Form 10-Q
period 2004-09-30
PROSPECT ENERGY CORP
filed 2004-11-12
CIK 1287032

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2004

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                       Commission File Number: 333-114552
             ------------------------------------------------------

                           PROSPECT ENERGY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               Maryland                               43-2048643
      -------------------------------      ------------------------------------
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
      incorporation or organization)

                  10 East 40th Street, New York, New York 10016
           ----------------------------------------------------------
            (Address of principal executive offices)    (Zip Code)

                          (212) 448-0702
           ----------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
                         the past 90 days.  |_|Yes |X| No

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). |_|Yes |X| No

    The number of shares of the registrant's Common Stock, $0.001 par value, outstanding as of September 30, 2004 was 7,055,100.

                           PROSPECT ENERGY CORPORATION
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                                TABLE OF CONTENTS

                                                                                                         Page
                                                                                                         ----
PART I.     FINANCIAL INFORMATION...........................................................................1

Item 1.     Consolidated Financial Statements (unaudited)...................................................1

            Consolidated Balance Sheets (unaudited)

            Consoldated Statements of Operations (unaudited)

            Consolidated Statement of Stockholders' Equity (unaudited)

            Consolidated Statements of Cash Flows (unaudited)

            Consolidated Statement of Investments (unaudited)

            Notes To Consolidated Financial Statements (unaudited)..........................................6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations..........12

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.....................................23

Item 4.     Controls and Procedures........................................................................23

PART II.    OTHER INFORMATION..............................................................................24

Item 1.     Legal Proceedings..............................................................................24

Item 2.     Unregistered Sales in Equity Securities and Use of Proceeds....................................24

Item 3.     Defaults Upon Senior Securities................................................................25

Item 4.     Submission of Matters to a Vote of Security Holders............................................25

Item 5.     Other Information..............................................................................25

Item 6.     Exhibits ......................................................................................26

            Signatures.....................................................................................27

                         PART I. FINANCIAL INFORMATION

In this Quarterly Report, the "Company," "Prospect Energy," "PEC," "PSEC", "we," "us" and "our" refer to Prospect Energy Corporation and its consolidated subsidiary unless the context otherwise states.

Item 1.  Consolidated Financial Statements (unaudited).


                   PROSPECT ENERGY CORPORATION AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               (in thousands, except share and per share amounts)

-----------------------------------------------------------------------------------------------
                                                            September 30,        June 30,
                                                                 2004              2004
----------------------------------------------------------- --------------- -------------------
Assets
Cash and cash equivalents                                             $422                  $1
Investments, including accrued interest (cost - $96,877)            97,027                   -
Due from affiliate                                                      53                   -
Other assets                                                           299                   -
                                                                     -----                  --
Total assets                                                       $97,801                  $1
                                                                   =======                  ==

Liabilities

Accounts payable                                                      $595                  $-
Due to affiliate                                                         -                 100
Accrued expenses                                                       735                   -
Other liabilities                                                       50                   -
                                                                        --                   -
Total liabilities                                                   $1,380                $100
                                                                    ------                ----

Stockholders' Equity
Common stock, par value $.001 per share, 100,000,000                    $7                  $0
   common shares authorized, 7,055,100 issued and
   outstanding
Paid-in capital in excess of par                                    96,955                   1
Accumulated net investment loss                                      (534)               (100)
Net unrealized depreciation                                            (7)                   -
                                                                       ---                  --
Total stockholders' equity                                         $96,421               $(99)
                                                                   -------               -----
Total liabilities and stockholders' equity                         $97,801                  $1
                                                                   =======                  ==

See notes to unaudited consolidated financial statements.

                   PROSPECT ENERGY CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (in thousands, except per share amounts)

---------------------------------------------------------------------------------------------------------
                                                   For the period from July      For the period from April
                                                       1, 2004 through              13, 2004 (inception)
                                                      September 30, 2004                 through
                                                                                     June 30, 2004
------------------------------------------------- --------------------------- ----------------------------
Operating Income
Interest income                                                        $266                           $-
                                                                       ----                           --

Total operating income                                                  266                           $0

Operating Expenses
Investment advisory fee                                                $337                           $-
Administration fee                                                       73                            -
Insurance expense                                                        61                            -
Legal and professional fees                                             160                          100
General and administrative expenses                                      69                            -
                                                                         --                            -
Total operating expenses                                                700                          100
                                                                        ---                          ---

Net investment loss                                                  $(434)                       $(100)
Net unrealized depreciation                                             (7)                            0
                                                                        ---                            -
Net decrease in stockholders' equity
   resulting from operations                                         $(441)                       $(100)
                                                                     ======                       ======

Basic net decrease in stockholders'
   equity per common share resulting
   from operations (see note 7)                                      (0.09)                       (1.00)

See notes to unaudited consolidated
financial statements.

                   PROSPECT ENERGY CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                          (in thousands, except shares)

----------------------------------------------------------------------------------------------------------------------
                                                      For the period from April 13, 2004 (inception)
                                                                through September 30, 2004
----------------------------------------------------------------------------------------------------------------------
                                            COMMON STOCK                         ACCUMULATED NET
                                        SHARES        AMOUNT        PAID IN      INVESTMENT LOSS         TOTAL
                                                                   CAPITAL IN     AND UNREALIZED     STOCKHOLDERS'
                                                                 EXCESS OF PAR     DEPRECIATION          EQUITY
------------------------------------ -------------- ------------ --------------- ----------------- -------------------
Balance, April 13, 2004
     (inception)                                 -            -              -                 -                 -
Sale of common stock                           100            -           $  1                 -              $  1
Net decrease in stockholders'
     equity resulting from
     operations for the period
     from April 13, 2004
     (inception) to June 30, 2004                -            -              -            $(100)             (100)
                                                 -            -              -            ------             -----
Balance, June 30, 2004                         100            -              1            $(100)              (99)
Sale of common stock from public
     offering (net of underwriting
     costs)                              7,055,000            7         98,417                 -            98,424
Offering costs                                   -            -        (1,463)                 -           (1,463)
Net decrease in stockholders'
     equity resulting from
     operations for the period
     from July 1, 2004 to
     September 30, 2004                          -            -              -             (441)             (441)
                                                 -            -              -             -----             -----
Balance, September 30, 2004              7,055,100            7        $96,955            $(541)           $96,421
                                        ==========            =        =======            ======           =======

See notes to unaudited consolidated financial statements.

                           PROSPECT ENERGY CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    (in thousands, except per share amounts)

--------------------------------------------------------------------------------------------------------------------
                                                                                For the period     For the period
                                                                                 from July 1,      from April 13,
                                                                                 2004 through     2004 (inception)
                                                                                September 30,     through June 30,
                                                                                     2004               2004
------------------------------------------------------------------------------ ----------------- -------------------
Cash Flows from Operating and Investing Activities:
Net decrease in stockholders' equity resulting from operations                           $(441)               (100)
Adjustments to reconcile net decrease in stockholders' equity resulting from operations to net cash used in operating activities:
Unrealized depreciation                                                                       7                   -
Increase in amounts due from affiliate                                                     (53)                   -
Increase in other assets                                                                  (299)                   -
Increase in accounts payable                                                                595                   -
(Decrease) increase in amounts due to affiliate                                           (100)                 100
Increase in accrued expenses                                                                735                   -
Increase in deposits                                                                         50                   -
Purchases of investments, net of maturities                                            (96,877)
Increase in accrued interest                                                              (157)
Net cash used in operating and investing activities                                   $(96,540)                   -

Cash Flows from Financing Activities:
Net proceeds from the issuance of common stock                                          $98,424                  $1
Offering costs from the issuance of common stock                                        (1,463)                   -
                                                                                        -------                   -
Net cash provided by financing activities                                               $96,961                  $1
                                                                                        -------                  --

Net increase in cash and cash equivalents                                                  $421                  $1
Cash and cash equivalents, beginning of period                                                1                   0
                                                                                              -                   -
Cash and cash equivalents, end of period                                                   $422                  $1
                                                                                           ====                  ==

See notes to unaudited consolidated financial statements.

                           PROSPECT ENERGY CORPORATION
                CONSOLIDATED STATEMENT OF INVESTMENTS (UNAUDITED)
                                 (in thousands)

--------------------------------------------------------------------------------------------------------------------

                                                         September 30, 2004
--------------------------------------------------------------------------------------------------------------------


------------------------------------ -------------------------------------------------------------------------------
PORTFOLIO INVESTMENTS       INDUSTRY               PRINCIPAL           COST         FAIR VALUE (2)       % OF NET
                                                    AMOUNT                                                ASSETS
--------------------------- ------------------- ---------------- ---------------- ------------------- ---------------
Gas Solutions II Ltd.       Gas gathering and
("Gas Solutions")               processing
- Partnership Interest (1)                                           $5,344             $5,344                 5.54%

- $25 million secured
note, at 15% interest,
due September 23, 2011
from Gas Solutions                                  $25,000          25,000             25,072                26.01%
                                                    -------          -------            ------                ------

Total Portfolio                                                      $30,344           $30,416                31.55%
Investments                                                          -------           -------                ------

    U.S. GOVERNMENT SECURITIES         YIELD        PAR VALUE           COST            FAIR VALUE       % OF NET ASSETS
----------------------------------- ------------ ----------------- ---------------- ------------------- ------------------
U.S. Treasury Bill 10/07/04             1.2615%         10,023           $9,999             $10,021             10.39%
U.S. Treasury Bill 10/14/04             1.2912%          9,863            9,837               9,858             10.22%
U.S. Treasury Bill 10/21/04             1.3039%         10,681           10,660              10,672             11.07%
U.S. Treasury Bill 10/28/04             1.3230%         10,030           10,020              10,019             10.39%
U.S. Treasury Bill 11/04/04             1.4253%          4,005            4,000               4,000              4.15%
U.S. Treasury Bill 11/18/04             1.3567%         11,043           11,006              11,020             11.43%
U.S. Treasury Bill 11/26/04             1.4792%         11,049          11,011              11,021              11.43%
                                                                        -------             -------             ------

Total U.S. Government
    Securities                                                          $66,533             $66,611             69.08%
                                                                        -------             -------             ------

Total Investments                                                       $96,877             $97,027            100.63%
                                                                        =======             =======            =======

(1) Our portfolio company, Gas Solutions, is indirectly 100% owned and controlled by Prospect Energy, as defined by the Investment Company Act of 1940, or the "1940 Act." The securities issued by Gas Solutions that we acquired are exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, or the "Securities Act." These securities may be resold only in transactions that are exempt from registration under the Securities Act.

(2) Fair value is determined by or under the direction of the board of directors of Prospect Energy (see note 2).


See notes to unaudited consolidated financial statements


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Organization and Consolidated Financial Statements

Prospect Energy, a Maryland corporation, was organized on April 13, 2004 and is a closed-end investment company that has filed an election to be treated as a business development company under the 1940 Act. Prospect Energy focuses primarily on investments in energy companies and invests, under normal circumstances, at least 80% of its net assets (including the amount of any borrowings for investment purposes) in these companies. Prospect Energy is a non-diversified company within the meaning of the 1940 Act.

Prospect Energy has entered into an Investment Advisory Agreement (the "Advisory Agreement") with Prospect Capital Management, LLC ("Prospect Capital"), the investment adviser, under which the investment adviser, subject to the overall supervision of Prospect Energy's board of directors, manages the day-to-day operations of, and provides investment advisory services to, Prospect Energy.

Prospect Energy concentrates on making investments in energy companies having annual revenues of less than $250 million and in transaction sizes of less than $100 million. In most cases, these companies are privately held or have thinly traded public equity securities.

On July 27, 2004, we closed our initial public offering and sold 7,000,000 shares of our common stock at a price of $15.00 per share, less underwriting discounts and commissions totaling $1.05 per share. On August 27, 2004, we issued an additional 55,000 shares for a price of $15.00 per share, less underwriting discounts and commissions of $1.05 per share in connection with the exercise of an over-allotment option with respect to such offering. We have prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or "GAAP," applicable to interim financial information and the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended.

In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of the consolidated financial statements for the period, are included in these consolidated financial statements. The current period's results of operations will not necessarily be indicative of results that we ultimately achieve for the fiscal year ending June 30, 2005.

As an investment company, Prospect Energy only consolidates subsidiaries which are also investment companies. As discussed further in Note 4, on September 24, 2004, we acquired indirectly all of the assets and all of the equity of Gas Solutions, and on September 30, 2004, we transferred indirect ownership of Gas Solutions to a wholly owned subsidiary, Prospect Energy Holdings Inc. ("PEHI"). PEHI is a consolidated subsidiary of the Company.

Note 2.  Significant Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause our actual results to differ.

The significant accounting policies consistently followed by Prospect Energy are:

Cash Equivalents:

The Company defines cash equivalents to include commercial paper, money market funds, and treasury bills with original maturities of three months or less. At September 30, 2004, cash and cash equivalents consisted primarily of money market funds of $422,398.

Investments:

(a) Security transactions are accounted for on the appropriate trade date.

(b) (1) Investments for which market quotations are readily available are valued at such market quotations.

    (2) Bank debt, senior secured debt and other debt securities with trading markets and original maturities greater than 60 days are valued by an independent pricing service or at the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, or otherwise by a principal market maker or a primary market dealer).


    (3) Debt and equity securities whose market prices are not readily available are valued at fair value, as determined in good faith by or under the direction of our board of directors. Because we expect that there will not be a readily available market value for most of the investments in our portfolio, we expect to value substantially all of our portfolio investments at fair value as determined in good faith by or under the direction of our board of directors using a documented valuation policy and a consistently applied valuation process.

    The factors that we may take into account in fair value pricing our investments include, as relevant, the portfolio company's ability to make payments, its earnings and discounted cash flow, the nature and realizable value of any collateral, the markets in which the portfolio company does business, comparisons to securities of similar publicly traded companies and other relevant factors. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments, and any such differences could be material.

(c) Gains or losses on the sale of investments are calculated using the specific identification method.

(d) Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis.

(e) We typically accrete origination, facility, commitment, consent and other advance fees received by us on loan agreements or other investments over the term of the loan.

Federal and State Income Taxes

(a) Prospect Energy intends to comply with the requirements of the Internal Revenue Code of 1986, as amended (the "Code"), that are applicable to regulated investment companies. The Company intends to annually distribute or retain through a deemed distribution all of its taxable income to shareholders; therefore, the Company has made no provision for income taxes. PEHI is a corporation subject to federal and state income taxes and records a benefit or expense for income taxes as appropriate.

(b) At the close of the Company's taxable year, we will reclassify book and tax basis differences relating to stockholder distributions and other permanent book and tax differences as paid-in capital. In addition, the character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP.

Dividends and Distributions

Dividends and distributions to common stockholders are recorded on the applicable record date. The amount, if any, to be paid out as a dividend is determined by the board of directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually.

Note 3.  Cash Investments


                                                                  FAIR MARKET
             TOTAL CASH EQUIVALENTS                  COST            VALUE
---------------------------------------------- ----------------- ---------------
First Amer. Prime Obligations. Fund                    $422,398        $422,398


As of June 30, 2004, all of our assets, totaling $1,500, were invested in cash.

Note 4.  Portfolio Investments

Gas Solutions Purchase

On September 24, 2004, Prospect Energy acquired through 100% owned entities substantially all of the assets and all of the equity of Gas Solutions II Ltd. ("Gas Solutions") pursuant to the Amended and Restated Purchase and Sale Agreement dated September 23, 2004. The acquisition cost was $28,503,000 plus acquisition expenses of $1,841,000, principally underwriting fees and legal and professional fees, for a total cost of $30,344,000. In connection with the purchase, a $25,000,000 note was issued to Prospect Energy.

On September 30, 2004, Gas Solutions was transferred to PEHI, a wholly owned subsidiary of the Company, which is a corporation and not expected to qualify as a regulated investment company under Subchapter M of the Code, and accordingly will be subject to federal and state and local income tax. PEHI is expected to record a benefit or expense for income taxes, as appropriate.

For more information, please refer to "Portfolio and Investment Activity" of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Note 5.  Organizational and Offering Expenses

A portion of the net proceeds of our initial public offering of 7,055,000 shares of common stock (including the subsequent exercise of the over-allotment option offering on August 27, 2004) was used for organizational and offering expenses of approximately $125,000 and $1,463,000, respectively. Organizational expenses were expensed as incurred. Offering expenses were charged against paid-in capital in excess of par. All organizational and offering expenses were borne by Prospect Energy.

Note 6.  Net Asset Value Per Share

At September 30, 2004, Prospect Energy's total net assets and net asset value per share were $96,421,000 and $13.67, respectively.

Note 7.  Earnings Per Share

The following information sets forth the computation of basic net decrease in stockholders' equity per share resulting from operations for the period beginning July 1, 2004) through September 30, 2004:

Numerator for basic per share:     $(440,667)
Denominator for basic weighted average shares: 5,024,649
Basic net decrease in stockholders' equity per common share resulting from operations: $(.09)

Note 8.  Financial Highlights

The following is a schedule of financial highlights for the period from July 1, 2004 through September 30, 2004:

         Per Share Data:
         Net asset value, July 1, 2004  (1)                             $ (.01)
         Proceeds from initial public offering                            13.95

         Net unrealized depreciation on investments                           0

         Net decrease in stockholders' equity resulting from
           operations  (2)                                                (.06)
         Costs related to the initial public offering                     (.21)
                                                                          -----
         Net asset value at September 30, 2004                         $  13.67
                                                                       ========

         Per share market value at September 30, 2004                  $  14.95
         Total return  (3)                                              (0.33)%
         Shares outstanding at September 30, 2004                     7,055,100

         Ratio/Supplemental Data:
         Net assets at end of period (in thousands)                   $  96,421
         Ratio of operating expenses to average net assets (4)            2.91%
         Ratio of net operating loss to average net assets (4)          (1.81)%


(1)      Calculated based on 7,055,100 shares outstanding.

(2) Calculated in accordance with Securities and Exchange Commission Form N-2, Part A, Item 4.1.9.

(3) Total return is based on the change in market price per share assuming an investment at the initial offering price of $15.00 per share. Total return also takes into account dividends and distributions, if any, reinvested in accordance with Prospect Energy's dividend reinvestment plan. The total return is not annualized.

(4)      Annualized.

Note 9.  Agreements

The Advisory Agreement with Prospect Capital provides for base management fees and incentive fees. For the period ended June 30, 2004, there was neither a base management fee nor any incentive fee payable. For the period beginning July 1, 2004 through September 30, 2004, Prospect Energy paid its adviser Prospect Capital $337,000 in base management fees and no incentive fee.

Prospect Energy has also entered into an Administration Agreement (the "Administration Agreement") with Prospect Administration, LLC, or "Prospect Administration," under which Prospect Administration provides administrative services and facilities for Prospect Energy. For the period ended June 30, 2004, there were no payments of administration service fees. For the period beginning July 1, 2004 through September 30, 2004, the Company paid $72,774 in administrative services fees.

Note 10. Litigation

In the ordinary course of business, the Company may be a defendant or co-defendant in legal actions. It is the opinion of management, after consultation with counsel, that the resolution of all known actions will not have a material effect on the consolidated financial position nor on the consolidated results of operations. For more detail, please refer to Item 1, Legal Proceedings of Part II, Other Information.

Note 11. Subsequent Events

On November 11, 2004, we announced a cash dividend of $0.10 per share to holders of record on December 10, 2004, payable on December 30, 2004. Item 2.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements in this report that relate to estimates or expectations of our future performance or financial condition may constitute "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties, including statements as to:

o        our future operating results;

o        our business prospects and the prospects of our portfolio companies;

o        the impact of investments that we expect to make;

o the dependence of our future success on the general economy and its impact on the industries in which we invest;

o        the ability of our portfolio companies to achieve their objectives;

o        our expected financings and investments;

o        the adequacy of our cash resources and working capital; and

o the timing of cash flows, if any, from the operations of our portfolio companies.

We may use words such as "anticipates," "believes," "expects," "intends," "will," "should," "may" and similar expressions to identify forward-looking statements. We base such statements on currently available operating, financial and competitive information; such statements are subject to various risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations. You should not place undue reliance on such forward-looking statements, as they speak only as of the date on which they are made. Additional information regarding these and other risks and uncertainties is contained in our periodic filings with the Securities and Exchange Commission, or the "SEC."

All of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments to those reports, filed with or furnished to the SEC on or after April 13, 2004, are available free of charge through our internet website, www.prospectenergy.com, as soon as reasonably practical after we have electronically filed such material with, or furnished it to, the SEC.

Overview

Prospect Energy was incorporated under the Maryland General Corporation Law in April 2004. We have elected to be treated as a business development company under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in "qualifying assets," including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less.

On July 27, 2004, we completed our initial public offering and became an externally managed, non-diversified, closed-end investment company. In addition, for tax purposes we intend to elect to be treated as a regulated investment company under the Code. Under these elections and assuming that we remain in compliance with the relevant requirements, we generally will not have to pay corporate-level taxes on any income that we distribute to our stockholders (See
Note 4).If we do not make such an election, taxes may be imposed on our net income.

We are subject to regulation under the 1940 Act and the Code, including rules with respect to the diversification of our assets. These regulations specify certain test dates as of which our investments must comply with such diversification guidelines. We have managed and we are managing our business in such a way as to remain in compliance. We have adopted a code of ethics and a compliance manual, as required by the 1940 Act. In order to maintain compliance with all laws and regulations applicable to Prospect Energy, we may buy or sell investments, rebalance the portfolio, elect a year for tax purposes of August 31 (but retaining June 30 as our year for financial reporting purposes), or take other actions deemed advisable.

We have entered into an Advisory Agreement with Prospect Capital, the investment adviser, under which the investment adviser, subject to the overall supervision of Prospect Energy's board of directors, manages the day-to-day operations of, and provides investment advisory services to, Prospect Energy. In addition, we employ directly one employee located at the corporate office in New York, New York. The employee is not represented by a labor union. We consider our relations with our employee to be satisfactory.

Investment Activity

We completed our first quarter of operations on September 30, 2004 with our portfolio invested 68.65% in obligations of the United States Treasury and 31.35% in our investment in Gas Solutions, including the related Secured Promissory Note in the principal amount of $25 million, with a 15% interest rate, due September 23, 2011, or the "Note."

Regulated Investment Company Status

We currently intend to elect an August 31st fiscal year end for income tax reporting purposes, commencing with the initial taxable year ended August 31, 2004. Our fiscal year-end for financial reporting purposes will remain June 30th. As such, the Company has qualified and intends to elect to be subject to tax as a regulated investment company under Subchapter M of the Code for the taxable year ended August 31, 2004. As long as the Company continues to so qualify as a regulated investment company, the Company will not be subject to tax on its investment company taxable income or its net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, as dividends to our shareholders on a timely basis. We expect distributions to differ from net income for the fiscal year due to temporary recognition of income and expenses, gains and losses, returns of capital, and net realized appreciation or depreciation in our investments, which may not be included in our taxable income.

To remain in compliance with Subchapter M of the Code with respect to the Company's taxable year, the Company is generally required to maintain its registration as an investment company or its status as a business development company in accordance with the 1940 Act, as amended, with the SEC, derive at least 90 percent of its gross income from dividends, interest, gains from the sales of securities and other specified types of income required under Subchapter M of the Code, satisfy certain asset diversification requirements as defined in Subchapter M of the Code, and distribute to shareholders at least 90 percent of the Company's investment company taxable income as defined in Subchapter M of the Code. However, there can be no assurance that the Company will continue to qualify for such treatment in future taxable years. If the Company fails to qualify as a regulated investment company, the Company will be subject to corporate-level taxes on its taxable income, whether or not such taxable income is distributed to its shareholders. The imposition of corporate-level taxes on the Company will substantially reduce the amount of income available for distribution to our shareholders. Even if the Company qualifies as a regulated investment company for any taxable year in question, the Company will be subject to corporate-level income tax on any income not distributed to its shareholders. Moreover, the Company will be subject to a four percent, entity-level excise tax, for any calendar year in which the Company does not distribute an amount equal to or exceeding the sum of 98% of the Company's calendar year ordinary income and 98% of the Company's capital gain net income for the one-year period ended October 31st, computed in accordance with Section 4982 of the Code.

Investment in Gas Solutions II Ltd
----------------------------------

On September 24, 2004, Prospect Energy acquired indirectly substantially all of the assets and equity interests of Gas Solutions pursuant to the Amended and Restated Purchase and Sale Agreement dated September 23, 2004. The acquisition cost was $28,503,000 plus acquisition expenses of $1,841,000, principally underwriting fees and legal and professional fees, for a total cost of $30,344,000.

Also on September 24, 2004, Gas Solutions signed a Secured Promissory Note in the amount of $25 million payable to Prospect Energy, and executed a first mortgage and security agreement encumbering all of Gas Solutions' assets to secure that Note. On September 30, 2004, Prospect Energy transferred Gas Solutions to a wholly owned subsidiary, PEHI. PEHI is a consolidated subsidiary of the Company.

The agreement for the purchase of Gas Solutions included customary representations and warranties and standard seller indemnities and purchase price adjustment provisions, which are to be calculated no later than December 22, 2004, or 90 days after the closing of the investment on September 23, 2004. Our investment plan also assumed that we would fund Gas Solutions' working capital requirements up to $1,000,000. On October 27, 2004, we funded a working capital facility in the amount of $200,000 to be used primarily for capital expenditures and general operating expenses prior to receipt of significant contracted revenues expected on or about November 23, 2004.

We anticipate that we will restructure the Gas Solutions debt. Such restructuring will likely result in average interest rates that equal or exceed the present 15% on the Note, and include an origination fee of 3% of the aggregate principal amount of debt, which would be amortized over the life of the related debt.

We are currently in discussions with, and have received indicative term sheets from two senior lenders regarding the refinancing of a portion of the Note and expect to reach closing on or before December 30, 2004. The term sheets provided to us by the senior lenders indicate an expected interest rate of between 3 and 5%. However, we can offer no assurances that such financing will be offered or consummated, or at the interest rates discussed.

For purposes of this discussion, Gas Solutions also refers to the predecessor company, Gas Solutions Ltd.

Business of Gas Solutions

Gas Solutions owns and operates a major gas gathering system in the East Texas field in Gregg, Upshur and Rusk Counties Texas, as well as a smaller system in Smith County Texas, both of which support two processing facilities, the Longview Plant and the Chapel Hill Plant. The East Texas field has been producing oil and gas continuously since 1931 and is believed to be one of the largest oil reservoirs in North America. With approximately 1,000 miles of pipeline, Gas Solutions owns and operates the only casinghead gas-gathering system in the East Texas field and Chapel Hill area. Gas Solutions serves approximately 700 leases and approximately 2,500 associated wells. Gas Solutions is currently processing approximately 32 MMcf/day with a total processing capacity of approximately 90 MMcf/day and, accordingly, is actively seeking additional gas throughput. There can be no assurance that the volume of gas derived from the fields will not decline or that any portion will be replaced by new drilling or new customers.

The Longview Plant -- Historical

Gas Solutions was initially formed in 1998 as a Texas limited partnership for purposes including purchasing and operating a natural gas gathering system and processing plant located in Longview, Texas. Gas Solutions purchased and continued operations of the Longview Plant effective March 1, 1999, when it purchased the Longview Plant, formerly owned by Atlantic Richfield Corporation ("ARCO") and in operation since 1934. Gas Solutions purchased a second gas gathering system located in Price, Texas from Cleco Energy LLC on December 1, 1999.

Effective April 1, 2000, Gas Solutions entered into an agreement with Sulphur River Gathering LP ("SRG") to operate and maintain SRG's low pressure gathering system, compress and process casinghead gas, and perform some administrative and accounting functions for SRG. This agreement was assigned by SRG to Enbridge Pipelines, LLC ("EPL") during 2002 coincident with EPL's purchase of SRG. For those services, EPL now pays a monthly fee as specified in the contract. In addition, Gas Solutions receives a compression fee for each stage of compression, with approximately four stages of compression required.

In August 2001, Gas Solutions entered into a processing agreement with ExxonMobil with respect to ExxonMobil's East Texas Field, whereby Gas Solutions agreed to process gas formerly processed by ExxonMobil and thereby became the primary gas processing facility for the East Texas Field. Additionally, Gas Solutions expects to undertake capital investment in future periods of up to $2.5 million for a natural gas liquids transportation and fractionation arrangement.

The Longview Plant - Current

The Longview Plant is currently processing approximately 26 MMcf/day of oil well gas and gas well gas from approximately 600 leases and approximately 2,350 associated wells. The Longview Plant has the ability to increase its processing capacity to approximately 70 MMcf/day, and Gas Solutions is actively seeking new reserves for additional processing.

On October 1, 2004, Gas Solutions executed an amended gathering and compression agreement with ONEOK Texas Energy Resources, LP ("ONEOK"), whereby the gas deliverability capacity in the agreement was increased to 20 MMcf/day from 15 MMcf/day. This represents a four-fold increase from the initial deliverability of 5 MMcf/day in October 2000.

The Chapel Hill Plant -- Historical

In September 2003, Gas Solutions purchased the Chapel Hill Plant from Mustang Fuel Corporation and continued operations of the plant. The Chapel Hill Plant is located near Winona, Texas, and has been in operation since approximately 1982. This plant includes approximately 100 miles of pipeline, which is used for gathering and processing gas from numerous operators in Smith County, Texas. Since the acquisition of the Chapel Hill Plant, the facility has experienced increases in gas volumes coming from the Cotton Valley and Travis Peak formations.

The Chapel Hill Plant -- Current

The Chapel Hill Plant is processing approximately 6 MMcf/day of gas well gas from approximately 100 leases and approximately 150 associated wells. The Chapel Hill Plant has the capacity to process approximately 20 MMcf/day, and Gas Solutions is actively seeking new reserves for additional throughput.

Production and Contracts

The natural gas purchased by Gas Solutions is produced from the East Texas oilfield's Woodbine formation, the Chapel Hill Field in Smith County and various Cotton Valley reservoirs near the Longview Plant. Gas Solutions has contracts with the oil and gas well lease operators with respect to the leases referenced above to gather, via pipeline, the gas mixture produced from the leases. These contracts determine the lease operator's portion, if any, of the liquid and dry gas sales, normally determined according to a sliding scale based on production.

Gas Solutions gathers gas from oil and gas well lease operators and processes the gas to create liquid products. The natural gas liquid ("NGL") products are ethane, propane, n-butane and isobutane, and natural gasoline. The natural gas liquid products are marketed by truck to various customers, and the remaining gas is delivered to a major pipeline. Sales prices are generally tied to Mt. Belvieu, Texas, price indices for those liquid products. A significant portion of the dry residue gas is used to fuel the operations of the plant and the rest is sold to natural gas pipelines or sold back to the lease operators for lease operations. All products are metered and revenues are recognized each month based on the pipeline meter readings for products delivered. Gas Solutions has product sales agreements with major chemical, oil and gas, and pipeline companies, including Eastman Chemical. While there can be no assurances that there will not be customer turnover, Gas Solutions has historically maintained good relationships with its customers and has not experienced any significant customer loss. Gas Solutions also generates service fee income from several processing and operating agreements associated with the Longview Plant and gathering system.

Operating Results

Gas Solutions generates cash. In August and September 2004, the assets included within Gas Solutions generated unaudited net operating income (revenues less operating expenses) of $1,078,804 and $1,221,008, respectively. These cash flows should allow Gas Solutions to provide acceptable coverage of its interest expense on the $25 million Note provided by Prospect Energy, which carries a monthly interest expense of approximately $312,500. Additionally, we expect that Gas Solutions will generate at least $10 million of cash from operating activities, as determined under GAAP, or operating cash flow, for 2004.

Employees

Gas Solutions maintains an integrated staff of 24 employees who manage the company including field operations, engineering, sales and marketing, and accounting, as well as the construction of additional plant equipment. 20 of the 24 employees were existing plant employees at the time of the acquisition of the Longview Plant by Gas Solutions in 1999. Nineteen of the 24 employees each have more than 20 years of experience in the industry. Additionally, we have entered into a consulting agreement with the senior management who has operated the Longview plant since 1999. This agreement provides for senior management to continue operating the Gas Solutions business in exchange for a profit sharing arrangement as an incentive to maximize cash flows of the business.

Hedging

We are currently working with several financial institutions and energy industry participants to structure a commodity price hedge to effectively reduce earnings and cash flow volatility due to commodity price changes.

Expected Return on Gas Solutions Investment to Prospect Energy
--------------------------------------------------------------

Prospect Energy's investment in Gas Solutions is comprised of the Note, which has an aggregate principal amount of $25 million, plus accrued interest, and an equity investment aggregating $5,344,000. Current interest payable on the Note is $3,750,000 annually, or $312,500 monthly and $937,500 quarterly. Operating cash flow, which we expect to be available for distribution to the holder of common equity after payments of interest on the note and before the commencement of amortization payments on principal, is currently expected to be approximately $800,000 monthly and $2,400,000 quarterly. There can be no assurance that we will achieve this level of performance in any quarter. Because Prospect Energy's total investment in Gas Solutions, including the amount invested in debt and equity investments, and all related fees and expenses, is less than four times expected operating cash flow, when senior loans have been made at levels up to four times operating cash flow, and mezzanine loans have been made at even higher multiples of operating cash flow, we believe that our equity investment in Gas Solutions will not entail significantly more risk to capital than would a typical mezzanine loan.

Prospect Energy was attracted to make an equity investment in Gas Solutions in addition to its debt investment because we believe that this investment provides significant control over the disposition of cash generated by Gas Solutions and because it provides Prospect Energy with significant, relatively low risk potential for equity appreciation that would not have been available to our shareholders from a debt investment. However, Prospect Energy does not expect to utilize all of the cash flow from operations generated by Gas Solutions to pay dividends to Prospect Energy. To sustain and, if possible, increase the value of its investment in Gas Solutions, Prospect Energy expects to reinvest a portion of the cash flow from operations of Gas Solutions to fund increases in working capital, capital expenditures, opportunistic acquisitions and for other purposes. We currently expect that Gas Solutions will invest up to $1,000,000 annually in maintenance capital expenditures. Accordingly, we cannot predict the amount of cash flow generated by the operations of Gas Solutions that will be available to Prospect Energy in the form of dividends in any given quarter. We believe that dividends on our investment in the common stock of Gas Solutions will be similar in amount to, or exceed, the payments of interest and principal on the Note, but we can offer no assurance in that regard. While we believe that Gas Solutions is an attractive investment for our shareholders, and will seek to make other similar investments in the future, we can offer no assurance that we will be able to identify and consummate other similarly attractive investments in the future. Accordingly, we caution that our portfolio may, over time, include debt and equity investments with lower yields than what we believe will be provided by our investment in Gas Solutions.

Results of Operations

         Overview

We commenced operations on July 30, 2004 and therefore have no period with which to compare operating results for the quarter ended September 30, 2004.

         Revenues

We generate revenue in the form of interest payable on the debt that we hold, and capital gains and any dividends on equity securities, warrants, options or other equity interests that we acquire in portfolio companies. Our investments, if in the form of debt securities, will typically have a term of one to ten years and bear interest at a fixed or floating rate. To the extent achievable, we will seek to collateralize our investments by obtaining security interests in our portfolio companies' assets. We also may acquire minority or majority equity interests in our investments, which may pay cash dividends on a recurring or customized basis. In addition, we generate revenue in the form of commitment, origination, structuring or due diligence fees, fees for providing managerial assistance and possibly consulting fees. Any such fees generated in connection with our investments are recognized as earned.

         Expenses

Our primary operating expenses include the payment of investment advisory fees and overhead expenses, including our allocable portion of overhead under the Administration Agreement with Prospect Administration under which Prospect Administration provides administrative services and facilities for Prospect Energy. Our investment advisory fees compensate our investment adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions in accordance with our Administration Agreement with Prospect Administration.

         Operating Income

Investment income was modest during our initial quarter of operations as it largely reflects income generated from funds invested in short-term treasury bills.

         Operating Expenses

Operating expenses for the period beginning July 1, 2004 through September 30, 2004 were approximately $700,000. This amount consisted of investment advisory and management fees, insurance expense, administrative services fees, professional fees, directors' fees and other general and administrative expenses. It also included a non-recurring charge of approximately $25,000 in expenses related to the organization of Prospect Energy. The investment advisory fee for the quarter was approximately $337,000, representing the base fee as provided for in the Advisory agreement. No incentive fee was incurred for the quarter, pursuant to the Investment Advisory contract. Administrative services fees incurred under the Administration Agreement were approximately $73,000.

         Net Operating Loss

Prospect Energy's net operating loss was approximately $441,000 for the period beginning July 1, 2004 through September 30, 2004.

         Net Unrealized Depreciation on Investments and Cash Equivalents

As of September 30, 2004, Prospect Energy's treasury bill investments had $7,000 of estimated net unrealized depreciation.

         Net Decrease in Stockholders' Equity From Operations

Prospect Energy had a net decrease in stockholders' equity resulting from operations of $441,000 for the period beginning July 1, 2004 through September 30, 2004. Based on a weighted-average of 5,024,649 shares outstanding, our net decrease in stockholders' equity from operations was $0.09 per share.

The following table sets forth the range of high and low sales prices on the NASDAQ Stock Market of Prospect Energy's common stock for the periods indicated, as reported by NASDAQ.

                             SELECTED STOCK TRADING INFORMATION

       --------------------------------------------------------------------------------
                                                         Fiscal Year 2004
                                                High           Low           Dividend
       ------------------------------------ ------------ ---------------- -------------
       Quarter ended September 30, 2004        $15.75        $14.35           $0.00

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from the sale of securities, including the net proceeds of our initial offering, as well as cash flows from operations, including income earned from the temporary investment of cash in U.S. government securities. In the future, we may also fund a portion of our investments through borrowings from banks and issuances of senior securities. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

         Investment Pipeline

In the prospectus filed in connection with our initial public offering, we identified 12 companies as potential investment candidates. At that time, we stated that the consummation of any such transactions would be subject to the satisfactory completion of due diligence and the negotiation of customary documentation in forms mutually satisfactory to the parties. We have continued to pursue these investments since the closing of the initial public offering, and we anticipate that in the future we may consummate investments in approximately four of these 12 companies, subject to completion of due diligence and the negotiation of customary documentation in forms mutually satisfactory to the parties. We cannot, however, guarantee that transactions will be consummated with any of these four companies. Of the other eight companies, two have not survived our final due diligence, four now appear unlikely to survive our final due diligence, and in two cases the seller's offer to sell was withdrawn. We continue to consider investments in four of the identified companies, which remain subject to additional due diligence and negotiation. At the present time, we do not believe that investments in the remaining eight companies named in our initial prospectus will be completed.

Following the closing of our initial public offering, and the market's recognition that Prospect Energy has fresh capital to invest in energy transactions, Prospect Capital has hired additional originators and has seen its pipeline of potential transactions grow in variety, number and quality. Transactions originated after the initial public offering, such as Gas Solutions, are believed in many cases to carry less risk and offer more attractive returns than some of the proposed transactions listed in our prospectus. Prospect Energy is requiring all transactions, whether listed in the prospectus or not, to meet the same stringent standards (focusing on preservation of capital and on high current returns from existing cash flow) that Prospect Energy applies to new transactions and, as a result, transactions listed in the prospectus that cannot meet those stringent due diligence standards are likely to be replaced by other transactions that can meet those standards. While this upgrading process could temporarily slow the pace of investment, Prospect believes any such slowing to be temporary, and the resulting investments in more attractive transactions instead to be in the best long term interest of its shareholders.

At present we have approximately 50 potential investments in our pipeline. While no assurances can be made, based upon the current status of due diligence, we are targeting one to two investment closings within 45 to 60 days, aggregating$10 to $20 million.

We anticipate that substantially all the net proceeds of our initial public offering will be invested by June 30, 2005. At that time, we expect that our portfolio will consist primarily of mezzanine loans and related equity investments. We can offer no assurances that we will be able to invest all our net proceeds within this time frame, as our investment progress will depend on the availability of appropriate investment opportunities consistent with our investment objective and market conditions.

Dividends

Assuming that we maintain our status as a regulated investment company under Subchapter M of the Code, we intend to make distributions to our stockholders on a quarterly basis of substantially all of our net operating income. We may also make distributions of net realized capital gains, as appropriate.

Tax characteristics of all dividends will be reported to shareholders, as appropriate, on Form 1099-DIV after the end of the year. The board of directors of Prospect Energy presently intends to declare and pay quarterly dividends on the common stock. Prospect Energy's ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

On November 11, 2004, we announced a cash dividend of $0.10 per share to holders of record on December 10, 2004, payable on December 30, 2004. We anticipate that this dividend will be paid fully out of our taxable income for the applicable period.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ. Our critical accounting policies are those applicable to the valuation of investments and certain revenue recognition matters as discussed below.

        Valuation of Portfolio Investments. As a business development company, we invest in illiquid securities including debt and equity securities of companies. Our investments are generally subject to restrictions on resale and generally have no established trading market. We value substantially all of our investments at fair value as determined in good faith by the Board of Directors in accordance with our valuation policy. We determine fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. Our valuation policy considers the fact that no ready market exists for substantially all of the securities in which we invest. Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the portfolio company does not currently support the cost of our debt or equity investments. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. We will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value. The value of investments in publicly traded securities is determined using quoted market prices discounted for restrictions on resale, if any.

        Loans. For loans, fair value generally approximates cost unless the borrower's enterprise value, overall financial condition or other factors lead to a determination of fair value at a different amount.

        Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. Interest on loans is not accrued if we have doubt about interest collection. Loan origination fees are capitalized and then amortized into interest income using the effective interest method. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. Prepayment premiums are recorded on loans and when received.

        Equity and Partnership Interests. Our equity and partnership interests in portfolio companies for which there is no liquid public market are valued at fair value based on the enterprise value of the portfolio company, which is determined using various factors, including cash flow from operations of the portfolio company and other pertinent factors, such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company's equity securities, or other liquidation events. The equity and partnership values so determined are generally discounted to account for restrictions on resale and minority ownership positions.

      Dividend income is recorded on equity securities and partnership interests on an accrual basis to the extent that such amounts are expected to be collected, and on common equity securities on the record date for private companies or on the ex-dividend date for publicly traded companies.

      Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the year, net of recoveries. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

      Fee Income. Fee income includes fees for services rendered by us to portfolio companies such as management services, and other advisory services. Management and other advisory services fees are generally recognized as income as the services are rendered.

Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

At this time, we do not have any off-balance sheet liabilities or other contractual obligations, other than the Advisory Agreement and the Administration Agreement.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates. We expect that many of the loans in our portfolio will have floating rates. To date, a significant percentage of our assets are invested in short-term U.S. Treasury bills. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the period beginning July 1, 2004 through September 30, 2004, we did not engage in hedging activities.

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, Prospect Energy carried out an evaluation, under the supervision and with the participation of PEC's management, including PEC's chief executive officer and chief financial officer, of the effectiveness of the design and operation of PEC's disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, the chief executive officer and the chief financial officer have concluded that PEC's current disclosure controls and procedures are effective in timely alerting them of material information relating to PEC that is required to be disclosed by PEC in the reports it files or submits under the Securities Exchange Act of 1934.

There have been no changes in PEC's internal control over financial reporting that occurred during the period beginning July 1, 2004 through September 30, 2004 that have materially affected, or are reasonably likely to materially affect, PEC's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

We have been named as a defendant in Karen O. Donnelly, Attorney at Law, v. Prospect Street, et al. and Charles M. Costenbader, filed August 4, 2004 in the 164th Judicial District Court of Harris County, Texas. Donnelly alleges she is the former attorney of Christian Operating Co. and Christian Intergy, Inc., companies with which Prospect Energy formerly considered entering into a credit facility. Donnelly alleges she had a finder's fee contract with these companies, and that Prospect Energy tortuously interfered with her contractual arrangement with these companies. Donnelly seeks damages of $1,283,000, plus attorney's fees and court costs. We do not believe this claim has any merit and we intend to defend this matter vigorously.

We have received a letter from a former officer of Prospect Energy following his separation from the company suggesting, among other things, that improprieties may have occurred. We have investigated these statements and are not aware at this time of any fact substantiating these vague assertions. We believe that any actions that may arise as a result of this matter are without merit and we intend to vigorously defend ourselves in connection with any such actions.

We are not aware of any other material pending legal proceeding, and no such material proceedings are known to be contemplated, to which Prospect Energy is a party or of which any of its property is the subject.

Item 2.  Unrealized Sales of Equity Securities and Use of Proceeds.

(a) We did not issue any equity securities that were not registered under the Securities Act during the period beginning July 1, 2004 through September 30, 2004.

(b) On July 27, 2004, our registration statement on Form N-2 (File No. 333-114552), for the initial public offering of 7,000,000 shares of our common stock became effective. All 7,000,000 shares were sold upon completion of the initial public offering at an aggregate offering price of $105.0 million, reflecting an initial offering price of $15.00 per share.

         Ferris, Baker Watts acted as Book-Running Manager. D.A. Davidson & Co., Sterne, Agee & Leach, Inc., and Wunderlich Securities also acted as underwriters for the initial public offering.

         In connection with the initial public offering, we registered and offered the underwriters an option to purchase an additional 1,050,000 shares of common stock at the $15 per share offering price. The underwriters exercised this option in respect of over-allotments in our initial public offering and acquired and resold an additional 55,000 shares for a price of $15.00 per share for net proceeds to us of $767,500.

         In connection with the initial public offering, we incurred expenses of approximately $1,463,000. Of that, no amounts were paid directly or indirectly to our directors, officers or associates, or to persons owning 10% or more of our common stock or that of other affiliates. After deducting underwriting discounts and commissions and other expenses, we received net proceeds of $767,250 from the initial public offering.

         There has been no material change in the planned use of proceeds as described in our final prospectus.

(c) We did not repurchase any shares of our common stock during the period beginning July 1, 2004 through September 30, 2004.

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5.  Other Information.

Executive Compensation

                                                                                            Other Annual
         Name and Principal Position                Salary                Bonus             Compensation
---------------------------------------------- -------------------- -------------------- --------------------
John F. Barry III, CEO                              None                  None                 None
Karen Gattegno, CFO and CCO                         $150,000              None                 None

Security Ownership of Certain Beneficial Owners and Management

John F. Barry III, owns, beneficially, 67,667 share of common stock, or 1% of such class. There has been no change in control.


Principal Accountant Fees and Services

KPMG LLP is our independent auditor. We have paid the following fees for its services during the fiscal year ended June 30, 2004.

Audit fees                 $26,000

Audit related fees         $46,000

Tax fees                   $0

All other fees             $0


Item 6.  Exhibits

     (a) Exhibits.

Listed below are the exhibits that are filed herewith as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

     Exhibit No.                                           Description of Document
----------------------- ----------------------------------------------------------------------------------------------

         2.1            Amended and Restated Purchase and Sale Agreement between Gas Solutions Ltd. and MNW
                        Partners, LLC*
         11.1           Computation of Per Share Earnings (included in the notes to the financial statements included in this report).
         31.1           Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
         31.2           Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
         32.1           Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
                        of 2002, 18 U.S.C. 1350
         32.2           Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
                        of 2002, 18 U.S.C. 1350

          *             Registrant agrees to furnish supplementally a copy of any omitted schedules to the SEC upon request.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   PROSPECT ENERGY CORPORATION
                                                   (Registrant)


Dated:  November 12, 2004                          By:  /s/ John F. Barry
        -----------------                               -----------------------
                                                        John F. Barry III
                                                        Chief Executive Officer