Form 10-Q
period 2004-12-31
PROSPECT ENERGY CORP
filed 2005-02-10
CIK 1287032

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended December 31, 2004

[ ]      Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934




                       Commission File Number: 333-114552
             ------------------------------------------------------


                           PROSPECT ENERGY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                    Maryland                            43-2048643
---------------------------------------   --------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

                  10 East 40th Street, New York, New York 10016
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (212) 448-0702
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
                         the past 90 days. |X| Yes  No

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No

    The number of shares of the registrant's Common Stock, $0.001 par value, outstanding as of January 31, 2005 was 7,055,100.

                           Prospect Energy CORPORATION
                FORM 10-Q FOR THE QUARTER ENDED December 31, 2004

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----


PART I.    FINANCIAL INFORMATION...............................................1

Item 1.    Financial Statements (unaudited)....................................1

           Balance Sheets (unaudited)

           Statements of Operations (unaudited)

           Statement of Changes in Net Assets (unaudited)

           Statements of Cash Flows (unaudited)

           Statement of Investments (unaudited)

           Notes to Financial Statements (unaudited)...........................6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................14

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.........26

Item 4.    Controls and Procedures............................................26

PART II.   OTHER INFORMATION..................................................26

Item 1.    Legal Proceedings..................................................26

Item 2.    Unregistered Sales in Equity  Securities and Use of Proceeds.......27

Item 3.    Defaults Upon Senior Securities....................................28

Item 4.    Submission of Matters to a Vote of Security Holders................28

Item 5.    Other Information..................................................28

Item 6.    Exhibits ..........................................................28

           Signatures.........................................................30

                        PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (unaudited).

                          PROSPECT ENERGY CORPORATION AND SUBSIDIARY
                                  BALANCE SHEETS (UNAUDITED)
                      (in thousands, except share and per share amounts)

--------------------------------------------------------------------------------
                                                        December 31,   June 30,
                                                            2004         2004
--------------------------------------------------------------------------------
Assets
Cash held in segregated account(Note 3)                   $12,848            $1
Investments, at value including accrued
  interest (cost - $85,711, Note 3)                        85,775
Due from affiliate                                             42
Prepaid expenses                                              213
                                                          -------         ------
Total assets                                              $98,878            $1
                                                          =======         ======

Liabilities
Accounts payable                                             $581
Accrued liabilities                                           614
Due to Investment Adviser (Note 5)                            166          $100
Due to Prospect Administration (Note 5)                       425
Other current liabilities                                     140
                                                                          ------
Total liabilities                                           1,926           100
                                                          -------         ------
Commitments and contingencies
(Notes 3 and 7)

Stockholders' Equity (Notes 1, 4 and 8)
Common stock, par value $.001 per share,
  100,000,000 common shares authorized,
  7,055,100 issued and outstanding                              7
Paid-in capital in excess of par                           96,955             1
Overdistributed net investment income/(loss)                  (10)         (100)
Total stockholders' equity                                 96,952           (99)
                                                          -------         ------
Total liabilities and stockholders' equity                $98,878            $1
                                                          =======         ======

Net asset value per share                                  $13.74           N/A


See notes to unaudited financial statements.

                   PROSPECT ENERGY CORPORATION AND SUBSIDIARY
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                    (in thousands, except per share amounts)

--------------------------------------------------------------------------------
                                         Three months ended   Six months ended
                                         December 31, 2004    December 31, 2004
--------------------------------------------------------------------------------
Investment Income
Interest income                                      $1,247              $1,513
Dividend Income                                       1,700               1,700
                                                     ------              ------
Total investment income                               2,947               3,213
                                                     ------              ------

Operating Expenses
Investment advisory fee                                 495                 832
Administration costs                                     96                 169
Legal and professional fees                             984               1,144
Insurance expense                                        87                 148
Directors fees                                           55                  92
General and administrative expenses                       1                  33
                                                     ------              ------
Total operating expenses                              1,718               2,418
                                                     ------              ------

Net investment  income                                1,229                 795
                                                     ------              ------

Net increase in stockholders' equity
   resulting from operations                         $1,229                $795
                                                     ======              ======

Basic net increase in stockholders'
   equity per common share resulting
   from operations (see Note 6)                       $0.17               $0.11



See notes to unaudited financial
statements.

                   PROSPECT ENERGY CORPORATION AND SUBSIDIARY
                 STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)
                          (in thousands, except shares)

------------------------------------------------------------------------------------------------------------------
                                                     For the period from April 13, 2004 (inception) through
                                                                        December 31,2004
------------------------------------------------------------------------------------------------------------------
                                                                                      OVER-
                                            COMMON STOCK            PAID IN        DISTRIBUTED          TOTAL
                                        SHARES           AMOUNT    CAPITAL IN     NET INVESTMENT     STOCKHOLDERS'
                                                                  EXCESS OF PAR    INCOME/(LOSS)        EQUITY
------------------------------------------------------------------------------------------------------------------
Balance, April 13, 2004
   (inception)
Issuance of common stock                   100                             $1                                 $1
Net decrease in
   stockholder's equity
   from operations for the
   period from April 13,
   2004 (inception) to June
   30, 2004                                                                              $(100)             (100)
                                         -----                          -----           ------             -----
Balance, June 30, 2004                     100                              1             (100)              (99)
Issuance of common stock
   from public offering (net
   of underwriting costs)            7,055,000              $7         98,417                             98,424
Offering costs                                                         (1,463)                            (1,463)
Net increase in stockholders'
   equity resulting from
   operations for the six
   months ended December
   31, 2004                                                                                795               795
Dividend declared and paid
   to shareholders                                                                        (705)             (705)
                                     ---------              --        -------             ----           -------
Balance, December 31, 2004           7,055,100              $7        $96,955             $(10)          $96,952
                                     =========              ==        =======             ====           =======

See notes to unaudited financial statements.

                   PROSPECT ENERGY CORPORATION AND SUBSIDIARY
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

--------------------------------------------------------------------------------
                                                                    Six months
                                                                       ended
                                                                    December 31,
                                                                       2004
--------------------------------------------------------------------------------
Cash Flows from Operating and Investing Activities:
Net increase (decrease) in stockholders' equity resulting from
  operations                                                            $795
Adjustments to reconcile net increase (decrease) in
  stockholders' equity resulting from operations to net cash used in operating activities:
Purchases of investments                                             (112,423)
Sale (refinancing) of investments                                      26,712
Increase in accrued interest receivable                                   (64)
Increase in other current assets                                         (255)
Increase in accounts payable, accrued expenses and other
  current liabilities                                                   1,335
Increase in amounts due to affiliate                                      491
                                                                         ----
Net cash used in operating and investing activities                   (83,409)
                                                                     --------

Cash Flows from Financing Activities:
Net proceeds from the issuance of common stock                         98,424
Offering costs from the issuance of common stock                       (1,463)
Dividends declared and paid                                              (705)
                                                                        -----
Net cash provided by financing activities                              96,256
                                                                       ------
Net increase in cash                                                   12,847
Cash, beginning of period                                                   1
                                                                          ---
Cash, end of period                                                   $12,848
                                                                      =======

See notes to unaudited financial statements.

                   PROSPECT ENERGY CORPORATION AND SUBSIDIARY
                      STATEMENT OF INVESTMENTS (UNAUDITED)
                                 (in thousands)

--------------------------------------------------------------------------------------
                                December 31, 2004
--------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------
                                         PRINCIPAL
PORTFOLIO INVESTMENTS    INDUSTRY         AMOUNT/       COST     FAIR VALUE   % OF NET
                                          SHARES                     (2)       ASSETS
--------------------------------------------------------------------------------------
Gas Solutions Holdings   Gas gathering     100         $5,344        $5,344       5.5%
Inc., (1)                    and
- Common shares           processing
- $18.4 million
secured
promissory note, at
18% interest, due
December 23,
2011                                      $18,400       18,400       18,464      19.1%
                                                       -------       ------      -----

Total Portfolio
Investments                                            $23,744      $23,808      24.6%
                                                       -------      -------      -----


U.S. GOVERNMENT                                     AMORTIZED                  % OF NET
  SECURITIES                   YIELD    PAR VALUE     COST       FAIR VALUE     ASSETS
----------------------------------------------------------------------------------------
U.S. Treasury bill 1/6/05      1.88%      $10,027     $10,024       $10,024       10.3%
U.S. Treasury bill 1/20/05     1.89%       11,079      11,069        11,069       11.4%
U.S. Treasury bill 1/27/05     1.97%        7,522       7,511         7,511        7.8%
U.S. Treasury bill 2/3/05      2.04%       20,071      20,035        20,035       20.7%
U.S. Treasury bill 2/10/05     2.09%       12,024      12,001        12,001       12.4%

                                                      -------       -------       -----
Total U.S. Government
Securities                                            $60,640       $60,640       62.5%
                                                      -------       -------       -----

First American Prime
Obligation Fund (Class Y)                            $  1,327      $  1,327        1.4%
                                                     --------      --------      ------

Total Investments                                     $85,711       $85,775       88.5%
                                                      =======       =======       =====

------------------
(1) Gas Solutions Holdings Inc. ("GSHI") is wholly owned and controlled by Prospect Energy Corporation ("Prospect Energy" or the "Company"), as defined by the Investment Company Act of 1940, as amended, or the "1940 Act." The securities issued by GSHI that the Company acquired are exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, or the "Securities Act." These securities may be resold only in transactions that are exempt from registration under the Securities Act.

(2) Fair value is determined by or under the direction of the board of directors of Prospect Energy (see Note 2).

See notes to unaudited financial statements


                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                     (in thousands except per share amounts)

Note 1.  Organization and Financial Statements

Prospect Energy, a Maryland corporation, was organized on April 13, 2004 and is a closed-end investment company that has filed an election to be treated as a business development company under the 1940 Act. On July 27, 2004, the Company completed its initial public offering and sold 7,000 shares of common stock at a price of $15.00 per share, less underwriting discounts and commissions totaling $1.05 per share. On August 27, 2004, an additional 55 shares were issued for a price of $15.00 per share, less underwriting discounts and commissions of $1.05 per share in connection with the exercise of an over-allotment option with respect to the offering.

Prospect Energy focuses primarily on investments in energy companies and will invest, under normal circumstances, at least 80% of its net assets (including the amount of any borrowings for investment purposes) in these companies. At December 31, 2004, the Company was in the initial stages of investment operations and 24.6% of its net assets were invested in an energy company with the remainder invested in U.S. government and money market securities. Prospect Energy is a non-diversified company within the meaning of the 1940 Act. Prospect Energy concentrates on making investments in energy companies having annual revenues of less than $250,000 and in transaction sizes of less than $100,000. In most cases, these companies are privately held or have thinly traded public equity securities.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or "GAAP," applicable to interim financial information and the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended.

In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of the financial statements for the period, are included herein. The current period's results of operations will not necessarily be indicative of results that we may ultimately achieve for the fiscal year ending June 30, 2005.

As an investment company, Prospect Energy only consolidates subsidiaries which are also investment companies. As discussed further in Note 3, on September 24, 2004, the Company acquired indirectly all of the assets and all of the equity of Gas Solutions II Ltd. ("Gas Solutions"), and on September 30, 2004, transferred indirect ownership of Gas Solutions to a wholly-owned subsidiary, Prospect Energy Holdings Inc. ("PEHI") which was subsequently renamed GSHI.

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

The following are significant accounting policies consistently applied by Prospect Energy:

Investments:

(a)  Security transactions are recorded on a trade-date basis.

(b)  Valuation:
     (1) Investments for which market quotations are readily available are valued at such market quotations.

     (2) Short-term investments which mature in 60 days or less, such as U.S. Treasury bills, are valued at amortized cost, which approximates market value. The amortized cost method involves valuing a security at its cost on the date of purchase and thereafter assuming a constant amortization to maturity of the difference between the principal amount due at maturity and cost. Short-term securities which mature in more than 60 days are valued at current market quotations by an independent pricing service or at the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, or otherwise by a principal market maker or a primary market dealer). Investments in money market mutual funds are valued at their net asset value as of the close of business on the day of valuation.

     (3) It is expected that most of the investments in the Company's portfolio will not have readily available market values. Debt and equity securities whose market prices are not readily available are valued at fair value, with the assistance of an independent valuation service, using a documented valuation policy and a consistently applied valuation process which is under the direction of our board of directors.

     The factors that may be taken into account in fair valuing investments include, as relevant, the portfolio company's ability to make payments, its estimated earnings and projected discounted cash flows, the nature and realizable value of any collateral, the financial environment in which the portfolio company operates, comparisons to securities of similar publicly traded companies and other relevant factors. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of these investments may differ significantly from the values that would have been used had a ready market existed for such investments, and any such differences could be material.

(c) Realized gains or losses on the sale of investments are calculated using the specific identification method.

(d) Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis.

(e)  Dividend income is recorded on the ex-dividend date.

(f) Origination, facility, commitment, consent and other advance fees received by the Company on loan agreements or other investments are accreted into income over the term of the loan.

Per Share Information:

Basic earnings/net increase in stockholders' equity per common share is calculated using the weighted average number of common shares outstanding for the period presented.

Federal and State Income Taxes:

Prospect Energy has elected to be treated as a regulated investment company and intends to continue to comply with the requirements of the Internal Revenue Code of 1986 (the "Code"), applicable to regulated investment companies. The Company is required to distribute at least 90% of its investment company taxable income and intends to distribute or retain through a deemed distribution all of its investment company taxable income and net capital gain to shareholders; therefore, the Company has made no provision for income taxes. GSHI is a corporation subject to federal and state income taxes and records an expense (or benefit) for income taxes as appropriate.

The character of income and gains that the Company will distribute is determined in accordance with income tax regulations that may differ from GAAP.

Dividends and Distributions:

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a dividend is approved by the board of directors each quarter and is generally based upon management's estimate of the Company's earnings for the quarter. Net realized capital gains, if any, are distributed at least annually.

Note 3.  Portfolio Investments

Gas Solutions Purchase, Refinancing and Issuance of Limited Indemnity

On September 24, 2004, Prospect Energy acquired through 100% owned entities substantially all of the assets and all of the equity of Gas Solutions pursuant to the Amended and Restated Purchase and Sale Agreement dated September 23, 2004. The transaction was valued at $30,344, including acquisition-related expenses of $1,769 (principally underwriting fees and legal and professional fees). In connection with the purchase, Gas Solutions issued a $25,000 secured promissory note (interest rate of 15% compounded daily and maturity date of September 23, 2011) and common stock having a cost basis of $5,344 were issued to Prospect Energy.

On September 30, 2004, ownership of Gas Solutions was transferred to PEHI, a wholly owned subsidiary of the Company, and later renamed as GSHI.

During the quarter ended December 31, 2004, Prospect Energy provided to GSHI an additional $1,712 of short-term financing at 15% to fund working capital needs and costs associated to hedge energy-related commodity prices.

On December 22, 2004, Gas Solutions entered into a senior secured loan of $12,500 from First American Bank, SSB, or ("FAB"). The term loan matures on December 22, 2010. The loan is payable in quarterly installments beginning on June 30, 2005 and bears interest at LIBOR plus 225 basis points. The loan agreement benefits from standard covenant protection for a loan of this type.

Gas Solutions used $9,307 of the proceeds of the loan with FAB to repay $8,312 of principal note owed to Prospect Energy and $995 of accrued but unpaid interest. In connection with this refinancing, on December 22, 2004, Prospect Energy entered into an agreement, in the form of a limited indemnity, with FAB to provide a specific assurance to FAB with respect to realized losses of its term loan resulting only from potential legal claims that might or could be asserted by certain third parties. This assurance is backed by segregated funds in Prospect Energy's custody account valued at approximately $12,848. These funds are to be released after the earlier of legal resolution of such claims, should any be made, or 91 days after the FAB loan is refinanced or otherwise repaid.

Note 4.  Organizational and Offering Expenses

A portion of the net proceeds of the Company's initial public offering and the subsequent exercise of the over-allotment option was used for organizational and offering expenses of approximately $175 and $1,463, respectively. Organizational expenses were expensed as incurred. Offering expenses were charged against paid-in capital in excess of par. All organizational and offering expenses were borne by Prospect Energy.

Note 5.    Agreements

Prospect Energy has entered into an Investment Advisory Agreement with Prospect Capital Management LLC (the "Investment Adviser") under which the Investment Adviser, subject to the overall supervision of Prospect Energy's board of directors, will manage the day-to-day operations of, and provide investment advisory services to, Prospect Energy. For providing these services the Investment Adviser will receive a fee from Prospect Energy, consisting of two components--a base management fee and an incentive fee. The base management fee will be calculated at an annual rate of 2.00% on Prospect Energy's gross assets (including amounts borrowed). For services rendered under the Investment Advisory Agreement during the period commencing from the closing of Prospect Energy's initial public offering through and including the first six months of operations, the base management fee will be payable monthly in arrears.

For services rendered under the Investment Advisory Agreement after that time, the base management fee will be payable quarterly in arrears. For the first quarter of Prospect Energy's operations commencing from the closing of Prospect Energy's initial public offering, the base management fee will be calculated based on the value of Prospect Energy's gross assets at the closing of the initial public offering. Subsequently, the base management fee will be calculated based on the average value of Prospect Energy's gross assets at the end of the two most recently completed calendar quarters (the closing of Prospect Energy's initial public offering was treated as a quarter end for these purposes) and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial month or quarter will be appropriately pro rated.

The incentive fee will have two parts. The first part, the income incentive fee, will be calculated and payable quarterly in arrears based on Prospect Energy's pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees and other fees that Prospect Energy receives from portfolio companies) accrued during the calendar quarter, minus Prospect Energy's operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment in kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of Prospect Energy's net assets at the end of the immediately preceding calendar quarter, will be compared to a "hurdle rate" of 1.75% per quarter (7% annualized). The net investment income used to calculate this part of the incentive fee is also included in the amount of the gross assets used to calculate the 2% base management fee. Prospect Energy will pay the Investment Adviser an income incentive fee with respect to Prospect Energy's pre-incentive fee net investment income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which Prospect Energy's pre-incentive fee net investment income does not exceed the hurdle rate; (2) 100% of Prospect Energy's pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 125% of the quarterly hurdle rate in any calendar quarter (8.75% annualized assuming a 7% annualized hurdle rate); and (3) 20% of the amount of Prospect Energy's pre-incentive fee net investment income, if any, that exceeds 125% of the quarterly hurdle rate in any calendar quarter (8.75% annualized assuming a 7% annualized hurdle rate). These calculations will be appropriately pro rated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

The second part of the incentive fee, the capital gains incentive fee, will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), commencing on December 31, 2004, and will equal 20.0% of Prospect Energy's realized capital gains for the calendar year, if any, computed net of all realized capital losses and unrealized capital depreciation at the end of such year; provided that the capital gains incentive fee determined as of December 31, 2004 will be calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation for the period ending December 31, 2004. In determining the capital gains incentive fee payable to the Investment Adviser, Prospect Energy will calculate the aggregate realized capital gains, aggregate realized capital losses and aggregate unrealized capital depreciation, as applicable, with respect to each of the investments in its portfolio. For this purpose, aggregate realized capital gains, if any, will equal the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Aggregate realized capital losses will equal the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since inception. Aggregate unrealized capital depreciation will equal the sum of the difference, if negative, between the valuation of each investment as of the applicable date and the original cost of such investment. At the end of the applicable period, the amount of capital gains that will serve as the basis for Prospect Energy's calculation of the capital gains incentive fee will equal the aggregate realized capital gains less aggregate realized capital losses and less aggregate unrealized capital depreciation with respect to its portfolio of investments. If this number is positive at the end of such period, then the capital gains incentive fee for such period will be equal to 20% of such amount, less the aggregate amount of any capital gains incentive fees paid in respect of its portfolio in all prior periods.

Prospect Energy has also entered into an Administration Agreement with Prospect Administration, LLC ("Prospect Administration") under which Prospect Administration will, among other things, provide administrative services and facilities for Prospect Energy. For providing these services, Prospect Energy will reimburse Prospect Administration for Prospect Energy's allocable portion of overhead incurred by Prospect Administration in performing its obligations under the Administration Agreement, including rent and Prospect Energy's allocable portion of the compensation of its chief compliance officer and chief financial officer and their respective staffs. Prospect Administration will also provide on Prospect Energy's behalf managerial assistance to those portfolio companies to which Prospect Energy is required to provide such assistance. Prospect Administration is a wholly owned subsidiary of the Investment Adviser.

For the six months ended December 31, 2004, the Company paid the Investment Adviser $832 in base management fees and no incentive fee.

For the six months ended December 31, 2004, the Company reimbursed Prospect Administration $169 for services it provides to Prospect Energy at cost. The Company also reimbursed Prospect Administration for certain expenses which it initially funded on behalf of the Company.

Note 6.  Financial Highlights

The following is a schedule of financial highlights for the three and six-month periods ended December 31, 2004:

                                                  For the three     For the six
                                                   months ended    monthes ended
                                                   December 31,     December 31,
                                                       2004             2004
Per Share Data (1):
Net asset value at beginning of period                 $13.67            $(.01)
Proceeds from initial public offering                                    13.95
Costs related to the initial public offering                              (.21)
Net investment income and net increase in
   stockholders' equity resulting from
   operations                                             .17              .11
Dividend declared and paid                               (.10)            (.10)
                                                         -----            -----
Net asset value at December 31, 2004                   $13.74           $13.74
                                                       =======          ======

Per share market value at December 31, 2004            $12.00           $12.00
Total return based on market value  (2)               (19.68%)         (19.94%)
Total return based on net asset value (2)               0.60%           (8.31%)
Shares outstanding at December 31, 2004             7,055,100        7,055,100

Ratio/Supplemental Data:
Net assets at end of period (in thousands)            $96,952          $96,952
Annualized ratio of operating expenses to
   average net assets                                   6.97%            4.91%
Annualized ratio of net operating income to
   average net assets                                   4.98%            1.61%
Portfolio turnover                                        64%              93%

------------------

(1)  Calculated based on 7,055,100 shares outstanding.

(2) Total return based on market value is based on the change in market price per share assuming an investment at the initial offering price of $15.00 per share. Total return also takes into account dividends reinvested in accordance with Prospect Energy's dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per share and also takes into account the reinvestment of dividends at net asset value. The total return is not annualized.


Note 7.  Litigation

The Company is a defendant in two legal actions arising out of its activities. While predicting the outcome of litigation is inherently very difficult, and the ultimate resolution, range of loss and impact on operating results cannot be reliably estimated, management believes, based upon its understanding of the facts and the advice of legal counsel, that it has meritorious defenses for all such actions and Prospect Energy intends to defend each of these actions vigorously, and believes that resolution of these actions will not have a materially adverse effect on the Company's financial position.

Note 8.  Subsequent Events

On February 9, 2005, the Company announced a cash dividend of $0.125 per share to holders of record on March 11, 2005 payable on March 31, 2005. Item 2.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

In this Quarterly Report, the "Company," "Prospect Energy," "we," "us" and "our" refer to Prospect Energy Corporation and its consolidated subsidiary unless the context otherwise states.

Amounts are expressed in thousands except per share amounts.

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

o the timing of cash flows, if any, from the operations of our portfolio companies; and

o    future changes in laws and regulations.

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

Overview

Prospect Energy was incorporated under the Maryland General Corporation Law in April 2004. We have elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the "1940 Act"). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in "qualifying assets," including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less.

On July 27, 2004, we completed our initial public offering and became an externally managed, non-diversified, closed-end investment company. In addition, for tax purposes we elected to be treated as a regulated investment company under the Internal Revenue Code of 1986 ("Code"). Under these elections and assuming that we remain in compliance with the relevant requirements, we generally will not have to pay corporate-level taxes on any income that we distribute to our stockholders. To the extent we do not qualify as elected, corporate-level taxes may be imposed upon our net income.

We are subject to regulation under the 1940 Act and the Code, including rules with respect to the diversification of our assets. These regulations specify certain test dates as of which our investments must comply with such diversification guidelines. We have managed and we are managing our business in such a way as to remain in compliance. We have adopted a code of ethics and a compliance manual, as required by the 1940 Act. In order to maintain compliance with all laws and regulations applicable to Prospect Energy, we may buy or sell investments, rebalance the portfolio, elect a different fiscal year end for tax reporting purposes or take other actions deemed advisable. However, there can be no assurance with respect to the effectiveness of any portfolio action.

We have entered into an Investment Advisory Agreement with Prospect Capital Management LLC ("Prospect Capital"), the investment adviser, under which the investment adviser, subject to the overall supervision of Prospect Energy's board of directors, manages the day-to-day operations of, and provides investment advisory services to, Prospect Energy. We have also entered into an Administration Agreement with Prospect Administration, LLC ("Prospect Administration") under which Prospect Administration will, among other things, provide administrative services and facilities for Prospect Energy. Prospect Administration is a wholly owned subsidiary of Prospect Capital.

Investment Activity

We completed our second quarter of operations on December 31, 2004 with 62.5% of the Company's net assets invested in obligations of the U.S. Treasury; 24.6% in Gas Solutions, including a secured promissory note in the principal amount of $18,400, with an 18% interest rate, due December 23, 2011; and 1.4% in a money market fund.

Investment in Gas Solutions

On September 24, 2004, Prospect Energy acquired indirectly substantially all of the assets and equity interests of Gas Solutions Ltd, the predecessor of Gas Solutions II Ltd. ("Gas Solutions") pursuant to the Amended and Restated Purchase and Sale Agreement dated September 23, 2004. The acquisition cost was $28,575 plus acquisition expenses of $1,769, principally underwriting fees and legal and professional fees, for a total cost of $30,344.

Also on September 24, 2004, Gas Solutions signed a secured promissory note in the amount of $25,000 payable to Prospect Energy, and executed a first mortgage and security agreement encumbering all of Gas Solutions' assets to secure that note. On September 30, 2004, Prospect Energy transferred Gas Solutions to a wholly owned subsidiary, Prospect Energy Holdings Inc. which was later renamed Gas Solutions Holdings Inc. ("GSHI"), which is also a wholly owned subsidiary of the Company.

The agreement for the purchase of Gas Solutions included customary representations and warranties and standard seller indemnities and purchase price adjustment provisions, to be calculated no later than December 22, 2004, or 90 days after the closing of the investment on September 23, 2004. The purchase price adjustment is approximately $530 and was the result of funding to support working capital needs. The purchase price adjustment is payable by Gas Solutions to its predecessor. Our investment plan also assumed that we would fund Gas Solutions' working capital requirements up to $1,000. On October 27, 2004, we funded a working capital facility in the amount of $200 to be used primarily for expenditures and general operating expenses prior to receipt of significant contracted revenues expected on or about November 23, 2004.

On December 22, 2004, Gas Solutions entered into a senior secured loan of $12,500 from First American Bank, SSB ("FAB"). The term loan matures on December 22, 2010, is payable in quarterly installments beginning in June 30, 2005 and bears interest at LIBOR plus 225 basis points. The agreement benefits from standard covenant protection for a loan of this type.

Gas Solutions used approximately $9,307 of the proceeds of the loan with FAB to repay $8,312 of principal debt owed to Prospect Energy, and a further $995 of accrued but unpaid interest. In connection with this refinancing, on December 22, 2004, Prospect Energy entered into an agreement, in the form of a limited indemnity, with FAB to provide a specific assurance to FAB with respect to realized losses of its term loan resulting only from potential legal claims that might or could be asserted by certain third parties. This assurance is backed by segregated funds in Prospect Energy's custody account valued at approximately $12,848. These funds are to be released after the earlier of legal resolution of such claims, should any be made, or 91 days after the FAB loan is refinanced or otherwise repaid.

As a result of the financing, Prospect Energy reduced the $25,000 secured promissory note with an interest rate of 15% per annum compounded daily to an $18,400 secured promissory note with an increased interest rate of 18% per annum. Further, such note is now a direct obligation of

GSHI and the Company has a second lien on the assets of Gas Solutions. The agreement benefits from standard covenant protection for a loan of this type.

     Business of Gas Solutions

Gas Solutions owns and operates a major gas gathering system in the East Texas field in Gregg, Upshur and Rusk Counties Texas, as well as a smaller system in Smith County Texas, both of which support two processing facilities, the Longview Plant and the Chapel Hill Plant. The East Texas field has been producing oil and gas continuously since 1931 and is believed to be one of the largest oil reservoirs in North America. With approximately 1,000 miles of pipeline, Gas Solutions owns and operates the only gathering system in the Chapel Hill area. Gas Solutions serves approximately 700 leases and approximately 2,500 associated wells. Gas Solutions is currently processing approximately 32 MMcf/day with a total processing capacity of approximately 90 MMcf/day and, accordingly, is actively seeking additional gas throughput. There can be no assurance that the volume of gas derived from the fields will not decline or that any portion will be replaced by new drilling or new customers.

     The Longview Plant - Historical

Gas Solutions was initially formed in 1998 as a Texas limited partnership for the purpose of purchasing and operating a natural gas gathering system and processing plant located in Longview, Texas. Gas Solutions purchased and continued operations of the Longview Plant effective March 1, 1999, when it purchased the Longview Plant, formerly owned by Atlantic Richfield Corporation and in operation since 1934. Gas Solutions purchased a second gas gathering system located in Price, Texas from Cleco Energy LLC on December 1, 1999.

Effective April 1, 2000, Gas Solutions entered into an agreement with Sulphur River Gathering LP ("SRG") to operate and maintain SRG's low pressure gathering system, compress and process casinghead gas, and perform some administrative and accounting functions for SRG. This agreement was assigned by SRG to Enbridge Pipelines, LLC ("EPL") during 2002 coincident with EPL's purchase of SRG. For those services, EPL now pays a monthly fee as specified in the contract. In addition, Gas Solutions receives a compression fee for each stage of compression, with approximately four stages of compression required. Gas Solutions expects to undertake capital investment in future periods of up to $2.5 million in connection with this processing arrangement.

In August 2001, Gas Solutions entered into a processing agreement with Exxon Mobil Corporation ("Exxon Mobil")with respect to Exxon Mobil's East Texas Field, whereby Gas Solutions agreed to process gas formerly processed by Exxon Mobil and thereby became the primary gas processing facility for the East Texas Field.

     The Longview Plant - Current

The Longview Plant is currently processing approximately 26 MMcf/day of oil well gas and gas well gas from approximately 600 leases and approximately 2,350 associated wells. The

Longview Plant has the ability to increase its processing capacity to approximately 70 MMcf/day, and Gas Solutions is actively seeking new reserves for additional processing.

On October 1, 2004, Gas Solutions executed an amended gathering and compression agreement with ONEOK Texas Energy Resources, LP, whereby the gas deliverability capacity in the agreement was increased to 20 MMcf/day from 15 MMcf/day. This represents a four-fold increase from the initial deliverability of 5 MMcf/day in October 2000.

     The Chapel Hill Plant - Historical

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

     The Chapel Hill Plant - Current

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

Gas Solutions gathers gas from oil and gas well lease operators and processes the gas to create liquid products. The natural gas liquid products are ethane, propane, butane and isobutane, and natural gasoline. The natural gas liquid products are marketed by pipeline and truck to various customers, and the remaining gas is delivered to a major pipeline. Sales prices are generally tied to Mt. Belvieu, Texas, price indices for those liquid products. A significant portion of the dry residue gas is used to fuel the operations of the plant and the rest is sold to natural gas pipelines or sold back to the lease operators for lease operations. All products are metered and revenues are recognized each month based on the pipeline meter readings for products delivered. Gas Solutions has product sales agreements with major chemical, oil and gas, and pipeline companies, including Eastman Chemical. While there can be no assurances that there will not be customer turnover, Gas Solutions has historically maintained good relationships with its customers and has not experienced any significant customer loss. Gas Solutions also generates service fee income from several processing and operating agreements associated with the Longview Plant and gathering system.

     Operating Results

Gas Solutions generates net cash flow and operating income. During the three months ended December 31, 2004, the Gas Solutions assets generated average unaudited operating cash flow of approximately $3,600 per quarter. These cash flows should allow Gas Solutions to provide acceptable coverage of its outstanding obligations. Additionally, we expect that Gas Solutions will generate annualized operating cash flow of approximately $10,000 or more from operating activities, as determined under GAAP, during 2005.

     Employees

Gas Solutions maintains an integrated staff of 24 employees who manage the company including field operations, engineering, sales and marketing, and accounting, as well as the construction of additional plant equipment. Twenty of the 24 employees were existing plant employees at the time of the acquisition of the Longview Plant by Gas Solutions in 1999. Nineteen of the 24 employees each have more than 20 years of experience in the industry. Additionally, we have entered into a consulting agreement with the senior management who has operated the Longview plant since 1999. This agreement provides for senior management to continue operating the Gas Solutions business in exchange for a profit sharing arrangement as an incentive to maximize cash flows of the business.

     Hedging

On December 3, 2004, Gas Solutions entered into a hedge with J. Aron (a wholly owned subsidiary of Goldman Sachs & Co.) whereby Gas Solutions purchased propane puts from J. Aron for 90% of the projected net monthly volumes for two years. The premium paid was $1,512. Prospect Energy provided the short-term financing to Gas Solutions for the purchase of the propane puts. This facility was repaid as part of the refinancing.

     Legal

We believe Gas Solutions is in compliance with all local, state and federal regulations.

     Expected Return on Gas Solutions Investment to Prospect Energy

Prospect Energy's investment in Gas Solutions is comprised of secured promissory note, having an aggregate principal amount of $18,400, plus accrued interest of $64, and an equity investment aggregating $5,344. Current interest payable on the note is $3,312 annually, or $276 monthly, or $828 quarterly. Operating cash flow, which we expect to be available for distribution to the holder of common equity after payments of interest on the note and before the commencement of amortization payments on principal, is currently expected to be approximately $2,700 quarterly. There can be no assurance that we will achieve this level of performance in any quarter. Because Prospect Energy's total investment in Gas Solutions, including the amount invested in debt and equity investments, and all related fees and expenses, is less than four times expected operating cash flow, when senior loans have been made at levels up to four times cash flow, and mezzanine loans have been made at even higher multiples of cash flow, we believe that our equity investment in Gas Solutions will not entail significantly more risk to capital than would a typical mezzanine loan.

Prospect Energy was attracted to make an equity investment in Gas Solutions in addition to its debt investment because we believe that this investment provides significant control over the disposition of cash generated by Gas Solutions and because it provides Prospect Energy with significant, relatively low risk potential for equity appreciation that would not have been available to our shareholders from a debt investment. However, Prospect Energy does not expect to utilize all of the cash flow from operations generated by Gas Solutions to pay dividends to Prospect Energy. To sustain and, if possible, increase the value of its investment in Gas Solutions, Prospect Energy expects to reinvest a portion of the cash flow from operations of Gas Solutions to fund increases in working capital, capital expenditures, opportunistic acquisitions and for other purposes. We currently expect that Gas Solutions will invest up to $1,000 annually in maintenance capital expenditures. Accordingly, we cannot predict the amount of cash flow generated by the operations of Gas Solutions that will be available to Prospect Energy in the form of dividends in any given quarter. We believe that dividends on our investment in the common stock of Gas Solutions will be similar in amount to, or exceed, the payments of interest and principal on the note, but we can offer no assurance in that regard. While we believe that Gas Solutions is an attractive investment for our shareholders, and will seek to make other similar investments in the future, we can offer no assurance that we will be able to identify and consummate other similarly attractive investments in the future. Accordingly, we caution that our portfolio may, over time, include debt and equity investments with lower yields than what we believe will be provided by our investment in Gas Solutions.

Results of Operations of Prospect Energy

     Overview

We commenced operations on July 30, 2004 and therefore have no prior periods with which to compare operating results for the quarter and six-month period ended December 31, 2004. As of December 31, 2004, the Company was in the initial stages of investment operations and 24.6% of its net assets were invested in an energy company with the remainder invested in U.S. government and money market securities.

     Investment Income

We generate revenue in the form of interest income on the debt securities that we own, dividend income on any common or preferred stock that we own, and capital gains or losses on any debt or equity securities that we acquire in portfolio companies and subsequently sell. Our investments, if in the form of debt securities, will typically have a term of one to ten years and bear interest at a fixed or floating rate. To the extent achievable, we will seek to collateralize our investments by obtaining security interests in our portfolio companies' assets. We also may acquire minority or majority equity interests in our portfolio companies, which may pay cash or in-kind dividends on a recurring or otherwise negotiated basis. In addition, we may generate revenue in other forms including commitment, origination, structuring or due diligence fees; fees for providing managerial assistance; and possibly consultation fees. Any such fees generated in connection with our investments are recognized as earned.

Investment income, which consists of interest income and dividend income, was approximately $2,947 for the three months ended December 31, 2004 and approximately $3,213 for the six months ended December 31, 2004. The substantial increase in investment income on a quarter-over-quarter basis is the result of two factors. First, and to a lesser degree, there were three full months of operations in the December 31, 2004 quarter versus only two full months of operations in the prior quarter. Secondly, and more importantly, our investment in Gas Solutions on September 23, 2004 generated investment income of $1,700 in dividend income and approximately $986 in interest income during the three months ended December 31, 2004. The remaining investment income during the three and six months ended December 31, 2004 was primarily generated from investments in short-term U.S. Treasury bills and cash equivalents.

     Operating Expenses

Our primary operating expenses consist of investment advisory fees, legal and professional fees and other operating and overhead-related expenses. These expenses include our allocable portion of overhead under the Administration Agreement with Prospect Administration under which Prospect Administration provides administrative services and facilities for Prospect Energy. Our investment advisory fees compensate our investment adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions in accordance with our Administration Agreement with Prospect Administration

Operating expenses were approximately $1,718 for the three months ended December 31, 2004 and approximately $2,418 for the six months ended December 31, 2004. This amount consisted of investment advisory and administrative services fees, professional fees, insurance expenses, directors' fees and other general and administrative expenses. It also included a non-recurring charge of approximately $75 in expenses related to the organization of Prospect Energy. The base investment advisory fee was $495 for the three months ended December 31, 2004 and $832 for the six months ended December 31, 2004. No incentive fee has yet been incurred pursuant to the Investment Advisory Agreement. Administrative services fees incurred under the Administration Agreement were $96 for the three months ended December 31, 2004 and $169 for the six months ended December 31, 2004. Legal and professional fees were higher during the three months and six months ended December 31, 2004 than we would expect in future periods due to the occurrence of certain items and their associated costs which we would not expect to occur at this level in the future. These items include consultation and preparation of initial corporate documents including the initial Form 10-Q and compliance and procedural manuals, tax compliance consultation and analysis, the Sarbanes-Oxley Act of 2002 related matters, costs associated with an internal investigation and the costs of hiring personnel.

     Net Investment Income and Net Increase in Stockholders' Equity Resulting from Operations

Prospect Energy's net investment income and net increase in stockholders' equity resulting from operations was approximately $1,229 for the three months ended December 31, 2004 and approximately $795 for the six months ended December 31, 2004. Net investment income during the recent quarter was higher than net investment income during the six-month period due to an operating loss during the Company's first quarter of operations. The operating loss was eliminated primarily as a result of the investment in Gas Solutions late in the first quarter of operations and the resulting income that was generated by that investment somewhat offset by the higher operating expenses described above.

Financial Condition, Liquidity and Capital Resources

We generated $96,961 in cash from the net proceeds of our initial offering. We also generated $2,302 in cash flow from operations (investment income less operating expenses) and $26,712 from the sale of securities. We expended $112,423 in cash through the acquisition of investments and an additional $705 through the payment of a quarterly dividend. In the future, we may also fund a portion of our investments through borrowings from banks, issuances of senior securities or secondary offerings. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

At December 31, 2004, we had $12,848 in cash which was held in a segregated account in conjunction with a limited indemnity issued to FAB. The limited indemnity with FAB provides assurance to FAB with respect to realized losses of its term loan resulting only from potential legal claims that might or could be asserted by certain third parties. These funds are to be released after the earlier of legal resolution of such claims, should any be made, or 91 days after the FAB loan is refinanced or otherwise repaid.

     Investment Pipeline

In the prospectus filed in connection with our initial public offering, we identified 12 companies as potential investment candidates. At that time, we stated that the consummation of any such transactions would be subject to the satisfactory completion of due diligence and the negotiation of customary documentation in forms mutually satisfactory to the parties. While future circumstances may change, at the present time, we do not believe that more than one or two of the proposed investments in the companies named in our initial prospectus will be completed this year, primarily because these prospective investments have not passed our due diligence requirements.

Following the closing of our initial public offering, and the market's recognition that Prospect Energy has fresh capital to invest in energy transactions, Prospect Capital has hired additional originators and has seen its pipeline of potential transactions grow in variety, number and quality. Transactions originated after the initial public offering, such as Gas Solutions, Natural Gas Systems, Inc., and Unity Virginia Holdings LLC are believed in many cases to carry less risk and offer more attractive returns than some of the proposed transactions listed in our prospectus. The majority of the transactions listed in the prospectus have not met our due diligence standards and have been replaced by other transactions that may meet those standards, which we believe is in the best long-term interest of Prospect's shareholders.

At present we have approximately 50 potential investments in our pipeline. We anticipate that substantially all the net proceeds of our initial public offering will be invested by July 31, 2005. At that time, we expect that our portfolio will consist primarily of mezzanine loans and related equity investments. We can offer no assurances that we will be able to invest all our net proceeds within this time frame, as our investment progress will depend on the availability of appropriate investment opportunities consistent with our investment objective and other market conditions.

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

On November 11, 2004, we announced a cash dividend of $0.10 per share to holders of record on December 10, 2004, payable on December 30, 2004. The dividend was paid out of net income earned in the quarter ended December 31, 2004. For tax purposes, this dividend is fully taxable as ordinary income and is eligible for the maximum 15% U.S. federal income tax rate on qualified dividend income.

     Regulated Investment Company Status

We elected an August 31st fiscal year end for income tax reporting purposes, commencing with the initial taxable year ended August 31, 2004. Our fiscal year-end for financial reporting purposes will remain June 30th. The Company has qualified and elected to be subject to taxation as a regulated investment company under Subchapter M of the Code for the taxable year ended August 31, 2004. As long as the Company continues to so qualify as a regulated investment company, the Company will not be subject to tax on its investment company taxable income or its net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, as dividends to our shareholders on a timely basis. Certain investments in the partnerships, limited liability companies, joint ventures and other "pass through" entities common in the energy industry can create enhanced risks of compliance within the Code. Dividends and distributions declared and paid to shareholders may differ from net income for financial reporting and taxable fiscal years due to the timing of recognition of income and expenses, realization of gains and losses, occurrence of a return of capital, and/or net realized appreciation or depreciation in investments, which may not be included in taxable income.

To remain in compliance with Subchapter M of the Code with respect to the Company's taxable year, the Company is generally required to maintain its status as a business development company in accordance with the 1940 Act, derive at least 90% of its gross income from dividends, interest, gains from the sales of securities and other specified types of income required under Subchapter M of the Code, satisfy certain asset diversification requirements as defined in Subchapter M of the Code, and distribute to shareholders at least 90% of the Company's investment company taxable income as defined in Subchapter M of the Code. However, there can be no assurance that the Company will continue to qualify for such treatment in future taxable years. If the Company fails to qualify as a regulated investment company, the Company will be subject to corporate-level taxes on its taxable income, whether or not such taxable income is distributed to its shareholders. The imposition of corporate-level taxes on the Company will substantially reduce the amount of income available for distribution to our shareholders. Even if the Company qualifies as a regulated investment company for any taxable year in question, the Company will be subject to corporate-level income tax on any income not distributed to its shareholders. Moreover, the Company will be subject to a 4%, entity-level excise tax, for any calendar year in which the Company does not distribute an amount equal to or exceeding the sum of 98% of the Company's calendar year ordinary income and 98% of the Company's capital gain net income for the one-year period ended October 31st, computed in accordance with Section 4982 of the Code.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ. Our critical accounting policies are those applicable to the valuation of investments and certain revenue recognition matters as discussed below.

     Valuation of Portfolio Investments

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

     Loans

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

     Equity and Partnership Interests

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

Dividend income is recorded, to the extent that such amounts are expected to be collected, on the record date for private companies or on the ex-dividend date for publicly traded companies.

     Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

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

     Fee Income

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

At this time, we do not have any off-balance sheet liabilities or other contractual obligations, other than the Investment Advisory Agreement, the Administration Agreement and the limited indemnity with FAB.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates. We expect that many of the loans in our portfolio will have floating rates. To date, a significant percentage of our assets are invested in short-term U.S. Treasury bills. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the three and six months ended December 31, 2004, we did not engage directly in hedging activities though, our subsidiary, Gas Solutions, did engage in such activities.

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, Prospect Energy carried out an evaluation, under the supervision and with the participation of Prospect Energy's management, including Prospect Energy's chief executive officer and chief financial officer, of the effectiveness of the design and operation of Prospect Energy's disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, the chief executive officer and the chief financial officer have concluded that Prospect Energy's current disclosure controls and procedures are effective in timely alerting them of material information relating to Prospect Energy that is required to be disclosed by Prospect Energy in the reports it files or submits under the Securities Exchange Act of 1934.

There have been no changes in Prospect Energy's internal control over financial reporting that occurred during the three and six months ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, Prospect Energy's internal control over financial reporting.

                        PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings.

As previously disclosed in our quarterly report on Form 10-Q filed on November 12, 2004, we have been named as a defendant in Karen O. Donnelly, Attorney at Law, v. Prospect Street, et al. and Charles M. Costenbader, filed August 4, 2004 in the 164th Judicial District Court of Harris

County, Texas. Donnelly alleges she is the former attorney of Christian Operating Co. and Christian Intergy, Inc., companies with which Prospect Energy formerly considered entering into a credit facility. Donnelly alleges she had a finder's fee contract with these companies, and that Prospect Energy tortiously interfered with her contractual arrangement with these companies. Donnelly seeks damages of $1,283,000, plus attorney's fees and court costs. We do not believe this claim has any merit and intend to defend this matter vigorously.

On December 6, 2004, Dallas Gas Partners, LP ("DGP") served Prospect Energy with a complaint filed November 30, 2004 in the United States District Court for the Southern District of Texas in Galveston. DGP alleges that DGP was defrauded and that Prospect Energy breached its fiduciary duty to DGP and tortiously interfered with DGP's contract with Gas Solutions in connection with Prospect Energy's agreement with DGP. The complaint seeks relief not limited to $100 million. Each of the principals of the predecessor general partner of DGP, constituting all the management and ownership interests in such predecessor, and all of the limited partners of DGP, on September 24, 2004 executed a release in favor of Prospect Energy, forever discharging Prospect Energy from any and all claims in connection with Prospect Energy's agreement with DGP. Prospect Energy believes that the DGP complaint is frivolous and without merit, and Prospect Energy intends to defend the matter vigorously.

As most recently disclosed in its current report filed on Form 8-K on January 10, 2005, the Company received a letter from Mark Witt, the former chief financial officer of the Company, and subsequently an investment professional of Prospect Capital Management, alleging unspecified "improprieties." The Audit Committee directed the Company's outside counsel handling Mr. Witt's termination to look into his claims and also retained the law firm of Willkie Farr & Gallagher LLP ("Willkie Farr") to investigate his and any other claims, including the allegations being raised by Mr. Witt and the Company's former chief compliance officer and any other claims arising in the course of their investigation. After an extensive investigation, which is now complete, Willkie Farr found that the allegations of improprieties were without merit and do not affect the fairness or reliability of the financial statements of the Company.

We are not aware of any other material pending legal proceeding, and no such material proceedings are known to be contemplated, to which Prospect Energy is a party or of which any of its property is the subject.

Item 2.  Unrealized Sales of Equity Securities and Use of Proceeds.

(a) We did not issue any equity securities that were not registered under the Securities Act during the three and six months ended December 31, 2004.

(b) On July 27, 2004, our registration statement on Form N-2 (File No. 333-114552), for the initial public offering of 7,000 shares of our common stock became effective. All 7,000 shares were sold upon completion of the initial public offering at an initial offering price of $15.00 per share for aggregate initial public offering gross proceeds of $105,000.

     Ferris, Baker Watts acted as Book-Running Manager. D.A. Davidson & Co., Sterne, Agee & Leach, Inc., and Wunderlich Securities also acted as underwriters for the initial public offering.

     In connection with the initial public offering, we also registered and offered the underwriters an option to purchase an additional 1,050 shares of common stock at the $15.00 per share offering price. The underwriters exercised this option in respect of over-allotments in our initial public offering and acquired and resold an additional 55 shares at a price of $15.00 per share for aggregate proceeds of $825.

     In connection with the initial public offering, we incurred expenses of approximately $1,463. Of that, no amounts were paid directly or indirectly to our directors, officers or associates, or to persons owning 10% or more of our common stock or that of other affiliates. After deducting underwriting discounts and commissions and other expenses, we received net proceeds of $96,961 from the initial public offering, including the over-allotment option.

     There has been no material change in the planned use of proceeds as described in our final prospectus.

(c) We did not repurchase any shares of our common stock during the three or six months ended December 31, 2004.

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5.  Other Information.

Not Applicable.

Item 6.  Exhibits

       Exhibit No.          Description of Exhibit
--------------------------------------------------------------------------------
         10.1 Credit Agreement and Secured Promissory Note among Gas Solutions II Ltd., various institutional lenders and First American Bank, SSB dated as of December 22, 2004*

         10.2 Indemnity Agreement between Prospect Energy Corporation and First American Bank, SSB dated as of December 22, 2004

         10.3 Credit Agreement and Secured Promissory Note between Gas Solutions Holdings Inc. and Prospect Energy Corporation dated as of December 22, 2004*

         31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

         31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

         32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

         32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350


         * Registrant agrees to furnish supplementally a copy of any omitted schedules or exhibits to the SEC upon request.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PROSPECT ENERGY CORPORATION
                                        (Registrant)


Dated:  February 10, 2005               By:  /s/ John F. Barry III
                                           -------------------------------------
                                           John F. Barry III
                                           Chief Executive Officer and
                                           Chairman of the Board of Directors