Form 10-Q
period 2005-03-31
PROSPECT ENERGY CORP
filed 2005-05-13
CIK 1287032

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       Commission File Number: 333-114552
                 ----------------------------------------------

                          PROSPECT ENERGY CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)


            Maryland                                      43-2048643
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                 10 East 40th Street, New York, New York 10016
              (Address of principal executive offices) (Zip Code)
             -----------------------------------------------------


                                 (212) 448-0702
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
  1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [_] Yes [X] No

    The number of shares of the registrant's Common Stock, $0.001 par value, outstanding as of April 30, 2005 was 7,055,100.

                           PROSPECT ENERGY CORPORATION
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2005

                                TABLE OF CONTENTS

                                                                            PAGE

PART I.  FINANCIAL INFORMATION.................................................1
Item 1.  Financial Statements (unaudited)......................................1

         Balance Sheets (unaudited)

         Statements of Operations (unaudited)

         Statement of Changes in Net Assets (unaudited)

         Statements of Cash Flows (unaudited)

         Statement of Investments (unaudited)

         Notes to Financial Statements (unaudited).............................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........22

Item 4.  Controls and Procedures..............................................22

PART II. OTHER INFORMATION....................................................23
Item 1.  Legal Proceedings....................................................23

Item 2.  Unregistered Sales in Equity Securities and Use of Proceeds..........23

Item 3.  Defaults Upon Senior Securities......................................24

Item 4.  Submission of matters to a Vote of Security Holders..................24

Item 5.  Other Information....................................................24

Item 6.  Exhibits.............................................................24

         Signatures...........................................................26

                         PART I. FINANCIAL INFORMATION


Item 1. Financial Statements (unaudited).
                   PROSPECT ENERGY CORPORATION AND SUBSIDIARY
                           BALANCE SHEETS (UNAUDITED)
               (in thousands, except share and per share amounts)

--------------------------------------------------------------------------------
                                                     March 31,       June 30,
                                                       2005            2004
--------------------------------------------------------------------------------
Assets
Cash held in segregated account (Note 3)                $12,848        $1
Investments, at value
   (cost - $84,947, Note 3)                              85,361
Accrued interest receivable                                  94
Prepaid expenses                                            143
                                                           ----       ---
Total assets                                            $98,446        $1
                                                        =======        ==
Liabilities                                                $850
Accounts payable
Accrued liabilities                                         224
Due to Investment Adviser (Note 5)                          319      $100
Due to Prospect Administration (Note 5)                      48
Other current liabilities                                    78
                                                             --       ---
Total liabilities                                         1,519       100
                                                          -----       ---

Commitments and contingencies
(Notes 3 and 7)

Stockholders' Equity (Notes 1, 4 and 8)
Common stock, par value $.001 per share, 100,000,000
   common shares authorized, 7,055,100 issued and
   outstanding                                                7
Paid-in capital in excess of par                         96,955         1
Overdistributed net investment income/(loss)               (449)     (100)
Net unrealized appreciation                                 414
                                                            ---       ---
Total stockholders' equity                               96,927       (99)
                                                         ------      ----
Total liabilities and stockholders' equity              $98,446        $1
                                                        =======      ====

Net asset value per share                                $13.74       N/A

See notes to unaudited financial statements.


                   PROSPECT ENERGY CORPORATION AND SUBSIDIARY
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                    (in thousands, except per share amounts)

-------------------------------------------------------------------------------------------------
                                                 Three months ended March       Nine months ended
                                                         31, 2005                March 31, 2005
----------------------------------------------- -------------------------- ----------------------
Investment Income
Interest income                                          $1,288                     $2,800
Dividend Income                                             500                      2,200
                                                          -----                      -----
Total investment income                                   1,788                      5,000
                                                          -----                      -----



Operating Expenses
Investment advisory fee                                     485                      1,317
Administration costs                                        126                        295
Legal and professional fees                                 574                      1,718
Insurance expense                                            89                        237
Directors fees                                               55                        147
General and administrative expenses                          15                         48
                                                             --                         --
Total operating expenses                                  1,344                      3,762
                                                          -----                      -----

Net investment income                                       444                      1,238

Net unrealized appreciation                                 414                        414
                                                            ---                        ---

Net increase in stockholders' equity resulting
   from operations                                         $858                     $1,652
                                                           ====                     ======

Basic and diluted net increase in stockholders'
   equity per common share resulting from
   operations (Note 6)                                    $0.12                      $0.23


See notes to unaudited financial statements.


                   PROSPECT ENERGY CORPORATION AND SUBSIDIARY
                 STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)
                                 (in thousands)



----------------------------------------------------------------------------------------------------------------------
                           For the period from April 13, 2004 (inception) to March 31, 2005
----------------------------------------------------------------------------------------------------------------------
------------------------------- ----------------------- ---------------- ----------------- ----------------- ---------
                                                            PAID IN           OVER-                            TOTAL
                                     COMMON STOCK          CAPITAL IN     DISTRIBUTED NET          NET         STOCK
                                                            EXCESS OF       INVESTMENT          UNREALIZED     HOLDERS'
                                 SHARES         AMOUNT         PAR         INCOME/(LOSS)      APPRECIATION     EQUITY
-------------------------------- ----------  ---------- ---------------- ----------------- ----------------- ---------
-------------------------------- ----------  ---------- ---------------- ----------------- ----------------- ---------
Balance, April 13, 2004
     (inception)
Issuance of common stock             0.1                        $1                                                  $1
Net decrease in stockholder's
     equity from operations
     for the period from
     April 13, 2004
     (inception) to June 30,
     2004                                                                       $(100)                            (100)
                                     ---                        --             ------                          -------
Balance, June 30, 2004               0.1                         1               (100)                             (99)
Issuance of common stock from
     public offering (net of
     underwriting costs)         7,055.0        $7          98,417                                              98,424
Offering costs                                              (1,463)                                             (1,463)
Net increase in stockholders'                                                   1,238              $414          1,652
     equity resulting from
     operations for the nine
     months ended March 31,
     2005
Dividends declared and paid                                                    (1,587)                          (1,587)
     to shareholders
                                 -------        --          -------             ------            -----         -------
Balance, March 31, 2005          7,055.1        $7          $96,955             $(449)             $414         $96,927
                                 =======        ==          =======            ======             =====         =======

See notes to unaudited financial statements.

                   PROSPECT ENERGY CORPORATION AND SUBSIDIARY
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)


-------------------------------------------------------------------------------
                                                                     Nine months
                                                                     ended March
                                                                       31, 2005
-------------------------------------------------------------------------------
Cash Flows from Operating and Investing Activities:
Net increase in stockholders' equity resulting from operations           $1,652
Adjustments to reconcile net increase in stockholders'
   equity resulting from operations to net cash used in
   operating activities:
Purchases of investments                                               (111,659)
Sale (refinancing) of investments                                        26,712
Increase in accrued interest receivable                                     (94)
Increase in unrealized appreciation                                        (414)
Increase in prepaid expenses                                               (143)
Increase in accounts payable                                                850
Increase in amounts due to affiliate                                        267
Increase in accrued expenses                                                224
Increase in other current liabilities                                        78
                                                                        --------
Net cash used in operating and investing activities                     (82,527)
                                                                        --------


Cash Flows from Financing Activities:
Net proceeds from the issuance of common stock                           98,424
Offering costs from the issuance of common stock                         (1,463)
Dividends declared and paid                                              (1,587)
Net cash provided by financing activities                                95,374
Net increase in cash                                                     12,847
Cash, beginning of period                                                     1
                                                                        --------
Cash, end of period                                                     $12,848
                                                                        ========


See notes to unaudited financial statements.

                   PROSPECT ENERGY CORPORATION AND SUBSIDIARY
                      STATEMENT OF INVESTMENTS (UNAUDITED)
                                 (in thousands)
                                 March 31, 2005


-----------------------------------------------------------------------------------------------------------
                                                PRINCIPAL
PORTFOLIO                    LOCALE/             AMOUNT/                     FAIR VALUE       % OF NET
INVESTMENTS                  INDUSTRY            SHARES         COST             (1)          ASSETS
-----------------------------------------------------------------------------------------------------------
Gas Solutions                Texas/Gas
Holdings Inc., (2)           gathering &
                             processing
- Common shares                                     100         $4,930          $5,344          5.5%
- Subordinated secured
note, 18%, 12/23/11                             $18,400         18,400          18,400         19.0%
                                                                ------          ------         -----
                                                                23,330          23,744         24.5%
                                                                ------          ------         -----

Natural Gas Systems, Inc.    Texas/oil & gas
(3)                          production
- Warrants                                        1,000            210             210          0.2%
- Senior secured note,
14%, 2/3/10                                      $4,000          3,724           3,724          3.8%
                                                                 -----           -----          ----
                                                                 3,934           3,934          4.0%
                                                                 -----           -----          ----

Unity Virginia Holdings,     Virginia/Coal
LLC (3)                      production
- Preferred stock, 100%,
non-voting                                         $585            585             585          0.6%
- Subordinated secured
note, 17.65%, 1/31/09                            $3,315          3,202           3,202          3.4%
                                                                 -----           -----          ----
                                                                 3,787           3,787          4.0%
                                                                 -----           -----          ----
Total Portfolio
Investments                                                    $31,051         $31.465         32.5%
                                                               =======         =======         =====


                                                                AMORTIZED                            % OF NET
    U.S. GOVERNMENT SECURITIES       YIELD    PAR VALUE           COST            FAIR VALUE          ASSETS
--------------------------------------------------------------------------------------------------------------
U-S. Treasury bill 4/7/05            2.49%    $16,039           $16,032           $16,032            16.5%
U.S. Treasury bill 4/14/05           2.52%     10,043            10,034            10,034            10.4%
U.S. Treasury bill 4/21/05           2.55%     10,024            10,009            10,009            10.3%
U.S. Treasury bill 4/28/05           2.58%     11,119            11,098            11,098            11.5%
U.S. Treasury bill 5/5/05            2.61%      4,000             3,990             3,990             4.1%

                                                                -------           -------            ----
Total U.S. Government
Securities                                                      $51,163           $51,163            52.8%
                                                                -------           -------            ----


First American Prime Obligation
Fund (Class Y)                                                  $ 2,733           $ 2,733             2.8%
                                                                -------           -------            ----
Total Investments                                               $84,947           $85,361            88.1%
                                                                =======           =======            ====





------------------
(1) Fair value is determined by or under the direction of the board of directors of Prospect Energy (Note 2).
(2) Gas Solutions Holdings Inc. ("GSHI") is a wholly owned and controlled subsidiary of Prospect Energy Corporation ("Prospect Energy" or the "Company"), as defined by the Investment Company Act of 1940, as amended, or the "1940 Act." The securities issued by GSHI that the Company acquired are exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, or the "Securities Act." These securities may be resold only in transactions that are exempt from registration under the Securities Act.
(3) Non-control/non-affiliate position.

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

Prospect Energy focuses primarily on investments in energy companies and will invest, under normal circumstances, at least 80% of its net assets (including the amount of any borrowings for investment purposes) in these companies. At March 31, 2005, 32.5% of its net assets were invested in energy companies with the remainder invested in U.S. government and money market securities. Prospect Energy is a non-diversified company within the meaning of the 1940 Act. Prospect Energy concentrates on making investments in energy companies having annual revenues of less than $250,000 and in transaction sizes of less than $100,000. In most cases, these companies are privately held or have thinly traded public equity securities.

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

     The factors that may be taken into account in fairly valuing investments include, as relevant, the portfolio company's ability to make payments, its estimated earnings and projected discounted cash flows, the nature and realizable value of any collateral, the financial environment in which the portfolio company operates, comparisons to securities of similar publicly traded companies and other relevant factors. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of these investments may differ significantly from the values that would have been used had a ready market existed for such investments, and any such differences could be material.

(c) Realized gains or losses on the sale of investments are calculated using the specific identification method.

(d) Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis.

(e)  Dividend income is recorded on the ex-dividend date.

(f) Loan origination, facility, commitment, consent and other advance fees received by us on loan agreements or other investments are accreted into income over the term of the loan.

Per Share Information:

Basic earnings/net increase in stockholders' equity per common share is calculated using the weighted average number of common shares outstanding for the period presented.

Federal and State Income Taxes:

Prospect Energy has elected to be treated as a regulated investment company and intends to continue to comply with the requirements of the Internal Revenue Code of 1986 (the "Code"), applicable to regulated investment companies. We are required to distribute at least 90% of its investment company taxable income and intends to distribute or retain through a deemed distribution all of its investment company taxable income and net capital gain to shareholders; therefore, we have made no provision for income taxes. GSHI is a corporation subject to federal and state income taxes and records an expense (or benefit) for income taxes as appropriate.

The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP.

Dividends and Distributions:

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a dividend is approved by the board of directors each quarter and is generally based upon management's estimate of our earnings for the quarter. Net realized capital gains, if any, are distributed at least annually.

Note 3. Portfolio Investments

As required by the 1940 Act, we classify our investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally viewed to exist when a company or individual owns 25% or more of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through ownership of an amount greater than 5% but less than 25% of the voting securities of the investee company.

Our cost basis in Gas Solutions was reduced by $414 reflecting a reduction in actual acquisition costs versus those previously estimated. Otherwise, the Company's position in Gas Solutions remained unchanged during the quarter. The limited indemnity with a third party bank which provided financing to Gas Solutions also remains in effect. The indemnity provides specific assurances to the third party bank with respect to realized losses of its term loan resulting only from potential legal claims that might or could be asserted by certain third parties. This assurance is backed by segregated funds in Prospect Energy's account valued at approximately $12,848. These funds are to be released upon the earlier of legal resolution of such claims, should any be made, or 91 days after the loan with First American Bank, SSB ("FAB") is refinanced or otherwise repaid.

Debt placements and interests in non-voting equity securities with an original cost basis of $7,721 were acquired in two additional portfolio companies during the quarter ended March 31, 2005.

Note 4. Organizational and offering Expenses

A portion of the net proceeds of our initial public offering and the subsequent exercise of the over-allotment option was used for organizational and offering expenses of approximately $175 and $1,463, respectively. Organizational expenses were expensed as incurred. Offering expenses were charged against paid-in capital in excess of par. All organizational and offering expenses were borne by Prospect Energy.

Note 5. Agreements

Prospect Energy has entered into an Investment Advisory Agreement with Prospect Capital Management LLC (the "Investment Adviser") under which the Investment Adviser, subject to the overall supervision of Prospect Energy's board of directors, will manage the day-to-day operations of, and provide investment advisory services to, Prospect Energy. For providing these services the Investment Adviser will receive a fee from Prospect Energy, consisting of two components--a base management fee and an incentive fee. The base management fee will be calculated at an annual rate of 2.00% on Prospect Energy's gross assets (including amounts borrowed). For services rendered under the Investment Advisory Agreement during the period commencing from the closing of Prospect Energy's initial public offering through and including the first six months of operations, the base management fee was payable monthly in arrears. For services currently rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. For the first quarter of Prospect Energy's operations commencing from the closing of Prospect Energy's initial public offering, the base management fee was calculated based on the value of Prospect Energy's gross assets at the closing of the initial public offering. Subsequently, the base management fee is calculated based on the average value of Prospect Energy's gross assets at the end of the two most recently completed calendar quarters (the closing of Prospect Energy's initial public offering was treated as a quarter end for these purposes) and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial month or quarter are appropriately pro rated.

The incentive fee has two parts. The first part, the income incentive fee, is calculated and payable quarterly in arrears based on Prospect Energy's pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees and other fees that Prospect Energy receives from portfolio companies) accrued during the calendar quarter, minus Prospect Energy's operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement described below, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment in kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of Prospect Energy's net assets at the end of the immediately preceding calendar quarter, is compared to a "hurdle rate" of 1.75% per quarter (7% annualized). The net investment income used to calculate this part of the incentive fee is also included in the amount of the gross assets used to calculate the 2% base management fee. Prospect Energy pays the Investment Adviser an income incentive fee with respect to Prospect Energy's pre-incentive fee net investment income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which Prospect Energy's pre-incentive fee net investment income does not exceed the hurdle rate; (2) 100% of Prospect Energy's pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 125% of the quarterly hurdle rate in any calendar quarter (8.75% annualized assuming a 7% annualized hurdle rate); and (3) 20% of the amount of Prospect Energy's pre-incentive fee net investment income, if any, that exceeds 125% of the quarterly hurdle rate in any calendar quarter (8.75% annualized assuming a 7% annualized hurdle rate). These calculations are appropriately pro rated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

The second part of the incentive fee, the capital gains incentive fee, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of Prospect Energy's realized capital gains for the calendar year, if any, computed net of all realized capital losses and unrealized capital depreciation at the end of such year. In determining the capital gains incentive fee payable to the Investment Adviser, Prospect Energy calculates the aggregate realized capital gains, aggregate realized capital losses and aggregate unrealized capital depreciation, as applicable, with respect to each of the investments in its portfolio. For this purpose, aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Aggregate realized capital losses equal the sum of the amounts by which the net sales price of each investment, when sold, is less the original cost of such investment since inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable date and the original cost of such investment. At the end of the applicable period, the amount of capital gains that serves as the basis for Prospect Energy's calculation of the capital gains incentive fee equals the aggregate realized capital gains less aggregate realized capital losses and less aggregate unrealized capital depreciation with respect to its portfolio of investments. If this number is positive at the end of such period, then the capital gains incentive fee for such period is equal to 20% of such amount, less the aggregate amount of any capital gains incentive fees paid in respect of its portfolio in all prior periods.

Prospect Energy has also entered into an Administration Agreement with Prospect Administration, LLC ("Prospect Administration") under which Prospect Administration, among other things, provides administrative services and facilities for Prospect Energy. Prospect Administration has engaged EOS Fund Services LLC to serve as sub-administrator of Prospect Energy. For providing these services, Prospect Energy reimburses Prospect Administration for Prospect Energy's allocable portion of overhead incurred by Prospect Administration in performing its obligations under the Administration Agreement, including rent, the fees of the sub-administrator for services provided with respect to Prospect Energy and Prospect Energy's allocable portion of the compensation of its chief compliance officer and chief financial officer and their respective staffs. Prospect Administration also provides on Prospect Energy's behalf managerial assistance to those portfolio companies to which Prospect Energy is required to provide such assistance. Prospect Administration is a wholly owned subsidiary of the Investment Adviser.

For the nine months ended March 31, 2005, the Company paid the Investment Adviser $1,317 in base management fees and no incentive fee.

For the nine months ended March 31, 2005, the Company reimbursed Prospect Administration $295 for services it provided to Prospect Energy at cost. The Company also reimbursed Prospect Administration for certain expenses which it initially funded on behalf of the Company.

Note 6. Financial Highlights

The following is a schedule of financial highlights for the three and nine-month periods ended March 31, 2005:

                                                             For the three       For the nine
                                                             months ended        months ended
                                                            March 31, 2005      March 31, 2005

Per Share Data (1):
Net asset value at beginning of period                             $13.74             $ (.01)
Proceeds from initial public offering                                  --              13.95
Costs related to the initial public offering                           --               (.21)
Net investment income                                                 .06                .17
Net unrealized appreciation                                           .06                .06
Dividends declared and paid                                          (.12)              (.22)
                                                                   ------             ------
Net asset value at March 31, 2005                                  $13.74             $13.74
                                                                   ======             ======

Per share market value at March 31, 2005                           $12.90             $12.90
Total return based on market value (2)                               8.54%            (12.46%)
Total return based on net asset value (2)                            0.88%             (6.88%)
Shares outstanding at March 31, 2005                               7,055.1            7,055.1

Ratio/Supplemental Data:
Net assets at end of period (in thousands)                        $96,927            $96,927
Annualized ratio of operating expenses to average net
     assets                                                          5.51%              5.11%
Annualized ratio of net operating income to average net
     assets                                                          1.82%              1.68%
Portfolio turnover                                                    -0-%                91%



------------------
(1)  Calculated based on 7,055.1 shares outstanding.

(2) Total return based on market value is based on the change in market price per share between the opening and ending market prices per share in each period and assumes that dividends are reinvested in accordance with Prospect Energy's dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in each period and assumes that dividends are reinvested in accordance with Prospect Energy's dividend reinvestment plan. The total return is not annualized.


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

Note 8. Subsequent Events

On April 11, 2005, Prospect Energy provided $9.8 million of senior secured debt and equity financing to Stryker Energy II, LLC.

On April 14, 2005, Prospect Energy provided $4.9 million of senior secured debt and preferred equity financing to Whymore Coal Company.

On April 15, 2005, Eugene S. Stark tendered his resignation as the Chief Financial Officer to Prospect Energy.

On April 20, 2005, William E. Vastardis was appointed as the Chief Financial Officer to Prospect Energy by its board of directors.

On April 22, 2005, Prospect Energy announced a cash dividend of $0.15 per share to holders of record on June 10, 2005 payable on June 30, 2005.

On May 9, 2005, Prospect Energy provided $3.15 million of senior secured debt financing to Miller Petroleum, Inc. and also received warrants.

As of May 9, 2005, Prospect Energy has invested in long term investments 51% of its initial equity capital. Accordingly, the Company has recently initiated discussions with providers of commercial credit with respect to a syndicated commercial credit facility which, together with other borrowings (including reverse repurchase agreements and other similar transactions), may be used in the future to leverage the Company's capital.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
        (Financial data in this section are not presented in thousands unless so indicated.)


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

We are subject to regulation under the 1940 Act and the Code, including rules with respect to the diversification of our assets. These regulations specify certain test dates as of which our investments must comply with such diversification guidelines. We have managed and we are managing our business in such a way as to remain in compliance. We have adopted a code of ethics and a compliance manual, as required by the 1940 Act. In order to maintain compliance with all laws and regulations applicable to Prospect Energy, we may buy or sell investments, rebalance the portfolio, elect a different fiscal year end for tax reporting purposes or take other actions deemed advisable. However, we can offer no assurance with respect to the effectiveness of any portfolio action.

We have entered into an Investment Advisory Agreement with Prospect Capital Management LLC ("Prospect Capital"), the investment adviser, under which the investment adviser, subject to the overall supervision of Prospect Energy's board of directors, manages the day-to-day operations of, and provides investment advisory services to, Prospect Energy. We have also entered into an Administration Agreement with Prospect Administration, LLC ("Prospect Administration") under which Prospect Administration, among other things, provides administrative services and facilities for Prospect Energy. Prospect Administration is a wholly owned subsidiary of Prospect Capital.

Investment Activity

We completed our third quarter of operations on March 31, 2005 with 52.8% of the Company's net assets invested in obligations of the U.S. Treasury; 32.5% in long-term portfolio investments; and 2.8% in a money market fund.

Long-term Portfolio Investments

Our cost basis in Gas Solutions was reduced by $414,000 reflecting a reduction in actual acquisition costs versus those previously estimated. Otherwise, our position in Gas Solutions remained unchanged during the quarter. Two additional portfolio investments were made during the quarter.

On January 31, 2005, we provided $3.9 million in financing to Unity Virginia Holdings LLC ("UVH"). The UVH financing is comprised of two facilities: $3.3 million in secured subordinated debt and $585,000 in redeemable preferred stock. UVH is a coal mining company located near Norton, Virginia, and UVH is owned by the principals of Unity Platform LLC ("Unity"), a Dallas-based coal management and private investment firm with interests in operating US coal mines. In addition to $1.5 million in common equity from Unity and financing from Prospect, Plains Capital Bank of Dallas is providing senior secured financing totaling $4.5 million. Capital from the transaction is being utilized to support UVH's acquisition and development of certain assets of Appalachian Resources, Inc. ("ARI"), including 6,800 acres of mineral reserves which contain 11 million estimated tons of coal, as well as a coal preparation plant and load-out facility on the Norfolk & Southern Railway. ARI has been in bankruptcy since early 2004 when the owners of ARI encountered difficulty developing the property. We understand that those difficulties stemmed largely from lack of access to capital and financing.

UVH is actively pursuing its business plan and has made satisfactory progress during the first three months since our investment was made, including the construction of a new operating platform. The preparation plant and material handling facilities are now fully operational and coal is being processed and shipped. Saleable quantities of metallurgical coal are expected to be mined and marketed during May. If demand and pricing for coal remain at current levels in both the domestic and export markets, we believe that UVH can attain strong operating margins in these operations.

On February 3, 2005, we agreed to provide up to $4.8 million of senior secured debt financing to Natural Gas Systems, Inc. (OTC BB: NGSY) ("NGS"), an oil and gas production company based in Houston, Texas. An initial investment of $3 million was made at that time and a further $1 million was invested on March 16, 2005. We also received a total of 600,000 non-revocable warrants and 400,000 revocable warrants with an exercise price of $0.75 cents per share, which is below where NGS has recently traded. NGS acquires and develops oil and gas fields, applying both conventional and specialized technology to accelerate production and develop incremental reserves in those fields. NGS owns 100% working interests in the Delhi and Tullos Urania fields in central and northern Louisiana, which encompass a series of producing oil and gas wells plus opportunities for development of shut-in wells and new well drilling.

We neither control nor are we affiliated with either UVH or NGS.

Results of Operations of Prospect Energy

     Overview

We commenced operations on July 30, 2004 and therefore have no prior periods with which to compare operating results for the quarter and nine-month period ended March 31, 2005. As of March 31, 2005, we continue to pursue our investment strategy and 32.5% of our net assets were invested in energy companies with the remainder invested in U.S. government and money market securities.

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

Investment income, which consists of interest income and dividend income, was $1.8 million for the three months ended March 31, 2005 and $5 million for the nine months ended March 31, 2005. Interest income increased by 3% quarter-over-quarter as a result of interest received from two additional portfolio investments in UVH and NGS made during the quarter and described earlier. A decline in dividend income on Gas Solutions is the result of four factors. First, the prior fiscal quarter's dividend from Gas Solutions was based upon a four-month period (the effective date of our acquisition of the equity of Gas Solutions was September 2, 2004 and the December 2004 dividend from Gas Solutions to the Prospect Energy therefore covered the period from that date through calendar year end of December 31, 2004) versus a three month period during the current quarter. Second, gas processing volumes typically experience a seasonal decline during the winter months due to the impact of cold weather upon the processing speed of the gas. Third, pricing was generally softer than that experienced during the prior fiscal quarter. Fourth, Gas Solutions made capital expenditures of approximately $2.25 million in its business to maintain and expand gas processing volumes, which decreased the immediate cash available for distribution. The remaining investment income during the three and nine months ended March 31, 2005 was generated primarily from investments in short-term U.S. Treasury bills and cash equivalents.

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

Operating expenses were $1.34 million for the three months ended March 31, 2005 and $3.76 million for the nine months ended March 31, 2005. These expenses consisted of investment advisory and administrative services fees, professional fees, insurance expenses, directors' fees and other general and administrative expenses. The base investment advisory fee was $485,000 for the three months ended March 31, 2005 and $1.3 million for the nine months ended March 31, 2005. No incentive fee has yet been incurred pursuant to the Investment Advisory Agreement. Administrative services fees incurred under the Administration Agreement were $126,000 for the three months ended March 31, 2005 and $295,000 for the nine months ended March 31, 2005. Legal and professional fees were higher during the three months and nine months ended March 31, 2005 than we would expect in future periods due to the occurrence of certain items and their associated costs which we would not expect to occur at this level in the future. These items include consultation and preparation of initial corporate documents including the initial Form 10-Q and compliance and procedural manuals, costs associated with an internal investigation, tax compliance consultation and analysis, Sarbanes-Oxley Act of 2002 related matters, litigation-related costs and the costs of hiring personnel.

     Net Investment Income, Net Unrealized Appreciation and Net Increase in Stockholders' Equity Resulting from Operations

Prospect Energy's net investment income was $444 for the three months ended March 31, 2005 and $1.2 million for the nine months ended March 31, 2005. Net investment income represents the difference between investment income and operating expenses and is directly impacted by the items described above. Net unrealized appreciation increased by $414 during the three and nine months ended March 31, 2005 as a result of a reduction in the cost basis of our investment in Gas Solutions. The reduction in cost basis resulted from lower actual versus estimated acquisition costs relating to Gas Solutions which did not impact the overall fair market value of our investment. Net increase in stockholders' equity resulting from operations represents the sum of the returns generated from net investment income and from unrealized appreciation.

     Financial Condition, Liquidity and Capital Resources

We generated $97 million in cash from the net proceeds of our initial offering. We also generated $2.8 million in cash flow from operations (investment income less operating expenses) and $26.7 million from the sale of securities. We expended $112 thousand in cash through the acquisition of investments and an additional $1.6 million through the payment of quarterly dividends. In the future, we may also fund a portion of our investments through borrowings from banks, issuances of senior securities or secondary offerings. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

At March 31, 2005, we had $12.9 million in cash which was held in a segregated account in conjunction with a limited indemnity issued to First American Bank, SSB ("FAB"). The limited indemnity with FAB provides assurance to FAB with respect to realized losses of its term loan resulting only from potential legal claims that might or could be asserted by certain third parties. These funds are to be released after the earlier of legal resolution of such claims, should any be made, or 91 days after the FAB loan is refinanced or otherwise repaid.


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

On February 9, 2005, we announced a cash dividend of $0.125 per share to holders of record on March 11, 2005, payable on March 31, 2005. The dividend was paid primarily out of available taxable income earned through March 31, 2005. For tax purposes, this dividend is expected to be taxable as ordinary income. We also expect that a portion of this dividend may be eligible for the maximum 15% U.S. federal income tax rate on qualified dividend income. However, a final assessment cannot be made until after the conclusion of the Company's tax year end on August 31, 2005. A definitive tax report regarding this and all calendar year 2005 dividends will be furnished to our shareholders in January 2006 on Form 1099- DIV.

     Regulated Investment Company Status

We elected an August 31st fiscal year end for income tax reporting purposes, commencing with the initial taxable year ended August 31, 2004. Our fiscal year-end for financial reporting purposes will remain June 30th. The Company has qualified and elected to be subject to taxation as a regulated investment company under Subchapter M of the Code for the taxable year ended August 31, 2004. As long as the Company continues to so qualify as a regulated investment company, the Company will not be subject to tax on its investment company taxable income or its net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, as dividends to our shareholders on a timely basis. Certain investments in the partnerships, limited liability companies, joint ventures and other "pass through" entities common in the energy industry can create enhanced risks of compliance with the requirements applicable to regulated investment companies under the Code.
Dividends and distributions declared and paid to shareholders may differ from net income for financial reporting and taxable fiscal years due to the timing of recognition of income and expenses, realization of gains and losses, occurrence of a return of capital, and/or net realized appreciation or depreciation in investments, which may not be included in taxable income.

To remain in compliance with Subchapter M of the Code with respect to the Company's taxable year, the Company is generally required to maintain its status as a business development company in accordance with the 1940 Act, derive at least 90% of its gross income from dividends, interest, gains from the sales of securities and other specified types of income required under Subchapter M of the Code, satisfy certain asset diversification requirements as defined in Subchapter M of the Code, and distribute to shareholders at least 90% of the Company's investment company taxable income as defined in Subchapter M of the Code. However, we offer no assurance that we will continue to qualify for such treatment in future taxable years. If we fail to qualify as a regulated investment company, then we will be subject to corporate-level taxes on our taxable income, whether or not such taxable income is distributed to our shareholders. The imposition of corporate-level taxes on us will substantially reduce the amount of income available for distribution to our shareholders. Even if we qualify as a regulated investment company for any taxable year in question, we will be subject to corporate-level income tax on any income not distributed to our shareholders. Moreover, we will be subject to a 4%, entity-level excise tax, for any calendar year in which we do not distribute an amount equal to or exceeding the sum of 98% of our calendar year ordinary income and 98% of our capital gain net income for the one-year period ended October 31st, computed in accordance with Section 4982 of the Code.

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

     Valuation of Portfolio Investments


As a business development company, we invest in illiquid securities including debt and equity securities of companies. Our investments are generally subject to restrictions on resale and generally have no established trading market. We value substantially all of our investments at fair value as determined in good faith by the Board of Directors in accordance with our valuation policy. We determine fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. Our valuation policy considers the fact that no ready market exists for substantially all of the securities in which we invest. Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio. We record unrealized depreciation on investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the portfolio company does not currently support the cost of our debt or equity investments. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. We record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value. The value of investments in publicly traded securities is determined using quoted market prices discounted for restrictions on resale, if any.


     Loans

For loans, fair value generally approximates cost unless the borrower's enterprise value, overall financial condition or other factors lead to a determination of fair value at a different amount.

Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. Interest on loans is not accrued if we have doubt about interest collection. Loan origination fees are capitalized and then amortized into interest income using the effective interest method. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. Prepayment premiums are recorded on loans when received.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates. We expect that some of the loans in our portfolio may have floating rates. To date, a significant, but declining, percentage of our assets have been and are invested in short-term U.S. Treasury bills. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the three and nine months ended March 31, 2004, we did not engage directly in hedging activities though, our subsidiary, Gas Solutions, did engage in such activities.

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

There have been no changes in Prospect Energy's internal control over financial reporting that occurred during the three and nine months ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, Prospect Energy's internal control over financial reporting.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings.

As previously disclosed in our quarterly reports on Form 10-Q, we have been named as a defendant in Karen O. Donnelly, Attorney at Law, v. Prospect Street, et al. and Charles M. Costenbader, filed August 4, 2004 in the 164th Judicial District Court of Harris County, Texas. Donnelly alleges she is the former attorney of Christian Operating Co. and Christian Intergy, Inc., companies with which Prospect Energy formerly considered entering into a credit facility. Donnelly alleges she had a finder's fee contract with these companies, and that Prospect Energy tortiously interfered with her contractual arrangement with these companies. Donnelly seeks damages of $1,283,000, plus attorney's fees and court costs. We do not believe this claim has any merit and intend to defend this matter vigorously.

On December 6, 2004, Dallas Gas Partners, LP ("DGP") served Prospect Energy with a complaint filed November 30, 2004 in the United States District Court for the Southern District of Texas in Galveston. DGP alleges that DGP was defrauded and that Prospect Energy breached its fiduciary duty to DGP and tortiously interfered with DGP's contract with Gas Solutions in connection with Prospect Energy's agreement with DGP. The complaint seeks relief not limited to $100 million. Each of the principals of the predecessor general partner of DGP, constituting all the management and ownership interests in such predecessor, and all of the limited partners of DGP on September 24, 2004 executed a release in favor of Prospect Energy, forever discharging Prospect Energy from any and all claims in connection with Prospect Energy's agreement with DGP. Prospect Energy believes that the DGP complaint is frivolous and without merit, and Prospect Energy intends to defend the matter vigorously.

A former officer of the Company has filed a complaint with the Occupational Safety and Health Administration of the Department of Labor alleging discrimation, retaliation, infliction of emotional distress and other claims. This officer seeks economic reinstatement and other relief. The Company believes the complaint is without merit and intends to defend itself vigorously.

We are not aware of any other material pending legal proceeding, and no such material proceedings are known to be contemplated, to which Prospect Energy is a party or of which any of its property is subject.

Item 2. Unrealized Sales of Equity Securities and Use of Proceeds.

(a) We did not issue any equity securities that were not registered under the Securities Act during the three and nine months ended March 31, 2005.

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

(c) We did not repurchase any shares of our common stock during the three or nine months ended March 31, 2005.


Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of matters to a vote of Security Holders.

Not Applicable.

Item 5. Other Information.

Not Applicable

Item 6. Exhibits

       Exhibit No.          Description of Exhibit
----------------------- --------------------------------------------------------
----------------------- --------------------------------------------------------

         10.1 Employment agreement between EOS Fund Services LLC and Prospect Energy Corporation

         31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

         31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/l5d-14(a)

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



                                                    PROSPECT ENERGY CORPORATION
                                                    (Registrant)


Dated: May 12, 2005                             By: /s/ John F. Barry III
                                                    ---------------------
                                                    John F. Barry III
                                                    Chief Executive Officer and
                                                    Chairman of the
                                                    Board of Directors