Form 10-K
period 2005-06-30
PROSPECT ENERGY CORP
filed 2005-10-13
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-114552

PROSPECT ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	43-2048643

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 East 40th Street, New York, New York 10016

(Address of principal executive offices) (Zip Code)

(212) 448-0702

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has  been subject to such filing requirements for the past 90 days.

☒   Yes     ☐   No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No  ☒

          Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No  ☒

          The aggregate market value of common stock, par value $0.001 per share, held by non-affiliates of the registrant, based on the closing price of $11.57 for the common stock on The Nasdaq National Market on the last business day of the registrant’s most recently completed fiscal second quarter (December 31, 2004), was approximately $ 80,629,213.  Shares of common stock beneficially held by each officer and director have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

          As of October 12, 2005, there were 7,055,100 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

          Portions of the Registrant’s definitive Proxy Statement relating to the 2005 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described therein.

PROSPECT ENERGY CORPORATION
FORM 10-K FOR THE YEAR ENDED JUNE 30, 2005

PART I

          In this annual report on Form 10-K, the “Company,” “Prospect Energy,” “we,” “us” and “our” refer to Prospect Energy Corporation unless the context otherwise states.

Item 1.          Business

          We are a closed-end investment company, have filed an election to be treated as a business development company under the Investment Company Act of 1940, as amended, or the “1940 Act”, and are a non-diversified investment company within the meaning of the 1940 Act.

          We are a financial services company that lends to and invests in middle-market (as described below) privately held or thinly traded public companies in the energy industry. Our investment objective is to generate both current income and long-term capital appreciation through debt and equity investments. We strive to achieve our investment objective by providing flexible financial solutions for our portfolio companies. Our investments may be structured as secured and unsecured senior and subordinated loans, as well as equity securities such as common and preferred stock, convertible securities, warrants and options. We focus on making investments in energy companies and will invest, under normal circumstances, at least 80% of our net assets (including the amount of any borrowings for investment purposes) in these companies.

          We concentrate on making investments in energy companies having annual revenues of less than $250 million and in transaction sizes of less than $100 million, which we refer to as “target” or “middle market” companies. In most cases, these middle market companies will be privately held or will have thinly traded public securities at the time we invest in them. We seek to maximize returns to our investors by applying rigorous credit analysis and asset-based lending techniques to make and monitor our investments in asset intensive energy companies. We do not invest directly in any energy company with its principal business exclusively in (1) oil and gas exploration, (2) speculative risks, or (3) speculative trading in oil, gas and/or other commodities, although some of the energy companies that we do invest in may be involved in some exploration or speculative trading activity.

Industry Overview

          The energy industry is a cornerstone of the U.S. economy upon which other industries depend. We believe the direct energy value chain generated annual revenues in excess of $700 billion in the U.S. in 2003, and its total U.S. asset value exceeded $1 trillion at the beginning of 2004. By these measures, the energy industry is one of the largest industry groups in the United States. The demand for energy has grown steadily over the past century and is projected to continue to grow steadily in the current century.

          The energy industry consists of companies in the direct energy value chain as well as companies that sell products and services to, or acquire products and services from, the direct energy value chain. In this annual report, we refer to all of these companies as “energy companies” and assets in these companies as “energy assets.” The categories of energy companies in this chain are described below. The direct energy value chain broadly includes upstream businesses, midstream businesses and downstream businesses:

•

Upstream businesses find, develop and extract energy resources, including natural gas, crude oil, coal and agricultural products, which are typically from geological reservoirs found underground or offshore.

•

Midstream businesses gather, process, refine, store and transmit energy resources and their byproducts in a form that is usable by wholesale power generation, utility, petrochemical, industrial and gasoline customers.

•

Downstream businesses include the power and electricity segment as well as businesses that process, refine, market or distribute hydrocarbons or other energy resources, such as customer-ready natural gas, propane and gasoline, to end-user customers.

          While the aggregate size of the United States revenues and asset base of energy companies is large, we believe that the numerous companies in this industry, as well as the fragmented nature of assets within such companies, create significant opportunities for middle market investment. We believe that there are over 6,000 middle market companies in the direct energy value chain in the United States. In addition, assets within larger companies as well as companies that do significant business with the direct energy value chain, including manufacturers, distributors, service providers, and technology providers, add to the number of potential middle market investment opportunities in the energy industry. Government and industry association statistics as of the beginning of 2004 indicate that in the United States there are currently more than 260,000 natural gas wells, 310,000 oil wells, 61,000 oil and gas fields, 2,000 active well service rigs, 5,000 independent oil and gas producers, 410 natural gas storage fields, 140 major pipelines, 1,400 coal mines, 13,500 propane storage points, 16,400 power generation units, 800 power marketers, 230 investor-owned electric utilities and 150 investor-owned gas utilities. To a greater extent than in many other industries, the energy industry offers opportunities to invest in asset-intensive companies.

Industry Sector

          We invest primarily in the energy industry. We believe this industry offers an attractive area for investment due to a variety of factors. Recent deregulation, other regulatory changes and market developments have increased activity and transaction levels and enhanced investment opportunities in the energy industry. By loosening traditional restraints on investment in the energy industry, deregulation has increased the pace of energy investment activity, mergers and acquisitions and asset restructurings. State and federal clean energy mandates, tax credits and emissions limitations have also stimulated growth in renewable power generation and clean fuels, such as ethanol. Furthermore, we believe that lending to the energy industry benefits from more recurring cash flows and greater asset security than lending to many other industries as many energy businesses generate steady, recurring cash flows and may offer attractive collateral for debt investments.

Investment Process

          Prospective portfolio company characteristics

          We have identified multiple criteria that we believe are important in seeking to achieve our investment objective with respect to target energy companies. These criteria provide general guidelines for our investment decisions; however, we caution you that not all of these criteria will be met by each prospective portfolio company in which we choose to invest.

          Sensitivity analysis

          We generally perform multiple sensitivity analyses to determine the effects of reasonably expected changes in market conditions on any proposed investment. Such sensitivity analyses may include, among other things, simulations of changes in commodity prices, including oil and gas, changes in counterparty credit ratings, changes in interest rates, changes in economic activity and other events that would affect the performance of our investment. In general, we will not commit to any proposed investment that will not provide at least a minimum return under simulations that are considered reasonably likely and, in particular, the sensitivity analysis related to changes in energy commodity prices.

          Hedging commodity risks

          We do not invest in companies that accept completely speculative commodity risks beyond levels that we consider prudent. If commodity risks are unavoidable, we will typically require that such risks be hedged to a significant extent.

          Seasoned management

          We generally require that our portfolio companies have an experienced management team with a verifiable track record. We also require the portfolio companies to have in place proper incentives to induce management to succeed and to act in concert with our interests as investors on terms equal with or junior to ours.

          Value orientation/positive cash flow

          Our investment philosophy places a premium on fundamental analysis from an investor’s perspective and has a distinct value orientation. We focus on companies in which we can invest at relatively low multiples of operating cash flow and that generate a current cash return at the time of investment, or are expected to be profitable soon after the time of investment, on an operating cash flow basis. We believe that investing at low multiples of cash flow provides enhanced principal protection and higher absolute returns.

          Liquidation value of assets

          The prospective liquidation value of the assets, if any, collateralizing the securities that we hold is an important factor in our credit analysis. We emphasize tangible assets, such as accounts receivable, inventory, equipment and hydrocarbon reserves, but will also give some weight to intangible assets, such as contracts, intellectual property, customer lists, networks and databases. We believe that, in most cases, investing at a discount to original cost, replacement cost or liquidation value provides enhanced principal protection and higher absolute returns.

          Strong competitive position in industry

          We seek to invest in target energy companies that have developed a strong competitive position within their respective sector or niche in the energy industry. We seek companies that demonstrate significant competitive advantages versus their competitors, which should help to protect their market position and profitability. We measure competitive position by looking at market share, pricing power, stability of revenues and margins, location advantages, scale and other factors.

          Exit strategy

          We seek to invest in companies that we believe will provide a steady stream of cash flow to repay our loans, pay our equity dividends and reinvest in their respective businesses. We expect that such internally generated cash flow, leading to the payment of interest on, and the repayment of the principal of, our investments in portfolio companies to be a key means by which we exit from our investments over time. In addition, we also seek to invest in companies whose business models and expected future cash flows offer attractive exit possibilities. These companies include candidates for strategic acquisition by other industry participants and companies that may repay our investments through an initial public offering of common stock or another capital market transaction.

          Due diligence

          Prospect Capital Management, LLC (our “Investment Adviser” or “Prospect Management”) conducts due diligence on prospective portfolio companies consistent with the approach for energy companies developed by the investment professionals of Prospect Management. In conducting their due diligence, Prospect Management’s investment professionals use publicly available information as well as information from their extensive relationships with management teams, consultants, competitors and investment bankers and the direct experience of the senior professionals of our Investment Adviser.

          Our due diligence typically includes:

•	review of historical and prospective financial information;

•	review of specific regulatory and energy market issues;

•	on-site visits;

•	interviews with management, employees, customers and vendors of the potential portfolio company;

•	review of loan documentation;

•	review of major customer and supplier contracts;

•	review of engineering, environmental, legal and regulatory materials, where appropriate;

•	background checks; and

•	research relating to the company’s management, industry, markets, products and services and competitors.

          Upon the completion of due diligence and a decision to proceed with an investment in a company, the principals leading the investment present the investment opportunity to our Investment Adviser’s investment committee, which determines whether to pursue the potential investment. Additional due diligence with respect to any investment may be conducted on our behalf by engineers, attorneys and accountants prior to the closing of the investment, as well as consultants and other outside advisors, as appropriate.

          Investment structure

          Once we have determined that a prospective portfolio company is suitable for investment, we work with the management of that company and its other capital providers, if any, to structure an investment. We negotiate among these parties to agree on how our investment is expected to perform relative to the other capital in the portfolio company’s capital structure. We will generally target a double digit total return on each investment, including investments in debt securities. However, we can offer no assurance that we can achieve such a return with respect to any investment or our portfolio as a whole.

           Most of the energy companies in which we invest have relatively short or no operating histories and limited financial resources. They also have narrow product lines and small market shares, which tend to render them more vulnerable than established companies to competitor’s actions, changes in market conditions and general economic downturns. The credit risk we assume when we invest in the debt securities of such companies is a key factor that affects the return on those investments.

          We believe our position in the balance sheet of these energy companies is an important means of managing that risk. We strive to structure our debt investments with the maximum seniority and collateral that we can reasonably obtain while seeking to achieve our total return target. In some cases, our loans are collateralized by a first lien or by a subordinated or second lien on some or all of the assets of the borrower. We generally focus on loans that provide for relatively high, fixed or floating interest rates that will provide us with significant current interest income. These loans may in some cases have interest-only payments in the first few years, with amortization of principal deferred to the later years of the loans. We also seek long-term capital appreciation through our investments in dividend-paying equity securities, warrants, options or other equity securities. In some cases, we may allow the borrower to enter into loans that, by their terms, allow us, at our option, to convert our debt into equity or additional debt securities or defer payments of interest for the first few years after our investment. Typically, our loans will have maturities of one to ten years, but we may invest in securities with shorter or longer maturities. We target investments that range between approximately $2 million and $25 million each, although this investment size may vary proportionately as the size of our capital base changes.

          We generally focus on structuring our equity investments as cash flow producing, structured investments where we are reasonably certain of obtaining current income from dividends because of customer contracts or other positive industry fundamentals. These equity investments may be junior to debt in the capital structure provided by us or third parties as a means of leveraging our equity returns.

          In the case of our debt investments, we focus on tailoring the covenants and other terms of the investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio company to achieve its business plan and improve its profitability. For example, we may seek to limit the downside potential of our investments by:

•	seeking a senior secured or junior secured position in the capital structure of our portfolio companies;

•	requiring a total return on our investments (including both interest and potential equity appreciation) that compensates us for credit risk;

•	requiring credit enhancement or other additional collateral;

•	requiring additional investment by borrowers or other investors at a level in the capital structure more junior to our securities in the capital structure;

•	requiring pre-funding of a debt service reserve fund;

•	requiring portfolio companies to hedge against commodity pricing risk;

•	committing capital with drawdowns based on financial metrics, external contracts or other milestones;

•	requiring key person insurance for members of the management team;

•	incorporating “put” rights and call protection into the investment structure; and

•

negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility in managing their businesses as possible, consistent with the preservation of our capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or participation rights.

          Our investments include other equity investments, such as warrants, and may include options to buy a minority interest in a portfolio company, or contractual payment rights or rights to receive a proportional interest in the operating cash flow or net income of such company. If determined by the Investment Adviser to be in our best interest, we may acquire a controlling interest in the portfolio company. Any warrants we receive with our debt securities may require only a nominal cost to exercise, and thus, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We may structure the warrants to provide provisions protecting our rights as a minority-interest or, if applicable, controlling-interest holder, as well as puts, or rights to sell such securities back to the company, upon the occurrence of specified events. In many cases, we will also obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights.

          We expect to hold most of our investments to maturity or repayment, but may sell our investments earlier if a liquidity event takes place, such as the sale or recapitalization of a portfolio company.

           For a discussion of the risks inherent in our investment securities, see “Risk Factors - Our investments in prospective portfolio companies may be risky and you could lose all or part of your investment,” “Risk Factors - Economic recession or downturns could impair our portfolio companies and harm our operating results,” “Risk Factors - Our portfolio companies may incur debt or issue equity securities that rank equally with, or senior to, our investments in such companies,” and “Risk Factors - We may not be able to fully realize the value of the collateral securing our debt investments.”

Ongoing Relationships With Portfolio Companies

          Monitoring

          Prospect Management monitors our portfolio companies on an ongoing basis. Prospect Management will continue to monitor the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action for each company.

          Prospect Management employs several methods of evaluating and monitoring the performance and value of our investments, which include, but are not limited to, the following:

•	Assessment of success in adhering to the portfolio company’s business plan and compliance with covenants;

•	Regular contact with portfolio company management and, if appropriate, another financial or strategic sponsor, to discuss financial position, requirements and accomplishments;

•	Attendance at and participation in board meetings; and

•	Review of monthly and quarterly financial statements and financial projections for portfolio companies.

           Previously, Prospect Management utilized other investment rating systems, including a 1 to 5 rating scale, which have evolved into less rigid and more effective methods used presently.

          Valuation Process

          In calculating the value of our total assets, we value investments for which market quotations are readily available at such market quotations. Debt and equity securities whose market price is not readily available are valued at fair value as determined in good faith by our board of directors. With respect to private equity securities, each investment is valued using a number of valuation metrics, including comparisons of financial ratios of the portfolio companies that issued such private equity securities to peer companies that are public and the discounted cash flow method. The value is then discounted to reflect the illiquid nature of the investment, as well as our minority, non-control position. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we will use the pricing indicated by the external event in reviewing and determining our private equity valuation. Because there is not a readily available market value for most of the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our board under a valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments, and the differences could be material.

          The following is a description of the steps we take each quarter to determine the value of our portfolio. Investments for which market quotations are readily available are recorded in our financial statements at such market quotations. With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

•

Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of our Investment Adviser responsible for the portfolio investment;

•	Preliminary valuation conclusions are then documented and discussed with our senior management;

•	An independent valuation firm engaged by our board of directors reviews these preliminary valuations;

•

The audit committee of our board of directors reviews the preliminary valuation, and our Investment Adviser and, as circumstances require, our independent valuation firm respond and supplement the preliminary valuation to reflect any comments provided by the audit committee; and

•

The board of directors discuss valuations and determines the fair value of each investment in our portfolio in good faith based on the input of our Investment Adviser, independent valuation firm and audit committee.

          For a discussion of the risks inherent in determining the value of securities for which readily available market values do not exist, see “Risk Factors—Many of our portfolio investments are recorded at fair value as determined in good faith by our board of directors and, as a result, there is uncertainty as to the value of our portfolio investments.”

          Managerial Assistance

          As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We may receive fees for these services. Such fees would not qualify as “good income” for purposes of the 90% income test that we must meet each year to qualify as a registered investment company or “RIC.” Prospect Administration, LLC (“Prospect Administration”) provides such managerial assistance on our behalf to portfolio companies when we are required to provide this assistance.

Business –Factors That May Affect Future Results

          Factors that may affect future results include, but are not limited to, general economic conditions, interest rates, commodity prices, supply of and demand for particular services or products, the market position of individual companies, the level of competition in regional and global markets, and other factors.  Please see our discussion under “Risks Factors” below.

Management Fee

Investment Advisory Agreement

          Our investment activities are managed by our Investment Advisor, which is an investment adviser that is registered under the Investment Advisers Act of 1940, or the “Advisers Act.” We depend on the diligence, skill and network of business contacts of the senior management of our Investment Adviser. We also depend, to a significant extent, on our Investment Adviser’s access to the investment professionals of Prospect Management and the information and deal flow generated by the Prospect Management Investment professionals in the course of their investment and portfolio management activities. The senior management team evaluates, negotiates, structures, closes, monitors and services our investments. Our future success depends to a significant extent on the continued service of the senior management team, particularly John F. Barry III and M. Grier Eliasek. The departure of any of the senior managers of our Investment Adviser could have a material adverse effect on our ability to achieve our investment objectives. In addition, we can offer no assurance that Prospect Management will remain our Investment Adviser or that we will continue to have access to its investment professionals or its information and deal flow.

          Prospect Energy has entered into an investment advisory and management agreement with Prospect Management (the “Investment Advisory Agreement”) under which the Investment Adviser, subject to the overall supervision of Prospect Energy’s board of directors, manages the day-to-day operations of, and provides investment advisory services to, Prospect Energy. Under the terms of the Investment Advisory Agreement, our Investment Advisor: (i) determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes, (ii) identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); and (iii) closes and monitors investments we make.

          Prospect Management’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. For providing these services the Investment Adviser receives a fee from Prospect Energy, consisting of two components--a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.00% on Prospect Energy’s gross assets (including amounts borrowed and drawn down). For services rendered under the Investment Advisory Agreement during the period commencing from the closing of Prospect Energy’s initial public offering through and including the first six months of operations, the base management fee was payable monthly in arrears. For services currently rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of Prospect Energy’s gross assets at the end of the two most recently completed calendar quarters (the closing of Prospect Energy’s initial public offering was treated as a quarter end for these purposes) and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial month or quarter are appropriately pro rated.  The total base management fees earned by and paid to Prospect Management during the twelve months ended June 30, 2005 were $1.8 million.

          The incentive fee has two parts. The first part, the income incentive fee, is calculated and payable quarterly in arrears based on Prospect Energy’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees and other fees that Prospect Energy receives from portfolio companies) accrued during the calendar quarter, minus Prospect Energy’s operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement described below, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment in kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of Prospect Energy’s net assets at the end of the immediately preceding calendar quarter, is compared to a “hurdle rate” of 1.75% per quarter (7% annualized). However, our Investment Adviser has voluntarily agreed that for each fiscal quarter after January 1, 2005, the quarterly hurdle rate will be equal to the greater of (a) 1.75% and (b) a percentage equal to the sum of the daily average of the “quoted treasury rate” for each month in the immediately preceding two quarters plus 0.50%. “Quoted treasury rate” means the yield to maturity (calculated on a semi-annual bond equivalent basis) at the time of computation for Five Year U.S. Treasury notes with a constant maturity (as compiled and published in the most recent Federal Reserve Statistical Release H). These calculations will be appropriately pro rated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter. The voluntary agreement by the Investment Adviser that the hurdle rate be fluctuating for each fiscal quarter after January 1, 2005 (as discussed above) may be terminated by the Investment Adviser at any time upon 90 days’ prior notice.

          The net investment income used to calculate this part of the incentive fee is also included in the amount of the gross assets used to calculate the 2% base management fee. Prospect Energy pays the Investment Adviser an income incentive fee with respect to Prospect Energy’s pre-incentive fee net investment income in each calendar quarter as follows:

•	no incentive fee in any calendar quarter in which Prospect Energy’s pre-incentive fee net investment income does not exceed the hurdle rate;

•

100% of Prospect Energy’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 125% of the quarterly hurdle rate in any calendar quarter (8.75% annualized assuming a 7% annualized hurdle rate); and

•

20% of the amount of Prospect Energy’s pre-incentive fee net investment income, if any, that exceeds 125% of the quarterly hurdle rate in any calendar quarter (8.75% annualized assuming a 7% annualized hurdle rate).

These calculations are appropriately pro rated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

          The second part of the incentive fee, the capital gains incentive fee, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of Prospect Energy’s realized capital gains for the calendar year, if any, computed net of all realized capital losses and unrealized capital depreciation at the end of such year. In determining the capital gains incentive fee payable to the Investment Adviser, Prospect Energy calculates the aggregate realized capital gains, aggregate realized capital losses and aggregate unrealized capital depreciation, as applicable, with respect to each of the investments in its portfolio. For this purpose, aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Aggregate realized capital losses equal the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since inception.

Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable date and the original cost of such investment. At the end of the applicable period, the amount of capital gains that serves as the basis for Prospect Energy’s calculation of the capital gains incentive fee equals the aggregate realized capital gains less aggregate realized capital losses and less aggregate unrealized capital depreciation with respect to its portfolio of investments. If this number is positive at the end of such period, then the capital gains incentive fee for such period is equal to 20% of such amount, less the aggregate amount of any capital gains incentive fees paid in respect of its portfolio in all prior periods.

          For the twelve months ended June 30, 2005, there were no incentive fees to the Investment Adviser.

          Duration and Termination

          The Investment Advisory Agreement was approved by our board of directors on June 23, 2004. Unless terminated earlier as described below, it will continue in effect for a period of two years from its effective date. It will remain in effect from year to year thereafter if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon not more than 60 days’ written notice to the other. See “Risk factors—Risks relating to our business and structure—We are dependent upon Prospect Management’s key management personnel for our future success.”

          Indemnification

          The Investment Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, Prospect Management and its officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from Prospect Energy for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of Prospect Management’s services under the Investment Advisory Agreement or otherwise as an investment adviser of Prospect Energy.

Payment of Our Expenses

          All investment professionals of the Investment Adviser and their respective staffs, when and to the extent engaged in providing investment advisory and management services, and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by Prospect Management. We bear all other costs and expenses of our operations and transactions, including those relating to:

•	organization and offering;

•	calculation of our net asset value (including the cost and expenses of any independent valuation firm);

•

expenses incurred by Prospect Management payable to third parties, including agents, consultants or other advisors (such as independent valuation firms, accountants and legal counsel), in monitoring our financial and legal affairs and in monitoring our investments and performing due diligence on our prospective portfolio companies;

•	interest payable on debt, if any, and dividends payable on preferred stock, if any, incurred to finance our investments;

•	offerings of our debt, our preferred shares, our common stock and other securities;

•	investment advisory fees;

•	fees payable to third parties, including agents, consultants or other advisors, relating to, or associated with, evaluating and making investments;

•	transfer agent and custodial fees;

•	registration fees;

•	listing fees;

•	taxes;

•	independent directors’ fees and expenses;

•	costs of preparing and filing reports or other documents with the SEC;

•	the costs of any reports, proxy statements or other notices to stockholders, including printing costs;

•	our allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration, including auditor and legal costs; and

•

all other expenses incurred by us, by our Investment Adviser or by Prospect Administration  in connection with administering our business, such as our allocable portion of overhead under the Administration Agreement, including rent and our allocable portion of the costs of our chief compliance officer and chief financial officer and their respective staffs under the sub-administration agreement.

          Administration Agreement

          Prospect Energy has also entered into an Administration Agreement with Prospect Administration, LLC (“Prospect Administration”) under which Prospect Administration, among other things, provides (or arranges for the provision of) administrative services and facilities for Prospect Energy. For providing these services, Prospect Energy reimburses Prospect Administration for Prospect Energy’s allocable portion of overhead incurred by Prospect Administration in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of our chief compliance officer and chief financial officer and their respective staffs. Under this agreement, Prospect Administration furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Prospect Administration also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Prospect Administration assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, Prospect Administration also provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Prospect Administration is a wholly owned subsidiary of our Investment Adviser.

          The Administration Agreement provides that, absent willful misfeasance, bad faith or negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, Prospect Administration and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from Prospect Energy for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of Prospect Administration’s services under the Administration Agreement or otherwise as administrator for Prospect Energy.

          Prospect Administration, pursuant to the approval of our Board of Directors, has engaged EOS Fund Services LLC (“EOS”) to serve as the sub-administrator of Prospect Energy to perform certain services required of Prospect Administration. This engagement began in May 2005 and runs on a month to month basis at the rate of $25,000 annually, payable monthly. Under the sub-administration agreement, EOS provides Prospect with office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities. EOS also conducts relations with custodians, depositories, transfer agents, dividend disbursing agents, other stockholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable. EOS provides reports to the Administrator and the Directors of its performance of obligations and furnishes advice and recommendations with respect to such other aspects of the business and affairs of Prospect as it shall determine to be desirable. EOS does not provide any advice or recommendation relating to the securities and other assets that Prospect should purchase, retain or sell or any other investment advisory services to Prospect.  EOS is responsible for the financial and other records that either Prospect (or the Administrator on behalf of Prospect) is required to maintain and prepares reports to stockholders, and reports and other materials filed with the Securities and Exchange Commission and provides on Prospect’s behalf significant managerial assistance to those portfolio companies to which Prospect is required to provide such assistance under the Investment Company Act or other applicable law. In addition, EOS assists Prospect in determining and publishing Prospect’s net asset value, overseeing the preparation and filing of Prospect’s tax returns, and the printing and dissemination of reports to stockholders of Prospect, and generally overseeing the payment of Prospect’s expenses and the performance of administrative and professional services rendered to Prospect by others.

          Under the sub-administration agreement, EOS and its officers, partners, agents, employees, controlling persons, members, and any other person or entity affiliated with EOS, is not liable to the Administrator or Prospect for any action taken or omitted to be taken by EOS in connection with the performance of any of its duties or obligations or otherwise as sub-administrator for the Administrator on behalf of Prospect.  The agreement also provides that, absent willful misfeasance, bad faith or negligence in the performance of EOS’s duties or by reason of the reckless disregard of EOS’s duties and obligations, EOS and its officers, partners, agents, employees, controlling persons, members, and any other person or entity affiliated with EOS is entitled to indemnification from the Administrator and Prospect. All damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of the Administrator or Prospect or the security holders of Prospect) arising out of or otherwise based upon the performance of any of EOS’s duties or obligations under the agreement or otherwise as sub-administrator for the Administrator on behalf of Prospect.

          For the twelve months ended June 30, 2005, the Company paid Prospect Administration $265,897 for services it provided to Prospect Energy at cost. The Company also reimbursed Prospect Administration for certain expenses which it initially funded on behalf of the Company.

Investment Adviser

          Prospect Management is a Delaware limited liability corporation that is registered as an investment adviser under the Advisers Act. The principal executive offices of Prospect Management are 10 East 40th Street, 44th Floor, New York, NY 10019.

Investment Personnel

          The investment personnel of our Investment Adviser currently consist of its executive officers, John F. Barry and M. Grier Eliasek, and six additional investment professionals, two of whom are contractors who work solely for Prospect Management. The following information pertains to the investment personnel of the Adviser who are not executive officers or employees of Prospect Energy.

          David L. Belzer.  Mr. Belzer has over seven years of experience in energy finance. Mr. Belzer serves Prospect Management as an investment consultant based in Boston and is a senior member of the investment committee focusing on origination and other investment activities. Mr. Belzer provides investment consulting services solely to Prospect Management. From February 2004 through November 2004, Mr. Belzer provided investment consulting services to Sheridan Road Capital. From January 2000 through February 2004, Mr. Belzer served as Vice President, first at Fieldstone Private Capital Group and then at Blaylock & Partners. While at Fieldstone and Blaylock, he managed a variety of financing transactions in the oil and gas, utility, and power sectors, including public equity offerings, private placements and high yield offerings. Prior to Fieldstone, Mr. Belzer was a member of the Structured Finance Group at General Electric Capital Corporation, where he focused on investments in the oil and gas sector. From 1996 to 1998, Mr. Belzer worked for Wheelabrator Technologies Inc., a developer of waste-to-energy plants. Mr. Belzer graduated from the University of Indiana with a B.A. in Economics and Environmental Studies. Subsequently, Mr. Belzer received his M.B.A. from the Olin School of Business at Washington University. Mr. Belzer also holds a NASD Series 7 license. Mr. Belzer has consulted for Prospect Management since November 2004. He is 36 years old.

          Richard A. Brand.  Mr. Brand began his career as an investment banker at PaineWebber in 1980. At Prospect, Mr. Brand focuses on sourcing and screening potential Prospect Energy investments. As a banker and private equity professional, Mr. Brand has structured debt financings for a number of oil and gas companies. From September 2002 to June 2004, he was a Managing Director at CDC Securities. From 1998 to July 2002, Mr. Brand was a Managing Director at Robertson Stephens, where he served on the Bayview Fund, the partners’ investment fund; chaired the private placement oversight committee; and served on the broker dealer commitment committee. From 1996 to 1998, Mr. Brand was a Director in Global Private Capital

Markets at Deutsche Bank. From 1993 to 1996, he was a Vice President at Donaldson, Lufkin & Jenrette, where he helped establish the Private Funds Group. From 1986 to 1993, Mr. Brand was a Vice President at Merrill Lynch. From 1980 through 1985, Mr. Brand was an investment banker at PaineWebber. Mr. Brand received his M.B.A. in Finance from the University of Chicago and his B.A. in Economics and English from the University of Iowa (Phi Beta Kappa), where he was Vice President of the Council of Academic Colleges.  Mr. Brand has been with Prospect Management since October 2004. He is 48 years old.

          Bart J. de Bie.  Mr. de Bie has over seven years experience as an investment banker, primarily focused on energy industry clients. From August 2003 through August 2004, Mr. de Bie was a director at Cenatar Advisory Group, an advisory boutique that provided capital formation and advisory services and focused on the energy and utility sector clients. Prior to Cenatar, Mr. de Bie spent January through July 2003 as an independent consultant. From September 1997 through December 2002, Mr. de Bie was an investment banker with J.P.Morgan & Co., where he advised energy and non-energy clients on various acquisitions, divestitures and financing transactions. Mr. de Bie graduated from the University of Wisconsin with a B.A. in Economics. Subsequently Mr. de Bie received his J.D. from the George Washington University Law School. Mr. de Bie has been admitted to the New York Bar and holds NASD Series 24, 63 and 7 licenses. Mr. de Bie has been with Prospect Management since September 2004. He is 32 years old.

          James A. Flores. Mr. Flores has over 25 years of experience in energy and finance. Mr. Flores serves Prospect Management as an investment consultant based in Indiana. Mr. Flores provides investment consulting services solely for Prospect Management. From October 2003 to March 2004, Mr. Flores was Vice President and Chief Financial Officer for Norwest Corporation, a leading mining and energy consulting firm in Salt Lake City, Utah where he was responsible for administrating financial reporting and treasury for the company’s worldwide operations as well as leading the firm’s financial consulting practices. Prior to Norwest Corporation, Mr. Flores was an independent financial advisor in the ethanol fuel and geothermal power industries. From 1994 to 2002, Mr. Flores was employed by MidAmerican Energy Holdings Company, an affiliate of Berkshire Hathaway, with large interests in various independent power projects, utilities, gas pipelines, and oil and gas. Before MidAmerican, Mr. Flores spent 15 years in corporate banking first with Manufacturers Hanover Trust Company as a credit analyst, and subsequently with Mellon Bank in its international and corporate banking departments. He holds a B.A. from Princeton University and an M.B.A. from the Wharton School, University of Pennsylvania. Mr. Flores is fluent in Spanish. Mr. Flores has been with Prospect Management since April 2004. He is 52 years old.

          John S. Hopley.  Mr. Hopley has 18 years of experience in energy and finance. From January 2001 to August 2004, Mr. Hopley served as managing principal at Greenwich Energy Capital Management, an energy advisory and asset management firm, where he focused on origination, business development, asset dispositions, structuring and valuations. From June 2000 to January 2001, Mr. Hopley served as a senior vice president at WL Ross & Co, LLC, where he worked on investing opportunities in Korea. From 1995 to 2000, Mr. Hopley served as vice president at Enron Corporation, where he created and led the Restructuring Group with a portfolio valued at $550 million after service in each of the Corporate Development and

Underwriting Groups. While at Enron, Mr. Hopley participated in more than 30 transactions totaling more than $5 billion. From 1992 to 1995, Mr. Hopley served as senior associate at Bankers Trust Company, where he worked in the Loan Syndication and Portfolio Management departments. Mr. Hopley started his finance career at Deutsche Bank in 1989. From 1981 to 1984, Mr. Hopley served as a research associate for the United Nations Industrial Development Organization in Vienna, Austria. Mr. Hopley holds a B.A. from Columbia University and a Masters in International Affairs from Columbia University. Mr. Hopley has been with Prospect Management since August 2004. He is 44 years old.

          Eric K. Klaussmann.  Mr. Klaussmann has over eight years of experience in energy finance, both in North America and internationally. Prior to Prospect, Mr. Klaussmann was with Bayerische Landesbank from March 2004 to August 2004. From December 2002 to February 2004, Mr. Klaussman was a principal at MMC Energy, LLC, a New York and London based energy merchant bank and asset management company, where he originated, evaluated and structured investments in energy assets. From May 1999 to April 2002, Mr. Klaussmann was a member of the Energy and Power Technology investment banking group at CIBC World Markets where he managed a variety of financing transactions in the energy and power technology sectors including private placements, public equity offerings, high yield offerings, and M&A transactions. From 1998 to 1999, Mr. Klaussmann was a member of the Energy Group at TD Securities, where he specialized in the origination, structuring and analysis of energy related project finance transactions. From 1996 to 1998, Mr. Klaussmann was a member of the Project Development team at Energy Transportation Group, where he was responsible analyzing and developing new project finance opportunities in Romania, China and Pakistan. Mr. Klaussmann holds a Masters in Economics from Boston University and Bachelor of Arts cum laude from Boston University. Mr. Klaussmann has been with Prospect Management since September 2004. He is 32 years old.

License Agreement

          We entered into a license agreement with Prospect Management, pursuant to which Prospect Management agrees to grant us a nonexclusive, royalty free license to use the name “Prospect Energy.” Under this agreement, we have a right to use the Prospect Energy name for so long as Prospect Management or one of its affiliates remains our Investment Adviser. Other than with respect to this limited license, we have no legal right to the Prospect Energy name. This license agreement will remain in effect for so long as the Investment Advisory Agreement with our Investment Adviser is in effect.

Determination of Net Asset Value

          The net asset value per share of our outstanding shares of common stock is determined quarterly by dividing the value of total assets minus liabilities by the total number of shares outstanding.

          In calculating the value of our total assets, we value investments for which market quotations are readily available at such market quotations. Debt and equity securities whose market price is not readily available are valued at fair value as determined in good faith by our board of directors. With respect to private equity securities, each investment is valued using a number of valuation metrics, including comparisons of financial ratios of the portfolio companies that issued such private equity securities to peer companies that are public and the discounted cash flow method. The value is then discounted to reflect the illiquid nature of the investment, as well as our minority, non-control position. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we will use the pricing indicated by the external event in reviewing and determining our private equity valuation. Because there is not a readily available market value for most of the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our board under a valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments, and the differences could be material.

          With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

•

Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of our Investment Adviser responsible for the portfolio investment;

•	Preliminary valuation conclusions are then documented and discussed with our senior management;

•	An independent valuation firm engaged by our board of directors reviews these preliminary valuations;

•

The audit committee of our board of directors reviews the preliminary valuation, and our Investment Adviser and, as circumstances require, our independent valuation firm respond and supplement the preliminary valuation to reflect any comments provided by the audit committee; and

•

The board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of our Investment Adviser, independent valuation firm and audit committee.

          The types of factors that we may take into account in fair value pricing our investments include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors.

          Determination of fair values involves subjective judgments and estimates which are susceptible to change. Accordingly, the notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

Dividend Reinvestment Plan

          We have adopted a dividend reinvestment plan that provides for reinvestment of our distributions on behalf of our stockholders, unless a stockholder elects to receive cash as provided below. As a result, if our board of directors authorizes, and we declare, a cash dividend, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of our common stock, rather than receiving the cash dividends.

          No action is required on the part of a registered stockholder to have their cash dividend reinvested in shares of our common stock. A registered stockholder may elect to receive an entire dividend in cash by notifying the plan administrator and our transfer agent and registrar, in writing so that such notice is received by the plan administrator no later than the record date for dividends to stockholders. The plan administrator will set up an account for shares acquired through the plan for each stockholder who has not elected to receive dividends in cash and hold such shares in non-certificated form. Upon request by a stockholder participating in the plan, the plan administrator will, instead of crediting shares to the participant’s account, issue a certificate registered in the participant’s name for the number of whole shares of our common stock and a check for any fractional share. Such request by a stockholder must be received three days prior to the dividend payable date in order for that dividend to be paid in cash. If such request is received less than three days prior to the dividend payable date, then the dividends will be reinvested and shares will be repurchased for the stockholder’s account; however, future dividends will be paid out in cash on all balances. Those stockholders whose shares are held by a broker or other financial intermediary may receive dividends in cash by notifying their broker or other financial intermediary of their election.

          We may use newly issued shares to implement the plan, whether our shares are trading at a premium or at a discount to net asset value. However, we reserve the right to purchase shares in the open market in connection with our implementation of the plan. The number of shares issued to a stockholder is generally determined by dividing the total dollar amount of the dividend payable to such stockholder by the market price per share of our common stock at the close of regular trading on The Nasdaq National Market on the valuation date for such dividend. If we use newly-issued shares to implement the plan, the valuation date will not be earlier than the last day stockholders have the right to elect to receive cash in lieu of shares. Market price per share on that date will be the closing price for such shares on The Nasdaq National Market or, if no sale is reported for such day, at the average of their reported bid and asked prices. The number of shares of our common stock to be outstanding after giving effect to payment of the dividend cannot be established until the value per share at which additional shares will be issued has been determined and elections of our stockholders have been tabulated.

          There are no brokerage charges or other charges to stockholders who participate in the plan. The plan administrator’s fees under the plan will be paid by us. If a participant elects by written notice to the plan administrator to have the plan administrator sell part or all of the shares held by the plan administrator in the participant’s account and remit the proceeds to the participant, the plan administrator is authorized to deduct a $15 transaction fee plus a $0.10 per share brokerage commissions from the proceeds.

          Stockholders who receive dividends in the form of stock are subject to the same federal, state and local tax consequences as are stockholders who elect to receive their dividends in cash. A stockholder’s basis for determining gain or loss upon the sale of stock received in a dividend from us will be equal to the total dollar amount of the dividend payable to the stockholder. Any stock received in a dividend will have a new holding period for tax purposes commencing on the day following the day on which the shares are credited to the U.S. stockholder’s account.

          Participants may terminate their accounts under the plan by notifying the plan administrator via its website at www.amstock.com or by filling out the transaction request form located at the bottom of their statement and sending it to the plan administrator at American Stock Transfer & Trust Company, P.O. Box 922, Wall Street Station, New York, NY 10269-0560 or by calling the plan administrator’s Interactive Voice Response System at 1-888-888-0313.

          The plan may be terminated by us upon notice in writing mailed to each participant at least 30 days prior to any payable date for the payment of any dividend by us. All correspondence concerning the plan should be directed to the plan administrator by mail at American Stock Transfer & Trust Company, 59 Maiden Lane, New York, NY 10007 or by telephone at (718) 921-8200.

          Stockholders who purchased their shares through or hold their shares in the name of a broker or financial institution should consult with a representative of their broker or financial institution with respect to their participation in our dividend reinvestment plan. Such holders of our stock may not be identified as our registered stockholders with the plan administrator and may not automatically have their cash dividend reinvested in shares of our common stock.

Regulation as a Business Development Company

General

          We are a closed-end, non-diversified investment company that has filed an election to be treated as a business development company under the 1940 Act and are treated as a RIC for purposes of Subchapter M of the Code. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities. We generally focus on energy companies and will invest, under normal circumstances, at least 80% of our net assets (including the amount of any borrowings for investment purposes) in these companies. This 80% investment policy is not fundamental and, as a result, we may change this policy without first obtaining your approval. However, we may not change or modify this policy unless we provide you with at least 60 days’ prior notice.

          We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions.  With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act.  Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate and other market fluctuations.  However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investment.  Similarly, in connection with an acquisition, we may acquire rights to require issuers of acquired securities or their affiliates to repurchase them under certain circumstances.  We also do not intend to acquire securities issued by any investment company that exceeds the limits of the 1940 Act.  Under these limits, we generally cannot acquire more than 3% of the voting stock of any business development company, invest more than 5% of the value of our total assets in the securities of any one investment company or invest more than 10% of the value of our total assets in the securities of more than one investment company.  With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses.

Qualifying Assets

          Under the 1940 Act, a business development company may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.

          In addition, a business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in Section 55(a) of the 1940 Act.

Managerial Assistance To Portfolio Companies

          In order to count portfolio securities as qualifying assets for the purpose of the 70% test, the business development company must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the business development company purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the business development company, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

          Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in United States treasury bills, federal agency securities or repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no perce ntage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests under the Code in order to qualify as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

          We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk factors—Risks relating to our business and structure—Regulations governing our operation as a business development company affect our ability to, and the way in which we raise additional capital.”

Code of Ethics

          We and Prospect Management have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. For information on how to obtain a copy of each code of ethics, see “Available Information.”

Investment Concentration

          Our investment objective is to maximize our portfolio’s total return, principally by investing in the debt and/or equity securities of energy-related companies. In this respect, we concentrate in the energy-related sector and invest, under normal circumstances, at least 80% of the value of our net assets (including the amount of any borrowings for investment purposes) in energy-related companies. This 80% policy is not a fundamental policy and therefore may be changed without the approval of our stockholders. However, we may not change or modify this policy unless we provide our stockholders with at least 60 days prior notice, pursuant to Rule 35d-1 of the 1940 Act.

Compliance Policies and Procedures

          We and our Investment Adviser have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws, and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation, and to designate a Chief Compliance Officer to be responsible for administering the policies and procedures. William E. Vastardis serves as Chief Compliance Officer for both Prospect Energy and our Investment Adviser, Prospect Management.

RISK FACTORS

          You should carefully consider the risks described below, together with all of the other information included in this annual report on Form 10-K, with respect to any investment in our common stock. The risks set out below are not the only risks we face. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment.

We may not realize gains or income from our investments.

          We seek to generate both current income and capital appreciation. However, the securities we invest in may not appreciate and, in fact, may decline in value, and the issuers of debt securities we invest in may default on interest and/or principal payments. Accordingly, we may not be able to realize gains from our investments, and any gains that we do realize may not be sufficient to offset any losses we experience.

Our portfolio may continue to be concentrated in a limited number of portfolio companies in the energy industry, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of the securities that we hold or if the energy industry experiences a downturn.

          We have invested, and will continue to invest, the net proceeds of the original offering as well as any future secondary offerings in a limited number of companies. A consequence of this lack of diversification is that the aggregate returns we realize may be significantly adversely affected if a small number of such investments perform poorly or if we need to write down the value of any one investment. Beyond our income tax diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies. We estimate that, once we have invested substantially all of the net proceeds of the original offering, we will have invested in approximately 8 to 12 portfolio companies, depending on the availability of appropriate investment opportunities consistent with our investment objective and market conditions. In addition, we concentrate on making investments in the energy industry and intend to invest, under normal circumstances, at least 80% of the value of our net assets (including the amount of any borrowings for investment purposes) in energy companies. As a result, a downturn in the energy industry could materially adversely affect us.

The energy industry is subject to many risks.

          We concentrate our investments in the energy industry. Our definition of energy, as used in the context of the energy industry, is broad, and different sectors in the energy industry may be subject to variable risks and economic pressures. It will be difficult to anticipate the impact of changing economic and political conditions on our portfolio companies and, consequently, our financial results. The revenues, income (or losses) and valuations of energy companies can fluctuate suddenly and dramatically due to any one or more of the following factors:

•

Commodity Pricing Risk. While we do not invest in companies that accept completely unhedged commodity risk beyond levels that we regard as prudent, energy companies in general are directly affected by energy commodity prices, such as the market prices of crude oil, natural gas and wholesale electricity, especially for those who own the underlying energy commodity. In addition, the volatility of commodity prices can affect other energy companies due to the impact of prices on the volume of commodities transported, processed, stored or distributed and on the cost of fuel for power generation companies. The volatility of commodity prices can also affect energy companies’ ability to access the capital markets in light of market perception that their performance may be directly tied to commodity prices. Historically, energy commodity prices have been cyclical and exhibited significant volatility. Although we require adherence to strict risk controls, including appropriate commodity and other hedges, by each of our portfolio companies, some of our portfolio companies may not engage in hedging transactions to minimize their exposure to commodity price risk. For those companies that engage in such hedging transactions, they remain subject to market risks, including market liquidity and counterparty creditworthiness.

•

Regulatory Risk. The profitability of energy companies could be adversely affected by changes in the regulatory environment. The businesses of energy companies are heavily regulated by federal, state and local governments in diverse manners, such as the way in which energy assets are constructed, maintained and operated and the prices energy companies may charge for their products and services. Such regulation can change over time in scope and intensity. For example, a particular by-product of an energy process may be declared hazardous by a regulatory agency, which can unexpectedly increase production costs. Many state and federal environmental laws provide for civil penalties as well as regulatory remediation, thus adding to the potential liability an energy company may face. The deregulation of energy markets and the unresolved regulatory issues related to some power markets create uncertainty in the regulatory environment as rules and regulations may be adopted on a transitional basis. We cannot assure you that the deregulation of energy markets will continue and if it continues, whether its impact on energy companies’ profitability will be positive.

•

Production Risk. The profitability of energy companies may be materially impacted by the volume of crude oil, natural gas or other energy commodities available for transporting, processing, storing, distributing or power generation. A significant decrease in the production of natural gas, crude oil, coal or other energy commodities, due to the decline of production from existing facilities, import supply disruption, depressed commodity prices, political events, OPEC actions or otherwise, could reduce revenue and operating income or increase operating costs of energy companies and, therefore, their ability to pay debt or dividends. In recent months, changes in OPEC production quotas, the situation in Iraq and the damage caused by Hurricane Katrina have resulted in record high oil prices in the United States. Continued volatility and uncertainty caused by such factors may have materially adverse effects on our operations and results.

•

Demand Risk. A sustained decline in demand for crude oil, natural gas, refined petroleum products and electricity could materially affect revenues and cash flows of energy companies. Factors that could lead to a decrease in market demand include a recession or other adverse economic conditions, an increase in the market price of the underlying commodity, higher taxes or other regulatory actions that increase costs, or a shift in consumer demand for such products.

•

Depletion and Exploration Risk. A portion of any one energy company’s assets may be dedicated to natural gas, crude oil and/or coal reserves and other commodities that naturally deplete over time. Depletion could have a material adverse impact on such company’s ability to maintain its revenue. Further, estimates of energy reserves may not be accurate and, even if accurate, reserves may not be fully utilized at reasonable costs. Exploration of energy resources, especially of oil and gas, is inherently risky and requires large amounts of capital.

•

Weather Risk. Unseasonable extreme weather patterns could result in significant volatility in demand for energy and power. This volatility may create fluctuations in earnings of energy-related companies. For instance, although Hurricane Katrina did not directly affect the production of our oil and gas portfolio companies as none of our portfolio companies have offshore production in the waters around Louisiana, rising commodity prices, in part, based on Hurricane Katrina and, in part, based on other macroeconomic supply and demand factors, have recently tended to benefit upstream-related portfolio companies. However, there is no guarantee that other weather and weather-related events, including Hurricane Rita, may not significantly impact the assets or operations of our portfolio companies.

•

Operational Risk. Energy companies are subject to various operational risks, such as failed drilling or well development, unscheduled outages, underestimated cost projections, unanticipated operation and maintenance expenses, failure to obtain the necessary permits to operate and failure of third-party contractors (for example, energy producers and shippers) to perform their contractual obligations. In addition, energy companies employ a variety of means of increasing cash flow, including increasing utilization of existing facilities, expanding operations through new construction, expanding operations through acquisitions, or securing additional long-term contracts. Thus, some energy companies may be subject to construction risk, acquisition risk or other risk factors arising from their specific business strategies.

•

Competition Risk. The progress in deregulating energy markets has created more competition in the energy industry. This competition is reflected in risks associated with marketing and selling energy in the evolving energy market and a competitor’s development of a lower-cost energy or power source, or of a lower cost means of operations, and other risks arising from competition.

•

Terrorism Risk. Since the September 11th attacks, the U.S. government has issued public warnings indicating that energy assets, specifically those related to pipeline infrastructure, production facilities and transmission and distribution facilities, might be specific targets of terrorist activity. The continued threat of terrorism and related military activity will likely increase volatility for prices of natural gas and oil and could affect the market for products and services of energy companies. In addition, any future terrorist attack or armed conflict in the United States or elsewhere may undermine economic conditions in the United States in general.

•

Financing Risk. Some of our portfolio companies may rely on the capital markets to raise money to pay their existing obligations. Their ability to access the capital markets on attractive terms or at all may be affected by any of the risks associated with energy companies described above, by general economic and market conditions or by other factors. This may in turn affect their ability to satisfy their obligations with us.

          In general, we attempt to mitigate many of these risks with a variety of methods and tools. These methods and tools may include covenants from our portfolio companies that require them to hedge a certain percentage of their production, generally in the range of 60-80%, in an attempt to reduce commodity risk. In addition, our debt orientation and portfolio diversification with respect to geography, wells, and fields, industry sectors and other variables, help to reduce portfolio volatility and manage risk. Our portfolio spans oil production, gas production, coal production, pipelines, processing, and oilfield services, and we expect over time to continue to diversify the portfolio into areas such as power generation, renewables, storage, refining, waste processing, utility services and other sectors. It is impossible, however, to eliminate all risks and we cannot guarantee that our efforts will ultimately be successful in reducing risks to our portfolio.

Many of our portfolio investments will be recorded at fair value as determined in good faith by our board of directors and, as a result, there will be uncertainty as to the value of our portfolio investments.

          A large percentage of our portfolio investments consists of securities of privately held or thinly traded public companies. The fair value of these securities may not be readily determinable. We value these securities quarterly at fair value as determined in good faith by our board of directors based on input from our Investment Adviser, a third party independent valuation firm and our audit committee. We may also be required to value any publicly traded securities at fair value as determined in good faith by our board of directors to the extent necessary to reflect significant events affecting the value of those securities. Our board of directors will utilize the services of an independent valuation firm to aid it in determining the fair value of any securities. The types of factors that may be considered in fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, valuations may fluctuate over short periods of time and may be based on estimates, and the determinations of fair value by our board of directors may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if the determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

Our investments in prospective portfolio companies may be risky and you could lose all or part of your investment.

          We invest in companies in the energy industry, most of which have relatively short or no operating histories. These companies are and will be subject to all of the business risk and uncertainties associated with any new business enterprise, including the risk that these companies may not reach their investment objective and the value of our investment in them may decline substantially or fall to zero.

          In addition, investment in the middle market energy companies that we are targeting involves a number of other significant risks, including:

•

these companies may have limited financial resources and may be unable to meet their obligations under their securities that we hold, which may be accompanied by a deterioration in the value of their equity securities or of any collateral with respect to debt securities and a reduction in the likelihood of us realizing on any guarantees we may have obtained in connection with our investment;

•

they may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•

because many of these companies are privately held companies, public information is generally not available about these companies. As a result, we will depend on the ability of our Investment Adviser to obtain adequate information to evaluate these companies in making investment decisions. If our Investment Adviser is unable to uncover all material information about these companies, it may not make a fully informed investment decision, and we may lose money on our investments;

•

they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•

they may have less predictable operating results, may from time to time be parties to litigation, may be engaged in changing businesses with products subject to a risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and our Investment Adviser could, in the ordinary course of business, be named as defendants in litigation arising from proposed investments or from our investments in the portfolio companies.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

          Our portfolio companies will generally be affected by the conditions and overall strength of the national, regional and local economies, including interest rate fluctuations, changes in the capital markets and changes in the prices of their primary commodities and products.

          These factors also impact the amount of residential, industrial and commercial growth in the energy industry. Additionally, these factors could adversely impact the customer base and customer collections of our portfolio companies.

          As a result, many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans or meet other obligations during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease, during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

          A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, even though we may have structured our interest as senior debt or preferred equity, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt or equity holding and subordinate all or a portion of our claim to those of other creditors.

Our portfolio companies may incur debt or issue equity securities that rank equally with, or senior to, our investments in such companies.

          We invest primarily in mezzanine debt and dividend-paying equity securities issued by our portfolio companies. Our portfolio companies usually have, or may be permitted to incur, other debt, or issue other equity securities, that rank equally with, or senior to, the securities in which we invest. By their terms, such instruments may provide that the holders are entitled to receive payment of dividends, interest or principal on or before the dates on which we are entitled to receive payments in respect of the securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of securities ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying the senior security holders, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of securities ranking equally with securities in which we invest, we would have to share on an equal basis any distributions with other security holders in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company. In addition, we may not be in a position to control any portfolio company in which we invest. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt or preferred equity investors.

Regulations governing our operation as a business development company affect our ability to raise, and the way in which we raise, additional capital.

          We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a business development company, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments or sell additional shares of common stock and, depending on the nature of our leverage, to repay a portion of our indebtedness at a time when such sales may be disadvantageous. In addition, any future issuance of additional shares of our common stock could dilute the percentage ownership of our current stockholders in us.

          As a business development company regulated under provisions of the 1940 Act, we are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of our common stock (1) if our board of directors determines that such sale is in the best interests of us and our stockholders, and (2) our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any sales load).

          In addition, we may in the future seek to securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly owned subsidiary and contribute a pool of loans to such subsidiary. This could include the sale of interests in the subsidiary on a non-recourse basis to purchasers who we would expect to be willing to accept a lower interest rate to invest in investment grade loan pools. We would retain a portion of the equity in the securitized pool of loans. An inability to successfully securitize our loan portfolio could limit our ability to grow our business, fully execute our business strategy, and decrease our earnings, if any. Moreover, the successful securitization of our loan portfolio might expose us to losses because the residual loans in which we do not sell interests will tend to be those that are riskier and more likely to generate losses.

We may not be able to fully realize the value of the collateral securing our debt investments.

          Although a substantial amount of our debt investments are protected by holding security interests in the assets of the portfolio companies, we may not be able to fully realize the value of the collateral securing our investments due to one or more of the following factors:

•

since our debt investments are primarily made in the form of mezzanine loans, our liens on the collateral, if any, are subordinated to those of the senior secured debt of the portfolio companies, if any. As a result, we may not be able to control remedies with respect to the collateral;

•

the collateral may not be valuable enough to satisfy all of the obligations under our secured loan, particularly after giving effect to the repayment of secured debt of the portfolio company that ranks senior to our loan;

•	bankruptcy laws may limit our ability to realize value from the collateral and may delay the realization process;

•	our rights in the collateral may be adversely affected by the failure to perfect security interests in the collateral;

•	how effectively the collateral would be liquidated and the value received could be impaired or impeded by the need to obtain regulatory and contractual consents; and

•

by its nature, some or all of the collateral may be illiquid and may have no readily ascertainable market value. The liquidity and value of the collateral could be impaired as a result of changing economic conditions, competition, and other factors, including the availability of suitable buyers.

We are dependent upon Prospect Management’s key management personnel for our future success.

          We depend on the diligence, skill and network of business contacts of the senior management of Prospect Management. We also depend, to a significant extent, on our Investment Adviser’s access to the investment professionals and the information and deal flow generated by these investment professionals in the course of their investment and portfolio management activities. For a description of the senior management team, see “Investment Adviser.” The senior management team evaluates, negotiates, structures, closes, monitors and services our investments. Our future success depends to a significant extent on the continued service of our Investment Advisor senior management team, particularly John F. Barry III and M. Grier Eliasek. The departure of any of the senior managers of Prospect Management could have a material adverse effect on our ability to achieve our investment objective. In addition, we can offer no assurance that Prospect Management will remain our investment adviser or that we will continue to have access to its investment professionals or its information and deal flow.

Potential conflicts of interest could impact our investment returns.

          Our executive officers and directors, and the executive officers of our investment adviser, Prospect Capital Management, may serve as officers, directors or principals of entities that operate in the same or related lines of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. It is possible that new investment opportunities that meet our investment objective may come to the attention of one these entities in connection with another investment advisory client or program, and, if so, such opportunity might not be offered, or otherwise made available, to us. However, as an investment adviser, Prospect Capital Management has a fiduciary obligation to act in the best interests of its clients, including us. To that end, if Prospect Capital Management or its affiliates manage any additional investment vehicles or client accounts in the future, Prospect Capital Management will endeavor to allocate investment opportunities in a fair and equitable manner over time so as not to discriminate unfairly against any client. If Prospect Capital Management chooses to establish another investment fund in the future, when the investment professionals of Prospect Capital Management identify an investment, they will have to choose which investment fund should make the investment.

          In the course of our investing activities, under the investment advisory agreement we will pay base management and incentive fees to Prospect Capital Management, and will reimburse Prospect Capital Management for certain expenses it incurs. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. As a result of this investment advisory agreement, there may be times when the management team of Prospect Capital Management has interests that differ from those of our stockholders, giving rise to a conflict.

          Prospect Capital Management will receive a quarterly income incentive fee based, in part, on our pre-incentive fee net investment income, if any, for the immediately preceding calendar quarter. This income incentive fee is subject to a quarterly hurdle rate before providing an income incentive fee return to the investment adviser. To the extent we or Prospect Capital Management are able to exert influence over our portfolio companies, the income incentive fee may provide Prospect Capital Management with an incentive to induce our portfolio companies to accelerate or defer interest or other obligations owed to us from one calendar quarter to another. If our investment adviser terminates its voluntary agreement to have the income incentive fee be subject to a fluctuating hurdle rate, the hurdle rate would be fixed. This fixed hurdle rate has been based in relation to current interest rates, which are currently relatively low on a historical basis. Thus, if interest rates rise, it would become easier for our investment income to exceed the hurdle rate and, as a result, more likely that our investment adviser will receive an income incentive fee than if interest rates on our investments remained constant or decreased. Subject to the receipt of any requisite shareholder approval under the 1940 Act, our board of directors may readjust the hurdle rate by amending the investment advisory agreement.

          The income incentive fee payable by Prospect Energy will be computed and paid on income that may include interest that has been accrued but not yet received in cash. If a portfolio company defaults on a loan that has a deferred interest feature, it is possible that interest accrued under such loan that has previously been included in the calculation of the income incentive fee will become uncollectible. If this happens, our investment adviser will not be required to reimburse us for any such income incentive fee payments. If we do not have sufficient liquid assets to pay this incentive fee or distributions to stockholders on such accrued income, we may be required to liquidate assets in order to do so. This fee structure could give rise to a conflict of interest for our investment adviser to the extent that it may encourage the investment adviser to favor debt financings that provide for deferred interest, rather than current cash payments of interest.

          We will enter into a royalty-free license agreement with Prospect Capital Management. Under this agreement, Prospect Capital Management will agree to grant us a non-exclusive license to use the name “Prospect Energy.” Under the license agreement, we will have the right to use the “Prospect Energy” name for so long as Prospect Capital Management or one of its affiliates remains our investment adviser. In addition, we will rent office space from Prospect Administration, an affiliate of Prospect Capital Management, and pay Prospect Administration our allocable portion of overhead and other expenses incurred by Prospect Administration in performing its obligations under the administration agreement, including rent and our allocable portion of the costs of our chief financial officer and chief compliance officer and their respective staffs. This may create conflicts of interest that our board of directors must monitor.

Our incentive fee could induce Prospect Management to make speculative investments.

          The incentive fee payable by us to Prospect Management may create an incentive for our Investment Adviser to make investments on our behalf that are more speculative or involve more risk than would be the case in the absence of such compensation arrangement. The way in which this incentive fee payable is determined (calculated as a percentage of the return on invested capital) may encourage the Investment Adviser to use leverage to increase the return on our investments. The use of leverage would increase the likelihood of default, which would disfavor holders of our common stock. Similarly, because the Investment Adviser will receive an incentive fee based, in part, upon net capital gains realized on our investments, the Investment Adviser may invest more than would otherwise be appropriate in companies whose securities are likely to yield capital gains, as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

          The incentive fee payable by us to Prospect Management also could create an incentive for our Investment Adviser to invest on our behalf in instruments, such as zero coupon bonds, that have a deferred interest feature. Under these investments, we would accrue interest income over the life of the investment but would not receive payments in cash on the investment until the end of the term. Our net investment income used to calculate the income incentive fee, however, includes accrued interest. For example, accrued interest, if any, on our investments in zero coupon bonds will be included in the calculation of our incentive fee, even though we will not receive any cash interest payments in respect of payment on the bond until its maturity date. Thus, a portion of this incentive fee would be based on income that we have not yet received in cash.

We are a relatively new company.

          We were incorporated in April 2004 and recently completed our first year of investment operations. We are subject to all of the business risks and uncertainties associated with many new business enterprises, including the risk that we will not achieve our investment objective and that the value of an investment in us could decline substantially or fall to zero. We anticipate that it may take us up to 15 months from the date of our IPO to invest substantially all of the net proceeds of the initial public offering. During this period, we will invest in temporary investments, such as short term securities, cash and cash equivalents. We expect such investments may earn yields substantially lower than the interest income that we anticipate receiving in respect of investments in subordinated debt and dividend-paying equity investments. As a result, we may pay dividends during this period that may be substantially lower than the dividends that we expect to pay when our portfolio is fully invested. If, at any point, we do not realize yields in excess of our expenses, we may incur operating losses. The market price of our shares may decline for this or other reasons.

If we fail to maintain our qualification as a regulated investment company, we will have to pay corporate-level taxes on our income and our income available for distribution would be reduced.

          To maintain our qualification as a RIC, under the Internal Revenue Code of 1986, or the “Code,” and obtain RIC tax treatment, we must continue to meet certain income source, asset diversification and annual distribution requirements. The annual distribution requirement for a RIC is satisfied if we distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders on an annual basis. Because we may use debt financing in the future, we may be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants that could, under certain circumstances, restrict us from making distributions necessary to qualify for RIC tax treatment. If we are unable to obtain cash from other sources, we may fail to qualify for RIC tax treatment and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also continue to meet certain asset diversification requirements as of each day and at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments are in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and remain or become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the actual amount of our distributions. Such a failure is likely to have a material adverse effect on us and our shares.

Our investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments.

          Our investment strategy contemplates potential investments in securities of foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

          Although currently all of our investments are, and we expect that most of our investments will be U.S. dollar-denominated, our investments that are denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments.

          We may employ hedging techniques to minimize these risks, but we can offer no assurance that such strategies will be effective. If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transaction may also limit the opportunity for gain if the values of the portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

          The success of our hedging transactions will depend on our ability to correctly predict movements, currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. The degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies.

There is a risk that you may not receive dividends or that our dividends may not grow over time.

          We have made and intend to continue to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a business development company, we may be limited in our ability to make distributions. See “Dividends.”

Provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

          The Maryland General Corporation Law and our charter and bylaws contain provisions that may have the effect of discouraging, delaying or making more difficult a change in control and preventing the removal of incumbent directors. We are covered by the Maryland Business Combination Act (the “Business Combination Act”) to the extent such statute is not superseded by applicable requirements of the 1940 Act. However, our board of directors has adopted a resolution exempting any business combination between us and any other person from the Business Combination Act, subject to prior approval of such business combination by our board, including a majority of our directors who are not interested persons as defined in the 1940 Act. In addition, the Maryland Control Share Acquisition Act (the “Control Share Act”) provides that control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter. Our bylaws contain a provision exempting from the Control Share Act any and all acquisitions by any person of our shares of stock. If the applicable board resolution is repealed or our board does not otherwise approve a business combination, the Business Combination Act and the Control Share Act (if we amend our bylaws to be subject to that Act) may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

          Additionally, under our charter, our board of directors is divided into three classes serving staggered terms; our board of directors may, without stockholder action, authorize the issuance of shares of stock in one or more classes or series, including preferred stock; and our board of directors may, without stockholder action, amend our charter to increase the number of shares of stock of any class or series that we have authority to issue. The existence of these provisions, among others, may have a negative impact on the price of our common stock and may discourage third party bids for ownership of our company. These provisions may prevent any premiums being offered to you for shares of our common stock.

Investing in our shares may involve a high degree of risk.

          The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be speculative and aggressive, and therefore, an investment in our shares may not be suitable for someone with low risk tolerance.

The market price of our common stock may fluctuate significantly.

          The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•

significant volatility in the market price and trading volume of securities of business development companies or other companies in the energy industry, which are not necessarily related to the operating performance of these companies;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or business development companies;

•	loss of RIC status;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	departure of one or more of Prospect Management’s key personnel;

•	operating performance of companies comparable to us;

•	changes in prevailing interest rates;

•	litigation matters;

•	general economic trends and other external factors; and

•	loss of a major funding source.

We are Exposed to Interest Rate Risk.

          We are subject to financial market risks, including changes in interest rates. Some of the loans in our portfolio have floating rates. To date, a significant, but declining, percentage of our assets have been and are invested in short-term U.S. Treasury bills and comparable instruments. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the twelve months ended June 30, 2005, we did not engage directly in hedging activities.

Item 2.	Properties

          We do not own any real estate or other physical properties materially important to our operation.  Our offices are located at 10 East 40th Street, New York, New York 10016, where we occupy our office space pursuant to our Administration Agreement with Prospect Administration. Our office facilities, which are shared with our Investment Adviser and Administrator, consist of approximately three thousand square feet and include nine rooms that are used for offices and conference facilities. We believe that our office facilities, which also include the use of ten computers and two computer servers, are suitable and adequate for our business.

Item 3.	Legal Proceedings

          The Company is a defendant in two legal actions arising out of its activities. While predicting the outcome of litigation is inherently very difficult, and the ultimate resolution, range of possible loss and possible impact on operating results cannot be reliably estimated, management believes, based upon its understanding of the facts and the advice of legal counsel, that it has meritorious defenses for both actions. We intend to defend both of these actions vigorously, and believe that resolution of these actions will not have a materially adverse effect on the Company’s financial position.

          On December 6, 2004, Dallas Gas Partners, LP (“DGP”) served Prospect Energy with a Complaint filed November 30, 2004 in the United States District for the Southern District of Texas, Galveston Division. DGP alleges that DGP was defrauded and that Prospect Energy breached its fiduciary duty to DGP and tortiously interfered with DGP’s contract to purchase Gas Solutions, Ltd. (a subsidiary of our portfolio company, Gas Solutions Holdings, Inc.) in connection with Prospect Energy’s alleged agreement in September, 2004 to loan DGP funds with which DGP intended to buy Gas Solutions, Ltd. for approximately $26 million. The Complaint seeks relief not limited to $100 million. On August 9, 2005, we filed our Motion for Summary Judgment requesting dismissal of the DGP suit in its entirety based on a written agreement dated September 23, 2004 that Prospect and the partners of DGP negotiated under which Prospect paid $2.5 million and reimbursed all of DGP’s expenses totaling over $1.5 million in return for an assignment of DGP’s contract to purchase Gas Solutions, Ltd., and the parties exchanging mutual releases. We believe that the DGP Complaint is frivolous and without merit, and intend to defend the matter vigorously. More information on this matter is available from the Federal Court System’s website, public access to Court electronic records, located at https:\\ecf.txsd.uscourts.gov\cgi-bin\login.pl.

          On April 7, 2005 a former officer of the Company filed a complaint with the Occupational Safety and Health Administration of the Department of Labor (“OSHA”) alleging discrimination, retaliation, infliction of emotional distress and other claims. This officer seeks economic reinstatement and other relief. The Company does not believe that these claims, even if ultimately resolved against the Company, would be material. The Company believes the complaint is without merit and intends to defend itself vigorously. On September 15, 2005, OSHA issued findings, including an order dismissing the complaint. The complainant may file written objections to the order and request a hearing before an Administrative Law Judge.

          As previously disclosed in our quarterly report on Form 10-Q filed on November 12, 2004, we were named as a defendant in Karen O. Donnelly, Attorney at Law, v. Prospect Street, et al. and Charles M. Costenbader, filed August 4, 2004 in the 164th Judicial District Court of Harris County, Texas.  The Court dismissed this complaint with prejudice on September 9, 2005.

          We are not aware of any other material pending legal proceeding, and no such material proceedings are known to be contemplated, to which we are a party or of which any of our property is subject.

Item 4.	Submission of Matters to a Vote of Security Holders

          No matter was submitted during the fourth quarter of the 2005 fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          Our common stock is traded on the Nasdaq National Market under the symbol “PSEC.” We completed our initial public offering of common stock on July 27, 2004 at a price of $15.00 per share.  Prior to such date there was no public market for our common stock.

          The following table sets forth, for the periods indicated, our net asset value per share of common stock and the high and low sales prices per share of our common stock as reported on the Nasdaq National Market.

		Range of Sale Prices

Year ended June 30, 2005	Net Asset Value per Share (1)	High	Low

First quarter	$13.67	$15.75	$14.35
Second quarter	$13.74	$15.29	$11.55
Third quarter	$13.74	$13.99	$10.56
Fourth quarter	$14.59	$13.58	$12.60

(1)

Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high or low sales price. The net asset values shown are based on outstanding shares at the end of each period.

          On July 29, 2005, the last reported sales price of our common stock was $12.57 per share. As of July 29, 2005, we had 4,071 stockholders of record.

Dividends

          Since our initial public offering, we have distributed more than 97.15% of our taxable income to our stockholders. For the full fiscal year 2005, we declared total dividends of approximately $2.7 million.

          Our current intention is to continue distributing our ordinary income and our short-term capital gains, if any, on an annual basis to our stockholders, in accordance with our election to be treated, and intention to qualify annually, as a regulated investment company under Subchapter M of the Code. We may also choose to distribute some or all of our net realized long-term capital gains. There can be no assurance as to the timing or amounts of these distributions.

          The following table reflects the dividends per share that we have declared on our common stock to date:

Date Declared	Record Date	Payment Date	Per Share	Amount

11/11/2004	12/10/2004	12/30/2004	$0.100	$705,510
2/9/2005	3/11/2005	3/30/2005	$0.125	881,888
4/21/2005	6/10/2005	6/30/2005	$0.150	1,058,265

Total Declared				$2,645,663

          We maintain an “opt out” dividend reinvestment and cash purchase plan for our registered stockholders. Under the plan, if shares of our common stock are registered in your name, dividends will be automatically reinvested in additional shares of common stock unless you “opt out” of the plan. Stockholders are advised to consult with their brokers or financial institutions, as appropriate, with respect to the administration of their dividends and related instructions.

          Assuming that we maintain our status as a regulated investment company under Subchapter M of the Code, we intend to make distributions to our stockholders on a quarterly basis of substantially all of our net operating income. We may also make distributions of net realized capital gains, as appropriate.

          Tax characteristics of all dividends will be reported to stockholders, as appropriate, on Form 1099-DIV after the end of the year. The board of directors of Prospect Energy presently intends to declare and pay quarterly dividends on the common stock. Prospect Energy’s ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

          We have not engaged in any sales of unregistered securities during the fiscal year ended June 30, 2005. We have made no common stock repurchases since our inception. We have not authorized equity securities for issuance under an equity compensation plan.

Item 6.	Selected Financial Data

The following selected financial data is derived from our financial statements which have been audited by BDO Seidman LLP, our independent registered public accounting firm.  The financial data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included below in this report.

(all figures in thousands except per share and other data)

	Year Ended June 30, 2005	For the period April 13, 2004 (inception) through June 30, 2004

Total investment income	$8,093	—
Total expenses	(5,682)	(100)
Net investment income (loss)	2,411	(100)
Net increase (decrease) in stockholders’ equity resulting from operations	8,751	(100)
Per Share Data (1):
Net increase (decrease)in stockholders’ equity resulting from operations (basic and diluted)	1.24	N/A
Distributions declared per share	(0.38)	—
Balance Sheet Data:
Total assets	103,909	1
Total liabilities	942	100
Total stockholders’ equity	102,967	(99)
Other Data:
Number of portfolio companies at period end	6	—

(1)

A per share analysis as of June 30, 2004 is considered not applicable as the initial offering of common stock had not occurred at this point.  However, a per share analysis as of June 30, 2005 is based on 7,055,100 shares outstanding

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

          This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Prospect Energy Corporation to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, expenses, earnings or losses from operations or investments, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include risks that are described in “Business—Factors That May Affect Future Results” and elsewhere in this annual report and that are otherwise described from time to time in our Securities and Exchange Commission, or the “SEC”, reports filed after this report.

          The forward-looking statements included in this annual report represent our estimates as of the date of this annual report. We specifically disclaim any obligation to update these forward-looking statements in the future. Some of the statements in this annual report constitute forward-looking statements, which relate to future events or our future performance or financial condition. Such forward-looking statements contained in this annual report involve risks and uncertainties.

          We use words such as “anticipates,” “believes,” “expects,” “future,” “intends” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in “Risk factors” and elsewhere in this annual report. We caution you that forward-looking statements of this type are subject to uncertainties and risks, many of which cannot be predicted or quantified.

          The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-K.

Overview

          We completed our initial public offering on July 30, 2004, and therefore have no prior periods with which to compare operating results for the twelve-months ended June 30, 2005. As of June 30, 2005, we continue to pursue our investment strategy and 53.5% of our net assets are invested in energy companies, with the remainder invested in U.S. government and money market securities.

          We invest in companies in the energy industry, most of which have relatively short or no operating histories. These companies are and will be subject to all of the business risk and uncertainties associated with any new business enterprise, including the risk that these companies may not reach their investment objective and the value of our investment in them may decline substantially or fall to zero.

          As of June 30, 2005 our portfolio generated an annualized current yield of 21.3% across all our long-term debt and equity investments.  This yield includes interest from all of our long-term investments as well as dividends from Gas Solutions Holdings, Inc. (“GSHI”) and Unity Virginia Holdings. We expect this number to decline over time as we become fully invested. Monetization of, or dividends from, other equity positions that we hold is not included in this yield estimate.  In each of our portfolio companies, we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute significantly to our investment returns.  Many of these equity positions include features such as contractual minimum internal rate of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.

          Unlike a traditional mezzanine portfolio that may be characterized by deep subordination, minimal or no collateral, long-term maturities, no amortization and limited covenants, our portfolio consists of first and second mortgages and liens, hard asset collateral, two to five year average durations, amortizing positions and strong covenants.  Our collateral consists of assets such as receivables, inventory, natural gas reserves, crude oil reserves, coal reserves, pipelines, processing plants, oilfield equipment, rolling stock and other hard assets.

Results of Operations

Investment Activity

          We completed our first fiscal year and fourth quarter, which was our third full quarter since completion of our initial public offering on July 30, 2004, with approximately 36.2% of our net assets invested in obligations of the United States Treasury; 53.5% or about $55.0 million in six long-term portfolio investments; and 1.5% in a money market fund. The remaining 8.8% was comprised of 9.3% in the segregated account described below and (0.5%) in liabilities in excess of other assets.

Long-term Portfolio Investments

          During the quarter ended June 30, 2005, we completed three new investments totaling approximately $17.8 million in Stryker Energy II, LLC (“Stryker”), Whymore Coal Company (“Whymore”), and Miller Petroleum, Inc. (“Miller”).

          On April 11, 2005, we provided $9.7 million in financing to Stryker. The Stryker financing is comprised of two facilities: $8.3 million in senior secured debt and $1.4 million of preferred equity. Stryker is a gas production company based in Cleveland, Ohio. Stryker focuses on high-grade, low-risk development drilling and production in the Appalachian Basin. Gas from the Appalachian Basin typically sells at a premium to gas produced on the U.S. Gulf coast because of its proximity to the heating and power generation markets in the northeastern United States. Stryker already has drilled and completed more than 47 wells, with a multi-year inventory of development locations which we expect to lead to additional collateral and growth in the future. On, September 15, 2005, we provided an additional $5.0 million of senior secured debt financing to Stryker.

          On April 14, 2005, we provided $4.9 million in senior secured debt financing to Whymore Coal Company (“Whymore”). Whymore is a coal production company based in London, Kentucky, and a member of Kentucky’s Small Operator Assistance Program, which provides benefits to operators with good reclamation histories. Whymore owns more than 1.5 million tons of estimated proven surface coal reserves across 500 acres in the River Gem, DeWitt, Hubbs Creek, and Hooker Branch mining areas of southern Kentucky in Knox and Whitley Counties. Whymore also has rights to mine on an additional 5,000 acres. Much of the reserve base is already permitted. Our investment is secured by equipment and mineral assets, and has attached preferred equity participation rights. Whymore is producing coal from two separate coal seams, the River Gem and DeWitt, and has contractually arranged to sell all its current coal for fixed prices through the first two years of production after our initial funding in April 2005. On August 10, 2005, we provided an additional $625,000 of senior secured debt financing to Whymore for which we also received additional equity in this company.  On September 22, 2005, we further provided an additional $300,000 of senior secured debt financing to Whymore for which we further received additional equity in this company.

          On May 9, 2005, we provided $3.2 million in senior secured debt financing to Miller. Miller is an oil and gas production company based in Huntsville, Tennessee with 43,000 gross acres under lease in the heart of Tennessee’s Appalachian Basin. Since 1967, Miller has built a track record spanning 35 years in this basin’s oil and gas industry. Miller’s production and acreage position consists of the Jellico, Lindsay, Koppers North, Koppers South and Harriman fields. Miller currently has more than 40 producing wells. We made this investment together with an investment of $1.0 million by Petro Capital Advisors, LLC (“Petro Capital”) of Dallas, Texas. The funding was utilized to repay existing debt and to fund additional development drilling. We and Petro Capital received warrants in Miller as part of our respective investments.

          Our investment in GSHI is comprised of $18.4 million in subordinated secured debt and 100% of the common equity shares ($5.3 million). GSHI owns and operates a major gas gathering system in the East Texas field in Gregg, Upshur and Rusk Counties Texas, as well as a smaller system in Smith County Texas, both of which support two processing facilities, the Longview Plant and the Chapel Hill Plant. The East Texas field has been producing oil and gas continuously since 1931 and is believed to be one of the largest oil reservoirs in North America. With approximately 1,000 miles of pipeline, GSHI owns and operates the only gathering system in the Chapel Hill area.

          GSHI completed construction and started operation of the 22.5 mile Exxon Hawkins NGL Pipeline connecting the Exxon Hawkins gas plant to GSHI on June 6, 2005. Deliveries for the month of June averaged 875 barrels per day and are expected to exceed 1,000 barrels per day by the end of 2005. The Agreement with Exxon Gas & Power Marketing Company (“Exxon”) is effective as of June 30, 2004 and has a term of seven years with an annual renewal provision thereafter. Under the agreement, Exxon is to deliver a specified minimum number of barrels of natural gas liquids in the first five years and to pay a transportation, treating and fractionation fee which includes a capital recovery component. After five years or delivery of the specified minimum number of barrels, the fee decreases to a base transportation, treating and fractionation rate for the remainder of the contract term.

          The Company has provided a limited indemnity to Citibank Texas, N.A. related to Citibank’s term loan to GSHI. The limited indemnity requires us to indemnify Citibank for up to $12.0 million if it realizes losses on the term loan. This limited indemnity is backed by segregated funds in Prospect Energy’s account valued at $9.6 million. During the quarter ended June 30, 2005, $3.3 million of previously segregated funds were released to the Company. This reduction reflects 6 quarterly payments by GSHI to Citibank Texas, N.A. These funds are released upon the earlier of final legal resolution of such claims, should any be made, or 91 days after the loan with Citibank Texas, N.A. is refinanced or otherwise repaid.

         On December 6, 2004, Dallas Gas Partners, LP (“DGP”) served Prospect Energy with a Complaint filed November 30, 2004 in the United States District for the Southern District of Texas, Galveston Division. DGP alleges that DGP was defrauded and that Prospect Energy breached its fiduciary duty to DGP and tortuously interfered with DGP’s contract to purchase Gas Solutions, Ltd. (a subsidiary of our portfolio company, GSHI) in connection with Prospect Energy’s alleged agreement in September, 2004 to loan DGP funds with which DGP intended to buy Gas Solutions, Ltd. for approximately $26 million. The Complaint seeks relief not limited to $100 million (Note 7). We believe that the DGP complaint is frivolous and without merit, and intend to defend the matter vigorously. However, as with any litigation, the outcome is uncertain and a judgment against Prospect Energy could significantly impair the value of the investment in Gas Solutions Holdings, Inc.

          GSHI has indemnified Prospect Energy against any legal action arising from its investment in Gas Solutions, LP.  Prospect Energy has incurred approximately $0.760 million in fees associated with this legal action through June 30, 2005.  GSHI has reimbursed Prospect Energy $0.559 million as of June 30, 2005.  Prospect Energy has a receivable from GSHI of approximately $0.201 million as of June 30, 2005. The $0.760 million reimbursement is reflected as Dividend income, Gas Solutions Holdings, Inc. on the accompanying statement of operations for the year ended June 30, 2005.

          Our investment in Unity Virginia Holdings LLC (“UVH”) is comprised of two facilities: $3.3 million in secured subordinated debt and $0.585 million in redeemable preferred stock. UVH is a coal mining company located near Norton, Virginia. UVH is owned by the principals of Unity Platform LLC (“Unity”), a Dallas-based coal management and private investment firm with interests in operating U.S. coal mines. Capital from the transaction was utilized to support UVH’s acquisition and development of certain assets of Appalachian Resources, Inc. (“ARI”), including 6,800 acres of mineral reserves which contain 11 million estimated tons of coal, as well as a coal preparation plant and load-out facility on the Norfolk & Southern Railway.

          UVH continues to actively pursue its business plan and has made satisfactory progress since our investment was made, including the opening of a new surface mine, identifying additional reserves, and beginning the development of its first underground mine. The preparation plant and material handling facilities are now fully operational and coal is being processed and shipped. Saleable quantities of metallurgical coal began being mined and marketed during May. If demand and pricing for coal remain at or near current levels in both the domestic and export markets, we believe that UVH can attain strong operating margins in these operations.

          We invested $4.0 million as senior secured debt financing to Natural Gas Systems, Inc. (OTC BB: NGSY) (“NGS”), an oil and gas production company based in Houston, Texas with operations in Louisiana. In conjunction with our loan, we received a total of 600,000 non-revocable warrants and 400,000 revocable warrants with an exercise price of $0.75 cents per share. NGS acquires and develops oil and gas fields, applying both conventional and specialized technology to accelerate production and develop incremental reserves in those fields.  The company currently maintains a 100% working interest in the Delhi and Tullos Urania fields in central and northern Louisiana.

          We classify our investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual owns more than 25% or more of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through ownership of 5% or more of the outstanding voting securities of another person.

          We neither control nor are we affiliated with either Unity Virginia holdings, LLC, Stryker Energy II, LLC, Whymore Coal Company, Natural Gas Systems, Inc., or Miller Petroleum, Inc. The Company owns 100% of the outstanding common equity shares of GSHI and, therefore, has a controlling interest.

          We currently have a number of transactions in our pipeline. Our Investment Adviser continues to conduct due diligence and finalize terms regarding further transactions. However, we can offer no assurance as to when or if any of these transactions will close.

Investment Income

          We generate revenue in the form of interest income on the debt securities that we own, dividend income on any common or preferred stock that we own, and capital gains or losses on any debt or equity securities that we acquire in portfolio companies and subsequently sell. Our investments, if in the form of debt securities, will typically have a term of one to ten years and bear interest at a fixed or floating rate. To the extent achievable, we will seek to collateralize our investments by obtaining security interests in our portfolio companies’ assets. We also may acquire minority or majority equity interests in our portfolio companies, which may pay cash or in-kind dividends on a recurring or otherwise negotiated basis. In addition, we may generate revenue in other forms including commitment, origination, structuring or due diligence fees; fees for providing managerial assistance; and possibly consultation fees. Any such fees generated in connection with our investments are recognized as earned.

          Investment income, which consists of interest income and dividend income, was $8.1 million and $0 for the twelve months ended June 30, 2005 and for the period from April 13, 2004 (inception) through June 30, 2004, respectively. Interest income increased by 30.5% quarter-over-quarter as a result of interest received from 3 additional portfolio investments in Stryker Energy II, Miller Petroleum, and Whymore Coal made during the quarter and described earlier. The remaining investment income during the twelve months ended June 30, 2005 was generated primarily from investments in short-term United States Treasury bills and cash equivalents.

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

          Operating expenses were $5.7 million and $0.1 million for the twelve months ended June 30, 2005 and for the period from April 13, 2004 (inception) through June 30, 2004, respectively. These expenses consisted of investment advisory and administrative services fees, professional fees, insurance expenses, directors’ fees and other general and administrative expenses. The base investment advisory fees were $1.8 million and $0 for the twelve months ended June 30, 2005 and for the period from April 13, 2004 (inception) through June 30, 2004, respectively. No incentive fee has yet been incurred pursuant to the Investment Advisory Agreement. Legal and professional fees were higher during the twelve months ended June 30, 2005 than we would expect in future periods due to the occurrence of certain items and their associated costs which we would not expect to occur at this level in the future. These items include consultation and preparation of initial corporate documents and compliance and procedural manuals, costs associated with an internal investigation, tax compliance consultation and analysis, Sarbanes-Oxley Act of 2002 related matters, and litigation-related costs.

Net Investment Income, Net Unrealized Appreciation and Net Increase in Stockholders’ Equity Resulting from Operations

          Prospect Energy’s net investment income (loss) was $2.4 million and ($0.1) million for the twelve months ended June 30, 2005 and for the period from April 13, 2004 (inception) through June 30, 2004, respectively. Net investment income represents the difference between investment income and operating expenses and is directly impacted by the items described above. Net unrealized appreciation was $6.3 million and $0 during the twelve months ended June 30, 2005 and for the period from April 13, 2004 (inception) through June 30, 2004, respectively, primarily as a result of the increase in fair value of our investment in GSHI. This increase in fair value reflects the general increase in energy prices and the impact on our portfolio companies. Net increase in stockholders’ equity resulting from operations represents the sum of the returns generated from net investment income, realized gains (losses) and from unrealized appreciation (depreciation).

Financial Condition, Liquidity and Capital Resources

          We generated $97.0 million in cash from the net proceeds of our initial offering. We also generated $2.8 million in net investment income (investment income less operating expenses).  We declared and paid $2.7 million in quarterly dividends. In the future, we may also fund a portion of our investments through borrowings from banks, issuances of senior securities or secondary offerings. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

           At June 30, 2005, we had $9.6 million in cash held in a segregated account in conjunction with a limited indemnity issued to Citibank Texas, N.A. (formerly First American Bank, SSB).  The limited indemnity with Citibank requires us to indemnify Citibank for up to $12.0 million if it realizes with respect to realized losses on its term loan resulting only from potential legal claims that might or could be asserted by certain third parties. During the quarter ended June 30, 2005, $3.3 million of previously segregated funds were released to the Company. This reduction reflects 6 quarterly payments by GSHI to Citibank Texas, N.A. These funds are to be released after the earlier of final legal resolution of such claims, should any be made, or 91 days after the Citibank loan is refinanced or otherwise repaid.

          Our investment pace is difficult to estimate and has tended to occur in batches, with both the number of deals each month and the size of such deals having a wide range of possible outcomes. Preliminary investment terms might be outlined with counterparties in a potential transaction, but such potential transaction might not be consummated for due diligence or other factors, as has been the case from time to time in the past. We continue to target investing $3.0 million to $10.0 million on average per month, in line with our historical activity. We are pleased with the quantity and quality of our potential transaction flow, which has continued to build over the year since our initial public offering.

Regulated Investment Company Status

          We elected an August 31st fiscal year end for income tax reporting purposes, commencing with the initial taxable year ended August 31, 2004. Our fiscal year-end for financial reporting purposes will remain June 30th. The Company has qualified and elected to be subject to taxation as a regulated investment company under Subchapter M of the Code for the taxable year ended August 31, 2004. As long as the Company continues to qualify as a regulated investment company, the Company will not be subject to tax on its investment company taxable income or its net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, as dividends to our stockholders on a timely basis. Certain investments in the partnerships, limited liability companies, joint ventures and other “pass through” entities common in the energy industry can create enhanced risks of failing to comply with the requirements applicable to regulated investment companies under the Code. Dividends and distributions declared and paid to stockholders may differ from net income for financial reporting and taxable fiscal years due to the timing of recognition of income and expenses, realization of gains and losses, occurrence of a return of capital, and/or net realized appreciation or depreciation in investments, which may not be included in taxable income.

          To remain in compliance with Subchapter M of the Code with respect to the Company’s taxable year, the Company is generally required to maintain its status as a business development company in accordance with the 1940 Act, derive at least 90% of its gross income from dividends, interest, gains from the sales of securities and other specified types of income required under Subchapter M of the Code, satisfy certain asset diversification requirements as defined in Subchapter M of the Code, and distribute to stockholders at least 90% of the Company’s investment company taxable income as defined in Subchapter M of the Code. However, we offer no assurance that we will continue to qualify for such treatment in future taxable years. If we fail to qualify as a regulated investment company, we would be subject to corporate-level taxes on our taxable income, whether or not such taxable income is distributed to our stockholders. The imposition of corporate-level taxes on us would substantially reduce the amount of income available for distribution to our stockholders. Even if we qualify as a regulated investment company for any taxable year in question, we would be subject to corporate-level income tax on any income not distributed to our stockholders. Moreover, we would be subject to a 4%, entity-level excise tax, for any calendar year in which we do not distribute an amount equal to or exceeding the sum of 98% of our calendar year ordinary income and 98% of our capital gain net income for the one-year period ended October 31st, computed in accordance with Section 4982 of the Code.

Critical Accounting Policies

          The preparation of financial statements in conformity with generally accepted accounting principles in the United States or, “GAAP,” requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ.

          The following are significant accounting policies consistently applied by Prospect Energy:

          We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements. So we consider these to be our critical accounting policies and they are consistently applied by us:

•	Investments:

a)	Security transactions are recorded on a trade-date basis.

b)	Valuation:

(1) Investments for which market quotations are readily available are valued at such market quotations.

(2)

Short-term investments which mature in 60 days or less, such as United States Treasury bills, are valued at amortized cost, which approximates market value. The amortized cost method involves valuing a security at its cost on the date of purchase and thereafter assuming a constant amortization to maturity of the difference between the principal amount due at maturity and cost. Short-term securities which mature in more than 60 days are valued at current market quotations by an independent pricing service or at the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, or otherwise by a principal market maker or a primary market dealer). Investments in money market mutual funds are valued at their net asset value as of the close of business on the day of valuation.

(3)

It is expected that most of the investments in the Company’s portfolio will not have readily available market values. Debt and equity securities whose market prices are not readily available are valued at fair value, with the assistance of an independent valuation service, using a documented valuation policy and a consistently applied valuation process which is under the direction of our board of directors.

The factors that may be taken into account in fairly valuing investments include, as relevant, the portfolio company’s ability to make payments, its estimated earnings and projected discounted cash flows, the nature and realizable value of any collateral, the sensitivity of the investments to fluctuations in interest rates, the financial environment in which the portfolio company operates, comparisons to securities of similar publicly traded companies and other relevant factors. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of these investments may differ significantly from the values that would have been used had a ready market existed for such investments, and any such differences could be material.

(4)

On December 6, 2004, Dallas Gas Partners, LP ("DGP") served Prospect Energy with a Complaint filed November 30, 2004 in the United States District for the Southern District of Texas, Galveston Division. DGP alleges that DGP was defrauded and that Prospect Energy breached its fiduciary duty to DGP and tortiously interfered with DGP's contract to purchase Gas Solutions, Ltd. (a subsidiary of our portfolio company, GSHI) in connection with Prospect Energy's alleged agreement in September, 2004 to loan DGP funds with which DGP intended to buy Gas Solutions, Ltd. for approximately $26 million. The complaint seeks relief not limited to $100 million. We believe that the DGP complaint is frivolous and without merit, and intend to defend the matter vigorously. However, as with any litigation, the outcome is uncertain and a judgment against Prospect Energy could significantly impair the value of the investment in Gas Solutions Holdings, Inc.

Off-Balance Sheet Arrangements:

          Prospect Energy currently engages in no off-balance sheet arrangements including any risk management of commodity pricing or other hedging practices.

Recent Developments

          On July 19, 2005, we provided $9.3 million of senior secured debt financing to Arctic Acquisition Corp. (“Arctic”) alongside $6.8 million of equity from Petro Capital IV, LP, of Dallas, Texas.  The funding was used by Arctic to acquire the business and assets of Arctic Recoil, Inc., and to provide working and expansion capital to Arctic. As part of this investment, we also received a significant equity ownership position in Arctic. Arctic is a privately owned and operated oilfield services company based in Houston, Texas that provides drillers with equipment that includes coiled tubing units, nitrogen pumps, fluid power pumps, trucks, cranes, and trailers. Arctic also specializes in high pressure coiled tubing workovers. Coiled tubing is one of the fastest growing segments of the oilfield services sector, with applications such as wellbore cleanouts, acid stimulations, fracing, drilling, and logging.

          On August 10, 2005, we provided an additional $0.6 million of senior secured debt financing to Whymore for which we also received additional equity in this company.  On September 22, 2005, we further provided an additional $0.3 million of senior secured debt financing to Whymore for which we further received additional equity in this company.

          On September 15, 2005, we provided an additional $5.0 million of senior secured debt financing to Stryker.

          On September 28, we provided $10.8 million of senior secured debt financing to Worcester Energy Partners, Inc. (“WECO“), a wood processing and biomass power generation business based in Deblois, Maine. WECO is a privately owned renewable energy company that operates a wood harvesting and chipping business as well as a newly refurbished 25.85 megawatt wood-fired power plant. Built in 1988, the plant has operated intermittently over the past decade and recently has been recommissioned for baseload operations. The wood harvesting and chipping business has access to more than 16,000 acres of wood fuel, and the plant has long-term contracts for the sale of electricity as well as renewable energy credits. Prospect’s funding has been utilized to refinance existing debt and to provide working capital to re-initiate plant operations. Prospect is receiving a significant equity ownership position in WECO as part of the investment, including a minimum internal rate of return on Prospect’s investment.

          We expect that these four investments, in the aggregate, will contribute approximately $0.12 per share to Interest Income on a quarterly basis, provided that all interest payments are made on a timely basis in accordance with the terms and conditions of our financing agreements with these three companies.

          Hurricanes Katrina and Rita did not directly affect the production of our oil and gas portfolio companies as none of our portfolio companies have offshore production in the waters around Louisiana and Texas. Rising commodity prices, in part, based on Hurricanes Katrina and Rita, and in part, based on other macroeconomic supply and demand factors, have recently tended to benefit upstream-related portfolio companies. However, our risk management hedging covenants with our portfolio companies attempt to reduce commodity risk for currently producing assets.

Contractual Obligations

          The Company has purchase obligations for investment advisory and administrative services. Such descriptions may be found under Investment Advisory Agreement (Page 11) and Administration Agreement (Page 15), respectively. The Company paid $1.8 million for investment advisory services and $0.3 million thousand for administrative services.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

          We are subject to financial market risks, including changes in interest rates, equity price risk and some of the loans in our portfolio may have floating rates. To date, a significant, but declining, percentage of our assets have been and are invested in short-term U.S. Treasury bills. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the twelve months ended June 30, 2005, we did not engage directly in hedging activities.

          See F-4 of the financial statements for tabular information regarding the interest rate and equity price risk on our investments.

Item 8.	Financial Statements and Supplementary Data

           The following Index to the Consolidated Financial Statements lists information found at the end of this 10-K beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

Item 9A.	Controls and Procedures

          As of the end of the period covered by this report, Prospect Energy carried out an evaluation, under the supervision and with the participation of Prospect Energy’s management, including Prospect Energy’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of Prospect Energy’s disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, as of August 31, 2005, the chief executive officer and the chief financial officer have concluded that Prospect Energy’s current disclosure controls and procedures are effective in timely alerting them of material information relating to Prospect Energy that is required to be disclosed by Prospect Energy in the reports it files or submits under the Securities Exchange Act of 1934.

Internal Control Over Financial Reporting

          Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such responsibility is defined in Rule 13a-15(f) of the 1943 Act, and for performing an assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Prospect Energy’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

          Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  Internal control over financial reporting also can be circumvented by collusion or improper management override.  Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, thought not eliminate, this risk.

          At March 31, 2005, Prospect Energy’s wholly owned portfolio company GSHI paid certain legal fees associated with Prospect’s restructuring of the GSHI transaction in the amount of $0.414 million. At the time, Prospect Energy’s management made the determination that these legal fees should not be reimbursed to their wholly owned subsidiary, in effect triggering a distribution. This distribution was deemed to be a return of capital, reducing Prospect Energy’s basis in GSHI without determining the cumulative earnings of GSHI as defined by GAAP and whether the distribution was a dividend. Management has since conducted an analysis of the cumulative GAAP earnings of GSHI and has determined that the distribution was indeed a return of capital and that the Company appropriately reduced its basis in GSHI. At June 30, 2005, Prospect Energy was reimbursed for $0.559 million and was owed $0.201 million of legal fees with respect to the Dallas Gas Partners Litigation (Note 7). The reimbursement is not considered an arms length transaction, in effect triggering a distribution. This distribution was deemed to be an expense reimbursement, reducing Prospect Energy’s Legal Fees, not as a distribution which requires a determination of the cumulative earnings of GSHI as defined by GAAP and whether the distribution was a dividend. Management has since conducted an analysis of the cumulative GAAP earnings of GSHI and has determined that the distribution was indeed a dividend and that the Company had to increase its dividend income and legal fees. Management has mitigated this control weakness by preparing a monthly analysis of GSHI’s cumulative GAAP earnings.

          There have been no changes in Prospect Energy’s internal control over financial reporting that occurred during the three months ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

          None.

Part III

          We will file a definitive Proxy Statement for our 2005 Annual Meeting of Stockholders (the “2005 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our 2005 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors and Executive Officers of the Registrant

          We have adopted a code of conduct that applies to directors, officers and employees. The code of conduct is available free of charge upon request through our web site at:  www.prospectstreet.com. We will report any amendments to or waivers of a required provision of the code of conduct in a Form 8-K.

          Information relating to this item will be included in our 2005 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

          Information relating to this Item will be included in our 2005 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

          Information relating to this Item will be included in our 2005 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

          Information relating to this Item will be included in our 2005 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

          Information relating to this Item will be included in our 2005 Proxy Statement and is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

a.	Financial Statements and Financial Schedules

(1)	Financial Statements. See Index to Consolidated Financial Statements on Page F-1.

(2)	Financial Statement Schedules. See Index to Consolidated Financial Statements on Page F-1.

(3)	Exhibits Required by Item 601 of Regulation S-K. See exhibits listed under Item 15(b).

b.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-114522), filed on April 16, 2004).

3.2	Amended and Restated Bylaws (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-114522), filed on July 6, 2004).

4.1	Form of Share Certificate (Incorporated by reference to to Pre-Effective Amendment No. 2 the Registrant’s Registration Statement on Form N-2 (File No. 333-114522), filed on July 6, 2004).

10.1	Investment Advisory Agreement (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-114522), filed on July 6, 2004).

10.2

Custodian Agreement between Registrant and U.S. Bank National Association (Incorporated by reference to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-114522), filed on July 23, 2004).

10.3

Administration Agreement between Registrant and Prospect Administration, LLC (Incorporated by reference to Pre-Effective Amendment No. 2 the Registrant’s Registration Statement on Form N-2 (File No. 333-114522), filed on July 6, 2004).

10.4

Transfer Agency and Service Agreement between Registrant and American Stock Transfer & Trust Company (Incorporated by reference to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-114522), filed on July 23, 2004).

10.5	Dividend Reinvestment Plan (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-114522), filed on July 6, 2004).

10.6	License Agreement (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-114522), filed on July 6, 2004).

11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).

12	Computation of Ratios (included in the notes to the audited financial statements contained in this report).

14*	Code of Conduct

16	Letter regarding change in certifying accountant (Incorporated by reference to the 8-K/A (File No. 814-00659), filed on January 21, 2005).

21	Subsidiaries of the Registrant: none.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

* Filed herewith.

c.	Other Financial Statement Schedules

No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements or in the notes thereto.

Prospect Energy Corporation
(the “Corporation”)

Code of Conduct

I.	Covered Persons/Purpose of the Code

          This code of conduct (this “Code”) for the Corporation applies to the Corporation’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (collectively, the “Covered Officers”), as well as directors, officers, and employees (collectively with the Covered Officers, the “Covered Persons”) for the purpose of promoting:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•

full, fair, accurate, timely and understandable disclosure in reports and documents that a registrant files with, or submits to, the Securities and Exchange Commission (“SEC”) or the NASDAQ National Market, and in other public communications made by the Corporation;

•	compliance with applicable laws and governmental rules and regulations;

•	the prompt internal reporting of violations of the Code to an appropriate person or persons identified in the Code; and

•	accountability for adherence to the Code.

          Each Covered Person should adhere to a high standard of business ethics and should be sensitive to situations that may give rise to actual as well as apparent conflicts of interest.

II.	Covered Persons Should Handle Ethically Actual and Apparent Conflicts of Interest

          Overview.  A “conflict of interest” occurs when a Covered Person’s private interest interferes with the interests of, or his/her service to, the Corporation.  For example, a conflict of interest would arise if a Covered Person, or a member of his/her family, receives improper personal benefits as a result of his/her position in the Corporation.

          Certain conflicts of interest arise out of the relationships between Covered Persons and the Corporation and already are subject to conflict of interest provisions in the Investment Company Act of 1940, as amended (the “Investment Company Act”).  For example, Covered Officers may not individually engage in certain transactions (such as the purchase or sale of securities or other property) with the Corporation because of their status as “affiliated persons” of the Corporation.  The Corporation’s compliance programs and procedures are designed to prevent, or identify and correct, violations of these provisions.

          Each Covered Officer is an employee of a service provider (“Service Provider”) to the Corporation.  Although typically not presenting an opportunity for improper personal benefit, conflicts arise from, or as a result of, the contractual relationship between the Corporation and the Service Providers of which the Covered Officers are also officers or employees.  As a result, this Code recognizes that the Covered Officers will, in the normal course of their duties (whether formally for the Corporation or for the Service Provider of which the Covered Officer is an employee, or for both), be involved in establishing policies and implementing decisions which will have different effects on the Service Provider and the Corporation.  The participation of the Covered Officers in such activities is inherent in the contractual relationship between the Corporation and the Service Provider and is consistent with the performance by the Covered Officers of their duties as officers of the Corporation.  Thus, if performed in conformity with the provisions of the Investment Company Act, such activities will be deemed to have been handled ethically.  In addition, it is recognized by the Board of Directors that the Covered Officers may also be or in the future become officers or employees of one or more other investment companies covered by this or other Codes.

          Other conflicts of interest are covered by the Code, even if such conflicts of interest are not subject to provisions in the Investment Company Act.  The following list provides examples of conflicts of interest under the Code, but Covered Persons should keep in mind that these examples are not exhaustive.  The overarching principle is that the personal interest of a Covered Person should not be placed improperly before the interest of the Corporation.

*                    *                    *                    *

Each Covered Person must:

•

not use his personal influence or personal relationships improperly to influence investment decisions or financial reporting by the Corporation whereby the Covered Person would benefit personally to the detriment of the Corporation;

	•	not cause the Corporation to take action, or fail to take action, for the individual personal benefit of the Covered Person rather than for the benefit of the Corporation; and

•

not use material non-public knowledge of portfolio transactions made or contemplated for the Corporation to trade personally or cause others to trade personally in contemplation of the market effect of such transactions.

There are some conflict of interest situations that may be discussed with the Corporation’s Chief Compliance Officer if material. Examples of these include:[1]

	•	service as a director on the board of any public or private company;

•

the receipt of any non-nominal gifts from any person or company with which the Corporation has current or prospective business dealings.  For purposes of this Code, “non-nominal” are those gifts in excess of the current National Association of Securities Dealers limit of $100;

•

the receipt of any entertainment from any company with which the Corporation has current or prospective business dealings, unless such entertainment is business-related, reasonable in cost, appropriate as to time and place, and not so frequent as to raise any question of impropriety;

•

any ownership interest in, or any consulting or employment relationship with, any of the Corporation’s service providers, other than its investment adviser, subadviser, principal underwriter, administrator or any affiliated person thereof and the Service Provider of which such Covered Person is an employee; and

•

a direct or indirect financial interest in commissions, transaction charges or spreads paid by the Corporation for effecting portfolio transactions or for selling or repurchasing shares other than an interest arising from the Covered Person’s employment, such as compensation or equity ownership.

III.	Disclosure & Compliance

	•	Each Covered Person should be familiar with the disclosure requirements generally applicable to the Corporation;

•

each Covered Person should not knowingly misrepresent, or cause others to misrepresent, facts about the Corporation to others, whether within or outside the Corporation, including to the Corporation’s directors and auditors, and to governmental regulators and self-regulatory organizations;

[1]

Any activity or relationship that would present a conflict for a Covered Person would likely also present a conflict for the Covered Person if a member of the Covered Person’s family engages in such an activity or has such a relationship.

•

each Covered Person should, to the extent appropriate within his area of responsibility, consult with other officers and employees of the Corporation and the Corporation’s adviser or subadviser with the goal of promoting full, fair, accurate, timely and understandable disclosure in the reports and documents the Corporation files with, or submits to, the SEC and in other public communications made by the Corporation; and

	•	it is the responsibility of each Covered Person to promote compliance with the standards and restrictions imposed by applicable laws, rules and regulations.

IV.	Reporting and Accountability

Each Covered Person must:

	•	upon adoption of the Code (or thereafter as applicable, upon becoming a Covered Person), affirm in writing to the Board that he has received, read, and understands the Code;

	•	annually thereafter affirm to the Board that he has complied with the requirements of the Code;

	•	not retaliate against any employee or Covered Person or their affiliated persons for reports of potential violations that are made in good faith;

	•	notify the Chief Compliance Officer of the Corporation promptly if he knows of any violation of this Code. Failure to do so is itself a violation of this Code; and

	•	report at least annually any change in his affiliations from the prior year.

          The Chief Compliance Officer is responsible for applying this Code to specific situations in which questions are presented under it and has the authority to interpret this Code in any particular situation.  However, notwithstanding the foregoing, the Audit Committee (the “Committee”) is responsible for granting waivers2 and determining sanctions, as appropriate, and any approvals, interpretations or waivers sought by the Corporation’s principal executive officers or directors will be considered by the Committee.

          The Corporation will follow these procedures in investigating and enforcing this Code:

	•	the Chief Compliance Officer will take any action he considers appropriate to investigate any actual or potential violations reported to him;

•

if, after such investigation, the Chief Compliance Officer believes that no violation has occurred, the Chief Compliance Officer shall meet with the person reporting the violation for the purposes of informing such person of the reason for not taking action;

	•	any matter that the Chief Compliance Officer believes is a violation will be reported to the Committee;

•

if the Committee concurs that a violation has occurred, it will inform and make a recommendation to the Board, which will consider appropriate action, which may include review of, and appropriate modifications to, applicable policies and procedures; notification to appropriate personnel of the Service Provider of which such Covered Person is an employee or its board; a recommendation to such Service Provider to dismiss the Covered Person; or dismissal of the Covered Person as an officer of the Corporation;

[2]

Instruction 2 to Item 10 of Form 8-K defines “waiver” as “the approval by the registrant of a material departure from a provision of the code of conduct” and “implicit waiver,” which must also be disclosed, as “the registrant’s failure to take action within a reasonable period of time regarding a material departure from a provision of the code of conduct that has been made known to an executive officer” of the registrant.

•	the Committee will be responsible for granting waivers, as appropriate; and

•	any changes to or waivers of this Code will, to the extent required, be disclosed as provided by SEC rules.

          The Committee, in determining whether waivers should be granted and whether violations have occurred, and the Chief Compliance Officer, in rendering decisions and interpretations and in conducting investigations of potential violations under the Code, may, at their discretion, consult with such other persons as they may determine to be appropriate, including, but not limited to, a senior legal officer of the Corporation or its adviser or its subadviser, counsel to the Corporation or the Service Provider, independent auditors or other consultants, subject to any requirement to seek pre-approval from the Corporation’s Committee for the retention of independent auditors to perform permissible non-audit services.

V.	Waivers

          An executive officer or director may request a waiver of any of the provisions of this Code by submitting a written request for such waiver to the Committee setting forth the basis for such request and explaining how the waiver would be consistent with the standards of conduct described herein.  The Committee shall review such request and make a determination thereon in writing, which shall be binding.

          In determining whether to waive any provisions of this Code, the Committee shall consider whether the proposed waiver is consistent with honest and ethical conduct.

          The Chief Compliance Officer shall submit an annual report to the Board regarding waivers granted.

VI.	Other Policies and Procedures

          This Code shall be the sole code of conduct adopted by the Corporation for purposes of Section 406 of the Sarbanes-Oxley Act and the rules and forms applicable to it thereunder and the sole code of conduct adopted by the Corporation under Rule 4350(n) of the National Association of Securities Dealers’ listing standards.  Insofar as other policies or procedures of the Corporation, the Corporation’s adviser, sub-adviser, principal underwriter, or the Service Providers govern or purport to govern the behavior or activities of the Covered Persons who are subject to this Code, they are superseded by this Code to the extent that they overlap or conflict with the provisions of this Code.  The codes of ethics of the Corporation and their investment adviser, subadviser, principal underwriter and Service Providers under Rule 17j-1 under the Investment Company Act are separate requirements applying to the Covered Officers and others, and are not part of this Code.

VII.	Amendments

          Any amendments to this Code, other than amendments to Exhibit A, must be approved or ratified by a majority vote of the Corporation’s board, including a majority of independent directors.

VIII.	Confidentiality

          All reports and records prepared or maintained pursuant to this Code will be considered confidential and shall be maintained and protected accordingly.  Except as otherwise required by law or this Code, such matters shall not be disclosed to anyone other than the Board and its counsel, the investment adviser and its counsel, the Service Provider of which such Covered Person is an employee or independent auditors or other consultants referred to in Section IV above.

IX.	Internal Use

          The Code is intended solely for the internal use by the Corporation and does not constitute an admission, by or on behalf of any person, as to any fact, circumstance, or legal conclusion.

Date:  June 9, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPECT ENERGY CORPORATION
(Registrant)

Dated: October 13, 2005	By:	/s/ John F. Barry III

John F. Barry III
Chief Executive Officer

Dated: October 13, 2005	By:	/s/ William E. Vastardis

William E. Vastardis
Chief Financial Officer
Chief Compliance Officer
Treasurer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the undersigned on behalf of the registrant and in the capacity and on the dates indicated.

Dated: October 13, 2005	By:	/s/ John F. Barry III

John F. Barry III
Chairman of the
Board of Directors
(Chief Executive Officer)

Dated: October 13, 2005	By:	/s/ M. Grier Eliasek

M. Grier Eliasek
Chief Operating Officer
President
Director

Dated: October 13, 2005	By:	/s/ Michael E. Basham

Michael E. Basham
Director

Dated: October 13, 2005	By:	/s/ Robert A. Davidson

Robert A. Davidson
Director

Dated: October 13, 2005	By:	/s/ Walter V. E. Parker

Walter V. E. Parker
Director

Report of Independent Registered Public Accounting Firm

BDO SEIDMAN, LLP

Board of Directors and Stockholders
Prospect Energy Corporation
New York, NY

We have audited the accompanying balance sheets of Prospect Energy Corporation as of June 30, 2005 and 2004, including the schedule of investments, as of June 30, 2005, and the related statements of operations, stockholders’ equity, and cash flows for year ended June 30, 2005 and for the period from April 13, 2004 (inception) through June 30, 2004.  These financial statements and financial highlights are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits, which included confirmation of securities at June 30, 2005 by correspondence with the custodian and issuers, provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Prospect Energy Corporation at June 30, 2005 and 2004, and the results of its operations and its cash flows for the year ended June 30, 2005 and for the period from April 13, 2004 (inception) through June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP
New York, NY
October 11, 2005

PROSPECT ENERGY CORPORATION
BALANCE SHEETS
(figures in thousands, except share and per share amounts)

	June 30, 2005	June 30, 2004

Assets
Cash held in segregated account (Notes 3 and 8)	$9,587	$1
Controlled Investment, Gas Solutions Holdings, Inc., at value (cost - $23,327, Notes 3 and 8)	29,500	—
Investments, at value (cost - $64,197, Notes 3 and 8)	64,366	—
Accrued interest receivable	206	—
Due from Gas Solutions Holdings, Inc. (Note 3)	201	—

Prepaid expenses	49	—

Total assets	103,909	1

Liabilities
Accrued liabilities	818	—
Due to Investment Adviser (Note 5)	77	100
Other current liabilities	47	—

Total liabilities	942	100
Commitments and contingencies (Notes 3 and 7)
Stockholders’ equity (Notes 1 and 4)
Common stock, par value $.001 per share, 100,000,000 common shares authorized, 7,055,100 issued and outstanding	7	—
Paid-in capital in excess of par	96,955	1
Distributions in excess of net investment income	(337)	(100)
Net unrealized appreciation	6,342	—

Total stockholders’ equity	102,967	(99)

Total liabilities and stockholders’ equity	$103,909	$1

Net asset value per share	$14.59	N/A

See the accompanying notes to the audited financial statements which are an integral part of this statement.

PROSPECT ENERGY CORPORATION
SCHEDULE OF INVESTMENTS
(in thousands)
June 30, 2005

Portfolio Investments (1)	Locale / Industry	Principal Amount / Shares	Cost	Fair Value (2)	% of Net Assets

Gas Solutions Holdings, Inc. (4)	Texas/Gas gathering and processing
- Common shares		100	$4,927	$11,100	10.8%
- Subordinated secured note, 18% 12/23/11		$18,400	18,400	18,400	17.9%

- Total			23,327	29,500	28.7%

Unity Virginia Holdings, LLC (3)	Virginia/ Coal production
- Preferred stock, 100%, non-voting		585	585	585	0.6%
- Subordinated secured note, 17.65%, 1/31/09		$3,315	3,210	3,210	3.1%

- Total			3,795	3,795	3.7%

Stryker Energy II, LLC (3)	Ohio / Oil and gas production
- Preferred shares, Class B		539	539	539	0.5%
- Common shares, Class A		931	931	947	0.9%
- Senior secured note, 14.12%, 4/8/10		$8,330	8,177	8,177	7.9%

- Total			9,647	9,663	9.3%

Whymore Coal (3)	Kentucky/ Coal production
- Preferred shares, Convertible, Series A		1,000	—	123	0.1%
- Senior secured note, 15.00%, 3/31/09		$4,885	4,885	4,885	4.7%

- Total			4,885	5,008	4.8%

PROSPECT ENERGY CORPORATION
SCHEDULE OF INVESTMENTS
(in thousands)
(continued)
June 30, 2005

Portfolio Investments (1)	Locale / Industry	Principal Amount / Shares	Cost	Fair Value (2)	% of Net Assets

Natural Gas Systems, Inc. (3)	Texas/Oil and gas production
- Warrants		1,000	210	175	0.2%
- Senior secured note, 14.00%, 2/3/10		$4,000	3,729	3,746	3.6%

- Total			3,939	3,921	3.8%

Miller Petroleum, Inc.(3)	Tennessee/ Oil and gas production
- Warrants, Expires 5/4/10		630	365	365	0.4%
- Senior secured note, 12.50%, 8/21/06		$3,150	2,730	2,778	2.7%

- Total			3,095	3,143	3.1%

Total Portfolio Investments			$48,688	$55,030	53.5%

U.S. Government Securities	Yield	Principal Amount	Cost	Fair Value	% of Net Assets

U.S. Treasury Bill 7/7/05	2.52%	$5,518	$5,516	$5,516	5.4%
U.S. Treasury Bill 7/14/05	2.49%	9,514	9,505	9,505	9.2%
U.S. Treasury Bill 7/21/05	2.55%	22,261	22,226	22,226	21.6%

Total US Government Securities		37,293	37,247	37,247	36.2%

Money Market Fund		Shares

First American Prime Obligation Fund (Class Y)		1,589	1,589	1,589	1.5%

Total Investments			$87,524	$93,866	91.2%

(1)	The securities in which Prospect Energy has invested were acquired in transactions that were exempt from registration under the Securities Act of 1933, as amended, or the “Securities Act”. These securities may be resold only in transactions that are exempt from registration under the Securities Act.
(2)	Fair value is determined by or under the direction of the board of directors of Prospect Energy (Note 2).
(3)	Non-control/non-affiliate position.
(4)	Gas Solutions Holdings Inc. is a wholly owned and controlled investment of Prospect Energy.

See the accompanying notes to the audited financial statements which are an integral part of this statement.

PROSPECT ENERGY CORPORATION
STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	For the year ended June 30, 2005	For the period from April 13, 2004 (inception) through June 30, 2004

Investment income
Interest income	$1,882		$—
Interest income, Gas Solutions Holdings, Inc.	2,704		—
Dividend income	284		—
Dividend income, Gas Solutions Holdings, Inc.	3,151		—
Other income	72		—

Total investment income	8,093		—

Operating expenses
Investment advisory fee (Note 5)	1,808		—
Administration costs (Note 5)	266		—
Legal fees	2,575		—
Valuation services	42		—
Other professional fees	230		—
Insurance expense	325		—
Directors’ fees	220		—
Organizational costs	25		100
General and administrative expenses	191		—

Total operating expenses	5,682		100

Net investment income (loss)	2,411		(100)
Net realized loss	(2)		—
Net unrealized appreciation	6,342		—

Net increase (decrease) in stockholders’ equity resulting from operations	$8,751		$(100)

Basic and diluted net increase (decrease) in stockholders equity per common share resulting from operations (Note 6)	$1.24	$	N/A

See the accompanying notes to the audited financial statements which are an integral part of this statement.

PROSPECT ENERGY CORPORATION
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM
APRIL 13, 2004 (INCEPTION) THROUGH JUNE 30, 2005
(in thousands, except share and per share amounts)

	Common Stock		Paid in Capital in Excess of Par	Distributions in Excess of Net Investment Income/(Loss)	Net Unrealized Appreciation	Total Stockholders’ Equity

	Shares	Amount

Balance, April 13, 2004 (inception)	—	—	—	—	—	—
Issuance of common stock	100	—	$1	—	—	$1
Net decrease in stockholders’ equity from operations for the period from April 13, 2004 (inception) to June 30, 2004	—	—	—	$(100)	—	(100)

Balance, June 30, 2004	100	—	1	(100)	—	(99)

Issuance of common stock from public offering (net of underwriting costs)	7,055,000	$7	98,417	—	—	98,424
Offering costs	—	—	(1,463)	—	—	(1,463)
Net increase in stockholders’ equity resulting from operations for the year ended June 30, 2005	—	—	—	2,409	6,342	8,751
Dividends declared ($0.38 per share) and paid to stockholders	—	—	—	(2,646)	—	(2,646)

Balance, June 30, 2005	7,055,100	$7	$96,955	$(337)	$6,342	$102,967

See the accompanying notes to the audited financial statements which are an integral part of this statement.

PROSPECT ENERGY CORPORATION
STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended June 30, 2005	For the period from April 13, 2004 (inception) through June 30, 2004

Cash flows from operating activities:
Net increase (decrease) in stockholders’ equity resulting from operations	$8,751	$(100)
Adjustments to reconcile net increase in stockholders’ equity resulting from operations to net cash used in operating activities:
Purchases of investments	(701,630)	—
Sale / refinancing of investments	614,106	—
Increase in prepaid expenses	(49)	—
Increase in accrued interest receivable	(206)	—
Increase in due from Gas Solutions Holdings, Inc.	(201)	—
Increase in unrealized appreciation	(6,342)	—
Increase in accrued liabilities	818	—
Increase in due diligence deposits and expenses	47	—
Increase (decrease) in due to affiliates	(23)	100

Net cash used in operating activities	(84,729)	—

Cash flows from financing activities:
Net proceeds from the issuance of common stock	98,424	1
Offering costs from the issuance of common stock	(1,463)	—
Dividends declared and paid	(2,646)	—

Net cash provided by financing activities	94,315	1

Net increase in cash	9,586	1
Cash, beginning of year	1	—

Cash, end of year	$9,587	$1

See the accompanying notes to the audited financial statements which are an integral part of this statement.

PROSPECT ENERGY CORPORATION
NOTES TO FINANCIAL STATEMENTS
(in thousands except share and per share amounts)

Note 1. Organization

          Prospect Energy Corporation (“Prospect Energy” or the “Company”), a Maryland corporation, was organized on April 13, 2004 and is a closed-end investment company that has filed an election to be treated as a business development company under the Investment Act of 1940. On July 27, 2004, the Company completed its initial public offering and sold 7,000,000 shares of common stock at a price of $15.00 per share, less underwriting discounts and commissions totaling $1.05 per share. On August 27, 2004, an additional 55,000 shares were issued for a price of $15.00 per share, less underwriting discounts and commissions of $1.05 per share in connection with the exercise of an over-allotment option with respect to the offering.

          Prospect Energy focuses primarily on investments in energy companies and will invest, under normal circumstances, at least 80% of its net assets (including the amount of any borrowings for investment purposes) in these companies. At June 30, 2005, 53.5% of its net assets were invested in energy companies with the remainder invested in U.S. government and money market securities. Prospect Energy is a non-diversified company within the meaning of the 1940 Act. Prospect Energy concentrates on making investments in energy companies having annual revenues of less than $250.0 million and in transaction sizes of less than $100.0 million.  In most cases, these companies are privately held or have thinly traded public equity securities.

Note 2. Significant Accounting Policies

          The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets, creditworthiness of our portfolio companies and any other parameters used in determining these estimates could cause actual results to differ.

          The following are significant accounting policies consistently applied by Prospect Energy:

Investments:

a)	Security transactions are recorded on a trade-date basis.

b)	Valuation:

	1)	Investments for which market quotations are readily available are valued at such market quotations.

PROSPECT ENERGY CORPORATION
NOTES TO FINANCIAL STATEMENTS
(in thousands except share and per share amounts)

2)

Short-term investments which mature in 60 days or less, such as United States Treasury Bills, are valued at amortized cost, which approximates market value. The amortized cost method involves valuing a security at its cost on the date of purchase and thereafter assuming a constant amortization to maturity of the difference between the principal amount due at maturity and cost. Short-term securities which mature in more than 60 days are valued at current market quotations by an independent pricing service or at the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, or otherwise by a principal market maker or a primary market dealer). Investments in money market mutual funds are valued at their net asset value as of the close of business on the day of valuation.

3)

It is expected that most of the investments in the Company’s portfolio will not have readily available market values. Debt and equity securities whose market prices are not readily available are valued at fair value, with the assistance of an independent valuation service, using a documented valuation policy and a consistently applied valuation process which is under the direction of our board of directors.

The factors that may be taken into account in fairly valuing investments include, as relevant, the portfolio company’s ability to make payments, its estimated earnings and projected discounted cash flows, the nature and realizable value of any collateral, the sensitivity of the investments to fluctuations in interest rates, the financial environment in which the portfolio company operates, comparisons to securities of similar publicly traded companies and other relevant factors. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of these investments may differ significantly from the values that would have been used had a ready market existed for such investments, and any such differences could be material.

c)	Realized gains or losses on the sale of investments are calculated using the specific identification method.

d)	Interest income adjusted for amortization of premium and accretion of discount is recorded on an accrual basis.

e)	Dividend income is recorded on the ex-dividend date.

f)	Loan origination, facility, commitments, consent and other advance fees received by us on loan agreements or other investments are accreted into income over the term of the loan.

Federal and State Income Taxes:

          Prospect Energy has elected to be treated as a regulated investment company and intends to continue to comply with the requirements of the Internal Revenue Code of 1986 (the “Code”), applicable to regulated investment companies. We are required to distribute at least 90% of our investment company taxable income and intend to distribute (or retain through a deemed distribution) all of our investment company taxable income and net capital gain to stockholders; therefore, we have made no provision for income taxes.

          The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP.

Dividends and Distributions:

          Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a dividend is approved by the board of directors each quarter and is generally based upon management’s estimate of our earnings for the quarter. Net realized capital gains, if any, are distributed at least annually.

PROSPECT ENERGY CORPORATION
NOTES TO FINANCIAL STATEMENTS
(in thousands except share and per share amounts)

Consolidation:

          As an investment company, Prospect Energy only consolidates subsidiaries which are also investment companies.  At June 30, 2005 Prospect Energy did not have any consolidated subsidiaries.

Guarantees and Indemnification Agreements:

          The Company follows FASB Interpretation Number 45, “Guarantor’s” Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” (“FIN 45”). FIN 45 elaborates on the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees. FIN 45 did not have a material effect on the financial statements. Refer to Note 3 for further discussion of guarantees and indemnification agreements.

Note 3. Portfolio Investments

          We classify our investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual owns more than 25% or more of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through ownership of 5% or more of the outstanding voting securities of another person. The Company owns 100% of the outstanding common equity shares of GSHI and, therefore, has a controlling interest. The Company has no other controlled or affiliated investments.

          GSHI has indemnified Prospect Energy against any legal action arising from its investment in Gas Solutions, LP.  Prospect Energy has incurred approximately $0.760 million in fees associated with this legal action through June 30, 2005.  GSHI has reimbursed Prospect Energy $0.559 million as of June 30, 2005.  Prospect Energy has a receivable from GSHI of approximately $0.201 million as of June 30, 2005. The $0.760 million reimbursement is reflected as Dividend income, Gas Solutions Holdings, Inc. on the accompanying statement of operations for the year ended June 30, 2005.

          The Company has provided a limited indemnity to Citibank Texas, N.A. related to Citibank’s term loan to GSHI. The limited indemnity requires us to indemnify Citibank for up to $12.0 million if it realizes losses on the term loan. This limited indemnity is backed by segregated funds in Prospect Energy’s account valued at $9.6 million. During the quarter ended June 30, 2005, $3.3 million of previously segregated funds were released to the Company. This reduction reflects 6 quarterly payments by GSHI to Citibank Texas, N.A. These funds are released upon the earlier of legal resolution of such claims, should any be made, or 91 days after the loan with Citibank Texas, N.A. is refinanced or otherwise repaid.

         On December 6, 2004, Dallas Gas Partners, LP (“DGP”) served Prospect Energy with a Complaint filed November 30, 2004 in the United States District for the Southern District of Texas, Galveston Division. DGP alleges that DGP was defrauded and that Prospect Energy breached its fiduciary duty to DGP and tortuously interfered with DGP’s contract to purchase Gas Solutions, Ltd. (a subsidiary of our portfolio company, GSHI) in connection with Prospect Energy’s alleged agreement in September, 2004 to loan DGP funds with which DGP intended to buy Gas Solutions, Ltd. for approximately $26 million. The Complaint seeks relief not limited to $100 million (Note 7). We believe that the DGP Complaint is frivolous and without merit, and intend to defend the matter vigorously. However, as with any litigation, the outcome is uncertain and a judgment against Prospect Energy could significantly impair the value of the investment in Gas Solutions Holdings, Inc.

          Debt placements and interests in non-voting equity securities with an original cost basis of $48.688 million were acquired during the twelve months ended June 30, 2005.

Note 4. Organizational and Offering Expenses

          A portion of the net proceeds of our initial public offering and the subsequent exercise of the over-allotment option was used for organizational and offering expenses of approximately $0.125 million and $1.463 million, respectively. Organizational expenses were expensed as incurred. Offering expenses were charged against paid-in capital in excess of par. All organizational and offering expenses were borne by Prospect Energy.

Note 5. Related Party Agreements and Transactions

Investment Advisory Agreement

          Prospect Energy has entered into an Investment Advisory Agreement with Prospect Capital Management LLC (the “Investment Adviser”) under which the Investment Adviser, subject to the overall supervision of Prospect Energy’s board of directors, will manage the day-to-day operations of, and provide investment advisory services to, Prospect Energy. For providing these services the Investment Adviser will receive a fee from Prospect Energy, consisting of two components--a base management fee and an incentive fee. The base management fee will be calculated at an annual rate of 2.00% on Prospect Energy’s gross assets (including amounts borrowed). For services rendered under the Investment Advisory Agreement during the period commencing from the closing of Prospect Energy’s initial public offering through and including the first six months of operations, the base management fee

PROSPECT ENERGY CORPORATION
NOTES TO FINANCIAL STATEMENTS
(in thousands except share and per share amounts)

was payable monthly in arrears. For services currently rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. For the first quarter of Prospect Energy’s operations commencing from the closing of Prospect Energy’s initial public offering, the base management fee was calculated based on the value of Prospect Energy’s gross assets at the closing of the initial public offering. Subsequently, the base management fee is calculated based on the average value of Prospect Energy’s gross assets at the end of the two most recently completed calendar quarters (the closing of Prospect Energy’s initial public offering was treated as a quarter end for these purposes) and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial month or quarter are appropriately pro rated.

          The incentive fee has two parts. The first part, the income incentive fee, is calculated and payable quarterly in arrears based on Prospect Energy’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees and other fees that Prospect Energy receives from portfolio companies) accrued during the calendar quarter, minus Prospect Energy’s operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement described below, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment in kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of Prospect Energy’s net assets at the end of the immediately preceding calendar quarter, is compared to a “hurdle rate” of 1.75% per quarter (7% annualized). However, our Investment Adviser has voluntarily agreed that for each fiscal quarter after January 1, 2005, the quarterly hurdle rate will be equal to the greater of (a) 1.75% and (b) a percentage equal to the sum of the daily average of the “quoted treasury rate” for each month in the immediately preceding two quarters plus 0.50%. “Quoted treasury rate” means the yield to maturity (calculated on a semi-annual bond equivalent basis) at the time of computation for Five Year U.S. Treasury notes with a constant maturity (as compiled and published in the most recent Federal Reserve Statistical Release H). These calculations will be appropriately pro rated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter. The voluntary agreement by the Investment Adviser that the hurdle rate be fluctuating for each fiscal quarter after January 1, 2005 (as discussed above) may be terminated by the Investment Adviser at any time upon 90 days’ prior notice. The net investment income used to calculate this part of the incentive fee is also included in the amount of the gross assets used to calculate the 2% base management fee. Prospect Energy pays the Investment Adviser an income incentive fee with respect to Prospect Energy’s pre-incentive fee net investment income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which Prospect Energy’s pre-incentive fee net investment income does not exceed the hurdle rate; (2) 100% of Prospect Energy’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 125% of the quarterly hurdle rate in any calendar quarter (8.75% annualized assuming a 7% annualized hurdle rate); and (3) 20% of the amount of Prospect Energy’s pre-incentive fee net investment income, if any, that exceeds 125% of the quarterly hurdle rate in any calendar quarter (8.75% annualized assuming a 7% annualized hurdle rate). These calculations are appropriately pro rated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

PROSPECT ENERGY CORPORATION
NOTES TO FINANCIAL STATEMENTS
(in thousands except share and per share amounts)

          The second part of the incentive fee, the capital gains incentive fee, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of Prospect Energy’s realized capital gains for the calendar year, if any, computed net of all realized capital losses and unrealized capital depreciation at the end of such year. In determining the capital gains incentive fee payable to the Investment Adviser, Prospect Energy calculates the aggregate realized capital gains, aggregate realized capital losses and aggregate unrealized capital depreciation, as applicable, with respect to each of the investments in its portfolio. For this purpose, aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Aggregate realized capital losses equal the sum of the amounts by which the net sales price of each investment, when sold, is less the original cost of such investment since inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable date and the original cost of such investment. At the end of the applicable period, the amount of capital gains that serves as the basis for Prospect Energy’s calculation of the capital gains incentive fee equals the aggregate realized capital gains less aggregate realized capital losses and less aggregate unrealized capital depreciation with respect to its portfolio of investments. If this number is positive at the end of such period, then the capital gains incentive fee for such period is equal to 20% of such amount, less the aggregate amount of any capital gains incentive fees paid in respect of its portfolio in all prior periods.

           For the year ended June 30, 2005, the Company paid the Investment Adviser $1.808 million in base management fees and no incentive fee.

Administration Agreement

          Prospect Energy has also entered into an Administration Agreement with Prospect Administration, LLC (“Prospect Administration”) under which Prospect Administration, among other things, provides administrative services and facilities for Prospect Energy. Prospect Administration has engaged EOS Fund Services LLC to serve as sub-administrator of Prospect Energy. For providing these services, Prospect Energy reimburses Prospect Administration for Prospect Energy’s allocable portion of overhead incurred by Prospect Administration in performing its obligations under the Administration Agreement, including rent, the fees of the sub-administrator for services provided with respect to Prospect Energy and Prospect Energy’s allocable portion of the compensation of its chief compliance officer and chief financial officer and their respective staffs. Prospect Administration also provides on Prospect Energy’s behalf managerial assistance to those portfolio companies to which Prospect Energy is required to provide such assistance. Prospect Administration is a wholly owned subsidiary of the Investment Adviser.

           For the year ended June 30, 2005, the Company reimbursed Prospect Administration $0.266 million for services it provided to Prospect Energy at cost. The Company also reimbursed Prospect Administration for certain expenses which it initially funded on behalf of the Company.

PROSPECT ENERGY CORPORATION
NOTES TO FINANCIAL STATEMENTS
(in thousands except share and per share amounts)

Managerial Assistance

          As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance.  We have received $77,000 of these assistance fees from GSHI.  These fees are paid to the Investment Advisor.

Note 6. Financial Highlights

The following is a schedule of financial highlights for the twelve months ended June 30, 2005 and for the period April 13, 2004 (inception) through June 30, 2004:

	For the twelve months ended June 30, 2005	For the period April 13, 2004 (inception) through June 30, 2004 (1)

Per share data (1):
Net asset value at beginning of period	$(0.01)	$—
Proceeds from initial public offering	13.95	—
Costs related to the initial public offering	(0.21)	—
Net investment income	.34	—
Net unrealized appreciation	.90	—
Dividends declared and paid	(0.38)	—

Net asset value at end of period	14.59	$—

Per share market value at end of period	12.60	—
Total return based on market value (2)	(13.46)%	—
Total return based on net asset value (2)	7.40%	—
Shares outstanding at end of period	7,055,100	—
Ratio/supplemental data:
Net assets at end of period (in thousands)	102,967	—
Annualized ratio of operating expenses to average net assets	5.52%	—
Annualized ratio of net operating income to average net assets	8.50%	—

PROSPECT ENERGY CORPORATION
NOTES TO FINANCIAL STATEMENTS
(in thousands except share and per share amounts)

(1)  Financial Highlights as of June 30, 2004 are considered not applicable as the initial offering of common stock did not occur as of this date.  However, Financial highlights as of June 30, 2005 are based on 7,055,100 shares outstanding.

(2)  Total return based on market value is based on the change in market price per share between the opening and ending market prices per share in each period and assumes that dividends are reinvested in accordance with Prospect Energy’s dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in each period and assumes that dividends are reinvested in accordance with Prospect Energy’s dividend reinvestment plan. The total return is not annualized.

Note 7. Litigation

          The Company is a defendant in legal actions arising out of its activities. While predicting the outcome of litigation is inherently very difficult, and the ultimate resolution, range of possible loss and possible impact on operating results cannot be reliably estimated, management believes, based upon its understanding of the facts and the advice of legal counsel, that it has meritorious defenses for both actions. We intend to defend both of these actions vigorously, and believe that resolution of these actions will not have a materially adverse effect on the Company’s financial position.

          On December 6, 2004, Dallas Gas Partners, LP (“DGP”) served Prospect Energy with a Complaint filed November 30, 2004 in the United States District for the Southern District of Texas, Galveston Division. DGP alleges that DGP was defrauded and that Prospect Energy breached its fiduciary duty to DGP and tortiously interfered with DGP’s contract to purchase Gas Solutions, Ltd. (a subsidiary of our portfolio company, Gas Solutions, Holdings, Inc.) in connection with Prospect Energy’s alleged agreement in September, 2004 to loan DGP funds with which DGP intended to buy Gas Solutions, Ltd. for approximately $26 million. The Complaint seeks relief not limited to $100 million. On August 9, 2005, we filed our Motion for Summary Judgment requesting dismissal of the DGP suit in its entirety based on a written agreement dated September 23, 2004 that Prospect and the partners of DGP negotiated under which Prospect paid $2.5 million and reimbursed all of DGP’s expenses totaling over $1.5 million in return for an assignment of DGP’s contract to purchase Gas Solutions, Ltd., and the parties exchanging mutual releases. The Court has tentatively set a hearing on our Motion for October 12, 2005. We believe that the DGP Complaint is frivolous and without merit, and intend to defend the matter vigorously. More information on this matter is available from the Federal Court System’s website, public access to Court electronic records, located at https:\\ecf.txsd.uscourts.gov\cgi-bin\login.pl.

          On April 7, 2005 a former officer of the Company filed a complaint with the Occupational Safety and Health Administration of the Department of Labor (“OSHA”) alleging discrimination, retaliation, infliction of emotional distress and other claims. This officer seeks economic reinstatement and other relief. The Company does not believe that these claims, even if ultimately resolved against the Company, would be material. The Company believes the complaint is without merit and intends to defend itself vigorously.

PROSPECT ENERGY CORPORATION
NOTES TO FINANCIAL STATEMENTS
(in thousands except share and per share amounts)

Note 8. Subsequent Events

          On July 19, 2005 Prospect Energy provided $9.250 million of senior secured debt financing to Arctic Recoil, Inc.

          On, September 15, 2005, we provided an additional $5.0 million of senior secured debt financing to Stryker.

          On August 10, 2005, Prospect Energy provided an additional $0.625 million of senior secured debt and equity financing to Whymore Coal Company. On September 22, 2005, Prospect Energy provided a further $300,000 of senior secured debt financing to Whymore Coal Company.

          On September 15, 2005, OSHA issued findings, including an order dismissing the complaint from a former officer of the Company as discussed in Note 7.  The complainant may file written objections to the order and request a hearing before an Administrative Law Judge.

          On September 28, we provided $10.75 million of senior secured debt financing to Worcester Energy Partners, Inc. (“WECO“), a wood processing and biomass power generation business based in Deblois, Maine. WECO is a privately owned renewable energy company that operates a wood harvesting and chipping business as well as a newly refurbished 25.85 megawatt wood-fired power plant. Built in 1988, the plant has operated intermittently over the past decade and recently has been recommissioned for baseload operations. The wood harvesting and chipping business has access to more than 16,000 acres of wood fuel, and the plant has long-term contracts for the sale of electricity as well as renewable energy credits. Prospect’s funding has been utilized to refinance existing debt and to provide working capital to re-initiate plant operations. Prospect is receiving a significant equity ownership position in WECO as part of the investment, including a minimum internal rate of return on Prospect’s investment.

Note 9. Selected Quarterly Financial Data (unaudited) (in thousands except per share amounts)

	Investment Income		Net Investment Income		Net Realized and Unrealized Gain (Loss) on Investments		Net Increase (Decrease) in Net Assets From Operations

Quarter Ended	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share

September 30, 2004	$266	$0.05	$(434)	$(0.09)	$—	$—	$(434)	$(0.06)
December 31, 2004	2,946	0.42	1,228	0.17	(2)	—	1,226	0.17
March 31, 2005	2,202	0.31	444	0.06	414	0.06	858	0.12
June 30, 2005	2,679	0.38	1,173	0.17	5,928	0.84	7,101	1.01