Form 10-Q
period 2005-09-30
PROSPECT ENERGY CORP
filed 2005-11-15
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-114552

PROSPECT ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	43-2048643
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 East 40th Street
New York, New York	10016
(Address of principal executive offices)	(Zip Code)

(212) 448-0702
(Registrant’s telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

          The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of September 30, 2005 was 7,055,100.

PROSPECT ENERGY CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2005
TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION	3
Item 1.	FINANCIAL STATEMENTS (unaudited)	3
	Balance Sheets as of September 30, 2005 and June 30, 2005	3
	Schedule of Investments as of September 30, 2005	4
	Schedule of Investments as of June 30, 2005	6
	Statements of Operations for the three months ended September 30, 2005, for the three months ended September 30, 2004 and for the twelve months ended June 30, 2005.	8
	Statement of Stockholders’ Equity for the three months ended September 30, 2005 and for the twelve months ended June 30, 2005	9
	Statements of Cash Flows for the three months ended September 30, 2005, for the three months ended September 30, 2004 and for the twelve months ended June 30, 2005	10
	Notes to Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21
Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION	23
Item 1.	Legal Proceedings	23
Item 2.	Unregistered Sales in Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits	24
	Signatures	25

PART I.  FINANCIAL INFORMATION

In this Quarterly Report, “Company”, Prospect Energy”, “Fund”, “we”, “us” and “our” refer to Prospect Energy Corporation unless the context otherwise states.

Item 1. FINANCIAL STATEMENTS

PROSPECT ENERGY CORPORATION
BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2005	June 30, 2005

	(unaudited)
Assets
Cash held in segregated account (Note 3)	$9,587	$9,587
Investment, Gas Solutions Holdings, Inc. at value (cost - $23,327 and $23,327, respectively, Note 3)	29,700	29,500
Investments, at value (cost - $63,917 and $64,197, respectively, Note 3)	63,962	64,366
Accrued interest receivable	502	206
Due from Gas Solutions Holdings, Inc. (Note 3)	7	201
Due from Investment Advisor (Note 5)	3	—
Due from Prospect Administration (Note 5)	14	—
Prepaid expenses	297	49

Total assets	$104,072	$103,909

Liabilities
Accrued liabilities	$1,014	$818
Due to Investment Advisor (Note 5)	16	77
Other current liabilities	13	47

Total liabilities	1,043	942

Commitments and contingencies (Notes 3 and 7)
Stockholders’ equity (Notes 1, 4 and 6)
Common stock, par value $.001 per share, 100,000,000 and 100,000,000 common shares authorized, respectively, 7,055,100 and 7,055,100 issued and outstanding, respectively	7	7
Paid-in capital in excess of par	96,955	96,955
Distributions in excess of net investment income	(351)	(337)
Net unrealized appreciation	6,418	6,342

Total stockholders’ equity	103,029	102,967

Total liabilities and stockholders’ equity	$104,072	$103,909

Net asset value per share	$14.60	$14.59

See notes to financial statements.

PROSPECT ENERGY CORPORATION
SCHEDULE OF INVESTMENTS (unaudited)
(in thousands, except share amounts)
September 30, 2005

Portfolio Investments (1)	Locale / Industry	Principal Amount / Shares	Cost	Fair Value (2)	% of Net Assets

Gas Solutions Holdings, Inc. (4)	Texas/Gas gathering and processing
- Common shares		100	$4,927	$11,300	10.9%
- Subordinated secured note, 18% 12/23/11		$18,400	18,400	18,400	17.9%

- Total			23,327	29,700	28.8%

Unity Virginia Holdings, LLC (3)	Virginia/ Coal production
- Preferred stock, 100%, non-voting		585	585	585	0.6%
- Subordinated secured note, 17.65%, 1/31/09		$3,315	3,243	3,217	3.1%

- Total			3,828	3,802	3.7%

Stryker Energy II, LLC (3)	Ohio / Oil and gas production
- Preferred shares, Class B		539	539	539	0.5%
- Common shares, Class A		931	931	931	0.9%
- Senior secured note, 14.12%, 4/8/10		$13,330	13,110	13,056	12.7%

- Total			14,580	14,526	14.1%

Whymore Coal (3)	Kentucky/ Coal production
-Preferred shares, Convertible, Series A		1,000	—	123	0.1%
- Senior secured note, 15.00%, 3/31/09		$5,810	5,810	5,810	5.7%

-Total			5,810	5,933	5.8%

Natural Gas Systems, Inc. (3)	Texas/Oil and gas production
- Warrants		1,000	210	135	0.1%
- Senior secured note, 14.00%, 2/3/10		$4,000	3,747	3,720	3.6%

- Total			3,957	3,855	3.7%

PROSPECT ENERGY CORPORATION
SCHEDULE OF INVESTMENTS (unaudited)
(in thousands, except share amounts)
September 30, 2005 (continued)

Portfolio Investments (1)	Locale / Industry	Principal Amount / Shares	Cost	Fair Value (2)	% of Net Assets

Miller Petroleum, Inc.(3)	Tennessee/Oil and gas production
- Warrants, Expires 5/4/10		630	$150	$240	0.2%
- Senior secured note, 12.50%, 8/21/06		$3,150	2,997	2,997	2.9%

- Total			3,147	3,237	3.1%

Worcester Energy Company, Inc. (3)	Maine/Wood processing and biomass power generation
- Preferred Shares, Convertible, Series A		1,000	—	15	0.0%
- Senior secured note, 12.50%, 12/31/06		$10,750	10,485	10,485	10.2%

- Total			10,485	10,500	10.2%

Arctic Acquisition Corporation (3)	Texas/Oilfield services
-Warrant, Expires 7/19/12		1	1,014	1,014	1.0%
- Senior secured note, 13.00%, 6/15/2009		$9,250	8,050	8,050	7.8%

- Total			9,064	9,064	8.8%

Total Portfolio Investments			74,198	80,616	78.2%

U.S. Government Securities	Yield to Maturity

Federal Home Loan Bank Discount Note 10/6/2005	3.41%	$10,000	9,997	9,997	9.7%

Money Market Fund		Shares

First American Prime Obligation Fund (Class Y)		3,049	3,048	3,048	3.0%

Total Investments			$87,244	$93,662	90.9%

See notes to financial statements.

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

PROSPECT ENERGY CORPORATION
SCHEDULE OF INVESTMENTS
(in thousands, except share amounts)
June 30, 2005

Portfolio Investments (1)	Locale / Industry	Principal Amount / Shares	Cost	Fair Value (2)	% of Net Assets

Gas Solutions Holdings, Inc. (4)	Texas/Gas gathering and processing
- Common shares		100	$4,927	$11,100	10.8%
- Subordinated secured note, 18% 12/23/11		$18,400	18,400	18,400	17.9%

- Total			23,327	29,500	28.7%

Unity Virginia Holdings, LLC (3)	Virginia/ Coal production
- Preferred stock, 100%, non-voting		585	585	585	0.6%
- Subordinated secured note, 17.65%, 1/31/09		$3,315	3,210	3,210	3.1%

- Total			3,795	3,795	3.7%

Stryker Energy II, LLC (3)	Ohio / Oil and gas production
- Preferred shares, Class B		539	539	539	0.5%
- Common shares, Class A		931	931	947	0.9%
- Senior secured note, 14.12%, 4/8/10		$8,330	8,177	8,177	7.9%

- Total			9,647	9,663	9.3%

Whymore Coal (3)	Kentucky/ Coal production
-Preferred shares, Convertible, Series A		1,000	—	123	0.1%
- Senior secured note, 15.00%, 3/31/09		$4,885	4,885	4,885	4.7%

-Total			4,885	5,008	4.8%

Natural Gas Systems, Inc. (3)	Texas/Oil and gas production
- Warrants		1,000	210	175	0.2%
- Senior secured note, 14.00%, 2/3/10		$4,000	3,729	3,746	3.6%

- Total			3,939	3,921	3.8%

PROSPECT ENERGY CORPORATION
SCHEDULE OF INVESTMENTS
(in thousands, except share amounts)
June 30, 2005 (continued)

Portfolio Investments (1)	Locale / Industry	Principal Amount / Shares	Cost	Fair Value (2)	% of Net Assets

Miller Petroleum, Inc.(3)	Tennessee/Oil and gas production
- Warrants, Expires 5/4/10		630	$365	$365	0.4%
- Senior secured note, 12.50%, 8/21/06		$3,150	2,730	2,778	2.7%

- Total			3,095	3,143	3.1%

Total Portfolio Investments			48,688	55,030	53.5%

U.S. Government Securities	Yield to Maturity

U.S. Treasury Bill 7/7/05	2.52%	$5,518	5,516	5,516	5.4%
U.S. Treasury Bill 7/14/05	2.49%	9,514	9,505	9,505	9.2%
U.S. Treasury Bill 7/21/05	2.55%	22,261	22,226	22,226	21.6%

Total US Government Securities			37,247	37,247	36.2%

Money Market Fund		Shares

First American Prime Obligation Fund (Class Y)		1,589	1,589	1,589	1.5%

Total Investments			$87,524	$93,866	91.2%

See notes to financial statements.

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

PROSPECT ENERGY CORPORATION
STATEMENTS OF OPERATIONS
(in thousands)

	Three months ended September 30, 2005	Three months ended September 30, 2004	Twelve months ended June 30, 2005

	(unaudited)	(unaudited)
Investment income
Interest income	$1,361	$266	$1,882
Interest income, Gas Solutions Holdings, Inc.	828	—	2,704
Dividend income	196	—	284
Dividend income, Gas Solutions Holdings, Inc. (Note 3)	556	—	3,151
Other income	168	—	72

Total investment income	3,109	266	8,093

Operating expenses
Investment advisory fee (Note 5)	510	337	1,808
Administration costs (Note 5)	56	73	266
Legal fees (Note 3)	719	160	2,575
Valuation services	41	—	42
Other professional fees	122	—	230
Insurance expense	98	61	325
Directors’ fees	55	—	220
Organizational costs (Note 4)	—	—	25
General and administrative expenses	93	69	191

Total operating expenses	1,694	700	5,682

Net investment income (loss)	1,415	(434)	2,411

Net realized loss	(18)	—	(2)
Net unrealized appreciation (depreciation)	76	(7)	6,342

Net increase (decrease) in stockholders’ equity resulting from operations	$1,473	$(441)	$8,751

Basic and diluted net increase (decrease) in stockholders equity per common share resulting from operations (Note 6)	$0.21	$(0.09)	$1.24

See notes to financial statements.

PROSPECT ENERGY CORPORATION AND SUBSIDIARY
STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share amounts)

	Common Stock		Paid in Capital in Excess of Par	Distributions in Excess of Net Investment Income/(Loss)	Net Unrealized Appreciation	Total Stockholders’ Equity

	Shares	Amount

Balance, June 30, 2004	100	—	1	(100)	—	(99)

Issuance of common stock from public offering (net of underwriting costs)	7,055,000	$7	98,417	—	—	98,424
Offering costs	—	—	(1,463)	—	—	(1,463)
Net increase in stockholders’ equity resulting from operations for the year ended June 30, 2005	—	—	—	2,409	6,342	8,751
Dividends declared ($0.38 per share) and paid to stockholders	—	—	—	(2,646)	—	(2,646)

Balance, June 30, 2005	7,055,100	7	96,955	(337)	6,342	102,967

Net increase in stockholders’ equity resulting from operations for the three months ended September 30, 2005 (unaudited)	—	—	—	1,397	76	1,473
Dividends declared ($0.20 per share) and paid to stockholders (unaudited)	—	—	—	(1,411)	—	(1,411)

Balance, September 30, 2005 (unaudited)	7,055,100	$7	$96,955	$(351)	$6,418	$103,029

See notes to financial statements.

PROSPECT ENERGY CORPORATION
STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended September 30, 2005	Three months ended September 30, 2004	Twelve months ended June 30, 2005

	(unaudited)	(unaudited)
Cash flows from operating activities:
Net increase in stockholders’ equity resulting from operations	$1,473	$(441)	$8,751
Adjustments to reconcile net increase in stockholders’ equity resulting from operations to net cash provided by (used in) operating activities:
Net unrealized appreciation (depreciation) on investments	(76)	7	(6,342)
Amortization of loan origination fees	(131)	—	—
Change in operating assets and liabilities:
Purchases of investments	(939,046)	(96,877)	(701,630)
Sale / refinancing of investments	939,457	—	614,106
Increase in prepaid expenses	(248)	(299)	(49)
Increase in accrued interest receivable	(296)	(157)	(206)
Decrease (increase) in due from Gas Solutions Holdings, Inc.	194	—	(201)
Increase in due from Investment Advisor	(3)	(53)	—
Increase in due from Prospect Administration	(14)	—	—
Increase in accrued liabilities	196	1,330	818
Increase (decrease) in other current liabilities	(34)	50	47
Decrease in due to Investment Advisor	(61)	(100)	(23)

Net cash provided by (used in) operating activities	1,411	(96,540)	(84,729)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	—	98,424	98,424
Offering costs from the issuance of common stock	—	(1,463)	(1,463)
Dividends declared and paid	(1,411)	—	(2,646)

Net cash provided by (used in) financing activities	(1,411)	96,961	94,315

Net increase in cash	—	421	9,586
Cash, beginning of period	9,587	1	1

Cash, end of period	$9,587	$422	$9,587

See notes to financial statements.

PROSPECT ENERGY CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited)
(in thousands except share and per share amounts)

Note 1. Organization and Interim Financial Statements

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

Prospect Energy focuses primarily on investments in energy companies and will invest, under normal circumstances, at least 80.0% of its net assets (including the amount of any borrowings for investment purposes) in these companies. At September 30, 2005, 78.3% of its net assets were invested in energy companies with the remainder invested in U.S. government and money market securities. Prospect Energy is a non-diversified company within the meaning of the 1940 Act. Prospect Energy concentrates on making investments in energy companies having annual revenues of less than $250.0 million and in transaction sizes of less than $100.0 million.  In most cases, these companies are privately held or have thinly traded public equity.

The accompanying financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  These financial statements should be read in conjunction with the audited financial statements that were included in the Company’s form 10-K for the year ended June 30, 2005.

In the opinion of management, all adjustments (consisting primarily of normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company.  Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

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

(3) It is expected that most of the investments in the Company’s portfolio will not have readily available market values. Debt and equity securities whose market prices are not readily available are valued at fair value, with the assistance of an independent valuation service, using a valuation policy and a consistently applied valuation process which is under the direction of our board of directors.

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

As part of the fair valuation process, the Audit Committee reviews the preliminary evaluations prepared by the independent valuation firm engaged by the Board of Directors. Management and the independent valuation firm respond to the preliminary evaluation to reflect comments provided by the Audit Committee. The Audit Committee reviews the final valuation report and makes a recommendation to the Board of Directors based on its analysis of the methodologies employed and the various weights that should be accorded to each portion of the valuation as well as factors that the independent valuation firm and management may not have included in their evaluation process. The Board of Directors then evaluates the Audit Committee recommendations and undertakes a similar analysis to determine the fair value of each investment in the portfolio in good faith.

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

Federal and State Income Taxes:

Prospect Energy has elected to be treated as a regulated investment company and intends to continue to comply with the requirements of the Internal Revenue Code of 1986 (the “Code”), applicable to regulated investment companies. Prospect Energy is required to distribute at least 90% of its investment company taxable income and currently intends to distribute or retain through a deemed distribution all of its investment company taxable income and net capital gain to shareholders; therefore, we have made no provision for income taxes.

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

Consolidation:

As an investment company, Prospect Energy only consolidates subsidiaries which are also investment companies.  At September 30, 2005, Prospect Energy did not have any consolidated subsidiaries.

Guarantees and Indemnification Agreements:

The Company follows FASB Interpretation Number 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” (“FIN 45”).  FIN 45 elaborates on the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees.  FIN 45 did not have a material effect on the financial statements.  Refer to Note 3 for further discussion of guarantees and indemnification agreements.

Note 3. Portfolio Investments

As required by the 1940 Act, we classify our investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally viewed to exist when a company or individual owns 25% or more of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through ownership of an amount greater than 5% but less than 25% of the voting securities of the investee company.  The Company owns 100% of the outstanding common equity shares of Gas Solutions Holdings, Inc. (“GSHI”) and therefore, has a controlling interest.  The Company has no other controlled or affiliated investments.

GSHI has indemnified Prospect Energy against any legal action arising from its investment in Gas Solutions, LP. Prospect Energy has incurred approximately $0.420 million and $0.760 million in fees associated with this legal action for the three months ended September 30, 2005 and for the twelve months ended June 30, 2005, respectively. GSHI has reimbursed Prospect Energy $1.173 million as of September 30, 2005. Prospect Energy has a receivable from GSHI of approximately $0.007 million and $0.201 million as of September 30, 2005 and June 30, 2005, respectively. The $0.420 million and $0.760 million reimbursement is reflected as dividend income, Gas Solutions Holdings, Inc. on the accompanying statement of operations for the three months ended September 30, 2005 and the twelve months ended June 30, 2005, respectively.

The Company has provided a limited indemnity to Citibank Texas, N.A. related to Citibank’s term loan to GSHI. The limited indemnity requires us to indemnify Citibank for up to $12.0 million if it realizes losses on the term loan related to certain claims. This limited indemnity is backed by segregated funds in Prospect Energy’s account valued at $9.6 million.  During the quarter ended June 30, 2005, $3.3 million of previously segregated funds were released to the Company. This reduction reflects prior payments by GSHI to Citibank Texas, N.A. These funds are released upon the earlier of legal resolution of such claims, should any be made, or 91 days after the loan with Citibank Texas, N.A. is refinanced or otherwise repaid.

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

Debt placements and interests in non-voting equity securities with an original cost basis of $25.354 million were acquired during the three months ended September 30, 2005.

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

Note 5. Related Party Agreements and Transactions

Investment Advisory Agreement

Prospect Energy has entered into an Investment Advisory Agreement with Prospect Capital Management LLC (the “Investment Adviser”) under which the Investment Adviser, subject to the overall supervision of Prospect Energy’s board of directors, will manage the day-to-day operations of, and provide investment advisory services to, Prospect Energy. For providing these services the Investment Adviser will receive a fee from Prospect Energy, consisting of two components--a base management fee and an incentive fee. The base management fee will be calculated at an annual rate of 2.00% on Prospect Energy’s gross assets (including amounts borrowed). For services rendered under the Investment Advisory Agreement during the period commencing from the closing of Prospect Energy’s initial public offering through and including the first six months of operations, the base management fee was payable monthly in arrears. Therefore, services rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. Subsequently, the base management fee is calculated based on the average value of Prospect Energy’s gross assets at the end of the two most recently completed calendar quarters (the closing of Prospect Energy’s initial public offering was treated as a quarter end for these purposes) and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial month or quarter are appropriately pro rated.

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

The Investment Advisory fees were $0.510 million and $1.808 million for the three months ended September 30, 2005 and for the twelve months ended June 30, 2005, respectively; during these periods there were no incentive fees.  At September 30, 2005 the Company owed the Investment Advisor $0.016 million in investment advisory base management fees as the final gross assets as of the prior quarter exceeded the estimated gross assets.  Also, the Company was owed $0.003 million for legal costs that it paid on behalf of the Investment Advisor.

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

The Company reimbursed Prospect Administration $0.056 million and $0.266 million for the three months ended September 30, 2005 and for the twelve months ended June 30, 2005, respectively, for services it provided to Prospect Energy at cost. The Company also reimbursed Prospect Administration for certain expenses which it initially funded on behalf of the Company.  At September 30, 2005, the Company was owed $0.014 million for tax compliance fees that is paid on behalf of Prospect Adminstration.

Managerial Assistance

As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We have received no fees and $0.077 million for the three months ended September 30, 2005 and for the twelve months ended June 30, 2005, respectively, of these assistance fees from GSHI. These fees are paid to the Investment Advisor.

Note 6. Financial Highlights

The following is a schedule of financial highlights for the three months ended September 30, 2005 and for the twelve months ended June 30, 2005:

	For the three months ended September 30, 2005	For the twelve months ended June 30, 2005

Per share data (1):
Net asset value at beginning of period	$14.59	$(0.01)
Proceeds from initial public offering	—	13.95
Costs related to the initial public offering	—	(0.21)
Net investment income	0.20	0.34
Net unrealized appreciation	0.01	0.90
Dividends declared and paid	(0.20)	(0.38)

Net asset value at end of period	14.60	14.59

Per share market value at end of period	$13.35	$12.60
Current yield on long-term investments	19.05%	21.25%
Total return based on market value (2)	7.54%	(13.46)%
Total return based on net asset value (2)	1.44%	7.40%
Shares outstanding at end of period	7,055,100	7,055,100
Ratio/supplemental data:
Net assets at end of period (in thousands)	$103,029	$102,967
Annualized ratio of operating expenses to average net assets	6.99%	5.52%
Annualized ratio of net operating income to average net assets	5.50%	8.50%

(1) Financial highlights as of September 30, 2005 and June 30, 2005 are based on 7,055,100 shares outstanding.

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

On December 6, 2004, Dallas Gas Partners, LP (“DGP”) served Prospect Energy with a Complaint filed November 30, 2004 in the United States District for the Southern District of Texas, Galveston Division. DGP alleges that DGP was defrauded and that Prospect Energy breached its fiduciary duty to DGP and tortiously interfered with DGP’s contract to purchase Gas Solutions, Ltd. (a subsidiary of our portfolio company, GSHI) in connection with Prospect Energy’s alleged agreement in September 2004 to loan DGP funds with which DGP intended to buy Gas Solutions, Ltd. for approximately $26 million. The Complaint seeks relief not limited to $100 million. On August 9, 2005, we filed our Motion for Summary Judgment requesting dismissal of the DGP suit in its entirety based on a written agreement dated September 23, 2004 that Prospect and the partners of DGP negotiated under which Prospect paid $2.5 million and reimbursed all of DGP’s expenses totaling over $1.5 million in return for an assignment of DGP’s contract to purchase Gas Solutions, Ltd., and the parties exchange of mutual releases. We believe that the DGP Complaint is frivolous and without merit, and intend to defend the matter vigorously.

On April 7, 2005 a former officer of the Company filed a complaint with the Occupational Safety and Health Administration of the Department of Labor (“OSHA”) alleging discrimination, retaliation, infliction of emotional distress and other claims. This officer seeks economic reinstatement and other relief. On September 15, 2005, OSHA issued findings, including an order dismissing this complaint. The complainant has filed written objections to the order and has requested a hearing before an Administrative Law Judge. The Company does not believe that these claims, even if ultimately resolved against the Company, would be material. The Company believes the complaint is frivolous and without merit and intends to defend itself vigorously.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Prospect Energy Corporation to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, expenses, earnings or losses from operations or investments, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include risks that are described from time to time in our Securities and Exchange Commission, or the “SEC”, reports filed before this report.

The forward-looking statements included in this quarterly report represent our estimates as of the date of this quarterly report. We specifically disclaim any obligation to update these forward-looking statements in the future. Some of the statements in this quarterly report constitute forward-looking statements, which relate to future events or our future performance or financial condition. Such forward-looking statements contained in this quarterly report involve risks and uncertainties.

We use words such as “anticipates,” “believes,” “expects,” “future,” “intends” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason. We caution you that forward-looking statements of this type are subject to uncertainties and risks, many of which cannot be predicted or quantified.

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-Q.

Overview

Prospect Energy was incorporated under the Maryland General Corporation Law in April 2004. We have elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). Accordingly, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less.

We completed our initial public offering on July 30, 2004. As of September 30, 2005, we continue to pursue our investment strategy and 78.2% of our net assets are invested in energy companies, with the remainder invested in U.S. government and money market securities.

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

Our portfolio generated an annualized current yield of 19.1 % and 21.3% as of September 30, 2005 and as of June 30, 2005, respectively, across all our long-term debt and equity investments.  This yield includes interest from all of our long-term investments as well as dividends from GSHI and Unity Virginia Holdings. We expect this number to decline over time as we become fully invested. Monetization of, or dividends from, other equity positions that we hold is not included in this yield estimate.

Results of Operations

Results comparisons to the quarter ended September 30, 2004 may not necessarily be meaningful as our portfolio was largely invested in cash equivalents from our initial IPO in July of 2004. Accordingly, references and comparisons are made against our previous quarter ended June 30, 2005 in addition to the quarter ended September 30, 2004.

Investment Activity

We completed our fourth full quarter of operations since completion of our initial public offering on July 30, 2004, with approximately 9.7% of our net assets invested in obligations of the Federal Home Loan Bank; 78.2% or about $80.6 million in eight long-term portfolio investments; and 3.0% in a money market fund. The remaining 9.0% was comprised of 9.3% in the segregated account described below and (0.3%) in liabilities in excess of other assets.

Long-Term Portfolio Investments

During the quarter ended September 30, 2005, we completed two new investments totaling approximately $19.5 million in Worcester Energy Corporation (“WECO”) and Arctic Acquisition Corporation (“Arctic”) and two follow-on fundings totaling approximately $5.9 million in Whymore Coal Company (“Whymore”) and Stryker II Energy, LLC (“Stryker”).

On July 19, 2005, we provided $9.0 million of senior secured debt financing to Arctic Acquisition Corp. (“Arctic”) alongside $6.8 million of equity from Petro Capital IV, LP, of Dallas, Texas.  The funding was used by Arctic to acquire the business and assets of Arctic Recoil, Inc., and to provide working and expansion capital to Arctic. As part of this investment, we also received an equity position in Arctic. Arctic is a privately owned and operated oilfield services company based in Houston, Texas that provides drillers with equipment that includes coiled tubing units, nitrogen pumps, fluid power pumps, trucks, cranes, and trailers. Arctic also specializes in high pressure coiled tubing workovers. Coiled tubing is one of the faster growing segments of the oilfield services sector, with applications such as wellbore cleanouts, acid stimulations, fracing, drilling, and logging.

On August 10, 2005, we provided an additional $0.6 million of senior secured debt financing to Whymore.  On September 22, 2005, we further provided an additional $0.3 million of senior secured debt financing to Whymore.

On September 15, 2005, we provided an additional $5.0 million of senior secured debt financing to Stryker.

On September 28, 2005 we provided $10.5 million of senior secured debt financing to Worcester Energy Partners, Inc. (“WECO”), a wood processing and biomass power generation business based in Deblois, Maine. WECO is a privately owned renewable energy company that operates a wood harvesting and chipping business as well as a newly refurbished 25.85 megawatt wood-fired power plant. Built in 1988, the plant has operated intermittently over the past decade and recently has been recommissioned for baseload operations. The wood harvesting and chipping business has access to more than 16,000 acres of wood fuel, and the plant has long-term contracts for the sale of electricity as well as renewable energy credits. Prospect’s funding has been utilized to refinance existing debt and to provide working capital to re-initiate plant operations. Prospect is receiving an equity position in WECO as part of the investment, including a minimum internal rate of return on Prospect’s investment.

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

Investment income, which consists of interest income, dividend income, and origination fee accretion totaled $3.1 million for the quarter ended September 30, 2005 compared to $2.7 million for the quarter ended June 30, 2005 and $0.3 million for the quarter ended September 30, 2004. Interest income increased by 22.6% quarter-over-quarter as a result of interest received from one additional portfolio investment in Arctic, as well as two follow-on fundings made to Stryker and Whymore during the quarter and described earlier. The remaining investment income during the three months ended September 30, 2005 was generated primarily from investments in short-term United States Treasury Bills, Federal Home Loan Bank Discount Notes and cash equivalents.

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

Operating expenses totaled $1.7 million for the quarter ended September 30, 2005 as compared to $1.9 million for the quarter ended June 30, 2005 and $0.7 million for the quarter ended September 30, 2004. These expenses consisted of investment advisory and administrative services fees, professional fees, insurance expenses, directors fees and other general and administrative expenses. The base investment advisory fees totaled $0.5 million for the quarter ended September 30, 2005 compared to $0.5 million for the quarter ended June 30, 2005 and $0.3 million for the quarter ended September 30, 2004. No incentive fee has yet been incurred pursuant to the Investment Advisory Agreement. Legal and professional fees were higher during the three months ended September 30, 2005 than we would expect in future periods due to the occurrence of certain items and their associated costs which we would not expect to occur at this level in the future, including litigation-related costs.

Net Investment Income, Net Unrealized Appreciation and Net Increase in Stockholders’ Equity Resulting from Operations

Prospect Energy’s net investment income totaled $1.4 million for the quarter ended September 30, 2005 compared to $1.2 million for the quarter ended June 30, 2005 and ($0.4) million for the quarter ended September 30, 2004. Net investment income represents the difference between investment income and operating expenses and is directly impacted by the items described above. Net unrealized appreciation totaled $0.1 million for the quarter ended September 30, 2005 compared to $5.9 million for the quarter ended June 30, 2005 and $0.0 million for the quarter ended September 30, 2004, primarily as a result of the increase in fair value of our investment in GSHI. Net increase in stockholders’ equity resulting from operations represents the sum of the returns generated from net investment income, realized gains (losses) and from unrealized appreciation (depreciation).

Financial Condition, Liquidity and Capital Resources

The Company’s liquidity and capital resources were generated primarily from the remaining net proceeds of its initial public offering as well as from cash flows from operations.  We generated $97.0 million in cash from the net proceeds of our initial offering. We also generated cash flows from operations totaling $1.4 million for the quarter ended September 30, 2005 compared to $1.2 for the quarter ended June 30, 2005 and ($0.4) million for the quarter ended September 30, 2005. We declared and paid dividends totaling $1.4 million for the quarter ended September 30, 2005 compared to $1.1 million for the quarter ended June 30, 2005 and $0.0 million for the quarter ended September 30, 2004. In the future, we may also fund a portion of our investments through borrowings from banks, issuances of senior securities or secondary offerings. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. We have initiated discussions with providers of commercial credit with respect to a syndicated commercial credit facility which, together with other borrowings (which may include reverse repos and similar transactions), may be used in the future to leverage our capital. Our objective is to put in place such borrowings in order to expand our portfolio.  Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

At September 30, 2005, we had $9.6 million in cash held in a segregated account in conjunction with a limited indemnity issued to Citibank Texas, N.A. (formerly First American Bank, SSB). The limited indemnity with Citibank requires us to indemnify Citibank for up to $12.0 million for any losses it realizes on its term loan to GSHI resulting only from potential legal claims that might or could be asserted by certain third parties. These funds are to be released after the earlier of final legal resolution of such claims, should any be made, or 91 days after the Citibank loan is refinanced or otherwise repaid.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates, equity price risk and some of the loans in our portfolio may have floating rates. To date, a significant, but declining, percentage of our assets have been and are invested in short-term U.S. Treasury bills. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the three months ended September 30, 2005 and the twelve months ended June 30, 2005, we did not engage directly in hedging activities.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, Prospect Energy carried out an evaluation, under the supervision and with the participation of Prospect Energy’s management, including Prospect Energy’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of Prospect Energy’s disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, as of October 31, 2005, the chief executive officer and the chief financial officer have concluded that Prospect Energy’s current disclosure controls and procedures are effective in timely alerting them of material information relating to Prospect Energy that is required to be disclosed by Prospect Energy in the reports it files or submits under the Securities Exchange Act of 1934.

Internal Control Over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such responsibility is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, and for performing an assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Prospect Energy’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

At March 31, 2005, Prospect Energy’s wholly owned portfolio company, GSHI, paid certain legal fees associated with Prospect’s restructuring of the GSHI transaction in the amount of $0.414 million. At the time, Prospect Energy’s management made the determination that these legal fees should not be reimbursed to their wholly owned subsidiary, in effect triggering a distribution. This distribution was deemed to be a return of capital, reducing Prospect Energy’s basis in GSHI without determining the cumulative earnings of GSHI as defined by GAAP and whether the distribution was a dividend. Management has since conducted an analysis of the cumulative GAAP earnings of GSHI and has determined that the distribution was indeed a return of capital and that the Company appropriately reduced its basis in GSHI. At June 30, 2005, Prospect Energy was reimbursed for $0.559 million and was owed $0.201 million of legal fees with respect to the Dallas Gas Partners Litigation (Note 7). The reimbursement is not considered an arms length transaction, in effect triggering a distribution. This distribution was deemed to be an expense reimbursement, reducing Prospect Energy’s Legal Fees, not as a distribution which requires a determination of the cumulative earnings of GSHI as defined by GAAP and whether the distribution was a dividend. Management has since conducted an analysis of the cumulative GAAP earnings of GSHI and has determined that the distribution was indeed a dividend and that the Company had to increase its dividend income and legal fees. Management has mitigated this control weakness by preparing a monthly analysis of GSHI’s cumulative GAAP earnings.

There have been no changes in Prospect Energy’s internal control over financial reporting that occurred during the three months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On December 6, 2004, Dallas Gas Partners, LP (“DGP”) served Prospect Energy with a Complaint filed November 30, 2004 in the United States District for the Southern District of Texas, Galveston Division. DGP alleges that DGP was defrauded and that Prospect Energy breached its fiduciary duty to DGP and tortiously interfered with DGP’s contract to purchase Gas Solutions, Ltd. (a subsidiary of our portfolio company, GSHI) in connection with Prospect Energy’s alleged agreement in September 2004 to loan DGP funds with which DGP intended to buy Gas Solutions, Ltd. for approximately $26 million. The Complaint seeks relief not limited to $100 million. On August 9, 2005, we filed our Motion for Summary Judgment requesting dismissal of the DGP suit in its entirety based on a written agreement dated September 23, 2004 that Prospect and the partners of DGP negotiated under which Prospect paid $2.5 million and reimbursed all of DGP’s expenses totaling over $1.5 million in return for an assignment of DGP’s contract to purchase Gas Solutions, Ltd., and the parties exchange of mutual releases. We believe that the DGP Complaint is frivolous and without merit, and intend to defend the matter vigorously.

On April 7, 2005 a former officer of the Company filed a complaint with the Occupational Safety and Health Administration of the Department of Labor (“OSHA”) alleging discrimination, retaliation, infliction of emotional distress and other claims. This officer seeks economic reinstatement and other relief. The Company does not believe that these claims, even if ultimately resolved against the Company, would be material. The Company believes the complaint is frivolous and without merit and intends to defend itself vigorously. On September 15, 2005, OSHA issued findings, including an order dismissing the complaint. The complainant may file written objections to the order and request a hearing before an Administrative Law Judge.

We are not aware of any other material pending legal proceeding, and no such material proceedings are known to be contemplated, to which we are a party or of which any of our property is subject.

Item 2. Unrealized Sales of Equity Securities and Use of Proceeds.

Not Applicable

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

PROSPECT ENERGY CORPORATION
(Registrant)

Dated: November 14, 2005	By:	/s/ John F. Barry III

John F. Barry III
Chief Executive Officer and Chairman of the
Board of Directors