Form 10-Q
period 2005-12-31
PROSPECT ENERGY CORP
filed 2006-02-09
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

          The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of December 31, 2005 was 7,055,100.

PROSPECT ENERGY CORPORATION
FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2005
TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION	3

Item 1.	FINANCIAL STATEMENTS (unaudited)	3
	Balance Sheets as of December 31, 2005 and June 30, 2005	3
	Schedule of Investments as of December 31, 2005	4
	Schedule of Investments as of June 30, 2005	6
	Statements of Operations for the three and six months ended December 31, 2005, for the three and six months ended December 31, 2004 and for the twelve months ended June 30, 2005.	8
	Statement of Stockholders’ Equity for the six months ended December 31, 2005 and for the twelve months ended June 30, 2005	9
	Statements of Cash Flows for the six months ended December 31, 2005, for the six months ended December 31, 2004 and for the twelve months ended June 30, 2005	10
	Notes to Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21
Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION	22

Item 1.	Legal Proceedings	22
Item 2.	Unregistered Sales in Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	23
Item 6.	Exhibits	23
	Signatures	24

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PROSPECT ENERGY CORPORATION
BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2005	June 30, 2005

	(unaudited)
Assets
Cash held in segregated account (Note 3)	$—	$9,587
Investment in controlled entity, Gas Solutions Holdings, Inc. at value (cost - $23,274 and $23,327, respectively, Note 3)	30,100	29,500
Investments in uncontrolled entities, at value (cost - $74,477 and $64,197, respectively, Note 3)	74,557	64,366
Accrued interest receivable	483	206
Due from Gas Solutions Holdings, Inc. (Note 3)	—	201
Due from Prospect Capital Management, LLC (Note 5)	5	—
Due from Prospect Administration, LLC (Note 5)	20	—
Prepaid expenses	219	49

Total assets	$105,384	$103,909

Liabilities
Accrued liabilities	$592	$818
Due to Prospect Capital Management, LLC (Note 5)	1,032	77
Other current liabilities	107	47

Total liabilities	1,731	942

Commitments and contingencies (Notes 3 and 7)
Stockholders’ equity (Notes 1, 4 and 6)
Common stock, par value $.001 per share (100,000,000 and 100,000,000 common shares authorized, respectively, 7,055,100 and 7,055,100 issued and outstanding, respectively)	7	7
Paid-in capital in excess of par	97,026	96,955
Distributions in excess of net investment income	(286)	(337)
Net unrealized appreciation	6,906	6,342

Total stockholders’ equity	103,653	102,967

Total liabilities and stockholders’ equity	$105,384	$103,909

Net asset value per share	$14.69	$14.59

See notes to financial statements.

PROSPECT ENERGY CORPORATION
SCHEDULE OF INVESTMENTS (unaudited)
(in thousands, except share amounts)
December 31, 2005

Portfolio Investments (1)	Locale/ Industry	Principal Amount/ Shares	Cost	Fair Value (2)	% of Net Assets

Gas Solutions Holdings, Inc. (4)	Texas/Gas gathering and processing
- Common shares		100	$4,874	$11,700	11.3%
- Subordinated secured note, 18.00% due 12/23/2012		$18,400	18,400	18,400	17.8%

- Total			23,274	30,100	29.1%

Unity Virginia Holdings, LLC (3)	Virginia/Coal production
- Preferred shares, 100%, non-voting		86	501	501	0.5%
- Subordinated secured note, 17.65% due 1/31/2009		$3,078	3,013	2,987	2.9%

- Total			3,514	3,488	3.4%

Stryker Energy II, LLC (3)	Ohio / Oil and gas production
- Common shares, Class A		931	931	931	0.9%
- Preferred shares, Class B		539	539	539	0.5%
- Senior secured note, 14.12% due 4/8/2010		$13,330	13,118	13,154	12.7%

- Total			14,588	14,624	14.1%

Whymore Coal (3)	Kentucky/Coal production
- Preferred shares, Convertible, Series A		1,000	—	123	0.1%
- Senior secured note, 15.00% due 3/31/2009		$5,810	5,810	5,810	5.6%

- Total			5,810	5,933	5.7%

Natural Gas Systems, Inc. (3)	Texas/Oil and gas production
- Warrants, Expiring 2/2/2010		600,000	210	80	0.1%
- Warrants, Revocable, Expiring 2/2/2010		400,000	—	50	0.0%
- Senior secured note, 14.00% due 2/3/2010		$4,000	3,757	3,729	3.6%

- Total			3,967	3,859	3.7%

PROSPECT ENERGY CORPORATION
SCHEDULE OF INVESTMENTS (unaudited)
(in thousands, except share amounts)
December 31, 2005 (continued)

Portfolio Investments (1)	Locale/ Industry	Principal Amount/ Shares	Cost	Fair Value (2)	% of Net Assets

Miller Petroleum, Inc. (3)	Tennessee/Oil and gas production
- Warrants, Expiring 5/4/2010		630,000	$150	$190	0.2%

Worcester Energy Company, Inc. (3)	Maine/Wood processing and biomass power generation
- Preferred stock, Convertible, Series A		1,000	—	15	0.0%
- Senior secured note, 12.50% due 12/31/2012		$10,750	10,494	10,494	10.1%

- Total			10,494	10,509	10.1%

Arctic Acquisition Corporation (3)	Texas/Oilfield services
- Warrants, Common shares, Expiring 7/19/2012		596,251	507	507	0.5%
- Warrants, Preferred shares, Expiring 7/19/2012		1,054	507	507	0.5%
- Senior secured note. 13.00% due 6/15/2009		$9,250	8,109	8,109	7.8%

- Total			9,123	9,123	8.8%

Total Portfolio Investments			70,920	77,826	75.1%

U.S. Government Security	Yield to Maturity (5)

Federal Home Loan Bank Discount Note due 1/5/2006	3.40%	$21,039	21,032	21,032	20.3%

Money Market Funds		Shares

First American Prime Obligation Fund (Class Y)		4,800,000	4,800	4,800	4.6%
Fidelity Institutional Government Portfolio (Class I)		999,000	999	999	1.0%

- Total			5,799	5,799	5.6%

Total Investments			$97,751	$104,657	101.0%

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
(5) Yield to maturity at time of purchase.

PROSPECT ENERGY CORPORATION
SCHEDULE OF INVESTMENTS (unaudited)
(in thousands, except share amounts)
June 30, 2005

Portfolio Investments (1)	Locale/ Industry	Principal Amount/ Shares	Cost	Fair Value (2)	% of Net Assets

Gas Solutions Holdings, Inc. (4)	Texas/Gas gathering and processing
- Common shares		100	$4,927	$11,100	10.7%
- Subordinated secured note, 18.00% due 12/23/2012		$18,400	18,400	18,400	17.9%

- Total			23,327	29,500	28.6%

Unity Virginia Holdings, LLC (3)	Virginia/Coal production
- Preferred shares, 100%, non-voting		100	585	585	0.6%
- Subordinated secured note, 17.65% due 1/31/2009		$3,315	3,210	3,210	3.1%

- Total			3,795	3,795	3.7%

Stryker Energy II, LLC (3)	Ohio / Oil and gas production
- Common shares, Class A		931	931	947	0.9%
- Preferred shares, Class B		539	539	539	0.5%
- Senior secured note, 14.12% due 4/8/2010		$8,330	8,177	8,177	7.9%

- Total			9,647	9,663	9.3%

Whymore Coal (3)	Kentucky/Coal production
- Preferred shares, Convertible, Series A		1,000	—	123	0.1%
- Senior secured note, 15.00% due 3/31/2009		$4,885	4,885	4,885	4.7%

- Total			4,885	5,008	4.8%

Natural Gas Systems, Inc. (3)	Texas/Oil and gas production
- Warrants, Expiring 2/2/2010		1,000,000	210	175	0.2%
- Senior secured note, 14.00% due 2/3/2010		$4,000	3,729	3,746	3.6%

- Total			3,939	3,921	3.8%

PROSPECT ENERGY CORPORATION
SCHEDULE OF INVESTMENTS (unaudited)
(in thousands, except share amounts)
June 30, 2005 (continued)

Portfolio Investments (1)	Locale/ Industry	Principal Amount/ Shares	Cost	Fair Value (2)	% of Net Assets

Miller Petroleum, Inc. (3)	Tennessee/Oil and gas production
- Warrants, Expiring 5/4/2010		630,000	$365	$365	0.4%
- Senior secured note, 12.50% due 8/21/2006		$3,150	2,730	2,778	2.7%

- Total			3,095	3,143	3.1%

Total Portfolio Investments			48,688	55,030	53.3%

U.S. Government Securities	Yield to Maturity (5)

U.S. Treasury Bill due 7/7/2005	2.52%	$5,518	5,516	5,516	5.4%
U.S. Treasury Bill due 7/14/2005	2.49%	$9,514	9,505	9,505	9.2%
U.S. Treasury Bill due 7/21/2005	2.55%	$22,261	22,226	22,226	21.6%

Total US Government Securities			37,247	37,247	36.2%

Money Market Fund		Shares

First American Prime Obligation Fund (Class Y)		1,589,000	1,589	1,589	1.5%

Total Investments			$87,524	$93,866	91.0%

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
(3) Non-control/non-affiliate position.
(4) Gas Solutions Holdings Inc. is wholly owned and controlled investments of Prospect Energy.
(5) Yield to maturity at time of purchase.

PROSPECT ENERGY CORPORATION
STATEMENTS OF OPERATIONS
(in thousands)

	For the Three months ended December 31, 2005	For the Three months ended December 31, 2004	For the Six months ended December 31, 2005	For the Six months ended December 31, 2004	For the Twelve months ended June 30, 2005

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Investment income
Interest income	$1,855	$271	$3,216	$537	$1,882
Interest income, Gas Solutions Holdings, Inc	828	976	1,656	976	2,704
Dividend income	163	—	359	—	284
Dividend income, Gas Solutions Holdings, Inc (Note 3)	843	1,700	1,399	1,700	3,151
Other income	246	—	414	—	72

Total investment income	3,935	2,947	7,044	3,213	8,093

Operating expenses
Investment advisory fees
Base management fee (Note 5)	524	495	1,034	832	1,808
Income incentive fee (Note 5)	508	—	508	—	—

Total investment advisory fees	1,032	495	1,542	832	1,808

Administration costs (Note 5)	87	96	143	169	266
Legal fees (Note 3)	391	984	1,110	1,144	2,575
Valuation services	45	—	86	—	42
Other professional fees	107	—	229	—	230
Insurance expense	85	87	183	148	325
Director’s fees	55	55	110	55	220
Organizational costs (Note 4)	—	—	—	—	25
General and Administrative expenses	93	1	186	70	191

Total operating costs	1,895	1,718	3,589	2,418	5,682

Net investment income	2,040	1,229	3,455	795	2,411

Net realized loss	—	—	(18)	—	(2)
Net unrealized appreciation	488	—	564	(7)	6,342

Net increase in stockholders’ equity resulting from operations	$2,528	$1,229	$4,001	$788	$8,751

Basic and diluted net increase in stockholder’s equity per common share resulting from operations (Note 6)	$0.36	$0.17	$0.57	$0.11	$1.24

See notes to financial statements.

PROSPECT ENERGY CORPORATION
STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share amount)

				Distributions in Excess of Net Investment Income
			Paid in Capital in Excess of Par
	Common Stock				Net Unrealized Appreciation	Total Stockholders’ Equity

	Shares	Amount

Balance, June 30, 2004	100	$—	$1	$(100)	$—	$(99)

Issuance of common stock from public offering (net of underwriting costs)	7,055,000	7	98,417	—	—	98,424
Offering costs	—	—	(1,463)	—	—	(1,463)
Net increase in stockholders’ equity resulting from operations for the year ended June 30, 2005	—	—	—	2,409	6,342	8,751
Dividends declared ($0.38 per share) and paid to stockholders				(2,646)		(2,646)

Balance, June 30, 2005	7,055,100	7	96,955	(337)	6,342	102,967

Net increase in stockholder’ equity resulting from operations for the Three months ended September 30, 2005 (unaudited)	—	—	—	1,397	76	1,473
Dividends declared ($0.20 per share) and paid to stockholders (unaudited)	—	—	—	(1,411)	—	(1,411)

Balance, September 30, 2005 (unaudited)	7,055,100	7	96,955	(351)	6,418	103,029

Offering Costs	—	—	71	—	—	71
Net increase in stockholder’ equity resulting from operations for the three months ended December 31, 2005 (unaudited)	—	—	—	2,040	488	2,528
Dividends declared ($0.28 per share) and paid to stockholders (unaudited)	—	—	—	(1,975)	—	(1,975)

Balance, December 31, 2005 (unaudited)	7,055,100	$7	$97,026	$(286)	$6,906	$103,653

See notes to financial statements

PROSPECTS ENERGY CORPORATION
STATEMENTS OF CASH FLOW
(in thousands)

	For the Six months ended December 31, 2005	For the Six months ended December 31, 2004	For the Twelve months ended June 30, 2005

	(unaudited)	(unaudited)
Cash flows from operating activities:
Net increase in stockholders’ equity resulting from operations	$4,001	$788	$8,751
Adjustments to reconcile net increase in stockholders’ equity resulting from operations to net cash used in operating activities:
Net unrealized appreciation on investments	(564)	7	(6,342)
Amortization of loan origination fees	(377)	—	(72)
Change in operating assets and liabilities:
Purchase of investments	(1,160,646)	(112,423)	(701,558)
Sale / refinancing of investments	1,150,796	26,712	614,106
Increase in prepaid expenses	(170)	(213)	(49)
Increase in accrued interest receivable	(277)	(64)	(206)
Decrease (increase) in due from Gas Solutions Holdings, Inc.	201	—	(201)
Increase in due from Prospect Capital Management, LLC	(5)	—	—
Increase in due from Prospect Administration, LLC	(20)	(42)	—
Increase (decrease) in accrued liabilities	(226)	1,335	818
Increase in other current liabilities	60	—	47
Increase (decrease) in due to Prospect Capital Management, LLC	955	491	(23)

Net cash used in operating activities	(6,272)	(83,409)	(84,729)

Cash flow from financing activities:
Net proceeds from the issuance of common stock	—	98,424	98,424
Offering costs from the issuance of common stock	71	(1,463)	(1,463)
Dividends declared and paid	(3,386)	(705)	(2,646)

Net cash (used in) provided by financing activities	(3,315)	96,256	94,315

Net (decrease) increase in cash	(9,587)	12,847	9,586
Cash, beginning of period	9,587	1	1

Cash, end of period	$—	$12,848	$9,587

See notes to financial statements.

PROSPECT ENERGY CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited)
(in thousands except share and per share amounts)

Note 1. Organization and Interim Financial Statements

Prospect Energy Corporation (“Prospect Energy” or the “Company”), a Maryland corporation, was organized on April 13, 2004 and is a closed-end investment company that has filed an election to be treated as a business development company under the Investment Company Act of 1940, (the “1940 Act”). On July 27, 2004, the Company completed its initial public offering and sold 7,000,000 shares of common stock at a price of $15.00 per share, less underwriting discounts and commissions totaling $1.05 per share. On August 27, 2004, an additional 55,000 shares were issued for a price of $15.00 per share, less underwriting discounts and commissions of $1.05 per share in connection with the exercise of an over-allotment option with respect to the offering.

Prospect Energy focuses primarily on investments in energy companies and will invest, under normal circumstances, at least 80.0% of its net assets (including the amount of any borrowings for investment purposes) in these companies. At December 31, 2005, 75.0% of its net assets were invested in energy companies with the remainder invested in U.S. government and money market securities. Prospect Energy is a non-diversified company within the meaning of the 1940 Act. Prospect Energy concentrates on making investments in energy companies having annual revenues of less than $250.0 million and in transaction sizes of less than $100.0 million. In most cases, these companies are privately held or have thinly traded public equity.

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

Note 2. Significant Accounting Policies

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ.

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

As part of the fair valuation process, the Audit Committee reviews the preliminary evaluations prepared by the independent valuation firm engaged by the Board of Directors, as well as management’s valuation recommendations.  Management and the independent valuation firm respond to the preliminary evaluation to reflect comments provided by the Audit Committee.  The Audit Committee reviews the final valuation report and management’s valuation recommendations and makes a recommendation to the Board of Directors based on its analysis of the methodologies employed and the various weights that should be accorded to each portion of the valuation as well as factors that the independent valuation firm and management may not have included in their evaluation processes.  The Board of Directors then evaluates the Audit Committee recommendations and undertakes a similar analysis to determine the fair value of each investment in the portfolio in good faith.

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

Consolidation:

As an investment company, Prospect Energy only consolidates subsidiaries which are also investment companies. At December 31, 2005, Prospect Energy did not have any consolidated subsidiaries.

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

GSHI has indemnified Prospect Energy against any legal action arising from its investment in Gas Solutions, LP. Prospect Energy has incurred approximately $0.139 million, $0.643 million and $0.760 million in fees associated with this legal action for the three months ended December 31, 2005, for the six months ended December 31, 2005 and for the twelve months ended June 30, 2005, respectively. GSHI has reimbursed Prospect Energy $1.173 million as of December 31, 2005. Prospect Energy has no receivable from GSHI and $0.201 million as of December 31, 2005 and June 30, 2005, respectively. The $1.173 million reimbursement is reflected as dividend income, Gas Solutions Holdings, Inc. on the accompanying statement of operations for the three months ended December 31, 2005, for the six months ended December 31, 2005 and the twelve months ended June 30, 2005, respectively.

The Company provided a limited indemnity to Citibank Texas, N.A. related to Citibank’s term loan to GSHI. The limited indemnity requires us to indemnify Citibank for up to $12.0 million if it realizes losses on the term loan resulting only from potential legal claims that might or could be asserted by certain third parties. This limited indemnity was backed by segregated funds in Prospect Energy’s account valued at $12.9 million. During the quarter ended December 31, 2005 and June 30, 2005, $9.6 million and $3.3 million of previously segregated funds were released to the Company, respectively. These reductions reflected a waiver of the segregated funds requirement due to the developments related to legal claims and prior payments by GSHI to Citibank Texas, N.A., respectively.

On December 6, 2004, Dallas Gas Partners, LP (“DGP”) served Prospect Energy with a Complaint filed November 30, 2004 in the United States District for the Southern District of Texas, Galveston Division. DGP alleges that DGP was defrauded and that Prospect Energy breached its fiduciary duty to DGP and tortiously interfered with DGP’s contract to purchase Gas Solutions, Ltd. (a subsidiary of our portfolio company, GSHI) in connection with Prospect

Energy’s alleged agreement in September, 2004 to loan DGP funds with which DGP intended to buy Gas Solutions, Ltd. for approximately $26 million. The Complaint seeks relief not limited to $100 million (Note 7).  On November 30, 2005, United States Magistrate Judge John R. Froeschner of the United States District Court for the Southern District of Texas, Galveston Division, issued a recommendation that the court grant Prospect Energy’s Motion for Summary Judgment dismissing all claims by DGP.  We believe that the DGP Complaint is frivolous and without merit, and will continue to defend the matter vigorously. However, as with any litigation, the outcome remains uncertain pending final judgment and resolution of any appeals.  Any eventual judgment against Prospect Energy could significantly impair the value of the investment in Gas Solutions Holdings, Inc.

Note 4. Organizational and Offering Expenses

A portion of the net proceeds of our initial public offering and the subsequent exercise of the over-allotment option was used for organizational and offering expenses of $0.125 million and $1.386 million, respectively. Organizational expenses were expensed as incurred. Offering expenses were charged against paid-in capital in excess of par. All organizational and offering expenses were borne by Prospect Energy.

Note 5. Related Party Agreements and Transactions

Investment Advisory Agreement

Prospect Energy has entered into an Investment Advisory Agreement with Prospect Capital Management LLC (the “Investment Adviser”) under which the Investment Adviser, subject to the overall supervision of Prospect Energy’s board of directors, will manage the day-to-day operations of, and provide investment advisory services to, Prospect Energy. For providing these services the Investment Adviser will receive a fee from Prospect Energy, consisting of two components--a base management fee and an incentive fee. The base management fee will be calculated at an annual rate of 2.00% on Prospect Energy’s gross assets (including amounts borrowed). The base management fee is payable quarterly in arrears based on the average value of Prospect Energy’s gross assets at the end of the two most recently completed calendar quarters and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial month or quarter are appropriately pro rated.

The incentive fee has two parts. The first part, the income incentive fee, is calculated and payable quarterly in arrears based on Prospect Energy’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees and other fees that Prospect Energy receives from portfolio companies) accrued during the calendar quarter, minus Prospect Energy’s operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement described below, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment in kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of Prospect Energy’s net assets at the end of the immediately preceding calendar quarter, is compared to a “hurdle rate” of 1.75% per quarter (7% annualized). However, our Investment Adviser has voluntarily agreed that for each fiscal quarter after January 1, 2005, the quarterly hurdle rate will be equal to the greater of (a) 1.75% and (b) a percentage equal to the sum of the daily average of the “quoted treasury rate” for each month in the immediately preceding two quarters plus 0.50%. “Quoted treasury rate” means the yield to maturity (calculated on a semi-annual bond equivalent basis) at the time of computation for Five Year U.S. Treasury notes with a constant maturity (as compiled and published in the most recent Federal Reserve Statistical Release H). These calculations will be appropriately pro rated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter. The voluntary agreement by the Investment Adviser that the hurdle rate be fluctuating for each fiscal quarter after January 1, 2005 (as discussed above) may be terminated by the Investment Adviser at any time upon 90 days’ prior notice. The net investment income used to calculate this part of the incentive fee is also included in the amount of the gross assets used to calculate the 2% base management fee. Prospect Energy pays the Investment Adviser an income incentive fee with respect to Prospect Energy’s pre-incentive fee net investment income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which Prospect Energy’s pre-incentive fee net investment income does not exceed the hurdle rate; (2) 100% of Prospect Energy’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 125% of the quarterly hurdle rate in any calendar quarter (8.75% annualized assuming a 7% annualized hurdle rate); and (3) 20% of the amount of Prospect Energy’s pre-incentive fee net investment income, if any, that exceeds 125% of the quarterly hurdle rate in any calendar quarter (8.75% annualized assuming a 7% annualized hurdle rate). These calculations are appropriately pro rated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter. The investment adviser intends to use 30% of any incentive fee that it is paid to purchase shares of our common stock, generally as soon as practicable following payment of such incentive fee.

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

The Investment Advisory fees were $0.524 million, $0.495 million, $1.034 million, $0.832 million and $1.808 million for the three months ended December 31, 2005, for the three months ended December 31, 2004, for the six months ended December 31, 2005, for the six months ended December 31, 2004 and for the twelve months ended June 30, 2005, respectively. The Income Incentive fees were $0.508 million and none for the three months ended December 31, 2005 and for the twelve months ended June 30, 2005, respectively. At December 31, 2005 the Company owed the Investment Adviser $0.524 million in investment advisory base management fees and $0.508 million in income incentive fees. Also, the Company was owed $0.005 million for legal costs and miscellaneous expenses that it paid on behalf of the Investment Advisor.

Administration Agreement

Prospect Energy has also entered into an Administration Agreement with Prospect Administration, LLC (“Prospect Administration”) under which Prospect Administration, among other things, provides administrative services and facilities for Prospect Energy. Prospect Administration has engaged Vastardis Fund Services LLC (formerly, EOS Fund Services LLC) to serve as sub-administrator of Prospect Energy. For providing these services, Prospect Energy reimburses Prospect Administration for Prospect Energy’s allocable portion of overhead incurred by Prospect Administration in performing its obligations under the Administration Agreement, including rent, the fees of the sub-administrator for services provided with respect to Prospect Energy and Prospect Energy’s allocable portion of the compensation of its chief compliance officer and chief financial officer and their respective staffs. Prospect Administration also provides on Prospect Energy’s behalf managerial assistance to those portfolio companies to which Prospect Energy is required to provide such assistance. Prospect Administration is a wholly owned subsidiary of the Investment Adviser.

The Company reimbursed Prospect Administration $0.087 million, $0.096 million, $0.143 million, $0.169 million and $0.266 million for the three months ended December 31, 2005, for the three months ended December 31, 2004, for the six months ended December 31, 2005, for the six months ended December 31, 2004 and for the twelve months ended June 30, 2005, respectively, for services it provided to Prospect Energy at cost. The Company also reimbursed Prospect Administration for certain expenses which Prospect Administration initially funded on behalf of the Company. At December 31, 2005, the Company was owed $0.021 million for tax compliance fees and miscellaneous expenses that it paid on behalf of Prospect Administration.

Managerial Assistance

As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. The company received $0.065 million, and $0.077 million for the three and six months ended December 31, 2005, and for the twelve months ended June 30, 2005, respectively, of these assistance fees from GSHI. These fees are paid to the Investment Adviser.

Note 6. Financial Highlights

The following is a schedule of financial highlights for the three and six months ended December 31, 2005 and for the twelve months ended June 30, 2005:

	For the three months ended December 31, 2005	For the six months ended December 31, 2005	For the twelve months ended June 30, 2005

Per share data (1):
Net asset value at beginning of period	$14.60	$14.59	$(0.01)
Proceeds from initial public offering	—	—	13.95
Costs related to the initial public offering	0.01	0.01	(0.21)
Net investment income	0.29	0.49	0.34
Net unrealized appreciation	0.07	0.08	0.90
Dividends declared and paid	(0.28)	(0.48)	(0.38)

Net asset value at end of period	$14.69	$14.69	$14.59

Per share market value at end of period	15.07	15.07	12.60
Total return based on market value (2)	14.98%	23.65%	(13.46)%
Total return based on net asset value (2)	2.53%	4.01%	7.40%
Shares outstanding at end of period	7,055,100	7,055,100	7,055,100
Ratio/supplemental data:
Net assets at end of period (in thousands)	$103,653	$103,653	$102,967
Annualized ratio of operating expenses to average net assets	6.95%	6.95%	5.52%
Annualized ratio of net operating income to average net assets	7.87%	7.87%	8.50%

(1) Financial highlights as of December 31, 2005 and June 30, 2005 are based on 7,055,100 shares outstanding.

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

Note 7. Litigation

The Company is a defendant in two legal actions arising out of its activities. While predicting the outcome of litigation is inherently very difficult, and the ultimate resolution, range of possible loss and possible impact on operating results cannot be reliably estimated, management believes, based upon its understanding of the facts and the advice of legal counsel, that it has meritorious defenses for both actions. We continue to defend both of these actions vigorously, and believe that resolution of these actions will not have a materially adverse effect on the Company’s financial position.

On December 6, 2004, Dallas Gas Partners, LP (“DGP”) served Prospect Energy with a Complaint filed November 30, 2004 in the United States District for the Southern District of Texas, Galveston Division. DGP alleges that DGP was defrauded and that Prospect Energy breached its fiduciary duty to DGP and tortiously interfered with DGP’s contract to purchase Gas Solutions, Ltd. (a subsidiary of our portfolio company, GSHI) in connection with Prospect Energy’s alleged agreement in September 2004 to loan DGP funds with which DGP intended to buy Gas Solutions, Ltd. for approximately $26 million. The Complaint seeks relief not limited to $100 million. On August 9, 2005, we filed our Motion for Summary Judgment requesting dismissal of the DGP suit in its entirety based on a written agreement dated September 23, 2004 that Prospect and the partners of DGP negotiated under which Prospect paid $2.5 million and reimbursed all of DGP’s expenses totaling over $1.5 million in return for an assignment of DGP’s contract to purchase Gas Solutions, Ltd., and the parties exchange of mutual releases.  On November 30, 2005, United States Magistrate Judge John R. Froeschner of the United States District Court for the Southern District of Texas, Galveston Division, issued a recommendation that the court grant Prospect Energy’s Motion for Summary Judgment dismissing all claims by DGP.  We believe that the DGP Complaint is frivolous and without merit, and will continue to defend the matter vigorously until final judgment is entered.

On April 7, 2005 a former officer of the Company filed a complaint with the Occupational Safety and Health Administration of the Department of Labor (“OSHA”) alleging discrimination, retaliation, infliction of emotional distress and other claims. This officer seeks economic reinstatement and other relief. On September 15, 2005, OSHA issued findings, including an order dismissing this complaint. The complainant filed written objections to the order and requested a hearing before an Administrative Law Judge. On January 23, 2006, we filed a Motion for Summary Decision with the U.S. Department of Labor Office of Administrative Law Judges requesting dismissal of the complaint and affirmation of the OSHA order. Oral argument on the subject motion has been scheduled for March 16, 2006. The Company does not believe that these claims, even if ultimately resolved against the Company, would be material. The Company believes the complaint is frivolous and without merit and intends to defend itself vigorously.

Note 8. Subsequent Events

On January 23, 2006, Prospect Energy provided an additional $0.8 million of senior secured debt and acquired a controlling interest of the common equity of Worcester Energy Company, Inc.

On January 23, 2006, Prospect Energy provided an additional $0.1 million of senior secured debt to Whymore Coal.

On January 31, 2006, Prospect Energy provided an additional $1.0 million of senior secured debt to Natural Gas Systems, Inc.

On February 9, 2006, Prospect Energy provided $6.9 million of senior secured debt to Genesis Coal Company, Inc.

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

Overview

Prospect Energy was incorporated under the Maryland General Corporation Law in April 2004. We have elected to be treated as a business development company under the 1940 Act. Accordingly, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We will typically invest under normal circumstances, at least 80% of net assets in energy companies.

We completed our initial public offering on July 27, 2004. As of December 31, 2005, we continue to pursue our investment strategy and 75.0% of our net assets are invested in energy companies, with the remainder invested in U.S. government and money market securities.

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

Our portfolio generated an annualized current yield of 18.3 % and 21.3% as of December 31, 2005 and as of June 30, 2005, respectively, across all our long-term debt and equity investments. This yield includes interest from all of our long-term investments as well as dividends from GSHI and Unity Virginia Holdings. We expect this number to decline over time as we become fully invested. Monetization of, or dividends from, other equity positions that we hold is not included in this yield estimate.

Critical Accounting Policies

In determining the fair value of our investments at December 31, 2005, the Audit Committee considered valuations from an independent valuation firm and from management having an aggregate range of $77.391 million to $81.030 million.

Results of Operations

A comparison of the current quarter and six month results to the quarter and six months ended December 31, 2004 may not necessarily be meaningful as our portfolio was largely invested in cash equivalents from our initial IPO in July of 2004. Accordingly, references and comparisons are made against our previous quarter ended September 30, 2005 in addition to the quarter and six months ended December 31, 2004.

Investment Activity

We completed our fifth full quarter of operations since completion of our initial public offering on July 30, 2004, with approximately 20.4% of our net assets invested in obligations of the Federal Home Loan Bank; 75.0% or about $77.4 million in eight long-term portfolio investments; and 5.7% in two money market funds. The remaining 1.1% represents liabilities in excess of other assets.

Long-Term Portfolio Investments

During the quarter ended December 30, 2005, we had one repayment of debt in entirety.  On December 29, 2005 Miller Petroleum, Inc. repaid $3.2 million that was originally due August 21, 2006.  We have retained our equity interest in Miller Petroleum, Inc.

There were no new portfolio investments made during the three months ended December 31, 2005.

Investment Income

We generate revenue in the form of interest income on the debt securities that we own, dividend income on any common or preferred stock that we own, and capital gains or losses on any debt or equity securities that we acquire in portfolio companies and subsequently sell. Our investments, if in the form of debt securities, will typically have a term of one to ten years and bear interest at a fixed or floating rate. To the extent achievable, we will seek to collateralize our investments by obtaining security interests in our portfolio companies’ assets. We also may acquire minority or majority equity interests in our portfolio companies, which may pay cash or in-kind dividends on a recurring or otherwise negotiated basis. In addition, we may generate revenue in other forms including commitment, origination, structuring or due diligence fees, and possibly consultation fees. Any such fees generated in connection with our investments are recognized as earned.

Investment income, which consists of interest income, dividend income, and origination fee accretion totaled $3.9 million for the quarter ended December 31, 2005 compared to $3.1 million for the quarter ended September 30, 2005 and $2.9 million for the quarter ended December 31, 2004.  As well, investment income totaled $7.0 million for the six month ended December 31, 2005 compared to $3.2 million for the six months ended December 31, 2004.   Additionally, interest income increased by 22.6% quarter-over-quarter as a result of interest received from one additional portfolio investment in Arctic, as well as two follow-on fundings made to Stryker and Whymore during the quarter and described earlier. The remaining investment income during the three months ended December 31, 2005 was generated primarily from investments in short-term United States Treasury Bills, Federal Home Loan Bank Discount Notes and cash equivalents.

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

Operating expenses totaled $1.9 million for the quarter ended December 31, 2005 as compared to $1.7 million for the quarter ended September 30, 2005 and $1.7 million for the quarter ended December 31, 2004. As well, operating expenses totaled $3.6 million for the six months ended December 31, 2005 compared to $2.4 million for the six months ended December 31, 2004. These expenses consisted of investment advisory and administrative services fees, professional fees, insurance expenses, directors fees and other general and administrative expenses. The base management fee totaled $0.5 million for the quarter ended December 31, 2005 compared to $0.5 million for the quarter ended September 30, 2005 and $0.5 million for the quarter ended December 31, 2004. As well, the base management fee totaled $1.0 million for the six months ended December 31, 2005 compared to $0.8 million for the six months ended December 31, 2004. The current quarter is the first quarter where an income incentive fee has been earned by the Investment Adviser. The fee totaled $0.5 million. Legal and professional fees began to decrease during the three months ended December 31, 2005, as litigation related costs began to decrease.

Net Investment Income, Net Unrealized Appreciation and Net Increase in Stockholders’ Equity Resulting from Operations

Prospect Energy’s net investment income totaled $2.0 million for the quarter ended December 31, 2005 compared to $1.4 million for the quarter ended September 30, 2005 and $1.2 million for the quarter ended December 31, 2004. As well, net investment income totaled $3.5 million for the six months ended December 31, 2005 compared to $0.8 million for the six months ended December 31, 2004. Net investment income represents the difference between investment income and operating expenses and is directly impacted by the items described above. Net unrealized appreciation totaled $0.5 million for the quarter ended December 31, 2005 compared to $0.1 million for the quarter ended September 30, 2005 and none for the quarter ended December 31, 2004, primarily as a result of the increase in fair value of our investment in GSHI. As well, net unrealized appreciation totaled $0.6 million for the six months ended December 31, 2005 compared to none for the six months ended December 31, 2004. Net increase in stockholders’ equity resulting from operations represents the sum of the returns generated from net investment income, realized gains (losses) and from unrealized appreciation (depreciation).

Financial Condition, Liquidity and Capital Resources

The Company’s liquidity and capital resources were generated primarily from the remaining net proceeds of its initial public offering as well as from cash flows from operations. We generated $97.0 million in cash from the net proceeds of our initial offering. We also generated cash flows from operations totaling $3.5 million for the six months ended December 31, 2005 compared to $0.8 million for the six months ended December 31, 2004. We declared and paid dividends totaling $3.4 million for the six months ended December 31, 2005 compared to $0.7 million for the six months ended December 31, 2004. In the future, we may also fund a portion of our investments through borrowings from banks, issuances of senior securities or secondary offerings. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. We have initiated discussions with providers of commercial credit with respect to a syndicated commercial credit facility which, together with other borrowings (which may include reverse repos and similar transactions), may be used in the future to leverage our capital. Our objective is to put in place such borrowings in order to expand our portfolio. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

At December 31, 2005, we held no cash in the segregated account maintained in conjunction with a limited indemnity issued to Citibank Texas, N.A. (formerly First American Bank, SSB). The limited indemnity with Citibank required us to indemnify Citibank for up to $12.0 million for any losses it realizes on its term loan to GSHI resulting only from potential legal claims that might or could be asserted by certain third parties. . This limited indemnity was backed by the funds in the segregated account. During the quarter ended December 31, 2005 and June 30, 2005, $9.6 million and $3.3 million of previously segregated funds were released to the Company, respectively. These reductions reflected a waiver of the segregated funds requirement due to the developments related to legal claims and prior payments by GSHI to Citibank Texas, N.A., respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates, equity price risk and some of the loans in our portfolio may have floating rates. To date, a significant, but declining, percentage of our assets have been and are invested in short-term U.S. Treasury bills. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the three and six months ended December 31, 2005 and the twelve months ended June 30, 2005, we did not engage directly in hedging activities.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, Prospect Energy carried out an evaluation, under the supervision and with the participation of Prospect Energy’s management, including Prospect Energy’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of Prospect Energy’s disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, as of January 25, 2006, the chief executive officer and the chief financial officer have concluded that Prospect Energy’s current disclosure controls and procedures are effective in timely alerting them of material information relating to Prospect Energy that is required to be disclosed by Prospect Energy in the reports it files or submits under the Securities Exchange Act of 1934.

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

There have been no changes in Prospect Energy’s internal control over financial reporting that occurred during the six months ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is a defendant in two legal actions arising out of its activities. While predicting the outcome of litigation is inherently very difficult, and the ultimate resolution, range of possible loss and possible impact on operating results cannot be reliably estimated, management believes, based upon its understanding of the facts and the advice of legal counsel, that it has meritorious defenses for both actions. We continue to defend both of these actions vigorously, and believe that resolution of these actions will not have a materially adverse effect on the Company’s financial position.

On December 6, 2004, Dallas Gas Partners, LP (“DGP”) served Prospect Energy with a Complaint filed November 30, 2004 in the United States District for the Southern District of Texas, Galveston Division. DGP alleges that DGP was defrauded and that Prospect Energy breached its fiduciary duty to DGP and tortiously interfered with DGP’s contract to purchase Gas Solutions, Ltd. (a subsidiary of our portfolio company, GSHI) in connection with Prospect Energy’s alleged agreement in September 2004 to loan DGP funds with which DGP intended to buy Gas Solutions, Ltd. for approximately $26 million. The Complaint seeks relief not limited to $100 million. On August 9, 2005, we filed our Motion for Summary Judgment requesting dismissal of the DGP suit in its entirety based on a written agreement dated September 23, 2004 that Prospect and the partners of DGP negotiated under which Prospect paid $2.5 million and reimbursed all of DGP’s expenses totaling over $1.5 million in return for an assignment of DGP’s contract to purchase Gas Solutions, Ltd., and the parties exchange of mutual releases. On November 30, 2005, United States Magistrate Judge John R. Froeschner of the United States District Court for the Southern District of Texas, Galveston Division, issued a recommendation that the court grant Prospect Energy’s Motion for Summary Judgment dismissing all claims by DGP.  We believe that the DGP Complaint is frivolous and without merit, and will continue to defend the matter vigorously until final judgment is entered.

On April 7, 2005 a former officer of the Company filed a complaint with the Occupational Safety and Health Administration of the Department of Labor (“OSHA”) alleging discrimination, retaliation, infliction of emotional distress and other claims. This officer seeks economic reinstatement and other relief. On September 15, 2005, OSHA issued findings, including an order dismissing this complaint. The complainant filed written objections to the order and requested a hearing before an Administrative Law Judge. On January 23, 2006, we filed a Motion for Summary Decision with the U.S. Department of Labor Office of Administrative Law Judges requesting dismissal of the complaint and affirmation of the OSHA order. Oral argument on the subject motion has been scheduled for March 16, 2006. The Company does not believe that these claims, even if ultimately resolved against the Company, would be material. The Company believes the complaint is frivolous and without merit and intends to defend itself vigorously.

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

Not Applicable

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

At the Corporation’s annual meeting of shareholders held on November 21, 2005 for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, the following matters were voted upon by shareholders:

Votes	% of Shares Voted

To elect two Class I directors of the Company, who will each serve for a term of three years, or until their successors are duly elected and qualified; and

Robert A. Davidson	Affirmative	6,200,982	98.554%
	Withhold	90,957	1.446%

Walter V.E. Parker	Affirmative	6,195,132	98.461%
	Withhold	96,807	1.539%

To ratify the selection of BDO Seidman, LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2006.

For	6,268,380	99.625%
Against	9,113	0.145%
Abstain	14,446	0.230%

Item 5. Other Information.

Not Applicable

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/l5d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPECT ENERGY CORPORATION
(Registrant)

Dated: February 9, 2006	By:	/s/ John F. Barry III

John F. Barry III
Chief Executive Officer and Chairman of the Board of Directors