Form 10-Q
period 2006-03-31
PROSPECT ENERGY CORP
filed 2006-05-10
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

     The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of March 31, 2006 was 7,061,940.

PROSPECT ENERGY CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2006
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PROSPECT ENERGY CORPORATION
BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	June 30,
	2006	2005
	(unaudited)
Assets
Cash and cash equivalents	$1,060	$—
Cash held in segregated account (Note 3)	—	9,587
Investment in controlled entities, at value
(cost - $36,618 and $23,327, respectively, Note 3)	44,045	29,500
Investments in uncontrolled entities, at value
(cost - $59,887 and $64,197, respectively, Note 3)	60,196	64,366
Accrued interest receivable	379	206
Due from Gas Solutions Holdings, Inc. (Note 3)	—	201
Due from Prospect Capital Management, LLC (Note 5)	5	—
Due from Prospect Administration, LLC (Note 5)	28	—
Prepaid expenses	147	49
Deferred financing fees	222	—

Total assets	$106,082	$103,909

Liabilities
Accrued liabilities	$762	$818
Due to Prospect Capital Management, LLC (Note 5)	608	77
Other current liabilities	110	47

Total liabilities	1,480	942

Commitments and contingencies (Notes 3 and 7)
Stockholders' equity (Notes 1, 4 and 6)
Common stock, par value $.001 per share (100,000,000 and 100,000,000 common shares authorized,
respectively, 7,061,940 and 7,055,100 issued and outstanding, respectively)	7	7
Paid-in capital in excess of par	97,136	96,955
Distributions in excess of net investment income	(275)	(337)
Net unrealized appreciation	7,734	6,342

Total stockholders' equity	104,602	102,967

Total liabilities and stockholders' equity	$106,082	$103,909

Net asset value per share	$14.81	$14.59

See notes to financial statements.

PROSPECT ENERGY CORPORATION
SCHEDULE OF INVESTMENTS (unaudited)
(in thousands, except share amounts)
March 31, 2006

		Principal
	Locale/	Amount/		Fair Value	% of Net
Portfolio Investments (1)	Industry	Shares	Cost	(2)	Assets
Gas Solutions Holdings, Inc. (4)	Texas/Gas
	gathering and
	processing

- Common shares		100	$ 4,874	$ 12,300	11.8%
- Subordinated secured note, 18.00% due 12/23/2012		$18,400	18,400	18,400	17.6%

- Total			23,274	30,700	29.4%

Worcester Energy Company, Inc. (5)	Maine/Wood
	processing and
	biomass power
	generation

- Common shares		282	—	—	0.0%
- Preferred stock, Convertible, Series A		1,000	—	1	0.0%
- Senior secured note, 12.50% due 12/31/2012		$13,591	13,344	13,344	12.8%

- Total			13,344	13,345	12.8%

- Total Controlled Entities			36,618	44,045	42.2%

Unity Virginia Holdings, LLC (3)	Virginia/Coal
	production

- Subordinated secured note, 30.00% due 1/31/2009		$3,604	3,522	3,522	3.4%

Stryker Energy II, LLC (3)	Ohio / Oil and
	gas production

- Common shares, Class A		931	931	931	0.9%
- Preferred shares, Class B		539	539	539	0.5%
- Senior secured note, 14.12% due 4/8/2010		$13,330	13,129	13,129	12.6%

- Total			14,599	14,599	14.0%

Whymore Coal (3)	Kentucky/Coal
	production

- Preferred shares, Convertible, Series A		1,000	—	145	0.1%
- Senior secured note, 16.31% due 12/31/2010		$6,860	6,897	6,860	6.6%

- Total			6,897	7,005	6.7%

PROSPECT ENERGY CORPORATION
SCHEDULE OF INVESTMENTS (unaudited)
(in thousands, except share amounts)
March 31, 2006 (continued)

		Principal
	Locale/	Amount/		Fair Value	% of Net
Portfolio Investments (1)	Industry	Shares	Cost	(2)	Assets

Natural Gas Systems, Inc. (3)	Texas/Oil and
	gas production

- Warrants, Expiring 2/2/2010		600,000	160	240	0.2%
- Warrants, Revocable, Expiring 2/2/2010		400,000	50	160	0.2%
- Warrants, Revocable, Expiring 2/2/2010		200,000	—	20	0.0%
- Warrants, Irrevocable, Expiring 2/2/2010		150,000	20	10	0.0%
- Senior secured note, 14.00% due 2/2/2010		$5,000	4,738	4,738	4.5%

- Total			4,968	5,168	4.9%

Miller Petroleum, Inc. (3)	Tennessee/Oil
	and gas
	production

- Warrants, Expiring 5/4/2010		630,000	150	150	0.1%

Arctic Acquisition Corporation (3)	Texas/Oilfield
	services

- Warrants, Common shares, Expiring 7/19/2012		596,251	507	507	0.5%
- Warrants, Preferred shares, Expiring 7/19/2012		1,054	507	507	0.5%
- Senior secured note. 13.00% due 6/15/2009		$9,250	8,169	8,169	7.8%

- Total			9,183	9,183	8.8%

Genesis Coal Corporation (3)	Kentucky/Coal
	production

- Warrants, Preferred shares, Expiring 1/31/2016		1,000	33	33	0.0%
- Senior secured note, 15.86% due 12/31/2010		$6,925	6,725	6,725	6.4%

- Total			6,758	6,758	6.4%

Appalachian Energy Holdings LLC (3)	West Virginia/Oilfield
	and coal services

- Preferred shares			30	30	0.0%
- Warrants, Preferred shares, Expiring 2/14/2016		3,000	172	172	0.2%
- Warrants, Common shares, Expiring 2/14/2016		3,065	176	176	0.2%
- Senior secured note, 14.00% due 2/14/2011		$3,000	2,752	2,752	2.6%

- Total			3,130	3,130	3.0%

- Total Portfolio Investments			85,825	93,560	89.5%

PROSPECT ENERGY CORPORATION
SCHEDULE OF INVESTMENTS (unaudited)
(in thousands, except share amounts)
March 31, 2006 (continued)

		Principal
	Yield	Amount/		Fair Value	% of Net
Portfolio Investments (1)	to Maturity (6)	Shares	Cost	(2)	Assets
U.S. Government Security

Federal Home Loan Bank Discount Note due
4/3/2006	4.37%	$ 2,000	1,999	1,999	1.9%

Money Market Funds		Shares

First American Prime Obligation Fund (Class Y)		4,800,000	4,800	4,800	4.6%
Fidelity Institutional Government Portfolio (Class I)		3,882,912	3,882	3,882	3.7%

- Total			8,682	8,682	8.3%

- Total Uncontrolled Entities			59,888	60,196	57.5%

- Total Investments			$ 96,506	$ 104,241	99.7%

See notes to financial statements.
___________________

(1)	The securities in which Prospect Energy has invested were acquired in transactions that were exempt from registration under the Securities Act of 1933, as amended, or the "Securities Act". These securities may be resold only in transactions that are exempt from registration under the Securities Act.
(2)	Fair value is determined by or under the direction of the board of directors of Prospect Energy (Note 2)
(3)	Non-control/non-affiliate position.
(4)	Gas Solutions Holdings Inc. is a wholly owned and controlled investment of Prospect Energy.
(5)	Worcester Energy Company, Inc. is a controlled investment of Prospect Energy.
(6)	Yield to maturity at time of purchase

PROSPECT ENERGY CORPORATION
SCHEDULE OF INVESTMENTS (unaudited)
(in thousands, except share amounts)
June 30, 2005

		Principal
	Locale/	Amount/		Fair Value	% of Net
Portfolio Investments (1)	Industry	Shares	Cost	(2)	Assets
Gas Solutions Holdings, Inc. (4)	Texas/Gas
	gathering and
	processing
- Common shares		100	$ 4,927	$ 11,100	10.6%
- Subordinated secured note, 18.00% due 12/23/2012		$18,400	18,400	18,400	17.9%

- Total			23,327	29,500	28.5%

Unity Virginia Holdings, LLC (3)	Virginia/Coal
	production
- Preferred shares, 100%, non-voting		100	585	585	0.6%
- Subordinated secured note, 17.65% due 1/31/2009		$3,315	3,210	3,210	3.1%

- Total			3,795	3,795	3.7%

Stryker Energy II, LLC (3)	Ohio / Oil and
	gas production
- Common shares, Class A		931	931	947	0.9%
- Preferred shares, Class B		539	539	539	0.5%
- Senior secured note, 14.12% due 4/8/2010		$8,330	8,177	8,177	7.9%

- Total			9,647	9,663	9.3%

Whymore Coal (3)	Kentucky/Coal
	production
- Preferred shares, Convertible, Series A		1,000	—	123	0.1%
- Senior secured note, 15.00% due 3/31/2009		$4,885	4,885	4,885	4.7%

- Total			4,885	5,008	4.8%

Natural Gas Systems, Inc. (3)	Texas/Oil and
	gas production
- Warrants, Expiring 2/2/2010		1,000,000	210	175	0.2%
- Senior secured note, 14.00% due 2/3/2010		$4,000	3,729	3,746	3.6%

- Total			3,939	3,921	3.8%

PROSPECT ENERGY CORPORATION
SCHEDULE OF INVESTMENTS (unaudited)
(in thousands, except share amounts)
June 30, 2005 (continued)

		Principal
	Locale/	Amount/		Fair Value	% of Net
Portfolio Investments (1)	Industry	Shares	Cost	(2)	Assets
Miller Petroleum, Inc. (3)	Tennessee/Oil
	and gas
	production
- Warrants, Expiring 5/4/2010		630,000	$365	$365	0.4%
- Senior secured note, 12.50% due 8/21/2006		$3,150	2,730	2,778	2.7%

- Total			3,095	3,143	3.1%

Total Portfolio Investments			48,688	55,030	53.2%
	Yield
U.S. Government Securities	to Maturity (5)
U.S. Treasury Bill due 7/7/2005	2.52%	$5,518	5,516	5,516	5.4%
U.S. Treasury Bill due 7/14/2005	2.49%	$9,514	9,505	9,505	9.2%
U.S. Treasury Bill due 7/21/2005	2.55%	$22,261	22,226	22,226	21.6%

Total US Government Securities			37,247	37,247	36.2%
Money Market Fund		Shares
First American Prime Obligation Fund (Class Y)		1,587,854	1,589	1,589	1.5%

Total Investments			$87,524	$ 93,866	90.9%

See notes to financial statements.
___________________

(1)	The securities in which Prospect Energy has invested were acquired in transactions that were exempt from registration under the Securities Act of 1933, as amended, or the "Securities Act". These securities may be resold only in transactions that are exempt from registration under the Securities Act.
(2)	Fair value is determined by or under the direction of the board of directors of Prospect Energy (Note 2)
(3)	Non-control/non-affiliate position.
(4)	Gas Solutions Holdings Inc. is wholly owned and controlled investments of Prospect Energy.
(5)	Yield to maturity at time of purchase

PROSPECT ENERGY CORPORATION
STATEMENTS OF OPERATIONS
(in thousands)

	For the	For the	For the	For the	For the
	Three months	Three months	Nine months	Nine months	Twelve months
	ended March	ended March	ended March	ended March	ended June 30,
	31, 2006	31, 2005	31, 2006	31, 2005	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Investment income
Interest income	$1,704	$437	$4,569	$887	$1,882
Interest income, controlled entities	1,309	828	3,316	1,876	2,704
Dividend income	90	10	450	24	284
Dividend income, controlled entities (Note 3)	850	500	2,249	2,200	3,151
Other income	73	13	487	13	72

Total investment income	4,026	1,788	11,071	5,000	8,093

Operating expenses
Investment advisory fees:
Base management fee (Note 5)	521	485	1,554	1,317	1,808
Income incentive fee (Note 5)	533	—	1,041	—	—

Total investment advisory fees	1,054	485	2,595	1,317	1,808

Interest expense and credit facility costs	12	—	12	—	—
Administration costs (Note 5)	82	126	225	295	266
Legal fees (Note 3)	390	481	1,501	1,537	2,575
Valuation services	45	18	132	18	42
Other professional fees	85	75	313	163	230
Insurance expense	85	89	269	237	325
Director's fees	55	55	165	147	220
Organizational costs (Note 4)	—	—	—	—	25
General and Administrative expenses	92	15	277	48	191

Total operating costs	1,900	1,344	5,489	3,762	5,682

Net investment income	2,126	444	5,582	1,238	2,411

Net realized gain (loss)	1	—	(18)	—	(2)
Net unrealized appreciation	828	414	1,392	414	6,342

Net increase in stockholders' equity resulting from operations	$2,955	$858	$6,956	$1,652	$8,751

Basic and diluted net increase in stockholder's equity per
common share resulting from operations (Note 6)	$0.42	$0.12	$0.99	$0.23	$1.24

See notes to financial statements.

PROSPECT ENERGY CORPORATION
STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share and per share amount)

				Distributions
			Paid in	in Excess of
	Common Stock		Capital in	Net	Net	Total
			Excess of	Investment	Unrealized	Stockholders'
	Shares	Amount	Par	Income	Appreciation	Equity
Balance, June 30, 2004	100	$—	$1	$(100)	$—	$(99)

Issuance of common stock from
public offering (net of
underwriting costs)	7,055,000	7	98,417	—	—	98,424
Offering costs	—	—	(1,463)	—	—	(1,463)
Net increase in stockholders' equity						—
resulting from operations for the year						—
ended June 30, 2005	—	—	—	2,409	6,342	8,751
Dividends declared ($0.38 per share)						—
and paid to stockholders				(2,646)		(2,646)

Balance, June 30, 2005	7,055,100	7	96,955	(337)	6,342	102,967

Net increase in stockholder' equity
resulting from operations for the
Three months ended September 30,
2005 (unaudited)	—	—	—	1,397	76	1,473
Dividends declared ($0.20 per share)
and paid to stockholders (unaudited)	—	—	—	(1,411)	—	(1,411)

Balance, September 30, 2005
(unaudited)	7,055,100	7	96,955	(351)	6,418	103,029

Offering Costs	—	—	71	—	—	71
Net increase in stockholder' equity
resulting from operations for the
three months ended December 31,
2005 (unaudited)	—	—	—	2,040	488	2,528
Dividends declared ($0.28 per share)
and paid to stockholders (unaudited)	—	—	—	(1,975)	—	(1,975)

Balance, December 31, 2005
(unaudited)	7,055,100	$7	$97,026	$(286)	$6,906	$103,653

Net increase in stockholder' equity
resulting from operations for the
three months ended March 31,
2006 (unaudited)	—	—	—	2,127	828	2,955
Dividends declared ($0.30 per share)
and paid to stockholders (unaudited)	—	—	—	(2,116)	—	(2,116)
Shares issued in connection with
dividend reinvestment (unaudited)	6,840	—	110	—	—	110

Balance, March 31, 2006 (unaudited)	7,061,940	$7	$97,136	$(275)	$7,734	$104,602

See notes to financial statements

PROSPECTS ENERGY CORPORATION
STATEMENTS OF CASH FLOW
(in thousands)

	For the	For the	For the
	Nine months	Nine months	Twelve months
	ended March	ended March	ended June 30,
	31, 2006	31, 2005	2005
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net increase in stockholders' equity resulting from operations	$6,956	$1,652	$8,751
Adjustments to reconcile net increase in stockholders' equity resulting from operations to net cash used in operating activities:
Net unrealized appreciation on investments	(1,392)	(414)	(6,342)
Amortization of loan origination fees	(487)	—	(72)
Change in operating assets and liabilities:
Purchase of investments	(1,500,858)	(111,659)	(701,558)
Sale / refinancing of investments	1,492,362	26,712	614,106
Increase in prepaid expenses	(98)	(143)	(49)
Increase in accrued interest receivable	(173)	(94)	(206)
Decrease (increase) in due from Gas Solutions Holdings, Inc.	201	—	(201)
Increase in due from Prospect Capital Management, LLC	(5)	—	—
Increase in due from Prospect Administration, LLC	(28)	—	—
Increase in deferred financing fees	(222)	—	—
Increase (decrease) in accrued liabilities	(56)	1,074	818
Increase in other current liabilities	63	78	47
Increase (decrease) in due to Prospect Capital Management, LLC	531	267	(23)

Net cash used in operating activities	(3,206)	(82,527)	(84,729)

Cash flow from financing activities:
Net proceeds from the issuance of common stock	—	98,424	98,424
Offering costs from the issuance of common stock	71	(1,463)	(1,463)
Shares issued in connection with dividend reinvestment	110	—	—
Dividends declared and paid	(5,502)	(1,587)	(2,646)

Net cash (used in) provided by financing activities	(5,321)	95,374	94,315

Net (decrease) increase in cash	(8,527)	12,847	9,586
Cash, beginning of period	9,587	1	1

Cash, end of period	$1,060	$12,848	$9,587

See notes to financial statements

PROSPECT ENERGY CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited)
(in thousands except share and per share amounts)

Note 1. Organization and Interim Financial Statements

Prospect Energy Corporation (“Prospect Energy” or the “Company”), a Maryland corporation, was organized on April 13, 2004 and is a closed-end investment company that has filed an election to be treated as a business development company under the Investment Company Act of 1940 (the “1940 Act”). On July 27, 2004, the Company completed its initial public offering and sold 7,000,000 shares of common stock at a price of $15.00 per share, less underwriting discounts and commissions totaling $1.05 per share. On August 27, 2004, an additional 55,000 shares were issued for a price of $15.00 per share, less underwriting discounts and commissions of $1.05 per share in connection with the exercise of an over-allotment option with respect to the offering.

Prospect Energy focuses primarily on investments in energy companies and will invest, under normal circumstances, at least 80.0% of its net assets (including the amount of any borrowings for investment purposes) in these companies. At March 31, 2006, 89.5% of its net assets were invested in energy companies with the remainder invested in U.S. government and money market securities. Prospect Energy is a non-diversified company within the meaning of the 1940 Act. Prospect Energy concentrates on making investments in energy companies having annual revenues of less than $250.0 million and in transaction sizes of less than $100.0 million. In most cases, these companies are privately held or have thinly traded public equity.

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

As part of the fair valuation process, the Audit Committee reviews the preliminary evaluations prepared by the independent valuation firm engaged by the Board of Directors, as well as management's valuation recommendations. Management and the independent valuation firm respond to the preliminary evaluation to reflect comments provided by the Audit Committee. The Audit Committee reviews the final valuation report and management's valuation recommendations and makes a recommendation to the Board of Directors based on its analysis of the methodologies employed and the various weights that should be accorded to each portion of the valuation as well as factors that the independent valuation firm and management may not have included in their evaluation processes. The Board of Directors then evaluates the Audit Committee recommendations and undertakes a similar analysis to determine the fair value of each investment in the portfolio in good faith.

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

Consolidation:

As an investment company, Prospect Energy only consolidates subsidiaries which are also investment companies. At March 31, 2006, Prospect Energy did not have any consolidated subsidiaries.

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

Note 3. Portfolio Investments

As required by the 1940 Act, we classify our investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally viewed to exist when a company or individual owns 25% or more of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through ownership of an amount greater than 5% but less than 25% of the voting securities of the investee company. The Company owns 100% of the outstanding common equity shares of Gas Solutions Holdings, Inc. (“GSHI”) and therefore, has a controlling interest. Additionally, the company has acquired a 51% controlling interest in Worcester Energy Company, Inc. The company has no other controlled or affiliated investments.

GSHI has indemnified Prospect Energy against any legal action arising from its investment in Gas Solutions, LP. Prospect Energy has incurred approximately $0.090 million, $0.733 million and $0.760 million in fees associated with this legal action for the three months ended March 31, 2006, for the nine months ended March 31, 2006 and for the twelve months ended June 30, 2005, respectively. GSHI has reimbursed Prospect Energy $1.173 million as of March 31, 2006. Prospect Energy has no receivable from GSHI and $0.201 million as of March 31, 2006 and June 30, 2005, respectively. The $1.173 million reimbursement is reflected as dividend income, controlled entities on the accompanying statement of operations for the three months ended March 31, 2006, for the nine months ended March 31, 2006 and the twelve months ended June 30, 2005, respectively.

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

On December 6, 2004, DGP served Prospect Energy with a complaint filed November 30, 2004 in the U.S. District for the Southern District of Texas, Galveston Division. DGP alleges that DGP was defrauded and that Prospect Energy breached its fiduciary duty to DGP and tortiously interfered with DGP's contract to purchase Gas Solutions, Ltd. (a subsidiary of our portfolio company, GSHI) in connection with Prospect Energy's alleged agreement in September 2004 to loan DGP funds with which DGP intended to buy Gas Solutions, Ltd. for approximately $26 million. The complaint seeks relief not limited to $100 million. We believe that the DGP complaint is frivolous and without merit, and intend to defend the matter vigorously. On November 30, 2005, U.S. Magistrate Judge John R. Froeschner of the U.S. District Court for the Southern District of Texas, Galveston Division, issued a recommendation that the court grant Prospect Energy's Motion for Summary Judgment dismissing all claims by DGP. On February 21, 2006 the U.S. District Judge Samuel Kent of the U.S. District Court for the Southern District of Texas, Galveston Division issued an order granting Prospect Energy's Motion for Summary Judgment dismissing all claims by Dallas Gas Partners, L.P., against Prospect Energy Corporation. DGP has appealed this decision.

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

The incentive fee has two parts. The first part, the income incentive fee, is calculated and payable quarterly in arrears based on Prospect Energy’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees and other fees that Prospect Energy receives from portfolio companies) accrued during the calendar quarter, minus Prospect Energy’s operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement described below, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment in kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of Prospect Energy’s net assets at the end of the immediately preceding calendar quarter, is compared to a “hurdle rate” of 1.75% per quarter (7% annualized). However, our Investment Adviser has voluntarily agreed that for each fiscal quarter after January 1, 2005, the quarterly hurdle rate will be equal to the greater of (a) 1.75% and (b) a percentage equal to the sum of the daily average of the “quoted treasury rate” for each month in the immediately preceding two quarters plus 0.50% . “Quoted treasury rate” means the yield to maturity (calculated on a semi-annual bond equivalent basis) at the time of computation for Five Year U.S. Treasury notes with a constant maturity (as compiled and published in the most recent Federal Reserve Statistical Release H). These calculations will be appropriately pro rated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter. The voluntary agreement by the Investment Adviser that the hurdle rate be fluctuating for each fiscal quarter after January 1, 2005 (as discussed above) may be terminated by the Investment Adviser at any time upon 90 days’ prior notice. The net investment income used to calculate this part of the incentive fee is also included in the amount of the gross assets used to calculate the 2% base management fee. Prospect Energy pays the Investment Adviser an income incentive fee with respect to Prospect Energy’s pre-incentive fee net investment income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which Prospect Energy’s pre-incentive fee net investment income does not exceed the hurdle rate; (2) 100% of Prospect Energy’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 125% of the quarterly hurdle rate in any calendar quarter (8.75% annualized assuming a 7% annualized hurdle rate); and (3) 20% of the amount of Prospect Energy’s pre-incentive fee net investment income, if any, that exceeds 125% of the quarterly hurdle rate in any calendar quarter (8.75% annualized assuming a 7% annualized hurdle rate). These calculations are appropriately pro rated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter. The investment adviser also has voluntarily agreed to cause 30% of any incentive fee that it is paid and that is not otherwise held in escrow to be invested in shares of our common stock through an independent trustee.

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

The Investment Advisory fees were $0.521 million, $0.485 million, $1.554 million, $1.317 million and $1.808 million for the three months ended March 31, 2006, for the three months ended March 31, 2005, for the nine months ended March 31, 2006, for the nine months ended March 31, 2005 and for the twelve months ended June 30, 2005, respectively. The Income Incentive fees were $0.533 million, none, $1.041 million, none and none for the three months ended March 31, 2006, for the three months ended March 31, 2005, for the nine months ended March 31, 2006, for the nine months ended March 31, 2005 and for the twelve months ended June 30, 2005, respectively. . At March 31, 2006 the Company owed the Investment Adviser $0.533 million in income incentive fees. Also, the Company was owed $0.005 million for legal costs and miscellaneous expenses that it paid on behalf of the Investment Advisor.

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

The Company reimbursed Prospect Administration $0.082 million, $0.126 million, $0.225 million, $0.295 million and $0.266 million for the three months ended March 31, 2006, for the three months ended March 31, 2005, for the nine months ended March 31, 2006, for the nine months ended March 31, 2005 and for the twelve months ended June 30, 2005, respectively, for services it provided to Prospect Energy at cost. The Company also reimbursed Prospect Administration for certain expenses which Prospect Administration initially funded on behalf of the Company. At March 31, 2006, the Company was owed $0.028 million for tax compliance fees and miscellaneous expenses that it paid on behalf of Prospect Administration.

Managerial Assistance

As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. The company received $0.071 million, $0.148 and $0.077 million for the three months ended March 31, 2006, the nine months ended March 31, 2006, and for the twelve months ended June 30, 2005, respectively, of these assistance fees from GSHI. These fees are paid to the Investment Adviser.

Note 6. Financial Highlights

The following is a schedule of financial highlights for the three and nine months ended March 31, 2006 and for the twelve months ended June 30, 2005:

	For the three	For the three	For the nine	For the nine	For the
	months ended	months ended	months ended	months ended	twelve months
	March 31,	March 31,	March 31,	March 31,	ended June
	2006	2005	2006	2005	30, 2005
Per share data (1):
Net asset value at beginning of
period	$14.69	$13.74	$14.59	$(0.01)	$(0.01)
Proceeds from initial public offering	—	—	—	13.95	13.95
Costs related to the initial public
offering	—	—	0.01	(0.21)	(0.21)
Share issuances related to dividend
reinvestment	0.02	—	0.02	—	—
Net investment income	0.30	0.06	0.79	0.17	0.34
Net unrealized appreciation	0.10	0.06	0.18	0.06	0.90
Dividends declared and paid	(0.30)	(0.12)	(0.78)	(0.22)	(0.38)
Net asset value at end of period	$14.81	$13.74	$14.81	$13.74	$14.59
Per share market value at end of
period	$16.44	$12.90	$16.44	$12.90	$12.60
Total return based on market value
(2)	11.08%	8.54%	37.35%	(12.46%)	(13.46%)
Total return based on net asset value
(2)	3.00%	0.88%	7.13%	(6.88%)	7.40%
Shares outstanding at end of period	7,061,940	7,055,100	7,061,940	7,055,100	7,055,100
Ratio/supplemental data:
Net assets at end of period (in
thousands)	$104,602	$96,927	$104,602	$96,927	$102,967
Annualized ratio of operating
expenses to average net assets	7.27%	5.51%	6.96%	5.11%	5.52%
Annualized ratio of operating
income to average net assets	8.13%	1.82%	7.12%	1.68%	8.50%

____________________

(1)	Financial highlights as of March 31, 2006 and June 30, 2005 are based on 7,061,940 shares and 7,055,100 shares outstanding, respectively. Share issuances of 6,840 shares occurred on March 31, 2006.

(2)	Total return based on market value is based on the change in market price per share between the opening and ending market prices per share in each period and assumes that dividends are reinvested in accordance with Prospect Energy’s dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in each period and assumes that dividends are reinvested in accordance with Prospect Energy’s dividend reinvestment plan. The total return is not annualized.

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

On December 6, 2004, DGP served Prospect Energy with a complaint filed November 30, 2004 in the U.S. District for the Southern District of Texas, Galveston Division. DGP alleges that DGP was defrauded and that Prospect Energy breached its fiduciary duty to DGP and tortiously interfered with DGP's contract to purchase Gas Solutions, Ltd. (a subsidiary of our portfolio company, GSHI) in connection with Prospect Energy's alleged agreement in September 2004 to loan DGP funds with which DGP intended to buy Gas Solutions, Ltd. for approximately $26 million. The complaint seeks relief not limited to $100 million. We believe that the DGP complaint is frivolous and without merit, and intend to defend the matter vigorously. On November 30, 2005, U.S. Magistrate Judge John R. Froeschner of the U.S. District Court for the Southern District of Texas, Galveston Division, issued a recommendation that the court grant Prospect Energy's Motion for Summary Judgment dismissing all claims by DGP. On February 21, 2006 the U.S. District Judge Samuel Kent of the U.S. District Court for the Southern District of Texas, Galveston Division issued an order granting Prospect Energy's Motion for Summary Judgment dismissing all claims by Dallas Gas Partners, L.P., against Prospect Energy Corporation. DGP has appealed this decision.

On April 7, 2005 a former officer of the Company filed a complaint with the Occupational Safety and Health Administration of the Department of Labor (“OSHA”) alleging discrimination, retaliation, infliction of emotional distress and other claims. This officer seeks economic reinstatement and other relief. On September 15, 2005, OSHA issued findings, including an order dismissing this complaint. The complainant has filed written objections to the order and had a hearing before an Administrative Law Judge on March 16, 2006. On May 5, 2006, the Administrative Law Judge issued a Decision and Order granting Summary Decision and dismissing the Complaint. The Company does not believe that these claims, even if ultimately resolved against the Company, would be material. The Company believes the complaint is frivolous and without merit and intends to defend itself vigorously.

Note 8. Revolving Credit Agreement

On February 21, 2006, Prospect Energy entered into a $20.0 million senior secured revolving credit facility (the “Credit Facility”) with Bank of Montreal as administrative agent and Harris Nesbitt Corp. as sole lead arranger and sole book runner. The Credit Facility supplements the Company’s equity capital and provides funding for additional portfolio investments. All amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable within six months of the date of the borrowing; the Credit Facility has a termination date of August 21, 2006.

The Company had no borrowings outstanding as of March 31, 2006.

Note 9. Subsequent Events

On April 20, 2006, Prospect Energy conducted its first borrowing of $13.0 million from its Credit Facility.

On April 20, 2006, Prospect Energy invested $5.5 million in senior secured debt of Charlevoix Energy Trading, LLC, and received a net profit interest as part of the investment.

On April 24, 2006, Prospect Energy invested $6.3 million and committed $3.0 million for $9.3 million total in senior secured debt of Iron Horse Coild Tubing, Inc., and also received equity as part of the investment.

On April 25, 2006, Prospect Energy invested $8.0 million in senior secured debt of Central Illinois Energy, LLC.

On April 27, 2006, Prospect Energy conducted its second borrowing of $3.5 million from its Credit Facility.

On May 9, 2006, Prospect Energy invested $3.5 million in senior secured debt of Conquest Cherokee LLC, and also received an overriding royalty interest as part of the investment.

From April 1, 2006 to May 10, 2006, Prospect Energy invested an additional $1.1 million in senior secured debt of Worcester Energy Company, Inc.

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

Overview

Prospect Energy was incorporated under the Maryland General Corporation Law in April 2004. We have elected to be treated as a business development company under the 1940 Act. Accordingly, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We will typically invest under normal circumstances, at least 80.0% of net assets in energy companies.

We completed our initial public offering on July 27, 2004. As of March 31, 2006, we continue to pursue our investment strategy and 89.5% of our net assets are invested in energy companies, with the remainder invested in U.S. government and money market securities.

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

Our portfolio generated an annualized current yield of 18.0 % and 21.8% as of March 31, 2006 and as of June 30, 2005, respectively, across all our long-term debt and equity investments. This yield includes interest from all of our long-term investments as well as dividends from GSHI and Unity Virginia Holdings. We expect this number to decline over time as we become fully invested. Monetization of, or dividends from, other equity positions that we hold is not included in this yield estimate.

Critical Accounting Policies

In determining the fair value of our portfolio investments at March 31, 2006, the Audit Committee considered valuations from the independent valuation firm and from management having an aggregate range of $93.6 million to $96.7 million.

Results of Operations

A comparison of the results to the quarter and nine months ended March 31, 2005 may not necessarily be meaningful as our portfolio was largely invested in cash equivalents from our initial IPO in July of 2004. Accordingly, references and comparisons are made against our previous quarter ended December 31, 2005 in addition to the quarter and nine months ended March 31, 2005.

Investment Activity

We completed our sixth full quarter of operations since completion of our initial public offering on July 30, 2004, with approximately 1.9% of our net assets invested in an obligation of the Federal Home Loan Bank; 89.5%, or about $93.6 million, in ten long-term portfolio investments and 8.3% in two money market funds. The remaining 0.3% represents other assets in excess of liabilities.

Long-Term Portfolio Investments

On February 1, 2006, we converted the $0.5 million of redeemable preferred equity in Unity Virginia Holdings, LLC to additional subordinated secured debt.

On February 9, 2006, we provided $6.9 million of senior secured debt financing to Genesis Coal Corporation ("Genesis"), a coal production company based in Prestonsburg, Kentucky. Genesis is led by Jerry Tackett and David Stetson, who have significant experience in the Appalachian coal business. Genesis holds leases on approximately 4,700 mineral acres with approximately 10 million recoverable tons of low to medium sulfur coal reserves in Floyd County, Kentucky. The majority of this coal is located underground. Genesis has separate fixed-price multi-year contracts for a majority of its production with a major electric utility and a major coal producer and marketer. Our funding is being utilized to acquire non-management shareholder interests, to acquire additional mining equipment, and to increase production rates.

On February 15, 2006, we provided $3.0 million of senior secured debt and a $0.2 million preferred equity investment in Appalachian Energy Holdings, LLC. ("AEH"), an energy services company based in Charleston, West Virginia. AEH is led by R. William West, who has more than 30 years of experience in natural resource related construction, equipment fleet management, and services. AEH is an energy services business focused on acquiring and expanding small and medium-sized energy services companies in the fragmented Appalachian region. AEH provides services to customers in the coal, natural gas, and oil industries. Existing lines of business include tree clearance, road construction, excavation, drill site preparation, pipeline construction, and reclamation. Prospect's capital, along with external equity, is being used by AEH to acquire East Cumberland, LLC, and C&S Oilfield and Pipeline Construction, LLC.

During the three months ended March 31, 2006, we provided an additional $2.8 million of senior secured debt to Worcester Energy Company, Inc. (“WECO”). WECO is using this as operational funding for ongoing activities. We have retained a controlling interest in WECO as part of this additional funding.

GSHI owns and operates a major gas gathering and processing system in the East Texas Field in Gregg, Upshur, Rusk and Smith counties, Texas. This system consists of two processing facilities (the Longview Plant and the Chapel Hill Plant) and approximately 1,000 miles of associated gathering and transportation pipelines. GSHI controls the only independent gathering system in the East Texas Field serving all of the approximately 4,000 currently operating wells in the region. GSHI completed construction and started operation of the 22.5 mile Exxon Hawkins NGL Pipeline connecting the Exxon Hawkins gas plant to GSHI on June 6, 2005. Deliveries for 2005 averaged 650 barrels per day and are expected to exceed 1,000 barrels per day in 2006. The Agreement with Exxon Gas & Power Marketing Company (“Exxon”) is effective as of June 30, 2004 and has a term of seven years with an annual renewal provision thereafter. Under the agreement, Exxon is to deliver a specified minimum number of barrels of natural gas liquids in the first five years and to pay a transportation, treating and fractionation fee which includes a capital recovery component. After five years or delivery of the specified minimum number of barrels, whichever comes first, the fee decreases to a base transportation, treating and fractionation rate for the remainder of the contract term. Total capital expenditures for 2005 were approximately $3.5 million of which $3.25 million was related to the construction of the Exxon Hawkins NGL Pipeline. GSHI continued to perform according to expectation and benefited from a strong commodity price environment, generating operating earnings of approximately $13.1 million in 2005.

Prospect Energy’s investment in GSHI is comprised of $18.4 million in subordinated secured debt (“Subordinated Debt”) and 100% common equity shares ($12.3 million). The Subordinated Debt matures on December 22, 2011. The loan is paid in equal quarterly installments of $876,190 beginning December 31, 2006 and bears interest at 18%. Interest paid in 2005 was $3.312 million or $828,000 quarterly. Amounts outstanding on the Subordinated Debt at December 31, 2005 were $18.4 million. Additionally, on December 22, 2004, GSHI entered into a $12.5 million senior secured term loan (“Senior Debt”) with Citibank Texas, N.A. (formerly known as First American Bank, SSB). The Senior Debt matures on December 22, 2010. The loan is paid in equal quarterly installments of $543,479 beginning on June 30, 2005 and bears interest at LIBOR plus 225 basis points. Interest paid on the Senior Debt in 2005 was $682,875 and amounts outstanding at December 31, 2005 were $10.869 million.

During the nine months ended March 31, 2006, we had one repayment of debt in entirety. On December 29, 2005, Miller Petroleum, Inc. repaid $3.2 million that was originally due August 21, 2006. We have retained our equity interest in Miller Petroleum, Inc.

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

Investment income, which consists of interest income, dividend income, and origination fee accretion totaled $4.0 million for the quarter ended March 31, 2006 compared to $3.9 million for the quarter ended December 31, 2005 and $1.8 million for the quarter ended March 31, 2005. As well, investment income totaled $11.1 million for the nine month ended March 31, 2006 compared to $5.0 million for the nine months ended March 31, 2005. The remaining investment income during the three months ended March 31, 2006 was generated primarily from investments in short-term Federal Home Loan Bank Discount Notes and cash equivalents.

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

Operating expenses totaled $1.9 million for the quarter ended March 31, 2006 as compared to $1.9 million for the quarter ended December 31, 2005 and $1.3 million for the quarter ended March 31, 2005. As well, operating expenses totaled $5.5 million for the nine months ended March 31, 2006 compared to $3.8 million for the nine months ended March 31, 2005. The base management fee totaled $0.5 million for the quarter ended March 31, 2006 compared to $0.5 million for the quarter ended December 31, 2005 and $0.5 million for the quarter ended March 31, 2005. As well, the base management fee totaled $1.6 million for the nine months ended March 31, 2006 compared to $1.3 million for the nine months ended March 31, 2005. The current quarter is the second quarter where an income incentive fee has been earned by the Investment Adviser. The fee totaled $0.5 million as compared to $0.5 million in the prior quarter. Legal and professional fees began to stabilize during the three months ended March 31, 2006, as litigation related costs began to decrease.

Net Investment Income, Net Unrealized Appreciation and Net Increase in Stockholders’ Equity Resulting from Operations

Prospect Energy’s net investment income totaled $2.1 million for the quarter ended March 31, 2006 compared to $2.0 million for the quarter ended December 31, 2005 and $0.4 million for the quarter ended March 31, 2005. As well, net investment income totaled $5.6 million for the nine months ended March 31, 2006 compared to $1.2 million for the nine months ended March 31, 2005. Net investment income represents the difference between investment income and operating expenses and is directly impacted by the items described above. Net unrealized appreciation totaled $0.8 million for the quarter ended March 31, 2006 compared to $0.5 million for the quarter ended December 31, 2005 and $0.4 million for the quarter ended March 31, 2005, primarily as a result of the increase in fair value of our investment in GSHI. As well, net unrealized appreciation totaled $1.4 million for the nine months ended March 31, 2006 compared to $0.4 million for the nine months ended March 31, 2005. Net increase in stockholders’ equity resulting from operations represents the sum of the returns generated from net investment income, realized gains (losses) and from unrealized appreciation (depreciation).

Financial Condition, Liquidity and Capital Resources

The Company’s liquidity and capital resources were generated primarily from the remaining net proceeds of its initial public offering as well as from cash flows from operations. We generated $97.0 million in cash from the net proceeds of our initial offering. We used cash flows in operating activities totaling ($3.2) million for the nine months ended March 31, 2006 compared to ($82.6) million for the nine months ended March 31, 2005. We declared and paid dividends totaling $5.5 million for the nine months ended March 31, 2006 compared to $1.6 million for the nine months ended March 31, 2005. In the future, we may also fund a portion of our investments through borrowings from banks, issuances of senior securities or secondary offerings. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our objective is to put in place such borrowings in order to expand our portfolio. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

At March 31, 2006, we held no cash in the segregated account maintained in conjunction with a limited indemnity issued to Citibank Texas, N.A. (formerly First American Bank, SSB). The limited indemnity with Citibank required us to indemnify Citibank for up to $12.0 million for any losses it realizes on its term loan to GSHI resulting only from potential legal claims that might or could be asserted by certain third parties. This limited indemnity was backed by the funds in the segregated account. During the quarter ended December 31, 2005 and June 30, 2005, $9.6 million and $3.3 million of previously segregated funds were released to the Company, respectively. These reductions reflected a waiver of the segregated funds requirement due to the developments related to legal claims and prior payments by GSHI to Citibank Texas, N.A., respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates, equity price risk and some of the loans in our portfolio may have floating rates. To date, a significant, but declining, percentage of our assets have been and are invested in short-term U.S. Treasury bills. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the three and nine months ended March 31, 2006 and the twelve months ended June 30, 2005, we did not engage directly in hedging activities.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, Prospect Energy carried out an evaluation, under the supervision and with the participation of Prospect Energy’s management, including Prospect Energy’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of Prospect Energy’s disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, as of April 27, 2006, the chief executive officer and the chief financial officer have concluded that Prospect Energy’s current disclosure controls and procedures are effective in timely alerting them of material information relating to Prospect Energy that is required to be disclosed by Prospect Energy in the reports it files or submits under the Securities Exchange Act of 1934.

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

There have been no changes in Prospect Energy’s internal control over financial reporting that occurred during the nine months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On December 6, 2004, DGP served Prospect Energy with a complaint filed November 30, 2004 in the U.S. District for the Southern District of Texas, Galveston Division. DGP alleges that DGP was defrauded and that Prospect Energy breached its fiduciary duty to DGP and tortiously interfered with DGP's contract to purchase Gas Solutions, Ltd. (a subsidiary of our portfolio company, GSHI) in connection with Prospect Energy's alleged agreement in September 2004 to loan DGP funds with which DGP intended to buy Gas Solutions, Ltd. for approximately $26 million. The complaint seeks relief not limited to $100 million. We believe that the DGP complaint is frivolous and without merit, and intend to defend the matter vigorously. On November 30, 2005, U.S. Magistrate Judge John R. Froeschner of the U.S. District Court for the Southern District of Texas, Galveston Division, issued a recommendation that the court grant Prospect Energy's Motion for Summary Judgment dismissing all claims by DGP. On February 21, 2006 the U.S. District Judge Samuel Kent of the U.S. District Court for the Southern District of Texas, Galveston Division issued an order granting Prospect Energy's Motion for Summary Judgment dismissing all claims by Dallas Gas Partners, L.P., against Prospect Energy Corporation. DGP has appealed this decision.

On April 7, 2005 a former officer of the Company filed a complaint with the Occupational Safety and Health Administration of the Department of Labor (“OSHA”) alleging discrimination, retaliation, infliction of emotional distress and other claims. This officer seeks economic reinstatement and other relief. On September 15, 2005, OSHA issued findings, including an order dismissing this complaint. The complainant has filed written objections to the order and had a hearing before an Administrative Law Judge on March 16, 2006. On May 5, 2006, the Administrative Law Judge issued a Decision and Order granting Summary Decision and dismissing the Complaint. The Company does not believe that these claims, even if ultimately resolved against the Company, would be material. The Company believes the complaint is frivolous and without merit and intends to defend itself vigorously.

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

PROSPECT ENERGY CORPORATION (Registrant)

Dated: May 10, 2006	By: /s/ John F. Barry III

John F. Barry III
Chief Executive Officer and
Chairman of the
Board of Directors