Form 10-Q/A
period 2006-03-31
PROSPECT ENERGY CORP
filed 2006-07-18
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes     No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of March 31, 2006 was 7,061,940.

Prospect Energy Corporation

FORM 10−Q/A

Amendment No. 1

EXPLANATORY NOTE

Prospect Energy Corporation is filing this Amendment No. 1 to its Quarterly Report on Form 10−Q for the fiscal quarter ended March 31, 2006, as originally filed with the Securities and Exchange Commission on May 10, 2006, for the sole purpose of correcting inadvertent omissions from the Section 302 certifications. This Amendment No. 1 on Form 10−Q/A does not change or update the previously reported financial statements or any of the other disclosure contained in the original Form 10−Q.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed by the undersigned thereunto duly authorized.

Prospect Energy Corporation
Date: July 17, 2006	By:	/s/ William E. Vastardis
William E. Vastardis Chief Financial Officer

INDEX TO EXHIBITS

31.1 – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes−Oxley Act of 2002.

31.2 – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes−Oxley Act of 2002.