Form 10-K
period 2006-06-30
PROSPECT ENERGY CORP
filed 2006-09-28
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commision File Number: 333-114552

PROSPECT ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	43-2048643
(State of Incorporation)	(I.R.S. Employer Identification Number)

10 East 40th Street,
New York, NY	10016
(Address of principal executive offices)	(Zip Code)

(212) 448-0702
Registrant’s telephone number, including area code:

________________

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, par value
$0.001 per share
________________

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐     No ☒

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No ☒

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes ☐     No ☒

     The aggregate market value of common stock held by non-affiliates of the Registrant on September 27, 2006 based on the closing price on that date of $15.48 on the NASDAQ Global Market was $195,288,459. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates.

     As of September 27, 2006, there were 12,786,523 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

     Portions of the Registrant’s definitive Proxy Statement relating to the 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described therein.

     PROSPECT ENERGY CORPORATION
FORM 10-K FOR THE YEAR ENDED JUNE 30, 2006

PART I

     The terms “we,” “us,” “our,” “Company” and “Prospect Energy” refer to Prospect Energy Corporation; “Prospect Management” or the “Investment Adviser” refers to Prospect Capital Management, LLC; “Prospect Administration” or the “Administrator” refers to Prospect Administration, LLC.

Item 1. Business

     We are a financial services company that lends to and invests in companies in the energy industry. We are organized as a non-diversified closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, or the “1940 Act.”

     We concentrate on making investments in energy companies having annual revenues of less than $250.0 million. Our typical investment involves a secured loan of less than $30.0 million with some form of equity participation. In most cases, companies in which we invest are privately held or have thinly traded public securities at the time we invest in them. We refer to these companies as “middle market” companies and these investments as middle market investments.

     We seek to maximize returns to our investors by applying rigorous credit analysis and asset-based lending techniques to make and monitor our investments in asset intensive energy companies. We do not intend to invest directly in any energy company engaged exclusively in (1) oil and gas exploration, (2) speculative risks or (3) speculative trading in oil, gas and/or other commodities, although some of the energy companies in which we invest may be involved in some exploration or development activity.

     As of June 30, 2006, we held investments having an aggregate value of $134.0 million in fifteen portfolio companies. As of June 30, 2006, the weighted average yield on all of our outstanding investments in long-term debt securities issued by our portfolio companies was 14.3% (17.0% including equity securities).

The Energy Industry

     We invest primarily in the North American energy industry. We believe the energy industry is one of the largest, most dynamic and important industries in North America. The energy industry consists of companies in the direct energy value chain as well as companies that sell products and services to, or acquire products and services from, the direct energy value chain. In this document, we refer to all of these companies as “energy companies” and assets in these companies as “energy assets.” The categories of energy companies in this value chain are described below. The direct energy value chain includes upstream businesses, midstream businesses and downstream businesses:

  Upstream businesses find, develop and extract energy resources, including natural gas, crude oil and coal, which are typically found underground or offshore in geological reservoirs.

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

Our Investment Objective and Policies

     Our investment objective is to generate both current income and long-term capital appreciation through debt and equity investments. We focus on making investments in energy companies and will invest, under normal circumstances, at least 80% of our assets (including the amount of any borrowings for investment purposes) in these companies. Prospect Energy is a non-diversified company within the meaning of the 1940 Act, which means that from time to time a greater portion of our assets may consist of portfolio companies in which we have invested more than 5% of our net asset value and/or hold more than 10% of the outstanding voting securities than would be the case if we were a diversified company.

     We seek to maximize returns to our investors by applying rigorous credit analysis and asset-based lending techniques, such as taking first or second priority security interests in energy assets. We do not invest directly in any energy company exclusively involved in (1) speculative oil and gas exploration, (2) speculative risks or (3) speculative trading in oil, gas and/or other commodities. Some of the energy companies in which we invest are involved in some exploration or development activity. While the structure of our investments varies, we invest primarily in secured senior and subordinated loans, generally referred to as mezzanine loans, which often include equity interests such as warrants or options received in connection with these loans, and dividend-paying equity securities, such as common and preferred stock and convertible securities, of middle market energy companies. Our investments typically range between $5.0 million and $30.0 million each, although this investment size may vary proportionately as the size of our capital base changes.

     While we primarily seek current income through investment in the debt and/or dividend-paying equity securities of privately held or thinly traded public energy companies and long-term capital appreciation by acquiring accompanying warrants, options or other equity securities of such companies, we may invest up to 30% of our assets in opportunistic investments in order to seek enhanced returns for stockholders. Such investments may include debt and equity instruments of public companies that are thinly traded. We expect that these public companies generally will have debt securities that are non-investment grade. Within this 30% basket, we may also invest in debt and equity securities of middle-market companies located outside of the United States.

     Our investments typically include equity components that provide us with opportunities to share in the growth in value of portfolio companies. Equity components may include warrants or options to acquire common shares in a portfolio company, payment of a portion of the contractual interest on debt securities in common shares of the portfolio company, or contractual payment rights or rights to receive a proportional interest in the revenue, operating cash flow or net income of such company. When determined by the Investment Adviser to be in our best interest, we may acquire a controlling interest in a portfolio company. Any warrants or options we receive may require only a nominal cost to exercise, and thus, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. In many cases, we have structured, and may seek to include, in all warrants provisions protecting our rights as a minority-interest or, if applicable, controlling-interest holder, as well as puts. We may also seek to include in all warrants rights to sell such securities back to the company, upon the occurrence of specified events. In many cases, we obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights.

     We plan to hold most of our investments to maturity or repayment, but may sell our investments earlier if a liquidity event takes place, such as the sale or recapitalization of a portfolio company, or if the Investment Adviser deems such sale to be in our best interest.

     We have qualified and elected to be treated for federal income tax purposes as a regulated investment company, or a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a RIC, we generally do not pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses.

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

  Attendance at and participation in board meetings; and

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

  Preliminary valuation conclusions are then documented and discussed with our senior management;

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

Managerial Assistance

     As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We may receive fees for these services. Such fees would not qualify as “good income” for purposes of the 90% income test that we must meet each year to qualify as a registered investment company or “RIC.” Prospect Administration, LLC (“Prospect Administration”) provides such managerial assistance on our behalf to portfolio companies and is compensated therefore when we are required to provide this assistance.

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

Management Fee

Investment Advisory Agreement

     Our investment activities are managed by our Investment Adviser, which is an investment adviser that is registered under the Investment Advisers Act of 1940, or the “Advisers Act.” We depend on the diligence, skill and network of business contacts of the senior management of our Investment Adviser. We also depend, to a significant extent, on our Investment Adviser’s access to the investment professionals of Prospect Management and the information and deal flow generated by the Prospect Management Investment professionals in the course of their investment and portfolio management activities. The senior management team evaluates, negotiates, structures, closes, monitors and services our investments. Our future success depends to a significant extent on the continued service of the senior management team, particularly John F. Barry III and M. Grier Eliasek. The departure of any of the senior managers of our Investment Adviser could have a material adverse effect on our ability to achieve our investment objectives. In addition, we can offer no assurance that Prospect Management will remain our Investment Adviser or that we will continue to have access to its investment professionals or its information and deal flow.

     Prospect Energy has entered into an investment advisory and management agreement with Prospect Management (the “Investment Advisory Agreement”) under which the Investment Adviser, subject to the overall supervision of Prospect Energy’s board of directors, manages the day-to-day operations of, and provides investment advisory services to, Prospect Energy. Under the terms of the Investment Advisory Agreement, our Investment Adviser: (i) determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes, (ii) identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); and (iii) closes and monitors investments we make.

     Prospect Management’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. For providing these services the Investment Adviser receives a fee from Prospect Energy, consisting of two components--a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.00% on Prospect Energy’s gross assets (including amounts borrowed and drawn down). For services rendered under the Investment Advisory Agreement during the period commencing from the closing of Prospect Energy’s initial public offering through and including the first six months of operations, the base management fee was payable monthly in arrears. For services currently rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of Prospect Energy’s gross assets at the end of the two most recently completed calendar quarters (the closing of Prospect Energy’s initial public offering was treated as a quarter end for these purposes) and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial month or quarter are appropriately pro rated. The total base management fees earned by and paid to Prospect Management during the twelve months ended June 30, 2006 and June 30, 2005 were $2.1 million and $1.8 million, respectively.

     The incentive fee has two parts. The first part, the income incentive fee, is calculated and payable quarterly in arrears based on Prospect Energy’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees and other fees that Prospect Energy receives from portfolio companies) accrued during the calendar quarter, minus Prospect Energy’s operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement described below, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment in kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of Prospect Energy’s net assets at the end of the immediately preceding calendar quarter, is compared to a “hurdle rate” of 1.75% per quarter (7.00% annualized). However, our Investment Adviser has voluntarily agreed that for each fiscal quarter after January 1, 2005, the quarterly hurdle rate will be equal to the greater of (a) 1.75% and (b) a percentage equal to the sum of 25.00% of the daily average of the “quoted treasury rate” for each month in the immediately preceding two quarters plus 0.50%. “Quoted treasury rate” means the yield to maturity (calculated on a semi-annual bond equivalent basis) at the time of computation for Five Year U.S. Treasury notes with a constant maturity (as compiled and published in the most recent Federal Reserve Statistical Release H). These calculations will be appropriately pro rated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter. The voluntary agreement by the Investment Adviser that the hurdle rate be fluctuating for each fiscal quarter after January 1, 2005 (as discussed above) may be terminated by the Investment Adviser at any time upon 90 days’ prior notice.

     The net investment income used to calculate this part of the incentive fee is also included in the amount of the gross assets used to calculate the 2.00% base management fee. Prospect Energy pays the Investment Adviser an income incentive fee with respect to Prospect Energy’s pre-incentive fee net investment income in each calendar quarter as follows:

  no incentive fee in any calendar quarter in which Prospect Energy’s pre-incentive fee net investment income does not exceed the hurdle rate;

  100.00% of Prospect Energy’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 125.00% of the quarterly hurdle rate in any calendar quarter (8.75% annualized assuming a 7.00% annualized hurdle rate); and

  20.00% of the amount of Prospect Energy’s pre-incentive fee net investment income, if any, that exceeds 125.00% of the quarterly hurdle rate in any calendar quarter (8.75% annualized assuming a 7.00% annualized hurdle rate).

     These calculations are appropriately pro rated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

     The following is a calculation of the most recent Incentive Fee payable as of June 30, 2006:

Prior Quarter Net Asset Value	$104,601,343
Quarterly Hurdle Rate	1.7500%	**
Current Quarter Hurdle	1,830,524
125.00% of the Quarterly Hurdle Rate	2.1875%
125.00% of the Current Quarter Hurdle	2,288,154
Current Quarter Pre Incentive Fee Net Investment Income	3,725,107
Incentive Fee - “Catch-Up”	457,631
Incentive Fee - 20.00% in Excess of 125.00% of the Current Quarter Hurdle	287,390
Total Current Quarter Incentive Fee	$745,021

___________________

**	Please note that 25.00% of the quoted treasury rate plus 0.50% was 1.6166%, therefore the quarterly hurdle rate of 1.75% was used.

     The second part of the incentive fee, the capital gains incentive fee, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.00% of Prospect Energy’s realized capital gains for the calendar year, if any, computed net of all realized capital losses and unrealized capital depreciation at the end of such year. In determining the capital gains incentive fee payable to the Investment Adviser, Prospect Energy calculates the aggregate realized capital gains, aggregate realized capital losses and aggregate unrealized capital depreciation, as applicable, with respect to each of the investments in its portfolio. For this purpose, aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Aggregate realized capital losses equal the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable date and the original cost of such investment. At the end of the applicable period, the amount of capital gains that serves as the basis for Prospect Energy’s calculation of the capital gains incentive fee equals the aggregate realized capital gains less aggregate realized capital losses and less aggregate unrealized capital depreciation with respect to its portfolio of investments. If this number is positive at the end of such period, then the capital gains incentive fee for such period is equal to 20.00% of such amount, less the aggregate amount of any capital gains incentive fees paid in respect of its portfolio in all prior periods. $1.8 million and no income incentive fees were earned for the twelve months ended June 30, 2006 and June 30, 2005, respectively. No capital gains incentive fees were earned for the twelve months ended June 30, 2006 and June 30, 2005.

Duration and Termination

     The Investment Advisory Agreement was originally approved by our board of directors on June 23, 2004 and continued for an additional one year term expiring June 23, 2007 on May 15, 2006. Unless terminated earlier as described below, it will remain in effect from year to year thereafter if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon not more than 60 days’ written notice to the other. See “Risk factors—Risks relating to our business and structure—We are dependent upon Prospect Management’s key management personnel for our future success.”

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

  organization and offering;

  calculation of our net asset value (including the cost and expenses of any independent valuation firm);

  expenses incurred by Prospect Management payable to third parties, including agents, consultants or other advisers (such as independent valuation firms, accountants and legal counsel), in monitoring our financial and legal affairs and in monitoring our investments and performing due diligence on our prospective portfolio companies;

  interest payable on debt, if any, and dividends payable on preferred stock, if any, incurred to finance our investments;

  offerings of our debt, our preferred shares, our common stock and other securities;

  investment advisory fees;

  fees payable to third parties, including agents, consultants or other advisers, relating to, or associated with, evaluating and making investments;

  transfer agent and custodial fees;

  CCO and CFO fees;

  registration fees;

  listing fees;

  taxes;

  independent directors’ fees and expenses;

  costs of preparing and filing reports or other documents with the SEC;

  the costs of any reports, proxy statements or other notices to stockholders, including printing costs;

  our allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;

  direct costs and expenses of administration, including auditor and legal costs; and

  all other expenses incurred by us, by our Investment Adviser or by Prospect Administration in connection with administering our business, such as our allocable portion of overhead under the Administration Agreement, including rent and our allocable portion of the costs of our chief compliance officer and chief financial officer and their respective staffs under the sub-administration agreement.

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

     Prospect Administration, pursuant to the approval of our board of directors, has engaged Vastardis Fund Services LLC (“VFS”) to serve as the sub-administrator of Prospect Energy to perform certain services required of Prospect Administration. This engagement began in May 2005 and ran on a month to month basis at the rate of $25,000 annually, payable monthly. Under the sub-administration agreement, VFS provides Prospect Energy with office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities. VFS also conducts relations with custodians, depositories, transfer agents, dividend disbursing agents, other stockholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable. VFS provides reports to the Administrator and the Directors of its performance of obligations and furnishes advice and recommendations with respect to such other aspects of the business and affairs of Prospect Energy as it shall determine to be desirable. Under the revised and renewed sub-administration agreement, VFS also provides the service of William E. Vastardis as the Chief Financial Officer (“CFO”) of the Fund. This service was formerly provided at the rate of $225,000 annually, payable monthly. In May 2006, the engagement was revised and renewed as an asset-based fee with a $400,000 annual minimum, payable monthly. VFS does not provide any advice or recommendation relating to the securities and other assets that Prospect Energy should purchase, retain or sell or any other investment advisory services to Prospect Energy. VFS is responsible for the financial and other records that either Prospect Energy (or the Administrator on behalf of Prospect Energy) is required to maintain and prepares reports to stockholders, and reports and other materials filed with the Securities and Exchange Commission. In addition, VFS assists Prospect Energy in determining and publishing Prospect Energy’s net asset value, overseeing the preparation and filing of Prospect Energy’s tax returns, and the printing and dissemination of reports to stockholders of Prospect Energy, and generally overseeing the payment of Prospect Energy’s expenses and the performance of administrative and professional services rendered to Prospect Energy by others.

     Under the sub-administration agreement, VFS and its officers, partners, agents, employees, controlling persons, members, and any other person or entity affiliated with VFS, is not liable to the Administrator or Prospect Energy for any action taken or omitted to be taken by VFS in connection with the performance of any of its duties or obligations or otherwise as sub-administrator for the Administrator on behalf of Prospect Energy. The agreement also provides that, absent willful misfeasance, bad faith or negligence in the performance of VFS’s duties or by reason of the reckless disregard of VFS’s duties and obligations, VFS and its officers, partners, agents, employees, controlling persons, members, and any other person or entity affiliated with VFS is entitled to indemnification from the Administrator and Prospect Energy. All damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of the Administrator or Prospect Energy or the security holders of Prospect Energy) arising out of or otherwise based upon the performance of any of VFS’s duties or obligations under the agreement or otherwise as sub-administrator for the Administrator on behalf of Prospect Energy.

Investment Adviser

     Prospect Management is a Delaware limited liability corporation that is registered as an investment adviser under the Advisers Act. The principal executive offices of Prospect Management are 10 East 40th Street, 44th Floor, New York, NY 10016.

Investment Personnel

     The investment personnel of our Investment Adviser currently consist of its executive officers, John F. Barry and M. Grier Eliasek, and eight additional investment professionals, two of whom are contractors who work solely for Prospect Management. The following information pertains to the investment personnel of the Adviser who are not executive officers or employees of Prospect Energy.

     David L. Belzer. Mr. Belzer has over seven years of experience in energy finance. Mr. Belzer serves Prospect Management as an investment consultant based in Boston and is a senior member of the investment committee focusing on origination and other investment activities. Mr. Belzer provides investment consulting services solely to Prospect Management. From February 2004 through November 2004, Mr. Belzer provided investment consulting services to Sheridan Road Capital. From January 2000 through February 2004, Mr. Belzer served as Vice President, first at Fieldstone Private Capital Group and then at Blaylock & Partners. While at Fieldstone and Blaylock, he managed a variety of financing transactions in the oil and gas, utility, and power sectors, including public equity offerings, private placements and high yield offerings. Prior to Fieldstone, Mr. Belzer was a member of the Structured Finance Group at General Electric Capital Corporation, where he focused on investments in the oil and gas sector. From 1996 to 1998, Mr. Belzer worked for Wheelabrator Technologies Inc., a developer of waste-to-energy plants. Mr. Belzer graduated from the University of Indiana with a B.A. in Economics and Environmental Studies. Subsequently, Mr. Belzer received his M.B.A. from the Olin School of Business at Washington University. Mr. Belzer also holds a NASD Series 7 license. Mr. Belzer has consulted for Prospect Management since November 2004. He is 37 years old.

     Richard A. Brand. Mr. Brand began his career as an investment banker at PaineWebber in 1980. At Prospect, Mr. Brand focuses on sourcing and screening potential Prospect Energy investments. As a banker and private equity professional, Mr. Brand has structured debt financings for a number of oil and gas companies. From September 2002 to June 2004, he was a Managing Director at CDC Securities. From 1998 to July 2002, Mr. Brand was a Managing Director at Robertson Stephens, where he served on the Bayview Fund, the partners’ investment fund; chaired the private placement oversight committee; and served on the broker dealer commitment committee. From 1996 to 1998, Mr. Brand was a Director in Global Private Capital Markets at Deutsche Bank. From 1993 to 1996, he was a Vice President at Donaldson, Lufkin & Jenrette, where he helped establish the Private Funds Group. From 1986 to 1993, Mr. Brand was a Vice President at Merrill Lynch. From 1980 through 1985, Mr. Brand was an investment banker at PaineWebber. Mr. Brand received his M.B.A. in Finance from the University of Chicago and his B.A. in Economics and English from the University of Iowa (Phi Beta Kappa), where he was Vice President of the Council of Academic Colleges. Mr. Brand has been with Prospect Management since October 2004. He is 49 years old.

     Bart J. de Bie. Mr. de Bie has over seven years experience as an investment banker, primarily focused on energy industry clients. From August 2003 through August 2004, Mr. de Bie was a director at Cenatar Advisory Group, an advisory boutique that provided capital formation and advisory services and focused on the energy and utility sector clients. Prior to Cenatar, Mr. de Bie spent January through July 2003 as an independent consultant. From September 1997 through December 2002, Mr. de Bie was an investment banker with J.P.Morgan & Co., where he advised energy and non-energy clients on various acquisitions, divestitures and financing transactions. Mr. de Bie graduated from the University of Wisconsin with a B.A. in Economics. Subsequently Mr. de Bie received his J.D. from the George Washington University Law School. Mr. de Bie has been admitted to the New York Bar and holds NASD Series 24, 63 and 7 licenses. Mr. de Bie has been with Prospect Management since September 2004. He is 33 years old.

     James A. Flores. Mr. Flores has over 25 years of experience in energy and finance. Mr. Flores serves Prospect Management as an investment consultant based in Indiana. Mr. Flores provides investment consulting services solely for Prospect Management. From October 2003 to March 2004, Mr. Flores was Vice President and Chief Financial Officer for Norwest Corporation, a leading mining and energy consulting firm in Salt Lake City, Utah where he was responsible for administrating financial reporting and treasury for the company’s worldwide operations as well as leading the firm’s financial consulting practices. Prior to Norwest Corporation, Mr. Flores was an independent financial adviser in the ethanol fuel and geothermal power industries. From 1994 to 2002, Mr. Flores was employed by MidAmerican Energy Holdings Company, an affiliate of Berkshire Hathaway, with large interests in various independent power projects, utilities, gas pipelines, and oil and gas. Before MidAmerican, Mr. Flores spent 15 years in corporate banking first with Manufacturers Hanover Trust Company as a credit analyst, and subsequently with Mellon Bank in its international and corporate banking departments. He holds a B.A. from Princeton University and an M.B.A. from the Wharton School, University of Pennsylvania. Mr. Flores is fluent in Spanish. Mr. Flores has been with Prospect Management since April 2004. He is 53 years old.

     John S. Hopley. Mr. Hopley has 18 years of experience in energy and finance. From January 2001 to August 2004, Mr. Hopley served as managing principal at Greenwich Energy Capital Management, an energy advisory and asset management firm, where he focused on origination, business development, asset dispositions, structuring and valuations. From June 2000 to January 2001, Mr. Hopley served as a senior vice president at WL Ross & Co, LLC, where he worked on investing opportunities in Korea. From 1995 to 2000, Mr. Hopley served as vice president at Enron Corporation, where he created and led the Restructuring Group with a portfolio valued at $550 million after service in each of the Corporate Development and Underwriting Groups. While at Enron, Mr. Hopley participated in more than 30 transactions totaling more than $5 billion. From 1992 to 1995, Mr. Hopley served as senior associate at Bankers Trust Company, where he worked in the Loan Syndication and Portfolio Management departments. Mr. Hopley started his finance career at Deutsche Bank in 1989. From 1981 to 1984, Mr. Hopley served as a research associate for the United Nations Industrial Development Organization in Vienna, Austria. Mr. Hopley holds a B.A. from Columbia University and a Masters in International Affairs from Columbia University. Mr. Hopley has been with Prospect Management since August 2004. He is 45 years old.

     Mark D. Hull. Mr. Hull has over six years of finance experience working in private equity and investment banking. Prior to Prospect, Mr. Hull worked for Ballard Exploration, a private, Houston-based oil and gas exploration and production company. At Ballard, Mr. Hull provided financial analyses for business development in upstream and midstream projects. From 2002 through 2004, Mr. Hull worked for L. M. Girard & Co., L.P., a Houston-based private equity firm specializing in energy and process industry buyouts. At L. M. Girard, Mr. Hull was responsible for evaluating, structuring and conducting due diligence for leveraged buyout transactions. From 2001 to 2002, Mr. Hull worked for a long/short equity hedge fund in the Robertson family office in Houston. Prior to Robertson, Mr. Hull worked for three years as an investment banker with Merrill Lynch in New York and Southwest Securities in Dallas. Mr. Hull graduated from the University of Texas at Austin with a BBA in Finance and received his MBA from New York University’s Stern School of Business. He is 30 years old.

     Eric K. Klaussmann. Mr. Klaussmann has over ten years of experience in energy finance, both in North America and internationally. Prior to Prospect, Mr. Klaussmann was with Bayerische Landesbank from March 2004 to August 2004. From December 2002 to February 2004, Mr. Klaussman was a principal at MMC Energy, LLC, a New York and London based energy merchant bank and asset management company, where he originated, evaluated and structured investments in energy assets. From May 1999 to April 2002, Mr. Klaussmann was a member of the Energy and Power Technology investment banking group at CIBC World Markets where he managed a variety of financing transactions in the energy and power technology sectors including private placements, public equity offerings, high yield offerings, and M&A transactions. From 1998 to 1999, Mr. Klaussmann was a member of the Energy Group at TD Securities, where he specialized in the origination, structuring and analysis of energy related project finance transactions. From 1996 to 1998, Mr. Klaussmann was a member of the Project Development team at Energy Transportation Group, where he was responsible analyzing and developing new project finance opportunities in Romania, China and Pakistan. Mr. Klaussmann holds a Masters in Economics from Boston University and Bachelor of Arts cum laude from Boston University. Mr. Klaussmann has been with Prospect Management since September 2004. He is 33 years old.

     David Meskhi. Mr. Meskhi has over four years of mergers and acquisitions, financial management, and business valuation experience. Prior to Prospect, Mr. Meskhi worked at the investment banking division of Dresdner, Kleinwort, Wasserstein (DrKW), and Transaction Advisory Services at KPMG LLP in New York City. Prior to KPMG, Mr. Meskhi served as the Manager of Finance of Booz, Allen & Hamilton’s office in the Republic of Georgia for one year. Mr. Meskhi has worked extensively in the energy sector including utilities, renewable energy, midstream, as well as oil and gas exploration and production. His clients included some of the largest energy companies and private equity firms. Mr. Meskhi holds an MBA degree from Harvard University Graduate School of Business. He also received a Bachelor’s degree in Business Administration from Bryant College, where he achieved high distinction graduating summa cum laude. Mr. Meskhi holds a Chartered Financial Analyst (CFA) designation, and he is also a Certified Fraud Examiner, (CFE). He is 27 years old.

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

Determination of Net Asset Value

     The net asset value per share of our outstanding shares of common stock will be determined quarterly by dividing the value of total assets minus liabilities by the total number of shares outstanding.

     In calculating the value of our total assets, we will value investments for which market quotations are readily available at such market quotations. Short-term investments which mature in 60 days or less, such as U.S. Treasury bills, are valued at amortized cost, which approximates market value. The amortized cost method involves valuing a security at its cost on the date of purchase and thereafter assuming a constant amortization to maturity of the difference between the principal amount due at maturity and cost. Short-term securities which mature in more than 60 days are valued at current market quotations by an independent pricing service or at the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, or otherwise by a principal market maker or a primary market dealer). Investments in money market mutual funds are valued at their net asset value as of the close of business on the day of valuation.

     It is expected that most of the investments in the Company’s portfolio will not have readily available market values. Any debt or equity security whose market price is not readily available is valued at fair value, with the assistance of an independent valuation service, using a valuation policy and a consistently applied valuation process which is under the direction of our board of directors. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market values, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments, and the differences could be material. For a discussion of the risks inherent in determining the value of securities for which readily available market values do not exist, see “Risk Factors — Most of our portfolio investments are recorded at fair value as determined in good faith by our board of directors and, as a result, there is uncertainty as to the value of our portfolio investments.”

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

     Determination of fair values involves subjective judgments and estimates not susceptible to substantiation by auditing procedures. Accordingly, under current auditing standards, the notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

Dividend Reinvestment Plan

     We have adopted a dividend reinvestment plan that provides for reinvestment of our distributions on behalf of our stockholders, unless a stockholder elects to receive cash as provided below. As a result, when our board of directors authorizes, and we declare, a cash dividend, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of our common stock, rather than receiving the cash dividends.

     No action is required on the part of a registered stockholder to have their cash dividend reinvested in shares of our common stock. A registered stockholder may elect to receive an entire dividend in cash by notifying the plan administrator and our transfer agent and registrar, in writing so that such notice is received by the plan administrator no later than the record date for dividends to stockholders. The plan administrator sets up an account for shares acquired through the plan for each stockholder who has not elected to receive dividends in cash and hold such shares in noncertificated form. Upon request by a stockholder participating in the plan, the plan administrator will, instead of crediting shares to the participant’s account, issue a certificate registered in the participant’s name for the number of whole shares of our common stock and a check for any fractional share. Such request by a stockholder must be received three days prior to the dividend payable date in order for that dividend to be paid in cash. If such request is received less than three days prior to the dividend payable date, then the dividends are reinvested and shares are repurchased for the stockholder’s account; however, future dividends are paid out in cash on all balances. Those stockholders whose shares are held by a broker or other financial intermediary may receive dividends in cash by notifying their broker or other financial intermediary of their election.

     We may use primarily newly issued shares to implement the plan, whether our shares are trading at a premium or at a discount to net asset value. However, we reserve the right to purchase shares in the open market in connection with our implementation of the plan. The number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the dividend payable to such stockholder by the market price per share of our common stock at the close of regular trading on The NASDAQ Global Market on the valuation date for such dividend. If we use newly-issued shares to implement the plan, the valuation date will not be earlier than the last day that stockholders have the right to elect to receive cash in lieu of shares. Market price per share on that date will be the closing price for such shares on The NASDAQ Global Market or, if no sale is reported for such day, at the average of their reported bid and asked prices. The number of shares of our common stock to be outstanding after giving effect to payment of the dividend cannot be established until the value per share at which additional shares will be issued has been determined and elections of our stockholders have been tabulated.

     There are no brokerage charges or other charges to stockholders who participate in the plan. The plan administrator’s fees under the plan is paid by us. If a participant elects by written notice to the plan administrator to have the plan administrator sell part or all of the shares held by the plan administrator in the participant’s account and remit the proceeds to the participant, the plan administrator is authorized to deduct a $15 transaction fee plus a $0.10 per share brokerage commissions from the proceeds.

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

     Participants may terminate their accounts under the plan by notifying the plan administrator via its website at www.amstock.com or by filling out the transaction request form located at the bottom of their statement and sending it to the plan administrator at American Stock Transfer & Trust Company, P.O. Box 922, Wall Street Station, New York, NY 10269-0560 or by calling the plan administrator’s Interactive Voice Response System at (888) 888-0313.

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

     We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate and other market fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investment. Similarly, in connection with an acquisition, we may acquire rights to require issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceeds the limits of the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any investment company invest more than 5% of the value of our total assets in the securities of any one investment company or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses.

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

Managerial Assistance To Portfolio Companies

     In order to count portfolio securities as qualifying assets for the purpose of the 70% test, the business development company must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance; except that, where the business development company purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the business development company, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

     Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in United States treasury bills, federal agency securities or repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests under the Code in order to qualify as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

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

Item 1A. Risk Factors

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

Potential writedowns or losses with respect to three portfolio investments that are on our credit “watch list,” or on other portfolio investments, existing and to be made in the future could adversely affect our results of operations, cash flows, dividend level, net asset value and stock price.

     As of the date of this filing, loans we have made to Unity Virginia Holdings LLC (“Unity”), Whymore Coal Company (“Whymore”) and Worcester Energy Partners, Inc. (“Worcester”) are on our credit “watch list” due to existing or potential payment and existing or potential covenant defaults under the contracts governing such investments. Unity has filed a voluntary bankruptcy petition under Chapter 11 of the US Bankruptcy Code and is currently in default under the contract governing the investment. Unity is in the process of liquidating its assets. Our security interest in Unity’s assets is a second priority lien, and the net proceeds from the sale or liquidation of Unity’s assets may not satisfy in full the debt owed to the holder of the first priority lien on Unity’s assets. Our lack of control over the liquidation of Unity’s assets, our second lien security position in such assets and the prospect that Unity’s assets have substantially decreased in value could result in our losing our entire investment in Unity. In addition, if the bankruptcy court were to set aside as preferential payments or we were otherwise deemed not to have recognized any amounts previously paid to us by Unity, our net investment income could be materially adversely affected. As of June 30, 2006, Unity was valued at $2.8 million, which represented 2.5% of the net asset value of the fund. Whymore and Worcester have experienced liquidity problems, and the Investment Adviser believes both portfolio companies could continue to experience covenant and/or payment defaults under the contracts governing our investments in those companies. We have provided, and may in the future provide, additional capital to Whymore and Worcester to provide liquidity to those portfolio companies, to enable them to pay operating expenses, including debt service, and for capital expenditures. While we have a first priority security interest in the assets of both Whymore and Worcester, the net realizable value of such collateral may be substantially less than the balances outstanding on the loans to those entities. Moreover, either of those portfolio companies may fail to pay principal and/or interest on their outstanding debts to us. Upon further analysis of the values of these investments, we could determine that the fair value of these investments should be reduced substantially, possibly to zero. If any of these events were to occur, our results of operations and cash flows could be materially adversely affected, our net asset value could be substantially reduced, our dividend could be reduced or limited and the market price for our stock could be substantially adversely affected.

Risks Relating To Our Business And Structure

We are dependent upon Prospect Management’s key management personnel for our future success.

     We depend on the diligence, skill and network of business contacts of the senior management of Prospect Management. We also depend, to a significant extent, on our Investment Adviser’s access to the investment professionals and the information and deal flow generated by these investment professionals in the course of their investment and portfolio management activities. For a description of the senior management team, see “Management.” The senior management team evaluates, negotiates, structures, closes, monitors and services our investments. Our success depends to a significant extent on the continued service of the senior management team, particularly John F. Barry III and M. Grier Eliasek. The departure of any of the senior managers of Prospect Management or termination of the management agreement could have a material adverse effect on our ability to achieve our investment objective. In addition, we can offer no assurance that Prospect Management will remain our Investment Adviser or that we will continue to have access to its investment professionals or its information and deal flow.

Our Investment Adviser and its senior management have limited experience managing a business development company under the 1940 Act.

     The 1940 Act imposes numerous constraints on the operations of business development companies. For example, business development companies are required to invest at least 70% of their total assets primarily in securities of privately held or thinly traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Our Investment Adviser’s and its senior management’s limited experience in managing a portfolio of assets under such constraints may hinder their ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective. In addition, our investment strategies differ in some ways from those of other investment funds that have been managed in the past by our Investment Adviser’s investment professionals.

We are a relatively new company with limited operating history.

     We were incorporated in April 2004 and have conducted investment operations since July 2004. We are subject to all of the business risks and uncertainties associated with any new business enterprise, including the risk that we may not achieve our investment objective and that the value of your investment in us could decline substantially or fall to zero. We completed our initial public offering on July 27, 2004. As of June 30, 2006, we continue to pursue our investment strategy with approximately 123.7% of our net assets or about $134.0 million invested in fifteen long-term portfolio investments and 1.5% of our net assets invested in a money market fund. The remaining (25.2%) of our net assets represents liabilities in excess of other assets. If we do not realize yields in excess of our expenses, we may incur operating losses and the market price of our shares may decline.

If our primary investments are deemed not to be qualifying assets, we could lose our status as a business development company or be precluded from investing according to our current business plan.

     In order to maintain our status as a business development company, we must not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. If we acquire mezzanine loans or dividend-paying equity securities from an issuer that has outstanding marginable securities at the time we make an investment, these acquired assets cannot be treated as qualifying assets. See “Regulation — Qualifying Assets” in the accompanying document. This result follows the definition of “eligible portfolio company” under the 1940 Act, which in part looks to whether a company has outstanding marginable securities.

     Amendments promulgated in 1998 by the Board of Governors of the Federal Reserve System to Regulation T under the Exchange Act expanded the definition of marginable security to include any non-equity security. These amendments have raised questions as to whether a private company that has outstanding debt securities would qualify as an eligible portfolio company.

     We believe that the mezzanine loans and equity instruments that we have acquired and expect to continue to acquire should constitute qualifying assets because the privately held companies to which we lend do not, at the time of our investment, have outstanding marginable securities. Until the questions raised by the amendments to Regulation T have been clarified through SEC rulemaking or addressed by legislative, administrative or judicial action, we intend to treat as qualifying assets only those mezzanine loans that are not investment grade, do not have a public secondary market, and are issued by a private issuer that does not have outstanding a class of margin eligible securities at the time of our investment. Likewise, we treat equity securities issued by a portfolio company as qualifying assets only if such securities are issued by a private company that has no marginable securities outstanding at the time we purchase such securities.

     To date, we do not believe that either the SEC or its staff has taken any position with respect to our analysis of the issues discussed above and neither the SEC or its staff has indicated that they concur with our analysis. We intend to adjust our investment focus as needed to comply with and/or take advantage of any future administrative position, judicial decision or legislative action.

     If there were a court ruling or regulatory decision that conflicts with our interpretations, we could lose our status as a business development company or be precluded from investing in the manner described in this document, either of which would have a material adverse effect on our business, financial condition and results of operations. See “— Regulations governing our operation as a business development company affect our ability to raise, and the way in which we raise, additional capital” in the accompanying document. Such a ruling or decision also may require that we dispose of investments that we made based on our interpretation of Regulation T. Such dispositions could have a material adverse effect on us and our stockholders. We may need to dispose of such investments quickly, which would make it difficult to dispose of such investments on favorable terms. In addition, because these types of investments will generally be illiquid, we may have difficulty in finding a buyer and, even if we do find a buyer, we may have to sell the investments at a substantial loss. See “— The lack of liquidity in our investments may adversely affect our business” in the accompanying document.

Our financial condition and results of operations will depend on our ability to manage our future growth effectively.

     Prospect Management has been registered as an investment adviser since March 31, 2004, and Prospect Energy has been organized as a closed-end investment company since April 13, 2004. Each entity is subject to the business risks and uncertainties associated with any young business enterprise, including the limited experience in managing or operating a business development company under the 1940 Act. Our ability to achieve our investment objective depends on our ability to grow, which depends, in turn, on our Investment Adviser’s ability to continue to identify, analyze, invest in and monitor companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our Investment Adviser’s structuring of investments, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. As we grow, we and Prospect Management need to continue to hire, train, supervise and manage new employees. Failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly competitive market for investment opportunities.

     A large number of entities compete with us to make the types of investments that we make in middle market energy companies. We compete with other business development companies, public and private funds, commercial and investment banks and commercial financing companies. Additionally, because competition for investment opportunities generally has increased among alternative investment vehicles, such as hedge funds, those entities have begun to invest in areas in which they have not traditionally invested, including investments in middle-market companies. As a result of these new entrants, competition for investment opportunities in middle-market companies has intensified, and we expect that trend to continue. Many of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of existing and increasing competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

     We do not seek to compete primarily based on the interest rates that we offer. We believe that some of our competitors make loans with interest rates that are comparable to or lower than the rates we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we match our competitors’ pricing, terms and structure, we may experience decreased net interest income and increased risk of credit loss.

Regulations governing our operation as a business development company affect our ability to raise, and the way in which we raise, additional capital.

     We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a business development company, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments or sell additional shares of common stock and, depending on the nature of our leverage, to repay a portion of our indebtedness at a time when such sales may be disadvantageous. In addition, issuance of additional securities could dilute the percentage ownership of our current stockholders in us.

     As a business development company regulated under provisions of the 1940 Act, we are not generally able to issue and sell our common stock at a price below the current net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of our common stock in a rights offering to our stockholders or if (1) our board of directors determines that such sale is in the Company’s best interests and our stockholders, (2) our stockholders approve the sale of our common stock at a price that is less than the current net asset value, and (3) the price at which our common stock is to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any sales load).

     In addition, we may in the future seek to securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly owned subsidiary and contribute a pool of loans to such subsidiary. This could include the sale of interests in the subsidiary on a non-recourse basis to purchasers who we would expect to be willing to accept a lower interest rate to invest in investment grade loan pools. We would retain a portion of the equity in the securitized pool of loans. An inability to successfully securitize our loan portfolio could limit our ability to grow our business and fully execute our business strategy, and could decrease our earnings, if any. Moreover, the successful securitization of our loan portfolio might expose us to losses because the residual loans in which we do not sell interests may tend to be those that are riskier and more likely to generate losses.

If we fail to qualify as a RIC, we will have to pay corporate-level taxes on our income and our income available for distribution would be reduced.

     To maintain our qualification as a RIC under the Code, and obtain RIC tax treatment, we must meet certain source of income, asset diversification and annual distribution requirements. The annual distribution requirement for a RIC is satisfied if we distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders on an annual basis. Because we expect to use debt financing in the future, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants that could, under certain circumstances, restrict us from making distributions necessary to qualify for RIC tax treatment. If we are unable to obtain cash from other sources, we may fail to qualify for RIC tax treatment and, thus, may be subject to corporate-level income tax. To maintain our qualification as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments are in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason or become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the actual amount of our distributions. Such a failure would have a material adverse effect on us and our shares. For additional information regarding asset coverage ratio and RIC requirements, see “Regulation — Senior securities” and “Material U.S. federal income tax considerations.”

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

     For federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the making of a loan or possibly in other circumstances, or payment-in-kind interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount, which could be significant relative to our overall investment activities, or increases in loan balances as a result of payment-in-kind arrangements, are included in our income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we do not receive in cash. While we focus primarily on investments that will generate a current cash return, our investment portfolio may also include securities that do not pay some or all of their return in periodic current cash distributions.

     The income incentive fee payable by us is computed and paid on income that may include interest that has been accrued but not yet received in cash. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the income incentive fee will become uncollectible.

     Since in some cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to maintain RIC tax treatment. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify for RIC treatment and thus become subject to corporate-level income tax. See “Material U.S. federal income tax considerations — Taxation as a RIC” in the accompanying document.

If we issue senior securities, including debt, you will be exposed to additional risks, including the typical risks associated with leverage.

  You will be exposed to increased risk of loss if we incur debt to make investments. If we do incur debt, a decrease in the value of our investments or in our revenues would have a greater negative impact on the value of our common stock than if we did not use debt.

  Our ability to pay dividends would be restricted if our asset coverage ratio were not at least 200% and any amounts that we use to service our indebtedness would not be available for dividends to our common stockholders.

  It is likely that any debt we incur will be governed by an indenture or other instrument containing covenants restricting our operating flexibility.

  We and you will bear the cost of issuing and servicing our senior securities.

  Any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock.

Changes in interest rates may affect our cost of capital and net investment income.

     We expect that a significant portion of our debt investments will bear interest at fixed rates and the value of these investments could be negatively affected by increases in market interest rates. In addition, an increase in interest rates would make it more expensive to use debt to finance our investments. As a result, a significant increase in market interest rates could both reduce the value of our portfolio investments and increase our cost of capital, which would reduce our net investment income.

We need to raise additional capital to grow because we must distribute most of our income.

     We need additional capital to repay borrowings under our revolving credit facility and to fund new investments. A reduction in the availability of new capital could limit our ability to grow. We must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our shareholders to maintain our RIC status. As a result, such earnings are not available to fund investment originations. We have sought additional capital by borrowing from financial institutions and may issue debt securities or additional equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our common stock. In addition, as a business development company, we are generally required to maintain a ratio of at least 200% of total assets to total borrowings, which may restrict our ability to borrow in certain circumstances.

Most of our portfolio investments are recorded at fair value as determined in good faith by our board of directors and, as a result, there is uncertainty as to the value of our portfolio investments.

     A large percentage of our portfolio investments consist of securities of privately held or thinly traded public companies. The fair value of these securities is often not readily determinable. The determination of fair value, and thus the amount of unrealized gains or losses we may incur in any year, is to a degree subjective, and the Investment Adviser has a conflict of interest in making the determination. We value these securities quarterly at fair value as determined in good faith by our board of directors based on input from our Investment Adviser, a third party independent valuation firm and our audit committee. Our board of directors utilizes the services of an independent valuation firm to assist in determining the fair value of any securities. Certain factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings, cash flows and ability to make payments, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate over short periods of time and may be based on estimates the assumptions underlying which are erroneous. The determinations of fair value by our board of directors may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if the determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

The lack of liquidity in our investments may adversely affect our business.

     We generally make investments in private companies. Substantially all of these securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we or our Investment Adviser has material non-public information regarding such portfolio company.

We may experience fluctuations in our quarterly results.

     We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest or dividend rates payable on the debt or equity securities we acquire, the default rate on debt securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets, the seasonality of the energy industry, weather patterns, world events, changes in energy prices and general economic conditions. Several of these factors are outside our control. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Potential conflicts of interest could impact our investment returns.

     Our executive officers and directors, and the executive officers of our Investment Adviser may serve as officers, directors or principals of entities that operate in the same or related lines of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. It is possible that new investment opportunities that meet our investment objective may come to the attention of one these entities in connection with another investment advisory client or program, and, if so, such opportunity might not be offered, or otherwise made available, to us. However, as an investment adviser, Prospect Management has a fiduciary obligation to act in the best interests of its clients, including us. To that end, if Prospect Management or its affiliates manage any additional investment vehicles or client accounts in the future, Prospect Management will endeavor to allocate investment opportunities in a fair and equitable manner over time so as not to discriminate unfairly against any client. If Prospect Management chooses to establish another investment fund in the future, when the investment professionals of Prospect Management identify an investment, they will have to choose which investment fund should make the investment.

     In the course of our investing activities, under the Investment Advisory Agreement we pay base management and incentive fees to Prospect Management, and reimburse Prospect Management for certain expenses it incurs. As a result of the Investment Advisory Agreement, there may be times when the management team of Prospect Management has interests that differ from those of our stockholders, giving rise to a conflict.

     Prospect Management receives a quarterly income incentive fee based, in part, on our pre-incentive fee net investment income, if any, for the immediately preceding calendar quarter. This income incentive fee is subject to a quarterly hurdle rate before providing an income incentive fee return to the Investment Adviser. To the extent we or Prospect Management are able to exert influence over our portfolio companies, the income incentive fee may provide Prospect Management with an incentive to induce our portfolio companies to accelerate or defer interest or other obligations owed to us from one calendar quarter to another. If our Investment Adviser terminates its voluntary agreement to have the income incentive fee be subject to a fluctuating hurdle rate, the hurdle rate would be fixed. Thus, if interest rates rise, it would become easier for our investment income to exceed the hurdle rate and, as a result, more likely that our Investment Adviser will receive an income incentive fee than if interest rates on our investments remained constant or decreased. Subject to the receipt of any requisite shareholder approval under the 1940 Act, our board of directors may readjust the hurdle rate by amending the Investment Advisory Agreement.

     The income incentive fee payable by Prospect Energy is computed and paid on income that may include interest that has been accrued but not yet received in cash. If a portfolio company defaults on a loan that has a deferred interest feature, it is possible that interest accrued under such loan that has previously been included in the calculation of the income incentive fee will become uncollectible. If this happens, our Investment Adviser is not required to reimburse us for any such income incentive fee payments. If we do not have sufficient liquid assets to pay this incentive fee or distributions to stockholders on such accrued income, we may be required to liquidate assets in order to do so. This fee structure could give rise to a conflict of interest for our Investment Adviser to the extent that it may encourage the Investment Adviser to favor debt financings that provide for deferred interest, rather than current cash payments of interest. In addition, the amount of the Investment Adviser’s compensation under the incentive fee, is due, in part to the amount of unrealized depreciation accrued by the Company.

     We have entered into a royalty-free license agreement with Prospect Management. Under this agreement, Prospect Management agrees to grant us a non-exclusive license to use the name “Prospect Energy.” Under the license agreement, we have the right to use the “Prospect Energy” name for so long as Prospect Management or one of its affiliates remains our Investment Adviser. In addition, we rent office space from Prospect Administration, an affiliate of Prospect Management, and pay Prospect Administration our allocable portion of overhead and other expenses incurred by Prospect Administration in performing its obligations as Administrator under the administration agreement, including rent and our allocable portion of the costs of our chief financial officer and chief compliance officer and their respective staffs. This may create conflicts of interest that our board of directors monitors.

Changes in laws or regulations governing our operations may adversely affect our business.

     We and our portfolio companies are subject to regulation by laws at the local, state and federal levels. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, changes in these laws or regulations could have a material adverse effect on our business. For additional information regarding the regulations we are subject to, see “Regulation” in the accompanying document.

Risks Related To Our Investments

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

Our portfolio is concentrated in a limited number of portfolio companies in the energy industry, which subjects us to a risk of significant loss if any of these companies defaults on its obligations under any of the securities that we hold or if the energy industry experiences a downturn.

     As of September 27, 2006, we held investments in 17 portfolio companies. A consequence of this lack of diversification is that the aggregate returns we realize may be significantly adversely affected if a small number of such investments perform poorly or if we need to write down the value of any one investment. Beyond our income tax diversification requirements, we do not have fixed guidelines for diversification, and our investments are concentrated in relatively few portfolio companies. We estimate that, once we have invested substantially all of the net proceeds of our recent equity offering and fully utilized our credit facility, we will have invested in approximately 25 to 35 portfolio companies, depending on the availability of appropriate investment opportunities consistent with our investment objective and market conditions. In addition, we concentrate on making investments in the energy industry and will invest, under normal circumstances, at least 80% of the value of our net assets (including the amount of any borrowings for investment purposes) in energy companies. As a result, a downturn in the energy industry could materially adversely affect us.

The energy industry is subject to many risks.

     We concentrate our investments in the energy industry. Our definition of energy, as used in the context of the energy industry, is broad, and different sectors of the energy industry may be subject to various risks and economic pressures. As a result, it is difficult to anticipate the impact of changing economic and political conditions on our portfolio companies and, as a result, our financial results. The revenues, income (or losses) and valuations of energy companies can fluctuate suddenly and dramatically due to any one or more of the following factors, among others:

  Commodity Pricing Risk. While we generally do not invest in companies that accept completely unhedged commodity risk, energy companies in general are directly affected by energy commodity prices, such as the market prices of crude oil, natural gas and wholesale electricity, especially for those who own the underlying energy commodity. In addition, the volatility of commodity prices can affect other energy companies due to the impact of prices on the volume of commodities transported, processed, stored or distributed and on the cost of fuel for power generation companies. The volatility of commodity prices can also affect energy companies’ ability to access the capital markets in light of market perception that their performance may be directly tied to commodity prices. Historically, energy commodity prices have been cyclical and exhibited significant volatility. Currently, crude oil prices are near record high levels. Although we require adherence to strict risk controls, including appropriate commodity and other hedges, by each of our portfolio companies, some of our portfolio companies may not engage in hedging transactions to minimize their exposure to commodity price risk. For those companies that engage in such hedging transactions, they remain subject to market risks, including market liquidity and counterparty creditworthiness.

  Regulatory Risk. The profitability of energy companies could be adversely affected by changes in the regulatory environment. The businesses of energy companies are heavily regulated by federal, state and local governments in diverse manners, such as the way in which energy assets are constructed, maintained and operated and the prices energy companies may charge for their products and services. Such regulation can change over time in scope and intensity. For example, a particular by-product of an energy process may be declared hazardous by a regulatory agency, which can unexpectedly increase production costs. Moreover, many state and federal environmental laws provide for civil and criminal penalties as well as regulatory remediation, thus adding to the potential liability an energy company and its officers may face. In addition, the deregulation of energy markets and the unresolved regulatory issues related to some power markets create uncertainty in the regulatory environment as rules and regulations may be adopted on a transitional basis. We cannot assure you that the deregulation of energy markets will continue and if it continues, whether its impact on energy companies’ profitability will be positive.

  Production Risk. The profitability of energy companies may be materially impacted by the volume of crude oil, natural gas or other energy commodities available for transporting, processing, storing, distributing or power generation. A significant decrease in the production of natural gas, crude oil, coal or other energy commodities, due to the decline of production from existing facilities, import supply disruption, depressed commodity prices, political events, OPEC actions or otherwise, could reduce revenue and operating income or increase operating costs of energy companies and, therefore, their ability to pay debt or dividends. In recent months, OPEC has announced changes in production quotas in response to changing market conditions, including near record high oil prices in the United States.

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

  Weather Risk. Unseasonable or extreme weather patterns could result in significant volatility in demand for energy and power. This volatility may create fluctuations in earnings of energy companies.

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

  Valuation Risk. Since mid-2001, excess power generation capacity in certain regions of the United States has caused substantial decreases in the market capitalization of many energy companies. While such prices have recovered to some extent, we can offer no assurance that such decreases in market capitalization will not recur, or that any future decreases in energy company valuations will be insubstantial or temporary in nature.

  Terrorism Risk. Since the September 11th attacks, the United States government has issued public warnings indicating that energy assets, specifically those related to pipeline infrastructure, production facilities and transmission and distribution facilities, might be specific targets of terrorist activity. The continued threat of terrorism and related military activity will likely increase volatility for prices of natural gas and oil and could affect the market for products and services of energy companies. In addition, any future terrorist attack or armed conflict in the United States or elsewhere may undermine economic conditions in the United States in general.

  Financing Risk. Some of our portfolio companies rely on the capital markets to raise money to pay their existing obligations. Their ability to access the capital markets on attractive terms or at all may be affected by any of the risks associated with energy companies described above, by general economic and market conditions or by other factors. This may in turn affect their ability to satisfy their obligations with us.

Our investments in prospective portfolio companies may be risky, and you could lose all or part of your investment.

     We invest in companies in the energy industry, most of which have relatively short or no operating histories. These companies are and will continue to be subject to all of the risks and uncertainties associated with any new business enterprise, including the risk that these companies may not reach their investment objective or the value of our investment in them may decline substantially or fall to zero.

     In addition, investment in the middle market energy companies that we are targeting involves a number of other significant risks, including:

  these companies may have limited financial resources and may be unable to meet their obligations under their securities that we hold, which may be accompanied by a deterioration in the value of their equity securities or of any collateral with respect to debt securities and a reduction in the likelihood of our realizing on any guarantees we may have obtained in connection with our investment;

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

  they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us; and

  they may have less predictable operating results, may from time to time be parties to litigation, may be engaged in changing businesses with products subject to a risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and our Investment Adviser could, in the ordinary course of business, be named as defendants in litigation arising from proposed investments or from our investments in the portfolio companies.

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

     A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, even though we may have structured our interest as senior debt or preferred equity, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt or equity holding and subordinate all or a portion of our claim to those of other creditors.

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

     The incentive fee payable by us to Prospect Management may create an incentive for our Investment Adviser to make investments on our behalf that are more speculative or involve more risk than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable is determined (calculated as a percentage of the return on invested capital) may encourage the Investment Adviser to use leverage to increase the return on our investments. The use of leverage would increase the likelihood of default, which would disfavor holders of our common stock. Similarly, because the Investment Adviser will receive an incentive fee based, in part, upon net capital gains realized on our investments, the Investment Adviser may invest more than would otherwise be appropriate in companies whose securities are likely to yield capital gains, as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

     The incentive fee payable by us to Prospect Management also could create an incentive for our Investment Adviser to invest on our behalf in instruments, such as zero coupon bonds, that have a deferred interest feature. Under these investments, we would accrue interest income over the life of the investment but would not receive payments in cash on the investment until the end of the term. Our net investment income used to calculate the income incentive fee, however, includes accrued interest. For example, accrued interest, if any, on our investments in zero coupon bonds will be included in the calculation of our incentive fee, even though we will not receive any cash interest payments in respect of payment on the bond until its maturity date. Thus, a portion of this incentive fee would be based on income that we may not have yet received in cash.

We have not yet identified all of the potential investments for our portfolio.

     We have not yet identified all of the potential investments for our portfolio, and, thus, you will not be able to evaluate all of our potential investments prior to purchasing our common stock. This factor will increase the uncertainty, and thus the risk, of investing in our common stock.

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

     Although currently all of our investments are, and we expect that most of our investments will be, U.S. dollar-denominated, our investments that are denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments.

We may employ hedging techniques to mitigate certain risks, but it may not be possible to hedge fully or perfectly against such risks.

     We may employ hedging techniques to minimize currency or interest rate risks, but we can offer no assurance that such strategies will be effective. If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transaction may also limit the opportunity for gain if the values of the portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

     The success of our hedging transactions depends on our ability to correctly predict movements, currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. The degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. For a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. It may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies.

Changes in interest rates may affect our cost of capital and net investment income.

     Because we borrow money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of borrowed funds would increase, which would reduce our net investment income. We use a combination of short-term borrowings and equity capital to finance our investing activities. We utilize our revolving line of credit as a means to bridge to long-term financing. These risks are in addition to risks associated with fluctuating interest rates, which can adversely affect the interest income we are owed and that we must pay, in addition to the ability of portfolio companies to pay us, and our ability to pay our debt service and dividends, which could adversely affect us and our stock price. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

Risks Relating To Our Common Stock

There is a risk that you may not receive dividends or that our dividends may not grow or may decline over time.

     We have made and intend to continue to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a business development company, we may be limited in our ability to make distributions. See “Price Range of Common Stock and Distributions” in this document.

Provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

     The Maryland General Corporation Law and our charter and bylaws contain provisions that may have the effect of discouraging, delaying or making more difficult a change in control and preventing the removal of incumbent directors. We are covered by the Maryland Business Combination Act (the “Business Combination Act”) to the extent such statute is not superseded by applicable requirements of the 1940 Act. However, our board of directors has adopted a resolution exempting any business combination between us and any other person from the Business Combination Act, subject to prior approval of such business combination by our board of directors, including a majority of our directors who are not interested persons as defined in the 1940 Act. In addition, the Maryland Control Share Acquisition Act (the “Control Share Act”) provides that control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter. Our bylaws contain a provision exempting from the Control Share Act any and all acquisitions by any person of our shares of stock. If the applicable board resolution is repealed or our board of directors does not otherwise approve a business combination, the Business Combination Act and the Control Share Act (if we amend our bylaws to be subject to that Act) may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

     Additionally, under our charter, our board of directors is divided into three classes serving staggered terms and no director may be removed except for cause and upon vote of stockholders holding 662/3% of the shares of common stock entitled to vote on the election of directors. The inability to remove directors and the maintenance of a staggered board could discourage others from pursuing a merger or other change-of-control transaction. Our board of directors may, without stockholder action, authorize the issuance of shares of stock in one or more classes or series, including preferred stock; and our Board of Directors may, without stockholder action, amend our charter to increase the number of shares of stock of any class or series that we have authority to issue. The existence of these provisions, among others, may have a negative impact on the price of our common stock and may discourage third party bids for ownership of our Company. These provisions may prevent any premiums being offered to you for shares of our common stock.

Investing in our common stocks may involve a high degree of risk.

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

     The market price and liquidity of the market for our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

  significant volatility in the market price and trading volume of securities of business development companies or other companies in the energy industry, which are not necessarily related to the operating performance of these companies;

  changes in regulatory policies or tax guidelines, particularly with respect to RICs or business development companies;

  loss of RIC status;

  changes in earnings or variations in operating results;

  changes in the value of our portfolio of investments;

  any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

  termination of the Investment Advisory Agreement with Prospect Management, or departure of one or more of Prospect Management’s key personnel;

  operating performance of companies comparable to us;

  changes in prevailing interest rates;

  litigation matters;

  general economic trends and other external factors; and

  loss of a major funding source.

We may allocate the net proceeds from any offering in ways with which you may not agree.

     We will have significant flexibility in investing the net proceeds of any offering of our common stock. We may use the net proceeds from an offering in ways with which you may not agree or for investments other than those contemplated at the time of such offering, unless such change in the use of proceeds is subject to stockholders’ approval or prohibited by law.

Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

     As of September 27, 2006, we have 12,786,523 shares of common stock outstanding. Sales of substantial amounts of our common stock or the availability of such common stock for sale could adversely affect the prevailing market price for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of common stock should we desire to do so.

Item 1B. Unresolved Staff Comments

      None

Item 2. Properties

     We do not own any real estate or other physical properties materially important to our operation. Our offices are located at 10 East 40th Street, New York, New York 10016, where we occupy our office space pursuant to our Administration Agreement with Prospect Administration. Our office facilities, which are shared with our Investment Adviser and Administrator, consist of more than three thousand square feet and include twelve rooms and associated common areas that are used for offices and conference facilities. We believe that our office facilities, which also include the use of more than twelve computers and two computer servers, are suitable and adequate for our business.

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

     On December 6, 2004, DGP served Prospect Energy with a complaint filed November 30, 2004 in the U.S. District for the Southern District of Texas, Galveston Division. DGP alleges that DGP was defrauded and that Prospect Energy breached its fiduciary duty to DGP and tortiously interfered with DGP’s contract to purchase Gas Solutions, Ltd. (a subsidiary of our portfolio company, GSHI) in connection with Prospect Energy’s alleged agreement in September 2004 to loan DGP funds with which DGP intended to buy Gas Solutions, Ltd. for approximately $26 million. The complaint seeks relief not limited to $100 million. We believe that the DGP complaint is frivolous and without merit, and intend to defend the matter vigorously. On November 30, 2005, U.S. Magistrate Judge John R. Froeschner of the U.S. District Court for the Southern District of Texas, Galveston Division, issued a recommendation that the court grant Prospect Energy’s Motion for Summary Judgment dismissing all claims by DGP. On February 21, 2006, U.S. District Judge Samuel Kent of the U.S. District Court for the Southern District of Texas, Galveston Division issued an order granting Prospect Energy’s Motion for Summary Judgment dismissing all claims by Dallas Gas Partners, L.P., against Prospect Energy Corporation. DGP has appealed this decision.

     On April 7, 2005 a former officer of the Company filed a complaint with the Occupational Safety and Health Administration of the Department of Labor (“OSHA”) alleging discrimination, retaliation, infliction of emotional distress and other claims. This officer seeks economic reinstatement and other relief. On September 15, 2005, OSHA issued findings, including an order dismissing this complaint. The complainant has filed written objections to the order and had a hearing before an Administrative Law Judge on March 16, 2006. On May 5, 2006, the Administrative Law Judge issued a Decision and Order granting Summary Decision and dismissing the Complaint, which the former officer has appealed. The Company does not believe that these claims, even if ultimately resolved against the Company, would be material. The Company believes the complaint is frivolous and without merit and intends to defend itself vigorously.

     We are not aware of any other material pending legal proceeding, and no such material proceedings are known to be contemplated, to which we are a party or of which any of our property is subject.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted during the fourth quarter of the 2006 fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Our common stock is quoted on the NASDAQ Global Market under the symbol “PSEC.” The following table sets forth, for the periods indicated, our net asset value per share of common stock and the high and low closing prices per share of our common stock as reported on the NASDAQ Global Market. Our common stock historically trades at prices both above and below its net asset value. There can be no assurance, however, that such premium or discount, as applicable, to net asset value will be maintained.

				Premium		Premium
Twelve Months Ended		Stock Price		(Discount) of		(Discount) of	Dividend
June 30, 2006	NAV (1)	High	Low	High to NAV		Low to NAV	Declared

First Quarter	$14.60	$13.60	$11.06	(6.8%	)	(24.2% )	$0.200
Second Quarter	14.69	15.46	12.84	5.2%		(12.6% )	0.280
Third Quarter	14.81	16.64	15.00	12.4%		1.3%	0.300
Fourth Quarter	15.31	17.07	15.83	11.5%		3.4%	0.340

				Premium		Premium
Twelve Months Ended		Stock Price		(Discount) of		(Discount) of		Dividend
June 30, 2005	NAV (1)	High	Low	High to NAV		Low to NAV		Declared

First Quarter	$13.67	$15.45	$14.42	13.0%		5.5%		$—
Second Quarter	13.74	15.15	11.63	10.3%		(15.4%	)	0.100
Third Quarter	13.74	13.72	10.61	(0.1%	)	(22.8%	)	0.125
Fourth Quarter	14.59	13.47	12.27	(7.7%	)	(15.9%	)	0.150
____________________

(1) Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high or low sales price. The net asset values shown are based on outstanding shares at the end of each period.

On September 27, 2006, the last reported sales price of our common stock was $15.48 per share. As of August 3, 2006, we had approximately 5,479 stockholders of record.

Dividends

     We intend to continue to distribute quarterly dividends to our stockholders. Our quarterly dividends, if any, will be determined by our board of directors.

     We have elected to be taxed as a RIC under Subchapter M of the Internal Revenue Code of 1986. To maintain our RIC status, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31st and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.

     The following table reflects the dividends per share that we have declared on our common stock to date:

Twelve Months Ended June 30, 2006

Date Declared	Record Date	Payment Date	Per Share	Amount

9/16/2005	9/22/2005	9/29/2005	$0.200	$1,411,020
12/12/2005	12/22/2005	12/29/2005	0.280	1,975,428
3/15/2006	3/24/2006	3/31/2006	0.300	2,116,530
6/14/2006	6/23/2006	6/30/2006	0.340	2,401,060

			Total	$7,904,038

Twelve Months Ended June 30, 2005

Date Declared	Record Date	Payment Date	Per Share	Amount

11/11/2004	12/10/2004	12/30/2004	$0.100	$705,510
2/9/2005	3/11/2005	3/31/2005	0.125	881,888
4/21/2005	6/10/2005	6/30/2005	0.150	1,058,265

			Total	$2,645,663

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

     We have not engaged in any sales of unregistered securities during the fiscal year ended June 30, 2006. We have made no common stock repurchases since our inception. We have not authorized equity securities for issuance under an equity compensation plan.

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

(all figures in thousands except per share and other data)

			For the period
			April 13, 2004
			(inception)
	For the Year	For the Year	through
	Ended June 30, 2006	Ended June 30, 2005	June 30, 2004

Total investment income	$16,869	$8,093	$—
Total expenses	(8,311)	(5,682)	(100)
Net investment income (loss)	8,558	2,411	(100)
Net increase (decrease) in stockholders’ equity
resulting from operations	12,896	8,751	(100)
Per Share Data (1):
Net increase (decrease) in stockholders’ equity
resulting from operations (basic and diluted)	1.83	1.24	N/A
Distributions declared per share	(1.12)	(0.38)	—
Balance Sheet Data:
Total assets	138,480	103,909	1
Total liabilities	30,210	942	100
Total stockholders’ equity	108,270	102,967	(99)
Other Data:
Number of portfolio companies at period end	15	6	—
____________________

(1) A per share analysis as of June 30, 2004 is considered not applicable as the initial offering of common stock had not occurred at this point. Per Share Data is based on weighted average shares outstanding of 7,056,846 and 7,055,100 as of June 30, 2006 and June 30, 2005, respectively.

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

Overview

     As of June 30, 2006, we continue to pursue our investment strategy and 123.7% of our net assets are invested in energy companies and 1.5% invested in a money market fund.

     We invest in companies in the energy industry, most of which have relatively short or no operating histories. These companies are and will be subject to all of the business risk and uncertainties associated with any new business enterprise, including the risk that these companies may not reach their investment objective or the value of our investment in them may decline substantially or fall to zero.

     Our portfolio generated an annualized current yield of 17.0% and 21.8% across all our long-term debt and equity investments as of June 30, 2006 and June 30, 2005, respectively. This yield includes interest from all of our long-term investments as well as dividends from Gas Solutions Holdings, Inc. (“GSHI”) in both years and GSHI and Unity Virgina (“Unity”) in 2005. We expect this number to decline over time as we increase the size of the portfolio. Monetization of, or dividends from, other equity positions that we hold is not included in this yield estimate. In each of our portfolio companies, we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute significantly to our investment returns. Many of these equity positions include features such as contractual minimum internal rate of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.

Results of Operations

Investment Activity

     We completed our second fiscal year and ninth quarter, which was our eighth full quarter since completion of our initial public offering on July 30, 2004, with approximately 123.7% of our net assets or about $134.0 million invested in fifteen long-term portfolio investments and 1.5% of our net assets invested in a money market fund. The remaining (25.2%) of our net assets represents liabilities in excess of other assets.

Long-Term Portfolio Investments

     During the quarter ended June 30, 2006, we completed five new investments totaling approximately $42.75 million in Charlevoix Energy Trading LLC (“Charlevoix”), Iron Horse Coiled Tubing, Ltd. (“Iron Horse”), Central Illinois Energy, LLC (“CIE”), Conquest Cherokee, LLC (“Conquest”) and Advantage Oilfield Group, Ltd. (“Advantage”).

     On April 20, 2006, we provided $5.5 million in senior secured debt financing to Charlevoix, a natural gas marketing company based in Charlevoix, Michigan. Charlevoix is a natural gas marketing company which has operated in Michigan since 1986. Charlevoix provides approximately 20 billion cubic feet of natural gas annually to approximately 300 commercial, industrial, governmental, and institutional customers. Charlevoix markets natural gas supplied by one of the world’s largest oil and gas producers. This supplier provides wholesale natural gas to Charlevoix with back-to-back contracts, helping Charlevoix minimize commodity exposure. Prospect’s capital has been used to support an acquisition of Charlevoix by Vishnu Energy, LLC (“Vishnu”). Vishnu invested equity in the acquisition as capital junior to Prospect. Prospect has also received a net profit interest in Charlevoix in conjunction with its loan.

     On April 24, 2006, we provided $9.25 million in senior secured debt financing to Iron Horse, an oilfield services company based in Medicine Hat, Alberta. Iron Horse is an energy services company that focuses on fracture stimulation for gas wells, including coalbed methane and other types of wells. Iron Horse has a growing fleet of state-of-the-art coiled tubing rigs and ancillary equipment provided on an outsourced basis to larger oilfield service companies and gas production companies. The company currently has a multi-rig, multi-year contract with a major oilfield service company. Prospect’s investment is secured by equipment and other assets of Iron Horse. Prospect has also received equity in Iron Horse in conjunction with its debt investment, which includes minimum preferred return requirements on Prospect’s capital. As of June 30, 2006, Iron Horse had drawn down $6.25 million of the total $9.25 million in senior secured debt financing. Subsequently on August 31, 2006, Iron Horse drew down the remaining $3.0 million.

     On April 25, 2006, we provided $8.0 million in senior secured debt financing to CIE, an ethanol production company based in Buckheart Township in Fulton County, Illinois. CIE is constructing a 37 million gallon per year ethanol and distillers grain production facility, expected to go into service in 2007. The majority equity owner of the project is an agricultural cooperative of corn farmers, who have agreed to subordinate their future corn prices to the project in favor of debt service to the lenders. In addition, the project will be a low-cost facility with energy requirements met with contracted waste coal in the vicinity of the plant. CIE has negotiated turn-key, fixed-price, date-certain engineering, procurement, and construction contracts for the facility. The project has an excellent location with access to the Illinois River, roads, and rail, as well as more than 85 million bushels of corn harvested annually in the three counties surrounding the project. Prospect’s investment, together with other co-investors, is part of an approximately $87.5 million senior secured facility, secured by equipment, contracts, and other assets. Approximately $27.0 million of junior equity is also being invested into the CIE project.

     On May 9, 2006 we provided $3.5 million in senior secured debt financing in Conquest, an oil and gas company based in Nashville, Tennessee, and Independence, Kansas. Conquest focuses on shallow coalbed methane (“CBM”) production in the Cherokee Basin in Southeastern Kansas, including Wilson, Montgomery, Neosho, Labette, and Chautauqua counties. Conquest has a proprietary software mapping and database system allowing it to select drilling targets throughout the Cherokee Basin. Prospect’s investment, secured by existing wells, infrastructure, and acreage, is being deployed for development drilling. Third party junior equity is also being invested. Prospect is receiving an overriding royalty interest in Conquest’s properties in conjunction with Prospect’s debt instrument. Prospect’s investment is expected to grow as Conquest’s drilling and acquisition activities increase.

     On May 22, 2006, Unity Virginia Holdings, LLC and affiliates (“Unity”) filed voluntarily for reorganization under Chapter 11 of Title 11 of the United States Code and is currently in default under the contract governing the loan we made to it.. Prospect holds $2.8 million of second lien secured debt, representing approximately 2.5% of Prospect’s net asset value as of June 30, 2006. PlainsCapital Bank has provided up to $5.4 million of senior bank debt, which benefits from personal guarantees from Karl Singer and Keller Smith of Unity Platform LP (“Platform”), a Dallas investment firm, as well as Coalline, an affiliate of the Bass family. Platform and Coalline have provided more than $7.0 million of equity capital to Unity. Unity is in the process of liquidating its assets. Our security interest in Unity’s assets  is a second priority lien, and the net proceeds from the sale or liquidation of Unity’s assets may not satisfy in full the debt owed to the holder of the first priority lien on Unity’s assets. Our lack of control over the liquidation of Unity’s assets, our second lien security position in such assets and the prospect that Unity’s assets have substantially decreased in value could result in our losing our entire investment in Unity. In addition, if the bankruptcy court were to set aside as preferential payments or we were otherwise deemed not to have recognized any amounts previously paid to us by Unity, our net investment income could be materially adversely affected.

     On June 1, 2006 we provided $16.5 million in senior secured debt financing to Advantage, a pipeline and facility construction company based in Medicine Hat, Alberta. Advantage is one of the largest energy services companies engaged in oilfield and gasfield pipeline and facility construction in Western Canada. The largest private employer in Medicine Hat, with offices in Calgary and Lloydminster, Advantage has more than 200 employees and sub-contractors engaged across multiple crews. Typical engagements include construction of major pipeline gathering systems, construction of sales pipelines, and installations and upgrades of facilities in all Western Canadian geographic locations. Advantage has more than 140 pieces of equipment, including track hoes, sidebooms, graders, bulldozers, ditchers, rubber tire hoes, crew cabs, mechanical trucks, crew vans, highway tractors, job vans, and hot shot trucks. The company has a diversified list of customers and a significant backlog of business. Prospect’s investment is secured by equipment, receivables, and other assets of Advantage. The investment is being utilized for general working capital and as a springboard for Advantage’s next phase of growth. Prospect has also received equity in Advantage in connection with its debt investment, including minimum preferred return requirements on Prospect’s capital.

     On June 1, 2006, we received full repayment of our $5.0 million senior secured loan to Natural Gas Systems, Inc. (“NGS”) including a prepayment premium of $0.4 million. We originally extended $3.0 million to NGS on February 3, 2005, and subsequently funded an additional $2.0 million. In addition, we converted all series of warrants into 1,000,954 of registered and unregistered common shares of NGS stock.

     GSHI owns and operates a major gas gathering and processing system in the East Texas Field in Gregg, Upshur, Rusk and Smith counties, Texas. This system consists of two processing facilities (the Longview Plant and the Chapel Hill Plant) and approximately 1,000 miles of associated gathering and transportation pipelines. GSHI controls the only independent gathering system in the East Texas Field serving all of the approximately 4,000 currently operating wells in the region. GSHI completed construction and started operation of the 22.5 mile Exxon Hawkins NGL Pipeline connecting the Exxon Hawkins gas plant to GSHI on June 6, 2005. Deliveries for 2005 averaged 650 barrels per day and during the first six months of 2006 have averaged 853 barrels per day. The Agreement with Exxon Gas & Power Marketing Company (“Exxon”) is effective as of June 30, 2004 and has a term of seven years with an annual renewal provision thereafter. Under the agreement, Exxon is to deliver a specified minimum number of barrels of natural gas liquids in the first five years and to pay a transportation, treating and fractionation fee which includes a capital recovery component. After five years or delivery of the specified minimum number of barrels, whichever comes first, the fee decreases to a base transportation, treating and fractionation rate for the remainder of the contract term. Total capital expenditures for the year ended December 31, 2005 were approximately $3.5 million of which $3.25 million was related to the construction of the Exxon Hawkins NGL Pipeline. Total capital expenditures for the six months ended June 30, 2006 and June 30, 2005 were $529,385 and $2,920,081, respectively. GSHI continues to perform according to expectations, benefiting from a strong commodity price environment. Operating Income for the trailing twelve months ended June 30, 2006 was $15.5 million. Operating Income for the six months ended June 30, 2006 and June 30, 2005 was $7.97 million and $5.58 million, respectively.

     Prospect Energy’s investment in GSHI is comprised of $18.4 million in subordinated secured debt (“Subordinated Debt”) and 100% common equity shares, $14.7 million. The Subordinated Debt matures on December 22, 2011. The loan is paid in equal quarterly installments of $876,190 beginning December 31, 2006 and bears interest at 18%. Interest paid in 2005 was $3.312 million or $828,000 quarterly. Amounts outstanding on the Subordinated Debt at June 30, 2006 were $18.4 million. On December 22, 2004, GSHI entered into a $12.5 million senior secured term loan (“Senior Debt”) with Citibank Texas, N.A. (formerly known as First American Bank, SSB). The Senior Debt matures on December 22, 2010. The loan is paid in equal quarterly installments of $543,479 beginning on June 30, 2005 and bears interest at LIBOR plus 225 basis points. Interest paid on the Senior Debt during the six months ended June 30, 2006 was $366,460 and amounts outstanding at June 30, 2006 were $9.783 million. Additionally, on April 28, 2006, GSHI entered into a $2.5 million revolving line of credit (“Revolver”) with Citibank Texas, NA. The Revolver matures on April 28, 2007 and bears interest at LIBOR plus 225 basis points. Interest paid on the Revolver during the six months ended June 30, 2006 was $12,048 and amounts outstanding at June 30, 2006 were $1,004,750.

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

     As of June 30, 2006 we held a controlling interest in Gas Solutions Holdings, Inc. and Worcester Energy Partners, Inc. As of June 30, 2006 we held an affiliated interest in Advantage Oilfield Group, Ltd., Appalachian Energy Holdings, LLC and Iron Horse Coiled Tubing, Ltd. We have subsequently acquired a controlling interest in Whymore Coal.

     We currently have a number of transactions in our pipeline. Our Investment Adviser continues to conduct due diligence and finalize terms regarding further transactions. However, we can offer no assurance as to when or if any of these transactions will close.

Investment Income

     We generate revenue in the form of interest income on the debt securities that we own, dividend income on any common or preferred stock that we own, and amortized loan origination fees on the structuring of new deals. Our investments, if in the form of debt securities, will typically have a term of one to ten years and bear interest at a fixed or floating rate. To the extent achievable, we will seek to collateralize our investments by obtaining security interests in our portfolio companies’ assets. We also may acquire minority or majority equity interests in our portfolio companies, which may pay cash or in-kind dividends on a recurring or otherwise negotiated basis. In addition, we may generate revenue in other forms including prepayment penalties and possibly consultation fees. Any such fees generated in connection with our investments are recognized as earned.

     Investment income, which consists of interest income, dividend income and amortized loan origination fees, was $16.9 million and $8.1 million and none for the twelve months ended June 30, 2006 and June 30, 2005 and for the period from April 13, 2004 (inception) through June 30, 2004, respectively. The increase is attributable to the portfolio becoming substantially invested from inception through the end of the fiscal year.

Operating Expenses

     Our primary operating expenses consist of investment advisory fees (base and incentive fees), legal and professional fees and other operating and overhead-related expenses. These expenses include our allocable portion of overhead under the Administration Agreement with Prospect Administration under which Prospect Administration provides administrative services and facilities for Prospect Energy. Our investment advisory fees compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions in accordance with our Administration Agreement with Prospect Administration.

     Operating expenses were $8.3 million, $5.7 million and $0.1 million for the twelve months ended June 30, 2006 and June 30, 2005 and for the period from April 13, 2004 (inception) through June 30, 2004, respectively. These expenses consisted of investment advisory and administrative services fees, professional fees, insurance expenses, directors’ fees and other general and administrative expenses. The base investment advisory fees were $2.1 million, $1.8 million and none for the twelve months ended June 30, 2006 and June 30, 2005 and for the period from April 13, 2004 (inception) through June 30, 2004, respectively. The income incentive fees were $1.8 million, none and none for the twelve months ended June 30, 2006 and June 30, 2005 and for the period from April 13, 2004 (inception) through June 30, 2004, respectively. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement. Legal fees declined during the twelve months ended June 30, 2006, as two legal proceedings against the Fund were dismissed. This has been offset slightly by an increase in other professional fees, as the Fund became subject to the internal control certification requirements of Section 404 of the Sarbanes Oxley Act for the current fiscal year.

Net Investment Income, Net Unrealized Appreciation and Net Increase in Stockholders’ Equity Resulting from Operations

     Prospect Energy’s net investment income (loss) was $8.6 million, $2.4 million and ($0.1) million for the twelve months ended June 30, 2006 and June 30, 2005 and for the period from April 13, 2004 (inception) through June 30, 2004, respectively. Net investment income represents the difference between investment income and operating expenses and is directly impacted by the items described above. Net unrealized appreciation was $4.0 million, $6.3 million and none during the twelve months ended June 30, 2006 and June 30, 2005 and for the period from April 13, 2004 (inception) through June 30, 2004, respectively. Net increase in stockholders’ equity resulting from operations represents the sum of the returns generated from net investment income loss, realized gains (loss) and from unrealized appreciation (depreciation).

Financial Condition, Liquidity and Capital Resources

     The Company’s liquidity and capital resources were generated primarily from the remaining net proceeds of its initial public offering, cash flows from operations and borrowings under its credit facility. We generated $97.0 million in cash from the net proceeds of our initial offering after accounting for offering costs. We used cash flows in operating activities totaling ($30.5) million for the twelve months ended June 30, 2006 compared to ($84.7) million for the twelve months ended June 30, 2005. We borrowed $28.5 million in cash from borrowings under the credit facility for the twelve months ended June 30, 2006. We declared and paid dividends totaling $7.9 million for the twelve months ended June 30, 2006 compared to $2.6 million for the twelve months ended June 30, 2006. Subsequent to June 30, 2006, we replaced our existing $30.0 million credit facility with a $50.0 million credit facility and we received net proceeds from a secondary offering of our common stock of approximately $83.1 million, approximately $29.3 million of which was used to repay all amounts outstanding on our credit facility. As a result, as of August 31, 2006, we had available for investment approximately $53.8 million of the proceeds of our secondary offering, as well as the full amount of our $50.0 million credit facility. In the future, we may continue to fund a portion of our investments through borrowings from banks, issuances of senior securities or secondary offerings. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our objective is to put in place such borrowings in order to expand our portfolio. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

     At June 30, 2006, we held no cash in the segregated account maintained in conjunction with a limited indemnity issued to Citibank Texas, N.A. (formerly First American Bank, SSB). The limited indemnity with Citibank required us to indemnify Citibank for up to $12.0 million for any losses it realizes on its term loan to GSHI resulting only from potential legal claims that might or could be asserted by certain third parties. This limited indemnity was backed by the funds in the segregated account. During the quarters ended December 31, 2005 and June 30, 2005, $9.6 million and $3.3 million of previously segregated funds were released to the Company, respectively. These reductions reflected a waiver of the segregated funds requirement due to the developments related to legal claims and prior payments by GSHI to Citibank Texas, N.A.

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

Investments:

a) Security transactions are recorded on a trade-date basis.

b) Valuation:

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

     In determining the fair value of our portfolio investments at June 30, 2006, the audit committee considered valuations from the independent valuation firm and from management having an aggregate range of $127.3 million to $138.2 million.

Recent Developments

     On July 20, 2006, William J. Gremp joined Prospect’s board of directors.

     On July 26, 2006, we closed a $50.0 million revolving credit facility (the “Facility”) with HSH Nordbank AG as administrative agent and sole lead arranger, replacing Prospect’s prior smaller $30 million facility. This Facility is being used to refinance Prospect’s prior $30.0 million credit facility and, together with our equity capital, to make additional long-term investments. Interest on borrowings under the Facility is charged, at our option, at either (i) LIBOR plus the applicable spread, ranging from 200 to 250 basis points (the refinanced facility being at 250 basis points over LIBOR), or (ii) the greater of the lender prime rate or the federal funds effective rate plus 50 to 100 basis points. The applicable spread decreases as our equity base increases.

     On August 1, 2006, we declared a first fiscal quarter (for the fiscal year ending June 30, 2007) dividend of $0.38 per share, payable on September 29, 2006, to shareholders of record as of September 22, 2006. The ex-dividend date is September 20, 2006.

     On August 1, 2006, we obtained a controlling interest of the common equity of Whymore Coal. As of September 28, 2006, we have provided an additional $0.6 million of senior secured debt financing to Whymore Coal.

     On August 2, 2006, we completed the sale of all Natural Gas Systems, Inc. (“NGS”) registered common shares. The capital gain from these sales is approximately $2.3 million.

     On August 10, 2006, we priced a public offering of 4,971,000 shares of common stock at $15.30 per share, raising $76,056,300 in gross proceeds. On August 28, 2006, the underwriters exercised their over-allotment option related to the public offering on August 10, 2006 to purchase 745,650 shares at $15.30 per share, raising an additional $11,408,445 in gross proceeds. We expect to use the net proceeds of our recent equity offering to fund investments in portfolio companies and for general corporate purposes.

     On September 5, 2006, we provided $11.0 million in senior secured debt financing and acquired a controlling equity interest in NRG Manufacturing, Inc. (“NRG”), a leading fabricator of structures and vessels for oil and gas drilling applications based in Tomball, Texas.

     On September 7, 2006 we provided $4.3 million in senior secured debt financing to Cypress Consulting Services, Inc. (“Cypress”), a seismic surveying company based in Houston, Texas. We received a net profit interest in Cypress as part of the investment.

     On September 7, 2006 we provided the remaining $3.0 million of the $9.25 million senior secured debt investment in Iron Horse Coiled Tubing Inc. (“Iron Horse”), an oilfield services company based in Medicine Hat, Alberta. This disbursement is being utilized for Iron Horse’s purchase of additional coiled tubing equipment.

     On September 15, 2006, Michael E. Basham resigned from Prospect’s board of directors.

     On September 15, 2006, Robert A. Davidson resigned from Prospect’s board of directors.

     On September 21, 2006, F. Lee Liebolt, Jr. joined Prospect’s board of directors.

     On September 27, 2006, William E. Vastardis indicated in a letter to Prospect Energy his intention to remain on as chief compliance officer of Prospect Energy and Prospect Capital Management for the foreseeable future.

Contractual Obligations

     The Company has purchase obligations for investment advisory and administration services. Such descriptions may be found under Investment Advisory Agreement (Page 6) and Administration Agreement (Page 10), respectively. The Company paid $2.1 million for investment advisory services. The company paid VFS $0.3 million under the subadministration agreement for administration and CFO services.

     The Company had $28.5 million and none in borrowings at June 30, 2006 and June 30, 2005, respectively. The following table shows the facility amounts and outstanding borrowings at June 30, 2006 and June 30, 2005;

	June 30, 2006 (1)		June 30, 2005 (2)

	Facility	Amount	Facility	Amount
(dollars in thousands)	Amount	Outstanding	Amount	Outstanding
Senior Secured Revolving Credit Facility	$30,000	$28,500	$—	$—
____________________

(1) On July 26, 2006, we closed a $50.0 million revolving credit facility (the “Facility”) with HSH Nordbank AG as administrative agent and sole lead arranger, replacing the $30.0 million facility. This Facility is being used to refinance Prospect’s prior $30.0 million credit facility and together with our equity capital, to make additional long-term investments. This Facility has a term of one year, expiring on July 26, 2007.

(2) The senior secured revolving facility was not established until February 21, 2006.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     We are subject to financial market risks, including changes in interest rates, equity price risk and some of the loans in our portfolio may have floating rates. To date, a significant, but declining, percentage of our assets have been and are invested in short-term U.S. Treasury bills. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the twelve months ended June 30, 2006, we did not engage directly in hedging activities.

     See page F-4 of the financial statements for tabular information regarding the interest rate and equity price risk on our investments.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

Report of Independent Registered Public Accounting Firm

Balance Sheets as of June 30, 2006 and June 30, 2005

Schedule of Investments as of June 30, 2006

Schedule of Investments as of June 30, 2005

Statements of Operations for the year ended June 30, 2006, for the year ended June 30, 2005 and for the period from April 13, 2004 (inception) through June 30, 2004

Statement of Stockholders’ Equity for the period from April 13, 2004 (inception) to June 30, 2006

Statements of Cash Flows for the year ended June 30, 2006, for the year ended June 30, 2005 and for the period from April 13, 2004 (inception) through June 30, 2004

Notes to Financial Statements

     The above Index to the Financial Statements lists information found at the end of this 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Item 9A. Controls and Procedures

     As of the end of the period covered by this report, Prospect Energy carried out an evaluation, under the supervision and with the participation of Prospect Energy’s management, including Prospect Energy’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of Prospect Energy’s disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the “1934 Act”)). Based on that evaluation, as of September 27, 2006, the chief executive officer and the chief financial officer have concluded that Prospect Energy’s current disclosure controls and procedures are effective in timely alerting them of material information relating to Prospect Energy that is required to be disclosed by Prospect Energy in the reports it files or submits under the 1934 Act.

Report of Management on Internal Control Over Financial Reporting

     Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2006. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006 based upon criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of June 30, 2006 based on the criteria on Internal Control—Integrated Framework issued by COSO.

     Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006 has been audited by BDO Seidman LLP, an independent registered public accounting firm, as stated in their report which appears herein.

     There have been no changes in Prospect Energy's internal control over financial reporting that occurred during the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders
Prospect Energy Corporation
New York, New York

     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Prospect Energy Corporation (the “Company”) maintained effective internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management’s assessment that Prospect Energy Corporation maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Prospect Energy Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Prospect Energy Corporation as of June 30, 2006 and 2005, including the schedule of investments and the related statements of operations, stockholders’ equity, and cash flows for the two years ended June 30, 2006 and 2005 and for the period from April 13, 2004 (inception) through June 30, 2004, and our report dated September 25, 2006 expressed an unqualified opinion.

/s/ BDO Seidman, LLP
New York, New York
September 25, 2006

Item 9B. Other Information

     None

Part III

Item 10. Executive Compensation

     We have adopted a code of conduct that applies to directors, officers and employees. The code of conduct is available free of charge upon request through our web site at: www.prospectstreet.com. We will report any amendments to or waivers of a required provision of the code of conduct in a Form 8-K.

     Information relating to this item will be included in our 2006 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

     Information relating to this item will be included in our 2006 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information relating to this item will be included in our 2006 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     Information relating to this item will be included in our 2006 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

     Information relating to this item will be included in our 2006 Proxy Statement and is incorporated herein by reference.

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
____________________
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

  full, fair, accurate, timely and understandable disclosure in reports and documents that a registrant files with, or submits to, the Securities and Exchange Commission (“SEC”) or the NASDAQ Global Market, and in other public communications made by the Corporation;

  compliance with applicable laws and governmental rules and regulations;

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

     There are some conflict of interest situations that may be discussed with the Corporation’s Chief Compliance Officer if material. Examples of these include:1 service as a director on the board of any public or private company;

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

  each Covered Person should not knowingly misrepresent, or cause others to misrepresent, facts about the Corporation to others, whether within or outside the Corporation, including to the Corporation’s directors and auditors, and to governmental regulators and self- regulatory organizations;
____________________
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

     Each Covered Person must:

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
_________________________
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

  the Committee will be responsible for granting waivers, as appropriate; and

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

PROSPECT ENERGY CORPORATION
(Registrant)

Dated: September 27, 2006	By:	/s/ John F. Barry III

John F. Barry III
Chief Executive Officer

Dated: September 27, 2006	By:	/s/ William E. Vastardis

William E. Vastardis
Chief Financial Officer
Chief Compliance Officer
Treasurer
Secretary
(Principal Accounting and Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the undersigned on behalf of the registrant and in the capacity and on the dates indicated.

Dated: September 27, 2006	By:	/s/ John F. Barry III

John F. Barry III
Chairman of the Board of Directors
(Chief Executive Officer)

Dated: September 27, 2006	By:	/s/ M. Grier Eliasek

M. Grier Eliasek
Chief Operating Officer
President
Director

Dated: September 27, 2006	By:	/s/ William J. Gremp

William J. Gremp
Director

Dated: September 27, 2006	By:	/s/ F. Lee Liebolt, Jr.

F. Lee Liebolt, Jr.
Director

Dated: September 27, 2006	By:	/s/ Walter V. E. Parker

Walter V. E. Parker
Director

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPECT ENERGY CORPORATION
(Registrant)

September 27, 2006

	By:	/s/ John F. Barry III
John F. Barry III Chief Executive Officer and Chairman of the Board of Directors