Form 10-K/A
period 2006-06-30
PROSPECT ENERGY CORP
filed 2006-09-29
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

     This Form 10-K/A amends the registrant’s Annual Report on Form 10-K, as filed by registrant with the Securities and Exchange Commission on September 28, 2006, and is filed solely to correct the inadvertent placement of the Financial Statements. With the exception of the foregoing, no other information in the registrant’s Annual Report on Form 10-K has been supplemented, updated or amended.

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
John F. Barry III Chief Executive Officer and Chairman of the Board of Directors

Report of Independent Registered Public Accounting Firm

BDO SEIDMAN, LLP

Board of Directors and Stockholders
Prospect Energy Corporation
New York, NY

     We have audited the accompanying balance sheets of Prospect Energy Corporation as of June 30, 2006 and 2005, including the schedule of investments, and the related statements of operations, stockholders’ equity, and cash flows for the two years ended June 30, 2006 and 2005 and for the period from April 13, 2004 (inception) through June 30, 2004. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of securities at June 30, 2006 by correspondence with the custodian and issuers, provide a reasonable basis for our opinion.

     In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Prospect Energy Corporation at June 30, 2006 and 2005, and the results of its operations and its cash flows for the two years ended June 30, 2006 and 2005 and for the period from April 13, 2004 (inception) through June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

     Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Prospect Energy Corporation’s internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Comission (COSO) and our report dated September 28, 2006 expressed an unqualified opinion thereon.

/s/ BDO Seidman LLP
New York, NY
September 25, 2006

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PROSPECT ENERGY CORPORATION
BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,	June 30,
	2006	2005 (1)

Assets
Investments at fair value (cost - $125,201 and $87,524, respectively, Note 3)
Investment in controlled entities at fair value
(cost - $39,759 and $23,327, respectively)	$49,585	$29,500
Investment in affiliated entities at fair value
(cost - $25,329 and $ - , respectively)	25,329	—
Investments in uncontrolled and unaffiliated entities at fair value
(cost - $60,113 and $64,197, respectively)	60,663	64,366
Total investments at fair value	135,577	93,866
Cash held in segregated account (Note 3)	—	9,587
Accrued interest and dividend receivable	1,652	206
Loan prinicipal receivable	385	—
Due from Gas Solutions Holdings, Inc. (Note 3)	—	201
Due from Prospect Capital Management, LLC (Note 5)	5	—
Due from Prospect Administration, LLC (Note 5)	28	—
Due from broker	369	—
Prepaid expenses	77	49
Deferred financing fees	355	—
Deferred offering costs	32	—

Total assets	$138,480	$103,909

Liabilities
Credit facility payable	$28,500	$—
Accrued liabilities	843	818
Due to Prospect Capital Management, LLC (Note 5)	745	77
Other current liabilities	122	47

Total liabilities	30,210	942

Commitments and contingencies (Notes 3 and 7)
Stockholders’ equity (Notes 1, 4 and 6)
Common stock, par value $.001 per share (100,000,000 and 100,000,000 common shares authorized,
respectively, 7,069,873 and 7,055,100 issued and outstanding, respectively)	7	7
Paid-in capital in excess of par	97,266	96,955
Undistributed (distributions in excess of) net investment income	319	(335)
Realized gain (loss)	301	(2)
Net unrealized appreciation	10,377	6,342

Total stockholders’ equity	108,270	102,967

Total liabilities and stockholders’ equity	$138,480	$103,909

Net asset value per share	$15.31	$14.59

____________________

(1) Certain amounts have been reclassified to conform to the current period’s presentation

See notes to financial statements.

PROSPECT ENERGY CORPORATION
SCHEDULE OF INVESTMENTS
(in thousands, except share amounts)
June 30, 2006

		Principal
	Locale/	Amount/		Fair Value	% of Net
Portfolio Investments (1)	Industry	Shares	Cost	(2)	Assets

Controlled Entities
Gas Solutions Holdings, Inc. (3)	Texas/Gas
	gathering and
	processing
- Common shares		100	$4,875	$14,700	13.6%
- Subordinated secured note, 18.00% due 12/22/2011		$18,400	18,400	18,400	17.0%

- Total			23,275	33,100	30.6%

Worcester Energy Company, Inc.	Maine/Wood
	processing and
	biomass power
	generation
- Common shares		282	—	—	—
- Preferred stock, Convertible, Series A		1,000	—	1	—
- Senior secured note, 12.50% due 12/31/2012		$16,721	16,484	16,484	15.2%

- Total			16,484	16,485	15.2%

Total Controlled Entities			39,759	49,585	45.8%

Affiliated Entities
Advantage Oilfield Group, Ltd.	Alberta, Canada/
	Pipeline and
	facility construction
- Common shares		30	173	173	0.2%
- Senior secured note, 15.00% due 5/30/2009		$16,500	15,926	15,926	14.7%

- Total			16,099	16,099	14.9%

Appalachian Energy Holdings, LLC	West Virginia/
	Energy
	construction
	services
- Preferred equity interest		200	35	35	—
- Warrants, Preferred equity interest, Expiring 2/14/2016		6,065	348	348	0.3%
- Senior secured note, 14.00%, 3.00% PIK, due 1/31/2011		$3,000	2,760	2,760	2.6%

- Total			3,143	3,143	2.9%

Iron Horse Coiled Tubing, Inc.	Alberta, Canada/
	Coiled tubing
	services

- Common shares		93	268	268	0.2%
- Senior secured note, 15.00%, due 4/19/2009		$6,250	5,819	5,819	5.4%

- Total			6,087	6,087	5.6%

Total Affiliated Entities			25,329	25,329	23.4%

PROSPECT ENERGY CORPORATION
SCHEDULE OF INVESTMENTS
(in thousands, except share amounts)
June 30, 2006 (continued)

		Principal
	Locale/	Amount/		Fair Value	% of Net
Portfolio Investments (1)	Industry	Shares	Cost	(2)	Assets

Uncontrolled and Unaffiliated Entities
Arctic Acquisition Corporation	Texas
	Oilfield
	services

- Warrants, Common shares, Expiring 7/19/2012		596,251	$507	$507	0.5%
- Warrants, Preferred shares, Expiring 7/19/2012		1,054	507	507	0.5%
- Senior secured note, 13.00% due 6/15/2009		$9,099	8,082	8,082	7.5%

- Total			9,096	9,096	8.5%

Central Illinois Energy, LLC	Illinois/
	Ethanol

- Senior secured note, 10.00% plus LIBOR, due 3/31/2014		$8,000	8,000	8,000	7.4%

Charlevoix Energy Trading, LLC	Michigan/
	Natural gas
	marketing

- Senior secured note, 12.50% due 3/31/2011		$5,500	5,422	5,422	5.0%

Conquest Cherokee, LLC	Tennessee/Oil
	and gas
	production

- Senior secured note, 13.00%, due 5/5/2009		$3,500	3,434	3,434	3.2%

Genesis Coal Corporation	Kentucky/Coal
	production

- Warrants, Preferred shares, Expiring 1/31/2016		1,000	33	33	—
- Senior secured note, 15.86% due 12/31/2010		$6,925	6,734	6,734	6.2%

- Total			6,767	6,767	6.2%

Miller Petroleum, Inc.	Tennessee/Oil
	and gas
	production

- Warrants, Expiring 5/4/2010		630,000	150	150	0.1%
- Warrants, Expiring 12/31/2010		30,361	—	—	—
- Warrants, Expiring 1/31/2011		30,361	—	—	—
- Warrants, Expiring 2/28/2011		30,361	—	—	—
- Warrants, Expiring 3/31/2011		30,361	—	—	—
- Warrants, Expiring 4/30/2011		30,361	—	—	—
- Warrants, Expiring 5/31/2011		30,361	—	—	—
- Warrants, Expiring 6/30/2011		30,361	—	—	—

- Total			150	150	0.1%

Natural Gas Systems, Inc.	Texas/Oil and
	gas production

- Common shares, Registered		732,528	164	2,124	2.0%
- Common shares, Unregistered		139,926	20	345	0.3%

- Total			184	2,469	2.3%

PROSPECT ENERGY CORPORATION
SCHEDULE OF INVESTMENTS
(in thousands, except share amounts)
June 30, 2006 (continued)

		Principal
	Locale/	Amount/		Fair Value	% of Net
Portfolio Investments (1)	Industry	Shares	Cost	(2)	Assets

Uncontrolled and Unaffiliated Entities (continued)
Stryker Energy II, LLC	Ohio / Oil and
	gas production

- Preferred units		350	$1,470	$1,470	1.4%
- Senior secured note, 13.32% due 4/8/2010		$13,330	13,139	13,138	12.1%

- Total			14,609	14,608	13.5%

Unity Virginia Holdings, LLC	Virginia/Coal
	production

- Subordinated secured note, 15.00%, 15.00% PIK due 1/31/2009		$3,580	3,529	2,754	2.5%

Whymore Coal Company	Kentucky/Coal
	production

- Preferred shares, Convertible, Series A		1,000	—	1	—
- Senior secured note, 15.00% due 3/31/2009		$7,008	7,314	6,354	5.9%

- Total			7,314	6,355	5.9%

Total Portfolio Investments			123,593	133,969	123.7%

Money Market Fund		Shares

First American Prime Obligation Fund (Class Y)		1,607,893	1,608	1,608	1.5%

Total Uncontrolled and Unaffiliated Entities			60,113	60,663	56.1%

Total Investments at Fair Value			$125,201	$135,577	125.2%

See notes to financial statements.

____________________

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
(2) Fair value is determined by or under the direction of the board of directors of Prospect Energy (Note 2)
(3) Gas Solutions Holdings Inc. is a wholly owned investment of Prospect Energy.

PROSPECT ENERGY CORPORATION
SCHEDULE OF INVESTMENTS
(in thousands, except share amounts)
June 30, 2005

		Principal
	Locale/	Amount/		Fair Value	% of Net
Portfolio Investments (1)	Industry	Shares	Cost	(2)	Assets

Controlled Entity
Gas Solutions Holdings, Inc. (3)	Texas/Gas
	gathering and
	processing
- Common shares		100	$4,927	$11,100	10.8%
- Subordinated secured note, 18.00% due 12/22/2011		$18,400	18,400	18,400	17.9%

- Total			23,327	29,500	28.7%

Total Controlled Entity			23,327	29,500	28.7%

Uncontrolled and Unaffiliated Entities
Miller Petroleum, Inc.	Tennessee/Oil
	and gas
	production
- Warrants, Expiring 5/4/2010		630,000	$365	$365	0.4%
- Senior secured note, 12.50% due 8/21/2006		$3,150	2,730	2,778	2.7%

- Total			3,095	3,143	3.1%

Natural Gas Systems, Inc.	Texas/Oil and
	gas production

- Warrants, Expiring 2/2/2010		1,000,000	210	175	0.2%
- Senior secured note, 14.00% due 2/3/2010		$4,000	3,729	3,746	3.6%

- Total			3,939	3,921	3.8%

Stryker Energy II, LLC	Ohio / Oil and
	gas production

- Preferred units		350	1470	1470	1.4%
- Senior secured note, 14.12% due 4/8/2010		$8,330	8,177	8,177	8.0%

- Total			9,647	9,663	9.4%

Unity Virginia Holdings, LLC	Virginia/Coal
	production

- Preferred shares, 100%, non-voting		100	585	585	0.6%
- Subordinated secured note, 17.65% due 1/31/2009		$3,315	3,210	3,210	3.1%

- Total			3,795	3,795	3.7%

PROSPECT ENERGY CORPORATION
SCHEDULE OF INVESTMENTS
(in thousands, except share amounts)
June 30, 2005 (continued)

		Principal
	Locale/	Amount/		Fair Value	% of Net
Portfolio Investments (1)	Industry	Shares	Cost	(2)	Assets

Uncontrolled and Unaffiliated Entities (continued)
Whymore Coal	Kentucky/Coal
	production

- Preferred shares, Convertible, Series A		1,000	$—	$123	0.1%
- Senior secured note, 15.00% due 3/31/2009		$4,885	4,885	4,885	4.7%

- Total			4,885	5,008	4.8%

Total Portfolio Investments			48,688	55,030	53.5%

	Yield
U.S. Government Securities	to Maturity (4)

U.S. Treasury Bill due 7/7/2005	2.52%	$5,518	5,516	5,516	5.4%
U.S. Treasury Bill due 7/14/2005	2.49%	$9,514	9,505	9,505	9.2%
U.S. Treasury Bill due 7/21/2005	2.55%	$22,261	22,226	22,226	21.6%

Total U.S. Government Securities			37,247	37,247	36.2%
Money Market Fund		Shares

First American Prime Obligation Fund (Class Y)		1,587,854	1,589	1,589	1.5%

Total Uncontrolled and Unaffiliated Entities			64,197	64,366	62.5%

Total Investments at Fair Value			$87,524	$93,866	91.2%

See notes to financial statements.

____________________

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
(2) Fair value is determined by or under the direction of the board of directors of Prospect Energy (Note 2)
(3) Gas Solutions Holdings Inc. is wholly owned and controlled investments of Prospect Energy.
(4) Yield to maturity at time of purchase

PROSPECT ENERGY CORPORATION
STATEMENTS OF OPERATIONS
(in thousands)

	For the	For the	For the period
	Twelve months	Twelve months	from April 13, 2004
	ended June 30,	ended June 30,	(inception) through
	2006	2005	June 30, 2004

Investment income
Interest income
Interest income, uncontrolled and unaffiliated entities	$6,997	$1,882	$—
Interest income, controlled entities	4,810	2,704	—
Interest income, affiliated entities	560	—	—
Total interest income	12,367	4,586	—

Dividend income
Dividend income, controlled entities (Note 3)	3,099	3,151	—
Dividend income, uncontrolled and unaffiliated entities	502	284	—
Total dividend income	3,601	3,435	—
Other income	901	72	—

Total investment income	16,869	8,093	—

Operating expenses
Investment advisory fees:
Base management fee (Note 5)	2,082	1,808	—
Income incentive fee (Note 5)	1,786	—	—

Total investment advisory fees	3,868	1,808	—

Interest expense and credit facility costs	642	—	—
Administration costs (Note 5)	310	266	—
Legal fees (Note 3)	1,835	2,575	—
Valuation services	193	42	—
Other professional fees	485	230	—
Insurance expense	365	325	—
Director’s fees	220	220	—
Organizational costs (Note 4)	—	25	100
General and Administrative expenses	393	191	—

Total operating costs	8,311	5,682	100

Net investment income (loss)	8,558	2,411	(100)

Net realized gain (loss)	303	(2)	—
Net unrealized appreciation	4,035	6,342	—

Net increase in stockholders’ equity resulting from operations	$12,896	$8,751	$(100)

Basic and diluted net increase in stockholder’s equity per
common share resulting from operations (Note 6)	$1.83	$1.24	N/A

See notes to financial statements.

PROSPECT ENERGY CORPORATION
STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share amount)

				Undistributed
				(Distributions
	Common Stock		Paid in	in Excess of)
			Capital in	Net		Net	Total
			Excess of	Investment	Realized	Unrealized	Stockholders’
	Shares	Amount	Par	Income	Gain (Loss)	Appreciation	Equity

Balance, April 13, 2004
(inception)	—	—	—	—	—	—	—
Issuance of common stock	100	—	—	$1	—	—	$1
Net deccrease in stockholders’
equity from operations for
the period from April 13,
2004 (inception) to June 30,
2004	—	—	—	$(100)	—	—	(100)

Balance, June 30, 2004	100	$—	$1	$(100)	$—	$—	$(99)

Issuance of common stock from public
offering (net of underwriting costs)	7,055,000	7	98,417	—	—	—	98,424
Offering costs	—	—	(1,463)	—	—	—	(1,463)
Net increase in stockholders’ equity
resulting from operations for the year
ended June 30, 2005	—	—	—	2,411	(2)	6,342	8,751
Dividends declared ($0.38 per share)
and paid to stockholders	—	—	—	(2,646)	—	—	(2,646)

Balance, June 30, 2005	7,055,100	7	96,955	(335)	(2)	6,342	102,967

Offering Costs	—	—	70	—	—	—	70
Net increase in stockholder’ equity
resulting from operations for the twelve
months ended June 30, 2006	—	—	—	8,558	303	4,035	12,896
Dividends declared ($1.12 per share) and paid
to stockholders	—	—	—	(7,904)	—	—	(7,904)
Shares issued in connection with dividend
reinvestment	14,773	—	241	—	—	—	241

Balance, June 30, 2006	7,069,873	$7	$97,266	$319	$301	$10,377	$108,270

See notes to financial statements

PROSPECT ENERGY CORPORATION
STATEMENTS OF CASH FLOW
(in thousands)

	For the	For the	For the period
	Twelve months	Twelve months	from April 13, 2004
	ended June	ended June 30,	(inception) through
	30, 2006	2005	June 30, 2004

Cash flows from operating activities:
Net increase in stockholders’ equity resulting from operations	$12,896	$8,751	$(100)
Adjustments to reconcile net increase in stockholders’ equity resulting from operations to net cash used in operating activities:
Net unrealized appreciation on investments	(4,035)	(6,342)	—
Amortization of loan origination fees	(910)	(72)	—
Change in operating assets and liabilities:
Purchase of investments	(1,757,247)	(701,558)	—
Sale / refinancing of investments	1,720,481	614,106	—
Increase in prepaid expenses	28	(49)	—
Increase in accrued interest receivable	(1,446)	(206)	—
Increase in loan principal receivable	(385)	—	—
Decrease (increase) in due from Gas Solutions Holdings, Inc.	201	(201)	—
Increase in due from Prospect Capital Management, LLC	(5)	—	—
Increase in due from Prospect Administration, LLC	(28)	—	—
Increase in due from broker	(369)	—	—
Increase in deferred financing fees	(355)	—	—
Increase in deferred offering costs	(32)	—	—
Increase in accrued liabilities	25	818	—
Increase in other current liabilities	75	47	—
Increase (decrease) in due to Prospect Capital Management, LLC	668	(23)	100
Net cash used in operating activities	(30,494)	(84,729)	—

Cash flow from financing activities:
Borrowings under credit facility	28,500	—	—
Net proceeds from the issuance of common stock	—	98,424	1
Offering costs from the issuance of common stock	70	(1,463)	—
Dividends declared and paid	(7,663)	(2,646)	—
Net cash (used in) provided by financing activities	20,907	94,315	1

Net (decrease) increase in cash	(9,587)	9,586	1
Cash, beginning of period	9,587	1	—
Cash, end of period	$—	$9,587	$1

Cash paid for interest	$422	$—	$—

Non-cash financing activity:
Shares issued in connection with dividend reinvestment plan	$241	$—	$—

See notes to financial statements.

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

     Prospect Energy focuses primarily on investments in energy companies and will invest, under normal circumstances, at least 80% of its net assets (including the amount of any borrowings for investment purposes) in these companies. At June 30, 2006, approximately 123.7% of our net assets or about $134.0 million was invested in fifteen long-term portfolio investments and 1.5% of our net assets in a money market fund. The remaining (25.2%) of our net assets represented liabilities in excess of other assets. Prospect Energy is a non-diversified company within the meaning of the 1940 Act. Prospect Energy concentrates on making investments in energy companies having annual revenues of less than $250.0 million and in transaction sizes of less than $30.0 million. In most cases, these companies are privately held or have thinly traded public equity securities.

     In the opinion of management, all adjustments (consisting primarily of normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company.

Note 2. Significant Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets, creditworthiness of our portfolio companies and any other parameters used in determining these estimates could cause actual results to differ.

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

     The Financial Accounting Standards Board (“FASB”) has recently issued a new pronouncement addressing fair value measurements, Statement of Financial Accounting Standards Number 157, “Fair Value Measurements” (“FAS 157”). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 is not expected to have a material effect on the financial statements.

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

Consolidation:

     As an investment company, Prospect Energy only consolidates subsidiaries which are also investment companies. At June 30, 2006 Prospect Energy did not have any consolidated subsidiaries.

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

Note 3. Portfolio Investments

     We classify our investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual owns more than 25% or more of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through ownership of 5% or more of the outstanding voting securities of another person. The Company owns a controlling interest in GSHI and Worcester Energy Company, Inc.. The company also owns an affiliated interest in Advantage Oilfield Group, Ltd., Appalachian Energy Holdings, LLC and Iron Horse Coiled Tubing, Inc. The Company has no other controlled or affiliated investments.

     GSHI has indemnified Prospect Energy against any legal action arising from its investment in Gas Solutions, LP. Prospect Energy has incurred approximately $1.617 million in fees associated with this legal action through June 30, 2006. GSHI has reimbursed Prospect Energy $1.617 million as of June 30, 2006. The $1.617 million reimbursement is reflected as Dividend income, controlled entities on the accompanying statement of operations for the year ended June 30, 2006 and June 30, 2005 and for the period from April 13, 2004 (inception) through June 30, 2004.

     Debt placements and interests in non-voting equity securities with an original cost basis of approximately $74.0 million were acquired during the twelve months ended June 30, 2006. Debt repayments and sales of equity securities with an original cost basis of approximately $9.6 million were disposed during the twelve months ended June 30, 2006.

Note 4. Organizational and Offering Expenses

     A portion of the net proceeds of our initial public offering and the subsequent exercise of the over-allotment option was used for organizational and offering expenses of approximately $0.125 million and $1.386 million, respectively. Organizational expenses were expensed as incurred. Offering expenses were charged against paid-in capital in excess of par. All organizational and offering expenses were borne by Prospect Energy.

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

     The incentive fee has two parts. The first part, the income incentive fee, is calculated and payable quarterly in arrears based on Prospect Energy’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees and other fees that Prospect Energy receives from portfolio companies) accrued during the calendar quarter, minus Prospect Energy’s operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement described below, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment in kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of Prospect Energy’s net assets at the end of the immediately preceding calendar quarter, is compared to a “hurdle rate” of 1.75% per quarter (7.00% annualized). However, our Investment Adviser has voluntarily agreed that for each fiscal quarter after January 1, 2005, the quarterly hurdle rate will be equal to the greater of (a) 1.75% and (b) a percentage equal to the sum of 25.0% of the daily average of the “quoted treasury rate” for each month in the immediately preceding two quarters plus 0.50%. “Quoted treasury rate” means the yield to maturity (calculated on a semi-annual bond equivalent basis) at the time of computation for Five Year U.S. Treasury notes with a constant maturity (as compiled and published in the most recent Federal Reserve Statistical Release H). These calculations will be appropriately pro rated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter. The voluntary agreement by the Investment Adviser that the hurdle rate be fluctuating for each fiscal quarter after January 1, 2005 (as discussed above) may be terminated by the Investment Adviser at any time upon 90 days’ prior notice.

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

     $1.8 million and no income incentive fees were earned for the twelve months ended June 30, 2006 and June 30, 2005, respectively. No capital gains incentive fees were earned were earned for the twelve months ended June 30, 2006 and June 30, 2005.

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

     Prospect Administration, pursuant to the approval of our board of directors, has engaged Vastardis Fund Services LLC (“VFS”) to serve as the sub-administrator of Prospect Energy to perform certain services required of Prospect Administration. This engagement began in May 2005 and ran on a month to month basis at the rate of $25,000 annually, payable monthly. Under the sub-administration agreement, VFS provides Prospect Energy with office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities. VFS also conducts relations with custodians, depositories, transfer agents, dividend disbursing agents, other stockholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable. VFS provides reports to the Administrator and the Directors of its performance of obligations and furnishes advice and recommendations with respect to such other aspects of the business and affairs of Prospect Energy as it shall determine to be desirable. Under the revised and renewed sub-administration agreement, VFS also provides the service of William E. Vastardis as the Chief Financial Officer (“CFO”) of the Fund. This service was formerly provided at the rate of $225,000 annually, payable monthly. In May 2006, the engagement was revised and renewed as an asset-based fee with a $400,000 annual minimum, payable monthly. VFS does not provide any advice or recommendation relating to the securities and other assets that Prospect Energy should purchase, retain or sell or any other investment advisory services to Prospect Energy. VFS is responsible for the financial and other records that either Prospect Energy (or the Administrator on behalf of Prospect Energy) is required to maintain and prepares reports to stockholders, and reports and other materials filed with the Securities and Exchange Commission and provides on Prospect Energy’s behalf significant managerial assistance to those portfolio companies to which Prospect Energy is required to provide such assistance under the Investment Company Act or other applicable law. In addition, VFS assists Prospect Energy in determining and publishing Prospect Energy’s net asset value, overseeing the preparation and filing of Prospect Energy’s tax returns, and the printing and dissemination of reports to stockholders of Prospect Energy, and generally overseeing the payment of Prospect Energy’s expenses and the performance of administrative and professional services rendered to Prospect Energy by others.

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

Managerial Assistance

     As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We have received $0.193 million in managerial assistance for the twelve months ended June 30, 2006. These fees are paid to the Administrator.

Note 6. Financial Highlights

The following is a schedule of financial highlights for the twelve months ended June 30, 2006 and June 30, 2005:

	For the Year	For the Year
	Ended June 30,	Ended June 30,
	2006	2005

Per Share Data (1):
Net asset value at beginning of period	$14.59	$(0.01)
Proceeds from initial public offering	—	13.95
Costs related to the initial public offering	0.01	(0.21)
Net investment income	1.21	0.34
Realized gain	0.04	—
Net unrealized appreciation	0.58	0.90
Dividends declared and paid	(1.12)	(0.38)
Net asset value at end of period	$15.31	$14.59

Per share market value at end of period	$16.99	$12.60
Total return based on market value (2)	44.79%	(13.46%)
Total return based on net asset value (2)	13.27%	7.40%
Shares outstanding at end of period	7,069,873	7,055,100

Ratio / Supplemental Data:
Net assets at end of period (in thousands)	$108,270	$102,967
Annualized ratio of operating expenses to average net assets	8.19%	5.52%
Annualized ratio of net operating income to average net assets	7.90%	8.50%

____________________

(1) Financial highlights as of June 30, 2006 are based on 7,069,873 shares and financial highlights from June 30, 2005 are based on 7,055,100 shares outstanding.

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

Note 8. Revolving Credit Agreement

     On February 21, 2006, Prospect Energy entered into a $20.0 million senior secured revolving credit facility (the “Credit Facility”) with Bank of Montreal as administrative agent and Harris Nesbitt Corp. as sole lead arranger and sole book runner. The Credit Facility supplements the Company’s equity capital and provides funding for additional portfolio investments. All amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable within six months of the date of the borrowing; the Credit Facility has a termination date of August 21, 2006. On May 11, 2006, the Credit Facility was increased to $30.0 million. As of June 30, 2006, we had drawn down $28.5 million on the Credit Facility.

Note 9. Subsequent Events

     On July 20, 2006, William J. Gremp joined Prospect’s board of directors.

     On July 26, 2006, we closed a $50.0 million revolving credit facility (the "Facility") with HSH Nordbank AG as administrative agent and sole lead arranger, replacing Prospect’s prior smaller $30 million facility. This Facility is being used to refinance Prospect’s prior $30.0 million credit facility and, together with our equity capital, to make additional long-term investments. Interest on borrowings under the Facility is charged, at our option, at either (i) LIBOR plus the applicable spread, ranging from 200 to 250 basis points (the refinanced facility being at 250 basis points over LIBOR), or (ii) the greater of the lender prime rate or the federal funds effective rate plus 50 to 100 basis points. The applicable spread decreases as our equity base increases. The term of the facility is one year.

     On August 1, 2006, we declared a first fiscal quarter (for the fiscal year ending June 30, 2007) dividend of $0.38 per share, payable on September 29, 2006, to shareholders of record as of September 22, 2006. The ex-dividend date is September 20, 2006.

     On August 1, 2006, we obtained a controlling interest in the common equity of Whymore Coal. As of September 28, 2006, we have provided an additional $0.6 million of senior secured debt financing to Whymore Coal.

     On August 2, 2006, we completed the sale of all Natural Gas Systems, Inc. (“NGS”) registered common shares. The capital gain from these sales was approximately $2.3 million.

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

     On September 5, 2006 we provided $11.0 million in senior secured debt financing and a controlling equity interest in NRG Manufacturing, Inc. ("NRG"), a leading fabricator of structures and vessels for oil and gas drilling applications based in Tomball, Texas.

     On September 7, 2006 we provided $4.3 million in senior secured debt financing to Cypress Consulting Services, Inc. ("Cypress"), a seismic surveying company based in Houston, Texas. We received a net profit interest in Cypress as part of the investment.

     On September 7, 2006 we provided the remaining $3.0 million of the $9.25 million senior secured debt investment in Iron Horse Coiled Tubing Inc. ("Iron Horse"), an oilfield services company based in Medicine Hat, Alberta. This disbursement is being utilized for Iron Horse’s purchase of additional coiled tubing equipment.

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

Note 10. Selected Quarterly Financial Data (unaudited) (in thousands except per share amounts)

					Net Realized and Unrealized		Net Increase (Decrease) in
	Investment Income		Net Investment Income		Gains (Losses)		Net Assets from Operations

Quarter Ended	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share

September 30, 2005	$3,110	$0.44	$1,415	$0.20	$58	$0.01	$1,473	$0.21
December 31, 2005	3,935	0.56	2,040	0.29	488	0.07	2,528	0.36
March 31, 2006	4,026	0.57	2,122	0.30	829	0.12	2,951	0.42
June 30, 2006	5,798	0.82	2,981	0.42	2,963	0.42	5,944	0.84

					Net Realized and Unrealized		Net Increase (Decrease) in
	Investment Income		Net Investment Income		Gains (Losses)		Net Assets from Operations

Quarter Ended	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share

September 30, 2004	$266	$0.05	$(434)	$(0.09)	$—	$—	$(434)	$(0.06)
December 31, 2004	2,946	0.42	1,228	0.17	(2)	—	1,226	0.17
March 31, 2005	2,202	0.31	444	0.06	414	0.06	858	0.12
June 30, 2005	2,679	0.38	1,173	0.17	5,928	0.84	7,101	1.01