Form 10-Q
period 2006-09-30
PROSPECT ENERGY CORP
filed 2006-11-09
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer   ☐     Accelerated Filer   ☒     Non-Accelerated Filer   ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

     The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of November 9, 2006 was 12,867,341.

PROSPECT ENERGY CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2006
TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

In this Quarterly Report, the terms “we,” “us,” “our,” “Company” and “Prospect Energy” refer to Prospect Energy Corporation; “Prospect Management” or the “Investment Adviser” refers to Prospect Capital Management, LLC; “Prospect Administration” or the “Administrator” refers to Prospect Administration, LLC.

Item 1. FINANCIAL STATEMENTS

PROSPECT ENERGY CORPORATION
STATEMENTS OF NET ASSETS
(in 000s, except shares and per share data)

	September 30, 2006 (Unaudited)	June 30, 2006 (1)
Assets
Investments at fair value (cost of $147,841 and $123,593, respectively, Note 3):
Control investments (cost of $62,585 and $39,759, respectively)	$73,610	$49,585
Affiliate investments (cost of $28,382 and $25,329, respectively)	28,383	25,329
Non-control/Non-affiliate investments (cost of $56,874 and $58,505,
respectively)	54,964	59,055
Total investments at fair value	156,957	133,969

Investments in money market funds	33,453	1,608
Receivables for:
Interest	1,959	1,639
Dividends	149	13
Loan principal	454	385
Securities sold	—	369
Due from Prospect Administration (Note 5)	21	5
Due from Prospect Capital Management (Note 5)	—	28
Prepaid expenses	266	77
Deferred financing costs	830	355
Deferred offering costs	—	32

Total Assets	194,089	138,480

Liabilities
Credit facility payable	—	28,500
Due to Prospect Capital Management (Note 5)	1,141	745
Accrued expenses	1,616	843
Other current liabilities	158	122

Total Liabilities	2,915	30,210

Net Assets	$191,174	$108,270

Components of Net Assets
Common stock, par value $0.001 per share (100,000,000 and 100,000,000 common shares authorized, respectively; 12,867,341 and 7,069,873 issued and
outstanding, respectively)	$13	$7
Paid-in capital in excess of par	181,059	97,266
Undistributed (distributions in excess of) net investment income	(1,266)	319
Accumulated realized gains on investments	2,252	301
Unrealized appreciation on investments	9,116	10,377

Net Assets	$191,174	$108,270

Net Asset Value Per Share	$14.86	$15.31

____________________

(1) Certain amounts have been reclassified to conform to the current period's presentation

See notes to financial statements.

PROSPECT ENERGY CORPORATION
STATEMENTS OF OPERATIONS
(in 000s, except shares and per share data)
(Unaudited)
Three Months Ended
September 30, 2006		September 30, 2005 (1)

Investment Income
Interest income:
Control investments	$2,246	$828
Affiliate investments (Net of foreign withholding tax of $110)	981	—
Non-control/Non-affiliate investments	2,079	1,350
Cash equivalents	—	179
Total interest income	5,306	2,357

Dividend income:
Control investments	850	556
Non-control/Non-affiliate investments	—	146
Money market funds	276	50
Total dividend income	1,126	752

Total Investment Income	6,432	3,109

Operating Expenses
Investment advisory fees:
Base management fee (Note 5)	616	510
Income incentive fee (Note 5)	818	—
Total investment advisory fees	1,434	510

Interest expense and credit facility costs	662	—
Chief Compliance Officer and Sub-administration fees	119	81
Legal fees	280	719
Valuation services	93	41
Sarbanes-Oxley compliance expenses	45	—
Other professional fees	292	122
Insurance expense	75	98
Directors' fees	63	55
Other general and administrative expenses	95	68

Total Operating Expenses	3,158	1,694

Net Investment Income	3,274	1,415

Net realized gain (loss) on investments	1,951	(18)
Net change in unrealized appreciation (depreciation) on investments	(1,261)	76

Net Increase in Net Assets Resulting from Operations	$3,964	$1,473

Net increase in net assets resulting from operations per share:	$0.40	$0.21

Weighted average shares of common stock outstanding:	9,856,132	7,055,100

____________________ (1) Certain amounts have been reclassified to conform to the current period's pesentation.

See notes to financial statements.

4

PROSPECT ENERGY CORPORATION
STATEMENTS OF CHANGES IN NET ASSETS
(in 000s, except share data)
(Unaudited)
	Three Months Ended
	September 30, 2006	September 30, 2005 (1)

Increase in Net Assets from Operations:
Net investment income	$3,274	$1,415
Net realized gain (loss) on investments	1,951	(18)
Net change in unrealized appreciation (depreciation) on investments	(1,261)	76

Net Increase in Net Assets Resulting from Operations	3,964	1,473

Dividends to Shareholders:	(4,859)	(1,411)

Capital Share Transactions:
Net proceeds from shares sold	83,120	—
Less offering costs of public share offerings	(594)	—
Reinvestment of dividends	1,273
Net Increase in Net Assets Resulting from Capital Share Transactions	83,799	—

Total Increase in Net Assets:	82,904	62
Net assets at beginning of period	108,270	102,967
Net Assets at End of Period	$191,174	$103,029
Capital Share Activity:
Shares sold	5,716,650	—
Shares issued through reinvestment of dividends	80,818	—
Net increase in capital share activity	5,797,468	—
Shares outstanding at beginning of period	7,069,873	7,055,100

Shares Outstanding at End of Period	12,867,341	7,055,100

See notes to financial statements.

5

PROSPECT ENERGY CORPORATION
STATEMENTS OF CASH FLOWS
(in 000s, except share data)
(Unaudited)
Three Months Ended
September 30, 2006		September 30, 2005 (1)

Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$3,964	$1,473
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized appreciation (depreciation) on investments	1,261	(76)
Net realized gain (loss) on investments	(1,951)	—
Accretion of original issue discount on investments	(404)	(131)
Change in operating assets and liabilities:
Purchases of investments	(24,573)	(898,039)
Sales of investments	2,679	899,911
Net investments in money market funds	(31,845)	(1,461)
Increase in interest receivable	(320)	(296)
Increase in dividends receivable	(136)	—
Increase in loan principal receivable	(69)	—
Decrease in receivable for securities sold	369	—
Decrease in due from Gas Solutions Holdings, Inc.	—	194
Increase in due from Prospect Administration	(16)	(14)
Decrease (increase) in due from Prospect Capital Management	28	(3)
Increase in prepaid expenses	(189)	(248)
Increase in deferred financing costs	(475)	—
Decrease in deferred offering costs	32	—
Increase in due to Prospect Capital Management	396	(61)
Increase in accrued expenses	773	196
Increase (decrease) in other current liabilities	36	(34)

Net Cash Provided By (Used In) Operating Activities	(50,440)	1,411

Cash Flows from Financing Activities:
Borrowings under credit facility	(28,500)	—
Net proceeds from issuance of common stock	83,120	—
Offering costs from issuance of common stock	(594)	—
Dividends declared and paid	(3,586)	(1,411)

Net Cash Provided By (Used In) Operating Activities	50,440	(1,411)

Net Increase in Cash	—	—
Cash, beginning of period	—	9,587

Cash, End of Period	$—	$9,587

Cash Paid For Interest	$368	$—

Non-Cash Financing Activity:
Shares issued in connection with dividend reinvestment plan	$1,273	$—

____________________ (1) Certain amounts have been reclassified to conform to the current period's presentation.

See notes to financial statements.

6

PROSPECT ENERGY CORPORATION
SCHEDULE OF INVESTMENTS
September 30, 2006
(in 000s except share amounts)
(unaudited)

Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares	Cost	Fair Value (2)	% of Net Assets

Control Investments (25.00% or greater of voting control)

Gas Solutions Holdings, Inc. (3)	Texas/Gas
	Gathering and
	Processing
Common shares		100	$4,875	$17,600	9.2%
Subordinated secured note, 18.00%
due 12/22/2011		$18,400	18,400	18,400	9.6%

Total			23,275	36,000	18.8%

NRG Manufacturing, Inc. (3)	Texas/
	Manufacturing
Common shares		1,000	1,652	1,652	0.9%
Senior secured note, 16.50% (4)
due 8/31/2013		$9,362	9,362	9,362	4.9%

Total			11,014	11,014	5.8%

Whymore Coal Company, Inc. (5)	Kentucky/
	Mining and Coal
	Production
Equity ownership		Various	—	—	0.0%
Senior secured note, 16.078% (6)
due 12/31/2010		$8,067	8,074	6,374	3.3%

Total			8,074	6,374	3.3%

Worcester Energy Company, Inc. (7)	Maine/Biomass
	Power
Equity ownership		Various	—	1	0.0%
Senior secured note, 12.50%
due 12/31/2012		$20,338	20,222	20,221	10.6%

Total			20,222	20,222	10.6%

Total Control Investments			62,585	73,610	38.5%

Affiliate Investments (5.00% to 24.99% of voting control)

Advantage Oilfield Group Ltd.	Alberta, Canada/
	Construction
	Services

See notes to financial statements.

PROSPECT ENERGY CORPORATION
SCHEDULE OF INVESTMENTS
September 30, 2006
(in 000s except share amounts)
(unaudited)

Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares	Cost	Fair Value (2)	% of Net Assets

Common shares, Class A		30	$173	$173	0.1%
Senior secured note, 15.00%
due 5/30/2009 (8)		$16,500	15,966	15,966	8.3%

Total			16,139	16,139	8.4%

Appalachian Energy Holdings LLC (9)	West Virginia/
	Construction
	Services
Series A preferred shares		200	35	35	0.0%
Warrants, expiring 2/14/2016		6,065	348	348	0.2%
Senior secured note, 14.00%, 3.00%
PIK due 1/31/2011		$3,000	2,762	2,762	1.5%

Total			3,145	3,145	1.7%

Iron Horse Coiled Tubing, Inc.	Alberta, Canada/
	Production
	services
Common shares		93	268	269	0.1%
Senior secured note, 15.00%
due 4/19/2009		$9,250	8,830	8,830	4.6%

Total			9,098	9,099	4.7%

Total Affiliate Investments			28,382	28,383	14.8%

Non-Control/Non-Affiliate Investments (less than 5.00% of voting control)

Arctic Acquisition Corp.	Texas/
	Production
	services
Warrants, common shares, expiring
7/19/2012		596,251	507	507	0.3%
Warrants, Series A redeemable
preferred shares, expiring 7/19/2012		1,054	507	507	0.3%
Senior secured note, 13.00%
due 6/15/2009		$9,488	8,599	8,599	4.4%

Total			9,613	9,613	5.0%

Central Illinois Energy, LLC	Illinois/
	Biofuels/
	Ethanol
Senior secured note, 15.36688% (10)
due 3/31/2014		$8,000	8,000	8,000	4.2%

See notes to financial statements.

PROSPECT ENERGY CORPORATION
SCHEDULE OF INVESTMENTS
September 30, 2006
(in 000s except share amounts)
(unaudited)
					% of Net Assets
Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares	Cost	Fair Value (2)

Charlevoix Energy Trading, LLC	Michigan/
	Natural Gas
	Marketing
Senior secured note, 12.50%
due 3/31/2011		$5,390	$5,319	$5,319	2.8%
Conquest Cherokee, LLC	Tennessee/Oil
	and Gas
	Production
Senior secured note, 13.00% (11)
due 5/5/2009		$3,500	3,439	3,439	1.8%
Cypress Consulting Services, Inc.	Texas/Seismic
	Services
Senior secured note, 13.00% (12),
2.0% PIK due 4/19/2009		$4,300	4,196	4,196	2.2%
Evolution Petroleum Corp. (13)	Texas/Oil
	and Gas
	Production
Common shares, unregistered		139,926	20	345	0.2%
Genesis Coal Corp.	Kentucky/
	Mining and Coal
	Production
Common stock		3	—	—	0.0%
Warrants, preferred shares, expiring
2/9/2016		1,000	33	1	0.0%
Senior secured note, 16.49% (14)
due 12/31/2010		$6,925	6,755	6,654	3.5%

Total			6,788	6,655	3.5%

Miller Petroleum, Inc.	Tennessee/Oil
	and Gas
	Production
Warrants, expiring 5/4/2010 through 9/30/2011		933,610	151	95	0.0%

See notes to financial statements.

PROSPECT ENERGY CORPORATION
SCHEDULE OF INVESTMENTS
September 30, 2006
(in 000s except share amounts)
(unaudited)

Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares	Cost	Fair Value (2)	% of Net Assets
Stryker Energy II, LLC (15)	Ohio/Oil and
	Gas Production
Preferred stock		350	$1,470	$1,720	0.9%
Senior secured note, 13.32%
due 4/8/2010		$13,330	13,141	13,141	6.9%

Senior secured Term Loan, 12.00%
due 4/8/2010		$1,000	956	956	0.5%

Total			15,567	15,817	8.3%

Unity Virginia Holdings, LLC	Virginia/ Mining
	and Coal
	Production
Subordinated secured note, 15.00%,
15.00% PIK due 1/31/2009		$3,580	3,781	1,485	0.8%

Total Non-Control/Non-Affiliate Investments			56,874	54,964	28.8%

Total Portfolio Investments			147,841	156,957	82.1%

Money Market Funds
Fidelity Institutional Money Market Funds -
Government Portfolio (Class I)		33,139,906	33,140	33,140	17.3%
First American Funds, Inc. - Prime
Obligations Fund (Class Y)		313,419	313	313	0.2%

Total Money Market Funds			33,453	33,453	17.5%

Total Investments			$181,294	$190,410	99.6%

See notes to financial statements

____________________

(1) The securities in which Prospect Energy has invested were acquired in transactions that were exempt from registration under the Securities Act of 1933, as amended, or the “Securities Act.” These securities may be resold only in transactions that are exempt from registration under the Securities Act.
(2) Fair value is determined by or under the direction of the board of directors of Prospect Energy (Note 2).
(3) Gas Solutions Holdings, Inc. and NRG Manufacturing, Inc. are wholly-owned investments of Prospect Energy.
(4) Interest rate is the greater of 16.5% or 12-Month LIBOR plus 11.0%; rate reflected is as of September 30, 2006.

(5) There are several entities involved in the Whymore investment. The senior secured debt is with C&A Construction, Inc. (“C&A”), which owns the equipment. E&L Construction, Inc. (“E&L”) leases the equipment from C&A, employs the workers, is listed as the operator with the Commonwealth of Kentucky, mines the coal, receives revenues and pays all operating expenses. Whymore Coal Company, Inc. (“Whymore”) applies for and holds permits on behalf of E&L. Whymore and E&L are guarantors under the C&A credit agreement with Prospect Energy. Prospect Energy owns 10,000 shares of common stock of C&A (100% ownership), 10,000 shares of common stock of E&L (100% ownership), and 4,900 shares of common stock of Whymore (49% ownership). Prospect Energy owns 4,285 Series A convertible preferred shares in each of C&A, E&L and Whymore. Additionally, Prospect Energy retains an option to purchase the remaining 51% of Whymore. As of September 30, 2006, the Board of Directors of Prospect Energy assessed a fair value of $0 for all of these equity positions.
(6) Interest rate is the greater of 15.0% or 5-Year US Treasury Note plus 11.5%; rate reflected is as of September 30, 2006.
(7) There are several entities involved in the Worcester investment. Prospect Energy owns 100 shares of common stock in Worcester Energy Holdings, Inc. (“WEHI”) representing 100%. WEHI, in turn, owns 51 membership certificates in Biochips LLC, which represents 51% ownership. Prospect Energy also owns 282 shares of common stock in Worcester Energy Co., Inc. (“WECO”), which represents 51% ownership. Prospect Energy also owns 1,665 shares of common stock in Worcester Energy Partners, Inc. (“WEPI”), which represents 51% ownership. Prospect Energy also owns 1,000 of series A convertible preferred shares in WEPI. WECO, WEPI and Biochips LLC are joint borrowers on the term note issued by Prospect Energy. WEPI owns the equipment and operates the biomass generation facility.  Biochips LLC currently has no material operations.
(8) Prospect Energy has the right to purchase 184 shares of Class A common shares at a purchase price of $1.00 per share in the event of a default of the credit agreement.
(9) There are several entities involved in the Appalachian Energy Holdings (“Appalachian Energy”) investment. Prospect Energy owns 100 shares of Class A common stock of AEH Investment Corp. (“AEH”), 200 shares of Series A preferred stock of AEH and 6,065 warrants, expiring 2/14/2016 to purchase Class A common stock. The senior secured note is with C & S Operating LLC and East Cumberland L.L.C., both operating companies owned by Appalachian Energy Holdings LLC. AEH owns Appalachian Energy.
(10) Interest rate is LIBOR plus 10.0%; rate reflected is as of September 30, 2006.
(11) Interest rate is the greater of 13.0% or 12-Month LIBOR plus 7.5%; rate reflected is as of September 30, 2006.
(12) Interest rate is the greater of 13.0% or 12-Month LIBOR plus 7.0%; rate reflected is as of September 30, 2006.
(13) Formerly known as Natural Gas Systems, Inc.
(14) Interest rate is the greater of 15.0% or 6-Month LIBOR plus 11.0%; rate reflected is as of September 30, 2006.
(15) Prospect Energy owns 100 shares of common stock in PEH Stryker, Inc. (“PEH Stryker”), which represents a 100% interest. PEH Stryker holds 350 non-voting Class A preferred units in Stryker Energy II, LLC (“Stryker II”), which represents a 35% interest. Stryker II is the borrower on the term note issued by Prospect Energy. Prospect Energy also holds one warrant expiring 4/8/2025 for anti-dilution purposes.

PROSPECT ENERGY CORPORATION
SCHEDULE OF INVESTMENTS
June 30, 2006
(in 000s except share amounts)

Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares	Cost	Fair Value (2)	% of Net Assets
Control Investments (25.00% or greater of voting control)

Gas Solutions Holdings, Inc. (3)	Texas/Gas
	Gathering and
	Processing
Common shares		100	$4,875	$14,700	13.6%
Subordinated secured note, 18.00%
due 12/22/2011		$18,400	18,400	18,400	17.0%
Total			23,275	33,100	30.6%

Worcester Energy Company, Inc. (4)	Maine/Biomass
	Power
Equity ownership		Various	—	1	0.0%
Senior secured note, 12.50%
due 12/31/2012		$20,338	16,484	16,484	15.2%

Total			16,484	16,485	15.2%

Total Control Investments			39,759	49,585	45.8%

Affiliate Investments (5.00% to 24.99% of voting control)

Advantage Oilfield Group Ltd.	Alberta, Canada/
	Construction
	Services
Common shares, Class A		30	173	173	0.2%
Senior secured note, 15.00%
due 5/30/2009 (5)		$16,500	15,926	15,926	14.7%
Total			16,099	16,099	14.9%

Appalachian Energy Holdings LLC (6)	West Virginia/
	Construction
	Services
Series A preferred shares		200	35	35	0.0%
Warrants, expiring 2/14/2016		6,065	348	348	0.3%
Senior secured note, 14.00%, 3.00%
PIK due 1/31/2011		$3,000	2,760	2,760	2.5%

Total			3,143	3,143	2.8%

See notes to financial statements.

PROSPECT ENERGY CORPORATION
SCHEDULE OF INVESTMENTS
June 30, 2006
(in 000s except share amounts)

Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares	Cost	Fair Value (2)	% of Net Assets
Iron Horse Coiled Tubing, Inc.	Alberta, Canada/
	Production
	services
Common shares		93	$268	$268	0.2%
Senior secured note, 15.00%
due 4/19/2009		$6,250	5,819	5,819	5.4%
Total			6,087	6,087	5.6%

Total Affiliate Investments			25,329	25,329	23.3%

Non-Control/Non-Affiliate Investments (less than 5.00% of voting control)

Arctic Acquisition Corp.	Texas/
	Production
	services
Warrants, common shares, expiring
7/19/2012		596,251	507	507	0.5%
Warrants, Series A redeemable
preferred shares, expiring 7/19/2012		1,054	507	507	0.5%
Senior secured note, 13.00%
due 6/15/2009		$9,099	8,082	8,082	7.5%
Total			9,096	9,096	8.5%

Central Illinois Energy, LLC	Illinois/
	Biofuels/
	Ethanol
Senior secured note, 15.49875% (7)
due 3/31/2014		$8,000	8,000	8,000	7.4%
Charlevoix Energy Trading, LLC	Michigan/
	Natural Gas
	Marketing
Senior secured note, 12.50%
due 3/31/2011		$5,500	5,422	5,422	5.0%
Conquest Cherokee, LLC	Tennessee/Oil
	and Gas
	Production
Senior secured note, 13.23813% (8)
due 5/5/2009		$3,500	3,434	3,434	3.2%

See notes to financial statements

PROSPECT ENERGY CORPORATION
SCHEDULE OF INVESTMENTS
June 30, 2006
(in 000s except share amounts)

Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares	Cost	Fair Value (2)	% of Net Assets
Genesis Coal Corp.	Kentucky/
	Mining and Coal
	Production
Warrants, preferred shares, expiring
2/9/2016		1,000	$33	$33	0.0%
Senior secured note, 15.89% (9)
due 12/31/2010		$6,925	6,734	6,734	6.2%

Total			6,767	6,767	6.2%

Miller Petroleum, Inc.	Tennessee/Oil
	and Gas
	Production
Warrants, expiring 5/4/2010 through 6/30/2011		842,527	150	150	0.1%

Natural Gas Systems, Inc.	Texas/Oil
	and Gas
	Production
Common shares, registered		732,528	164	2,124	2.0%
Common shares, unregistered		139,926	20	345	0.3%

Total			184	2,469	2.3%

Stryker Energy II, LLC (10)	Ohio/Oil and
	Gas Production
Preferred stock		350	1,470	1,470	1.4%
Senior secured note, 13.32%
due 4/8/2010		$13,330	13,139	13,138	12.1%
Total			14,609	14,608	13.5%

Unity Virginia Holdings, LLC	Virginia/ Mining
	and Coal
	Production
Subordinated secured note, 15.00%,
15.00% PIK due 1/31/2009		$3,580	3,529	2,754	2.5%

See notes to financial statements

PROSPECT ENERGY CORPORATION
SCHEDULE OF INVESTMENTS
June 30, 2006
(in 000s except share amounts)

Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares	Cost	Fair Value (2)	% of Net Assets
Whymore Coal Company, Inc. (11)	Kentucky/
	Mining and Coal
	Production
Preferred shares, convertible, Series A		4,285	$—	$1	0.0%
Senior secured note, 16.593% (12)
due 12/31/2010		$7,425	7,314	6,354	5.9%

Total			7,314	6,355	5.9%

Total Non-Control/Non-Affiliate Investments			58,505	59,055	54.6%

Total Portfolio Investments			123,593	133,969	123.7%

Money Market Fund
First American Funds, Inc. - Prime
Obligations Fund (Class Y)		1,607,893	1,608	1,608	1.5%
Total Investments			$125,201	$135,577	125.2%

See notes to financial statements

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
(3) Gas Solutions Holdings Inc. is a wholly owned investment of Prospect Energy.
(4) There are several entities involved in the Worcester investment. Prospect Energy owns 100 shares of common stock in Worcester Energy Holdings, Inc. (“WEHI”) representing 100%. WEHI, in turn, owns 51 membership certificates in Biochips LLC, which represents 51% ownership. Prospect Energy also owns 282 shares of common stock in Worcester Energy Co., Inc. (“WECO”), which represents 51% ownership. Prospect Energy also owns 1,665 shares of common stock in Worcester Energy Partners, Inc. (“WEPI”), which represents 51% ownership. Prospect Energy also owns 1,000 of series A convertible preferred shares in WEPI. WECO, WEPI and Biochips LLC are joint borrowers on the term note issued by Prospect Energy. WEPI owns the equipment and operates the biomass generation facility.  Biochips LLC currently has no material operations.
(5) Prospect Energy has the right to purchase 184 shares of Class A common shares at a purchase price of $1.00 per share in the event of a default of the credit agreement.
(6) There are several entities involved in the Appalachian Energy Holdings (“Appalachian Energy”) investment. Prospect Energy owns 100 shares of Class A common stock of AEH Investment Corp. (“AEH”), 200 shares of Series A preferred stock of AEH and 6,065 warrants, expiring 2/14/2016 to purchase Class A common stock. The senior secured note is with C & S Operating LLC and East Cumberland L.L.C., both operating companies owned by Appalachian Energy Holdings LLC. AEH owns Appalachian Energy.
(7) Interest rate is LIBOR plus 10.0%; rate reflected is as of June 30, 2006.
(8) Interest rate is the greater of 13.0% or 12-Month LIBOR plus 7.5%; rate reflected is as of June 30, 2006.
(9) Interest rate is the greater of 15.0% or 6-Month LIBOR plus 11.0%; rate reflected is as of June 30, 2006.
(10) Prospect Energy owns 100 shares of common stock in PEH Stryker, Inc. (“PEH Stryker”), which represents a 100% interest. PEH Stryker holds 350 non-voting Class A preferred units in Stryker Energy II, LLC (“Stryker II”), which represents a 35% interest. Stryker II is the borrower on the term note issued by Prospect Energy. Prospect Energy also holds one warrant expiring 4/18/2025 for anti-dilution purposes.
(11) There are several entities involved in the Whymore investment. The senior secured debt is with C&A Construction, Inc. (“C&A”), which owns the equipment. E&L Construction, Inc. (“E&L”) leases the equipment from C&A, employs the workers, is listed as the operator with the Commonwealth of Kentucky, mines the coal, receives revenues and pays all operating expenses. Whymore Coal Company, Inc. (“Whymore”) applies for and holds permits on behalf of E&L. Whymore and E&L are guarantors under the C&A credit agreement with Prospect Energy. Prospect Energy owns 4,285 Series A convertible preferred shares in each of C&A, E&L and Whymore.
(12) Interest rate is the greater of 15.0% or 5-Year US Treasury Note plus 11.5%; rate reflected is as of June 30, 2006.

PROSPECT ENERGY CORPORATION
NOTES TO FINANCIAL STATEMENTS
(in thousands except share and per share amounts)
(unaudited)

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

On August 10, 2006, the Company priced a public offering of 4,971,000 shares of common stock at $15.30 per share, raising $76,056 in gross proceeds. On August 28, 2006, the underwriters exercised their over-allotment option related to the public offering on August 10, 2006 to purchase 745,650 shares at $15.30 per share, raising an additional $11,408 in gross proceeds. The Company expects to use the net proceeds of its recent equity offering to fund investments in portfolio companies and for general corporate purposes.

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

The statements include portfolio investments at fair value of $156.957 million and $133.969 million at September 30, 2006 and June 30, 2006, respectively. At September 30, 2006 and June 30, 2006, 82.1% and 123.7%, respectively, of the Company’s net assets represented portfolio investments whose fair values have been determined by the board of directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the board of directors’ determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

Interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 or 10 of Regulation S-X, as appropriate.

In accordance with Article 6-09 of Regulation S-X under the Exchange Act, we are providing a Statement of Changes in Net Assets in lieu of a Statement of Changes in Stockholders’ Equity. In addition, certain prior period amounts have been reclassified to conform with the current period presentation. In the opinion of management, all adjustments (consisting primarily of normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company.

The following are significant accounting policies consistently applied by Prospect Energy:

Investments:

a) Security transactions are recorded on a trade-date basis.

b) Valuation:

1) Investments for which market quotations are readily available are valued at such market quotations.

2) Short-term investments that mature in 60 days or less, such as United States Treasury Bills, are valued at amortized cost, which approximates market value. The amortized cost method involves valuing a security at its cost on the date of purchase and thereafter assuming a constant amortization to maturity of the difference between the principal amount due at maturity and cost. Short-term securities that mature in more than 60 days are valued at current market quotations by an independent pricing service or at the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, or otherwise by a principal market maker or a primary market dealer). Investments in money market mutual funds are valued at their net asset value as of the close of business on the day of valuation.

3) It is expected that most of the investments in the Company’s portfolio will not have readily available market values. Debt and equity securities whose market prices are not readily available are valued at fair value, with the assistance of an independent valuation service, using a documented valuation policy and a consistently applied valuation process that is under the direction of our board of directors. The factors that may be taken into account in fairly valuing investments include, as relevant, the portfolio company’s ability to make payments, its estimated earnings and projected discounted cash flows, the nature and realizable value of any collateral, the sensitivity of the investments to fluctuations in interest rates, the financial environment in which the portfolio company operates, comparisons to securities of similar publicly traded companies and other relevant factors. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of these investments may differ significantly from the values that would have been used had a ready market existed for such investments, and any such differences could be material.

4) The Financial Accounting Standards Board (“FASB”) has recently issued a new pronouncement addressing fair value measurements, Statement of Financial Accounting Standards Number 157, “Fair Value Measurements” (“FAS 157”). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 is not expected to have a material effect on the financial statements.

c) Realized gains or losses on the sale of investments are calculated using the specific identification method.

d) Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as interest income.

e) Dividend income is recorded on the ex-dividend date.

f) Loans are placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, are likely to remain current. As of September 30, 2006, 0.8% of the Company’s net assets is in non-accrual status.

Federal and State Income Taxes:

Prospect Energy has elected to be treated as a regulated investment company and intends to continue to comply with the requirements of the Internal Revenue Code of 1986 (the “Code”), applicable to regulated investment companies. We are required to distribute at least 90% of our investment company taxable income and intend to distribute (or retain through a deemed distribution) all of our investment company taxable income and net capital gain to stockholders; therefore, we have made no provision for income taxes. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital.

If the Company does not distribute at least 98% of its annual taxable income in the year earned, the Company will generally be required to pay an excise tax equal to 4% of the amount by which 98% of the Company’s annual taxable income exceeds the distributions from such taxable income for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes, if any, on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income.

Dividends and Distributions:

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a dividend is approved by the board of directors each quarter and is generally based upon management’s estimate of our earnings for the quarter. Net realized capital gains, if any, are distributed at least annually.

Consolidation:

As an investment company, Prospect Energy only consolidates subsidiaries that are also investment companies. At September 30, 2006 Prospect Energy did not have any consolidated subsidiaries.

Financing Costs:

The Company records origination expenses related to its credit facility as prepaid assets. These expenses are deferred and amortized as part of interest expense using the straight-line method over the stated life of the facility.

The Company records registration expenses related to Shelf filings as prepaid assets. These expenses are charged as a reduction of capital upon utilization, in accordance with Section 8.24 of the AICPA Audit and Accounting Guide for Investment Companies.

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

Per Share Information:

Basic earnings per common share is calculated using the weighted average number of common shares outstanding for the period presented.

Note 3. Portfolio Investments

At September 30, 2006, approximately 82.1% of our net assets or about $156.957 million was invested in seventeen long-term portfolio investments and 17.5% of our net assets in money market funds. The remaining 0.4% of our net assets represented other assets in excess of liabilities. Prospect Energy is a non-diversified company within the meaning of the 1940 Act. We classify our investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual owns more than 25% or more of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through ownership of 5% or more of the outstanding voting securities of another person. The Company owns a controlling interest in Gas Solutions Holdings, Inc. (“GSHI”), NRG Manufacturing, Inc. (“NRG”), Worcester Energy Company, Inc. (“WECO”) and Whymore Coal Company (“Whymore”). The company also owns an affiliated interest in Advantage Oilfield Group, Ltd., Appalachian Energy Holdings, LLC and Iron Horse Coiled Tubing, Inc. The Company has no other controlled or affiliated investments.

GSHI has indemnified Prospect Energy against any legal action arising from its investment in Gas Solutions, LP. Prospect Energy has incurred approximately $1.719 million in fees associated with a legal action through September 30, 2006, and GSHI has reimbursed Prospect Energy the entire amount. Of the $1.719 million reimbursement, $0.377 million and $0.194 million is reflected as Dividend income, controlled entities on the accompanying statement of operations for the three months ended September 30, 2006 and September 30, 2005, respectively.

Debt placements and interests in non-voting equity securities with an original cost basis of approximately $24.573 million were acquired during the three months ended September 30, 2006. Debt repayments and sales of equity securities with an original cost basis of approximately $0.728 million were disposed during the three months ended September 30, 2006.

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

A portion of the net proceeds of our secondary offering and the subsequent exercise of the over-allotment option was used for offering expenses of approximately $ 0.594 million. Offering expenses were charged against paid-in capital in excess of par. All offering expenses were borne by Prospect Energy.

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

Prospect Management’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. For providing these services the Investment Adviser receives a fee from Prospect Energy, consisting of two components--a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.00% on Prospect Energy’s gross assets (including amounts borrowed). For services rendered under the Investment Advisory Agreement during the period commencing from the closing of Prospect Energy’s initial public offering through and including the first six months of operations, the base management fee was payable monthly in arrears. For services currently rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of Prospect Energy’s gross assets at the end of the two most recently completed calendar quarters (the closing of Prospect Energy’s initial public offering was treated as a quarter end for these purposes) and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial month or quarter are appropriately pro rated. The total base management fees earned by and paid to Prospect Management during the three months ended September 30, 2006 and September 30, 2005 were $0.616 million and $0.510 million, respectively.

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

$0.818 million and no income incentive fees were earned for the three months ended September 30, 2006 and September 30, 2005, respectively. No capital gains incentive fees were earned were earned for the three months ended September 30, 2006 and September 30, 2005.

Administration Agreement

Prospect Energy has also entered into an Administration Agreement with Prospect Administration, LLC (“Prospect Administration”) under which Prospect Administration, among other things, provides (or arranges for the provision of) administrative services and facilities for Prospect Energy. For providing these services, Prospect Energy reimburses Prospect Administration for Prospect Energy’s allocable portion of overhead incurred by Prospect Administration in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of our chief compliance officer and chief financial officer and their respective staffs. Under this agreement, Prospect Administration furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Prospect Administration also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Prospect Administration assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, Prospect Administration also provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Prospect Administration is a wholly owned subsidiary of our Investment Adviser.

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

Prospect Administration, pursuant to the approval of our board of directors, has engaged Vastardis Fund Services LLC (“Vastardis”) to serve as the sub-administrator of Prospect Energy to perform certain services required of Prospect Administration. This engagement began in May 2005 and ran on a month-to-month basis at the rate of $25,000 annually, payable monthly. Under the sub-administration agreement, Vastardis provides Prospect Energy with office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities. Vastardis also conducts relations with custodians, depositories, transfer agents, dividend disbursing agents, other stockholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable. Vastardis provides reports to the Administrator and the Directors of its performance of obligations and furnishes advice and recommendations with respect to such other aspects of the business and affairs of Prospect Energy as it shall determine to be desirable. Under the revised and renewed sub-administration agreement, Vastardis also provides the service of William E. Vastardis as the Chief Financial Officer (“CFO”) of the Fund. This service was formerly provided at the rate of $225,000 annually, payable monthly. In May 2006, the engagement was revised and renewed as an asset-based fee with a $400,000 annual minimum, payable monthly. Vastardis does not provide any advice or recommendation relating to the securities and other assets that Prospect Energy should purchase, retain or sell or any other investment advisory services to Prospect Energy. Vastardis is responsible for the financial and other records that either Prospect Energy (or the Administrator on behalf of Prospect Energy) is required to maintain and prepares reports to stockholders, and reports and other materials filed with the Securities and Exchange Commission. In addition, Vastardis assists Prospect Energy in determining and publishing Prospect Energy’s net asset value, overseeing the preparation and filing of Prospect Energy’s tax returns, and the printing and dissemination of reports to stockholders of Prospect Energy, and generally overseeing the payment of Prospect Energy’s expenses and the performance of administrative and professional services rendered to Prospect Energy by others.

Under the sub-administration agreement, Vastardis and its officers, partners, agents, employees, controlling persons, members, and any other person or entity affiliated with Vastardis, is not liable to the Administrator or Prospect Energy for any action taken or omitted to be taken by Vastardis in connection with the performance of any of its duties or obligations or otherwise as sub-administrator for the Administrator on behalf of Prospect Energy. The agreement also provides that, absent willful misfeasance, bad faith or negligence in the performance of Vastardis’ duties or by reason of the reckless disregard of Vastardis’ duties and obligations, Vastardis and its officers, partners, agents, employees, controlling persons, members, and any other person or entity affiliated with Vastardis is entitled to indemnification from the Administrator and Prospect Energy. All damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of the Administrator or Prospect Energy or the security holders of Prospect Energy) arising out of or otherwise based upon the performance of any of Vastardis’ duties or obligations under the agreement or otherwise as sub-administrator for the Administrator on behalf of Prospect Energy.

Managerial Assistance

As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We have received $0.053 million in managerial assistance for the three months ended September 30, 2006. These fees are paid to the Administrator.

Note 6. Financial Highlights

	Three Months Ended Sept. 30, 2006 (Unaudited)	Three Months Ended Sept. 30, 2005 (Unaudited)	For the Year Ended June 30, 2006
Per Share Data (1):
Net asset value at beginning of period	$15.31	$14.59	$14.59
Costs related to the initial public offering	—	—	0.01
Costs related to the secondary public offering	(0.47)	—	—
Net investment income	0.33	0.20	1.21
Realized gain	0.20	—	0.04
Net unrealized appreciation	(0.13)	0.01	0.58
Net decrease in net assets as a result of secondary public offering
Dividends declared and paid	(0.38)	(0.20)	(1.12)
Net asset value at end of period	$14.86	$14.60	$15.31

Per share market value at end of period	$15.54	$13.35	$16.99
Total return based on market value (2)	6.33%	7.54%	44.79%
Total return based on net asset value (2)	0.60%	1.44%	13.27%
Shares outstanding at end of period	12,867,341	7,055,100	7,069,873
Average weighted shares outstanding for period	9,856,132	7,055,100	7,056,846
Ratio / Supplemental Data:
Net assets at end of period (in thousands)	$191,246	$103,029	$108,270
Annualized ratio of operating expenses to average net assets	7.02%	6.99%	8.19%
Annualized ratio of net operating income to average net assets	10.28%	5.50%	7.90%
____________________

(1) Financial highlights as of June 30, 2006 are based on weighted average shares.

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

Note 8. Revolving Credit Agreement

On February 21, 2006, Prospect Energy entered into a $20.0 million senior secured revolving credit facility (the “Previous Credit Facility”) with Bank of Montreal as administrative agent and Harris Nesbitt Corp. as sole lead arranger and sole book runner. The Previous Credit Facility supplemented the Company’s equity capital and provided funding for additional portfolio investments. All amounts borrowed under the Previous Credit Facility would have matured, and all accrued and unpaid interest thereunder would have been due and payable within six months of the date of the borrowing. The Previous Credit Facility had a termination date of August 21, 2006. On May 11, 2006, the Previous Credit Facility was increased to $30.0 million.

On July 26, 2006, we closed a $50.0 million revolving credit facility (the “Facility”) with HSH Nordbank AG as administrative agent and sole lead arranger, replacing Prospect’s prior smaller $30.0 million facility. This Facility was used to refinance Prospect’s Previous Credit Facility and, together with our equity capital, to make additional long-term investments. Interest on borrowings under the Facility is charged, at our option, at either (i) LIBOR plus the applicable spread, ranging from 200 to 250 basis points (the refinanced facility being at 250 basis points over LIBOR), or (ii) the greater of the lender prime rate or the federal funds effective rate plus 50 to 100 basis points. The applicable spread decreases as our equity base increases.

As of September 30, 2006, we had no amounts drawn down on the Facility.

Note 9. Subsequent Events

On October 2, 2006, the US Bankruptcy Court, Northern District of Texas, converted Unity Virginia Holdings, LLC and affiliates (“Unity”) to a Chapter 7 case from Chapter 11. Unity had previously filed voluntarily for reorganization under Chapter 11 of Title 11 of the United States Code on May 2, 2006. At this time, the outcome of this investment is uncertain. We are continuing to explore possible operational and financial restructurings for Unity, but are prepared to abandon this investment completely, even if the result is a complete loss of capital.

On November 1, Prospect Energy made an initial $15.5 million senior secured investment in TLOGH, L.P. (“TLOGH”), a gas development company based in Dallas, Texas. This senior debt investment in TLOGH, which is being invested in a multiple well drilling and completion program, is secured by all assets of TLOGH.

On November 1, Prospect Energy invested an additional $5.0 million senior secured debt in Conquest Cherokee LLC.

On November 3, Prospect Energy invested an additional $1.0 million senior secured debt in Stryker Energy II, LLC.

Note 10. Selected Quarterly Financial Data (unaudited) (in thousands except per share amounts)

	Investment Income		Net Investment Income		Net Realized and Unrealized Gains (Losses)		Net Increase (Decrease) in Net Assets from Operations
Quarter Ended	Total	Per Share*	Total	Per Share*	Total	Per Share*	Total	Per Share*

September 30, 2004	$266	$0.05	$(434)	$(0.09)	$—	$—	$(434)	$(0.06)
December 31, 2004	2,946	0.42	1,228	0.17	(2)	—	1,226	0.17
March 31, 2005	2,202	0.31	444	0.06	414	0.06	858	0.12
June 30, 2005	2,679	0.38	1,173	0.17	5,928	0.84	7,101	1.01

September 30, 2005	3,109	0.44	1,415	0.20	58	0.01	1,473	0.21
December 31, 2005	3,935	0.56	2,040	0.29	488	0.07	2,528	0.36
March 31, 2006	4,026	0.57	2,126	0.30	829	0.12	2,955	0.42
June 30, 2006	5,799	0.82	2,977	0.42	2,963	0.42	5,940	0.84

September 30, 2006	6,432	0.65	3,274	0.33	690	0.07	3,964	0.40
____________________

* Per share amounts are calculated using weighted average shares during period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Prospect Energy Corporation to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, expenses, earnings or losses from operations or investments, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include risks that are described in “Business—Factors That May Affect Future Results” and elsewhere in the most recently filed annual report and that are otherwise described from time to time in our Securities and Exchange Commission, or the “SEC,” reports filed after this report.

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

We use words such as “anticipates,” “believes,” “expects,” “future,” “intends” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in “Risk factors” and elsewhere in this quarterly report. We caution you that forward-looking statements of this type are subject to uncertainties and risks, many of which cannot be predicted or quantified.

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

4) The Financial Accounting Standards Board (“FASB”) has recently issued a new pronouncement addressing fair value measurements, Statement of Financial Accounting Standards Number 157, “Fair Value Measurements” (“FAS 157”). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 is not expected to have a material effect on the financial statements.

c) Realized gains or losses on the sale of investments are calculated using the specific identification method.

d) Interest income adjusted for amortization of premium and accretion of discount is recorded on an accrual basis. Origination, closing and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as interest income.

e) Dividend income is recorded on the ex-dividend date.

In determining the fair value of our portfolio investments at September 30, 2006, the Audit Committee considered valuations from the independent valuation firm and from management having an aggregate range of $150.6 million to $161.1 million.

As of September 30, 2006, we continue to pursue our investment strategy and 82.1% of our net assets are invested in energy companies.

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

Our portfolio generated an annualized current yield of 16.9% and 19.1% across all our long-term debt and equity investments as of September 30, 2006 and September 30, 2005, respectively. This yield includes interest from all of our long-term investments as well as dividends from GSHI in both years and GSHI and Unity Virginia (“Unity”) in 2005. We expect this number to decline over time as we increase the size of the portfolio. Monetization of, or dividends from, other equity positions that we hold is not included in this yield estimate. In each of our portfolio companies, we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute significantly to our investment returns. Many of these equity positions include features such as contractual minimum internal rate of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections. Set forth below are several views of our investment portfolio, classified by type of investment, geographic diversification and energy sector diversification at September 30, 2006 and September 30, 2005, respectively:

Type of Investment	9/30/06 Fair Value (000s)	% of Portfolio	9/30/05 Fair Value (000s)	% of Portfolio
Cash and Cash Equivalents	$33,453	17.6%	$13,045	13.9%
Senior Secured Debt	113,819	59.8%	44,118	47.1%
Subordinated Secured Debt	19,885	10.4%	21,617	23.1%
Common Stock	20,039	10.5%	12,231	13.1%
Preferred Stock	1,756	0.9%	1,262	1.3%
Warrants	1,458	0.8%	1,389	1.5%

Total Portfolio	$190,410	100.0%	$93,662	100.0%

Geographic Exposure	9/30/06 Fair Value	% of Portfolio	9/30/05 Fair Value	% of Portfolio
Midwest U.S.	$29,136	15.3%	$14,526	15.5%
Northeast U.S.	20,222	10.6%	10,500	11.2%
Southeast U.S.	21,193	11.1%	12,972	13.9%
Southwest U.S.	61,168	32.1%	42,619	45.5%
Canada	25,238	13.3%	—	—
Cash and Cash Equivalents	33,453	17.6%	13,045	13.9%

Total Portfolio	$190,410	100.0%	$93,662	100.0%

Energy Sector	9/30/06 Fair Value	% of Portfolio	9/30/05 Fair Value	% of Portfolio

Biofuels/Ethanol	$8,000	4.2%	$—	—
Biomass Power	20,222	10.6%	10,500	11.2%
Construction Services	19,284	10.1%	—	—
Gas Gathering and Processing	36,000	18.9%	29,700	31.7%
Manufacturing	11,014	5.8%	—	—
Mining and Coal Production	14,514	7.6%	9,735	10.4%
Natural Gas Marketing	5,319	2.8%	—	—
Oil and Gas Production	19,696	10.4%	21,618	23.1%
Production Services	18,712	9.8%	—	—
Seismic Services	4,196	2.2%	9,064	9.7%
Cash and Cash Equivalents	33,453	17.6%	13,045	13.9%

Total Portfolio	$190,410	100.0%	$93,662	100.0%

Results of Operations

Investment Activity

We completed our tenth quarter, which was our ninth full quarter since completion of our initial public offering on July 30, 2004, with approximately 82.1% of our net assets or about $156.957 million invested in seventeen long-term portfolio investments and 17.5% of our net assets invested in money market funds. The remaining 0.4% of our net assets represents other assets in excess of liabilities.

Long-Term Portfolio Investments

On August 1, 2006, we obtained a controlling interest of the common equity of Whymore. As of September 28, 2006, we have provided an additional $0.649 million of senior secured debt financing to Whymore.

On August 2, 2006, we completed the sale of all Evolution Petroleum Corp. (formerly known as Natural Gas Systems, Inc.) registered common shares. The capital gain from these sales is approximately $2.273 million.

On August 31, 2006 we provided the remaining $3.000 million of the $9.250 million senior secured debt investment in Iron Horse, an oilfield services company based in Medicine Hat, Alberta. This disbursement is being utilized for Iron Horse’s purchase of additional coiled tubing equipment.

On September 1, 2006 we provided $4.300 million in senior secured debt financing to Cypress, a seismic surveying company based in Houston, Texas. We received a net profit interest in Cypress as part of the investment.

On September 1, 2006, we provided $11.014 million in senior secured debt financing and acquired a controlling equity interest in NRG a leading fabricator of structures and vessels for oil and gas drilling applications based in Tomball, Texas.

During the quarter ended September 30, 2006, we completed two new investments in NRG and Cypress Consulting Services, Inc. (“Cypress”) and follow on investments in existing portfolio companies, totaling approximately $24.573 million.

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

As of September 30, 2006 we held a controlling interest in GSHI, NRG, WECO and Whymore. As of September 30, 2006 we held an affiliated interest in Advantage Oilfield Group, Ltd., Appalachian Energy Holdings, LLC and Iron Horse.

Level of Control	9/30/06 Fair Value	% of Portfolio	9/30/05 Fair Value	% of Portfolio
Control	$73,610	38.7%	$29,700	31.7%
Affiliate	28,383	14.9%	—	—
Non-Control/Non-Affiliate	54,964	28.9%	50,916	54.4%
Cash and Cash Equivalents	33,453	17.5%	13,046	13.9%

Total Portfolio	$190,410	100.0%	$93,662	100.0%

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

Investment income, which consists of interest income, dividend income and amortized loan origination fees, was $6.432 million and $3.109 million for the three months ended September 30, 2006 and September 30, 2005, respectively.

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

Operating expenses were $3.158 million and $1.694 million for the three months ended September 30, 2006 and September 30, 2005, respectively. These expenses consisted of investment advisory and administrative services fees, professional fees, insurance expenses, directors’ fees and other general and administrative expenses. The base investment advisory fees were $0.616 million and $0.510 million for the three months ended September 30, 2006 and September 30, 2005, respectively. The income incentive fees were $0.818 million and none for the three months ended September 30, 2006 and September 30, 2005, respectively. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.

Net Investment Income, Net Realized Gains, Net Unrealized Appreciation and Net Increase in Net Assets Resulting from Operations

Prospect Energy’s net investment income was $3.274 million and $1.415 million for the three months ended September 30, 2006 and September 30, 2005, respectively. Net investment income represents the difference between investment income and operating expenses and is directly impacted by the items described above. Net realized gains (losses) were $1.951 million and $(0.018) million for the three months ended September 30, 2006 and September 30, 2005, respectively. Net unrealized appreciation (depreciation) was $(1.261) million and $0.076 million for the three months ended September 30, 2006 and September 30, 2005, respectively. Net increase in net assets resulting from operations represents the sum of the returns generated from net investment income, realized gains (losses) and the change in unrealized appreciation (depreciation).

Financial Condition, Liquidity and Capital Resources

The Company’s liquidity and capital resources were generated primarily from the remaining net proceeds of its initial public offering, cash flows from operations and borrowings under its credit facility. We generated $96.961 million in cash from the net proceeds of our initial offering after accounting for organization and offering costs. Additionally, we generated $82.526 million in cash from the net proceeds of our secondary offering after accounting for offering costs. We used cash flows in operating activities totaling $50.440 million for the three months ended September 30, 2006 compared to $(1.411) million for the three months ended September 30, 2005. We paid down $28.500 million in cash from borrowings under the credit facility during the three months ended September 30, 2006. We declared and paid dividends totaling $3.586 million for the three months ended September 30, 2006 compared to $1.411 million for the three months ended September 30, 2005. In the future, we may continue to fund a portion of our investments through borrowings from banks, issuances of senior securities or secondary offerings. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our objective is to put in place such borrowings in order to expand our portfolio. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

At September 30, 2006, we held no cash in the segregated account maintained in conjunction with a limited indemnity issued to Citibank Texas, N.A. (formerly First American Bank, SSB). The limited indemnity with Citibank required us to indemnify Citibank for up to $12.0 million for any losses it realizes on its term loan to GSHI resulting only from potential legal claims that might or could be asserted by certain third parties. This limited indemnity was backed by the funds in the segregated account. During the quarter ended December 31, 2005, $9.587 million of previously segregated funds were released to the Company, respectively. These reductions reflected a waiver of the segregated funds requirement due to the developments related to legal claims and prior payments by GSHI to Citibank Texas, N.A.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in quantitative or qualitative disclosures about market risk as previously disclosed in our most recent 10-K filing.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, the Company’s chief executive officer and chief financial officer conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934). Based upon this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective to allow timely decisions regarding required disclosure of any material information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934.

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in our most recent 10-K filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2006, we issued a total of 80,818 shares of common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of common stock sold under the dividend reinvestment plan was approximately $1.273 million.

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

3.1	Articles of Incorporation (1).

3.2	Amended and Restated Bylaws (2).

4.1	Form of Share Certificate (2).

10.1	Investment Advisory Agreement between Registrant and Prospect Capital Management, LLC (2).

10.2	Custodian Agreement (3).

10.3	Administration Agreement between Registrant and Prospect Administration, LLC (2).

10.4	Transfer Agency and Service Agreement (3).

10.5	Dividend Reinvestment Plan (2).

10.6	License Agreement between Registrant and Prospect Capital Management, LLC (2).

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).

12	Computation of Ratios (included in the notes to the financial statements contained in this report).

14	Code of Conduct (4)

16	Letter regarding change in certifying accountant (5).

21	Subsidiaries of the Registrant: none.

22.1	Proxy Statement (6).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
____________________

* Filed herewith.

(1) Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-114522), filed on April 16, 2004.

(2) Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-114522), filed on July 6, 2004.

(3) Incorporated by reference to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-114522), filed on July 23, 2004.

(4) Incorporated by reference from the Registrant’s Form 10-K filed on September 28, 2006. (5) Incorporated by reference to the 8-K/A (File No. 814-00659), filed on January 21, 2005. (6) Incorporated by reference from the Registrant’s DEF14A filed on October 19, 2006.

(5) Incorporated by reference to the Form 8-K/A (File No. 814-00659), filed on January 21, 2005.

(6) Incorporated by reference from the Registrant’s Proxy Statement filed on October 19, 2006.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2006.

PROSPECT ENERGY CORPORATION

By:	/s/ John F. Barry III
John F. Barry III
Chief Executive Officer and Chairman of the Board