Form 10-Q/A
period 2006-12-31
PROSPECT ENERGY CORP
filed 2007-02-12
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

     The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of February 9, 2007 was 19,785,388.

PART I: FINANCIAL INFORMATION

In this Quarterly Report, the terms “we,” “us,” “our,” “Company” and “Prospect Energy” refer to Prospect Energy Corporation; “Prospect Management” or the “Investment Adviser” refers to Prospect Capital Management, LLC; “Prospect Administration” or the “Administrator” refers to Prospect Administration, LLC.

 Item 1. FINANCIAL STATEMENTS

PROSPECT ENERGY CORPORATION
STATEMENTS OF NET ASSETS
(in 000s, except shares and per share data)

December 31, 2006 (Unaudited)		June 30, 2006 (1)
Assets
Investments at fair value (cost of $193,255 and $123,593, respectively, Note 3):
Control investments (cost of $86,656 and $39,759, respectively)	$98,133	$49,585
Affiliate investments (cost of $22,922 and $25,329, respectively)	22,107	25,329
Non-control/Non-affiliate investments (cost of $83,677 and $58,505, respectively)	80,580	59,055
Total investments at fair value	200,820	133,969

Investments in money market funds	93,247	1,608
Receivables for:
Interest	2,040	1,639
Dividends	161	13
Loan principal	454	385
Securities sold	—	369
Other	896	—
Due from Prospect Administration (Note 5)	—	5
Due from Prospect Capital Management (Note 5)	—	28
Prepaid expenses	222	77
Deferred financing costs	590	355
Deferred offering costs	—	32
Total Assets	298,430	138,480

Liabilities
Credit facility payable	—	28,500
Dividends payable to shareholders	5,413	—
Due to Prospect Administration (Note 5)	184	—
Due to Prospect Capital Management (Note 5)	2,347	745
Accrued expenses	842	843
Other current liabilities	406	122
Total Liabilities	9,192	30,210

Net Assets	$289,238	$108,270

Components of Net Assets
Common stock, par value $0.001 per share (100,000,000 and 100,000,000 common shares authorized, respectively; 18,975,388 and 7,069,873 issued and
outstanding, respectively)	$19	$7
Paid-in capital in excess of par	283,440	97,266
Undistributed (distributions in excess of) net investment income	(4,037)	319
Accumulated realized gains on investments	2,251	301
Unrealized appreciation on investments	7,565	10,377
Net Assets	$289,238	$108,270

Net Asset Value Per Share	$15.24	$15.31
____________________
(1) Certain amounts have been reclassified to conform to the current period's presentation.

See notes to financial statements.

PROSPECT ENERGY CORPORATION
STATEMENTS OF OPERATIONS
(in 000s, except shares and per share data)
(Unaudited)
	Three Months Ended
	December 31, 2006	December 31, 2005 (1)
Investment Income
Interest income:
Control investments (Net of foreign withholding tax of $45 and $ -, respectively)	$3,364	$828
Affiliate investments (Net of foreign withholding tax of $57 and $ -, respectively)	1,056	—
Non-control/Non-affiliate investments	2,552	1,964
Cash equivalents	—	137
Total interest income	6,972	2,929

Dividend income:
Control investments	850	843
Non-control/Non-affiliate investments	—	143
Money market funds	318	20
Total dividend income	1,168	1,006

Other income (2):
Affiliate investments	3	—
Non-control/Non-affiliate investments	28	—
Total Other income	31	—
Total Investment Income	8,171	3,935

Operating Expenses
Investment advisory fees:
Base management fee (Note 5)	1,568	524
Income incentive fee (Note 5)	1,123	508
Total investment advisory fees	2,691	1,032

Interest expense and credit facility costs	370	—
Chief Compliance Officer and Sub-administration fees	119	81
Legal fees	97	391
Valuation services	100	45
Sarbanes-Oxley compliance expenses	1	—
Other professional fees	47	107
Insurance expense	72	85
Directors' fees	57	55
Other general and administrative expenses	124	99
Total Operating Expenses	3,678	1,895

Net Investment Income	4,493	2,040

Net realized gain (loss) on investments	(1)	—
Net change in unrealized appreciation (depreciation) on investments	(1,552)	488
Net Increase in Net Assets Resulting from Operations	$2,940	$2,528

Net increase in net assets resulting from operations per share:	$0.22	$0.36
Weighted average shares of common stock outstanding:	13,588,256	7,055,100
____________________
(1) Certain amounts have been reclassified to conform to the current period's presentation.

(2) Includes Net Profits Interests and Overriding Royalty Interests.

See notes to financial statements.

PROSPECT ENERGY CORPORATION
STATEMENTS OF OPERATIONS
(in 000s, except shares and per share data)
(Unaudited)
	Six Months Ended
	December 31, 2006	December 31, 2005 (1)
Investment Income
Interest income:
Control investments (Net of foreign withholding tax of $45 and $ -, respectively)	$5,610	$1,656
Affiliate investments (Net of foreign withholding tax of $167 and $ -, respectively)	2,037	—
Non-control/Non-affiliate investments	4,631	3,315
Cash equivalents	—	315
Total interest income	12,278	5,286

Dividend income:
Control investments	1,700	1,399
Non-control/Non-affiliate investments	—	289
Money market funds	594	70
Total dividend income	2,294	1,758

Other income (2):
Affiliate investments	3	—
Non-control/Non-affiliate investments	28	—
Total Other income	31	—
Total Investment Income	14,603	7,044

Operating Expenses
Investment advisory fees:
Base management fee (Note 5)	2,184	1,034
Income incentive fee (Note 5)	1,941	508
Total investment advisory fees	4,125	1,542

Interest expense and credit facility costs	1,032	—
Chief Compliance Officer and Sub-administration fees	238	162
Legal fees	377	1,110
Valuation services	193	86
Sarbanes-Oxley compliance expenses	46	—
Other professional fees	339	229
Insurance expense	147	183
Directors' fees	120	110
Other general and administrative expenses	219	167
Total Operating Expenses	6,836	3,589

Net Investment Income	7,767	3,455

Net realized gain (loss) on investments	1,950	(18)
Net change in unrealized appreciation (depreciation) on investments	(2,813)	564
Net Increase in Net Assets Resulting from Operations	$6,904	$4,001

Net increase in net assets resulting from operations per share:	$0.59	$0.57
Weighted average shares of common stock outstanding:	11,722,194	7,055,100
____________________
(1) Certain amounts have been reclassified to conform to the current period's presentation.

(2) Includes Net Profits Interests and Overriding Royalty Interests.

See notes to financial statements.

PROSPECT ENERGY CORPORATION
STATEMENTS OF CHANGES IN NET ASSETS
(in 000s, except share data)
(Unaudited)
	Six Months Ended
	December 31, 2006	December 31, 2005 (1)
Increase in Net Assets from Operations:
Net investment income	$7,767	$3,455
Net realized gain (loss) on investments	1,950	(18)
Net change in unrealized appreciation (depreciation) on investments	(2,813)	564
Net Increase in Net Assets Resulting from Operations	6,904	4,001

Dividends to Shareholders:	(12,123)	(3,386)

Capital Share Transactions:
Net proceeds from shares sold	184,220	—
Less offering costs of public share offerings	(1,157)	71
Reinvestment of dividends	3,124	—
Net Increase in Net Assets Resulting from Capital Share Transactions	186,187	71

Total Increase in Net Assets:	180,968	686
Net assets at beginning of period	108,270	102,967
Net Assets at End of Period	$289,238	$103,653

Capital Share Activity:
Shares sold	11,716,650	—
Shares issued through reinvestment of dividends	188,865	—
Net increase in capital share activity	11,905,515	—
Shares outstanding at beginning of period	7,069,873	7,055,100

Shares Outstanding at End of Period	18,975,388	7,055,100

See notes to financial statements.

____________________

(1) Certain amounts have been reclassified to conform to the current period's presentation.

PROSPECT ENERGY CORPORATION
STATEMENTS OF CASH FLOWS
(in 000s, except share data)
(Unaudited)
Six Months Ended
December 31, 2006		December 31, 2005 (1)
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$6,904	$4,001
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized appreciation (depreciation) on investments	2,813	(564)
Net realized gain (loss) on investments	(1,950)	—
Accretion of original issue discount on investments	(935)	(377)
Change in operating assets and liabilities:
Purchases of investments	(87,145)	(1,095,785)
Sales of investments	20,366	1,081,725
Net investments in money market funds	(91,639)	4,210
Increase in interest receivable	(401)	(277)
Increase in dividends receivable	(148)	—
Increase in loan principal receivable	(69)	—
Decrease in receivable for securities sold	369	—
Increase in other receivable	(896)
Decrease in due from Gas Solutions Holdings, Inc.	—	201
Decrease (increase) in due from Prospect Administration	5	(20)
Decrease (increase) in due from Prospect Capital Management	28	(5)
Increase in prepaid expenses	(145)	(170)
Increase in deferred financing costs	(235)	—
Decrease in deferred offering costs	32	—
Increase in due to Prospect Administration	184
Increase in due to Prospect Capital Management	1,602	955
Decrease in accrued expenses	(1)	(226)
Increase in other current liabilities	284	60

Net Cash Used In Operating Activities	(150,977)	(6,272)

Cash Flows from Financing Activities:
Borrowings under credit facility	(28,500)	—
Net proceeds from issuance of common stock	184,220	—
Offering costs from issuance of common stock	(1,157)	71
Dividends declared and paid	(3,586)	(3,386)

Net Cash Provided By (Used In) Financing Activities	150,977	(3,315)

Net Increase (Decrease) in Cash	—	(9,587)
Cash, beginning of period	—	9,587

Cash, End of Period	$—	$—

Cash Paid For Interest	$486	$—

Non-Cash Financing Activity:
Shares issued in connection with dividend reinvestment plan	$3,124	$—
____________________
(1) Certain amounts have been reclassified to conform to the current period's presentation.

See notes to financial statements.

PROSPECT ENERGY CORPORATION
SCHEDULE OF INVESTMENTS
December 31, 2006
(in 000s except share amounts)
(Unaudited)

Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares	Cost	Fair Value (2)	% of Net Assets
Control Investments (25.00% or greater of voting control)

Advantage Oilfield Group Ltd.	Alberta, Canada/
	Construction
	Services
Common shares, Class A		33	$219	$217	0.1%
Senior secured note, 15.00%
due 5/30/2009 (3)		$17,825	17,286	17,311	6.0%

Total			17,505	17,528	6.1%

Gas Solutions Holdings, Inc. (4)	Texas/Gas
	Gathering and
	Processing
Common shares		100	4,882	19,300	6.7%
Subordinated secured note, 18.00%
due 12/22/2011		$18,400	18,400	18,400	6.3%

Total			23,282	37,700	13.0%

NRG Manufacturing, Inc. (4)	Texas/
	Manufacturing
Common shares		1,000	2,313	2,313	0.8%
Senior secured note, 16.50% (5)
due 8/31/2013		$10,080	10,080	10,080	3.5%

Total			12,393	12,393	4.3%

Whymore Coal Company, Inc. (6)	Kentucky/
	Mining and Coal
	Production
Equity ownership		Various	—	—	0.0%
Senior secured note, 16.19% (7)
due 12/31/2010		$9,757	9,784	6,819	2.3%

Total			9,784	6,819	2.3%

Worcester Energy Company, Inc. (8)	Maine/Biomass
	Power
Equity ownership		Various	—	1	0.0%
Senior secured note, 12.50%
due 12/31/2012		$23,927	23,692	23,692	8.2%

Total			23,692	23,693	8.2%

Total Control Investments			86,656	98,133	33.9%

See notes to financial statements.

PROSPECT ENERGY CORPORATION
SCHEDULE OF INVESTMENTS
December 31, 2006
(in 000s except share amounts)
(Unaudited)

Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares	Cost	Fair Value (2)	% of Net Assets
Affiliate Investments (5.00% to 24.99% of voting control)

Appalachian Energy Holdings LLC (9)	West Virginia/
	Construction
	Services
Series A preferred shares		200	$50	$50	0.0%
Warrants, expiring 2/14/2016		6,065	348	348	0.1%
Senior secured note, 14.00%, 3.00%
PIK due 1/31/2011		$5,015	4,768	4,768	1.7%

Total			5,166	5,166	1.8%

Genesis Coal Corp.	Kentucky/
	Mining and Coal
	Production
Common Stock		6	—	—	0.0%
Warrants, preferred shares, expiring
2/9/2016		1,000	33	1	0.0%
Senior secured note, 16.49% (10)
due 12/31/2010		$8,736	8,592	7,809	2.7%

Total			8,625	7,810	2.7%

Iron Horse Coiled Tubing, Inc.	Alberta, Canada/
	Production
	services
Common shares		93	268	268	0.1%
Senior secured note, 15.00%
due 4/19/2009		$9,250	8,863	8,863	3.0%

Total			9,131	9,131	3.1%

Total Affiliate Investments			22,922	22,107	7.6%

Non-Control/Non-Affiliate Investments (less than 5.00% of voting control)

Arctic Acquisition Corp. (11)	Texas/
	Production
	services
Warrants, common shares, expiring
7/19/2012		596,251	507	507	0.2%
Warrants, Series A redeemable
preferred shares, expiring 7/19/2012		1,054	507	507	0.2%

See notes to financial statements.

PROSPECT ENERGY CORPORATION
SCHEDULE OF INVESTMENTS
December 31, 2006
(in 000s except share amounts)
(Unaudited)

Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares	Cost	Fair Value (2)	% of Net Assets
Senior secured note, 13.00%
due 6/15/2009		$9,348	$8,515	$8,515	2.9%

Total			9,529	9,529	3.3%

Central Illinois Energy, LLC	Illinois/
	Biofuels/
	Ethanol
Senior secured note, 15.36% (12)
due 3/31/2014		$8,000	8,000	8,000	2.8%

Charlevoix Energy Trading, LLC (13)	Michigan/
	Natural Gas
	Marketing
Senior secured note, 12.50%
due 3/31/2011		$5,280	5,216	5,216	1.8%

Conquest Cherokee, LLC (14)	Tennessee/Oil
	and Gas
	Production
Senior secured note, 13.00% (11)
due 5/5/2009		$8,500	8,349	8,349	2.9%

Cypress Consulting Services, Inc. (13)	Texas/Seismic
	Services
Senior secured note, 13.00% (16), plus
2.0% PIK due 4/19/2009		$4,328	4,214	4,214	1.5%

Evolution Petroleum Corp. (17)	Texas/Oil and
	Gas Production
Common shares, unregistered		139,926	20	357	0.1%

Jettco Marine Services LLC (13)	Louisiana/
	Shipping
Subordinated secured note, 12.00% (18),
plus 4.0% PIK due 12/31/2011		$6,538	6,411	6,411	2.2%

Miller Petroleum, Inc.	Tennessee/Oil
	and Gas
	Production
Warrants, expiring 5/4/2010 to
12/31/2011		1,024,693	151	42	0.0%

Stryker Energy, LLC (19)	Ohio/Oil and
	Gas Production
Subordinated revolving credit facility,
12.33% (20) due 11/30/2011		$23,000	22,682	22,682	7.8%

See notes to financial statements.

PROSPECT ENERGY CORPORATION
SCHEDULE OF INVESTMENTS
December 31, 2006
(in 000s except share amounts)
(Unaudited)

Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares	Cost	Fair Value (2)	% of Net Assets
TLOGH, L.P. (19)	Texas/Oil and
	Gas Production
Senior secured note, 13.00%,
Due 10/23/2009		$15,500	$15,280	$15,280	5.3%

Unity Virginia Holdings, LLC	Virginia/ Mining
	and Coal
	Production
Subordinated secured note, 15.00%,
15.00% PIK due 1/31/2009		$3,580	3,825	500	0.2%

Total Non-Control/Non-Affiliate Investments			83,677	80,580	27.9%

Total Portfolio Investments			193,255	200,820	69.4%

Money Market Funds
Fidelity Institutional Money Market Funds -
Government Portfolio (Class I)		93,052,736	93,053	93,053	32.2%
First American Funds, Inc. - Prime
Obligations Fund (Class Y)		194,227	194	194	0.1%

Total Money Market Funds			93,247	93,247	32.3%

Total Investments			$286,502	$294,067	101.7%
____________________

(1)	The securities in which Prospect Energy has invested were acquired in transactions that were exempt from registration under the Securities Act of 1933, as amended, or the “Securities Act.” These securities may be resold only in transactions that are exempt from registration under the Securities Act.

(2)	Fair value is determined by or under the direction of the board of directors of Prospect Energy (Note 2).

(3)	Prospect Energy has the right to purchase 184 shares of Class A common shares at a purchase price of $1.00 per share in the event of a default under the credit agreement.

(4)	Gas Solutions Holdings, Inc. and NRG Manufacturing, Inc. are wholly-owned investments of Prospect Energy.

(5)	Interest rate is the greater of 16.5% or 12-Month LIBOR plus 11.0%; rate reflected is as of December 31, 2006.

(6)	There are several entities involved in the Whymore investment. The senior secured debt is with C&A Construction, Inc. (“C&A”), which owns the equipment. E&L Construction, Inc. (“E&L”) leases the equipment from C&A, employs the workers, is listed as the operator with the Commonwealth of Kentucky, mines the coal, receives revenues and pays all operating expenses. Whymore Coal Company, Inc. (“Whymore”) applies for and holds permits on behalf of E&L. Whymore and E&L are guarantors under the C&A credit agreement with Prospect Energy. Prospect Energy owns 10,000 shares of common stock of C&A (100% ownership), 10,000 shares of common stock of E&L (100% ownership), and 4,900 shares of common stock of Whymore (49% ownership). Prospect Energy owns 4,285 Series A convertible preferred shares in each of C&A, E&L and Whymore. Additionally, Prospect Energy retains an option to purchase the remaining 51% of Whymore. As of December 31, 2006, the Board of Directors of Prospect Energy assessed a fair value of $0 for all of these equity positions.

See notes to financial statements.

(7)	Interest rate is the greater of 15.0% or 5-Year US Treasury Note plus 11.5%; rate reflected is as of December 31, 2006.

(8)	There are several entities involved in the Worcester investment. Prospect Energy owns 100 shares of common stock in Worcester Energy Holdings, Inc. (“WEHI”) representing 100%. WEHI, in turn, owns 51 membership certificates in Biochips LLC, which represents 51% ownership. Prospect Energy also owns 282 shares of common stock in Worcester Energy Co., Inc. (“WECO”), which represents 51% ownership. Prospect Energy also owns 1,665 shares of common stock in Worcester Energy Partners, Inc. (“WEPI”), which represents 51% ownership. Prospect Energy also owns 1,000 of series A convertible preferred shares in WEPI. WECO, WEPI and Biochips LLC are joint borrowers on the term note issued by Prospect Energy. WEPI owns the equipment and operates the biomass generation facility. Biochips LLC currently has no material operations.

(9)	There are several entities involved in the Appalachian Energy Holdings (“Appalachian Energy”) investment. Prospect Energy owns 100 shares of Class A common stock of AEH Investment Corp. (“AEH”), 200 shares of Series A preferred stock of AEH and 6,065 warrants, expiring 2/14/2016 to purchase Class A common stock. The senior secured note is with C & S Operating LLC and East Cumberland L. L. C., both operating companies owned by Appalachian Energy Holdings LLC. AEH owns Appalachian Energy.

(10)	Interest rate is the greater of 15.0% or 6-Month LIBOR plus 11.0%; rate reflected is as of December 31, 2006.

(11)	The Portfolio Investment does business as Cougar Pressure Control.

(12)	Interest rate is LIBOR plus 10.0%; rate reflected is as of December 31, 2006.

(13)	Prospect Energy has a net profits interest in the Portfolio Investment.

(14)	Prospect Energy has an overriding royalty interest and net profits interest in the Portfolio Investment.

(15)	Interest rate is the greater of 13.0% or 12-Month LIBOR plus 7.5%; rate reflected is as of December 31, 2006.

(16)	Interest rate is the greater of 13.0% or 12-Month LIBOR plus 7.0%; rate reflected is as of December 31, 2006.

(17)	Formerly known as Natural Gas Systems, Inc.

(18)	Interest rate is the greater of 12.0% or 3-Month LIBOR plus 6.11%; rate reflected is as of December 31, 2006.

(19)	Prospect Energy has an overriding royalty interest in Portfolio Investment.

(20)	Interest rate is the greater of 12.0% or 12-Month LIBOR plus 7.0%; rate reflected is as of December 31, 2006.

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

See notes to financial statements.

PROSPECT ENERGY CORPORATION
SCHEDULE OF INVESTMENTS
June 30, 2006
(in 000s except share amounts)

Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares	Cost	Fair Value (2)	% of Net Assets

Iron Horse Coiled Tubing, Inc.	Alberta, Canada/
	Production
	services
Common shares		93	$268	$268	0.2%
Senior secured note, 15.00%
due 4/19/2009		$6,250	5,819	5,819	5.4%

Total			6,087	6,087	5.6%

Total Affiliate Investments			25,329	25,329	23.3%

Non-Control/Non-Affiliate Investments (less than 5.00% of voting control)

Arctic Acquisition Corp.	Texas/
	Production
	services
Warrants, common shares, expiring
7/19/2012		596,251	507	507	0.5%
Warrants, Series A redeemable
preferred shares, expiring 7/19/2012		1,054	507	507	0.5%
Senior secured note, 13.00%
due 6/15/2009		$9,099	8,082	8,082	7.5%

Total			9,096	9,096	8.5%

Central Illinois Energy, LLC	Illinois/
	Biofuels/
	Ethanol
Senior secured note, 15.50% (7)
due 3/31/2014		$8,000	8,000	8,000	7.4%

Charlevoix Energy Trading, LLC	Michigan/
	Natural Gas
	Marketing
Senior secured note, 12.50%
due 3/31/2011		$5,500	5,422	5,422	5.0%

Conquest Cherokee, LLC	Tennessee/Oil
	and Gas
	Production
Senior secured note, 13.24% (8)
due 5/5/2009		$3,500	3,434	3,434	3.2%

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

See notes to financial statements.

PROSPECT ENERGY CORPORATION
SCHEDULE OF INVESTMENTS
June 30, 2006
(in 000s except share amounts)

Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares	Cost	Fair Value (2)	% of Net Assets

Whymore Coal Company, Inc. (11)	Kentucky/
	Mining and Coal
	Production
Preferred shares, convertible, Series A		4,285	$—	$1	0.0%
Senior secured note, 16.59% (12)
due 12/31/2010		$7,425	7,314	6,354	5.9%

Total			7,314	6,355	5.9%

Total Non-Control/Non-Affiliate Investments			58,505	59,055	54.6%

Total Portfolio Investments			123,593	133,969	123.7%

Money Market Fund
First American Funds, Inc. - Prime
Obligations Fund (Class Y)		1,607,893	$1,608	$1,608	1.5%

Total Investments			$125,201	$135,577	125.2%
____________________

(1)	The securities in which Prospect Energy has invested were acquired in transactions that were exempt from registration under the Securities Act of 1933, as amended, or the “Securities Act.” These securities may be resold only in transactions that are exempt from registration under the Securities Act.

(2)	Fair value is determined by or under the direction of the board of directors of Prospect Energy (Note 2).

(3)	Gas Solutions Holdings Inc. is a wholly owned investment of Prospect Energy.

(4)	There are several entities involved in the Worcester investment. Prospect Energy owns 100 shares of common stock in Worcester Energy Holdings, Inc. (“WEHI”) representing 100%. WEHI, in turn, owns 51 membership certificates in Biochips LLC, which represents 51% ownership. Prospect Energy also owns 282 shares of common stock in Worcester Energy Co., Inc. (“WECO”), which represents 51% ownership. Prospect Energy also owns 1,665 shares of common stock in Worcester Energy Partners, Inc. (“WEPI”), which represents 51% ownership. Prospect Energy also owns 1,000 of series A convertible preferred shares in WEPI. WECO, WEPI and Biochips LLC are joint borrowers on the term note issued by Prospect Energy. WEPI owns the equipment and operates the biomass generation facility. Biochips LLC currently has no material operations.

(5)	Prospect Energy has the right to purchase 184 shares of Class A common shares at a purchase price of $1.00 per share in the event of a default under the credit agreement.

(6)	There are several entities involved in the Appalachian Energy Holdings (“Appalachian Energy”) investment. Prospect Energy owns 100 shares of Class A common stock of AEH Investment Corp. (“AEH”), 200 shares of Series A preferred stock of AEH and 6,065 warrants, expiring 2/14/2016 to purchase Class A common stock. The senior secured note is with C & S Operating LLC and East Cumberland L.L.C., both operating companies owned by Appalachian Energy Holdings LLC. AEH owns Appalachian Energy.

(7)	Interest rate is LIBOR plus 10.0%; rate reflected is as of June 30, 2006.

(8)	Interest rate is the greater of 13.0% or 12-Month LIBOR plus 7.5%; rate reflected is as of June 30, 2006.

(9)	Interest rate is the greater of 15.0% or 6-Month LIBOR plus 11.0%; rate reflected is as of June 30, 2006.

(10)	Prospect Energy owns 100 shares of common stock in PEH Stryker, Inc. (“PEH Stryker”), which represents 100%. PEH Stryker holds 350 non-voting Class A preferred units in Stryker Energy II, LLC (“Stryker II”), which represents a 35% interest. Stryker II is the borrower on the term note issued by Prospect Energy. Prospect Energy also holds one warrant expiring 4/18/2025 for anti-dilution purposes.

(11)	There are several entities involved in the Whymore investment. The senior secured debt is with C&A Construction, Inc. (“C&A”), which owns the equipment. E&L Construction, Inc. (“E&L”) leases the equipment from C&A, employs the workers, is listed as the operator with the Commonwealth of Kentucky, mines the coal, receives revenues and pays all opertaing expenses. Whymore Coal Company, Inc. (“Whymore”) applies for and holds permits on behalf of E&L. Whymore and E&L are guarantors under the C&A credit agreement with Prospect Energy. Prospect Energy owns 4,285 Series A convertible preferred shares in each of C&A, E&L and Whymore.

(12)	Interest rate is the greater of 15.0% or 5-Year US Treasury Note plus 11.5%; rate reflected is as of June 30, 2006.

See notes to financial statements.

PROSPECT ENERGY CORPORATION
NOTES TO FINANCIAL STATEMENTS
(in thousands except share and per share amounts)
(unaudited)

Note 1. Organization

Prospect Energy Corporation (“Prospect Energy” or the “Company”), a Maryland corporation, was organized on April 13, 2004 and is a closed-end investment company that has filed an election to be treated as a business development company under the Investment Company Act of 1940 (the “1940 Act”). On July 27, 2004, the Company completed its initial public offering (“IPO”) and sold 7,000,000 shares of common stock at a price of $15.00 per share, less underwriting discounts and commissions totaling $1.05 per share. Since the IPO, the Company has had an exercise of an over-allotment option with respect to the IPO on August 27, 2004, a public offering on August 10, 2006, and subsequent exercise of an over-allotment option on August 28, 2006. On December 13, 2006, the Company priced a public offering of 6,000,000 shares of common stock at $17.70 per share, raising $106,200 in gross proceeds as well as an additional 815,000 shares of common stock at $17.70 per share raising $14,426 in gross proceeds in the exercise of an over-allotment option on January 11, 2007. The Company expects to use the net proceeds of its recent equity offering to fund investments in portfolio companies and for general corporate purposes.

Prospect Energy focuses primarily on investments in energy companies and will invest, under normal circumstances, at least 80% of its net assets (including the amount of any borrowings for investment purposes) in these companies. Prospect Energy concentrates on making investments in energy companies having annual revenues of less than $250,000 and in transaction sizes of less than $30,000. In most cases, these companies are privately held or have thinly traded public equity securities. From time to time, the Company will not hold at least 80% of its net assets in energy companies, especially immediately following a public offering of shares of its common stock.

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

The statements include portfolio investments at fair value of $200,820 and $133,969 at December 31, 2006 and June 30, 2006, respectively. At December 31, 2006 and June 30, 2006, 69.4% and 123.7%, respectively, of the Company’s net assets represented portfolio investments whose fair values have been determined by the board of directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the board of directors’ determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

4) The Financial Accounting Standards Board (“FASB”) has recently issued a new pronouncement addressing fair value measurements, Statement of Financial Accounting Standards Number 157, “Fair Value Measurements” (“FAS 157”). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 does not become effective until November 2007 and is not expected to have a material effect on the financial statements.

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

f) Loans are placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, are likely to remain current. As of December 31, 2006, 0.2% of the Company’s net assets is in non-accrual status.

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

If the Company does not distribute (or is not deemed to have distributed) at least 98% of its annual taxable income in the year earned, the Company will generally be required to pay an excise tax equal to 4% of the amount by which 98% of the Company’s annual taxable income exceeds the distributions from such taxable income for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes, if any, on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income.

Dividends and Distributions:

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a dividend is approved by the board of directors each quarter and is generally based upon management’s estimate of our earnings for the quarter. Net realized capital gains, if any, are distributed at least annually.

Consolidation:

As an investment company, Prospect Energy only consolidates subsidiaries that are also investment companies. At December 31, 2006 Prospect Energy did not have any consolidated subsidiaries.

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

Guarantees and Indemnification Agreements:

The Company follows FASB Interpretation Number 45, “Guarantor’s” Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” (“FIN 45”). FIN 45 elaborates on the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, for those guarantees that are covered by FIN 45, a liability for the fair value of the obligation undertaken in issuing certain guarantees. FIN 45 did not have a material effect on the financial statements. Refer to Note 3 for further discussion of guarantees and indemnification agreements.

Per Share Information:

Basic earnings per common share is calculated using the weighted average number of common shares outstanding for the period presented.

Note 3. Portfolio Investments

At December 31, 2006, approximately 69.4% of our net assets or about $200,820 was invested in nineteen long-term portfolio investments and 32.3% of our net assets was invested in money market funds. The remainder (1.7%) of our net assets represented liabilities in excess of other assets. Prospect Energy is a non-diversified company within the meaning of the 1940 Act. We classify our investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual owns more than 25% or more of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through ownership of 5% or more of the outstanding voting securities of another person. The Company owns a controlling interest in Advantage Oilfield Group, Ltd. (“AOG”), Gas Solutions Holdings, Inc. (“GSHI”), NRG Manufacturing, Inc. (“NRG”), Worcester Energy Company, Inc. (“WECO”) and Whymore Coal Company (“Whymore”). The Company also owns an affiliated interest in Appalachian Energy Holdings, LLC (“AEH”), Genesis Coal Corp. (“Genesis”) and Iron Horse Coiled Tubing, Inc. (“Iron Horse”). The Company has no other controlled or affiliated investments.

GSHI has indemnified Prospect Energy against any legal action arising from its investment in Gas Solutions, LP. Prospect Energy has incurred approximately $1,738 in fees associated with a legal action through December 31, 2006, and GSHI has reimbursed Prospect Energy the entire amount. Of the $1.738 reimbursement, $19 and $139 is reflected as Dividend income, Controlled entities on the accompanying statement of operations for the three months ended December 31, 2006 and December 31, 2005, respectively, and $396 and $333 for the six months ended December 31, 2006 and December 31, 2005, respectively,

Debt placements and interests in non-voting equity securities with an original cost basis of approximately $62,574 and $87,147 were acquired during the three and six months ended December 31, 2006, respectively. Debt repayments and sales of equity securities with an original cost basis of approximately $17,689 and $18,417 were disposed during the three and six months ended December 31, 2006, respectively.

During the last few months, coal prices have softened in Central Appalachia due to mild weather and utility inventory builds, with marginal spot prices for coal falling at times below operating costs for many of the coal producers in that region, including Whymore, Genesis and Unity Virginia Holdings LLC. These recent developments have increased the risks associated with these investments and the risks of loss of capital, though cost cutting and revenue enhancing efforts have intensified, and recent colder weather and market production cuts may improve the pricing situation. We are looking at opportunities to take advantage of the current depressed pricing environment through acquisitions at favorable prices.

From time to time, the Company provides guarantees for portfolio companies for payments to counterparties, usually as an alternative to investing additional capital. Currently, guarantees are outstanding only for two portfolio companies categorized as Control Investments, which are not deemed by management to be material individually or in the aggregate.

Note 4. Organizational and Offering Expenses

A portion of the net proceeds of our initial public offering and the subsequent exercise of the over-allotment option was used for organizational and offering expenses of approximately $125 and $1,386, respectively. Organizational expenses were expensed as incurred. Offering expenses were charged against paid-in capital in excess of par. All organizational and offering expenses were borne by Prospect Energy.

A portion of the net proceeds of our August secondary offering and the subsequent exercise of the over-allotment option was used for offering expenses of approximately $594. A portion of the net proceeds of our December secondary offering and the subsequent exercise of the over-allotment option in January 2007 was used for offering expenses of approximately $563. Offering expenses were charged against paid-in capital in excess of par. All offering expenses were borne by Prospect Energy.

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

Prospect Management’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. For providing these services the Investment Adviser receives a fee from Prospect Energy, consisting of two components--a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.00% on Prospect Energy’s gross assets (including amounts borrowed). For services rendered under the Investment Advisory Agreement during the period commencing from the closing of Prospect Energy’s initial public offering through and including the first six months of operations, the base management fee was payable monthly in arrears. For services currently rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of Prospect Energy’s gross assets at the end of the two most recently completed calendar quarters (the closing of Prospect Energy’s initial public offering was treated as a quarter end for these purposes) and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial month or quarter are appropriately pro rated. The total base management fees earned by and paid to Prospect Management during the three months ended December 31, 2006 and December 31, 2005 were $1,568 and $524, respectively, and during the six months ended December 31, 2006 and December 31, 2005 were $2,184 and $1,034, respectively.

The incentive fee has two parts. The first part, the income incentive fee, is calculated and payable quarterly in arrears based on Prospect Energy’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees and other fees that Prospect Energy receives from portfolio companies) accrued during the calendar quarter, minus Prospect Energy’s operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement described below, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment in kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of Prospect Energy’s net assets at the end of the immediately preceding calendar quarter, is compared to a “hurdle rate” of 1.75% per quarter (7.00% annualized). Previously, our Investment Adviser had voluntarily agreed that for each fiscal quarter from January 1, 2005 to March 31, 2007, the quarterly hurdle rate will be equal to the greater of (a) 1.75% and (b) a percentage equal to the sum of 25.0% of the daily average of the “quoted treasury rate” for each month in the immediately preceding two quarters plus 0.50%. “Quoted treasury rate” means the yield to maturity (calculated on a semi-annual bond equivalent basis) at the time of computation for Five Year U.S. Treasury notes with a constant maturity (as compiled and published in the most recent Federal Reserve Statistical Release H). These calculations will be appropriately pro rated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter. The voluntary agreement by the Investment Adviser that the hurdle rate be fluctuating for each fiscal quarter after January 1, 2005 (as discussed above) has been terminated by the Investment Adviser for the June 30, 2007, quarter and beyond.

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

$1,123 and $508 income incentive fees were earned for the three months ended December 31, 2006 and December 31, 2005, respectively, and $1,941 and $508 income incentive fees were earned for the six months ended December 31, 2006 and December 31, 2005, respectively. No capital gains incentive fees were earned were earned for the three or six months ended December 31, 2006 and December 31, 2005.

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

Prospect Administration, pursuant to the approval of our board of directors, has engaged Vastardis Fund Services LLC (“Vastardis”) to serve as the sub-administrator of Prospect Energy to perform certain services required of Prospect Administration. This engagement began in May 2005 and ran on a month-to-month basis at the rate of $25 annually, payable monthly. Under the sub-administration agreement, Vastardis provides Prospect Energy with office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities. Vastardis also conducts relations with custodians, depositories, transfer agents, dividend disbursing agents, other stockholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable. Vastardis provides reports to the Administrator and the Directors of its performance of obligations and furnishes advice and recommendations with respect to such other aspects of the business and affairs of Prospect Energy as it shall determine to be desirable. Under the revised and renewed sub-administration agreement, Vastardis also provides the service of William E. Vastardis as the Chief Financial Officer (“CFO”) of the Fund. This service was formerly provided at the rate of $225 annually, payable monthly. In May 2006, the engagement was revised and renewed as an asset-based fee with a $400 annual minimum, payable monthly. Vastardis does not provide any advice or recommendation relating to the securities and other assets that Prospect Energy should purchase, retain or sell or any other investment advisory services to Prospect Energy. Vastardis is responsible for the financial and other records that either Prospect Energy (or the Administrator on behalf of Prospect Energy) is required to maintain and prepares reports to stockholders, and reports and other materials filed with the Securities and Exchange Commission. In addition, Vastardis assists Prospect Energy in determining and publishing Prospect Energy’s net asset value, overseeing the preparation and filing of Prospect Energy’s tax returns, and the printing and dissemination of reports to stockholders of Prospect Energy, and generally overseeing the payment of Prospect Energy’s expenses and the performance of administrative and professional services rendered to Prospect Energy by others.

Under the sub-administration agreement, Vastardis and its officers, partners, agents, employees, controlling persons, members, and any other person or entity affiliated with Vastardis, are not liable to the Administrator or Prospect Energy for any action taken or omitted to be taken by Vastardis in connection with the performance of any of its duties or obligations or otherwise as sub-administrator for the Administrator on behalf of Prospect Energy. The agreement also provides that, absent willful misfeasance, bad faith or negligence in the performance of Vastardis’ duties or by reason of the reckless disregard of Vastardis’ duties and obligations, Vastardis and its officers, partners, agents, employees, controlling persons, members, and any other person or entity affiliated with Vastardis are entitled to indemnification from the Administrator and Prospect Energy. All damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of the Administrator or Prospect Energy or the security holders of Prospect Energy) arising out of or otherwise based upon the performance of any of Vastardis’ duties or obligations under the agreement or otherwise as sub-administrator for the Administrator on behalf of Prospect Energy.

Managerial Assistance

As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We have received $147 and $199 in managerial assistance for the three and six month periods ended December 31, 2006, respectively. These fees are paid to the Administrator.

Note 6. Financial Highlights

	Three Months Ended Dec. 31, 2006 (Unaudited)	Three Months Ended Dec. 31, 2005 (Unaudited)	Six Months Ended Dec. 31, 2006 (Unaudited)	Six Months Ended Dec. 31, 2005 (Unaudited)

Per Share Data (1):
Net asset value at beginning of period	$14.86	$14.60	$15.31	$14.59
Costs related to the initial public offering	—	0.01	—	0.01
Costs related to the secondary public offering	(0.04)	—	(0.10)	—
Net investment income	0.33	0.29	0.66	0.49
Realized gain	—	—	0.17	—
Net unrealized appreciation (depreciation)	(0.11)	0.07	(0.24)	0.08
Net increase in net assets as a result of secondary public offering	0.59	—	0.21	—
Dividends declared and paid	(0.39)	(0.28)	(0.77)	(0.48)
Net asset value at end of period	$15.24	$14.69	$15.24	$14.69

Per share market value at end of period	$17.13	$15.07	$17.13	$15.07
Total return based on market value (2)	12.71%	14.98%	5.58%	23.65%
Total return based on net asset value (2)	4.86%	2.53%	4.24%	4.01%
Shares outstanding at end of period	18,975,388	7,055,100	7,055,100	7,055,100
Average weighted shares outstanding for period	13,588,256	7,055,100	7,055,100	7,055,100

Ratio / Supplemental Data:
Net assets at end of period (in thousands)	$289,238	$103,653	$289,238	$103,653
Annualized ratio of operating expenses to average net assets	7.25%	6.95%	7.15%	6.95%
Annualized ratio of net operating income to average net assets	8.83%	7.87%	9.44%	7.87%
____________________

(1)	Financial highlights are based on weighted average shares.

(2)	Total return based on market value is based on the change in market price per share between the opening and ending market prices per share in each period and assumes that dividends are reinvested in accordance with Prospect Energy’s dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in each period and assumes that dividends are reinvested in accordance with Prospect Energy’s dividend reinvestment plan. The total returns are not annualized.

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

On December 6, 2004, DGP served Prospect Energy with a complaint filed November 30, 2004 in the U.S. District for the Southern District of Texas, Galveston Division. DGP alleges that DGP was defrauded and that Prospect Energy breached its fiduciary duty to DGP and tortiously interfered with DGP’s contract to purchase Gas Solutions, Ltd. (a subsidiary of our portfolio company, GSHI) in connection with Prospect Energy’s alleged agreement in September 2004 to loan DGP funds with which DGP intended to buy Gas Solutions, Ltd. for approximately $26,000. The complaint seeks relief not limited to $100,000. We believe that the DGP complaint is frivolous and without merit, and intend to defend the matter vigorously. On November 30, 2005, U.S. Magistrate Judge John R. Froeschner of the U.S. District Court for the Southern District of Texas, Galveston Division, issued a recommendation that the court grant Prospect Energy’s Motion for Summary Judgment dismissing all claims by DGP. On February 21, 2006, U.S. District Judge Samuel Kent of the U.S. District Court for the Southern District of Texas, Galveston Division issued an order granting Prospect Energy’s Motion for Summary Judgment dismissing all claims by Dallas Gas Partners, L.P., against Prospect Energy Corporation. DGP has appealed this decision.

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

From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of these matters as they arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources.

Note 8. Revolving Credit Agreement

On February 21, 2006, Prospect Energy entered into a $20,000 senior secured revolving credit facility (the “Previous Credit Facility”) with Bank of Montreal as administrative agent and Harris Nesbitt Corp. as sole lead arranger and sole book runner. The Previous Credit Facility supplemented the Company’s equity capital and provided funding for additional portfolio investments. All amounts borrowed under the Previous Credit Facility would have matured, and all accrued and unpaid interest thereunder would have been due and payable within six months of the date of the borrowing. The Previous Credit Facility had a termination date of August 21, 2006. On May 11, 2006, the Previous Credit Facility was increased to $30,000.

On July 26, 2006, we closed a $50,000 revolving credit facility (the “Facility”) with HSH Nordbank AG as administrative agent and sole lead arranger, replacing the $30,000 Previous Credit Facility. This Facility was used, together with our equity capital, to make additional long-term investments. Interest on borrowings under the Facility is charged, at our option, at either (i) LIBOR plus the applicable spread, ranging from 200 to 250 basis points (the refinanced facility being at 250 basis points over LIBOR), or (ii) the greater of the lender prime rate or the federal funds effective rate plus 50 to 100 basis points. The applicable spread decreases as our equity base increases.

As of December 31, 2006, we had no amounts drawn down on the Facility.

Note 9. Subsequent Event

On January 11, 2007, the underwriters exercised their over-allotment option related to the public offering on December 13, 2006 to purchase 815,000 shares at $17.70 per share, raising an additional $14,426 in gross proceeds. The Company expects to use the net proceeds of its recent equity offering to fund investments in portfolio companies and for general corporate purposes.

Note 10. Selected Quarterly Financial Data (unaudited) (in thousands except per share amounts)

	Investment Income		Net Investment Income (Loss)		Net Realized and Unrealized Gains (Losses)		Net Increase (Decrease) in Net Assets from Operations

Quarter Ended	Total	Per Share*	Total	Per Share*	Total	Per Share*	Total	Per Share*
September 30, 2004	$266	$0.05	$(434)	$ (0.09)	$—	$—	$(434)	$(0.06)
December 31, 2004	2,946	0.42	1,228	0.17	(2)	—	1,226	0.17
March 31, 2005	2,202	0.31	444	0.06	414	0.06	858	0.12
June 30, 2005	2,679	0.38	1,173	0.17	5,928	0.84	7,101	1.01

September 30, 2005	3,109	0.44	1,415	0.20	58	0.01	1,473	0.21
December 31, 2005	3,935	0.56	2,040	0.29	488	0.07	2,528	0.36
March 31, 2006	4,026	0.57	2,126	0.30	829	0.12	2,955	0.42
June 30, 2006	5,799	0.82	2,977	0.42	2,963	0.42	5,940	0.84

September 30, 2006	6,432	0.65	3,274	0.33	690	0.07	3,964	0.40
December 31, 2006	8,171	0.60	4,493	0.33	(1,553)	(0.11)	2,940	0.22
____________________

*	Per share amounts are calculated using weighted average shares during period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Prospect Energy Corporation to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, expenses, earnings or losses from operations or investments, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include risks that are described in “Business—Factors That May Affect Future Results” and elsewhere in our most recently filed annual report and that are otherwise described from time to time in our Securities and Exchange Commission, or the “SEC,” reports filed after this report.

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

We use words such as “anticipates,” “believes,” “expects,” “future,” “intends” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in the annual report on Form 10-K and elsewhere in this quarterly report. We caution you that forward-looking statements of this type are subject to uncertainties and risks, many of which cannot be predicted or quantified.

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

In determining the fair value of our portfolio investments at December 31, 2006, the Audit Committee considered valuations from the independent valuation firm and from management having an aggregate range of $193,300 to $203,800.

As of December 31, 2006, we continue to pursue our investment strategy and 69.4% of our net assets are invested in energy companies.

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

Our portfolio had an annualized current yield of 17.1% and 18.3% across all our long-term debt and certain equity investments as of December 31, 2006 and December 31, 2005, respectively. This yield includes interest from all of our long-term investments as well as dividends from GSHI in both years and Unity Virginia (“Unity”) in 2005. We expect the current yield to decline over time as we increase the size of the portfolio. Monetization of other equity positions that we hold is not included in this yield calculation. In each of our portfolio companies, we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute significantly to our investment returns. Many of these equity positions include features such as contractual minimum internal rate of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections. Set forth below are several views of our investment portfolio, classified by type of investment, geographic diversification and energy sector diversification at December 31, 2006 and December 31, 2005, respectively:

Type of Investment	12/31/06 Fair Value (000s)	% of Portfolio	12/31/05 Fair Value (000s)	% of Portfolio
Cash and Cash Equivalents	$93,247	31.7%	$26,831	25.6%
Senior Secured Debt	128,916	43.9%	41,296	39.5%
Subordinated Secured Debt	47,993	16.3%	21,387	20.4%
Common Stock	22,456	7.6%	11,700	11.2%
Preferred Stock	50	0.0%	2,109	2.0%
Warrants	1,405	0.5%	1,334	1.3%

Total Portfolio	$294,067	100.0%	$104,657	100.0%

Geographic Exposure	12/31/06 Fair Value (000s)	% of Portfolio	12/31/05 Fair Value (000s)	% of Portfolio
Midwest U.S.	$35,898	12.2%	$14,624	14.0%
Northeast U.S.	23,693	8.1%	10,509	10.0%
Southeast U.S.	35,097	11.9%	9,611	9.2%
Southwest U.S.	79,473	27.0%	43,082	41.2%
Canada	26,659	9.1%	—	—
Cash and Cash Equivalents	93,247	31.7%	26,831	25.6%

Total Portfolio	$294,067	100.0%	$104,657	100.0%

Energy Sector	12/31/06 Fair Value (000s)	% of Portfolio	12/31/05 Fair Value (000s)	% of Portfolio
Biofuels/Ethanol	$8,000	2.7%	$—	—
Biomass Power	23,693	8.1%	10,509	10.1%
Construction Services	22,694	7.7%	—	—
Gas Gathering and Processing	37,700	12.8%	30,100	28.8%
Manufacturing	12,393	4.2%	—	—
Mining and Coal Production	15,129	5.2%	9,421	9.0%
Natural Gas Marketing	5,216	1.8%	—	—
Oil and Gas Production	46,710	15.9%	18,673	17.8%
Production Services	18,660	6.3%	—	—
Seismic Services	4,214	1.4%	9,123	8.7%
Shipping	6,411	2.2%	—	—
Cash and Cash Equivalents	93,247	31.7%	26,831	25.6%

Total Portfolio	$294,067	100.0%	$104,657	100.0%

Results of Operations

Investment Activity

We completed our eleventh quarter, which was our tenth full quarter since completion of our initial public offering on July 30, 2004, with approximately 69.4% of our net assets or about $200,820 invested in nineteen long-term portfolio investments and 32.3% of our net assets invested in money market funds. The remainder (1.7%) of our net assets represents liabilities in excess of other assets.

Long-Term Portfolio Investments

During the quarter ended December 31, 2006, we completed two new investments in Jettco Marine Services LLC (“Jettco”) and TLOGH, L.P. (“TLOGH”) and follow on investments in existing portfolio companies, totaling approximately $62,573.

On October 31, 2006, the Company made a $15,500 senior secured investment in TLOGH, a Dallas, Texas based gas development company.

On November 9, 2006, the Company made a $6,500 senior secured investment in Jettco, a Morgan City, Louisiana based offshore supply vessel company.

On December 4, 2006, the Company invested an additional $6,200 for drilling purposes into Stryker Energy LLC (“Stryker”), the Appalachian gas production company that is the successor to Stryker Energy II, LLC (“Stryker II”), replacing Stryker II as the borrowing entity. The Company’s prior loan of $15,330 into Stryker II is now in a senior subordinated loan against the expanded collateral and cash flow pool of Stryker, and the Company’s equity interest in Stryker II has been converted into a more tax-efficient, yield-enhancing overriding royalty interest in Stryker. The full refinanced loan of $22,683 into Stryker is included in the new investments total, while the refinanced $16,800 with Stryker II is included in the debt repayments and sales of equity securities total.

During the three months ended December 31, 2006, the Company provided additional funding to AOG, AEH, Arctic Acquisition Corp., Conquest Cherokee, LLC, Genesis, NRG, Whymore and WECO.

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

As of December 31, 2006, we held a controlling interest in AOG, GSHI, NRG, WECO and Whymore. As of December 31, 2006, we held an affiliated interest in AEH, Genesis and Iron Horse.

Level of Control	12/31/06 Fair Value (000s)	% of Portfolio	12/31/05 Fair Value (000s)	% of Portfolio
Control	$98,133	33.4%	$30,100	28.8%
Affiliate	22,107	7.5%	—	—
Non-Control/Non-Affiliate	80,580	27.4%	47,726	45.6%
Cash and Cash Equivalents	93,247	31.7%	26,831	25.6%

Total Portfolio	$294,067	100.0%	$104,657	100.00%

Our Investment Adviser continues to conduct due diligence and finalize terms regarding future transactions. However, we can offer no assurance as to when or if any of these transactions will close.

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

Investment income, which consists of interest income, dividend income and amortized loan origination fees, was $8,171 and $3,935 for the three months ended December 31, 2006 and December 31, 2005, respectively, and $14,603 and $7,044 for the six months ended December 31, 2006 and December 31, 2005, respectively.

Operating Expenses

Our primary operating expenses consist of investment advisory fees (base and incentive fees), credit facility costs, legal and professional fees and other operating and overhead-related expenses. These expenses include our allocable portion of overhead under the Administration Agreement with Prospect Administration under which Prospect Administration provides administrative services and facilities for Prospect Energy. Our investment advisory fees compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions in accordance with our Administration Agreement with Prospect Administration.

Operating expenses were $3,678 and $1,895 for the three months ended December 31, 2006 and December 31, 2005, respectively, and $6,836 and $3,589 for the six months ended December 31, 2006 and December 31, 2005, respectively. These expenses consisted of investment advisory and administrative services fees, credit facility costs, professional fees, insurance expenses, directors’ fees and other general and administrative expenses. The base investment advisory fees were $1,568 and $524 for the three months ended December 31, 2006 and December 31, 2005, respectively, and $2,184 and $1,034 for the six months ended December 31, 2006 and December 31, 2005, respectively. $1,123 and $508 income incentive fees were earned for the three months ended December 31, 2006 and December 31, 2005, respectively, and $1,941 and $508 income incentive fees were earned for the six months ended December 31, 2006 and December 31, 2005, respectively. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.

During the three months ended December 31, 2006, the Company incurred $370 of expenses related to the credit facility, comprised of $46 in interest expense, $253 in amortization of deferred financing costs, and $71 in commitment fees on the unused portion of the credit facility.

Net Investment Income, Net Realized Gains, Net Unrealized Appreciation and Net Increase in Net Assets Resulting from Operations

Prospect Energy’s net investment income was $4,493 and $2,040 for the three months ended December 31, 2006 and December 31, 2005, respectively, and $7,767 and $3,455 for the six months ended December 31, 2006 and December 31, 2005, respectively. Net investment income represents the difference between investment income and operating expenses and is directly impacted by the items described above. Net realized gains (losses) were ($1) and $0 for the three months ended December 31, 2006 and December 31, 2005, respectively, and $1,950 and ($18) for the six months ended December 31, 2006 and December 31, 2005, respectively. Net unrealized appreciation (depreciation) was ($1,552) and $488 for the three months ended December 31, 2006 and December 31, 2005, respectively, and ($2,813) and $564 for the six months ended December 31, 2006 and December 31, 2005, respectively. Net increase in net assets resulting from operations represents the sum of the returns generated from net investment income, realized gains (losses) and the change in unrealized appreciation (depreciation).

Financial Condition, Liquidity and Capital Resources

We generated $82,526 in cash from the net proceeds of our August secondary offering and after accounting for offering costs. We generated $100,537 in cash from the net proceeds of our December secondary offering and after accounting for offering costs. We used cash flows in operating activities totaling ($100,537) for the three months ended December 31, 2006 compared to ($4,861) for the three months ended December 31, 2005. We declared dividends totaling $7,264 for the three months ended December 31, 2006 (but paid the cash portion in January 2007) compared to $1,975 for the three months ended December 31, 2005. In the future, we may continue to fund a portion of our investments through borrowings from banks, issuances of senior securities or secondary offerings. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our objective is to put in place such borrowings in order to expand our portfolio. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

At December 31, 2006, we held no cash in the segregated account maintained in conjunction with a limited indemnity issued to Citibank Texas, N.A. (formerly First American Bank, SSB). The limited indemnity with Citibank required us to indemnify Citibank for up to $12,000 for any losses it realizes on its term loan to GSHI resulting only from potential legal claims that might or could be asserted by certain third parties. This limited indemnity was backed by the funds in the segregated account. During the three months ended December 31, 2005, $9,587 of previously segregated funds were released to the Company. These reductions reflected a waiver of the segregated funds requirement due to the developments related to legal claims and prior payments by GSHI to Citibank Texas, N.A.

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

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On December 6, 2004, DGP served Prospect Energy with a complaint filed November 30, 2004 in the U.S. District for the Southern District of Texas, Galveston Division. DGP alleges that DGP was defrauded and that Prospect Energy breached its fiduciary duty to DGP and tortiously interfered with DGP’s contract to purchase Gas Solutions, Ltd. (a subsidiary of our portfolio company, GSHI) in connection with Prospect Energy’s alleged agreement in September 2004 to loan DGP funds with which DGP intended to buy Gas Solutions, Ltd. for approximately $26,000. The complaint seeks relief not limited to $100,000. We believe that the DGP complaint is frivolous and without merit, and intend to defend the matter vigorously. On November 30, 2005, U.S. Magistrate Judge John R. Froeschner of the U.S. District Court for the Southern District of Texas, Galveston Division, issued a recommendation that the court grant Prospect Energy’s Motion for Summary Judgment dismissing all claims by DGP. On February 21, 2006, U.S. District Judge Samuel Kent of the U.S. District Court for the Southern District of Texas, Galveston Division issued an order granting Prospect Energy’s Motion for Summary Judgment dismissing all claims by Dallas Gas Partners, L.P., against Prospect Energy Corporation. DGP has appealed this decision.

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

From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of these matters as they arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in our most recent 10-K filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2006, we issued a total of 108,047 shares of common stock under our dividend reinvestment plan. The aggregate value for the shares of common stock issued under the dividend reinvestment plan was approximately $1,851.

The following table reflects the history of shares issued under the dividend reinvestment plan:

Date	Shares Issued	Aggregate Offering Price	% of Dividend
March 31, 2006	6,841	$110	5.2%
June 30, 2006	7,932	130	5.4%
September 29, 2006	80,818	1,273	26.2%
December 29, 2006	108,047	1,851	25.5%

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

As previously announced, the 2006 Annual Meeting of Stockholders of the Company (“Meeting”) was convened at the offices of the Company on Wednesday, November 29, 2006, at 10:30 a.m. No business was conducted and the Meeting was adjourned until December 13, 2006 at 1:00 p.m. in order to provide additional time to solicit proxies. The Company continued to solicit proxies leading up to the reconvening of the Meeting. The Meeting was reconvened on December 13, 2006 at 1:00 p.m. at the offices of Company. No business was conducted and the Meeting was adjourned until January 17, 2006 at 1:00 p.m. in order to provide additional time to solicit proxies. The Meeting was reconvened on Wednesday, January 17, 2007 at 1:00 p.m. at the offices of Company. No business was conducted and the Meeting was adjourned until January 19, 2007 at 4:00 p.m. in order to provide additional time to solicit proxies. The Meeting was reconvened on Friday, January 19, 2007 at 4:00 p.m. at the offices of the Company and it was determined that a quorum was established and that all three proposals before the Company’s stockholders were approved as follows:

To elect one Class I director of the Company, to serve for a term of two years, or until a successor is duly elected and qualified, and to elect two Class II directors of the Company, who will each serve for a term of three years, or until their successors are duly elected and qualified; and

		Votes	% of Shares
			Voted
Class I Director
F. Lee Liebolt, Jr.	Affirmative	8,067,554.62	92.27%
	Withheld	675,530.98	7.73%

Class II Directors
M. Grier Eliasek	Affirmative	7,896,125.58	90.31%
	Withheld	846,960.02	9.69%

William J. Gremp	Affirmative	8,103,470.55	92.68%
	Withheld	639,615.05	7.32%

To ratify the selection of BDO Seidman, LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2007; and

		Votes	% of Shares
			Voted
	For	8,418,221.19	96.31%
	Against	198,614.36	2.27%
	Abstain	126,250.05	1.44%

To approve a proposal to authorize flexibility for the Company, pursuant to approval of its Board of Directors, to sell shares of its common stock during the next year at a price below the Company’s then current net asset value per share.

	Votes	% of Shares
		Voted
(Without affiliated votes)
For	5,870983.67	67.15%
Against	1,843,329.20	21.08%
Abstain	223,496.70	2.56%
Broker non-vote	805,276.03	9.21%

(With affiliated votes)
For	6,029,560.54	67.73%
Against	1,843,329.20	20.71%
Abstain	223,496.70	2.51%
Broker non-votes	805,276.03	9.05%

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 9, 2007.

PROSPECT ENERGY CORPORATION

By:	/s/ John F. Barry III
John F. Barry III
Chief Executive Officer and Chairman of the Board