Form 10-Q
period 2007-03-31
PROSPECT ENERGY CORP
filed 2007-05-10
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-114552

PROSPECT CAPITAL CORPORATION
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

     The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of May 10, 2007 was 19,879,231.

PART I: FINANCIAL INFORMATION

In this Quarterly Report, the terms “we,” “us,” “our,” “Company” and “Prospect Capital” refer to Prospect Capital Corporation; “Prospect Management” or the “Investment Adviser” refers to Prospect Capital Management, LLC; “Prospect Administration” or the “Administrator” refers to Prospect Administration, LLC.

 Item 1. FINANCIAL STATEMENTS

PROSPECT CAPITAL CORPORATION
STATEMENTS OF NET ASSETS
(in 000s, except shares and per share data)

	March 31, 2007 (Unaudited)	June 30, 2006 (1)
Assets
Investments at fair value (cost of $205,728 and $123,593, respectively, Note 3):
Control investments (cost of $101,094 and $39,759, respectively)	$110,268	$49,585
Affiliate investments (cost of $14,751 and $25,329, respectively)	14,751	25,329
Non-control/Non-affiliate investments (cost of $89,883 and $58,505, respectively)	86,234	59,055
Total investments at fair value	211,253	133,969

Investments in money market funds	99,584	1,608
Receivables for:
Interest	1,968	1,639
Dividends	448	13
Loan principal	504	385
Securities sold	—	369
Other	254	—
Due from Prospect Administration (Note 5)	—	5
Due from Prospect Capital Management (Note 5)	—	28
Prepaid expenses	163	77
Deferred financing costs	387	355
Deferred offering costs	—	32
Total Assets	314,561	138,480

Liabilities
Credit facility payable	—	28,500
Payable for investments	1,666	—
Bank overdraft	5,964	—
Due to Prospect Administration (Note 5)	286	—
Due to Prospect Capital Management (Note 5)	3,468	745
Accrued expenses	846	843
Other current liabilities	564	122
Total Liabilities	12,794	30,210

Net Assets	$301,767	$108,270

Components of Net Assets
Common stock, par value $0.001 per share (100,000,000 and 100,000,000 common shares authorized, respectively; 19,879,231 and 7,069,873 issued and
outstanding, respectively)	$20	$7
Paid-in capital in excess of par	298,659	97,266
Undistributed (distributions in excess of) net investment income	(4,688)	319
Accumulated realized gains on investments	2,251	301
Unrealized appreciation on investments	5,525	10,377
Net Assets	$301,767	$108,270

Net Asset Value Per Share	$15.18	$15.31
____________________
(1) Certain amounts have been reclassified to conform to the current period's presentation.

See notes to financial statements.

PROSPECT CAPITAL CORPORATION
STATEMENTS OF OPERATIONS
(in 000s, except shares and per share data)
(Unaudited)
	Three Months Ended
	March 31, 2007	March 31, 2006 (1)
Investment Income
Interest income:
Control investments (Net of foreign withholding tax of $67 and $ -, respectively)	$3,845	$1,319
Affiliate investments (Net of foreign withholding tax of $35 and $ -, respectively)	800	70
Non-control/Non-affiliate investments	3,025	1,586
Cash equivalents	—	111
Total interest income	7,670	3,086

Dividend income:
Control investments	850	850
Non-control/Non-affiliate investments	—	10
Money market funds	1,245	80
Total dividend income	2,095	940

Other income (2):
Control investments	8	—
Non-control/Non-affiliate investments	2,296	—
Total Other income	2,304	—
Total Investment Income	12,069	4,026

Operating Expenses
Investment advisory fees:
Base management fee (Note 5)	1,531	521
Income incentive fee (Note 5)	1,754	533
Total investment advisory fees	3,285	1,054

Interest expense and credit facility costs	353	12
Chief Compliance Officer and Sub-administration fees	164	81
Legal fees	593	390
Valuation services	92	45
Other professional fees	47	85
Insurance expense	72	85
Directors' fees	55	55
Other general and administrative expenses	393	93
Total Operating Expenses	5,054	1,900

Net Investment Income	7,015	2,126

Net realized gain (loss) on investments	(1)	1
Net change in unrealized appreciation (depreciation) on investments	(2,038)	828
Net Increase in Net Assets Resulting from Operations	$4,976	$2,955

Net increase in net assets resulting from operations per share:	$0.25	$.42
Weighted average shares of common stock outstanding:	19,697,473	7,055,176
____________________
(1) Certain amounts have been reclassified to conform to the current period's presentation.

(2) Includes Net Profits Interests, Prepayment Penalties, Deal Deposit Income and Overriding Royalty Interests.

See notes to financial statements.

PROSPECT CAPITAL CORPORATION
STATEMENTS OF OPERATIONS
(in 000s, except shares and per share data)
(Unaudited)
	Nine Months Ended
	March 31, 2007	March 31, 2006 (1)
Investment Income
Interest income:
Control investments (Net of foreign withholding tax of $112 and $ -, respectively)	$9,455	$3,334
Affiliate investments (Net of foreign withholding tax of $202 and $ -, respectively)	2,837	70
Non-control/Non-affiliate investments	7,656	4,541
Cash equivalents	—	427
Total interest income	19,948	8,372

Dividend income:
Control investments	2,550	2,249
Non-control/Non-affiliate investments	—	300
Money market funds	1,839	150
Total dividend income	4,389	2,699

Other income (2):
Control investments	8	—
Affiliate investments	3	—
Non-control/Non-affiliate investments	2,324	—
Total Other income	2,335	—
Total Investment Income	26,672	11,071

Operating Expenses
Investment advisory fees:
Base management fee (Note 5)	3,715	1,554
Income incentive fee (Note 5)	3,695	1,041
Total investment advisory fees	7,410	2,595

Interest expense and credit facility costs	1,385	12
Chief Compliance Officer and Sub-administration fees	402	244
Legal fees	970	1,501
Valuation services	285	132
Sarbanes-Oxley compliance expenses	46	—
Other professional fees	386	313
Insurance expense	219	269
Directors' fees	175	165
Other general and administrative expenses	612	258
Total Operating Expenses	11,890	5,489

Net Investment Income	14,782	5,582

Net realized gain (loss) on investments	1,949	(18)
Net change in unrealized appreciation (depreciation) on investments	(4,851)	1,392
Net Increase in Net Assets Resulting from Operations	$11,880	$6,956

Net increase in net assets resulting from operations per share:	$0.83	$0.99
Weighted average shares of common stock outstanding:	14,341,811	7,055,125
____________________
(1) Certain amounts have been reclassified to conform to the current period's presentation.

(2) Includes Net Profits Interests, Prepayment Penalties, Deal Deposit Income and Overriding Royalty Interests.

See notes to financial statements.

PROSPECT CAPITAL CORPORATION
STATEMENTS OF CHANGES IN NET ASSETS
(in 000s, except share data)
(Unaudited)
	Nine Months Ended
	March 31, 2007	March 31, 2006 (1)
Increase in Net Assets from Operations:
Net investment income	$14,782	$5,582
Net realized gain (loss) on investments	1,949	(18)
Net change in unrealized appreciation (depreciation) on investments	(4,851)	1,392
Net Increase in Net Assets Resulting from Operations	11,880	6,956

Dividends to Shareholders:	(19,790)	(5,502)

Capital Share Transactions:
Net proceeds from shares sold	197,557	—
Less offering costs of public share offerings	(869)	71
Reinvestment of dividends	4,719	110
Net Increase in Net Assets Resulting from Capital Share Transactions	201,407	181

Total Increase in Net Assets:	193,497	1,635
Net assets at beginning of period	108,270	102,967
Net Assets at End of Period	$301,767	$104,602

Capital Share Activity:
Shares sold	12,526,650	—
Shares issued through reinvestment of dividends	282,708	6,840
Net increase in capital share activity	12,809,358	6,840
Shares outstanding at beginning of period	7,069,873	7,055,100

Shares Outstanding at End of Period	19,879,231	7,061,940
____________________
(1) Certain amounts have been reclassified to conform to the current period's presentation.

See notes to financial statements.

PROSPECT CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS
(in 000s, except share data)
(Unaudited)
Nine Months Ended
March 31, 2007		March 31, 2006 (1)
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$11,880	$6,956
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized appreciation (depreciation) on investments	4,851	(1,392)
Net realized gain (loss) on investments	(1,949)	—
Accretion of original issue discount on investments	(1,436)	(487)
Change in operating assets and liabilities:
Purchases of investments	(106,846)	(1,414,857)
Sales of investments	28,096	1,413,456
Net investments in money market funds	(97,976)	(7,095)
Increase in interest receivable	(329)	(173)
Increase in dividends receivable	(435)	—
Increase in loan principal receivable	(119)	—
Decrease in receivable for securities sold	369	—
Increase in other receivable	(254)	—
Decrease in due from Gas Solutions Holdings, Inc.	—	201
Decrease (increase) in due from Prospect Administration	28	(28)
Decrease (increase) in due from Prospect Capital Management	5	(5)
Increase in prepaid expenses	(86)	(98)
Increase in deferred financing costs	(32)	(222)
Decrease in deferred offering costs	32	—
Increase in payable for securities purchased	1,666	—
Increase in due to Prospect Administration	286	—
Increase in due to Prospect Capital Management	2,723	531
Increase (decrease) in accrued expenses	3	(56)
Increase in other current liabilities	442	63

Net Cash Used In Operating Activities	(159,081)	(3,206)

Cash Flows from Financing Activities:
Borrowings under credit facility	(28,500)	—
Net proceeds from issuance of common stock	197,557	—
Offering costs from issuance of common stock	(869)	71
Dividends declared and paid	(15,071)	(5,392)

Net Cash Provided By (Used In) Financing Activities	153,117	(5,321)

Net Decrease in Cash	(5,964)	(8,527)
Cash beginning of period	—	9,587

Cash (Bank Overdraft), End of Period	$(5,964)	$1,060

Cash Paid For Interest	$526	$—

Non-Cash Financing Activity:
Shares issued in connection with dividend reinvestment plan	$4,719	$110
____________________
(1) Certain amounts have been reclassified to conform to the current period's presentation.

See notes to financial statements.

7

PROSPECT CAPITAL CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2007
(in 000s except share amounts)
(Unaudited)

Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares	Cost	Fair Value (2)	% of Net Assets
Control Investments (25.00% or greater of voting control)

Advantage Oilfield Group Ltd.	Alberta, Canada/
	Construction
	Services
Common shares, Class A		33	$219	$219	0.1%
Senior secured note, 15.00%
due 5/30/2009 (3)		$17,321	16,867	16,867	5.6%

Total			17,086	17,086	5.7%

Gas Solutions Holdings, Inc. (4)	Texas/Gas
	Gathering and
	Processing
Common shares		100	4,882	19,500	6.5%
Subordinated secured note, 18.00%
due 12/22/2011		$18,400	18,400	18,400	6.1%

Total			23,282	37,900	12.6%

Genesis Coal Corp.	Kentucky/
	Mining and Coal
	Production
Common Stock		60	10	1	0.0%
Warrants, preferred shares, expiring
2/9/2016		1,000	33	1	0.0%
Senior secured note, 16.40% (10)
due 12/31/2010		$12,786	12,646	9,805	3.2%

Total			12,689	9,807	3.2%

NRG Manufacturing, Inc.	Texas/
	Manufacturing
Common shares		800	2,316	4,596	1.5%
Senior secured note, 16.50% (5)
due 8/31/2013		$10,080	10,080	10,080	3.3%

Total			12,396	14,676	4.8%

Whymore Coal Company, Inc. (6)	Kentucky/
	Mining and Coal
	Production
Equity ownership		Various	98	1	0.0%
Senior secured note, 16.03% (7)
due 12/31/2010		$10,644	10,644	5,900	2.0%

Total			10,742	5,901	2.0%

Worcester Energy Company, Inc. (8)	Maine/Biomass
	Power
Equity ownership		Various	2	1	0.0%
Senior secured note, 12.50%
due 12/31/2012		$25,089	24,897	24,897	8.2%

Total			24,899	24,898	8.2%

Total Control Investments			101,094	110,268	36.5%

See notes to financial statements.

PROSPECT CAPITAL CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2007
(in 000s except share amounts)
(Unaudited)

Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares	Cost	Fair Value (2)	% of Net Assets
Affiliate Investments (5.00% to 24.99% of voting control)

Appalachian Energy Holdings LLC (9)	West Virginia/
	Construction
	Services
Series A preferred shares		200	$63	$63	0.0%
Warrants, expiring 2/14/2016		6,065	348	348	0.1%
Senior secured note, 14.00%, 3.00%
PIK due 1/31/2011		$5,380	5,175	5,175	1.7%

Total			5,586	5,586	1.8%

Iron Horse Coiled Tubing, Inc.	Alberta, Canada/
	Production
	services
Common shares		93	268	268	0.1%
Senior secured note, 15.00%
due 4/19/2009		$9,250	8,897	8,897	3.0%

Total			9,165	9,165	3.1%

Total Affiliate Investments			14,751	14,751	4.9%

Non-Control/Non-Affiliate Investments (less than 5.00% of voting control)

Arctic Acquisition Corp. (11)	Texas/
	Production
	services
Warrants, common shares, expiring
7/19/2012		596,251	507	507	0.2%
Warrants, Series A redeemable
preferred shares, expiring 7/19/2012		1,054	507	507	0.2%

See notes to financial statements.

PROSPECT CAPITAL CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2007
(in 000s except share amounts)
(Unaudited)

Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares	Cost	Fair Value (2)	% of Net Assets

Senior secured note, 13.00%
due 6/15/2009		$11,507	$10,768	$10,768	3.5%

Total			11,782	11,782	3.9%

C&J Cladding LLC	Texas/Metal
	Services
Warrants, common shares, expiring
3/30/2014		510	580	580	0.2%
Senior secured note, 14.00% (12)
due 3/31/2012		$6,000	5,240	5,240	1.7%

Total			5,820	5,820	1.9%

Central Illinois Energy, LLC	Illinois/
	Biofuels/
	Ethanol
Senior secured note, 15.35% (13)
due 3/31/2014		$8,000	8,000	8,000	2.7%

Charlevoix Energy Trading, LLC (14)	Michigan/
	Natural Gas
	Marketing
Senior secured note, 12.50%
due 3/31/2011		$4,840	4,782	4,782	1.6%

Conquest Cherokee, LLC (14)	Tennessee/Oil
	and Gas
	Production
Senior secured note, 13.00% (16)
due 5/5/2009		$10,200	10,028	10,028	3.3%

Evolution Petroleum Corp. (17)	Texas/Oil and
	Gas Production
Common shares, unregistered		139,926	20	318	0.1%

Jettco Marine Services LLC (14)	Louisiana/
	Shipping
Subordinated secured note, 12.00% (18),
plus 4.0% PIK due 12/31/2011		$6,604	6,482	6,482	2.1%

See notes to financial statements.

PROSPECT CAPITAL CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2007
(in 000s except share amounts)
(Unaudited)

Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares	Cost	Fair Value (2)	% of Net Assets

Miller Petroleum, Inc.	Tennessee/Oil
	and Gas
	Production
Warrants, expiring 5/4/2010 to
3/31/2012		1,115,776	$151	$21	0.0%

Stryker Energy, LLC (19)	Ohio/Oil and
	Gas Production
Subordinated revolving credit facility,
12.22% (20) due 11/30/2011		$24,000	23,694	23,694	7.9%

TLOGH, L.P. (19)	Texas/Oil and
	Gas Production
Senior secured note, 13.00%,
Due 10/23/2009		$15,500	15,297	15,297	5.1%

Unity Virginia Holdings, LLC	Virginia/ Mining
	and Coal
	Production
Subordinated secured note, 15.00%,
15.00% PIK due 1/31/2009		$3,580	3,827	10	0.0%

Total Non-Control/Non-Affiliate Investments			89,883	86,234	28.6%

Total Portfolio Investments			205,728	211,253	70.0%

Money Market Funds
Fidelity Institutional Money Market Funds -
Government Portfolio (Class I)		91,847,284	91,847	91,847	30.4%
First American Funds, Inc. - Prime
Obligations Fund (Class Y)		7,736,865	7,737	7,737	2.6%

Total Money Market Funds			99,584	99,584	33.0%

Total Investments			$305,312	$310,837	103.0%
____________________

(1)	The securities in which Prospect Capital has invested were acquired in transactions that were exempt from registration under the Securities Act of 1933, as amended, or the “Securities Act.” These securities may be resold only in transactions that are exempt from registration under the Securities Act.

(2)	Fair value is determined by or under the direction of the board of directors of Prospect Capital (Note 2).

(3)	Prospect Capital has the right to purchase 184 shares of Class A common shares at a purchase price of $1.00 per share in the event of a default under the credit agreement.

(4)	Gas Solutions Holdings, Inc. is wholly-owned investments of Prospect Capital.

See notes to financial statements.

(5)	Interest rate is the greater of 16.5% or 12-Month LIBOR plus 11.0%; rate reflected is as of March 31, 2007.

(6)	There are several entities involved in the Whymore investment. The senior secured debt is with C&A Construction, Inc. (“C&A”), which owns the equipment. E&L Construction, Inc. (“E&L”) leases the equipment from C&A, employs the workers, is listed as the operator with the Commonwealth of Kentucky, mines the coal, receives revenues and pays all operating expenses. Whymore Coal Company, Inc. (“Whymore”) applies for and holds permits on behalf of E&L. Whymore and E&L are guarantors under the C&A credit agreement with Prospect Capital. Prospect Capital owns 10,000 shares of common stock of C&A (100% ownership), 10,000 shares of common stock of E&L (100% ownership), and 4,900 shares of common stock of Whymore (49% ownership). Prospect Capital owns 4,285 Series A convertible preferred shares in each of C&A, E&L and Whymore. Additionally, Prospect Capital retains an option to purchase the remaining 51% of Whymore. As of March 31, 2007, the Board of Directors of Prospect Capital assessed a fair value of $1 for all of these equity positions.

(7)	Interest rate is the greater of 15.0% or 5-Year US Treasury Note plus 11.5%; rate reflected is as of March 31, 2007.

(8)	There are several entities involved in the Worcester investment. Prospect Capital owns 100 shares of common stock in Worcester Energy Holdings, Inc. (“WEHI”) representing 100%. WEHI, in turn, owns 51 membership certificates in Biochips LLC, which represents 51% ownership. Prospect Capital also owns 282 shares of common stock in Worcester Energy Co., Inc. (“WECO”), which represents 51% ownership. Prospect Capital also owns 1,665 shares of common stock in Worcester Energy Partners, Inc. (“WEPI”), which represents 51% ownership. Prospect Capital also owns 1,000 of series A convertible preferred shares in WEPI. WECO, WEPI and Biochips LLC are joint borrowers on the term note issued by Prospect Capital. WEPI owns the equipment and operates the biomass generation facility. Biochips LLC currently has no material operations.

(9)	There are several entities involved in the Appalachian Energy Holdings (“Appalachian Energy”) investment. Prospect Capital owns 100 shares of Class A common stock of AEH Investment Corp. (“AEH”), 200 shares of Series A preferred stock of AEH and 6,065 warrants, expiring 2/14/2016 to purchase Class A common stock. The senior secured note is with C & S Operating LLC and East Cumberland L.L.C., both operating companies owned by Appalachian Energy Holdings LLC. AEH owns Appalachian Energy.

(10)	Interest rate is the greater of 15.0% or 6-Month LIBOR plus 11.0%; rate reflected is as of March 31, 2007.

(11)	The Portfolio Investment does business as Cougar Pressure Control.

(12)	Interest rate is the greater of 14.0% or 12-Month LIBOR plus 7.5%; rate reflected is as of March 31, 2007.

(13)	Interest rate is LIBOR plus 10.0%; rate reflected is as of March 31, 2007.

(14)	Prospect Capital has a net profits interest in the Portfolio Investment.

(15)	Prospect Capital has an overriding royalty interest and net profits interest in the Portfolio Investment.

(16)	Interest rate is the greater of 13.0% or 12-Month LIBOR plus 7.5%; rate reflected is as of March 31, 2007.

(17)	Formerly known as Natural Gas Systems, Inc.

(18)	Interest rate is the greater of 12.0% or 3-Month LIBOR plus 6.11%; rate reflected is as of March 31, 2007.

(19)	Prospect Capital has an overriding royalty interest in Portfolio Investment.

(20)	Interest rate is the greater of 12.0% or 12-Month LIBOR plus 7.0%; rate reflected is as of March 31, 2007.

See notes to financial statements.

PROSPECT CAPITAL CORPORATION
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

PROSPECT CAPITAL CORPORATION
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

PROSPECT CAPITAL CORPORATION
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

See notes to financial statements.

PROSPECT CAPITAL CORPORATION
SCHEDULE OF INVESTMENTS
June 30, 2006
(in 000s except share amounts)

Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares	Cost	Fair Value (2)	% of Net Assets

Whymore Coal Company, Inc. (11)	Kentucky/
	Mining and Coal
	Production
Preferred shares, convertible, Series A		4,285	$—	$1	0.0%
Senior secured note, 16.59% (12)
due 12/31/2010		$7,425	7,314	6,354	5.9%

Total			7,314	6,355	5.9%

Total Non-Control/Non-Affiliate Investments			58,505	59,055	54.6%

Total Portfolio Investments			123,593	133,969	123.7%

Money Market Fund
First American Funds, Inc. - Prime
Obligations Fund (Class Y)		1,607,893	$1,608	$1,608	1.5%

Total Investments			$125,201	$135,577	125.2%
____________________

(1)	The securities in which Prospect Capital has invested were acquired in transactions that were exempt from registration under the Securities Act of 1933, as amended, or the “Securities Act.” These securities may be resold only in transactions that are exempt from registration under the Securities Act.

(2)	Fair value is determined by or under the direction of the board of directors of Prospect Capital (Note 2).

(3)	Gas Solutions Holdings Inc. is a wholly owned investment of Prospect Capital.

(4)	There are several entities involved in the Worcester investment. Prospect Capital owns 100 shares of common stock in Worcester Energy Holdings, Inc. (“WEHI”) representing 100%. WEHI, in turn, owns 51 membership certificates in Biochips LLC, which represents 51% ownership. Prospect Capital also owns 282 shares of common stock in Worcester Energy Co., Inc. (“WECO”), which represents 51% ownership. Prospect Capital also owns 1,665 shares of common stock in Worcester Energy Partners, Inc. (“WEPI”), which represents 51% ownership. Prospect Capital also owns 1,000 of series A convertible preferred shares in WEPI. WECO, WEPI and Biochips LLC are joint borrowers on the term note issued by Prospect Capital. WEPI owns the equipment and operates the biomass generation facility. Biochips LLC currently has no material operations.

(5)	Prospect Capital has the right to purchase 184 shares of Class A common shares at a purchase price of $1.00 per share in the event of a default under the credit agreement.

(6)	There are several entities involved in the Appalachian Energy Holdings (“Appalachian Energy”) investment. Prospect Capital owns 100 shares of Class A common stock of AEH Investment Corp. (“AEH”), 200 shares of Series A preferred stock of AEH and 6,065 warrants, expiring 2/14/2016 to purchase Class A common stock. The senior secured note is with C & S Operating LLC and East Cumberland L.L.C., both operating companies owned by Appalachian Energy Holdings LLC. AEH owns Appalachian Energy.

(7)	Interest rate is LIBOR plus 10.0%; rate reflected is as of June 30, 2006.

(8)	Interest rate is the greater of 13.0% or 12-Month LIBOR plus 7.5%; rate reflected is as of June 30, 2006.

(9)	Interest rate is the greater of 15.0% or 6-Month LIBOR plus 11.0%; rate reflected is as of June 30, 2006.

(10)	Prospect Capital owns 100 shares of common stock in PEH Stryker, Inc. (“PEH Stryker”), which represents 100%. PEH Stryker holds 350 non-voting Class A preferred units in Stryker Energy II, LLC (“Stryker II”), which represents a 35% interest. Stryker II is the borrower on the term note issued by Prospect Capital. Prospect Capital also holds one warrant expiring 4/18/2025 for anti-dilution purposes.

(11)	There are several entities involved in the Whymore investment. The senior secured debt is with C&A Construction, Inc. (“C&A”), which owns the equipment. E&L Construction, Inc. (“E&L”) leases the equipment from C&A, employs the workers, is listed as the operator with the Commonwealth of Kentucky, mines the coal, receives revenues and pays all opertaing expenses. Whymore Coal Company, Inc. (“Whymore”) applies for and holds permits on behalf of E&L. Whymore and E&L are guarantors under the C&A credit agreement with Prospect Capital. Prospect Capital owns 4,285 Series A convertible preferred shares in each of C&A, E&L and Whymore.

(12)	Interest rate is the greater of 15.0% or 5-Year US Treasury Note plus 11.5%; rate reflected is as of June 30, 2006.

See notes to financial statements.

PROSPECT CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
(in thousands except share and per share amounts)
(unaudited)

Note 1. Organization

Prospect Capital Corporation (“Prospect Capital” or the “Company”), formerly known as Prospect Energy Corporation, a Maryland corporation, was organized on April 13, 2004 and is a closed-end investment company that has filed an election to be treated as a business development company under the Investment Company Act of 1940 (the “1940 Act”). On July 27, 2004, the Company completed its initial public offering (“IPO”) and sold 7,000,000 shares of common stock at a price of $15.00 per share, less underwriting discounts and commissions totaling $1.05 per share. Since the IPO, the Company has had an exercise of an over-allotment option with respect to the IPO on August 27, 2004, a public offering on August 10, 2006, and subsequent exercise of an over-allotment option on August 28, 2006. On December 13, 2006, the Company priced a public offering of 6,000,000 shares of common stock at $17.70 per share, raising $106,200 in gross proceeds as well as an additional 810,000 shares of common stock at $17.70 per share raising $14,337 in gross proceeds in the exercise of an over-allotment option on January 11, 2007. The Company expects to use the net proceeds of its recent equity offering to fund investments in portfolio companies and for general corporate purposes.

Prospect Capital focuses primarily on investments in energy companies and will invest, under normal circumstances, at least 80% of its net assets (including the amount of any borrowings for investment purposes) in these companies. Prospect Capital concentrates on making investments in energy companies having annual revenues of less than $250,000 and in transaction sizes of less than $30,000. In most cases, these companies are privately held or have thinly traded public equity securities. From time to time, the Company will not hold at least 80% of its net assets in energy companies, especially immediately following a public offering of shares of its common stock.

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

The statements include portfolio investments at fair value of $211,253 and $133,969 at March 31, 2007 and June 30, 2006, respectively. At March 31, 2007 and June 30, 2006, 70.0% and 123.7%, respectively, of the Company’s net assets represented portfolio investments whose fair values have been determined by the board of directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the board of directors’ determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

Interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 or 10 of Regulation S-X, as appropriate.

The following are significant accounting policies consistently applied by Prospect Capital:

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

f) Loans are placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, are likely to remain current. As of March 31, 2007 and March 31, 2006, less than 0.01% and none, respectively of the Company’s net assets are in non-accrual status.

Federal and State Income Taxes:

Prospect Capital has elected to be treated as a regulated investment company and intends to continue to comply with the requirements of the Internal Revenue Code of 1986 (the “Code”), applicable to regulated investment companies. We are required to distribute at least 90% of our investment company taxable income and intend to distribute (or retain through a deemed distribution) all of our investment company taxable income and net capital gain to stockholders; therefore, we have made no provision for income taxes. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital.

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

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, which establishes that a tax position taken or expected to be taken in a tax return is to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not believe that the adoption of FIN 48 will have a material impact on our results of operations or our financial position.

Dividends and Distributions:

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a dividend is approved by the board of directors each quarter and is generally based upon management’s estimate of our earnings for the quarter. Net realized capital gains, if any, are distributed at least annually.

Consolidation:

As an investment company, Prospect Capital only consolidates subsidiaries that are also investment companies. At March 31, 2007 and at March 31, 2006, Prospect Capital did not have any consolidated subsidiaries.

In September 2006, the FASB cleared the AICPA Statement of Position No. 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”) for issuance. SOP 07-1 addresses whether the accounting principles of the AICPA Audit and Accounting Guide Investment Companies may be applied to an entity by clarifying the definition of an investment company and whether those accounting principles may be retained by a parent company in consolidation or by and investor in the application method of accounting. SOP 07-1 applies to the later of (1) reporting periods beginning on or after December 15, 2007 or (2) the first permitted early adoption date of the FASB’s fair value option statement. The adoption of SOP 07-1 is not expected to have a material impact on our combined financial statements.

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

Guarantees and Indemnification Agreements:

The Company follows FASB Interpretation Number 45, “Guarantor’s” Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” (“FIN 45”). FIN 45 elaborates on the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, for those guarantees that are covered by FIN 45, for ability for the fair value of the obligation undertaken in issuing certain guarantees. FIN 45 did not have a material effect on the financial statements. Refer to Note 3 for further discussion of guarantees and indemnification agreements.

Per Share Information:

Basic earnings per common share are calculated using the weighted average number of common shares outstanding for the period presented.

Note 3. Portfolio Investments

At March 31, 2007, approximately 70.0% of our net assets or about $211,253 was invested in nineteen long-term portfolio investments and 33.0% of our net assets was invested in money market funds. The remainder (3.0%) of our net assets represented liabilities in excess of other assets. At March 31, 2006, approximately 89.5% of our net assets or about $93,560 was invested in nine long-term portfolio investments and 10.2% of our net assets was invested in money market funds and other short-term investments with the remaining 0.3% representing other assets in excess of liabilities. Prospect Capital is a non-diversified company within the meaning of the 1940 Act. We classify our investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual owns more than 25% or more of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through ownership of 5% or more of the outstanding voting securities of another person. The Company owns a controlling interest in Advantage Oilfield Group, Ltd. (“AOG”), Gas Solutions Holdings, Inc. (“GSHI”), Genesis Coal Corp. (“Genesis”), NRG Manufacturing, Inc. (“NRG”), Worcester Energy Company, Inc. (“WECO”) and Whymore Coal Company (“Whymore”). The Company also owns an affiliated interest in Appalachian Energy Holdings, LLC (“AEH”) and Iron Horse Coiled Tubing, Inc. (“Iron Horse”). The Company has no other controlled or affiliated investments. At March 31, 2006 the Company held a controlling interest in GSHI and WECO and had no other controlled or affiliated investments.

GSHI has indemnified Prospect Capital against any legal action arising from its investment in Gas Solutions, LP. Prospect Capital has incurred approximately $1,753 in fees associated with a legal action through March 31, 2007, and GSHI has reimbursed Prospect Capital the entire amount. Of the $1,753 reimbursement, $15 and $129 is reflected as Dividend income, Controlled entities on the accompanying statement of operations for the three months ended March 31, 2007 and March 31, 2006, respectively, and $136 and $772 for the nine months ended March 31, 2007 and March 31, 2006, respectively,

Debt placements and interests in non-voting equity securities with an original cost basis of approximately $19,699 and $106,846 were acquired during the three and nine months ended March 31, 2007, respectively. Debt repayments and sales of equity securities with an original cost basis of approximately $7,731 and $26,148 were disposed during the three and nine months ended March 31, 2007, respectively. Debt placements and interests in non-voting equity securities with an original cost basis of approximately $14,832 and $40,121 were acquired during the three and nine months ended March 31, 2006, respectively. Debt repayments and sales of equity securities with an original cost basis of approximately $0 and $3,470 were disposed of during the three and nine months ended March 31, 2006, respectively.

During the last six months, coal prices for Central Appalachian coal softened and have recovered only slightly due to mild winter weather and utility inventory surpluses. As a result, marginal spot prices for coal have fallen below operating costs for many of the smaller coal producers in that region. These market conditions have the potential to affect Genesis, Whymore and Unity Virginia Holdings LLC (“Unity”) in different ways. Currently, Genesis sells coal under a contract valid through 2007 that allows it to charge a fixed price which is above the current spot market price as well as its operating costs. Similarly, Whymore currently sells coal to industrial customers which pay above the average utility spot price as well as its operating costs. Unity is currently not operating. While both Genesis and Whymore are not free of market risk and the risk of loss of capital due to these market conditions, cost cutting and revenue enhancing efforts at these companies, recent upward movements in demand and pricing due to colder weather in late winter, and production cuts at other producers may help to improve Genesis’ and Whymore’s operating margins. We are looking at opportunities to take advantage of the current depressed pricing environment through acquisitions at favorable prices.

With respect to Unity, discussions are underway between Unity, Prospect Capital, the second lien holder, and Texas Capital, the senior lender whose exposure has been reduced to $1.35 million, regarding liquifying the last remaining saleable property in the collateral package, which consists of land, coal inventory, and the refuse area. According to Unity, the sale could yield up to $195,000. Prospect Capital believes that Unity principals would then have to pay off the remaining debt to Texas Capital, making Prospect Capital the senior most secured lender. Prospect Capital has declined a buyout offer from Unity principals for a nominal amount.

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

Note 4. Organizational and Offering Expenses

A portion of the net proceeds of our initial public offering and the subsequent exercise of the over-allotment option was used for organizational and offering expenses of approximately $125 and $1,386, respectively. Organizational expenses were expensed as incurred. Offering expenses were charged against paid-in capital in excess of par. All organizational and offering expenses were borne by Prospect Capital.

A portion of the net proceeds of our August secondary offering and the subsequent exercise of the over-allotment option was used for offering expenses of approximately $594. A portion of the net proceeds of our December secondary offering and the subsequent exercise of the over-allotment option in January 2007 was used for offering expenses of approximately $275. Offering expenses were charged against paid-in capital in excess of par. All offering expenses were borne by Prospect Capital.

Note 5. Related Party Agreements and Transactions

Investment Advisory Agreement

Prospect Capital has entered into an investment advisory and management agreement with Prospect Management (the “Investment Advisory Agreement”) under which the Investment Adviser, subject to the overall supervision of Prospect Capital’s board of directors, manages the day-to-day operations of, and provides investment advisory services to, Prospect Capital. Under the terms of the Investment Advisory Agreement, our Investment Adviser: (i) determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes, (ii) identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); and (iii) closes and monitors investments we make.

Prospect Management’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. For providing these services the Investment Adviser receives a fee from Prospect Capital, consisting of two components--a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.00% on Prospect Capital’s gross assets (including amounts borrowed). For services rendered under the Investment Advisory Agreement during the period commencing from the closing of Prospect Capital’s initial public offering through and including the first six months of operations, the base management fee was payable monthly in arrears. For services currently rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of Prospect Capital’s gross assets at the end of the two most recently completed calendar quarters (the closing of Prospect Capital’s initial public offering was treated as a quarter end for these purposes) and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial month or quarter are appropriately pro rated. The total base management fees earned by and paid to Prospect Management during the three months ended March 31, 2007 and March 31, 2006 were $1,531 and $521, respectively, and during the nine months ended March 31, 2007 and March 31, 2006 were $3,715 and $1,554, respectively.

The incentive fee has two parts. The first part, the income incentive fee, is calculated and payable quarterly in arrears based on Prospect Capital’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees and other fees that Prospect Capital receives from portfolio companies) accrued during the calendar quarter, minus Prospect Capital’s operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement described below, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment in kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of Prospect Capital’s net assets at the end of the immediately preceding calendar quarter, is compared to a “hurdle rate” of 1.75% per quarter (7.00% annualized). Previously, our Investment Adviser had voluntarily agreed that for each fiscal quarter from January 1, 2005 to March 31, 2007, the quarterly hurdle rate will be equal to the greater of (a) 1.75% and (b) a percentage equal to the sum of 25.0% of the daily average of the “quoted treasury rate” for each month in the immediately preceding two quarters plus 0.50%. “Quoted treasury rate” means the yield to maturity (calculated on a semi-annual bond equivalent basis) at the time of computation for Five Year U.S. Treasury notes with a constant maturity (as compiled and published in the most recent Federal Reserve Statistical Release H). These calculations will be appropriately pro rated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter. The voluntary agreement by the Investment Adviser that the hurdle rate be fluctuating for each fiscal quarter after January 1, 2005 (as discussed above) has been terminated by the Investment Adviser for the June 30, 2007, quarter and beyond.

The net investment income used to calculate this part of the incentive fee is also included in the amount of the gross assets used to calculate the 2.00% base management fee. Prospect Capital pays the Investment Adviser an income incentive fee with respect to Prospect Capital’s pre-incentive fee net investment income in each calendar quarter as follows:

  no incentive fee in any calendar quarter in which Prospect Capital’s pre-incentive fee net investment income does not exceed the hurdle rate;

  100.00% of Prospect Capital’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 125.00% of the quarterly hurdle rate in any calendar quarter (8.75% annualized assuming a 7.00% annualized hurdle rate); and

  20.00% of the amount of Prospect Capital’s pre-incentive fee net investment income, if any, that exceeds 125.00% of the quarterly hurdle rate in any calendar quarter (8.75% annualized assuming a 7.00% annualized hurdle rate).

These calculations are appropriately pro rated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

The second part of the incentive fee, the capital gains incentive fee, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.00% of Prospect Capital’s realized capital gains for the calendar year, if any, computed net of all realized capital losses and unrealized capital depreciation at the end of such year. In determining the capital gains incentive fee payable to the Investment Adviser, Prospect Capital calculates the aggregate realized capital gains, aggregate realized capital losses and aggregate unrealized capital depreciation, as applicable, with respect to each of the investments in its portfolio. For this purpose, aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Aggregate realized capital losses equal the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable date and the original cost of such investment. At the end of the applicable period, the amount of capital gains that serves as the basis for Prospect Capital’s calculation of the capital gains incentive fee equals the aggregate realized capital gains less aggregate realized capital losses and less aggregate unrealized capital depreciation with respect to its portfolio of investments. If this number is positive at the end of such period, then the capital gains incentive fee for such period is equal to 20.00% of such amount, less the aggregate amount of any capital gains incentive fees paid in respect of its portfolio in all prior periods.

$1,754 and $533 income incentive fees were earned for the three months ended March 31, 2007 and March 31, 2006, respectively, and $3,695 and $1,041 income incentive fees were earned for the nine months ended March 31, 2007 and March 31, 2006, respectively. No capital gains incentive fees were earned were earned for the three or nine months ended March 31, 2007 and March 31, 2006.

Administration Agreement

Prospect Capital has also entered into an Administration Agreement with Prospect Administration, LLC (“Prospect Administration”) under which Prospect Administration, among other things, provides (or arranges for the provision of) administrative services and facilities for Prospect Capital. For providing these services, Prospect Capital reimburses Prospect Administration for Prospect Capital’s allocable portion of overhead incurred by Prospect Administration in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of our chief compliance officer and chief financial officer and their respective staffs. Under this agreement, Prospect Administration furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Prospect Administration also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Prospect Administration assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, Prospect Administration also provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Prospect Administration is a wholly owned subsidiary of our Investment Adviser.

The Administration Agreement provides that, absent willful misfeasance, bad faith or negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, Prospect Administration and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from Prospect Capital for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of Prospect Administration’s services under the Administration Agreement or otherwise as administrator for Prospect Capital.

Prospect Administration, pursuant to the approval of our board of directors, has engaged Vastardis Fund Services LLC (“Vastardis”) to serve as the sub-administrator of Prospect Capital to perform certain services required of Prospect Administration. This engagement began in May 2005 and ran on a month-to-month basis at the rate of $25 annually, payable monthly. Under the sub-administration agreement, Vastardis provides Prospect Capital with office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities. Vastardis also conducts relations with custodians, depositories, transfer agents, dividend disbursing agents, other stockholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable. Vastardis provides reports to the Administrator and the Directors of its performance of obligations and furnishes advice and recommendations with respect to such other aspects of the business and affairs of Prospect Capital as it shall determine to be desirable. Under the revised and renewed sub-administration agreement, Vastardis also provides the service of William E. Vastardis as the Chief Financial Officer (“CFO”) of the Fund. This service was formerly provided at the rate of $225 annually, payable monthly. In May 2006, the engagement was revised and renewed as an asset-based fee with a $400 annual minimum, payable monthly. Vastardis does not provide any advice or recommendation relating to the securities and other assets that Prospect Capital should purchase, retain or sell or any other investment advisory services to Prospect Capital. Vastardis is responsible for the financial and other records that either Prospect Capital (or the Administrator on behalf of Prospect Capital) is required to maintain and prepares reports to stockholders, and reports and other materials filed with the Securities and Exchange Commission. In addition, Vastardis assists Prospect Capital in determining and publishing Prospect Capital’s net asset value, overseeing the preparation and filing of Prospect Capital’s tax returns, and the printing and dissemination of reports to stockholders of Prospect Capital, and generally overseeing the payment of Prospect Capital’s expenses and the performance of administrative and professional services rendered to Prospect Capital by others.

Under the sub-administration agreement, Vastardis and its officers, partners, agents, employees, controlling persons, members, and any other person or entity affiliated with Vastardis, are not liable to the Administrator or Prospect Capital for any action taken or omitted to be taken by Vastardis in connection with the performance of any of its duties or obligations or otherwise as sub-administrator for the Administrator on behalf of Prospect Capital. The agreement also provides that, absent willful misfeasance, bad faith or negligence in the performance of Vastardis’ duties or by reason of the reckless disregard of Vastardis’ duties and obligations, Vastardis and its officers, partners, agents, employees, controlling persons, members, and any other person or entity affiliated with Vastardis are entitled to indemnification from the Administrator and Prospect Capital. All damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of the Administrator or Prospect Capital or the security holders of Prospect Capital) arising out of or otherwise based upon the performance of any of Vastardis’ duties or obligations under the agreement or otherwise as sub-administrator for the Administrator on behalf of Prospect Capital.

Managerial Assistance

As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We have received $193 and $392 in managerial assistance for the three and nine month periods ended March 31, 2007, respectively, and $71 and $148 for the three and nine month periods ended March 31, 2006, respectively. These fees are paid to the Administrator.

Note 6. Financial Highlights
	Three Months Ended Mar. 31, 2007 (Unaudited)	Three Months Ended Mar. 31, 2006 (Unaudited)	Nine Months Ended Mar. 31, 2007 (Unaudited)	Nine Months Ended Mar. 31, 2006 (Unaudited)
Per Share Data (1):
Net asset value at beginning of period	$15.24	$14.69	$15.31	$14.59
Costs related to the initial public offering	—	—	—	0.01
Costs related to the secondary public offering	0.01	—	(0.06)	—
Share issuances related to dividend reinvestment	—	0.02	—	0.02
Net investment income	0.36	0.30	1.02	0.79
Realized gain	—	—	0.14	—
Net unrealized appreciation (depreciation)	(0.10)	0.10	(0.34)	0.18
Net increase in net assets as a result of secondary public offering	0.06	—	0.27	—
Dividends declared and paid	(0.39)	(0.30)	(1.16)	(0.78)
Net asset value at end of period	$15.18	$14.81	$15.18	$14.81

Per share market value at end of period	$17.14	$16.44	$17.14	$16.44
Total return based on market value (2)	2.34%	11.08%	8.05%	37.35%
Total return based on net asset value (2)	1.88%	3.00%	6.19%	7.13%
Shares outstanding at end of period	19,879,231	7,061,940	19,879,231	7,061,940
Average weighted shares outstanding for period	19,697,473	7,055,176	14,341,811	7,055,125

Ratio / Supplemental Data:
Net assets at end of period (in thousands)	$301,767	$104,602	$301,767	$104,602
Annualized ratio of operating expenses to average net assets	6.79%	7.27%	7.01%	6.96%
Annualized ratio of net operating income to average net assets	9.23%	8.13%	9.36%	7.12%
____________________

(1)	Financial highlights are based on weighted average shares.

(2)	Total return based on market value is based on the change in market price per share between the opening and ending market prices per share in each period and assumes that dividends are reinvested in accordance with Prospect Capital’s dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in each period and assumes that dividends are reinvested in accordance with Prospect Capital’s dividend reinvestment plan. The total returns are not annualized.

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

On December 6, 2004, DGP served Prospect Capital with a complaint filed November 30, 2004 in the U.S. District for the Southern District of Texas, Galveston Division. DGP alleges that DGP was defrauded and that Prospect Capital breached its fiduciary duty to DGP and tortiously interfered with DGP’s contract to purchase Gas Solutions, Ltd. (a subsidiary of our portfolio company, GSHI) in connection with Prospect Capital’s alleged agreement in September 2004 to loan DGP funds with which DGP intended to buy Gas Solutions, Ltd. for approximately $26,000. The complaint seeks relief not limited to $100,000. We believe that the DGP complaint is frivolous and without merit, and intend to defend the matter vigorously. On November 30, 2005, U.S. Magistrate Judge John R. Froeschner of the U.S. District Court for the Southern District of Texas, Galveston Division, issued a recommendation that the court grant Prospect Capital’s Motion for Summary Judgment dismissing all claims by DGP. On February 21, 2006, U.S. District Judge Samuel Kent of the U.S. District Court for the Southern District of Texas, Galveston Division issued an order granting Prospect Capital’s Motion for Summary Judgment dismissing all claims by Dallas Gas Partners, L.P., against Prospect Capital Corporation. DGP has appealed this decision.

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

Note 8. Revolving Credit Agreement

On February 21, 2006, Prospect Capital entered into a $20,000 senior secured revolving credit facility (the “Previous Credit Facility”) with Bank of Montreal as administrative agent and Harris Nesbitt Corp. as sole lead arranger and sole book runner. The Previous Credit Facility supplemented the Company’s equity capital and provided funding for additional portfolio investments. All amounts borrowed under the Previous Credit Facility would have matured, and all accrued and unpaid interest thereunder would have been due and payable within six months of the date of the borrowing. The Previous Credit Facility had a termination date of August 21, 2006. On May 11, 2006, the Previous Credit Facility was increased to $30,000.

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

As of March 31, 2007 and March 31, 2006, we had no amounts drawn down on the Facility.

Note 9. Subsequent Event

On April 12, 2007, Prospect Capital provided acquisition and growth financing of approximately $12.2 million to ESA Environmental Specialists, Inc. ("ESA"), located in Charlotte, North Carolina. Prospect Capital’s investment is in the form of a senior secured debt instrument with a first lien on all assets of ESA, including receivables and real estate. Prospect Capital has received a significant equity ownership in ESA as part of its investment.

Note 10. Selected Quarterly Financial Data (unaudited) (in thousands except per share amounts)

	Investment Income		Net Investment Income (Loss)		Net Realized and Unrealized Gains (Losses)		Net Increase (Decrease) in Net Assets from Operations

Quarter Ended	Total	Per Share*	Total	Per Share*	Total	Per Share*	Total	Per Share*
September 30, 2004	$266	$0.05	$(434)	$ (0.09)	$—	$—	$(434)	$(0.06)
December 31, 2004	2,946	0.42	1,228	0.17	(2)	—	1,226	0.17
March 31, 2005	2,202	0.31	444	0.06	414	0.06	858	0.12
June 30, 2005	2,679	0.38	1,173	0.17	5,928	0.84	7,101	1.01

September 30, 2005	3,109	0.44	1,415	0.20	58	0.01	1,473	0.21
December 31, 2005	3,935	0.56	2,040	0.29	488	0.07	2,528	0.36
March 31, 2006	4,026	0.57	2,126	0.30	829	0.12	2,955	0.42
June 30, 2006	5,799	0.82	2,977	0.42	2,963	0.42	5,940	0.84

September 30, 2006	6,432	0.65	3,274	0.33	690	0.07	3,964	0.40
December 31, 2006	8,171	0.60	4,493	0.33	(1,553)	(0.11)	2,940	0.22
March 31, 2006	12,069	0.61	7,015	0.36	(2,039)	(0.10)	4,976	0.25
____________________

*	Per share amounts are calculated using weighted average shares during period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Prospect Capital Corporation to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, expenses, earnings or losses from operations or investments, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include risks that are described in “Business—Factors That May Affect Future Results” and elsewhere in our most recently filed annual report and that are otherwise described from time to time in our Securities and Exchange Commission, or the “SEC,” reports filed after this report.

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

The following are significant accounting policies consistently applied by Prospect Capital:

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

In determining the fair value of our portfolio investments at March 31, 2007 and March 31, 2006, the Audit Committee considered valuations from the independent valuation firm and from management having an aggregate range of $200,122 to $214,167 and $93,600 to $96,700, respectively.

As of March 31, 2007, we continue to pursue our investment strategy and 70.0% of our net assets are invested in energy companies.

We invest in companies in the energy industry. Some of the companies in which we invest have relatively short or no operating histories. These companies are and will be subject to all of the business risk and uncertainties associated with any new business enterprise, including the risk that these companies may not reach their investment objective or the value of our investment in them may decline substantially or fall to zero.

Our portfolio had an annualized current yield of 17.0% and 18.0% across all our long-term debt and certain equity investments as of March 31, 2007 and March 31, 2006, respectively. This yield includes interest from all of our long-term investments as well as dividends from GSHI in both years and Unity Virginia (“Unity”) in 2006. We expect the current yield to decline over time as we increase the size of the portfolio. Monetization of other equity positions that we hold is not included in this yield calculation. In each of our portfolio companies, we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute significantly to our investment returns. Many of these equity positions include features such as contractual minimum internal rate of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections. Set forth below are several views of our investment portfolio, classified by type of investment, geographic diversification and energy sector diversification at March 31, 2007 and March 31, 2006, respectively:

Type of Investment	3/31/07 Fair Value (000s)	% of Portfolio	3/31/06 Fair Value (000s)	% of Portfolio

Cash and Cash Equivalents	$99,584	32.0%	$10,681	10.2%
Senior Secured Debt	135,736	43.7%	55,717	53.5%
Subordinated Secured Debt	48,586	15.6%	21,922	21.0%
Common Stock	24,902	8.0%	13,231	12.7%
Preferred Stock	65	0.0%	715	0.7%
Warrants	1,964	0.7%	1,975	1.9%

Total Portfolio	$310,837	100.0%	$104,241	100.0%

Geographic Exposure	3/31/07 Fair Value (000s)	% of Portfolio	3/31/06 Fair Value (000s)	% of Portfolio

Midwest U.S.	$36,476	11.7%	$14,599	14.0%
Northeast U.S.	24,898	8.0%	13,345	12.8%
Southeast U.S.	37,835	12.2%	20,565	19.7%
Southwest U.S.	85,793	27.6%	45,051	43.2%
Canada	26,251	8.5%	—	—
Cash and Cash Equivalents	99,584	32.0%	10,681	10.3%

Total Portfolio	$310,837	100.0%	$104,241	100.0%

Energy Sector	3/31/07 Fair Value (000s)	% of Portfolio	3/31/06 Fair Value (000s)	% of Portfolio

Biofuels/Ethanol	$8,000	2.6%	$—	—
Biomass Power	24,898	8.0%	13,345	12.8%
Construction Services	22,672	7.3%	3,130	3.0%
Gas Gathering and Processing	37,900	12.2%	30,700	29.4%
Manufacturing	14,676	4.7%	—	—
Metal Services	5,820	1.9%	—	—
Mining and Coal Production	15,718	5.1%	17,285	16.6%
Natural Gas Marketing	4,782	1.5%	—	—
Oil and Gas Production	49,358	15.9%	19,917	19.1%
Production Services	20,947	6.7%	9,183	8.8%
Shipping	6,482	2.1%	—	—
Cash and Cash Equivalents	99,584	32.0%	10,681	10.3%

Total Portfolio	$310,837	100.0%	$104,241	100.0%

Results of Operations

Investment Activity

We completed our twelfth quarter, which was our eleventh full quarter since completion of our initial public offering on July 30, 2004, with approximately 70.0% of our net assets or about $211,253 invested in nineteen long-term portfolio investments and 33.0% of our net assets invested in money market funds. The remainder (3.0%) of our net assets represents liabilities in excess of other assets.

Long-Term Portfolio Investments

During the quarter ended March 31, 2007, we completed one new investment with our investment in C&J Cladding, LLC (“C&J”) and follow-on investments in existing portfolio companies, totaling approximately $19,701. Additionally, on March 5, 2007, Cypress Consulting Services, Inc. completely paid its loan with an additional prepayment penalty of $1,960 for both the loan and the net profits interest.

On March 30, 2007, the Company invested $6,000 in C&J, a metal services company located in Houston, Texas. The Company’s investment was in the form of senior secured debt and we also received warrants which represent a significant equity position.

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

As of March 31, 2007, we held a controlling interest in AOG, GSHI, Genesis, NRG, WECO and Whymore. As of March 31, 2007, we held an affiliated interest in AEH and Iron Horse.

Level of Control	3/31/07 Fair Value (000s)	% of Portfolio	3/31/06 Fair Value (000s)	% of Portfolio

Control	$110,268	35.5%	$44,045	42.2%
Affiliate	14,751	4.8%	—	—
Non-Control/Non-Affiliate	86,234	27.7%	49,515	47.5%
Cash and Cash Equivalents	99,584	32.0%	10,681	10.3%

Total Portfolio	$310,837	100.0%	$104,241	100.00%

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

Investment income, which consists of interest income, dividend income and amortized loan origination fees, was $12,069 and $4,026 for the three months ended March 31, 2007 and March 31, 2006, respectively, and $26,672 and $11,071 for the nine months ended March 31, 2007 and March 31, 2006, respectively.

Operating Expenses

Our primary operating expenses consist of investment advisory fees (base and incentive fees), credit facility costs, legal and professional fees and other operating and overhead-related expenses. These expenses include our allocable portion of overhead under the Administration Agreement with Prospect Administration under which Prospect Administration provides administrative services and facilities for Prospect Capital. Our investment advisory fees compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions in accordance with our Administration Agreement with Prospect Administration.

Operating expenses were $5,054 and $1,900 for the three months ended March 31, 2007 and March 31, 2006, respectively, and $11,890 and $5,489 for the nine months ended March 31, 2007 and March 31, 2006, respectively. These expenses consisted of investment advisory and administrative services fees, credit facility costs, professional fees, insurance expenses, directors’ fees and other general and administrative expenses. The base investment advisory fees were $1,531 and $521 for the three months ended March 31, 2007 and March 31, 2006 and March 31, 2007 and March 31, 2006, respectively, and $3,715 and $1,554 for the nine months ended March 31, 2007 and March 31, 2006, respectively. $1,754 and $533 income incentive fees were earned for the three months ended March 31, 2007 and March 31, 2006, respectively, and $3,695 and $1,041 income incentive fees were earned for the nine months ended March 31, 2007 and March 31, 2006, respectively. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.

During the three months ended March 31, 2007, the Company incurred $353 of expenses related to the credit facility, comprised of $290 in amortization of deferred financing costs, and $63 in commitment fees on the unused portion of the credit facility. During the nine months ended March 31, 2007, the Company incurred $1,385 of expenses related to the credit facility, comprised of $357 in interest expense, $836 in amortization of deferred financing fees and $192 in commitment fees on the unused portion of the credit facility. During the three and nine months ended March 31, 2006, the Company incurred $12 in interest expenses.

Net Investment Income, Net Realized Gains, Net Unrealized Appreciation and Net Increase in Net Assets Resulting from Operations

Prospect Capital’s net investment income was $7,015 and $2,126 for the three months ended March 31, 2007 and March 31, 2006, respectively, and $14,782 and $5,582 for the nine months ended March 31, 2007 and March 31, 2006, respectively. Net investment income represents the difference between investment income and operating expenses and is directly impacted by the items described above. Net realized gains (losses) were ($1) and $1 for the three months ended March 31, 2007 and March 31, 2006, respectively, and $1,949 and ($18) for the nine months ended March 31, 2007 and March 31, 2006, respectively. Net unrealized appreciation (depreciation) was ($2,038) and $828 for the three months ended March 31, 2007 and March 31, 2006, respectively, and ($4,851) and $1,392 for the nine months ended March 31, 2007 and March 31, 2006, respectively. Net increase in net assets resulting from operations represents the sum of the returns generated from net investment income, realized gains (losses) and the change in unrealized appreciation (depreciation).

Financial Condition, Liquidity and Capital Resources

We used cash flows in operating activities totaling $8,104 and $159,081 for the three and nine months ended March 31, 2007, respectively, compared to $3,066 and $3,206 for the three and nine months ended March 31, 2006, respectively. We declared dividends totaling $7,667 for the three months ended March 31, 2007 compared to $2,116 for the three months ended March 31, 2006. In the future, we may continue to fund a portion of our investments through borrowings from banks, issuances of senior securities or secondary offerings. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our objective is to put in place such borrowings in order to expand our portfolio. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

At March 31, 2007, we held no cash in the segregated account maintained in conjunction with a limited indemnity issued to Citibank Texas, N.A. (formerly First American Bank, SSB). The limited indemnity with Citibank required us to indemnify Citibank for up to $12,000 for any losses it realizes on its term loan to GSHI resulting only from potential legal claims that might or could be asserted by certain third parties. This limited indemnity was backed by the funds in the segregated account.

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

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On December 6, 2004, DGP served Prospect Capital with a complaint filed November 30, 2004 in the U.S. District for the Southern District of Texas, Galveston Division. DGP alleges that DGP was defrauded and that Prospect Capital breached its fiduciary duty to DGP and tortiously interfered with DGP’s contract to purchase Gas Solutions, Ltd. (a subsidiary of our portfolio company, GSHI) in connection with Prospect Capital’s alleged agreement in September 2004 to loan DGP funds with which DGP intended to buy Gas Solutions, Ltd. for approximately $26,000. The complaint seeks relief not limited to $100,000. We believe that the DGP complaint is frivolous and without merit, and intend to defend the matter vigorously. On November 30, 2005, U.S. Magistrate Judge John R. Froeschner of the U.S. District Court for the Southern District of Texas, Galveston Division, issued a recommendation that the court grant Prospect Capital’s Motion for Summary Judgment dismissing all claims by DGP. On February 21, 2006, U.S. District Judge Samuel Kent of the U.S. District Court for the Southern District of Texas, Galveston Division issued an order granting Prospect Capital’s Motion for Summary Judgment dismissing all claims by Dallas Gas Partners, L.P., against Prospect Capital Corporation. DGP has appealed this decision.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2007, we issued a total of 93,843 shares of common stock under our dividend reinvestment plan. The aggregate value for the shares of common stock issued under the dividend reinvestment plan was approximately $1,595.

The following table reflects the history of shares issued under the dividend reinvestment plan:

Date	Shares Issued	Aggregate Offering Price	% of Dividend
March 31, 2006	6,841	$110	5.2%
June 30, 2006	7,932	130	5.4%
September 29, 2006	80,818	1,273	26.2%
December 29, 2006	108,047	1,851	25.5%
March 30, 2007	93,843	1,595	20.8%

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

		Votes	% of Shares
			Voted
	For	8,418,221.19	96.29%
	Against	198,614.36	2.27%
	Abstain	126,250.05	1.44%

To approve a proposal to authorize flexibility for the Company, pursuant to approval of its Board of Directors, to sell shares of its common stock during the next year at a price below the Company’s then current net asset value per share.

	Votes	% of Shares
		Voted
(Without affiliated votes)
For	5,870,983.67	67.15%
Against	1,843,329.20	21.08%
Abstain	223,496.70	2.56%
Broker non-vote	805,276.03	9.21%

(With affiliated votes)
For	6,029,560.54	67.73%
Against	1,843,329.20	20.71%
Abstain	223,496.70	2.51%
Broker non-votes	805,276.03	9.05%

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2007.

PROSPECT CAPITAL CORPORATION

By:	/s/ John F. Barry III
John F. Barry III
Chief Executive Officer and Chairman of the Board