Form 10-Q/A
period 2007-03-31
PROSPECT ENERGY CORP
filed 2007-06-21
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

     The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of June 21, 2007 was 19,879,231.

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

See notes to financial statements.

PROSPECT CAPITAL CORPORATION
STATEMENTS OF OPERATIONS
(in 000s, except shares and per share data)
(Unaudited)
	Three Months Ended
	March 31, 2007	March 31, 2006 (1)
Investment Income
Interest income:
Control investments (Net of foreign withholding tax of $67 and $ -, respectively)	$3,845	$1,319
Affiliate investments (Net of foreign withholding tax of $35 and $ -, respectively)	800	70
Non-control/Non-affiliate investments	4,025	1,586
Cash equivalents	—	111
Total interest income	8,670	3,086

Dividend income:
Control investments	850	850
Non-control/Non-affiliate investments	—	10
Money market funds	1,245	80
Total dividend income	2,095	940

Other income (2):
Control investments	8	—
Non-control/Non-affiliate investments	1,296	—
Total Other income	1,304	—
Total Investment Income	12,069	4,026

Operating Expenses
Investment advisory fees:
Base management fee (Note 5)	1,531	521
Income incentive fee (Note 5)	1,754	533
Total investment advisory fees	3,285	1,054

Interest expense and credit facility costs	353	12
Chief Compliance Officer and Sub-administration fees	164	81
Legal fees	593	390
Valuation services	92	45
Other professional fees	47	85
Insurance expense	72	85
Directors' fees	55	55
Other general and administrative expenses	393	93
Total Operating Expenses	5,054	1,900

Net Investment Income	7,015	2,126

Net realized gain (loss) on investments	(1)	1
Net change in unrealized appreciation (depreciation) on investments	(2,038)	828
Net Increase in Net Assets Resulting from Operations	$4,976	$2,955

Net increase in net assets resulting from operations per share:	$0.25	$.42
Weighted average shares of common stock outstanding:	19,697,473	7,055,176
____________________
(1) Certain amounts have been reclassified to conform to the current period's presentation.

(2) Includes Net Profits Interests, Prepayment Penalties not related to loans, Deal Deposit Income and Overriding Royalty Interests.

See notes to financial statements.

PROSPECT CAPITAL CORPORATION
STATEMENTS OF OPERATIONS
(in 000s, except shares and per share data)
(Unaudited)
	Nine Months Ended
	March 31, 2007	March 31, 2006 (1)
Investment Income
Interest income:
Control investments (Net of foreign withholding tax of $112 and $ -, respectively)	$9,455	$3,334
Affiliate investments (Net of foreign withholding tax of $202 and $ -, respectively)	2,837	70
Non-control/Non-affiliate investments	8,656	4,541
Cash equivalents	—	427
Total interest income	20,948	8,372

Dividend income:
Control investments	2,550	2,249
Non-control/Non-affiliate investments	—	300
Money market funds	1,839	150
Total dividend income	4,389	2,699

Other income (2):
Control investments	8	—
Affiliate investments	3	—
Non-control/Non-affiliate investments	1,324	—
Total Other income	1,335	—
Total Investment Income	26,672	11,071

Operating Expenses
Investment advisory fees:
Base management fee (Note 5)	3,715	1,554
Income incentive fee (Note 5)	3,695	1,041
Total investment advisory fees	7,410	2,595

Interest expense and credit facility costs	1,385	12
Chief Compliance Officer and Sub-administration fees	402	244
Legal fees	970	1,501
Valuation services	285	132
Sarbanes-Oxley compliance expenses	46	—
Other professional fees	386	313
Insurance expense	219	269
Directors' fees	175	165
Other general and administrative expenses	612	258
Total Operating Expenses	11,890	5,489

Net Investment Income	14,782	5,582

Net realized gain (loss) on investments	1,949	(18)
Net change in unrealized appreciation (depreciation) on investments	(4,851)	1,392
Net Increase in Net Assets Resulting from Operations	$11,880	$6,956

Net increase in net assets resulting from operations per share:	$0.83	$0.99
Weighted average shares of common stock outstanding:	14,341,811	7,055,125
____________________
(1) Certain amounts have been reclassified to conform to the current period's presentation.

(2) Includes Net Profits Interests, Prepayment Penalties not related to loans, Deal Deposit Income and Overriding Royalty Interests.

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

See notes to financial statements.

PROSPECT CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS
(in 000s, except share data)
(Unaudited)
Nine Months Ended
March 31, 2007		March 31, 2006 (1)
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$11,880	$6,956
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized appreciation (depreciation) on investments	4,851	(1,392)
Net realized gain (loss) on investments	(1,949)	—
Accretion of original issue discount on investments	(1,436)	(487)
Amortization of deferred financing costs	836	—
Change in operating assets and liabilities:
Purchases of investments	(106,846)	(1,414,857)
Sales of investments	28,096	1,413,456
Net investments in money market funds	(97,976)	(7,095)
Increase in interest receivable	(329)	(173)
Increase in dividends receivable	(435)	—
Increase in loan principal receivable	(119)	—
Decrease in receivable for securities sold	369	—
Increase in other receivable	(254)	—
Decrease in due from Gas Solutions Holdings, Inc.	—	201
Decrease (increase) in due from Prospect Administration	28	(28)
Decrease (increase) in due from Prospect Capital Management	5	(5)
Increase in prepaid expenses	(86)	(98)
Decrease in deferred offering costs	32	—
Increase in payable for securities purchased	1,666	—
Increase in due to Prospect Administration	286	—
Increase in due to Prospect Capital Management	2,723	531
Increase (decrease) in accrued expenses	3	(56)
Increase in other current liabilities	442	63

Net Cash Used In Operating Activities	(158,213)	(2,984)

Cash Flows from Financing Activities:
Borrowings under credit facility	(28,500)	—
Net proceeds from issuance of common stock	197,557	—
Increase in deferred financing costs	(868)	(222)
Offering costs from issuance of common stock	(869)	71
Dividends declared and paid	(15,071)	(5,392)

Net Cash Provided By (Used In) Financing Activities	152,249	(5,543)

Net Decrease in Cash	(5,964)	(8,527)
Cash beginning of period	—	9,587

Cash (Bank Overdraft), End of Period	$(5,964)	$1,060

Cash Paid For Interest	$526	$—

Non-Cash Financing Activity:
Shares issued in connection with dividend reinvestment plan	$4,719	$110
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

f) Loans are placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, are likely to remain current. As of March 31, 2007 and March 31, 2006, less than 0.01% and none, respectively, of the Company’s net assets are in non-accrual status.

g) The Company includes Net Profits Interest, Prepayment Penalties not related to loans, Deal Deposit Income and Overriding Royalty Interests as Other Income on the Statement of Operations.

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

Note 10. Selected Quarterly Financial Data (unaudited) (in thousands except per share amounts)

	Investment Income		Net Investment Income (Loss)		Net Realized and Unrealized Gains (Losses)		Net Increase (Decrease) in Net Assets from Operations

Quarter Ended	Total	Per Share*	Total	Per Share*	Total	Per Share*	Total	Per Share*
September 30, 2004	$266	$0.05	$(434)	$ (0.09)	$—	$—	$(434)	$(0.06)
December 31, 2004	2,946	0.42	1,228	0.17	(2)	—	1,226	0.17
March 31, 2005	2,202	0.31	444	0.06	414	0.06	858	0.12
June 30, 2005	2,679	0.38	1,173	0.17	5,928	0.84	7,101	1.01

September 30, 2005	3,109	0.44	1,415	0.20	58	0.01	1,473	0.21
December 31, 2005	3,935	0.56	2,040	0.29	488	0.07	2,528	0.36
March 31, 2006	4,026	0.57	2,126	0.30	829	0.12	2,955	0.42
June 30, 2006	5,799	0.82	2,977	0.42	2,963	0.42	5,940	0.84

September 30, 2006	6,432	0.65	3,274	0.33	690	0.07	3,964	0.40
December 31, 2006	8,171	0.60	4,493	0.33	(1,553)	(0.11)	2,940	0.22
March 31, 2007	12,069	0.61	7,015	0.36	(2,039)	(0.10)	4,976	0.25
____________________

*	Per share amounts are calculated using weighted average shares during period.

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

Financial Condition, Liquidity and Capital Resources

We used cash flows in operating activities totaling $8,191 and $158,213 for the three and nine months ended March 31, 2007, respectively, compared to $2,844 and $2,984 for the three and nine months ended March 31, 2006, respectively. We declared dividends totaling $7,667 for the three months ended March 31, 2007 compared to $2,116 for the three months ended March 31, 2006. In the future, we may continue to fund a portion of our investments through borrowings from banks, issuances of senior securities or secondary offerings. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our objective is to put in place such borrowings in order to expand our portfolio. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 21, 2007.

PROSPECT CAPITAL CORPORATION

By:	/s/ John F. Barry III
John F. Barry III
Chief Executive Officer and Chairman of the Board