Form 10-K
period 2007-06-30
PROSPECT CAPITAL CORP
filed 2007-09-28
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-114552

PROSPECT CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	43-2048643 (I.R.S. Employer Identification No.)

10 East 40th Street New York, New York (Address of principal executive offices)	10016 (Zip Code)

(212) 448-0702
(Registrant’s telephone number, including area code)

________________

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share (Title of each class)	The NASDAQ Stock Market LLC (Name of each exchange where registered)

Securities registered pursuant to Section 12(g) of the Act: None
________________

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

     The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2007 based on the closing price on that date of $17.47 on the NASDAQ Stock Market was $344,036,557. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates.

     As of September 27, 2007, there were 20,021,138 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

     Portions of the Registrant’s definitive Proxy Statement relating to the 2007 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described therein.

PROSPECT CAPITAL CORPORATION
FORM 10-K FOR THE YEAR ENDED JUNE 30, 2007

PART I

     The terms “we,” “us,” “our,” “Company” and “Prospect Capital” refer to Prospect Capital Corporation; “Prospect Management” or the “Investment Adviser” refers to Prospect Capital Management, LLC; “Prospect Administration” or the “Administrator” refers to Prospect Administration, LLC.

Item 1. Business.

General

     Prospect Capital is a financial services company that primarily lends to and invests in middle market privately-held or thinly traded public companies. Prospect Capital, a Maryland corporation, was organized on April 13, 2004 under the name “Prospect Street Energy Corporation” and we changed our name to “Prospect Energy Corporation” on June 23, 2004. On July 27, 2004, the Company completed its initial public offering (“IPO”) and sold 7,000,000 shares of common stock at a price of $15.00 per share, less underwriting discounts and commissions totaling $1.05 per share. Since the IPO, the Company has had an exercise of an over-allotment option with respect to the IPO on August 27, 2004, a public offering on August 10, 2006 and subsequent exercise of an over-allotment option on August 28, 2006, and a public offering on December 13, 2006 and subsequent exercise of an over-allotment option on January 11, 2007. We changed our name to “Prospect Capital Corporation” in May 2007 and at the same time terminated our policy of investing at least 80% of our net assets in energy companies. We are a closed-end investment company that has filed an election to be treated as a business development company under the Investment Company Act of 1940 (the “1940 Act”). Our headquarters are located at 10 East 40th Street, 44th Floor, New York, NY 10016, and our telephone number is (212) 448-0702. Our investment adviser is Prospect Capital Management, LLC.

Our Investment Objective and Policies

     Our investment objective is to generate both current income and long-term capital appreciation through debt and equity investments. We focus on making investments in private and microcap public companies, and many of our investments are in energy companies. Prospect Capital is a non-diversified company within the meaning of the 1940 Act.

     We concentrate on making investments in companies having annual revenues of less than $500 million and participate in transaction sizes of less than $250 million in enterprise value, which we refer to as “target” or “middle market” companies. In most cases, these middle market companies are privately held or have thinly traded public securities at the time we invest in them.

     We seek to maximize returns to our investors by applying rigorous credit analysis and asset-based lending techniques to make and monitor our investments. With respect to our investments in energy companies, we do not invest directly in any energy company exclusively involved in (1) speculative oil and gas exploration, (2) speculative risks or (3) speculative trading in oil, gas and/or other commodities. Some of the energy companies that we do invest in are involved in some exploration or development activity. While the structure of our investments varies, we invest primarily in secured and unsecured senior and subordinated loans, generally referred to as mezzanine loans, which often include equity interests such as warrants or options received in connection with these loans, and dividend-paying equity securities, such as common and preferred stock and convertible securities, of target companies. Our investments primarily range between approximately $5 million and $50 million each, although this investment size may vary proportionately as the size of our capital base changes.

     While our primary focus is on seeking current income through investment in the debt and/or dividend-paying equity securities of privately held or thinly traded public companies and long-term capital appreciation by acquiring accompanying warrants, options or other equity securities of such companies, we may invest up to 30% of the portfolio in opportunistic investments in order to seek enhanced returns for stockholders. Such investments may include investments in the debt and equity instruments of public companies that are not thinly traded. We expect that these public companies generally will have debt securities that are non-investment grade. Within this 30% basket, we may also invest in debt and equity securities of middle-market companies located outside of the United States.

     Our investments include other equity investments, such as warrants, options to buy a minority interest in a portfolio company, or contractual payment rights or rights to receive a proportional interest in the operating cash flow or net income of such company. When determined by the Investment Adviser to be in our best interest, we may acquire a controlling interest in a portfolio company. Any warrants we receive with our debt securities may require only a nominal cost to exercise, and thus, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We have structured, and will continue to structure, some warrants to include provisions protecting our rights as a minority-interest or, if applicable, controlling-interest holder, as well as puts, or rights to sell such securities back to the company, upon the occurrence of specified events. In many cases, we obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights.

     We plan to hold most of our investments to maturity or repayment, but will sell our investments earlier if a liquidity event takes place, such as the sale or recapitalization of a portfolio company, or if we determine a sale of one or more of our investments to be in our best interest.

     We have qualified and elected to be treated for federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a RIC, we generally do not have to pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses.

     For a discussion of the risks inherent in our portfolio investments, see “Risk Factors.”

Industry Sectors

     We invest in a range of industries, and many of our investments have historically been in the energy industry, though we may increase our investment in non-energy sectors if we deem it to be in our best interest. The energy industry consists of companies in the direct energy value chain as well as companies that sell products and services to, or acquire products and services from, the direct energy value chain. In this report, we refer to all of these companies as “energy companies” and assets in these companies as “energy assets.” The categories of energy companies in this chain are described below. The direct energy value chain broadly includes upstream businesses, midstream businesses and downstream businesses:

  Upstream businesses find, develop and extract energy resources, including natural gas, crude oil and coal, which are typically from geological reservoirs found underground or offshore, and agricultural products.

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

Ongoing Relationships with Portfolio Companies

Monitoring

     Prospect Management monitors our portfolio companies on an ongoing basis. Prospect Management will continue to monitor the financial trends of each portfolio company to determine if it is meeting its business plan and to assess the appropriate course of action for each company.

     Prospect Management employs several methods of evaluating and monitoring the performance and value of our investments, which often include, but are not limited to, the following:

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

Valuation Process

     In calculating the value of our total assets, we value investments for which market quotations are readily available at such market quotations. Debt and equity securities whose market prices are not readily available are valued at fair value as determined in good faith by our Board of Directors. With respect to private equity securities, each investment is valued using a number of valuation metrics, including comparisons of financial ratios of the portfolio companies that issued such private equity securities to peer companies that are public and the discounted cash flow method. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we will use the pricing indicated by the external event in reviewing and determining our private equity valuation. Because there is not a readily available market value for most of the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our Board under a valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments, and the differences could be material.

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

  an independent valuation firm engaged by our Board of Directors determines preliminary valuations for each portfolio company based on financial information received from the portfolio companies and provides the Board with a recommended valuation or a valuation range for each portfolio company;

  each portfolio company is also valued by the investment professionals of our Investment Adviser;

  preliminary valuation conclusions are then documented and discussed with our senior management;
  the Audit Committee of our Board of Directors reviews the preliminary valuations, and our Investment Adviser and, as circumstances require, our independent valuation firm respond and supplement the preliminary valuations to reflect any comments provided by the Audit Committee; and

  the Board of Directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of our Investment Adviser, independent valuation firm and Audit Committee.

     For a discussion of the risks inherent in determining the value of securities for which readily available market values do not exist, see “Risk Factors—Many of our portfolio investments are recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is uncertainty as to the value of our portfolio investments.”

Managerial Assistance

     As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We may receive fees for these services. Such fees may not always qualify as “good income” for purposes of the 90% income test that we must meet each year to qualify as a registered investment company or “RIC.” Prospect Administration, LLC (“Prospect Administration”) provides such managerial assistance on our behalf to portfolio companies and is compensated therefor when we are required to provide this assistance.

Business –Factors That May Affect Future Results

     Factors that may affect future results include, but are not limited to, general economic conditions, interest rates, commodity prices, financial market conditions, supply of and demand for particular services or products, the market position of individual companies, the level of competition in regional and global markets, and other factors. As illustrated by recent convulsions in the market for subprime loans, and mortgage securities generally, the market for any security is subject to volatility; the loans and securities purchased by Prospect Capital and issued by Prospect Capital are no exception to this fundamental investment truism, that prices will fluctuate, although Prospect Capital lacks any material exposure to the subprime and mortgage markets. Please see our discussion under “Risks Factors” below.

Our Investment Adviser

     Prospect Management is a Delaware limited liability corporation that is registered as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act). The principal executive offices of Prospect Management are 10 East 40th Street, 44th Floor, New York, NY 10016. We depend on the diligence, skill and network of business contacts of the senior management of our Investment Adviser. We also depend, to a significant extent, on our Investment Adviser’s investment professionals and the information and deal flow generated by those investment professionals in the course of their investment and portfolio management activities. The Investment Adviser’s senior management team evaluates, negotiates, structures, closes, monitors and services our investments. Our future success depends to a significant extent on the continued service of the senior management team, particularly John F. Barry III and M. Grier Eliasek. The departure of any of the senior managers of our Investment Adviser could have a material adverse effect on our ability to achieve our investment objectives. In addition, we can offer no assurance that Prospect Management will remain our Investment Adviser or that we will continue to have access to its investment professionals or its information and deal flow.

Investment Advisory Agreement

Terms

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

     Prospect Management’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. For providing these services the Investment Adviser receives a fee from Prospect Capital, consisting of two components--a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.00% on Prospect Capital’s gross assets (including amounts borrowed). For services rendered under the Investment Advisory Agreement during the period commencing from the closing of Prospect Capital’s initial public offering through and including the first six months of operations, the base management fee was payable monthly in arrears. For services currently rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of Prospect Capital’s gross assets at the end of the two most recently completed calendar quarters (the closing of Prospect Capital’s initial public offering was treated as a quarter end for these purposes) and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial month or quarter are appropriately pro rated. The Investment Adviser had previously voluntarily agreed to waive 0.5% of the base management fee if in the future the average amount of our gross assets for each of the two most recently completed calendar quarters, appropriately adjusted for any share issuances, repurchases or other transactions during such quarters, exceeds $750,000,000, for that portion of the average amount of our gross assets that exceeds $750,000,000. The voluntary agreement by the Investment Adviser for such waiver for each fiscal quarter after December 31, 2007 has been terminated by the Investment Adviser.

     The incentive fee has two parts. The first part, the income incentive fee, is calculated and payable quarterly in arrears based on Prospect Capital’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees and other fees that Prospect Capital receives from portfolio companies) accrued during the calendar quarter, minus Prospect Capital’s operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement described below, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment in kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of Prospect Capital’s net assets at the end of the immediately preceding calendar quarter, is compared to a “hurdle rate” of 1.75% per quarter (7.00% annualized). Previously, our Investment Adviser had voluntarily agreed that for each fiscal quarter from January 1, 2005 to March 31, 2007, the quarterly hurdle rate was to be equal to the greater of (a) 1.75% and (b) a percentage equal to the sum of 25.0% of the daily average of the “quoted treasury rate” for each month in the immediately preceding two quarters plus 0.50%. “Quoted treasury rate” means the yield to maturity (calculated on a semi-annual bond equivalent basis) at the time of computation for Five Year U.S. Treasury notes with a constant maturity (as compiled and published in the most recent Federal Reserve Statistical Release H). These calculations were to be appropriately pro rated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter. The voluntary agreement by the Investment Adviser that the hurdle rate be fluctuating for each fiscal quarter after January 1, 2005 (as discussed above) was terminated by the Investment Adviser as of the June 30, 2007, quarter. The investment adviser had also voluntarily agreed that, in the event it is paid an incentive fee at a time when our common stock is trading at a price below $15 per share for the immediately preceding 30 days (as adjusted for stock splits, recapitalizations and other transactions), it will cause the amount of such incentive fee payment to be held in an escrow account by an independent third party, subject to applicable regulations. The Investment Adviser had further agreed that this amount may not be drawn upon by the Investment Adviser or any affiliate or any other third party until such time as the price of our common stock achieves an average 30 day closing price of at least $15 per share. The Investment Adviser also had voluntarily agreed to cause 30% of any incentive fee that it is paid and that is not otherwise held in escrow to be invested in shares of our common stock through an independent trustee. Any sales of such stock were to comply with any applicable six month holding period under Section 16(b) of the Securities Act and all other restrictions contained in any law or regulation, to the fullest extent applicable to any such sale. These two voluntary agreements by the Investment Adviser have been terminated by the Investment Adviser for all incentive fees after December 31, 2007.

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

  100.00% of Prospect Capital’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 125.00% of the quarterly hurdle rate in any calendar quarter (8.75% annualized with a 7.00% annualized hurdle rate); and

  20.00% of the amount of Prospect Capital’s pre-incentive fee net investment income, if any, that exceeds 125.00% of the quarterly hurdle rate in any calendar quarter (8.75% annualized with a 7.00% annualized hurdle rate).

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

Examples of Quarterly Incentive Fee Calculation

Example 1: Income Incentive Fee (*):

Alternative 1

Assumptions

Investment income (including interest, dividends, fees, etc.) = 1.25%

Hurdle rate(1) = 1.75%

Base management fee(2) = 0.50%

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%

Pre-incentive fee net investment income (investment income - (base management fee + other expenses)) = 0.55%

Pre-incentive net investment income does not exceed hurdle rate, therefore there is no income incentive fee.

Alternative 2

Assumptions

Investment income (including interest, dividends, fees, etc.) = 2.70%

Hurdle rate(1) = 1.75%

Base management fee(2) = 0.50%

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%

Pre-incentive fee net investment income (investment income - (base management fee + other expenses)) = 2.00%

Pre-incentive net investment income exceeds hurdle rate, therefore there is an income incentive fee payable by us to our Investment Adviser.

Income incentive Fee = 100% × “Catch Up” + the greater of 0% AND (20% × (pre-incentive fee net investment income - 2.1875%)

= (100% × (2.00% – 1.75%)) + 0%

= 100% × 0.25% + 0%

= 0.25%

Alternative 3

Assumptions

Investment income (including interest, dividends, fees, etc.) = 3.00%

Hurdle rate(1) = 1.75%

Base management fee(2) = 0.50%

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%

Pre-incentive fee net investment income (investment income - (base management fee + other expenses)) = 2.30%

Pre-incentive net investment income exceeds hurdle rate, therefore there is an income incentive fee payable by us to our Investment Adviser.

Income incentive Fee = 100% × “Catch Up” + the greater of 0% AND (20% × (pre-incentive fee net investment income - 2.1875%)

= (100% × (2.1875% – 1.75%)) + the greater of 0% AND (20% × (2.30% – 2.1875%))

= (100% × 0.4375%) + (20% × 0.1125%)

= 0.4375% + 0.0225%

= 0.46%

(1) Represents 7% annualized hurdle rate.

(2) Represents 2% annualized base management fee.

(3) Excludes organizational and offering expenses.

(*) The hypothetical amount of pre-incentive fee net investment income shown is based on a percentage of total net assets.

Example 2: Capital Gains Incentive Fee:

Alternative 1

Assumptions

  Year 1: $20 million investment made

  Year 2: Fair market value (“FMV”) of investment determined to be $22 million

  Year 3: FMV of investment determined to be $17 million

  Year 4: Investment sold for $21 million

The impact, if any, on the capital gains portion of the incentive fee would be:

  Year 1: No impact

  Year 2: No impact

  Year 3: Reduce base amount on which the second part of the incentive fee is calculated by $3 million

  Year 4: Increase base amount on which the second part of the incentive fee is calculated by the realized gain of $1 million based on the sale at $21 million plus that portion, if any, of the $3 million unrealized loss in year 3 that was used to reduce the incentive fee paid in year 3.

Alternative 2

Assumptions

  Year 1: $20 million investment made

  Year 2: FMV of investment determined to be $17 million

  Year 3: FMV of investment determined to be $17 million

  Year 4: FMV of investment determined to be $21 million

  Year 5: FMV of investment determined to be $18 million

  Year 6: Investment sold for $15 million

The impact, if any, on the capital gains portion of the incentive fee would be:

  Year 1: No impact

  Year 2: Reduce base amount on which the second part of the incentive fee is calculated by $3 million

  Year 3: No impact

  Year 4: No impact

  Year 5: No impact

  Year 6: Reduce base amount on which the second part of the incentive fee is calculated by $2 million plus the amount, if any, of the unrealized capital depreciation from Year 2 that did not actually reduce the incentive fee that would otherwise have been payable to the Investment Adviser in prior years

Alternative 3

Assumptions

  Year 1: $20 million investment made in company A (“Investment A”), and $20 million investment made in company B (“Investment B”)

  Year 2: FMV of Investment A is determined to be $21 million, and Investment B is sold for $18 million

  Year 3: Investment A is sold for $23 million

The impact, if any, on the capital gains portion of the incentive fee would be:

  Year 1: No impact

  Year 2: Reduce base amount on which the second part of the incentive fee is calculated by $2 million (realized capital loss on Investment B)

  Year 3: Increase base amount on which the second part of the incentive fee is calculated by $3 million (realized capital gain on Investment A)

Alternative 4

Assumptions

  Year 1: $20 million investment made in company A (“Investment A”), and $20 million investment made in company B (“Investment B”)

  Year 2: FMV of Investment A is determined to be $21 million, and FMV of Investment B is determined to be $17 million

  Year 3: FMV of Investment A is determined to be $18 million, and FMV of Investment B is determined to be $18 million

  Year 4: FMV of Investment A is determined to be $19 million, and FMV of Investment B is determined to be $21 million

  Year 5: Investment A is sold for $17 million, and Investment B is sold for $23 million

The impact, if any, on the capital gains portion of the incentive fee would be:

  Year 1: No impact

  Year 2: Reduce base amount on which the second part of the incentive fee is calculated by $3 million (unrealized capital depreciation on Investment B)

  Year 3: Reduce base amount on which the second part of the incentive fee is calculated by $2 million (unrealized capital depreciation on Investment A)

  Year 4: No impact

  Year 5: Increase base amount on which the second part of the incentive fee is calculated by $5 million ($6 million of realized capital gain on Investment B partially offset by $1 million of realized capital loss on Investment A) less the amount, if any, of the unrealized capital depreciation on Investment A from Year 3 and the unrealized capital depreciation on Investment B from Year 2 that did not actually reduce the incentive fees that would otherwise have been payable to the Investment Adviser in prior years.

Duration and Termination

     The Investment Advisory Agreement was originally approved by our Board of Directors on June 23, 2004 and was recently re-approved by the Board of Directors on June 18, 2007 for an additional one year term expiring June 22, 2008. Unless terminated earlier as described below, it will remain in effect from year to year thereafter if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon not more than 60 days’ written notice to the other. See “Risk factors—Risks relating to our business and structure—We are dependent upon Prospect Management’s key management personnel for our future success.”

Indemnification

     The Investment Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, Prospect Management and its officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from Prospect Capital for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of Prospect Management’s services under the Investment Advisory Agreement or otherwise as an investment adviser of Prospect Capital.

Administration Agreement

     Prospect Capital has also entered into an Administration Agreement with Prospect Administration under which Prospect Administration, among other things, provides (or arranges for the provision of) administrative services and facilities for Prospect Capital. For providing these services, Prospect Capital reimburses Prospect Administration for Prospect Capital’s allocable portion of overhead incurred by Prospect Administration in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of our chief compliance officer and chief financial officer and their respective staffs. Under this agreement, Prospect Administration furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Prospect Administration also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Prospect Administration assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, Prospect Administration also provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Prospect Administration is a wholly owned subsidiary of our Investment Adviser.

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

     Prospect Administration, pursuant to the approval of our Board of Directors, has engaged Vastardis Fund Services LLC (“Vastardis”) to serve as the sub-administrator of Prospect Capital to perform certain services required of Prospect Administration. This engagement began in May 2005 and ran on a month-to-month basis at the rate of $25,000 annually, payable monthly. Under the sub-administration agreement, Vastardis provides Prospect Capital with office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities. Vastardis also conducts relations with custodians, depositories, transfer agents, dividend disbursing agents, other stockholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable. Vastardis provides reports to the Administrator and the Directors of its performance of obligations and furnishes advice and recommendations with respect to such other aspects of the business and affairs of Prospect Capital as it shall determine to be desirable. Under the revised and renewed sub-administration agreement, Vastardis also provides the service of William E. Vastardis as the Chief Financial Officer (“CFO”) of the Fund. This service was formerly provided at the rate of $225,000 annually, payable monthly. In May 2006, the engagement was revised and renewed as an asset-based fee on a sliding scale starting at 0.20% on the first $250 million in gross assets and ending at 0.05% on gross assets over $1 billion with a $400,000 annual minimum, payable monthly. Vastardis does not provide any advice or recommendation relating to the securities and other assets that Prospect Capital should purchase, retain or sell or any other investment advisory services to Prospect Capital. Vastardis is responsible for the financial and other records that either Prospect Capital (or the Administrator on behalf of Prospect Capital) is required to maintain and prepares reports to stockholders, and reports and other materials filed with the Securities and Exchange Commission. In addition, Vastardis assists Prospect Capital in determining and publishing Prospect Capital’s net asset value, overseeing the preparation and filing of Prospect Capital’s tax returns, and the printing and dissemination of reports to stockholders of Prospect Capital, and generally overseeing the payment of Prospect Capital’s expenses and the performance of administrative and professional services rendered to Prospect Capital by others.

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

Payment of Our Expenses

     All investment professionals of the Investment Adviser and its respective staff, when and to the extent engaged in providing investment advisory and management services, and the compensation and routine overhead expenses of such personnel allocable to such services, will be provided and paid for by the Investment Adviser. We bear all other costs and expenses of our operations and transactions, including those relating to: organization and offering; calculation of our net asset value (including the cost and expenses of any independent valuation firm); expenses incurred by Prospect Management payable to third parties, including agents, consultants or other advisers (such as independent valuation firms, accountants and legal counsel), in monitoring our financial and legal affairs and in monitoring our investments and performing due diligence on our prospective portfolio companies; interest payable on debt, if any, and dividends payable on preferred stock, if any, incurred to finance our investments; offerings of our debt, our preferred shares, our common stock and other securities; investment advisory fees; fees payable to third parties, including agents, consultants or other advisors, relating to, or associated with, evaluating and making investments; transfer agent and custodial fees; registration fees; listing fees; taxes; independent directors’ fees and expenses; costs of preparing and filing reports or other documents with the Securities and Exchange Commission (the “SEC”); the costs of any reports, proxy statements or other notices to stockholders, including printing costs; our allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; direct costs and expenses of administration, including auditor and legal costs; and all other expenses incurred by us, by our Investment Adviser or by Prospect Administration in connection with administering our business, such as our allocable portion of overhead under the administration agreement, including rent and our allocable portion of the costs of our chief compliance officer and chief financial officer and their respective staffs under the sub-administration agreement, as further described below.

License Agreement

     We entered into a license agreement with Prospect Management, pursuant to which Prospect Management agreed to grant us a nonexclusive, royalty free license to use the name “Prospect Capital.” Under this agreement, we have a right to use the Prospect Capital name, for so long as Prospect Management or one of its affiliates remains our Investment Adviser. Other than with respect to this limited license, we have no legal right to the Prospect Capital name. This license agreement will remain in effect for so long as the Investment Advisory Agreement with our Investment Adviser is in effect.

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

     It is expected that most of the investments in the Company’s portfolio will not have readily available market values. Debt and equity securities whose market price is not readily available are valued at fair value, with the assistance of an independent valuation service, using a valuation policy and a consistently applied valuation process which is under the direction of our Board of Directors. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments, and the differences could be material. For a discussion of the risks inherent in determining the value of securities for which readily available market values do not exist, see “Risk Factors—Most of our portfolio investments are recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is uncertainty as to the value of our portfolio investments.”

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

     As part of the fair valuation process, the Audit Committee reviews the preliminary evaluations prepared by the independent valuation firm engaged by the Board of Directors, as well as management’s valuation recommendations. Management and the independent valuation firm may adjust their preliminary evaluations to reflect comments provided by the Audit Committee. The Audit Committee reviews the final valuation report and management’s valuation recommendations and makes a recommendation to the Board of Directors based on its analysis of the methodologies employed and the various weights that should be accorded to each portion of the valuation as well as factors that the independent valuation firm and management may not have included in their evaluation processes. The Board of Directors then evaluates the Audit Committee recommendations and undertakes a similar analysis to determine the fair value of each investment in the portfolio in good faith.

     Determination of fair values involves subjective judgments and estimates. Accordingly, under current accounting standards, the notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

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

     We may use primarily newly issued shares to implement the plan, whether our shares are trading at a premium or at a discount to net asset value. However, we reserve the right to purchase shares in the open market in connection with our implementation of the plan. The number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the dividend payable to such stockholder by the market price per share of our common stock at the close of regular trading on The NASDAQ Stock Market on the valuation date for such dividend. If we use newly-issued shares to implement the plan, the valuation date will not be earlier than the last day that stockholders have the right to elect to receive cash in lieu of shares. Market price per share on that date will be the closing price for such shares on The NASDAQ Stock Market or, if no sale is reported for such day, at the average of their reported bid and asked prices. The number of shares of our common stock to be outstanding after giving effect to payment of the dividend cannot be established until the value per share at which additional shares will be issued has been determined and elections of our stockholders have been tabulated.

     There are no brokerage charges or other charges to stockholders who participate in the plan. The plan administrator’s fees under the plan are paid by us. If a participant elects by written notice to the plan administrator to have the plan administrator sell part or all of the shares held by the plan administrator in the participant’s account and remit the proceeds to the participant, the plan administrator is authorized to deduct a $15 transaction fee plus a $0.10 per share brokerage commissions from the proceeds.

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

     Stockholders who purchased their shares through or hold their shares in the name of a broker or financial institution should consult with a representative of their broker or financial institution with respect to their participation in our dividend reinvestment plan. Such holders of our stock may not be identified as our registered stockholders with the plan administrator and may not automatically have their cash dividend reinvested in shares of our common stock administrator.

Tax Considerations

Election to be Taxed as a RIC

     As a business development company, we have qualified and elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally are not subject to corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

Taxation as a RIC

     Provided that we qualify as a RIC and satisfy the Annual Distribution Requirement, we will not be subject to federal income tax on the portion of our investment company taxable income and net capital gain (i.e., net long-term capital gains in excess of net short-term capital losses) we timely distribute to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.

     We will be subject to a 4% non-deductible federal excise tax on certain undistributed income of RICs unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in preceding years. We currently intend to make sufficient distributions each taxable year such that we will not be subject to federal income or excise taxes on our net income.

     In order to qualify as a RIC for federal income tax purposes, we must, among other things:

  qualify to be treated as a business development company under the 1940 Act at all times during each taxable year;

  derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities and net income derived from an interest in a “qualified publicly traded partnership” (as defined in the Code) (the “90% Income Test”); and

  diversify our holdings so that at the end of each quarter of the taxable year: at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer (which for these purposes includes the equity securities of a “qualified publicly traded partnership”); and

  diversify our holdings so that no more than 25% of the value of our assets is invested in the securities, other than U.S. Government securities or securities of other RICs, (i) of one issuer (ii) of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) of one or more “qualified publicly traded partnerships” (the “Diversification Tests”).

     To the extent that we invest in entities treated as partnerships for federal income tax purposes (other than a “qualified publicly traded partnership”), we generally must include the items of gross income derived by the partnerships for purposes of the 90% Income Test, and the income that is derived from a partnership (other than a “qualified publicly traded partnership”) will be treated as qualifying income for purposes of the 90% Income Test only to the extent that such income is attributable to items of income of the partnership which would be qualifying income if realized by us directly. In addition, we generally must take into account our proportionate share of the assets held by partnerships (other than a “qualified publicly traded partnership”) in which we are a partner for purposes of the Diversification Tests.

     In order to meet the 90% Income Test, we may establish one or more special purpose corporations to hold assets from which we do not anticipate earning dividend, interest or other qualifying income under the 90% Income Test. Any such special purpose corporation would generally be subject to U.S. federal income tax, and could result in a reduced after-tax yield on the portion of our assets held there.

     We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with payment-in-kind interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.

     Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.

     Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Regulation—Senior securities.” Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

     If we fail to satisfy the Annual Distribution Requirement or otherwise fail to qualify as a RIC in any taxable year, we will be subject to tax in that year on all of our taxable income, regardless of whether we make any distributions to our stockholders. In that case, all of such income will be subject to corporate-level federal income tax, reducing the amount available to be distributed to our stockholders. See “Failure to Obtain RIC Tax Treatment” below. In contrast, assuming we qualify as a RIC, our corporate-level federal income tax should be substantially reduced or eliminated. See “Election to be taxed as a RIC” above.

     Certain of our investment practices may be subject to special and complex federal income tax provisions that may, among other things, (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (ii) convert lower taxed long-term capital gain into higher taxed short-term capital gain or ordinary income, (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (iv) cause us to recognize income or gain without a corresponding receipt of cash, (v) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur (vi) adversely alter the characterization of certain complex financial transactions, and (vii) produce income that will not be qualifying income for purposes of the 90% Income Test. We will monitor our transactions and may make certain tax elections in order to mitigate the effect of these provisions.

     To the extent that we invest in equity securities of entities that are treated as partnerships for federal income tax purposes, the effect of such investments for purposes of the 90% Income Test and the Diversification Tests will depend on whether the partnership is a “qualified publicly traded partnership” or not. If the partnership is a “qualified publicly traded partnership,” the net income derived from such investments will be qualifying income for purposes of the 90% Income Test and will be “securities” for purposes of the Diversification Tests, as described above. If the partnership, however, is not treated as a “qualified publicly traded partnership,” then the consequences of an investment in the partnership will depend upon the amount and type of income and assets of the partnership allocable to us. The income derived from such investments may not be qualifying income for purposes of the 90% Income Test and, therefore, could adversely affect our qualification as a RIC. We intend to monitor our investments in equity securities of entities that are treated as partnerships for federal income tax purposes to prevent our disqualification as a RIC.

     We may invest in preferred securities or other securities the federal income tax treatment of which may not be clear or may be subject to recharacterization by the IRS. To the extent the tax treatment of such securities or the income from such securities differs from the expected tax treatment, it could affect the timing or character of income recognized, requiring us to purchase or sell securities, or otherwise change our portfolio, in order to comply with the tax rules applicable to RICs under the Code.

Failure to Obtain RIC Tax Treatment

     If we were unable to obtain tax treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions would generally be taxable to our stockholders as ordinary dividend income eligible for the 15% maximum rate to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain.

Regulation as a Business Development Company

General

     We are a closed-end, non-diversified investment company that has filed an election to be treated as a business development company under the 1940 Act and has elected to be treated as a RIC under Subchapter M of the Code. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities.

     We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate and other market fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investment. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act.

Under these limits, we generally cannot acquire more than 3% of the voting stock of any registered investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of these policies are fundamental and may be changed without stockholder approval.

Qualifying Assets

     Under the 1940 Act, a business development company may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

(1)	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An “eligible portfolio company” is defined in the 1940 Act as any issuer which:

	(a)	is organized under the laws of, and has its principal place of business in, the United States;

	(b)	is not an investment company (other than a small business investment company wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

	(c)	satisfies any of the following:

		1.	does not have any class of securities with respect to which a broker or dealer may extend margin credit;

		2.	is controlled by a business development company or a group of companies including a business development company and the business development company has an affiliated person who is a director of the eligible portfolio company; or

		3.	is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

(2)	Securities of any eligible portfolio company which we control.

(3)	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing agreements.

(4)	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

(5)	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(6)	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

     In addition, a business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

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

Temporary Investments

     Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, including money market funds, U.S. government securities or high quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests in order to qualify as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

     We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors.”

Investment Concentration

     Our investment objective is to generate both current income and long-term capital appreciation through debt and equity investments. Many of our investments are in the energy sector.

Compliance Policies and Procedures

     We and our Investment Adviser have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws, and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation, and to designate a Chief Compliance Officer to be responsible for administering the policies and procedures. William E. Vastardis serves as Chief Compliance Officer for Prospect Capital.

Proxy Voting Policies and Procedures

     We have delegated our proxy voting responsibility to Prospect Management. The guidelines are reviewed periodically by Prospect Management and if required, our independent directors, and, accordingly, are subject to change. As an investment adviser registered under the Advisers Act, Prospect Management has a fiduciary duty to act in the best interests of its clients. As part of this duty, Prospect Management recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients.

     Stockholders may obtain information about how Prospect Management voted proxies on our behalf by making a written request for proxy voting information to: Compliance Officer, Prospect Capital Management, LLC, 10 East 40th Street, 44th Floor, New York, NY 10016.

Sarbanes-Oxley Act of 2002

     The Sarbanes-Oxley Act of 2002 imposes a variety of regulatory requirements on publicly-held companies. In addition to our Chief Executive and Chief Financial Officers’ required certifications as to the accuracy of our financial reporting, we are also required to disclose the effectiveness of our disclosure controls and procedures as well as report on our assessment of our internal controls over financial reporting, the latter of which must be audited by our independent registered public accounting firm.

     The Sarbanes-Oxley Act also requires us to continually review our policies and procedures to ensure that we remain in compliance with all rules promulgated under the Act.

Available Information

     We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). This information is available free of charge by contacting us at 10 East 40th Street, 44th floor, New York, NY 10016 or by telephone at toll-free (888) 748-0702. You may inspect and copy these reports, proxy statements and other information, as well as the registration statement and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. The SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC which are available on the SEC’s Internet site at http://www.sec.gov. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following E-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, Washington, D.C. 20549-0102.

Item 1A. Risk Factors.

     Investing in our securities involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before you decide whether to make an investment in our securities. The risks set out below are not the only risks we face. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our common stock could decline, or the value of our preferred stock, debt securities or warrants may decline, and you may lose all or part of your investment.

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

     The 1940 Act imposes numerous constraints on the operations of business development companies. For example, business development companies are required to invest at least 70% of their total assets primarily in securities of privately held or thinly traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Our Investment Adviser’s and its senior management’s limited experience in managing a portfolio of assets under such constraints may hinder their ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective. In addition, our investment strategies differ in some ways from those of other investment funds that have been managed in the past by the investment professionals.

We are a relatively new company with limited operating history.

     We were incorporated in April 2004 and have conducted investment operations since July 2004. We are subject to all of the business risks and uncertainties associated with any new business enterprise, including the risk that we may not achieve our investment objective and that the value of your investment in us could decline substantially or fall to zero. We completed our initial public offering on July 27, 2004. As of June 30, 2007, we continue to pursue our investment strategy and 88.7% of our portfolio is invested in long-term investments, with the remainder invested in money market securities. Dividends that we pay prior to being fully invested may be substantially lower than the dividends that we expect to pay when our portfolio is fully invested. If we do not realize yields in excess of our expenses, we may incur operating losses and the market price of our shares may decline.

Our financial condition and results of operations will depend on our ability to manage our future growth effectively.

     Prospect Management has been registered as an investment adviser since March 31, 2004, and Prospect Capital has been organized as a closed-end investment company since April 13, 2004. As such, each entity is subject to the business risks and uncertainties associated with any young business enterprise, including the limited experience in managing or operating a business development company under the 1940 Act. Our ability to achieve our investment objective depends on our ability to grow, which depends, in turn, on our Investment Adviser’s ability to continue to identify, analyze, invest in and monitor companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our Investment Adviser’s structuring of investments, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. As we grow, we and Prospect Management need to continue to hire, train, supervise and manage new employees. Failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly competitive market for investment opportunities.

     A large number of entities compete with us to make the types of investments that we make in target companies. We compete with other business development companies, public and private funds, commercial and investment banks and commercial financing companies. Additionally, because competition for investment opportunities generally has increased among alternative investment vehicles, such as hedge funds, those entities have begun to invest in areas they have not traditionally invested in, including investments in middle-market companies. As a result of these new entrants, competition for investment opportunities at middle-market companies has intensified and we expect that trend to continue.

     Many of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of existing and increasing competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

     We do not seek to compete primarily based on the interest rates that we offer, and we believe that some of our competitors make loans with interest rates that are comparable to or lower than the rates we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we match our competitors’ pricing, terms and structure, we may experience decreased net interest income and increased risk of credit loss.

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

     As a business development company regulated under provisions of the 1940 Act, we are not generally able to issue and sell our common stock at a price below the current net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of our common stock in a rights offering to our stockholders or if (1) our Board of Directors determines that such sale is in the Company’s and our stockholders’ best interests, (2) our stockholders approve the sale of our common stock at a price that is less than the current net asset value (which our stockholders have done for the period through November 29, 2007), and (3) the price at which our common stock is to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such securities (less any sales load).

     In addition, we may securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly owned subsidiary and contribute a pool of loans to such subsidiary. This could include the sale of interests in the loans by the subsidiary on a non-recourse basis to purchasers who we would expect to be willing to accept a lower interest rate to invest in investment grade loan pools. We would retain a portion of the equity in the securitized pool of loans. An inability to successfully securitize our loan portfolio could limit our ability to grow our business and fully execute our business strategy, and could decrease our earnings, if any. Moreover, the successful securitization of our loan portfolio might expose us to losses because the residual loans in which we do not sell interests may tend to be those that are riskier and more likely to generate losses.

If we fail to qualify as a RIC, we will have to pay corporate-level taxes on our income, and our income available for distribution would be reduced.

     To maintain our qualification as a RIC under the Code, and obtain RIC tax treatment, we must meet certain source of income, asset diversification and annual distribution requirements. The annual distribution requirement for a RIC is satisfied if we distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders on an annual basis. Because we expect to use debt financing in the future, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants that could, under certain circumstances, restrict us from making distributions necessary to qualify for RIC tax treatment. If we are unable to obtain cash from other sources, we may fail to qualify for RIC tax treatment and, thus, may be subject to corporate-level income tax. To maintain our qualification as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments are in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason or become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the actual amount of our distributions. Such a failure would have a material adverse effect on us and our shares. For additional information regarding asset coverage ratio and RIC requirements, see “Regulation—Senior securities” and “Material U.S. federal income tax considerations.”

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

     Since in some cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty meeting the tax requirement to distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to maintain RIC tax treatment. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify for RIC treatment and thus become subject to corporate-level income tax. See “Material U.S. federal income tax considerations—Taxation as a RIC.”

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

     We need additional capital to fund growth in our investments. A reduction in the availability of new capital could limit our ability to grow. We must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our shareholders to maintain our RIC status. As a result, such earnings are not available to fund investment originations. We have sought additional capital by borrowing from financial institutions and may issue debt securities or additional equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. In addition, as a business development company, we are generally required to maintain a ratio of at least 200% of total assets to total borrowings, which may restrict our ability to borrow in certain circumstances.

Most of our portfolio investments are recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is uncertainty as to the value of our portfolio investments.

     A large percentage of our portfolio investments consist of securities of privately held or thinly traded public companies. The fair value of these securities is often not readily determinable. The determination of fair value, and thus the amount of unrealized losses we may incur in any year, is to a degree subjective, and the Investment Adviser has a conflict of interest in making the determination. We value these securities quarterly at fair value as determined in good faith by our Board of Directors based on input from our Investment Adviser, a third party independent valuation firm and our audit committee. Our Board of Directors utilizes the services of an independent valuation firm to aid it in determining the fair value of any securities. The types of factors that may be considered in fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate over short periods of time and may be based on estimates. The determinations of fair value by our Board of Directors may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if the determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

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

     We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest or dividend rates payable on the debt or equity securities we acquire, the default rate on debt securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets, the seasonality of the energy industry, weather patterns, changes in energy prices and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Potential conflicts of interest could impact our investment returns.

     Our executive officers and directors, and the executive officers of our Investment Adviser, Prospect Management, may serve as officers, directors or principals of entities that operate in the same or related lines of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. Nevertheless, it is possible that new investment opportunities that meet our investment objective may come to the attention of one of these entities in connection with another investment advisory client or program, and, if so, such opportunity might not be offered, or otherwise made available, to us. However, as an investment adviser, Prospect Management has a fiduciary obligation to act in the best interests of its clients, including us. To that end, if Prospect Management or its affiliates manage any additional investment vehicles or client accounts in the future, Prospect Management will endeavor to allocate investment opportunities in a fair and equitable manner over time so as not to discriminate unfairly against any client. If Prospect Management chooses to establish another investment fund in the future, when the investment professionals of Prospect Management identify an investment, they will have to choose which investment fund should make the investment.

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

     Prospect Management receives a quarterly income incentive fee based, in part, on our pre-incentive fee net investment income, if any, for the immediately preceding calendar quarter. This income incentive fee is subject to a fixed quarterly hurdle rate before providing an income incentive fee return to the Investment Adviser. To the extent we or Prospect Management are able to exert influence over our portfolio companies, the income incentive fee may provide Prospect Management with an incentive to induce our portfolio companies to accelerate or defer interest or other obligations owed to us from one calendar quarter to another. This fixed hurdle rate was determined when then current interest rates were relatively low on a historical basis. Thus, if interest rates rise, it would become easier for our investment income to exceed the hurdle rate and, as a result, more likely that our Investment Adviser will receive an income incentive fee than if interest rates on our investments remained constant or decreased. Subject to the receipt of any requisite shareholder approval under the 1940 Act, our Board of Directors may readjust the hurdle rate by amending the Investment Advisory Agreement.

     The income incentive fee payable by Prospect Capital is computed and paid on income that may include interest that has been accrued but not yet received in cash. If a portfolio company defaults on a loan that has a deferred interest feature, it is possible that interest accrued under such loan that has previously been included in the calculation of the income incentive fee will become uncollectible. If this happens, our Investment Adviser is not required to reimburse us for any such income incentive fee payments. If we do not have sufficient liquid assets to pay this incentive fee or distributions to stockholders on such accrued income, we may be required to liquidate assets in order to do so. This fee structure could give rise to a conflict of interest for our Investment Adviser to the extent that it may encourage the Investment Adviser to favor debt financings that provide for deferred interest, rather than current cash payments of interest. In addition, the amount of the Investment Adviser’s compensation under the incentive fee due, is affected in part, by the amount of unrealized depreciation accrued by the Company.

     We have entered into a royalty-free license agreement with Prospect Management. Under this agreement, Prospect Management agrees to grant us a non-exclusive license to use the name “Prospect Capital.” Under the license agreement, we have the right to use the “Prospect Capital” name for so long as Prospect Management or one of its affiliates remains our Investment Adviser. In addition, we rent office space from Prospect Administration, an affiliate of Prospect Management, and pay Prospect Administration our allocable portion of overhead and other expenses incurred by Prospect Administration in performing its obligations as Administrator under the administration agreement, including rent and our allocable portion of the costs of our chief financial officer and chief compliance officer and their respective staffs. This may create conflicts of interest that our Board of Directors monitors.

Changes in laws or regulations governing our operations may adversely affect our business.

     We and our portfolio companies are subject to regulation by laws at the local, state and federal levels. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, changes in these laws or regulations could have a material adverse effect on our business. For additional information regarding the regulations we are subject to, see “Regulation.”

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

     Our portfolio is concentrated in a limited number of portfolio companies in the energy industry, which subject us to a risk of significant loss if any of these companies defaults on its obligations under any of the securities that we hold or if the energy industry experiences a downturn.

     As of June 30, 2007, we had invested in 24 companies in the energy industry (including a net profits interest in Charlevoix Energy Trading LLC). A consequence of this lack of diversification is that the aggregate returns we realize may be significantly adversely affected if a small number of such investments perform poorly or if we need to write down the value of any one investment. Beyond our income tax diversification requirements, we do not have fixed guidelines for diversification, and our investments are concentrated in relatively few portfolio companies. In addition, to date we have concentrated on making investments in the energy industry. While we expect to be less focused on the energy industry in the future, we anticipate that we will continue to have significant holdings in the energy industry. As a result, a downturn in the energy industry could materially adversely affect us.

The energy industry is subject to many risks.

     We have a significant concentration in the energy industry. Our definition of energy, as used in the context of the energy industry, is broad, and different sectors in the energy industry may be subject to variable risks and economic pressures. As a result, it is difficult to anticipate the impact of changing economic and political conditions on our portfolio companies and, as a result, our financial results. The revenues, income (or losses) and valuations of energy companies can fluctuate suddenly and dramatically due to any one or more of the following factors:

  Commodity Pricing Risk. While we generally do not invest in companies that accept completely unhedged commodity risk for an unlimited time, energy companies in general are directly affected by energy commodity prices, such as the market prices of crude oil, natural gas and wholesale electricity, especially for those that own the underlying energy commodity. In addition, the volatility of commodity prices can affect other energy companies due to the impact of prices on the volume of commodities transported, processed, stored or distributed and on the cost of fuel for power generation companies. The volatility of commodity prices can also affect energy companies’ ability to access the capital markets in light of market perception that their performance may be directly tied to commodity prices. Historically, energy commodity prices have been cyclical and exhibited significant volatility. Although we generally prefer risk controls, including appropriate commodity and other hedges, by each of our portfolio companies, some of our portfolio companies may not engage in hedging transactions to minimize their exposure to commodity price risk. For those companies that engage in such hedging transactions, they remain subject to market risks, including market liquidity and counterparty creditworthiness.

  Regulatory Risk. The profitability of energy companies could be adversely affected by changes in the regulatory environment. The businesses of energy companies are heavily regulated by federal, state and local governments in diverse ways, such as the way in which energy assets are constructed, maintained and operated and the prices energy companies may charge for their products and services. Such regulation can change over time in scope and intensity. For example, a particular by-product of an energy process may be declared hazardous by a regulatory agency, which can unexpectedly increase production costs. Moreover, many state and federal environmental laws provide for civil penalties as well as regulatory remediation, thus adding to the potential liability an energy company may face. In addition, the deregulation of energy markets and the unresolved regulatory issues related to some power markets such as California create uncertainty in the regulatory environment as rules and regulations may be adopted on a transitional basis. We cannot assure you that the deregulation of energy markets will continue and if it continues, whether its impact on energy companies’ profitability will be positive.

  Production Risk. The profitability of energy companies may be materially impacted by the volume of crude oil, natural gas or other energy commodities available for transporting, processing, storing, distributing or power generation. A significant decrease in the production of natural gas, crude oil, coal or other energy commodities, due to the decline of production from existing facilities, import supply disruption, depressed commodity prices, political events, OPEC actions or otherwise, could reduce revenue and operating income or increase operating costs of energy companies and, therefore, their ability to pay debt or dividends. In recent months, OPEC has announced changes in production quotas in response to changing market conditions, including near record high and volatile oil prices in the United States.

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

     Some of our portfolio companies have relatively short or no operating histories. These companies are and will be subject to all of the business risk and uncertainties associated with any new business enterprise, including the risk that these companies may not reach their investment objective and the value of our investment in them may decline substantially or fall to zero.

     In addition, investment in the middle market companies that we are targeting involves a number of other significant risks, including:

  these companies may have limited financial resources and may be unable to meet their obligations under their securities that we hold, which may be accompanied by a deterioration in the value of their securities or of any collateral with respect to any securities and a reduction in the likelihood of our realizing on any guarantees we may have obtained in connection with our investment;

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

     Although currently most of our investments are, and we expect that most of our investments will be, U.S. dollar-denominated, our investments that are denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments.

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

Risks Relating To Our Securities

There is a risk that you may not receive dividends or that our dividends may not grow over time.

     We have made and intend to continue to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a business development company, we may be limited in our ability to make distributions. See “Distributions.”

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

Investing in our securities may involve a high degree of risk.

     The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be speculative and aggressive, and therefore, an investment in our shares may not be suitable for someone with low risk tolerance.

The market price of our securities may fluctuate significantly.

     The market price and liquidity of the market for our securities may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

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

     We will have significant flexibility in investing the net proceeds of any offering of our securities. We may use the net proceeds from the offering in ways with which you may not agree or for investments other than those contemplated at the time of the offering, unless such change in the use of proceeds is subject to stockholders’ approval or prohibited by law.

Sales of substantial amounts of our securities in the public market may have an adverse effect on the market price of our securities.

     As of September 27, 2007, we have 20,021,138 shares of common stock outstanding. Sales of substantial amounts of our securities or the availability of such securities for sale could adversely affect the prevailing market price for our securities. If this occurs and continues it could impair our ability to raise additional capital through the sale of securities should we desire to do so.

Item 1B. Unresolved Staff Comments.

     Not applicable

Item 2. Properties.

     We do not own any real estate or other physical properties materially important to our operation. Our offices are located at 10 East 40th Street, New York, New York 10016, where we occupy our office space pursuant to our Administration Agreement with Prospect Administration. Our office facilities, which are shared with our Investment Adviser and Administrator, consist of more than three thousand square feet and include 18 rooms and associated common areas that are used for offices and conference facilities. We believe that our office facilities, which also include the use of more than 15 computers and two computer servers, are suitable and adequate for our business.

Item 3. Legal Proceedings.

     The Company is a defendant in a legal action arising out of its activities. While predicting the outcome of litigation is inherently very difficult, and the ultimate resolution, range of possible loss and possible impact on operating results cannot be reliably estimated, management believes, based upon its understanding of the facts and the advice of legal counsel, that it has a meritorious defense for this action. We continue to defend this action vigorously, and believe that resolution of this action will not have a materially adverse effect on the Company’s financial position.

     On December 6, 2004, Dallas Gas Partners (“DGP”) served Prospect Capital with a complaint filed November 30, 2004 in the U.S. District for the Southern District of Texas, Galveston Division. DGP alleges that DGP was defrauded and that Prospect Capital breached its fiduciary duty to DGP and tortiously interfered with DGP’s contract to purchase Gas Solutions, Ltd. (a subsidiary of our portfolio company, GSHI) in connection with Prospect Capital’s alleged agreement in September 2004 to loan DGP funds with which DGP intended to buy Gas Solutions, Ltd. for approximately $26,000. The complaint seeks relief not limited to $100,000. We believe that the DGP complaint is frivolous and without merit, and intend to defend the matter vigorously. On November 30, 2005, U.S. Magistrate Judge John R. Froeschner of the U.S. District Court for the Southern District of Texas, Galveston Division, issued a recommendation that the court grant Prospect Capital's Motion for Summary Judgment dismissing all claims by DGP. On February 21, 2006, U.S. District Judge Samuel Kent of the U.S. District Court for the Southern District of Texas, Galveston Division issued an order granting Prospect Capital’s Motion for Summary Judgment dismissing all claims by Dallas Gas Partners, L.P., against Prospect Capital Corporation. DGP has appealed this decision.

     We are involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such of these matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Our common stock is quoted on the NASDAQ Stock Market under the symbol “PSEC.” The following table sets forth, for the periods indicated, our net asset value per share of common stock and the high and low closing prices per share of our common stock as reported on the NASDAQ Stock Market. Our common stock historically has traded at prices both above and below its net asset value. There can be no assurance, however, that such premium or discount, as applicable, to net asset value will be maintained.

Year Ended June 30, 2006	Net Asset Value Per Share(1)	High	Low	Premium (Discount) of High Sales Price to Net Asset Value	Premium (Discount) of Low Sales Price to Net Asset Value

First quarter	$14.60	$13.60	$11.06	(6.8%)	(24.2%)
Second quarter	$14.69	$15.96	$12.84	5.2%	(12.6%)
Third quarter	$14.81	$16.64	$15.00	12.4%	1.3%
Fourth quarter	$15.31	$17.07	$15.83	11.5%	3.4%

Year Ended June 30, 2007

First quarter	$14.86	$16.77	$15.30	12.9%	2.3%
Second quarter	$15.24	$18.97	$15.10	24.5%	(0.9%)
Third quarter	$15.18	$17.68	$16.40	16.5%	8.0%
Fourth quarter	$15.04	$18.68	$16.91	24.2%	12.4%
____________________

(1) Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high or low sales price. The net asset values shown are based on outstanding shares at the end of each period.

     On September 27, 2007, the last reported sales price of our common stock was $16.87 per share. As of August 31, 2007, we had approximately 41 stockholders of record, and we had approximately 18,500 beneficial owners whose shares are held in the names of brokers, dealers and clearing agencies.

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

     The following table reflects the dividends per share that we have declared on our common stock to date:

Declaration Date	Ex-Date	Record Date	Pay Date	Rate
11/11/2004	12/8/2004	12/10/2004	12/30/2004	0.10000
2/9/2005	3/9/2005	3/11/2005	3/31/2005	0.12500
4/21/2005	6/8/2005	6/10/2005	6/30/2005	0.15000
9/15/2005	9/20/2005	9/22/2005	9/29/2005	0.20000
12/12/2005	12/20/2005	12/22/2005	12/29/2005	0.28000
3/15/2006	3/22/2006	3/24/2006	3/31/2006	0.30000
6/14/2006	6/21/2006	6/23/2006	6/30/2006	0.34000
7/31/2006	9/20/2006	9/22/2006	9/29/2006	0.38000
12/15/2006	12/27/2006	12/29/2006	1/5/2007	0.38500
3/14/2007	3/21/2007	3/23/2007	3/30/2007	0.38750
6/14/2007	6/20/2007	6/22/2007	6/29/2007	0.39000
9/6/2007	9/17/2007	9/19/2007	9/28/2007	0.39250

Dividend Reinvestment

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

     Tax characteristics of all dividends will be reported to stockholders, as appropriate, on Form 1099-DIV after the end of the year. The Board of Directors of Prospect Capital presently intends to declare and pay quarterly dividends on the common stock. Prospect Capital’s ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

     During the three months ended June 30, 2007, we issued a total of 69,834 shares of common stock under our dividend reinvestment plan.

     The following table reflects the history of shares issued under the dividend reinvestment plan:

Date	Shares Issued	Aggregate Offering Price (in 000s)	% of Dividend
March 31, 2006	6,841	$110	5.2%
June 30, 2006	7,932	130	5.4%
September 29, 2006	80,818	1,273	26.2%
December 29, 2006	108,047	1,851	25.5%
March 30, 2007	93,843	1,595	20.8%
June 30, 2007	69,834	1,190	15.3%

2007 Tax Information

      For its tax year ended August 31, 2007 the Fund designates 15%, or the maximum amount allowable, of its dividend distributions as qualified dividend income. The actual amount of qualified dividend income for the calendar year will be reported on Form 1099-DIV. Please consult your tax advisor regarding tax treatment.

Stock Performance Graph

     This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 Index, for the period July 27, 2004 (inception of Prospect Capital) through June 30, 2007. The graph assumes that, on July 27, 2004, a person invested $100 in each of our common stock, the S&P 500 Index, and the NASDAQ Financial 100 Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

Item 6. Selected Financial Data.

     The following selected financial data is derived from audited financial statements. The financial data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included below in this report. The fiscal year ended June 30, 2004 predated our initial public offering, and therefore provides no meaningful information.

(all figures in thousands except per share and other data)

	For the Year	For the Year	For the Year
	Ended June	Ended June	Ended June
	30, 2007	30, 2006	30, 2005

Total investment income	$40,681	$16,869	$8,093
Total expenses	(17,550)	(8,311)	(5,682)
Net investment income	23,131	8,558	2,411
Net increase in net assets resulting from operations	16,728	12,896	8,751
Per Share Data:
Net increase in net assets resulting from operations(1)	1.06	1.83	1.24
Distributions declared per share	(1.54)	(1.12)	(0.38)
Balance Sheet Data:
Total assets	376,502	138,480	103,909
Total liabilities	76,454	30,210	942
Net assets	300,048	108,270	102,967
Amount drawn on credit facility	—	28,500	—
Other Data:
Number of portfolio companies at period end	24 (2)	15	6
____________________
(1) Per share data is based on average weighted shares for the period	15,724,095	7,056,846	7,055,100
(2) Includes a net profits interest in Charlevoix Energy Trading LLC (“Charlevoix”), remaining after loan was paid

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (All figures in this item are in thousands except per share and other data)

     This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Prospect Capital Corporation to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, expenses, earnings or losses from operations or investments, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include risks that are described in “Business—Factors That May Affect Future Results” and elsewhere in this report and that are otherwise described from time to time in our Securities and Exchange Commission, or the “SEC,” reports filed after this report.

     The forward-looking statements included in this report represent our estimates as of the date of this report. We specifically disclaim any obligation to update these forward-looking statements in the future.

     We use words such as “anticipates,” “believes,” “expects,” “future,” “intends” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in this report. We caution you that forward-looking statements of this type are subject to uncertainties and risks, many of which cannot be predicted or quantified.

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-K.

Overview

     Prospect Capital is a publicly traded mezzanine debt and private equity firm that provides investment capital to micro to middle market companies. We invest primarily in senior and subordinated debt and equity of companies in need of capital for acquisitions, divestitures, growth, development, project financing and recapitalization. We work with the management teams or financial sponsors to seek investments with historical cash flows, asset collateral or contracted proforma cash flows.

     The total portfolio value of our investments was $328,222 and $133,969 as of June 30, 2007 and June 30, 2006, respectively. During the fiscal year 2007, our net cost of investments increased by $202,604, or 164%, as we invested in 10 new investments, while two of our investments repaid their loans during the year.

     For the fiscal year ended June 30, 2007, our net assets increased by $191,778 (or 177%). The change in net assets is as a result of an increase of $202,592 of proceeds from the issuance of new shares of our stock and $16,728 from net operations, offset by $27,542 in dividend distributions to our shareholders. Out of the $16,728 from net operations, our investment income accounted for $23,131 and realized gain on investments of $1,949 reduced by $8,352 in unrealized depreciation of investments. The decrease in unrealized value was mainly associated with write-downs in our investments in Advantage Oilfield Group, Ltd. (“Advantage”), ESA Environmental Specialists, Inc. (“ESA”), Genesis Coal Corporation (“Genesis”), Unity Virginia Holdings LLC (“Unity”), Whymore Coal Company, Inc. (“Whymore”) and Worcester Energy Company, Inc. (“WECO”). However, there were significant write-ups in our investments in Gas Solutions Holdings, Inc. (“GSHI”) and NRG Manufacturing, Inc. (“NRG”).

     We seek to be a long-term investor with our investment companies. As of June 30, 2007, we continue to pursue our investment strategy and 109.4% of our net assets are invested in long-term investments.

     Our disciplined approach of investment has allowed us to invest primarily in industries related to the industrial/energy economy. However, we continue to strategically focus our disciplined approach in other sectors of the economy to diversify our portfolio holdings. This is further evidenced by the change of our corporate name. Some of the companies in which we invest have relatively short or no operating histories. These companies are and will be subject to all of the business risk and uncertainties associated with any new business enterprise, including the risk that these companies may not reach their investments objective or the value of our investments in them may decline substantially or fall to zero.

     After a robust global debt market during the earlier part of 2007, beginning in June 2007, signs of strain emerged as fears of increasing defaults in the subprime mortgage lending market caused a broader loss of investor confidence beyond the subprime mortgage lending market and into the corporate leveraged loan and high yield debt markets. Collateralized Loan Obligations (“CLOs”) and hedge funds, in particular, have been a driving force in the excess liquidity that existed in the debt capital markets. The loss of investor confidence in many of these highly leveraged investment vehicles has significantly constrained the market for new CLO issuance.

     Consequently, since June, there has been a significant reduction in liquidity in the corporate debt capital markets and several transactions in the high yield and leveraged loan markets have recently been cancelled, postponed, or restructured. The extra supply and meaningfully less demand has shifted the dynamics between buyers and sellers and caused several hundred billion dollars of corporate loans and bridge loan commitments to remain on the balance sheets of financial institutions and remain undistributed. We believe that, as of today, this reduction in liquidity remains technically driven and has caused increased market volatility in the secondary prices of existing leveraged loans and high yield bonds, driving many leveraged loan and bond market quotes to below the primary market offer price without regard to underlying fundamental performance of many of these issuers. The valuation of securities held within our portfolio has not been adversely affected by these events because we have not participated in the syndicated loan market to date to any meaningful extent. If we were to enter into these markets, we would be able to lend money at higher rates of interest and would be able to purchase loans at greater discounts than prior to the occurrence of these events, in turn these events also could increase our cost of financing.

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

	4)	The Financial Accounting Standards Board (“FASB”) has recently issued a new pronouncement addressing fair value measurements, Statement of Financial Accounting Standards Number 157, “Fair Value Measurements” (“FAS 157”). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 is not expected to have a material effect on the financial statements.

c)	Realized gains or losses on the sale of investments are calculated using the specific identification method.

d)	Interest income adjusted for amortization of premium and accretion of discount is recorded on an accrual basis. Origination, closing and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as interest income.

e)	Dividend income is recorded on the ex-dividend date.

f)	Structuring fees and similar fees are recognized as income as earned, usually when paid. Structuring fees, excess deal deposits, net profits interests and overriding royalty interest are included in other income.

     In determining the fair value of our portfolio investments at June 30, 2007, the Audit Committee met on August 22, 2007, and considered valuations from the independent valuation firm and from management having an aggregate range of $310,250 to $330,876.

     Our portfolio had an annualized current yield of 17.1% and 17.0 % across all our long-term debt and certain equity investments as of June 30, 2007 and June 30, 2006, respectively. This yield includes interest from all of our long-term investments as well as dividends from GSHI. We expect the current yield to decline over time as we increase the size of the portfolio. Monetization of other equity positions that we hold is not included in this yield calculation. In each of our portfolio companies, we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Many of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections. Set forth below are several views of our investment portfolio, classified by type of investment, geographic diversification and energy sector diversification at June 30, 2007 and June 30, 2006, respectively:

	6/30/07		6/30/06
	Fair Value		Fair Value
Type of Investment	(000s)	% of Portfolio	(000s)	% of Portfolio

Cash and Cash Equivalents	$41,760	11.3%	$1,608	1.2%
Senior Secured Debt	202,243	54.7%	92,153	68.0%
Subordinated Secured Debt	78,905	21.3%	21,154	15.6%
Common Stock	43,517	11.8%	17,610	13.0%
Preferred Stock	106	0.0%	1,507	1.1%
Warrants	3,451	0.9%	1,545	1.1%

Total Portfolio	$369,982	100.0%	$135,577	100.0%

	6/30/07		6/30/06
	Fair Value		Fair Value
Geographic Exposure	(000s)	% of Portfolio	(000s)	% of Portfolio

Midwest U.S.	$36,942	10.0%	$28,030	20.7%
Northeast U.S.	44,558	12.0%	16,485	12.1%
Southeast U.S.	70,545	19.1%	19,849	14.6%
Southwest U.S.	157,097	42.5%	47,419	35.0%
Canada	19,080	5.1%	22,186	16.4%
Cash and Cash Equivalents	41,760	11.3%	1,608	1.2%

Total Portfolio	$369,982	100.0%	$135,577	100.0%

	6/30/07		6/30/06
	Fair Value		Fair Value
Energy Sector	(000s)	% of Portfolio	(000s)	% of Portfolio

Biofuels/Ethanol	$8,000	2.1%	$8,000	5.9%
Biomass Power	25,047	6.8%	16,485	12.2%
Construction Services	15,305	4.1%	19,242	14.2%
Contracting	5,000	1.3%	—
Financial Services	25,000	6.8%	—
Gas Gathering and Processing	44,500	12.0%	33,100	24.4%
Manufacturing	41,376	11.2%	—	—
Metal Services	5,829	1.6%	—	—
Mining and Coal Production	18,499	5.0%	15,876	11.7%
Natural Gas Marketing	—	—	5,422	4.0%
Oil and Gas Production	110,243	29.8%	20,661	15.2%
Production Services	22,870	6.2%	15,183	11.2%
Shipping	6,553	1.8%	—	—
Cash and Cash Equivalents	41,760	11.3%	1,608	1.2%

Total Portfolio	$369,982	100.0%	$135,577	100.0%

Results of Operations

Investment Activity

     We completed our 13th quarter, which was our 12th full quarter since completion of our initial public offering on July 27, 2004, with approximately 109.4 % of our net assets or about $328,222 invested in 24 long-term portfolio investments (including a net profits interest remaining in Charlevoix) and 13.9 % of our net assets invested in money market funds. The remaining (23.3%) of our net assets represents liabilities in excess of other assets.

Long-Term Portfolio Investments

     During the quarter ended June 30, 2007, we completed five new investments and follow on investments in existing portfolio companies, totaling approximately $130,409. Additionally, on June 6, 2007, Charlevoix completely paid its loan with an additional prepayment penalty of $352 for the loan. The Company will maintain a net profits interest in Charlevoix. Including the prepayment premium, the Company realized a 21% internal rate of return on this investment, representing 1.2 times cash on cash.

     On April 11, 2007, Prospect Capital provided $12,200 acquisition and growth financing to ESA, a construction, engineering and environmental services firm located in Charlotte, North Carolina. The investment was in the form of senior secured notes and warrants. There were additional fundings in May of 2007.

     On June 4, 2007, Prospect Capital provided $10,750 growth financing to Ken-Tex Energy Corp., an independent energy company engaged in the development and production of crude oil and natural gas hydrocarbons in East Texas. The investment was in the form of senior secured notes, as well as net profits interests and overriding royalty interests.

     On June 26, 2007, Prospect Capital closed on a transaction that provided $19,511 for the acquisition of R-V Industries, Inc., a diversified engineering and manufacturing company located in Honey Brook, Pennsylvania. The investment was in the form of senior secured notes, common shares and warrants. The investment was funded on June 28, 2007.

     On June 29, 2007, Prospect Capital closed on a transaction that provided $45,000 growth financing to H&M Oil & Gas, LLC, an oil and gas production and development company located in Dallas, Texas. The investment was in the form of senior secured notes, as well as a net profits interest. The investment was funded on July 3, 2007.

     On June 29, 2007, Prospect Capital closed on a transaction that provided $25,000 debt financing to Regional Management Corp, a consumer finance installment loan company located in Greenville, South Carolina. The investment was in the form of subordinated secured notes. The investment was funded on July 12, 2007.

     Since inception, here is a quarter-by-quarter summary of the investment activity.

Quarter-End	Acquisitions(1)	Dispositions(2)

June 30, 2007	$130,345	$9,857
March 31, 2007	19,701	7,731
December 31, 2006	62,679	17,796
September 30, 2006	24,677	2,781
June 30, 2006	42,783	5,752
March 31, 2006	15,732	901
December 31, 2005	—	3,523
September 30, 2005	25,342	—
June 30, 2005	17,544	—
March 31, 2005	7,332	—
December 31, 2004	23,771	32,083
September 30, 2004	30,371	—

____________________

(1) Includes new deals, additional fundings, refinancings and PIK interest
(2) Includes scheduled principal payments, prepayments and refinancings

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

     As of June 30, 2007, we held a controlling interest in Advantage, GSHI, Genesis, NRG, R-V Industries, Inc., Whymore and WECO. As of June 30, 2007, we held an affiliated interest in Appalachian Energy Holdings LLC and Iron Horse Coiled Tubing, Inc.

	6/30/07		6/30/06
	Fair Value		Fair Value
Level of Control	(000s)	% of Portfolio	(000s)	% of Portfolio

Control	$139,292	37.6%	$49,585	36.6%
Affiliate	14,625	4.0%	25,329	18.7%
Non-Control/Non-Affiliate	174,305	47.1%	59,055	43.5%
Cash and Cash Equivalents	41,760	11.3%	1,608	1.2%

Total Portfolio	$369,982	100.0%	$135,577	100.0%

     Coal prices have remained soft in Central Appalachia due to mild weather, rail delays and utility inventory builds. Accordingly, marginal spot prices for coal have fallen, at times, below operating costs for many of the coal producers in that region, including Whymore, Genesis and Unity. However, Whymore and Genesis are selling coal under a utility contract at above current spot market prices. These developments have continued the risks associated with these investments and the risks of loss of capital. However, cost cutting and revenue enhancing efforts have intensified, which, together with recent warmer weather and market production cuts, may improve the pricing situation. We are looking at opportunities to take advantage of the current depressed pricing environment through acquisitions at favorable prices.

     With respect to Unity, discussions have been underway between Prospect Capital, the second lien holder, the senior lender Texas Capital, whose exposure has been reduced to $1,350, and Unity regarding liquidating the last remaining saleable property in the collateral package which consists of land, coal inventory, and the refuse area. According to Unity, the sale could yield up to $195. Prospect Capital believes that Unity principals would then have to pay off the remaining debt to Texas Capital, making Prospect Capital the senior most secured lender.

     As of the date of this report, loans we have made to ESA and Advantage are under enhanced scrutiny by our senior management team due to existing or potential payment and/or covenant defaults under the contracts governing these investments. ESA recently defaulted under our contract governing our investment in ESA, prompting us to commence foreclosure actions with respect to certain ESA assets in respect of which we have a priority lien. In response to our actions, ESA filed voluntarily for reorganization under the bankruptcy code. We have a senior-secured, first-lien debt position with collateral in the form of receivables, real estate, other assets, personal guaranties and the stock of ESA’s subsidiary company, The Healing Staff. Our loan to ESA represents approximately 3.9% of our current asset base. At its August 22, 2007 meeting referenced above, our Board of Directors reduced the fair value of our investment in ESA as of June 30, 2007 from $13,800 to $5,000, negatively impacting our NAV per share by $0.44.

     Advantage provides construction services to the gas industry, primarily in Alberta, which has experienced a significant slowdown in gas related construction activity. At March 31, 2007, our investment in Advantage was carried at approximately $17,100. We have a senior-secured, first-lien debt position with collateral consisting of substantially all of Advantage’s assets. Advantage has experienced a business slowdown and liquidity problems, and the Investment Adviser believes Advantage could continue to experience payment and covenant defaults. In addition, we may be required to provide additional capital to Advantage to permit it to continue to operate until its liquidity improves and its business prospects are realized. Our investment in Advantage represents approximately 4.9% of our current asset base. At its August 22, 2007 meeting referenced above, our Board of Directors reduced the fair value of our investment in Advantage as of June 30, 2007 from $17,100 to $9,900, negatively impacting our NAV per share by $0.36.

Investment Income

     We generate revenue in the form of interest income on the debt securities that we own, dividend income on any common or preferred stock that we own, and amortized loan origination fees on the structuring of new deals. Our investments, if in the form of debt securities, will typically have a term of one to ten years and bear interest at a fixed or floating rate. To the extent achievable, we will seek to collateralize our investments by obtaining security interests in our portfolio companies’ assets. We also may acquire minority or majority equity interests in our portfolio companies, which may pay cash or in-kind dividends on a recurring or otherwise negotiated basis. In addition, we may generate revenue in other forms including prepayment penalties and possibly consulting fees. Any such fees generated in connection with our investments are recognized as earned.

     Investment income, which consists of interest income, including accretion of loan origination fees and prepayment penalty fees, dividend income and other income, including net profits interest, overriding royalties interest and structuring fees, was $40,681, $16,869 and $8,093 for the years ended June 30, 2007, June 30, 2006 and June 30, 2005, respectively.

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

     Operating expenses were $17,550, $8,311 and $5,682 for the years ended June 30, 2007, June 30, 2006 and June 30, 2005, respectively. These expenses consisted of investment advisory and administrative services fees, credit facility costs, professional fees, insurance expenses, directors’ fees and other general and administrative expenses. The base investment advisory fees were $5,445, $2,082 and $1,808 for the years ended June 30, 2007, June 30, 2006 and June 30, 2005, respectively. $5,781, $1,786 and $0 income incentive fees were earned for the years ended June 30, 2007, June 30, 2006 and June 30, 2005, respectively. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.

     During the years ended June 30, 2007, June 30, 2006 and June 30, 2005, the Company incurred $1,903, $642 and $0, respectively of expenses related to its credit facilities. The table below describes the components of the credit facility costs.

	Year	Year	Year
	Ended	Ended	Ended
	June 30,	June 30,	June 30,
Item	2007	2006	2005

Interest
expense	$357	$422	$—
Amortization
of deferred
financing costs	1,264	220	—
Commitment
fees	282	—	—
Total	$1,903	$642	$—

Net Investment Income, Net Realized Gains, Net Unrealized Appreciation and Net Increase in Net Assets Resulting from Operations

     Prospect Capital’s net investment income was $23,131, $8,558 and $2,411 for the years ended June 30, 2007, June 30, 2006 and June 30, 2005, respectively. Net investment income represents the difference between investment income and operating expenses and is directly impacted by the items described above. Net realized gains (losses) were $1,949, $303 and ($2) for the years ended June 30, 2007, June 30, 2006 and June 30, 2005, respectively. Net unrealized appreciation (depreciation) was ($8,352), $4,035 and $6,342 for the years ended June 30, 2007, June 30, 2006 and June 30, 2005, respectively. Net increase in net assets resulting from operations represents the sum of the returns generated from net investment income, realized gains (losses) and the change in unrealized appreciation (depreciation).

Financial Condition, Liquidity and Capital Resources

     Our cash flows used in operating activities totaled ($143,890), ($29,919) and ($84,729) for the years ended June 30, 2007, June 30, 2006 and June 30, 2005, respectively. Financing activities provided cash flows of $143,890, $20,332 and $94,315 for the years ended June 30, 2007, June 30, 2006 and June 30, 2005, respectively. Dividends paid and declared were $21,634, $7,663 and $2,646 for the years ended June 30, 2007, June 30, 2006 and June 30, 2005, respectively.

     Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock. In the future, we may continue to fund a portion of our investments through borrowings from banks, issuances of senior securities or secondary offerings. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our objective is to put in place such borrowings in order to expand our portfolio. At June 30, 2007, we had a $200,000 Senior Secured Revolving Credit Facility on which no amounts were outstanding. On September 6, 2007, our Registration Statement on Form N-2 was declared effective by the SEC. Under the Registration Statement, we may issue up to $500,000 of our equity securities over the next three years.

Borrowings

     The Company had none and $28,500 in borrowings at June 30, 2007 and June 30, 2006, respectively. The following table shows the facility amounts and outstanding borrowings at June 30, 2007 and June 30, 2006:

	June 30, 2007		June 30, 2006

	Facility	Amount	Facility	Amount
	Amount	Outstanding	Amount	Outstanding

Senior Secured Revolving Credit	$200,000	$—	$30,000	$28,500
Facility

Off-Balance Sheet Arrangements

     At June 30, 2007, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than the investment advisory and management agreement and the administration agreement.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     We are subject to financial market risks, including changes in interest rates, equity price risk and some of the loans in our portfolio may have floating rates. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the twelve months ended June 30, 2007, we did not engage directly in hedging activities. As of June 30, 2007, approximately 38.9% of the investments at fair value in our portfolio were at fixed rates while approximately 48.4% have variable rates and the remainder of 12.7% is non-interest bearing. Additionally, 61.1% of the interest-bearing loans have scheduled principal payments prior to maturity, while 38.9% are scheduled to pay at maturity. In addition, the Company’s credit facility is variable rate debt.

Item 8. Financial Statements and Supplementary Data.

PROSPECT CAPITAL CORPORATION
FORM 10-K FOR THE YEAR ENDED JUNE 30, 2007
TABLE OF CONTENTS

PAGE

FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	48
Consolidated Statements of Assets and Liabilities as of June 30, 2007 and
June 30, 2006	49
Consolidated Statements of Operations - For the Year June 30, 2007, June
30, 2006 and June 30, 2005	50
Consolidated Statements of Changes in Net Assets - For the Year Ended June
30, 2007, June 30, 2006 and June 30, 2005	51
Consolidated Statements of Cash Flows - For the Year Ended June 30, 2007,
June 30, 2006 and June 30, 2005	52
Consolidated Schedule of Investments as of June 30, 2007	53
Schedule of Investments as of June 30, 2006	59
Notes to Consolidated Financial Statements	63

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Prospect Capital Corporation
New York, New York

     We have audited the accompanying consolidated statements of assets and liabilities of Prospect Capital Corporation, including the consolidated schedule of investments as of June 30, 2007 and 2006, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended June 30, 2007, and the financial highlights for each of the periods presented. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Prospect Capital Corporation at June 30, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2007, and the financial highlights for each of the periods presented in conformity with accounting principles generally accepted in the United States of America.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Prospect Capital Corporation’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 27, 2007 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
_________________

BDO Seidman, LLP

New York, New York

September 27, 2007

Prospect Capital Corporation
Consolidated Statements of Assets and Liabilities
(in 000s, except shares and per share data)

	June 30, 2007	June 30, 2006 (1)

Assets
Investments at fair value (cost of $326,197 and $123,593, respectively, Note 3):
Control investments (cost of $124,664 and $39,759, respectively)	$139,292	$49,585
Affiliate investments (cost of $14,821 and $25,329, respectively)	14,625	25,329
Non-control/Non-affiliate investments (cost of $186,712 and $58,505,
respectively)	174,305	59,055
Total investments at fair value	328,222	133,969

Investments in money market funds	41,760	1,608
Receivables for:
Interest	2,139	1,639
Dividends	263	13
Loan principal	—	385
Securities sold	—	369
Structuring fees	1,625	—
Other	271	—
Due from Prospect Administration (Note 5)	—	28
Due from Prospect Management (Note 5)	—	5
Prepaid expenses	471	77
Deferred financing costs	1,751	355
Deferred offering costs	—	32
Total Assets	376,502	138,480

Liabilities
Credit facility payable	—	28,500
Payable for securities purchased	70,000	—
Due to Prospect Administration (Note 5)	330	—
Due to Prospect Management (Note 5)	4,508	745
Accrued expenses	1,312	843
Other liabilities	304	122
Total Liabilities	76,454	30,210

Net Assets	$300,048	$108,270

Components of Net Assets
Common stock, par value $0.001 per share (100,000,000 and 100,000,000 common shares authorized, respectively; 19,949,065 and 7,069,873 issued and
outstanding, respectively)	$20	$7
Paid-in capital in excess of par	299,845	97,266
Undistributed (distributions in excess of) net investment income	(4,092)	319
Accumulated realized gains on investments	2,250	301
Unrealized appreciation on investments	2,025	10,377
Net Assets	$300,048	$108,270

Net Asset Value Per Share	$15.04	$15.31

See notes to consolidated financial statements.

____________________

(1) Certain amounts have been reclassified to conform to the current period's presentation.

Prospect Capital Corporation
Consolidated Statements of Operations
(in 000s, except shares and per share data)

	Year Ended

	June 30, 2007	June 30, 2006(1)	June 30, 2005(1)

Investment Income
Interest income:
Control investments (Net of foreign withholding tax of $178, $ - and
$ -, respectively)	$13,275	$4,838	$2,704
Affiliate investments (Net of foreign withholding tax of $237, $ -
and $ -, respectively)	3,489	612	—
Non-control/Non-affiliate investments	13,320	7,357	1,006
Cash equivalents	—	461	948
Total interest income	30,084	13,268	4,658

Dividend income:
Control investments	3,400	3,099	3,151
Non-control/Non-affiliate investments	—	289	242
Money market funds	2,753	213	42
Total dividend income	6,153	3,601	3,435

Other income(2):
Control investments	227	—	—
Affiliate investments	3	—	—
Non-control/Non-affiliate investments	4,214	—	—
Total other income	4,444	—	—
Total Investment Income	40,681	16,869	8,093

Operating Expenses
Investment advisory fees:
Base management fee (Note 5)	5,445	2,082	1,808
Income incentive fee (Note 5)	5,781	1,786	—
Total investment advisory fees	11,226	3,868	1,808

Interest expense and credit facility costs	1,903	642	—
Chief Compliance Officer and Sub-administration fees	549	325	86
Legal fees	1,365	1,835	2,575
Valuation services	395	193	42
Sarbanes-Oxley compliance expenses	101	120	—
Other professional fees	507	365	230
Insurance expense	291	365	325
Directors' fees	230	220	220
Organizational costs	—	—	25
Other general and administrative expenses	983	378	371
Total Operating Expenses	17,550	8,311	5,682
Net Investment Income	23,131	8,558	2,411

Net realized gain (loss) on investments	1,949	303	(2)
Net change in unrealized appreciation (depreciation) on investments	(8,352)	4,035	6,342
Net Increase in Net Assets Resulting from Operations	$16,728	$12,896	$8,751
Earnings per common share (see Note 6):	$1.06	$1.83	$1.24

See notes to consolidated financial statements.

____________________

(1) Certain amounts have been reclassified to conform to the current period's presentation.
(2) Includes Structuring Fee Income of $2,574, Net Profits Interests of $26, Deal Deposit Income of $688, Prepayment Penalty on closing Net Profits Interest of $961 and Overriding Royalty Interests of $195.

Prospect Capital Corporation
Consolidated Statements of Changes in Net Assets
(in 000s, except share data)

	Year Ended

	June 30, 2007	June 30, 2006(1)	June 30, 2005(1)

Increase in Net Assets from Operations:
Net investment income	$23,131	$8,558	$2,411
Net realized gain (loss) on investments	1,949	303	(2)
Net change in unrealized appreciation (depreciation) on investments	(8,352)	4,035	6,342

Net Increase in Net Assets Resulting from Operations	16,728	12,896	8,751

Dividends to Shareholders:	(27,542)	(7,904)	(2,646)

Capital Share Transactions:
Net proceeds from shares sold	197,551	—	98,424
Less offering costs of public share offerings	(867)	70	(1,463)
Reinvestment of dividends	5,908	241	—

Net Increase in Net Assets Resulting from Capital Share
Transactions	202,592	311	96,961

Total Increase in Net Assets:	191,778	5,303	103,066
Net assets at beginning of period	108,270	102,967	(99)

Net Assets at End of Period	$300,048	$108,270	$102,967

Capital Share Activity:
Shares sold	12,526,650	—	7,055,000
Shares issued through reinvestment of dividends	352,542	14,773	—

Net increase in capital share activity	12,879,192	14,773	7,055,000
Shares outstanding at beginning of period	7,069,873	7,055,100	100

Shares Outstanding at End of Period	19,949,065	7,069,873	7,055,100

See notes to consolidated financial statements.

____________________

(1) Certain amounts have been reclassified to conform to the current period's presentation.

Prospect Capital Corporation
Consolidated Statements of Cash Flows
(in 000s, except share data)

	Year Ended

	June 30, 2007	June 30, 2006(1)	June 30, 2005(1)

Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$16,728	$12,896	$8,751
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized appreciation (depreciation) on
investments	8,352	(4,035)	(6,342)
Net realized gain (loss) on investments	(1,949)	(303)	2
Accretion of original issue discount on investments	(1,808)	(910)	(72)
Amortization of deferred financing costs	1,264	220	—
Change in operating assets and liabilities:
Purchases of investments	(167,255)	(83,625)	(80,699)
Sales of investments	38,407	9,954	32,083
Net investments in money market funds	(40,152)	(20)	(1,588)
Net investments in other short-term instruments	—	37,228	(37,250)
Increase in interest receivable	(500)	(1,446)	(206)
Increase in dividends receivable	(250)	—	—
Decrease (increase) in loan principal receivable	385	(385)	—
Decrease (increase) in receivable for securities sold	369	(369)	—
Increase in other receivable	(1,896)	—	—
Decrease (increase) in due from Gas Solutions Holdings, Inc.	—	201	(201)
Decrease (increase) in due from Prospect Administration	28	(28)	—
Decrease (increase) in due from Prospect Management	5	(5)	—
Increase in prepaid expenses	(394)	(28)	(49)
Decrease (increase) in deferred offering costs	32	(32)	—
Increase (decrease) in due to Prospect Administration	330	—	(23)
Increase in due to Prospect Management	3,763	668	—
Increase in accrued expenses	469	25	818
Increase in other current liabilities	182	75	47
Net Cash Used In Operating Activities	(143,890)	(29,919)	(84,729)

Cash Flows from Financing Activities:
Borrowings (payments) under credit facility	(28,500)	28,500	—
Net proceeds from issuance of common stock	197,551	—	98,424
Increase in deferred financing costs	(2,660)	(575)	—
Offering costs from issuance of common stock	(867)	70	(1,463)
Dividends declared and paid	(21,634)	(7,663)	(2,646)
Net Cash Provided By Financing Activities	143,890	20,332	94,315

Net Increase (Decrease) in Cash	—	(9,587)	9,586
Cash, beginning of period	—	9,587	1
Cash, End of Period	$—	$—	$9,587

Cash Paid For Interest	$639	$—	$—
Non-Cash Financing Activity:
Shares issued in connection with dividend reinvestment plan	$5,908	$241	$—

See notes to consolidated financial statements.

____________________

(1) Certain amounts have been reclassified to conform to the current period's presentation.

Prospect Capital Corporation
Consolidated Schedule of Investments
June 30, 2007
(in 000s except share amounts)

Portfolio Investments (1)	Locale/Industry	Par Value/ Shares	Cost	Fair Value (2)	% of Net Assets

Control Investments (25.00% or greater of voting control)

Advantage Oilfield Group Ltd. (23)	Alberta, Canada/
	Construction
	Services
Common shares, Class A (3)		33	$220	$—	0.0%
Senior secured note, 15.00%
due 5/30/2009		$17,321	16,930	9,880	3.3%

Total			17,150	9,880	3.3%

Gas Solutions Holdings, Inc. (4)	Texas/Gas
	Gathering and
	Processing
Common shares		100	4,878	26,100	8.7%
Subordinated secured note, 18.00%
due 12/22/2011 (23)		$18,400	18,400	18,400	6.1%

Total			23,278	44,500	14.8%

Genesis Coal Corp.	Kentucky/
	Mining and Coal
	Production
Common shares		63	23	1	0.0%
Warrants, preferred shares, expiring
2/9/2016		1,000	33	1	0.0%
Senior secured note, 16.40% (5)
due 12/31/2010		$14,533	14,408	11,423	3.8%

Total			14,464	11,425	3.8%

NRG Manufacturing, Inc.	Texas/
	Manufacturing
Common shares		800	2,315	11,785	3.9%
Senior secured note, 16.50% (6)
due 8/31/2013 (23)		$10,080	10,080	10,080	3.4%

Total			12,395	21,865	7.3%

R-V Industries, Inc.	Pennsylvania/
	Manufacturing
Common shares		545,107	4,985	4,985	1.6%
Warrants, common shares, expiring
6/30/2017		200,000	1,682	1,682	0.6%

See notes to consolidated financial statements.

Prospect Capital Corporation
Consolidated Schedule of Investments
June 30, 2007
(in 000s except share amounts)

Portfolio Investments (1)	Locale/Industry	Par Value/ Shares	Cost	Fair Value (2)	% of Net Assets

Senior secured note, 15.00%
due 6/30/2017 (23)		$14,526	$12,844	$12,844	4.3%

Total			19,511	19,511	6.5%

Whymore Coal Company, Inc. (7)	Kentucky/
	Mining and Coal
	Production
Equity ownership		Various	111	1	0.0%
Senior secured note, 16.42% (8)
due 12/31/2010		$11,022	11,022	7,063	2.4%

Total			11,133	7,064	2.4%

Worcester Energy Company, Inc. (9)	Maine/Biomass
	Power
Equity ownership		Various	137	1	0.0%
Senior secured note, 12.50%
due 12/31/2012		$26,774	26,596	25,046	8.3%

Total			26,733	25,047	8.3%

Total Control Investments			124,664	139,292	46.4%

Affiliate Investments (5.00% to 24.99% of voting control)

Appalachian Energy Holdings LLC (10) (23)	West Virginia/
	Construction
	Services
Series A preferred shares		200	104	104	0.0%
Warrants, expiring 2/14/2016		6,065	348	152	0.1%
Senior secured note, 14.00%,
plus 3.00% PIK due 1/31/2011		$5,358	5,169	5,169	1.7%

Total			5,621	5,425	1.8%

Iron Horse Coiled Tubing, Inc. (23)	Alberta, Canada/
	Production
	services
Common shares		93	268	268	0.1%
Senior secured note, 15.00%
due 4/19/2009		$9,250	8,932	8,932	3.0%

Total			9,200	9,200	3.1%

See notes to consolidated financial statements.

Prospect Capital Corporation
Consolidated Schedule of Investments
June 30, 2007
(in 000s except share amounts)

Portfolio Investments (1)	Locale/Industry	Par Value/ Shares	Cost	Fair Value (2)	% of Net Assets

Total Affiliate Investments			$14,821	$14,625	4.9%

Non-Control/Non-Affiliate Investments (less than 5.00% of voting control)

Arctic Acquisition Corp. (11) (23)	Texas/
	Production
	services
Warrants, common shares, expiring
7/19/2012		596,251	507	507	0.2%
Warrants, Series A redeemable
preferred shares, expiring 7/19/2012		1,054	507	507	0.2%
Senior secured note, 13.00%
due 7/19/2009		$13,301	12,656	12,656	4.2%

Total			13,670	13,670	4.6%

C&J Cladding LLC (23)	Texas/Metal
	Services
Warrants, common shares, expiring
3/30/2014		510	580	580	0.2%
Senior secured note, 14.00% (12)
due 3/31/2012		$6,000	5,249	5,249	1.7%

Total			5,829	5,829	1.9%

Central Illinois Energy, LLC (23)	Illinois/
	Biofuels/
	Ethanol
Senior secured note, 15.35% (13)
due 3/31/2014		$8,000	8,000	8,000	2.7%

Conquest Cherokee, LLC (14) (23)	Tennessee/Oil
	and Gas
	Production
Senior secured note, 13.00% (15)
due 5/5/2009		$10,200	10,046	10,046	3.3%

ESA Environmental Specialist, Inc. (23)	North Carolina/
	Contracting
Warrants, common shares, expiring
4/11/2017		1,059	1	—	0.0%
Senior secured note, 14.00% (16)
due 4/11/2011		$12,200	12,200	4,428	1.5%

Senior secured note, 14.00% (16)
due 6/7/2008		$1,575	$1,575	$572	0.2%

See notes to consolidated financial statements.

Prospect Capital Corporation
Consolidated Schedule of Investments
June 30, 2007
(in 000s except share amounts)

Portfolio Investments (1)	Locale/Industry	Par Value/ Shares	Cost	Fair Value (2)	% of Net Assets

Total			13,776	5,000	1.7%

Evolution Petroleum Corp. (17)	Texas/Oil and
	Gas Production
Common shares, unregistered		139,926	20	378	0.1%

H&M Oil & Gas, LLC (18) (23)	Texas/Oil and
	Gas Production
Senior secured note, 13.00% (19)
due 6/30/2010		$45,000	45,000	45,000	15.0%

Jettco Marine Services LLC (18) (23)	Louisiana/
	Shipping
Subordinated secured note, 12.00% (20),
plus 4.0% PIK due 12/31/2011		$6,671	6,553	6,553	2.2%

Ken-Tex Energy Corp. (14) (23)	Texas/Oil and
	Gas Production
Senior secured note, 13.00%
due 6/4/2010		$10,750	10,750	10,750	3.6%

Miller Petroleum, Inc.	Tennessee/Oil
	and Gas
	Production
Warrants, common shares, expiring
5/4/2010 to 6/30/2012		1,206,859	150	22	0.0%

Regional Management Corp. (23)	South Carolina/
	Financial
	Services
Subordinated secured note, 12.00%,
plus 2.0% PIK due 6/29/2012		$25,000	25,000	25,000	8.3%

Stryker Energy, LLC (21)	Ohio/Oil and
	Gas Production
Subordinated revolving credit facility,
12.43% (22) due 11/30/2011		$29,500	28,942	28,942	9.7%

TLOGH, L.P. (21)	Texas/Oil and
	Gas Production
Senior secured note, 13.00%,
Due 10/23/2009		$15,291	15,105	15,105	5.0%

See notes to consolidated financial statements.

Prospect Capital Corporation
Consolidated Schedule of Investments
June 30, 2007
(in 000s except share amounts)

Portfolio Investments (1)	Locale/Industry	Par Value/ Shares	Cost	Fair Value (2)	% of Net Assets

Unity Virginia Holdings, LLC	Virginia/ Mining
	and Coal
	Production
Subordinated secured note, 15.00%,
plus 15.00% PIK due 1/31/2009		$3,580	$3,871	$10	0.0%

Total Non-Control/Non-Affiliate Investments			186,712	174,305	58.1%

Total Portfolio Investments			326,197	328,222	109.4%

Money Market Funds
Fidelity Institutional Money Market Funds -
Government Portfolio (Class I)		38,227,118	38,227	38,227	12.7%
First American Funds, Inc. - Prime
Obligations Fund (Class A) (23)		289,000	289	289	0.1%
First American Funds, Inc. - Prime
Obligations Fund (Class Y)		3,243,731	3,244	3,244	1.1%

Total Money Market Funds			41,760	41,760	13.9%

Total Investments			$367,957	$369,982	123.3%

See notes to consolidated financial statements.

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
(4) Gas Solutions Holdings, Inc. is a wholly-owned investment of Prospect Capital.
(5) Interest rate is the greater of 15.0% or 6-Month LIBOR plus 11.0%; rate reflected is as of June 30, 2007.
(6) Interest rate is the greater of 16.5% or 12-Month LIBOR plus 11.0%; rate reflected is as of June 30, 2007.
(7) There are several entities involved in the Whymore investment. The senior secured debt is with C&A Construction, Inc. (“C&A”), which owns the equipment. E&L Construction, Inc. (“E&L”) leases the equipment from C&A, employs the workers, is listed as the operator with the Commonwealth of Kentucky, mines the coal, receives revenues and pays all operating expenses. Whymore Coal Company, Inc. (“Whymore”) applies for and holds permits on behalf of E&L. Whymore and E&L are guarantors under the C&A credit agreement with Prospect Capital. Prospect Capital owns 10,000 shares of common stock of C&A (100% ownership), 10,000 shares of common stock of E&L (100% ownership), and 4,900 shares of common stock of Whymore (49% ownership). Prospect Capital owns 4,285 Series A convertible preferred shares in each of C&A, E&L and Whymore. Additionally, Prospect Capital retains an option to purchase the remaining 51% of Whymore. As of June 30, 2007, the Board of Directors of Prospect Capital assessed a fair value of $1 for all of these equity positions.
(8) Interest rate is the greater of 15.0% or 5-Year US Treasury Note plus 11.5%; rate reflected is as of June 30, 2007.
(9) There are several entities involved in the Worcester Energy Company, Inc. investment. Prospect Capital owns 100 shares of common stock in Worcester Energy Holdings, Inc. (“WEHI”) representing 100%. WEHI, in turn, owns 51 membership certificates in Biochips LLC, which represents 51% ownership.

Prospect Capital also owns 282 shares of common stock in Worcester Energy Co., Inc. (“WECO”), which represents 51% ownership. Prospect Capital also owns 1,665 shares of common stock in Worcester Energy Partners, Inc. (“WEPI”), which represents 51% ownership. Prospect Capital also owns 1,000 of series A convertible preferred shares in WEPI. WECO, WEPI and Biochips LLC are joint borrowers on the term note issued by Prospect Capital. WEPI owns the equipment and operates the biomass generation facility. Biochips LLC currently has no material operations. As of June 30, 2007, the Board of Directors of Prospect Capital assessed a fair value of $1 for all of these equity positions.
(10) There are several entities involved in the Appalachian Energy Holdings (“Appalachian Energy”) investment. Prospect Capital owns 100 shares of Class A common stock of AEH Investment Corp. (“AEH”), 200 shares of Series A preferred stock of AEH and 6,065 warrants, expiring 2/14/2016 to purchase Class A common stock. The senior secured note is with C & S Operating LLC and East Cumberland L.L.C., both operating companies owned by Appalachian Energy Holdings LLC. AEH owns Appalachian Energy.
(11) The Portfolio Investment does business as Cougar Pressure Control.
(12) Interest rate is the greater of 14.0% or 12-Month LIBOR plus 7.5%; rate reflected is as of June 30, 2007.
(13) Interest rate is LIBOR plus 10.0%; rate reflected is as of June 30, 2007.
(14) Prospect Capital has an overriding royalty interest and net profits interest in the Portfolio Investment.
(15) Interest rate is the greater of 13.0% or 12-Month LIBOR plus 7.5%; rate reflected is as of June 30, 2007.
(16) Interest rate is the greater of 14.0% or 1-Month LIBOR plus 8.5%; rate reflected is as of June 30, 2007.
(17) Formerly known as Natural Gas Systems, Inc.
(18) Prospect Capital has a net profits interest in the Portfolio Investment.
(19) Interest rate is the greater of 13.0% or 12-Month LIBOR plus 7.5%; rate reflected is as of June 30, 2007.
(20) Interest rate is the greater of 13.0% or 3-Month LIBOR plus 6.11%; rate reflected is as of June 30, 2007.
(21) Prospect Capital has an overriding royalty interest in Portfolio Investment.
(22) Interest rate is the greater of 12.0% or 12-Month LIBOR plus 7.0%; rate reflected is as of June 30, 2007.
(23) Security, or portion thereof, is held as collateral for the credit facility with Rabobank Nederland (see Note 9). At June 30, 2007, the value of these investment was $195,966, which represents 65.3% of net assets.

Prospect Energy Corporation
Schedule of Investments
June 30, 2006
(in 000s except share amounts)

Portfolio Investments (1)	Locale/Industry	Par Value/ Shares	Cost	Fair Value (2)	% of Net Assets

Control Investments (25.00% or greater of voting control)

Gas Solutions Holdings, Inc. (3)	Texas/Gas
	Gathering and
	Processing
Common shares		100	$4,875	$14,700	13.6%
Subordinated secured note, 18.00%
due 12/22/2011		$18,400	18,400	18,400	17.0%

Total			23,275	33,100	30.6%

Worcester Energy Company, Inc. (4)	Maine/Biomass
	Power
Equity ownership		Various	—	1	0.0%
Senior secured note, 12.50%
due 12/31/2012		$20,338	16,484	16,484	15.2%

Total			16,484	16,485	15.2%

Total Control Investments			39,759	49,585	45.8%

Affiliate Investments (5.00% to 24.99% of voting control)

Advantage Oilfield Group Ltd.	Alberta, Canada/
	Construction
	Services

Common shares, Class A		30	173	173	0.2%
Senior secured note, 15.00%
due 5/30/2009 (5)		$16,500	15,926	15,926	14.7%

Total			16,099	16,099	14.9%

Appalachian Energy Holdings LLC (6)	West Virginia/
	Construction
	Services
Series A preferred shares		200	35	35	0.0%
Warrants, expiring 2/14/2016		6,065	348	348	0.3%
Senior secured note, 14.00%, 3.00%
PIK due 1/31/2011		$3,000	2,760	2,760	2.5%

Total			3,143	3,143	2.8%

Iron Horse Coiled Tubing, Inc.	Alberta, Canada/
	Production
	services

See notes to consolidated financial statements.

Prospect Energy Corporation
Schedule of Investments
June 30, 2006
(in 000s except share amounts)

Portfolio Investments (1)	Locale/Industry	Par Value/ Shares	Cost	Fair Value (2)	% of Net Assets

Common shares		93	$268	$268	0.2%
Senior secured note, 15.00%
due 4/19/2009		$6,250	5,819	5,819	5.4%

Total			6,087	6,087	5.6%

Total Affiliate Investments			25,329	25,329	23.3%

Non-Control/Non-Affiliate Investments (less than 5.00% of voting control)

Arctic Acquisition Corp.	Texas/
	Production
	services
Warrants, common shares, expiring
7/19/2012		596,251	507	507	0.5%
Warrants, Series A redeemable
preferred shares, expiring 7/19/2012		1,054	507	507	0.5%
Senior secured note, 13.00%
due 7/19/2009		$9,099	8,082	8,082	7.5%

Total			9,096	9,096	8.5%

Central Illinois Energy, LLC	Illinois/
	Biofuels/
	Ethanol
Senior secured note, 15.50% (7)
due 3/31/2014		$8,000	8,000	8,000	7.4%

Charlevoix Energy Trading, LLC	Michigan/
	Natural Gas
	Marketing
Senior secured note, 12.50%
due 3/31/2011		$5,500	5,422	5,422	5.0%

Conquest Cherokee, LLC	Tennessee/Oil
	and Gas
	Production
Senior secured note, 13.24% (8)
due 5/5/2009		$3,500	3,434	3,434	3.2%

Genesis Coal Corp.	Kentucky/
	Mining and Coal
	Production

See notes to consolidated financial statements.

Prospect Energy Corporation
Schedule of Investments
June 30, 2006
(in 000s except share amounts)

Portfolio Investments (1)	Locale/Industry	Par Value/ Shares	Cost	Fair Value (2)	% of Net Assets

Warrants, preferred shares, expiring
2/9/2016		1,000	$33	$33	0.0%
Senior secured note, 15.89% (9)
due 12/31/2010		$6,925	6,734	6,734	6.2%

Total			6,767	6,767	6.2%

Miller Petroleum, Inc.	Tennessee/Oil
	and Gas
	Production
Warrants, expiring 5/4/2010 through
6/30/2011		842,527	150	150	0.1%

Natural Gas Systems, Inc.	Texas/Oil and
	Gas Production

Common shares, registered		732,528	164	2,124	2.0%
Common shares, unregistered		139,926	20	345	0.3%

Total			184	2,469	2.3%

Stryker Energy II, LLC (10)	Ohio/Oil and
	Gas Production
Preferred stock		350	1,470	1,470	1.4%
Senior secured note, 13.32%
due 4/8/2010		$13,330	13,139	13,138	12.1%

Total			14,609	14,608	13.5%

Unity Virginia Holdings, LLC	Virginia/ Mining
	and Coal
	Production

Subordinated secured note, 15.00%,
15.00% PIK due 1/31/2009		$3,580	3,529	2,754	2.5%

Whymore Coal Company, Inc. (11)	Kentucky/
	Mining and Coal
	Production

Preferred shares, convertible, Series A		4,285	$—	$1	0.0%
Senior secured note, 16.59% (12)
due 12/31/2010		$7,425	7,314	6,354	5.9%

Total			7,314	6,355	5.9%

Total Non-Control/Non-Affiliate Investments			58,505	59,055	54.6%

See notes to consolidated financial statements.

Prospect Energy Corporation
Schedule of Investments
June 30, 2006
(in 000s except share amounts)

Portfolio Investments (1)	Locale/Industry	Par Value/ Shares	Cost	Fair Value (2)	% of Net Assets

Total Portfolio Investments			123,593	133,969	123.7%

Money Market Fund
First American Funds, Inc. - Prime
Obligations Fund (Class Y)		1,607,893	$1,608	$1,608	1.5%

Total Investments			$125,201	$135,577	125.2%

See notes to consolidated financial statements.

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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(in thousands except share and per share amounts)

Note 1. Organization

     Prospect Capital Corporation (“Prospect Capital” or the “Company”), formerly known as Prospect Energy Corporation, a Maryland corporation, was organized on April 13, 2004 and is a closed-end investment company that has filed an election to be treated as a business development company under the Investment Company Act of 1940 (the “1940 Act”). On July 27, 2004, the Company completed its initial public offering (“IPO”) and sold 7,000,000 shares of common stock at a price of $15.00 per share, less underwriting discounts and commissions totaling $1.05 per share. Since the IPO, the Company has had an exercise of an over-allotment option with respect to the IPO on August 27, 2004, a public offering on August 10, 2006, and subsequent exercise of an over-allotment option on August 28, 2006. On December 13, 2006, the Company priced a public offering of 6,000,000 shares of common stock at $17.70 per share, raising $106,200 in gross proceeds as well as an additional 810,000 shares of common stock at $17.315 per share raising $14,025 in gross proceeds in the exercise of an over-allotment option on January 11, 2007. On May 15, 2007, the Company formed a wholly-owned subsidiary, Prospect Capital Funding, LLC, a Delaware corporation, for the purpose of holding certain of the Company’s portfolio of loan investments which are used as collateral for its credit facility.

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

     The statements include portfolio investments at fair value of $328,222 and $133,969 at June 30, 2007 and June 30, 2006, respectively. At June 30, 2007 and June 30, 2006, 109.4% and 123.7%, respectively, of the Company’s net assets represented portfolio investments whose fair values have been determined by the Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the Board of Directors’ determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

     Interim financial statements, which are not audited, are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 or 10 of Regulation S-X, as appropriate.

The following are significant accounting policies consistently applied by Prospect Capital:

Investments:

a)	Security transactions are recorded on a trade-date basis.

b)	Valuation:

	1)	Investments for which market quotations are readily available are valued at such market quotations.

	2)	Short-term investments that mature in 60 days or less, such as United States Treasury Bills, are valued at amortized cost, which approximates market value. The amortized cost method involves valuing a security at its cost on the date of purchase and thereafter assuming a constant amortization to maturity of the difference between the principal amount due at maturity and cost. Short-term securities that mature in more than 60 days are valued at current market quotations by an independent pricing service or at the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, or otherwise by a principal market maker or a primary market dealer). Investments in money market mutual funds are valued at their net asset value as of the close of business on the day of valuation.

	3)	It is expected that most of the investments in the Company’s portfolio will not have readily available market values. Debt and equity securities whose market prices are not readily available are valued at fair value, with the assistance of an independent valuation service, using a documented valuation policy and a consistently applied valuation process that is under the direction of our Board of Directors. The factors that may be taken into account in fairly valuing investments include, as relevant, the portfolio company’s ability to make payments, its estimated earnings and projected discounted cash flows, the nature and realizable value of any collateral, the sensitivity of the investments to fluctuations in interest rates, the financial environment in which the portfolio company operates, comparisons to securities of similar publicly traded companies and other relevant factors. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of these investments may differ significantly from the values that would have been used had a ready market existed for such investments, and any such differences could be material.

	4)	The Financial Accounting Standards Board (“FASB”) has recently issued a new pronouncement addressing fair value measurements, Statement of Financial Accounting Standards Number 157, “Fair Value Measurements” (“FAS 157”). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 becomes effective for fiscal years beginning after November 15, 2007 and is not expected to have a material effect on the financial statements.Therefore, its first applicability to the Company will be on July 1, 2008.

c)	Realized gains or losses on the sale of investments are calculated using the specific identification method.

d)	Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as interest income.

e)	Dividend income is recorded on the ex-dividend date.

f)	Structuring fees and similar fees are recognized as income as earned, usually when paid. Structuring fees, excess deal deposits, net profits interests and overriding royalty interest are included in other income.

g)	Loans are placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non- accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, are likely to remain current. As of June 30, 2007, less than 0.1% of the Company’s net assets are in non-accrual status.

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

      The Company adopted Financial Accounting Standards Board Interpretation No. 48 (‘‘FIN 48’’), Accounting for Uncertainty in Income Taxes. FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Adoption of FIN 48 was applied to all open tax years as of the effective date. The adoption of FIN No. 48 did not have an effect on the net asset value, financial condition or results of operations of the Company as there was no liability for unrecognized tax benefits and no change to the beginning net asset value of the Company. As of and during the period ended June 30, 2007, the Company did not have a liability for any unrecognized tax benefits. Management’s determinations regarding FIN 48 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

Dividends and Distributions:

      Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a dividend is approved by the Board of Directors each quarter and is generally based upon management’s estimate of our earnings for the quarter. Net realized capital gains, if any, are distributed at least annually.

Consolidation:

      As an investment company, Prospect Capital only consolidates subsidiaries that are also investment companies. At June 30, 2007, the financial statements include the accounts of Prospect Capital and its wholly-owned subsidiary, Prospect Capital Funding, LLC. All intercompany balances and transactions have been eliminated in consolidation.

Financing Costs:

      The Company records origination expenses related to its credit facility as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method over the stated life of the facility.

      The Company records registration expenses related to shelf filings as prepaid assets. These expenses consist principally of SEC registration, legal and accounting fees incurred through June 30, 2007 that are related to the shelf filings that will be charged to capital upon the receipt of the capital or charged to expense if not completed. There were no such expenses at June 30, 2006.

Guarantees and Indemnification Agreements:

      The Company follows FASB Interpretation Number 45, “Guarantor’s” Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” (“FIN 45”). FIN 45 elaborates on the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, for those guarantees that are covered by FIN 45, the fair value of the obligation undertaken in issuing certain guarantees. FIN 45 did not have a material effect on the financial statements. Refer to Note 3 for further discussion of guarantees and indemnification agreements.

Per Share Information:

      Basic earnings per common share are calculated using the weighted average number of common shares outstanding for the period presented.

Note 3. Portfolio Investments

      At June 30, 2007, 109.4% of our net assets or about $328,222 was invested in 24 long-term portfolio investments (including net profits interest in Charlevoix Energy Trading LLC) and 13.9% of our net assets was invested in money market funds. The remainder (23.3%) of our net assets represented liabilities in excess of other assets. At June 30, 2006, 123.7% of our net assets or about $133,969 was invested in 15 long-term portfolio investments and 1.59% of our net assets was invested in money market funds. The remainder (25.2%) of our net assets represented liabilities in excess of other assets. Prospect Capital is a non-diversified company within the meaning of the 1940 Act. We classify our investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual owns more than 25% or more of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through ownership of 5% or more of the outstanding voting securities of another person. The Company owns a controlling interest in Advantage Oilfield Group, Ltd. (“AOG”), Gas Solutions Holdings, Inc. (“GSHI”), Genesis Coal Corp. (“Genesis”), NRG Manufacturing, Inc. (“NRG”), R-V Industries, Inc. (R-V), Whymore Coal Company (“Whymore”) and Worcester Energy Company, Inc. (“WECO”). The Company also owns an affiliated interest in Appalachian Energy Holdings, LLC (“AEH”) and Iron Horse Coiled Tubing, Inc. (“Iron Horse”). The Company has no other controlled or affiliated investments.

      GSHI has indemnified Prospect Capital against any legal action arising from its investment in Gas Solutions, LP. Prospect Capital has incurred approximately $1,797 in fees associated with a legal action through June 30, 2007, and GSHI has reimbursed Prospect Capital the entire amount. Of the $1,797 reimbursement, $178, $941 and $676 reflected as Dividend income, Controlled entities on the accompanying consolidated statement of operations for the years ended June 30, 2007, June 30, 2006 and June 30, 2005, respectively,

      Debt placements and interests in non-voting equity securities with an original cost basis of approximately $237,255 were acquired during year ended June 30, 2007. Debt repayments and sales of equity securities with an original cost basis of approximately $36,459 were disposed during the year ended June 30, 2007.

      From time to time, the Company provides guarantees for portfolio companies for payments to counterparties, usually as an alternative to investing additional capital. Currently, guarantees are outstanding only for three portfolio companies categorized as Control Investments, which are not deemed by management to be material individually or in the aggregate.

Note 4. Organizational and Offering Expenses

      A portion of the net proceeds of our initial public offering on July 27, 2004 and the subsequent exercise of the over-allotment option on August 27, 2004 was used for organizational and offering expenses of approximately $125 and $1,393, respectively. Organizational expenses were expensed as incurred. Offering expenses were charged against paid-in capital in excess of par. All organizational and offering expenses were borne by Prospect Capital.

      A portion of the net proceeds of our August 13, 2006 secondary offering and the subsequent exercise of the over-allotment option on August 28, 2006 was used for offering expenses of approximately $594. A portion of the net proceeds of our December 13, 2006 secondary offering and the subsequent exercise of the over-allotment option in January 11, 2007 was used for offering expenses of approximately $273. Offering expenses were charged against paid-in capital in excess of par. All offering expenses were borne by Prospect Capital.

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

     Prospect Management’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. For providing these services the Investment Adviser receives a fee from Prospect Capital, consisting of two components--a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.00% on Prospect Capital’s gross assets (including amounts borrowed). For services rendered under the Investment Advisory Agreement during the period commencing from the closing of Prospect Capital’s initial public offering through and including the first six months of operations, the base management fee was payable monthly in arrears. For services currently rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of Prospect Capital’s gross assets at the end of the two most recently completed calendar quarters (the closing of Prospect Capital’s initial public offering was treated as a quarter end for these purposes) and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. The Investment Adviser had previously voluntarily agreed to waive 0.5% of the base management fee if in the future the average amount of our gross assets for each of the two most recently completed calendar quarters, appropriately adjusted for any share issuances, repurchases or other transactions during such quarters, exceeds $750,000,000, for that portion of the average amount of our gross assets that exceeds $750,000,000. The voluntary agreement by the Investment Adviser for such waiver for each fiscal quarter after December 31, 2007 has been terminated by the Investment Adviser. Base management fees for any partial month or quarter are appropriately pro rated. The total base management fees earned by and paid to Prospect Management during the years ended June 30, 2007, June 30, 2006 and June 30, 2005 were $5,445, $2,082 and $1,808, respectively.

     The incentive fee has two parts. The first part, the income incentive fee, is calculated and payable quarterly in arrears based on Prospect Capital’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees and other fees that Prospect Capital receives from portfolio companies) accrued during the calendar quarter, minus Prospect Capital’s operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement described below, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment in kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of Prospect Capital’s net assets at the end of the immediately preceding calendar quarter, is compared to a “hurdle rate” of 1.75% per quarter (7.00% annualized). Previously, our Investment Adviser had voluntarily agreed that for each fiscal quarter from January 1, 2005 to March 31, 2007, the quarterly hurdle rate was to be equal to the greater of (a) 1.75% and (b) a percentage equal to the sum of 25.0% of the daily average of the “quoted treasury rate” for each month in the immediately preceding two quarters plus 0.50%. “Quoted treasury rate” means the yield to maturity (calculated on a semi-annual bond equivalent basis) at the time of computation for Five Year U.S. Treasury notes with a constant maturity (as compiled and published in the most recent Federal Reserve Statistical Release H). These calculations were to be appropriately pro rated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter. The voluntary agreement by the Investment Adviser that the hurdle rate be fluctuating for each fiscal quarter after January 1, 2005 (as discussed above) was terminated by the Investment Adviser as of the June 30, 2007, quarter. The investment adviser had also voluntarily agreed that, in the event it is paid an incentive fee at a time when our common stock is trading at a price below $15 per share for the immediately preceding 30 days (as adjusted for stock splits, recapitalizations and other transactions), it will cause the amount of such incentive fee payment to be held in an escrow account by an independent third party, subject to applicable regulations. The Investment Adviser had further agreed that this amount may not be drawn upon by the Investment Adviser or any affiliate or any other third party until such time as the price of our common stock achieves an average 30 day closing price of at least $15 per share. The Investment Adviser also had voluntarily agreed to cause 30% of any incentive fee that it is paid and that is not otherwise held in escrow to be invested in shares of our common stock through an independent trustee. Any sales of such stock were to comply with any applicable six month holding period under Section 16(b) of the Securities Act and all other restrictions contained in any law or regulation, to the fullest extent applicable to any such sale. These two voluntary agreements by the Investment Adviser have been terminated by the Investment Adviser for all incentive fees after December 31, 2007.

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

     $5,781, $1,786 and $0 income incentive fees were earned for the years ended June 30, 2007, June 30, 2006 and June 30, 2005, respectively. No capital gains incentive fees were earned were earned for years ended June 30, 2007, June 30, 2006 and June 30, 2005.

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

Managerial Assistance

     As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We have received $452 in managerial assistance for the year ended June 30, 2007, compared to $193 in managerial assistance for the year ended June 30, 2006, and $77 in managerial assistance for the year ended June 30, 2005. These fees are paid to the Administrator.

Note 6. Earnings Per Share

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations for the years ended June 30, 2007, 2006 and 2005, respectively:

	For the Years Ended
	2007	2006	2005
Numerator for increase in net assets per share:	$16,728	$12,896	$8,751
Denominator for basic and diluted weighted average shares:	15,724,095	7,056,846	7,055,100

Basic and diluted net increase in net assets per share resulting from
operations:	$1.06	$1.83	$1.24

Note 7. Financial Highlights

	Year Ended Jun. 30, 2007	Year Ended Jun. 30, 2006	Year Ended Jun. 30, 2005		Year Ended Jun. 30, 2004 (3)
Per Share Data(1) :
Net asset value at beginning of period	$15.31	$14.59	$	(0.01)	$—
Costs related to the initial public offering	—	0.01		(0.21)	—
Costs related to the secondary public offering	(0.06)	—		—	—
Share issuances related to dividend reinvestment	—	—		—	—
Net investment income	1.44	1.21		0.34	—
Realized gain	0.14	0.04		—	—
Net unrealized appreciation (depreciation)	(0.51)	0.58		0.90	—
Net increase in net assets as a result of public offering	0.26	—		13.95	—
Dividends declared and paid	(1.54)	(1.12)		(0.38)	—
Net asset value at end of period	$15.04	$15.31		$14.59	$—

Per share market value at end of period	$17.47	$16.99		$12.60	$—
Total return based on market value(2)	12.65%	44.90%		(13.46%)	—
Total return based on net asset value(2)	7.62%	12.76%		7.40%	—
Shares outstanding at end of period	19,949,065	7,069,873		7,055,100	—
Average weighted shares outstanding for period	15,724,095	7,056,846		7,055,100	—

Ratio / Supplemental Data:
Net assets at end of period (in thousands)	$300,048	$108,270		$102,967	$—
Annualized ratio of operating expenses to average net assets	7.36%	8.19%		5.52%	—
Annualized ratio of net operating income to average net assets	9.71%	7.90%		8.50%	—
____________________

(1)	Financial highlights are based on weighted average shares except dividends declared and paid.
(2)	Total return based on market value is based on the change in market price per share between the opening and ending market prices per share in each period and assumes that dividends are reinvested in accordance with Prospect Capital’s dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in each period and assumes that dividends are reinvested in accordance with Prospect Capital’s dividend reinvestment plan. The total returns are not annualized.
(3)	Financial Highlights as of June 30, 2004 are considered not applicable as the initial offering of common stock did not occur as of this date.

Note 8. Litigation

     The Company is a defendant in a legal action arising out of its activities. While predicting the outcome of litigation is inherently very difficult, and the ultimate resolution, range of possible loss and possible impact on operating results cannot be reliably estimated, management believes, based upon its understanding of the facts and the advice of legal counsel, that it has a meritorious defense for this action. We continue to defend this action vigorously, and believe that resolution of this action will not have a materially adverse effect on the Company’s financial position.

     On December 6, 2004, Dallas Gas Partners (“DGP”) served Prospect Capital with a complaint filed November 30, 2004 in the U.S. District for the Southern District of Texas, Galveston Division. DGP alleges that DGP was defrauded and that Prospect Capital breached its fiduciary duty to DGP and tortiously interfered with DGP’s contract to purchase Gas Solutions, Ltd. (a subsidiary of our portfolio company, GSHI) in connection with Prospect Capital’s alleged agreement in September 2004 to loan DGP funds with which DGP intended to buy Gas Solutions, Ltd. for approximately $26,000. The complaint seeks relief not limited to $100,000. We believe that the DGP complaint is frivolous and without merit, and intend to defend the matter vigorously. On November 30, 2005, U.S. Magistrate Judge John R. Froeschner of the U.S. District Court for the Southern District of Texas, Galveston Division, issued a recommendation that the court grant Prospect Capital’s Motion for Summary Judgment dismissing all claims by DGP. On February 21, 2006, U.S. District Judge Samuel Kent of the U.S. District Court for the Southern District of Texas, Galveston Division issued an order granting Prospect Capital’s Motion for Summary Judgment dismissing all claims by Dallas Gas Partners, L.P., against Prospect Capital Corporation. DGP has appealed this decision.

     We are involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of these matters as they arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources.

Note 9. Revolving Credit Agreements

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

     On June 6, 2007, Prospect Capital closed on a $200,000 three-year revolving credit facility with Rabobank Nederland as administrative agent and sole lead arranger (the Rabobank Facility). The Rabobank facility refinanced the $50,000 Facility with HSH Nordbank AG. Interest on the Rabobank Facility is charged at LIBOR plus 125 basis points. Additionally, Rabobank charges 37.5 basis points on the unused portion of the facility. At June 30, 2007, the investment used as collateral had an aggregate market value of $195,966, which represents 65.3% of net assets.

     As of June 30, 2007, we had no amounts drawn down on the Rabobank Facility.

Note 10. Subsequent Events

     On July 31, 2007, Prospect Capital provided $15,000 growth financing to Wind River Resources Corporation and Wind River II Corporation, a privately held oil and gas production business based in Salt Lake City, Utah. The investment was in the form of senior secured notes along with a net profits interest.

     On August 1, 2007, ESA Environmental Specialists, Inc. ("ESA"), filed voluntarily for reorganization under the bankruptcy code, in response to a foreclosure action by Prospect Capital after Prospect Capital learned that unauthorized cash distributions to management recently had been made by the controlling shareholder and CEO. Prospect Capital has a senior-secured, first-lien debt position with collateral in the form of receivables, real estate, other assets, personal guarantees, and the stock of ESA's profitable subsidiary company The Healing Staff.

     On August 7, 2007, Prospect Capital provided $6,000 growth and recapitalization financing to Deep Down, Inc., a deepwater drilling services and manufacturing provider based in Houston, Texas. The investment was in the form of senior secured notes plus warrants.

     On August 16, 2007, Arctic Acquisition Corp. (dba Cougar Pressure Control) repaid its unamortized loan in full to Prospect Capital. Prospect Capital received a $400 prepayment premium as well. Prospect Capital continues to hold warrants in this investment.

     On August 28th Prospect Capital provided $9,200 growth and recapitalization financing to Diamondback Operating, LP, a gas production company based in Tulsa, Oklahoma. The investment was in the form of senior secured notes plus a net profits interest.

Note 11. Selected Quarterly Financial Data (unaudited) (in thousands except per share amounts)

	Investment Income		Net Investment Income (Loss)			Net Realized and Unrealized Gains (Losses)		Net Increase (Decrease) in Net Assets from Operations

Quarter Ended	Total	Per Share*	Total	Per Share*		Total	Per Share*	Total	Per Share*
September 30, 2004	$266	$0.05	$(434)	$	(0.09)	$—	$—	$(434)	$(0.06)
December 31, 2004	2,946	0.42	1,228		0.17	(2)	—	1,226	0.17
March 31, 2005	2,202	0.31	444		0.06	414	0.06	858	0.12
June 30, 2005	2,679	0.38	1,173		0.17	5,928	0.84	7,101	1.01

September 30, 2005	3,109	0.44	1,415		0.20	58	0.01	1,473	0.21
December 31, 2005	3,935	0.56	2,040		0.29	488	0.07	2,528	0.36
March 31, 2006	4,026	0.57	2,126		0.30	829	0.12	2,955	0.42
June 30, 2006	5,799	0.82	2,977		0.42	2,963	0.42	5,940	0.84

September 30, 2006	6,432	0.65	3,274		0.33	690	0.07	3,964	0.40
December 31, 2006	8,171	0.60	4,493		0.33	(1,553)	(0.11)	2,940	0.22
March 31, 2007	12,069	0.61	7,015		0.36	(2,039)	(0.10)	4,976	0.25
June 30, 2007	14,009	0.70	8,349		0.42	(3,501)	(0.18)	4,848	0.24
____________________

* Per share amounts are calculated using weighted average shares during period.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     None

Item 9A. Controls and Procedures.

     As of June 30, 2007, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Report of Management on Internal Control Over Financial Reporting

     Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2007.

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

     Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007 based upon criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of June 30, 2007 based on the criteria on Internal Control—Integrated Framework issued by COSO. There were no material changes to the Company’s internal controls over financial reporting during the year ended June 30, 2007.

     BDO Seidman, LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this report, has also audited the effectiveness of our internal control over financial reporting as stated in their report included herein.

Report of Independent Registered Public Accounting Firm

     Board of Directors and Shareholders
     Prospect Capital Corporation
     New York, New York

     We have audited Prospect Capital Corporation’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Prospect Capital Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Report of Management on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

     In our opinion, Prospect Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities of Prospect Capital Corporation as of June 30, 2007 and 2006, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended June 30, 2007 and our report dated, September 27, 2007 expressed an unqualified opinion thereon.

     /s/ BDO Seidman, LLP
     _________________

     BDO Seidman, LLP

     New York, New York
     September 27, 2007

Item 9B. Other Information

     None

PART III

     We will file a definitive Proxy Statement for our 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G93) to Form 10-K. Only those sections of the 2007 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

     The information required by Item 10 is hereby incorporated by reference from our 2007 Proxy Statement.

Code of Ethics

     We and Prospect Management have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. For information on how to obtain a copy of each code of ethics, see “Available Information” in Part I, Item 1 of this report.

Item 11. Executive Compensation.

     The information required by Item 11 is hereby incorporated by reference from our 2007 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information required by Item 12 is hereby incorporated by reference from our 2007 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

     The information required by Item 13 is hereby incorporated by reference from our 2007 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

     The information required by Item 14 is hereby incorporated by reference from our 2007 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

3.1	Articles of Incorporation (1).

3.2	Amended and Restated Bylaws (2).

4.1	Form of Share Certificate (2).

10.1	Investment Advisory Agreement between Registrant and Prospect Capital Management, LLC (2).

10.2	Custodian Agreement (3).

10.3	Administration Agreement between Registrant and Prospect Administration, LLC (2).

10.4	Transfer Agency and Service Agreement (3).

10.5	Dividend Reinvestment Plan (2).

10.6	License Agreement between Registrant and Prospect Capital Management, LLC (2).

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).

12	Computation of Ratios (included in the notes to the financial statements contained in this report).

14	Code of Conduct (4)

16	Letter regarding change in certifying accountant (5).

21*	Subsidiaries of the Registrant

22.1	Proxy Statement (6).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
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
(4) Incorporated by reference from the Registrant’s Form 10-K filed on September 28, 2006.
(5) Incorporated by reference to the form 8-K/A (File No. 814-00659), filed on January 21, 2005.
(6) Incorporated by reference from the Registrant’s Proxy Statement filed on October 19, 2006.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 27, 2007.

PROSPECT CAPITAL CORPORATION
By:

/s/ John F. Barry III
______________________________________

John F. Barry III
Chief Executive Officer and Chairman of the Board