Form 10-Q
period 2007-09-30
PROSPECT CAPITAL CORP
filed 2007-11-09
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

     The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of November 8, 2007 was 23,521,138.

PROSPECT CAPITAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2007
TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

The terms “we,” “us,” “our,” “Company” and “Prospect Capital” refer to Prospect Capital Corporation; “Prospect Management” or the “Investment Adviser” refers to Prospect Capital Management, LLC; “Prospect Administration” or the “Administrator” refers to Prospect Administration, LLC.

Item 1. FINANCIAL STATEMENTS

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in 000s, except shares and per share data)

	September 30, 2007 (Unaudited)	June 30, 2007 (Audited)
Assets
Investments at fair value (cost of $349,536 and $326,197, respectively, Notes 3 and 9):
Control investments (cost of $129,222 and $124,664, respectively)	$145,645	$139,292
Affiliate investments (cost of $14,852 and $14,821, respectively)	14,631	14,625
Non-control/Non-affiliate investments (cost of $205,462 and $186,712, respectively)	191,981	174,305
Total investments at fair value	352,257	328,222

Investments in money market funds	11,348	41,760
Receivables for:
Interest	3,073	2,139
Dividends	64	263
Loan principal	125	—
Structuring fees	—	1,625
Other	258	271
Prepaid expenses	651	471
Deferred financing costs	1,965	1,751
Total Assets	369,741	376,502

Liabilities
Credit facility payable (Note 9)	59,962	—
Payable for securities purchased	—	70,000
Due to Prospect Administration (Note 5)	418	330
Due to Prospect Management (Note 5)	4,310	4,508
Accrued expenses	2,233	1,312
Other liabilities	807	304
Total Liabilities	67,730	76,454

Net Assets	$302,011	$300,048

Components of Net Assets
Common stock, par value $0.001 per share (100,000,000 and 100,000,000 common shares authorized, respectively; 20,021,138
and 19,949,065 issued and outstanding, respectively)	$20	$20
Paid-in capital in excess of par	301,088	299,845
Distributions in excess of net investment income	(4,057)	(4,092)
Accumulated realized gains on investments	2,239	2,250
Unrealized appreciation on investments	2,721	2,025
Net Assets	$302,011	$300,048

Net Asset Value Per Share	$15.08	$15.04

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in 000s, except shares and per share data)
(Unaudited)

	Three Months Ended
	September 30, 2007	September 30, 2006
Investment Income
Interest income:
Control investments (Net of foreign withholding tax of $89 and $-, respectively)	$4,848	$2,246
Affiliate investments (Net of foreign withholding tax of $35 and $110, respectively)	667	981
Non-control/Non-affiliate investments	7,317	2,079
Total interest income	12,832	5,306

Dividend income:
Control investments	1,450	850
Money market funds	168	276
Total dividend income	1,618	1,126

Other income (1):
Affiliate investments	10	—
Non-control/Non-affiliate investments	931	—
Total Other income	941	—
Total Investment Income	15,391	6,432

Operating Expenses
Investment advisory fees:
Base management fee (Note 5)	1,866	616
Income incentive fee (Note 5)	1,966	818
Total investment advisory fees	3,832	1,434

Interest expense and credit facility costs	1,238	662
Chief Compliance Officer and Sub-administration fees	186	119
Legal fees	1,206	280
Valuation services	113	93
Sarbanes-Oxley compliance expenses	10	45
Audit and tax related fees	250	292
Insurance expense	64	75
Directors’ fees	55	63
Other general and administrative expenses	572	95
Total Operating Expenses	7,526	3,158

Net Investment Income	7,865	3,274

Net realized gain (loss) on investments	(11)	1,951
Net change in unrealized appreciation (depreciation) on investments	696	(1,261)
Net Increase in Net Assets Resulting from Operations	$8,550	$3,964

Earnings per common share (Note 6)	$0.43	$0.40
____________________

(1)	Includes Structuring Fees of $809, Deal Deposit Income of $36, Overriding Royalty Interests of $76, Forbearance Fees of $10 and Administrative Agent Fees of $10.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in 000s, except share data)
(Unaudited)

	Three Months Ended
	September 30, 2007	September 30, 2006
Increase in Net Assets from Operations:
Net investment income	$7,865	$3,274
Net realized gain (loss) on investments	(11)	1,951
Net change in unrealized appreciation (depreciation) on investments	696	(1,261)
Net Increase in Net Assets Resulting from Operations	8,550	3,964

Dividends to Shareholders:	(7,830)	(4,859)

Capital Share Transactions:
Net proceeds from shares sold	—	83,120
Less offering costs of public share offerings	—	(594)
Reinvestment of dividends	1,243	1,273
Net Increase in Net Assets Resulting from Capital Share Transactions	1,243	83,799

Total Increase in Net Assets:	1,963	82,904
Net assets at beginning of period	300,048	108,270
Net Assets at End of Period	$302,011	$191,174

Capital Share Activity:
Shares sold	—	5,716,650
Shares issued through reinvestment of dividends	72,073	80,818
Net increase in capital share activity	72,073	5,797,468
Shares outstanding at beginning of period	19,949,065	7,069,873

Shares Outstanding at End of Period	20,021,138	12,867,341

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in 000s, except share data)
(Unaudited)

	Three Months Ended
	September 30, 2007	September 30, 2006 (1)
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$8,550	$3,964
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized appreciation (depreciation) on investments	(696)	1,261
Net realized gain on investments	11	(1,951)
Accretion of original issue discount on investments	(894)	(404)
Amortization of deferred financing costs	186	294
Change in operating assets and liabilities:
Purchases of investments	(40,394)	(24,573)
Sales of investments	17,949	2,679
Purchases of cash equivalents	(129,975)	—
Sales of cash equivalents	129,964	—
Net investments in money market funds	30,412	(31,845)
Increase in interest receivable	(934)	(320)
Decrease (increase) in dividends receivable	199	(136)
Increase in loan principal receivable	(125)	(69)
Decrease in receivable for structuring fees	1,625	—
Decrease in receivable for securities sold	—	369
Decrease in other receivable	13	—
Decrease (increase) in due from Prospect Administration	—	(16)
Increase (decrease) in due from Prospect Capital Management	—	28
Decrease (increase) in prepaid expenses	217	(189)
Decrease in payable for securities purchased	(70,000)	—
Increase in due to Prospect Administration	88	—
Decrease (increase) in due to Prospect Capital Management	(198)	396
Increase in accrued expenses	921	773
Increase in other current liabilities	503	36

Net Cash Used In Operating Activities	(52,578)	(49,703)

Cash Flows from Financing Activities:
Borrowings (payments) under credit facility	59,962	(28,500)
Net proceeds from issuance of common stock	—	83,120
Increase in deferred financing costs	(400)	(769)
Decrease (increase) in deferred offering costs	(397)	32
Offering costs from issuance of common stock	—	(594)
Dividends declared and paid	(6,587)	(3,586)

Net Cash Provided By Financing Activities	52,578	49,703

Net Increase in Cash	—	—
Cash, beginning of period	—	—

Cash, End of Period	$—	$—

Cash Paid For Interest	$734	$368

Non-Cash Financing Activity:
Shares issued in connection with dividend reinvestment plan	$1,243	$1,273
____________________

(1)	Certain amounts have been reclassed to conform to the current period’s presentation.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2007
(in 000s except share amounts and percentages)
(Unaudited)

Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares	Cost	Fair Value (2)	% of Net Assets
Control Investments (25.00% or greater of voting control)

Advantage Oilfield Group Ltd.(23)	Alberta, Canada/
	Construction
	Services
Common shares, Class A (3)		33	$228	$—	0.0%
Senior secured note, 15.00%
due 5/30/2009		$18,067	17,728	10,608	3.5%

Total			17,956	10,608	3.5%

Gas Solutions Holdings, Inc. (4)	Texas/Gas
	Gathering and
	Processing
Common shares		100	4,878	26,600	8.8%
Subordinated secured note, 18.00%
due 12/22/2011 (23)		$18,400	18,400	18,400	6.1%

Total			23,278	45,000	14.9%

Genesis Coal Corp.	Kentucky/
	Mining and Coal
	Production
Common shares		66	24	1	0.0%
Warrants, preferred shares, expiring
2/9/2016		1,000	33	1	0.0%
Senior secured note, 16.28% (5)
due 12/31/2010		$15,304	15,192	10,882	3.6%

Total			15,249	10,884	3.6%

NRG Manufacturing, Inc.	Texas/
	Manufacturing
Common shares		800	2,317	19,057	6.3%
Senior secured note, 16.50% (6)
due 8/31/2013 (23)		$10,080	10,080	10,080	3.4%

Total			12,397	29,137	9.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2007
(in 000s except share amounts and percentages)
(Unaudited)

Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares	Cost	Fair Value (2)	% of Net Assets
R-V Industries, Inc.	Pennsylvania/
	Manufacturing
Common shares		545,107	$4,985	$4,985	1.7%
Warrants, common shares,
expiring 6/30/2017		200,000	1,682	1,829	0.6%
Senior secured note, 15.00%
due 6/30/2017 (23)		$14,526	12,860	12,713	4.2%

Total			19,527	19,527	6.5%

Whymore Coal Company, Inc. (7)	Kentucky/
	Mining and Coal
	Production
Equity ownership		Various	114	1	0.0%
Senior secured note, 15.74% (8)
due 12/31/2010		$11,496	11,496	6,075	2.0%

Total			11,610	6,076	2.0%

Worcester Energy Company, Inc. (9)	Maine/Biomass
	Power
Equity ownership		Various	193	1	0.0%
Senior secured note, 12.50%
due 12/31/2012		$29,173	29,012	24,412	8.0%

Total			29,205	24,413	8.0%

Total Control Investments			129,222	145,645	48.2%

Affiliate Investments (5.00% to 24.99% of voting control)

Appalachian Energy Holdings LLC (10) (23)	West Virginia/
	Construction
	Services
Series A preferred shares		200	120	120	0.0%
Warrants, expiring 2/14/2016		6,065	348	127	0.0%
Senior secured note, 14.00%,
plus 3.00% PIK due 1/31/2011		$5,316	5,145	5,145	1.7%

Total			5,613	5,392	1.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2007
(in 000s except share amounts and percentages)
(Unaudited)

Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares	Cost	Fair Value (2)	% of Net Assets
Iron Horse Coiled Tubing, Inc.(23)	Alberta, Canada/
	Production
	services
Common shares		93	$268	$268	0.1%
Senior secured note, 15.00%
due 4/19/2009		$9,250	8,971	8,971	3.0%

Total			9,239	9,239	3.1%

Total Affiliate Investments			14,852	14,631	4.8%

Non-Control/Non-Affiliate Investments (less than 5.00% of voting control)

Arctic Acquisition Corp. (11) (23)	Texas/
	Production
	services
Warrants, common shares,
expiring 7/19/2012		596,251	507	507	0.2%
Warrants, Series A redeemable
preferred shares, expiring 7/19/2012		1,054	507	507	0.2%

Total			1,014	1,014	0.4%

C&J Cladding LLC (23)	Texas/Metal
	Services
Warrants, common shares, expiring
3/30/2014		510	580	580	0.2%
Senior secured note, 14.00% (12)
due 3/31/2012		$6,000	5,257	5,257	1.7%

Total			5,837	5,837	1.9%

Central Illinois Energy, LLC (23)	Illinois/Biofuels/
	Ethanol
Senior secured note, 15.20% (13)
due 3/31/2014		$8,000	8,000	8,000	2.6%

Conquest Cherokee, LLC (14) (23)	Tennessee/
	Oil and Gas
	Production
Senior secured note, 13.00% (15)
due 5/5/2009		$10,200	10,065	10,065	3.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2007
(in 000s except share amounts and percentages)
(Unaudited)

Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares	Cost	Fair Value (2)	% of Net Assets

Deep Down, Inc. (23)	Texas/Production
	Services
Warrants, common shares, expiring
8/6/2012		4,960,585	$—	$—	0.0%
Senior secured note, 12.50% plus 3.00%
PIK due 8/1/2011		$6,000	6,000	6,000	2.0%

Total			6,000	6,000	2.0%

Diamondback Operating, LP (18) (23)	Oklahoma/
	Oil and Gas
	Production
Senior secured note, 12.00% plus 2.00%
PIK due 8/28/2011		$9,200	9,200	9,200	3.0%

ESA Environmental Specialist, Inc. (23)	North Carolina/
	Contracting
Warrants, common shares, expiring
4/11/2017		1,059	158	—	0.0%
Senior secured note, 14.00% (16)
due 4/11/2011		$12,200	12,200	4,156	1.5%
Senior secured note, 14.00% (16)
due 6/7/2008		$1,575	1,575	537	0.2%
Senior secured note, 15.00% (24)
due 10/19/2007		$900	900	307	0.0%

Total			14,833	5,000	1.7%

Evolution Petroleum Corp. (17)	Texas/Oil and
	Gas Production
Common shares, unregistered		139,926	20	388	0.1%

H&M Oil & Gas, LLC (18) (23)	Texas/Oil and
	Gas Production
Senior secured note, 13.00% (19)
due 6/30/2010		$45,000	45,000	45,000	14.9%

Jettco Marine Services LLC (18) (23)	Louisiana/
	Shipping
Subordinated secured note, 12.00% (20),
plus 4.0% PIK due 12/31/2011		$6,739	6,626	6,626	2.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2007
(in 000s except share amounts and percentages)
(Unaudited)

Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares	Cost	Fair Value (2)	% of Net Assets

Ken-Tex Energy Corp. (14) (23)	Texas/Oil and
	Gas Production
Senior secured note, 13.00%
due 6/4/2010		$10,750	$10,750	$10,750	3.6%

Miller Petroleum, Inc.	Tennessee/
	Oil and Gas
	Production
Warrants, common shares, expiring
5/4/2010 to 9/30/2012		1,297,942	150	2	0.0%

Regional Management Corp. (23)	South Carolina/
	Financial
	Services
Subordinated secured note, 12.00%,
plus 2.0% PIK due 6/29/2012		$25,000	25,000	25,000	8.3%

Stryker Energy, LLC (21) (23)	Ohio/Oil and
	Gas Production
Subordinated revolving credit facility,
12.00% (22) due 11/30/2011		$29,500	28,965	28,965	9.6%

TLOGH, L.P. (21)	Texas/Oil and
	Gas Production
Senior secured note, 13.00%,
Due 10/23/2009		$15,291	15,124	15,124	5.0%

Unity Virginia Holdings, LLC	Virginia/
	Mining and Coal
	Production
Subordinated secured note, 15.00%,
plus 15.00% PIK due 1/31/2009		$3,580	3,878	10	0.0%

Wind River Resources Corp. and Wind	Utah/Oil and
River II Corp. (18) (23)	Gas Production
Senior secured note, 13.00%,
Due 7/31/2009		$15,000	15,000	15,000	5.0%

Total Non-Control/Non-Affiliate Investments			205,462	191,981	63.6%

Total Portfolio Investments			349,536	352,257	116.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2007
(in 000s except share amounts and percentages)
(Unaudited)

Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares	Cost	Fair Value (2)	% of Net Assets
Money Market Funds
Fidelity Institutional Money Market Funds -
Government Portfolio (Class I)		7,771,342	$7,772	$7,772	2.6%
First American Funds, Inc. - Prime
Obligations Fund (Class A) (23)		3,576,193	3,576	3,576	1.2%

Total Money Market Funds			11,348	11,348	3.8%

Total Investments			$360,884	$363,605	120.4%
____________________

(1)	The securities in which Prospect Capital has invested were acquired in transactions that were exempt from registration under the Securities Act of 1933, as amended, or the “Securities Act.” These securities may be resold only in transactions that are exempt from registration under the Securities Act.

(2)	Fair value is determined by or under the direction of the Board of Directors of Prospect Capital (Note 2).

(3)	Prospect Capital has the right to purchase 184 shares of Class A common shares at a purchase price of $1.00 per share in the event of a default under the credit agreement.

(4)	Gas Solutions Holdings, Inc. is a wholly-owned investment of Prospect Capital.

(5)	Interest rate is the greater of 15.0% or 6-Month LIBOR plus 11.0%; rate reflected is as of September 30, 2007.

(6)	Interest rate is the greater of 16.5% or 12-Month LIBOR plus 11.0%; rate reflected is as of September 30, 2007.

(7)	There are several entities involved in the Whymore investment. Prospect Capital has provided senior secured debt financing to C&A Construction, Inc. (“C&A”), which owns the equipment. E&L Construction, Inc. (“E&L”) leases the equipment from C&A, employs the workers, is listed as the operator with the Commonwealth of Kentucky, mines the coal, receives revenues and pays all operating expenses. Whymore Coal Company, Inc. (“Whymore”) applies for and holds permits pays royalties to landowners, and holds escrow funds for reclamation expenses following mining operations. Whymore and E&L are guarantors under the C&A credit agreement with Prospect Capital. Prospect Capital owns 10,000 shares of common stock of C&A (100% ownership), 10,000 shares of common stock of E&L (100% ownership), and 4,900 shares of common stock of Whymore (49% ownership). Prospect Capital owns 4,285 Series A convertible preferred shares in each of C&A, E&L and Whymore. Additionally, Prospect Capital retains an option to purchase the remaining 51% of Whymore. As of September 30, 2007, the Board of Directors of Prospect Capital assessed a fair value of $1 for the preferred equity.

(8)	Interest rate is the greater of 15.0% or 5-Year US Treasury Note plus 11.5%; rate reflected is as of September 30, 2007.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2007
(in 000s except share amounts and percentages)
(Unaudited)

(9)	There are several entities involved in the Worcester Energy Company, Inc. investment. Prospect Capital owns 100 shares of common stock in Worcester Energy Holdings, Inc. (“WEHI”) representing 100%. WEHI, in turn, owns 51 membership certificates in Biochips LLC, which represents 51% ownership. Prospect Capital also owns 282 shares of common stock in Worcester Energy Co., Inc. (“WECO”), which represents 51% ownership. Prospect Capital also owns 1,665 shares of common stock in Worcester Energy Partners, Inc. (“WEPI”), which represents 51% ownership. Prospect Capital also owns 1,000 of series A convertible preferred shares in WEPI. WECO, WEPI and Biochips LLC are joint borrowers on the term note issued to Prospect Capital. WEPI owns the equipment and operates the biomass generation facility. Biochips LLC currently has no material operations. WEPI owns 100 shares of common stock in Precision Logging and Landclearing, Inc. (“Precision”), which represents 100% ownership. Precision conducts all logging, processing and delivery operations to supply fuel to the biomass generation facility. As of September 30, 2007, the Board of Directors of Prospect Capital assessed a fair value of $1 for all of these equity positions.

(10)	There are several entities involved in the Appalachian Energy Holdings (“Appalachian Energy”) investment. Prospect Capital owns 100 shares of Class A common stock of AEH Investment Corp. (“AEH”), 200 shares of Series A preferred stock of AEH and 6,065 warrants, expiring 2/14/2016 to purchase Class A common stock. The senior secured note is with C & S Operating LLC and East Cumberland L.L.C., both operating companies owned by Appalachian Energy Holdings LLC. AEH owns Appalachian Energy.

(11)	The Portfolio Investment does business as Cougar Pressure Control.

(12)	Interest rate is the greater of 14.0% or 12-Month LIBOR plus 7.5%; rate reflected is as of September 30, 2007.

(13)	Interest rate is LIBOR plus 10.0%; rate reflected is as of September 30, 2007.

(14)	Prospect Capital has an overriding royalty interest and net profits interest in the Portfolio Investment.

(15)	Interest rate is the greater of 13.0% or 12-Month LIBOR plus 7.5%; rate reflected is as of September 30, 2007.

(16)	Interest rate is the greater of 14.0% or 1-Month LIBOR plus 8.5%; rate reflected is as of September 30, 2007.

(17)	Formerly known as Natural Gas Systems, Inc.

(18)	Prospect Capital has a net profits interest in the Portfolio Investment.

(19)	Interest rate is the greater of 13.0% or 12-Month LIBOR plus 7.5%; rate reflected is as of September 30, 2007.

(20)	Interest rate is the greater of 13.0% or 3-Month LIBOR plus 6.11%; rate reflected is as of September 30, 2007.

(21)	Prospect Capital has an overriding royalty interest in the Portfolio Investment.

(22)	Interest rate is the greater of 12.0% or 12-Month LIBOR plus 7.0%; rate reflected is as of September 30, 2007.

(23)	Security, or portion thereof, is held as collateral for the credit facility with Rabobank Nederland (See Note 9). At September 30, 2007, the value of these investments was $246,465, which represents 81.6% of net assets.

(24)	Loan is with Lisamarie Fallon, Inc., an affiliate of the ESA Environmental Specialist, Inc.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2007
(in 000s except share amounts and percentages)

Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares	Cost	Fair Value (2)	% of Net Assets
Control Investments (25.00% or greater of voting control)

Advantage Oilfield Group Ltd.(23)	Alberta, Canada/
	Construction
	Services
Common shares, Class A (3)		33	$220	$—	0.0%
Senior secured note, 15.00%
due 5/30/2009		$17,321	16,930	9,880	3.3%

Total			17,150	9,880	3.3%

Gas Solutions Holdings, Inc. (4)	Texas/Gas
	Gathering and
	Processing
Common shares		100	4,878	26,100	8.7%
Subordinated secured note, 18.00%
due 12/22/2011 (23)		$18,400	18,400	18,400	6.1%

Total			23,278	44,500	14.8%

Genesis Coal Corp.	Kentucky/
	Mining and Coal
	Production
Common shares		63	23	1	0.0%
Warrants, preferred shares, expiring
2/9/2016		1,000	33	1	0.0%
Senior secured note, 16.40% (5)
due 12/31/2010		$14,533	14,408	11,423	3.8%

Total			14,464	11,425	3.8%

NRG Manufacturing, Inc.	Texas/
	Manufacturing
Common shares		800	2,315	11,785	3.9%
Senior secured note, 16.50% (6)
due 8/31/2013 (23)		$10,080	10,080	10,080	3.4%

Total			12,395	21,865	7.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2007
(in 000s except share amounts and percentages)

Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares	Cost	Fair Value (2)	% of Net Assets
R-V Industries, Inc.	Pennsylvania/
	Manufacturing
Common shares		545,107	$4,985	$4,985	1.6%
Warrants, common shares, expiring
6/30/2017		200,000	1,682	1,682	0.6%
Senior secured note, 15.00%
due 6/30/2017 (23)		$14,526	12,844	12,844	4.3%

Total			19,511	19,511	6.5%

Whymore Coal Company, Inc. (7)	Kentucky/
	Mining and Coal
	Production
Equity ownership		Various	111	1	0.0%
Senior secured note, 16.42% (8)
due 12/31/2010		$11,022	11,022	7,063	2.4%

Total			11,133	7,064	2.4%

Worcester Energy Company, Inc. (9)	Maine/Biomass
	Power
Equity ownership		Various	137	1	0.0%
Senior secured note, 12.50%
due 12/31/2012		$26,774	26,596	25,046	8.3%

Total			26,733	25,047	8.3%

Total Control Investments			124,664	139,292	46.4%

Affiliate Investments (5.00% to 24.99% of voting control)

Appalachian Energy Holdings LLC (10) (23)	West Virginia/
	Construction
	Services
Series A preferred shares		200	104	104	0.0%
Warrants, expiring 2/14/2016		6,065	348	152	0.1%
Senior secured note, 14.00%,
plus 3.00% PIK due 1/31/2011		$5,358	5,169	5,169	1.7%

Total			5,621	5,425	1.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2007
(in 000s except share amounts and percentages)

Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares	Cost	Fair Value (2)	% of Net Assets
Iron Horse Coiled Tubing, Inc.(23)	Alberta, Canada/
	Production
	services
Common shares		93	$268	$268	0.1%
Senior secured note, 15.00%
due 4/19/2009		$9,250	8,932	8,932	3.0%

Total			9,200	9,200	3.1%

Total Affiliate Investments			14,821	14,625	4.9%

Non-Control/Non-Affiliate Investments (less than 5.00% of voting control)

Arctic Acquisition Corp. (11) (23)	Texas/
	Production
	services
Warrants, common shares, expiring
7/19/2012		596,251	507	507	0.2%
Warrants, Series A redeemable
preferred shares, expiring 7/19/2012		1,054	507	507	0.2%
Senior secured note, 13.00%
due 7/19/2009		$13,301	12,656	12,656	4.2%

Total			13,670	13,670	4.6%

C&J Cladding LLC (23)	Texas/Metal
	Services
Warrants, common shares, expiring
3/30/2014		510	580	580	0.2%
Senior secured note, 14.00% (12)
due 3/31/2012		$6,000	5,249	5,249	1.7%

Total			5,829	5,829	1.9%

Central Illinois Energy, LLC (23)	Illinois/Biofuels/
	Ethanol
Senior secured note, 15.35% (13)
due 3/31/2014		$8,000	8,000	8,000	2.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2007
(in 000s except share amounts and percentages)

Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares	Cost	Fair Value (2)	% of Net Assets
Conquest Cherokee, LLC (14) (23)	Tennessee/
	Oil and Gas
	Production
Senior secured note, 13.00% (15)
due 5/5/2009		$10,200	$10,046	$10,046	3.3%

ESA Environmental Specialist, Inc. (23)	North Carolina/
	Contracting
Warrants, common shares, expiring
4/11/2017		1,059	1	—	0.0%
Senior secured note, 14.00% (16)
due 4/11/2011		$12,200	12,200	4,428	1.5%
Senior secured note, 14.00% (16)
due 6/7/2008		$1,575	1,575	572	0.2%

Total			13,776	5,000	1.7%

Evolution Petroleum Corp. (17)	Texas/Oil and
	Gas Production
Common shares, unregistered		139,926	20	378	0.1%

H&M Oil & Gas, LLC (18) (23)	Texas/Oil and
	Gas Production
Senior secured note, 13.00% (19)
due 6/30/2010		$45,000	45,000	45,000	15.0%

Jettco Marine Services LLC (18) (23)	Louisiana/
	Shipping
Subordinated secured note, 12.00% (20),
plus 4.0% PIK due 12/31/2011		$6,671	6,553	6,553	2.2%

Ken-Tex Energy Corp. (14) (23)	Texas/Oil and
	Gas Production
Senior secured note, 13.00%
due 6/4/2010		$10,750	10,750	10,750	3.6%

Miller Petroleum, Inc.	Tennessee/
	Oil and Gas
	Production
Warrants, common shares, expiring
5/4/2010 to 6/30/2012		1,206,859	150	22	0.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2007
(in 000s except share amounts and percentages)

Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares	Cost	Fair Value (2)	% of Net Assets
Regional Management Corp. (23)	South Carolina/
	Financial
	Services
Subordinated secured note, 12.00%,
plus 2.0% PIK due 6/29/2012		$25,000	$25,000	$25,000	8.3%

Stryker Energy, LLC (21)	Ohio/Oil and
	Gas Production
Subordinated revolving credit facility,
12.43% (22) due 11/30/2011		$29,500	28,942	28,942	9.7%

TLOGH, L.P. (21)	Texas/Oil and
	Gas Production
Senior secured note, 13.00%,
Due 10/23/2009		$15,291	15,105	15,105	5.0%

Unity Virginia Holdings, LLC	Virginia/
	Mining and Coal
	Production
Subordinated secured note, 15.00%,
plus 15.00% PIK due 1/31/2009		$3,580	3,871	10	0.0%

Total Non-Control/Non-Affiliate Investments			186,712	174,305	58.1%

Total Portfolio Investments			326,197	328,222	109.4%

Money Market Funds
Fidelity Institutional Money Market Funds -
Government Portfolio (Class I)		38,227,118	38,227	38,227	12.7%
First American Funds, Inc. - Prime
Obligations Fund (Class A) (23)		289,000	289	289	0.1%
First American Funds, Inc. - Prime
Obligations Fund (Class Y)		3,243,731	3,244	3,244	1.1%

Total Money Market Funds			41,760	41,760	13.9%

Total Investments			$367,957	$369,982	123.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2007
(in 000s except share amounts and percentages)

____________________

(1)	The securities in which Prospect Capital has invested were acquired in transactions that were exempt from registration under the Securities Act of 1933, as amended, or the “Securities Act.” These securities may be resold only in transactions that are exempt from registration under the Securities Act.

(2)	Fair value is determined by or under the direction of the Board of Directors of Prospect Capital (Note 2).

(3)	Prospect Capital has the right to purchase 184 shares of Class A common shares at a purchase price of $1.00 per share in the event of a default under the credit agreement.

(4)	Gas Solutions Holdings, Inc. is a wholly-owned investment of Prospect Capital.

(5)	Interest rate is the greater of 15.0% or 6-Month LIBOR plus 11.0%; rate reflected is as of June 30, 2007.

(6)	Interest rate is the greater of 16.5% or 12-Month LIBOR plus 11.0%; rate reflected is as of June 30, 2007.

(7)	There are several entities involved in the Whymore investment. Prospect Capital has provided senior secured debt financing to C&A Construction, Inc. (“C&A”), which owns the equipment. E&L Construction, Inc. (“E&L”) leases the equipment from C&A, employs the workers, is listed as the operator with the Commonwealth of Kentucky, mines the coal, receives revenues and pays all operating expenses. Whymore Coal Company, Inc. (“Whymore”) applies for and holds permits on behalf of E&L. Whymore and E&L are guarantors under the C&A credit agreement with Prospect Capital. Prospect Capital owns 10,000 shares of common stock of C&A (100% ownership), 10,000 shares of common stock of E&L (100% ownership), and 4,900 shares of common stock of Whymore (49% ownership). Prospect Capital owns 4,285 Series A convertible preferred shares in each of C&A, E&L and Whymore. Additionally, Prospect Capital retains an option to purchase the remaining 51% of Whymore. As of June 30, 2007, the Board of Directors of Prospect Capital assessed a fair value of $1 for all of these equity positions.

(8)	Interest rate is the greater of 15.0% or 5-Year US Treasury Note plus 11.5%; rate reflected is as of June 30, 2007.

(9)	There are several entities involved in the Worcester Energy Company, Inc. investment. Prospect Capital owns 100 shares of common stock in Worcester Energy Holdings, Inc. (“WEHI”) representing 100%. WEHI, in turn, owns 51 membership certificates in Biochips LLC, which represents 51% ownership. Prospect Capital also owns 282 shares of common stock in Worcester Energy Co., Inc. (“WECO”), which represents 51% ownership. Prospect Capital also owns 1,665 shares of common stock in Worcester Energy Partners, Inc. (“WEPI”), which represents 51% ownership. Prospect Capital also owns 1,000 of series A convertible preferred shares in WEPI. WECO, WEPI and Biochips LLC are joint borrowers on the term note issued to Prospect Capital. WEPI owns the equipment and operates the biomass generation facility. Biochips LLC currently has no material operations. As of June 30, 2007, the Board of Directors of Prospect Capital assessed a fair value of $1 for all of these equity positions.

(10)	There are several entities involved in the Appalachian Energy Holdings (“Appalachian Energy”) investment. Prospect Capital owns 100 shares of Class A common stock of AEH Investment Corp. (“AEH”), 200 shares of Series A preferred stock of AEH and 6,065 warrants, expiring 2/14/2016 to purchase Class A common stock. The senior secured note is with C & S Operating LLC and East Cumberland L.L.C., both operating companies owned by Appalachian Energy Holdings LLC. AEH owns Appalachian Energy.

(11)	The Portfolio Investment does business as Cougar Pressure Control.

(12)	Interest rate is the greater of 14.0% or 12-Month LIBOR plus 7.5%; rate reflected is as of June 30, 2007.

(13)	Interest rate is LIBOR plus 10.0%; rate reflected is as of June 30, 2007.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2007
(in 000s except share amounts and percentages)

(14)	Prospect Capital has an overriding royalty interest and net profits interest in the Portfolio Investment.

(15)	Interest rate is the greater of 13.0% or 12-Month LIBOR plus 7.5%; rate reflected is as of June 30, 2007.

(16)	Interest rate is the greater of 14.0% or 1-Month LIBOR plus 8.5%; rate reflected is as of June 30, 2007.

(17)	Formerly known as Natural Gas Systems, Inc.

(18)	Prospect Capital has a net profits interest in the Portfolio Investment.

(19)	Interest rate is the greater of 13.0% or 12-Month LIBOR plus 7.5%; rate reflected is as of June 30, 2007.

(20)	Interest rate is the greater of 13.0% or 3-Month LIBOR plus 6.11%; rate reflected is as of June 30, 2007.

(21)	Prospect Capital has an overriding royalty interest in the Portfolio Investment.

(22)	Interest rate is the greater of 12.0% or 12-Month LIBOR plus 7.0%; rate reflected is as of June 30, 2007.

(23)	Security, or portion thereof, is held as collateral for the credit facility with Rabobank Nederland (See Note 9). At June 30, 2007, the value of these investments was $195,966, which represents 65.3% of net assets.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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

The statements include portfolio investments at fair value of $352,257 and $328,222 at September 30, 2007 and June 30, 2007, respectively. At September 30, 2007 and June 30, 2007, 116.6% and 109.4%, respectively, of the Company’s net assets represented portfolio investments whose fair values have been determined by the Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the Board of Directors’ determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

4) The Financial Accounting Standards Board (“FASB”) has recently issued a new pronouncement addressing fair value measurements, Statement of Financial Accounting Standards Number 157, “Fair Value Measurements” (“FAS 157”). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 becomes effective for fiscal years beginning after November 15, 2007 and is not expected to have a material effect on the financial statements. Therefore, its first applicability to the Company will be on July 1, 2008.

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

f) Structuring fees and similar fees are recognized as income as earned. Structuring fees, excess deal deposits, net profits interests, overriding royalty interests, administrative agent fees and forbearance fees are included in other income.

g) Loans are placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, are likely to remain current. As of September 30, 2007, less than 0.1% of the Company’s net assets are in non-accrual status.

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

The Company adopted Financial Accounting Standards Board Interpretation No. 48 (‘‘FIN 48’’), Accounting for Uncertainty in Income Taxes. FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Adoption of FIN 48 was applied to all open tax years as of the effective date. The adoption of FIN No. 48 did not have an effect on the net asset value, financial condition or results of operations of the Company as there was no liability for unrecognized tax benefits and no change to the beginning net asset value of the Company. As of and during the period ended September 30, 2007, the Company did not have a liability for any unrecognized tax benefits. Management’s determinations regarding FIN 48 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

Dividends and Distributions:

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a dividend is approved by the Board of Directors each quarter and is generally based upon management’s estimate of our earnings for the quarter. Net realized capital gains, if any, are distributed at least annually.

Consolidation:

As an investment company, Prospect Capital only consolidates subsidiaries that are also investment companies. At September 30, 2007, the financial statements include the accounts of Prospect Capital and its wholly-owned subsidiary, Prospect Capital Funding, LLC. All intercompany balances and transactions have been eliminated in consolidation.

Financing Costs:

The Company records origination expenses related to its credit facility as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method over the stated life of the facility.

The Company records registration expenses related to shelf filings as prepaid assets. These expenses consist principally of SEC registration, legal and accounting fees incurred through September 30, 2007 that are related to the shelf filings that will be charged to capital upon the receipt of the capital or charged to expense if not completed.

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

Note 3. Portfolio Investments

At September 30, 2007, 116.6% of our net assets or about $352,257 was invested in 27 long-term portfolio investments (including a net profits interest in Charlevoix Energy Trading LLC) and 3.8% of our net assets was invested in money market funds. The remainder (20.4%) of our net assets represented liabilities in excess of other assets. At June 30, 2007, 109.4% of our net assets or about $328,222 was invested in 24 long-term portfolio investments including a net profits interest in Charlevoix Energy Trading LLC) and 13.9% of our net assets was invested in money market funds. The remainder (23.3%) of our net assets represented liabilities in excess of other assets. Prospect Capital is a non-diversified company within the meaning of the 1940 Act. We classify our investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual owns more than 25% or more of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through ownership of 5% or more of the outstanding voting securities of another person. The Company owns a controlling interest in Advantage Oilfield Group, Ltd. (“AOG”), Gas Solutions Holdings, Inc. (“GSHI”), Genesis Coal Corp. (“Genesis”), NRG Manufacturing, Inc. (“NRG”), R-V Industries, Inc. (R-V), Whymore Coal Company (“Whymore”) and Worcester Energy Company, Inc. (“WECO”). The Company also owns an affiliated interest in Appalachian Energy Holdings, LLC (“AEH”) and Iron Horse Coiled Tubing, Inc. (“Iron Horse”). The Company has no other controlled or affiliated investments.

GSHI has indemnified Prospect Capital against any legal action arising from its investment in Gas Solutions, LP. Prospect Capital has incurred approximately $1,807 in fees associated with a legal action through September 30, 2007, and GSHI has reimbursed Prospect Capital the entire amount. Of the $1,807 reimbursement, $10 and $377 is reflected as Dividend income: Control Investments on the accompanying consolidated statement of operations for the three months ended September 30, 2007 and September 30, 2006, respectively,

Debt placements and interests in non-voting equity securities with an original cost basis of approximately $40,394 were acquired during the three months ended September 30, 2007. Debt repayments and sales of equity securities with an original cost basis of approximately $17,949 were disposed during the three months ended September 30, 2007.

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

A portion of the net proceeds of our August 13, 2006 secondary offering and the subsequent exercise of the over-allotment option on August 28, 2006 was used for offering expenses of approximately $594. A portion of the net proceeds of our December 13, 2006 secondary offering and the subsequent exercise of the over-allotment option on January 11, 2007 was used for offering expenses of approximately $273. Offering expenses were charged against paid-in capital in excess of par. All offering expenses were borne by Prospect Capital.

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

Prospect Management’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. For providing these services the Investment Adviser receives a fee from Prospect Capital, consisting of two components--a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.00% on Prospect Capital’s gross assets (including amounts borrowed). For services currently rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of Prospect Capital’s gross assets at the end of the two most recently completed calendar quarters (the closing of Prospect Capital’s initial public offering was treated as a quarter end for these purposes) and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. The total base management fees earned by Prospect Management during the three months ended September 30, 2007 and September 30, 2006 were $1,866 and $616, respectively.

The incentive fee has two parts. The first part, the income incentive fee, is calculated and payable quarterly in arrears based on Prospect Capital’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees and other fees that Prospect Capital receives from portfolio companies) accrued during the calendar quarter, minus Prospect Capital’s operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement described below, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment in kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of Prospect Capital’s net assets at the end of the immediately preceding calendar quarter, is compared to a “hurdle rate” of 1.75% per quarter (7.00% annualized). The investment adviser had also voluntarily agreed that, in the event it is paid an incentive fee at a time when our common stock is trading at a price below $15 per share for the immediately preceding 30 days (as adjusted for stock splits, recapitalizations and other transactions), it will cause the amount of such incentive fee payment to be held in an escrow account by an independent third party, subject to applicable regulations. The Investment Adviser had further agreed that this amount may not be drawn upon by the Investment Adviser or any affiliate or any other third party until such time as the price of our common stock achieves an average 30 day closing price of at least $15 per share. The Investment Adviser had also voluntarily agreed to cause 30% of any incentive fee that it is paid and that is not otherwise held in escrow to be invested in shares of our common stock through an independent trustee. Any sales of such stock were to comply with any applicable six month holding period under Section 16(b) of the Securities Act and all other restrictions contained in any law or regulation, to the fullest extent applicable to any such sale. These two voluntary agreements by the Investment Adviser have been terminated by the Investment Adviser for all incentive fees after December 31, 2007.

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

The total income incentive fees earned by Prospect Management during the three months ended September 30, 2007 and September 30, 2006 were $1,966 and $818, respectively. No capital gains incentive fees were earned were earned during the three months ended September 30, 2007 and September 30, 2006, respectively.

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

Prospect Administration, pursuant to the approval of our Board of Directors, has engaged Vastardis Fund Services LLC (“Vastardis”) to serve as the sub-administrator of Prospect Capital to perform certain services required of Prospect Administration. This engagement began in May 2005 and ran on a month-to-month basis at the rate of $25 annually, payable monthly. Under the sub-administration agreement, Vastardis provides Prospect Capital with office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities. Vastardis also conducts relations with custodians, depositories, transfer agents, dividend disbursing agents, other stockholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable. Vastardis provides reports to the Administrator and the Directors of its performance of obligations and furnishes advice and recommendations with respect to such other aspects of the business and affairs of Prospect Capital as it shall determine to be desirable. Under the revised and renewed sub-administration agreement, Vastardis also provides the service of William E. Vastardis as the Chief Financial Officer (“CFO”) of the Fund. This service was formerly provided at the rate of $225 annually, payable monthly. In May 2006, the engagement was revised and renewed as an asset-based fee on a sliding scale starting at 0.20% on the first $250,000 in gross assets and ending at 0.05% on gross assets over $1,000,000 with a $400 annual minimum, payable monthly. Vastardis does not provide any advice or recommendation relating to the securities and other assets that Prospect Capital should purchase, retain or sell or any other investment advisory services to Prospect Capital. Vastardis is responsible for the financial and other records that either Prospect Capital (or the Administrator on behalf of Prospect Capital) is required to maintain and prepares reports to stockholders, and reports and other materials filed with the Securities and Exchange Commission. In addition, Vastardis assists Prospect Capital in determining and publishing Prospect Capital’s net asset value, overseeing the preparation and filing of Prospect Capital’s tax returns, and the printing and dissemination of reports to stockholders of Prospect Capital, and generally overseeing the payment of Prospect Capital’s expenses and the performance of administrative and professional services rendered to Prospect Capital by others.

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

Managerial Assistance

As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We have received $158 in managerial assistance for the three months ended September 30, 2007, compared to $53 in managerial assistance for the three months ended September 30, 2006. These fees are paid to the Administrator.

Note 6. Earnings Per Share

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations for the three months ended September 30, 2007 and September 30, 2006, respectively:

	For the Three Months Ended
	September 30, 2007	September 30, 2006
Numerator for increase in net assets per share:	$8,550	$3,964
Denominator for basic and diluted weighted average shares:	19,958,466	9,856,132
Basic and diluted net increase in net assets per share resulting from
operations:	$0.43	$0.40

Note 7. Financial Highlights

	Three Months Ended Sept. 30, 2007 (Unaudited)	Three Months Ended Sept. 30, 2006 (Unaudited)	Year Ended Jun. 30, 2007 (Audited)	Year Ended Jun. 30, 2006 (Audited)	Year Ended Jun. 30, 2005 (Audited)	Year Ended Jun. 30, 2004 (3)

Per Share Data (1):
Net asset value at beginning of period	$15.04	$15.31	$15.31	$14.59	$(0.01)	$—
Costs related to the initial public
offering	—	—	—	0.01	(0.21)	—
Costs related to the secondary public
offering	—	(0.47)	(0.06)	—	—	—
Share issuances related to dividend
reinvestment	—	—	—	—	—	—
Net investment income	0.39	0.33	1.44	1.21	0.34	—
Realized gain	—	0.20	0.14	0.04	—	—
Net unrealized appreciation
(depreciation)	0.04	(0.13)	(0.51)	0.58	0.90	—
Net increase in net assets as a result of
public offering	—	—	0.26	—	13.95	—
Dividends declared and paid	(0.39)	(0.38)	(1.54)	(1.12)	(0.38)	—
Net asset value at end of period	$15.08	$14.86	$15.04	$15.31	$14.59	$—

Per share market value at end of period	$17.02	$15.54	$17.47	$16.99	$12.60	$—
Total return based on market value (2)	(0.36%)	6.33%	12.65%	44.90%	(13.46%)	—
Total return based on net asset value (2)	2.55%	0.60%	7.62%	12.76%	7.40%	—
Shares outstanding at end of period	20,021,138	12,867,341	19,949,065	7,069,873	7,055,100	—
Average weighted shares outstanding
for period	19,958,466	9,856,132	15,724,095	7,056,846	7,055,100	—

Ratio / Supplemental Data:
Net assets at end of period (in
thousands)	$302,011	$191,174	$300,048	$108,270	$102,967	$—
Annualized ratio of operating expenses
to average net assets	9.82%	7.02%	7.36%	8.19%	5.52%	—
Annualized ratio of net operating
income to average net assets	10.68%	10.28%	9.71%	7.90%	8.50%	—
____________________

(1)	Financial highlights are based on weighted average share except dividends declared and paid.

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

Note 8. Litigation

The Company is a defendant in a legal action arising out of its activities. While predicting the outcome of litigation is inherently very difficult, and the ultimate resolution, range of possible loss and possible impact on operating results cannot be reliably estimated, management believes, based upon its understanding of the facts and the advice of legal counsel, that it has a meritorious defense for this action. We continue to defend this action vigorously, and believe that resolution of this action will not have a material adverse effect on the Company’s financial position.

On December 6, 2004, Dallas Gas Partners, L.P. (“DGP”) served Prospect Capital with a complaint filed November 30, 2004 in the U.S. District for the Southern District of Texas, Galveston Division. DGP alleges that DGP was defrauded and that Prospect Capital breached its fiduciary duty to DGP and tortiously interfered with DGP’s contract to purchase Gas Solutions, Ltd. (a subsidiary of our portfolio company, GSHI) in connection with Prospect Capital’s alleged agreement in September 2004 to loan DGP funds with which DGP intended to buy Gas Solutions, Ltd. for approximately $26,000. The complaint seeks relief not limited to $100,000. We believe that the DGP complaint is frivolous and without merit, and intend to defend the matter vigorously. On November 30, 2005, U.S. Magistrate Judge John R. Froeschner of the U.S. District Court for the Southern District of Texas, Galveston Division, issued a recommendation that the court grant Prospect Capital’s Motion for Summary Judgment dismissing all claims by DGP. On February 21, 2006, U.S. District Judge Samuel Kent of the U.S. District Court for the Southern District of Texas, Galveston Division issued an order granting Prospect Capital’s Motion for Summary Judgment dismissing all claims by DGP, against Prospect Capital Corporation. DGP has appealed this decision.

In May 2006, based in part on unfavorable due diligence and the absence of investment committee approval, the Company declined to extend a loan for $10 million to a potential borrower (“plaintiff”). Plaintiff was subsequently sued by its own attorney in a local Texas court for plaintiff's failure to pay fees owed to its attorney. In December 2006, plaintiff filed a cross-action against the Company and certain affiliates (the “defendants”) in the same local Texas court, alleging, among other things, tortious interference with contract and fraud, and seeking in excess of $50 million. Based on a letter agreement between the Company and plaintiff (the "Letter Agreement") which provided, among other things, that any dispute was to be decided at the Company's election by binding arbitration in New York, the Company petitioned the United States District Court for the Southern District of New York to compel arbitration and to enjoin the Texas action. In February 2007, the Company's motions were granted. Plaintiff appealed that decision. The arbitration commenced in July and is expected to conclude in late November. The Company believes that the Letter Agreement forecloses any liability and that the plaintiff has suffered zero ($0) damages. The Company believes that most of its legal expenses related to this matter have already been incurred. Although it cannot guarantee any outcome in this arbitration, the Company is vigorously defending against this action and believes that it is without merit. Under the terms of the Letter Agreement, which provides for an award of attorneys' fees to the prevailing party, the Company is seeking full recovery for all attorneys fees, costs and related expenses incurred in this matter.

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

Note 9. Revolving Credit Agreements

On July 26, 2006, we closed a $50,000 revolving credit facility (the “Facility”) with HSH Nordbank AG as administrative agent and sole lead arranger, replacing a pre-existing $30,000 Credit Facility. This Facility was used, together with our equity capital, to make additional long-term investments. Interest on borrowings under the Facility was charged, at our option, at either (i) LIBOR plus the applicable spread, ranging from 200 to 250 basis points (the refinanced facility being at 250 basis points over LIBOR), or (ii) the greater of the lender prime rate or the federal funds effective rate plus 50 to 100 basis points. The applicable spread decreases as our equity base increases.

On June 6, 2007, Prospect Capital closed on a $200,000 three-year revolving credit facility with Rabobank Nederland as administrative agent and sole lead arranger (the Rabobank Facility). The Rabobank facility refinanced the $50,000 Facility with HSH Nordbank AG. Interest on the Rabobank Facility is charged at LIBOR plus 125 basis points. Additionally, Rabobank charges 37.5 basis points on the unused portion of the facility. At September 30, 2007, the investments used as collateral had an aggregate market value of $246,465, which represents 81.6% of net assets.

As of September 30, 2007, we had $59,962 drawn down on the Rabobank Facility.

Note 10. Subsequent Events

On October 9, 2007, the Company made a second lien debt investment of $9,750 in Resco Products, Inc., a leading designer and manufacturer of refractory materials based in Pittsburgh, Pennsylvania.

On October 11, 2007, the Company priced a public offering of 3,500,000 shares of common stock at $16.34 per share, raising $57,190 in gross proceeds.

On October 17, 2007, the Company made a $3,000 follow-on secured debt investment into NRG, in support of NRG’s acquisition of Dynafab Corporation (“Dynafab”). Dynafab is a manufacturer of a range of metal structures and vessels for use in the oil and gas and transportation industries, including fuel tanks for on-road and off-road vehicles as well as various drilling rig components.

On October 19, 2007, the Company made a second lien debt investment of approximately $5,000 in a leading provider of outsourced technical services based in Pennsylvania. The Company’s debt is supporting the acquisition of the company by HM Capital Partners, L.P. (“HM”), a $1.6 billion private equity fund based in Dallas, Texas. HM’s investment professionals previously were principals with Hicks, Muse, Tate & Furst, Inc.

On November 1, 2007, the Company made a second lien secured debt investment, as well as a small equity co-investment, aggregating approximately $14,000 in Maverick Healthcare, Inc. d/b/a Preferred Homecare, a leading comprehensive home healthcare services provider based in Mesa, Arizona.

On November 5, 2007, the Company invested approximately $18,000 in second lien secured financing into Shearer’s Foods, Inc., a snack food manufacturer based in Brewster, Ohio, with Winston Partners as the private equity financial sponsor.

Note 11. Selected Quarterly Financial Data (unaudited) (in thousands except per share amounts)

	Investment Income		Net Investment Income (Loss)		Net Realized and Unrealized Gains (Losses)		Net Increase (Decrease) in Net Assets from Operations
Quarter Ended	Total	Per Share*	Total	Per Share*	Total	Per Share*	Total	Per Share*
September 30, 2005	$3,109	$0.44	$1,415	$0.20	$58	$0.01	$1,473	$0.21
December 31, 2005	3,935	0.56	2,040	0.29	488	0.07	2,528	0.36
March 31, 2006	4,026	0.57	2,126	0.30	829	0.12	2,955	0.42
June 30, 2006	5,799	0.82	2,977	0.42	2,963	0.42	5,940	0.84

September 30, 2006	6,432	0.65	3,274	0.33	690	0.07	3,964	0.40
December 31, 2006	8,171	0.60	4,493	0.33	(1,553)	(0.11)	2,940	0.22
March 31, 2007	12,069	0.61	7,015	0.36	(2,039)	(0.10)	4,976	0.25
June 30, 2007	14,009	0.70	8,349	0.42	(3,501)	(0.18)	4,848	0.24

September 30, 2007	15,391	0.77	7,865	0.39	685	0.04	8550	0.43
____________________

*	Per share amounts are calculated using weighted average shares during period.

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

The aggregate value of our portfolio investments was $352,257 and $328,222 as of September 30, 2007 and June 30, 2007, respectively. During the first quarter of fiscal year 2008, our net cost of investments increased by $23,339, or 7.2%, as we invested in 3 new investments, while one of our investments repaid its loan during the quarter.

For the first quarter of the fiscal year ended June 30, 2008, compared to the first fiscal quarter of the fiscal year ended June 30, 2007, our net assets increased by $110,836 (or 58%). The change in net assets is as a result of an increase of $120,036 of proceeds from the issuance of new shares of our stock and $21,314 from net operations, offset by $30,514 in dividend distributions to our shareholders. Out of the $21,314 from net operations, our investment income accounted for $27,722 reduced by a realized loss on investments of $12 and by $6,396 in change of unrealized depreciation of investments. The decrease in unrealized value was mainly associated with write-downs in our investments in Advantage Oilfield Group, Ltd. (“Advantage”), ESA Environmental Specialists, Inc. (“ESA”), Genesis Coal Corporation (“Genesis”), Unity Virginia Holdings LLC (“Unity”), Whymore Coal Company, Inc. (“Whymore”) and Worcester Energy Company, Inc. (“WECO”). However, there were significant write-ups in our investments in Gas Solutions Holdings, Inc. (“GSHI”) and NRG Manufacturing, Inc. (“NRG”).

We seek to be a long-term investor with our investment companies. As of September 30, 2007, we continue to pursue our investment strategy and 116.6% of our net assets are invested in long-term investments.

To date we have invested primarily in industries related to the industrial/energy economy. However, we continue to widen our strategic focus in other sectors of the economy to diversify our portfolio holdings. This is further evidenced by the change of our corporate name. Some of the companies in which we invest have relatively short or no operating histories. These companies are and will be subject to all of the business risks and uncertainties associated with any new business enterprise, including the risk that these companies may not reach their investments objective or the value of our investments in them may decline substantially or fall to zero.

After a robust global debt market during the earlier part of 2007, beginning in June 2007, signs of strain emerged as fears of increasing defaults in the subprime mortgage lending market caused a broader loss of investor confidence beyond the subprime mortgage lending market and into the corporate leveraged loan and high yield debt markets. Collateralized Loan Obligations (“CLOs”) and hedge funds, in particular, have been a driving force in the excess liquidity that existed in the debt capital markets. The loss of investor confidence in many of these highly leveraged investment vehicles has significantly constrained the market for new CLO issuance, a consequence of limited relevance to our business historically.

Since June, there has been a significant reduction in liquidity in the corporate debt capital markets and several transactions in the high yield and leveraged loan markets have recently been cancelled, postponed, or restructured, enhancing opportunities for us going forward. The extra supply and meaningfully less demand has shifted the dynamics between buyers and sellers and caused several hundred billion dollars of corporate loans and bridge loan commitments to remain on the balance sheets of financial institutions and remain undistributed. We believe that, as of today, this reduction in liquidity has caused increased market volatility in the secondary prices of existing leveraged loans and high yield bonds, driving many leveraged loan and bond market quotes to below the primary market offer price without necessarily reflecting a deterioration, if any, in underlying fundamental performance of many of these issuers. The valuation of securities held within our portfolio has not been materially adversely affected by these events because we have not participated in the syndicated loan market prior to September 2007 to any meaningful extent. If we were to enter into these markets in a meaningful way, we would be able to lend money at higher rates of interest and would be able to purchase loans at greater discounts than prior to the occurrence of these events. In turn, these events also could increase our cost of financing.

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

Recent Developments

On October 9, 2007, the Company made a second lien debt investment of $9,750 in Resco Products, Inc., a leading designer and manufacturer of refractory materials based in Pittsburgh, Pennsylvania.

On October 11, 2007, the Company priced a public offering of 3,500,000 shares of common stock at $16.34 per share, raising $57,190 in gross proceeds. The Company has granted the underwriters an option to purchase up to an additional 525,000 shares to cover over-allotments. The use of the expected net proceeds of this offering is to repay outstanding indebtedness, to fund investments in portfolio companies, and for general corporate purposes.

On October 17, 2007, the Company made a $3,000 follow-on secured debt investment into NRG, in support of NRG’s acquisition of Dynafab Corporation (“Dynafab”). Dynafab is a manufacturer of a range of metal structures and vessels for use in the oil and gas and transportation industries, including fuel tanks for on-road and off-road vehicles as well as various drilling rig components.

On October 19, 2007, the Company made a second lien debt investment of approximately $5,000 in a leading provider of outsourced technical services based in Pennsylvania. The Company’s debt is supporting the acquisition of the company by HM Capital Partners, L.P. (“HM”), a $1.6 billion private equity fund based in Dallas, Texas. HM’s investment professionals previously were principals with Hicks, Muse, Tate & Furst, Inc.

On November 1, 2007, the Company made a second lien secured debt investment, as well as a small equity co-investment, aggregating approximately $14,000 in Maverick Healthcare, Inc. d/b/a Preferred Homecare, a leading comprehensive home healthcare services provider based in Mesa, Arizona.

On November 5, 2007, the Company invested approximately $18,000 in second lien secured financing into Shearer’s Foods, Inc., a snack food manufacturer based in Brewster, Ohio, with Winston Partners as the private equity financial sponsor.

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

f) Structuring fees and similar fees are recognized as income as earned. Structuring fees, excess deal deposits, net profits interests, overriding royalty interests, administrative agent fees and forbearance fees are included in other income.

In determining the fair value of our portfolio investments at September 30, 2007, the Audit Committee met on October 25, 2007, and considered valuations from the independent valuation firm and from management having an aggregate range of $340,131 to $359,831.

Our portfolio had an annualized current yield of 15.9% and 16.9% across all our long-term debt and certain equity investments as of September 30, 2007 and September 30, 2006, respectively. This yield includes interest from all of our long-term investments as well as dividends from Gas Solutions Holdings, Inc. (“GSHI”) and NRG Manufacturing, Inc. (“NRG”) as of September 30, 2007 and GSHI as of September 30, 2006. We expect the current yield to decline over time as we increase the size of the portfolio. Monetization of other equity positions that we hold is not included in this yield calculation. In each of our portfolio companies, we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Many of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections. Set forth below are several views of our investment portfolio, classified by type of investment, geographic diversification and sector diversification at September 30, 2007 and September 30, 2006, respectively:

Type of Investment	9/30/07 Fair Value (000s)	% of Portfolio	9/30/06 Fair Value (000s)	% of Portfolio
Cash and Cash Equivalents	$11,348	3.1%	$33,453	17.6%
Senior Secured Debt	218,282	60.0%	113,819	59.8%
Subordinated Secured Debt	79,001	21.7%	19,885	10.4%
Common Stock	51,301	14.1%	20,039	10.5%
Preferred Stock	120	0.1%	1,756	0.9%
Warrants	3,553	1.0%	1,458	0.8%

Total Portfolio	$363,605	100.0%	$190,410	100.0%

Geographic Exposure	9/30/07 Fair Value (000s)	% of Portfolio	9/30/06 Fair Value (000s)	% of Portfolio
Midwest U.S.	$36,965	10.2%	$29,136	15.3%
Northeast U.S.	43,940	12.1%	20,222	10.6%
Southeast U.S.	69,055	19.0%	21,193	11.1%
Southwest U.S.	167,450	46.0%	61,168	32.1%
Western U.S.	15,000	4.1%	—	—
Canada	19,847	5.5%	25,238	13.3%
Cash and Cash Equivalents	11,348	3.1%	33,453	17.6%

Total Portfolio	$363,605	100.0%	$190,410	100.0%

Sector	9/30/07 Fair Value (000s)	% of Portfolio	9/30/06 Fair Value (000s)	% of Portfolio
Biofuels/Ethanol	$8,000	2.2%	$8,000	4.2%
Biomass Power	24,413	6.7%	20,222	10.6%
Construction Services	16,000	4.4%	19,284	10.1%
Contracting	5,000	1.4%	—	—
Financial Services	25,000	6.9%	—	—
Gas Gathering and Processing	45,000	12.4%	36,000	18.9%
Manufacturing	48,664	13.4%	11,014	5.8%
Metal Services	5,837	1.6%	—	—
Mining and Coal Production	16,970	4.6%	14,514	7.6%
Natural Gas Marketing	—	—	5,319	2.8%
Oil and Gas Production	134,494	37.0%	19,696	10.4%
Production Services	16,253	4.5%	18,712	9.8%
Seismic Services	—	—	4,196	2.2%
Shipping Vessels	6,626	1.8%	—	—
Cash and Cash Equivalents	11,348	3.1%	33,453	17.6%

Total Portfolio	$363,605	100.0%	$190,410	100.0%

Results of Operations

Investment Activity

We completed our 14th quarter, which was our 13th full quarter since completion of our initial public offering on July 27, 2004, with approximately 116.6% of our net assets or about $352,257 invested in 27 long-term portfolio investments (including a net profits interest remaining in Charlevoix) and 3.8% of our net assets invested in money market funds. The remaining (20.4%) of our net assets represents liabilities in excess of other assets.

Long-Term Portfolio Investments

During the quarter ended September 30, 2007, we completed three new investments and follow on investments in existing portfolio companies, totaling approximately $40,394. Additionally, on August 16, 2007, Arctic Acquisition Corp. (doing business as Cougar Pressure Control) (“Arctic”) completely paid its loan with an additional prepayment penalty of $461 for the loan. The Company will maintain holdings in warrants in Arctic. Including the prepayment premium, the Company realized a 20% cash internal rate of return on this investment, representing 1.25 times cash on cash (not including the equity investments that the Company continues to hold).

On July 31, 2007, Prospect Capital provided $15,000 growth financing to Wind River Resources Corp. and Wind River II Corp., a privately held oil and gas production business based in Salt Lake City, Utah. The investment was in the form of senior secured notes with a net profits interest.

On August 8, 2007, Prospect Capital provided $6,000 growth and recapitalization financing to Deep Down, Inc., a deepwater drilling services and manufacturing provider based in Houston, Texas. The investment was in the form of senior secured notes and warrants.

On August 28, 2007, Prospect Capital provided $9,200 growth and recapitalization financing to Diamondback Operating, LP, an oil and gas production company based in Tulsa, Oklahoma. The investment was in the form of senior secured notes with a net profits interest.

Since inception, here is a quarter-by-quarter summary of the investment activity.

Quarter-End	Acquisitions (1)	Dispositions (2)
September 30, 2007	$40,394	$17,949
June 30, 2007	130,345	9,857
March 31, 2007	19,701	7,731
December 31, 2006	62,679	17,796
September 30, 2006	24,677	2,781
June 30, 2006	42,783	5,752
March 31, 2006	15,732	901
December 31, 2005	—	3,523
September 30, 2005	25,342	—
June 30, 2005	17,544	—
March 31, 2005	7,332	—
December 31, 2004	23,771	32,083
September 30, 2004	30,371	—
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

As of September 30, 2007, we held a controlling interest in, Advantage Oilfield Group Ltd. (“Advantage”), GSHI, Genesis Coal Company (“Genesis”), NRG, R-V Industries, Inc., Whymore Coal Company, Inc. (“Whymore”) and Worcester Energy Company, Inc. (“WECO”). As of September 30, 2007, we held an affiliated interest in Appalachian Energy Holdings LLC and Iron Horse Coiled Tubing, Inc.

Level of Control	9/30/07 Fair Value (000s)	% of Portfolio	9/30/06 Fair Value (000s)	% of Portfolio
Control	$145,645	40.1%	73,610	38.7%
Affiliate	14,631	4.0%	28,383	14.9%
Non-Control/Non-Affiliate	191,981	52.8%	54,964	28.9%
Cash and Cash Equivalents	11,348	3.1%	33,453	17.6%

Total Portfolio	$363,605	100.0%	$190,410	100.0%

Coal prices had remained soft in Central Appalachia due to mild weather, rail delays and utility inventory builds, but began to firm late in the summer. However, marginal spot prices for coal remained below operating costs for many of the coal producers in that region, including Whymore and Genesis. However, Whymore and Genesis are selling coal under a utility contract at above current spot market prices and both current spot prices and forward prices for coal deliveries in future years have continued to rise. The cost cutting and productivity and revenue enhancing efforts begun at these portfolio companies have intensified. We are also looking at opportunities to take advantage of the current depressed asset pricing environment through acquisitions at favorable prices.

With respect to Unity Virginia Holdings LLC (“Unity”), discussions have been underway between Prospect Capital, the second lien holder, the senior lender Texas Capital, whose exposure has now been reduced to approximately $1,250 and Unity regarding liquidating the last remaining saleable property in the collateral package which consists of land, coal inventory, and the refuse area. According to Unity, the sale of these assets was necessary to the remediation of the mine property, under the supervision of state and federal authorities. The sale yielded $180 to Texas Capital, and a like amount was then applied to the cost of the remediation by the Unity principals. The Company believes that Unity principals would then have to pay off the remaining debt to Texas Capital.

As of the date of this report, loans we have made to ESA Environmental Specialists, Inc. (“ESA”) and Advantage are under enhanced scrutiny by our senior management team due to existing or potential payment and/or covenant defaults under the contracts governing these investments. ESA recently defaulted under our contract governing our investment in ESA, prompting us to commence foreclosure actions with respect to certain ESA assets in respect of which we have a priority lien. In response to our actions, ESA filed voluntarily for reorganization under the bankruptcy code. We have a senior-secured, first-lien debt position with collateral in the form of receivables, real estate, other assets, personal guaranties and the stock of ESA’s subsidiary company, Lisamarie Fallon, Inc. (dba The Healing Staff). On September 20, 2007 the U.S. Bankruptcy Court approved a Section 363 Asset Sale for ESA to Prospect Capital. During the period ended September 30, 2007, we made loans totaling $900 to fund working capital for The Healing Staff. Our loans to ESA represent approximately 1.7% of our current net assets.

Advantage provides construction services to the gas industry, primarily in Alberta, which has experienced a significant slowdown in gas related construction activity. We have a senior-secured, first-lien debt position with collateral consisting of substantially all of Advantage’s assets. Advantage has experienced a business slowdown and liquidity problems, and the Investment Adviser believes Advantage could continue to experience payment and covenant defaults. In addition, we have provided and may be required to provide additional capital to Advantage to permit it to continue to operate until its liquidity improves and its business prospects are realized. Advantage is currently considering potential strategic alternatives to better position Advantage in the slowing Alberta market. Our investment in Advantage represents approximately 3.5% of our current net assets.

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

Investment income, which consists of interest income, including accretion of loan origination fees and prepayment penalty fees, dividend income and other income, including net profits interests, overriding royalty interests and structuring fees, was $15,391 and $6,342 for the three months ended September 30, 2007 and September 30, 2006, respectively.

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

Operating expenses were $7,526 and $3,158 for the three months ended September 30, 2007 and September 30, 2006, respectively. These expenses consisted of investment advisory and administrative services fees, credit facility costs, professional fees, insurance expenses, directors’ fees and other general and administrative expenses. The base investment advisory fees were $1,866 and $616 for the three months ended September 30, 2007 and September 30, 2006, respectively. The income incentive fees were $1,966 and $818 for the three months ended September 30, 2007 and September 30, 2006, respectively. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.

In the quarter ended September 30, 2007, the Company incurred legal expenses, in the amount of approximately $1,000, related largely to an arbitration matter. If the Company prevails in the aforesaid arbitration, as it believes it should, the Company believes it is entitled to reimbursement of such expenses. In any event, the Company considers such expenses largely non-recurring items that it does not expect to occur to such a degree in subsequent quarters. The Company intends to vigorously defend against this arbitration and believes that it is without merit.

During the three months ended September 30, 2007 and September 30, 2006, the Company incurred $1,238 and $662, respectively of expenses related to its credit facilities. The table below describes the components of the credit facility costs.

Item	Three Months Ended Sept. 30, 2007	Three Months Ended Sept. 30, 2006
Interest expense	$891	311
Amortization of deferred financing costs	186	294
Commitment fees	144	57
Administrative Agent fees	17	—
Total	$1,238	$662

Net Investment Income, Net Realized Gains, Net Unrealized Appreciation and Net Increase in Net Assets Resulting from Operations

Prospect Capital’s net investment income was $7,865 and $3,274 for the three months ended September 30, 2007 and September 30, 2006, respectively. Net investment income represents the difference between investment income and operating expenses and is directly impacted by the items described above. Net realized gains (losses) were ($11) and $1,951 for the three months ended September 30, 2007 and September 30, 2006, respectively. Net unrealized appreciation (depreciation) was $696 and ($1,261) for the three months ended September 30, 2007 and September 30, 2006, respectively. Net increase in net assets resulting from operations represents the sum of the returns generated from net investment income, realized gains (losses) and the change in unrealized appreciation (depreciation).

Financial Condition, Liquidity and Capital Resources

Our cash flows used in operating activities totaled $52,578 and $49,703 for the three months ended September 30, 2007 and September 30, 2006, respectively. Dividends paid and declared were $6,587 and $3,586 for the three months ended September 30, 2007 and September 30, 2006, respectively.

Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock. In the future, we may continue to fund a portion of our investments through borrowings from banks, issuances of senior securities or secondary offerings. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our objective is to put in place such borrowings in order to expand our portfolio. At September 30, 2007, we had a $200,000 Senior Secured Revolving Credit Facility on which $59,962 was outstanding. On September 6, 2007, our Shelf Registration Statement on Form N-2 was declared effective by the SEC. Under the Registration Statement, we may issue up to $500,000 of our equity securities over the next three years.

Borrowings

The Company had $59,962 and $0 in borrowings at September 30, 2007 and June 30, 2007, respectively. The following table shows the facility amounts and outstanding borrowings at September 30, 2007 and June 30, 2007:

	September 30, 2007		June 30, 2007
	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
Senior Secured Revolving Credit Facility	$200,000	$59,962	$200,000	$—

Off-Balance Sheet Arrangements

At September 30, 2007, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than the investment advisory and management agreement and the administration agreement.

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

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a defendant in a legal action arising out of its activities. While predicting the outcome of litigation is inherently very difficult, and the ultimate resolution, range of possible loss and possible impact on operating results cannot be reliably estimated, management believes, based upon its understanding of the facts and the advice of legal counsel, that it has a meritorious defense for this action. We continue to defend this action vigorously, and believe that resolution of this action will not have a material adverse effect on the Company’s financial position.

On December 6, 2004, Dallas Gas Partners, L.P. (“DGP”) served Prospect Capital with a complaint filed November 30, 2004 in the U.S. District for the Southern District of Texas, Galveston Division. DGP alleges that DGP was defrauded and that Prospect Capital breached its fiduciary duty to DGP and tortiously interfered with DGP’s contract to purchase Gas Solutions, Ltd. (a subsidiary of our portfolio company, GSHI) in connection with

Prospect Capital’s alleged agreement in September 2004 to loan DGP funds with which DGP intended to buy Gas Solutions, Ltd. for approximately $26,000. The complaint seeks relief not limited to $100,000. We believe that the DGP complaint is frivolous and without merit, and intend to defend the matter vigorously. On November 30, 2005, U.S. Magistrate Judge John R. Froeschner of the U.S. District Court for the Southern District of Texas, Galveston Division, issued a recommendation that the court grant Prospect Capital’s Motion for Summary Judgment dismissing all claims by DGP. On February 21, 2006, U.S. District Judge Samuel Kent of the U.S. District Court for the Southern District of Texas, Galveston Division issued an order granting Prospect Capital’s Motion for Summary Judgment dismissing all claims by DGP, against Prospect Capital Corporation. DGP has appealed this decision.

In May 2006, based in part on unfavorable due diligence and the absence of investment committee approval, the Company declined to extend a loan for $10 million to a potential borrower (“plaintiff”). Plaintiff was subsequently sued by its own attorney in a local Texas court for plaintiff's failure to pay fees owed to its attorney. In December 2006, plaintiff filed a cross-action against the Company and certain affiliates (the “defendants”) in the same local Texas court, alleging, among other things, tortious interference with contract and fraud, and seeking in excess of $50 million. Based on a letter agreement between the Company and plaintiff (the "Letter Agreement") which provided, among other things, that any dispute was to be decided at the Company's election by binding arbitration in New York, the Company petitioned the United States District Court for the Southern District of New York to compel arbitration and to enjoin the Texas action. In February 2007, the Company's motions were granted. Plaintiff appealed that decision. The arbitration commenced in July and is expected to conclude in late November. The Company believes that the Letter Agreement forecloses any liability and that the plaintiff has suffered zero ($0) damages. The Company believes that most of its legal expenses related to this matter have already been incurred. Although it cannot guarantee any outcome in this arbitration, the Company is vigorously defending against this action and believes that it is without merit. Under the terms of the Letter Agreement, which provides for an award of attorneys' fees to the prevailing party, the Company is seeking full recovery for all attorneys fees, costs and related expenses incurred in this matter.

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

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in our most recent 10-K filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2007, we issued a total of 72,073 shares of common stock under our dividend reinvestment plan.

The following table reflects the history of shares issued under the dividend reinvestment plan:

Date	Shares Issued	Aggregate Offering Price (in 000s)	% of Dividend
March 31, 2006	6,841	$110	5.2%
June 30, 2006	7,932	130	5.4%
September 29, 2006	80,818	1,273	26.2%
December 29, 2006	108,047	1,851	25.5%
March 30, 2007	93,843	1,595	20.8%
June 30, 2007	69,834	1,190	15.3%
September 30, 2007	72,073	1,243	15.9%

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the first quarter of the fiscal year ended June 30, 2008.

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

3.1	Articles of Incorporation (1).

3.2	Amended and Restated Bylaws (2).

4.1	Form of Share Certificate (2).

10.1	Investment Advisory Agreement between Registrant and Prospect Capital Management, LLC (2).

10.2	Custodian Agreement (3).

10.3	Administration Agreement between Registrant and Prospect Administration, LLC (2).

10.4	Transfer Agency and Service Agreement (3).

10.5	Dividend Reinvestment Plan (2).

10.6.1.1	License Agreement between Registrant and Prospect Capital Management, LLC (2).

10.7	Loan and Servicing Agreement dated June 6, 2007 among Prospect Capital Funding LLC, Prospect Capital Corporation, the Lenders from time to time party thereto and Cooperative Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch. (8)

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).

12	Computation of Ratios (included in the notes to the financial statements contained in this report).

14	Code of Conduct (4)

16	Letter regarding change in certifying accountant (5).

21	Subsidiaries of the Registrant: (included in Note 1 of the Notes to Consolidated Financial Statements) (7)

22.1	Proxy Statement (6).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

____________________

*	Filed herewith.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-114522), filed on April 16, 2004.

(2)	Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-114522), filed on July 6, 2004.

(3)	Incorporated by reference to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-114522), filed on July 23, 2004.

(4)	Incorporated by reference from the Registrant’s Form 10-K filed on September 28, 2006.

(5)	Incorporated by reference to the form 8-K/A (File No. 814-00659), filed on January 21, 2005.

(6)	Incorporated by reference from the Registrant’s Proxy Statement filed on October 19, 2007.

(7)	Incorporated by reference from the Registrant’s Form 10-K filed on September 28, 2007.

(8)	Incorporated by reference from the Registrant’s Registration Statement on Form N-2/A filed on September 5, 2007.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2007.

PROSPECT CAPITAL CORPORATION

By:	/s/ John F. Barry III
John F. Barry III
Chief Executive Officer and Chairman of the Board