Form 10-Q
period 2007-12-31
PROSPECT CAPITAL CORP
filed 2008-02-11
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-114552

PROSPECT CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	43-2048643
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 East 40th Street
44th Floor
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

     The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of February 08, 2008 was 23,721,138.

PROSPECT CAPITAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2007
TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

The terms “we,” “us,” “our,” “Company” and “Prospect Capital” refer to Prospect Capital Corporation; “Prospect Management” or the “Investment Adviser” refers to Prospect Capital Management, LLC; “Prospect Administration” or the “Administrator” refers to Prospect Administration, LLC.

Item 1. Financial Statements

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in 000s, except shares and per share data)

	December 31, 2007 (Unaudited)	June 30, 2007 (Audited)

Assets
Investments at fair value (cost of $433,100 and $326,197, respectively) (Notes 3 and 9):
Control investments (cost of $141,322 and $124,664, respectively)	$150,156	$139,292
Affiliate investments (cost of $5,474 and $14,821, respectively)	5,288	14,625
Non-control/Non-affiliate investments (cost of $286,304 and $186,712, respectively)	284,641	174,305
Total investments at fair value	440,085	328,222

Investments in money market funds	24,734	41,760
Cash	1,336	—
Receivables for:
Interest	3,405	2,139
Dividends	70	263
Loan principal	115	—
Structuring fees	—	1,625
Securities sold	3,100	—
Other	282	271
Prepaid expenses	298	471
Deferred financing costs	1,804	1,751
Total Assets	475,229	376,502

Liabilities
Credit facility payable (Note 9)	107,042	—
Payable for securities purchased	5,604	70,000
Dividends payable	9,370	—
Due to Prospect Administration (Note 5)	202	330
Due to Prospect Capital Management (Note 5)	4,640	4,508
Accrued expenses	1,384	1,312
Other liabilities	1,163	304
Total Liabilities	129,405	76,454

Net Assets	$345,824	$300,048

Components of Net Assets (Note 4)
Common stock, par value $0.001 per share (100,000,000 and 100,000,000 common shares authorized, respectively; 23,721,138 and 19,949,065 issued
and outstanding, respectively)	$24	$20
Paid-in capital in excess of par	357,953	299,845
Distributions in excess of net investment income	(2,767)	(4,092)
Accumulated realized gains (losses) on investments	(16,371)	2,250
Unrealized appreciation on investments	6,985	2,025
Net Assets	$345,824	$300,048

Net Asset Value Per Share	$14.58	$15.04

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in 000s, except shares and per share data)
(Unaudited)

	Three Months Ended
	December 31, 2007	December 31, 2006
Investment Income
Interest income:
Control investments (Net of foreign withholding tax of $69 and $45, respectively)	$5,285	$3,364
Affiliate investments (Net of foreign withholding tax of $35 and $57, respectively)	655	1,056
Non-control/Non-affiliate investments	8,876	2,552
Total interest income	14,816	6,972

Dividend income:
Control investments	2,200	850
Money market funds	266	318
Total dividend income	2,466	1,168

Other income (1):
Affiliate investments	—	3
Non-control/Non-affiliate investments	1,281	28
Total Other income	1,281	31
Total Investment Income	18,563	8,171

Operating Expenses
Investment advisory fees:
Base management fee (Note 5)	2,112	1,568
Income incentive fee (Note 5)	2,665	1,123
Total investment advisory fees	4,777	2,691

Interest expense and credit facility costs	1,618	370
Chief Compliance Officer and Sub-administration fees	206	119
Legal fees	569	97
Valuation services	120	100
Sarbanes-Oxley compliance expenses	—	1
Audit and tax related fees	43	47
Other professional fees	35	—
Insurance expense	64	72
Directors' fees	55	57
Other general and administrative expenses	416	124
Total Operating Expenses	7,903	3,678

Net Investment Income	10,660	4,493

Net realized loss on investments	(18,610)	(1)
Net change in unrealized appreciation/depreciation on investments	4,264	(1,552)
Increase (Decrease) in Net Assets Resulting from Operations	$(3,686)	$2,940

Earnings per common share (Note 6)	$(0.16)	$0.22
____________________

(1)	Includes Structuring Fees of $1,132, Overriding Royalty Interests of $138 and Administrative Agent Fees of $11 in the three months ended December 31, 2007 and Net Profits Interest of $26 and Overriding Royalty Interests of $5 in the three months ended December 31, 2006.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in 000s, except shares and per share data)
(Unaudited)

	Six Months Ended
	December 31, 2007	December 31, 2006
Investment Income
Interest income:
Control investments (Net of foreign withholding tax of $158 and $45, respectively)	$10,133	$5,610
Affiliate investments (Net of foreign withholding tax of $70 and $167, respectively)	1,322	2,037
Non-control/Non-affiliate investments	16,193	4,631
Total interest income	27,648	12,278

Dividend income:
Control investments	3,650	1,700
Money market funds	434	594
Total dividend income	4,084	2,294

Other income (1):
Affiliate investments	10	3
Non-control/Non-affiliate investments	2,212	28
Total Other income	2,222	31
Total Investment Income	33,954	14,603

Operating Expenses
Investment advisory fees:
Base management fee (Note 5)	3,978	2,184
Income incentive fee (Note 5)	4,631	1,941
Total investment advisory fees	8,609	4,125

Interest expense and credit facility costs	2,856	1,032
Chief Compliance Officer and Sub-administration fees	392	238
Legal fees	1,775	377
Valuation services	233	193
Sarbanes-Oxley compliance expenses	10	46
Audit and tax related fees	293	339
Other professional fees	35	—
Insurance expense	128	147
Directors' fees	110	120
Other general and administrative expenses	988	219
Total Operating Expenses	15,429	6,836

Net Investment Income	18,525	7,767

Net realized gain (loss) on investments	(18,621)	1,950
Net change in unrealized appreciation/depreciation on investments	4,960	(2,813)
Increase in Net Assets Resulting from Operations	$4,864	$6,904

Earnings per common share (Note 6)	$0.23	$0.59
____________________

(1)	Includes Structuring Fees of $1,941, Deal Deposit Income of $36, Overriding Royalty Interests of $214, Forbearance Fees of $10 and Administrative Agent Fees of $21 in the six months ended December 31, 2007 and Net Profits Interest of $26 and Overriding Royalty Interests of $5 in the six months ended December 31, 2006.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in 000s, except share data)
(Unaudited)

	Six Months Ended
	December 31, 2007	December 31, 2006
Increase in Net Assets from Operations:
Net investment income	$18,525	$7,767
Net realized gain (loss) on investments	(18,621)	1,950
Net change in unrealized appreciation /depreciation on investments	4,960	(2,813)
Increase in Net Assets Resulting from Operations	4,864	6,904

Dividends to Shareholders:	(17,200)	(12,123)

Capital Share Transactions:
Net proceeds from capital shares sold	57,436	184,220
Less: Offering costs of public share offerings	(567)	(1,157)
Reinvestment of dividends	1,243	3,124
Net Increase in Net Assets Resulting from Capital Share Transactions	58,112	186,187

Total Increase in Net Assets:	45,776	180,968
Net assets at beginning of period	300,048	108,270
Net Assets at End of Period	$345,824	$289,238

Capital Share Activity:
Shares sold	3,700,000	11,716,650
Shares issued through reinvestment of dividends	72,073	188,865
Net increase in capital shares	3,772,073	11,905,515
Shares outstanding at beginning of period	19,949,065	7,069,873

Shares Outstanding at End of Period	23,721,138	18,975,388

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in 000s, except share data)
(Unaudited)

	Six Months Ended
	December 31, 2007	December 31, 2006 (1)
Cash Flows from Operating Activities:
Increase in net assets resulting from operations	$4,864	$6,904
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized appreciation/depreciation on investments	(4,960)	2,813
Net realized (gain) loss on investments	18,621	(1,950)
Accretion of original issue discount on investments	(1,442)	(935)
Amortization of deferred financing costs	367	546
Change in operating assets and liabilities:
Payments for purchases of investments	(161,239)	(87,145)
Proceeds from sale of investments	37,172	20,366
Purchases of cash equivalents	(189,960)	(239,904)
Sales of cash equivalents	189,945	239,903
Net investments in money market funds	17,026	(91,639)
Increase in interest receivable	(1,266)	(401)
Decrease (increase) in dividends receivable	193	(148)
Increase in loan principal receivable	(115)	(69)
Decrease in receivable for structuring fees	1,625	—
Decrease (increase) in receivables for securities sold	(3,100)	369
Increase in other receivables	(11)	(896)
Decrease in due from Prospect Administration	—	5
Decrease in due from Prospect Capital Management	—	28
Decrease (increase) in prepaid expenses	173	(145)
Decrease in payables for securities purchased	(64,396)	—
Increase (decrease) in due to Prospect Administration	(128)	184
Increase in due to Prospect Capital Management	132	1,602
Increase (decrease) in accrued expenses	72	(1)
Increase in other current liabilities	859	284

Net Cash Used In Operating Activities	(155,568)	(150,229)

Cash Flows from Financing Activities:
Borrowings under credit facility	161,367	—
Payments under credit facility	(54,325)	(28,500)
Increase in deferred financing costs	(420)	(781)
Decrease in deferred offering costs	—	33
Net proceeds from issuance of common stock	57,436	184,220
Offering costs from issuance of common stock	(567)	(1,157)
Dividends paid	(6,587)	(3,586)

Net Cash Provided By Financing Activities	156,904	150,229

Net Increase in Cash	1,336	—
Cash, beginning of period	—	—

Cash, End of Period	$1,336	$—

Cash Paid For Interest	$1,992	$486

Non-Cash Financing Activity:
Amount of shares issued in connection with dividend reinvestment plan	$1,243	$3,124
____________________

(1)	Certain amounts have been reclassed to conform to the current period’s presentation.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2007
(in 000s except share amounts and percentages)
(Unaudited)

Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares	Cost	Fair Value (2)	% of Net Assets
Control Investments (25.00% or greater of voting control)

Gas Solutions Holdings, Inc. (3)	Texas/Gas
	Gathering and
	Processing
Common shares		100	$4,897	$27,500	7.9%
Subordinated secured note, 18.00%
due 12/22/2009 (4)		$20,000	20,000	20,000	5.8%

Total			24,897	47,500	13.7%

Genesis Coal Corp.	Kentucky/
	Mining and Coal
	Production
Common shares		69	24	1	0.0%
Warrants, preferred shares, expiring
2/9/2016		1,000	33	1	0.0%
Senior secured note, 16.28% (5)
due 12/31/2010		$16,289	16,191	9,797	2.8%

Total			16,248	9,799	2.8%

Integrated Contract Services, Inc. (6)	North Carolina/
	Contracting
Common shares		49	14	—	0.0%
Series A preferred shares		10	—	—	0.0%
Junior secured note, 14.00%
due 9/30/2010		$14,003	14,003	3,030	0.9%
Senior secured note, 14.00%
due 9/30/2010		$800	800	800	0.2%
Senior demand note, 15.00% (7)		$1,170	1,170	1,170	0.4%

Total			15,987	5,000	1.5%

Iron Horse Coiled Tubing, Inc. (4)	Alberta, Canada/
	Production
	services
Common shares		643	268	43	0.0%
Senior secured note, 15.00%
due 4/19/2009		$9,250	9,010	9,010	2.6%

Total			9,278	9,053	2.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2007
(in 000s except share amounts and percentages)
(Unaudited)

Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares	Cost	Fair Value (2)	% of Net Assets
NRG Manufacturing, Inc.	Texas/
	Manufacturing
Common shares		800	$2,317	$20,782	6.0%
Senior secured note, 16.50% (8)
due 8/31/2013 (4)		$13,080	13,080	13,080	3.8%

Total			15,397	33,862	9.8%

R-V Industries, Inc.	Pennsylvania/
	Manufacturing
Common shares		545,107	4,985	4,985	1.4%
Warrants, common shares, expiring
6/30/2017		200,000	1,682	1,829	0.5%
Senior secured note, 15.00%
due 6/30/2017 (4)		$9,526	7,877	7,729	2.3%

Total			14,544	14,543	4.2%

Whymore Coal Company, Inc. (9)	Kentucky/
	Mining and Coal
	Production
Equity ownership		Various	204	1	0.0%
Senior secured note, 15.00% (10)
due 12/31/2010		$12,004	12,004	5,985	1.7%

Total			12,208	5,986	1.7%

Worcester Energy Company, Inc. (11)	Maine/Biomass
	Power
Equity ownership		Various	254	1	0.0%
Senior secured note, 12.50%
due 12/31/2012		$32,659	32,509	24,412	7.1%

Total			32,763	24,413	7.1%

Total Control Investments			141,322	150,156	43.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2007
(in 000s except share amounts and percentages)
(Unaudited)

Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares	Cost	Fair Value (2)	% of Net Assets
Affiliate Investments (5.00% to 24.99% of voting control)

Appalachian Energy Holdings LLC (12) (4)	West Virginia/
	Construction
	Services
Series A preferred shares		200	135	136	0.1%
Warrants, expiring 2/14/2016		6,065	348	161	0.1%
Senior secured note, 14.00%,
plus 3.00% PIK due 1/31/2011		$5,145	$4,991	$4,991	1.4%

Total Affiliate Investments			5,474	5,288	1.6%

Non-Control/Non-Affiliate Investments (less than 5.00% of voting control)

Arctic Acquisition Corp. (13) (4)	Texas/
	Production
	services
Warrants, common shares, expiring
7/19/2012		596,251	507	970	0.3%
Warrants, Series A redeemable
preferred shares, expiring 7/19/2012		1,054	507	970	0.3%

Total			1,014	1,940	0.6%

C&J Cladding LLC (4)	Texas/Metal
	Services
Warrants, common shares, expiring
3/30/2014		510	580	1,410	0.4%
Senior secured note, 14.00% (14)
due 3/31/2012		$5,400	4,666	4,666	1.4%

Total			5,246	6,076	1.8%

Conquest Cherokee, LLC (15) (4)	Tennessee/Oil
	and Gas
	Production
Senior secured note, 13.00% (16)
due 5/5/2009		$10,200	10,084	10,084	2.9%

Deb Shops, Inc. (4)	Pennsylvania/
	Retail Apparel
Senior secured note, 13.13%
due 1/31/2015		$15,000	14,555	14,555	4.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2007
(in 000s except share amounts and percentages)
(Unaudited)

Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares	Cost	Fair Value (2)	% of Net Assets
Deep Down, Inc. (4)	Texas/Production
	Services
Warrants, common shares, expiring
8/6/2012		4,960,585	—	—	0.0%
Senior secured note, 12.50% plus 3.00%
PIK due 8/1/2011		$12,000	12,000	12,000	3.4%

Total			12,000	12,000	3.4%

Diamondback Operating, LP (17) (4)	Oklahoma/Oil
	and Gas
	Production
Senior secured note, 12.00% plus 2.00%
PIK due 8/28/2011		$9,200	$9,200	$9,200	2.7%

Evolution Petroleum Corp. (18)	Texas/Oil and
	Gas Production
Common shares, unregistered		139,926	20	628	0.2%

H&M Oil & Gas, LLC (17) (4)	Texas/Oil and
	Gas Production
Senior secured note, 13.00% (19)
due 6/30/2010		$45,000	45,000	45,000	13.0%

IEC Systems LP/Advance Rig Services (“ARS”) LLC (4)	Texas/Oilfield
	Fabrication
IEC senior secured note, 12.00% plus
3.00% PIK due 11/20/2012		$19,436	19,436	19,436	5.6%
ARS senior secured note, 12.00% plus
3.00% PIK due 11/20/2012		$5,950	5,950	5,950	1.7%

Total			25,386	25,386	7.3%

Jettco Marine Services LLC (17) (4)	Louisiana/
	Shipping
Subordinated secured note, 12.00% (20),
plus 4.0% PIK due 12/31/2011		$6,808	6,700	6,700	1.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2007
(in 000s except share amounts and percentages)
(Unaudited)

Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares	Cost	Fair Value (2)	% of Net Assets
Ken-Tex Energy Corp. (15) (4)	Texas/Oil and
	Gas Production
Senior secured note, 13.00%
due 6/4/2010		$10,750	10,750	10,750	3.1%

Maverick Healthcare, Inc. (4)	Arizona/Medical
	Services
Common shares		1,250,000	—	—	0.0%
Preferred shares		1,250,000	1,250	1,250	0.4%
Senior secured note, 12.00% plus
1.50% PIK due 10/31/2014		$12,500	12,500	12,500	3.6%

Total			13,750	13,750	4.0%

Miller Petroleum, Inc.	Tennessee/Oil
	and Gas
	Production
Warrants, common shares, expiring
5/4/2010 to 12/31/2012		1,389,025	$150	$2	0.0%

Qualitest Pharmaceuticals, Inc. (4)	Alabama/
	Pharmaceuticals
Second lien debt, 12.50% (21)
due 4/30/2015		$12,000	11,941	11,941	3.5%

Regional Management Corp. (4)	South Carolina/
	Financial
	Services
Subordinated secured note, 12.00%,
plus 2.0% PIK due 6/29/2012		$25,000	25,000	25,000	7.2%

Resco Products, Inc. (4)	Pennsylvania/
	Manufacturing
Second lien debt, 13.13% (22)
due 6/24/2014		$9,750	9,559	9,559	2.8%

Shearer’s Foods, Inc. (4)	Ohio/ Food
	Products
Second lien debt, 14.00%
due 10/31/2013		$18,000	18,000	18,000	5.2%

Stryker Energy, LLC (23) (4)	Ohio/Oil and Gas
	Production
Subordinated revolving credit facility,
11.22% (24) due 11/30/2011		$29,500	28,990	28,990	8.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2007
(in 000s except share amounts and percentages)
(Unaudited)

Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares	Cost	Fair Value (2)	% of Net Assets
TLOGH, L.P. (23)	Texas/Oil and
	Gas Production
Senior secured note, 13.00%,
due 10/23/2009		$15,291	15,143	15,143	4.4%

Unitek (4)	Pennsylvania/
	Technical
	Services
Second lien debt, 12.75% (25)
due 9/27/2013		$5,000	4,927	4,927	1.4%

Unity Virginia Holdings, LLC	Virginia/ Mining
	and Coal
	Production
Subordinated secured note, 15.00%,
plus 15.00% PIK due 1/31/2009		$3,580	$3,889	$10	0.0%

Wind River Resources Corp. and Wind River II Corp. (17) (4)	Utah/Oil and Gas
	Production
Senior secured note, 13.00%,
Due 7/31/2009		$15,000	15,000	15,000	4.3%

Total Non-Control/Non-Affiliate Investments			286,304	284,641	82.3%

Total Portfolio Investments			433,100	440,085	127.3%

Money Market Funds
Fidelity Institutional Money Market Funds -
Government Portfolio (Class I)		21,941,212	21,941	21,941	6.3%
First American Funds, Inc. - Prime
Obligations Fund (Class A) (4)		2,793,388	2,793	2,793	0.8%

Total Money Market Funds			24,734	24,734	7.1%

Total Investments			$457,834	$464,819	134.4%
____________________

(1)	The securities in which Prospect Capital has invested were acquired in transactions that were exempt from registration under the Securities Act of 1933, as amended, or the “Securities Act.” These securities may be resold only in transactions that are exempt from registration under the Securities Act.

(2)	Fair value is determined by or under the direction of the Board of Directors of Prospect Capital (Note 2).

(3)	Gas Solutions Holdings, Inc. is a wholly-owned investment of Prospect Capital.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2007
(in 000s except share amounts and percentages)
(Unaudited)

(4)	Security, or portion thereof, is held as collateral for the credit facility with Rabobank Nederland (See Note 9). At December 31, 2007, the value of these investments was $326,803 which represents 94.5% of net assets.

(5)	Interest rate is the greater of 15.0% or 6-Month LIBOR plus 11.0%; rate reflected is as of December 31, 2007.

(6)	Entity was formed as a result of the debt restructuring of ESA Environmental Specialist, Inc.

(7)	Loan is with Lisamarie Fallon, Inc., (d/b/a The Healing Staff) an affiliate of the Integrated Contract Services, Inc.

(8)	Interest rate is the greater of 16.5% or 12-Month LIBOR plus 11.0%; rate reflected is as of December 31, 2007.

(9)	There are several entities involved in the Whymore investment. Prospect Capital has provided senior secured debt financing to C&A Construction, Inc. (“C&A”), which owns the equipment. E&L Construction, Inc. (“E&L”) leases the equipment from C&A, employs the workers, is listed as the operator with the Commonwealth of Kentucky, mines the coal, receives revenues and pays all operating expenses. Whymore Coal Company, Inc. (“Whymore”) applies for and holds permits, pays royalties to landowners, and holds escrow funds for reclamation expenses following mining operations. Whymore and E&L are guarantors under the C&A credit agreement with Prospect Capital. Prospect Capital owns 10,000 shares of common stock of C&A (100% ownership), 10,000 shares of common stock of E&L (100% ownership), and 4,900 shares of common stock of Whymore (49% ownership). Prospect Capital owns 4,285 Series A convertible preferred shares in each of C&A, E&L and Whymore. Additionally, Prospect Capital retains an option to purchase the remaining 51% of Whymore. As of December 31, 2007, the Board of Directors of Prospect Capital assessed a fair value of $1 for the preferred equity.

(10)	Interest rate is the greater of 15.0% or 5-Year US Treasury Note plus 11.5%; rate reflected is as of December 31, 2007.

(11)

There are several entities involved in the Worcester Energy Company, Inc. investment. Prospect Capital owns 100 shares of common stock in Worcester Energy Holdings, Inc. (“WEHI”) representing 100%. WEHI, in turn, owns 51 membership certificates in Biochips LLC, which represents 51% ownership. Prospect Capital also owns 282 shares of common stock in Worcester Energy Co., Inc. (“WECO”), which represents 51% ownership. Prospect Capital also owns 1,665 shares of common stock in Worcester Energy Partners, Inc. (“WEPI”), which represents 51% ownership. Prospect Capital also owns 1,000 of series A convertible preferred shares in WEPI. WECO, WEPI and Biochips LLC are joint borrowers on the term note issued to Prospect Capital. WEPI owns the equipment and operates the biomass generation facility. Biochips LLC currently has no material operations. WEPI owns 100 shares of common stock in Precision Logging and Landclearing, Inc. (“Precision”), which represents 100% ownership. Precision conducts all logging, processing and delivery operations to supply fuel to the biomass generation facility. As of December 31, 2007, the Board of Directors of Prospect Capital assessed a fair value of $1 for all of these equity positions.

(12)

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

(13)	The Portfolio Investment does business as Cougar Pressure Control.

(14)	Interest rate is the greater of 14.0% or 12-Month LIBOR plus 7.5%; rate reflected is as of December 31, 2007.

(15)	Prospect Capital has an overriding royalty interest and net profits interest in the Portfolio Investment.

(16)	Interest rate is the greater of 13.0% or 12-Month LIBOR plus 7.5%; rate reflected is as of December 31, 2007.

(17)	Prospect Capital has a net profits interest in the Portfolio Investment.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2007
(in 000s except share amounts and percentages)
(Unaudited)

(18)	Formerly known as Natural Gas Systems, Inc.

(19)	Interest rate is the greater of 13.0% or 12-Month LIBOR plus 7.5%; rate reflected is as of December 31, 2007.

(20)	Interest rate is the greater of 13.0% or 3-Month LIBOR plus 6.11%; rate reflected is as of December 31, 2007.

(21)	Interest rate is the greater of 12.5% or 3-Month LIBOR plus 7.5%; rate reflected is as of December 31, 2007.

(22)	Interest rate is 3-Month LIBOR plus 8.0%; rate reflected is as of December 31, 2007.

(23)	Prospect Capital has an overriding royalty interest in the Portfolio Investment.

(24)	Interest rate is the greater of 12.0% or 12-Month LIBOR plus 7.0%; rate reflected is as of December 31, 2007.

(25)	Interest rate is the greater of 12.75% or 3-Month LIBOR plus 7.25%; rate reflected is as of December 31, 2007.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2007
(in 000s except share amounts and percentages)
(Audited)

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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2007
(in 000s except share amounts and percentages)
(Audited)

Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares	Cost	Fair Value (2)	% of Net Assets
R-V Industries, Inc.	Pennsylvania/
	Manufacturing
Common shares		545,107	4,985	4,985	1.6%
Warrants, common shares, expiring
6/30/2017		200,000	$1,682	$1,682	0.6%
Senior secured note, 15.00%
due 6/30/2017 (23)		$14,526	12,844	12,844	4.3%

Total			19,511	19,511	6.5%

Whymore Coal Company, Inc. (7)	Kentucky/
	Mining and Coal
	Production
Equity ownership		Various	111	1	0.0%
Senior secured note, 16.42% (8)
due 12/31/2010		$11,022	11,022	7,063	2.4%

Total			11,133	7,064	2.4%

Worcester Energy Company, Inc. (9)	Maine/Biomass
	Power
Equity ownership		Various	137	1	0.0%
Senior secured note, 12.50%
due 12/31/2012		$26,774	26,596	25,046	8.3%

Total			26,733	25,047	8.3%

Total Control Investments			124,664	139,292	46.4%

Affiliate Investments (5.00% to 24.99% of voting control)

Appalachian Energy Holdings LLC (10) (23)	West Virginia/
	Construction
	Services
Series A preferred shares		200	104	104	0.0%
Warrants, expiring 2/14/2016		6,065	348	152	0.1%
Senior secured note, 14.00%,
plus 3.00% PIK due 1/31/2011		$5,358	5,169	5,169	1.7%

Total			5,621	5,425	1.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2007
(in 000s except share amounts and percentages)
(Audited)

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
(Audited)

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
(Audited)

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
(Audited)

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
(Audited)

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
December 31, 2007
(Unaudited)
(in thousands except share and per share amounts)

Note 1. Organization

Prospect Capital Corporation (“Prospect Capital” or the “Company”), formerly known as Prospect Energy Corporation, a Maryland corporation, was organized on April 13, 2004 and was funded in an initial public offering (“IPO”) completed on July 27, 2004. Prospect Capital is a closed-end investment company that has filed an election to be treated as a Business Development Company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As a BDC, Prospect Capital has qualified and has elected to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code. The Company invests primarily in senior and subordinated debt and equity of companies in need of capital for acquisitions, divestitures, growth, development, project financings, recapitalizations, and other purposes.

On May 15, 2007, the Company formed a wholly-owned subsidiary, Prospect Capital Funding, LLC, a Delaware limited liability company, for the purpose of holding certain of the Company’s portfolio of loan investments which are used as collateral for its credit facility.

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

The following are significant accounting policies consistently applied by Prospect Capital:

Consolidation:

As an investment company, Prospect Capital only consolidates wholly-owned, closely-managed subsidiaries that are also investment companies. At December 31, 2007, the financial statements include the accounts of Prospect Capital and its wholly-owned subsidiary, Prospect Capital Funding, LLC. All intercompany balances and transactions have been eliminated in consolidation.

Investments:

The Consolidated Statements of Assets and Liabilities include portfolio investments reported at fair values of $440,085 and $328,222 at December 31, 2007 and June 30, 2007, respectively. At December 31, 2007 and June 30, 2007, 127.3% and 109.4%, respectively, of the Company’s net assets represented portfolio investments whose fair values have been determined by the Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the Board of Directors’ determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

4) The Financial Accounting Standards Board (“FASB”) has recently issued a new pronouncement addressing fair value measurements, Statement of Financial Accounting Standards Number 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 becomes effective for fiscal years beginning after November 15, 2007; therefore, its first applicability to the Company will be on July 1, 2008. As of December 31, 2007, the Company does not believe the adoption of FAS 157 will materially impact the amounts reported in the financial statements; however, additional disclosures may be required about the inputs used to develop the measurements and about the effect of certain of the measurements reported in the statements of changes in net assets for a fiscal period.

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

g) Loans are placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, are likely to remain current. As of December 31, 2007, approximately 1.1% of the Company’s net assets are in non-accrual status.

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

The Company adopted Financial Accounting Standards Board Interpretation No. 48 (‘‘FIN 48’’), Accounting for Uncertainty in Income Taxes. FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Adoption of FIN 48 was applied to all open tax years as of the effective date. The adoption of FIN 48 did not have an effect on the net asset value, financial condition or results of operations of the Company as there was no liability for unrecognized tax benefits and no change to the beginning net asset value of the Company. As of December 31, 2007 and for the six-month period then ended the Company did not have a liability for any unrecognized tax benefits. Management’s determinations regarding FIN 48 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

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

The Company records registration expenses related to shelf filings as prepaid assets. These expenses consist principally of SEC registration, legal and accounting fees incurred through December 31, 2007 that are related to the shelf filings that will be charged to capital upon the receipt of the capital or charged to expense if not completed.

Guarantees and Indemnification Agreements:

The Company follows FASB Interpretation Number 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” (“FIN 45”). FIN 45 elaborates on the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, for those guarantees that are covered by FIN 45, the fair value of the obligation undertaken in issuing certain guarantees. FIN 45 did not have a material effect on the financial statements of the Company. Refer to Note 3 and Note 5 for further discussion of guarantees and indemnification agreements.

Per Share Information:

Basic earnings per common share are calculated using the weighted average number of common shares outstanding for the period presented.

Note 3. Portfolio Investments

At December 31, 2007, 127.3% of our net assets or about $440,085 was invested in 32 long-term portfolio investments (including a net profits interest in Charlevoix Energy Trading LLC) and 7.1 % of our net assets was invested in money market funds. The remainder (34.4%) of our net assets represented liabilities in excess of other assets. At June 30, 2007, 109.4% of our net assets or about $328,222 was invested in 24 long-term portfolio investments (including a net profits interest in Charlevoix Energy Trading LLC) and 13.9% of our net assets was invested in money market funds. The remainder (23.3%) of our net assets represented liabilities in excess of other assets. Prospect Capital is a non-diversified company within the meaning of the 1940 Act. We classify our investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual owns 25% or more of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence. This lesser degree of influence is deemed to exist through ownership of 5% or more but less than 25% of the outstanding voting securities of another person. As of December 31, 2007, the Company owns a controlling interest in Gas Solutions Holdings, Inc. (“GSHI”), Genesis Coal Corp. (“Genesis”), Integrated Contract Services, Inc. (“Integrated”), Iron Horse Coiled Tubing, Inc. (“Iron Horse”), NRG Manufacturing, Inc. (“NRG”), R-V Industries, Inc. (R-V), Whymore Coal Company, Inc. (“Whymore”), and Worcester Energy Company, Inc. (“WECO”). The Company also owns an affiliated interest in Appalachian Energy Holdings, LLC (“AEH”). The Company has no other controlled or affiliated investments.

GSHI has indemnified Prospect Capital against any legal action arising from its investment in Gas Solutions, LP. Prospect Capital has incurred approximately $1,818 through December 31, 2007 for fees associated with a legal action, and GSHI has reimbursed Prospect Capital for the entire amount. Of the $ 1,818 reimbursement, $11 and $19 is reflected as Dividend income: Control Investments on the accompanying Consolidated Statements of Operations for the three months ended December 31, 2007 and December 31, 2006, respectively, and $21 and $396 for the six months ended December 31, 2007 and December 31, 2006, respectively.

Debt placements and interests in equity securities with an original cost basis of approximately $120,846 and $161,239 were acquired during the respective three-month and six-month periods ended December 31, 2007. Debt repayments and sales of equity securities with proceeds of approximately $19,233 and $37,172 were disposed during the respective three-month and six-month periods ended December 31, 2007.

From time to time, the Company provides guarantees for portfolio companies for payments to counterparties, usually as an alternative to investing additional capital. Currently, guarantees are outstanding only for three portfolio companies categorized as Control Investments, which are not deemed by management to be material individually or in the aggregate.

Note 4. Equity Offerings and Related Expenses

On October 17, 2007, the Company completed a public offering of 3,500,000 shares of common stock. An additional 200,000 shares were issued on November 13, 2007 as a result of the exercise of an over-allotment option on the part of the underwriters. The proceeds raised, the related underwriting fees, the offering expenses, and the prices at which common stocks were issued since inception are detailed in the table which follows:

Issuances of Common Stock	Number of Shares Issued	Gross Proceeds Raised	Underwriting Fees	Offering Expenses	Offering Price
November 13, 2007 over-allotment	200,000	$3,268	$170	$—	$16.340
October 17, 2007	3,500,000	57,190	2,975	567	16.340

January 11, 2007 over-allotment	810,000	$14,025	$688	$—	$17.315	*
December 13, 2006	6,000,000	106,200	5,100	279	17.700

August 28, 2006 over-allotment	745,650	$11,408	$567	$—	$15.300
August 10, 2006	4,971,000	76,056	3,778	595	15.300

August 27, 2004 over-allotment	55,000	$825	$58	$2	$15.000
July 27, 2004	7,000,000	105,000	7,350	1,385	15.000
____________________

*	The Company declared a dividend of $0.385 per share between offering and over –allotment dates.

Offering expenses were charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by Prospect Capital.

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

Prospect Management’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. For providing these services the Investment Adviser receives a fee from Prospect Capital, consisting of two components--a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.00% on Prospect Capital’s gross assets (including amounts borrowed). For services currently rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of Prospect Capital’s gross assets at the end of the two most recently completed calendar quarters (the closing of Prospect Capital’s initial public offering was treated as a quarter-end for this purpose) and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. The total base management fees earned by Prospect Management during the three months ended December 31, 2007 and December 31, 2006 were $2,112 and $1,568, respectively and during the six months ended December 31, 2007 and December 31, 2006 were $3,978 and $2,184, respectively.

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

The total income incentive fees earned by Prospect Management were $2,665 and $1,123 for the three months ended December 31, 2007 and December 31, 2006, respectively and $4,631 and $1,941 for the six months ended December 31, 2007 and December 31, 2006, respectively. No capital gains incentive fees were earned during the three and six-month periods ended December 31, 2007 and December 31, 2006.

Administration Agreement

Prospect Capital has also entered into an Administration Agreement with Prospect Administration, LLC (“Prospect Administration”) under which Prospect Administration, among other things, provides (or arranges for the provision of) administrative services and facilities for Prospect Capital. For providing these services, Prospect Capital reimburses Prospect Administration for Prospect Capital’s allocable portion of overhead incurred by Prospect Administration in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of our chief compliance officer and chief financial officer and their respective staffs. Under this agreement, Prospect Administration furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Prospect Administration also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the Securities and Exchange Commission (“SEC”). In addition, Prospect Administration assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, Prospect Administration also provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Prospect Administration is a wholly owned subsidiary of our Investment Adviser.

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

Prospect Administration, pursuant to the approval of our Board of Directors, has engaged Vastardis Fund Services LLC (“Vastardis”) to serve as the sub-administrator of Prospect Capital to perform certain services required of Prospect Administration. This engagement began in May 2005 and ran on a month-to-month basis at the rate of $25 annually, payable monthly. Under the sub-administration agreement, Vastardis provides Prospect Capital with office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities. Vastardis also conducts relations with custodians, depositories, transfer agents, dividend disbursing agents, other stockholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable. Vastardis provides reports to the Administrator and the Directors of its performance of obligations and furnishes advice and recommendations with respect to such other aspects of the business and affairs of Prospect Capital as it shall determine to be desirable. Under the revised and renewed sub-administration agreement, Vastardis also provides the service of William E. Vastardis as the Chief Financial Officer (“CFO”) of the Company. This service was formerly provided at the rate of $225 annually, payable monthly. In May 2006, the engagement was revised and renewed as an asset-based fee on a sliding scale starting at 0.20% on the first $250,000 in gross assets and ending at 0.05% on gross assets over $1,000,000 with a $400 annual minimum, payable monthly. Vastardis does not provide any advice or recommendation relating to the securities and other assets that Prospect Capital should purchase, retain or sell or any other investment advisory services to Prospect Capital. Vastardis is responsible for the financial and other records that either Prospect Capital (or the Administrator on behalf of Prospect Capital) is required to maintain and prepares reports to stockholders, and reports and other materials filed with the SEC. In addition, Vastardis assists Prospect Capital in determining and publishing Prospect Capital’s net asset value, overseeing the preparation and filing of Prospect Capital’s tax returns, and the printing and dissemination of reports to stockholders of Prospect Capital, and generally overseeing the payment of Prospect Capital’s expenses and the performance of administrative and professional services rendered to Prospect Capital by others.

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

Managerial Assistance

As a BDC, we offer and must provide, upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We have received $290 and $448 in fees for managerial assistance for the three months and six months ended December 31, 2007, respectively, as compared to $147 and $199 for the three months and six months ended December 31, 2006, respectively. These fees are paid to the Administrator.

Note 6. Earnings Per Share

The following information sets forth the computation of basic and diluted per share net increase (decrease) in net assets resulting from operations for the three months ended December 31, 2007 and December 31, 2006, respectively:

	Three Months Ended		Six Months Ended
	Dec. 31, 2007 (unaudited)	Dec. 31, 2006 (unaudited)	Dec. 31, 2007 (unaudited)	Dec. 31, 2006 (unaudited)
Numerator for increase (decrease) in net assets per share:	$(3,686)	$2,940	$4,864	$6,904
Denominator for basic and diluted weighted average shares:	23,249,399	13,588,256	21,603,932	11,722,194
Basic and diluted net increase (decrease) in net assets per share resulting from
operations:	$(0.16)	$0.22	$0.23	$0.59

Note 7. Financial Highlights

	Three Months Ended Dec. 31, 2007 (unaudited)	Three Months Ended Dec. 31, 2006 (unaudited)	Six Months Ended Dec. 31, 2007 (unaudited)	Six Months Ended Dec. 31, 2006 (unaudited)
Per Share Data (1):
Net asset value at beginning of period	$15.08	$14.86	$15.04	$15.31
Costs related to the secondary public offering	(0.02)	(0.04)	(0.02)	(0.10)
Net investment income	0.46	0.33	0.86	0.66
Realized gain/(loss)	(0.80)	—	(0.86)	0.17
Net unrealized appreciation (depreciation)	0.18	(0.11)	0.23	(0.24)
Net increase in net assets as a result of secondary public
offering	0.07	0.59	0.11	0.21
Dividends declared and paid	(0.39)	(0.39)	(0.78)	(0.77)
Net asset value at end of period	$14.58	$15.24	$14.58	$15.24

Per share market value at end of period	$13.05	$17.13	$13.05	$17.13
Total return based on market value (2)	(20.98%)	12.71%	(21.26%)	5.58%
Total return based on net asset value (2)	(0.36%)	4.86%	2.18%	4.24%
Shares outstanding at end of period	23,721,138	18,975,388	23,721,138	18,975,388
Average weighted shares outstanding for period	23,249,399	13,588,256	21,603,932	11,722,194

Ratio / Supplemental Data:
Net assets at end of period (in thousands)	$345,824	$289,238	$345,824	$289,238
Annualized ratio of operating expenses to average net assets	8.98%	7.25%	9.37%	7.15%
Annualized ratio of net operating income to average net assets	12.04%	8.83%	11.42%	9.44%
____________________

(1)	Financial highlights are based on weighted average share except dividends declared and paid.

(2)	Total return based on market value is based on the change in market price per share between the opening and ending market prices per share in each period and assumes that dividends are reinvested in accordance with Prospect Capital’s dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in each period and assumes that dividends are reinvested in accordance with Prospect Capital’s dividend reinvestment plan. The total returns are not annualized.

Note 8. Litigation

The Company is a defendant in a legal action arising out of its activities. While predicting the outcome of litigation is inherently very difficult, and the ultimate resolution, range of possible loss and possible impact on operating results cannot be reliably estimated, management believes, based upon its understanding of the facts and the advice of legal counsel, that it has a meritorious defense for this action. The Company continues to defend this action vigorously, and believe that resolution of this action will not have a material adverse effect on the Company’s financial position.

On December 6, 2004, Dallas Gas Partners, L.P. (“DGP”) served Prospect Capital with a complaint filed November 30, 2004 in the U.S. District for the Southern District of Texas, Galveston Division. DGP alleges that DGP was defrauded and that Prospect Capital breached its fiduciary duty to DGP and tortiously interfered with DGP’s contract to purchase Gas Solutions, Ltd. (a subsidiary of our portfolio company, GSHI) in connection with Prospect Capital’s alleged agreement in September 2004 to loan DGP funds with which DGP intended to buy Gas Solutions, Ltd. for approximately $26,000. The complaint seeks relief not limited to $100,000. The Company believes that the DGP complaint is frivolous and without merit, and intend to defend the matter vigorously. On November 30, 2005, U.S. Magistrate Judge John R. Froeschner of the U.S. District Court for the Southern District of Texas, Galveston Division, issued a recommendation that the court grant Prospect Capital’s Motion for Summary Judgment dismissing all claims by DGP. On February 21, 2006, U.S. District Judge Samuel Kent of the U.S. District Court for the Southern District of Texas, Galveston Division issued an order granting Prospect Capital’s Motion for Summary Judgment dismissing all claims by DGP, against Prospect Capital Corporation. On May 16, 2007, the Court also granted Prospect Capital summary judgment on DGP’s liability to Prospect Capital on Prospect Capital’s counterclaim for DGP’s breach of a release and covenant not to sue. On January 4, 2008, the Court, Judge Melinda Harmon presiding, granted Prospect Capital’s motion to dismiss all DGP’s claims asserted against certain officers and affiliates of Prospect Capital. Prospect Capital’s damage claims against DGP remain pending.

In May 2006, based in part on unfavorable due diligence and the absence of investment committee approval, the Company declined to extend a loan for $10 million to a potential borrower (“plaintiff”). Plaintiff was subsequently sued by its own attorney in a local Texas court for plaintiff's failure to pay fees owed to its attorney. In December 2006, plaintiff filed a cross-action against the Company and certain affiliates (the “defendants”) in the same local Texas court, alleging, among other things, tortious interference with contract and fraud, and seeking in excess of $50 million. Based on a letter agreement between the Company and plaintiff (the "Letter Agreement") which provided, among other things, that any dispute was to be decided at the Company's election by binding arbitration in New York, the Company petitioned the United States District Court for the Southern District of New York to compel arbitration and to enjoin the Texas action. In February 2007, the Company's motions were granted. Plaintiff appealed that decision. The arbitration commenced in July and concluded in late November. Post-hearing briefings will be completed in February 2008, and a decision is expected shortly thereafter. The Company believes that the Letter Agreement forecloses any liability and that the plaintiff has suffered zero ($0) damages. The Company believes that most of its legal expenses related to this matter have already been incurred. Although it cannot guarantee any outcome in this arbitration, the Company is vigorously defending against this action and believes that it is without merit. Under the terms of the Letter Agreement, which provides for an award of attorneys' fees to the prevailing party, the Company is seeking full recovery for all attorneys fees, costs and related expenses incurred in this matter.

The Company is involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of these matters as they arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources.

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

On June 6, 2007, Prospect Capital closed on a $200,000 three-year revolving credit facility (as amended on December 31, 2007) with Rabobank Nederland as administrative agent and sole lead arranger (the “Rabobank Facility”). The Rabobank Facility refinanced the $50,000 Facility with HSH Nordbank AG. Interest on the Rabobank Facility is charged at LIBOR plus 175 basis points. Additionally, Rabobank charges 37.5 basis points on the unused portion of the facility. At December 31, 2007, the investments used as collateral had an aggregate market value of $326,803, which represents 94.5 % of net assets.

As of December 31, 2007, we had drawn down $107,042 on the Rabobank Facility.

Note 10. Selected Quarterly Financial Data (unaudited) (in thousands except per share amounts)

	Investment Income		Net Investment Income (Loss)		Net Realized and Unrealized Gains (Losses)		Net Increase (Decrease) in Net Assets from Operations
Quarter Ended	Total	Per Share*	Total	Per Share*	Total	Per Share*	Total	Per Share*
December 31, 2005	$3,935	$0.56	$2,040	$0.29	$488	$0.07	$2,528	$0.36
March 31, 2006	4,026	0.57	2,126	0.30	829	0.12	2,955	0.42
June 30, 2006	5,799	0.82	2,977	0.42	2,963	0.42	5,940	0.84

September 30, 2006	6,432	0.65	3,274	0.33	690	0.07	3,964	0.40
December 31, 2006	8,171	0.60	4,493	0.33	(1,553)	(0.11)	2,940	0.22
March 31, 2007	12,069	0.61	7,015	0.36	(2,039)	(0.10)	4,976	0.25
June 30, 2007	14,009	0.70	8,349	0.42	(3,501)	(0.18)	4,848	0.24

September 30, 2007	15,391	0.77	7,865	0.39	685	0.04	8,550	0.43
December 31, 2007	18,563	0.80	10,660	0.46	(14,346)	(0.62)	(3,686)	(0.16)
____________________

*	Per share amounts are calculated using weighted average shares during the period referenced.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(All figures in this item are in thousands except per share and other data)

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Prospect Capital Corporation to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, expenses, earnings or losses from operations or investments, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include risks that are set forth in our Form 10-K for the fiscal year ended June 30, 2007 and that are otherwise described from time to time in our reports filed with the SEC.

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

Overview

Prospect Capital is a publicly traded mezzanine debt and private equity firm that provides investment capital to micro to middle market companies. We invest primarily in senior and subordinated debt and equity of companies in need of capital for acquisitions, divestitures, growth, development, project financing and recapitalization. We work with the management teams or financial sponsors to seek investments with historical cash flows, asset collateral or contracted pro-forma cash flows.

The aggregate value of our portfolio investments was $440,085 and $328,222 as of December 31, 2007 and June 30, 2007, respectively. During the first two quarters of fiscal year 2008, our net cost of investments increased by $106,903, or 32.8%, as we invested in 10 new and follow-on investments while we sold two investments and a third investment repaid its loan.

Compared to the end of last fiscal year (ended June 30, 2007), net assets increased by $45,776 during the six-month period ended December 31, 2007, from $300,048 to $345,824. $56,869 of this increase resulted from the issuance of new shares of our common stock (less offering costs), $1,243 resulted from dividend re-investments, and another $4,864 from operations. These increases, in turn, were offset by $17,200 in dividend distributions to our shareholders. The $4,864 increase in net assets resulting from operations is net of the following: Net investment income of $ 18,525, realized loss on investments of $18,621, and a net increase due to changes in unrealized appreciation/depreciation of investments of $4,960. The realized losses were due to the sale of Central Illinois Energy, LLC (“CIE”) and Advantage Oilfield Group Ltd. (“AOG”). The net unrealized appreciation was due to significant write-ups in our investments in GSHI and NRG offset by write-downs for our investments in Genesis, Whymore, and WECO.

We seek to be a long-term investor with our investment companies. As of December 31, 2007, we continue to pursue our investment strategy, and 127.3% of our net assets are invested in long-term investments.

To date we have invested primarily in industries related to the industrial/energy economy. However, we continue to widen our strategy focus in other sectors of the economy to diversify our portfolio holdings. This is further evidenced by the change of our corporate name. Some of the companies in which we invest have relatively short or no operating histories. These companies are and will be subject to all of the business risks and uncertainties associated with any new business enterprise, including the risks that these companies may not reach their investment objective or the value of our investments in them may decline substantially or fall to zero.

After a robust global debt market during the earlier part of 2007, beginning in June 2007, signs of strain emerged as fears of increasing defaults in the subprime mortgage lending market caused a broader loss of investor confidence beyond the subprime mortgage lending market and into the corporate leveraged loan and high-yield debt markets. Collateralized Loan Obligations ("CLOs") and hedge funds, in particular, have been a driving force in the excess liquidity that existed in the debt capital markets. The loss of investor confidence in many of these highly-leveraged investment vehicles has significantly constrained the market for new CLO issuance, a consequence of limited relevance to our business historically.

Since June 2007, there has been a significant reduction in liquidity in the corporate debt capital markets and several transactions in the high-yield and leveraged loan markets have recently been cancelled, postponed, or restructured, enhancing opportunities for us going forward. The extra supply and meaningfully less demand has shifted the dynamics between buyers and sellers and caused several hundred billion dollars of corporate loans and bridge loan commitments to remain on the balance sheets of financial institutions and remain undistributed. We believe that, as of today, this reduction in liquidity has caused increased market volatility in the secondary prices of existing leveraged loans and high yield bonds, driving many leveraged loan and bond market quotes to below the primary market offer price without necessarily reflecting a deterioration, if any, in underlying fundamental performance of many of these issuers. The valuation of securities held within our portfolio has not been materially affected in an adverse way by these events because we had not participated in the syndicated loan market prior to September 2007 to any meaningful extent. If we were to enter into these markets in a meaningful way, we would be able to lend money at higher rates of interest and would be able to purchase loans at greater discounts than prior to the occurrence of these events. In turn, these events also could increase our cost of financing.

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

The following are significant accounting policies consistently applied by Prospect Capital:

We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements. So we consider these to be our critical accounting policies, and they are consistently applied by us.

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

4) FASB has recently issued a new pronouncement addressing fair value measurements, Statement of Financial Accounting Standards Number 157, “Fair Value Measurements” (“FAS 157”). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 becomes effective for fiscal years beginning after November 15, 2007; therefore, its first applicability to the Company will be on July 1, 2008. As of December 31, 2007, the Company does not believe the adoption of FAS 157 will materially impact the amounts reported in the financial statements; however, additional disclosures may be required about the inputs used to develop the measurements and about the effect of certain of the measurements reported in the statements of changes in net assets for a fiscal period.

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

In determining the fair value of our portfolio investments at December 31, 2007, the Audit Committee met on January 24, 2008, and considered valuations from the independent valuation firm and from management having an aggregate range of $421,631 to $443,526.

Our portfolio across all our long-term debt and certain equity investments had an annualized current yield of 15.3% and 17.1% as of December 31, 2007 and December 31, 2006, respectively. This yield includes interest from all of our long-term investments as well as dividends from GSHI and NRG as of December 31, 2007 and from GSHI as of December 31, 2006. We expect the current yield to decline over time as we increase the size of the portfolio. Monetization of other equity positions that we hold is not included in this yield calculation. In each of our portfolio companies, we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Many of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections. Set forth below are several views of our investment portfolio, classified by type of investment, geographic diversification and sector diversification at December 31, 2007 and December 31, 2006, respectively:

Type of Investment	12/31/07 Fair Value (000s)	% of Portfolio	12/31/06 Fair Value (000s)	% of Portfolio
Money Market Funds	$24,734	5.3%	$93,247	31.7%
Senior Secured Debt	251,258	54.1%	128,916	43.9%
Subordinated Secured Debt	128,157	27.6%	47,993	16.3%
Common Stock	53,939	11.6%	22,456	7.6%
Preferred Stock	1,388	0.3%	50	0.0%
Warrants	5,343	1.1%	1,405	0.5%

Total Portfolio	$464,819	100.0%	$294,067	100.0%

Geographic Exposure	12/31/07 Fair Value (000s)	% of Portfolio	12/31/06 Fair Value (000s)	% of Portfolio
Midwest U.S.	$46,990	10.1%	$35,898	12.2%
Northeast U.S.	67,997	14.6%	23,693	8.1%
Southeast U.S.	79,810	17.2%	35,097	11.9%
Southwest U.S.	221,235	47.6%	79,473	27.0%
Western U.S.	15,000	3.2%	—	—
Canada	9,053	2.0%	26,659	9.1%
Money Market Funds	24,734	5.3%	93,247	31.7%

Total Portfolio	$464,819	100.0%	$294,067	100.0%

Sector	12/31/07 Fair Value (000s)	% of Portfolio	12/31/06 Fair Value (000s)	% of Portfolio
Biofuels/Ethanol	$—	—%	$8,000	2.7%
Biomass Power	24,413	5.3%	23,693	8.1%
Construction Services	5,288	1.1%	22,694	7.7%
Contracting	5,000	1.1%	—	—%
Financial Services	25,000	5.4%	—	—%
Food Products	18,000	3.9%	—	—%
Gas Gathering and Processing	47,500	10.2%	37,700	12.8%
Healthcare	13,750	3.0%	—	—%
Manufacturing	57,964	12.4%	12,393	4.2%
Metal Services	6,076	1.3%	—	—%
Mining and Coal Production	15,795	3.4%	15,129	5.2%
Natural Gas Marketing	—	—%	5,216	1.8%
Oilfield Fabrication	25,387	5.5%	—	—%
Oil and Gas Production	134,796	29.0%	46,710	15.9%
Pharmaceuticals	11,941	2.6%	—	—%
Production Services	22,993	4.9%	18,660	6.3%
Retail	14,555	3.1%	—	—%
Seismic Services	—	—%	4,214	1.4%
Shipping Vessels	6,700	1.4%	6,411	2.2%
Technical Services	4,927	1.1%	—	—%
Money Market Funds	24,734	5.3%	93,247	31.7%

Total Portfolio	$464,819	100.0%	$294,067	100.0%

Results of Operations

Investment Activity

We completed our 15th quarter, which was our 14th full quarter since completion of our initial public offering on July 27, 2004, with approximately 127.3% of our net assets or about $440,085 invested in 32 long-term portfolio investments (including a net profits interest remaining in Charlevoix) and 7.1% of our net assets invested in money market funds. The remaining (34.4%) of our net assets represents liabilities in excess of other assets.

Long-Term Portfolio Investments

During the three months ended December 31, 2007, we completed seven new investments and follow-on investments in existing portfolio companies, totaling approximately $120,846. The more significant of these investments are described briefly in the following:

On October 9, 2007, the Company made a second lien debt investment of $9,750 in Resco Products, Inc., a leading designer and manufacturer of refractory materials based in Pittsburgh, Pennsylvania.

On October 17, 2007, the Company made a $3,000 follow-on secured debt investment in NRG, in support of NRG’s acquisition of Dynafab Corporation (“Dynafab”). Dynafab is a manufacturer of a range of metal structures and vessels for use in the oil and gas and transportation industries, including fuel tanks for on-road and off-road vehicles as well as various drilling rig components.

On October 19, 2007, the Company made a second lien debt investment of approximately $5,000 in a leading provider of outsourced technical services based in Pennsylvania. The Company’s investment is supporting the acquisition of this service provider by HM Capital Partners, L.P. (“HM”), a $1.6 billion private equity fund based in Dallas, Texas. HM’s investment professionals previously were principals with Hicks, Muse, Tate & Furst, Inc.

On November 1, 2007, the Company made a second lien secured debt investment, as well as a small equity co-investment, aggregating approximately $13,750 in Maverick Healthcare, Inc. d/b/a Preferred Homecare, a leading comprehensive home healthcare services provider based in Mesa, Arizona.

On November 5, 2007, the Company invested approximately $18,000 in second lien secured financing in Shearer's Foods, Inc., a snack food manufacturer based in Brewster, Ohio, with Winston Partners as the private equity financial sponsor.

On November 9, 2007, the Company made a second lien debt investment of $12,000 in Qualitest Pharmaceuticals, Inc. and its affiliates, a leading manufacturer and distributor of generic pharmaceuticals based in Huntsville, Alabama.

On November 14, 2007, the Company entered into an agreement to invest in a second lien secured debt from Deb Shops, Inc., of $15,000. This transaction was consummated on December 10, 2007. Deb Shops, Inc. is a leading specialty apparel retailer based in Philadelphia, Pennsylvania.

On November 21, 2007, the Company provided combined debt financing of $25,600 to IEC Systems LP and Advanced Rig Services LLC, two related oilfield service companies based in Houston, Texas. This investment took the form of two separate senior secured instruments with cross-collateralized guarantees and a net profit interest in each company.

For the three months ended December 31, 2007, the Company closed-out two positions which are briefly described below.

On December 5, 2007, the Company received $5,099 from the sale of its debt investment in CIE, an ethanol project.

On December 28, 2007 and December 31, 2007, the Company entered into two agreements which monetized its investment in AOG. These transactions generated aggregate proceeds of $3,939 for the Company.

Since inception, here is a quarter-by-quarter summary of the investment activity.

Quarter-End	Acquisitions (1)	Dispositions (2)
December 31, 2007	$120,846	$19,223
September 30, 2007	40,394	17,949
June 30, 2007	130,345	9,857
March 31, 2007	19,701	7,731
December 31, 2006	62,679	17,796
September 30, 2006	24,677	2,781
June 30, 2006	42,783	5,752
March 31, 2006	15,732	901
December 31, 2005	—	3,523
September 30, 2005	25,342	—
June 30, 2005	17,544	—
March 31, 2005	7,332	—
December 31, 2004	23,771	32,083
September 30, 2004	30,371	—
____________________

(1)     Includes new deals, additional fundings, refinancings and PIK interest

(2)     Includes scheduled principal payments, prepayments and refinancings

We classify our investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual owns 25% or more of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence. This lesser degree of influence is deemed to exist through ownership of 5% or more but less than 25% of the outstanding voting securities of another person. As of December 31, 2007, we held a controlling interest in GSHI, Genesis, Integrated, Iron Horse, NRG, R-V Industries, Inc., Whymore, and WECO. As of December 31, 2007, we held an affiliated interest in AEH.

Level of Control	12/31/07 Fair Value (000s)	% of Portfolio	12/31/06 Fair Value (000s)	% of Portfolio
Control	$150,156	32.3%	98,133	33.4%
Affiliate	5,288	1.2%	22,107	7.5%
Non-Control/Non-Affiliate	284,641	61.2%	80,580	27.4%
Money Markets	24,734	5.3%	93,247	31.7%

Total Portfolio	$464,819	100.0%	$294,067	100.0%

Coal prices stabilized and forward curve prices continued to rise in Central Appalachia in the last quarter of 2007. However, marginal spot prices for coal remained below operating costs for many of the smaller coal producers in that region, including for Whymore and Genesis. Whymore and Genesis are selling coal under a utility contract at above spot market prices. The cost cutting and productivity and revenue enhancing efforts begun earlier in 2007 at these portfolio companies have continued, including the purchase of additional equipment at Genesis that is better suited to conditions in the active mine. We also continue looking at opportunities to take advantage of the current depressed asset pricing environment through acquisitions at favorable prices.

With respect to Unity Virginia Holdings LLC (“Unity”), discussions have been underway between Prospect Capital (the second lien holder), the senior lender, Texas Capital (whose exposure has now been reduced to approximately $1,100), and Unity regarding next steps after liquidating the last remaining saleable property in the collateral package which consisted of land, coal inventory, and the refuse area. According to Unity, the sale of these assets was necessary to the remediation of the mine property, under the supervision of state and federal authorities. The Company believes that Unity principals have to pay-off the remaining debt to Texas Capital and would still be obligated to repay the outstanding debt to Prospect.

ESA recently defaulted under our contract governing our investment in ESA, prompting us to commence foreclosure actions with respect to certain ESA assets in respect of which we have a priority lien. In response to our actions, ESA filed voluntarily for reorganization under the bankruptcy code. We have a senior-secured, first-lien debt position with collateral in the form of receivables, real estate, other assets, personal guaranties and the stock of ESA’s subsidiary company, Lisamarie Fallon, Inc. (dba The Healing Staff). On September 20, 2007 the U.S. Bankruptcy Court approved a Section 363 Asset Sale for ESA to Prospect Capital. To complete this transaction, we contributed our ESA debt to a newly-formed entity, Integrated Contract Services, Inc. (“ICS”) and provided funds for working capital on October 9, 2007. In return for the ESA debt, we received senior secured debt in ICS of equal amount to our ESA debt, preferred stock of ICS, and 49% of the ICS common stock.

During the three-month period ended December 31, 2007, we made loans totaling $800 to ICS and $270 to The Healing Staff (“THS”) to fund working capital. Our loans to ICS and THS, combined, represent approximately 1.4% of our current net assets.

On December 18, 2007, the Company's largest 100% controlled investment, GSHI, a mid-stream gathering and processing business in East Texas, has engaged RBC Capital Markets Corporation as a financial advisor to explore strategic alternatives, including a potential sale. Prospect expects to conclude a transaction involving GSHI during the next few months.

Investment Income

We generate revenue in the form of interest income on the debt securities that we own, dividend income on any common or preferred stock that we own, and amortized loan origination fees on the structuring of new transactions. Our investments, if in the form of debt securities, will typically have a term of one to ten years and bear interest at a fixed or floating rate. To the extent achievable, we will seek to collateralize our investments by obtaining security interests in our portfolio companies’ assets. We also may acquire minority or majority equity interests in our portfolio companies, which may pay cash or in-kind dividends on a recurring or otherwise negotiated basis. In addition, we may generate revenue in other forms including prepayment penalties and possibly consulting fees. Any such fees generated in connection with our investments are recognized as earned.

Investment income, which consists of interest income, including accretion of loan origination fees, dividend income and other income, including net profits interests, overriding royalty interests and structuring fees, amounted to $18,563 and $8,171 for the three months ended December 31, 2007 and December 31, 2006, respectively and $33,954 and $14,603 for the six months ended December 31, 2007 and December 31, 2006, respectively. Investment income increased as compared to the same period one year earlier as a direct result of the growth of our investment portfolio.

Operating Expenses

Our primary operating expenses consist of investment advisory fees (base and incentive fees), credit facility costs, legal and professional fees, insurance expenses, directors’ fees and other general and administrative expenses. Operating expenses were $7,903 and $3,678 for the three months ended December 31, 2007 and December 31, 2006, respectively and $15,429 and $6,836 for the six months ended December 31, 2007 and December 31, 2006, respectively. These expenses include our allocable portion of overhead under the Administration Agreement with

Prospect Administration under which Prospect Administration provides administrative services and facilities for Prospect Capital. We bear all other costs and expenses of our operations and transactions in accordance with our Administration Agreement with Prospect Administration.

The base investment advisory fees were $2,112 and $1,568 for the three months ended December 31, 2007 and December 31, 2006, respectively and $3,978 and $2,184 for the six months ended December 31, 2007 and December 31, 2006, respectively. The income incentive fees were $2,665 and $1,123 for the three months ended December 31, 2007 and December 31, 2006, respectively and $4,631 and $1,941 for the six months ended December 31, 2007 and December 31, 2006, respectively. The increases are directly related to the growth of our investment portfolio as compared with the previous period. Our investment advisory fees compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.

During the three months ended December 31, 2007 and December 31, 2006, the Company incurred $1,618 and $370, respectively of expenses related to its credit facilities. During the six months ended December 31, 2007 and December 31, 2006, the Company incurred $2,856 and $1,032, respectively of expenses related to its credit facilities. The table below describes the components of the credit facility costs.

Item	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006	Six Months Ended December 31, 2007	Six Months Ended December 31, 2006
Interest expense	$1,307	$46	$2,197	$357
Amortization of deferred financing costs	180	253	367	547
Commitment fees	118	71	263	128
Administrative Agent fees	13	—	29	—
Total	$1,618	$370	$2,856	$1,032

The increase in interest expense for the three-month and six-month periods ended December 31, 2007 relative to the comparable periods a year earlier is due to an increase in our weighted-average borrowings. Weighted-average borrowings for the three months and six months ended December 31, 2007 were $81,231 and $65,139, respectively. Weighted-average borrowings for the three months and six months ended December 31, 2006 were $2,538 and $8,517, respectively. The weighted-average interest rates on all of the borrowings were 6.73% and 8.37% over the six-month periods ended, December 31, 2007 and 2006, respectively.

During the three months ended December 31, 2007 and December 31, 2006, the Company incurred legal expenses of $569 and $97, respectively. During the six months ended December 31, 2007 and December 31, 2006, the Company incurred legal expenses of $1,775 and $377, respectively. A substantial amount of the legal expenses incurred in fiscal year 2008 (approximately $1,436) relate to one arbitration matter. If the Company prevails in the aforesaid arbitration, as it believes it should, the Company believes that it is entitled to reimbursement of such expenses. In any event, the Company considers such expenses largely non-recurring items that it does not expect to occur to such a degree in subsequent quarters. The Company believes that the arbitration is not material to its business or results of operations.

Net Investment Income, Net Realized Gains, Net Unrealized Appreciation and Net Increase in Net Assets Resulting from Operations

Prospect Capital’s net investment income was $10,660 and $4,493 for the three months ended December 31, 2007 and December 31, 2006, respectively and $18,525 and $7,767 for the six months ended December 31, 2007 and December 31, 2006, respectively. Net investment income represents the difference between investment income and operating expenses and is directly impacted by the items described above. Net realized gains (losses) were ($18,610) and ($1) for the three months ended December 31, 2007 and December 31, 2006, respectively and ($18,621) and $1,950 for the six months ended December 31, 2007 and December 31, 2006, respectively. The net increase (decrease) in net assets due to changes in unrealized appreciation/depreciation was $4,264 and ($1,552) for the three months ended December 31, 2007 and December 31, 2006, respectively and $4,960 and ($2,813) for the six months ended December 31, 2007 and December 31, 2006, respectively. Net increase (decrease) in net assets resulting from operations represents the sum of the returns generated from net investment income, realized gains (losses) and the changes in net assets as a result of changes in unrealized appreciation/depreciation.

Financial Condition, Liquidity and Capital Resources

Our cash flows used in operating activities totaled $155,568 and $150,228 for the six months ended December 31, 2007 and December 31, 2006, respectively. For the six months ended December 31, 2007 dividends declared totaled $17,200 of which $6,587 has been paid and $1,243 were reinvested; as of December 31, 2007, $9,370 were still to be paid out.

On October 17, 2007, the Company priced a secondary offering of 3,500,000 shares of common stock at $16.34 per share, raising $57,190 in gross proceeds. On November 13, 2007, the underwriters exercised the over-allotment option raising an additional $3,268 in gross proceeds when 200,000 shares of common stock were issued.

Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock. In the future, we may continue to fund a portion of our investments through borrowings from banks, issuances of senior securities or secondary offerings. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our objective is to put in place such borrowings in order to expand our portfolio. On September 6, 2007, our Shelf Registration Statement on Form N-2 was declared effective by the SEC. Under the Registration Statement, we may issue up to $500,000 in the aggregate of our common and preferred stock and debt securities over the next three years.

The Company had $107,042 and $0 in borrowings at December 31, 2007 and June 30, 2007, respectively. The following table shows the facility amounts and outstanding borrowings at December 31, 2007 and June 30, 2007:

	December 31, 2007		June 30, 2007
	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
Senior Secured Revolving Credit Facility	$200,000	$107,042	$200,000	$—

Off-Balance Sheet Arrangements

At December 31, 2007, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than the investment advisory and management agreement and the administration agreement.

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

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On December 6, 2004, Dallas Gas Partners, L.P. (“DGP”) served Prospect Capital with a complaint filed November 30, 2004 in the U.S. District for the Southern District of Texas, Galveston Division. DGP alleges that DGP was defrauded and that Prospect Capital breached its fiduciary duty to DGP and tortiously interfered with DGP’s contract to purchase Gas Solutions, Ltd. (a subsidiary of our portfolio company, GSHI) in connection with Prospect Capital’s alleged agreement in September 2004 to loan DGP funds with which DGP intended to buy Gas Solutions, Ltd. for approximately $26,000. The complaint seeks relief not limited to $100,000. The Company believes that the DGP complaint is frivolous and without merit, and intend to defend the matter vigorously. On November 30, 2005, U.S. Magistrate Judge John R. Froeschner of the U.S. District Court for the Southern District of Texas, Galveston Division, issued a recommendation that the court grant Prospect Capital’s Motion for Summary Judgment dismissing all claims by DGP. On February 21, 2006, U.S. District Judge Samuel Kent of the U.S. District Court for the Southern District of Texas, Galveston Division issued an order granting Prospect Capital’s Motion for Summary Judgment dismissing all claims by DGP, against Prospect Capital Corporation. On May 16, 2007, the Court also granted Prospect Capital summary judgment on DGP’s liability to Prospect Capital on Prospect Capital’s counterclaim for DGP’s breach of a release and covenant not to sue. On January 4, 2008, the Court, Judge Melinda Harmon presiding, granted Prospect Capital’s motion to dismiss all DGP’s claims asserted against certain officers and affiliates of Prospect Capital. Prospect Capital’s damage claims against DGP remain pending.

In May 2006, based in part on unfavorable due diligence and the absence of investment committee approval, the Company declined to extend a loan for $10 million to a potential borrower (“plaintiff”). Plaintiff was subsequently sued by its own attorney in a local Texas court for plaintiff's failure to pay fees owed to its attorney. In December 2006, plaintiff filed a cross-action against the Company and certain affiliates (the “defendants”) in the same local Texas court, alleging, among other things, tortious interference with contract and fraud, and seeking in excess of $50 million. Based on a letter agreement between the Company and plaintiff (the "Letter Agreement") which provided, among other things, that any dispute was to be decided at the Company's election by binding arbitration in New York, the Company petitioned the United States District Court for the Southern District of New York to compel arbitration and to enjoin the Texas action. In February 2007, the Company's motions were granted. Plaintiff appealed that decision. The arbitration commenced in July and concluded in late November. Post-hearing briefings will be completed in February 2008, and a decision is expected shortly thereafter. The Company believes that the Letter Agreement forecloses any liability and that the plaintiff has suffered zero ($0) damages. The Company believes that most of its legal expenses related to this matter have already been incurred. Although it cannot guarantee any outcome in this arbitration, the Company is vigorously defending against this action and believes that it is without merit. Under the terms of the Letter Agreement, which provides for an award of attorneys' fees to the prevailing party, the Company is seeking full recovery for all attorneys fees, costs and related expenses incurred in this matter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reflects the history of shares issued under the dividend reinvestment plan:

		Aggregate Offering Price
Date	Shares Issued	(in 000s)	% of Dividend
March 31, 2006	6,841	$110	5.2%
June 30, 2006	7,932	130	5.4%
September 29, 2006	80,818	1,273	26.2%
December 29, 2006	108,047	1,851	25.5%
March 30, 2007	93,843	1,595	20.8%
June 30, 2007	69,834	1,190	15.3%
September 30, 2007	72,073	1,243	15.9%

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The 2007 Annual Meeting of Stockholders of the Company (“Meeting”) was convened at the offices of the Company on Thursday, November 29, 2007, at 10:30 a.m. No business was conducted. The Meeting was adjourned at the time and reconvened on Thursday, January 17, 2008 at 10:00 a.m. at the offices of the Company and it was determined that a quorum was established and that both proposals before the Company’s stockholders were approved as follows:

To elect one Class III director of the Company, to serve for a term of three years, or until a successor is duly elected and qualified; and

Class III Director	Votes	Votes Cast	% of Total
John F. Barry	For	14,566,360.89	90.83%
	Against	1,470,726.43	9.17%
	Abstain	—	—
	Total	16,037,087.32	100.00%

To ratify the selection of BDO Seidman, LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2008; and

Votes	Votes Cast	% of Total
For	15,966,376.71	99.56%
Against	46,837.06	0.29%
Abstain	23,873.55	0.15%
Total	16,037,087.32	100.00%

The company received 16,037,087.32 votes (or 80.1%) of the 20,021,138 shares outstanding on the record date of October 9, 2007.

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

3.1	Articles of Incorporation (1).

3.2	Amended and Restated Bylaws (2).

4.1	Form of Share Certificate (2).

10.1	Investment Advisory Agreement between Registrant and Prospect Capital Management, LLC (2).

10.2	Custodian Agreement (3).

10.3	Administration Agreement between Registrant and Prospect Administration, LLC (2).

10.4	Transfer Agency and Service Agreement (3).

10.5	Dividend Reinvestment Plan (2).

10.6.1.1	License Agreement between Registrant and Prospect Capital Management, LLC (2).

10.7	Loan and Servicing Agreement dated June 6, 2007 among Prospect Capital Funding LLC, Prospect Capital Corporation, the Lenders from time to time party thereto and Cooperative Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch. (8)

10.8*	First Amendment to Loan and Servicing Agreement dated December 31, 2007 among Prospect Capital Funding LLC, Prospect Capital Corporation, and Cooperative Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch.

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).

12	Computation of Ratios (included in the notes to the financial statements contained in this report).

14	Code of Conduct (4)

16	Letter regarding change in certifying accountant (5).

21	Subsidiaries of the Registrant: (included in Note 1 of the Notes to Consolidated Financial Statements) (7)

22.1	Proxy Statement (6).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

____________________

*	Filed herewith.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-114522), filed on April 16, 2004.

(2)	Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-114522), filed on July 6, 2004.

(3)	Incorporated by reference to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-114522), filed on July 23, 2004.

(4)	Incorporated by reference from the Registrant’s Form 10-K filed on September 28, 2006.

(5)	Incorporated by reference to the form 8-K/A (File No. 814-00659), filed on January 21, 2005.

(6)	Incorporated by reference from the Registrant’s Proxy Statement filed on October 19, 2007.

(7)	Incorporated by reference from the Registrant’s Form 10-K filed on September 28, 2007.

(8)	Incorporated by reference from the Registrant’s Registration Statement on Form N-2/A filed on September 5, 2007.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 11, 2008.

PROSPECT CAPITAL CORPORATION

By:	/s/ John F. Barry III
John F. Barry III
Chief Executive Officer and Chairman of the Board