Form 10-Q
period 2008-03-31
PROSPECT CAPITAL CORP
filed 2008-05-12
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐    Accelerated Filer ☒    Non-Accelerated Filer ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

     The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 6, 2008 was 26,270,379.

PROSPECT CAPITAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2008
TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

The terms “we,” “us,” “our,” “Company” and “Prospect Capital” refer to Prospect Capital Corporation; “Prospect Management” or the “Investment Adviser” refers to Prospect Capital Management, LLC; “Prospect Administration” or the “Administrator” refers to Prospect Administration, LLC.

Item 1. Financial Statements

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in 000s, except shares and per share data)

	March 31, 2008 (Unaudited)	June 30, 2007 (Audited)
Assets
Investments at fair value (cost of $436,557 and $326,197, respectively)
(Note 3):
Control investments (cost of $147,142 and $124,664, respectively)	$141,631	$139,292
Affiliate investments (cost of $5,582 and $14,821, respectively)	5,582	14,625
Non-control/Non-affiliate investments (cost of $283,833 and $186,712,
respectively)	281,943	174,305
Total investments at fair value	429,156	328,222

Investments in money market funds	27,249	41,760
Cash	16,570	—
Receivables for:
Interest	4,039	2,139
Dividends	45	263
Loan principal	107	—
Structuring fees	—	1,625
Investments sold	506	—
Other	419	271
Prepaid expenses	298	471
Deferred financing costs	1,618	1,751
Total Assets	480,007	376,502

Liabilities
Credit facility payable (Note 9)	90,667	—
Payable for investments purchased	—	70,000
Dividends payable	8,958	—
Due to Prospect Administration (Note 5)	931	330
Due to Prospect Capital Management (Note 5)	5,562	4,508
Accrued expenses	1,227	1,312
Other liabilities	944	304
Total Liabilities	108,289	76,454

Net Assets	$371,718	$300,048

Components of Net Assets (Note 4)
Common stock, par value $0.001 per share (100,000,000 and 100,000,000 common shares authorized, respectively; 26,270,379 and 19,949,065
issued and outstanding, respectively)	$26	$20
Paid-in capital in excess of par	395,571	299,845
Distributions in excess of net investment income	(315)	(4,092)
Accumulated realized gains (losses) on investments	(16,163)	2,250
Unrealized appreciation (depreciation) on investments	(7,401)	2,025
Net Assets	$371,718	$300,048

Net Asset Value Per Share	$14.15	$15.04

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in 000s, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007
Investment Income
Interest income:
Control investments (Net of foreign withholding tax of $35 and $67,
respectively)	$4,556	$3,845
Affiliate investments (Net of foreign withholding tax of $0 and $35,
respectively)	290	800
Non-control/Non-affiliate investments	10,044	4,025
Total interest income	14,890	8,670

Dividend income:
Control investments	3,300	850
Money market funds	123	1,245
Total dividend income	3,423	2,095

Other income (2):
Control investments	200	8
Non-control/Non-affiliate investments	3,487	1,296
Total other income	3,687	1,304
Total Investment Income	22,000	12,069

Operating Expenses
Investment advisory fees:
Base management fee (Note 5)	2,388	1,531
Income incentive fee (Note 5)	3,230	1,754
Total investment advisory fees	5,618	3,285

Interest expense and credit facility costs	1,863	353
Chief Compliance Officer and Sub-administration fees	228	164
Legal fees	449	593
Valuation services	198	92
Audit and tax related fees	45	43
Recruitment and other professional fees	18	4
Insurance expense	64	72
Directors’ fees	55	55
Other general and administrative expenses	543	393

Total Operating Expenses	9,081	5,054

Net Investment Income	12,919	7,015

Net realized gain (loss) on investments	208	(1)
Increase (decrease) in net assets from net change in unrealized
appreciation/depreciation on investments	(14,386)	(2,038)
Increase (Decrease) in Net Assets Resulting from Operations	$(1,259)	$4,976

Earnings(loss) per common share (Note 6)	$(0.05)	$0.26
____________________

(1)	Certain amounts have been reclassified to conform to the current period’s presentation.

(2)	Includes Structuring Fees of $490, Overriding Royalty Interests of $3,150, Deal Deposit Income of $36 and Administrative Agent Fees of $11 for the three months ended March 31, 2008 and Prepayment Penalty on Net Profits Interest of $960, Deal Deposit Income of $292, and Overriding Royalty Interests of $52 for the three months ended March 31, 2007.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in 000s, except per share data)
(Unaudited)

	Nine Months Ended
	March 31, 2008	March 31, 2007
Investment Income
Interest income:
Control investments (Net of foreign withholding tax of $193 and
$112, respectively)	$14,689	$9,455
Affiliate investments (Net of foreign withholding tax of $70 and
$202, respectively)	1,612	2,837
Non-control/Non-affiliate investments	26,237	8,656
Total interest income	42,538	20,948

Dividend income:
Control investments	6,950	2,550
Money market funds	557	1,839
Total dividend income	7,507	4,389

Other income (2):
Control investments		8
Affiliate investments	210	3
Non-control/Non-affiliate investments	5,699	1,324
Total Other income	5,909	1,335
Total Investment Income	55,954	26,672

Operating Expenses
Investment advisory fees:
Base management fee (Note 5)	6,366	3,715
Income incentive fee (Note 5)	7,861	3,695
Total investment advisory fees	14,227	7,410

Interest expense and credit facility costs	4,719	1,385
Chief Compliance Officer and Sub-administration fees	620	402
Legal fees	2,224	970
Valuation services	431	285
Sarbanes-Oxley compliance expenses	10	46
Audit and tax related fees	338	382
Recruitment and other professional fees	53	4
Insurance expense	192	219
Directors’ fees	165	175
Other general and administrative expenses	1,531	612

Total Operating Expenses	24,510	11,890

Net Investment Income	31,444	14,782

Net realized (loss) gain on investments	(18,413)	1,949
Increase (decrease) in net assets from net change in unrealized appreciation/
depreciation on investments	(9,426)	(4,851)
Increase (Decrease) in Net Assets Resulting from Operations	$3,605	$11,880

Earnings (loss) per common share (Note 6)	$0.16	$0.82
____________________

(1)	Certain amounts have been reclassified to conform to the current period’s presentation.

(2)	Includes Structuring Fees of $2,431, Deal Deposit Income of $72, Overriding Royalty Interests of $3,364, Forbearance Fees of $10 and Administrative Agent Fees of $32 for the nine months ended March 31, 2008 and Prepayment Penalty on Net Profits Interest of $960, Net Profits Interests of $26, Deal Deposit Income of $292 and Overriding Royalty Interests of $57 for the nine months ended March 31, 2007.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in 000s, except share data)
(Unaudited)

	Nine Months Ended
	March 31, 2008	March 31, 2007
Increase in Net Assets from Operations:
Net investment income	$31,444	$14,782
Net realized (loss) gain on investments	(18,413)	1,949
Increase (decrease) in net assets from net change in unrealized
appreciation/depreciation on investments	(9,426)	(4,851)
Increase (Decrease) in Net Assets Resulting from Operations	3,605	11,880

Dividends to Shareholders:	(27,667)	(19,790)

Capital Share Transactions:
Net proceeds from capital shares sold	94,230	197,557
Less: Offering costs of public share offerings	(1,251)	(869)
Reinvestment of dividends	2,753	4,719
Net Increase in Net Assets Resulting from Capital Share Transactions	95,732	201,407

Total Increase (Decrease) in Net Assets:	71,670	193,497
Net assets at beginning of period	300,048	108,270
Net Assets at End of Period	$371,718	$301,767

Capital Share Activity:
Shares sold	6,150,000	12,526,650
Shares issued through reinvestment of dividends	171,314	282,708
Net increase in capital shares	6,321,314	12,809,358
Shares outstanding at beginning of period	19,949,065	7,069,873

Shares Outstanding at End of Period	26,270,379	19,879,231

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in 000s)
(Unaudited)

	Nine Months Ended
	March 31, 2008	March 31, 2007 (1)
Cash Flows from Operating Activities:
Increase (decrease) in net assets resulting from operations	$3,605	$11,880
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net (increase) decrease in net assets from net change in unrealized
appreciation/depreciation on investments	9,426	4,851
Net realized (gain) loss on investments	18,413	(1,949)
Accretion of original issue discount on investments	(1,785)	(1,436)
Amortization of deferred financing costs	547	836
Change in operating assets and liabilities:
Payments for purchases of investments	(193,033)	(106,846)
Proceeds from sale of investments	66,063	28,096
Purchases of cash equivalents	(229,955)	(249,895)
Sales of cash equivalents	229,938	249,893
Net investments in money market funds	14,511	(97,976)
(Increase) decrease in interest receivable	(1,900)	(329)
(Increase) decrease in dividends receivable	218	(435)
(Increase) decrease in loan principal receivable	(107)	(119)
(Increase) decrease in receivable for structuring fees	1,625	—
(Increase) decrease in receivables for securities sold	(506)	369
(Increase) decrease in other receivables	(148)	(254)
(Increase) decrease in due from Prospect Administration	—	28
(Increase) decrease in due from Prospect Capital Management	—	5
(Increase) decrease in prepaid expenses	173	(86)
Increase (decrease) in payables for securities purchased	(70,000)	1,666
Increase (decrease) in due to Prospect Administration	601	286
Increase (decrease) in due to Prospect Capital Management	1,054	2,723
Increase (decrease) in accrued expenses	(85)	3
Increase (decrease) in other liabilities	640	442

Net Cash Used In Operating Activities	(150,705)	(158,247)

Cash Flows from Financing Activities:
Borrowings under credit facility	184,992	—
Payments under credit facility	(94,325)	(28,500)
(Increase) decrease in deferred financing costs	(415)	(868)
(Increase) decrease in deferred offering costs	—	32
Net proceeds from issuance of common stock	94,230	197,557
Offering costs from issuance of common stock	(1,251)	(869)
Dividends paid	(15,956)	(15,071)
Net Cash Provided By Financing Activities	167,275	152,281

Net Increase (decrease) in Cash	16,570	(5,964)
Cash, beginning of period	—	—
Cash (bank overdraft), End of Period	$16,570	$(5,964)

Cash Paid For Interest	$1,825	$526

Non-Cash Financing Activity:
Amount of shares issued in connection with dividend reinvestment plan	$2,753	$4,719
____________________

(1)	Certain amounts have been reclassified to conform to the current period’s presentation.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2008
(in 000s except share amounts and percentages)
(Unaudited)

Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares/ Ownership %	Cost	Fair Value (2)	% of Net Assets
Control Investments (25.00% or greater of voting control)

Gas Solutions Holdings, Inc. (3)	Texas/Gas
	Gathering and
	Processing
Common shares		100	$4,897	$34,450	9.3%
Subordinated secured note, 18.00%
due 12/22/2009 (4)		$20,000	20,000	20,000	5.4%

Total			24,897	54,450	14.7%

Genesis Coal Corp.	Kentucky/
	Mining and
	Coal Production
Common shares		72	29	1	0.0%
Warrants, preferred shares,
expiring 2/9/2016		1,000	33	1	0.0%
Senior secured note, 15.00% (5)
due 12/31/2010		$16,462	16,377	8,026	2.2%

Total			16,439	8,028	2.2%

Integrated Contract Services, Inc. (6)	North Carolina/
	Contracting
Common shares		49	127	—	0.0%
Series A preferred shares		10	—	—	0.0%
Junior secured note, 14.00%
due 9/30/2010		$14,003	14,003	—	0.0%
Senior secured note, 14.00%
due 9/30/2010		$800	800	5,000	1.3%
Senior demand note, 15.00% (7)
due 4/11/2011		$1,170	1,170	—	0.0%

Total			16,100	5,000	1.3%

Iron Horse Coiled Tubing, Inc. (4)	Alberta, Canada/
	Production
	services
Common shares		643	268	—	0.0%
Senior secured note, 15.00%
due 4/19/2009		$9,250	9,051	9,051	2.4%

Total			9,319	9,051	2.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2008
(in 000s except share amounts and percentages)
(Unaudited)

Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares/ Ownership %	Cost	Fair Value (2)	% of Net Assets
NRG Manufacturing, Inc.	Texas/
	Manufacturing
Common shares		800	$2,317	$8,656	2.3%
Senior secured note, 16.50% (8)
due 8/31/2013 (4)		$13,080	13,080	13,080	3.5%

Total			15,397	21,736	5.8%

North Fork Collieries LLC	Kentucky/
	Mining and Coal
	Production
Membership Interests		100%	—	—	0.0%
Senior secured note, 18.00%
due 3/31/2009		$5,121	5,121	5,121	1.4%

Total			5,121	5,121	1.4%

R-V Industries, Inc.	Pennsylvania/
	Manufacturing
Common shares		545,107	5,025	5,025	1.4%
Warrants, common shares,
expiring 6/30/2017		200,000	1,681	1,829	0.5%
Senior secured note, 15.00%
due 6/30/2017 (4)		$7,526	5,894	5,747	1.5%

Total			12,600	12,601	3.4%

Whymore Coal Company, Inc. (9)	Kentucky/
	Mining and Coal
	Production
Equity ownership		Various	209	1	0.0%
Senior secured note, 15.00% (10)
due 12/31/2010		$12,510	12,510	6,063	1.6%

Total			12,719	6,064	1.6%

Worcester Energy Company, Inc. (11)	Maine/Biomass
	Power
Equity ownership		Various	303	1	0.0%
Senior secured note, 12.50%
due 12/31/2012		$34,383	34,247	19,579	5.3%

Total			$34,550	$19,580	5.3%

Total Control Investments			147,142	141,631	38.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2008
(in 000s except share amounts and percentages)
(Unaudited)

Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares/ Ownership %	Cost	Fair Value (2)	% of Net Assets
Affiliate Investments (5.00% to 24.99% of voting control)

Appalachian Energy Holdings LLC (12) (4)	West Virginia/
	Construction
	Services
Common shares		100	—	—	0.0%
Series A preferred shares		200	149	149	0.0%
Warrants, expiring 2/14/2016		6,065	348	348	0.1%
Senior secured note, 14.00%,
plus 3.00% PIK due 1/31/2011		$5,224	5,085	5,085	1.4%

Total Affiliate Investments			5,582	5,582	1.5%

Non-Control/Non-Affiliate Investments (less than 5.00% of voting control)

American Gilsonite Company	Utah/Specialty
	Minerals
Membership Interests in AGC\PEP, LLC		99.999%	1,000	1,000	0.3%
Senior secured note, 12.00%
plus 3.00% due 3/14/2013 (4)		$14,500	14,500	14,500	3.9%

Total			15,500	15,500	4.2%

Arctic Acquisition Corp. (13) (4)	Texas/Production
	services
Warrants, common shares,
expiring 7/19/2012		596,251	507	970	0.3%
Warrants, Series A redeemable
preferred shares, expiring 7/19/2012		1,054	507	970	0.3%

Total			1,014	1,940	0.6%

C&J Cladding LLC (4)	Texas/Metal
	Services
Warrants, common shares,
expiring 3/30/2014		510	580	1,795	0.5%
Senior secured note, 14.00% (14)
due 3/31/2012		$5,100	4,375	4,375	1.2%

Total			$4,955	$6,170	1.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2008
(in 000s except share amounts and percentages)
(Unaudited)

Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares/ Ownership %	Cost	Fair Value (2)	% of Net Assets
Conquest Cherokee, LLC (15) (4)	Tennessee/
	Oil and Gas
	Production
Senior secured note, 13.00% (16)
due 5/5/2009		$10,200	10,104	10,104	2.7%

Deb Shops, Inc. (4)	Pennsylvania/
	Retail Apparel
Senior secured note, 10.69%
due 1/31/2015		$15,000	14,566	14,566	3.9%

Deep Down, Inc. (4)	Texas/Production
	Services
Warrants, common shares,
expiring 8/6/2012		4,960,585	—	—	0.0%
Senior secured note, 12.50%,
plus 3.00% PIK due 8/1/2011		$12,000	12,000	12,000	3.2%

Total			12,000	12,000	3.2%

Diamondback Operating, LP (17) (4)	Oklahoma/
	Oil and Gas
	Production
Senior secured note, 12.00%,
plus 2.00% PIK due 8/28/2011		$9,200	9,200	9,200	2.5%

H&M Oil & Gas, LLC (17) (4)	Texas/Oil and
	Gas Production
Senior secured note, 13.00% (18)
due 6/30/2010		$45,000	45,000	45,000	12.1%

IEC Systems LP/Advance Rig Services	Texas/Oilfield
LLC (“ARS”) (4)	Fabrication
IEC senior secured note, 12.00%,
plus 3.00% PIK due 11/20/2012		$19,192	19,192	19,192	5.2%
ARS senior secured note, 12.00%,
plus 3.00% PIK due 11/20/2012		$5,875	5,875	5,875	1.6%

Total			25,067	25,067	6.8%

Jettco Marine Services LLC (17) (4)	Louisiana/
	Shipping
Subordinated secured note, 12.00% (19),
plus 4.00% PIK due 12/31/2011		$6,878	6,775	6,775	1.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2008
(in 000s except share amounts and percentages)
(Unaudited)

Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares/ Ownership %	Cost	Fair Value (2)	% of Net Assets
Maverick Healthcare, Inc. (4)	Arizona/Medical
	Services
Common shares		1,250,000	1,250	1,250	0.3%
Preferred shares		1,250,000	—	—	0.0%
Senior secured note, 12.00%,
plus 1.50% PIK due 10/31/2014		$12,500	12,500	12,500	3.4%

Total			13,750	13,750	3.7%

Miller Petroleum, Inc.	Tennessee/
	Oil and Gas
	Production
Warrants, common shares,
expiring 5/4/2010 to 3/31/2013		1,480,108	$150	2	0.0%

Qualitest Pharmaceuticals, Inc. (4)	Alabama/
	Pharmaceuticals
Second lien debt, 12.45% (20)
due 4/30/2015		$12,000	11,942	11,942	3.2%

Regional Management Corp. (4)	South Carolina/
	Financial
	Services
Subordinated secured note, 12.00%,
plus 2.00% PIK due 6/29/2012		$25,000	25,000	25,000	6.7%

Resco Products, Inc. (4)	Pennsylvania/
	Manufacturing
Second lien debt, 11.06% (21)
due 6/24/2014		$9,750	9,570	9,570	2.6%

Shearer’s Foods, Inc. (4)	Ohio/Food
	Products
Mistral Chip Holdings, LLC
membership units		4.415%	2,000	2,000	0.5%
Second lien debt, 14.00%
due 10/31/2013		$18,000	18,000	18,000	4.9%

Total			20,000	20,000	5.4%

Stryker Energy, LLC (22) (4)	Ohio/Oil and
	Gas Production
Subordinated revolving credit facility,
12.00% (23) due 11/30/2011		$29,500	29,015	29,015	7.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2008
(in 000s except share amounts and percentages)
(Unaudited)

Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares/ Ownership %	Cost	Fair Value (2)	% of Net Assets
Unitek (4)	Pennsylvania/
	Technical
	Services
Second lien debt, 12.75% (24)
due 9/27/2013		$11,500	11,332	11,332	3.0%

Unity Virginia Holdings, LLC	Virginia/
	Mining and Coal
	Production
Subordinated secured note, 15.00%,
plus 15.00% PIK due 1/31/2009		$3,580	3,893	10	0.0%

Wind River Resources Corp. and Wind	Utah/Oil and
River II Corp. (17) (4)	Gas Production
Senior secured note, 13.00%,
Due 7/31/2009		$15,000	15,000	15,000	4.0%

Total Non-Control/Non-Affiliate Investments			$283,833	281,943	75.9%

Total Portfolio Investments			$436,557	429,156	115.5%

Money Market Funds
Fidelity Institutional Money Market Funds -
Government Portfolio (Class I)		23,142,184	$23,142	$23,142	6.2%

First American Funds, Inc. -
Prime Obligations Fund
(Class A) (4)		4,106,793	4,107	$4,107	1.1%

Total Money Market Funds			$27,249	$27,249	7.3%

Total Investments			$463,806	$456,405	122.8%
__________________

(1)	The securities in which Prospect Capital has invested were acquired in transactions that were exempt from registration under the Securities Act of 1933, as amended, or the “Securities Act.” These securities may be resold only in transactions that are exempt from registration under the Securities Act.

(2)	Fair value is determined by or under the direction of the Board of Directors of Prospect Capital (Note 2).

(3)	Gas Solutions Holdings, Inc. is a wholly-owned investment of Prospect Capital.

(4)	Security, or portion thereof, is held as collateral for the credit facility with Rabobank Nederland (See Note 9). At March 31, 2008, the value of these investments was $338,498 which represents 91.1% of net assets.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2008
(in 000s except share amounts and percentages)
(Unaudited)

(5)	Interest rate is the greater of 15.0% or 6-Month LIBOR plus 11.0%; rate reflected is as of March 31, 2008.

(6)	Entity was formed as a result of the debt restructuring of ESA Environmental Specialist, Inc.

(7)	Loan is with Lisamarie Fallon, Inc., (d/b/a The Healing Staff) an affiliate of the Integrated Contract Services, Inc.

(8)	Interest rate is the greater of 16.5% or 12-Month LIBOR plus 11.0%; rate reflected is as of March 31, 2008.

(9)	There are several entities involved in the Whymore investment. Prospect Capital has provided senior secured debt financing to C&A Construction, Inc. (“C&A”), which owns the equipment. E&L Construction, Inc. (“E&L”) leases the equipment from C&A, employs the workers, is listed as the operator with the Commonwealth of Kentucky, mines the coal, receives revenues and pays all operating expenses. Whymore Coal Company, Inc. (“Whymore”) applies for and holds permits, pays royalties to landowners, and holds escrow funds for reclamation expenses following mining operations. Whymore and E&L are guarantors under the C&A credit agreement with Prospect Capital. Prospect Capital owns 10,000 shares of common stock of C&A (100% ownership), 10,000 shares of common stock of E&L (100% ownership), and 4,900 shares of common stock of Whymore (49% ownership). Prospect Capital owns 4,285 Series A convertible preferred shares in each of C&A, E&L and Whymore. Additionally, Prospect Capital retains an option to purchase the remaining 51% of Whymore. As of March 31, 2008, the Board of Directors of Prospect Capital assessed a fair value of $1 for the preferred equity.

(10)	Interest rate is the greater of 15.0% or 5-Year US Treasury Note plus 11.5%; rate reflected is as of March 31, 2008.

(11)	There are several entities involved in the Worcester Energy Company, Inc. investment. Prospect Capital owns 100 shares of common stock in Worcester Energy Holdings, Inc. (“WEHI”) representing 100%. WEHI, in turn, owns 51 membership certificates in Biochips LLC, which represents 51% ownership. Prospect Capital also owns 282 shares of common stock in Worcester Energy Co., Inc. (“WECO”), which represents 51% ownership. Prospect Capital also owns 1,665 shares of common stock in Worcester Energy Partners, Inc. (“WEPI”), which represents 51% ownership. Prospect Capital also owns 1,000 of series A convertible preferred shares in WEPI. WECO, WEPI and Biochips LLC are joint borrowers on the term note issued to Prospect Capital. WEPI owns the equipment and operates the biomass generation facility. Biochips LLC currently has no material operations. WEPI owns 100 shares of common stock in Precision Logging and Landclearing, Inc. (“Precision”), which represents 100% ownership. Precision conducts all logging, processing and delivery operations to supply fuel to the biomass generation facility. As of March 31, 2008, the Board of Directors of Prospect Capital assessed a fair value of $1 for all of these equity positions.

(12)	There are several entities involved in the Appalachian Energy Holdings (“Appalachian Energy”) investment. Prospect Capital owns 100 shares of Class A common stock of AEH Investment Corp. (“AEH”), 200 shares of Series A preferred stock of AEH and 6,065 warrants, expiring 2/14/2016 to purchase Class A common stock. The senior secured note is with C & S Operating LLC and East Cumberland L.L.C., both operating companies owned by Appalachian Energy Holdings LLC. AEH owns Appalachian Energy.

(13)	The Portfolio Investment does business as Cougar Pressure Control.

(14)	Interest rate is the greater of 14.0% or 12-Month LIBOR plus 7.5%; rate reflected is as of March 31, 2008.

(15)	Prospect Capital has an overriding royalty interest and net profits interest in the Portfolio Investment.

(16)	Interest rate is the greater of 13.0% or 12-Month LIBOR plus 7.5%; rate reflected is as of March 31, 2008.

(17)	Prospect Capital has a net profits interest in the Portfolio Investment.

(18)	Interest rate is the greater of 13.0% or 12-Month LIBOR plus 7.5%; rate reflected is as of March 31, 2008.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2008
(in 000s except share amounts and percentages)
(Unaudited)

(19)	Interest rate is the greater of 13.0% or 3-Month LIBOR plus 6.11%; rate reflected is as of March 31, 2008.

(20)	Interest rate is the greater of 12.5% or 3-Month LIBOR plus 7.5%; rate reflected is as of March 31, 2008.

(21)	Interest rate is 3-Month LIBOR plus 8.0%; rate reflected is as of March 31, 2008.

(22)	Prospect Capital has an overriding royalty interest in the Portfolio Investment.

(23)	Interest rate is the greater of 12.0% or 12-Month LIBOR plus 7.0%; rate reflected is as of March 31, 2008.

(24)	Interest rate is the greater of 12.75% or 3-Month LIBOR plus 7.25%; rate reflected is as of March 31, 2008.

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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2007
(in 000s except share amounts and percentages)
(Audited)

Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares	Cost	Fair Value (2)	% of Net Assets
Iron Horse Coiled Tubing, Inc. (23)	Alberta, Canada/
	Production
	services
Common shares		93	268	268	0.1%
Senior secured note, 15.00%
due 4/19/2009		$9,250	8,932	8,932	3.0%

Total			9,200	9,200	3.1%

Total Affiliate Investments			$14,821	$14,625	4.9%

Non-Control/Non-Affiliate Investments (less than 5.00% of voting control)

Arctic Acquisition Corp. (11) (23)	Texas/Production
	services
Warrants, common shares,
expiring 7/19/2012		596,251	507	507	0.2%
Warrants, Series A redeemable
preferred shares, expiring 7/19/2012		1,054	507	507	0.2%
Senior secured note, 13.00%
due 7/19/2009		$13,301	12,656	12,656	4.2%

Total			13,670	13,670	4.6%

C&J Cladding LLC (23)	Texas/Metal
	Services
Warrants, common shares,
expiring 3/30/2014		510	580	580	0.2%
Senior secured note, 14.00% (12)
due 3/31/2012		$6,000	5,249	5,249	1.7%

Total			5,829	5,829	1.9%

Central Illinois Energy, LLC (23)	Illinois/
	Biofuels/Ethanol
Senior secured note, 15.35% (13)
due 3/31/2014		$8,000	8,000	8,000	2.7%

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
March 31, 2008
(Unaudited)
(in 000s except share and per share amounts)

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

The following are significant accounting policies consistently applied by Prospect Capital:

Consolidation:

As an investment company, Prospect Capital only consolidates wholly-owned, closely-managed subsidiaries that are also investment companies. At March 31, 2008, the financial statements include the accounts of Prospect Capital and its wholly-owned subsidiary, Prospect Capital Funding, LLC. All intercompany balances and transactions have been eliminated in consolidation.

Investments:

The Consolidated Statements of Assets and Liabilities include portfolio investments reported at fair values of $429,156 and $328,222 at March 31, 2008 and June 30, 2007, respectively. At March 31, 2008 and June 30, 2007, 115.5% and 109.4%, respectively, of the Company’s net assets represented portfolio investments whose fair values have been determined by the Board of Directors in good faith in the absence of active markets for those investments. Because of the inherent uncertainty of valuation, the Board of Directors’ determined values may differ significantly from the values that would have been used had such active markets existed for the investments, and the differences could be material.

a) Security transactions are recorded on a trade-date basis.

b) Valuation:

1) Investments for which market quotations are readily available are valued at such market quotations.

2) Short-term investments that mature in 60 days or less, such as United States Treasury Bills, are valued at amortized cost, which approximates fair value. The amortized cost method involves recording a security at its cost (i.e., principal amount plus any premium and less any discount) on the date of purchase and thereafter amortizing/accreting that difference between the principal amount due at maturity and cost assuming a constant yield to maturity as determined at the time of purchase. Short-term securities that mature in more than 60 days are valued at current market quotations by an independent pricing service or at the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, or otherwise by a principal market maker or a primary market dealer). Investments in money market mutual funds are valued at their net asset value as of the close of business on the day of valuation.

3) It is expected that most of the investments in the Company’s portfolio will not have actively traded markets. Debt and equity securities which do not have actively traded markets are valued with the assistance of an independent valuation service using a documented valuation policy and a valuation process that is consistently applied under the direction of our Board of Directors. The factors that may be taken into account in fairly valuing investments include, as relevant, the portfolio company’s ability to make payments, its estimated earnings and projected discounted cash flows, the nature and realizable value of any collateral, the sensitivity of the investments to fluctuations in interest rates, the financial environment in which the portfolio company operates, comparisons to securities of similar publicly traded companies and other relevant factors. Due to the inherent uncertainty of determining the fair value of investments that are not actively traded, the fair value of these investments may differ significantly from the values that would have been used had an actively traded market existed for such investments, and any such differences could be material.

4) In September 2006, the Financial Accounting Standards Board (“FASB”) issued a new pronouncement addressing fair value measurements, Statement of Financial Accounting Standards Number 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 becomes effective for fiscal years beginning after November 15, 2007; therefore, its first applicability to the Company will be for the Company’s upcoming fiscal year beginning July 1, 2008. The Company does not believe that the adoption of SFAS 157 will materially impact the amounts reported in its financial statements, however, additional disclosures will be required about the inputs used to develop the measurements and the effect of certain of the measurements reported to changes in net assets for a fiscal period.

5) In February 2007, FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115”. SFAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 becomes effective for fiscal years beginning after November 15, 2007 and, therefore, is applicable for the Company’s upcoming fiscal year beginning July 1, 2008. The Company’s management does not believe that the adoption of SFAS No. 159 will have a material impact on its financial statements.

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

g) Loans are placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, are likely to remain current. As of March 31, 2008, approximately 1.0% of the Company’s net assets are in non-accrual status.

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

The Company adopted Financial Accounting Standards Board Interpretation No. 48 (‘‘FIN 48’’), Accounting for Uncertainty in Income Taxes. FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Adoption of FIN 48 was applied to all open tax years as of July 1, 2007. The adoption of FIN 48 did not have an effect on the net asset value, financial condition or results of operations of the Company as there was no liability for unrecognized tax benefits and no change to the beginning net asset value of the Company. As of March 31, 2008 and for the nine-month period then ended the Company did not have a liability for any unrecognized tax benefits. Management’s determinations regarding FIN 48 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

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

The Company records registration expenses related to shelf filings as prepaid assets. These expenses consist principally of SEC registration, legal and accounting fees incurred through March 31, 2008 that are related to the shelf filings that will be charged to capital upon the receipt of the capital or charged to expense if not completed.

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

Note 3. Portfolio Investments

At March 31, 2008, 115.5% of our net assets or about $429,156 was invested in 31 long-term portfolio investments (including a net profits interest in Charlevoix Energy Trading LLC) and 7.3% of our net assets was invested in money market funds. The remainder (22.8%) of our net assets represented liabilities in excess of other assets. At June 30, 2007, 109.4% of our net assets or about $328,222 was invested in 24 long-term portfolio investments (including a net profits interest in Charlevoix Energy Trading LLC) and 13.9% of our net assets was invested in money market funds. The remainder (23.3%) of our net assets represented liabilities in excess of other assets. Prospect Capital is a non-diversified company within the meaning of the 1940 Act. We classify our investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual owns 25% or more of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence. This lesser degree of influence is deemed to exist through ownership of 5% or more but less than 25% of the outstanding voting securities of another person. As of March 31, 2008, the Company owns a controlling interest in Gas Solutions Holdings, Inc. (“GSHI”), Genesis Coal Corp. (“Genesis”), Integrated Contract Services, Inc. (“Integrated”), Iron Horse Coiled Tubing, Inc. (“Iron Horse”), NRG Manufacturing, Inc. (“NRG”), North Fork Collieries LLC (“North Fork”), R-V Industries, Inc. (R-V), Whymore Coal Company, Inc. (“Whymore”), and Worcester Energy Company, Inc. (“WECO”). The Company also owns an affiliated interest in Appalachian Energy Holdings, LLC (“AEH”). The Company has no other controlled or affiliated investments.

GSHI has indemnified Prospect Capital against any legal action arising from its investment in Gas Solutions, LP. Prospect Capital has incurred approximately $1,841 from the inception of the investment in GSHI through March 31, 2008 for fees associated with a legal action, and GSHI has reimbursed Prospect Capital for the entire amount. Of the $ 1,841 reimbursement, $23 and $15 are reflected as Dividend income: Control Investments on the accompanying Consolidated Statements of Operations for the three months ended March 31, 2008 and March 31, 2007, respectively, and $44 and $411 for the nine months ended March 31, 2008 and March 31, 2007, respectively. Additionally, certain other expenses incurred by Prospect Capital which are attributable to GSHI have been reimbursed to Prospect Capital by GSHI and are reflected as Dividend income: Control Investments on the accompanying Consolidated Statements of Operations as $1,276 and $631 for the three months ended March 31, 2008 and March 31, 2007, respectively, and $2,995 and $631 for the nine months ended March 31, 2008 and March 31, 2007, respectively.

Debt placements and interests in equity securities with an original cost basis of approximately $31,794 and $193,033 were acquired during the respective three-month and nine-month periods ended March 31, 2008. Debt repayments and sales of equity securities generated proceeds of approximately $28,891 and $66,063 during the respective three-month and nine-month periods ended March 31, 2008.

From time to time, the Company provides guarantees for portfolio companies for payments to counterparties, usually as an alternative to investing additional capital. Currently, agreements for two guarantees and one indemnification are outstanding which are related to two portfolio companies categorized as Control Investments – Whymore Coal Company, Inc. (“Whymore”) and North Fork Collieries LLC (“North Fork”). The two guarantees are related to Whymore with one in the amount of $3,478 for equipment leases and another of $416 for a “payment-over-time” contract for coal purchases. The contingent indemnification obligation arose from the Company’s acquisition of the assets of Traveler Coal, LLC (“Traveler”) through the Company’s subsidiary North Fork. Specifically, as part of that acquisition, the Company has agreed to indemnify the seller of those assets for personal guarantees that that seller had extended on behalf of Traveler. The amount of this contingency may reach $5,000.

Note 4. Equity Offerings and Related Expenses

On March 28, 2008, the Company completed a registered direct offering of 1,300,000 shares of its common stock. On March 31, 2008, the Company completed a public offering of 1,150,000 shares of its common stock. The proceeds raised, the related underwriting fees, the offering expenses, and the prices at which common stocks were issued since inception are detailed in the table which follows:

Issuances of Common Stock	Number of Shares Issued	Gross Proceeds Raised	Underwriting Fees	Offering Expenses	Offering Price
March 31, 2008	1,150,000	$17,768	$759	$350	$15.450
March 28, 2008	1,300,000	19,786	—	350	15.220

November 13, 2007 over-allotment	200,000	$3,268	$163	$—	$16.340
October 17, 2007	3,500,000	57,190	2,860	551	16.340

January 11, 2007 over-allotment	810,000	$14,025	$688	$—	$17.315	*
December 13, 2006	6,000,000	106,200	5,100	279	17.700

August 28, 2006 over-allotment	745,650	$11,408	$567	$—	$15.300
August 10, 2006	4,971,000	76,056	3,778	595	15.300

August 27, 2004 over-allotment	55,000	$825	$58	$2	$15.000
July 27, 2004	7,000,000	105,000	7,350	1,385	15.000
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

Prospect Management’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. For providing these services the Investment Adviser receives a fee from Prospect Capital, consisting of two components--a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.00% on Prospect Capital’s gross assets (including amounts borrowed). For services currently rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of Prospect Capital’s gross assets at the end of the two most recently completed calendar quarters (the closing of Prospect Capital’s initial public offering was treated as a quarter-end for this purpose) and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. The total base management fees earned by Prospect Management during the three months ended March 31, 2008 and March 31, 2007 were $2,388 and $1,531, respectively and during the nine months ended March 31, 2008 and March 31, 2007 were $6,366 and $3,715, respectively.

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

The total income incentive fees earned by Prospect Management were $3,230 and $1,754 for the three months ended March 31, 2008 and March 31, 2007, respectively and $7,861 and $3,695 for the nine months ended March 31, 2008 and March 31, 2007, respectively. No capital gains incentive fees were earned during the three and nine-month periods ended March 31, 2008 and March 31, 2007.

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

Under the sub-administration agreement, Vastardis and its officers, partners, agents, employees, controlling persons, members, and any other person or entity affiliated with Vastardis, are not liable to the Administrator or Prospect Capital for any action taken or omitted to be taken by Vastardis in connection with the performance of any of its duties or obligations or otherwise as sub-administrator for the Administrator on behalf of Prospect Capital. The agreement also provides that, absent willful misfeasance, bad faith or negligence in the performance of Vastardis’ duties or by reason of the reckless disregard of Vastardis’ duties and obligations, Vastardis and its officers, partners, agents, employees, controlling persons, members, and any other person or entity affiliated with Vastardis are entitled to indemnification from the Administrator and Prospect Capital. All damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of the Administrator or Prospect Capital or the security holders of Prospect Capital) arising out of or otherwise based upon the performance of any of Vastardis’ duties or obligations under the agreement or otherwise as sub-administrator for the Administrator on behalf of Prospect Capital are subject to such indemnification.

Managerial Assistance

As a BDC, we offer and must provide, upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We have received $245 and $693 in fees for managerial assistance for the three months and nine months ended March 31, 2008, respectively, as compared to $193 and $392 for the three months and nine months ended March 31, 2007, respectively. These fees are paid to the Administrator.

Note 6. Earnings Per Share

The following information sets forth the computation of basic and diluted per share net increase (decrease) in net assets resulting from operations for the three months ended March 31, 2008 and March 31, 2007, respectively:

	Three Months Ended		Nine Months Ended
	Mar. 31, 2008 (unaudited)	Mar. 31, 2007 (unaudited)	Mar. 31, 2008 (unaudited)	Mar. 31, 2007 (unaudited)
Numerator for increase (decrease) in
net assets per share:	$(1,259)	$4,976	$3,605	$11,880
Denominator for basic and diluted weighted
average shares:	23,858,492	19,697,473	22,349,987	14,341,811
Basic and diluted net increase (decrease) in
net assets per share resulting from
operations:	$(0.05)	$0.26	$0.16	$0.82

Note 7. Financial Highlights

	Three Months Ended Mar. 31, 2008 (unaudited)	Three Months Ended Mar. 31, 2007 (unaudited)	Nine Months Ended Mar. 31, 2008 (unaudited)	Nine Months Ended Mar. 31, 2007 (unaudited)
Per Share Data (1):
Net asset value at beginning of period	$14.58	$15.24	$15.04	$15.31
Costs related to the secondary
public offering	(0.03)	.01	(0.06)	(0.06)
Net investment income	0.54	0.36	1.41	1.02
Realized gain/(loss)	0.01	—	(0.82)	0.14
Net unrealized appreciation (depreciation)	(0.60)	(0.10)	(0.42)	(0.34)
Net increase in net assets as a result of
secondary public offering	0.05	0.06	0.18	0.27
Dividends declared and paid	(0.40)	(0.39)	(1.18)	(1.16)
Net asset value at end of period	$14.15	$15.18	$14.15	$15.18

Per share market value at end of period	$15.22	$17.14	$15.22	$17.14
Total return based on market value (2)	19.69%	2.34%	(5.76%)	8.05%
Total return based on net asset value (2)	(0.40%)	1.88%	1.78%	6.19%
Shares outstanding at end of period	26,270,379	19,879,231	26,270,379	19,879,231
Average weighted shares outstanding
for period	23,858,492	19,697,473	22,349,987	14,341,811

Ratio / Supplemental Data:
Net assets at end of period (in thousands)	$371,718	$301,767	$371,718	$301,767
Annualized ratio of operating expenses to
average net assets	10.25%	6.79%	9.90%	7.01%
Annualized ratio of net operating income
to average net assets	15.01%	9.23%	12.45%	9.36%
____________________

(1)	Financial highlights are based on weighted average share except dividends declared and paid.

(2)	Total return based on market value is based on the change in market price per share between the opening and ending market prices per share in each period and assumes that dividends are reinvested in accordance with Prospect Capital’s dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in each period and assumes that dividends are reinvested in accordance with Prospect Capital’s dividend reinvestment plan. The total returns are not annualized.

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

In May 2006, based in part on unfavorable due diligence and the absence of investment committee approval, the Company declined to extend a loan for $10 million to a potential borrower (“plaintiff”). Plaintiff was subsequently sued by its own attorney in a local Texas court for plaintiff’s failure to pay fees owed to its attorney. In December 2006, plaintiff filed a cross-action against the Company and certain affiliates (the “defendants”) in the same local Texas court, alleging, among other things, tortious interference with contract and fraud. The Company petitioned the United States District Court for the Southern District of New York (the “District Court”) to compel arbitration and to enjoin the Texas action. In February 2007, the Company’s motions were granted. Plaintiff appealed that decision. The arbitration commenced in July 2007 and concluded in late November 2007. Post-hearing briefings were completed in February 2008. On April 14, 2008, the arbitrator rendered an award in favor of the Company, rejecting all of plaintiff’s claims. On April 18, 2008, the Company filed a petition before the District Court to confirm the award, which is now pending.

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

On June 6, 2007, Prospect Capital closed on a $200,000 three-year revolving credit facility (as amended on December 31, 2007) with Rabobank Nederland as administrative agent and sole lead arranger (the “Rabobank Facility”). The Rabobank Facility refinanced the $50,000 Facility with HSH Nordbank AG. Interest on the Rabobank Facility is charged at LIBOR plus 175 basis points. Additionally, Rabobank charges 37.5 basis points on the unused portion of the facility. At March 31, 2008, the investments used as collateral had an aggregate market value of $338,498, which represents 91.1% of net assets.

As of March 31, 2008, we had drawn down $90,667 on the Rabobank Facility.

Note 10. Subsequent Events

On April 3, 2008, the Company provided $39,800 of first and second lien debt and equity for the recapitalization of Ajax Rolled Ring & Machine (“Ajax”), a custom forger of seamless rolled steel rings located in York, South Carolina. Prospect’s debt is secured by a first lien on inventory, machinery, and certain other assets of Ajax. The equity interest purchased in Ajax is controlling in nature and was made alongside equity co-investments by Ajax’s senior managers.

On April 30, 2008, we provided debt financing of $20,000 to support the acquisition by Peerless Mfg Co. (“Peerless”), headquartered in Dallas, Texas, of Nitram Energy Inc. (“Nitram”). Peerless is a leading designer, manufacturer, and marketer of industrial environmental separation and filtration systems while Nitram focuses on separation, heat transfer, pulsation dampening, and industrial silencing products. Peerless and Nitram serve a diversified, global list of customers in industries such as oil and gas production, gas pipelines, chemical and petrochemical processing, and power generation.

On April 30, 2008 we fully exited out of our investment in Arctic Acquisition Corp., dba Cougar Pressure Control (“Cougar”) through the sale of our equity interest in Cougar for approximately $3,400.

Note 11. Selected Quarterly Financial Data (unaudited) (in thousands except per share amounts)

	Investment Income		Net Investment Income (Loss)		Net Realized and Unrealized Gains (Losses)		Net Increase (Decrease) in Net Assets from Operations
Quarter Ended	Total	Per Share*	Total	Per Share*	Total	Per Share*	Total	Per Share*
December 31, 2005	$3,935	$0.56	$2,040	$0.29	$488	$0.07	$2,528	$0.36
March 31, 2006	4,026	0.57	2,126	0.30	829	0.12	2,955	0.42
June 30, 2006	5,799	0.82	2,977	0.42	2,963	0.42	5,940	0.84

September 30, 2006	6,432	0.65	3,274	0.33	690	0.07	3,964	0.40
December 31, 2006	8,171	0.60	4,493	0.33	(1,553)	(0.11)	2,940	0.22
March 31, 2007	12,069	0.61	7,015	0.36	(2,039)	(0.10)	4,976	0.25
June 30, 2007	14,009	0.70	8,349	0.42	(3,501)	(0.18)	4,848	0.24

September 30, 2007	15,391	0.77	7,865	0.39	685	0.04	8,550	0.43
December 31, 2007	18,563	0.80	10,660	0.46	(14,346)	(0.62)	(3,686)	(0.16)
March 31, 2008	22,000	0.92	12,919	0.54	(14,178)	(0.59)	(1,259)	(0.05)
____________________

*     Per share amounts are calculated using weighted average shares during the period referenced.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(All figures in this item are in thousands except per share and other data)

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Prospect Capital to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, expenses, earnings or losses from operations or investments, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include risks that are set forth in our Form 10-K for the fiscal year ended June 30, 2007 and that are otherwise described from time to time in our reports filed with the SEC.

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

The aggregate value of our portfolio investments was $429,156 and $328,222 as of March 31, 2008 and June 30, 2007, respectively. During the first three quarters of fiscal year 2008, our net cost of investments increased by $110,360, or 33.8%, as we invested in 12 new and follow-on investments while we sold three investments and three other investments repaid their loans.

Compared to the end of last fiscal year (ended June 30, 2007), net assets increased by $70,694 during the nine-month period ended March 31, 2008, from $300,048 to $370,742. This increase resulted from the issuance of new shares of our common stock (less offering costs) in the amount of $92,979, dividend re-investments of $2,753, and another $3,605 from operations. These increases, in turn, were offset by $27,667 in dividend distributions to our shareholders. The $3,605 increase in net assets resulting from operations is net of the following: Net investment income of $31,444, realized loss on investments of $18,413, and a net decrease in net assets due to changes in unrealized appreciation/depreciation of investments of $9,426. The realized losses were mainly due to the sale of Central Illinois Energy, LLC (“CIE”) and Advantage Oilfield Group Ltd. (“AOG”). The net unrealized depreciation was driven by significant write-downs in our investments in Integrated Contract Services, WECO, and Genesis which, in turn, were partially offset by write-ups for our investments in GSHI and by the disposition of previously written-down investments in AOG and in ESA Environmental Specialists.

We seek to be a long-term investor with our investment companies. As of March 31, 2008, we continue to pursue our investment strategy, and 115.5% of our net assets are invested in long-term investments.

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

Since June 2007, there has been a significant reduction in liquidity in the corporate debt capital markets and transactions in the high-yield and leveraged loan markets have recently been cancelled, postponed, or restructured, enhancing opportunities for us going forward. The extra supply and meaningfully less demand has shifted the dynamics between buyers and sellers and caused several hundred billion dollars of corporate loans and bridge loan commitments to remain on the balance sheets of financial institutions and remain undistributed. We believe that, as of today, this reduction in liquidity has caused increased market volatility in the secondary prices of existing leveraged loans and high yield bonds, driving many leveraged loan and bond market quotes to below the primary market offer price without necessarily reflecting a deterioration, if any, in underlying fundamental performance of many of these issuers. The valuation of securities held within our portfolio has not been materially affected in an adverse way by these events because we had not participated in the syndicated loan market prior to September 2007 to any meaningful extent. If we were to enter into these markets in a meaningful way, we would be able to lend money at higher rates of interest and would be able to purchase loans at greater discounts than prior to the occurrence of these events. We also expect that greater structural protection that lenders require for new loans, such as lower overall financial leverage and maintenance financial covenants, will increase the opportunities for us to invest since we have generally decided not to invest in highly leveraged or “covenant light” credit facilities. In turn, these events also could increase our cost of financing.

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

Recent Developments

On April 3, 2008, the Company provided $39,800 of first and second lien debt and equity for the recapitalization of Ajax Rolled Ring & Machine (“Ajax”), a custom forger of seamless rolled steel rings located in York, South Carolina. Prospect’s debt is secured by a first lien on inventory, machinery, and certain other assets of Ajax. The equity interest purchased in Ajax is controlling in nature and was made alongside equity co-investments by Ajax’s senior managers.

On April 30, 2008, we provided debt financing of $20,000 to support the acquisition by Peerless Mfg Co. (“Peerless”), headquartered in Dallas, Texas, of Nitram Energy Inc. (“Nitram”). Peerless is a leading designer, manufacturer, and marketer of industrial environmental separation and filtration systems while Nitram focuses on separation, heat transfer, pulsation dampening, and industrial silencing products. Peerless and Nitram serve a diversified, global list of customers in industries such as oil and gas production, gas pipelines, chemical and petrochemical processing, and power generation.

On April 30, 2008 we fully exited out of our investment in Arctic Acquisition Corp., dba Cougar Pressure Control (“Cougar”) through the sale of our equity interest in Cougar for approximately $3,400.

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

2) Short-term investments that mature in 60 days or less, such as United States Treasury Bills, are valued at amortized cost, which approximates fair value. The amortized cost method involves recording a security at its cost (i.e., principal amount plus any premium and less any discount) on the date of purchase and thereafter amortizing/accreting that difference between the principal amount due at maturity and cost assuming a constant yield to maturity as determined at time of purchase. Short-term securities that mature in more than 60 days are valued at current market quotations by an independent pricing service or at the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, or otherwise by a principal market maker or a primary market dealer). Investments in money market mutual funds are valued at their net asset value as of the close of business on the day of valuation.

3) It is expected that most of the investments in the Company’s portfolio will not have actively traded markets. Debt and equity securities which do not have actively traded markets are valued with the assistance of an independent valuation service using a documented valuation policy and a valuation process that is consistently applied under the direction of our Board of Directors. The factors that may be taken into account in fairly valuing investments include, as relevant, the portfolio company’s ability to make payments, its estimated earnings and projected discounted cash flows, the nature and realizable value of any collateral, the sensitivity of the investments to fluctuations in interest rates, the financial environment in which the portfolio company operates, comparisons to securities of similar publicly traded companies and other relevant factors. Due to the inherent uncertainty of determining the fair value of investments that are not actively traded, the fair value of these investments may differ significantly from the values that would have been used had an actively traded market existed for such investments, and any such differences could be material.

4) In September 2006, FASB issued a new pronouncement addressing fair value measurements, Statement of Financial Accounting Standards Number 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 becomes effective for fiscal years beginning after November 15, 2007; therefore, its first applicability to the Company will be for the Company’s upcoming fiscal year beginning July 1, 2008. The Company does not believe that the adoption of SFAS 157 will materially impact the amounts reported in its financial statements, however, additional disclosures will be required about the inputs used to develop the measurements and the effect of certain of the measurements reported to changes in net assets for a fiscal period.

5) In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115”. SFAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 becomes effective for fiscal years beginning after November 15, 2007 and, therefore, is applicable for the Company’s upcoming fiscal year beginning July 1, 2008. The Company’s management does not believe that the adoption of SFAS No. 159 will have a material impact on its financial statements.

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

In determining the fair value of our portfolio investments at March 31, 2008, the Audit Committee met on April 24, 2008, and considered valuations from the independent valuation firm and from management having an aggregate range of $416,608 to $437,988.

Our portfolio across all our long-term debt and certain equity investments had an annualized current yield of 16.8% and 17.0% as of March 31, 2008 and March 31, 2007, respectively. This yield includes interest from all of our long-term investments as well as dividends from GSHI and NRG as of March 31, 2008 and from GSHI as of March 31, 2007. We expect the current yield to decline over time as we increase the size of the portfolio. Monetization of other equity positions that we hold is not included in this yield calculation. In each of our portfolio companies, we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Many of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections. Set forth below are several views of our investment portfolio, classified by type of investment, geographic diversification and sector diversification at March 31, 2008, and March 31, 2007, respectively:

Type of Investment	3/31/08 Fair Value (000s)	% of Portfolio	3/31/07 Fair Value (000s)	% of Portfolio
Money Market Funds	$27,249	6.0%	$99,584	32.0%
Senior Secured Debt	224,564	49.2%	135,736	43.7%
Subordinated Secured Debt	146,143	32.0%	48,586	15.6%
Membership Interests	3,000	0.7%	—	—
Common Stock	49,384	10.8%	24,902	8.0%
Preferred Stock	149	0.0%	65	0.0%
Warrants	5,916	1.3%	1,964	0.7%

Total Portfolio	$456,405	100.0%	$310,837	100.0%

Geographic Exposure	3/31/08 Fair Value (000s)	% of Portfolio	3/31/07 Fair Value (000s)	% of Portfolio
Midwest U.S.	$49,015	10.7%	$36,476	11.7%
Northeast U.S.	67,649	14.8%	24,898	8.0%
Southeast U.S.	83,628	18.3%	37,835	12.2%
Southwest U.S.	189,313	41.5%	85,793	27.6%
Western U.S.	30,500	6.7%	—	—
Canada	9,051	2.0%	26,251	8.5%
Money Market Funds	27,249	6.0%	99,584	32.0%

Total Portfolio	$456,405	100.0%	$310,837	100.0%

Sector	3/31/08 Fair Value (000s)	% of Portfolio	3/31/07 Fair Value (000s)	% of Portfolio
Biofuels/Ethanol	$—	—%	$8,000	2.6%
Biomass Power	19,580	4.3%	24,898	8.0%
Construction Services	5,582	1.2%	22,672	7.3%
Contracting	5,000	1.1%	—	—%
Financial Services	25,000	5.5%	—	—%
Food Products	20,000	4.4%	—	—%
Gas Gathering and Processing	54,450	11.9%	37,900	12.2%
Healthcare	13,750	3.0%	—	—%
Manufacturing	43,907	9.6%	14,676	4.7%
Metal Services	6,170	1.4%	5,820	1.9%
Mining and Coal Production	19,223	4.2%	15,718	5.1%
Natural Gas Marketing	—	—%	4,782	1.5%
Oilfield Fabrication	108,321	23.7%	—	—%
Oil and Gas Production	25,067	5.5%	49,358	15.9%
Pharmaceuticals	11,942	2.6%	—	—%
Production Services	22,991	5.0%	20,947	6.7%
Retail	14,566	3.2%	—	—%
Seismic Services	—	—%	—	—%
Shipping Vessels	6,775	1.5%	6,482	2.1%
Specialty Minerals	15,500	3.4%	—	—%
Technical Services	11,332	2.5%	—	—%
Money Market Funds	27,249	6.0%	99,584	32.0%

Total Portfolio	$456,405	100.0%	$310,837	100.0%

Results of Operations

Investment Activity

We completed our 16th quarter, which was our 15th full quarter since completion of our initial public offering on July 27, 2004, with approximately 115.5% of our net assets or about $429,156 invested in 31 long-term portfolio investments (including a net profits interest remaining in Charlevoix) and 7.3% of our net assets invested in money market funds. The remaining 22.8% of our net assets represents liabilities in excess of other assets.

Long-Term Portfolio Investments

During the three months ended March 31, 2008, we completed two new investments and several follow-on investments in existing portfolio companies, totaling approximately $31,794. The more significant of these investments are described briefly in the following:

On February 11, 2008, the Company made a $5,121 senior secured loan to North Fork Collieries LLC (“North Fork”), a Kentucky-based mining and coal production company. The Company also has a controlling equity interest in North Fork.

On March 5, 2008, the Company made an additional secured Term C debt investment of approximately $6,500 in Unitek Acquisition, Inc. (“Unitek”), a leading provider of outsourced technical services based in Blue Bell, Pennsylvania. Prospect now has extended in the aggregate $11,500 of debt capital to Unitek.

On March 14, 2008, the Company provided debt financing of $14,500 to support the acquisition of American Gilsonite Company (“AGC”) by a private equity firm based in New York. AGC is a specialty mineral company with operations based in Bonanza, Utah. Furthermore, the Company made an additional $1,000 investment in the equity of AGC.

For the three months ended March 31, 2008, the Company closed-out three positions which are briefly described below.

On February 20, 2008, one of the Company’s investees, Ken-Tex Energy Corp. (“Ken-Tex”), repaid the $10,800 debt that it owed Prospect Capital. As part of the transaction, the Company also sold back its net profit interest (“NPI”) and overriding royalty interest (“ORRI”) in Ken-Tex. In addition to the debt repayment, this transaction generated $3,300 in the form of a prepayment penalty and the sale of the NPI and ORRI.

On March 5, 2008, the Company closed out its position of common shares of Evolution Petroleum Corp. at a gain of $486.

On March 31, 2008, TLOGH, L.P. repaid the $15,500 debt that it owed to Prospect Capital.

Since inception, here is a quarter-by-quarter summary of the investment activity.

Quarter-End	Acquisitions (1)	Dispositions (2)
March 31, 2008	$31,794	$28,891
December 31, 2007	120,846	19,223
September 30, 2007	40,394	17,949
June 30, 2007	130,345	9,857
March 31, 2007	19,701	7,731
December 31, 2006	62,679	17,796
September 30, 2006	24,677	2,781
June 30, 2006	42,783	5,752
March 31, 2006	15,732	901
December 31, 2005	—	3,523
September 30, 2005	25,342	—
June 30, 2005	17,544	—
March 31, 2005	7,332	—
December 31, 2004	23,771	32,083
September 30, 2004	30,371	—
____________________

(1)	Includes new deals, additional fundings, refinancings and PIK interest

(2)	Includes scheduled principal payments, prepayments and refinancings

We classify our investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual owns 25% or more of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence. This lesser degree of influence is deemed to exist through ownership of 5% or more but less than 25% of the outstanding voting securities of another person. As of March 31, 2008, we held a controlling interest in GSHI, Genesis, Integrated, Iron Horse, NRG, North Fork, R-V Industries, Inc., Whymore, and WECO. As of March 31, 2008, we held an affiliated interest in AEH.

Level of Control	3/31/08 Fair Value (000s)	% of Portfolio	3/31/07 Fair Value (000s)	% of Portfolio
Control	$141,631	31.0%	110,268	35.5%
Affiliate	5,582	1.2%	14,751	4.8%
Non-Control/Non-Affiliate	281,943	61.8%	86,234	27.7%
Money Markets	27,249	6.0%	99,584	32.0%

Total Portfolio	$456,405	100.0%	$310,837	100.0%

Coal prices and forward curve prices continued to rise in Central Appalachia during the first quarter 2008. However, marginal spot prices for coal remained below operating costs for many of the smaller coal producers in that region, including Genesis. Both Whymore and Genesis are selling coal under new contracts which expire December 31, 2008 and June 30, 2008, respectively. The cost cutting, productivity, and revenue enhancing efforts begun in 2007 at these portfolio companies have continued, including the purchase of additional equipment at Genesis and the acquisition of additional coal reserves at Whymore. We also continue looking at various opportunities to take advantage of acquisitions at favorable prices.

With respect to Unity Virginia Holdings LLC (“Unity”), discussions continue between Prospect Capital (the second lien holder), the senior lender, Texas Capital (whose exposure is approximately $1,100), and Unity regarding next steps after liquidating the last remaining saleable property in the collateral package which consisted of land, coal inventory, and the refuse area. According to Unity, the sale of these assets was necessary to the remediation of the mine property, under the supervision of state and federal authorities. The Company believes that Unity principals have to pay-off the remaining debt to Texas Capital and would still be obligated to repay the outstanding debt to Prospect.

ESA defaulted under our contract governing our investment in ESA, prompting us to commence foreclosure actions with respect to certain ESA assets in respect of which we have a priority lien. In response to our actions, ESA filed voluntarily for reorganization under the bankruptcy code. We have a senior-secured, first-lien debt position with collateral in the form of receivables, real estate, other assets, personal guaranties and the stock of ESA’s subsidiary company, Lisamarie Fallon, Inc. (dba The Healing Staff). On September 20, 2007 the U.S. Bankruptcy Court approved a Section 363 Asset Sale for ESA to Prospect Capital. To complete this transaction, we contributed our ESA debt to a newly-formed entity, Integrated Contract Services, Inc. (“ICS”) and provided funds for working capital on October 9, 2007. In return for the ESA debt, we received senior secured debt in ICS of equal amount to our ESA debt, preferred stock of ICS, and 49% of the ICS common stock. ICS subsequently ceased operations and assigned the collateral back to Prospect Capital.

In late December 2007, the Company’s largest 100% controlled investment, Gas Solutions Holdings Inc (“Gas Solutions”), a midstream gathering and processing business in East Texas, engaged RBC Capital Markets Corporation as a financial advisor to explore strategic alternatives, including a potential sale. This monetization process is ongoing, and extensive discussions are occurring with multiple interested parties. Management seeks entering into a definitive purchase agreement before the conclusion of the Company’s fourth fiscal quarter, but can make no assurances as to the likelihood or timing of any agreement. In late March 2008, Royal Bank of Canada provided a $38 million term loan to Gas Solutions II Ltd, a wholly owned subsidiary of Gas Solutions, the proceeds of which were used to refinance all of Citibank’s approximately $8 million of outstanding senior secured debt as well as to make a $30 million cash distribution to Gas Solutions. The Company has non-recourse access to this cash at Gas Solutions, in addition to the Company’s other assets and undrawn revolving credit facility. In early May 2008, Gas Solutions II Ltd purchased a series of propane puts at $0.10 out of the money and at prices of $1.53 per gallon and $1.394 per gallon covering the periods May 1, 2008, through April 30, 2009, and May 1, 2009, through April 30, 2010, respectively. These hedges have been executed at close to the highest market propane prices ever achieved on an historical basis; such hedges preserve the upside of Gas Solutions II Ltd to benefit from potential future increases in commodity prices. Gas Solutions has generated approximately $24.3 million of unadjusted plant operating income based on annualizing the performance of the six months ending March 31, 2008, which is an increase of 74% from the previous year. For calendar year 2008, Gas Solutions estimates based on current commodity prices that it would achieve more than $30 million of unadjusted plant operating income.

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

Investment income, which consists of interest income, including accretion of loan origination fees, dividend income and other income, including net profits interests, overriding royalty interests and structuring fees, amounted to $22,000 and $12,069 for the three months ended March 31, 2008 and March 31, 2007, respectively and $55,954 and $26,672 for the nine months ended March 31, 2008 and March 31, 2007, respectively. Investment income increased as compared to the same period one year earlier as a direct result of the growth of our investment portfolio.

Operating Expenses

Our primary operating expenses consist of investment advisory fees (base and incentive fees), credit facility costs, legal and professional fees, insurance expenses, directors’ fees and other general and administrative expenses. Operating expenses were $9,081 and $5,054 for the three months ended March 31, 2008 and March 31, 2007, respectively and $24,510 and $11,890 for the nine months ended March 31, 2008 and March 31, 2007, respectively. These expenses include our allocable portion of overhead under the Administration Agreement with Prospect Administration under which Prospect Administration provides administrative services and facilities for Prospect Capital. We bear all other costs and expenses of our operations and transactions in accordance with our Administration Agreement with Prospect Administration.

The base investment advisory fees were $2,388 and $1,531 for the three months ended March 31, 2008 and March 31, 2007, respectively and $6,366 and $3,715 for the nine months ended March 31, 2008 and March 31, 2007, respectively. The income incentive fees were $3,230 and $1,754 for the three months ended March 31, 2008 and March 31, 2007, respectively and $7,861 and $3,695 for the nine months ended March 31, 2008 and March 31, 2007, respectively. The increases are directly related to the growth of our investment portfolio as compared with the previous period. Our investment advisory fees compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.

During the three months ended March 31, 2008 and March 31, 2007, the Company incurred $1,863 and $353, respectively of expenses related to its credit facilities. During the nine months ended March 31, 2008 and March 31, 2007, the Company incurred $4,719 and $1,385, respectively of expenses related to its credit facilities. The table below describes the components of the credit facility costs.

Item	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Nine Months Ended March 31, 2008	Nine Months Ended March 31, 2007
Interest expense	$1,584	$—	$3,781	$357
Amortization of deferred financing costs	180	290	547	836
Commitment fees	85	63	348	192
Administrative Agent fees	14	—	43	—
Total	$1,863	$353	$4,719	$1,385

The increase in interest expense for the three-month and nine-month periods ended March 31, 2008 relative to the comparable periods a year earlier is due to an increase in our weighted-average borrowings. Weighted-average borrowings for the three months and nine months ended March 31, 2008 were $112,023 and $80,301, respectively. Weighted-average borrowings for the three months and nine months ended March 31, 2007 were $0 and $5,709 respectively. The weighted-average interest rates on all of the borrowings were 4.80 % and 8.37 % over the nine-month periods ended, March 31, 2008 and 2007, respectively.

During the three months ended March 31, 2008 and March 31, 2007, the Company incurred legal expenses of $449 and $593, respectively. During the nine months ended March 31, 2008 and March 31, 2007, the Company incurred legal expenses of $2,224 and $970, respectively. A substantial amount of the legal expenses incurred in fiscal year 2008 (approximately $1,761) relate to one arbitration matter. The Company has prevailed in the aforesaid arbitration and believes that it is entitled to reimbursement of such expenses. The Company considers such expenses largely non-recurring items that it does not expect to occur to such a degree in subsequent quarters. (See Part II, Item 1, “Legal Proceedings” for a description and outcome of the arbitration.)

Net Investment Income, Net Realized Gains, Net Unrealized Appreciation and Net Increase in Net Assets Resulting from Operations

Prospect Capital’s net investment income was $12,919 and $7,015 for the three months ended March 31, 2008 and March 31, 2007, respectively and $31,444 and $14,782 for the nine months ended March 31, 2008 and March 31, 2007, respectively. Net investment income represents the difference between investment income and operating expenses and is directly impacted by the items described above. Net realized gains (losses) were $208 and ($1) for the three months ended March 31, 2008 and March 31, 2007, respectively and ($18,413) and $1,949 for the nine months ended March 31, 2008 and March 31, 2007, respectively. The net increase (decrease) in net assets due to changes in unrealized appreciation/depreciation was ($14,386) and ($2,038) for the three months ended March 31, 2008, and March 31, 2007, respectively and ($9,426) and ($4,851) for the nine months ended March 31, 2008 and March 31, 2007, respectively. The increase (decrease) in net assets resulting from operations represents the sum of the returns generated from net investment income, realized gains (losses) and the changes in net assets as a result of changes in unrealized appreciation/depreciation.

Financial Condition, Liquidity and Capital Resources

Our cash flows provided by (used in) operating activities totaled ($150,705) and ($158,247) for the nine months ended March 31, 2008 and March 31, 2007, respectively. For the nine months ended March 31, 2008 dividends declared totaled $27,667 of which $15,956 has been paid and $2,753 were reinvested; March 31, 2008, $8,958 were still to be paid out.

Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock. In the future, we may continue to fund a portion of our investments through borrowings from banks, issuances of senior securities or secondary offerings. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our objective is to put in place such borrowings in order to expand our portfolio. On September 6, 2007, our Shelf Registration Statement on Form N-2 was declared effective by the SEC. Under the Registration Statement, we may issue up to approximately $400,000 in the aggregate of our common and preferred stock and debt securities over the next two-and-a-half years.

The Company had $90,667 and $0 in borrowings at March 31, 2008 and June 30, 2007, respectively. The following table shows the facility amounts and outstanding borrowings at March 31, 2008 and June 30, 2007:

	March 31, 2008		June 30, 2007
	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
Senior Secured Revolving Credit Facility	$200,000	$90,667	$200,000	$—

Off-Balance Sheet Arrangements

At March 31, 2008, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than those which originate from 1) the investment advisory and management agreement and the administration agreement and 2) the portfolio companies. Please refer to those respective sections regarding the details of those arrangements

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In May 2006, based in part on unfavorable due diligence and the absence of investment committee approval, the Company declined to extend a loan for $10 million to a potential borrower (“plaintiff”). Plaintiff was subsequently sued by its own attorney in a local Texas court for plaintiff’s failure to pay fees owed to its attorney. In December

2006, plaintiff filed a cross-action against the Company and certain affiliates (the “defendants”) in the same local Texas court, alleging, among other things, tortious interference with contract and fraud. The Company petitioned the United States District Court for the Southern District of New York (the “District Court”) to compel arbitration and to enjoin the Texas action. In February 2007, the Company’s motions were granted. Plaintiff appealed that decision. The arbitration commenced in July 2007 and concluded in late November 2007. Post-hearing briefings were completed in February 2008. On April 14, 2008, the arbitrator rendered an award in favor of the Company, rejecting all of plaintiff’s claims. On April 18, 2008, the Company filed a petition before the District Court to confirm the award, which is now pending.

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

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in our most recent 10-K filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reflects the history of shares issued under the dividend reinvestment plan:

Date	Shares Issued	Aggregate Offering Price (in 000s)	% of Dividend
March 31, 2006	6,841	$110	5.2%
June 30, 2006	7,932	130	5.4%
September 29, 2006	80,818	1,273	26.2%
December 29, 2006	108,047	1,851	25.5%
March 30, 2007	93,843	1,595	20.8%
June 30, 2007	69,834	1,190	15.3%
September 30, 2007	72,073	1,243	15.9%
March 31, 2008	99,241	1,510	14.4%

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The 2007 Annual Meeting of Stockholders of the Company (“Meeting”) was convened at the offices of the Company on Thursday, November 29, 2007, at 10:30 a.m. No business was conducted. The Meeting was adjourned at the time and reconvened on Thursday, January 17, 2008 at 10:00 a.m. at the offices of the Company, and it was determined that a quorum was established and that both proposals before the Company’s stockholders were approved as follows:

To elect one Class III director of the Company, John F. Barry, to serve for a term of three years, or until a successor is duly elected and qualified; and

Votes	Votes Cast	% of Total
For	14,566,360.89	90.83%
Against	1,470,726.43	9.17%
Abstain	—	—
Total	16,037,087.32	100.00%

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

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

3.1	Amended and Restated Articles of Incorporation (1).

3.2	Amended and Restated Bylaws (2).

4.1	Form of Share Certificate (2).

10.1	Investment Advisory Agreement between Registrant and Prospect Capital Management, LLC (2).

10.2	Custodian Agreement (3).

10.3	Administration Agreement between Registrant and Prospect Administration, LLC (2).

10.4	Transfer Agency and Service Agreement (3).

10.5	Dividend Reinvestment Plan (2).

10.6.1.1	License Agreement between Registrant and Prospect Capital Management, LLC (2).

10.7	Loan and Servicing Agreement dated June 6, 2007 among Prospect Capital Funding LLC, Prospect Capital Corporation, the Lenders from time to time party thereto and Cooperative Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch. (7)

10.8	First Amendment to Loan and Servicing Agreement dated December 31, 2007 among Prospect Capital Funding LLC, Prospect Capital Corporation, and Cooperative Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch. (8)

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).

12	Computation of Ratios (included in the notes to the financial statements contained in this report).

14	Code of Conduct (4)

16	Letter regarding change in certifying accountant (5).

21	Subsidiaries of the Registrant: (included in Note 1 of the Notes to Consolidated Financial Statements) (6)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
____________________

*	Filed herewith.

(1)	Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-114522), filed on July 6, 2004.

(2)	Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-114522), filed on July 6, 2004.

(3)	Incorporated by reference to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-114522), filed on July 23, 2004.

(4)	Incorporated by reference from the Registrant’s Form 10-K filed on September 28, 2006.

(5)	Incorporated by reference to the form 8-K/A (File No. 814-00659), filed on January 21, 2005.

(6)	Incorporated by reference from the Registrant’s Form 10-K filed on September 28, 2007.

(7)	Incorporated by reference from the Registrant’s Registration Statement on Form N-2/A filed on September 5, 2007.

(8)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on February 11, 2008.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 12, 2008.

PROSPECT CAPITAL CORPORATION

By:
John F. Barry III
Chief Executive Officer and Chairman of the Board