Form 10-K
period 2008-06-30
PROSPECT CAPITAL CORP
filed 2008-09-09
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

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

(212) 448-0702
(Registrant’s telephone number, including area code)
____________________

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share	NASDAQ Global Market
(Title of each class)	(Name of each exchange where registered)

Securities registered pursuant to Section 12(g) of the Act: None
____________________

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

Large accelerated filer ☐                                Accelerated filer ☒                                Non-accelerated filer ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes ☐    No ☒

     The aggregate market value of common stock held by non-affiliates of the Registrant on December 31, 2007 based on the closing price on that date of $13.05 on the NASDAQ Global Market was $302,695,935. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates.

     As of September 4, 2008, there were 29,520,379 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

     Portions of the Registrant’s definitive Proxy Statement relating to the 2008 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described therein.

PROSPECT CAPITAL CORPORATION
FORM 10-K FOR THE YEAR ENDED JUNE 30, 2008

PART I

     The terms “we,” “us,” “our,” “Company” and “Prospect Capital” refer to Prospect Capital Corporation; “Prospect Capital Management” or the “Investment Adviser” refers to Prospect Capital Management LLC; “Prospect Administration” or the “Administrator” refers to Prospect Administration LLC.

Item 1. Business.

General

     We are a financial services company that primarily lends and invests in middle market privately-held companies. We are a closed-end investment company that has filed an election to be treated as a business development company under the Investment Company Act of 1940 as amended, or the 1940 Act. We, a Maryland corporation, were organized on April 13, 2004 under the name “Prospect Street Energy Corporation” and we changed our name to “Prospect Energy Corporation” on June 23, 2004. We changed our name again to “Prospect Capital Corporation” in May 2007 and at the same time terminated our policy of investing at least 80% of our net assets in energy companies. While we expect to be less focused on the energy industry in the future, we will continue to have significant holdings in the energy and energy related industries.

     On July 27, 2004, we completed our initial public offering, or IPO, and sold 7,000,000 shares of common stock at a price of $15.00 per share, less underwriting discounts and commissions totaling $1.05 per share. An additional 55,000 shares were issued through the exercise of an over-allotment option with respect to the IPO on August 27, 2004. Since the IPO and the exercise of the related over-allotment option, we have made six other share offerings and three related over-allotment options resulting in the issuance of 21,926,650 shares at prices ranging from $14.90 to $17.70. The most recent offering was completed on June 2, 2008 pursuant to which the Company sold 3,250,000 shares at a public offering price of $14.90 per share.

     Our headquarters are located at 10 East 40th Street, 44th Floor, New York, NY 10016, and our telephone number is (212) 448-0702. Our investment adviser is Prospect Capital Management LLC.

Our Investment Objective and Policies

     Our investment objective is to generate both current income and long-term capital appreciation through debt and equity investments. We focus on making investments in private companies, and many of our investments are in energy companies. We are a non-diversified company within the meaning of the 1940 Act.

     We concentrate on making investments in companies having annual revenues of less than $500 million and in transaction sizes of less than $250 million, which we refer to as “target” or “middle market” companies. In most cases, these middle market companies are privately held or have thinly traded public securities at the time we invest in them.

     We seek to maximize returns and protect risk for our investors by applying rigorous analysis to make and monitor our investments. While the structure of our investments varies, we can invest in senior secured debt, senior unsecured debt, subordinated secured debt, subordinated unsecured debt, mezzanine debt, convertible debt, convertible preferred equity, preferred equity, common equity, warrants, and other instruments, many of which generate current yield. Our investments primarily range between approximately $5 million and $50 million each, although this investment size may vary as the size of our capital base changes.

     While our primary focus is on seeking current income through investment in the debt and/or dividend-paying equity securities of privately held companies and long-term capital appreciation by acquiring accompanying warrants, options or other equity securities of such companies, we may invest up to 30% of the portfolio in opportunistic investments in order to seek enhanced returns for stockholders. Such investments may include investments in the debt and equity instruments of public companies. We expect that these public companies generally will have debt securities that are non-investment grade. Within this 30% basket, we may also invest in debt and equity securities of middle-market companies located outside of the United States.

     Our investments may include other equity investments, such as warrants, options to buy a minority interest in a portfolio company, or contractual payment rights or rights to receive a proportional interest in the operating cash flow or net income of such company. When determined by Prospect Capital Management to be in our best interest, we may acquire a controlling interest in a portfolio company. Any warrants we receive with our debt securities may require only a nominal cost to exercise, and thus, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We have structured, and will continue to structure, some warrants to include provisions protecting our rights as a minority-interest or, if applicable, controlling-interest holder, as well as puts, or rights to sell such securities back to the company, upon the occurrence of specified events. In many cases, we obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights.

     We plan to hold many of our investments to maturity or repayment, but will sell our investments earlier if a liquidity event takes place, such as the sale or recapitalization of a portfolio company, or if we determine a sale of one or more of our investments to be in our best interest.

     We have qualified and elected to be treated for federal income tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As a RIC, we generally do not have to pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses.

     For a discussion of the risks inherent in our portfolio investments, see “Risk Factors.”

Industry Sectors

     To date, we have invested significantly in industrial and energy related companies. However, we continue to widen our strategy focus in other sectors of the economy to diversify our portfolio holdings. The energy industry consists of companies in the direct energy value chain as well as companies that sell products and services to, or acquire products and services from, the direct energy value chain. In this annual report, we refer to all of these companies as “energy companies” and assets in these companies as “energy assets.” The categories of energy companies in this chain are described below. The direct energy value chain broadly includes upstream businesses, midstream businesses and downstream businesses:

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

Ongoing Relationships with Portfolio Companies

Monitoring

     Prospect Capital Management monitors our portfolio companies on an ongoing basis. Prospect Capital Management will continue to monitor the financial trends of each portfolio company to determine if it is meeting its business plan and to assess the appropriate course of action for each company.

     Prospect Capital Management employs several methods of evaluating and monitoring the performance and value of our investments, which may include, but are not limited to, the following:

  Assessment of success in adhering to the portfolio company’s business plan and compliance with covenants;

  Regular contact with portfolio company management and, if appropriate, another financial or strategic sponsor, to discuss financial position, requirements and accomplishments;

  Attendance at and participation in board meetings of the portfolio company; and

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

  each portfolio company is also valued by the investment professionals of the Investment Adviser;

  preliminary valuation conclusions are then documented and discussed with our senior management;

  the Audit Committee of our Board of Directors reviews the preliminary valuations, and the Investment Adviser and, as circumstances require, our independent valuation firm respond and supplement the preliminary valuations to reflect any comments provided by the Audit Committee; and

  the Board of Directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of the Investment Adviser, independent valuation firm and Audit Committee.

     While we continue to make investments in the energy and energy related industries, we have begun to diversify the portfolio by making investments in other industries. We continue to identify industries and companies with investment opportunities that meet our investment parameters and risk/reward profile.

     For a discussion of the risks inherent in determining the value of securities for which readily available market values do not exist, see “Risk Factors—Risks relating to our business—Most of our portfolio investments are recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is uncertainty as to the value of our portfolio investments.”

Managerial Assistance

     As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We may receive fees for these services. Such fees, if received by us, and not other entities, may not always qualify as “good income” for purposes of the 90% income test that we must meet each year to qualify as a RIC. Prospect Administration provides such managerial assistance on our behalf to portfolio companies and is compensated therefore when we are required to provide this assistance.

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

Our Investment Adviser

     Prospect Capital Management manages our investments as our investment adviser. Prospect Capital Management is a Delaware limited liability corporation that has been registered as an investment adviser under the Investment Advisers Act of 1940, or the Advisers Act, since March 31, 2004. Prospect Capital Management is led by John F. Barry III and M. Grier Eliasek, two senior executives with significant investment advisory and business experience. Both Messrs. Barry and Eliasek spend a significant amount of their time in their roles at Prospect Capital Management working on the Company’s behalf. The principal executive offices of Prospect Capital Management are 10 East 40th Street, 44th Floor, New York, NY 10016. We depend on the diligence, skill and network of business contacts of the senior management of our Investment Adviser. We also depend, to a significant extent, on our Investment Adviser’s investment professionals and the information and deal flow generated by those investment professionals in the course of their investment and portfolio management activities. The Investment Adviser’s senior management team evaluates, negotiates, structures, closes, monitors and services our investments. Our future success depends to a significant extent on the continued service of the senior management team, particularly John F. Barry III and M. Grier Eliasek. The departure of any of the senior managers of our Investment Adviser could have a materially adverse effect on our ability to achieve our investment objective. In addition, we can offer no assurance that Prospect Capital Management will remain our Investment Adviser or that we will continue to have access to its investment professionals or its information and deal flow.

Investment Advisory Agreement

Terms

     We have entered into an investment advisory and management agreement with Prospect Capital Management, or the Investment Advisory Agreement; under which the Investment Adviser, subject to the overall supervision of our Board of Directors, manages the day-to-day operations of, and provides investment advisory services to, us. Under the terms of the Investment Advisory Agreement, our Investment Adviser: (i) determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes, (ii) identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); and (iii) closes and monitors investments we make.

     Prospect Capital Management’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. For providing these services the Investment Adviser receives a fee from us, consisting of two components: a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.00% on our gross assets (including amounts borrowed). For services currently rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial month or quarter are appropriately prorated.

     The incentive fee has two parts. The first part, the income incentive fee, is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees and other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement described below, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment in kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a “hurdle rate” of 1.75% per quarter (7.00% annualized).

     The net investment income used to calculate this part of the incentive fee is also included in the amount of the gross assets used to calculate the 2.00% base management fee. We pay the Investment Adviser an income incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

  no incentive fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate;

  100.00% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 125.00% of the quarterly hurdle rate in any calendar quarter (8.75% annualized with a 7.00% annualized hurdle rate); and

  20.00% of the amount of our pre-incentive fee net investment income, if any, that exceeds 125.00% of the quarterly hurdle rate in any calendar quarter (8.75% annualized with a 7.00% annualized hurdle rate).

     These calculations are appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

     The second part of the incentive fee, the capital gains incentive fee, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.00% of our realized capital gains for the calendar year, if any, computed net of all realized capital losses and unrealized capital depreciation at the end of such year. In determining the capital gains incentive fee payable to the Investment Adviser, we calculate the aggregate realized capital gains, aggregate realized capital losses and aggregate unrealized capital depreciation, as applicable, with respect to each investment that has been in our portfolio. For the purpose of this calculation, an “investment” is defined as the total of all rights and claims which may be asserted against a portfolio company arising our participation in the debt, equity, and other financial instruments issued by that company. Aggregate realized capital gains, if any, equals the sum of the differences between the aggregate net sales price of each investment and the aggregate cost basis of such investment when sold or otherwise disposed. Aggregate realized capital losses equal the sum of the amounts by which the aggregate net sales price of each investment is less than the aggregate cost basis of such investment when sold or otherwise disposed. Aggregate unrealized capital depreciation equals the sum of the differences, if negative, between the aggregate valuation of each investment and the aggregate cost basis of such investment as of the applicable calendar year-end. At the end of the applicable calendar year, the amount of capital gains that serves as the basis for our calculation of the capital gains incentive fee involves netting aggregate realized capital gains against aggregate realized capital losses on a since-inception basis and then reducing this amount by the aggregate unrealized capital depreciation. If this number is positive, then the capital gains incentive fee payable is equal to 20.00% of such amount, less the aggregate amount of any capital gains incentive fees paid since inception.

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

  Year 2:  Fair market value (“FMV”) of investment determined to be $22 million

  Year 3:  FMV of investment determined to be $17 million

  Year 4:  Investment sold for $21 million

The impact, if any, on the capital gains portion of the incentive fee would be:

  Year 1:  No impact

  Year 2:  No impact

  Year 3:  Decrease base amount on which the second part of the incentive fee is calculated by $3 million (unrealized capital depreciation)

  Year 4:  Increase base amount on which the second part of the incentive fee is calculated by $4 million ($1 million of realized capital gain and $3 million reversal in unrealized capital depreciation)

Alternative 2

Assumptions

  Year 1:  $20 million investment made

  Year 2:  FMV of investment determined to be $17 million

  Year 3:  FMV of investment determined to be $17 million

  Year 4:  FMV of investment determined to be $21 million

  Year 5:  FMV of investment determined to be $18 million

  Year 6:  Investment sold for $15 million

The impact, if any, on the capital gains portion of the incentive fee would be:

  Year 1:  No impact

  Year 2:  Decrease base amount on which the second part of the incentive fee is calculated by $3 million (unrealized capital depreciation)

  Year 3:  No impact

  Year 4: Increase base amount on which the second part of the incentive fee is calculated by $3 million (reversal in unrealized capital depreciation)

  Year 5: Decrease base amount on which the second part of the incentive fee is calculated by $2 million (unrealized capital depreciation)

  Year 6: Decrease base amount on which the second part of the incentive fee is calculated by $3 million ($5 million of realized capital loss offset by a $2 million reversal in unrealized capital depreciation)

Alternative 3

Assumptions

  Year 1: $20 million investment made in company A (“Investment A”), and $20 million investment made in company B (“Investment B”)

  Year 2: FMV of Investment A is determined to be $21 million, and Investment B is sold for $18 million

  Year 3: Investment A is sold for $23 million

The impact, if any, on the capital gains portion of the incentive fee would be:

  Year 1: No impact

  Year 2: Decrease base amount on which the second part of the incentive fee is calculated by $2 million (realized capital loss on Investment B)

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

  Year 3: FMV of Investment A is determined to be $18 million, and FMV of Investment B is determined to be $18 million

  Year 4: FMV of Investment A is determined to be $19 million, and FMV of Investment B is determined to be $21 million

  Year 5: Investment A is sold for $17 million, and Investment B is sold for $23 million

The impact, if any, on the capital gains portion of the incentive fee would be:

  Year 1: No impact

  Year 2: Decrease base amount on which the second part of the incentive fee is calculated by $3 million (unrealized capital depreciation on Investment B)

  Year 3: Decrease base amount on which the second part of the incentive fee is calculated by $1 million ($2 million in unrealized capital depreciation on Investment A and $1 million recovery in unrealized capital depreciation on Investment B)

  Year 4: Increase base amount on which the second part of the incentive fee is calculated by $3 million ($1 million recovery in unrealized capital depreciation on Investment A and $2 million recovery in unrealized capital depreciation on Investment B)

  Year 5: Increase base amount on which the second part of the incentive fee is calculated by $1 million ($3 million realized capital gain on Investment B offset by $3 million realized capital loss on Investment A plus a $1 million reversal in unrealized capital depreciation on Investment A from Year 4).

Duration and Termination

     The Investment Advisory Agreement was originally approved by our Board of Directors on June 23, 2004 and was recently re-approved by the Board of Directors on June 6, 2008 for an additional one-year term expiring June 22, 2009. Unless terminated earlier as described below, it will remain in effect from year to year thereafter if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon not more than 60 days’ written notice to the other. See “Risk factors—Risks relating to our business and structure—We are dependent upon Prospect Capital Management’s key management personnel for our future success.”

Indemnification

     The Investment Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, Prospect Capital Management and its officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of Prospect Capital Management’s services under the Investment Advisory Agreement or otherwise as our investment adviser.

Administration Agreement

     We have also entered into an Administration Agreement with Prospect Administration under which Prospect Administration, among other things, provides (or arranges for the provision of) administrative services and facilities for us. For providing these services, we reimburse Prospect Administration for our allocable portion of overhead incurred by Prospect Administration in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of our chief compliance officer and chief financial officer and their respective staffs. Under this agreement, Prospect Administration furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Prospect Administration also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the Securities and Exchange Commission, or the SEC. In addition, Prospect Administration assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, Prospect Administration also provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Prospect Administration is a wholly owned subsidiary of our Investment Adviser.

     The Administration Agreement provides that, absent willful misfeasance, bad faith or negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, Prospect Administration and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of Prospect Administration’s services under the Administration Agreement or otherwise as our administrator.

     Prospect Administration, pursuant to the approval of our Board of Directors, has engaged Vastardis Fund Services LLC, or Vastardis, to serve as our sub-administrator to perform certain services required of Prospect Administration. Under the sub-administration agreement, Vastardis provides us with office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities. Vastardis also conducts relations with custodians, depositories, transfer agents, dividend disbursing agents, other stockholder servicing agents, accountants, corporate fiduciaries, and such other persons in any such other capacity deemed to be necessary or desirable. Vastardis provides reports to the Administrator and the Directors of its performance of obligations and furnishes advice and recommendations with respect to such other aspects of our business and affairs as it shall determine to be desirable. Under the revised and renewed sub-administration agreement, Vastardis also provides the service of William E. Vastardis as the Chief Financial Officer (“CFO”) of the Fund. In May 2006, the engagement was revised and renewed as an asset-based fee on a sliding scale starting at 0.20% on the first $250 million in gross assets and ending at 0.05% on gross assets over $1 billion with a $400,000 annual minimum, payable monthly. Vastardis does not provide any advice or recommendation relating to the securities and other assets that we should purchase, retain or sell or any other investment advisory services to us. Vastardis is responsible for the financial and other records that either we (or the Administrator on our behalf) are required to maintain and prepares reports to stockholders, and reports and other materials filed with the SEC. In addition, Vastardis assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns, and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.

     Under the sub-administration agreement, Vastardis and its officers, partners, agents, employees, controlling persons, members, and any other person or entity affiliated with Vastardis, are not liable to the Administrator or to us for any action taken or omitted to be taken by Vastardis in connection with the performance of any of its duties or obligations or otherwise as sub-administrator for the Administrator on our behalf. The agreement also provides that, absent willful misfeasance, bad faith or negligence in the performance of Vastardis’ duties or by reason of the reckless disregard of Vastardis’ duties and obligations, Vastardis and its officers, partners, agents, employees, controlling persons, members, and any other person or entity affiliated with Vastardis are entitled to indemnification from the Administrator and us. All damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of the Administrator or us or our security holders) arising out of or otherwise based upon the performance of any of Vastardis’ duties or obligations under the agreement or otherwise as sub-administrator for the Administrator on our behalf.

Payment of Our Expenses

     All investment professionals of the Investment Adviser and its respective staff, when and to the extent engaged in providing investment advisory and management services, and the compensation and routine overhead expenses of such personnel allocable to such services, will be provided and paid for by the Investment Adviser. We bear all other costs and expenses of our operations and transactions, including those relating to: organization and offering; calculation of our net asset value (including the cost and expenses of any independent valuation firm); expenses incurred by Prospect Capital Management payable to third parties, including agents, consultants or other advisers (such as independent valuation firms, accountants and legal counsel), in monitoring our financial and legal affairs and in monitoring our investments and performing due diligence on our prospective portfolio companies; interest payable on debt, if any, and dividends payable on preferred stock, if any, incurred to finance our investments; offerings of our debt, our preferred shares, our common stock and other securities; investment advisory fees; fees payable to third parties, including agents, consultants or other advisors, relating to, or associated with, evaluating and making investments; transfer agent and custodial fees; registration fees; listing fees; taxes; independent directors’ fees and expenses; costs of preparing and filing reports or other documents with the SEC; the costs of any reports, proxy statements or other notices to stockholders, including printing costs; our allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; direct costs and expenses of administration, including auditor and legal costs; and all other expenses incurred by us, by our Investment Adviser or by Prospect Administration in connection with administering our business, such as our allocable portion of overhead under the administration agreement, including rent and our allocable portion of the costs of our chief compliance officer and chief financial officer and their respective staffs under the sub-administration agreement, as further described below.

License Agreement

     We entered into a license agreement with Prospect Capital Management, pursuant to which Prospect Capital Management agreed to grant us a nonexclusive, royalty free license to use the name “Prospect Capital.” Under this agreement, we have a right to use the Prospect Capital name, for so long as Prospect Capital Management or one of its affiliates remains our Investment Adviser. Other than with respect to this limited license, we have no legal right to the Prospect Capital name. This license agreement will remain in effect for so long as the Investment Advisory Agreement with our Investment Adviser is in effect.

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

     Most of the investments in our portfolio do not have market quotations which are readily available, meaning the investments do not have actively traded markets. Debt and equity securities for which market quotations are not readily available are valued with the assistance of an independent valuation service using a documented valuation policy and a valuation process that is consistently applied under the direction of our Board of Directors. For a discussion of the risks inherent in determining the value of securities for which readily available market values do not exist, see “Risk Factors—Risks Relating to Our Business—Most of our portfolio investments are recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is uncertainty as to the value of our portfolio investments.”

     The factors that may be taken into account in valuing such investments include, as relevant, the portfolio company’s ability to make payments, its estimated earnings and projected discounted cash flows, the nature and realizable value of any collateral, the financial environment in which the portfolio company operates, comparisons to securities of similar publicly traded companies, changes in interest rates for similar debt instruments and other relevant factors. Due to the inherent uncertainty of determining the fair value of investments that do not have readily available market quotations, the fair value of these investments may differ significantly from the values that would have been used had such market quotations existed for such investments, and any such differences could be material.

     As part of the fair valuation process, the independent valuation firm engaged by the Board of Directors performs a review of each debt and equity investment and provides a range of values for each investment, which, along with management’s valuation recommendations, is reviewed by the Audit Committee. Management and the independent valuation firm may adjust their preliminary evaluations to reflect comments provided by the Audit Committee. The Audit Committee reviews the final valuation report and management’s valuation recommendations and makes a recommendation to the Board of Directors based on its analysis of the methodologies employed and the various weights that should be accorded to each portion of the valuation as well as factors that the independent valuation firm and management may not have included in their evaluation processes. The Board of Directors then evaluates the Audit Committee recommendations and undertakes a similar analysis to determine the fair value of each investment in the portfolio in good faith.

     Determination of fair values involves subjective judgments and estimates not susceptible to substantiation by auditing procedures. Accordingly, under current accounting standards, the notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

     Furthermore, in September 2006, the Financial Accounting Standards Board (“FASB”) issued a new pronouncement addressing fair value measurements, Statement of Financial Accounting Standards Number 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 becomes effective for fiscal years beginning after November 15, 2007; therefore, its first applicability to us will be for our upcoming fiscal year beginning July 1, 2008. We do not believe that the adoption of SFAS 157 will materially impact the amounts reported in our financial statements, however, additional disclosures will be required about the inputs used to develop the measurements and the effect of certain of the measurements reported to changes in net assets for a fiscal period.

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

     We primarily use newly issued shares to implement the plan, whether our shares are trading at a premium or at a discount to net asset value. However, we reserve the right to purchase shares in the open market in connection with our implementation of the plan. The number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the dividend payable to such stockholder by the market price per share of our common stock at the close of regular trading on The NASDAQ Global Market on the valuation date for such dividend. If we use newly-issued shares to implement the plan, the valuation date will not be earlier than the last day that stockholders have the right to elect to receive cash in lieu of shares. Market price per share on that date will be the closing price for such shares on The NASDAQ Global Market or, if no sale is reported for such day, at the average of their reported bid and asked prices. The number of shares of our common stock to be outstanding after giving effect to payment of the dividend cannot be established until the value per share at which additional shares will be issued has been determined and elections of our stockholders have been tabulated.

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

     Stockholders who purchased their shares through or hold their shares in the name of a broker or financial institution should consult with a representative of their broker or financial institution with respect to their participation in our dividend reinvestment plan. Such holders of our stock may not be identified as our registered stockholders with the plan administrator and may not automatically have their cash dividend reinvested in shares of our common stock by the administrator.

Tax Considerations

Election to be Taxed as a RIC

     As a business development company, we have qualified and elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally are not subject to corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, or the Annual Distribution Requirement.

Qualification and Taxation as a RIC

     In order to qualify as a RIC for federal income tax purposes, we must, among other things:

  qualify to be treated as a business development company under the 1940 Act at all times during each taxable year;

  derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities and net income derived from an interest in a “qualified publicly traded partnership” (as defined in the Code), or the 90% Income Test;

  diversify our holdings so that at the end of each quarter of the taxable year: at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer (which for these purposes includes the equity securities of a “qualified publicly traded partnership”); and

  diversify our holdings so that no more than 25% of the value of our assets is invested in the securities, other than U.S. Government securities or securities of other RICs, (i) of one issuer (ii) of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) of one or more “qualified publicly traded partnerships”, or the Diversification Tests.

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

     Provided that we qualify as a RIC and satisfy the Annual Distribution Requirement, we will not be subject to federal income tax on the portion of our investment company taxable income and net capital gain (i.e., net long-term capital gains in excess of net short-term capital losses) that we timely distribute to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.

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

     Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Regulation as a Business Development Company—Senior Securities.” Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

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

     We may invest in preferred securities or other securities the federal income tax treatment of which may not be clear or may be subject to re-characterization by the IRS. To the extent the tax treatment of such securities or the income from such securities differs from the expected tax treatment, it could affect the timing or character of income recognized, requiring us to purchase or sell securities, or otherwise change our portfolio, in order to comply with the tax rules applicable to RICs under the Code.

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

     We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate and other market fluctuations. However, in connection with an investment or acquisition financing of a portfolio company, we may purchase or otherwise receive warrants to purchase the common stock of the portfolio companies. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any registered investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of these policies are fundamental and may be changed without stockholder approval.

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

Investment Concentration

     Our investment objective is to generate both current income and long-term capital appreciation through debt and equity investments. While we are diversifying the portfolio, many of our existing investments are in the energy and energy related industries.

Compliance Policies and Procedures

     We and our Investment Adviser have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws, and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation, and to designate a Chief Compliance Officer to be responsible for administering the policies and procedures. William E. Vastardis serves as our Chief Compliance Officer.

Proxy Voting Policies and Procedures

     We have delegated our proxy voting responsibility to Prospect Capital Management. The guidelines are reviewed periodically by Prospect Capital Management and if required, our independent directors, and, accordingly, are subject to change. As an investment adviser registered under the Advisers Act, Prospect Capital Management has a fiduciary duty to act in the best interests of its clients. As part of this duty, Prospect Capital Management recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients.

     Stockholders may obtain information about how Prospect Capital Management voted proxies on our behalf by making a written request for proxy voting information to: Chief Compliance Officer, Prospect Capital Management LLC, 10 East 40th Street, 44th Floor, New York, NY 10016.

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

Available Information

     We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Securities Exchange Act of 1934, or the Exchange Act. This information is available free of charge by contacting us at 10 East 40th Street, 44th floor, New York, NY 10016 or by telephone at (212) 448-0702. You may inspect and copy these reports, proxy statements and other information, as well as the registration statement and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. The SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC which are available on the SEC’s Internet site at http://www.sec.gov. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following E-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, Washington, D.C. 20549-0102.

Item 1A. Risk Factors.

     Investing in our securities involves a high degree of risk. One should carefully consider the risks described below, together with all of the other information included in this report, before deciding whether to make an investment in our securities. The risks set out below are not the only risks we face. If any of the following risks occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset value and the trading price of our common stock could decline, or the value of our preferred stock, debt securities or warrants may decline, and one may lose all or part of their investment.

Forward Looking Information

     Our annual report on Form l0-K for the year ended June 30, 2008, any of our quarterly reports on Form 10-Q or current reports on Form 8-K, or any other oral or written statements made in press releases or otherwise by or on behalf of Prospect Capital Corporation may contain forward looking statements within the meaning of the Section 21E of the Securities and Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward looking statements predict or describe our future operations, business plans, business and investment strategies and portfolio management and the performance of our investments and our investment management business. These forward looking statements are identified by their use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “seeks,” “anticipates,” “anticipated,” “should,” “could,” “may,” “will,” “designed to,” “foreseeable future,” “believe,” “believes” and “scheduled” and similar expressions. Our actual results or outcomes may differ materially from those anticipated. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made. We undertake no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

     Our actual results may differ significantly from any results expressed or implied by these forward looking statements. Some, but not all, of the factors that might cause such a difference include, but are not limited to:

  our future operating results;

  our business prospects and the prospects of our portfolio companies;

  the impact of investments that we expect to make;

  our contractual arrangements and relationships with third parties;

  the dependence of our future success on the general economy and its impact on the industries in which we invest;

  the ability of our portfolio companies to achieve their objectives;

  difficulty in obtaining financing or raising capital, especially in the current credit and equity environment;

  the level and volatility of prevailing interest rates and credit spreads, magnified by the current turmoil in the credit markets;

  adverse developments in the availability of desirable loan and investment opportunities whether they are due to competition, regulation or otherwise;

  a compression of the yield on our investments and the cost of our liabilities, as well as the level of leverage available to us;

  our regulatory structure and tax treatment, including our ability to operate as a business development company and a regulated investment company;

  the adequacy of our cash resources and working capital;

  the timing of cash flows, if any, from the operations of our portfolio companies;

  the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments;

  authoritative generally accepted accounting principles or policy changes from such standard-setting bodies as the Financial Accounting Standards Board, the Securities and Exchange Commission, Internal Revenue Service, the New York Stock Exchange, and other authorities that we are subject to, as well as their counterparts in any foreign jurisdictions where we might do business; and

  the risk factors set forth below.

Risks Relating To Our Business

Our financial condition and results of operations will depend on our ability to manage our future growth effectively.

     Prospect Capital Management has been registered as an investment adviser since March 31, 2004, and we have been organized as a closed-end investment company since April 13, 2004. As such, each entity is subject to the business risks and uncertainties associated with any young business enterprise, including the limited experience in managing or operating a business development company under the 1940 Act. Our ability to achieve our investment objective depends on our ability to grow, which depends, in turn, on our Investment Adviser’s ability to continue to identify, analyze, invest in and monitor companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our Investment Adviser’s structuring of investments, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. As we grow, Prospect Capital Management need to continue to hire, train, supervise and manage new employees. Failure to manage our future growth effectively could have a materially adverse effect on our business, financial condition and results of operations.

We are dependent upon Prospect Capital Management’s key management personnel for our future success.

     We depend on the diligence, skill and network of business contacts of the senior management of Prospect Capital Management. We also depend, to a significant extent, on our Investment Adviser’s access to the investment professionals and the information and deal flow generated by these investment professionals in the course of their investment and portfolio management activities. The senior management team of the Investment

Advisor evaluates, negotiates, structures, closes, monitors and services our investments. Our success depends to a significant extent on the continued service of the senior management team, particularly John F. Barry III and M. Grier Eliasek. The departure of any of the senior management team could have a materially adverse effect on our ability to achieve our investment objective. In addition, we can offer no assurance that Prospect Capital Management will remain our investment adviser or that we will continue to have access to its investment professionals or its information and deal flow.

We are a relatively new company with limited operating history.

     We were incorporated in April 2004 and have conducted investment operations since July 2004. We are subject to all of the business risks and uncertainties associated with any new business enterprise, including the risk that we may not fully achieve our investment objective or be able to obtain sufficient debt financing for our portfolio and that the value of your investment in us could decline substantially or fall to zero. Dividends that we pay prior to being fully invested may be substantially lower than the dividends that we expect to pay when our portfolio is fully invested and levered. If we do not realize yields in excess of our expenses, we may incur operating losses and the market price of our shares may decline.

We operate in a highly competitive market for investment opportunities.

     A large number of entities compete with us to make the types of investments that we make in target companies. We compete with other business development companies, public and private funds, commercial and investment banks and commercial financing companies. Additionally, because competition for investment opportunities generally has increased among alternative investment vehicles, such as hedge funds, those entities have begun to invest in areas they have not traditionally invested in, including investments in middle-market companies. As a result of these new entrants, competition for investment opportunities at middle-market companies has intensified, a trend we expect to continue.

     Many of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more or fuller relationships with borrowers and sponsors than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. We cannot assure you that the competitive pressures we face will not have a materially adverse effect on our business, financial condition and results of operations. Also, as a result of existing and increasing competition and their ability to provide a total package solution, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

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

     A large percentage of our portfolio investments consist of securities of privately held or thinly traded public companies. Hence, market quotations are generally not readily available for determining the fair values of such investments. The determination of fair value, and thus the amount of unrealized losses we may incur in any year, is to a degree subjective, and the Investment Adviser has a conflict of interest in making the determination. We value these securities quarterly at fair value as determined in good faith by our Board of Directors based on input from our Investment Adviser, a third party independent valuation firm and our audit committee. Our Board of Directors utilizes the services of an independent valuation firm to aid it in determining the fair value of any securities. The types of factors that may be considered in determining the fair values of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value by our Board of Directors may differ materially from the values that would have been used if an active market and market quotations existed for these investments. Our net asset value could be adversely affected if the determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

Senior securities, including debt, exposes us to additional risks, including the typical risks associated with leverage.

     We currently use our revolving credit facility to leverage our portfolio and we expect in the future to borrow from and issue senior debt securities to banks and other lenders and may securitize certain of our portfolio investments.

     With certain limited exceptions, as a BDC we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The amount of leverage that we employ will depend on our Investment Adviser’s and our Board of Directors’ assessment of market conditions and other factors at the time of any proposed borrowing. There is no assurance that a leveraging strategy will be successful. Leverage involves risks and special considerations for stockholders, including:

  A likelihood of greater volatility in the net asset value and market price of our common stock;

  Diminished operating flexibility as a result of asset coverage or investment portfolio composition requirements that are more stringent than those imposed by the 1940 Act;

  The possibility that investments will have to be liquidated at less than full value or at inopportune times to comply with debt covenants or to pay interest or dividends on the leverage;

  Increased operating expenses due to the cost of leverage, including issuance and servicing costs;

  Convertible or exchangeable securities issued in the future may have rights, preferences and privileges more favorable than those of our common stock; and

  Subordination to lenders’ superior claims on our assets as a result of which lenders will be able to receive proceeds available in the case of our liquidation before any proceeds are distributed to our stockholders.

     For example, the amount we may borrow under our revolving credit facility is determined, in part, by the fair value of our investments. If the fair value of our investments declines, we may be forced to sell investments at a loss to maintain compliance with our borrowing limits. Other debt facilities we may enter into in the future may contain similar provisions. Any such forced sales would reduce our net asset value and also make it difficult for the net asset value to recover.

     Our Investment Adviser and our Board of Directors in their best judgment nevertheless may determine to use leverage if they expect that the benefits to our stockholders of maintaining the leveraged position will outweigh the risks.

Changes in interest rates may affect our cost of capital and net investment income.

     A significant portion of the debt investments we make bears interest at fixed rates and the value of these investments could be negatively affected by increases in market interest rates. In addition, as the interest rate on our revolving credit facility is at a variable rate based on an index, an increase in interest rates would make it more expensive to use debt to finance our investments. As a result, a significant increase in market interest rates could both reduce the value of our portfolio investments and increase our cost of capital, which would reduce our net investment income.

We need to raise additional capital to grow because we must distribute most of our income.

     We need additional capital to fund growth in our investments. A reduction in the availability of new capital could limit our ability to grow. We must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our shareholders to maintain our RIC status. As a result, such earnings are not available to fund investment originations. We have sought additional capital by borrowing from financial institutions and may issue debt securities or additional equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, we could be limited in our ability to grow, which may have an adverse effect on the value of our common stock. In addition, as a business development company, we are generally required to maintain a ratio of at least 200% of total assets to total borrowings, which may restrict our ability to borrow in certain circumstances.

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

     Our executive officers and directors, and the executive officers of our Investment Adviser, Prospect Capital Management, may serve as officers, directors or principals of entities that operate in the same or related lines of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our best interests or those of our stockholders. Nevertheless, it is possible that new investment opportunities that meet our investment objective may come to the attention of one of these entities in connection with another investment advisory client or program, and, if so, such opportunity might not be offered, or otherwise made available, to us. However, as an investment adviser, Prospect Capital Management has a fiduciary obligation to act in the best interests of its clients, including us. To that end, if Prospect Capital Management or its affiliates manage any additional investment vehicles or client accounts in the future, Prospect Capital Management will endeavor to allocate investment opportunities in a fair and equitable manner over time so as not to discriminate unfairly against any client. If Prospect Capital Management chooses to establish another investment fund in the future, when the investment professionals of Prospect Capital Management identify an investment, they will have to choose which investment fund should make the investment.

     In the course of our investing activities, under the Investment Advisory Agreement we pay base management and incentive fees to Prospect Capital Management, and reimburse Prospect Capital Management for certain expenses it incurs. As a result of the Investment Advisory Agreement, there may be times when the senior management team of Prospect Capital Management has interests that differ from those of our stockholders, giving rise to a conflict.

     Prospect Capital Management receives a quarterly income incentive fee based, in part, on our pre-incentive fee net investment income, if any, for the immediately preceding calendar quarter. This income incentive fee is subject to a fixed quarterly hurdle rate before providing an income incentive fee return to the Investment Adviser. To the extent we or Prospect Capital Management are able to exert influence over our portfolio companies, the income incentive fee may provide Prospect Capital Management with an incentive to induce our portfolio companies to accelerate or defer interest or other obligations owed to us from one calendar quarter to another. This fixed hurdle rate was determined when then current interest rates were relatively low on a historical basis. Thus, if interest rates rise, it would become easier for our investment income to exceed the hurdle rate and, as a result, more likely that our Investment Adviser will receive an income incentive fee than if interest rates on our investments remained constant or decreased. Subject to the receipt of any requisite shareholder approval under the 1940 Act, our Board of Directors may readjust the hurdle rate by amending the Investment Advisory Agreement.

     The income incentive fee payable by us is computed and paid on income that may include interest that has been accrued but not yet received in cash. If a portfolio company defaults on a loan that has a deferred interest feature, it is possible that interest accrued under such loan that has previously been included in the calculation of the income incentive fee will become uncollectible. If this happens, our Investment Adviser is not required to reimburse us for any such income incentive fee payments. If we do not have sufficient liquid assets to pay this incentive fee or distributions to stockholders on such accrued income, we may be required to liquidate assets in order to do so. This fee structure could give rise to a conflict of interest for our Investment Adviser to the extent that it may encourage the Investment Adviser to favor debt financings that provide for deferred interest, rather than current cash payments of interest. In addition, the amount of the Investment Adviser’s compensation under the incentive fee due, is affected in part, by the amount of unrealized depreciation accrued by us.

     We have entered into a royalty-free license agreement with Prospect Capital Management. Under this agreement, Prospect Capital Management agrees to grant us a non-exclusive license to use the name “Prospect Capital.” Under the license agreement, we have the right to use the “Prospect Capital” name for so long as Prospect Capital Management or one of its affiliates remains our Investment Adviser. In addition, we rent office space from Prospect Administration, an affiliate of Prospect Capital Management, and pay Prospect Administration our allocable portion of overhead and other expenses incurred by Prospect Administration in performing its obligations as Administrator under the administration agreement, including rent and our allocable portion of the costs of our chief financial officer and chief compliance officer and their respective staffs. This may create conflicts of interest that our Board of Directors monitors.

Our incentive fee could induce Prospect Capital Management to make speculative investments.

     The incentive fee payable by us to Prospect Capital Management may create an incentive for our Investment Adviser to make investments on our behalf that are more speculative or involve more risk than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable is determined (calculated as a percentage of the return on invested capital) may encourage the Investment Adviser to use leverage to increase the return on our investments. Increased use of leverage and this increased risk of replacement of that leverage at maturity, would increase the likelihood of default, which would disfavor holders of our common stock. Similarly, because the Investment Adviser will receive an incentive fee based, in part, upon net capital gains realized on our investments, the Investment Adviser may invest more than would otherwise be appropriate in companies whose securities are likely to yield capital gains, as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

     The incentive fee payable by us to Prospect Capital Management could create an incentive for our Investment Adviser to invest on our behalf in instruments, such as zero coupon bonds, that have a deferred interest feature. Under these investments, we would accrue interest income over the life of the investment but would not receive payments in cash on the investment until the end of the term. Our net investment income used to calculate the income incentive fee, however, includes accrued interest. For example, accrued interest, if any, on our investments in zero coupon bonds will be included in the calculation of our incentive fee, even though we will not receive any cash interest payments in respect of payment on the bond until its maturity date. Thus, a portion of this incentive fee would be based on income that we may not have yet received in cash.

Changes in laws or regulations governing our operations may adversely affect our business.

     We and our portfolio companies are subject to regulation by laws at the local, state and federal levels. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, changes in these laws or regulations could have a materially adverse effect on our business. For additional information regarding the regulations we are subject to, see “Business – Regulation as a Business Development Company.”

Risks Relating To Our Operation As A Business Development Company

Our Investment Adviser and its senior management team have limited experience managing a business development company under the 1940 Act.

     The 1940 Act imposes numerous constraints on the operations of business development companies. For example, business development companies are required to invest at least 70% of their total assets primarily in securities of privately held or thinly traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Our Investment Adviser’s and its senior management team’s limited experience in managing a portfolio of assets under such constraints may hinder their ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective. In addition, our investment strategies differ in some ways from those of other investment funds that have been managed in the past by the investment professionals.

A failure on our part to maintain our status as a business development company would significantly reduce our operating flexibility.

     If we do not continue to qualify as a business development company, we might be regulated as a registered closed-end investment company under the 1940 Act; our failure to qualify as a BDC would make us subject to additional regulatory requirements, which may significantly decrease our operating flexibility by limiting our ability to employ leverage.

If we fail to qualify as a RIC, we will have to pay corporate-level taxes on our income, and our income available for distribution would be reduced.

     To maintain our qualification for federal income tax purposes as a RIC under Subchapter M of the Code, and obtain RIC tax treatment, we must meet certain source of income, asset diversification and annual distribution requirements.

     The source of income requirement is satisfied if we derive at least 90% of our annual gross income from interest, dividends, payments with respect to certain securities loans, gains from the sale or other disposition of securities or options thereon or foreign currencies, or other income derived with respect to our business of investing in such securities or currencies, and net income from interests in “qualified publicly traded partnerships,” as defined in the Code.

     The annual distribution requirement for a RIC is satisfied if we distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders on an annual basis. Because we use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants that could, under certain circumstances, restrict us from making distributions necessary to qualify for RIC tax treatment. If we are unable to obtain cash from other sources, we may fail to qualify for RIC tax treatment and, thus, may be subject to corporate-level income tax.

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

     If we fail to qualify as a RIC for any reason or become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the actual amount of our distributions. Such a failure would have a materially adverse effect on us and our stockholders. For additional information regarding asset coverage ratio and RIC requirements, see “Business – Tax Considerations” and “Business – Regulations as a Business Development Company”.

Regulations governing our operation as a business development company affect our ability to raise, and the way in which we raise, additional capital.

     We have incurred indebtedness under our revolving credit facility and, in the future, may issue preferred stock and/or borrow additional money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a BDC, to incur indebtedness or issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test, which would prohibit us from paying dividends and could prohibit us from qualifying as a RIC. If we cannot satisfy this test, we may be required to sell a portion of our investments or sell additional shares of common stock at a time when such sales may be disadvantageous in order to repay a portion of our indebtedness. In addition, issuance of additional common stock could dilute the percentage ownership of our current stockholders in us.

     As a BDC regulated under provisions of the 1940 Act, we are not generally able to issue and sell our common stock at a price below the current net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of our common stock in a rights offering to our stockholders or if (1) our Board of Directors determines that such sale is in the Company’s and our stockholders’ best interests, (2) our stockholders approve the sale of our common stock at a price that is less than the current net asset value, and (3) the price at which our common stock is to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of these securities (less any sales load). If our common stock trades at a discount to net asset value, this restriction could adversely affect our ability to raise capital.

     To generate cash for funding new investments, we pledged a substantial portion of our portfolio investments under our revolving credit facility. These assets are not available to secure other sources of funding or for securitization. Our ability to obtain additional secured or unsecured financing on attractive terms in the future is uncertain.

     Alternatively, we may securitize our future loans to generate cash for funding new investments. To securitize loans, we may create a wholly owned subsidiary and contribute a pool of loans to such subsidiary. This could include the sale of interests in the loans by the subsidiary on a non-recourse basis to purchasers who we would expect to be willing to accept a lower interest rate to invest in investment grade loan pools. We would retain a portion of the equity in the securitized pool of loans. An inability to successfully securitize our loan portfolio could limit our ability to grow our business and fully execute our business strategy, and could decrease our earnings, if any. Moreover, the successful securitization of our loan portfolio exposes us to a risk of loss for the equity we retain in the securitized pool of loans and might expose us to losses because the residual loans in which we do not sell interests may tend to be those that are riskier and more likely to generate losses. A successful securitization may also impose financial and operating covenants that restrict our business activities and may include limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. The 1940 Act may also impose restrictions on the structure of any securitizations.

Our common stock may trade at a discount to our net asset value per share.

     Common stock of BDCs, as closed-end investment companies, frequently trade at a discount to their current net asset value. Recently, our common stock has traded at a discount to our net asset value, adversely affecting our ability to raise capital. The risk that our common stock may continue to trade at a discount to our net asset value is separate and distinct from the risk that our net asset value per share may decline.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

     For federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the making of a loan or possibly in other circumstances, or payment-in-kind interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount, which could be significant relative to our overall investment activities, or increases in loan balances as a result of payment-in-kind arrangements, are included in our taxable income before we receive any corresponding cash payments. We also may be required to include in taxable income certain other amounts that we do not receive in cash. While we focus primarily on investments that will generate a current cash return, our investment portfolio currently includes, and we may continue to invest in, securities that do not pay some or all of their return in periodic current cash distributions.

     The income incentive fee payable by us is computed and paid on income that may include interest that has been accrued but not yet received in cash. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the income incentive fee will become uncollectible.

     Since in some cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty meeting the tax requirement to distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to maintain RIC tax treatment. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify for RIC treatment and thus become subject to corporate-level income tax. See “Business – Tax Considerations” and “Business – Regulation as a Business Development Company”.

Our ability to enter into transactions with our affiliates is restricted.

     We are prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our independent directors. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits “joint” transactions with an affiliate, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors. If a person acquires more than 25% of our voting securities, we are prohibited from buying or selling any security from or to such person, or entering into joint transactions with such person, absent the prior approval of the SEC.

Risks Relating To Our Investments

We may not realize gains or income from our investments.

     We seek to generate both current income and capital appreciation. However, the securities we invest in may not appreciate and, in fact, may decline in value, and the issuers of debt securities we invest in may default on interest and/or principal payments. Accordingly, we may not be able to realize gains from our investments, and any gains that we do realize may not be sufficient to offset any losses we experience. See “Business – Our Investment Objective and Policies”.

     Our portfolio is concentrated in a limited number of portfolio companies in the energy industry, which subject us to a risk of significant loss if any of these companies defaults on its obligations under any of the securities that we hold or if the energy industry experiences a downturn.

     As of June 30, 2008, we had invested in a number of companies in the energy and energy related industries. A consequence of this lack of diversification is that the aggregate returns we realize may be significantly and adversely affected if a small number of such investments perform poorly or if we need to write down the value of any one investment. Beyond our income tax diversification requirements, we do not have fixed guidelines for diversification, and our investments are concentrated in relatively few portfolio companies. In addition, to date we have concentrated on making investments in the energy industry. While we expect to be less focused on the energy and energy related industries in the future, we anticipate that we will continue to have significant holdings in the energy and energy related industries. As a result, a downturn in the energy industry could materially and adversely affect us.

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

  Commodity Pricing Risk. Energy companies in general are directly affected by energy commodity prices, such as the market prices of crude oil, natural gas and wholesale electricity, especially for those that own the underlying energy commodity. In addition, the volatility of commodity prices can affect other energy companies due to the impact of prices on the volume of commodities transported, processed, stored or distributed and on the cost of fuel for power generation companies. The volatility of commodity prices can also affect energy companies’ ability to access the capital markets in light of market perception that their performance may be directly tied to commodity prices. Historically, energy commodity prices have been cyclical and exhibited significant volatility. Although we generally prefer risk controls, including appropriate commodity and other hedges, by certain of our portfolio companies, if available, some of our portfolio companies may not engage in hedging transactions to minimize their exposure to commodity price risk. For those companies that engage in such hedging transactions, they remain subject to market risks, including market liquidity and counterparty creditworthiness. In addition, such companies may also still have exposure to market prices if such companies do not produce volumes or other contractual obligations in accordance with such hedging contracts.

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

  Depletion and Exploration Risk. A portion of any one energy company’s assets may be dedicated to natural gas, crude oil and/or coal reserves and other commodities that naturally deplete over time. Depletion could have a materially adverse impact on such company’s ability to maintain its revenue. Further, estimates of energy reserves may not be accurate and, even if accurate, reserves may not be fully utilized at reasonable costs. Exploration of energy resources, especially of oil and gas, is inherently risky and requires large amounts of capital.

  Weather Risk. Unseasonable extreme weather patterns could result in significant volatility in demand for energy and power. In addition, hurricanes, storms, tornados, floods, rain, and other significant weather events could disrupt supply and other operations at our portfolio companies as well as customers or suppliers to such companies. This volatility may create fluctuations in earnings of energy companies.

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

Our investments in prospective portfolio companies may be risky and we could lose all or part of our investment.

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

  they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a materially adverse impact on our portfolio company and, in turn, on us;

  they may have less predictable operating results, may from time to time be parties to litigation, may be engaged in changing businesses with products subject to a risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and

  they have difficulty accessing the capital markets to meet future capital needs.

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

     A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, even though we may have structured our interest as senior debt or preferred equity, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt or equity holding and subordinate all or a portion of our claim to those of other creditors.

The lack of liquidity in our investments may adversely affect our business.

     We make investments in private companies. A portion of these investments may be subject to legal and other restrictions on resale, transfer, pledge or other disposition or will otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. In addition, we face other restrictions on our ability to liquidate an investment in a business entity to the extent that we or our investment adviser has or could be deemed to have material non-public information regarding such business entity.

We may have limited access to information about privately held companies in which we invest.

     We invest primarily in privately-held companies. Generally, little public information exists about these companies, and we are required to rely on the ability of our Investment Adviser’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. These companies and their financial information are not subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investment.

We may not be in a position to control a portfolio investment when we are a debt or minority equity investor and its management may make decisions that could decrease the value of our investment.

     We make both debt and minority equity investments in portfolio companies. As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

Our portfolio companies may incur debt or issue equity securities that rank equally with, or senior to, our investments in such companies.

     We may invest in mezzanine debt and dividend-paying equity securities issued by our portfolio companies. Our portfolio companies usually have, or may be permitted to incur, other debt, or issue other equity securities, that rank equally with, or senior to, the securities in which we invest. By their terms, such instruments may provide that the holders are entitled to receive payment of dividends, interest or principal on or before the dates on which we are entitled to receive payments in respect of the securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of securities ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying the senior security holders, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of securities ranking equally with securities in which we invest, we would have to share on an equal basis any distributions with other security holders in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

We may not be able to fully realize the value of the collateral securing our debt investments.

     Although a substantial amount of our debt investments are protected by holding security interests in the assets of the portfolio companies, we may not be able to fully realize the value of the collateral securing our investments due to one or more of the following factors:

  our debt investments are primarily made in the form of mezzanine loans, therefore our liens on the collateral, if any, are subordinated to those of the senior secured debt of the portfolio companies, if any. As a result, we may not be able to control remedies with respect to the collateral;

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

  the need to obtain regulatory and contractual consents could impair or impede how effectively the collateral would be liquidated and could affect the value received; and

  some or all of the collateral may be illiquid and may have no readily ascertainable market value. The liquidity and value of the collateral could be impaired as a result of changing economic conditions, competition, and other factors, including the availability of suitable buyers.

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

We may expose ourselves to risks if we engage in hedging transactions.

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

Our Board of Directors may change our operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse to us and could impair the value of our stockholders’ investment.

     Our Board of Directors has the authority to modify or waive our current operating policies and our strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, financial condition, and value of our common stock. However, the effects might be adverse, which could negatively impact our ability to pay dividends and cause stockholders to lose all or part of their investment.

Risks Relating To Our Securities

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

  loss of RIC qualification;

  changes in earnings or variations in operating results;

  changes in the value of our portfolio of investments;

  any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

  departure of one or more of Prospect Capital Management’s key personnel;

  operating performance of companies comparable to us;

  changes in prevailing interest rates;

  litigation matters;

  general economic trends and other external factors; and

  loss of a major funding source.

Sales of substantial amounts of our securities in the public market may have an adverse effect on the market price of our securities.

     As of August 22, 2008, we have 29,520,379 shares of common stock outstanding. Sales of substantial amounts of our securities or the availability of such securities for sale could adversely affect the prevailing market price for our securities. If this occurs and continues it could impair our ability to raise additional capital through the sale of securities should we desire to do so.

We may allocate the net proceeds from any offering in ways with which stockholders may not agree.

     We will have significant flexibility in investing the net proceeds of any offering of our common stock. We may use the net proceeds from the offering in ways with which stockholders may not agree or for investments other than those contemplated at the time of the offering, unless such change in the use of proceeds is subject to stockholders’ approval or prohibited by law.

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

     Our charter and bylaws and the Maryland General Corporation Law contain provisions that may have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for our stockholders or otherwise be in their best interest.

     Our charter provides for the classification of our Board of Directors into three classes of directors, serving staggered three-year terms, which may render a change of control or removal of our incumbent management more difficult. Furthermore, any and all vacancies on our Board of Directors will be filled generally only by the affirmative vote of a majority of the remaining directors in office, even if the remaining directors do not constitute a quorum, and any director elected to fill a vacancy will serve for the remainder of the full term until a successor is elected and qualifies.

     Our Board of Directors is authorized to create and issue new series of shares, to classify or reclassify any unissued shares of stock into one or more classes or series, including preferred stock and, without stockholder approval, to amend our charter to increase or decrease the number of shares of common stock that we have authority to issue, which could have the effect of diluting a stockholder’s ownership interest. Prior to the issuance of shares of common stock of each class or series, including any reclassified series, our Board of Directors is required by our governing documents to set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each class or series of shares of stock.

     Our charter and bylaws also provide that our Board of Directors has the exclusive power to adopt, alter or repeal any provision of our bylaws, and to make new bylaws. The Maryland General Corporation Law also contains certain provisions that may limit the ability of a third party to acquire control of us, such as:

  The Maryland Business Combination Act, which, subject to certain limitations, prohibits certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of the common stock or an affiliate thereof) for five years after the most recent date on which the stockholder becomes an interested stockholder and, thereafter, imposes special minimum price provisions and special stockholder voting requirements on these combinations; and

  The Maryland Control Share Acquisition Act, which provides that “control shares” of a Maryland corporation (defined as shares of common stock which, when aggregated with other shares of common stock controlled by the stockholder, entitles the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares of common stock.

     The provisions of the Maryland Business Combination Act will not apply, however, if our Board of Directors adopts a resolution that any business combination between us and any other person will be exempt from the provisions of the Maryland Business Combination Act. Although our Board of Directors has adopted such a resolution, there can be no assurance that this resolution will not be altered or repealed in whole or in part at any time. If the resolution is altered or repealed, the provisions of the Maryland Business Combination Act may discourage others from trying to acquire control of us.

     As permitted by Maryland law, our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions by any person of our common stock. Although our bylaws include such a provision, such a provision may also be amended or eliminated by our Board of Directors at any time in the future.

Item 1B. Unresolved Staff Comments.

     Not applicable

Item 2. Properties.

     We do not own any real estate or other physical properties materially important to our operation. Our offices are located at 10 East 40th Street, New York, New York 10016, where we occupy our office space pursuant to our Administration Agreement with Prospect Administration. The office facilities, which are shared with our Investment Adviser and Administrator, consist of approximately 5,900 square feet and are leased through October 2014. We believe that our office facilities are suitable and adequate for our business as currently conducted.

Item 3. Legal Proceedings.

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

     On December 6, 2004, Dallas Gas Partners, L.P. (“DGP”) served us with a complaint filed November 30, 2004 in the U.S. District for the Southern District of Texas, Galveston Division. DGP alleges that DGP was defrauded and that we breached our fiduciary duty to DGP and tortiously interfered with DGP’s contract to purchase Gas Solutions, Ltd. (a subsidiary of our portfolio company, GSHI) in connection with our alleged agreement in September 2004 to loan DGP funds with which DGP intended to buy Gas Solutions, Ltd. for approximately $26,000. The complaint sought relief not limited to $100,000. On November 30, 2005, U.S. Magistrate Judge John R. Froeschner of the U.S. District Court for the Southern District of Texas, Galveston Division, issued a recommendation that the court grant our Motion for Summary Judgment dismissing all claims by DGP. On February 21, 2006, U.S. District Judge Samuel Kent of the U.S. District Court for the Southern District of Texas, Galveston Division issued an order granting our Motion for Summary Judgment dismissing all claims by DGP, against us. On May 16, 2007, the Court also granted us summary judgment on DGP’s liability to us on our counterclaim for DGP’s breach of a release and covenant not to sue. On January 4, 2008, the Court, Judge Melinda Harmon presiding, granted our motion to dismiss all DGP’s claims asserted against certain of our officers and affiliates. On August 20, 2008, Judge Harmon entered a Final Judgment dismissing all of DGP’s claims. Our damage claims against DGP remain pending.

     In May 2006, based in part on unfavorable due diligence and the absence of investment committee approval, we declined to extend a loan for $10 million to a potential borrower (“plaintiff”). Plaintiff was subsequently sued by its own attorney in a local Texas court for plaintiff’s failure to pay fees owed to its attorney. In December 2006, plaintiff filed a cross-action against us and certain of our affiliates (the “defendants”) in the same local Texas court, alleging, among other things, tortious interference with contract and fraud. We petitioned the United States District Court for the Southern District of New York (the “District Court”) to compel arbitration and to enjoin the Texas action. In February 2007, our motions were granted. Plaintiff appealed that decision. On July 24, 2008, the Second Circuit Court of Appeals affirmed the judgment of the District Court. The arbitration commenced in July 2007 and concluded in late November 2007. Post-hearing briefings were completed in February 2008. On April 14, 2008, the arbitrator rendered an award in our favor, rejecting all of plaintiff’s claims. On April 18, 2008, we filed a petition before the District Court to confirm the award, which is now pending.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2008.

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

Year Ended June 30, 2008	Net Asset Value Per Share (1)	High	Low	Premium (Discount) of High Sales Price to Net Asset Value	Premium (Discount) of Low Sales Price to Net Asset Value
First quarter	$15.08	$18.68	$14.16	23.9%	(6.1%)
Second quarter	$14.58	$17.17	$11.22	17.8%	(23.0%)
Third quarter	$14.15	$16.00	$13.55	13.1%	(4.2%)
Fourth quarter	$14.55	$16.12	$13.18	10.8%	(9.4%)

Year Ended June 30, 2007
First quarter	$14.86	$16.77	$15.30	12.9%	2.3%
Second quarter	$15.24	$18.97	$15.10	24.5%	(0.9%)
Third quarter	$15.18	$17.68	$16.40	16.5%	8.0%
Fourth quarter	$15.04	$18.68	$16.91	24.2%	12.4%

____________________

(1) Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high or low sales price. The net asset values shown are based on outstanding shares at the end of each period.

     On September 4, 2008, the last reported sales price of our common stock was $13.34 per share, and we had approximately 50 stockholders of record and approximately 25,500 beneficial owners whose shares are held in the names of brokers, dealers and clearing agencies.

Dividends

     We intend to continue to distribute quarterly dividends to our stockholders out of legally available funds for distribution. Our quarterly dividends, if any, will be determined by our Board of Directors. Any such distributions will be taxable to our stockholders, including to those stockholders who receive additional shares of our common stock pursuant to our dividend reinvestment plan. We are prohibited from making distributions that cause us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or that violate the debt covenants contained in our revolving credit facility.

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

     The following table reflects the dividends per share that we have declared on our common stock to date:

Declaration Date	Ex-Date	Record Date	Pay Date	Rate
6/19/2008	6/26/2008	6/30/2008	7/16/2008	$0.40125
3/6/2008	3/27/2008	3/31/2008	4/16/2008	0.40000
12/8/2007	12/26/2007	12/28/2007	1/7/2008	0.39500
9/6/2007	9/17/2007	9/19/2007	9/28/2007	0.39250
6/14/2007	6/20/2007	6/22/2007	6/29/2007	0.39000
3/14/2007	3/21/2007	3/23/2007	3/30/2007	0.38750
12/15/2006	12/27/2006	12/29/2006	1/5/2007	0.38500
7/31/2006	9/20/2006	9/22/2006	9/29/2006	0.38000
6/14/2006	6/21/2006	6/23/2006	6/30/2006	0.34000
3/15/2006	3/22/2006	3/24/2006	3/31/2006	0.30000
12/12/2005	12/20/2005	12/22/2005	12/29/2005	0.28000
9/15/2005	9/20/2005	9/22/2005	9/29/2005	0.20000
4/21/2005	6/8/2005	6/10/2005	6/30/2005	0.15000
2/9/2005	3/9/2005	3/11/2005	3/31/2005	0.12500
11/11/2004	12/8/2004	12/10/2004	12/30/2004	0.10000

Dividend Reinvestment

     We maintain an “opt out” dividend reinvestment and cash purchase plan for our registered stockholders. Under the plan, if shares of our common stock are registered, dividends will be automatically reinvested in additional shares of common stock unless you “opt out” of the plan. Stockholders are advised to consult with their brokers or financial institutions, as appropriate, with respect to the administration of their dividends and related instructions.

     Assuming that we maintain our status as a RIC under Subchapter M of the Code, we intend to make distributions to our stockholders on a quarterly basis of substantially all of our net operating income. We may also make distributions of net realized capital gains, as appropriate.

     Tax characteristics of all dividends will be reported to stockholders, as appropriate, on Form 1099-DIV after the end of the year. Our Board of Directors presently intends to declare and pay quarterly dividends on the common stock. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

     Stock dividends distributed pursuant to this dividend reinvestment plan may come in the form of the issuance of new shares or the distribution of pre-existing shares re-acquired from the open market. How the stock to be distributed as part of this plan is made available is a determination made by our Board of Directors.

     During the year ended June 30, 2008, we distributed 282,649 shares of common stock in accordance with this dividend reinvestment plan. 171,314 shares were distributed from new issues, and 111,335 shares were distributed from common stock re-acquired from the open market. The following two tables reflect the history of shares issued and the history of shares re-acquired and distributed under the dividend reinvestment plan:

     Dividend Reinvestments Distributed Through the Issuance of New Shares:

Record Date	Shares Issued	Aggregate Offering Price (in thousands)	% of Dividend
March 31, 2008	99,241	$1,510	14.4%
September 19, 2007	72,073	1,243	15.9%
June 22, 2007	69,834	1,190	15.3%
March 23, 2007	93,843	1,595	20.8%
December 29, 2006	108,047	1,850	25.5%
September 22, 2006	80,818	1,273	26.2%
June 23, 2006	7,932	130	5.4%
March 24, 2006	6,841	111	5.2%

     Dividend Reinvestments Distributed From Re-acquired Shares:

Record Date	Shares Purchased	Aggregate Amount Distributed (in thousands)	% of Dividend
December 28, 2007	111,335	$1,541	16.4%
December 22, 2005	6,192	95	4.8%
September 22, 2005	7,848	105	7.4%
June 10, 2005	10,885	138	13.0%
March 11, 2005	8,986	117	13.2%
December 10, 2004	7,540	92	13.0%

Stock Performance Graph

     This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 Index, for the period July 27, 2004 (our inception) through June 30, 2008. The graph assumes that, on July 27, 2004, a person invested $100 in each of our common stock, the S&P 500 Index, and the NASDAQ Financial 100 Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

     The graph and other information furnished under this Part II, Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock performance.

Sales of unregistered securities

     We did not sell any securities during the period covered by this report that were not registered under the Securities Act.

Item 6. Selected Financial Data.

     The following selected financial data is derived from our financial statements which have been audited by BDO Seidman LLP, our independent registered public accounting firm. The financial data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included below in this annual report.

	For the Year/Period Ended June 30,
	2008	2007	2006	2005	2004 (1)
(in thousands except data relating to shares, per share and number of portfolio companies)
Performance Data:
Interest income	$59,033	$30,084	$13,268	$4,586	$—
Dividend income	12,033	6,153	3,601	3,435	—
Other income	8,336	4,444	—	72	—
Total investment income	79,402	40,681	16,869	8,093	—
Interest and credit facility expenses	(6,318)	(1,903)	(642)	—	—
Investment advisory expense	(20,199)	(11,226)	(3,868)	(1,808)	—
Other expenses	(7,772)	(4,421)	(3,801)	(3,874)	(100)
Total expenses	(34,289)	(17,550)	(8,311)	(5,682)	(100)
Net investment income	45,113	23,131	8,558	2,411	(100)
Realized and unrealized gains (losses)	(17,522)	(6,403)	4,338	6,340	—
Net increase in net assets from operations	$27,591	$16,728	$12,896	$8,751	$(100)
Per Share Data (2):
Net increase in net assets from operations	$1.17	$1.06	$1.83	$1.24	na
Distributions declared per share	$(1.59)	$(1.54)	$(1.12)	$(0.38)	na
Average weighted shares outstanding for
the period	23,626,642	15,724,095	7,056,846	7,055,100	100
Assets and Liabilities Data:
Investments	$497,530	$328,222	$133,969	$55,030	$—
Other assets	44,248	48,280	4,511	48,879	1
Total assets	541,778	376,502	138,480	103,909	1
Amount drawn on credit facility	91,167	—	28,500	—	—
Amount owed to related parties	6,641	4,838	745	77	100
Other liabilities	14,347	71,616	965	865	—
Total liabilities	112,155	76,454	30,210	942	100
Net assets	$429,623	$300,048	$108,270	102,967	$99
Investment Activity Data:
No. of portfolio companies at period end	29 (3)	24 (3)	15	6	—
Acquisitions	$311,947	$167,255	$83,625	$79,018	$—
Sales, repayments, and other disposals	$127,212	$38,407	$9,954	$32,083	$—
Weighted-Average Yield (4)	15.5%	17.1%	17.0%	21.3%	na
____________________

(1)	For the period April 13, 2004 (inception) through June 30, 2004.

(2)	Per share data is based on average weighted shares for the period

(3)	Includes a net profits interest in Charlevoix Energy Trading LLC (“Charlevoix”), remaining after loan was paid

(4)	Includes dividends from certain equity investments

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (All figures in this item are in thousands except per share and other data)

     The following discussion should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this annual report. In addition to historical information, the following discussion and other parts of this annual report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under Part I, Item 1A “Risk Factors” and “Note about Forward-Looking Statements” appearing elsewhere herein.

Overview

     We are a financial services company that primarily lends and invests in middle market, privately-held companies. We are a closed-end investment company that has filed an election to be treated as a business development company under the 1940 Act. We invest primarily in senior and subordinated debt and equity of companies in need of capital for acquisitions, divestitures, growth, development, project financing and recapitalization. We work with the management teams or financial sponsors to seek investments with historical cash flows, asset collateral or contracted pro-forma cash flows.

     The aggregate value of our portfolio investments was $497,530 and $328,222 as of June 30, 2008 and June 30, 2007, respectively. During the fiscal year ended June 30, 2008, our net cost of investments increased by $170,608, or 51.6%, as we invested in 15 new and follow-on investments while we sold three investments and we received repayment on five other investments.

     Compared to the end of last fiscal year (ended June 30, 2007), net assets increased by $129,575 during the year ended June 30, 2008, from $300,048 to $429,623. This increase resulted from the issuance of new shares of our common stock (less offering costs) in the amount of $138,744, dividend reinvestments of $2,753, and another $27,591 from operations. These increases, in turn, were offset by $39,513 in dividend distributions to our stockholders. The $27,591 increase in net assets resulting from operations is net of the following: Net investment income of $45,113, realized loss on investments of $16,222, and a net decrease in net assets due to changes in unrealized appreciation/depreciation of investments of $1,300. The realized losses were mainly due to the sale of Central Illinois Energy, LLC, or CIE, and Advantage Oilfield Group Ltd., or AOG. The net unrealized depreciation was driven by significant write-downs in our investments in, Integrated Contract Services, Inc., or ICS, Worcester Energy Partners, Inc., or WEPI, and our coal holdings (Whymore, Genesis, North Folk and Unity – now consolidated into Yatesville), which, in turn, were almost offset by write-ups for our investments in GSHI, and by the disposition of previously written-down investments in AOG and in ESA Environmental Specialists, or ESA.

     We seek to be a long-term investor with our investment companies. To date we have invested primarily in industries related to the industrial/energy economy. However, we continue to widen our strategy focus in other sectors of the economy to diversify our portfolio holdings.

     After a robust global debt market during the earlier part of 2007, beginning in June 2007, signs of strain emerged as fears of increasing defaults in the subprime mortgage lending market caused a broader loss of investor confidence beyond the subprime mortgage lending market and into the corporate leveraged loan and high-yield debt markets. Collateralized Loan Obligations, or CLOs, and hedge funds, in particular, have been a driving force in the excess liquidity that existed in the debt capital markets. The loss of investor confidence in many of these highly-leveraged investment vehicles has significantly constrained the market for new CLO issuances, a consequence of limited relevance to our business historically.

     Since June 2007, there has been a significant reduction in liquidity in the corporate debt capital markets and transactions in the high-yield and leveraged loan markets have recently been cancelled, postponed, or restructured, enhancing opportunities for us going forward. The extra supply and meaningfully less demand has shifted the dynamics between buyers and sellers and caused several hundred billion dollars of corporate loans and bridge loan commitments to remain on the balance sheets of financial institutions and remain undistributed. We believe that, as of today, this reduction in liquidity has caused increased market volatility in the secondary prices of existing leveraged loans and high yield bonds, driving many leveraged loan and bond market quotes to below the primary market offer price without necessarily reflecting a deterioration, if any, in underlying fundamental performance of many of these issuers. If we were to enter into these markets in a meaningful way, we would be able to lend money at higher rates of interest and would be able to purchase loans at greater discounts than prior to the occurrence of these events. We also expect that greater structural protection that lenders require for new loans, such as lower overall financial leverage and maintenance financial covenants, will increase the opportunities for us to invest since we have generally decided not to invest in highly leveraged or “covenant light” credit facilities. In turn, these events also could increase our cost or availability of financing.

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

Fourth Quarter Highlights

     On April 3, 2008, we provided approximately $39,800 first and second lien debt and equity for the recapitalization of Ajax, a custom forger of seamless rolled steal rings located in York, South Carolina. Our debt is secured by a first lien on inventory, machinery, and certain other assets of Ajax. The equity interest purchased in Ajax is controlling in nature and was made alongside equity co-investments by Ajax’s senior managers.

     On April 30, 2008, we provided debt financing of $20,000 to support the acquisition by Peerless headquartered in Dallas, Texas, of Nitram. Peerless is a leading designer, manufacturer, and marketer of industrial environmental separation and filtration systems while Nitram focuses on separation, heat transfer, pulsation dampening, and industrial silencing products. Peerless and Nitram serve a diversified, global list of customers in industries such as oil and gas production, gas pipelines, chemical and petrochemical processing, and power generation.

     On April 30, 2008, we fully exited out of our investment in Arctic through the sale of our equity interest in Arctic for approximately $3,400. We initially invested $9,250 in Arctic in July 2005 in the form of a senior secured loan, which loan was subsequently increased by $6,000. We received the equity interest in Arctic as additional consideration for making the secured loan. The loan was fully repaid in August 2007.

     On June 2, 2008, we closed a public offering of 3.25 million shares of our common stock. The net proceeds to us were approximately $45,765 after deducting estimated offering expenses.

     On June 9, 2008, Deep Down, one of our portfolio companies, fully repaid the $12,000 loan we made to Deep Down in August 2007 and December 2007. Upon closing our debt investment, we were issued a warrant to purchase approximately 5.0 million shares of Deep Down common stock at an exercise price of $0.507 per share. Shortly after our debt was repaid, we exercised our warrant pursuant to a cashless exercise and received approximately 2.6 million common shares of Deep Down stock, which we sold in August 2008 for approximately $1,600 (net of commissions).

     On June 30, 2008, we consolidated our holdings in four coal companies into Yatesville Coal Holdings, Inc., or Yatesville, and consolidated the operations under one management team. In the transaction, the debt that we held of C&A Construction, Inc. (also known as Whymore Coal Company, Inc.), Genesis Coal Corp., North Fork Collieries LLC and Unity Virginia Holdings LLC were exchanged for newly issued debt from Yatesville, and our ownership interests in C&A Construction, Genesis Coal Corp. and North Fork Collieries LLC were exchanged for 100% of the equity of Yatesville. This reorganization enables the assets to be more efficiently managed and allows for a better utilization of the assets in the consolidated group.

Recent Developments

     On July 3, 2008, we exercised our warrant for 4,960,585 shares of common stock in Deep Down, Inc. As permitted by the terms of the warrant, we elected to make this exercise on a cashless basis entitling us to 2,618,129 common shares. On August 1, 2008, we sold all the shares acquired receiving $1,649 of net proceeds.

     On August 1, 2008, we provided $7,400 in debt financing to Castro Cheese Company, Inc., or Castro, based in Houston, Texas. Castro is a leading manufacturer, marketer, and distributor of Hispanic cheeses and creams.

     On August 4, 2008, we provided $15,000 in debt financing to support the take-private acquisition of the TriZetto Group, or TriZetto. TriZetto is a leading healthcare information technology company.

     On August 26, 2008, we provided a $26,000 senior secured debt financing and co-invested $2,300 in equity alongside Great Point Partners, LLC (“Great Point”) in its growth recapitalization of BNN Holdings Corp. d/b/a Biotronic NeuroNetwork (“Biotronic”), based in Ann Arbor, Michigan. Biotronic is the largest independent national provider of intra-operative neurophysiological monitoring services.

     On August 27, 2008, R-V Industries repaid the $7,526 debt that it owed us.

Significant Accounting Policies and Estimates

     We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements. So we consider these to be our critical accounting policies, and they are consistently applied by us.

Consolidation

     Under the 1940 Act rules, the regulations pursuant to Article 6 of Regulation S-X, and the American Institute of Certified Public Accountants’ Audit and Accounting Guide for Investment Companies, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to us. Our June 30, 2008 financial statements include our accounts and the accounts of Prospect Capital Funding, LLC, our only wholly-owned, closely- managed subsidiary that is also an investment company. All intercompany balances and transactions have been eliminated in consolidation.

Investments

a) Security transactions are recorded on a trade-date basis.

b) Valuation:

1)	Investments for which market quotations are readily available are valued at such market quotations.

2)	Short-term investments that mature in 60 days or less, such as United States Treasury Bills, are valued at amortized cost, which approximates fair value. The amortized cost method involves recording a security at its cost (i.e., principal amount plus any premium and less any discount) on the date of purchase and thereafter amortizing/accreting that difference between the principal amount due at maturity and cost assuming a constant yield to maturity as determined at the time of purchase. Short-term securities that mature in more than 60 days are valued at current market quotations by an independent pricing service or at the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, or otherwise by a principal market maker or a primary market dealer). Investments in money market mutual funds are valued at their net asset value as of the close of business on the day of valuation.

3)	It is expected that most of the investments in our portfolio will not have actively traded markets. Debt and equity securities which do not have actively traded markets are valued with the assistance of an independent valuation service using a documented valuation policy and a valuation process that is consistently applied under the direction of our Board of Directors. The factors that may be taken into account in valuing such investments include, as relevant, the portfolio company’s ability to make payments, its estimated earnings and projected discounted cash flows, the nature and realizable value of any collateral, the sensitivity of the investments to fluctuations in interest rates, the financial environment in which the portfolio company operates, comparisons to securities of similar publicly traded companies, and changes in interest rates for similar debt instruments, and other relevant factors. Due to the inherent uncertainty of determining the fair value of investments that are not actively traded, the fair value of these investments may differ significantly from the values that would have been used had an actively traded market existed for such investments, and any such differences could be material.

4)	In September 2006, the Financial Accounting Standards Board, or FASB, issued a new pronouncement addressing fair value measurements, Statement of Financial Accounting Standards Number 157, “Fair Value Measurements”, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 becomes effective for fiscal years beginning after November 15, 2007; therefore, its first applicability to the Company will be for the Company’s upcoming fiscal year beginning July 1, 2008. We do not believe that the adoption of SFAS 157 will materially impact the amounts reported in our financial statements, however, additional disclosures will be required about the inputs used to develop the measurements and the effect of certain of the measurements reported to changes in net assets for a fiscal period.

5)	In February 2007, FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115”. SFAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 becomes effective for fiscal years beginning after November 15, 2007 and, therefore, is applicable for our upcoming fiscal year beginning July 1, 2008. Our management does not believe that the adoption of SFAS No. 159 will have a material impact on our financial statements.

6)	In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”. SFAS 161 is intended to improve financial reporting for derivative instruments by requiring enhanced disclosure that enables investors to understand how and why the entity uses derivatives, how derivatives are accounted for, and how derivatives affect an entity’s results of operations, financial position, and cash flows. SFAS 161 becomes effective for fiscal years beginning after November 15, 2008 and, therefore, is applicable for our fiscal year beginning July 1, 2009. Our management does not believe that the adoption of SFAS No. 161 will have a material impact on our financial statements.

7)	In March 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Our management does not believe that the adoption of SFAS No. 162 will have a material impact on our financial statements.

c)	Realized gains or losses on the sale of investments are calculated using the specific identification method.

d)	Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as interest income.

e)	Dividend income is recorded on the ex-dividend date.

f)	Structuring fees and similar fees are recognized as income as earned, usually when paid. Structuring fees, excess deal deposits, net profits interests and overriding royalty interest are included in other income.

g)	Loans are placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, are likely to remain current. As of June 30, 2008, approximately 0.9% of the Company’s net assets are in non-accrual status.

Federal and State Income Taxes

     We have elected to be treated as a regulated investment company and intend to continue to comply with the requirements of the Internal Revenue Code of 1986 (the “Code”), applicable to regulated investment companies. We are required to distribute at least 90% of our investment company taxable income and intend to distribute (or retain through a deemed distribution) all of our investment company taxable income and net capital gain to stockholders;

therefore, we have made no provision for income taxes. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital.

     If we do not distribute (or we are deemed not to have distributed) at least 98% of its annual taxable income in the year earned, the Company will generally be required to pay an excise tax equal to 4% of the amount by which 98% of the Company’s annual taxable income exceeds the distributions from such taxable income for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes, if any, on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income.

     We adopted Financial Accounting Standards Board Interpretation No. 48 (‘‘FIN 48’’), Accounting for Uncertainty in Income Taxes. FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Adoption of FIN 48 was applied to all open tax years as of July 1, 2007. The adoption of FIN 48 did not have an effect on our net asset value, financial condition or results of operations as there was no liability for unrecognized tax benefits and no change to our beginning net asset value. As of June 30, 2008 and for the year then ended, we did not have a liability for any unrecognized tax benefits. Management’s determinations regarding FIN 48 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

Dividends and Distributions

     Dividends and distributions to our common stockholders are recorded on the ex-dividend date. Each quarter, the amount to be paid as a dividend, if any, is approved by the Board of Directors and is generally based upon management’s estimate of earnings for the quarter. Net realized capital gains, if any, are distributed at least annually.

Financing Costs

     We record origination expenses related to its credit facility as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method over the stated life of the facility.

     We record registration expenses related to shelf filings as prepaid assets. These expenses consist principally of SEC registration, legal and accounting fees incurred through June 30, 2008 that are related to the shelf filings that will be charged to capital upon the receipt of the capital or charged to expense if not completed.

Guarantees and Indemnification Agreements

     We follow FASB Interpretation Number 45, “Guarantor’s” Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” (“FIN 45”). FIN 45 elaborates on the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, for those guarantees that are covered by FIN 45, the fair value of the obligation undertaken in issuing certain guarantees. FIN 45 did not have a material effect on the financial statements.

Per Share Information

     Net increase in net assets resulting from operations per common share, or Basic Earnings Per Share, are calculated using the weighted average number of common shares outstanding for the period presented. Diluted earnings per share are not presented as there are no potentially dilutive securities outstanding.

Investment Holdings

     In determining the fair value of our portfolio investments at June 30, 2008, the Audit Committee considered valuations from the independent valuation firm and from management having an aggregate range of $471,291 to $513,775.

     As of June 30, 2008, we continue to pursue our investment strategy. Despite our name change to “Prospect Capital Corporation” and the termination of our policy to invest at least 80% of our net assets in energy companies, we currently have a concentration of investments in companies in the energy and energy related industries. Some of the companies in which we invest have relatively short or no operating histories. These companies are and will be subject to all of the business risk and uncertainties associated with any new business enterprise, including the risk that these companies may not reach their investment objective or the value of our investment in them may decline substantially or fall to zero.

     Our portfolio had an annualized current yield of 15.5% and 17.1% across all our long-term debt and certain equity investments as of June 30, 2008 and June 30, 2007, respectively. This yield includes interest from all of our long-term investments as well as dividends from GSHI, NRG and Ajax. We expect the current yield to decline over time as we increase the size of the portfolio. Monetization of other equity positions that we hold is not included in this yield calculation. In each of our portfolio companies, we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.

     The following is our investment portfolio presented by type of investment at June 30, 2008 and June 30, 2007, respectively:

	June 30, 2008		June 30, 2007
Type of Investment	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio
Money Market Funds	$33,000	6.2%	$41,760	11.3%
Senior Secured Debt	203,985	38.5%	202,243	54.7%
Subordinated Secured Debt	215,585	40.6%	78,905	21.3%
Preferred Stock	6,455	1.2%	106	0.0%
Common Stock	59,563	11.2%	43,517	11.8%
Membership Interests	3,000	0.6%	—	0.0%
Warrants	8,942	1.7%	3,451	0.9%
Total Portfolio	$530,530	100.0%	$369,982	100.0%

     The following is our investment portfolio presented by geographic location of the investment at June 30, 2008 and June 30, 2007, respectively:

	June 30, 2008		June 30, 2007
Geographic Exposure	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio
Western US	$30,322	5.7%	$—	0.0%
Southeast US	128,512	24.2%	70,545	19.1%
Southwest US	211,177	39.9%	157,097	42.5%
Midwest US	47,869	9.0%	36,942	10.0%
Northeast US	68,468	12.9%	44,558	12.0%
Canada	11,182	2.1%	19,080	5.1%
Money Market Funds	33,000	6.2%	41,760	11.3%
Total Portfolio	$530,530	100.0%	$369,982	100.0%

     The following is our investment portfolio presented by industry sector of the investment at June 30, 2008 and June 30, 2007, respectively:

	June 30, 2008		June 30, 2007
Industry Sector	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio
Biofuels/Ethanol	$—	0.0%	$8,000	2.1%
Biomass Power	15,580	2.9%	25,047	6.8%
Construction Services	6,043	1.1%	15,305	4.1%
Contracting	5,000	0.9%	5,000	1.3%
Financial Services	23,699	4.5%	25,000	6.8%
Food Products	19,351	3.7%	—	0.0%
Gas Gathering and Processing	61,542	11.6%	44,500	12.0%
Healthcare	13,752	2.6%	—	0.0%
Manufacturing	109,542	20.7%	41,376	11.2%
Metal Services	6,829	1.3%	5,829	1.6%
Mining and Coal Production	25,726	4.9%	18,499	5.0%
Oilfield Fabrication	24,854	4.7%	—	0.0%
Oil and Gas Production	112,850	21.3%	110,243	29.8%
Pharmaceuticals	11,523	2.2%	—	0.0%
Production Services	14,038	2.6%	22,870	6.2%
Retail	13,428	2.5%	—	0.0%
Shipping Vessels	6,804	1.3%	6,553	1.8%
Specialty Minerals	15,632	2.9%	—	0.0%
Technical Services	11,337	2.1%	—	0.0%
Money Market Funds	33,000	6.2%	41,760	11.3%
Total Portfolio	$530,530	100.0%	$369,982	100.0%

Investment Activity

     Approximately 115.8% of our net assets or about $497,530 were invested in 29 long-term portfolio investments (including a net profits interest remaining in Charlevoix) and 7.6% of our net assets invested in money market funds. Liabilities in excess of other assets offset the excess of these amounts over 100%.

Long-Term Portfolio Investment Activity

     During the year ended June 30, 2008, we completed 15 new investments and several follow-on investments in existing portfolio companies, totaling approximately $311,947. The more significant of these investments are described briefly in the following:

     On July 31, 2007, we provided $15,000 growth financing to Wind River Resources Corp. and Wind River II Corp., collectively Wind River, a privately held oil and gas production business based in Salt Lake City, Utah. The investment was in the form of senior secured notes with a net profits interest.

     On August 8, 2007, we provided $6,000 growth and recapitalization financing to Deep Down, Inc., a deepwater drilling services and manufacturing provider based in Houston, Texas. The investment was in the form of senior secured notes and warrants.

     On August 28, 2007, we provided $9,200 growth and recapitalization financing to Diamondback Operating, LP, or Diamondback, an oil and gas production company based in Tulsa, Oklahoma. The investment was in the form of senior secured notes with a net profits interest.

     On October 9, 2007, we made a second lien debt investment of $9,750 in Resco Products, Inc., or Resco, a leading designer and manufacturer of refractory materials based in Pittsburgh, Pennsylvania.

     On October 17, 2007, we made a $3,000 follow-on secured debt investment in NRG Manufacturing, Inc., or NRG, in support of NRG’s acquisition of Dynafab Corporation, or Dynafab. Dynafab is a manufacturer of a range of metal structures and vessels for use in the oil and gas and transportation industries, including fuel tanks for on-road and off-road vehicles as well as various drilling rig components.

     On October 19, 2007, we made a second lien debt investment of approximately $5,000 in a leading provider of outsourced technical services based in Pennsylvania. The Company’s investment is supporting the acquisition of this service provider by HM Capital Partners, L.P., or HM, a $1.6 billion private equity fund based in Dallas, Texas. HM’s investment professionals previously were principals with Hicks, Muse, Tate & Furst, Inc.

     On November 1, 2007, we made a second lien secured debt investment, as well as a small equity co-investment, aggregating approximately $13,750 in Maverick Healthcare, Inc. (d/b/a Preferred Homecare) a leading comprehensive home healthcare services provider based in Mesa, Arizona.

     On November 5, 2007, we invested approximately $18,000 in second lien secured financing in Shearer’s Foods, Inc., or Shearer’s, a snack food manufacturer based in Brewster, Ohio, with Winston Partners as the private equity financial sponsor.

     On November 9, 2007, we made a second lien debt investment of $12,000 in Qualitest Pharmaceuticals, Inc., or Qualitest, and its affiliates, a leading manufacturer and distributor of generic pharmaceuticals based in Huntsville, Alabama.

     On November 14, 2007, we entered into an agreement to invest in a second lien secured debt from Deb Shops, Inc., or Deb Shops, of $15,000. This transaction was consummated on December 10, 2007. Deb Shops. is a leading specialty apparel retailer based in Philadelphia, Pennsylvania.

     On November 21, 2007, we provided combined debt financing of $25,386 to IEC Systems LP and Advanced Rig Services LLC, two related oilfield service companies based in Houston, Texas. This investment took the form of two separate senior secured instruments with cross-collateralized guarantees and a net profit interest, or NPI, in each company.

     On February 11, 2008, we made a $5,121 senior secured loan to North Fork Collieries LLC, or North Fork, a Kentucky-based mining and coal production company. We also have a controlling equity interest in North Fork.

     On March 5, 2008, we made an additional secured Term C debt investment of approximately $6,500 in Unitek Acquisition, Inc., or Unitek, a leading provider of outsourced technical services based in Blue Bell, Pennsylvania. We have now extended in the aggregate $11,500 of debt capital to Unitek.

     On March 14, 2008, we provided debt financing of $14,500 to support the acquisition of American Gilsonite Company, or AGC by a private equity firm based in New York. AGC is a specialty mineral company with operations based in Bonanza, Utah. Furthermore, we made an additional $1,000 investment in the equity of AGC.

     On April 3, 2008, we provided $39,800 of first and second lien debt and equity for the recapitalization of Ajax Rolled Ring & Machine, or Ajax, a custom forger of seamless rolled steel rings located in York, South Carolina. Our debt is secured by a first lien on inventory, machinery, and certain other assets of Ajax. The equity interest purchased in Ajax is controlling in nature and was made alongside equity co-investments by Ajax’s senior managers.

     On April 30, 2008, we provided debt financing of $20,000 to support the acquisition by Peerless Manufacturing Co., or Peerless, headquartered in Dallas, Texas, of Nitram Energy Inc., or Nitram. Peerless is a leading designer, manufacturer, and marketer of industrial environmental separation and filtration systems while Nitram focuses on separation, heat transfer, pulsation dampening, and industrial silencing products. Peerless and Nitram serve a diversified, global list of customers in industries such as oil and gas production, gas pipelines, chemical and petrochemical processing, and power generation.

     For the year ended June 30, 2008, we closed-out seven positions which are briefly described below.

     On August 16, 2007, Arctic Acquisition Corp., or Arctic (doing business as Cougar Pressure Control), completely paid its loan with an additional prepayment penalty of $461 for the loan. Including the prepayment premium, we realized a 20% cash internal rate of return on this investment, representing 1.25 times cash on cash

(not including the equity investments that the Company continues to hold). On April 30, 2008, we fully exited out of our investment in Arctic Acquisition Corp. through the sale of our equity interest in Arctic for approximately $3,400.

     On December 5, 2007, we received $5,099 from the sale of our debt investment in Central Illinois Energy LLC, an ethanol project.

     On December 28, 2007 and December 31, 2007, we entered into two agreements which monetized our investment in Advantage Oilfield Group, Ltd, or AOG. These transactions generated aggregate proceeds of $3,939 for us.

     On February 20, 2008, Ken-Tex Energy Corp., or Ken-Tex, repaid the $10,800 debt that it owed us. As part of the transaction, we also sold back our NPI and overriding royalty interest, ORRI, in Ken-Tex. In addition to the debt repayment, this transaction generated $3,300 in the form of a prepayment penalty and the sale of the NPI and ORRI.

     On March 5, 2008, we closed out our position of common shares of Evolution Petroleum Corp. at a gain of $486.

     On March 31, 2008, TLOGH, L.P. repaid the $15,500 debt that it owed to us.

     On June 6, 2008, Deep Down, Inc., or Deep Down, repaid the $12,000 debt that it owed us. We realized an approximately 29% cash-on-cash internal rate of return (“IRR”) on the Deep Down investment, representing a 1.2 times cash-on-cash multiple, from a prepayment premium of approximately $450, upfront fees, and interest. At June 30, 2008, we own a warrant to purchase approximately 5.0 million shares of Deep Down common stock at an exercise price of $0.507 per share. On July 3, 2008, we exercised our warrant on a cashless basis entitling us to 2,618,129 common shares. On August 1, 2008, we sold all the shares acquired receiving $1,649 of net proceeds.

     The following is a quarter-by-quarter summary of our investment activity:

Quarter-End	Acquisitions (1)	Dispositions (2)
June 30, 2008	$118,913	$ 61,148
March 31, 2008	31,794	28,891
December 31, 2007	120,846	19,223
September 30, 2007	40,394	17,949
June 30, 2007	130,345	9,857
March 31, 2007	19,701	7,731
December 31, 2006	62,679	17,796
September 30, 2006	24,677	2,781
June 30, 2006	42,783	5,752
March 31, 2006	15,732	901
December 31, 2005	—	3,523
September 30, 2005	25,342	—
June 30, 2005	17,544	—
March 31, 2005	7,332	—
December 31, 2004	23,771	32,083
September 30, 2004	30,371	—
Since inception	$712,224	$207,635
____________________

(1) Includes new deals, additional fundings, refinancings and PIK interest
(2) Includes scheduled principal payments, prepayments and refinancings

     We classify our investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual possesses or has the right to acquire within 60 days or less, a beneficial ownership of 25% or more of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through the possession outright or via the right to acquire within 60 days or less, beneficial ownership of 5% or more of the outstanding voting securities of another person.

     As of June 30, 2008, we own controlling interests in Ajax, C&J Cladding, LLC, or C&J, GSHI, ICS, Iron Horse Coiled Tubing, Inc., or Iron Horse, NRG, R-V Industries, Inc., or R-V, WEPI, and Yatesville. We also own an affiliated interest in Appalachian Energy Holdings, LLC, or AEH.

     The following is a summary of our investment portfolio by level of control:

	June 30, 2008		June 30, 2007
Level of Control	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio
Control	$205,827	38.8%	$145,121	39.5%
Affiliate	6,043	1.2%	14,625	4.0%
Non-Control/Non-Affiliate	285,660	53.8%	168,476	45.2%
Money Market Funds	33,000	6.2%	41,760	11.3%
Total Portfolio	$530,530	100.0%	$369,982	100.0%

Investment Valuation

     During the fiscal year ended June 30, 2008, several general economic factors have occurred which have affected the valuation of our investment portfolio.

     Generally, interest rates offered on loans similar to those that we have originated have changed since our investments were consummated. While we do not believe that there has been any diminution of credit quality, general changes in current interest rates would affect the price for which we could sell these assets and we have adjusted our fair value of these assets to reflect such changes. We have adjusted the value of nine debt investments based upon such general changes in market interest rates including: AEH, C&J Cladding LLC, Deb Shops, Diamondback, Jettco Marine Services LLC, Qualitest, Regional Management Corp., Shearer’s, and Stryker Energy, LLC.

     Three debt investments were made to companies that are not performing in line with budget expectations. These investments (Conquest Cherokee, LLC, Iron Horse, and Wind River) are well collateralized and we expect full recovery. For these assets, we have increased the market interest rates to take into account the increased credit risk and general changes in current interest rates for similar assets to determine their fair value.

     Control investments offer increased risk and reward over straight debt investments. Operating results and changes in market multiples can result in dramatic changes in values from quarter to quarter. Significant downturns in operations can further result in our looking to recoveries on sales of assets rather than the enterprise value of the investment. Several control assets in our portfolio are under enhanced scrutiny by our senior management and our Board of Directors and are discussed below.

Gas Solutions Holdings, Inc.

     GSHI is an investment that we made in September 2004 and own 100% of the equity. GSHI is a midstream gathering and processing business located in East Texas. GSHI has improved its operations and we have experienced an increase in revenue, gross margin, and EBITDA (the later two metrics on both an absolute and a percentage of revenues basis) over the past four years. In late December 2007, we engaged RBC Capital Markets Corporation as a financial advisor to explore strategic alternatives, including a potential sale. This monetization process is ongoing, and discussions are occurring with interested parties. The interested parties have expressed interest in acquiring the assets of GSHI but progress towards a closing has been slow due to the turmoil in the credit markets for financing such assets. A sale of the assets, rather than the stock of GSHI, might result in a significant tax liability at the GSHI level which will need to be paid prior to any distribution to us.

     In late March 2008, Royal Bank of Canada provided a $38 million term loan to Gas Solutions II Ltd, a wholly owned subsidiary of GSHI, the proceeds of which were used to refinance all of Citibank’s approximately $8 million of outstanding senior secured debt as well as to make a $30 million cash distribution to GSHI. We have non-recourse access to this cash at GSHI.

     In early May 2008, Gas Solutions II Ltd purchased a series of propane puts at $0.10 out of the money and at prices of $1.53 per gallon and $1.394 per gallon covering the periods May 1, 2008, through April 30, 2009, and May 1, 2009, through April 30, 2010, respectively. These hedges have been executed at close to the highest market propane prices ever achieved on an historical basis; such hedges preserve the upside of Gas Solutions II Ltd to benefit from potential future increases in commodity prices. GSHI has generated approximately $27.3 million of unadjusted plant operating income based on annualizing the performance of the six months ending June 30, 2008, which is an increase of 55% from fiscal year end 2007. For calendar year 2008, GSHI estimates based on current commodity prices that it would achieve more than $30 million of unadjusted plant operating income.

     In determining the value of GSHI, we have utilized three methods to derive the enterprise value: the market approach, income approach, and the indicative value from several letters of interest. These methods offer a wide range of values and our Board of Directors has determined the value to be $61,542 (after tax) for our debt and equity positions at June 30, 2008. GSHI has been valued at $36,321 above its amortized cost, compared to the $21,222 unrealized gain recorded at June 30, 2007.

Integrated Contract Services, Inc.

     Our investment in Integrated Contract Services, Inc., or ICS, is under enhanced review by our senior management team due to existing or potential payment and/or covenant defaults under the contracts governing these investments. ICS owns the assets of ESA Environmental Specialists, Inc., or ESA, and 100% of the stock of The Healing Staff, or THS. ESA originally defaulted under our contract governing our investment in ESA, prompting us to commence foreclosure actions with respect to certain ESA assets in respect of which we have a priority lien. In response to our actions, ESA filed voluntarily for reorganization under the bankruptcy code on August 1, 2007. On September 20, 2007 the U.S. Bankruptcy Court approved a Section 363 Asset Sale from ESA to us. To complete this transaction, we contributed our ESA debt to a newly-formed entity, ICS, and provided funds for working capital on October 9, 2007. In return for the ESA debt, we received senior secured debt in ICS of equal amount to our ESA debt, preferred stock of ICS, and 49% of the ICS common stock. ICS subsequently ceased operations and assigned the collateral back to us. ICS is in default of both payment and financial covenants. During September and October 2007, we provided $1,170 to THS for working capital.

     We have a senior-secured, first-lien debt position with collateral in the form of receivables, real estate, other assets, guaranties, and the stock of THS. Based upon an analysis of the liquidation value of the ESA assets and the enterprise value of THS, our Board of Directors reduced the fair value of our investment in ICS to $5,000, a reduction of $11,464 from its amortized cost, compared to the $8,766 unrealized loss recorded at June 30, 2007.

R-V Industries, Inc.

     R-V demonstrated strong performance in operations throughout 2008 with trailing twelve-month EBITDA increasing by over 50% since our closing in May 2007. R-V continues to pay down debt, repaying $7,000 of our debt during the fiscal year ended June 30, 2008. Our Board of Directors, upon recommendation from senior management, has set the value of the R-V investment at $18,549 at June 30, 2008, $5,924 above its amortized cost, compared to valuing the RV investment at par at June 30, 2007.

Worcester Energy Partners, Inc.

     WEPI is under enhanced review by our senior management team due to poor operating results since investment. We have installed a new manager at WEPI who is instituting new controls to reduce costs and improve efficiency. WEPI has negotiated an interim agreement with the buyer of its energy production and is now earning revenues sufficient to cover its debt service requirements. Our Board of Directors, upon recommendation from senior management, has set the value of the WEPI investment based upon an enterprise valuation at $15,580 at June 30, 2008, a reduction of $22,141 from its amortized cost, compared to the $1,686 unrealized loss recorded at June 30, 2007.

Yatesville Coal Holdings, Inc.

     As we previously discussed, all of our coal holdings are now held in one consolidated entity, Yatesville. The consolidated group has seen an improvement in operating results primarily from increased prices in coal, improved production, reductions in operating expenses from the consolidation of the management and operations and the proper allocation of assets to their most efficient use. Until a longer track record is established or a viable sales process is in place, we will continue to value Yatesville on an asset basis. Our Board of Directors, upon recommendation from senior management, has set the value of the Yatesville investment at $25,726 at June 30, 2008, a reduction of $14,694 from its amortized cost, compared to the $10,969 unrealized loss recorded at June 30, 2007.

Results of Operations

     Net increase in net assets resulting from operations for the years ended June 30, 2008, 2007 and 2006 was $27,591, $16,728 and $12,896, respectively, representing $1.17, $1.06 and $1.83 per share, respectively. We experienced realized and unrealized gains of $4,338 or approximately $0.61 per share in the year ended June 30, 2006, primarily from the unrealized gain recognized on our investment in GSHI. During the year ended June 30, 2007, we experienced unrealized and realized losses of $6,403 or approximately $0.41 per share primarily from the write-downs of our investments in Advantage Oilfield Group. During the year ended June 30, 2008, we experienced unrealized and realized losses of $17,522 or approximately $0.74 per share primarily from the sales of our investments in Advantage Oilfield Group and Central Illinois Energy at a loss. While we seek to maximize gains and minimize losses, our investments in portfolio companies can expose our capital to risks greater than those we may anticipate as these companies are typically not issuing securities rated investment grade, have limited resources, have limited operating history, are generally private companies with limited operating information available and are likely to depend on a small core of management talents. Changes in any of these factors can have a significant impact on the value of the portfolio company.

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

     Investment income, which consists of interest income, including accretion of loan origination fees and prepayment penalty fees, dividend income and other income, including net profits interest, overriding royalties interest and structuring fees, was $79,402, $40,681, and $16,869 for the years ended June 30, 2008, June 30, 2007 and June 30, 2006, respectively. Drivers of these increases include increased assets generating increased interest income along with increased income from royalty, net profits, and restructuring fees. The following table describes the various components of investment income and the related levels of debt investments:

	Year Ended June 30, 2008	Year Ended June 30, 2007	Year Ended June 30, 2006
Interest income	$59,033	$30,084	$13,268
Dividend income	12,033	6,153	3,601
Other income	8,336	4,444	—
Total investment income	$79,402	$40,681	$16,869
Average debt principal of investments	$397,913	$172,605	$70,727
Other income – Restructuring fee income	$4,751	$2,574	$—

     Total investment income has increased from $16,869 for the year ended June 30, 2006 to $40,681 for the year ended June 30, 2007 to $79,402 for the year ended June 30, 2008. Investment income has been increasing as we continue to deploy the additional capital, raised in both debt and equity offerings, in revenue-producing assets.

     Average interest income producing assets have increased from $70,727 for the year ended June 30, 2006 to $172,605 for the year ended June 30, 2007 to $397,913 for the year ended June 30, 2008. While we have been able to increase the gross amount of interest income, average yields on interest bearing assets have decreased from 18.8% for the year ended June 30, 2006 to 17.4% for the year ended June 30, 2007 to 14.8% for the year ended June 30, 2008. These decreases are the result of our increasing our asset mix in financings with private equity sponsors. We believe that such financings offer less risk, and consequently lower yields, due, in part, to lesser risk to our capital resulting from larger equity at risk underneath our capital. Holding these types of investments has allowed us to more effectively utilize our credit facility to finance such assets at an average rate of 5.67% for the year ended June 30, 2008.

     Investment income is also generated from dividends and other income. Dividend income has grown significantly from $3,601 for the year ended June 30, 2006 to $6,153 for the year ended June 30, 2007 to $12,033 for the year ended June 30, 2008. We have received dividends from our investments in GSHI, R-V, Ajax, C&J and NRG. Other income has come primarily from structuring fees, overriding royalty interests, and prepayment penalties on net profits interests.

Operating Expenses

     Our primary operating expenses consist of investment advisory fees (base and incentive fees), credit facility costs, legal and professional fees and other operating and overhead-related expenses. These expenses include our allocable portion of overhead under the Administration Agreement with Prospect Administration under which Prospect Administration provides administrative services and facilities for us. Our investment advisory fees compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions in accordance with our Administration Agreement with Prospect Administration. Operating expenses were $34,289, $17,550, and $8,311 for the years ended June 30, 2008, June 30, 2007 and June 30, 2006, respectively.

     The base investment advisory expenses were $8,921, $5,445, and $2,082 for the years ended June 30, 2008, June 30, 2007 and June 30, 2006, respectively. These increases are directly related to our growth in total assets. $11,278, $5,781, and $1,786 income incentive fees were earned for the years ended June 30, 2008, June 30, 2007 and June 30, 2006, respectively. The increases in the income incentive fees are driven by our stronger performance with respect to net investment income as evidenced by net operating income ratios of 12.66%, 9.71% and 7.90% for the years ended June 30, 2008, June 30, 2007 and June 30, 2006, respectively. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.

     During the years ended June 30, 2008, June 30, 2007 and June 30, 2006, we incurred $6,318, $1,903, and $642, respectively of expenses related to its credit facilities. These expenses are related directly to the leveraging capacity put into place for each of those years and the levels of indebtedness actually undertaken in those years. The table below describes the various credit facility expenses and the related indicators of leveraging capacity and indebtedness.

	Year Ended June 30, 2008	Year Ended June 30, 2007	Year Ended June 30, 2006
Interest expense	$5,104	$357	$422
Amortization of deferred financing costs	726	1,264	220
Commitment and other fees	488	282	—
Total	$6,318	$1,903	$642
Weighted-average debt outstanding	$90,032	$4,282	$4,696
Weighted-average interest rate	5.67%	8.37%	9.01%
Facility amount at beginning of year	$200,000	$30,000	$—

     As our asset base has grown and we have added complexity to our capital raising activities, due, in part, to our securitization credit facility initiated in June 2007, we have commensurately increased the size of our administrative and financial staff, accounting for a significant increase in the overhead allocation from Prospect Administration. Over the last year, Prospect Administration has added several additional staff members, including a senior finance professional, a treasurer, a corporate counsel and other finance professionals. As our portfolio continues to grow, we expect to continue to increase the size of our administrative and financial staff on a basis that provides increasing returns to scale. However, initial investments in administrative and financial staff may not provide returns to scale immediately, perhaps not until the portfolio increases to a greater size. Other allocated expenses from Prospect Administration have, as expected, increased alongside with the increase in staffing and asset base.

     Asset-based fees from Vastardis Capital, the sub-administrator to Prospect Administration, have also grown as assets have grown. Additionally, legal costs for the year ended June 30, 2008 increased significantly from the year ended June 30, 2007 as we continue to vigorously defend certain legal actions against us.

Net Investment Income, Net Realized Gains (Loss), Increase (Decrease) in Net Assets from Net Changes in Unrealized Appreciation/Depreciation and Net Increase in Net Assets Resulting from Operations

     Our net investment income was $45,113, $23,131, and $8,558 for the years ended June 30, 2008, June 30, 2007 and June 30, 2006, respectively. Net investment income represents the difference between investment income and operating expenses and is directly impacted by the items described above.

     Net realized gains (losses) were ($16,222), $1,949, and $303 for the years ended June 30, 2008, June 30, 2007 and June 30, 2006, respectively. The net realized loss of ($16,222) sustained in FY2008 was due mainly to the sale of CIE and AOG while the $1,949 realized gain registered for FY2007 is attributable to the sale of Evolution Petroleum Corporation.

     Increase (decrease) in net assets from changes in unrealized appreciation/depreciation was ($1,300), ($8,352), and $4,035 for the years ended June 30, 2008, June 30, 2007 and June 30, 2006, respectively. For FY2008, the ($1,300) decrease in net assets from the net change in unrealized appreciation/depreciation was driven by significant write-downs in our investments in ICS, WECO, and Yatesville partially offset by the write-up for our investment in GSHI and by the disposition of previously written-down investments in AOG and ESA. FY2007’s ($8,352) decrease in net assets from such changes is attributable to significant write-downs of our investments in AOG, ESA Environmental Specialists, Inc., Unity Virginia Holdings LLC and Whymore which, in turn, were slightly offset by a significant write-up in the value for GSHI. For FY2006, the $4,035 increase in net assets due to changes in unrealized appreciation/depreciation was mainly attributable to a write-up of the investment in GSHI.

Financial Condition, Liquidity and Capital Resources

     Our cash flows provided by (used in) operating activities totaled ($204,025), ($143,890), ($29,919), for the years ended June 30, 2008, June 30, 2007 and June 30, 2006, respectively. Financing activities provided (used) cash flows of $204,580, $143,890, and $20,332, for the years ended June 30, 2008, June 30, 2007 and June 30, 2006, respectively. Dividends paid and declared were $24,915, $21,634, and $7,663, for the years ended June 30, 2008, June 30, 2007 and June 30, 2006, respectively.

     Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock. In the future, we may continue to fund a portion of our investments through borrowings from banks, issuances of senior securities or secondary offerings. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our objective is to put in place such borrowings in order to expand our portfolio. At June 30, 2008, we had a $200,000 revolving credit facility on which $91,167 was outstanding. On September 6, 2007, our Registration Statement on Form N-2 was declared effective by the SEC. At June 30, 2008, under the Registration Statement, we had remaining availability to issue up to approximately $354,000 of our equity securities over the next three years.

Borrowings

     We had $91,167 of borrowings at June 30, 2008. At June 30, 2007, no borrowings were outstanding. These borrowings were made against a credit facility in place at Rabobank Nederland. The maintenance of this facility requires us to pay a fee for the amount not drawn upon. Through November 30, 2007, this fee is assessed at the rate of 37.5 basis points per annum of the amount of that unused portion; after that date, this rate increases to 50.0 basis points per annum if that unused portion is greater than 50% of the total amount of the facility. The following table shows the facility amounts and outstanding borrowings at June 30, 2008 and June 30, 2007:

	June 30, 2008		June 30, 2007
	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
Revolving Credit Facility	$200,000	$91,167	$200,000	$—

Contractual Obligations

     The following table sets forth information about certain of our contractual obligations at June 30, 2008:

	Payments Due By Period
	Less Than 1 year	1-3 Years	More Than 3 Years
Credit Facility Payable	$—	$91,167	$—

Off-Balance Sheet Arrangements

     At June 30, 2008, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than those which originate from 1) the investment advisory and management agreement and the administration agreement and 2) the portfolio companies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     We are subject to financial market risks, including changes in interest rates and equity price risk. Some of the loans in our portfolio have floating interest rates.

     We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the twelve months ended June 30, 2008, we did not engage in hedging activities.

Item 8. Financial Statements and Supplementary Data.

TABLE OF CONTENTS

PAGE
AUDITED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	57
Consolidated Statements of Assets and Liabilities as of June 30, 2008 and June 30, 2007	58
Consolidated Statements of Operations - For the Years Ended June 30, 2008, June 30, 2007 and
June 30, 2006	59
Consolidated Statements of Changes in Net Assets - For the Years Ended June 30, 2008, June 30, 2007
and June 30, 2006	60
Consolidated Statements of Cash Flows - For the Years Ended June 30, 2008, June 30, 2007
and June 30, 2006	61
Consolidated Schedule of Investments as of June 30, 2008	62
Consolidated Schedule of Investments as of June 30, 2007	70
Notes to Financial Statements	76

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Prospect Capital Corporation
New York, New York

     We have audited the accompanying consolidated statement of assets and liabilities of Prospect Capital Corporation, including the schedule of investments as of June 30, 2008 and 2007, and the related consolidated statements of income, changes in net assets, and cash flows for each of the three years in the period ended June 30, 2008, and the financial highlights for each of the periods presented. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

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

     In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Prospect Capital Corporation at June 30, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2008, and the financial highlights for each of the periods presented in conformity with accounting principles generally accepted in the United States of America.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Prospect Capital Corporation’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 4, 2008 expressed an unqualified opinion thereon.

New York, New York
September 4, 2008

     PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	June 30, 2008	June 30, 2007
Assets
Investments at fair value (cost of $496,805 and $326,197, respectively, Note 3)
Control investments (cost of $203,661 and $130,493, respectively)	$205,827	$145,121
Affiliate investments (cost of $5,609 and $14,821, respectively)	6,043	14,625
Non-control/Non-affiliate investments
(cost of $287,535 and $180,883, respectively)	285,660	168,476
Total investments at fair value	497,530	328,222
Investments in money market funds	33,000	41,760
Cash	555	—
Receivables for:
Interest	4,094	2,139
Dividends	4,248	263
Loan principal	71	—
Structuring Fees	—	1,625
Other	567	271
Prepaid expenses	273	471
Deferred financing costs	1,440	1,751
Total Assets	541,778	376,502
Liabilities
Credit facility payable	91,167	—
Payable for securities purchased	—	70,000
Dividends payable	11,845	—
Due to Prospect Administration (Note 7)	695	330
Due to Prospect Capital Management (Note 7)	5,946	4,508
Accrued expenses	1,104	1,312
Other liabilities	1,398	304
Total Liabilities	112,155	76,454
Net Assets	$429,623	$300,048

Components of Net Assets
Common stock, par value $0.001 per share (100,000,000 and 100,000,000 common shares authorized, respectively; 29,520,379 and 19,949,065
issued and outstanding, respectively)	$30	$20
Paid-in capital in excess of par	441,332	299,845
Undistributed (distributions in excess of) net investment income	1,508	(4,092)
Accumulated realized gains (losses) on investments	(13,972)	2,250
Unrealized appreciation on investments	725	2,025
Net Assets	$429,623	$300,048
Net Asset Value Per Share	$14.55	$15.04

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended
	June 30, 2008	June 30, 2007	June 30, 2006

Investment Income
Interest income:
Control investments (Net of foreign withholding tax of $230,
$178, and $0, respectively)	$21,709	$13,500	$4,838
Affiliate investments (Net of foreign withholding tax of $70,
$237, and $0, respectively)	1,858	3,489	612
Non-control/Non-affiliate investments	35,466	13,095	7,818
Total interest income	59,033	30,084	13,268
Dividend income:
Control investments	11,327	3,400	3,099
Non-control/Non-affiliate investments	—	—	289
Money market funds	706	2,753	213
Total dividend income	12,033	6,153	3,601
Other Income: (See Note 4)
Control/Affiliate investments	1,123	230	—
Non-control/Non-affiliate investments	7,213	4,214	—
Total Other income	8,336	4,444	—
Total Investment Income	79,402	40,681	16,869
Operating Expenses
Investment advisory fees:
Base management fee (Note 7)	8,921	5,445	2,082
Income incentive fee (Note 7)	11,278	5,781	1,786
Total investment advisory fees	20,199	11,226	3,868
Interest and credit facility expenses	6,318	1,903	642
Chief Financial, Chief Compliance Officer and
Sub-administration fees	859	567	385
Legal fees	2,503	1,365	1,835
Valuation services	577	395	193
Sarbanes-Oxley compliance expenses	66	101	120
Audit and tax related fees	404	498	365
Allocation of overhead from Prospect Administration (Note 6)	2,139	532	310
Insurance expense	256	291	365
Directors’ fees	253	230	220
Other general and administrative expenses	715	442	8
Total Operating Expenses	34,289	17,550	8,311
Net Investment Income	45,113	23,131	8,558
Net realized gain (loss) on investments	(16,222)	1,949	303
Net change in unrealized appreciation/depreciation on investments	(1,300)	(8,352)	4,035
Net Increase in Net Assets Resulting from Operations	$27,591	$16,728	$12,896
Net increase in net assets resulting from operations per share:	$1.17	$1.06	$1.83
Weighted average shares of common stock outstanding:	23,626,642	15,724,095	7,056,846

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except share data)

	Year Ended
	June 30, 2008	June 30, 2007	June 30, 2006

Increase in Net Assets from Operations:
Net investment income	$45,113	$23,131	$8,558
Net realized gain (loss) on investments	(16,222)	1,949	303
Net change in unrealized appreciation/depreciation on investments	(1,300)	(8,352)	4,035
Net Increase in Net Assets Resulting from Operations	27,591	16,728	12,896
Dividends to Shareholders:	(39,513)	(27,542)	(7,904)

Capital Share Transactions:
Proceeds from shares sold, net of underwriting fees	140,249	197,558	—
Less: Other offering costs of public share offerings	(1,505)	(874)	70
Reinvestment of dividends	2,753	5,908	241
Net Increase in Net Assets Resulting from Capital Share
Transactions	141,497	202,592	311
Total Increase in Net Assets:	129,575	191,778	5,303
Net assets at beginning of year	300,048	108,270	102,967
Net Assets at End of Year	$429,623	$300,048	$108,270

Capital Share Activity:
Shares sold	9,400,000	12,526,650	—
Shares issued through reinvestment of dividends	171,314	352,542	14,773
Net increase in capital share activity	9,571,314	12,879,192	14,773
Shares outstanding at beginning of year	19,949,065	7,069,873	7,055,100
Shares Outstanding at End of Year	29,520,379	19,949,065	7,069,873

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)

	Year Ended
	June 30, 2008	June 30, 2007	June 30, 2006

Net Increase in Net Assets Resulting from Operations	$27,591	$16,728	$12,896

Net realized gain (loss) on investments	16,239	(1,947)	(303)
Net change in unrealized appreciation (depreciation) on investments	1,300	8,352	(4,035)
Accretion of original issue discount on investments	(2,095)	(1,808)	(910)
Amortization of deferred financing costs	727	1,264	220
Change in operating assets and liabilities:
Payments for purchases of investments	(311,947)	(167,255)	(83,625)
Proceeds from sale of investments	127,212	38,407	9,954
Purchases of cash equivalents	(274,949)	(259,887)	(1,574,805)
Sales of cash equivalents	274,932	259,885	1,612,033
Net investments in money market funds	8,760	(40,152)	(20)
Decrease (Increase) in interest receivable	(1,955)	(500)	(1,446)
Decrease (Increase) in dividends receivable	(3,985)	(250)	—
Decrease (Increase) in loan principal receivable	(71)	385	(385)
Decrease (Increase) in receivable for securities sold	—	369	(369)
Decrease (Increase) in receivable for structuring fees	1,625	—	—
Decrease (Increase) in other receivables	(296)	(1,896)	201
Decrease (Increase) in due from Prospect Administration	—	28	(28)
Decrease (Increase) in due from Prospect Capital Management	—	5	(5)
Decrease (Increase) in due from prepaid expenses	198	(394)	(28)
Increase (Decrease) in payables for securities purchased	(70,000)	32	(32)
Increase (Decrease) in due to Prospect Administration	365	330	—
Increase (Decrease) in due to Prospect Capital Management	1,438	3,763	668
Increase (Decrease) in accrued expenses	(208)	469	25
Increase (Decrease) in other liabilities	1,094	182	75
Net Cash Used In Operating Activities:	(204,025)	(143,890)	(29,919)
Cash Flows from Financing Activities:
Borrowings under credit facility	238,492	—	—
Payments under credit facility	(147,325)	(28,500)	28,500
Financing costs paid and deferred	(416)	(2,660)	(575)
Net proceeds from shares sold	140,249	197,558	—
Less offering costs of public share offerings	(1,505)	(874)	70
Dividends paid	(24,915)	(21,634)	(7,663)
Net Cash Provided By Financing Activities:	204,580	143,890	20,332
Total Increase in Cash	555	—	(9,587)
Cash balance at beginning of year	—	—	9,587
Cash Balance at End of Year	$555	$—	$—
Cash Paid For Interest	$4,942	$639	$—
Non-Cash Financing Activity:
Amount of shares issued in connection with dividend
reinvestment plan	$2,753	$5,908	$241

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2008
(in thousands, except share data)

Portfolio Investments (1)	Locale/Industry	Par Value/ Shares Ownership %	Cost	Fair Value (2)	% of Net Assets

Control Investments
(25.00% or greater of voting control)
Ajax Rolled Ring & Machine	South Carolina/
	Manufacturing
Common Shares (7 total unrestricted common
shares outstanding and 803.18 restricted
common shares outstanding)		6	$—	$—	0.0%
Preferred shares (7,222.6 total preferred
shares outstanding)		6,142.6	6,293	6,293	1.5%
Senior secured note, 10.50%, 4/01/2013 (4)		$21,890	21,890	21,890	5.1%
Subordinated secured note, 11.50%
plus 6.00% PIK, 4/01/2013 (4)		$11,500	11,500	11,500	2.6%
Total			39,683	39,683	9.2%
C&J Cladding LLC (4)	Texas/
	Metal Services
Warrants, company units, expiring 3/30/2014
(600 total company units outstanding)		400	580	2,222	0.5%
Senior secured note, 14.00%, 3/30/2012 (12)		$4,800	4,085	4,607	1.1%
Total			4,665	6,829	1.6%
Gas Solutions Holdings, Inc. (3)	Texas/
	Gas Gathering
	and Processing
Common shares (100 total common
shares outstanding)		100	5,221	41,542	9.7%
Subordinated secured note, 18.00%,
12/22/2009 (4)		$20,000	20,000	20,000	4.7%
Total			25,221	61,542	14.4%
Integrated Contract Services, Inc. (5)	North Carolina/
	Contracting
Common stock (100 total common
shares outstanding)		49	491	—	0.0%
Series A preferred shares (10 total Series A
preferred shares outstanding)		10	—	—	0.0%
Junior secured note, 14.00%, 9/30/2010		$14,003	14,003	3,030	0.7%
Senior secured note, 14.00%, 9/30/2010		$800	800	800	0.2%
Senior demand note, 15.00% (6), 6/30/2009		$1,170	1,170	1,170	0.3%
Total			16,464	5,000	1.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS, CONTINUED
June 30, 2008
(in thousands, except share data)

Portfolio Investments (1)	Locale/Industry	Par Value Shares Ownership %	Cost	Fair Value (2)	% of Net Assets

Iron Horse Coiled Tubing, Inc.	Alberta, Canada
	Production
	Services
Common shares (1,093 total common
shares outstanding)		643	268	49	0.0%
Warrants for common shares (7)		1,138	—	—	0.0%
Senior secured note, 15.00%, 4/19/2009		$9,250	9,094	9,073	2.1%
Bridge Loan, 15.00% plus 3.00% PIK, 12/11/2008			2,103	2,060	0.5%
Total			11,465	11,182	2.6%
NRG Manufacturing, Inc.	Texas/
	Manufacturing
Common shares (1,000 total common
shares outstanding)		800	$2,317	$8,656	2.0%
Senior secured note, 16.50% (8), 8/31/2011 (4)		$13,080	13,080	13,080	3.0%
Total			15,397	21,736	5.0%
R-V Industries, Inc.	Pennsylvania/
	Manufacturing
Common shares (800,000 total common
shares outstanding)		545,107	5,031	8,064	1.9%
Warrants, common shares, expiring 6/30/2017		200,000	1,682	2,959	0.7%
Senior secured note, 15.00%, 6/30/2017 (4)		$7,526	5,912	7,526	1.8%
Total			12,625	18,549	4.4%
Worcester Energy Partners, Inc. (9)	Maine/
	Biomass Power
Equity ownership		—	457	1	0.0%
Senior secured note, 12.50%, 12/31/2012		$37,388	37,264	15,579	3.6%
Total			37,721	15,580	3.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS, CONTINUED
June 30, 2008
(in thousands, except share data)

Portfolio Investments (1)	Locale/Industry	Par Value/ Shares Ownership %	Cost	Fair Value (2)	% of Net Assets

Yatesville Coal Holdings, Inc. (23)	Kentucky/
	Mining and Coal
	Production
Common stock (1,000 total common
shares outstanding)		1,000	284	—	0.0%
Junior secured note, 12.50%, 12/31/2010		$30,136	30,136	15,726	3.7%
Senior secured note, 12.50%, 12/31/2010		$10,000	10,000	10,000	2.3%
Total			40,420	25,726	6.0%
Total Control Investments			203,661	205,827	48.0%
Affiliate Investments (5.00% to 24.99% of
voting control)
Appalachian Energy Holdings (10), (4)	West Virginia/
	Construction
	Services
Warrants - Class A common units, expiring
2/13/2016 (49,753 total class A common
units outstanding)		12,090	$348	$794	0.2%
Series A preferred equity
(16,125 total series A preferred equity
units outstanding)		3,000	72	162	0.0%
Series B preferred equity (794 total series B
preferred equity units outstanding)		241	241	—	0.0%
Senior Secured Debt Tranche A, 14.00% plus
3.00% PIK, 1/31/2011		$3,003	3,003	3,003	0.7%
Senior Secured Debt Tranche B, 14.00% plus
3.00% PIK, 5/01/2009		$1,945	1,945	2,084	0.5%
Total			5,609	6,043	1.4%
Total Affiliate Investments			5,609	6,043	1.4%
Non-Control/Non-Affiliate Investments (less
than 5.00% of voting control)
American Gilsonite Company	Utah/
	Specialty
	Minerals
Membership Interest in AGC\PEP, LLC (11)		99.9999%	1,000	1,000	0.2%
Subordinated secured note, 12.00% plus 3.00%,
3/14/2013 (4)		$14,632	14,632	14,632	3.4%
Total			15,632	15,632	3.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS, CONTINUED
June 30, 2008
(in thousands, except share data)

Portfolio Investments (1)	Locale/Industry	Par Value/ Shares Ownership %	Cost	Fair Value (2)	% of Net Assets

Conquest Cherokee, LLC (13), (4)	Tennessee/
	Oil and Gas
	Production
Senior secured note, 13.00%, 5/05/2009 (14)		$10,200	10,125	9,923	2.3%
Deb Shops, Inc. (4)	Pennsylvania/
	Retail
Senior secured note, 10.69%, 10/23/2014 (25)		$15,000	$14,577	$13,428	3.1%
Deep Down, Inc. (4)	Texas/
	Production
	Services
Warrant, common shares, expiring 8/6/2012
(174,732,501 total common shares outstanding)		4,960,585	—	2,856	0.7%
Diamondback Operating, LP (15), (4)	Oklahoma/
	Oil and Gas
	Production
Senior secured note, 12.00% plus 2.00%
PIK, 8/28/2011		$9,200	9,200	9,108	2.1%
Freedom Marine Services LLC (15), (4)	Louisiana/
	Shipping
	Vessels
Subordinated secured note, 12.00%
plus 4.00% PIK (17), 12/31/2011		$6,948	6,850	6,805	1.6%
H&M Oil & Gas, LLC (15), (4)	Texas/
	Oil and Gas
	Production
Senior secured note, 13.00%, 6/30/2010 (16)		$50,500	50,500	50,500	11.8%
IEC Systems LP (“IEC”)/	Texas/
Advance Rig Services LLC (“ARS”) (4)	Oilfield
	Fabrication
IEC senior secured note, 12.00% plus 3.00% PIK,
11/20/2012		$19,028	19,028	19,028	4.4%
ARS senior secured note, 12.00% plus 3.00% PIK,
11/20/2012		$5,825	5,825	5,825	1.4%
Total			24,853	24,853	5.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS, CONTINUED
June 30, 2008
(in thousands, except share data)

Portfolio Investments (1)	Locale/Industry	Par Value/ Shares Ownership %	Cost	Fair Value (2)	% of Net Assets

Maverick Healthcare, LLC (4)	Arizona/
	Healthcare
Common units (78,100,000 total common
shares outstanding)		1,250,000	$1,252	$1,252	0.3%
Preferred units (78,100,000 total preferred
shares outstanding)		1,250,000	—	—	0.0%
Senior secured note, 12.00%
plus 1.50% PIK, 10/31/2014		$12,500	12,500	12,500	2.9%
Total			13,752	13,752	3.2%
Miller Petroleum, Inc.	Tennessee/
	Oil and Gas
	Production
Warrants, common shares, expiring 5/4/2010 to
3/31/2013 (14,566,856 total common
shares outstanding)		1,571,191	150	111	0.0%
Peerless Manufacturing Co. (4)	Texas/
	Manufacturing
Subordinated secured note, 11.50%
plus 3.50% PIK, 4/30/2013		$20,000	20,000	20,000	4.7%
Qualitest Pharmaceuticals, Inc. (4)	Alabama/
	Pharmaceuticals
Second lien debt, 12.45% (18), 4/30/2015		$12,000	11,944	11,523	2.7%
Regional Management Corp. (4)	South Carolina/
	Financial
	Services
Subordinated secured note, 12.00%
plus 2.00% PIK, 6/29/2012		$25,000	25,000	23,699	5.5%
Resco Products, Inc. (4)	Pennsylvania/
	Manufacturing
Second lien debt, 11.06% (19),
6/24/2014		$9,750	9,574	9,574	2.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS, CONTINUED
June 30, 2008
(in thousands, except share data)

Portfolio Investments (1)	Locale/Industry	Par Value/ Shares Ownership %	Cost	Fair Value (2)	% of Net Assets
Shearer's Foods, Inc.	Ohio/ Food
	Products
Mistral Chip Holdings, LLC
membership unit (45,300 total
membership units outstanding) (24)		2,000	$ 2,000	$2,000	0.5%
Second lien debt, 14.00%, 10/31/2013 (4)		$18,000	18,000	17,351	4.0%
Total			20,000	19,351	4.5%
Stryker Energy, LLC (20), (4)	Ohio/
	Oil and Gas
	Production
Subordinated revolving credit facility,
12.00% (21), 11/30/2011		$29,500	29,041	28,518	6.6%
Unitek (4)	Pennsylvania/
	Technical
	Services
Second lien debt, 12.75% (22),
12/27/2012		$11,500	11,337	11,337	2.6%
Wind River Resources Corp. and	Utah/
Wind River II Corp. (4)	Oil and Gas
	Production
Senior secured note, 13.00%, 7/31/2009		$15,000	15,000	14,690	3.4%
Total Non-Control/Non-Affiliate
Investments			287,535	285,660	66.4%
Total Portfolio Investments			496,805	497,530	115.8%
Money Market Funds
Fidelity Institutional Money market Funds -
Government Portfolio (Class I)		25,954,531	25,954	25,954	6.0%
First American Funds, Inc.- Prime
Obligations Fund (Class A) (4)		7,045,610	7,046	7,046	1.6%
Total Money Market Funds			33,000	33,000	7.6%
Total Investments			$529,805	$530,530	123.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS, CONTINUED
June 30, 2008
(in thousands, except share data)

Endnote Explanations for the Schedule of Investments as of June 30, 2008
____________________

(1) The securities in which we have invested were acquired in transactions that were exempt from registration under the Securities Act of 1933, as amended, or the “Securities Act.” These securities may be resold only in transactions that are exempt from registration under the Securities Act.

(2) Fair value is determined by or under the direction of our Board of Directors (Note 2).

(3) Gas Solutions Holdings, Inc. is a wholly-owned investment of us.

(4) Security, or portion thereof, is held as collateral for the credit facility with Rabobank Nederland (See Note 10). At June 30, 2008, the value of these investments was $369,418 which represents 86.0% of net assets.

(5) Entity was formed as a result of the debt restructuring of ESA Environmental Specialist, Inc.

(6) Loan is with Lisamarie Fallon, Inc., (d/b/a The Healing Staff) an affiliate of the Integrated Contract Services, Inc.

(7) The number of these warrants which are exercisable is contingent upon the length of time that passes before the bridge loan is repaid, 224 shares on August 11, 2008, 340 additional shares on October 11, 2008 and 574 additional shares on December 11, 2008.

(8) Interest rate is the greater of 16.5% or 12-Month LIBOR plus 11.0%; rate reflected is as of June 30, 2008.

(9) There are several entities involved in the Worcester Energy Partners, Inc. investment. We own 100 shares of common stock in Worcester Energy Holdings, Inc., or WEHI, representing 100%. WEHI, in turn, owns 51 membership certificates in Biochips LLC, which represents 51% ownership. We own 282 shares of common stock in Worcester Energy Co., Inc., or WECO, which represents 51% ownership. We own 1,665 shares of common stock in Worcester Energy Partners, Inc., or WEPI, which represents 51% ownership. We also own 1,000 of series A convertible preferred shares in WEPI. WECO, WEPI and Biochips LLC are joint borrowers on the term note issued to Prospect Capital. WEPI owns the equipment and operates the biomass generation facility. Biochips LLC currently has no material operations. WEPI owns 100 shares of common stock in Precision Logging and Landclearing, Inc., or Precision, which represents 100% ownership. Precision conducts all logging, processing and delivery operations to supply fuel to the biomass generation facility. As of March 31, 2008, our Board of Directors assessed a fair value of $1 for all of these equity positions.

(10) There are several entities involved in the Appalachian Energy investment. We own warrants the exercise of which will permit us to purchase 12,090 units of Class A common units of Appalachian Energy Holdings LLC, or AEH, at a nominal cost and in a near-immediate timeframe. We own 3,000 units of Series A preferred equity and 241 units of Series B preferred equity of AEH. The senior secured notes are with C & S Operating LLC and East Cumberland L.L.C., both operating companies owned by Appalachian Energy Holdings LLC.

(11) We own 99.9999% of AGC/PEP, LLC. AGC/PEP, LLC owns 2,000 out of a total of 64,027.25 shares of American Gilsonite Holding Company which owns 100% of American Gilsonite Company.

(12) Interest rate is the greater of 14.0% or 12-Month LIBOR plus 7.5%; rate reflected is as of June 30, 2008.

(13) We have an overriding royalty interest and net profits interest in the Portfolio Investment.

(14) Interest rate is the greater of 13.0% or 12-Month LIBOR plus 7.5%; rate reflected is as of June 30, 2008.

(15) We have a net profits interest in the Portfolio Investment.

(16) Interest rate is the greater of 13.0% or 12-Month LIBOR plus 7.5%; rate reflected is as of June 30, 2008.

(17) Interest rate is the greater of 13.0% or 3-Month LIBOR plus 6.11%; rate reflected is as of June 30, 2008.

(18) Interest rate is the greater of 12.5% or 3-Month LIBOR plus 7.5%; rate reflected is as of June 30, 2008.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS, CONTINUED
June 30, 2008
(in thousands, except share data)

(19) Interest rate is 3-Month LIBOR plus 8.0%; rate reflected is as of June 30, 2008.

(20) We have an overriding royalty interest in the Portfolio Investment.

(21) Interest rate is the greater of 12.0% or 12-Month LIBOR plus 7.0%; rate reflected is as of June 30, 2008.

(22) Interest rate is the greater of 12.75% or 3-Month LIBOR plus 7.25%; rate reflected is as of June 30, 2008.

(23) On June 30, 2008, we consolidated our holdings in four coal companies into Yatesville Coal Holdings, Inc., or Yatesville, and consolidated the operations under one management team. In the transaction, the debt that we held of C&A Construction, Inc. (which is part of the Whymore Coal Entities described below), Genesis Coal Corp., North Fork Collieries LLC and Unity Virginia Holdings LLC were exchanged for newly issued debt from Yatesville, and our ownership interests in C&A Construction Inc., E&L Construction, Inc., Whymore Coal Company Inc., Genesis Coal Corp. and North Fork Collieries LLC were exchanged for 100% of the equity of Yatesville. This reorganization allows for a better utilization of the assets in the consolidated group.

At June 30, 2008, Yatesville owns 100% of the membership interest of North Fork Collieries LLC. In addition, Yatesville holds a $5,721 note receivable from North Fork Collieries LLC. Our third party valuation consultant has estimated the value of the North Fork Collieries LLC investment in a range from $10,940 to $12,607.

Yatesville owns 75% of the common stock of Genesis Coal Corp. and holds a note receivable of $17,692 at June 30, 2008. Our third party valuation consultant has estimated the value of the Genesis Coal Corp investment in a range from $7,156 to $7,962.

Yatesville holds a note receivable of $3,902 from Unity Virginia Holdings LLC at June 30, 2008. Our third party valuation consultant has estimated the value of the Unity Virginia Holdings, LLC investment at zero.

There are several entities involved in Yatesville’s investment in the Whymore Coal Entities at June 30, 2008. Yatesville owns 10,000 shares of common stock or 100% of the equity and holds a $12,822 senior secured debt receivable from C&A Construction, Inc., or C&A, which owns the equipment. Yatesville owns 10,000 shares of common stock or 100% of the equity of E&L Construction, Inc., or E&L, which leases the equipment from C&A, employs the workers, is listed as the operator with the Commonwealth of Kentucky, mines the coal, receives revenues and pays all operating expenses. Yatesville owns 4,900 shares of common stock or 49% of the equity of Whymore Coal Company, Inc., or Whymore, which applies for and holds permits on behalf of E&L. Yatesville also own 4,285 Series A convertible preferred shares in each of C&A, E&L and Whymore. Additionally, Yatesville retains an option to purchase the remaining 51% of Whymore. Whymore and E&L are guarantors under the C&A credit agreement with Yatesville. Our third party valuation consultant has estimated the value of the Whymore Coal investment in a range from $4,463 to $5,105.

(24) Mistral Chip Holdings, LLC owns 45,300 shares out of 50,500 total shares outstanding of Chip Holdings, Inc., the parent company of Shearer’s Foods, Inc.

(25) Interest rate is 1-Month LIBOR plus 8.0%; rate reflected is as of June 30, 2008.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2007
(in thousands, except share data)

Portfolio Investments (1)	Locale/Industry	Par Value/ Shares	Cost	Fair Value (2)	% of Net Assets
Control Investments (25.00% or
greater of voting control)
Advantage Oilfield Group Ltd. (23)	Alberta,
	Canada/
	Construction
	Services
Common shares, Class A (3)		33	$ 220	$—	0.0%
Senior secured note, 15.00%
due 5/30/2009		$17,321	16,930	9,880	3.3%
Total			17,150	9,880	3.3%
C&J Cladding LLC (23)	Texas/Metal
	Services
Warrants, common shares,
expiring 3/30/2014		510	580	580	0.2%
Senior secured note, 14.00% (12)
due 3/31/2012		$6,000	5,249	5,249	1.7%
Total			5,829	5,829	1.9%
Gas Solutions Holdings, Inc. (4)	Texas/Gas
	Gathering and
	Processing
Common shares		100	4,878	26,100	8.7%
Subordinated secured note, 18.00%
due 12/22/2011 (23)		$18,400	18,400	18,400	6.1%
Total			23,278	44,500	14.8%
Genesis Coal Corp.	Kentucky/
	Mining
	and Coal
	Production
Common shares		63	23	1	0.0%
Warrants, preferred shares,
expiring 2/9/2016		1,000	33	1	0.0%
Senior secured note, 16.40% (5)
due 12/31/2010		$14,533	14,408	11,423	3.8%
Total			14,464	11,425	3.8%
NRG Manufacturing, Inc.	Texas/
	Manufacturing
Common shares		800	2,315	11,785	3.9%
Senior secured note, 16.50% (6)
due 8/31/2013 (23)		$10,080	10,080	10,080	3.4%
Total			12,395	21,865	7.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS, CONTINUED
June 30, 2007
(in thousands, except share data)

Portfolio Investments (1)	Locale/Industry	Par Value/ Shares	Cost	Fair Value (2)	% of Net Assets
R-V Industries, Inc.	Pennsylvania/
	Manufacturing
Common shares		545,107	$ 4,985	$4,985	1.6%
Warrants, common shares, expiring
6/30/2017		200,000	1,682	1,682	0.6%
Senior secured note, 15.00%
due 6/30/2017 (23)		$14,526	12,844	12,844	4.3%
Total			19,511	19,511	6.5%
Whymore Coal Company, Inc. (7)	Kentucky/
	Mining
	and Coal
	Production
Equity ownership		Various	111	1	0.0%
Senior secured note, 16.42% (8)
due 12/31/2010		$11,022	11,022	7,063	2.4%
Total			11,133	7,064	2.4%
Worcester Energy Partners, Inc. (9)	Maine/Biomass
	Power
Equity ownership		Various	137	1	0.0%
Senior secured note, 12.50%
due 12/31/2012		$26,774	26,596	25,046	8.3%
Total			26,733	25,047	8.3%
Total Control Investments			130,493	145,121	48.3%
Affiliate Investments (5.00% to
24.99% of voting control)
Appalachian Energy Holdings	West Virginia/
LLC (10) (23)	Construction
	Services
Series A preferred shares		200	104	104	0.0%
Warrants, expiring 2/14/2016		6,065	348	152	0.1%
Senior secured note, 14.00%,
plus 3.00% PIK due 1/31/2011		$5,358	5,169	5,169	1.7%
Total			5,621	5,425	1.8%
Iron Horse Coiled Tubing, Inc. (23)	Alberta,
	Canada/
	Production
	services
Common shares		93	$ 268	$268	0.1%
Senior secured note, 15.00%
due 4/19/2009		$9,250	8,932	8,932	3.0%
Total			9,200	9,200	3.1%
Total Affiliate Investments			14,821	14,625	4.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS, CONTINUED
June 30, 2007
(in thousands, except share data)

Portfolio Investments (1)	Locale/Industry	Par Value/ Shares	Cost	Fair Value (2)	% of Net Assets
Non-Control/Non-Affiliate
Investments (less than 5.00% of
voting control)
Arctic Acquisition Corp. (11) (23)	Texas/
	Production
	services
Warrants, common shares,
expiring 7/19/2012		596,251	507	507	0.2%
Warrants, Series A redeemable
preferred shares,
expiring 7/19/2012		1,054	507	507	0.2%
Senior secured note, 13.00%
due 7/19/2009		$13,301	12,656	12,656	4.2%
Total			13,670	13,670	4.6%
Central Illinois Energy, LLC (23)	Illinois/
	Biofuels/
	Ethanol
Senior secured note, 15.35% (13)
due 3/31/2014		$8,000	8,000	8,000	2.7%
Conquest Cherokee, LLC (14) (23)	Tennessee/
	Oil and Gas
	Production
Senior secured note, 13.00% (15)
due 5/5/2009		$10,200	$ 10,046	$10,046	3.3%
ESA Environmental Specialist, Inc. (23)	North Carolina/
	Contracting
Warrants, common shares,
expiring 4/11/2017		1,059	1	—	0.0%
Senior secured note, 14.00% (16)
due 4/11/2011		$12,200	12,200	4,428	1.5%
Senior secured note, 14.00% (16)
due 6/7/2008		$1,575	1,575	572	0.2%
Total			13,776	5,000	1.7%
Evolution Petroleum Corp. (17)	Texas/Oil and
	Gas Production
Common shares, unregistered		139,926	20	378	0.1%
H&M Oil & Gas, LLC (18) (23)	Texas/Oil and
	Gas Production
Senior secured note, 13.00% (19)
due 6/30/2010		$45,000	45,000	45,000	15.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS, CONTINUED
June 30, 2007
(in thousands, except share data)

Portfolio Investments (1)	Locale/Industry	Par Value/ Shares	Cost	Fair Value (2)	% of Net Assets
Jettco Marine Services LLC (18) (23)	Louisiana/
	Shipping
Subordinated secured note,
12.00% (20), plus 4.0% PIK
due 12/31/2011		$6,671	6,553	6,553	2.2%
Ken-Tex Energy Corp. (14) (23)	Texas/Oil and
	Gas Production
Senior secured note, 13.00%
due 6/4/2010		$10,750	10,750	10,750	3.6%
Miller Petroleum, Inc.	Tennessee/
	Oil and Gas
	Production
Warrants, common shares,
expiring 5/4/2010 to 6/30/2012		1,206,859	150	22	0.0%
Regional Management Corp. (23)	South Carolina/
	Financial
	Services
Subordinated secured note, 12.00%,
plus 2.0% PIK due 6/29/2012		$25,000	$ 25,000	$25,000	8.3%
Stryker Energy, LLC (21)	Ohio/Oil and
	Gas Production
Subordinated revolving credit facility,
12.43% (22) due 11/30/2011		$29,500	28,942	28,942	9.7%
TLOGH, L.P. (21)	Texas/Oil and
	Gas Production
Senior secured note, 13.00%,
Due 10/23/2009		$15,291	15,105	15,105	5.0%
Unity Virginia Holdings, LLC	Virginia/
	Mining
	and Coal
	Production
Subordinated secured note, 15.00%,
plus 15.00% PIK due 1/31/2009		$3,580	3,871	10	0.0%
Total Non-Control/Non-Affiliate
Investments			180,883	168,476	56.2%
Total Portfolio Investments			326,197	328,222	109.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS, CONTINUED
June 30, 2007
(in thousands, except share data)

Portfolio Investments (1)	Locale/Industry	Par Value/ Shares	Cost	Fair Value (2)	% of Net Assets
Money Market Funds
Fidelity Institutional Money Market
Funds - Government Portfolio
(Class I)		38,227,118	38,227	38,227	12.7%
First American Funds, Inc. - Prime
Obligations Fund (Class A)		289,000	289	289	0.1%
First American Funds, Inc. - Prime
Obligations Fund (Class Y)		3,243,731	3,244	3,244	1.1%
Total Money Market Funds			41,760	41,760	13.9%
Total Investments			$367,957	$369,982	123.3%

See notes to consolidated financial statements.

Endnote Explanations for the Schedule of Investments as of June 30, 2007
____________________

(1) The securities in which we have invested were acquired in transactions that were exempt from registration under the Securities Act of 1933, as amended, or the “Securities Act.” These securities may be resold only in transactions that are exempt from registration under the Securities Act.

(2) Fair value is determined by or under the direction of our Board of Directors (Note 2).

(3) We have the right to purchase 184 shares of Class A common shares at a purchase price of $1.00 per share in the event of a default under the credit agreement.

(4) Gas Solutions Holdings, Inc. is a wholly-owned investment of us.

(5) Interest rate is the greater of 15.0% or 6-Month LIBOR plus 11.0%; rate reflected is as of June 30, 2007.

(6) Interest rate is the greater of 16.5% or 12-Month LIBOR plus 11.0%; rate reflected is as of June 30, 2007.

(7) There are several entities involved in the Whymore investment. The senior secured debt is with C&A Construction, Inc. (“C&A”), which owns the equipment. E&L Construction, Inc. (“E&L”) leases the equipment from C&A, employs the workers, is listed as the operator with the Commonwealth of Kentucky, mines the coal, receives revenues and pays all operating expenses. Whymore Coal Company, Inc. (“Whymore”) applies for and holds permits on behalf of E&L. Whymore and E&L are guarantors under the C&A credit agreement with us. We own 10,000 shares of common stock of C&A (100% ownership), 10,000 shares of common stock of E&L (100% ownership), and 4,900 shares of common stock of Whymore (49% ownership). We own 4,285 Series A convertible preferred shares in each of C&A, E&L and Whymore. Additionally, we retain an option to purchase the remaining 51% of Whymore. As of June 30, 2007, our Board of Directors assessed a fair value of $1 for all of these equity positions.

(8) Interest rate is the greater of 15.0% or 5-Year US Treasury Note plus 11.5%; rate reflected is as of June 30, 2007.

(9) There are several entities involved in the Worcester Energy Company, Inc. investment. We own 100 shares of common stock in Worcester Energy Holdings, Inc. (“WEHI”) representing 100%. WEHI, in turn, owns 51 membership certificates in Biochips LLC, which represents 51% ownership. We own 282 shares of common stock in Worcester Energy Co., Inc. (“WECO”), which represents 51% ownership. We own 1,665 shares of common stock in Worcester Energy Partners, Inc. (“WEPI”), which represents 51% ownership. We also own 1,000 of series A convertible preferred shares in WEPI. WECO, WEPI and Biochips LLC are joint borrowers on the term note

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS, CONTINUED
June 30, 2007
(in thousands, except share data)

issued by us. WEPI owns the equipment and operates the biomass generation facility. Biochips LLC currently has no material operations. As of June 30, 2007, our Board of Directors assessed a fair value of $1 for all of these equity positions.

(10) There are several entities involved in the Appalachian Energy Holdings (“Appalachian Energy”) investment. We own 100 shares of Class A common stock of AEH Investment Corp. (“AEH”), 200 shares of Series A preferred stock of AEH and 6,065 warrants, expiring 2/14/2016 to purchase Class A common stock. The senior secured note is with C & S Operating LLC and East Cumberland L.L.C., both operating companies owned by Appalachian Energy Holdings LLC. AEH owns Appalachian Energy.

(11) The Portfolio Investment does business as Cougar Pressure Control.

(12) Interest rate is the greater of 14.0% or 12-Month LIBOR plus 7.5%; rate reflected is as of June 30, 2007.

(13) Interest rate is LIBOR plus 10.0%; rate reflected is as of June 30, 2007.

(14) We have an overriding royalty interest and net profits interest in the Portfolio Investment.

(15) Interest rate is the greater of 13.0% or 12-Month LIBOR plus 7.5%; rate reflected is as of June 30, 2007.

(16) Interest rate is the greater of 14.0% or 1-Month LIBOR plus 8.5%; rate reflected is as of June 30, 2007.

(17) Formerly known as Natural Gas Systems, Inc.

(18) We have a net profits interest in the Portfolio Investment.

(19) Interest rate is the greater of 13.0% or 12-Month LIBOR plus 7.5%; rate reflected is as of June 30, 2007.

(20) Interest rate is the greater of 13.0% or 3-Month LIBOR plus 6.11%; rate reflected is as of June 30, 2007.

(21) We have an overriding royalty interest in Portfolio Investment.

(22) Interest rate is the greater of 12.0% or 12-Month LIBOR plus 7.0%; rate reflected is as of June 30, 2007.

(23) Security, or portion thereof, is held as collateral for the credit facility with Rabobank Nederland (See Note 10). At June 30, 2007, the value of these investments was $195,966, which represents 65.3% of net assets.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(in thousands, except share and per share data)

Note 1. Organization

     References herein to “we”, “us” or “our” refer to Prospect Capital Corporation and its subsidiary unless the context specifically requires otherwise.

     We were formerly known as Prospect Energy Corporation, a Maryland corporation. We were organized on April 13, 2004 and were funded in an initial public offering, or IPO, completed on July 27, 2004. We are a closed-end investment company that has filed an election to be treated as a Business Development Company, or BDC, under the Investment Company Act of 1940 (the “1940 Act”). As a BDC, we have qualified and have elected to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code. We invest primarily in senior and subordinated debt and equity of companies in need of capital for acquisitions, divestitures, growth, development, project financings, recapitalizations, and other purposes.

     On May 15, 2007, we formed a wholly-owned subsidiary, Prospect Capital Funding, LLC, a Delaware limited liability company, for the purpose of holding certain of our loan investments in the portfolio which are used as collateral for our credit facility.

Note 2. Significant Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets, creditworthiness of our portfolio companies and any other parameters used in determining these estimates could cause actual results to differ.

     The statements include portfolio investments at fair value of $497,530 and $328,222 at June 30, 2008 and June 30, 2007, respectively. At June 30, 2008 and June 30, 2007, 115.8% and 109.4%, respectively, of our net assets represented portfolio investments whose fair values have been determined by the Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the Board of Directors’ determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

     The following are significant accounting policies consistently applied by us:

Consolidation

     Under the 1940 Act rules, the regulations pursuant to Article 6 of Regulation S-X, and the American Institute of Certified Public Accountants’ Audit and Accounting Guide for Investment Companies, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to us. Our June 30, 2008 financial statements include our accounts and the accounts of Prospect Capital Funding, LLC, our only wholly-owned, closely- managed subsidiary that is also an investment company. All intercompany balances and transactions have been eliminated in consolidation.

Investments

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(in thousands, except share and per share data)

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

3)	It is expected that most of the investments in our portfolio will not have actively traded markets. Debt and equity securities which do not have actively traded markets are valued with the assistance of an independent valuation service using a documented valuation policy and a valuation process that is consistently applied under the direction of our Board of Directors. The factors that may be taken into account in fairly valuing investments include, as relevant, the portfolio company’s ability to make payments, its estimated earnings and projected discounted cash flows, the nature and realizable value of any collateral, the sensitivity of the investments to fluctuations in interest rates, changes in the market interest rates, the financial environment in which the portfolio company operates, comparisons to securities of similar publicly traded companies, changes in interest rates for similar debt instruments, and other relevant factors. Due to the inherent uncertainty of determining the fair value of investments that are not actively traded, the fair value of these investments may differ significantly from the values that would have been used had an actively traded market existed for such investments, and any such differences could be material.

4)	In September 2006, the Financial Accounting Standards Board (“FASB”) issued a new pronouncement addressing fair value measurements, Statement of Financial Accounting Standards Number 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 becomes effective for fiscal years beginning after November 15, 2007; therefore, its first applicability to us will be for our upcoming fiscal year beginning July 1, 2008. We do not believe that the adoption of SFAS 157 will materially impact the amounts reported in our financial statements, however, additional disclosures will be required about the inputs used to develop the measurements and the effect of certain of the measurements reported to changes in net assets for a fiscal period.

5)	In February 2007, FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115”. SFAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 becomes effective for fiscal years beginning after November 15, 2007 and, therefore, is applicable for our upcoming fiscal year beginning July 1, 2008. Our management does not believe that the adoption of SFAS No. 159 will have a material impact on our financial statements.

6)	In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”. SFAS 161 is intended to improve financial reporting for derivative instruments by requiring enhanced disclosure that enables investors to understand how and why the entity uses derivatives, how derivatives are accounted for, and how derivative affect an entity’s results of operations, financial position, and cash flows. SFAS 161 becomes effective for fiscal years beginning after November 15, 2008 and, therefore, is applicable for our fiscal year beginning July 1, 2009. Our management does not believe that the adoption of SFAS No. 161 will have a material impact on our financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(in thousands, except share and per share data)

	7)	In March 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Our management does not believe that the adoption of SFAS No. 162 will have a material impact on our financial statements.

c)	Realized gains or losses on the sale of investments are calculated using the specific identification method.

d)	Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as interest income.

e)	Dividend income is recorded on the ex-dividend date.

f)	Structuring fees and similar fees are recognized as income as earned, usually when paid. Structuring fees, excess deal deposits, net profits interests and overriding royalty interest are included in other income.

g)	Loans are placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, are likely to remain current. As of June 30, 2008, approximately 0.9% of our net assets are in non-accrual status.

Federal and State Income Taxes

     We have elected to be treated as a regulated investment company and intend to continue to comply with the requirements of the Internal Revenue Code of 1986 (the “Code”), applicable to regulated investment companies. We are required to distribute at least 90% of our investment company taxable income and intend to distribute (or retain through a deemed distribution) all of our investment company taxable income and net capital gain to stockholders; therefore, we have made no provision for income taxes. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital.

     If we do not distribute (or are not deemed to have distributed) at least 98% of our annual taxable income in the year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual taxable income exceeds the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income.

     We adopted Financial Accounting Standards Board Interpretation No. 48 (‘‘FIN 48’’), Accounting for Uncertainty in Income Taxes. FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(in thousands, except share and per share data)

‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Adoption of FIN 48 was applied to all open tax years as of July 1, 2007. The adoption of FIN 48 did not have an effect on our net asset value, financial condition or results of operations as there was no liability for unrecognized tax benefits and no change to our beginning net asset value. As of June 30, 2008 and for the year then ended, we did not have a liability for any unrecognized tax benefits. Management’s determinations regarding FIN 48 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

Dividends and Distributions

     Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a dividend is approved by our Board of Directors each quarter and is generally based upon our management’s estimate of our earnings for the quarter. Net realized capital gains, if any, are distributed at least annually.

Financing Costs

     We record origination expenses related to our credit facility as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method over the stated life of the facility.

     We record registration expenses related to shelf filings as prepaid assets. These expenses consist principally of SEC registration, legal and accounting fees incurred through June 30, 2008 that are related to the shelf filings that will be charged to capital upon the receipt of the capital or charged to expense if not completed.

Guarantees and Indemnification Agreements

     We follow FASB Interpretation Number 45, “Guarantor’s” Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” (“FIN 45”). FIN 45 elaborates on the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, for those guarantees that are covered by FIN 45, the fair value of the obligation undertaken in issuing certain guarantees. FIN 45 did not have a material effect on the financial statements. Refer to Note 3 and Note 7 for further discussion of guarantees and indemnification agreements.

Per Share Information

     Net increase in net assets resulting from operations per common share, or Basic Earnings Per Share, are calculated using the weighted average number of common shares outstanding for the period presented. Diluted earnings per share are not presented as there are no potentially dilutive securities outstanding.

Reclassifications

     Certain reclassifications have been made in the presentation of the 2007 and 2006 consolidated financial statements to conform to the current year presentation.

Note 3. Portfolio Investments

     At June 30, 2008, 115.8% of our net assets or about $497,530 was invested in 29 long-term portfolio investments (including a net profits interest in Charlevoix Energy Trading LLC) and 7.6% of our net assets was invested in money market funds. The remainder (23.4%) of our net assets represented liabilities in excess of other assets. At June 30, 2007, 109.4% of our net assets or about $328,222 was invested in 24 long-term portfolio investments (including a net profits interest in Charlevoix Energy Trading LLC) and 13.9% of our net assets was invested in

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(in thousands, except share and per share data)

money market funds. The remainder (23.3%) of our net assets represented liabilities in excess of other assets. We are a non-diversified company within the meaning of the 1940 Act. We classify our investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual owns more than 25% or more of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through ownership of 5% or more but less than 25% of the outstanding voting securities of another person. As of June 30, 2008, we own controlling interests in Ajax Rolled Ring & Machine, or Ajax, C&J Cladding, LLC, or C&J, Gas Solutions Holdings, Inc., or GSHI, Integrated Contract Services, Inc., or Integrated, Iron Horse Coiled Tubing, Inc., or Iron Horse, NRG Manufacturing, Inc., or NRG, R-V Industries, Inc., or R-V, Worcester Energy Partners, Inc., or WEPI, and Yatesville Coal Holdings, Inc., or Yatesville. We also own an affiliated interest in Appalachian Energy Holdings, LLC, or AEH. We have no other controlled or affiliated investments.

     GSHI has indemnified us against any legal action arising from its investment in Gas Solutions, LP. We have incurred approximately $1,914 from the inception of the investment in GSHI through June 30, 2008 for fees associated with a legal action, and GSHI has reimbursed us for the entire amount. Of the $1,914 reimbursement $118, $178, and $941 are reflected as Dividend income: Control investments on the accompanying Consolidated Statements of Operations for the years ended June 30, 2008, June 30, 2007 and June 30, 2006, respectively. Additionally, certain other expenses incurred by us which are attributable to GSHI have been reimbursed by GSHI and are reflected as Dividend income: Control investments on the accompanying Consolidated Statements of Operations as $4,589, $2,578, and $2,226 for the years ended June 30, 2008, June 30, 2007 and June 30, 2006, respectively.

     Debt placements and interests in equity securities with an original cost basis of approximately $311,947, $167,255, and $83,625 were acquired during the years ended June 30, 2008, June 30, 2007 and June 30, 2006, respectively. Debt repayments and sales of equity securities with a cost basis of approximately $143,434, $36,458, and $9,651 were made during the years ended June 30, 2008, June 30, 2007 and June 30, 2006, respectively.

     From time to time, we provide guarantees for portfolio companies for payments to counterparties, usually as an alternative to investing additional capital. Currently, agreements for two guarantees and one indemnification are outstanding which are related to two portfolio companies categorized as Control Investments – Whymore Coal Company, Inc., now consolidated as part of Yatesville, and North Fork Collieries LLC, or North Fork. The two guarantees are related to Whymore with one in the amount of $3,478 for equipment leases and another of $416 for a “payment-over-time” contract for coal purchases. The contingent indemnification obligation arose from our acquisition of the assets of Traveler Coal, LLC, or Traveler, through our subsidiary, North Fork. Specifically, as part of that acquisition, we have agreed to indemnify the seller of those assets for personal guarantees that that seller had extended on behalf of Traveler. The amount of this contingency may reach $5,000. We also guarantee the obligation of WEPI as it relates to the Cousineau Forest Products, Inc. acting as the fuel provider to WEPI. The guaranty is limited to a maximum of $300.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(in thousands, except share and per share data)

Note 4. Other Investment Income

     Other investment income consists of structuring fees, overriding royalty interests, prepayment penalty on net profits interest, deal deposits, administrative agent fee, and other miscellaneous and sundry cash receipts. Income from such sources was $8,336 and $4,444 for the years ended June 30, 2008 and June 30, 2007, respectively. There was no such income for the year ended June 30, 2006.

	For the Year Ended
Income Source	June 30, 2008	June 30, 2007	June 30, 2006
Structuring fees	$4,751	$2,574	$—
Overriding royalty interests	1,819	196	—
Prepayment penalty on net profits interests	1,659	986	—
Deal deposit	49	688	—
Administrative agent fee	48	—	—
Miscellaneous	10	—	—
Other Investment Income	$8,336	$4,444	$—

Note 5. Equity Offerings and Related Expenses

     During the year ended June 30, 2008, we issued 9,400,000 shares of our common stock through public offerings, a registered direct offering, and through the exercises of an over-allotment options on the part of the underwriters. Offering expenses were charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us. The proceeds raised, the related underwriting fees, the offering expenses, and the prices at which common stocks were issued since inception are detailed in the table which follows:

Issuances of Common Stock	Number of Shares Issued	Gross Proceeds Raised	Underwriting Fees	Offering Expenses	Offering Price
June 2, 2008	3,250,000	$48,425	$2,406	$254	$14.900
March 31, 2008	1,150,000	$17,768	$759	$350	$15.450
March 28, 2008	1,300,000	19,786	—	350	15.220
November 13, 2007 over-allotment	200,000	$3,268	$163	$—	$16.340
October 17, 2007	3,500,000	57,190	2,860	551	16.340
January 11, 2007 over-allotment	810,000	$14,026	$688	$—	$17.315	(1)
December 13, 2006	6,000,000	106,200	5,100	279	17.700
August 28, 2006 over-allotment	745,650	$11,408	$566	$—	$15.300
August 10, 2006	4,971,000	76,056	3,778	595	15.300
August 27, 2004 over-allotment	55,000	$825	$58	$2	$15.000
July 27, 2004	7,000,000	105,000	7,350	1,385	15.000
____________________

(1) We declared a dividend of $0.385 per share between offering and over –allotment dates.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(in thousands, except share and per share data)

Note 6. Net Increase in Net Assets per Common Share

     The following information sets forth the computation of net increase in net assets resulting from operations per common share for the years ended June 30, 2008, 2007 and 2006, respectively.

	For the Year Ended
	June 30, 2008	June 30, 2007	June 30, 2006
Net increase in net assets resulting from operations	$27,591	$16,728	$12,896
Weighted average common shares outstanding	23,626,642	15,724,095	7,056,846
Net increase in net assets resulting
from operations per common share	$1.17	$1.06	$1.83

Note 7. Related Party Agreements and Transactions

Investment Advisory Agreement

     We have entered into an investment advisory and management agreement with Prospect Capital Management (the “Investment Advisory Agreement”) under which the Investment Adviser, subject to the overall supervision of our Board of Directors, manages the day-to-day operations of, and provides investment advisory services to, us. Under the terms of the Investment Advisory Agreement, our Investment Adviser: (i) determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes, (ii) identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); and (iii) closes and monitors investments we make.

     Prospect Capital Management’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. For providing these services the Investment Adviser receives a fee from us, consisting of two components: a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.00% on our gross assets (including amounts borrowed). For services currently rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters and appropriately adjusted for any share issuances or repurchases during the current calendar quarter.

     The Investment Adviser had previously voluntarily agreed to waive 0.5% of the base management fee if in the future the average amount of our gross assets for each of the two most recently completed calendar quarters at that time, appropriately adjusted for any share issuances, repurchases or other transactions during such quarters, exceeds $750,000,000, for that portion of the average amount of our gross assets that exceeds $750,000,000. The voluntary agreement by the Investment Adviser for such waiver for each fiscal quarter after December 31, 2007 has been terminated by the Investment Adviser.

     The total base management fees earned by and paid to Prospect Capital Management for the years ended June 30, 2008, June 30, 2007 and June 30, 2006 were $8,921, $5,445, and $2,082, respectively.

     The incentive fee has two parts. The first part, the income incentive fee, is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees and other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement described below, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(in thousands, except share and per share data)

discount, debt instruments with payment in kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a “hurdle rate” of 1.75% per quarter (7.00% annualized).

     Previously, our Investment Adviser had voluntarily agreed that for each fiscal quarter from January 1, 2005 to March 31, 2007, the quarterly hurdle rate was to be equal to the greater of (a) 1.75% and (b) a percentage equal to the sum of 25.0% of the daily average of the “quoted treasury rate” for each month in the immediately preceding two quarters plus 0.50%. “Quoted treasury rate” means the yield to maturity (calculated on a semi-annual bond equivalent basis) at the time of computation for Five Year U.S. Treasury notes with a constant maturity (as compiled and published in the most recent Federal Reserve Statistical Release H). These calculations were to be appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter. The voluntary agreement by the Investment Adviser that the hurdle rate be fluctuating for each fiscal quarter after January 1, 2005 (as discussed above) was terminated by the Investment Adviser as of the June 30, 2007, quarter. The investment adviser had also voluntarily agreed that, in the event it is paid an incentive fee at a time when our common stock is trading at a price below $15 per share for the immediately preceding 30 days (as adjusted for stock splits, recapitalizations and other transactions), it will cause the amount of such incentive fee payment to be held in an escrow account by an independent third party, subject to applicable regulations. The Investment Adviser had further agreed that this amount may not be drawn upon by the Investment Adviser or any affiliate or any other third party until such time as the price of our common stock achieves an average 30 day closing price of at least $15 per share. The Investment Adviser also had voluntarily agreed to cause 30% of any incentive fee that it is paid and that is not otherwise held in escrow to be invested in shares of our common stock through an independent trustee. Any sales of such stock were to comply with any applicable six month holding period under Section 16(b) of the Securities Act and all other restrictions contained in any law or regulation, to the fullest extent applicable to any such sale. These two voluntary agreements by the Investment Adviser have been terminated by the Investment Adviser for all incentive fees after December 31, 2007.

     The net investment income used to calculate this part of the incentive fee is also included in the amount of the gross assets used to calculate the 2.00% base management fee. We pay the Investment Adviser an income incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

  no incentive fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate;

  100.00% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 125.00% of the quarterly hurdle rate in any calendar quarter (8.75% annualized assuming a 7.00% annualized hurdle rate); and

  20.00% of the amount of our pre-incentive fee net investment income, if any, that exceeds 125.00% of the quarterly hurdle rate in any calendar quarter (8.75% annualized assuming a 7.00% annualized hurdle rate).

     These calculations are appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

     The second part of the incentive fee, the capital gains incentive fee, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.00% of our realized capital gains for the calendar year, if any, computed net of all realized capital losses and unrealized capital depreciation at the end of such year. In determining the capital gains incentive fee payable to the Investment Adviser, we calculate the aggregate realized capital gains, aggregate realized capital losses and aggregate unrealized capital depreciation, as applicable, with respect to each investment that has been in its portfolio. For the purpose of this calculation, an “investment” is defined as the total of all rights and claims which maybe asserted against a portfolio company arising from our participation in the debt, equity,

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(in thousands, except share and per share data)

and other financial instruments issued by that company. Aggregate realized capital gains, if any, equals the sum of the differences between the aggregate net sales price of each investment and the aggregate cost basis of such investment when sold or otherwise disposed. Aggregate realized capital losses equal the sum of the amounts by which the aggregate net sales price of each investment is less than the aggregate cost basis of such investment when sold or otherwise disposed. Aggregate unrealized capital depreciation equals the sum of the differences, if negative, between the aggregate valuation of each investment and the aggregate cost basis of such investment as of the applicable calendar year-end . At the end of the applicable calendar year, the amount of capital gains that serves as the basis for our calculation of the capital gains incentive fee involves netting aggregate realized capital gains against aggregate realized capital losses on a since-inception basis and then reducing this amount by the aggregate unrealized capital depreciation. If this number is positive, then the capital gains incentive fee payable is equal to 20.00% of such amount, less the aggregate amount of any capital gains incentive fees paid since inception.

     $11,278, $5,781, and $1,786 income incentive fees were earned for the years ended June 30, 2008, June 30, 2007 and June 30, 2006, respectively. No capital gains incentive fees were earned for years ended June 30, 2008, June 30, 2007 and June 30, 2006.

Administration Agreement

     We have also entered into an Administration Agreement with Prospect Administration, LLC (“Prospect Administration”) under which Prospect Administration, among other things, provides (or arranges for the provision of) administrative services and facilities for us. For providing these services, we reimburse Prospect Administration for our allocable portion of overhead incurred by Prospect Administration in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of our chief compliance officer and chief financial officer and their respective staffs. Under this agreement, Prospect Administration furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Prospect Administration also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Prospect Administration assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, Prospect Administration also provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Prospect Administration is a wholly owned subsidiary of our Investment Adviser.

     The Administration Agreement provides that, absent willful misfeasance, bad faith or negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, Prospect Administration and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of Prospect Administration’s services under the Administration Agreement or otherwise as administrator for us.

     Prospect Administration, pursuant to the approval of our Board of Directors, has engaged Vastardis Fund Services LLC (“Vastardis”) to serve as our sub-administrator to perform certain services required of Prospect Administration. This engagement began in May 2005 and ran on a month-to-month basis at the rate of $25 annually, payable monthly. Under the sub-administration agreement, Vastardis provides us with office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities. Vastardis also conducts relations with custodians, depositories, transfer agents, dividend disbursing agents, other stockholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(in thousands, except share and per share data)

other persons in any such other capacity deemed to be necessary or desirable. Vastardis provides reports to the Administrator and the Directors of its performance of obligations and furnishes advice and recommendations with respect to such other aspects of our business and affairs as it shall determine to be desirable. Under the revised and renewed sub-administration agreement, Vastardis also provides the service of William E. Vastardis as our Chief Financial Officer, or CFO. This service was formerly provided at the rate of $225 annually, payable monthly. In May 2006, the engagement was revised and renewed as an asset-based fee with a $400 annual minimum, payable monthly. Vastardis does not provide any advice or recommendation relating to the securities and other assets that we should purchase, retain or sell or any other investment advisory services to us. Vastardis is responsible for the financial and other records that either the Administrator on our behalf or we are required to maintain and prepares reports to stockholders, and reports and other materials filed with the SEC. In addition, Vastardis assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns, and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.

     Under the sub-administration agreement, Vastardis and its officers, partners, agents, employees, controlling persons, members, and any other person or entity affiliated with Vastardis, are not liable to the Administrator or us for any action taken or omitted to be taken by Vastardis in connection with the performance of any of its duties or obligations or otherwise as sub-administrator for the Administrator on our behalf. The agreement also provides that, absent willful misfeasance, bad faith or negligence in the performance of Vastardis’ duties or by reason of the reckless disregard of Vastardis’ duties and obligations, Vastardis and its officers, partners, agents, employees, controlling persons, members, and any other person or entity affiliated with Vastardis are entitled to indemnification from the Administrator and us. All damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of the Administrator or us or our security holders) arising out of or otherwise based upon the performance of any of Vastardis’ duties or obligations under the agreement or otherwise as sub-administrator for the Administrator on our behalf are subject to such indemnification.

Managerial Assistance

As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We have received $692, $452, $193 in managerial assistance fees for the years ended June 30, 2008, June 30, 2007, and June 30, 2006, respectively. These fees are paid to the Administrator.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(in thousands, except share and per share data)

Note 8. Financial Highlights

	Year Ended June 30, 2008	Year Ended June 30, 2007	Year Ended June 30, 2006	Year Ended June 30, 2005	Year Ended June 30, 2004 (3)
Per Share Data (1):
Net asset value at beginning of period	$15.04	$15.31	$14.59	$(0.01)	$—
Costs related to the initial public offering	—	—	0.01	(0.21)	—
Costs related to the secondary public offering	(0.07)	(0.06)	—	—	—
Net investment income	1.91	1.47	1.21	0.34	—
Realized gain (loss)	(0.69)	0.12	0.04	—	—
Net unrealized appreciation (depreciation)	(0.05)	(0.52)	0.58	0.90	—
Net increase in net assets as a result of public offering	—	0.26	—	13.95	—
Dividends declared and paid	(1.59)	(1.54)	(1.12)	(0.38)	—
Net asset value at end of period	$14.55	$15.04	$15.31	$14.59	$—
Per share market value at end of period	$13.18	$17.47	$16.99	$12.60	$—
Total return based on market value (2)	(15.90%)	12.65%	44.90%	(13.46%)	—
Total return based on net asset value (2)	7.84%	7.62%	12.76%	7.40%	—
Shares outstanding at end of period	29,520,379	19,949,065	7,069,873	7,055,100	—
Average weighted shares outstanding for period	23,626,642	15,724,095	7,056,846	7,055,100	—

Ratio / Supplemental Data:
Net assets at end of period (in thousands)	$429,623	$300,048	$108,270	$102,967	$—
Annualized ratio of operating expenses to average net assets	9.62%	7.36%	8.19%	5.52%	—
Annualized ratio of net operating income to average net assets	12.66%	9.71%	7.90%	8.50%	—
____________________

(1) Financial highlights are based on weighted average shares.

(2) Total return based on market value is based on the change in market price per share between the opening and ending market prices per share in each period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in each period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. The total returns are not annualized.

(3) Financial Highlights as of June 30, 2004 are considered not applicable as the initial offering of common stock did not occur as of this date.

Note 9. Litigation

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

     On December 6, 2004, Dallas Gas Partners, L.P. (“DGP”) served us with a complaint filed November 30, 2004 in the U.S. District for the Southern District of Texas, Galveston Division. DGP alleges that DGP was defrauded and that we breached our fiduciary duty to DGP and tortiously interfered with DGP’s contract to purchase Gas Solutions, Ltd. (a subsidiary of our portfolio company, GSHI) in connection with our alleged agreement in September 2004 to loan DGP funds with which DGP intended to buy Gas Solutions, Ltd. for approximately $26,000. The complaint sought relief not limited to $100,000. On November 30, 2005, U.S. Magistrate Judge John R. Froeschner of the U.S. District Court for the Southern District of Texas, Galveston Division, issued

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(in thousands, except share and per share data)

a recommendation that the court grant our Motion for Summary Judgment dismissing all claims by DGP. On February 21, 2006, U.S. District Judge Samuel Kent of the U.S. District Court for the Southern District of Texas, Galveston Division issued an order granting our Motion for Summary Judgment dismissing all claims by DGP, against us. On May 16, 2007, the Court also granted us summary judgment on DGP’s liability to us on our counterclaim for DGP’s breach of a release and covenant not to sue. On January 4, 2008, the Court, Judge Melinda Harmon presiding, granted our motion to dismiss all DGP’s claims asserted against certain of our officers and affiliates. On August 20, 2008, Judge Harmon entered a Final Judgment dismissing all of DGP’s claims. Our damage claims against DGP remain pending.

     In May 2006, based in part on unfavorable due diligence and the absence of investment committee approval, we declined to extend a loan for $10 million to a potential borrower (“plaintiff”). Plaintiff was subsequently sued by its own attorney in a local Texas court for plaintiff’s failure to pay fees owed to its attorney. In December 2006, plaintiff filed a cross-action against us and certain affiliates (the “defendants”) in the same local Texas court, alleging, among other things, tortious interference with contract and fraud. We petitioned the United States District Court for the Southern District of New York (the “District Court”) to compel arbitration and to enjoin the Texas action. In February 2007, our motions were granted. Plaintiff appealed that decision. On July 24, 2008, the Second Circuit Court of Appeals affirmed the judgement of the District Court. The arbitration commenced in July 2007 and concluded in late November 2007. Post-hearing briefings were completed in February 2008. On April 14, 2008, the arbitrator rendered an award in our favor, rejecting all of plaintiff’s claims. On April 18, 2008, we filed a petition before the District Court to confirm the award, which is now pending.

Note 10. Revolving Credit Agreements

     On February 21, 2006, we entered into a $20,000 senior secured revolving credit facility (the “Previous Credit Facility”) with Bank of Montreal as administrative agent and Harris Nesbitt Corp. as sole lead arranger and sole book runner. The Previous Credit Facility supplemented our equity capital and provided funding for additional portfolio investments. All amounts borrowed under the Previous Credit Facility would have matured, and all accrued and unpaid interest thereunder would have been due and payable within six months of the date of the borrowing. The Previous Credit Facility had a termination date of August 21, 2006. On May 11, 2006, the Previous Credit Facility was increased to $30,000.

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

     On June 6, 2007, we closed on a $200,000 three-year revolving credit facility (as amended on December 31, 2007) with Rabobank Nederland as administrative agent and sole lead arranger (the “Rabobank Facility”). The Rabobank Facility refinanced the $50,000 Facility with HSH Nordbank AG. Interest on the Rabobank Facility is charged at LIBOR plus 175 basis points. Additionally, Rabobank charges a fee on the unused portion of the facility. Through November 30, 2007, this fee is assessed at the rate of 37.5 basis points per annum of the amount of that unused portion; after that date, this rate increases to 50.0 basis points per annum if that unused portion is greater than 50% of the total amount of the facility. At June 30, 2008, the investments used as collateral for the Rabobank Facility had an aggregate market value of $369,418, which represents 86.0% of net assets.

     As of June 30, 2008, we had drawn down $91,167 on the Rabobank Facility.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(in thousands, except share and per share data)

Note 11. Selected Quarterly Financial Data (Unaudited)

	Investment Income		Net Investment Income		Net Realized and Unrealized Gains (Losses)		Net Increase (Decrease) in Net Assets from Operations

Quarter Ended	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)

September 30, 2005	3,109	0.44	1,415	0.20	58	0.01	1,473	0.21
December 31, 2005	3,935	0.56	2,040	0.29	488	0.07	2,528	0.36
March 31, 2006	4,026	0.57	2,126	0.30	829	0.12	2,955	0.42
June 30, 2006	5,799	0.82	2,977	0.42	2,963	0.42	5,940	0.84

September 30, 2006	6,432	0.65	3,274	0.33	690	0.07	3,964	0.40
December 31, 2006	8,171	0.60	4,493	0.33	(1,553)	(0.11)	2,940	0.22
March 31, 2007	12,069	0.61	7,015	0.36	(2,039)	(0.10)	4,976	0.26
June 30, 2007	14,009	0.70	8,349	0.42	(3,501)	(0.18)	4,848	0.24

September 30, 2007	15,391	0.77	7,865	0.39	685	0.04	8,550	0.43
December 31, 2007	18,563	0.80	10,660	0.46	(14,346)	(0.62)	(3,686)	(0.16)
March 31, 2008	22,000	0.92	12,919	0.54	(14,178)	(0.59)	(1,259)	(0.05)
June 30, 2008	23,448	0.85	13,669	0.50	10,317	0.38	23,986	0.88

____________________

(1) Per share amounts are calculated using weighted average shares during period.

Note 12. Subsequent Events

     On July 3, 2008, we exercised our warrant for 4,960,585 shares of common stock in Deep Down, Inc. As permitted by the terms of the warrant, we elected to make this exercise on a cashless basis entitling us to 2,618,129 common shares. On August 1, 2008, we sold all the shares acquired receiving $1,649 of net proceeds.

     On August 1, 2008, we provided $7,400 in debt financing to Castro Cheese Company, Inc., or Castro, based in Houston, Texas. Castro is a leading manufacturer, marketer, and distributor of Hispanic cheeses and creams.

     On August 4, 2008, we provided $15,000 in debt financing to support the take-private acquisition of the TriZetto Group, or TriZetto. TriZetto is a leading healthcare information technology company.

     On August 26, 2008, we provided a $26,000 senior secured debt financing and co-invested $2,300 in equity alongside Great Point Partners, LLC (“Great Point”) in its growth recapitalization of BNN Holdings Corp. d/b/a Biotronic NeuroNetwork (“Biotronic”), based in Ann Arbor, Michigan. Biotronic is the largest independent national provider of intra-operative neurophysiological monitoring services.

     On August 27, 2008, R-V Industries repaid the $7,526 debt that it owed us.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures.

     As of June 30, 2008, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Report of Management on Internal Control Over Financial Reporting

     Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2008. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

     Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008 based upon criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of June 30, 2008 based on the criteria on Internal Control — Integrated Framework issued by COSO.

     Our management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2008 has been audited by BDO Seidman LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Prospect Capital Corporation
New York, New York

     We have audited Prospect Capital Corporation’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Prospect Capital Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Report of Management on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

     In our opinion, Prospect Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of assets and liabilities of Prospect Capital Corporation as of June 30, 2008 and 2007, and the related consolidated statements of income, changes in net assets, and cash flows for each of the three years in the period ended June 30, 2008 and our report dated, September 4, 2008 expressed an unqualified opinion thereon.

New York, New York
September 4, 2008

Item 9B. Other Information

     None.

PART III

     We will file a definitive Proxy Statement for our 2008 Annual Meeting of Stockholders, or the 2008 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2008 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

     The information required by Item 10 is hereby incorporated by reference from our 2008 Proxy Statement.

Code of Ethics

     We and Prospect Capital Management have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. For information on how to obtain a copy of each code of ethics, see “Available Information” in Part I, Item 1 of this report.

Item 11. Executive Compensation.

     The information required by Item 11 is hereby incorporated by reference from our 2008 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information required by Item 12 is hereby incorporated by reference from our 2008 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

     The information required by Item 13 is hereby incorporated by reference from our 2008 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

     The information required by Item 14 is hereby incorporated by reference from our 2008 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibits

     The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

3.1	Articles of Amendment and Restatement (1).

3.2	Amended and Restated Bylaws (1).

4.1	Form of Share Certificate (1).

10.1	Investment Advisory Agreement between Registrant and Prospect Capital Management LLC (1).

10.2	Custodian Agreement (2).

10.3	Administration Agreement between Registrant and Prospect Administration LLC (1).

10.4	Transfer Agency and Service Agreement (2).

10.5	Dividend Reinvestment Plan (1).

10.6	License Agreement between Registrant and Prospect Capital Management LLC (1).

10.7	Loan and Servicing Agreement dated June 6, 2007 among Prospect Capital Funding LLC, Prospect Capital Corporation, the lenders from time to time party thereto and Coöperative Centrale Raisseisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch (6).

10.8	First Amendment to Loan and Servicing Agreement dated December 31, 2007 among Prospect Capital Funding LLC, Prospect Capital Corporation, and Coöperative Centrale Raisseisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch (7).

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).

12	Computation of Ratios (included in the notes to the financial statements contained in this report).

14	Code of Conduct (3)

16	Letter regarding change in certifying accountant (4).

21	Subsidiaries of the Registrant: (included in the notes to the consolidated financial statements contained in this annual report). (8)

22.1	Proxy Statement (5).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

____________________

* Filed herewith.

(1) Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-114522), filed on July 6, 2004.

(2) Incorporated by reference to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-114522), filed on July 23, 2004.

(3) Incorporated by reference from the Registrant’s Form 10-K filed on September 28, 2006.

(4) Incorporated by reference to the form 8-K/A (File No. 814-00659), filed on January 21, 2005.

(5) Incorporated by reference from the Registrant’s Proxy Statement filed on October 19, 2006.

(6) Incorporated by reference from the Registrant’s Registration Statement on Form N-2 (File No. 333-143819) filed on September 5, 2007.

(7) Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on February 11, 2008.

(8) Incorporated by reference from the Registrant’s Form 10-K filed on September 28, 2007.

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized September 4, 2008.

PROSPECT CAPITAL CORPORATION
By:

/s/ John F. Barry III

John F. Barry III
Chief Executive Officer and Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ John F. Barry III	Chairman of the Board,	September 8, 2008
John F. Barry, III	Chief Executive Officer,
Director

/s/ William E. Vastardis	Chief Financial Officer	September 8, 2008
William E. Vastardis

/s/ M. Grier Eliasek	President,	September 8, 2008
M. Grier Eliasek	Chief Operations Officer,
Director

/s/ William J. Gremp	Director	September 8, 2008
William J. Gremp

/s/ F. Lee Liebolt, Jr.	Director	September 8, 2008
F. Lee Liebolt, Jr.

/s/ Walter V.E. Parker	Director	September 8, 2008
Walter V.E. Parker