Form 10-Q
period 2008-09-30
PROSPECT CAPITAL CORP
filed 2008-11-10
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2008

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

     The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of October 31, 2008 was 29,637,928.

PROSPECT CAPITAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2008
TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
September 30, 2008 and June 30, 2008
(in thousands, except share and per share data)

	September 30, 2008 (Unaudited)	June 30, 2008 (Audited)
Assets
Investments at fair value (cost of $559,727 and $496,805, respectively, Note 3)
Control investments (cost of $204,064 and $203,661, respectively)	$202,324	$205,827
Affiliate investments (cost of $33,354 and $5,609, respectively)	33,392	6,043
Non-control/Non-affiliate investments (cost of $322,309 and $287,535,
respectively)	313,587	285,660
Total investments at fair value	549,303	497,530

Investments in money market funds	28,658	33,000
Cash	1,269	555
Receivables for:
Interest	5,516	4,094
Dividends	230	4,248
Loan principal	63	71
Managerial assistance	382	380
Potential deal expenses	303	—
Other	232	187
Prepaid expenses	346	273
Deferred financing costs	1,416	1,440
Total Assets	587,718	541,778

Liabilities
Credit facility payable	131,667	91,167
Dividends payable	11,882	11,845
Due to Prospect Administration (Note 7)	1,038	695
Due to Prospect Capital Management (Note 7)	8,631	5,946
Accrued expenses	994	1,104
Other liabilities	1,767	1,398
Total Liabilities	155,979	112,155

Net Assets	$431,739	$429,623

Components of Net Assets
Common stock, par value $0.001 per share (100,000,000 and 100,000,000 common shares authorized, respectively; 29,520,379 and 29,520,379 issued
and outstanding, respectively)	$30	$30
Paid-in capital in excess of par	441,332	441,332
Undistributed net investment income	13,128	1,508
Accumulated realized losses on investments	(12,327)	(13,972)
Unrealized (depreciation) appreciation on investments	(10,424)	725
Net Assets	$431,739	$429,623

Net Asset Value Per Share	$14.63	$14.55

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
September 30, 2008 and September 30, 2007
(in thousands, except share and per share data)
(Unaudited)

	For Three Months Ended
	September 30, 2008	September 30, 2007
Investment Income
Interest income:
Control investments (Net of foreign withholding tax of $47 and $89,
respectively)	$6,722	$5,063
Affiliate investments (Net of foreign withholding tax of $0 and $35,
respectively)	560	667
Non-control/non-affiliate investments	10,274	7,102
Total interest income	17,556	12,832

Dividend income:
Control investments	4,584	1,450
Money market funds	139	168
Total dividend income	4,723	1,618

Other income: (See Note 4)
Control/affiliate investments	744	10
Non-control/non-affiliate investments	12,776	931
Total other income	13,520	941
Total Investment Income	35,799	15,391

Operating Expenses
Investment advisory fees:
Base management fee (Note 7)	2,823	1,866
Income incentive fee (Note 7)	5,875	1,966
Total investment advisory fees	8,698	3,832

Interest and credit facility expenses	1,518	1,238
Chief Financial, Chief Compliance Officer and Sub-administration fees	250	186
Legal fees	597	1,206
Valuation services	160	113
Sarbanes-Oxley compliance expenses	2	10
Audit and tax related fees	175	250
Allocation of overhead from Prospect Administration (Note 7)	588	260
Insurance expense	61	64
Directors’ fees	81	55
Other general and administrative expenses	167	312

Total Operating Expenses	12,297	7,526

Net Investment Income	23,502	7,865

Net realized gain (loss) on investments	1,645	(11)
Net change in unrealized appreciation/depreciation on investments	(11,149)	696
Net Increase in Net Assets Resulting from Operations	$13,998	$8,550

Net increase in net assets resulting from operations per share:	$0.47	$0.43
Dividends declared per share:	$0.40	$0.39

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
September 30, 2008 and September 30, 2007
(in thousands, except share data)
(Unaudited)

	For Three Months Ended
	September 30, 2008	September 30, 2007
Increase in Net Assets from Operations:
Net investment income	$23,502	$7,865
Net realized gain (loss) on investments	1,645	(11)
Net change in unrealized appreciation/depreciation on investments	(11,149)	696
Net Increase in Net Assets Resulting from Operations	13,998	8,550

Dividends to Shareholders:	(11,882)	(7,830)

Capital Share Transactions:
Reinvestment of dividends	—	1,243

Net Increase in Net Assets Resulting from Capital Share Transactions	—	1,243

Total Increase in Net Assets:	2,116	1,963
Net assets at beginning of period	429,623	300,048
Net Assets at End of Period	$431,739	$302,011

Capital Share Activity:
Shares issued through reinvestment of dividends	—	72,073
Net increase in capital share activity	—	72,073
Shares outstanding at beginning of period	29,520,379	19,949,065

Shares Outstanding at End of Period	29,520,379	20,021,138

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
September 30, 2008 and September 30, 2007
(in thousands, except share data)
(Unaudited)

	For The Three Months Ended
	September 30, 2008	September 30, 2007
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$13,998	$8,550
Net realized (gain) loss on investments	(1,645)	11
Net change in unrealized appreciation/depreciation on investments	11,149	(696)
Accretion of original issue discount on investments	(1,770)	(894)
Amortization of deferred financing costs	180	186
Gain on settlement of net profits interest	(12,576)	—

Change in operating assets and liabilities:
Payments for purchases of investments	(57,460)	(40,243)
Payment-In-Kind interest	(420)	(151)
Proceeds from sale of investments and collection of investment principal	10,949	17,949
Purchases of cash equivalents	(9,999)	(129,975)
Sales of cash equivalents	9,999	129,964
Net investments in money market funds	4,342	30,412
Increase in interest receivable	(1,422)	(934)
Decrease in dividends receivable	4,018	199
Decrease (increase) in loan principal receivable	8	(125)
Increase in receivable for managerial assistance	(2)	—
(Increase) decrease in receivable for potential deal expenses	(303)	1,625
(Increase) decrease in other receivables	(45)	13
(Increase) decrease in due from prepaid expenses	(73)	217
Decrease in payables for securities purchased	—	(70,000)
Increase in due to Prospect Administration	343	88
Increase (decrease) in due to Prospect Capital Management	2,685	(198)
(Decrease) increase in accrued expenses	(110)	921
Increase in other liabilities	369	503

Net Cash Used In Operating Activities:	(27,785)	(52,578)

Cash Flows from Financing Activities:
Borrowings under credit facility	47,500	59,962
Payments under credit facility	(7,000)	—
Financing costs paid and deferred	(156)	(400)
Decrease in deferred offering costs	—	(397)
Dividends paid	(11,845)	(6,587)
Net Cash Provided By Financing Activities:	28,499	52,578

Total Increase in Cash	714	—
Cash balance at beginning of period	555	—
Cash Balance at End of Period	$1,269	$—

Cash Paid For Interest	$1,250	$734

Non-Cash Financing Activity:
Amount of shares issued in connection with dividend reinvestment plan	$—	$1,243

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2008 and June 30, 2008
(in thousands, except share data)

			September 30, 2008 (unaudited)
Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares Ownership %	Cost	Fair Value (2)	% of Net Assets
Control Investments (25.00% or greater of voting control)

Ajax Rolled Ring & Machine	South Carolina/
	Manufacturing
Common Shares (7 total unrestricted
common shares outstanding and
803.18 restricted common shares
outstanding)		6	$—	$—	0.0%
Preferred shares (7,222.6 total preferred
shares outstanding)		6,142.6	6,112	6,112	1.4%
Senior secured note, 10.50%, 4/01/2013
(4), (28)		$21,817	21,817	21,817	5.1%
Subordinated secured note, 11.50%
plus 6.00% PIK, 4/01/2013 (4), (29)		$11,500	11,500	11,500	2.7%

Total			39,429	39,429	9.2%

C&J Cladding LLC (4)	Texas/Metal
	Services
Warrant, common shares, expiring
3/30/2014 (1,000 total company units
outstanding)		400	580	3,699	0.9%
Senior secured note, 14.00%,
3/30/2012 (12)		$4,350	3,644	4,122	1.0%

Total			4,224	7,821	1.9%

Gas Solutions Holdings, Inc. (3)	Texas/Gas
	Gathering and
	Processing
Common shares (100 total common
shares outstanding)		100	5,242	43,454	10.1%
Subordinated secured note, 18.00%,
12/22/2009 (4)		$20,000	20,000	20,000	4.6%

Total			25,242	63,454	14.7%

Integrated Contract Services, Inc. (5)	North Carolina/
	Contracting
Common stock (100 total common shares
outstanding)		49	594	—	0.0%
Series A preferred shares (10 total Series A
preferred shares outstanding)		10	—	—	0.0%
Junior secured note, 7.00% plus 7.00% PIK, 9/30/2010		$14,003	14,003	3,030	0.7%
Senior secured note, 7.00% plus 7.00% PIK, 9/30/2010		$800	800	800	0.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2008 and June 30, 2008
(in thousands, except share data)

			September 30, 2008 (unaudited)
Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares Ownership %	Cost	Fair Value (2)	% of Net Assets
Control Investments (25.00% or greater of voting control)

Senior demand note, 15.00%,
6/30/2009 (6)		$1,170	1,170	1,170	0.3%

Total			16,567	5,000	1.2%

Iron Horse Coiled Tubing, Inc.	Alberta, Canada/
	Production
	Services
Common shares (2,231 total common
shares outstanding)		1,781	$268	$1	0.0%
Senior secured note, 15.00%, 4/19/2009		$9,250	9,139	8,180	1.9%
Bridge Loan, 15.00% plus 3.00% PIK,
12/11/2008		$5,228	5,228	4,619	1.1%

Total			14,635	12,800	3.0%

NRG Manufacturing, Inc.	Texas/
	Manufacturing
Common shares (1,000 total common
shares outstanding)		800	2,317	8,656	2.0%
Senior secured note, 16.50%, 8/31/2011
(4), (8)		$13,080	13,080	13,080	3.0%

Total			15,397	21,736	5.0%

R-V Industries, Inc.	Pennsylvania/
	Manufacturing
Common shares (800,000 total common
shares outstanding)		545,107	5,068	8,772	2.0%
Warrants, common shares, expiring
6/30/2017		200,000	1,682	3,219	0.7%

Total			6,750	11,991	2.7%

Worcester Energy Partners, Inc. (9)	Maine/Biomass
	Power
Equity ownership		—	813	1	0.0%
Senior secured note, 12.50%, 12/31/2012		$39,617	39,505	12,201	2.8%

Total			40,318	12,202	2.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2008 and June 30, 2008
(in thousands, except share data)

			September 30, 2008 (unaudited)
Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares Ownership %	Cost	Fair Value (2)	% of Net Assets
Control Investments (25.00% or greater of voting control)

Yatesville Coal Holdings, Inc. (23)	Kentucky/
	Mining and Coal
	Production
Common stock (1,000 total common
shares outstanding)		1,000	$359	$—	0.0%
Junior secured note, 15.68%, 12/31/2010		$31,143	31,143	17,891	4.1%
Senior secured note, 15.68%, 12/31/2010		$10,000	10,000	10,000	2.3%

Total			41,502	27,891	6.4%

Total Control Investments			204,064	202,324	46.9%

Affiliate Investments (5.00% to 24.99% of voting control)

Appalachian Energy Holdings LLC (10), (4)	West Virginia/
	Construction
	Services
Warrants - Class A common units,
expiring 2/13/2016 (49,753 total class A
common units outstanding)		12,090	348	611	0.1%
Series A preferred equity (16,125 total
series A preferred equity units
outstanding)		3,000	79	320	0.1%
Series B preferred equity (794 total series B
preferred equity units outstanding)		241	241	—	0.0%
Senior Secured Debt Tranche A, 14.00%
plus 3.00% PIK, 1/31/2011		$2,397	2,397	2,397	0.6%
Senior Secured Debt Tranche B, 14.00%
plus 3.00% PIK, 5/01/2009		$1,960	1,960	1,861	0.4%
Total			5,025	5,189	1.2%

Biotronic NeuroNetwork	Michigan/
	Healthcare
Preferred shares (85,000 total preferred
shares outstanding) (26)		9,925.455	2,300	2,300	0.5%
Senior secured note, 11.50% plus 1.00%
PIK, 2/21/2013 (4), (27)		$26,030	26,029	25,903	6.0%

Total			28,329	28,203	6.5%

Total Affiliate Investments			33,354	33,392	7.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2008 and June 30, 2008
(in thousands, except share data)

			September 30, 2008 (unaudited)
Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares Ownership %	Cost	Fair Value (2)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% of voting control)

American Gilsonite Company	Utah/Specialty
	Minerals
Membership Interest in AGC\PEP,
LLC (11)		99.9999%	1,000	1,166	0.3%
Subordinated secured note, 12.00%
plus 3.00%, 3/14/2013 (4)		$14,745	14,745	14,745	3.4%

Total			15,745	15,911	3.7%

Castro Cheese Company, Inc.(4)	Texas/Food
	Products
Junior secured note, 11.00% plus 2.00%
PIK, 2/28/2013		$7,424	7,281	7,281	1.7%

Conquest Cherokee, LLC (13), (4)	Tennessee/Oil
	and Gas Production
Senior secured note, 13.00%,
5/05/2009 (14)		$10,200	10,146	9,852	2.3%

Deb Shops, Inc. (4)	Pennsylvania/
	Retail
Senior secured note, 10.69%,
10/23/2014 (25)		$15,000	14,588	12,407	2.9%

Diamondback Operating, LP (15), (4)	Oklahoma/
	Oil and Gas
	Production
Senior secured note, 12.00% plus 2.00%
PIK,8/28/2011		$9,200	9,200	8,873	2.1%

Freedom Marine Services LLC (15), (4)	Louisiana/
	Shipping Vessels
Subordinated secured note, 12.00%
plus 4.00% PIK, 12/31/2011 (17)		$7,019	6,926	6,675	1.5%

H&M Oil & Gas, LLC (15), (4)	Texas/Oil and
	Gas Production
Senior secured note, 13.00%,
6/30/2010 (16)		$50,500	50,500	49,624	11.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2008 and June 30, 2008
(in thousands, except share data)

			September 30, 2008 (unaudited)
Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares Ownership %	Cost	Fair Value (2)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% of voting control)

IEC Systems LP ("IEC")/	Texas/
Advance Rig Services LLC ("ARS") (4)	Oilfield
	Fabrication
IEC senior secured note, 12.00%
plus 3.00% PIK, 11/20/2012 (30)		$23,213	$23,213	$23,213	5.4%
ARS senior secured note, 12.00%
plus 3.00% PIK, 11/20/2012 (30)		$13,897	13,896	13,896	3.2%

Total			37,109	37,109	8.6%

Maverick Healthcare, LLC (4)	Arizona/
	Healthcare
Common units (78,100,000 total common
units outstanding)		1,250,000	1,252	1,252	0.3%
Preferred units (78,100,000 total preferred
units outstanding)		1,250,000	—	—	0.0%
Senior secured note, 12.00%
plus 1.50% PIK, 10/31/2014		$12,500	12,548	12,425	2.9%

Total			13,800	13,677	3.2%

Miller Petroleum, Inc.	Tennessee/
	Oil and Gas
	Production
Warrant, common shares, expiring
5/4/2010 to 3/31/2013 (14,566,856
total common shares outstanding)		1,662,274	150	108	0.0%

Peerless Manfacturing Co. (4)	Texas/
	Manufacturing
Subordinated secured note, 11.50%
plus 3.50% PIK, 4/30/2013		$20,000	20,000	20,000	4.6%

Qualitest Pharmaceuticals, Inc. (4)	Alabama/
	Pharmaceuticals
Second lien debt, 11.26%,
4/30/2015 (18)		$12,000	11,945	11,332	2.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2008 and June 30, 2008
(in thousands, except share data)

			September 30, 2008 (unaudited)
Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares Ownership %	Cost	Fair Value (2)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% of voting control)

Regional Management Corp. (4)	South Carolina/
	Financial Services
Subordinated secured note, 12.00% plus
2.00% PIK, 6/29/2012		$25,042	25,042	22,987	5.3%

Resco Products, Inc. (4)	Pennsylvania/
	Manufacturing
Second lien debt, 10.81%,
6/24/2014 (19)		$9,750	$9,579	$9,579	2.2%

Shearer's Foods, Inc.	Ohio/
	Food Products
Mistral Chip Holdings, LLC membership
units (45,300 total membership units
outstanding) (24)		2,000	2,000	2,281	0.5%
Second lien debt, 14.00%,
10/31/2013 (4)		$18,000	18,000	17,719	4.1%

Total			20,000	20,000	4.6%

Stryker Energy, LLC (20), (4)	Ohio/
	Oil and Gas
	Production
Subordinated revolving credit facility,
12.00%, 11/30/2011 (21)		$29,500	29,068	27,687	6.4%

TriZetto Group	California/
	Healthcare
Senior secured note, 12.00%
plus 1.50% PIK, 10/01/2016		$15,036	14,887	14,837	3.4%

Unitek (4)	Pennsylvania/
	Technical Services
Second lien debt, 12.75%,
12/27/2012 (22)		$11,500	11,343	11,343	2.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2008 and June 30, 2008
(in thousands, except share data)

			September 30, 2008 (unaudited)
Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares Ownership %	Cost	Fair Value (2)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% of voting control)

Wind River Resources Corp. and	Utah/
Wind River II Corp. (4)	Oil and Gas
	Production
Senior secured note, 13.00%,
7/31/2009 (31)		$15,000	15,000	14,305	3.3%

Total Non-Control/Non-Affiliate Investments			322,309	313,587	72.5%

Total Portfolio Investments			559,727	549,303	127.1%

Money Market Funds

Fidelity Institutional Money Market Funds -
Government Portfolio (Class I)		22,178,957	22,179	22,179	5.1%
Fidelity Institutional Money Market Funds -
Government Portfolio (Class I) (4)		6,478,714	6,479	6,479	1.5%

Total Money Market Funds			28,658	28,658	6.6%

Total Investments			$588,385	$577,961	133.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2008 and June 30, 2008
(in thousands, except share data)

			June 30, 2008 (audited)
Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares Ownership %	Cost	Fair Value (2)	% of Net Assets
Control Investments (25.00% or greater of voting control)

Ajax Rolled Ring & Machine	South Carolina/
	Manufacturing
Common Shares (7 total unrestricted
common shares outstanding and 803.18
restricted common shares outstanding)		6	$—	$—	0.0%
Preferred shares (7,222.6 total preferred
shares outstanding)		6,142.6	6,293	6,293	1.5%
Senior secured note, 10.50%,
4/01/2013 (4)		$21,890	21,890	21,890	5.1%
Subordinated secured note, 11.50%
plus 6.00% PIK, 4/01/2013 (4)		$11,500	11,500	11,500	2.6%

Total			39,683	39,683	9.2%

C&J Cladding LLC (4)	Texas/
	Metal Services
Warrants, company units, expiring
3/30/2014 (1,000 total company
units outstanding)		400	580	2,222	0.5%
Senior secured note, 14.00%,
3/30/2012 (12)		$4,800	4,085	4,607	1.1%

Total			4,665	6,829	1.6%

Gas Solutions Holdings, Inc. (3)	Texas/
	Gas Gathering and
	Processing
Common shares (100 total common shares
outstanding)		100	5,221	41,542	9.7%
Subordinated secured note, 18.00%,
12/22/2009 (4)		$20,000	20,000	20,000	4.7%

Total			25,221	61,542	14.4%

Integrated Contract Services, Inc. (5)	North Carolina/
	Contracting
Common stock (100 total common shares
outstanding)		49	491	—	0.0%
Series A preferred shares (10 total Series A
preferred shares outstanding)		10	—	—	0.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2008 and June 30, 2008
(in thousands, except share data)

			June 30, 2008 (audited)
Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares Ownership %	Cost	Fair Value (2)	% of Net Assets
Control Investments (25.00% or greater of voting control)

Junior secured note, 14.00%, 9/30/2010		$14,003	14,003	3,030	0.7%
Senior secured note, 14.00%, 9/30/2010		$800	800	800	0.2%
Senior demand note, 15.00%, 6/30/2009 (6)		$1,170	1,170	1,170	0.3%

Total			16,464	5,000	1.2%

Iron Horse Coiled Tubing, Inc.	Alberta, Canada/
	Production
	Services
Common shares (1,093 total common
shares outstanding)		643	$268	$49	0.0%
Warrants for common shares (7)		1,138	—	—	0.0%
Senior secured note, 15.00%, 4/19/2009		$9,250	9,094	9,073	2.1%
Bridge Loan, 15.00% plus 3.00% PIK,
12/11/2008			2,103	2,060	0.5%

Total			11,465	11,182	2.6%

NRG Manufacturing, Inc.	Texas/
	Manufacturing
Common shares (1,000 total common
shares outstanding)		800	2,317	8,656	2.0%
Senior secured note, 16.50%,
8/31/2011 (4), (8)		$13,080	13,080	13,080	3.0%

Total			15,397	21,736	5.0%

R-V Industries, Inc.	Pennsylvania/
	Manufacturing
Common shares (800,000 total common
shares outstanding)		545,107	5,031	8,064	1.9%
Warrants, common shares,
expiring 6/30/2017		200,000	1,682	2,959	0.7%
Senior secured note, 15.00%, 6/30/2017 (4)		$7,526	5,912	7,526	1.8%

Total			12,625	18,549	4.4%

Worcester Energy Partners, Inc. (9)	Maine/
	Biomass Power
Equity ownership		—	457	1	0.0%
Senior secured note, 12.50%, 12/31/2012		$37,388	37,264	15,579	3.6%

Total			37,721	15,580	3.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2008 and June 30, 2008
(in thousands, except share data)

			June 30, 2008 (audited)
Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares Ownership %	Cost	Fair Value (2)	% of Net Assets
Yatesville Coal Holdings, Inc. (23)	Kentucky/
	Mining and Coal
	Production
Common stock (1,000 total common shares
outstanding)		1,000	$284	$—	0.0%
Junior secured note, 12.50%, 12/31/2012		$30,136	30,136	15,726	3.7%
Senior secured note, 12.50%, 12/31/2012		$10,000	10,000	10,000	2.3%

Total			40,420	25,726	6.0%

Total Control Investments			203,661	205,827	48.0%

Affiliate Investments (5.00% to 24.99% of voting control)

Appalachian Energy Holdings LLC (10), (4)	West Virginia/
	Construction
	Services
Warrants - Class A common units, expiring
2/13/2016 (49,753 total class A
common units outstanding)		12,090	348	794	0.2%
Series A preferred equity
(16,125 total series A preferred equity
units outstanding)		3,000	72	162	0.0%
Series B preferred equity
(794 total series B preferred equity units
outstanding)		241	241	—	0.0%
Senior Secured Debt Tranche A, 14.00%
plus 3.00% PIK, 1/31/2011		$3,003	3,003	3,003	0.7%
Senior Secured Debt Tranche B, 14.00%
plus 3.00% PIK, 5/01/2009		$1,945	1,945	2,084	0.5%

Total			5,609	6,043	1.4%

Total Affiliate Investments			5,609	6,043	1.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2008 and June 30, 2008
(in thousands, except share data)

			June 30, 2008 (audited)
Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares Ownership %	Cost	Fair Value (2)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% of voting control)

American Gilsonite Company	Utah/
	Specialty Minerals
Membership Interest in AGC\PEP, LLC
(11)		99.9999%	1,000	1,000	0.2%
Subordinated secured note, 12.00% plus
3.00%, 3/14/2013 (4)		$14,632	14,632	14,632	3.4%

Total			15,632	15,632	3.6%

Conquest Cherokee, LLC (13), (4)	Tennessee/Oil and
	Gas Production
Senior secured note, 13.00%, 5/05/2009
(14)		$10,200	$10,125	$9,923	2.3%

Deb Shops, Inc. (4)	Pennsylvania/
	Retail
Senior secured note, 10.69%,10/23/2014
(25)		$15,000	14,577	13,428	3.1%

Deep Down, Inc. (4)	Texas/
	Production
	Services
Warrant, common shares, expiring 8/6/2012
(174,732,501 total common shares
outstanding)		4,960,585	—	2,856	0.7%

Diamondback Operating, LP (15), (4)	Oklahoma/
	Oil and Gas
	Production
Senior secured note, 12.00% plus 2.00%
PIK,8/28/2011		$9,200	9,200	9,108	2.1%

Freedom Marine Services LLC (15), (4)	Louisiana/
	Shipping Vessels
Subordinated secured note, 12.00% plus
4.00% PIK, 12/31/2011 (17)		$6,948	$6,850	$6,805	1.6%

H&M Oil & Gas, LLC (15), (4)	Texas/
	Oil and Gas
	Production
Senior secured note, 13.00%, 6/30/2010
(16)		$50,500	50,500	50,500	11.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2008 and June 30, 2008
(in thousands, except share data)

			June 30, 2008 (audited)
Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares Ownership %	Cost	Fair Value (2)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% of voting control)

IEC Systems LP ("IEC")/	Texas/Oilfield
Advance Rig Services LLC ("ARS") (4)	Fabrication
IEC senior secured note, 12.00%
plus 3.00% PIK, 11/20/2012		$19,028	19,028	19,028	4.4%
ARS senior secured note, 12.00%
plus 3.00% PIK, 11/20/2012		$5,825	5,825	5,825	1.4%

Total			24,853	24,853	5.8%

Maverick Healthcare, LLC (4)	Arizona/
	Healthcare
Common units (78,100,000 total common
units outstanding)		1,250,000	1,252	1,252	0.3%
Preferred units (78,100,000 total preferred
units outstanding)		1,250,000	—	—	0.0%
Senior secured note, 12.00% plus 1.50%
PIK, 10/31/2014		$12,500	12,500	12,500	2.9%

Total			13,752	13,752	3.2%

Miller Petroleum, Inc.	Tennessee/
	Oil and Gas
	Production
Warrants, common shares, expiring
5/4/2010 to 3/31/2013 (14,566,856 total
common shares outstanding)		1,571,191	150	111	0.0%

Peerless Manfacturing Co. (4)	Texas/
	Manufacturing
Subordinated secured note,
11.50% plus 3.50% PIK, 4/30/2013		$20,000	20,000	20,000	4.7%

Qualitest Pharmaceuticals, Inc. (4)	Alabama/
	Pharmaceuticals
Second lien debt, 12.45% (18), 4/30/2015		$12,000	11,944	11,523	2.7%

Regional Management Corp. (4)	South Carolina/
	Financial Services
Subordinated secured note, 12.00% plus
2.00% PIK, 6/29/2012		$25,000	25,000	23,699	5.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2008 and June 30, 2008
(in thousands, except share data)

			June 30, 2008 (audited)

Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares Ownership %	Cost	Fair Value (2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% of voting control)

Resco Products, Inc. (4)	Pennsylvania/
	Manufacturing
Second lien debt, 11.06% (19), 6/24/2014		$9,750	9,574	9,574	2.2%

Shearer's Foods, Inc.	Ohio/
	Food Products
Mistral Chip Holdings, LLC membership
units (45,300 total membership units
outstanding) (24)		2,000	$2,000	$2,000	0.5%
Second lien debt, 14.00%, 10/31/2013 (4)		$18,000	18,000	17,351	4.0%

Total			20,000	19,351	4.5%

Stryker Energy, LLC (20), (4)	Ohio/Oil and Gas
	Production
Subordinated revolving credit facility,
12.00%, 11/30/2011 (21)		$29,500	29,041	28,518	6.6%

Unitek (4)	Pennsylvania/
	Technical Services
Second lien debt, 12.75% (22), 12/27/2012		$11,500	11,337	11,337	2.6%

Wind River Resources Corp. and	Utah/Oil and Gas
Wind River II Corp. (4)	Production
Senior secured note, 13.00%, 7/31/2009		$15,000	15,000	14,690	3.4%

Total Non-Control/Non-Affiliate Investments			287,535	285,660	66.4%

Total Portfolio Investments			496,805	497,530	115.8%

Money Market Funds
Fidelity Institutional Money Market Funds
- Government Portfolio (Class I)		25,954,531	25,954	25,954	6.0%
First American Funds, Inc.- Prime
Obligations Fund (Class A) (4)		7,045,610	7,046	7,046	1.6%

Total Money Market Funds			33,000	33,000	7.6%

Total Investments			$529,805	$530,530	123.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2008 and June 30, 2008
(in thousands, except share data)

Endnote Explanations for the Consolidated Schedule of Investments as of September 30, 2008 and June 30, 2008
____________________

(1)	The securities in which we have invested were acquired in transactions that were exempt from registration under the Securities Act of 1933, as amended, or the “Securities Act.” These securities may be resold only in transactions that are exempt from registration under the Securities Act.

(2)	Fair value is determined by or under the direction of our Board of Directors (Note 2).

(3)	Gas Solutions Holdings, Inc. is a wholly-owned investment of us.

(4)	Security, or portion thereof, is held as collateral for the credit facility with Rabobank Nederland (See Note 11). The values of these investments at September 30, 2008 and June 30, 2008 were $406,984 and $369,418, respectively; they represent 94.3% and 86.0% of net assets, respectively.

(5)	Entity was formed as a result of the debt restructuring of ESA Environmental Specialist, Inc. The two loans maturing on 9/30/2010 have been placed on a non-accrual status.

(6)	Loan is with The Healing Staff (f/k/a Lisamarie Fallon, Inc) and affiliate of Integrated Contract Services, Inc.

(7)	The number of these warrants which are exercisable is contingent upon the length of time that passes before the bridge loan is repaid, 224 shares on August 11, 2008, 340 additional shares on October 11, 2008 and 574 additional shares on December 11, 2008.

(8)	Interest rate is the greater of 16.5% or 12-Month LIBOR plus 11.0%; rate reflected is as of the reporting date - September 30, 2008 or June 30, 2008, as applicable.

(9)	There are several entities involved in the Worcester Energy Partners, Inc. investment. We own 100 shares of common stock in Worcester Energy Holdings, Inc., or WEHI, representing 100%. WEHI, in turn, owns 51 membership certificates in Biochips LLC, which represents 51% ownership. We own 282 shares of common stock in Worcester Energy Co., Inc., or WECO, which represents 51% ownership. We own 1,665 shares of common stock in Worcester Energy Partners, Inc., or WEPI, which represents 51% ownership. We also own 1,000 of series A convertible preferred shares in WEPI. WECO, WEPI and Biochips LLC are joint borrowers on the term note issued to Prospect Capital. WEPI owns the equipment and operates the biomass generation facility. Biochips LLC currently has no material operations. WEPI owns 100 shares of common stock in Precision Logging and Landclearing, Inc., or Precision, which represents 100% ownership. Precision conducts all logging, processing and delivery operations to supply fuel to the biomass generation facility. As of September 30, 2008, our Board of Directors assesed a fair value of $1 for all of these equity positions. Effective July 1, 2008, this loan has been placed on non-accrual status.

(10)	There are several entities involved in the Appalachian Energy investment. We own warrants the exercise of which will permit us to purchase 12,090 units of Class A common units of Appalachian Energy Holdings LLC, or AEH at a nominal cost and in near-immediate fashion. We own 3,000 units of Series A preferred equity and 241 units of Series B preferred equity of AEH. The senior secured notes are with C & S Operating LLC and East Cumberland L.L.C., both operating companies owned by Appalachian Energy Holdings LLC.

(11)	We own 99.9999% of AGC/PEP, LLC. AGC/PEP, LLC owns 2,000 out of a total of 64,027.25 shares of American Gilsonite Holding Company which owns 100% of American Gilsonite Company.

(12)	Interest rate is the greater of 14.0% or 12-Month LIBOR plus 7.5%; rate reflected is as of the reporting date - September 30, 2008 or June 30, 2008, as applicable.

(13)	We have an overriding royalty interest and net profits interest in the Portfolio Investment.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2008 and June 30, 2008
(in thousands, except share data)

Endnote Explanations for the Consolidated Schedule of Investments as of September 30, 2008 and June 30, 2008 (continued)

(14)	Interest rate is the greater of 13.0% or 12-Month LIBOR plus 7.5% not to exceed 14.50%; rate reflected is as of the reporting date - September 30, 2008 or June 30, 2008, as applicable.

(15)	We have a net profits interest in the Portfolio Investment.

(16)	Interest rate is the greater of 13.0% or 12-Month LIBOR plus 7.5%; rate reflected is as of the reporting date - September 30, 2008 or June 30, 2008, as applicable.

(17)	Interest rate is the greater of 12.0% or 3-Month LIBOR plus 6.11%; rate reflected is as of the reporting date - September 30, 2008 or June 30, 2008, as applicable.

(18)	Interest rate is 3-Month LIBOR plus 7.5%; rate reflected is as of the reporting date - September 30, 2008 or June 30, 2008, as applicable.

(19)	Interest rate is 3-Month LIBOR plus 8.0%; rate reflected is as of the reporting date - September 30, 2008 or June 30, 2008, as applicable.

(20)	We have an overriding royalty interest in the Portfolio Investment.

(21)	Interest rate is the greater of 12.0% or 12-Month LIBOR plus 7.0%; rate reflected is as of the reporting date - September 30, 2008 or June 30, 2008, as applicable.

(22)	Interest rate is the greater of 12.75% or 3-Month LIBOR plus 7.25%; rate reflected is as of the reporting date - September 30, 2008 or June 30, 2008, as applicable.

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

At September 30, 2008 and at June 30, 2008, Yatesville owned 100% of the membership interest of North Fork Collieries LLC. In addition, Yatesville held a $5,721 note receivable from North Fork Collieries LLC as of those two respective dates.

At September 30, 2008 and at June 30, 2008, Yatesville owned 75% of the common stock of Genesis Coal Corp. and held a note receivable of $17,692 as of those two respective dates.

Yatesville held a note receivable of $3,902 from Unity Virginia Holdings LLC at September 30, 2008 and at June 30, 2008.

There are several entities involved in Yatesville’s investment in the Whymore Coal Entities at September 30, 2008 and at June 30, 2008. As of those two respective dates, Yatesville owned 10,000 shares of common stock or 100% of the equity and held a $12,822 senior secured debt receivable from C&A Construction, Inc., or C&A, which owns the equipment. Yatesville owned 10,000 shares of common stock or 100% of the equity of E&L Construction, Inc., or E&L, which leases the equipment from C&A, employs the workers, is listed as the operator with the Commonwealth of Kentucky, mines the coal, receives revenues and pays all operating expenses. Yatesville owns 4,900 shares of common stock or 49% of the equity of Whymore Coal Company, Inc., or Whymore, which applies for and holds

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2008 and June 30, 2008
(in thousands, except share data)

Endnote Explanations for the Consolidated Schedule of Investments as of September 30, 2008 and June 30, 2008 (continued)

permits on behalf of E&L. Yatesville also owned 4,285 Series A convertible preferred shares in each of C&A, E&L and Whymore. Additionally, Yatesville retains an option to purchase the remaining 51% of Whymore. Whymore and E&L are guarantors under the C&A credit agreement with Yatesville.

(24)	Mistral Chip Holdings, LLC owns 45,300 shares out of 50,500 total shares outstanding of Chip Holdings, Inc., the parent company of Shearer’s Foods, Inc.

(25)	Interest rate is 3-Month LIBOR plus 8.0%; rate reflected is as of the reporting date - September 30, 2008 or June 30, 2008, as applicable.

(26)	On a fully diluted basis represents, 9.925% of voting common shares.

(27)	Interest rate is the greater of 11.5% or 6-month LIBOR plus 7.0%; rate reflected is as of the reporting date - September 30, 2008 or June 30, 2008, as applicable.

(28)	Interest rate is the greater of 10.5% or 3-month LIBOR plus 7.5%; rate reflected is as of the reporting date - September 30, 2008 or June 30, 2008, as applicable.

(29)	Interest rate is the greater of 11.5% or 3-month LIBOR plus 8.5%; rate reflected is as of the reporting date - September 30, 2008 or June 30, 2008, as applicable.

(30)	Interest rate is the greater of 12.0% or 12-month LIBOR plus 6.0%; rate reflected is as of the reporting date - September 30, 2008 or June 30, 2008, as applicable.

(31)	Interest rate is the greater of 13.0% or 12-month LIBOR plus 7.5% not to exceed 14.0%; rate reflected is as of the reporting date - September 30, 2008 or June 30, 2008, as applicable.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
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

Note 2. Significant Accounting Policies

The following are significant accounting policies consistently applied by us:

Basis of Presentation

These interim financial statements, which are not audited, have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 or 10 of Regulation S-X, as appropriate.

Use of Estimates

The preparation of US GAAP financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets, creditworthiness of our portfolio companies and any other parameters used in determining these estimates could cause actual results to differ, and these differences could be material.

Basis of Consolidation

Under the 1940 Act rules, the regulations pursuant to Article 6 of Regulation S-X, and the American Institute of Certified Public Accountants’ Audit and Accounting Guide for Investment Companies, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to us. Our financial statements include our accounts and the accounts of Prospect Capital Funding, LLC, our only wholly-owned, closely- managed subsidiary that is also an investment company. All intercompany balances and transactions have been eliminated in consolidation.

Investment Classification

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

Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains or losses related to that instrument. Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Specifically, we record all security transactions on a trade date basis. Investments in other, non-security financial instruments are recorded on the basis of subscription date or redemption date, as applicable. Amounts for investments recognized or derecognized but not yet settled are reported as receivables for investments sold and payables for investments purchased, respectively, in the Consolidated Statements of Assets and Liabilities.

Investment Valuation

Our Board of Directors has established procedures for the valuation of our investment portfolio. These procedures are detailed below.

Investments for which market quotations are readily available are valued at such market quotations.

Short-term investments that mature in 60 days or less, such as United States Treasury Bills, are valued at amortized cost, which approximates fair value. The amortized cost method involves recording a security at its cost (i.e., principal amount plus any premium and less any discount) on the date of purchase and thereafter amortizing/ accreting that difference between the principal amount due at maturity and cost assuming a constant yield to maturity as determined at the time of purchase. Short-term securities that mature in more than 60 days are valued at current market quotations by an independent pricing service or at the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, or otherwise by a principal market maker or a primary market dealer). Investments in money market mutual funds are valued at their net asset value as of the close of business on the day of valuation.

For most of our investments, market quotations are not available. With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, our Board of Directors has approved a multi-step valuation process each quarter, as described below:

1)	our quarterly valuation process begins with each portfolio company or investment being reviewed by our investment professionals with the independent valuation firm;

2)	the independent valuation firm engaged by our Board of Directors conducts independent appraisals and makes their own independent assessment;

3)	the audit committee of our Board of Directors reviews and discusses the preliminary valuation of our Investment Adviser and that of the independent valuation firms; and

4)	the Board of Directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of our investment adviser, the respective independent valuation firm and the audit committee.

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, the principal market and enterprise values, among other factors.

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, or FAS 157. FAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. We have adopted this statement on a prospective basis beginning in the quarter ended September 30, 2008. Adoption of this statement did not have a material effect on our financial statements for the quarter ended September 30, 2008.

FAS No. 157 classifies the inputs used to measure these fair values into the following hierarchy:

Level 1: Quoted prices in active markets for identical assets or liabilities, accessible by the Company at the measurement date.

Level 2: Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices.

Level 3: Unobservable inputs for the asset or liability.

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. The changes to generally accepted accounting principles from the application of FAS 157 relate to the definition of fair value, framework for measuring fair value, and the expanded disclosures about fair value measurements. FAS 157 applies to fair value measurements already required or permitted by other standards. In accordance with FAS 157, the fair value of our investments is defined as the price that we would receive upon selling an investment in an orderly transaction to an independent buyer in the principal or most advantageous market in which that investment is transacted.

Valuation of Other Financial Assets and Financial Liabilities

In February 2007, FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115”. SFAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. We have adopted this statement on July 1, 2008 and have elected not to value some assets and liabilities at fair value as would be permitted by SFAS 159.

Revenue Recognition

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

Dividend income is recorded on the ex-dividend date.

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

We adopted Financial Accounting Standards Board Interpretation No. 48 (‘‘FIN 48’’), Accounting for Uncertainty in Income Taxes. FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Adoption of FIN 48 was applied to all open tax years as of July 1, 2007. The adoption of FIN 48 did not have an effect on our net asset value, financial condition or results of operations as there was no liability for unrecognized tax benefits and no change to our beginning net asset value. As of September 30, 2008 and for the three-month period then ended, we did not have a liability for any unrecognized tax benefits. Management’s determinations regarding FIN 48 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

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

We record registration expenses related to shelf filings as prepaid assets. These expenses consist principally of SEC registration, legal and accounting fees incurred through September 30, 2008 that are related to the shelf filings that will be charged to capital upon the receipt of the capital or charged to expense if not completed.

Guarantees and Indemnification Agreements

We follow FASB Interpretation Number 45, “Guarantor’s” Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” (“FIN 45”). FIN 45 elaborates on the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, for those guarantees that are covered by FIN 45, the fair value of the obligation undertaken in issuing certain guarantees. FIN 45 did not have a material effect on the financial statements. Refer to Note 7 and Note 10 for further discussion of guarantees and indemnification agreements.

Per Share Information

Net increase in net assets resulting from operations per common share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted net increase in net assets resulting from operations per share are not presented as there are no potentially dilutive securities outstanding.

Reclassifications

The line items reported in the consolidated financial statements for September 30, 2007 or June 30, 2008 may be reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

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

Note 3. Portfolio Investments

At September 30, 2008, we had $549,303 invested in 31 long-term portfolio investments (including a net profits interest in Charlevoix Energy Trading LLC) and at June 30, 2008, we had $497,530 invested in 29 long-term portfolio investments (including a net profits interest in Charlevoix Energy Trading LLC).

As of September 30, 2008, we own controlling interests in Ajax Rolled Ring & Machine, or Ajax, C&J Cladding, LLC, or C&J, Gas Solutions Holdings, Inc., or GSHI, Integrated Contract Services, Inc., or Integrated, Iron Horse Coiled Tubing, Inc., or Iron Horse, NRG Manufacturing, Inc., or NRG, R-V Industries, Inc., or R-V, Worcester Energy Partners, Inc., or WEPI, and Yatesville Coal Holdings, Inc., or Yatesville. As of September 30, 2008, we also own affiliated interests in Appalachian Energy Holdings, LLC, or AEH, and Biotronic NeuroNetwork, or Biotronic. As of June 30, 2008, we owned controlling interests in Ajax, C&J, GSHI, Integrated, Iron Horse, NRG, R-V, WEPI, and Yatesville. As of June 30, 2008, we also owned an affiliated interest in Appalachian Energy Holdings, LLC, or AEH.

The fair values of our portfolio investments as of September 30, 2008 disaggregated into the three levels of the FAS 157 valuation hierarchy are as follows:

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at fair value
Control investments	$—	$—	$202,324	$202,324
Affiliate investments	—	—	33,392	33,392
Non-control/Non-affiliate investments	—	—	313,587	313,587
	$—	$—	$549,303	$549,303
Investments in money market funds	28,658	—	—	28,658
Total assets reported at fair value	$28,658	$—	$549,303	$577,961

The aggregate value of Level 3 portfolio investments changed during the three months ended September 30, 2008 as follows:

Change in Portfolio Valuations Using Significant Unobservable Inputs (Level 3)
Fair value at June 30, 2008	$497,530
Total gains (losses) reported in the Consolidated Statement of Operations:
Included in net investment income
Interest income - accretion of original issue discount on investments	1,770
Included in realized gain/loss on investments	1,645
Included in net change in unrealized appreciation/depreciation on investments	(11,149)
Payments for purchases of investments, payment-in-kind interest, and and net profits interests	70,456
Proceeds from sale of investments and collection of investment principal	(10,949)
Fair value at September 30, 2008	$549,303
The amount of net unrealized gain (loss) included in the results of operations for the three-month period ended September 30, 2008 attributable to Level 3 assets still held at September 30, 2008 and reported within the caption Net change in unrealized appreciation/depreciation in the Consolidated
Statement of Operations:	$(6,678)

At September 30, 2008 two loans extended to Integrated and one loan extended to WEPI were on non-accrual status. The two loans to Integrated were also on non-accrual status at June 30, 2008. The loan principal of these loans amounted to $54,420 and $14,803 as of September 30, 2008, and June 30, 2008, respectively. The fair values of these investments represent approximately 3.7% and 0.9% of our net assets as of September 30, 2008, and June 30, 2008, respectively. For the three months end September 30, 2008, and September 30, 2007, the income foregone as a result of not accruing interest on these debt investments amounted to $ 1,989 and $668, respectively.

GSHI has indemnified us against any legal action arising from its investment in Gas Solutions, LP. We have incurred approximately $2,190 from the inception of the investment in GSHI through September 30, 2008 for fees associated with a legal action, and GSHI has reimbursed us for the entire amount. Of the $2,190 reimbursement $277 and $10 are reflected as dividend income: control investments on the accompanying Consolidated Statements of Operations for the three months ended September 30, 2008 and September 30, 2007, respectively. Additionally, certain other expenses incurred by us which are attributable to GSHI have been reimbursed by GSHI and are reflected as dividend income: control investments on the accompanying Consolidated Statements of Operations as $1,620 and $812 for three months ended September 30, 2008 and September 30, 2007, respectively.

Debt placements and interests in equity securities with an original cost basis of approximately $70,456 and $40,394 were acquired during the three months ended September 30, 2008 and September 30, 2007, respectively. Debt repayments and sales of equity securities with a cost basis of approximately $9,304 and $17,949 were made during the three months ended September 30, 2008 and September 30, 2007, respectively.

Note 4. Other Investment Income

Other investment income consists of structuring fees, overriding royalty interests, settlement of net profits interest, deal deposits, administrative agent fee, and other miscellaneous and sundry cash receipts. Income from such sources was $13,520 and $941 for the three months ended September 30, 2008 and September 30, 2007, respectively.

	For The Three Months Ended
Income Source	September 30, 2008	September 30, 2007
Structuring fees	$687	$809
Overriding royalty interests	158	76
Settlement of net profits interests	12,576	—
Deal deposit	82	36
Administrative agent fee	17	10
Miscellaneous	—	10
Other Investment Income	$13,520	$941

Note 5. Equity Offerings and Related Expenses

We did not issue any common stock during the three months ended September 30, 2008 and September 30, 2007. Our shareholders’ equity accounts at September 30, 2008 and June 30, 2008 reflect cumulative shares issued as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, through the exercise of over-allotment options on the part of the underwriters, and through our Dividend Reinvestment Plan. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.

Note 6. Net Increase in Net Assets per Common Share

The following information sets forth the computation of net increase in net assets resulting from operations per common share for the three months ended September 30, 2008 and September 30, 2007, respectively.

	For The Three Months Ended
	September 30, 2008	September 30, 2007
Net increase in net assets resulting from operations	$13,998	$8,550
Weighted average common shares outstanding	29,520,379	19,958,466
Net increase in net assets resulting
from operations per common share	$0.47	$0.43

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

The Investment Adviser had previously voluntarily agreed to waive 0.5% of the base management fee if in the future the average amount of our gross assets for each of the two most recently completed calendar quarters at that time, appropriately adjusted for any share issuances, repurchases or other transactions during such quarters, exceeds $750,000, for that portion of the average amount of our gross assets that exceeds $750,000. The voluntary agreement by the Investment Adviser for such waiver for each fiscal quarter after December 31, 2007 has been terminated by the Investment Adviser.

The total base management fees incurred to the favor of Prospect Capital Management for the three months ended September 30, 2008 and September 30, 2007 were $2,823, and $1,866, respectively.

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

The second part of the incentive fee, the capital gains incentive fee, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.00% of our realized capital gains for the calendar year, if any, computed net of all realized capital losses and unrealized capital depreciation at the end of such year. In determining the capital gains incentive fee payable to the Investment Adviser, we calculate the aggregate realized capital gains, aggregate realized capital losses and aggregate unrealized capital depreciation, as applicable, with respect to each investment that has been in its portfolio. For the purpose of this calculation, an “investment” is defined as the total of all rights and claims which maybe asserted against a portfolio company arising from our participation in the debt, equity, and other financial instruments issued by that company. Aggregate realized capital gains, if any, equals the sum of the differences between the aggregate net sales price of each investment and the aggregate cost basis of such investment when sold or otherwise disposed. Aggregate realized capital losses equal the sum of the amounts by which the aggregate net sales price of each investment is less than the aggregate cost basis of such investment when sold or otherwise disposed. Aggregate unrealized capital depreciation equals the sum of the differences, if negative, between the aggregate valuation of each investment and the aggregate cost basis of such investment as of the applicable calendar year-end . At the end of the applicable calendar year, the amount of capital gains that serves as the basis for our calculation of the capital gains incentive fee involves netting aggregate realized capital gains against aggregate realized capital losses on a since-inception basis and then reducing this amount by the aggregate unrealized capital depreciation. If this number is positive, then the capital gains incentive fee payable is equal to 20.00% of such amount, less the aggregate amount of any capital gains incentive fees paid since inception.

For the three months ended September 30, 2008 and September 30, 2007, $5,875 and $1,966, respectively, of income incentive fees were incurred. No capital gains incentive fees were incurred for the three months ended September 30, 2008 and September 30, 2007.

Administration Agreement

We have also entered into an Administration Agreement with Prospect Administration, LLC (“Prospect Administration”) under which Prospect Administration, among other things, provides (or arranges for the provision of) administrative services and facilities for us. For providing these services, we reimburse Prospect Administration for our allocable portion of overhead incurred by Prospect Administration in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of our chief compliance officer and chief financial officer and their respective staffs. Under this agreement, Prospect Administration furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Prospect Administration also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Prospect Administration assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, Prospect Administration also provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days written notice to the other party. Prospect Administration is a wholly owned subsidiary of our Investment Adviser.

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

Prospect Administration, pursuant to the approval of our Board of Directors, has engaged Vastardis Fund Services LLC (“Vastardis”) to serve as our sub-administrator to perform certain services required of Prospect Administration. Under the sub-administration agreement, Vastardis provides us with office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities. Vastardis also conducts relations with custodians, depositories, transfer agents, dividend disbursing agents, other stockholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable. Vastardis provides reports to the Administrator and the Directors of its performance of obligations and furnishes advice and recommendations with respect to such other aspects of our business and affairs as it shall determine to be desirable. Under the revised and renewed sub-administration agreement, Vastardis also provides the service of William E. Vastardis as our Chief Financial Officer, or CFO. We compensate Vastardis for providing us these services by the payment of an asset-based fee with a $400 annual minimum, payable monthly. Our service agreement was amended on September 24, 2008 so that Mr. Vastardis will no longer serve as our CFO effective as of November 11, 2008. At that time, Brian H. Oswald, a managing director at Prospect Administration, will assume the role of CFO.

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

Managerial Assistance

As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We have received $200 and $158 in managerial assistance fees for the three months ended September 30, 2008 and September 30, 2007, respectively. These fees are paid to the Administrator.

Note 8. Financial Highlights

	For The Three Months Ended September 30,
	2008	2007
Per Share Data (1):
Net asset value at beginning of period	$14.55	$15.04
Net investment income	0.80	0.39
Realized gain (loss)	0.05	—
Net unrealized (depreciation) appreciation	(0.38)	0.04
Dividends declared	(0.40)	(0.39)
Difference due to rounding	0.01	—
Net asset value at end of period	$14.63	$15.08
Per share market value at end of period	$12.81	$17.02
Total return based on market value (2)	0.25%	(0.36%)
Total return based on net asset value (2)	3.71%	2.55%
Shares outstanding at end of period	29,520,379	20,021,138
Average weighted shares outstanding for period	29,520,379	19,958,466

Ratio / Supplemental Data:
Net assets at end of period (in thousands)	$431,739	$302,011
Annualized ratio of operating expenses to average net assets	11.38%	9.82%
Annualized ratio of net operating income to average net assets	12.09%	10.68%
____________________

(1)	Financial highlights are based on weighted average shares.

(2)	Total return based on market value is based on the change in market price per share between the opening and ending market prices per share in each period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in each period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. The total returns are not annualized.

	For The Year Ended
	June 30, 2008	June 30, 2007	June 30, 2006	June 30, 2005
Per Share Data (1):
Net asset value at beginning of year	$15.04	$15.31	$14.59	$(0.01)
Costs related to the initial public offering	—	—	0.01	(0.21)
Costs related to the secondary public offering	(0.07)	(0.06)	—	—
Net investment income	1.91	1.47	1.21	0.34
Realized gain (loss)	(0.69)	0.12	0.04	—
Net unrealized appreciation (depreciation)	(0.05)	(0.52)	0.58	0.90
Net increase in net assets as a result of public offering	—	0.26	—	13.95
Dividends declared	(1.59)	(1.54)	(1.12)	(0.38)
Net asset value at end of year	$14.55	$15.04	$15.31	$14.59

Per share market value at end of year	$13.18	$17.47	$16.99	$12.60
Total return based on market value (2)	(15.90%)	12.65%	44.90%	(13.46%)
Total return based on net asset value (2)	7.84%	7.62%	12.76%	7.40%
Shares outstanding at end of year	29,520,379	19,949,065	7,069,873	7,055,100
Average weighted shares outstanding for year	23,626,642	15,724,095	7,056,846	7,055,100

Ratio / Supplemental Data:
Net assets at end of year (in thousands)	$429,623	$300,048	$108,270	$102,967
Ratio of operating expenses to average net assets	9.62%	7.36%	8.19%	5.52%
Ratio of net operating income to average net assets	12.66%	9.71%	7.90%	8.50%
____________________

(1)	Financial highlights are based on weighted average shares.

(2)	Total return based on market value is based on the change in market price per share between the opening and ending market prices per share in each year and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in each year and assumes that dividends are reinvested in accordance with our dividend reinvestment plan.

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

Note 10. Commitments and Off-Balance Sheet Risks

From time to time, we provide guarantees for portfolio companies for payments to counterparties, usually as an alternative to investing additional capital. Currently, agreements for two guarantees and one indemnification are outstanding which are related to two portfolio companies categorized as Control Investments – Whymore Coal Company, Inc., and North Fork Collieries LLC, or North Fork; both of these companies have now been consolidated as part of Yatesville. The two guarantees are related to Whymore with one in the amount of $3,478 for equipment leases and another of $416 for a “payment-over-time” contract for coal purchases. The contingent indemnification obligation arose from our acquisition of the assets of Traveler Coal, LLC, or Traveler, through our subsidiary, North Fork. Specifically, as part of that acquisition, we have agreed to indemnify the seller of those assets for personal guarantees that that seller had extended on behalf of Traveler. The amount of this contingency may reach $5,000. We also guarantee the obligation of WEPI as it relates to the Cousineau Forest Products, Inc. acting as the fuel provider to WEPI. The guaranty is limited to a maximum of $300.

We also provide indemnifications to Prospect Administration and to Vastardis in accordance with our respective agreements with those two service providers. These indemnifications are described in further detail in Note 7.

Note 11. Revolving Credit Agreements

On June 6, 2007, we closed on a $200,000 three-year revolving credit facility (as amended on December 31, 2007) with Rabobank Nederland as administrative agent and sole lead arranger (the “Rabobank Facility”). The Rabobank Facility refinanced the $50,000 Facility with HSH Nordbank AG. Interest on the Rabobank Facility is charged at LIBOR plus 175 basis points. Additionally, Rabobank charges a fee on the unused portion of the facility. Through November 30, 2007, this fee is assessed at the rate of 37.5 basis points per annum of the amount of that unused portion; after that date, this rate increases to 50.0 basis points per annum if that unused portion is greater than 50% of the total amount of the facility. At September 30, 2008 and June 30, 2008, the investments used as collateral for the Rabobank Facility had aggregate market values of $406,984 and $369,418, respectively. These values represent 94.3% and 86.0% of net assets, respectively.

We had drawn down $131,667 and $91,167 on the Rabobank Facility as of September 30, 2008 and June 30, 2008, respectively.

Note 12. Selected Quarterly Financial Data

	Investment Income		Net Investment Income		Net Realized and Unrealized Gains (Losses)		Net Increase (Decrease) in Net Assets from Operations
Quarter Ended	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)
September 30, 2006	6,432	0.65	3,274	0.33	690	0.07	3,964	0.40
December 31, 2006	8,171	0.60	4,493	0.33	(1,553)	(0.11)	2,940	0.22
March 31, 2007	12,069	0.61	7,015	0.36	(2,039)	(0.10)	4,976	0.25
June 30, 2007	14,009	0.70	8,349	0.42	(3,501)	(0.18)	4,848	0.24

September 30, 2007	15,391	0.77	7,865	0.39	685	0.04	8,550	0.43
December 31, 2007	18,563	0.80	10,660	0.46	(14,346)	(0.62)	(3,686)	(0.16)
March 31, 2008	22,000	0.92	12,919	0.54	(14,178)	(0.59)	(1,259)	(0.05)
June 30, 2008	23,448	0.85	13,669	0.50	10,317	0.38	23,986	0.88

September 30, 2008	35,799	1.21	23,502	0.80	(9,504)	(0.33)	13,998	0.47
____________________

(1)	Per share amounts are calculated using weighted average shares during period.

Note 13. Subsequent Events

On October 9, 2008, our Board of Directors approved a share repurchase plan under which we may repurchase up to $20,000 of our common stock at prices below our net asset value as reported in our financial statements published for the year ended June 30, 2008.

On October 16, 2008, we issued 117,549 shares of our common stock in conjunction with the Dividend Reinvestment Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(All figures in this item are in thousands except share, per share and other data)

References herein to “we,” “us” or “our” refer to Prospect Capital Corporation and its subsidiary unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. Historical results set forth are not necessarily indicative of our future financial position and results of operations.

Note on Forward Looking Statements

Some of the statements in this report constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained herein involve risks and uncertainties, including statements as to:

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

  our expected financings and investments;

  the adequacy of our cash resources and working capital; and

  the timing of cash flows, if any, from the operations of our portfolio companies.

We generally use words such as “anticipates,” “believes,” “expects,” “intends” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” and elsewhere in this report.

We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including any annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially. In addition to the discussion below, our critical accounting policies are further described in the notes to the financial statements.

Basis of Consolidation

Under the 1940 Act rules, the regulations pursuant to Article 6 of Regulation S-X, and the American Institute of Certified Public Accountants’ Audit and Accounting Guide for Investment Companies, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to us. Our September 30, 2008, June 30, 2008, and September 30, 2007

financial statements include our accounts and the accounts of Prospect Capital Funding, LLC, our only wholly-owned, closely-managed subsidiary that is also an investment company. All intercompany balances and transactions have been eliminated in consolidation.

Investment Classification

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

Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains or losses related to that instrument. Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Specifically, we record all security transactions on a trade date basis. Investments in other, non-security financial instruments are recorded on the basis of subscription date or redemption date, as applicable. Amounts for investments recognized or derecognized but not yet settled are reported as Receivables for investments sold and Payables for investments purchased, respectively, in the Consolidated Statements of Assets and Liabilities.

Investment Valuation

Our Board of Directors has established procedures for the valuation of our investment portfolio. These procedures are detailed below.

Investments for which market quotations are readily available are valued at such market quotations.

Short-term investments that mature in 60 days or less, such as United States Treasury Bills, are valued at amortized cost, which approximates fair value. The amortized cost method involves recording a security at its cost (i.e., principal amount plus any premium and less any discount) on the date of purchase and thereafter amortizing/ accreting that difference between the principal amount due at maturity and cost assuming a constant yield to maturity as determined at the time of purchase. Short-term securities that mature in more than 60 days are valued at current market quotations by an independent pricing service or at the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, or otherwise by a principal market maker or a primary market dealer). Investments in money market mutual funds are valued at their net asset value as of the close of business on the day of valuation.

For most of our investments, market quotations are not available. With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, our Board of Directors has approved a multi-step valuation process each quarter, as described below:

1)	our quarterly valuation process begins with each portfolio company or investment being reviewed by our investment professionals with the independent valuation firm;

2)	the independent valuation firm engaged by our Board of Directors conducts independent appraisals and makes their own independent assessment;

3)	the audit committee of our Board of Directors reviews and discusses the preliminary valuation of our Investment Adviser and that of the independent valuation firm; and

4)	the Board of Directors discusses the valuations and determines the fair value of each investment in our portfolio in good faith based on the input of our investment adviser, the independent valuation firm and the audit committee.

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, the principal market and enterprise values, among other factors.

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, or FAS 157. FAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. We have adopted this statement on a prospective basis beginning in the quarter ended September 30, 2008. Adoption of this statement did not have a material effect on our financial statements for the quarter ended September 30, 2008.

FAS No. 157 classifies the inputs used to measure these fair values into the following hierarchy:

Level 1: Quoted prices in active markets for identical assets or liabilities, accessible by the Company at the measurement date.

Level 2: Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices.

Level 3: Unobservable inputs for the asset or liability.

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment.

The changes to generally accepted accounting principles from the application of FAS 157 relate to the definition of fair value, framework for measuring fair value, and the expanded disclosures about fair value measurements. FAS 157 applies to fair value measurements already required or permitted by other standards. In accordance with FAS 157, the fair value of our investments is defined as the price that we would receive upon selling an investment in an orderly transaction to an independent buyer in the principal or most advantageous market in which that investment is transacted.

Revenue Recognition

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

Dividend income is recorded on the ex-dividend date.

Structuring fees and similar fees are recognized as income as earned, usually when paid. Structuring fees, excess deal deposits, net profits interests and overriding royalty interest are included in other income.

Loans are placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, are likely to remain current. At September 30, 2008 two loans extended to Integrated and one loan extended to WEPI were on non-accrual status. The loan principal of these loans amounted to $54,420 at September 30, 2008.

Introduction

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

We seek to be a long-term investor with our portfolio companies. To date we have invested primarily in industries related to the industrial/energy economy. However, we continue to widen our strategy focus in other sectors of the economy to diversify our portfolio holdings.

Statement of Assets and Liabilities Overview

During the three months ended September 30, 2008, net assets have increased by $2,116 from $429,623 to $431,739. This net increase in assets resulted from a $13,998 increase from operations, offset by $11,882 in dividends declared to our stockholders. We recognized net investment income of $23,502 during the quarter and net realized gains on investments of $1,645 that was offset by a decrease in net assets due to changes in unrealized appreciation/ depreciation of investments of $11,149. The result was the $13,998 increase in net assets resulting from operations.

The aggregate value of our portfolio investments was $549,303 and $497,530 as of September 30, 2008 and June 30, 2008, respectively. During the three months ended September 30, 2008, our net cost of investments increased by $62,922, or 12.7%, as we invested in 3 new investments and follow-on investments while we sold one investment, received repayment on another investment, and settled the net profit interests on a third investment. This increased level of investment was financed by increased borrowings on our credit facility and from funds generated from operations. At September 30, 2008, we are invested in 31 long-term portfolio investments (including a net profits interest remaining in Charlevoix).

Investment Activity

During the three months ended September 30, 2008, we completed 3 new investments and several follow-on investments in existing portfolio companies, totaling approximately $70,036. The more significant of these investments are described briefly in the following:

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

On August 21, 2008, we provided a $26,000 senior secured debt financing and co-invested $2,300 in equity alongside Great Point Partners, LLC (“Great Point”) in its growth recapitalization of BNN Holdings Corp. d/b/a Biotronic NeuroNetwork (“Biotronic”), based in Ann Arbor, Michigan. Biotronic is the largest independent national provider of intra-operative neurophysiological monitoring services.

On July 23, 2008 and September 8, 2008 we made follow-on secured debt investments of $400 and $2,700, respectively in Iron Horse Coiled Tubing in support of the build out of additional equipment.

During the three months ended September 30, 2008, we closed-out 2 positions which are briefly described below.

On July 3, 2008, we exercised our warrant for 4,960,585 shares of common stock in Deep Down, Inc. As permitted by the terms of the warrant, we elected to make this exercise on a cashless basis entitling us to 2,618,129 common shares. On August 1, 2008, we sold all the shares acquired receiving $1,649 of net proceeds.

On August 27, 2008, R-V Industries repaid the $7,526 debt outstanding to us.

On September 30, 2008, we settled our net profits interests (“NPIs”) in IEC Systems LP (“IEC”) and Advanced Rig Services LLC (“ARS”) with the companies for a combined $12,576. IEC and ARS originally issued the NPIs to us when we loaned a combined $25,600 to IEC and ARS on November 20, 2007. In conjunction with the NPI realization, we simultaneously reinvested the $12,576 as incremental senior secured debt in IEC and ARS. The incremental debt will amortize over the period ending November 20, 2010.

The following is a quarter-by-quarter summary of our investment activity:

Quarter-End	Acquisitions (1)	Dispositions (2)
September 30, 2008	$70,456	$10,949
June 30, 2008	118,913	61,148
March 31, 2008	31,794	28,891
December 31, 2007	120,846	19,223
September 30, 2007	40,394	17,949
June 30, 2007	130,345	9,857
March 31, 2007	19,701	7,731
December 31, 2006	62,679	17,796
September 30, 2006	24,677	2,781
June 30, 2006	42,783	5,752
March 31, 2006	15,732	901
December 31, 2005	—	3,523
September 30, 2005	25,342	—
June 30, 2005	17,544	—
March 31, 2005	7,332	—
December 31, 2004	23,771	32,083
September 30, 2004	30,371	—
Since inception	$782,680	$218,584
____________________

(1)	Includes new deals, additional fundings, refinancings and PIK interest

(2)	Includes scheduled principal payments, prepayments and refinancings

Investment Holdings

As of September 30, 2008, we continue to pursue our investment strategy. Despite our name change to “Prospect Capital Corporation” and the termination of our policy to invest at least 80% of our net assets in energy companies, we currently have a concentration of investments in companies in the energy and energy related industries. Some of the companies in which we invest have relatively short or no operating histories. These companies are and will be subject to all of the business risk and uncertainties associated with any new business enterprise, including the risk that these companies may not reach their investment objective or the value of our investment in them may decline substantially or fall to zero.

Our portfolio had an annualized current yield of 15.5% and 15.5% across all our long-term debt and certain equity investments as of September 30, 2008 and September 30, 2007, respectively. This yield includes interest from all of our long-term investments as well as dividends from GSHI, NRG and Ajax. We expect the current yield to decline over time as we increase the size of the portfolio. Monetization of other equity positions that we hold is not included in this yield calculation. In each of our portfolio companies, we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.

As of September 30, 2008, we own controlling interests in Ajax Rolled Ring & Machine, or Ajax, C&J Cladding, LLC, or C&J, Gas Solutions Holdings, Inc., or GSHI, Integrated Contract Services, Inc., or Integrated, Iron Horse Coiled Tubing, Inc., or Iron Horse, NRG Manufacturing, Inc., or NRG, R-V Industries, Inc., or R-V, Worcester Energy Partners, Inc., or WEPI, and Yatesville Coal Holdings, Inc., or Yatesville. We also own affiliated interests in Appalachian Energy Holdings, LLC, or AEH, and Biotronic NeuroNetwork, or Biotronic.

The following is a summary of our investment portfolio by level of control:

	September 30, 2008		September 30, 2007
Level of Control	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio
Control	$202,324	35.0%	$145,645	40.1%
Affiliate	33,392	5.8%	14,631	4.0%
Non-Control/Non-Affiliate	313,587	54.2%	191,981	52.8%
Money Market Funds	28,658	5.0%	11,348	3.1%
Total Portfolio	$577,961	100.0%	$363,605	100.0%

The following is our investment portfolio presented by type of investment at September 30, 2008 and September 30, 2007, respectively:

	September 30, 2008		September 30, 2007
Type of Investment	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio
Money Market Funds	$28,658	5.0%	$11,348	3.1%
Senior Secured Debt	265,582	46.0%	218,282	60.0%
Subordinated Secured Debt	201,769	34.9%	79,001	21.7%
Preferred Stock	8,732	1.5%	120	0.1%
Common Stock	62,136	10.7%	51,301	14.1%
Membership Interests	3,447	0.6%	—	0.0%
Warrants	7,637	1.3%	3,553	1.0%
Total Portfolio	$577,961	100.0%	$363,605	100.0%

The following is our investment portfolio presented by geographic location of the investment at September 30, 2008 and September 30, 2007, respectively:

	September 30, 2008		September 30, 2007
Geographic Exposure	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio
Canada	$12,800	2.2%	$19,847	5.5%
Midwest US	75,890	13.1%	36,965	10.2%
Northeast US	57,522	10.0%	43,940	12.1%
Southeast US	128,463	22.2%	69,055	19.0%
Southwest US	229,575	39.7%	167,450	46.0%
Western US	45,053	7.8%	15,000	4.1%
Money Market Funds	28,658	5.0%	11,348	3.1%
Total Portfolio	$577,961	100.0%	$363,605	100.0%

The following is our investment portfolio presented by industry sector of the investment at September 30, 2008 and September 30, 2007, respectively:

	September 30, 2008		September 30, 2007
Industry Sector	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio
Biofuels/Ethanol	$—	0.0%	$8,000	2.2%
Biomass Power	12,202	2.1%	24,413	6.7%
Construction Services	5,189	0.9%	16,000	4.4%
Contracting	5,000	0.9%	5,000	1.4%
Financial Services	22,987	4.0%	25,000	6.9%
Food Products	27,281	4.7%	—	0.0%
Gas Gathering and Processing	63,454	11.0%	45,000	12.4%
Healthcare	56,717	9.8%	—	0.0%
Manufacturing	102,735	17.8%	48,664	13.4%
Metal Services	7,821	1.3%	5,837	1.6%
Mining and Coal Production	27,891	4.8%	16,970	4.6%
Oilfield Fabrication	37,109	6.4%	—	0.0%
Oil and Gas Production	110,449	19.1%	134,494	37.0%
Pharmaceuticals	11,332	2.0%	—	0.0%
Production Services	12,800	2.2%	16,253	4.5%
Retail	12,407	2.1%	—	0.0%
Shipping Vessels	6,675	1.1%	6,626	1.8%
Specialty Minerals	15,911	2.8%	—	0.0%
Technical Services	11,343	2.0%	—	0.0%
Money Market Funds	28,658	5.0%	11,348	3.1%
Total Portfolio	$577,961	100.0%	$363,605	100.0%

Investment Valuation

In determining the fair value of our portfolio investments at September 30, 2008, the Audit Committee considered valuations from the independent valuation firm and from management having an aggregate range of $519,641 to $570,010, excluding money market investments.

During the fiscal year ended September 30, 2008, several general economic factors have occurred which have affected the valuation of our investment portfolio.

Generally, interest rates offered on loans similar to those that we have originated have changed since our investments were consummated. While we do not believe that there has been any diminution of credit quality, general changes in current interest rates would affect the price for which we could sell these assets and we have adjusted our fair value of these assets to reflect such changes. We have adjusted the value of thirteen debt investments based upon such general changes in market interest rates including: AEH, Biotronic, C&J, Deb Shops, Inc., Diamondback Operating LP, H&M Oil & Gas, LLC, Freedom Marine Services LLC, Maverick Healthcare, LLC, Qualitest Pharmaceuticals, Inc., Regional Management Corp., Shearer’s Foods, Inc., Stryker Energy, LLC, and TriZetto.

Three debt investments were made to companies that are not performing in line with budget expectations. These investments (Conquest Cherokee, LLC, Iron Horse, and Wind River) are adequately collateralized and we expect full recovery. For these assets, we used higher market interest rates to take into account the increased credit risk and general changes in current interest rates for similar assets to determine their fair value.

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

Gas Solutions Holdings, Inc.

GSHI is an investment that we made in September 2004 and own 100% of the equity. GSHI is a midstream gathering and processing business located in East Texas. GSHI has improved its operations and we have experienced an increase in revenue, gross margin, and EBITDA (the latter two metrics on both an absolute and a percentage of revenues basis) over the past four years.

In late December 2007, we engaged RBC Capital Markets Corporation as a financial advisor to explore strategic alternatives, including a potential sale. Prospect has been in discussions with multiple interested purchasers for Gas Solutions and has not yet entered into a binding agreement. Significant negotiations continue. While Prospect wishes to unlock the value Prospect sees in Gas Solutions, Prospect does not wish to enter into any agreement at any time that does not recognize the long term value Prospect sees in Gas Solutions. As an almost fully hedged midstream asset generating predictable and consistent cash flow to Prospect, Gas Solutions is an asset that Prospect wishes to sell at a value-maximizing price, or not at all. Prospect has a patient approach toward the process. A sale of the assets, rather than the stock of GSHI, might result in a significant tax liability at the GSHI level which will need to be paid prior to any distribution to us.

In late March 2008, Royal Bank of Canada provided a $38 million term loan to Gas Solutions II Ltd, a wholly owned subsidiary of GSHI, the proceeds of which were used to refinance all of Citibank’s approximately $8 million of outstanding senior secured debt as well as to make a $30 million cash distribution to GSHI. We have non-recourse access to this cash at GSHI.

In early May 2008, Gas Solutions II Ltd purchased a series of propane puts at $0.10 out of the money and at prices of $1.53 per gallon and $1.394 per gallon covering the periods May 1, 2008, through April 30, 2009, and May 1, 2009, through April 30, 2010, respectively. These hedges have been executed at close to the highest market propane prices ever achieved on an historical basis; such hedges preserve the upside of Gas Solutions II Ltd to benefit from potential future increases in commodity prices. GSHI has generated approximately $19.5 million of unadjusted plant operating income for the first eight months ending August 31, 2008. Annualizing the current year results, this is an increase of 126.7% from the 2007 results.

In determining the value of GSHI, we have utilized three methods to derive the enterprise value: the market approach, income approach, and the indicative value from several letters of interest. These methods offer a wide range of values and our Board of Directors has determined the value to be $63,454 (after tax) for our debt and equity positions at September 30, 2008. GSHI has been valued at $38,212 above its amortized cost, compared to the $36,321 unrealized gain recorded at June 30, 2008.

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

We have a senior-secured, first-lien debt position with collateral in the form of receivables, real estate, other assets, guaranties, and the stock of THS. Based upon an analysis of the liquidation value of the ESA assets and the enterprise value of THS, our Board of Directors reaffirmed the fair value of our investment in ICS at $5,000, a reduction of $11,567 from its amortized cost, compared to the $11,464 unrealized loss recorded at June 30, 2008.

Worcester Energy Partners, Inc.

WEPI is under enhanced review by our senior management team due to poor operating results since investment. We have installed a new manager at WEPI who is instituting new controls to reduce costs and improve efficiency. WEPI has negotiated an interim agreement with the buyer of its energy production and is now earning revenues sufficient to cover its debt service requirements. Our Board of Directors, upon recommendation from senior management, has set the value of the WEPI investment based upon an enterprise valuation at $12,202 at September 30, 2008, a reduction of $28,116 from its amortized cost, compared to the $22,141 unrealized loss recorded at June 30, 2008.

Yatesville Coal Holdings, Inc.

As we previously discussed, all of our coal holdings are now held in one consolidated entity, Yatesville. The consolidated group has seen an improvement in operating results primarily from increased prices in coal, improved production, reductions in operating expenses from the consolidation of the management and operations and the allocation of assets to their most efficient use. Until a longer track record is established or a viable sales process is in place, we will continue to value Yatesville on an asset basis. Our Board of Directors, upon recommendation from senior management, has set the value of the Yatesville investment at $27,891 at September 30, 2008, a reduction of $13,611 from its amortized cost, compared to the $14,694 unrealized loss recorded at June 30, 2008.

Capitalization

Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt is currently consists of a revolving credit facility availing us of the ability to borrow up to $200 million of debt and our equity capital is currently comprised entirely of common equity.

We had $131,667 and $91,167 of borrowings at September 30, 2008 and June 30, 2008, respectively. These borrowings were made against a credit facility in place at Rabobank Nederland. The maintenance of this facility requires us to pay a fee for the amount not drawn upon. Through November 30, 2007, this fee is assessed at the rate of 37.5 basis points per annum of the amount of that unused portion; after that date, this rate increased to 50.0 basis points per annum if that unused portion was greater than 50% of the total amount of the facility. The following table shows the facility amounts and outstanding borrowings at September 30, 2008 and June 30, 2008:

	September 30, 2008		June 30, 2008
	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
Revolving Credit Facility	$200,000	$131,667	$200,000	$91,167

The following table shows the contractual maturity of our revolving credit facility at September 30, 2008:

	Payments Due By Period
	Less Than 1 Year	1 - 3 Years	More Than 3 Years
Credit Facility Payable	$131,667	$—	$—

During the quarter ended September 30, 2008, we did not raise any additional equity as the market was not conducive to a public offering. The following table shows the calculation of net asset value per share as of September 30, 2008 and June 30, 2008:

	September 30, 2008	June 30, 2008
Net Assets	$431,739	$429,623
Shares of common stock outstanding	29,520,379	29,520,379
Net asset value per share	$14.63	$14.55

At September 30, 2008, we had 29,520,379 of our common stock issued and outstanding.

Results of Operations

Net increase in net assets resulting from operations for the three months ended September 30, 2008 and September 30, 2007 was $13,998 and $8,550, respectively, representing $0.47 and $0.43 per share, respectively. We experienced a net realized and unrealized loss of $9,504 or approximately $0.32 per share in the three months ended September 30, 2008. This compares with the net realized and unrealized gain of $685 during the three months ended September 30, 2007 or approximately $0.04 per share. While we seek to maximize gains and minimize losses, our investments in portfolio companies can expose our capital to risks greater than those we may anticipate as these companies are typically not issuing securities rated investment grade, have limited resources, have limited operating history, are generally private companies with limited operating information available and are likely to depend on a small core of management talents. Changes in any of these factors can have a significant impact on the value of the portfolio company.

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

Investment income, which consists of interest income, including accretion of loan origination fees and prepayment penalty fees, dividend income and other income, including net profits interest, overriding royalties interest and structuring fees, was $35,799 and $15,391 for the three months ended September 30, 2008 and September 30, 2007, respectively. The following table describes the various components of investment income and the related levels of debt investments:

	Three Months Ended September 30,
	2008	2007
Interest income	$17,556	$12,832
Dividend income	4,723	1,618
Other income	13,520	941
Total investment income	$35,799	$15,391

Average debt principal of investments	$493,487	$321,139
Weighted-average interest rate earned	14.11%	15.85%

Investment income has been increasing as a larger investment portfolio has been generating greater income from both interest and dividends. Average interest income producing assets have increased from $321,139 for the three months ended September 30, 2007 to $493,487 for the three months ended September 30, 2008. While we have been able to increase the gross amount of interest income, average yields on interest bearing assets have decreased from 15.9% for the three months ended September 30, 2007 to 14.1% for three months ended September 30, 2008. The decrease in yield is the result of our increasing our asset mix in financings with private equity sponsors. We believe that such financings offer less risk, and consequently lower yields, due, in part, to lesser risk to our capital resulting from larger equity at risk underneath our capital. Holding these types of investments has allowed us to more effectively utilize our credit facility to finance such assets at an average rate of 4.3% for the three months ended September 30, 2008.

The increase in investment income is also driven by increases in income from dividends and other sources. Dividend income has grown significantly from $1,618 for the three months ended September 30, 2007 to $4,723 for the three months ended September 30, 2008. Much of the increase in dividend income is attributable to dividends received as a result of our investment in GSHI which paid $4,000 and $850 for the three months ended September 30, 2008 and September 30, 2007, respectively. Dividends were also received from our investments in Ajax and NRG. The significant increase in other income reflects our settlement of our net profit interests in IEC/ ARS for $12,576. In addition to settlement of net profit interests, sources of other income include but is not limited to income from structuring fees and overriding royalty interests.

Operating Expenses

Our primary operating expenses consist of investment advisory fees (base and incentive fees), credit facility costs, legal and professional fees and other operating and overhead-related expenses. These expenses include our allocable portion of overhead under the Administration Agreement with Prospect Administration under which Prospect Administration provides administrative services and facilities for us. Our investment advisory fees compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions in accordance with our Administration Agreement with Prospect Administration. Operating expenses were $12,297 and $7,526 for the three months ended September 30, 2008 and September 30, 2007, respectively.

The base investment advisory expense was $2,823 and $1,866 for the three months ended September 30, 2008 and September 30, 2007, respectively. The increase in this expense is directly related to our growth in total assets. For the three months ended September 30, 2008 and September 30, 2007, we incurred $5,875 and $1,966, respectively, of income incentive fees. The increase in the income incentive fees is driven by our stronger performance with respect to net investment income as evidenced by net operating income ratios of 11.7% and 10.7% for the three months ended September 30, 2008 and September 30, 2007, respectively. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.

During the three months ended September 30, 2008 and September 30, 2007, we incurred $1,518 and $1,238, respectively of expenses related to our credit facilities. These expenses are related directly to the leveraging capacity put into place for each of those periods and the levels of indebtedness actually undertaken in those quarters. The table below describes the various credit facility expenses and the related indicators of leveraging capacity and indebtedness.

	Three Months Ended September 30,
	2008	2007
Interest expense	$1,230	$891
Amortization of deferred financing costs	180	186
Commitment and other fees	108	161
Total	$1,518	$1,238

Weighted-average debt outstanding	$115,419	$49,763
Weighted-average interest rate incurred	4.27%	7.18%
Facility amount at beginning of period	$200,000	$200,000

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

Asset-based fees from Vastardis Capital, the sub-administrator to Prospect Administration, have also grown as assets have grown. Legal costs decreased significantly from $1,206 for the three months ended September 30, 2007 to $597 for the three months ended September 30, 2008 as there were reduced costs for litigation during the 2008 period.

Net Realized Gains (Loss)

Net realized gains (losses) were $1,645 and $(11) for the three months ended September 30, 2008 and September 30, 2007, respectively. The net realized gain of $1,645 for the three months ended September 30, 2008 was due primarily to the sale of the warrants related to Deep Down, Inc. while the $(11) realized loss registered for the three months ended September 30, 2007 is attributable to the sale of U.S. Treasury Bills.

Increase (Decrease) in Net Assets from Net Changes in Unrealized Appreciation/Depreciation

Increase (decrease) in net assets from changes in unrealized appreciation/depreciation was $(11,149) and $696 for the three months ended September 30, 2008 and September 30, 2007, respectively. For the three months ended September 30, 2008, the $11,149 decrease in net assets from the net change in unrealized appreciation/depreciation was driven by significant write-downs in our investments in WEPI, Deb Shop, Inc., Iron Horse Coiled Tubing, Inc. and by the disposition of Deep Down, Inc. which had been previously valued above cost. These instances of unrealized depreciation were partially offset by unrealized appreciation in C&J, GSHI, and Yatesville. For the three months ended September 30, 2007, the $696 increase in net assets from such changes is attributable to write-ups of our investment in NRG Manufacturing, Inc. offset by write-downs for our investments in ESA Environmental Specialists, Inc., Genesis Coal Corp., Whymore Coal Company, Inc. and WEPI.

Financial Condition, Liquidity and Capital Resources

Our cash flows used in operating activities totaled $27,785 and $52,578, for the three months ended September 30, 2008 and September 30, 2007, respectively. Financing activities provided cash flows of $28,499 and $52,578 for the three months ended September 30, 2008 and September 30, 2007, respectively. Dividends paid were $11,845 and $6,587, for the three months ended September 30, 2008 and September 30, 2007, respectively.

Our primary uses of funds have been to add to our investments in our portfolio companies, to add new companies to our investment portfolio, and to make cash distributions to holders of our common stock. In the future, we may also use some of our funds to buy back our common stock on the open market.

We have and may continue to fund a portion of our cash needs through borrowings from banks, issuances of senior securities or secondary offerings. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. At September 30, 2008, we had a $200,000 revolving credit facility on which $131,667 was outstanding. This facility matures on June 6, 2009, and we are currently negotiating for an extension and expansion of the facility.

On September 6, 2007, our Registration Statement on Form N-2 was declared effective by the SEC. At September 30, 2008, under the Registration Statement, we had remaining availability to issue up to approximately $354,000 of our equity securities over the next three years.

Off-Balance Sheet Arrangements

At September 30, 2008, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than those which originate from 1) the investment advisory and management agreement and the administration agreement and 2) the portfolio companies.

Developments Since the End of the Fiscal Quarter

On October 9, 2008, our Board of Directors approved a share repurchase plan under which we may repurchase up to $20,000 of our common stock at prices below our net asset value as reported in our financial statements published for the year ended June 30, 2008.

On October 16, 2008, we issued 117,549 shares of our common stock is connection with the Dividend Reinvestment Plan.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2008, most of the loans in our portfolio bore interest at fixed interest rates while our credit facility bears interest at a floating LIBOR rate. Several of our floating rate loans have floors which have effectively converted the loans to fixed rate loans in the current interest rate environment. At September 30, 2008, loans totaling $70,067 bear interest at floating rates while all of the $131,667 outstanding on our credit facility bears interest at floating rates. If we continue to invest in fixed rate loans, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the three months ended September 30, 2008, we did not engage in interest rate hedging activities.

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

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in our most recent 10-K filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reflects the history of shares issued under the dividend reinvestment plan:

Record Date	Shares Issued	Aggregate Offering Price (in 000s)	% of Dividend
March 24, 2006	6,841	$111	5.2%
June 23, 2006	7,932	130	5.4%
September 22, 2006	80,818	1,273	26.2%
December 29, 2006	108,047	1,850	25.5%
March 23, 2007	93,843	1,595	20.8%
June 22, 2007	69,834	1,190	15.3%
September 19, 2007	72,073	1,243	15.9%
March 31, 2008	99,241	1,510	14.4%

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the first quarter of the fiscal year ended June 30, 2009.

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

3.1	Articles of Amendment and Restatement (1).

3.2	Amended and Restated Bylaws (9).

4.1	Form of Share Certificate (1).

10.1	Investment Advisory Agreement between Registrant and Prospect Capital Management LLC (1).

10.2	Custodian Agreement (2).

10.3	Administration Agreement between Registrant and Prospect Administration LLC (1).

10.4	Transfer Agency and Service Agreement (2).

10.5	Dividend Reinvestment Plan (1).

10.6	License Agreement between Registrant and Prospect Capital Management LLC (1).

10.7	Loan and Servicing Agreement dated June 6, 2007 among Prospect Capital Funding LLC, Prospect Capital Corporation, the lenders from time to time party thereto and Coöperative Centrale Raisseisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch (6).

10.8	First Amendment to Loan and Servicing Agreement dated December 31, 2007 among Prospect Capital Funding LLC, Prospect Capital Corporation, and Coöperative Centrale Raisseisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch (7).

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).

12	Computation of Ratios (included in the notes to the financial statements contained in this report).

14*	Code of Conduct

16	Letter regarding change in certifying accountant (4).

21	Subsidiaries of the Registrant: (included in the notes to the consolidated financial statements contained in this annual report). (8)

22.1	Proxy Statement (5).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
____________________

*	Filed herewith.

(1)	Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-114522), filed on July 6, 2004.

(2)	Incorporated by reference to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-114522), filed on July 23, 2004.

(3)	Incorporated by reference from the Registrant’s Form 10-K filed on September 28, 2006.

(4)	Incorporated by reference to the form 8-K/A (File No. 814-00659), filed on January 21, 2005.

(5)	Incorporated by reference from the Registrant’s Proxy Statement filed on October 20, 2008.

(6)	Incorporated by reference from the Registrant’s Registration Statement on Form N-2 (File No. 333-143819) filed on September 5, 2007.

(7)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on February 11, 2008.

(8)	Incorporated by reference from the Registrant’s Form 10-K filed on September 28, 2007.

(9)	Incorporated by reference from the Registrant’s Form 8-K filed on September 10, 2008.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 7, 2008.

PROSPECT CAPITAL CORPORATION

By:	/s/ John F. Barry III
John F. Barry III
Chief Executive Officer and Chairman of the Board