Form 10-Q
period 2008-12-31
PROSPECT CAPITAL CORP
filed 2009-02-09
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2008

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

     The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of January 31, 2009 was 29,786,128.

PROSPECT CAPITAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2008
TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
December 31, 2008 and June 30, 2008
(in thousands, except share and per share data)

	December 31, 2008 (Unaudited)	June 30, 2008 (Audited)
Assets
Investments at fair value (cost of $571,537 and $496,805, respectively, Note 3)
Control investments (cost of $216,242 and $203,661, respectively)	$216,448	$205,827
Affiliate investments (cost of $33,496 and $5,609, respectively)	31,721	6,043
Non-control/Non-affiliate investments (cost of $321,799 and $287,535,
respectively)	307,492	285,660
Total investments at fair value	555,661	497,530

Investments in money market funds	22,606	33,000
Cash	2,438	555
Receivables for:
Interest	4,430	4,094
Dividends	19	4,248
Loan principal	—	71
Managerial assistance	405	380
Prepaid prospective deal expenses	86	—
Other	204	187
Prepaid expenses	778	273
Deferred financing costs	1,350	1,440
Total Assets	587,977	541,778

Liabilities
Credit facility payable	138,667	91,167
Dividends payable	11,966	11,845
Due to Prospect Administration (Note 7)	683	695
Due to Prospect Capital Management (Note 7)	5,629	5,946
Accrued expenses	2,101	1,104
Other liabilities	1,128	1,398
Total Liabilities	160,174	112,155

Net Assets	$427,803	$429,623

Components of Net Assets
Common stock, par value $0.001 per share (100,000,000 and 100,000,000 common shares authorized, respectively; 29,637,928 and 29,520,379 issued
and outstanding, respectively)	$30	$30
Paid-in capital in excess of par	442,838	441,332
Undistributed net investment income	13,122	1,508
Accumulated realized losses on investments	(12,311)	(13,972)
Unrealized (depreciation) appreciation on investments	(15,876)	725
Net Assets	$427,803	$429,623

Net Asset Value Per Share	$14.43	$14.55

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Three and Six Months Ended December 31, 2008 and 2007
(in thousands, except share and per share data)
(Unaudited)

	For The Three Months Ended December 31,		For The Six Months Ended December 31,
	2008	2007	2008	2007
Investment Income
Interest Income
Control investments (Net of foreign withholding tax of
$62, $69, $109, and $158, respectively)	$5,075	$5,285	$11,797	$10,348
Affiliate investments (Net of foreign withholding tax of
$0, $35, $0, and $70, respectively)	1,075	655	1,635	1,322
Non-control/Non-affiliate investments	11,091	8,876	21,365	15,978
Total interest income	17,241	14,816	34,797	27,648
Dividend income
Control investments	4,584	2,200	9,168	3,650
Money market funds	81	266	220	434
Total dividend income	4,665	2,466	9,388	4,084

Other income: (Note 4)
Control/Affiliate investments	87	—	831	10
Non-control/Non-affiliate investments	220	1,281	12,996	2,212
Total other income	307	1,281	13,827	2,222
Total Investment Income	22,213	18,563	58,012	33,954

Operating Expenses
Investment advisory fees:
Base management fee (Note 7)	2,940	2,112	5,763	3,978
Income incentive fee (Note 7)	2,990	2,665	8,865	4,631
Total investment advisory fees	5,930	4,777	14,628	8,609

Interest and credit facility expenses	1,965	1,618	3,483	2,856
Sub-administration fees (including former Chief Financial Officer
and Chief Compliance Officer)	217	206	467	392
Legal fees	184	569	483	1,775
Valuation services	110	120	422	233
Audit, compliance and tax related fees	306	43	629	293
Allocation of overhead from Prospect Administration (Note 7)	588	260	1,176	520
Insurance expense	63	64	124	128
Directors’ fees	62	55	143	110
Other general and administrative expenses	295	191	462	503
Tax expense	533	—	533	10

Total Operating Expenses	10,253	7,903	22,550	15,429

Net Investment Income	11,960	10,660	35,462	18,525

Net realized gain (loss) on investments	16	(18,610)	1,661	(18,621)
Net change in unrealized appreciation/depreciation on investments	(5,452)	4,264	(16,601)	4,960

Net Increase (Decrease) in Net Assets Resulting from
Operations	$6,524	$(3,686)	$20,522	$4,864

Net increase (decrease) in net assets resulting from operations
per share: (Note 6)	$0.22	$(0.16)	$0.69	$0.23
Dividends declared per share:	$0.40	$0.39	$0.80	$0.78

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
For The Six Months Ended December 31, 2008 and 2007
(in thousands, except share data)
(Unaudited)

	For The Six Months Ended December 31,
	2008	2007
Increase in Net Assets from Operations:
Net investment income	$35,462	$18,525
Net realized gain (loss) on investments	1,661	(18,621)
Net change in unrealized appreciation/depreciation on investments	(16,601)	4,960
Net Increase in Net Assets Resulting from Operations	20,522	4,864

Dividends to Shareholders:	(23,848)	(17,200)

Capital Share Transactions:
Net proceeds from capital shares sold	—	57,436
Less: Offering costs of public share offerings	—	(567)
Reinvestment of dividends	1,506	1,243

Net Increase in Net Assets Resulting from Capital Share Transactions	1,506	58,112

Total (Decrease) Increase in Net Assets:	(1,820)	45,776
Net assets at beginning of period	429,623	300,048
Net Assets at End of Period	$427,803	$345,824

Capital Share Activity:
Shares sold	—	3,700,000
Shares issued through reinvestment of dividends	117,549	72,073
Net increase in capital share activity	117,549	3,772,073
Shares outstanding at beginning of period	29,520,379	19,949,065

Shares Outstanding at End of Period	29,637,928	23,721,138

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Six Months Ended December 31, 2008 and 2007
(in thousands, except share data)
(Unaudited)

	For The Six Months Ended December 31,
	2008	2007
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$20,522	$4,864
Net realized (gain) loss on investments	(1,661)	18,621
Net change in unrealized appreciation/depreciation on investments	16,601	(4,960)
Accretion of original issue discount on investments	(2,128)	(1,442)
Amortization of deferred financing costs	360	367
Gain on settlement of net profits interest	(12,576)	—

Change in operating assets and liabilities:
Payments for purchases of investments	(70,513)	(160,517)
Payment-In-Kind interest	(931)	(722)
Proceeds from sale of investments and collection of investment principal	13,077	37,172
Purchases of cash equivalents	(19,999)	(189,960)
Sales of cash equivalents	19,999	189,945
Net decrease investments in money market funds	10,394	17,026
Increase in interest receivable	(336)	(1,266)
Decrease in dividends receivable	4,229	193
Decrease (increase) in loan principal receivable	71	(115)
Increase in receivable for securities sold	—	(3,100)
Decrease in receivable for structuring fees	—	1,625
Increase in receivable for managerial assistance	(25)	—
Increase in receivable for potential deal expenses	(86)	—
Increase in other receivables	(17)	(11)
(Increase) decrease in prepaid expenses	(505)	173
Decrease in payables for securities purchased	—	(64,396)
Decrease in due to Prospect Administration	(12)	(128)
(Decrease) increase in due to Prospect Capital Management	(317)	132
Increase in accrued expenses	997	72
Decrease (increase) in other liabilities	(270)	859

Net Cash Used In Operating Activities:	(23,126)	(155,568)

Cash Flows from Financing Activities:
Borrowings under credit facility	54,500	161,367
Payments under credit facility	(7,000)	(54,325)
Financing costs paid and deferred	(270)	(420)
Net proceeds from issuance of common stock	—	57,436
Offering costs from issuance of common stock	—	(567)
Dividends paid	(22,221)	(6,587)
Net Cash Provided By Financing Activities:	25,009	156,904

Total Increase in Cash	1,883	1,336
Cash balance at beginning of period	555	—
Cash Balance at End of Period	$2,438	$1,336

Cash Paid For Interest	$2,862	$1,992

Non-Cash Financing Activity:
Amount of shares issued in connection with dividend reinvestment plan	$1,506	$1,243

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2008 and June 30, 2008
(in thousands, except share data)

			December 31, 2008 (unaudited)
Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares Ownership %	Cost	Fair Value (2)	% of Net Assets
Control Investments (25.00% or greater of voting control)

Ajax Rolled Ring & Machine	South Carolina/
	Manufacturing
Unrestricted common shares (7 total unrestricted
common shares issued and outstanding and
803.18 restricted common shares issued and
outstanding)		6	$—	$—	0.0%
Series A convertible preferred shares (7,222.6
total preferred shares issued and outstanding)		6,142.6	6,113	6,113	1.4%
Senior secured note – Tranche A,10.50%,
4/01/2013 (4), (28)		$21,707	21,707	21,707	5.1%
Subordinated secured note – Tranche B, 11.50%
plus 6.00% PIK, 4/01/2013 (4), (29)		$11,500	11,500	11,500	2.7%

			39,320	39,320	9.2%

C&J Cladding LLC (4)	Texas/Metal
	Services
Warrant, common units, expiring 3/30/2014
(1,000 total company units outstanding)		400	580	5,152	1.2%
Senior secured note, 14.00%, 3/30/2012 (12)		$4,050	3,546	4,043	0.9%

			4,126	9,195	2.1%

Gas Solutions Holdings, Inc. (3)	Texas/Gas
	Gathering and
	Processing
Common shares (100 total common shares
outstanding)		100	5,032	52,158	12.2%
Senior secured note, 18.00%, 12/22/2018 (4)		$25,000	25,000	25,000	5.8%

			30,032	77,158	18.0%

Integrated Contract Services, Inc. (5)	North Carolina/
	Contracting
Common stock (100 total common shares
outstanding)		49	702	—	0.0%
Series A preferred shares (10 total Series A
preferred shares outstanding)		10	—	—	0.0%
Junior secured note, stated rate 7.00%
plus 7.00% PIK, in non-accrual status
effective 10/09/2007, matures 9/30/2010		$14,003	14,003	3,030	0.7%
Senior secured note, stated rate 7.00%
plus 7.00% PIK, in non-accrual status
effective 10/09/2007, matures 9/30/2010		$800	800	800	0.2%
Senior demand note, 15.00%, 6/30/2009 (6)		$1,170	1,170	1,170	0.3%

			16,675	5,000	1.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
December 31, 2008 and June 30, 2008
(in thousands, except share data)

			December 31, 2008 (unaudited)
Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares Ownership %	Cost	Fair Value (2)	% of Net Assets
Control Investments (25.00% or greater of voting control)

Iron Horse Coiled Tubing, Inc.	Alberta, Canada/
	Production
	Services
Common shares (2,231 total class A
common shares outstanding)		1,781	$268	$—	0.0%
Senior secured note, 15.00%, 4/19/2009		$9,250	9,185	5,165	1.2%
Bridge Loan, 15.00% plus 3.00% PIK, 4/30/2009		$8,182	8,182	8,182	1.9%

			17,635	13,347	3.1%

NRG Manufacturing, Inc.	Texas/
	Manufacturing
Common shares (1,000 total common shares
issued and outstanding)		800	2,316	10,609	2.5%
Senior secured note, 16.50%, 8/31/2011 (4), (8)		$13,080	13,080	13,080	3.1%

			15,396	23,689	5.6%

R-V Industries, Inc.	Pennsylvania/
	Manufacturing
Common shares (750,000 total common shares
issued and outstanding)		545,107	5,068	8,772	2.1%
Warrants, common shares, expiring 6/30/2017
(200,000 total common shares outstanding)		200,000	1,682	3,219	0.8%

			6,750	11,991	2.9%

Worcester Energy Partners, Inc. (9)	Maine/Biomass
	Power
Equity ownership		—	1,368	—	0.0%
Senior secured note, stated rate 12.50%, in
non-accrual status effective 7/01/2008,
matures 12/31/2012		$40,939	40,839	10,900	2.5%

			42,207	10,900	2.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
December 31, 2008 and June 30, 2008
(in thousands, except share data)

			December 31, 2008 (unaudited)
Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares Ownership %	Cost	Fair Value (2)	% of Net Assets
Control Investments (25.00% or greater of voting control)

Yatesville Coal Holdings, Inc. (23)	Kentucky/
	Mining and Coal
	Production
Common stock (1,000 total common
shares outstanding)		1,000	$433	$—	0.0%
Junior secured note, 15.66%, 12/31/2010		$33,668	33,668	15,848	3.7%
Senior secured note, 15.66%, 12/31/2010		$10,000	10,000	10,000	2.3%

			44,101	25,848	6.0%

Total Control Investments			216,242	216,448	50.6%

Affiliate Investments (5.00% to 24.99% of voting control)

Appalachian Energy Holdings LLC (10), (4)	West Virginia/
	Construction
	Services
Warrants - Class A common units,
expiring 2/13/2016 (64,968 total fully-diluted
class A common units outstanding)		6,065	176	—	0.0%
Warrants - Class A common units,
expiring 6/17/2018 (64,968 total fully-diluted
class A common units outstanding)		6,025	172	—	0.0%
Warrants – Class A common units,
expiring 11/30/2018 (64,968 total fully-
diluted class A common units outstanding)		3,125	—	—	0.0%
Series A preferred equity (1,075 total series A
preferred equity units outstanding)		200	88	—	0.0%
Series B preferred equity (794 total series B
preferred equity units outstanding)		241	241	53	0.0%
Series C preferred equity (62.5 total series C
preferred equity units outstanding)		62.5	63	63	0.0%
Senior Secured Debt Tranche A, 14.00%
plus 3.00% PIK plus 3.00% default
interest, 1/31/2011		$2,371	2,371	2,195	0.5%
Senior Secured Debt Tranche B, 14.00%
plus 3.00% PIK plus 3.00% default
interest, 5/01/2009		$1,990	1,990	1,954	0.5%

			5,101	4,265	1.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
December 31, 2008 and June 30, 2008
(in thousands, except share data)

			December 31, 2008 (unaudited)
Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares Ownership %	Cost	Fair Value (2)	% of Net Assets
Affiliate Investments (5.00% to 24.99% of voting control)

Biotronic NeuroNetwork	Michigan/
	Healthcare
Preferred shares (85,000 total preferred shares
outstanding) (26)		9,925.455	$2,300	$2,575	0.6%
Senior secured note, 11.50% plus 1.00%
PIK, 2/21/2013 (4), (27)		$26,095	26,095	24,881	5.8%

			28,395	27,456	6.4%

Total Affiliate Investments			33,496	31,721	7.4%

Non-Control/Non-Affiliate Investments (less than 5.00% of voting control)

American Gilsonite Company	Utah/Specialty
	Minerals
Membership interest units in AGC\PEP, LLC (11)		99.9999%	1,031	2,313	0.5%
Subordinated secured note, 12.00%
plus 3.00% PIK, 3/14/2013 (4)		$14,783	14,783	14,935	3.5%

			15,814	17,248	4.0%

Castro Cheese Company, Inc.(4)	Texas/Food
	Products
Junior secured note, 11.00% plus 2.00% PIK,
2/28/2013		$7,463	7,326	7,124	1.7%

Conquest Cherokee, LLC (13), (4)	Tennessee/Oil
	and Gas Production
Senior secured note, 13.00%, 5/05/2009 (14)		$10,200	10,168	9,357	2.2%

Deb Shops, Inc. (4)	Pennsylvania/
	Retail
Second lien debt, 10.16%, 10/23/2014 (25)		$15,000	14,600	10,139	2.4%

Diamondback Operating, LP (15), (4)	Oklahoma/
	Oil and Gas
	Production
Senior secured note, 12.00% plus 2.00%
PIK, 8/27/2011		$9,200	9,200	10,010	2.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
December 31, 2008 and June 30, 2008
(in thousands, except share data)

			December 31, 2008 (unaudited)
Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares Ownership %	Cost	Fair Value (2)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% of voting control)

Freedom Marine Services LLC (15), (4)	Louisiana/
	Shipping Vessels
Subordinated secured note, 12.00%
plus 4.00% PIK, 12/31/2011 (17)		$7,091	$7,004	$6,993	1.6%

H&M Oil & Gas, LLC (15), (4)	Texas/Oil and
	Gas Production
Senior secured note, 13.00%, 6/30/2010 (16)		$50,500	50,500	48,823	11.4%

IEC Systems LP (“IEC”)/	Texas/
Advanced Rig Services LLC (“ARS”) (4)	Oilfield
	Fabrication
IEC senior secured note, 12.00% plus 3.00%
PIK, 11/20/2012 (30)		$22,612	22,612	22,612	5.3%
ARS senior secured note, 12.00% plus 3.00%
PIK, 11/20/2012 (30)		$13,543	13,543	13,543	3.2%

			36,155	36,155	8.5%

Maverick Healthcare, LLC (4)	Arizona/
	Healthcare
Common units (79,000,000 total class A
common units outstanding)		1,250,000	1,252	1,353	0.3%
Preferred units (79,000,000 total preferred
units outstanding)		1,250,000	—	—	0.0%
Second lien debt, 12.00% plus 1.50%
PIK, 4/30/2014		$12,596	12,596	12,100	2.8%

			13,848	13,453	3.1%

Miller Petroleum, Inc.	Tennessee/
	Oil and Gas
	Production
Warrant, common shares, expiring 5/04/2010 to
12/31/2013 (15,616,856 total common shares
outstanding) (32)		1,753,357	150	139	0.0%

Peerless Manufacturing Co. (4)	Texas/
	Manufacturing
Subordinated secured note, 11.50% plus 3.50%
PIK, 4/29/2013		$20,000	20,000	20,000	4.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
December 31, 2008 and June 30, 2008
(in thousands, except share data)

			December 31, 2008 (unaudited)
Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares Ownership %	Cost	Fair Value (2)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% of voting control)

Qualitest Pharmaceuticals, Inc. (4)	Alabama/
	Pharmaceuticals
Second lien debt, 8.96%, 4/30/2015 (18)		$12,000	$11,946	$9,692	2.3%

Regional Management Corp. (4)	South Carolina/
	Financial Services
Subordinated secured note, 12.00% plus 2.00%
PIK, 6/29/2012		$25,170	25,170	21,507	5.0%

Resco Products, Inc. (4)	Pennsylvania/
	Manufacturing
Second lien debt, 10.20%, 6/22/2014 (19)		$9,750	9,584	8,203	1.9%

Shearer’s Foods, Inc.	Ohio/
	Food Products
Membership interest units in Mistral Chip
Holdings, LLC (45,300 total membership
units outstanding) (24)		2,000	2,000	3,467	0.8%
Second lien debt, 14.00%,10/31/2013 (4)		$18,000	18,000	17,683	4.1%

			20,000	21,150	4.9%

Stryker Energy, LLC (20), (4)	Ohio/
	Oil and Gas
	Production
Subordinated secured revolving credit facility,
12.00%, 12/01/2011 (21)		$29,500	29,095	28,633	6.7%

TriZetto Group	California/
	Healthcare
Subordinated unsecured note, 12.00%
plus 1.50% PIK, 10/01/2016 (4)		$15,036	14,890	13,930	3.3%

Unitek (4)	Pennsylvania/
	Technical Services
Second lien debt, 14.50%,12/31/2013 (22)		$11,500	11,349	11,349	2.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
December 31, 2008 and June 30, 2008
(in thousands, except share data)

			December 31, 2008 (unaudited)
Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares Ownership %	Cost	Fair Value (2)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% of voting control)

Wind River Resources Corp. and	Utah/
Wind River II Corp. (4) (15)	Oil and Gas
	Production
Senior secured note, 13.00%, 7/31/2010 (31)		$15,000	$15,000	$13,587	3.2%

Total Non-Control/Non-Affiliate Investments			321,799	307,492	71.9%

Total Portfolio Investments			571,537	555,661	129.9%

Money Market Funds
Fidelity Institutional Money Market Funds -
Government Portfolio (Class I)		17,982,598	17,982	17,982	4.2%
Fidelity Institutional Money Market Funds -
Government Portfolio (Class I) (4)		4,623,710	4,624	4,624	1.1%

Total Money Market Funds			22,606	22,606	5.3%

Total Investments			$594,143	$578,267	135.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
December 31, 2008 and June 30, 2008
(in thousands, except share data)

			June 30, 2008 (audited)
Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares Ownership %	Cost	Fair Value (2)	% of Net Assets
Control Investments (25.00% or greater of voting control)

Ajax Rolled Ring & Machine	South Carolina/
	Manufacturing
Common shares (7 total unrestricted common
shares outstanding and 803.18 restricted
common shares outstanding)		6	$—	$—	0.0%
Preferred shares (7,222.6 total preferred shares
issued and outstanding)		6,142.6	6,293	6,293	1.5%
Senior secured note,10.50%, 4/01/2013 (4)		$21,890	21,890	21,890	5.1%
Subordinated secured note,11.50% plus
6.00% PIK, 4/01/2013 (4)		$11,500	11,500	11,500	2.6%

			39,683	39,683	9.2%

C&J Cladding LLC (4)	Texas/
	Metal Services
Warrants, common units, expiring 3/30/2014
(600 total company units outstanding)		400	580	2,222	0.5%
Senior secured note, 14.00%, 3/30/2012 (12)		$4,800	4,085	4,607	1.1%

			4,665	6,829	1.6%

Gas Solutions Holdings, Inc. (3)	Texas/
	Gas Gathering and
	Processing
Common shares (100 total common shares
outstanding)		100	5,221	41,542	9.7%
Subordinated secured note, 18.00%,
12/22/2009 (4)		$20,000	20,000	20,000	4.7%

			25,221	61,542	14.4%

Integrated Contract Services, Inc. (5)	North Carolina/
	Contracting
Common stock (100 total common
shares outstanding)		49	491	—	0.0%
Series A preferred shares (10 total Series A
preferred shares outstanding)		10	—	—	0.0%
Junior secured note, 14.00%, 9/30/2010		$14,003	14,003	3,030	0.7%
Senior secured note, 14.00%, 9/30/2010		$800	800	800	0.2%
Senior demand note, 15.00%, 6/30/2009 (6)		$1,170	1,170	1,170	0.3%

			16,464	5,000	1.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
December 31, 2008 and June 30, 2008
(in thousands, except share data)

			June 30, 2008 (audited)
Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares Ownership %	Cost	Fair Value (2)	% of Net Assets
Control Investments (25.00% or greater of voting control)

Iron Horse Coiled Tubing, Inc.	Alberta, Canada/
	Production
	Services
Common shares (1,093 total common
shares outstanding)		643	$268	$49	0.0%
Warrants for common shares (7)		1,138	—	—	0.0%
Senior secured note, 15.00%, 4/19/2009		$9,250	9,094	9,073	2.1%
Bridge Loan, 15.00% plus 3.00%
PIK, 12/11/2008		$2,103	2,103	2,060	0.5%

			11,465	11,182	2.6%

NRG Manufacturing, Inc.	Texas/
	Manufacturing
Common shares (1,000 total common shares
issued and outstanding)		800	2,317	8,656	2.0%
Senior secured note, 16.50%, 8/31/2011 (4), (8)		$13,080	13,080	13,080	3.0%

			15,397	21,736	5.0%

R-V Industries, Inc.	Pennsylvania/
	Manufacturing
Common shares (800,000 total common shares
issued and outstanding)		545,107	5,031	8,064	1.9%
Warrants, common shares, expiring 6/30/2017		200,000	1,682	2,959	0.7%
Senior secured note, 15.00%, 6/30/2017 (4)		$7,526	5,912	7,526	1.8%

			12,625	18,549	4.4%

Worcester Energy Partners, Inc. (9)	Maine/
	Biomass Power
Equity ownership		—	457	1	0.0%
Senior secured note, 12.50%, 12/31/2012		$37,388	37,264	15,579	3.6%

			37,721	15,580	3.6%

Yatesville Coal Holdings, Inc. (23)	Kentucky/
	Mining and Coal
	Production
Common stock (1,000 total common
shares outstanding)		1,000	284	—	0.0%
Junior secured note, 12.50%, 12/31/2010		$30,136	30,136	15,726	3.7%
Senior secured note, 12.50%, 12/31/2010		$10,000	10,000	10,000	2.3%

			40,420	25,726	6.0%

Total Control Investments			203,661	205,827	48.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
December 31, 2008 and June 30, 2008
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
December 31, 2008 and June 30, 2008
(in thousands, except share data)

			June 30, 2008 (audited)
Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares Ownership %	Cost	Fair Value (2)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% of voting control)

Conquest Cherokee, LLC (13), (4)	Tennessee/Oil and
	Gas Production
Senior secured note, 13.00%, 5/05/2009 (14)		$10,200	$10,125	$9,923	2.3%

Deb Shops, Inc. (4)	Pennsylvania/
	Retail
Senior secured note, 10.69%, 10/23/2014 (25)		$15,000	14,577	13,428	3.1%

Deep Down, Inc. (4)	Texas/
	Production
	Services
Warrant, common shares, expiring 8/06/2012
(174,732,501 total common shares outstanding)		4,960,585	—	2,856	0.7%

Diamondback Operating, LP (15), (4)	Oklahoma/
	Oil and Gas
	Production
Senior secured note, 12.00% plus 2.00%
PIK, 8/28/2011		$9,200	9,200	9,108	2.1%

Freedom Marine Services LLC (15), (4)	Louisiana/
	Shipping Vessels
Subordinated secured note, 12.00% plus 4.00%
PIK, 12/31/2011 (17)		$6,948	6,850	6,805	1.6%

H&M Oil & Gas, LLC (15), (4)	Texas/
	Oil and Gas
	Production
Senior secured note, 13.00%, 6/30/2010 (16)		$50,500	50,500	50,500	11.8%

IEC Systems LP (“IEC”)/	Texas/
Advanced Rig Services LLC (“ARS”) (4)	Oilfield
	Fabrication
IEC senior secured note, 12.00% plus 3.00%
PIK, 11/20/2012		$19,028	19,028	19,028	4.4%
ARS senior secured note, 12.00% plus 3.00%
PIK, 11/20/2012		$5,825	5,825	5,825	1.4%

			24,853	24,853	5.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
December 31, 2008 and June 30, 2008
(in thousands, except share data)

			June 30, 2008 (audited)
Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares Ownership %	Cost	Fair Value (2)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% of voting control)

Maverick Healthcare, LLC (4)	Arizona/
	Healthcare
Common units (78,100,000 total common
units outstanding)		1,250,000	$1,252	$1,252	0.3%
Preferred units (78,100,000 total preferred
units outstanding)		1,250,000	—	—	0.0%
Senior secured note, 12.00% plus 1.50%
PIK, 10/31/2014		$12,500	12,500	12,500	2.9%

			13,752	13,752	3.2%

Miller Petroleum, Inc.	Tennessee/
	Oil and Gas
	Production
Warrants, common shares, expiring 5/04/2010
to 3/31/2013 (14,566,856 total common
shares outstanding)		1,571,191	150	111	0.0%

Peerless Manufacturing Co. (4)	Texas/
	Manufacturing
Subordinated secured note, 11.50% plus 3.50%
PIK, 4/30/2013		$20,000	20,000	20,000	4.7%

Qualitest Pharmaceuticals, Inc. (4)	Alabama/
	Pharmaceuticals
Second lien debt, 12.45% (18), 4/30/2015		$12,000	11,944	11,523	2.7%

Regional Management Corp. (4)	South Carolina/
	Financial Services
Subordinated secured note, 12.00% plus 2.00%
PIK, 6/29/2012		$25,000	25,000	23,699	5.5%

Resco Products, Inc. (4)	Pennsylvania/
	Manufacturing
Second lien debt, 11.06% (19), 6/24/2014		$9,750	9,574	9,574	2.2%

Shearer’s Foods, Inc.	Ohio/
	Food Products
Mistral Chip Holdings, LLC membership
units (45,300 total membership units
outstanding) (24)		2,000	2,000	2,000	0.5%
Second lien debt, 14.00%, 10/31/2013 (4)		$18,000	18,000	17,351	4.0%

			20,000	19,351	4.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
December 31, 2008 and June 30, 2008
(in thousands, except share data)

			June 30, 2008 (audited)
Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares Ownership %	Cost	Fair Value (2)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% of voting control)

Stryker Energy, LLC (20), (4)	Ohio/
	Oil and Gas
	Production
Subordinated revolving credit facility,
12.00%, 11/30/2011 (21)		$29,500	$29,041	$28,518	6.6%

Unitek (4)	Pennsylvania/
	Technical Services
Second lien debt, 12.75% (22), 12/27/2012		$11,500	11,337	11,337	2.6%

Wind River Resources Corp. and	Utah/Oil and Gas
Wind River II Corp. (4)	Production
Senior secured note, 13.00%, 7/31/2009		$15,000	15,000	14,690	3.4%

Total Non-Control/Non-Affiliate Investments			287,535	285,660	66.4%

Total Portfolio Investments			496,805	497,530	115.8%

Money Market Funds
Fidelity Institutional Money Market Funds
- Government Portfolio (Class I)		25,954,531	25,954	25,954	6.0%
First American Funds, Inc.- Prime
Obligations Fund (Class A) (4)		7,045,610	7,046	7,046	1.6%

Total Money Market Funds			33,000	33,000	7.6%

Total Investments			$529,805	$530,530	123.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
December 31, 2008 and June 30, 2008
(in thousands, except share data)

Endnote Explanations for the Consolidated Schedule of Investments as of December 31, 2008 and June 30, 2008
____________________

(1)	The securities in which Prospect Capital Corporation (“we”, “us” or “our”) have invested were acquired in transactions that were exempt from registration under the Securities Act of 1933, as amended, or the “Securities Act.” These securities may be resold only in transactions that are exempt from registration under the Securities Act.

(2)	Fair value is determined by or under the direction of our Board of Directors (see Note 2).

(3)	Gas Solutions Holdings, Inc. is a wholly-owned investment of us.

(4)	Security, or portion thereof, is held as collateral for the credit facility with Rabobank Nederland (see Note 11). The market values of these investments at December 31, 2008 and June 30, 2008 were $415,825 and $369,418, respectively; they represent 97.2% and 86.0% of net assets, respectively.

(5)	Entity was formed as a result of the debt restructuring of ESA Environmental Specialist, Inc. The two loans maturing on 9/30/2010 have been placed on a non-accrual status.

(6)	Loan is with The Healing Staff (f/k/a Lisamarie Fallon, Inc) and affiliate of Integrated Contract Services, Inc.

(7)	The number of these warrants which are exercisable is contingent upon the length of time that passes before the bridge loan is repaid, 224 shares on August 11, 2008, 340 additional shares on October 11, 2008 and 574 additional shares on December 11, 2008.

(8)	Interest rate is the greater of 16.5% or 12-Month LIBOR plus 11.0%; rate reflected is as of the reporting date - December 31, 2008 or June 30, 2008, as applicable.

(9)	There are several entities involved in the Worcester Energy Partners, Inc. (“WEPI”) investment. We own 100 shares of common stock in Worcester Energy Holdings, Inc. (“WEHI”), representing 100%. WEHI, in turn, owns 51 membership certificates in Biochips LLC, which represents 51% ownership. We own 282 shares of common stock in Worcester Energy Co., Inc. (“WECO”), which represents 51% ownership. We own 1,665 shares of common stock in Worcester Energy Partners, Inc., which represents 51% ownership. We also own 1,000 of Series A convertible preferred shares in WEPI. WECO, WEPI and Biochips LLC are joint borrowers on the term note issued to Prospect Capital. WEPI owns the equipment and operates the biomass generation facility. Biochips LLC currently has no material operations. WEPI owns 100 shares of common stock in Precision Logging and Landclearing, Inc. (“Precision”), which represents 100% ownership. Precision conducts all logging, processing and delivery operations to supply fuel to the biomass generation facility. As of December 31, 2008, our Board of Directors assessed a fair value of $0 for all of these equity positions. Effective July 1, 2008, this loan has been placed on non-accrual status.

(10)	There are several entities involved in the Appalachian Energy Holdings LLC (“AEH”) investment. We own warrants the exercise of which will permit us to purchase 15,215 units of Class A common units of AEH at a nominal cost and in near-immediate fashion. We own 200 units of Series A preferred equity, 241 units of Series B preferred equity, and 62.5 units of Series C preferred equity of AEH. The senior secured notes are with C&S Operating LLC and East Cumberland L.L.C., both operating companies owned by AEH.

(11)	We own 99.9999% of AGC/PEP, LLC. AGC/PEP, LLC owns 2,038 out of a total of 65,232 shares of American Gilsonite Holding Company which owns 100% of American Gilsonite Company.

(12)	Interest rate is the greater of 14.0% or 12-Month LIBOR plus 7.5%; rate reflected is as of the reporting date - December 31, 2008 or June 30, 2008, as applicable.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
December 31, 2008 and June 30, 2008
(in thousands, except share data)

Endnote Explanations for the Consolidated Schedule of Investments as of December 31, 2008 and June 30, 2008 (continued)

(13)	In addition to the stated returns, we also hold overriding royalty interests on which we receive payment based upon operations of the borrower and net profit interests which will be realized upon sale of the borrower or a sale of the interests.

(14)	Interest rate is the greater of 13.0% or 12-Month LIBOR plus 7.5% not to exceed 14.50%; rate reflected is as of the reporting date - December 31, 2008 or June 30, 2008, as applicable.

(15)	In addition to the stated returns, we also hold net profit interests which will be realized upon sale of the borrower or a sale of the interests.

(16)	Interest rate is the greater of 13.0% or 12-Month LIBOR plus 7.5%; rate reflected is as of the reporting date - December 31, 2008 or June 30, 2008, as applicable.

(17)	Interest rate is the greater of 12.0% or 3-Month LIBOR plus 6.11%; rate reflected is as of the reporting date - December 31, 2008 or June 30, 2008, as applicable.

(18)	Interest rate is 3-Month LIBOR plus 7.5%; rate reflected is as of the reporting date - December 31, 2008 or June 30, 2008, as applicable.

(19)	Interest rate is 3-Month LIBOR plus 8.0%; rate reflected is as of the reporting date - December 31, 2008 or June 30, 2008, as applicable.

(20)	In addition to the stated returns, we also hold overriding royalty interests on which we receive payment based upon operations of the borrower.

(21)	Interest rate is the greater of 12.0% or 12-Month LIBOR plus 7.0%; rate reflected is as of the reporting date - December 31, 2008 or June 30, 2008, as applicable.

(22)	As of December 31, 2008 and June 30, 2008, interest rate is the greater of 14.50% and 12.75%, respectively, or 3-Month LIBOR plus 7.25%; rate reflected is as of the reporting date – December 31, 2008 or June 30, 2008, as applicable.

(23)	On June 30, 2008, we consolidated our holdings in four coal companies into Yatesville Coal Holdings, Inc. (“Yatesville”), and consolidated the operations under one management team. In the transaction, the debt that we held of C&A Construction, Inc. (“C&A”) (which is part of the Whymore Coal Entities described below), Genesis Coal Corp. (“Genesis”), North Fork Collieries LLC (“North Fork”) and Unity Virginia Holdings LLC (“Unity”) were exchanged for newly issued debt from Yatesville, and our ownership interests in C&A, E&L Construction, Inc. (“E&L”), Whymore Coal Company Inc. (“Whymore”), Genesis and North Fork were exchanged for 100% of the equity of Yatesville. This reorganization allows for a better utilization of the assets in the consolidated group.

At December 31, 2008 and at June 30, 2008, Yatesville owned 100% of the membership interest of North Fork. In addition, Yatesville held a $5,984 and $5,721, respectively, note receivable from North Fork as of those two respective dates.

At December 31, 2008 and at June 30, 2008, Yatesville owned 81% and 75%, respectively, of the common stock of Genesis and held a note receivable of $19,802 and $17,692, respectively, as of those two respective dates.

Yatesville held a note receivable of $4,078 and $3,902, respectively, from Unity at December 31, 2008 and at June 30, 2008.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
December 31, 2008 and June 30, 2008
(in thousands, except share data)

Endnote Explanations for the Consolidated Schedule of Investments as of December 31, 2008 and June 30, 2008 (continued)

There are several entities involved in Yatesville’s investment in the Whymore Coal Entities at December 31, 2008 and at June 30, 2008. As of those two respective dates, Yatesville owned 10,000 shares of common stock or 100% of the equity and held a $13,805 and $12,822, respectively, senior secured debt receivable from C&A, which owns the equipment. Yatesville owned 10,000 shares of common stock or 100% of the equity of E&L, which leases the equipment from C&A, employs the workers, is listed as the operator with the Commonwealth of Kentucky, mines the coal, receives revenues and pays all operating expenses. Yatesville owns 4,900 shares of common stock or 49% of the equity of Whymore, which applies for and holds permits on behalf of E&L. Yatesville also owned 4,285 Series A convertible preferred shares in each of C&A, E&L and Whymore. Additionally, Yatesville retains an option to purchase the remaining 51% of Whymore. Whymore and E&L are guarantors under the C&A credit agreement with Yatesville.

(24)	Mistral Chip Holdings, LLC owns 45,300 shares out of 50,500 total shares outstanding of Chip Holdings, Inc., the parent company of Shearer’s Foods, Inc.

(25)	Interest rate is 3-Month LIBOR plus 8.0%; rate reflected is as of the reporting date - December 31, 2008 or June 30, 2008, as applicable.

(26)	On a fully diluted basis represents, 11.677% of voting common shares.

(27)	Interest rate is the greater of 11.5% or 6-month LIBOR plus 7.0%; rate reflected is as of the reporting date - December 31, 2008 or June 30, 2008, as applicable.

(28)	Interest rate is the greater of 10.5% or 3-month LIBOR plus 7.5%; rate reflected is as of the reporting date - December 31, 2008 or June 30, 2008, as applicable.

(29)	Interest rate is the greater of 11.5% or 3-month LIBOR plus 8.5%; rate reflected is as of the reporting date - December 31, 2008 or June 30, 2008, as applicable.

(30)	Interest rate is the greater of 12.0% or 12-month LIBOR plus 6.0%; rate reflected is as of the reporting date - December 31, 2008 or June 30, 2008, as applicable.

(31)	Interest rate is the greater of 13.0% or 12-month LIBOR plus 7.5% not to exceed 14.0%; rate reflected is as of the reporting date - December 31, 2008 or June 30, 2008, as applicable.

(32)	Total common shares outstanding of 15,616,856 as of October 31, 2008 from Miller Petroleum, Inc.’s Quarterly Report on Form 10-Q filed on December 12, 2008.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(Unaudited)
(in thousands, except share and per share data)

Note 1. Organization

References herein to “we”, “us” or “our” refer to Prospect Capital Corporation and its subsidiary unless the context specifically requires otherwise.

We were formerly known as Prospect Energy Corporation, a Maryland corporation. We were organized on April 13, 2004 and were funded in an initial public offering (“IPO”), completed on July 27, 2004. We are a closed-end investment company that has filed an election to be treated as a Business Development Company (“BDC”), under the Investment Company Act of 1940 (the “1940 Act”). As a BDC, we have qualified and have elected to be treated as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code. We invest primarily in senior and subordinated debt and equity of companies in need of capital for acquisitions, divestitures, growth, development, project financings, recapitalizations, and other purposes.

On May 15, 2007, we formed a wholly-owned subsidiary, Prospect Capital Funding, LLC, a Delaware limited liability company, for the purpose of holding certain of our loan investments in the portfolio which are used as collateral for our credit facility.

Note 2. Significant Accounting Policies

The following are significant accounting policies consistently applied by us:

Basis of Presentation

These interim financial statements, which are not audited, have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 or 10 of Regulation S-X, as appropriate.

Use of Estimates

The preparation of GAAP financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets, creditworthiness of our portfolio companies and any other parameters used in determining these estimates could cause actual results to differ, and these differences could be material.

Basis of Consolidation

Under the 1940 Act rules, the regulations pursuant to Article 6 of Regulation S-X and the American Institute of Certified Public Accountants’ Audit and Accounting Guide for Investment Companies, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to us. Our financial statements include our accounts and the accounts of Prospect Capital Funding, LLC, our only wholly-owned, closely-managed subsidiary that is also an investment company. All intercompany balances and transactions have been eliminated in consolidation.

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

For most of our investments, market quotations are not available. With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, our Board of Directors has approved a multi-step valuation process each quarter, as described below:

1)	Each portfolio company or investment is reviewed by our investment professionals with the independent valuation firm;

2)	the independent valuation firm engaged by our Board of Directors conducts independent appraisals and makes their own independent assessment;

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present value amount (discounted) calculated based on an appropriate discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, the principal market and enterprise values, among other factors.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. We have adopted this statement on a prospective basis beginning in the quarter ended September 30, 2008. Adoption of this statement did not have a material effect on our financial statements for the quarter ended September 30, 2008 or for the current quarter ended December 31, 2008.

FAS 157 classifies the inputs used to measure these fair values into the following hierarchy:

Level 1: Quoted prices in active markets for identical assets or liabilities, accessible by us at the measurement date.

Level 2: Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices.

Level 3: Unobservable inputs for the asset or liability.

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. The changes to GAAP from the application of FAS 157 relate to the definition of fair value, framework for measuring fair value, and the expanded disclosures about fair value measurements. FAS 157 applies to fair value measurements already required or permitted by other standards. In accordance with FAS 157, the fair value of our investments is defined as the price that we would receive upon selling an investment in an orderly transaction to an independent buyer in the principal or most advantageous market in which that investment is transacted.

Valuation of Other Financial Assets and Financial Liabilities

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. We have adopted this statement on July 1, 2008 and have elected not to value some assets and liabilities at fair value as would be permitted by FAS 159.

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

If we do not distribute (or are not deemed to have distributed) at least 98% of our annual taxable income in the year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual taxable income exceeds the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. At December 31, 2008, we have elected to retain a portion of our annual taxable income and have accrued $533 for the excise tax that will be paid with the filing of the return.

We adopted Financial Accounting Standards Board Interpretation No. 48 (‘‘FIN 48’’), Accounting for Uncertainty in Income Taxes. FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Adoption of FIN 48 was applied to all open tax years as of July 1, 2007. The adoption of FIN 48 did not have an effect on our net asset value, financial condition or results of operations as there was no liability for unrecognized tax benefits and no change to our beginning net asset value. As of December 31, 2008 and for the three and six months then ended, we did not have a liability for any unrecognized tax benefits. Management’s determinations regarding FIN 48 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

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

We record registration expenses related to shelf filings as prepaid assets. These expenses consist principally of Securities and Exchange Commission (“SEC”) registration, legal and accounting fees incurred through December 31, 2008 that are related to the shelf filings that will be charged to capital upon the receipt of the capital or charged to expense if not completed.

Guarantees and Indemnification Agreements

We follow FASB Interpretation Number 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, for those guarantees that are covered by FIN 45, the fair value of the obligation undertaken in issuing certain guarantees. FIN 45 did not have a material effect on the financial statements. Refer to Note 7 and Note 10 for further discussion of guarantees and indemnification agreements.

Per Share Information

Net increase in net assets resulting from operations per common share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted net increase in net assets resulting from operations per share are not presented as there are no potentially dilutive securities outstanding.

Reclassifications

Certain reclassifications have been made in the presentation of prior consolidated financial statements to conform to the presentation as of and for the three and six months ended December 31, 2008.

Recent Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 is intended to improve financial reporting for derivative instruments by requiring enhanced disclosure that enables investors to understand how and why the entity uses derivatives, how derivatives are accounted for, and how derivatives affect an entity’s results of operations, financial position, and cash flows. FAS 161 becomes effective for fiscal years beginning after November 15, 2008; therefore, is applicable for our fiscal year beginning July 1, 2009. Our management does not believe that the adoption of FAS 161 will have a material impact on our financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No.162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Our management does not believe that the adoption of FAS 162 will have a material impact on our financial statements.

Note 3. Portfolio Investments

At December 31, 2008, we had $555,661 invested in 31 long-term portfolio investments (including a net profits interest in Charlevoix Energy Trading LLC) and at June 30, 2008, we had $497,530 invested in 29 long-term portfolio investments (including a net profits interest in Charlevoix Energy Trading LLC).

As of December 31, 2008, we own controlling interests in Ajax Rolled Ring & Machine (“Ajax”), C&J Cladding, LLC (“C&J”), Gas Solutions Holdings, Inc. (“GSHI”), Integrated Contract Services, Inc. (“Integrated”), Iron Horse Coiled Tubing, Inc. (“Iron Horse”), NRG Manufacturing, Inc. (“NRG”), R-V Industries, Inc. (“R-V”), Worcester Energy Partners, Inc. (“WEPI”) and Yatesville Coal Holdings, Inc. (“Yatesville”). As of December 31, 2008, we also own affiliated interests in Appalachian Energy Holdings, LLC (“AEH”) and Biotronic NeuroNetwork (“Biotronic”). As of June 30, 2008, we owned controlling interests in Ajax, C&J, GSHI, Integrated, Iron Horse, NRG, R-V, WEPI and Yatesville. As of June 30, 2008, we also owned an affiliated interest in AEH.

The fair values of our portfolio investments as of December 31, 2008 disaggregated into the three levels of the FAS 157 valuation hierarchy are as follows:

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at fair value
Control investments	$—	$—	$216,448	$216,448
Affiliate investments	—	—	31,721	31,721
Non-control/Non-affiliate investments	—	—	307,492	307,492
	—	—	555,661	555,661
Investments in money market funds	22,606	—	—	22,606
Total assets reported at fair value	$22,606	$—	$555,661	$578,267

The aggregate values of Level 3 portfolio investments changed during the three and six months ended December 31, 2008 as follows:

	For The Periods Ended December 31, 2008
	Three Months	Six Months
Change in Portfolio Valuations using Significant Unobservable Inputs (Level 3)
Fair value at beginning of period: September 30, 2008 and June 30, 2008, respectively	$549,303	$497,530
Total gains (losses) reported in the Consolidated Statement of Operations:
Included in net investment income
Interest income - accretion of original issue discount on investments	358	2,128
Included in realized gain/loss on investments	16	1,661
Included in net change in unrealized appreciation/depreciation on investments	(5,452)	(16,601)
Payments for purchases of investments, payment-in-kind interest, and net profits interests	13,564	84,020
Proceeds from sale of investments and collection of investment principal	(2,128)	(13,077)
Fair value at December 31, 2008	$555,661	$555,661
The amount of net unrealized gain (loss) included in the results of operations attributable to Level 3 assets still held at December 31, 2008 and reported within the caption
Net change in unrealized appreciation/depreciation in the Consolidated Statement
of Operations:	$(5,452)	$(12,130)

At December 31, 2008, two loans extended to Integrated and one loan extended to WEPI were on non-accrual status. The two loans to Integrated were also on non-accrual status at June 30, 2008. The loan principal of these loans amounted to $55,742 and $14,803 as of December 31, 2008, and June 30, 2008, respectively. The fair values of these investments represent approximately 3.4% and 0.9% of our net assets as of December 31, 2008 and June 30, 2008, respectively. For the three months ended December 31, 2008, and December 31, 2007, the income foregone as a result of not accruing interest on these debt investments amounted to $2,528 and $682, respectively. For the six months ended December 31, 2008, and December 31, 2007, the income foregone as a result of not accruing interest on these debt investments amounted to $4,983 and $682, respectively.

GSHI has indemnified us against any legal action arising from its investment in Gas Solutions, LP. We have incurred approximately $2,096 from the inception of the investment in GSHI through December 31, 2008 for fees associated with a legal action, and GSHI has reimbursed us for the entire amount. Of the $2,096 reimbursement $41 and $11 are reflected as dividend income: control investments in the Consolidated Statements of Operations for the three months ended December 31, 2008 and December 31, 2007, respectively; $182 and $21 are reflected as dividend income: control investments for the six months ended December 31, 2008 and December 31, 2007, respectively. Additionally, certain other expenses incurred by us which are attributable to GSHI have been reimbursed by GSHI and are reflected as dividend income: control investments in the Consolidated Statements of Operations. For the three months ended December 31, 2008 and December 31, 2007, such reimbursements totaled as $1,895 and $907, respectively. For the six months ended December 31, 2008 and December 31, 2007, reimbursements totaled $3,515 and $1,719, respectively.

The original cost basis of debt placements and equity securities acquired totaled to approximately $13,564 and $120,846 during the three months ended December 31, 2008 and December 31, 2007, respectively. These placements and acquisitions totaled to approximately $84,020 and $161,239 during the six months ended December 31, 2008 and December 31, 2007, respectively. Debt repayments and sales of equity securities with a cost basis of approximately $2,112 and $19,223 were made during the three months ended December 31, 2008 and December 31, 2007, respectively. These repayments and sales amounted to $11,416 and $37,172 during the six months ended December 31, 2008 and December 31, 2007, respectively.

Note 4. Other Investment Income

Other investment income consists of structuring fees, overriding royalty interests, settlement of net profit interests, deal deposits, administrative agent fee, and other miscellaneous and sundry cash receipts. Income from such sources for the three and six months ended December 31, 2008 and December 31, 2007 were as follows:

	For The Three Months Ended December 31,		For The Six Months Ended December 31,
Income Source	2008	2007	2008	2007
Structuring fees	$87	$1,132	$774	$1,941
Overriding royalty interests	173	138	331	214
Settlement of net profits interests	—	—	12,576	—
Deal deposit	(20)	—	62	36
Administrative agent fee	18	11	35	21
Miscellaneous	49	—	49	10
Other Investment Income	$307	$1,281	$13,827	$2,222

Note 5. Sale and Purchases of Common Stock

We did not issue any common stock during the six months ended December 31, 2008. We issued 3,700,000 shares of common stock during the six months ended December 31, 2007 through a public offering. The proceeds raised, the related underwriting fees, the offering expenses and the prices at which these shares were issued are as follows:

Issuances of Common Stock	Number of Shares Issued	Gross Proceeds Raised	Underwriting Fees	Offering Expenses	Offering Price
November 13, 2007 over-allotment	200,000	$3,268	$163	$—	$16.340
October 17, 2007	3,500,000	57,190	2,859	567	16.340

Our shareholders’ equity accounts at December 31, 2008 and June 30, 2008 reflect cumulative shares issued as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, through the exercise of over-allotment options on the part of the underwriters and through our dividend reinvestment plan. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.

On October 9, 2008, our Board of Directors approved a share repurchase plan under which we may repurchase up to $20,000 of our common stock at prices below our net asset value as reported in our financial statements published for the year ended June 30, 2008. We have not made any purchases of our common stock during the three months ended December 31, 2008 pursuant to this plan.

Note 6. Net Increase (Decrease) in Net Assets per Common Share

The following information sets forth the computation of net increase (decrease) in net assets resulting from operations per common share for the three and six months ended December 31, 2008 and December 31, 2007, respectively.

	For The Three Months Ended December 31,		For The Six Months Ended December 31,
	2008	2007	2008	2007
Net increase (decrease) in net assets resulting
from operations	$6,524	$(3,686)	$20,522	$4,864
Weighted average common shares outstanding	29,618,762	23,249,399	29,569,571	21,603,932
Net increase (decrease) in net assets resulting
from operations per common share	$0.22	$(0.16)	$0.69	$0.23

Note 7. Related Party Agreements and Transactions

Investment Advisory Agreement

We have entered into an investment advisory and management agreement (the “Investment Advisory Agreement”) with Prospect Capital Management (the “Investment Adviser”) under which the Investment Adviser, subject to the overall supervision of our Board of Directors, manages the day-to-day operations of, and provides investment advisory services to, us. Under the terms of the Investment Advisory Agreement, our Investment Adviser: (i) determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes, (ii) identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); and (iii) closes and monitors investments we make.

The Investment Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. For providing these services the Investment Adviser receives a fee from us, consisting of two components: a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.00% on our gross assets. For services currently rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters and appropriately adjusted for any share issuances or repurchases during the current calendar quarter.

The total base management fees incurred to the favor of the Investment Adviser for the three months ended December 31, 2008 and December 31, 2007 were $2,940, and $2,112, respectively. The fees incurred for the six months ended December 31, 2008 and December 31, 2007 were $5,763, and $3,978, respectively.

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

For the three months ended December 31, 2008 and December 31, 2007, $2,990 and $2,665, respectively, of income incentive fees were incurred. For the six months ended December 31, 2008 and December 31, 2007, $8,865 and $4,631, respectively, of income incentive fees were incurred. No capital gains incentive fees were incurred for the three or six months ended December 31, 2008 and December 31, 2007.

Administration Agreement

We have also entered into an Administration Agreement with Prospect Administration, LLC (“Prospect Administration” or the “Administrator”) under which Prospect Administration, among other things, provides (or arranges for the provision of) administrative services and facilities for us. For providing these services, we reimburse Prospect Administration for our allocable portion of overhead incurred by Prospect Administration in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of our Chief Compliance Officer and Chief Financial Officer and their respective staffs. Under this agreement, Prospect Administration furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Prospect Administration also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Prospect Administration assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, Prospect Administration also provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days written notice to the other party. Prospect Administration is a wholly owned subsidiary of our Investment Adviser.

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

Overhead expenses allocated to us by Prospect Administration amounted to $588 and $260 for the three months ended December 31, 2008 and December 31, 2007, respectively. These allocations totaled $1,176 and $520 for the six months ended December 31, 2008 and December 31, 2007, respectively.

Prospect Administration, pursuant to the approval of our Board of Directors, has engaged Vastardis Fund Services LLC (“Vastardis”) to serve as our sub-administrator to perform certain services required of Prospect Administration. Under the sub-administration agreement, Vastardis provides us with office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities. Vastardis also conducts relations with custodians, depositories, transfer agents, dividend disbursing agents, other stockholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable. Vastardis provides reports to the Administrator and the Directors of its performance of obligations and furnishes advice and recommendations with respect to such other aspects of our business and affairs as it shall determine to be desirable. Under the revised and renewed sub-administration agreement, Vastardis also provided the service of William E. Vastardis as our Chief Financial Officer (“CFO”). We compensate Vastardis for providing us these services by the payment of an asset-based fee with a $400 annual minimum, payable monthly. Our service agreement was amended on September 24, 2008 so that Mr. Vastardis no longer served as our CFO effective as of November 11, 2008. At that time, Brian H. Oswald, a managing director at Prospect Administration, assumed the role of CFO.

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

Managerial Assistance

As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. For the three months ended December 31, 2008 and December 31, 2007, managerial assistance fees amounted to $215 and $290, respectively. For the six months ended December 31, 2008 and December 31, 2007, managerial assistance fees amounted to $416 and $448, respectively. These fees are paid to the Administrator.

Note 8. Financial Highlights

	For The Three Months Ended		For The Six Months Ended
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Per Share Data (1):
Net asset value at beginning of period	$14.63	$15.08	$14.55	$15.04
Costs related to the secondary public
offering	—	(0.02)	—	(0.02)
Net investment income	0.40	0.46	1.20	0.86
Net realized gain (loss)	—	(0.80)	0.06	(0.86)
Net unrealized appreciation (depreciation)	(0.18)	0.18	(0.56)	0.23
Share issued for dividend reinvestments	(0.01)	—	(0.01)	—
Net increase in net assets as a result
of public offering	—	0.07	—	0.11
Dividends declared	(0.40)	(0.39)	(0.80)	(0.78)
Difference due to rounding	(0.01)	—	(0.01)	—
Net asset value at end of period	$14.43	$14.58	$14.43	$14.58

Per share market value at end of period	$11.97	$13.05	$11.97	$13.05
Total return based on market value (2)	(3.41%)	(20.98%)	(3.17%)	(21.26%)
Total return based on net asset value (2)	1.96%	(0.36%)	5.74%	2.18%
Shares outstanding at end of period	29,637,928	23,721,138	29,637,928	23,721,138
Average weighted shares outstanding
for period	29,618,762	23,249,399	29,569,571	21,603,932

Ratio / Supplemental Data:
Net assets at end of period (in thousands)	$427,803	$345,824	$427,803	$345,824
Annualized ratio of operating expenses
to average net assets	9.34%	9.79%	10.14%	9.71%
Annualized ratio of net operating income
to average net assets	11.33%	13.13%	16.86%	11.79%
____________________

(1)	Financial highlights are based on weighted average shares.

(2)	Total return based on market value is based on the change in market price per share between the opening and ending market prices per share in each period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in each period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. The total returns are not annualized.

	For The Year Ended
	June 30, 2008	June 30, 2007	June 30, 2006	June 30, 2005	June 30, 2004 (3)
Per Share Data (1):
Net asset value at beginning of period	$15.04	$15.31	$14.59	$(0.01)	$—
Costs related to the initial public offering	—	—	0.01	(0.21)	—
Costs related to the secondary public
offering	(0.07)	(0.06)	—	—	—
Net investment income	1.91	1.47	1.21	0.34	—
Realized (loss) gain	(0.69)	0.12	0.04	—	—
Net unrealized (depreciation) appreciation	(0.05)	(0.52)	0.58	0.90	—
Net increase in net assets as a result of
public offering	—	0.26	—	13.95	—
Dividends declared and paid	(1.59)	(1.54)	(1.12)	(0.38)	—
Net asset value at end of period	$14.55	$15.04	$15.31	$14.59	$—
Per share market value at end of period	$13.18	$17.47	$16.99	$12.60	$—
Total return based on market value (2)	(15.90%)	12.65%	44.90%	(13.46%)	—
Total return based on net asset value (2)	7.84%	7.62%	12.76%	7.40%	—
Shares outstanding at end of period	29,520,379	19,949,065	7,069,873	7,055,100	—
Average weighted shares outstanding
for period	23,626,642	15,724,095	7,056,846	7,055,100	—

Ratio / Supplemental Data:
Net assets at end of period (in thousands)	$429,623	$300,048	$108,270	$102,967	$—
Annualized ratio of operating expenses
to average net assets	9.62%	7.36%	8.19%	5.52%	—
Annualized ratio of net operating income
to average net assets	12.66%	9.71%	7.90%	8.50%	—
__________________

(1)	Financial highlights are based on weighted average shares.

(2)	Total return based on market value is based on the change in market price per share between the opening and ending market prices per share in each period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in each period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. The total returns are not annualized.

(3)	Financial Highlights as of June 30, 2004 are considered not applicable as the initial offering of common stock did not occur as of this date.

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

In May 2006, based in part on unfavorable due diligence and the absence of investment committee approval, we declined to extend a loan for $10,000 to a potential borrower (“plaintiff”). Plaintiff was subsequently sued by its own attorney in a local Texas court for plaintiff’s failure to pay fees owed to its attorney. In December 2006, plaintiff filed a cross-action against us and certain affiliates (the “defendants”) in the same local Texas court, alleging, among other things, tortious interference with contract and fraud. We petitioned the United States District Court for the Southern District of New York (the “District Court”) to compel arbitration and to enjoin the Texas action. In February 2007, our motions were granted. Plaintiff appealed that decision. On July 24, 2008, the Second Circuit Court of Appeals affirmed the judgment of the District Court. The arbitration commenced in July 2007 and concluded in late November 2007. Post-hearing briefings were completed in February 2008. On April 14, 2008, the arbitrator rendered an award in our favor, rejecting all of plaintiff’s claims. On April 18, 2008, we filed a petition before the District Court to confirm the award, which is now pending.

Note 10. Commitments and Off-Balance Sheet Risks

From time to time, we provide guarantees for portfolio companies for payments to counterparties, usually as an alternative to investing additional capital. Currently, agreements for two guarantees and one contingent indemnification are outstanding which are related to two portfolio companies categorized as Control Investments – Whymore and North Fork; both of these companies have now been consolidated as part of Yatesville. The two guarantees are related to Whymore. As of December 31, 2008, these guarantees are in the amount of $2,792 for equipment leases and $222 for a “payment-over-time” contract for coal purchases. The contingent indemnification obligation arose from our acquisition of the assets of Traveler Coal, LLC (“Traveler”), through our subsidiary, North Fork. Specifically, as part of that acquisition, we have agreed to indemnify the seller of those assets for personal guarantees that seller had extended on behalf of Traveler. The amount of this contingency may reach $5,000. We also guarantee the obligation of WEPI as it relates to the Cousineau Forest Products, Inc. acting as the fuel provider to WEPI. The guaranty is limited to a maximum of $300.

We also provide indemnifications to Prospect Administration and to Vastardis in accordance with our respective agreements with those two service providers. These indemnifications are described in further detail in Note 7.

Note 11. Revolving Credit Agreements

On June 6, 2007, we closed on a $200,000 three-year revolving credit facility (as amended on December 31, 2007) with Rabobank Nederland as administrative agent and sole lead arranger (the “Rabobank Facility”). Interest on the Rabobank Facility is charged at LIBOR plus 175 basis points. Additionally, Rabobank charges a fee on the unused portion of the facility. Through November 30, 2007, this fee is assessed at the rate of 37.5 basis points per annum of the amount of that unused portion; after that date, this rate increases to 50.0 basis points per annum if that unused portion is greater than 50% of the total amount of the facility. On November 14, 2008, we entered into a commitment letter with Rabobank to arrange and structure a new dual-rated credit facility. Under the terms of the letter, we agreed to an increase in the current borrowing rate on the Rabobank Facility to LIBOR plus 250 basis points. At December 31, 2008 and June 30, 2008, the investments used as collateral for the Rabobank Facility had aggregate market values of $415,825 and $369,418, respectively. These values represent 97.2% and 86.0% of net assets, respectively.

We had drawn down $138,667 and $91,167 on the Rabobank Facility as of December 31, 2008 and June 30, 2008, respectively.

Note 12. Selected Quarterly Financial Data (Unaudited)

	Investment Income		Net Investment Income		Net Realized and Unrealized Gains (Losses)		Net Increase (Decrease) in Net Assets from Operations
Quarter Ended	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)
September 30, 2006	$ 6,432	$0.65	$ 3,274	$0.33	$ 690	$ 0.07	$ 3,964	$ 0.40
December 31, 2006	8,171	0.60	4,493	0.33	(1,553)	(0.11)	2,940	0.22
March 31, 2007	12,069	0.61	7,015	0.36	(2,039)	(0.10)	4,976	0.26
June 30, 2007	14,009	0.70	8,349	0.42	(3,501)	(0.18)	4,848	0.24

September 30, 2007	15,391	0.77	7,865	0.39	685	0.04	8,550	0.43
December 31, 2007	18,563	0.80	10,660	0.46	(14,346)	(0.62)	(3,686)	(0.16)
March 31, 2008	22,000	0.92	12,919	0.54	(14,178)	(0.59)	(1,259)	(0.05)
June 30, 2008	23,448	0.85	13,669	0.50	10,317	0.38	23,986	0.88

September 30, 2008	35,799	1.21	23,502	0.80	(9,504)	(0.33)	13,998	0.47
December 31, 2008	22,213	0.75	11,960	0.40	(5,436)	(0.18)	6,524	0.22
____________________

(1)	Per share amounts are calculated using weighted average shares during period.

Note 13. Subsequent Events

On January 20, 2009, we issued 148,200 shares of our common stock in connection with the Dividend Reinvestment Plan.

On January 21, 2009, Diamondback repaid the $9,200 debt outstanding to us. We continue to hold net profit interests on this investment.

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

We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the Securities and Exchange Commission (“SEC”), including any annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Market Conditions

In 2008, the financial services industry has been negatively affected by turmoil in the global capital markets. What began in 2007 as a deterioration of credit quality in subprime residential mortgages has spread rapidly to other credit markets. Market liquidity and credit quality conditions are generally weaker today than two years ago.

We believe that Prospect Capital is well positioned to navigate through these adverse market conditions. As a BDC, we are limited to a maximum 1 to 1 debt to equity ratio, and as of December 31, 2008, our debt to equity ratio was 0.32 to 1. As of December 31, 2008, we have borrowed $138,667 against our credit facility with Rabobank Nederland. The revolving period for this facility continues until June 6, 2009, with a term out maturity on June 6, 2010, and we expect to enter into a new extended facility prior to this date. While we are optimistic, we cannot guarantee the completion of such extension.

We also continue to generate liquidity through the realization of portfolio investments, including the loan to Diamondback Operating L.P., such loan which was repaid in January 2009. As is typical for our portfolio, we currently have investments in various stages in the exit process that continue to draw interest from prospective buyers.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially. In addition to the discussion below, our critical accounting policies are further described in the notes to the financial statements.

Basis of Consolidation

Under the 1940 Act rules, the regulations pursuant to Article 6 of Regulation S-X, and the American Institute of Certified Public Accountants’ Audit and Accounting Guide for Investment Companies, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to us. Our December 31, 2008, June 30, 2008, and December 31, 2007 financial statements include our accounts and the accounts of Prospect Capital Funding, LLC, our only wholly-owned, closely-managed subsidiary that is also an investment company. All intercompany balances and transactions have been eliminated in consolidation.

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

For most of our investments, market quotations are not available. With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, our Board of Directors has approved a multi-step valuation process each quarter, as described below:

1)	Each portfolio company or investment is reviewed by our investment professionals with the independent valuation firm;

2)	the independent valuation firm engaged by our Board of Directors conducts independent appraisals and makes their own independent assessment;

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present value amount (discounted) calculated based on an appropriate discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, the principal market and enterprise values, among other factors.

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. We have adopted this statement on a prospective basis beginning in the quarter ended September 30, 2008. Adoption of this statement did not have a material effect on our financial statements for that quarter or for the current quarter ended December 31, 2008.

FAS 157 classifies the inputs used to measure these fair values into the following hierarchy:

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

Loans are placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, are likely to remain current. At December 31, 2008, two loans extended to Integrated Contract Services, Inc. (“Integrated” or “ICS”) and one loan extended to Worcester Energy Partners, Inc. (“WEPI”) were on non-accrual status. The loan principal of these loans amounted to $55,742 at December 31, 2008.

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

Statement of Assets and Liabilities Overview

During the six months ended December 31, 2008, net assets have decreased by $1,820 from $429,623 as of June 30, 2008 to $427,803 as of December 31, 2008. This net decrease in assets resulted from a $20,522 increase from operations, offset by $23,848 in dividends declared to our stockholders. During this six-month period we recognized net investment income of $35,462, net realized gains on investments of $1,661 and a decrease in net assets due to changes in unrealized appreciation/depreciation of investments of $16,601. The result was the $20,522 increase in net assets resulting from operations.

The aggregate value of our portfolio investments was $555,661 and $497,530 as of December 31, 2008 and June 30, 2008, respectively. During the six months ended December 31, 2008, our net cost of investments increased by $74,732, or 15.0%, as we invested in three new investments and follow-on investments while we sold one investment, received repayment on another investment, and settled the net profit interests on a third investment. This increased level of investment was financed by increased borrowings on our credit facility. At December 31, 2008, we were invested in 31 long-term portfolio investments (including a net profits interest remaining in Charlevoix).

Investment Activity

During the six months ended December 31, 2008, we completed three new investments and several follow-on investments in existing portfolio companies, totaling approximately $83,089. The more significant of these investments are described briefly in the following:

On August 1, 2008, we provided $7,400 in debt financing to Castro Cheese Company, Inc. (“Castro”), based in Houston, Texas. Castro is a leading manufacturer, marketer and distributor of Hispanic cheeses and creams.

On August 4, 2008, we provided $15,000 in debt financing to support the take-private acquisition of the TriZetto Group (“TriZetto”). TriZetto is a leading healthcare information technology company.

On August 21, 2008, we provided a $26,000 senior secured debt financing and co-invested $2,300 in equity alongside Great Point Partners, LLC (“Great Point”) in its growth recapitalization of BNN Holdings Corp. d/b/a Biotronic NeuroNetwork (“Biotronic”), based in Ann Arbor, Michigan. Biotronic is the largest independent national provider of intra-operative neurophysiological monitoring services.

On July 23, 2008, September 8, 2008, and November 7, 2008 we made follow-on secured debt investments of $400, $2,700, and $2,900 respectively in Iron Horse Coiled Tubing, Inc. (“Iron Horse”) in support of the build out of additional equipment.

On December 10, 2008 we made a follow-on investment of $5,000 in Gas Solutions Holdings, Inc. (“GSHI” or “Gas Solutions”) for the repayment of third-party bank senior credit facility.

During the six months ended December 31, 2008, we closed-out two positions which are briefly described below.

On July 3, 2008, we exercised our warrant for 4,960,585 shares of common stock in Deep Down, Inc. As permitted by the terms of the warrant, we elected to make this exercise on a cashless basis entitling us to 2,618,129 common shares. On August 1, 2008, we sold all the shares acquired receiving $1,649 of net proceeds.

On August 27, 2008, R-V Industries, Inc. (“R-V”) repaid the $7,526 debt outstanding to us.

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

The following is a quarter-by-quarter summary of our investment activity:

Quarter-End	Acquisitions (1)	Dispositions (2)
December 31, 2008	$13,564	$2,128
September 30, 2008	70,456	10,949
June 30, 2008	118,913	61,148
March 31, 2008	31,794	28,891
December 31, 2007	120,846	19,223
September 30, 2007	40,394	17,949
June 30, 2007	130,345	9,857
March 31, 2007	19,701	7,731
December 31, 2006	62,679	17,796
September 30, 2006	24,677	2,781
June 30, 2006	42,783	5,752
March 31, 2006	15,732	901
December 31, 2005	—	3,523
September 30, 2005	25,342	—
June 30, 2005	17,544	—
March 31, 2005	7,332	—
December 31, 2004	23,771	32,083
September 30, 2004	30,371	—
Since inception	$796,244	$220,712
____________________

(1)	Includes new deals, additional fundings, refinancings and PIK interest

(2)	Includes scheduled principal payments, prepayments and refinancings

Investment Holdings

As of December 31, 2008, we continue to pursue our investment strategy. Despite our name change to “Prospect Capital Corporation” and the termination of our policy to invest at least 80% of our net assets in energy companies, we currently have a concentration of investments in companies in the energy and energy related industries. Some of the companies in which we invest have relatively short or no operating histories. These companies are and will be subject to all of the business risk and uncertainties associated with any new business enterprise, including the risk that these companies may not reach their investment objective or the value of our investment in them may decline substantially or fall to zero.

Our portfolio had an annualized current yield of 16.0% and 15.6% across all our long-term debt and certain equity investments as of December 31, 2008 and December 31, 2007, respectively. This yield includes interest from all of our long-term investments as well as dividends from GSHI, NRG Manufacturing, Inc. (“NRG”) and Ajax Rolled Ring & Machine (“Ajax”). We expect the current yield to decline over time as we increase the size of the portfolio. Monetization of other equity positions that we hold is not included in this yield calculation. In each of our portfolio companies, we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.

As of December 31, 2008, we own controlling interests in Ajax, C&J Cladding, LLC (“C&J”), GSHI, Integrated, Iron Horse, NRG, R-V, WEPI, and Yatesville Coal Holdings, Inc. (“Yatesville”). We also own affiliated interests in Appalachian Energy Holdings, LLC (“AEH”) and Biotronic.

The following is a summary of our investment portfolio by level of control:

	December 31, 2008		December 31, 2007
Level of Control	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio
Control	$216,448	37.4%	$150,156	32.3%
Affiliate	31,721	5.5%	5,288	1.2%
Non-Control/Non-Affiliate	307,492	53.2%	284,641	61.2%
Money Market Funds	22,606	3.9%	24,734	5.3%
Total Portfolio	$578,267	100.0%	$464,819	100.0%

The following is our investment portfolio presented by type of investment at December 31, 2008 and December 31, 2007, respectively:

	December 31, 2008		December 31, 2007
Type of Investment	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio
Money Market Funds	$22,606	3.9%	$24,734	5.3%
Senior Secured Debt	247,009	42.7%	251,258	54.1%
Subordinated Secured Debt	198,736	34.4%	128,157	27.6%
Subordinated Unsecured Debt	13,930	2.4%	—	—%
Preferred Stock	8,804	1.5%	1,388	0.3%
Common Stock	72,892	12.6%	53,939	11.6%
Membership Interests	5,780	1.0%	—	0.0%
Warrants	8,510	1.5%	5,343	1.1%
Total Portfolio	$578,267	100.0%	$464,819	100.0%

The following is our investment portfolio presented by geographic location of the investment at December 31, 2008 and December 31, 2007, respectively:

	December 31, 2008		December 31, 2007
Geographic Exposure	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio
Canada	$13,347	2.3%	$9,053	2.0%
Midwest US	77,239	13.4%	46,990	10.1%
Northeast US	52,582	9.1%	67,997	14.6%
Southeast US	122,121	21.1%	79,810	17.2%
Southwest US	245,607	42.5%	221,235	47.6%
Western US	44,765	7.7%	15,000	3.2%
Money Market Funds	22,606	3.9%	24,734	5.3%
Total Portfolio	$578,267	100.0%	$464,819	100.0%

The following is our investment portfolio presented by industry sector of the investment at December 31, 2008 and December 31, 2007, respectively:

	December 31, 2008		December 31, 2007
Industry Sector	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio
Biomass Power	$10,900	1.9%	$24,413	5.3%
Construction Services	4,265	0.7%	5,288	1.1%
Contracting	5,000	0.9%	5,000	1.1%
Financial Services	21,507	3.7%	25,000	5.4%
Food Products	28,274	4.9%	18,000	3.9%
Gas Gathering and Processing	77,158	13.3%	47,500	10.2%
Healthcare	54,839	9.5%	13,750	3.0%
Manufacturing	103,203	17.7%	57,964	12.4%
Metal Services	9,195	1.6%	6,076	1.3%
Mining and Coal Production	25,848	4.5%	15,795	3.4%
Oil and Gas Production	110,549	19.1%	134,796	29.0%
Oilfield Fabrication	36,155	6.3%	25,387	5.5%
Pharmaceuticals	9,692	1.7%	11,941	2.6%
Production Services	13,347	2.3%	22,993	4.9%
Retail	10,139	1.8%	14,555	3.1%
Shipping Vessels	6,993	1.2%	6,700	1.4%
Specialty Minerals	17,248	3.0%	—	0.0%
Technical Services	11,349	2.0%	4,927	1.1%
Money Market Funds	22,606	3.9%	24,734	5.3%
Total Portfolio	$578,267	100.0%	$464,819	100.0%

Investment Valuation

In determining the fair value of our portfolio investments at December 31, 2008, the Audit Committee considered valuations from the independent valuation firm and from management having an aggregate range of $511,622 to $593,857, excluding money market investments.

In determining the range of value for debt instruments, management and the independent valuation firm generally shadow rated the investment and then based upon the range of ratings, determined appropriate yields to maturity for a loan rated as such. A discounted cash flow analysis was then prepared using the appropriate yield to maturity as the discount rate, yielding the ranges. For equity investments, the enterprise value was determined by applying EBITDA multiples for similar recent investment sales. For stressed equity investments, a liquidation analysis was prepared.

The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties and comparable multiples for recent sales of companies within the industry. The composite of all these analysis, applied to each investment, was a total valuation of $555,661, excluding money market investments.

Our investments are generally lower middle market companies, outside of the financial sector, with less than $30,000 of annual EBITDA. We believe our market has experienced less volatility than others because we believe there are more buy and hold investors who own these less liquid investments. In addition, the middle market relies on less leverage than the large capitalization marketplace, which we believe will result in less financial distress.

During the fiscal year ended June 30, 2008 and continuing through December 31, 2008, several general economic factors have occurred which have affected the valuation of our investment portfolio.

Generally, interest rates offered on loans similar to those that we have originated have changed since our investments were consummated. While we do not believe that there has been any diminution of credit quality, general changes in current interest rates would affect the price for which we could sell these assets and we have adjusted our fair value of these assets to reflect such changes. We have adjusted the value of fourteen debt investments based upon such general changes in market interest rates including: AEH, Biotronic, C&J, Deb Shops, Inc. (“Deb Shops”), Castro, H&M Oil & Gas, LLC, Freedom Marine Services LLC, Maverick Healthcare, LLC, Qualitest Pharmaceuticals, Inc. (“Qualitest”), Regional Management Corp. (“RMC”), Resco Products, Inc. (“Resco”), Shearer’s Foods, Inc., Stryker Energy, LLC, and TriZetto.

Three debt investments were made to companies that are not performing in line with budget expectations. These investments (Conquest Cherokee, LLC, Iron Horse, and Wind River Resources Corp. and Wind River II Corp.) are adequately collateralized and we expect full recovery. For these assets, we used higher market interest rates to take into account the increased credit risk and general changes in current interest rates for similar assets to determine their fair value.

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

During the past year, we have been in discussions with multiple interested purchasers for Gas Solutions. While we wish to unlock the value in Gas Solutions, we do not wish to enter into any agreement at any time that does not recognize the long term value we see in Gas Solutions. As a well hedged midstream asset, which will generate predictable and consistent cash flows to us, Gas Solutions is a valuable asset that we wish to sell at a value-maximizing price, or not at all. We continue discussions with interested parties, but have a patient approach toward the process. In addition, a sale of the assets, rather than the stock of GSHI, might result in a significant tax liability at the GSHI level which will need to be paid prior to any distribution to us.

In late March 2008, Royal Bank of Canada provided a $38,000 term loan to Gas Solutions II Ltd, a wholly owned subsidiary of GSHI, the proceeds of which were used to refinance all of Citibank’s approximately $8,000 of outstanding senior secured debt as well as to make a $30,000 cash distribution to GSHI. We had non-recourse access to this cash at GSHI. In December 2008, we lent an additional $5,000 to GSHI which enabled the company to repay the loan to the Royal Bank of Canada. Upon repayment, we now hold a first lien position in GSHI, improving our leverage position with our lender.

In early May 2008, Gas Solutions II Ltd purchased a series of propane puts at $0.10 out of the money and at prices of $1.53 per gallon and $1.394 per gallon covering the periods May 1, 2008, through April 30, 2009, and May 1, 2009, through April 30, 2010, respectively. These hedges have been executed at close to the highest market propane prices ever achieved on an historical basis; such hedges preserve the upside of Gas Solutions II Ltd to benefit from potential future increases in commodity prices. GSHI has generated approximately $21,200 of EBITDA for the first ten months ending October 31, 2008. Annualizing the current year results, this is an increase of 73.7% from the 2007 results.

In determining the value of GSHI, we have utilized several valuation techniques to determine the value of the investment. These techniques offer a wide range of values. Our Board of Directors has determined the value to be $77,158 for our debt and equity positions at December 31, 2008 based upon a combination of a discounted cash flow analysis, a public comparables analysis and review of recent indications of interest. GSHI is valued $47,126 above its amortized cost, compared to the $36,321 unrealized gain recorded at June 30, 2008.

Integrated Contract Services, Inc.

Our investment in ICS is under enhanced review by our senior management team due to existing or potential payment and/or covenant defaults under the contracts governing these investments. ICS owns the assets of ESA Environmental Specialists, Inc. (“ESA”), and 100% of the stock of The Healing Staff (“THS”). ESA originally defaulted under our contract governing our investment in ESA, prompting us to commence foreclosure actions with respect to certain ESA assets in respect of which we have a priority lien. In response to our actions, ESA filed voluntarily for reorganization under the bankruptcy code on August 1, 2007. On September 20, 2007 the U.S. Bankruptcy Court approved a Section 363 Asset Sale from ESA to us. To complete this transaction, we contributed our ESA debt to a newly-formed entity, ICS, and provided funds for working capital on October 9, 2007. In return for the ESA debt, we received senior secured debt in ICS of equal amount to our ESA debt, preferred stock of ICS, and 49% of the ICS common stock. ICS subsequently ceased operations and assigned the collateral back to us. ICS is in default of both payment and financial covenants. During September and October 2007, we provided $1,170 to THS for working capital.

We have a senior-secured, first-lien debt position with collateral in the form of receivables, real estate, other assets, guaranties, and the stock of THS. Based upon an analysis of the liquidation value of the ESA assets and the enterprise value of THS, our Board of Directors reaffirmed the fair value of our investment in ICS at $5,000, a reduction of $11,675 from its amortized cost, compared to the $11,464 unrealized loss recorded at June 30, 2008.

Worcester Energy Partners, Inc.

WEPI is under enhanced review by our senior management team due to poor operating results since investment. We have installed a new manager at WEPI who continues to institute new controls to reduce costs and improve efficiency. WEPI has negotiated an interim agreement with the buyer of its energy production and is now earning revenues sufficient to cover its debt service requirements. Our Board of Directors, upon recommendation from senior management, has set the value of the WEPI investment based upon an enterprise valuation at $10,900 at December 31, 2008, a reduction of $31,307 from its amortized cost, compared to the $22,141 unrealized loss recorded at June 30, 2008.

Yatesville Coal Holdings, Inc.

As we previously discussed, all of our coal holdings are now held in one consolidated entity, Yatesville. The consolidated group has seen an improvement in operating results primarily from increased prices in coal, improved production, reductions in operating expenses from the consolidation of the management and operations and the allocation of assets to their most efficient use. Until a longer track record is established or a viable sales process is in place, we will continue to value Yatesville on an asset basis. Our Board of Directors, upon recommendation from senior management, has set the value of the Yatesville investment at $25,848 at December 31, 2008, a reduction of $18,253 from its amortized cost, compared to the $14,694 unrealized loss recorded at June 30, 2008.

Capitalization

Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt is currently consists of a revolving credit facility availing us of the ability to borrow up to $200,000 of debt and our equity capital is currently comprised entirely of common equity.

We had $138,667 and $91,167 of borrowings at December 31, 2008 and June 30, 2008, respectively. These borrowings were made against a credit facility in place at Rabobank Nederland. The maintenance of this facility requires us to pay a fee for the amount not drawn upon. Through November 30, 2007, this fee is assessed at the rate of 37.5 basis points per annum of the amount of that unused portion; after that date, this rate increased to 50.0 basis points per annum if that unused portion was greater than 50% of the total amount of the facility. The following table shows the facility amounts and outstanding borrowings at December 31, 2008 and June 30, 2008:

	As of December 31, 2008		As of June 30, 2008
	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
Revolving Credit Facility	$200,000	$138,667	$200,000	$91,167

The following table shows the contractual maturity of our revolving credit facility at December 31, 2008:

	Payments Due By Period
	Less Than 1 Year	1 - 3 Years	More Than 3 Years
Credit Facility Payable	$138,667	$—	$—

During the quarter ended December 31, 2008, we did not raise any additional equity as the market was not conducive to a public offering. The following table shows the calculation of net asset value per share as of December 31, 2008 and June 30, 2008:

	As of December 31, 2008	As of June 30, 2008
Net Assets	$427,803	$429,623
Shares of common stock outstanding	29,637,928	29,520,379
Net asset value per share	$14.43	$14.55

At December 31, 2008, we had 29,637,928 of our common stock issued and outstanding.

Results of Operations

For the three months ended December 31, 2008 and December 31, 2007, the net increase (decrease) in net assets resulting from operations was $6,524 and ($3,686), respectively, representing $0.22 and ($0.16) per share, respectively. We experienced a net realized and unrealized loss of $5,436 or approximately $0.18 per share in the three months ended December 31, 2008. This compares with the net realized and unrealized loss of $14,346 during the three months ended December 31, 2007 or approximately ($0.62) per share.

For the six months ended December 31, 2008 and December 31, 2007 (or for the periods since the beginning of our respective fiscal years) the net increase in net assets resulting from operations was $20,522 and $4,864, respectively, representing $0.69 and $0.23 per share, respectively. We experienced a net realized and unrealized loss of $14,940 or approximately $0.50 per share in the six months ended December 31, 2008. This compares with the net realized and unrealized loss of $13,661 during the six months ended December 31, 2007 or approximately $0.63 per share.

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

Investment income consists of interest income, including accretion of loan origination fees and prepayment penalty fees, dividend income and other income, including net profits interest, overriding royalties interest and structuring fees. The following table details the various components of investment income and the related levels of debt investments for the three and six months ended December 31, 2008 and December 31, 2007:

	For The Three Months Ended December 31,		For The Six Months Ended December 31,
	2008	2007	2008	2007
Interest income	$17,241	$14,816	$34,797	$27,648
Dividend income	4,665	2,466	9,388	4,084
Other income	307	1,281	13,827	2,222
Total investment income	$22,213	$18,563	$58,012	$33,954

Average debt principal of investments	$537,101	$396,741	$517,421	$360,824
Weighted-average interest rate earned	12.74%	14.86%	13.34%	14.99%

Investment income has been increasing as a larger investment portfolio has been generating greater income from both interest and dividends. Average interest income producing assets have increased from $396,741 for the three months ended December 31, 2007 to $537,101 for the three months ended December 31, 2008. Average interest income producing assets have increased from $360,824 for the six months ended December 31, 2007 to $517,421 for the six months ended December 31, 2008. While we have been able to increase the gross amount of interest income, average yields on interest bearing assets have decreased from 15.0% for the six months ended December 31, 2007 to 13.3% for six months ended December 31, 2008. The decrease in yield is the result of our increasing our asset mix in financings with private equity sponsors. We believe that such financings offer less risk, and consequently lower yields, due, in part, to lesser risk to our capital resulting from larger equity at risk underneath our capital. Holding these types of investments has allowed us to more effectively utilize our credit facility to finance such assets at an average rate of 4.7% for the six months ended December 31, 2008.

The increase in investment income is also driven by increases in income from dividends. Dividend income has grown significantly from $2,466 to $4,665 for the three months ended December 31, 2007 and December 31, 2008, respectively, and from $4,084 to $9,388 for the six months ended December 31, 2007 and December 31, 2008, respectively. Much of the increases in dividend income is attributable to dividends received as a result of our investment in GSHI which paid $4,000 and $1,600 for the three months ended December 31, 2008 and December 31, 2007, respectively, and $8,000 and $2,450 for the six months ended December 31, 2008 and December 31, 2007, respectively. Dividends were also received from our investments in Ajax and NRG.

The increase in investment income is also the result of increases in income from other sources. The significant increase in other income reflects our settlement of our net profit interests in IEC/ARS for $12,576. In addition to settlement of net profit interests, sources of other income include but are not limited to income from structuring fees and overriding royalty interests.

Operating Expenses

Our primary operating expenses consist of investment advisory fees (base management and income incentive fees), credit facility costs, legal and professional fees and other operating and overhead-related expenses. These expenses include our allocable portion of overhead under the Administration Agreement with Prospect Administration under which Prospect Administration provides administrative services and facilities for us. Our investment advisory fees compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions in accordance with our Administration Agreement with Prospect Administration. Operating expenses were $10,253 and $7,903 for the three months ended December 31, 2008 and December 31, 2007, respectively. For the six months ended December 31, 2008 and December 31, 2007, they were $22,550 and $15,429, respectively.

The base management fee was $2,940 and $2,112 for the three months ended December 31, 2008 and December 31, 2007, respectively. It was $5,763 and $3,978 for the six months ended December 31, 2008 and December 31, 2007, respectively. The increases in this expense are directly related to our growth in total assets. For the three months ended December 31, 2008 and December 31, 2007, we incurred $2,990 and $2,665, respectively, of income incentive fees. For the six months ended December 31, 2008 and December 31, 2007, we incurred $8,865 and $4,631, respectively, of income incentive fees. The increases in the income incentive fees are driven by increases in pre-base management fee net investment income of $14,900 and $12,772 for the three months ended December 31, 2008 and December 31, 2007, respectively. Pre-base management fee net investment income was $41,225 and $22,503 for the six months ended December 31, 2008 and December 31, 2007, respectively. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.

During the three and six months ended December 31, 2008, we incurred $1,965 and $3,483, respectively of expenses related to our credit facility. This compares with expenses of $1,618 and $2,856 incurred during the three and six months ended December 31, 2007. These expenses are related directly to the leveraging capacity put into place for each of those periods and the levels of indebtedness actually undertaken during those quarters. The table below describes the various credit facility expenses and the related indicators of leveraging capacity and indebtedness during these periods.

	For The Three Months Ended December 31,		For The Six Months Ended December 31,
	2008	2007	2008	2007
Interest expense	$1,712	$1,307	$2,942	$2,197
Amortization of deferred financing costs	180	180	360	367
Commitment and other fees	73	131	181	292
Total	$1,965	$1,618	$3,483	$2,856
Weighted-average debt outstanding	$137,525	$80,348	$125,845	$64,785
Weighted-average interest rate incurred	4.95%	6.45%	4.65%	6.73%
Facility amount at beginning of period	$200,000	$200,000	$200,000	$200,000

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

Asset-based fees from Vastardis Capital, the sub-administrator to Prospect Administration, have also grown as assets have grown. Legal costs decreased significantly from $1,775 for the six months ended December 31, 2007 to $483 for the six months ended December 31, 2008 as there were reduced costs for litigation during the 2008 period.

Net Realized Gain (Loss)

Net realized gains (losses) were $16 and $(18,610) for the three months ended December 31, 2008 and December 31, 2007, respectively. For the six months ended December 31, 2008 and December 31, 2007, net realized gains (losses) were $1,661 and $(18,621), respectively. The net realized gain of $1,661 for the six months ended December 31, 2008 was due primarily to the sale of the warrant related to Deep Down, Inc. The net realized loss of $18,610 for the six months ended December 31, 2007 was attributable primarily to our disposition of our investments in Central Illinois Energy, LLC and Advantage Oilfield Group, Ltd. (“AOG”) during the three months then ended.

Increase (Decrease) in Net Assets from Net Changes in Unrealized Appreciation/Depreciation

Increase (decrease) in net assets from changes in unrealized appreciation/depreciation was ($5,452) and $4,264 for the three months ended December 31, 2008 and December 31, 2007, respectively. For the three months ended December 31, 2008, the $5,452 decrease in net assets from the net change in unrealized appreciation/depreciation was driven primarily by write-downs to our investments in Deb Shops, Iron Horse, Qualitest, RMC, Resco, WEPI, and Yatesville which were partially offset by unrealized appreciation of our investment in GSHI. For the three months ended December 31, 2007, the $4,264 increase in net assets from such changes is attributable to write-ups of our investments in ESA Environmental Specialists, Inc., Arctic Acquisition Corp. and C&J offset by write-downs for our investments in Integrated, WECO, and Genesis Coal Corp.

For the six months ended December 31, 2008 and December 31, 2007, net assets (decreased) increased by ($16,601) and $4,960, respectively from changes in unrealized appreciation/depreciation. The $16,601 decrease occurring during the six months ended December 31, 2008 was attributable to unrealized depreciation recognized for our investments in Deb Shops, Iron Horse, Qualitest, RMC, Resco, WEPI, and Yatesville partially offset by a writeup of our investment in GSHI. The $4,960 increase from changes in unrealized appreciation/depreciation for the six months ended December 31, 2007 was the net result of write-ups of our investments in ESA Environmental Specialists, Inc. and NRG by the disposition of AOG (which had been previously valued below cost) offset by a write-down for our investment in Integrated.

Financial Condition, Liquidity and Capital Resources

For the three months ended December 31, 2008 and December 31, 2007, our operating activities provided (used) $4,659 and ($102,990) of cash, respectively. Financing activities (used) provided ($3,490) and $104,326 of cash during the three months ended December 31, 2008 and December 31, 2007, respectively which included the payments of dividends of $10,376 and $0, during the three months ended December 31, 2008 and December 31, 2007, respectively.

For the six months ended December 31, 2008 and December 31, 2007, our operating activities used $23,126 and $155,568 of cash, respectively. Financing activities provided $25,009 and $156,904 of cash during the six months ended December 31, 2008 and December 31, 2007, respectively which included the payments of dividends of $22,221 and $6,587, during the six months ended December 31, 2008 and December 31, 2007, respectively.

Our primary uses of funds have been to add to our investments in our portfolio companies, to add new companies to our investment portfolio, and to make cash distributions to holders of our common stock. In the future, we may also use some of our funds to buy back our common stock on the open market.

We have and may continue to fund a portion of our cash needs through borrowings from banks, issuances of senior securities or secondary offerings. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. At December 31, 2008, we had a $200,000 revolving credit facility on which $138,667 was outstanding. This facility matures on June 6, 2009, and we are currently negotiating for an extension and expansion of the facility.

On September 6, 2007, our Registration Statement on Form N-2 was declared effective by the SEC. At December 31, 2008, under the Registration Statement, we had remaining availability to issue up to approximately $354,000 of our equity securities over the next three years.

Off-Balance Sheet Arrangements

At December 31, 2008, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than those which originate from 1) the investment advisory and management agreement and the administration agreement and 2) the portfolio companies.

Developments Since the End of the Fiscal Quarter

On January 20, 2009, we issued 148,200 shares of our common stock in connection with the Dividend Reinvestment Plan.

On January 21, 2009, Diamondback repaid the $9,200 debt outstanding to us. We continue to hold net profit interests on this investment.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. At December 31, 2008, most of the loans in our portfolio bore interest at fixed interest rates while our credit facility bears interest at a floating LIBOR rate. Several of our floating rate loans have floors which have effectively converted the loans to fixed rate loans in the current interest rate environment. At December 31, 2008, the principal value of loans totaling $36,750 bear interest at floating rates while all of the $138,667 outstanding on our credit facility bears interest at floating rates. If we continue to invest in fixed rate loans, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the six months ended December 31, 2008, we did not engage in interest rate hedging activities.

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

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in our most recent 10-K filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reflects the history of shares issued under the dividend reinvestment plan:

Record Date/Issuance Date	Shares Issued	Aggregate Offering Price (in 000s)	% of Dividend
March 23, 2006 / March 30, 2006	6,841	$111	5.2%
June 23, 2006 / June 30, 2006	7,932	130	5.4%
September 22, 2006 / September 29, 2006	80,818	1,273	26.2%
December 29, 2006 / January 5, 2007	108,047	1,850	25.5%
March 23, 2007 / March 30, 2007	93,843	1,595	20.8%
June 22, 2007 / June 29, 2007	69,834	1,190	15.3%
September 19, 2007 / September 28, 2007	72,073	1,243	15.9%
March 31, 2008 / April 16, 2008	99,241	1,510	14.4%
September 30, 2008 / October 16, 2008	117,549	1,506	12.7%
December 31, 2008 / January 20, 2009	148,200	1,774	14.8%

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the second quarter of the fiscal year ending June 30, 2009.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

3.1	Articles of Amendment and Restatement (1).

3.2	Amended and Restated Bylaws (9).

4.1	Form of Share Certificate (1).

10.1	Investment Advisory Agreement between Registrant and Prospect Capital Management LLC (1).

10.2	Custodian Agreement (2).

10.3	Administration Agreement between Registrant and Prospect Administration LLC (1).

10.4	Transfer Agency and Service Agreement (2).

10.5	Dividend Reinvestment Plan (1).

10.6	License Agreement between Registrant and Prospect Capital Management LLC (1).

10.7	Loan and Servicing Agreement dated June 6, 2007 among Prospect Capital Funding LLC, Prospect Capital Corporation, the lenders from time to time party thereto and Coöperative Centrale Raisseisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch (6).

10.8	First Amendment to Loan and Servicing Agreement dated December 31, 2007 among Prospect Capital Funding LLC, Prospect Capital Corporation, and Coöperative Centrale Raisseisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch (7).

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).

12	Computation of Ratios (included in the notes to the financial statements contained in this report).

14	Code of Conduct (10)

16	Letter regarding change in certifying accountant (4).

21	Subsidiaries of the Registrant: (included in the notes to the consolidated financial statements contained in this annual report). (8)

22.1	Proxy Statement (5).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
____________________

*	Filed herewith.

(1)	Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-114522), filed on July 6, 2004.

(2)	Incorporated by reference to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-114522), filed on July 23, 2004.

(3)	Incorporated by reference from the Registrant’s Form 10-K filed on September 28, 2006.

(4)	Incorporated by reference to the form 8-K/A (File No. 814-00659), filed on January 21, 2005.

(5)	Incorporated by reference from the Registrant’s Proxy Statement filed on October 20, 2008.

(6)	Incorporated by reference from the Registrant’s Registration Statement on Form N-2 (File No. 333-143819) filed on September 5, 2007.

(7)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on February 11, 2008.

(8)	Incorporated by reference from the Registrant’s Form 10-K filed on September 28, 2007.

(9)	Incorporated by reference from the Registrant’s Form 8-K filed on September 10, 2008.

(10)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2008.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 9, 2009.

PROSPECT CAPITAL CORPORATION

By:	/s/ John F. Barry III
John F. Barry III
Chief Executive Officer and Chairman of the Board