Form 10-K/A
period 2008-06-30
PROSPECT CAPITAL CORP
filed 2009-03-19
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A amends the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008, as filed on September 4, 2008 (the “Original Form 10-K”). The sole purpose of this amendment is to supplement the Reports of our Independent Registered Public Accounting Firm contained in Item 8. Financial Statements and Supplementary Data and Item 9A. Controls and Procedures in the Original Form 10-K, each of which inadvertently omitted its conforming signature. Except for the inclusion of such conforming signature, no changes have been made to the Original Form 10-K, and this amendment does not amend, update or change the substantive financial statements or any other items or disclosures in the Original Form 10-K.

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

/s/ BDO Seidman, LLP
BDO Seidman, LLP

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

/s/ BDO Seidman, LLP
BDO Seidman, LLP

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