Form 10-Q
period 2009-03-31
PROSPECT CAPITAL CORP
filed 2009-05-11
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2009

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

     The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 11, 2009 was 35,180,584.

PROSPECT CAPITAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2009
TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
March 31, 2009 and June 30, 2008
(in thousands, except share and per share data)

	March 31, 2009 (Unaudited)	June 30, 2008 (Audited)
Assets
Investments at fair value (cost of $567,306 and $496,805, respectively, Note 3)
Control investments (cost of $221,744 and $203,661, respectively)	$220,263	$205,827
Affiliate investments (cost of $33,546 and $5,609, respectively)	30,819	6,043
Non-control/Non-affiliate investments (cost of $312,016 and $287,535,
respectively)	303,959	285,660
Total investments at fair value	555,041	497,530

Investments in money market funds	39,254	33,000
Cash	449	555
Receivables for:
Interest, net	5,929	4,094
Dividends	16	4,248
Loan principal	—	71
Managerial assistance	473	380
Prepaid prospective deal expenses	86	—
Other	109	187
Prepaid expenses	221	273
Deferred financing costs	1,228	1,440
Total Assets	602,806	541,778

Liabilities
Credit facility payable	137,567	91,167
Dividends payable	12,671	11,845
Due to Prospect Administration (Note 7)	742	695
Due to Prospect Capital Management (Note 7)	5,813	5,946
Accrued expenses	1,324	1,104
Other liabilities	665	1,398
Total Liabilities	158,782	112,155

Net Assets	$444,024	$429,623

Components of Net Assets
Common stock, par value $0.001 per share (100,000,000 and 100,000,000 common shares authorized, respectively; 31,286,128 and 29,520,379 issued
and outstanding, respectively)	$31	$30
Paid-in capital in excess of par	456,398	441,332
Undistributed net investment income	12,171	1,508
Accumulated realized losses on investments	(12,311)	(13,972)
Unrealized (depreciation) appreciation on investments	(12,265)	725
Net Assets	$444,024	$429,623

Net Asset Value Per Share	$14.19	$14.55

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
For The Three and Nine Months Ended March 31, 2009 and 2008
(in thousands, except share and per share data)
(Unaudited)

	For The Three Months Ended March 31,		For The Nine Months Ended March 31,
	2009	2008	2009	2008
Investment Income
Interest Income
Control investments (Net of foreign withholding tax of
$28, $35, $137, and $193, respectively)	$5,503	$4,556	$17,300	$15,111
Affiliate investments (Net of foreign withholding tax of
$0, $0, $0, and $70, respectively)	730	290	2,365	1,612
Non-control/Non-affiliate investments	9,832	10,044	31,197	25,815
Total interest income	16,065	14,890	50,862	42,538

Dividend income
Control investments	4,400	3,300	13,568	6,950
Money market funds	45	123	265	557
Total dividend income	4,445	3,423	13,833	7,507

Other income: (Note 4)
Control/Affiliate investments	—	200	831	210
Non-control/Non-affiliate investments	159	3,487	13,155	5,699
Total other income	159	3,687	13,986	5,909
Total Investment Income	20,669	22,000	78,681	55,954

Operating Expenses
Investment advisory fees:
Base management fee (Note 7)	2,977	2,388	8,740	6,366
Income incentive fee (Note 7)	2,930	3,230	11,795	7,861
Total investment advisory fees	5,907	5,618	20,535	14,227

Interest and credit facility expenses	1,345	1,863	4,828	4,719
Sub-administration fees (including former Chief Financial Officer
and Chief Compliance Officer)	177	228	644	620
Legal fees	107	449	590	2,224
Valuation services	139	198	561	431
Audit, compliance and tax related fees	219	45	848	348
Allocation of overhead from Prospect Administration (Note 7)	588	588	1,764	1,108
Insurance expense	61	64	185	192
Directors’ fees	61	55	204	165
Other general and administrative expenses	345	(27)	807	476
Excise taxes	—	—	533	—

Total Operating Expenses	8,949	9,081	31,499	24,510

Net Investment Income	11,720	12,919	47,182	31,444

Net realized gain (loss) on investments	—	208	1,661	(18,413)
Net change in unrealized appreciation/depreciation on investments	3,611	(14,386)	(12,990)	(9,426)

Net Increase (Decrease) in Net Assets Resulting from
Operations	$15,331	$(1,259)	$35,853	$3,605

Net increase (decrease) in net assets resulting from operations
per share: (Note 6)	$0.51	$(0.05)	$1.21	$0.16
Dividends declared per share:	$0.41	$0.40	$1.21	$1.18

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
For The Nine Months Ended March 31, 2009 and 2008
(in thousands, except share data)
(Unaudited)

	For The Nine Months Ended March 31,
	2009	2008
Increase in Net Assets from Operations:
Net investment income	$47,182	$31,444
Net realized gain (loss) on investments	1,661	(18,413)
Net change in unrealized appreciation/depreciation on investments	(12,990)	(9,426)
Net Increase in Net Assets Resulting from Operations	35,853	3,605

Dividends to Shareholders:	(36,519)	(27,667)

Capital Share Transactions:
Net proceeds from capital shares sold	12,300	94,230
Less: Offering costs of public share offerings	(513)	(1,251)
Reinvestment of dividends	3,280	2,753

Net Increase in Net Assets Resulting from Capital Share Transactions	15,067	95,732

Total Increase in Net Assets:	14,401	71,670
Net assets at beginning of period	429,623	300,048
Net Assets at End of Period	$444,024	$371,718

Capital Share Activity:
Shares sold	1,500,000	6,150,000
Shares issued through reinvestment of dividends	265,749	171,314
Net increase in capital share activity	1,765,749	6,321,314
Shares outstanding at beginning of period	29,520,379	19,949,065

Shares Outstanding at End of Period	31,286,128	26,270,379

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Nine Months Ended March 31, 2009 and 2008
(in thousands, except share data)
(Unaudited)

	For The Nine Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$35,853	$3,605
Net realized (gain) loss on investments	(1,661)	18,413
Net change in unrealized appreciation/depreciation on investments	12,990	9,426
Accretion of original issue discount on investments	(2,323)	(1,785)
Amortization of deferred financing costs	540	547
Gain on settlement of net profits interest	(12,576)	—

Change in operating assets and liabilities:
Payments for purchases of investments	(89,052)	(192,311)
Payment-In-Kind interest	(1,324)	(722)
Proceeds from sale of investments and collection of investment principal	36,435	66,063
Purchases of cash equivalents	(29,999)	(229,955)
Sales of cash equivalents	29,999	229,938
Net (increase) decrease investments in money market funds	(6,254)	14,511
Increase in interest receivable, net	(1,835)	(1,900)
Decrease in dividends receivable	4,232	218
Decrease (increase) in loan principal receivable	71	(107)
Increase in receivable for securities sold	—	(506)
Decrease in receivable for structuring fees	—	1,625
Increase in receivable for managerial assistance	(93)	—
Increase in receivable for potential deal expenses	(86)	—
Decrease (increase) in other receivables	78	(148)
Decrease in prepaid expenses	52	173
Decrease in payables for securities purchased	—	(70,000)
Increase in due to Prospect Administration	47	601
(Decrease) increase in due to Prospect Capital Management	(133)	1,054
Increase (decrease) in accrued expenses	220	(85)
(Decrease) increase in other liabilities	(733)	640

Net Cash Used In Operating Activities:	(25,552)	(150,705)

Cash Flows from Financing Activities:
Borrowings under credit facility	54,500	184,992
Payments under credit facility	(8,100)	(94,325)
Financing costs paid and deferred	(328)	(415)
Net proceeds from issuance of common stock	12,300	94,230
Offering costs from issuance of common stock	(513)	(1,251)
Dividends paid	(32,413)	(15,956)
Net Cash Provided By Financing Activities:	25,446	167,275

Total (Decrease) Increase in Cash	(106)	16,570
Cash balance at beginning of period	555	—
Cash Balance at End of Period	$449	$16,570

Cash Paid For Interest	$4,015	$1,825

Non-Cash Financing Activity:
Amount of shares issued in connection with dividend reinvestment plan	$3,280	$2,753

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2009 and June 30, 2008
(in thousands, except share data)

			March 31, 2009 (unaudited)
Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares Ownership %	Cost	Fair Value (2)	% of Net Assets
Control Investments (25.00% or greater of voting control)

Ajax Rolled Ring & Machine	South Carolina/
	Manufacturing
Unrestricted common shares (7 total unrestricted
common shares issued and outstanding and
681.85 restricted common shares issued and
outstanding)		6	$—	$—	0.0%
Series A convertible preferred shares (7,222.6
total preferred shares issued and outstanding)		6,142.6	6,057	1,100	0.2%
Senior secured note – Tranche A, 10.50%,
4/01/2013 (4), (28)		$21,597	21,597	21,597	4.9%
Subordinated secured note – Tranche B, 11.50%
plus 6.00% PIK, 4/01/2013 (4), (29)		$11,500	11,500	11,500	2.6%

			39,154	34,197	7.7%

C&J Cladding LLC (4)	Texas/Metal
	Services
Warrant, common units, expiring 3/30/2014
(1,000 total company units outstanding)		400	580	5,279	1.2%
Senior secured note, 14.00%, 3/30/2012 (12)		$3,900	3,434	4,193	0.9%

			4,014	9,472	2.1%

Change Clean Energy Holdings, Inc. (“CCEHI”),
Worcester Energy Co, Inc. (“WECO”),
and Worcester Energy Holdings, Inc. (“WEHI”)
(together “Biomass”) (9)	Maine/Biomass
	Power
CCEHI common shares (1,000 total common
shares issued and outstanding)		1,000	6,000	6,000	1.4%
WECO common shares (552 total common
shares issued and outstanding)		282	1,625	—	0.0%
WEHI common shares (100 total common
shares issued and outstanding)		100	—	—	0.0%
Senior secured note, stated rate 12.50% plus
5.00% default interest, in non-accrual status
effective 7/01/2008, matures 12/31/2012		$35,599	35,509	—	0.0%

			43,134	6,000	1.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2009 and June 30, 2008
(in thousands, except share data)

			March 31, 2009 (unaudited)
Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares Ownership %	Cost	Fair Value (2)	% of Net Assets
Control Investments (25.00% or greater of voting control)

Gas Solutions Holdings, Inc. (3)	Texas/Gas
	Gathering and
	Processing
Common shares (100 total common shares
outstanding)		100	$5,022	$60,186	13.6%
Senior secured note, 18.00%, 12/22/2018 (4)		$25,000	25,000	25,000	5.6%

			30,022	85,186	19.2%

Integrated Contract Services, Inc. (5)	North Carolina/
	Contracting
Common stock (100 total common shares
outstanding)		49	717	—	0.0%
Series A preferred shares (10 total Series A
preferred shares outstanding)		10	—	—	0.0%
Junior secured note, stated rate 7.00% plus 7.00%
PIK plus 6.00% default interest, in non-accrual
status effective 10/09/2007, past due		$14,003	14,003	3,030	0.7%
Senior secured note, stated rate 7.00% plus 7.00%
PIK plus 6.00% default Interest, in non-
accrual status effective 10/09/2007, past due		$800	800	800	0.2%

Senior demand note, 15.00%, 6/30/2009 (6)		$1,170	1,170	1,170	0.2%

			16,690	5,000	1.1%

Iron Horse Coiled Tubing, Inc.	Alberta, Canada/
	Production
	Services
Common shares (2,231 total class A
common shares outstanding)		1,781	268	—	0.0%
Senior secured note, 15.00%, 4/30/2009		$9,250	9,234	7,163	1.6%
Bridge Loan, 15.00% plus 3.00%
PIK, 4/30/2009		$9,752	9,752	9,602	2.2%

			19,254	16,765	3.8%

NRG Manufacturing, Inc.	Texas/
	Manufacturing
Common shares (1,000 total common shares
issued and outstanding)		800	2,317	15,179	3.4%
Senior secured note, 16.50%, 8/31/2011 (4), (8)		$13,080	13,080	13,080	3.0%

			15,397	28,259	6.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2009 and June 30, 2008
(in thousands, except share data)

			March 31, 2009 (unaudited)
Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares Ownership %	Cost	Fair Value (2)	% of Net Assets
Control Investments (25.00% or greater of voting control)

R-V Industries, Inc.	Pennsylvania/
	Manufacturing
Common shares (750,000 total common shares
issued and outstanding)		545,107	$5,084	$6,976	1.5%
Warrants, common shares, expiring 6/30/2017
(200,000 total common shares outstanding)		200,000	1,682	2,560	0.6%

			6,766	9,536	2.1%

Yatesville Coal Holdings, Inc. (23)	Kentucky/
	Mining and Coal
	Production
Common stock (1,000 total common shares
outstanding)		1,000	422	—	0.0%
Junior secured note, 15.66%, 12/31/2010		$36,891	36,891	15,848	3.6%
Senior secured note, 15.66%, 12/31/2010		$10,000	10,000	10,000	2.2%

			47,313	25,848	5.8%

Total Control Investments			221,744	220,263	49.6%

Affiliate Investments (5% to 24.99% of voting control)

Appalachian Energy Holdings LLC (10), (4)	West Virginia/
	Construction
	Services
Warrants - Class A common units,
expiring 2/13/2016 (64,968 total fully-
diluted class A common units outstanding)		6,065	176	—	0.0%
Warrants - Class A common units,
expiring 6/17/2018 (64,968 total fully-
diluted class A common units outstanding)		6,025	172	—	0.0%
Warrants – Class A common units,
expiring 11/30/2018 (64,968 total fully-
diluted class A common units outstanding)		18,750	—	—	0.0%
Series A preferred equity (1,075 total series A
preferred equity units outstanding)		200	97	—	0.0%
Series B preferred equity (794 total series B
preferred equity units outstanding)		241	241	—	0.0%
Series C preferred equity (375 total series C
preferred equity units outstanding)		375	375	—	0.0%
Senior Secured Debt Tranche A, 14.00%
plus 3.00% PIK plus 3.00% default
interest, non-accrual status effective
11/01/2008, matures 1/31/2011		$2,080	2,080	1,925	0.4%
Senior Secured Debt Tranche B, 14.00%
plus 3.00% PIK plus 3.00% default interest,
non-accrual status effective 11/01/2008,
matures 5/01/2009		$2,009	2,009	558	0.1%
			5,150	2,483	0.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2009 and June 30, 2008
(in thousands, except share data)

			March 31, 2009 (unaudited)
Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares Ownership %	Cost	Fair Value (2)	% of Net Assets
Affiliate Investments (5.00% to 24.99% of voting control)

Biotronic NeuroNetwork	Michigan/
	Healthcare
Preferred shares (85,000 total preferred shares
outstanding) (26)		9,925.455	$2,300	$2,272	0.5%
Senior secured note, 11.50% plus 1.00%
PIK, 2/21/2013 (4), (27)		$26,095	26,096	26,064	5.9%

			28,396	28,336	6.4%

Total Affiliate Investments			33,546	30,819	6.9%

Non-Control/Non-Affiliate Investments (less than 5.00% of voting control)

American Gilsonite Company	Utah/Specialty
	Minerals
Membership interest units in AGC\PEP, LLC (11)		99.9999%	1,031	3,366	0.8%
Senior subordinated note, 12.00% plus 3.00%
PIK, 3/14/2013 (4)		$14,783	14,783	15,073	3.4%

			15,814	18,439	4.2%

Castro Cheese Company, Inc. (4)	Texas/Food
	Products
Junior secured note, 11.00% plus 2.00%
PIK, 2/28/2013		$7,500	7,370	7,175	1.6%

Conquest Cherokee, LLC (13), (4)	Tennessee/
	Oil and Gas
	Production

Senior secured note, 13.00%, 5/05/2009 (14)		$10,200	10,191	8,807	2.0%

Deb Shops, Inc. (4)	Pennsylvania/
	Retail
Second lien debt, 9.26%, 10/23/2014 (25)		$15,000	14,611	5,466	1.2%

Diamondback Operating, LP (4)	Oklahoma/
	Oil and Gas
	Production
Net profit interests, 15% payable on equity
distributions (33)		—	—	456	0.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2009 and June 30, 2008
(in thousands, except share data)

			March 31, 2009 (unaudited)
Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares Ownership %	Cost	Fair Value (2)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% of voting control)

Freedom Marine Services LLC (15), (4)	Louisiana/
	Shipping Vessels
Subordinated secured note, 12.00%
plus 4.00% PIK, 12/31/2011 (17)		$7,162	$7,081	$7,151	1.6%

H&M Oil & Gas, LLC (15), (4)	Texas/Oil and
	Gas Production
Senior secured note, 13.00%, 6/30/2010 (16)		$50,500	50,500	52,804	11.9%

IEC Systems LP (“IEC”)/	Texas/
Advanced Rig Services LLC (“ARS”) (4)	Oilfield
	Fabrication
IEC senior secured note, 12.00% plus 3.00%
PIK, 11/20/2012 (30)		$22,011	22,011	22,890	5.1%
ARS senior secured note, 12.00% plus 3.00%
PIK, 11/20/2012 (30)		$13,189	13,189	13,625	3.1%

			35,200	36,515	8.2%

Maverick Healthcare, LLC (4)	Arizona/
	Healthcare
Common units (79,000,000 total class A
common units outstanding)		1,250,000	—	—	0.0%
Preferred units (79,000,000 total preferred
units outstanding)		1,250,000	1,252	1,333	0.3%
Second lien debt, 12.00% plus 1.50%
PIK, 4/30/2014		$12,643	12,643	12,823	2.9%

			13,895	14,156	3.2%

Miller Petroleum, Inc.	Tennessee/
	Oil and Gas
	Production
Warrants, common shares, expiring 5/04/2010
to 3/31/2014 (15,616,856 total common
shares outstanding) (32)		1,844,440	150	175	0.0%

Peerless Manufacturing Co. (4)	Texas/
	Manufacturing
Subordinated secured note, 11.50% plus 3.50%
PIK, 4/29/2013		$20,000	20,000	20,000	4.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2009 and June 30, 2008
(in thousands, except share data)

			March 31, 2009 (unaudited)
Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares Ownership %	Cost	Fair Value (2)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% of voting control)

Qualitest Pharmaceuticals, Inc. (4)	Alabama/
	Pharmaceuticals
Second lien debt, 8.96%, 4/30/2015 (18)		$12,000	$11,948	$10,250	2.3%

Regional Management Corp. (4)	South Carolina/
	Financial Services
Second lien debt, 12.00% plus 2.00%
PIK, 6/29/2012		$25,296	25,296	21,839	4.9%

Resco Products, Inc. (4)	Pennsylvania/
	Manufacturing
Second lien debt, 10.20%, 6/22/2014 (19)		$9,750	9,588	8,692	2.0%

Shearer’s Foods, Inc.	Ohio/
	Food Products
Membership interest units in Mistral Chip
Holdings, LLC (45,300 total membership
units outstanding) (24)		2,000	2,000	4,210	0.9%
Second lien debt, 14.00%, 10/31/2013 (4)		$18,000	18,000	18,000	4.1%

			20,000	22,210	5.0%

Stryker Energy, LLC (20), (4)	Ohio/
	Oil and Gas
	Production
Subordinated secured revolving credit facility,
12.00%, 12/01/2011 (21)		$29,500	29,124	30,725	6.9%

TriZetto Group	California/
	Healthcare
Subordinated unsecured note, 12.00%
plus 1.50% PIK, 10/01/2016 (4)		$15,036	14,893	15,095	3.4%

Unitek (4)	Pennsylvania/
	Technical
	Services
Second lien debt, 13.08%, 12/31/2013 (22)		$11,500	11,355	11,500	2.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2009 and June 30, 2008
(in thousands, except share data)

			March 31, 2009 (unaudited)
Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares Ownership %	Cost	Fair Value (2)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% of voting control)

Wind River Resources Corp. and	Utah/
Wind River II Corp. (4), (15)	Oil and Gas
	Production
Senior secured note, stated rate 13.00%
plus 3.00% default interest, in non-accrual
status effective 12/01/2008,
matures 7/31/2010 (31)		$15,000	$15,000	$12,504	2.9%

Total Non-Control/Non-Affiliate Investments			312,016	303,959	68.5%

Total Portfolio Investments			567,306	555,041	125.0%

Money Market Funds
Fidelity Institutional Money Market Funds -
Government Portfolio (Class I)		36,875,316	36,876	36,876	8.3%
Fidelity Institutional Money Market Funds -
Government Portfolio (Class I) (4)		2,378,260	2,378	2,378	0.5%

Total Money Market Funds			39,254	39,254	8.8%

Total Investments			$606,560	$594,295	133.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2009 and June 30, 2008
(in thousands, except share data)

			June 30, 2008 (audited)
Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares Ownership %	Cost	Fair Value (2)	% of Net Assets
Control Investments (25.00% or greater of voting control)

Ajax Rolled Ring & Machine	South Carolina/
	Manufacturing
Unrestricted common shares (7 total
unrestricted common shares issued and
outstanding and 803.18 restricted common
shares issued and outstanding)		6	$—	$—	0.0%
Series A convertible preferred shares
(7,222.6 total preferred shares issued
and outstanding)		6,142.6	6,293	6,293	1.5%
Senior secured note – Tranche A, 10.50%,
4/01/2013 (4)		$21,890	21,890	21,890	5.1%
Subordinated secured note – Tranche B, 11.50%
plus 6.00% PIK, 4/01/2013 (4)		$11,500	11,500	11,500	2.6%

			39,683	39,683	9.2%

C&J Cladding LLC (4)	Texas/
	Metal Services
Warrants, common units, expiring 3/30/2014
(600 total company units outstanding)		400	580	2,222	0.5%
Senior secured note, 14.00%, 3/30/2012 (12)		$4,800	4,085	4,607	1.1%

			4,665	6,829	1.6%

Gas Solutions Holdings, Inc. (3)	Texas/
	Gas Gathering and
	Processing
Common shares (100 total common
shares outstanding)		100	5,221	41,542	9.7%
Subordinated secured note, 18.00%,
12/22/2009 (4)		$20,000	20,000	20,000	4.7%

			25,221	61,542	14.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2009 and June 30, 2008
(in thousands, except share data)

			June 30, 2008 (audited)
Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares Ownership %	Cost	Fair Value (2)	% of Net Assets
Control Investments (25.00% or greater of voting control)

Integrated Contract Services, Inc. (5)	North Carolina/
	Contracting
Common stock (100 total common
shares outstanding)		49	$491	$—	0.0%
Series A preferred shares (10 total Series A
preferred shares outstanding)		10	—	—	0.0%
Junior secured note, stated rate 7.00%
plus 7.00% PIK, in non-accrual status
effective 10/09/2007, 9/30/2010		$14,003	14,003	3,030	0.7%
Senior secured note, stated rate 7.00%
plus 7.00% PIK, in non-accrual status
effective 10/09/2007, 9/30/2010		$800	800	800	0.2%
Senior demand note, 15.00%, 6/30/2009 (6)		$1,170	1,170	1,170	0.3%

			16,464	5,000	1.2%

Iron Horse Coiled Tubing, Inc.	Alberta, Canada/
	Production
	Services
Common shares (1,093 total common
shares outstanding)		643	268	49	0.0%
Warrants for common shares (7)		1,138	—	—	0.0%
Senior secured note, 15.00%, 4/19/2009		$9,250	9,094	9,073	2.1%
Bridge Loan, 15.00% plus 3.00%
PIK, 12/11/2008		$2,103	2,103	2,060	0.5%

			11,465	11,182	2.6%

NRG Manufacturing, Inc.	Texas/
	Manufacturing
Common shares (1,000 total common shares
issued and outstanding)		800	2,317	8,656	2.0%
Senior secured note, 16.50%, 8/31/2011 (4), (8)		$13,080	13,080	13,080	3.0%

			15,397	21,736	5.0%

R-V Industries, Inc.	Pennsylvania/
	Manufacturing
Common shares (800,000 total common shares
issued and outstanding)		545,107	5,031	8,064	1.9%
Warrants, common shares, expiring 6/30/2017		200,000	1,682	2,959	0.7%
Senior secured note, 15.00%, 6/30/2017 (4)		$7,526	5,912	7,526	1.8%

			12,625	18,549	4.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2009 and June 30, 2008
(in thousands, except share data)

			June 30, 2008 (audited)
Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares Ownership %	Cost	Fair Value (2)	% of Net Assets
Control Investments (25.00% or greater of voting control)

Worcester Energy Partners, Inc. (9)	Maine/
	Biomass Power
Equity ownership		—	$457	$1	0.0%
Senior secured note, 12.50%, 12/31/2012		$37,388	37,264	15,579	3.6%

			37,721	15,580	3.6%

Yatesville Coal Holdings, Inc. (23)	Kentucky/
	Mining and Coal
	Production
Common stock (1,000 total common
shares outstanding)		1,000	284	—	0.0%
Junior secured note, 15.43%, 12/31/2010		$30,136	30,136	15,726	3.7%
Senior secured note, 15.43%, 12/31/2010		$10,000	10,000	10,000	2.3%

			40,420	25,726	6.0%

Total Control Investments			203,661	205,827	48.0%

Affiliate Investments (5.00% to 24.99% of voting control)

Appalachian Energy Holdings LLC (10), (4)	West Virginia/
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2009 and June 30, 2008
(in thousands, except share data)

			June 30, 2008 (audited)
Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares Ownership %	Cost	Fair Value (2)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% of voting control)

American Gilsonite Company	Utah/Specialty
	Minerals
Membership interest in AGC\PEP, LLC (11)		99.9999%	$1,000	$1,000	0.2%
Subordinated secured note, 12.00% plus 3.00%
PIK, 3/14/2013 (4)		$14,632	14,632	14,632	3.4%

			15,632	15,632	3.6%

Conquest Cherokee, LLC (13), (4)	Tennessee/Oil and
	Gas Production
Senior secured note, 13.00%, 5/05/2009 (14)		$10,200	10,125	9,923	2.3%

Deb Shops, Inc. (4)	Pennsylvania/
	Retail
Second lien debt, 10.69%, 10/23/2014 (25)		$15,000	14,577	13,428	3.1%

Deep Down, Inc. (4)	Texas/
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2009 and June 30, 2008
(in thousands, except share data)

			June 30, 2008 (audited)
Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares Ownership %	Cost	Fair Value (2)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% of voting control)

Maverick Healthcare, LLC (4)	Arizona/
	Healthcare
Common units (78,100,000 total common
units outstanding)		1,250,000	$—	$—	0.0%
Preferred units (78,100,000 total preferred
units outstanding)		1,250,000	1,252	1,252	0.3%
Second lien debt, 12.00% plus 1.50%
PIK, 4/30/2014		$12,500	12,500	12,500	2.9%

			13,752	13,752	3.2%

Miller Petroleum, Inc.	Tennessee/
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
Membership interest units Mistral Chip
Holdings, LLC (45,300 total membership
units outstanding) (24)		2,000	2,000	2,000	0.5%
Second lien debt, 14.00%, 10/31/2013 (4)		$18,000	18,000	17,351	4.0%

			20,000	19,351	4.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2009 and June 30, 2008
(in thousands, except share data)

			June 30, 2008 (audited)
Portfolio Investments (1)	Locale/ Industry	Par Value/ Shares Ownership %	Cost	Fair Value (2)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% of voting control)

Stryker Energy, LLC (20), (4)	Ohio/
	Oil and Gas
	Production
Subordinated secured revolving credit facility,
12.00%, 11/30/2011 (21)		$29,500	$29,041	$28,518	6.6%

Unitek (4)	Pennsylvania/
	Technical
	Services
Second lien debt, 12.75% (22), 12/27/2012		$11,500	11,337	11,337	2.6%

Wind River Resources Corp. and
Wind River II Corp. (4)	Utah/Oil and Gas
	Production
Senior secured note, 13.00%, 7/31/2010		$15,000	15,000	14,690	3.4%

Total Non-Control/Non-Affiliate Investments			287,535	285,660	66.4%

Total Portfolio Investments			496,805	497,530	115.8%

Money Market Funds

Fidelity Institutional Money Market Funds-
Government Portfolio (Class I)		25,954,531	25,954	25,954	6.0%
First American Funds, Inc.- Prime
Obligations Fund (Class A) (4)		7,045,610	7,046	7,046	1.6%

Total Money Market Funds			33,000	33,000	7.6%

Total Investments			$529,805	$530,530	123.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2009 and June 30, 2008
(in thousands, except share data)

Endnote Explanations for the Consolidated Schedule of Investments as of March 31, 2009 and June 30, 2008
____________________

(1)	The securities in which Prospect Capital Corporation (“we”, “us” or “our”) has invested were acquired in transactions that were exempt from registration under the Securities Act of 1933, as amended, or the “Securities Act.” These securities may be resold only in transactions that are exempt from registration under the Securities Act.

(2)	Fair value is determined by or under the direction of our Board of Directors (see Note 2).

(3)	Gas Solutions Holdings, Inc. is a wholly-owned investment of us.

(4)	Security, or portion thereof, is held as collateral for the credit facility with Rabobank Nederland (see Note 11). The market values of these investments at March 31, 2009 and June 30, 2008 were $405,404 and $369,418, respectively; they represent 73.0% and 74.3% of total investments at fair value, respectively.

(5)	Entity was formed as a result of the debt restructuring of ESA Environmental Specialist, Inc. In early 2009, we foreclosed on the two loans on non-accrual status and purchased the underlying personal and real property. We own 1,000 shares of common stock in The Healing Staff (“THS”), f/k/a Lisamarie Fallon, Inc. representing 100% ownership. We own 1,500 shares of Vets Securing America, Inc. (“VSA”), representing 100% ownership. VSA is a holding company for the real property of ICS purchased during the foreclosure process.

(6)	Loan is with The Healing Staff (f/k/a Lisamarie Fallon, Inc) and affiliate of Integrated Contract Services, Inc.

(7)	The number of these warrants which are exercisable is contingent upon the length of time that passes before the bridge loan is repaid, 224 shares on August 11, 2008, 340 additional shares on October 11, 2008 and 574 additional shares on December 11, 2008.

(8)	Interest rate is the greater of 16.5% or 12-Month LIBOR plus 11.0%; rate reflected is as of the reporting date - March 31, 2009 or June 30, 2008, as applicable.

(9)	There are several entities involved in the Biomass investment. We own 100 shares of common stock in Worcester Energy Holdings, Inc. (“WEHI”), representing 100% of the issued and outstanding common stock. WEHI, in turn, owns 51 membership certificates in Biochips LLC, which represents a 51% ownership stake.

We own 282 shares of common stock in Worcester Energy Co., Inc. (“WECO”), which represents 51% of the issued and outstanding common stock. We own directly 1,665 shares of common stock in Change Clean Energy Inc. (“CCEI”), f/k/a Worcester Energy Partners, Inc., which represents 51% of the issued and outstanding common stock and the remaining 49% is owned by WECO. CCEI owns 100 shares of common stock in Precision Logging and Landclearing, Inc. (“Precision”), which represents 100% of the issued and outstanding common stock.

During the quarter ended March 31, 2009, we created two new entities in anticipation of the foreclosure proceedings against the co-borrowers (WECO, CCEI and Biochips). Change Clean Energy Holdings, Inc. (“CCEH”) and DownEast Power Company, LLC (“DEPC”). We own 1,000 shares of CCEH, representing 100% of the issued and outstanding stock, which in turn, owns a 100% of the membership interests in DEPC.

On March 11, 2009, we foreclosed on the assets formerly held by CCEI and Biochips with a successful credit bid of $6,000 to acquire the assets. The assets were subsequently assigned to DEPC.

WECO, CCEI and Biochips LLC are joint borrowers on the term note issued to Prospect Capital. Effective July 1, 2008, this loan was placed on non-accrual status.

Biochips LLC, WECO, CCEI, Precision, WEHI and CCEH currently have no material operations. As of March 31, 2009, our Board of Directors assessed a fair value of $0 for all of these equity positions and the loan position.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2009 and June 30, 2008
(in thousands, except share data)

Endnote Explanations for the Consolidated Schedule of Investments as of March 31, 2009 and June 30, 2008 (continued)

(10)	There are several entities involved in the Appalachian Energy Holdings LLC (“AEH”) investment. We own warrants, the exercise of which will permit us to purchase 15,215 units of Class A common units of AEH at a nominal cost and in near-immediate fashion. We own 200 units of Series A preferred equity, 241 units of Series B preferred equity, and 62.5 units of Series C preferred equity of AEH. The senior secured notes are with C&S Operating LLC and East Cumberland L.L.C., both operating companies owned by AEH.

(11)	We own 99.9999% of AGC/PEP, LLC. AGC/PEP, LLC owns 2,038 out of a total of 65,232 shares of American Gilsonite Holding Company which owns 100% of American Gilsonite Company.

(12)	Interest rate is the greater of 14.0% or 12-Month LIBOR plus 7.5%; rate reflected is as of the reporting date - March 31, 2009 or June 30, 2008, as applicable.

(13)	In addition to the stated returns, we also hold overriding royalty interests on which we receive payment based upon operations of the borrower and net profit interests which will be realized upon sale of the borrower or a sale of the interests.

(14)	Interest rate is the greater of 13.0% or 12-Month LIBOR plus 7.5% not to exceed 14.50%; rate reflected is as of the reporting date - March 31, 2009 or June 30, 2008, as applicable.

(15)	In addition to the stated returns, we also hold net profit interests which will be realized upon sale of the borrower or a sale of the interests.

(16)	Interest rate is the greater of 13.0% or 12-Month LIBOR plus 7.5%; rate reflected is as of the reporting date - March 31, 2009 or June 30, 2008, as applicable.

(17)	Interest rate is the greater of 12.0% or 3-Month LIBOR plus 6.11%; rate reflected is as of the reporting date - March 31, 2009 or June 30, 2008, as applicable.

(18)	Interest rate is 3-Month LIBOR plus 7.5%; rate reflected is as of the reporting date - March 31, 2009 or June 30, 2008, as applicable.

(19)	Interest rate is 3-Month LIBOR plus 8.0%; rate reflected is as of the reporting date - March 31, 2009 or June 30, 2008, as applicable.

(20)	In addition to the stated returns, we also hold overriding royalty interests on which we receive payment based upon operations of the borrower.

(21)	Interest rate is the greater of 12.0% or 12-Month LIBOR plus 7.0%; rate reflected is as of the reporting date - March 31, 2009 or June 30, 2008, as applicable.

(22)	As of March 31, 2009 and June 30, 2008, interest rate is the greater of 13.08% and 12.75%, respectively, or 3-Month LIBOR plus 7.25%; rate reflected is as of the reporting date – March 31, 2009 or June 30, 2008, as applicable.

(23)	On June 30, 2008, we consolidated our holdings in four coal companies into Yatesville Coal Holdings, Inc. (“Yatesville”), and consolidated the operations under one management team. In the transaction, the debt that we held of C&A Construction, Inc. (“C&A”), Genesis Coal Corp. (“Genesis”), North Fork Collieries LLC (“North Fork”) and Unity Virginia Holdings LLC (“Unity”) were exchanged for newly issued debt from Yatesville, and our ownership interests in C&A, E&L Construction, Inc. (“E&L”), Whymore Coal Company Inc. (“Whymore”), Genesis and North Fork were exchanged for 100% of the equity of Yatesville. This reorganization allows for a better utilization of the assets in the consolidated group.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2009 and June 30, 2008
(in thousands, except share data)

Endnote Explanations for the Consolidated Schedule of Investments as of March 31, 2009 and June 30, 2008 (continued)

At March 31, 2009 and at June 30, 2008, Yatesville owned 100% of the membership interest of North Fork. In addition, Yatesville held a $5,984 and $5,721, respectively, note receivable from North Fork as of those two respective dates.

At March 31, 2009 and at June 30, 2008, Yatesville owned 81% and 75%, respectively, of the common stock of Genesis and held a note receivable of $19,802 and $17,692, respectively, as of those two respective dates.

Yatesville held a note receivable of $4,078 and $3,902, respectively, from Unity at March 31, 2009 and at June 30, 2008.

There are several entities involved in Yatesville’s investment in Whymore at March 31, 2009 and at June 30, 2008. As of those two respective dates, Yatesville owned 10,000 shares of common stock or 100% of the equity and held a $13,805 and $12,822, respectively, senior secured debt receivable from C&A, which owns the equipment. Yatesville owned 10,000 shares of common stock or 100% of the equity of E&L, which leases the equipment from C&A, employs the workers, is listed as the operator with the Commonwealth of Kentucky, mines the coal, receives revenues and pays all operating expenses. Yatesville owns 4,900 shares of common stock or 49% of the equity of Whymore, which applies for and holds permits on behalf of E&L. Yatesville also owned 4,285 Series A convertible preferred shares in each of C&A, E&L and Whymore. Additionally, Yatesville retains an option to purchase the remaining 51% of Whymore. Whymore and E&L are guarantors under the C&A credit agreement with Yatesville.

(24)	Mistral Chip Holdings, LLC owns 45,300 shares out of 50,500 total shares outstanding of Chip Holdings, Inc., the parent company of Shearer’s Foods, Inc.

(25)	Interest rate is 3-Month LIBOR plus 8.0%; rate reflected is as of the reporting date - March 31, 2009 or June 30, 2008, as applicable.

(26)	On a fully diluted basis represents, 11.677% of voting common shares.

(27)	Interest rate is the greater of 11.5% or 6-month LIBOR plus 7.0%; rate reflected is as of the reporting date - March 31, 2009 or June 30, 2008, as applicable.

(28)	Interest rate is the greater of 10.5% or 3-month LIBOR plus 7.5%; rate reflected is as of the reporting date - March 31, 2009 or June 30, 2008, as applicable.

(29)	Interest rate is the greater of 11.5% or 3-month LIBOR plus 8.5%; rate reflected is as of the reporting date - March 31, 2009 or June 30, 2008, as applicable.

(30)	Interest rate is the greater of 12.0% or 12-month LIBOR plus 6.0%; rate reflected is as of the reporting date - March 31, 2009 or June 30, 2008, as applicable.

(31)	Interest rate is the greater of 13.0% or 12-month LIBOR plus 7.5% not to exceed 14.0%; rate reflected is as of the reporting date - March 31, 2009 or June 30, 2008, as applicable.

(32)	Total common shares outstanding of 15,616,856 as of January 31, 2009 from Miller Petroleum, Inc.’s Quarterly Report on Form 10-Q filed on March 16, 2009.

(33)	In January 2009, our loan was repaid in full and we retained a 15% net profits interest payable on equity distributions.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. We have adopted this statement on a prospective basis beginning in the quarter ended September 30, 2008. Adoption of this statement did not have a material effect on our financial statements for the quarters ended September 30, 2008, and December 31, 2008, or for the current quarter ended March 31, 2009.

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

In April 2009, FASB issued Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“157-4”). 157-4 provides further clarification for the application of FAS 157 in markets that are not active and provides additional guidance for determining when the volume of trading level of activity for an asset or liability has significantly decreased and for identifying circumstances that indicate a transaction is not orderly. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. Since 157-4 does not change the fair value measurement principles set forth in FAS 157, we are considering its adoption and estimate that it will not affect the our financial position or results of operations.

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

Structuring fees and similar fees are recognized as income as earned, usually when paid. Structuring fees, excess deal deposits, net profits interests and overriding royalty interests are included in other income.

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

If we do not distribute (or are not deemed to have distributed) at least 98% of our annual taxable income in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual taxable income exceeds the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. During the quarter ended December 31, 2008, we elected to retain a portion of our annual taxable income and paid $533 for the excise tax with the filing of the return in March 2009.

We adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (‘‘FIN 48’’). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Adoption of FIN 48 was applied to all open tax years as of July 1, 2007. The adoption of FIN 48 did not have an effect on our net asset value, financial condition or results of operations as there was no liability for unrecognized tax benefits and no change to our beginning net asset value. As of March 31, 2009 and for the three and nine months then ended, we did not have a liability for any unrecognized tax benefits. Management’s determinations regarding FIN 48 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

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

We record registration expenses related to shelf filings as prepaid assets. These expenses consist principally of Securities and Exchange Commission (“SEC”) registration, legal and accounting fees incurred through March 31, 2009 that are related to the shelf filings that will be charged to capital upon the receipt of the capital or charged to expense if not completed.

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

Reclassifications

Certain reclassifications have been made in the presentation of prior consolidated financial statements to conform to the presentation as of and for the three and nine months ended March 31, 2009.

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

Note 3. Portfolio Investments

At March 31, 2009, we had $555,041 invested in 31 long-term portfolio investments (including a net profits interest in Charlevoix Energy Trading LLC) and at June 30, 2008, we had $497,530 invested in 29 long-term portfolio investments (including a net profits interest in Charlevoix Energy Trading LLC).

As of March 31, 2009, we own controlling interests in Ajax Rolled Ring & Machine (“Ajax”), C&J Cladding, LLC (“C&J”), Change Clean Energy Holdings, Inc. (“CCEHI”), Worcester Energy Co, Inc. (“WECO”), and Worcester Energy Holdings, Inc. (“WEHI”) (collectively “Biomass”), Gas Solutions Holdings, Inc. (“GSHI”), Integrated Contract Services, Inc. (“Integrated”), Iron Horse Coiled Tubing, Inc. (“Iron Horse”), NRG Manufacturing, Inc. (“NRG”), R-V Industries, Inc. (“R-V”) and Yatesville Coal Holdings, Inc. (“Yatesville”). As of March 31, 2009, we also own affiliated interests in Appalachian Energy Holdings, LLC (“AEH”) and Biotronic NeuroNetwork (“Biotronic”). As of June 30, 2008, we owned controlling interests in Ajax, C&J, Worcester Energy Partners, Inc., GSHI, Integrated, Iron Horse, NRG, R-V, and Yatesville. As of June 30, 2008, we also owned an affiliated interest in AEH.

The fair values of our portfolio investments as of March 31, 2009 disaggregated into the three levels of the FAS 157 valuation hierarchy are as follows:

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at fair value
Control investments	$—	$—	$220,263	$220,263
Affiliate investments	—	—	30,819	30,819
Non-control/Non-affiliate investments	—	—	303,959	303,959
	—	—	555,041	555,041
Investments in money market funds	39,254	—	—	39,254
Total assets reported at fair value	$39,254	$—	$555,041	$594,295

The aggregate values of Level 3 portfolio investments changed during the three and nine months ended March 31, 2009 as follows:

	For The Periods Ended March 31, 2009
	Three Months	Nine Months
Change in Portfolio Valuations using Significant Unobservable Inputs (Level 3)
Fair value at beginning of period: December 31, 2008 and June 30, 2008, respectively	$555,661	$497,530
Total gains (losses) reported in the Consolidated Statement of Operations:
Included in net investment income
Interest income - accretion of original issue discount on investments	195	2,323
Included in realized gain/loss on investments	—	1,661
Included in net change in unrealized appreciation/depreciation on investments	3,611	(12,990)
Payments for purchases of investments, payment-in-kind interest, and net profits interests	6,356	90,376
Proceeds from sale of investments and collection of investment principal	(10,782)	(23,859)
Fair value at March 31, 2009	$555,041	$555,041
The amount of net unrealized gain (loss) included in the results of operations attributable to Level 3 assets still held at March 31, 2009 and reported within the caption Net change in unrealized appreciation/depreciation in the Consolidated
Statement of Operations:	$4,421	$(8,612)

At March 31, 2009, four loan investments were on non-accrual status: Appalachian Energy Holdings LLC (“AEH”), Integrated Contract Services, Inc. (“Integrated” or “ICS”), Wind River Resources Corp. and Wind River II Corp. (“Wind River”), and Change Clean Energy, Inc. f/k/a Worcester Energy Partners, Inc., Worcester Energy Co., Inc., (“WECO”) and Biochips LLC (collectively “Biomass”). At June 30, 2008, the loans extended to Integrated were on non-accrual status.

The loan principal of these loans amounted to $69,491 and $14,803 as of March 31, 2009, and June 30, 2008, respectively. The fair values of these investments represent approximately 15.7% and 3.4% of our net assets as of March 31, 2009 and June 30, 2008, respectively. For the three months ended March 31, 2009, and March 31, 2008, the income foregone as a result of not accruing interest on these debt investments amounted to $3,940 and $748, respectively. For the nine months ended March 31, 2009, and March 31, 2008, the income foregone as a result of not accruing interest on these debt investments amounted to $11,270 and $1,431, respectively.

GSHI has indemnified us against any legal action arising from its investment in Gas Solutions, LP. We have incurred approximately $2,677 from the inception of the investment in GSHI through March 31, 2009 for fees associated with a legal action, and GSHI has reimbursed us for the entire amount. Of the $2,677 reimbursement, $67 and $23 are reflected as dividend income: control investments in the Consolidated Statements of Operations for the three months ended March 31, 2009 and March 31, 2008, respectively; $249 and $44 are reflected as dividend income: control investments for the nine months ended March 31, 2009 and March 31, 2008, respectively. Additionally, certain other expenses incurred by us which are attributable to GSHI have been reimbursed by GSHI and are reflected as dividend income: control investments in the Consolidated Statements of Operations. For the three months ended March 31, 2009 and March 31, 2008, such reimbursements totaled as $1,878 and $1,276, respectively. For the nine months ended March 31, 2009 and March 31, 2008, reimbursements totaled $5,386 and $2,995, respectively.

The original cost basis of debt placements and equity securities acquired totaled to approximately $6,356 and $31,794 during the three months ended March 31, 2009 and March 31, 2008, respectively. These placements and acquisitions totaled to approximately $90,376 and $193,033 during the nine months ended March 31, 2009 and March 31, 2008, respectively. Debt repayments and sales of equity securities with a cost basis of approximately $10,782 and $28,680 were received during the three months ended March 31, 2009 and March 31, 2008, respectively. These repayments and sales amounted to $22,198 and $84,458 during the nine months ended March 31, 2009 and March 31, 2008, respectively.

Note 4. Other Investment Income

Other investment income consists of structuring fees, overriding royalty interests, settlement of net profit interests, deal deposits, administrative agent fee, and other miscellaneous and sundry cash receipts. Income from such sources for the three and nine months ended March 31, 2009 and March 31, 2008 were as follows:

	For The Three Months Ended March 31,		For The Nine Months Ended March 31,
Income Source	2009	2008	2009	2008
Structuring fees	$—	$490	$774	$2,430
Overriding royalty interests	141	3,150	472	3,365
Settlement of net profits interests	—	—	12,576	—
Deal deposit	—	36	62	72
Administrative agent fee	18	11	53	32
Miscellaneous	—	—	49	10
Other Investment Income	$159	$3,687	$13,986	$5,909

Note 5. Sale and Purchases of Common Stock

We issued 1,500,000 shares of our common stock in a public offering during the three months and the nine months ended March 31, 2009. We issued 2,450,000 shares of common stock during the three months ended March 31, 2008 through a direct offering and through a public offering. For the nine months ended March 31, 2008, the total number of common shares sold equaled 6,150,000. The proceeds raised, the related underwriting fees, the offering expenses and the prices at which these shares were issued are as follows:

Issuances of Common Stock	Number of Shares Issued	Gross Proceeds Raised	Underwriting Fees	Offering Expenses	Offering Price
During the nine months ended March 31, 2009
March 19, 2009	1,500,000	$12,300	$—	$513	$8.200
During the nine months ended March 31, 2008
March 31, 2008	1,150,000	$17,768	$759	$350	$15.450
March 28, 2008	1,300,000	19,786	—	350	15.220
November 13, 2007 over-allotment	200,000	3,268	163	—	16.340
October 17, 2007	3,500,000	57,190	2,860	551	16.340

Our shareholders’ equity accounts at March 31, 2009 and June 30, 2008 reflect cumulative shares issued as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters and our dividend reinvestment plan. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.

On October 9, 2008, our Board of Directors approved a share repurchase plan under which we may repurchase up to $20,000 of our common stock at prices below our net asset value as reported in our financial statements published for the year ended June 30, 2008. We have not made any purchases of our common stock during the period from October 9, 2008 to March 31, 2009 pursuant to this plan.

Note 6. Net Increase (Decrease) in Net Assets per Common Share

The following information sets forth the computation of net increase (decrease) in net assets resulting from operations per common share for the three and nine months ended March 31, 2009 and March 31, 2008, respectively.

	For The Three Months Ended March 31,		For The Nine Months Ended March 31,
	2009	2008	2009	2008
Net increase (decrease) in net assets resulting
from operations	$15,331	$(1,259)	$35,853	$3,605
Weighted average common shares outstanding	29,971,508	23,858,492	29,708,458	22,349,987
Net increase (decrease) in net assets resulting
from operations per common share	$0.51	$(0.05)	$1.21	$0.16

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

The total base management fees incurred to the favor of the Investment Adviser for the three months ended March 31, 2009 and March 31, 2008 were $2,977, and $2,388, respectively. The fees incurred for the nine months ended March 31, 2009 and March 31, 2008 were $8,740, and $6,366, respectively.

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

For the three months ended March 31, 2009 and March 31, 2008, $2,930 and $3,230, respectively, of income incentive fees were incurred. For the nine months ended March 31, 2009 and March 31, 2008, $11,795 and $7,861, respectively, of income incentive fees were incurred. No capital gains incentive fees were incurred for the three or nine months ended March 31, 2009 and March 31, 2008.

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

Overhead expenses allocated to us by Prospect Administration amounted to $588 and $588 for the three months ended March 31, 2009 and March 31, 2008, respectively. These allocations totaled $1,764 and $1,108 for the nine months ended March 31, 2009 and March 31, 2008, respectively.

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

On April 30, 2009 we gave a 60-day notice to Vastardis of termination of our agreement to provide sub-administration services effective June 30, 2009. We anticipate entering into a new consulting services agreement for the period from July 1, 2009 until the filing our 10-K for the year ending on June 30, 2009. We anticipate paying Vastardis a total of $30 for services in conjunction with preparation of the Form 10-K under the new agreement.

Managerial Assistance

As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. For the three months ended March 31, 2009 and March 31, 2008, managerial assistance fees amounted to $215 and $245, respectively. For the nine months ended March 31, 2009 and March 31, 2008, managerial assistance fees amounted to $631 and $693, respectively. These fees are paid to the Administrator.

Note 8. Financial Highlights

	For The Three Months Ended		For The Nine Months Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
Per Share Data (1):
Net asset value at beginning of period	$14.43	$14.58	$14.55	$15.04
Net investment income	0.39	0.54	1.59	1.41
Net realized gain (loss)	—	0.01	0.06	(0.82)
Net unrealized appreciation (depreciation)	0.12	(0.60)	(0.44)	(0.42)
Shares issued for dividend reinvestments	(0.01)	—	(0.02)	—
Net (decrease) increase in net assets as a result
of public offering	(0.33)	0.02	(0.34)	0.12
Dividends declared	(0.41)	(0.40)	(1.21)	(1.18)
Net asset value at end of period	$14.19	$14.15	$14.19	$14.15

Per share market value at end of period	$8.52	$15.22	$8.52	$15.22
Total return based on market value (2)	(25.44%)	19.69%	(27.80%)	(5.76%)
Total return based on net asset value (2)	3.01%	(0.40%)	8.93%	1.78%
Shares outstanding at end of period	31,286,128	26,270,379	31,286,128	26,270,379
Average weighted shares outstanding for period	29,971,508	23,858,492	29,708,458	22,349,987

Ratio / Supplemental Data:
Net assets at end of period (in thousands)	$444,024	$371,718	$444,024	$371,718
Average net assets (in thousands)	$435,914	$358,771	$433,297	$329,900
Annualized ratio of operating expenses
to average net assets	8.34%	10.17%	9.96%	9.89%
Annualized ratio of net operating income
to average net assets	10.63%	14.36%	14.25%	12.72%
____________________

(1)	Financial highlights are based on weighted average shares.

(2)	Total return based on market value is based on the change in market price per share between the opening and ending market prices per share in each period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in each period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. The total returns are not annualized.

	For The Year Ended
	June 30, 2008	June 30, 2007	June 30, 2006	June 30, 2005	June 30, 2004 (3)
Per Share Data (1):
Net asset value at beginning of period	$15.04	$15.31	$14.59	$(0.01)	$—
Costs related to the initial public offering	—	—	0.01	(0.21)	—
Costs related to the secondary
public offering	(0.07)	(0.06)	—	—	—
Net investment income	1.91	1.47	1.21	0.34	—
Realized (loss) gain	(0.69)	0.12	0.04	—	—
Net unrealized (depreciation) appreciation	(0.05)	(0.52)	0.58	0.90	—
Net increase in net assets as a result of
public offering	—	0.26	—	13.95	—
Dividends declared and paid	(1.59)	(1.54)	(1.12)	(0.38)	—
Net asset value at end of period	$14.55	$15.04	$15.31	$14.59	$—

Per share market value at end of period	$13.18	$17.47	$16.99	$12.60	$—
Total return based on market value (2)	(15.90%)	12.65%	44.90%	(13.46%)	—
Total return based on net asset value (2)	7.84%	7.62%	12.76%	7.40%	—
Shares outstanding at end of period	29,520,379	19,949,065	7,069,873	7,055,100	—
Average weighted shares outstanding
for period	23,626,642	15,724,095	7,056,846	7,055,100	—

Ratio / Supplemental Data:
Net assets at end of period (in thousands)	$429,623	$300,048	$108,270	$102,967	$—
Annualized ratio of operating expenses
to average net assets	9.62%	7.36%	8.19%	5.52%	—
Annualized ratio of net operating
income to average net assets	12.66%	9.71%	7.90%	8.50%	—
____________________

(1)	Financial highlights are based on weighted average shares.

(2)	Total return based on market value is based on the change in market price per share between the opening and ending market prices per share in each period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in each period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. The total returns are not annualized.

(3)	Financial Highlights as of June 30, 2004 are considered not applicable as the initial offering of common stock did not occur as of this date.

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

In May 2006, based in part on unfavorable due diligence and the absence of investment committee approval, we declined to extend a loan for $10,000 to a potential borrower (“plaintiff”). Plaintiff was subsequently sued by its own attorney in a local Texas court for plaintiff’s failure to pay fees owed to its attorney. In December 2006, plaintiff filed a cross-action against us and certain affiliates (the “defendants”) in the same local Texas court, alleging, among other things, tortious interference with contract and fraud. We petitioned the United States District Court for the Southern District of New York (the “District Court”) to compel arbitration and to enjoin the Texas action. In February 2007, our motions were granted. Plaintiff appealed that decision. The arbitration commenced in July 2007 and concluded in late November 2007. Post-hearing briefings were completed in February 2008. On April 14, 2008, the arbitrator rendered an award in our favor, rejecting all of plaintiff’s claims. On April 18, 2008, we filed a petition before the District Court to confirm the award. On October 8, 2008, the District Court granted our petition to confirm the award, confirmed the awards and subsequently entered judgment thereon in our favor in the amount of $2,288. After filing a defective notice of appeal to the United States Court of Appeals for the Second Circuit on November 5, 2008, plaintiff’s counsel resubmitted a new notice of appeal on January 9, 2009. The plaintiff subsequently requested that we agree to stipulate to the withdrawal of plaintiff’s appeal to the Second Circuit. Such a stipulation was filed with the Second Circuit on or about April 14, 2009. Based on this stipulation, the Second Circuit issued a mandate terminating the appeal, which was transmitted to the District Court on April 23, 2009.

Note 10. Commitments and Off-Balance Sheet Risks

From time to time, we provide guarantees for portfolio companies for payments to counterparties, usually as an alternative to investing additional capital. Currently, agreements for one guarantee and one contingent indemnification are outstanding which are related to two portfolio companies categorized as Control Investments – Whymore and North Fork; both of these companies have now been consolidated as part of Yatesville. The guarantee is related to Whymore. As of March 31, 2009, this guarantee may amount to $4,300 for equipment leases. The contingent indemnification obligation arose from our acquisition of the assets of Traveler Coal, LLC (“Traveler”), through our subsidiary, North Fork. Specifically, as part of that acquisition, we have agreed to indemnify the seller of those assets for personal guarantees that seller had extended on behalf of Traveler. As of March 31, 2009, the amount of this contingency is $3,673.

We also provide indemnifications to Prospect Administration and to Vastardis in accordance with our respective agreements with those two service providers. These indemnifications are described in further detail in Note 7.

Note 11. Revolving Credit Agreements

On June 6, 2007, we closed on a $200,000 three-year revolving credit facility (as amended on December 31, 2007) with Rabobank Nederland as administrative agent and sole lead arranger (the “Rabobank Facility”). Interest on the Rabobank Facility is charged at LIBOR plus 175 basis points. Additionally, Rabobank charges a fee on the unused portion of the facility. Through November 30, 2007, this fee is assessed at the rate of 37.5 basis points per annum of the amount of that unused portion; after that date, this rate increases to 50.0 basis points per annum if that unused portion is greater than 50% of the total amount of the facility. On November 14, 2008, we entered into a commitment letter with Rabobank to arrange and structure a new dual-rated credit facility. Under the terms of the letter, we agreed to an immediate increase in the current borrowing rate on the Rabobank Facility to LIBOR plus 250 basis points. At March 31, 2009 and June 30, 2008, the investments used as collateral for the Rabobank Facility had aggregate market values of $405,404 and $369,418, respectively. These values represent 73.0% and 74.3% of total investments at fair value, respectively.

We had drawn down $137,567 and $91,167 on the Rabobank Facility as of March 31, 2009 and June 30, 2008, respectively.

Note 12. Selected Quarterly Financial Data (Unaudited)

	Investment Income		Net Investment Income		Net Realized and Unrealized Gains (Losses)		Net Increase (Decrease) in Net Assets from Operations
Quarter Ended	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)
September 30, 2006	$6,432	$0.65	$3,274	$0.33	$690	$0.07	$3,964	$0.40
December 31, 2006	8,171	0.60	4,493	0.33	(1,553)	(0.11)	2,940	0.22
March 31, 2007	12,069	0.61	7,015	0.36	(2,039)	(0.10)	4,976	0.26
June 30, 2007	14,009	0.70	8,349	0.42	(3,501)	(0.18)	4,848	0.24

September 30, 2007	15,391	0.77	7,865	0.39	685	0.04	8,550	0.43
December 31, 2007	18,563	0.80	10,660	0.46	(14,346)	(0.62)	(3,686)	(0.16)
March 31, 2008	22,000	0.92	12,919	0.54	(14,178)	(0.59)	(1,259)	(0.05)
June 30, 2008	23,448	0.85	13,669	0.50	10,317	0.38	23,986	0.88

September 30, 2008	35,799	1.21	23,502	0.80	(9,504)	(0.33)	13,998	0.47
December 31, 2008	22,213	0.75	11,960	0.40	(5,436)	(0.18)	6,524	0.22
March 31, 2009	20,669	0.69	11,720	0.39	3,611	0.12	15,331	0.51
____________________

(1)	Per share amounts are calculated using weighted average shares during period.

Note 13. Subsequent Events

On April 20, 2009, we issued 214,456 shares of our common stock in connection with the dividend reinvestment plan.

On April 27, 2009, we issued 3.68 million shares of our common stock in an underwritten equity offering at $7.75 per share, raising $28,520 in gross proceeds and $27,166 of net proceeds after recognizing $1,144 of underwriting discounts and commissions and $210 of estimated offering costs.

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

Market Conditions

In 2008 and early 2009, the financial services industry has been negatively affected by turmoil in the global capital markets. What began in 2007 as a deterioration of credit quality in subprime residential mortgages has spread rapidly to other credit markets. Market liquidity and credit quality conditions are significantly weaker today than two years ago.

We believe that Prospect Capital is well positioned to navigate through these adverse market conditions. As a BDC, we are limited to a maximum 1 to 1 debt to equity ratio, and as of March 31, 2009, our debt to equity ratio was 0.31 to 1. As of March 31, 2009, we have borrowed $137,567 against our credit facility with Rabobank Nederland. The revolving period for this facility continues until June 6, 2009, with a term out maturity on June 6, 2010, and we expect to enter into a new extended facility prior to this date. While we are optimistic, we cannot guarantee the completion of such extension.

We also continue to generate liquidity through public stock offerings and the realization of portfolio investments. On March 19, 2009 and April 27, 2009, we completed public stock offerings for 1.5 million and 3.68 million shares of our common stock at $8.20 per share and $7.75 per share, raising $12,300 and $28,520 of gross proceeds, respectively. Our loan to Diamondback Operating L.P. was repaid in January 2009. As is typical for our portfolio, we currently have investments in various stages in the exit process that continue to draw interest from prospective buyers.

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

Basis of Consolidation

Under the 1940 Act rules, the regulations pursuant to Article 6 of Regulation S-X, and the American Institute of Certified Public Accountants’ Audit and Accounting Guide for Investment Companies, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to us. Our March 31, 2009, June 30, 2008, and March 31, 2008 financial statements include our accounts and the accounts of Prospect Capital Funding, LLC, our only wholly-owned, closely-managed subsidiary that is also an investment company. All intercompany balances and transactions have been eliminated in consolidation.

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

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. We have adopted this statement on a prospective basis beginning in the quarter ended September 30, 2008. Adoption of this statement did not have a material effect on our financial.

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

Structuring fees and similar fees are recognized as income as earned, usually when paid. Structuring fees, excess deal deposits, net profits interests and overriding royalty interests are included in other income.

Loans are placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, are likely to remain current. At March 31, 2009, four loan investments were on non-accrual status: Appalachian Energy Holdings LLC (“AEH”), Integrated Contract Services, Inc. (“Integrated” or “ICS”), Wind River Resources Corp. and Wind River II Corp. (“Wind River”), and Change Clean Energy, Inc. f/k/a Worcester Energy Partners, Inc., Worcester Energy Co., Inc., (“WECO”) and Biochips LLC (collectively “Biomass”). The loan principal of these loans amounted to $69,491 at March 31, 2009.

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

We seek to be a long-term investor with our portfolio companies. Since the fiscal year ended June 30, 2007, we have invested primarily in industries related to the industrial/energy economy. Since then, we have widened our strategy to focus in other sectors of the economy and continue to diversify our portfolio holdings.

Statement of Assets and Liabilities Overview

During the nine months ended March 31, 2009, net assets have increased by $14,401 from $429,623 as of June 30, 2008 to $444,024 as of March 31, 2009. This net increase in assets resulted from a $35,853 increase from operations and $15,067 from capital share transactions, offset by $36,519 in dividends declared to our stockholders. During this nine-month period we recognized net investment income of $47,182, net realized gains on investments of $1,661 and a decrease in net assets due to changes in unrealized appreciation/depreciation of investments of $12,990. The result was the $35,853 increase in net assets resulting from operations.

The aggregate fair value of our portfolio investments was $555,041 and $497,530 as of March 31, 2009 and June 30, 2008, respectively. During the nine months ended March 31, 2009, our net cost of investments increased by $70,501, or 14.2%, as we invested in three new investments and follow-on investments while we sold one investment, received repayment on another two investments, and settled the net profit interests on a third investment. This increased level of investment was financed primarily by increased borrowings on our credit facility. At March 31, 2009, we were invested in 31 long-term portfolio investments (including a net profits interest remaining in Charlevoix).

Investment Activity

During the nine months ended March 31, 2009, we completed three new investments and several follow-on investments in existing portfolio companies, totaling approximately $89,052. The more significant of these investments are described briefly in the following:

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

On July 23, 2008, September 8, 2008, and November 7, 2008, and January 21, 2009, we made follow-on secured debt investments of $400, $2,700, and $2,900, and $1,500, respectively in Iron Horse Coiled Tubing, Inc. (“Iron Horse”) in support of the build out of additional equipment.

On December 10, 2008 we made a follow-on investment of $5,000 in Gas Solutions Holdings, Inc. (“GSHI” or “Gas Solutions”) for the repayment of third-party bank senior credit facility.

During the nine months ended March 31, 2009, we closed-out three positions which are briefly described below.

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

The following is a quarter-by-quarter summary of our investment activity:

Quarter-End	Acquisitions (1)	Dispositions (2)
March 31, 2009	$6,356	$10,782
December 31, 2008	13,564	2,128
September 30, 2008	70,456	10,949
June 30, 2008	118,913	61,148
March 31, 2008	31,794	28,891
December 31, 2007	120,846	19,223
September 30, 2007	40,394	17,949
June 30, 2007	130,345	9,857
March 31, 2007	19,701	7,731
December 31, 2006	62,679	17,796
September 30, 2006	24,677	2,781
June 30, 2006	42,783	5,752
March 31, 2006	15,732	901
December 31, 2005	—	3,523
September 30, 2005	25,342	—
June 30, 2005	17,544	—
March 31, 2005	7,332	—
December 31, 2004	23,771	32,083
September 30, 2004	30,371	—
Since inception	$802,600	$231,494
____________________

(1)	Includes new deals, additional fundings, refinancings and PIK interest.

(2)	Includes scheduled principal payments, prepayments and refinancings.

Investment Holdings

As of March 31, 2009, we continue to pursue our investment strategy. Despite our name change to “Prospect Capital Corporation” and the termination of our policy to invest at least 80% of our net assets in energy companies in May 2007, we currently have a concentration of investments in companies in the energy and energy related industries. Some of the companies in which we invest have relatively short or no operating histories. These companies are and will be subject to all of the business risk and uncertainties associated with any new business enterprise, including the risk that these companies may not reach their investment objective or the value of our investment in them may decline substantially or fall to zero.

Our portfolio had an annualized current yield of 15.1% and 16.8% across all our long-term debt and certain equity investments as of March 31, 2009 and March 31, 2008, respectively. This yield includes interest from all of our long-term investments as well as dividends from GSHI and NRG Manufacturing, Inc. (“NRG”). The 1.7% decrease is primarily due to non-accrual loans. For the three months ended March 31, 2009, total foregone interest related to loans on non-accrual status was $3,940. As of March 31, 2009, we reversed $322 of interest income recognized in prior periods related to AEH and Wind River. We expect the current yield to continue to decline over time as we increase the size of the portfolio. Monetization of other equity positions that we hold is not included in this yield calculation. In each of our portfolio companies, we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.

As of March 31, 2009, we own controlling interests in Ajax Rolled Ring & Machine (“Ajax”), C&J Cladding, LLC (“C&J”), GSHI, Integrated, Iron Horse, NRG, R-V, CCEI, and Yatesville. We also own affiliated interests in Appalachian Energy Holdings, LLC (“AEH”) and Biotronic.

The following is a summary of our investment portfolio by level of control:

	March 31, 2009		June 30, 2008
Level of Control	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio
Control	$220,263	37.1%	$205,827	38.8%
Affiliate	30,819	5.2%	6,043	1.2%
Non-control/Non-affiliate	303,959	51.1%	285,660	53.8%
Money Market Funds	39,254	6.6%	33,000	6.2%
Total Portfolio	$594,295	100.0%	$530,530	100.0%

The following is our investment portfolio presented by type of investment at March 31, 2009 and June 30, 2008, respectively:

	March 31, 2009		June 30, 2008
Type of Investment	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio
Money Market Funds	$39,254	6.6%	$33,000	6.2%
Senior Secured Debt	231,782	39.0%	199,946	37.7%
Subordinated Secured Debt	199,072	33.5%	219,623	41.4%
Subordinated Unsecured Debt	15,095	2.5%	—	0.0%
Preferred Stock	4,705	0.8%	7,707	1.4%
Common Stock	88,341	14.9%	58,312	11.0%
Membership Interests	7,576	1.3%	3,000	0.6%
Net Profit Interests	456	0.1%	—	0.0%
Warrants	8,014	1.3%	8,942	1.7%
Total Portfolio	$594,295	100.0%	$530,530	100.0%

The following is our investment portfolio presented by geographic location of the investment at March 31, 2009 and June 30, 2008, respectively:

	March 31, 2009		June 30, 2008
Geographic Exposure	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio
Canada	$16,765	2.8%	$11,182	2.1%
Midwest US	81,271	13.7%	47,869	9.0%
Northeast US	41,194	6.9%	68,468	12.9%
Southeast US	115,750	19.5%	128,512	24.2%
Southwest US	254,023	42.7%	211,177	39.9%
Western US	46,038	7.8%	30,322	5.7%
Money Market Funds	39,254	6.6%	33,000	6.2%
Total Portfolio	$594,295	100.0%	$530,530	100.0%

The following is our investment portfolio presented by industry sector of the investment at March 31, 2009 and June 30, 2008, respectively:

	March 31, 2009		June 30, 2008
Industry Sector	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio
Biomass Power	$6,000	1.0%	$15,580	2.9%
Construction Services	2,483	0.4%	6,043	1.1%
Contracting	5,000	0.8%	5,000	0.9%
Financial Services	21,839	3.7%	23,699	4.5%
Food Products	29,385	5.0%	19,351	3.7%
Gas Gathering and Processing	85,186	14.3%	61,542	11.6%
Healthcare	57,587	9.7%	13,752	2.6%
Manufacturing	100,684	16.9%	109,542	20.7%
Metal Services	9,472	1.6%	6,829	1.3%
Mining and Coal Production	25,848	4.4%	25,726	4.9%
Oil and Gas Production	105,471	17.8%	112,850	21.3%
Oilfield Fabrication	36,515	6.2%	24,854	4.7%
Pharmaceuticals	10,250	1.7%	11,523	2.2%
Production Services	16,765	2.8%	14,038	2.6%
Retail	5,466	0.9%	13,428	2.5%
Shipping Vessels	7,151	1.2%	6,804	1.3%
Specialty Minerals	18,439	3.1%	15,632	2.9%
Technical Services	11,500	1.9%	11,337	2.1%
Money Market Funds	39,254	6.6%	33,000	6.2%
Total Portfolio	$594,295	100.0%	$530,530	100.0%

Investment Valuation

In determining the fair value of our portfolio investments at March 31, 2009, the Audit Committee considered valuations from the independent valuation firm and from management having an aggregate range of $512,598 to $583,857, excluding money market investments.

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

The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties and comparable multiples for recent sales of companies within the industry. The composite of all these analysis, applied to each investment, was a total valuation of $555,041, excluding money market investments.

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

During the fiscal year ended June 30, 2008 and continuing through March 31, 2009, several general economic factors have occurred which have affected the valuation of our investment portfolio.

Generally, interest rates offered on loans similar to those that we have originated have changed since our investments were consummated. While we do not believe that there has been any diminution of credit quality, general changes in current interest rates would affect the price for which we could sell these assets and we have adjusted our fair value of these assets to reflect such changes. During the nine months ended March 31, 2009, we have adjusted the value of twelve debt investments based upon such general changes in market interest rates including: Biotronic, C&J, Castro, Freedom Marine Services LLC, H&M Oil & Gas, LLC, Maverick Healthcare, LLC, Qualitest Pharmaceuticals, Inc. (“Qualitest”), Regional Management Corp. (“RMC”), Resco Products, Inc. (“Resco”), Shearer’s Foods, Inc., Stryker Energy, LLC, and TriZetto.

Five debt investments were made to companies that are not performing in line with budget expectations as of March 31, 2009. For these investments (AEH, Conquest Cherokee, LLC, Deb Shops, Inc. (“Deb Shops”), Iron Horse, and Wind River Resources Corp. and Wind River II Corp.) we expect full recovery. We used higher market interest rates to take into account the increased credit risk and general changes in current interest rates for similar assets to determine their fair value.

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

In early May 2008, Gas Solutions II Ltd purchased a series of propane puts at $0.10 out of the money and at prices of $1.53 per gallon and $1.394 per gallon covering the periods May 1, 2008 through April 30, 2009 and May 1, 2009 through April 30, 2010, respectively. These hedges have been executed at close to the highest historical market propane prices ever achieved. Such hedges preserve the upside of Gas Solutions II Ltd to benefit from potential future changes in commodity prices. GSHI has generated approximately $26,172 of EBITDA for the fiscal year ending December 31, 2008, an increase of 67.1% from the 2007 results.

In determining the value of GSHI, we have utilized several valuation techniques to determine the value of the investment. These techniques offer a wide range of values. Our Board of Directors has determined the value to be $85,186 for our debt and equity positions at March 31, 2009 based upon a combination of a discounted cash flow analysis, a public comparables analysis and review of recent indications of interest. GSHI is valued $55,164 above its amortized cost at March 31, 2009, compared to the $36,321 unrealized gain recorded at June 30, 2008.

Integrated Contract Services, Inc.

Our investment in ICS is under enhanced review by our senior management team due to existing payment and covenant defaults under the contracts governing these investments. Prior to January 2009, ICS owned the assets of ESA Environmental Specialists, Inc. (“ESA”), and 100% of the stock of The Healing Staff (“THS”). ESA originally defaulted under our contract governing our investment in ESA, prompting us to commence foreclosure actions with respect to certain ESA assets in respect of which we have a priority lien. In response to our actions, ESA filed voluntarily for reorganization under the bankruptcy code on August 1, 2007. On September 20, 2007 the U.S. Bankruptcy Court approved a Section 363 Asset Sale from ESA to us. To complete this transaction, we contributed our ESA debt to a newly-formed entity, ICS, and provided funds for working capital on October 9, 2007. In return for the ESA debt, we received senior secured debt in ICS of equal amount to our ESA debt, preferred stock of ICS, and 49% of the ICS common stock. ICS subsequently ceased operations and assigned the collateral back to us. ICS is in default of both payment and financial covenants. During September and October 2007, we provided $1,170 to THS for working capital.

In January 2009, we foreclosed on the real and personal property of ICS. Through this foreclosure process, we gained 100% ownership of THS and certain ESA assets. Based upon an analysis of the liquidation value of the ESA assets and the enterprise value of THS, our Board of Directors reaffirmed the fair value of our investment in ICS at $5,000, a reduction of $11,690 from its amortized cost at March 31, 2009, compared to the $11,464 unrealized loss recorded at June 30, 2008.

Change Clean Energy Holdings Inc. (“CCEHI”) and Change Clean Energy, Inc. (“CCEI”), f/k/a Worcester Energy Partners, Inc.

CCEI is under enhanced review by our senior management team due to poor operating results since investment. We have installed a new manager at CCEI. CCEI ceased operations temporarily in the first quarter of 2009. During the quarter, we determined that it was appropriate to institute foreclosure proceedings against the co-borrowers of our debt to take full control of the assets. In anticipation of such proceedings CCEHI was established and on March 11, 2009, the foreclosure was completed and the assets were assigned to a wholly owned subsidiary of CCEHI. CCEI ceased operations temporarily in the first quarter of 2009. During the nine months ended March 31, 2009, we provided additional funding of $4,211 to Biomass to fund ongoing operations. Our Board of Directors, upon recommendation from senior management, has set the value of the CCEI investment based upon an enterprise valuation at $6,000 at March 31, 2009, a reduction of $37,134 from its amortized cost at March 31, 2009, compared to the $22,141 unrealized loss recorded at June 30, 2008.

Yatesville Coal Holdings, Inc.

As we previously discussed, all of our coal holdings are now held in one consolidated entity, Yatesville. Yatesville had begun to show improvement since the consolidation of the coal holdings in one entity under common management, but this came to a halt at the end of December 2008 when the company exhausted its permitted reserves. During the nine months ended March 31, 2009, we provided additional funding of $7,570 to Yatesville to fund ongoing operations. We will continue to value Yatesville on an asset basis. Our Board of Directors, upon recommendation from senior management, has set the value of the Yatesville investment at $25,848 at March 31, 2009, a reduction of $21,465 from its amortized cost at March 31, 2009, compared to the $14,694 unrealized loss recorded at June 30, 2008.

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

We had $137,567 and $91,167 of borrowings at March 31, 2009 and June 30, 2008, respectively. These borrowings were made against a credit facility in place at Rabobank Nederland. The maintenance of this facility requires us to pay a fee for the amount not drawn upon. Through November 30, 2007, this fee is assessed at the rate of 37.5 basis points per annum of the amount of that unused portion; after that date, this rate increased to 50.0 basis points per annum if that unused portion was greater than 50% of the total amount of the facility. The following table shows the facility amounts and outstanding borrowings at March 31, 2009 and June 30, 2008:

	As of March 31, 2009		As of June 30, 2008
	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
Revolving Credit Facility	$200,000	$137,567	$200,000	$91,167

The following table shows the contractual maturity of our revolving credit facility at March 31, 2009:

	Payments Due By Period
	Less Than 1 Year	1 - 3 Years	More Than 3 Years
Credit Facility Payable	$137,567	$—	$—

During the quarter ended March 31, 2009, we completed a public offering and raised $12,300 of additional equity by issuing 1.5 million shares of our common stock below net asset value diluting shareholder value by $0.32 per share. . The following table shows the calculation of net asset value per share as of March 31, 2009 and June 30, 2008:

	As of March 31, 2009	As of June 30, 2008
Net Assets	$444,024	$429,623
Shares of common stock outstanding	31,286,128	29,520,379
Net asset value per share	$14.19	$14.55

At March 31, 2009, we had 31,286,128 of our common stock issued and outstanding.

Results of Operations

For the three months ended March 31, 2009 and March 31, 2008, the net increase (decrease) in net assets resulting from operations was $15,331 and ($1,259), respectively, representing $0.51 and ($0.05) per share, respectively. We experienced a net realized and unrealized gain of $3,611 or approximately $0.12 per share in the three months ended March 31, 2009. This compares with the net realized and unrealized loss of $14,178 during the three months ended March 31, 2008 or approximately $0.59 per share.

For the nine months ended March 31, 2009 and March 31, 2008 (or for the periods since the beginning of our respective fiscal years) the net increase in net assets resulting from operations was $35,853 and $3,605, respectively, representing $1.21 and $0.16 per share, respectively. We experienced a net realized and unrealized loss of $11,329 or approximately $0.38 per share in the nine months ended March 31, 2009. This compares with the net realized and unrealized loss of $27,839 during the nine months ended March 31, 2008 or approximately $1.24 per share.

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

Investment income consists of interest income, including accretion of loan origination fees and prepayment penalty fees, dividend income and other income, including net profits interest, overriding royalties interest and structuring fees. The following table details the various components of investment income and the related levels of debt investments for the three and nine months ended March 31, 2009 and March 31, 2008:

	For The Three Months Ended March 31,		For The Nine Months Ended March 31,
	2009	2008	2009	2008
Interest income	$16,065	$14,890	$50,862	$42,538
Dividend income	4,445	3,423	13,833	7,507
Other income	159	3,687	13,986	5,909
Total investment income	$20,669	$22,000	$78,681	$55,954

Average debt principal of investments	$537,277	$422,474	$523,363	$381,566
Weighted-average interest rate earned	11.96%	14.10%	12.77%	14.65%

Total investment income has decreased for the three months ended March 31, 2009 from the amount reported for the three months ended March 31, 2008 primarily due to a decrease in other income.

Income from other sources decreased from $3,687 for the three months ended March 31, 2008 to $159 for the three months ended March 31, 2009. This $3,528 decrease was due primarily to the decrease in overriding royalty interests from Ken-Tex Energy Corp (“Ken-Tex”).

While average principal balances of debt investments have increased from $422,474 for the three months ended March 31, 2008 to $537,277 for the three months ended March 31, 2009, the weighted-average interest rate earned decreased from 14.10% to 11.96%. During the three month period ended March 31, 2009, interest of $3,940 was forgone on non-accrual debt investments compared to $748 of forgone interest for the three months ended March 31, 2008. Without these adjustments, the weighted average interest rates earned on debt investments would have been 14.89% and 14.81% for the three months ended March 31, 2009 and 2008, respectively.

Dividend income has grown significantly from $3,423 to $4,445 for the three months ended March 31, 2008 and March 31, 2009, respectively. The increase in dividend income is attributable to dividends received from our investment in GSHI. We received dividends of $3,000 and $4,000 during the three months ended March 31, 2008 and March 31, 2009, respectively.

Total investment income has increased for the nine months ended March 31, 2009 from the amount reported for the nine months ended March 31, 2008 primarily due to an increase in interest and other income.

Interest income has increased from $42,538 for the nine months ended March 31, 2008 to $50,862 for the nine months ended March 31, 2009. While principal balances of debt investments have increased from $381,566 for the nine months ended March 31, 2008 to $523,363 for the nine months ended March 31, 2009, the weighted-average interest rate earned decreased from 14.65% to 12.77%. During the nine month period ended March 31, 2009, interest of $11,270 was forgone on non-accrual debt investments compared to $1,431 of forgone interest for the nine months ended March 31, 2008. We had previously accrued default interest on these assets of $3,448 and $433 for the nine months ended March 31, 2009 and 2008, respectively. Also, we recognized $784 of prepayment penalty income from Ken-Tex and Arctic Acquisition Corp. during the nine months ending March 31, 2008. No prepayment penalties were received for the nine months ended March 31, 2009. With these adjustments, the weighted average interest rates earned on debt investments would have been 14.73% and 14.67% for the nine months ended March 31, 2009 and 2008.

Income from other sources increased from $5,909 for the nine months ended March 31, 2008 to $13,986 for the nine months ended March 31, 2009. This $8,077 increase is primarily due to the settlement of our net profit interests in IEC/ARS for $12,576. This $12,576 increase from settlement of our net profit interests was partially offset by the decrease in overriding royalty interests related to Ken-Tex Energy Corp and the decrease in structuring fees.

Dividend income has grown significantly from $7,507 to $13,833 for the nine months ended March 31, 2008 and March 31, 2009, respectively. The increase in dividend income is attributable to dividends received from our investment in GSHI. We received dividends of $5,450 and $12,000 during the nine months ended March 31, 2008 and March 31, 2009, respectively. Dividends were also received from our investments in Ajax and NRG during the nine months ended March 31, 2009.

Operating Expenses

Our primary operating expenses consist of investment advisory fees (base management and income incentive fees), credit facility costs, legal and professional fees and other operating and overhead-related expenses. These expenses include our allocable portion of overhead under the Administration Agreement with Prospect Administration under which Prospect Administration provides administrative services and facilities for us. Our investment advisory fees compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions in accordance with our Administration Agreement with Prospect Administration. Operating expenses were $8,949 and $9,081 for the three months ended March 31, 2009 and March 31, 2008, respectively. For the nine months ended March 31, 2009 and March 31, 2008, operating expenses were $31,499 and $24,510, respectively.

The base management fee was $2,977 and $2,388 for the three months ended March 31, 2009 and March 31, 2008, respectively. It was $8,740 and $6,366 for the nine months ended March 31, 2009 and March 31, 2008, respectively. The increase in this expense for the nine months ended March 31, 2009 is directly related to our growth in total assets. For the three months ended March 31, 2009 and March 31, 2008, we incurred $2,930 and $3,230, respectively, of income incentive fees. For the nine months ended March 31, 2009 and March 31, 2008, we incurred $11,795 and $7,861, respectively, of income incentive fees. The $300 decrease in the income incentive fee for the respective three-month periods is driven by a slight decrease in pre-management fee net investment income from

$18,537 for the three months ended March 31, 2008 to $17,627 for the three months ended March 31, 2009. Income incentive fee increased by $3,934 on a nine-month basis as pre-management fee net investment income increased from $45,671 for the nine months ended March 31, 2008 and to $67,717 for the nine months ended March 31, 2009. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.

During the three and nine months ended March 31, 2009, we incurred $1,345 and $4,828, respectively of expenses related to our credit facility. This compares with expenses of $1,863 and $4,719 incurred during the three and nine months ended March 31, 2008. These expenses are related directly to the leveraging capacity put into place for each of those periods and the levels of indebtedness actually undertaken during those quarters. The table below describes the various credit facility expenses and the related indicators of leveraging capacity and indebtedness during these periods.

	For The Three Months Ended March 31,		For The Nine Months Ended March 31,
	2009	2008	2009	2008
Interest expense	$1,101	$1,584	$4,043	$3,781
Amortization of deferred financing costs	180	180	540	547
Commitment and other fees	64	99	245	391
Total	$1,345	$1,863	$4,828	$4,719

Weighted-average debt outstanding	$144,887	$110,792	$132,099	$80,009
Weighted-average interest rate incurred	3.08%	5.74%	4.08%	6.27%
Facility amount at beginning of period	$200,000	$200,000	$200,000	$200,000

The decrease in our interest rate incurred is primarily due to a decrease in average LIBOR of approximately 2.8% for the three and nine months ended March 31, 2009 in comparison to the same periods ending March 31, 2008. This decrease is partially offset by an increase of 125 basis points in our current borrowing rate effective November 14, 2008.

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

Legal costs decreased significantly from $2,224 for the nine months ended March 31, 2008 to $590 for the nine months ended March 31, 2009 as there were reduced costs for litigation.

Net Realized Gain (Loss)

Net realized gains were $0 and $208 for the three months ended March 31, 2009 and March 31, 2008, respectively. For the nine months ended March 31, 2009 and March 31, 2008, net realized gains (losses) were $1,661 and $(18,413), respectively. The net realized gain of $1,661 for the nine months ended March 31, 2009 was due primarily to the sale of the warrant related to Deep Down, Inc. The net realized loss of $18,413 for the nine months ended March 31, 2008 was attributable primarily to our disposition of our investments in Central Illinois Energy, LLC and Advantage Oilfield Group, Ltd. (“AOG”).

Increase (Decrease) in Net Assets from Net Changes in Unrealized Appreciation/Depreciation

Increase (decrease) in net assets from changes in unrealized appreciation/depreciation was $3,611 and $(14,386) for the three months ended March 31, 2009 and March 31, 2008, respectively. For the three months ended March 31, 2009, the $3,611 increase in net assets from the net change in unrealized appreciation/depreciation was driven primarily by write-ups of our investments in GSHI, H&M, and NRG which were partially offset by unrealized depreciation of our investments in Ajax, Deb Shops CCEI, and Yatesville. For the three months ended March 31, 2008, the $14,386 decrease in net assets from such changes is attributable to write-downs of our investments in NRG and CCEI offset by a write-up of our investment in GSHI.

For the nine months ended March 31, 2009 and March 31, 2008, net assets decreased by $12,990 and $9,426, respectively from changes in unrealized appreciation/depreciation. The $12,990 decrease occurring during the nine months ended March 31, 2009 was attributable to unrealized depreciation recognized for our investments in Ajax, AEH, R-V Industries, Deb Shops, CCEI, and Yatesville partially offset by write-ups of our investments in GSHI and NRG. The $9,426 decrease from changes in unrealized appreciation/depreciation for the nine months ended March 31, 2008 was the net result of write-downs of our investments in Integrated and CCEI offset by the write-up of our investment in ESA Environmental Specialists, Inc. and by the disposition of AOG (which had been previously valued below cost).

Financial Condition, Liquidity and Capital Resources

For the three months ended March 31, 2009 and March 31, 2008, our operating activities (used) provided ($2,426) and $4,863 of cash, respectively. Financing activities provided $437 and $10,371 of cash during the three months ended March 31, 2009 and March 31, 2008, respectively which included the payments of dividends of $10,192 and $9,369, during the three months ended March 31, 2009 and March 31, 2008, respectively.

For the nine months ended March 31, 2009 and March 31, 2008, our operating activities used $25,552 and $150,705 of cash, respectively. Financing activities provided $25,446 and $167,275 of cash during the nine months ended March 31, 2009 and March 31, 2008, respectively which included the payments of dividends of $32,413 and $15,956, during the nine months ended March 31, 2009 and March 31, 2008, respectively.

Our primary uses of funds have been to add to our investments in our portfolio companies, to add new companies to our investment portfolio, and to make cash distributions to holders of our common stock.

We have and may continue to fund a portion of our cash needs through borrowings from banks, issuances of senior securities or secondary offerings. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. At March 31, 2009, we had a $200,000 revolving credit facility on which $137,567 was outstanding. This facility matures on June 6, 2009, and we are currently negotiating for an extension and expansion of the facility.

On September 6, 2007, our Registration Statement on Form N-2 was declared effective by the SEC. At March 31, 2009, under the Registration Statement, we had remaining availability to issue up to approximately $341,000 of our equity securities over the next three years. In April 2009, we utilized an additional $28,520 reducing our availability to issue to approximately $313,000.

Off-Balance Sheet Arrangements

At March 31, 2009, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than those which originate from 1) the investment advisory and management agreement and the administration agreement and 2) the portfolio companies.

Developments Since the End of the Fiscal Quarter

On April 20, 2009, we issued 214,456 shares of our common stock in connection with the dividend reinvestment plan.

On April 27, 2009, we issued 3.68 million shares of our common stock in an underwritten equity offering at $7.75 per share, raising $28,520 in gross proceeds and $27,166 of net proceeds after recognizing $1,144 of underwriting discounts and commissions and $210 of estimated offering costs.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. At March 31, 2009, most of the loans in our portfolio bore interest at fixed interest rates while our credit facility bears interest at a floating LIBOR rate. Several of our floating rate loans have floors which have effectively converted the loans to fixed rate loans in the current interest rate environment. At March 31, 2009, the principal value of loans totaling $36,750 bear interest at floating rates while all of the $137,567 outstanding on our credit facility bears interest at floating rates. If we continue to invest in fixed rate loans, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the nine months ended March 31, 2009, we did not engage in interest rate hedging activities.

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

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In May 2006, based in part on unfavorable due diligence and the absence of investment committee approval, the Company declined to extend a loan for $10,000 to a potential borrower (“plaintiff”). Plaintiff was subsequently sued by its own attorney in a local Texas court for plaintiff’s failure to pay fees owed to its attorney. In December 2006, plaintiff filed a cross-action against the Company and certain affiliates (the “defendants”) in the same local Texas court, alleging, among other things, tortious interference with contract and fraud. The Company petitioned the United States District Court for the Southern District of New York (the “District Court”) to compel arbitration and to enjoin the Texas action. In February 2007, the Company’s motions were granted. Plaintiff appealed that decision. The arbitration commenced in July 2007 and concluded in late November 2007. Post-hearing briefings were completed in February 2008. On April 14, 2008, the arbitrator rendered an award in favor of the Company, rejecting all of plaintiff’s claims. On April 18, 2008, the Company filed a petition before the District Court to confirm the award. On October 8, 2008, the District Court granted the Company’s petition to confirm the award, confirmed the awards and subsequently entered judgment thereon in favor of the Company in the amount of $2,288. After filing a defective notice of appeal to the United States Court of Appeals for the Second Circuit on November 5, 2008, plaintiff’s counsel resubmitted a new notice of appeal on January 9, 2009. The plaintiff subsequently requested that the Company agree to stipulate to the withdrawal of plaintiff’s appeal to the Second Circuit. Such a stipulation was filed with the Second Circuit on or about April 14, 2009. Based on this stipulation, the Second Circuit issued a mandate terminating the appeal, which was transmitted to the District Court on April 23, 2009.

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in our most recent 10-K filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reflects the history of shares issued under the dividend reinvestment plan:

Record Date/Issuance Date	Shares Issued	Aggregate Offering Price (in 000s)	% of Dividend
March 23, 2006 / March 30, 2006	6,841	$111	5.2%
June 23, 2006 / June 30, 2006	7,932	130	5.4%
September 22, 2006 / September 29, 2006	80,818	1,273	26.2%
December 29, 2006 / January 5, 2007	108,047	1,850	25.5%
March 23, 2007 / March 30, 2007	93,843	1,595	20.8%
June 22, 2007 / June 29, 2007	69,834	1,190	15.3%
September 19, 2007 / September 28, 2007	72,073	1,243	15.9%
March 31, 2008 / April 16, 2008	99,241	1,510	14.4%
September 30, 2008 / October 16, 2008	117,549	1,506	12.7%
December 31, 2008 / January 20, 2009	148,200	1,774	14.8%
March 31, 2009 / April 20, 2009	214,456	1,827	14.4%

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The 2008 Annual Meeting of the Stockholders of the Company (“Meeting”) was convened at the offices of the Company on Friday, December 12, 2008, at 10:30 a.m. No business was conducted and the Meeting was adjourned until January 12, 2009 at 10:30 a.m. to provide additional time to solicit proxies. The Company continued to solicit proxies leading up to the reconvening of the Meeting. The Meeting was reconvened on January 12, 2009 at 10:30 a.m. No business was conducted and the Meeting was adjourned until January 20, 2009 at 10:30 a.m. The Meeting was reconvened on January 20, 2009 at 10:30 a.m. No business was conducted and the Meeting was adjourned until February 12, 2009. The Meeting was reconvened on Thursday, February 12, 2008 at 10:30 a.m. and it was determined that a quorum was established and that the proposals before the Company’s stockholders were approved as follows:

To elect one Class I director of the Company, to serve for a term of two years, or until a successor is duly elected and qualified, and to elect one Class III directors of the Company, who will each serve for a term of three years, or until their successors are duly elected and qualified.

		Votes Cast	% of Shares Voted
Class I Director
Graham D.S. Anderson	Affirmative	21,366,311	95.11%
	Withheld	1,099,673	4.89%

Class III Directors
Eugene S. Stark	Affirmative	21,255,644	94.61%
	Withheld	1,210,340	5.39%

To ratify the selection of BDO Seidman, LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2009.

	Votes Cast	% of Shares Voted
For	21,659,532	96.41%
Against	408,658	1.82%
Abstain	397,789	1.77%

To approve a proposal to authorize flexibility for the Company, pursuant to approval of its Board of Directors, to sell shares of its common stock during the next year at a price below the Company’s then current net asset value per share.

	Total Votes	% of Outstanding Shares
(Without affiliated votes)
For	14,336,711	50.14%
Against	4,406,800	15.41%
Abstain	571,007	2.00%
Broker non-vote	2,225,830	7.78%
Non-vote	7,054,394	24.67%

(With affiliated votes)
For	15,262,348	51.70%
Against	4,406,800	14.93%
Abstain	571,007	1.93%
Broker non-vote	2,225,830	7.54%
Non-vote	7,054,394	23.90%

To approve a proposal to authorize flexibility for the Company, pursuant to approval of its Board of Directors, to issue warrants, options and rights to purchase shares of common stock.

	Votes Cast	% of Shares Voted
For	17,361,882	77.28%
Against	2,287,007	10.18%
Abstain	591,268	2.63%
Broker non-vote	2,225,828	9.91%

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 11, 2009.

PROSPECT CAPITAL CORPORATION

By:	/s/ John F. Barry III
John F. Barry III
Chief Executive Officer and Chairman of the Board