Form 10-K
period 2009-06-30
PROSPECT CAPITAL CORP
filed 2009-09-14
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

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

Large accelerated filer ☐                                Accelerated filer ☒                                Non-accelerated filer ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes ☐    No ☒

     The aggregate market value of common stock held by non-affiliates of the Registrant on December 31, 2008 based on the closing price on that date of $11.97 on the NASDAQ Global Market was $339.8 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates.

     As of September 11, 2009, there were 51,865,044 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

     Portions of the Registrant’s definitive Proxy Statement relating to the 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described therein.

PROSPECT CAPITAL CORPORATION
FORM 10-K FOR THE YEAR ENDED JUNE 30, 2009

PART I

     The terms “we,” “us,” “our,” “Company” and “Prospect Capital” refer to Prospect Capital Corporation; “Prospect Capital Management” or the “Investment Adviser” refers to Prospect Capital Management LLC; “Prospect Administration” or the “Administrator” refers to Prospect Administration LLC.

Item 1. Business.

General

     We are a financial services company that primarily lends to and invests in middle market privately-held companies. We are a closed-end investment company that has filed an election to be treated as a business development company under the Investment Company Act of 1940, or the 1940 Act. We invest primarily in senior and subordinated debt and equity of companies in need of capital for acquisitions, divestitures, growth, development, project financing and recapitalization. We work with the management teams or financial sponsors to seek investments with historical cash flows, asset collateral or contracted pro-forma cash flows.

     On July 27, 2004, we completed our initial public offering, or IPO, and sold 7 million shares of common stock at a price of $15.00 per share, less underwriting discounts and commissions totaling $1.05 per share. An additional 55,000 shares were issued through the exercise of an over-allotment option with respect to the IPO on August 27, 2004. Since the IPO and the exercise of the related over-allotment option, we have made eleven other share offerings and six related over-allotment options resulting in the issuance of 43,493,836 shares at prices ranging from $7.75 to $17.70. The most recent offering was completed on August 20, 2009 pursuant to which the Company sold 3,449,686 at an unregistered direct price of $8.50 per share.

     On August 3, 2009, we announced that we had entered into a definitive agreement to acquire Patriot Capital Funding, Inc. (NASDAQ: PCAP) (“Patriot”) for approximately $197 million comprised of our common stock and cash to repay all Patriot debt, anticipated to be $110.5 million when the acquisition closes. Our common shares will be exchanged at a ratio of approximately 0.3992 for each Patriot share, or 8,616,467 shares of our common stock for 21,584,251 Patriot shares, with such exchange ratio decreased for any tax distributions Patriot may declare before closing. In return, we will acquire assets with an amortized cost of approximately $311 million for approximately $196 million, based on an estimate of our common stock price of $10 per share and the anticipated debt outstanding at the closing, for which the value of either may change prior to the closing. We, in conjunction with an independent valuation agent, have determined that the fair value of the assets is approximate to the anticipated purchase price and do not anticipate recording any material gain on the consummation of the transaction.

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

     Typically, we concentrate on making investments in companies with annual revenues of less than $500 million and enterprise values of less than $250 million. Our typical investment involves a secured loan of less than $50 million with some form of equity participation. From time to time, we acquire controlling interests in companies in conjunction with making secured debt investments in such companies. In most cases, companies in which we invest are privately held at the time we invest in them. We refer to these companies as “target” or “middle market” companies and these investments as “middle market investments.”

     We seek to maximize returns and protect risk for our investors by applying rigorous analysis to make and monitor our investments. While the structure of our investments varies, we can invest in senior secured debt, senior unsecured debt, subordinated secured debt, subordinated unsecured debt, mezzanine debt, convertible debt, convertible preferred equity, preferred equity, common equity, warrants and other instruments, many of which generate current yield. Our investments primarily range between approximately $5 million and $50 million each, although this investment size may vary as the size of our capital base changes.

     While our primary focus is to seek current income through investment in the debt and/or dividend-paying equity securities of eligible privately-held, thinly-traded or distressed companies and long-term capital appreciation by acquiring accompanying warrants, options or other equity securities of such companies, we may invest up to 30% of the portfolio in opportunistic investments in order to seek enhanced returns for stockholders. Such investments may include investments in the debt and equity instruments of broadly-traded public companies. We expect that these public companies generally will have debt securities that are non-investment grade. Within this 30% basket, we may also invest in debt and equity securities of companies located outside of the United States.

     Our investments may include other equity investments, such as warrants, options to buy a minority interest in a portfolio company, or contractual payment rights or rights to receive a proportional interest in the operating cash flow or net income of such company. When determined by our Investment Adviser to be in our best interest, we may acquire a controlling interest in a portfolio company. Any warrants we receive with our debt securities may require only a nominal cost to exercise, and thus, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We have structured, and will continue to structure, some warrants to include provisions protecting our rights as a minority-interest or, if applicable, controlling-interest holder, as well as puts, or rights to sell such securities back to the company, upon the occurrence of specified events. In many cases, we obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights.

     We plan to hold many of our investments to maturity or repayment, but will sell our investments earlier if a liquidity event takes place, such as the sale or recapitalization of a portfolio company, or if we determine a sale of one or more of our investments to be in our best interest.

     We have qualified and elected to be treated for U.S. Federal income tax purposes as a Registered Investment Company (“RIC”) under Subchapter M of the Code. As a RIC, we generally do not have to pay corporate-level U.S. Federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses.

     For a discussion of the risks inherent in our portfolio investments, see “Risk Factors — Risks Relating to our Investments.”

Industry Sectors

     We have invested significantly in industrial and energy related companies. However, we continue to widen our focus in other sectors of the economy to diversify our portfolio holdings. The energy industry consists of companies in the direct energy value chain as well as companies that sell products and services to, or acquire products and services from, the direct energy value chain. In this report, we refer to all of these companies as “energy companies” and assets in these companies as “energy assets.” The categories of energy companies in this chain are described below. The direct energy value chain broadly includes upstream businesses, midstream businesses and downstream businesses:

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

  Regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;

  Attendance at and participation in board meetings of the portfolio company; and

  Review of monthly and quarterly financial statements and financial projections for the portfolio company.

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

     For most of our investments, market quotations are not available. With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, our Board of Directors has approved a multi-step valuation process each quarter, as described below:

1)	Each portfolio company or investment is reviewed by our investment professionals with the independent valuation firm engaged by our Board of Directors;

2)	the independent valuation firm conducts independent appraisals and makes their own independent assessment;

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

     In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, or FAS 157. FAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. We have adopted this statement on a prospective basis beginning in the quarter ended September 30, 2008. Adoption of this statement did not have a material impact on our financial statements for the year ended June 30, 2009.

     FAS 157 classifies the inputs used to measure these fair values into the following hierarchy:

     Level 1: Quoted prices in active markets for identical assets or liabilities, accessible by the Company at the measurement date.

     Level 2: Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical for similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices.

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

     For a discussion of the risks inherent in determining the value of securities for which readily available market values do not exist, see “Risk Factors — Risks relating to our business — Most of our portfolio investments are recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is uncertainty as to the value of our portfolio investments.”

Managerial Assistance

     As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We may receive fees for these services. Such fees would not qualify as “good income” for purposes of the 90% income test that we must meet each year to qualify as a RIC. Prospect Administration provides such managerial assistance on our behalf to portfolio companies when we are required to provide this assistance.

Market Conditions

     In 2008 and early 2009, the financial services industry has been negatively affected by turmoil in the global capital markets. What began in 2007 as a deterioration of credit quality in subprime residential mortgages has spread rapidly to other credit markets. Market liquidity and credit quality conditions are significantly weaker today than two years ago.

     We believe that Prospect Capital is well positioned to navigate through these adverse market conditions. As a business development company, we are limited to a maximum 1 to 1 debt to equity ratio, and as of June 30, 2009, our debt to equity ratio was 0.23 to 1. As of June 30, 2009, we have borrowed $124.8 million against our credit facility with Rabobank Nederland, which outstanding balance was reduced to zero subsequent to June 30, 2009. As we make additional investments which are eligible to be pledged under the credit facility, we will generate additional availability. The revolving period for the extended credit facility continues until June 25, 2010, with an expected maturity on June 25, 2011.

     We also continue to generate liquidity through stock offerings and the realization of portfolio investments. On March 19, 2009, April 27, 2009, May 26, 2009, and July 7, 2009, we completed public stock offerings for 1,500,000 shares, 3,680,000 shares, 7,762,500 shares, and 5,175,000 shares, of our common stock at $8.20 per share, $7.75 per share, $8.25 per share, $9.00 per share, raising $12.3 million, $28.5 million, $64.0 million, and $46.6 million of gross proceeds, respectively. On August 20, 2009, we issued 3,449,686 shares at $8.50 per share in a private stock offering generating $29.3 million of gross proceeds from the offering. Concurrent with the sale of these shares, we entered into a registration rights agreement in which we granted the purchasers certain registration rights with respect to the shares. Under the terms and conditions of the registration rights agreement, we will use our reasonable best efforts to file with the SEC within sixty (60) days a post-effective amendment to the registration statement on Form N-2 and will also use our reasonable best efforts to cause such post-effective amendment to be declared effective by the SEC within one hundred twenty (120) days. Under the registration rights agreement, we may be obligated to make liquidated damages payments to holders upon certain events.

Our Investment Adviser

     Prospect Capital Management manages our investments as our investment adviser. Prospect Capital Management is a Delaware limited liability corporation that has been registered as an investment adviser under the Advisers Act since March 31, 2004. Prospect Capital Management is led by John F. Barry III and M. Grier Eliasek, two senior executives with significant investment advisory and business experience. Both Messrs. Barry and Eliasek spend a significant amount of their time in their roles at Prospect Capital Management working on the Company’s behalf. The principal executive offices of Prospect Capital Management are 10 East 40 th Street, 44 th Floor, New York, NY 10016. We depend on the diligence, skill and network of business contacts of the senior management of our Investment Adviser. We also depend, to a significant extent, on our Investment Adviser’s investment professionals and the information and deal flow generated by those investment professionals in the course of their investment and portfolio management activities. The Investment Adviser’s senior management team evaluates, negotiates, structures, closes, monitors and services our investments. Our future success depends to a significant extent on the continued service of the senior management team, particularly John F. Barry III and M. Grier Eliasek. The departure of any of the senior managers of our Investment Adviser could have a materially adverse effect on our ability to achieve our investment objective. In addition, we can offer no assurance that Prospect Capital Management will remain our Investment Adviser or that we will continue to have access to its investment professionals or its information and deal flow. Under our Investment Advisory Agreement, we pay Prospect Capital Management investment advisory fees, which consist of an annual base management fee based on our gross assets as well as a two-part incentive fee based on our performance. Mr. Barry currently controls Prospect Capital Management.

Investment Advisory Agreement

Terms

     We have entered into an investment advisory and management agreement (the Investment Advisory Agreement) with Prospect Capital Management, under which the Investment Adviser, subject to the overall supervision of our Board of Directors, manages our day-to-day operations and provides us with investment advisory services. Under the terms of the Investment Advisory Agreement, our Investment Adviser: (i) determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes, (ii) identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); and (iii) closes and monitors investments we make.

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

     The second part of the incentive fee, the capital gains incentive fee, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.00% of our realized capital gains for the calendar year, if any, computed net of all realized capital losses and unrealized capital depreciation at the end of such year. In determining the capital gains incentive fee payable to the Investment Adviser, we calculate the aggregate realized capital gains, aggregate realized capital losses and aggregate unrealized capital depreciation, as applicable, with respect to each investment that has been in our portfolio. For the purpose of this calculation, an “investment” is defined as the total of all rights and claims which may be asserted against a portfolio company arising our participation in the debt, equity, and other financial instruments issued by that company. Aggregate realized capital gains, if any, equals the sum of the differences between the aggregate net sales price of each investment and the aggregate cost basis of such investment when sold or otherwise disposed of. Aggregate realized capital losses equal the sum of the amounts by which the aggregate net sales price of each investment is less than the aggregate cost basis of such investment when sold or otherwise disposed. Aggregate unrealized capital depreciation equals the sum of the differences, if negative, between the aggregate valuation of each investment and the aggregate cost basis of such investment as of the applicable calendar year-end. At the end of the applicable calendar year, the amount of capital gains that serves as the basis for our calculation of the capital gains incentive fee involves netting aggregate realized capital gains against aggregate realized capital losses on a since-inception basis and then reducing this amount by the aggregate unrealized capital depreciation. If this number is positive, then the capital gains incentive fee payable is equal to 20.00% of such amount, less the aggregate amount of any capital gains incentive fees paid since inception.

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

Duration and Termination

     The Investment Advisory Agreement was originally approved by our Board of Directors on June 23, 2004 and was recently re-approved by the Board of Directors on June 17, 2009 for an additional one-year term expiring June 24, 2010. Unless terminated earlier as described below, it will remain in effect from year to year thereafter if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon not more than 60 days’ written notice to the other. See “Risk factors—Risks relating to our business —We are dependent upon Prospect Capital Management’s key management personnel for our future success.”

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

Administration Agreement

     We have also entered into an Administration Agreement with Prospect Administration under which Prospect Administration, among other things, provides (or arranges for the provision of) administrative services and facilities for us. For providing these services, we reimburse Prospect Administration for our allocable portion of overhead incurred by Prospect Administration in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of our chief compliance officer and chief financial officer and his staff, including the internal legal staff. Under this agreement, Prospect Administration furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Prospect Administration also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the Securities and Exchange Commission, or the SEC. In addition, Prospect Administration assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, Prospect Administration also provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Prospect Administration is a wholly owned subsidiary of our Investment Adviser.

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

     Prospect Administration, pursuant to the approval of our Board of Directors, has engaged Vastardis Fund Services LLC, or Vastardis, to serve as our sub-administrator to perform certain services required of Prospect Administration. Under the sub-administration agreement, Vastardis provides us with office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities. Vastardis also conducts relations with custodians, depositories, transfer agents, dividend disbursing agents, other stockholder servicing agents, accountants, corporate fiduciaries, and such other persons in any such other capacity deemed to be necessary or desirable. Vastardis provides reports to the Administrator and the Directors of its performance of obligations and furnishes advice and recommendations with respect to such other aspects of our business and affairs as it shall determine to be desirable. Under the revised and renewed sub-administration agreement, Vastardis also provided the service of William E. Vastardis as the Chief Financial Officer (“CFO”) of the Fund. We compensate Vastardis for providing us with these services by the payment of an asset-based fee with a $400,000 annual minimum, payable monthly. Our service agreement was amended on September 24, 2008 so that Mr. Vastardis no longer serves as our CFO effective as of November 11, 2008. At that time, Brian H. Oswald, a managing director of Prospect Administration, assumed the role of CFO.

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

     On April 30, 2009 we gave a 60-day notice to Vastardis of termination of our agreement to provide sub-administration services effective June 30, 2009. We entered into a new consulting services agreement for the period from July 1, 2009 until the filing of our Form 10-K for the year ended June 30, 2009. We paid Vastardis a total of $30,000 for services rendered in conjunction with preparation of Form 10-K under the new agreement. All administration services will be assumed by Prospect Administration effective with the filing of this report on Form 10-K.

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

Valuation of Other Financial Assets and Financial Liabilities

     In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. We have adopted this statement on July 1, 2008 and have elected not to value liabilities at fair value as would be permitted by FAS 159.

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

     No action is required on the part of a registered stockholder to have their cash dividend reinvested in shares of our common stock. A registered stockholder may elect to receive an entire dividend in cash by notifying the plan administrator and our transfer agent and registrar, in writing so that such notice is received by the plan administrator no later than the record date for dividends to stockholders. The plan administrator sets up an account for shares acquired through the plan for each stockholder who has not elected to receive dividends in cash and holds such shares in non-certificated form. Upon request by a stockholder participating in the plan, the plan administrator will, instead of crediting shares to the participant’s account, issue a certificate registered in the participant’s name for the number of whole shares of our common stock and a check for any fractional share. Such request by a stockholder must be received three days prior to the dividend payable date in order for that dividend to be paid in cash. If such request is received less than three days prior to the dividend payable date, then the dividends are reinvested and shares are repurchased for the stockholder’s account; however, future dividends are paid out in cash on all balances. Those stockholders whose shares are held by a broker or other financial intermediary may receive dividends in cash by notifying their broker or other financial intermediary of their election.

     We primarily use newly issued shares to implement the plan, whether our shares are trading at a premium or at a discount to net asset value. However, we reserve the right to purchase shares in the open market in connection with our implementation of the plan. The number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the dividend payable to such stockholder by the market price per share of our common stock at the close of regular trading on The NASDAQ Global Market on the valuation date for such dividend. If we use newly-issued shares to implement the plan, the valuation date will not be earlier than the last day on which stockholders have the right to elect to receive cash in lieu of shares. Market price per share on that date will be the closing price for such shares on The NASDAQ Global Market or, if no sale is reported for such day, at the average of their reported bid and asked prices. The number of shares of our common stock to be outstanding after giving effect to payment of the dividend cannot be established until the value per share at which additional shares will be issued has been determined and elections of our stockholders have been tabulated.

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

Material U.S. Federal Income Tax Considerations

     The following discussion is a general summary of the material U.S. Federal income tax considerations applicable to us and to an investment in our shares. This summary does not purport to be a complete description of the income tax considerations applicable to us or our investors on such an investment. For example, we have not described tax consequences that we assume to be generally known by investors or certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. Federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, dealers in securities, pension plans and trusts, financial institutions, U.S. stockholders (as defined below) whose functional currency is not the U.S. dollar, persons who mark-to-market our shares and persons who hold our shares as part of a “straddle,” “hedge” or “conversion” transaction. This summary assumes that investors hold our common stock as capital assets (within the meaning of the Code). The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date of this report and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. Federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.

     A “U.S. stockholder” is a beneficial owner of shares of our common stock that is for U.S. Federal income tax purposes:

  a citizen or individual resident of the United States;

  a corporation, or other entity treated as a corporation for U.S. Federal income tax purposes, created or organized in or under the laws of the United States or any state thereof or the District of Columbia;

  an estate, the income of which is subject to U.S. Federal income taxation regardless of its source; or

  a trust if (1) a U.S. court is able to exercise primary supervision over the administration of such trust and one or more U.S. persons have the authority to control all substantial decisions of the trust or (2) it has a valid election in place to be treated as a U.S. person.

     A “Non-U.S. stockholder” is a beneficial owner of shares of our common stock that is not a partnership and is not a U.S. stockholder.

     If a partnership (including an entity treated as a partnership for U.S. Federal income tax purposes) holds shares of our common stock, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. A prospective stockholder that is a partner of a partnership holding shares of our common stock should consult its tax advisors with respect to the purchase, ownership and disposition of shares of our common stock.

     Tax matters are very complicated and the tax consequences to an investor of an investment in our shares will depend on the facts of his, her or its particular situation. We encourage investors to consult their own tax advisors regarding the specific consequences of such an investment, including tax reporting requirements, the applicability of U.S. Federal, state, local and foreign tax laws, eligibility for the benefits of any applicable tax treaty and the effect of any possible changes in the tax laws.

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

Taxation as a RIC

     Provided that we qualify as a RIC and satisfy the Annual Distribution Requirement, we will not be subject to U.S. Federal income tax on the portion of our investment company taxable income and net capital gain (which we define as net long-term capital gains in excess of net short-term capital losses) we timely distribute to stockholders. We will be subject to U.S. Federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.

     We will be subject to a 4% non-deductible U.S. Federal excise tax on certain undistributed income of RICs unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in preceding years.

     In December 2008, our Board of Directors elected to retain excess profits generated in the quarter ended September 30, 2008 and pay a 4% excise tax on such retained earnings. We paid $533,000 for the excise tax with the filing of our tax return in March 2009.

     In order to qualify as a RIC for U.S. Federal income tax purposes, we must, among other things:

  qualify to be treated as a business development company or be registered as a management investment company under the 1940 Act at all times during each taxable year;

  derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock or other securities or currencies or other income derived with respect to our business of investing in such stock, securities or currencies and net income derived from an interest in a “qualified publicly traded partnership” (as defined in the Code) or the 90% Income Test; and

  diversify our holdings so that at the end of each quarter of the taxable year:

  at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer (which for these purposes includes the equity securities of a “qualified publicly traded partnership”); and

  no more than 25% of the value of our assets is invested in the securities, other than U.S. Government securities or securities of other RICs, (i) of one issuer (ii) of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) of one or more “qualified publicly traded partnerships,” or the Diversification Tests.

  A corporation that does not meet such requirements at the close of any quarter, by reason of a discrepancy existing immediately after the acquisition of any security (or other property), shall not lose its RIC status during such quarter if the discrepancy is eliminated within 30 days after the close of the quarter.

     To the extent that we invest in entities treated as partnerships for U.S. Federal income tax purposes (other than a “qualified publicly traded partnership”), we generally must include the items of gross income derived by the partnerships for purposes of the 90% Income Test, and the income that is derived from a partnership (other than a “qualified publicly traded partnership”) will be treated as qualifying income for purposes of the 90% Income Test only to the extent that such income is attributable to items of income of the partnership which would be qualifying income if realized by us directly. In addition, we generally must take into account our proportionate share of the assets held by partnerships (other than a “qualified publicly traded partnership”) in which we are a partner for purposes of the Diversification Tests.

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

     Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Regulation — Senior Securities.” Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or to avoid the excise tax, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

     If we fail to satisfy the Annual Distribution Requirement or otherwise fail to qualify as a RIC in any taxable year, we will be subject to tax in that year on all of our taxable income, regardless of whether we make any distributions to our stockholders. In that case, all of such income will be subject to corporate-level U.S. Federal income tax, reducing the amount available to be distributed to our stockholders. See “Failure To Maintain RIC Tax Treatment.”

     Certain of our investment practices may be subject to special and complex U.S. Federal income tax provisions that may, among other things, (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (ii) convert lower taxed long-term capital gain and qualified dividend income into higher taxed short-term capital gain or ordinary income, (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (iv) cause us to recognize income or gain without a corresponding receipt of cash, (v) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (vi) adversely alter the characterization of certain complex financial transactions, and (vii) produce income that will not be qualifying income for purposes of the 90% Income Test. We will monitor our transactions and may make certain tax elections in order to mitigate the effect of these provisions.

     As described above, to the extent that we invest in equity securities of entities that are treated as partnerships for U.S. Federal income tax purposes, the effect of such investments for purposes of the 90% Income Test and the Diversification Tests will depend on whether or not the partnership is a “qualified publicly traded partnership” (as defined in the Code). If the partnership is a “qualified publicly traded partnership,” the net income derived from such investments will be qualifying income for purposes of the 90% Income Test and will be “securities” for purposes of the Diversification Tests. If the partnership, however, is not treated as a “qualified publicly traded partnership,” then the consequences of an investment in the partnership will depend upon the amount and type of income and assets of the partnership allocable to us. The income derived from such investments may not be qualifying income for purposes of the 90% Income Test and, therefore, could adversely affect our qualification as a RIC. We intend to monitor our investments in equity securities of entities that are treated as partnerships for U.S. Federal income tax purposes to prevent our disqualification as a RIC.

     We may invest in preferred securities or other securities the U.S. Federal income tax treatment of which may not be clear or may be subject to recharacterization by the IRS. To the extent the tax treatment of such securities or the income from such securities differs from the expected tax treatment, it could affect the timing or character of income recognized, requiring us to purchase or sell securities, or otherwise change our portfolio, in order to comply with the tax rules applicable to RICs under the Code.

Taxation of U.S. Stockholders

     Distributions by us generally are taxable to U.S. stockholders as ordinary income or capital gains. Distributions of our “investment company taxable income” (which is, generally, our ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses) will be taxable as ordinary income to U.S. stockholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional common stock. For taxable years beginning on or before December 31, 2010, to the extent such distributions paid by us to noncorporate stockholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations, such distributions generally will be eligible for taxation at rates applicable to long term capital gains (currently a maximum tax rate of 15%) provided that we properly designate such distribution as derived from “qualified dividend income” and certain holding period and other requirements are satisfied. In this regard, it is not anticipated that a significant portion of distributions paid by us will be attributable to qualified dividends and, therefore, generally will not qualify for the long term capital gains. Distributions of our net capital gains (which is generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly designated by us as “capital gain dividends” will be taxable to a U.S. stockholder as long-term capital gains (currently at a maximum rate of 15% in the case of individuals, trusts or estates), regardless of the U.S. stockholder’s holding period for his, her or its common stock and regardless of whether paid in cash or reinvested in additional common stock. Distributions in excess of our current and accumulated earnings and profits first will reduce a U.S. stockholder’s adjusted tax basis in such stockholder’s common stock and, after the adjusted basis is reduced to zero, will constitute capital gains to such U.S. stockholder.

     Although we currently intend to distribute any long-term capital gains at least annually, we may in the future decide to retain some or all of our long-term capital gains, but designate the retained amount as a “deemed distribution.” In that case, among other consequences, we will pay tax on the retained amount, each U.S. stockholder will be required to include his, her or its proportionate share of the deemed distribution in income as if it had been actually distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit equal to his, her or its allocable share of the tax paid thereon by us. The amount of the deemed distribution net of such tax will be added to the U.S. stockholder’s tax basis for his, her or its common stock. Since we expect to pay tax on any retained capital gains at our regular corporate tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of tax that individual stockholders will be treated as having paid and for which they will receive a credit will exceed the tax they owe on the retained net capital gain. Such excess generally may be claimed as a credit against the U.S. stockholder’s other U.S. Federal income tax obligations or may be refunded to the extent it exceeds a stockholder’s liability for U.S. Federal income tax. A stockholder that is not subject to U.S. Federal income tax or otherwise required to file a U.S. Federal income tax return would be required to file a U.S. Federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. In order to utilize the deemed distribution approach, we must provide written notice to our stockholders prior to the expiration of 60 days after the close of the relevant taxable year. We cannot treat any of our investment company taxable income as a “deemed distribution.”

     For purposes of determining (1) whether the Annual Distribution Requirement is satisfied for any year and (2) the amount of capital gain dividends paid for that year, we may, under certain circumstances, elect to treat a dividend that is paid during the following taxable year as if it had been paid during the taxable year in question. If we make such an election, the U.S. stockholder will still be treated as receiving the dividend in the taxable year in which the distribution is made. However, any dividend declared by us in October, November or December of any calendar year, payable to stockholders of record on a specified date in any such month and actually paid during January of the following year, will be treated as if it had been received by our U.S. stockholders on December 31 of the year in which the dividend was declared.

     If an investor purchases shares of our common stock shortly before the record date of a distribution, the price of the shares will include the value of the distribution and the investor will be subject to tax on the distribution even though it represents a return of his, her or its investment.

     A U.S. stockholder generally will recognize taxable gain or loss if the stockholder sells or otherwise disposes of his, her or its shares of our common stock. Any gain arising from such sale or disposition generally will be treated as long-term capital gain or loss if the stockholder has held his, her or its shares for more than one year. Otherwise, it would be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of shares of our common stock held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares. In addition, all or a portion of any loss recognized upon a disposition of shares of our common stock may be disallowed if other substantially identical shares are purchased (whether through reinvestment of distributions or otherwise) within 30 days before or after the disposition. The ability to otherwise deduct capital losses may be subject to other limitations under the code.

     In general, individual U.S. stockholders currently are subject to a maximum U.S. Federal income tax rate of 15% on their net capital gain, or the excess of realized net long-term capital gain over realized net short-term capital loss for a taxable year, including a long-term capital gain derived from an investment in our shares. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. Corporate U.S. stockholders currently are subject to U.S. Federal income tax on net capital gain at the maximum 35% rate also applied to ordinary income. Noncorporate stockholders with net capital losses for a year (which we define as capital losses in excess of capital gains) generally may deduct up to $3,000 of such losses against their ordinary income each year; any net capital losses of a noncorporate stockholder in excess of $3,000 generally may be carried forward and used in subsequent years as provided in the Code. Corporate stockholders generally may not deduct any net capital losses for a year, but may carry back such losses for three years or carry forward such losses for five years.

     We will send to each of our U.S. stockholders, as promptly as possible after the end of each calendar year, a notice detailing, on a per share and per distribution basis, the amounts includible in such U.S. stockholder’s taxable income for such year as ordinary income and as long-term capital gain. In addition, the U.S. Federal tax status of each year’s distributions generally will be reported to the IRS (including the amount of dividends, if any, eligible for the 15% maximum rate). Distributions may also be subject to additional state, local and foreign taxes depending on a U.S. stockholder’s particular situation. Dividends distributed by us generally will not be eligible for the dividends-received deduction or the preferential rate applicable to qualifying dividends.

     We may be required to withhold U.S. Federal income tax, or backup withholding, currently at a rate of 28% from all taxable distributions to any noncorporate U.S. stockholder (1) who fails to furnish us with a correct taxpayer identification number or a certificate that such stockholder is exempt from backup withholding, or (2) with respect to whom the IRS notifies us that such stockholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number is his or her social security number. Backup withholding is not an additional tax, and any amount withheld may be refunded or credited against the U.S. stockholder’s U.S. Federal income tax liability, provided that proper information is timely provided to the IRS.

Taxation Of Non-U.S. Stockholders

     Whether an investment in the shares is appropriate for a Non-U.S. stockholder will depend upon that person’s particular circumstances. An investment in the shares by a Non-U.S. stockholder may have adverse tax consequences. Non-U.S. stockholders should consult their tax advisers before investing in our common stock.

     Distributions of our “investment company taxable income” to Non-U.S. stockholders that are not “effectively connected” with a U.S. trade or business carried on by the Non-U.S. stockholder, will generally be subject to withholding of U.S. Federal income tax at a rate of 30% (or lower rate provided by an applicable treaty) to the extent of our current and accumulated earnings and profits. However, effective for taxable years beginning before January 1, 2010, we generally will not be required to withhold any amounts with respect to distributions of (i) U.S.-source interest income that would not have been subject to withholding of U.S. Federal income tax if they had been earned directly by a Non-U.S. stockholder, and (ii) net short-term capital gains in excess of net long-term capital losses that would not have been subject to withholding of U.S. Federal income tax if they had been earned directly by a Non-U.S. stockholder, in each case only to the extent that such distributions are properly designated by us as “interest-related dividends” or “short-term capital gain dividends,” as the case may be, and certain other requirements are met.

     Actual or deemed distributions of our net capital gains to a Non-U.S. stockholder, and gains realized by a Non-U.S. stockholder upon the sale of our common stock, that are not effectively connected with a U.S. trade or business carried on by the Non-U.S. stockholder, will generally not be subject to U.S. Federal withholding tax and generally will not be subject to U.S. Federal income tax unless the Non-U.S. stockholder is a nonresident alien individual and is physically present in the United States for more than 182 days during the taxable year and meets certain other requirements. However, withholding of U.S. Federal income tax at a rate of 30% on capital gains of nonresident alien individuals who are physically present in the United States for more than the 182 day period only applies in exceptional cases because any individual present in the United States for more than 182 days during the taxable year is generally treated as a resident for U.S. income tax purposes; in that case, he or she would be subject to U.S. income tax on his or her worldwide income at the graduated rates applicable to U.S. citizens, rather than the 30% U.S. Federal withholding tax. In addition, dividends paid or deemed paid to Non-U.S. stockholders that are attributable to gain from “U.S. real property interests,” or USRPIs, which the Code defines to include direct holdings of U.S. real property and interests (other than solely as a creditor) in “U.S. real property holding corporations” such as “real estate investment trusts,” or REITs, and also may include certain REIT capital gain dividends, will generally be subject to U.S. Federal income tax and may give rise to an obligation for those Non-U.S. stockholders to file a U.S. Federal income tax return, and will generally be subject to withholding tax.

     If we distribute our net capital gains in the form of deemed rather than actual distributions (which we may do in the future), a Non-U.S. stockholder will be entitled to a U.S. Federal income tax credit or tax refund equal to the stockholder’s allocable share of the tax we pay on the capital gains deemed to have been distributed. In order to obtain the refund, the Non-U.S. stockholder must obtain a U.S. taxpayer identification number and file a U.S. Federal income tax return even if the Non-U.S. stockholder would not otherwise be required to obtain a U.S. taxpayer identification number or file a U.S. Federal income tax return. Accordingly, investment in the shares may not be appropriate for a Non-U.S. stockholder.

     Distributions of our “investment company taxable income” and net capital gains (including deemed distributions) to Non-U.S. stockholders, and gains realized by Non-U.S. stockholders upon the sale of our common stock that is “effectively connected” with a U.S. trade or business carried on by the Non-U.S. stockholder (or if an income tax treaty applies, attributable to a “permanent establishment” in the United States), will be subject to U.S. Federal income tax at the graduated rates applicable to U.S. citizens, residents and domestic corporations. Corporate Non-U.S. stockholders may also be subject to an additional branch profits tax at a rate of 30% imposed by the Code (or lower rate provided by an applicable treaty). In the case of a non-corporate Non-U.S. stockholder, we may be required to withhold U.S. Federal income tax from distributions that are otherwise exempt from withholding tax (or taxable at a reduced rate) unless the Non-U.S. stockholder certifies his or her foreign status under penalties of perjury or otherwise establishes an exemption.

     The tax consequences to a Non-U.S. stockholder entitled to claim the benefits of an applicable tax treaty may differ from those described herein. Non-U.S. stockholders are advised to consult their own tax advisers with respect to the particular tax consequences to them of an investment in our shares.

     A Non-U.S. stockholder who is a nonresident alien individual may be subject to information reporting and backup withholding of U.S. Federal income tax on dividends unless the Non-U.S. stockholder provides us or the dividend paying agent with an IRS Form W-8BEN (or an acceptable substitute form) or otherwise meets documentary evidence requirements for establishing that it is a Non-U.S. stockholder or otherwise establishes an exemption from backup withholding. Non-U.S. persons should consult their own tax advisors with respect to the U.S. Federal income tax and withholding tax, and state, local and foreign tax consequences of an investment in the shares.

Failure to Maintain RIC Tax Treatment

     If we were unable to maintain tax treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions would generally be taxable to our stockholders as ordinary dividend income (currently eligible for the 15% maximum rate) to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction.

     Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain.

     The discussion set forth herein does not constitute tax advice, and potential investors should consult their own tax advisors concerning the tax considerations relevant to their particular situation.

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

		3.	is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million;

		4.	does not have any class of securities listed on a national securities exchange; or

		5.	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million.

(2)	Securities in companies that were eligible portfolio companies when we made our initial investment if certain other requirements are satisfied.

(3)	Securities of any eligible portfolio company which we control.

(4)

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

(5)

Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

(6)	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(7)	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

     In addition, a business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2), (3) or (4) above.

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

Compliance Policies and Procedures

     We and our Investment Adviser have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws, and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation, and to designate a Chief Compliance Officer to be responsible for administering the policies and procedures. William E. Vastardis served as our Chief Compliance Officer until September 30, 2008. Brian H. Oswald has served as our Chief Compliance Officer since October 1, 2008.

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

Item 1A. Risk Factors.

     Investing in our Securities involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before you decide whether to make an investment in our Securities. The risks set forth below are not the only risks we face. If any of the adverse events or conditions described below occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our NAV, and the trading price of our common stock could decline, or the value of our preferred stock, debt securities, warrants may decline, and you may lose all or part of your investment.

Forward Looking Information

     Our annual report on Form l0-K for the year ended June 30, 2009, any of our quarterly reports on Form 10-Q or current reports on Form 8-K, or any other oral or written statements made in press releases or otherwise by or on behalf of Prospect Capital Corporation may contain forward looking statements within the meaning of the Section 21E of the Securities and Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward looking statements predict or describe our future operations, business plans, business and investment strategies and portfolio management and the performance of our investments and our investment management business. These forward looking statements are identified by their use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “seeks,” “anticipates,” “anticipated,” “should,” “could,” “may,” “will,” “designed to,” “foreseeable future,” “believe,” “believes” and “scheduled” and similar expressions. Our actual results or outcomes may differ materially from those anticipated. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made. We undertake no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

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

  the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments.;

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

     Prospect Capital Management has been registered as an investment adviser since March 31, 2004, and we have been organized as a closed-end investment company since April 13, 2004. As such, each entity is subject to the business risks and uncertainties associated with any young business enterprise, including the limited experience in managing or operating a business development company under the 1940 Act. Our ability to achieve our investment objective depends on our ability to grow, which depends, in turn, on our Investment Adviser’s ability to continue to identify, analyze, invest in and monitor companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our Investment Adviser’s structuring of investments, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. As we continue to grow, Prospect Capital Management will need to continue to hire, train, supervise and manage new employees. Failure to manage our future growth effectively could have a materially adverse effect on our business, financial condition and results of operations.

We are dependent upon Prospect Capital Management’s key management personnel for our future success.

     We depend on the diligence, skill and network of business contacts of the senior management of our Investment Adviser. We also depend, to a significant extent, on our Investment Adviser’s access to the investment professionals and the information and deal flow generated by these investment professionals in the course of their investment and portfolio management activities. The senior management team of the Investment Adviser evaluates, negotiates, structures, closes, monitors and services our investments. Our success depends to a significant extent on the continued service of the senior management team, particularly John F. Barry III and M. Grier Eliasek. The departure of any of the senior management team could have a materially adverse effect on our ability to achieve our investment objective. In addition, we can offer no assurance that Prospect Capital Management will remain our investment adviser or that we will continue to have access to its investment professionals or its information and deal flow.

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

     Many of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more or fuller relationships with borrowers and sponsors than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. We cannot assure you that the competitive pressures we face will not have a materially adverse effect on our business, financial condition and results of operations. Also, as a result of existing and increasing competition and our competitors ability to provide a total package solution, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

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

     A large percentage of our portfolio investments consist of securities of privately held companies. Hence, market quotations are generally not readily available for determining the fair values of such investments. The determination of fair value, and thus the amount of unrealized losses we may incur in any year, is to a degree subjective, and the Investment Adviser has a conflict of interest in making the determination. We value these securities quarterly at fair value as determined in good faith by our Board of Directors based on input from our Investment Adviser, a third party independent valuation firm and our audit committee. Our Board of Directors utilizes the services of an independent valuation firm to aid it in determining the fair value of any securities. The types of factors that may be considered in determining the fair values of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value by our Board of Directors may differ materially from the values that would have been used if an active market and market quotations existed for these investments. Our net asset value could be adversely affected if the determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

Senior securities, including debt, expose us to additional risks, including the typical risks associated with leverage.

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

  Diminished operating flexibility as a result of asset coverage or investment portfolio composition requirements required by lenders or investors that are more stringent than those imposed by the 1940 Act;

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

     We need additional capital to fund growth in our investments. A reduction in the availability of new capital could limit our ability to grow. We must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our shareholders to maintain our RIC status. As a result, such earnings are not available to fund investment originations. We have sought additional capital by borrowing from financial institutions and may issue debt securities or additional equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, we could be limited in our ability to grow, which may have an adverse effect on the value of our common stock. In addition, as a business development company, we are generally required to maintain a ratio of total assets to total borrowings of at least 200%, which may restrict our ability to borrow in certain circumstances.

The lack of liquidity in our investments may adversely affect our business.

     Our portfolio consists primarily of level 3 assets for which there is no actively traded market. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. During the period beginning August 28, 2007 until August 27, 2009, the S&P/LSTA Index (comprising approximately the largest 1,000 leveraged loans outstanding from time to time) declined by 13%. If we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments.

We may experience fluctuations in our quarterly results.

     We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest or dividend rates payable on the debt or equity securities we hold, the default rate on debt securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets, the seasonality of the energy industry, weather patterns, changes in energy prices and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Our most recent net asset value was calculated on June 30, 2009 and our NAV when calculated effective September 11, 2009 may be higher or lower.

     Our most recently estimated NAV per share is $11.36 on an as adjusted basis solely to give effect to our payment of the July dividend recorded on ex-dividend date of July 6, 2009 and issuance of common shares on July 20, 2009 in connection with our dividend reinvestment plan, and issuances on July 7, 2009 and August 20, 2009 in underwritten common and unregistered direct common stock offerings, respectively, versus $12.40 determined by us as of June 30, 2009. NAV as of September 11, 2009 may be higher or lower than $11.36 based on potential changes in valuations. Our Board of Directors has not yet determined the fair value of portfolio investments subsequent to June 30, 2009. Our Board of Directors determines the fair value of our portfolio investments on a quarterly basis in connection with the preparation of quarterly financial statements and based on input from an independent valuation firm, our Investment Advisor and the audit committee of our Board of Directors.

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

     Prospect Capital Management receives a quarterly income incentive fee based, in part, on our pre-incentive fee net investment income, if any, for the immediately preceding calendar quarter. This income incentive fee is subject to a fixed quarterly hurdle rate before providing an income incentive fee return to the Investment Adviser. This fixed hurdle rate was determined when then current interest rates were relatively low on a historical basis. Thus, if interest rates rise, it would become easier for our investment income to exceed the hurdle rate and, as a result, more likely that our Investment Adviser will receive an income incentive fee than if interest rates on our investments remained constant or decreased. Subject to the receipt of any requisite stockholder approval under the 1940 Act, our Board of Directors may adjust the hurdle rate by amending the Investment Advisory Agreement.

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

     We and our portfolio companies are subject to regulation by laws at the local, state and U.S. Federal levels. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, changes in these laws or regulations could have a materially adverse effect on our business. For additional information regarding the regulations we are subject to, see “Business - Regulation as a Business Development Company.”

Recent developments may increase the risks associated with our business and an investment in us.

     The U.S. financial markets have been experiencing a high level of volatility, disruption and distress, which was exacerbated by the failure of several major financial institutions in the last few months of 2008. In addition, the U.S. economy has entered a recession, which is likely to be severe and prolonged. Similar conditions have occurred in the financial markets and economies of numerous other countries and could worsen, both in the U.S. and globally. These conditions have raised the level of many of the risks described in this report and could have an adverse effect on our portfolio companies as well as on our business, financial condition, results of operations, dividend payments, credit facility, access to capital, valuation of our assets, NAV and our stock price.

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

     If we fail to qualify as a RIC for any reason or become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the actual amount of our distributions. Such a failure would have a materially adverse effect on us and our stockholders. For additional information regarding asset coverage ratio and RIC requirements, see “Business – Tax Considerations” and “Business – Regulation as a Business Development Company”.

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

     As a BDC regulated under provisions of the 1940 Act, we are not generally able to issue and sell our common stock at a price below the current net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of our common stock in a rights offering to our stockholders or if (1) our Board of Directors determines that such sale is in the Company’s and our stockholders’ best interests, (2) our stockholders approve the sale of our common stock at a price that is less than the current net asset value, and (3) the price at which our common stock is to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of these securities (less any sales load). If our common stock trades at a discount to net asset value, this restriction could adversely affect our ability to raise capital. At our annual meeting of stockholders held February 12, 2009, we obtained such approval from our shareholders. See “If we sell common stock at a discount to our net asset value per share, stockholders who do not participate in such sale will experience immediate dilution in an amount that may be material” discussed below.

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

     Common stock of BDCs, like that of closed-end investment companies, frequently trades at a discount to current net asset value. Recently, our common stock has traded at a discount to our net asset value, adversely affecting our ability to raise capital. The risk that our common stock may continue to trade at a discount to our net asset value is separate and distinct from the risk that our net asset value per share may decline.

If we sell common stock at a discount to our net asset value per share, stockholders who do not participate in such sale will experience immediate dilution in an amount that may be material.

     At our annual meeting of stockholders held on February 12, 2009, our stockholders approved our ability to sell an unlimited number of shares of our common stock at any level of discount from net asset value per share during the 12 month period following such approval in accordance with the exception described above in “— Regulations governing our operation as a business development company affect our ability to raise, and the way in which we raise, additional capital.” The issuance or sale by us of shares of our common stock at a discount to net asset value poses a risk of dilution to our stockholders. In particular, stockholders who do not purchase additional shares at or below the discounted price in proportion to their current ownership will experience an immediate decrease in net asset value per share (as well as in the aggregate net asset value of their shares if they do not participate at all). These stockholders will also experience a disproportionately greater decrease in their participation in our earnings and assets and their voting power than the increase we experience in our assets, potential earning power and voting interests from such issuance or sale. They may also experience a reduction in the market price of our common stock.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

     For U.S. Federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the making of a loan or possibly in other circumstances, or payment-in-kind interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount, which could be significant relative to our overall investment activities, or increases in loan balances as a result of payment-in-kind arrangements, are included in our taxable income before we receive any corresponding cash payments. We also may be required to include in taxable income certain other amounts that we do not receive in cash. While we focus primarily on investments that will generate a current cash return, our investment portfolio currently includes, and we may continue to invest in, securities that do not pay some or all of their return in periodic current cash distributions.

     The income incentive fee payable by us is computed and paid on income that may include interest that has been accrued but not yet received in cash. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the income incentive fee will become uncollectible.

     Since in some cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty meeting the tax requirement to distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to maintain RIC tax treatment. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify for RIC treatment and thus become subject to corporate-level income tax. See “Regulation — Senior Securities” and “Material U.S. Federal Income Tax Considerations”.

Our ability to enter into transactions with our affiliates is restricted.

     We are prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our independent directors. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any security or other property from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits “joint” transactions with an affiliate, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors. We are prohibited from buying or selling any security or other property from or to our Investment Adviser and its affiliates and persons with whom we are in a control relationship, or entering into joint transactions with any such person, absent the prior approval of the SEC.

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

     As of June 30, 2009, we had invested in a number of companies in the energy and energy related industries. A consequence of this lack of diversification is that the aggregate returns we realize may be significantly and adversely affected if a small number of such investments perform poorly or if we need to write down the value of any one investment. Beyond our income tax diversification requirements, we do not have fixed guidelines for diversification, and our investments are concentrated in relatively few portfolio companies. In addition, to date we have concentrated on making investments in the energy industry. While we expect to be less focused on the energy and energy related industries in the future, we anticipate that we will continue to have significant holdings in the energy and energy related industries. As a result, a downturn in the energy industry could materially and adversely affect us.

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

     The U.S. and most other economies have entered a recessionary period, which may be prolonged and severe. Our portfolio companies will generally be affected by the conditions and overall strength of the national, regional and local economies, including interest rate fluctuations, changes in the capital markets and changes in the prices of their primary commodities and products. These factors also impact the amount of residential, industrial and commercial growth in the energy industry. Additionally, these factors could adversely impact the customer base and customer collections of our portfolio companies.

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

     Although currently all of our investments are, and we expect that most of our investments will be, U.S. dollar-denominated, investments that are denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments.

We may expose ourselves to risks if we engage in hedging transactions.

     We may employ hedging techniques to minimize certain investment risks, such as fluctuations in interest and currency exchange rates, but we can offer no assurance that such strategies will be effective. If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

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

     As of September 11, 2009, we have 51,865,044 shares of common stock outstanding. Sales of substantial amounts of our securities or the availability of such securities for sale could adversely affect the prevailing market price for our securities. If this occurs and continues it could impair our ability to raise additional capital through the sale of securities should we desire to do so.

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

Item 1B. Unresolved Staff Comments.

     Not applicable

Item 2. Properties.

     We do not own any real estate or other physical properties materially important to our operation. Our offices are located at 10 East 40th Street, New York, New York 10016, where we occupy our office space pursuant to our Administration Agreement with Prospect Administration. The office facilities, which are shared with our Investment Adviser and Administrator, consist of approximately 8,987 square feet, of which 3,087 square feet were added subsequent to June 30, 2009, and are leased through October 2014. We believe that our office facilities are suitable and adequate for our business as currently conducted.

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

     On December 6, 2004, Dallas Gas Partners, L.P. (“DGP”) served us with a complaint filed November 30, 2004 in the U.S. District for the Southern District of Texas, Galveston Division. DGP alleges that DGP was defrauded and that we breached our fiduciary duty to DGP and tortiously interfered with DGP’s contract to purchase Gas Solutions, Ltd. (a subsidiary of our portfolio company, GSHI) in connection with our alleged agreement in September 2004 to loan DGP funds with which DGP intended to buy Gas Solutions, Ltd. for approximately $26 million. The complaint sought relief not limited to $100 million. On November 30, 2005, U.S. Magistrate Judge John R. Froeschner of the U.S. District Court for the Southern District of Texas, Galveston Division, issued a recommendation that the court grant our Motion for Summary Judgment dismissing all claims by DGP. On February 21, 2006, U.S. District Judge Samuel Kent of the U.S. District Court for the Southern District of Texas, Galveston Division issued an order granting our Motion for Summary Judgment dismissing all claims by DGP, against us. On May 16, 2007, the Court also granted us summary judgment on DGP’s liability to us on our counterclaim for DGP’s breach of a release and covenant not to sue. On January 4, 2008, the Court, Judge Melinda Harmon presiding, granted our motion to dismiss all DGP’s claims asserted against certain of our officers and affiliates. On August 20, 2008, Judge Harmon entered a Final Judgment dismissing all of DGP’s claims. DGP appealed to the U.S. Court of Appeals for the Fifth Circuit, which affirmed the Final Judgment on June 24, 2009. DGP has moved for rehearing. Our damage claims against DGP remain pending.

     In May 2006, based in part on unfavorable due diligence and the absence of investment committee approval, we declined to extend a loan for $10 million to a potential borrower (“plaintiff”). Plaintiff was subsequently sued by its own attorney in a local Texas court for plaintiff's failure to pay fees owed to its attorney. In December 2006, plaintiff filed a cross-action against us and certain of our affiliates (the “defendants”) in the same local Texas court, alleging, among other things, tortious interference with contract and fraud. We petitioned the United States District Court for the Southern District of New York (the “District Court”) to compel arbitration and to enjoin the Texas action. In February 2007, our motions were granted. Plaintiff appealed that decision. On July 24, 2008, the Second Circuit Court of Appeals affirmed the judgment of the District Court. The arbitration commenced in July 2007 and concluded in late November 2007. Post-hearing briefings were completed in February 2008. On April 14, 2008, the arbitrator rendered an award in our favor, rejecting all of plaintiff's claims. On April 18, 2008, we filed a petition before the District Court to confirm the award. On October 8, 2008, the District Court granted the Company’s petition to confirm the award, confirmed the awards and subsequently entered judgment thereon in favor of the Company in the amount of $2.3 million. After filing a defective notice of appeal to the United States Court of Appeals for the Second Circuit on November 5, 2008, plaintiff’s counsel resubmitted a new notice of appeal on January 9, 2009. The plaintiff subsequently requested that the Company agree to stipulate to the withdrawal of plaintiff’s appeal to the Second Circuit. Such a stipulation was filed with the Second Circuit on or about April 14, 2009. Based on this stipulation, the Second Circuit issued a mandate terminating the appeal, which was transmitted to the District Court on April 23, 2009. Post-judgment discovery against plaintiff is continuing and we have filed a motion for sanctions against plaintiff’s counsel which is scheduled for argument on October 5, 2009.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2009.

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

Year Ended June 30, 2009	Net Asset Value Per Share (1)	High	Low	Premium (Discount) of High Sales Price to Net Asset Value	Premium (Discount) of Low Sales Price to Net Asset Value
First quarter	$14.63	$14.24	$11.12	(2.7%)	(24.0%)
Second quarter	$14.43	$13.08	$6.29	(9.4%)	(56.4%)
Third quarter	$14.19	$12.89	$6.38	(9.2%)	(55.0%)
Fourth quarter	$12.40	$10.48	$7.95	(15.5%)	(35.9%)

Year Ended June 30, 2008
First quarter	$15.08	$18.68	$14.16	23.9%	(6.1%)
Second quarter	$14.58	$17.17	$11.22	17.8%	(23.0%)
Third quarter	$14.15	$16.00	$13.55	13.1%	(4.2%)
Fourth quarter	$14.55	$16.12	$13.18	10.8%	(9.4%)

Year Ended June 30, 2007
First quarter	$14.86	$16.77	$15.30	12.9%	2.3%
Second quarter	$15.24	$18.97	$15.10	24.5%	(0.9%)
Third quarter	$15.18	$17.68	$16.40	16.5%	8.0%
Fourth quarter	$15.04	$18.68	$16.91	24.2%	12.4%

____________________

(1) Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high or low sales price. The net asset values shown are based on outstanding shares at the end of each period.

     On August 31, 2009, the last reported sales price of our common stock was $10.20 per share. As of August 31, 2009, we had approximately 58 stockholders of record, and we had approximately 31,368 beneficial owners whose shares are held in the names of brokers, dealers and clearing agencies.

Dividends

     We have paid and intend to continue to distribute quarterly distributions to our stockholders out of assets legally available for distribution. Our distributions, if any, will be determined by our Board of Directors. Certain amounts of the quarterly distributions may from time to time be paid out of our capital rather than from earnings for the quarter as a result of our deliberate planning or by accounting reclassifications.

     In order to maintain RIC tax treatment, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In order to avoid certain excise taxes imposed on RICs, we are required to distribute with respect to each calendar year by January 31 of the following year an amount at least equal to the sum of

  98% of our ordinary income for the calendar year,

  98% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and any ordinary income and net capital gains for preceding years that were not distributed during such years.

     In December 2008, our Board of Directors elected to retain excess profits generated in the quarter ended September 30, 2008 and pay a 4% excise tax on such retained earnings. We paid $533,000 for the excise tax with the filing of our tax return in March 2009.

     In addition, although we currently intend to distribute realized net capital gains (which we define as net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may decide in the future to retain such capital gains for investment. In such event, the consequences of our retention of net capital gains are as described under “Material U.S. Federal Income Tax Considerations.” We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we may be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

     We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, then stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends. See “Dividend Reinvestment Plan.” To the extent prudent and practicable, we intend to declare and pay dividends on a quarterly basis.

     With respect to the dividends paid to stockholders, income from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies were treated as taxable income and accordingly, distributed to stockholders. During the fiscal year ended June 30, 2009, we declared total dividends of approximately $56.1 million.

     Tax characteristics of all distributions will be reported to stockholders, as appropriate, on Form 1099-DIV after the end of the year. Our ability to pay distributions could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

     The following table reflects the dividends per share that we have declared on our common stock to date:

Declaration Date	Ex-Date	Record Date	Pay Date	Rate	Amount (in thousands)
6/23/2009	7/6/2009	7/8/2009	7/20/2009	$0.40625	$19,548
3/24/2009	3/27/2009	3/31/2009	4/20/2009	0.40500	12,671
12/19/2008	12/29/2008	12/31/2008	1/19/2009	0.40375	11,966
9/16/2008	9/26/2008	9/30/2008	10/16/2008	0.40250	11,882
6/19/2008	6/26/2008	6/30/2008	7/16/2008	0.40125	11,845
3/6/2008	3/27/2008	3/31/2008	4/16/2008	0.40000	10,468
12/8/2007	12/26/2007	12/28/2007	1/7/2008	0.39500	9,370
9/6/2007	9/17/2007	9/19/2007	9/28/2007	0.39250	7,830
6/14/2007	6/20/2007	6/22/2007	6/29/2007	0.39000	7,753
3/14/2007	3/21/2007	3/23/2007	3/30/2007	0.38750	7,667
12/15/2006	12/27/2006	12/29/2006	1/5/2007	0.38500	7,264
7/31/2006	9/20/2006	9/22/2006	9/29/2006	0.38000	4,858
6/14/2006	6/21/2006	6/23/2006	6/30/2006	0.34000	2,401
3/15/2006	3/22/2006	3/24/2006	3/31/2006	0.30000	2,117
12/12/2005	12/20/2005	12/22/2005	12/29/2005	0.28000	1,975
9/15/2005	9/20/2005	9/22/2005	9/29/2005	0.20000	1,411
4/21/2005	6/8/2005	6/10/2005	6/30/2005	0.15000	1,058
2/9/2005	3/9/2005	3/11/2005	3/31/2005	0.12500	882
11/11/2004	12/8/2004	12/10/2004	12/30/2004	0.10000	706
			Since Inception		$133,672

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

     During the year ended June 30, 2009, we distributed 613,361 shares of common stock in accordance with this dividend reinvestment plan. 480,205 shares were distributed from new issues, and 133,156 shares were distributed from common stock re-acquired from the open market.

     The following table reflects dividend reinvestments distributed through the issuance of new shares:

Record Date	Shares Issued	Aggregate Offering Price (in thousands)	% of Dividend
March 31, 2009	214,456	$1,827	14.4%
December 31, 2008	148,200	1,774	14.8%
September 30, 2008	117,549	1,506	12.7%
March 31, 2008	99,241	1,510	14.4%
September 19, 2007	72,073	1,243	15.9%
June 22, 2007	69,834	1,190	15.3%
March 23, 2007	93,843	1,595	20.8%
December 29, 2006	108,047	1,850	25.5%
September 22, 2006	80,818	1,273	26.2%
June 23, 2006	7,932	130	5.4%
March 24, 2006	6,841	111	5.2%

     The following table reflects dividend reinvestments distributed from re-acquired shares:

Record Date	Shares Purchased	Aggregate Amount Distributed (in thousands)	% of Dividend
June 30, 2008	133,156	$1,635	13.8%
December 28, 2007	111,335	1,541	16.4%
December 22, 2005	6,192	95	4.8%
September 22, 2005	7,848	105	7.4%
June 10, 2005	10,885	138	13.0%
March 11, 2005	8,986	117	13.2%
December 10, 2004	7,540	92	13.0%

Stock Performance Graph

     This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 Index, for the period July 27, 2004 (our inception) through June 30, 2009. The graph assumes that, on July 27, 2004, a person invested $100 in each of our common stock, the S&P 500 Index, and the NASDAQ Financial 100 Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

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

	For the Year/Period Ended June 30,
	2009	2008	2007	2006	2005
(in thousands except data relating to shares, per share and number of portfolio companies)
Performance Data:
Interest income	$62,926	$59,033	$30,084	$13,268	$4,586
Dividend income	22,793	12,033	6,153	3,601	3,435
Other income	14,762	8,336	4,444	—	72
Total investment income	100,481	79,402	40,681	16,869	8,093

Interest and credit facility expenses	(6,161)	(6,318)	(1,903)	(642)	—
Investment advisory expense	(26,705)	(20,199)	(11,226)	(3,868)	(1,808)
Other expenses	(8,452)	(7,772)	(4,421)	(3,801)	(3,874)
Total expenses	(41,318)	(34,289)	(17,550)	(8,311)	(5,682)
Net investment income	59,163	45,113	23,131	8,558	2,411
Realized and unrealized (losses) gains	(24,059)	(17,522)	(6,403)	4,338	6,340
Net increase in net assets from operations	$35,104	$27,591	$16,728	$12,896	$8,751
Per Share Data:
Net increase in net assets from operations (1)	$1.11	$1.17	$1.06	$1.83	$1.24
Distributions declared per share	$(1.62)	$(1.59)	$(1.54)	$(1.12)	$(0.38)
Average weighted shares outstanding for
the period	31,559,905	23,626,642	15,724,095	7,056,846	7,055,100
Assets and Liabilities Data:
Investments	$547,168	$497,530	$328,222	$133,969	$55,030
Other assets	119,857	44,248	48,280	4,511	48,879
Total assets	667,025	541,778	376,502	138,480	103,909
Amount drawn on credit facility	124,800	91,167	—	28,500	—
Amount owed to related parties	6,713	6,641	4,838	745	77
Other liabilities	2,916	14,347	71,616	965	865
Total liabilities	134,429	112,155	76,454	30,210	942
Net assets	$532,596	$429,623	$300,048	$108,270	$102,967
Investment Activity Data:
No. of portfolio companies at period end	30	29 (2)	24 (2)	15	6
Acquisitions	$98,305	$311,947	$167,255	$83,625	$79,018
Sales, repayments, and other disposals	$27,007	$127,212	$38,407	$9,954	$32,083
Weighted-Average Yield at end of period (3)	13.7%	15.5%	17.1%	17.0%	21.3%
____________________

(1)	Per share data is based on average weighted shares for the period

(2)	Includes a net profits interest in Charlevoix Energy Trading LLC (“Charlevoix”), remaining after loan was paid

(3)	Includes dividends from certain equity investments

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

     The aggregate value of our portfolio investments was $547,168 and $497,530 as of June 30, 2009 and June 30, 2008, respectively. During the fiscal year ended June 30, 2009, our net cost of investments increased by $34,619, or 7.0%, as we invested in three new and several follow-on investments while we sold three investments and we received repayment on four other investments.

     Compared to the end of last fiscal year (ended June 30, 2008), net assets increased by $102,973 or 24.0% during the year ended June 30, 2009, from $429,623 to $532,596. This increase resulted from the issuance of new shares of our common stock (less offering costs) in the amount of $99,281, dividend reinvestments of $5,107, and another $35,104 from operations. These increases, in turn, were offset by $36,519 in dividend distributions to our stockholders. The $35,104 increase in net assets resulting from operations is net of the following: net investment income of $59,163, realized loss on investments of $39,078, and a net increase in net assets due to changes in net unrealized appreciation of investments of $15,019. On June 30, 2009, we determined that the impairment of the Change Clean Energy Holdings, Inc. (“CCEHI”) investment (formerly known as Worchester Energy Partners, Inc. (“WEPI”)) was other than temporarily impaired and recognized a realized loss for the amount by which the amortized cost exceeded the current fair value. This loss was partially offset by realized gains from sales of the Arctic Acquisition Corp. (“Arctic”) warrants and Deep Down, Inc. (“Deep Down”) common stock. The net unrealized appreciation was driven by significant write-ups of our investments in American Gilsonite Company (“AGC”), Gas Solutions Holdings, Inc. (“GSHI” or “Gas Solutions”), NRG Manufacturing, Inc. (“NRG”), R-V Industries, Inc. (“R-V”), Shearer’s Foods, Inc. (“Shearer’s”) and Stryker Energy, LLC (“Stryker”) due to improvements in operations, and by the disposition of previously written-down investment in CCEHI mentioned above, which, in turn, were offset by significant write-downs our investments in Ajax Rolled Ring & Machine (“Ajax”), Appalachian Energy Holdings LLC (“AEH”), Conquest Cherokee, LLC (“Conquest”), Deb Shops, Inc. (“Deb Shops”), Iron Horse Coiled Tubing, Inc. (“Iron Horse”) and Yatesville Coal Holdings, Inc. (“Yatesville”) due to deterioration in operations combined with general increases in lending rates.

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

     We believe that Prospect Capital is well positioned to navigate through these adverse market conditions. As a business development company, we are limited to a maximum 1 to 1 debt to equity ratio, and as of June 30, 2009, our debt to equity ratio was 0.23 to 1. As of June 30, 2009, we have borrowed $124,800 against our credit facility with Rabobank Nederland, which outstanding balance was reduced to zero subsequent to June 30, 2009. As we make additional investments that are eligible to be pledged under the credit facility, we will generate additional availability. The revolving period for the extended credit facility continues until June 25, 2010, with an expected maturity on June 25, 2011.

     We also continue to generate liquidity through stock offerings and the realization of portfolio investments. On March 19, 2009, April 27, 2009, May 26, 2009, and July 7, 2009, we completed public stock offerings for 1,500,000 shares, 3,680,000 shares, 7,762,500 shares, and 5,175,000 shares, of our common stock at $8.20 per share, $7.75 per share, $8.25 per share, $9.00 per share, raising $12,300, $28,520, $64,040, and $46,580 of gross proceeds, respectively. On August 20, 2009, we issued 3,449,686 shares at $8.50 per share in a private stock offering generating $29,322 of gross proceeds from the offering. Concurrent with the sale of these shares, we entered into a registration rights agreement in which we granted the purchasers certain registration rights with respect to the shares. Under the terms and conditions of the registration rights agreement, we will use our reasonable best efforts to file with the SEC within sixty (60) days a post-effective amendment to the registration statement on Form N-2 and will also use our reasonable best efforts to cause such post-effective amendment to be declared effective by the SEC within one hundred twenty (120) days. Under the registration rights agreement, we may be obligated to make liquidated damages payments to holders upon certain events.

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

Fourth Quarter Highlights

     On April 27, 2009, we closed a public offering of 3,680,000 shares of our common stock (including the exercise of over-allotment options of our underwriters). The net proceeds to us were approximately $26,956 after deducting estimated offering expenses.

     On May 26, 2009, we closed a public offering of 7,762,500 shares of our common stock (including the exercise of over-allotment options of our underwriters). The net proceeds to us were approximately $60,539 after deducting estimated offering expenses.

     On June 23, 2009, we declared our fourth fiscal quarter (for the fiscal year ending June 30, 2009) dividend of $0.40625 per share. The ex-dividend and record dates were July 6, 2009 and July 8, 2009, respectively. This dividend marked the Company’s 19th consecutive quarterly increase.

Recent Developments

     On July 6, 2009, and July 8, 2009, we paid down $50,500 and $74,300 of our revolving credit facility, respectively, reducing our outstanding borrowing to zero.

     On July 7, 2009, we closed a public offering of 5,175,000 shares of our common stock (including the exercise of over-allotment options of our underwriters). The net proceeds to us were approximately $44,046 after deducting estimated offering expenses.

     On July 20, 2009, we issued 297,294 shares of our common stock in connection with the dividend reinvestment plan.

     On August 3, 2009, we announced that we had entered into a definitive agreement to acquire Patriot Capital Funding, Inc. (NASDAQ: PCAP) (“Patriot”) for approximately $197,000 comprised of our common stock and cash to repay all Patriot debt, anticipated to be $110,500 when the acquisition closes. Our common shares will be exchanged at a ratio of approximately 0.3992 for each Patriot share, or 8,616,467 shares of our common stock for 21,584,251 Patriot shares, with such exchange ratio decreased for any tax distributions Patriot may declare before closing. In return, we will acquire assets with an amortized cost of approximately $311,000 for approximately $196,000, based on an estimate of our common stock price of $10 per share and the anticipated debt outstanding at the closing, for which the value of either may change prior to the closing. We, in conjunction with an independent valuation agent, have determined that the fair value of the assets is approximate to the anticipated purchase price and does not anticipate recording any material gain on the consummation of the transaction.

     On August 20, 2009, we issued 3,449,686 shares at $8.50 per share in a private stock offering. The net proceeds to us were approximately $29,205 after deducting legal and advisory fees. Concurrent with the sale of these shares, we entered into a registration rights agreement in which we granted the purchasers certain registration rights with respect to the Shares. Under the terms and conditions of the registration rights agreement, we will use our reasonable best efforts to file with the SEC within sixty (60) days a post-effective amendment to the registration statement on Form N-2 and will also use our reasonable best efforts to cause such post-effective amendment to be declared effective by the SEC within one hundred twenty (120) days. Under the registration rights agreement, the Corporation may be obligated to make liquidated damages payments to holders upon certain events.

     On August 31, 2009, C&J Cladding, LLC (“C&J”) repaid the $3,150 loan receivable to us and we received an additional 5% prepayment penalty totaling $158. We continue to hold warrants for common units in this investment.

     On September 4, 2009, Peerless Manufacturing Co. repaid the $20,000 loan receivable to us.

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

Basis of Consolidation

     Under the 1940 Act rules, the regulations pursuant to Article 6 of Regulation S-X, and the American Institute of Certified Public Accountants’ Audit and Accounting Guide for Investment Companies, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to us. Our June 30, 2009, and June 30, 2008 financial statements include our accounts and the accounts of Prospect Capital Funding, LLC, our only wholly-owned, closely-managed subsidiary that is also an investment company. All intercompany balances and transactions have been eliminated in consolidation.

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

     For most of our investments, market quotations are not available. With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, our Board of Directors has approved a multi-step valuation process each quarter, as described below:

     1) Each portfolio company or investment is reviewed by our investment professionals with the independent valuation firm engaged by our Board of Directors;

     2) the independent valuation firm conducts independent appraisals and makes their own independent assessment;

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

     In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. We adopted this statement on a prospective basis beginning in the quarter ended September 30, 2008. Adoption of this statement did not have a material effect on our financial position or results.

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

     In April 2009, FASB issued Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides further clarification for the application of FAS 157 in markets that are not active and provides additional guidance for determining when the volume of trading level of activity for an asset or liability has significantly decreased and for identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 157-4 for the year ended June 30, 2009, did not have any effect on our net asset value, financial position or results of operations as there was no change to the fair value measurement principles set forth in FAS 157.

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

     Loans are placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, are likely to remain current. As of June 30, 2009, approximately 7.3% of our net assets are in non-accrual status.

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

     If we do not distribute (or are not deemed to have distributed) at least 98% of its annual taxable income in the year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual taxable income exceeds the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income.

     We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Adoption of FIN 48 was applied to all open tax years as of July 1, 2007. The adoption of FIN 48 did not have an effect on our net asset value, financial condition or results of operations as there was no liability for unrecognized tax benefits and no change to our beginning net asset value. As of June 30, 2009 and for the year then ended, we did not have a liability for any unrecognized tax benefits. Management’s determinations regarding FIN 48 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

Dividends and Distributions

     Dividends and distributions to our common stockholders are recorded on the ex-dividend date. Each quarter, the amount to be paid as a dividend, if any, is approved by the Board of Directors and is generally based upon management’s estimate of earnings for the quarter. Net realized capital gains, if any, are distributed at least annually.

Financing Costs

     We record origination expenses related to its credit facility as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method, which approximates the effective interest method, over the stated life of the facility.

     We record registration expenses related to shelf filings as prepaid assets. These expenses consist principally of SEC registration, legal and accounting fees incurred through June 30, 2009 that are related to the shelf filings that will be charged to capital upon the receipt of the capital or charged to expense if not completed.

Guarantees and Indemnification Agreements

     We follow FASB Interpretation No. 45, “Guarantor’s” Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, for those guarantees that are covered by FIN 45, the fair value of the obligation undertaken in issuing certain guarantees. FIN 45 did not have a material effect on the financial statements.

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

Recent Accounting Pronouncements

     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (R), “Business Combinations” (“FAS 141(R)”). FAS 141(R) establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business. The standard is effective for fiscal years beginning after December 15, 2008. Our management does not believe that the adoption of FAS 141(R) will have a material impact on our financial statements.

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

     In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“FAS 165”). FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. We evaluated all events or transactions that occurred after June 30, 2009 up through September 11, 2009, the date we issued the accompanying financial statements. During this period, we did not have any material recognizable subsequent events other than those disclosed in our financial statements.

     In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“FAS 168”). FAS 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental GAAP. The Codification did not change GAAP but reorganizes the literature. FAS 168 is effective for interim and annual periods ending after September 15, 2009. Our management does not believe that the adoption of FAS 168 will have a material impact on our financial statements.

Per Share Information

     Net increase in net assets resulting from operations per common share, or Basic Earnings Per Share, are calculated using the weighted average number of common shares outstanding for the period presented. Diluted earnings per share are not presented as there are no potentially dilutive securities outstanding.

Investment Holdings

     As of June 30, 2009, we continue to pursue our investment strategy. Despite our name change to “Prospect Capital Corporation” and the termination of our policy to invest at least 80% of our net assets in energy companies in May 2007, we currently have a concentration of investments in companies in the energy and energy related industries. Some of the companies in which we invest have relatively short or no operating histories. These companies are and will be subject to all of the business risk and uncertainties associated with any new business enterprise, including the risk that these companies may not reach their investment objective or the value of our investment in them may decline substantially or fall to zero.

     Our portfolio had an annualized current yield of 13.7% and 15.5% across all our long-term debt and certain equity investments as of June 30, 2009 and June 30, 2008, respectively. This yield includes interest from all of our long-term investments as well as dividends from GSHI and NRG for the year ended June 30, 2009 and Ajax, GSHI and NRG for the year ended June 30, 2008. The 1.8% decrease is primarily due to loans which have been classified as non-accrual status during the fiscal year ended June 30, 2009. For the year ended June 30, 2009, total foregone interest related to loans on non-accrual status was $18,746. Monetization of other equity positions that we hold is not included in this yield calculation. In each of our portfolio companies, we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.

     As of June 30, 2009, we own controlling interests in Ajax, C&J, CCEHI, GSHI, Integrated Contract Services, Inc. (“ICS”), Iron Horse, NRG, R-V, and Yatesville. We also own an affiliated interest in AEH and BNN Holdings Corp. d/b/a Biotronic NeuroNetwork (“Biotronic”).

     The following is a summary of our investment portfolio by level of control:

	June 30, 2009		June 30, 2008
Level of Control	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio
Control	$206,332	31.9%	$205,827	38.8%
Affiliate	32,254	5.0%	6,043	1.2%
Non-control/Non-affiliate	308,582	47.8%	285,660	53.8%
Money Market Funds	98,735	15.3%	33,000	6.2%
Total Portfolio	$645,903	100.0%	$530,530	100.0%

     The following is our investment portfolio presented by type of investment at June 30, 2009 and June 30, 2008, respectively:

	June 30, 2009		June 30, 2008
Type of Investment	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio
Money Market Funds	$98,735	15.3%	$33,000	6.2%
Senior Secured Debt	220,993	34.2%	199,946	37.7%
Subordinated Secured Debt	194,547	30.1%	219,623	41.4%
Subordinated Unsecured Debt	16,331	2.5%	—	0.0%
Preferred Stock	4,139	0.7%	7,707	1.4%
Common Stock	89,278	13.8%	58,312	11.0%
Membership Interests	7,270	1.1%	3,000	0.6%
Overriding Royalty Interests	3,483	0.5%	—	0.0%
Net Profits Interests	2,561	0.4%	—	0.0%
Warrants	8,566	1.4%	8,942	1.7%
Total Portfolio	$645,903	100.0%	$530,530	100.0%

     The following is our investment portfolio presented by geographic location of the investment at June 30, 2009 and June 30, 2008, respectively:

	June 30, 2009		June 30, 2008
Geographic Exposure	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio
Western US	$48,091	7.4%	$30,322	5.7%
Southeast US	101,710	15.7%	128,512	24.2%
Southwest US	253,615	39.3%	211,177	39.9%
Midwest US	84,097	13.0%	47,869	9.0%
Northeast US	47,049	7.3%	68,468	12.9%
Canada	12,606	2.0%	11,182	2.1%
Money Market Funds	98,735	15.3%	33,000	6.2%
Total Portfolio	$645,903	100.0%	$530,530	100.0%

     The following is our investment portfolio presented by industry sector of the investment at June 30, 2009 and June 30, 2008, respectively:

	June 30, 2009		June 30, 2008
Industry Sector	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio
Biomass Power	$2,530	0.4%	$15,580	2.9%
Construction Services	2,408	0.4%	6,043	1.1%
Contracting	5,000	0.8%	5,000	0.9%
Financial Services	23,073	3.6%	23,699	4.5%
Food Products	29,416	4.6%	19,351	3.7%
Gas Gathering and Processing	85,187	13.2%	61,542	11.6%
Healthcare	60,293	9.3%	13,752	2.6%
Manufacturing	110,929	17.2%	109,542	20.7%
Metal Services	7,133	1.1%	6,829	1.3%
Mining and Coal Production	13,097	2.0%	25,726	4.9%
Oil and Gas Production	104,806	16.2%	112,850	21.3%
Oilfield Fabrication	34,931	5.4%	24,854	4.7%
Pharmaceuticals	11,452	1.8%	11,523	2.2%
Production Services	12,606	1.9%	14,038	2.6%
Retail	6,272	1.0%	13,428	2.5%
Shipping Vessels	7,381	1.1%	6,804	1.3%
Specialty Minerals	18,924	2.9%	15,632	2.9%
Technical Services	11,730	1.8%	11,337	2.1%
Money Market Funds	98,735	15.3%	33,000	6.2%
Total Portfolio	$645,903	100.0%	$530,530	100.0%

Investment Activity

     At June 30, 2009, approximately 102.7% of our net assets or about $547,168 was invested in 30 long-term portfolio investments and 18.5% of our net assets invested in money market funds. Liabilities in excess of other assets offset the excess of these amounts over 100%.

Long-Term Portfolio Investment Activity

     During the year ended June 30, 2009, we completed three new investments and several follow-on investments in existing portfolio companies, totaling approximately $96,263. The more significant of these investments are described briefly in the following:

     On August 1, 2008, we provided $7,400 in debt financing to Houston, Texas-based Castro Cheese Company Inc. (“Castro”), a leading manufacturer of Hispanic cheeses and creams. The investment was in the form of a junior secured note with a net profits interest.

     On August 4, 2008, we provided $15,000 in debt financing to support the take-private acquisition of the TriZetto Group (“TriZetto”), a leading health care information technology company. The investment was in the form of a subordinated unsecured note with a net profits interest.

     On August 21, 2008, we provided a $26,000 senior secured debt financing and co-invested $2,300 in equity alongside Great Point Partners, LLC in its growth recapitalization of Biotronic, the largest independent national provider of intra-operative neurophysiological monitoring services. The investment was in the form of a senior secured note with preferred shares.

     During the fiscal year ended June 30, 2009, we made four follow-on secured debt investments totaling $7,500 in Iron Horse in support of the build out of additional equipment. All fundings of Iron Horse were in the form of a bridge loan.

     On December 10, 2008, we made a follow-on investment of $5,000 in GSHI for the repayment of third-party bank senior credit facility. The investment was in the form of a senior secured note. On June 30, 2009, we made a follow-on investment of $5,000 in GSHI in the form of a junior secured note.

     During the fiscal year ended June 30, 2009, we provided additional fundings of $5,250 and $9,284 to CCEI and Yatesville, respectively, to fund ongoing operations.

     For the year ended June 30, 2009, we closed-out four positions which are briefly described below.

     On July 3, 2008, we exercised our warrant for 4,960,585 shares of common stock in Deep Down. As permitted by the terms of the warrant, we elected to make this exercise on a cashless basis entitling us to 2,618,129 common shares. On August 1, 2008, we sold all the shares acquired, receiving $1,649 of net proceeds.

     On August 27, 2008, R-V repaid the $7,526 debt outstanding to us. We continue to hold common stock and warrants in this investment.

     On January 21, 2009, Diamondback Operating, L.P. repaid the $9,200 debt outstanding to us. We continue to hold a net profits interest in this investment.

     On May 7, 2009, we received $75 as settlement of our net profits interest in Charlevoix.

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

     The following is a quarter-by-quarter summary of our investment activity:

Quarter-End	Acquisitions (1)	Dispositions (2)
June 30, 2009	$7,929	$3,148
March 31, 2009	6,356	10,782
December 31, 2008	13,564	2,128
September 30, 2008	70,456	10,949
June 30, 2008	118,913	61,148
March 31, 2008	31,794	28,891
December 31, 2007	120,846	19,223
September 30, 2007	40,394	17,949
June 30, 2007	130,345	9,857
March 31, 2007	19,701	7,731
December 31, 2006	62,679	17,796
September 30, 2006	24,677	2,781
June 30, 2006	42,783	5,752
March 31, 2006	15,732	901
December 31, 2005	—	3,523
September 30, 2005	25,342	—
June 30, 2005	17,544	—
March 31, 2005	7,332	—
December 31, 2004	23,771	32,083
September 30, 2004	30,371	—
Since inception	$810,529	$234,642
____________________

(1) Includes new deals, additional fundings, refinancings and PIK interest

(2) Includes scheduled principal payments, prepayments and repayments

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

     The following is a summary of our investment portfolio by level of control:

	June 30, 2009		June 30, 2008
Level of Control	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio
Control	$206,332	31.9%	$205,827	38.8%
Affiliate	32,254	5.0%	6,043	1.2%
Non-control/Non-affiliate	308,582	47.8%	285,660	53.8%
Money Market Funds	98,735	15.3%	33,000	6.2%
Total Portfolio	$645,903	100.0%	$530,530	100.0%

Investment Valuation

     In determining the fair value of our portfolio investments at June 30, 2009, the Audit Committee considered valuations from the independent valuation firm and from management having an aggregate range of $527,122 to $572,503, excluding money market investments.

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

     The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties and comparable multiples for recent sales of companies within the industry. The composite of all these analysis, applied to each investment, was a total valuation of $547,168, excluding money market investments.

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

     During the fiscal year ended June 30, 2009, several general economic factors have occurred which have affected the valuation of our investment portfolio.

     Generally, interest rates offered on loans similar to those that we have originated have changed since our investments were consummated. While we do not believe that there has been any diminution of credit quality, general changes in current interest rates would affect the price for which we could sell these assets and we have adjusted our fair value of these assets to reflect such changes. We have adjusted the value of fourteen debt investments based upon such general changes in market interest rates including: AGC, Biotronic, C&J, Castro, Freedom Marine Services LLC, H&M Oil & Gas, LLC, IEC/ARS, Maverick Healthcare, LLC, Peerless, Resco Products, Inc. (“Resco”), Shearer’s, Stryker, TriZetto and Unitek.

     Seven debt investments were made to companies that are not performing in line with budget expectations as of June 30, 2009. These investments (Ajax, AEH, Conquest, Deb Shops, ICS, Iron Horse, and Wind River Resources Corp. and Wind River II Corp. (“Wind River”)) are well collateralized and we expect full recovery. For these assets, we have increased the market interest rates to take into account the increased credit risk and general changes in current interest rates for similar assets to determine their fair value.

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

Gas Solutions Holdings, Inc.

     GSHI is an investment that we made in September 2004 in which we own 100% of the equity. GSHI is a midstream gathering and processing business located in East Texas. GSHI has improved its operations and we have experienced an increase in revenue, gross margin, and EBITDA (the later two metrics on both an absolute and a percentage of revenues basis) over the past five years.

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

     In late March 2008, Royal Bank of Canada provided a $38,000 term loan to Gas Solutions II Ltd, a wholly owned subsidiary of GSHI, the proceeds of which were used to refinance all of Citibank’s approximately $8,000 of outstanding senior secured debt and provide liquidity to GSHI. In December 2008, we lent an additional $5,000 to GSHI, which enabled the company to repay the loan to the Royal Bank of Canada. Upon repayment, our existing loan position moved to a first lien position in GSHI, improving our borrowing base requirements with our lender. In June 2009, we lent an additional $5,000 to GSHI in the form of junior secured debt to enable GSHI to dividend additional retained earnings and profits.

     In early May 2008, Gas Solutions II Ltd purchased a series of propane puts at $0.10 out of the money and at prices of $1.53 per gallon and $1.394 per gallon covering the periods May 1, 2008, through April 30, 2009, and May 1, 2009, through April 30, 2010, respectively. These hedges were executed at close to the highest market propane prices ever achieved on an historical basis; such hedges preserve the upside of Gas Solutions II Ltd to benefit from potential future increases in commodity prices. GSHI generated approximately $26,172 of EBITDA for the fiscal year ending December 31, 2008, an increase of 67% from 2007 results. Despite the decline in oil and natural gas over the last year, GSHI generated approximately $15,900 of EBITDA for the twelve months ending April 30, 2009.

     In determining the value of GSHI, we have utilized several valuation techniques to determine the value of the investment. These techniques offer a wide range of values. Our Board of Directors has determined the value to be $85,187 for our debt and equity positions at June 30, 2009 based upon a combination of a discounted cash flow analysis, a public comparables analysis and review of recent indications of interest. At June, 2009, GSHI is valued $50,184 above its amortized cost at June 30, 2009, compared to the $36,321 unrealized gain recorded at June 30, 2008.

Integrated Contract Services, Inc.

     Our investment in ICS is under enhanced review by our senior management team due to existing payment and covenant defaults under the contracts governing these investments. Prior to January 2009, ICS owned the assets of ESA Environmental Specialists, Inc. (“ESA”) and 100% of the stock of The Healing Staff (“THS”). ESA originally defaulted under our contract governing our investment in ESA, prompting us to commence foreclosure actions with respect to certain ESA assets in respect of which we have a priority lien. In response to our actions, ESA filed voluntarily for reorganization under the bankruptcy code on August 1, 2007. On September 20, 2007 the U.S. Bankruptcy Court approved a Section 363 Asset Sale from ESA to us. To complete this transaction, we contributed our ESA debt to a newly-formed entity, ICS, and provided funds for working capital on October 9, 2007. In return for the ESA debt, we received senior secured debt in ICS of equal amount to our ESA debt, preferred stock of ICS, and 49% of the ICS common stock. ICS subsequently ceased operations and assigned the collateral back to us. ICS is in default of both payment and financial covenants. During September and October 2007, we provided $1,170 to THS for working capital.

     In January 2009, we foreclosed on the real and personal property of ICS. Through this foreclosure process, we gained 100% ownership of THS and certain ESA assets. Based upon an analysis of the liquidation value of the ESA assets and the enterprise value of THS, our Board of Directors reaffirmed the fair value of our investment in ICS at $5,000 at June 30, 2009, a reduction of $11,652 from its amortized cost, compared to the $11,464 unrealized loss recorded at June 30, 2008.

Yatesville Coal Holdings, Inc.

     All of our coal holdings have been consolidated under common management in Yatesville. Yatesville began to show improvement after the consolidation of the coal holdings, but the company exhausted its permitted reserves in December 2008 and has not had any meaningful revenue stream since. Yatesville’s management continues to pursue additional mine permits and received its first new permit in May 2009 for approximately 650,000 tons. Yatesville has elected not to begin production from its new permit and is investigating alternative revenue streams. These actions have been complicated and impacted by an environment where coal prices are depressed from historical norms. We continue to evaluate strategies for Yatesville such as selling unneeded equipment and reserves. During the year ended June 30, 2009, we provided additional funding of $9,284 to Yatesville to fund ongoing operations and received back $815 on our loan. Our Board of Directors, upon recommendation from senior management, has set the value of the Yatesville investment at $13,097 at June 30, 2009, a reduction of $35,793 from its amortized cost, compared to the $14,694 unrealized loss recorded at June 30, 2008.

Change Clean Energy Holdings Inc. and Change Clean Energy, Inc., f/k/a Worcester Energy Partners, Inc.

     Change Clean Energy, Inc. (“CCEI”) is under enhanced review by our senior management team due to poor operating results. In March 2009 CCEI ceased operations temporarily as it was not economically feasible to make a profit based on the cost of materials and the price being paid for electricity. During that quarter, we determined that it was appropriate to institute foreclosure proceedings against the co-borrowers of our debt to take full control of the assets. In anticipation of such proceedings CCEHI was established and on March 11, 2009, the foreclosure was completed and the assets were assigned to a wholly owned subsidiary of CCEHI. During the year ended June 30, 2009, we provided additional funding of $5,250 to CCEI and $694 to CCEHI to fund ongoing operations. CCEI currently has no material operations. We have determined that the current impairment at both CCEI and CCEHI is other than temporary and have recognized a realized loss of $41,134 for the year ended June 30, 2009, which is the amount by which the amortized cost exceeded the fair value at June 30, 2009 of $2,530, as set by our Board of Directors. We had recorded an unrealized loss of $22,141 at June 30, 2008.

Capitalization

     Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt is currently consists of a revolving credit facility availing us of the ability to borrow debt subject to borrowing base determinations and our equity capital is currently comprised entirely of common equity.

     On June 25, 2009, we completed a first closing on an expanded $250,000 syndicated revolving credit facility (the “Facility”). The new Facility, for which lenders have closed on $175,000 to date, includes an accordion feature which allows the Facility to accept up to an aggregate total of $250,000 of commitments for which we continue to solicit additional commitments from other lenders for the additional $75,000. The revolving period of the Facility extends through June 2010, with an additional one year amortization period after the completion of the revolving period.

     As of June 30, 2009 and 2008, we had $124,800 and $91,167 of borrowings outstanding under our credit facility, respectively. Interest on borrowings under the credit facility was one-month Libor plus 250 basis points prior to June 25, 2009, increasing to one-month Libor plus 400 basis points, subject to a minimum Libor floor of 200 basis points after that date. The maintenance of this facility requires us to pay a fee for the amount not drawn upon. Prior to June 25, 2009, this fee was assessed at the rate of 37.5 basis points per annum of the amount of that unused portion, after that date this rate increased to 100 basis points per annum. The following table shows the facility amounts and outstanding borrowings at June 30, 2009 and June 30, 2008:

	June 30, 2009		June 30, 2008
	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
Revolving Credit Facility	$175,000	$124,800	$200,000	$91,167

	Payments Due By Period
	Less Than 1 Year	1-3 Years	More Than 3 Years
Revolving Credit Facility	$—	$124,800	$—

     During the year ended June 30, 2009, we completed three stock offerings and raised $100,304 of additional equity by issuing 12,942,500 shares of our common stock below net asset value diluting shareholder value by $2.06 per share. The following table shows the calculation of net asset value per share as of June 30, 2009 and June 30, 2008:

	As of June 30, 2009		As of June 30, 2008
Net Assets	$532,596		$429,623
Shares of common stock outstanding	42,943,084		29,520,379
Net asset value per share	$12.40	(1)	$14.55
____________________

(1) Our most recently estimated NAV per share is $11.36 on an as adjusted basis solely to give effect to our payment of the July dividend recorded on ex-dividend date of July 6, 2009 and issuance of common shares on July 20, 2009 in connection with our dividend reinvestment plan, and issuances on July 7, 2009 and August 20, 2009 in underwritten common and unregistered direct common stock offerings, respectively, versus $12.40 determined by us as of June 30, 2009. NAV as of September 11, 2009 may be higher or lower than $11.36 based on potential changes in valuations. Our Board of Directors has not yet determined the fair value of portfolio investments subsequent to June 30, 2009. Our Board of Directors determines the fair value of our portfolio investments on a quarterly basis in connection with the preparation of quarterly financial statements and based on input from an independent valuation firm, our Investment Advisor and the audit committee of our Board of Directors.

     At June 30, 2009, we had 42,943,084 shares of our common stock outstanding.

Results of Operations

     Net increase in net assets resulting from operations for the years ended June 30, 2009, 2008 and 2007 was $35,104, $27,591 and $16,728, respectively, representing $1.11, $1.17 and $1.06 per weighted average share, respectively. During the year ended June 30, 2009, we experienced net unrealized and realized losses of $24,059 or approximately $0.76 per weighted average share primarily from the write-downs of our investments in CCEI and Yatesville. During the year ended June 30, 2008, we experienced net unrealized and realized losses of $17,522 or approximately $0.74 per weighted average share primarily from the sales of our investments in Advantage Oilfield Group and Central Illinois Energy at a loss. During the year ended June 30, 2007, we experienced net unrealized and realized losses of $6,403 or approximately $0.41 per weighted average share primarily from the write-downs of our investments in Advantage Oilfield Group.

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

     Investment income, which consists of interest income, including accretion of loan origination fees and prepayment penalty fees, dividend income and other income, including settlement of net profits interests, overriding royalty interests and structuring fees, was $100,481, $79,402, and $40,681 for the years ended June 30, 2009, June 30, 2008 and June 30, 2007, respectively. Drivers of these increases include increased assets generating increased interest and dividend income along with increased income from royalty and settlement of net profits interests. The following table describes the various components of investment income and the related levels of debt investments:

	Year Ended June 30, 2009	Year Ended June 30, 2008	Year Ended June 30, 2007
Interest income	$62,926	$59,033	$30,084
Dividend income	22,793	12,033	6,153
Other income	14,762	8,336	4,444
Total investment income	$100,481	$79,402	$40,681

Average debt principal of investments	$525,144	$397,913	$172,605
Weighted-average interest rate earned	12.0%	14.8%	17.4%

     Total investment income has increased from $40,681 for the year ended June 30, 2007 to $79,402 for the year ended June 30, 2008 to $100,481 for the year ended June 30, 2009. Investment income has been increasing as we continue to deploy the additional capital, raised in both debt and equity offerings, in revenue-producing assets.

     Average interest income producing assets have increased from $172,605 for the year ended June 30, 2007 to $397,913 for the year ended June 30, 2008 to $525,144 for the year ended June 30, 2009. While we have been able to increase the gross amount of interest income, average yields on interest bearing assets have decreased from 17.4% for the year ended June 30, 2007 to 14.8% for the year ended June 30, 2008 to 12.0% for the year ended June 30, 2009. These decreases are the result of our increasing our asset mix in financings with private equity sponsors. We believe that such financings offer less risk, and consequently lower yields, due, in part, to lesser risk to our capital resulting from larger equity at risk underneath our capital. Holding these types of investments has allowed us to more effectively utilize our credit facility to finance such assets at an average rate of 3.8% for the year ended June 30, 2009. Additionally, during the year ended June 30, 2009, interest of $18,746 was foregone on non-accrual debt investments compared to $3,449 and $1,270 of foregone interest for the year ended June 30, 2008 and June 30, 2007, respectively. Without these adjustments, the weighted average interest rates earned on debt investments would have been 15.6%, 15.7% and 18.2% for the years ended June 30, 2009, 2008 and 2007, respectively.

     Investment income is also generated from dividends and other income. Dividend income has grown significantly from $6,153 for the year ended June 30, 2007 to $12,033 for the year ended June 30, 2008 to $22,793 for the year ended June 30, 2009. We have received dividends from our investments in GSHI, R-V, Ajax, C&J and NRG. The increase in dividend income is mostly attributable to dividends received from our investment in GSHI, which were $9,450 and $20,500 during the years ended June 30, 2008 and June 30, 2009, respectively.

     Other income has come primarily from structuring fees, overriding royalty interests, and settlement of net profits interests. Income from other sources has grown significantly from $4,444 for the year ended June 30, 2007 to $8,336 for the year ended June 30, 2008 to $14,762 for the year ended June 30, 2009. During the year ended June 30, 2008 we received royalty income and settlement of net profits interest of $2,984 in the aggregate related to Ken-Tex Energy Corp, and $4,751 of structuring fees related to Ajax, H&M and various other portfolio investments. During the year ended June 30, 2009, structuring fees of $1,274 were received primarily related to Biotronic and GSHI, a decrease of $3,477 from the year ended June 30, 2008. The increase in other income for the year ended June 30, 2009 is largely due to the settlement of our net profit interests in IEC/ARS for $12,576.

Operating Expenses

     Our primary operating expenses consist of investment advisory fees (base and incentive fees), credit facility costs, legal and professional fees and other operating and overhead-related expenses. These expenses include our allocable portion of overhead under the Administration Agreement with Prospect Administration under which Prospect Administration provides administrative services and facilities for us. Our investment advisory fees compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions in accordance with our Administration Agreement with Prospect Administration. Operating expenses were $41,318, $34,289 and $17,550 for the years ended June 30, 2009, June 30, 2008 and June 30, 2007, respectively.

     The base investment advisory expenses were $11,915, $8,921 and $5,445 for the years ended June 30, 2009, June 30, 2008 and June 30, 2007, respectively. These increases are directly related to our growth in total assets. $14,790, $11,278 and $5,781 in income incentive fees were earned for the years ended June 30, 2009, June 30, 2008 and June 30, 2007, respectively. The increases in the income incentive fees are driven by our stronger performance with respect to net investment income as evidenced by net operating income ratios of 13.14%, 12.66% and 9.71% for the years ended June 30, 2009, June 30, 2008 and June 30, 2007, respectively. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.

     During the years ended June 30, 2009, June 30, 2008 and June 30, 2007, we incurred $6,161, $6,318 and $1,903, respectively, of expenses related to our credit facilities. These expenses are related directly to the leveraging capacity put into place for each of those years and the levels of indebtedness actually undertaken in those years. The table below describes the various credit facility expenses and the related indicators of leveraging capacity and indebtedness.

	Year Ended June 30, 2009	Year Ended June 30, 2008	Year Ended June 30, 2007
Interest expense	$5,075	$5,104	$357
Amortization of deferred financing costs	759	726	1,264
Commitment and other fees	327	488	282
Total	$6,161	$6,318	$1,903
Weighted average debt outstanding	$132,013	$90,032	$4,282
Weighted average interest rate	3.84%	5.67%	8.37%
Facility amount at beginning of year	$200,000	$200,000	$30,000

     The decrease in our interest rate incurred is primarily due to a decrease in average LIBOR of approximately 1.44% for the year ended June 30, 2009 in comparison to 4.08% and 5.33% for the years ended June 30, 2008 and 2007, respectively. This decrease is partially offset by an increase of 125 basis points in our current borrowing rate effective November 14, 2008.

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

     Legal costs decreased significantly from $2,503 for the year ended June 30, 2008 to $947 for the year ended June 30, 2009 as there were reduced costs for litigation.

Net Investment Income, Net Realized Gains (Loss), Increase (Decrease) in Net Assets from Net Changes in Unrealized Appreciation/Depreciation and Net Increase in Net Assets Resulting from Operations

     Our net investment income was $59,163, $45,113 and $23,131 for the years ended June 30, 2009, June 30, 2008 and June 30, 2007, respectively. Net investment income represents the difference between investment income and operating expenses and is directly impacted by the items described above.

     Net realized (losses) gains were ($39,078), ($16,222) and $1,949 for the years ended June 30, 2009, June 30, 2008 and June 30, 2007, respectively. On June 30, 2009, we determined that the impairment of the CCEHI investment was other than temporarily impaired and recognized a realized loss for the amount by which the amortized cost exceeded the current fair value. This loss was partially offset by realized gains from sales of the Arctic warrants and Deep Down common stock. The net realized loss of $16,222 sustained in the year ended June 30, 2008 was due mainly to the sale of Charlevoix and Advantage Oilfield Group Ltd. (“AOG”) while the $1,949 realized gain registered for the year ended June 30, 2007 is attributable to the sale of Evolution Petroleum Corporation.

     Increase (decrease) in net assets from changes in unrealized appreciation/depreciation was $15,019, ($1,300) and ($8,352) for the years ended June 30, 2009, June 30, 2008 and June 30, 2007, respectively. For the year ended June 30, 2009, the net unrealized appreciation was driven by significant write-ups of our investments in AGC, GSHI, NRG, R-V, Shearer’s and Stryker, and by the disposition of previously written-down investment in CCEI mentioned above, which, in turn, were offset by significant write-downs our investments in Ajax, AEH, Conquest, Deb Shops, Iron Horse and Yatesville as well as the elimination of the unrealized appreciation resulting from the sale of Deep Down mentioned above. For the year ended June 30, 2008, $1,300 of the decrease in net assets from the net change in unrealized appreciation/depreciation was driven by significant write-downs in our investments in ICS, WECO, and Yatesville partially offset by the write-up for our investment in GSHI and by the disposition of previously written-down investments in AOG and ESA. For the year ended June 30, 2007, $8,352 of the decrease in net assets from such changes is attributable to significant write-downs of our investments in AOG, ESA, Unity Virginia Holdings LLC and Whymore Coal Company Inc. which, in turn, were slightly offset by a significant write-up in the value for GSHI.

Financial Condition, Liquidity and Capital Resources

     Our cash flows used in operating activities totaled ($74,000), ($204,025) and ($143,890) for the years ended June 30, 2009, June 30, 2008 and June 30, 2007, respectively. Financing activities provided cash flows of $83,387, $204,580 and $143,890 for the years ended June 30, 2009, June 30, 2008 and June 30, 2007, respectively. Dividends paid and declared were $43,257, $24,915 and $21,634 for the years ended June 30, 2009, June 30, 2008 and June 30, 2007, respectively.

     Our primary uses of funds have been to add to our investments in our portfolio companies, to add new companies to our investment portfolio, and to make cash distributions to holders of our common stock.

     We have funded and may continue to fund a portion of our cash needs through borrowings from banks, issuances of senior securities or secondary offerings. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. At June 30, 2009, we had a $175,000 revolving credit facility on which $124,800 was outstanding.

     On September 6, 2007, our Registration Statement on Form N-2 was declared effective by the SEC. At June 30, 2009, under the Registration Statement, we had remaining availability to issue up to approximately $248,700 of our equity securities over the next 14 months. In July 2009 and August 2009, we issued an additional $46,580 and $29,322, respectively, in common stock, reducing the remaining availability to approximately $172,800.

     We also continue to generate liquidity through stock offerings and the realization of portfolio investments. On March 19, 2009, April 27, 2009, May 26, 2009, and July 7, 2009, we completed public stock offerings for 1,500,000 shares, 3,680,000 shares, 7,762,500 shares, and 5,175,000 shares, of our common stock at $8.20 per share, $7.75 per share, $8.25 per share, $9.00 per share, raising $12,300, $28,520, $64,041, and $46,580 of gross proceeds, respectively. On August 20, 2009, we issued 3,449,686 shares at $8.50 per share in a private stock offering generating $29,322 of gross proceeds from the offering. Concurrent with the sale of these shares, we entered into a registration rights agreement in which we granted the purchasers certain registration rights with respect to the shares. Under the terms and conditions of the registration rights agreement, we will use our reasonable best efforts to file with the SEC within sixty (60) days a post-effective amendment to the registration statement on Form N-2 and will also use our reasonable best efforts to cause such post-effective amendment to be declared effective by the SEC within one hundred twenty (120) days. Under the registration rights agreement, we may be obligated to make liquidated damages payments to holders upon certain events.

Off-Balance Sheet Arrangements

     At June 30, 2009, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than those which originate from 1) the investment advisory and management agreement and the administration agreement and 2) the portfolio companies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     We are subject to financial market risks, including changes in interest rates and equity price risk. Some of the loans in our portfolio have floating interest rates.

     We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the twelve months ended June 30, 2009, we did not engage in hedging activities.

Item 8. Financial Statements and Supplementary Data.

TABLE OF CONTENTS

PAGE
AUDITED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	74
Consolidated Statements of Assets and Liabilities as of June 30, 2009
and June 30, 2008	75
Consolidated Statements of Operations - For the Years Ended June 30, 2009,
June 30, 2008 and June 30, 2007	76
Consolidated Statements of Changes in Net Assets - For the Years Ended
June 30, 2009, June 30, 2008 and June 30, 2007	77
Consolidated Statements of Cash Flows - For the Years Ended June 30, 2009,
June 30, 2008 and June 30, 2007	78
Consolidated Schedules of Investments as of June 30, 2009 and June 30, 2008	79
Notes to Financial Statements	93

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Prospect Capital Corporation
New York, New York

     We have audited the accompanying consolidated statements of assets and liabilities of Prospect Capital Corporation, including the schedule of investments, as of June 30, 2009 and 2008, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended June 30, 2009, and the financial highlights for each of the periods presented. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

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

     In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Prospect Capital Corporation at June 30, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2009, and the financial highlights for each of the periods presented in conformity with accounting principles generally accepted in the United States of America.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Prospect Capital Corporation’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 11, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
--------------------------
BDO Seidman, LLP
New York, New York
September 11, 2009

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	June 30, 2009	June 30, 2008
Assets (Note 10)
Investments at fair value (net cost of $531,424 and $496,805, respectively,
Note 3)
Control investments (net cost of $187,105 and $203,661, respectively)	$206,332	$205,827
Affiliate investments (net cost of $33,544 and $5,609, respectively)	32,254	6,043
Non-control/Non-affiliate investments (net cost of $310,775 and $287,535,
respectively)	308,582	285,660
Total investments at fair value	547,168	497,530
Investments in money market funds	98,735	33,000
Cash	9,942	555
Receivables for:
Interest, net	3,562	4,094
Dividends	28	4,248
Loan principal	—	71
Other	571	567
Prepaid expenses	68	273
Deferred financing costs	6,951	1,440
Total Assets	667,025	541,778
Liabilities
Credit facility payable (Note 10)	124,800	91,167
Dividends payable	—	11,845
Due to Prospect Administration (Note 7)	842	695
Due to Prospect Capital Management (Note 7)	5,871	5,946
Accrued expenses	2,381	1,104
Other liabilities	535	1,398
Total Liabilities	134,429	112,155
Net Assets	$532,596	$429,623

Components of Net Assets
Common stock, par value $0.001 per share (100,000,000 and 100,000,000 common shares authorized, respectively; 42,943,084 and 29,520,379 issued
and outstanding, respectively) (Note 5)	$43	$30
Paid-in capital in excess of par	545,707	441,332
Undistributed net investment income	24,152	1,508
Accumulated realized losses on investments	(53,050)	(13,972)
Unrealized appreciation on investments	15,744	725
Net Assets	$532,596	$429,623
Net Asset Value Per Share	$12.40	$14.55

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended
	June 30, 2009	June 30, 2008	June 30, 2007
Investment Income
Interest income:
Control investments (Net of foreign withholding tax
of $166, $230, and $178, respectively)	$19,281	$21,709	$13,500
Affiliate investments (Net of foreign withholding tax
of $–, $70, and $237, respectively)	3,039	1,858	3,489
Non-control/Non-affiliate investments	40,606	35,466	13,095
Total interest income	62,926	59,033	30,084
Dividend income
Control investments	22,468	11,327	3,400
Money market funds	325	706	2,753
Total dividend income	22,793	12,033	6,153
Other income: (Note 4)
Control/affiliate investments	1,249	1,123	230
Non-control/Non-affiliate investments	13,513	7,213	4,214
Total other income	14,762	8,336	4,444
Total Investment Income	100,481	79,402	40,681
Operating Expenses
Investment advisory fees:
Base management fee (Note 7)	11,915	8,921	5,445
Income incentive fee (Note 7)	14,790	11,278	5,781
Total investment advisory fees	26,705	20,199	11,226
Interest and credit facility expenses	6,161	6,318	1,903
Sub-administration fees (including former Chief Financial Officer
and Chief Compliance Officer)	846	859	567
Legal fees	947	2,503	1,365
Valuation services	705	577	395
Audit, compliance and tax related fees	1,015	470	599
Allocation of overhead from Prospect Administration (Note 7)	2,856	2,139	532
Insurance expense	246	256	291
Directors’ fees	269	253	230
Other general and administrative expenses	1,035	715	442
Excise taxes	533	—	—
Total Operating Expenses	41,318	34,289	17,550
Net Investment Income	59,163	45,113	23,131
Net realized (loss) gain on investments	(39,078)	(16,222)	1,949
Net change in unrealized appreciation (depreciation) on investments	15,019	(1,300)	(8,352)
Net Increase in Net Assets Resulting from Operations	$35,104	$27,591	$16,728
Net increase in net assets resulting from operations
per share: (Note 6 and Note 8)	$1.11	$1.17	$1.06
Weighted average shares of common stock outstanding:	31,559,905	23,626,642	15,724,095

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except share data)

	Year Ended
	June 30, 2009	June 30, 2008	June 30, 2007
Increase in Net Assets from Operations:
Net investment income	$59,163	$45,113	$23,131
Net realized (loss) gain on investments	(39,078)	(16,222)	1,949
Net change in unrealized appreciation (depreciation) on investments	15,019	(1,300)	(8,352)
Net Increase in Net Assets Resulting from Operations	35,104	27,591	16,728
Dividends to Shareholders	(36,519)	(39,513)	(27,542)

Capital Share Transactions:
Net proceeds from capital shares sold	100,304	140,249	197,558
Less: Offering costs of public share offerings	(1,023)	(1,505)	(874)
Reinvestment of dividends	5,107	2,753	5,908
Net Increase in Net Assets Resulting from Capital Share
Transactions	104,388	141,497	202,592
Total Increase in Net Assets:	102,973	129,575	191,778
Net assets at beginning of year	429,623	300,048	108,270
Net Assets at End of Year	$532,596	$429,623	$300,048

Capital Share Activity:
Shares sold	12,942,500	9,400,000	12,526,650
Shares issued through reinvestment of dividends	480,205	171,314	352,542
Net increase in capital share activity	13,422,705	9,571,314	12,879,192
Shares outstanding at beginning of year	29,520,379	19,949,065	7,069,873
Shares Outstanding at End of Year	42,943,084	29,520,379	19,949,065

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)

	Year Ended
	June 30, 2009	June 30, 2008	June 30, 2007
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$35,104	$27,591	$16,728
Net realized loss (gain) on investments	39,078	16,239	(1,947)
Net change in unrealized (appreciation) depreciation on investments	(15,019)	1,300	8,352
Accretion of original issue discount on investments	(2,399)	(2,095)	(1,808)
Amortization of deferred financing costs	759	727	1,264
Change in operating assets and liabilities:
Payments for purchases of investments	(98,305)	(311,947)	(167,255)
Proceeds from sale of investments and collection of
investment principal	27,007	127,212	38,407
Purchases of cash equivalents	(39,999)	(274,949)	(259,887)
Sales of cash equivalents	39,999	274,932	259,885
Net (increase) decrease investments in money market funds	(65,735)	8,760	(40,152)
Decrease (increase) in interest receivable, net	532	(1,955)	(500)
Decrease (increase) in dividends receivable	4,220	(3,985)	(250)
Decrease (increase) in loan principal receivable	71	(71)	385
Decrease in receivable for securities sold	—	—	369
Decrease in receivable for structuring fees	—	1,625	—
Decrease in due from Prospect Administration	—	—	28
Decrease in due from Prospect Capital Management	—	—	5
Increase in other receivables	(4)	(296)	(1,896)
Decrease (increase) in prepaid expenses	205	198	(394)
(Decrease) increase in payables for securities purchased	—	(70,000)	32
Increase in due to Prospect Administration	147	365	330
(Decrease) increase in due to Prospect Capital Management	(75)	1,438	3,763
Increase (decrease) in accrued expenses	1,277	(208)	469
(Decrease) increase in other liabilities	(863)	1,094	182
Net Cash Used In Operating Activities:	(74,000)	(204,025)	(143,890)
Cash Flows from Financing Activities:
Borrowings under credit facility	100,157	238,492	—
Payments under credit facility	(66,524)	(147,325)	(28,500)
Financing costs paid and deferred	(6,270)	(416)	(2,660)
Net proceeds from issuance of common stock	100,304	140,249	197,558
Offering costs from issuance of common stock	(1,023)	(1,505)	(874)
Dividends paid	(43,257)	(24,915)	(21,634)
Net Cash Provided By Financing Activities:	83,387	204,580	143,890
Total Increase in Cash	9,387	555	—
Cash balance at beginning of year	555	—	—
Cash Balance at End of Year	$9,942	$555	$—
Cash Paid For Interest	$5,014	$4,942	$639
Non-Cash Financing Activity:
Amount of shares issued in connection with dividend
reinvestment plan	$5,107	$2,753	$5,908

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULES OF INVESTMENTS
June 30, 2009 and June 30, 2008
(in thousands, except share data)

			June 30, 2009
Portfolio Investments (1)	Locale/Industry	Par Value / Shares / Ownership %	Cost	Fair Value (2)	% of Net Assets
Control Investments
(25.00% or greater of voting control)
Ajax Rolled Ring & Machine	South Carolina/
	Manufacturing
Unrestricted common shares (7 total unrestricted
common shares issued and outstanding and
681.85 restricted common shares issued and
outstanding)		6	$—	$—	0.0%
Series A convertible preferred shares (7,192.6
total preferred shares issued and outstanding)		6,142.6	6,057	—	0.0%
Subordinated secured note – Tranche B,
11.50% plus 6.00% PIK, 4/01/2013
(3), (4)		$11,675	11,675	10,151	1.9%
Senior secured note – Tranche A, 10.50%,
4/01/2013 (3), (5)		$21,487	21,487	21,487	4.0%
Total			39,219	31,638	5.9%
C&J Cladding LLC	Texas/Metal
	Services
Warrant, common units, expiring 3/30/2014
(1,000 total company units outstanding)		400	580	3,825	0.7%
Senior secured note, 14.00%, 3/30/2012
(3), (6)		$3,150	2,722	3,308	0.6%
Total			3,302	7,133	1.3%
Change Clean Energy Holdings, Inc. (“CCEHI”) (7)	Maine/Biomass
	Power
CCEHI common shares (1,000 total common
shares issued and outstanding)		1,000	2,530	2,530	0.5%
Gas Solutions Holdings, Inc. (3), (8)	Texas/Gas
	Gathering and
	Processing
Common shares
(100 total common shares outstanding)		100	5,003	55,187	10.4%
Junior secured note, 18.00%, 12/23/2018		$5,000	5,000	5,000	0.9%
Senior secured note, 18.00%, 12/22/2018		$25,000	25,000	25,000	4.7%
Total			35,003	85,187	16.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
June 30, 2009 and June 30, 2008
(in thousands, except share data)

			June 30, 2009
Portfolio Investments (1)	Locale/Industry	Par Value / Shares / Ownership %	Cost	Fair Value (2)	% of Net Assets
Control Investments (continued)
Integrated Contract Services, Inc. (9)	North Carolina/
	Contracting
Common stock
(100 total common shares outstanding)		49	$679	$—	0.0%
Series A preferred shares
(10 total Series A preferred shares outstanding)		10	—	—	0.0%
Junior secured note, stated rate 7.00% plus 7.00%
PIK plus 6.00% default interest, in non-
accrual status effective 10/09/2007, past due		$14,003	14,003	3,030	0.6%
Senior secured note, stated rate 7.00% plus
7.00% PIK plus 6.00% default interest, in non-
accrual status effective 10/09/2007, past due		$800	800	800	0.1%
Senior demand note, 15.00%, 6/30/2009 (10)		$1,170	1,170	1,170	0.2%
Total			16,652	5,000	0.9%
Iron Horse Coiled Tubing, Inc.	Alberta, Canada/
	Production
	Services
Common shares (2,231 total class A common
shares outstanding)		1,781	268	—	0.0%
Senior secured note, 15.00%, 12/31/2009		$9,250	9,250	3,004	0.6%
Bridge loan, 15.00% plus 3.00% PIK, 12/31/2009		$9,826	9,826	9,602	1.8%
Total			19,344	12,606	2.4%
NRG Manufacturing, Inc.	Texas/
	Manufacturing
Common shares (1,000 total common shares
issued and outstanding)		800	2,317	19,294	3.6%
Senior secured note, 16.50%, 8/31/2011 (3), (11)		$13,080	13,080	13,080	2.5%
Total			15,397	32,374	6.1%
R-V Industries, Inc.	Pennsylvania/
	Manufacturing
Common shares (750,000 total common shares
issued and outstanding)		545,107	5,086	12,267	2.3%
Warrants, common shares, expiring 6/30/2017
(200,000 total common shares outstanding)		200,000	1,682	4,500	0.8%
Total			6,768	16,767	3.1%
Yatesville Coal Holdings, Inc. (12)	Kentucky/
	Mining and Coal
	Production
Common stock
(1,000 total common shares outstanding)		1,000	427	—	0.0%
Junior secured note, 15.72%, in non-accrual
status effective 1/01/2009, matures
12/31/2010		$38,463	38,463	3,097	0.6%
Senior secured note, 15.72%, in non-accrual
status effective 1/01/2009, matures
12/31/2010		$10,000	10,000	10,000	1.9%
Total			48,890	13,097	2.5%
Total Control Investments			187,105	206,332	38.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
June 30, 2009 and June 30, 2008
(in thousands, except share data)

			June 30, 2009
Portfolio Investments (1)	Locale/Industry	Par Value / Shares / Ownership %	Cost	Fair Value (2)	% of Net Assets
Affiliate Investments
(5.00% to 24.99% of voting control)
Appalachian Energy Holdings LLC (13)	West Virginia/
	Construction
	Services
Warrants - Class A common units,
expiring 2/13/2016 (86,843 total fully-diluted
class A common units outstanding)		6,065	$176	$—	0.0%
Warrants - Class A common units,
expiring 6/17/2018 (86,843 total fully-diluted
class A common units outstanding)		6,025	172	—	0.0%
Warrants – Class A common units,
expiring 11/30/2018 (86,843 total fully-diluted
class A common units outstanding)		25,000	—	—	0.0%
Series A preferred equity (1,075 total series A
preferred equity units outstanding)		200	82	—	0.0%
Series B preferred equity (794 total series B
preferred equity units outstanding)		241	241	—	0.0%
Series C preferred equity (500 total series C
preferred equity units outstanding)		500	500	—	0.0%
Senior Secured Debt Tranche B, 14.00% plus
3.00% PIK plus 3.00% default interest, non-
accrual status effective 11/01/2008, past due		$2,050	1,955	356	0.1%
Senior Secured Debt Tranche A, 14.00% plus
3.00% PIK plus 3.00% default interest, non-
accrual status effective 11/01/2008, matures
1/31/2011		$1,997	1,891	2,052	0.4%
Total			5,017	2,408	0.5%
Biotronic NeuroNetwork	Michigan/
	Healthcare
Preferred shares
(85,000 total preferred shares outstanding) (14)		9,925.455	2,300	2,839	0.5%
Senior secured note, 11.50% plus 1.00% PIK,
2/21/2013 (3), (15)		$26,227	26,227	27,007	5.1%
Total			28,527	29,846	5.6%
Total Affiliate Investments			33,544	32,254	6.1%
Non-control/Non-affiliate Investments
(less than 5.00% of voting control)
American Gilsonite Company	Utah/Specialty
	Minerals
Membership interest units in AGC\PEP, LLC (16)		99.9999%	1,031	3,851	0.7%
Senior subordinated note, 12.00% plus 3.00%
PIK, 3/14/2013 (3)		$14,783	14,783	15,073	2.8%
Total			15,814	18,924	3.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
June 30, 2009 and June 30, 2008
(in thousands, except share data)

			June 30, 2009
Portfolio Investments (1)	Locale/Industry	Par Value / Shares / Ownership %	Cost	Fair Value (2)	% of Net Assets
Non-control/Non-affiliate Investments
(continued)
Castro Cheese Company, Inc. (3)	Texas/Food
	Products
Junior secured note, 11.00% plus 2.00% PIK,
2/28/2013		$7,538	$7,413	$7,637	1.4%
Conquest Cherokee, LLC (17)	Tennessee/Oil and
	Gas Production
Overriding Royalty Interests		—	—	565	0.1%
Senior secured note, 13.00%, in non-accrual
status effective 4/01/2009 plus 4.00% default
interest, past due (18)		$10,200	10,191	6,855	1.3%
Total			10,191	7,420	1.4%
Deb Shops, Inc. (19)	Pennsylvania/
	Retail
Second lien debt, 8.67%, 10/23/2014		$15,000	14,623	6,272	1.2%
Diamondback Operating, LP	Oklahoma/Oil and
	Gas Production
Net profits interest, 15.00% payable on equity
distributions (20)		—	—	458	0.1%
Freedom Marine Services LLC (3), (21)	Louisiana/
	Shipping Vessels
Net profits interest, 22.50% payable on equity
distributions		—	—	229	0.0%
Subordinated secured note, 12.00% plus 4.00%
PIK, 12/31/2011 (22)		$7,234	7,160	7,152	1.4%
Total			7,160	7,381	1.4%
H&M Oil & Gas, LLC (3), (21)	Texas/Oil and Gas
	Production
Net profits interest, 8.00% payable on equity
distributions		—	—	1,682	0.3%
Senior secured note, 13.00%, 6/30/2010 (23)		$49,688	49,688	49,697	9.3%
Total			49,688	51,379	9.6%
IEC Systems LP ("IEC") /	Texas/Oilfield
Advanced Rig Services LLC ("ARS") (3), (24)	Fabrication
IEC senior secured note, 12.00% plus 3.00%
PIK, 11/20/2012		$21,411	21,411	21,839	4.1%
ARS senior secured note, 12.00% plus 3.00%
PIK, 11/20/2012		$12,836	12,836	13,092	2.5%
Total			34,247	34,931	6.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
June 30, 2009 and June 30, 2008
(in thousands, except share data)

			June 30, 2009
Portfolio Investments (1)	Locale/Industry	Par Value / Shares / Ownership %	Cost	Fair Value (2)	% of Net Assets
Non-control/Non-affiliate Investments
(continued)
Maverick Healthcare, LLC	Arizona/
	Healthcare
Common units (79,000,000 total class A common
units outstanding)		1,250,000	$—	$—	0.0%
Preferred units (79,000,000 total preferred units
outstanding)		1,250,000	1,252	1,300	0.2%
Second lien debt, 12.00% plus 1.50% PIK,
4/30/2014 (3)		$12,691	12,691	12,816	2.4%
Total			13,943	14,116	2.6%
Miller Petroleum, Inc. (25)	Tennessee/Oil and
	Gas Production
Warrants, common shares, expiring 5/04/2010 to
6/30/2014 (15,811,856 total common shares
outstanding)		1,935,523	150	241	0.1%
Peerless Manufacturing Co. (3)	Texas/
	Manufacturing
Subordinated secured note, 11.50% plus 3.50%
PIK, 4/29/2013		$20,000	20,000	20,400	3.8%
Qualitest Pharmaceuticals, Inc. (3), (26)	Alabama/
	Pharmaceuticals
Second lien debt, 8.10%, 4/30/2015		$12,000	11,949	11,452	2.2%
Regional Management Corp. (3)	South Carolina/
	Financial Services
Second lien debt, 12.00% plus 2.00% PIK,
6/29/2012		$25,424	25,424	23,073	4.3%
Resco Products, Inc. (3), (27)	Pennsylvania/
	Manufacturing
Second lien debt, 8.67%, 6/22/2014		$9,750	9,594	9,750	1.8%
Shearer's Foods, Inc.	Ohio/Food
	Products
Membership interest units in Mistral Chip
Holdings, LLC (45,300 total membership units
outstanding) (28)		2,000	2,000	3,419	0.6%
Second lien debt, 14.00%, 10/31/2013 (3)		$18,000	18,000	18,360	3.5%
Total			20,000	21,779	4.1%
Stryker Energy, LLC (29)	Ohio/Oil and Gas
	Production
Overriding Royalty Interests		—	—	2,918	0.6%
Subordinated secured revolving credit facility,
12.00%, 12/01/2011 (3), (30)		$29,500	29,154	29,554	5.5%
Total			29,154	32,472	6.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
June 30, 2009 and June 30, 2008
(in thousands, except share data)

			June 30, 2009
Portfolio Investments (1)	Locale/Industry	Par Value / Shares / Ownership %	Cost	Fair Value (2)	% of Net Assets
Non-control/Non-affiliate Investments
(continued)
TriZetto Group (3)	California/
	Healthcare
Subordinated unsecured note, 12.00% plus 1.50%
PIK, 10/01/2016		$15,205	$15,065	$16,331	3.1%
Unitek (3), (31)	Pennsylvania/
	Technical
	Services
Second lien debt, 13.08%, 12/31/2013		$11,500	11,360	11,730	2.2%
Wind River Resources Corp. and	Utah/Oil and Gas
Wind River II Corp. (21)	Production
Net profits interest, 5.00% payable on equity
distributions		—	—	192	0.0%
Senior secured note, stated rate 13.00% plus
3.00% default interest, in non-accrual status
effective 12/01/2008, matures 7/31/2010 (32)		$15,000	15,000	12,644	2.4%
Total			15,000	12,836	2.4%
Total Non-control/Non-affiliate Investments			310,775	308,582	57.9%
Total Portfolio Investments			531,424	547,168	102.7%
Money Market Funds
Fidelity Institutional Money Market Funds -
Government Portfolio (Class I)		94,752,972	94,753	94,753	17.8%
Fidelity Institutional Money Market Funds -
Government Portfolio (Class I) (3)		3,982,278	3,982	3,982	0.7%
Total Money Market Funds			98,735	98,735	18.5%
Total Investments			$630,159	$645,903	121.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
June 30, 2009 and June 30, 2008
(in thousands, except share data)

			June 30, 2008
Portfolio Investments (1)	Locale/Industry	Par Value / Shares / Ownership %	Cost	Fair Value (2)	% of Net Assets
Control Investments
(25.00% or greater of voting control)
Ajax Rolled Ring & Machine	South Carolina/
	Manufacturing
Unrestricted common shares (7 total unrestricted
common shares issued and outstanding and
803.18 restricted common shares issued and
outstanding)		6	$—	$—	0.0%
Series A convertible preferred shares (7,222.6
total preferred shares issued and outstanding)		6,142.6	6,293	6,293	1.5%
Subordinated secured note – Tranche B,
11.50% plus 6.00% PIK, 4/01/2013 (3), (4)		$11,500	11,500	11,500	2.6%
Senior secured note – Tranche A, 10.50%,
4/01/2013 (3), (5)		$21,890	21,890	21,890	5.1%
Total			39,683	39,683	9.2%
C&J Cladding LLC (3)	Texas/Metal
	Services
Warrant, common units, expiring 3/30/2014
(600 total company units outstanding)		400	580	2,222	0.5%
Senior secured note, 14.00%, 3/30/2012 (6)		$4,800	4,085	4,607	1.1%
Total			4,665	6,829	1.6%
Gas Solutions Holdings, Inc. (8)	Texas/Gas
	Gathering and
	Processing
Common shares
(100 total common shares outstanding)		100	5,221	41,542	9.7%
Subordinated secured note, 18.00%,
12/22/2009 (3)		$20,000	20,000	20,000	4.7%
Total			25,221	61,542	14.4%
Integrated Contract Services, Inc. (9)	North Carolina/
	Contracting
Common stock
(100 total common shares outstanding)		49	491	—	0.0%
Series A preferred shares
(10 total Series A preferred shares outstanding)		10	—	—	0.0%
Junior secured note, 14.00%, 9/30/2010		$14,003	14,003	3,030	0.7%
Senior secured note, 14.00%, 9/30/2010		$800	800	800	0.2%
Senior demand note, 15.00%, 6/30/2009 (10)		$1,170	1,170	1,170	0.3%
Total			16,464	5,000	1.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
June 30, 2009 and June 30, 2008
(in thousands, except share data)

			June 30, 2008
Portfolio Investments (1)	Locale/Industry	Par Value / Shares / Ownership %	Cost	Fair Value (2)	% of Net Assets
Control Investments (continued)
Iron Horse Coiled Tubing, Inc.	Alberta, Canada/
	Production
	Services
Common shares (1,093 total common
shares outstanding)		643	$268	$49	0.0%
Warrants for common shares (33)		1,138	—	—	0.0%
Senior secured note, 15.00%, 4/19/2009		$9,250	9,094	9,073	2.1%
Bridge loan, 15.00% plus 3.00% PIK, 12/11/2008			2,103	2,060	0.5%
Total			11,465	11,182	2.6%
NRG Manufacturing, Inc.	Texas/
	Manufacturing
Common shares (1,000 total common shares
issued and outstanding)		800	2,317	8,656	2.0%
Senior secured note, 16.50%, 8/31/2011 (3), (11)		$13,080	13,080	13,080	3.0%
Total			15,397	21,736	5.0%
R-V Industries, Inc.	Pennsylvania/
	Manufacturing
Common shares (800,000 total common shares
outstanding)		545,107	5,031	8,064	1.9%
Warrants, common shares, expiring 6/30/2017		200,000	1,682	2,959	0.7%
Senior secured note, 15.00%, 6/30/2017 (3)		$7,526	5,912	7,526	1.8%
Total			12,625	18,549	4.4%
Worcester Energy Partners, Inc. (7)	Maine/
	Biomass Power
Equity ownership		—	457	1	0.0%
Senior secured note, 12.50%, 12/31/2012		$37,388	37,264	15,579	3.6%
Total			37,721	15,580	3.6%
Yatesville Coal Holdings, Inc. (12)	Kentucky/
	Mining and Coal
	Production
Common stock
(1,000 total common shares outstanding)		1,000	284	—	0.0%
Junior secured note, 12.50%, 12/31/2010		$30,136	30,136	15,726	3.7%
Senior secured note, 12.50%, 12/31/2010		$10,000	10,000	10,000	2.3%
Total			40,420	25,726	6.0%
Total Control Investments			203,661	205,827	48.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
June 30, 2009 and June 30, 2008
(in thousands, except share data)

			June 30, 2008
Portfolio Investments (1)	Locale/Industry	Par Value / Shares / Ownership %	Cost	Fair Value (2)	% of Net Assets
Affiliate Investments
(5.00% to 24.99% of voting control)
Appalachian Energy Holdings LLC (3), (13)	West Virginia/
	Construction
	Services
Warrants - Class A common units,
expiring 2/13/2016 (49,753 total class
A common units outstanding)		12,090	$348	$794	0.2%
Series A preferred equity (16,125 total series A
preferred equity units outstanding)		3,000	72	162	0.0%
Series B preferred equity (794 total series B
preferred equity units outstanding)		241	241	—	0.0%
Senior Secured Debt Tranche A, 14.00% plus
3.00% PIK, 1/31/2011		$3,003	3,003	3,003	0.7%
Senior Secured Debt Tranche B, 14.00% plus
3.00% PIK, 05/01/2009		$1,945	1,945	2,084	0.5%
Total			5,609	6,043	1.4%
Total Affiliate Investments			5,609	6,043	1.4%
Non-control/Non-affiliate Investments
(less than 5.00% of voting control)
American Gilsonite Company	Utah/Specialty
	Minerals
Membership interest units in AGC\PEP, LLC (16)		99.9999%	1,000	1,000	0.2%
Senior subordinated note, 12.00% plus 3.00%,
3/14/2013 (3)		$14,632	14,632	14,632	3.4%
Total			15,632	15,632	3.6%
Conquest Cherokee, LLC (3), (17), (18)	Tennessee/Oil and
	Gas Production
Senior secured note, 13.00%, 5/05/2009		$10,200	10,125	9,923	2.3%
Deb Shops, Inc. (3), (19)	Pennsylvania/
	Retail
Second lien debt, 10.69%, 10/23/2014		$15,000	14,577	13,428	3.1%
Deep Down, Inc. (3)	Texas/Production
	Services
Warrant, common shares, expiring 8/06/2012
(174,732,501 total common shares
outstanding)		4,960,585	—	2,856	0.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
June 30, 2009 and June 30, 2008
(in thousands, except share data)

			June 30, 2008
Portfolio Investments (1)	Locale/Industry	Par Value / Shares / Ownership %	Cost	Fair Value (2)	% of Net Assets
Non-control/Non-affiliate Investments
(continued)
Diamondback Operating, LP (3), (21)	Oklahoma/Oil and
	Gas Production
Senior secured note, 12.00% plus 2.00% PIK,
8/28/2011		$9,200	$9,200	$9,108	2.1%
Freedom Marine Services LLC (3), (21), (22)	Louisiana/
	Shipping Vessels
Subordinated secured note, 12.00% plus 4.00%
PIK, 12/31/2011		$6,948	6,850	6,805	1.6%
H&M Oil & Gas, LLC (3), (21), (23)	Texas/Oil and Gas
	Production
Senior secured note, 13.00%, 6/30/2010		$50,500	50,500	50,500	11.8%
IEC Systems LP ("IEC") /	Texas/Oilfield
Advanced Rig Services LLC ("ARS") (3), (24)	Fabrication
IEC senior secured note, 12.00% plus 3.00%
PIK, 11/20/2012		$19,028	19,028	19,028	4.4%
ARS senior secured note, 12.00% plus 3.00%
PIK, 11/20/2012		$5,825	5,825	5,825	1.4%
Total			24,853	24,853	5.8%
Maverick Healthcare, LLC (3)	Arizona/
	Healthcare
Common units (78,100,000 total common
units outstanding)		1,250,000	1,252	1,252	0.3%
Preferred units (78,100,000 total preferred units
outstanding)		1,250,000	—	—	0.0%
Senior secured note, 12.00% plus 1.50% PIK,
10/13/2014		$12,500	12,500	12,500	2.4%
Total			13,752	13,752	3.2%
Miller Petroleum, Inc.	Tennessee/Oil and
	Gas Production
Warrants, common shares, expiring 5/04/2010 to
3/31/2013 (14,566,856 total common shares
outstanding)		1,571,191	150	111	0.0%
Peerless Manufacturing Co. (3)	Texas/
	Manufacturing
Subordinated secured note, 11.50% plus 3.50%
PIK, 4/30/2013		$20,000	20,000	20,000	4.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
June 30, 2009 and June 30, 2008
(in thousands, except share data)

			June 30, 2008
Portfolio Investments (1)	Locale/Industry	Par Value / Shares / Ownership %	Cost	Fair Value (2)	% of Net Assets
Non-control/Non-affiliate Investments
(continued)
Qualitest Pharmaceuticals, Inc. (3), (26)	Alabama/
	Pharmaceuticals
Second lien debt, 12.45%, 4/30/2015		$12,000	$11,944	$11,523	2.7%
Regional Management Corp. (3)	South Carolina/
	Financial Services
Subordinated secured note, 12.00% plus 2.00%
PIK, 6/29/2012		$25,000	25,000	23,699	5.5%
Resco Products, Inc. (3), (27)	Pennsylvania/
	Manufacturing
Second lien debt, 11.06%, 6/24/2014		$9,750	9,574	9,574	2.2%
Shearer's Foods, Inc.	Ohio/Food
	Products
Mistral Chip Holdings, LLC membership
unit (45,300 total membership units
outstanding) (28)		2,000	2,000	2,000	0.5%
Second lien debt, 14.00%, 10/31/2013 (3)		$18,000	18,000	17,351	4.0%
Total			20,000	19,351	4.5%
Stryker Energy, LLC (3), (29), (30)	Ohio/Oil and Gas
	Production
Subordinated revolving credit facility,
12.00%, 11/30/2011		$29,500	29,041	28,518	6.6%
Unitek (3), (31)	Pennsylvania/
	Technical
	Services
Second lien debt, 12.75%, 12/27/2012		$11,500	11,337	11,337	2.6%
Wind River Resources Corp. and	Utah/Oil and Gas
Wind River II Corp. (3), (21), (32)	Production
Senior secured note, 13.00%, 7/31/2009		$15,000	15,000	14,690	3.4%
Total Non-control/Non-affiliate Investments			287,535	285,660	66.4%
Total Portfolio Investments			496,805	497,530	115.8%
Money Market Funds
Fidelity Institutional Money Market Funds -
Government Portfolio (Class I)		25,954,531	25,954	25,954	6.0%
First American Funds, Inc. - Prime
Obligations Fund (Class A) (3)		7,045,610	7,046	7,046	1.6%
Total Money Market Funds			33,000	33,000	7.6%
Total Investments			$529,805	$530,530	123.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
June 30, 2009 and June 30, 2008
(in thousands, except share data)

Endnote Explanations for the Consolidated Schedules of Investments as of June 30, 2009 and June 30, 2008
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

(3) Security, or portion thereof, is held as collateral for the credit facility with Rabobank Nederland (see Note 11). The market values of these investments at June 30, 2009 and June 30, 2008 were $434,069 and $376,463, respectively; they represent 67.2% and 71.0% of total investments at fair value, respectively.

(4) Interest rate is the greater of 11.5% or 3-month LIBOR plus 8.5%; rate reflected is as of the reporting date - June 30, 2009 or June 30, 2008, as applicable.

(5) Interest rate is the greater of 10.5% or 3-month LIBOR plus 7.5%; rate reflected is as of the reporting date - June 30, 2009 or June 30, 2008, as applicable.

(6) Interest rate is the greater of 14.0% or 12-Month LIBOR plus 7.5%; rate reflected is as of the reporting date – June 30, 2009 or June 30, 2008, as applicable.

(7) There are several entities involved in the Biomass investment. We own 100 shares of common stock in Worcester Energy Holdings, Inc. (“WEHI”), representing 100% of the issued and outstanding common stock. WEHI, in turn, owns 51 membership certificates in Biochips LLC (“Biochips”), which represents a 51% ownership stake.

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

During the quarter ended March 31, 2009, we created two new entities in anticipation of the foreclosure proceedings against the co-borrowers (WECO, CCEI and Biochips) Change Clean Energy Holdings, Inc. (“CCEHI”) and DownEast Power Company, LLC (“DEPC”). We own 1,000 shares of CCEHI, representing 100% of the issued and outstanding stock, which in turn, owns a 100% of the membership interests in DEPC.

On March 11, 2009, we foreclosed on the assets formerly held by CCEI and Biochips with a successful credit bid of $6,000 to acquire the assets. The assets were subsequently assigned to DEPC.

WECO, CCEI and Biochips are joint borrowers on the term note issued to Prospect Capital. Effective July 1, 2008, this loan was placed on non-accrual status.

Biochips, WECO, CCEI, Precision and WEHI currently have no material operations and no significant assets. As of June 30, 2009, our Board of Directors assessed a fair value of $0 for all of these equity positions and the loan position. We have determined that the impairment of both CCEI and CCEHI as of June 30, 2009 is other than temporary and have recorded a realized loss for the amount that the amortized cost exceeds the fair value at June 30, 2009. Our Board of Directors set the value of the remaining CCEHI investment at $2,530 at June 30, 2009.

(8) Gas Solutions Holdings, Inc. is a wholly-owned investment of us.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
June 30, 2009 and June 30, 2008
(in thousands, except share data)

Endnote Explanations for the Consolidated Schedules of Investments as of June 30, 2009 and June 30, 2008 (continued)

(9) Entity was formed as a result of the debt restructuring of ESA Environmental Specialist, Inc. In early 2009, we foreclosed on the two loans on non-accrual status and purchased the underlying personal and real property. We own 1,000 shares of common stock in The Healing Staff (“THS”), f/k/a Lisamarie Fallon, Inc. representing 100% ownership. We own 1,500 shares of Vets Securing America, Inc. (“VSA”), representing 100% ownership. VSA is a holding company for the real property of Integrated Contract Services, Inc. (“ICS”) purchased during the foreclosure process.

(10) Loan is with THS an affiliate of ICS.

(11) Interest rate is the greater of 16.5% or 12-Month LIBOR plus 11.0%; rate reflected is as of the reporting date – June 30, 2009 or June 30, 2008, as applicable.

(12) On June 30, 2008, we consolidated our holdings in four coal companies into Yatesville Coal Holdings, Inc. (“Yatesville”), and consolidated the operations under one management team. In the transaction, the debt that we held of C&A

Construction, Inc. (“C&A”), Genesis Coal Corp. (“Genesis”), North Fork Collieries LLC (“North Fork”) and Unity Virginia Holdings LLC (“Unity”) were exchanged for newly issued debt from Yatesville, and our ownership interests in C&A, E&L Construction, Inc. (“E&L”), Whymore Coal Company Inc. (“Whymore”), Genesis and North Fork were exchanged for 100% of the equity of Yatesville. This reorganization allows for a better utilization of the assets in the consolidated group.

At June 30, 2009 and at June 30, 2008, Yatesville owned 100% of the membership interest of North Fork. In addition, Yatesville held a $8,062 and $5,721, respectively, note receivable from North Fork as of those two respective dates.

At June 30, 2009 and at June 30, 2008, Yatesville owned 87% and 75%, respectively, of the common stock of Genesis and held a note receivable of $20,802 and $17,692, respectively, as of those two respective dates.

Yatesville held a note receivable of $4,261 and $3,902, respectively, from Unity at June 30, 2009 and at June 30, 2008.

There are several entities involved in Yatesville’s investment in Whymore at June 30, 2009 and at June 30, 2008. As of those two respective dates, Yatesville owned 10,000 shares of common stock or 100% of the equity and held a $14,973 and $12,822, respectively, senior secured debt receivable from C&A, which owns the equipment. Yatesville owned 10,000 shares of common stock or 100% of the equity of E&L, which leases the equipment from C&A, employs the workers, is listed as the operator with the Commonwealth of Kentucky, mines the coal, receives revenues and pays all operating expenses. Yatesville owns 4,900 shares of common stock or 49% of the equity of Whymore, which applies for and holds permits on behalf of E&L. Yatesville also owned 4,285 Series A convertible preferred shares in each of C&A, E&L and Whymore. Additionally, Yatesville retains an option to purchase the remaining 51% of Whymore. Whymore and E&L are guarantors under the C&A credit agreement with Yatesville.

(13) There are several entities involved in the Appalachian Energy Holdings LLC (“AEH”) investment. We own warrants, the exercise of which will permit us to purchase 15,215 units of Class A common units of AEH at a nominal cost and in near-immediate fashion. We own 200 units of Series A preferred equity, 241 units of Series B preferred equity, and 62.5 units of Series C preferred equity of AEH. The senior secured notes are with C&S Operating LLC and East Cumberland L.L.C., both operating companies owned by AEH.

(14) On a fully diluted basis represents, 11.677% of voting common shares.

(15) Interest rate is the greater of 11.5% or 6-month LIBOR plus 7.0%; rate reflected is as of the reporting date - June 30, 2009 or June 30, 2008, as applicable.

(16) We own 99.9999% of AGC/PEP, LLC. AGC/PEP, LLC owns 2,038 out of a total of 65,232 shares of American Gilsonite Holding Company which owns 100% of American Gilsonite Company.

(17) In addition to the stated returns, we also hold overriding royalty interests on which we receive payment based upon operations of the borrower and net profits interest of 10.00% on equity distributions which will be realized upon sale of the borrower or a sale of the interests.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
June 30, 2009 and June 30, 2008
(in thousands, except share data)

Endnote Explanations for the Consolidated Schedules of Investments as of June 30, 2009 and June 30, 2008 (continued)

(18) Interest rate is the greater of 13.0% or 12-Month LIBOR plus 7.5% not to exceed 14.50%; rate reflected is as of the reporting date - June 30, 2009 or June 30, 2008, as applicable.

(19) Interest rate is 3-Month LIBOR plus 8.0%; rate reflected is as of the reporting date - June 30, 2009 or June 30, 2008, as applicable.

(20) In January 2009, our loan was repaid in full and we retained a 15.0% net profits interest payable on equity distributions.

(21) In addition to the stated returns, we also hold net profits interest which will be realized upon sale of the borrower or a sale of the interests.

(22) Interest rate is the greater of 12.0% or 3-Month LIBOR plus 6.11%; rate reflected is as of the reporting date - June 30, 2009 or June 30, 2008, as applicable.

(23) Interest rate is the greater of 13.0% or 12-Month LIBOR plus 7.5%; rate reflected is as of the reporting date - June 30, 2009 or June 30, 2008, as applicable.

(24) Interest rate is the greater of 12.0% or 12-month LIBOR plus 6.0%; rate reflected is as of the reporting date - June 30, 2009 or June 30, 2008, as applicable.

(25) Total common shares outstanding of 15,811,856 as of March 11, 2009 from Miller Petroleum, Inc.’s Quarterly Report on Form 10-Q filed on March 16, 2009.

(26) Interest rate is 3-Month LIBOR plus 7.5%; rate reflected is as of the reporting date - June 30, 2009 or June 30, 2008, as applicable.

(27) Interest rate is 3-Month LIBOR plus 8.0%; rate reflected is as of the reporting date - June 30, 2009 or June 30, 2008, as applicable.

(28) Mistral Chip Holdings, LLC owns 45,300 shares out of 50,500 total shares outstanding of Chip Holdings, Inc., the parent company of Shearer’s Foods, Inc.

(29) In addition to the stated returns, we also hold overriding royalty interests on which we receive payment based upon operations of the borrower.

(30) Interest rate is the greater of 12.0% or 12-Month LIBOR plus 7.0%; rate reflected is as of the reporting date - June 30, 2009 or June 30, 2008, as applicable.

(31) As of June 30, 2009 and June 30, 2008, interest rate is the greater of 13.08% and 12.75%, respectively, or 3-Month LIBOR plus 7.25%; rate reflected is as of the reporting date – June 30, 2009 or June 30, 2008, as applicable.

(32) Interest rate is the greater of 13.0% or 12-month LIBOR plus 7.5% not to exceed 14.0%; rate reflected is as of the reporting date - June 30, 2009 or June 30, 2008, as applicable.

(33) The number of these warrants which are exercisable is contingent upon the length of time that passes before the bridge loan is repaid, 224 shares on August 11, 2008, 340 additional shares on October 11, 2008 and 574 additional shares on December 11, 2008.

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

Note 2. Significant Accounting Policies

     The following are significant accounting policies consistently applied by us:

Basis of Presentation

     The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-K and Regulation S-X. The financial results of our portfolio investments are not consolidated in the financial statements.

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

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

     For most of our investments, market quotations are not available. With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, our Board of Directors has approved a multi-step valuation process each quarter, as described below:

1)	Each portfolio company or investment is reviewed by our investment professionals with the independent valuation firm engaged by our Board of Directors;

2)	the independent valuation firm conducts independent appraisals and makes their own independent assessment;

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

     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. We have adopted this statement on a prospective basis beginning in the quarter ended September 30, 2008. Adoption of this statement did not have a material impact on our financial statements for the year ended June 30, 2009.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

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

     In April 2009, FASB issued Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides further clarification for the application of FAS 157 in markets that are not active and provides additional guidance for determining when the volume of trading level of activity for an asset or liability has significantly decreased and for identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 157-4 for the year ended June 30, 2009, did not have any effect on our net asset value, financial position or results of operations as there was no change to the fair value measurement principles set forth in FAS 157.

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

     Loans are placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, are likely to remain current.

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

     We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Adoption of FIN 48 was applied to all open tax years as of July 1, 2007. The adoption of FIN 48 did not have an effect on our net asset value, financial condition or results of operations as there was no liability for unrecognized tax benefits and no change to our beginning net asset value. As of June 30, 2009 and for the twelve months then ended, we did not have a liability for any unrecognized tax benefits. Management’s determinations regarding FIN 48 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

Dividends and Distributions

     Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a dividend is approved by our Board of Directors each quarter and is generally based upon our management’s estimate of our earnings for the quarter. Net realized capital gains, if any, are distributed at least annually.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Financing Costs

     We record origination expenses related to our credit facility as deferred financing costs. These expenses are deferred and amortized as part of interest expense using a method that appropriates the effective interest method.

     We record registration expenses related to shelf filings as prepaid assets. These expenses consist principally of Securities and Exchange Commission (“SEC”) registration, legal and accounting fees incurred through June 30, 2009 that are related to the shelf filings that will be charged to capital upon the receipt of the capital or charged to expense if not completed.

Guarantees and Indemnification Agreements

     We follow FASB Interpretation Number 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, for those guarantees that are covered by FIN 45, the fair value of the obligation undertaken in issuing certain guarantees. FIN 45 did not have a material effect on the financial statements. Refer to Note 3, Note 7 and Note 10 for further discussion of guarantees and indemnification agreements.

Per Share Information

     Net increase in net assets resulting from operations per common share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted net increase in net assets resulting from operations per share are not presented as there are no potentially dilutive securities outstanding.

Reclassifications

     Certain reclassifications have been made in the presentation of prior consolidated financial statements to conform to the presentation as of and for the twelve months ended June 30, 2009.

Recent Accounting Pronouncements

     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (R), “Business Combinations” (“FAS 141(R)”). FAS 141(R) establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business. The standard is effective for fiscal years beginning after December 15, 2008. Our management does not believe that the adoption of FAS 141(R) will have a material impact on our financial statements.

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

     In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“FAS 165”). FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. We evaluated all events or transactions that occurred after June 30, 2009 up through September 11, 2009, the date we issued these financial statements. During this period, we did not have any material recognizable subsequent events other than those disclosed in Note 12.

     In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“FAS 168”). FAS 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental GAAP. The Codification did not change GAAP but reorganizes the literature. FAS 168 is effective for interim and annual periods ending after September 15, 2009. Our management does not believe that the adoption of FAS 168 will have a material impact on our financial statements.

Note 3. Portfolio Investments

     At June 30, 2009, we had invested in 30 long-term portfolio investments, which had an amortized cost of $531,424 and a fair value of $547,168 and at June 30, 2008, we had invested in 29 long-term portfolio investments (including a net profits interest in Charlevoix Energy Trading LLC), which had an amortized cost of $496,805 and a fair value of $497,530.

     As of June 30, 2009, we own controlling interests in Ajax Rolled Ring & Machine (“Ajax”), C&J Cladding, LLC (“C&J”), Change Clean Energy Holdings, Inc. (“CCEHI”), Gas Solutions Holdings, Inc. (“GSHI”), Integrated Contract Services, Inc. (“ICS”), Iron Horse Coiled Tubing, Inc. (“Iron Horse”), NRG Manufacturing, Inc. (“NRG”), R-V Industries, Inc. (“R-V”), and Yatesville Coal Holdings, Inc. (“Yatesville”). We also own an affiliated interest in Appalachian Energy Holdings, LLC (“AEH”) and Biotronic NeuroNetwork (“Biotronic”).

     The fair values of our portfolio investments as of June 30, 2009 disaggregated into the three levels of the FAS 157 valuation hierarchy are as follows:

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at fair value
Control investments	$ —	$—	$206,332	$206,332
Affiliate investments	—	—	32,254	32,254
Non-control/Non-affiliate investments	—	—	308,582	308,582
	—	—	547,168	547,168
Investments in money market funds	—	98,735	—	98,735
Total assets reported at fair value	$ —	$98,735	$547,168	$645,903

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

     The aggregate values of Level 3 portfolio investments changed during the twelve months ended June 30, 2009 as follows:

     Change in Portfolio Valuations using Significant Unobservable Inputs (Level 3)

Fair value at June 30, 2008	$497,530
Total gains (losses) reported in the Consolidated Statement of Operations:
Included in net investment income
Interest income - accretion of original issue discount on investments	2,399
Included in realized (loss) gain on investments	(39,078)
Included in net change in unrealized appreciation (depreciation) on investments	15,019
Payments for purchases of investments, payment-in-kind interest, and net profits interests	98,305
Proceeds from sale of investments and collection of investment principal	(27,007)
Fair value at June 30, 2009	$547,168

The amount of net unrealized gain included in the results of operations attributable to Level 3 assets still held at June 30, 2009 and reported within the caption Net change in unrealized
appreciation/depreciation in the Consolidated Statement of Operations:	$19,397

     At June 30, 2009, we determined that one of our investments, Change Clean Energy Inc. (“CCEI”), was other than temporarily impaired and recorded a realized loss representing the amount by which the amortized cost exceeded the fair value. At June 30, 2009, five loan investments were on non-accrual status: AEH, Conquest Cherokee, LLC (“Conquest”), ICS, Wind River Resources Corp. and Wind River II Corp. (“Wind River”), and Yatesville. At June 30, 2008, the loans extended to ICS were on non-accrual status. The loan principal of these loans amounted to $92,513 and $14,803 as of June 30, 2009, and June 30, 2008, respectively. The fair values of these investments represent approximately 7.3% and 0.9% of our net assets as of June 30, 2009 and June 30, 2008, respectively. For the years ended June 30, 2009, June 30, 2008 and June 30, 2007, the income foregone as a result of not accruing interest on non-accrual debt investments amounted to $18,746, $3,449 and $1,270, respectively.

     GSHI has indemnified us against any legal action arising from its investment in Gas Solutions, LP. We have incurred approximately $2,093 from the inception of the investment in GSHI through June 30, 2009 for fees associated with a legal action, and GSHI has reimbursed us for the entire amount. The $2,093 reimbursement is reflected as dividend income: control investments in the Consolidated Statements of Operations with $179, $118 and $178 reflected for the year ended June 30, 2009, June 30, 2008 and June 30, 2007, respectively, and the remainder reflected in prior periods. Additionally, certain other expenses incurred by us which are attributable to GSHI have been reimbursed by GSHI and are reflected as dividend income: control investments in the Consolidated Statements of Operations. For the years ended June 30, 2009, June 30, 2008 and June 30, 2007, such reimbursements totaled as $4,422, $4,589 and $2,578, respectively.

     The original cost basis of debt placements and equity securities acquired, including follow-on investments for existing portfolio companies, totaled $98,305, $311,947 and $167,255 during the year ended June 30, 2009, June 30, 2008 and June 30, 2007, respectively. Debt repayments and sales of equity securities with a cost basis of approximately $66,084, $143,434 and $36,458 were received during the year ended June 30, 2009, June 30, 2008 and June 30, 2007, respectively.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 4. Other Investment Income

     Other investment income consists of structuring fees, overriding royalty interests, prepayment penalty on net profits interests, settlement of net profits interests, deal deposits, administrative agent fee, and other miscellaneous and sundry cash receipts. Income from such sources was $14,762, $8,336 and $4,444 for the years ended June 30, 2009, June 30, 2008 and June 30, 2007, respectively.

	For The Year Ended
Income Source	June 30, 2009	June 30, 2008	June 30, 2007
Structuring fees	$1,274	$4,751	$2,574
Overriding royalty interests	550	1,819	196
Prepayment penalty on net profits interests	—	1,659	986
Settlement of net profits interests	12,651	—	—
Deal deposit	62	49	688
Administrative agent fee	55	48	—
Miscellaneous	170	10	—
Other Investment Income	$14,762	$8,336	$4,444

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 5. Equity Offerings and Related Expenses

     During the year ended June 30, 2009, we issued 12,942,500 shares of our common stock through public offerings, a registered direct offering, and through the exercise of over-allotment options on the part of the underwriters. Offering expenses were charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us. The proceeds raised, the related underwriting fees, the offering expenses, and the prices at which common stocks were issued since inception are detailed in the following table:

Issuances of Common Stock	Number of Shares Issued	Gross Proceeds Raised	Underwriting Fees	Offering Expenses	Offering Price

May 26, 2009 over-allotment	1,012,500	$8,353	$418	$—	$8.250
May 26, 2009	6,750,000	55,687	2,784	300	8.250
April 27, 2009 over-allotment	480,000	$3,720	$177	$—	$7.750
April 27, 2009	3,200,000	24,800	1,177	210	7.750
March 19, 2009	1,500,000	$12,300	—	$513	$8.200
June 2, 2008	3,250,000	$48,425	$2,406	$254	$14.900
March 31, 2008	1,150,000	$17,768	$759	$350	$15.450
March 28, 2008	1,300,000	19,786	—	350	15.220
November 13, 2007 over-allotment	200,000	$3,268	$163	$—	$16.340
October 17, 2007	3,500,000	57,190	2,860	551	16.340
January 11, 2007 over-allotment	810,000	$14,026	$688	$—	$17.315	(1)
December 13, 2006	6,000,000	106,200	5,100	279	17.700
August 28, 2006 over-allotment	745,650	$11,408	$566	$—	$15.300
August 10, 2006	4,971,000	76,056	3,778	595	15.300
August 27, 2004 over-allotment	55,000	$825	$58	$2	$15.000
July 27, 2004	7,000,000	105,000	7,350	1,385	15.000
____________________

(1) We declared a dividend of $0.385 per share between offering and over –allotment dates.

     Our shareholders’ equity accounts at June 30, 2009 and June 30, 2008 reflect cumulative shares issued as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters and our dividend reinvestment plan. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.

     On October 9, 2008, our Board of Directors approved a share repurchase plan under which we may repurchase up to $20,000 of our common stock at prices below our net asset value as reported in our financial statements published for the year ended June 30, 2008. We have not made any purchases of our common stock during the period from October 9, 2008 to June 30, 2009 pursuant to this plan.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 6. Net Increase in Net Assets per Common Share

     The following information sets forth the computation of net increase in net assets resulting from operations per common share for the years ended June 30, 2009, 2008 and 2007, respectively.

	For The Year Ended
	June 30, 2009	June 30, 2008	June 30, 2007
Net increase in net assets resulting from operations	$35,104	$27,591	$16,728
Weighted average common shares outstanding	31,559,905	23,626,642	15,724,095
Net increase in net assets resulting from operations
per common share	$1.11	$1.17	$1.06

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

     The total base management fees earned by and paid to Prospect Capital Management for the years ended June 30, 2009, June 30, 2008 and June 30, 2007 were $11,915, $8,921 and $5,445, respectively.

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

     Previously, our Investment Adviser had voluntarily agreed that for each fiscal quarter from January 1, 2005 to March 31, 2007, the quarterly hurdle rate was to be equal to the greater of (a) 1.75% and (b) a percentage equal to the sum of 25.0% of the daily average of the “quoted treasury rate” for each month in the immediately preceding two quarters plus 0.50%. “Quoted treasury rate” means the yield to maturity (calculated on a semi-annual bond equivalent basis) at the time of computation for Five Year U.S. Treasury notes with a constant maturity (as compiled and published in the most recent Federal Reserve Statistical Release H). These calculations were to be appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter. The voluntary agreement by the Investment Adviser that the hurdle rate be fluctuating for each fiscal quarter after January 1, 2005 (as discussed above) was terminated by the Investment Adviser as of the June 30, 2007 quarter. The investment adviser had also voluntarily agreed that, in the event it is paid an incentive fee at a time when our common stock is trading at a price below $15 per share for the immediately preceding 30 days (as adjusted for stock splits, recapitalizations and other transactions), it will cause the amount of such incentive fee payment to be held in an escrow account by an independent third party, subject to applicable regulations. The Investment Adviser had further agreed that this amount may not be drawn upon by the Investment Adviser or any affiliate or any other third party until such time as the price of our common stock achieves an average 30 day closing price of at least $15 per share. The Investment Adviser also had voluntarily agreed to cause 30% of any incentive fee that it is paid and that is not otherwise held in escrow to be invested in shares of our common stock through an independent trustee. Any sales of such stock were to comply with any applicable six month holding period under Section 16(b) of the Securities Act and all other restrictions contained in any law or regulation, to the fullest extent applicable to any such sale. These two voluntary agreements by the Investment Adviser have been terminated by the Investment Adviser for all incentive fees after December 31, 2007.

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

     Income incentive fees totaling $14,790, $11,278 and $5,781 were earned for the years ended June 30, 2009, June 30, 2008 and June 30, 2007, respectively. No capital gains incentive fees were earned for years ended June 30, 2009, June 30, 2008 and June 30, 2007.

Administration Agreement

     We have also entered into an Administration Agreement with Prospect Administration, LLC (“Prospect Administration”) under which Prospect Administration, among other things, provides (or arranges for the provision of) administrative services and facilities for us. For providing these services, we reimburse Prospect Administration for our allocable portion of overhead incurred by Prospect Administration in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of our chief compliance officer and chief financial officer and their respective staffs. For the years ended June 30, 2009, 2008 and 2007, the reimbursement was approximately $2,856, $2,139 and $532, respectively. Under this agreement, Prospect Administration furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Prospect Administration also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Prospect Administration assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, Prospect Administration also provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Prospect Administration is a wholly owned subsidiary of our Investment Adviser.

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

     Prospect Administration, pursuant to the approval of our Board of Directors, has engaged Vastardis Fund Services LLC (“Vastardis”) to serve as our sub-administrator to perform certain services required of Prospect Administration. Under the sub-administration agreement, Vastardis provides us with office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities. Vastardis also conducts relations with custodians, depositories, transfer agents, dividend disbursing agents, other stockholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable. Vastardis provides reports to the Administrator and the Directors of its performance of obligations and furnishes advice and recommendations with respect to such other aspects of our business and affairs as it shall determine to be desirable. Under the revised and renewed sub-administration agreement, Vastardis also provided the service of William E. Vastardis as our Chief Financial Officer (“CFO”). We compensate Vastardis for providing us these services by the payment of an asset-based fee with a $400 annual minimum, payable monthly. Our service agreement was amended on September 28, 2008 so that Mr. Vastardis no longer served as our CFO effective as of November 11, 2008. At that time, Brian H. Oswald, a managing director at Prospect Administration, assumed the role of CFO.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

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

     On April 30, 2009 we gave a 60-day notice to Vastardis of termination of our agreement to provide sub-administration services effective June 30, 2009. We entered into a new consulting services agreement for the period from July 1, 2009 until the filing of our Form 10-K for the year ended June 30, 2009. We paid Vastardis a total of $30 for services rendered in conjunction with preparation of Form 10-K under the new agreement. All administration services will be assumed by Prospect Administration effective with the filing of this report on Form 10-K.

Managerial Assistance

     As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We billed $846, $1,027, and $505 of managerial assistance fees for the years ended June 30, 2009, June 30, 2008, and June 30, 2007, respectively, of which $60 and $380 remains on the consolidated statement of assets and liabilities as of June 30, 2009, and June 30, 2008, respectively. These fees are paid to the Administrator so we simultaneously accrue a payable to the Administrator for the same amounts, which remain on the consolidated statements of assets and liabilities.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 8. Financial Highlights

	Year Ended June 30, 2009	Year Ended June 30, 2008	Year Ended June 30, 2007	Year Ended June 30, 2006	Year Ended June 30, 2005

Per Share Data (1):
Net asset value at beginning of period	$14.55	$15.04	$15.31	$14.59	$(0.01)
Costs related to the initial public offering	—	—	—	0.01	(0.21)
Costs related to the secondary public offering	—	(0.07)	(0.06)	—	—
Net investment income	1.87	1.91	1.47	1.21	0.34
Realized (loss) gain	(1.24)	(0.69)	0.12	0.04	—
Net unrealized appreciation (depreciation)	0.48	(0.05)	(0.52)	0.58	0.90
Net (decrease) increase in net assets as a result of public
offering	(2.11)	—	0.26	—	13.95
Dividends declared and paid	(1.15)	(1.59)	(1.54)	(1.12)	(0.38)
Net asset value at end of period	$12.40	$14.55	$15.04	$15.31	$14.59

Per share market value at end of period	$9.20	$13.18	$17.47	$16.99	$12.60
Total return based on market value (2)	(22.04%)	(15.90%)	12.65%	44.90%	(13.46%)
Total return based on net asset value (2)	(4.81%)	7.84%	7.62%	12.76%	7.40%
Shares outstanding at end of period	42,943,084	29,520,379	19,949,065	7,069,873	7,055,100
Average weighted shares outstanding for period	31,559,905	23,626,642	15,724,095	7,056,846	7,055,100

Ratio / Supplemental Data:
Net assets at end of period (in thousands)	$532,596	$429,623	$300,048	$108,270	$102,967
Annualized ratio of operating expenses to average net assets	9.03%	9.62%	7.36%	8.19%	5.52%
Annualized ratio of net investment income to average net assets	13.14%	12.66%	9.71%	7.90%	8.50%
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

     On December 6, 2004, Dallas Gas Partners, L.P. (“DGP”) served us with a complaint filed November 30, 2004 in the U.S. District for the Southern District of Texas, Galveston Division. DGP alleges that DGP was defrauded and that we breached our fiduciary duty to DGP and tortiously interfered with DGP’s contract to purchase Gas Solutions, Ltd. (a subsidiary of our portfolio company, GSHI) in connection with our alleged agreement in September 2004 to loan DGP funds with which DGP intended to buy Gas Solutions, Ltd. for approximately $26,000. The complaint sought relief not limited to $100,000. On November 30, 2005, U.S. Magistrate Judge John R. Froeschner of the U.S. District Court for the Southern District of Texas, Galveston Division, issued a recommendation that the court grant our Motion for Summary Judgment dismissing all claims by DGP. On February 21, 2006, U.S. District Judge Samuel Kent of the U.S. District Court for the Southern District of Texas, Galveston Division issued an order granting our Motion for Summary Judgment dismissing all claims by DGP, against us. On May 16, 2007, the Court also granted us summary judgment on DGP’s liability to us on our counterclaim for DGP’s breach of a release and covenant not to sue. On January 4, 2008, the Court, Judge Melinda Harmon presiding, granted our motion to dismiss all DGP’s claims asserted against certain of our officers and affiliates. On August 20, 2008, Judge Harmon entered a Final Judgment dismissing all of DGP’s claims. DGP appealed to the U.S. Court of Appeals for the Fifth Circuit, which affirmed the Final Judgment on June 24, 2009. DGP has moved for rehearing. Our damage claims against DGP remain pending.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

     In May 2006, based in part on unfavorable due diligence and the absence of investment committee approval, we declined to extend a loan for $10,000 to a potential borrower (“plaintiff”). Plaintiff was subsequently sued by its own attorney in a local Texas court for plaintiff's failure to pay fees owed to its attorney. In December 2006, plaintiff filed a cross-action against us and certain affiliates (the “defendants”) in the same local Texas court, alleging, among other things, tortuous interference with contract and fraud. We petitioned the United States District Court for the Southern District of New York (the “District Court”) to compel arbitration and to enjoin the Texas action. In February 2007, our motions were granted. Plaintiff appealed that decision. On July 24, 2008, the Second Circuit Court of Appeals affirmed the judgment of the District Court. The arbitration commenced in July 2007 and concluded in late November 2007. Post-hearing briefings were completed in February 2008. On April 14, 2008, the arbitrator rendered an award in our favor, rejecting all of plaintiff's claims. On April 18, 2008, we filed a petition before the District Court to confirm the award. On October 8, 2008, the District Court granted the Company’s petition to confirm the award, confirmed the awards and subsequently entered judgment thereon in favor of the Company in the amount of $2,288. After filing a defective notice of appeal to the United States Court of Appeals for the Second Circuit on November 5, 2008, plaintiff’s counsel resubmitted a new notice of appeal on January 9, 2009. The plaintiff subsequently requested that the Company agree to stipulate to the withdrawal of plaintiff’s appeal to the Second Circuit. Such a stipulation was filed with the Second Circuit on or about April 14, 2009. Based on this stipulation, the Second Circuit issued a mandate terminating the appeal, which was transmitted to the District Court on April 23, 2009. Post-judgment discovery against plaintiff is continuing and we have filed a motion for sanctions against plaintiff’s counsel which is scheduled for argument on October 5, 2009.

Note 10. Revolving Credit Agreements

     On June 6, 2007, we closed on a $200,000 three-year revolving credit facility (as amended on December 31, 2007) with Rabobank Nederland (“Rabobank”) as administrative agent and sole lead arranger (the “Rabobank Facility”). Until November 14, 2008, interest on the Rabobank Facility was charged at LIBOR plus 175 basis points; thereafter, under the terms of a commitment letter with Rabobank to arrange and structure a new rated credit facility, we agreed to an immediate increase in the current borrowing rate on the Rabobank Facility to LIBOR plus 250 basis points. Additionally, Rabobank charged a fee on the unused portion of the facility. This fee is assessed at the rate of 37.5 basis points per annum of the amount of that unused portion.

     On June 25, 2009, we completed a first closing on an expanded $250,000 revolving credit facility (the “Syndicated Facility”). The new Syndicated Facility, which had $175,000 total commitments as of June 30, 2009, includes an accordion feature which allows the Syndicated Facility to accept up to an aggregate total of $250,000 of commitments for which we continue to solicit additional commitments from other lenders for the additional $75,000. The revolving period extends through June 24, 2010, with an additional one year amortization period thereafter whereby all principal, interest and fee payments received in conjunction with collateral pledged to the Syndicated Facility, less a monthly servicing fee payable to us, are required to be used to repay outstanding borrowings under the Syndicated Facility. Any remaining outstanding borrowings would be due and payable on the commitment termination date, which is currently June 24, 2011.

     The Syndicated Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The Syndicated Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Syndicated Facility. The Syndicated Facility also requires the maintenance of a minimum liquidity requirement. At June 30, 2009, we were in compliance with the applicable covenants.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

     Interest on borrowings under the credit facility is one-month LIBOR plus 400 basis points, subject to a minimum Libor floor of 200 basis points. Additionally, the banks charge a fee on the unused portion of the credit facility equal to 100 basis points. As of June 30, 2009, we had $124,000 outstanding under our credit facility. As of June 30, 2009, $946 was available to us for borrowing under our credit facility. As we make additional investments which are eligible to be pledged under the credit facility, we will generate additional availability to the extent such investments are eligible to be placed into the borrowing base. At June 30, 2009, the investments used as collateral for the Syndicated Facility had an aggregate market value of $434,069, which represents 81.5% of net assets.

     In connection with the origination and amendment of the Syndicated Facility, we incurred approximately $6.3 million of fees which are being amortized over the term of the facility.

Note 11. Selected Quarterly Financial Data (Unaudited)

	Investment Income		Net Investment Income		Net Realized and Unrealized Gains (Losses)		Net Increase (Decrease) in Net Assets from Operations
Quarter Ended	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)
September 30, 2006	$6,432	$0.65	$3,274	$0.33	$690	$0.07	$3,964	$0.40
December 31, 2006	8,171	0.60	4,493	0.33	(1,553)	(0.11)	2,940	0.22
March 31, 2007	12,069	0.61	7,015	0.36	(2,039)	(0.10)	4,976	0.26
June 30, 2007	14,009	0.70	8,349	0.42	(3,501)	(0.18)	4,848	0.24

September 30, 2007	15,391	0.77	7,865	0.39	685	0.04	8,550	0.43
December 31, 2007	18,563	0.80	10,660	0.46	(14,346)	(0.62)	(3,686)	(0.16)
March 31, 2008	22,000	0.92	12,919	0.54	(14,178)	(0.59)	(1,259)	(0.05)
June 30, 2008	23,448	0.85	13,669	0.50	10,317	0.38	23,986	0.88

September 30, 2008 (2)	35,799	1.21	23,502	0.80	(9,504)	(0.33)	13,998	0.47
December 31, 2008	22,213	0.75	11,960	0.40	(5,436)	(0.18)	6,524	0.22
March 31, 2009	20,669	0.69	11,720	0.39	3,611	0.12	15,331	0.51
June 30, 2009	21,800	0.59	11,981	0.32	(12,730)	(0.34)	(749)	(0.02)
____________________

(1) Per share amounts are calculated using weighted average shares during period.

(2) Additional income for this quarter was driven by other investment income from the settlement of net profits interests on IEC Systems LP and Advanced Rig Services LLC. See Note 4.

Note 12. Subsequent Events

     On July 6, 2009, and July 8, 2009, we paid down $50,500 and $74,300 of our revolving credit facility, respectively, reducing our outstanding borrowing to zero.

     On July 7, 2009, we closed a public offering of 5,175,000 shares of our common stock (including the exercise of over-allotment options of our underwriters). The net proceeds to us were approximately $44,046 after deducting estimated offering expenses.

     On July 20, 2009, we purchased 297,294 shares of our common stock in connection with the dividend reinvestment plan.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

     On August 3, 2009, we announced that we had entered into a definitive agreement to acquire Patriot Capital Funding, Inc. (NASDAQ: PCAP) (“Patriot”) for approximately $197,000 comprised of our common stock and cash to repay all Patriot debt, anticipated to be $110,500 when the acquisition closes. Our common shares will be exchanged at a ratio of approximately 0.3992 for each Patriot share, or 8,616,467 shares of our common stock for 21,584,251 Patriot shares, with such exchange ratio decreased for any tax distributions Patriot may declare before closing. In return, we will acquire assets with an amortized cost of approximately $311,000 for approximately $196,000, based on an estimate of our common stock price of $10 per share and the anticipated debt outstanding at the closing, the value of either may change prior to the closing. We, in conjunction with an independent valuation agent, have determined that the fair value of the assets is approximate to the anticipated purchase price and do not anticipate recording any material gain on the consummation of the transaction.

     On August 20, 2009, we issued 3,449,686 shares at $8.50 per share in a private stock offering. The net proceeds to us were approximately $29,205 after deducting legal and advisory fees. Concurrent with the sale of these shares, we entered into a registration rights agreement in which we granted the purchasers certain registration rights with respect to the Shares. Under the terms and conditions of the registration rights agreement, we will use our reasonable best efforts to file with the SEC within sixty (60) days a post-effective amendment to the registration statement on Form N-2 and will also use our reasonable best efforts to cause such post-effective amendment to be declared effective by the SEC within one hundred twenty (120) days. Under the registration rights agreement, the Corporation may be obligated to make liquidated damages payments to holders upon certain events.

     On August 31, 2009, C&J repaid the $3,150 loan receivable to us and we received an additional 5% prepayment penalty totaling $158. We continue to hold warrants for common units in this investment.

     On September 4, 2009, Peerless Manufacturing Co. repaid the $20,000 loan receivable to us.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures.

     As of June 30, 2009, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Report of Management on Internal Control Over Financial Reporting

     Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2009. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

     Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009 based upon criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of June 30, 2009 based on the criteria on Internal Control — Integrated Framework issued by COSO. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

     Our management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2009 has been audited by BDO Seidman LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Prospect Capital Corporation
New York, New York

     We have audited Prospect Capital Corporation’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Prospect Capital Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Report of Management on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

     In our opinion, Prospect Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of assets and liabilities of Prospect Capital Corporation as of June 30, 2009 and 2008, and the related consolidated statements of income, changes in net assets, and cash flows for each of the three years in the period ended June 30, 2009 and our report dated, September 11, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
New York, New York
September 11, 2009

Item 9B. Other Information

     None.

PART III

     We will file a definitive Proxy Statement for our 2009 Annual Meeting of Stockholders, or the 2009 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2009 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). To the Company's knowledge, during the fiscal year ended June 30, 2009, the Company's officers, directors and greater than 10% stockholders had complied with all Section 16(a) filing requirements, except that one Form 4 was filed one day late on behalf of John F. Barry III, Chief Executive Officer, for the purchase of shares of common stock due to an administrative error.

     The information required by Item 10 is hereby incorporated by reference from our 2009 Proxy Statement.

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

Item 11. Executive Compensation.

     The information required by Item 11 is hereby incorporated by reference from our 2009 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information required by Item 12 is hereby incorporated by reference from our 2009 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

     The information required by Item 13 is hereby incorporated by reference from our 2009 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

     The information required by Item 14 is hereby incorporated by reference from our 2009 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

     The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

2.1	Agreement and Plan of Merger by and between Patriot Capital Funding, Inc. and Prospect Capital Corporation, dated as of August 3, 2009 (12).

3.1	Articles of Amendment and Restatement (1).

3.2	Amended and Restated Bylaws (9).

4.1	Form of Share Certificate (1).

10.1	Investment Advisory Agreement between Registrant and Prospect Capital Management LLC (1).

10.2	Custodian Agreement (2).

10.3	Administration Agreement between Registrant and Prospect Administration LLC (1).

10.4	Transfer Agency and Service Agreement (2).

10.5	Dividend Reinvestment Plan (1).

10.6	License Agreement between Registrant and Prospect Capital Management LLC (1).

10.7	Loan and Servicing Agreement dated June 6, 2007 among Prospect Capital Funding LLC, Prospect Capital Corporation, the lenders from time to time party thereto and Coöperative Centrale Raisseisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch (6).

10.8	First Amendment to Loan and Servicing Agreement dated December 31, 2007 among Prospect Capital Funding LLC, Prospect Capital Corporation, and Coöperative Centrale Raisseisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch (7).

10.9	Amended and Restated Loan and Servicing Agreement dated June 25, 2009 among Prospect Capital Funding LLC, Prospect Capital Corporation and Coöperative Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland," New York Branch (11).

10.10	Stock Purchase Agreement, dated as of August 17, 2009, among Prospect Capital Corporation and the purchasers named therein (13).

10.11	Registration Rights Agreement, dated as of August 17, 2009, among Prospect Capital Corporation and the purchasers named therein (13).

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).

12	Computation of Ratios (included in the notes to the financial statements contained in this report).

14	Code of Conduct (10)

16	Letter regarding change in certifying accountant (4).

21	Subsidiaries of the Registrant: (included in the notes to the consolidated financial statements contained in this annual report). (8)

22.1	Proxy Statement (5).

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
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

(7) Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on February 11, 2008.

(8) Incorporated by reference from the Registrant’s Form 10-K filed on September 28, 2007.

(9) Incorporated by reference from the Registrant’s Form 8-K filed on September 10, 2008.

(10) Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2008.

(11) Incorporated by reference to Exhibit 99.1 of the Registrant's Form 8-K filed on June 26, 2009.

(12) Incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on August 5, 2009

(13) Incorporated by reference Exhibit 10.1 and 10.2 of the Registrant’s Form 8-K filed on August 21, 2009.

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized September 11, 2009.

PROSPECT CAPITAL CORPORATION
By:

/s/ John F. Barry III
John F. Barry III
Chief Executive Officer and Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John F. Barry III	Chairman of the Board,	September 11, 2009
John F. Barry, III	Chief Executive Officer,
Director

/s/ Brian H. Oswald	Chief Financial Officer	September 11, 2009
Brian H. Oswald

/s/ M. Grier Eliasek	President,	September 11, 2009
M. Grier Eliasek	Chief Operations Officer,
Director

/s/ Graham D.S. Anderson	Director	September 11, 2009
Graham D.S. Anderson

/s/ Andrew C. Cooper	Director	September 11, 2009
Andrew C. Cooper

/s/ Eugene S. Stark	Director	September 11, 2009
Eugene S. Stark