Form 10-Q
period 2009-09-30
PROSPECT CAPITAL CORP
filed 2009-11-09
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 814-00659
PROSPECT CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	43-2048643 (I.R.S. Employer Identification No.)

10 East 40th Street
44th Floor
New York, New York	10016
(Address of principal executive offices)	(Zip Code)
(212) 448-0702
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of November 9, 2009 was 54,905,678.

PROSPECT CAPITAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
September 30, 2009 and June 30, 2009
(in thousands, except share and per share data)

	September 30, 2009	June 30, 2009
	(Unaudited)	(Audited)
Assets (Note 9)
Investments at fair value (cost of $513,750 and $531,424, respectively, Note 3)
Control investments (cost of $188,886 and $187,105, respectively)	$198,043	$206,332
Affiliate investments (cost of $33,555 and $33,544, respectively)	31,790	32,254
Non-control/Non-affiliate investments (cost of $291,309 and $310,775, respectively)	280,965	308,582

Total investments at fair value	510,798	547,168

Investments in money market funds	85,143	98,735
Cash	7,020	9,942
Receivables for:
Interest, net	4,652	3,562
Dividends	7	28
Other	314	571
Prepaid expenses	780	68
Deferred financing costs, net	6,781	6,951

Total Assets	615,495	667,025

Liabilities
Credit facility payable (Note 9)	—	124,800
Due to Prospect Administration (Note 7)	157	842
Due to Prospect Capital Management (Note 7)	5,874	5,871
Accrued expenses	1,447	2,381
Other liabilities	771	535

Total Liabilities	8,249	134,429

Net Assets	$607,246	$532,596

Components of Net Assets
Common stock, par value $0.001 per share (100,000,000 and 100,000,000 common shares authorized, respectively; 54,672,155 and 42,943,084 issued and outstanding, respectively)	$55	$43
Paid-in capital in excess of par	646,271	545,707
Undistributed net investment income	16,922	24,152
Accumulated realized losses on investments	(53,050)	(53,050)
Unrealized (depreciation) appreciation on investments	(2,952)	15,744

Net Assets	$607,246	$532,596

Net Asset Value Per Share	$11.11	$12.40

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Three Months Ended September 30, 2009 and 2008
(in thousands, except share and per share data)
(Unaudited)

	For Three Months Ended
	September 30,	September 30,
	2009	2008
Investment Income
Interest income:
Control investments (Net of foreign withholding tax of $32 and $47, respectively)	$4,591	$6,722
Affiliate investments	849	560
Non-control/non-affiliate investments	9,395	10,274

Total interest income	14,835	17,556

Dividend income:
Control investments	6,200	4,584
Money market funds	18	139

Total dividend income	6,218	4,723

Other income: (Note 4)
Control/affiliate investments	—	744
Non-control/non-affiliate investments	464	12,776

Total other income	464	13,520

Total Investment Income	21,517	35,799

Operating Expenses
Investment advisory fees:
Base management fee (Note 7)	3,209	2,823
Income incentive fee (Note 7)	3,080	5,875

Total investment advisory fees	6,289	8,698

Interest and credit facility expenses	1,374	1,518
Sub-administration fees (including former Chief Financial Officer and Chief Compliance Officer)	—	250
Legal fees	—	597
Valuation services	120	160
Audit, compliance and tax related fees	262	177
Allocation of overhead from Prospect Administration (Note 7)	840	588
Insurance expense	63	61
Directors’ fees	64	81
Other general and administrative expenses	187	167

Total Operating Expenses	9,199	12,297

Net Investment Income	12,318	23,502

Net realized gain on investments	—	1,645
Net change in unrealized depreciation on investments	(18,696)	(11,149)

Net (Decrease) Increase in Net Assets Resulting from Operations	$(6,378)	$13,998

Net (decrease) increase in net assets resulting from operations per share:	$(0.13)	$0.47

Dividends declared per share:	$0.41	$0.40

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
For The Three Months Ended September 30, 2009 and 2008
(in thousands, except share data)
(Unaudited)

	For The Three Months Ended
	September 30,	September 30,
	2009	2008
Increase in Net Assets from Operations:
Net investment income	$12,318	$23,502
Net realized gain on investments	—	1,645
Net change in unrealized depreciation on investments	(18,696)	(11,149)

Net (Decrease) Increase in Net Assets Resulting from Operations	(6,378)	13,998

Dividends to Shareholders:	(19,548)	(11,882)

Capital Share Transactions:
Net proceeds from capital shares sold	98,833	—
Less: Offering costs of public share offerings	(1,158)	—
Reinvestment of dividends	2,901	—

Net Increase in Net Assets Resulting from Capital Share Transactions	100,576	—

Total Increase in Net Assets:	74,650	2,116
Net assets at beginning of period	532,596	429,623

Net Assets at End of Period	$607,246	$431,739

Capital Share Activity:
Shares sold	11,431,797	—
Shares issued through reinvestment of dividends	297,274	—

Net increase in capital share activity	11,729,071	—
Shares outstanding at beginning of period	42,943,084	29,520,379

Shares Outstanding at End of Period	54,672,155	29,520,379

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Three Months Ended September 30, 2009 and 2008
(in thousands, except share data)
(Unaudited)

	For The Three Months Ended
	September 30, 2009	September 30, 2008
Cash Flows from Operating Activities:
Net (decrease) increase in net assets resulting from operations	$(6,378)	$13,998
Net realized gain on investments	—	(1,645)
Net change in unrealized depreciation on investments	18,696	11,149
Accretion of original issue discount on investments	(501)	(1,770)
Amortization of deferred financing costs	823	180
Gain on settlement of net profits interest	—	(12,576)

Change in operating assets and liabilities:
Payments for purchases of investments	(4,599)	(57,460)
Payment-In-Kind interest	(1,467)	(420)
Proceeds from sale of investments and collection of investment principal	24,241	10,949
Purchases of cash equivalents	(124,998)	(9,999)
Sales of cash equivalents	124,998	9,999
Net investments in money market funds	13,592	4,342
Increase in interest receivable	(1,090)	(1,422)
Decrease in dividends receivable	21	4,018
Decrease in loan principal receivable	—	8
Increase in receivable for managerial assistance	—	(2)
Increase in receivable for potential deal expenses	—	(303)
Decrease (increase) in other receivables	257	(45)
Increase in prepaid expenses	(712)	(73)
(Decrease) increase in due to Prospect Administration	(685)	343
Increase in due to Prospect Capital Management	3	2,685
Decrease in accrued expenses	(934)	(110)
Increase in other liabilities	236	369

Net Cash Provided By (Used In) Operating Activities:	41,503	(27,785)

Cash Flows from Financing Activities:
Borrowings under credit facility	—	47,500
Payments under credit facility	(124,800)	(7,000)
Financing costs paid and deferred	(653)	(156)
Net proceeds from issuance of common stock	98,833	—
Offering costs from issuance of common stock	(1,158)	—
Dividends paid	(16,647)	(11,845)

Net Cash Provided By Financing Activities:	(44,425)	28,499

Total (Decrease) Increase in Cash	(2,922)	714
Cash balance at beginning of period	9,942	555

Cash Balance at End of Period	$7,020	$1,269

Cash Paid For Interest	$348	$1,250

Non-Cash Financing Activity:
Amount of shares issued in connection with dividend reinvestment plan	$2,901	$—

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2009 and June 30, 2009
(in thousands, except share data)

		Par Value /	September 30, 2009
		Shares /		Fair	% of Net
Portfolio Investments(1)	Locale/Industry	Ownership %	Cost	Value(2)	Assets
Control Investments (25.00% or greater of voting control)

Ajax Rolled Ring & Machine	South Carolina/ Manufacturing
Unrestricted common shares (7 total unrestricted common shares issued and outstanding and 681.86 restricted common shares issued and outstanding)		6	$—	$—	0.0%
Series A convertible preferred shares (7,182.6 total preferred shares issued and outstanding)		6,142.6	6,057	—	0.0%
Subordinated secured note — Tranche B, 11.50% plus 6.00% PIK, 4/01/2013 (3), (4)		$11,855	11,855	8,192	1.3%
Senior secured note — Tranche A, 10.50%, 4/01/2013 (3), (5)		$21,377	21,377	21,377	3.5%

Total			39,289	29,569	4.8%

C&J Cladding LLC	Texas/Metal Services
Warrant, common units, expiring 3/30/2014 (1,000 total company units outstanding)		400	580	3,067	0.5%

Change Clean Energy Holdings, Inc. (“CCEHI”) (7)	Maine/Biomass Power
CCEHI common shares (1,000 total common shares issued and outstanding)		1,000	2,826	2,530	0.4%

Gas Solutions Holdings, Inc. (3), (8)	Texas/Gas Gathering and Processing
Common shares (100 total common shares outstanding)		100	5,003	55,187	9.1%
Junior secured note, 18.00%, 12/23/2018		$5,000	5,000	5,000	0.8%
Senior secured note, 18.00%, 12/22/2018		$25,000	25,000	25,000	4.1%

Total			35,003	85,187	14.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
September 30, 2009 and June 30, 2009
(in thousands, except share data)

		Par Value /	September 30, 2009
		Shares /		Fair	% of Net
Portfolio Investments(1)	Locale/Industry	Ownership %	Cost	Value(2)	Assets
Control Investments (continued)

Integrated Contract Services, Inc. (9)	North Carolina/Contracting
Common stock (100 total common shares outstanding)		49	$679	$—	0.0%
Series A preferred shares (10 total Series A preferred shares outstanding)		10	—	—	0.0%
Junior secured note, stated rate 7.00% plus 7.00% PIK plus 6.00% default interest, in non-accrual status effective 10/09/2007, past due		$14,003	14,003	4,001	0.7%
Senior secured note, stated rate 7.00% plus 7.00% PIK plus 6.00% default interest, in non-accrual status effective 10/09/2007, past due		$800	800	800	0.1%
Senior demand note, 15.00%, 12/31/09 (10)		$1,170	1,170	1,170	0.2%

Total			16,652	5,971	1.0%

Iron Horse Coiled Tubing, Inc.	Alberta, Canada/Production Services
Common shares (2,231 total class A common shares outstanding)		1,781	268	—	0.0%
Senior secured note, 15.00%, 12/31/2009		$9,250	9,250	2,213	0.4%
Bridge loan, 15.00% plus 3.00% PIK, 12/31/2009		$11,003	11,003	10,695	1.8%

Total			20,521	12,908	2.2%

NRG Manufacturing, Inc.	Texas/ Manufacturing
Common shares (1,000 total common shares issued and outstanding)		800	2,317	19,015	3.1%
Senior secured note, 16.50%, 8/31/2011 (3), (11)		$13,080	13,080	13,080	2.2%

Total			15,397	32,095	5.3%

R-V Industries, Inc.	Pennsylvania/Manufacturing
Common shares (1,000,000 total common shares issued and outstanding)		545,107	5,086	11,502	1.9%
Warrants, common shares, expiring 6/30/2017 (1,000,000 total common shares outstanding)		200,000	1,682	4,220	0.7%

Total			6,768	15,722	2.6%

Yatesville Coal Holdings, Inc. (12)	Kentucky/Mining and Coal Production
Common stock (1,000 total common shares outstanding)		1,000	427	—	0.0%
Junior secured note, 15.75%, in non-accrual status effective 1/01/2009, matures 12/31/2010		$41,423	41,423	994	0.2%
Senior secured note, 15.75%, in non-accrual status effective 1/01/2009, matures 12/31/2010		$10,000	10,000	10,000	1.6%

Total			51,850	10,994	1.8%

Total Control Investments			188,886	198,043	32.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
September 30, 2009 and June 30, 2009
(in thousands, except share data)

		Par Value /	September 30, 2009
		Shares /		Fair	% of Net
Portfolio Investments(1)	Locale/Industry	Ownership %	Cost	Value(2)	Assets
Affiliate Investments (5.00% to 24.99% of voting control)

Appalachian Energy Holdings LLC (13)	West Virginia/Construction Services
Warrants — Class A common units, expiring 2/13/2016 (86,843 total fully-diluted class A common units outstanding)		6,065	$176	$—	0.0%
Warrants — Class A common units, expiring 6/17/2018 (86,843 total fully-diluted class A common units outstanding)		6,025	172	—	0.0%
Warrants — Class A common units, expiring 11/30/2018 (86,843 total fully-diluted class A common units outstanding)		25,000	—	—	0.0%
Series A preferred equity (1,075 total series A preferred equity units outstanding)		200	82	—	0.0%
Series B preferred equity (794 total series B preferred equity units outstanding)		241	241	—	0.0%
Series C preferred equity (500 total series C preferred equity units outstanding)		500	500	—	0.0%
Senior Secured Debt Tranche B, 14.00% plus 3.00% PIK plus 3.00% default interest, non-accrual status effective 11/01/2008, past due		$2,087	1,960	—	0.0%
Senior Secured Debt Tranche A, 14.00% plus 3.00% PIK plus 3.00% default interest, non-accrual status effective 11/01/2008, matures 1/31/2011		$2,034	1,897	1,123	0.2%

Total			5,028	1,123	0.2%

Biotronic NeuroNetwork	Michigan/ Healthcare
Preferred shares (85,000 total preferred shares outstanding) (14)		9,925.455	2,300	3,653	0.6%
Senior secured note, 11.50% plus 1.00% PIK, 2/21/2013 (3), (15)		$26,227	26,227	27,014	4.4%

Total			28,527	30,667	5.0%

Total Affiliate Investments			33,555	31,790	5.2%

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

American Gilsonite Company	Utah/Specialty Minerals
Membership interest units in AGC\PEP, LLC (16)		99.9999%	1,031	3,084	0.5%
Senior subordinated note, 12.00% plus 3.00% PIK, 3/14/2013 (3)		$14,783	14,783	15,078	2.5%

Total			15,814	18,162	3.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
September 30, 2009 and June 30, 2009
(in thousands, except share data)

		Par Value /	September 30, 2009
		Shares /		Fair	% of Net
Portfolio Investments(1)	Locale/Industry	Ownership %	Cost	Value(2)	Assets
Non-control/Non-affiliate Investments (continued)

Castro Cheese Company, Inc. (3)	Texas/Food Products
Junior secured note, 11.00% plus 2.00% PIK, 2/28/2013		$7,577	$7,459	$7,608	1.2%

Conquest Cherokee, LLC (17)	Tennessee/Oil and Gas Production
Overriding Royalty Interests		—	—	362	0.1%
Net profits interest, 10.00% payable on equity distributions		—	—	—	0.0%
Senior secured note, 13.00%, in non-accrual status effective 4/01/2009 plus 4.00% default interest, past due (18)		$10,450	10,441	4,963	0.8%

Total			10,441	5,325	0.9%

Deb Shops, Inc.	Pennsylvania/ Retail
Second lien debt, 1.00% plus 13.00% PIK, 10/23/2014		$15,805	15,440	4,236	0.7%

Diamondback Operating, LP	Oklahoma/Oil and Gas Production
Net profits interest, 15.00% payable on equity distributions (20)		—	—	438	0.1%

Freedom Marine Services LLC (3), (21)	Louisiana/ Shipping Vessels
Net profits interest, 22.50% payable on equity distributions		—	—	—	0.0%
Subordinated secured note, 12.00% plus 4.00% PIK, 12/31/2011 (22)		$7,309	7,241	6,469	1.1%

Total			7,241	6,469	1.1%

H&M Oil & Gas, LLC (21)	Texas/Oil and Gas Production
Net profits interest, 8.00% payable on equity distributions		—	—	1,519	0.3%
Senior secured note, 13.00%, 6/30/2010 (23)		$49,661	49,661	49,284	8.1%

Total			49,661	50,803	8.4%

IEC Systems LP (“IEC”) / Advanced Rig Services LLC (“ARS”) (3), (24)	Texas/Oilfield Fabrication
IEC senior secured note, 12.00% plus 3.00% PIK, 11/20/2012		$20,810	20,810	21,226	3.5%
ARS senior secured note, 12.00% plus 3.00% PIK, 11/20/2012		$12,482	12,482	12,731	2.1%

Total			33,292	33,957	5.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
September 30, 2009 and June 30, 2009
(in thousands, except share data)

		Par Value /	September 30, 2009
		Shares /		Fair	% of Net
Portfolio Investments(1)	Locale/Industry	Ownership %	Cost	Value(2)	Assets
Non-control/Non-affiliate Investments (continued)

Maverick Healthcare, LLC	Arizona/Healthcare
Common units (79,000,000 total class A common units outstanding)		1,250,000	$—	$—	0.0%
Preferred units (79,000,000 total preferred units outstanding)		1,250,000	1,252	1,549	0.3%
Second lien debt, 12.50% plus 3.50% PIK, 4/30/2014 (3)		$12,779	12,779	12,904	2.1%

Total			14,031	14,453	2.4%

Miller Petroleum, Inc. (25)	Tennessee/Oil and Gas Production
Warrants, common shares, expiring 5/04/2010 to 9/30/2014 (18,324,356 total common shares outstanding)		2,026,606	150	312	0.1%

Qualitest Pharmaceuticals, Inc. (3), (26)	Alabama/Pharmaceuticals
Second lien debt, 8.10%, 4/30/2015		$12,000	11,951	11,684	1.9%

Regional Management Corp. (3)	South Carolina/Financial Services
Second lien debt, 12.00% plus 2.00% PIK, 6/29/2012		$25,554	25,554	23,365	3.8%

Resco Products, Inc. (3), (27)	Pennsylvania/Manufacturing
Second lien debt, 8.37%, 6/22/2014		$9,750	9,599	9,750	1.6%

Shearer’s Foods, Inc.	Ohio/Food Products
Membership interest units in Mistral Chip Holdings, LLC (45,300 total membership units outstanding) (28)		2,000	2,000	3,762	0.6%
Second lien debt, 14.00%, 10/31/2013 (3)		$18,000	18,000	18,360	3.0%

Total			20,000	22,122	3.6%

Stryker Energy, LLC (29)	Ohio/Oil and Gas Production
Overriding Royalty Interests		—	—	2,825	0.5%
Subordinated secured revolving credit facility, 12.00%, 12/01/2011 (3), (30)		$29,500	29,185	28,468	4.7%

Total			29,185	31,293	5.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
September 30, 2009 and June 30, 2009
(in thousands, except share data)

		Par Value /	September 30, 2009
		Shares /		Fair	% of Net
Portfolio Investments(1)	Locale/Industry	Ownership %	Cost	Value(2)	Assets
Non-control/Non-affiliate Investments (continued)

TriZetto Group (3)	California/ Healthcare
Subordinated unsecured note, 12.00% plus 1.50% PIK, 10/01/2016		$15,262	$15,125	$16,410	2.7%

Unitek (3), (31)	Pennsylvania/Technical Services
Second lien debt, 13.08%, 12/31/2013		$11,500	11,366	11,730	1.9%

Wind River Resources Corp. and Wind River II Corp. (21)	Utah/Oil and Gas Production
Net profits interest, 5.00% payable on equity distributions		—	—	130	0.0%
Senior secured note, stated rate 13.00% plus 3.00% default interest, in non-accrual status effective 12/01/2008, matures 7/31/2010 (32)		$15,000	15,000	12,718	2.1%

Total			15,000	12,848	2.1%

Total Non-control/Non-affiliate Investments			291,309	280,965	46.3%

Total Portfolio Investments			513,750	510,798	84.1%

Money Market Funds

Fidelity Institutional Money Market Funds — Government Portfolio (Class I)		61,864,980	61,865	61,865	10.2%

Fidelity Institutional Money Market Funds — Government Portfolio (Class I) (3)		23,278,164	23,278	23,278	3.8%

Total Money Market Funds			85,143	85,143	14.0%

Total Investments			$598,893	$595,941	98.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
September 30, 2009 and June 30, 2009
(in thousands, except share data)

		Par Value /	June 30, 2009
		Shares /		Fair	% of Net
Portfolio Investments(1)	Locale/Industry	Ownership %	Cost	Value(2)	Assets
Control Investments (25.00% or greater of voting control)

Ajax Rolled Ring & Machine	South Carolina/Manufacturing
Unrestricted common shares (7 total unrestricted common shares issued and outstanding and 681.85 restricted common shares issued and outstanding)		6	$—	$—	0.0%
Series A convertible preferred shares (7,192.6 total preferred shares issued and outstanding)		6,142.6	6,057	—	0.0%
Subordinated secured note — Tranche B, 11.50% plus 6.00% PIK, 4/01/2013 (3), (4)		$11,675	11,675	10,151	1.9%
Senior secured note — Tranche A, 10.50%, 4/01/2013 (3), (5)		$21,487	21,487	21,487	4.0%

Total			39,219	31,638	5.9%

C&J Cladding LLC	Texas/Metal Services
Warrant, common units, expiring 3/30/2014 (1,000 total company units outstanding)		400	580	3,825	0.7%
Senior secured note, 14.00%, 3/30/2012 (3), (6)		$3,150	2,722	3,308	0.6%

Total			3,302	7,133	1.3%

Change Clean Energy Holdings, Inc. (“CCEHI”) (7)	Maine/Biomass Power
CCEHI common shares (1,000 total common shares issued and outstanding)		1,000	2,530	2,530	0.5%

Gas Solutions Holdings, Inc. (3), (8)	Texas/Gas Gathering and Processing
Common shares (100 total common shares outstanding)		100	5,003	55,187	10.4%
Junior secured note, 18.00%, 12/23/2018		$5,000	5,000	5,000	0.9%
Senior secured note, 18.00%, 12/22/2018		$25,000	25,000	25,000	4.7%

Total			35,003	85,187	16.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
September 30, 2009 and June 30, 2009
(in thousands, except share data)

		Par Value /	June 30, 2009
		Shares /		Fair	% of Net
Portfolio Investments(1)	Locale/Industry	Ownership %	Cost	Value(2)	Assets
Control Investments (continued)

Integrated Contract Services, Inc. (9)	North Carolina/ Contracting
Common stock (100 total common shares outstanding)		49	$679	$—	0.0%
Series A preferred shares (10 total Series A preferred shares outstanding)		10	—	—	0.0%
Junior secured note, stated rate 7.00% plus 7.00% PIK plus 6.00% default interest, in non-accrual status effective 10/09/2007, past due		$14,003	14,003	3,030	0.6%
Senior secured note, stated rate 7.00% plus 7.00% PIK plus 6.00% default interest, in non-accrual status effective 10/09/2007, past due		$800	800	800	0.1%
Senior demand note, 15.00%, 6/30/2009 (10)		$1,170	1,170	1,170	0.2%

Total			16,652	5,000	0.9%

Iron Horse Coiled Tubing, Inc.	Alberta, Canada/ Production Services
Common shares (2,231 total class A common shares outstanding)		1,781	268	—	0.0%
Senior secured note, 15.00%, 12/31/2009		$9,250	9,250	3,004	0.6%
Bridge loan, 15.00% plus 3.00% PIK, 12/31/2009		$9,826	9,826	9,602	1.8%

Total			19,344	12,606	2.4%

NRG Manufacturing, Inc.	Texas/ Manufacturing
Common shares (1,000 total common shares issued and outstanding)		800	2,317	19,294	3.6%
Senior secured note, 16.50%, 8/31/2011 (3), (11)		$13,080	13,080	13,080	2.5%

Total			15,397	32,374	6.1%

R-V Industries, Inc.	Pennsylvania/ Manufacturing
Common shares (750,000 total common shares issued and outstanding)		545,107	5,086	12,267	2.3%
Warrants, common shares, expiring 6/30/2017 (200,000 total common shares outstanding)		200,000	1,682	4,500	0.8%

Total			6,768	16,767	3.1%

Yatesville Coal Holdings, Inc. (12)	Kentucky/Mining and Coal Production
Common stock (1,000 total common shares outstanding)		1,000	427	—	0.0%
Junior secured note, 15.72%, in non-accrual status effective 1/01/2009, matures 12/31/2010		$38,463	38,463	3,097	0.6%
Senior secured note, 15.72%, in non-accrual status effective 1/01/2009, matures 12/31/2010		$10,000	10,000	10,000	1.9%

Total			48,890	13,097	2.5%

Total Control Investments			187,105	206,332	38.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
September 30, 2009 and June 30, 2009
(in thousands, except share data)

		Par Value /	June 30, 2009
		Shares /		Fair	% of Net
Portfolio Investments(1)	Locale/Industry	Ownership %	Cost	Value(2)	Assets
Affiliate Investments (5.00% to 24.99% of voting control)

Appalachian Energy Holdings LLC (13)	West Virginia/Construction Services
Warrants — Class A common units, expiring 2/13/2016 (86,843 total fully-diluted class A common units outstanding)		6,065	$176	$—	0.0%
Warrants — Class A common units, expiring 6/17/2018 (86,843 total fully-diluted class A common units outstanding)		6,025	172	—	0.0%
Warrants — Class A common units, expiring 11/30/2018 (86,843 total fully-diluted class A common units outstanding)		25,000	—	—	0.0%
Series A preferred equity (1,075 total series A preferred equity units outstanding)		200	82	—	0.0%
Series B preferred equity (794 total series B preferred equity units outstanding)		241	241	—	0.0%
Series C preferred equity (500 total series C preferred equity units outstanding)		500	500	—	0.0%
Senior Secured Debt Tranche B, 14.00% plus 3.00% PIK plus 3.00% default interest, non-accrual status effective 11/01/2008, past due		$2,050	1,955	356	0.1%
Senior Secured Debt Tranche A, 14.00% plus 3.00% PIK plus 3.00% default interest, non-accrual status effective 11/01/2008, matures 1/31/2011		$1,997	1,891	2,052	0.4%

Total			5,017	2,408	0.5%

Biotronic NeuroNetwork	Michigan/ Healthcare
Preferred shares (85,000 total preferred shares outstanding) (14)		9,925.455	2,300	2,839	0.5%
Senior secured note, 11.50% plus 1.00% PIK, 2/21/2013 (3), (15)		$26,227	26,227	27,007	5.1%

Total			28,527	29,846	5.6%

Total Affiliate Investments			33,544	32,254	6.1%

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

American Gilsonite Company	Utah/Specialty Minerals
Membership interest units in AGC\PEP, LLC (16)		99.9999%	1,031	3,851	0.7%
Senior subordinated note, 12.00% plus 3.00% PIK, 3/14/2013 (3)		$14,783	14,783	15,073	2.8%

Total			15,814	18,924	3.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
September 30, 2009 and June 30, 2009
(in thousands, except share data)

		Par Value /	June 30, 2009
		Shares /		Fair	% of Net
Portfolio Investments(1)	Locale/Industry	Ownership %	Cost	Value(2)	Assets
Non-control/Non-affiliate Investments (continued)

Castro Cheese Company, Inc. (3)	Texas/Food Products
Junior secured note, 11.00% plus 2.00% PIK, 2/28/2013		$7,538	$7,413	$7,637	1.4%

Conquest Cherokee, LLC (17)	Tennessee/Oil and Gas Production
Overriding Royalty Interests		—	—	565	0.1%
Senior secured note, 13.00%, in non-accrual status effective 4/01/2009 plus 4.00% default interest, past due (18)		$10,200	10,191	6,855	1.3%

Total			10,191	7,420	1.4%

Deb Shops, Inc. (19)	Pennsylvania/ Retail
Second lien debt, 8.67%, 10/23/2014		$15,000	14,623	6,272	1.2%

Diamondback Operating, LP	Oklahoma/Oil and Gas Production
Net profits interest, 15.00% payable on equity distributions (20)		—	—	458	0.1%

Freedom Marine Services LLC (3), (21)	Louisiana/ Shipping Vessels
Net profits interest, 22.50% payable on equity distributions		—	—	229	0.0%
Subordinated secured note, 12.00% plus 4.00% PIK, 12/31/2011 (22)		$7,234	7,160	7,152	1.4%

Total			7,160	7,381	1.4%

H&M Oil & Gas, LLC (3), (21)	Texas/Oil and Gas Production
Net profits interest, 8.00% payable on equity distributions		—	—	1,682	0.3%
Senior secured note, 13.00%, 6/30/2010 (23)		$49,688	49,688	49,697	9.3%

Total			49,688	51,379	9.6%

IEC Systems LP (“IEC”) / Advanced Rig Services LLC (“ARS”) (3), (24)	Texas/Oilfield Fabrication
IEC senior secured note, 12.00% plus 3.00% PIK, 11/20/2012		$21,411	21,411	21,839	4.1%
ARS senior secured note, 12.00% plus 3.00% PIK, 11/20/2012		$12,836	12,836	13,092	2.5%

Total			34,247	34,931	6.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULES OF INVESTMENTS — (CONTINUED)
September 30, 2009 and June 30, 2009
(in thousands, except share data)

		Par Value /	June 30, 2009
		Shares /		Fair	% of Net
Portfolio Investments(1)	Locale/Industry	Ownership %	Cost	Value(2)	Assets
Non-control/Non-affiliate Investments (continued)

Maverick Healthcare, LLC	Arizona/Healthcare
Common units (79,000,000 total class A common units outstanding)		1,250,000	$—	$—	0.0%
Preferred units (79,000,000 total preferred units outstanding)		1,250,000	1,252	1,300	0.2%
Second lien debt, 12.00% plus 1.50% PIK, 4/30/2014 (3)		$12,691	12,691	12,816	2.4%

Total			13,943	14,116	2.6%

Miller Petroleum, Inc. (25)	Tennessee/Oil and Gas Production
Warrants, common shares, expiring 5/04/2010 to 6/30/2014 (15,811,856 total common shares outstanding)		1,935,523	150	241	0.1%

Peerless Manufacturing Co. (3)	Texas/ Manufacturing
Subordinated secured note, 11.50% plus 3.50% PIK, 4/29/2013		$20,000	20,000	20,400	3.8%

Qualitest Pharmaceuticals, Inc. (3), (26)	Alabama/Pharmaceuticals
Second lien debt, 8.10%, 4/30/2015		$12,000	11,949	11,452	2.2%

Regional Management Corp. (3)	South Carolina/Financial Services
Second lien debt, 12.00% plus 2.00% PIK, 6/29/2012		$25,424	25,424	23,073	4.3%

Resco Products, Inc. (3), (27)	Pennsylvania/ Manufacturing
Second lien debt, 8.67%, 6/22/2014		$9,750	9,594	9,750	1.8%

Shearer’s Foods, Inc.	Ohio/Food Products
Membership interest units in Mistral Chip Holdings, LLC (45,300 total membership units outstanding) (28)		2,000	2,000	3,419	0.6%
Second lien debt, 14.00%, 10/31/2013 (3)		$18,000	18,000	18,360	3.5%

Total			20,000	21,779	4.1%

Stryker Energy, LLC (29)	Ohio/Oil and Gas Production
Overriding Royalty Interests		—	—	2,918	0.6%
Subordinated secured revolving credit facility, 12.00%, 12/01/2011 (3), (30)		$29,500	29,154	29,554	5.5%

Total			29,154	32,472	6.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULES OF INVESTMENTS — (CONTINUED)
September 30, 2009 and June 30, 2009
(in thousands, except share data)

		Par Value /	June 30, 2009
		Shares /		Fair	% of Net
Portfolio Investments(1)	Locale/Industry	Ownership %	Cost	Value(2)	Assets
Non-control/Non-affiliate Investments (continued)

TriZetto Group (3)	California/Healthcare
Subordinated unsecured note, 12.00% plus 1.50% PIK, 10/01/2016		$15,205	$15,065	$16,331	3.1%

Unitek (3), (31)	Pennsylvania/Technical Services
Second lien debt, 13.08%, 12/31/2013		$11,500	11,360	11,730	2.2%

Wind River Resources Corp. and Wind River II Corp. (21)	Utah/Oil and Gas Production
Net profits interest, 5.00% payable on equity distributions		—	—	192	0.0%
Senior secured note, stated rate 13.00% plus 3.00% default interest, in non-accrual status effective 12/01/2008, matures 7/31/2010 (32)		$15,000	15,000	12,644	2.4%

Total			15,000	12,836	2.4%

Total Non-control/Non-affiliate Investments			310,775	308,582	57.9%

Total Portfolio Investments			531,424	547,168	102.7%

Money Market Funds

Fidelity Institutional Money Market Funds — Government Portfolio (Class I)		94,752,972	94,753	94,753	17.8%

Fidelity Institutional Money Market Funds — Government Portfolio (Class I) (3)		3,982,278	3,982	3,982	0.7%

Total Money Market Funds			98,735	98,735	18.5%

Total Investments			$630,159	$645,903	121.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
September 30, 2009 and June 30, 2009
(in thousands, except share data)
Endnote Explanations for the Consolidated Schedule of Investments as of September 30, 2009 and June 30, 2009
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
(3)
Security, or portion thereof, is held as collateral for the credit facility with Rabobank Nederland (see Note 11). The market values of these investments at September 30, 2009 and June 30, 2009 were $373,911 and $434,069, respectively; they represent 62.7% and 67.2% of total investments at fair value, respectively.

(4)	Interest rate is the greater of 11.5% or 3-month LIBOR plus 8.5%; rate reflected is as of the reporting date — September 30, 2009 or June 30, 2009, as applicable.
(5)	Interest rate is the greater of 10.5% or 3-month LIBOR plus 7.5%; rate reflected is as of the reporting date — September 30, 2009 or June 30, 2009, as applicable.
(6)	Interest rate is the greater of 14.0% or 12-Month LIBOR plus 7.5%; rate reflected is as of June 30, 2009.
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

Biochips, WECO, CCEI, Precision and WEHI currently have no material operations and no significant assets. As of June 30, 2009, our Board of Directors assessed a fair value of $0 for all of these equity positions and the loan position. We determined that the impairment of both CCEI and CCEHI as of June 30, 2009 was other than temporary and recorded a realized loss for the amount that the amortized cost exceeds the fair value at June 30, 2009. Our Board of Directors set the value of the remaining CCEHI investment at $2,530 as of September 30, 2009 and June 30, 2009.

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
September 30, 2009 and June 30, 2009
(in thousands, except share data)
Endnote Explanations for the Consolidated Schedule of Investments as of September 30, 2009 and June 30, 2009 (continued)
(10)	Loan is with THS an affiliate of ICS.
(11)	Interest rate is the greater of 16.5% or 12-Month LIBOR plus 11.0%; rate reflected is as of the reporting date — September 30, 2009 or June 30, 2009, as applicable.
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

At September 30, 2009 and at June 30, 2009, Yatesville owned 100% of the membership interest of North Fork. In addition, Yatesville held a $9,272 and $8,062, respectively, note receivable from North Fork as of those two respective dates.

At September 30, 2009 and at June 30, 2009, Yatesville owned 90% and 87%, respectively, of the common stock of Genesis and held a note receivable of $20,880 and $20,802, respectively, as of those two respective dates.

Yatesville held a note receivable of $4,261 from Unity at September 30, 2009 and at June 30, 2009.

There are several entities involved in Yatesville’s investment in Whymore at June 30, 2009. As of June 30, 2009, Yatesville owned 10,000 shares of common stock or 100% of the equity and held a $14,973 senior secured debt receivable from C&A, which owns the equipment. Yatesville owned 10,000 shares of common stock or 100% of the equity of E&L, which leases the equipment from C&A, employs the workers, is listed as the operator with the Commonwealth of Kentucky, mines the coal, receives revenues and pays all operating expenses. Yatesville owned 4,900 shares of common stock or 49% of the equity of Whymore, which applies for and holds permits on behalf of E&L. Yatesville also owned 4,285 Series A convertible preferred shares in each of C&A, E&L and Whymore. Whymore and E&L are guarantors under the C&A credit agreement with Yatesville.

In August 2009, Yatesville sold its 49% ownership interest in the common shares of Whymore to the 51% holder of the Whymore common shares (“Whymore Purchaser”). All reclamation liability was transferred to the Whymore Purchaser. In September 2009, Yatesville completed an auction for all of its equipment.

(13)
There are several entities involved in the Appalachian Energy Holdings LLC (“AEH”) investment. We own warrants, the exercise of which will permit us to purchase 37,090 Class A common units of AEH at a nominal cost and in near-immediate fashion. We own 200 units of Series A preferred equity, 241 units of Series B preferred equity, and 500 units of Series C preferred equity of AEH. The senior secured notes are with C&S Operating LLC and East Cumberland L.L.C., both operating companies owned by AEH.

(14)	On a fully diluted basis represents, 11.677% of voting common shares.
(15)	Interest rate is the greater of 11.5% or 6-month LIBOR plus 7.0%; rate reflected is as of the reporting date — September 30, 2009 or June 30, 2009, as applicable.
(16)
We own 99.9999% of AGC/PEP, LLC. AGC/PEP, LLC owns 2,038 out of a total of 83,694 shares (including 4,510 vested an unvested management options) of American Gilsonite Holding Company which owns 100% of American Gilsonite Company.

(17)
In addition to the stated returns, we hold overriding royalty interests on which we receive payment based upon operations of the borrower and net profits interest of 10.00% on equity distributions which will be realized upon sale of the borrower or a sale of the interests.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
September 30, 2009 and June 30, 2009
(in thousands, except share data)
Endnote Explanations for the Consolidated Schedule of Investments as of September 30, 2009 and June 30, 2009 (continued)
(18)	Interest rate is the greater of 13.0% or 12-Month LIBOR plus 7.5% not to exceed 14.50%; rate reflected is as of the reporting date — September 30, 2009 or June 30, 2009, as applicable.
(19)	Interest rate is 3-Month LIBOR plus 8.0%; rate reflected is as of June 30, 2009.
(20)	In January 2009, our loan was repaid in full and we retained a 15.0% net profits interest payable on equity distributions.
(21)	In addition to the stated returns, we also hold net profits interest which will be realized upon sale of the borrower or a sale of the interests.
(22)	Interest rate is the greater of 12.0% or 3-Month LIBOR plus 6.11%; rate reflected is as of the reporting date — September 30, 2009 or June 30, 2009, as applicable.
(23)	Interest rate is the greater of 13.0% or 12-Month LIBOR plus 7.5%; rate reflected is as of the reporting date — September 30, 2009 or June 30, 2009, as applicable.
(24)	Interest rate is the greater of 12.0% or 12-month LIBOR plus 6.0%; rate reflected is as of the reporting date - September 30, 2009 or June 30, 2009, as applicable.
(25)
Total common shares outstanding of 18,324,356 as of September 15, 2009 from Miller Petroleum, Inc.’s Quarterly Report on Form 10-Q filed on September 21, 2009 as applicable to our September 30, 2009 reporting date. Total common shares outstanding of 15,811,856 as of March 11, 2009 from Miller’s Quarterly Report on Form 10-Q filed on March 16, 2009.

(26)	Interest rate is 3-Month LIBOR plus 7.5%; rate reflected is as of the reporting date — June 30, 2009 or June 30, 2008, as applicable.
(27)	Interest rate is 3-Month LIBOR plus 8.0%; rate reflected is as of the reporting date — September 30, 2009 or June 30, 2009, as applicable.
(28)	Mistral Chip Holdings, LLC owns 45,300 shares out of 50,500 total shares outstanding of Chip Holdings, Inc., the parent company of Shearer’s Foods, Inc., before adjusting for management options.
(29)	In addition to the stated returns, we also hold overriding royalty interests on which we receive payment based upon operations of the borrower.
(30)	Interest rate is the greater of 12.0% or 12-Month LIBOR plus 7.0%; rate reflected is as of the reporting date — June 30, 2009 or June 30, 2008, as applicable.
(31)	Interest rate is the greater of 13.08% or 3-Month LIBOR plus 7.25%; rate reflected is as of the reporting date — September 30, 2009 or June 30, 2009, as applicable.
(32)	Interest rate is the greater of 13.0% or 12-month LIBOR plus 7.5% not to exceed 14.0%; rate reflected is as of the reporting date — September 30, 2009 or June 30, 2009, as applicable.
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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
Note 2. Significant Accounting Policies
The following are significant accounting policies consistently applied by us:
Basis of Presentation
The accompanying interim financial statements, which are not audited, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 or 10 of Regulation S-X, as appropriate. The financial results of our portfolio investments are not consolidated in the interim financial statements.
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
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. We adopted ASC 820 on a prospective basis beginning in the quarter ended September 30, 2008.
ASC 820 classifies the inputs used to measure these fair values into the following hierarchy:
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

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. The changes to GAAP from the application of ASC 820 relate to the definition of fair value, framework for measuring fair value, and the expanded disclosures about fair value measurements. ASC 820 applies to fair value measurements already required or permitted by other standards. In accordance with ASC 820, the fair value of our investments is defined as the price that we would receive upon selling an investment in an orderly transaction to an independent buyer in the principal or most advantageous market in which that investment is transacted.
In April 2009, the FASB issued ASC Subtopic 820-10-65, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“ASC 820-10”). This update provides further clarification for ASC 820 in markets that are not active and provides additional guidance for determining when the volume of trading level of activity for an asset or liability has significantly decreased and for identifying circumstances that indicate a transaction is not orderly. ASC 820-10-65 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of ASC 820-10-65 for the three months ended September 30, 2009, did not have any effect on our net asset value, financial position or results of operations as there was no change to the fair value measurement principles set forth in ASC 820.
Valuation of Other Financial Assets and Financial Liabilities
In February 2007, FASB issued ASC Subtopic 820-10-05-1, The Fair Value Option for Financial Assets and Financial Liabilities (“ASC 820-10-05-1”). ASC 820-10-05-1 permits an entity to elect fair value as the initial and subsequent measurement attribute for many of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. We adopted this statement on July 1, 2008 and have elected not to value other assets and liabilities at fair value as would be permitted by ASC 820-10-05-1.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual taxable income in the calendar year it is earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual taxable income exceeds the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income.

We adopted FASB ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Adoption of ASC 740 was applied to all open tax years as of July 1, 2007. The adoption of ASC 740 did not have an effect on our net asset value, financial condition or results of operations as there was no liability for unrecognized tax benefits and no change to our beginning net asset value. As of September 30, 2009 and for the three months then ended, we did not have a liability for any unrecognized tax benefits. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.
Dividends and Distributions
Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a dividend is approved by our Board of Directors each quarter and is generally based upon our management’s estimate of our earnings for the quarter. Net realized capital gains, if any, are distributed at least annually.
Financing Costs
We record origination expenses related to our credit facility as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the effective interest method over the stated life of the facility.
We record registration expenses related to shelf filings as prepaid assets. These expenses consist principally of Securities and Exchange Commission (“SEC”) registration fees, legal fees and accounting fees incurred. These prepaid assets will be charged to capital upon the receipt of an equity offering proceeds or charged to expense if no offering completed.
Guarantees and Indemnification Agreements
We follow FASB ASC 460, Guarantees (“ASC 460”). ASC 460 elaborates on the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, for those guarantees that are covered by ASC 460, the fair value of the obligation undertaken in issuing certain guarantees. ASC 460 did not have a material effect on the financial statements. Refer to Note 3, Note 7 and Note 10 for further discussion of guarantees and indemnification agreements.
Per Share Information
Net increase or decrease in net assets resulting from operations per common share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted net increase or decrease in net assets resulting from operations per share are not presented as there are no potentially dilutive securities outstanding.
Reclassifications
Certain reclassifications have been made in the presentation of prior consolidated financial statements to conform to the presentation as of and for the three months ended September 30, 2009.
Recent Accounting Pronouncements
In March 2008, the FASB issued ASC 815, Derivatives and Hedging (“ASC 815”). ASC 815 is intended to improve financial reporting for derivative instruments by requiring enhanced disclosure that enables investors to understand how and why the entity uses derivatives, how derivatives are accounted for, and how derivatives affect an entity’s results of operations, financial position, and cash flows. ASC 815 is effective for interim and annual periods beginning after November 15, 2008. For the three months ended September 30, 2009, our adoption of ASC 815 did not impact results of operations or financial condition.
In May 2009, the FASB issued ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. We evaluated all events or transactions that occurred after September 30, 2009 up through November 9, 2009, the date we issued the accompanying financial statements. During this period, we did not have any material recognizable subsequent events other than those disclosed in our financial statements.

In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles (“ASC 105”), which establishes the FASB Codification which supersedes all existing accounting standard documents and will become the single source of authoritative non-governmental U.S. GAAP. All other accounting literature not included in the Codification will be considered non-authoritative. The Codification did not change GAAP but reorganizes the literature. ASC 105 is effective for interim and annual periods ending after September 15, 2009. We have conformed our financial statements and related Notes to the new Codification for the quarter ended September 30, 2009.
In August 2009, the FASB issued Accounting Standards Update ASU 2009-05, Measuring Liabilities at Fair Value, to amend FASB Accounting Standards Codification ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), to clarify how entities should estimate the fair value of liabilities. ASC 820, as amended, includes clarifying guidance for circumstances in which a quoted price in an active market is not available, the effect of the existence of liability transfer restrictions, and the effect of quoted prices for the identical liability, including when the identical liability is traded as an asset. The amended guidance in ASC 820 on measuring liabilities at fair value is effective for the first interim or annual reporting period beginning after August 28, 2009, with earlier application permitted. Our management does not believe that the adoption of the amended guidance in ASC 820 will have a significant effect on our financial statements.
Note 3. Portfolio Investments
At September 30, 2009, we had invested in 29 long-term portfolio investments, which had an amortized cost of $513,750 and a fair value of $510,798 and at June 30, 2009, we had invested in 30 long-term portfolio investments, which had an amortized cost of $531,424 and a fair value of $547,168.
As of September 30, 2009, we own controlling interests in Ajax Rolled Ring & Machine (“Ajax”), C&J Cladding, LLC (“C&J”), Change Clean Energy Holdings, Inc. (“CCEHI”), Gas Solutions Holdings, Inc. (“GSHI”), Integrated Contract Services, Inc. (“ICS”), Iron Horse Coiled Tubing, Inc. (“Iron Horse”), NRG Manufacturing, Inc. (“NRG”), R-V Industries, Inc. (“R-V”), and Yatesville Coal Holdings, Inc. (“Yatesville”). We also own an affiliated interest in Appalachian Energy Holdings, LLC (“AEH”) and Biotronic NeuroNetwork (“Biotronic”).
The fair values of our portfolio investments as of September 30, 2009 disaggregated into the three levels of the ASC 820 valuation hierarchy are as follows:

		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Investments at fair value
Control investments	$—	$—	$198,043	$198,043
Affiliate investments	—	—	31,790	31,790
Non-control/non-affiliate investments	—	—	280,965	280,965

	—	—	510,798	510,798
Investments in money market funds	—	85,143	—	85,143

Total assets reported at fair value	$—	$85,143	$510,798	$595,941

The aggregate values of Level 3 portfolio investments changed during the three months ended September 30, 2009 as follows:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
			Non-Control/
	Control	Affiliate	Non-Affiliate
	Investments	Investments	Investments	Total
Fair value as of June 30, 2009	$206,332	$32,254	$308,582	$547,168
Total realized losses	—	—	—	—
Change in unrealized depreciation	(9,484)	(475)	(7,751)	(17,710	)(1)
Purchases, issuances, settlements and other, net	1,195	11	(19,866)	(18,660)
Transfers within Level 3	—	—	—	—
Transfers in (out) of Level 3	—	—	—	—

Fair value as of September 30, 2009	$198,043	$31,790	$280,965	$510,798

(1)	Relates to assets held at September 30, 2009
At September 30, 2009 and June 30, 2009, five loan investments were on non-accrual status: AEH, Conquest Cherokee, LLC (“Conquest”), ICS, Wind River Resources Corp. and Wind River II Corp. (“Wind River”), and Yatesville. The loan principal of these loans amounted to $95,797 and $92,513 as of September 30, 2009 and June 30, 2009, respectively. The fair values of these investments represent approximately 5.7% and 7.3% of our net assets as of September 30, 2009 and June 30, 2009, respectively. For the three months ended September 30, 2009 and September 30, 2008, the income foregone as a result of not accruing interest on non-accrual debt investments amounted to $4,448 and $1,989, respectively. At September 30, 2009, we held one asset on which payment of interest was past-due more than 90 days for which we continue to accrue interest. The principal balance of such loan is $20,253 and the accrued interest receivable is $1,237 at September 30, 2009. We expect full repayment of principal and interest on this loan.
GSHI has indemnified us against any legal action arising from its investment in Gas Solutions, LP. We have incurred approximately $2,093 from the inception of the investment in GSHI through September 30, 2009 for fees associated with a legal action, and GSHI has reimbursed us for the entire amount. Of the $2,093 reimbursement, $277 was reflected as dividend income: control investments in the Consolidated Statements of Operations for the three months ended September 30, 2008. There were no such legal fees incurred or reimbursed for the three months ended September 30, 2009. Additionally, certain other expenses incurred by us which are attributable to GSHI have been reimbursed by GSHI and are reflected as dividend income: control investments in the Consolidated Statements of Operations. For the three months ended September 30, 2009 and September 30, 2008, such reimbursements totaled as $1,231 and $1,620, respectively.
The original cost basis of debt placements and equity securities acquired totaled to approximately $6,066 and $70,456 during the three months ended September 30, 2009 and September 30, 2008, respectively. Debt repayments and sales of equity securities with a cost basis of approximately $24,241 and $10,949 were received during the three months ended September 30, 2009 and September 30, 2008, respectively.
Note 4. Other Investment Income
Other investment income consists of structuring fees, overriding royalty interests, settlement of net profit interests, deal deposits, administrative agent fee, and other miscellaneous and sundry cash receipts. Income from such sources for the three months ended September 30, 2009 and September 30, 2008 were as follows:

	For The Three Months Ended
	September 30,
Income Source	2009	2008
Structuring and amendment fees	$405	$687
Overriding royalty interests	44	158
Settlement of net profits interests	—	12,576
Deal deposit	—	82
Administrative agent fee	15	17

Other Investment Income	$464	$13,520

Note 5. Equity Offerings and Related Expenses
We issued 11,431,797 shares of our common stock in public and private offerings during the three months ended September 30, 2009. We did not issue any common stock during the three months ended September 30, 2008. The proceeds raised, the related underwriting fees, the offering expenses and the prices at which these shares were issued are as follows:

		Gross
	Number of	Proceeds	Underwriting	Offering	Offering
Issuances of Common Stock	Shares Issued	Raised	Fees	Expenses	Price

July 7, 2009	5,175,000	$46,575	$2,329	$200	$9.000

August 20, 2009 (1)	3,449,686	$29,322	—	$117	$8.500

September 24, 2009 (1)	2,807,111	$25,264	—	$840	$9.000

(1)
Concurrent with the sale of these shares, we entered into a registration rights agreement in which we granted the purchasers certain registration rights with respect to the shares. We will use our reasonable best efforts to file with the SEC within sixty (60) days a post-effective amendment to the registration statement on Form N-2 and will also use our reasonable best efforts to cause such post-effective amendment to be declared effective no later than December 15, 2009. Under the registration rights agreement, we may be obligated to make liquidated damages payments to holders upon the occurrence of certain events.

Our shareholders’ equity accounts at September 30, 2009 and June 30, 2009 reflect cumulative shares issued as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, private offerings, the exercise of over-allotment options on the part of the underwriters and our dividend reinvestment plan. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
On October 9, 2008, our Board of Directors approved a share repurchase plan under which we may repurchase up to $20,000 of our common stock at prices below our net asset value as reported in our financial statements published for the year ended June 30, 2008. We have not made any purchases of our common stock during the period from October 9, 2008 to September 30, 2009 pursuant to this plan.
Note 6. Net Decrease (Increase) in Net Assets per Common Share
The following information sets forth the computation of net (decrease) increase in net assets resulting from operations per common share for the three months ended September 30, 2009 and September 30, 2008, respectively.

	For The Three Months Ended
	September 30,
	2009	2008
Net (decrease) increase in net assets resulting from operations	$(6,378)	$13,998
Weighted average common shares outstanding	49,804,906	29,520,379

Net (decrease) increase in net assets resulting from operations per common share	$(0.13)	$0.47

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
The total base management fees incurred to the favor of the Investment Adviser for the three months ended September 30, 2009 and September 30, 2008 were $3,209, and $2,823, respectively.
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
The net investment income used to calculate this part of the incentive fee is also included in the amount of the gross assets used to calculate the 2.00% base management fee. We pay the Investment Adviser an income incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:
•   no incentive fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate;
•   100.00% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 125.00% of the quarterly hurdle rate in any calendar quarter (8.75% annualized assuming a 7.00% annualized hurdle rate); and
•   20.00% of the amount of our pre-incentive fee net investment income, if any, that exceeds 125.00% of the quarterly hurdle rate in any calendar quarter (8.75% annualized assuming a 7.00% annualized hurdle rate).
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
For the three months ended September 30, 2009 and September 30, 2008, $3,080 and $5,875, respectively, of income incentive fees were incurred. No capital gains incentive fees were incurred for the three months ended September 30, 2009 and September 30, 2008.
Administration Agreement
We have also entered into an Administration Agreement with Prospect Administration, LLC (“Prospect Administration”) under which Prospect Administration, among other things, provides (or arranges for the provision of) administrative services and facilities for us. For providing these services, we reimburse Prospect Administration for our allocable portion of overhead incurred by Prospect Administration in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of our chief compliance officer and chief financial officer and their respective staffs. For the three months ended September 30, 2009 and 2008, the reimbursement was approximately $840 and $588, respectively. Under this agreement, Prospect Administration furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Prospect Administration also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Prospect Administration assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, Prospect Administration also provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Prospect Administration is a wholly owned subsidiary of our Investment Adviser.
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

Prospect Administration, pursuant to the approval of our Board of Directors, engaged Vastardis Fund Services LLC (“Vastardis”) to serve as our sub-administrator to perform certain services required of Prospect Administration. Under the sub-administration agreement, Vastardis provided us with office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities. Vastardis also conducted relations with custodians, depositories, transfer agents, dividend disbursing agents, other stockholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable. Vastardis provided reports to the Administrator and the Directors of its performance of obligations and furnished advice and recommendations with respect to such other aspects of our business and affairs as it shall determine to be desirable. Under the sub-administration agreement, Vastardis also provided the service of William E. Vastardis as our Chief Financial Officer (“CFO”). We compensated Vastardis for providing us these services by the payment of an asset-based fee with a $400 annual minimum, payable monthly. Our service agreement was amended on September 28, 2008 so that Mr. Vastardis no longer served as our CFO effective as of November 11, 2008. At that time, Brian H. Oswald, a managing director at Prospect Administration, assumed the role of CFO.
On April 30, 2009 we gave a 60-day notice to Vastardis of termination of our agreement to provide sub-administration services effective June 30, 2009. We entered into a new consulting services agreement for the period from July 1, 2009 until the filing of our Form 10-K for the year ended June 30, 2009. We paid Vastardis a total of $30 for services rendered in conjunction with preparation of Form 10-K under the new agreement. All services previously provided by Vastardis were assumed by Prospect Administration beginning on July 1, 2009 for the fiscal year ending June 30, 2010 and thereafter.
Managerial Assistance
As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We billed $200 and $215 of managerial assistance fees for the three months ended September 30, 2009 and June 30, 2009, respectively, of which $129 and $60 remains on the consolidated statement of assets and liabilities as of September 30, 2009, and June 30, 2009, respectively. These fees are paid to the Administrator when received. We simultaneously accrue a payable to the Administrator for the same amounts, which remain on the consolidated statements of assets and liabilities.

Note 8. Financial Highlights

	For The Three Months Ended
	September 30,
	2009	2008
Per Share Data(1):
Net asset value at beginning of period	$12.40	$14.55
Net investment income	0.25	0.80
Realized gain	—	0.05
Net unrealized depreciation	(0.38)	(0.38)
Net decrease in net assets as a result of public offerings	(0.77)	—
Dividends declared and paid	(0.39)	(0.39)

Net asset value at end of period	$11.11	$14.63

Per share market value at end of period	$10.71	$12.81
Total return based on market value(2)	20.83%	0.25%
Total return based on net asset value(2)	(7.00%)	3.71%
Shares outstanding at end of period	54,672,155	29,520,379
Average weighted shares outstanding for period	49,804,906	29,520,379
Ratio / Supplemental Data:
Net assets at end of period	$607,246	$431,439
Annualized ratio of operating expenses to average net assets	7.59%	11.38%
Annualized ratio of net operating income to average net assets	10.02%	12.09%

Note 8. Financial Highlights (continued)

	Year	Year	Year	Year	Year
	Ended	Ended	Ended	Ended	Ended
	June 30, 2009	June 30, 2008	June 30, 2007	June 30, 2006	June 30, 2005
Per Share Data(1):
Net asset value at beginning of period	$14.55	$15.04	$15.31	$14.59	$(0.01)
Costs related to the initial public offering	—	—	—	0.01	(0.21)
Costs related to the secondary public offering	—	(0.07)	(0.06)	—	—
Net investment income	1.87	1.91	1.47	1.21	0.34
Realized (loss) gain	(1.24)	(0.69)	0.12	0.04	—
Net unrealized appreciation (depreciation)	0.48	(0.05)	(0.52)	0.58	0.90
Net (decrease) increase in net assets as a result of public offering	(2.11)	—	0.26	—	13.95
Dividends declared and paid	(1.15)	(1.59)	(1.54)	(1.12)	(0.38)

Net asset value at end of period	$12.40	$14.55	$15.04	$15.31	$14.59

Per share market value at end of period	$9.20	$13.18	$17.47	$16.99	$12.60
Total return based on market value(2)	(22.04%)	(15.90%)	12.65%	44.90%	(13.46%)
Total return based on net asset value(2)	(4.81%)	7.84%	7.62%	12.76%	7.40%
Shares outstanding at end of period	42,943,084	29,520,379	19,949,065	7,069,873	7,055,100
Average weighted shares outstanding for period	31,559,905	23,626,642	15,724,095	7,056,846	7,055,100

Ratio / Supplemental Data:
Net assets at end of period	$532,596	$429,623	$300,048	$108,270	$102,967
Annualized ratio of operating expenses to average net assets	9.03%	9.62%	7.36%	8.19%	5.52%
Annualized ratio of net investment income to average net assets	13.14%	12.66%	9.71%	7.90%	8.50%

(1)	Financial highlights are based on weighted average shares.

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
On June 25, 2009, we completed a first closing on an expanded $250,000 revolving credit facility (the “Syndicated Facility”). The new Syndicated Facility, which had $195,000 and $175,000 total commitments as of September 30, 2009 and June 30, 2009, respectively, includes an accordion feature which allows the Syndicated Facility to accept up to an aggregate total of $250,000 of commitments for which we continue to solicit additional commitments from other lenders for the additional $55,000 as of September 30, 2009. The revolving period extends through June 24, 2010. If not renewed or extended by the participant banks, a one year amortization period would commence whereby we may not borrow additional funds. Thereafter for ten years, all principal, interest and fee payments received in conjunction with collateral pledged to the Syndicated Facility, less a monthly servicing fee payable to us, are required to be used to repay outstanding borrowings under the Syndicated Facility. Any remaining outstanding borrowings would be due and payable on the commitment termination date, which is currently June 24, 2011.

The Syndicated Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The Syndicated Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Syndicated Facility. The Syndicated Facility also requires the maintenance of a minimum liquidity requirement. At September 30, 2009 and June 30, 2009, we were in compliance with the applicable covenants.
Interest on borrowings under the credit facility is one-month LIBOR plus 400 basis points, subject to a minimum Libor floor of 200 basis points. Additionally, the banks charge a fee on the unused portion of the credit facility equal to 100 basis points. As of September 30, 2009 and June 30, 2009, we had zero and $124,800 outstanding under our credit facility, respectively. As of September 30, 2009 and June 30, 2009, $89,391 and $946 was available to us for additional borrowing under our credit facility, respectively. As we make additional investments which are eligible to be pledged under the credit facility, we will generate additional availability to the extent such investments are eligible to be placed into the borrowing base. At September 30, 2009 and June 30, 2009, the investments used as collateral for the Syndicated Facility had an aggregate market value of $373,911 and $434,069, which represents 61.5% and 81.5% of net assets, respectively.
In connection with the origination and amendment of the Syndicated Facility, we incurred approximately $6,922 of fees which are being amortized over the term of the facility.
Note 10. Commitments and Off-Balance Sheet Risks
From time to time, we provide guarantees for portfolio companies for payments to counterparties, usually as an alternative to investing additional capital. Currently, an agreement for one contingent indemnification is outstanding related to a North Fork Collieries LLC (“North Fork”), a consolidated entity of Yatesville. The contingent indemnification obligation arose from our acquisition of the assets of Traveler Coal, LLC (“Traveler”), through our subsidiary, North Fork. Specifically, as part of that acquisition, we have agreed, subject to the satisfaction of certain conditions, to indemnify the seller of those assets for personal guarantees that seller had extended on behalf of Traveler. As of September 30, 2009, the amount of this contingency is approximately $1,300.
We also provide indemnifications to Prospect Administration in accordance with our respective agreements with that service provider. These indemnifications are described in further detail in Note 7.
Note 11. Litigation
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
On December 6, 2004, Dallas Gas Partners, L.P. (“DGP”) served us with a complaint filed November 30, 2004 in the U.S. District for the Southern District of Texas, Galveston Division. DGP alleges that DGP was defrauded and that we breached our fiduciary duty to DGP and tortiously interfered with DGP’s contract to purchase Gas Solutions, Ltd. (a subsidiary of our portfolio company, GSHI) in connection with our alleged agreement in September 2004 to loan DGP funds with which DGP intended to buy Gas Solutions, Ltd. for approximately $26,000. The complaint sought relief not limited to $100,000. On November 30, 2005, U.S. Magistrate Judge John R. Froeschner of the U.S. District Court for the Southern District of Texas, Galveston Division, issued a recommendation that the court grant our Motion for Summary Judgment dismissing all claims by DGP. On February 21, 2006, U.S. District Judge Samuel Kent of the U.S. District Court for the Southern District of Texas, Galveston Division issued an order granting our Motion for Summary Judgment dismissing all claims by DGP, against us. On May 16, 2007, the Court also granted us summary judgment on DGP’s liability to us on our counterclaim for DGP’s breach of a release and covenant not to sue. On January 4, 2008, the Court, Judge Melinda Harmon presiding, granted our motion to dismiss all DGP’s claims asserted against certain of our officers and affiliates. On August 20, 2008, Judge Harmon entered a Final Judgment dismissing all of DGP’s claims. DGP appealed to the U.S. Court of Appeals for the Fifth Circuit, which affirmed the Final Judgment on June 24, 2009. DGP then moved for rehearing on July 8, 2009, which the Fifth Circuit denied on August 6, 2009. Our damage claims against DGP remain pending.

In May 2006, based in part on unfavorable due diligence and the absence of investment committee approval, we declined to extend a loan for $10,000 to a potential borrower (“plaintiff”). Plaintiff was subsequently sued by its own attorney in a local Texas court for plaintiff’s failure to pay fees owed to its attorney. In December 2006, plaintiff filed a cross-action against us and certain affiliates (the “defendants”) in the same local Texas court, alleging, among other things, tortuous interference with contract and fraud. We petitioned the United States District Court for the Southern District of New York (the “District Court”) to compel arbitration and to enjoin the Texas action. In February 2007, our motions were granted. Plaintiff appealed that decision. On July 24, 2008, the Second Circuit Court of Appeals affirmed the judgment of the District Court. The arbitration commenced in July 2007 and concluded in late November 2007. Post-hearing briefings were completed in February 2008. On April 14, 2008, the arbitrator rendered an award in our favor, rejecting all of plaintiff’s claims. On April 18, 2008, we filed a petition before the District Court to confirm the award. On October 8, 2008, the District Court granted the Company’s petition to confirm the award, confirmed the awards and subsequently entered judgment thereon in favor of the Company in the amount of $2,288. After filing a defective notice of appeal to the United States Court of Appeals for the Second Circuit on November 5, 2008, plaintiff’s counsel resubmitted a new notice of appeal on January 9, 2009. The plaintiff subsequently requested that the Company agree to stipulate to the withdrawal of plaintiff’s appeal to the Second Circuit. Such a stipulation was filed with the Second Circuit on or about April 14, 2009. Based on this stipulation, the Second Circuit issued a mandate terminating the appeal, which was transmitted to the District Court on April 23, 2009. Post-judgment discovery against plaintiff is continuing and we have filed a motion for sanctions against plaintiff’s counsel which will be scheduled for argument in November 2009.
Note 12. Proposed Merger
On August 3, 2009, we announced that we had entered into a definitive agreement to acquire Patriot Capital Funding, Inc. (NASDAQ: PCAP) (“Patriot”) for approximately $197,000 comprised of our common stock and cash to repay all Patriot debt, anticipated to be $110,500 when the acquisition closes. Our common shares will be exchanged at a ratio of approximately 0.3992 for each Patriot share, or 8,616,467 shares of our common stock for 21,584,251 Patriot shares, with such exchange ratio decreased for any tax distributions Patriot may declare before closing. In return, we will acquire assets with an amortized cost of approximately $311,000 for approximately $197,000, based on an estimate of our common stock price of $10 per share and the anticipated debt outstanding at the closing, the value of either may change prior to the closing. We, in conjunction with an independent valuation agent, have determined that the fair value of the assets is approximate to the anticipated purchase price and do not anticipate recording any material gain on the consummation of the transaction.
Patriot has reduced its debt balance to $112,706 at September 30, 2009.
On November 3, 2009, Patriot announced that it would be making a final dividend equal to its undistributed net ordinary income and capital gains. Patriot has estimated that this final dividend will be $0.38 per share and the actual amount of the final dividend may be more or less than the estimated amount and will be determined immediately prior to the date on which the final dividend is paid to Patriot shareholders. In accordance with a recent IRS revenue procedure, the dividend will be payable up to 10% in cash and at least 90% in newly issued shares of Patriot’s common stock. If $0.038 of the dividend is distributed as cash, the total number of shares to be issued by us will be reduced to 8,534,111 shares.

Note 13. Selected Quarterly Financial Data (Unaudited)

					Net Realized and		Net Increase (Decrease)
					Unrealized		in Net Assets from
	Investment Income		Net Investment Income		Gains (Losses)		Operations
Quarter Ended	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)
September 30, 2006	$6,432	$0.65	$3,274	$0.33	$690	$0.07	$3,964	$0.40
December 31, 2006	8,171	0.60	4,493	0.33	(1,553)	(0.11)	2,940	0.22
March 31, 2007	12,069	0.61	7,015	0.36	(2,039)	(0.10)	4,976	0.26
June 30, 2007	14,009	0.70	8,349	0.42	(3,501)	(0.18)	4,848	0.24

September 30, 2007	15,391	0.77	7,865	0.39	685	0.04	8,550	0.43
December 31, 2007	18,563	0.80	10,660	0.46	(14,346)	(0.62)	(3,686)	(0.16)
March 31, 2008	22,000	0.92	12,919	0.54	(14,178)	(0.59)	(1,259)	(0.05)
June 30, 2008	23,448	0.85	13,669	0.50	10,317	0.38	23,986	0.88

September 30, 2008(2)	35,799	1.21	23,502	0.80	(9,504)	(0.33)	13,998	0.47
December 31, 2008	22,213	0.75	11,960	0.40	(5,436)	(0.18)	6,524	0.22
March 31, 2009	20,669	0.69	11,720	0.39	3,611	0.12	15,331	0.51
June 30, 2009	21,800	0.59	11,981	0.32	(12,730)	(0.34)	(749)	(0.02)

September 30, 2009	21,517	0.43	12,318	0.25	(18,696)	(0.38)	(6,378)	(0.13)

(1)	Per share amounts are calculated using weighted average shares during period.

(2)	Additional income for this quarter was driven by other investment income from the settlement of net profits interests on IEC Systems LP and Advanced Rig Services LLC. See Note 4.
Note 14. Subsequent Events
On October 19, 2009, we issued 233,523 shares of our common stock in connection with the dividend reinvestment plan.

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
Note on Forward Looking Statements
Some of the statements in this report constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained herein involve risks and uncertainties, including statements as to:
•	our future operating results;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our portfolio companies to achieve their objectives;
•	our expected financings and investments;
•	the adequacy of our cash resources and working capital; and
•	the timing of cash flows, if any, from the operations of our portfolio companies.
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

Pending Acquisition
On August 3, 2009, we announced that we had entered into a definitive agreement to acquire Patriot Capital Funding, Inc. (NASDAQ: PCAP) (“Patriot”) for approximately $197,000 comprised of our common stock and cash to repay all Patriot debt, anticipated to be $110,500 when the acquisition closes. Our common shares will be exchanged at a ratio of approximately 0.3992 for each Patriot share, or 8,616,467 shares of our common stock for 21,584,251 Patriot shares, with such exchange ratio decreased for any tax distributions Patriot may declare before closing. In return, we will acquire assets with an amortized cost of approximately $311,000 for approximately $197,000, based on an estimate of our common stock price of $10 per share and the anticipated debt outstanding at the closing, the value of either may change prior to the closing. We, in conjunction with an independent valuation agent, have determined that the fair value of the assets is approximate to the anticipated purchase price and do not anticipate recording any material gain on the consummation of the transaction.
Patriot has reduced its debt balance to $112,706 at September 30, 2009.
On November 3, 2009, Patriot announced that it would be making a final dividend equal to its undistributed net ordinary income and capital gains. Patriot has estimated that this final dividend will be $0.38 per share and the actual amount of the final dividend may be more or less than the estimated amount and will be determined immediately prior to the date on which the final dividend is paid to Patriot shareholders. In accordance with a recent IRS revenue procedure, the dividend will be payable up to 10% in cash and at least 90% in newly issued shares of Patriot’s common stock. If $0.038 of the dividend is distributed as cash, the total number of shares to be issued by us will be reduced to 8,534,111 shares.
Market Conditions
In 2008 and 2009, the financial services industry has been negatively affected by turmoil in the global capital markets. What began in 2007 as a deterioration of credit quality in subprime residential mortgages has spread rapidly to other credit markets. Market liquidity and credit quality conditions are significantly weaker today than two years ago.
We believe that Prospect Capital is well positioned to navigate through these adverse market conditions. As a business development company, we are limited to a maximum 1 to 1 debt to equity ratio, and as of September 30, 2009, we had $89,391 available under our credit facility, of which zero was outstanding. As we make additional investments that are eligible to be pledged under the credit facility, we will generate additional availability. The revolving period for the extended credit facility continues until June 25, 2010, with an amortization running to June 25, 2011.
We also continue to generate liquidity through public and private stock offerings. On July 7, 2009 we completed a public stock offering for 5,175,000 shares of our common stock at $9.00 per share, raising $46,575 of gross proceeds. On August 20, 2009 and September 24, 2009, we issued 3,449,686 shares and 2,807,111 shares, respectively, of our common stock at $8.50 and $9.00 per share, respectively, in private stock offerings, raising $29,322, and $25,264 of gross proceeds, respectively. Concurrent with the sale of these shares, we entered into a registration rights agreement in which we granted the purchasers certain registration rights with respect to the shares. Under the terms and conditions of the registration rights agreement, we will use our reasonable best efforts to file with the SEC within sixty (60) days a post-effective amendment to the registration statement on Form N-2 and will also use our reasonable best efforts to cause such post-effective amendment to be declared effective by the SEC within one hundred twenty (120) days. Under the registration rights agreement, we may be obligated to make liquidated damages payments to holders upon certain events.
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

Basis of Consolidation
Under the 1940 Act rules, the regulations pursuant to Article 6 of Regulation S-X, and the American Institute of Certified Public Accountants’ Audit and Accounting Guide for Investment Companies, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to us. Our September 30, 2009 and June 30, 2009 financial statements include our accounts and the accounts of Prospect Capital Funding, LLC, our only wholly-owned, closely-managed subsidiary that is also an investment company. All intercompany balances and transactions have been eliminated in consolidation.
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
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC” or “Codification”) 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. We adopted ASC 820 on a prospective basis beginning in the quarter ended September 30, 2008.

ASC 820 classifies the inputs used to measure these fair values into the following hierarchy:
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
The changes to generally accepted accounting principles from the application of ASC 820 relate to the definition of fair value, framework for measuring fair value, and the expanded disclosures about fair value measurements. ASC 820 applies to fair value measurements already required or permitted by other standards.
In accordance with ASC 820, the fair value of our investments is defined as the price that we would receive upon selling an investment in an orderly transaction to an independent buyer in the principal or most advantageous market in which that investment is transacted.
In April 2009, the FASB issued ASC 820-10-65, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“ASC 820-10-65”). This update provides further clarification for ASC 820 in markets that are not active and provides additional guidance for determining when the volume of trading level of activity for an asset or liability has significantly decreased and for identifying circumstances that indicate a transaction is not orderly. ASC 820-10-65 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of ASC 820-10-65 for the three months ended September 30, 2009, did not have any effect on our net asset value, financial position or results of operations as there was no change to the fair value measurement principles set forth in ASC 820.
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
We adopted FASB ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Adoption of ASC 740 was applied to all open tax years as of July 1, 2007. The adoption of ASC 740 did not have an effect on our net asset value, financial condition or results of operations as there was no liability for unrecognized tax benefits and no change to our beginning net asset value. As of September 30, 2009 and for the three months then ended, we did not have a liability for any unrecognized tax benefits. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

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
Loans are placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, are likely to remain current. As of September 30, 2009, approximately 5.7% of our net assets are in non-accrual status.
Dividend income is recorded on the ex-dividend date.
Structuring fees and similar fees are recognized as income as earned, usually when paid. Structuring fees, excess deal deposits, net profits interests and overriding royalty interests are included in other income.
Statement of Assets and Liabilities Overview
During the three months ended September 30, 2009, net assets have increased by $74,650 from $532,596 as of June 30, 2009 to $607,246 as of September 30, 2009. This net increase in assets primarily resulted from $97,675 of capital share transactions, offset by $19,548 in dividends declared to our stockholders. During this three month period we recognized net investment income of $12,318 and a decrease in net assets due to changes in unrealized depreciation of investments of $18,696. The result was the $6,378 decrease in net assets resulting from operations.
The aggregate fair value of our portfolio investments was $510,798 and $547,168 as of September 30, 2009 and June 30, 2009, respectively. During the three months ended September 30, 2009, our net cost of investments decreased by $17,674, or 3.3%, primarily from the repayment of two investments. At September 30, 2009, we were invested in 29 long-term portfolio investments.
Investment Activity
During the three months ended September 30, 2009, we completed follow-on investments in existing portfolio companies, totaling approximately $4,599 and recorded PIK interest of $1,467, resulting in gross investment originations of $6,066. The more significant of these follow-on investments are described briefly in the following:
On July 1, 2009, we made a follow-on secured debt investment of $1,093 in Iron Horse Coiled Tubing, Inc. (“Iron Horse”) in support of the build out of additional equipment.
During the three months ended September 30, 2009, we provided additional fundings of $2,961 to Yatesville Coal Holdings, Inc. (“Yatesville”) to fund ongoing operations.
During the three months ended September 30, 2009, we closed-out two positions which are briefly described below.

On August 31, 2009, C&J Cladding, LLC (“C&J”) repaid the $3,150 loan receivable to us and we received an additional 5% prepayment penalty totaling $158. We continue to hold warrants for common units in this investment.

On September 4, 2009, Peerless Manufacturing Co. repaid the $20,000 loan receivable to us.
During the three months ended September 30, 2009, we also received principal amortization payments of $1,091 on several loans.

On September 30, 2008, we settled our net profits interests (“NPIs”) in IEC Systems LP (“IEC”) and Advanced Rig Services LLC (“ARS”) with the companies for a combined $12,576. IEC and ARS originally issued the NPIs to us when we loaned a combined $25,600 to IEC and ARS on November 20, 2007. In conjunction with the NPI realization, we recognized other income of $12,576 simultaneously reinvested the $12,576 as incremental senior secured debt in IEC and ARS. The incremental debt will amortize over the period ending November 20, 2010.
The following is a quarter-by-quarter summary of our investment activity:

Quarter-End	Acquisitions(1)	Dispositions(2)
September 30, 2009	$6,066	$24,241
June 30, 2009	7,929	3,148
March 31, 2009	6,356	10,782
December 31, 2008	13,564	2,128
September 30, 2008	70,456	10,949
June 30, 2008	118,913	61,148
March 31, 2008	31,794	28,891
December 31, 2007	120,846	19,223
September 30, 2007	40,394	17,949
June 30, 2007	130,345	9,857
March 31, 2007	19,701	7,731
December 31, 2006	62,679	17,796
September 30, 2006	24,677	2,781
June 30, 2006	42,783	5,752
March 31, 2006	15,732	901
December 31, 2005	—	3,523
September 30, 2005	25,342	—
June 30, 2005	17,544	—
March 31, 2005	7,332	—
December 31, 2004	23,771	32,083
September 30, 2004	30,371	—

Since inception	$816,595	$258,883

(1)	Includes new deals, additional fundings, refinancings and PIK interest.

(2)	Includes scheduled principal payments, prepayments and refinancings.
Investment Holdings
As of September 30, 2009, we continue to pursue our investment strategy. Despite our name change to “Prospect Capital Corporation” and the termination of our policy to invest at least 80% of our net assets in energy companies in May 2007, we currently have a concentration of investments in companies in the energy and energy related industries. Some of the companies in which we invest have relatively short or no operating histories. These companies are and will be subject to all of the business risk and uncertainties associated with any new business enterprise, including the risk that these companies may not reach their investment objective or the value of our investment in them may decline substantially or fall to zero.
Our portfolio had an annualized current yield of 15.7% and 15.5% across all our long-term debt and certain equity investments as of September 30, 2009 and September 30, 2008, respectively. At September 30, 2009, this yield includes interest from all of our long-term investments as well as dividends from Gas Solutions Holdings, Inc. (“GSHI”) and NRG Manufacturing, Inc. (“NRG”). We expect the current yield to decline over time as we increase the size of the portfolio. Monetization of other equity positions that we hold is not included in this yield calculation. In each of our portfolio companies, we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.

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
As of September 30, 2009, we own controlling interests in Ajax Rolled Ring & Machine (“Ajax”), C&J, Change Clean Energy Holdings, Inc. (“CCEHI”), GSHI, Integrated Contract Services, Inc. (“ICS”), Iron Horse, NRG, R-V Industries, Inc. (“R-V”), and Yatesville. We also own affiliated interests in Appalachian Energy Holdings, LLC (“AEH”) and Biotronic NeuroNetwork (“Biotronic”).
The following is a summary of our investment portfolio by level of control:

	September 30, 2009				June 30, 2009
		Percent	Fair	Percent		Percent	Fair	Percent
Level of Control	Cost	of Portfolio	Value	of Portfolio	Cost	of Portfolio	Value	of Portfolio
Control	$188,886	31.5%	$198,043	33.2%	$187,105	29.7%	$206,332	31.9%
Affiliate	33,555	5.6%	31,790	5.3%	33,544	5.3%	32,254	5.0%
Non-control/Non-affiliate	291,309	48.7%	280,965	47.2%	310,775	49.3%	308,582	47.8%
Money Market Funds	85,143	14.2%	85,143	14.3%	98,735	15.7%	98,735	15.3%

Total Portfolio	$598,893	100.0%	$595,941	100.0%	$630,159	100.0%	$645,903	100.0%

The following is our investment portfolio presented by type of investment at September 30, 2009 and June 30, 2009, respectively:

	September 30, 2009				June 30, 2009
		Percent	Fair	Percent		Percent	Fair	Percent
Level of Control	Cost	of Portfolio	Value	of Portfolio	Cost	of Portfolio	Value	of Portfolio
Money Market Funds	$85,143	14.2%	$85,143	14.3%	$98,735	15.7%	$98,735	15.3%
Senior Secured Debt	230,158	38.4%	213,394	35.8%	232,534	36.9%	220,993	34.2%
Subordinated Secured Debt	235,638	39.4%	167,839	28.2%	251,292	39.9%	194,547	30.1%
Subordinated Unsecured Debt	15,125	2.5%	16,410	2.8%	15,065	2.4%	16,331	2.5%
Preferred Stock	10,432	1.7%	5,202	0.9%	10,432	1.6%	4,139	0.7%
Common Stock	16,606	2.8%	88,234	14.8%	16,310	2.6%	89,278	13.8%
Membership Interests	3,031	0.5%	6,846	1.1%	3,031	0.5%	7,270	1.1%
Overriding Royalty Interests	—	0.0%	3,187	0.5%	—	0.0%	3,483	0.5%
Net Profit Interests	—	0.0%	2,087	0.3%	—	0.0%	2,561	0.4%
Warrants	2,760	0.5%	7,599	1.3%	2,760	0.4%	8,566	1.4%

Total Portfolio	$598,893	100.0%	$595,941	100.0%	$630,159	100.0%	$645,903	100.0%

The following is our investment portfolio presented by geographic location of the investment at September 30, 2009 and June 30, 2009, respectively:

	September 30, 2009				June 30, 2009
		Percent	Fair	Percent		Percent	Fair	Percent
Level of Control	Cost	of Portfolio	Value	of Portfolio	Cost	of Portfolio	Value	of Portfolio
Canada	$20,521	3.4%	$12,908	2.2%	$19,344	3.1%	$12,606	2.0%
Midwest US	77,712	13.0%	84,082	14.1%	77,681	12.3%	84,097	13.0%
Northeast US	45,999	7.7%	43,968	7.4%	44,875	7.1%	47,049	7.3%
Southeast US	168,156	28.1%	94,812	15.9%	164,652	26.1%	101,710	15.7%
Southwest US	155,423	25.9%	227,608	38.2%	178,993	28.4%	253,615	39.3%
Western US	45,939	7.7%	47,420	7.9%	45,879	7.3%	48,091	7.4%
Money Market Funds	85,143	14.2%	85,143	14.3%	98,735	15.7%	98,735	15.3%

Total Portfolio	$598,893	100.0%	$595,941	100.0%	$630,159	100.0%	$645,903	100.0%

The following is our investment portfolio presented by industry sector of the investment at September 30, 2009 and June 30, 2009, respectively:

	September 30, 2009				June 30, 2009
		Percent	Fair	Percent		Percent	Fair	Percent
Level of Control	Cost	of Portfolio	Value	of Portfolio	Cost	of Portfolio	Value	of Portfolio
Biomass Power	$2,826	0.5%	$2,530	0.4%	$2,530	0.4%	$2,530	0.4%
Construction Services	5,028	0.8%	1,123	0.2%	5,017	0.8%	2,408	0.4%
Contracting	16,652	2.8%	5,971	1.0%	16,652	2.6%	5,000	0.8%
Financial Services	25,554	4.3%	23,365	3.9%	25,424	4.0%	23,073	3.6%
Food Products	27,459	4.6%	29,730	5.0%	27,413	4.4%	29,416	4.6%
Gas Gathering and Processing	35,003	5.8%	85,187	14.3%	35,003	5.6%	85,187	13.2%
Healthcare	57,683	9.6%	61,530	10.3%	57,535	9.1%	60,293	9.3%
Manufacturing	71,053	11.9%	87,136	14.6%	90,978	14.4%	110,929	17.2%
Metal Services	580	0.1%	3,067	0.5%	3,302	0.5%	7,133	1.1%
Mining and Coal Production	51,850	8.7%	10,994	1.8%	48,890	7.8%	13,097	2.0%
Oil and Gas Production	104,437	17.4%	101,019	17.0%	104,183	16.5%	104,806	16.2%
Oilfield Fabrication	33,292	5.6%	33,957	5.7%	34,247	5.4%	34,931	5.4%
Pharmaceuticals	11,951	2.0%	11,684	2.0%	11,949	2.0%	11,452	1.8%
Production Services	20,521	3.4%	12,908	2.2%	19,344	3.1%	12,606	1.9%
Retail	15,440	2.6%	4,236	0.7%	14,623	2.3%	6,272	1.0%
Shipping Vessels	7,241	1.2%	6,469	1.1%	7,160	1.1%	7,381	1.1%
Specialty Minerals	15,814	2.6%	18,162	3.0%	15,814	2.5%	18,924	2.9%
Technical Services	11,366	1.9%	11,730	2.0%	11,360	1.8%	11,730	1.8%
Money Market Funds	85,143	14.2%	85,143	14.3%	98,735	15.7%	98,735	15.3%

Total Portfolio	$598,893	100.0%	$595,941	100.0%	$630,159	100.0%	$645,903	100.0%

Investment Valuation
In determining the fair value of our portfolio investments at September 30, 2009, the Audit Committee considered valuations from the independent valuation firm and from management having an aggregate range of $485,934 to $532,023, excluding money market investments.
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
The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties and comparable multiples for recent sales of companies within the industry. The composite of all these analysis, applied to each investment, was a total valuation of $510,798, excluding money market investments.
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
During the three months ended September 30, 2009, there has been a general improvement in the markets in which we operate and market rates of interest demanded for middle market loans have decreased. As a result, many of our debt investments have seen an increase in value. The fair value is limited on the high side to the loans par value, plus any prepayment penalties that would be imposed. Many of the debt investments in this category have not seen a significant change in value as they were previously valued at or near par value. These investments include: American Gilsonite Company, Biotronic, Castro Cheese Company, Inc., H&M Oil & Gas, LLC, IEC/ARS, Maverick Healthcare, LLC, NRG Manufacturing, Inc., Qualitest Pharmaceuticals, Inc., Regional Management Corp., Resco, Shearer’s Foods, Inc., Stryker Energy, LLC, TriZetto Group and Unitek.
Six debt investments were made to companies that are not performing in line with budget expectations as of September 30, 2009 and have seen a diminution of value since June 30, 2009 (Ajax, AEH, Conquest Cherokee, LLC, Deb Shops, Inc., Freedom Marine Services LLC, and Iron Horse). For these assets, we have increased the market interest rates to take into account the increased credit risk and general changes in current interest rates for similar assets to determine their fair value.
Four portfolio companies (C&J, Diamondback, Miller and R-V) are equity investments for which the previously outstanding debt has been repaid.
Control investments offer increased risk and reward over straight debt investments. Operating results and changes in market multiples can result in dramatic changes in values from quarter to quarter. Significant downturns in operations can further result in our looking to recoveries on sales of assets rather than the enterprise value of the investment. Several control investments in our portfolio are under enhanced scrutiny by our senior management and our Board of Directors and are discussed below.
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
During the past two years, we have been in discussions with multiple interested purchasers for Gas Solutions. While we wish to unlock the value in Gas Solutions, we do not wish to enter into any agreement at any time that does not recognize the long term value we see in Gas Solutions. As a well hedged midstream asset, which will generate predictable and consistent cash flows to us, Gas Solutions is a valuable asset that we wish to sell at a value-maximizing price, or not at all. We continue discussions with interested parties, but have a patient approach toward the process. In addition, a sale of the assets, rather than the stock of GSHI, might result in a significant tax liability at the GSHI level which will need to be paid prior to any distribution to us.

In early May 2008, Gas Solutions II Ltd purchased a series of propane puts at $0.10 out of the money and at prices of $1.53 per gallon and $1.394 per gallon covering the periods May 1, 2008, through April 30, 2009, and May 1, 2009, through April 30, 2010, respectively. These hedges were executed at close to the highest market propane prices ever achieved on an historical basis; such hedges preserve the upside of Gas Solutions II Ltd to benefit from potential future increases in commodity prices. GSHI generated approximately $26,172 of EBITDA for the fiscal year ending December 31, 2008, an increase of 67% from 2007 results. Despite the volatility in commodity prices over the last year, GSHI generated approximately $26,955 of EBITDA for the twelve months ending September 30, 2009.
In determining the value of GSHI, we have utilized several valuation techniques to determine the value of the investment. These techniques offer a wide range of values. Our Board of Directors has determined the value to be $85,187 for our debt and equity positions at September 30, 2009 based upon a combination of a discounted cash flow analysis, a public comparables analysis and review of recent indications of interest. At September 30, 2009 and June 30, 2009, GSHI was valued $50,184 above its amortized cost.
Integrated Contract Services, Inc.
ICS is an investment that we made in April 2007. Prior to January 2009, ICS owned the assets of ESA Environmental Specialists, Inc. (“ESA”) and 100% of the stock of The Healing Staff (“THS”). ESA originally defaulted under our contract governing our investment in ESA, prompting us to commence foreclosure actions with respect to certain ESA assets in respect of which we have a priority lien. In response to our actions, ESA filed voluntarily for reorganization under the bankruptcy code on August 1, 2007. On September 20, 2007 the U.S. Bankruptcy Court approved a Section 363 Asset Sale from ESA to us. To complete this transaction, we contributed our ESA debt to a newly-formed entity, ICS, and provided funds for working capital on October 9, 2007. In return for the ESA debt, we received senior secured debt in ICS of equal amount to our ESA debt, preferred stock of ICS, and 49% of the ICS common stock. ICS subsequently ceased operations and assigned the collateral back to us. ICS is in default of both payment and financial covenants. During September and October 2007, we provided $1,170 to THS for working capital.
In January 2009, we foreclosed on the real and personal property of ICS. Through this foreclosure process, we gained 100% ownership of THS and certain ESA assets. Based upon an analysis of the liquidation value of the ESA assets and the enterprise value of THS, our Board of Directors affirmed the fair value of our investment in ICS at $5,971 at September 30, 2009, a reduction of $10,681 from its amortized cost, compared to the $11,652 unrealized loss recorded at June 30, 2009.
Yatesville Coal Holdings, Inc.
All of our coal holdings have been consolidated under common management in Yatesville. Yatesville began to show improvement after the consolidation of the coal holdings, but the company exhausted its permitted reserves in December 2008 and has not had any meaningful revenue stream since. Yatesville’s management continues to pursue additional mine permits and received its first new permit in March 2009 for approximately 650,000 tons. Yatesville has elected not to begin production from its new permit and is investigating alternative revenue streams. These actions have been complicated and impacted by an environment where coal prices are depressed from historical norms. We continue to evaluate strategies for Yatesville such as partnering with and investing in other coal operators in Central Appalachia in order to increase the scale, scope and efficiency of Yatesville’s reserve development activities. During the three months ended September 30, 2009, we provided additional funding of $2,961 to Yatesville to fund ongoing operations including new permitting. Our Board of Directors, upon recommendation from senior management, has set the value of the Yatesville investment at $10,994 at September 30, 2009, a reduction of $40,856 from its amortized cost, compared to the $35,793 unrealized loss recorded at June 30, 2009.
Change Clean Energy Holdings Inc. and Change Clean Energy, Inc., f/k/a Worcester Energy Partners, Inc.
Change Clean Energy, Inc. (“CCEI”) is an investment that we originated in September 2005 which owns and operated a bio-mass energy plant. In March 2009 CCEI ceased operations temporarily as it was not economically feasible to make a profit based on the cost of materials and the price being paid for electricity. During that quarter, we determined that it was appropriate to institute foreclosure proceedings against the co-borrowers of our debt to take full control of the assets. In anticipation of such proceedings CCEHI was established and on March 11, 2009, the foreclosure was completed and the assets were assigned to a wholly owned subsidiary of CCEHI. During the three months ended September 30, 2009, we provided additional funding of $296 to CCEHI to fund ongoing operations. CCEI currently has no material operations. At June 30, 2009 we determined that the impairment at both CCEI and CCEHI was other than temporary and recognized a realized loss of $41,134, which was the amount by which the amortized cost exceeded the fair value. At September 30, 2009, our Board of Directors, under recommendation from senior management, has reaffirmed the value of the CCEHI investment at $2,530, a reduction of $296 from its amortized cost.

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
On June 25, 2009, we completed a first closing on an expanded $250,000 syndicated revolving credit facility (the “Facility”). The new Facility, for which five lenders have closed on $195,000 to date, includes an accordion feature which allows the Facility to accept up to an aggregate total of $250,000 of commitments for which we continue to solicit additional commitments from other lenders for the additional $55,000. The revolving period of the Facility extends through June 2010, with an additional one year amortization period after the completion of the revolving period. As of September 30, 2009 and June 30, 2009, we had zero and $124,800 of borrowings outstanding under our credit facility, respectively.
Interest on borrowings under the credit facility is one-month Libor plus 400 basis points, subject to a minimum Libor floor of 200 basis points after that date. The maintenance of this facility requires us to pay a fee for the amount not drawn upon. This fee assessed at the rate of 100 basis points per annum. The following table shows the facility amounts and outstanding borrowings at September 30, 2009 and June 30, 2009:

	As of September 30, 2009		As of June 30, 2009
	Facility	Amount	Facility	Amount
	Amount	Outstanding	Amount	Outstanding
Revolving Credit Facility	$195,000	$—	$175,000	$124,800
The following table shows the contractual maturity of our revolving credit facility at September 30, 2009:

Payments Due By Period
	Less Than		More Than
	1 Year	1 - 3 Years	3 Years
Credit Facility Payable	$—	$—	$—

During the quarter ended September 30, 2009, we completed public and private offerings and raised $97,675 of additional equity by issuing 11,431,797 shares of our common stock below net asset value diluting shareholder value by $0.75 per share. The following table shows the calculation of net asset value per share as of September 30, 2009 and June 30, 2009:

	As of September 30, 2009	As of June 30, 2009
Net Assets	$607,246	$532,596
Shares of common stock outstanding	54,672,155	42,943,084

Net asset value per share	$11.11	$12.40

At September 30, 2009, we had 54,672,155 of our common stock issued and outstanding.
Results of Operations
For the three months ended September 30, 2009 and September 30, 2008, the net (decrease) increase in net assets resulting from operations was ($6,378) and $13,998, respectively, representing ($0.13) and $0.47 per share, respectively. We experienced a net realized and unrealized loss of ($18,696) or approximately ($0.38) per share in the three months ended September 30, 2009. This compares with the net realized and unrealized loss of ($9,504) during the three months ended September 30, 2008 or approximately ($0.33) per share.
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
Investment income consists of interest income, including accretion of loan origination fees and prepayment penalty fees, dividend income and other income, including net profits interest, overriding royalties interest and structuring fees. The following table details the various components of investment income and the related levels of debt investments for the three months ended September 30, 2009 and September 30, 2008:

	For The Three Months Ended
	September 30
	2009	2008

Interest income	$14,835	$17,556
Dividend income	6,218	4,723
Other income	464	13,520

Total investment income	$21,517	$35,799

Average debt principal of investments	$497,161	$493,487

Weighted-average interest rate earned	11.84%	14.11%

Total investment income has decreased for the three months ended September 30, 2009 from the amount reported for the three months ended September 30, 2008 primarily due to a decrease in other income.
Income from other sources decrease from $13,520 for the three months ended September 30, 2008 to $464 for the three months ended September 30, 2009. This $12,899 decrease is primarily due to the settlement of our net profit interests in IEC/ARS for $12,576 during the three months ended September 30, 2008.
While average principal balances of debt investments have increased from $493,487 for the three months ended September 30, 2008 to $497,161 for the three months ended September 30, 2009, the weighted-average interest rate earned decreased from 14.11% to 11.84%. During the three month period ended September 30, 2009, interest of $4,448 was foregone on non-accrual debt investments compared to $1,989 of forgone interest for the three months ended September 30, 2008. Without these adjustments, the weighted average interest rates earned on debt investments would have been 15.39% and 15.71% for the three months ended September 30, 2009 and 2008, respectively.
Dividend income has grown from $4,723 to $6,218 for the three months ended September 30, 2008 and September 30, 2009, respectively. The increase in dividend income is attributable to dividends received from our investment in GSHI. We received dividends from GSHI of $4,000 and $6,000 during the three months ended September 30, 2008 and September 30, 2009, respectively.
Operating Expenses
Our primary operating expenses consist of investment advisory fees (base management and income incentive fees), credit facility costs, legal and professional fees and other operating and overhead-related expenses. These expenses include our allocable portion of overhead under the Administration Agreement with Prospect Administration under which Prospect Administration provides administrative services and facilities for us. Our investment advisory fees compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions in accordance with our Administration Agreement with Prospect Administration. Operating expenses were $9,199 and $12,297 for the three months ended September 30, 2009 and September 30, 2008, respectively.

The base management fee was $3,209 and $2,823 for the three months ended September 30, 2009 and September 30, 2008, respectively. The increase in this expense for the three months ended September 30, 2009 is directly related to our growth in total assets. For the three months ended September 30, 2009 and September 30, 2008, we incurred $3,080 and $5,875, respectively, of income incentive fees. The $2,795 decrease in the income incentive fee for the respective three-month period is driven by a decrease in pre-management fee net investment income from $29,377 for the three months ended September 30, 2008 to $15,398 for the three months ended September 30, 2009, primarily the result of the settlement of net profits interest in IEC/ARS in the 2008 period. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
During the three months ended September 30, 2009, we incurred $1,374 of expenses related to our credit facility. This compares with expenses of $1,518 incurred during the three months ended September 30, 2008. These expenses are related directly to the leveraging capacity put into place for each of those periods and the levels of indebtedness actually undertaken during those quarters. The table below describes the various credit facility expenses and the related indicators of leveraging capacity and indebtedness during these periods.

	For The Three Months Ended
	September 30,
	2009	2008

Interest expense	$127	$1,230
Amortization of deferred financing costs	824	180
Commitment and other fees	423	108

Total	$1,374	$1,518

Weighted-average debt outstanding	$8,398	$115,419

Weighted-average interest rate incurred	6.00%	4.27%

Facility amount at beginning of period	$195,000	$200,000

The increase in our interest rate incurred is primarily due to an increase of 150 basis points in our current borrowing rate effective June 25, 2009.
As our asset base has grown and we have added complexity to our capital raising activities, due, in part, to our assumption of the sub-administration role from Vastardis, we have commensurately increased the size of our administrative and financial staff, accounting for a significant increase in the overhead allocation from Prospect Administration. Over the last year, Prospect Administration has added several additional staff members, including a senior finance professional, a controller, two corporate counsels and other finance professionals. As our portfolio continues to grow, we expect to continue to increase the size of our administrative and financial staff on a basis that provides increasing returns to scale. However, initial investments in administrative and financial staff may not provide returns to scale immediately, perhaps not until the portfolio increases to a greater size. Other allocated expenses from Prospect Administration have, as expected, increased alongside with the increase in staffing and asset base.
Legal costs decreased significantly from $597 for the three months ended September 30, 2008 to zero for the three months ended September 30, 2009 as there were legal matters in the prior year that are no longer active.
Net Investment Income, Net Realized (Loss) Gains, (Decrease) Increase in Net Assets from Net Change in Unrealized Depreciation/Appreciation and Net (Decrease) Increase in Net Assets Resulting from Operations
Net realized (loss) gains were zero and $1,645 for the three months ended September 30, 2009 and September 30, 2008, respectively. The net realized gain of $1,645 for the three months ended September 30, 2008 was due primarily to the sale of the warrants related to Deep Down, Inc.

Net decrease in net assets from changes in unrealized appreciation/depreciation was $18,696 and $11,149 for the three months ended September 30, 2009 and September 30, 2008, respectively. For the three months ended September 30, 2009, the $18,696 decrease in net assets from the net change in unrealized appreciation/depreciation was driven primarily by write-downs of our investments in Ajax, AEH, C&J, Conquest, Deb Shops, and Yatesville. For the three months ended September 30, 2008, the $11,149 decrease in net assets from the net change in unrealized appreciation/depreciation was driven by significant write-downs in our investments in CCEI, Deb Shops, Iron Horse and by the disposition of Deep Down, Inc. which had been previously valued above cost. These instances of unrealized depreciation were partially offset by unrealized appreciation in C&J, GSHI, and Yatesville.
Financial Condition, Liquidity and Capital Resources
For the three months ended September 30, 2009 and September 30, 2008, our operating activities provided (used) $41,503 and ($27,785) of cash, respectively. Financing activities (used) provided ($44,425) and $28,499 of cash during the three months ended September 30, 2009 and September 30, 2008, respectively, which included the payments of dividends of $16,647 and $11,845, during the three months ended September 30, 2009 and September 30, 2008, respectively.
Our primary uses of funds have been to add to our investments in our portfolio companies, to add new companies to our investment portfolio, and to make cash distributions to holders of our common stock.
We have and may continue to fund a portion of our cash needs through borrowings from banks, issuances of senior securities or secondary offerings. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. At September 30, 2009, we had zero outstanding borrowings on our $195,000 revolving credit facility.
On September 6, 2007, our Registration Statement on Form N-2 was declared effective by the SEC. At September 30, 2009, under the Registration Statement, we had remaining availability to issue up to approximately $147,500 of our equity securities over the next 11 months.
We also continue to generate liquidity through public and private stock offerings. On July 7, 2009 we completed a public stock offering for 5,175,000 shares of our common stock at $9.00 per share, raising $46,575 of gross proceeds. On August 20, 2009 and September 24, 2009, we issued 3,449,686 shares and 2,807,111 shares, respectively, of our common stock at $8.50 and $9.00 per share, respectively, in private stock offerings, raising $29,322, and $25,264 of gross proceeds, respectively. Concurrent with the sale of these shares, we entered into a registration rights agreement in which we granted the purchasers certain registration rights with respect to the shares. Under the terms and conditions of the registration rights agreement, we will use our reasonable best efforts to file with the SEC within sixty (60) days a post-effective amendment to the registration statement on Form N-2 and will also use our reasonable best efforts to cause such post-effective amendment to be declared effective by the SEC within one hundred twenty (120) days. Under the registration rights agreement, we may be obligated to make liquidated damages payments to holders upon certain events.
On August 3, 2009, we announced that we had entered into a definitive agreement to acquire Patriot, for which will issue stock, draw down on our revolving credit facility and use available cash and cash equivalents on hand, $92,163 as of September 30, 2009, to repay all Patriot debt outstanding, anticipated to be $110,500 when the acquisition closes.
Off-Balance Sheet Arrangements
At September 30, 2009, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than those which originate from 1) the investment advisory and management agreement and the administration agreement and 2) the portfolio companies.
Developments Since the End of the Fiscal Quarter
On October 19, 2009, we issued 233,523 shares of our common stock in connection with the dividend reinvestment plan.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates and equity price risk. At September 30, 2009, most of the loans in our portfolio bore interest at fixed interest rates. Several of our floating rate loans have floors which have effectively converted the loans to fixed rate loans in the current interest rate environment. At September 30, 2009, the principal value of loans totaling $21,750 bear interest at floating rates.
If we continue to invest in fixed rate loans, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the three months ended September 30, 2009, we did not engage in interest rate hedging activities.
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
There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On December 6, 2004, Dallas Gas Partners, L.P. (“DGP”) served us with a complaint filed November 30, 2004 in the U.S. District for the Southern District of Texas, Galveston Division. DGP alleges that DGP was defrauded and that we breached our fiduciary duty to DGP and tortiously interfered with DGP’s contract to purchase Gas Solutions, Ltd. (a subsidiary of our portfolio company, GSHI) in connection with our alleged agreement in September 2004 to loan DGP funds with which DGP intended to buy Gas Solutions, Ltd. for approximately $26,000. The complaint sought relief not limited to $100,000. On November 30, 2005, U.S. Magistrate Judge John R. Froeschner of the U.S. District Court for the Southern District of Texas, Galveston Division, issued a recommendation that the court grant our Motion for Summary Judgment dismissing all claims by DGP. On February 21, 2006, U.S. District Judge Samuel Kent of the U.S. District Court for the Southern District of Texas, Galveston Division issued an order granting our Motion for Summary Judgment dismissing all claims by DGP, against us. On May 16, 2007, the Court also granted us summary judgment on DGP’s liability to us on our counterclaim for DGP’s breach of a release and covenant not to sue. On January 4, 2008, the Court, Judge Melinda Harmon presiding, granted our motion to dismiss all DGP’s claims asserted against certain of our officers and affiliates. On August 20, 2008, Judge Harmon entered a Final Judgment dismissing all of DGP’s claims. DGP appealed to the U.S. Court of Appeals for the Fifth Circuit, which affirmed the Final Judgment on June 24, 2009. DGP then moved for rehearing on July 8. 2009, which the Fifth Circuit denied on August 6, 2009. Our damage claims against DGP remain pending.
In May 2006, based in part on unfavorable due diligence and the absence of investment committee approval, we declined to extend a loan for $10,000 to a potential borrower (“plaintiff”). Plaintiff was subsequently sued by its own attorney in a local Texas court for plaintiff’s failure to pay fees owed to its attorney. In December 2006, plaintiff filed a cross-action against us and certain affiliates (the “defendants”) in the same local Texas court, alleging, among other things, tortuous interference with contract and fraud. We petitioned the United States District Court for the Southern District of New York (the “District Court”) to compel arbitration and to enjoin the Texas action. In February 2007, our motions were granted. Plaintiff appealed that decision. On July 24, 2008, the Second Circuit Court of Appeals affirmed the judgment of the District Court. The arbitration commenced in July 2007 and concluded in late November 2007. Post-hearing briefings were completed in February 2008. On April 14, 2008, the arbitrator rendered an award in our favor, rejecting all of plaintiff’s claims. On April 18, 2008, we filed a petition before the District Court to confirm the award. On October 8, 2008, the District Court granted the Company’s petition to confirm the award, confirmed the awards and subsequently entered judgment thereon in favor of the Company in the amount of $2,288. After filing a defective notice of appeal to the United States Court of Appeals for the Second Circuit on November 5, 2008, plaintiff’s counsel resubmitted a new notice of appeal on January 9, 2009. The plaintiff subsequently requested that the Company agree to stipulate to the withdrawal of plaintiff’s appeal to the Second Circuit. Such a stipulation was filed with the Second Circuit on or about April 14, 2009. Based on this stipulation, the Second Circuit issued a mandate terminating the appeal, which was transmitted to the District Court on April 23, 2009. Post-judgment discovery against plaintiff is continuing and we have filed a motion for sanctions against plaintiff’s counsel which will be scheduled for argument in November 2009.
Item 1A. Risk Factors
There have been no material changes to our risk factors as previously disclosed in our most recent 10-K filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table reflects the history of shares issued under the dividend reinvestment plan:

		Aggregate Offering Price
Record Date/Issuance Date	Shares Issued	(in 000s)	% of Dividend
March 23, 2006 / March 30, 2006	6,841	$111	5.2%
June 23, 2006 / June 30, 2006	7,932	130	5.4%
September 22, 2006 / September 29, 2006	80,818	1,273	26.2%
December 29, 2006 / January 5, 2007	108,047	1,850	25.5%
March 23, 2007 / March 30, 2007	93,843	1,595	20.8%
June 22, 2007 / June 29, 2007	69,834	1,190	15.3%
September 19, 2007 / September 28, 2007	72,073	1,243	15.9%
March 31, 2008 / April 16, 2008	99,241	1,510	14.4%
September 30, 2008 / October 16, 2008	117,549	1,506	12.7%
December 31, 2008 / January 20, 2009	148,200	1,774	14.8%
March 31, 2009 / April 20, 2009	214,456	1,827	14.4%
July 8, 2009 / July 20, 2009	297,274	2,901	14.8%
The following table reflects recent sales of unregistered common stock:

		Gross
	Number of	Proceeds	Underwriting	Offering	Offering
Issuances of Common Stock	Shares Issued	Raised	Fees	Expenses	Price

August 20, 2009	3,449,686	$29,322	—	$117	$8.500

September 24, 2009	2,807,111	$25,264	—	$840	$9.000

(1)
Concurrent with the sale of these shares, we entered into a registration rights agreement in which we granted the purchasers certain registration rights with respect to the shares. We filed with the SEC a post-effective amendment to the registration statement on Form N-2 on October 9, 2009, and will also use our reasonable best efforts to cause such post-effective amendment to be declared effective by the SEC no later than December 15, 2009. Under the registration rights agreement, we may be obligated to make liquidated damages payments to holders upon the occurrence of certain events.

(2)	We claimed exemption to registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder (the “Securities Act”).

(3)	Shares were purchased by qualified institutional buyers and institutional accredited investors as defined in Rule 144A under the Securities Act.
Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the first quarter of the fiscal year ended June 30, 2010.
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

2.1	Agreement and Plan of Merger by and between Patriot Capital Funding, Inc. and Prospect Capital Corporation, dated as of August 3, 2009 (12).

3.1	Articles of Amendment and Restatement (1).

3.2	Amended and Restated Bylaws (9).

4.1	Form of Share Certificate (1).

10.1	Investment Advisory Agreement between Registrant and Prospect Capital Management LLC (1).

10.2	Custodian Agreement (2).

10.3	Administration Agreement between Registrant and Prospect Administration LLC (1).

10.4	Transfer Agency and Service Agreement (2).

10.5	Dividend Reinvestment Plan (1).

10.6	License Agreement between Registrant and Prospect Capital Management LLC (1).

10.7	Loan and Servicing Agreement dated June 6, 2007 among Prospect Capital Funding LLC, Prospect Capital Corporation, the lenders from time to time party thereto and Coöperative Centrale Raisseisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch (6).

10.8	First Amendment to Loan and Servicing Agreement dated December 31, 2007 among Prospect Capital Funding LLC, Prospect Capital Corporation, and Coöperative Centrale Raisseisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch (7).

10.9	Amended and Restated Loan and Servicing Agreement dated June 25, 2009 among Prospect Capital Funding LLC, Prospect Capital Corporation and Coöperative Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch (11).

10.10	Stock Purchase Agreement, dated as of August 17, 2009, among Prospect Capital Corporation and the purchasers named therein (13).

10.11	Registration Rights Agreement, dated as of August 17, 2009, among Prospect Capital Corporation and the purchasers named therein (13).

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).

12	Computation of Ratios (included in the notes to the financial statements contained in this report).

14	Code of Conduct (10)

16	Letter regarding change in certifying accountant (4).

21	Subsidiaries of the Registrant: (included in the notes to the consolidated financial statements contained in this annual report). (8)

22.1	Proxy Statement (5).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Filed herewith.

(1)	Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-114522), filed on July 6, 2004.

(2)	Incorporated by reference to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-114522), filed on July 23, 2004.

(3)	Incorporated by reference from the Registrant’s Form 10-K filed on September 28, 2006.

(4)	Incorporated by reference to the form 8-K/A (File No. 814-00659), filed on January 21, 2005.

(5)	Incorporated by reference from the Registrant’s Proxy Statement filed on October 16, 2009.

(6)	Incorporated by reference from the Registrant’s Registration Statement on Form N-2 (File No. 333-143819) filed on September 5, 2007.

(7)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on February 11, 2008.

(8)	Incorporated by reference from the Registrant’s Form 10-K filed on September 28, 2007.

(9)	Incorporated by reference from the Registrant’s Form 8-K filed on September 21, 2009.

(10)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2008.

(11)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed on June 26, 2009.

(12)	Incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on August 5, 2009

(13)	Incorporated by reference Exhibit 10.1 and 10.2 of the Registrant’s Form 8-K filed on August 21, 2009.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2009.

PROSPECT CAPITAL CORPORATION
By:	/s/ John F. Barry III
John F. Barry III
Chief Executive Officer and Chairman of the Board