Form 10-Q
period 2009-12-31
PROSPECT CAPITAL CORP
filed 2010-02-09
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended December 31, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of February 9, 2010 was 63,586,731.

PROSPECT CAPITAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2009

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
December 31, 2009 and June 30, 2009
(in thousands, except share and per share data)

	December 31, 2009	June 30, 2009
	(Unaudited)	(Audited)
Assets (Note 10)
Investments at fair value (cost of $633,636 and $531,424, respectively, Note 3)
Control investments (cost of $165,867 and $187,105, respectively)	$191,898	$206,332
Affiliate investments (cost of $68,052 and $33,544, respectively)	66,479	32,254
Non-control/Non-affiliate investments (cost of $399,717 and $310,775, respectively)	389,758	308,582

Total investments at fair value	648,135	547,168

Investments in money market funds	23,418	98,735
Cash	3,844	9,942
Receivables for:
Interest, net	5,723	3,562
Dividends	2	28
Other	359	571
Prepaid expenses	175	68
Due from Prospect Administration (Note 8)	998	—
Deferred financing costs, net	5,891	6,951
Other assets	535	—

Total Assets	$689,080	$667,025

Liabilities
Credit facility payable (Note 10)	10,000	124,800
Dividend payable	25,894	—
Due to Prospect Administration (Note 8)	—	842
Due to Prospect Capital Management (Note 8)	7,412	5,871
Accrued expenses	8,039	2,381
Other liabilities	258	535

Total Liabilities	51,603	134,429

Net Assets	$637,477	$532,596

Components of Net Assets
Common stock, par value $0.001 per share (100,000,000 and 100,000,000 common shares authorized, respectively; 63,349,746 and 42,943,084 issued and outstanding, respectively)	$63	$43
Paid-in capital in excess of par	741,520	545,707
Under/(over) distributed net investment income	(14,326)	24,152
Accumulated realized losses on investments	(104,279)	(53,050)
Unrealized appreciation on investments	14,499	15,744

Net Assets	$637,477	$532,596

Net Asset Value Per Share	$10.06	$12.40

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Three and Six Months Ended December 31, 2009 and 2008
(in thousands, except share and per share data)
(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Investment Income
Interest Income
Control investments (Net of foreign withholding tax of ($52), $62, ($19), and $109, respectively)	$5,052	$5,075	$9,643	$11,797
Affiliate investments (Net of foreign withholding tax of $0, $0, $0, and $0, respectively)	1,539	1,075	2,388	1,635
Non-control/non-affiliate investments	11,948	11,091	21,343	21,365

Total interest income	18,539	17,241	33,374	34,797

Dividend income
Control investments	4,160	4,584	10,360	9,168
Money market funds	10	81	28	220

Total dividend income	4,170	4,665	10,388	9,388

Other income: (Note 5)
Control/affiliate investments	75	87	75	831
Gain on Patriot acquisition (Note 2)	5,714	—	5,714	—
Non-control/non-affiliate investments	385	220	849	12,996

Total other income	6,174	307	6,638	13,827

Total Investment Income	28,883	22,213	50,400	58,012

Operating Expenses
Investment advisory fees:
Base management fee (Note 8)	3,176	2,940	6,385	5,763
Income incentive fee (Note 8)	4,231	2,990	7,311	8,865

Total investment advisory fees	7,407	5,930	13,696	14,628

Interest and credit facility expenses	1,995	1,965	3,369	3,483
Sub-administration fees (Including former Chief Financial Officer and Chief Compliance Officer)	—	217	—	467
Legal fees	390	184	390	483
Valuation services	153	110	273	422
Audit, compliance and tax related fees	239	306	501	629
Allocation of overhead from Prospect Administration (Note 8)	840	588	1,680	1,176
Insurance expense	63	63	126	124
Directors’ fees	64	62	128	143
Other general and administrative expenses	807	295	994	462
Tax expense	—	533	—	533

Total Operating Expenses	11,958	10,253	21,157	22,550

Net Investment Income	16,925	11,960	29,243	35,462

Net realized (loss) gain on investments	(51,229)	16	(51,229)	1,661
Net change in unrealized appreciation/depreciation on investments	17,451	(5,452)	(1,245)	(16,601)

Net (Decrease) Increase in Net Assets Resulting from Operations	$(16,853)	$6,524	$(23,231)	$20,522

Net (decrease) increase in net assets resulting from operations per share: (Note 7)	$(0.29)	$0.22	$(0.43)	$0.69

Dividends/distributions declared per share:	$0.41	$0.40	$0.82	$0.80

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
For The Six Months Ended December 31, 2009 and 2008
(in thousands, except share data)
(Unaudited)

	For The Six Months Ended
	December 31,	December 31,
	2009	2008
(Decrease) Increase in Net Assets from Operations:
Net investment income	$29,243	$35,462
Net realized (loss) gain on investments	(51,229)	1,661
Net change in unrealized depreciation on investments	(1,245)	(16,601)

Net (Decrease) Increase in Net Assets Resulting from Operations	(23,231)	20,522

Dividends/Distributions to Shareholders:	(67,721)	(23,848)

Capital Share Transactions:
Net proceeds from capital shares sold	98,833	—
Less: Offering costs of public share offerings	(1,158)	—
Fair value of equity issued in conjunction with Patriot acquisition	92,800	—
Reinvestment of dividends/distributions	5,358	1,506

Net Increase in Net Assets Resulting from Capital Share Transactions	195,833	1,506

Total Increase in Net Assets:	104,881	(1,820)
Net assets at beginning of period	532,596	429,623

Net Assets at End of Period	$637,477	$427,803

Capital Share Activity:
Shares sold	11,431,797	—
Shares issued for Patriot acquisition	8,444,068	—
Shares issued through reinvestment of dividends/distributions	530,797	117,549

Net increase in capital share activity	20,406,662	117,549
Shares outstanding at beginning of period	42,943,084	29,520,379

Shares Outstanding at End of Period	63,349,746	29,637,928

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Six Months Ended December 31, 2009 and 2008
(in thousands, except share data)
(Unaudited)

	For The Six Months Ended December 31,
	2009	2008
Cash Flows from Operating Activities:
Net (decrease) increase in net assets resulting from operations	$(23,231)	$20,522
Net realized loss (gain) on investments	51,229	(1,661)
Net change in unrealized depreciation on investments	1,245	16,601
Accretion of original issue discount on investments	(6,670)	(2,128)
Amortization of deferred financing costs	2,106	360
Gain on settlement of net profits interest	—	(12,576)
Gain on Patriot acquisition	(5,714)	—

Change in operating assets and liabilities:
Payments for purchases of investments	(7,321)	(70,513)
Payment-in-kind interest	(2,059)	(931)
Proceeds from sale of investments and collection of investment principal	69,735	13,077
Purchases of cash equivalents	(199,997)	(19,999)
Sales of cash equivalents	199,997	19,999
Net decrease investments in money market funds	75,317	10,394
Decrease (increase) in interest receivable	163	(336)
Decrease in dividends receivable	26	4,229
Decrease in loan principal receivable	—	71
Increase in receivable for managerial assistance	—	(25)
Increase in receivable for potential deal expenses	—	(86)
Decrease (increase) in other receivables	212	(17)
Increase in prepaid expenses	(72)	(505)
Decrease in due from Prospect Administration	502	—
Increase in other assets	(535)	—
Decrease in due to Prospect Administration	(842)	(12)
Increase (decrease) in due to Prospect Capital Management	1,541	(317)
(Decrease) increase in accrued expenses	(227)	997
Decrease in other liabilities	(277)	(270)

Net Cash Provided By (Used In) Operating Activities:	155,128	(23,126)

Cash Flows from Investing Activities:
Acquisition of Patriot, net of cash acquired (Note 2)	(106,586)	—

Net Cash Used In Investing Activities:	(106,586)	—

Cash Flows from Financing Activities:
Borrowings under credit facility	60,000	54,500
Payments under credit facility	(174,800)	(7,000)
Financing costs paid and deferred	(1,046)	(270)
Net proceeds from issuance of common stock	98,833	—
Offering costs from issuance of common stock	(1,158)	—
Dividends/distributions paid	(36,469)	(22,221)

Net Cash Provided By Financing Activities:	54,640	25,009

Total (Decrease) Increase in Cash	(6,098)	1,883
Cash balance at beginning of period	9,942	555

Cash Balance at End of Period	$3,844	$2,438

Cash Paid For Interest	$496	$2,862

Non-Cash Financing Activity:
Amount of shares issued in connection with Patriot acquisition	$92,800	$—

Amount of shares issued in connection with dividend reinvestment plan	$5,358	$2,901

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2009 and June 30, 2009
(in thousands, except share data)

			December 31, 2009
						% of
			Principal		Fair	Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 3 INVESTMENTS:

Control Investments (25.00% or greater of voting control)

Ajax Rolled Ring &	South Carolina /	Senior Secured Note – Tranche A (10.50%, due 4/01/2013)(3), (4)	$21,266	$21,266	$21,266	3.3%
Machine, Inc.	Manufacturing	Subordinated Secured Note – Tranche B (11.50% plus 6.00% PIK, due 4/01/2013)(3), (4)	12,038	12,038	4,536	0.7%
		Subordinated Secured Note – Tranche B (15.00%, due 10/30/2010)	500	500	—	0.0%
		Convertible Preferred Stock – Series A (6,143 shares)		6,057	—	0.0%
		Unrestricted Common Stock (6 shares)		—	—	0.0%

				39,861	25,802	4.0%

AWCNC, LLC(20)	North Carolina /	Members Units – Class A (1,800,000 units)		—	—	0.0%
	Machinery	Members Units – Class B-1 (1 unit)		—	—	0.0%
		Members Units – Class B-2 (7,999,999 units)		—	—	0.0%

				—	—	0.0%

C&J Cladding LLC	Texas / Metal Services and Minerals	Warrants (400 warrants, expiring 3/30/2014)		580	3,095	0.5%

				580	3,095	0.5%

Change Clean Energy Holdings, Inc. (“CCEHI”)(5)	Maine / Biomass Power	Common Stock (1,000 shares)		2,825	1,976	0.3%

				2,825	1,976	0.3%

Coalbed, Inc. / Coalbed, LLC(6)	Tennessee / Oil & Gas Production	Senior Secured Note (14.50%, in non-accrual status effective 10/21/2009, due 6/30/2010)	10,441	10,441	3,686	0.6%
		Common Stock (1,000 shares)		—	—	0.0%

				10,441	3,686	0.6%

Fischbein, LLC	North Carolina / Machinery	Senior Subordinated Debt (12.00% plus 6.50% PIK, due 5/01/2013)	3,707	3,508	3,515	0.5%
		Membership Interest – Class A (2,800,000 units)		1,877	1,876	0.3%

				5,385	5,391	0.8%

Freedom Marine Services	Louisiana /	Subordinated Secured Note (16.00% PIK, due 12/31/2011)(3)	7,960	7,899	6,181	1.0%
LLC	Shipping Vessels	Net Profits Interest (22.50% payable on Equity distributions)(3), (7)		—	—	0.0%

				7,899	6,181	1.0%

Gas Solutions Holdings,	Texas / Gas	Senior Secured Note (18.00%, due 12/22/2018)(3)	25,000	25,000	25,000	3.9%
Inc.(8)	Gathering and	Junior Secured Note (18.00%, due 12/23/2018)(3)	5,000	5,000	5,000	0.8%
	Processing	Common Stock (100 shares)(3)		5,003	55,187	8.7%

				35,003	85,187	13.4%

Integrated Contract	North Carolina /	Senior Demand Note (15.00%, due 12/31/2009)(10)	1,170	1,170	1,170	0.2%
Services, Inc.(9)	Contracting	Senior Secured Note (7.00% plus 7.00% PIK plus 6.00% default interest, in non-accrual status effective 10/09/2007, past due)	800	800	928	0.1%
		Junior Secured Note (7.00% plus 7.00% PIK plus 6.00% default interest, in non-accrual status effective 10/09/2007, past due)	14,003	14,003	3,177	0.5%
		Preferred Stock – Series A (10 shares)		—	—	0.0%
		Common Stock (49 shares)		679	—	0.0%

				16,652	5,275	0.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
December 31, 2009 and June 30, 2009
(in thousands, except share data)

			December 31, 2009
						% of
			Principal		Fair	Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 3 INVESTMENTS:

Control Investments (25.00% or greater of voting control)

Iron Horse Coiled Tubing, Inc.	Alberta, Canada / Production Services	Bridge Loan (15.00% plus 3.00% PIK, in non-accrual status effective 5/01/2009, due 12/31/2009)	$11,418	$11,199	$10,440	1.6%
		Senior Secured Note (15.00%, in non-accrual status effective 5/01/2009, due 12/31/2009)	9,250	9,250	1,878	0.3%
		Common Stock (1,781 shares)		268	—	0.0%

				20,717	12,318	1.9%

NRG Manufacturing, Inc.	Texas / Manufacturing	Senior Secured Note (16.50%, due 8/31/2011)(3), (4)	13,080	13,080	13,080	2.1%
		Common Stock (800 shares)		2,317	13,610	2.1%

				15,397	26,690	4.2%

Nupla Corporation	California / Home & Office Furnishings,	Revolving Line of Credit (0.50% – 7.25% plus 2.00% default interest, due 9/04/2012)(4)	1,093	933	929	0.2%
	Housewares & Durable	Senior Secured Term Loan A (8.00% plus 2.00% default interest, due 9/04/2012)(4)	5,139	1,503	1,503	0.2%
		Senior Subordinated Debt (10.00% plus 5.00% PIK, in non-accrual status effective 4/01/2009, due 3/04/2013)	3,204	—	—	0.0%
		Preferred Stock – Class A (475 shares)		—	—	0.0%
		Preferred Stock – Class B (1,045 shares)		—	—	0.0%
		Common Stock (1,140,584 shares)		—	—	0.0%

				2,436	2,432	0.4%

R-V Industries, Inc.	Pennsylvania / Manufacturing	Warrants (200,000 warrants, expiring 6/30/2017)		1,682	3,211	0.5%
		Common Stock (545,107 shares)		5,086	8,751	1.4%

				6,768	11,962	1.9%

Sidump’r Trailer Company, Inc.	Nebraska / Automobile	Revolving Line of Credit (0.50% – 7.25%, in non-accrual status effective 11/01/2008, due 1/10/2011)(4)	950	404	404	0.0%
		Senior Secured Term Loan A (7.25%, in non-accrual status effective 11/01/2008, due 1/10/2011)(4)	2,048	464	464	0.1%
		Senior Secured Term Loan B (8.75%, in-non-accrual status effective 11/01/2008, due 1/10/2011)(4)	2,321	—	—	0.0%
		Senior Secured Term Loan C (16.50% PIK, in non-accrual status effective 9/27/2008, due 7/10/2011)	2,841	—	—	0.0%
		Senior Secured Term Loan D (7.25%, in non-accrual status effective 11/01/2008, due 7/10/2011)(4)	1,700	—	—	0.0%
		Preferred Stock (49,635 shares)		—	—	0.0%
		Common Stock (64,050 shares)		—	—	0.0%

				868	868	0.1%

Yatesville Coal Holdings, Inc.(11)	Kentucky / Mining, Steel, Iron and Non-Precious Metals and Coal Production	Senior Secured Note (15.77%, in non-accrual status effective 1/01/2009, due 12/31/2010)(4)	10,000	1,035	1,035	0.2%
		Junior Secured Note (15.77%, in non-accrual status effective 1/01/2009, due 12/31/2010)(4)	41,836	—	—	0.0%
		Common Stock (1,000 shares)		—	—	0.0%

				1,035	1,035	0.2%

Total Control Investments				165,867	191,898	30.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
December 31, 2009 and June 30, 2009
(in thousands, except share data)

			December 31, 2009
						% of
			Principal		Fair	Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 3 INVESTMENTS:

Affiliate Investments (5.00% to 24.99% voting control)

Appalachian Energy Holdings LLC(12)	West Virginia / Construction Services	Senior Secured Debt – Tranche A (14.00% plus 3.00% PIK plus 3.00% default interest, in non-accrual status effective 11/01/2008, due 1/31/2011)	$2,066	$1,897	$1,165	0.2%
		Senior Secured Debt – Tranche B (14.00% plus 3.00% PIK plus 3.00% default interest, in non-accrual status effective 11/01/2008, past due)	2,120	1,960	—	0.0%
		Preferred Stock – Series A (200 units)		82	—	0.0%
		Preferred Stock – Series B (241 units)		241	—	0.0%
		Preferred Stock – Series C (500 units)		500	—	0.0%
		Warrants (6,065 warrants, expiring 2/13/2016)		176	—	0.0%
		Warrants (6,025 warrants, expiring 6/17/2018)		172	—	0.0%
		Warrants (25,000 warrants, expiring 11/30/2018)		—	—	0.0%

				5,028	1,165	0.2%

Biotronic NeuroNetwork(17)	Michigan / Healthcare	Senior Secured Note (11.50% plus 1.00% PIK, due 2/21/2013)(3), (4)	26,227	26,227	27,014	4.2%
		Preferred Stock (9,925 shares)(13)		2,300	3,497	0.6%

				28,527	30,511	4.8%

Boxercraft Incorporated	Georgia / Textiles & Leather	Revolving Line of Credit (0.50%, due 9/16/2013)		—	—	0.0%
		Senior Secured Term Loan A (9.50% – 10.50%, due 9/16/2013)(4)	4,049	3,412	3,140	0.5%
		Senior Secured Term Loan B (10.00% – 11.00%, due 9/16/2013)(4)	4,835	3,750	3,788	0.5%
		Senior Secured Term Loan C (12.00% plus 6.50% PIK, due 3/16/2014)	7,003	5,468	5,467	0.9%
		Preferred Stock (1,000,000 shares)		—	—	0.0%
		Common Stock (10,000 shares)		—	—	0.0%

				12,630	12,395	1.9%

KTPS Holdings, LLC	Colorado / Textiles & Leather	Revolving Line of Credit (0.50%, due 1/31/2012)		—	—	0.0%
		Senior Secured Term Loan A (10.50% – 11.25%, due 1/31/2012)(4)	3,530	3,142	2,840	0.4%
		Senior Secured Term Loan B (12.00%, due 1/31/2012)	445	372	372	0.1%
		Senior Secured Term Loan C (12.00% plus 6.00% PIK, due 3/31/2012)	4,725	4,027	3,959	0.6%
		Membership Interest – Class A (730 units)		—	—	0.0%
		Membership Interest – Common (199,795 units)		—	—	0.0%

				7,541	7,171	1.1%

Miller Petroleum, Inc.	Tennessee / Oil & Gas Production	Warrants, Common Stock (2,117,689 warrants, expiring 5/04/2010 to 12/31/2014)(14)		150	937	0.2%

				150	937	0.2%

Smart, LLC(15)	New York / Diversified / Conglomerate Service	Membership Interest – Class B (1,218 units)		—	—	0.0%
		Membership Interest – Class D (1 unit)		—	—	0.0%

				—	—	0.0%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
December 31, 2009 and June 30, 2009
(in thousands, except share data)

			December 31, 2009
						% of
			Principal		Fair	Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 3 INVESTMENTS:

Affiliate Investments (5.00% to 24.99% voting control)

Sport Helmets Holdings, LLC(15)	New York / Personal & Nondurable Consumer Products	Revolving Line of Credit (0.50%, due 12/14/2013)		$—	$—	0.0%
		Senior Secured Term Loan A (4.26% – 6.00%, due 12/14/2013)(4)	$3,975	2,302	2,329	0.3%
		Senior Secured Term Loan B (4.76% – 6.50%, due 12/14/2013)(4)	7,425	4,963	5,072	0.8%
		Senior Subordinated Debt – Series A (12.00% plus 3.00% PIK, due 6/14/2014)	7,215	5,655	5,646	0.9%
		Senior Subordinated Debt – Series B (10.00% plus 5.00% PIK, due 6/14/2014)	1,324	898	895	0.1%
		Common Stock (20,000 shares)		358	358	0.1%

				14,176	14,300	2.2%

Total Affiliate Investments				68,052	66,479	10.4%

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

ADAPCO, Inc.	Florida / Ecological	Common Stock (5,000 shares)		141	295	0.0%

				141	295	0.0%

Aircraft Fasteners International, LLC	California / Machinery	Revolving Line of Credit (0.50%, due 11/01/2012)		—	—	0.0%
		Senior Secured Term Loan (3.92% – 5.40%, due 11/01/2012)(4)	5,188	3,653	3,675	0.6%
		Junior Secured Term Loan (12.00% plus 2.00% PIK, due 5/01/2013)	5,433	4,555	4,613	0.7%
		Convertible Preferred Stock (32,500 units)		396	396	0.1%

				8,604	8,684	1.4%

American Gilsonite Company	Utah / Specialty Minerals	Senior Subordinated Note (12.00% plus 3.00% PIK, due 3/14/2013)(3)	14,783	14,783	15,078	2.4%
		Membership Interest Units in AGC/PEP, LLC (99.9999%)(16)		1,031	2,728	0.4%

				15,814	17,806	2.8%

Arrowhead General Insurance Agency, Inc.(17)	California / Insurance	Junior Secured Term Loan (10.25% plus 2.50% PIK, due 2/8/2013)	5,085	3,873	3,871	0.6%

				3,873	3,871	0.6%

Borga, Inc.	California / Mining, Steel, Iron and Non-Precious Metals and Coal Production	Revolving Line of Credit (0.50% – 5.00% plus 3.00% default interest, due 5/06/2010)(4)	800	701	680	0.1%
		Senior Secured Term Loan B (8.50% plus 3.00% default interest, due 5/6/2010)(4)	1,612	1,411	1,375	0.2%
		Senior Secured Term Loan C (12.00% plus 4.00% PIK plus 3.00% default interest, due 5/06/2010)	8,453	651	622	0.1%
		Warrants (33,750 warrants)		—	—	0.0%

				2,763	2,677	0.4%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
December 31, 2009 and June 30, 2009
(in thousands, except share data)

			December 31, 2009
						% of
			Principal		Fair	Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 3 INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Caleel + Hayden, LLC (15)	Colorado / Personal & Nondurable	Junior Secured Term Loan B (9.75% – 10.00%, due 11/10/2011)(4)	$8,425	$8,399	$8,416	1.3%
	Consumer Products	Senior Subordinated Debt (12.00% plus 4.50% PIK, due 11/10/2012)	6,250	5,779	5,778	0.9%
		Common Stock (7,500 shares)		351	351	0.1%
		Options in Mineral Fusion Natural Brands, LLC (11,662 options)		—	—	0.0%

				14,529	14,545	2.3%

Castro Cheese Company, Inc.	Texas / Food Products	Junior Secured Note (11.00% plus 2.00% PIK, due 2/28/2013)(3)	7,615	7,505	7,655	1.2%

				7,505	7,655	1.2%

Copernicus Group	North Carolina / Healthcare	Revolving Line of Credit (0.50% – 10.50%, due 10/08/2013)(4)	150	3	—	0.0%
		Senior Secured Term Loan A (10.50% – 11.50%, due 10/08/2013)(4)	6,250	5,272	5,205	0.8%
		Senior Subordinated Debt (12.00% plus 6.00% PIK – 10.00% plus 10.00% PIK, due 4/08/2014)	12,741	10,661	11,948	1.9%
		Preferred Stock – Series A (1,000,000 shares)		67	—	0.0%
		Preferred Stock – Series C (212,121 shares)		212	140	0.0%

				16,215	17,293	2.7%

Custom Direct, Inc. (17)	Maryland / Printing &	Senior Secured Term Loan (3.06%, due 12/31/2013)(4)	1,651	1,204	1,219	0.2%
	Publishing	Junior Secured Term Loan (6.31%, due 12/31/2014)(4)	2,000	1,243	1,278	0.2%

				2,447	2,497	0.4%

Deb Shops, Inc.(17)	Pennsylvania / Retail	Second Lien Debt (1.00% plus 13.00% PIK, in non-accrual status effective 2/24/2009, due 10/23/2014)	16,378	14,607	2,318	0.4%

				14,607	2,318	0.4%

Diamondback Operating, LP	Oklahoma / Oil & Gas Production	Net Profits Interest (15.00% payable on Equity distributions)(7)		—	404	0.1%

				—	404	0.1%

EXL Acquisition Corp.	South Carolina / Electronics	Revolving Line of Credit (0.50%, due 3/15/2012)		—	—	0.0%
		Senior Secured Term Loan A (3.93% – 5.50%, due 3/15/2011)(4)	1,790	1,494	1,473	0.2%
		Senior Secured Term Loan B (4.18% – 5.75%, due 3/15/2012)(4)	4,053	3,680	3,714	0.6%
		Senior Secured Term Loan C (4.68% – 6.25%, due 3/15/2012)(4)	2,500	2,294	2,316	0.4%
		Senior Secured Term Loan D (12.00% plus 3.00% PIK, due 3/15/2012)	5,967	6,039	6,085	0.9%
		Common Stock – Class A (2,475 shares)		509	509	0.1%
		Common Stock – Class B (25 shares)		306	306	0.1%

				14,322	14,403	2.3%

Fairchild Industrial Products, Co.(2)	North Carolina / Electronics	Preferred Stock – Class A (378 shares)		377	380	0.1%
		Common Stock – Class B (28 shares)		211	211	0.0%

				588	591	0.1%

H&M Oil & Gas, LLC	Texas / Oil & Gas Production	Senior Secured Note (13.00%, due 6/30/2010)	49,661	49,661	46,081	7.2%
		Net Profits Interest (8.00% payable on Equity distributions)(7)		—	1,047	0.2%

				49,661	47,128	7.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
December 31, 2009 and June 30, 2009
(in thousands, except share data)

			December 31, 2009
						% of
			Principal		Fair	Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 3 INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Hudson Products Holdings, Inc.(17)	Texas / Mining, Steel, Iron and Non-Precious Metals and Coal Production	Senior Secured Term Loan (8.00%, due 8/24/2015)(4)	$7,406	$6,729	$6,993	1.1%

				6,729	6,993	1.1%

IEC Systems LP (“IEC”) /Advanced Rig Services LLC (“ARS”)	Texas / Oilfield Fabrication	IEC Senior Secured Note (12.00% plus 3.00% PIK, due 11/20/2012)(3), (4)	20,209	20,209	20,209	3.2%
		ARS Senior Secured Note (12.00% plus 3.00% PIK, due 11/20/2012)(3), (4)	12,128	12,128	12,128	1.9%

				32,337	32,337	5.1%

Impact Products, LLC	Ohio / Machinery	Junior Secured Term Loan (6.25% – 8.25%, due 9/09/2012)(4)	8,835	7,704	7,753	1.2%
		Senior Subordinated Debt (10.00% plus 5.00%, due 9/09/2012)	5,548	5,259	5,260	0.8%

				12,963	13,013	2.0%

Label Corp Holdings, Inc.	Nebraska / Printing & Publishing	Senior Secured Term Loan (8.50%, due 8/08/2014)(4)	5,823	5,193	5,306	0.8%

				5,193	5,306	0.8%

LHC Holdings Corp.(17)	Florida / Healthcare	Revolving Line of Credit (0.50%, due 11/30/2012)		—	—	0.0%
		Senior Secured Term Loan A (4.31% – 5.75%, due 11/30/2012)(4)	2,918	2,114	2,177	0.3%
		Senior Subordinated Debt (12.00% plus 2.50% PIK, due 5/31/2013)	4,565	4,157	4,156	0.7%
		Membership Interest (125 units)		216	216	0.0%

				6,487	6,549	1.0%

Mac & Massey Holdings, LLC	Georgia / Food Products	Senior Subordinated Debt (10.00% plus 5.75% PIK, due 2/10/2013)	8,426	6,960	6,940	1.1%
		Common Stock (250 shares)		169	170	0.0%

				7,129	7,110	1.1%

Maverick Healthcare, LLC	Arizona / Healthcare	Second Lien Debt (12.50% plus 3.50% PIK, due 4/30/2014)(3)	12,894	12,894	12,894	2.0%
		Preferred Units (1,250,000 units)		1,252	1,693	0.3%
		Common Units (1,250,000 units)		—	—	0.0%

				14,146	14,587	2.3%

Northwestern Management Services, LLC	Florida / Healthcare	Revolving Line of Credit (0.50%, due 12/13/2012)		—	—	0.0%
		Senior Secured Term Loan A (4.24% – 5.75%, due 12/13/2012)(4)	5,050	4,050	3,936	0.6%
		Senior Secured Term Loan B (4.74% – 6.25%, due 12/13/2012)(4)	1,228	864	865	0.1%
		Junior Secured Term Loan (12.00% plus 3.00%, due 6/13/2013)	2,927	2,372	2,370	0.4%
		Common Stock (50 shares)		371	371	0.1%

				7,657	7,542	1.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
December 31, 2009 and June 30, 2009
(in thousands, except share data)

			December 31, 2009
						% of
			Principal		Fair	Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 3 INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Prince Mineral Company, Inc.	New York / Metal	Junior Secured Term Loan (5.29% – 7.00%, due 12/21/2012)(4)	$11,175	$7,633	$7,816	1.2%
	Services and Minerals	Senior Subordinated Debt (13.00% plus 1.00%, due 7/21/2013)	12,168	1,279	1,269	0.2%

				8,912	9,085	1.4%

Qualitest Pharmaceuticals, Inc.(17)	Alabama / Pharmaceuticals	Second Lien Debt (7.78%, due 4/30/2015)(3), (4)	12,000	11,952	12,000	1.9%

				11,952	12,000	1.9%

Regional Management Corp.	South Carolina / Financial Services	Second Lien Debt (13.00% plus 2.00% PIK, due 6/29/2012)(3)	25,685	25,685	24,511	3.8%

				25,685	24,511	3.8%

R-O-M Corporation	Missouri / Manufacturing	Revolving Line of Credit (0.50%, due 2/08/2013)		—	—	0.0%
		Senior Secured Term Loan A (3.00% – 4.75%, due 2/08/2013)(4)	5,440	4,600	4,456	0.7%
		Senior Secured Term Loan B (4.50% – 6.25%, due 5/8/2013)(4)	8,294	7,035	7,263	1.1%
		Senior Subordinated Debt (12.00% plus 3.00% due 8/08/2013)	7,282	6,929	6,939	1.1%

				18,564	18,658	2.9%

Shearer’s Foods, Inc.	Ohio / Food Products	Second Lien Debt (15.00%, due 10/31/2013)(3)	18,000	18,000	18,180	2.8%
		Membership Interest Units in Mistral Chip Holdings, LLC (2,000 units)(18)		2,000	4,467	0.7%

				20,000	22,647	3.5%

Stryker Energy, LLC	Ohio / Oil & Gas Production	Subordinated Secured Revolving Credit Facility (12.00%, due 12/01/2011)(3), (4)	29,500	29,217	28,360	4.5%
		Overriding Royalty Interests(19)		—	2,762	0.4%

				29,217	31,122	4.9%

TriZetto Group(17)	California / Healthcare	Subordinated Unsecured Note (12.00% plus 1.50% PIK, due 10/01/2016)(3)	15,319	15,185	15,771	2.5%

				15,185	15,771	2.5%

Unitek(17)	Pennsylvania / Technical Services	Second Lien Debt (13.08%, due 12/31/2013)(3), (4)	11,500	11,373	11,615	1.8%

				11,373	11,615	1.8%

Wind River Resources Corp. and Wind River II Corp.	Utah / Oil & Gas Production	Senior Secured Note (13.00% plus 3.00% default interest, in non-accrual status effective 12/01/2008, due 7/31/2010)(4)	15,000	15,000	10,627	1.7%
		Net Profits Interest (5.00% payable on Equity distributions)(7)		—	—	0.0%

				15,000	10,627	1.7%

Total Non-Control/Non-Affiliate Investments (Level 3 Investments)				399,598	389,640	61.1%

Total Level 3 Portfolio Investments				633,517	648,017	101.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
December 31, 2009 and June 30, 2009
(in thousands, except share data)

			December 31, 2009
						% of
			Principal		Fair	Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 1 INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Allied Defense Group, Inc.	Virginia / Aerospace & Defense	Common Stock (10,000 shares)		$56	$48	0.0%

				56	48	0.0%

Dover Saddlery, Inc.	Massachusetts / Retail	Common Stock (30,974 shares)		63	70	0.0%

				63	70	0.0%

Total Non-Control/Non-Affiliate Investments (Level 1 Investments)				119	118	101.6%

Total Portfolio Investments				633,636	648,135	101.6%

LEVEL 2 INVESTMENTS:

Money Market Funds

Fidelity Institutional Money Market Funds — Government Portfolio (Class I)				16,070	16,070	2.5%
Fidelity Institutional Money Market Funds — Government Portfolio (Class I)(3)				3,347	3,347	0.5%
Victory Government Money Market Funds				4,001	4,001	0.7%

Total Money Market Funds (Level 2 Investments)				23,418	23,418	3.7%

Total Investments				657,054	671,553	105.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2009 and June 30, 2009
(in thousands, except share data)

			June 30, 2009
						% of
			Principal		Fair	Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 3 INVESTMENTS:

Control Investments (25.00% or greater of voting control)

Ajax Rolled Ring & Machine, Inc.	South Carolina / Manufacturing	Senior Secured Note – Tranche A (10.50%, due 4/01/2013)(3), (4)	$21,487	$21,487	$21,487	4.0%
		Subordinated Secured Note – Tranche B (11.50% plus 6.00% PIK, due 4/01/2013)(3), (4)	11,675	11,675	10,151	1.9%
		Convertible Preferred Stock – Series A (6,143 shares)		6,057	—	0.0%
		Unrestricted Common Stock (6 shares)		—	—	0.0%

				39,219	31,638	5.9%

C&J Cladding LLC	Texas / Metal Services and Minerals	Senior Secured Note (14.00%, due 3/30/2012)(3), (4)	3,150	2,722	3,308	0.6%
		Warrants (400 warrants, expiring 3/30/2014)		580	3,825	0.7%

				3,302	7,133	1.3%

Change Clean Energy Holdings, Inc.	Maine / Biomass Power	Common Stock (1,000 shares)		2,530	2,530	0.5%
(“CCEHI”)(5)
				2,530	2,530	0.5%

Gas Solutions Holdings, Inc.(8)	Texas / Gas Gathering and Processing	Senior Secured Note (18.00%, due 12/22/2018)(3)	25,000	25,000	25,000	4.7%
		Junior Secured Note (18.00%, due 12/23/2018)(3)	5,000	5,000	5,000	0.9%
		Common Stock (100 shares)(3)		5,003	55,187	10.4%

				35,003	85,187	16.0%

Integrated Contract Services, Inc.(9)	North Carolina / Contracting	Senior Demand Note (15.00%, due 6/30/2009)(10)	1,170	1,170	1,170	0.2%
		Senior Secured Note (7.00% plus 7.00% PIK plus 6.00% default interest, in non-accrual status effective 10/09/2007, past due)	800	800	800	0.1%
		Junior Secured Note (7.00% plus 7.00% PIK plus 6.00% default interest, in non-accrual status effective 10/09/2007, past due)	14,003	14,003	3,030	0.6%
		Preferred Stock – Series A (10 shares)		—	—	0.0%
		Common Stock (49 shares)		679	—	0.0%

				16,652	5,000	0.9%

Iron Horse Coiled Tubing, Inc.	Alberta, Canada / Production Services	Bridge Loan (15.00% plus 3.00% PIK, due 12/31/2009)	9,826	9,826	9,602	1.8%
		Senior Secured Note (15.00%, due 12/31/2009)	9,250	9,250	3,004	0.6%
		Common Stock (1,781 shares)		268	—	0.0%

				19,344	12,606	2.4%

NRG Manufacturing, Inc.	Texas / Manufacturing	Senior Secured Note (16.50%, due 8/31/2011)(3), (4)	13,080	13,080	13,080	2.5%
		Common Stock (800 shares)		2,317	19,294	3.6%

				15,397	32,374	6.1%

R-V Industries, Inc.	Pennsylvania / Manufacturing	Warrants (200,000 warrants, expiring 6/30/2017)		1,682	4,500	0.8%
		Common Stock (545,107 shares)		5,086	12,267	2.3%

				6,768	16,767	3.1%

Yatesville Coal Holdings, Inc.(11)	Kentucky / Mining, Steel, Iron and Non-	Senior Secured Note (15.72%, in non-accrual status effective 1/01/2009, due 12/31/2010)(4)	10,000	10,000	10,000	1.9%
	Precious Metals and Coal Production	Junior Secured Note (15.72%, in non-accrual status effective 1/01/2009, due 12/31/2010)(4)	38,463	38,463	3,097	0.6%
		Common Stock (1,000 shares)		427	—	0.0%

				48,890	13,097	2.5%

Total Control Investments				187,105	206,332	38.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
December 31, 2009 and June 30, 2009
(in thousands, except share data)

			June 30, 2009
						% of
			Principal		Fair	Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 3 INVESTMENTS:

Affiliate Investments (5.00% to 24.99% voting control)

Appalachian Energy Holdings LLC(12)	West Virginia / Construction Services	Senior Secured Debt – Tranche A (14.00% plus 3.00% PIK plus 3.00% default interest, in non-accrual status effective 11/01/2008, due 1/31/2011)	$1,997	$1,891	$2,052	0.4%
		Senior Secured Debt – Tranche B (14.00% plus 3.00% PIK plus 3.00% default interest, in non-accrual status effective 11/01/2008, past due)	2,050	1,955	356	0.1%
		Preferred Stock – Series A (200 units)		82	—	0.0%
		Preferred Stock – Series B (241 units)		241	—	0.0%
		Preferred Stock – Series C (500 units)		500	—	0.0%
		Warrants (6,065 warrants, expiring 2/13/2016)		176	—	0.0%
		Warrants (6,025 warrants, expiring 6/17/2018)		172	—	0.0%
		Warrants (25,000 warrants, expiring 11/30/2018)		—	—	0.0%

				5,017	2,408	0.5%

Biotronic NeuroNetwork(17)	Michigan / Healthcare	Senior Secured Note (11.50% plus 1.00% PIK, due 2/21/2013)(3), (4)	26,227	26,227	27,007	5.1%
		Preferred Stock (9,925 shares)(13)		2,300	2,839	0.5%

				28,527	29,846	5.6%

Total Affiliate Investments				33,544	32,254	6.1%

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

American Gilsonite Company	Utah / Specialty Minerals	Senior Subordinated Note (12.00% plus 3.00% PIK, due 3/14/2013)(3)	14,783	14,783	15,073	2.8%
		Membership Interest Units in AGC/PEP, LLC (99.9999%)(16)		1,031	3,851	0.7%

				15,814	18,924	3.5%

Castro Cheese Company, Inc.	Texas / Food Products	Junior Secured Note (11.00% plus 2.00% PIK, due 2/28/2013)(3)	7,538	7,413	7,637	1.4%

				7,413	7,637	1.4%

Conquest Cherokee, LLC(6)	Tennessee / Oil & Gas Production	Senior Secured Note (13.00% plus 4.00% default interest, in non-accrual status effective 4/01/2009, past due)(4)	10,200	10,191	6,855	1.3%
		Overriding Royalty Interests(19)		—	565	0.1%

				10,191	7,420	1.4%

Deb Shops, Inc.(17)	Pennsylvania / Retail	Second Lien Debt (8.67%, due 10/23/2014)	15,000	14,623	6,272	1.2%

				14,623	6,272	1.2%

Diamondback Operating, LP	Oklahoma / Oil & Gas Production	Net Profits Interest (15.00% payable on Equity distributions) (7)		—	458	0.1%

				—	458	0.1%

Freedom Marine Services LLC	Louisiana / Shipping Vessels	Subordinated Secured Note (12.00% plus 4.00% PIK, due 12/31/2011)(3)	7,234	7,160	7,152	1.4%
		Net Profits Interest (22.50% payable on Equity distributions)(3), (7)		—	229	0.0%

				7,160	7,381	1.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
December 31, 2009 and June 30, 2009
(in thousands, except share data)

			June 30, 2009
						% of
			Principal		Fair	Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 3 INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

H&M Oil & Gas, LLC(3)	Texas / Oil & Gas	Senior Secured Note (13.00%, due 6/30/2010)(3)	$49,688	$49,688	$49,697	9.3%
	Production	Net Profits Interest (8.00% payable on Equity distributions)(3), (7)		—	1,682	0.3%

				49,688	51,379	9.6%

IEC Systems LP (“IEC”) /Advanced Rig	Texas / Oilfield Fabrication	IEC Senior Secured Note (12.00% plus 3.00% PIK, due 11/20/2012)(3), (4)	21,411	21,411	21,839	4.1%
Services LLC (“ARS”)		ARS Senior Secured Note (12.00% plus 3.00% PIK, due 11/20/2012)(3), (4)	12,836	12,836	13,092	2.5%

				34,247	34,931	6.6%

Maverick Healthcare, LLC	Arizona / Healthcare	Second Lien Debt (12.00% plus 1.50% PIK, due 4/30/2014)(3)	12,691	12,691	12,816	2.4%
		Preferred Units (1,250,000 units)		1,252	1,300	0.2%
		Common Units (1,250,000 units)		—	—	0.0%

				13,943	14,116	2.6%

Miller Petroleum, Inc.	Tennessee / Oil & Gas Production	Warrants, Common Stock (1,935,523 warrants, expiring 5/04/2010 to 6/30/2014)(14)		150	241	0.1%

				150	241	0.1%

Peerless Manufacturing	Texas / Manufacturing	Subordinated Secured Note (11.50% plus 3.50% PIK, due 4/29/2013)(3)	20,000	20,000	20,400	3.8%

				20,000	20,400	3.8%

Qualitest Pharmaceuticals, Inc.(17)	Alabama / Pharmaceuticals	Second Lien Debt (8.10%, due 4/30/2015)(3), (4)	12,000	11,949	11,452	2.2%

				11,949	11,452	2.2%

Regional Management Corp.	South Carolina / Financial Services	Second Lien Debt (12.00% plus 2.00% PIK, due 6/29/2012)(3)	25,424	25,424	23,073	4.3%

				25,424	23,073	4.3%

Resco Products, Inc.	Pennsylvania / Manufacturing	Second Lien Debt (8.67%, due 6/22/2014)(3), (4)	9,750	9,594	9,750	1.8%

				9,594	9,750	1.8%

Shearer’s Foods, Inc.	Ohio / Food Products	Second Lien Debt (14.00%, due 10/31/2013)(3)	18,000	18,000	18,360	3.5%
		Membership Interest Units in Mistral Chip Holdings, LLC (2,000 units)(18)		2,000	3,419	0.6%

				20,000	21,779	4.1%

Stryker Energy, LLC	Ohio / Oil & Gas Production	Subordinated Secured Revolving Credit Facility (12.00%, due 12/01/2011)(3), (4)	29,500	29,154	29,554	5.5%
		Overriding Royalty Interests(19)		—	2,918	0.6%

				29,154	32,472	6.1%

TriZetto Group(17)	California / Healthcare	Subordinated Unsecured Note (12.00% plus 1.50% PIK, due 10/01/2016)(3)	15,205	15,065	16,331	3.1%

				15,065	16,331	3.1%

Unitek(17)	Pennsylvania / Technical Services	Second Lien Debt (13.08%, due 12/31/2013)(3), (4)	11,500	11,360	11,730	2.2%

				11,360	11,730	2.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
December 31, 2009 and June 30, 2009
(in thousands, except share data)

			June 30, 2009
						% of
			Principal		Fair	Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 3 INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Wind River Resources Corp. and Wind River II Corp.	Utah / Oil & Gas Production	Senior Secured Note (13.00% plus 3.00% default interest, in non-accrual status effective 12/01/2008, due 7/31/2010)(4)	$15,000	$15,000	$12,644	2.4%
		Net Profits Interest (5.00% payable on Equity distributions)(7)		—	192	0.0%

				15,000	12,836	2.4%

Total Non-Control/Non-Affiliate Investments				310,775	308,582	57.9%

Total Level 3 Portfolio Investments				531,424	547,168	102.7%

LEVEL 2 INVESTMENTS:

Money Market Funds

Fidelity Institutional Money Market Funds — Government Portfolio (Class I)				94,753	94,753	17.8%
Fidelity Institutional Money Market Funds — Government Portfolio (Class I)(3)				3,982	3,982	0.7%

Total Money Market Funds (Level 2 Investments)				98,735	98,735	18.5%

Total Investments				630,159	645,903	121.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
December 31, 2009 and June 30, 2009
(in thousands, except share data)
Endnote Explanations for the Consolidated Schedule of Investments as of December 31, 2009 and June 30, 2009

(1)
The securities in which Prospect Capital Corporation (“we”, “us” or “our”) has invested were acquired in transactions that were exempt from registration under the Securities Act of 1933, as amended, or the “Securities Act.” These securities may be resold only in transactions that are exempt from registration under the Securities Act.

(2)
Fair value is determined by or under the direction of our Board of Directors. As of December 31, 2009, two of our portfolio investments, Allied Defense Group, Inc. and Dover Saddlery, Inc., were publically traded and classified as Level 1 within the valuation hierarchy established by Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”). As of December 31, 2009 and June 30, 2009, the fair value of our remaining portfolio investments was determined using significant unobservable inputs. ASC 820 classifies such inputs used to measure fair value as Level 3 within the valuation hierarchy. Our investments in money market funds are classified as Level 2. See Note 3 and Note 4 within the accompanying consolidated financial statements for further discussion.

(3)
Security, or portion thereof, is held as collateral for the revolving credit facility (see Note 10). The market values of these investments at December 31, 2009 and June 30, 2009 were $339,012 and $434,069, respectively; they represent 50.5% and 67.2% of total investments at fair value, respectively.

(4)	Floating rate loan. Stated interest rate was in effect at December 31, 2009 and June 30, 2009.

(5)
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

Biochips, WECO, CCEI, Precision and WEHI currently have no material operations and no significant assets. As of June 30, 2009, our Board of Directors assessed a fair value of $0 for all of these equity positions and the loan position. We determined that the impairment of both CCEI and CCEHI as of June 30, 2009 was other than temporary and recorded a realized loss for the amount that the amortized cost exceeds the fair value at June 30, 2009. Our Board of Directors set the value of the remaining CCEHI investment at $1,976 and $2,530 as of December 31, 2009 and June 30, 2009, respectively.

(6)
During the three months ended December 31, 2009, we created two new entities, Coalbed Inc. and Coalbed LLC, to foreclose on the outstanding senior secured loan and assigned rights and interests of Conquest Cherokee, LLC (“Conquest”), as a result of the deterioration of Conquest’s financial performance and inability to service debt payments. We own 1,000 shares of common stock in Coalbed Inc., representing 100% of the issued and outstanding common stock. Coalbed Inc., in turn owns 100% of the membership interest in Coalbed LLC.

On October 21, 2009, Coalbed LLC foreclosed on the loan formerly made to Conquest. As of December 31, 2009, our Board of Directors assessed a fair value of $3,686 for the equity and the loan position in Coalbed LLC.

(7)	In addition to the stated returns, the net profits interest held will be realized upon sale of the borrower or a sale of the interests.

(8)	Gas Solutions Holdings, Inc. is a wholly-owned investment of us.

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
December 31, 2009 and June 30, 2009
(in thousands, except share data)
Endnote Explanations for the Consolidated Schedule of Investments as of December 31, 2009 and June 30, 2009 (Continued)

(10)	Loan is with THS an affiliate of ICS.

(11)
On June 30, 2008, we consolidated our holdings in four coal companies into Yatesville Coal Holdings, Inc. (“Yatesville”), and consolidated the operations under one management team. As part of the transaction, the debt that we held of C&A Construction, Inc. (“C&A”), Genesis Coal Corp. (“Genesis”), North Fork Collieries LLC (“North Fork”) and Unity Virginia Holdings LLC (“Unity”) were exchanged for newly issued debt from Yatesville, and our ownership interests in C&A, E&L Construction, Inc. (“E&L”), Whymore Coal Company Inc. (“Whymore”), Genesis and North Fork were exchanged for 100% of the equity of Yatesville. This reorganization allows for a better utilization of the assets in the consolidated group. Genesis Coal Corp. (“Genesis”), was not part of the transaction.

At December 31, 2009 and at June 30, 2009, Yatesville owned 100% of the membership interest of North Fork. In addition, Yatesville held a $9,325 and $8,062, respectively, note receivable from North Fork as of those two respective dates.

At December 31, 2009 and at June 30, 2009, Yatesville owned 90% and 87%, respectively, of the common stock of Genesis and held a note receivable of $20,897 and $20,802, respectively, as of those two respective dates.

Yatesville held a note receivable of $4,261 from Unity at December 31, 2009 and at June 30, 2009.

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

Yatesville currently has no material operations. As of December 31, 2009, our Board of Directors determined that the impairment of Yatesville was other than temporary and we recorded a realized loss for the amount that the amortized cost exceeds the fair value. Our Board of Directors set the value of the remaining Yatesville investment at $1,035 as of December 31, 2009.

(12)
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

(13)	On a fully diluted basis represents, 11.677% of voting common shares.

(14)
Total common shares outstanding of 19,310,956 as of December 9, 2009 from Miller Petroleum, Inc.’s Quarterly Report on Form 10-Q filed on December 21, 2009 as applicable to our December 31, 2009 reporting date. Total common shares outstanding of 15,811,856 as of March 11, 2009 from Miller’s Quarterly Report on Form 10-Q filed on March 16, 2009.

(15)	A portion of the positions listed were issued by an affiliate of the portfolio company.

(16)
We own 99.9999% of AGC/PEP, LLC. AGC/PEP, LLC owns 2,038 out of a total of 83,639 shares (including 4,932 vested an unvested management options) of American Gilsonite Holding Company which owns 100% of American Gilsonite Company.

(17)	Syndicated investment which had been originated by another financial institution and broadly distributed.

(18)	Mistral Chip Holdings, LLC owns 44,800 shares out of 50,650 total shares outstanding of Chip Holdings, Inc., the parent company of Shearer’s Foods, Inc., before adjusting for management options.

(19)	The overriding royalty interests held receive payments at the stated rates based upon operations of the borrower.

(20)
On December 31, 2009, we sold our investment in Aylward Enterprises, LLC. AWCNC, LLC is the remaining holding company with zero assets and our remaining outstanding debt has no value of December 31, 2009.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(Unaudited)
(In thousands, except share and per share data)
Note 1. Organization
References herein to “we”, “us” or “our” refer to Prospect Capital Corporation (“Prospect”) and its subsidiary unless the context specifically requires otherwise.
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
Note 2. Patriot Acquisition
On December 2, 2009, we acquired the outstanding shares of Patriot Capital Funding, Inc. (“Patriot”) common stock for $201,083. Under the terms of the merger agreement, Patriot common shareholders received 0.363992 shares of our common stock for each share of Patriot common stock, resulting in 8,444,068 shares of common stock being issued by us. In connection with the transaction, we repaid all the outstanding borrowings of Patriot, in compliance with the merger agreement.
On December 2, 2009, Patriot made a final dividend payment equal to its undistributed net ordinary income and capital gains of $0.38 per share. In accordance with a recent IRS revenue procedure, the dividend was paid 10% in cash and 90% in newly issued shares of Patriot’s common stock. The exchange ratio was adjusted to give effect to the final income distribution.
The merger has been accounted for as an acquisition of Patriot by Prospect in accordance with acquisition method of accounting as detailed in ASC 805, Business Combinations (“ASC 805”). The fair value of the consideration paid was allocated to the assets acquired and liabilities assumed based on their fair values as of the date of acquisition. As described in more detail in ASC 805, goodwill, if any, would have been recognized as of the acquisition date, if the consideration transferred exceeded the fair value of identifiable net assets acquired. As of the acquisition date, the fair value of the identifiable net assets acquired exceeded the fair value of the consideration transferred, and we recognized the excess as a gain. A gain of $5,714 was recorded by Prospect in the quarter ended December 31, 2009 related to the acquisition of Patriot. The acquisition of Patriot was negotiated in July 2009 with the purchase agreement being signed on August 3, 2009. Between July 2009 and December 2, 2009, our valuation of certain of the investments acquired from Patriot increased due to market improvement, which resulted in the recognition of the gain at closing.

Preliminary Purchase Price Allocation
The purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values as summarized in the following table:

Cash (to repay Patriot debt)	$107,313
Cash (to fund purchase of restricted stock from former Patriot employees)	970
Common stock issued (1)	92,800

Total purchase price	201,083

Assets acquired:
Investments (2)	207,126
Cash and cash equivalents	1,697
Other assets	3,859

Assets acquired	212,682
Other liabilities assumed	(5,885)

Net assets acquired	206,797

Preliminary gain on Patriot acquisition (3)	$5,714

(1)
The value of the shares of common stock exchanged with the Patriot common shareholders was based upon the closing price of our common stock on December 2, 2009, the price immediately prior to the closing of the transaction.

(2)
The fair value of Patriot’s investments were determined by the Board of Directors in conjunction with an independent valuation agent. This valuation resulted in a purchase price which was $98,150 below the amortized cost of such investments. For those assets which are performing, Prospect will record the accretion to par value in interest income over the remaining term of the investment.

(3)
The preliminary gain has been determined based upon the estimated value of certain liabilities which are not yet settled. Any changes to such accruals will be recoded in future periods as an adjustment to such gain. We do not believe such adjustments will be material.

Preliminary Condensed Statement of Net Assets Acquired
The following condensed statement of net assets acquired reflects the preliminary values assigned to Patriot’s net assets as of the acquisition date, December 2, 2009.

Investment securities	$207,126
Cash and cash equivalents	1,697
Other assets	3,859

Total assets	212,682

Other liabilities	(5,885)

Preliminary fair value of net assets acquired	$206,797

The following unaudited pro forma condensed combined financial information does not purport to be indicative of actual financial position or results of our operations had the Patriot acquisition actually been consummated at the beginning of each period presented. Certain one-time charges have been eliminated. The pro forma adjustments reflecting the allocation of the purchase price of Patriot and the gain of $5,714 recognized on the Patriot Acquisition have been eliminated from all periods presented. Management expects to realize net operating synergies from this transaction. The pro forma condensed combined financial information does not reflect the potential impact of these synergies and does not reflect any impact of additional accretion which would have been recognized on the transaction, except for that which was recorded after the transaction was consummated on December 2, 2009.

	Three months ended		Six months ended
	December 31,		December 31,
	2009	2008	2009	2008
Total Investment Income	$30,730	$32,384	$60,298	$78,412
Net Investment Income	18,098	16,392	31,812	44,953
Net Increase (Decrease) in Net Assets Resulting from Operations	(15,901)	(11,944)	(26,766)	239
Net Increase (Decrease) in Net Assets Resulting from Operations per share	(0.25)	(0.23)	(0.44)	0.00
Note 3. Significant Accounting Policies
The following are significant accounting policies consistently applied by us:
Basis of Presentation
The accompanying interim financial statements, which are not audited, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 and 10 of Regulation S-X, as appropriate.
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
Investment Risks
The Company’s investments are subject to a variety of risks. Those risks include the following:
Market Risk
Market risk represents the potential loss that can be caused by a change in the fair value of the financial instrument.
Credit Risk
Credit risk represents the risk that the Partnership would incur if the counterparties failed to perform pursuant to the terms of their agreements with the Partnership.
Liquidity Risk
Liquidity risk represents the possibility that the Partnership may not be able to rapidly adjust the size of its positions in times of high volatility and financial stress at a reasonable price.
Interest Rate Risk
Interest rate risk represents a change in interest rates, which could result in an adverse change in the fair value of an interest-bearing financial instrument.
Prepayment Risk
Most of the Company’s debt investments allow for prepayment of principal without penalty. Downward changes in interest rates may cause prepayments to occur at a faster than expected rate, thereby effectively shortening the maturity of the security and making the security less likely to be an income producing instrument.
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
In April 2009, the FASB issued ASC Subtopic 820-10-65, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“ASC 820-10”). This update provides further clarification for ASC 820 in markets that are not active and provides additional guidance for determining when the volume of trading level of activity for an asset or liability has significantly decreased and for identifying circumstances that indicate a transaction is not orderly. ASC 820-10-65 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of ASC 820-10-65 for the three and six months ended December 31, 2009, did not have any effect on our net asset value, financial position or results of operations as there was no change to the fair value measurement principles set forth in ASC 820.
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
Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of such purchase discounts or premiums is calculated by the effective interest method as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as interest income. The purchase discount for portfolio investments acquired from Patriot was determined based on the difference between par value and fair market value as of December 2, 2009, and will continue to accrete until maturity or repayment of the respective loans.

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
We adopted FASB ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Adoption of ASC 740 was applied to all open tax years as of July 1, 2007. The adoption of ASC 740 did not have an effect on our net asset value, financial condition or results of operations as there was no liability for unrecognized tax benefits and no change to our beginning net asset value. As of December 31, 2009 and for the three and six months then ended, we did not have a liability for any unrecognized tax benefits. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.
Dividends and Distributions
Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a dividend or distribution is approved by our Board of Directors each quarter and is generally based upon our management’s estimate of our earnings for the quarter. Net realized capital gains, if any, are distributed at least annually.
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
Guarantees and Indemnification Agreements
We follow FASB ASC 460, Guarantees (“ASC 460”). ASC 460 elaborates on the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, for those guarantees that are covered by ASC 460, the fair value of the obligation undertaken in issuing certain guarantees. ASC 460 did not have a material effect on the financial statements. Refer to Note 4, Note 8 and Note 11 for further discussion of guarantees and indemnification agreements.

Per Share Information
Net increase or decrease in net assets resulting from operations per common share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted net increase or decrease in net assets resulting from operations per share are not presented as there are no potentially dilutive securities outstanding.
Subsequent Events
In May 2009, the FASB issued ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. We evaluated all events or transactions that occurred after December 31, 2009 up through February 9, 2009, the date we issued the accompanying financial statements. During this period, we did not have any material recognizable subsequent events other than those disclosed in our financial statements.
Recent Accounting Pronouncements
In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles (“ASC 105”), which establishes the FASB Codification which supersedes all existing accounting standard documents and will become the single source of authoritative non-governmental U.S. GAAP. All other accounting literature not included in the Codification will be considered non-authoritative. The Codification did not change GAAP but reorganizes the literature. ASC 105 is effective for interim and annual periods ending after September 15, 2009. We have conformed our financial statements and related Notes to the new Codification for the quarter ended December 31, 2009.
In June 2009, the FASB issued ASC 860, Accounting for Transfers of Financial Assets — an amendment to FAS 140 (“ASC 860”). ASC 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance, and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. ASC 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Our management does not believe that the adoption of the amended guidance in ASC 860 will have a significant effect on our financial statements.
In June 2009, the FASB issued ASC 810, Amendments to FASB Interpretation No. 46(R) (“ASC 810”). ASC 810 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in ASC 860, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. ASC 810 is effective as of the beginning of our first annual reporting period that begins after November 15, 2009. Our management does not believe that the adoption of the amended guidance in ASC 860 will have a significant effect on our financial statements.
In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, Measuring Liabilities at Fair Value, to amend FASB Accounting Standards Codification ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), to clarify how entities should estimate the fair value of liabilities. ASC 820, as amended, includes clarifying guidance for circumstances in which a quoted price in an active market is not available, the effect of the existence of liability transfer restrictions, and the effect of quoted prices for the identical liability, including when the identical liability is traded as an asset. We adopted ASU 2009-05 effective October 1, 2009. The amended guidance in ASC 820 does not have a significant effect on our financial statements for the quarter ended December 31, 2009.
In September 2009, the FASB issued ASU 2009-12, Measuring Fair Value of Certain Investments (“ASU 2009-12”). This update provides further amendments to ASC 820 to offer investors a practical expedient for measuring the fair value of investments in certain entities that calculate net asset value per share. Specifically, measurement using net asset value per share is reasonable for investments within the scope of ASU 2009-12. We adopted ASU 2009-12 effective October 1, 2009. The amended guidance in ASC 820 does not have a significant effect on our financial statements for the quarter ended December 31, 2009.

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASC 2010-06”). ASU 2010-06 amends ASC 820-10 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. Our management does not believe that the adoption of the amended guidance in ASC 820-10 will have a significant effect on our financial statements.
Note 4. Portfolio Investments
At December 31, 2009, we had invested in 55 long-term portfolio investments, which had an amortized cost of $633,636 and a fair value of $648,135. At June 30, 2009, we had invested in 30 long-term portfolio investments, which had an amortized cost of $531,424 and a fair value of $547,168.
As of December 31, 2009, we own controlling interests in Ajax Rolled Ring & Machine (“Ajax”), AWCNC, LLC, C&J Cladding, LLC (“C&J”), Change Clean Energy Holdings, Inc. (“CCEHI”), Coalbed, Inc./Coalbed, LLC (formerly Conquest Cherokee, LLC) (“Coalbed”), Fischbein, LLC (“Fischbein”), Freedom Marine Services LLC (“Freedom Marine”), Gas Solutions Holdings, Inc. (“GSHI”), Integrated Contract Services, Inc. (“ICS”), Iron Horse Coiled Tubing, Inc. (“Iron Horse”), NRG Manufacturing, Inc. (“NRG”), Nupla Corporation (“Nupla”), R-V Industries, Inc. (“R-V”), Sidump’r Trailer Company, Inc. (“Sidump’r”) and Yatesville Coal Holdings, Inc. (“Yatesville”). We also own an affiliated interest in Appalachian Energy Holdings, LLC (“AEH”), Biotronic NeuroNetwork (“Biotronic”), Boxercraft Incorporated (“Boxercraft”), KTPS Holdings, LLC (“KTPS”), Miller Petroleum, Inc. (“Miller”), Smart, LLC (“Smart”) and Sport Helmets Holdings, LLC (“Sport Helmets”).
The fair values of our portfolio investments as of December 31, 2009 disaggregated into the three levels of the ASC 820 valuation hierarchy are as follows:

		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Investments at fair value
Control investments	$—	$—	$191,898	$191,898
Affiliate investments	—	—	66,479	66,479
Non-control/non-affiliate investments	118	—	389,640	389,758

	118	—	648,017	648,135
Investments in money market funds	—	23,418	—	23,418

Total assets reported at fair value	$118	$23,418	$648,017	$671,553

The aggregate values of Level 3 portfolio investments changed during the six months ended December 31, 2009 as follows:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
			Non-Control/
	Control	Affiliate	Non-Affiliate
	Investments	Investments	Investments	Total
Fair value as of June 30, 2009	$206,332	$32,254	$308,582	$547,168
Total realized losses	(51,229)	—	—	(51,229)
Change in unrealized appreciation (depreciation)	7,390	(283)	(7,209)	(102	)(1)
Assets acquired in the Patriot acquisition	10,534	36,400	160,073	207,007
Purchases of portfolio investments	5,854	—	1,467	7,321
Payment-in-kind interest	725	193	1,141	2,059
Accretion of original issue discount	3,343	281	3,046	6,670
Dispositions of portfolio investments	(8,733)	(2,516)	(59,628)	(70,877)
Transfers within Level 3	17,682	150	(17,832)	—
Transfers in (out) of Level 3	—	—	—	—

Fair value as of December 31, 2009	$191,898	$66,479	$389,640	$648,017

(1)	Relates to assets held at December 31, 2009.
As of December 31, 2009, the valuation methodology for Ajax changed from a discounted cash flow analysis to an enterprise and equity valuation. The independent valuation agent proposed this adjustment due to our controlling equity interest in Ajax. As a result, and combined with declining financial results, the fair market value of Ajax decreased from $31,638 to $25,802 as of June 30, 2009 and December 31, 2009, respectively. There were no other material changes to our valuation methodology.
At December 31, 2009, nine loan investments were on non-accrual status: AEH, Coalbed, Deb Shops, ICS, Iron Horse, Nupla, Sidump’r, Wind River Resources Corp. and Wind River II Corp. (“Wind River”), and Yatesville. At June 30, 2009, five loan investments were on non-accrual status: AEH, Coalbed, ICS, Wind River and Yatesville. The loan principal of these loans amounted to $146,376 and $92,513 as of December 31, 2009 and June 30, 2009, respectively. The fair values of these investments represent approximately 5.7% and 7.3% of our net assets as of December 31, 2009 and June 30, 2009, respectively. For the three months ended December 31, 2009 and December 31, 2008, the income foregone as a result of not accruing interest on non-accrual debt investments amounted to $8,052 and $2,528, respectively. For the six months ended December 31, 2009 and December 31, 2008, the income foregone as a result of not accruing interest on non-accrual debt investments amounted to $12,510 and $4,983, respectively. At December 31, 2009, we held one asset on which payment of interest was past-due more than 90 days for which we continue to accrue interest, H&M Oil and Gas, LLC. The principal balance of this loan is $49,661 and the accrued interest receivable is $2,744 at December 31, 2009. We expect full repayment of principal and interest on this loan.
During the three months ended December 31, 2009, we discontinued operations at Yatesville. As of December 31, 2009, consistent with the decision to discontinue operations, we determined that the impairment of Yatesville was other-than-temporary and recorded a realized loss of $51,228 for the amount that the amortized cost exceeded the fair market value. As of December 31, 2009 and June 30, 2009, Yatesville is valued at $1,035 and $13,097, respectively.
GSHI has indemnified us against any legal action arising from its investment in Gas Solutions, LP. We have incurred approximately $2,093 from the inception of the investment in GSHI through December 31, 2009 for fees associated with a legal action, and GSHI has reimbursed us for the entire amount. Of the $2,093 reimbursement, $41 and $182 was reflected as dividend income: control investments in the Consolidated Statements of Operations for the three and six months ended December 31, 2008, respectively. There were no such legal fees incurred or reimbursed for the three and six months ended December 31, 2009. Additionally, certain other expenses incurred by us which are attributable to GSHI have been reimbursed by GSHI and are reflected as dividend income: control investments in the Consolidated Statements of Operations. For the three months ended December 31, 2009 and December 31, 2008, such reimbursements totaled as $800 and $1,895, respectively. For the six months ended December 31, 2009 and December 31, 2008, such reimbursements totaled as $2,031and $3,515, respectively.
The original cost basis of debt placements and equity securities acquired (including purchases of portfolio investments, follow-on investments and payment-in-kind interest) totaled to approximately $210,438 and $13,564 during the three months ended December 31, 2009 and December 31, 2008, respectively. These placements and acquisitions totaled to approximately $216,506 and $84,020 during the six months ended December 31, 2009 and December 31, 2008, respectively. The $210,438 and $216,506 for the three and six months ended December 31, 2009, respectively, include $207,126 of portfolio investments acquired from Patriot. Debt repayments and sales of equity securities with a cost basis of approximately $45,494 and $2,112 were received during the three months ended December 31, 2009 and December 31, 2008, respectively. These repayments and sales amounted to $69,735 and $11,416 during the six months ended December 31, 2009 and December 31, 2008, respectively.

Note 5. Other Investment Income
Other investment income consists of the gain on our acquisition of Patriot, structuring and amendment fees, overriding royalty interests, settlement of net profit interests, deal deposits, administrative agent fee, and other miscellaneous and sundry cash receipts. Income from such sources for the three and six months ended December 31, 2009 and December 31, 2008 were as follows:

	For The Three Months Ended		For The Six Months Ended
	December 31,		December 31,
Income Source	2009	2008	2009	2008

Gain on Patriot acquisition	$5,714	$—	$5,714	$—
Structuring and amendment fees	398	87	803	774
Overriding royalty interests	44	173	88	331
Settlement of net profits interests	10	—	10	12,576
Miscellaneous	8	47	23	146

Other Investment Income	$6,174	$307	$6,638	$13,827

Note 6. Equity Offerings and Related Expenses
We issued 11,437,797 shares of our common stock in public and private offerings during the six months ended December, 2009. We did not issue any common stock during the six months ended December 31, 2008. The proceeds raised, the related underwriting fees, the offering expenses and the prices at which these shares were issued are as follows:

			Gross
	Number of	Offering	Proceeds	Underwriting	Offering
Issuances of Common Stock	Shares Issued	Price	Raised	Fees	Expenses

July 7, 2009	5,175,000	$9.000	$46,575	$2,329	$200

August 20, 2009 (1)	3,449,686	$8.500	$29,322	—	$117

September 24, 2009 (1)	2,807,111	$9.000	$25,264	—	$840

(1)
Concurrent with the sale of these shares, we entered into a registration rights agreement in which we granted the purchasers certain registration rights with respect to the shares. We have filed with the SEC a post-effective amendment to the registration statement on Form N-2 which has been declared effective by the SEC.

Our shareholders’ equity accounts at December 31, 2009 and June 30, 2009 reflect cumulative shares issued as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, private offerings, the exercise of over-allotment options on the part of the underwriters, our dividend reinvestment plan and business combinations. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
On December 2, 2009, we issued 8,444,068 shares of common stock to acquire Patriot. This transaction is described in further detail in Note 2.
On July 20, 2009 and October 19, 2009, we issued shares of our common stock in connection with the dividend reinvestment plan of 297,274 and 233,523, respectively.

On October 9, 2008, our Board of Directors approved a share repurchase plan under which we may repurchase up to $20,000 of our common stock at prices below our net asset value as reported in our financial statements published for the year ended June 30, 2008. We have not made any purchases of our common stock during the period from October 9, 2008 to December 31, 2009 pursuant to this plan.
Note 7. Net Decrease (Increase) in Net Assets per Common Share
The following information sets forth the computation of net (decrease) increase in net assets resulting from operations per common share for the three and six months ended December 31, 2009 and December 31, 2008, respectively.

	For The Three Months Ended		For The Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Net (decrease) increase in net assets resulting from operations	$(16,853)	$6,524	$(23,231)	$20,522
Weighted average common shares outstanding	57,613,489	29,618,762	53,709,197	29,569,571

Net (decrease) increase in net assets resulting from operations per common share	$(0.29)	$0.22	$(0.43)	$0.69

Note 8. Related Party Agreements and Transactions
Investment Advisory Agreement
We have entered into an investment advisory and management agreement with Prospect Capital Management (the “Investment Advisory Agreement”) under which the Investment Adviser, subject to the overall supervision of our Board of Directors, manages the day-to-day operations of, and provides investment advisory services to us. Under the terms of the Investment Advisory Agreement, our Investment Adviser: (i) determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes, (ii) identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); and (iii) closes and monitors investments we make.
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
The total base management fees incurred to the favor of the Investment Adviser for the three months ended December 31, 2009 and December 31, 2008 were $3,176, and $2,940, respectively. The fees incurred for the six months ended December 31, 2009 and December 31, 2008 were $6,385, and $5,763, respectively.
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
For the three months ended December 31, 2009 and December 31, 2008, income incentive fees of $4,231 and $2,990, respectively, were incurred. For the six months ended December 31, 2009 and December 31, 2008, income incentive fees of $7,311 and $8,865, respectively, were incurred. No capital gains incentive fees were incurred for the three or six months ended December 31, 2009 and December 31, 2008.
Administration Agreement
We have also entered into an Administration Agreement with Prospect Administration, LLC (“Prospect Administration”) under which Prospect Administration, among other things, provides (or arranges for the provision of) administrative services and facilities for us. For providing these services, we reimburse Prospect Administration for our allocable portion of overhead incurred by Prospect Administration in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of our chief compliance officer and chief financial officer and their respective staffs. For the three months ended December 31, 2009 and 2008, the reimbursement was approximately $840 and $588, respectively. For the six months ended December 31, 2009 and 2008, the reimbursement was approximately $1,680 and $1,176, respectively. Under this agreement, Prospect Administration furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Prospect Administration also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Prospect Administration assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, Prospect Administration also provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Prospect Administration is a wholly owned subsidiary of our Investment Adviser.

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
We terminated our agreement with Vastardis to provide sub-administration services effective June 30, 2009. We entered into a new consulting services agreement for the period from July 1, 2009 until the filing of our Form 10-K for the year ended June 30, 2009. We paid Vastardis a total of $30 for services rendered in conjunction with preparation of Form 10-K under the new agreement. All services previously provided by Vastardis were assumed by Prospect Administration beginning on July 1, 2009 for the fiscal year ending June 30, 2010 and thereafter.
Managerial Assistance
As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We billed $260 and $215 of managerial assistance fees for the three months ended December 31, 2009 and June 30, 2009, respectively, of which $135 and $60 remains on the consolidated statement of assets and liabilities as of December 31, 2009, and June 30, 2009, respectively. We billed $461 and $431 of managerial assistance fees for the six months ended December 31, 2009 and June 30, 2009, respectively. These fees are paid to the Administrator when received. We simultaneously accrue a payable to the Administrator for the same amounts, which remain on the consolidated statements of assets and liabilities.

Note 9. Financial Highlights

	For The Three Months Ended		For The Six Months Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Per Share Data(1):
Net asset value at beginning of period	$11.11	$14.63	$12.40	$14.55
Net investment income	0.29	0.40	0.54	1.20
Net realized gain (loss)	(0.89)	—	(0.95)	0.06
Net unrealized appreciation (depreciation)	0.30	(0.18)	(0.02)	(0.56)
Net decrease in net assets as a result of public offerings and DRIP issuance	(0.01)	—	(0.79)	—
Net increase in net assets as a result of shares issued for Patriot acquisition	0.08	—	0.14	—
Dividends declared and paid	(0.82)	(0.42)	(1.26)	(0.82)

Net asset value at end of period	$10.06	$14.43	$10.06	$14.43

Per share market value at end of period	$11.81	$11.97	$11.81	$11.97
Total return based on market value(2)	14.09%	(3.41%)	37.87%	(3.17%)
Total return based on net asset value(2)	(6.32%)	1.96%	(12.87%)	5.74%
Shares outstanding at end of period	63,349,746	29,637,928	63,349,746	29,637,928
Average weighted shares outstanding for period	57,613,489	29,618,762	53,709,197	29,569,571

Ratio / Supplemental Data:
Net assets at end of period (in thousands)	$637,477	$427,803	$637,477	$427,803
Annualized ratio of operating expenses to average net assets	7.65%	9.34%	7.24%	10.14%
Annualized ratio of net operating income to average net assets	10.91%	11.33%	9.77%	16.86%

Note 9. Financial Highlights (continued)

	Year	Year	Year	Year	Year
	Ended	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,	June 30,
	2009	2008	2007	2006	2005
Per Share Data(1):
Net asset value at beginning of period	$14.55	$15.04	$15.31	$14.59	$(0.01)
Costs related to the initial public offering	—	—	—	0.01	(0.21)
Costs related to the secondary public offering	—	(0.07)	(0.06)	—	—
Net investment income	1.87	1.91	1.47	1.21	0.34
Realized (loss) gain	(1.24)	(0.69)	0.12	0.04	—
Net unrealized appreciation (depreciation)	0.48	(0.05)	(0.52)	0.58	0.90
Net (decrease) increase in net assets as a result of public offering	(2.11)	—	0.26	—	13.95
Dividends declared and paid	(1.15)	(1.59)	(1.54)	(1.12)	(0.38)

Net asset value at end of period	$12.40	$14.55	$15.04	$15.31	$14.59

Per share market value at end of period	$9.20	$13.18	$17.47	$16.99	$12.60
Total return based on market value(2)	(22.04%)	(15.90%)	12.65%	44.90%	(13.46%)
Total return based on net asset value(2)	(4.81%)	7.84%	7.62%	12.76%	7.40%
Shares outstanding at end of period	42,943,084	29,520,379	19,949,065	7,069,873	7,055,100
Average weighted shares outstanding for period	31,559,905	23,626,642	15,724,095	7,056,846	7,055,100

Ratio / Supplemental Data:
Net assets at end of period	$532,596	$429,623	$300,048	$108,270	$102,967
Annualized ratio of operating expenses to average net assets	9.03%	9.62%	7.36%	8.19%	5.52%
Annualized ratio of net investment income to average net assets	13.14%	12.66%	9.71%	7.90%	8.50%

(1)	Financial highlights are based on weighted average shares.

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
On June 25, 2009, we completed a first closing on an expanded $250,000 revolving credit facility (the “Syndicated Facility”). The new Syndicated Facility, which had $195,000 and $175,000 total commitments as of December 31, 2009 and June 30, 2009, respectively, includes an accordion feature which allows the Syndicated Facility to accept up to an aggregate total of $250,000 of commitments for which we continue to solicit additional commitments from other lenders for the additional $55,000 as of December 31, 2009. The revolving period extends through June 24, 2010. If not renewed or extended by the participant banks, a one year amortization period would commence whereby we may not borrow additional funds. Thereafter for ten years, all principal, interest and fee payments received in conjunction with collateral pledged to the Syndicated Facility, less a monthly servicing fee payable to us, are required to be used to repay outstanding borrowings under the Syndicated Facility. Any remaining outstanding borrowings would be due and payable on the commitment termination date, which is currently June 24, 2011.

The Syndicated Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The Syndicated Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Syndicated Facility. The Syndicated Facility also requires the maintenance of a minimum liquidity requirement. At December 31, 2009 and June 30, 2009, we were in compliance with the applicable covenants.
Interest on borrowings under the credit facility is one-month LIBOR plus 400 basis points, subject to a minimum Libor floor of 200 basis points. Additionally, the banks charge a fee on the unused portion of the credit facility equal to 100 basis points. As of December 31, 2009 and June 30, 2009, we had $10,000 and $124,800 outstanding under our credit facility, respectively. As of December 31, 2009 and June 30, 2009, $62,914 and $946 was available to us for additional borrowing under our credit facility, respectively. As we make additional investments which are eligible to be pledged under the credit facility, we will generate additional availability to the extent such investments are eligible to be placed into the borrowing base. At December 31, 2009 and June 30, 2009, the investments used as collateral for the Syndicated Facility had an aggregate market value of $339,012 and $434,069, which represents 53.2% and 81.5% of net assets, respectively.
In connection with the origination and amendment of the Syndicated Facility, we incurred approximately $9,472 of fees which are being amortized over the term of the facility.
Note 11. Commitments and Off-Balance Sheet Risks
From time to time, we provide guarantees for portfolio companies for payments to counterparties, usually as an alternative to investing additional capital. We provide indemnifications to Prospect Administration in accordance with our respective agreements with that service provider. These indemnifications are described in further detail in Note 8. As of December 31, 2009, no other material contingency agreements exist.
Note 12. Litigation
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

In May 2006, based in part on unfavorable due diligence and the absence of investment committee approval, we declined to extend a loan for $10,000 to a potential borrower (“plaintiff”). Plaintiff was subsequently sued by its own attorney in a local Texas court for plaintiff’s failure to pay fees owed to its attorney. In December 2006, plaintiff filed a cross-action against us and certain affiliates (the “defendants”) in the same local Texas court, alleging, among other things, tortuous interference with contract and fraud. We petitioned the United States District Court for the Southern District of New York (the “District Court”) to compel arbitration and to enjoin the Texas action. In February 2007, our motions were granted. Plaintiff appealed that decision. On July 24, 2008, the Second Circuit Court of Appeals affirmed the judgment of the District Court. The arbitration commenced in July 2007 and concluded in late November 2007. Post-hearing briefings were completed in February 2008. On April 14, 2008, the arbitrator rendered an award in our favor, rejecting all of plaintiff’s claims. On April 18, 2008, we filed a petition before the District Court to confirm the award. On October 8, 2008, the District Court granted the Company’s petition to confirm the award, confirmed the awards and subsequently entered judgment thereon in favor of the Company in the amount of $2,288. After filing a defective notice of appeal to the United States Court of Appeals for the Second Circuit on November 5, 2008, plaintiff’s counsel resubmitted a new notice of appeal on January 9, 2009. The plaintiff subsequently requested that the Company agree to stipulate to the withdrawal of plaintiff’s appeal to the Second Circuit. Such a stipulation was filed with the Second Circuit on or about April 14, 2009. Based on this stipulation, the Second Circuit issued a mandate terminating the appeal, which was transmitted to the District Court on April 23, 2009. Post-judgment discovery against plaintiff is continuing and we have filed a motion for sanctions against plaintiff’s counsel. Argument for the motion for sanctions was held on November 19, 2009 and a decision from the court is pending.
Note 13. Selected Quarterly Financial Data (Unaudited)

					Net Realized and		Net Increase (Decrease)
					Unrealized		in Net Assets from
	Investment Income		Net Investment Income		Gains (Losses)		Operations
Quarter Ended	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)
September 30, 2006	$6,432	$0.65	$3,274	$0.33	$690	$0.07	$3,964	$0.40
December 31, 2006	8,171	0.60	4,493	0.33	(1,553)	(0.11)	2,940	0.22
March 31, 2007	12,069	0.61	7,015	0.36	(2,039)	(0.10)	4,976	0.26
June 30, 2007	14,009	0.70	8,349	0.42	(3,501)	(0.18)	4,848	0.24

September 30, 2007	15,391	0.77	7,865	0.39	685	0.04	8,550	0.43
December 31, 2007	18,563	0.80	10,660	0.46	(14,346)	(0.62)	(3,686)	(0.16)
March 31, 2008	22,000	0.92	12,919	0.54	(14,178)	(0.59)	(1,259)	(0.05)
June 30, 2008	23,448	0.85	13,669	0.50	10,317	0.38	23,986	0.88

September 30, 2008(2)	35,799	1.21	23,502	0.80	(9,504)	(0.33)	13,998	0.47
December 31, 2008	22,213	0.75	11,960	0.40	(5,436)	(0.18)	6,524	0.22
March 31, 2009	20,669	0.69	11,720	0.39	3,611	0.12	15,331	0.51
June 30, 2009	21,800	0.59	11,981	0.32	(12,730)	(0.34)	(749)	(0.02)

September 30, 2009	21,517	0.43	12,318	0.25	(18,696)	(0.38)	(6,378)	(0.13)
December 31, 2009	28,883	0.50	16,925	0.29	(33,778)	(0.59)	(16,853)	(0.29)

(1)	Per share amounts are calculated using weighted average shares during period.

(2)	Additional income for this quarter was driven by other investment income from the settlement of net profits interests on IEC Systems LP and Advanced Rig Services LLC.

Note 14. Subsequent Events
On January 25, 2010, we issued 236,985 shares of our common stock in connection with the dividend reinvestment plan.
On January 4, 2010, we completed a closing for an additional $15,000 commitment to the Syndicated Facility, increasing total commitments to $210,000.
Merger Discussions with Allied Capital Corporation
On January 14, 2010, Prospect Capital delivered a proposal letter to the Allied Capital Board (the “First Prospect Capital Merger Offer Letter”) containing an offer to acquire each outstanding Allied Capital Corporation (“Allied Capital”) Share in exchange for 0.385 of a share of Prospect Capital Common Stock (the “First Prospect Capital Merger Offer”).
On January 19, 2010, Allied Capital filed a Form 8-K stating that the Allied Capital Board determined that the First Prospect Capital Merger Offer did not constitute a “Superior Proposal” as such term is defined in the Ares Capital Merger Agreement.
On January 20, 2010, Prospect Capital issued a press release containing a copy of a letter it subsequently sent to the Allied Capital Board in connection with the First Prospect Capital Merger Offer.
On January 26, 2010, Prospect Capital announced that it delivered another letter to the Allied Capital Board, raising its offer to acquire Allied Capital (the “Second Prospect Capital Merger Offer Letter”).
On February 3, 2010, Allied Capital informed us and filed a Form 8-K stating that the Allied Capital Board determined that the Second Prospect Capital Merger Offer did not constitute a “Superior Proposal” as such term is defined in the Ares Capital Merger Agreement.
On February 9, 2010, Prospect Capital announced that it delivered another letter to the Allied Capital Board, raising its offer to acquire Allied Capital (the “Third Prospect Capital Merger Offer Letter”).

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

Patriot Acquisition
On December 2, 2009, we acquired the outstanding shares of Patriot Capital Funding, Inc. (“Patriot”) common stock for $201,083. Under the terms of the merger agreement, Patriot common shareholders received 0.363992 shares of our common stock for each share of Patriot common stock, resulting in 8,444,068 shares of common stock being issued by us. In connection with the transaction, we repaid all the outstanding borrowings of Patriot, in compliance with the merger agreement.
On December 2, 2009, Patriot made a final dividend equal to its undistributed net ordinary income and capital gains of $0.38 per share. In accordance with a recent IRS revenue procedure, the dividend was paid 10% in cash and 90% in newly issued shares of Patriot’s common stock. The exchange ratio was adjusted to give effect to the tax distribution.
The merger has been accounted for as an acquisition of Patriot by Prospect Capital Corporation (“Prospect”) in accordance with acquisition method of accounting as detailed in ASC 805, Business Combinations (“ASC 805”). The fair value of the consideration paid was allocated to the assets acquired and liabilities assumed based on their fair values as the date of acquisition. As described in more detail in ASC 805, goodwill, if any, would have been recognized as of the acquisition date, if the consideration transferred exceeded the fair value of identifiable net assets acquired. As of the acquisition date, the fair value of the identifiable net assets acquired exceeded the fair value of the consideration transferred, and we recognized the excess as a gain. A gain of $5,714 was recorded by Prospect in the quarter ended December 31, 2009 related to the acquisition of Patriot. The acquisition of Patriot was negotiated in July 2009 with the purchase agreement being signed on August 3, 2009. Between July 2009 and December 2, 2009, our valuation of certain of the investments acquired from Patriot increased due to market improvement, which resulted in the recognition of the gain at closing.
The purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values as summarized in the following table:

Cash (to repay Patriot debt)	$107,313
Cash (to fund purchase of restricted stock from former Patriot employees)	970
Common stock issued (1)	92,800

Total purchase price	201,083

Assets acquired:
Investments (2)	207,126
Cash and cash equivalents	1,697
Other assets	3,859

Assets acquired	212,682
Other liabilities assumed	(5,885)

Net assets acquired	206,797

Preliminary gain on Patriot acquisition (3)	$5,714

(1)
The value of the shares of common stock exchanged with the Patriot common shareholders was based upon the closing price of our common stock on December 2, 2009, the price immediately prior to the closing of the transaction.

(2)
The fair value of Patriot’s investments were determined by the Board of Directors in conjunction with an independent valuation agent. This valuation resulted in a purchase price which was $98,150 below the amortized cost of such investments. For those assets which are performing, Prospect will record the accretion to par value in interest income over the remaining term of the investment.

(3)
The preliminary gain has been determined based upon the estimated value of certain liabilities which are not yet settled. Any changes to such accruals will be recoded in future periods as an adjustment to such gain. We do not believe such adjustments will be material.

During the period from the acquisition of Patriot on December 2, 2009 to December 31, 2009, we recognized $7,495 of interest income from the assets acquired from Patriot. Included in this amount is $4,560 resulting from the acceleration of purchase discounts from the early repayments of three loans, three revolving lines of credit and the sale of one investment position.
Market Conditions
In 2008 and 2009, the financial services industry has been negatively affected by turmoil in the global capital markets. What began in 2007 as a deterioration of credit quality in subprime residential mortgages has spread rapidly to other credit markets. Market liquidity and credit quality conditions continue to remain weaker today than two years ago.

We believe that Prospect Capital is well positioned to navigate through these adverse market conditions. As a business development company, we are limited to a maximum 1 to 1 debt to equity ratio, and as of December 31, 2009, we had $62,914 available under our credit facility, of which $10,000 was outstanding. In addition, we had $105,050 of eligible assets from the Patriot acquisition in the process of being pledged to the facility which will generate an additional $67,086 of availability. Further, as we make additional investments that are eligible to be pledged under the credit facility, we will generate additional availability. The revolving period for the extended credit facility continues until June 25, 2010, with an amortization running to June 25, 2011.
We also continue to generate liquidity through public and private stock offerings. On July 7, 2009 we completed a public stock offering for 5,175,000 shares of our common stock at $9.00 per share, raising $46,575 of gross proceeds. On August 20, 2009 and September 24, 2009, we issued 3,449,686 shares and 2,807,111 shares, respectively, of our common stock at $8.50 and $9.00 per share, respectively, in private stock offerings, raising $29,322, and $25,264 of gross proceeds, respectively. Concurrent with the sale of these shares, we entered into a registration rights agreement in which we granted the purchasers certain registration rights with respect to the shares. Under the terms and conditions of the registration rights agreement, we filed with the SEC a post-effective amendment to the registration statement on Form N-2 on November 6, 2009. Such amendment was declared effective by the SEC on November 9, 2009.
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
Basis of Consolidation
Under the 1940 Act rules, the regulations pursuant to Article 6 of Regulation S-X, and the American Institute of Certified Public Accountants’ Audit and Accounting Guide for Investment Companies, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to us. Our December 31, 2009 and June 30, 2009 financial statements include our accounts and the accounts of Prospect Capital Funding, LLC, our only wholly-owned, closely-managed subsidiary that is also an investment company. All intercompany balances and transactions have been eliminated in consolidation.
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
In April 2009, the FASB issued ASC 820-10-65, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“ASC 820-10-65”). This update provides further clarification for ASC 820 in markets that are not active and provides additional guidance for determining when the volume of trading level of activity for an asset or liability has significantly decreased and for identifying circumstances that indicate a transaction is not orderly. ASC 820-10-65 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of ASC 820-10-65 for the three and six months ended December 31, 2009, did not have any effect on our net asset value, financial position or results of operations as there was no change to the fair value measurement principles set forth in ASC 820.
In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASC 2010-06”). ASU 2010-06 amends ASC 820-10 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. Our management does not believe that the adoption of the amended guidance in ASC 820-10 will have a significant effect on our financial statements.

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
We adopted FASB ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Adoption of ASC 740 was applied to all open tax years as of July 1, 2007. The adoption of ASC 740 did not have an effect on our net asset value, financial condition or results of operations as there was no liability for unrecognized tax benefits and no change to our beginning net asset value. As of December 31, 2009 and for the three and six months then ended, we did not have a liability for any unrecognized tax benefits. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.
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
Loans are placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, are likely to remain current. As of December 31, 2009, approximately 5.7% of our net assets are in non-accrual status.
Dividend income is recorded on the ex-dividend date.
Structuring fees and similar fees are recognized as income as earned, usually when paid. Structuring fees, excess deal deposits, net profits interests and overriding royalty interests are included in other income.
Statement of Assets and Liabilities Overview
During the six months ended December 31, 2009, net assets have increased by $104,881 from $532,596 as of June 30, 2009 to $637,477 as of December 31, 2009. This net increase in assets primarily resulted from $195,833 of capital share transactions including 8,444,068 of shares issued in conjunction with the Patriot Acquisition, offset by $67,721 in dividends declared to our stockholders. During this six month period we recognized net investment income of $29,243, a decrease in net assets due to realized losses of $51,229 and a decrease in net assets due to changes in unrealized depreciation of investments of $1,245.

The aggregate fair value of our portfolio investments was $648,135 and $547,168 as of December 31, 2009 and June 30, 2009, respectively. During the six months ended December 31, 2009, our net cost of investments increased by $102,212, or 19.2%, primarily from the acquisition of Patriot. At December 31, 2009, we were invested in 55 long-term portfolio investments.
Investment Activity
During the six months ended December 31, 2009, we acquired $207,126 of investments from Patriot, completed follow-on investments in existing portfolio companies totaling approximately $7,321, and recorded PIK interest of $2,059, resulting in gross investment originations with a cost basis of $216,506. The more significant of these investments are described briefly in the following:
During the six months ended December 31, 2009, we made follow-on secured debt investments of $1,423 in Iron Horse Coiled Tubing, Inc. (“Iron Horse”) in support of the build out of additional equipment and to fund working capital requirements.
During the six months ended December 31, 2009, we provided additional fundings of $3,376 to Yatesville Coal Holdings, Inc. (“Yatesville”) to fund ongoing operations.
On October 5, 2009 we purchased an additional secured debt investment of $1,675 in Resco Products, Inc. (“Resco”) at a discount of $670, increasing our cost basis by $1,005 in this investment.
On October 30, 2009, we made a follow-on secured subordinated debt investment of $500 in Ajax Rolled Ring & Machine (“Ajax”),
On December 2, 2009, we acquired portfolio investments with a face amount of $289,030 for $207,126 from Patriot.
During the six months ended December 31, 2009, we closed-out six positions which are briefly described below.
On August 31, 2009, C&J Cladding, LLC (“C&J”) repaid the $3,150 loan receivable to us and we received an additional 5% prepayment penalty totaling $158. We continue to hold warrants for common units in this investment.
On September 4, 2009, Peerless Manufacturing Co. repaid the $20,000 loan receivable to us.
On December 4, 2009, CS Operating, LLC repaid the $4,460 loan receivable to us.
On December 10, 2009, Resco repaid the $11,425 loan receivable to us.
On December 17, 2009, ADAPCO, Inc. (“ADAPCO”) repaid the $7,466 loan receivable to us. We continue to hold warrants for common stock in this investment.
On December 18, 2009, Quartermaster, Inc. (“Quartermaster”) repaid the $11,274 loan receivable to us.
On December 31, 2009, we sold our investment in Aylward Enterprises, LLC (“Aylward”) for net amount of $4,775.
During the six months ended December 31, 2009, we also received principal amortization payments of $7,184 on several loans.
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

The following is a quarter-by-quarter summary of our investment activity:

Quarter-End	Acquisitions(1)	Dispositions(2)
December 31, 2009	$210,438	$45,494
September 30, 2009	6,066	24,241
June 30, 2009	7,929	3,148
March 31, 2009	6,356	10,782
December 31, 2008	13,564	2,128
September 30, 2008	70,456	10,949
June 30, 2008	118,913	61,148
March 31, 2008	31,794	28,891
December 31, 2007	120,846	19,223
September 30, 2007	40,394	17,949
June 30, 2007	130,345	9,857
March 31, 2007	19,701	7,731
December 31, 2006	62,679	17,796
September 30, 2006	24,677	2,781
June 30, 2006	42,783	5,752
March 31, 2006	15,732	901
December 31, 2005	—	3,523
September 30, 2005	25,342	—
June 30, 2005	17,544	—
March 31, 2005	7,332	—
December 31, 2004	23,771	32,083
September 30, 2004	30,371	—

Since inception	$1,027,033	$304,377

(1)	Includes new deals, additional fundings, refinancings and PIK interest.

(2)	Includes scheduled principal payments, prepayments and refinancings.
Investment Holdings
As of December 31, 2009, we continue to pursue our investment strategy. Despite our name change to “Prospect Capital Corporation” and the termination of our policy to invest at least 80% of our net assets in energy companies in May 2007, we currently have a concentration of investments in companies in the energy and energy related industries. This concentration continues to decrease as we make investments outside of the energy and energy related industries. Some of the companies in which we invest have relatively short or no operating histories. These companies are and will be subject to all of the business risk and uncertainties associated with any new business enterprise, including the risk that these companies may not reach their investment objective or the value of our investment in them may decline substantially or fall to zero.
Our portfolio had an annualized current yield of 15.6% and 16.0% across all our long-term debt and certain equity investments as of December 31, 2009 and December 31, 2008, respectively. At December 31, 2009, this yield includes interest from all of our long-term investments as well as dividends from Gas Solutions Holdings, Inc. (“GSHI”) and NRG Manufacturing, Inc. (“NRG”). We expect the current yield to decline over time as add to the portfolio. Monetization of other equity positions that we hold is not included in this yield calculation. In each of our portfolio companies, we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.
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

As of December 31, 2009, we own controlling interests in Ajax, AWCNC, LLC, C&J, Change Clean Energy Holdings, Inc. (“CCEHI”), Coalbed, Inc./Coalbed, LLC (formerly Conquest Cherokee, LLC) (“Coalbed”), Fischbein, LLC (“Fischbein”), Freedom Marine Services LLC (“Freedom Marine”), GSHI, Integrated Contract Services, Inc. (“ICS”), Iron Horse, NRG, Nupla Corporation (“Nupla”), R-V Industries, Inc. (“R-V”), Sidump’r Trailer Company, Inc. (“Sidump’r”) and Yatesville. We also own an affiliated interest in Appalachian Energy Holdings, LLC (“AEH”), Biotronic NeuroNetwork (“Biotronic”), Boxercraft Incorporated (“Boxercraft”), KTPS Holdings, LLC (“KTPS”), Miller Petroleum, Inc. (“Miller”), Smart, LLC (“Smart”) and Sport Helmets Holdings, LLC (“Sport Helmets”).
The following is a summary of our investment portfolio by level of control:

	December 31, 2009				June 30, 2009
		Percent	Fair	Percent		Percent	Fair	Percent
Level of Control	Cost	of Portfolio	Value	of Portfolio	Cost	of Portfolio	Value	of Portfolio
Control	$165,867	25.2%	$191,898	28.6%	$187,105	29.7%	$206,332	31.9%
Affiliate	68,052	10.4%	66,479	9.9%	33,544	5.3%	32,254	5.0%
Non-control/Non-affiliate	399,717	60.8%	389,758	58.0%	310,775	49.3%	308,582	47.8%
Money Market Funds	23,418	3.6%	23,418	3.5%	98,735	15.7%	98,735	15.3%

Total Portfolio	$657,054	100.0%	$671,553	100.0%	$630,159	100.0%	$645,903	100.0%

The following is our investment portfolio presented by type of investment at December 31, 2009 and June 30, 2009, respectively:

	December 31, 2009				June 30, 2009
		Percent	Fair	Percent		Percent	Fair	Percent
Level of Control	Cost	of Portfolio	Value	of Portfolio	Cost	of Portfolio	Value	of Portfolio
Money Market Funds	$23,418	3.6%	23,418	3.5%	$98,735	15.7%	$98,735	15.3%
Revolving Line of Credit	2,041	0.3%	2,013	0.3%	—	—%	—	—%
Senior Secured Debt	306,009	46.6%	281,321	41.9%	232,534	36.9%	220,993	34.2%
Subordinated Secured Debt	272,320	41.4%	239,968	35.7%	251,292	39.9%	194,547	30.1%
Subordinated Unsecured Debt	15,185	2.3%	15,771	2.4%	15,065	2.4%	16,331	2.5%
Preferred Stock	11,484	1.7%	6,106	0.9%	10,432	1.6%	4,139	0.7%
Common Stock	18,713	2.9%	82,213	12.2%	16,310	2.6%	89,278	13.8%
Membership Interests	5,124	0.8%	9,287	1.4%	3,031	0.5%	7,270	1.1%
Overriding Royalty Interests	—	—%	2,762	0.4%	—	—%	3,483	0.5%
Net Profit Interests	—	—%	1,451	0.2%	—	—%	2,561	0.4%
Warrants	2,760	0.4%	7,243	1.1%	2,760	0.4%	8,566	1.4%

Total Portfolio	$657,054	100.0%	$671,553	100.0%	$630,159	100.0%	$645,903	100.0%

The following is our investment portfolio presented by geographic location of the investment at December 31, 2009 and June 30, 2009, respectively:

	December 31, 2009				June 30, 2009
		Percent	Fair	Percent		Percent	Fair	Percent
Level of Control	Cost	of Portfolio	Value	of Portfolio	Cost	of Portfolio	Value	of Portfolio
Canada	$20,717	3.1%	$12,318	1.8%	$19,344	3.1%	$12,606	2.0%
Midwest US	115,332	17.6%	122,125	18.2%	77,681	12.3%	84,097	13.0%
Northeast US	61,171	9.3%	53,823	8.0%	44,875	7.1%	47,049	7.3%
Southeast US	189,313	28.8%	152,209	22.7%	164,652	26.1%	101,710	15.7%
Southwest US	183,428	27.9%	245,792	36.6%	178,993	28.4%	253,615	39.3%
Western US	63,675	9.7%	61,868	9.2%	45,879	7.3%	48,091	7.4%
Money Market Funds	23,418	3.6%	23,418	3.5%	98,735	15.7%	98,735	15.3%

Total Portfolio	$657,054	100.0%	$671,553	100.0%	$630,159	100.0%	$645,903	100.0%

The following is our investment portfolio presented by industry sector of the investment at December 31, 2009 and June 30, 2009, respectively:

	December 31, 2009				June 30, 2009
		Percent	Fair	Percent		Percent	Fair	Percent
Level of Control	Cost	of Portfolio	Value	of Portfolio	Cost	of Portfolio	Value	of Portfolio
Aerospace and Defense	$56	—%	$48	—%	$—	—%	$—	—%
Automobile	868	0.1%	868	0.1%	—	—%	—	—%
Biomass Power	2,825	0.4%	1,976	0.3%	2,530	0.4%	2,530	0.4%
Construction Services	5,028	0.8%	1,165	0.2%	5,017	0.8%	2,408	0.4%
Contracting	16,652	2.5%	5,275	0.8%	16,652	2.6%	5,000	0.8%
Ecological	141	—%	295	—%	—	%	—	—%
Electronics	14,910	2.3%	14,994	2.2%	—	%	—	—%
Financial Services	25,685	3.9%	24,511	3.6%	25,424	4.0%	23,073	3.6%
Food Products	34,634	5.3%	37,412	5.6%	27,413	4.4%	29,416	4.6%
Gas Gathering and Processing	35,003	5.3%	85,187	12.7%	35,003	5.6%	85,187	13.2%
Healthcare	88,217	13.4%	92,253	13.7%	57,535	9.1%	60,293	9.3%
Home and Office Furnishings, Housewares and Durable	2,436	0.4%	2,432	0.4%	—	—%	—	—%
Insurance	3,873	0.6%	3,871	0.6%	—	—%	—	—%
Machinery	26,952	4.1%	27,088	4.0%	—	—%	—	—%
Manufacturing	80,590	12.3%	83,112	12.4%	90,978	14.4%	110,929	17.2%
Metal Services and Minerals	9,492	1.4%	12,180	1.8%	3,302	0.5%	7,133	1.1%
Mining, Steel, Iron and Non-Precious Metals and Coal Production	10,527	1.6%	10,705	1.6%	48,890	7.8%	13,097	2.0%
Oil and Gas Production	104,469	15.9%	93,904	14.0%	104,183	16.5%	104,806	16.2%
Oilfield Fabrication	32,337	4.9%	32,337	4.8%	34,247	5.4%	34,931	5.4%
Personal and Nondurable Consumer Products	28,705	4.4%	28,845	4.3%	—	—%	—	—%
Pharmaceuticals	11,952	1.8%	12,000	1.8%	11,949	2.0%	11,452	1.8%
Printing and Publishing	7,640	1.2%	7,803	1.2%	—	—%	—	—%
Production Services	20,717	3.2%	12,318	1.8%	19,344	3.1%	12,606	1.9%
Retail	14,670	2.2%	2,388	0.4%	14,623	2.3%	6,272	1.0%
Shipping Vessels	7,899	1.2%	6,181	0.9%	7,160	1.1%	7,381	1.1%
Specialty Minerals	15,814	2.4%	17,806	2.7%	15,814	2.5%	18,924	2.9%
Technical Services	11,373	1.7%	11,615	1.7%	11,360	1.8%	11,730	1.8%
Textiles and Leather	20,171	3.1%	19,566	2.9%	—	—%	—	—%
Money Market Funds	23,418	3.6%	23,418	3.5%	98,735	15.7%	98,735	15.3%

Total Portfolio	$657,054	100.0%	$671,553	100.0%	$630,159	100.0%	$645,903	100.0%

Investment Valuation
In determining the fair value of our portfolio investments at December 31, 2009, the Audit Committee considered valuations from the independent valuation firm and from management having an aggregate range of $604,614 to $680,622, excluding money market investments.
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

The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties and comparable multiples for recent sales of companies within the industry. The composite of all these analysis, applied to each investment, was a total valuation of $648,135, excluding money market investments.
Our investments are generally lower middle market companies, outside of the financial sector, with less than $30,000 of annual EBITDA. We believe our market has experienced less volatility than others because we believe there are more buy and hold investors who own these less liquid investments.
During the six months ended December 31, 2009, there has been a general improvement in the markets in which we operate and market rates of interest demanded for middle market loans have decreased. The fair value is limited on the high side to the loans par value, plus any prepayment penalties that would be imposed. Many of the debt investments in this category have not seen a significant change in value as they were previously valued at or near par value. In comparison to assets held as of June 30, 2009, these assets include: American Gilsonite Company, Biotronic, Castro Cheese Company, Inc., IEC/ARS, Maverick Healthcare, LLC, Qualitest Pharmaceuticals, Inc., Regional Management Corp., Shearer’s Foods, Inc., Stryker Energy, LLC, TriZetto Group and Unitek. Such assets acquired from Patriot include: Aircraft Fasteners International, LLC, Boxercraft, Copernicus Group, EXL Acquisition Corp., Fairchild Industrial Products Co., Hudson Products Holdings, Inc., KTPS, Label Corp Holdings, Inc., LHC Holdings Corp., Northwestern Management Services LLC, R-O-M Corporation and Sport Helmets.
Nine debt investments were made to companies that are not performing in line with budget expectations as of December 31, 2009 and have seen a diminution of value since June 30, 2009 (Ajax, Coalbed, Deb Shops, Inc., H&M Oil & Gas, LLC, Iron Horse, NRG, R-V, Wind River Resources Corp. and Wind River II Corp. and Yatesville). The valuation of these assets is further stressed by declining market demand within their respective industries, primarily retail, industrial and energy-related. For these assets, we have increased the market interest rates to take into account the increased credit risk, illiquidity and general changes in current interest rates for similar assets to determine their fair value.
Five portfolio companies (ADAPCO, C&J, Diamondback, Miller and R-V) are equity investments for which the previously outstanding debt has been repaid.
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
Ajax Rolled Ring & Machine, Inc.
We acquired a controlling equity interest in Ajax in a recapitalization of the company that was closed on April 4, 2008. We funded $22,000 of senior secured term debt, $11,500 of subordinated term debt and $6,300 of equity as of that closing. As of December 31, 2009, we control 78.1% of the fully-diluted common and preferred equity.
Ajax forges seamless steel rings sold to various customers. The rings are used in a range of industrial applications, including in construction equipment and wind power turbines. Ajax’s business is cyclical, and the business suffered in light of the global macroeconomic crisis of the past several quarters. 2008 was relatively strong for Ajax, but in the first half of 2009, Ajax experienced massive cuts in ordering of steel rings by its key customers. The second half of 2009 showed steady improvement versus very weak performance in the first half of the year and despite improvement in the second half of the year, Ajax’s overall performance in 2009 was well below that of 2008. At December 31, 2009, Ajax had a backlog of new business that would indicate continued improvement through 2010.
The Board of Directors wrote-down the fair value of our investment in Ajax to $25,802 as of December 31, 2009, a reduction of $14,059 from its amortized cost, compared to the $7,581 unrealized loss recorded at June 30, 2009.

Change Clean Energy Holdings Inc. and Change Clean Energy, Inc., f/k/a Worcester Energy Partners, Inc.
Change Clean Energy, Inc. (“CCEI”) is an investment that we originated in September 2005 which owns and operated a bio-mass energy plant. In March 2009 CCEI ceased operations temporarily as it was not economically feasible to make a profit based on the cost of materials and the price being paid for electricity. During that quarter, we determined that it was appropriate to institute foreclosure proceedings against the co-borrowers of our debt to take full control of the assets. In anticipation of such proceedings CCEHI was established and on March 11, 2009, the foreclosure was completed and the assets were assigned to a wholly owned subsidiary of CCEHI. During the six months ended December 31, 2009, we provided additional funding of $296 to CCEHI to fund ongoing operations. CCEI currently has no material operations. At June 30, 2009 we determined that the impairment at both CCEI and CCEHI was other than temporary and recognized a realized loss of $41,134, which was the amount by which the amortized cost exceeded the fair value. At December 31, 2009, our Board of Directors, under recommendation from senior management, has set the value of the CCEHI investment at $1,976, a reduction of $849 from its amortized cost.
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
In early May 2008, Gas Solutions II Ltd purchased a series of propane puts at $0.10 out of the money and at prices of $1.53 per gallon and $1.394 per gallon covering the periods May 1, 2008, through April 30, 2009, and May 1, 2009, through April 30, 2010, respectively. These hedges were executed at close to the highest market propane prices ever achieved on an historical basis; such hedges preserve the upside of Gas Solutions II Ltd to benefit from potential future increases in commodity prices. GSHI generated approximately $26,172 of EBITDA for the fiscal year ending December 31, 2008, an increase of 67% from 2007 results. Despite the volatility in commodity prices over the last year, GSHI generated approximately $25,816 of EBITDA for the fiscal year ending December 31, 2009.
In determining the value of GSHI, we have utilized several valuation techniques to determine the value of the investment. These techniques offer a wide range of values. Our Board of Directors has determined the value to be $85,187 for our debt and equity positions at December 31, 2009 based upon a combination of a discounted cash flow analysis and a public comparables analysis. At December 31, 2009 and June 30, 2009, GSHI was valued $50,184 above its amortized cost.
Integrated Contract Services, Inc.
ICS is an investment that we made in April 2007. Prior to January 2009, ICS owned the assets of ESA Environmental Specialists, Inc. (“ESA”) and 100% of the stock of The Healing Staff (“THS”). ESA originally defaulted under our contract governing our investment in ESA, prompting us to commence foreclosure actions with respect to certain ESA assets in respect of which we have a priority lien. In response to our actions, ESA filed voluntarily for reorganization under the bankruptcy code on August 1, 2007. On September 20, 2007, the U.S. Bankruptcy Court approved a Section 363 Asset Sale from ESA to us. To complete this transaction, we contributed our ESA debt to a newly-formed entity, ICS, and provided funds for working capital on October 9, 2007. In return for the ESA debt, we received senior secured debt in ICS of equal amount to our ESA debt, preferred stock of ICS, and 49% of the ICS common stock. ICS subsequently ceased operations and assigned the collateral back to us. ICS is in default of both payment and financial covenants. During September and October 2007, we provided $1,170 to THS for working capital.
In January 2009, we foreclosed on the real and personal property of ICS. Through this foreclosure process, we gained 100% ownership of THS and certain ESA assets. Based upon an analysis of the liquidation value of the ESA assets and the enterprise value of THS, our Board of Directors affirmed the fair value of our investment in ICS at $5,275 at December 31, 2009, a reduction of $11,377 from its amortized cost, compared to the $11,652 unrealized loss recorded at June 30, 2009.

Iron Horse Coiled Tubing, Inc.
Iron Horse is an investment that we made in April 2006. Iron Horse had been a provider of coiled tubing subcontractor services prior to making a strategic decision in late 2007 to directly service natural gas and oil producers in the Western Canadian Sedimentary Basin (“WCSB”) as a fracturing services provider. As a result of the business transition, the Company’s 2008 financial performance declined significantly from 2007 levels. Iron Horse completed its transition from a subcontractor to a direct service provider in 2009, but natural gas prices fell to trough levels due to the recession and heightened natural gas inventory levels. Since November 2009, Iron Horse has seen increased activity in the WCSB and is now completing wells for several large producers in the WCSB.
Prior to December 31, 2007, we owned 8.5% of the common stock in Iron Horse. On December 31, 2007, we received an additional 50.3% of the common stock in Iron Horse, which increased our total ownership to 58.8%. Through a series of subsequent loans that were used to construct equipment and facilitate the transition from a subcontractor to a direct service provider, we secured an additional 21.0% of the common stock in Iron Horse in September 2008, which increased our total ownership to 79.8% of the common stock in Iron Horse.
The Board of Directors wrote-down the fair value of our investment in Iron Horse to $12,318 as of December 31, 2009, a reduction of $8,399 from its amortized cost, compared to the $6,738 unrealized loss recorded at June 30, 2009.
Yatesville Coal Holdings, Inc.
All of our coal holdings have been consolidated under common management in Yatesville. Yatesville began to show improvement after the consolidation of the coal holdings, but the company exhausted its permitted reserves in December 2008 and has not had any meaningful revenue stream since. We continue to evaluate strategies for Yatesville such as soliciting indications of interest regarding a transaction involving part or all of recoverable reserves. During the six months ended December 31, 2009, we provided additional funding of $3,376 to Yatesville to fund ongoing operations including new permitting. During the quarter, we discontinued operations at Yatesville. As of December 31, 2009, our Board of Directors determined that consistent with the decision to discontinue operations, the impairment of Yatesville was other than temporary and we recorded a realized loss of $51,228 which was the amount that the amortized cost exceeded the fair value at December 31, 2009. Our Board of Directors set the value of the remaining Yatesville investment at $1,035, which represents the residual value of recoverable reserves, as of December 31, 2009, a reduction of $12,062 from its value as of June 30, 2009.
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
On June 25, 2009, we completed a first closing on an expanded $250,000 syndicated revolving credit facility (the “Facility”). The new Facility, for which six lenders have closed on $210,000 to date, includes an accordion feature which allows the Facility to accept up to an aggregate total of $250,000 of commitments for which we continue to solicit additional commitments from other lenders for the additional $40,000. The revolving period of the Facility extends through June 2010, with an additional one year amortization period after the completion of the revolving period. As of December 31, 2009 and June 30, 2009, we had $10,000 and $124,800 of borrowings outstanding under our credit facility, respectively.

Interest on borrowings under the credit facility is one-month Libor plus 400 basis points, subject to a minimum Libor floor of 200 basis points after that date. The maintenance of this facility requires us to pay a fee for the amount not drawn upon. This fee assessed at the rate of 100 basis points per annum. The following table shows the facility amounts and outstanding borrowings at December 31, 2009 and June 30, 2009:

	As of December 31, 2009		As of June 30, 2009
	Facility	Amount	Facility	Amount
	Amount	Outstanding	Amount	Outstanding
Revolving Credit Facility	$195,000	$10,000	$175,000	$124,800
The following table shows the contractual maturity of our revolving credit facility at December 31, 2009:

	Payments Due By Period
	Less Than		More Than
	1 Year	1 - 3 Years	3 Years
Credit Facility Payable	$10,000	$—	$—

During the six months ended December 31, 2009, we completed public and private offerings and raised $97,675 of additional equity by issuing 11,431,797 shares of our common stock below net asset value diluting shareholder value by $0.75 per share. We also issued 8,444,068 shares to acquire Patriot increasing net asset value to shareholders by $0.03 per share. The following table shows the calculation of net asset value per share as of December 31, 2009 and June 30, 2009:

	As of December 31, 2009	As of June 30, 2009
Net Assets	$637,477	$532,596
Shares of common stock outstanding	63,349,746	42,943,084

Net asset value per share	$10.06	$12.40

At December 31, 2009, we had 63,349,746 of our common stock issued and outstanding.
Results of Operations
For the three months ended December 31, 2009 and December 31, 2008, the net (decrease) increase in net assets resulting from operations was ($16,853) and $6,524, respectively, representing ($0.29) and $0.22 per share, respectively. We experienced a net realized and unrealized loss of $33,778 or approximately $0.59 per share in the three months ended December 31, 2009. This compares with the net realized and unrealized loss of $5,436 during the three months ended December 31, 2008 or approximately $0.18 per share.
For the six months ended December 31, 2009 and December 31, 2008, the net (decrease) increase in net assets resulting from operations was ($23,231) and $20,522, respectively, representing ($0.43) and $0.69 per share, respectively. We experienced a net realized and unrealized loss of $52,474 or approximately $0.98 per share in the six months ended December 31, 2009. This compares with the net realized and unrealized loss of $14,940 during the six months ended December 31, 2008 or approximately $0.51 per share.
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

Investment income consists of interest income, including accretion of loan origination fees and prepayment penalty fees, dividend income and other income, including net profits interest, overriding royalties interest and structuring fees. The following table details the various components of investment income and the related levels of debt investments for the three months ended December 31, 2009 and December 31, 2008:

	For The Three Months Ended		For The Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Interest income	$18,539	$17,241	$33,374	$34,797
Dividend income	4,170	4,665	10,388	9,388
Other income	6,174	307	6,638	13,827

Total investment income	$28,883	$22,213	$50,400	$58,012

Average debt principal of investments	$571,809	$537,101	$535,069	$517,421

Weighted-average interest rate earned	12.86%	12.74%	12.37%	13.34%

Total investment income increased significantly from $22,213 for the three months ended December 31, 2008 to $28,883 for the six months ended December 31, 2009. This $6,670 increase is primarily due to the Patriot acquisition, for which we recognized a gain from the acquisition of $5,714 and purchase discount accretion of $5,320 during the three months ended December 31, 2009. The discount accretion includes $4,560 of accelerated accretion from early repayments of ADAPCO, Quartermaster and Aylward. Total investment income has decreased for the six months ended December 31, 2009 from the amount reported for the six months ended December 31, 2008 primarily due to a decrease in other income. This $7,189 decrease in other income is primarily due to the settlement of our net profit interests in IEC/ARS for $12,576 during the six months ended December 31, 2008, partially offset but gain from the acquisition of Patriot.
Average principal balances of debt investments have increased from $537,101 for the three months ended December 31, 2008 to $571,809 for the three months ended December 31, 2009. For the six months ended December 31, 2008 and 2009, average principal balances of debt investments increased from $517,421 to $535,069, respectively. These increases are primarily due to the Patriot acquisition which resulted in an additional $289,030 of debt principal to our portfolio.
The weighted-average interest rate earned increased from 12.74% for the three months ended December 31, 2008 to 12.86% for the three months ended December 31, 2009. This increase is primarily the result of purchase discount accretion of $5,320 from the Patriot acquisition. For the six months ended December 31, 2008 and 2009, weighted-average interest rate earned decreased from 13.34% to 12.37%, respectively. This decrease is primarily the result of Patriot acquisition purchase discount accretion, offset by foregone interest on non-accrual loans. During the six month period ended December 31, 2009, interest of $12,510 was foregone on non-accrual debt investments compared to $4,983 of forgone interest for the three months ended December 31, 2008. Without adjustments for foregone interest and purchase discount accretion from the Patriot acquisition, the weighted average interest rates earned on debt investments would have been 15.0% and 15.3% for the three months ended December 31, 2009 and 2008, respectively.
Operating Expenses
Our primary operating expenses consist of investment advisory fees (base management and income incentive fees), credit facility costs, legal and professional fees and other operating and overhead-related expenses. These expenses include our allocable portion of overhead under the Administration Agreement with Prospect Administration under which Prospect Administration provides administrative services and facilities for us. Our investment advisory fees compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions in accordance with our Administration Agreement with Prospect Administration. Operating expenses were $11,958 and $10,253 for the three months ended December 31, 2009 and December 31, 2008, respectively. Operating expenses were $21,157 and $22,550 for the six months ended December 31, 2009 and December 31, 2008, respectively.

The base management fee was $3,176 and $2,940 for the three months ended December 31, 2009 and December 31, 2008, respectively. The base management fee was $6,385 and $5,763 for the six months ended December 31, 2009 and December 31, 2008, respectively. The increase in this expense for the three and six months ended December 31, 2009 is directly related to our growth in total assets.
For the three months ended December 31, 2009 and December 31, 2008, we incurred $4,231 and $2,990, respectively, of income incentive fees. The $1,241 increase in the income incentive fee for the respective three-month period is driven by an increase in pre-incentive fee net investment income from $14,950 for the three months ended December 31, 2008 to $21,156 for the three months ended December 31, 2009, primarily the result of additional investment income from the Patriot acquisition. For the six months ended December 31, 2009 and December 31, 2008, we incurred $7,311 and $8,865, respectively, of income incentive fees. The $1,554 decrease in the income incentive fee for the respective six-month period is driven by a decrease in pre-incentive fee net investment income from $44,327 for the six months ended December 31, 2008 to $36,554 for the six months ended December 31, 2009, primarily the result of the settlement of net profits interest in IEC/ARS in the 2008 period offset by the income from the Patriot acquisition. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
During the three and six months ended December 31, 2009, we incurred $1,995 and $3,369 of expenses related to our credit facility. This compares with expenses of $1,965 and $3,483 incurred during the three and six months ended December 31, 2008. These expenses are related directly to the leveraging capacity put into place for each of those periods and the levels of indebtedness actually undertaken during those quarters. The table below describes the various credit facility expenses and the related indicators of leveraging capacity and indebtedness during these periods.

	For The Three Months Ended		For The Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Interest on borrowings	$266	$1,712	$393	$2,942
Amortization of deferred financing costs	1,282	180	2,106	360
Commitment and other fees	447	73	870	181

Total	$1,995	$1,965	$3,369	$3,483

Weighted-average debt outstanding	$17,609	$137,525	$13,003	$125,845

Weighted-average interest rate on borrowings	6.00%	4.94%	6.00%	4.64%

Facility amount at beginning of period	$195,000	$200,000	$195,000	$200,000

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
Legal costs increased from $184 for the three months ended December 31, 2008 to $390 for the three months ended December 31, 2009 primarily due to the increased size of our portfolio. Legal costs decreased from $483 for the six months ended December 31, 2008 to $390 for the six months ended December 31, 2009 as there were legal matters in the prior year that are no longer active.

Net Investment Income, Net Realized (Loss) Gains, (Decrease) Increase in Net Assets from Net Change in Unrealized Depreciation/Appreciation and Net (Decrease) Increase in Net Assets Resulting from Operations
Net investment income was $16,925 and $11,960 for the three months ended December 31, 2009 and December 31, 2008, respectively. This $4,965 increase was due primarily to the Patriot acquisition, for we recognized a gain from the acquisition and purchase discount accretion, partially offset by increased advisory fees and forgone interest related to Iron Horse. Net investment income was $29,243 and $35,462 for the six months ended December 31, 2009 and December 31, 2008, respectively. This $6,219 decrease is due primarily to the settlement of our net profit interests in IEC/ARS during the six months ended December 31, 2008, offset by the Patriot acquisition, increased advisory fees and forgone interest related to Iron Horse for the six months ended December 31, 2009.
Net realized (loss) gains were ($51,229) and $16 for the three months ended December 31, 2009 and December 31, 2008, respectively. Net realized (loss) gains were ($51,229) and $1,661 for the six months ended December 31, 2009 and December 31, 2008, respectively. The net realized loss of $51,229 for the three and six months ended December 31, 2009 was due primarily to the impairment of Yatesville. See Investment Valuations for further discussion.
Net increase (decrease) in net assets from changes in unrealized appreciation/depreciation was $17,451 and ($5,452) for the three months ended December 31, 2009 and December 31, 2008, respectively. For the three months ended December 31, 2009, the $17,451 increase in net assets from the net change in unrealized appreciation/depreciation was driven primarily by our impairment of Yatesville which resulted in $40,856 being reversed out of unrealized, partially offset by write-downs of our investments in Ajax, H&M, NRG and R-V. For the three months ended December 31, 2008, the $5,452 decrease in net assets from the net change in unrealized appreciation/depreciation was driven primarily by write-downs to our investments in Deb Shops, Iron Horse, Qualitest, RMC, Resco, WEPI, and Yatesville which were partially offset by unrealized appreciation of our investment in GSHI.
Net decrease in net assets from changes in unrealized appreciation/depreciation was $1,245 and $16,601 for the six months ended December 31, 2009 and December 31, 2008, respectively. The $1,245 decrease occurring during the six months ended December 31, 2009 was primarily attributable to unrealized depreciation recognized for our investments in Ajax, Coalbed, Deb Shops, H&M, NRG, and R-V partially offset by the impairment of our investment in Yatesville of $51,228. The $16,601 decrease occurring during the six months ended December 31, 2008 was attributable to unrealized depreciation recognized for our investments in Deb Shops, Iron Horse, Qualitest, RMC, Resco, WEPI, and Yatesville partially offset by a write-up of our investment in GSHI.
Financial Condition, Liquidity and Capital Resources
For the six months ended December 31, 2009 and December 31, 2008, our operating activities provided (used) $155,128 and ($23,126) of cash, respectively. Investing activities for the Patriot acquisition used $106,586 and zero for the six months ended December 31, 2009 and December 31, 2008, respectively. Financing activities provided $54,640 and $25,009 of cash during the six months ended December 31, 2009 and December 31, 2008, respectively, which included the payments of dividends of $36,469 and $22,221, during the six months ended December 31, 2009 and December 31, 2008, respectively.
Our primary uses of funds have been to continue to invest in our investments in portfolio companies, to add new companies to our investment portfolio, acquire Patriot, repay outstanding borrowings and to make cash distributions to holders of our common stock.
We have and may continue to fund a portion of our cash needs through borrowings from banks, issuances of senior securities or secondary offerings. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. At December 31, 2009, we had $10,000 outstanding borrowings on our $195,000 revolving credit facility. Subsequent to December 31, 2009, we completed a closing for an additional $15,000 commitment to the revolving credit facility, increasing total commitments to $210,000.
On September 6, 2007, our Registration Statement on Form N-2 was declared effective by the SEC. At December 31, 2009, under the Registration Statement, we had remaining availability to issue up to approximately $147,500 of our equity securities over the next eight months.

We also continue to generate liquidity through public and private stock offerings. On July 7, 2009 we completed a public stock offering for 5,175,000 shares of our common stock at $9.00 per share, raising $46,575 of gross proceeds. On August 20, 2009 and September 24, 2009, we issued 3,449,686 shares and 2,807,111 shares, respectively, of our common stock at $8.50 and $9.00 per share, respectively, in private stock offerings, raising $29,322, and $25,264 of gross proceeds, respectively. Concurrent with the sale of these shares, we entered into a registration rights agreement in which we granted the purchasers certain registration rights with respect to the shares. Under the terms and conditions of the registration rights agreement, we filed with the SEC a post-effective amendment to the registration statement on Form N-2 on November 6, 2009. Such amendment was declared effective by the SEC on November 9, 2009.
On December 2, 2009 we acquired the outstanding shares of Patriot common stock for approximately $201,083. Under the terms of the merger agreement, Patriot common shareholders received 0.363992 shares of our common stock for each share of Patriot common stock, resulting in 8,444,068 shares of common stock being issued by us. In connection with the transaction, we repaid all the outstanding borrowings of Patriot, in compliance with the merger agreement.
Off-Balance Sheet Arrangements
At December 31, 2009, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than those which originate from 1) the investment advisory and management agreement and the administration agreement and 2) the portfolio companies.
Developments Since the End of the Fiscal Quarter
On January 25, 2010, we issued 236,985 shares of our common stock in connection with the dividend reinvestment plan.
On January 4, 2010, we completed a closing for an additional $15,000 commitment to the Facility, increasing total commitments to $210,000.
Merger Discussions with Allied Capital Corporation
On January 14, 2010, Prospect Capital delivered a proposal letter to the Allied Capital Board (the “First Prospect Capital Merger Offer Letter”) containing an offer to acquire each outstanding Allied Capital Corporation (“Allied Capital”) Share in exchange for 0.385 of a share of Prospect Capital Common Stock (the “First Prospect Capital Merger Offer”).
On January 19, 2010, Allied Capital filed a Form 8-K stating that the Allied Capital Board determined that the First Prospect Capital Merger Offer did not constitute a “Superior Proposal” as such term is defined in the Ares Capital Merger Agreement.
On January 20, 2010, Prospect Capital issued a press release containing a copy of a letter it subsequently sent to the Allied Capital Board in connection with the First Prospect Capital Merger Offer.
On January 26, 2010, Prospect Capital announced that it delivered another letter to the Allied Capital Board, raising its offer to acquire Allied Capital (the “Second Prospect Capital Merger Offer Letter”).
On February 3, 2010, Allied Capital informed us and filed a Form 8-K stating that the Allied Capital Board determined that the Second Prospect Capital Merger Offer did not constitute a “Superior Proposal” as such term is defined in the Ares Capital Merger Agreement.
On February 9, 2010, Prospect Capital announced that it delivered another letter to the Allied Capital Board, raising its offer to acquire Allied Capital (the “Third Prospect Capital Merger Offer Letter”)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates and equity price risk. At December 31, 2009, most of the loans in our portfolio bore interest at fixed interest rates. Several of our floating rate loans have floors which have effectively converted the loans to fixed rate loans in the current interest rate environment. At December 31, 2009, the principal value of loans totaling $352,437 bear interest at floating rates.
If we continue to invest in fixed rate loans, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the three months ended December 31, 2009, we did not engage in interest rate hedging activities.

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
There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In May 2006, based in part on unfavorable due diligence and the absence of investment committee approval, we declined to extend a loan for $10,000 to a potential borrower (“plaintiff”). Plaintiff was subsequently sued by its own attorney in a local Texas court for plaintiff’s failure to pay fees owed to its attorney. In December 2006, plaintiff filed a cross-action against us and certain affiliates (the “defendants”) in the same local Texas court, alleging, among other things, tortuous interference with contract and fraud. We petitioned the United States District Court for the Southern District of New York (the “District Court”) to compel arbitration and to enjoin the Texas action. In February 2007, our motions were granted. Plaintiff appealed that decision. On July 24, 2008, the Second Circuit Court of Appeals affirmed the judgment of the District Court. The arbitration commenced in July 2007 and concluded in late November 2007. Post-hearing briefings were completed in February 2008. On April 14, 2008, the arbitrator rendered an award in our favor, rejecting all of plaintiff’s claims. On April 18, 2008, we filed a petition before the District Court to confirm the award. On October 8, 2008, the District Court granted the Company’s petition to confirm the award, confirmed the awards and subsequently entered judgment thereon in favor of the Company in the amount of $2,288. After filing a defective notice of appeal to the United States Court of Appeals for the Second Circuit on November 5, 2008, plaintiff’s counsel resubmitted a new notice of appeal on January 9, 2009. The plaintiff subsequently requested that the Company agree to stipulate to the withdrawal of plaintiff’s appeal to the Second Circuit. Such a stipulation was filed with the Second Circuit on or about April 14, 2009. Based on this stipulation, the Second Circuit issued a mandate terminating the appeal, which was transmitted to the District Court on April 23, 2009. Post-judgment discovery against plaintiff is continuing and we have filed a motion for sanctions against plaintiff’s counsel. Argument for the motion for sanctions was held on November 19, 2009 and a decision from the court is pending.

Item 1A.	Risk Factors
There have been no material changes to our risk factors as previously disclosed in our most recent 10-K filing.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table reflects the history of shares issued under the dividend reinvestment plan:

Record Date/Issuance Date	Shares Issued	Aggregate Offering Price	% of Dividend
		(in 000s)
March 23, 2006 / March 30, 2006	6,841	$111	5.2%
June 23, 2006 / June 30, 2006	7,932	130	5.4%
September 22, 2006 / September 29, 2006	80,818	1,273	26.2%
December 29, 2006 / January 5, 2007	108,047	1,850	25.5%
March 23, 2007 / March 30, 2007	93,843	1,595	20.8%
June 22, 2007 / June 29, 2007	69,834	1,190	15.3%
September 19, 2007 / September 28, 2007	72,073	1,243	15.9%
March 31, 2008 / April 16, 2008	99,241	1,510	14.4%
September 30, 2008 / October 16, 2008	117,549	1,506	12.7%
December 31, 2008 / January 20, 2009	148,200	1,774	14.8%
March 31, 2009 / April 20, 2009	214,456	1,827	14.4%
July 8, 2009 / July 20, 2009	297,274	2,901	14.8%
October 8, 2010 / October 19, 2009	233,523	2,457	11.0%
The following table reflects recent sales of unregistered common stock:

		Gross
	Number of	Proceeds	Underwriting	Offering	Offering
Issuances of Common Stock	Shares Issued	Raised	Fees	Expenses	Price

August 20, 2009	3,449,686	$29,322	—	$117	$8.500

September 24, 2009	2,807,111	$25,264	—	$840	$9.000

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
The 2009 Annual Meeting of the Stockholders of the Company (“Meeting”) was convened at the offices of the Company on Friday, December 11, 2009, at 10:30 a.m. and it was determined that a quorum was established and that the proposals before the Company’s stockholders were approved as follows:
To elect two Class II directors of the Company, to serve for a term of three years, or until a successor is duly elected and qualified.

			% of Shares
Class II Directors		Votes Cast	Voted
Andrew C. Cooper	Affirmative	37,073,592	96.09%
	Withheld	1,509,999	3.91%

M. Grier Eliasek	Affirmative	37,035,578	95.99%
	Withheld	1,548,013	4.01%
To approve a proposal to authorize flexibility for the Company, pursuant to approval of its Board of Directors, to sell shares of its common stock during the next year at a price below the Company’s then current net asset value per share.

		% of Voted
	Total Votes	Shares
(Without affiliated votes)
For	26,635,826	72.08%
Against	4,732,274	12.81%
Abstain	544,422	1.47%
Broker non-vote	5,041,135	13.64%
Non-vote	16,088,563

(With affiliated votes)
For	28,265,761	73.26%
Against	4,732,274	12.26%
Abstain	544,422	1.41%
Broker non-vote	5,041,135	13.07%
Non-vote	16,088,563

Item 5.	Other Information
None.

Item 6.	Exhibits
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

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 9, 2010.

PROSPECT CAPITAL CORPORATION
By:	/s/ John F. Barry III
John F. Barry III
Chief Executive Officer and Chairman of the Board