Form 10-Q
period 2010-03-31
PROSPECT CAPITAL CORP
filed 2010-05-10
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 814-00659
PROSPECT CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	43-2048643 (I.R.S. Employer Identification No.)

10 East 40th Street 44th Floor New York, New York (Address of principal executive offices)	10016 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑ No
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 10, 2010 was 67,281,662.

PROSPECT CAPITAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2010

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
March 31, 2010 and June 30, 2009
(in thousands, except share and per share data)

	March 31, 2010	June 30, 2009
	(Unaudited)	(Audited)
Assets (Note 10)
Investments at fair value (cost of $675,534 and $531,424, respectively, Note 4)
Control investments (cost of $181,894 and $187,105, respectively)	$194,647	$206,332
Affiliate investments (cost of $63,197 and $33,544, respectively)	73,516	32,254
Non-control/Non-affiliate investments (cost of $430,443 and $310,775, respectively)	428,838	308,582

Total investments at fair value	697,001	547,168

Investments in money market funds	23,011	98,735
Cash	21,249	9,942
Receivables for:
Interest, net	3,233	3,562
Dividends	1	28
Other	404	571
Prepaid expenses	146	68
Deferred financing costs, net	4,948	6,951
Other assets	534	—

Total Assets	$750,527	$667,025

Liabilities
Credit facility payable (Note 10)	54,200	124,800
Dividend payable	26,403	—
Due to Prospect Administration (Note 8)	243	842
Due to Prospect Capital Management (Note 8)	9,246	5,871
Due to broker	1,743	—
Accrued expenses	7,640	2,381
Other liabilities	1,566	535

Total Liabilities	101,041	134,429

Net Assets	$649,486	$532,596

Components of Net Assets
Common stock, par value $0.001 per share (100,000,000 and 100,000,000 common shares authorized, respectively; 64,398,231 and 42,943,084 issued and outstanding, respectively)	$64	$43
Paid-in capital in excess of par	753,992	545,707
Under/(over) distributed net investment income	(21,756)	24,152
Accumulated realized losses on investments	(104,281)	(53,050)
Unrealized appreciation on investments	21,467	15,744

Net Assets	$649,486	$532,596

Net Asset Value Per Share	$10.09	$12.40

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Three and Nine Months Ended March 31, 2010 and 2009
(in thousands, except share and per share data)
(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Investment Income
Interest Income (Note 4)
Control investments (Net of foreign withholding tax of $0, $28, ($19), and $137, respectively)	$4,494	$5,503	$14,137	$17,300
Affiliate investments	2,731	730	5,119	2,365
Non-control/non-affiliate investments	20,722	9,832	42,065	31,197

Total interest income	27,947	16,065	61,321	50,862

Dividend income
Control investments	2,300	4,400	12,660	13,568
Money market funds	1	45	29	265

Total dividend income	2,301	4,445	12,689	13,833

Other income: (Note 5)
Control/affiliate investments	241	—	316	831
Gain on Patriot acquisition (Note 2)	—	—	5,714	—
Non-control/non-affiliate investments	1,516	159	2,365	13,155

Total other income	1,757	159	8,395	13,986

Total Investment Income	32,005	20,669	82,405	78,681

Operating Expenses
Investment advisory fees:
Base management fee (Note 8)	3,576	2,977	9,962	8,740
Income incentive fee (Note 8)	4,744	2,930	12,054	11,795

Total investment advisory fees	8,320	5,907	22,016	20,535

Interest and credit facility expenses	2,111	1,345	5,480	4,828
Sub-administration fees	—	177	—	644
Legal fees	146	107	469	590
Valuation services	231	139	504	561
Audit, compliance and tax related fees	181	219	681	848
Allocation of overhead from Prospect Administration (Note 8)	840	588	2,520	1,764
Insurance expense	64	61	190	185
Directors’ fees	64	61	192	204
Potential merger expenses (Note 11)	925	—	1,148	—
Other general and administrative expenses	149	345	988	807
Tax expense	—	—	—	533

Total Operating Expenses	13,031	8,949	34,188	31,499

Net Investment Income	18,974	11,720	48,217	47,182

Net realized (loss) gain on investments	(2)	—	(51,231)	1,661
Net change in unrealized appreciation/depreciation on investments	6,968	3,611	5,723	(12,990)

Net Increase in Net Assets Resulting from Operations	$25,940	$15,331	$2,709	$35,853

Net increase in net assets resulting from operations per share: (Note 7)	$0.41	$0.51	$0.05	$1.21

Dividends/distributions declared per share:	$0.41	$0.41	$1.23	$1.21

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
For The Nine Months Ended March 31, 2010 and 2009
(in thousands, except share data)
(Unaudited)

	For The Nine Months Ended
	March 31, 2010	March 31, 2009
Increase in Net Assets from Operations:
Net investment income	$48,217	$47,182
Net realized (loss) gain on investments	(51,231)	1,661
Net change in unrealized depreciation on investments	5,723	(12,990)

Net Increase in Net Assets Resulting from Operations	2,709	35,853

Dividends/Distributions to Shareholders:	(94,125)	(36,519)

Capital Share Transactions:
Net proceeds from capital shares sold	108,858	12,300
Less: Offering costs of public share offerings	(1,606)	(513)
Fair value of equity issued in conjunction with Patriot acquisition	92,800	—
Reinvestment of dividends/distributions	8,254	3,280

Net Increase in Net Assets Resulting from Capital Share Transactions	208,306	15,067

Total Increase in Net Assets:	116,890	14,401
Net assets at beginning of period	532,596	429,623

Net Assets at End of Period	$649,486	$444,024

Capital Share Activity:
Shares sold	12,243,297	1,500,000
Shares issued for Patriot acquisition	8,444,068	—
Shares issued through reinvestment of dividends/distributions	767,782	265,749

Net increase in capital share activity	21,455,147	1,765,749
Shares outstanding at beginning of period	42,943,084	29,520,379

Shares Outstanding at End of Period	64,398,231	31,286,128

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Nine Months Ended March 31, 2010 and 2009
(in thousands, except share data)
(Unaudited)

	For The Nine Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$2,709	$35,853
Net realized loss (gain) on investments	51,231	(1,661)
Net change in unrealized depreciation on investments	(5,723)	12,990
Accretion of original issue discount on investments	(15,865)	(2,323)
Amortization of deferred financing costs	3,427	540
Gain on settlement of net profits interest	—	(12,576)
Gain on Patriot acquisition	(5,714)	—

Change in operating assets and liabilities:
Payments for purchases of investments	(64,390)	(89,052)
Payment-in-kind interest	(4,299)	(1,324)
Proceeds from sale of investments and collection of investment principal	96,338	36,435
Purchases of cash equivalents	(199,997)	(29,999)
Sales of cash equivalents	199,997	29,999
Net decrease of investments in money market funds	75,724	(6,254)
Decrease (increase) in interest receivable	2,653	(1,835)
Decrease in dividends receivable	27	4,232
Decrease in loan principal receivable	—	71
Increase in receivable for managerial assistance	—	(93)
Increase in receivable for potential deal expenses	—	(86)
Decrease in other receivables	167	78
Decrease (increase) in prepaid expenses	(43)	52
Decrease in due from Prospect Administration	1,500	—
Increase in other assets	(534)	—
(Decrease) increase in due to Prospect Administration	(599)	47
Increase (decrease) in due to Prospect Capital Management	3,375	(133)
Increase in due to broker	1,743	—
(Decrease) increase in accrued expenses	(626)	220
Increase (decrease) in other liabilities	1,031	(733)

Net Cash Provided By (Used In) Operating Activities:	142,132	(25,552)

Cash Flows from Investing Activities:
Acquisition of Patriot, net of cash acquired (Note 2)	(106,586)	—

Net Cash Used In Investing Activities:	(106,586)	—

Cash Flows from Financing Activities:
Borrowings under credit facility	115,000	54,500
Payments under credit facility	(185,600)	(8,100)
Financing costs paid and deferred	(1,424)	(328)
Net proceeds from issuance of common stock	108,858	12,300
Offering costs from issuance of common stock	(1,606)	(513)
Dividends/distributions paid	(59,467)	(32,413)

Net Cash (Used In) Provided By Financing Activities:	(24,239)	25,446

Total Increase (Decrease) in Cash	11,307	(106)
Cash balance at beginning of period	9,942	555

Cash Balance at End of Period	$21,249	$449

Cash Paid For Interest	$865	$4,015

Non-Cash Financing Activity:
Value of shares issued in connection with Patriot acquisition	$92,800	$—

Value of shares issued in connection with dividend reinvestment plan	$8,254	$3,280

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2010 and June 30, 2009
(in thousands, except share data)

			March 31, 2010
						% of
			Principal		Fair	Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (25.00% or greater of voting control)

Ajax Rolled Ring & Machine, Inc.	South Carolina / Manufacturing	Senior Secured Note — Tranche A (10.50%, due 4/01/2013)(3), (4)	$21,157	$21,157	$21,157	3.3%
		Subordinated Secured Note — Tranche B (11.50% plus 6.00% PIK, due 4/01/2013)(3), (4)	15,605	15,605	7,285	1.1%
		Subordinated Secured Note — Tranche B (15.00%, due 10/30/2010)	500	500	—	0.0%
		Convertible Preferred Stock — Series A (6,143 shares)		6,057	—	0.0%
		Unrestricted Common Stock (6 shares)		—	—	0.0%

				43,319	28,442	4.4%

AWCNC, LLC(20)	North Carolina / Machinery	Members Units — Class A (1,800,000 units)		—	—	0.0%
		Members Units — Class B-1 (1 unit)		—	—	0.0%
		Members Units — Class B-2 (7,999,999 units)		—	—	0.0%

				—	—	0.0%

Borga, Inc.	California / Manufacturing	Revolving Line of Credit — $1,000 Commitment (5.00% plus 3.00% default interest, due 5/06/2010)(4), (26)	800	770	680	0.1%
		Senior Secured Term Loan B (8.50% plus 3.00% default interest, due 5/06/2010)(4)	1,612	1,551	1,330	0.2%
		Senior Secured Term Loan C (12.00% plus 4.00% PIK plus 3.00% default interest, due 5/06/2010)	8,537	736	—	0.0%
		Common Stock (100 shares)(22)		—	—	0.0%
		Warrants (33,750 warrants)(22)		—	—	0.0%

				3,057	2,010	0.3%

C&J Cladding LLC	Texas / Metal Services and Minerals	Membership Interest (400 units)(23)		580	3,972	0.6%

				580	3,972	0.6%

Change Clean Energy Holdings, Inc. (“CCEHI”)(5)	Maine / Biomass Power	Common Stock (1,000 shares)		2,825	1,928	0.3%

				2,825	1,928	0.3%

Fischbein, LLC	North Carolina / Machinery	Senior Subordinated Debt (13.00% plus 5.50% PIK, due 5/01/2013)	3,758	3,569	3,769	0.6%
		Membership Interest(25)		1,898	3,210	0.5%

				5,467	6,979	1.1%

Freedom Marine Services LLC	Louisiana / Shipping Vessels	Subordinated Secured Note (16.00% PIK, due 12/31/2011)(3)	9,258	9,204	4,118	0.6%
		Net Profits Interest (22.50% payable on Equity distributions)(3), (7)		—	—	0.0%

				9,204	4,118	0.6%

Gas Solutions Holdings, Inc.(8)	Texas / Gas Gathering and Processing	Senior Secured Note (18.00%, due 12/11/2016)(3)	25,000	25,000	25,000	3.9%
		Junior Secured Note (18.00%, due 12/12/2016)(3)	5,000	5,000	5,000	0.8%
		Common Stock (100 shares)(3)		5,003	60,596	9.3%

				35,003	90,596	14.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2010 and June 30, 2009
(in thousands, except share data)

			March 31, 2010
						% of
			Principal		Fair	Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (25.00% or greater of voting control)

Integrated Contract Services, Inc.(9)	North Carolina / Contracting	Senior Demand Note (15.00%, due 12/31/2009)(10)	$1,170	$1,170	$1,170	0.2%
		Senior Secured Note (7.00% plus 7.00% PIK plus 6.00% default interest, in non-accrual status effective 10/09/2007, past due)	927	800	928	0.1%
		Junior Secured Note (7.00% plus 7.00% PIK plus 6.00% default interest, in non-accrual status effective 10/09/2007, past due)	14,003	14,003	2,551	0.4%
		Preferred Stock — Series A (10 shares)		—	—	0.0%
		Common Stock (49 shares)		679	—	0.0%

				16,652	4,649	0.7%

Iron Horse Coiled Tubing, Inc.(24)	Alberta, Canada / Production Services	Senior Secured Tranche 1 (Zero Coupon, in non-accrual status effective 1/01/2010, due 12/31/2016)	615	396	615	0.1%
		Senior Secured Tranche 2 (Zero Coupon, in non-accrual status effective 1/01/2010, due 12/31/2016)	2,337	2,338	2,338	0.4%
		Senior Secured Tranche 3 (1.00%, in non-accrual status effective 1/01/2010, due 12/31/2016)	18,000	18,000	9,372	1.4%
		Common Stock (1,781 shares)		268	—	0.0%

				21,002	12,325	1.9%

Manx Energy, Inc. (“Manx”)(12)	Kansas / Oil & Gas Production	Appalachian Energy Holdings, LLC (“AEH”) — Senior Secured Note (8.00%, in non-accrual status effective 1/19/2010, due 1/19/2013)	2,032	2,000	849	0.1%
		Coalbed, LLC — Senior Secured Note (8.00%, in non-accrual status effective 1/19/2010, due 1/19/2013)(6)	6,095	5,991	2,547	0.4%
		Manx — Senior Secured Note (13.00%, in non-accrual status effective 1/19/2010, due 1/19/2013)	2,800	2,800	2,800	0.4%
		Manx — Preferred Stock (6,635 shares)		6,308	—	0.0%
		Manx — Common Stock (3,416,335 shares)		1,171	—	0.0%

				18,270	6,196	0.9%

NRG Manufacturing, Inc.	Texas / Manufacturing	Senior Secured Note (16.50%, due 8/31/2011)(3), (4)	13,080	13,080	13,080	2.0%
		Common Stock (800 shares)		2,317	7,400	1.2%

				15,397	20,480	3.2%

Nupla Corporation	California / Home & Office Furnishings, Housewares & Durable	Revolving Line of Credit — $2,000 Commitment (7.25% plus 2.00% default interest, due 9/04/2012)(4), (26)	1,093	945	929	0.1%
		Senior Secured Term Loan A (8.00% plus 2.00% default interest, due 9/04/2012)(4)	5,139	1,503	1,972	0.3%
		Senior Subordinated Debt (10.00% plus 5.00% PIK, in non-accrual status effective 4/01/2009, due 3/04/2013)	3,325	—	—	0.0%
		Preferred Stock — Class A (2,850 shares)		—	—	0.0%
		Preferred Stock — Class B (1,330 shares)		—	—	0.0%
		Common Stock (2,360,743 shares)		—	—	0.0%

				2,448	2,901	0.4%

R-V Industries, Inc.	Pennsylvania / Manufacturing	Warrants (200,000 warrants, expiring 6/30/2017)		1,682	2,278	0.3%

		Common Stock (545,107 shares)		5,086	6,210	1.0%

				6,768	8,488	1.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2010 and June 30, 2009
(in thousands, except share data)

			March 31, 2010
						% of
			Principal		Fair	Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (25.00% or greater of voting control)

Sidump’r Trailer Company, Inc.	Nebraska / Automobile	Revolving Line of Credit — $2,000 Commitment (7.25%, in non-accrual status effective 11/01/2008, due 1/10/2011)(4), (26)	$950	$404	$404	0.1%
		Senior Secured Term Loan A (7.25%, in non-accrual status effective 11/01/2008, due 1/10/2011)(4)	2,048	463	124	0.0%
		Senior Secured Term Loan B (8.75%, in-non-accrual status effective 11/01/2008, due 1/10/2011)(4)	2,321	—	—	0.0%
		Senior Secured Term Loan C (16.50% PIK, in non-accrual status effective 9/27/2008, due 7/10/2011)	2,960	—	—	0.0%
		Senior Secured Term Loan D (7.25%, in non-accrual status effective 11/01/2008, due 7/10/2011)(4)	1,700	—	—	0.0%
		Preferred Stock (49,843 shares)		—	—	0.0%
		Common Stock (64,050 shares)		—	—	0.0%

				867	528	0.1%

Yatesville Coal Holdings, Inc.(11)	Kentucky / Mining, Steel, Iron and Non-Precious Metals and Coal Production	Senior Secured Note (Non-accrual status effective 1/01/2009, due 12/31/2010)(4)	10,000	1,035	1,035	0.2%
		Junior Secured Note (Non-accrual status effective 1/01/2009, due 12/31/2010)(4)	41,836	—	—	0.0%
		Common Stock (1,000 shares)		—	—	0.0%

				1,035	1,035	0.2%

Total Control Investments				181,894	194,647	30.0%

Affiliate Investments (5.00% to 24.99% voting control)

Biotronic NeuroNetwork(17)	Michigan / Healthcare	Senior Secured Note (11.50% plus 1.00% PIK, due 2/21/2013)(3), (4)	26,227	26,227	27,014	4.2%
		Preferred Stock (9,925 shares)(13)		2,300	3,450	0.5%

				28,527	30,464	4.7%

Boxercraft Incorporated	Georgia / Textiles & Leather	Revolving Line of Credit — $1,000 Commitment (9.50%, due 9/16/2013)(26), (27)		—	—	0.0%
		Senior Secured Term Loan A (9.50%, due 9/16/2013)(3), (4)	3,843	3,269	3,290	0.5%
		Senior Secured Term Loan B (10.00%, due 9/16/2013)(3), (4)	4,822	3,789	4,356	0.7%
		Subordinated Secured Term Loan (12.00% plus 6.50% PIK, due 3/16/2014)(3)	7,118	5,618	6,555	1.0%
		Preferred Stock (1,000,000 shares)		—	208	0.0%
		Common Stock (10,000 shares)		—	—	0.0%

				12,676	14,409	2.2%

KTPS Holdings, LLC	Colorado / Textiles & Leather	Revolving Line of Credit — $1,500 Commitment (10.50%, due 1/31/2012)(26), (27)		—	—	0.0%
		Senior Secured Term Loan A (10.50%, due 1/31/2012)(3), (4)	3,330	2,995	2,858	0.4%
		Senior Secured Term Loan B (12.00%, due 1/31/2012)(3)	440	374	399	0.1%
		Senior Secured Term Loan C (12.00% plus 6.00% PIK, due 3/31/2012)(3)	4,796	4,150	4,205	0.7%
		Membership Interest — Class A (730 units)		—	—	0.0%
		Membership Interest — Common (199,795 units)		—	—	0.0%

				7,519	7,462	1.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2010 and June 30, 2009
(in thousands, except share data)

			March 31, 2010
						% of
			Principal		Fair	Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Affiliate Investments (5.00% to 24.99% voting control)

Miller Petroleum, Inc.	Tennessee / Oil & Gas Production	Warrants, Common Stock (2,208,772 warrants, expiring 5/04/2010 to 3/31/2015)(14)		$150	$4,086	0.6%

				150	4,086	0.6%

Smart, LLC(15)	New York / Diversified / Conglomerate Service	Membership Interest — Class B (1,218 units)		—	—	0.0%
		Membership Interest — Class D (1 unit)		—	—	0.0%

				—	—	0.0%

Sport Helmets Holdings, LLC(15)	New York / Personal & Nondurable Consumer Products	Revolving Line of Credit — $3,000 Commitment (4.25%, due 12/14/2013)(26), (27)		—	—	0.0%
		Senior Secured Term Loan A (4.26%, due 12/14/2013)(3), (4)	$3,750	2,231	2,875	0.4%
		Senior Secured Term Loan B (4.76%, due 12/14/2013)(3), (4)	7,406	5,059	5,656	0.9%
		Senior Subordinated Debt — Series A (12.00% plus 3.00% PIK, due 6/14/2014)(3)	7,269	5,753	5,986	0.9%
		Senior Subordinated Debt — Series B (10.00% plus 5.00% PIK, due 6/14/2014)(3)	1,340	924	1,048	0.2%
		Common Stock (20,000 shares)		358	1,530	0.2%

				14,325	17,095	2.6%

	Total Affiliate Investments			63,197	73,516	11.3%

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

ADAPCO, Inc.	Florida / Ecological	Common Stock (5,000 shares)		141	344	0.1%

				141	344	0.1%

Aircraft Fasteners International, LLC	California / Machinery	Revolving Line of Credit — $500 Commitment (9.50%, due 11/01/2012)(26), (27)		—	—	0.0%
		Senior Secured Term Loan (9.50%, due 11/01/2012)(3), (4)	4,870	4,870	4,339	0.7%
		Junior Secured Term Loan (12.00% plus 6.00% PIK, due 5/01/2013)(3)	5,262	5,262	4,954	0.7%
		Convertible Preferred Stock (32,500 units)		396	110	0.0%

				10,528	9,403	1.4%

American Gilsonite Company	Utah / Specialty Minerals	Senior Subordinated Note (12.00% plus 3.00% PIK, due 3/14/2013)(3)	14,783	14,783	14,931	2.3%
		Membership Interest Units in AGC/PEP, LLC (99.9999%)(16)		1,031	2,841	0.4%

				15,814	17,772	2.7%

Arrowhead General Insurance Agency, Inc.(17)	California / Insurance	Senior Secured Term Loan (8.50%, due 2/08/2013)	873	825	827	0.1%
		Junior Secured Term Loan (10.25% plus 2.50% PIK, due 2/08/2013)	6,138	4,886	4,872	0.8%

				5,711	5,699	0.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2010 and June 30, 2009
(in thousands, except share data)

			March 31, 2010
						% of
			Principal		Fair	Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Caleel + Hayden, LLC (15)	Colorado / Personal & Nondurable Consumer Products	Junior Secured Term Loan B (9.25%, due 11/10/2011)(4)	$6,409	$6,386	$6,409	1.0%
		Senior Subordinated Debt (12.00% plus 4.50% PIK, due 11/10/2012)	6,250	5,808	6,250	1.0%
		Common Stock (7,500 shares)		351	773	0.1%
		Options in Mineral Fusion Natural Brands, LLC (11,662 options)		—	—	0.0%

				12,545	13,432	2.1%

Castro Cheese Company, Inc.	Texas / Food Products	Subordinated Secured Note (11.00% plus 2.00% PIK, due 2/28/2013)(3)	7,654	7,551	7,807	1.2%

				7,551	7,807	1.2%

Copernicus Group	North Carolina / Healthcare	Revolving Line of Credit — $500 Commitment (10.00%, due 10/08/2013)(4), (26)	150	13	—	0.0%
		Senior Secured Term Loan A (10.00%, due 10/08/2013)(3), (4)	6,050	5,165	5,389	0.9%
		Senior Subordinated Debt (10.00% plus 10.00% PIK, due 4/08/2014)	13,060	11,032	12,479	1.9%
		Preferred Stock — Series A (1,000,000 shares)		67	148	0.0%
		Preferred Stock — Series C (212,121 shares)		212	229	0.0%

				16,489	18,245	2.8%

Custom Direct, Inc. (17)	Maryland / Printing & Publishing	First Lien Debt (3.06%, due 12/31/2013)(4)	1,601	1,177	1,601	0.2%
		Second Lien Debt (6.31%, due 12/31/2014)(4)	2,000	1,267	2,000	0.3%

				2,444	3,601	0.5%

Deb Shops, Inc.(17)	Pennsylvania / Retail	Second Lien Debt (14.00% PIK, in non-accrual status effective 2/24/2009, due 10/23/2014)	16,961	14,606	2,449	0.4%

				14,606	2,449	0.4%

Diamondback Operating, LP	Oklahoma / Oil & Gas Production	Net Profits Interest (15.00% payable on Equity distributions)(7)		—	308	0.1%

				—	308	0.1%

EXL Acquisition Corporation	South Carolina / Electronics	Revolving Line of Credit — $1,500 Commitment (3.56%, due 3/15/2012)(26), (27)		—	—	0.0%
		Senior Secured Term Loan A (3.56% – 5.50%, due 3/15/2011)(3), (4), (28)	1,348	1,156	1,095	0.2%
		Senior Secured Term Loan B (3.81%, due 3/15/2012)(3), (4)	3,760	3,426	3,571	0.5%
		Senior Secured Term Loan C (4.31%, due 3/15/2012)(3), (4)	2,319	2,135	2,224	0.3%
		Senior Secured Term Loan D (12.00% plus 3.00% PIK, due 3/15/2012)(3)	5,550	5,615	5,550	0.9%
		Common Stock — Class A (2,475 shares)		509	530	0.1%
		Common Stock — Class B (25 shares)		306	315	0.1%

				13,147	13,285	2.1%

Fairchild Industrial Products, Co.(2)	North Carolina / Electronics	Preferred Stock — Class A (378 shares)		377	400	0.1%
		Common Stock — Class B (28 shares)		211	200	0.0%

				588	600	0.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2010 and June 30, 2009
(in thousands, except share data)

			March 31, 2010
						% of
			Principal		Fair	Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

H&M Oil & Gas, LLC	Texas / Oil & Gas Production	Senior Secured Note (13.00% plus 3.00% PIK, due 9/30/2010)	$58,661	$58,661	$52,554	8.1%
		Net Profits Interest (8.00% payable on Equity distributions)(7)		—	563	0.1%

				58,661	53,117	8.2%

Hudson Products Holdings, Inc.(17)	Texas / Manufacturing	Senior Secured Term Loan (8.00%, due 8/24/2015)(3), (4)	7,388	6,733	6,839	1.0%

				6,733	6,839	1.0%

IEC Systems LP (“IEC”) /Advanced Rig Services LLC (“ARS”)	Texas / Oilfield Fabrication	IEC Senior Secured Note (12.00% plus 3.00% PIK, due 11/20/2012)(3), (4)	19,608	19,608	19,608	3.0%
		ARS Senior Secured Note (12.00% plus 3.00% PIK, due 11/20/2012)(3), (4)	11,775	11,775	11,775	1.8%

				31,383	31,383	4.8%

Impact Products, LLC	Ohio / Home & Office Furnishings, Housewares & Durable	Junior Secured Term Loan (6.25%, due 9/09/2012)(4)	8,800	7,757	8,492	1.3%
		Senior Subordinated Debt (10.00% plus 5.00% PIK, due 9/09/2012)	5,548	5,279	5,548	0.9%

				13,036	14,040	2.2%

Label Corp Holdings, Inc.	Nebraska / Printing & Publishing	Senior Secured Term Loan (8.50%, due 8/08/2014)(3), (4)	5,823	5,222	5,284	0.8%

				5,222	5,284	0.8%

LHC Holdings Corp.(17)	Florida / Healthcare	Revolving Line of Credit — $1,000 Commitment (4.31%, due 11/30/2012)(26), (27)		—	—	0.0%
		Senior Secured Term Loan A (4.31%, due 11/30/2012)(3), (4)	2,390	1,681	1,865	0.3%
		Senior Subordinated Debt (12.00% plus 2.50% PIK, due 5/31/2013)(3)	4,565	4,177	4,209	0.7%
		Membership Interest (125 units)		216	213	0.0%

				6,074	6,287	1.0%

Mac & Massey Holdings, LLC	Georgia / Food Products	Senior Subordinated Debt (10.00% plus 5.75% PIK, due 2/10/2013)	8,547	7,150	8,143	1.3%
		Membership Interest (250 units)		157	348	0.0%

				7,307	8,491	1.3%

Maverick Healthcare, LLC	Arizona / Healthcare	Second Lien Debt (12.50% plus 3.50% PIK, due 4/30/2014)(3)	13,006	13,006	13,006	2.0%
		Preferred Units (1,250,000 units)		1,252	2,081	0.3%
		Common Units (1,250,000 units)		—	—	0.0%

				14,258	15,087	2.3%

Northwestern Management Services, LLC	Florida / Healthcare	Revolving Line of Credit — $1,000 Commitment (4.25%, due 12/13/2012)(26), (27)		—	—	0.0%
		Senior Secured Term Loan A (4.25%, due 12/13/2012)(3), (4)	4,534	3,638	3,513	0.5%
		Senior Secured Term Loan B (4.75%, due 12/13/2012)(3), (4)	1,222	882	956	0.1%
		Subordinated Secured Term Loan (12.00% plus 3.00%, due 6/13/2013)(3)	2,949	2,418	2,415	0.4%
		Common Stock (50 shares)		371	450	0.1%

				7,309	7,334	1.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2010 and June 30, 2009
(in thousands, except share data)

			March 31, 2010
						% of
			Principal		Fair	Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Prince Mineral Company, Inc.	New York / Metal Services and Minerals	Junior Secured Term Loan (9.00%, due 12/21/2012)(4)	$ 11,150	$11,150	$9,156	1.4%
		Senior Subordinated Debt (13.00% plus 1.00%, due 7/21/2013)	12,198	1,327	10,402	1.6%

				12,477	19,558	3.0%

Qualitest Pharmaceuticals, Inc.(17)	Alabama / Pharmaceuticals	Second Lien Debt (7.75%, due 4/30/2015)(3), (4)	12,000	11,954	12,000	1.9%

				11,954	12,000	1.9%

Regional Management Corp.	South Carolina / Financial Services	Second Lien Debt (12.00% plus 2.00% PIK, due 6/29/2012)(3)	25,814	25,814	25,124	3.9%

				25,814	25,124	3.9%

R-O-M Corporation	Missouri / Manufacturing	Revolving Line of Credit — $1,750 Commitment (4.50%, due 2/08/2013)(26), (27)		—	—	0.0%
		Senior Secured Term Loan A (4.50%, due 2/08/2013)(3), (4)	5,040	4,315	4,148	0.6%
		Senior Secured Term Loan B (8.00%, due 5/08/2013)(3), (4)	8,272	8,272	7,633	1.2%
		Senior Subordinated Debt (12.00% plus 3.00% PIK due 8/08/2013)(3)	7,336	7,000	6,217	1.0%

				19,587	17,998	2.8%

Shearer’s Foods, Inc.	Ohio / Food Products	Junior Secured Debt (12.00% plus 3.00% PIK, due 3/31/2016)	35,000	35,000	35,000	5.4%
		Membership Interest Units in Mistral Chip Holdings, LLC (2,000 units)(18)		2,000	6,084	0.9%
		Membership Interest Units in Mistral Chip Holdings, LLC 2 (595 units)(18)		1,322	1,810	0.3%

				38,322	42,894	6.6%

Stryker Energy, LLC	Ohio / Oil & Gas Production	Subordinated Secured Revolving Credit Facility (12.00%, due 12/01/2011)(3), (4)	29,500	29,249	28,137	4.3%
		Overriding Royalty Interests(19)		—	2,727	0.4%

				29,249	30,864	4.7%

TriZetto Group(17)	California / Healthcare	Subordinated Unsecured Note (12.00% plus 1.50% PIK, due 10/01/2016)(3)	15,376	15,245	15,838	2.4%

				15,245	15,838	2.4%

Unitek(17)	Pennsylvania / Technical Services	Second Lien Debt (13.08%, due 12/31/2013)(3), (4)	11,500	11,380	11,615	1.8%

				11,380	11,615	1.8%

Wind River Resources Corp. and Wind River II Corp.	Utah / Oil & Gas Production	Senior Secured Note (13.00% plus 3.00% default interest, in non-accrual status effective 12/01/2008, due 7/31/2010)(4)	15,000	15,000	10,410	1.6%
		Net Profits Interest (5.00% payable on Equity distributions)(7)		—	—	0.0%

				15,000	10,410	1.6%

Total Non-Control/Non-Affiliate Investments (Level 3 Investments)				428,575	427,108	65.8%

Total Level 3 Portfolio Investments				673,666	695,271	107.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2010 and June 30, 2009
(in thousands, except share data)

			March 31, 2010
						% of
			Principal		Fair	Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 2 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

LyondellBasell Industries N.V. (“Lyondell”)(22)	The Netherlands / Chemical Company	Dutch Revolver (3.73%, due 1/29/2010)	$ 33	$29	$26	0.0%
		Dutch Tr-A Term Loan (3.73%, due 1/29/2010)	73	65	57	0.0%
		German Tr-B1 Term Loan (3.98%, due 1/29/2010)	95	84	74	0.0%
		German Tr-B2 Term Loan (3.98%, due 1/29/2010)	95	84	74	0.0%
		German Tr-B3 Term Loan (3.98%, due 1/29/2010)	95	84	74	0.0%
		Primary Revolver (3.73%, due 1/29/2010)	123	110	97	0.0%
		US Tr-A Term Loan (3.73%, due 1/29/2010)	218	195	171	0.0%
		US Tr-B1 Term Loan (7.00%, due 1/29/2010)	410	366	322	0.1%
		US Tr-B2 Term Loan (7.00%, due 1/29/2010)	410	366	322	0.1%
		US Tr-B3 Term Loan (7.00%, due 1/29/2010)	410	366	322	0.1%

Total Non-Control/Non-Affiliate Investments (Level 2 Investments)				1,749	1,539	0.3%

LEVEL 1 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Allied Defense Group, Inc.	Virginia / Aerospace & Defense	Common Stock (10,000 shares)		56	72	0.0%

				56	72	0.0%

Dover Saddlery, Inc.	Massachusetts / Retail	Common Stock (30,974 shares)		63	119	0.0%

				63	119	0.0%

Total Non-Control/Non-Affiliate Investments (Level 1 Investments)				119	191	0.0%

Total Portfolio Investments				675,534	697,001	107.4%

SHORT TERM INVESTMENTS: Money Market Funds (Level 2 Investments)

Fidelity Institutional Money Market Funds — Government Portfolio (Class I)				12,370	12,370	1.9%
Fidelity Institutional Money Market Funds — Government Portfolio (Class I)(3)				6,639	6,639	1.0%
Victory Government Money Market Funds				4,002	4,002	0.6%

Total Money Market Funds				23,011	23,011	3.5%

Total Investments				698,545	720,012	110.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2010 and June 30, 2009
(in thousands, except share data)

			June 30, 2009
						% of
			Principal		Fair	Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 3 INVESTMENTS:

Control Investments (25.00% or greater of voting control)

Ajax Rolled Ring & Machine, Inc.	South Carolina / Manufacturing	Senior Secured Note — Tranche A (10.50%, due 4/01/2013)(3), (4)	$21,487	$21,487	$21,487	4.0%
		Subordinated Secured Note — Tranche B (11.50% plus 6.00% PIK, due 4/01/2013)(3), (4)	11,675	11,675	10,151	1.9%
		Convertible Preferred Stock — Series A (6,143 shares)		6,057	—	0.0%
		Unrestricted Common Stock (6 shares)		—	—	0.0%

				39,219	31,638	5.9%

C&J Cladding LLC	Texas / Metal Services and	Senior Secured Note (14.00%, due 3/30/2012)(3), (4)	3,150	2,722	3,308	0.6%
	Minerals	Warrants (400 warrants, expiring 3/30/2014)		580	3,825	0.7%

				3,302	7,133	1.3%

Change Clean Energy Holdings, Inc. (“CCEHI”)(5)	Maine / Biomass Power	Common Stock (1,000 shares)		2,530	2,530	0.5%

				2,530	2,530	0.5%

Gas Solutions Holdings, Inc.(8)	Texas / Gas Gathering and	Senior Secured Note (18.00%, due 12/22/2018)(3)	25,000	25,000	25,000	4.7%
	Processing	Junior Secured Note (18.00%, due 12/23/2018)(3)	5,000	5,000	5,000	0.9%
		Common Stock (100 shares)(3)		5,003	55,187	10.4%

				35,003	85,187	16.0%

Integrated Contract Services, Inc.(9)	North Carolina /	Senior Demand Note (15.00%, due 6/30/2009)(10)	1,170	1,170	1,170	0.2%
	Contracting	Senior Secured Note (7.00% plus 7.00% PIK plus 6.00% default interest, in non-accrual status effective 10/09/2007, past due)	800	800	800	0.1%
		Junior Secured Note (7.00% plus 7.00% PIK plus 6.00% default interest, in non-accrual status effective 10/09/2007, past due)	14,003	14,003	3,030	0.6%
		Preferred Stock — Series A (10 shares)		—	—	0.0%
		Common Stock (49 shares)		679	—	0.0%

				16,652	5,000	0.9%

Iron Horse Coiled Tubing, Inc.	Alberta, Canada /	Bridge Loan (15.00% plus 3.00% PIK, due 12/31/2009)	9,826	9,826	9,602	1.8%
	Production Services	Senior Secured Note (15.00%, due 12/31/2009)	9,250	9,250	3,004	0.6%
		Common Stock (1,781 shares)		268	—	0.0%

				19,344	12,606	2.4%

NRG Manufacturing, Inc.	Texas / Manufacturing	Senior Secured Note (16.50%, due 8/31/2011)(3), (4)	13,080	13,080	13,080	2.5%
		Common Stock (800 shares)		2,317	19,294	3.6%

				15,397	32,374	6.1%

R-V Industries, Inc.	Pennsylvania /	Warrants (200,000 warrants, expiring 6/30/2017)		1,682	4,500	0.8%
	Manufacturing	Common Stock (545,107 shares)		5,086	12,267	2.3%

				6,768	16,767	3.1%

Yatesville Coal Holdings, Inc.(11)	Kentucky / Mining, Steel, Iron and Non-Precious Metals and Coal Production	Senior Secured Note (15.72%, in non-accrual status effective 1/01/2009, due 12/31/2010)(4)	10,000	10,000	10,000	1.9%
		Junior Secured Note (15.72%, in non-accrual status effective 1/01/2009, due 12/31/2010)(4)	38,463	38,463	3,097	0.6%
		Common Stock (1,000 shares)		427	—	0.0%

				48,890	13,097	2.5%

Total Control Investments				187,105	206,332	38.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2010 and June 30, 2009
(in thousands, except share data)

			June 30, 2009
						% of
			Principal		Fair	Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 3 INVESTMENTS:

Affiliate Investments (5.00% to 24.99% voting control)

Appalachian Energy Holdings LLC(21)	West Virginia / Construction Services	Senior Secured Debt — Tranche A (14.00% plus 3.00% PIK plus 3.00% default interest, in non-accrual status effective 11/01/2008, due 1/31/2011)	$1,997	$1,891	$2,052	0.4%
		Senior Secured Debt — Tranche B (14.00% plus 3.00% PIK plus 3.00% default interest, in non-accrual status effective 11/01/2008, past due)	2,050	1,955	356	0.1%
		Preferred Stock — Series A (200 units)		82	—	0.0%
		Preferred Stock — Series B (241 units)		241	—	0.0%
		Preferred Stock — Series C (500 units)		500	—	0.0%
		Warrants (6,065 warrants, expiring 2/13/2016)		176	—	0.0%
		Warrants (6,025 warrants, expiring 6/17/2018)		172	—	0.0%
		Warrants (25,000 warrants, expiring 11/30/2018)		—	—	0.0%

				5,017	2,408	0.5%

Biotronic NeuroNetwork(17)	Michigan / Healthcare	Senior Secured Note (11.50% plus 1.00% PIK, due 2/21/2013)(3), (4)	26,227	26,227	27,007	5.1%
		Preferred Stock (9,925 shares)(13)		2,300	2,839	0.5%

				28,527	29,846	5.6%

		Total Affiliate Investments		33,544	32,254	6.1%

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

American Gilsonite Company	Utah / Specialty Minerals	Senior Subordinated Note (12.00% plus 3.00% PIK, due 3/14/2013)(3)	14,783	14,783	15,073	2.8%
		Membership Interest Units in AGC/PEP, LLC (99.9999%)(16)		1,031	3,851	0.7%

				15,814	18,924	3.5%

Castro Cheese Company, Inc.	Texas / Food Products	Junior Secured Note (11.00% plus 2.00% PIK, due 2/28/2013)(3)	7,538	7,413	7,637	1.4%

				7,413	7,637	1.4%

Conquest Cherokee, LLC(6)	Tennessee / Oil & Gas Production	Senior Secured Note (13.00% plus 4.00% default interest, in non-accrual status effective 4/01/2009, past due)(4)	10,200	10,191	6,855	1.3%
		Overriding Royalty Interests(19)		—	565	0.1%

				10,191	7,420	1.4%

Deb Shops, Inc.(17)	Pennsylvania / Retail	Second Lien Debt (8.67%, due 10/23/2014)	15,000	14,623	6,272	1.2%

				14,623	6,272	1.2%

Diamondback Operating, LP	Oklahoma / Oil & Gas Production	Net Profits Interest (15.00% payable on Equity distributions)(7)		—	458	0.1%

				—	458	0.1%

Freedom Marine Services LLC	Louisiana / Shipping Vessels	Subordinated Secured Note (12.00% plus 4.00% PIK, due 12/31/2011)(3)	7,234	7,160	7,152	1.4%
		Net Profits Interest (22.50% payable on Equity distributions)(3), (7)		—	229	0.0%

				7,160	7,381	1.4%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2010 and June 30, 2009
(in thousands, except share data)

			June 30, 2009
						% of
			Principal		Fair	Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 3 INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

H&M Oil & Gas, LLC	Texas / Oil & Gas	Senior Secured Note (13.00%, due 6/30/2010)(3)	$49,688	$49,688	$49,697	9.3%
	Production	Net Profits Interest (8.00% payable on Equity distributions)(3), (7)		—	1,682	0.3%

				49,688	51,379	9.6%

IEC Systems LP (“IEC”) /Advanced Rig Services LLC (“ARS”)	Texas / Oilfield Fabrication	IEC Senior Secured Note (12.00% plus 3.00% PIK, due 11/20/2012)(3), (4)	21,411	21,411	21,839	4.1%
		ARS Senior Secured Note (12.00% plus 3.00% PIK, due 11/20/2012)(3), (4)	12,836	12,836	13,092	2.5%

				34,247	34,931	6.6%

Maverick Healthcare, LLC	Arizona / Healthcare	Second Lien Debt (12.00% plus 1.50% PIK, due 4/30/2014)(3)	12,691	12,691	12,816	2.4%
		Preferred Units (1,250,000 units)		1,252	1,300	0.2%
		Common Units (1,250,000 units)		—	—	0.0%

				13,943	14,116	2.6%

Miller Petroleum, Inc.	Tennessee / Oil & Gas Production	Warrants, Common Stock (1,935,523 warrants, expiring 5/04/2010 to 6/30/2014)(14)		150	241	0.1%

				150	241	0.1%

Peerless Manufacturing	Texas / Manufacturing	Subordinated Secured Note (11.50% plus 3.50% PIK, due 4/29/2013)(3)	20,000	20,000	20,400	3.8%

				20,000	20,400	3.8%

Qualitest Pharmaceuticals, Inc.(17)	Alabama / Pharmaceuticals	Second Lien Debt (8.10%, due 4/30/2015)(3), (4)	12,000	11,949	11,452	2.2%

				11,949	11,452	2.2%

Regional Management Corp.	South Carolina / Financial Services	Second Lien Debt (12.00% plus 2.00% PIK, due 6/29/2012)(3)	25,424	25,424	23,073	4.3%

				25,424	23,073	4.3%

Resco Products, Inc.	Pennsylvania / Manufacturing	Second Lien Debt (8.67%, due 6/22/2014)(3), (4)	9,750	9,594	9,750	1.8%

				9,594	9,750	1.8%

Shearer’s Foods, Inc.	Ohio / Food Products	Second Lien Debt (14.00%, due 10/31/2013)(3)	18,000	18,000	18,360	3.5%
		Membership Interest Units in Mistral Chip Holdings, LLC (2,000 units)(18)		2,000	3,419	0.6%

				20,000	21,779	4.1%

Stryker Energy, LLC	Ohio / Oil & Gas Production	Subordinated Secured Revolving Credit Facility (12.00%, due 12/01/2011)(3), (4)	29,500	29,154	29,554	5.5%
		Overriding Royalty Interests(19)		—	2,918	0.6%

				29,154	32,472	6.1%

TriZetto Group(17)	California / Healthcare	Subordinated Unsecured Note (12.00% plus 1.50% PIK, due 10/01/2016)(3)	15,205	15,065	16,331	3.1%

				15,065	16,331	3.1%

Unitek(17)	Pennsylvania / Technical Services	Second Lien Debt (13.08%, due 12/31/2013)(3), (4)	11,500	11,360	11,730	2.2%

				11,360	11,730	2.2%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2010 and June 30, 2009
(in thousands, except share data)

			June 30, 2009
						% of
			Principal		Fair	Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 3 INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Wind River Resources Corp. and Wind River II Corp.	Utah / Oil & Gas Production	Senior Secured Note (13.00% plus 3.00% default interest, in non-accrual status effective 12/01/2008, due 7/31/2010)(4)	$ 15,000	$15,000	$12,644	2.4%
		Net Profits Interest (5.00% payable on Equity distributions)(7)		—	192	0.0%

				15,000	12,836	2.4%

Total Non-Control/Non-Affiliate Investments				310,775	308,582	57.9%

Total Level 3 Portfolio Investments				531,424	547,168	102.7%

LEVEL 2 INVESTMENTS:

Money Market Funds

Fidelity Institutional Money Market Funds — Government Portfolio (Class I)				94,753	94,753	17.8%
Fidelity Institutional Money Market Funds — Government Portfolio (Class I)(3)				3,982	3,982	0.7%

Total Money Market Funds (Level 2 Investments)				98,735	98,735	18.5%

Total Investments				630,159	645,903	121.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2010 and June 30, 2009
(in thousands, except share data)
Endnote Explanations for the Consolidated Schedule of Investments as of March 31, 2010 and June 30, 2009

(1)
The securities in which Prospect Capital Corporation (“we”, “us” or “our”) has invested were acquired in transactions that were exempt from registration under the Securities Act of 1933, as amended, or the “Securities Act.” These securities may be resold only in transactions that are exempt from registration under the Securities Act.

(2)
Fair value is determined by or under the direction of our Board of Directors. As of March 31, 2010, two of our portfolio investments, Allied Defense Group, Inc. and Dover Saddlery, Inc., were publically traded and classified as Level 1 within the valuation hierarchy established by Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”). One of our portfolio investments, Lyondell, classified as Level 2 within the valuation hierarchy established by ASC 820. As of March 31, 2010 and June 30, 2009, the fair value of our remaining portfolio investments was determined using significant unobservable inputs. ASC 820 classifies such inputs used to measure fair value as Level 3 within the valuation hierarchy. Our investments in money market funds are classified as Level 2. See Note 3 and Note 4 within the accompanying consolidated financial statements for further discussion.

(3)
Security, or portion thereof, is held as collateral for the revolving credit facility (see Note 10). The market values of these investments at March 31, 2010 and June 30, 2009 were $437,159 and $434,069, respectively; they represent 60.7% and 67.2% of total investments at fair value, respectively.

(4)	Security, or portion thereof, has a floating interest rate. Stated interest rate was in effect at March 31, 2010 and June 30, 2009.

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

Biochips, WECO, CCEI, Precision and WEHI currently have no material operations and no significant assets. As of June 30, 2009, our Board of Directors assessed a fair value of $0 for all of these equity positions and the loan position. We determined that the impairment of both CCEI and CCEHI as of June 30, 2009 was other than temporary and recorded a realized loss for the amount that the amortized cost exceeds the fair value at June 30, 2009. Our Board of Directors set the value of the remaining CCEHI investment at $1,928 and $2,530 as of March 31, 2010 and June 30, 2009, respectively.

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

On October 21, 2009, Coalbed LLC foreclosed on the loan formerly made to Conquest. On January 19, 2010, as part of the Manx rollup, the Coalbed LLC assets and loan was assigned to Manx, the holding company (refer to footnote 12). As of March 31, 2010, our Board of Directors assessed a fair value of $2,547 for the loan position in Coalbed LLC.

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
March 31, 2010 and June 30, 2009
(in thousands, except share data)
Endnote Explanations for the Consolidated Schedule of Investments as of March 31, 2010 and June 30, 2009 (Continued)

(10)	Loan is with THS an affiliate of ICS.

(11)
On June 30, 2008, we consolidated our holdings in four coal companies into Yatesville Coal Holdings, Inc. (“Yatesville”), and consolidated the operations under one management team. As part of the transaction, the debt that we held of C&A Construction, Inc. (“C&A”), Genesis Coal Corp. (“Genesis”), North Fork Collieries LLC (“North Fork”) and Unity Virginia Holdings LLC (“Unity”) were exchanged for newly issued debt from Yatesville, and our ownership interests in C&A, E&L Construction, Inc. (“E&L”), Whymore Coal Company Inc. (“Whymore”) and North Fork were exchanged for 100% of the equity of Yatesville. This reorganization allows for a better utilization of the assets in the consolidated group.

At March 31, 2010 and at June 30, 2009, Yatesville owned 100% of the membership interest of North Fork. In addition, Yatesville held a $9,325 and $8,062, respectively, note receivable from North Fork as of those two respective dates.

At March 31, 2010 and at June 30, 2009, we owned 96% and 87%, respectively, of the common stock of Genesis and held a note receivable of $20,897 and $20,802, respectively, as of those two respective dates.

Yatesville held a note receivable of $4,261 from Unity at March 31, 2010 and at June 30, 2009.

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

Yatesville currently has no material operations. As of March 31, 2010, our Board of Directors determined that the impairment of Yatesville was other than temporary and we recorded a realized loss for the amount that the amortized cost exceeds the fair value. Our Board of Directors set the value of the remaining Yatesville investment at $1,035 as of March 31, 2010.

(12)
On January 19, 2010, we modified the terms of our senior secured debt in AEH and Coalbed in conjunction with the formation of Manx Energy, a new entity consisting in the assets of AEH, Coalbed and Kinley Exploration. The assets of the three companies were brought under new common management. We funded $2,800 at closing to Manx to provide for working capital. A portion of our loans to AEH and Coalbed was exchanged for Manx preferred equity, while our AEH equity interest was converted into Manx common stock. There was no change to fair value at the time of restructuring, and we continue to fully reserve any income accrued for Manx.

(13)	On a fully diluted basis represents, 11.677% of voting common shares.

(14)
Total common shares outstanding of 27,145,539 as of March 9, 2010 from Miller Petroleum, Inc.’s Quarterly Report on Form 10-Q filed on March 22, 2010 as applicable to our March 31, 2010 reporting date. Total common shares outstanding of 15,811,856 as of March 11, 2009 from Miller’s Quarterly Report on Form 10-Q filed on March 16, 2009.

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

(18)
At March 31, 2010, Mistral Chip Holdings, LLC owns 44,800 shares of Chip Holdings, Inc. and Mistral Chip Holdings 2, LLC owns 11,975 shares in Chip Holdings, Inc. Chip Holdings, Inc. is the parent company of Shearer’s Foods, Inc. and has 67,936 shares outstanding before adjusting for management options.

At June 30, 2009, Mistral Chip Holdings, LLC owns 44,800 shares out of 50,650 total shares outstanding of Chip Holdings, Inc., before adjusting for management options.

(19)	The overriding royalty interests held receive payments at the stated rates based upon operations of the borrower.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2010 and June 30, 2009
(in thousands, except share data)
Endnote Explanations for the Consolidated Schedule of Investments as of March 31, 2010 and June 30, 2009 (Continued)

(20)
On December 31, 2009, we sold our investment in Aylward Enterprises, LLC. AWCNC, LLC is the remaining holding company with zero assets and our remaining outstanding debt has no value of March 31, 2010.

(21)
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

(22)
We own warrants to purchase 33,750 shares of common stock in Metal Buildings Holding Corporation (“Metal Buildings”), the former holding company of Borga, Inc. Metal Buildings Holding Corporation owned 100% of Borga, Inc. On March 8, 2010, we foreclosed on the stock in Borga, Inc. that was held by Metal Buildings, obtaining 100% ownership of Borga, Inc.

(23)	We own 100% of C&J Cladding Holding Company, Inc., which owns 40% of the membership interests in C&J Cladding, LLC.

(24)
On January 1, 2010, we restructured our senior secured and bridge loans investment in Iron Horse Coiled Tubing, Inc. (“Iron Horse”) and we reorganized Iron Horse’s management structure. The senior secured loan and bridge loan were replaced with three new tranches of senior secured debt. From June 30, 2010 to March 31, 2010, our total ownership of Iron Horse decreased from 80.0% to 70.4%, respectively.

As of March 31, 2010 and June 30, 2009, our Board of Directors assessed a fair value in Iron Horse of $12,325 and $12,606, respectively.

(25)	We own 2,800,000 units in Class A Membership Interests and 372,094 units in Class A-1 Membership Interests.

(26)	Undrawn committed revolvers incur a 0.50% commitment fee.

(27)
Stated interest rates are based on March 31, 2010 one month LIBOR rates plus applicable spreads based on the respective credit agreements. Interest rates are subject to change based on actual elections by the borrower for a LIBOR rate contract or Base Rate contract when drawing on the revolver.

(28)
Position is split into two LIBOR contracts and one Base Rate loan with different interest rates. As of March 31, 2010, the 3-month $325 principal LIBOR contract yields 3.56%, the 6-month $1,000 LIBOR contract yields 3.69% and the $22 principal Base Rate contract yields 5.50%.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
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
The merger has been accounted for as an acquisition of Patriot by Prospect in accordance with acquisition method of accounting as detailed in Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). The fair value of the consideration paid was allocated to the assets acquired and liabilities assumed based on their fair values as of the date of acquisition. As described in more detail in ASC 805, goodwill, if any, would have been recognized as of the acquisition date, if the consideration transferred exceeded the fair value of identifiable net assets acquired. As of the acquisition date, the fair value of the identifiable net assets acquired exceeded the fair value of the consideration transferred, and we recognized the excess as a gain. A gain of $5,714 was recorded by Prospect in the quarter ended December 31, 2009 related to the acquisition of Patriot. The acquisition of Patriot was negotiated in July 2009 with the purchase agreement being signed on August 3, 2009. Between July 2009 and December 2, 2009, our valuation of certain of the investments acquired from Patriot increased due to market improvement, which resulted in the recognition of the gain at closing.

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

	Three months ended		Nine months ended
	March 31,		March 31,
	2010	2009	2010	2009
Total Investment Income	$32,005	$29,204	$90,022	$107,616
Net Investment Income	18,974	15,321	48,899	60,245
Net Increase (Decrease) in Net Assets Resulting from Operations	25,940	3,357	(2,465)	3,567
Net Increase (Decrease) in Net Assets Resulting from Operations per share	0.41	0.06	(0.40)	0.07

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
Credit Risk
Credit risk represents the risk that the Company would incur if the counterparties failed to perform pursuant to the terms of their agreements with the Company.
Liquidity Risk
Liquidity risk represents the possibility that the Company may not be able to rapidly adjust the size of its positions in times of high volatility and financial stress at a reasonable price.

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
In September 2006, the Financial Accounting Standards Board (“FASB”) issued ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. We adopted ASC 820 on a prospective basis beginning in the quarter ended September 30, 2008.
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
In April 2009, the FASB issued ASC Subtopic 820-10-65, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“ASC 820-10”). This update provides further clarification for ASC 820 in markets that are not active and provides additional guidance for determining when the volume of trading level of activity for an asset or liability has significantly decreased and for identifying circumstances that indicate a transaction is not orderly. ASC 820-10-65 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of ASC 820-10-65 for the three and nine months ended March 31, 2010, did not have any effect on our net asset value, financial position or results of operations as there was no change to the fair value measurement principles set forth in ASC 820.
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
We adopted FASB ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Adoption of ASC 740 was applied to all open tax years as of July 1, 2007. The adoption of ASC 740 did not have an effect on our net asset value, financial condition or results of operations as there was no liability for unrecognized tax benefits and no change to our beginning net asset value. As of March 31, 2010 and for the three and nine months then ended, we did not have a liability for any unrecognized tax benefits. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.
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
Guarantees and Indemnification Agreements
We follow FASB ASC 460, Guarantees (“ASC 460”). ASC 460 elaborates on the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, for those guarantees that are covered by ASC 460, the fair value of the obligation undertaken in issuing certain guarantees. ASC 460 did not have a material effect on the financial statements. Refer to Note 4, Note 8 and Note 12 for further discussion of guarantees and indemnification agreements.
Per Share Information
Net increase or decrease in net assets resulting from operations per common share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted net increase or decrease in net assets resulting from operations per share are not presented as there are no potentially dilutive securities outstanding.
Recent Accounting Pronouncements
In May 2009, the FASB issued ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. We evaluated all events or transactions that occurred after March 31, 2010 up through the date we issued the accompanying financial statements. During this period, we did not have any material recognizable subsequent events other than those disclosed in our financial statements.

In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles (“ASC 105”), which establishes the FASB Codification which supersedes all existing accounting standard documents and will become the single source of authoritative non-governmental U.S. GAAP. All other accounting literature not included in the Codification will be considered non-authoritative. The Codification did not change GAAP but reorganizes the literature. ASC 105 is effective for interim and annual periods ending after September 15, 2009. We have conformed our financial statements and related Notes to the new Codification.
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
In June 2009, the FASB issued ASC 810, Consolidation (“ASC 810”). ASC 810 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in ASC 860, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. ASC 810 is effective as of the beginning of our first annual reporting period that begins after November 15, 2009. Our management does not believe that the adoption of the amended guidance in ASC 860 will have a significant effect on our financial statements.
In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, Measuring Liabilities at Fair Value, to amend FASB Accounting Standards Codification ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), to clarify how entities should estimate the fair value of liabilities. ASC 820, as amended, includes clarifying guidance for circumstances in which a quoted price in an active market is not available, the effect of the existence of liability transfer restrictions, and the effect of quoted prices for the identical liability, including when the identical liability is traded as an asset. We adopted ASU 2009-05 effective October 1, 2009. The amended guidance in ASC 820 does not have a significant effect on our financial statements for the quarter ended March 31, 2010.
In September 2009, the FASB issued ASU 2009-12, Measuring Fair Value of Certain Investments (“ASU 2009-12”). This update provides further amendments to ASC 820 to offer investors a practical expedient for measuring the fair value of investments in certain entities that calculate net asset value per share. Specifically, measurement using net asset value per share is reasonable for investments within the scope of ASU 2009-12. We adopted ASU 2009-12 effective October 1, 2009. The amended guidance in ASC 820 does not have a significant effect on our financial statements for the quarter ended March 31, 2010.
In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASC 2010-06”). ASU 2010-06 amends ASC 820-10 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective December 15, 2009, except for the disclosure about purchase, sales, issuances and settlements in the roll forward of activity in level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Our management does not believe that the adoption of the amended guidance in ASC 820-10 will have a significant effect on our financial statements.
In February 2010, the FASB issued Accounting Standards Update 2010-09, Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”), which amends ASC Subtopic 855-10. ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of this standard had no effect on our results of operation or our financial position.
In February 2010, the FASB issued Accounting Standards Update 2010-10, Consolidation (Topic 810) - Amendments for Certain Investments Funds (“ASU 2010-10”), which defers the application of the consolidation guidance in ASC 810 for certain investments funds. The disclosure requirements continue to apply to all entities. ASU 2010-10 is effective as of the beginning of the first annual period that begins after November 15, 2009 and for interim periods within that first annual period. Our management does not believe that the adoption of the amended guidance in ASU 2010-10 will have a significant effect on our financial statements.

Note 4. Portfolio Investments
At March 31, 2010, we had invested in 55 long-term portfolio investments, which had an amortized cost of $675,534 and a fair value of $697,001. At June 30, 2009, we had invested in 30 long-term portfolio investments, which had an amortized cost of $531,424 and a fair value of $547,168.
As of March 31, 2010, we own controlling interests in Ajax Rolled Ring & Machine (“Ajax”), AWCNC, LLC, Borga, Inc., C&J Cladding, LLC (“C&J”), Change Clean Energy Holdings, Inc. (“CCEHI”), Fischbein, LLC (“Fischbein”), Freedom Marine Services LLC (“Freedom Marine”), Gas Solutions Holdings, Inc. (“GSHI”), Integrated Contract Services, Inc. (“ICS”), Iron Horse Coiled Tubing, Inc. (“Iron Horse”), Manx Energy, Inc. (“Manx”), NRG Manufacturing, Inc. (“NRG”), Nupla Corporation (“Nupla”), R-V Industries, Inc. (“R-V”), Sidump’r Trailer Company, Inc. (“Sidump’r”) and Yatesville Coal Holdings, Inc. (“Yatesville”). We also own an affiliated interest in Biotronic NeuroNetwork (“Biotronic”), Boxercraft Incorporated (“Boxercraft”), KTPS Holdings, LLC (“KTPS”), Miller Petroleum, Inc. (“Miller”), Smart, LLC (“Smart”) and Sport Helmets Holdings, LLC (“Sport Helmets”).
The fair value hierarchy of our portfolio investments as of March 31, 2010 was as follows:

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Investments at fair value
Control investments	$—	$—	$194,647	$194,647
Affiliate investments	—	—	73,516	73,516
Non-control/non-affiliate investments	191	1,539	427,108	428,838

	191	1,539	695,271	697,001
Investments in money market funds	—	23,011	—	23,011

Total assets reported at fair value	$191	$24,550	$695,271	$720,012

The aggregate values of Level 3 portfolio investments changed during the nine months ended March 31, 2010 as follows:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
			Non-Control/
	Control	Affiliate	Non-Affiliate
	Investments	Investments	Investments	Total
Fair value as of June 30, 2009	$206,332	$32,254	$308,582	$547,168
Total realized losses	(51,228)	—	—	(51,228)
Change in unrealized appreciation (depreciation)	(5,888)	11,609	1,642	7,363 (1)

Net realized and unrealized (loss) gain	(57,116)	11,609	1,642	(43,865)

Assets acquired in the Patriot acquisition	10,534	36,400	160,073	207,007
Purchases of portfolio investments	12,940	750	48,904	62,594
Payment-in-kind interest	1,747	449	2,103	4,299
Accretion of original issue discount	3,580	867	11,414	15,861
Dispositions of portfolio investments	(8,843)	(3,935)	(85,015)	(97,793)
Transfers within Level 3	25,473	(4,878)	(20,595)	—
Transfers in (out) of Level 3	—	—	—	—

Fair value as of March 31, 2010	$194,647	$73,516	$427,108	$695,271

(1)	Relates to assets held at March 31, 2010
At March 31, 2010, eight loan investments were on non-accrual status: Deb Shops, Inc., ICS, Iron Horse, Nupla, Manx, Sidump’r, Wind River Resources Corp. and Wind River II Corp. (“Wind River”), and Yatesville. At June 30, 2009, five loan investments were on non-accrual status: Appalachian Energy Holdings, LLC (“AEH”), Coalbed LLC./Coalbed Inc. (“Coalbed”), ICS, Wind River and Yatesville. The loan principal of these loans amounted to $143,910 and $92,513 as of March 31, 2010 and June 30, 2009, respectively. The fair values of these investments represent approximately 5.6% and 7.3% of our net assets as of March 31, 2010 and June 30, 2009, respectively. For the three months ended March 31, 2010 and March 31, 2009, the income forgone as a result of not accruing interest on non-accrual debt investments amounted to $4,027 and $3,940, respectively. For the nine months ended March 31, 2010 and March 31, 2009, the income forgone as a result of not accruing interest on non-accrual debt investments amounted to $16,604 and $11,270, respectively.

During the quarter ended December 31, 2009, we discontinued operations at Yatesville. At December 31, 2009, consistent with the decision to discontinue operations, we determined that the impairment of Yatesville was other-than-temporary and recorded a realized loss of $51,228 for the amount that the amortized cost exceeded the fair market value. As of March 31, 2010 and June 30, 2009, Yatesville is valued at $1,035 and $13,097, respectively.
GSHI has indemnified us against any legal action arising from its investment in Gas Solutions, LP. We have incurred approximately $2,093 from the inception of the investment in GSHI through March 31, 2010 for fees associated with a legal action, and GSHI has reimbursed us for the entire amount. Of the $2,093 reimbursement, $67 and $249 was reflected as dividend income: control investments in the Consolidated Statements of Operations for the three and nine months ended March 31, 2009, respectively. There were no such legal fees incurred or reimbursed for the three and nine months ended March 31, 2010. Additionally, certain other expenses incurred by us which are attributable to GSHI have been reimbursed by GSHI and are reflected as dividend income: control investments in the Consolidated Statements of Operations. For the three months ended March 31, 2010 and March 31, 2009, such reimbursements totaled as $527 and $1,878, respectively. For the nine months ended March 31, 2010 and March 31, 2009, such reimbursements totaled as $2,558 and $5,386, respectively.
The original cost basis of debt placements and equity securities acquired (including purchases of portfolio investments, follow-on investments and payment-in-kind interest) totaled to approximately $59,311 and $6,356 during the three months ended March 31, 2010 and March 31, 2009, respectively. These placements and acquisitions totaled to approximately $275,815 and $90,376 during the nine months ended March 31, 2010 and March 31, 2009, respectively. The $275,815 for the nine months ended March 31, 2010 includes $207,126 of portfolio investments acquired from Patriot. Debt repayments and sales of equity securities with a cost basis of approximately $26,603 and $10,782 were received during the three months ended March 31, 2010 and March 31, 2009, respectively. These repayments and sales amounted to $96,338 and $22,198 during the nine months ended March 31, 2010 and March 31, 2009, respectively.
During the three months ended March 31, 2010, we restructured our loans to Aircraft Fasteners International, LLC, Prince Mineral Company, Inc. and R-O-M Corporation. The revised terms were more favorable than the original terms and increased the present value of the future cash flows. In accordance with ASC 320-20-35 the cost basis of the new loans were recorded at par value, which included $6,735 of accelerated original purchase discount recognized as interest income.
Note 5. Other Investment Income
Other investment income consists of the gain on our acquisition of Patriot, structuring and amendment fees, overriding royalty interests, settlement of net profit interests, deal deposits, administrative agent fee, and other miscellaneous and sundry cash receipts. Income from such sources for the three and nine months ended March 31, 2010 and March 31, 2009 were as follows:

	For The Three Months Ended		For The Nine Months Ended
	March 31,		March 31,
Income Source	2010	2009	2010	2009

Gain on Patriot acquisition	$—	$—	$5,714	$—
Structuring and amendment fees	1,688	—	2,091	774
Overriding royalty interests	49	141	137	472
Settlement of net profits interests	—	—	10	12,576
Miscellaneous	20	18	443	164

Other Investment Income	$1,757	$159	$8,395	$13,986

Note 6. Equity Offerings and Related Expenses
We issued 12,243,297 shares of our common stock in public and private offerings, and through our newly implemented at-the-market program, during the nine months ended March 31, 2010. We issued 1,500,000 shares of our common stock in a public offering during the nine months ended March 31, 2009. The proceeds raised, the related underwriting fees, the offering expenses and the prices at which these shares were issued are as follows:

			Gross
	Number of	Offering	Proceeds	Underwriting	Offering
Issuances of Common Stock	Shares Issued	Price	Raised	Fees	Expenses

During the nine months ended March 31, 2010

March 23,2010 – March 31, 2010(1)	811,500	$12.600	$10,230	$205	$449

July 7, 2009	5,175,000	$9.000	$46,575	$2,329	$200

August 20, 2009 (2)	3,449,686	$8.500	$29,322	$—	$117

September 24, 2009 (2)	2,807,111	$9.000	$25,264	$—	$840

During the nine months ended March 31, 2009

March 19, 2009	1,500,000	$8.200	$12,300	$—	$513

(1)
On March 17, 2010, we established an at-the-market program through which we may sell, from time to time and at our sole discretion, 8,000,000 shares of our common stock. Through this program we issued 811,500 shares of our common stock at an average price of $12.60 per share, raising $10,230 of gross proceeds, from March 23, 2010 through March 31, 2010.

(2)
Concurrent with the sale of these shares, we entered into a registration rights agreement in which we granted the purchasers certain registration rights with respect to the shares. We have filed with the SEC a post-effective amendment to the registration statement on Form N-2 which has been declared effective by the SEC.

Our shareholders’ equity accounts at March 31, 2010 and June 30, 2009 reflect cumulative shares issued as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, private offerings, the exercise of over-allotment options on the part of the underwriters, our dividend reinvestment plan and business combinations. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
On December 2, 2009, we issued 8,444,068 shares of common stock to acquire Patriot. This transaction is described in further detail in Note 2.
On July 20, 2009, October 19, 2009 and January 25, 2010, we issued shares of our common stock in connection with the dividend reinvestment plan of 297,274 shares, 233,523 shares and 236,985 shares, respectively.
On March 4, 2010, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $489,770 of additional equity securities as of March 31, 2010.
On October 9, 2008, our Board of Directors approved a share repurchase plan under which we may repurchase up to $20,000 of our common stock at prices below our net asset value as reported in our financial statements published for the year ended June 30, 2008. We have not made any purchases of our common stock during the period from October 9, 2008 to March 31, 2010 pursuant to this plan.

Note 7. Net Increase in Net Assets per Common Share
The following information sets forth the computation of net increase in net assets resulting from operations per common share for the three and nine months ended March 31, 2010 and March 31, 2009, respectively.

	For The Three Months Ended		For The Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Net increase in net assets resulting from operations	$25,940	$15,331	$2,709	$35,853
Weighted average common shares outstanding	63,569,663	29,971,508	56,948,036	29,708,458

Net increase in net assets resulting from operations per common share	$0.41	$0.51	$0.05	$1.21

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
The total base management fees incurred to the favor of the Investment Adviser for the three months ended March 31, 2010 and March 31, 2009 were $3,576, and $2,977, respectively. The fees incurred for the nine months ended March 31, 2010 and March 31, 2009 were $9,962, and $8,740, respectively.
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
The second part of the incentive fee, the capital gains incentive fee, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.00% of our realized capital gains for the calendar year, if any, computed net of all realized capital losses and unrealized capital depreciation at the end of such year. In determining the capital gains incentive fee payable to the Investment Adviser, we calculate the aggregate realized capital gains, aggregate realized capital losses and aggregate unrealized capital depreciation, as applicable, with respect to each investment that has been in its portfolio. For the purpose of this calculation, an “investment” is defined as the total of all rights and claims which maybe asserted against a portfolio company arising from our participation in the debt, equity, and other financial instruments issued by that company. Aggregate realized capital gains, if any, equal the sum of the differences between the aggregate net sales price of each investment and the aggregate cost basis of such investment when sold or otherwise disposed. Aggregate realized capital losses equal the sum of the amounts by which the aggregate net sales price of each investment is less than the aggregate cost basis of such investment when sold or otherwise disposed. Aggregate unrealized capital depreciation equals the sum of the differences, if negative, between the aggregate valuation of each investment and the aggregate cost basis of such investment as of the applicable calendar year-end. At the end of the applicable calendar year, the amount of capital gains that serves as the basis for our calculation of the capital gains incentive fee involves netting aggregate realized capital gains against aggregate realized capital losses on a since-inception basis and then reducing this amount by the aggregate unrealized capital depreciation. If this number is positive, then the capital gains incentive fee payable is equal to 20.00% of such amount, less the aggregate amount of any capital gains incentive fees paid since inception.
For the three months ended March 31, 2010 and March 31, 2009, income incentive fees of $4,744 and $2,930, respectively, were incurred. For the nine months ended March 31, 2010 and March 31, 2009, income incentive fees of $12,054 and $11,795, respectively, were incurred. No capital gains incentive fees were incurred for the three or nine months ended March 31, 2010 and March 31, 2009.
Administration Agreement
We have also entered into an Administration Agreement with Prospect Administration, LLC (“Prospect Administration”) under which Prospect Administration, among other things, provides (or arranges for the provision of) administrative services and facilities for us. For providing these services, we reimburse Prospect Administration for our allocable portion of overhead incurred by Prospect Administration in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of our chief compliance officer and chief financial officer and their respective staffs. For the three months ended March 31, 2010 and 2009, the reimbursement was approximately $840 and $588, respectively. For the nine months ended March 31, 2010 and 2009, the reimbursement was approximately $2,520 and $1,764, respectively. Under this agreement, Prospect Administration furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Prospect Administration also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Prospect Administration assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, Prospect Administration also provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Prospect Administration is a wholly owned subsidiary of our Investment Adviser.

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
Prior to July 1, 2009, Prospect Administration, pursuant to the approval of our Board of Directors, engaged Vastardis Fund Services LLC (“Vastardis”) to serve as our sub-administrator to perform certain services required of Prospect Administration. Under the sub-administration agreement, Vastardis provided us with office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities. Vastardis also conducted relations with custodians, depositories, transfer agents, dividend disbursing agents, other stockholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable. Vastardis provided reports to the Administrator and the Directors of its performance of obligations and furnished advice and recommendations with respect to such other aspects of our business and affairs as it shall determine to be desirable. Under the sub-administration agreement, Vastardis also provided the service of William E. Vastardis as our Chief Financial Officer (“CFO”). We compensated Vastardis for providing us these services by the payment of an asset-based fee with a $400 annual minimum, payable monthly. Our service agreement was amended on September 28, 2008 so that Mr. Vastardis no longer served as our CFO effective as of November 11, 2008. At that time, Brian H. Oswald, a managing director at Prospect Administration, assumed the role of CFO.
We terminated our agreement with Vastardis to provide sub-administration services effective June 30, 2009. We entered into a new consulting services agreement for the period from July 1, 2009 until the filing of our Form 10-K for the year ended June 30, 2009. We paid Vastardis a total of $30 for services rendered in conjunction with preparation of Form 10-K under the new agreement. This amount was accrued during the quarter ended June 30, 2009. All services previously provided by Vastardis were assumed by Prospect Administration beginning on July 1, 2009 for the fiscal year ending June 30, 2010 and thereafter.
Managerial Assistance
As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We billed $216 and $215 of managerial assistance fees for the three months ended March 31, 2010 and June 30, 2009, respectively, of which $188 and $60 remains on the consolidated statement of assets and liabilities as of March 31, 2010, and June 30, 2009, respectively. We billed $676 and $431 of managerial assistance fees for the nine months ended March 31, 2010 and June 30, 2009, respectively. These fees are paid to the Administrator when received. We simultaneously accrue a payable to the Administrator for the same amounts, which remain on the consolidated statements of assets and liabilities.

Note 9. Financial Highlights

	For The Three Months Ended		For The Nine Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Per Share Data(1):
Net asset value at beginning of period	$10.06	$14.43	$12.40	$14.55
Net investment income	0.30	0.39	0.85	1.59
Net realized (loss) gain	—	—	(0.90)	0.06
Net unrealized appreciation (depreciation)	0.11	0.12	0.10	(0.44)
Net increase (decrease) in net assets as a result of public offerings and DRIP issuance	0.03	(0.34)	(0.85)	(0.36)
Net increase in net assets as a result of shares issued for Patriot acquisition	—	—	0.14	—
Dividends declared	(0.41)	(0.41)	(1.65)	(1.21)

Net asset value at end of period	$10.09	$14.19	$10.09	$14.19

Per share market value at end of period	$12.15	$8.52	$12.15	$8.52
Total return based on market value(2)	6.35%	(25.44%)	46.62%	(27.80%)
Total return based on net asset value(2)	3.68%	3.01%	(9.66%)	8.93%
Shares outstanding at end of period	64,398,231	31,286,128	64,398,231	31,286,128
Average weighted shares outstanding for period	63,659,663	29,971,508	56,948,036	29,708,458

Ratio / Supplemental Data:
Net assets at end of period (in thousands)	$649,486	$444,024	$649,486	$444,024
Annualized ratio of operating expenses to average net assets	8.14%	8.32%	7.56%	9.62%
Annualized ratio of net operating income to average net assets	11.75%	10.64%	10.54%	14.59%

Note 9. Financial Highlights (continued)

	Year	Year	Year	Year	Year
	Ended	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,	June 30,
	2009	2008	2007	2006	2005
Per Share Data(1):
Net asset value at beginning of period	$14.55	$15.04	$15.31	$14.59	$(0.01)
Costs related to the initial public offering	—	—	—	0.01	(0.21)
Costs related to the secondary public offering	—	(0.07)	(0.06)	—	—
Net investment income	1.87	1.91	1.47	1.21	0.34
Realized (loss) gain	(1.24)	(0.69)	0.12	0.04	—
Net unrealized appreciation (depreciation)	0.48	(0.05)	(0.52)	0.58	0.90
Net (decrease) increase in net assets as a result of public offering	(2.11)	—	0.26	—	13.95
Dividends declared and paid	(1.15)	(1.59)	(1.54)	(1.12)	(0.38)

Net asset value at end of period	$12.40	$14.55	$15.04	$15.31	$14.59

Per share market value at end of period	$9.20	$13.18	$17.47	$16.99	$12.60
Total return based on market value(2)	(22.04%)	(15.90%)	12.65%	44.90%	(13.46%)
Total return based on net asset value(2)	(4.81%)	7.84%	7.62%	12.76%	7.40%
Shares outstanding at end of period	42,943,084	29,520,379	19,949,065	7,069,873	7,055,100
Average weighted shares outstanding for period	31,559,905	23,626,642	15,724,095	7,056,846	7,055,100

Ratio / Supplemental Data:
Net assets at end of period	$532,596	$429,623	$300,048	$108,270	$102,967
Annualized ratio of operating expenses to average net assets	9.03%	9.62%	7.36%	8.19%	5.52%
Annualized ratio of net investment income to average net assets	13.14%	12.66%	9.71%	7.90%	8.50%

(1)	Financial highlights are based on weighted average shares.

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

Note 10. Revolving Credit Agreements
On June 6, 2007, we, through a consolidated wholly-owned, bankruptcy remote, special purpose subsidiary of ours, closed on a $200,000 three-year revolving credit facility (as amended on December 31, 2007) with Rabobank Nederland (“Rabobank”) as administrative agent and sole lead arranger (the “Rabobank Facility”). Until November 14, 2008, interest on the Rabobank Facility was charged at LIBOR plus 175 basis points; thereafter, under the terms of a commitment letter with Rabobank to arrange and structure a new rated credit facility, we agreed to an immediate increase in the current borrowing rate on the Rabobank Facility to LIBOR plus 250 basis points. Additionally, Rabobank charged a fee on the unused portion of the facility. This fee is assessed at the rate of 37.5 basis points per annum of the amount of that unused portion.
On June 25, 2009, we completed a first closing on an expanded $250,000 revolving credit facility (the “Syndicated Facility”). The new Syndicated Facility, which had $210,000 and $175,000 total commitments as of March 31, 2010 and June 30, 2009, respectively, includes an accordion feature which allows the Syndicated Facility to accept up to an aggregate total of $250,000 of commitments. The revolving period extends through June 24, 2010. If not renewed or extended by the participant banks, a one year amortization period would commence whereby we may not borrow additional funds. Thereafter for ten years, all principal, interest and fee payments received in conjunction with collateral pledged to the Syndicated Facility, less a monthly servicing fee payable to us, are required to be used to repay outstanding borrowings under the Syndicated Facility. Any remaining outstanding borrowings would be due and payable on the commitment termination date, which is currently June 24, 2011. On April 30, 2010, we entered into an engagement with Rabobank and Key Equipment Finance, Inc. to syndicate and Rabobank to structure a new syndicated credit facility.

The Syndicated Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The Syndicated Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Syndicated Facility. The Syndicated Facility also requires the maintenance of a minimum liquidity requirement. At March 31, 2010 and June 30, 2009, we were in compliance with the applicable covenants.
Interest on borrowings under the credit facility is one-month LIBOR plus 400 basis points, subject to a minimum Libor floor of 200 basis points. Additionally, the banks charge a fee on the unused portion of the credit facility equal to 100 basis points. As of March 31, 2010 and June 30, 2009, we had $54,200 and $124,800 outstanding under our credit facility, respectively. As of March 31, 2010 and June 30, 2009, $62,457 and $946 was available to us for additional borrowing under our credit facility, respectively. As we make additional investments which are eligible to be pledged under the credit facility, we will generate additional availability to the extent such investments are eligible to be placed into the borrowing base. At March 31, 2010 and June 30, 2009, the investments used as collateral for the Syndicated Facility had an aggregate market value of $437,159 and $434,069, which represents 67.3% and 81.5% of net assets, respectively.
In connection with the origination and amendment of the Syndicated Facility, we incurred approximately $9,847 of fees which are being amortized over the term of the facility.
Note 11. Merger Proposal to Allied Capital Corporation
In January 2010, we delivered a proposal letter to Allied Capital Corporation (“Allied”) noting our opposition to Allied’s proposed merger with Ares Capital Corporation (“Ares”) and containing an offer to acquire each outstanding Allied share in exchange for 0.385 of a share of our common stock. Allied expressed that our offer did not constitute a “Superior Proposal” as defined in their Merger Agreement with Ares and declined our January 2010 offer. In February 2010, we increased our offer to 0.4416 of a share of our common stock. This final offer was also declined by Allied. On March 5, 2010, following Allied’s announcement of a special dividend to shareholders, we terminated our solicitation in opposition of the proposed merger with Ares. We incurred $925 of administrative and legal expense for advice relating to this potential acquisition for the quarter ended March 31, 2010.
Note 12. Commitments and Off-Balance Sheet Risks
From time to time, we provide guarantees for portfolio companies for payments to counterparties, usually as an alternative to investing additional capital. We provide indemnifications to Prospect Administration in accordance with our respective agreements with that service provider. These indemnifications are described in further detail in Note 8. As of March 31, 2010, no other material contingency agreements exist.
As of March 31, 2010, we have $13,757 of undrawn revolver commitments to our portfolio companies.

Note 13. Litigation
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
In May 2006, based in part on unfavorable due diligence and the absence of investment committee approval, we declined to extend a loan for $10,000 to a potential borrower (“plaintiff”). Plaintiff was subsequently sued by its own attorney in a local Texas court for plaintiff’s failure to pay fees owed to its attorney. In December 2006, plaintiff filed a cross-action against us and certain affiliates (the “defendants”) in the same local Texas court, alleging, among other things, tortuous interference with contract and fraud. We petitioned the United States District Court for the Southern District of New York (the “District Court”) to compel arbitration and to enjoin the Texas action. In February 2007, our motions were granted. Plaintiff appealed that decision. On July 24, 2008, the Second Circuit Court of Appeals affirmed the judgment of the District Court. The arbitration commenced in July 2007 and concluded in late November 2007. Post-hearing briefings were completed in February 2008. On April 14, 2008, the arbitrator rendered an award in our favor, rejecting all of plaintiff’s claims. On April 18, 2008, we filed a petition before the District Court to confirm the award. On October 8, 2008, the District Court granted the Company’s petition to confirm the award, confirmed the awards and subsequently entered judgment thereon in favor of the Company in the amount of $2,288. After filing a defective notice of appeal to the United States Court of Appeals for the Second Circuit on November 5, 2008, plaintiff’s counsel resubmitted a new notice of appeal on January 9, 2009. The plaintiff subsequently requested that the Company agree to stipulate to the withdrawal of plaintiff’s appeal to the Second Circuit. Such a stipulation was filed with the Second Circuit on or about April 14, 2009. Based on this stipulation, the Second Circuit issued a mandate terminating the appeal, which was transmitted to the District Court on April 23, 2009. Post-judgment discovery against plaintiff is continuing and we have filed a motion for sanctions against plaintiff’s counsel. Argument for the motion for sanctions was held on November 19, 2009 and a decision from the court is pending. On March 19, 2010, Judge Leonard Sands granted our motion for sanctions against plaintiff’s counsel.

Note 14. Selected Quarterly Financial Data (Unaudited)

					Net Realized and		Net Increase (Decrease)
					Unrealized		in Net Assets from
	Investment Income		Net Investment Income		Gains (Losses)		Operations
Quarter Ended	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)
September 30, 2006	$6,432	$0.65	$3,274	$0.33	$690	$0.07	$3,964	$0.40
December 31, 2006	8,171	0.60	4,493	0.33	(1,553)	(0.11)	2,940	0.22
March 31, 2007	12,069	0.61	7,015	0.36	(2,039)	(0.10)	4,976	0.26
June 30, 2007	14,009	0.70	8,349	0.42	(3,501)	(0.18)	4,848	0.24

September 30, 2007	15,391	0.77	7,865	0.39	685	0.04	8,550	0.43
December 31, 2007	18,563	0.80	10,660	0.46	(14,346)	(0.62)	(3,686)	(0.16)
March 31, 2008	22,000	0.92	12,919	0.54	(14,178)	(0.59)	(1,259)	(0.05)
June 30, 2008	23,448	0.85	13,669	0.50	10,317	0.38	23,986	0.88

September 30, 2008(2)	35,799	1.21	23,502	0.80	(9,504)	(0.33)	13,998	0.47
December 31, 2008	22,213	0.75	11,960	0.40	(5,436)	(0.18)	6,524	0.22
March 31, 2009	20,669	0.69	11,720	0.39	3,611	0.12	15,331	0.51
June 30, 2009	21,800	0.59	11,981	0.32	(12,730)	(0.34)	(749)	(0.02)

September 30, 2009	21,517	0.43	12,318	0.25	(18,696)	(0.38)	(6,378)	(0.13)
December 31, 2009	28,883	0.50	16,925	0.29	(33,778)	(0.59)	(16,853)	(0.29)
March 31, 2010	32,005	0.50	18,974	0.30	6,966	0.11	25,940	0.41

(1)	Per share amounts are calculated using weighted average shares during period.

(2)	Additional income for this quarter was driven by other investment income from the settlement of net profits interests on IEC Systems LP and Advanced Rig Services LLC.
Note 15. Subsequent Events
On April 23, 2010, we issued 248,731 shares of our common stock in connection with the dividend reinvestment plan.
On April 7, 2010, we purchased $12,296 of second lien notes in Seaton Corporation, a human resources services company. The second lien notes bear interest in cash at the greater of 12.5% or Libor plus 9.0% and have a final maturity on March 14, 2011.
During the period from April 1, 2010 to May 10, 2010 we issued 2,634,700 shares of our common stock at an average price of $11.93 per share, and raised $31,432 of gross proceeds, under our at-the-market program.

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
We seek to be a long-term investor with our portfolio companies. From our July 27, 2004 inception to the fiscal year ended June 30, 2007, we invested primarily in industries related to the industrial/energy economy. Since then, we have widened our strategy to focus in other sectors of the economy and continue to diversify our portfolio holdings.

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

During the period from the acquisition of Patriot on December 2, 2009 to March 31, 2010, and for the quarter ended March 31, 2010, we recognized $14,454 and $9,133, respectively, of interest income due to purchase discount accretion from the assets acquired from Patriot. Included in these amounts is $11,462 and $7,213 for the quarters ended December 31, 2009 and March 31, 2010, respectively, resulting from the acceleration of purchase discounts from the early repayments of three loans, three revolving lines of credit, sale of one investment position and restructuring of three loans.

Merger Discussions with Allied Capital Corporation
In January 2010, we delivered a proposal letter to Allied Capital Corporation (“Allied”) noting our opposition to Allied’s proposed merger with Ares Capital Corporation (“Ares”) and containing an offer to acquire each outstanding Allied share in exchange for 0.385 of a share of our common stock. Allied expressed that our offer did not constitute a “Superior Proposal” as defined in their Merger Agreement with Ares and declined our January 2010 offer. In February 2010, we increased our offer to 0.4416 of a share of our common stock. This final offer was also declined by Allied. On March 5, 2010, following Allied’s announcement of a special dividend to shareholders, we terminated our solicitation in opposition of the proposed merger with Ares. We incurred $925 of administrative and legal expense for advice relating to this potential acquisition for the quarter ended March 31, 2010.
Market Conditions
While the economy continues to show signs of recovery from the deteriorating credit markets of 2008 and 2009, there is still a level of uncertainty and volatility in the capital markets. The growth and improvement in the capital markets that began during the second half of 2009 carried over into the first quarter of 2010. While encouraged by the signs of improvement, we operate in a challenging environment that is still recovering from a recession and financial services industry negatively affected by the deterioration of credit quality in subprime residential mortgages that spread rapidly to other credit markets. Market liquidity and credit quality conditions continue to remain weaker today than three years ago.
We believe that Prospect is well positioned to navigate through these adverse market conditions. As a business development company, we are limited to a maximum 1 to 1 debt to equity ratio, and as of March 31, 2010, we had $116,657 available under our credit facility, of which $54,200 was outstanding. Further, as we make additional investments that are eligible to be pledged under the credit facility, we will generate additional credit facility availability. The revolving period for our credit facility continues until June 25, 2010, with an amortization running to June 25, 2011, with interest distributions to us allowed. We expect to enter into a new extended three-year revolving facility prior to June 25, 2010. While we are optimistic and have made substantial progress, we cannot guarantee the completion of such extension.
We also continue to generate liquidity through public and private stock offerings. On July 7, 2009, we completed a public stock offering for 5,175,000 shares of our common stock at $9.00 per share, raising $46,575 of gross proceeds. On August 20, 2009 and September 24, 2009, we issued 3,449,686 shares and 2,807,111 shares, respectively, of our common stock at $8.50 and $9.00 per share, respectively, in private stock offerings, raising $29,322, and $25,264 of gross proceeds, respectively. Concurrent with the sale of these shares, we entered into a registration rights agreement in which we granted the purchasers certain registration rights with respect to the shares. Under the terms and conditions of the registration rights agreement, we filed with the SEC a post-effective amendment to the registration statement on Form N-2 on November 6, 2009. Such amendment was declared effective by the SEC on November 9, 2009.
On March 4, 2010, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $489,770 of additional equity securities as of March 31, 2010.
On March 17, 2010, we established an at-the-market program through which we may sell, from time to time and at our discretion, 8,000,000 shares of our common stock. An at-the-market offering is a registered offering by a publicly traded issuer of its listed equity securities selling shares directly into the market at market prices. We have engaged two broker-dealers to act as potential agents and sell our common stock directly into the market over a period of time. We currently pay a 2% commission to the broker-dealer on shares sold. Through this program we issued 811,500 shares of our common stock at an average price of $12.60 per share, raising $10,230 of gross proceeds, from March 23, 2010 through March 31, 2010. During the period from April 1, 2010 to May 10, 2010 we issued 2,634,700 shares of our common stock at an average price of $11.93 per share, and raised $31,432 of gross proceeds, under our at-the-market program.
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
Basis of Consolidation
Under the 1940 Act rules, the regulations pursuant to Article 6 of Regulation S-X, and the American Institute of Certified Public Accountants’ Audit and Accounting Guide for Investment Companies, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to us. Our March 31, 2010 and June 30, 2009 financial statements include our accounts and the accounts of Prospect Capital Funding, LLC, our only wholly-owned, closely-managed subsidiary that is also an investment company. All intercompany balances and transactions have been eliminated in consolidation.
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
In April 2009, the FASB issued ASC 820-10-65, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“ASC 820-10-65”). This update provides further clarification for ASC 820 in markets that are not active and provides additional guidance for determining when the volume of trading level of activity for an asset or liability has significantly decreased and for identifying circumstances that indicate a transaction is not orderly. ASC 820-10-65 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of ASC 820-10-65 for the three and nine months ended March 31, 2010, did not have any effect on our net asset value, financial position or results of operations as there was no change to the fair value measurement principles set forth in ASC 820.
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

We adopted FASB ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Adoption of ASC 740 was applied to all open tax years as of July 1, 2007. The adoption of ASC 740 did not have an effect on our net asset value, financial condition or results of operations as there was no liability for unrecognized tax benefits and no change to our beginning net asset value. As of March 31, 2010 and for the three and nine months then ended, we did not have a liability for any unrecognized tax benefits. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.
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
Loans are placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, are likely to remain current. As of March 31, 2010, approximately 5.8% of our net assets are in non-accrual status.
Dividend income is recorded on the ex-dividend date.
Structuring fees and similar fees are recognized as income as earned, usually when paid. Structuring fees, excess deal deposits, net profits interests and overriding royalty interests are included in other income.
Statement of Assets and Liabilities Overview
During the nine months ended March 31, 2010, net assets have increased by $116,890 from $532,596 as of June 30, 2009 to $649,486 as of March 31, 2010. This net increase in assets primarily resulted from $208,306 of capital share transactions including 8,444,068 of shares issued in conjunction with the Patriot Acquisition, offset by $94,125 in dividends declared to our stockholders. During this nine month period we recognized net investment income of $48,217, a decrease in net assets due to realized losses of $51,231 and an increase in net assets due to changes in unrealized depreciation of investments of $5,723.
The aggregate fair value of our portfolio investments was $697,001 and $547,168 as of March 31, 2010 and June 30, 2009, respectively. During the nine months ended March 31, 2010, our net cost of investments increased by $144,110, or 27.1%, primarily from the acquisition of Patriot. At March 31, 2010, we were invested in 55 long-term portfolio investments.
Investment Activity
During the nine months ended March 31, 2010, we acquired $207,126 of investments from Patriot, completed follow-on investments in existing portfolio companies totaling approximately $64,390, and recorded PIK interest of $4,299, resulting in gross investment originations with a cost basis of $275,815. The more significant of these investments are described briefly in the following:
During the nine months ended March 31, 2010, we made follow-on secured debt investments of $1,708 in Iron Horse Coiled Tubing, Inc. (“Iron Horse”) in support of the build out of additional equipment and to fund working capital requirements. Effective January 1, 2010, we restructured our senior secured and bridge loans to Iron Horse. Our loans were replaced with three new tranches of senior secured debt.
During the nine months ended March 31, 2010, we provided additional fundings of $3,376 to Yatesville Coal Holdings, Inc. (“Yatesville”) to fund ongoing operations.

During the nine months ended March 31, 2010, we made follow-on secured subordinated debt investments of $3,530 in Ajax Rolled Ring & Machine (“Ajax”).
On October 5, 2009 we purchased an additional secured debt investment of $1,675 in Resco Products, Inc. (“Resco”) at a discount of $670, increasing our cost basis by $1,005 in this investment.
On December 2, 2009, we acquired portfolio investments with a face amount of $289,030 for $207,126 from Patriot.
On March 31, 2010, we made a follow-on secured debt investment of $9,000 in H&M Oil & Gas (“H&M”) to fund ongoing operations including completion of several previously drilled oil wells.
On March 31, 2010, we made a $36,322 investment in Shearer’s Foods, Inc. (“Shearer’s”) for which we received $35,000 of junior secured debt and $1,322 of membership interests.
On January 19, 2010, we restructured our debt investment in Appalachian Energy Holdings LLC (“AEH”) and Coalbed, LLC (“Coalbed”) under Manx Energy, Inc. (“Manx”), a newly formed entity. We funded $2,800 at closing to Manx to provide working capital.
During the nine months ended March 31, 2010, we closed-out eight positions which are briefly described below.
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
On December 18, 2009, Quartermaster, Inc. repaid the $11,274 loan receivable to us.
On December 31, 2009, we sold our investment in Aylward Enterprises, LLC for net amount of $4,775.
On March 31, 2010, Shearer’s repaid the $18,000 loan receivable to us.
During the nine months ended March 31, 2010, we also received principal amortization payments of $15,743 on several loans.
During the three months ended March 31, 2010, we restructured our loans to Aircraft Fasteners International, LLC (“AFI”), Prince Mineral Company, Inc. (“Prince”) and R-O-M Corporation (“ROM”). The revised terms were more favorable than the original terms and increased the present value of the future cash flows. In accordance with ASC 320-20-35 the cost basis of the new loans were recorded at par value, which included $6,735 of accelerated original purchase discount recognized as interest income.
On September 30, 2008, we settled our net profits interests (“NPIs”) in IEC Systems LP (“IEC”) and Advanced Rig Services LLC (“ARS”) with the companies for a combined $12,576. IEC and ARS originally issued the NPIs to us when we loaned a combined $25,600 to IEC and ARS on November 20, 2007. In conjunction with the NPI realization, we recognized other income of $12,576 and simultaneously reinvested the $12,576 as incremental senior secured debt in IEC and ARS. The incremental debt will amortize over the period ending November 20, 2010.

The following is a quarter-by-quarter summary of our investment activity:

Quarter-End	Acquisitions(1)	Dispositions(2)
March 31, 2010	$59,311	$26,603
December 31, 2009(3)	210,438	45,494
September 30, 2009	6,066	24,241
June 30, 2009	7,929	3,148
March 31, 2009	6,356	10,782
December 31, 2008	13,564	2,128
September 30, 2008	70,456	10,949
June 30, 2008	118,913	61,148
March 31, 2008	31,794	28,891
December 31, 2007	120,846	19,223
September 30, 2007	40,394	17,949
June 30, 2007	130,345	9,857
March 31, 2007	19,701	7,731
December 31, 2006	62,679	17,796
September 30, 2006	24,677	2,781
June 30, 2006	42,783	5,752
March 31, 2006	15,732	901
December 31, 2005	—	3,523
September 30, 2005	25,342	—
June 30, 2005	17,544	—
March 31, 2005	7,332	—
December 31, 2004	23,771	32,083
September 30, 2004	30,371	—

Since inception	$1,086,344	$330,980

(1)	Includes new deals, additional fundings, refinancings and PIK interest.

(2)	Includes scheduled principal payments, prepayments and refinancings.

(3)	The $210,438 of acquisitions for the quarter ended December 31, 2009 includes $207,126 of portfolio investments acquired from Patriot.
Investment Holdings
As of March 31, 2010, we continue to pursue our investment strategy. Despite our name change to “Prospect Capital Corporation” and the termination of our policy to invest at least 80% of our net assets in energy companies in May 2007, we currently have a concentration of investments in companies in the energy and energy related industries. This concentration continues to decrease as we make investments outside of the energy and energy related industries. Some of the companies in which we invest have relatively short or no operating histories. These companies are and will be subject to all of the business risk and uncertainties associated with any new business enterprise, including the risk that these companies may not reach their investment objective or the value of our investment in them may decline substantially or fall to zero.
Our portfolio had an annualized current yield of 14.6% and 15.1% across all our long-term debt and certain equity investments as of March 31, 2010 and 2009, respectively. At March 31, 2010, this yield includes interest from all of our long-term investments as well as dividends from Gas Solutions Holdings, Inc. (“GSHI”). We expect the current yield to decline over time as we add to the portfolio. Monetization of other equity positions that we hold is not included in this yield calculation. In each of our portfolio companies, we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.

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
As of March 31, 2010, we own controlling interests in Ajax, AWCNC, LLC, Borga, Inc., C&J, Change Clean Energy Holdings, Inc. (“CCEHI”), Fischbein, LLC (“Fischbein”), Freedom Marine Services LLC (“Freedom Marine”), GSHI, Integrated Contract Services, Inc. (“ICS”), Iron Horse, Manx, NRG Manufacturing, Inc. (“NRG”), Nupla Corporation, R-V Industries, Inc. (“R-V”), Sidump’r Trailer Company, Inc. and Yatesville. We also own an affiliated interest in Biotronic NeuroNetwork, Boxercraft Incorporated (“Boxercraft”), KTPS Holdings, LLC (“KTPS”), Miller Petroleum, Inc. (“Miller”), Smart, LLC and Sport Helmets Holdings, LLC (“Sport Helmets”).
The following is a summary of our investment portfolio by level of control:

	March 31, 2010				June 30, 2009
		Percent		Percent		Percent		Percent
		of	Fair	of		of	Fair	of
Level of Control	Cost	Portfolio	Value	Portfolio	Cost	Portfolio	Value	Portfolio
Control	$181,894	26.1%	$194,647	27.0%	$187,105	29.7%	$206,332	31.9%
Affiliate	63,197	9.0%	73,516	10.2%	33,544	5.3%	32,254	5.0%
Non-control/Non-affiliate	430,443	61.6%	428,838	59.6%	310,775	49.3%	308,582	47.8%
Money Market Funds	23,011	3.3%	23,011	3.2%	98,735	15.7%	98,735	15.3%

Total Portfolio	$698,545	100.0%	$720,012	100.0%	$630,159	100.0%	$645,903	100.0%

The following is our investment portfolio presented by type of investment at March 31, 2010 and June 30, 2009, respectively:

	March 31, 2010				June 30, 2009
		Percent		Percent		Percent		Percent
		of	Fair	of		of	Fair	of
Level of Control	Cost	Portfolio	Value	Portfolio	Cost	Portfolio	Value	Portfolio
Money Market Funds	$23,011	3.3%	$23,011	3.2%	$98,735	15.7%	$98,735	15.3%
Revolving Line of Credit	2,271	0.3%	2,136	0.3%	—	—%	—	—%
Senior Secured Debt	307,880	44.1%	285,567	39.6%	232,534	36.9%	220,993	34.2%
Subordinated Secured Debt	304,418	43.6%	277,927	38.6%	251,292	39.9%	194,547	30.1%
Subordinated Unsecured Debt	15,245	2.2%	15,838	2.2%	15,065	2.4%	16,331	2.5%
Preferred Stock	16,969	2.4%	6,626	0.9%	10,432	1.6%	4,139	0.7%
Common Stock	19,715	2.8%	80,467	11.2%	16,310	2.6%	89,278	13.8%
Membership Interests	7,204	1.0%	18,478	2.6%	3,031	0.5%	7,270	1.1%
Overriding Royalty Interests	—	—%	2,727	0.4%	—	—%	3,483	0.5%
Net Profit Interests	—	—%	871	0.1%	—	—%	2,561	0.4%
Warrants	1,832	0.3%	6,364	0.9%	2,760	0.4%	8,566	1.4%

Total Portfolio	$698,545	100.0%	$720,012	100.0%	$630,159	100.0%	$645,903	100.0%

The following is our investment portfolio presented by geographic location of the investment at March 31, 2010 and June 30, 2009, respectively:

	March 31, 2010				June 30, 2009
		Percent		Percent		Percent		Percent
		of	Fair	of		of	Fair	of
Level of Control	Cost	Portfolio	Value	Portfolio	Cost	Portfolio	Value	Portfolio
Canada	$21,002	3.0%	$12,325	1.7%	$19,344	3.1%	$12,606	2.0%
Netherlands	1,749	0.2%	1,539	0.2%	—	—%	—	—%
Midwest US	153,080	21.9%	148,268	20.6%	77,681	12.3%	84,097	13.0%
Northeast US	64,888	9.3%	64,853	9.0%	44,875	7.1%	47,049	7.3%
Southeast US	177,382	25.4%	155,500	21.6%	164,652	26.1%	101,710	15.7%
Southwest US	189,630	27.2%	250,483	34.8%	178,993	28.4%	253,615	39.3%
Western US	67,803	9.7%	64,033	8.9%	45,879	7.3%	48,091	7.4%
Money Market Funds	23,011	3.3%	23,011	3.2%	98,735	15.7%	98,735	15.3%

Total Portfolio	$698,545	100.0%	$720,012	100.0%	$630,159	100.0%	$645,903	100.0%

The following is our investment portfolio presented by industry sector of the investment at March 31, 2010 and June 30, 2009, respectively:

	March 31, 2010				June 30, 2009
		Percent		Percent		Percent		Percent
		of	Fair	of		of	Fair	of
Level of Control	Cost	Portfolio	Value	Portfolio	Cost	Portfolio	Value	Portfolio
Aerospace and Defense	$56	—%	$72	—%	$—	—%	$—	—%
Automobile	867	0.1%	528	0.1%	—	—%	—	—%
Biomass Power	2,825	0.4%	1,928	0.3%	2,530	0.4%	2,530	0.4%
Chemical	1,749	0.3%	1,539	0.2%	—	—%	—	—%
Construction Services	—	—%	—	—%	5,017	0.8%	2,408	0.4%
Contracting	16,652	2.4%	4,649	0.6%	16,652	2.6%	5,000	0.8%
Ecological	141	—%	344	—%	—	%	—	—%
Electronics	13,735	2.0%	13,885	1.9%	—	%	—	—%
Financial Services	25,814	3.7%	25,124	3.5%	25,424	4.0%	23,073	3.6%
Food Products	53,180	7.6%	59,192	8.2%	27,413	4.4%	29,416	4.6%
Gas Gathering and Processing	35,003	5.0%	90,596	12.6%	35,003	5.6%	85,187	13.2%
Healthcare	87,902	12.6%	93,255	13.0%	57,535	9.1%	60,293	9.3%
Home and Office Furnishings, Housewares and Durable	15,484	2.2%	16,941	2.4%	—	—%	—	—%
Insurance	5,711	0.8%	5,699	0.8%	—	—%	—	—%
Machinery	15,995	2.3%	16,382	2.2%	—	—%	—	—%
Manufacturing	94,861	13.6%	84,257	11.7%	90,978	14.4%	110,929	17.2%
Metal Services and Minerals	13,057	1.9%	23,530	3.3%	3,302	0.5%	7,133	1.1%
Mining, Steel, Iron and Non-Precious Metals and Coal Production	1,035	0.1%	1,035	0.1%	48,890	7.8%	13,097	2.0%
Oil and Gas Production	121,330	17.4%	104,981	14.6%	104,183	16.5%	104,806	16.2%
Oilfield Fabrication	31,383	4.5%	31,383	4.4%	34,247	5.4%	34,931	5.4%
Personal and Nondurable Consumer Products	26,870	3.8%	30,527	4.2%	—	—%	—	—%
Pharmaceuticals	11,954	1.7%	12,000	1.7%	11,949	2.0%	11,452	1.8%
Printing and Publishing	7,666	1.1%	8,885	1.2%	—	—%	—	—%
Production Services	21,002	3.0%	12,325	1.7%	19,344	3.1%	12,606	1.9%
Retail	14,669	2.1%	2,568	0.4%	14,623	2.3%	6,272	1.0%
Shipping Vessels	9,204	1.3%	4,118	0.6%	7,160	1.1%	7,381	1.1%
Specialty Minerals	15,814	2.3%	17,772	2.5%	15,814	2.5%	18,924	2.9%
Technical Services	11,380	1.6%	11,615	1.6%	11,360	1.8%	11,730	1.8%
Textiles and Leather	20,195	2.9%	21,871	3.0%	—	—%	—	—%
Money Market Funds	23,011	3.3%	23,011	3.2%	98,735	15.7%	98,735	15.3%

Total Portfolio	$698,545	100.0%	$720,012	100.0%	$630,159	100.0%	$645,903	100.0%

Investment Valuation
In determining the fair value of our portfolio investments at March 31, 2010, the Audit Committee considered valuations from the independent valuation firm and from management having an aggregate range of $668,037 to $731,462, excluding money market funds.
In determining the range of value for debt instruments, management and the independent valuation firm generally shadow rated the investment and then, based upon the range of ratings, determined appropriate yields to maturity for a loan rated as such. A discounted cash flow analysis was then prepared using the appropriate yield to maturity as the discount rate, yielding the ranges. For equity investments, the enterprise value was determined by applying EBITDA multiples for similar recent investment sales and trading comparables. For stressed equity investments, a liquidation analysis was prepared.
The Board of Directors looked at several factors in determining where within the range to value such asset, including: recent operating and financial trends for the asset, independent ratings obtained from third parties and comparable multiples for recent sales and trading values of companies within the industry. The end result of these analyses was a total valuation of $697,001, excluding money market investments.
Our portfolio companies are generally lower middle market companies, outside of the financial sector, with less than $50,000 of annual EBITDA. We believe our market has experienced less volatility than others because we believe there are more buy and hold investors who own these less liquid investments.
During the nine months ended March 31, 2010, there has been a general improvement in the markets in which we operate, and market rates of interest negotiated for middle market loans have decreased.
Control investments often offer increased risk and reward over straight debt investments. Operating results and changes in market multiples can result in significant changes in values from quarter to quarter. Significant downturns in operations can further result in our looking to recoveries on sales of assets rather than the enterprise value of the investment. A few of the control investments in our portfolio are discussed below.
Ajax Rolled Ring & Machine, Inc.
We acquired a controlling equity interest in Ajax in a recapitalization of the company that was closed on April 4, 2008. We funded $22,000 of senior secured term debt, $11,500 of subordinated term debt and $6,300 of equity as of that closing. During 2010, we funded an additional $3,530 of secured subordinated debt to refinance a third-party revolver provider and provide working capital. As of March 31, 2010, we control 78.1% of the fully-diluted common and preferred equity.
Ajax forges seamless steel rings sold to various customers. The rings are used in a range of industrial applications, including in construction equipment and wind power turbines. Ajax’s business is cyclical, and the business experienced a significant decline in the first half of 2009 in light of the global macroeconomic crisis. The second half of 2009 and to-date 2010 show steady improvement versus the first half of 2009. At March 31, 2010, Ajax had a backlog of new business that would indicate continued improvement for 2010.
The Board of Directors decreased the fair value of our investment in Ajax to $28,442 as of March 31, 2010, a reduction of $14,877 from its amortized cost, compared to the $14,059 unrealized depreciation at December 31, 2009 and the $7,581 unrealized depreciation recorded at June 30, 2009.
Change Clean Energy Holdings Inc. and Change Clean Energy, Inc., f/k/a Worcester Energy Partners, Inc.
Change Clean Energy, Inc. (“CCEI”) is an investment, that we originated in September 2005, which owns and operated a biomass energy plant. In March 2009, CCEI ceased operations, as the business became uneconomic based on the cost of materials and the price being received for the electricity generated. During that quarter, we instituted foreclosure proceedings against the co-borrowers of our debt. In anticipation of such proceedings, CCEHI was established. On March 11, 2009, the foreclosure was completed and the assets were assigned to a wholly owned subsidiary of CCEHI. During the nine months ended March 31, 2010, we provided additional funding of $296 to CCEHI to fund ongoing operations. CCEI currently has no material operations. At June 30, 2009 we determined that the impairment at both CCEI and CCEHI was other than temporary and recognized a realized loss of $41,134, which was the amount by which the amortized cost exceeded the fair value. At March 31, 2010, our Board of Directors, under recommendation from senior management, has set the value of the CCEHI investment at $1,928, a reduction of $897 from its amortized cost after the recognized depreciation.

Gas Solutions Holdings, Inc.
GSHI is an investment that we completed in September 2004 in which we own 100% of the equity. GSHI is a midstream gathering and processing business located in east Texas. GSHI has improved its operations and we have experienced an increase in revenue, gross margin, and EBITDA (the later two metrics on both an absolute and a percentage of revenues basis) over the past five years.
During the past two years, we have held discussions with multiple interested purchasers for Gas Solutions. While we wish to unlock the value in Gas Solutions, we do not wish to enter into any agreement at any time that does not recognize the long term value we see in Gas Solutions. As a well-hedged midstream asset, which we expect to generate recurring cash flows to us, Gas Solutions is a valuable asset that we wish to sell at a value-maximizing price, or not at all. In addition, a sale of the assets, rather than the stock of GSHI, might result in a significant tax liability at the GSHI level which would need to be paid prior to any distribution to us.
In February 2010, we hired Robert Bourne as President and CEO of Gas Solutions. Mr. Bourne has over 30 years of experience in the midstream sector, including gathering and processing, gas purchasing, storing and trading; producer services; and business development mergers and acquisitions. He served most recently at Energy Transfer, where he managed Houston Pipeline, among other activities. Mr. Bourne is focusing on our upside plant projects and seeking new opportunities to help Gas Solutions grow beyond its existing footprint.
In April 2010, Gas Solutions purchased a series of propane puts with strike prices of $1.00 per gallon and $0.95 per gallon covering the periods May 1, 2010, through April 30, 2011, and May 1, 2011, through April 30, 2012, respectively. Gas Solutions hedged approximately 85% of its current exposure to natural gas liquids based on current plant volumes. These hedges will reduce the volatility on earnings associated with lower prices of natural gas liquids without limiting the upside from higher prices, helping GSHI to continue to generate sufficient cash flow to make interest and dividend payments.
In determining the value of GSHI, we have utilized two valuation techniques to determine the value of the investment. Our Board of Directors has determined the value to be $90,596 for our debt and equity positions at March 31, 2010 based upon a combination of a discounted cash flow analysis and a public comparables analysis. At March 31, 2010, December 31, 2009 and June 30, 2009, GSHI was valued $55,593, $50,184 and $50,184 above its amortized cost, respectively.
Integrated Contract Services, Inc.
ICS is an investment that we completed in April 2007. Prior to January 2009, ICS owned the assets of ESA Environmental Specialists, Inc. (“ESA”) and 100% of the stock of The Healing Staff (“THS”). ESA originally defaulted under our contract governing our investment in ESA, prompting us to commence foreclosure actions with respect to certain ESA assets in respect of which we have a priority lien. In response to our actions, ESA filed voluntarily for reorganization under the bankruptcy code on August 1, 2007. On September 20, 2007, the U.S. Bankruptcy Court approved a Section 363 Asset Sale from ESA to us. To complete this transaction, we contributed our ESA debt to a newly-formed entity, ICS, and provided funds for working capital on October 9, 2007. In return for the ESA debt, we received senior secured debt in ICS of equal amount to our ESA debt, preferred stock of ICS, and 49% of the ICS common stock. ICS subsequently ceased operations and assigned the collateral back to us. ICS is in default of both payment and financial covenants. During September and October 2007, we provided $1,170 to THS for working capital.
In January 2009, we foreclosed on the real and personal property of ICS. Through this foreclosure process, we gained 100% ownership of THS and certain ESA assets. Based upon an analysis of the liquidation value of the ESA assets and the enterprise value of THS, our Board of Directors determined the fair value of our investment in ICS to be $4,649 at March 31, 2010, a reduction of $12,003 from its amortized cost, compared to the $11,377 and $11,652 unrealized loss recorded at December 31, 2009 and June 30, 2009, respectively.
Iron Horse Coiled Tubing, Inc.
Iron Horse is an investment that we completed in April 2006. Iron Horse had been a provider of coiled tubing subcontractor services prior to making a strategic decision in late 2007 to directly service natural gas and oil producers in the Western Canadian Sedimentary Basin (“WCSB”) as a fracturing services provider. As a result of the business transition, the Company’s 2008 financial performance declined significantly from 2007 levels. Iron Horse completed its transition from a subcontractor to a direct service provider in 2009, but natural gas prices declined to trough levels due to the recession and heightened natural gas inventory levels. Since November 2009, Iron Horse has experienced increased activity in the WCSB and is now completing wells for several large producers in the WCSB.

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
Effective January 1, 2010, we restructured our senior secured and bridge loans to Iron Horse and we reorganized Iron Horse’s management structure. Our loans were replaced with three new tranches of senior secured debt and our total ownership of Iron Horse decreased to 70.4%. Our equity ownership will incrementally decrease as debt tranches are repaid upon maturity. There was no change to fair value at the time of restructuring, and we continue to fully reserve any income accrued for Iron Horse.
The Board of Directors wrote-down the fair value of our investment in Iron Horse to $12,325 as of March 31, 2010, a reduction of $8,677 from its amortized cost, compared to the $8,399 and $6,738 unrealized depreciation recorded at December 31, 2009 and June 30, 2009, respectively.
Manx Energy, Inc.
On January 19, 2010, we modified the terms of our senior secured debt in AEH and Coalbed in conjunction with the formation of Manx Energy, a new entity consisting of the assets of AEH, Coalbed and Kinley Exploration. The assets of the three companies were combined under new common management. We funded $2,800 at closing to Manx to provide for working capital. A portion of our loans to AEH and Coalbed was exchanged for Manx preferred equity, while our AEH equity interest was converted into Manx common stock. There was no change to fair value at the time of restructuring, and we continue to fully reserve any income accrued for Manx.
The Board of Directors wrote-down the fair value of our investment in Manx to $6,196 as of March 31, 2010, a reduction of $12,074 from its amortized cost, compared to the $10,618 and $5,380 unrealized depreciation, for AEH and Coalbed combined, recorded at December 31, 2009 and June 30, 2009, respectively.
Yatesville Coal Holdings, Inc.
All of our coal holdings have been consolidated under the Yatesville entity. Yatesville delivered improved operating results after the consolidation of the coal holdings, but the company mined its permitted reserves in December 2008 and has not produced meaningful revenues since then. We continue to evaluate strategies for Yatesville, such as soliciting indications of interest regarding a transaction involving part or all of recoverable reserves. During the nine months ended March 31, 2010, we provided additional funding of $3,376 to Yatesville to fund ongoing operations, including new permitting. During the quarter ended December 31, 2009, we discontinued operations at Yatesville. At December 31, 2009, our Board of Directors determined that, consistent with the decision to discontinue operations, the impairment of Yatesville was other than temporary, and we recorded a realized loss of $51,228, which was the amount that the amortized cost exceeded the fair value at December 31, 2009. Our Board of Directors set the value of the remaining Yatesville investment at $1,035, which represents the residual value of recoverable reserves, as of March 31, 2010 and December 31, 2010, a reduction of $12,062 from its value as of June 30, 2009.
Equity positions in the portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results. Four control investments have experienced such volatility – C&J and Fischbein with improved operating results and NRG and R-V with declining operating results. The remaining four controlled investments have experienced operating challenges and have been valued at significant discounts to the original investment.
The affiliate investments continue to report strong operating results, with valuations increasing significantly for three investments – Boxercraft, KTPS and Sport Helmets. For one investment, Miller, we have held warrants in the company, and there has been a significant increase in the price per share of the company’s stock, driving the increase in the value of our investment.

With the non-control/non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is limited on the high side to each loan’s par value, plus any prepayment premia that could be imposed. Many of the debt investments in this category have not experienced a significant change in value, as they were previously valued at or near par value. The exception to this categorization relates to investments which were acquired in the Patriot Acquisition, many of which were acquired at significant discounts to par value, and any changes in operating results or interest rates can have a significant effect on the value of such investments. Caleel + Hayden, LLC, Copernicus Group, Custom Direct, Inc., Impact Products, LLC, Mac & Massey Holdings, LLC and Prince experienced meaningful increases in valuations. AFI, H&M, and ROM experienced decreases in valuations due to declines in their operating results. Shearer’s completed a significant acquisition, which is driving the operating results and the increase in the value of the investment. The remaining investments did not experience significant changes in operations or valuation.
During the quarter, we restructured our loans to AFI, Prince and ROM. The revised terms were more favorable than the original terms and increased the present value of the future cash flows. The cost basis of the new loans were recorded at par value, which included $6,735 of accelerated original purchase discount recognized as interest income.
Capitalization
Our investment activities are capital intensive, and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt currently consists of a revolving credit facility availing us of the ability to borrow debt subject to borrowing base determinations, and our equity capital is currently comprised entirely of common equity.
On June 25, 2009, we completed a first closing on an expanded $250,000 syndicated revolving credit facility (the “Facility”). The new Facility, for which six lenders have closed on $210,000 to date, includes an accordion feature which allows the Facility to accept up to an aggregate total of $250,000 of commitments. The revolving period of the Facility extends through June 2010, with an additional one year amortization period after the completion of the revolving period. As of March 31, 2010 and June 30, 2009, we had $54,200 and $124,800 of borrowings outstanding under our credit facility, respectively.
Interest on borrowings under the credit facility is one-month Libor plus 400 basis points, subject to a minimum Libor floor of 200 basis points after that date. The maintenance of this facility requires us to pay a fee for the amount not drawn upon. This fee assessed at the rate of 100 basis points per annum. The following table shows the facility amounts and outstanding borrowings at March 31, 2010 and June 30, 2009:

	As of March 31, 2010		As of June 30, 2009
	Facility	Amount	Facility	Amount
	Amount	Outstanding	Amount	Outstanding
Revolving Credit Facility	$210,000	$54,200	$175,000	$124,800
The following table shows the contractual maturity of our revolving credit facility at March 31, 2010:

	Payments Due By Period
	Less Than		More Than
	1 Year	1 - 3 Years	3 Years
Credit Facility Payable	$54,200	$—	$—

During the nine months ended March 31, 2010, we completed public and private offerings, and implemented our at-the-market program, and raised $107,701 of additional equity by issuing 12,243,297 shares of our common stock diluting shareholder value by $0.82 per share. We also issued 8,444,068 shares to acquire Patriot increasing net asset value to shareholders by $0.14 per share. The following table shows the calculation of net asset value per share as of March 31, 2010 and June 30, 2009:

	As of March 31, 2010	As of June 30, 2009
Net Assets	$649,486	$532,596
Shares of common stock outstanding	64,398,231	42,943,084

Net asset value per share	$10.09	$12.40

At March 31, 2010, we had 64,398,231 of our common stock issued and outstanding.
Results of Operations
For the three months ended March 31, 2010 and March 31, 2009, the net increase in net assets resulting from operations was $25,940 and $15,331, respectively, representing $0.41 and $0.51 per share, respectively. We experienced a net realized and unrealized gain of $6,966, or approximately $0.11 per share in the three months ended March 31, 2010. This compares with the net realized and unrealized gain of $3,611 during the three months ended March 31, 2009, or approximately $0.12 per share.
For the nine months ended March 31, 2010 and March 31, 2009, the net increase in net assets resulting from operations was $2,709 and $35,853, respectively, representing $0.05 and $1.21 per share, respectively. We experienced a net realized and unrealized loss of $45,508 or approximately $0.80 per share in the nine months ended March 31, 2010. This compares with the net realized and unrealized loss of $11,329 during the nine months ended March 31, 2009 or approximately $0.38 per share.
During the last quarter of the fiscal year ended June 30, 2009 and the first three quarters of the fiscal year ended June 30, 2010, we have raised a significant amount of equity capital, which was used in part to fund the Patriot Acquisition, but has not yet been fully invested. As a result, our use of the credit facility has been less in 2010 and the excess cash on hand tends to depress our earnings per share. We continue to deploy our debt and equity raised into new investments.
To further illustrate the effects, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, weighted average shares outstanding have increased from 29,971,508 to 63,659,663, or 112.4%, while the average debt principal of investments increased from $537,277 to $676,780, or 26.0%. Partially offsetting this effect on EPS is the increase in the weighted interest rate earning on debt investments from 12.13% for the three months ended March 31, 2009 to 16.75% for the three months ended March 31, 2010.
While we seek to maximize gains and minimize losses, our investments in portfolio companies can expose our capital to risks greater than those we may anticipate. These companies are typically not issuing securities rated investment grade, have limited resources, have limited operating history, have concentrated product lines or customers, are generally private companies with limited operating information available and are likely to depend on a small core of management talents. Changes in any of these factors can have a significant impact on the value of the portfolio company.
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

Investment income consists of interest income, including accretion of loan origination fees and prepayment penalty fees, dividend income and other income, including net profits interest, overriding royalties interest and structuring fees. The following table details the various components of investment income and the related levels of debt investments for the three months ended March 31, 2010 and March 31, 2009:

	For The Three Months Ended		For The Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Interest income	$27,947	$16,065	$61,321	$50,862
Dividend income	2,301	4,445	12,689	13,833
Other income	1,757	159	8,395	13,986

Total investment income	$32,005	$20,669	$82,405	$78,681

Average debt principal of investments	$676,780	$537,277	$579,835	$523,363

Weighted-average interest rate earned	16.75%	12.13%	14.09%	12.95%

Total investment income increased significantly from $20,669 for the three months ended March 31, 2009 to $32,005 for the three months ended March 31, 2010. This $11,336 increase is primarily due to the additional revenue generated from assets acquired in the Patriot acquisition. In conjunction with the refinancing of three assets, we recognized accelerated purchase discount accretion of $6,735 during the three months ended March 31, 2010.
Total investment income has increased for the nine months ended March 31, 2010 from the amount reported for the nine months ended March 31, 2009. This $3,724 increase is primarily due to the additional revenue generated from assets acquired in the Patriot acquisition along with the $5,714 gain recognized from the Patriot acquisition, partially offset by increased forgone interest on non-accrual loans during the nine months ended March 31, 2010 and the settlement of our net profits interests in IEC/ARS for $12,576 during the nine months ended March 31, 2009. During the nine months ended March 31, 2010, we recognized $16,604 of forgone interest on non-accrual loans compared to $11,270 during the nine months ended March 31, 2009. In conjunction with the refinancing of three assets and the repayment/sale of four other loans, we recognized accelerated purchase discount accretion of $11,075 during the nine months ended March 31, 2010.
Average principal balances of debt investments have increased from $537,277 for the three months ended March 31, 2009 to $676,780 for the three months ended March 31, 2010. For the nine months ended March 31, 2009 and 2010, average principal balances of debt investments increased from $523,363 to $579,835, respectively. These increases are primarily due to the Patriot acquisition which resulted in an additional $289,030 of debt principal to our portfolio.
The weighted-average interest rate earned increased from 12.13% for the three months ended March 31, 2009 to 16.75% for the three months ended March 31, 2010. This increase is primarily the result of higher interest rates earned on the assets acquired in the Patriot acquisition (including discount accretion). For the nine months ended March 31, 2009 and 2010, weighted-average interest rate earned increased from 12.95% to 14.09%, respectively. This increase is primarily the result of higher interest rates earned on the assets acquired in the Patriot acquisition (including discount accretion) offset by forgone interest on non-accrual loans. During the nine month period ended March 31, 2010, interest of $16,604 was forgone on non-accrual debt investments compared to $11,270 of forgone interest for the nine months ended March 31, 2009.
Operating Expenses
Our primary operating expenses consist of investment advisory fees (base management and income incentive fees), credit facility costs, legal and professional fees and other operating and overhead-related expenses. These expenses include our allocable portion of overhead under the Administration Agreement with Prospect Administration under which Prospect Administration provides administrative services and facilities for us. Our investment advisory fees compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions in accordance with our Administration Agreement with Prospect Administration. Operating expenses were $13,031 and $8,949 for the three months ended March 31, 2010 and March 31, 2009, respectively. Operating expenses were $34,188 and $31,499 for the nine months ended March 31, 2010 and March 31, 2009, respectively.

The base management fee was $3,576 and $2,977 for the three months ended March 31, 2010 and March 31, 2009, respectively. The base management fee was $9,962 and $8,740 for the nine months ended March 31, 2010 and March 31, 2009, respectively. The increase in this expense for the three and nine months ended March 31, 2010 is directly related to our growth in total assets.
For the three months ended March 31, 2010 and March 31, 2009, we incurred $4,744 and $2,930, respectively, of income incentive fees. The $1,814 increase in the income incentive fee for the respective three-month period is driven by an increase in pre-incentive fee net investment income from $14,650 for the three months ended March 31, 2009 to $23,718 for the three months ended March 31, 2010, primarily the result of additional investment income from the Patriot acquisition. For the nine months ended March 31, 2010 and March 31, 2009 we incurred $12,054 and $11,795, respectively, of income incentive fees.
During the three and nine months ended March 31, 2010, we incurred $2,111 and $5,480 of expenses related to our credit facility. This compares with expenses of $1,345 and $4,828 incurred during the three and nine months ended March 31, 2009. These expenses are related directly to the leveraging capacity put into place for each of those periods and the levels of indebtedness actually undertaken during those quarters. The table below describes the various credit facility expenses and the related indicators of leveraging capacity and indebtedness during these periods.

	For The Three Months Ended		For The Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Interest on borrowings	$327	$1,101	$720	$4,043
Amortization of deferred financing costs	1,322	180	3,428	540
Commitment and other fees	462	64	1,332	245

Total	$2,111	$1,345	$5,480	$4,828

Weighted-average debt outstanding	$22,040	$144,887	$15,972	$132,099

Weighted-average interest rate on borrowings	6.00%	3.08%	6.00%	4.08%

Facility amount at beginning of period	$195,000	$200,000	$175,000	$200,000

The increase in our interest rate incurred is primarily due to an increase of 150 basis points in our current borrowing rate effective June 25, 2009 and the concurrent introduction of a Libor floor at 200 basis points.
As our asset base has grown and we have added complexity to our capital raising activities, due, in part, to our assumption of the sub-administration role from Vastardis, we have commensurately increased the size of our administrative and financial staff, accounting for a significant increase in the overhead allocation from Prospect Administration. Over the last two years, Prospect Administration has added several additional staff members, including a senior finance professional, a controller, two corporate counsels and other finance professionals. As our portfolio continues to grow, we expect to continue to increase the size of our administrative and financial staff on a basis that provides increasing returns to scale. However, initial investments in administrative and financial staff may not provide returns to scale immediately, perhaps not until the portfolio increases to a greater size. Other allocated expenses from Prospect Administration have, as expected, increased alongside with the increase in staffing and asset base.
Total operating expenses, net of management fees and interest costs (“Other Operating Expenses”), were $2,600 and $1,697 for the three months ended March 31, 2010 and 2009, respectively, and $6,692 and $6,136 for the nine months ended March 31, 2010 and 2009, respectively. The increase in Other Operating Expenses during the three month period ended March 31, 2010 when compared to the three months ended March 31, 2009 is primarily the result of the costs incurred in connection with merger discussions with Allied Capital Corporation expensed in the 2010 period. These merger costs offset by the taxes paid in the prior year are the primary drivers of the increase during the nine month period. At December 31, 2008, we elected to retain a portion of our annual taxable income and accrued $533 for the excise tax that was paid with the filing of the return.

Net Investment Income, Net Realized (Loss) Gains, Increase in Net Assets from Net Change in Unrealized Depreciation/Appreciation and Net (Decrease) Increase in Net Assets Resulting from Operations
Net investment income was $18,974 and $11,720 for the three months ended March 31, 2010 and March 31, 2009, respectively. This $7,254 increase was due primarily to accelerated purchase discount accretion and an increase in interest bearing assets as a result of the Patriot acquisition, partially offset by increased advisory fees and a decrease in dividend income. Net investment income was $48,217 and $47,182 for the nine months ended March 31, 2010 and March 31, 2009, respectively.
There were no significant realized gains or losses during the three months ended March 31, 2010 and March 31, 2009. Net realized (loss) gains were ($51,231) and $1,661 for the nine months ended March 31, 2010 and March 31, 2009, respectively. The net realized loss of $51,231 for the nine months ended March 31, 2010 was due primarily to the impairment of Yatesville. See Investment Valuations for further discussion.
Net increase in net assets from changes in unrealized appreciation/depreciation was $6,968 and $3,611 for the three months ended March 31, 2010 and March 31, 2009, respectively. For the three months ended March 31, 2010, the $6,968 increase in net assets from the net change in unrealized appreciation/depreciation was driven primarily by write-ups of our investments in GSHI, Prince and Miller, partially offset by unrealized depreciation of our investments in NRG and Freedom Marine. For the three months ended March 31, 2009, the $3,611 increase in net assets from the net change in unrealized appreciation/depreciation was driven primarily by write-ups of our investments in GSHI, H&M, and NRG which were partially offset by unrealized depreciation of our investments in Ajax, Deb Shops, Inc. (“Deb Shops”), CCEI, and Yatesville.
For the nine months ended March 31, 2010 and March 31, 2009, net assets increased (decreased) from changes in unrealized appreciation/depreciation by $5,723 and $(12,990), respectively. The $18,713 increase occurring during the nine months ended March 31, 2010 was primarily attributable to unrealized depreciation recognized for our investments in Ajax, Freedom Marine, H&M, Manx, NRG, and R-V partially offset by the impairment of our investment in Yatesville of $51,228. The $12,990 decrease occurring during the nine months ended March 31, 2009 was attributable to unrealized depreciation recognized for our investments in Ajax, AEH, R-V, Deb Shops, CCEI, and Yatesville partially offset by write-ups of our investments in GSHI and NRG.
Financial Condition, Liquidity and Capital Resources
For the nine months ended March 31, 2010 and March 31, 2009, our operating activities provided (used) $142,132 and ($25,552) of cash, respectively. Investing activities for the Patriot acquisition used $106,586 and zero for the nine months ended March 31, 2010 and March 31, 2009, respectively. Financing activities (used) provided ($24,239) and $25,446 of cash during the nine months ended March 31, 2010 and March 31, 2009, respectively, which included the payments of dividends of $59,467 and $32,413, during the nine months ended March 31, 2010 and March 31, 2009, respectively.
Our primary uses of funds have been to continue to invest in our investments in portfolio companies, to add new companies to our investment portfolio, acquire Patriot, repay outstanding borrowings and to make cash distributions to holders of our common stock.
We have and may continue to fund a portion of our cash needs through borrowings from banks, issuances of senior securities or secondary offerings. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. At March 31, 2010, we had $54,200 outstanding borrowings on our $210,000 revolving credit facility.
On March 4, 2010, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $489,770 of additional equity securities as of March 31, 2010.
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
On March 17, 2010, we established an at-the-market program through which we may sell, from time to time and at our discretion, 8,000,000 shares of our common stock. Through this program we issued 811,500 shares of our common stock at an average price of $12.60 per share, raising $10,230 of gross proceeds, from March 23, 2010 through March 31, 2010.
Off-Balance Sheet Arrangements
At March 31, 2010, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than those which originate from 1) the investment advisory and management agreement and the administration agreement and 2) the portfolio companies.
As of March 31, 2010, we have $13,757 of undrawn revolver commitments to our portfolio companies.
Developments Since the End of the Fiscal Quarter
On April 23, 2010, we issued 248,731 shares of our common stock in connection with the dividend reinvestment plan.
On April 7, 2010, we purchased $12,296 of second lien notes in Seaton Corporation, a human resources services company. The second lien notes bear interest in cash at the greater of 12.5% or Libor plus 9.0% and have a final maturity on March 14, 2011.
During the period from April 1, 2010 to May 10, 2010 we issued 2,634,700 shares of our common stock at an average price of $11.93 per share, and raised $31,432 of gross proceeds, under our at-the-market program.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates and equity price risk. At March 31, 2010, most of the loans in our portfolio bore interest at fixed interest rates. Several of our floating rate loans have floors which have effectively converted the loans to fixed rate loans in the current interest rate environment. At March 31, 2010, the principal value of loans totaling $72,886 bear interest at floating rates.
If we continue to invest in fixed rate loans, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the three months ended March 31, 2010, we did not engage in interest rate hedging activities.

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
There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In May 2006, based in part on unfavorable due diligence and the absence of investment committee approval, we declined to extend a loan for $10,000 to a potential borrower (“plaintiff”). Plaintiff was subsequently sued by its own attorney in a local Texas court for plaintiff’s failure to pay fees owed to its attorney. In December 2006, plaintiff filed a cross-action against us and certain affiliates (the “defendants”) in the same local Texas court, alleging, among other things, tortuous interference with contract and fraud. We petitioned the United States District Court for the Southern District of New York (the “District Court”) to compel arbitration and to enjoin the Texas action. In February 2007, our motions were granted. Plaintiff appealed that decision. On July 24, 2008, the Second Circuit Court of Appeals affirmed the judgment of the District Court. The arbitration commenced in July 2007 and concluded in late November 2007. Post-hearing briefings were completed in February 2008. On April 14, 2008, the arbitrator rendered an award in our favor, rejecting all of plaintiff’s claims. On April 18, 2008, we filed a petition before the District Court to confirm the award. On October 8, 2008, the District Court granted the Company’s petition to confirm the award, confirmed the awards and subsequently entered judgment thereon in favor of the Company in the amount of $2,288. After filing a defective notice of appeal to the United States Court of Appeals for the Second Circuit on November 5, 2008, plaintiff’s counsel resubmitted a new notice of appeal on January 9, 2009. The plaintiff subsequently requested that the Company agree to stipulate to the withdrawal of plaintiff’s appeal to the Second Circuit. Such a stipulation was filed with the Second Circuit on or about April 14, 2009. Based on this stipulation, the Second Circuit issued a mandate terminating the appeal, which was transmitted to the District Court on April 23, 2009. Post-judgment discovery against plaintiff is continuing and we have filed a motion for sanctions against plaintiff’s counsel. Argument for the motion for sanctions was held on November 19, 2009 and a decision from the court is pending. On March 19, 2010, Judge Leonard Sands granted our motion for sanctions against plaintiff’s counsel.

Item 1A.	Risk Factors
There have been no material changes to our risk factors as previously disclosed in our most recent 10-K filing.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table reflects the history of shares issued under the dividend reinvestment plan:

		Aggregate Offering Price
Record Date/Issuance Date	Shares Issued	(in 000s)	% of Dividend
March 23, 2006 / March 30, 2006	6,841	$111	5.2%
June 23, 2006 / June 30, 2006	7,932	130	5.4%
September 22, 2006 / September 29, 2006	80,818	1,273	26.2%
December 29, 2006 / January 5, 2007	108,047	1,850	25.5%
March 23, 2007 / March 30, 2007	93,843	1,595	20.8%
June 22, 2007 / June 29, 2007	69,834	1,190	15.3%
September 19, 2007 / September 28, 2007	72,073	1,243	15.9%
March 31, 2008 / April 16, 2008	99,241	1,510	14.4%
September 30, 2008 / October 16, 2008	117,549	1,506	12.7%
December 31, 2008 / January 20, 2009	148,200	1,774	14.8%
March 31, 2009 / April 20, 2009	214,456	1,827	14.4%
July 8, 2009 / July 20, 2009	297,274	2,901	14.8%
October 8, 2010 / October 19, 2009	233,523	2,457	11.0%
December 31, 2009 / January 25, 2010	236,985	2,896	11.0%
The following table reflects recent sales of unregistered common stock:

		Gross
	Number of	Proceeds	Underwriting	Offering	Offering
Issuances of Common Stock	Shares Issued	Raised	Fees	Expenses	Price

August 20, 2009	3,449,686	$29,322	—	$117	$8.500

September 24, 2009	2,807,111	$25,264	—	$840	$9.000

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
No matters were submitted to a vote of security holders during the third quarter of the fiscal year ended June 30, 2010.

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

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2010.

PROSPECT CAPITAL CORPORATION
By:	/s/ John F. Barry III
John F. Barry III
Chief Executive Officer and Chairman of the Board