Form 10-K
period 2010-06-30
PROSPECT CAPITAL CORP
filed 2010-08-30
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 814-00659
PROSPECT CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	43-2048643
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 East 40th Street
New York, New York (Address of principal executive offices)	10016 (Zip Code)
(212) 448-0702
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share	NASDAQ Global Market
(Title of each class)	(Name of each exchange where registered)
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
The aggregate market value of common stock held by non-affiliates of the Registrant on December 31, 2009 based on the closing price on that date of $11.81 on the NASDAQ Global Market was $727 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates.
As of August 30, 2010, there were 75,733,865 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of the Registrant’s definitive Proxy Statement relating to the 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described therein.

PROSPECT CAPITAL CORPORATION
FORM 10-K FOR THE YEAR ENDED JUNE 30, 2009

PART I
The terms “we,” “us,” “our,” “Company” and “Prospect Capital” refer to Prospect Capital Corporation; “Prospect Capital Management” or the “Investment Adviser” refers to Prospect Capital Management LLC; “Prospect Administration” or the “Administrator” refers to Prospect Administration LLC.

Item 1.	Business.
General
We are a financial services company that lends to and invests in middle market privately-held companies. We were originally organized under the name “Prospect Street Energy Corporation” and we changed our name to “Prospect Energy Corporation” in June 2004. We changed our name again to “Prospect Capital Corporation” in May 2007 and at the same time terminated our policy of investing at least 80% of our net assets in energy companies. While we expect to be less focused on the energy industry in the future, we will continue to have significant holdings in the energy and energy related industries.
On December 2, 2009, we completed our previously announced acquisition of Patriot Capital Funding, Inc., or Patriot, under the Agreement and Plan of Merger, dated as of August 3, 2009, by and among, us and Patriot. Pursuant to the terms of the merger agreement, we acquired Patriot for $201.1 million comprised of our common stock and cash to repay all of Patriot’s outstanding debt, which amounted to $107.3 million. In the merger, each outstanding share of Patriot common stock was converted into the right to receive 0.363992 shares of common stock of Prospect, representing 8,444,068 shares of the Company’s common stock, and the payment of cash in lieu of fractional shares of Prospect common stock of less than $200 resulting from the application of the foregoing exchange ratio.
We have been organized as a closed-end investment company since April 13, 2004 and have filed an election to be treated as a business development company under the 1940 Act. We are a non-diversified company within the meaning of the 1940 Act. Our headquarters are located at 10 East 40th Street, 44th Floor, New York, NY 10016, and our telephone number is (212) 448-0702. Our investment adviser is Prospect Capital Management LLC.
Patriot Acquisition
On December 2, 2009, we acquired the outstanding shares of Patriot Capital Funding, Inc. (“Patriot”) common stock for $201.1 million. Under the terms of the merger agreement, Patriot common shareholders received 0.363992 shares of our common stock for each share of Patriot common stock, resulting in 8,444,068 shares of common stock being issued by us. In connection with the transaction, we repaid all the outstanding borrowings of Patriot, in compliance with the merger agreement.
On December 2, 2009, Patriot made a final dividend equal to its undistributed net ordinary income and capital gains of $0.38 per share. In accordance with a recent IRS revenue procedure, the dividend was paid 10% in cash and 90% in newly issued shares of Patriot’s common stock. The exchange ratio was adjusted to give effect to the tax distribution.
The merger has been accounted for as an acquisition of Patriot by Prospect Capital Corporation (“Prospect”) in accordance with acquisition method of accounting as detailed in ASC 805, Business Combinations (“ASC 805”). The fair value of the consideration paid was allocated to the assets acquired and liabilities assumed based on their fair values as the date of acquisition. As described in more detail in ASC 805, goodwill, if any, would have been recognized as of the acquisition date, if the consideration transferred exceeded the fair value of identifiable net assets acquired. As of the acquisition date, the fair value of the identifiable net assets acquired exceeded the fair value of the consideration transferred, and we recognized the excess as a gain. A preliminary gain of $5.7 million was recorded by Prospect in the quarter ended December 31, 2009 related to the acquisition of Patriot, which was revised in the fourth quarter of Fiscal 2010, to $7.7 million, when we settled severance accruals related to certain members of Patriot’s top management. Under ASC 805, the adjustment to our preliminary estimates is reflected in the three and six months ended December 31, 2009 (See Note 13 to our consolidated financial statements.). The acquisition of Patriot was negotiated in July 2009 with the purchase agreement being signed on August 3, 2009. Between July 2009 and December 2, 2009, our valuation of certain of the investments acquired from Patriot increased due to market improvement, which resulted in the recognition of the gain at closing.

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

•
Midstream businesses gather, process, refine, store and transmit energy resources and their by products in a form that is usable by wholesale power generation, utility, petrochemical, industrial and gasoline customers.

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
Prospect Capital Management employs several methods of evaluating and monitoring the performance and value of our investments, which may include, but are not limited to, the following:
•	Assessment of success in adhering to the portfolio company’s business plan and compliance with covenants;
•	Regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;
•	Attendance at and participation in board meetings of the portfolio company; and
•	Review of monthly and quarterly financial statements and financial projections for the portfolio company.
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

Investments are valued utilizing a market approach, an income approach, a liquidation approach, or a combination of approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present value amount (discounted) calculated based on an appropriate discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, the principal market and enterprise values, among other factors.
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
In April 2009, the FASB issued ASC 820-10-65, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“ASC 820-10-65”). This update provides further clarification for ASC 820 in markets that are not active and provides additional guidance for determining when the volume of trading level of activity for an asset or liability has significantly decreased and for identifying circumstances that indicate a transaction is not orderly. ASC 820-10-65 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of ASC 820-10-65 for the year ended June 30, 2010, did not have any effect on our net asset value, financial position or results of operations as there was no change to the fair value measurement principles set forth in ASC 820.

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASC 2010-06”). ASU 2010-06 amends ASC 820-10 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2010. Our management does not believe that the adoption of the amended guidance in ASC 820-10 will have a significant effect on our financial statements.
For a discussion of the risks inherent in determining the value of securities for which readily available market values do not exist, see “Risk Factors — Risks relating to our business — Most of our portfolio investments are recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is uncertainty as to the value of our portfolio investments.”
Valuation of Other Financial Assets and Financial Liabilities
In February 2007, FASB issued ASC Subtopic 820-10-05-1, The Fair Value Option for Financial Assets and Financial Liabilities (“ASC 820-10-05-1”). ASC 820-10-05-1 permits an entity to elect fair value as the initial and subsequent measurement attribute for many of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. We have adopted this statement on July 1, 2008 and have elected not to value some assets and liabilities at fair value as would be permitted by ASC 820-10-05-1.
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
We believe that Prospect is well positioned to navigate through these adverse market conditions. As a business development company, we are limited to a maximum 1 to 1 debt to equity ratio, and as of June 30, 2010, we had $180.7 million available under our credit facility, of which $100.3 million was outstanding. Further, as we make additional investments that are eligible to be pledged under the credit facility, we will generate additional credit facility availability. The revolving period for our credit facility continues until June 13, 2012, with an amortization running to June 13, 2013, with interest distributions to us allowed.
We also continue to generate liquidity through public and private stock offerings. On July 7, 2009, we completed a public stock offering for 5,175,000 shares of our common stock at $9.00 per share, raising $46.6 million of gross proceeds. On August 20, 2009 and September 24, 2009, we issued 3,449,686 shares and 2,807,111 shares, respectively, of our common stock at $8.50 and $9.00 per share, respectively, in private stock offerings, raising $29.3 million, and $25.3 million of gross proceeds, respectively. Concurrent with the sale of these shares, we entered into a registration rights agreement in which we granted the purchasers certain registration rights with respect to the shares. Under the terms and conditions of the registration rights agreement, we filed with the SEC a post-effective amendment to the registration statement on Form N-2 on November 6, 2009. Such amendment was declared effective by the SEC on November 9, 2009.

On March 4, 2010, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $439.6 million of additional equity securities as of June 30, 2010.
On March 17, 2010, we established an at-the-market program through which we sold shares of our common stock. An at-the-market offering is a registered offering by a publicly traded issuer of its listed equity securities selling shares directly into the market at market prices. We engaged two broker-dealers to act as agents and sell our common stock directly into the market over a period of time. We paid a 2% commission to the broker-dealer on shares sold. Through this program we issued 8,000,000 shares of our common stock at an average price of $10.90 per share, raising $87.2 million of gross proceeds, from March 23, 2010 through July 21, 2010.
On July 19, 2010, we established a new at-the-market program, as we had sold all the shares authorized in the original at-the-market program, through which we may sell, from time to time and at our discretion, 6,000,000 shares of our common stock. We engaged three broker-dealers to act as potential agents and sell our common stock directly into the market over a period of time. We currently pay a 2% commission to the broker-dealer on shares sold. Through this program we issued 3,814,528 shares of our common stock at an average price of $9.71 per share, raising $37.1 million of gross proceeds, from July 22, 2010 through August 24, 2010.
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
Our Investment Adviser
Prospect Capital Management manages our investments as our investment adviser. Prospect Capital Management is a Delaware limited liability corporation that has been registered as an investment adviser under the Advisers Act since March 31, 2004. Prospect Capital Management is led by John F. Barry III and M. Grier Eliasek, two senior executives with significant investment advisory and business experience. Both Messrs. Barry and Eliasek spend a significant amount of their time in their roles at Prospect Capital Management working on the Company’s behalf. The principal executive offices of Prospect Capital Management are 10 East 40th Street, 44th Floor, New York, NY 10016. We depend on the due diligence, skill and network of business contacts of the senior management of our Investment Adviser. We also depend, to a significant extent, on our Investment Adviser’s investment professionals and the information and deal flow generated by those investment professionals in the course of their investment and portfolio management activities. The Investment Adviser’s senior management team evaluates, negotiates, structures, closes, monitors and services our investments. Our future success depends to a significant extent on the continued service of the senior management team, particularly John F. Barry III and M. Grier Eliasek. The departure of any of the senior managers of our Investment Adviser could have a materially adverse effect on our ability to achieve our investment objective. In addition, we can offer no assurance that Prospect Capital Management will remain our Investment Adviser or that we will continue to have access to its investment professionals or its information and deal flow. Under our Investment Advisory Agreement, we pay Prospect Capital Management investment advisory fees, which consist of an annual base management fee based on our gross assets as well as a two-part incentive fee based on our performance. Mr. Barry currently controls Prospect Capital Management.
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
= (100% × 0.4375%) + (20% × 0.1125%)
= 0.4375% + 0.0225%
= 0.46%

(1)	Represents 7% annualized hurdle rate.

(2)	Represents 2% annualized base management fee.

(3)	Excludes organizational and offering expenses.

(*)	The hypothetical amount of pre-incentive fee net investment income shown is based on a percentage of total net assets.
Example 2: Capital Gains Incentive Fee:
Alternative 1
Assumptions
•	Year 1: $20 million investment made
•	Year 2: Fair market value (“FMV”) of investment determined to be $22 million

•	Year 3: FMV of investment determined to be $17 million
•	Year 4: Investment sold for $21 million

The impact, if any, on the capital gains portion of the incentive fee would be:
•	Year 1: No impact
•	Year 2: No impact
•	Year 3: Decrease base amount on which the second part of the incentive fee is calculated by $3 million (unrealized capital depreciation)
•	Year 4: Increase base amount on which the second part of the incentive fee is calculated by $4 million ($1 million of realized capital gain and $3 million reversal in unrealized capital depreciation)
Alternative 2
Assumptions
•	Year 1: $20 million investment made
•	Year 2: FMV of investment determined to be $17 million
•	Year 3: FMV of investment determined to be $17 million
•	Year 4: FMV of investment determined to be $21 million
•	Year 5: FMV of investment determined to be $18 million
•	Year 6: Investment sold for $15 million
The impact, if any, on the capital gains portion of the incentive fee would be:
•	Year 1: No impact
•	Year 2: Decrease base amount on which the second part of the incentive fee is calculated by $3 million (unrealized capital depreciation)
•	Year 3: No impact
•	Year 4: Increase base amount on which the second part of the incentive fee is calculated by $3 million (reversal in unrealized capital depreciation)
•	Year 5: Decrease base amount on which the second part of the incentive fee is calculated by $2 million (unrealized capital depreciation)
•
Year 6: Decrease base amount on which the second part of the incentive fee is calculated by $3 million ($5 million of realized capital loss offset by a $2 million reversal in unrealized capital depreciation)

Alternative 3
Assumptions
•	Year 1: $20 million investment made in company A (“Investment A”), and $20 million investment made in company B (“Investment B”)
•	Year 2: FMV of Investment A is determined to be $21 million, and Investment B is sold for $18 million
•	Year 3: Investment A is sold for $23 million
The impact, if any, on the capital gains portion of the incentive fee would be:
•	Year 1: No impact
•	Year 2: Decrease base amount on which the second part of the incentive fee is calculated by $2 million (realized capital loss on Investment B)
•	Year 3: Increase base amount on which the second part of the incentive fee is calculated by $3 million (realized capital gain on Investment A)
Alternative 4
Assumptions
•	Year 1: $20 million investment made in company A (“Investment A”), and $20 million investment made in company B (“Investment B”)
•	Year 2: FMV of Investment A is determined to be $21 million, and FMV of Investment B is determined to be $17 million
•	Year 3: FMV of Investment A is determined to be $18 million, and FMV of Investment B is determined to be $18 million
•	Year 4: FMV of Investment A is determined to be $19 million, and FMV of Investment B is determined to be $21 million
•	Year 5: Investment A is sold for $17 million, and Investment B is sold for $23 million
The impact, if any, on the capital gains portion of the incentive fee would be:
•	Year 1: No impact
•	Year 2: Decrease base amount on which the second part of the incentive fee is calculated by $3 million (unrealized capital depreciation on Investment B)
•
Year 3: Decrease base amount on which the second part of the incentive fee is calculated by $1 million ($2 million in unrealized capital depreciation on Investment A and $1 million recovery in unrealized capital depreciation on Investment B)

•
Year 4: Increase base amount on which the second part of the incentive fee is calculated by $3 million ($1 million recovery in unrealized capital depreciation on Investment A and $2 million recovery in unrealized capital depreciation on Investment B)

•
Year 5: Increase base amount on which the second part of the incentive fee is calculated by $1 million ($3 million realized capital gain on Investment B offset by $3 million realized capital loss on Investment A plus a $1 million reversal in unrealized capital depreciation on Investment A from Year 4).

Duration and Termination
The Investment Advisory Agreement was originally approved by our Board of Directors on June 23, 2004 and was recently re-approved by the Board of Directors on June 15, 2010 for an additional one-year term expiring June 24, 2011. Unless terminated earlier as described below, it will remain in effect from year to year thereafter if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon not more than 60 days’ written notice to the other. See “Risk factors—Risks relating to our business — We are dependent upon Prospect Capital Management’s key management personnel for our future success.”
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
Prospect Administration previously engaged Vastardis Fund Services LLC (“Vastardis”) to serve as our sub-administrator to perform certain services required of Prospect Administration. On April 30, 2009 we gave a 60-day notice to Vastardis of termination of our agreement for Vastardis to provide sub-administration services effective June 30, 2009. We entered into a new consulting services agreement for the period from July 1, 2009 until the filing of our Form 10-K for the year ended June 30, 2009. We paid Vastardis a total of $30,000 for services rendered in conjunction with preparation of Form 10-K under the new agreement. All administration services were assumed by Prospect Administration effective September 14, 2009.
We reimbursed Prospect Administration $3.4 million, $2.9 million and $2.1 million for the twelve months ended June 30, 2010, June 30, 2009 and June 30, 2008, respectively, for services it provided to the Company at cost.

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
Most of the investments in our portfolio do not have market quotations which are readily available, meaning the investments do not have actively traded markets. Debt and equity securities for which market quotations are not readily available are valued with the assistance of an independent valuation service using a documented valuation policy and a valuation process that is consistently applied under the direction of our Board of Directors. For a discussion of the risks inherent in determining the value of securities for which readily available market values do not exist, see “Risk Factors—Risks Relating to Our Business— Most of our portfolio investments are recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is uncertainty as to the value of our portfolio investments.”

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
We primarily use newly issued shares to implement the plan, whether our shares are trading at a premium or at a discount to net asset value. However, we reserve the right to purchase shares in the open market in connection with our implementation of the plan. The number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the dividend payable to such stockholder by the market price per share of our common stock at the close of regular trading on The NASDAQ Global Select Market on the valuation date for such dividend. If we use newly-issued shares to implement the plan, the valuation date will not be earlier than the last day that stockholders have the right to elect to receive cash in lieu of shares. Market price per share on that date will be the closing price for such shares on The NASDAQ Global Select Market or, if no sale is reported for such day, at the average of their reported bid and asked prices. The number of shares of our common stock to be outstanding after giving effect to payment of the dividend cannot be established until the value per share at which additional shares will be issued has been determined and elections of our stockholders have been tabulated. Stockholders who do not elect to receive dividends in shares of common stock may experience accretion to the net asset value of their shares if our shares are trading at a premium at the time we issue new shares under the plan and dilution if our shares are trading at a discount. The level of accretion or discount would depend on various factors, including the proportion of our stockholders who participate in the plan, the level of premium or discount at which our shares are trading and the amount of the dividend payable to a stockholder.

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
Stockholders who receive dividends in the form of stock are subject to the same U.S. Federal, state and local tax consequences as are stockholders who elect to receive their dividends in cash. A stockholder’s basis for determining gain or loss upon the sale of stock received in a dividend from us will be equal to the total dollar amount of the dividend payable to the stockholder. Any stock received in a dividend will have a new holding period for tax purposes commencing on the day following the day on which the shares are credited to the U.S. stockholder’s account.
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

A “U.S. stockholder” is a beneficial owner of shares of our common stock that is for U.S. Federal income tax purposes:
•	a citizen or individual resident of the United States;

•
a corporation, or other entity treated as a corporation for U.S. Federal income tax purposes, created or organized in or under the laws of the United States or any state thereof or the District of Columbia;

•	an estate, the income of which is subject to U.S. Federal income taxation regardless of its source; or

•
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
Election To Be Taxed As A RIC
As a business development company, we have qualified and elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally are not subject to corporate-level U.S. Federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, or the Annual Distribution Requirement.
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
In order to qualify as a RIC for U.S. Federal income tax purposes, we must, among other things:
•	qualify to be treated as a business development company or be registered as a management investment company under the 1940 Act at all times during each taxable year;

•
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

•	diversify our holdings so that at the end of each quarter of the taxable year:
•
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

•
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
If we fail to satisfy the Annual Distribution Requirement or otherwise fail to qualify as a RIC in any taxable year, we will be subject to tax in that year on all of our taxable income, regardless of whether we make any distributions to our stockholders. In that case, all of such income will be subject to corporate-level U.S. Federal income tax, reducing the amount available to be distributed to our stockholders. See “Failure To Obtain RIC Tax Treatment.”
As a regulated investment company, we are not allowed to carry forward or carry back a net operating loss for purposes of computing our investment company taxable income in other taxable years. Certain of our investment practices may be subject to special and complex U.S. Federal income tax provisions that may, among other things, (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (ii) convert lower taxed long-term capital gain and qualified dividend income into higher taxed short-term capital gain or ordinary income, (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (iv) cause us to recognize income or gain without a corresponding receipt of cash, (v) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (vi) adversely alter the characterization of certain complex financial transactions, and (vii) produce income that will not be qualifying income for purposes of the 90% Income Test. We will monitor our transactions and may make certain tax elections in order to mitigate the effect of these provisions.
As described above, to the extent that we invest in equity securities of entities that are treated as partnerships for U.S. Federal income tax purposes, the effect of such investments for purposes of the 90% Income Test and the diversification tests will depend on whether or not the partnership is a “qualified publicly traded partnership” (as defined in the Code). If the partnership is a “qualified publicly traded partnership,” the net income derived from such investments will be qualifying income for purposes of the 90% Income Test and will be “securities” for purposes of the diversification tests. However, if the partnership is not treated as a “qualified publicly traded partnership,” then the consequences of an investment in the partnership will depend upon the amount and type of income and assets of the partnership allocable to us. The income derived from such investments may not be qualifying income for purposes of the 90% Income Test and, therefore, could adversely affect our qualification as a RIC. We intend to monitor our investments in equity securities of entities that are treated as partnerships for U.S. Federal income tax purposes to prevent our disqualification as a RIC.
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
We may be required to withhold U.S. Federal income tax, or backup withholding, currently at a rate of 28% (until January 1, 2011 when a higher rate of 31% will apply absent Congressional action) from all taxable distributions to any noncorporate U.S. stockholder (1) who fails to furnish us with a correct taxpayer identification number or a certificate that such stockholder is exempt from backup withholding, or (2) with respect to whom the IRS notifies us that such stockholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number is his or her social security number. Backup withholding is not an additional tax, and any amount withheld may be refunded or credited against the U.S. stockholder’s U.S. Federal income tax liability, provided that proper information is timely provided to the IRS.
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

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate and other market fluctuations. However, in connection with an investment or acquisition financing of a portfolio company, we may purchase or otherwise receive warrants to purchase the common stock of the portfolio company. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except with respect to money market funds, we generally cannot acquire more than 3% of the voting stock of any registered investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments subject our stockholders indirectly to additional expenses. None of these policies are fundamental and may be changed without stockholder approval.
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
(1)
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An “eligible portfolio company” is defined in the 1940 Act and rules adopted pursuant thereto as any issuer which:

(a)	is organized under the laws of, and has its principal place of business in, the United States;

(b)
is not an investment company (other than a small business investment company wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act for certain financial companies such as banks, brokers, commercial finance companies, mortgage companies and insurance companies; and

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
Temporary Investments
Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, including money market funds, U.S. government securities or high quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in money market funds, U.S. treasury bills or in repurchase agreements that are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC for U.S. Federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.
Senior Securities
We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any preferred stock or public debt securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios after giving effect to such distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors.”

Code of Ethics
We, Prospect Capital Management and Prospect Administration, have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. For information on how to obtain a copy of each code of ethics, see “Available Information.”
Investment Concentration
Our investment objective is to generate both current income and long-term capital appreciation through debt and equity investments. While we are diversifying the portfolio, many of our existing investments are in the energy and energy related industries.
Compliance Policies and Procedures
We and our Investment Adviser have adopted and implemented written policies and procedures reasonably designed to prevent violation of the U.S. Federal securities laws, and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation, and to designate a Chief Compliance Officer to be responsible for administering the policies and procedures. Brian H. Oswald serves as our Chief Compliance Officer.
Proxy Voting Policies and Procedures
We have delegated our proxy voting responsibility to Prospect Capital Management. The Proxy Voting Policies and Procedures of Prospect Capital Management are set forth below. The guidelines are reviewed periodically by Prospect Capital Management and our independent directors, and, accordingly, are subject to change.
Introduction. As an investment adviser registered under the Advisers Act, Prospect Capital Management has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, Prospect Capital Management recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients.
These policies and procedures for voting proxies for Prospect Capital Management’s Investment Advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.
Proxy policies. These policies are designed to be responsive to the wide range of subjects that may be the subject of a proxy vote. These policies are not exhaustive due to the variety of proxy voting issues that Prospect Capital Management may be required to consider. In general, Prospect Capital Management will vote proxies in accordance with these guidelines unless: (1) Prospect Capital Management has determined to consider the matter on a case-by-case basis (as is stated in these guidelines), (2) the subject matter of the vote is not covered by these guidelines, (3) a material conflict of interest is present, or (4) Prospect Capital Management might find it necessary to vote contrary to its general guidelines to maximize stockholder value and vote in its clients’ best interests. In such cases, a decision on how to vote will be made by the Proxy Voting Committee (as described below). In reviewing proxy issues, Prospect Capital Management will apply the following general policies:
Elections of directors. In general, Prospect Capital Management will vote in favor of the management-proposed slate of directors. If there is a proxy fight for seats on the Board of Directors or Prospect Capital Management determines that there are other compelling reasons for withholding votes for directors, the Proxy Voting Committee will determine the appropriate vote on the matter. Prospect Capital Management believes that directors have a duty to respond to stockholder actions that have received significant stockholder support. Prospect Capital Management may withhold votes for directors that fail to act on key issues such as failure to implement proposals to declassify boards, failure to implement a majority vote requirement, failure to submit a rights plan to a stockholder vote and failure to act on tender offers where a majority of stockholders have tendered their shares. Finally, Prospect Capital Management may withhold votes for directors of non-U.S. issuers where there is insufficient information about the nominees disclosed in the proxy statement.
Appointment of auditors. Prospect Capital Management believes that the Company remains in the best position to choose the auditors and will generally support management’s recommendation.

Changes in capital structure. Changes in a company’s charter, articles of incorporation or by-laws may be required by state or U.S. Federal regulation. In general, Prospect Capital Management will cast its votes in accordance with the Company’s management on such proposal. However, the Proxy Voting Committee will review and analyze on a case-by-case basis any proposals regarding changes in corporate structure that are not required by state or U.S. Federal regulation.
Corporate restructurings, mergers and acquisitions. Prospect Capital Management believes proxy votes dealing with corporate reorganizations are an extension of the investment decision. Accordingly, the Proxy Voting Committee will analyze such proposals on a case-by-case basis.
Proposals affecting the rights of stockholders. Prospect Capital Management will generally vote in favor of proposals that give stockholders a greater voice in the affairs of the Company and oppose any measure that seeks to limit those rights. However, when analyzing such proposals, Prospect Capital Management will weigh the financial impact of the proposal against the impairment of the rights of stockholders.
Corporate governance. Prospect Capital Management recognizes the importance of good corporate governance in ensuring that management and the Board of Directors fulfill their obligations to the stockholders. Prospect Capital Management favors proposals promoting transparency and accountability within a company.
Anti-takeover measures. The Proxy Voting Committee will evaluate, on a case-by-case basis, proposals regarding anti-takeover measures to determine the measure’s likely effect on stockholder value dilution.
Stock splits. Prospect Capital Management will generally vote with the management of the Company on stock split matters.
Limited liability of directors. Prospect Capital Management will generally vote with management on matters that would affect the limited liability of directors.
Social and corporate responsibility. The Proxy Voting Committee may review and analyze on a case-by-case basis proposals relating to social, political and environmental issues to determine whether they will have a financial impact on stockholder value. Prospect Capital Management may abstain from voting on social proposals that do not have a readily determinable financial impact on stockholder value.
Proxy voting procedures. Prospect Capital Management will generally vote proxies in accordance with these guidelines. In circumstances in which (1) Prospect Capital Management has determined to consider the matter on a case-by-case basis (as is stated in these guidelines), (2) the subject matter of the vote is not covered by these guidelines, (3) a material conflict of interest is present, or (4) Prospect Capital Management might find it necessary to vote contrary to its general guidelines to maximize stockholder value and vote in its clients’ best interests, the Proxy Voting Committee will vote the proxy.
Proxy voting committee. Prospect Capital Management has formed a proxy voting committee to establish general proxy policies and consider specific proxy voting matters as necessary. In addition, members of the committee may contact the management of the Company and interested stockholder groups as necessary to discuss proxy issues. Members of the committee will include relevant senior personnel. The committee may also evaluate proxies where we face a potential conflict of interest (as discussed below). Finally, the committee monitors adherence to guidelines, and reviews the policies contained in this statement from time to time.
Conflicts of interest. Prospect Capital Management recognizes that there may be a potential conflict of interest when it votes a proxy solicited by an issuer that is its advisory client or a client or customer of one of our affiliates or with whom it has another business or personal relationship that may affect how it votes on the issuer’s proxy. Prospect Capital Management believes that adherence to these policies and procedures ensures that proxies are voted with only its clients’ best interests in mind. To ensure that its votes are not the product of a conflict of interests, Prospect Capital Management requires that: (i) anyone involved in the decision making process (including members of the Proxy Voting Committee) disclose to the chairman of the Proxy Voting Committee any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (ii) employees involved in the decision making process or vote administration are prohibited from revealing how Prospect Capital Management intends to vote on a proposal in order to reduce any attempted influence from interested parties.

Proxy voting. Each account’s custodian will forward all relevant proxy materials to Prospect Capital Management, either electronically or in physical form to the address of record that Prospect Capital Management has provided to the custodian.
Proxy recordkeeping. Prospect Capital Management must retain the following documents pertaining to proxy voting:
•	copies of its proxy voting polices and procedures;
•	copies of all proxy statements;
•	records of all votes cast by Prospect Capital Management;
•	copies of all documents created by Prospect Capital Management that were material to making a decision how to vote proxies or that memorializes the basis for that decision; and
•	copies of all written client requests for information with regard to how Prospect Capital Management voted proxies on behalf of the client as well as any written responses provided.
All of the above-referenced records will be maintained and preserved for a period of not less than five years from the end of the fiscal year during which the last entry was made. The first two years of records must be maintained at our office.
Proxy voting records. Clients may obtain information about how Prospect Capital Management voted proxies on their behalf by making a written request for proxy voting information to: Compliance Officer, Prospect Capital Management LLC, 10 East 40th Street, 44th Floor, New York, NY 10016.
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
Investing in our Securities involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before you decide whether to make an investment in our Securities. The risks set forth below are not the only risks we face. If any of the adverse events or conditions described below occurs, our business, financial condition and results of operations could be materially adversely affected. In such case, our NAV, and the trading price of our common stock could decline, or the value of our preferred stock, debt securities, and warrants, if any are outstanding, may decline, and you may lose all or part of your investment.
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
Our actual results may differ significantly from any results expressed or implied by these forward looking statements. Some, but not all, of the factors that might cause such a difference include, but are not limited to:
•	our future operating results;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our portfolio companies to achieve their objectives;
•	difficulty in obtaining financing or raising capital, especially in the current credit and equity environment;
•	the level and volatility of prevailing interest rates and credit spreads, magnified by the current turmoil in the credit markets;
•	adverse developments in the availability of desirable loan and investment opportunities whether they are due to competition, regulation or otherwise;
•	a compression of the yield on our investments and the cost of our liabilities, as well as the level of leverage available to us;

•	our regulatory structure and tax treatment, including our ability to operate as a business development company and a regulated investment company;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments.;
•
authoritative generally accepted accounting principles or policy changes from such standard-setting bodies as the Financial Accounting Standards Board, the Securities and Exchange Commission, Internal Revenue Service, the New York Stock Exchange, and other authorities that we are subject to, as well as their counterparts in any foreign jurisdictions where we might do business; and

•	the risk factors set forth below.
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
We depend on the due diligence, skill and network of business contacts of the senior management of our Investment Adviser. We also depend, to a significant extent, on our Investment Adviser’s access to the investment professionals and the information and deal flow generated by these investment professionals in the course of their investment and portfolio management activities. The senior management team of the Investment Adviser evaluates, negotiates, structures, closes, monitors and services our investments. Our success depends to a significant extent on the continued service of the senior management team, particularly John F. Barry III and M. Grier Eliasek. The departure of any of the senior management team could have a materially adverse effect on our ability to achieve our investment objective. In addition, we can offer no assurance that Prospect Capital Management will remain our investment adviser or that we will continue to have access to its investment professionals or its information and deal flow.
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
With certain limited exceptions, as a BDC we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The amount of leverage that we employ will depend on our Investment Adviser’s and our Board of Directors’ assessment of market conditions and other factors at the time of any proposed borrowing. There is no assurance that a leveraging strategy will be successful. Leverage involves risks and special considerations for stockholders, including:
•	A likelihood of greater volatility in the net asset value and market price of our common stock;
•
Diminished operating flexibility as a result of asset coverage or investment portfolio composition requirements required by lenders or investors that are more stringent than those imposed by the 1940 Act;

•	The possibility that investments will have to be liquidated at less than full value or at inopportune times to comply with debt covenants or to pay interest or dividends on the leverage;
•	Increased operating expenses due to the cost of leverage, including issuance and servicing costs;
•	Convertible or exchangeable securities issued in the future may have rights, preferences and privileges more favorable than those of our common stock; and
•
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
Our most recent net asset value was calculated on June 30, 2010 and our NAV when calculated effective August 30, 2010 may be higher or lower.
Our most recently estimated NAV per share is $10.22 on an as adjusted basis solely to give effect to our issuance of common shares on July 30, 2010 in connection with our dividend reinvestment plan, and our sale of 3,814,528 shares of common stock during the period from July 1, 2010 through August 24, 2010 pursuant to the March 17, 2010 and July 19, 2010 equity distribution agreements, versus $10.29 determined by us as of June 30, 2010. NAV as of August 30, 2010 may be higher or lower than $10.22 based on potential changes in valuations and earnings for the quarter then ended. Our Board of Directors has not yet determined the fair value of portfolio investments at any date subsequent to June 30, 2010. Our Board of Directors determines the fair value of our portfolio investments on a quarterly basis in connection with the preparation of quarterly financial statements and based on input from an independent valuation firm, our Investment Advisor and the audit committee of our Board of Directors.

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
The incentive fee payable by us to Prospect Capital Management may create an incentive for our Investment Adviser to make investments on our behalf that are more speculative or involve more risk than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable is determined (calculated as a percentage of the return on invested capital) may encourage the Investment Adviser to use leverage to increase the return on our investments. Increased use of leverage and this increased risk of replacement of that leverage at maturity would increase the likelihood of default, which would disfavor holders of our common stock. Similarly, because the Investment Adviser will receive an incentive fee based, in part, upon net capital gains realized on our investments, the Investment Adviser may invest more than would otherwise be appropriate in companies whose securities are likely to yield capital gains, as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.
The incentive fee payable by us to Prospect Capital Management could create an incentive for our Investment Adviser to invest on our behalf in instruments, such as zero coupon bonds, that have a deferred interest feature. Under these investments, we would accrue interest income over the life of the investment but would not receive payments in cash on the investment until the end of the term. Our net investment income used to calculate the income incentive fee, however, includes accrued interest. For example, accrued interest, if any, on our investments in zero coupon bonds will be included in the calculation of our incentive fee, even though we will not receive any cash interest payments in respect of payment on the bond until its maturity date. Thus, a portion of this incentive fee would be based on income that we may not have yet received in cash in the event of default may never receive.
Changes in laws or regulations governing our operations may adversely affect our business.
We and our portfolio companies are subject to regulation by laws at the local, state and U.S. Federal levels. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, changes in these laws or regulations could have a materially adverse effect on our business. For additional information regarding the regulations we are subject to, see “Business — Regulation as a Business Development Company.”
Recent developments may increase the risks associated with our business and an investment in us.
The U.S. financial markets have been experiencing a high level of volatility, disruption and distress, which was exacerbated by the failure of several major financial institutions in the last few months of 2008. In addition, the U.S. economy has been in a recession, the aftermath of which may be severe and prolonged. Similar conditions have occurred in the financial markets and economies of numerous other countries and could worsen, both in the U.S. and globally. These conditions have raised the level of many of the risks described in this document and could have an adverse effect on our portfolio companies as well as on our business, financial condition, results of operations, dividend payments, credit facility, access to capital, valuation of our assets, NAV and our stock price.
Risks Relating To Our Operation As A Business Development Company
Our Investment Adviser and its senior management team have limited experience managing a business development company under the 1940 Act.
The 1940 Act imposes numerous constraints on the operations of business development companies. For example, business development companies are required to invest at least 70% of their total assets in securities of certain privately held, thinly traded or distressed U.S. companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Our Investment Adviser’s and its senior management team’s limited experience in managing a portfolio of assets under such constraints may hinder their ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective. In addition, our investment strategies differ in some ways from those of other investment funds that have been managed in the past by investment professionals.

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
If we fail to qualify as a RIC for any reason or become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the actual amount of our distributions. Such a failure would have a materially adverse effect on us and our stockholders. For additional information regarding asset coverage ratio and RIC requirements, see “Business — Tax Considerations” and “Business — Regulation as a Business Development Company”.
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

As a BDC regulated under provisions of the 1940 Act, we are not generally able to issue and sell our common stock at a price below the current net asset value per share. If our common stock trades at a discount to net asset value, this restriction could adversely affect our ability to raise capital. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of our common stock in certain circumstances, including if (i)(1) the holders of a majority of our shares (or, if less, at least 67% of a quorum consisting of a majority of our shares) and a similar majority of the holders of our shares who are not affiliated persons of us approve the sale of our common stock at a price that is less than the current net asset value, and (2) a majority of our Directors who have no financial interest in the transaction and a majority of our independent Directors (a) determine that such sale is in our and our stockholders’ best interests and (b) in consultation with any underwriter or underwriters of the offering, make a good faith determination as of a time either immediately prior to the first solicitation by us or on our behalf of firm commitments to purchase such shares, or immediately prior to the issuance of such shares, that the price at which such shares are to be sold is not less than a price which closely approximates the market value of such shares, less any distributing commission or discount or if (ii) a majority of the number of the beneficial holders of our common stock entitled to vote at our annual meeting, without regard to whether a majority of such shares are voted in favor of the proposal, approve the sale of our common stock at a price that is less than the current net asset value per share. At our 2008 annual meeting of stockholders held on February 12, 2009, and our 2009 annual meeting of stockholders held on December 11, 2009, we obtained the first method of approval from our shareholders. See “If we sell common stock at a discount to our net asset value per share, stockholders who do not participate in such sale will experience immediate dilution in an amount that may be material” discussed below.
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
Common stock of BDCs, like that of closed-end investment companies, frequently trades at a discount to current net asset value, which could adversely affect the ability to raise capital. In the past, our common stock has traded at a discount to our net asset value. However, we have been able to periodically raise capital pursuant to authority granted by our stockholders at our 2008 and 2009 annual meetings to sell an unlimited number of shares of our common stock at any level of discount from net asset value during the 12 month period following such approval. The risk that our common stock may continue to trade at a discount to our net asset value is separate and distinct from the risk that our net asset value per share may decline.
If we sell common stock at a discount to our net asset value per share, stockholders who do not participate in such sale will experience immediate dilution in an amount that may be material.
At our annual meeting of stockholders held on December 11, 2009, our stockholders approved our ability to sell an unlimited number of shares of our common stock at any level of discount from net asset value per share during the 12 month period following the December 11, 2009 approval in accordance with the exception described above in “— Regulations governing our operation as a business development company affect our ability to raise, and the way in which we raise, additional capital.” The issuance or sale by us of shares of our common stock at a discount to net asset value poses a risk of dilution to our stockholders. In particular, stockholders who do not purchase additional shares at or below the discounted price in proportion to their current ownership will experience an immediate decrease in net asset value per share (as well as in the aggregate net asset value of their shares if they do not participate at all). These stockholders will also experience a disproportionately greater decrease in their participation in our earnings and assets and their voting power than the increase we experience in our assets, potential earning power and voting interests from such issuance or sale. They may also experience a reduction in the market price of our common stock. For additional information and hypothetical examples of these risks, see “Sales of Common Stock Below Net Asset Value” and the prospectus supplement pursuant to which such sale is made.

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
The Company may be unable to realize the benefits anticipated by the merger with Patriot or may take longer than anticipated to achieve such benefits.
On December 2, 2009, we completed our previously announced acquisition of Patriot under the Agreement and Plan of Merger, dated as of August 3, 2009, by and among, us and Patriot. The realization of certain benefits anticipated as a result of the merger will depend in part on the integration of Patriot’s investment portfolio with the Company and the successful inclusion of Patriot’s investment portfolio in the Company’s financing operations. There can be no assurance that Patriot’s business can be operated profitably or integrated successfully into the Company’s operations in a timely fashion or at all. The dedication of management resources to such integration may detract attention from the day-to-day business of the Company and there can be no assurance that there will not be substantial costs associated with the transition process or that there will not be other material adverse effects as a result of these integration efforts. Such effects, including but not limited to, incurring unexpected costs or delays in connection with such integration and failure of Patriot’s investment portfolio to perform as expected, could have a material adverse effect on the financial results of the Company.

Risks Relating To Our Investments
We may not realize gains or income from our investments.
We seek to generate both current income and capital appreciation. However, the securities we invest in may not appreciate and, in fact, may decline in value, and the issuers of debt securities we invest in may default on interest and/or principal payments. Accordingly, we may not be able to realize gains from our investments, and any gains that we do realize may not be sufficient to offset any losses we experience. See “Business — Our Investment Objective and Policies”.
Our portfolio is concentrated in a limited number of portfolio companies in the energy industry, which subject us to a risk of significant loss if any of these companies defaults on its obligations under any of the securities that we hold or if the energy industry experiences a downturn.
As of June 30, 2010, we had invested in a number of companies in the energy and energy related industries. A consequence of this lack of diversification is that the aggregate returns we realize may be significantly and adversely affected if a small number of such investments perform poorly or if we need to write down the value of any one investment. Beyond our income tax diversification requirements, we do not have fixed guidelines for diversification, and our investments are concentrated in relatively few portfolio companies. In addition, to date we have concentrated on making investments in the energy industry. While we expect to be less focused on the energy and energy related industries in the future, we anticipate that we will continue to have significant holdings in the energy and energy related industries. As a result, a downturn in the energy industry could materially and adversely affect us.
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

•
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

•
Climate Change. There is evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, customers of energy companies needs vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increased energy use due to weather changes may require additional investments by our portfolio companies in more pipelines and other infrastructure to serve increased demand. A decrease in energy use due to weather changes may affect our portfolio companies financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions. Energy companies could also be affected by the potential for lawsuits against or taxes or other regulatory costs imposed on greenhouse gas emitters, based on links drawn between greenhouse gas emissions and climate change.

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

•	they have difficulty accessing the capital markets to meet future capital needs; and
•	increased taxes, regulatory expense or the costs of changes to the way they conduct business due to the effects of climate change may adversely affect their business, financial structure or prospects.
In addition, our executive officers, directors and our Investment Adviser could, in the ordinary course of business, be named as defendants in litigation arising from proposed investments or from our investments in the portfolio companies.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.
The U.S. financial markets have been experiencing a high level of volatility, disruption and distress, which was exacerbated by the failure of several major financial institutions in the last few months of 2008. In addition, the U.S. economy has been in a recession, the aftermath of which may be severe and prolonged. Similar conditions have occurred in the financial markets and economies of numerous other countries and could worsen, both in the U.S. and globally. Our portfolio companies will generally be affected by the conditions and overall strength of the national, regional and local economies, including interest rate fluctuations, changes in the capital markets and changes in the prices of their primary commodities and products. These factors also impact the amount of residential, industrial and commercial growth in the energy industry. Additionally, these factors could adversely impact the customer base and customer collections of our portfolio companies.
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

•	bankruptcy laws may limit our ability to realize value from the collateral and may delay the realization process;
•	our rights in the collateral may be adversely affected by the failure to perfect security interests in the collateral;
•	the need to obtain regulatory and contractual consents could impair or impede how effectively the collateral would be liquidated and could affect the value received; and
•
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

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or business development companies;
•	loss of RIC qualification;
•	changes in earnings or variations in operating results;
•	changes in the value of our portfolio of investments;
•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•	departure of one or more of Prospect Capital Management’s key personnel;
•	operating performance of companies comparable to us;
•	changes in prevailing interest rates;
•	litigation matters;
•	general economic trends and other external factors; and
•	loss of a major funding source.
Sales of substantial amounts of our securities in the public market may have an adverse effect on the market price of our securities.
As of August 30, 2010, we have 75,733,865 shares of common stock outstanding. Sales of substantial amounts of our securities or the availability of such securities for sale could adversely affect the prevailing market price for our securities. If this occurs and continues it could impair our ability to raise additional capital through the sale of securities should we desire to do so.
There is a risk that you may not receive distributions or that our distributions may not grow over time.
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
Our charter and bylaws and the Maryland General Corporation Law contain provisions that may have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for our stockholders or otherwise be in their best interest. These provisions may prevent shareholders from being able to sell shares of its common stock at a premium over the current of prevailing market prices.
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

Our charter and bylaws also provide that our Board of Directors has the exclusive power to adopt, alter or repeal any provision of our bylaws, and to make new bylaws. The Maryland General Corporation Law also contains certain provisions that may limit the ability of a third party to acquire control of us, such as:
•
The Maryland Business Combination Act, which, subject to certain limitations, prohibits certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of the common stock or an affiliate thereof) for five years after the most recent date on which the stockholder becomes an interested stockholder and, thereafter, imposes special minimum price provisions and special stockholder voting requirements on these combinations; and

•
The Maryland Control Share Acquisition Act, which provides that “control shares” of a Maryland corporation (defined as shares of common stock which, when aggregated with other shares of common stock controlled by the stockholder, entitles the stockholder to exercise one of three increasing ranges of voting power in electing directors, as described more fully below) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares of common stock.

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
As permitted by Maryland law, our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions by any person of our common stock. Although our bylaws include such a provision, such a provision may also be amended or eliminated by our Board of Directors at any time in the future, provided that we will notify the Division of Investment Management at the SEC prior to amending or eliminating this provision.
We may in the future choose to pay dividends in our own stock, in which case our shareholders may be required to pay tax in excess of the cash they receive.
We may distribute taxable dividends that are payable in part in our stock. Under IRS Revenue Procedure 2010-12, which extended and modified Revenue Procedure 2009-15, up to 90% of any such taxable dividend for 2009, 2010, and 2011 could be payable in our stock. The IRS has also issued (and where Revenue Procedure 2009-15 or 2010-12 is not currently applicable, the IRS continues to issue) private letter rulings on cash/stock dividends paid by regulated investment companies and real estate investment trusts using a 20% cash standard (instead of the 10% cash standard of Revenue Procedures 2009-15 and 2010-12) if certain requirements are satisfied. Taxable stockholders receiving such dividends would be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of its current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, it may be subject to transaction fees (e.g. broker fees or transfer agent fees) and the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of its stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock. It is unclear whether and to what extent we will be able to pay dividends in cash and our stock (whether pursuant to Revenue Procedure 2009-15 or 2010-12, a private letter ruling, or otherwise.

Item 1B.	Unresolved Staff Comments.
Not applicable

Item 2.	Properties.
We do not own any real estate or other physical properties materially important to our operation. Our principal executive offices are located at 10 East 40th Street, New York, New York 10016, where we occupy our office space pursuant to our Administration Agreement with Prospect Administration. The office facilities, which are shared with our Investment Adviser and Administrator, consist of approximately 8,987 square feet, of which 3,087 square feet were added subsequent to June 30, 2010, and are leased through October 2014. We believe that our office facilities are suitable and adequate for our business as currently conducted.

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

In May 2006, based in part on unfavorable due diligence and the absence of investment committee approval, we declined to extend a loan for $10 million to a potential borrower (“plaintiff”). Plaintiff was subsequently sued by its own attorney in a local Texas court for plaintiff’s failure to pay fees owed to its attorney. In December 2006, plaintiff filed a cross-action against us and certain affiliates (the “defendants”) in the same local Texas court, alleging, among other things, tortuous interference with contract and fraud. We petitioned the United States District Court for the Southern District of New York (the “District Court”) to compel arbitration and to enjoin the Texas action. In February 2007, our motions were granted. Plaintiff appealed that decision. On July 24, 2008, the Second Circuit Court of Appeals affirmed the judgment of the District Court. The arbitration commenced in July 2007 and concluded in late November 2007. Post-hearing briefings were completed in February 2008. On April 14, 2008, the arbitrator rendered an award in our favor, rejecting all of plaintiff’s claims. On April 18, 2008, we filed a petition before the District Court to confirm the award. On October 8, 2008, the District Court granted the Company’s petition to confirm the award, confirmed the awards and subsequently entered judgment thereon in favor of the Company in the amount of $2.3 million. After filing a defective notice of appeal to the United States Court of Appeals for the Second Circuit on November 5, 2008, plaintiff’s counsel resubmitted a new notice of appeal on January 9, 2009. The plaintiff subsequently requested that the Company agree to stipulate to the withdrawal of plaintiff’s appeal to the Second Circuit. Such a stipulation was filed with the Second Circuit on or about April 14, 2009. Based on this stipulation, the Second Circuit issued a mandate terminating the appeal, which was transmitted to the District Court on April 23, 2009. Post-judgment discovery against plaintiff is continuing and we have filed a motion for sanctions against plaintiff’s counsel. Argument for the motion for sanctions was held on November 19, 2009 and a decision from the court is pending. On March 9, 2010, Judge Leonard Sands granted our motion for sanctions against plaintiff’s counsel. On July 14, 2010, Arnold & Itkin filed a notice of appeal appealing the judgment and the Court’s March 9, 2010 Memorandum and Order.

Item 4.	Removed and reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
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

				Premium	Premium
				(Discount) of	(Discount) of
	Net Asset			High Sales	Low Sales
	Value Per			Price to Net	Price to Net
Year Ended	Share(1)	High	Low	Asset Value	Asset Value

June 30, 2010
First quarter	$11.11	$10.99	$8.82	(1.1%)	(20.6%)
Second quarter	$10.06	$12.31	$9.93	22.4%	(1.3%)
Third quarter	$10.09	$13.20	$10.45	30.8%	3.6%
Fourth quarter	$10.29	$12.20	$9.65	18.6%	(6.2%)

June 30, 2009
First quarter	$14.63	$14.24	$11.12	(2.7%)	(24.0%)
Second quarter	$14.43	$13.08	$6.29	(9.4%)	(56.4%)
Third quarter	$14.19	$12.89	$6.38	(9.2%)	(55.0%)
Fourth quarter	$12.40	$10.48	$7.95	(15.5%)	(35.9%)

June 30, 2008
First quarter	$15.08	$18.68	$14.16	23.9%	(6.1%)
Second quarter	$14.58	$17.17	$11.22	17.8%	(23.0%)
Third quarter	$14.15	$16.00	$13.55	13.1%	(4.2%)
Fourth quarter	$14.55	$16.12	$13.18	10.8%	(9.4%)

(1)
Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high or low sales price. The net asset values shown are based on outstanding shares at the end of each period.

On August 20, 2010, the last reported sales price of our common stock was $9.43 per share. As of August 20, 2010, we had approximately 56 stockholders of record, and we had approximately 53,829 beneficial owners whose shares are held in the names of brokers, dealers and clearing agencies.
Distributions
Through March 2010, we made quarterly distributions to our stockholders out of assets legally available for distribution. In June 2010, we changed our distribution policy from a quarterly payment to a monthly payment and intend to continue with monthly distributions. Our distributions, if any, will be determined by our Board of Directors. Certain amounts of the monthly distributions may from time to time be paid out of our capital rather than from earnings for the quarter as a result of our deliberate planning or by accounting reclassifications.

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
•	98% of our ordinary income for the calendar year,

•	98% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and

•	any ordinary income and net capital gains for preceding years that were not distributed during such years.
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
With respect to the dividends paid to stockholders, income from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies were treated as taxable income and accordingly, distributed to stockholders. During the fiscal year ended June 30, 2010, we declared total dividends of approximately $96.4 million.
Tax characteristics of all distributions will be reported to stockholders, as appropriate, on Form 1099-DIV after the end of the year. Our ability to pay distributions could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

The following table reflects the dividends per share that we have declared on our common stock to date:

				Amount
Declaration Date	Record Date	Pay Date	Rate	(in thousands)
6/18/2010	8/31/2010	9/30/2010	$0.10050	$7,611
6/18/2010	7/30/2010	8/31/2010	0.10025	7,330
6/18/2010	6/30/2010	7/30/2010	0.10000	6,909
3/18/2010	3/31/2010	4/23/2010	0.41000	26,403
12/17/2009	12/31/2009	1/25/2010	0.40875	25,894
9/28/2009	10/8/2009	10/19/2009	0.40750	22,279
6/23/2009	7/8/2009	7/20/2009	0.40625	19,548
3/24/2009	3/31/2009	4/20/2009	0.40500	12,671
12/19/2008	12/31/2008	1/19/2009	0.40375	11,966
9/16/2008	9/30/2008	10/16/2008	0.40250	11,882
6/19/2008	6/30/2008	7/16/2008	0.40125	11,845
3/6/2008	3/31/2008	4/16/2008	0.40000	10,468
12/8/2007	12/28/2007	1/7/2008	0.39500	9,370
9/6/2007	9/19/2007	9/28/2007	0.39250	7,830
6/14/2007	6/22/2007	6/29/2007	0.39000	7,753
3/14/2007	3/23/2007	3/30/2007	0.38750	7,667
12/15/2006	12/29/2006	1/5/2007	0.38500	7,264
7/31/2006	9/22/2006	9/29/2006	0.38000	4,858
6/14/2006	6/23/2006	6/30/2006	0.34000	2,401
3/15/2006	3/24/2006	3/31/2006	0.30000	2,117
12/12/2005	12/22/2005	12/29/2005	0.28000	1,975
9/15/2005	9/22/2005	9/29/2005	0.20000	1,411
4/21/2005	6/10/2005	6/30/2005	0.15000	1,058
2/9/2005	3/11/2005	3/31/2005	0.12500	882
11/11/2004	12/10/2004	12/30/2004	0.10000	706

Since Inception				$230,098

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

During the year ended June 30, 2010, we distributed 1,016,513 shares of common stock in accordance with this dividend reinvestment plan. All of the shares issued were distributed from new issues.
The following table reflects dividend reinvestments distributed through the issuance of new shares:

		Aggregate Offering
Record Date	Shares Issued	Price (in thousands)	% of Dividend
June 30, 2010	83,875	$822	11.9%
March 31, 2010	248,731	2,962	11.2%
December 31, 2009	236,985	2,896	11.2%
October 8, 2009	233,523	2,456	11.0%
July 8, 2009	297,274	2,901	14.8%
March 31, 2009	214,456	1,827	14.4%
December 31, 2008	148,200	1,774	14.8%
September 30, 2008	117,549	1,506	12.7%
March 31, 2008	99,241	1,510	14.4%
September 19, 2007	72,073	1,243	15.9%
June 22, 2007	69,834	1,190	15.3%
March 23, 2007	93,843	1,595	20.8%
December 29, 2006	108,047	1,850	25.5%
September 22, 2006	80,818	1,273	26.2%
June 23, 2006	7,932	130	5.4%
March 24, 2006	6,841	111	5.2%
The following table reflects dividend reinvestments distributed from re-acquired shares:

		Aggregate Amount
		Distributed
Record Date	Shares Purchased	(in thousands)	% of Dividend
June 30, 2008	133,156	$1,635	13.8%
December 28, 2007	111,335	1,541	16.4%
December 22, 2005	6,192	95	4.8%
September 22, 2005	7,848	105	7.4%
June 10, 2005	10,885	138	13.0%
March 11, 2005	8,986	117	13.2%
December 10, 2004	7,540	92	13.0%

Stock Performance Graph
This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 Index, for the period July 1, 2005 through June 30, 2010. The graph assumes that, on July 1, 2005, a person invested $100 in each of our common stock, the S&P 500 Index, and the NASDAQ Financial 100 Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.
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
The following selected financial data is derived from our financial statements which have been audited by BDO USA LLP, our independent registered public accounting firm. The financial data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included below in this annual report.

	For the Year/Period Ended June 30,
	2010	2009	2008	2007	2006
	(in thousands except data relating to shares, per share and number of portfolio companies)

Performance Data:
Interest income	$86,518	$62,926	$59,033	$30,084	$13,268
Dividend income	15,366	22,793	12,033	6,153	3,601
Other income	11,751	14,762	8,336	4,444	—

Total investment income	113,635	100,481	79,402	40,681	16,869

Interest and credit facility expenses	(8,382)	(6,161)	(6,318)	(1,903)	(642)
Investment advisory expense	(30,542)	(26,705)	(20,199)	(11,226)	(3,868)
Other expenses	(8,260)	(8,452)	(7,772)	(4,421)	(3,801)

Total expenses	(47,184)	(41,318)	(34,289)	(17,550)	(8,311)

Net investment income	66,451	59,163	45,113	23,131	8,558

Realized and unrealized (losses) gains	(47,565)	(24,059)	(17,522)	(6,403)	4,338

Net increase in net assets from operations	$18,886	$35,104	$27,591	$16,728	$12,896

Per Share Data:
Net increase in net assets from operations(1)	$0.32	$1.11	$1.17	$1.06	$1.83
Distributions declared per share	$(1.33)	$(1.62)	$(1.59)	$(1.54)	$(1.12)
Average weighted shares outstanding for the period	59,429,222	31,559,905	23,626,642	15,724,095	7,056,846

Assets and Liabilities Data:
Investments	$748,483	$547,168	$497,530	$328,222	$133,969
Other assets	84,212	119,857	44,248	48,280	4,511

Total assets	832,695	667,025	541,778	376,502	138,480

Amount drawn on credit facility	100,300	124,800	91,167	—	28,500
Amount owed to related parties	9,115	6,713	6,641	4,838	745
Other liabilities	12,595	2,916	14,347	71,616	965

Total liabilities	122,010	134,429	112,155	76,454	30,210

Net assets	$710,685	$532,596	$429,623	$300,048	$108,270

Investment Activity Data:
No. of portfolio companies at period end	58	30	29 (2)	24 (2)	15
Acquisitions	$157,662	$98,305	$311,947	$167,255	$83,625
Sales, repayments, and other disposals	$136,221	$27,007	$127,212	$38,407	$9,954
Weighted-Average Yield at end of period(3)	14.2%	13.7%	15.5%	17.1%	17.0%

(1)	Per share data is based on average weighted shares for the period

(2)	Includes a net profits interest in Charlevoix Energy Trading LLC (“Charlevoix”), remaining after loan was paid

(3)	Includes dividends from certain equity investments

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (All figures in this item are in thousands except per share and other data)
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
The aggregate value of our portfolio investments was $748,483 and $547,168 as of June 30, 2010 and June 30, 2009, respectively. During the fiscal year ended June 30, 2010, our net cost of investments increased by $197,335, or 37.1%, primarily as a result of the acquisition of Patriot Capital Funding, Inc. (“Patriot”) and our investment in three new and several follow-on investments while we sold one investment and we received repayment on eight other investments.
Compared to the end of last fiscal year (ended June 30, 2009), net assets increased by $178,089 or 33.4% during the year ended June 30, 2010, from $532,596 to $710,685. This increase resulted from the issuance of new shares of our common stock (less offering costs) in the amount of $156,221, equity issued in conjunction with the Patriot acquisition of $92,800, dividend reinvestments of $11,216, and another $18,886 from operations. These increases, in turn, were offset by $101,034 in dividend distributions to our stockholders. The $18,886 increase in net assets resulting from operations is net of the following: net investment income of $66,451, realized loss on investments of $51,545, and a net increase in net assets due to changes in net unrealized appreciation of investments of $3,980.
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
The merger has been accounted for as an acquisition of Patriot by Prospect Capital Corporation (“Prospect”) in accordance with acquisition method of accounting as detailed in ASC 805, Business Combinations (“ASC 805”). The fair value of the consideration paid was allocated to the assets acquired and liabilities assumed based on their fair values as the date of acquisition. As described in more detail in ASC 805, goodwill, if any, would have been recognized as of the acquisition date, if the consideration transferred exceeded the fair value of identifiable net assets acquired. As of the acquisition date, the fair value of the identifiable net assets acquired exceeded the fair value of the consideration transferred, and we recognized the excess as a gain. A preliminary gain of $5,714 was recorded by Prospect in the quarter ended December 31, 2009 related to the acquisition of Patriot, which was revised in the fourth quarter of Fiscal 2010, to $7,708, when we settled severance accruals related to certain members of Patriot’s top management. Under ASC 805, the adjustment to our preliminary estimates is reflected in the three and six months ended December 31, 2009 (See Note 13 to our consolidated financial statements.). The acquisition of Patriot was negotiated in July 2009 with the purchase agreement being signed on August 3, 2009. Between July 2009 and December 2, 2009, our valuation of certain of the investments acquired from Patriot increased due to market improvement, which resulted in the recognition of the gain at closing.

The purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values as summarized in the following table:

Cash (to repay Patriot debt)	$107,313
Cash (to fund purchase of restricted stock from former Patriot employees)	970
Common stock issued (1)	92,800

Total purchase price	201,083

Assets acquired:
Investments (2)	207,126
Cash and cash equivalents	1,697
Other assets	3,859

Assets acquired	212,682
Other liabilities assumed	(3,891)

Net assets acquired	208,791

Preliminary gain on Patriot acquisition (3)	$7,708

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

(3)
The preliminary gain has been determined based upon the estimated value of certain liabilities which are not yet settled. Any changes to such accruals will be recorded in future periods as an adjustment to such gain. We do not believe such adjustments will be material.

During the period from the acquisition of Patriot on December 2, 2009 to June 30, 2010, we recognized $18,795 of interest income due to purchase discount accretion from the assets acquired from Patriot. Included in this amount is $14,216 resulting from the acceleration of purchase discounts from the early repayments of four loans, two revolving lines of credit, sale of one investment position and restructuring of five loans.
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
We believe that Prospect is well positioned to navigate through these adverse market conditions. As a business development company, we are limited to a maximum 1 to 1 debt to equity ratio, and as of June 30, 2010, we had $180,678 available under our credit facility, of which $100,300 was outstanding. Further, as we make additional investments that are eligible to be pledged under the credit facility, we will generate additional credit facility availability. The revolving period for our credit facility continues until June 13, 2012, with an amortization running to June 13, 2013, with interest distributions to us allowed.

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
On March 4, 2010, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $439,622 of additional equity securities as of June 30, 2010.
On March 17, 2010, we established an at-the-market program through which we sold shares of our common stock. An at-the-market offering is a registered offering by a publicly traded issuer of its listed equity securities selling shares directly into the market at market prices. We engaged two broker-dealers to act as agents and sell our common stock directly into the market over a period of time. We paid a 2% commission to the broker-dealer on shares sold. Through this program we issued 8,000,000 shares of our common stock at an average price of $10.90 per share, raising $87,177 of gross proceeds, from March 23, 2010 through July 21, 2010.
On July 19, 2010, we established a new at-the-market program, as we had sold all the shares authorized in the original at-the-market program, through which we may sell, from time to time and at our discretion, 6,000,000 shares of our common stock. We engaged three broker-dealers to act as potential agents and sell our common stock directly into the market over a period of time. We currently pay a 2% commission to the broker-dealer on shares sold. Through this program we issued 3,814,528 shares of our common stock at an average price of $9.71 per share, raising $37,052 of gross proceeds, from July 22, 2010 through August 24, 2010.
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
Investment Transactions
On April 7, 2010, we purchased $12,296 of second lien notes in Seaton Corporation, a human resources services company. The second lien notes bear interest in cash at the greater of 12.5% or Libor plus 9.0% and have a final maturity on March 14, 2011.
On May 26, 2010, we purchased $15,000 in senior notes issued by an affiliate of SkillSoft PLC, a leading “Software as a Service” provider of on-demand, e-learning, and performance support solutions. The senior notes bear interest in cash at 11.125% and has a final maturity on June 1, 2018.
On June 2, 2010, we made a secured second lien debt investment of $20,000 in Hoffmaster, Inc., which primarily serves the foodservice and consumer market segments. The secured second lien debt bears interest in cash at 13.50% and has a final maturity on June 2, 2017.
On June 24, 2010, we closed a $25,500 senior secured credit facility for EXL Acquisition Corp., a leading manufacturer and marketer of consumable lab testing equipment and supplies. The senior secured credit facility is composed of a Term A Loan and a Term B Loan. The Term A Loan bears interest in cash at [the greater of Libor plus 5.5% or, the greater of the (i) Prime Rate, (ii) the Federal Funds Rate plus 0.5% or (iii) 4.25% plus 4.5%] and has a final maturity on June 24, 2015. The Term B Loan bears interest in cash at 12.0% and interest in kind at 2.0% and has a final maturity on December 24, 2015.

Equity Issuance
From April 1, 2010 to July 16, 2010, we completed the sale of the remaining 7,188,500 shares of our common stock pursuant to the March 17, 2010 equity distribution agreements, resulting in net proceeds of approximately $75,231 after deducting related expenses including commissions.
On April 23, 2010, we issued 248,731 shares of our common stock in connection with the dividend reinvestment plan.
Dividend
On June 18, 2010, we announced a change in dividend policy from quarterly to monthly dividends and declared monthly dividends in the following amounts and with the following dates:
•	$0.10 per share for June 2010 to holders of record on June 30, 2010 with a payment date of July 30, 2010;

•	$0.10025 per share for July 2010 to holders of record on July 30, 2010 with a payment date of August 31, 2010; and

•	$0.10050 per share for August 2010 to holders of record on August 31, 2010 with a payment date of September 30, 2010.
Credit Facility
On June 14, 2010, we closed an extension and expansion of our revolving credit facility with a syndicate of lenders. The lenders have commitments of $210,000 under the new credit facility as of June 14, 2010. The new credit facility includes an accordion feature which allows the facility to be increased to up to $300,000 of commitments in the aggregate to the extent additional or existing lenders commit to increase the commitments. We will seek to add additional lenders in order to reach the maximum size; although no assurance can be given we will be able to do so. As we make additional investments which are eligible to be pledged under the credit facility, we will generate additional availability to the extent such investments are eligible to be placed into the borrowing base. The revolving period of the credit facility extends through June 2012, with an additional one year amortization period (with distributions allowed) after the completion of the revolving period. During such one year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one year amortization period, the remaining balance will become due if required by the lenders. Interest on borrowings under the credit facility is one-month Libor plus 325 basis points, subject to a minimum Libor floor of 100 basis points. Additionally, the lenders charge a fee on the unused portion of the credit facility equal to either 75 basis points if at least half of the credit facility is used or 100 basis points otherwise. The credit facility will be used, together with our equity capital, to make additional long-term investments.
The new credit facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The new credit facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the new credit facility. The new credit facility also requires the maintenance of a minimum liquidity requirement.
Recent Developments
On July 14, 2010, we closed a $37,400 first lien senior secured credit facility to support the acquisition by H.I.G. Capital of a leading consumer credit enhancement services company.
On July 23, 2010, we made a secured debt investment of $21,000 in SonicWALL, Inc., a global leader in network security and data protection for small, mid-sized, and large enterprise organizations.
On July 30, 2010, we issued 83,875 shares of our common stock in connection with the dividend reinvestment plan.

On July 30, 2010, we invested $52,420 of combined debt and equity in AIRMALL USA Inc., a leading developer and manager of airport retail operations.
On July 30, 2010, we recapitalized our debt investment in Northwestern Management Services, LLC, a leading dental practice management company in the Southeast Florida market, providing $10,774 of additional funding to fund the acquisition of six dental practices.
During the period from July 1, 2010 to July 21, 2010, we issued 2,748,600 shares of our common stock at an average price of $9.75 per share, and raised $26,799 of gross proceeds, under our at-the-market program. Net proceeds were $26,262 after 2% commission to the broker-dealer on shares sold.
During the period from July 22, 2010 to August 24, 2010, we issued 3,814,528 shares of our common stock at an average price of $9.71 per share, and raised $37,052 of gross proceeds, under our at-the-market program. Net proceeds were $36,335 after 2% commission to the broker-dealer on shares sold.
On August 26, 2010, we declared monthly dividends in the following amounts and with the following dates:
•	$0.100625 per share for September 2010 to holders of record on September 30, 2010 with a payment date of October 29, 2010;

•	$0.100750 per share for October 2010 to holders of record on October 29, 2010 with a payment date of November 30, 2010.
On August 26, 2010, Regional Management Corporation repaid the $25,814 loan receivable to us.
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
Basis of Consolidation
Under the 1940 Act rules, the regulations pursuant to Article 6 of Regulation S-X, and the American Institute of Certified Public Accountants’ Audit and Accounting Guide for Investment Companies, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to us. June 30, 2010 and June 30, 2009 financial statements include our accounts and the accounts of Prospect Capital Funding, LLC, our only wholly-owned, closely-managed subsidiary that is also an investment company. All intercompany balances and transactions have been eliminated in consolidation.
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
In April 2009, the FASB issued ASC 820-10-65, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“ASC 820-10-65”). This update provides further clarification for ASC 820 in markets that are not active and provides additional guidance for determining when the volume of trading level of activity for an asset or liability has significantly decreased and for identifying circumstances that indicate a transaction is not orderly. ASC 820-10-65 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of ASC 820-10-65 for year ended June 30, 2010, did not have any effect on our net asset value, financial position or results of operations as there was no change to the fair value measurement principles set forth in ASC 820.

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
We adopted FASB ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Adoption of ASC 740 was applied to all open tax years as of July 1, 2007. The adoption of ASC 740 did not have an effect on our net asset value, financial condition or results of operations as there was no liability for unrecognized tax benefits and no change to our beginning net asset value. As of June 30, 2010 and for the year then ended, we did not have a liability for any unrecognized tax benefits. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.
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
Loans are placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, are likely to remain current. As of June 30, 2010, approximately 5.6% of our net assets are in non-accrual status.

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
Guarantees and Indemnification Agreements
We follow FASB ASC 460, Guarantees (“ASC 460”). ASC 460 elaborates on the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, for those guarantees that are covered by ASC 460, the fair value of the obligation undertaken in issuing certain guarantees. ASC 460 did not have a material effect on the financial statements. Refer to Note 3 and Note 11 to our consolidated financial statements for further discussion of guarantees and indemnification agreements.
Per Share Information
Net increase or decrease in net assets resulting from operations per common share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted net increase or decrease in net assets resulting from operations per share are not presented as there are no potentially dilutive securities outstanding.
Reclassifications
Certain reclassifications have been made in the presentation of prior consolidated financial statements to conform to the presentation as of and for the twelve months ended June 30, 2010.
Recent Accounting Pronouncements
In May 2009, the FASB issued ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. We evaluated all events or transactions that occurred after June 30, 2010 up through the date we issued the accompanying financial statements. During this period, we did not have any material recognizable subsequent events other than those disclosed in our financial statements.
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
In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, Measuring Liabilities at Fair Value, to amend FASB Accounting Standards Codification ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), to clarify how entities should estimate the fair value of liabilities. ASC 820, as amended, includes clarifying guidance for circumstances in which a quoted price in an active market is not available, the effect of the existence of liability transfer restrictions, and the effect of quoted prices for the identical liability, including when the identical liability is traded as an asset. We adopted ASU 2009-05 effective October 1, 2009. The amended guidance in ASC 820 does not have a significant effect on our financial statements for the year ended June 30, 2010.
In September 2009, the FASB issued ASU 2009-12, Measuring Fair Value of Certain Investments (“ASU 2009-12”). This update provides further amendments to ASC 820 to offer investors a practical expedient for measuring the fair value of investments in certain entities that calculate net asset value per share. Specifically, measurement using net asset value per share is reasonable for investments within the scope of ASU 2009-12. We adopted ASU 2009-12 effective October 1, 2009. The amended guidance in ASC 820 does not have a significant effect on our financial statements for the year ended June 30, 2010.
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
In February 2010, the FASB issued Accounting Standards Update 2010-10, Consolidation (Topic 810) — Amendments for Certain Investments Funds (“ASU 2010-10”), which defers the application of the consolidation guidance in ASC 810 for certain investments funds. The disclosure requirements continue to apply to all entities. ASU 2010-10 is effective as of the beginning of the first annual period that begins after November 15, 2009 and for interim periods within that first annual period. Our management does not believe that the adoption of the amended guidance in ASU 2010-10 will have a significant effect on our financial statements.

In August 2010, the FASB issued Accounting Standards Update 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules (“ASU 2010-21”). This Accounting Standards Update various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. We are assessing the potential effect this guidance will have on our consolidated financial statements.
In August 2010, the FASB issued Accounting Standards Update 2010-22, Accounting for Various Topics — Technical Corrections to SEC Paragraphs (“ASU 2010-22”). ASU 2010-22 amends various SEC paragraphs based on external comments received and the issuance of Staff Accounting Bulletin (“SAB”) 112, which amends or rescinds portions of certain SAB topics. We are assessing the potential effect this guidance will have on our consolidated financial statements.
Investment Holdings
As of June 30, 2010, we continue to pursue our investment strategy. Despite our name change to “Prospect Capital Corporation” and the termination of our policy to invest at least 80% of our net assets in energy companies in May 2007, we currently have a concentration of investments in companies in the energy and energy related industries. This concentration continues to decrease as we make investments outside of the energy and energy related industries. Some of the companies in which we invest have relatively short or no operating histories. These companies are and will be subject to all of the business risk and uncertainties associated with any new business enterprise, including the risk that these companies may not reach their investment objective or the value of our investment in them may decline substantially or fall to zero.
Our portfolio had an annualized current yield of 14.2% and 13.7% across all our long-term debt and certain equity investments as of June 30, 2010 and June 30, 2009, respectively. This yield includes interest from all of our long-term investments as well as dividends from GSHI for the year ended June 30, 2010 and GSHI and NRG for the year ended June 30, 2009. The 0.5% increase is primarily due to accretion of purchase discounts on the loans acquired from Patriot. This increase is partially offset by an increase in non-accrual loans. Monetization of other equity positions that we hold is not included in this yield calculation. In each of our portfolio companies, we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.
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
As of June 30, 2010, we own controlling interests in Ajax Rolled Ring & Machine (“Ajax”), AWCNC, LLC, Borga, Inc., C&J Cladding, LLC, Change Clean Energy Holdings, Inc. (“CCEHI”), Fischbein, LLC (“Fischbein”), Freedom Marine Services LLC (“Freedom Marine”), Gas Solutions Holdings, Inc. (“GSHI”), Integrated Contract Services, Inc. (“ICS”), Iron Horse Coiled Tubing, Inc. (“Iron Horse”), Manx Energy, Inc. (“Manx”), NRG Manufacturing, Inc. (“NRG”), Nupla Corporation, R-V Industries, Inc. (“R-V”), Sidump’r Trailer Company, Inc. and Yatesville Coal Holdings, Inc. (“Yatesville”). We also own an affiliated interest in Biotronic NeuroNetwork (“Biotronic”), Boxercraft Incorporated (“Boxercraft”), KTPS Holdings, LLC (“KTPS”), Smart, LLC and Sport Helmets Holdings, LLC (“Sport Helmets”).

The following is a summary of our investment portfolio by level of control:

	June 30, 2010				June 30, 2009
		Percent	Fair	Percent		Percent	Fair	Percent
Level of Control	Cost	of Portfolio	Value	of Portfolio	Cost	of Portfolio	Value	of Portfolio
Control	$185,720	23.3%	$195,958	24.0%	$187,105	29.7%	$206,332	31.9%
Affiliate	65,082	8.2%	73,740	9.0%	33,544	5.3%	32,254	5.0%
Non-control/Non-affiliate	477,957	59.9%	478,785	58.6%	310,775	49.3%	308,582	47.8%
Money Market Funds	68,871	8.6%	68,871	8.4%	98,735	15.7%	98,735	15.3%

Total Portfolio	$797,630	100.0%	$817,354	100.0%	$630,159	100.0%	$645,903	100.0%

The following is our investment portfolio presented by type of investment at June 30, 2010 and June 30, 2009, respectively:

	June 30, 2010				June 30, 2009
		Percent	Fair	Percent		Percent	Fair	Percent
Type of Investment	Cost	of Portfolio	Value	of Portfolio	Cost	of Portfolio	Value	of Portfolio
Money Market Funds	$68,871	8.6%	$68,871	8.4%	$98,735	15.7%	$98,735	15.3%
Revolving Line of Credit	4,754	0.6%	5,017	0.6%	—	—%	—	—%
Senior Secured Debt	313,755	39.4%	287,470	35.2%	232,534	36.9%	220,993	34.2%
Subordinated Secured Debt	333,453	41.8%	313,511	38.4%	251,292	39.9%	194,547	30.1%
Subordinated Unsecured Debt	30,209	3.8%	30,895	3.8%	15,065	2.4%	16,331	2.5%
Preferred Stock	16,969	2.1%	5,872	0.7%	10,432	1.6%	4,139	0.7%
Common Stock	20,243	2.5%	77,131	9.4%	16,310	2.6%	89,278	13.8%
Membership Interests	6,964	0.9%	17,730	2.2%	3,031	0.5%	7,270	1.1%
Overriding Royalty Interests	—	—%	2,768	0.3%	—	—%	3,483	0.5%
Net Profit Interests	—	—%	1,020	0.1%	—	—%	2,561	0.4%
Warrants	2,412	0.3%	7,069	0.9%	2,760	0.4%	8,566	1.4%

Total Portfolio	$797,630	100.0%	$817,354	100.0%	$630,159	100.0%	$645,903	100.0%

The following is our investment portfolio presented by geographic location of the investment at June 30, 2010 and June 30, 2009, respectively:

	June 30, 2010				June 30, 2009
		Percent	Fair	Percent		Percent	Fair	Percent
Geographic Location	Cost	of Portfolio	Value	of Portfolio	Cost	of Portfolio	Value	of Portfolio
Canada	$21,002	2.6%	$12,054	1.5%	$19,344	3.1%	$12,606	2.0%
Ireland	14,903	1.9%	15,000	1.8%	—	—%	—	—%
Netherlands	1,397	0.2%	1,233	0.2%	—	—%	—	—%
Midwest US	170,869	21.5%	167,571	20.5%	77,681	12.3%	84,097	13.0%
Northeast US	61,813	7.7%	62,727	7.7%	44,875	7.1%	47,049	7.3%
Southeast US	193,420	24.2%	171,144	20.9%	164,652	26.1%	101,710	15.7%
Southwest US	179,641	22.6%	235,945	28.9%	178,993	28.4%	253,615	39.3%
Western US	85,714	10.7%	82,809	10.1%	45,879	7.3%	48,091	7.4%
Money Market Funds	68,871	8.6%	68,871	8.4%	98,735	15.7%	98,735	15.3%

Total Portfolio	$797,630	100.0%	$817,354	100.0%	$630,159	100.0%	$645,903	100.0%

The following is our investment portfolio presented by industry sector of the investment at June 30, 2010 and June 30, 2009, respectively:

	June 30, 2010				June 30, 2009
		Percent	Fair	Percent		Percent	Fair	Percent
Industry	Cost	of Portfolio	Value	of Portfolio	Cost	of Portfolio	Value	of Portfolio
Aerospace and Defense	$56	—%	$38	—%	$—	—%	$—	—%
Automobile	19,017	2.4%	18,615	2.3%	—	—%	—	—%
Biomass Power	2,383	0.3%	—	—%	2,530	0.4%	2,530	0.4%
Business Services	12,060	1.5%	12,132	1.5%	—	—%	—	—%
Chemical	1,397	0.2%	1,233	0.2%	—	—%	—	—%
Construction Services	—	—%	—	—%	5,017	0.8%	2,408	0.4%
Contracting	16,652	2.1%	4,542	0.6%	16,652	2.6%	5,000	0.8%
Durable Consumer Products	20,000	2.5%	20,000	2.4%	—	—%	—	—%
Ecological	141	—%	340	—%	—	%	—	—%
Electronics	25,777	3.2%	25,629	3.1%	—	%	—	—%
Financial Services	25,814	3.2%	25,592	3.1%	25,424	4.0%	23,073	3.6%
Food Products	53,681	6.7%	60,882	7.4%	27,413	4.4%	29,416	4.6%
Gas Gathering and Processing	37,503	4.7%	93,096	11.4%	35,003	5.6%	85,187	13.2%
Healthcare	89,026	11.2%	93,593	11.5%	57,535	9.1%	60,293	9.3%
Home and Office Furnishings, Housewares and Durable	14,112	1.8%	17,232	2.1%	—	—%	—	—%
Insurance	5,811	0.7%	5,952	0.7%	—	—%	—	—%
Machinery	15,625	2.0%	17,776	2.2%	—	—%	—	—%
Manufacturing	74,961	9.4%	64,784	7.9%	90,978	14.4%	110,929	17.2%
Metal Services and Minerals	19,252	2.4%	33,620	4.1%	3,302	0.5%	7,133	1.1%
Mining, Steel, Iron and Non-Precious Metals and Coal Production	1,130	0.1%	808	0.1%	48,890	7.8%	13,097	2.0%
Oil and Gas Production	122,034	15.3%	96,988	11.9%	104,183	16.5%	104,806	16.2%
Oilfield Fabrication	30,429	3.8%	30,429	3.7%	34,247	5.4%	34,931	5.4%
Personal and Nondurable Consumer Products	14,387	1.8%	20,049	2.5%	—	—%	—	—%
Pharmaceuticals	11,955	1.5%	12,000	1.5%	11,949	2.0%	11,452	1.8%
Prepackaged Software	14,903	1.9%	15,000	1.8%	—	—%	—	—%
Printing and Publishing	5,222	0.7%	5,284	0.6%	—	—%	—	—%
Production Services	21,002	2.6%	12,054	1.5%	19,344	3.1%	12,606	1.9%
Retail	14,669	1.8%	2,148	0.3%	14,623	2.3%	6,272	1.0%
Shipping Vessels	10,040	1.3%	3,583	0.4%	7,160	1.1%	7,381	1.1%
Specialty Minerals	15,814	2.1%	18,463	2.3%	15,814	2.5%	18,924	2.9%
Technical Services	11,387	1.4%	11,615	1.4%	11,360	1.8%	11,730	1.8%
Textiles and Leather	22,519	2.8%	25,006	3.1%	—	—%	—	—%
Money Market Funds	68,871	8.6%	68,871	8.4%	98,735	15.7%	98,735	15.3%

Total Portfolio	$797,630	100.0%	$817,354	100.0%	$630,159	100.0%	$645,903	100.0%

Investment Activity
At June 30, 2010, approximately 105.3% of our net assets or about $748,483 was invested in 58 long-term portfolio investments and 9.7% of our net assets invested in money market funds. Liabilities in excess of other assets offset the excess of these amounts over 100%.
Long-Term Portfolio Investment Activity
During the year ended June 30, 2010, we acquired $207,126 of investments from Patriot, completed follow-on investments in existing portfolio companies totaling approximately $150,111, and recorded PIK interest of $7,551, resulting in gross investment originations with a cost basis of $364,788. The more significant of these investments are described briefly in the following:
During the year ended June 30, 2010, we made follow-on secured debt investments of $1,708 in Iron Horse in support of the build out of additional equipment and to fund working capital requirements. Effective January 1, 2010, we restructured our senior secured and bridge loans to Iron Horse. Our loans were replaced with three new tranches of senior secured debt.
During the year ended June 30, 2010, we provided additional fundings of $3,376 to Yatesville to fund ongoing operations.
During the year ended June 30, 2010, we made follow-on secured subordinated debt investments of $3,530 in Ajax.
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
On January 19, 2010, we restructured our debt investment in Appalachian Energy Holdings LLC (“AEH”) and Coalbed, LLC (“Coalbed”) under Manx, a newly formed entity. We funded $2,800 at closing to Manx to provide working capital.
On April 7, 2010, we purchased $12,296 of second lien notes in Seaton Corporation, a human resources services company. The second lien notes bear interest in cash at the greater of 12.5% or Libor plus 9.0% and have a final maturity on March 14, 2011.
On May 26, 2010, we purchased $15,000 in senior notes issued by an affiliate of SkillSoft PLC, a leading “Software as a Service” provider of on-demand, e-learning, and performance support solutions. The senior notes bear interest in cash at 11.125% and has a final maturity on June 1, 2018.
On June 2, 2010, we made a secured second lien debt investment of $20,000 in Hoffmaster, Inc. (“Hoffmaster”), which primarily serves the foodservice and consumer market segments. The secured second lien debt bears interest in cash at 13.50% and has a final maturity on June 2, 2017.
On June 24, 2010, we closed a $25,500 senior secured credit facility for EXL Acquisition Corp. (“EXL”), a leading manufacturer and marketer of consumable lab testing equipment and supplies. The senior secured credit facility is composed of a Term A Loan and a Term B Loan. The Term A Loan bears interest in cash at [the greater of Libor plus 5.5% or, the greater of the (i) Prime Rate, (ii) the Federal Funds Rate plus 0.5% or (iii) 4.25% plus 4.5%] and has a final maturity on June 24, 2015. The Term B Loan bears interest in cash at 12.0% and interest in kind at 2.0% and has a final maturity on December 24, 2015.

During the year ended June 30, 2010, we closed-out ten positions which are briefly described below.
On August 31, 2009, C&J Cladding, LLC repaid the $3,150 loan receivable to us and we received an additional 5% prepayment penalty totaling $158. We continue to hold warrants for common units in this investment.
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
On April 9, 2010, Custom Direct repaid the $3,603 loan receivable to us.
On May 11, 2010, Caleel and Hayden, LLC, repaid the $12,659 loan receivable to us.
During the year ended June 30, 2010, we also received principal amortization payments of $23,285 on several loans.
During the year ended June 30, 2010, we restructured our loans to Aircraft Fasteners International, LLC (“AFI”), EXL, LHC Holdings Corp. (“LHC”), Prince Mineral Company, Inc. (“Prince”) and R-O-M Corporation (“ROM”). The revised terms were more favorable than the original terms and increased the present value of the future cash flows. In accordance with ASC 320-20-35 the cost basis of the new loans were recorded at par value, which included $8,099 of accelerated original purchase discount recognized as interest income.
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

The following is a quarter-by-quarter summary of our investment activity:

Quarter-End	Acquisitions(1)	Dispositions(2)

June 30, 2010	$88,973	$39,883
March 31, 2010	59,311	26,603
December 31, 2009(3)	210,438	45,494
September 30, 2009	6,066	24,241
June 30, 2009	7,929	3,148
March 31, 2009	6,356	10,782
December 31, 2008	13,564	2,128
September 30, 2008	70,456	10,949
June 30, 2008	118,913	61,148
March 31, 2008	31,794	28,891
December 31, 2007	120,846	19,223
September 30, 2007	40,394	17,949
June 30, 2007	130,345	9,857
March 31, 2007	19,701	7,731
December 31, 2006	62,679	17,796
September 30, 2006	24,677	2,781
June 30, 2006	42,783	5,752
March 31, 2006	15,732	901
December 31, 2005	—	3,523
September 30, 2005	25,342	—
June 30, 2005	17,544	—
March 31, 2005	7,332	—
December 31, 2004	23,771	32,083
September 30, 2004	30,371	—

Since inception	$1,175,317	$370,863

(1)	Includes new deals, additional fundings, refinancings and PIK interest

(2)	Includes scheduled principal payments, prepayments and repayments

(3)	The $210,438 of acquisitions for the quarter ended December 31, 2009 includes $207,126 of portfolio investments acquired from Patriot.

Investment Valuation
In determining the fair value of our portfolio investments at June 30, 2010 the Audit Committee considered valuations from the independent valuation firm and from management having an aggregate range of $726,588 to $798,597, excluding money market investments.
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
The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties and comparable multiples for recent sales of companies within the industry. The composite of all these analysis, applied to each investment, was a total valuation of $748,483, excluding money market investments.
Our portfolio companies are generally lower middle market companies, outside of the financial sector, with less than $50,000 of annual EBITDA. We believe our market has experienced less volatility than others because we believe there are more buy and hold investors who own these less liquid investments.
During the year ended June 30, 2010, there has been a general improvement in the markets in which we operate, and market rates of interest negotiated for middle market loans have decreased.
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
Ajax Rolled Ring & Machine, Inc.
We acquired a controlling equity interest in Ajax in a recapitalization of the company that was closed on April 4, 2008. We funded $22,000 of senior secured term debt, $11,500 of subordinated term debt and $6,300 of equity as of that closing. During the fiscal year ended June 30, 2010, we funded an additional $3,530 of secured subordinated debt to refinance a third-party revolver provider and provide working capital. As of June 30, 2010, we control 78.1% of the fully-diluted common and preferred equity.
Ajax forges seamless steel rings sold to various customers. The rings are used in a range of industrial applications, including in construction equipment and wind power turbines. Ajax’s business is cyclical, and the business experienced a significant decline in the first half of 2009 in light of the global macroeconomic crisis. The second half of 2009 and to-date 2010 show steady improvement versus the first half of 2009. At June 30, 2010, Ajax had a backlog of new business that would indicate continued improvement for 2010.
The Board of Directors decreased the fair value of our investment in Ajax to $30,904 as of June 30, 2010, a reduction of $13,006 from its amortized cost, compared to the $7,581 unrealized depreciation recorded at June 30, 2009.
Change Clean Energy Holdings Inc. and Change Clean Energy, Inc., f/k/a Worcester Energy Partners, Inc.
Change Clean Energy, Inc. (“CCEI”) is an investment, that we originated in September 2005, which owns and operated a biomass energy plant. In March 2009, CCEI ceased operations, as the business became uneconomic based on the cost of materials and the price being received for the electricity generated. During that quarter, we instituted foreclosure proceedings against the co-borrowers of our debt. In anticipation of such proceedings, CCEHI was established. On March 11, 2009, the foreclosure was completed and the assets were assigned to a wholly owned subsidiary of CCEHI. During the year ended June 30, 2010, we provided additional funding of $296 to CCEHI to fund ongoing operations. CCEI currently has no material operations. At June 30, 2009 we determined that the impairment at both CCEI and CCEHI was other than temporary and recognized a realized loss of $41,134, which was the amount by which the amortized cost exceeded the fair value. At June 30, 2010, our Board of Directors, under recommendation from senior management, has set the value of the CCEHI investment with no value, a reduction of $2,383 from its amortized cost after the recognized depreciation.

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
In determining the value of GSHI, we have utilized two valuation techniques to determine the value of the investment. Our Board of Directors has determined the value to be $93,096 for our debt and equity positions at June 30, 2010 based upon a combination of a discounted cash flow analysis and a public comparables analysis. At June 30, 2010 and June 30, 2009, GSHI was valued $55,593 and $50,184 above its amortized cost, respectively.
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
In January 2009, we foreclosed on the real and personal property of ICS. Through this foreclosure process, we gained 100% ownership of THS and certain ESA assets. Based upon an analysis of the liquidation value of the ESA assets and the enterprise value of THS, our Board of Directors determined the fair value of our investment in ICS to be $4,542 at June 30, 2010, a reduction of $12,110 from its amortized cost, compared to the $11,652 unrealized loss recorded at June 30, 2009.

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
The Board of Directors wrote-down the fair value of our investment in Iron Horse to $12,054 as of June 30, 2010, a reduction of $8,948 from its amortized cost, compared to the $6,738 unrealized depreciation recorded at June 30, 2009.
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
The Board of Directors wrote-down the fair value of our investment in Manx to $4,686 as of June 30, 2010, a reduction of $13,584 from its amortized cost, compared to the $5,380 unrealized depreciation, for AEH and Coalbed combined, recorded at June 30, 2009.
Yatesville Coal Holdings, Inc.
All of our coal holdings have been consolidated under the Yatesville entity. Yatesville delivered improved operating results after the consolidation of the coal holdings, but the company mined its permitted reserves in December 2008 and has not produced meaningful revenues since then. We continue to evaluate strategies for Yatesville, such as soliciting indications of interest regarding a transaction involving part or all of recoverable reserves. During the year ended June 30, 2010, we provided additional funding of $3,376 to Yatesville to fund ongoing operations, including new permitting. During the quarter ended December 31, 2009, we discontinued operations at Yatesville. At December 31, 2009, our Board of Directors determined that, consistent with the decision to discontinue operations, the impairment of Yatesville was other than temporary, and we recorded a realized loss of $51,228, which was the amount that the amortized cost exceeded the fair value at December 31, 2009. As of June 30, 2010, our Board of Directors set the value of the remaining Yatesville investment at $809, which represents the residual value of recoverable reserves, a reduction of $12,288 from its value as of June 30, 2009.
Equity positions in the portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results. Four control investments have experienced such volatility — Fischbein and GSHI with improved operating results and NRG and R-V with declining operating results. Nine of the remaining controlled investments have experienced operating challenges and have been valued at significant discounts to the original investment.

The affiliate investments continue to report strong operating results, with valuations increasing significantly for two investments subsequent to the acquisition of Patriot — Boxercraft and Sport Helmets.
With the non-control/non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is limited on the high side to each loan’s par value, plus any prepayment premia that could be imposed. Many of the debt investments in this category have not experienced a significant change in value, as they were previously valued at or near par value. The exception to this categorization relates to investments which were acquired in the Patriot Acquisition, many of which were acquired at significant discounts to par value, and any changes in operating results or interest rates can have a significant effect on the value of such investments. AFI, Copernicus Group, Impact Products, LLC, Mac & Massey Holdings, LLC and Prince experienced meaningful increases in valuations. AFI, Deb Shops, Inc. (“Deb Shops”), H&M and Wind River Resources Corp. and Wind River II Corp. (“Wind River”) experienced decreases in valuations due to declines in their operating results. Shearer’s completed a significant acquisition, which is driving the operating results and the increase in the value of the investment. For one investment, Miller Petroleum, Inc., we have held warrants in the company, and there has been a significant increase in the price per share of the company’s stock, driving the increase in the value of our investment. The remaining investments did not experience significant changes in operations or valuation.
During the year ended June 30, 2010, we restructured our loans to AFI, EXL, LHC, Prince and ROM. The revised terms were more favorable than the original terms and increased the present value of the future cash flows. The cost bases of the new loans were recorded at par value, which included $8,099 of accelerated original purchase discount recognized as interest income.
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
On June 25, 2009, we completed a first closing on an expanded $250,000 syndicated revolving credit facility (the “Facility”). The Facility included an accordion feature which allowed the Facility to accept up to an aggregate total of $250,000 of commitments for which we had $210,000 of commitments from six lenders when the Facility was renegotiated. The revolving period of the Facility extended through June 2010, with an additional one year amortization period after the completion of the revolving period.
On June 11, 2010, we closed an extension and expansion of our revolving credit facility with a syndicate of lenders. The lenders have commitments of $210 million under the new credit facility as of June 11, 2010. The new credit facility includes an accordion feature which allows the facility to be increased to up to $300 million of commitments in the aggregate to the extent additional or existing lenders commit to increase the commitments. We will seek to add additional lenders in order to reach the maximum size; although no assurance can be given we will be able to do so. As we make additional investments which are eligible to be pledged under the credit facility, we will generate additional availability to the extent such investments are eligible to be placed into the borrowing base. The revolving period of the credit facility extends through June 2012, with an additional one year amortization period (with distributions allowed) after the completion of the revolving period. During such one year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one year amortization period, the remaining balance will become due if required by the lenders.

As of June 30, 2010 and 2009, we had $180,678 and $125,746 available to us for borrowing under our credit facility, of which $100,300 and $124,800 was outstanding, respectively. Interest on borrowings under the credit facility was one-month Libor plus 250 basis points prior to June 25, 2009, increasing to one-month Libor plus 400 basis points, subject to a minimum Libor floor of 200 basis points for the period from June 26, 2009 to June 10, 2010 and thereafter. The maintenance of this facility requires us to pay a fee for the amount not drawn upon. Prior to June 25, 2009, this fee was assessed at the rate of 37.5 basis points per annum of the amount of that unused portion. For the period from June 26, 2010 to June 10, 2010, this rate increased to 100 basis points per annum. After June 11, 2010, the lenders charge a fee on the unused portion of the credit facility equal to either 75 basis points if at least half of the credit facility is used or 100 basis points otherwise. The following table shows the facility amounts and outstanding borrowings at June 30, 2010 and June 30, 2009:

	June 30, 2010		June 30, 2009
	Facility	Amount	Facility	Amount
	Amount	Outstanding	Amount	Outstanding

Revolving Credit Facility	$210,000	$100,300	$175,000	$124,800

	Payments Due By Period
	Less Than 1	1-3	More Than 3
	Year	Years	Years
Revolving Credit Facility	$—	$100,300	$—

Concurrent with the extension of our revolving credit facility, we wrote off $759 of the unamortized debt issue costs associated with the original credit facility, in accordance with ASC 470-50, Debt Modifications and Extinguishments.
During the year ended June 30, 2009, we completed three stock offerings and raised $100,304 of additional equity by issuing 12,942,500 shares of our common stock below net asset value diluting shareholder value by $2.06 per share. The following table shows the calculation of net asset value per share as of June 30, 2010 and June 30, 2009:

	As of June 30, 2010		As of June 30, 2009
Net Assets	$710,685		$532,596
Shares of common stock outstanding	69,086,862		42,943,084
Net asset value per share	$10.29	(1)	$12.40

(1)
Our most recently estimated NAV per share is $10.22 on an as adjusted basis solely to give effect to our issuance of common shares on July 30, 2010 in connection with our dividend reinvestment plan, and issuances during the period from July 1, 2010 to August 24, 2010 under the ATM Program, versus $10.29 determined by us as of June 30, 2010. NAV as of August 30, 2010 may be higher or lower than $10.22 based on potential changes in valuations. Our Board of Directors has not yet determined the fair value of portfolio investments subsequent to June 30, 2010. Our Board of Directors determines the fair value of our portfolio investments on a quarterly basis in connection with the preparation of quarterly financial statements and based on input from an independent valuation firm, our Investment Advisor and the audit committee of our Board of Directors.

At June 30, 2010, we had 69,086,862 shares of our common stock outstanding.
Results of Operations
Net increase in net assets resulting from operations for the years ended June 30, 2010, 2009 and 2008 was $18,886, $35,104 and $27,591, respectively, representing $0.32, $1.11 and $1.17 per weighted average share, respectively. During the year ended June 30, 2010, we experienced net unrealized and realized losses of $47,565 or approximately $0.80 per weighted average share primarily from the write-downs of our investments in Freedom Marine, H&M, Iron Horse, NRG, R-V and Yatesville. During the year ended June 30, 2009, we experienced net unrealized and realized losses of $24,059 or approximately $0.76 per weighted average share primarily from the write-downs of our investments in CCEI and Yatesville. During the year ended June 30, 2008, we experienced net unrealized and realized losses of $17,522 or approximately $0.74 per weighted average share primarily from the sales of our investments in Advantage Oilfield Group and Central Illinois Energy at a loss.

During the last quarter of the fiscal year ended June 30, 2009 and the fiscal year ended June 30, 2010, we have raised a significant amount of equity capital, which was used in part to fund the Patriot Acquisition, but has not yet been fully invested. As a result, our use of the credit facility has been less during the fiscal year ended June 30, 2010 and the excess cash on hand tends to depress our earnings per share. We continue to deploy our debt and equity raised into new investments.
To further illustrate the effects, for the fiscal year ended June 30, 2010 compared to the fiscal year ended June 30, 2009, weighted average shares outstanding have increased from 31,559,905 to 59,429,222, or 88.31%, while the average debt principal of investments increased from $525,144 to $633,275, or 20.1%. Partially offsetting this effect on EPS is the increase in the weighted interest rate earning on debt investments from 12.0% for the fiscal year ended June 30, 2009 to 13.7% for the fiscal year ended June 30, 2010.
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
Investment income, which consists of interest income, including accretion of loan origination fees and prepayment penalty fees, dividend income and other income, including settlement of net profits interests, overriding royalty interests and structuring fees, was $113,635, $100,481, and $79,402 for the years ended June 30, 2010, June 30, 2009 and June 30, 2008, respectively. The primary driver of the increase from Fiscal 2009 to Fiscal 2010 is the acquisition of additional assets from Patriot and other new investments which increased interest income for the second half of the year. This increase is partially offset by a decline in dividend income from GSHI. Drivers of the increase from fiscal 2008 to fiscal 2009 include increased assets generating increased interest and dividend income along with increased income from royalty and settlement of net profits interests. The following table describes the various components of investment income and the related levels of debt investments:

	Year Ended	Year Ended	Year Ended
	June 30, 2010	June 30, 2009	June 30, 2008

Interest income	$86,518	$62,926	$59,033
Dividend income	15,366	22,793	12,033
Other income	11,751	14,762	8,336

Total investment income	$113,635	$100,481	$79,402

Average debt principal of investments	$633,275	$525,144	$397,913

Weighted-average interest rate earned	13.7%	12.0%	14.8%

Total investment income has increased from $79,402 for the year ended June 30, 2008 to $100,481 for the year ended June 30, 2009 to $113,635 for the year ended June 30, 2010. Investment income has been increasing as we continue to deploy the additional capital, raised in both debt and equity offerings, in revenue-producing assets.
Average interest income producing assets have increased from $397,913 for the year ended June 30, 2008 to $525,144 for the year ended June 30, 2009 to $633,275 for the year ended June 30, 2010. The average yield on interest bearing assets increased from 12.0% for the year ended June 30, 2009 to 13.7% for the year ended June 30, 2010. This increase is primarily the result of higher interest rates earned on the assets acquired in the Patriot acquisition (including discount accretion). Average yields on interest bearing assets decreased from 14.8% for the year ended June 30, 2008 to 12.0% for the year ended June 30, 2009. This decrease was the result of our increasing our asset mix in financings with private equity sponsors. We believe that such financings offer less risk, and consequently lower yields, due, in part, to lesser risk to our capital resulting from larger equity at risk underneath our capital. Holding these types of investments has allowed us to more effectively utilize our credit facility to finance such assets at an average rate of 5.8%, 3.8 and 5.7% for the years ended June 30, 2010, June 30, 2009 and June 30, 2008, respectively. Additionally, during the years ended June 30, 2010 and June 30, 2009, interest of $19,764 and $18,746, respectively, was foregone on non-accrual debt investments compared to $3,449 of foregone interest for the year ended June 30, 2008. Without these adjustments, the weighted average interest rates earned on debt investments would have been 17.3%, 15.6% and 15.7% for the years ended June 30, 2010, 2009 and 2008, respectively.
Investment income is also generated from dividends and other income. Dividend income grew significantly from $12,033 for the year ended June 30, 2008 to $22,793 for the year ended June 30, 2009 and declined to $15,366 for the year ended June 30, 2010. Dividend income is mostly attributable to dividends received from our investment in GSHI, which were $20,500 and $14,500 during the years ended June 30, 2009 and June 30, 2010, respectively.
Other income has come primarily from structuring fees, overriding royalty interests, and settlement of net profits interests. Income from other sources grew from $8,336 for the year ended June 30, 2008 to $14,762 for the year ended June 30, 2009 and decreased to $11,751 for the year ended June 30, 2010. During the year ended June 30, 2008 we received royalty income and settlement of net profits interest of $2,984 in the aggregate related to Ken-Tex Energy Corp, and $4,751 of structuring fees related to Ajax, H&M and various other portfolio investments. During the year ended June 30, 2009, structuring fees of $1,274 were received primarily related to Biotronic and GSHI, a decrease of $3,477 from the year ended June 30, 2008. The increase in other income for the year ended June 30, 2009 is largely due to the settlement of our net profit interests in IEC/ARS for $12,576. During the year ended June 30, 2010 we recognized a $7,708 gain on the Patriot acquisition and received $2,388 of structuring and amendment fees primarily related to EXL, H&M, Hoffmaster and Shearer’s, an overall decrease of $3,011 in other income from the year ended June 30, 2009.
Operating Expenses
Our primary operating expenses consist of investment advisory fees (base and incentive fees), credit facility costs, legal and professional fees and other operating and overhead-related expenses. These expenses include our allocable portion of overhead under the Administration Agreement with Prospect Administration under which Prospect Administration provides administrative services and facilities for us. Our investment advisory fees compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions in accordance with our Administration Agreement with Prospect Administration. Operating expenses were $47,184, $41,318 and $34,289 for the years ended June 30, 2010, June 30, 2009 and June 30, 2008, respectively.
The base investment advisory expenses were $13,929, $11,915 and $8,921 for the years ended June 30, 2010, June 30, 2009 and June 30, 2008, respectively. These increases are directly related to our growth in total assets. $16,613, $14,970 and $11,278 in income incentive fees were earned for the years ended June 30, 2010, June 30, 2009 and June 30, 2008, respectively. The increases have occurred as net interest income has increased due primarily to an increase in the asset base. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.

During the years ended June 30, 2010, June 30, 2009 and June 30, 2008, we incurred $8,392, $6,161 and $6,318, respectively, of expenses related to our credit facilities. These expenses are related directly to the leveraging capacity put into place for each of those years and the levels of indebtedness actually undertaken in those years. The table below describes the various credit facility expenses and the related indicators of leveraging capacity and indebtedness.

	Year Ended	Year Ended	Year Ended
	June 30, 2010	June 30, 2009	June 30, 2008

Interest expense	$1,338	$5,075	$5,104
Amortization of deferred financing costs	5,297	759	726
Commitment and other fees	1,747	327	488

Total	$8,382	$6,161	$6,318

Weighted average debt outstanding	$23,147	$132,013	$90,032
Weighted average interest rate	5.78%	3.84%	5.67%
Facility amount at beginning of year	$175,000	$200,000	$200,000
The increase in our interest rate incurred for the year ended June 30, 2010 is primarily due to an increase of 150 basis points in our borrowing rate effective June 25, 2009 and the concurrent introduction of a Libor floor at 200 basis points. This increase was partially amended on June 11, 2010 with the closing of our current facility. The borrowing rate and Libor floor decreased by 75 basis points and 100 basis points, respectively. The decrease in our interest rate incurred for the year ended June 30, 2009 is primarily due to a decrease in average LIBOR of approximately 1.44% in comparison to 4.08% for the year ended June 30, 2008. This decrease was partially offset by an increase of 125 basis points in the then effective borrowing rate at November 14, 2008.
As our asset base has grown and we have added complexity to our capital raising activities, due, in part, to our assumption of the sub-administration role from Vastardis, we have commensurately increased the size of our administrative and financial staff, accounting for a significant increase in the overhead allocation from Prospect Administration. Over the last two years, Prospect Administration has added several additional staff members, including a senior finance professional, a controller, three corporate counsels and other finance professionals. As our portfolio continues to grow, we expect to continue to increase the size of our administrative and financial staff on a basis that provides increasing returns to scale. However, initial investments in administrative and financial staff may not provide returns to scale immediately, perhaps not until the portfolio increases to a greater size. Other allocated expenses from Prospect Administration have, as expected, increased alongside with the increase in staffing and asset base.
Total operating expenses, net of management fees and interest costs (“Other Operating Expenses”), were $8,280, $8,452 and $7,772 for the years ended June 30, 2010, 2009 and 2008, respectively. The decrease in Other Operating Expenses during the year ended June 30, 2010 when compared to the year ended June 30, 2009 is primarily the result operating efficiencies realized upon the termination of the sub-administration agreement and no excise taxes being paid in 2010 offset by the costs incurred in connection with merger discussions with Allied Capital Corporation expensed in the 2010 period. At December 31, 2008, we elected to retain a portion of our annual taxable income and accrued $533 for the excise tax that was paid with the filing of the return. Legal costs continue to decrease significantly from $2,503 for the year ended June 30, 2008 to $947 for the year ended June 30, 2009 to $702 for the year ended June 30, 2010 as there were reduced costs for litigation.
Net Investment Income, Net Realized Gains (Loss), Increase (Decrease) in Net Assets from Net Changes in Unrealized Appreciation/Depreciation and Net Increase in Net Assets Resulting from Operations
Our net investment income was $66,451, $59,163 and $45,113 for the years ended June 30, 2010, June 30, 2009 and June 30, 2008, respectively. Net investment income represents the difference between investment income and operating expenses and is directly impacted by the items described above.
Net realized (losses) gains were ($51,545), ($39,078) and ($16,222) for the years ended June 30, 2010, June 30, 2009 and June 30, 2008, respectively. The net realized loss during the year ended June 30, 2010 was due primarily to the determination that Yatesville was other than temporarily impaired and recognized a realized loss for the amount by which the amortized cost exceeded the current fair value. On June 30, 2009, we determined that the impairment of the CCEHI investment was other than temporarily impaired and recognized a realized loss for the amount by which the amortized cost exceeded the current fair value. This loss was partially offset by realized gains from sales of the Arctic warrants and Deep Down common stock. The net realized loss of $16,222 sustained in the year ended June 30, 2008 was due mainly to the sale of Charlevoix and Advantage Oilfield Group Ltd. (“AOG”).

Increase (decrease) in net assets from changes in unrealized appreciation/depreciation was $3,980, $15,019 and ($1,300) for the years ended June 30, 2010, June 30, 2009 and June 30, 2008, respectively. For the year ended June 30, 2010, the net unrealized appreciation was driven by $25,184 of write-ups in our investments in Fischbein, GSHI, Prince, Shearer’s, and Regional Management Corporation, and by the disposition of previously written-down investment in Yatesville mentioned above with an unrealized net appreciation of $35,471, which, in turn, were offset by $56,954 of write-downs in our investments in Deb Shops, Freedom Marine, H&M, Manx, NRG, R-V and Wind River. For the year ended June 30, 2009, the net unrealized appreciation was driven by significant write-ups of our investments in AGC, GSHI, NRG, R-V, Shearer’s and Stryker, and by the disposition of previously written-down investment in CCEI mentioned above, which, in turn, were offset by significant write-downs our investments in Ajax, AEH, Conquest Cherokee, LLC, Deb Shops, Iron Horse and Yatesville as well as the elimination of the unrealized appreciation resulting from the sale of Deep Down mentioned above. For the year ended June 30, 2008, $1,300 of the decrease in net assets from the net change in unrealized appreciation/depreciation was driven by significant write-downs in our investments in ICS, Worcester Energy Partners, Inc., and Yatesville partially offset by the write-up for our investment in GSHI and by the disposition of previously written-down investments in AOG and ESA.
Financial Condition, Liquidity and Capital Resources
Our cash flows provided by (used in) operating activities totaled $54,838, ($74,000) and ($204,025) for the years ended June 30, 2010, June 30, 2009 and June 30, 2008, respectively. Investing activities used $106,586 for the acquisition of Patriot for the year ended June 30, 2010. There were no investing activities for the years ended June 30, 2009 and June 30, 2008. Financing activities provided cash flows of $42,887, $83,387 and $204,580 for the years ended June 30, 2010, June 30, 2009 and June 30, 2008, respectively. Dividends paid were $82,908, $43,257 and $24,915 for the years ended June 30, 2010, June 30, 2009 and June 30, 2008, respectively.
Our primary uses of funds have been to continue to invest in our investments in portfolio companies, to add new companies to our investment portfolio, acquire Patriot, repay outstanding borrowings and to make cash distributions to holders of our common stock.
We have and may continue to fund a portion of our cash needs through borrowings from banks, issuances of senior securities or secondary offerings. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. At June 30, 2010, we had $100,300 outstanding borrowings on our $210,000 revolving credit facility.
On March 4, 2010, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $439,622 of additional equity securities as of June 30, 2010.
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

On March 17, 2010, we established an at-the-market program through which we may sell, from time to time and at our discretion, 8,000,000 shares of our common stock. Through this program we issued 5,251,400 shares of our common stock at an average price of $11.50 per share, raising $60,378 of gross proceeds, from March 23, 2010 through June 30, 2010.
Off-Balance Sheet Arrangements
At June 30, 2010, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than those which originate from 1) the investment advisory and management agreement and the administration agreement and 2) the portfolio companies.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including changes in interest rates and equity price risk. Some of the loans in our portfolio have floating interest rates.
We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the twelve months ended June 30, 2010, we did not engage in hedging activities.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Prospect Capital Corporation
New York, New York
We have audited the accompanying consolidated statements of assets and liabilities of Prospect Capital Corporation, including the schedule of investments, as of June 30, 2010 and 2009, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended June 30, 2010, and the financial highlights for each of the periods presented. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.
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
In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Prospect Capital Corporation at June 30, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2010, and the financial highlights for each of the periods presented in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Prospect Capital Corporation’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 30, 2010 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP BDO USA, LLP
New York, New York
August 30, 2010

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	June 30,	June 30,
	2010	2009
Assets (Note 11)
Investments at fair value (net cost of $728,759 and $531,424, respectively, Note 4)
Control investments (net cost of $185,720 and $187,105, respectively)	$195,958	$206,332
Affiliate investments (net cost of $65,082 and $33,544, respectively)	73,740	32,254
Non-control/Non-affiliate investments (net cost of $477,957 and $310,775, respectively)	478,785	308,582

Total investments at fair value	748,483	547,168

Investments in money market funds	68,871	98,735
Cash	1,081	9,942
Receivables for:
Interest, net	5,356	3,562
Dividends	1	28
Other	419	571
Prepaid expenses	371	68
Deferred financing costs	7,579	6,951
Other assets	534	—

Total Assets	832,695	667,025

Liabilities
Credit facility payable (Note 11)	100,300	124,800
Dividends payable	6,909	—
Due to Prospect Administration (Note 8)	294	842
Due to Prospect Capital Management (Note 8)	8,821	5,871
Accrued expenses	4,981	2,381
Other liabilities	705	535

Total Liabilities	122,010	134,429

Net Assets	$710,685	$532,596

Components of Net Assets
Common stock, par value $0.001 per share (100,000,000 and 100,000,000 common shares authorized, respectively; 69,086,862 and 42,943,084 issued and outstanding, respectively) (Note 6)	$69	$43
Paid-in capital in excess of par (Note 6)	805,918	545,707
(Over) undistributed net investment income	(10,431)	24,152
Accumulated realized losses on investments	(104,595)	(53,050)
Unrealized appreciation on investments	19,724	15,744

Net Assets	$710,685	$532,596

Net Asset Value Per Share	$10.29	$12.40

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended
	June 30,	June 30,	June 30,
	2010	2009	2008
Investment Income
Interest income: (Note 4)
Control investments (Net of foreign withholding tax of $19, $166, and $230, respectively)	$17,218	$19,281	$21,709
Affiliate investments (Net of foreign withholding tax of $-, $-, and $70, respectively)	7,957	3,039	1,858
Non-control/Non-affiliate investments	61,343	40,606	35,466

Total interest income	86,518	62,926	59,033

Dividend income
Control investments	14,860	22,468	11,327
Non-control/Non-affiliate investments	474	—	—
Money market funds	32	325	706

Total dividend income	15,366	22,793	12,033

Other income: (Note 5)
Control investments	261	1,249	1,123
Affiliate investments	169	—	—
Non-control/Non-affiliate investments	3,613	13,513	7,213
Gain on Patriot acquisition (Note 2)	7,708	—	—

Total other income	11,751	14,762	8,336

Total Investment Income	113,635	100,481	79,402

Operating Expenses
Investment advisory fees:
Base management fee (Note 8)	13,929	11,915	8,921
Income incentive fee (Note 8)	16,613	14,790	11,278

Total investment advisory fees	30,542	26,705	20,199

Interest and credit facility expenses	8,382	6,161	6,318
Sub-administration fees	—	846	859
Legal fees	702	947	2,503
Valuation services	734	705	577
Audit, compliance and tax related fees	981	1,015	470
Allocation of overhead from Prospect Administration (Note 8)	3,361	2,856	2,139
Insurance expense	254	246	256
Directors’ fees	255	269	253
Potential merger expenses (Note 12)	852	—	—
Other general and administrative expenses	1,121	1,035	715
Excise taxes	—	533	—

Total Operating Expenses	47,184	41,318	34,289

Net Investment Income	66,451	59,163	45,113

Net realized loss on investments (Note 4)	(51,545)	(39,078)	(16,222)
Net change in unrealized appreciation (depreciation) on investments (Note 4)	3,980	15,019	(1,300)

Net Increase in Net Assets Resulting from Operations	$18,886	$35,104	$27,591

Net increase in net assets resulting from operations per share: (Note 7 and Note 9)	$0.32	$1.11	$1.17

Weighted average shares of common stock outstanding:	59,429,222	31,559,905	23,626,642

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except share data)

	Year Ended
	June 30,	June 30,	June 30,
	2010	2009	2008
Increase in Net Assets from Operations:
Net investment income	$66,451	$59,163	$45,113
Net loss on investments	(51,545)	(39,078)	(16,222)
Net change in unrealized appreciation (depreciation) on investments	3,980	15,019	(1,300)

Net Increase in Net Assets Resulting from Operations	18,886	35,104	27,591

Dividends to Shareholders	(101,034)	(36,519)	(39,513)

Capital Share Transactions:
Net proceeds from capital shares sold	158,002	100,304	140,249
Less: Offering costs of public share offerings	(1,781)	(1,023)	(1,505)
Fair value of equity issued in conjunction with Patriot acquisition	92,800	—	—
Reinvestment of dividends	11,216	5,107	2,753

Net Increase in Net Assets Resulting from Capital Share Transactions	260,237	104,388	141,497

Total Increase in Net Assets:	178,089	102,973	129,575
Net assets at beginning of year	532,596	429,623	300,048

Net Assets at End of Year	$710,685	$532,596	$429,623

Capital Share Activity:
Shares sold	16,683,197	12,942,500	9,400,000
Shares issued for Patriot acquisition	8,444,068	—	—
Shares issued through reinvestment of dividends	1,016,513	480,205	171,314

Net increase in capital share activity	26,143,778	13,422,705	9,571,314
Shares outstanding at beginning of year	42,943,084	29,520,379	19,949,065

Shares Outstanding at End of Year	69,086,862	42,943,084	29,520,379

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)

	Year Ended
	June 30,	June 30,	June 30,
	2010	2009	2008
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$18,886	$35,104	$27,591
Net realized loss on investments	51,545	39,078	16,239
Net change in unrealized (appreciation) depreciation on investments	(3,980)	(15,019)	1,300
Accretion of original issue discount on investments	(20,313)	(2,399)	(2,095)
Amortization of deferred financing costs	5,297	759	727
Gain on Patriot acquisition (Note 2)	(7,708)	—	—
Change in operating assets and liabilities:
Payments for purchases of investments and payment-in-kind interest	(157,662)	(98,305)	(311,947)
Proceeds from sale of investments and collection of investment principal	136,221	27,007	127,212
Purchases of cash equivalents	(199,997)	(39,999)	(274,949)
Sales of cash equivalents	199,997	39,999	274,932
Net decrease (increase) of investments in money market funds	29,864	(65,735)	8,760
Decrease (increase) in interest receivable, net	530	532	(1,955)
Decrease (increase) in dividends receivable	27	4,220	(3,985)
Decrease (increase) in loan principal receivable	—	71	(71)
Decrease in receivable for structuring fees	—	—	1,625
Decrease (increase) in other receivables	152	(4)	(296)
(Increase) decrease in prepaid expenses	(268)	205	198
Decrease in due from Prospect Administration	1,500	—	—
Increase in other assets	(534)	—	—
Decrease in payables for securities purchased	—	—	(70,000)
(Decrease) increase in due to Prospect Administration	(548)	147	365
Increase (decrease) in due to Prospect Capital Management	2,950	(75)	1,438
(Decrease) increase in accrued expenses	(1,291)	1,277	(208)
Increase (decrease) in other liabilities	170	(863)	1,094

Net Cash Provided By Operating Activities:	54,838	(74,000)	(204,025)

Cash Flows from Investing Activities:
Acquisition of Patriot, net of cash acquired (Note 2)	(106,586)	—	—

Net Cash Used In Investing Activities:	(106,586)	—	—

Cash Flows from Financing Activities:
Borrowings under credit facility	244,100	100,157	238,492
Payments under credit facility	(268,600)	(66,524)	(147,325)
Financing costs paid and deferred	(5,925)	(6,270)	(416)
Net proceeds from issuance of common stock	158,001	100,304	140,249
Offering costs from issuance of common stock	(1,781)	(1,023)	(1,505)
Dividends paid	(82,908)	(43,257)	(24,915)

Net Cash Provided By Financing Activities:	42,887	83,387	204,580

Total (Decrease) Increase in Cash	(8,861)	9,387	555
Cash balance at beginning of year	9,942	555	—

Cash Balance at End of Year	$1,081	$9,942	$555

Cash Paid For Interest	$1,444	$5,014	$4,942

Non-Cash Financing Activity:
Amount of shares issued in connection with dividend reinvestment plan	$11,216	$5,107	$2,753

Fair value of shares issued in conjunction with the Patriot Acquisition	$92,800	$—	$—

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2010 and June 30, 2009
(in thousands, except share data)

			June 30, 2010
			Principal		Fair	% of Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (25.00% or greater of voting control)

Ajax Rolled Ring & Machine, Inc.	South Carolina / Manufacturing	Senior Secured Note — Tranche A (10.50%, due 4/01/2013)(3), (4)	$21,047	$21,047	$21,047	3.0%
		Subordinated Secured Note — Tranche B (11.50% plus 6.00% PIK, due 4/01/2013)(3), (4)	16,306	16,306	9,857	1.3%
		Subordinated Secured Note — Tranche B (15.00%, due 10/30/2010)	500	500	—	0.0%
		Convertible Preferred Stock — Series A (6,142.6 shares)		6,057	—	0.0%
		Unrestricted Common Stock (6 shares)		—	—	0.0%

				43,910	30,904	4.3%

AWCNC, LLC(20)	North Carolina / Machinery	Members Units — Class A (1,800,000 units)		—	—	0.0%
		Members Units — Class B-1 (1 unit)		—	—	0.0%
		Members Units — Class B-2 (7,999,999 units)		—	—	0.0%

				—	—	0.0%

Borga, Inc.	California / Manufacturing	Revolving Line of Credit — $1,000 Commitment (4.75% plus 3.25% default interest, in non-accrual status effective 03/02/2010, past due)(4), (26)	1,000	945	850	0.1%
		Senior Secured Term Loan B (8.25% plus 3.25% default interest, in non-accrual status effective 03/02/2010, past due)(4)	1,612	1,500	1,282	0.2%
		Senior Secured Term Loan C (12.00% plus 4.00% PIK plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)	8,624	707	—	0.0%
		Common Stock (100 shares)(22)		—	—	0.0%
		Warrants (33,750 warrants)(22)		—	—	0.0%

				3,152	2,132	0.3%

C&J Cladding LLC	Texas / Metal Services and Minerals	Membership Interest (400 units)(23)		580	4,128	0.6%

				580	4,128	0.6%

Change Clean Energy Holdings, Inc. (“CCEHI”)(5)	Maine / Biomass Power	Common Stock (1,000 shares)		2,383	—	0.0%

				2,383	—	0.0%

Fischbein, LLC	North Carolina / Machinery	Senior Subordinated Debt (13.00% plus 5.50% PIK, due 5/01/2013)	3,811	3,631	3,811	0.5%
		Membership Interest(25)		1,899	4,812	0.7%

				5,530	8,623	1.2%

Freedom Marine Services LLC	Louisiana / Shipping Vessels	Subordinated Secured Note (16.00% PIK, due 12/31/2011)(3)	10,088	10,040	3,583	0.5%
		Net Profits Interest (22.50% payable on equity distributions)(3), (7)		—	—	0.0%

				10,040	3,583	0.5%

Gas Solutions Holdings, Inc.(8), (3)	Texas / Gas Gathering and Processing	Senior Secured Note (18.00%, due 12/11/2016)	25,000	25,000	25,000	3.5%
		Junior Secured Note (18.00%, due 12/12/2016)	7,500	7,500	7,500	1.1%
		Common Stock (100 shares)		5,003	60,596	8.5%

				37,503	93,096	13.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
June 30, 2010 and June 30, 2009
(in thousands, except share data)

			June 30, 2010
			Principal		Fair	% of Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (25.00% or greater of voting control)

Integrated Contract Services, Inc.(9)	North Carolina / Contracting	Senior Demand Note (15.00%, past due)(10)	$1,170	$1,170	$1,170	0.2%
		Senior Secured Note (7.00% plus 7.00% PIK plus 6.00% default interest, in non-accrual status effective 10/09/2007, past due)	1,100	800	1,100	0.2%
		Junior Secured Note (7.00% plus 7.00% PIK plus 6.00% default interest, in non-accrual status effective 10/09/2007, past due)	14,003	14,003	2,272	0.2%
		Preferred Stock — Series A (10 shares)		—	—	0.0%
		Common Stock (49 shares)		679	—	0.0%

				16,652	4,542	0.6%

Iron Horse Coiled Tubing, Inc.(24)	Alberta, Canada / Production Services	Senior Secured Tranche 1 (Zero Coupon, in non-accrual status effective 1/01/2010, due 12/31/2016)	615	396	615	0.1%
		Senior Secured Tranche 2 (Zero Coupon, in non-accrual status effective 1/01/2010, due 12/31/2016)	2,337	2,338	2,338	0.3%
		Senior Secured Tranche 3 (1.00%, in non-accrual status effective 1/01/2010, due 12/31/2016)	18,000	18,000	9,101	1.3%
		Common Stock (3,821 shares)		268	—	0.0%

				21,002	12,054	1.7%

Manx Energy, Inc. (“Manx”)(12)	Kansas / Oil & Gas Production	Appalachian Energy Holdings, LLC (“AEH”) — Senior Secured Note (8.00%, in non-accrual status effective 1/19/2010, due 1/19/2013)	2,073	2,000	472	0.1%
		Coalbed, LLC — Senior Secured Note (8.00%, in non-accrual status effective 1/19/2010, due 1/19/2013)(6)	6,219	5,991	1,414	0.2%
		Manx — Senior Secured Note (13.00%, in non-accrual status effective 1/19/2010, due 1/19/2013)	2,800	2,800	2,800	0.4%
		Manx — Preferred Stock (6,635 shares)		6,308	—	0.0%
		Manx — Common Stock (3,416,335 shares)		1,171	—	0.0%

				18,270	4,686	0.7%

NRG Manufacturing, Inc.	Texas / Manufacturing	Senior Secured Note (16.50%, due 8/31/2011)(3), (4)	13,080	13,080	13,080	1.8%
		Common Stock (800 shares)		2,317	7,031	1.0%

				15,397	20,111	2.8%

Nupla Corporation	California / Home & Office Furnishings, Housewares & Durable	Revolving Line of Credit — $2,000 Commitment (7.25% plus 2.00% default interest, due 9/04/2012)(4), (26)	1,093	958	1,093	0.2%
		Senior Secured Term Loan A (8.00% plus 2.00% default interest, due 9/04/2012)(4)	5,139	1,503	3,301	0.5%
		Senior Subordinated Debt (10.00% plus 5.00% PIK, in non-accrual status effective 4/01/2009, due 3/04/2013)	3,368	—	—	0.0%
		Preferred Stock — Class A (2,850 shares)		—	—	0.0%
		Preferred Stock — Class B (1,330 shares)		—	—	0.0%
		Common Stock (2,360,743 shares)		—	—	0.0%

				2,461	4,394	0.7%

R-V Industries, Inc.	Pennsylvania / Manufacturing	Warrants (200,000 warrants, expiring 6/30/2017)		1,682	1,697	0.2%
		Common Stock (545,107 shares)		5,086	4,626	0.7%

				6,768	6,323	0.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
June 30, 2010 and June 30, 2009
(in thousands, except share data)

			June 30, 2010
			Principal		Fair	% of Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (25.00% or greater of voting control)

Sidump’r Trailer Company, Inc.	Nebraska / Automobile	Revolving Line of Credit — $2,000 Commitment (7.25%, in non-accrual status effective 11/01/2008, due 1/10/2011)(4), (26)	$1,025	$479	$574	0.1%
		Senior Secured Term Loan A (7.25%, in non-accrual status effective 11/01/2008, due 1/10/2011)(4)	2,048	463	—	0.0%
		Senior Secured Term Loan B (8.75%, in-non-accrual status effective 11/01/2008, due 1/10/2011)(4)	2,321	—	—	0.0%
		Senior Secured Term Loan C (16.50% PIK, in non-accrual status effective 9/27/2008, due 7/10/2011)	3,085	—	—	0.0%
		Senior Secured Term Loan D (7.25%, in non-accrual status effective 11/01/2008, due 7/10/2011)(4)	1,700	—	—	0.0%
		Preferred Stock (49,843 shares)		—	—	0.0%
		Common Stock (64,050 shares)		—	—	0.0%

				942	574	0.1%

Yatesville Coal Holdings, Inc.(11)	Kentucky / Mining, Steel, Iron and Non-Precious Metals and Coal Production	Senior Secured Note (Non-accrual status effective 1/01/2009, due 12/31/2010)(4)	10,000	1,035	808	0.1%
		Junior Secured Note (Non-accrual status effective 1/01/2009, due 12/31/2010)(4)	41,931	95	—	0.0%
		Common Stock (1,000 shares)		—	—	0.0%

				1,130	808	0.1%

		Total Control Investments		185,720	195,958	27.6%

Affiliate Investments (5.00% to 24.99% voting control)

Biotronic NeuroNetwork(17)	Michigan / Healthcare	Senior Secured Note (11.50% plus 1.00% PIK, due 2/21/2013)(3), (4)	26,227	26,227	26,744	3.8%
		Preferred Stock (9,925.455 shares)(13)		2,300	2,759	0.4%

				28,527	29,503	4.2%

Boxercraft Incorporated	Georgia / Textiles & Leather	Revolving Line of Credit — $1,000 Commitment (9.00%, due 9/16/2013)(26), (27)	1,000	1,000	1,000	0.1%
		Senior Secured Term Loan A (9.50%, due 9/16/2013)(3), (4)	3,843	3,330	3,577	0.5%
		Senior Secured Term Loan B (10.00%, due 9/16/2013)(3), (4)	4,822	3,845	4,386	0.6%
		Subordinated Secured Term Loan (12.00% plus 6.50% PIK, due 3/16/2014)(3)	7,235	5,775	6,717	0.9%
		Preferred Stock (1,000,000 shares)		—	205	0.0%
		Common Stock (10,000 shares)		—	—	0.0%

				13,950	15,885	2.2%

KTPS Holdings, LLC	Colorado / Textiles & Leather	Revolving Line of Credit — $1,500 Commitment (10.50%, due 1/31/2012)(26), (27)	1,000	1,000	1,000	0.1%
		Senior Secured Term Loan A (10.50%, due 1/31/2012)(3), (4)	3,130	2,847	2,916	0.4%
		Senior Secured Term Loan B (12.00%, due 1/31/2012)(3)	435	377	409	0.1%
		Senior Secured Term Loan C (12.00% plus 6.00% PIK, due 3/31/2012)(3)	4,932	4,345	4,796	0.7%
		Membership Interest — Class A (730 units)		—	—	0.0%
		Membership Interest — Common (199,795 units)		—	—	0.0%

				8,569	9,121	1.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
June 30, 2010 and June 30, 2009
(in thousands, except share data)

			June 30, 2010
			Principal		Fair	% of Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Affiliate Investments (5.00% to 24.99% voting control)

Smart, LLC(15)	New York / Diversified / Conglomerate Service	Membership Interest — Class B (1,218 units)		$—	$—	0.0%
		Membership Interest — Class D (1 unit)		—	—	0.0%

				—	—	0.0%

Sport Helmets Holdings, LLC(15)	New York / Personal & Nondurable Consumer Products	Revolving Line of Credit — $3,000 Commitment (4.54%, due 12/14/2013)(26), (27)		—	—	0.0%
		Senior Secured Term Loan A (4.54%, due 12/14/2013)(3), (4)	$3,025	1.658	2,993	0.4%
		Senior Secured Term Loan B (5.04%, due 12/14/2013)(3), (4)	7,388	5,161	6,432	0.9%
		Senior Subordinated Debt — Series A (12.00% plus 3.00% PIK, due 6/14/2014)(3)	7,325	5,857	6,734	0.9%
		Senior Subordinated Debt — Series B (10.00% plus 5.00% PIK, due 6/14/2014)(3)	1,357	952	1,160	0.2%
		Common Stock (20,554 shares)		408	1,912	0.3%

				14,036	19,231	2.7%

		Total Affiliate Investments		65.082	73,740	10.4%

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

ADAPCO, Inc.	Florida / Ecological	Common Stock (5,000 shares)		141	340	0.0%

				141	340	0.0%

Aircraft Fasteners International, LLC	California / Machinery	Revolving Line of Credit — $500 Commitment (9.50%, due 11/01/2012)(26), (27)		—	—	0.0%
		Senior Secured Term Loan (9.50%, due 11/01/2012)(3), (4)	4,565	4,565	4,248	0.6%
		Junior Secured Term Loan (12.00% plus 6.00% PIK, due 5/01/2013)(3)	5,134	5,134	4,807	0.7%
		Convertible Preferred Stock (32,500 units)		396	98	0.0%

				10,095	9,153	1.3%

American Gilsonite Company	Utah / Specialty Minerals	Senior Subordinated Note (12.00% plus 3.00% PIK, due 3/14/2013)(3)	14,783	14,783	14,931	2.1%
		Membership Interest in AGC/PEP, LLC (99.9999%)(16)		1,031	3,532	0.5%

				15,814	18,463	2.6%

Arrowhead General Insurance Agency, Inc.(17)	California / Insurance	Senior Secured Term Loan (8.50%, due 8/08/2012)	850	809	830	0.1%
		Junior Secured Term Loan (10.25% plus 2.50% PIK, due 2/08/2013)	6,179	5,002	5,122	0.7%

				5,811	5,952	0.8%

Caleel + Hayden, LLC (15)	Colorado / Personal & Nondurable Consumer Products	Membership Units (7,500 shares)		351	818	0.1%
		Options in Mineral Fusion Natural Brands, LLC (11,662 options)		—	—	0.0%

				351	818	0.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
June 30, 2010 and June 30, 2009
(in thousands, except share data)

			June 30, 2010
			Principal		Fair	% of Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)
Castro Cheese Company, Inc.	Texas / Food Products	Subordinated Secured Note (11.00% plus 2.00% PIK, due 2/28/2013)(3)	$7,692	$7,597	$7,769	1.1%

				7,597	7,769	1.1%

Copernicus Group	North Carolina / Healthcare	Revolving Line of Credit — $500 Commitment (10.00%, due 10/08/2013)(4), (26)	150	22	150	0.0%
		Senior Secured Term Loan A (10.00%, due 10/08/2013)(3), (4)	5,850	5,058	5,416	0.8%
		Senior Subordinated Debt (10.00% plus 10.00% PIK, due 4/08/2014)	13,390	11,421	12,677	1.8%
		Preferred Stock — Series A (1,000,000 shares)		67	104	0.0%
		Preferred Stock — Series C (212,121 shares)		212	246	0.0%

				16,780	18,593	2.6%

Deb Shops, Inc.(17)	Pennsylvania / Retail	Second Lien Debt (14.00% PIK, in non-accrual status effective 2/24/2009, due 10/23/2014)	17,562	14,606	2,051	0.3%

				14,606	2,051	0.3%

Diamondback Operating, LP	Oklahoma / Oil & Gas Production	Net Profits Interest (15.00% payable on Equity distributions)(7)		—	193	0.0%

				—	193	0.0%

EXL Acquisition Corporation	South Carolina / Electronics	Revolving Line of Credit — $1,000 Commitment (7.75%, due 06/24/2015)(26), (27)		—	—	0.0%
		Senior Secured Term Loan A (7.75%, due 6/24/2015)(3), (4)	12,250	12,250	12,250	1.7%
		Senior Secured Term Loan B (12.00% plus 2.00% PIK, due 12/24/2015)(3)	12,250	12,250	12,250	1.7%
		Common Stock — Class A (2,475 shares)		437	363	0.1%
		Common Stock — Class B (25 shares)		252	103	0.0%

				25,189	24,966	3.5%

Fairchild Industrial Products, Co.(2)	North Carolina / Electronics	Preferred Stock — Class A (285.1 shares)		377	435	0.1%
		Common Stock — Class B (28 shares)		211	228	0.0%

				588	663	0.1%

H&M Oil & Gas, LLC	Texas / Oil & Gas Production	Senior Secured Note (13.00% plus 3.00% PIK, due 9/30/2010)	59,107	59,107	48,867	6.9%
		Net Profits Interest (8.00% payable on Equity distributions)(7)		—	827	0.1%

				59,107	49,694	7.0%

Hoffmaster Group, Inc.	Wisconsin / Durable Consumer Products	Second Lien Term Loan (13.50%, due 6/2/2017)(3)	20,000	20,000	20,000	2.8%

				20,000	20,000	2.8%

Hudson Products Holdings, Inc.(17)	Texas / Manufacturing	Senior Secured Term Loan (8.00%, due 8/24/2015)(3), (4)	6,365	5,734	5,314	0.7%

				5,734	5,314	0.7%

IEC Systems LP (“IEC”) /Advanced Rig Services LLC (“ARS”)	Texas / Oilfield Fabrication	IEC Senior Secured Note (12.00% plus 3.00% PIK, due 11/20/2012)(3), (4)	19,008	19,008	19,008	2.7%
		ARS Senior Secured Note (12.00% plus 3.00% PIK, due 11/20/2012)(3), (4)	11,421	11,421	11,421	1.6%

				30,429	30,429	4.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
June 30, 2010 and June 30, 2009
(in thousands, except share data)

			June 30, 2010
			Principal		Fair	% of Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)
Impact Products, LLC	Ohio / Home & Office Furnishings, Housewares & Durable	Junior Secured Term Loan (6.38%, due 9/09/2012)(4)	$7,300	$6,351	$7,290	1.0%
		Senior Subordinated Debt (10.00% plus 5.00% PIK, due 9/09/2012)	5,548	5,300	5,548	0.8%

				11,651	12,838	1.8%

Label Corp Holdings, Inc.	Nebraska / Printing & Publishing	Senior Secured Term Loan (8.50%, due 8/08/2014)(3), (4)	5,794	5,222	5,284	0.7%

				5,222	5,284	0.7%

LHC Holdings Corp.(17)	Florida / Healthcare	Revolving Line of Credit — $1,000 Commitment (9.00%, due 11/30/2012)(26), (27)		—	—	0.0%
		Senior Secured Term Loan A (9.00%, due 11/30/2012)(3), (4)	2,015	2,015	1,839	0.3%
		Senior Subordinated Debt (12.00% plus 2.50% PIK, due 5/31/2013)(3)	4,565	4,199	4,220	0.6%
		Membership Interest (125 units)		216	217	0.0%

				6,430	6,276	0.9%

Mac & Massey Holdings, LLC	Georgia / Food Products	Senior Subordinated Debt (10.00% plus 5.75% PIK, due 2/10/2013)	8,671	7,351	8,643	1.2%
		Membership Interest (250 units)		145	390	0.1%

				7,496	9,033	1.3%

Maverick Healthcare, LLC	Arizona / Healthcare	Second Lien Debt (12.50% plus 3.50% PIK, due 4/30/2014)(3)	13,122	13,122	13,247	1.9%
		Preferred Units (1,250,000 units)		1,252	2,025	0.2%
		Common Units (1,250,000 units)		—	—	0.0%

				14,374	15,272	2.1%

Miller Petroleum, Inc.	Tennessee / Oil & Gas Production	Warrants, Common Stock (2,208,772 warrants, expiring 5/04/2010 to 3/31/2015)(14)		150	1,244	0.2%

				150	1,244	0.2%

Northwestern Management Services, LLC	Florida / Healthcare	Revolving Line of Credit — $1,000 Commitment (4.36%, due 12/13/2012)(26), (27)	350	350	350	0.0%
		Senior Secured Term Loan A (4.36%, due 12/13/2012)(3), (4)	4,309	3,516	3,578	0.5%
		Senior Secured Term Loan B (4.86%, due 12/13/2012)(3), (4)	1,219	904	956	0.1%
		Subordinated Secured Term Loan (12.00% plus 3.00%, due 6/13/2013)(3)	2,971	2,468	2,606	0.4%
		Common Stock (50 shares)		371	564	0.1%

				7,609	8,054	1.1%

Prince Mineral Company, Inc.	New York / Metal Services and Minerals	Junior Secured Term Loan (9.00%, due 12/21/2012)(4)	11,150	11,150	11,150	1.6%
		Senior Subordinated Debt (13.00% plus 2.00%, due 7/21/2013)	12,260	1,420	12,260	1.7%

				12,570	23,410	3.3%

Qualitest Pharmaceuticals, Inc.(17)	Alabama / Pharmaceuticals	Second Lien Debt (7.79%, due 4/30/2015)(3), (4)	12,000	11,955	12,000	1.7%

				11,955	12,000	1.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
June 30, 2010 and June 30, 2009
(in thousands, except share data)

			June 30, 2010
			Principal		Fair	% of Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)
Regional Management Corporation	South Carolina / Financial Services	Second Lien Debt (12.00% plus 2.00% PIK, due 6/29/2012)(3)	25,814	25,814	25,592	3.6%

				25,814	25,592	3.6%

Roll Coater Acquisition Corp.	Indiana / Metal Services and Minerals	Subordinated Secured Debt (10.25%, due 9/30/2010)	6,268	6,102	6,082	0.9%

				6,102	6,082	0.9%

R-O-M Corporation	Missouri / Automobile	Revolving Line of Credit — $1,750 Commitment (4.50%, due 2/08/2013)(26), (27)		—	—	0.0%
		Senior Secured Term Loan A (4.50%, due 2/08/2013)(3), (4)	4,640	4,025	4,571	0.6%
		Senior Secured Term Loan B (8.00%, due 5/08/2013)(3), (4)	7,251	7,251	7,078	1.0%
		Senior Subordinated Debt (12.00% plus 3.00% PIK due 8/08/2013)(3)	7,118	6,799	6,392	0.9%

				18,075	18,041	2.5%

Seaton Corp.	Illinois / Business Services	Subordinated Secured (12.50% plus 2.00% PIK, due 3/14/2011)	12,296	12,060	12,132	1.7%

				12,060	12,132	1.7%

Shearer’s Foods, Inc.	Ohio / Food Products	Junior Secured Debt (12.00% plus 3.00% PIK, due 3/31/2016)(3)	35,266	35,266	36,119	5.1%
		Membership Interest in Mistral Chip Holdings, LLC (2,000 units)(18)		2,560	6,136	0.9%
		Membership Interest in Mistral Chip Holdings, LLC 2 (595 units)(18)		762	1,825	0.3%

				38,588	44,080	6.2%

Skillsoft Public Limited Company	Ireland / Prepackaged Software	Subordinated Unsecured (11.125%, due 06/01/2018)	15,000	14,903	15,000	2.2%

				14,903	15,000	2.2%

Stryker Energy, LLC	Ohio / Oil & Gas Production	Subordinated Secured Revolving Credit Facility (12.00%, due 12/01/2012)(3), (4)	29,724	29,507	29,624	4.2%
		Overriding Royalty Interests(19)		—	2,768	0.4%

				29,507	32,392	4.6%

TriZetto Group(17)	California / Healthcare	Subordinated Unsecured Note (12.00% plus 1.50% PIK, due 10/01/2016)(3)	15,434	15,306	15,895	2.2%

				15,306	15,895	2.2%

Unitek(17)	Pennsylvania / Technical Services	Second Lien Debt (13.08%, due 12/31/2013)(3), (4)	11,500	11,387	11,615	1.7%

				11,387	11,615	1.7%

Wind River Resources Corp. and Wind River II Corp.	Utah / Oil & Gas Production	Senior Secured Note (13.00% plus 3.00% default interest, in non-accrual status effective 12/01/2008, due 7/31/2010)(4)	15,000	15,000	8,779	1.2%
		Net Profits Interest (5.00% payable on Equity distributions)(7)		—	—	0.0%

				15,000	8,779	1.2%

	Total Non-Control/Non-Affiliate Investments (Level 3 Investments)			476,441	477,417	67.1%

		Total Level 3 Portfolio Investments		727,243	747,115	105.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
June 30, 2010 and June 30, 2009
(in thousands, except share data)

			June 30, 2010
			Principal		Fair	% of Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 1 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)
Allied Defense Group, Inc.	Virginia / Aerospace & Defense	Common Stock (10,000 shares)		$56	$38	0.0%

				56	38	0.0%

Dover Saddlery, Inc.	Massachusetts / Retail	Common Stock (30,974 shares)		63	97	0.0%

				63	97	0.0%

LyondellBasell Industries N.V.(22)	Netherlands / Chemical Company	Class A Common Stock (26,961 shares)		874	435	0.2%
		Class B Common Stock (49,421 shares)		523	798	0.0%

				1,397	1,233	0.2%

	Total Non-Control/Non-Affiliate Investments (Level 1 Investments)			1,516	1,368	0.2%

		Total Portfolio Investments		728,759	748,483	105.3%

SHORT TERM INVESTMENTS: Money Market Funds (Level 2 Investments)

Fidelity Institutional Money Market Funds — Government Portfolio (Class I)				62,183	62,183	8.8%
Fidelity Institutional Money Market Funds — Government Portfolio (Class I)(3)				6,687	6,687	0.9%
Victory Government Money Market Funds				1	1	0.0%

		Total Money Market Funds		68,871	68,871	9.7%

		Total Investments		797,630	817,354	115.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2010 and June 30, 2009
(in thousands, except share data)

			June 30, 2009
			Principal		Fair	% of Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 3 INVESTMENTS:

Control Investments (25.00% or greater of voting control)

Ajax Rolled Ring & Machine, Inc.	South Carolina / Manufacturing	Senior Secured Note — Tranche A (10.50%, due 4/01/2013)(3), (4)	$21,487	$21,487	$21,487	4.0%
		Subordinated Secured Note — Tranche B (11.50% plus 6.00% PIK, due 4/01/2013)(3), (4)	11,675	11,675	10,151	1.9%
		Convertible Preferred Stock — Series A (6,143 shares)		6,057	—	0.0%
		Unrestricted Common Stock (6 shares)		—	—	0.0%

				39,219	31,638	5.9%

C&J Cladding LLC	Texas / Metal Services and Minerals	Senior Secured Note (14.00%, due 3/30/2012)(3), (4)	3,150	2,722	3,308	0.6%
		Warrants (400 warrants, expiring 3/30/2014)		580	3,825	0.7%

				3,302	7,133	1.3%

Change Clean Energy Holdings, Inc. (“CCEHI”)(5)	Maine / Biomass Power	Common Stock (1,000 shares)		2,530	2,530	0.5%

				2,530	2,530	0.5%

Gas Solutions Holdings, Inc.(8)	Texas / Gas Gathering and Processing	Senior Secured Note (18.00%, due 12/22/2018)(3)	25,000	25,000	25,000	4.7%
		Junior Secured Note (18.00%, due 12/23/2018)(3)	5,000	5,000	5,000	0.9%
		Common Stock (100 shares)(3)		5,003	55,187	10.4%

				35,003	85,187	16.0%

Integrated Contract Services, Inc.(9)	North Carolina / Contracting	Senior Demand Note (15.00%, due 6/30/2009)(10)	1,170	1,170	1,170	0.2%
		Senior Secured Note (7.00% plus 7.00% PIK plus 6.00% default interest, in non-accrual status effective 10/09/2007, past due)	800	800	800	0.1%
		Junior Secured Note (7.00% plus 7.00% PIK plus 6.00% default interest, in non-accrual status effective 10/09/2007, past due)	14,003	14,003	3,030	0.6%
		Preferred Stock — Series A (10 shares)		—	—	0.0%
		Common Stock (49 shares)		679	—	0.0%

				16,652	5,000	0.9%

Iron Horse Coiled Tubing, Inc.	Alberta, Canada / Production Services	Bridge Loan (15.00% plus 3.00% PIK, due 12/31/2009)	9,826	9,826	9,602	1.8%
		Senior Secured Note (15.00%, due 12/31/2009)	9,250	9,250	3,004	0.6%
		Common Stock (1,781 shares)		268	—	0.0%

				19,344	12,606	2.4%

NRG Manufacturing, Inc.	Texas / Manufacturing	Senior Secured Note (16.50%, due 8/31/2011)(3), (4)	13,080	13,080	13,080	2.5%
		Common Stock (800 shares)		2,317	19,294	3.6%

				15,397	32,374	6.1%

R-V Industries, Inc.	Pennsylvania / Manufacturing	Warrants (200,000 warrants, expiring 6/30/2017)		1,682	4,500	0.8%
		Common Stock (545,107 shares)		5,086	12,267	2.3%

				6,768	16,767	3.1%

Yatesville Coal Holdings, Inc.(11)	Kentucky / Mining, Steel, Iron and Non-Precious Metals and Coal Production	Senior Secured Note (15.72%, in non-accrual status effective 1/01/2009, due 12/31/2010)(4)	10,000	10,000	10,000	1.9%
		Junior Secured Note (15.72%, in non-accrual status effective 1/01/2009, due 12/31/2010)(4)	38,463	38,463	3,097	0.6%
		Common Stock (1,000 shares)		427	—	0.0%

				48,890	13,097	2.5%

		Total Control Investments		187,105	206,332	38.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
June 30, 2010 and June 30, 2009
(in thousands, except share data)

			June 30, 2009
			Principal		Fair	% of Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 3 INVESTMENTS:

Affiliate Investments (5.00% to 24.99% voting control)

Appalachian Energy Holdings LLC(21)	West Virginia / Construction Services	Senior Secured Debt — Tranche A (14.00% plus 3.00% PIK plus 3.00% default interest, in non-accrual status effective 11/01/2008, due 1/31/2011)	$1,997	$1,891	$2,052	0.4%
		Senior Secured Debt — Tranche B (14.00% plus 3.00% PIK plus 3.00% default interest, in non-accrual status effective 11/01/2008, past due)	2,050	1,955	356	0.1%
		Preferred Stock — Series A (200 units)		82	—	0.0%
		Preferred Stock — Series B (241 units)		241	—	0.0%
		Preferred Stock — Series C (500 units)		500	—	0.0%
		Warrants (6,065 warrants, expiring 2/13/2016)		176	—	0.0%
		Warrants (6,025 warrants, expiring 6/17/2018)		172	—	0.0%
		Warrants (25,000 warrants, expiring 11/30/2018)		—	—	0.0%

				5,017	2,408	0.5%

Biotronic NeuroNetwork(17)	Michigan / Healthcare	Senior Secured Note (11.50% plus 1.00% PIK, due 2/21/2013)(3), (4)	26,227	26,227	27,007	5.1%
		Preferred Stock (9,925 shares)(13)		2,300	2,839	0.5%

				28,527	29,846	5.6%

		Total Affiliate Investments		33,544	32,254	6.1%

Non-control/Non-affiliate Investments (less than 5.00% of voting control)
American Gilsonite Company	Utah / Specialty Minerals	Senior Subordinated Note (12.00% plus 3.00% PIK, due 3/14/2013)(3)	14,783	14,783	15,073	2.8%
		Membership Interest Units in AGC/PEP, LLC (99.9999%)(16)		1,031	3,851	0.7%

				15,814	18,924	3.5%

Castro Cheese Company, Inc.	Texas / Food Products	Junior Secured Note (11.00% plus 2.00% PIK, due 2/28/2013)(3)	7,538	7,413	7,637	1.4%

				7,413	7,637	1.4%

Conquest Cherokee, LLC(6)	Tennessee / Oil & Gas Production	Senior Secured Note (13.00% plus 4.00% default interest, in non-accrual status effective 4/01/2009, past due)(4)	10,200	10,191	6,855	1.3%
		Overriding Royalty Interests(19)		—	565	0.1%

				10,191	7,420	1.4%

Deb Shops, Inc.(17)	Pennsylvania / Retail	Second Lien Debt (8.67%, due 10/23/2014)	15,000	14,623	6,272	1.2%

				14,623	6,272	1.2%

Diamondback Operating, LP	Oklahoma / Oil & Gas Production	Net Profits Interest (15.00% payable on Equity distributions)(7)		—	458	0.1%

				—	458	0.1%

Freedom Marine Services LLC	Louisiana / Shipping Vessels	Subordinated Secured Note (12.00% plus 4.00% PIK, due 12/31/2011)(3)	7,234	7,160	7,152	1.4%
		Net Profits Interest (22.50% payable on Equity distributions)(3), (7)		—	229	0.0%

				7,160	7,381	1.4%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
June 30, 2010 and June 30, 2009
(in thousands, except share data)

			June 30, 2009
			Principal		Fair	% of Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 3 INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

H&M Oil & Gas, LLC	Texas / Oil & Gas Production	Senior Secured Note (13.00%, due 6/30/2010)(3)	$49,688	$49,688	$49,697	9.3%
		Net Profits Interest (8.00% payable on Equity distributions)(3), (7)		—	1,682	0.3%

				49,688	51,379	9.6%

IEC Systems LP (“IEC”) /Advanced Rig Services LLC (“ARS”)	Texas / Oilfield Fabrication	IEC Senior Secured Note (12.00% plus 3.00% PIK, due 11/20/2012)(3), (4)	21,411	21,411	21,839	4.1%
		ARS Senior Secured Note (12.00% plus 3.00% PIK, due 11/20/2012)(3), (4)	12,836	12,836	13,092	2.5%

				34,247	34,931	6.6%

Maverick Healthcare, LLC	Arizona / Healthcare	Second Lien Debt (12.00% plus 1.50% PIK, due 4/30/2014)(3)	12,691	12,691	12,816	2.4%
		Preferred Units (1,250,000 units)		1,252	1,300	0.2%
		Common Units (1,250,000 units)		—	—	0.0%

				13,943	14,116	2.6%

Miller Petroleum, Inc.	Tennessee / Oil & Gas Production	Warrants, Common Stock (1,935,523 warrants, expiring 5/04/2010 to 6/30/2014)(14)		150	241	0.1%

				150	241	0.1%

Peerless Manufacturing	Texas / Manufacturing	Subordinated Secured Note (11.50% plus 3.50% PIK, due 4/29/2013)(3)	20,000	20,000	20,400	3.8%

				20,000	20,400	3.8%

Qualitest Pharmaceuticals, Inc.(17)	Alabama / Pharmaceuticals	Second Lien Debt (8.10%, due 4/30/2015)(3), (4)	12,000	11,949	11,452	2.2%

				11,949	11,452	2.2%

Regional Management Corporation.	South Carolina / Financial Services	Second Lien Debt (12.00% plus 2.00% PIK, due 6/29/2012)(3)	25,424	25,424	23,073	4.3%

				25,424	23,073	4.3%

Resco Products, Inc.	Pennsylvania / Manufacturing	Second Lien Debt (8.67%, due 6/22/2014)(3), (4)	9,750	9,594	9,750	1.8%

				9,594	9,750	1.8%

Shearer’s Foods, Inc.	Ohio / Food Products	Second Lien Debt (14.00%, due 10/31/2013)(3)	18,000	18,000	18,360	3.5%
		Membership Interest Units in Mistral Chip Holdings, LLC (2,000 units)(18)		2,000	3,419	0.6%

				20,000	21,779	4.1%

Stryker Energy, LLC	Ohio / Oil & Gas Production	Subordinated Secured Revolving Credit Facility (12.00%, due 12/01/2011)(3), (4)	29,500	29,154	29,554	5.5%
		Overriding Royalty Interests(19)		—	2,918	0.6%

				29,154	32,472	6.1%

TriZetto Group(17)	California / Healthcare	Subordinated Unsecured Note (12.00% plus 1.50% PIK, due 10/01/2016)(3)	15,205	15,065	16,331	3.1%

				15,065	16,331	3.1%

Unitek(17)	Pennsylvania / Technical Services	Second Lien Debt (13.08%, due 12/31/2013)(3), (4)	11,500	11,360	11,730	2.2%

				11,360	11,730	2.2%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
June 30, 2010 and June 30, 2009
(in thousands, except share data)

			June 30, 2009
			Principal		Fair	% of Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 3 INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Wind River Resources Corp. and Wind River II Corp.	Utah / Oil & Gas Production	Senior Secured Note (13.00% plus 3.00% default interest, in non-accrual status effective 12/01/2008, due 7/31/2010)(4)	$15,000	$15,000	$12,644	2.4%
		Net Profits Interest (5.00% payable on Equity distributions)(7)		—	192	0.0%

				15,000	12,836	2.4%

		Total Non-Control/Non-Affiliate Investments		310,775	308,582	57.9%

		Total Level 3 Portfolio Investments		531,424	547,168	102.7%

LEVEL 2 INVESTMENTS:

Money Market Funds

Fidelity Institutional Money Market Funds — Government Portfolio (Class I)				94,753	94,753	17.8%
Fidelity Institutional Money Market Funds — Government Portfolio (Class I)(3)				3,982	3,982	0.7%

		Total Money Market Funds (Level 2 Investments)		98,735	98,735	18.5%

		Total Investments		630,159	645,903	121.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
June 30, 2010 and June 30, 2009
(in thousands, except share data)
Endnote Explanations for the Consolidated Schedule of Investments as of June 30, 2010 and June 30, 2009

(1)
The securities in which Prospect Capital Corporation (“we”, “us” or “our”) has invested were acquired in transactions that were exempt from registration under the Securities Act of 1933, as amended, or the “Securities Act.” These securities may be resold only in transactions that are exempt from registration under the Securities Act.

(2)
Fair value is determined by or under the direction of our Board of Directors. As of June 30, 2010, three of our portfolio investments, Allied Defense Group, Inc., Dover Saddlery, Inc. and Lyondell, were publically traded and classified as Level 1 within the valuation hierarchy established by Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”). As of June 30, 2010 and June 30, 2009, the fair value of our remaining portfolio investments was determined using significant unobservable inputs. ASC 820 classifies such inputs used to measure fair value as Level 3 within the valuation hierarchy. Our investments in money market funds are classified as Level 2. See Note 3 and Note 4 within the accompanying consolidated financial statements for further discussion.

(3)
Security, or portion thereof, is held as collateral for the revolving credit facility (see Note 11). The market values of these investments at June 30, 2010 and June 30, 2009 were $512,244 and $434,069, respectively; they represent 62.7% and 67.2% of total investments at fair value, respectively.

(4)	Security, or portion thereof, has a floating interest rate. Stated interest rate was in effect at June 30, 2010 and June 30, 2009.

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

Biochips, WECO, CCEI, Precision and WEHI currently have no material operations and no significant assets. As of June 30, 2009, our Board of Directors assessed a fair value of $0 for all of these equity positions and the loan position. We determined that the impairment of both CCEI and CCEHI as of June 30, 2009 was other than temporary and recorded a realized loss for the amount that the amortized cost exceeds the fair value at June 30, 2009. Our Board of Directors set no value for the CCEHI investment as of June 30, 2010, a decrease of $2,530 from the fair value as of June 30, 2009.

(6)
During the quarter ended December 31, 2009, we created two new entities, Coalbed Inc. and Coalbed LLC, to foreclose on the outstanding senior secured loan and assigned rights and interests of Conquest Cherokee, LLC (“Conquest”), as a result of the deterioration of Conquest’s financial performance and inability to service debt payments. We own 1,000 shares of common stock in Coalbed Inc., representing 100% of the issued and outstanding common stock. Coalbed Inc., in turn owns 100% of the membership interest in Coalbed LLC.

On October 21, 2009, Coalbed LLC foreclosed on the loan formerly made to Conquest. On January 19, 2010, as part of the Manx rollup, the Coalbed LLC assets and loan was assigned to Manx, the holding company. As of June 30, 2010, our Board of Directors assessed a fair value of $1,414 for the loan position in Coalbed LLC.

(7)	In addition to the stated returns, the net profits interest held will be realized upon sale of the borrower or a sale of the interests.

(8)	Gas Solutions Holdings, Inc. is a wholly-owned investment of us.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
June 30, 2010 and June 30, 2009
(in thousands, except share data)
Endnote Explanations for the Consolidated Schedule of Investments as of June 30, 2010 and June 30, 2009 (Continued)

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

At June 30, 2010 and at June 30, 2009, Yatesville owned 100% of the membership interest of North Fork. In addition, Yatesville held a $9,325 and $8,062, respectively, note receivable from North Fork as of those two respective dates.

At June 30, 2010 and at June 30, 2009, we owned 96% and 87%, respectively, of the common stock of Genesis and held a note receivable of $20,897 and $20,802, respectively, as of those two respective dates.

Yatesville held a note receivable of $4,261 from Unity at June 30, 2010 and at June 30, 2009.

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

Yatesville currently has no material operations. During the quarter ended December 31, 2009, our Board of Directors determined that the impairment of Yatesville was other than temporary and we recorded a realized loss for the amount that the amortized cost exceeds the fair value. Our Board of Directors set the value of the remaining Yatesville investment at $808 as of June 30, 2010.

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

(14)
Total common shares outstanding of 33,389,383 as of July 22, 2010 from Miller Petroleum, Inc.’s (“Miller”) Annual Report on Form 10-K filed on July 28, 2010 as applicable to our June 30, 2010 reporting date. Total common shares outstanding of 15,811,856 as of March 11, 2009 from Miller’s Quarterly Report on Form 10-Q filed on March 16, 2009.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
June 30, 2010 and June 30, 2009
(in thousands, except share data)
Endnote Explanations for the Consolidated Schedule of Investments as of June 30, 2010 and June 30, 2009 (Continued)

(15)	A portion of the positions listed were issued by an affiliate of the portfolio company.

(16)
We own 99.9999% of AGC/PEP, LLC. AGC/PEP, LLC owns 2,037.65 out of a total of 83,818.69 shares (including 4,932 vested an unvested management options) of American Gilsonite Holding Company which owns 100% of American Gilsonite Company.

(17)	Syndicated investment which had been originated by another financial institution and broadly distributed.

(18)
At June 30, 2010, Mistral Chip Holdings, LLC owns 44,800 shares of Chip Holdings, Inc. and Mistral Chip Holdings 2, LLC owns 11,975 shares in Chip Holdings, Inc. Chip Holdings, Inc. is the parent company of Shearer’s Foods, Inc. and has 67,936 shares outstanding before adjusting for management options.

At June 30, 2009, Mistral Chip Holdings, LLC owns 44,800 shares out of 50,650 total shares outstanding of Chip Holdings, Inc., before adjusting for management options.

(19)	The overriding royalty interests held receive payments at the stated rates based upon operations of the borrower.

(20)	On December 31, 2009, we sold our investment in Aylward Enterprises, LLC. AWCNC, LLC is the remaining holding company with zero assets and our remaining outstanding debt has no value of June 30, 2010.

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

(24)
On January 1, 2010, we restructured our senior secured and bridge loans investment in Iron Horse Coiled Tubing, Inc. (“Iron Horse”) and we reorganized Iron Horse’s management structure. The senior secured loan and bridge loan were replaced with three new tranches of senior secured debt. From June 30, 2009 to June 30, 2010, our total ownership of Iron Horse decreased from 80.0% to 70.4%, respectively.

As of June 30, 2010 and June 30, 2009, our Board of Directors assessed a fair value in Iron Horse of $12,054 and $12,606, respectively.

(25)	We own 2,800,000 units in Class A Membership Interests and 372,094 units in Class A-1 Membership Interests.

(26)	Undrawn committed revolvers incur a 0.50% commitment fee. As of June 30, 2010, we have $10,632 of undrawn revolver commitments to our portfolio companies.

(27)
Stated interest rates are based on June 30, 2010 one month LIBOR rates plus applicable spreads based on the respective credit agreements. Interest rates are subject to change based on actual elections by the borrower for a LIBOR rate contract or Base Rate contract when drawing on the revolver.

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
The merger has been accounted for as an acquisition of Patriot by Prospect Capital Corporation (“Prospect”) in accordance with acquisition method of accounting as detailed in ASC 805, Business Combinations (“ASC 805”). The fair value of the consideration paid was allocated to the assets acquired and liabilities assumed based on their fair values as the date of acquisition. As described in more detail in ASC 805, goodwill, if any, would have been recognized as of the acquisition date, if the consideration transferred exceeded the fair value of identifiable net assets acquired. As of the acquisition date, the fair value of the identifiable net assets acquired exceeded the fair value of the consideration transferred, and we recognized the excess as a gain. A preliminary gain of $5,714 was recorded by Prospect in the quarter ended December 31, 2009 related to the acquisition of Patriot, which was revised in the fourth quarter of Fiscal 2010, to $7,708, when we settled severance accruals related to certain members of Patriot’s top management. Under ASC 805, the adjustment to our preliminary estimates is reflected in the three and six months ended December 31, 2009 (See Note 13). The acquisition of Patriot was negotiated in July 2009 with the purchase agreement being signed on August 3, 2009. Between July 2009 and December 2, 2009, our valuation of certain of the investments acquired from Patriot increased due to market improvement, which resulted in the recognition of the gain at closing.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Preliminary Purchase Price Allocation
The purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values as summarized in the following table:

Cash (to repay Patriot debt)	$107,313
Cash (to fund purchase of restricted stock from former Patriot employees)	970
Common stock issued (1)	92,800

Total purchase price	201,083

Assets acquired:
Investments (2)	207,126
Cash and cash equivalents	1,697
Other assets	3,859

Assets acquired	212,682
Other liabilities assumed	(3,891)

Net assets acquired	208,791

Preliminary gain on Patriot acquisition (3)	$7,708

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

(3)
The preliminary gain has been determined based upon the estimated value of certain liabilities which are not yet settled. Any changes to such accruals will be recorded in future periods as an adjustment to such gain. We do not believe such adjustments will be material.

Preliminary Condensed Statement of Net Assets Acquired
The following condensed statement of net assets acquired reflects the preliminary values assigned to Patriot’s net assets as of the acquisition date, December 2, 2009.

Investment securities	$207,126
Cash and cash equivalents	1,697
Other assets	3,859

Total assets	212,682

Other liabilities	(3,891)

Preliminary fair value of net assets acquired	$208,791

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The following unaudited pro forma condensed combined financial information does not purport to be indicative of actual financial position or results of our operations had the Patriot acquisition actually been consummated at the beginning of each period presented. Certain one-time charges have been eliminated. The pro forma adjustments reflecting the allocation of the purchase price of Patriot and the gain of $7,708 recognized on the Patriot Acquisition have been eliminated from all periods presented. Management expects to realize net operating synergies from this transaction. The pro forma condensed combined financial information does not reflect the potential impact of these synergies and does not reflect any impact of additional accretion which would have been recognized on the transaction, except for that which was recorded after the transaction was consummated on December 2, 2009.

	Year ended
	June 30,
	2010	2009
Total Investment Income	$119,258	$137,473
Net Investment Income	65,538	74,553
Net Increase (Decrease) in Net Assets Resulting from Operations	12,117	(7,302)
Net Increase (Decrease) in Net Assets Resulting from Operations per share	0.19	(0.14)
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

Investments are valued utilizing a market approach, an income approach, a liquidation approach, or a combination of approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present value amount (discounted) calculated based on an appropriate discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, the principal market and enterprise values, among other factors.
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
In April 2009, the FASB issued ASC Subtopic 820-10-65, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“ASC 820-10”). This update provides further clarification for ASC 820 in markets that are not active and provides additional guidance for determining when the volume of trading level of activity for an asset or liability has significantly decreased and for identifying circumstances that indicate a transaction is not orderly. ASC 820-10-65 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of ASC 820-10-65 for the year ended June 30, 2010, did not have any effect on our net asset value, financial position or results of operations as there was no change to the fair value measurement principles set forth in ASC 820.

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
We adopted FASB ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Adoption of ASC 740 was applied to all open tax years as of July 1, 2007. The adoption of ASC 740 did not have an effect on our net asset value, financial condition or results of operations as there was no liability for unrecognized tax benefits and no change to our beginning net asset value. As of June 30, 2010 and for the year then ended, we did not have a liability for any unrecognized tax benefits. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.
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
Guarantees and Indemnification Agreements
We follow FASB ASC 460, Guarantees (“ASC 460”). ASC 460 elaborates on the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, for those guarantees that are covered by ASC 460, the fair value of the obligation undertaken in issuing certain guarantees. ASC 460 did not have a material effect on the financial statements. Refer to Note 11 for further discussion of guarantees and indemnification agreements.
Per Share Information
Net increase or decrease in net assets resulting from operations per common share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted net increase or decrease in net assets resulting from operations per share are not presented as there are no potentially dilutive securities outstanding.
Reclassifications
Certain reclassifications have been made in the presentation of prior consolidated financial statements to conform to the presentation as of and for the twelve months ended June 30, 2010.
Recent Accounting Pronouncements
In May 2009, the FASB issued ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. We evaluated all events or transactions that occurred after June 30, 2010 up through the date we issued the accompanying financial statements. During this period, we did not have any material recognizable subsequent events other than those disclosed in our financial statements.

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
In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, Measuring Liabilities at Fair Value, to amend FASB Accounting Standards Codification ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), to clarify how entities should estimate the fair value of liabilities. ASC 820, as amended, includes clarifying guidance for circumstances in which a quoted price in an active market is not available, the effect of the existence of liability transfer restrictions, and the effect of quoted prices for the identical liability, including when the identical liability is traded as an asset. We adopted ASU 2009-05 effective October 1, 2009. The amended guidance in ASC 820 does not have a significant effect on our financial statements for the year ended June 30, 2010.
In September 2009, the FASB issued ASU 2009-12, Measuring Fair Value of Certain Investments (“ASU 2009-12”). This update provides further amendments to ASC 820 to offer investors a practical expedient for measuring the fair value of investments in certain entities that calculate net asset value per share. Specifically, measurement using net asset value per share is reasonable for investments within the scope of ASU 2009-12. We adopted ASU 2009-12 effective October 1, 2009. The amended guidance in ASC 820 does not have a significant effect on our financial statements for the year ended June 30, 2010.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
In February 2010, the FASB issued Accounting Standards Update 2010-10, Consolidation (Topic 810) — Amendments for Certain Investments Funds (“ASU 2010-10”), which defers the application of the consolidation guidance in ASC 810 for certain investments funds. The disclosure requirements continue to apply to all entities. ASU 2010-10 is effective as of the beginning of the first annual period that begins after November 15, 2009 and for interim periods within that first annual period. Our management does not believe that the adoption of the amended guidance in ASU 2010-10 will have a significant effect on our financial statements.
In August 2010, the FASB issued Accounting Standards Update 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules (“ASU 2010-21”). This Accounting Standards Update various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. We are assessing the potential effect this guidance will have on our consolidated financial statements.
In August 2010, the FASB issued Accounting Standards Update 2010-22, Accounting for Various Topics — Technical Corrections to SEC Paragraphs (“ASU 2010-22”). ASU 2010-22 amends various SEC paragraphs based on external comments received and the issuance of Staff Accounting Bulletin (“SAB”) 112, which amends or rescinds portions of certain SAB topics. We are assessing the potential effect this guidance will have on our consolidated financial statements.
Note 4. Portfolio Investments
At June 30, 2010, we had invested in 58 long-term portfolio investments, which had an amortized cost of $728,759 and a fair value of $748,483 and at June 30, 2009, we had invested in 30 long-term portfolio investments, which had an amortized cost of $531,424 and a fair value of $547,168.
As of June 30, 2010, we own controlling interests in Ajax Rolled Ring & Machine (“Ajax”), AWCNC, LLC, Borga, Inc. (“Borga”), C&J Cladding, LLC, Change Clean Energy Holdings, Inc. (“CCEHI”), Fischbein, LLC, Freedom Marine Services LLC, Gas Solutions Holdings, Inc. (“GSHI”), Integrated Contract Services, Inc. (“ICS”), Iron Horse Coiled Tubing, Inc. (“Iron Horse”), Manx Energy, Inc. (“Manx”), NRG Manufacturing, Inc., Nupla Corporation (“Nupla”), R-V Industries, Inc., Sidump’r Trailer Company, Inc. (“Sidump’r”) and Yatesville Coal Holdings, Inc. (“Yatesville”). We also own an affiliated interest in Biotronic NeuroNetwork, Boxercraft Incorporated, KTPS Holdings, LLC, Smart, LLC, and Sport Helmets Holdings, LLC.
The fair values of our portfolio investments as of June 30, 2010 disaggregated into the three levels of the ASC 820 valuation hierarchy are as follows:

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Investments at fair value
Control investments	$—	$—	$195,958	$195,958
Affiliate investments	—	—	73,740	73,740
Non-control/non-affiliate investments	1,368	—	477,417	478,785

	1,368	—	747,115	748,483
Investments in money market funds	—	68,871	—	68,871

Total assets reported at fair value	$1,368	$68,871	$747,115	$817,354

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The fair values of our portfolio investments as of June 30, 2009 disaggregated into the three levels of the ASC 820 valuation hierarchy are as follows:

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Investments at fair value
Control investments	$—	$—	$206,332	$206,332
Affiliate investments	—	—	32,254	32,254
Non-control/non-affiliate investments	—	—	308,582	308,582

	—	—	547,168	547,168
Investments in money market funds	—	98,735	—	98,735

Total assets reported at fair value	$—	$98,735	$547,168	$645,903

The aggregate values of Level 3 portfolio investments changed during the twelve months ended June 30, 2010 as follows:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
			Non-Control/
	Control	Affiliate	Non-Affiliate
	Investments	Investments	Investments	Total
Fair value as of June 30, 2009	$206,332	$32,254	$308,582	$547,168
Total realized losses	(51,228)	—	—	(51,228)
Change in unrealized (depreciation) appreciation	(8,403)	9,948	4,085	5,630 (1)

Net realized and unrealized (loss) gain	(59,631)	9,948	4,085	(45,598)

Assets acquired in the Patriot acquisition	10,534	36,400	160,073	207,007
Purchases of portfolio investments	16,240	2,800	126,788	145,828
Payment-in-kind interest	2,871	775	3,905	7,551
Accretion of original issue discount	3,535	1,475	15,303	20,313
Dispositions of portfolio investments	(9,396)	(4,884)	(120,874)	(135,154)
Transfers within Level 3	25,473	(5,028)	(20,445)	—
Transfers in (out) of Level 3	—	—	—	—

Fair value as of June 30, 2010	$195,958	$73,740	$477,417	$747,115

(1)	Relates to assets held at June 30, 2010
During the year ended June 30, 2010, the valuation methodology for Ajax changed from a discounted cash flow analysis to an enterprise and equity valuation. The independent valuation agent proposed this adjustment due to our controlling equity interest in Ajax. As a result, and combined with declining financial results, the fair market value of Ajax decreased from $31,638 to $30,904 as of June 30, 2009 and June 30, 2010, respectively. There were no other material changes to our valuation methodology.
At June 30, 2010, nine loan investments were on non-accrual status: Borga, Deb Shops, Inc., ICS, Iron Horse, Nupla, Manx, Sidump’r, Wind River Resources Corp. and Wind River II Corp. (“Wind River”), and Yatesville. At June 30, 2009, five loan investments were on non-accrual status: Appalachian Energy Holdings, LLC (“AEH”), Coalbed LLC./Coalbed Inc. (“Coalbed”), ICS, Wind River and Yatesville. The loan principal of these loans amounted to $163,653 and $92,513 as of June 30, 2010 and June 30, 2009, respectively. The fair values of these investments represent approximately 5.6% and 7.3% of our net assets as of June 30, 2010 and June 30, 2009, respectively. For the years ended June 30, 2010, June 30, 2009 and June 30, 2008, the income foregone as a result of not accruing interest on non-accrual debt investments amounted to $19,764, $18,746 and $3,449, respectively.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
During the quarter ended December 31, 2009, we discontinued operations at Yatesville. At December 31, 2009, consistent with the decision to discontinue operations, we determined that the impairment of Yatesville was other-than-temporary and recorded a realized loss of $51,228 for the amount that the amortized cost exceeded the fair market value. As of June 30, 2010 and June 30, 2009, Yatesville is valued at $808 and $13,097, respectively. At June 30, 2009, we determined that one of our investments, CCEHI was other than temporarily impaired and recorded a realized loss representing the amount by which the amortized cost exceeded the fair value.
GSHI has indemnified us against any legal action arising from its investment in Gas Solutions, LP. We have incurred approximately $2,093 from the inception of the investment in GSHI through June 30, 2010 for fees associated with a legal action, and GSHI has reimbursed us for the entire amount. Of the $2,093 reimbursement, $179 and $118 was reflected as dividend income: control investments in the Consolidated Statements of Operations for the years ended June 30, 2009 and June 30, 2008, respectively. There were no such legal fees incurred or reimbursed for the year ended June 30, 2010. Additionally, certain other expenses incurred by us which are attributable to GSHI have been reimbursed by GSHI and are reflected as dividend income: control investments in the Consolidated Statements of Operations. For the years ended June 30, 2010, June 30, 2009 and June 30, 2008, such reimbursements totaled as $3,103, $4,422 and $4,589, respectively.
The original cost basis of debt placements and equity securities acquired, including follow-on investments for existing portfolio companies, totaled $157,662, $98,305 and $311,947 during the year ended June 30, 2010, June 30, 2009 and June 30, 2008, respectively. Debt repayments and sales of equity securities with a cost basis of approximately $136,221, $66,084 and $143,434 were received during the year ended June 30, 2010, June 30, 2009 and June 30, 2008, respectively
During the year ended June 30, 2010, we restructured our loans to Aircraft Fasteners International, LLC, EXL Acquisition Corporation, LHC Holdings Corp., Prince Mineral Company, Inc. and R-O-M Corporation. The revised terms were more favorable than the original terms and increased the present value of the future cash flows. In accordance with ASC 320-20-35 the cost basis of the new loans were recorded at par value, which included $8,099 of accelerated original purchase discount recognized as interest income.
Note 5. Other Investment Income
Other investment income consists of structuring fees, overriding royalty interests, prepayment penalty on net profits interests, settlement of net profits interests, deal deposits, administrative agent fee, and other miscellaneous and sundry cash receipts. Income from such sources was $11,751, $14,762 and $8,336 for the years ended June 30, 2010, June 30, 2009 and June 30, 2008, respectively.

	For The Year Ended
Income Source	June 30, 2010	June 30, 2009	June 30, 2008

Gain on Patriot acquisition (Note 2)	$7,708	$—	$—
Structuring and amendment fees	3,338	1,274	4,751
Overriding royalty interests	194	550	1,819
Prepayment penalty on net profits interests	—	—	1,659
Settlement of net profits interests	—	12,651	—
Deal deposit	—	62	49
Administrative agent fee	100	55	48
Miscellaneous	411	170	10

Other Investment Income	$11,751	$14,762	$8,336

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Note 6. Equity Offerings, Offering Expenses, and Distributions
During the year ended June 30, 2010, we issued 16,683,197 shares of our common stock through public offerings, a registered direct offering, and through the exercise of over-allotment options on the part of the underwriters. Offering expenses were charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us. The proceeds raised, the related underwriting fees, the offering expenses, and the prices at which common stocks were issued since inception are detailed in the following table:

		Gross
	Number of	Proceeds	Underwriting	Offering	Offering
Issuances of Common Stock	Shares Issued	Raised	Fees	Expenses	Price

March 23, 2010 — June 30, 2010(1)	5,251,400	$60,378	$1,210	$624	$11.50

September 24, 2009 (2)	2,807,111	$25,264	$—	$840	$9.000

August 20, 2009 (2)	3,449,686	$29,322	$—	$117	$8.500

July 7, 2009	5,175,000	$46,575	$2,329	$200	$9.000

May 26, 2009 over-allotment	1,012,500	$8,353	$418	$—	$8.250
May 26, 2009	6,750,000	55,687	2,784	300	8.250

April 27, 2009 over-allotment	480,000	$3,720	$177	$—	$7.750
April 27, 2009	3,200,000	24,800	1,177	210	7.750

March 19, 2009	1,500,000	$12,300	$—	$513	$8.200

June 2, 2008	3,250,000	$48,425	$2,406	$254	$14.900

March 31, 2008	1,150,000	$17,768	$759	$350	$15.450
March 28, 2008	1,300,000	19,786	—	350	15.220

November 13, 2007 over-allotment	200,000	$3,268	$163	$—	$16.340
October 17, 2007	3,500,000	57,190	2,860	551	16.340

January 11, 2007 over-allotment	810,000	$14,026	$688	$—	$17.315	(3)
December 13, 2006	6,000,000	106,200	5,100	279	17.700

August 28, 2006 over-allotment	745,650	$11,408	$566	$—	$15.300
August 10, 2006	4,971,000	76,056	3,778	595	15.300

August 27, 2004 over-allotment	55,000	$825	$58	$2	$15.000
July 27, 2004	7,000,000	105,000	7,350	1,385	15.000

(1)
On March 17, 2010, we established an at-the-market program through which we may sell, from time to time and at our sole discretion, 8,000,000 shares of our common stock. Through this program we issued 5,251,400 shares of our common stock at an average price of $11.50 per share, raising $60,378 of gross proceeds, from March 23, 2010 through June 30, 2010.

(2)
Concurrent with the sale of these shares, we entered into a registration rights agreement in which we granted the purchasers certain registration rights with respect to the shares. We have filed with the SEC a post-effective amendment to the registration statement on Form N-2 which has been declared effective by the SEC.

(3)	We declared a dividend of $0.385 per share between offering and over—allotment dates.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Our shareholders’ equity accounts at June 30, 2010 and June 30, 2009 reflect cumulative shares issued as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters and our dividend reinvestment plan. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
On October 9, 2008, our Board of Directors approved a share repurchase plan under which we may repurchase up to $20,000 of our common stock at prices below our net asset value as reported in our financial statements published for the year ended June 30, 2008. We have not made any purchases of our common stock during the period from October 9, 2008 to June 30, 2010 pursuant to this plan.
On June 18, 2010, we announced a change in dividend policy from quarterly to monthly dividends and declared monthly dividends in the following amounts and with the following dates:
•	$0.10 per share for June 2010 to holders of record on June 30, 2010 with a payment date of July 30, 2010;
•	$0.10025 per share for July 2010 to holders of record on July 30, 2010 with a payment date of August 31, 2010; and
•	$0.10050 per share for August 2010 to holders of record on August 31, 2010 with a payment date of September 30, 2010.
Note 7. Net Increase in Net Assets per Common Share
The following information sets forth the computation of net increase in net assets resulting from operations per common share for the years ended June 30, 2010, 2009 and 2008, respectively.

	For The Year Ended
	June 30, 2010	June 30, 2009	June 30, 2008

Net increase in net assets resulting from operations	$18,886	$35,104	$27,591
Weighted average common shares outstanding	59,429,222	31,559,905	23,626,642

Net increase in net assets resulting from operations per common share	$0.32	$1.11	$1.17

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The total base management fees earned by and paid to Prospect Capital Management for the years ended June 30, 2010, June 30, 2009 and June 30, 2008 were $13,929, $11,915 and $8,921, respectively.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Income incentive fees totaling $16,613, $14,790 and $11,278 were earned for the years ended June 30, 2010, June 30, 2009 and June 30, 2008, respectively. No capital gains incentive fees were earned for years ended June 30, 2010, June 30, 2009 and June 30, 2008.
Administration Agreement
We have also entered into an Administration Agreement with Prospect Administration, LLC (“Prospect Administration”) under which Prospect Administration, among other things, provides (or arranges for the provision of) administrative services and facilities for us. For providing these services, we reimburse Prospect Administration for our allocable portion of overhead incurred by Prospect Administration in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of our chief compliance officer and chief financial officer and their respective staffs. For the years ended June 30, 2010, 2009 and 2008, the reimbursement was approximately $3,361, $2,856 and $2.139, respectively. Under this agreement, Prospect Administration furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Prospect Administration also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Prospect Administration assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, Prospect Administration also provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Prospect Administration is a wholly owned subsidiary of our Investment Adviser.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Managerial Assistance
As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We billed $892, $846, and $1,027 of managerial assistance fees for the years ended June 30, 2010, June 30, 2009, and June 30, 2008, respectively, of which $247 and $60 remains on the consolidated statement of assets and liabilities as of June 30, 2010, and June 30, 2009, respectively. These fees are paid to the Administrator so we simultaneously accrue a payable to the Administrator for the same amounts, which remain on the consolidated statements of assets and liabilities.
Note 9. Financial Highlights

	Year	Year	Year	Year	Year
	Ended	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,	June 30,
	2010	2009	2008	2007	2006
Per Share Data(1):
Net asset value at beginning of period	$12.40	$14.55	$15.04	$15.31	$14.59
Costs related to the initial public offering	—	—	—	—	0.01
Costs related to the secondary public offering	—	—	(0.07)	(0.06)	—
Net investment income	1.12	1.87	1.91	1.47	1.21
Realized (loss) gain	(0.87)	(1.24)	(0.69)	0.12	0.04
Net unrealized appreciation (depreciation)	0.07	0.48	(0.05)	(0.52)	0.58
Net (decrease) increase in net assets as a result of public offering	(0.85)	(2.11)	—	0.26	—
Net increase in net assets as a result of shares issued for Patriot acquisition	0.12	—	—	—	—
Dividends declared and paid	(1.70)	(1.15)	(1.59)	(1.54)	(1.12)

Net asset value at end of period	$10.29	$12.40	$14.55	$15.04	$15.31

Per share market value at end of period	$9.65	$9.20	$13.18	$17.47	$16.99
Total return based on market value(2)	21.96%	(22.04%)	(15.90%)	12.65%	44.90%
Total return based on net asset value(2)	(3.51%)	(4.81%)	7.84%	7.62%	12.76%
Shares outstanding at end of period	69,086,862	42,943,084	29,520,379	19,949,065	7,069,873
Average weighted shares outstanding for period	59,429,222	31,559,905	23,626,642	15,724,095	7,056,846

Ratio / Supplemental Data:
Net assets at end of period (in thousands)	$710,685	$532,596	$429,623	$300,048	$108,270
Annualized ratio of operating expenses to average net assets	7.51%	9.03%	9.62%	7.36%	8.19%
Annualized ratio of net investment income to average net assets	10.58%	13.14%	12.66%	9.71%	7.90%

(1)	Financial highlights are based on weighted average shares.

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
Note 10. Litigation
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
In May 2006, based in part on unfavorable due diligence and the absence of investment committee approval, we declined to extend a loan for $10,000 to a potential borrower (“plaintiff”). Plaintiff was subsequently sued by its own attorney in a local Texas court for plaintiff’s failure to pay fees owed to its attorney. In December 2006, plaintiff filed a cross-action against us and certain affiliates (the “defendants”) in the same local Texas court, alleging, among other things, tortuous interference with contract and fraud. We petitioned the United States District Court for the Southern District of New York (the “District Court”) to compel arbitration and to enjoin the Texas action. In February 2007, our motions were granted. Plaintiff appealed that decision. On July 24, 2008, the Second Circuit Court of Appeals affirmed the judgment of the District Court. The arbitration commenced in July 2007 and concluded in late November 2007. Post-hearing briefings were completed in February 2008. On April 14, 2008, the arbitrator rendered an award in our favor, rejecting all of plaintiff’s claims. On April 18, 2008, we filed a petition before the District Court to confirm the award. On October 8, 2008, the District Court granted the Company’s petition to confirm the award, confirmed the awards and subsequently entered judgment thereon in favor of the Company in the amount of $2,288. After filing a defective notice of appeal to the United States Court of Appeals for the Second Circuit on November 5, 2008, plaintiff’s counsel resubmitted a new notice of appeal on January 9, 2009. The plaintiff subsequently requested that the Company agree to stipulate to the withdrawal of plaintiff’s appeal to the Second Circuit. Such a stipulation was filed with the Second Circuit on or about April 14, 2009. Based on this stipulation, the Second Circuit issued a mandate terminating the appeal, which was transmitted to the District Court on April 23, 2009. Post-judgment discovery against plaintiff is continuing and we have filed a motion for sanctions against plaintiff’s counsel. Argument for the motion for sanctions was held on November 19, 2009 and a decision from the court is pending. On March 9, 2010, Judge Leonard Sands granted our motion for sanctions against plaintiff’s counsel. On July 14, 2010, Arnold & Itkin filed a notice of appeal appealing the judgment and the Court’s March 9, 2010 Memorandum and Order.
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
On June 11, 2010, we closed an extension and expansion of our revolving credit facility with a syndicate of lenders. The lenders have commitments of $210 million under the new credit facility as of June 11, 2010. The new credit facility includes an accordion feature which allows the facility to be increased to up to $300 million of commitments in the aggregate to the extent additional or existing lenders commit to increase the commitments. We will seek to add additional lenders in order to reach the maximum size; although no assurance can be given we will be able to do so. As we make additional investments which are eligible to be pledged under the credit facility, we will generate additional availability to the extent such investments are eligible to be placed into the borrowing base. The revolving period of the credit facility extends through June 2012, with an additional one year amortization period (with distributions allowed) after the completion of the revolving period. During such one year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one year amortization period, the remaining balance will become due if required by the lenders.
The Syndicated Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The Syndicated Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Syndicated Facility. The Syndicated Facility also requires the maintenance of a minimum liquidity requirement. At June 30, 2010, we were in compliance with the applicable covenants.
Interest on borrowings under the credit facility is one-month LIBOR plus 325 basis points, subject to a minimum Libor floor of 100 basis points. Additionally, the lenders charge a fee on the unused portion of the credit facility equal to either 75 basis points if at least half of the credit facility is used or 100 basis points otherwise. As of June 30, 2010 and 2009, we had $180,678 and $125,746 available to us for borrowing under our credit facility, of which $100,300 and $124,800 was outstanding, respectively. As we make additional investments which are eligible to be pledged under the credit facility, we will generate additional availability to the extent such investments are eligible to be placed into the borrowing base. At June 30, 2010, the investments used as collateral for the Syndicated Facility had an aggregate market value of $512,244, which represents 72.1% of net assets.
In connection with the origination and amendment of the Syndicated Facility, we incurred approximately $7,580 of fees, including $3,224 of fees carried over from the previous facility, which are being amortized over the term of the facility, and wrote off $759 of the unamortized debt issue costs associated with the original credit facility, in accordance with ASC 470-50, Debt Modifications and Extinguishments.
Note 12. Merger Proposal to Allied Capital Corporation
In January 2010, we delivered a proposal letter to Allied Capital Corporation (“Allied”) noting our opposition to Allied’s proposed merger with Ares Capital Corporation (“Ares”) and containing an offer to acquire each outstanding Allied share in exchange for 0.385 of a share of our common stock. Allied expressed that our offer did not constitute a “Superior Proposal” as defined in their Merger Agreement with Ares and declined our January 2010 offer. In February 2010, we increased our offer to 0.4416 of a share of our common stock. This final offer was also declined by Allied. On March 5, 2010, following Allied’s announcement of a special dividend to shareholders, we terminated our solicitation in opposition of the proposed merger with Ares. We incurred $852 of administrative and legal expense for advice relating to this potential acquisition for the year ended June 30, 2010.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Note 13. Selected Quarterly Financial Data (Unaudited)

					Net Realized and		Net Increase (Decrease)
					Unrealized		in Net Assets from
	Investment Income		Net Investment Income		Gains (Losses)		Operations
Quarter Ended	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)
September 30, 2007	15,391	0.77	7,865	0.39	685	0.04	8,550	0.43
December 31, 2007	18,563	0.80	10,660	0.46	(14,346)	(0.62)	(3,686)	(0.16)
March 31, 2008	22,000	0.92	12,919	0.54	(14,178)	(0.59)	(1,259)	(0.05)
June 30, 2008	23,448	0.85	13,669	0.50	10,317	0.38	23,986	0.88

September 30, 2008(2)	35,799	1.21	23,502	0.80	(9,504)	(0.33)	13,998	0.47
December 31, 2008	22,213	0.75	11,960	0.40	(5,436)	(0.18)	6,524	0.22
March 31, 2009	20,669	0.69	11,720	0.39	3,611	0.12	15,331	0.51
June 30, 2009	21,800	0.59	11,981	0.32	(12,730)	(0.34)	(749)	(0.02)

September 30, 2009	21,517	0.43	12,318	0.25	(18,696)	(0.38)	(6,378)	(0.13)
December 31, 2009(3)	30,877	0.54	18,519	0.32	(33,778)	(0.59)	(15,259)	(0.26)
March 31, 2010	32,005	0.50	18,974	0.30	6,966	0.11	25,940	0.41
June 30, 2010	29,236	0.44	16,640	0.25	(2,057)	(0.03)	14,583	0.22

(1)	Per share amounts are calculated using weighted average shares during period.

(2)	Additional income for this quarter was driven by other investment income from the settlement of net profits interests on IEC Systems LP and Advanced Rig Services LLC for $12,576. See Note 5.

(3)	As adjusted for increase in earnings from Patriot. See Note 2.
Note 14. Subsequent Events
On July 14, 2010, we closed a $37,400 first lien senior secured credit facility to support the acquisition by H.I.G. Capital of a leading consumer credit enhancement services company.
On July 23, 2010, we made a secured debt investment of $21,000 in SonicWALL, Inc., a global leader in network security and data protection for small, mid-sized, and large enterprise organizations.
On July 30, 2010, we issued 83,875 shares of our common stock in connection with the dividend reinvestment plan.
On July 30, 2010, we invested $52,420 of combined debt and equity in AIRMALL USA Inc., a leading developer and manager of airport retail operations.
On July 30, 2010, we recapitalized our debt investment in Northwestern Management Services, LLC, a leading dental practice management company in the Southeast Florida market, providing $10,774 of additional funding to fund the acquisition of six dental practices.
During the period from July 1, 2010 to July 21, 2010, we issued 2,748,600 shares of our common stock at an average price of $9.75 per share, and raised $26,799 of gross proceeds, under our at-the-market program. Net proceeds were $26,262 after 2% commission to the broker-dealer on shares sold.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
During the period from July 22, 2010 to August 24, 2010, we issued 3,814,528 shares of our common stock at an average price of $9.71 per share, and raised $37,052 of gross proceeds, under our at-the-market program. Net proceeds were $36,335 after 2% commission to the broker-dealer on shares sold.
On August 26, 2010, we declared monthly dividends in the following amounts and with the following dates:
•	$0.100625 per share for September 2010 to holders of record on September 30, 2010 with a payment date of October 29, 2010;
•	$0.100750 per share for October 2010 to holders of record on October 29, 2010 with a payment date of November 30, 2010.
On August 26, 2010, Regional Management Corporation repaid the $25,814 loan receivable to us.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
As of June 30, 2010, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Report of Management on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2010. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010 based upon criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of June 30, 2010 based on the criteria on Internal Control — Integrated Framework issued by COSO. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.
Our management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2010 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Prospect Capital Corporation
New York, New York
We have audited Prospect Capital Corporation’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Prospect Capital Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Report of Management on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Prospect Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of assets and liabilities of Prospect Capital Corporation as of June 30, 2010 and 2009, and the related consolidated statements of income, changes in net assets, and cash flows for each of the three years in the period ended June 30, 2010 and our report dated, August 30, 2010 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
New York, New York
August 30, 2010

Item 9B.	Other Information
None.
PART III
We will file a definitive Proxy Statement for our 2010 Annual Meeting of Stockholders, or the 2010 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2010 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). To the Company’s knowledge, during the fiscal year ended June 30, 2010, the Company’s officers, directors and greater than 10% stockholders had complied with all Section 16(a) filing requirements.
The information required by Item 10 is hereby incorporated by reference from our 2010 Proxy Statement.
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
The information required by Item 11 is hereby incorporated by reference from our 2010 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 12 is hereby incorporated by reference from our 2010 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 is hereby incorporated by reference from our 2010 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.
The information required by Item 14 is hereby incorporated by reference from our 2010 Proxy Statement.

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

10.10
Amended and Restated Loan and Servicing Agreement dated June 11, 2010 among Prospect Capital Funding LLC, Prospect Capital Corporation, the lenders from time to time party thereto, the managing agents from time to time party thereto, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch and Key Equipment Finance Inc. as Syndication Agents, U.S. Bank National Association as Calculation Agent, Paying Agent and Documentation Agent, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch as Facility Agent (14).

10.11	Stock Purchase Agreement, dated as of August 17, 2009, among Prospect Capital Corporation and the purchasers named therein (13).

10.12	Registration Rights Agreement, dated as of August 17, 2009, among Prospect Capital Corporation and the purchasers named therein (13).

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).

12	Computation of Ratios (included in the notes to the financial statements contained in this report).

14	Code of Conduct (10)

16	Letter regarding change in certifying accountant (4).

21		Subsidiaries of the Registrant: (included in the notes to the consolidated financial statements contained in this annual report). (8)

22.1		Proxy Statement (5).

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Filed herewith.

(1)	Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-114522), filed on July 6, 2004.

(2)	Incorporated by reference to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-114522), filed on July 23, 2004.

(3)	Incorporated by reference from the Registrant’s Form 10-K filed on September 28, 2006.

(4)	Incorporated by reference to the form 8-K/A (File No. 814-00659), filed on January 21, 2005.

(5)	Incorporated by reference from the Registrant’s Proxy Statement filed on October 20, 2008.

(6)	Incorporated by reference from the Registrant’s Registration Statement on Form N-2 (File No. 333-143819) filed on September 5, 2007.

(7)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on February 11, 2008.

(8)	Incorporated by reference from the Registrant’s Form 10-K filed on September 28, 2007.

(9)	Incorporated by reference from the Registrant’s Form 8-K filed on September 10, 2008.

(10)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2008.

(11)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed on June 26, 2009.

(12)	Incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on August 5, 2009

(13)	Incorporated by reference Exhibit 10.1 and 10.2 of the Registrant’s Form 8-K filed on August 21, 2009.

(14)	Incorporated by reference Exhibit 99.1 of the Registrant’s Form 8-K filed on June 15, 2010.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized August 30, 2010.
PROSPECT CAPITAL CORPORATION
By:

/s/ John F. Barry III John F. Barry III
Chief Executive Officer and Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John F. Barry III John F. Barry, III	Chairman of the Board, Chief Executive Officer, Director	August 30, 2010

/s/ Brian H. Oswald Brian H. Oswald	Chief Financial Officer	August 30, 2010

/s/ M. Grier Eliasek M. Grier Eliasek	President, Chief Operations Officer, Director	August 30, 2010

/s/ Andrew C. Cooper Andrew C. Cooper	Director	August 30, 2010

/s/ William J. Gremp William J. Gremp	Director	August 30, 2010

/s/ Eugene S. Stark Eugene S. Stark	Director	August 30, 2010