Form 10-K/A
period 2010-06-30
PROSPECT CAPITAL CORP
filed 2010-09-24
CIK 1287032

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

EXPLANATORY NOTE

Prospect Capital Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2010, as filed with the Securities and Exchange Commission on August 30, 2010 (the “Annual Report”), for the sole purpose of correcting a typographical error on the date indicated on Exhibit 32.1 and Exhibit 32.2, Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment No. 1 also includes currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certification exhibits have been revised accordingly.
This Amendment No. 1 is not intended to, nor does it, reflect events occurring after the filing of the Annual Report, and does not modify or update the disclosures therein in any way other than as required to reflect the change described above.

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

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized September 23, 2010.
PROSPECT CAPITAL CORPORATION
By:

/s/ John F. Barry III John F. Barry III
Chief Executive Officer and Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John F. Barry III John F. Barry, III	Chairman of the Board, Chief Executive Officer, Director	September 23, 2010

/s/ Brian H. Oswald Brian H. Oswald	Chief Financial Officer	September 23, 2010

/s/ M. Grier Eliasek M. Grier Eliasek	President, Chief Operations Officer, Director	September 23, 2010

/s/ Andrew C. Cooper Andrew C. Cooper	Director	September 23, 2010

/s/ William J. Gremp William J. Gremp	Director	September 23, 2010

/s/ Eugene S. Stark Eugene S. Stark	Director	September 23, 2010