Form 10-Q
period 2010-09-30
PROSPECT CAPITAL CORP
filed 2010-11-09
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2010

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of November 8, 2010 was 83,423,918.

PROSPECT CAPITAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
September 30, 2010 and June 30, 2010
(in thousands, except share and per share data)

	September 30, 2010	June 30, 2010
	(Unaudited)	(Audited)

Assets (Note 11)
Investments at fair value:
Control investments (cost of $238,633 and $185,720, respectively)	$258,831	$195,958
Affiliate investments (cost of $64,429 and $65,082, respectively)	70,254	73,740
Non-control/Non-affiliate investments (cost of $503,333 and $477,957, respectively)	501,092	478,785

Total investments at fair value (cost of $806,395 and $728,759, respectively, Note 4)	830,177	748,483

Investments in money market funds	21,040	68,871
Cash	1,062	1,081
Receivables for:
Interest, net	5,898	5,356
Dividends	1,751	1
Other	679	419
Prepaid expenses	297	371
Deferred financing costs, net	7,359	7,579
Due from broker	1,803	—
Other assets	534	534

Total Assets	870,600	832,695

Liabilities
Credit facility payable (Note 11)	46,600	100,300
Dividends payable	7,889	6,909
Due to broker	1,980	—
Due to Prospect Administration (Note 8)	407	294
Due to Prospect Capital Management (Note 8)	6,818	9,006
Accrued expenses	3,044	4,057
Other liabilities	1,038	705

Total Liabilities	67,776	121,271

Net Assets	$802,824	$711,424

Components of Net Assets
Common stock, par value $0.001 per share (200,000,000 and 100,000,000 common shares authorized, respectively; 78,401,363 and 69,086,862 issued and outstanding, respectively) (Note 6)	$78	$69
Paid-in capital in excess of par (Note 6)	894,568	805,918
Distributions in excess of net investment income	(11,536)	(9,692)
Accumulated realized losses on investments	(104,068)	(104,595)
Unrealized appreciation on investments	23,782	19,724

Net Assets	$802,824	$711,424

Net Asset Value Per Share	$10.24	$10.30

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Three Months Ended September 30, 2010 and 2009
(in thousands, except share and per share data)
(Unaudited)

	For Three Months Ended September 30,
	2010	2009
Investment Income
Interest income: (Note 4)
Control investments (Net of foreign withholding tax of $0 and $32, respectively)	$5,189	$4,591
Affiliate investments	2,950	849
Non-control/Non-affiliate investments	20,782	9,395

Total interest income	28,921	14,835

Dividend income:
Control investments	1,750	6,200
Non-control/Non-affiliate investments	440	—
Money market funds	4	18

Total dividend income	2,194	6,218

Other income: (Note 5)
Control/affiliate investments	1,771	—
Affiliate investments	147	—
Non-control/Non-affiliate investments	2,179	464

Total other income	4,097	464

Total Investment Income	35,212	21,517

Operating Expenses
Investment advisory fees:
Base management fee (Note 8)	4,276	3,209
Income incentive fee (Note 8)	5,249	3,080

Total investment advisory fees	9,525	6,289

Interest and credit facility expenses	2,261	1,374
Legal fees	310	—
Valuation services	217	120
Audit, compliance and tax related fees	216	262
Allocation of overhead from Prospect Administration (Note 8)	800	840
Insurance expense	71	63
Directors’ fees	64	64
Other general and administrative expenses	753	187

Total Operating Expenses	14,217	9,199

Net Investment Income	20,995	12,318

Net realized gain on investments (Note 4)	527	—
Net change in unrealized appreciation (depreciation) on investments (Note 4)	4,058	(18,696)

Net Increase (Decrease) in Net Assets Resulting from Operations	$25,580	$(6,378)

Net increase (decrease) in net assets resulting from operations per share (Note 7 and Note 9)	$0.34	$(0.13)

Dividends declared per share	$0.30	$0.41

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
For The Three Months Ended September 30, 2010 and 2009
(in thousands, except share data)
(Unaudited)

	For The Three Months Ended September 30,
	2010	2009
Increase (Decrease) in Net Assets from Operations:
Net investment income	$20,995	$12,318
Net realized gain on investments	527	—
Net change in unrealized appreciation (depreciation) on investments	4,058	(18,696)

Net Increase (Decrease) in Net Assets Resulting from Operations	25,580	(6,378)

Dividends to Shareholders	(22,838)	(19,548)

Capital Share Transactions:
Net proceeds from capital shares sold	86,435	98,833
Less: Offering costs of public share offerings	(308)	(1,158)
Reinvestment of dividends	2,531	2,901

Net Increase in Net Assets Resulting from Capital Share Transactions	88,658	100,576

Total Increase in Net Assets	91,400	74,650
Net assets at beginning of period	711,424	532,596

Net Assets at End of Period	$802,824	$607,246

Capital Share Activity:
Shares sold	9,051,000	11,431,797
Shares issued through reinvestment of dividends	263,501	297,274

Net increase in capital share activity	9,314,501	11,729,071
Shares outstanding at beginning of period	69,086,862	42,943,084

Shares Outstanding at End of Period	78,401,363	54,672,155

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Three Months Ended September 30, 2010 and 2009
(in thousands, except share data)
(Unaudited)

	For The Three Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$25,580	$(6,378)
Net realized gain on investments	(527)	—
Net change in unrealized (appreciation) depreciation on investments	(4,058)	18,696
Accretion of purchase discount on investments	(4,305)	(501)
Amortization of deferred financing costs	990	823

Change in operating assets and liabilities
Payments for purchases of investments	(137,797)	(4,599)
Payment-in-kind interest	(3,154)	(1,467)
Proceeds from sale of investments and collection of investment principal	68,148	24,241
Purchases of cash equivalents	—	(124,998)
Sales of cash equivalents	—	124,998
Net investments in money market funds	47,831	13,592
Increase in interest receivable	(542)	(1,090)
(Increase) decrease in dividends receivable	(1,750)	21
(Increase) decrease in other receivables	(260)	257
Decrease (increase) in prepaid expenses	74	(712)
Increase in due from broker	(1,803)	—
Increase in due to broker	1,980	—
Increase (decrease) in due to Prospect Administration	113	(685)
(Decrease) increase in due to Prospect Capital Management	(2,188)	3
Decrease in accrued expenses	(1,013)	(934)
Increase in other liabilities	333	236

Net Cash (Used In) Provided By Operating Activities	(12,348)	41,503

Cash Flows from Financing Activities:
Borrowings under credit facility	93,200	—
Payments under credit facility	(146,900)	(124,800)
Financing costs paid and deferred	(770)	(653)
Net proceeds from issuance of common stock	86,435	98,833
Offering costs from issuance of common stock	(308)	(1,158)
Dividends paid	(19,328)	(16,647)

Net Cash Provided By (Used In) Financing Activities	12,329	(44,425)

Total Decrease in Cash	(19)	(2,922)
Cash balance at beginning of period	1,081	9,942

Cash Balance at End of Period	$1,062	$7,020

Cash Paid For Interest	$982	$348

Non-Cash Financing Activity:
Amount of shares issued in connection with dividend reinvestment plan	$2,531	$2,901

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2010 and June 30, 2010
(in thousands, except share data)

			September 30, 2010
						% of
			Principal		Fair	Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (25.00% or greater of voting control)

AIRMALL USA, Inc.	Pennsylvania / Property Management	Senior Secured Term Loan (12.00%, due 6/30/2015)(3), (4)	$30,000	$30,000	$30,000	3.7%
		Senior Subordinated Term Loan (12.00% plus 6.00% PIK, due 12/31/2015)	12,631	12,631	12,631	1.6%
		Convertible Preferred Stock (9,919.684 shares)		9,920	9,920	1.2%
		Common Stock (100 shares)		—	3,046	0.4%

				52,551	55,597	6.9%

Ajax Rolled Ring & Machine, Inc.	South Carolina / Manufacturing	Senior Secured Note — Tranche A (10.50%, due 4/01/2013)(3), (4)	20,937	20,937	20,937	2.6%
		Subordinated Secured Note — Tranche B (11.50% plus 6.00% PIK, due 4/01/2013)(3), (4)	13,840	13,840	10,046	1.3%
		Convertible Preferred Stock — Series A (6,142.6 shares)		6,057	—	0.0%
		Unrestricted Common Stock (6 shares)		—	—	0.0%

				40,834	30,983	3.9%

AWCNC, LLC(20)	North Carolina / Machinery	Members Units — Class A (1,800,000 units)		—	—	0.0%
		Members Units — Class B-1 (1 unit)		—	—	0.0%
		Members Units — Class B-2 (7,999,999 units)		—	—	0.0%

				—	—	0.0%

Borga, Inc.	California / Manufacturing	Revolving Line of Credit — $1,000 Commitment (4.75% plus 3.25% default interest, in non-accrual status effective 03/02/2010, past due)(4), (26)	1,000	945	850	0.1%
		Senior Secured Term Loan B (8.25% plus 3.25% default interest, in non-accrual status effective 03/02/2010, past due)(4)	1,612	1,500	1,370	0.2%
		Senior Secured Term Loan C (12.00% plus 4.00% PIK plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)	8,713	707	18	0.0%
		Common Stock (100 shares)(22)		—	—	0.0%
		Warrants (33,750 warrants)(22)		—	—	0.0%

				3,152	2,238	0.3%

C&J Cladding LLC	Texas / Metal Services and Minerals	Membership Interest (400 units)(23)		580	4,958	0.6%

				580	4,958	0.6%

Change Clean Energy Holdings, Inc. (“CCEHI” or “Biomass”)(5)	Maine / Biomass Power	Common Stock (1,000 shares)		2,383	—	0.0%

				2,383	—	0.0%

Fischbein, LLC	North Carolina / Machinery	Senior Subordinated Debt (13.00% plus 5.50% PIK, due 5/01/2013)	2,441	2,273	2,441	0.3%
		Membership Interest(25)		1,899	9,715	1.2%

				4,172	12,156	1.5%

Freedom Marine Services LLC	Louisiana / Shipping Vessels	Subordinated Secured Note (16.00% PIK, due 12/31/2011)	10,399	10,359	3,506	0.4%
		Net Profits Interest (22.50% payable on equity distributions)(7)		—	—	0.0%

				10,359	3,506	0.4%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
September 30, 2010 and June 30, 2010
(in thousands, except share data)

			September 30, 2010
						% of
			Principal		Fair	Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (25.00% or greater of voting control)

Gas Solutions Holdings, Inc.(8), (3)	Texas / Gas Gathering and Processing	Senior Secured Note (18.00%, due 12/11/2016)	$25,000	$25,000	$25,000	3.1%
		Junior Secured Note (18.00%, due 12/12/2016)	12,000	12,000	12,000	1.5%
		Common Stock (100 shares)		5,003	60,596	7.5%

				42,003	97,596	12.1%

Integrated Contract Services, Inc.(9)	North Carolina / Contracting	Senior Demand Note (15.00%, past due)(10)	1,170	1,170	1,170	0.1%
		Senior Secured Note (7.00% plus 7.00% PIK plus 6.00% default interest, in non-accrual status effective 10/09/2007, past due)	960	660	566	0.1%
		Junior Secured Note (7.00% plus 7.00% PIK plus 6.00% default interest, in non-accrual status effective 10/09/2007, past due)	14,003	14,003	1,642	0.2%
		Preferred Stock — Series A (10 shares)		—	—	0.0%
		Common Stock (49 shares)		679	—	0.0%

				16,512	3,378	0.4%

Iron Horse Coiled Tubing, Inc.(24)	Alberta, Canada / Production Services	Senior Secured Tranche 1 (Zero Coupon, in non-accrual status effective 1/01/2010, due 12/31/2016)	615	396	615	0.1%
		Senior Secured Tranche 2 (Zero Coupon, in non-accrual status effective 1/01/2010, due 12/31/2016)	2,337	2,338	2,338	0.3%
		Senior Secured Tranche 3 (1.00%, in non-accrual status effective 1/01/2010, due 12/31/2016)	18,000	18,000	12,111	1.6%
		Common Stock (3,821 shares)		268	—	0.0%

				21,002	15,064	2.0%

Manx Energy, Inc. (“Manx”)(12)	Kansas / Oil & Gas Production	Appalachian Energy Holdings, LLC (“AEH”) — Senior Secured Note (8.00%, in non-accrual status effective 1/19/2010, due 1/19/2013)	2,116	2,000	401	0.0%
		Coalbed, LLC — Senior Secured Note (8.00%, in non-accrual status effective 1/19/2010, due 1/19/2013)(6)	6,347	5,991	1,202	0.1%
		Manx — Senior Secured Note (13.00%, in non-accrual status effective 1/19/2010, due 1/19/2013)	2,800	2,800	2,800	0.3%
		Manx — Preferred Stock (6,635 shares)		6,308	—	0.0%
		Manx — Common Stock (3,416,335 shares)		1,171	—	0.0%

				18,270	4,403	0.4%

NRG Manufacturing, Inc.	Texas / Manufacturing	Senior Secured Note (16.50%, due 8/31/2011)(3), (4)	13,080	13,080	13,080	1.6%
		Common Stock (800 shares)		2,317	4,494	0.6%

				15,397	17,574	2.2%

Nupla Corporation	California / Home & Office Furnishings, Housewares & Durable	Revolving Line of Credit — $2,000 Commitment (7.25% plus 2.00% default interest, due 9/04/2012)(4), (26)	1,093	971	1,093	0.1%
		Senior Secured Term Loan A (8.00% plus 2.00% default interest, due 9/04/2012)(4)	4,995	1,359	3,893	0.5%
		Senior Subordinated Debt (10.00% plus 5.00% PIK, in non-accrual status effective 4/01/2009, due 3/04/2013)	3,368	—	—	0.0%
		Preferred Stock — Class A (2,850 shares)		—	—	0.0%
		Preferred Stock — Class B (1,330 shares)		—	—	0.0%
		Common Stock (2,360,743 shares)		—	—	0.0%

				2,330	4,986	0.6%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
September 30, 2010 and June 30, 2010
(in thousands, except share data)

			September 30, 2010
						% of
			Principal		Fair	Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (25.00% or greater of voting control)

R-V Industries, Inc.	Pennsylvania / Manufacturing	Warrants (200,000 warrants, expiring 6/30/2017)		$1,682	$1,380	0.2%
		Common Stock (545,107 shares)		5,086	3,761	0.5%

				6,768	5,141	0.7%

Sidump’r Trailer Company, Inc.	Nebraska / Automobile	Revolving Line of Credit — $2,000 Commitment (7.25%, in non-accrual status effective 11/01/2008, due 1/10/2011)(4), (26)	$1,025	479	443	0.1%
		Senior Secured Term Loan A (7.25%, in non-accrual status effective 11/01/2008, due 1/10/2011)(4)	2,048	463	—	0.0%
		Senior Secured Term Loan B (8.75%, in-non-accrual status effective 11/01/2008, due 1/10/2011)(4)	2,321	—	—	0.0%
		Senior Secured Term Loan C (16.50% PIK, in non-accrual status effective 9/27/2008, due 7/10/2011)	3,085	—	—	0.0%
		Senior Secured Term Loan D (7.25%, in non-accrual status effective 11/01/2008, due 7/10/2011)(4)	1,700	—	—	0.0%
		Preferred Stock (49,843 shares)		—	—	0.0%
		Common Stock (64,050 shares)		—	—	0.0%

				942	443	0.1%

Yatesville Coal Holdings, Inc.(11)	Kentucky / Mining, Steel, Iron and Non-Precious Metals and Coal Production	Senior Secured Note (Non-accrual status effective 1/01/2009, due 12/31/2010)(4)	10,000	1,035	808	0.1%
		Junior Secured Note (Non-accrual status effective 1/01/2009, due 12/31/2010)(4)	42,180	343	—	0.0%
		Common Stock (1,000 shares)		—	—	0.0%

				1,378	808	0.1%

		Total Control Investments		238,633	258,831	32.2%

Affiliate Investments (5.00% to 24.99% voting control)

Biotronic NeuroNetwork	Michigan / Healthcare	Senior Secured Note (11.50% plus 1.00% PIK, due 2/21/2013)(3), (4)	26,227	26,227	26,884	3.3%
		Preferred Stock (9,925.455 shares)(13)		2,300	2,824	0.4%

				28,527	29,708	3.7%

Boxercraft Incorporated	Georgia / Textiles & Leather	Senior Secured Term Loan A (9.50%, due 9/16/2013)(3), (4)	3,431	2,979	3,257	0.4%
		Senior Secured Term Loan B (10.00%, due 9/16/2013)(3), (4)	4,794	3,876	4,478	0.6%
		Subordinated Secured Term Loan (12.00% plus 6.50% PIK, due 3/16/2014)(3)	7,356	5,942	6,857	0.9%
		Preferred Stock (1,000,000 shares)		—	243	0.0%
		Common Stock (10,000 shares)		—	—	0.0%

				12,797	14,835	1.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
September 30, 2010 and June 30, 2010
(in thousands, except share data)

			September 30, 2010
						% of
			Principal		Fair	Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Affiliate Investments (5.00% to 24.99% voting control)

KTPS Holdings, LLC	Colorado / Textiles & Leather	Revolving Line of Credit — $1,500 Commitment (10.50%, due 1/31/2012)(26), (27)	$1,250	$1,250	$1,250	0.2%
		Senior Secured Term Loan A (10.50%, due 1/31/2012)(3), (4)	2,930	2,699	2,732	0.3%
		Senior Secured Term Loan B (12.00%, due 1/31/2012)(3)	430	380	403	0.1%
		Senior Secured Term Loan C (12.00% plus 12.75% PIK, due 3/31/2012)(3)	5,093	4,570	3,297	0.4%
		Membership Interest — Class A (730 units)		—	—	0.0%
		Membership Interest — Common (199,795 units)		—	—	0.0%

				8,899	7,682	1.0%

Smart, LLC(15)	New York / Diversified / Conglomerate Service	Membership Interest — Class B (1,218 units)		—	—	0.0%
		Membership Interest — Class D (1 unit)		—	—	0.0%

				—	—	0.0%

Sport Helmets Holdings, LLC(15)	New York / Personal & Nondurable Consumer Products	Revolving Line of Credit — $3,000 Commitment (4.30%, due 12/14/2013)(26), (27)		—	—	0.0%
		Senior Secured Term Loan A (4.30%, due 12/14/2013)(3), (4)	2,800	1,583	2,758	0.3%
		Senior Secured Term Loan B (4.80%, due 12/14/2013)(3), (4)	7,369	5,268	6,106	0.8%
		Senior Subordinated Debt — Series A (12.00% plus 3.00% PIK, due 6/14/2014)(3)	7,381	5,966	6,308	0.8%
		Senior Subordinated Debt — Series B (10.00% plus 5.00% PIK, due 6/14/2014)(3)	1,374	981	1,100	0.1%
		Common Stock (20,554 shares)		408	1,757	0.2%

				14,206	18,029	2.2%

		Total Affiliate Investments		64,429	70,254	8.8%

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

ADAPCO, Inc.	Florida / Ecological	Common Stock (5,000 shares)		141	318	0.0%

				141	318	0.0%

Aircraft Fasteners International, LLC	California / Machinery	Revolving Line of Credit — $500 Commitment (9.50%, due 11/01/2012)(26), (27)		—	—	0.0%
		Senior Secured Term Loan (9.50%, due 11/01/2012)(3), (4)	4,451	4,451	4,188	0.5%
		Junior Secured Term Loan (12.00% plus 6.00% PIK, due 5/01/2013)(3)	5,213	5,213	4,931	0.6%
		Convertible Preferred Stock (32,500 units)		396	143	0.0%

				10,060	9,262	1.1%

American Gilsonite Company	Utah / Specialty Minerals	Senior Subordinated Note (12.00% plus 3.00% PIK, due 3/14/2013)(3)	14,783	14,783	14,931	1.9%
		Membership Interest in AGC/PEP, LLC (99.9999%)(16)		1,031	4,737	0.6%

				15,814	19,668	2.5%

Arrowhead General Insurance Agency, Inc.(17)	California / Insurance	Senior Secured Term Loan (8.50%, due 8/08/2012)	850	818	822	0.1%
		Junior Secured Term Loan (10.25% plus 2.50% PIK, due 2/08/2013)	6,217	5,123	5,103	0.6%

				5,941	5,925	0.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
September 30, 2010 and June 30, 2010
(in thousands, except share data)

			September 30, 2010
						% of
			Principal		Fair	Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Caleel + Hayden, LLC (15)	Colorado / Personal & Nondurable Consumer Products	Membership Units (7,500 shares)		$351	$794	0.1%
		Options in Mineral Fusion Natural Brands, LLC (11,662 options)		—	—	0.0%

				351	794	0.1%

Castro Cheese Company, Inc.	Texas / Food Products	Subordinated Secured Note (11.00% plus 2.00% PIK, due 2/28/2013)(3)	$7,732	7,644	7,809	1.0%

				7,644	7,809	1.0%

Copernicus Group	North Carolina / Healthcare	Revolving Line of Credit — $500 Commitment (10.00%, due 10/08/2013)(4), (26)	150	32	141	0.0%
		Senior Secured Term Loan A (10.00%, due 10/08/2013)(3), (4)	5,650	4,950	5,307	0.7%
		Senior Subordinated Debt (10.00% plus 10.00% PIK, due 4/08/2014)	13,732	11,829	13,667	1.7%
		Preferred Stock — Series A (1,000,000 shares)		67	223	0.0%
		Preferred Stock — Series C (212,121 shares)		212	265	0.0%

				17,090	19,603	2.4%

Deb Shops, Inc.(17)	Pennsylvania / Retail	Second Lien Debt (14.00% PIK, in non-accrual status effective 2/24/2009, due 10/23/2014)	18,190	14,606	1,295	0.2%

				14,606	1,295	0.2%

Diamondback Operating, LP	Oklahoma / Oil & Gas Production	Net Profits Interest (15.00% payable on Equity distributions)(7)		—	191	0.0%

				—	191	0.0%

EXL Acquisition Corporation	South Carolina / Electronics	Revolving Line of Credit — $1,000 Commitment (7.75%, due 06/24/2015)(26), (27)		—	—	0.0%
		Senior Secured Term Loan A (7.75%, due 6/24/2015)(3), (4)	11,744	11,744	11,816	1.5%
		Senior Secured Term Loan B (12.00% plus 2.00% PIK, due 12/24/2015)(3)	12,050	12,050	12,094	1.5%
		Common Stock — Class A (2,475 shares)		437	415	0.1%
		Common Stock — Class B (25 shares)		252	4	0.0%

				24,483	24,329	3.1%

Fairchild Industrial Products, Co.	North Carolina / Electronics	Preferred Stock — Class A (285.1 shares)		377	655	0.1%
		Common Stock — Class B (28 shares)		211	331	0.0%

				588	986	0.1%

H&M Oil & Gas, LLC	Texas / Oil & Gas Production	Senior Secured Note (13.00% plus 3.00% PIK, due 9/30/2010)	59,561	59,561	44,593	5.6%
		Net Profits Interest (8.00% payable on Equity distributions)(7)		—	605	0.1%

				59,561	45,198	5.7%

Hoffmaster Group, Inc.	Wisconsin / Durable Consumer Products	Second Lien Term Loan (13.50%, due 6/2/2017)(3)	20,000	20,000	20,400	2.5%

				20,000	20,400	2.5%

Hudson Products Holdings, Inc.(17)	Texas / Manufacturing	Senior Secured Term Loan (8.50%, due 8/24/2015)(3), (4)	6,365	5,759	5,243	0.7%

				5,759	5,243	0.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
September 30, 2010 and June 30, 2010
(in thousands, except share data)

			September 30, 2010
						% of
			Principal		Fair	Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

IEC Systems LP (“IEC”) /Advanced Rig Services LLC (“ARS”)	Texas / Oilfield Fabrication	IEC Senior Secured Note (12.00% plus 3.00% PIK, due 11/20/2012)(3), (4)	$18,407	$18,407	$18,407	2.3%
		ARS Senior Secured Note (12.00% plus 3.00% PIK, due 11/20/2012)(3), (4)	11,067	11,067	11,067	1.4%

				29,474	29,474	3.7%

Label Corp Holdings, Inc.	Nebraska / Printing & Publishing	Senior Secured Term Loan (8.50%, due 8/08/2014)(3), (4)	5,779	5,238	5,336	0.7%

				5,238	5,336	0.7%

LHC Holdings Corp.(17)	Florida / Healthcare	Revolving Line of Credit — $750 Commitment (9.00%, due 11/30/2012)(26), (27)		—	—	0.0%
		Senior Secured Term Loan A (8.50%, due 11/30/2012)(3), (4)	1,940	1,940	1,793	0.2%
		Senior Subordinated Debt (12.00% plus 2.50% PIK, due 5/31/2013)(3)	4,565	4,222	4,173	0.5%
		Membership Interest (125 units)		216	173	0.0%

				6,378	6,139	0.7%

Mac & Massey Holdings, LLC	Georgia / Food Products	Senior Subordinated Debt (10.00% plus 5.75% PIK, due 2/10/2013)	8,799	7,563	8,703	1.1%
		Membership Interest (250 units)		133	387	0.0%

				7,696	9,090	1.1%

Maverick Healthcare, LLC	Arizona / Healthcare	Second Lien Debt (12.50% plus 3.50% PIK, due 4/30/2014)(3)	13,239	13,239	13,364	1.7%
		Preferred Units (1,250,000 units)		1,252	1,896	0.2%
		Common Units (1,250,000 units)		—	—	0.0%

				14,491	15,260	1.9%

Miller Petroleum, Inc.	Tennessee / Oil & Gas Production	Warrants, Common Stock (2,567,822 warrants, expiring 5/04/2010 to 3/31/2015) (14)		150	1,153	0.1%

				150	1,153	0.1%

Northwestern Management Services, LLC	Florida / Healthcare	Revolving Line of Credit — $1,500 Commitment (10.50%, due 7/30/2015)(26)	—	—	—	0.0%
		Senior Secured Term Loan A (10.50%, due 7/30/2015)(3), (4)	18,750	18,750	18,750	2.3%
		Common Stock (50 shares)		371	631	0.1%

				19,121	19,381	2.4%

Prince Mineral Company, Inc. (3)	New York / Metal Services and Minerals	Junior Secured Term Loan (9.00%, due 12/21/2012)(4)	11,100	11,100	11,100	1.4%
		Senior Subordinated Debt (13.00% plus 2.00%, due 7/21/2013)	12,322	1,540	12,322	1.5%

				12,640	23,422	2.9%

Progrexion Holdings, LLC(3), (4)	Utah / Consumer Services	Senior Secured Term Loan (11.0%, due 12/31/2014)	35,910	35,910	35,910	4.5%

				35,910	35,910	4.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
September 30, 2010 and June 30, 2010
(in thousands, except share data)

			September 30, 2010
						% of
			Principal		Fair	Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Qualitest Pharmaceuticals, Inc.(17)	Alabama / Pharmaceuticals	Second Lien Debt (8.03%, due 4/30/2015)(3), (4)	$12,000	$11,957	$12,000	1.5%

				11,957	12,000	1.5%

R-O-M Corporation	Missouri / Automobile	Revolving Line of Credit — $1,750 Commitment (4.50%, due 2/08/2013)(26), (27)		—	—	0.0%
		Senior Secured Term Loan A (4.50%, due 2/08/2013)(3), (4)	4,240	3,729	4,173	0.6%
		Senior Secured Term Loan B (8.00%, due 5/08/2013)(3), (4)	7,229	7,229	7,175	0.9%
		Senior Subordinated Debt (12.00% plus 3.00% PIK due 8/08/2013)(3)	7,118	6,818	6,566	0.8%

				17,776	17,914	2.3%

Seaton Corp	Illinois / Business Services	Subordinated Secured (12.50% plus 2.00% PIK, due 3/14/2014) (3), (4)	12,296	12,073	12,664	1.6%

				12,073	12,664	1.6%

Shearer’s Foods, Inc.	Ohio / Food Products	Junior Secured Debt (12.00% plus 3.00% PIK, due 3/31/2016)(3)	35,536	35,536	37,073	4.6%
		Membership Interest in Mistral Chip Holdings, LLC (2,000 units)(18)		2,000	6,460	0.8%
		Membership Interest in Mistral Chip Holdings, LLC 2 (595 units)(18)		1,322	1,922	0.2%

				38,858	45,455	5.6%

Skillsoft Public Limited Company	Ireland / Software & Computer Services	Subordinated Unsecured (11.125%, due 06/01/2018)	15,000	14,904	15,000	1.9%

				14,904	15,000	1.9%

SonicWALL, Inc.	California / Software & Computer Services	Subordinated Secured (12.00%, due 1/23/2017) (4)	23,000	22,980	23,000	2.9%

				22,980	23,000	2.9%

Stryker Energy, LLC	Ohio / Oil & Gas Production	Subordinated Secured Revolving Credit Facility (12.00% plus 3.00% PIK, due 12/01/2012)(3), (4)	29,953	29,769	29,861	3.7%
		Overriding Royalty Interests(19)		—	2,744	0.3%

				29,769	32,605	4.0%

TriZetto Group(17)	California / Healthcare	Subordinated Unsecured Note (12.00% plus 1.50% PIK, due 10/01/2016)(3)	15,492	15,367	15,956	2.0%

				15,367	15,956	2.0%

Unitek(17)	Pennsylvania / Technical Services	Second Lien Debt (13.08%, due 12/31/2013)(3), (4)	11,500	11,394	11,500	1.4%

				11,394	11,500	1.4%

Wind River Resources Corp. and Wind River II Corp.	Utah / Oil & Gas Production	Senior Secured Note (13.00% plus 3.00% default interest on principal, 16.00% default interest on past due interest, in non-accrual status effective 12/01/2008, past due)(4)	15,000	15,000	8,701	1.1%
		Net Profits Interest (5.00% payable on Equity distributions)(7)		—	—	0.0%

				15,000	8,701	1.1%

		Total Non-Control/Non-Affiliate Investments (Level 3 Investments)		503,214	500,981	62.4%

		Total Level 3 Portfolio Investments		806,276	830,066	103.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
September 30, 2010 and June 30, 2010
(in thousands, except share data)

			September 30, 2010
						% of
			Principal		Fair	Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 1 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Allied Defense Group, Inc.	Virginia / Aerospace & Defense	Common Stock (10,000 shares)		$56	$24	0.0%

				56	24	0.0%

Dover Saddlery, Inc.	Massachusetts / Retail	Common Stock (30,974 shares)		63	87	0.0%

				63	87	0.0%

	Total Non-Control/Non-Affiliate Investments (Level 1 Investments)			119	111	0.0%

		Total Portfolio Investments		806,395	830,177	103.4%

SHORT TERM INVESTMENTS: Money Market Funds (Level 2 Investments)
Fidelity Institutional Money Market Funds — Government Portfolio (Class I)				8,457	8,457	1.6%
Fidelity Institutional Money Market Funds — Government Portfolio (Class I)(3)				12,582	12,582	1.1%
Victory Government Money Market Funds				1	1	0.0%

		Total Money Market Funds		21,040	21,040	2.6%

		Total Investments		827,435	851,217	106.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2010 and June 30, 2010
(in thousands, except share data)

			June 30, 2010
						% of
			Principal		Fair	Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (25.00% or greater of voting control)

Ajax Rolled Ring & Machine, Inc.	South Carolina / Manufacturing	Senior Secured Note — Tranche A (10.50%, due 4/01/2013)(3), (4)	$21,047	$21,047	$21,047	3.0%
		Subordinated Secured Note — Tranche B (11.50% plus 6.00% PIK, due 4/01/2013)(3), (4)	16,306	16,306	9,857	1.3%
		Subordinated Secured Note — Tranche B (15.00%, due 10/30/2010)	500	500	—	0.0%
		Convertible Preferred Stock — Series A (6,142.6 shares)		6,057	—	0.0%
		Unrestricted Common Stock (6 shares)		—	—	0.0%

				43,910	30,904	4.3%

AWCNC, LLC(20)	North Carolina / Machinery	Members Units — Class A (1,800,000 units)		—	—	0.0%
		Members Units — Class B-1 (1 unit)		—	—	0.0%
		Members Units — Class B-2 (7,999,999 units)		—	—	0.0%

				—	—	0.0%

Borga, Inc.	California / Manufacturing	Revolving Line of Credit — $1,000 Commitment (4.75% plus 3.25% default interest, in non-accrual status effective 03/02/2010, past due)(4), (26)	1,000	945	850	0.1%
		Senior Secured Term Loan B (8.25% plus 3.25% default interest, in non-accrual status effective 03/02/2010, past due)(4)	1,612	1,500	1,282	0.2%
		Senior Secured Term Loan C (12.00% plus 4.00% PIK plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)	8,624	707	—	0.0%
		Common Stock (100 shares)(22)		—	—	0.0%
		Warrants (33,750 warrants)(22)		—	—	0.0%

				3,152	2,132	0.3%

C&J Cladding LLC	Texas / Metal Services and Minerals	Membership Interest (400 units)(23)		580	4,128	0.6%

				580	4,128	0.6%

Change Clean Energy Holdings, Inc. (“CCEHI” or “Biomass”)(5)	Maine / Biomass Power	Common Stock (1,000 shares)		2,383	—	0.0%

				2,383	—	0.0%

Fischbein, LLC	North Carolina / Machinery	Senior Subordinated Debt (13.00% plus 5.50% PIK, due 5/01/2013)	3,811	3,631	3,811	0.5%
		Membership Interest(25)		1,899	4,812	0.7%

				5,530	8,623	1.2%

Freedom Marine Services LLC	Louisiana / Shipping Vessels	Subordinated Secured Note (16.00% PIK, due 12/31/2011)(3)	10,088	10,040	3,583	0.5%
		Net Profits Interest (22.50% payable on equity distributions)(3), (7)		—	—	0.0%

				10,040	3,583	0.5%

Gas Solutions Holdings, Inc.(8), (3)	Texas / Gas Gathering and Processing	Senior Secured Note (18.00%, due 12/11/2016)	25,000	25,000	25,000	3.5%
		Junior Secured Note (18.00%, due 12/12/2016)	7,500	7,500	7,500	1.1%
		Common Stock (100 shares)		5,003	60,596	8.5%

				37,503	93,096	13.1%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
September 30, 2010 and June 30, 2010
(in thousands, except share data)

			June 30, 2010
						% of
			Principal		Fair	Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (25.00% or greater of voting control)

Integrated Contract Services, Inc.(9)	North Carolina / Contracting	Senior Demand Note (15.00%, past due)(10)	$1,170	$1,170	$1,170	0.2%
		Senior Secured Note (7.00% plus 7.00% PIK plus 6.00% default interest, in non-accrual status effective 10/09/2007, past due)	1,100	800	1,100	0.2%
		Junior Secured Note (7.00% plus 7.00% PIK plus 6.00% default interest, in non-accrual status effective 10/09/2007, past due)	14,003	14,003	2,272	0.2%
		Preferred Stock — Series A (10 shares)		—	—	0.0%
		Common Stock (49 shares)		679	—	0.0%

				16,652	4,542	0.6%

Iron Horse Coiled Tubing, Inc.(24)	Alberta, Canada / Production Services	Senior Secured Tranche 1 (Zero Coupon, in non-accrual status effective 1/01/2010, due 12/31/2016)	615	396	615	0.1%
		Senior Secured Tranche 2 (Zero Coupon, in non-accrual status effective 1/01/2010, due 12/31/2016)	2,337	2,338	2,338	0.3%
		Senior Secured Tranche 3 (1.00%, in non-accrual status effective 1/01/2010, due 12/31/2016)	18,000	18,000	9,101	1.3%
		Common Stock (3,821 shares)		268	—	0.0%

				21,002	12,054	1.7%

Manx Energy, Inc. (“Manx”)(12)	Kansas / Oil & Gas Production	Appalachian Energy Holdings, LLC (“AEH”) — Senior Secured Note (8.00%, in non-accrual status effective 1/19/2010, due 1/19/2013)	2,073	2,000	472	0.1%
		Coalbed, LLC — Senior Secured Note (8.00%, in non-accrual status effective 1/19/2010, due 1/19/2013)(6)	6,219	5,991	1,414	0.2%
		Manx — Senior Secured Note (13.00%, in non-accrual status effective 1/19/2010, due 1/19/2013)	2,800	2,800	2,800	0.4%
		Manx — Preferred Stock (6,635 shares)		6,308	—	0.0%
		Manx — Common Stock (3,416,335 shares)		1,171	—	0.0%

				18,270	4,686	0.7%

NRG Manufacturing, Inc.	Texas / Manufacturing	Senior Secured Note (16.50%, due 8/31/2011)(3), (4)	13,080	13,080	13,080	1.8%
		Common Stock (800 shares)		2,317	7,031	1.0%

				15,397	20,111	2.8%

Nupla Corporation	California / Home & Office Furnishings, Housewares & Durable	Revolving Line of Credit — $2,000 Commitment (7.25% plus 2.00% default interest, due 9/04/2012)(4), (26)	1,093	958	1,093	0.1%
		Senior Secured Term Loan A (8.00% plus 2.00% default interest, due 9/04/2012)(4)	5,139	1,503	3,301	0.5%
		Senior Subordinated Debt (10.00% plus 5.00% PIK, in non-accrual status effective 4/01/2009, due 3/04/2013)	3,368	—	—	0.0%
		Preferred Stock — Class A (2,850 shares)		—	—	0.0%
		Preferred Stock — Class B (1,330 shares)		—	—	0.0%
		Common Stock (2,360,743 shares)		—	—	0.0%

				2,461	4,394	0.6%

R-V Industries, Inc.	Pennsylvania / Manufacturing	Warrants (200,000 warrants, expiring 6/30/2017)		1,682	1,697	0.2%
		Common Stock (545,107 shares)		5,086	4,626	0.7%

				6,768	6,323	0.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
September 30, 2010 and June 30, 2010
(in thousands, except share data)

			June 30, 2010
						% of
			Principal		Fair	Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (25.00% or greater of voting control)

Sidump’r Trailer Company, Inc.	Nebraska / Automobile	Revolving Line of Credit — $2,000 Commitment (7.25%, in non-accrual status effective 11/01/2008, due 1/10/2011)(4), (26)	$1,025	$479	$574	0.1%
		Senior Secured Term Loan A (7.25%, in non-accrual status effective 11/01/2008, due 1/10/2011)(4)	2,048	463	—	0.0%
		Senior Secured Term Loan B (8.75%, in-non-accrual status effective 11/01/2008, due 1/10/2011)(4)	2,321	—	—	0.0%
		Senior Secured Term Loan C (16.50% PIK, in non-accrual status effective 9/27/2008, due 7/10/2011)	3,085	—	—	0.0%
		Senior Secured Term Loan D (7.25%, in non-accrual status effective 11/01/2008, due 7/10/2011)(4)	1,700	—	—	0.0%
		Preferred Stock (49,843 shares)		—	—	0.0%
		Common Stock (64,050 shares)		—	—	0.0%

				942	574	0.1%

Yatesville Coal Holdings, Inc.(11)	Kentucky / Mining, Steel, Iron and Non-Precious Metals and Coal Production	Senior Secured Note (Non-accrual status effective 1/01/2009, due 12/31/2010)(4)	10,000	1,035	808	0.1%
		Junior Secured Note (Non-accrual status effective 1/01/2009, due 12/31/2010)(4)	41,931	95	—	0.0%
		Common Stock (1,000 shares)		—	—	0.0%

				1,130	808	0.1%

		Total Control Investments		185,720	195,958	27.5%

Affiliate Investments (5.00% to 24.99% voting control)

Biotronic NeuroNetwork	Michigan / Healthcare	Senior Secured Note (11.50% plus 1.00% PIK, due 2/21/2013)(3), (4)	26,227	26,227	26,744	3.8%
		Preferred Stock (9,925.455 shares)(13)		2,300	2,759	0.4%

				28,527	29,503	4.2%

Boxercraft Incorporated	Georgia / Textiles & Leather	Revolving Line of Credit — $1,000 Commitment (9.00%, due 9/16/2013)(26), (27)	1,000	1,000	1,000	0.1%
		Senior Secured Term Loan A (9.50%, due 9/16/2013)(3), (4)	3,843	3,330	3,577	0.5%
		Senior Secured Term Loan B (10.00%, due 9/16/2013)(3), (4)	4,822	3,845	4,386	0.6%
		Subordinated Secured Term Loan (12.00% plus 6.50% PIK, due 3/16/2014)(3)	7,235	5,775	6,717	1.0%
		Preferred Stock (1,000,000 shares)		—	205	0.0%
		Common Stock (10,000 shares)		—	—	0.0%

				13,950	15,885	2.2%

KTPS Holdings, LLC	Colorado / Textiles & Leather	Revolving Line of Credit — $1,500 Commitment (10.50%, due 1/31/2012)(26), (27)	1,000	1,000	1,000	0.1%
		Senior Secured Term Loan A (10.50%, due 1/31/2012)(3), (4)	3,130	2,847	2,916	0.4%
		Senior Secured Term Loan B (12.00%, due 1/31/2012)(3)	435	377	409	0.1%
		Senior Secured Term Loan C (12.00% plus 6.00% PIK, due 3/31/2012)(3)	4,932	4,345	4,796	0.7%
		Membership Interest — Class A (730 units)		—	—	0.0%
		Membership Interest — Common (199,795 units)		—	—	0.0%

				8,569	9,121	1.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
September 30, 2010 and June 30, 2010
(in thousands, except share data)

			June 30, 2010
						% of
			Principal		Fair	Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Affiliate Investments (5.00% to 24.99% voting control)

Smart, LLC(15)	New York / Diversified / Conglomerate Service	Membership Interest — Class B (1,218 units)		$—	$—	0.0%
		Membership Interest — Class D (1 unit)		—	—	0.0%

				—	—	0.0%

Sport Helmets Holdings, LLC(15)	New York / Personal & Nondurable Consumer Products	Revolving Line of Credit — $3,000 Commitment (4.54%, due 12/14/2013)(26), (27)		—	—	0.0%
		Senior Secured Term Loan A (4.54%, due 12/14/2013)(3), (4)	$3,025	1,658	2,993	0.4%
		Senior Secured Term Loan B (5.04%, due 12/14/2013)(3), (4)	7,388	5,161	6,432	0.9%
		Senior Subordinated Debt — Series A (12.00% plus 3.00% PIK, due 6/14/2014)(3)	7,325	5,857	6,734	0.9%
		Senior Subordinated Debt — Series B (10.00% plus 5.00% PIK, due 6/14/2014)(3)	1,357	952	1,160	0.2%
		Common Stock (20,554 shares)		408	1,912	0.3%

				14,036	19,231	2.7%

		Total Affiliate Investments		65.082	73,740	10.4%

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

ADAPCO, Inc.	Florida / Ecological	Common Stock (5,000 shares)		141	340	0.0%

				141	340	0.0%

Aircraft Fasteners International, LLC	California / Machinery	Revolving Line of Credit — $500 Commitment (9.50%, due 11/01/2012)(26), (27)		—	—	0.0%
		Senior Secured Term Loan (9.50%, due 11/01/2012)(3), (4)	4,565	4,565	4,248	0.6%
		Junior Secured Term Loan (12.00% plus 6.00% PIK, due 5/01/2013)(3)	5,134	5,134	4,807	0.7%
		Convertible Preferred Stock (32,500 units)		396	98	0.0%

				10,095	9,153	1.3%

American Gilsonite Company	Utah / Specialty Minerals	Senior Subordinated Note (12.00% plus 3.00% PIK, due 3/14/2013)(3)	14,783	14,783	14,931	2.1%
		Membership Interest in AGC/PEP, LLC (99.9999%)(16)		1,031	3,532	0.5%

				15,814	18,463	2.6%

Arrowhead General Insurance Agency, Inc.(17)	California / Insurance	Senior Secured Term Loan (8.50%, due 8/08/2012)	850	809	830	0.1%
		Junior Secured Term Loan (10.25% plus 2.50% PIK, due 2/08/2013)	6,179	5,002	5,122	0.7%

				5,811	5,952	0.8%

Caleel + Hayden, LLC (15)	Colorado / Personal & Nondurable Consumer Products	Membership Units (7,500 shares)		351	818	0.1%
		Options in Mineral Fusion Natural Brands, LLC (11,662 options)		—	—	0.0%

				351	818	0.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
September 30, 2010 and June 30, 2010
(in thousands, except share data)

			June 30, 2010
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
September 30, 2010 and June 30, 2010
(in thousands, except share data)

			June 30, 2010
						% of
			Principal		Fair	Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Impact Products, LLC	Ohio / Home & Office Furnishings, Housewares & Durable	Junior Secured Term Loan (6.38%, due 9/09/2012)(4)	$7,300	$6,351	$7,290	1.0%
		Senior Subordinated Debt (10.00% plus 5.00% PIK, due 9/09/2012)	5,548	5,300	5,548	0.8%

				11,651	12,838	1.8%

Label Corp Holdings, Inc.	Nebraska / Printing & Publishing	Senior Secured Term Loan (8.50%, due 8/08/2014)(3), (4)	5,794	5,222	5,284	0.7%

				5,222	5,284	0.7%

LHC Holdings Corp.(17)	Florida / Healthcare	Revolving Line of Credit — $750 Commitment (9.00%, due 11/30/2012)(26), (27)		—	—	0.0%
		Senior Secured Term Loan A (9.00%, due 11/30/2012)(3), (4)	2,015	2,015	1,839	0.3%
		Senior Subordinated Debt (12.00% plus 2.50% PIK, due 5/31/2013)(3)	4,565	4,199	4,220	0.6%
		Membership Interest (125 units)		216	217	0.0%

				6,430	6,276	0.9%

Mac & Massey Holdings, LLC	Georgia / Food Products	Senior Subordinated Debt (10.00% plus 5.75% PIK, due 2/10/2013)	8,671	7,351	8,643	1.2%
		Membership Interest (250 units)		145	390	0.1%

				7,496	9,033	1.3%

Maverick Healthcare, LLC	Arizona / Healthcare	Second Lien Debt (12.50% plus 3.50% PIK, due 4/30/2014)(3)	13,122	13,122	13,247	1.9%
		Preferred Units (1,250,000 units)		1,252	2,025	0.2%
		Common Units (1,250,000 units)		—	—	0.0%

				14,374	15,272	2.1%

Miller Petroleum, Inc.	Tennessee / Oil & Gas Production	Warrants, Common Stock (2,208,772 warrants, expiring 5/04/2010 to 3/31/2015)(14)		150	1,244	0.2%

				150	1,244	0.2%

Northwestern Management Services, LLC	Florida / Healthcare	Revolving Line of Credit — $1,000 Commitment (4.36%, due 12/13/2012)(26), (27)	350	350	350	0.0%
		Senior Secured Term Loan A (4.36%, due 12/13/2012)(3), (4)	4,309	3,516	3,578	0.5%
		Senior Secured Term Loan B (4.86%, due 12/13/2012)(3), (4)	1,219	904	956	0.1%
		Subordinated Secured Term Loan (12.00% plus 3.00%, due 6/13/2013)(3)	2,971	2,468	2,606	0.4%
		Common Stock (50 shares)		371	564	0.1%

				7,609	8,054	1.1%

Prince Mineral Company, Inc.	New York / Metal Services and Minerals	Junior Secured Term Loan (9.00%, due 12/21/2012)(4)	11,150	11,150	11,150	1.6%
		Senior Subordinated Debt (13.00% plus 2.00%, due 7/21/2013)	12,260	1,420	12,260	1.7%

				12,570	23,410	3.3%

Qualitest Pharmaceuticals, Inc.(17)	Alabama / Pharmaceuticals	Second Lien Debt (7.79%, due 4/30/2015)(3), (4)	12,000	11,955	12,000	1.7%

				11,955	12,000	1.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
September 30, 2010 and June 30, 2010
(in thousands, except share data)

			June 30, 2010
						% of
			Principal		Fair	Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Regional Management Corporation	South Carolina / Financial Services	Second Lien Debt (12.00% plus 2.00% PIK, due 6/29/2012)(3)	$25,814	$25,814	$25,592	3.6%

				25,814	25,592	3.6%

Roll Coater Acquisition Corp.	Indiana / Metal Services and Minerals	Subordinated Secured Debt (10.25%, due 9/30/2010)	6,268	6,102	6,082	0.9%

				6,102	6,082	0.9%

R-O-M Corporation	Missouri / Automobile	Revolving Line of Credit — $1,750 Commitment (4.50%, due 2/08/2013)(26), (27)		—	—	0.0%
		Senior Secured Term Loan A (4.50%, due 2/08/2013)(3), (4)	4,640	4,025	4,571	0.6%
		Senior Secured Term Loan B (8.00%, due 5/08/2013)(3), (4)	7,251	7,251	7,078	1.0%
		Senior Subordinated Debt (12.00% plus 3.00% PIK due 8/08/2013)(3)	7,118	6,799	6,392	0.9%

				18,075	18,041	2.5%

Seaton Corp	Illinois / Business Services	Subordinated Secured (12.50% plus 2.00% PIK, due 3/14/2011)	12,296	12,060	12,132	1.7%

				12,060	12,132	1.7%

Shearer’s Foods, Inc.	Ohio / Food Products	Junior Secured Debt (12.00% plus 3.00% PIK, due 3/31/2016)(3)	35,266	35,266	36,119	5.1%
		Membership Interest in Mistral Chip Holdings, LLC (2,000 units)(18)		2,560	6,136	0.9%
		Membership Interest in Mistral Chip Holdings, LLC 2 (595 units)(18)		762	1,825	0.2%

				38,588	44,080	6.2%

Skillsoft Public Limited Company	Ireland / Prepackaged Software	Subordinated Unsecured (11.125%, due 06/01/2018)	15,000	14,903	15,000	2.2%

				14,903	15,000	2.2%

Stryker Energy, LLC	Ohio / Oil & Gas Production	Subordinated Secured Revolving Credit Facility (12.00%, due 12/01/2012)(3), (4)	29,724	29,507	29,624	4.2%
		Overriding Royalty Interests(19)		—	2,768	0.4%

				29,507	32,392	4.6%

TriZetto Group(17)	California / Healthcare	Subordinated Unsecured Note (12.00% plus 1.50% PIK, due 10/01/2016)(3)	15,434	15,306	15,895	2.2%

				15,306	15,895	2.2%

Unitek(17)	Pennsylvania / Technical Services	Second Lien Debt (13.08%, due 12/31/2013)(3), (4)	11,500	11,387	11,615	1.7%

				11,387	11,615	1.7%

Wind River Resources Corp. and Wind River II Corp.	Utah / Oil & Gas Production	Senior Secured Note (13.00% plus 3.00% default interest, in non-accrual status effective 12/01/2008, due 7/31/2010)(4)	15,000	15,000	8,779	1.2%
		Net Profits Interest (5.00% payable on Equity distributions)(7)		—	—	0.0%

				15,000	8,779	1.2%

		Total Non-Control/Non-Affiliate Investments (Level 3 Investments)		476,441	477,417	67.1%

		Total Level 3 Portfolio Investments		727,243	747,115	105.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
September 30, 2010 and June 30, 2010
(in thousands, except share data)

			June 30, 2010
						% of
			Principal		Fair	Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 1 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Allied Defense Group, Inc.	Virginia / Aerospace & Defense	Common Stock (10,000 shares)		$56	$38	0.0%

				56	38	0.0%

Dover Saddlery, Inc.	Massachusetts / Retail	Common Stock (30,974 shares)		63	97	0.0%

				63	97	0.0%

LyondellBasell Industries N.V.(22)	Netherlands / Chemical Company	Class A Common Stock (26,961 shares)		874	435	0.2%
		Class B Common Stock (49,421 shares)		523	798	0.0%

				1,397	1,233	0.2%

		Total Non-Control/Non-Affiliate Investments (Level 1 Investments)		1,516	1,368	0.2%

		Total Portfolio Investments		728,759	748,483	105.2%

SHORT TERM INVESTMENTS: Money Market Funds (Level 2 Investments)

Fidelity Institutional Money Market Funds — Government Portfolio (Class I)				62,183	62,183	8.8%
Fidelity Institutional Money Market Funds — Government Portfolio (Class I)(3)				6,687	6,687	0.9%
Victory Government Money Market Funds				1	1	0.0%

		Total Money Market Funds		68,871	68,871	9.7%

		Total Investments		797,630	817,354	114.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
September 30, 2010 and June 30, 2010
(in thousands, except share data)
Endnote Explanations for the Consolidated Schedule of Investments as of September 30, 2010 and June 30, 2010

(1)
The securities in which Prospect Capital Corporation (“we”, “us” or “our”) has invested were acquired in transactions that were exempt from registration under the Securities Act of 1933, as amended, or the “Securities Act.” These securities may be resold only in transactions that are exempt from registration under the Securities Act.

(2)
Fair value is determined by or under the direction of our Board of Directors. As of September 30, 2010, two of our portfolio investments, Allied Defense Group, Inc. (“Allied”) and Dover Saddlery, Inc. (“Dover”) were publically traded and classified as Level 1 within the valuation hierarchy established by Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”). As of June 30, 2010, three of our portfolio investments, Allied, Dover and LyondellBasel Industries N.V., were publically traded and classified as Level 1 within the valuation hierarchy established by ASC 820. As of September 30, 2010 and June 30, 2010, the fair value of our remaining portfolio investments was determined using significant unobservable inputs. ASC 820 classifies such inputs used to measure fair value as Level 3 within the valuation hierarchy. Our investments in money market funds are classified as Level 2. See Note 3 and Note 4 within the accompanying consolidated financial statements for further discussion.

(3)
Security, or portion thereof, is held as collateral for the revolving credit facility (see Note 11). The market values of these investments at September 30, 2010 and June 30, 2010 were $604,330 and $512,244, respectively; they represent 71.0% and 62.7% of total investments at fair value, respectively.

(4)	Security, or portion thereof, has a floating interest rate. Stated interest rate was in effect at September 30, 2010 and June 30, 2010.

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

Biochips, WECO, CCEI, Precision and WEHI currently have no material operations and no significant assets. As of June 30, 2009, our Board of Directors assessed a fair value of $0 for all of these equity positions and the loan position. We determined that the impairment of both CCEI and CCEHI as of June 30, 2009 was other than temporary and recorded a realized loss for the amount that the amortized cost exceeds the fair value at June 30, 2009. Our Board of Directors set no value for the CCEHI investment as of September 30, 2010 and June 30, 2010.

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

On October 21, 2009, Coalbed LLC foreclosed on the loan formerly made to Conquest. On January 19, 2010, as part of the Manx rollup, the Coalbed LLC assets and loan was assigned to Manx, the holding company. As of September 30, 2010, our Board of Directors assessed a fair value of $1,202 for the loan position in Coalbed LLC, a decrease of $212 from the fair value as of June 30, 2010.

(7)	In addition to the stated returns, the net profits interest held will be realized upon sale of the borrower or a sale of the interests.

(8)	Gas Solutions Holdings, Inc. is a wholly-owned investment of us.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
September 30, 2010 and June 30, 2010
(in thousands, except share data)
Endnote Explanations for the Consolidated Schedule of Investments as of September 30, 2010 and June 30, 2010 (Continued)

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

At September 30, 2010 and at June 30, 2010, Yatesville owned 100% of the membership interest of North Fork. In addition, Yatesville held a $9,325 note receivable from North Fork as of those two respective dates.

At September 30, 2010 and at June 30, 2010, we owned 96% and 87%, respectively, of the common stock of Genesis and held a note receivable of $20,897 as of those two respective dates.

Yatesville held a note receivable of $4,261 from Unity at September 30, 2010 and at June 30, 2010.

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

Yatesville currently has no material operations. During the quarter ended December 31, 2009, our Board of Directors determined that the impairment of Yatesville was other than temporary and we recorded a realized loss for the amount that the amortized cost exceeds the fair value. Our Board of Directors set the value of the remaining Yatesville investment at $808 as of September 30, 2010 and June 30, 2010.

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

(14)
Total common shares outstanding of 33,434,838 as of September 7, 2010 from Miller Petroleum, Inc.’s (“Miller”) Quarterly Report on Form 10-Q filed on September 13, 2010. Total common shares outstanding of 33,389,383 as of July 22, 2010 from Miller’s Annual Report on Form 10-K filed on July 28, 2010 as applicable to our June 30, 2010 reporting date.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
September 30, 2010 and June 30, 2010
(in thousands, except share data)
Endnote Explanations for the Consolidated Schedule of Investments as of September 30, 2010 and June 30, 2010 (Continued)

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

(18)
At September 30, 2010 and June 30, 2010, Mistral Chip Holdings, LLC owns 44,800 shares of Chip Holdings, Inc. and Mistral Chip Holdings 2, LLC owns 11,975 shares in Chip Holdings, Inc. Chip Holdings, Inc. is the parent company of Shearer’s Foods, Inc. and has 67,936 shares outstanding before adjusting for management options.

(19)	The overriding royalty interests held receive payments at the stated rates based upon operations of the borrower.

(20)
On December 31, 2009, we sold our investment in Aylward Enterprises, LLC. AWCNC, LLC is the remaining holding company with zero assets and our remaining outstanding debt has no value of September 30, 2010 and June 30, 2010, respectively.

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

(24)
On January 1, 2010, we restructured our senior secured and bridge loans investment in Iron Horse Coiled Tubing, Inc. (“Iron Horse”) and we reorganized Iron Horse’s management structure. The senior secured loan and bridge loan were replaced with three new tranches of senior secured debt. From June 30, 2009 to September 30, 2010, our total ownership of Iron Horse decreased from 80.0% to 70.4%, respectively. As of September 30, 2010 and June 30, 2010, our Board of Directors assessed a fair value in Iron Horse of $15,064 and $12,054, respectively.

(25)	We own 2,800,000 units in Class A Membership Interests and 372,094 units in Class A-1 Membership Interests.

(26)
Undrawn committed revolvers incur a 0.50% commitment fee. As of September 30, 2010 and June 30, 2010, we have $10,982 and $10,382 of undrawn revolver commitments to our portfolio companies, respectively.

(27)
Stated interest rates are based on September 30, 2010 and June 30, 2010 one month LIBOR rates plus applicable spreads based on the respective credit agreements. Interest rates are subject to change based on actual elections by the borrower for a LIBOR rate contract or Base Rate contract when drawing on the revolver.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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
The merger has been accounted for as an acquisition of Patriot by Prospect Capital Corporation (“Prospect”) in accordance with acquisition method of accounting as detailed in ASC 805, Business Combinations (“ASC 805”). The fair value of the consideration paid was allocated to the assets acquired and liabilities assumed based on their fair values as the date of acquisition. As described in more detail in ASC 805, goodwill, if any, would have been recognized as of the acquisition date, if the consideration transferred exceeded the fair value of identifiable net assets acquired. As of the acquisition date, the fair value of the identifiable net assets acquired exceeded the fair value of the consideration transferred, and we recognized the excess as a gain. A preliminary gain of $5,714 was recorded by Prospect in the quarter ended December 31, 2009 related to the acquisition of Patriot, which was revised in the fourth quarter of Fiscal 2010 to $7,708, when we settled severance accruals related to certain members of Patriot’s top management and finalized during the first quarter of Fiscal 2011, to $8,632, when we settled the remaining severance accruals related to the last two members of Patriot’s top management. Under ASC 805, the adjustment to our preliminary estimate was reflected in the three months ended December 31, 2009 (See Note 12). The acquisition of Patriot was negotiated in July 2009 with the purchase agreement being signed on August 3, 2009. Between July 2009 and December 2, 2009, our valuation of certain of the investments acquired from Patriot increased due to market improvement, which resulted in the recognition of the gain at closing.

Purchase Price Allocation
The purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values as summarized in the following table:

Cash (to repay Patriot debt)	$107,313
Cash (to fund purchase of restricted stock from former Patriot employees)	970
Common stock issued (1)	92,800

Total purchase price	201,083

Assets acquired:
Investments (2)	207,126
Cash and cash equivalents	1,697
Other assets	3,859

Assets acquired	212,682
Other liabilities assumed	(2,967)

Net assets acquired	209,715

Gain on Patriot acquisition (3)	$8,632

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

(3)	The gain has been determined after the final payments of certain liabilities have been settled.
Condensed Statement of Net Assets Acquired
The following condensed statement of net assets acquired reflects the values assigned to Patriot’s net assets as of the acquisition date, December 2, 2009.

Investment securities	$207,126
Cash and cash equivalents	1,697
Other assets	3,859

Total assets	212,682
Other liabilities	(2,967)

Final fair value of net assets acquired	$209,715

The following unaudited pro forma condensed combined financial information does not purport to be indicative of actual financial position or results of our operations had the Patriot acquisition actually been consummated at the beginning of each period presented. Certain one-time charges have been eliminated. The pro forma adjustments reflecting the allocation of the purchase price of Patriot and the gain of $8,632 recognized on the Patriot Acquisition have been eliminated. Management has realized net operating synergies from this transaction. The pro forma condensed combined financial information does not reflect the potential impact of these synergies and does not reflect any impact of additional accretion which would have been recognized on the transaction, except for that which was recorded after the transaction was consummated on December 2, 2009.

For the Three Months Ended
September 30, 2009
Total Investment Income	$29,567
Net Investment Income	13,677
Net Increase (Decrease) in Net Assets Resulting from Operations	(10,902)
Net Increase (Decrease) in Net Assets Resulting from Operations per share	$(0.19)

Note 3. Significant Accounting Policies
The following are significant accounting policies consistently applied by us:
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. The financial results of our portfolio investments are not consolidated in the financial statements.
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
In April 2009, the FASB issued ASC Subtopic 820-10-65, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“ASC 820-10”). This update provides further clarification for ASC 820 in markets that are not active and provides additional guidance for determining when the volume of trading level of activity for an asset or liability has significantly decreased and for identifying circumstances that indicate a transaction is not orderly. ASC 820-10-65 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of ASC 820-10-65 for the three months ended September 30, 2010, did not have any effect on our net asset value, financial position or results of operations as there was no change to the fair value measurement principles set forth in ASC 820.
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
We adopted FASB ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Adoption of ASC 740 was applied to all open tax years as of July 1, 2007. The adoption of ASC 740 did not have an effect on our net asset value, financial condition or results of operations as there was no liability for unrecognized tax benefits and no change to our beginning net asset value. As of September 30, 2010 and for the three months then ended, we did not have a liability for any unrecognized tax benefits. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

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
In July 2010, the FASB issued Accounting Standards Update 2010-20, Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASC 2010-20”). The amendments in this update require additional disclosure about the credit quality of financing receivables, such as aging information and credit quality indicators. ASC 2010-20 is effective for interim periods and fiscal years ending after December 15, 2010. Our management does not believe that the adoption of the amended guidance in ASC 2010-20 will have a significant effect on our financial statements.
In August 2010, the FASB issued Accounting Standards Update 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules (“ASU 2010-21”). ASU 2010-21 amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. We are assessing the potential effect this guidance will have on our consolidated financial statements.
In August 2010, the FASB issued Accounting Standards Update 2010-22, Accounting for Various Topics - Technical Corrections to SEC Paragraphs (“ASU 2010-22”). ASU 2010-22 amends various SEC paragraphs based on external comments received and the issuance of Staff Accounting Bulletin (“SAB”) 112, which amends or rescinds portions of certain SAB topics. We are assessing the potential effect this guidance will have on our consolidated financial statements.
Note 4. Portfolio Investments
At September 30, 2010, we had invested in 57 long-term portfolio investments, which had an amortized cost of $806,395 and a fair value of $830,177 and at June 30, 2010, we had invested in 58 long-term portfolio investments, which had an amortized cost of $728,759 and a fair value of $748,483.
As of September 30, 2010, we own controlling interests in Airmall USA, Inc., Ajax Rolled Ring & Machine, Inc., AWCNC, LLC, Borga, Inc. (“Borga”), C&J Cladding, LLC, Change Clean Energy Holdings, Inc., Fischbein, LLC, Freedom Marine Services LLC, Gas Solutions Holdings, Inc. (“GSHI”), Integrated Contract Services, Inc. (“ICS”), Iron Horse Coiled Tubing, Inc. (“Iron Horse”), Manx Energy, Inc. (“Manx”), NRG Manufacturing, Inc., Nupla Corporation (“Nupla”), R-V Industries, Inc., Sidump’r Trailer Company, Inc. (“Sidump’r”) and Yatesville Coal Holdings, Inc. (“Yatesville”). We also own an affiliated interest in Biotronic NeuroNetwork, Boxercraft Incorporated, KTPS Holdings, LLC, Smart, LLC, and Sport Helmets Holdings, LLC.
The fair values of our portfolio investments as of September 30, 2010 disaggregated into the three levels of the ASC 820 valuation hierarchy are as follows:

		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Investments at fair value
Control investments	$—	$—	$258,831	$258,831
Affiliate investments	—	—	70,254	70,254
Non-control/non-affiliate investments	111	—	500,981	501,092

	111	—	830,066	830,177
Investments in money market funds	—	21,040	—	21,040

Total assets reported at fair value	$111	$21,040	$830,066	$851,217

The aggregate values of Level 3 portfolio investments changed during the three months ended September 30, 2010 as follows:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
			Non-Control/
	Control	Affiliate	Non-Affiliate
	Investments	Investments	Investments	Total
Fair value as of June 30, 2010	$195,958	$73,740	$477,417	$747,115
Total realized gains	123	—	—	123
Change in unrealized (depreciation) appreciation	9,960	(2,833)	(2,264)	4,863	(1)

Net realized and unrealized (loss) gain	10,083	(2,833)	(2,264)	4,986
Purchases of portfolio investments	57,168	250	71,181	128,599
Payment-in-kind interest	32	629	3,644	4,305
Accretion of original issue discount	982	355	1,817	3,154
Dispositions of portfolio investments	(5,392)	(1,887)	(50,814)	(58,093)
Transfers within Level 3	—	—	—	—
Transfers in (out) of Level 3	—	—	—	—

Fair value as of September 30, 2010	$258,831	$70,254	$500,981	$830,066

(1)	Relates to assets held at September 30, 2010
At September 30, 2010 and June 30, 2010, nine loan investments were on non-accrual status: Borga, Deb Shops, Inc., ICS, Iron Horse, Nupla, Manx, Sidump’r, Wind River Resources Corp. and Wind River II Corp. (“Wind River”), and Yatesville. The loan principal of these loans amounted to $164,711 and $163,653 as of September 30, 2010 and June 30, 2010, respectively. The fair values of these investments represent approximately 5.1% and 5.6% of our net assets as of September 30, 2010 and June 30, 2010, respectively. For the three months ended September 30, 2010 and September 30, 2009, the income foregone as a result of not accruing interest on non-accrual debt investments amounted to $3,058 and $4,448, respectively. At September 30, 2010, we held one asset on which payment of interest was 60 days past-due for which we continue to accrue interest, H&M Oil and Gas, LLC. The principal balance of this loan is $59,561 and the accrued interest receivable is $1,969 at September 30, 2010. We expect full repayment of principal and interest on this loan.
GSHI has indemnified us against any legal action arising from its investment in Gas Solutions, LP. We have incurred approximately $2,093 from the inception of the investment in GSHI through September 30, 2010 for fees associated with a legal action, and GSHI has reimbursed us for the entire amount. There were no such legal fees incurred or reimbursed for the three months ended September 30, 2010 and September 30, 2009. Additionally, certain other expenses incurred by us which are attributable to GSHI have been reimbursed by GSHI and are reflected as dividend income: control investments in the Consolidated Statements of Operations. For the three months ended September 30, 2010 and September 30, 2009, such reimbursements totaled as $540 and $1,231, respectively.
The original cost basis of debt placements and equity securities acquired, including follow-on investments for existing portfolio companies, totaled $137,797 and $4,599 during the three months ended September 30, 2010 and September 30, 2009, respectively. Debt repayments and sales of equity securities with a cost basis of approximately $68,148 and $24,241 were received during the three months ended September 30, 2010 and September 30, 2009, respectively.
During the quarter ended September 30, 2010, we recognized $4,047 of interest income due to purchase discount accretion from the assets acquired from Patriot. Included in this amount is $1,116 of accelerated accretion resulting from the repayment of Impact Products, LLC. We also recapitalized our debt investment in Northwestern Management Services, LLC. The $20,000 loan was issued at market terms comparable to other industry transactions. In accordance with ASC 320-20-35 the cost basis of the new loan was recorded at par value, which precipitated the acceleration of $1,612 of original purchase discount from the loan repayment which was recognized as interest income.

Note 5. Other Investment Income
Other investment income consists of structuring fees, overriding royalty interests, settlement of net profit interests, deal deposits, administrative agent fee, and other miscellaneous and sundry cash receipts. Income from such sources for the three months ended September 30, 2010 and September 30, 2009 were as follows:

	For The Three Months
	Ended
	September 30,
Income Source	2010	2009
Structuring and amendment fees	$3,957	$405
Overriding royalty interests	48	44
Administrative agent fee	92	15

Other Investment Income	$4,097	$464

Note 6. Equity Offerings and Related Expenses
We issued 9,051,000 and 11,431,797 shares of our common stock in public and private offerings during the three months ended September 30, 2010 and September 30, 2009, respectively. The proceeds raised, the related underwriting fees, the offering expenses and the prices at which these shares were issued are as follows:

	Number of	Gross
	Shares	Proceeds	Underwriting	Offering	Offering
Issuances of Common Stock	Issued	Raised	Fees	Expenses	Price

September 29, 2010 - September 30, 2010(1)	302,400	$2,986	$60	$203	$9.873

July 22, 2010 - September 28, 2010(2)	6,000,000	$58,403	$1,156	$103	$9.734

July 1, 2010 - July 21, 2010(3)	2,748,600	$26,799	$536	$—	$9.749

September 24, 2009 (4)	2,807,111	$25,264	$—	$840	$9.000

August 20, 2009 (4)	3,449,686	$29,322	$—	$117	$8.500

July 7, 2009	5,175,000	$46,575	$2,329	$200	$9.000

(1)
On September 24, 2010, we established a new at-the-market program through which we may sell, from time to time and at our sole discretion 6,000,000 shares of our common stock. Through this program we issued 302,400 shares of our common stock at an average price of $9.87 per share, raising $2,986 of gross proceeds, from September 29, 2010 through September 30, 2010.

(2)
On July 19, 2010, we established a new at-the-market program through which we sold 6,000,000 shares of our common stock at an average price of $9.73 per share, raising $58,403 of gross proceeds, from July 22, 2010 through September 28, 2010.

(3)
On March 17, 2010, we established an at-the-market program through which we sold 8,000,000 shares of our common stock. Through this program we issued 2,748,600 shares of our common stock at an average price of $9.75 per share, raising $26,799 of gross proceeds, from July 1, 2010 through July 21, 2010.

(4)
Concurrent with the sale of these shares, we entered into a registration rights agreement in which we granted the purchasers certain registration rights with respect to the shares. We have filed with the SEC a post-effective amendment to the registration statement on Form N-2 which has been declared effective by the SEC.

Our shareholders’ equity accounts at September 30, 2010 and June 30, 2010 reflect cumulative shares issued as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, private offerings, the exercise of over-allotment options on the part of the underwriters and our dividend reinvestment plan. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.

On October 9, 2008, our Board of Directors approved a share repurchase plan under which we may repurchase up to $20,000 of our common stock at prices below our net asset value as reported in our financial statements published for the year ended June 30, 2008. We have not made any purchases of our common stock during the period from October 9, 2008 to September 30, 2010 pursuant to this plan.
On August 26, 2010, we announced the declaration of monthly dividends in the following amounts and with the following dates:
•	$0.100625 per share for September 2010 to holders of record on September 30, 2010 with a payment date of October 29, 2010;

•	$0.100750 per share for October 2010 to holders of record on October 29, 2010 with a payment date of November 30, 2010.
Our Board of Directors, pursuant to the Maryland General Corporation Law, executed Articles of Amendment to increase the number of shares authorized for issuance from 100,000,000 to 200,000,000 in the aggregate. The amendment became effective August 31, 2010.
Note 7. Net Increase (Decrease) in Net Assets per Common Share
The following information sets forth the computation of net (decrease) increase in net assets resulting from operations per common share for the three months ended September 30, 2010 and September 30, 2009, respectively.

	For The Three Months Ended
	September 30,
	2010	2009
Net increase (decrease) in net assets resulting from operations	$25,580	$(6,378)
Weighted average common shares outstanding	74,177,194	49,804,906

Net increase (decrease) in net assets resulting from operations per common share	$0.34	$(0.13)

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
The total base management fees incurred to the favor of the Investment Adviser for the three months ended September 30, 2010 and September 30, 2009 were $4,276, and $3,209, respectively.

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
For the three months ended September 30, 2010 and September 30, 2009, $5,249 and $3,080, respectively, of income incentive fees were incurred. No capital gains incentive fees were incurred for the three months ended September 30, 2010 and September 30, 2009.

Administration Agreement
We have also entered into an Administration Agreement with Prospect Administration, LLC (“Prospect Administration”) under which Prospect Administration, among other things, provides (or arranges for the provision of) administrative services and facilities for us. For providing these services, we reimburse Prospect Administration for our allocable portion of overhead incurred by Prospect Administration in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of our chief compliance officer and chief financial officer and their respective staffs. For the three months ended September 30, 2010 and 2009, the reimbursement was approximately $800 and $840, respectively. Under this agreement, Prospect Administration furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Prospect Administration also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Prospect Administration assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, Prospect Administration also provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Prospect Administration is a wholly owned subsidiary of our Investment Adviser.
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
On April 30, 2009 we gave a 60-day notice to Vastardis of termination of our agreement to provide sub-administration services effective June 30, 2009. We entered into a new consulting services agreement for the period from July 1, 2009 until the filing of our Form 10-K for the year ended June 30, 2009. We paid Vastardis a total of $30 for services rendered in conjunction with preparation of Form 10-K under the new agreement. All services previously provided by Vastardis were assumed by Prospect Administration beginning on July 1, 2009.
Managerial Assistance
As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We billed $254 and $215 of managerial assistance fees for the three months ended September 30, 2010 and June 30, 2010, respectively, of which $360 and $247 remains on the consolidated statement of assets and liabilities as of September 30, 2010, and June 30, 2010, respectively. These fees are paid to the Administrator when received. We simultaneously accrue a payable to the Administrator for the same amounts, which remain on the consolidated statements of assets and liabilities.

Note 9. Financial Highlights

	For The Three Months Ended
	September 30,
	2010	2009
Per Share Data(1):
Net asset value at beginning of period	$10.30	$12.40
Net investment income	0.28	0.25
Net realized gain	0.01	—
Net unrealized appreciation (depreciation )	0.05	(0.38)
Net decrease in net assets as a result of public offerings	(0.09)	(0.77)
Dividends declared and paid	(0.31)	(0.39)

Net asset value at end of period	$10.24	$11.11

Per share market value at end of period	$9.71	$10.71
Total return based on market value(2)	3.74%	20.84%
Total return based on net asset value(2)	2.50%	(7.00%)
Shares outstanding at end of period	78,401,363	54,672,155
Average weighted shares outstanding for period	74,177,194	49,804,906
Ratio / Supplemental Data:
Net assets at end of period	$802,824	$607,246
Annualized ratio of operating expenses to average net assets	7.51%	7.59%
Annualized ratio of net operating income to average net assets	11.09%	10.02%

Note 9. Financial Highlights (continued)

	Year	Year	Year	Year	Year
	Ended	Ended	Ended	Ended	Ended
	June 30, 2010	June 30, 2009	June 30, 2008	June 30, 2007	June 30, 2006
Per Share Data(1):
Net asset value at beginning of period	$12.40	$14.55	$15.04	$15.31	$14.59
Costs related to the initial public offering	—	—	—	—	0.01
Costs related to the secondary public offering	—	—	(0.07)	(0.06)	—
Net investment income	1.13	1.87	1.91	1.47	1.21
Realized (loss) gain	(0.87)	(1.24)	(0.69)	0.12	0.04
Net unrealized appreciation (depreciation)	0.07	0.48	(0.05)	(0.52)	0.58
Net (decrease) increase in net assets as a result of public offering	(0.85)	(2.11)	—	0.26	—
Net increase in net assets as a result of shares issued for Patriot acquisition	0.12	—	—	—	—
Dividends declared and paid	(1.70)	(1.15)	(1.59)	(1.54)	(1.12)

Net asset value at end of period	$10.30	$12.40	$14.55	$15.04	$15.31

Per share market value at end of period	$9.65	$9.20	$13.18	$17.47	$16.99
Total return based on market value(2)	17.66%	(18.60%)	(15.90%)	12.65%	44.90%
Total return based on net asset value(2)	(6.82%)	(0.61%)	7.84%	7.62%	12.76%
Shares outstanding at end of period	69,086,862	42,943,084	29,520,379	19,949,065	7,069,873
Average weighted shares outstanding for period	59,429,222	31,559,905	23,626,642	15,724,095	7,056,846

Ratio / Supplemental Data:
Net assets at end of period (in thousands)	$711,424	$532,596	$429,623	$300,048	$108,270
Annualized ratio of operating expenses to average net assets	7.54%	9.03%	9.62%	7.36%	8.19%
Annualized ratio of net investment income to average net assets	10.69%	13.14%	12.66%	9.71%	7.90%

(1)	Financial highlights are based on weighted average shares.

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

Note 10. Litigation
From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of these matters as they arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any such litigation as of September 30, 2010.

Note 11. Revolving Credit Agreements
On June 6, 2007, we closed on a $200,000 three-year revolving credit facility (as amended on December 31, 2007) with Rabobank Nederland (“Rabobank”) as administrative agent and sole lead arranger (the “Rabobank Facility”).
On June 25, 2009, we completed a first closing on an expanded $250,000 revolving credit facility (the “Syndicated Facility”). The new Syndicated Facility, which had $175,000 total commitments as of June 30, 2009, included an accordion feature which allows the Syndicated Facility to accept up to an aggregate total of $250,000 of commitments for which we solicited additional commitments from other lenders for an additional $35,000 raising the commitments to $210,000. The revolving period ended on June 11, 2010, when we closed on our expanded revolving credit facility.
On June 11, 2010, we closed an extension and expansion of our revolving credit facility with a syndicate of lenders. The lenders have extended commitments of $240,000 under the new credit facility as of September 30, 2010. The new credit facility includes an accordion feature which allows the facility to be increased to up to $300,000 of commitments in the aggregate to the extent additional or existing lenders commit to increase the commitments. We will seek to add additional lenders in order to reach the maximum size; although no assurance can be given we will be able to do so. As we make additional investments which are eligible to be pledged under the credit facility, we will generate additional availability to the extent such investments are eligible to be placed into the borrowing base. The revolving period of the credit facility extends through June 2012, with an additional one year amortization period (with distributions allowed) after the completion of the revolving period. During such one year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one year amortization period, the remaining balance will become due if required by the lenders.
The Syndicated Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The Syndicated Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Syndicated Facility. The Syndicated Facility also requires the maintenance of a minimum liquidity requirement. At September 30, 2010, we were in compliance with the applicable covenants.
Interest on borrowings under the credit facility is one-month LIBOR plus 325 basis points, subject to a minimum Libor floor of 100 basis points. Additionally, the lenders charge a fee on the unused portion of the credit facility equal to either 75 basis points if at least half of the credit facility is used or 100 basis points otherwise. As of September 30, 2010 and June 30, 2010, we had $235,101 and $180,678 available to us for borrowing under our credit facility, of which $46,600 and $100,300 was outstanding, respectively. As we make additional investments which are eligible to be pledged under the credit facility, we will generate additional availability to the extent such investments are eligible to be placed into the borrowing base. At September 30, 2010, the investments used as collateral for the Syndicated Facility had an aggregate market value of $604,330, which represents 75.3% of net assets.
In connection with the origination and amendments of the Syndicated Facility, we incurred $8,547 of fees, including $3,224 of fees carried over from the previous facility, which are being amortized over the term of the facility in accordance with ASC 470-50, Debt Modifications and Extinguishments.

Note 12. Selected Quarterly Financial Data (Unaudited)

					Net Realized and		Net Increase (Decrease)
					Unrealized		in Net Assets from
	Investment Income		Net Investment Income		Gains (Losses)		Operations
Quarter Ended	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)
September 30, 2007	15,391	0.77	7,865	0.39	685	0.04	8,550	0.43
December 31, 2007	18,563	0.80	10,660	0.46	(14,346)	(0.62)	(3,686)	(0.16)
March 31, 2008	22,000	0.92	12,919	0.54	(14,178)	(0.59)	(1,259)	(0.05)
June 30, 2008	23,448	0.85	13,669	0.50	10,317	0.38	23,986	0.88

September 30, 2008(2)	35,799	1.21	23,502	0.80	(9,504)	(0.33)	13,998	0.47
December 31, 2008	22,213	0.75	11,960	0.40	(5,436)	(0.18)	6,524	0.22
March 31, 2009	20,669	0.69	11,720	0.39	3,611	0.12	15,331	0.51
June 30, 2009	21,800	0.59	11,981	0.32	(12,730)	(0.34)	(749)	(0.02)

September 30, 2009	21,517	0.43	12,318	0.25	(18,696)	(0.38)	(6,378)	(0.13)
December 31, 2009(3)	31,801	0.55	19,258	0.33	(33,778)	(0.59)	(14,520)	(0.25)
March 31, 2010	32,005	0.50	18,974	0.30	6,966	0.11	25,940	0.41
June 30, 2010	29,236	0.44	16,640	0.25	(2,057)	(0.03)	14,583	0.22

September 30, 2010	35,212	0.47	20,995	0.28	4,585	0.06	25,580	0.34

(1)	Per share amounts are calculated using weighted average shares during period.

(2)	Additional income for this quarter was driven by other investment income from the settlement of net profits interests on IEC Systems LP and Advanced Rig Services LLC for $12,576.

(3)	As adjusted for increase in gain from Patriot acquisition. See Note 2.
Note 13. Subsequent Events
On October 29, 2010, we issued 92,999 shares of our common stock in connection with the dividend reinvestment plan.
During the period from October 1, 2010 to November 3, 2010, we issued 4,929,556 shares of our common stock at an average price of $9.86 per share, and raised $48,611 of gross proceeds, under our at-the-market program. Net proceeds were $47,639 after 2% commission to the broker-dealer on shares sold.
On October 12, 2010, we made a senior secured debt investment of $32,500 in ICON Health & Fitness, Inc., a leading manufacturer and marketer of branded health and fitness equipment.
On October 29, 2010, Castro Cheese Company, Inc. repaid the $7,732 loan receivable to us.
On November 1, 2010, we announced an increase in commitments to our credit facility of $20,000. The commitments to the credit facility now stand at $260,000.
On November 3, 2010, TriZetto Group repaid the $15,492 loan receivable to us.
On November 8, 2010, we announced the declaration of monthly dividends in the following amounts and with the following dates:
•	$0.100875 per share for November 2010 to holders of record on November 30, 2010 with a payment date of December 31, 2010;

•	$0.101000 per share for December 2010 to holders of record on December 31, 2010 with a payment date of January 31, 2011;

•	$0.101125 per share for January 2011 to holders of record on January 31, 2011 with a payment date of February 28, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
The aggregate value of our portfolio investments was $830,177 and $748,483 as of September 30, 2010 and June 30, 2010, respectively. During the quarter ended September 30, 2010, our net cost of investments increased by $77,636, or 10.7%, primarily as a result of our investment in four new and two follow-on investments while we received full repayment on four investments, sold one investment and received several partial prepayments and revolver paydowns.
Compared to the end of last fiscal year (ended June 30, 2010), net assets increased by $91,400 or 12.8% during the quarter ended September 30, 2010, from $711,424 to $802,824. This increase resulted from the issuance of new shares of our common stock (less offering costs) in the amount of $86,127, dividend reinvestments of $2,531, and another $25,580 from operations. These increases, in turn, were offset by $22,838 in dividend distributions to our stockholders. The $25,580 increase in net assets resulting from operations is net of the following: net investment income of $20,995, net realized gain on investments of $527, and an increase in net assets due to changes in net unrealized appreciation of investments of $4,058.
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
The merger has been accounted for as an acquisition of Patriot by Prospect Capital Corporation (“Prospect”) in accordance with acquisition method of accounting as detailed in Accounting Standards Codification (“ASC” or “Codification”) 805, Business Combinations (“ASC 805”). The fair value of the consideration paid was allocated to the assets acquired and liabilities assumed based on their fair values as the date of acquisition. As described in more detail in ASC 805, goodwill, if any, would have been recognized as of the acquisition date, if the consideration transferred exceeded the fair value of identifiable net assets acquired. As of the acquisition date, the fair value of the identifiable net assets acquired exceeded the fair value of the consideration transferred, and we recognized the excess as a gain. A preliminary gain of $5,714 was recorded by Prospect in the quarter ended December 31, 2009 related to the acquisition of Patriot, which was revised in the fourth quarter of Fiscal 2010, to $7,708, when we settled severance accruals related to certain members of Patriot’s top management, and finalized during the first quarter of Fiscal 2011, to $8,632, when we settled the remaining severance accruals related to the last two members of Patriot’s top management. Under ASC 805, the adjustment to our preliminary estimates is reflected in the three months ended December 31, 2009 (See Note 12 to our consolidated financial statements.). The acquisition of Patriot was negotiated in July 2009 with the purchase agreement being signed on August 3, 2009. Between July 2009 and December 2, 2009, our valuation of certain of the investments acquired from Patriot increased due to market improvement, which resulted in the recognition of the gain at closing.

The purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values as summarized in the following table:

Cash (to repay Patriot debt)	$107,313
Cash (to fund purchase of restricted stock from former Patriot employees)	970
Common stock issued (1)	92,800

Total purchase price	201,083

Assets acquired:
Investments (2)	207,126
Cash and cash equivalents	1,697
Other assets	3,859

Assets acquired	212,682
Other liabilities assumed	(2,967)

Net assets acquired	209,715

Gain on Patriot acquisition (3)	$8,632

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

(3)	The gain has been determined after the final payments of certain liabilities have been settled.
During the three months ended September 30, 2010, we recognized $4,047 of interest income due to purchase discount accretion from the assets acquired from Patriot. Included in this amount is $1,116 of accelerated accretion resulting from the repayment of Impact Products, LLC (“Impact”) and $1,612 resulting from the acceleration of purchase discounts from the recapitalizing of our loan to Northwestern Management Services, LLC (“Northwestern”). As of September 30, 2010, $27,083 of purchase discount from the Patriot acquisition remains to be accreted.
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
We believe that Prospect is well positioned to navigate through these adverse market conditions. As a business development company, we are limited to a maximum 1 to 1 debt to equity ratio, and as of September 30, 2010, we had $235,101 available under our credit facility, of which $46,600 was outstanding. Further, as we make additional investments that are eligible to be pledged under the credit facility, we will generate additional credit facility availability. The revolving period for our credit facility continues until June 13, 2012, with an amortization running to June 13, 2013, with interest distributions to us allowed.
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
On March 4, 2010, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $351,434 of additional equity securities as of September 30, 2010.

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
On July 19, 2010, we established a second at-the-market program, as we had sold all the shares authorized in the original at-the-market program. We engaged three broker-dealers to act as potential agents and sell our common stock directly into the market over a period of time. We paid a 2% commission to the broker-dealer on shares sold. Through this program we issued 6,000,000 shares of our common stock at an average price of $9.73 per share, raising $58,403 of gross proceeds, from July 22, 2010 through September 28, 2010.
On September 24, 2010, we established a third at-the-market program, as we had sold all the shares authorized in the preceding at-the-market programs, through which we may sell, from time to time and at our discretion, 6,000,000 shares of our common stock. We engaged three broker-dealers to act as potential agents and sell our common stock directly into the market over a period of time. We currently pay a 2% commission to the broker-dealer on shares sold. Through this program we issued 302,400 shares of our common stock at an average price of $9.87 per share, raising $2,986 of gross proceeds, from September 29, 2010 through September 30, 2010.
Our Board of Directors, pursuant to the Maryland General Corporation Law, executed Articles of Amendment to increase the number of shares authorized for issuance from 100,000,000 to 200,000,000 in the aggregate. The amendment became effective August 31, 2010.
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
First Quarter Highlights
Investment Transactions
On July 14, 2010, we closed a $37,400 first lien senior secured credit facility to Progrexion Holdings, LLC (“Progrexion”), a leading consumer credit enhancement services company. The first lien note bears interest in cash at the greater of 11.0% or Libor plus 9.0% and has a final maturity on December 31, 2014.
On July 23, 2010, we made a secured debt investment of $21,000 in SonicWALL, Inc. (“SonicWALL”), a global leader in network security and data protection for small, mid-sized, and large enterprise organizations. The second lien note bears interest in cash at the greater of 12.0% or Libor plus 10.0% and has a final maturity on January 23, 2017. On September 30, 2010, we made a follow-on secured debt investment of $2,000 in SonicWALL.
On July 30, 2010, we invested $52,420 of combined debt and equity in AIRMALL USA Inc. (“AIRMALL”), a leading developer and manager of airport retail operations. The $30,000 first lien note bears interest in cash at the greater of 12.0% or Libor plus 9.0% and has a final maturity on June 30, 2015. The $12,500 subordinated secured note bears interest in cash at 12.0% plus PIK interest of 6.0% and has a final maturity on December 31, 2015.
On July 30, 2010, we recapitalized our debt investment in Northwestern, a leading dental practice management company in the Southeast Florida market, providing $11,500 of additional funding to fund the acquisition of six dental practices. The $20,000 senior secured term loan bears interest in cash at the greater of 10.5% or Libor plus 7.5% and has a final maturity on July 30, 2015.

Equity Issuance
From July 1, 2010 to September 28, 2010, we completed the sale of the remaining 8,748,600 shares of our common stock pursuant to the March 17, 2010 and July 19, 2010 equity distribution agreements, resulting in net proceeds of approximately $83,407 after deducting related expenses including commissions.
On September 24, 2010, we established a new at-the-market program through which we may sell 6,000,000 shares of our common stock. Through this program we issued 302,400 shares of our common stock at an average price of $9.87 per share, raising $2,986 of gross proceeds, from September 29, 2010 through September 30, 2010.
On July 30, 2010, August 31, 2010 and September 30, 2010, we issued 83,875, 89,620 and 90,006, shares of our common stock in connection with the dividend reinvestment plan, respectively.
Dividend
On August 26, 2010, we announced the declaration of monthly dividends in the following amounts and with the following dates:
•	$0.100625 per share for September 2010 to holders of record on September 30, 2010 with a payment date of October 29, 2010;

•	$0.100750 per share for October 2010 to holders of record on October 29, 2010 with a payment date of November 30, 2010.
Credit Facility
On September 9, 2010, we announced an increase in commitments to our credit facility of $30,000. As of September 30, 2010, the lenders have extended commitments of $240,000 under the credit facility. Our credit facility includes an accordion feature which allows the facility to be increased to up to $300,000 of commitments in the aggregate to the extent additional or existing lenders commit to increase the commitments. We will seek to add additional lenders in order to reach the maximum size; although no assurance can be given we will be able to do so.
Recent Developments
On October 29, 2010, we issued 92,999 shares of our common stock in connection with the dividend reinvestment plan.
During the period from October 1, 2010 to November 3, 2010, we issued 4,929,556 shares of our common stock at an average price of $9.86 per share, and raised $48,611 of gross proceeds, under our at-the-market program. Net proceeds were $47,639 after 2% commission to the broker-dealer on shares sold.
On October 12, 2010, we made a senior secured debt investment of $32,500 in ICON Health & Fitness, Inc., a leading manufacturer and marketer of branded health and fitness equipment.
On October 29, 2010, Castro Cheese Company, Inc. repaid the $7,732 loan receivable to us.
On November 1, 2010, we announced an increase in commitments to our credit facility of $20,000. The commitments to the credit facility now stand at $260,000.
On November 3, 2010, TriZetto Group repaid the $15,492 loan receivable to us.
On November 8, 2010, we announced the declaration of monthly dividends in the following amounts and with the following dates:
•	$0.100875 per share for November 2010 to holders of record on November 30, 2010 with a payment date of December 31, 2010;

•	$0.101000 per share for December 2010 to holders of record on December 31, 2010 with a payment date of January 31, 2011;

•	$0.101125 per share for January 2011 to holders of record on January 31, 2011 with a payment date of February 28, 2011.

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
Basis of Consolidation
Under the 1940 Act rules, the regulations pursuant to Article 6 of Regulation S-X, and the American Institute of Certified Public Accountants’ Audit and Accounting Guide for Investment Companies, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to us. Our September 30, 2010 and June 30, 2010 financial statements include our accounts and the accounts of Prospect Capital Funding, LLC, our only wholly-owned, closely-managed subsidiary that is also an investment company. All intercompany balances and transactions have been eliminated in consolidation.
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
In April 2009, the FASB issued ASC 820-10-65, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“ASC 820-10-65”). This update provides further clarification for ASC 820 in markets that are not active and provides additional guidance for determining when the volume of trading level of activity for an asset or liability has significantly decreased and for identifying circumstances that indicate a transaction is not orderly. ASC 820-10-65 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of ASC 820-10-65 for the three months ended September 30, 2010, did not have any effect on our net asset value, financial position or results of operations as there was no change to the fair value measurement principles set forth in ASC 820.
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

We adopted FASB ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Adoption of ASC 740 was applied to all open tax years as of July 1, 2007. The adoption of ASC 740 did not have an effect on our net asset value, financial condition or results of operations as there was no liability for unrecognized tax benefits and no change to our beginning net asset value. As of September 30, 2010 and for the three months then ended, we did not have a liability for any unrecognized tax benefits. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.
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
Loans are placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, are likely to remain current. As of September 30, 2010, approximately 5.1% of our net assets are in non-accrual status.
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
In July 2010, the FASB issued Accounting Standards Update 2010-20, Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASC 2010-20”). The amendments in this update require additional disclosure about the credit quality of financing receivables, such as aging information and credit quality indicators. ASC 2010-20 is effective for interim periods and fiscal years ending after December 15, 2010. Our management does not believe that the adoption of the amended guidance in ASC 2010-20 will have a significant effect on our financial statements.
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
In August 2010, the FASB issued Accounting Standards Update 2010-22, Accounting for Various Topics - Technical Corrections to SEC Paragraphs (“ASU 2010-22”). ASU 2010-22 amends various SEC paragraphs based on external comments received and the issuance of Staff Accounting Bulletin (“SAB”) 112, which amends or rescinds portions of certain SAB topics. We are assessing the potential effect this guidance will have on our consolidated financial statements.

Investment Holdings
As of September 30, 2010, we continue to pursue our investment strategy. Despite our name change to “Prospect Capital Corporation” and the termination of our policy to invest at least 80% of our net assets in energy companies in May 2007, we currently have a concentration of investments in companies in the energy and energy related industries. Some of the companies in which we invest have relatively short or no operating histories. These companies are and will be subject to all of the business risk and uncertainties associated with any new business enterprise, including the risk that these companies may not reach their investment objective or the value of our investment in them may decline substantially or fall to zero.
Our portfolio had an annualized current yield of 13.4% and 15.7% across all our long-term debt and certain equity investments as of September 30, 2010 and September 30, 2009, respectively. At September 30, 2010, this yield includes interest from all of our long-term investments as well as dividends from Gas Solutions Holdings, Inc. (“GSHI”), Northwestern and American Gilsonite Company (“American Gilsonite”). The 2.3% decrease is primarily due to a reduction in dividends received from GSHI and an increase in non-accrual loans. This decrease is partially offset by accretion of purchase discounts on the loans acquired from Patriot. We expect the current yield to decline over time as we increase the size of the portfolio. Monetization of other equity positions that we hold is not included in this yield calculation. In each of our portfolio companies, we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.
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
As of September 30, 2010, we own controlling interests in AIRMALL, Ajax Rolled Ring & Machine, Inc. (“Ajax”), AWCNC, LLC, Borga, Inc., C&J Cladding, LLC (“C&J”), Change Clean Energy Holdings, Inc. (“CCEHI”), Fischbein, LLC (“Fischbein”), Freedom Marine Services LLC, GSHI, Integrated Contract Services, Inc. (“ICS”), Iron Horse Coiled Tubing, Inc. (“Iron Horse”), Manx Energy, Inc. (“Manx”), NRG Manufacturing, Inc. (“NRG”), Nupla Corporation, R-V Industries (“R-V”), Inc., Sidump’r Trailer Company, Inc. and Yatesville Coal Holdings, Inc. (“Yatesville”). We also own an affiliated interest in Biotronic NeuroNetwork, Boxercraft Incorporated, KTPS Holdings, LLC (“KTPS”), Smart, LLC, and Sport Helmets Holdings, LLC (“Sport Helmets”).
The following is a summary of our investment portfolio by level of control:

	September 30, 2010				June 30, 2010
		Percent	Fair	Percent		Percent	Fair	Percent
Level of Control	Cost	of Portfolio	Value	of Portfolio	Cost	of Portfolio	Value	of Portfolio
Control	$238,633	28.8%	$258,831	30.4%	$185,720	23.3%	$195,958	24.0%
Affiliate	64,429	7.8%	70,254	8.3%	65,082	8.2%	73,740	9.0%
Non-control/Non-affiliate	503,333	60.9%	501,092	58.9%	477,957	59.9%	478,785	58.6%
Money Market Funds	21,040	2.5%	21,040	2.5%	68,871	8.6%	68,871	8.4%

Total Portfolio	$827,435	100.0%	$851,217	100.0%	$797,630	100.0%	$817,354	100.0%

The following is our investment portfolio presented by type of investment at September 30, 2010 and June 30, 2010, respectively:

	September 30, 2010				June 30, 2010
		Percent	Fair	Percent		Percent	Fair	Percent
Level of Control	Cost	of Portfolio	Value	of Portfolio	Cost	of Portfolio	Value	of Portfolio
Money Market Funds	$21,040	2.5%	$21,040	2.5%	$68,871	8.6%	$68,871	8.4%
Revolving Line of Credit	3,677	0.4%	3,777	0.4%	4,754	0.6%	5,017	0.6%
Senior Secured Debt	391,621	47.3%	361,599	42.5%	313,755	39.4%	287,470	35.2%
Subordinated Secured Debt	325,727	39.5%	306,993	36.1%	333,453	41.8%	313,511	38.4%
Subordinated Unsecured Debt	30,271	3.7%	30,956	3.6%	30,209	3.8%	30,895	3.8%
Preferred Stock	26,889	3.2%	16,169	1.9%	16,969	2.1%	5,872	0.7%
Common Stock	18,846	2.3%	75,464	8.9%	20,243	2.5%	77,131	9.4%
Membership Interests	6,952	0.8%	24,188	2.8%	6,964	0.9%	17,730	2.2%
Overriding Royalty Interests	—	—%	2,744	0.3%	—	—%	2,768	0.3%
Net Profit Interests	—	—%	796	0.1%	—	—%	1,020	0.1%
Warrants	2,412	0.3%	7,491	0.9%	2,412	0.3%	7,069	0.9%

Total Portfolio	$827,435	100.0%	$851,217	100.0%	$797,630	100.0%	$817,354	100.0%

The following is our investment portfolio presented by geographic location of the investment at September 30, 2010 and June 30, 2010, respectively:

	September 30, 2010				June 30, 2010
		Percent	Fair	Percent		Percent	Fair	Percent
Level of Control	Cost	of Portfolio	Value	of Portfolio	Cost	of Portfolio	Value	of Portfolio
Canada	$21,002	2.5%	$15,064	1.8%	$21,002	2.6%	$12,054	1.5%
Ireland	14,904	1.8%	15,000	1.8%	14,903	1.9%	15,000	1.8%
Netherlands	—	—%	—	—%	1,397	0.2%	1,233	0.2%
Midwest US	153,677	18.6%	151,014	17.7%	170,869	21.5%	167,571	20.5%
Northeast US	114,611	13.9%	115,071	13.5%	61,813	7.7%	62,727	7.7%
Southeast US	173,712	21.0%	158,689	18.6%	193,420	24.2%	171,144	20.9%
Southwest US	184,159	22.3%	231,779	27.2%	179,641	22.6%	235,945	28.9%
Western US	144,330	17.4%	143,560	16.9%	85,714	10.7%	82,809	10.1%
Money Market Funds	21,040	2.5%	21,040	2.5%	68,871	8.6%	68,871	8.4%

Total Portfolio	$827,435	100.0%	$851,217	100.0%	$797,630	100.0%	$817,354	100.0%

The following is our investment portfolio presented by industry sector of the investment at September 30, 2010 and June 30, 2010, respectively:

	September 30, 2010				June 30, 2010
		Percent	Fair	Percent		Percent	Fair	Percent
Industry	Cost	of Portfolio	Value	of Portfolio	Cost	of Portfolio	Value	of Portfolio
Aerospace and Defense	$56	—%	$24	—%	$56	—%	$38	—%
Automobile	18,718	2.3%	18,357	2.2%	19,017	2.4%	18,615	2.3%
Biomass Power	2,383	0.3%	—	—%	2,383	0.3%	—	—%
Business Services	12,073	1.5%	12,664	1.5%	12,060	1.5%	12,132	1.5%
Chemical	—	—%	—	—%	1,397	0.2%	1,233	0.2%
Consumer Services	35,910	4.3%	35,910	4.2%	—	—%	—	—%
Contracting	16,512	2.0%	3,378	0.4%	16,652	2.1%	4,542	0.6%
Durable Consumer Products	20,000	2.4%	20,400	2.4%	20,000	2.5%	20,000	2.4%
Ecological	141	—%	318	—%	141	—%	340	—%
Electronics	25,071	3.0%	25,315	3.0%	25,777	3.2%	25,629	3.1%
Financial Services	—	—%	—	—%	25,814	3.2%	25,592	3.1%
Food Products	54,198	6.6%	62,354	7.3%	53,681	6.7%	60,882	7.4%
Gas Gathering and Processing	42,003	5.1%	97,596	11.5%	37,503	4.7%	93,096	11.4%
Healthcare	100,974	12.2%	106,047	12.5%	89,026	11.2%	93,593	11.5%
Home and Office Furnishings, Housewares and Durable	2,330	0.3%	4,986	0.6%	14,112	1.8%	17,232	2.1%
Insurance	5,941	0.7%	5,925	0.7%	5,811	0.7%	5,952	0.7%
Machinery	14,232	1.7%	21,418	2.5%	15,625	2.0%	17,776	2.2%
Manufacturing	71,910	8.7%	61,179	7.2%	74,961	9.4%	64,784	7.9%
Metal Services and Minerals	13,220	1.6%	28,380	3.3%	19,252	2.4%	33,620	4.1%
Mining, Steel, Iron and Non-Precious Metals and Coal Production	1,378	0.2%	808	0.1%	1,130	0.1%	808	0.1%
Oil and Gas Production	122,750	14.8%	92,251	10.7%	122,034	15.3%	96,988	11.9%
Oilfield Fabrication	29,474	3.6%	29,474	3.5%	30,429	3.8%	30,429	3.7%
Personal and Nondurable Consumer Products	14,557	1.8%	18,823	2.2%	14,387	1.8%	20,049	2.5%
Pharmaceuticals	11,957	1.4%	12,000	1.4%	11,955	1.5%	12,000	1.5%
Property Management	52,551	6.3%	55,597	6.5%	—	—%	—	—%
Printing and Publishing	5,238	0.6%	5,336	0.6%	5,222	0.7%	5,284	0.6%
Production Services	21,002	2.5%	15,064	1.8%	21,002	2.6%	12,054	1.5%
Retail	14,669	1.8%	1,382	0.2%	14,669	1.8%	2,148	0.3%
Shipping Vessels	10,359	1.3%	3,506	0.4%	10,040	1.3%	3,583	0.4%
Software & Computer Services	37,884	4.6%	38,000	4.5%	14,903	1.9%	15,000	1.8%
Specialty Minerals	15,814	1.9%	19,668	2.3%	15,814	2.1%	18,463	2.3%
Technical Services	11,394	1.4%	11,500	1.4%	11,387	1.4%	11,615	1.4%
Textiles and Leather	21,696	2.6%	22,517	2.6%	22,519	2.8%	25,006	3.1%
Money Market Funds	21,040	2.5%	21,040	2.5%	68,871	8.6%	68,871	8.4%

Total Portfolio	$827,435	100.0%	$851,217	100.0%	$797,630	100.0%	$817,354	100.0%

Investment Activity
At September 30, 2010, approximately 103.4% of our net assets or about $830,177 was invested in 57 long-term portfolio investments and 2.6% of our net assets invested in money market funds. Liabilities in excess of other assets offset the excess of these amounts over 100%.
Long-Term Portfolio Investment Activity
During the three months ended September 30, 2010, we acquired $132,800 of new investments, completed follow-on investments in existing portfolio companies, totaling approximately $4,747, funded $250 of revolver advances, and recorded PIK interest of $3,154, resulting in gross investment originations of $140,951. The more significant of these investments are described briefly in the following:
On July 14, 2010, we closed a $37,400 first lien senior secured credit facility to Progrexion, a leading consumer credit enhancement services company.
On July 23, 2010, we made a secured debt investment of $21,000 in SonicWALL, a global leader in network security and data protection for small, mid-sized, and large enterprise organizations. On September 30, 2010, we made a follow-on secured debt investment of $2,000 in SonicWALL.
On July 30, 2010, we invested $52,420 of combined debt and equity in AIRMALL, a leading developer and manager of airport retail operations.
On July 30, 2010, we invested $20,000 in Northwestern, a leading dental practice management company in the Southeast Florida market.
On September 30, 2010, we made a follow-on secured debt investment of $4,500 in GSHI to support the acquisition of a gathering pipeline system in Texas.
During the three months ended September 30, 2010, we closed-out five positions which are briefly described below.
On July 30, 2010, Northwestern repaid the $8,500 loan receivable to us.
On August 26, 2010, Regional Management Corporation repaid the $25,814 loan receivable to us.
On September 1, 2010, Impact repaid the $12,848 loan receivable to us.
On September 23, 2010, Roll Coater Acquisition Corp. repaid the $6,268 loan receivable to us.
On September 29, 2010 we sold our common stock in LyondellBasell Industries N.V. for $1,803, realizing a gain of $527.
During the three months ended September 30, 2010, we also received principal amortization payments of $3,258 on several loans, and $5,865 of partial prepayments related to Ajax, EXL Acquisition Corporation, Fischbein and Progrexion.
During the quarter ended September 30, 2010, we recognized $4,047 of interest income due to purchase discount accretion from the assets acquired from Patriot. Included in this amount is $1,116 of accelerated accretion resulting from the repayment of Impact. We also recapitalized our debt investment in Northwestern. The $20,000 loan was issued at market terms comparable to other industry transactions. In accordance with ASC 320-20-35 the cost basis of the new loan was recorded at par value, which precipitated the acceleration of $1,612 of original purchase discount from the loan repayment which recognized as interest income.

The following is a quarter-by-quarter summary of our investment activity:

Quarter-End	Acquisitions(1)	Dispositions(2)

September 30, 2010	$140,951	$68,148
June 30, 2010	88,973	39,883
March 31, 2010	59,311	26,603
December 31, 2009(3)	210,438	45,494
September 30, 2009	6,066	24,241
June 30, 2009	7,929	3,148
March 31, 2009	6,356	10,782
December 31, 2008	13,564	2,128
September 30, 2008	70,456	10,949
June 30, 2008	118,913	61,148
March 31, 2008	31,794	28,891
December 31, 2007	120,846	19,223
September 30, 2007	40,394	17,949
June 30, 2007	130,345	9,857
March 31, 2007	19,701	7,731
December 31, 2006	62,679	17,796
September 30, 2006	24,677	2,781
June 30, 2006	42,783	5,752
March 31, 2006	15,732	901
December 31, 2005	—	3,523
September 30, 2005	25,342	—
June 30, 2005	17,544	—
March 31, 2005	7,332	—
December 31, 2004	23,771	32,083
September 30, 2004	30,371	—

Since inception	$1,316,268	$439,011

(1)	Includes new deals, additional fundings, refinancings and PIK interest.

(2)	Includes scheduled principal payments, prepayments and refinancings.

(3)	The $210,438 of acquisitions for the quarter ended December 31, 2009 includes $207,126 of portfolio investments acquired from Patriot.

Investment Valuation
In determining the fair value of our portfolio investments at September 30, 2010, the Audit Committee considered valuations from the independent valuation firm and from management having an aggregate range of $805,005 to $882,044, excluding money market investments.
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
The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties and comparable multiples for recent sales of companies within the industry. The composite of all these analysis, applied to each investment, was a total valuation of $830,177, excluding money market investments.
Our portfolio companies are generally lower middle market companies, outside of the financial sector, with less than $50,000 of annual EBITDA. We believe our market has experienced less volatility than others because we believe there are more buy and hold investors who own these less liquid investments.
During the three months ended September 30, 2010, there has been a general improvement in the markets in which we operate, and market rates of interest negotiated for middle market loans have decreased.
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
Ajax Rolled Ring & Machine, Inc.
We acquired a controlling equity interest in Ajax in a recapitalization of the company that was closed on April 4, 2008. We funded $22,000 of senior secured term debt, $11,500 of subordinated term debt and $6,300 of equity as of that closing. During the fiscal year ended June 30, 2010, we funded an additional $3,530 of secured subordinated debt to refinance a third-party revolver provider and provide working capital. Ajax repaid $3,461 of this secured subordinated debt during the quarter ended September 30, 2010. As of September 30, 2010, we control 78.1% of the fully-diluted common and preferred equity.
Ajax forges seamless steel rings sold to various customers. The rings are used in a range of industrial applications, including in construction equipment and wind power turbines. Ajax’s business is cyclical, and the business experienced a significant decline in the first half of 2009 in light of the global macroeconomic crisis. The second half of 2009 and to-date 2010 show steady improvement versus the first half of 2009. At September 30, 2010, Ajax had a backlog of new business that would indicate continued improvement for the remainder of 2010 and beyond.
The Board of Directors increased the fair value of our investment in Ajax to $30,983 as of September 30, 2010, a reduction of $9,851 from its amortized cost, compared to the $13,006 unrealized depreciation recorded at June 30, 2010.
Change Clean Energy Holdings Inc. and Change Clean Energy, Inc., f/k/a Worcester Energy Partners, Inc.
Change Clean Energy, Inc. (“CCEI”) is an investment, that we originated in September 2005, which owns and operated a biomass energy plant. In March 2009, CCEI ceased operations, as the business became uneconomic based on the cost of materials and the price being received for the electricity generated. During that quarter, we instituted foreclosure proceedings against the co-borrowers of our debt. In anticipation of such proceedings, CCEHI was established. On March 11, 2009, the foreclosure was completed and the assets were assigned to a wholly owned subsidiary of CCEHI. During the year ended June 30, 2010, we provided additional funding of $296 to CCEHI to fund ongoing operations. CCEI currently has no material operations. At June 30, 2009 we determined that the impairment at both CCEI and CCEHI was other than temporary and recognized a realized loss of $41,134, which was the amount by which the amortized cost exceeded the fair value. At September 30, 2010, our Board of Directors, under recommendation from senior management, has set the value of the CCEHI investment with no value, a reduction of $2,383 from its amortized cost after the recognized depreciation.

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
In February 2010, we hired Robert Bourne as President and CEO of Gas Solutions. Mr. Bourne has over 30 years of experience in the midstream sector, including gathering and processing, gas purchasing, storing and trading; producer services; and business development mergers and acquisitions. He served most recently at Energy Transfer, where he managed Houston Pipeline, among other activities. Mr. Bourne is focusing on our upside plant projects and seeking new opportunities to help Gas Solutions grow beyond its existing footprint. On September 30, 2010, we made a follow-on secured debt investment of $4,500 in Gas Solutions to support the acquisition of a gathering pipeline system in Texas.
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
In determining the value of GSHI, we have utilized two valuation techniques to determine the value of the investment. Our Board of Directors has determined the value to be $97,596 for our debt and equity positions at September 30, 2010 based upon a combination of a discounted cash flow analysis and a public comparables analysis. At September 30, 2010 and June 30, 2010, GSHI was valued $55,593 above its amortized cost.
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
In January 2009, we foreclosed on the real and personal property of ICS. Through this foreclosure process, we gained 100% ownership of THS and certain ESA assets. Based upon an analysis of the liquidation value of the ESA assets and the enterprise value of THS, our Board of Directors determined the fair value of our investment in ICS to be $3,378 at September 30, 2010, a reduction of $13,134 from its amortized cost, compared to the $12,110 unrealized loss recorded at June 30, 2010.
Iron Horse Coiled Tubing, Inc.
Iron Horse is an investment that we completed in April 2006. Iron Horse had been a provider of coiled tubing subcontractor services prior to making a strategic decision in late 2007 to directly service natural gas and oil producers in the Western Canadian Sedimentary Basin (“WCSB”) as a fracturing services provider. As a result of the business transition, the Company’s 2008 financial performance declined significantly from 2007 levels. Iron Horse completed its transition from a subcontractor to a direct service provider in 2009, but natural gas prices declined to trough levels due to the recession and heightened natural gas inventory levels. Since November 2009, Iron Horse has experienced increased activity in the WCSB and is now completing wells for a diversified base of large and small producers in the WCSB.

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
Effective January 1, 2010, we restructured our senior secured and bridge loans to Iron Horse and we reorganized Iron Horse’s management structure. Our loans were replaced with three new tranches of senior secured debt and our total ownership of Iron Horse decreased to 70.4% on a fully-diluted basis. Our equity ownership will incrementally decrease as debt tranches are repaid. There was no change to fair value at the time of restructuring, and we continue to fully reserve any income accrued for Iron Horse.
The Board of Directors increased the fair value of our investment in Iron Horse to $15,064 as of September 30, 2010, a reduction of $5,938 from its amortized cost, compared to the $8,948 unrealized depreciation recorded at June 30, 2010.
Manx Energy, Inc.
On January 19, 2010, we modified the terms of our senior secured debt in AEH and Coalbed in conjunction with the formation of Manx, a new entity consisting of the assets of AEH, Coalbed and Kinley Exploration. The assets of the three companies were combined under new common management. We funded $2,800 at closing to Manx to provide for working capital. A portion of our loans to AEH and Coalbed was exchanged for Manx preferred equity, while our AEH equity interest was converted into Manx common stock. There was no change to fair value at the time of restructuring, and we continue to fully reserve any income accrued for Manx.
The Board of Directors wrote-down the fair value of our investment in Manx to $4,403 as of September 30, 2010, a reduction of $13,867 from its amortized cost, compared to the $13,584 unrealized loss recorded at June 30, 2010.
Yatesville Coal Holdings, Inc.
All of our coal holdings have been consolidated under the Yatesville entity. Yatesville delivered improved operating results after the consolidation of the coal holdings, but the company mined its permitted reserves in December 2008 and has not produced meaningful revenues since then. We continue to evaluate strategies for Yatesville, such as soliciting indications of interest regarding a transaction involving part or all of recoverable reserves. During the quarter ended December 31, 2009, we discontinued operations at Yatesville. At December 31, 2009, our Board of Directors determined that, consistent with the decision to discontinue operations, the impairment of Yatesville was other than temporary, and we recorded a realized loss of $51,228, which was the amount that the amortized cost exceeded the fair value at December 31, 2009. As of September 30, 2010 and June 30, 2010, our Board of Directors set the value of the remaining Yatesville investment at $808, which represents the residual value of recoverable reserves.
Equity positions in the portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results. Four control investments have experienced such volatility — C&J and Fischbein with improved operating results, and NRG and R-V with declining operating results. Nine of the other controlled investments have continuing challenges and have been valued at discounts to the original investment. Three of the control investments are valued at premiums to the original investment amounts. Overall, at September 30, 2010, the control investments are valued at $20,198 above their amortized cost.
We hold five affiliate investments at September 30, 2010. Two of these investments reported declining operating results, resulting in valuations decreasing for these investments — KTPS and Sport Helmets. Sport Helmets, despite the declining operating results, is still valued at a premium to its amortized cost. The remaining affiliate investments are valued at amortized cost or higher. Overall, at September 30, 2010, affiliate investments are valued $5,825 above their amortized cost.

With the non-control/non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is limited on the high side to each loan’s par value, plus any prepayment premia that could be imposed. Many of the debt investments in this category have not experienced a significant change in value, as they were previously valued at or near par value. The exception to this categorization relates to investments which were acquired in the Patriot Acquisition, many of which were acquired at significant discounts to par value, and any changes in operating results or interest rates can have a significant effect on the value of such investments. Ajax, American Gilsonite and Copernicus Group experienced meaningful increases in valuations. Deb Shops, Inc. (“Deb Shops”) and H&M Oil & Gas, LLC (“H&M”) experienced decreases in valuations due to declines in their operating results. Shearer’s Foods, Inc. completed a significant acquisition, which is driving the operating results and the increase in the value of the investment. The remaining investments did not experience significant changes in operations or valuation.
During the quarter ended September 30, 2010, we recognized $4,047 of interest income due to purchase discount accretion from the assets acquired from Patriot. Included in this amount is $1,116 of accelerated accretion resulting from the repayment of Impact. We also recapitalized our debt investment in Northwestern. The $20,000 loan was issued at market terms comparable to other industry transactions. In accordance with ASC 320-20-35 the cost basis of the new loan was recorded at par value, which precipitated the acceleration of $1,612 of original purchase discount from the loan repayment which recognized as interest income.
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
On June 11, 2010, we closed an extension and expansion of our revolving credit facility with a syndicate of lenders. The lenders have extended commitments of $240,000 under the new credit facility as of September 30, 2010. On November 1, 2010, lender commitments increased to $260,000. The new credit facility includes an accordion feature which allows the facility to be increased to up to $300,000 of commitments in the aggregate to the extent additional or existing lenders commit to increase the commitments. We will seek to add additional lenders in order to reach the maximum size; although no assurance can be given we will be able to do so. As we make additional investments which are eligible to be pledged under the credit facility, we will generate additional availability to the extent such investments are eligible to be placed into the borrowing base. The revolving period of the credit facility extends through June 2012, with an additional one year amortization period (with distributions allowed) after the completion of the revolving period. During such one year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one year amortization period, the remaining balance will become due if required by the lenders.
As of September 30, 2010 and June 30, 2010, we had $235,101 and $180,678 available to us for borrowing under our credit facility, of which $46,600 and $100,300 was outstanding, respectively. Interest on borrowings under the credit facility was one-month Libor plus 250 basis points prior to June 25, 2009, increasing to one-month Libor plus 400 basis points, subject to a minimum Libor floor of 200 basis points for the period from June 26, 2009 to June 10, 2010 and thereafter. The maintenance of this facility requires us to pay a fee for the amount not drawn upon. Prior to June 25, 2009, this fee was assessed at the rate of 37.5 basis points per annum of the amount of that unused portion. For the period from June 26, 2010 to June 10, 2010, this rate increased to 100 basis points per annum. After June 11, 2010, the lenders charge a fee on the unused portion of the credit facility equal to either 75 basis points if at least half of the credit facility is used or 100 basis points otherwise. The following table shows the facility amounts and outstanding borrowings at September 30, 2010 and June 30, 2010:

	As of September 30, 2010		As of June 30, 2010
	Facility	Amount	Facility	Amount
	Amount	Outstanding	Amount	Outstanding
Revolving Credit Facility	$240,000	$46,600	$210,000	$100,300

The following table shows the contractual maturity of our revolving credit facility at September 30, 2010:

	Payments Due By Period
	Less Than		More Than
	1 Year	1 - 3 Years	3 Years
Credit Facility Payable	$—	$46,600	$—
Concurrent with the extension of our revolving credit facility, we wrote off $759 of the unamortized debt issue costs associated with the original credit facility, in accordance with ASC 470-50, Debt Modifications and Extinguishments.
During the three months ended September 30, 2010, we raised $86,130 of additional equity by issuing 9,051,000 shares of our common stock below net asset value diluting shareholder value by $0.09 per share. The following table shows the calculation of net asset value per share as of September 30, 2010 and June 30, 2010:

	As of September 30, 2010		As of June 30, 2010
Net Assets	$802,824		$711,424
Shares of common stock outstanding	78,401,363		69,086,862

Net asset value per share	$10.24	(1)	$10.30

(1)
Our most recently estimated NAV per share is $10.11 on an as adjusted basis solely to give effect to our issuance of common shares on October 29, 2010 in connection with our dividend reinvestment plan, dividend of $0.10075 per share with October 29, 2010 record date, and issuances during the period from October 1, 2010 to November 3, 2010 under the ATM Program, versus $10.24 determined by us as of September 30, 2010. NAV as of November 3, 2010 may be higher or lower than $10.11 based on potential changes in valuations. Our Board of Directors has not yet determined the fair value of portfolio investments subsequent to September 30, 2010. Our Board of Directors determines the fair value of our portfolio investments on a quarterly basis in connection with the preparation of quarterly financial statements and based on input from an independent valuation firm, our Investment Advisor and the audit committee of our Board of Directors.

At September 30, 2010, we had 78,401,363 of our common stock issued and outstanding.
Results of Operations
Net increase (decrease) in net assets resulting from operations for the three months ended September 30, 2010 and 2009 was $25,580 and ($6,378), respectively, representing $0.34 and ($0.13) per weighted average share, respectively. During the three months ended September 30, 2010, we experienced net unrealized and realized gains of $4,585 or approximately $0.06 per weighted average share primarily from significant write-ups of our investments in AIRMALL, Ajax, American Gilsonite, Fischbein and Iron Horse. These instances of unrealized appreciation were partially offset by unrealized depreciation in H&M, KTPS, NRG, R-V and Sport Helmets. During the three months ended September 30, 2009, we experienced net unrealized and realized losses of $18,696 or approximately $0.38 per weighted average share primarily from write-downs of our investments in Ajax, Appalachian Energy Holdings, LLC (“AEH”), C&J, Conquest Cherokee, LLC (“Conquest”), Deb Shops, and Yatesville.
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
Investment income, which consists of interest income, including accretion of loan origination fees and prepayment penalty fees, dividend income and other income, including settlement of net profits interests, overriding royalty interests and structuring fees, was $35,212 and $21,517 for the quarters ended September 30, 2010 and September 30, 2009, respectively. The primary driver of the increase is the acquisition of additional assets from Patriot and other new investments which increased interest income. This increase is partially offset by a decline in dividend income from GSHI. The following table describes the various components of investment income and the related levels of debt investments:

	For The Three Months Ended
	September 30
	2010	2009

Interest income	$28,921	$14,835
Dividend income	2,194	6,218
Other income	4,097	464

Total investment income	$35,212	$21,517

Average debt principal of investments	$874,382	$497,161

Weighted-average annualized interest rate earned	13.23%	11.84%

Total investment income has increased for the three months ended September 30, 2010 from the amount reported for the three months ended September 30, 2009 as we have deployed additional capital in revenue-producing assets including assets acquired in the Patriot acquisition.
Average interest income producing assets have increased from $497,161 for the three months ended September 30, 2009 to $874,382 for the three months ended September 30, 2010. The average yield on interest bearing assets increased from 11.8% for the three months ended September 30, 2009 to 12.9% for the three months ended September 30, 2010. This increase is primarily the result of higher interest rates earned on the assets acquired in the Patriot acquisition (including discount accretion).
Investment income is also generated from dividends and other income. Dividend income has declined from $6,218 to $2,194 for the three months ended September 30, 2009 and September 30, 2010, respectively. The decrease in dividend income is primarily attributable to the level of dividends received from our investment in GSHI. We received dividends from GSHI of $6,000 and $1,750 during the three months ended September 30, 2009 and September 30, 2010, respectively.
Other income has come primarily from structuring fees, overriding royalty interests, and settlement of net profits interests. Income from other sources grew from $464 for the three months ended September 30, 2009 to $4,097 for the three months ended September 30, 2010. The increase in other income is largely due to $3,438 of structuring fees related to AIRMALL, Progrexion, SonicWALL and various other portfolio investments.

Operating Expenses
Our primary operating expenses consist of investment advisory fees (base management and income incentive fees), credit facility costs, legal and professional fees and other operating and overhead-related expenses. These expenses include our allocable portion of overhead under the Administration Agreement with Prospect Administration under which Prospect Administration provides administrative services and facilities for us. Our investment advisory fees compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions in accordance with our Administration Agreement with Prospect Administration. Operating expenses were $14,217 and $9,199 for the three months ended September 30, 2010 and September 30, 2009, respectively.
The base investment advisory expenses were $4,276 and $3,209 for the three months ended September 30, 2010 and September 30, 2009, respectively. This increase is directly related to our growth in total assets. For the three months ended September 30, 2010 and September 30, 2009, we incurred $5,249 and $3,080, respectively, of income incentive fees. The $2,169 increase in the income incentive fee for the respective three-month period is driven by an increase in pre-incentive fee net investment income from $15,398 for the three months ended September 30, 2009 to $26,244 for the three months ended September 30, 2010, primarily due to an increase in interest income from a larger asset base. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
During the three months ended September 30, 2010, we incurred $2,261 of expenses related to our credit facility. This compares with expenses of $1,374 incurred during the three months ended September 30, 2009. These expenses are related directly to the leveraging capacity put into place for each of those periods and the levels of indebtedness actually undertaken during those quarters. The table below describes the various credit facility expenses and the related indicators of leveraging capacity and indebtedness during these periods.

	For The Three Months Ended
	September 30,
	2010	2009

Interest expense	$949	$127
Amortization of deferred financing costs	990	824
Commitment and other fees	322	423

Total	$2,261	$1,374

Weighted-average debt outstanding	$87,359	$8,398

Weighted-average interest rate incurred	4.25%	6.00%

Facility amount at beginning of period	$210,000	$195,000

The decrease in our interest rate occurred on June 11, 2010 with the closing of our current facility. The borrowing rate and Libor floor decreased by 75 basis points and 100 basis points, respectively.
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
Total operating expenses, net of investment advisory fees and interest costs (“Other Operating Expenses”), were $2,431 and $1,536 for the three months ended September 30, 2010 and 2009, respectively. The $895 increase in Other Operating Expenses is primarily due to the increased size of our portfolio, for which we have incurred higher costs for litigation, valuation services and administrative support.

Net Investment Income, Net Realized Gains, Increase (Decrease) in Net Assets from Net Change in Unrealized Depreciation/Appreciation and Net Increase (Decrease) in Net Assets Resulting from Operations
Our net investment income was $20,995 and $12,318 for the three months ended September 30, 2010 and September 30, 2009, respectively. Net investment income represents the difference between investment income and operating expenses and is directly impacted by the items described above.
Net realized gains were $527 and zero for the three months ended September 30, 2010 and September 30, 2009, respectively. The net realized gain of $527 for the three months ended September 30, 2010 was due primarily to the sale of our common stock in LyondellBasel Industries N.V.
Net increase (decrease) in net assets from changes in unrealized appreciation (depreciation) was $4,058 and ($18,696) for the three months ended September 30, 2010 and September 30, 2009, respectively. For the three months ended September 30, 2010, the $4,058 increase in net assets from the net change in unrealized appreciation (depreciation) was driven by significant write-ups of our investments in AIRMALL, Ajax, American Gilsonite, Fischbein and Iron Horse. These instances of unrealized appreciation were partially offset by unrealized depreciation in H&M, KTPS, NRG, R-V and Sport Helmets. For the three months ended September 30, 2009, the $18,696 decrease in net assets from the net change in unrealized appreciation/depreciation was driven primarily by write-downs of our investments in Ajax, AEH, C&J, Conquest, Deb Shops, and Yatesville.
Financial Condition, Liquidity and Capital Resources
For the three months ended September 30, 2010 and September 30, 2009, our operating activities (used) provided ($12,348) and $41,503 of cash, respectively. Financing activities provided (used) $12,329 and ($44,425) of cash during the three months ended September 30, 2010 and September 30, 2009, respectively, which included the payments of dividends of $19,328 and $16,647, during the three months ended September 30, 2010 and September 30, 2009, respectively.
Our primary uses of funds have been to continue to invest in our investments in portfolio companies, to add new companies to our investment portfolio, acquire Patriot, repay outstanding borrowings and to make cash distributions to holders of our common stock.
We have and may continue to fund a portion of our cash needs through borrowings from banks, issuances of senior securities or secondary offerings. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. At September 30, 2010, we had $46,600 outstanding borrowings on our revolving credit facility.
On March 4, 2010, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $351,434 of additional equity securities as of September 30, 2010.
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
On July 19, 2010, we established a second at-the-market program, as we had sold all the shares authorized in the original at-the-market program. We engaged three broker-dealers to act as potential agents and sell our common stock directly into the market over a period of time. We paid a 2% commission to the broker-dealer on shares sold. Through this program we issued 6,000,000 shares of our common stock at an average price of $9.73 per share, raising $58,403 of gross proceeds, from July 22, 2010 through September 28, 2010.

On September 24, 2010, we established a third at-the-market program, as we had sold all the shares authorized in the preceding programs, through which we may sell, from time to time and at our discretion, 6,000,000 shares of our common stock. We engaged three broker-dealers to act as potential agents and sell our common stock directly into the market over a period of time. We currently pay a 2% commission to the broker-dealer on shares sold. Through this program we issued 302,400 shares of our common stock at an average price of $9.87 per share, raising $2,986 of gross proceeds, from September 29, 2010 through September 30, 2010.
Our Board of Directors, pursuant to the Maryland General Corporation Law, executed Articles of Amendment to increase the number of shares authorized for issuance from 100,000,000 to 200,000,000 in the aggregate. The amendment became effective August 31, 2010.
Off-Balance Sheet Arrangements
At September 30, 2010, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than those which originate from 1) the investment advisory and management agreement and the administration agreement and 2) the portfolio companies.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates and equity price risk. At September 30, 2010, most of the loans in our portfolio bore interest at fixed interest rates. Several of our floating rate loans have floors which have effectively converted the loans to fixed rate loans in the current interest rate environment. At September 30, 2010, the principal value of loans totaling $27,948 bear interest at floating rates.
If we continue to invest in fixed rate loans, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the three months ended September 30, 2010, we did not engage in interest rate hedging activities.

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
There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings
From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such of these matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any such litigation as of September 30, 2010.

Item 1A.	Risk Factors
There have been no material changes to our risk factors as previously disclosed in our most recent 10-K filing.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table reflects the history of shares issued under the dividend reinvestment plan:

		Aggregate Offering Price
Record Date/Issuance Date	Shares Issued	(in 000s)	% of Dividend
March 23, 2006 / March 30, 2006	6,841	$111	5.2%
June 23, 2006 / June 30, 2006	7,932	130	5.4%
September 22, 2006 / September 29, 2006	80,818	1,273	26.2%
December 29, 2006 / January 5, 2007	108,047	1,850	25.5%
March 23, 2007 / March 30, 2007	93,843	1,595	20.8%
June 22, 2007 / June 29, 2007	69,834	1,190	15.3%
September 19, 2007 / September 28, 2007	72,073	1,243	15.9%
March 31, 2008 / April 16, 2008	99,241	1,510	14.4%
September 30, 2008 / October 16, 2008	117,549	1,506	12.7%
December 31, 2008 / January 20, 2009	148,200	1,774	14.8%
March 31, 2009 / April 20, 2009	214,456	1,827	14.4%
July 8, 2009 / July 20, 2009	297,274	2,901	14.8%
October 8, 2010 / October 19, 2009	233,523	2,457	11.0%
December 31, 2009 / January 25, 2010	236,985	2,896	11.2%
March 31, 2010 / April 23, 2010	248,731	2,962	11.2%
June 30, 2010 / July 30, 2010	83,875	822	11.9%
July 30, 2010 / August 31, 2010	89,620	833	11.4%
August 31, 2010 / September 30, 2010	90,006	876	11.5%
September 30, 2010 / October 29, 2010	92,999	913	11.6%

The following table reflects recent sales of unregistered common stock:

		Gross
	Number of	Proceeds	Underwriting	Offering	Offering
Issuances of Common Stock	Shares Issued	Raised	Fees	Expenses	Price

August 20, 2009	3,449,686	$29,322	—	$117	$8.500

September 24, 2009	2,807,111	$25,264	—	$840	$9.000

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
No matters were submitted to a vote of security holders during the first quarter of the fiscal year ended June 30, 2011.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

2.1	Agreement and Plan of Merger by and between Patriot Capital Funding, Inc. and Prospect Capital Corporation, dated as of August 3, 2009 (12).

3.1	Articles of Amendment and Restatement (15).

3.2	Amended and Restated Bylaws (9).

4.1	Form of Share Certificate (1).

10.1	Investment Advisory Agreement between Registrant and Prospect Capital Management LLC (1).

10.2	Custodian Agreement (2).

10.3	Administration Agreement between Registrant and Prospect Administration LLC (1).

10.4	Transfer Agency and Service Agreement (2).

10.5	Dividend Reinvestment Plan (1).

10.6	License Agreement between Registrant and Prospect Capital Management LLC (1).

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

10.11	Equity Distribution Agreement by and between Prospect Capital Corporation and RBC Capital Markets Corporation, dated September 24, 2010 (13)

10.12	Equity Distribution Agreement by and between Prospect Capital Corporation and BMO Capital Markets Corp., dated September 24, 2010 (13)

10.13	Equity Distribution Agreement by and between Prospect Capital Corporation and KeyBanc Capital Markets Inc., dated September 24, 2010 (13)

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).

12	Computation of Ratios (included in the notes to the financial statements contained in this report).

14	Code of Conduct (10)

16	Letter regarding change in certifying accountant (4).

21		Subsidiaries of the Registrant: (included in the notes to the consolidated financial statements contained in this annual report). (8)

22.1		Proxy Statement (5).

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Filed herewith.

(1)	Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-114522), filed on July 6, 2004.

(2)	Incorporated by reference to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-114522), filed on July 23, 2004.

(3)	Incorporated by reference from the Registrant’s Form 10-K filed on September 28, 2006.

(4)	Incorporated by reference to the form 8-K/A (File No. 814-00659), filed on January 21, 2005.

(5)	Incorporated by reference from the Registrant’s Proxy Statement filed on October 20, 2008.

(6)	Incorporated by reference from the Registrant’s Registration Statement on Form N-2 (File No. 333-143819) filed on September 5, 2007.

(7)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on February 11, 2008.

(8)	Incorporated by reference from the Registrant’s Form 10-K filed on September 28, 2007.

(9)	Incorporated by reference from the Registrant’s Form 8-K filed on September 10, 2008.

(10)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2008.

(11)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed on June 26, 2009.

(12)	Incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on August 5, 2009

(13)	Incorporated by reference to Post-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form N-2 (File No. 333-164270), filed on September 24, 2010.

(14)	Incorporated by reference Exhibit 99.1 of the Registrant’s Form 8-K filed on June 15, 2010.

(15)	Incorporated by reference from the Registrant’s Form 8-K filed on September 7, 2010.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2010.

PROSPECT CAPITAL CORPORATION
By:	/s/ John F. Barry III
John F. Barry III
Chief Executive Officer and Chairman of the Board