Form 10-Q
period 2010-12-31
PROSPECT CAPITAL CORP
filed 2011-02-09
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended December 31, 2010

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of February 9, 2011 was 88,199,537.

PROSPECT CAPITAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2010

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
December 31, 2010 and June 30, 2010
(in thousands, except share and per share data)

	December 31, 2010	June 30, 2010
	(Unaudited)	(Audited)
Assets (Note 5)
Investments at fair value:
Control investments (cost of $235,729 and $185,720, respectively)	$264,228	$195,958
Affiliate investments (cost of $65,815 and $65,082, respectively)	74,709	73,740
Non-control/Non-affiliate investments (cost of $584,524 and $477,957, respectively)	579,284	478,785

Total investments at fair value (cost of $886,068 and $728,759, respectively, Note 4)	918,221	748,483

Investments in money market funds	132,194	68,871
Cash	4,019	1,081
Receivables for:
Interest, net	8,420	5,356
Dividends	2	1
Other	350	419
Prepaid expenses	250	371
Deferred financing costs, net	12,105	7,579
Other assets	534	534

Total Assets	1,076,095	832,695

Liabilities
Credit facility payable (Note 5)	—	100,300
Senior Convertible Notes (Note 6)	150,000	—
Dividends payable	8,900	6,909
Due to Prospect Administration (Note 10)	317	294
Due to Prospect Capital Management (Note 10)	9,787	9,006
Accrued expenses	2,639	4,057
Other liabilities	1,262	705

Total Liabilities	172,905	121,271

Net Assets	$903,190	$711,424

Components of Net Assets
Common stock, par value $0.001 per share (200,000,000 and 100,000,000 common shares authorized, respectively; 88,115,382 and 69,086,862 issued and outstanding, respectively) (Note 7)	$88	$69
Paid-in capital in excess of par (Note 7)	988,897	805,918
Distributions in excess of net investment income	(18,369)	(9,692)
Accumulated realized losses on investments	(99,579)	(104,595)
Unrealized appreciation on investments	32,153	19,724

Net Assets	$903,190	$711,424

Net Asset Value Per Share	$10.25	$10.30

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Three and Six Months Ended December 31, 2010 and 2009
(in thousands, except share and per share data)
(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Investment Income
Interest Income: (Note 4)
Control investments (Net of foreign withholding tax of $0, ($52), $0, and ($19), respectively)	$5,428	$5,052	$10,617	$9,643
Affiliate investments	3,524	1,539	6,474	2,388
Non-control/Non-affiliate investments	18,410	11,948	39,192	21,343

Total interest income	27,362	18,539	56,283	33,374

Dividend income:
Control investments	2,300	4,160	4,050	10,360
Non-control/Non-affiliate investments	1,068	—	1,508	—
Money market funds	3	10	7	28

Total dividend income	3,371	4,170	5,565	10,388

Other income: (Note 8)
Control investments	14	75	1,785	75
Affiliate investments	7	—	154	—
Non-control/Non-affiliate investments	2,546	385	4,725	849
Gain on Patriot acquisition (Note 3)	—	8,632	—	8,632

Total other income	2,567	9,092	6,664	9,556

Total Investment Income	33,300	31,801	68,512	53,318

Operating Expenses
Investment advisory fees:
Base management fee (Note 10)	4,903	3,176	9,179	6,385
Income incentive fee (Note 10)	4,769	4,816	10,018	7,896

Total investment advisory fees	9,672	7,992	19,197	14,281

Interest and credit facility expenses	2,261	1,995	4,522	3,369
Legal fees	170	390	480	390
Valuation services	231	153	448	273
Audit, compliance and tax related fees	265	239	481	501
Allocation of overhead from Prospect Administration (Note 10)	840	840	1,640	1,680
Insurance expense	72	63	143	126
Directors’ fees	64	64	128	128
Other general and administrative expenses	645	807	1,398	994

Total Operating Expenses	14,220	12,543	28,437	21,742

Net Investment Income	19,080	19,258	40,075	31,576

Net realized gain (loss) on investments (Note 4)	4,489	(51,229)	5,016	(51,229)
Net change in unrealized appreciation (depreciation) on investments (Note 4)	8,371	17,451	12,429	(1,245)

Net Increase (Decrease) in Net Assets Resulting from Operations	$31,940	$(14,520)	$57,520	$(20,898)

Net increase (decrease) in net assets resulting from operations per share: (Note 9 and Note 12)	$0.38	$(0.25)	$0.73	$(0.39)

Dividends declared per share	$0.30	$0.41	$0.60	$0.82

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
For The Six Months Ended December 31, 2010 and 2009
(in thousands, except share data)
(Unaudited)

	For The Six Months Ended
	December 31,	December 31,
	2010	2009
Increase (Decrease) in Net Assets from Operations:
Net investment income	$40,075	$31,576
Net realized gain (loss) on investments	5,016	(51,229)
Net change in unrealized appreciation (depreciation) on investments	12,429	(1,245)

Net Increase (Decrease) in Net Assets Resulting from Operations	57,520	(20,898)

Dividends to Shareholders	(48,752)	(67,721)

Capital Share Transactions:
Net proceeds from capital shares sold	178,317	98,833
Less: Offering costs of public share offerings	(599)	(1,158)
Fair value of equity issued in conjunction with Patriot acquisition	—	92,800
Reinvestment of dividends	5,280	5,358

Net Increase in Net Assets Resulting from Capital Share Transactions	182,998	195,833

Total Increase in Net Assets	191,766	107,214
Net assets at beginning of period	711,424	532,596

Net Assets at End of Period	$903,190	$639,810

Capital Share Activity:
Shares sold	18,494,476	11,431,797
Shares issued for Patriot acquisition	—	8,444,068
Shares issued through reinvestment of dividends/distributions	534,044	530,797

Net increase in capital share activity	19,028,520	20,406,662
Shares outstanding at beginning of period	69,086,862	42,943,084

Shares Outstanding at End of Period	88,115,382	63,349,746

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Six Months Ended December 31, 2010 and 2009
(in thousands, except share data)
(Unaudited)

	For The Six Months Ended December 31,
	2010	2009
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$57,520	$(20,898)
Net realized (gain) loss on investments	(5,016)	51,229
Net change in unrealized (appreciation) depreciation on investments	(12,429)	1,245
Accretion of purchase discount on investments	(5,960)	(6,670)
Amortization of deferred financing costs	2,134	2,106
Gain on Patriot acquisition	—	(8,632)

Change in operating assets and liabilities:
Payments for purchases of investments	(275,867)	(7,321)
Payment-in-kind interest	(6,017)	(2,059)
Proceeds from sale of investments and collection of investment principal	135,553	69,735
Purchases of cash equivalents	—	(199,997)
Sales of cash equivalents	—	199,997
Net (increase) decrease investments in money market funds	(63,323)	75,317
(Increase) decrease in interest receivable	(3,064)	163
(Increase) decrease in dividends receivable	(1)	26
Decrease in other receivables	69	212
Decrease (increase) in prepaid expenses	121	(72)
Increase in other assets	—	(535)
Decrease in due from Prospect Administration	—	502
Decrease in due to Prospect Administration	23	(842)
Increase in due to Prospect Capital Management	781	2,126
Increase in accrued expenses	(1,418)	(227)
Decrease (increase) in other liabilities	557	(277)

Net Cash (Used In) Provided By Operating Activities	(176,337)	155,128

Cash Flows from Investing Activities:
Acquisition of Patriot, net of cash acquired (Note 3)	—	(106,586)

Net Cash Used In Investing Activities	—	(106,586)

Cash Flows from Financing Activities:
Issuance of Senior Convertible Notes (Note 6)	150,000	—
Borrowings under credit facility	180,500	60,000
Payments under credit facility	(280,800)	(174,800)
Financing costs paid and deferred	(6,660)	(1,046)
Net proceeds from issuance of common stock	178,317	98,833
Offering costs from issuance of common stock	(599)	(1,158)
Dividends paid	(41,483)	(36,469)

Net Cash Provided By Financing Activities	179,275	54,640

Total Increase (Decrease) in Cash	2,938	(6,098)
Cash balance at beginning of period	1,081	9,942

Cash Balance at End of Period	$4,019	$3,844

Cash Paid For Interest	$1,314	$496

Non-Cash Financing Activity:
Amount of shares issued in connection with Patriot acquisition	$—	$92,800

Amount of shares issued in connection with dividend reinvestment plan	$5,280	$5,358

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2010 and June 30, 2010
(in thousands, except share data)

			December 31, 2010
						% of
			Principal		Fair	Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (25.00% or greater of voting control)

AIRMALL USA, Inc.	Pennsylvania / Property Management	Senior Secured Term Loan (12.00%, due 6/30/2015)(3), (4)	$30,000	$30,000	$30,000	3.3%
		Senior Subordinated Term Loan (12.00% plus 6.00% PIK, due 12/31/2015)	12,500	12,500	12,500	1.4%
		Convertible Preferred Stock (9,919.684 shares)		9,920	9,920	1.1%
		Common Stock (100 shares)		—	3,376	0.4%

				52,420	55,796	6.2%

Ajax Rolled Ring & Machine, Inc.	South Carolina / Manufacturing	Senior Secured Note — Tranche A (10.50%, due 4/01/2013)(3), (4)	20,827	20,827	20,827	2.3%
		Subordinated Secured Note — Tranche B (11.50% plus 6.00% PIK, due 4/01/2013)(3), (4)	14,396	14,396	9,747	1.1%
		Convertible Preferred Stock — Series A (6,142.6 shares)		6,057	—	0.0%
		Unrestricted Common Stock (6 shares)		—	—	0.0%

				41,280	30,574	3.4%

AWCNC, LLC(20)	North Carolina / Machinery	Members Units — Class A (1,800,000 units)		—	—	0.0%
		Members Units — Class B-1 (1 unit)		—	—	0.0%
		Members Units — Class B-2 (7,999,999 units)		—	—	0.0%

				—	—	0.0%

Borga, Inc.	California / Manufacturing	Revolving Line of Credit — $1,000 Commitment (5.00% plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)(4), (26)	1,000	945	850	0.1%
		Senior Secured Term Loan B (8.50% plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)(4)	1,612	1,500	1,370	0.2%
		Senior Secured Term Loan C (12.00% plus 4.00% PIK plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)	8,802	707	182	0.0%
		Common Stock (100 shares)(22)		—	—	0.0%
		Warrants (33,750 warrants)(22)		—	—	0.0%

				3,152	2,402	0.3%

C&J Cladding LLC	Texas / Metal Services and Minerals	Membership Interest (400 units)(23)		580	5,199	0.6%

				580	5,199	0.6%

Change Clean Energy Holdings, Inc. (“CCEHI” or “Biomass”)(5)	Maine / Biomass Power	Common Stock (1,000 shares)		2,540	—	0.0%

				2,540	—	0.0%

Fischbein, LLC	North Carolina / Machinery	Senior Subordinated Debt (13.00% plus 3.50% PIK, due 5/01/2013)	2,121	1,963	2,121	0.3%
		Membership Interest(25)		1,899	11,142	1.2%

				3,862	13,263	1.5%

Freedom Marine Services LLC(21)	Louisiana / Shipping Vessels	Subordinated Secured Note (12.00% plus 4.00% PIK, in non-accrual status effective 10/1/2010, due 12/31/2011)	10,506	10,367	3,649	0.4%
		Net Profits Interest (22.50% payable on equity distributions)(7)		—	—	0.0%

				10,367	3,649	0.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
December 31, 2010 and June 30, 2010
(in thousands, except share data)

			December 31, 2010
						% of
			Principal		Fair	Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (25.00% or greater of voting control)

Gas Solutions Holdings, Inc.(8), (3)	Texas / Gas Gathering and Processing	Senior Secured Note (18.00%, due 12/11/2016)	$25,000	$25,000	$25,000	2.8%
		Junior Secured Note (18.00%, due 12/12/2016)	12,000	12,000	12,000	1.3%
		Common Stock (100 shares)		5,003	60,596	6.7%

				42,003	97,596	10.8%

Integrated Contract Services, Inc.(9)	North Carolina / Contracting	Secured Promissory Note (15.00%, in non-accrual status effective 12/22/2010, due 1/21/2011) (10)	200	200	200	0.0%
		Senior Demand Note (15.00%, in non-accrual status effective 11/1/2010, past due)(10)	1,170	1,170	1,170	0.2%
		Senior Secured Note (7.00% plus 7.00% PIK plus 6.00% default interest, in non-accrual status effective 10/09/2007, past due)	960	660	—	0.0%
		Junior Secured Note (7.00% plus 7.00% PIK plus 6.00% default interest, in non-accrual status effective 10/09/2007, past due)	14,003	14,003	—	0.0%
		Preferred Stock — Series A (10 shares)		—	—	0.0%
		Common Stock (49 shares)		679	—	0.0%

				16,712	1,370	0.2%

Iron Horse Coiled Tubing, Inc.(24)	Alberta, Canada / Production Services	Senior Secured Tranche 2 (Zero Coupon, due 12/31/2016)	2,338	2,338	2,338	0.2%
		Senior Secured Tranche 3 (2.00%, due 12/31/2016)	16,000	15,781	16,000	1.8%
		Common Stock (3,821 shares)		268	655	0.1%

				18,387	18,993	2.1%

Manx Energy, Inc. (“Manx”)(12)	Kansas / Oil & Gas Production	Appalachian Energy Holdings, LLC (“AEH”) — Senior Secured Note (8.00%, in non-accrual status effective 1/19/2010, due 1/19/2013)	2,159	2,000	325	0.0%
		Coalbed, LLC — Senior Secured Note (8.00%, in non-accrual status effective 1/19/2010, due 1/19/2013)(6)	6,478	5,991	975	0.1%
		Manx — Senior Secured Note (13.00%, in non-accrual status effective 1/19/2010, due 1/19/2013)	3,300	3,300	3,300	0.4%
		Manx — Preferred Stock (6,635 shares)		6,307	—	0.0%
		Manx — Common Stock (3,416,335 shares)		1,171	—	0.0%

				18,769	4,600	0.5%

NRG Manufacturing, Inc.	Texas / Manufacturing	Senior Secured Note (16.50%, due 8/31/2011)(3), (4)	13,080	13,080	13,080	1.4%
		Common Stock (800 shares)		2,317	5,744	0.6%

				15,397	18,824	2.0%

Nupla Corporation	California / Home & Office Furnishings, Housewares & Durable	Revolving Line of Credit — $2,000 Commitment (7.25% plus 2.00% default interest, due 9/04/2012)(4), (26)	1,093	985	1,093	0.1%
		Senior Secured Term Loan A (8.00% plus 2.00% default interest, due 9/04/2012)(4)	4,708	1,072	4,277	0.5%
		Senior Subordinated Debt (15.00% PIK, in non-accrual status effective 4/01/2009, due 3/04/2013)	3,368	—	—	0.0%
		Preferred Stock — Class A (2,850 shares)		—	—	0.0%
		Preferred Stock — Class B (1,330 shares)		—	—	0.0%
		Common Stock (2,360,743 shares)		—	—	0.0%

				2,057	5,370	0.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
December 31, 2010 and June 30, 2010
(in thousands, except share data)

			December 31, 2010
						% of
			Principal		Fair	Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (25.00% or greater of voting control)

R-V Industries, Inc.	Pennsylvania / Manufacturing	Warrants (200,000 warrants, expiring 6/30/2017)		$1,682	$1,770	0.2%
		Common Stock (545,107 shares)		5,086	4,822	0.5%

				6,768	6,592	0.7%

Yatesville Coal Holdings, Inc.(11)	Kentucky / Mining, Steel, Iron and Non-Precious Metals and Coal Production	Senior Secured Note (Non-accrual status effective 1/01/2009, due 12/31/2010)(4)	$1,035	1,035	—	0.0%
		Junior Secured Note (Non-accrual status effective 1/01/2009, due 12/31/2010)(4)	400	400	—	0.0%
		Common Stock (1,000 shares)		—	—	0.0%

				1,435	—	0.0%

		Total Control Investments		235,729	264,228	29.3%

Affiliate Investments (5.00% to 24.99% voting control)

Biotronic NeuroNetwork	Michigan / Healthcare	Senior Secured Note (11.50% plus 1.00% PIK, due 2/21/2013)(3), (4)	26,227	26,227	27,014	3.0%
		Preferred Stock Series A (9,925.455 shares)(13)		2,300	3,621
		Preferred Stock Series B (1,753.64 shares)(13)		579	912	0.5%

				29,106	31,547	3.5%

Boxercraft Incorporated	Georgia / Textiles & Leather	Senior Secured Term Loan A (9.50%, due 9/16/2013)(3), (4)	3,190	2,797	3,050	0.3%
		Senior Secured Term Loan B (10.00%, due 9/16/2013)(3), (4)	4,780	3,924	4,511	0.5%
		Subordinated Secured Term Loan (12.00% plus 6.50% PIK, due 3/16/2014)(3)	7,479	6,117	7,028	0.8%
		Preferred Stock (1,000,000 shares)		—	216	0.0%
		Common Stock (10,000 shares)		—	—	0.0%

				12,838	14,805	1.6%

KTPS Holdings, LLC	Colorado / Textiles & Leather	Revolving Line of Credit — $1,500 Commitment (10.50%, due 1/31/2012)(26), (27)	1,250	1,250	1,250	0.1%
		Senior Secured Term Loan A (10.50%, due 1/31/2012)(3), (4)	2,730	2,548	2,568	0.3%
		Senior Secured Term Loan B (12.00%, due 1/31/2012)(3)	425	384	377	0.0%
		Senior Secured Term Loan C (12.00% plus 12.75% PIK, due 3/31/2012)(3)	5,259	4,806	4,030	0.6%
		Membership Interest — Class A (730 units)		—	—	0.0%
		Membership Interest — Common (199,795 units)		—	—	0.0%

				8,988	8,225	1.0%

Smart, LLC(15)	New York / Diversified / Conglomerate Service	Membership Interest — Class B (1,218 units)		—	—	0.0%
		Membership Interest — Class D (1 unit)		—	—	0.0%

				—	—	0.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
December 31, 2010 and June 30, 2010
(in thousands, except share data)

			December 31, 2010
						% of
			Principal		Fair	Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Affiliate Investments (5.00% to 24.99% voting control)

Sport Helmets Holdings, LLC(15)	New York / Personal & Nondurable Consumer Products	Revolving Line of Credit — $3,000 Commitment (5.75%, due 12/14/2013)(26), (27)	$500	$500	$500	0.1%
		Senior Secured Term Loan A (4.30%, due 12/14/2013)(3), (4)	2,575	1,503	2,540	0.3%
		Senior Secured Term Loan B (4.80%, due 12/14/2013)(3), (4)	7,350	5,380	6,338	0.7%
		Senior Subordinated Debt — Series A (12.00% plus 3.00% PIK, due 6/14/2014)(3)	7,437	6,080	7,221	0.8%
		Senior Subordinated Debt — Series B (10.00% plus 5.00% PIK, due 6/14/2014)(3)	1,392	1,012	1,209	0.1%
		Common Stock (20,554 shares)		408	2,324	0.2%

				14,883	20,132	2.2%

		Total Affiliate Investments		65,815	74,709	8.3%

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

ADAPCO, Inc.	Florida / Ecological	Common Stock (5,000 shares)		141	325	0.0%

				141	325	0.0%

Aircraft Fasteners International, LLC	California / Machinery	Revolving Line of Credit — $500 Commitment (9.50%, due 11/01/2012)(26), (27)		—	—	0.0%
		Senior Secured Term Loan (9.50%, due 11/01/2012)(3), (4)	3,935	3,935	3,935	0.5%
		Junior Secured Term Loan (12.00% plus 6.00% PIK, due 5/01/2013)(3)	4,804	4,804	4,792	0.5%
		Convertible Preferred Stock (32,500 units)		396	158	0.0%

				9,135	8,885	1.0%

American Gilsonite Company	Utah / Specialty Minerals	Senior Subordinated Note (12.00% plus 2.50% PIK, due 12/10/2016)	30,000	30,000	30,000	3.3%
		Membership Interest in AGC/PEP, LLC (99.9999%)(16)		—	3,253	0.4%

				30,000	33,253	3.7%

Arrowhead General Insurance Agency, Inc.(17)	California / Insurance	Senior Secured Term Loan (8.50%, due 8/08/2012)	846	823	842	0.1%
		Junior Secured Term Loan (10.25% plus 2.50% PIK, due 2/08/2013)	6,258	5,253	5,664	0.6%

				6,076	6,506	0.7%

Caleel + Hayden, LLC (15)	Colorado / Personal & Nondurable Consumer Products	Membership Units (7,500 shares)		351	878	0.1%
		Options in Mineral Fusion Natural Brands, LLC (11,662 options)		—	—	0.0%

				351	878	0.1%

The Copernicus Group, Inc.	North Carolina / Healthcare	Revolving Line of Credit — $500 Commitment (10.00%, due 10/08/2013)(4), (26)	150	41	148	0.0%
		Senior Secured Term Loan A (10.00%, due 10/08/2013)(3), (4)	5,450	4,841	5,367	0.6%
		Senior Subordinated Debt (10.00% plus 10.00% PIK, due 4/08/2014)	14,083	12,253	14,154	1.6%
		Preferred Stock — Series A (1,000,000 shares)		67	558	0.1%
		Preferred Stock — Series C (212,121 shares)		212	285	0.0%

				17,414	20,512	2.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
December 31, 2010 and June 30, 2010
(in thousands, except share data)

			December 31, 2010
						% of
			Principal		Fair	Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)
Deb Shops, Inc.(17)	Pennsylvania / Retail	Second Lien Debt (14.00% PIK, in non-accrual status effective 2/24/2009, due 10/23/2014)	$18,841	$14,606	$1,372	0.2%

				14,606	1,372	0.2%

Diamondback Operating, LP	Oklahoma / Oil & Gas Production	Net Profits Interest (15.00% payable on Equity distributions)(7)		—	191	0.0%

				—	191	0.0%

EXL Acquisition Corporation	South Carolina / Electronics	Revolving Line of Credit — $1,000 Commitment (7.75%, due 06/24/2015)(26), (27)		—	—	0.0%
		Senior Secured Term Loan A (7.75%, due 6/24/2015)(3), (4)	11,191	11,191	11,303	1.3%
		Senior Secured Term Loan B (12.00% plus 2.00% PIK, due 12/24/2015)(3)	11,797	11,797	11,839	1.3%
		Common Stock — Class A (2,475 shares)		437	469	0.1%
		Common Stock — Class B (25 shares)		252	5	0.0%

				23,677	23,616	2.6%

Fairchild Industrial Products, Co.	North Carolina / Electronics	Preferred Stock — Class A (285.1 shares)		377	694	0.1%
		Common Stock — Class B (28 shares)		211	411	0.0%

				588	1,105	0.1%

H&M Oil & Gas, LLC	Texas / Oil & Gas Production	Senior Secured Note (13.00% plus 3.00% PIK, past due)	60,019	60,019	42,959	4.8%
		Net Profits Interest (8.00% payable on Equity distributions)(7)		—	—	0.0%

				60,019	42,959	4.8%

Hoffmaster Group, Inc.	Wisconsin / Durable Consumer Products	Second Lien Term Loan (13.50%, due 6/2/2017)(3)	20,000	20,000	20,400	2.3%

				20,000	20,400	2.3%

Hudson Products Holdings, Inc.(17)	Texas / Manufacturing	Senior Secured Term Loan (8.50%, due 8/24/2015)(3), (4)	6,365	5,784	5,248	0.6%

				5,784	5,248	0.6%

ICON Health & Fitness, Inc.	Utah / Durable Consumer Products	Senior Secured Note (11.875%, due 10/15/2016) (3)	32,500	32,332	32,187	3.6%

				32,332	32,187	3.6%

IEC Systems LP (“IEC”) /Advanced Rig Services LLC (“ARS”)	Texas / Oilfield Fabrication	IEC Senior Secured Note (12.00% plus 3.00% PIK, due 11/20/2012)(3), (4)	17,033	17,033	17,033	1.9%
		ARS Senior Secured Note (12.00% plus 3.00% PIK, due 11/20/2012)(3), (4)	9,293	9,293	9,293	1.0%

				26,326	26,326	2.9%

Jordan Healthcare Holdings, Inc.	Texas / Healthcare	Senior Subordinated Debt (12.00% plus 2.50% PIK, due 6/23/2016)	15,310	15,310	15,300	1.7%

				15,310	15,300	1.7%

Label Corp Holdings, Inc.	Nebraska / Printing & Publishing	Senior Secured Term Loan (8.50%, due 8/08/2014)(3), (4)	5,764	5,255	5,385	0.6%

				5,255	5,385	0.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
December 31, 2010 and June 30, 2010
(in thousands, except share data)

			December 31, 2010
						% of
			Principal		Fair	Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

LHC Holdings Corp.(17)	Florida / Healthcare	Revolving Line of Credit — $750 Commitment (8.50%, due 6/30/2012)(26), (27)		$—	$—	0.0%
		Senior Secured Term Loan A (8.50%, due 6/30/2012)(3), (4)	$1,456	1,456	1,375	0.2%
		Senior Subordinated Debt (12.00% plus 2.50% PIK, due 5/31/2013)(3)	4,565	4,247	4,278	0.4%
		Membership Interest (125 units)		216	175	0.0%

				5,919	5,828	0.6%

Mac & Massey Holdings, LLC	Georgia / Food Products	Senior Subordinated Debt (10.00% plus 5.75% PIK, due 2/10/2013) (3)	8,928	7,785	8,928	1.1%
		Membership Interest (250 units)		133	561	0.0%

				7,918	9,489	1.1%

Maverick Healthcare, LLC	Arizona / Healthcare	Second Lien Debt (12.50% plus 3.50% PIK, due 4/30/2014)(3)	13,357	13,357	13,485	1.5%
		Preferred Units (1,250,000 units)		1,253	1,894	0.2%
		Common Units (1,250,000 units)		—	2,072	0.2%

				14,610	17,451	1.9%

Miller Petroleum, Inc.	Tennessee / Oil & Gas Production	Common Stock (616,304 shares) (14)		46	2,564	0.3%

				46	2,564	0.3%

Northwestern Management Services, LLC	Florida / Healthcare	Revolving Line of Credit — $1,500 Commitment (10.50%, due 7/30/2015)(26)	—	—	—	0.0%
		Senior Secured Term Loan A (10.50%, due 7/30/2015)(3), (4)	18,500	18,500	18,500	2.0%
		Common Stock (50 shares)		371	584	0.1%

				18,871	19,084	2.1%

Prince Mineral Company, Inc. (3)	New York / Metal Services and Minerals	Junior Secured Term Loan (9.00%, due 12/21/2012)(4)	11,075	11,075	11,075	1.2%
		Senior Subordinated Debt (13.00% plus 2.00%, due 7/21/2013)	12,385	1,693	12,385	1.4%

				12,768	23,460	2.6%

Progrexion Holdings, LLC(4)	Utah / Consumer Services	Revolving Line of Credit — $2,000 Commitment (11.0%, due 6/30/2011)	—	—	—	0.0%
		Senior Secured Term Loan (11.0%, due 12/31/2014) (3)	35,820	35,820	35,820	4.0%

				35,820	35,820	4.0%

R-O-M Corporation	Missouri / Automobile	Revolving Line of Credit — $1,750 Commitment (4.25%, due 2/08/2013)(26), (27)		—	—	0.0%
		Senior Secured Term Loan A (4.25%, due 2/08/2013)(3), (4)	3,840	3,426	3,751	0.4%
		Senior Secured Term Loan B (8.00%, due 5/08/2013)(3), (4)	7,208	7,208	7,159	0.8%
		Senior Subordinated Debt (12.00% plus 3.00% PIK due 8/08/2013)(3)	7,100	6,820	6,857	0.8%

				17,454	17,767	2.0%

Royal Adhesives & Sealants, LLC	Indiana / Chemicals	Senior Subordinated Unsecured Term Loan (12.00% plus 2.00% PIK due 11/29/2016)	25,026	25,026	25,026	2.8%

				25,026	25,026	2.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
December 31, 2010 and June 30, 2010
(in thousands, except share data)

			December 31, 2010
						% of
			Principal		Fair	Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)
Seaton Corp.	Illinois / Business Services	Subordinated Secured (12.50% plus 2.00% PIK, due 3/14/2014) (3), (4)	$12,359	$12,148	$12,358	1.4%

				12,148	12,358	1.4%

Shearer’s Foods, Inc.	Ohio / Food Products	Junior Secured Debt (12.00% plus 3.50% PIK, due 3/31/2016)(3)	35,809	35,809	37,599	4.1%
		Membership Interest in Mistral Chip Holdings, LLC (2,000 units)(18)		2,000	6,107	0.7%
		Membership Interest in Mistral Chip Holdings, LLC 2 (595 units)(18)		1,322	1,817	0.2%

				39,131	45,523	5.0%

Skillsoft Public Limited Company	Ireland / Software & Computer Services	Subordinated Unsecured (11.125%, due 06/01/2018)	15,000	14,905	15,000	1.7%

				14,905	15,000	1.7%

Snacks Holding Corporation	Minnesota / Food Products	Senior Subordinated Unsecured Term Loan (12.00% plus 1.00% PIK, due 11/12/2017)	15,021	14,482	14,814	1.6%
		Series A Preferred Stock (4,021.45 shares)	—	52	61	0.0%
		Series B Preferred Stock (1,866.10 shares)	—	52	61	0.0%
		Warrant (to purchase 31,196.52 voting common shares, expires 11/12/2020)		441	515	0.1%

				15,027	15,451	1.7%

SonicWALL, Inc.	California / Software & Computer Services	Subordinated Secured (12.00%, due 1/23/2017) (3), (4) )	23,000	22,980	23,000	2.5%

				22,980	23,000	2.5%

Stryker Energy, LLC	Ohio / Oil & Gas Production	Subordinated Secured Revolving Credit Facility (12.00% plus 3.00% PIK, due 12/01/2012)(3), (4)	30,183	30,034	27,863	3.1%
		Overriding Royalty Interests(19)		—	2,250	0.2%

				30,034	30,113	3.3%

Unitek(17)	Pennsylvania / Technical Services	Second Lien Debt (13.08%, due 12/31/2013)(3), (4)	11,500	11,401	11,500	1.2%

				11,401	11,500	1.2%

VPSI, Inc	Michigan / Transportation	First Lien Senior Secured Note (12.00%, due 12/23/2015)	18,333	18,333	18,333	2.0%

				18,333	18,333	2.0%

Wind River Resources Corp. and Wind River II Corp.	Utah / Oil & Gas Production	Senior Secured Note (13.00% plus 3.00% default interest on principal, 16.00% default interest on past due interest, in non-accrual status effective 12/01/2008, past due)(4)	15,000	15,000	6,955	0.7%
		Net Profits Interest (5.00% payable on Equity distributions)(7)		—	—	0.0%

				15,000	6,955	0.7%

		Total Non-control/Non-affiliate Investments (Level 3 Investments)		584,405	579,170	64.1%

		Total Level 3 Portfolio Investments		885,949	918,107	101.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
December 31, 2010 and June 30, 2010
(in thousands, except share data)

			December 31, 2010
						% of
			Principal		Fair	Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 1 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)
Allied Defense Group, Inc.	Virginia / Aerospace & Defense	Common Stock (10,000 shares)		$56	$34	0.0%

				56	34	0.0%

Dover Saddlery, Inc.	Massachusetts / Retail	Common Stock (30,974 shares)		63	80	0.0%

				63	80	0.0%

	Total Non-control/Non-affiliate Investments (Level 1 Investments)			119	114	0.0%

		Total Portfolio Investments		886,068	918,221	101.7%

SHORT TERM INVESTMENTS: Money Market Funds (Level 2 Investments)

Fidelity Institutional Money Market Funds — Government Portfolio (Class I)				125,023	125,023	13.8%
Fidelity Institutional Money Market Funds — Government Portfolio (Class I)(3)				7,170	7,170	0.8%
Victory Government Money Market Funds				1	1	0.0%

		Total Money Market Funds		132,194	132,194	14.6%

		Total Investments		1,018,262	1,050,415	116.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2010 and June 30, 2010
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
December 31, 2010 and June 30, 2010
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
December 31, 2010 and June 30, 2010
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
December 31, 2010 and June 30, 2010
(in thousands, except share data)

			June 30, 2010
						% of
			Principal		Fair	Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Affiliate Investments (5.00% to 24.99% voting control)

Smart, LLC(15)	New York / Diversified / Conglomerate Service	Membership Interest — Class B (1,218 units)		$—	$—	0.0%
		Membership Interest — Class D (1 unit)		—	—	0.0%

				—	—	0.0%

Sport Helmets Holdings, LLC(15)	New York / Personal & Nondurable Consumer Products	Revolving Line of Credit — $3,000 Commitment (4.54%, due 12/14/2013)(26), (27)		—	—	0.0%
		Senior Secured Term Loan A (4.54%, due 12/14/2013)(3), (4)	$3,025	1,658	2,993	0.4%
		Senior Secured Term Loan B (5.04%, due 12/14/2013)(3), (4)	7,388	5,161	6,432	0.9%
		Senior Subordinated Debt — Series A (12.00% plus 3.00% PIK, due 6/14/2014)(3)	7,325	5,857	6,734	0.9%
		Senior Subordinated Debt — Series B (10.00% plus 5.00% PIK, due 6/14/2014)(3)	1,357	952	1,160	0.2%
		Common Stock (20,554 shares)		408	1,912	0.3%

				14,036	19,231	2.7%

		Total Affiliate Investments		65,082	73,740	10.4%

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

ADAPCO, Inc.	Florida / Ecological	Common Stock (5,000 shares)		141	340	0.0%

				141	340	0.0%

Aircraft Fasteners International, LLC	California / Machinery	Revolving Line of Credit — $500 Commitment (9.50%, due 11/01/2012)(26), (27)		—	—	0.0%
		Senior Secured Term Loan (9.50%, due 11/01/2012)(3), (4)	4,565	4,565	4,248	0.6%
		Junior Secured Term Loan (12.00% plus 6.00% PIK, due 5/01/2013)(3)	5,134	5,134	4,807	0.7%
		Convertible Preferred Stock (32,500 units)		396	98	0.0%

				10,095	9,153	1.3%

American Gilsonite Company	Utah / Specialty Minerals	Senior Subordinated Note (12.00% plus 3.00% PIK, due 3/14/2013)(3)	14,783	14,783	14,931	2.1%
		Membership Interest in AGC/PEP, LLC (99.9999%)(16)		1,031	3,532	0.5%

				15,814	18,463	2.6%

Arrowhead General Insurance Agency, Inc.(17)	California / Insurance	Senior Secured Term Loan (8.50%, due 8/08/2012)	850	809	830	0.1%
		Junior Secured Term Loan (10.25% plus 2.50% PIK, due 2/08/2013)	6,179	5,002	5,122	0.7%

				5,811	5,952	0.8%

Caleel + Hayden, LLC (15)	Colorado / Personal & Nondurable Consumer Products	Membership Units (7,500 shares)		351	818	0.1%
		Options in Mineral Fusion Natural Brands, LLC (11,662 options)		—	—	0.0%

				351	818	0.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
December 31, 2010 and June 30, 2010
(in thousands, except share data)

			June 30, 2010
						% of
			Principal		Fair	Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)
Castro Cheese Company, Inc.	Texas / Food Products	Subordinated Secured Note (11.00% plus 2.00% PIK, due 2/28/2013)(3)	$7,692	$7,597	$7,769	1.1%

				7,597	7,769	1.1%

The Copernicus Group, Inc.	North Carolina / Healthcare	Revolving Line of Credit — $500 Commitment (10.00%, due 10/08/2013)(4), (26)	150	22	150	0.0%
		Senior Secured Term Loan A (10.00%, due 10/08/2013)(3), (4)	5,850	5,058	5,416	0.8%
		Senior Subordinated Debt (10.00% plus 10.00% PIK, due 4/08/2014)	13,390	11,421	12,677	1.8%
		Preferred Stock — Series A (1,000,000 shares)		67	104	0.0%
		Preferred Stock — Series C (212,121 shares)		212	246	0.0%

				16,780	18,593	2.6%

Deb Shops, Inc.(17)	Pennsylvania / Retail	Second Lien Debt (14.00% PIK, in non-accrual status effective 2/24/2009, due 10/23/2014)	17,562	14,606	2,051	0.3%

				14,606	2,051	0.3%

Diamondback Operating, LP	Oklahoma / Oil & Gas Production	Net Profits Interest (15.00% payable on Equity distributions)(7)		—	193	0.0%

				—	193	0.0%

EXL Acquisition Corporation.	South Carolina / Electronics	Revolving Line of Credit — $1,000 Commitment (7.75%, due 06/24/2015)(26), (27)		—	—	0.0%
		Senior Secured Term Loan A (7.75%, due 6/24/2015)(3), (4)	12,250	12,250	12,250	1.7%
		Senior Secured Term Loan B (12.00% plus 2.00% PIK, due 12/24/2015)(3)	12,250	12,250	12,250	1.7%
		Common Stock — Class A (2,475 shares)		437	363	0.1%
		Common Stock — Class B (25 shares)		252	103	0.0%

				25,189	24,966	3.5%

Fairchild Industrial Products, Co.(2)	North Carolina / Electronics	Preferred Stock — Class A (285.1 shares)		377	435	0.1%
		Common Stock — Class B (28 shares)		211	228	0.0%

				588	663	0.1%

H&M Oil & Gas, LLC	Texas / Oil & Gas Production	Senior Secured Note (13.00% plus 3.00% PIK, due 9/30/2010)	59,107	59,107	48,867	6.9%
		Net Profits Interest (8.00% payable on Equity distributions)(7)		—	827	0.1%

				59,107	49,694	7.0%

Hoffmaster Group, Inc.	Wisconsin / Durable Consumer Products	Second Lien Term Loan (13.50%, due 6/2/2017)(3)	20,000	20,000	20,000	2.8%

				20,000	20,000	2.8%

Hudson Products Holdings, Inc.(17)	Texas / Manufacturing	Senior Secured Term Loan (8.00%, due 8/24/2015)(3), (4)	6,365	5,734	5,314	0.7%

				5,734	5,314	0.7%

IEC Systems LP (“IEC”) / Advanced Rig Services LLC (“ARS”)	Texas / Oilfield Fabrication	IEC Senior Secured Note (12.00% plus 3.00% PIK, due 11/20/2012)(3), (4)	19,008	19,008	19,008	2.7%
		ARS Senior Secured Note (12.00% plus 3.00% PIK, due 11/20/2012)(3), (4)	11,421	11,421	11,421	1.6%

				30,429	30,429	4.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
December 31, 2010 and June 30, 2010
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
December 31, 2010 and June 30, 2010
(in thousands, except share data)

			June 30, 2010
						% of
			Principal		Fair	Net
Portfolio Company	Locale / Industry	Investments(1)	Value	Cost	Value(2)	Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)
Regional Management Corporation.	South Carolina / Financial Services	Second Lien Debt (12.00% plus 2.00% PIK, due 6/29/2012)(3)	$25,814	$25,814	$25,592	3.6%

				25,814	25,592	3.6%

Roll Coater Acquisition Corp	Indiana / Metal Services and Minerals	Subordinated Secured Debt (10.25%, due 9/30/2010)	6,268	6,102	6,082	0.9%

				6,102	6,082	0.9%

R-O-M Corporation	Missouri / Automobile	Revolving Line of Credit — $1,750 Commitment (4.50%, due 2/08/2013)(26), (27)		—	—	0.0%
		Senior Secured Term Loan A (4.50%, due 2/08/2013)(3), (4)	4,640	4,025	4,571	0.6%
		Senior Secured Term Loan B (8.00%, due 5/08/2013)(3), (4)	7,251	7,251	7,078	1.0%
		Senior Subordinated Debt (12.00% plus 3.00% PIK due 8/08/2013)(3)	7,118	6,799	6,392	0.9%

				18,075	18,041	2.5%

Seaton Corp	Illinois / Business Services	Subordinated Secured (12.50% plus 2.00% PIK, due 3/14/2011)	12,296	12,060	12,132	1.7%

				12,060	12,132	1.7%

Shearer’s Foods, Inc.	Ohio / Food Products	Junior Secured Debt (12.00% plus 3.00% PIK, due 3/31/2016)(3)	35,266	35,266	36,119	5.1%
		Membership Interest in Mistral Chip Holdings, LLC (2,000 units)(18)		2,560	6,136	0.9%
		Membership Interest in Mistral Chip Holdings, LLC 2 (595 units)(18)		762	1,825	0.2%

				38,588	44,080	6.2%

Skillsoft Public Limited Company	Ireland / Prepackaged Software	Subordinated Unsecured (11.125%, due 06/01/2018)	15,000	14,903	15,000	2.2%

				14,903	15,000	2.2%

Stryker Energy, LLC	Ohio / Oil & Gas Production	Subordinated Secured Revolving Credit Facility (12.00%, due 12/01/2012)(3), (4)	29,724	29,507	29,624	4.2%
		Overriding Royalty Interests(19)		—	2,768	0.4%

				29,507	32,392	4.6%

TriZetto Group(17)	California / Healthcare	Subordinated Unsecured Note (12.00% plus 1.50% PIK, due 10/01/2016)(3)	15,434	15,306	15,895	2.2%

				15,306	15,895	2.2%

Unitek(17)	Pennsylvania / Technical Services	Second Lien Debt (13.08%, due 12/31/2013)(3), (4)	11,500	11,387	11,615	1.7%

				11,387	11,615	1.7%

Wind River Resources Corp. and Wind River II Corp.	Utah / Oil & Gas Production	Senior Secured Note (13.00% plus 3.00% default interest, in non-accrual status effective 12/01/2008, due 7/31/2010)(4)	15,000	15,000	8,779	1.2%
		Net Profits Interest (5.00% payable on Equity distributions)(7)		—	—	0.0%

				15,000	8,779	1.2%

	Total Non-control/Non-affiliate Investments (Level 3 Investments)			476,441	477,417	67.1%

		Total Level 3 Portfolio Investments		727,243	747,115	105.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
December 31, 2010 and June 30, 2010
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
December 31, 2010 and June 30, 2010
(in thousands, except share data)
Endnote Explanations for the Consolidated Schedule of Investments as of December 31, 2010 and June 30, 2010

(1)
The securities in which Prospect Capital Corporation (“we”, “us” or “our”) has invested were acquired in transactions that were exempt from registration under the Securities Act of 1933, as amended, or the “Securities Act.” These securities may be resold only in transactions that are exempt from registration under the Securities Act.

(2)
Fair value is determined by or under the direction of our Board of Directors. As of December 31, 2010, two of our portfolio investments, Allied Defense Group, Inc. (“Allied”) and Dover Saddlery, Inc. (“Dover”) were publically traded and classified as Level 1 within the valuation hierarchy established by Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”). As of June 30, 2010, three of our portfolio investments, Allied, Dover and LyondellBasel Industries N.V., were publically traded and classified as Level 1 within the valuation hierarchy established by ASC 820. As of December 31, 2010 and June 30, 2010, the fair value of our remaining portfolio investments was determined using significant unobservable inputs. ASC 820 classifies such inputs used to measure fair value as Level 3 within the valuation hierarchy. Our investments in money market funds are classified as Level 2. See Note 2 and Note 4 within the accompanying consolidated financial statements for further discussion.

(3)
Security, or portion thereof, is pledged as collateral for the revolving credit facility (See Note 5). The market values of these investments at December 31, 2010 and June 30, 2010 were $607,021 and $512,244, respectively; they represent 57.8% and 62.7% of total investments at fair value, respectively. Prospect Capital Funding, LLC (See Note 1), our wholly-owned subsidiary, holds an aggregate market value of $546,425 and $451,648 of these investments as of December 31, 2010 and June 30, 2010, respectively.

(4)	Security, or portion thereof, has a floating interest rate. Stated interest rate was in effect at December 31, 2010 and June 30, 2010.

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

On March 11, 2009, we foreclosed on the assets formerly held by CCEI and Biochips with a successful credit bid of $6,000 to acquire the assets. As a result of the foreclosure our direct ownership in CCEI increased to 3,265 shares of common stock. The assets were subsequently assigned to DEPC. WECO, CCEI and

Biochips are joint borrowers on the term note issued to Prospect Capital. Effective July 1, 2008, this loan was placed on non-accrual status. Biochips, WECO, CCEI, Precision and WEHI currently have no material operations and no significant assets. As of June 30, 2009, our Board of Directors assessed a fair value of $0 for all of these equity positions and the loan position. We determined that the impairment of both CCEI and CCEHI as of June 30, 2009 was other than temporary and recorded a realized loss for the amount that the amortized cost exceeds the fair value at June 30, 2009. Our Board of Directors set value at zero for the CCEHI investment as of December 31, 2010 and June 30, 2010.

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

On October 21, 2009, Coalbed LLC foreclosed on the loan formerly made to Conquest. On January 19, 2010, as part of the Manx rollup, the Coalbed LLC assets and loan was assigned to Manx, the holding company. As of December 31, 2010, our Board of Directors assessed a fair value of $975 for the loan position in Coalbed LLC, a decrease of $439 from the fair value as of June 30, 2010.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
December 31, 2010 and June 30, 2010
(in thousands, except share data)
Endnote Explanations for the Consolidated Schedule of Investments as of December 31, 2010 and June 30, 2010 (Continued)

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

At December 31, 2010 and at June 30, 2010, Yatesville owned 100% of the membership interest of North Fork. In addition, Yatesville held a $9,325 note receivable from North Fork as of those two respective dates.

At December 31, 2010 and at June 30, 2010, we owned 96% and 87%, respectively, of the common stock of Genesis and held a note receivable of $20,897 as of those two respective dates.

Yatesville held a note receivable of $4,261 from Unity at December 31, 2010 and at June 30, 2010.

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

Yatesville currently has no material operations. During the quarter ended December 31, 2009, our Board of Directors determined that the impairment of Yatesville was other than temporary and we recorded a realized loss for the amount that the amortized cost exceeds the fair value. Our Board of Directors set the value of the remaining Yatesville investment at zero and $808 as of December 31, 2010 and June 30, 2010, respectively.

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

(13)	On a fully diluted basis represents 10.00% of voting common shares.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
December 31, 2010 and June 30, 2010
(in thousands, except share data)
Endnote Explanations for the Consolidated Schedule of Investments as of December 31, 2010 and June 30, 2010 (Continued)

(14)
Total common shares outstanding of 38,281,253 as of December 7, 2010 from Miller Petroleum, Inc.’s (“Miller”) Quarterly Report on Form 10-Q filed on December 10, 2010. Total common shares outstanding of 33,389,383 as of July 22, 2010 from Miller’s Annual Report on Form 10-K filed on July 28, 2010 as applicable to our June 30, 2010 reporting date.

(15)	A portion of the positions listed were issued by an affiliate of the portfolio company.

(16)
We own 99.9999% of AGC/PEP, LLC. AGC/PEP, LLC owns 2,037.65 out of a total of 83,818.69 shares (including 5,111 vested and unvested management options) of American Gilsonite Holding Company which owns 100% of American Gilsonite Company.

(17)	Syndicated investment which had been originated by another financial institution and broadly distributed.

(18)
At December 31, 2010 and June 30, 2010, Mistral Chip Holdings, LLC owns 44,800 shares of Chip Holdings, Inc. and Mistral Chip Holdings 2, LLC owns 11,975 shares in Chip Holdings, Inc. Chip Holdings, Inc. is the parent company of Shearer’s Foods, Inc. and has 67,936 shares outstanding before adjusting for management options.

(19)	The overriding royalty interests held receive payments at the stated rates based upon operations of the borrower.

(20)
On December 31, 2009, we sold our investment in Aylward Enterprises, LLC. AWCNC, LLC is the remaining holding company with zero assets. Our remaining outstanding debt after the sale was written off on December 31, 2009 and no value has been assigned to the equity position as of December 31, 2010 and June 30, 2010.

(21)	We own 100% of Freedom Marine Holding, Inc., which owns 82.94% of the common units of Freedom Marine Services LLC.

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

(24)
On January 1, 2010, we restructured our senior secured and bridge loans investment in Iron Horse Coiled Tubing, Inc. (“Iron Horse”) and we reorganized Iron Horse’s management structure. The senior secured loan and bridge loan were replaced with three new tranches of senior secured debt. From June 30, 2009 to December 31, 2010, our total ownership of Iron Horse decreased from 80.0% to 70.4%, respectively, and we will continue to transfer ownership interests to Iron Horse’s management as they repay our outstanding debt.

As of December 31, 2010 and June 30, 2010, our Board of Directors assessed a fair value in Iron Horse of $18,993 and $12,054, respectively.

(25)	We own 2,800,000 units in Class A Membership Interests and 372,094 units in Class A-1 Membership Interests.

(26)
Undrawn committed revolvers incur a 0.50% commitment fee. As of December 31, 2010 and June 30, 2010, we have $11,507 and $10,382 of undrawn revolver commitments to our portfolio companies, respectively.

(27)
Stated interest rates are based on December 31, 2010 and June 30, 2010 one month LIBOR rates plus applicable spreads based on the respective credit agreements. Interest rates are subject to change based on actual elections by the borrower for a LIBOR rate contract or Base Rate contract when drawing on the revolver.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
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

3)	the audit committee of our Board of Directors reviews and discusses the preliminary valuation by our Investment Adviser within the valuation range presented by the independent valuation firm; and

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
In April 2009, the FASB issued ASC Subtopic 820-10-65, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“ASC 820-10”). This update provides further clarification for ASC 820 in markets that are not active and provides additional guidance for determining when the volume of trading level of activity for an asset or liability has significantly decreased and for identifying circumstances that indicate a transaction is not orderly. ASC 820-10-65 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of ASC 820-10-65 for the three and six months ended December 31, 2010 and 2009, did not have any effect on our net asset value, financial position or results of operations as there was no change to the fair value measurement principles set forth in ASC 820.
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

Senior Convertible Notes
We have recorded the Senior Convertible Notes (See Note 6) at their contractual amounts. The Senior Convertible Notes were analyzed for any features that would require its accounting to be bifurcated and they were determined to be immaterial.
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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will not be collected in accordance with the terms of the investment. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, are likely to remain current.
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
We adopted FASB ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Adoption of ASC 740 was applied to all open tax years as of July 1, 2007. The adoption of ASC 740 did not have an effect on our net asset value, financial condition or results of operations as there was no liability for unrecognized tax benefits and no change to our beginning net asset value. As of December 31, 2010 and for the three and six months then ended, we did not have a liability for any unrecognized tax benefits. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

Dividends and Distributions
Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a monthly dividend or distribution is approved by our Board of Directors quarterly and is generally based upon our management’s estimate of our earnings for the quarter. Net realized capital gains, if any, are distributed at least annually.
Financing Costs
We record origination expenses related to our credit facility and the Senior Convertible Notes as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method for our revolving credit facility and the effective interest method for our Senior Convertible Notes, over the respective stated life.
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
Per Share Information
Net increase or decrease in net assets resulting from operations per common share are calculated using the weighted average number of common shares outstanding for the period presented. In accordance with ASC 946, Financial Services — Investment Companies, convertible securities are not considered in the calculation of net assets per share.
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
In June 2009, the FASB issued ASC 810, Consolidation (“ASC 810”). ASC 810 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in ASC 860, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. ASC 810 is effective as of the beginning of our first annual reporting period that begins after November 15, 2009. The adoption of this standard had no effect on our results of operation or our financial position.

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
In December 2010, the FASB issued Accounting Standards Update 2010-29, Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASM Emerging Issues Task Force (“ASU 2010-29”). ASU 2010-29 addresses diversity in practice about the interpretation of pro forma revenue and earnings disclosure requirements for business combinations. The amended guidance in ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior reporting period only. This standard also expands the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in ASU 2010-29 are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. We do not believe that the adoption of the amended guidance in ASU 2010-29 will have a significant effect on our financial statements
Note 3. Patriot Acquisition
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

The merger has been accounted for as an acquisition of Patriot by Prospect Capital Corporation (“Prospect”) in accordance with acquisition method of accounting as detailed in ASC 805, Business Combinations (“ASC 805”). The fair value of the consideration paid was allocated to the assets acquired and liabilities assumed based on their fair values as the date of acquisition. As described in more detail in ASC 805, goodwill, if any, would have been recognized as of the acquisition date, if the consideration transferred exceeded the fair value of identifiable net assets acquired. As of the acquisition date, the fair value of the identifiable net assets acquired exceeded the fair value of the consideration transferred, and we recognized the excess as a gain. A preliminary gain of $5,714 was recorded by Prospect in the quarter ended December 31, 2009 related to the acquisition of Patriot, which was revised in the fourth quarter of Fiscal 2010 to $7,708, when we settled severance accruals related to certain members of Patriot’s top management and finalized during the first quarter of Fiscal 2011, to $8,632, when we settled the remaining severance accruals related to the last two members of Patriot’s top management. Under ASC 805, the adjustments to our preliminary estimate were reflected in the three months ended December 31, 2009 (See Note 13). The acquisition of Patriot was negotiated in July 2009 with the purchase agreement being signed on August 3, 2009. Between July 2009 and December 2, 2009, our valuation of certain of the investments acquired from Patriot increased due to market improvement, which resulted in the recognition of the gain at closing.
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

The following unaudited pro forma condensed combined financial information does not purport to be indicative of actual financial position or results of our operations had the Patriot acquisition actually been consummated as of July 1, 2009. Certain one-time charges have been eliminated. The pro forma adjustments reflecting the allocation of the purchase price of Patriot and the gain of $8,632 recognized on the Patriot Acquisition have been eliminated. Management has realized net operating synergies from this transaction. The pro forma condensed combined financial information does not reflect the potential impact of these synergies and does not reflect any impact of additional accretion which would have been recognized on the transaction, except for that which was recorded after the transaction was consummated on December 2, 2009

	For the Three Months Ended	For the Six Months Ended
	December 31, 2009	December 31, 2009
Total Investment Income	$28.449	$58,017
Net Investment Income	11,431	24,934
Net Decrease in Net Assets Resulting from Operations	(22,320)	(33,396)
Net Decrease in Net Assets Resulting from Operations per share	$(0.34)	$(0.54)
Note 4. Portfolio Investments
At December 31, 2010, we had invested in 58 long-term portfolio investments, which had an amortized cost of $886,068 and a fair value of $918,221 and at June 30, 2010, we had invested in 58 long-term portfolio investments, which had an amortized cost of $728,759 and a fair value of $748,483.
As of December 31, 2010, we own controlling interests in AIRMALL USA, Inc., Ajax Rolled Ring & Machine, Inc., AWCNC, LLC, Borga, Inc. (“Borga”), C&J Cladding, LLC, Change Clean Energy Holdings, Inc., Fischbein, LLC, Freedom Marine Services LLC (“Freedom Marine”), Gas Solutions Holdings, Inc. (“GSHI”), Integrated Contract Services, Inc. (“ICS”), Iron Horse Coiled Tubing, Inc. (“Iron Horse”), Manx Energy, Inc. (“Manx”), NRG Manufacturing, Inc., Nupla Corporation (“Nupla”), R-V Industries, Inc. and Yatesville Coal Holdings, Inc. (“Yatesville”). We also own an affiliated interest in Biotronic NeuroNetwork, Boxercraft Incorporated, KTPS Holdings, LLC, Smart, LLC, and Sport Helmets Holdings, LLC.
The fair values of our portfolio investments as of December 31, 2010 disaggregated into the three levels of the ASC 820 valuation hierarchy are as follows:

		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Investments at fair value
Control investments	$—	$—	$264,228	$264,228
Affiliate investments	—	—	74,709	74,709
Non-control/Non-affiliate investments	114	—	579,170	579,284

	114	—	918,107	918,221
Investments in money market funds	—	132,194	—	132,194

Total assets reported at fair value	$114	$132,194	$918,107	$1,050,415

The aggregate values of Level 3 portfolio investments changed during the six months ended December 31, 2010 as follows:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
			Non-Control/
	Control	Affiliate	Non-Affiliate
	Investments	Investments	Investments	Total
Fair value as of June 30, 2010	$195,958	$73,740	$477,417	$747,115
Total realized (loss) gain, net	(803)	—	5,416	4,613
Change in unrealized (depreciation) appreciation	17,893	236	(4,460)	13,669	(1)

Net realized and unrealized gain (loss)	17,090	236	956	18,282
Purchases of portfolio investments	58,198	1,329	207,142	266,669
Payment-in-kind interest	1,639	718	3,660	6,017
Accretion of purchase discount	66	1,276	4,618	5,960
Repayments and sales of portfolio investments	(8,723)	(2,590)	(114,623)	(125,936)
Transfers within Level 3	—	—	—	—
Transfers in (out) of Level 3	—	—	—	—

Fair value as of December 31, 2010	$264,228	$74,709	$579,170	$918,107

(1)	Relates to assets held at December 31, 2010
The aggregate values of Level 3 portfolio investments changed during the six months ended December 31, 2009 as follows:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
			Non-Control/
	Control	Affiliate	Non-Affiliate
	Investments	Investments	Investments	Total
Fair value as of June 30, 2009	$206,332	$32,254	$308,582	$547,168
Total realized loss	(51,229)	—	—	(51,229)
Change in unrealized appreciation (depreciation)	7,390	(283)	(7,209)	(102	)(1)

	(43,839)	(283)	(7,209)	(51,331)
Assets acquired in the Patriot acquisition	10,534	36,400	160,073	207,007
Purchases of portfolio investments	5,854	—	1,467	7,321
Payment-in-kind interest	725	193	1,141	2,059
Accretion of purchase discount	3,343	281	3,046	6,670
Repayments and sales of portfolio investments	(8,733)	(2,516)	(59,628)	(70,877)
Transfers within Level 3	17,682	150	(17,832)	—
Transfers in (out) of Level 3	—	—	—	—

Fair value as of December 31, 2009	$191,898	$66,479	$389,640	$648,017

(1)	Relates to assets held at December 31, 2009
At December 31, 2010, eight loan investments were on non-accrual status: Borga, Deb Shops, Inc. (“Deb Shops”), Freedom Marine, ICS, Nupla, Manx, Wind River Resources Corp. and Wind River II Corp. (“Wind River”), and Yatesville. At June 30, 2010, nine loan investments were also on non-accrual status: Borga, Deb Shops, ICS, Iron Horse, Nupla, Manx, Sidump’r Trailer Company, Inc., Wind River and Yatesville. The loan principal of these loans amounted to $88,834 and $163,653 as of December 31, 2010 and June 30, 2010, respectively. The fair values of these investments represent approximately 2.3% and 5.6% of our net assets as of December 31, 2010 and June 30, 2010, respectively. For the three months ended December 31, 2010 and December 31, 2009, the income foregone as a result of not accruing interest on non-accrual debt investments amounted to $3,495 and $8,052, respectively. For the six months ended December 31, 2010 and December 31, 2009, the income foregone as a result of not accruing interest on non-accrual debt investments amounted to $6,568 and $12,510, respectively. At December 31, 2010, we held one asset on accrual status for which the payment of interest was past-due more than 90 days, H&M Oil and Gas, LLC. The principal balance of this loan is $60,019 and the accrued interest receivable is $3,952 at December 31, 2010. The past due interest of $3,952 was collected in full on January 18, 2011. We expect full repayment of principal and interest on this loan.

GSHI has indemnified us against any legal action arising from its investment in Gas Solutions, LP. We have incurred approximately $2,093 from the inception of the investment in GSHI through December 31, 2009 for fees associated with a legal action, and GSHI has reimbursed us for the entire amount. There were no such legal fees incurred or reimbursed for the three and six months ended December 31, 2010 and December 31, 2009. Additionally, certain other expenses incurred by us which are attributable to GSHI have been reimbursed by GSHI and are reflected as dividend income: control investments in the Consolidated Statements of Operations. For the three months ended December 31, 2010 and December 31, 2009, such reimbursements totaled as $2,100 and $800, respectively. For the six months ended December 31, 2010 and December 31, 2009, such reimbursements totaled as $3,850 and $2,031, respectively.
On December 3, 2010, we exercised our warrants in Miller Petroleum, Inc (“Miller”) and received 2,013,814 shares of Miller common stock. On December 27, 2010, we sold 1,397,510 these shares at $3.95 net proceeds per share, realizing a gain of $5,415. The remaining 616,304 shares of Miller common stock were sold on January 10, 2010.
During the three months ended December 31, 2009, we discontinued operations at Yatesville. As of December 31, 2009, consistent with the decision to discontinue operations, we determined that the impairment of Yatesville was other-than-temporary and recorded a realized loss of $51,228 for the amount that the amortized cost exceeded the fair market value. As of December 31, 2010 and June 30, 2010, Yatesville is valued at zero and $808, respectively.
The original cost basis of debt placements and equity securities acquired, including follow-on investments for existing portfolio companies, totaled $138,070 and $210,438 during the three months ended December 31, 2010 and December 31, 2009, respectively. These placements and acquisitions totaled $275,867 and $216,506 during the six months ended December 31, 2010 and December 31, 2009, respectively. The $210,438 and $216,506 for the three and six months ended December 31, 2009, respectively, include $207,126 of portfolio investments acquired from Patriot. Debt repayments and sales of equity securities with a cost basis of $62,915 and $45,494 were received during the three months ended December 31, 2010 and December 31, 2009, respectively. These repayments and sales amounted to $131,063 and $69,735 during the six months ended December 31, 2010 and December 31, 2009, respectively.
During the three and six months ended December 31, 2010, we recognized $1,305 and $5,353, respectively, of interest income due to purchase discount accretion from the assets acquired from Patriot. Included in the $5,353 for the six months ended December 31, 2010, is $1,116 of accelerated accretion resulting from the repayment of Impact Products, LLC. We also recapitalized our debt investment in Northwestern Management Services, LLC. The $20,000 loan was issued at market terms comparable to other industry transactions. In accordance with ASC 320-20-35 the cost basis of the new loan was recorded at par value, which precipitated the acceleration of $1,612 of original purchase discount from the loan repayment which was recognized as interest income. There was no accelerated accretion recorded during the quarter ended December 31, 2010.
During the period from the acquisition of Patriot on December 2, 2009 to December 31, 2009, we recognized $7,495 of interest income from the assets acquired from Patriot. Included in this amount is $4,560 resulting from the acceleration of purchase discounts from the early repayments of three loans, three revolving lines of credit and the sale of one investment position.
Note 5. Revolving Credit Agreements
On June 6, 2007, we closed on a $200,000 three-year revolving credit facility (as amended on December 31, 2007) with Rabobank Nederland (“Rabobank”) as administrative agent and sole lead arranger (the “Rabobank Facility”).
On June 25, 2009, we completed a first closing on an expanded $250,000 revolving credit facility. The new Syndicated Facility, which had $175,000 total commitments as of June 30, 2009, included an accordion feature which allows the Syndicated Facility to accept up to an aggregate total of $250,000 of commitments for which we solicited additional commitments from other lenders for an additional $35,000 raising the commitments to $210,000. The revolving period ended on June 11, 2010, when we closed on our expanded revolving credit facility. On June 11, 2010, we closed an extension and expansion of our revolving credit facility with a syndicate of lenders (the “Syndicated Facility”). The lenders have extended commitments of $285,000 under the Syndicated Facility as of December 31, 2010. The Syndicated Facility includes an accordion feature which allows the facility to be increased to up to $400,000 of commitments in the aggregate to the extent additional or existing lenders commit to increase the commitments (See Note 14.). We will seek to add additional lenders in order to reach the maximum size; although no assurance can be given we will be able to do so. As we make additional investments which are eligible to be pledged under the Syndicated Facility, we will generate additional availability to the extent such investments are eligible to be placed into the borrowing base. The revolving period of the Syndicated Facility extends through June 2012, with an additional one year amortization period (with distributions allowed) after the completion of the revolving period. During such one year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one year amortization period, the remaining balance will become due if required by the lenders.

The Syndicated Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The Syndicated Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Syndicated Facility. The Syndicated Facility also requires the maintenance of a minimum liquidity requirement. At December 31, 2010, we were in compliance with the applicable covenants.
Interest on borrowings under the Syndicated Facility is one-month LIBOR plus 325 basis points, subject to a minimum Libor floor of 100 basis points. Additionally, the lenders charge a fee on the unused portion of the Syndicated Facility equal to either 75 basis points if at least half of the credit facility is used or 100 basis points otherwise. The Syndicated Facility requires us to pledge assets as collateral in order to borrow under the credit facility. As of December 31, 2010 and June 30, 2010, we had $242,890 and $180,678 available to us for borrowing under our Syndicated Facility, of which zero and $100,300 was outstanding, respectively. As we make additional investments which are eligible to be pledged under the Syndicated Facility, we will generate additional availability to the extent such investments are eligible to be placed into the borrowing base. At December 31, 2010, the investments used as collateral for the Syndicated Facility had an aggregate market value of $607,021, which represents 67.2% of net assets. Prospect Capital Funding, LLC, our wholly-owned subsidiary, holds $546,425 of these investments at market value as of December 31, 2010. The release of any assets from Prospect Capital Funding, LLC requires the approval of Rabobank as facility agent.
In connection with the origination and amendments of the Syndicated Facility, we incurred $9,390 of fees, including $3,224 of fees carried over from the previous facility, which are being amortized over the term of the facility in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $7,079 remains to be amortized.
Note 6. Senior Convertible Notes
On December 21, 2010, we issued $150,000 in aggregate principal amount of our 6.25% senior convertible notes due 2015 (“Senior Convertible Notes”) for net proceeds following underwriting expenses of approximately $145,200. Interest on the Senior Convertible Notes is paid semi-annually in arrears on June 15 and December 15, at a rate of 6.25% per year, commencing June 15, 2011. The Senior Convertible Notes mature on December 15, 2015 unless converted earlier. The Senior Convertible Notes are convertible into shares of Common Stock at an initial conversion rate and conversion rate at December 31, 2010 of 88.0902 shares of Common Stock per $1,000 principal amount of Senior Convertible Notes, which is equivalent to a conversion price of approximately $11.352 per share of Common Stock, subject to adjustment in certain circumstances. The conversion rate for the Senior Convertible Notes will be increased if monthly cash dividends paid to common shares exceed the rate of $0.101125 cents per share, subject to adjustment.
In no event will the total number of shares of common stock issuable upon conversion exceed 96.8992 per $1,000 principal amount of the Senior Convertible Notes (the “conversion rate cap”), except that, to the extent we receive written guidance or a no-action letter from the staff of the Securities and Exchange Commission (the “Guidance”) permitting us to adjust the conversion rate in certain instances without regard to the conversion rate cap and to make the Senior Convertible Notes convertible into certain reference property in accordance with certain reclassifications, business combinations, asset sales and corporate events by us without regard to the conversion rate cap, we will make such adjustments without regard to the conversion rate cap and will also, to the extent that we make any such adjustment without regard to the conversion rate cap pursuant to the Guidance, adjust the conversion rate cap accordingly. We will use our commercially reasonable efforts to obtain such Guidance as promptly as practicable.
Prior to obtaining the Guidance, we will not engage in certain transactions that would result in an adjustment to the conversion rate increasing the conversion rate beyond what it would have been in the absence of such transaction unless we have engaged in a reverse stock split or share combination transaction such that in our reasonable best estimation, the conversion rate following the adjustment for such transaction will not be any closer to the conversion rate cap than it would have been in the absence of such transaction.
Upon conversion, unless a holder converts after a record date for an interest payment but prior to the corresponding interest payment date, the holder will receive a separate cash payment with respect to the Notes surrendered for conversion representing accrued and unpaid interest to, but not including the conversion date. Any such payment will be made on the settlement date applicable to the relevant conversion on the Senior Convertible Notes.

No holder of Senior Convertible Notes will be entitled to receive shares of our common stock upon conversion to the extent (but only to the extent) that such receipt would cause such converting holder to become, directly or indirectly, a beneficial owner (within the meaning of Section 13(d) of the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder) of more than 5.0% of the shares of our common stock outstanding at such time. The 5.0% limitation shall no longer apply following the effective date of any fundamental change. We will not issue any shares in connection with the conversion or redemption of the Notes which would equal or exceed 20% of the shares outstanding at the time of the transaction in accordance with NASDAQ rules.
Subject to certain exceptions, holders may require us to repurchase, for cash, all or part of their Notes upon a fundamental change at a price equal to 100% of the principal amount of the Notes being repurchased plus any accrued and unpaid interest up to, but excluding, the fundamental change repurchase date. In addition, upon a fundamental change that constitutes a non-stock change of control we will also pay holders an amount in cash equal to the present value of all remaining interest payments (without duplication of the foregoing amounts) on such Senior Convertible Notes through and including the maturity date.
In connection with the issuance of the Senior Convertible Notes, we incurred $5,045 of fees which are being amortized over the term of the facility in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $5,026 remains to be amortized.
For the period from December 21, 2010 (the date of issuance of the notes) to December 31, 2010, we recorded $280 of interest costs and amortization of financing costs as interest expense.
Note 7. Equity Offerings and Related Expenses
We issued 18,494,476 and 11,431,797 shares of our common stock during the six months ended December 31, 2010 and December 31, 2009, respectively. The proceeds raised, the related underwriting fees, the offering expenses and the prices at which these shares were issued are as follows:

	Number of	Gross
	Shares	Proceeds	Underwriting	Offering	Offering
Issuances of Common Stock	Issued	Raised	Fees	Expenses	Price

November 16, 2010 — December 15, 2010(1)	4,513,920	$45,147	$904	$333	$10.00
September 29, 2010 — November 3, 2010(2)	5,231,956	$51,597	$1,033	$163	$9.861
July 22, 2010 — September 28, 2010(3)	6,000,000	$58,403	$1,156	$103	$9.734
July 1, 2010 — July 21, 2010(4)	2,748,600	$26,799	$536	$—	$9.749
September 24, 2009 (5)	2,807,111	$25,264	$—	$840	$9.000
August 20, 2009 (5)	3,449,686	$29,322	$—	$117	$8.500
July 7, 2009	5,175,000	$46,575	$2,329	$200	$9.000

(1)
On November 10, 2010, we established a fourth at-the-market program through which we may sell, from time to time and at our sole discretion 9,750,000 shares of our common stock. Through this program we issued 4,513,920 shares of our common stock at an average price of $10.00 per share, raising $45,147 of gross proceeds, from November 16, 2010 through December 15, 2010.

(2)
On September 24, 2010, we established a third at-the-market program through which we sold 5,231,956 shares of our common stock at an average price of $9.86 per share, raising $51,597 of gross proceeds, from September 29, 2010 through November 3, 2010.

(3)
On July 19, 2010, we established a second at-the-market program through which we sold 6,000,000 shares of our common stock at an average price of $9.73 per share, raising $58,403 of gross proceeds, from July 22, 2010 through September 28, 2010.

(4)
On March 17, 2010, we established an at-the-market program through which we sold 8,000,000 shares of our common stock. Through this program we issued 2,748,600 shares of our common stock at an average price of $9.75 per share, raising $26,799 of gross proceeds, from July 1, 2010 through July 21, 2010.

(5)
Concurrent with the sale of these shares, we entered into a registration rights agreement in which we granted the purchasers certain registration rights with respect to the shares. We have filed with the SEC a post-effective amendment to the registration statement on Form N-2 which has been declared effective by the SEC.

Our shareholders’ equity accounts at December 31, 2010 and June 30, 2010 reflect cumulative shares issued as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, private offerings, the exercise of over-allotment options on the part of the underwriters and our dividend reinvestment plan. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
On December 2, 2009, we issued 8,444,068 shares of common stock to acquire Patriot. This transaction is described in further detail in Note 3.
On October 9, 2008, our Board of Directors approved a share repurchase plan under which we may repurchase up to $20,000 of our common stock at prices below our net asset value as reported in our financial statements published for the year ended June 30, 2008. We have not made any purchases of our common stock during the period from October 9, 2008 to December 31, 2010 pursuant to this plan.
On October 29, 2010, November 30, 2010 and December 31, 2010, we issued shares of our common stock in connection with the dividend reinvestment plan of 92,999, 87,941 and 89,603, respectively.
On November 8, 2010, we announced the declaration of monthly dividends in the following amounts and with the following dates:
•	$0.100875 per share for November 2010 to holders of record on November 30, 2010 with a payment date of December 31, 2010;

•	$0.101000 per share for December 2010 to holders of record on December 31, 2010 with a payment date of January 31, 2011; and

•	$0.101125 per share for January 2011 to holders of record on January 31, 2011 with a payment date of February 28, 2011.
Our Board of Directors, pursuant to the Maryland General Corporation Law, executed Articles of Amendment to increase the number of shares authorized for issuance from 100,000,000 to 200,000,000 in the aggregate. The amendment became effective August 31, 2010.
We have reserved 13,213,531 shares of our common stock for issuance upon conversion of the Senior Convertible Notes (See Note 6).
Note 8. Other Investment Income
Other investment income consists of structuring fees, overriding royalty interests, settlement of net profit interests, deal deposits, administrative agent fee, and other miscellaneous and sundry cash receipts. Income from such sources for the three and six months ended December 31, 2010 and December 31, 2009 were as follows:

	For The Three Months Ended		For The Six Months Ended
	December 31,		December 31,
Income Source	2010	2009	2010	2009

Gain on Patriot acquisition	$—	$8,632	$—	$8,632
Structuring and amendment fees	2,516	408	6,497	813
Overriding royalty interests	51	44	99	88
Administrative agent fee	—	8	68	23

Other Investment Income	$2,567	$9,092	$6,664	$9,556

Note 9. Net Increase (Decrease) in Net Assets per Common Share
The following information sets forth the computation of net increase (decrease) in net assets resulting from operations per common share for the three and six months ended December 31, 2010 and December 31, 2009, respectively.

	For The Three Months Ended		For The Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Net increase (decrease) in net assets resulting from operations	$31,940	$(14,520)	$57,520	$(20,898)
Weighted average common shares outstanding	84,091,152	57,613,489	79,134,173	53,709,197

Net increase (decrease) in net assets resulting from operations per common share	$0.38	$(0.25)	$0.73	$(0.39)

Note 10. Related Party Agreements and Transactions
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
The total base management fees incurred to the favor of the Investment Adviser for the three months ended December 31, 2010 and December 31, 2009 were $4,903, and $3,176, respectively. The fees incurred for the six months ended December 31, 2010 and December 31, 2008 were $9,179, and $6,385, respectively.
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
The second part of the incentive fee, the capital gains incentive fee, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.00% of our realized capital gains for the calendar year, if any, computed net of all realized capital losses and unrealized capital depreciation at the end of such year. In determining the capital gains incentive fee payable to the Investment Adviser, we calculate the aggregate realized capital gains, aggregate realized capital losses and aggregate unrealized capital depreciation, as applicable, with respect to each investment that has been in its portfolio. For the purpose of this calculation, an “investment” is defined as the total of all rights and claims which maybe asserted against a portfolio company arising from our participation in the debt, equity, and other financial instruments issued by that company. Aggregate realized capital gains, if any, equals the sum of the differences between the aggregate net sales price of each investment and the aggregate cost basis of such investment when sold or otherwise disposed. Aggregate realized capital losses equal the sum of the amounts by which the aggregate net sales price of each investment is less than the aggregate cost basis of such investment when sold or otherwise disposed. Aggregate unrealized capital depreciation equals the sum of the differences, if negative, between the aggregate valuation of each investment and the aggregate cost basis of such investment as of the applicable calendar year-end. At the end of the applicable calendar year, the amount of capital gains that serves as the basis for our calculation of the capital gains incentive fee involves netting aggregate realized capital gains against aggregate realized capital losses on a since-inception basis and then reducing this amount by the aggregate unrealized capital depreciation. If this number is positive, then the capital gains incentive fee payable is equal to 20.00% of such amount, less the aggregate amount of any capital gains incentive fees aid since inception.
For the three months ended December 31, 2010 and December 31, 2009, income incentive fees of $4,769 and $4,816, respectively, were incurred. For the six months ended December 31, 2010 and December 31, 2009, income incentive fees of $10,018 and $7,896, respectively, were incurred. No capital gains incentive fees were incurred for the three or six months ended December 31, 2010 and December 31, 2009.
Administration Agreement
We have also entered into an Administration Agreement with Prospect Administration, LLC (“Prospect Administration”) under which Prospect Administration, among other things, provides (or arranges for the provision of) administrative services and facilities for us. For providing these services, we reimburse Prospect Administration for our allocable portion of overhead incurred by Prospect Administration in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of our chief compliance officer and chief financial officer and his staff. For the three months ended December 31, 2010 and 2009, the reimbursement was approximately $840. For the six months ended December 31, 2010 and 2009, the reimbursement was approximately $1,640 and $1,680, respectively. Under this agreement, Prospect Administration furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Prospect Administration also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Prospect Administration assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, Prospect Administration also provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Prospect Administration is a wholly owned subsidiary of our Investment Adviser.
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
Managerial Assistance
As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We billed $360 and $215 of managerial assistance fees for the three months ended December 31, 2010 and June 30, 2010, respectively, of which $195 and $247 remains on the consolidated statement of assets and liabilities as of December 31, 2010, and June 30, 2010, respectively. We billed $613 and $431 of managerial assistance fees for the six months ended December 31, 2010 and June 30, 2010, respectively. These fees are paid to the Administrator when received. We simultaneously accrue a payable to the Administrator for the same amounts, which remain on the consolidated statements of assets and liabilities.
Note 11. Litigation
From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of these matters as they arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any such litigation as of December 31, 2010.

Note 12. Financial Highlights

	For The Three Months Ended		For The Six Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Per Share Data(1):
Net asset value at beginning of period	$10.24	$11.11	$10.30	$12.40
Net investment income	0.23	0.33	0.51	0.59
Net realized gain (loss)	0.05	(0.89)	0.06	(0.95)
Net unrealized appreciation (depreciation)	0.10	0.30	0.16	(0.02)
Net decrease in net assets as a result of public offerings	(0.06)	(0.01)	(0.16)	(0.79)
Net increase in net assets as a result of shares issued for Patriot acquisition	—	0.08	—	0.13
Dividends declared and paid	(0.31)	(0.82)	(0.62)	(1.26)

Net asset value at end of period	$10.25	$10.10	$10.25	$10.10

Per share market value at end of period	$10.80	$11.81	$10.80	$11.81
Total return based on market value(2)	14.34%	14.09%	18.62%	37.87%
Total return based on net asset value(2)	2.90%	(5.94%)	5.48%	(12.52%)
Shares outstanding at end of period	88,115,382	63,349,746	88,115,382	63,349,746
Average weighted shares outstanding for period	84,091,152	57,613,489	79,134,173	53,709,197

Ratio / Supplemental Data:
Net assets at end of period (in thousands)	$903,190	$639,810	$903,190	$639,810
Annualized ratio of operating expenses to average net assets	6.67%	8.01%	7.04%	7.43%
Annualized ratio of net operating income to average net assets	8.95%	12.39%	9.97%	10.55%

Note 12. Financial Highlights (continued)

	Year	Year	Year	Year	Year
	Ended	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,	June 30,
	2010	2009	2008	2007	2006
Per Share Data(1):
Net asset value at beginning of period	$12.40	$14.55	$15.04	$15.31	$14.59
Costs related to the initial public offering	—	—	—	—	0.01
Costs related to the secondary public offering	—	—	(0.07)	(0.06)	—
Net investment income	1.13	1.87	1.91	1.47	1.21
Realized (loss) gain	(0.87)	(1.24)	(0.69)	0.12	0.04
Net unrealized appreciation (depreciation)	0.07	0.48	(0.05)	(0.52)	0.58
Net (decrease) increase in net assets as a result of public offering	(0.85)	(2.11)	—	0.26	—
Net increase in net assets as a result of shares issued for Patriot acquisition	0.12	—	—	—	—
Dividends declared and paid	(1.70)	(1.15)	(1.59)	(1.54)	(1.12)

Net asset value at end of period	$10.30	$12.40	$14.55	$15.04	$15.31

Per share market value at end of period	$9.65	$9.20	$13.18	$17.47	$16.99
Total return based on market value(2)	17.66%	(18.60%)	(15.90%)	12.65%	44.90%
Total return based on net asset value(2)	(6.82%)	(0.61%)	7.84%	7.62%	12.76%
Shares outstanding at end of period	69,086,862	42,943,084	29,520,379	19,949,065	7,069,873
Average weighted shares outstanding for period	59,429,222	31,559,905	23,626,642	15,724,095	7,056,846

Ratio / Supplemental Data:
Net assets at end of period (in thousands)	$711,424	$532,596	$429,623	$300,048	$108,270
Annualized ratio of operating expenses to average net assets	7.54%	9.03%	9.62%	7.36%	8.19%
Annualized ratio of net investment income to average net assets	10.69%	13.14%	12.66%	9.71%	7.90%

(1)	Financial highlights are based on weighted average shares.

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

Note 13. Selected Quarterly Financial Data (Unaudited)

					Net Realized and		Net Increase (Decrease)
					Unrealized		in Net Assets from
	Investment Income		Net Investment Income		Gains (Losses)		Operations
Quarter Ended	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)
September 30, 2007	15,391	0.77	7,865	0.39	685	0.04	8,550	0.43
December 31, 2007	18,563	0.80	10,660	0.46	(14,346)	(0.62)	(3,686)	(0.16)
March 31, 2008	22,000	0.92	12,919	0.54	(14,178)	(0.59)	(1,259)	(0.05)
June 30, 2008	23,448	0.85	13,669	0.50	10,317	0.38	23,986	0.88

September 30, 2008(2)	35,799	1.21	23,502	0.80	(9,504)	(0.33)	13,998	0.47
December 31, 2008	22,213	0.75	11,960	0.40	(5,436)	(0.18)	6,524	0.22
March 31, 2009	20,669	0.69	11,720	0.39	3,611	0.12	15,331	0.51
June 30, 2009	21,800	0.59	11,981	0.32	(12,730)	(0.34)	(749)	(0.02)

September 30, 2009	21,517	0.43	12,318	0.25	(18,696)	(0.38)	(6,378)	(0.13)
December 31, 2009(3)	31,801	0.55	19,258	0.33	(33,778)	(0.59)	(14,520)	(0.25)
March 31, 2010	32,005	0.50	18,974	0.30	6,966	0.11	25,940	0.41
June 30, 2010	29,236	0.44	16,640	0.25	(2,057)	(0.03)	14,583	0.22

September 30, 2010	35,212	0.47	20,995	0.28	4,585	0.06	25,580	0.34
December 31, 2010	33,300	0.40	19,080	0.23	12,861	0.16	31,940	0.38

(1)	Per share amounts are calculated using weighted average shares during period.

(2)	Additional income for this quarter was driven by other investment income from the settlement of net profits interests on IEC Systems LP and Advanced Rig Services LLC for $12,576.

(3)	As adjusted for increase in gain from Patriot acquisition. See Note 3.
Note 14. Subsequent Events
On January 6, 2011, we made a senior secured term loan investment of $30,000 to support the acquisition of Progressive Logistics Services, LLC by a middle market private equity firm.
On January 10, 2011, we made a senior secured debt investment of $19,000 to support the acquisition of Endeavor House by Pinnacle Treatment Centers, Inc.
On January 10, 2011, we sold 616,304 shares of Miller common stock realizing $4.23 of net proceeds per share, realizing a gain of $2,561 on the sale.
On January 13, 2011, we amended our revolving credit facility. The amendment increases the accordion feature limit from $300,000 to $400,000 of commitments, of which $285,000 of commitments are currently in place. Other changes in the amendment increase our borrowing base with the investments currently pledged to the facility by reducing some concentration limits and allow us to pledge new assets to the facility on an expedited basis.
On January 21, 2011, we provided senior secured credit facilities of $28,200 to support the acquisition of Stauber Performance Ingredients, by ICV Partners. Through February 9, 2011, we have funded $26,450 of the commitment.
On January 24, 2011, Maverick Healthcare, LLC repaid the $13,122 loan receivable to us.
On January 31, 2011, we issued 84,155 shares of our common stock in connection with the dividend reinvestment plan.

On January 31, 2011, we made a senior secured term investment of $7,500 to support the recapitalization of Empire Today, LLC, which is the second largest independent provider of carpet and hard surface flooring to consumers in the residential replacement flooring industry.
On February 3, 2011, we made a senior secured debt investment of $22,000 to support the recapitalization of a pharmacy services company by a leading private equity firm. Through February 9, 2011, we have funded $20,500 of the commitment.
On February 4, 2011, we made a secured second-lien debt investment of $45,000 to support the refinancing of Clearwater Seafoods Limited Partnership, a leading premium seafood company based in Nova Scotia, Canada.
On February 8, 2011, we announced the declaration of monthly dividends in the following amounts and with the following dates:
•	$0.101150 per share for February 2011 to holders of record on February 28, 2011 with a payment date of March 31, 2011;

•	$0.101175 per share for March 2011 to holders of record on March 31, 2011 with a payment date of April 29, 2011;

•	$0.101200 per share for April 2011 to holders of record on April 29, 2011 with a payment date of May 31, 2011.
On February 9, 2011, we made a net follow-on investment of $2,967 in The Copernicus Group, Inc. that increased our total investment to $22,500.

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

The aggregate value of our portfolio investments was $918,221 and $748,483 as of December 31, 2010 and June 30, 2010, respectively. During the six months ended December 31, 2010, our net cost of investments increased by $157,309, or 21.6%, primarily as a result of our investment in ten new and seven follow-on investments of $275,867, while we received full repayment on eight investments, sold three investments and received several partial prepayments and revolver paydowns of $135,553. Several new investments that we anticipated closing prior to December 31, 2010 were delayed by the borrowers when the expiring tax breaks were extended. The closing of these loans has increased the level of activity during the current quarter ending March 31, 2011 as detailed in the Recent Developments, which follows.
Compared to the end of last fiscal year (ended June 30, 2010), net assets increased by $191,766 or 27.0% during the six months ended December 31, 2010, from $711,424 to $903,190. This increase resulted from the issuance of new shares of our common stock (less offering costs) in the amount of $177,718, dividend reinvestments of $5,280, and another $57,520 from operations. These increases, in turn, were offset by $48,752 in dividend distributions to our stockholders. The $57,520 increase in net assets resulting from operations is net of the following: net investment income of $40,075, net realized gain on investments of $5,016, and an increase in net assets due to changes in net unrealized appreciation of investments of $12,429.
Market Conditions
While the economy continues to show signs of recovery from the deteriorating credit markets of 2008 and 2009, there is still a level of uncertainty and volatility in the capital markets. The growth and improvement in the capital markets that began during the second half of 2009 carried over into the first half of 2010. While encouraged by the signs of improvement, we operate in a challenging environment that is still recovering from a recession and financial services industry negatively affected by the deterioration of credit quality in subprime residential mortgages that spread rapidly to other credit markets. Market liquidity and credit quality conditions continue to remain weaker today than three years ago.
We believe that Prospect is well positioned to navigate through these adverse market conditions. As a business development company, we are limited to a maximum 1 to 1 debt to equity ratio. On December 21, 2011, we issued $150,000 of 6.25% Senior Convertible Notes due December 15, 2015 to further enhance our liquidity position and to demonstrate our access to the unsecured term debt market (See Note 6 to our consolidated financial statements.). The Senior Convertible Notes are general unsecured obligations, rank equally in right of payment with our existing and future senior unsecured debt, and will rank senior in right of payment to any potential subordinated debt, should any be issued in the future. The Senior Convertible Notes have no restrictions related to the type and security of assets in which Prospect might invest.
As of December 31, 2010, we had no outstanding borrowings on the credit facility and $150,000 outstanding on our Senior Convertible Notes. We also had $242,890 available under our credit facility for additional borrowing. Further, as we make additional investments that are eligible to be pledged under the credit facility, we will generate additional credit facility availability. The revolving period for our credit facility continues until June 13, 2012, with an amortization running to June 13, 2013. During the amortization period only principal payments received on the pledged assets are required to be used for amortization.
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
On March 4, 2010, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $257,676 of additional equity securities as of December 31, 2010.
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
On September 24, 2010, we established a third at-the-market program, as we had sold all the shares authorized in the preceding at-the-market programs, through which we may sell, from time to time and at our discretion, 6,000,000 shares of our common stock. We engaged three broker-dealers to act as potential agents and sell our common stock directly into the market over a period of time. We currently pay a 2% commission to the broker-dealer on shares sold. Through this program we issued 302,400 shares of our common stock at an average price of $9.87 per share, raising $2,986 of gross proceeds, from September 29, 2010 through September 30, 2010. During the period from October 1, 2010 to November 3, 2010, we continued this program and issued an additional 4,929,556 shares of our common stock at an average price of $9.86 per share, raising $48,611 of gross proceeds.
On November 10, 2010, we established a fourth at-the-market program, through which we may sell, from time to time and at our discretion, 9,750,000 shares of our common stock. We engaged four broker-dealers to act as potential agents and sell our common stock directly into the market over a period of time. We pay a 2% commission to the broker-dealer on shares sold. Through this program we issued 4,513,920 shares of our common stock at an average price of $10.00 per share, raising $45,147 of gross proceeds, from November 16, 2010 through December 15, 2010.
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
Second Quarter Highlights
Investment Transactions
On October 12, 2010, we made a senior secured debt investment of $32,500 in ICON Health & Fitness, Inc., a leading manufacturer and marketer of branded health and fitness equipment. The first lien note bears interest in cash at 11.875% and has a final maturity on October 15, 2016.
On October 29, 2010, Castro Cheese Company, Inc. repaid the $7,732 loan receivable to us.
On November 3, 2010, TriZetto Group repaid the $15,492 loan receivable to us.
On November 12, 2010, we made a senior subordinated debt investment of $15,000 in American Importing Company, Inc and Ann’s House of Nuts Inc, collectively Snacks Holding Corporation, a leading manufacturer and marketer of dried fruits and trail mixes. The unsecured note bears interest in cash at 12.0% plus 1.0% PIK and has a final maturity on November 12, 2007.
On November 29, 2010, we made a senior subordinated debt investment of $14,000 in Royal Adhesives & Sealants LLC (“Royal”), a leading producer of proprietary, high-performance adhesives and sealants. The unsecured note bears interest in cash at the greater of 12.0% or Libor plus 8.5%, with a Libor ceiling of 4.5%, plus 2.0% PIK and has a final maturity on November 29, 2016. On December 13, 2010, we made a follow-on secured debt investment of $11,000 in Royal.
On December 1, 2010, Qualitest Pharmaceuticals, Inc. repaid the $12,000 loan receivable to us.
On December 3, 2010, we exercised our warrants in Miller and received 2,013,814 shares of Miller common stock. On December 27, 2010, we sold 1,397,510 of these shares at $3.95 net proceeds per share, realizing a gain of $5,415.

On December 10, 2010, we made a $30,000 secured second-lien financing to American Gilsonite Company (“American Gilsonite”) for a dividend recapitalization. After the financing, we received a $2,098 dividend as a result of our equity holdings in American Gilsonite and repayment of the loan that was outstanding.
On December 23, 2010, we made a second lien secured debt investment of $15,300 in Jordan Healthcare Holdings, Inc. (“Jordan”), a leading provider of home healthcare services in Texas. The second lien note bears interest in cash at the greater of 12.0% or Libor plus 10.0% plus 2.5% PIK and has a final maturity on June 23, 2016.
On December 23, 2010, we made a senior secured investment of $18,333 in VPSI, Inc. (“VPSI”), a leading market share transportation services company. The first lien note bears interest in cash at the greater of 12.0% or Libor plus 10.0% and has a final maturity on December 23, 2015.
Equity Issuance
On October 29, 2010, November 30, 2010 and December 31, 2010, we issued shares of our common stock in connection with the dividend reinvestment plan of 92,999, 87,941 and 89,603, respectively.
During the period from October 1, 2010 to November 3, 2010, we issued 4,929,556 shares of our common stock at an average price of $9.86 per share, and raised $48,611 of gross proceeds, under our at-the-market program. Net proceeds were $47,639 after 2% commission to the broker-dealer on shares sold.
On November 10, 2010, we established a new at-the-market program through which we may sell 9,750,000 shares of our common stock. Through this program we issued 4,513,920 shares of our common stock at an average price of $10.00 per share, raising $45,147 of gross proceeds, from November 16, 2010 to December 15, 2010. Net proceeds were $44,244 after 2% commission to the broker-dealer on shares sold.
Dividend
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
Credit Facility
On November 1, 2010, we announced an increase in commitments to our credit facility of $20,000. As of December 31, 2010, the lenders have extended commitments of $285,000 under the credit facility. Our credit facility includes an accordion feature which allows the facility to be increased to up to $300,000 of commitments in the aggregate to the extent additional or existing lenders commit to increase the commitments. We will seek to add additional lenders in order to reach the maximum size; although no assurance can be given we will be able to do so.
Senior Convertible Notes
On December 21, 2010, we issued $150,000 in aggregate principal amount of 6.25% Senior Convertible Notes due 2015. The Notes mature on December 15, 2015, unless previously converted in accordance with their terms. The Notes are general unsecured obligations, rank equally in right of payment with our existing and future senior unsecured debt, and rank senior in right of payment to any potential subordinated debt, should any be issued in the future. The Senior Convertible Notes are convertible into shares of Common Stock at an initial conversion rate and conversion rate at December 31, 2010 of 88.0902 shares of Common Stock per $1,000 principal amount of Senior Convertible Notes, which is equivalent to a conversion price of approximately $11.352 per share of Common Stock, subject to adjustment in certain circumstances. The holders of the Notes may also put back the Notes to the Company under certain circumstances. The net proceeds from the offering of the Senior Convertible Notes were approximately $145,200, which will be used initially to maintain balance sheet liquidity, including repayment of debt under the Company’s credit facility, investments in high quality short-term debt instruments or a combination thereof, and thereafter to make long-term investments in accordance with the Company’s investment objective. We have analyzed the features of the Senior Convertible Notes to determine if bifurcation was necessary and have determined that it is not material.

Recent Developments
On January 6, 2011, we made a senior secured term loan investment of $30,000 to support the acquisition of Progressive Logistics Services, LLC by a middle market private equity firm.
On January 10, 2011, we made a senior secured debt investment of $19,000 to support the acquisition of Endeavor House by Pinnacle Treatment Centers, Inc.
On January 10, 2011, we sold 616,304 shares of Miller Petroleum, Inc. (“Miller”) common stock realizing $4.23 of net proceeds per share, realizing a gain of $2,561 on the sale.
On January 13, 2011, we amended our revolving credit facility. The amendment increases the accordion feature limit from $300,000 to $400,000 of commitments, of which $285,000 of commitments are currently in place. Other changes in the amendment increase our borrowing base with the investments currently pledged to the facility by reducing some concentration limits and allow us to pledge new assets to the facility on an expedited basis.
On January 21, 2011, we provided senior secured credit facilities of $28,200 to support the acquisition of Stauber Performance Ingredients, by ICV Partners. Through February 9, 2011, we have funded $26,450 of the commitment.
On January 24, 2011, Maverick Healthcare, LLC (“Maverick”) repaid the $13,122 loan receivable to us.
On January 31, 2011, we issued 84,155 shares of our common stock in connection with the dividend reinvestment plan.
On January 31, 2011, we made a senior secured term investment of $7,500 to support the recapitalization of Empire Today, LLC, which is the second largest independent provider of carpet and hard surface flooring to consumers in the residential replacement flooring industry.
On February 3, 2011, we made a senior secured debt investment of $22,000 to support the recapitalization of a pharmacy services company by a leading private equity firm. Through February 9, 2011, we have funded $20,500 of the commitment.
On February 4, 2011, we made a secured second-lien debt investment of $45,000 to support the refinancing of Clearwater Seafoods Limited Partnership, a leading premium seafood company based in Nova Scotia, Canada.
On February 8, 2011, we announced the declaration of monthly dividends in the following amounts and with the following dates:
•	$0.101150 per share for February 2011 to holders of record on February 28, 2011 with a payment date of March 31, 2011;

•	$0.101175 per share for March 2011 to holders of record on March 31, 2011 with a payment date of April 29, 2011;

•	$0.101200 per share for April 2011 to holders of record on April 29, 2011 with a payment date of May 31, 2011.
On February 9, 2011, we made a net follow-on investment of $2,967 in The Copernicus Group, Inc. that increased our total investment to $22,500.
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

Basis of Consolidation
Under the 1940 Act rules, the regulations pursuant to Article 6 of Regulation S-X, and the American Institute of Certified Public Accountants’ Audit and Accounting Guide for Investment Companies, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to us. Our December 31, 2010 and June 30, 2010 financial statements include our accounts and the accounts of Prospect Capital Funding, LLC, our only wholly-owned, closely-managed subsidiary, which is also an investment company. All intercompany balances and transactions have been eliminated in consolidation.
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
3) the audit committee of our Board of Directors reviews and discusses the preliminary valuation by our Investment Adviser within the valuation range presented by the independent valuation firm; and
4) the Board of Directors discusses the valuations and determines the fair value of each investment in our portfolio in good faith based on the input of our Investment Adviser, the independent valuation firm and the audit committee.
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
In April 2009, the FASB issued ASC 820-10-65, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“ASC 820-10-65”). This update provides further clarification for ASC 820 in markets that are not active and provides additional guidance for determining when the volume of trading level of activity for an asset or liability has significantly decreased and for identifying circumstances that indicate a transaction is not orderly. ASC 820-10-65 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of ASC 820-10-65 for the three and six months ended December 31, 2010 and 2009, did not have any effect on our net asset value, financial position or results of operations as there was no change to the fair value measurement principles set forth in ASC 820.
In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends ASC 820-10 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. Our management does not believe that the adoption of the amended guidance in ASC 820-10 will have a significant effect on our financial statements.
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
We adopted FASB ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Adoption of ASC 740 was applied to all open tax years as of July 1, 2007. The adoption of ASC 740 did not have an effect on our net asset value, financial condition or results of operations as there was no liability for unrecognized tax benefits and no change to our beginning net asset value. As of December 31, 2010 and for the three and six months then ended, we did not have a liability for any unrecognized tax benefits. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will not be collected in accordance with the terms of the investment. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, are likely to remain current. As of December 31, 2010, approximately 2.3% of our net assets are in non-accrual status.
Dividend income is recorded on the ex-dividend date.
Structuring fees and similar fees are recognized as income as earned, usually when paid. Structuring fees, excess deal deposits, net profits interests and overriding royalty interests are included in other income.
Dividends and Distributions
Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a monthly dividend or distribution is approved by our Board of Directors quarterly and is generally based upon our management’s estimate of our earnings for the quarter. Net realized capital gains, if any, are distributed at least annually.
Financing Costs
We record origination expenses related to our credit facility and the Senior Convertible Notes as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method for our revolving credit facility and the effective interest method for our Senior Convertible Notes, over the respective stated life.
We record registration expenses related to shelf filings as prepaid assets. These expenses consist principally of Securities and Exchange Commission (“SEC”) registration fees, legal fees and accounting fees incurred. These prepaid assets will be charged to capital upon the receipt of an equity offering proceeds or charged to expense if no offering completed.
Senior Convertible Notes
We have recorded the Senior Convertible Notes (See Note 6 to our consolidated financial statements.) at their contractual amounts. The Senior Convertible Notes were analyzed for any features that would require its accounting to be bifurcated and they were determined to be immaterial.
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

Per Share Information
Net increase or decrease in net assets resulting from operations per common share are calculated using the weighted average number of common shares outstanding for the period presented. In accordance with ASC 946, Financial Services — Investment Companies, convertible securities are not considered in the calculation of net assets per share.
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
In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASC 2010-06”). ASU 2010-06 amends ASC 820-10 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective December 15, 2009, except for the disclosure about purchase, sales, issuances and settlements in the roll forward of activity in level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We do not believe that the adoption of the amended guidance in ASC 820-10 will have a significant effect on our financial statements.
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
In December 2010, the FASB issued Accounting Standards Update 2010-29, Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASM Emerging Issues Task Force (“ASU 2010-29”). ASU 2010-29 addresses diversity in practice about the interpretation of pro forma revenue and earnings disclosure requirements for business combinations. The amended guidance in ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior reporting period only. This standard also expands the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in ASU 2010-29 are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. Our management does not believe that the adoption of the amended guidance in ASU 2010-29 will have a significant effect on our financial statements
Patriot Acquisition
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
The merger has been accounted for as an acquisition of Patriot by Prospect Capital Corporation (“Prospect”) in accordance with acquisition method of accounting as detailed in Accounting Standards Codification (“ASC” or “Codification”) 805, Business Combinations (“ASC 805”). The fair value of the consideration paid was allocated to the assets acquired and liabilities assumed based on their fair values as the date of acquisition. As described in more detail in ASC 805, goodwill, if any, would have been recognized as of the acquisition date, if the consideration transferred exceeded the fair value of identifiable net assets acquired. As of the acquisition date, the fair value of the identifiable net assets acquired exceeded the fair value of the consideration transferred, and we recognized the excess as a gain. A preliminary gain of $5,714 was recorded by Prospect in the quarter ended December 31, 2009 related to the acquisition of Patriot, which was revised in the fourth quarter of Fiscal 2010, to $7,708, when we settled severance accruals related to certain members of Patriot’s top management, and finalized during the first quarter of Fiscal 2011, to $8,632, when we settled the remaining severance accruals related to the last two members of Patriot’s top management. Under ASC 805, the adjustments to our preliminary estimates were reflected in the three months ended December 31, 2009 (See Note 13 to our consolidated financial statements.). The acquisition of Patriot was negotiated in July 2009 with the purchase agreement being signed on August 3, 2009. Between July 2009 and December 2, 2009, our valuation of certain of the investments acquired from Patriot increased due to market improvement, which resulted in the recognition of the gain at closing.

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

(2)
The fair value of Patriot’s investments was determined by the Board of Directors in conjunction with an independent valuation agent. This valuation resulted in a purchase price which was $98,150 below the amortized cost of such investments. For those assets which are performing, Prospect will record the accretion to par value in interest income over the remaining term of the investment.

(3)	The gain has been determined after the final payments of certain liabilities have been settled.
During the three and six months ended December 31, 2010, we recognized $1,305 and $5,353 of interest income due to purchase discount accretion from the assets acquired from Patriot, respectively. Included in the $5,353 for the six months ended December 31, 2010, is $1,116 of accelerated accretion resulting from the repayment of Impact Products, LLC (“Impact”). We also recapitalized our debt investment in Northwestern Management Services, LLC (“Northwestern”), which precipitated the acceleration of $1,612 of original purchase discount. There was no accelerated accretion recorded during the quarter ended December 31, 2010. As of December 31, 2010, $25,777 of purchase discount from the Patriot acquisition remains to be accreted.
During the period from the acquisition of Patriot on December 2, 2009 to December 31, 2009, we recognized $7,495 of interest income from the assets acquired from Patriot. Included in this amount is $4,560 resulting from the acceleration of purchase discounts from the early repayments of three loans, three revolving lines of credit and the sale of one investment position.
Investment Holdings
As of December 31, 2010, we continue to pursue our investment strategy. Despite our name change to “Prospect Capital Corporation” and the termination of our policy to invest at least 80% of our net assets in energy companies in May 2007, we currently have a concentration of investments in companies in the energy and energy related industries. Some of the companies in which we invest have relatively short or no operating histories. These companies are and will be subject to all of the business risk and uncertainties associated with any new business enterprise, including the risk that these companies may not reach their investment objective or the value of our investment in them may decline substantially or fall to zero.
During the six months ended December 31, 2010, we have originated $281,884 of new investments. Our origination efforts recently have focused primarily on secured lending, including a higher percentage of first lien loans than in recent prior fiscal quarters, though we also continue to close selected junior debt and equity investments. In addition to targeting investments senior in corporate capital structures with our new originations, we have also increased our origination business mix of third party private equity sponsor owned companies, which tend to have more third party equity capital supporting our debt investments than non sponsor transactions. As a result of these credit risk management initiatives, as well as a decrease in the dividends received from Gas Solutions Holdings, Inc. (“GSHI”), our portfolio’s annualized current yield decreased from 15.7% to 14.1% across all long-term debt and certain equity investments as of December 31, 2009 and December 31, 2010, respectively. The decrease in dividends from GSHI is primarily the result of GSHI distributing dividends in excess of their current earnings in 2009, as GSHI had accumulated excess earnings and profits available for distribution. GSHI remains profitable and has increased its EBITDA in 2010 in comparison with 2009. We anticipate that GSHI may be able to increase its dividends in the future as the result of organic growth and add-on acquisitions. We expect Prospect’s current asset yield may decline modestly over the next few quarters as we increase the size of the portfolio while reducing credit risk. Monetization of other equity positions that we hold is not included in this yield calculation. In each of our portfolio companies, we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.

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
As of December 31, 2010, we own controlling interests in AIRMALL USA, Inc. (“AIRMALL”), Ajax Rolled Ring & Machine, Inc. (“Ajax”), AWCNC, LLC, Borga, Inc., C&J Cladding, LLC (“C&J”), Change Clean Energy Holdings, Inc. (“CCEHI”), Fischbein, LLC (“Fischbein”), Freedom Marine Services LLC, GSHI, Integrated Contract Services, Inc. (“ICS”), Iron Horse Coiled Tubing, Inc. (“Iron Horse”), Manx Energy, Inc. (“Manx”), NRG, Nupla Corporation, R-V Industries (“R-V”), Inc. and Yatesville Coal Holdings, Inc. (“Yatesville”). We also own an affiliated interest in Biotronic NeuroNetwork (“Biotronic”), Boxercraft Incorporated, KTPS Holdings, LLC (“KTPS”), Smart, LLC, and Sport Helmets Holdings, LLC.
The following is a summary of our investment portfolio by level of control:

	December 31, 2010				June 30, 2010
		Percent	Fair	Percent		Percent	Fair	Percent
Level of Control	Cost	of Portfolio	Value	of Portfolio	Cost	of Portfolio	Value	of Portfolio
Control	$235,729	23.2%	$264,228	25.2%	$185,720	23.3%	$195,958	24.0%
Affiliate	65,815	6.5%	74,709	7.1%	65,082	8.2%	73,740	9.0%
Non-control/Non-affiliate	584,524	57.3%	579,284	55.1%	477,957	59.9%	478,785	58.6%
Money Market Funds	132,194	13.0%	132,194	12.6%	68,871	8.6%	68,871	8.4%

Total Portfolio	$1,018,262	100.0%	$1,050,415	100.0%	$797,630	100.0%	$817,354	100.0%

The following is our investment portfolio presented by type of investment at December 31, 2010 and June 30, 2010, respectively:

	December 31, 2010				June 30, 2010
		Percent	Fair	Percent		Percent	Fair	Percent
Type of Investment	Cost	of Portfolio	Value	of Portfolio	Cost	of Portfolio	Value	of Portfolio
Money Market Funds	$132,194	13.0%	$132,194	12.6%	$68,871	8.6%	$68,871	8.4%
Revolving Line of Credit	3,721	0.4%	3,841	0.4%	4,754	0.6%	5,017	0.6%
Senior Secured Debt	434,276	42.6%	406,756	38.7%	313,755	39.4%	287,470	35.2%
Subordinated Secured Debt	338,413	33.2%	316,485	30.1%	333,453	41.8%	313,511	38.4%
Subordinated Unsecured Debt	54,413	5.3%	54,840	5.2%	30,209	3.8%	30,895	3.8%
Preferred Stock	27,468	2.7%	18,258	1.7%	16,969	2.1%	5,872	0.7%
Common Stock	19,003	1.9%	81,497	7.8%	20,243	2.5%	77,131	9.4%
Membership Interests	5,921	0.6%	23,933	2.3%	6,964	0.9%	17,730	2.2%
Overriding Royalty Interests	—	—%	2,250	0.2%	—	—%	2,768	0.3%
Net Profit Interests	—	—%	191	—%	—	—%	1,020	0.1%
Warrants	2,853	0.3%	10,170	1.0%	2,412	0.3%	7,069	0.9%

Total Portfolio	$1,018,262	100.0%	$1,050,415	100.0%	$797,630	100.0%	$817,354	100.0%

The following is our investment portfolio presented by geographic location of the investment at December 31, 2010 and June 30, 2010, respectively:

	December 31, 2010				June 30, 2010
		Percent	Fair	Percent		Percent	Fair	Percent
Geographic Location	Cost	of Portfolio	Value	of Portfolio	Cost	of Portfolio	Value	of Portfolio
Canada	$18,387	1.8%	$18,993	1.8%	$21,002	2.6%	$12,054	1.5%
Ireland	14,905	1.5%	15,000	1.4%	14,903	1.9%	15,000	1.8%
Netherlands	—	—%	—	—%	1,397	0.2%	1,233	0.2%
Midwest US	212,829	20.9%	208,736	19.9%	170,869	21.5%	167,571	20.5%
Northeast US	115,449	11.3%	118,932	11.3%	61,813	7.7%	62,727	7.7%
Southeast US	161,124	15.8%	146,218	13.9%	193,420	24.2%	171,144	20.9%
Southwest US	189,368	18.6%	238,197	22.7%	179,641	22.6%	235,945	28.9%
Western US	174,006	17.1%	172,145	16.4%	85,714	10.7%	82,809	10.1%
Money Market Funds	132,194	13.0%	132,194	12.6%	68,871	8.6%	68,871	8.4%

Total Portfolio	$1,018,262	100.0%	$1,050,415	100.0%	$797,630	100.0%	$817,354	100.0%

The following is our investment portfolio presented by industry sector of the investment at December 31, 2010 and June 30, 2010, respectively:

	December 31, 2010				June 30, 2010
		Percent	Fair	Percent		Percent	Fair	Percent
Industry	Cost	of Portfolio	Value	of Portfolio	Cost	of Portfolio	Value	of Portfolio
Aerospace and Defense	$56	—%	$34	—%	$56	—%	$38	—%
Automobile	17,454	1.8%	17,767	1.7%	19,017	2.4%	18,615	2.3%
Biomass Power	2,540	0.2%	—	—%	2,383	0.3%	—	—%
Business Services	12,148	1.2%	12,358	1.2%	12,060	1.5%	12,132	1.5%
Chemicals	25,026	2.5%	25,026	2.4%	1,397	0.2%	1,233	0.2%
Consumer Services	35,820	3.5%	35,820	3.4%	—	—%	—	—%
Contracting	16,712	1.7%	1,370	0.1%	16,652	2.1%	4,542	0.6%
Durable Consumer Products	52,332	5.1%	52,587	5.0%	20,000	2.5%	20,000	2.4%
Ecological	141	—%	325	—%	141	—%	340	—%
Electronics	24,265	2.4%	24,721	2.4%	25,777	3.2%	25,629	3.1%
Financial Services	—	—%	—	—%	25,814	3.2%	25,592	3.1%
Food Products	62,076	6.1%	70,463	6.7%	53,681	6.7%	60,882	7.4%
Gas Gathering and Processing	42,003	4.1%	97,596	9.3%	37,503	4.7%	93,096	11.4%
Healthcare	101,230	9.9%	109,722	10.4%	89,026	11.2%	93,593	11.5%
Home and Office Furnishings, Housewares and Durable	2,057	0.2%	5,370	0.5%	14,112	1.8%	17,232	2.1%
Insurance	6,076	0.6%	6,506	0.6%	5,811	0.7%	5,952	0.7%
Machinery	12,997	1.4%	22,148	2.1%	15,625	2.0%	17,776	2.2%
Manufacturing	72,381	7.1%	63,640	6.1%	74,961	9.4%	64,784	7.9%
Metal Services and Minerals	13,348	1.3%	28,659	2.7%	19,252	2.4%	33,620	4.1%
Mining, Steel, Iron and Non-Precious Metals and Coal Production	1,435	0.1%	—	—%	1,130	0.1%	808	0.1%
Oil and Gas Production	123,868	12.2%	87,382	8.3%	122,034	15.3%	96,988	11.9%
Oilfield Fabrication	26,326	2.6%	26,326	2.5%	30,429	3.8%	30,429	3.7%
Personal and Nondurable Consumer Products	15,234	1.5%	21,010	2.0%	14,387	1.8%	20,049	2.5%
Pharmaceuticals	—	—%	—	—%	11,955	1.5%	12,000	1.5%
Printing and Publishing	5,255	0.5%	5,385	0.5%	5,222	0.7%	5,284	0.6%
Property Management	52,420	5.1%	55,796	5.3%	—	—%	—	—%
Production Services	18,387	1.8%	18,993	1.8%	21,002	2.6%	12,054	1.5%
Retail	14,669	1.5%	1,452	0.1%	14,669	1.8%	2,148	0.3%
Shipping Vessels	10,367	1.0%	3,649	0.4%	10,040	1.3%	3,583	0.4%
Software & Computer Services	37,885	3.7%	38,000	3.6%	14,903	1.9%	15,000	1.8%
Specialty Minerals	30,000	2.9%	33,253	3.2%	15,814	2.1%	18,463	2.3%
Technical Services	11,401	1.1%	11,500	1.1%	11,387	1.4%	11,615	1.4%
Textiles and Leather	21,826	2.1%	23,030	2.2%	22,519	2.8%	25,006	3.1%
Transportation	18,333	1.8%	18,333	1.8%	—	—%	—	—%
Money Market Funds	132,194	13.0%	132,194	12.6%	68,871	8.6%	68,871	8.4%

Total Portfolio	$1,018,262	100.0%	$1,050,415	100.0%	$797,630	100.0%	$817,354	100.0%

Investment Activity
At December 31 2010, approximately 101.7% of our net assets or about $918,221 was invested in 58 long-term portfolio investments and 14.6% of our net assets invested in money market funds.
Long-Term Portfolio Investment Activity
During the six months ended December 31 2010, we acquired $268,760 of new investments, completed follow-on investments in existing portfolio companies, totaling approximately $6,357, funded $750 of revolver advances, and recorded PIK interest of $6,017, resulting in gross investment originations of $281,884. The more significant of these investments are described briefly in the following:
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
On November 12, 2010, we made a senior subordinated debt investment of $15,000 in American Importing Company, Inc and Ann’s House of Nuts Inc, collectively Snacks Holding Corporation, a leading manufacturer and marketer of dried fruits and trail mixes.
On November 29, 2010, we made a senior subordinated debt investment of $14,000 in Royal Adhesives & Sealants LLC (“Royal”), a leading producer of proprietary, high-performance adhesives and sealants. On December 13, 2010, we made a follow-on senior subordinated debt investment of $11,000 in Royal, an Arsenal Capital Partners portfolio company, in connection with Arsenal’s acquisition of Para-Chem Southern and the creation of a leading adhesives, sealants, and coatings platform.
On December 10, 2010, we made a $30,000 secured second-lien financing to American Gilsonite for a dividend recapitalization. After the financing, we received a $2,098 dividend as a result of our equity holdings in the AGC and repayment of the loan that was outstanding.
On December 23, 2010, we made a second lien secured debt investment of $15,300 in Jordan Healthcare Holdings, Inc., a leading provider of home healthcare services in Texas.
On December 23, 2010, we made a senior secured investment of $18,333 in VPSI, Inc., a leading market share transportation services company.

During the six months ended December 31, 2010, we closed-out eleven positions which are briefly described below.
On July 30, 2010, Northwestern repaid the $8,500 loan receivable to us.
On August 26, 2010, Regional Management Corporation repaid the $25,814 loan receivable to us.
On September 1, 2010, Impact Products, LLC repaid the $12,848 loan receivable to us.
On September 23, 2010, Roll Coater Acquisition Corp. repaid the $6,268 loan receivable to us.
On September 29, 2010, we sold our common stock in LyondellBasell Industries N.V. for $1,803, realizing a gain of $527.
On October 29, 2010, Castro Cheese Company, Inc. repaid the $7,732 loan receivable to us.
On November 3, 2010, TriZetto Group repaid the $15,492 loan receivable to us.
On December 1, 2010, Qualitest Pharmaceuticals, Inc. repaid the $12,000 loan receivable to us.
On December 10, 2010, American Gilsonite repaid the $14,783 loan receivable to us.
On December 15, 2010, we sold Sidump’r Trailer Company, Inc. and received $430 net proceeds.
In December 2010, we exercised our warrants in Miller and received 2,013,814 shares of Miller common stock and sold 1,397,510 of these shares at $3.95 net proceeds per share, realizing a gain of $5,415. We sold the remaining 616,304 shares of Miller common stock on January 10, 2010, realizing a gain of $2,561 on the sale.
During the six months ended December 31, 2010, we also received principal amortization payments of $8,932 on several loans, and $10,290 of partial prepayments related to AIRMALL, Aircraft Fasteners International, LLC, Ajax, EXL Acquisition Corporation, Fischbein, Iron Horse, LHC Holdings Corp. and Progrexion.
During the six months ended December 31, 2010, we recognized $5,353 of interest income due to purchase discount accretion from the assets acquired from Patriot. Included in this amount is $1,116 of accelerated accretion resulting from the repayment of Impact. We also recapitalized our debt investment in Northwestern. The $20,000 loan was issued at market terms comparable to other industry transactions. In accordance with ASC 320-20-35 the cost basis of the new loan was recorded at par value, which precipitated the acceleration of $1,612 of original purchase discount from the loan repayment which recognized as interest income. There was no accelerated accretion recorded during the three months ended December 31, 2010.

The following is a quarter-by-quarter summary of our investment activity:

Quarter-End	Acquisitions(1)	Dispositions(2)

December 31, 2010	$140,933	$62,915
September 30, 2010	140,951	68,148
June 30, 2010	88,973	39,883
March 31, 2010	59,311	26,603
December 31, 2009(3)	210,438	45,494
September 30, 2009	6,066	24,241
June 30, 2009	7,929	3,148
March 31, 2009	6,356	10,782
December 31, 2008	13,564	2,128
September 30, 2008	70,456	10,949
June 30, 2008	118,913	61,148
March 31, 2008	31,794	28,891
December 31, 2007	120,846	19,223
September 30, 2007	40,394	17,949
June 30, 2007	130,345	9,857
March 31, 2007	19,701	7,731
December 31, 2006	62,679	17,796
September 30, 2006	24,677	2,781
June 30, 2006	42,783	5,752
March 31, 2006	15,732	901
December 31, 2005	—	3,523
September 30, 2005	25,342	—
June 30, 2005	17,544	—
March 31, 2005	7,332	—
December 31, 2004	23,771	32,083
September 30, 2004	30,371	—

Since inception	$1,457,201	$501,926

(1)	Includes new deals, additional fundings, refinancings and PIK interest.

(2)	Includes scheduled principal payments, prepayments and refinancings.

(3)	The $210,438 of acquisitions for the quarter ended December 31, 2009 includes $207,126 of portfolio investments acquired from Patriot.
Investment Valuation
In determining the fair value of our portfolio investments at December 31, 2010, the Audit Committee considered valuations from the independent valuation firm and from management having an aggregate range of $886,690 to $966,862, excluding money market investments.
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
The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties and comparable multiples for recent sales of companies within the industry. The composite of all these analysis, applied to each investment, was a total valuation of $918,221, excluding money market investments.
Our portfolio companies are generally lower middle market companies, outside of the financial sector, with less than $50,000 of annual EBITDA. We believe our market has experienced less volatility than others because we believe there are more buy and hold investors who own these less liquid investments.

During the six months ended December 31, 2010, there has been a general improvement in the markets in which we operate, and market rates of interest negotiated for middle market loans have decreased.
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
Ajax Rolled Ring & Machine, Inc.
We acquired a controlling equity interest in Ajax in a recapitalization of the company that was closed on April 4, 2008. We funded $22,000 of senior secured term debt, $11,500 of subordinated term debt and $6,300 of equity as of that closing. During the fiscal year ended June 30, 2010, we funded an additional $3,530 of secured subordinated debt to refinance a third-party revolver provider and provide working capital. Ajax repaid $3,461 of this secured subordinated debt during the quarter ended September 30, 2010. As of December 31, 2010, we control 78.1% of the fully-diluted common and preferred equity.
Ajax forges seamless steel rings sold to various customers. The rings are used in a range of industrial applications, including in construction equipment and wind power turbines. Ajax’s business is cyclical, and the business experienced a significant decline in the first half of 2009 in light of the global macroeconomic crisis. The second half of 2009 and 2010 showed steady improvement versus the first half of 2009. At December 31, 2010, Ajax had a backlog of new business that would indicate continued improvement for 2011.
The Board of Directors increased the fair value of our investment in Ajax to $30,574 as of December 31, 2010, a reduction of $10,706 from its amortized cost, compared to the $13,006 unrealized depreciation recorded at June 30, 2010.
Change Clean Energy Holdings Inc. and Change Clean Energy, Inc., f/k/a Worcester Energy Partners, Inc.
Change Clean Energy, Inc. (“CCEI”) is an investment that we originated in September 2005, which owns and operated a biomass energy plant. In March 2009, CCEI ceased operations, as the business became uneconomic based on the cost of materials and the price being received for the electricity generated. During that quarter, we instituted foreclosure proceedings against the co-borrowers of our debt. In anticipation of such proceedings, CCEHI was established. On March 11, 2009, the foreclosure was completed and the assets were assigned to a wholly owned subsidiary of CCEHI. During the year ended June 30, 2010, we provided additional funding of $296 to CCEHI to fund ongoing operations. CCEI currently has no material operations. At June 30, 2009 we determined that the impairment at both CCEI and CCEHI was other than temporary and recognized a realized loss of $41,134, which was the amount by which the amortized cost exceeded the fair value. During the quarter ended December 31, 2010, we made a follow-on investment of $156 in CCEHI for professional services related to ongoing litigations and plant security. At December 31, 2010, our Board of Directors, under recommendation from senior management, has set the value of the CCEHI investment with no value, a reduction of $2,540 from its amortized cost after the recognized depreciation.
Gas Solutions Holdings, Inc.
GSHI is an investment that we completed in September 2004 in which we own 100% of the equity. GSHI is a midstream gathering and processing business located in east Texas. GSHI has improved its operations and experienced an increase in revenue, gross margin, and EBITDA over the past year given the increase in plant volumes and natural gas liquids prices.
In February 2010, we hired Robert Bourne as President and CEO of Gas Solutions. Mr. Bourne has over 30 years of experience in the midstream sector, including gathering and processing, gas purchasing, storing and trading; producer services; and business development mergers and acquisitions. He served most recently at Energy Transfer, where he managed Houston Pipeline, among other activities. Mr. Bourne is focusing on our upside plant projects and seeking new opportunities to help Gas Solutions grow beyond its existing footprint. On September 30, 2010, we made a follow-on secured debt investment of $4,500 in Gas Solutions to support the acquisition of an additional gathering pipeline system in Texas.

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
In determining the value of GSHI, we have utilized two valuation techniques to determine the value of the investment. Our Board of Directors has determined the value to be $97,596 for our debt and equity positions at December 31, 2010 based upon a combination of a discounted cash flow analysis and a public comparables analysis. At December 31, 2010 and June 30, 2010, GSHI was valued $55,593 above its amortized cost.
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
In January 2009, we foreclosed on the real and personal property of ICS. Through this foreclosure process, we gained 100% ownership of THS and certain ESA assets. During the quarter ended December 31, 2010, we made follow-on secured debt investments of $317 in THS to support ongoing operations. Based upon an analysis of the liquidation value of the ESA assets and the enterprise value of THS, our Board of Directors determined the fair value of our investment in ICS to be $1,370 at December 31, 2010, a reduction of $15,342 from its amortized cost, compared to the $12,110 unrealized loss recorded at June 30, 2010.
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
Effective January 1, 2010, we restructured our senior secured and bridge loans to Iron Horse and we reorganized Iron Horse’s management structure. Our loans were replaced with three new tranches of senior secured debt and our total ownership of Iron Horse decreased to 70.4% on a fully-diluted basis. Our equity ownership will incrementally decrease as debt tranches are repaid. There was no change to fair value at the time of restructuring. Iron Horse repaid $2,615 of this senior secured debt during the quarter ended December 31, 2010. As Iron Horse has shown an ability to continue to service the interest and principal payments as they come due, we have returned Iron Horse to accrual status in December 2010.

The Board of Directors increased the fair value of our investment in Iron Horse to $18,993 as of December 31, 2010, a reduction of $606 from its amortized cost, compared to the $8,948 unrealized depreciation recorded at June 30, 2010.
Manx Energy, Inc.
On January 19, 2010, we modified the terms of our senior secured debt in Appalachian Energy Holdings LLC (“AEH”) and Coalbed LLC (“Coalbed”) in conjunction with the formation of Manx, a new entity consisting of the assets of AEH, Coalbed and Kinley Exploration. The assets of the three companies were combined under new common management. We funded $2,800 at closing to Manx to provide for working capital. A portion of our loans to AEH and Coalbed was exchanged for Manx preferred equity, while our AEH equity interest was converted into Manx common stock. There was no change to fair value at the time of restructuring, and we continue to fully reserve any income accrued for Manx. During the quarter ended December 31, 2010, we made a follow-on secured debt investment of $500 in Manx to support ongoing operations.
The Board of Directors wrote-down the fair value of our investment in Manx to $4,600 as of December 31, 2010, a reduction of $14,169 from its amortized cost, compared to the $13,584 unrealized loss recorded at June 30, 2010.
Yatesville Coal Holdings, Inc.
All of our coal holdings have been consolidated under the Yatesville entity. Yatesville delivered improved operating results after the consolidation of the coal holdings, but the company mined its permitted reserves in December 2008 and has not produced meaningful revenues since then. We continue to evaluate strategies for Yatesville, such as soliciting indications of interest regarding a transaction involving part or all of recoverable reserves. During the quarter ended December 31, 2009, we discontinued operations at Yatesville. At December 31, 2009, our Board of Directors determined that, consistent with the decision to discontinue operations, the impairment of Yatesville was other than temporary, and we recorded a realized loss of $51,228, which was the amount that the amortized cost exceeded the fair value at December 31, 2009. During the quarter ended December 31, 2010, we made a follow-on investment of $457 in Yatesville for professional services related to ongoing litigations. At December 31, 2010, our Board of Directors, under recommendation from senior management, has set the value of the Yatesville investment with no value, a reduction of $1,435 from its amortized cost after the recognized depreciation.
Equity positions in the portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results. Three of our portfolio companies have experienced such volatility — C&J and Fischbein with improved operating results, and NRG with declining operating results. Eight of the other controlled investments have continuing challenges and have been valued at discounts to the original investment. Seven of the control investments are valued at premiums to the original investment amounts, including Iron Horse for which our unrealized gain increased by $9,554 during the six months ended December 31, 2010 due to improved operating results. Overall, at December 31, 2010, the control investments are valued at $28,499 above their amortized cost.
We hold five affiliate investments at December 31, 2010. One of these investments reported declining operating results, resulting in a valuation decrease for this investment — KTPS. The remaining affiliate investments are valued at amortized cost or higher. Overall, at December 31, 2010, affiliate investments are valued $8,894 above their amortized cost.
With the Non-control/Non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is limited on the high side to each loan’s par value, plus any prepayment premia that could be imposed. Many of the debt investments in this category have not experienced a significant change in value, as they were previously valued at or near par value. The exception to this categorization relates to investments which were acquired in the Patriot Acquisition, many of which were acquired at significant discounts to par value, and any changes in operating results or interest rates can have a significant effect on the value of such investments. The Copernicus Group, Inc. (“Copernicus”), Maverick and Miller Petroleum, Inc. (“Miller”) experienced meaningful increases in valuations. Deb Shops, Inc. (“Deb Shops”), H&M Oil & Gas, LLC (“H&M”), Stryker Energy, LLC (“Stryker”), Wind River Resources Corp. and Wind River II Corp (collectively “Wind River”) experienced decreases in valuations due to declines in their operating results. Shearer’s Foods, Inc. completed a significant acquisition, which is driving the operating results and the increase in the value of the investment. The remaining investments did not experience significant changes in operations or valuation.

During the three and six months ended December 31, 2010, we recognized $1,305 and $5,353, respectively, of interest income due to purchase discount accretion from the assets acquired from Patriot. Included in the $5,353 for the six months ended December 31, 2010 is $1,116 of accelerated accretion resulting from the repayment of Impact. We also recapitalized our debt investment in Northwestern during this period. The $20,000 loan was issued at market terms comparable to other industry transactions. In accordance with ASC 320-20-35 the cost basis of the new loan was recorded at par value, which precipitated the acceleration of $1,612 of original purchase discount from the loan repayment which recognized as interest income. There was no accelerated accretion recorded during the three months ended December 31, 2010.
Capitalization
Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt currently consists of a revolving credit facility availing us of the ability to borrow debt subject to borrowing base determinations and Senior Convertible Notes which we issued in December 2010 and our equity capital is currently comprised entirely of common equity. The following table shows the Revolving Credit Facility and Senior Convertible Notes amounts and outstanding borrowings at December 31, 2010 and June 30, 2010:

	As of December 31, 2010		As of June 30, 2010
	Facility	Amount	Facility	Amount
	Amount	Outstanding	Amount	Outstanding
Revolving Credit Facility	$285,000	$—	$210,000	$100,300
Senior Convertible Notes	$150,000	$150,000	$—	$—
The following table shows the contractual maturity of our Revolving Credit Facility and Senior Convertible Notes at December 31, 2010:

Payments Due By Period
	Less Than		More Than
	1 Year	1 - 3 Years	3 Years
Revolving Credit Facility	$—	$—	$—

Senior Convertible Notes	$—	$—	$150,000

We have and expect to continue to fund a portion of our cash needs through borrowings from banks, issuances of senior securities, including secured, unsecured and convertible debt securities and preferred stock, or issuances of common equity. For flexibility, we maintain a universal shelf registration statement that allows for the public offering and sale of our debt securities, common stock, preferred stock and warrants to purchase such securities in an amount up to $500,000 less issuances to date. We may from time to time issue securities pursuant to the shelf registration statement or otherwise pursuant to private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.
Revolving Credit Facility
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
On June 11, 2010, we closed an extension and expansion of our revolving credit facility with a syndicate of lenders(the “Syndicated Facility”. The lenders have extended commitments of $285,000 under the Syndicated Facility as of December 31, 2010. On November 1, 2010 and December 10, 2010, lender commitments increased to $260,000 and $285,000, respectively. The Syndicated Facility includes an accordion feature which allows the facility to be increased to up to $300,000 of commitments in the aggregate to the extent additional or existing lenders commit to increase the commitments. We will seek to add additional lenders in order to reach the maximum size; although no assurance can be given we will be able to do so. As we make additional investments which are eligible to be pledged under the Syndicated Facility, we will generate additional availability to the extent such investments are eligible to be placed into the borrowing base. The revolving period of the Syndicated Facility extends through June 2012, with an additional one year amortization period (with distributions allowed) after the completion of the revolving period. During such one year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one year amortization period, the remaining balance will become due if required by the lenders.

As of December 31, 2010 and June 30, 2010, we had $242,890 and $180,678 available to us for borrowing under our Syndicated Facility, of which zero and $100,300 was outstanding, respectively. The Syndicated Facility requires us to pledge assets as collateral in order to borrow under the credit facility. As we make additional investments which are eligible to be pledged under the Syndicated Facility, we will generate additional availability to the extent such investments are eligible to be placed into the borrowing base. At December 31, 2010, the investments used as collateral for the Syndicated Facility had an aggregate market value of $607,021, which represents 67.2% of net assets. Prospect Capital Funding, LLC, our wholly-owned subsidiary, holds $546,425 of these investments at market value as of December 31, 2010. The release of any assets from Prospect Capital Funding, LLC requires the approval of Rabobank as facility agent.
Interest on borrowings under the Syndicated Facility was one-month Libor plus 250 basis points prior to June 25, 2009, increasing to one-month Libor plus 400 basis points, subject to a minimum Libor floor of 200 basis points for the period from June 26, 2009 to June 10, 2010 and thereafter. The maintenance of this facility requires us to pay a fee for the amount not drawn upon. Prior to June 25, 2009, this fee was assessed at the rate of 37.5 basis points per annum of the amount of that unused portion. For the period from June 26, 2010 to June 10, 2010, this rate increased to 100 basis points per annum. After June 11, 2010, the lenders charge a fee on the unused portion of the credit facility equal to either 75 basis points if at least half of the credit facility is used or 100 basis points otherwise.
Concurrent with the extension of our Syndicated Facility, we wrote off $759 of the unamortized debt issue costs associated with the original credit facility, in accordance with ASC 470-50, Debt Modifications and Extinguishments.
Senior Convertible Notes
On December 21, 2010, we issued $150,000 in aggregate principal amount of our 6.25% senior convertible notes due 2015 (“Senior Convertible Notes”) for net proceeds following underwriting expenses of approximately $145,200. Interest on the Senior Convertible Notes is paid semi-annually in arrears on June 15 and December 15, at a rate of 6.25% per year, commencing June 15, 2011. The Senior Convertible Notes mature on December 15, 2015 unless converted earlier. The Senior Convertible Notes are convertible into shares of Common Stock at an initial conversion rate and conversion rate at December 31, 2010 of 88.0902 shares of Common Stock per $1,000 principal amount of Senior Convertible Notes, which is equivalent to a conversion price of approximately $11.352 per share of Common Stock, subject to adjustment in certain circumstances. The conversion rate for the Senior Convertible Notes will be increased if monthly cash dividends paid to common shares exceed the rate of $0.101125 cents per share, subject to adjustment.
In no event will the total number of shares of common stock issuable upon conversion exceed 96.8992 per $1,000 principal amount of the Senior Convertible Notes (the “conversion rate cap”), except that, to the extent we receive written guidance or a no-action letter from the staff of the Securities and Exchange Commission (the “Guidance”) permitting us to adjust the conversion rate in certain instances without regard to the conversion rate cap and to make the Senior Convertible Notes convertible into certain reference property in accordance with certain reclassifications, business combinations, asset sales and corporate events by us without regard to the conversion rate cap, we will make such adjustments without regard to the conversion rate cap and will also, to the extent that we make any such adjustment without regard to the conversion rate cap pursuant to the Guidance, adjust the conversion rate cap accordingly. We will use our commercially reasonable efforts to obtain such Guidance as promptly as practicable.
Prior to obtaining the Guidance, we will not engage in certain transactions that would result in an adjustment to the conversion rate increasing the conversion rate beyond what it would have been in the absence of such transaction unless we have engaged in a reverse stock split or share combination transaction such that in our reasonable best estimation, the conversion rate following the adjustment for such transaction will not be any closer to the conversion rate cap than it would have been in the absence of such transaction.
Upon conversion, unless a holder converts after a record date for an interest payment but prior to the corresponding interest payment date, the holder will receive a separate cash payment with respect to the Notes surrendered for conversion representing accrued and unpaid interest to, but not including the conversion date. Any such payment will be made on the settlement date applicable to the relevant conversion on the Senior Convertible Notes.

No holder of Senior Convertible Notes will be entitled to receive shares of our common stock upon conversion to the extent (but only to the extent) that such receipt would cause such converting holder to become, directly or indirectly, a beneficial owner (within the meaning of Section 13(d) of the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder) of more than 5.0% of the shares of our common stock outstanding at such time. The 5.0% limitation shall no longer apply following the effective date of any fundamental change. We will not issue any shares in connection with the conversion or redemption of the Notes which would equal or exceed 20% of the shares outstanding at the time of the transaction in accordance with NASDAQ rules.
Subject to certain exceptions, holders may require us to repurchase, for cash, all or part of their Notes upon a fundamental change at a price equal to 100% of the principal amount of the Notes being repurchased plus any accrued and unpaid interest up to, but excluding, the fundamental change repurchase date. In addition, upon a fundamental change that constitutes a non-stock change of control we will also pay holders an amount in cash equal to the present value of all remaining interest payments (without duplication of the foregoing amounts) on such Senior Convertible Notes through and including the maturity date.
For the period from December 21, 2010 (the date of issuance of the notes) to December 31, 2010, we recorded $280 of interest costs and amortization of financing costs as interest expense.
During the six months ended December 31, 2010, we raised $177,718 of additional equity, net of offering costs, by issuing 18,494,476 shares of our common stock below net asset value diluting shareholder value by $0.11 per share. The following table shows the calculation of net asset value per share as of December 31, 2010 and June 30, 2010:

	As of December 31, 2010		As of June 30, 2010
Net Assets	$903,190		$711,424
Shares of common stock outstanding	88,115,382		69,086,862

Net asset value per share	$10.25	(1)	$10.30

(1)
Our most recently estimated NAV per share is $10.15 on an as adjusted basis solely to give effect to our issuance of common shares on January 31, 2011 in connection with our dividend reinvestment plan and dividends of $0.101125 per share with a January 31, 2011 record date, versus $10.25 determined by us as of December 31, 2010. NAV as of February 9, 2011 may be higher or lower than $10.15 based on potential changes in valuations and earnings since December 31, 2010. Our Board of Directors has not yet determined the fair value of portfolio investments subsequent to December 31, 2010. Our Board of Directors determines the fair value of our portfolio investments on a quarterly basis in connection with the preparation of quarterly financial statements and based on input from an independent valuation firm, our Investment Advisor and the audit committee of our Board of Directors.

At December 31, 2010, we had 88,115,382 of our common stock issued and outstanding.
Results of Operations
Net increase (decrease) in net assets resulting from operations for the three months ended December 31, 2010 and 2009 was $31,940 and ($14,520), respectively, representing $0.38 and ($0.25) per weighted average share, respectively. During the three months ended December 31, 2010, we experienced net unrealized and realized gains of $12,861 or approximately $0.15 per weighted average share primarily from significant write-ups of our investments in Biotronic, Fischbein, Iron Horse, Maverick, NRG and R-V, and our sale of Miller common stock for which we realized a gain of $5,415. These instances of appreciation were partially offset by unrealized depreciation in H&M, ICS, Stryker and Wind River. During the three months ended December 31, 2009, we experienced net unrealized and realized losses of $33,778 or approximately $0.59 per weighted average share due primarily to the impairment of Yatesville (See Investment Valuations for further discussion.). The $51,228 realized loss for Yatesville was partially offset by write-ups of our investments in Ajax, Coalbed, Deb Shops, H&M, NRG, R-V and Wind River.
Net increase (decrease) in net assets resulting from operations for the six months ended December 31, 2010 and 2009 was $57,520 and ($20,898), respectively, representing $0.73 and ($0.39) per weighted average share, respectively. During the six months ended December 31, 2010, we experienced net unrealized and realized gains of $17,446 or approximately $0.22 per weighted average share primarily from significant write-ups of our investments in AIRMALL, Ajax, Copernicus, Fischbein, Iron Horse and Maverick, and our sale of Miller common stock for which we realized a gain of $5,415. These instances of unrealized appreciation were partially offset by unrealized depreciation in H&M, ICS, NRG, Stryker and Wind River. During the six months ended December 31, 2009, we experienced net unrealized and realized losses of $52,474 or approximately $0.97 per weighted average share due primarily due to the impairment of Yatesville.

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
Investment income, which consists of interest income, including accretion of loan origination fees and prepayment penalty fees, dividend income and other income, including settlement of net profits interests, overriding royalty interests and structuring fees, was $33,300 and $31,801 for the three months ended December 31, 2010 and December 31, 2009, respectively. Investment income was $68,512 and $53,318 for the six months ended, December 31, 2010 and December 31, 2009, respectively. Investment income for the three and six months ended December 31, 2009 included income from the Patriot acquisition, for which we recognized a gain from the acquisition of $8,632 and accelerated purchase discount accretion of $4,560. There was no acceleration recorded during the three months ended December 31, 2010, and $2,728 of accelerated purchase discount recorded during the six months ended December 31, 2010. Pro-forma for these adjustments our total investment income would have been $46,492 and $78,976 for the three and six months ended December 31, 2010, respectively. The primary driver of the increase in investment income is the deployment of additional capital in revenue-producing assets through increased origination and a full period benefit of the assets acquired in the Patriot acquisition. This increase is partially offset by a decline in dividend income from GSHI. The following table describes the various components of investment income and the related levels of debt investments:

	For The Three Months Ended		For The Six Months Ended
	December 31,		December 31,
	2010	2009	2009	2009

Interest income	$27,362	$18,539	$56,283	$33,374
Dividend income	3,371	4,170	5,565	10,388
Other income	2,567	9,092	6,664	9,556

Total investment income	$33,300	$31,801	$68,512	$53,318

Average debt principal of investments	$898,234	$571,809	$881,155	$535,069

Weighted-average interest rate earned	11.92%	12.86%	12.50%	12.37%

Average interest income producing assets have increased from $571,809 for the three months ended December 31, 2009 to $898,674 for the three months ended December 31, 2010. The average yield on interest bearing assets decreased from 12.86% for the three months ended December 31, 2009 to 11.92% for the three months ended December 31, 2010. This decrease is primarily due to the Patriot acquisition, for which we recognized purchase discount accretion of $5,320 and $1,305 during the three months ended December 31, 2009 and December 31, 2010, respectively. The discount accretion for the three months ended December 31, 2009 includes $4,560 of accelerated accretion from early repayments of ADAPCO, Inc., Quartermaster, Inc. and Aylward Enterprises, LLC. There were no early repayments resulting in accelerated accretion during the three months ended December 31, 2010.

Investment income is also generated from dividends and other income. Dividend income has declined from $4,170 to $3,371 for the three months ended December 31, 2009 and December 31, 2010 and from $10,388 to $5,565 for the six months ended December 31, 2009 and December 31, 2010, respectively. The decrease in dividend income is primarily attributable to the level of dividends received from our investment in GSHI. We received dividends from GSHI of $4,000 and $2,100 during the three months ended December 31, 2009 and December 31, 2010, respectively. We received dividends from GSHI of $10,000 and $3,850 during the six months ended December 31, 2009 and December 31, 2010, respectively.
Other income has come primarily from structuring fees, overriding royalty interests, and settlement of net profits interests. Income from other sources, excluding the gain on the Patriot acquisition, increased from $460 for the three months ended December 31, 2009 to $2,567 for the three months ended December 31, 2010. This $2,107 increase is primarily due to $2,227 of structuring fees recognized during the three months ended December 31, 2010 related to American Gilsonite, Jordan, Royal, Snacks Holding Corporation and VPSI as origination efforts increased. During the three months ended December 31, 2009 we recognized $8 of structuring fees. Comparing the six months ended December 31, 2009 to the six months ended December 31, 2010, other income increased from $924 to $6,664. This $5,740 increase is primarily due to $5,675 of structuring fees recognized during the six months ended December 31, 2010 primarily related to AIRMALL, American Gilsonite, Jordan, Progrexion, Royal, Snacks Holding Corporation, and VPSI. During the three months ended December 31, 2009 we recognized $13 of structuring fees. In addition, during the three and six months ended December 31, 2009 we recognized a gain from the Patriot acquisition of $8,632, which was included in other income.
Operating Expenses
Our primary operating expenses consist of investment advisory fees (base management and income incentive fees), borrowing costs, legal and professional fees and other operating and overhead-related expenses. These expenses include our allocable portion of overhead under the Administration Agreement with Prospect Administration under which Prospect Administration provides administrative services and facilities for us. Our investment advisory fees compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions in accordance with our Administration Agreement with Prospect Administration. Operating expenses were $14,220 and $12,543 for the three months ended December 31, 2010 and December 31, 2009, respectively. Operating expenses were $28,437 and $21,742 for the six months ended December 31, 2010 and December 31, 2009, respectively.
The base investment advisory expenses were $4,903 and $3,176 for the three months ended December 31, 2010 and December 31, 2009, respectively. The base investment advisory expenses were $9,179 and $6,385 for the six months ended December 31, 2010 and December 31, 2009, respectively. This increase is directly related to our growth in total assets. For the three months ended December 31, 2010 and December 31, 2009, we incurred $4,769 and $4,816, respectively, of income incentive fees. For the six months ended December 31, 2010 and December 31, 2009, we incurred $10,018 and $7,896, respectively, of income incentive fees. The $2,122 increase in the income incentive fee for the respective six-month period is driven by an increase in pre-incentive fee net investment income from $39,472 for the six months ended December 31, 2009 to $50,093 for the six months ended December 31, 2010, primarily due to an increase in interest income from a larger asset base. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
During the three and six months ended December 31, 2010, we incurred $2,261 and $4,522, respectively, of expenses related to our Syndicated Facility and Senior Convertible Notes. This compares with expenses of $1,995 and $3,369 incurred during the three and six months ended December 31, 2009, respectively. These expenses are related directly to the leveraging capacity put into place for each of those periods and the levels of indebtedness actually undertaken during those quarters. The table below describes the various expenses of our Syndicated Facility and Senior Convertible Notes and the related indicators of leveraging capacity and indebtedness during these periods.

	For The Three Months Ended		For The Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Interest on borrowings	$512	$266	$1,461	$393
Amortization of deferred financing costs	1,144	1,282	2,134	2,106
Commitment and other fees	605	447	927	870

Total	$2,261	$1,995	$4,522	$3,369

Weighted-average debt outstanding	$41,139	$17,609	$64,249	$13,003

Weighted-average interest rate on borrowings	4.87%	6.00%	4.45%	6.00%

Facility amount at beginning of period	$240,000	$195,000	$210,000	$195,000

The decrease in our interest rate from 2009 to 2010 is primarily the result of the closing of our current facility on June 11, 2010. At that time, the borrowing rate and Libor floor decreased by 75 basis points and 100 basis points, respectively. The higher interest rate during the three months ended December 31, 2010 versus the six months then ended reflects the issuance of Senior Convertible Notes on December 21, 2010.
As our asset base has grown and we have added complexity to our capital raising activities, due, in part, to our assumption of the sub-administration role from Vastardis, we have commensurately increased the size of our administrative and financial staff, accounting for a significant increase in the overhead allocation from Prospect Administration. Over the last year, Prospect Administration has kept its staffing levels relatively constant along with the costs passed through. As our portfolio continues to grow, we expect to increase the size of our administrative and financial staff on a basis that provides increasing returns to scale. However, initial investments in administrative and financial staff may not provide returns to scale immediately, perhaps not until the portfolio increases to a greater size. Other allocated expenses from Prospect Administration will increase along with the increase in staffing and asset base.
Total operating expenses, net of investment advisory fees and interest costs (“Other Operating Expenses”), were $2,287 and $2,556 for the three months ended December 31, 2010 and 2009, respectively. Other Operating Expenses were $4,718 and $4,092 for the six months ended December 31, 2010 and 2009, respectively. The $626 increase in Other Operating Expenses for the respective six-month period is primarily due to the increased size of our portfolio, for which we have incurred higher costs for legal and valuation services and administrative expenses.
Net Investment Income, Net Realized Gains, Increase (Decrease) in Net Assets from Net Change in Unrealized Appreciation (Depreciation) and Net Increase (Decrease) in Net Assets Resulting from Operations
Net investment income represents the difference between investment income and operating expenses. Our net investment income (“NII”) was $19,080 and $19,258 for the three months ended December 31, 2010 and December 31, 2009, respectively, or $0.23 per share and 0.33 per share, respectively. Our NII was $40,075 and $31,576 for the six months ended December 31, 2010 and December 31, 2009, respectively, or $0.51 per share and 0.59 per share, respectively. The primary source of the higher NII per share in 2009 is our recognition of a gain on the Patriot acquisition of $8,632 in December 2009. Also affecting NII per share is the accelerated accretion of original purchase discounts of $4,560 which were recognized in the quarter ended December 31, 2009. During the quarter ended September 30, 2010, we recognized $2,728 of accelerated accretion of original purchase discounts. No accelerated accretion of original purchase discounts was recognized in the quarter ended December 31, 2010. If these two sources of adjustment to NII per share were removed and adjustments made for the effects on advisory fees, NII per share would have been $0.23 per share and $0.15 per share for the three months ended December 31, 2010 and 2009, respectively, and $0.48 per share and $0.39 per share for the six months ended December 31, 2010 and 2009, respectively. We anticipate NII per share will increase as we utilize prudent term leverage to finance our growth.
Net realized gains (losses) were $4,489 and ($51,229) for the three months ended December 31, 2010 and December 31, 2009, respectively. Net realized gains (losses) were $5,016 and ($51,229) for the six months ended December 31, 2010 and December 31, 2009, respectively. The net realized gain for the three and six months ended December 31, 2010 was due primarily to the sale of our common stock in Miller. The net realized loss of $51,229 for the three months ended December 31, 2009 was due primarily to the impairment of Yatesville. See Investment Valuations for further discussion.

Net increase in net assets from changes in unrealized appreciation (depreciation) was $8,371 and $17,451 for the three months ended December 31, 2010 and December 31, 2009, respectively. For the three months ended December 31, 2010, the $8,371 increase in net assets from the net change in unrealized appreciation (depreciation) was driven by significant write-ups of our investments in Biotronic, Fischbein, Iron Horse, Maverick, Miller, NRG and R-V. These instances of unrealized appreciation were partially offset by unrealized depreciation in H&M, ICS, Stryker and Wind River. For the three months ended December 31 2009, the $17,451 increase in net assets from the net change in unrealized appreciation (depreciation) was driven primarily by write-ups of our investments in Ajax, Coalbed, Deb Shops, H&M, NRG, R-V and Wind River.
Net increase in net assets from changes in unrealized appreciation (depreciation) was $12,429 and ($1,245) for the six months ended December 31, 2010 and December 31, 2009, respectively. For the six months ended December 31, 2010, the $12,429 increase in net assets from the net change in unrealized appreciation (depreciation) was driven by significant write-ups of our investments in Airmall, Ajax, Copernicus, Fischbein, Iron Horse, Maverick and Miller. These instances of unrealized appreciation were partially offset by unrealized depreciation in H&M, ICS, NRG, Stryker and Wind River.
Financial Condition, Liquidity and Capital Resources
For the six months ended December 31, 2010 and December 31, 2009, our operating activities (used) provided ($176,337) and $155,128 of cash, respectively. Investing activities used $106,586 of cash during the six months ended December 31, 2009. Financing activities provided $179,275 and $54,640 of cash during the six months ended December 31, 2010 and December 31, 2009, respectively, which included the payments of dividends of $41,483 and $36,469, during the six months ended December 31, 2010 and December 31, 2009, respectively.
Our primary uses of funds have been to continue to invest in our investments in portfolio companies, to add new companies to our investment portfolio, to acquire Patriot, to repay outstanding borrowings and to make cash distributions to holders of our common stock.
We have and expect to continue to fund a portion of our cash needs through borrowings from banks, issuances of senior securities or secondary offerings. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the six months ended December 31, 2010, we borrowed $180,500 and made repayments totaling $280,800 under our revolving credit facility. As of December 31, 2010, we had no outstanding borrowings on our revolving credit facility and $150,000 outstanding on our Senior Convertible notes (See Note 6 to our consolidated financial statements.)
On March 4, 2010, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $257,676 of additional equity securities as of December 31, 2010.
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

On September 24, 2010, we established a third at-the-market program, as we had sold all the shares authorized in the preceding programs, through which we may sell, from time to time and at our discretion, 6,000,000 shares of our common stock. We engaged three broker-dealers to act as potential agents and sell our common stock directly into the market over a period of time. We currently pay a 2% commission to the broker-dealer on shares sold. Through this program we issued 5,231,956 shares of our common stock at an average price of $9.86 per share, raising $51,597 of gross proceeds, from September 29, 2010 through November 3, 2010.
On November 10, 2010, we established a fourth at-the-market program, as we had sold all the shares authorized in the preceding programs, through which we may sell, from time to time and at our discretion, 9,750,000 shares of our common stock. We engaged three broker-dealers to act as potential agents and sell our common stock directly into the market over a period of time. We currently pay a 2% commission to the broker-dealer on shares sold. Through this program we issued 4,513,920 shares of our common stock at an average price of $10.00 per share, raising $45,147 of gross proceeds, from November 16, 2010 through December 15, 2010.
Our Board of Directors, pursuant to the Maryland General Corporation Law, executed Articles of Amendment to increase the number of shares authorized for issuance from 100,000,000 to 200,000,000 in the aggregate. The amendment became effective August 31, 2010.
Off-Balance Sheet Arrangements
At December 31, 2010, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than those which originate from 1) the investment advisory and management agreement and the administration agreement and 2) the portfolio companies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates and equity price risk. At December 31, 2010, most of the loans in our portfolio bore interest at fixed interest rates. Several of our floating rate loans have floors which have effectively converted the loans to fixed rate loans in the current interest rate environment. At December 31, 2010, the principal value of loans totaling $9,925 bear interest at floating rates.
If we continue to invest in fixed rate loans, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the three months ended December 31, 2010, we did not engage in interest rate hedging activities.
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
There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such of these matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any such litigation as of December 31, 2010.
Item 1A. Risk Factors
There have been no material changes to our risk factors as previously disclosed in our most recent 10-K filing.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table reflects the history of shares issued under the dividend reinvestment plan:

		Aggregate Offering Price
Record Date/Issuance Date	Shares Issued	(in 000s)	% of Dividend
March 23, 2006 / March 30, 2006	6,841	$111	5.2%
June 23, 2006 / June 30, 2006	7,932	130	5.4%
September 22, 2006 / September 29, 2006	80,818	1,273	26.2%
December 29, 2006 / January 5, 2007	108,047	1,850	25.5%
March 23, 2007 / March 30, 2007	93,843	1,595	20.8%
June 22, 2007 / June 29, 2007	69,834	1,190	15.3%
September 19, 2007 / September 28, 2007	72,073	1,243	15.9%
March 31, 2008 / April 16, 2008	99,241	1,510	14.4%
September 30, 2008 / October 16, 2008	117,549	1,506	12.7%
December 31, 2008 / January 20, 2009	148,200	1,774	14.8%
March 31, 2009 / April 20, 2009	214,456	1,827	14.4%
July 8, 2009 / July 20, 2009	297,274	2,901	14.8%
October 8, 2010 / October 19, 2009	233,523	2,457	11.0%
December 31, 2009 / January 25, 2010	236,985	2,896	11.2%
March 31, 2010 / April 23, 2010	248,731	2,962	11.2%
June 30, 2010 / July 30, 2010	83,875	822	11.9%
July 30, 2010 / August 31, 2010	89,620	833	11.4%
August 31, 2010 / September 30, 2010	90,006	876	11.5%
September 30, 2010 / October 29, 2010	92,999	913	11.6%
October 29, 2010 / November 30, 2010	87,941	865	10.0%
November 30, 2010 / December 31, 2010	89,603	970	10.9%
December 31, 2010 / January 31, 2011	84,155	958	10.8%
The following table reflects recent sales of unregistered common stock:

		Gross
	Number of	Proceeds	Underwriting	Offering	Offering
Issuances of Common Stock	Shares Issued	Raised	Fees	Expenses	Price

August 20, 2009	3,449,686	$29,322	—	$117	$8.500

September 24, 2009	2,807,111	$25,264	—	$840	$9.000

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
Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
The 2010 Annual Meeting of the Stockholders of the Company (“Meeting”) was convened at the offices of the Company on Friday, December 10, 2010, at 10:30 a.m. and it was determined that a quorum was established and that the proposals before the Company’s stockholders were approved as follows:
To re-elect one Class I director of the Company, to serve for a term of one year, or until a successor is duly elected and qualified.

			% of Shares
Class I Director		Votes Cast	Voted

William J. Gremp	For	50,179,155	93.32%
	Withheld	3,589,210	6.68%
To elect two Class III directors of the Company, to serve for a term of three years, or until a successor is duly elected and qualified.

			% of Shares
Class III Directors		Votes Cast	Voted

Eugene S. Stark	For	50,772,994	94.46%
	Withheld	2,975,371	5.54%

John F. Barry III	For	50,617,566	94.18%
	Withheld	3,130,799	5.82%
To ratify the selection of BDO USA LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2011.

		% of Voted
	Total Votes	Shares
For	52,125,201	96.95%
Against	1,061,854	1.98%
Abstained	561,312	1.04%
Broker non-votes	15,104	0.03%
To approve a proposal to authorize the Company, pursuant to approval of its Board of Directors, to sell or otherwise issue shares of its common stock at a price or prices below the Company’s then current net asset value per share in one or more offerings during the next year.

		% of Voted
	Total Votes	Shares
For	38,958,433	72.46%
Against	8,441,417	15.70%
Abstained	882,066	1.64%
Broker non-votes	5,481,554	10.20%

Item 5. Other Information
None.
Item 6. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

2.1	Agreement and Plan of Merger by and between Patriot Capital Funding, Inc. and Prospect Capital Corporation, dated as of August 3, 2009 (10)

3.1	Articles of Incorporation (1)

3.2	Articles of Amendment and Restatement (2)

3.3	Articles of Amendment (6)

3.4	Articles of Amendment and Restatement (13)

3.5	Amended and Restated Bylaws (16)

4.1	Form of Share Certificate (2)

4.2	Indenture dated as of December 21, 2010 relating to the 6.25% Senior Convertible Notes, by and between the Registrant and American Stock Transfer & Trust Company, as Trustee (14)

10.1	Form of Investment Advisory Agreement between Registrant and Prospect Capital Management LLC (2).

10.2	Form of Custodian Agreement (3).

10.3	Form of Administration Agreement between Registrant and Prospect Administration LLC (2).

10.4	Form of Transfer Agency and Service Agreement (3).

10.5	Dividend Reinvestment Plan (2).

10.6	License Agreement between Registrant and Prospect Capital Management LLC (2).

10.7
Amended and Restated Loan and Servicing Agreement dated June 25, 2009 among Prospect Capital Funding LLC, Prospect Capital Corporation and Coöperative Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch (9).

10.8
Amended and Restated Loan and Servicing Agreement dated June 11, 2010 among Prospect Capital Funding LLC, Prospect Capital Corporation, the lenders from time to time party thereto, the managing agents from time to time party thereto, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch and Key Equipment Finance Inc. as Syndication Agents, U.S. Bank National Association as Calculation Agent, Paying Agent and Documentation Agent, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch as FacilityAgent (12).

10.9
Third Amended and Restated Loan and Servicing Agreement dated as of January 13, 2011 among Prospect Capital Funding LLC, Prospect Capital Corporation, the lenders from time to time party thereto, the managing agents from time to time party thereto, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch and Key Equipment Finance Inc. as Syndication Agents, U.S. Bank National Association as Calculation Agent, Paying Agent and Documentation Agent, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch as Facility Agent (15).

10.10	Equity Distribution Agreement by and between Prospect Capital Corporation and Barclays Capital Inc, dated November 10, 2010 (11)

10.11	Equity Distribution Agreement by and between Prospect Capital Corporation and RBC Capital Markets Corporation, dated November 10, 2010 (11)

10.12		Equity Distribution Agreement by and between Prospect Capital Corporation and BB&T Capital Markets, dated November 10, 2010 (11)

10.13		Equity Distribution Agreement by and between Prospect Capital Corporation and KeyBanc Capital Markets Inc., dated November 10, 2010 (11)

10.14		Form of Equity Distribution Agreement (17)

11		Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).

12		Computation of Ratios (included in the notes to the financial statements contained in this report).

14		Code of Conduct (8)

16		Letter regarding change in certifying accountant (4).

21		Subsidiaries of the Registrant: (included in the notes to the consolidated financial statements contained in this annual report). (7)

22.1		Proxy Statement (5).

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Filed herewith.

(1)
Incorporated by reference to the corresponding exhibit number to the Registrant’s Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-114552), filed on April 16, 2004.

(2)	Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-114522), filed on July 6, 2004.

(3)	Incorporated by reference to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-114522), filed on July 23, 2004.

(4)	Incorporated by reference to the form 8-K/A (File No. 814-00659), filed on January 21, 2005.

(5)	Incorporated by reference from the Registrant’s Proxy Statement filed on October 20, 2008.

(6)	Incorporated by reference from the Registrant’s Registration Statement on Form N-2 (File No. 333-143819) filed on September 5, 2007.

(7)	Incorporated by reference from the Registrant’s Form 10-K filed on September 28, 2007.

(8)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2008.

(9)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed on June 26, 2009.

(10)	Incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on August 5, 2009

(11)	Incorporated by reference to Post-Effective Amendment No. 5 to the Registrant’s Registration Statement on Form N-2 (File No. 333-164270), filed on November 10, 2010.

(12)	Incorporated by reference Exhibit 99.1 of the Registrant’s Form 8-K filed on June 15, 2010.

(13)	Incorporated by reference from the Registrant’s Form 8-K filed on September 7, 2010.

(14)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on December 21, 2010.

(15)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed on January 20, 2011.

(16)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on September 21, 2009.

(17)	Incorporated by reference from the Registrant’s Registration Statement on Form N-2 (File No. 333-170724) filed on January 26, 2011.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 9, 2011.

PROSPECT CAPITAL CORPORATION
By:	/s/ John F. Barry III
John F. Barry III
Chief Executive Officer and Chairman of the Board