Form 10-Q
period 2011-03-31
PROSPECT CAPITAL CORP
filed 2011-05-10
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2011

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

Large Accelerated Filer ☒  Accelerated Filer  ☐  Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes   ☒ No

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 10, 2011 was 97,435,188.

PROSPECT CAPITAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2011

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

March 31, 2011 and June 30, 2010

(in thousands, except share and per share data)

	March 31, 2011 (Unaudited)	June 30, 2010 (Audited)
Assets (Note 5)
Investments at fair value:
Control investments (cost of $235,879 and $185,720, respectively)	$275,349	$195,958
Affiliate investments (cost of $56,594 and $65,082, respectively)	70,754	73,740
Non-control/Non-affiliate investments (cost of $881,166 and $477,957, respectively)	867,414	478,785
Total investments at fair value (cost of $1,173,639 and $728,759, respectively, Note 4)	1,213,517	748,483

Investments in money market funds	94,919	68,871
Cash	2,395	1,081
Receivables for:
Interest, net	10,728	5,356
Dividends	60	1
Other	561	419
Prepaid expenses	496	371
Deferred financing costs, net	16,186	7,579
Other assets	—	534
Total Assets	1,338,862	832,695

Liabilities
Credit facility payable (Note 5)	47,500	100,300
Senior convertible notes (Note 6)	322,500	—
Payable for securities purchased	31,984	—
Dividends payable	8,940	6,909
Due to Prospect Administration (Note 10)	1,456	294
Due to Prospect Capital Management (Note 10)	6,353	9,006
Accrued expenses	5,319	4,057
Other liabilities	1,889	705
Total Liabilities	425,941	121,271

Net Assets	$912,921	$711,424

Components of Net Assets
Common stock, par value $0.001 per share (200,000,000 and 100,000,000
common shares authorized, respectively; 88,358,811 and 69,086,862 issued and outstanding, respectively) (Note 7)	$88	$69
Paid-in capital in excess of par (Note 7)	991,658	805,918
Distributions in excess of net investment income	(21,202)	(9,692)
Accumulated realized losses on investments	(97,501)	(104,595)
Unrealized appreciation on investments	39,878	19,724
Net Assets	$912,921	$711,424

Net Asset Value Per Share	$10.33	$10.30

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

For The Three and Nine Months Ended March 31, 2011 and 2010

(in thousands, except share and per share data)

(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Investment Income
Interest Income: (Note 4)
Control investments (Net of foreign withholding tax of $0, $0, $0, and ($19), respectively)	$5,180	$4,494	$15,798	$14,137
Affiliate investments	3,049	2,731	9,523	5,119
Non-control/Non-affiliate investments	26,275	20,722	65,466	42,065
Total interest income	34,504	27,947	90,787	61,321

Dividend income:
Control investments	2,760	2,300	6,810	12,660
Non-control/Non-affiliate investments	—	—	1,508	—
Money market funds	3	1	10	29
Total dividend income	2,763	2,301	8,328	12,689

Other income: (Note 8)
Control investments	2	235	1,787	243
Affiliate investments	22	6	176	73
Non-control/Non-affiliate investments	7,282	1,516	12,007	2,365
Gain on Patriot acquisition (Note 3)	—	—	—	8,632
Total other income	7,306	1,757	13,970	11,313
Total Investment Income	44,573	32,005	113,085	85,323

Operating Expenses
Investment advisory fees:
Base management fee (Note 10)	6,037	3,576	15,216	9,961
Income incentive fee (Note 10)	5,997	4,744	16,015	12,640
Total investment advisory fees	12,034	8,320	31,231	22,601

Interest and credit facility expenses	5,660	2,111	10,182	5,480
Legal fees	283	146	763	536
Valuation services	262	231	711	504
Audit, compliance and tax related fees	168	181	649	682
Allocation of overhead from Prospect Administration (Note 10)	1,669	840	3,309	2,520
Insurance expense	74	64	217	190
Directors’ fees	64	64	191	192
Potential merger expenses (Note 11)	—	925	—	925
Other general and administrative expenses	403	149	1,801	1,143
Total Operating Expenses	20,617	13,031	49,054	34,773

Net Investment Income	23,956	18,974	64,031	50,550

Net realized gain (loss) on investments (Note 4)	2,078	(2)	7,094	(51,231)
Net change in unrealized appreciation (depreciation) on investments (Note 4)	7,725	6,968	20,154	5,723

Net Increase in Net Assets Resulting from Operations	$33,759	$25,940	$91,279	$5,042

Net increase in net assets resulting from operations per share: (Note 9 and Note 14)	$0.38	$0.41	$1.11	$0.09
Dividends declared per share	$0.30	$0.41	$0.91	$1.23

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

For The Nine Months Ended March 31, 2011 and 2010
(in thousands, except share data)
(Unaudited)

	For The Nine Months Ended

	March 31, 2011	March 31, 2010

Increase in Net Assets from Operations:
Net investment income	$64,031	$50,550
Net realized gain (loss) on investments	7,094	(51,231)
Net change in unrealized appreciation (depreciation) on investments	20,154	5,723
Net Increase in Net Assets Resulting from Operations	91,279	5,042

Dividends to Shareholders	(75,541)	(94,125)

Capital Share Transactions:
Net proceeds from capital shares sold	178,317	108,858
Less: Offering costs of public share offerings	(724)	(1,606)
Fair value of equity issued in conjunction with Patriot acquisition	—	92,800
Reinvestment of dividends	8,166	8,254
Net Increase in Net Assets Resulting from Capital Share Transactions	185,759	208,306

Total Increase in Net Assets	201,497	119,223
Net assets at beginning of period	711,424	532,596
Net Assets at End of Period	$912,921	$651,819

Capital Share Activity:
Shares sold	18,494,476	12,243,297
Shares issued for Patriot acquisition	—	8,444,068
Shares issued through reinvestment of dividends/distributions	777,473	767,782
Net increase in capital share activity	19,271,949	21,455,147
Shares outstanding at beginning of period	69,086,862	42,943,084

Shares Outstanding at End of Period	88,358,811	64,398,231

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Nine Months Ended March 31, 2011 and 2010
(in thousands, except share data)
(Unaudited)

	For The Nine Months Ended March 31,

	2011	2010

Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$91,279	$5,042
Net realized (gain) loss on investments	(7,094)	51,231
Net change in unrealized appreciation on investments	(20,154)	(5,723)
Accretion of purchase discount on investments	(10,874)	(15,865)
Amortization of deferred financing costs	3,628	3,427
Gain on Patriot acquisition	—	(8,632)

Change in operating assets and liabilities:
Payments for purchases of investments	(632,526)	(64,390)
Payment-in-kind interest	(8,510)	(4,299)
Proceeds from sale of investments and collection of investment principal	214,124	96,338
Purchases of cash equivalents	—	(199,997)
Sales of cash equivalents	—	199,997
Net (increase) decrease investments in money market funds	(26,048)	75,724
(Increase) decrease in interest receivable	(5,372)	2,653
(Increase) decrease in dividends receivable	(59)	27
(Increase) decrease in other receivables	(142)	167
Increase in prepaid expenses	(125)	(43)
Decrease in due from Prospect Administration	—	1,500
Decrease (increase) in other assets	534	(534)
Increase (decrease) in due to Prospect Administration	1,162	(599)
(Decrease) increase in due to Prospect Capital Management	(2,653)	3,960
Increase in payable for securities purchased	31,984	1,743
Increase (decrease) in accrued expenses	1,262	(626)
Increase in other liabilities	1,184	1,031
Net Cash (Used In) Provided By Operating Activities	(368,400)	142,132

Cash Flows from Investing Activities:
Acquisition of Patriot, net of cash acquired (Note 3)	—	(106,586)
Net Cash Used In Investing Activities	—	(106,586)

Cash Flows from Financing Activities:
Issuance of Senior Convertible Notes (Note 6)	322,500	—
Borrowings under credit facility	259,100	115,000
Payments under credit facility	(311,900)	(185,600)
Financing costs paid and deferred	(12,235)	(1,424)
Net proceeds from issuance of common stock	178,317	108,858
Offering costs from issuance of common stock	(724)	(1,606)
Dividends paid	(65,344)	(59,467)
Net Cash Provided By Financing Activities	369,714	(24,239)

Total Increase in Cash	1,314	11,307
Cash balance at beginning of period	1,081	9,942
Cash Balance at End of Period	$2,395	$21,249

Cash Paid For Interest	$1,377	$865
Non-Cash Financing Activity:
Amount of shares issued in connection with Patriot acquisition	$—	$92,800
Amount of shares issued in connection with dividend reinvestment plan	$8,166	$8,254

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2011 and June 30, 2010
(in thousands, except share data)

			March 31, 2011
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (25.00% or greater of voting control)

AIRMALL USA, Inc (28)	Pennsylvania / Property Management	Senior Secured Term Loan (12.00%, due 6/30/2015)(3), (4)	$30,000	$30,000	$30,000	3.3%
		Senior Subordinated Term Loan (12.00% plus 6.00% PIK, due 12/31/2015)	12,500	12,500	12,500	1.4%
		Convertible Preferred Stock (9,919.684 shares)		9,920	9,226	1.0%
		Common Stock (100 shares)		—	—	0.0%
				52,420	51,726	5.7%
Ajax Rolled Ring & Machine, Inc.	South Carolina / Manufacturing	Senior Secured Note — Tranche A (10.50%, due 4/01/2013)(3), (4)	20,717	20,717	20,717	2.3%
		Subordinated Secured Note — Tranche B (11.50% plus 6.00% PIK, due 4/01/2013)(3), (4)	15,035	15,035	10,783	1.2%
		Convertible Preferred Stock — Series A (6,142.6 shares)		6,057	—	0.0%
		Unrestricted Common Stock (6 shares)		—	—	0.0%
				41,809	31,500	3.5%
AWCNC, LLC(20)	North Carolina / Machinery	Members Units — Class A (1,800,000 units)		—	—	0.0%
		Members Units — Class B-1 (1 unit)		—	—	0.0%
		Members Units — Class B-2 (7,999,999 units)		—	—	0.0%
				—	—	0.0%
Borga, Inc.	California / Manufacturing	Revolving Line of Credit — $1,000 Commitment (5.00% plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)(4), (26)	1,000	945	850	0.1%
		Senior Secured Term Loan B (8.50% plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)(4)	1,612	1,500	956	0.1%
		Senior Secured Term Loan C (12.00% plus 4.00% PIK plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)	8,890	707	—	0.0%
		Common Stock (100 shares)(22)		—	—	0.0%
		Warrants (33,750 warrants)(22)		—	—	0.0%
				3,152	1,806	0.2%
C&J Cladding LLC	Texas / Metal Services and Minerals	Membership Interest (400 units)(23)		580	5,456	0.6%
				580	5,456	0.6%
Change Clean Energy Holdings, Inc. (“CCEHI” or “Biomass”)(5)	Maine / Biomass Power	Common Stock (1,000 shares)		2,540	—	0.0%
				2,540	—	0.0%
Fischbein, LLC	North Carolina / Machinery	Senior Subordinated Debt (13.00% plus 3.50% PIK, due 5/01/2013)	2,133	1,988	2,133	0.2%
		Membership Interest(25)		1,899	11,842	1.3%
				3,887	13,975	1.5%
Freedom Marine Services LLC(21)	Louisiana / Shipping Vessels	Subordinated Secured Note (12.00% plus 4.00% PIK, in non-accrual status effective 10/1/2010, due 12/31/2011)(4)	11,093	10,838	3,783	0.4%
		Net Profits Interest (22.50% payable on equity distributions)(7)		—	—	0.0%
				10,838	3,783	0.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2011 and June 30, 2010
(in thousands, except share data)

			March 31, 2011
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (25.00% or greater of voting control)

Gas Solutions Holdings, Inc.(8), (3)	Texas / Gas Gathering and Processing	Senior Secured Note (18.00%, due 12/11/2016)	$25,000	$25,000	$25,000	2.8%
		Junior Secured Note (18.00%, due 12/12/2016)	12,000	12,000	12,000	1.3%
		Common Stock (100 shares)		5,003	60,596	6.7%
				42,003	97,596	10.8%
Integrated Contract Services, Inc.(9)	North Carolina / Contracting	Secured Promissory Notes (15.00%, in non-accrual status effective 12/22/2010, due 3/21/2012 — 1/02/2013) (10)	1,363	1,361	1,363	0.1%
		Senior Demand Note (15.00%, in non-accrual status effective 11/1/2010, past due)(10)	1,170	1,170	317	0.0%
		Senior Secured Note (7.00% plus 7.00% PIK plus 6.00% default interest, in non-accrual status effective 10/09/2007, past due)	960	660	—	0.0%
		Junior Secured Note (7.00% plus 7.00% PIK plus 6.00% default interest, in non-accrual status effective 10/09/2007, past due)	14,003	14,003	—	0.0%
		Preferred Stock — Series A (10 shares)		—	—	0.0%
		Common Stock (49 shares)		679	—	0.0%
				17,873	1,680	0.1%
Iron Horse Coiled Tubing, Inc.(24)	Alberta, Canada / Production Services	Senior Secured Tranche 2 (Zero Coupon, due 12/31/2016)	2,338	2,338	2,142	0.2%
		Senior Secured Tranche 3 (2.00%, due 12/31/2016)	14,000	13,781	13,231	1.4%
		Common Stock (3,821 shares)		268	1,590	0.2%
				16,387	16,963	1.8%
Manx Energy, Inc. (“Manx”)(12)	Kansas / Oil & Gas Production	Appalachian Energy Holdings, LLC (“AEH”) — Senior Secured Note (8.00%, in non-accrual status effective 1/19/2010, due 1/19/2013)	2,203	2,000	345	0.0%
		Coalbed, LLC — Senior Secured Note (8.00%, in non-accrual status effective 1/19/2010, due 1/19/2013)(6)	6,608	5,991	1,034	0.1%
		Manx — Senior Secured Note (13.00%, in non-accrual status effective 1/19/2010, due 1/19/2013)	3,300	3,300	3,300	0.4%
		Manx — Preferred Stock (6,635 shares)		6,307	—	0.0%
		Manx — Common Stock (3,416,335 shares)		1,171	—	0.0%
				18,769	4,679	0.5%
NRG Manufacturing, Inc.	Texas / Manufacturing	Senior Secured Note (16.50%, due 8/31/2011)(3), (4)	13,080	13,080	13,080	1.4%
		Common Stock (800 shares)		2,317	19,826	2.2%
				15,397	32,906	3.6%
Nupla Corporation	California / Home & Office Furnishings, Housewares & Durable	Revolving Line of Credit — $2,000 Commitment (7.25% plus 2.00% default interest, due 9/04/2012)(4), (26)	1,093	999	1,093	0.1%
		Senior Secured Term Loan A (8.00% plus 2.00% default interest, due 9/04/2012)(4)	4,658	1,022	4,658	0.5%
		Senior Subordinated Debt (15.00% PIK, in non-accrual status effective 4/01/2009, due 3/04/2013)	3,767	—	334	0.0%
		Preferred Stock — Class A (2,850 shares)		—	—	0.0%
		Preferred Stock — Class B (1,330 shares)		—	—	0.0%
		Common Stock (2,360,743 shares)		—	—	0.0%
				2,021	6,085	0.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2011 and June 30, 2010
(in thousands, except share data)

			March 31, 2011
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (25.00% or greater of voting control)

R-V Industries, Inc.	Pennsylvania / Manufacturing	Warrants (200,000 warrants, expiring 6/30/2017)		$1,682	$1,931	0.2%
		Common Stock (545,107 shares)		5,086	5,263	0.6%
				6,768	7,194	0.8%
Yatesville Coal Holdings, Inc.(11)	Kentucky / Mining, Steel, Iron and Non-Precious Metals and Coal Production	Senior Secured Note (Non-accrual status effective 1/01/2009, due 12/31/2010)(4)	$1,035	1,035	—	0.0%
		Junior Secured Note (Non-accrual status effective 1/01/2009, due 12/31/2010)(4)	400	400	—	0.0%
		Common Stock (1,000 shares)		—	—	0.0%
				1,435	—	0.0%
		Total Control Investments		235,879	275,349	30.2%

Affiliate Investments (5.00% to 24.99% voting control)

Biotronic NeuroNetwork	Michigan / Healthcare	Senior Secured Note (11.50% plus 1.00% PIK, due 2/21/2013)(3), (4)	26,227	26,227	27,014	3.0%
		Preferred Stock Series A (9,925.455 shares)(13)		2,300	5,401	0.6%
		Preferred Stock Series B (1,753.64 shares)(13)		579	1,360	0.1%
				29,106	33,775	3.7%
Boxercraft Incorporated	Georgia / Textiles & Leather	Senior Secured Term Loan A (9.50%, due 9/16/2013)(3), (4)	2,950	2,611	2,884	0.3%
		Senior Secured Term Loan B (10.00%, due 9/16/2013)(3), (4)	4,767	3,973	4,637	0.5%
		Subordinated Secured Term Loan (12.00% plus 6.50% PIK, due 3/16/2014)(3)	7,601	6,295	7,520	0.8%
		Preferred Stock (1,000,000 shares)		—	408	0.0%
		Common Stock (10,000 shares)		—	—	0.0%
				12,879	15,449	1.6%
Smart, LLC(15)	New York / Diversified / Conglomerate Service	Membership Interest — Class B (1,218 units)		—	—	0.0%
		Membership Interest — Class D (1 unit)		—	—	0.0%
				—	—	0.0%
Sport Helmets Holdings, LLC(15)	New York / Personal & Nondurable Consumer Products	Revolving Line of Credit — $3,000 Commitment (5.75%, due 12/14/2013) (4), (26), (27)	—	—	—	0.0%
		Senior Secured Term Loan A (4.06%, due 12/14/2013)(3), (4)	2,350	1,416	2,335	0.3%
		Senior Secured Term Loan B (4.56%, due 12/14/2013)(3), (4)	7,331	5,495	7,331	0.8%
		Senior Subordinated Debt — Series A (12.00% plus 3.00% PIK, due 6/14/2014)(3)	7,493	6,196	7,493	0.8%
		Senior Subordinated Debt — Series B (10.00% plus 5.00% PIK, due 6/14/2014)(3)	1,409	1,044	1,409	0.2%
		Common Stock (20,554 shares)		458	2,962	0.3%
				14,609	21,530	2.4%
		Total Affiliate Investments		56,594	70,754	7.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2011 and June 30, 2010
(in thousands, except share data)

			March 31, 2011
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

ADAPCO, Inc.	Florida / Ecological	Common Stock (5,000 shares)		$141	$245	0.0%
				141	245	0.0%
Aircraft Fasteners International, LLC	California / Machinery	Revolving Line of Credit — $500 Commitment (9.50%, due 11/01/2012)(4) , (26), (27)	$—	—	—	0.0%
		Senior Secured Term Loan (9.50%, due 11/01/2012)(3), (4)	3,799	3,799	3,799	0.4%
		Junior Secured Term Loan (12.00% plus 6.00% PIK, due 5/01/2013)(3)	4,829	4,829	4,829	0.5%
		Convertible Preferred Stock (32,500 units)		396	226	0.0%
				9,024	8,854	0.9%
American Gilsonite Company	Utah / Specialty Minerals	Senior Subordinated Note (12.00% plus 2.50% PIK, due 12/10/2016) (4)	30,169	30,169	30,169	3.3%
		Membership Interest in AGC/PEP, LLC (99.9999%)(16)		—	3,689	0.4%
				30,169	33,858	3.7%
Arrowhead General Insurance Agency, Inc.(17)	California / Insurance	Junior Secured Term Loan (11.25%, due 9/30/2017) (4)	27,000	27,000	27,000	3.0%
				27,000	27,000	3.0%
Caleel + Hayden, LLC (15)	Colorado / Personal & Nondurable Consumer Products	Membership Units (7,500 shares)		351	883	0.1%
		Options in Mineral Fusion Natural Brands, LLC (11,662 options)		—	—	0.0%
				351	883	0.1%
Cargo Airport Services USA, LLC	New York / Transportation	Revolving Line of Credit — $5,000 Commitment (11.50%, due 3/31/2012)(4) ,(26)	1,435	1,435	1,435	0.2%
		Senior Secured Term Loan A (11.50%, due 3/31/2016) (4)	20,000	20,000	20,000	2.2%
		Senior Secured Term Loan B (11.50%, due 3/31/2016) (4)	33,000	33,000	33,000	3.6%
		Common Equity (1.5 units)		1,500	1,500	0.2%
				55,935	55,935	6.2%
Clearwater Seafoods LP	Canada / Food Products	Second Lien Term Loan (12.00%, due 2/4/2016)	45,000	45,000	45,000	4.9%
				45,000	45,000	4.9%
The Copernicus Group, Inc.	North Carolina / Healthcare	Revolving Line of Credit — $1,000 Commitment (8.00%, due 2/9/2016)(4), (26)	—	—	—	0.0%
		Senior Secured Term Loan A (8.00%, due 2/9/2016)(3), (4)	11,250	11,250	11,250	1.2%
		Senior Secured Term Loan B (14.00%, due 2/9/2016) (4)	11,250	11,250	11,250	1.2%
		Preferred Stock — Series A (1,000,000 shares)		67	853	0.1%
		Preferred Stock — Series C (212,121 shares)		212	297	0.0%
				22,779	23,650	2.5%
Deb Shops, Inc.(17)	Pennsylvania / Retail	Second Lien Debt (14.00% PIK, in non-accrual status effective 2/24/2009, due 10/23/2014)	19,501	14,606	1,372	0.2%
				14,606	1,372	0.2%
Diamondback Operating, LP	Oklahoma / Oil & Gas Production	Net Profits Interest (15.00% payable on Equity distributions)(7)		—	—	0.0%
				—	—	0.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2011 and June 30, 2010
(in thousands, except share data)

			March 31, 2011
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Empire Today, LLC(17)	Illinois / Durable Consumer Products	Senior Secured Note (11.375%, due 2/1/2017)	$ 7,500	$ 7,422	$ 7,500	0.8%
				7,422	7,500	0.8%
Fairchild Industrial Products, Co.	North Carolina / Electronics	Preferred Stock — Class A (285.1 shares)		377	726	0.1%
		Common Stock — Class B (28 shares)		211	445	0.0%
				588	1,171	0.1%
H&M Oil & Gas, LLC	Texas / Oil & Gas Production	Senior Secured Note (13.00% plus 3.00% PIK, past due)(4)	60,470	60,470	42,825	4.7%
		Net Profits Interest (8.00% payable on Equity distributions)(7)		—	—	0.0%
				60,470	42,825	4.7%
Hoffmaster Group, Inc.	Wisconsin / Durable Consumer Products	Second Lien Term Loan (13.50%, due 6/2/2017)(3)	20,000	20,000	20,400	2.2%
				20,000	20,400	2.2%
Hudson Products Holdings, Inc.(17)	Texas / Manufacturing	Senior Secured Term Loan (8.50%, due 8/24/2015)(3), (4)	6,365	5,809	5,453	0.6%
				5,809	5,453	0.6%
ICON Health & Fitness, Inc(17)	Utah / Durable Consumer Products	Senior Secured Note (11.875%, due 10/15/2016) (3)	32,500	32,337	32,500	3.6%
				32,337	32,500	3.6%
IEC Systems LP (“IEC”) /Advanced Rig Services LLC (“ARS”)	Texas / Oilfield Fabrication	IEC Senior Secured Note (12.00% plus 3.00% PIK, due 11/20/2012)(3), (4)	16,196	16,196	16,520	1.8%
		ARS Senior Secured Note (12.00% plus 3.00% PIK, due 11/20/2012)(3), (4)	8,504	8,504	8,674	1.0%
				24,700	25,194	2.8%
Jordan Healthcare Holdings, Inc.	Texas / Healthcare	Senior Subordinated Debt (12.00% plus 2.50% PIK, due 6/23/2016) (4)	15,372	15,372	15,372	1.7%
				15,372	15,372	1.7%
Label Corp Holdings, Inc.(17)	Nebraska / Printing & Publishing	Senior Secured Term Loan (8.50%, due 8/08/2014)(3), (4)	5,749	5,272	5,651	0.6%
				5,272	5,651	0.6%
LHC Holdings Corp.	Florida / Healthcare	Revolving Line of Credit — $750 Commitment (8.50%, due 6/30/2012)(26), (27)		—	—	0.0%
		Senior Secured Term Loan A (8.50%, due 6/30/2012)(3), (4)	1,097	1,097	1,072	0.1%
		Senior Subordinated Debt (12.00% plus 2.50% PIK, due 5/31/2013)(3)	4,565	4,272	4,384	0.5%
		Membership Interest (125 units)		216	213	0.0%
				5,585	5,669	0.6%
Mac & Massey Holdings, LLC	Georgia / Food Products	Senior Subordinated Debt (10.00% plus 5.75% PIK, due 2/10/2013) (3)	9,056	8,011	9,056	1.0%
		Membership Interest (250 units)		129	623	0.1%
				8,140	9,679	1.1%
Maverick Healthcare, LLC	Arizona / Healthcare	Preferred Units (1,250,000 units)		1,253	1,760	0.2%
		Common Units (1,250,000 units)		—	270	0.0%
				1,253	2,030	0.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2011 and June 30, 2010
(in thousands, except share data)

			March 31, 2011
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Medical Security Card Company, LLC	Arizona / Healthcare	Revolving Line of Credit - $1,500 Commitment (9.50%, due 2/1/2016)(4) ,(26)	$ —	$ —	$ —	0.0%
		Senior Secured Term Loan (11.25%, due 2/1/2016) (4)	20,500	20,500	20,500	2.2%
				20,500	20,500	2.2%
Northwestern Management Services, LLC	Florida / Healthcare	Revolving Line of Credit — $1,500 Commitment (10.50%, due 7/30/2015)(4) , (26)	—	—	—	0.0%
		Senior Secured Term Loan A (10.50%, due 7/30/2015)(3), (4)	18,250	18,250	18,250	2.0%
		Common Stock (50 shares)		371	682	0.1%
				18,621	18,932	2.1%
Out Rage, LLC(4)	Wisconsin / Durable Consumer Products	Revolving Line of Credit - $1,500 Commitment (11.0%, due 3/2/2015) (26)	—	—	—	0.0%
		Senior Secured Term Loan (11.00%, due 3/2/2015)	12,500	12,500	12,500	1.4%
				12,500	12,500	1.4%
Pinnacle Treatment Centers, Inc.	Pennsylvania / Healthcare	Revolving Line of Credit —$1,000 Commitment (8.0%, due 1/10/2016) (4), (26)	—	—	—	0.0%
		Senior Secured Term Loan (11.0%, due 1/10/2016) (4)	19,000	19,000	19,000	2.1%
				19,000	19,000	2.1%
Prince Mineral Company, Inc. (3)	New York / Metal Services and Minerals	Junior Secured Term Loan (9.00%, due 12/21/2012)(4)	11,050	11,050	11,050	1.2%
		Senior Subordinated Debt (13.00% plus 2.00% PIK, due 7/21/2013)	12,426	1,868	12,426	1.4%
				12,918	23,476	2.6%
Progressive Logistics Services, LLC	Georgia / Commercial Services	Senior Secured Term Loan A (8.50%, due 1/6/2016)(4)	15,000	15,000	15,000	1.6%
		Senior Secured Term Loan B (14.50%, due 1/6/2016)(4)	15,000	15,000	15,000	1.6%
				30,000	30,000	3.2%
Progrexion Holdings, LLC	Utah / Consumer Services	Revolving Line of Credit — $2,000 Commitment (10.75%, due 6/30/2011)(4), (26)	—	—	—	0.0%
		Senior Secured Term Loan A (10.75%, due 12/31/2014) (3), (4)	35,730	35,730	35,730	3.9%
		Senior Secured Term Loan B (10.75%, due 12/31/2014) (4)	32,770	32,770	32,770	3.6%
				68,500	68,500	7.5%
R-O-M Corporation	Missouri / Automobile	Revolving Line of Credit — $1,750 Commitment (4.25%, due 2/08/2013)(4) , (26), (27)	—	—	—	0.0%
		Senior Secured Term Loan A (4.25%, due 2/08/2013)(3), (4)	3,360	3,033	3,299	0.4%
		Senior Secured Term Loan B (8.00%, due 5/08/2013)(3), (4)	7,187	7,187	7,187	0.8%
		Senior Subordinated Debt (12.00% plus 3.00% PIK due 8/08/2013)(3)	7,153	6,894	7,225	0.8%
				17,114	17,711	2.0%
Royal Adhesives & Sealants, LLC	Indiana / Chemicals	Senior Subordinated Unsecured Term Loan (12.00% plus 2.00% PIK due 11/29/2016)	25,150	25,150	25,150	2.8%
				25,150	25,150	2.8%
Safe-Guard Acquisition, Inc.	Georgia / Insurance	Senior Secured Term Loan A (8.50%, due 3/18/2016)(4)	30,000	30,000	30,000	3.3%
		Senior Secured Term Loan B (14.50%, due 3/18/2016)(4)	30,000	30,000	30,000	3.3%
				60,000	60,000	6.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2011 and June 30, 2010

(in thousands, except share data)

			March 31, 2011
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Seaton Corp.	Illinois / Business Services	Subordinated Secured (12.50% plus 2.00% PIK, due 3/14/2014) (3), (4)	$ 12,420	$12,223	$ 12,607	1.4%
				12,223	12,607	1.4%
Shearer’s Foods, Inc.	Ohio / Food Products	Junior Secured Debt (12.00% plus 3.50% PIK, due 3/31/2016)(3), (4)	35,940	35,940	35,940	3.9%
		Membership Interest in Mistral Chip Holdings, LLC (2,000 units)(18)		2,000	4,220	0.5%
		Membership Interest in Mistral Chip Holdings, LLC 2 (595 units)(18)		1,322	1,255	0.1%
				39,262	41,415	4.5%
Skillsoft Public Limited Company	Ireland / Software & Computer Services	Subordinated Unsecured (11.125%, due 06/01/2018)	15,000	14,908	15,000	1.6%
				14,908	15,000	1.6%
Snacks Holding Corporation.	Minnesota / Food Products	Senior Subordinated Unsecured Term Loan (12.00% plus 1.00% PIK, due 11/12/2017)	15,000	14,430	15,225	1.7%
		Series A Preferred Stock (4,021.45 shares)	—	56	63	0.0%
		Series B Preferred Stock (1,866.10 shares)	—	56	63	0.0%
		Warrant (to purchase 31,196.52 voting common shares, expires 11/12/2020)		479	537	0.1%
				15,021	15,888	1.8%
SonicWALL, Inc.	California / Software & Computer Services	Subordinated Secured (12.00%, due 1/23/2017) (3), (4)	23,000	22,981	23,000	2.5%
				22,981	23,000	2.5%
Stauber Performance Ingredients, Inc.	California / Food Products	Revolving Line of Credit — $2,500 Commitment (10.50%, due 1/21/2016) (4), (26)	—	—	—	0.0%
		Subordinated Secured Revolving Credit Facility (10.50%, due 1/21/2016) (4)	25,700	25,700	25,700	2.8%
				25,700	25,700	2.8%
Stryker Energy, LLC	Ohio / Oil & Gas Production	Subordinated Secured Revolving Credit Facility — $49,250 Commitment (12.00% plus 3.00% PIK, due 12/01/2012)(3), (4), (26)	30,410	30,297	28,315	3.1%
		Overriding Royalty Interests(19)		—	2,230	0.2%
				30,297	30,545	3.3%
Unitek(17)	Pennsylvania / Technical Services	Second Lien Debt (13.08%, due 12/31/2013)(3), (4)	11,500	11,409	11,500	1.3%
				11,409	11,500	1.3%
VPSI, Inc.	Michigan / Transportation	First Lien Senior Secured Note (12.00%, due 12/23/2015)(4)	17,990	17,990	17,592	1.9%
				17,990	17,592	1.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2011 and June 30, 2010
(in thousands, except share data)

			March 31, 2011
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Wind River Resources Corp. and Wind River II Corp.	Utah / Oil & Gas Production	Senior Secured Note (13.00% plus 3.00% default interest on principal, 16.00% default interest on past due interest, in non-accrual status effective 12/01/2008, past due)(4)	$ 15,000	$ 15,000	$ 7,990	0.9%
		Net Profits Interest (5.00% payable on Equity distributions)(7)		—	—	0.0%
				15,000	7,990	0.9%
	Total Non-control/Non-affiliate Investments (Level 3 Investments)			881,047	867,247	95.0%

		Total Level 3 Portfolio Investments		1,173,520	1,213,350	132.9%

LEVEL 1 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)
Allied Defense Group, Inc.	Virginia / Aerospace & Defense	Common Stock (10,000 shares)		56	35	0.0%
				56	35	0.0%
Dover Saddlery, Inc.	Massachusetts / Retail	Common Stock (30,974 shares)		63	132	0.0%
				63	132	0.0%
	Total Non-control/Non-affiliate Investments (Level 1 Investments)			119	167	0.0%

	Total Portfolio Investments			1,173,639	1,213,517	132.9%

SHORT TERM INVESTMENTS: Money Market Funds (Level 2 Investments)

Fidelity Institutional Money Market Funds — Government Portfolio (Class I)				54,076	54,076	5.9%
Fidelity Institutional Money Market Funds — Government Portfolio (Class I)(3)				40,842	40,842	4.5%
Victory Government Money Market Funds				1	1	0.0%

	Total Money Market Funds			94,919	94,919	10.4%

	Total Investments			1,268,558	1,308,436	143.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2011 and June 30, 2010
(in thousands, except share data)

			June 30, 2010
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (25.00% or greater of voting control)

Ajax Rolled Ring & Machine, Inc.	South Carolina / Manufacturing	Senior Secured Note — Tranche A (10.50%, due 4/01/2013)(3), (4)	$ 21,047	$ 21,047	$ 21,047	3.0%
		Subordinated Secured Note — Tranche B (11.50% plus 6.00% PIK, due 4/01/2013)(3), (4)	16,306	16,306	9,857	1.3%
		Subordinated Secured Note — Tranche B (15.00%, due 10/30/2010)	500	500	—	0.0%
		Convertible Preferred Stock — Series A (6,142.6 shares)		6,057	—	0.0%
		Unrestricted Common Stock (6 shares)		—	—	0.0%
				43,910	30,904	4.3%
AWCNC, LLC(20)	North Carolina / Machinery	Members Units — Class A (1,800,000 units)		—	—	0.0%
		Members Units — Class B-1 (1 unit)		—	—	0.0%
		Members Units — Class B-2 (7,999,999 units)		—	—	0.0%
				—	—	0.0%
Borga, Inc.	California / Manufacturing	Revolving Line of Credit — $1,000 Commitment (4.75% plus 3.25% default interest, in non-accrual status effective 03/02/2010, past due)(4), (26)	1,000	945	850	0.1%
		Senior Secured Term Loan B (8.25% plus 3.25% default interest, in non-accrual status effective 03/02/2010, past due)(4)	1,612	1,500	1,282	0.2%
		Senior Secured Term Loan C (12.00% plus 4.00% PIK plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)	8,624	707	—	0.0%
		Common Stock (100 shares)(22)		—	—	0.0%
		Warrants (33,750 warrants)(22)		—	—	0.0%
				3,152	2,132	0.3%
C&J Cladding LLC	Texas / Metal Services and Minerals	Membership Interest (400 units)(23)		580	4,128	0.6%
				580	4,128	0.6%
Change Clean Energy Holdings, Inc. (“CCEHI” or “Biomass”)(5)	Maine / Biomass Power	Common Stock (1,000 shares)		2,383	—	0.0%
				2,383	—	0.0%
Fischbein, LLC	North Carolina / Machinery	Senior Subordinated Debt (13.00% plus 5.50% PIK, due 5/01/2013)	3,811	3,631	3,811	0.5%
		Membership Interest(25)		1,899	4,812	0.7%
				5,530	8,623	1.2%
Freedom Marine Services LLC	Louisiana / Shipping Vessels	Subordinated Secured Note (16.00% PIK, due 12/31/2011)(3)	10,088	10,040	3,583	0.5%
		Net Profits Interest (22.50% payable on equity distributions)(3), (7)		—	—	0.0%
				10,040	3,583	0.5%
Gas Solutions Holdings, Inc.(8), (3)	Texas / Gas Gathering and Processing	Senior Secured Note (18.00%, due 12/11/2016)	25,000	25,000	25,000	3.5%
		Junior Secured Note (18.00%, due 12/12/2016)	7,500	7,500	7,500	1.1%
		Common Stock (100 shares)		5,003	60,596	8.5%
				37,503	93,096	13.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2011 and June 30, 2010
(in thousands, except share data)

			June 30, 2010
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (25.00% or greater of voting control)

Integrated Contract Services, Inc.(9)	North Carolina / Contracting	Senior Demand Note (15.00%, past due)(10)	$1,170	$1,170	$1,170	0.2%
		Senior Secured Note (7.00% plus 7.00% PIK plus 6.00% default interest, in non-accrual status effective 10/09/2007, past due)	1,100	800	1,100	0.2%
		Junior Secured Note (7.00% plus 7.00% PIK plus 6.00% default interest, in non-accrual status effective 10/09/2007, past due)	14,003	14,003	2,272	0.2%
		Preferred Stock — Series A (10 shares)		—	—	0.0%
		Common Stock (49 shares)		679	—	0.0%
				16,652	4,542	0.6%
Iron Horse Coiled Tubing, Inc.(24)	Alberta, Canada / Production Services	Senior Secured Tranche 1 (Zero Coupon, in non-accrual status effective 1/01/2010, due 12/31/2016)	615	396	615	0.1%
		Senior Secured Tranche 2 (Zero Coupon, in non-accrual status effective 1/01/2010, due 12/31/2016)	2,337	2,338	2,338	0.3%
		Senior Secured Tranche 3 (1.00%, in non-accrual status effective 1/01/2010, due 12/31/2016)	18,000	18,000	9,101	1.3%
		Common Stock (3,821 shares)		268	—	0.0%
				21,002	12,054	1.7%
Manx Energy, Inc. (“Manx”)(12)	Kansas / Oil & Gas Production	Appalachian Energy Holdings, LLC (“AEH”) — Senior Secured Note (8.00%, in non-accrual status effective 1/19/2010, due 1/19/2013)	2,073	2,000	472	0.1%
		Coalbed, LLC — Senior Secured Note (8.00%, in non-accrual status effective 1/19/2010, due 1/19/2013)(6)	6,219	5,991	1,414	0.2%
		Manx — Senior Secured Note (13.00%, in non-accrual status effective 1/19/2010, due 1/19/2013)	2,800	2,800	2,800	0.4%
		Manx — Preferred Stock (6,635 shares)		6,308	—	0.0%
		Manx — Common Stock (3,416,335 shares)		1,171	—	0.0%
				18,270	4,686	0.7%
NRG Manufacturing, Inc.	Texas / Manufacturing	Senior Secured Note (16.50%, due 8/31/2011)(3), (4)	13,080	13,080	13,080	1.8%
		Common Stock (800 shares)		2,317	7,031	1.0%
				15,397	20,111	2.8%
Nupla Corporation	California / Home & Office Furnishings, Housewares & Durable	Revolving Line of Credit — $2,000 Commitment (7.25% plus 2.00% default interest, due 9/04/2012)(4), (26)	1,093	958	1,093	0.1%
		Senior Secured Term Loan A (8.00% plus 2.00% default interest, due 9/04/2012)(4)	5,139	1,503	3,301	0.5%
		Senior Subordinated Debt (10.00% plus 5.00% PIK, in non-accrual status effective 4/01/2009, due 3/04/2013)	3,368	—	—	0.0%
		Preferred Stock — Class A (2,850 shares)		—	—	0.0%
		Preferred Stock — Class B (1,330 shares)		—	—	0.0%
		Common Stock (2,360,743 shares)		—	—	0.0%
				2,461	4,394	0.6%
R-V Industries, Inc.	Pennsylvania / Manufacturing	Warrants (200,000 warrants, expiring 6/30/2017)		1,682	1,697	0.2%
		Common Stock (545,107 shares)		5,086	4,626	0.7%
				6,768	6,323	0.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2011 and June 30, 2010
(in thousands, except share data)

			June 30, 2010
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (25.00% or greater of voting control)

Sidump’r Trailer Company, Inc.	Nebraska / Automobile	Revolving Line of Credit — $2,000 Commitment (7.25%, in non-accrual status effective 11/01/2008, due 1/10/2011)(4), (26)	$1,025	$479	$574	0.1%
		Senior Secured Term Loan A (7.25%, in non-accrual status effective 11/01/2008, due 1/10/2011)(4)	2,048	463	—	0.0%
		Senior Secured Term Loan B (8.75%, in-non-accrual status effective 11/01/2008, due 1/10/2011)(4)	2,321	—	—	0.0%
		Senior Secured Term Loan C (16.50% PIK, in non-accrual status effective 9/27/2008, due 7/10/2011)	3,085	—	—	0.0%
		Senior Secured Term Loan D (7.25%, in non-accrual status effective 11/01/2008, due 7/10/2011)(4)	1,700	—	—	0.0%
		Preferred Stock (49,843 shares)		—	—	0.0%
		Common Stock (64,050 shares)		—	—	0.0%
				942	574	0.1%
Yatesville Coal Holdings, Inc.(11)	Kentucky / Mining, Steel, Iron and Non-Precious Metals and Coal Production	Senior Secured Note (Non-accrual status effective 1/01/2009, due 12/31/2010)(4)	10,000	1,035	808	0.1%
		Junior Secured Note (Non-accrual status effective 1/01/2009, due 12/31/2010)(4)	41,931	95	—	0.0%
		Common Stock (1,000 shares)		—	—	0.0%
				1,130	808	0.1%
		Total Control Investments		185,720	195,958	27.5%

Affiliate Investments (5.00% to 24.99% voting control)

Biotronic NeuroNetwork	Michigan / Healthcare	Senior Secured Note (11.50% plus 1.00% PIK, due 2/21/2013)(3), (4)	26,227	26,227	26,744	3.8%
		Preferred Stock (9,925.455 shares)(13)		2,300	2,759	0.4%
				28,527	29,503	4.2%
Boxercraft Incorporated	Georgia / Textiles & Leather	Revolving Line of Credit — $1,000 Commitment (9.00%, due 9/16/2013)(26), (27)	1,000	1,000	1,000	0.1%
		Senior Secured Term Loan A (9.50%, due 9/16/2013)(3), (4)	3,843	3,330	3,577	0.5%
		Senior Secured Term Loan B (10.00%, due 9/16/2013)(3), (4)	4,822	3,845	4,386	0.6%
		Subordinated Secured Term Loan (12.00% plus 6.50% PIK, due 3/16/2014)(3)	7,235	5,775	6,717	1.0%
		Preferred Stock (1,000,000 shares)		—	205	0.0%
		Common Stock (10,000 shares)		—	—	0.0%
				13,950	15,885	2.2%
KTPS Holdings, LLC	Colorado / Textiles & Leather	Revolving Line of Credit — $1,500 Commitment (10.50%, due 1/31/2012)(26), (27)	1,000	1,000	1,000	0.1%
		Senior Secured Term Loan A (10.50%, due 1/31/2012)(3), (4)	3,130	2,847	2,916	0.4%
		Senior Secured Term Loan B (12.00%, due 1/31/2012)(3)	435	377	409	0.1%
		Senior Secured Term Loan C (12.00% plus 6.00% PIK, due 3/31/2012)(3)	4,932	4,345	4,796	0.7%
		Membership Interest — Class A (730 units)		—	—	0.0%
		Membership Interest — Common (199,795 units)		—	—	0.0%
				8,569	9,121	1.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2011 and June 30, 2010
(in thousands, except share data)

			June 30, 2010
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Affiliate Investments (5.00% to 24.99% voting control)

Smart, LLC(15)	New York / Diversified / Conglomerate Service	Membership Interest — Class B (1,218 units)		$—	$—	0.0%
		Membership Interest — Class D (1 unit)		—	—	0.0%
				—	—	0.0%
Sport Helmets Holdings, LLC(15)	New York / Personal & Nondurable Consumer Products	Revolving Line of Credit — $3,000 Commitment (4.54%, due 12/14/2013)(26), (27)		—	—	0.0%
		Senior Secured Term Loan A (4.54%, due 12/14/2013)(3), (4)	$3,025	1,658	2,993	0.4%
		Senior Secured Term Loan B (5.04%, due 12/14/2013)(3), (4)	7,388	5,161	6,432	0.9%
		Senior Subordinated Debt — Series A (12.00% plus 3.00% PIK, due 6/14/2014)(3)	7,325	5,857	6,734	0.9%
		Senior Subordinated Debt — Series B (10.00% plus 5.00% PIK, due 6/14/2014)(3)	1,357	952	1,160	0.2%
		Common Stock (20,554 shares)		408	1,912	0.3%
				14,036	19,231	2.7%
		Total Affiliate Investments		65.082	73,740	10.4%

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

ADAPCO, Inc.	Florida / Ecological	Common Stock (5,000 shares)		141	340	0.0%
				141	340	0.0%
Aircraft Fasteners International, LLC	California / Machinery	Revolving Line of Credit — $500 Commitment (9.50%, due 11/01/2012)(26), (27)		—	—	0.0%
		Senior Secured Term Loan (9.50%, due 11/01/2012)(3), (4)	4,565	4,565	4,248	0.6%
		Junior Secured Term Loan (12.00% plus 6.00% PIK, due 5/01/2013)(3)	5,134	5,134	4,807	0.7%
		Convertible Preferred Stock (32,500 units)		396	98	0.0%
				10,095	9,153	1.3%
American Gilsonite Company	Utah / Specialty Minerals	Senior Subordinated Note (12.00% plus 3.00% PIK, due 3/14/2013)(3)	14,783	14,783	14,931	2.1%
		Membership Interest in AGC/PEP, LLC (99.9999%)(16)		1,031	3,532	0.5%
				15,814	18,463	2.6%
Arrowhead General Insurance Agency, Inc.(17)	California / Insurance	Senior Secured Term Loan (8.50%, due 8/08/2012)	850	809	830	0.1%
		Junior Secured Term Loan (10.25% plus 2.50% PIK, due 2/08/2013)	6,179	5,002	5,122	0.7%
				5,811	5,952	0.8%
Caleel + Hayden, LLC (15)	Colorado / Personal & Nondurable Consumer Products	Membership Units (7,500 shares)		351	818	0.1%
		Options in Mineral Fusion Natural Brands, LLC (11,662 options)		—	—	0.0%
				351	818	0.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2011 and June 30, 2010
(in thousands, except share data)

			June 30, 2010
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)
Castro Cheese Company, Inc.	Texas / Food Products	Subordinated Secured Note (11.00% plus 2.00% PIK, due 2/28/2013)(3)	$ 7,692	$ 7,597	$ 7,769	1.1%
				7,597	7,769	1.1%
The Copernicus Group, Inc.	North Carolina / Healthcare	Revolving Line of Credit — $500 Commitment (10.00%, due 10/08/2013)(4), (26)	150	22	150	0.0%
		Senior Secured Term Loan A (10.00%, due 10/08/2013)(3), (4)	5,850	5,058	5,416	0.8%
		Senior Subordinated Debt (10.00% plus 10.00% PIK, due 4/08/2014)	13,390	11,421	12,677	1.8%
		Preferred Stock — Series A (1,000,000 shares)		67	104	0.0%
		Preferred Stock — Series C (212,121 shares)		212	246	0.0%
				16,780	18,593	2.6%
Deb Shops, Inc.(17)	Pennsylvania / Retail	Second Lien Debt (14.00% PIK, in non-accrual status effective 2/24/2009, due 10/23/2014)	17,562	14,606	2,051	0.3%
				14,606	2,051	0.3%
Diamondback Operating, LP	Oklahoma / Oil & Gas Production	Net Profits Interest (15.00% payable on Equity distributions)(7)		—	193	0.0%
				—	193	0.0%
EXL Acquisition Corporation	South Carolina / Electronics	Revolving Line of Credit — $1,000 Commitment (7.75%, due 06/24/2015)(26), (27)		—	—	0.0%
		Senior Secured Term Loan A (7.75%, due 6/24/2015)(3), (4)	12,250	12,250	12,250	1.7%
		Senior Secured Term Loan B (12.00% plus 2.00% PIK, due 12/24/2015)(3)	12,250	12,250	12,250	1.7%
		Common Stock — Class A (2,475 shares)		437	363	0.1%
		Common Stock — Class B (25 shares)		252	103	0.0%
				25,189	24,966	3.5%
Fairchild Industrial Products, Co.	North Carolina / Electronics	Preferred Stock — Class A (285.1 shares)		377	435	0.1%
		Common Stock — Class B (28 shares)		211	228	0.0%
				588	663	0.1%
H&M Oil & Gas, LLC	Texas / Oil & Gas Production	Senior Secured Note (13.00% plus 3.00% PIK, due 9/30/2010)	59,107	59,107	48,867	6.9%
		Net Profits Interest (8.00% payable on Equity distributions)(7)		—	827	0.1%
				59,107	49,694	7.0%
Hoffmaster Group, Inc.	Wisconsin / Durable Consumer Products	Second Lien Term Loan (13.50%, due 6/2/2017)(3)	20,000	20,000	20,000	2.8%
				20,000	20,000	2.8%
Hudson Products Holdings, Inc.(17)	Texas / Manufacturing	Senior Secured Term Loan (8.00%, due 8/24/2015)(3), (4)	6,365	5,734	5,314	0.7%
				5,734	5,314	0.7%
IEC Systems LP (“IEC”) /Advanced Rig Services LLC (“ARS”)	Texas / Oilfield Fabrication	IEC Senior Secured Note (12.00% plus 3.00% PIK, due 11/20/2012)(3), (4)	19,008	19,008	19,008	2.7%
		ARS Senior Secured Note (12.00% plus 3.00% PIK, due 11/20/2012)(3), (4)	11,421	11,421	11,421	1.6%
				30,429	30,429	4.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2011 and June 30, 2010
(in thousands, except share data)

			June 30, 2010
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)
Impact Products, LLC	Ohio / Home & Office Furnishings, Housewares & Durable	Junior Secured Term Loan (6.38%, due 9/09/2012)(4)	$ 7,300	$ 6,351	$ 7,290	1.0%
		Senior Subordinated Debt (10.00% plus 5.00% PIK, due 9/09/2012)	5,548	5,300	5,548	0.8%
				11,651	12,838	1.8%
Label Corp Holdings, Inc.	Nebraska / Printing & Publishing	Senior Secured Term Loan (8.50%, due 8/08/2014)(3), (4)	5,794	5,222	5,284	0.7%
				5,222	5,284	0.7%
LHC Holdings Corp.(17)	Florida / Healthcare	Revolving Line of Credit — $750 Commitment (9.00%, due 11/30/2012)(26), (27)		—	—	0.0%
		Senior Secured Term Loan A (9.00%, due 11/30/2012)(3), (4)	2,015	2,015	1,839	0.3%
		Senior Subordinated Debt (12.00% plus 2.50% PIK, due 5/31/2013)(3)	4,565	4,199	4,220	0.6%
		Membership Interest (125 units)		216	217	0.0%
				6,430	6,276	0.9%
Mac & Massey Holdings, LLC	Georgia / Food Products	Senior Subordinated Debt (10.00% plus 5.75% PIK, due 2/10/2013)	8,671	7,351	8,643	1.2%
		Membership Interest (250 units)		145	390	0.1%
				7,496	9,033	1.3%
Maverick Healthcare, LLC	Arizona / Healthcare	Second Lien Debt (12.50% plus 3.50% PIK, due 4/30/2014)(3)	13,122	13,122	13,247	1.9%
		Preferred Units (1,250,000 units)		1,252	2,025	0.2%
		Common Units (1,250,000 units)		—	—	0.0%
				14,374	15,272	2.1%
Miller Petroleum, Inc.	Tennessee / Oil & Gas Production	Warrants, Common Stock (2,208,772 warrants, expiring 5/04/2010 to 3/31/2015)(14)		150	1,244	0.2%
				150	1,244	0.2%
Northwestern Management Services, LLC	Florida / Healthcare	Revolving Line of Credit — $1,000 Commitment (4.36%, due 12/13/2012)(26), (27)	350	350	350	0.0%
		Senior Secured Term Loan A (4.36%, due 12/13/2012)(3), (4)	4,309	3,516	3,578	0.5%
		Senior Secured Term Loan B (4.86%, due 12/13/2012)(3), (4)	1,219	904	956	0.1%
		Subordinated Secured Term Loan (12.00% plus 3.00%, due 6/13/2013)(3)	2,971	2,468	2,606	0.4%
		Common Stock (50 shares)		371	564	0.1%
				7,609	8,054	1.1%
Prince Mineral Company, Inc.	New York / Metal Services and Minerals	Junior Secured Term Loan (9.00%, due 12/21/2012)(4)	11,150	11,150	11,150	1.6%
		Senior Subordinated Debt (13.00% plus 2.00%, due 7/21/2013)	12,260	1,420	12,260	1.7%
				12,570	23,410	3.3%
Qualitest Pharmaceuticals, Inc.(17)	Alabama / Pharmaceuticals	Second Lien Debt (7.79%, due 4/30/2015)(3), (4)	12,000	11,955	12,000	1.7%
				11,955	12,000	1.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2011 and June 30, 2010
(in thousands, except share data)

			June 30, 2010
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)
Regional Management Corporation	South Carolina / Financial Services	Second Lien Debt (12.00% plus 2.00% PIK, due 6/29/2012)(3)	$ 25,814	$ 25,814	$ 25,592	3.6%
				25,814	25,592	3.6%
Roll Coater Acquisition Corp	Indiana / Metal Services and Minerals	Subordinated Secured Debt (10.25%, due 9/30/2010)	6,268	6,102	6,082	0.9%
				6,102	6,082	0.9%
R-O-M Corporation	Missouri / Automobile	Revolving Line of Credit — $1,750 Commitment (4.50%, due 2/08/2013)(26), (27)		—	—	0.0%
		Senior Secured Term Loan A (4.50%, due 2/08/2013)(3), (4)	4,640	4,025	4,571	0.6%
		Senior Secured Term Loan B (8.00%, due 5/08/2013)(3), (4)	7,251	7,251	7,078	1.0%
		Senior Subordinated Debt (12.00% plus 3.00% PIK due 8/08/2013)(3)	7,118	6,799	6,392	0.9%
				18,075	18,041	2.5%
Seaton Corp	Illinois / Business Services	Subordinated Secured (12.50% plus 2.00% PIK, due 3/14/2011)	12,296	12,060	12,132	1.7%
				12,060	12,132	1.7%
Shearer’s Foods, Inc.	Ohio / Food Products	Junior Secured Debt (12.00% plus 3.00% PIK, due 3/31/2016)(3)	35,266	35,266	36,119	5.1%
		Membership Interest in Mistral Chip Holdings, LLC (2,000 units)(18)		2,560	6,136	0.9%
		Membership Interest in Mistral Chip Holdings, LLC 2 (595 units)(18)		762	1,825	0.2%
				38,588	44,080	6.2%
Skillsoft Public Limited Company	Ireland / Prepackaged Software	Subordinated Unsecured (11.125%, due 06/01/2018)	15,000	14,903	15,000	2.2%
				14,903	15,000	2.2%
Stryker Energy, LLC	Ohio / Oil & Gas Production	Subordinated Secured Revolving Credit Facility — $49,250 Commitment (12.00%, due 12/01/2012)(3), (4)	29,724	29,507	29,624	4.2%
		Overriding Royalty Interests(19)		—	2,768	0.4%
				29,507	32,392	4.6%
TriZetto Group(17)	California / Healthcare	Subordinated Unsecured Note (12.00% plus 1.50% PIK, due 10/01/2016)(3)	15,434	15,306	15,895	2.2%
				15,306	15,895	2.2%
Unitek(17)	Pennsylvania / Technical Services	Second Lien Debt (13.08%, due 12/31/2013)(3), (4)	11,500	11,387	11,615	1.7%
				11,387	11,615	1.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2011 and June 30, 2010
(in thousands, except share data)

			June 30, 2010
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)
Wind River Resources Corp. and Wind River II Corp.	Utah / Oil & Gas Production	Senior Secured Note (13.00% plus 3.00% default interest, in non-accrual status effective 12/01/2008, due 7/31/2010)(4)	$ 15,000	$ 15,000	$ 8,779	1.2%
		Net Profits Interest (5.00% payable on Equity distributions)(7)		—	—	0.0%
				15,000	8,779	1.2%
	Total Non-control/Non-affiliate Investments (Level 3 Investments)			476,441	477,417	67.1%

	Total Level 3 Portfolio Investments			727,243	747,115	105.0%

LEVEL 1 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)
Allied Defense Group, Inc.	Virginia / Aerospace & Defense	Common Stock (10,000 shares)		56	38	0.0%
				56	38	0.0%
Dover Saddlery, Inc.	Massachusetts / Retail	Common Stock (30,974 shares)		63	97	0.0%
				63	97	0.0%
LyondellBasell Industries N.V.	Netherlands / Chemical Company	Class A Common Stock (26,961 shares)		874	435	0.2%
		Class B Common Stock (49,421 shares)		523	798	0.0%
				1,397	1,233	0.2%
	Total Non-control/Non-affiliate Investments (Level 1 Investments)			1,516	1,368	0.2%

		Total Portfolio Investments		728,759	748,483	105.2%

SHORT TERM INVESTMENTS: Money Market Funds (Level 2 Investments)

Fidelity Institutional Money Market Funds — Government Portfolio (Class I)				62,183	62,183	8.8%
Fidelity Institutional Money Market Funds — Government Portfolio (Class I)(3)				6,687	6,687	0.9%
Victory Government Money Market Funds				1	1	0.0%

Total Money Market Funds				68,871	68,871	9.7%

Total Investments				797,630	817,354	114.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2011 and June 30, 2010 2010
(in thousands, except share data)

Endnote Explanations for the Consolidated Schedule of Investments as of March 31, 2011 and June 30, 2010

(1)

The securities in which Prospect Capital Corporation (“we”, “us” or “our”) has invested were acquired in transactions that were exempt from registration under the Securities Act of 1933, as amended, or the “Securities Act.” These securities may be resold only in transactions that are exempt from registration under the Securities Act.

(2)

Fair value is determined by or under the direction of our Board of Directors. As of March 31, 2011, two of our portfolio investments, Allied Defense Group, Inc. (“Allied”) and Dover Saddlery, Inc. (“Dover”) were publically traded and classified as Level 1 within the valuation hierarchy established by Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”). As of June 30, 2010, three of our portfolio investments, Allied, Dover and LyondellBasel Industries N.V., were publically traded and classified as Level 1 within the valuation hierarchy established by ASC 820. As of March 31, 2011 and June 30, 2010, the fair value of our remaining portfolio investments was determined using significant unobservable inputs. ASC 820 classifies such inputs used to measure fair value as Level 3 within the valuation hierarchy. Our investments in money market funds are classified as Level 2. See Note 2 and Note 4 within the accompanying consolidated financial statements for further discussion.

(3)

Security, or portion thereof, is pledged as collateral for the revolving credit facility (See Note 5). The market values of these investments at March 31, 2011 and June 30, 2010 were $603,759 and $512,244, respectively; they represent 46.1% and 62.7% of total investments at fair value, respectively. Prospect Capital Funding, LLC (See Note 1), our wholly-owned subsidiary, holds an aggregate market value of $543,159 and $451,648 of these investments as of March 31, 2011 and June 30, 2010, respectively.

(4)	Security, or portion thereof, has a floating interest rate which may be subject to a Libor floor. Stated interest rate was in effect at March 31, 2011 and June 30, 2010.

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

Biochips, WECO, CCEI, Precision and WEHI currently have no material operations and no significant assets. As of June 30, 2009, our Board of Directors assessed a fair value of $0 for all of these equity positions and the loan position. We determined that the impairment of both CCEI and CCEHI as of June 30, 2009 was other than temporary and recorded a realized loss for the amount that the amortized cost exceeds the fair value at June 30, 2009. Our Board of Directors set value at zero for the CCEHI investment as of March 31, 2011 and June 30, 2010.

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

On October 21, 2009, Coalbed LLC foreclosed on the loan formerly made to Conquest. On January 19, 2010, as part of the Manx rollup, the Coalbed LLC assets and loan was assigned to Manx, the holding company. As of March 31, 2011, our Board of Directors assessed a fair value of $1,034 for the loan position in Coalbed LLC, a decrease of $380 from the fair value as of June 30, 2010.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2011 and June 30, 2010

(in thousands, except share data)

Endnote Explanations for the Consolidated Schedule of Investments as of March 31, 2011 and June 30, 2010 (Continued)

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

At March 31, 2011 and at June 30, 2010, Yatesville owned 100% of the membership interest of North Fork. In addition, Yatesville held a $9,325 note receivable from North Fork as of those two respective dates.

At March 31, 2011 and at June 30, 2010, we owned 96% and 87%, respectively, of the common stock of Genesis and held a note receivable of $20,897 as of those two respective dates.

Yatesville held a note receivable of $4,261 from Unity at March 31, 2011 and at June 30, 2010.

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

Yatesville currently has no material operations. During the quarter ended December 31, 2009, our Board of Directors determined that the impairment of Yatesville was other than temporary and we recorded a realized loss for the amount that the amortized cost exceeds the fair value. Our Board of Directors set the value of the remaining Yatesville investment at zero and $808 as of March 31, 2011 and June 30, 2010, respectively.

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
March 31, 2011 and June 30, 2010
(in thousands, except share data)

Endnote Explanations for the Consolidated Schedule of Investments as of March 31, 2011 and June 30, 2010 (Continued)

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

(18)

At March 31, 2011 and June 30, 2010, Mistral Chip Holdings, LLC owns 44,800 shares of Chip Holdings, Inc. and Mistral Chip Holdings 2, LLC owns 11,975 shares in Chip Holdings, Inc. Chip Holdings, Inc. is the parent company of Shearer’s Foods, Inc. and has 67,936 shares outstanding before adjusting for management options.

(19)	The overriding royalty interests held receive payments at the stated rates based upon operations of the borrower.

(20)

On December 31, 2009, we sold our investment in Aylward Enterprises, LLC. AWCNC, LLC is the remaining holding company with zero assets. Our remaining outstanding debt after the sale was written off on December 31, 2009 and no value has been assigned to the equity position as of March 31, 2011 and June 30, 2010.

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

(24)

On January 1, 2010, we restructured our senior secured and bridge loans investment in Iron Horse Coiled Tubing, Inc. (“Iron Horse”) and we reorganized Iron Horse’s management structure. The senior secured loan and bridge loan were replaced with three new tranches of senior secured debt. From June 30, 2009 to March 31, 2011, our total ownership of Iron Horse decreased from 80.0% to 70.4%, respectively, and we will continue to transfer ownership interests to Iron Horse’s management as they repay our outstanding debt.

As of March 31, 2011 and June 30, 2010, our Board of Directors assessed a fair value in Iron Horse of $16,963 and $12,054, respectively.

(25)	We own 2,800,000 units in Class A Membership Interests and 372,094 units in Class A-1 Membership Interests.

(26)

Undrawn committed revolvers incur commitment fees ranging from 0.50% to 2.00%. As of March 31, 2011 and June 30, 2010, we have $40,312 and $29,908 of undrawn revolver commitments to our portfolio companies, respectively.

(27)

Stated interest rates are based on March 31, 2011 and June 30, 2010 one month LIBOR rates plus applicable spreads based on the respective credit agreements. Interest rates are subject to change based on actual elections by the borrower for a LIBOR rate contract or Base Rate contract when drawing on the revolver.

(28)

On July 30, 2010, we made a secured first-lien $30,000 debt investment to AIRMALL USA, Inc., a $12,500 secured second-lien to AMU Holdings, Inc., and 100% of the Convertible Preferred Stock and Common stock of AMU Holdings, Inc. Our Convertible Preferred Stock in AMU Holdings, Inc. has a 12.0% dividend rate which is paid from the dividends received from the underlying operating company, AIRMALL USA Inc.  AMU Holdings, Inc. owns 100% of the common stock in AIRMALL USA, Inc.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011
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

In April 2009, the FASB issued ASC Subtopic 820-10-65, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“ASC 820-10”). This update provides further clarification for ASC 820 in markets that are not active and provides additional guidance for determining when the volume of trading level of activity for an asset or liability has significantly decreased and for identifying circumstances that indicate a transaction is not orderly. ASC 820-10-65 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of ASC 820-10-65 for the three and nine months ended March 31, 2011 and 2010, did not have any effect on our net asset value, financial position or results of operations as there was no change to the fair value measurement principles set forth in ASC 820.

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

If we fail to satisfy the Annual Distribution Requirement or otherwise fail to qualify as a RIC in any taxable year, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would we be required to make distributions. Distributions would generally be taxable to our individual and other non-corporate taxable stockholders as ordinary dividend income eligible for the reduced maximum rate for taxable years beginning before 2013 (but not for taxable years beginning thereafter, unless the relevant provisions are extended by legislation) to the extent of our current and accumulated earnings and profits, provided certain holding period and other requirements are met. Subject to certain limitations under the Code, corporate distributions would be eligible for the dividends-received deduction. To qualify again to be taxed as a RIC in a subsequent year, we would be required to distribute to our shareholders our accumulated earnings and profits attributable to non-RIC years reduced by an interest charge of 50% of such earnings and profits payable by us as an additional tax. In addition, if we failed to qualify as a RIC for a period greater than two taxable years, then, in order to qualify as a RIC in a subsequent year, we would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of ten years.

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Adoption of ASC 740 was applied to all open tax years as of July 1, 2007. The adoption of ASC 740 did not have an effect on our net asset value, financial condition or results of operations as there was no liability for unrecognized tax benefits and no change to our beginning net asset value. As of March 31, 2011 and for the three and nine months then ended, we did not have a liability for any unrecognized tax benefits. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

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

Guarantees and Indemnification Agreements

We follow ASC 460, Guarantees (“ASC 460”). ASC 460 elaborates on the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, for those guarantees that are covered by ASC 460, the fair value of the obligation undertaken in issuing certain guarantees.

Per Share Information

Net increase or decrease in net assets resulting from operations per common share are calculated using the weighted average number of common shares outstanding for the period presented. In accordance with ASC 946, Financial Services — Investment Companies, convertible securities are not considered in the calculation of net assets per share.

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 860, Accounting for Transfers of Financial Assets - an amendment to FAS 140 (“ASC 860”). ASC 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance, and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. ASC 860 was effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (our June 30, 2011 fiscal year), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The adoption of this standard had no effect on our results of operation or our financial position.

In June 2009, the FASB issued ASC 810, Consolidation (“ASC 810”). ASC 810 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in ASC 860, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. ASC 810 was effective as of the beginning of our first annual reporting period that begins after November 15, 2009 (our June 30, 2011 fiscal year). The adoption of this standard had no effect on our results of operation or our financial position.

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASC 2010-06”). ASU 2010-06 amends ASC 820-10 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective December 15, 2009, except for the disclosure about purchase, sales, issuances and settlements in the roll forward of activity in level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 (or July 1, 2011 for us) and for interim periods within those fiscal years. Our management does not believe that the adoption of the amended guidance in ASC 820-10 will have a significant effect on our financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-10, Consolidation (Topic 810) - Amendments for Certain Investments Funds (“ASU 2010-10”), which defers the application of the consolidation guidance in ASC 810 for certain investments funds. The disclosure requirements continue to apply to all entities. ASU 2010-10 was effective as of the beginning of the first annual period that began after November 15, 2009 and for interim periods within that first annual period or July 1, 2010 for us. The adoption of this standard had no effect on our results of operation or our financial position.

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

In December 2010, the FASB issued Accounting Standards Update 2010-29, Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASM Emerging Issues Task Force (“ASU 2010-29”). ASU 2010-29 addresses diversity in practice about the interpretation of pro forma revenue and earnings disclosure requirements for business combinations. The amended guidance in ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior reporting period only. This standard also expands the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in ASU 2010-29 are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted or effective July 1, 2011 for us. We do not believe that the adoption of the amended guidance in ASU 2010-29 will have a significant effect on our financial statements.

In February 2011, the FASB issued Accounting Standards Update 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“ASU 2011-02”). ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 provides guidance to clarify whether the creditor has granted a concession and whether a debtor is experiencing financial difficulties. The new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption or July 1, 2011 for us. We do not believe that the adoption of the amended guidance in ASU 2011-02 will have a significant effect on our financial statements.

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

The merger has been accounted for as an acquisition of Patriot by Prospect Capital Corporation (“Prospect”) in accordance with acquisition method of accounting as detailed in ASC 805, Business Combinations (“ASC 805”). The fair value of the consideration paid was allocated to the assets acquired and liabilities assumed based on their fair values as the date of acquisition. As described in more detail in ASC 805, goodwill, if any, would have been recognized as of the acquisition date, if the consideration transferred exceeded the fair value of identifiable net assets acquired. As of the acquisition date, the fair value of the identifiable net assets acquired exceeded the fair value of the consideration transferred, and we recognized the excess as a gain. A preliminary gain of $5,714 was recorded by Prospect in the quarter ended December 31, 2009 related to the acquisition of Patriot, which was revised in the fourth quarter of Fiscal 2010 to $7,708, when we settled severance accruals related to certain members of Patriot’s top management and finalized during the first quarter of Fiscal 2011, to $8,632, when we settled the remaining severance accruals related to the last two members of Patriot’s top management. Under ASC 805, the adjustments to our preliminary estimate were reflected in the three months ended December 31, 2009 (See Note 14). The acquisition of Patriot was negotiated in July 2009 with the purchase agreement being signed on August 3, 2009. Between July 2009 and December 2, 2009, our valuation of certain of the investments acquired from Patriot increased due to market improvement, which resulted in the recognition of the gain at closing.

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

	For the Three Months Ended March 31, 2010	For the Nine Months Ended March 31, 2010
Total Investment Income	$32,005	$90,022
Net Investment Income	18,974	48,899
Net Increase (Decrease) in Net Assets Resulting from Operations	25,940	(2,465)
Net Increase (Decrease) in Net Assets Resulting from Operations per share	$0.41	($0.40)

Note 4. Portfolio Investments

At March 31, 2011, we had invested in 64 long-term portfolio investments, which had an amortized cost of $1,173,639 and a fair value of $1,213,517 and at June 30, 2010, we had invested in 58 long-term portfolio investments, which had an amortized cost of $728,759 and a fair value of $748,483.

As of March 31, 2011, we own controlling interests in AIRMALL USA, Inc., Ajax Rolled Ring & Machine, Inc., AWCNC, LLC, Borga, Inc. (“Borga”), C&J Cladding, LLC, Change Clean Energy Holdings, Inc., Fischbein, LLC, Freedom Marine Services LLC (“Freedom Marine”), Gas Solutions Holdings, Inc. (“GSHI”), Integrated Contract Services, Inc. (“ICS”), Iron Horse Coiled Tubing, Inc. (“Iron Horse”), Manx Energy, Inc. (“Manx”), NRG Manufacturing, Inc., Nupla Corporation (“Nupla”), R-V Industries, Inc. and Yatesville Coal Holdings, Inc. (“Yatesville”). We also own an affiliated interest in Biotronic NeuroNetwork, Boxercraft Incorporated, Smart, LLC, and Sport Helmets Holdings, LLC.

The composition of our investments as of March 31, 2011 and June 30, 2010 at cost and fair value was as follows:

	March 31, 2011		June 30, 2010
	Cost	Fair Value	Cost	Fair Value
Money Market Funds	$94,919	$94,919	$68,871	$68,871
Investments in debt securities	1,117,537	1,066,709	682,171	636,893
Investments in equity securities	56,102	146,808	46,588	111,590
Total Portfolio	$1,268,558	$1,308,436	$797,630	$817,354

The fair values of our portfolio investments as of March 31, 2011 disaggregated into the three levels of the ASC 820 valuation hierarchy are as follows:

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at fair value
Money Market Funds	$—	$94,919	$—	$94,919
Revolving Line of Credit	—	—	3,378	3,378
Senior Secured Debt	—	—	650,356	650,356
Subordinated Secured Debt	—	—	357,600	357,600
Subordinated Unsecured Debt	—	—	55,375	55,375
Equity	167	—	146,641	146,808
Total Portfolio	$167	$94,919	$1,213,350	$1,308,436

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at fair value
Control investments	$—	$—	$275,349	$275,349
Affiliate investments	—	—	70,754	70,754
Non-control/Non-affiliate investments	167	—	867,247	867,414
	167	—	1,213,350	1,213,517
Investments in money market funds	—	94,919	—	94,919
Total assets reported at fair value	$167	$94,919	$1,213,350	$1,308,436

The fair values of our portfolio investments as of June 30, 2010 disaggregated into the three levels of the ASC 820 valuation hierarchy are as follows:

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at fair value
Money Market Funds	$—	$68,871	$—	$68,871
Revolving Line of Credit	—	—	5,017	5,017
Senior Secured Debt	—	—	287,470	287,470
Subordinated Secured Debt	—	—	313,511	313,511
Subordinated Unsecured Debt	—	—	30,895	30,895
Equity	1,368	—	110,222	111,590
Total Portfolio	$1,368	$68,871	$747,115	$817,354

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at fair value
Control investments	$—	$—	$195,958	$195,958
Affiliate investments	—	—	73,740	73,740
Non-control/Non-affiliate investments	1,368	—	477,417	478,785
	1,368	—	747,115	748,483
Investments in money market funds	—	68,871	—	68,871
Total assets reported at fair value	$1,368	$68,871	$747,115	$817,354

The aggregate values of Level 3 portfolio investments changed during the nine months ended March 31, 2011 as follows:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2010	$195,958	$73,740	$477,417	$747,115
Total realized (loss) gain, net	(810)	(549)	8,050	6,691
Change in unrealized appreciation (depreciation)	28,864	6,054	(12,029)	22,889	(1)
Net realized and unrealized gain (loss)	28,054	5,505	(3,979)	29,580
Purchases of portfolio investments	59,839	1,380	562,110	623,329
Payment-in-kind interest	2,291	1,081	5,138	8,510
Accretion of purchase discount	84	2,094	8,696	10,874
Repayments and sales of portfolio investments	(10,877)	(13,046)	(182,135)	(206,058)
Transfers within Level 3	—	—	—	—
Transfers in (out) of Level 3	—	—	—	—
Fair value as of March 31, 2011	$275,349	$70,754	$867,247	$1,213,350
(1) Relates to assets held at March 31, 2011

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Equity	Total
Fair value as of June 30, 2010	$5,017	$287,470	$313,511	$30,895	$110,222	$747,115
Total realized (loss) gain, net	—	(1,072)	—	—	7,763	6,691
Change in unrealized (depreciation) appreciation (1)	(169)	(722)	(2,799)	201	26,378	22,889
Net realized and unrealized (loss) gain	(169)	(1,794)	(2,799)	201	34,141	29,580
Purchases of portfolio investments	4,335	411,695	155,093	39,410	12,796	623,329
Payment-in-kind interest	—	1,857	6,445	208	—	8,510
Accretion of purchase discount	169	4,142	6,410	153	—	10,874
Repayments and sales of portfolio investments	(5,974)	(53,014)	(121,060)	(15,492)	(10,518)	(206,058)
Transfers within Level 3	—	—	—	—	—	—
Transfers in (out) of Level 3	—	—	—	—	—	—
Fair value as of March 31, 2011	$3,378	$650,356	$357,600	$55,375	$146,641	$1,213,350

(1) Relates to assets held at March 31, 2011

The aggregate values of Level 3 portfolio investments changed during the nine months ended March 31, 2010 as follows:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2009	$206,332	$32,254	$308,582	$547,168
Total realized losses	(51,228)	—	—	(51,228)
Change in unrealized appreciation (depreciation)	(5,888)	11,609	1,642	7,363 (1)
Net realized and unrealized (loss) gain	(57,116)	11,609	1,642	(43,865)
Assets acquired in the Patriot acquisition	10,534	36,400	160,073	207,007
Purchases of portfolio investments	12,940	750	48,904	62,594
Payment-in-kind interest	1,747	449	2,103	4,299
Accretion of original issue discount	3,580	867	11,414	15,861
Dispositions of portfolio investments	(8,843)	(3,935)	(85,015)	(97,793)
Transfers within Level 3	25,473	(4,878)	(20,595)	—
Transfers in (out) of Level 3	—	—	—	—
Fair value as of March 31, 2010	$194,647	$73,516	$427,108	$695,271

(1) Relates to assets held at March 31, 2010

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Equity/ Equivalents	Total
Fair value as of June 30, 2009	$—	$220,993	$194,547	$16,331	$115,297	$547,168
Total realized (loss) gain, net	—	(8,965)	(41,836)	—	(427)	(51,228)
Change in unrealized (depreciation) appreciation (1)	(118)	(9,819)	31,324	(673)	(13,351)	7,363
Net realized and unrealized (loss) gain	(118)	(18,784)	(10,512)	(673)	(13,778)	(43,865)
Assets acquired in the Patriot acquisition	8,979	98,310	94,369	—	5,349	207,007
Purchases of portfolio investments	1,120	7,107	45,038	—	9,329	62,594
Payment-in-kind interest	—	(1)	4,129	171	—	4,299
Accretion of purchase discount	2,528	7,160	6,164	6	—	15,861
Repayments and sales of portfolio investments	(10,496)	(30,634)	(55,808)	3	(855)	(97,793)
Transfers within Level 3	—	—	—	—	—	—
Transfers in (out) of Level 3	—	—	—	—	—	—
Fair value as of March 31, 2010	$2,013	$284,151	$277,927	$15,838	$115,342	$695,271

(1) Relates to assets held at March 31, 2010

At March 31, 2011, eight loan investments were on non-accrual status: Borga, Deb Shops, Inc. (“Deb Shops”), Freedom Marine, ICS, Nupla, Manx, Wind River Resources Corp. and Wind River II Corp. (“Wind River”), and Yatesville. At June 30, 2010, nine loan investments were on non-accrual status: Borga, Deb Shops, ICS, Iron Horse, Nupla, Manx, Sidump’r Trailer Company, Inc., Wind River and Yatesville. The loan principal of these loans amounted to $91,905 and $163,653 as of March 31, 2011 and June 30, 2010, respectively. The fair values of these investments represent approximately 2.4% and 5.6% of our net assets as of March 31, 2011 and June 30, 2010, respectively. For the three months ended March 31, 2011 and March 31, 2010, the income foregone as a result of not accruing interest on non-accrual debt investments amounted to $3,518 and $4,027, respectively. For the nine months ended March 31, 2011 and March 31, 2010, the income foregone as a result of not accruing interest on non-accrual debt investments amounted to $10,085 and $16,604, respectively. At March 31, 2011, we held one asset on accrual status for which the payment of interest was past-due more than 60 days, H&M Oil and Gas, LLC. The principal balance of this loan is $60,470 and the accrued interest receivable is $1,955 at March 31, 2011.

GSHI has indemnified us against any legal action arising from its investment in Gas Solutions, LP. We have incurred approximately $2,093 from the inception of the investment in GSHI through December 31, 2009 for fees associated with a legal action, and GSHI has reimbursed us for the entire amount. There were no such legal fees incurred or reimbursed for the three and nine months ended March 31, 2011 and March 31, 2010. Additionally, certain other expenses incurred by us which are attributable to GSHI have been reimbursed by GSHI and are reflected as dividend income: control investments in the Consolidated Statements of Operations. For the three months ended March 31, 2011 and March 31, 2010, such reimbursements totaled as $2,500 and $2,300, respectively. For the nine months ended March 31, 2011 and March 31, 2010, such reimbursements totaled as $6,350 and $12,300, respectively.

On December 3, 2010, we exercised our warrants in Miller Petroleum, Inc (“Miller”) and received 2,013,814 shares of Miller common stock. On December 27, 2010, we sold 1,397,510 these shares receiving $3.95 of net proceeds per share, realizing a gain of $5,415. On January 10, 2011, we sold the remaining 616,304 shares of Miller common stock receiving $4.23 of net proceeds per share, realizing an additional gain of $2,561. The total gain was $7,976 on the sale of the Miller common stock.

During the quarter ended December 31, 2009, we discontinued operations at Yatesville. As of December 31, 2009, consistent with the decision to discontinue operations, we determined that the impairment of Yatesville was other-than-temporary and recorded a realized loss of $51,228 for the amount that the amortized cost exceeded the fair market value. As of March 31, 2011 and June 30, 2010, Yatesville is valued at zero and $808, respectively.

The original cost basis of debt placements and equity securities acquired, including follow-on investments for existing portfolio companies, totaled $356,659 and $59,311 during the three months ended March 31, 2011 and March 31, 2010, respectively. These placements and acquisitions totaled $632,526 and $275,815 during the nine months ended March 31, 2011 and March 31, 2010, respectively. The $275,815 for the nine months ended March 31, 2010 includes $207,126 of portfolio investments acquired from Patriot. Debt repayments and sales of equity securities with a cost basis of $76,494 and $26,603 were received during the three months ended March 31, 2011 and March 31, 2010, respectively. These repayments and sales amounted to $207,557 and $96,338 during the nine months ended March 31, 2011 and March 31, 2010, respectively.

During the three and nine months ended March 31, 2011, we recognized $4,739 and $10,092, respectively, of interest income due to purchase discount accretion from the assets acquired from Patriot. Included in the $4,739 for the three months ended March 31, 2011, is $1,302 of normal accretion and $3,268 of accelerated accretion resulting from the recapitalization of our loans to Arrowhead General Insurance Agency, Inc. (“Arrowhead”) and The Copernicus Group, Inc. (“Copernicus”). Included in the $10,092 for the nine months ended March 31, 2011, is $3,979 of normal accretion, $1,116 of accelerated accretion resulting from the repayment of Impact Products, LLC and $4,828 of accelerated accretion resulting from the recapitalization of our debt investments in Arrowhead, Copernicus and Northwestern Management Services, LLC (“Northwestern”). The restructured loans for Arrowhead, Copernicus and Northwestern were issued at market terms comparable other industry transactions. In accordance with ASC 320-20-35 the cost basis of the new loan was recorded at par value, which precipitated the acceleration of original purchase discount from the loan repayment which was recognized as interest income.

During the three and nine months ended March 31, 2010, we recognized $9,133 and $14,454, respectively, of interest income due to purchase discount accretion from the assets acquired from Patriot. Included in the $9,133 for the three months ended March 31, 2010, is $2,231 of normal accretion and $6,902 of accelerated accretion resulting from the restructuring of our loans to Aircraft Fasteners International, LLC (“AFI”), Prince Mineral Company, Inc. (“Prince”) and R-O-M Corporation (“ROM”). The revised terms were more favorable than the original terms and increased the present value of the future cash flows. In accordance with ASC 320-20-35 the cost basis of the new loans were recorded at par value, which precipitated the acceleration of original purchase discount from the loan repayment which was recognized as interest income. Included in the $14,454 for the nine months ended March 31, 2010, is $2,992 of normal accretion and $11,462 of accelerated accretion resulting from the early repayments of three loans, three revolving lines of credit, the sale of one investment position and the restructuring of our loans to AFI, Prince and ROM.

As of March 31, 2011, $20,658 of purchase discount from the assets acquired from Patriot remains to be accreted as interest income.

As of March 31, 2011, $776,521 of our loans bear interest at floating rates, $766,855 of which have Libor floors ranging from 1.00% to 6.00%.

Note 5. Revolving Credit Agreements

On June 6, 2007, we closed on a $200,000 three-year revolving credit facility (as amended on December 31, 2007) with Rabobank Nederland (“Rabobank”) as administrative agent and sole lead arranger (the “Rabobank Facility”).

On June 25, 2009, we completed a first closing on an expanded $250,000 revolving credit facility. The new Syndicated Facility, which had $175,000 total commitments as of June 30, 2009, included an accordion feature which allows the Syndicated Facility to accept up to an aggregate total of $250,000 of commitments for which we solicited additional commitments from other lenders for an additional $35,000 raising the commitments to $210,000. The revolving period ended on June 11, 2010, when we closed on our expanded revolving credit facility. On June 11, 2010, we closed an extension and expansion of our revolving credit facility with a syndicate of lenders (the “Syndicated Facility”). The lenders have extended commitments of $285,000 under the Syndicated Facility as of March 31, 2011; which was increased to $325,000 on April 21, 2011. The Syndicated Facility includes an accordion feature which allows the facility to be increased to up to $400,000 of commitments in the aggregate to the extent additional or existing lenders commit to increase the commitments. We will seek to add additional lenders in order to reach the maximum size; although no assurance can be given we will be able to do so. As we pledge additional investments to the Syndicated Facility, we will generate additional availability to the extent such investments are eligible to be placed into the borrowing base. The revolving period of the Syndicated Facility extends through June 2012, with an additional one year amortization period (with distributions allowed) after the completion of the revolving period. During such one year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one year amortization period, the remaining balance will become due if required by the lenders.

The Syndicated Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The Syndicated Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Syndicated Facility. The Syndicated Facility also requires the maintenance of a minimum liquidity requirement. At March 31, 2011, we were in compliance with the applicable covenants or had obtained waivers for conditions of non-compliance.

Interest on borrowings under the Syndicated Facility is one-month LIBOR plus 325 basis points, subject to a minimum Libor floor of 100 basis points. Additionally, the lenders charge a fee on the unused portion of the Syndicated Facility equal to either 75 basis points if at least half of the credit facility is used or 100 basis points otherwise. The Syndicated Facility requires us to pledge assets as collateral in order to borrow under the credit facility. As of March 31, 2011 and June 30, 2010, we had $207,467 and $180,678 available to us for borrowing under our Syndicated Facility, of which $47,500 and $100,300 was outstanding, respectively. As we make additional investments which are eligible to be pledged under the Syndicated Facility, we will generate additional availability to the extent such investments are eligible to be placed into the borrowing base. At March 31, 2011, the investments used as collateral for the Syndicated Facility had an aggregate market value of $603,759, which represents 66.1% of net assets. Prospect Capital Funding, LLC, our wholly-owned subsidiary, holds $543,159 of these investments at market value as of March 31, 2011. The release of any assets from Prospect Capital Funding, LLC requires the approval of Rabobank as facility agent.

In connection with the origination and amendments of the Syndicated Facility, we incurred $9,476 of fees, including $3,224 of fees carried over from the previous facility, which are being amortized over the term of the facility in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $5,960 remains to be amortized.

Note 6. Senior Convertible Notes

On December 21, 2010, we issued $150,000 in aggregate principal amount of our 6.25% senior convertible notes due 2015 (“2010 Notes”) for net proceeds following underwriting expenses of approximately $145,200. Interest on the 2010 Notes is paid semi-annually in arrears on June 15 and December 15, at a rate of 6.25% per year, commencing June 15, 2011. The 2010 Notes mature on December 15, 2015 unless converted earlier. The 2010 Notes are convertible into shares of Common Stock at an initial conversion rate and conversion rate at March 31, 2011 of 88.0902 and 88.0908 shares, respectively, of Common Stock per $1,000 principal amount of 2010 Notes, which is equivalent to a conversion price of approximately $11.352 per share of Common Stock, subject to adjustment in certain circumstances. The conversion rate for the 2010 Notes will be increased when monthly cash dividends paid to common shares exceed the rate of $0.101125 per share, subject to adjustment.

On February 18, 2011, we issued $172,500 in aggregate principal amount of our 5.50% senior convertible notes due 2016 (“2011 Notes”) for net proceeds following underwriting expenses of approximately $167,325. Interest on the 2011 Notes is paid semi-annually in arrears on February 15 and August 15, at a rate of 5.50% per year, commencing August 15, 2011. The 2011 Notes mature on August 15, 2016 unless converted earlier. The 2011 Notes are convertible into shares of Common Stock at an initial conversion rate and conversion rate at March 31, 2011 of 78.3699 and 78.3701 shares, respectively, of Common Stock per $1,000 principal amount of 2011 Notes, which is equivalent to a conversion price of approximately $12.76 per share of Common Stock, subject to adjustment in certain circumstances. The conversion rate for the 2011 Notes will be increased when monthly cash dividends paid to common shares exceed the rate of $0.101150 per share.

In no event will the total number of shares of common stock issuable upon conversion exceed 96.8992 and 78.3699 per $1,000 principal amount of the 2010 Notes and 2011 Notes, respectively, (the “conversion rate cap”), except that, to the extent we receive written guidance or a no-action letter from the staff of the Securities and Exchange Commission (the “Guidance”) permitting us to adjust the conversion rate in certain instances without regard to the conversion rate cap and to make the 2010 Notes and 2011 Notes (collectively, “Senior Convertible Notes”) convertible into certain reference property in accordance with certain reclassifications, business combinations, asset sales and corporate events by us without regard to the conversion rate cap, we will make such adjustments without regard to the conversion rate cap and will also, to the extent that we make any such adjustment without regard to the conversion rate cap pursuant to the Guidance, adjust the conversion rate cap accordingly. We will use our commercially reasonable efforts to obtain such Guidance as promptly as practicable.

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

In connection with the issuance of the Senior Convertible Notes, we incurred $10,536 of fees which are being amortized over the term of the facility in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $10,226 remains to be amortized.

During the three months ended March 31, 2011, we recorded $3,688 of interest costs and amortization of financing costs as interest expense.

Note 7. Equity Offerings and Related Expenses

We issued 18,494,476 and 12,243,297 shares of our common stock during the nine months ended March 31, 2011 and March 31, 2010, respectively. The proceeds raised, the related underwriting fees, the offering expenses and the prices at which these shares were issued are as follows:

		Gross
	Number of	Proceeds	Underwriting	Offering	Offering
Issuances of Common Stock	Shares	Raised	Fees	Expenses	Price
	Issued

During the nine months ended March 31, 2011:

November 16, 2010 – December15, 2010(1)	4,513,920	$45,147	$904	$459	$10.000

September 29, 2010 – November 3, 2010(2)	5,231,956	$51,597	$1,033	$163	$9.861

July 22, 2010 – September 28, 2010(3)	6,000,000	$58,403	$1,156	$103	$9.734

July 1, 2010 – July 21, 2010(4)	2,748,600	$26,799	$536	$—	$9.749

During the nine months ended March 31, 2010:

March 23, 2010 – March 31, 2010(4)	811,500	$10,230	$205	$449	$12.600

September 24, 2009 (5)	2,807,111	$25,264	$—	$840	$9.000

August 20, 2009 (5)	3,449,686	$29,322	$—	$117	$8.500

July 7, 2009	5,175,000	$46,575	$2,329	$200	$9.000

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

(4) On March 17, 2010, we established an at-the-market program through which we sold 8,000,000 shares of our common stock. Through this program we issued 811,500 shares of our common stock at an average price of $12.60 per share, raising $10,230 of gross proceeds, from March 23, 2010 through March 31, 2010. Through this program we also issued 2,748,600 shares of our common stock at an average price of $9.75 per share, raising $26,799 of gross proceeds, from July 1, 2010 through July 21, 2010.

(5) Concurrent with the sale of these shares, we entered into a registration rights agreement in which we granted the purchasers certain registration rights with respect to the shares. We have filed with the SEC a post-effective amendment to the registration statement on Form N-2 which has been declared effective by the SEC.

Our shareholders’ equity accounts at March 31, 2011 and June 30, 2010 reflect cumulative shares issued as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, private offerings, the exercise of over-allotment options on the part of the underwriters and our dividend reinvestment plan. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.

On December 2, 2009, we issued 8,444,068 shares of common stock to acquire Patriot. This transaction is described in further detail in Note 3.

On October 9, 2008, our Board of Directors approved a share repurchase plan under which we may repurchase up to $20,000 of our common stock at prices below our net asset value as reported in our financial statements published for the year ended June 30, 2008. We have not made any purchases of our common stock during the period from October 9, 2008 to March 31, 2011 pursuant to this plan.

On October 29, 2010, November 30, 2010, December 31, 2010, January 31, 2011, February 28, 2011 and March 31, 2011, we issued shares of our common stock in connection with the dividend reinvestment plan of 92,999, 87,941, 89,603, 84,155, 83,021 and 76,253, respectively.

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

On February 9, 2011, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•                  $0.101150 per share for February 2011 to holders of record on February 28, 2011 with a payment date of March 31, 2011;

•                  $0.101175 per share for March 2011 to holders of record on March 31, 2011 with a payment date of April 29, 2011; and

•                  $0.101200 per share for April 2011 to holders of record on April 29, 2011 with a payment date of May 31, 2011.

Our Board of Directors, pursuant to the Maryland General Corporation Law, executed Articles of Amendment to increase the number of shares authorized for issuance from 100,000,000 to 200,000,000 in the aggregate. The amendment became effective August 31, 2010.

At March 31, 2011, we have reserved 26,732,449 shares of our common stock for issuance upon conversion of the Senior Convertible Notes (See Note 6).

Note 8. Other Investment Income

Other investment income consists of structuring fees, overriding royalty interests, settlement of net profit interests, deal deposits, administrative agent fee, and other miscellaneous and sundry cash receipts. Income from such sources for the three and nine months ended March 31, 2011 and March 31, 2010 were as follows:

	For The Three Months Ended March 31,		For The Nine Months Ended March 31,
Income Source	2011	2010	2011	2010

Gain on Patriot acquisition	$—	$—	$—	$8,632
Structuring and amendment fees	7,191	1,689	13,689	2,502
Overriding royalty interests	45	49	143	137
Administrative agent fee	70	19	138	42
Other Investment Income	$7,306	$1,757	$13,970	$11,313

Note 9. Net Increase in Net Assets per Common Share

The following information sets forth the computation of net increase in net assets resulting from operations per common share for the three and nine months ended March 31, 2011 and March 31, 2010, respectively.

	For The Three Months Ended March 31,		For The Nine Months Ended March 31,
	2011	2010	2011	2010
Net increase in net assets resulting from operations	$ 33,759	$ 25,940	$ 91,279	$ 5,042
Weighted average common shares outstanding	88,200,916	63,569,663	82,112,300	56,948,036
Net increase in net assets resulting from operations per common share	$ 0.38	$ 0.41	$ 1.11	$ 0.09

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

The total base management fees incurred to the favor of the Investment Adviser for the three months ended March 31, 2011 and March 31, 2010 were $6,037, and $3,576, respectively. The fees incurred for the nine months ended March 31, 2011 and March 31, 2010 were $15,216, and $9,961, respectively.

The incentive fee has two parts. The first part, the income incentive fee, is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees and other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement described below, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a “hurdle rate” of 1.75% per quarter (7.00% annualized).

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

For the three months ended March 31, 2011 and March 31, 2010, income incentive fees of $5,997 and $4,744, respectively, were incurred. For the nine months ended March 31, 2011 and March 31, 2010, income incentive fees of $16,015 and $12,640, respectively, were incurred. No capital gains incentive fees were incurred for the three or nine months ended March 31, 2011 and March 31, 2010.

Administration Agreement

We have also entered into an Administration Agreement with Prospect Administration, LLC (“Prospect Administration”) under which Prospect Administration, among other things, provides (or arranges for the provision of) administrative services and facilities for us. For providing these services, we reimburse Prospect Administration for our allocable portion of overhead incurred by Prospect Administration in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of our chief compliance officer and chief financial officer and his staff. For the three months ended March 31, 2011 and 2010, the reimbursement was approximately $1,669 and $840, respectively. For the nine months ended March 31, 2011 and 2010, the reimbursement was approximately $3,309 and $2,520, respectively. Under this agreement, Prospect Administration furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Prospect Administration also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Prospect Administration assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, Prospect Administration also provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Prospect Administration is a wholly owned subsidiary of our Investment Adviser.

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

Managerial Assistance

As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We billed $400 and $215 of managerial assistance fees for the three months ended March 31, 2011 and June 30, 2010, respectively, of which $277 and $247 remains on the consolidated statement of assets and liabilities as of March 31, 2011 and June 30, 2010, respectively. We billed $1,013 and $431 of managerial assistance fees for the nine months ended March 31, 2011 and June 30, 2010, respectively. These fees are paid to the Administrator when received. We simultaneously accrue a payable to the Administrator for the same amounts, which remain on the consolidated statements of assets and liabilities.

Note 11. Merger Proposal to Allied Capital Corporation

In January 2010, we delivered a proposal letter to Allied Capital Corporation (“Allied”) noting our opposition to Allied’s proposed merger with Ares Capital Corporation (“Ares”) and containing an offer to acquire each outstanding Allied share in exchange for 0.385 of a share of our common stock. Allied expressed that our offer did not constitute a “Superior Proposal” as defined in their Merger Agreement with Ares and declined our January 2010 offer. In February 2010, we increased our offer to 0.4416 of a share of our common stock. This final offer was also declined by Allied. On March 5, 2010, following Allied’s announcement of a special dividend to shareholders, we terminated our solicitation in opposition of the proposed merger with Ares. We incurred $925 of administrative and legal expense for advice relating to this potential acquisition for the nine months ended March 31, 2010.

Note 12. Litigation

From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of these matters as they arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any such litigation as of March 31, 2011.

Note 13. Financial Highlights

	For The Three Months Ended		For The Nine Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Per Share Data(1):
Net asset value at beginning of period	$10.25	$10.10	$10.30	$12.40
Net investment income	0.27	0.30	0.78	0.89
Net realized gain (loss)	0.02	—	0.09	(0.90)
Net unrealized appreciation	0.09	0.11	0.25	0.10
Net increase (decrease) in net assets as a result of public offerings	—	0.02	(0.16)	(0.86)
Net increase in net assets as a result of shares issued for Patriot acquisition	—	—	—	0.14
Dividends declared and paid	(0.30)	(0.41)	(0.93)	(1.65)
Net asset value at end of period	$10.33	$10.12	$10.33	$10.12

Per share market value at end of period	$12.21	$12.15	$12.21	$12.15
Total return based on market value(2)	15.87%	6.35%	37.44%	46.62%
Total return based on net asset value(2)	3.29%	3.58%	8.94%	(9.39%)
Shares outstanding at end of period	88,358,811	64,398,231	88,358,811	64,398,231
Average weighted shares outstanding for period	88,200,916	63,659,663	82,112,300	56,948,036

Ratio / Supplemental Data:
Net assets at end of period (in thousands)	$912,921	$651,819	$912,921	$651,819
Annualized ratio of operating expenses to average net assets	9.08%	8.07%	7.86%	7.63%
Annualized ratio of net operating income to average net assets	10.55%	11.75%	10.25%	11.08%

Note 13. Financial Highlights (continued)

	Year	Year	Year	Year	Year
	Ended	Ended	Ended	Ended	Ended
	June 30, 2010	June 30, 2009	June 30, 2008	June 30, 2007	June 30, 2006
Per Share Data(1):
Net asset value at beginning of period	$ 12.40	$ 14.55	$ 15.04	$ 15.31	$ 14.59
Costs related to the initial public offering	–	–	–	–	0.01
Costs related to the secondary public offering	–	–	(0.07)	(0.06)	–
Net investment income	1.13	1.87	1.91	1.47	1.21
Realized (loss) gain	(0.87)	(1.24)	(0.69)	0.12	0.04
Net unrealized appreciation (depreciation)	0.07	0.48	(0.05)	(0.52)	0.58
Net (decrease) increase in net assets as a result of public offering	(0.85)	(2.11)	–	0.26	–
Net increase in net assets as a result of shares issued for Patriot acquisition	0.12	–	–	–	–
Dividends declared and paid	(1.70)	(1.15)	(1.59)	(1.54)	(1.12)
Net asset value at end of period	$ 10.30	$ 12.40	$ 14.55	$ 15.04	$ 15.31

Per share market value at end of period	$ 9.65	$ 9.20	$ 13.18	$ 17.47	$ 16.99
Total return based on market value(2)	17.66%	(18.60%)	(15.90%)	12.65%	44.90%
Total return based on net asset value(2)	(6.82%)	(0.61%)	7.84%	7.62%	12.76%
Shares outstanding at end of period	69,086,862	42,943,084	29,520,379	19,949,065	7,069,873
Average weighted shares outstanding for period	59,429,222	31,559,905	23,626,642	15,724,095	7,056,846

Ratio / Supplemental Data:
Net assets at end of period (in thousands)	$ 711,424	$ 532,596	$ 429,623	$ 300,048	$ 108,270
Annualized ratio of operating expenses to average net assets	7.54%	9.03%	9.62%	7.36%	8.19%
Annualized ratio of net investment income to average net assets	10.69%	13.14%	12.66%	9.71%	7.90%

(1)	Financial highlights are based on weighted average shares.
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

Note 14. Selected Quarterly Financial Data (Unaudited)

	Investment Income		Net Investment Income		Net Realized and Unrealized Gains (Losses)		Net Increase (Decrease) in Net Assets from Operations

Quarter Ended	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)
September 30, 2007	15,391	0.77	7,865	0.39	685	0.04	8,550	0.43
December 31, 2007	18,563	0.80	10,660	0.46	(14,346)	(0.62)	(3,686)	(0.16)
March 31, 2008	22,000	0.92	12,919	0.54	(14,178)	(0.59)	(1,259)	(0.05)
June 30, 2008	23,448	0.85	13,669	0.50	10,317	0.38	23,986	0.88

September 30, 2008(2)	35,799	1.21	23,502	0.80	(9,504)	(0.33)	13,998	0.47
December 31, 2008	22,213	0.75	11,960	0.40	(5,436)	(0.18)	6,524	0.22
March 31, 2009	20,669	0.69	11,720	0.39	3,611	0.12	15,331	0.51
June 30, 2009	21,800	0.59	11,981	0.32	(12,730)	(0.34)	(749)	(0.02)

September 30, 2009	21,517	0.43	12,318	0.25	(18,696)	(0.38)	(6,378)	(0.13)
December 31, 2009(3)	31,801	0.55	19,258	0.33	(33,778)	(0.59)	(14,520)	(0.25)
March 31, 2010	32,005	0.50	18,974	0.30	6,966	0.11	25,940	0.41
June 30, 2010	29,236	0.44	16,640	0.25	(2,057)	(0.03)	14,583	0.22

September 30, 2010	35,212	0.47	20,995	0.28	4,585	0.06	25,580	0.34
December 31, 2010	33,300	0.40	19,080	0.23	12,861	0.16	31,940	0.38
March 31, 2011	44,573	0.51	23,956	0.27	9,803	0.11	33,759	0.38

(1)	Per share amounts are calculated using weighted average shares during period.
(2)	Additional income for this quarter was driven by other investment income from the settlement of net profits interests on IEC Systems LP and Advanced Rig Services LLC for $12,576.
(3)	As adjusted for increase in gain from Patriot acquisition. See Note 3.

Note 15. Subsequent Events

On April 7, 2011, we completed a public stock offering for 9,000,000 shares of our common stock at $11.40 per share, raising $102,600 of gross proceeds.

On April 18, 2011, we made a $13,000 secured debt investment to support the acquisition of a leading food distributor by Annex Capital Management.

On April 21, 2011, we announced an increase in commitments to our credit facility of $40,000. The commitments to the credit facility now stand at $325,000.

On April 26, 2011, we made a senior secured follow-on investment of $11,000 in ICON Health & Fitness, Inc.

On April 29, 2011, we issued 76,377 shares of our common stock in connection with the dividend reinvestment plan.

On May 2, 2011, we sold our membership interests in Fischbein, LLC (“Fischbein”) realizing a gain of $9,893 on the sale and received a repayment of the loan that was outstanding. We subsequently made a $3,334 senior secured second-lien term loan and invested $875 in the common equity of Fischbein with the new ownership group.

On May 3, 2011, we made a debt investment of $25,000 to support the acquisition of J.D. Byrider, Inc., a leading used car sales and finance business, by Altamont Capital Partners.

On May 6, 2011, we made a $32,000 investment in an advertising media buying business. Of the $32,000 total investment, $24,000 is structured as senior secured debt, $3,000 as subordinated debt and $4,000 as controlling equity.

On May 6, 2011, we provided $15,000 in secured second-lien acquisition financing for a company in the in-store media industry.

On May 6, 2011, we provided $15,000 in secured second-lien financing for the recapitalization of a leading company in the engineered glass materials industry.

On May 9, 2011, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•                  $0.101225 per share for May 2011 to holders of record on May 31, 2011 with a payment date of June 24, 2011;

•                  $0.101250 per share for June 2011 to holders of record on June 30, 2011 with a payment date of July 22, 2011;

•                  $0.101275 per share for July 2011 to holders of record on July 29, 2011 with a payment date of August 26, 2011;

•                  $0.101300 per share for August 2011 to holders of record on August 31, 2011 with a payment date of September 23, 2011.

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

The aggregate value of our portfolio investments was $1,213,517 and $748,483 as of March 31, 2011 and June 30, 2010, respectively. During the nine months ended March 31, 2011, our net cost of investments increased by $444,880, or 61.0%, primarily as a result of our investment in nineteen new and ten follow-on investments of $632,526, while we received full repayment on eleven investments, sold three investments and received several partial prepayments and revolver paydowns of $214,125.

Compared to the end of last fiscal year (ended June 30, 2010), net assets increased by $201,497 or 28.0% during the nine months ended March 31, 2011, from $711,424 to $912,921. This increase resulted from the issuance of new shares of our common stock (less offering costs) in the amount of $177,593, dividend reinvestments of $8,166, and another $91,279 from operations. These increases, in turn, were offset by $75,541 in dividend distributions to our stockholders. The $91,279 increase in net assets resulting from operations is net of the following: net investment income of $64,031, net realized gain on investments of $7,094, and an increase in net assets due to changes in net unrealized appreciation of investments of $20,154.

Market Conditions

The economy continues to show signs of recovery from the deteriorating credit markets of 2008 and 2009. The growth and improvement in the capital markets that began during the second half of 2009 has continued. While encouraged by the signs of improvement, we operate in a challenging environment that is still recovering from a recession and financial services industry negatively affected by the deterioration of credit quality in subprime residential mortgages that spread rapidly to other credit markets. Market liquidity and credit quality conditions continue to remain weaker today than three years ago.

We believe that Prospect is well positioned to navigate through these adverse market conditions. As a business development company, we are limited to a maximum 1 to 1 debt to equity ratio. On December 21, 2010 and February 18, 2011, we issued $150,000 of 6.25% Senior Convertible Notes due 2015 (“2010 Notes”) and $172,500 of 5.50% Senior Convertible Notes due 2016 (“2011 Notes”), respectively (collectively, “Senior Convertible Notes”), to further enhance our liquidity position and to demonstrate our access to the unsecured term debt market (as described in Note 6 to our consolidated financial statements). The Senior Convertible Notes are general unsecured obligations, rank equally in right of payment with our existing and future senior unsecured debt, and will rank senior in right of payment to any potential subordinated debt, should any be issued in the future. The Senior Convertible Notes have no restrictions related to the type and security of assets in which Prospect might invest.

As of March 31, 2011, we had $47,500 outstanding borrowings on the credit facility and $322,500 outstanding on our Senior Convertible Notes. We also had $159,967 available under our credit facility for additional borrowing. Further, as we pledge additional investments to the credit facility, we will generate additional credit facility availability. The revolving period for our credit facility continues until June 13, 2012, with an amortization running to June 13, 2013. During the amortization period only principal payments received on the pledged assets are required to be used for amortization.

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

On March 16, 2011, our new Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $750,000 of additional equity securities as of March 31, 2011.

On April 7, 2011, we completed a public stock offering for 9,000,000 shares of our common stock at $11.40 per share, raising $102,600 of gross proceeds.

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

Third Quarter Highlights

Investment Transactions

On January 6, 2011, we made a senior secured term loan investment of $30,000 to support the acquisition of Progressive Logistics Services, LLC (“Progressive”) by a middle market private equity firm.

On January 10, 2011, we made a senior secured debt investment of $19,000 to support the acquisition of Endeavor House by Pinnacle Treatment Centers, Inc (“Pinnacle”).

On January 10, 2011, we sold our remaining 616,304 shares of Miller Petroleum, Inc. (“Miller”) common stock realizing $4.23 of net proceeds per share, realizing a gain of $2,561 on the sale.

On January 21, 2011, we provided senior secured credit facilities of $28,200 to support the acquisition of Stauber Performance Ingredients (“Stauber”), by ICV Partners. Through March 31, 2011, we have funded $25,700 of the commitment.

On January 24, 2011, Maverick Healthcare, LLC (“Maverick”) repaid the $13,122 loan receivable to us.

On January 31, 2011, we made a senior secured term investment of $7,500 to support the recapitalization of Empire Today, LLC (“Empire”), which is the second largest independent provider of carpet and hard surface flooring to consumers in the residential replacement flooring industry.

On February 3, 2011, we made a senior secured debt investment of $22,000 to support the recapitalization of Medical Security Card Company, LLC (“Medical Security”), a pharmacy services company. Through March 31, 2011, we funded $20,500 of the commitment.

On February 4, 2011, we made a secured second-lien debt investment of $45,000 to support the refinancing of Clearwater Seafoods Limited Partnership (“Clearwater”), a leading premium seafood company based in Nova Scotia, Canada.

On February 9, 2011, we made a net follow-on investment of $2,967 in The Copernicus Group, Inc. (“Copernicus”) that increased our total investment to $22,500.

On March 2, 2011, we made a senior secured first-lien debt investment of $12,500 to support the acquisition of Out Rage, LLC (“Out Rage”), a market leader in the bowhunting equipment industry.

On March 4, 2011, we made a $27,000 secured second-lien term loan to Arrowhead General Insurance Agency, Inc (“Arrowhead”).  After the financing we received a repayment of the loan that was previously outstanding.

On March 11, 2011, EXL Acquisition Corporation (“EXL”) repaid the $22,988 loan receivable to us and we sold our 2,500 shares of EXL common stock.

On March 18, 2011, we closed a $60,000 first-lien senior secured facility for Safe-Guard Products International, LLC (“Safe-Guard”), the leading third-party administrator of ancillary finance and insurance products and services for new, used, and leased motor vehicles.

On March 31, 2011, we funded a $53,000 first-lien senior secured credit facility, funded $1,435 of a $5,000 commitment on a revolving line of credit and invested $1,500 in common equity to support the acquisition of Cargo Airport Services by ICV Partners.

On March 31, 2011, we provided a net $32,770 in first-lien senior secured financing for the recapitalization of Progrexion Holdings, LLC (“Progrexion”) focused on the consumer credit information sector.

On March 31, 2011, KTPS Holdings, LLC (“KTPS”) repaid the $8,414 loan receivable to us. A portion of the loan receivable was repaid at a discount, for which we realized a loss of $549.

Equity Issuance

On January 31, 2011, February 28, 2011 and March 31, 2011, we issued shares of our common stock in connection with the dividend reinvestment plan of 84,155, 83,021 and 76,253, respectively.

Dividend

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

Credit Facility

On January 13, 2011, we amended our revolving credit facility. The amendment increases the accordion feature limit from $300,000 to $400,000 of commitments, of which $285,000 of commitments were in place as of March 31, 2011.  Other changes in the amendment increase our borrowing base with the investments currently pledged to the facility by reducing some concentration limits and allow us to pledge new assets to the facility on an expedited basis.

Senior Convertible Notes

On February 18, 2011, we issued $172,500 in aggregate principal amount of 5.50% senior convertible notes due 2016. The 2011 Notes mature on August 15, 2016, unless previously converted in accordance with their terms. The 2011 Notes are general unsecured obligations, rank equally in right of payment with our existing, including the 2010 Notes and future senior unsecured debt, and rank senior in right of payment to any potential subordinated debt, should any be issued in the future. The 2011 Notes are convertible into shares of our common stock at an initial conversion rate and conversion rate at March 31, 2011 of 78.3699 and 78.3701 shares, respectively, of Common Stock per $1,000 principal amount of 2011 Notes, which is equivalent to a conversion price of approximately $12.76 per share of Common Stock, subject to adjustment in certain circumstances. The holders of the 2011 Notes may also put back the 2011 Notes to the Company under certain circumstances. The net proceeds from the offering of the 2011 Notes were approximately $166,925, which have used to maintain balance sheet liquidity, including repayment of debt under our credit facility, investments in high quality short-term debt instruments or a combination thereof, and will thereafter be used to make long-term investments in accordance with our investment objective. We have analyzed the features of the 2011 Notes to determine if bifurcation was necessary and have determined that it is not material.

Recent Developments

On April 7, 2011, we completed a public stock offering for 9,000,000 shares of our common stock at $11.40 per share, raising $102,600 of gross proceeds.

On April 18, 2011, we made a $13,000 secured debt investment to support the acquisition of a leading food distributor by Annex Capital Management.

On April 21, 2011, we announced an increase in commitments to our credit facility of $40,000. The commitments to the credit facility now stand at $325,000.

On April 26, 2011, we made a senior secured follow-on investment of $11,000 in ICON Health & Fitness, Inc (“ICON”).

On April 29, 2011, we issued 76,377 shares of our common stock in connection with the dividend reinvestment plan.

On May 2, 2011, we sold our membership interests in Fischbein, LLC (“Fischbein”) for $13,270 of gross proceeds, $1,479 of which is deferred revenue held in escrow, realizing a gain of $9,893, and received a repayment on the loan that was outstanding. We subsequently made a $3,334 senior secured second-lien term loan and invested $875 in the common equity of Fischbein with the new ownership.

On May 3, 2011, we made a debt investment of $25,000 to support the acquisition of J.D. Byrider, Inc., a leading used care sales and finance business, by Altamont Capital Partners.

On May 6, 2011, we made a $32,000 investment in an advertising media buying business. Of the $32,000 total investment, $24,000 is structured as senior secured debt, $3,000 as subordinated debt and $4,000 as controlling equity.

On May 6, 2011, we provided $15,000 in secured second-lien acquisition financing for a top company in the in-store media industry.

On May 6, 2011, we provided $15,000 in secured second-lien financing for the recapitalization of a leading company in the engineered glass materials industry.

On May 9, 2011, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•                  $0.101225 per share for May 2011 to holders of record on May 31, 2011 with a payment date of June 24, 2011;

•                  $0.101250 per share for June 2011 to holders of record on June 30, 2011 with a payment date of July 22, 2011;

•                  $0.101275 per share for July 2011 to holders of record on July 29, 2011 with a payment date of August 26, 2011;

•                  $0.101300 per share for August 2011 to holders of record on August 31, 2011 with a payment date of September 23, 2011.

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

Basis of Consolidation

Under the 1940 Act rules, the regulations pursuant to Article 6 of Regulation S-X, and the American Institute of Certified Public Accountants’ Audit and Accounting Guide for Investment Companies, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to us. Our March 31, 2011 and June 30, 2010 financial statements include our accounts and the accounts of Prospect Capital Funding, LLC, our only wholly-owned, closely-managed subsidiary, which is also an investment company. All intercompany balances and transactions have been eliminated in consolidation.

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

In April 2009, the FASB issued ASC 820-10-65, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“ASC 820-10-65”). This update provides further clarification for ASC 820 in markets that are not active and provides additional guidance for determining when the volume of trading level of activity for an asset or liability has significantly decreased and for identifying circumstances that indicate a transaction is not orderly. ASC 820-10-65 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of ASC 820-10-65 for the three and nine months ended March 31, 2011 and 2010, did not have any effect on our net asset value, financial position or results of operations as there was no change to the fair value measurement principles set forth in ASC 820.

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

If we fail to satisfy the Annual Distribution Requirement or otherwise fail to qualify as a RIC in any taxable year, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would we be required to make distributions. Distributions would generally be taxable to our individual and other non-corporate taxable stockholders as ordinary dividend income eligible for the reduced maximum rate for taxable years beginning before 2013 (but not for taxable years beginning thereafter, unless the relevant provisions are extended by legislation) to the extent of our current and accumulated earnings and profits, provided certain holding period and other requirements are met. Subject to certain limitations under the Code, corporate distributions would be eligible for the dividends-received deduction. To qualify again to be taxed as a RIC in a subsequent year, we would be required to distribute to our shareholders our accumulated earnings and profits attributable to non-RIC years reduced by an interest charge of 50% of such earnings and profits payable by us as an additional tax. In addition, if we failed to qualify as a RIC for a period greater than two taxable years, then, in order to qualify as a RIC in a subsequent year, we would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of ten years.

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Adoption of ASC 740 was applied to all open tax years as of July 1, 2007. The adoption of ASC 740 did not have an effect on our net asset value, financial condition or results of operations as there was no liability for unrecognized tax benefits and no change to our beginning net asset value. As of March 31, 2011 and for the three and nine months then ended, we did not have a liability for any unrecognized tax benefits. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

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

Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will not be collected in accordance with the terms of the investment. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, are likely to remain current. As of March 31, 2011, approximately 2.4% of our net assets are in non-accrual status.

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

Guarantees and Indemnification Agreements

We followASC 460, Guarantees (“ASC 460”). ASC 460 elaborates on the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, for those guarantees that are covered by ASC 460, the fair value of the obligation undertaken in issuing certain guarantees.

Per Share Information

Net increase or decrease in net assets resulting from operations per common share are calculated using the weighted average number of common shares outstanding for the period presented. In accordance with ASC 946, Financial Services — Investment Companies, convertible securities are not considered in the calculation of net assets per share.

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 860, Accounting for Transfers of Financial Assets - an amendment to FAS 140 (“ASC 860”). ASC 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance, and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. ASC 860 was effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (our June 30, 2011 fiscal year), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The adoption of this standard had no effect on our results of operation or our financial position.

In June 2009, the FASB issued ASC 810, Consolidation (“ASC 810”). ASC 810 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in ASC 860, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. ASC 810 was effective as of the beginning of our first annual reporting period that begins after November 15, 2009 (our June 30, 2011 fiscal year). The adoption of this standard had no effect on our results of operation or our financial position.

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASC 2010-06”). ASU 2010-06 amends ASC 820-10 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective December 15, 2009, except for the disclosure about purchase, sales, issuances and settlements in the roll forward of activity in level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 (or July 1,

2011 for us) and for interim periods within those fiscal years. We do not believe that the adoption of the amended guidance in ASC 820-10 will have a significant effect on our financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-10, Consolidation (Topic 810) - Amendments for Certain Investments Funds (“ASU 2010-10”), which defers the application of the consolidation guidance in ASC 810 for certain investments funds. The disclosure requirements continue to apply to all entities. ASU 2010-10 was effective as of the beginning of the first annual period that began after November 15, 2009 and for interim periods within that first annual period or July 1, 2010 for us. The adoption of this standard had no effect on our results of operation or our financial position.

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

In December 2010, the FASB issued Accounting Standards Update 2010-29, Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASM Emerging Issues Task Force (“ASU 2010-29”). ASU 2010-29 addresses diversity in practice about the interpretation of pro forma revenue and earnings disclosure requirements for business combinations. The amended guidance in ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior reporting period only. This standard also expands the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in ASU 2010-29 are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted or effective July 1, 2011 for us. Our management does not believe that the adoption of the amended guidance in ASU 2010-29 will have a significant effect on our financial statements

In February 2011, the FASB issued Accounting Standards Update 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“ASU 2011-02”). ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 provides guidance to clarify whether the creditor has granted a concession and whether a debtor is experiencing financial difficulties. The new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption or July 1, 2011 for us. We do not believe that the adoption of the amended guidance in ASU 2011-02 will have a significant effect on our financial statements.

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

The merger has been accounted for as an acquisition of Patriot by Prospect Capital Corporation (“Prospect”) in accordance with acquisition method of accounting as detailed in Accounting Standards Codification (“ASC” or “Codification”) 805, Business Combinations (“ASC 805”). The fair value of the consideration paid was allocated to the assets acquired and liabilities assumed based on their fair values as the date of acquisition. As described in more detail in ASC 805, goodwill, if any, would have been recognized as of the acquisition date, if the consideration transferred exceeded the fair value of identifiable net assets acquired. As of the acquisition date, the fair value of the identifiable net assets acquired exceeded the fair value of the consideration transferred, and we recognized the excess as a gain. A preliminary gain of $5,714 was recorded by Prospect in the quarter ended December 31, 2009 related to the acquisition of Patriot, which was revised in the fourth quarter of Fiscal 2010, to $7,708, when we settled severance accruals related to certain members of Patriot’s top management, and finalized during the first quarter of Fiscal 2011, to $8,632, when we settled the remaining severance accruals related to the last two members of Patriot’s top management. Under ASC 805, the adjustments to our preliminary estimates were reflected in the three months ended December 31, 2009 (See Note 14 to our consolidated financial statements.). The acquisition of Patriot was negotiated in July 2009 with the purchase agreement being signed on August 3, 2009. Between July 2009 and December 2, 2009, our valuation of certain of the investments acquired from Patriot increased due to market improvement, which resulted in the recognition of the gain at closing.

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

During the three and nine months ended March 31, 2011, we recognized $4,739 and $10,092, respectively, of interest income due to purchase discount accretion from the assets acquired from Patriot. Included in the $4,739 for the three months ended March 31, 2011, is $1,302 of normal accretion and $3,268 of accelerated accretion resulting from the recapitalization of our loans to Arrowhead and Copernicus. Included in the $10,092 for the nine months ended March 31, 2011, is $3,979 of normal accretion, $1,285 of accelerated accretion resulting from the repayment of Impact Products, LLC (“Impact Products”) and $4,828 of accelerated accretion resulting from the recapitalization of our debt investments in Arrowhead, Copernicus and Northwestern Management Services, LLC (“Northwestern”). The restructured loans for Arrowhead, Copernicus and Northwestern were issued at market terms comparable other industry transactions. In accordance with ASC 320-20-35 the cost basis of the new loan was recorded at par value, which precipitated the acceleration of original purchase discount from the loan repayment which was recognized as interest income.

During the three and nine months ended March 31, 2010, we recognized $9,133 and $14,454, respectively, of interest income due to purchase discount accretion from the assets acquired from Patriot. Included in the $9,133 for the three months ended March 31, 2010, is $2,231 of normal accretion and $6,902 of accelerated accretion resulting from the restructuring of our loans to Aircraft Fasteners International, LLC (“AFI”), Prince Mineral Company, Inc. (“Prince”) and R-O-M Corporation (“ROM”). The revised terms were more favorable than the original terms and increased the present value of the future cash flows. In accordance with ASC 320-20-35 the cost basis of the new loans were recorded at par value, which precipitated the acceleration of original purchase discount from the loan repayment which was recognized as interest income. Included in the $14,454 for the nine months ended March 31, 2010, is $2,992 of normal accretion and $11,462 of accelerated accretion resulting from the early repayments of three loans, three revolving lines of credit, the sale of one investment position and the restructuring of our loans to AFI, Prince and ROM.

Investment Holdings

As of March 31, 2011, we continue to pursue our investment strategy. Despite our name change to “Prospect Capital Corporation” and the termination of our policy to invest at least 80% of our net assets in energy companies in May 2007, we currently have a concentration of investments in companies in the energy and energy related industries. Some of the companies in which we invest have relatively short or no operating histories. These companies are and will be subject to all of the business risk and uncertainties associated with any new business enterprise, including the risk that these companies may not reach their investment objective or the value of our investment in them may decline substantially or fall to zero.

At March 31, 2011, approximately $1,213,517 or 132.9% of our net assets was invested in 64 long-term portfolio investments and 10.4% of our net assets invested in money market funds.

During the nine months ended March 31, 2011, we originated $641,036 of new investments. Our origination efforts recently have focused primarily on secured lending and reducing the risk in the portfolio, including a higher percentage of first lien loans than in prior peiods, though we also continue to close selected junior debt and equity investments. In addition to targeting investments senior in corporate capital structures with our new originations, we have also increased our origination business mix of third party private equity sponsor owned companies, which tend to have more third party equity capital supporting our debt investments than non sponsor transactions.  Our portfolio’s annualized current yield decreased from 14.6% as of March 31, 2010 to 12.9% as of March 31, 2011across all long-term debt and certain equity investments . We expect Prospect’s current asset yield may decline modestly over the next few quarters as we increase the size of the portfolio while reducing credit risk. Monetization of other equity positions that we hold is not included in this yield calculation. In many of our portfolio companies, we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.

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

As of March 31, 2011, we own controlling interests in AIRMALL USA, Inc. (“AIRMALL”), Ajax Rolled Ring & Machine, Inc. (“Ajax”), AWCNC, LLC, Borga, Inc., C&J Cladding, LLC (“C&J”), Change Clean Energy Holdings, Inc. (“CCEHI”), Fischbein, Freedom Marine Services LLC (“Freedom Marine”), Gas Solutions Holdings, Inc. (“GSHI”), Integrated Contract Services, Inc. (“ICS”), Iron Horse Coiled Tubing, Inc. (“Iron Horse”), Manx Energy, Inc. (“Manx”), NRG Manufacturing, Inc. (“NRG”), Nupla Corporation (“Nupla”), R-V Industries (“R-V”), Inc. and Yatesville Coal Holdings, Inc. (“Yatesville”). We also own an affiliated interest in Biotronic NeuroNetwork (“Biotronic”), Boxercraft Incorporated (“Boxercraft”), Smart, LLC, and Sport Helmets Holdings, LLC (“Sport Helmets”).

The following is a summary of our investment portfolio by level of control:

	March 31, 2011				June 30, 2010

Level of Control	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio

Control	$235,879	18.6%	$275,349	21.0%	$185,720	23.3%	$195,958	24.0%
Affiliate	56,594	4.4%	70,754	5.4%	65,082	8.2%	73,740	9.0%
Non-control/Non-affiliate	881,166	69.5%	867,414	66.3%	477,957	59.9%	478,785	58.6%
Money Market Funds	94,919	7.5%	94,919	7.3%	68,871	8.6%	68,871	8.4%

Total Portfolio	$1,268,558	100.0%	$1,308,436	100.0%	$797,630	100.0%	$817,354	100.0%

The following is our investment portfolio presented by type of investment at March 31, 2011 and June 30, 2010, respectively:

	March 31, 2011				June 30, 2010

Type of Investment	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio

Money Market Funds	$94,919	7.5%	$94,919	7.3%	$68,871	8.6%	$68,871	8.4%
Revolving Line of Credit	3,379	0.3%	3,378	0.3%	4,754	0.6%	5,017	0.6%
Senior Secured Debt	677,450	53.3%	650,356	49.8%	313,755	39.4%	287,470	35.2%
Subordinated Secured Debt	382,220	30.1%	357,600	27.3%	333,453	41.8%	313,511	38.4%
Subordinated Unsecured Debt	54,488	4.3%	55,375	4.2%	30,209	3.8%	30,895	3.8%
Preferred Stock	27,468	2.2%	20,257	1.5%	16,969	2.1%	5,872	0.7%
Common Stock	19,864	1.6%	93,546	7.1%	20,243	2.5%	77,131	9.4%
Membership Interests	5,917	0.5%	22,725	1.7%	6,964	0.9%	17,730	2.2%
Overriding Royalty Interests	—	—%	2,230	0.2%	—	—%	2,768	0.3%
Net Profit Interests	—	—%	—	—%	—	—%	1,020	0.1%
Warrants	2,853	0.2%	8,050	0.6%	2,412	0.3%	7,069	0.9%

Total Portfolio	$1,268,558	100.0%	$1,308,436	100.0%	$797,630	100.0%	$817,354	100.0%

The following is our investment portfolio presented by geographic location of the investment at March 31, 2011 and June 30, 2010, respectively:

	March 31, 2011				June 30, 2010

Geographic Location	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio

Canada	$61,387	4.8%	$61,963	4.7%	$21,002	2.6%	$12,054	1.5%
Ireland	14,908	1.2%	15,000	1.1%	14,903	1.9%	15,000	1.8%
Netherlands	—	—%	—	—%	1,397	0.2%	1,233	0.2%
Midwest US	233,012	18.4%	227,702	17.4%	170,869	21.5%	167,571	20.5%
Northeast US	190,268	15.0%	191,865	14.7%	61,813	7.7%	62,727	7.7%
Southeast US	234,631	18.5%	215,768	16.5%	193,420	24.2%	171,144	20.9%
Southwest US	186,435	14.7%	248,215	19.0%	179,641	22.6%	235,945	28.9%
Western US	252,998	19.9%	253,004	19.3%	85,714	10.7%	82,809	10.1%
Money Market Funds	94,919	7.5%	94,919	7.3%	68,871	8.6%	68,871	8.4%
Total Portfolio	$1,268,558	100.0%	$1,308,436	100.0%	$797,630	100.0%	$817,354	100.0%

The following is our investment portfolio presented by industry sector of the investment at March 31, 2011 and June 30, 2010, respectively:

	March 31, 2011				June 30, 2010

Industry	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio

Aerospace and Defense	$56	—%	$35	—%	$56	—%	$38	—%
Automobile	17,114	1.3%	17,711	1.4%	19,017	2.4%	18,615	2.3%
Biomass Power	2,540	0.2%	—	—%	2,383	0.3%	—	—%
Business Services	12,223	1.0%	12,607	1.0%	12,060	1.5%	12,132	1.5%
Chemicals	25,150	2.0%	25,150	1.9%	1,397	0.2%	1,233	0.2%
Commercial Services	30,000	2.4%	30,000	2.3%	—	—%	—	—%
Consumer Services	68,500	5.4%	68,500	5.2%	—	—%	—	—%
Contracting	17,873	1.4%	1,680	0.1%	16,652	2.1%	4,542	0.6%
Durable Consumer Products	72,259	5.7%	72,900	5.6%	20,000	2.5%	20,000	2.4%
Ecological	141	—%	245	—%	141	—%	340	—%
Electronics	588	—%	1,171	0.1%	25,777	3.2%	25,629	3.1%
Financial Services	—	—%	—	—%	25,814	3.2%	25,592	3.1%
Food Products	133,123	10.5%	137,682	10.5%	53,681	6.7%	60,882	7.4%
Gas Gathering and Processing	42,003	3.3%	97,596	7.5%	37,503	4.7%	93,096	11.4%
Healthcare	132,216	10.4%	138,928	10.6%	89,026	11.2%	93,593	11.5%
Home and Office Furnishings, Housewares and Durable	2,021	0.2%	6,085	0.5%	14,112	1.8%	17,232	2.1%
Insurance	87,000	6.9%	87,000	6.6%	5,811	0.7%	5,952	0.7%
Machinery	12,911	1.0%	22,829	1.7%	15,625	2.0%	17,776	2.2%
Manufacturing	72,935	5.7%	78,859	6.0%	74,961	9.4%	64,784	7.9%
Metal Services and Minerals	13,498	1.1%	28,932	2.2%	19,252	2.4%	33,620	4.1%
Mining, Steel, Iron and Non-Precious Metals and Coal Production	1,435	0.1%	—	—%	1,130	0.1%	808	0.1%
Oil and Gas Production	124,536	9.8%	86,039	6.6%	122,034	15.3%	96,988	11.9%
Oilfield Fabrication	24,700	1.9%	25,194	1.9%	30,429	3.8%	30,429	3.7%
Personal and Nondurable Consumer Products	14,960	1.2%	22,413	1.7%	14,387	1.8%	20,049	2.5%
Pharmaceuticals	—	—%	—	—%	11,955	1.5%	12,000	1.5%
Printing and Publishing	5,272	0.4%	5,651	0.4%	5,222	0.7%	5,284	0.6%
Production Services	16,387	1.3%	16,963	1.3%	21,002	2.6%	12,054	1.5%
Property Management	52,420	4.1%	51,726	4.0%	—	—%	—	—%
Retail	14,669	1.2%	1,504	0.1%	14,669	1.8%	2,148	0.3%
Shipping Vessels	10,838	0.9%	3,783	0.3%	10,040	1.3%	3,583	0.4%
Software & Computer Services	37,889	3.0%	38,000	2.9%	14,903	1.9%	15,000	1.8%
Specialty Minerals	30,169	2.4%	33,858	2.6%	15,814	2.1%	18,463	2.3%
Technical Services	11,409	0.9%	11,500	0.9%	11,387	1.4%	11,615	1.4%
Textiles and Leather	12,879	1.0%	15,449	1.2%	22,519	2.8%	25,006	3.1%
Transportation	73,925	5.8%	73,527	5.6%	—	—%	—	—%
Money Market Funds	94,919	7.5%	94,919	7.3%	68,871	8.6%	68,871	8.4%
Total Portfolio	$1,268,558	100.0%	$1,308,436	100.0%	$797,630	100.0%	$817,354	100.0%

Portfolio Investment Activity

During the nine months ended March 31, 2011, we acquired $570,480 of new investments, completed follow-on investments in existing portfolio companies, totaling approximately $59,111, funded $2,935 of revolver advances, and recorded PIK interest of $8,510, resulting in gross investment originations of $641,036. The more significant of these investments are described briefly in the following:

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

On October 12, 2010, we made a senior secured debt investment of $32,500 in ICON, a leading manufacturer and marketer of branded health and fitness equipment.

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

On January 6, 2011, we made a senior secured term loan investment of $30,000 to support the acquisition of Progressive by a middle market private equity firm.

On January 10, 2011, we made a senior secured debt investment of $19,000 to support the acquisition of Endeavor House by Pinnacle.

On January 21, 2011, we provided senior secured credit facilities of $28,200 to support the acquisition of Stauber, by ICV Partners. Through March 31, 2011, we have funded $25,700 of the commitment.

On January 31, 2011, we made a senior secured term investment of $7,500 to support the recapitalization of Empire, which is the second largest independent provider of carpet and hard surface flooring to consumers in the residential replacement flooring industry.

On February 3, 2011, we made a senior secured debt investment of $22,000 to support the recapitalization of Medical Security, a pharmacy services company. Through March 31, 2011, we have funded $20,500 of the commitment.

On February 4, 2011, we made a secured second-lien debt investment of $45,000 to support the refinancing of Clearwater, a leading premium seafood company based in Nova Scotia, Canada.

On February 9, 2011, we made a senior secured debt investment of $22,500 to support the recapitalization of Copernicus. After the financing we received a repayment of the loan that was previously outstanding.

On March 2, 2011, we made a senior secured first-lien debt investment of $12,500 to support the acquisition of Out Rage, a market leader in the bowhunting equipment industry.

On March 4, 2011, we made a $27,000 secured second-lien term loan to Arrowhead. After the financing we received a repayment of the loan that was previously outstanding.

On March 18, 2011, we closed a $60,000 first-lien senior secured facility for Safe-Guard Products International, LLC, the leading third-party administrator of ancillary finance and insurance products and services for new, used, and leased motor vehicles.

On March 31, 2011, we funded a $53,000 first-lien senior secured credit facility, funded $1,435 of a $5,000 commitment on a revolving line of credit and invested $1,500 in common equity to support the acquisition of CAS by ICV Partners.

On March 31, 2011, we provided a net $32,770 in first-lien senior secured financing for the recapitalization of Progrexion focused on the consumer credit information sector.

During the nine months ended March 31, 2011, we closed-out fourteen positions which are briefly described below.

On July 30, 2010, Northwestern repaid the $8,500 loan receivable to us.

On August 26, 2010, Regional Management Corporation repaid the $25,814 loan receivable to us.

On September 1, 2010, Impact Products repaid the $12,848 loan receivable to us.

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

On November 3, 2010, TriZetto Group repaid the $15,492 loan receivable to us.

On December 1, 2010, Qualitest Pharmaceuticals, Inc. repaid the $12,000 loan receivable to us.

On December 10, 2010, American Gilsonite repaid the $14,783 loan receivable to us.

On December 15, 2010, we sold Sidump’r Trailer Company, Inc. and received $430 net proceeds.

In December 2010, we exercised our warrants in Miller and received 2,013,814 shares of Miller common stock and sold 1,397,510 of these shares at $3.95 net proceeds per share, realizing a gain of $5,415. We sold the remaining 616,304 shares of Miller common stock on January 10, 2011, realizing $4.23 of net proceeds per share and an additional gain of $2,561 on this sale and a total gain of $7,976 on settlement of the investment.

On January 24, 2011, Maverick repaid the $13,122 loan receivable to us.

On March 11, 2011, EXL repaid the $22,988 loan receivable to us and we sold our 2,500 shares of EXL common stock.

On March 31, 2011, KTPS repaid the $8,414 loan receivable to us. A portion of the loan receivable was repaid at a discount, for which we realized a loss of $549.

During the nine months ended March 31, 2011, we also received principal amortization payments of $12,584 on several loans, and $12,640 of partial prepayments related to AIRMALL, AFI, Ajax, EXL Acquisition Corporation, Fischbein, Iron Horse, LHC Holdings Corp., Nupla and Progrexion.

During the three and nine months ended March 31, 2011, we recognized $4,739 and $10,092, respectively, of interest income due to purchase discount accretion from the assets acquired from Patriot. Included in the $4,739 for the three months ended March 31, 2011, is $1,302 of normal accretion and $3,268 of accelerated accretion resulting from the recapitalization of our loans to Arrowhead Copernicus. Included in the $10,092 for the nine months ended March 31, 2011, is $3,979 of normal accretion, $1,116 of accelerated accretion resulting from the repayment of Impact Products, and $4,828 of accelerated accretion resulting from the recapitalization of our debt investments in Arrowhead, Copernicus and Northwestern. The restructured loans for Arrowhead, Copernicus and Northwestern were issued at market terms comparable other industry transactions. In accordance with ASC 320-20-35 the cost basis of the new loan was recorded at par value, which precipitated the acceleration of original purchase discount from the loan repayment which was recognized as interest income. We expect to recognize $1,059 of normal accretion during the three months ended June 30, 2011.

The following is a quarter-by-quarter summary of our investment activity:

Quarter-End	Acquisitions(1)	Dispositions(2)

March 31, 2011	$359,152	$76,494
December 31, 2010	140,933	62,915
September 30, 2010	140,951	68,148
June 30, 2010	88,973	39,883
March 31, 2010	59,311	26,603
December 31, 2009(3)	210,438	45,494
September 30, 2009	6,066	24,241
June 30, 2009	7,929	3,148
March 31, 2009	6,356	10,782
December 31, 2008	13,564	2,128
September 30, 2008	70,456	10,949
June 30, 2008	118,913	61,148
March 31, 2008	31,794	28,891
December 31, 2007	120,846	19,223
September 30, 2007	40,394	17,949
June 30, 2007	130,345	9,857
March 31, 2007	19,701	7,731
December 31, 2006	62,679	17,796
September 30, 2006	24,677	2,781
June 30, 2006	42,783	5,752
March 31, 2006	15,732	901
December 31, 2005	—	3,523
September 30, 2005	25,342	—
June 30, 2005	17,544	—
March 31, 2005	7,332	—
December 31, 2004	23,771	32,083
September 30, 2004	30,371	—
Since inception	$1,816,353	$578,420

(1)	Includes new deals, additional fundings, refinancings and PIK interest.
(2)	Includes scheduled principal payments, prepayments and refinancings.
(3)	The $210,438 of acquisitions for the quarter ended December 31, 2009 includes $207,126 of portfolio investments acquired from Patriot.

Investment Valuation

In determining the fair value of our portfolio investments at March 31, 2011, the Audit Committee considered valuations from the independent valuation firm and from management having an aggregate range of $1,195,867 to $1,280,930 excluding money market investments.

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

The Board of Directors looked at several factors in determining where within the range to value the asset including:  recent operating and financial trends for the asset, independent ratings obtained from third parties and comparable multiples for recent sales of companies within the industry. The composite of all these analysis, applied to each investment, was a total valuation of $1,213,517, excluding money market investments.

Our portfolio companies are generally lower middle market companies, outside of the financial sector, with less than $50,000 of annual EBITDA. We believe our market has experienced less volatility than others because we believe there are more buy and hold investors who own these less liquid investments.

During the nine months ended March 31, 2011, there has been a general improvement in the markets in which we operate, and market rates of interest negotiated for middle market loans have decreased.

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

Ajax Rolled Ring & Machine, Inc.

We acquired a controlling equity interest in Ajax in a recapitalization of the company that was closed on April 4, 2008. We funded $22,000 of senior secured term debt, $11,500 of subordinated term debt and $6,300 of equity as of that closing. During the fiscal year ended June 30, 2010, we funded an additional $3,530 of secured subordinated debt to refinance a third-party revolver provider and provide working capital. Ajax repaid $3,461 of this secured subordinated debt during the quarter ended September 30, 2010. As of March 31, 2011, we control 77.68% of the fully-diluted common and preferred equity.

Ajax forges seamless steel rings sold to various customers. The rings are used in a range of industrial applications, including in construction equipment and wind power turbines. Ajax’s business is cyclical, and the business experienced a significant decline in 2009 in light of the global macroeconomic crisis. Ajax has seen significant improvement in operating results in 2010 with EBITDA increasing over 100% from that generated in 2009.

The Board of Directors increased the fair value of our investment in Ajax to $31,500 as of March 31, 2011, a reduction of $10,309 from its amortized cost, compared to the $13,006 unrealized depreciation recorded at June 30, 2010.

Change Clean Energy Holdings Inc. and Change Clean Energy, Inc., f/k/a Worcester Energy Partners, Inc.

Change Clean Energy, Inc. (“CCEI”) is an investment that we originated in September 2005, which owns and operated a biomass energy plant. In March 2009, CCEI ceased operations, as the business became uneconomic based on the cost of materials and the price being received for the electricity generated. During that quarter, we instituted foreclosure proceedings against the co-borrowers of our debt. In anticipation of such proceedings, CCEHI was established. On March 11, 2009, the foreclosure was completed and the assets were assigned to a wholly owned subsidiary of CCEHI. During the year ended June 30, 2010, we provided additional funding of $296 to CCEHI to fund ongoing operations. CCEI currently has no material operations. At June 30, 2009 we determined that the impairment at both CCEI and CCEHI was other than temporary and recognized a realized loss of $41,134, which was the amount by which the amortized cost exceeded the fair value. During the quarter ended December 31, 2010, we made a follow-on investment of $156 in CCEHI for professional services related to ongoing litigations and plant security. At March 31, 2011, our Board of Directors, under recommendation from senior management, has set the value of the CCEHI investment with no value, a reduction of $2,540 from its amortized cost after the recognized depreciation.

Freedom Marine Services, LLC

Freedom Marine is an investment that we initially funded in October 2006. We acquired a controlling interest in the company on October 1, 2009 as part of a broader restructuring of the company and subsequently provided additional funding to support ongoing operations. On February 14, 2011, we provided an additional $479 to Freedom Marine in order to provide needed liquidity and pay current dry docking expenses. As of March 31, 2011, we control 86.78% of the fully-diluted equity.

Freedom Marine is an owner-operator of three offshore supply vessels operating out of Houma, Louisiana. The three vessels are leased out to various oil and gas industry participants operating in the Gulf of Mexico. Freedom Marine’s business has been significantly impacted by the 2010 Gulf of Mexico oil spill. Offshore activity levels remain depressed and the company has been EBITDA negative since October 2010.

Based upon an analysis of the liquidation value of the vessels and the enterprise value of Freedom Marine, our Board of Directors determined the fair value of our investment in Freedom Marine to be $3,783 at March 31, 2011, a reduction of $7,055 from its amortized cost, compared to the $6,457 unrealized loss recorded at June 30, 2010.

Gas Solutions Holdings, Inc.

GSHI is an investment that we completed in September 2004 in which we own 100% of the equity. GSHI is a midstream gathering and processing business located in east Texas. GSHI has improved its operations and experienced an increase in revenue, gross margin, and EBITDA over the past year given the increase in plant volumes and natural gas liquids prices.

In February 2010, we hired Robert Bourne as President and CEO of Gas Solutions. Mr. Bourne continues to focus on our upside plant projects and seeking new opportunities to help Gas Solutions grow beyond its existing footprint. On September 30, 2010, we made a follow-on secured debt investment of $4,500 in Gas Solutions to support the acquisition of an additional gathering pipeline system in Texas.

In April 2010, Gas Solutions purchased a series of propane puts with strike prices of $1.00 per gallon and $0.95 per gallon covering the periods May 1, 2010, through April 30, 2011, and May 1, 2011, through April 30, 2012, respectively. Gas Solutions hedged approximately 85% of its current exposure to natural gas liquids based on current plant volumes. These hedges will reduce the volatility on earnings associated with lower prices of natural gas liquids without limiting the upside from higher prices, helping GSHI to continue to generate sufficient cash flow to make interest and dividend payments. GSHI has experienced a growth of approximately 34% in revenue and 44% in EBITDA when comparing 2010 results to 2009 results. As GSHI continues to fill the excess capacity at the plant, operating results will continue to improve.

In determining the value of GSHI, we have utilized two valuation techniques to determine the value of the investment. Our Board of Directors has determined the value to be $97,596 for our debt and equity positions at March 31, 2011 based upon a combination of a discounted cash flow analysis and a public comparables analysis. At March 31, 2011 and June 30, 2010, GSHI was valued $55,593 above its amortized cost.

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

In January 2009, we foreclosed on the real and personal property of ICS. Through this foreclosure process, we gained 100% ownership of THS and certain ESA assets. During the nine months ended March 31, 2011, we made follow-on secured debt investments of $1,163 in THS to support ongoing operations. THS provides outsourced medical staffing and security staffing services to governmental and commercial enterprises. In 2009, THS was informed that the U.S. Air Force would not exercise its option to renew its contract. THS continues to solicit new contracts to replace the revenue lost when the Air Force contract ended.

Based upon an analysis of the liquidation value of the ESA assets and the enterprise value of THS, our Board of Directors determined the fair value of our investment in ICS to be $1,680 at March 31, 2011, a reduction of $16,193 from its amortized cost, compared to the $12,110 unrealized loss recorded at June 30, 2010.

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

Effective January 1, 2010, we restructured our senior secured and bridge loans to Iron Horse and we reorganized Iron Horse’s management structure. Our loans were replaced with three new tranches of senior secured debt and our total ownership of Iron Horse decreased to 70.4% on a fully-diluted basis. Our fully-diluted equity ownership will incrementally decrease as debt tranches are repaid. There was no change to fair value at the time of restructuring. In 2010, Iron Horse returned to profitability reporting EBITDA of over $12,000 for the year ended December 31, 2010. Revenues were up almost 500% from 2009 to 2010 and Iron Horse repaid $2,615 and $2,000 of this senior secured debt during the quarters ended December 31, 2010 and March 31, 2011, respectively. As Iron Horse has shown an ability to continue to service the interest and principal payments as they come due, we returned Iron Horse to accrual status in December 2010.

The Board of Directors increased the fair value of our investment in Iron Horse to $16,963 as of March 31, 2011, a premium of $576 above its amortized cost, compared to the $8,948 unrealized depreciation recorded at June 30, 2010.

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

The Board of Directors wrote-down the fair value of our investment in Manx to $4,679 as of March 31, 2011, a reduction of $14,090 from its amortized cost, compared to the $13,584 unrealized loss recorded at June 30, 2010.

Yatesville Coal Holdings, Inc.

All of our coal holdings have been consolidated under the Yatesville entity. Yatesville delivered improved operating results after the consolidation of the coal holdings, but the company mined through all of its permitted reserves by December 2008 and has not produced meaningful revenues since then. We continue to evaluate strategies for Yatesville, such as soliciting indications of interest regarding a transaction involving part or all of recoverable reserves. During the quarter ended December 31, 2009, we discontinued operations at Yatesville. At December 31, 2009, our Board of Directors determined that, consistent with the decision to discontinue operations, the impairment of Yatesville was other than temporary, and we recorded a realized loss of $51,228, which was the amount that the amortized cost exceeded the fair value at December 31, 2009. During the quarter ended December 31, 2010, we made a follow-on investment of $457 in Yatesville for professional services related to ongoing litigations. At March 31, 2011, our Board of Directors, under recommendation from senior management, has set the value of the Yatesville investment with no value, a reduction of $1,435 from its amortized cost after the recognized depreciation.

Equity positions in the portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results. Five of our portfolio companies have experienced such volatility — C&J, Fischbein, Iron Horse and NRG, with improved operating results and AIRMALL with declining operating results. NRG experienced a meaningful increase in valuation during the three months ended March 31, 2011, due to overall industry stabilization and increased backlog resulting from a new product line. The value of our equity position in NRG has increased to $19,826 as of March 31, 2011, a premium of $17,509 to its amortized cost, compared to the $4,714 unrealized gain recorded at June 30, 2010. Seven of the other controlled investments have continuing challenges and have been valued at discounts to the original investment. Seven of the control investments are valued at premiums to the original investment amounts, including Iron Horse for which our unrealized gain increased by $9,524 during the nine months ended March 31, 2011 due to improved operating results. Overall, at March 31, 2011, the control investments are valued at $39,470 above their amortized cost.

We hold four affiliate investments at March 31, 2011. The affiliate investments reported strong operating results with valuations increasing for three investments — Biotronic, Boxercraft and Sport Helmets. Biotronic experienced the most meaningful increase in valuation. Biotronic completed a significant acquisition in November 2010, which is driving the operating results and the increase in the value of the investment. All affiliate investments are valued at amortized cost or higher. Overall, at March 31, 2011, affiliate investments are valued $14,160 above their amortized cost.

With the Non-control/Non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is limited on the high side to each loan’s par value, plus any prepayment premia that could be imposed. Many of the debt investments in this category have not experienced a significant change in value, as they were previously valued at or near par value. The exception to this categorization relates to investments which were acquired in the Patriot Acquisition, many of which were acquired at significant discounts to par value, and any changes in operating results or interest rates can have a significant effect on the value of such investments. H&M Oil & Gas, LLC (“H&M”), Shearer’s Food’s, Inc. (“Shearer’s”) and Stryker Energy, LLC (“Stryker”), experienced decreases in valuations due to declines in their operating results. The remaining investments did not experience significant changes in operations or valuation.

During the three and nine months ended March 31, 2011, we recognized $4,739 and $10,092, respectively, of interest income due to purchase discount accretion from the assets acquired from Patriot. Included in the $4,739 for the three months ended March 31, 2011, is $1,302 of normal accretion and $3,268 of accelerated accretion resulting from the recapitalization of our loans to Arrowhead Copernicus. Included in the $10,092 for the nine months ended March 31, 2011, is $3,979 of normal accretion, $1,116 of accelerated accretion resulting from the repayment of Impact Products, and $4,828 of accelerated accretion resulting from the recapitalization of our debt investments in Arrowhead, Copernicus and Northwestern. The restructured loans for Arrowhead, Copernicus and Northwestern were issued at market terms comparable other industry transactions. In accordance with ASC 320-20-35 the cost basis of the new loan was recorded at par value, which precipitated the acceleration of original purchase discount from the loan repayment which was recognized as interest income.

Capitalization

Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt currently consists of a revolving credit facility availing us of the ability to borrow debt subject to borrowing base determinations and Senior Convertible Notes which we issued in December 2010 and February 2011 and our equity capital is currently comprised entirely of common equity. The following table shows the Revolving Credit Facility and Senior Convertible Notes amounts and outstanding borrowings at March 31, 2011 and June 30, 2010:

	As of March 31, 2011		As of June 30, 2010
	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
Revolving Credit Facility	$285,000	$47,500	$210,000	$100,300
Senior Convertible Notes	$322,500	$322,500	$—	$—

The following table shows the contractual maturity of our Revolving Credit Facility and Senior Convertible Notes at December 31, 2010:

	Payments Due By Period
	Less Than 1 Year	1 - 3 Years	More Than 3 Years
Revolving Credit Facility	$—	$47,500	$—
Senior Convertible Notes	$—	$—	$322,500

We have and expect to continue to fund a portion of our cash needs through borrowings from banks, issuances of senior securities, including secured, unsecured and convertible debt securities and preferred stock, or issuances of common equity. For flexibility, we maintain a universal shelf registration statement that allows for the public offering and sale of our debt securities, common stock, preferred stock and warrants to purchase such securities in an amount up to $750,000 less issuances to date. We may from time to time issue securities pursuant to the shelf registration statement or otherwise pursuant to private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.

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

On June 11, 2010, we closed an extension and expansion of our revolving credit facility with a syndicate of lenders(the “Syndicated Facility”. The lenders have extended current commitments of $325,000 under the Syndicated Facility as detailed in the Recent Developments. The Syndicated Facility includes an accordion feature which allows the facility to be increased to up to $400,000 of commitments in the aggregate to the extent additional or existing lenders commit to increase the commitments. We will seek to add additional lenders in order to reach the maximum size; although no assurance can be given we will be able to do so. As we make additional investments which are eligible to be pledged under the Syndicated Facility, we will generate additional availability to the extent such investments are eligible to be placed into the borrowing base. The revolving period of the Syndicated Facility extends through June 2012, with an additional one year amortization period (with distributions allowed) after the completion of the revolving period. During such one year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one year amortization period, the remaining balance will become due if required by the lenders.

As of March 31, 2011 and June 30, 2010, we had the ability to borrow up to $207,467 and $180,678, respectively under our Syndicated Facility based on the assets pledged as collateral at that time, of which $47,500 and $100,300 was drawn, respectively. The Syndicated Facility requires us to pledge assets as collateral in order to borrow under the credit facility. At March 31, 2011, the investments used as collateral for the Syndicated Facility had an aggregate market value of $603,759, which represents 66.1% of net assets. Prospect Capital Funding, LLC, our wholly-owned subsidiary, holds $543,159 of these investments at market value as of March 31, 2011. The release of any assets from Prospect Capital Funding, LLC requires the approval of Rabobank as facility agent.

The borrowings under the Syndicated Facility bore interest at a rate of one-month Libor plus 250 basis points prior to June 25, 2009, which increased to one-month Libor plus 400 basis points, subject to a minimum Libor floor of 200 basis points for the period from June 26, 2009 to June 10, 2010. Beginning June 11, 2010, interest on borrowings decreased under the Syndicated Facility is one-month Libor plus 325 basis points, subject to a minimum Libor floor of 100 basis points. The maintenance of this facility requires us to pay a fee for the amount not drawn upon. Prior to June 25, 2009, this fee was assessed at the rate of 37.5 basis points per annum of the amount of that unused portion. For the period from June 26, 2010 to June 10, 2010, this rate increased to 100 basis points per annum. After June 11, 2010, the lenders charge a fee on the unused portion of the credit facility equal to either 75 basis points if at least half of the credit facility is used or 100 basis points otherwise.

Concurrent with the extension of our Syndicated Facility, in June 2010, we wrote off $759 of the unamortized debt issue costs associated with the original credit facility, in accordance with ASC 470-50, Debt Modifications and Extinguishments.

Senior Convertible Notes

On December 21, 2010, we issued $150,000 in aggregate principal amount of our 6.25% senior convertible notes due 2015 (“2010 Notes”) for net proceeds following underwriting expenses of approximately $145,200. Interest on the 2010 Notes is paid semi-annually in arrears on June 15 and December 15, at a rate of 6.25% per year, commencing June 15, 2011. The 2010 Notes mature on December 15, 2015 unless converted earlier. The 2010 Notes are convertible into shares of Common Stock at an initial conversion rate and conversion rate at March 31, 2011 of 88.0902 shares of Common Stock per $1,000 principal amount of 2010 Notes, which is equivalent to a conversion price of approximately $11.352 per share of Common Stock, subject to adjustment in certain circumstances. The conversion rate for the 2010 Notes will be increased if monthly cash dividends paid to common shares exceed the rate of $0.101125 cents per share, subject to adjustment.

On February 18, 2011, we issued $172,500 in aggregate principal amount of our 5.50% senior convertible notes due 2016 (“2011 Notes”) for net proceeds following underwriting expenses of approximately $167,325. Interest on the 2011 Notes is paid semi-annually in arrears on February 15 and August 15, at a rate of 5.50% per year, commencing August 15, 2011. The 2011 Notes mature on August 15, 2016 unless converted earlier. The 2011 Notes are convertible into shares of Common Stock at an initial conversion rate and conversion rate at March 31, 2011 of 78.3699 shares of Common Stock per $1,000 principal amount of 2011 Notes, which is equivalent to a conversion price of approximately $12.76 per share of Common Stock, subject to adjustment in certain circumstances. The conversion rate for the 2011 Notes will be increased when monthly cash dividends paid to common shares exceed the rate of $0.101150 per share.

In no event will the total number of shares of common stock issuable upon conversion exceed 96.8992 and 78.3699 per $1,000 principal amount of the 2010 Notes and 2011 Notes, respectively, (the “conversion rate cap”), except that, to the extent we receive written guidance or a no-action letter from the staff of the Securities and Exchange Commission (the “Guidance”) permitting us to adjust the conversion rate in certain instances without regard to the conversion rate cap and to make the 2010 Notes and 2011 Notes (collectively, “Senior Convertible Notes”) convertible into certain reference property in accordance with certain reclassifications, business combinations, asset sales and corporate events by us without regard to the conversion rate cap, we will make such adjustments without regard to the conversion rate cap and will also, to the extent that we make any such adjustment without regard to the conversion rate cap pursuant to the Guidance, adjust the conversion rate cap accordingly. We will use our commercially reasonable efforts to obtain such Guidance as promptly as practicable.

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

In connection with the issuance of the Senior Convertible Notes, we incurred $10,536 of fees which are being amortized over the term of the facility in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $10,226 remains to be amortized.

During the three months ended March 31, 2011, we recorded $3,688 of interest costs and amortization of financing costs as interest expense.

During the nine months ended March 31, 2011, we raised $177,593 of additional equity, net of offering costs, by issuing 18,494,476 shares of our common stock below net asset value diluting shareholder value by $0.15 per share. The following table shows the calculation of net asset value per share as of December 31, 2010 and June 30, 2010:

	As of March 31, 2011	As of June 30, 2010
Net Assets	$912,921	$711,424
Shares of common stock outstanding	88,358,811	69,086,862
Net asset value per share	$10.33	$10.30

At March 31, 2011, we had 88,358,811 of our common stock issued and outstanding.

Results of Operations

Net increase in net assets resulting from operations for the three months ended March 31, 2011 and 2010 was $33,759 and $25,940, respectively, representing $0.38 and $0.41 per weighted average share, respectively. During the three months ended March 31, 2011, we experienced net unrealized and realized gains of $9,803 or approximately $0.11 per weighted average share primarily from significant write-ups of our investments in Biotronic, NRG and Sport Helmets, and our sale of Miller common stock for which we realized a gain of $2,561. These instances of appreciation were partially offset by unrealized depreciation in AIRMALL, Copernicus and Shearer’s. During the three months ended March 31, 2010, we experienced net unrealized and realized losses of $6,966 or approximately $0.11 per weighted average share due primarily to write-ups of our investments in GSHI, Prince and Miller, partially offset by unrealized depreciation of our investments in NRG and Freedom Marine.

Net increase in net assets resulting from operations for the nine months ended March 31, 2011 and 2010 was $91,279 and $5,042, respectively, representing $1.11 and $0.09 per weighted average share, respectively. During the nine months ended March 31, 2011, we experienced net unrealized and realized gains of $27,248 or approximately $0.34 per weighted average share primarily from significant write-ups of our investments in Ajax, Biotronic, Fischbein, Iron Horse, NRG, Nupla and Sport Helmets, and our sale of Miller common stock for which we realized a gain of $7,976. These instances of unrealized appreciation were partially offset by unrealized depreciation in H&M, ICS, Shearer’s and Stryker. During the nine months ended March 31, 2010, we experienced net unrealized and realized losses of $45,508 or approximately $0.80 per weighted average share due primarily due to the impairment of Yatesville (See Investment Valuations for further discussion.). The $51,228 realized loss for Yatesville was partially offset by write-ups of our investments in Ajax, Freedom Marine, H&M, Manx, NRG, and R-V.

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

Investment income, which consists of interest income, including accretion of loan origination fees and prepayment penalty fees, dividend income and other income, including settlement of net profits interests, overriding royalty interests and structuring fees, was $44,573 and $32,005 for the three months ended March 31, 2011 and March 31, 2010, respectively. Investment income was $113,085 and $85,323 for the nine months ended, March 31, 2011 and March 31, 2010, respectively. During the three and nine months ended March 31, 2011, the primary driver of the increase in investment income is the deployment of additional capital in revenue-producing assets through increased origination, for which we recognized an increase of $5,721 and $11,383, respectively, in structuring fee income, and $9,896 and $34,135, respectively, in cash and payment-in-kind interest income. This $9,896 and $34,135 of interest income excludes purchase discount accretion from the assets acquired from Patriot and is the result of a larger income producing investment portfolio. For the respective three-month period ended March 31, 2011, these increases were partially offset by a $4,394 decrease in purchase discount accretion from the assets acquired from Patriot recognized as interest income. For the respective nine-month period ended March 31, 2011, these increases were partially offset by a $5,950 decline in dividend income from GSHI and a decline in income from the Patriot acquisition, for which we recognized a gain of

$8,632. The following table describes the various components of investment income and the related levels of debt investments:

	For The Three Months Ended March 31,		For The Nine Months Ended March 31,

	2011	2010	2011	2010

Interest income	$ 34,504	$ 27,947	$ 90,787	$ 61,321
Dividend income	2,763	2,301	8,328	12,689
Other income	7,306	1,757	13,970	11,313
Total investment income	$ 44,573	$ 32,005	$ 113,085	$ 85,323

Average debt principal of investments	$1,059,124	$ 676,780	$ 936,302	$ 579,835
Weighted-average interest rate earned	13.03%	16.75%	12.93%	14.09%

Average interest income producing assets have increased from $676,780 for the three months ended March 31, 2010 to $1,059,124 for the three months ended March 31, 2011. The average yield on interest bearing assets decreased from 16.75% for the three months ended March 31, 2010 to 13.03% for the three months ended March 31, 2011. Average interest income producing assets have increased from $579,835 for the nine months ended March 31, 2010 to $936,302 for the three months ended March 31, 2011. The average yield on interest bearing assets decreased from 14.09% for the nine months ended March 31, 2010 to 12.93% for the nine months ended March 31, 2011. These decreases are primarily due to  our origination efforts being focused on secured lending, including a higher percentage of first lien loans than in prior periods, which generally earn interest at lower interest rates than second lien loans with more risk. The fair market value of senior secured loans as a percentage of our total portfolio has increased to 49.8% from 39.6% as of March 31, 2011 and March 31, 2010. The decrease in annualized returns is also attributed to changes in the accelerated accretion on the assets acquired in the Patriot acquisition, for which we recognized $5,350 and $3,465 less accelerated purchase discount accretion during the three and nine months ended March 31, 2011, respectively, primarily due to incremental repayments and restructurings in 2010 when compared to those in 2011, the most significant of which were AFI, Prince and ROM.

Investment income is also generated from dividends and other income. Dividend income has increased from $2,301 for the three months ended March 31, 2011 to $2,763 for the three months ended March 31, 2010. This $462 increase is primarily due to the increased dividends received from our investments in GSHI and NRG. We received dividends from GSHI of $2,500 and $2,300 during the three months ended March 31, 2011 and March 31, 2010, respectively. We received a dividend from NRG of $200 during the three months ended March 31, 2011. No dividend was received from NRG during the three months ended March 31, 2010. Dividend income decreased from $12,689 for the nine months ended March 31, 2010 to $8,328 for the nine months ended March 31, 2011. The decrease in dividend income is primarily attributable to a decrease in the level of dividends received from our investment in GSHI. We received dividends from GSHI of $6,350 and $12,300 during the nine months ended March 31, 2011 and March 31, 2010, respectively. The decrease in dividends from GSHI is primarily the a consequence of GSHI distributing dividends in excess of their current earnings in 2009, as GSHI had accumulated excess earnings and profits available for distribution. GSHI remains profitable and has increased its EBITDA in 2010 in comparison with 2009. We anticipate that GSHI may be able to increase its dividends in the future as the result of organic growth and add-on acquisitions. This decrease was partially offset by $1,507 of dividends received from American Gilsonite and Northwestern during the nine months ended March 31, 2011. No dividend was received from American Gilsonite or Northwestern during the nine months ended March 31, 2010.

Other income has come primarily from structuring fees, overriding royalty interests, and settlement of net profits interests. Income from other sources increased from $1,757 for the three months ended March 31, 2010 to $7,306 for the three months ended March 31, 2011. This $5,549 increase is primarily due to $7,190 of structuring fees recognized during the three months ended March 31, 2011 primarily from the Arrowhead, CAS, Clearwater, Progressive, Progrexion, Safe-Guard and Stauberoriginations. During the three months ended March 31, 2010 we recognized $1,440 of structuring fees, of which $1,235 was recognized as a result of our follow-on debt investments in H&M and Shearer’s. Comparing the nine months ended March 31, 2010 to the nine months ended March 31, 2011, other income, excluding the $8,632 gain on the Patriot acquisition, increased from $2,681 to $13,970. This $11,289 increase is due to $12,865 of structuring fees recognized during the nine months ended March 31, 2011 primarily related to AIRMALL, Arrowhead, CAS, Progrexion, Progressive, Royal and Safe-Guard.

Operating Expenses

Our primary operating expenses consist of investment advisory fees (base management and income incentive fees), borrowing costs, legal and professional fees and other operating and overhead-related expenses. These expenses include our allocable portion of overhead under the Administration Agreement with Prospect Administration under which Prospect Administration provides administrative services and facilities for us. Our investment advisory fees compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions in accordance with our Administration Agreement with Prospect Administration. Operating expenses were $20,617 and $13,031 for the three months ended March 31, 2011 and March 31, 2010, respectively. Operating expenses were $49,054 and $34,773 for the nine months ended March 31, 2011 and March 31, 2010, respectively.

The base investment advisory expenses were $6,037 and $3,576 for the three months ended March 31, 2011 and March 31, 2010, respectively. The base investment advisory expenses were $15,216 and $9,961 for the nine months ended March 31, 2011 and March 31, 2010, respectively. This increase is directly related to our growth in total assets. For the three months ended March 31, 2011 and March 31, 2010, we incurred $5,997 and $4,744, respectively, of income incentive fees. For the nine months ended March 31, 2011 and March 31, 2010, we incurred $16,015 and $12,640, respectively, of income incentive fees. The $3,375 increase in the income incentive fee for the respective nine-month period is driven by an increase in pre-incentive fee net investment income from $63,190 for the nine months ended March 31, 2010 to $80,046 for the nine months ended March 31, 2011, primarily due to an increase in interest income from a larger asset base. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.

During the three and nine months ended March 31, 2011, we incurred $5,660 and $10,182, respectively, of expenses related to our Syndicated Facility and Senior Convertible Notes. This compares with expenses of $2,111 and $5,480 incurred during the three and nine months ended March 31, 2010, respectively. These expenses are related directly to the leveraging capacity put into place for each of those periods and the levels of indebtedness actually undertaken during those quarters. The table below describes the various expenses of our Syndicated Facility and Senior Convertible Notes and the related indicators of leveraging capacity and indebtedness during these periods.

	For The Three Months Ended March 31,		For The Nine Months Ended March 31,

	2011	2010	2011	2010

Interest on borrowings	$3,470	$327	$4,930	$720
Amortization of deferred financing costs	1,494	1,322	3,628	3,428
Commitment and other fees	696	462	1,624	1,332
Total	$5,660	$2,111	$10,182	$5,480

Weighted-average debt outstanding	$237,280	$22,040	$121,084	$15,972
Weighted-average interest rate on borrowings	5.85%	6.00%	5.43%	6.00%
Facility amount at beginning of period	$285,000	$195,000	$210,000	$175,000

The decrease in our interest rate from 2009 to 2010 is primarily the result of the closing of our current facility on June 11, 2010. At that time, the borrowing rate and Libor floor decreased by 75 basis points and 100 basis points, respectively. The higher interest rate during the three months ended March 31, 2011 versus the nine months then ended reflects the issuance of Senior Convertible Notes on December 21, 2010 and February 28, 2011.

As our asset base has grown and we have added complexity to our capital raising activities, due, in part, to our assumption of the sub-administration role from Vastardis, we have commensurately increased the size of our administrative and financial staff, accounting for a significant increase in the overhead allocation from Prospect Administration. Over the last year, Prospect Administration has increased staffing levels along with the costs passed through. The allocation of overhead expense from Prospect Administration increased from $840 and $2,520 for the three and nine months ended March 31, 2010, to $1,669 and $3,309 for the three and nine months ended March 31, 2011, respectively. As our portfolio continues to grow, we expect to further increase the size of our administrative and financial staff on a basis that provides increasing returns to scale. However, initial investments in administrative and financial staff may not provide returns to scale immediately, perhaps not until the portfolio increases to a greater size.

Other allocated expenses from Prospect Administration will continue to increase along with the increase in staffing and asset base.

Total operating expenses, net of investment advisory fees, interest costs and allocation of overhead from Prospect Administration (“Other Operating Expenses”), were $1,254 and $1,760 for the three months ended March 31, 2011 and 2010, respectively. This $506 decrease is primarily the result of costs incurred in connection with merger discussions with Allied Capital Corporation expensed in the 2010 period offset by higher costs for legal and administrative expenses incurred in the 2011 period due to the increased size of our portfolio. Other Operating Expenses were $4,332 and $4,172 for the nine months ended March 31, 2011 and 2010, respectively.

Net Investment Income, Net Realized Gains, Increase in Net Assets from Net Change in Unrealized Appreciation (Depreciation) and Net Increase in Net Assets Resulting from Operations

Net investment income represents the difference between investment income and operating expenses. Our net investment income (“NII”) was $23,956 and $18,974 for the three months ended March 31, 2011 and March 31, 2010, respectively, or $0.27 per share and $0.30 per share, respectively. Our NII was $64,031 and $50,550 for the nine months ended March 31, 2011 and March 31, 2010, respectively, or $0.78 per share and $0.89 per share, respectively. The primary source of the higher NII per share in 2010 for the respective nine-month period is our recognition of a gain on the Patriot acquisition of $8,632 in December 2009. Net realized gains (losses) were $2,078 and ($2) for the three months ended March 31, 2011 and March 31, 2010, respectively. Net realized gains (losses) were $7,094 and ($51,231) for the nine months ended March 31, 2011 and March 31, 2010, respectively. The net realized gain for the three and nine months ended March 31, 2011 was due primarily to the sale of our common stock in Miller. The net realized loss of $51,231 for the nine months ended March 31, 2010 was due primarily to the impairment of Yatesville. See Investment Valuations for further discussion.

Net increase in net assets from changes in unrealized appreciation (depreciation) was $7,725 and $6,968 for the three months ended March 31, 2011 and March 31, 2010, respectively. For the three months ended March 31, 2011, the $7,725 increase in net assets from the net change in unrealized appreciation (depreciation) was driven by significant write-ups of approximately $17,982 related to our investments in Biotronic, NRG and Sport Helmets. These instances of unrealized appreciation were partially offset by unrealized depreciation of approximately $10,536 related to our investments in AIRMALL, Copernicus and Shearer’s. For the three months ended March 31, 2010, the $6,968 increase in net assets from the net change in unrealized appreciation (depreciation) was driven primarily by write-ups of approximately $16,162 related to our investments in GSHI, Prince and Miller, partially offset by unrealized depreciation of approximately $9,578 related to our investments in NRG and Freedom Marine.

Net increase in net assets from changes in unrealized appreciation (depreciation) was $20,154 and $5,723 for the nine months ended March 31, 2011 and March 31, 2010, respectively. For the nine months ended March 31, 2011, the $20,154 increase in net assets from the net change in unrealized appreciation (depreciation) was driven by significant write-ups of approximately $39,561 related to our investments in Ajax, Biotronic, Fischbein, Iron Horse, NRG, Nupla and Sport Helmets. These instances of unrealized appreciation were partially offset by unrealized depreciation of approximately $18,292 related to our investments in H&M, ICS, Shearer’s and Stryker. The $5,723 increase occurring during the nine months ended March 31, 2010 was primarily attributable to unrealized depreciation of approximately $52,085 related to our investments in Ajax, Freedom Marine, H&M, Manx, NRG, and R-V partially offset by the impairment of our investment in Yatesville of $51,228.

Financial Condition, Liquidity and Capital Resources

For the nine months ended March 31, 2011 and March 31, 2010, our operating activities (used) provided ($368,400) and $142,132 of cash, respectively. Investing activities used $106,586 of cash during the nine months ended March 31, 2010. Financing activities provided (used) $369,714 and ($24,239) of cash during the nine months ended March 31, 2011 and 2010, respectively, which included the payments of dividends of $65,345 and $59,467, during the nine months ended March 31, 2011 and March 31, 2010, respectively.

Our primary uses of funds have been to continue to invest in our investments in portfolio companies, to add new companies to our investment portfolio, to acquire Patriot, to repay outstanding borrowings and to make cash distributions to holders of our common stock.

We have and expect to continue to fund a portion of our cash needs through borrowings from banks, issuances of senior securities or secondary offerings. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the nine months ended March 31, 2011, we borrowed $259,100 and made repayments totaling $311,900 under our revolving credit facility. As of March 31, 2011, we had $47,500 outstanding borrowings on our revolving credit facility and $322,500 outstanding on our Senior Convertible notes (See Note 6 to our consolidated financial statements.)

On March 16, 2011, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $750,000 of additional equity securities as of March 31, 2011.

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

Off-Balance Sheet Arrangements

At March 31, 2011, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than those which originate from 1) the investment advisory and management agreement and the administration agreement and 2) the portfolio companies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates and equity price risk. At March 31, 2011, most of the loans in our portfolio bore interest at fixed interest rates. Several of our floating rate loans have floors which have effectively converted the loans to fixed rate loans in the current interest rate environment. As of March 31, 2011, $776,521 of our loans bear interest at floating rates, $766,855 of which have Libor floors ranging from 1.00% to 6.00%.

If we continue to invest in fixed rate loans, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the three months ended March 31, 2011, we did not engage in interest rate hedging activities.

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

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such of these matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any such litigation as of March 31, 2011.

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in our most recent 10-K filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reflects the history of shares issued under the dividend reinvestment plan:

Record Date/Issuance Date	Shares Issued	Aggregate Offering Price (in 000s)	% of Dividend

March 23, 2006 / March 30, 2006	6,841	$111	5.2%
June 23, 2006 / June 30, 2006	7,932	130	5.4%
September 22, 2006 / September 29, 2006	80,818	1,273	26.2%
December 29, 2006 / January 5, 2007	108,047	1,850	25.5%
March 23, 2007 / March 30, 2007	93,843	1,595	20.8%
June 22, 2007 / June 29, 2007	69,834	1,190	15.3%
September 19, 2007 / September 28, 2007	72,073	1,243	15.9%
March 31, 2008 / April 16, 2008	99,241	1,510	14.4%
September 30, 2008 / October 16, 2008	117,549	1,506	12.7%
December 31, 2008 / January 20, 2009	148,200	1,774	14.8%
March 31, 2009 / April 20, 2009	214,456	1,827	14.4%
July 8, 2009 / July 20, 2009	297,274	2,901	14.8%
October 8, 2010 / October 19, 2009	233,523	2,457	11.0%
December 31, 2009 / January 25, 2010	236,985	2,896	11.2%
March 31, 2010 / April 23, 2010	248,731	2,962	11.2%
June 30, 2010 / July 30, 2010	83,875	822	11.9%
July 30, 2010 / August 31, 2010	89,620	833	11.4%
August 31, 2010 / September 30, 2010	90,006	876	11.5%
September 30, 2010 / October 29, 2010	92,999	913	11.6%
October 29, 2010 / November 30, 2010	87,941	865	10.0%
November 30, 2010 / December 31, 2010	89,603	970	10.9%
December 31, 2010 / January 31, 2011	84,155	958	10.8%
January 31, 2011 / February 28, 2011	83,021	1,004	10.8%
February 28, 2011 / March 31, 2011	76,253	926	11.3%
March 31, 2011 / April 29, 2011	76,377	917	10.3%

The following table reflects recent sales of unregistered common stock:

Issuances of Common Stock	Number of Shares Issued	Gross Proceeds Raised	Underwriting Fees	Offering Expenses	Offering Price

August 20, 2009	3,449,686	$29,322	-	$117	$8.500

September 24, 2009	2,807,111	$25,264	-	$840	$9.000

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the third quarter of the fiscal year ended June 30, 2011.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

2.1	Agreement and Plan of Merger by and between Patriot Capital Funding, Inc. and Prospect Capital Corporation, dated as of August 3, 2009 (10)

3.1	Articles of Incorporation (1)

3.2	Articles of Amendment and Restatement (2)

3.3	Articles of Amendment (6)

3.4	Articles of Amendment and Restatement (13)

3.5	Amended and Restated Bylaws (16)

4.1	Form of Share Certificate (2)

4.2	Indenture dated as of December 21, 2010 relating to the 6.25% Senior Convertible Notes, by and between the Registrant and American Stock Transfer & Trust Company, as Trustee (14)

4.3	Indenture dated as of February 18, 2011 relating to the 5.50% Senior Convertible Notes, by and between the Registrant and American Stock Transfer & Trust Company, as Trustee (18)

10.1	Form of Investment Advisory Agreement between Registrant and Prospect Capital Management LLC (2).

10.2	Form of Custodian Agreement (3).

10.3	Form of Administration Agreement between Registrant and Prospect Administration LLC (2).

10.4	Form of Transfer Agency and Service Agreement (3).

10.5	Dividend Reinvestment Plan (2).

10.6	License Agreement between Registrant and Prospect Capital Management LLC (2).

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

(2)	Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-114522), filed on July 6, 2004.

(3)	Incorporated by reference to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-114522), filed on July 23, 2004.

(4)	Incorporated by reference to the form 8-K/A (File No. 814-00659), filed on January 21, 2005.

(5)	Incorporated by reference from the Registrant’s Proxy Statement filed on October 20, 2008.

(6)	Incorporated by reference from the Registrant’s Registration Statement on Form N-2 (File No. 333-143819) filed on September 5, 2007.

(7)	Incorporated by reference from the Registrant’s Form 10-K filed on September 28, 2007.

(8)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2008.

(9)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed on June 26, 2009.

(10)	Incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on August 5, 2009

(11)	Incorporated by reference to Post-Effective Amendment No. 5 to the Registrant’s Registration Statement on Form N-2 (File No. 333-164270), filed on November 10, 2010.

(12)	Incorporated by reference Exhibit 99.1 of the Registrant’s Form 8-K filed on June 15, 2010.

(13)	Incorporated by reference from the Registrant’s Form 8-K filed on September 7, 2010.

(14)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on December 21, 2010.

(15)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed on January 20, 2011.

(16)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on September 21, 2009.

(17)	Incorporated by reference from the Registrant’s Registration Statement on Form N-2 (File No. 333-170724) filed on January 26, 2011.

(18)	Incorporated by reference from the Registrant’s Form 8-K filed on February 18, 2011.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2011.

PROSPECT CAPITAL CORPORATION

By:	/s/ John F. Barry III
John F. Barry III
Chief Executive Officer and Chairman of the Board