Form 10-K
period 2011-06-30
PROSPECT CAPITAL CORP
filed 2011-08-29
CIK 1287032

Use these links to rapidly review the document
TABLE OF CONTENTS1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-00659

PROSPECT CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	43-2048643 (I.R.S. Employer Identification No.)
10 East 40th Street
New York, New York (Address of principal executive offices)	10016 (Zip Code)

(212) 448-0702
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share	NASDAQ Global Select Market
(Title of each class)	(Name of each exchange where registered)

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☐ No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐    No ☒

         The aggregate market value of common stock held by non-affiliates of the Registrant on December 31, 2010 based on the closing price on that date of $10.80 on the NASDAQ Global Select Market was $926.3 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates.

         As of August 29, 2011, there were 109,316,449 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference

         Portions of the Registrant's definitive Proxy Statement relating to the 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described therein.

PROSPECT CAPITAL CORPORATION
FORM 10-K FOR THE YEAR ENDED JUNE 30, 2011

PART I

        The terms "we," "us," "our," "Company" and "Prospect Capital" refer to Prospect Capital Corporation; "Prospect Capital Management" or the "Investment Adviser" refers to Prospect Capital Management LLC; "Prospect Administration" or the "Administrator" refers to Prospect Administration LLC.

Item 1.    Business.

General

        We are a financial services company that lends to and invests in middle market privately-held companies. We were originally organized under the name "Prospect Street Energy Corporation" and we changed our name to "Prospect Energy Corporation" in June 2004. We changed our name again to "Prospect Capital Corporation" in May 2007 and at the same time terminated our policy of investing at least 80% of our net assets in energy companies. Since that time, we have reduced our exposure to the energy industry, and our holdings in the energy and energy related industries now represent less than 20% of our investment portfolio.

        On December 2, 2009, we completed our acquisition of Patriot Capital Funding, Inc. ("Patriot"). We acquired Patriot for $201.1 million comprised of our common stock and cash to repay all of Patriot's outstanding debt, which amounted to $107.3 million. In the merger, each outstanding share of Patriot common stock was converted into the right to receive 0.363992 shares of common stock of Prospect, representing 8,444,068 shares of the Company's common stock, and the payment of cash in lieu of fractional shares of Prospect common stock of less than $200 resulting from the application of the foregoing exchange ratio.

        We have been organized as a closed-end investment company since April 13, 2004 and have filed an election to be treated as a business development company under the Investment company Act of 1940 ("1940 Act"). We are a non-diversified company within the meaning of the 1940 Act. Our headquarters are located at 10 East 40th Street, 44th Floor, New York, NY 10016, and our telephone number is (212) 448-0702. Our investment adviser is Prospect Capital Management LLC.

Patriot Acquisition

        On December 2, 2009, we acquired the outstanding shares of Patriot common stock for $201.1 million. Under the terms of the merger agreement, Patriot common shareholders received 0.363992 shares of our common stock for each share of Patriot common stock, resulting in 8,444,068 shares of common stock being issued by us. In connection with the transaction, we repaid all the outstanding borrowings of Patriot, in compliance with the merger agreement.

        The merger has been accounted for as an acquisition of Patriot by Prospect Capital in accordance with acquisition method of accounting as detailed in ASC 805, Business Combinations ("ASC 805"). The fair value of the consideration paid was allocated to the assets acquired and liabilities assumed based on their fair values as the date of acquisition. As described in more detail in ASC 805, goodwill, if any, would have been recognized as of the acquisition date, if the consideration transferred exceeded the fair value of identifiable net assets acquired. As of the acquisition date, the fair value of the identifiable net assets acquired exceeded the fair value of the consideration transferred, and we recognized the excess as a gain. A preliminary gain of $5.7 million was recorded by Prospect in the quarter ended December 31, 2009 related to the acquisition of Patriot, which was revised in the fourth quarter of the fiscal year ended June 30, 2010, to $7.7 million, when we settled severance accruals related to certain members of Patriot's top management, and finalized during the first quarter of the fiscal year ended June 30, 2011, to $8.6 million, when we settled the remaining severance accruals related to the last two members of Patriot's top management. Under ASC 805, the adjustment to our preliminary estimates is reflected in the quarter ended December 31, 2009 and year ended June 30, 2010 (See Note 13 and Note 14 to our consolidated financial statements.). The acquisition of Patriot was negotiated in July 2009 with the purchase agreement being signed on August 3, 2009. Between July 2009 and December 2, 2009, our valuation of certain of the investments acquired from Patriot increased due to market improvement, which resulted in the recognition of the gain at closing.

Our Investment Objective and Policies

        Our investment objective is to generate both current income and long-term capital appreciation through debt and equity investments. We focus on making investments in private companies. We are a non-diversified company within the meaning of the 1940 Act.

        We invest primarily in first and second lien senior loans and mezzanine debt, which in some cases includes an equity component. First and second lien senior loans generally are senior debt instruments that rank ahead of subordinated debt of a given portfolio company. These loans also have the benefit of security interests on the assets of the portfolio company, which may rank ahead of or be junior to other security interests. Mezzanine debt is subordinated to senior loans and is generally unsecured. Our investments have generally ranged between $5 million and $75 million each, although the investment size may be more or less than this range. Our investment sizes are expected to grow as our capital base expands.

        We also acquire controlling interests in companies in conjunction with making secured debt investments in such companies. In most cases, companies in which we invest are privately held at the time we invest in them. We refer to these companies as "target" or "middle market" companies and these investments as "middle market investments."

        We seek to maximize returns and protect risk for our investors by applying rigorous analysis to make and monitor our investments. While the structure of our investments varies, we can invest in senior secured debt, senior unsecured debt, subordinated secured debt, subordinated unsecured debt, mezzanine debt, convertible debt, convertible preferred equity, preferred equity, common equity, warrants and other instruments, many of which generate current yield. While our primary focus is to seek current income through investment in the debt and/or dividend-paying equity securities of eligible privately-held, thinly-traded or distressed companies and long-term capital appreciation by acquiring accompanying warrants, options or other equity securities of such companies, we may invest up to 30% of the portfolio in opportunistic investments in order to seek enhanced returns for stockholders. Such investments may include investments in the debt and equity instruments of broadly-traded public companies. We expect that these public companies generally will have debt securities that are non-investment grade. Within this 30% basket, we have and may make additional investments in debt and equity securities of companies located outside of the United States.

        Our investments may include other equity investments, such as warrants, options to buy a minority interest in a portfolio company, or contractual payment rights or rights to receive a proportional interest in the operating cash flow or net income of such company. When determined by our Investment Adviser to be in our best interest, we may acquire a controlling interest in a portfolio company. Any warrants we receive with our debt securities may require only a nominal cost to exercise, and thus, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We have structured, and will continue to structure, some warrants to include provisions protecting our rights as a minority-interest or, if applicable, controlling-interest holder, as well as puts, or rights to sell such securities back to the company, upon the occurrence of specified events. In many cases, we obtain registration rights in connection with these equity interests, which may include demand and "piggyback" registration rights.

        We plan to hold many of our investments to maturity or repayment, but will sell our investments earlier if a liquidity event takes place, such as the sale or recapitalization of a portfolio company, or if we determine a sale of one or more of our investments to be in our best interest.

        We have qualified and elected to be treated for U.S. Federal income tax purposes as a Registered Investment Company ("RIC") under Subchapter M of the Code. As a RIC, we generally do not have to pay corporate-level U.S. Federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each taxable year, at least 90% of our "investment company taxable income," which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses.

        For a discussion of the risks inherent in our portfolio investments, see "Risk Factors—Risks Relating to our Investments."

Industry Sectors

        While our original investments were concentrated in industrial and energy related companies, we continue to widen our focus in other sectors of the economy to diversify our portfolio holdings. Our portfolio is now well diversified into 36 industry categories with no individual industry comprising more than 10.7% of the portfolio on either a cost or fair value basis.

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

        Prospect Capital Management employs several methods of evaluating and monitoring the performance and value of our investments, which may include, but are not limited to, the following:

  •
  Assessment of success in adhering to the portfolio company's business plan and compliance with covenants;

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

        Investments are valued utilizing a shadow bond approach, a market approach, an income approach, a liquidation approach, or a combination of approaches, as appropriate. The shadow bond and market approaches use prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present value amount (discounted) calculated based on an appropriate discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company's ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, the principal market and enterprise values, among other factors.

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("ASC" or "Codification") 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 defines fair value, establishes a framework for measuring fair value in GAAP (defined herein), and expands disclosures about fair value measurements. We adopted ASC 820 on a prospective basis beginning in the quarter ended September 30, 2008.

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

        In April 2009, the FASB issued ASC 820-10-65, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("ASC 820-10-65"). This update provides further clarification for ASC 820 in markets that are not active and provides additional guidance for determining when the volume of trading level of activity for an asset or liability has significantly decreased and for identifying circumstances that indicate a transaction is not orderly. ASC 820-10-65 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of ASC 820-10-65 for the year ended June 30, 2011, did not have any effect on our net asset value, financial position or results of operations as there was no change to the fair value measurement principles set forth in ASC 820.

        In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements ("ASC 2010-06"). ASU 2010-06 amends ASC 820-10 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers' disclosures about postretirement benefit plan assets. ASU 2010-06 is effective December 15, 2009, except for the disclosure about purchase, sales, issuances and settlements in the roll forward of activity in level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 (or July 1, 2011 for us) and for interim periods within those fiscal years. We do not believe that the adoption of the amended guidance in ASC 820-10 will have a significant effect on our financial statements.

        For a discussion of the risks inherent in determining the value of securities for which readily available market values do not exist, see "Risk Factors—Risks relating to our business—Most of our portfolio investments are recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is uncertainty as to the value of our portfolio investments."

Valuation of Other Financial Assets and Financial Liabilities

        In February 2007, FASB issued ASC Subtopic 820-10-05-1, The Fair Value Option for Financial Assets and Financial Liabilities ("ASC 820-10-05-1"). ASC 820-10-05-1 permits an entity to elect fair value as the initial and subsequent measurement attribute for many of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. We have adopted this statement on July 1, 2008 and have elected not to value some assets and liabilities at fair value as would be permitted by ASC 820-10-05-1.

Managerial Assistance

        As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We may receive fees for these services. Such fees would not qualify as "good income" for purposes of the 90% income test that we must meet each year to qualify as a RIC. Prospect Administration provides such managerial assistance on our behalf to portfolio companies when we are required to provide this assistance.

Market Opportunity

        We believe that current market conditions present attractive opportunities for us to invest in middle-market companies; specifically:

  •
  We believe that the dislocation in the credit markets that began in 2007 resulted in reduced competition, a widening of interest spreads, increased fees and generally more conservative capital structures and deal terms. These previous market conditions may continue to create favorable opportunities to invest at attractive risk-adjusted returns.

  •
  We believe that many senior lenders have, in recent years, de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, commercial and investment banks are limited in their ability to underwrite and syndicate bank loans and high yield securities for middle-market issuers as they seek to build capital and reduce leverage, resulting in opportunities for alternative funding sources and therefore higher new-issue market opportunities.

  •
  We believe there is a large pool of un-invested private equity capital for middle-market businesses. We expect private equity firms will seek to leverage their investments by combining equity capital with senior secured loans and mezzanine debt from other sources.

  •
  A high volume of senior secured and high yield debt was originated in the calendar years 2004 through 2007 and will come due in the near term and, accordingly, we believe that new financing opportunities will increase as many companies seek to refinance this indebtedness.

        To capitalize on these opportunities, expansion of the capital base may be necessary. We have demonstrated our continuing access capital markets in several equity and debt transactions during the year ended June 30, 2011. From July 1, 2010 to December 15, 2010, we raised $181.9 million of equity capital through our at the market program. On December 21, 2010 and February 18, 2011, we issued $150.0 million and $172.5 million, respectively, of senior convertible notes. On April 7, 2011, we completed a public stock offering for 9,000,000 shares of our common stock raising $102.6 million of gross proceeds. On June 24, 2011, we completed a public stock offering for 10,000,000 shares of our common stock at $10.15 per share, raising $101.5 million of gross proceeds.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ.

Our Investment Adviser

        Prospect Capital Management manages our investments as our investment adviser. Prospect Capital Management is a Delaware limited liability corporation that has been registered as an investment adviser under the Advisers Act since March 31, 2004. Prospect Capital Management is led by John F. Barry III and M. Grier Eliasek, two senior executives with significant investment advisory and business experience. Both Messrs. Barry and Eliasek spend a significant amount of their time in their roles at Prospect Capital Management working on the Company's behalf. The principal executive offices of Prospect Capital Management are 10 East 40th Street, 44th Floor, New York, NY 10016. We depend on the due diligence, skill and network of business contacts of the senior management of our Investment Adviser. We also depend, to a significant extent, on our Investment Adviser's investment professionals and the information and deal flow generated by those investment professionals in the course of their investment and portfolio management activities. The Investment Adviser's senior management team evaluates, negotiates, structures, closes, monitors and services our investments. Our future success depends to a significant extent on the continued service of the senior management team, particularly John F. Barry III and M. Grier Eliasek. The departure of any of the senior managers of our Investment Adviser could have a materially adverse effect on our ability to achieve our investment objective. In addition, we can offer no assurance that Prospect Capital Management will remain our Investment Adviser or that we will continue to have access to its investment professionals or its information and deal flow. Under our Investment Advisory Agreement, we pay Prospect Capital Management investment advisory fees, which consist of an annual base management fee based on our gross assets as well as a two-part incentive fee based on our performance. Mr. Barry currently controls Prospect Capital Management.

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

        Prospect Capital Management's services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. For providing these services the Investment Adviser receives a fee from us, consisting of two components: a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.00% on our gross assets (including amounts borrowed). For services currently rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial month or quarter are appropriately prorated.

        The incentive fee has two parts. The first part, the income incentive fee, is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees and other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement described below, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment in kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a "hurdle rate" of 1.75% per quarter (7.00% annualized).

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

        The second part of the incentive fee, the capital gains incentive fee, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.00% of our realized capital gains for the calendar year, if any, computed net of all realized capital losses and unrealized capital depreciation at the end of such year. In determining the capital gains incentive fee payable to the Investment Adviser, we calculate the aggregate realized capital gains, aggregate realized capital losses and aggregate unrealized capital depreciation, as applicable, with respect to each investment that has been in our portfolio. For the purpose of this calculation, an "investment" is defined as the total of all rights and claims which may be asserted against a portfolio company arising out of our participation in the debt, equity, and other financial instruments issued by that company. Aggregate realized capital gains, if any, equals the sum of the differences between the aggregate net sales price of each investment and the aggregate cost basis of such investment when sold or otherwise disposed of. Aggregate realized capital losses equal the sum of the amounts by which the aggregate net sales price of each investment is less than the aggregate cost basis of such investment when sold or otherwise disposed. Aggregate unrealized capital depreciation equals the sum of the differences, if negative, between the aggregate valuation of each investment and the aggregate cost basis of such investment as of the applicable calendar year-end. At the end of the applicable calendar year, the amount of capital gains that serves as the basis for our calculation of the capital gains incentive fee involves netting aggregate realized capital gains against aggregate realized capital losses on a since-inception basis and then reducing this amount by the aggregate unrealized capital depreciation. If this number is positive, then the capital gains incentive fee payable is equal to 20.00% of such amount, less the aggregate amount of any capital gains incentive fees paid since inception.

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

  Income incentive Fee = 100% × "Catch Up" + the greater of 0% AND (20% × (pre-incentive fee net investment income - 2.1875%)

  = (100% × (2.00% - 1.75%)) + 0%

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

  Income incentive Fee = 100% × "Catch Up" + the greater of 0% AND (20% × (pre-incentive fee net investment income - 2.1875%)

  = (100% × (2.1875% - 1.75%)) + the greater of 0% AND (20% × (2.30% - 2.1875%))

  = (100% × 0.4375%) + (20% × 0.1125%)

  = 0.4375% + 0.0225%

  = 0.46%

(1)
Represents 7% annualized hurdle rate.

(2)
Represents 2% annualized base management fee.

(3)
Excludes organizational and offering expenses.

(*)
The hypothetical amount of pre-incentive fee net investment income shown is based on a percentage of total net assets.

Example 2:    Capital Gains Incentive Fee:

Alternative 1

Assumptions

  •
  Year 1:  $20 million investment made

  •
  Year 2:  Fair market value ("FMV") of investment determined to be $22 million

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

  •
  Year 4:  Increase base amount on which the second part of the incentive fee is calculated by $3 million (reversal in unrealized capital depreciation)

  •
  Year 5:  Decrease base amount on which the second part of the incentive fee is calculated by $2 million (unrealized capital depreciation)

  •
  Year 6:  Decrease base amount on which the second part of the incentive fee is calculated by $3 million ($5 million of realized capital loss offset by a $2 million reversal in unrealized capital depreciation)

Alternative 3

Assumptions

  •
  Year 1:  $20 million investment made in company A ("Investment A"), and $20 million investment made in company B ("Investment B")

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

  •
  Year 2:  Decrease base amount on which the second part of the incentive fee is calculated by $2 million (realized capital loss on Investment B)

  •
  Year 3:  Increase base amount on which the second part of the incentive fee is calculated by $3 million (realized capital gain on Investment A)

Alternative 4

Assumptions

  •
  Year 1:  $20 million investment made in company A ("Investment A"), and $20 million investment made in company B ("Investment B")

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

Duration and Termination

        The Investment Advisory Agreement was originally approved by our Board of Directors on June 23, 2004 and was recently re-approved by the Board of Directors on May 9, 2011 for an additional one-year term expiring June 24, 2012. Unless terminated earlier as described below, it will remain in effect from year to year thereafter if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon not more than 60 days' written notice to the other. See "Risk factors—Risks relating to our business—We are dependent upon Prospect Capital Management's key management personnel for our future success."

Indemnification

        The Investment Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, Prospect Capital Management and its officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys' fees and amounts reasonably paid in settlement) arising from the rendering of Prospect Capital Management's services under the Investment Advisory Agreement or otherwise as our investment adviser.

Administration Agreement

        We have also entered into an Administration Agreement with Prospect Administration under which Prospect Administration, among other things, provides (or arranges for the provision of) administrative services and facilities for us. For providing these services, we reimburse Prospect Administration for our allocable portion of overhead incurred by Prospect Administration in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of our chief compliance officer and chief financial officer and his staff, including the internal legal staff. Under this agreement, Prospect Administration furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Prospect Administration also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the Securities and Exchange Commission, or the SEC. In addition, Prospect Administration assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, Prospect Administration also provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days' written notice to the other party. Prospect Administration is a wholly owned subsidiary of our Investment Adviser.

        We reimbursed Prospect Administration $4.9 million, $3.4 million and $2.9 million for the twelve months ended June 30, 2011, June 30, 2010 and June 30, 2009, respectively, for services it provided to the Company at cost.

Payment of Our Expenses

        All investment professionals of the Investment Adviser and its respective staff, when and to the extent engaged in providing investment advisory and management services, and the compensation and routine overhead expenses of such personnel allocable to such services, will be provided and paid for by the Investment Adviser. We bear all other costs and expenses of our operations and transactions, including those relating to: organization and offering; calculation of our net asset value (including the cost and expenses of any independent valuation firm); expenses incurred by Prospect Capital Management payable to third parties, including agents, consultants or other advisers (such as independent valuation firms, accountants and legal counsel), in monitoring our financial and legal affairs and in monitoring our investments and performing due diligence on our prospective portfolio companies; interest payable on debt, if any, and dividends payable on preferred stock, if any, incurred to finance our investments; offerings of our debt, our preferred shares, our common stock and other securities; investment advisory fees; fees payable to third parties, including agents, consultants or other advisors, relating to, or associated with, evaluating and making investments; transfer agent and custodial fees; registration fees; listing fees; taxes; independent directors' fees and expenses; costs of preparing and filing reports or other documents with the SEC; the costs of any reports, proxy statements or other notices to stockholders, including printing costs; our allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; direct costs and expenses of administration, including auditor and legal costs; and all other expenses incurred by us, by our Investment Adviser or by Prospect Administration in connection with administering our business, such as our allocable portion of overhead under the administration agreement, including rent and our allocable portion of the costs of our chief compliance officer and chief financial officer and their respective staffs under the sub-administration agreement, as further described below.

License Agreement

        We entered into a license agreement with Prospect Capital Management, pursuant to which Prospect Capital Management agreed to grant us a nonexclusive, royalty free license to use the name "Prospect Capital." Under this agreement, we have a right to use the Prospect Capital name, for so long as Prospect Capital Management or one of its affiliates remains our Investment Adviser. Other than with respect to this limited license, we have no legal right to the Prospect Capital name. This license agreement will remain in effect for so long as the Investment Advisory Agreement with our Investment Adviser is in effect.

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

        Most of the investments in our portfolio do not have market quotations which are readily available, meaning the investments do not have actively traded markets. Debt and equity securities for which market quotations are not readily available are valued with the assistance of an independent valuation service using a documented valuation policy and a valuation process that is consistently applied under the direction of our Board of Directors. For a discussion of the risks inherent in determining the value of securities for which readily available market values do not exist, see "Risk Factors—Risks Relating to Our Business—Most of our portfolio investments are recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is uncertainty as to the value of our portfolio investments."

        The factors that may be taken into account in valuing such investments include, as relevant, the portfolio company's ability to make payments, its estimated earnings and projected discounted cash flows, the nature and realizable value of any collateral, the financial environment in which the portfolio company operates, comparisons to securities of similar publicly traded companies, changes in interest rates for similar debt instruments and other relevant factors. Due to the inherent uncertainty of determining the fair value of investments that do not have readily available market quotations, the fair value of these investments may differ significantly from the values that would have been used had such market quotations existed for such investments, and any such differences could be material.

        As part of the fair valuation process, the independent valuation firm engaged by the Board of Directors performs a review of each debt and equity investment and provides a range of values for each investment, which, along with management's valuation recommendations, is reviewed by the Audit Committee. Management and the independent valuation firm may adjust their preliminary evaluations to reflect comments provided by the Audit Committee. The Audit Committee reviews the final valuation report and management's valuation recommendations and makes a recommendation to the Board of Directors based on its analysis of the methodologies employed and the various weights that should be accorded to each portion of the valuation as well as factors that the independent valuation firm and management may not have included in their evaluation processes. The Board of Directors then evaluates the Audit Committee recommendations and undertakes a similar analysis to determine the fair value of each investment in the portfolio in good faith.

        Determination of fair values involves subjective judgments and estimates not susceptible to substantiation by auditing procedures. Accordingly, under current accounting standards, the notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

Dividend Reinvestment Plan

        We have adopted a dividend reinvestment plan that provides for reinvestment of our distributions on behalf of our stockholders, unless a stockholder elects to receive cash as provided below. As a result, when our Board of Directors authorizes, and we declare, a cash dividend, then our stockholders who have not "opted out" of our dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of our common stock, rather than receiving the cash dividends.

        No action is required on the part of a registered stockholder to have their cash dividend reinvested in shares of our common stock. A registered stockholder may elect to receive an entire dividend in cash by notifying the plan administrator and our transfer agent and registrar, in writing so that such notice is received by the plan administrator no later than the record date for dividends to stockholders. The plan administrator sets up an account for shares acquired through the plan for each stockholder who has not elected to receive dividends in cash and hold such shares in non-certificated form. Upon request by a stockholder participating in the plan, the plan administrator will, instead of crediting shares to the participant's account, issue a certificate registered in the participant's name for the number of whole shares of our common stock and a check for any fractional share. Such request by a stockholder must be received three days prior to the dividend payable date in order for that dividend to be paid in cash. If such request is received less than three days prior to the dividend payable date, then the dividends are reinvested and shares are repurchased for the stockholder's account; however, future dividends are paid out in cash on all balances. Those stockholders whose shares are held by a broker or other financial intermediary may receive dividends in cash by notifying their broker or other financial intermediary of their election.

        We primarily use newly issued shares to implement the plan, whether our shares are trading at a premium or at a discount to net asset value. However, we reserve the right to purchase shares in the open market in connection with our implementation of the plan. The number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the dividend payable to such stockholder by the market price per share of our common stock at the close of regular trading on The NASDAQ Global Select Market on the last business day before the payment date for such dividend. Market price per share on that date will be the closing price for such shares on The NASDAQ Global Select Market or, if no sale is reported for such day, at the average of their reported bid and asked prices. The number of shares of our common stock to be outstanding after giving effect to payment of the dividend cannot be established until the value per share at which additional shares will be issued has been determined and elections of our stockholders have been tabulated. Stockholders who do not elect to receive dividends in shares of common stock may experience accretion to the net asset value of their shares if our shares are trading at a premium at the time we issue new shares under the plan and dilution if our shares are trading at a discount. The level of accretion or discount would depend on various factors, including the proportion of our stockholders who participate in the plan, the level of premium or discount at which our shares are trading and the amount of the dividend payable to a stockholder.

        There are no brokerage charges or other charges to stockholders who participate in the plan. The plan administrator's fees under the plan are paid by us. If a participant elects by written notice to the plan administrator to have the plan administrator sell part or all of the shares held by the plan administrator in the participant's account and remit the proceeds to the participant, the plan administrator is authorized to deduct a $15 transaction fee plus a $0.10 per share brokerage commissions from the proceeds.

        Stockholders who receive dividends in the form of stock are subject to the same U.S. Federal, state and local tax consequences as are stockholders who elect to receive their dividends in cash. A stockholder's basis for determining gain or loss upon the sale of stock received in a dividend from us will be equal to the total dollar amount of the dividend payable to the stockholder. Any stock received in a dividend will have a new holding period for tax purposes commencing on the day following the day on which the shares are credited to the U.S. stockholder's account.

        Participants may terminate their accounts under the plan by notifying the plan administrator via its website at www.amstock.com or by filling out the transaction request form located at the bottom of their statement and sending it to the plan administrator at American Stock Transfer & Trust Company, P.O. Box 922, Wall Street Station, New York, NY 10269-0560 or by calling the plan administrator's Interactive Voice Response System at (888) 888-0313.

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

 Material U.S. Federal Income Tax Considerations

        The following discussion is a general summary of the material U.S. Federal income tax considerations applicable to us and to an investment in our shares. This summary does not purport to be a complete description of the income tax considerations applicable to us or our investors on such an investment. For example, we have not described tax consequences that we assume to be generally known by investors or certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. Federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, dealers in securities, pension plans and trusts, financial institutions, U.S. stockholders (as defined below) whose functional currency is not the U.S. dollar, persons who mark-to-market our shares and persons who hold our shares as part of a "straddle," "hedge" or "conversion" transaction. This summary assumes that investors hold our common stock as capital assets (within the meaning of the Code). The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date of this report and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. Federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.

        A "U.S. stockholder" is a beneficial owner of shares of our common stock that is for U.S. Federal income tax purposes:

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

        A "Non-U.S. stockholder" is a beneficial owner of shares of our common stock that is not a partnership and is not a U.S. stockholder.

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

Election To Be Taxed As A RIC

        As a business development company, we intend to qualify and continue to elect to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally are not subject to corporate-level U.S. Federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our "investment company taxable income," which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, or the Annual Distribution Requirement.

Taxation As A RIC

        In order to qualify as a RIC for U.S. Federal income tax purposes, we must, among other things:

  •
  qualify to be treated as a business development company or be registered as a management investment company under the 1940 Act at all times during each taxable year;

  •
  derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock or other securities or currencies or other income derived with respect to our business of investing in such stock, securities or currencies and net income derived from an interest in a "qualified publicly traded partnership" (as defined in the Code) or the 90% Income Test; and

  •
  diversify our holdings so that at the end of each quarter of the taxable year:

  •
  at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer (which for these purposes includes the equity securities of a "qualified publicly traded partnership"); and

  •
  no more than 25% of the value of our assets is invested in the securities, other than U.S. Government securities or securities of other RICs, (i) of one issuer (ii) of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) of one or more "qualified publicly traded partnerships," or the Diversification Tests.

        To the extent that we invest in entities treated as partnerships for U.S. Federal income tax purposes (other than a "qualified publicly traded partnership"), we generally must include the items of gross income derived by the partnerships for purposes of the 90% Income Test, and the income that is derived from a partnership (other than a "qualified publicly traded partnership") will be treated as qualifying income for purposes of the 90% Income Test only to the extent that such income is attributable to items of income of the partnership which would be qualifying income if realized by us directly. In addition, we generally must take into account our proportionate share of the assets held by partnerships (other than a "qualified publicly traded partnership") in which we are a partner for purposes of the diversification tests. If the partnership is a "qualified publicly traded partnership," the net income derived from such partnership will be qualifying income for purposes of the 90% Income Test, and interests in the partnership will be "securities" for purposes of the diversification tests. We intend to monitor our investments in equity securities of entities that are treated as partnerships for U.S. Federal income tax purposes to prevent our disqualification as a RIC.

        In order to meet the 90% Income Test, we may establish one or more special purpose corporations to hold assets from which we do not anticipate earning dividend, interest or other qualifying income under the 90% Income Test. Any such special purpose corporation would generally be subject to U.S. Federal income tax, and could result in a reduced after-tax yield on the portion of our assets held by such corporation.

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

        We will be subject to a 4% non-deductible U.S. Federal excise tax on certain undistributed income of RICs unless we distribute in a timely manner an amount at least equal to the sum of (1) 98.2% of our ordinary income for each calendar year, (2) 98% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in preceding years.

        In December 2008, our Board of Directors elected to retain excess profits generated in the quarter ended September 30, 2008 and pay a 4% excise tax on such retained earnings. We paid $533,000 for the excise tax with the filing of our tax return in March 2009. No additional excise taxes have been paid or accrued since that time.

        We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount, we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.

        Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant. As a RIC, we are not allowed to carry forward or carry back a net operating loss for purposes of computing our investment company taxable income in other taxable years.

        Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain "asset coverage" tests are met. See "Regulation—Senior Securities." Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the diversification tests. If we dispose of assets in order to meet the Annual Distribution Requirement or to avoid the excise tax, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

        If we fail to satisfy the Annual Distribution Requirement or otherwise fail to qualify as a RIC in any taxable year, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would we be required to make distributions. Distributions would generally be taxable to our individual and other non-corporate taxable stockholders as ordinary dividend income eligible for the reduced maximum rate for taxable years beginning before 2013 (but not for taxable years beginning thereafter, unless the relevant provisions are extended by legislation) to the extent of our current and accumulated earnings and profits, provided certain holding period and other requirements are met. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. To qualify again to be taxed as a RIC in a subsequent year, we would be required to distribute to our shareholders our accumulated earnings and profits attributable to non-RIC years reduced by an interest charge on 50%

of such earnings and profits payable by us as an additional tax. In addition, if we failed to qualify as a RIC for a period greater than two taxable years, then, in order to qualify as a RIC in a subsequent year, we would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of ten years.

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

        We may invest in preferred securities or other securities the U.S. Federal income tax treatment of which may be unclear or may be subject to recharacterization by the IRS. To the extent the tax treatment of such securities or the income from such securities differs from the expected tax treatment, it could affect the timing or character of income recognized, requiring us to purchase or sell securities, or otherwise change our portfolio, in order to comply with the tax rules applicable to RICs under the Code.

Taxation Of U.S. Stockholders

        Distributions by us generally are taxable to U.S. Stockholders as ordinary income or capital gains. Distributions of our "investment company taxable income" (which is, generally, our ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses) will be taxable as ordinary income to U.S. Stockholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional common stock. Distributions of our net capital gain (which is generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly designated by us as "capital gain dividends" will be taxable to a U.S. Stockholder as long-term capital gains, regardless of the U.S. Stockholder's holding period for its common stock and regardless of whether paid in cash or reinvested in additional common stock. Distributions in excess of our current and accumulated earnings and profits first will reduce a U.S. Stockholder's adjusted tax basis in such stockholder's common stock and, after the adjusted basis is reduced to zero, will constitute capital gains to such U.S. Stockholder. Dividends distributed by us generally will not be eligible for the dividends-received deduction or the preferential rate applicable to so-called qualified dividend income.

        Although we currently intend to distribute any long-term capital gains at least annually, we may in the future decide to retain some or all of our long-term capital gains, and designate the retained amount as a "deemed distribution." In that case, among other consequences, we will pay tax on the retained amount, each U.S. Stockholder will be required to include his, her or its proportionate share of the deemed distribution in income as if it had been actually distributed to the U.S. Stockholder, and the U.S. Stockholder will be entitled to claim a credit equal to its allocable share of the tax paid thereon by us. The amount of the deemed distribution net of such tax will be added to the U.S. Stockholder's tax basis for his, her or its common stock. Since we expect to pay tax on any retained capital gains at our regular corporate tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of tax that individual stockholders will be treated as having paid and for which they will receive a credit will exceed the tax they owe on the retained net capital gain. Such excess generally may be claimed as a credit against the U.S. Stockholder's other U.S. Federal income tax obligations or may be refunded to the extent it exceeds a stockholder's liability for U.S. Federal income tax. A stockholder that is not subject to U.S. Federal income tax or otherwise required to file a U.S. Federal income tax return would be required to file a U.S. Federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. In order to utilize the deemed distribution approach, we must provide written notice to our stockholders prior to the expiration of 60 days after the close of the relevant taxable year. We cannot treat any of our investment company taxable income as a "deemed distribution."

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

        If a U.S. Stockholder purchases shares of our common stock shortly before the record date of a distribution, the price of the shares will include the value of the distribution and the investor will be subject to tax on the distribution even though it represents a return of its investment.

        A U.S. Stockholder generally will recognize taxable gain or loss if such U.S. Stockholder sells or otherwise disposes of its shares of our common stock. Any gain or loss arising from such sale or taxable disposition generally will be treated as long-term capital gain or loss if the U.S. Stockholder has held his, her or its shares for more than one year. Otherwise, it would be classified as short-term capital gain or loss. However, any capital loss arising from the sale or taxable disposition of shares of our common stock held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares. In addition, all or a portion of any loss recognized upon a taxable disposition of shares of our common stock may be disallowed if other substantially identical shares are purchased (whether through reinvestment of distributions or otherwise) within 30 days before or after the disposition. Capital losses are deductible only to the extent of capital gains (subject to an exception for individuals under which a limited amount of capital losses may be offset against ordinary income).

        In general, individual U.S. Stockholders currently are subject to a preferential rate on their net capital gain, or the excess of realized net long-term capital gain over realized net short-term capital loss for a taxable year, including long-term capital gain derived from an investment in our shares. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. Corporate U.S. stockholders currently are subject to U.S. Federal income tax on net capital gain at ordinary income rates. For tax years beginning after December 31, 2012, the U.S. Federal tax rates applicable to ordinary income and capital gain for individuals will increase unless further Congressional action is taken.

        We will send to each of our U.S. Stockholders, as promptly as possible after the end of each calendar year, a notice detailing, on a per share and per distribution basis, the amounts includible in such U.S. Stockholder's taxable income for such year as ordinary income and as long-term capital gain. In addition, the amount and the U.S. federal tax status of each year's distributions generally will be reported to the IRS. Distributions may also be subject to additional state, local and foreign taxes depending on a U.S. Stockholder's particular situation.

        Payments of dividends, including deemed payments of constructive dividends, or the proceeds of the sale or other taxable disposition of our common stock generally are subject to information reporting unless the U.S. Stockholder is an exempt recipient. Such payments may also be subject to U.S. federal backup withholding at the applicable rate if the recipient of such payment fails to supply a taxpayer identification number and otherwise comply with the rules for establishing an exemption from backup withholding. Backup withholding is not an additional tax, and any amounts withheld under the backup withholding rules generally will be allowed as a refund or credit against the holder's U.S. Federal income tax liability, provided that certain information is provided timely to the IRS.

Taxation Of Non-U.S. Stockholders

        Whether an investment in our common stock is appropriate for a Non-U.S. Stockholder will depend upon that person's particular circumstances. An investment in our common stock by a Non-U.S. stockholder may have adverse tax consequences. Non-U.S. Stockholders should consult their tax advisers before investing in our common stock.

        Distributions of our "investment company taxable income" to Non-U.S. Stockholders that are not "effectively connected" with a U.S. trade or business conducted by the Non-U.S. Stockholder, will generally be subject to withholding of U.S. Federal income tax at a rate of 30% (or lower applicable treaty rate) to the extent of our current and accumulated earnings and profits.

        For our taxable years beginning before January 1, 2012, properly designated distributions to Non-U.S. Stockholders are generally exempt from U.S. federal withholding tax where they (i) are paid in respect of our "qualified net interest income" (generally, our U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we are at least a 10% shareholder, reduced by expenses that are allocable to such income) or (ii) are paid in respect of our "qualified short-term capital gains" (generally, the excess of our net short-term capital gain over our long-term capital loss for such taxable year). Depending on the circumstances, however, we may designate all, some or none of our potentially eligible distributions as such qualified net interest income or as qualified short-term capital gains, and/or treat such distributions, in whole or in part, as ineligible for this exemption from withholding. In order to qualify for this exemption from withholding, a Non-U.S. Stockholder will need to comply with applicable certification requirements relating to its non-U.S. status (including, in general, furnishing an IRS Form W-8BEN or substitute Form). In the case of our shares held through an intermediary, the intermediary may withhold even if we designate the payment as qualified net interest income or qualified short-term capital gain. Non-U.S. Stockholders should contact their intermediaries with respect to the application of these rules to their accounts. There can be no assurance as to what portion of our distributions will qualify for favorable treatment as qualified net interest income or qualified short-term capital gains.

        Actual or deemed distributions of our net capital gain to a Non-U.S. Stockholder, and gains recognized by a Non-U.S. Stockholder upon the sale of our common stock, that are not effectively connected with a U.S. trade or business conducted by the Non-U.S. Stockholder, will generally not be subject to U.S. Federal withholding tax and generally will not be subject to U.S. Federal income tax unless the Non-U.S. Stockholder is a nonresident alien individual and is physically present in the United States for 183 or more days during the taxable year and meets certain other requirements. A Non-U.S. Stockholder that is so present in the U.S. will be subject to tax as described in the following paragraph.

        Distributions of our "investment company taxable income" and net capital gain (including deemed distributions) to Non-U.S. Stockholders, and gains realized by Non-U.S. Stockholders upon the sale of our common stock that are effectively connected with a U.S. trade or business conducted by the Non-U.S. Stockholder, will be subject to U.S. Federal income tax at the graduated rates applicable to U.S. citizens, residents and domestic corporations. In addition, if such Non-U.S. Stockholder is a foreign corporation, it may also be subject to a 30% (or lower applicable treaty rate) branch profits tax on its effectively connected earnings and profits for the taxable year, subject to adjustments, if its investment in our common stock is effectively connected with its conduct of a U.S. trade or business.

        If we distribute our net capital gain in the form of deemed rather than actual distributions (which we may do in the future), a Non-U.S. Stockholder will be entitled to a U.S. Federal income tax credit or tax refund equal to the stockholder's allocable share of the tax we pay on the capital gains deemed to have been distributed. In order to obtain the refund, the Non-U.S. Stockholder must obtain a U.S. taxpayer identification number and file a U.S. Federal income tax return even if the Non-U.S. Stockholder would not otherwise be required to obtain a U.S. taxpayer identification number or file a U.S. Federal income tax return.

        In addition, after December 31, 2013, withholding at a rate of 30% will be required on dividends in respect of, and after December 31, 2014, withholding at a rate of 30% will be required on gross proceeds from the sale of, shares of our stock held by or through certain foreign financial institutions (including investment funds), unless such institution enters into an agreement with the Secretary of the Treasury to report, on an annual basis, information with respect to shares in, and accounts maintained by, the institution to the extent such shares or accounts are held by certain U.S. persons or by certain non-U.S. entities that are wholly or partially owned by U.S. persons. Accordingly, the entity through which our shares are held will affect the determination of whether such withholding is required. Similarly, dividends in respect of, and gross proceeds from the sale of, our shares held by an investor that is a non-financial non-U.S. entity will be subject to withholding at a rate of 30%, unless such entity either (i) certifies to us that such entity does not have any "substantial U.S. owners" or (ii) provides certain information regarding the entity's "substantial U.S. owners," which we will in turn provide to the Secretary of the Treasury. Non-U.S. Stockholders are encouraged to consult with their tax advisers regarding the possible implications of the legislation on their investment in our common stock.

        A Non-U.S. Holder generally will be required to comply with certain certification procedures to establish that such holder is not a U.S. person in order to avoid backup withholding with respect to payments of dividends, including deemed payments of constructive dividends, or the proceeds of a disposition of our common stock. In addition, we are required to annually report to the IRS and each Non-U.S. Holder the amount of any dividends or constructive dividends treated as paid to such Non-U.S. Holder, regardless of whether any tax was actually withheld. Copies of the information returns reporting such dividend or constructive dividend payments and the amount withheld may also be made available to the tax authorities in the country in which a Non-U.S. Holder resides under the provisions of an applicable income tax treaty. Backup withholding is not an additional tax, and any amounts withheld under the backup withholding rules generally will be allowed as a refund or credit against a Non-U.S. Holder's U.S. Federal income tax liability, if any, provided that certain required information is provided timely to the IRS.

        Non-U.S. persons should consult their tax advisors with respect to the U.S. Federal income tax and withholding tax, and state, local and foreign tax consequences of an investment in our common stock.

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

        Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder's tax basis, and any remaining distributions would be treated as a capital gain.

        The discussion set forth herein does not constitute tax advice, and potential investors should consult their own tax advisors concerning the tax considerations relevant to their particular situation.

 Regulation as a Business Development Company

General

        We are a closed-end, non-diversified investment company that has filed an election to be treated as a business development company under the 1940 Act and has elected to be treated as a RIC under Subchapter M of the Code. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than "interested persons," as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities.

        We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an "underwriter" as that term is defined in the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate and other market fluctuations. However, in connection with an investment or acquisition financing of a portfolio company, we may purchase or otherwise receive warrants to purchase the common stock of the portfolio company. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except with respect to money market funds, we generally cannot acquire more than 3% of the voting stock of any registered investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments subject our stockholders indirectly to additional expenses. None of these policies are fundamental and may be changed without stockholder approval.

Qualifying Assets

        Under the 1940 Act, a business development company may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company's total assets. The principal categories of qualifying assets relevant to our business are the following:

  (1)
  Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An "eligible portfolio company" is defined in the 1940 Act and rules adopted pursuant thereto as any issuer which:

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

Temporary Investments

        Pending investment in other types of "qualifying assets," as described above, our investments may consist of cash, cash equivalents, including money market funds, U.S. government securities or high quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in money market funds, U.S. treasury bills or in repurchase agreements that are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC for U.S. Federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

        We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any preferred stock or public debt securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios after giving effect to such distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see "Risk Factors."

Code of Ethics

        We, Prospect Capital Management and Prospect Administration, have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code's requirements. For information on how to obtain a copy of each code of ethics, see "Available Information."

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

        These policies and procedures for voting proxies for Prospect Capital Management's Investment Advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

        Proxy policies.    These policies are designed to be responsive to the wide range of subjects that may be the subject of a proxy vote. These policies are not exhaustive due to the variety of proxy voting issues that Prospect Capital Management may be required to consider. In general, Prospect Capital Management will vote proxies in accordance with these guidelines unless: (1) Prospect Capital Management has determined to consider the matter on a case-by-case basis (as is stated in these guidelines), (2) the subject matter of the vote is not covered by these guidelines, (3) a material conflict of interest is present, or (4) Prospect Capital Management might find it necessary to vote contrary to its general guidelines to maximize stockholder value and vote in its clients' best interests. In such cases, a decision on how to vote will be made by the Proxy Voting Committee (as described below). In reviewing proxy issues, Prospect Capital Management will apply the following general policies:

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

        Appointment of auditors.    Prospect Capital Management believes that the Company remains in the best position to choose the auditors and will generally support management's recommendation.

        Changes in capital structure.    Changes in a company's charter, articles of incorporation or by-laws may be required by state or U.S. Federal regulation. In general, Prospect Capital Management will cast its votes in accordance with the Company's management on such proposal. However, the Proxy Voting Committee will review and analyze on a case-by-case basis any proposals regarding changes in corporate structure that are not required by state or U.S. Federal regulation.

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

        Anti-takeover measures.    The Proxy Voting Committee will evaluate, on a case-by-case basis, proposals regarding anti-takeover measures to determine the measure's likely effect on stockholder value dilution.

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

        Proxy voting procedures.    Prospect Capital Management will generally vote proxies in accordance with these guidelines. In circumstances in which (1) Prospect Capital Management has determined to consider the matter on a case-by-case basis (as is stated in these guidelines), (2) the subject matter of the vote is not covered by these guidelines, (3) a material conflict of interest is present, or (4) Prospect Capital Management might find it necessary to vote contrary to its general guidelines to maximize stockholder value and vote in its clients' best interests, the Proxy Voting Committee will vote the proxy.

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

        Conflicts of interest.    Prospect Capital Management recognizes that there may be a potential conflict of interest when it votes a proxy solicited by an issuer that is its advisory client or a client or customer of one of our affiliates or with whom it has another business or personal relationship that may affect how it votes on the issuer's proxy. Prospect Capital Management believes that adherence to these policies and procedures ensures that proxies are voted with only its clients' best interests in mind. To ensure that its votes are not the product of a conflict of interests, Prospect Capital Management requires that: (i) anyone involved in the decision making process (including members of the Proxy Voting Committee) disclose to the chairman of the Proxy Voting Committee any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (ii) employees involved in the decision making process or vote administration are prohibited from revealing how Prospect Capital Management intends to vote on a proposal in order to reduce any attempted influence from interested parties.

        Proxy voting.    Each account's custodian will forward all relevant proxy materials to Prospect Capital Management, either electronically or in physical form to the address of record that Prospect Capital Management has provided to the custodian.

        Proxy recordkeeping.    Prospect Capital Management must retain the following documents pertaining to proxy voting:

  copies of its proxy voting policies and procedures;

  copies of all proxy statements;

  records of all votes cast by Prospect Capital Management;

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

Sarbanes-Oxley Act of 2002

        The Sarbanes-Oxley Act of 2002 imposes a variety of regulatory requirements on publicly-held companies. In addition to our Chief Executive and Chief Financial Officers' required certifications as to the accuracy of our financial reporting, we are also required to disclose the effectiveness of our disclosure controls and procedures as well as report on our assessment of our internal controls over financial reporting, the latter of which must be audited by our independent registered public accounting firm.

        The Sarbanes-Oxley Act also requires us to continually review our policies and procedures to ensure that we remain in compliance with all rules promulgated under the Act.

Available Information

        We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Securities Exchange Act of 1934, or the Exchange Act. This information is available free of charge by contacting us at 10 East 40th Street, 44th floor, New York, NY 10016 or by telephone at (212) 448-0702. You may inspect and copy these reports, proxy statements and other information, as well as the registration statement and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. The SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC which are available on the SEC's Internet site at http://www.sec.gov. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following E-mail address: publicinfo@sec.gov, or by writing the SEC's Public Reference Section, Washington, D.C. 20549-0102.

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

Forward Looking Information

        Our annual report on Form l0-K for the year ended June 30, 2011, any of our quarterly reports on Form 10-Q or current reports on Form 8-K, or any other oral or written statements made in press releases or otherwise by or on behalf of Prospect Capital Corporation may contain forward looking statements within the meaning of the Section 21E of the Securities and Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward looking statements predict or describe our future operations, business plans, business and investment strategies and portfolio management and the performance of our investments and our investment management business. These forward looking statements are identified by their use of such terms and phrases as "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projected," "projections," "plans," "seeks," "anticipates," "anticipated," "should," "could," "may," "will," "designed to," "foreseeable future," "believe," "believes" and "scheduled" and similar expressions. Our actual results or outcomes may differ materially from those anticipated. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made. We undertake no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

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

  •
  the risk factors set forth below.

Risks Relating To Our Business

We may suffer credit losses.

        Investment in small and middle-market companies is highly speculative and involves a high degree of risk of credit loss. These risks are likely to increase during volatile economic periods, such as the US and many other economies have recently been experiencing. See "Risks Related to Our Investments."

Our financial condition and results of operations will depend on our ability to manage our future growth effectively.

        Prospect Capital Management has been registered as an investment adviser since March 31, 2004, and we have been organized as a closed-end investment company since April 13, 2004. Our ability to achieve our investment objective depends on our ability to grow, which depends, in turn, on our Investment Adviser's ability to continue to identify, analyze, invest in and monitor companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our Investment Adviser's structuring of investments, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. As we continue to grow, Prospect Capital Management will need to continue to hire, train, supervise and manage new employees. Failure to manage our future growth effectively could have a materially adverse effect on our business, financial condition and results of operations.

We are dependent upon Prospect Capital Management's key management personnel for our future success.

        We depend on the diligence, skill and network of business contacts of the senior management of our Investment Adviser. We also depend, to a significant extent, on our Investment Adviser's access to the investment professionals and the information and deal flow generated by these investment professionals in the course of their investment and portfolio management activities. The senior management team of the Investment Adviser evaluates, negotiates, structures, closes, monitors and services our investments. Our success depends to a significant extent on the continued service of the senior management team, particularly John F. Barry III and M. Grier Eliasek. The departure of any of the senior management team could have a materially adverse effect on our ability to achieve our investment objective. In addition, we can offer no assurance that Prospect Capital Management will remain our investment adviser or that we will continue to have access to its investment professionals or its information and deal flow.

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

        We do not seek to compete primarily based on the interest rates that we offer, and we believe that some of our competitors make loans with interest rates that are comparable to or lower than the rates we offer. We may lose investment opportunities if we do not match our competitors' pricing, terms and structure. If we match our competitors' pricing, terms and structure, we may experience decreased net interest income and increased risk of credit loss.

Most of our portfolio investments are recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is uncertainty as to the value of our portfolio investments.

        A large percentage of our portfolio investments consist of securities of privately held companies. Hence, market quotations are generally not readily available for determining the fair values of such investments. The determination of fair value, and thus the amount of unrealized losses we may incur in any year, is to a degree subjective, and the Investment Adviser has a conflict of interest in making the determination. We value these securities quarterly at fair value as determined in good faith by our Board of Directors based on input from our Investment Adviser, a third party independent valuation firm and our audit committee. Our Board of Directors utilizes the services of an independent valuation firm to aid it in determining the fair value of any securities. The types of factors that may be considered in determining the fair values of our investments include the nature and realizable value of any collateral, the portfolio company's ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value by our Board of Directors may differ materially from the values that would have been used if an active market and market quotations existed for these investments. Our net asset value could be adversely affected if the determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

        In addition, decreases in the market values or fair values of our investments are recorded as unrealized depreciation. Unprecedented declines in prices and liquidity in the corporate debt markets experienced during the recent financial crises resulted in significant net unrealized depreciation in our portfolio in the past. The effect of all of these factors on our portfolio reduced our NAV by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may continue to suffer additional unrealized losses in future periods, which could have a material adverse impact on our business, financial condition and results of operations.

Senior securities, including debt, expose us to additional risks, including the typical risks associated with leverage and could adversely affect our business, financial condition and results of operations.

        We currently use our revolving credit facility to leverage our portfolio and we expect in the future to borrow from and issue senior debt securities to banks and other lenders and may securitize certain of our portfolio investments. We also have the Notes outstanding, which are a form of leverage and are senior in payment to our common stock.

        With certain limited exceptions, as a BDC we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The amount of leverage that we employ will depend on our Investment Adviser's and our Board of Directors' assessment of market conditions and other factors at the time of any proposed borrowing. There is no assurance that a leveraging strategy will be successful. Leverage involves risks and special considerations for stockholders, including the following, any of which could adversely affect our business, financial condition and result of operations:

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

  •
  Subordination to lenders' superior claims on our assets as a result of which lenders will be able to receive proceeds available in the case of our liquidation before any proceeds are distributed to our stockholders;

  •
  Making it more difficult for us to meet our payment and other obligations under the Notes and our other outstanding debt;

  •
  The occurrence of an event of default if we fail to comply with the financial and/or other restrictive covenants contained in our debt agreements, including the credit agreement and each indenture governing the Notes, which event of default could result in all or some of our debt becoming immediately due and payable;

  •
  Reduced availability of our cash flow to fund investments, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;

  •
  The risk of increased sensitivity to interest rate increases on our indebtedness with variable interest rates, including borrowings under our amended senior credit facility; and

  •
  Reduced flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy.

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

        In addition, our ability to meet our payment and other obligations of the Notes and our credit facility depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under our existing credit facility or otherwise, in an amount sufficient to enable us to meet our payment obligations under the Notes and our other debt and to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, including the Notes, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the Notes and our other debt.

        Illustration.    The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of interest expense. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $1.5 billion in total assets, (ii) an average cost of funds of 5.88%, (iii) $400 million in debt outstanding and (iv) $1.1 billion of shareholders' equity.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding Return to Stockholder	(15.77)%	(8.96)%	(2.14)%	4.68%	11.50%

        The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table.

The Notes present other risks to holders of our common stock, including the possibility that the Notes could discourage an acquisition of the Company by a third party and accounting uncertainty.

        Certain provisions of the Notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of the Notes will have the right, at their option, to require us to repurchase all of their Notes or any portion of the principal amount of such Notes in integral multiples of $1,000. We may also be required to increase the conversion rate or provide for conversion into the acquirer's capital stock in the event of certain fundamental changes. These provisions could discourage an acquisition of us by a third party.

        The accounting for convertible debt securities is subject to frequent scrutiny by the accounting regulatory bodies and is subject to change. We cannot predict if or when any such change could be made and any such change could have an adverse impact on our reported or future financial results. Any such impacts could adversely affect the market price of our common stock.

We fund a portion of our investments with borrowed money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.

        Borrowings and other types of financing, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. Our lenders have fixed dollar claims on our assets that are superior to the claims of our common stockholders or any preferred stockholders. If the value of our assets increases, then leveraging would cause the net asset value to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of consolidated interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments. Leverage is generally considered a speculative investment technique.

We may in the future determine to fund a portion of our investments with preferred stock, which would magnify the potential for gain or loss and the risks of investing in us in the same way as our borrowings.

        Preferred stock, which is another form of leverage, has the same risks to our common stockholders as borrowings because the dividends on any preferred stock we issue must be cumulative. Payment of such dividends and repayment of the liquidation preference of such preferred stock must take preference over any dividends or other payments to our common stockholders, and preferred stockholders are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference.

In addition to regulatory restrictions that restrict our ability to raise capital, our credit facility contains various covenants which, if not complied with, could accelerate repayment under the facility, thereby materially and adversely affecting our liquidity, financial condition and results of operations.

        The agreement governing our credit facility requires us to comply with certain financial and operational covenants. These covenants include:

  •
  restrictions on the level of indebtedness that we are permitted to incur in relation to the value of our assets;

  •
  restrictions on our ability to incur liens; and

  •
  maintenance of a minimum level of stockholders' equity.

        As of June 30, 2011, we were in compliance with these covenants. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, there are no assurances that we will continue to comply with the covenants in our credit facility. Failure to comply with these covenants would result in a default under this facility which, if we were unable to obtain a waiver from the lenders thereunder, could result in an acceleration of repayments under the facility and thereby have a material adverse impact on our business, financial condition and results of operations.

Failure to extend our existing credit facility, the revolving period of which is currently scheduled to expire on June 13, 2012, could have a material adverse effect on our results of operations and financial position and our ability to pay expenses and make distributions.

        The revolving period for our credit facility with a syndicate of lenders is currently scheduled to terminate on June 13, 2012. If the credit facility is not renewed or extended by the participant banks by June 13, 2012, we will not be able to make further borrowings under the facility after such date and the outstanding principal balance on that date will be due and payable on June 13, 2013. At June 30, 2011 we had outstanding borrowings of $84.2 million under our credit facility. Interest on borrowings under the credit facility is one-month Libor plus 325 basis points, subject to a minimum Libor floor of 100 basis points. Additionally, the lenders charge a fee on the unused portion of the credit facility equal to either 75 basis points if at least half of the credit facility is used or 100 basis points otherwise. If we are unable to extend our facility or find a new source of borrowing on acceptable terms, we will be required to pay down the amounts outstanding under the facility during the one-year term-out period through one or more of the following: (1) principal collections on our securities pledged under the facility, (2) at our option, interest collections on our securities pledged under the facility and cash collections on our securities not pledged under the facility, or (3) possible liquidation of some or all of our loans and other assets, any of which could have a material adverse effect on our results of operations and financial position and may force us to decrease or stop paying certain expenses and making distributions until the facility is repaid. In addition, our stock price could decline significantly, we would be restricted in our ability to acquire new investments and, in connection with our year-end audit, our independent registered accounting firm could raise an issue as to our ability to continue as a going concern.

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

        We need additional capital to fund growth in our investments. A reduction in the availability of new capital could limit our ability to grow. We must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our shareholders to maintain our RIC status. As a result, such earnings are not available to fund investment originations. We have sought additional capital by borrowing from financial institutions and may issue debt securities or additional equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, we could be limited in our ability to grow, which may have an adverse effect on the value of our common stock. In addition, as a business development company, we are generally required to maintain a ratio of total assets to total borrowings and other senior securities of at least 200%, which may restrict our ability to borrow in certain circumstances.

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

Our most recent net asset value was calculated on June 30, 2011 and our NAV when calculated effective September 30, 2011 may be higher or lower.

        Our most recently estimated NAV per share is $10.25 on an as adjusted basis solely to give effect to a distribution with a record date of July 29, 2011, our issuance of common shares on July 22, 2011 and August 26, 2011 in connection with our dividend reinvestment plan, and our issuance of 1,500,000 shares of common stock on July 18, 2011 in connection with the exercise of an overallotment option granted with the June 21, 2011 offering of 10,000,000 shares which were delivered June 24, 2011, versus $10.36 determined by us as of June 30, 2011. NAV as of September 30, 2011 may be higher or lower than $10.25 based on potential changes in valuations and earnings for the quarter then ended. Our Board of Directors has not yet determined the fair value of portfolio investments at any date subsequent to June 30, 2011. Our Board of Directors determines the fair value of our portfolio investments on a quarterly basis in connection with the preparation of quarterly financial statements and based on input from an independent valuation firm, our Investment Adviser and the audit committee of our Board of Directors.

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

        We have entered into a royalty-free license agreement with Prospect Capital Management. Under this agreement, Prospect Capital Management agrees to grant us a non-exclusive license to use the name "Prospect Capital." Under the license agreement, we have the right to use the "Prospect Capital" name for so long as Prospect Capital Management or one of its affiliates remains our Investment Adviser. In addition, we rent office space from Prospect Administration, an affiliate of Prospect Capital Management, and pay Prospect Administration our allocable portion of overhead and other expenses incurred by Prospect Administration in performing its obligations as Administrator under the Administration Agreement, including rent and our allocable portion of the costs of our chief financial officer and chief compliance officer and their respective staffs. This may create conflicts of interest that our Board of Directors monitors.

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

We may be obligated to pay our investment adviser incentive compensation even if we incur a loss.

        Our investment adviser is entitled to incentive compensation for each fiscal quarter based, in part, on our preincentive fee net investment income if any, for the immediately preceding calendar quarter above a performance threshold for that quarter. Accordingly, since the performance threshold is based on a percentage of our net asset value, decreases in our net asset value make it easier to achieve the performance threshold. Our pre-incentive fee net investment income for incentive compensation purposes excludes realized and unrealized capital losses or depreciation that we may incur in the fiscal quarter, even if such capital losses or depreciation result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay Prospect Capital Management incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter.

Changes in laws or regulations governing our operations may adversely affect our business.

        We and our portfolio companies are subject to regulation by laws at the local, state and U.S. Federal levels. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, changes in these laws or regulations could have a material adverse effect on our business. For additional information regarding the regulations we are subject to, see "Business—Regulation as a Business Development Company."

Foreign and domestic political risk may adversely affect our business.

        We are exposed to political risk to the extent that Prospect Capital Management, on its behalf and subject to its investment guidelines, transacts in securities in the US and foreign markets. The governments in any of these jurisdictions could impose restrictions, regulations or other measures, which may have a material adverse impact on our strategy.

Capital markets have recently been in a period of disruption and instability. These market conditions have materially and adversely affected debt and equity capital markets in the United States and abroad, which have had, and may in the future have, a negative impact on our business and operations.

        The U.S. and foreign capital markets have recently been in a period of disruption as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of certain major financial institutions. Despite actions of the United States federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While these conditions appear to be improving, they could continue for a prolonged period of time or worsen in the future. In addition, while these conditions persist, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital in order to grow. Equity capital may be difficult to raise because subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. At our annual meeting of stockholders held on December 10, 2010, subject to certain determinations required to be made by our Board of Directors, our stockholders approved our ability to sell or otherwise issue shares of our common stock at a price below its then current net asset value per share for a twelve month period expiring on the anniversary of the date of stockholder approval. In addition, our ability to incur indebtedness or issue other senior securities (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 200% immediately after each time we incur indebtedness or issue other senior securities. The debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations. Moreover, recent market conditions have made, and may in the future make, it difficult to extend the maturity of or refinance our existing indebtedness and any failure to do so could have a material adverse effect on our business. The illiquidity of our investments may make it difficult for us to sell such investments if required. As a result, we may realize significantly less than the value at which we have recorded our investments. Given the recent extreme volatility and dislocation in the capital markets, many BDCs have faced, and may in the future face, a challenging environment in which to raise capital. Recent significant changes in the capital markets affecting our ability to raise capital have affected the pace of our investment activity. In addition, significant changes in the capital markets, including the recent extreme volatility and disruption, has had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition or results of operations.

Risks Relating To Our Operation As A Business Development Company

A failure on our part to maintain our status as a business development company would significantly reduce our operating flexibility.

        If we do not continue to qualify as a business development company, we might be regulated as a registered closed-end investment company under the 1940 Act; our failure to qualify as a BDC would make us subject to additional regulatory requirements, which may significantly decrease our operating flexibility by limiting our ability to employ leverage and issue common stock.

If we fail to qualify as a RIC, we will have to pay corporate-level taxes on our income, and our income available for distribution would be reduced.

        To maintain our qualification for federal income tax purposes as a RIC under Subchapter M of the Code, and obtain RIC tax treatment, we must meet certain source of income, asset diversification and annual distribution requirements.

        The source of income requirement is satisfied if we derive at least 90% of our annual gross income from interest, dividends, payments with respect to certain securities loans, gains from the sale or other disposition of securities or options thereon or foreign currencies, or other income derived with respect to our business of investing in such securities or currencies, and net income from interests in "qualified publicly traded partnerships," as defined in the Code.

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

        If we fail to qualify as a RIC for any reason or become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the actual amount of our distributions. Such a failure would have a materially adverse effect on us and our stockholders. For additional information regarding asset coverage ratio and RIC requirements, see "Business—Tax Considerations" and "Business—Regulation as a Business Development Company".

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

        For U.S. federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as original issue discount or payment-in-kind interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount, which could be significant relative to our overall investment activities, or increases in loan balances as a result of payment-in-kind arrangements, are included in our taxable income before we receive any corresponding cash payments. We also may be required to include in taxable income certain other amounts that we do not receive in cash. While we focus primarily on investments that will generate a current cash return, our investment portfolio currently includes, and we may continue to invest in, securities that do not pay some or all of their return in periodic current cash distributions.

        The income incentive fee payable by us is computed and paid on income that may include interest that has been accrued but not yet received in cash. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the income incentive fee will become uncollectible.

        Since in some cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty distributing at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, as required to maintain RIC tax treatment. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify for RIC treatment and thus become subject to corporate-level income tax.

Regulations governing our operation as a business development company affect our ability to raise, and the way in which we raise, additional capital.

        We have incurred indebtedness under our revolving credit facility and through the issuance of the Notes and, in the future, may issue preferred stock and/or borrow additional money from banks or other financial institutions, which we refer to collectively as "senior securities," up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a BDC, to incur indebtedness or issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test, which would prohibit us from paying dividends and could prohibit us from qualifying as a RIC. If we cannot satisfy this test, we may be required to sell a portion of our investments or sell additional shares of common stock at a time when such sales may be disadvantageous in order to repay a portion of our indebtedness. In addition, issuance of additional common stock could dilute the percentage ownership of our current stockholders in us.

        As a BDC regulated under provisions of the 1940 Act, we are not generally able to issue and sell our common stock at a price below the current net asset value per share. If our common stock trades at a discount to net asset value, this restriction could adversely affect our ability to raise capital. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of our common stock in certain circumstances, including if (i)(1) the holders of a majority of our shares (or, if less, at least 67% of a quorum consisting of a majority of our shares) and a similar majority of the holders of our shares who are not affiliated persons of us approve the sale of our common stock at a price that is less than the current net asset value, and (2) a majority of our Directors who have no financial interest in the transaction and a majority of our independent Directors (a) determine that such sale is in our and our stockholders' best interests and (b) in consultation with any underwriter or underwriters of the offering, make a good faith determination as of a time either immediately prior to the first solicitation by us or on our behalf of firm commitments to purchase such shares, or immediately prior to the issuance of such shares, that the price at which such shares are to be sold is not less than a price which closely approximates the market value of such shares, less any distributing commission or discount or if (ii) a majority of the number of the beneficial holders of our common stock entitled to vote at our annual meeting, without regard to whether a majority of such shares are voted in favor of the proposal, approve the sale of our common stock at a price that is less than the current net asset value per share. At our 2009 annual meeting of stockholders held on December 11, 2009, and our 2010 annual meeting of stockholders held on December 10, 2010, we obtained the first method of approval from our shareholders to sell an unlimited number of shares of common stock at any discount to net asset value per share for a period of twelve months, expiring on December 10, 2011. We will not sell shares of common stock under a prospectus supplement to the registration statement (the "current registration statement") if the cumulative dilution to our NAV per share from offerings under the current registration statement exceeds 15%. See "If we sell common stock at a discount to our net asset value per share, stockholders who do not participate in such sale will experience immediate dilution in an amount that may be material" discussed below.

        To generate cash for funding new investments, we pledged a substantial portion of our portfolio investments under our revolving credit facility. These assets are not available to secure other sources of funding or for securitization. Our ability to obtain additional secured or unsecured financing on attractive terms in the future is uncertain.

        Alternatively, we may securitize our future loans to generate cash for funding new investments. See "—Securitization of our assets subjects us to various risks."

Securitization of our assets subjects us to various risks.

        We may securitize assets to generate cash for funding new investments. We refer to the term securitize to describe a form of leverage under which a company (sometimes referred to as an "originator" or "sponsor") transfers income producing assets to a single-purpose, bankruptcy-remote subsidiary (also referred to as a "special purpose entity" or SPE), which is established solely for the purpose of holding such assets and entering into a structured finance transaction. The SPE then issues notes secured by such assets. The special purpose entity may issue the notes in the capital markets either publicly or privately to a variety of investors, including banks, non-bank financial institutions and other investors. There may be a single class of notes or multiple classes of notes, the most senior of which carries less credit risk and the most junior of which may carry substantially the same credit risk as the equity of the SPE.

        An important aspect of most debt securitization transactions is that the sale and/or contribution of assets into the SPE be considered a true sale and/or contribution for accounting purposes and that a reviewing court would not consolidate the SPE with the operations of the originator in the event of the originator's bankruptcy based on equitable principles. Viewed as a whole, a debt securitization seeks to lower risk to the note purchasers by isolating the assets collateralizing the securitization in an SPE that is not subject to the credit and bankruptcy risks of the originator. As a result of this perceived reduction of risk, debt securitization transactions frequently achieve lower overall leverage costs for originators as compared to traditional secured lending transactions.

        In accordance with the above description, to securitize loans, we may create a wholly owned subsidiary and contribute a pool of our assets to such subsidiary. The SPE may be funded with, among other things, whole loans or interests from other pools and such loans may or may not be rated. The SPE would then sell its notes to purchasers who we would expect to be willing to accept a lower interest rate and the absence of any recourse against us to invest in a pool of income producing assets to which none of our creditors would have access. We would retain all or a portion of the equity in the

SPE. An inability to successfully securitize portions of our portfolio or otherwise leverage our portfolio through secured and unsecured borrowings could limit our ability to grow our business and fully execute our business strategy, and could decrease our earnings, if any. However, the successful securitization of portions of our portfolio exposes us to a risk of loss for the equity we retain in the SPE and might expose us to greater risk on our remaining portfolio because the assets we retain may tend to be those that are riskier and more likely to generate losses. A successful securitization may also impose financial and operating covenants that restrict our business activities and may include limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. The 1940 Act may also impose restrictions on the structure of any securitizations.

        Interests we hold in the SPE, if any, will be subordinated to the other interests issued by the SPE. As such, we will only receive cash distributions on such interests if the SPE has made all cash interest and other required payments on all other interests it has issued. In addition, our subordinated interests will likely be unsecured and rank behind all of the secured creditors, known or unknown, of the SPE, including the holders of the senior interests it has issued. Consequently, to the extent that the value of the SPE's portfolio of assets has been reduced as a result of conditions in the credit markets, or as a result of defaults, the value of the subordinated interests we retain would be reduced. Securitization imposes on us the same risks as borrowing except that our risk in a securitization is limited to the amount of subordinated interests we retain, whereas in a borrowing or debt issuance by us directly we would be at risk for the entire amount of the borrowing or debt issuance.

        Generally, we would expect the SPE not to be consolidated with us and in that event our only interest will be the value of our retained subordinated interest and the income allocated to us, which may be more or less than the cash we receive from the SPE, and none of the SPE's liabilities will be reflected as our liabilities. If the assets of the SPE are not consolidated with our assets and liabilities, then our interest in the SPE may be deemed not to be a qualifying asset for purposes of determining whether 70% of our assets are qualifying assets and the leverage incurred by such SPE may or may not be treated as borrowings by us for purposes of the requirement that we not issue senior securities in an amount in excess of our net assets.

        We may also engage in transactions utilizing SPEs and securitization techniques where the assets sold or contributed to the SPE remain on our balance sheet for accounting purposes. If, for example, we sell the assets to the SPE with recourse or provide a guarantee or other credit support to the SPE, its assets will remain on our balance sheet. Consolidation would also generally result if we, in consultation with the SEC, determine that consolidation would result in a more accurate reflection of our assets, liabilities and results of operations. In these structures, the risks will be essentially the same as in other securitization transactions but the assets will remain our assets for purposes of the limitations described above on investing in assets that are not qualifying assets and the leverage incurred by the SPE will be treated as borrowings incurred by us for purposes of our limitation on the issuance of senior securities.

        Our Investment Adviser may have conflicts of interest with respect to potential securitizations in as much as securitizations that are not consolidated may reduce our assets for purposes of determining its investment advisory fee although in some circumstances our investment adviser may be paid certain fees for managing the assets of the SPE so as to reduce or eliminate any potential bias against securitizations.

Our ability to invest in public companies may be limited in certain circumstances.

        As a BDC, we must not acquire any assets other than "qualifying assets" specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions) Subject to certain exceptions for follow-on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as qualifying assets only if such issuer has a market capitalization that is less than $250 million at the time of such investment.

Price declines and illiquidity in the corporate debt markets have adversely affected, and may in the future adversely affect, the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.

        As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our Board of Directors. As part of the valuation process, the types of factors that we may take into account in determining the fair value of our investments include, as relevant and among other factors: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company's ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, merger and acquisition comparables, our principal market (as the reporting entity) and enterprise values. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. Unprecedented declines in prices and liquidity in the corporate debt markets resulted in significant net unrealized depreciation in our portfolio in the past. The effect of all of these factors on our portfolio has reduced our net asset value by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse impact on our business, financial condition and results of operations.

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

        At our 2010 annual meeting of stockholders held on December 10, 2010, our stockholders approved our ability to sell an unlimited number of shares of our common stock at any level of discount from net asset value per share during the 12 month period following the December 10, 2010 approval in accordance with the exception described above in "—Regulations governing our operation as a business development company affect our ability to raise, and the way in which we raise, additional capital." The issuance or sale by us of shares of our common stock at a discount to net asset value poses a risk of dilution to our stockholders. In particular, stockholders who do not purchase additional shares at or below the discounted price in proportion to their current ownership will experience an immediate decrease in net asset value per share (as well as in the aggregate net asset value of their shares if they do not participate at all). These stockholders will also experience a disproportionately greater decrease in their participation in our earnings and assets and their voting power than the increase we experience in our assets, potential earning power and voting interests from such issuance or sale. In addition, such sales may adversely affect the price at which our common stock trades. For additional information and hypothetical examples of these risks, see "Sales of Common Stock Below Net Asset Value" and the prospectus supplement pursuant to which such sale is made. We have sold shares of our common stock at prices below net asset value per share and may continue to do so to the future. For additional information, see "Recent Sales of Common Stock Below Net Asset Value" in the prospectus supplement pursuant to which such sale is made, if applicable.

Our ability to enter into transactions with our affiliates is restricted.

        We are prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our independent directors. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any security or other property from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits "joint" transactions with an affiliate, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors. We are prohibited from buying or selling any security or other property from or to our Investment Adviser and its affiliates and persons with whom we are in a control relationship, or entering into joint transactions with any such person, absent the prior approval of the SEC.

Risks Relating To Our Investments

We may not realize gains or income from our investments.

        We seek to generate both current income and capital appreciation. However, the securities we invest in may not appreciate and, in fact, may decline in value, and the issuers of debt securities we invest in may default on interest and/or principal payments. Accordingly, we may not be able to realize gains from our investments, and any gains that we do realize may not be sufficient to offset any losses we experience. See "Business—Our Investment Objective and Policies".

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

  •
  they may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors' actions and market conditions, as well as general economic downturns;

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

        The U.S. and foreign financial markets have been experiencing a high level of volatility, disruption and distress, which was exacerbated by the failure of several major financial institutions in the last few months of 2008. Despite actions of the United States federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While these conditions appear to be improving, they could continue for a prolonged period of time or worsen in the future, both in the U.S. and globally. Our portfolio companies will generally be affected by the conditions and overall strength of the national, regional and local economies, including interest rate fluctuations, changes in the capital markets and changes in the prices of their primary commodities and products. These factors also impact the amount of residential, industrial and commercial growth in the energy industry. Additionally, these factors could adversely impact the customer base and customer collections of our portfolio companies.

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

        A portfolio company's failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company's ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, even though we may have structured our interest as senior debt or preferred equity, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt or equity holding and subordinate all or a portion of our claim to those of other creditors.

Our portfolio contains a limited number of portfolio companies, which subjects us to a greater risk of significant loss if any of these companies defaults on its obligations under any of its debt securities.

        A consequence of the limited number of investments in our portfolio is that the aggregate returns we realize may be significantly adversely affected if one or more of our significant portfolio company investments perform poorly or if we need to write down the value of any one significant investment. Beyond our income tax diversification requirements, we do not have fixed guidelines for diversification, and our portfolio could contain relatively few portfolio companies.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

        Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as "follow-on" investments, in order to: (1) increase or maintain in whole or in part our equity ownership percentage; (2) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing or (3) attempt to preserve or enhance the value of our investment.

        We may elect not to make follow-on investments, may be constrained in our ability to employ available funds, or otherwise may lack sufficient funds to make those investments. We have the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities, or because we are inhibited by compliance with BDC requirements or the desire to maintain our tax status.

We may be unable to invest the net proceeds raised from offerings on acceptable terms, which would harm our financial condition and operating results.

        Until we identify new investment opportunities, we intend to either invest the net proceeds of future offerings in interest-bearing deposits or other short-term instruments or use the net proceeds from such offerings to reduce then-outstanding obligations under our credit facility. We cannot assure you that we will be able to find enough appropriate investments that meet our investment criteria or that any investment we complete using the proceeds from an offering will produce a sufficient return.

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

        We invest primarily in privately-held companies. Generally, little public information exists about these companies, and we are required to rely on the ability of our Investment Adviser's investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. These companies and their financial information are not subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investment.

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

        Although a substantial amount of our debt investments are protected by holding security interests in the assets of the portfolio companies, we may not be able to fully realize the value of the collateral securing our investments due to one or more of the following factors:

  •
  our debt investments may be made in the form of mezzanine loans, therefore our liens on the collateral, if any, may be subordinated to those of the senior secured debt of the portfolio companies, if any. As a result, we may not be able to control remedies with respect to the collateral;

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

        Our investment strategy contemplates potential investments in securities of foreign companies, including those located in emerging market countries. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Such risks are more pronounced in emerging market countries

        Although currently most of our investments are, and we expect that most of our investments will be, U.S. dollar-denominated, investments that are denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments.

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

        The success of our hedging transactions depends on our ability to correctly predict movements, currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. The degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies. The Company has no current intention of engaging in any of the hedging transaction described above, although it reserves the right to do so in the future.

Our Board of Directors may change our operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse to us and could impair the value of our stockholders' investment.

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

Risks Relating To Our Securities

Investing in our securities may involve a high degree of risk and is highly speculative.

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

  •
  departure of one or more of Prospect Capital Management's key personnel;

  •
  operating performance of companies comparable to us;

  •
  changes in prevailing interest rates;

  •
  litigation matters;

  •
  general economic trends and other external factors; and

  •
  loss of a major funding source.

In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has, from time to time, been brought against that company.

        If our stock price fluctuates significantly, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources from our business.

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

        Our charter and bylaws and the Maryland General Corporation Law contain provisions that may have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for our stockholders or otherwise be in their best interest. These provisions may prevent shareholders from being able to sell shares of our common stock at a premium over the current of prevailing market prices.

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

        Our Board of Directors is authorized to create and issue new series of shares, to classify or reclassify any unissued shares of stock into one or more classes or series, including preferred stock and, without stockholder approval, to amend our charter to increase or decrease the number of shares of common stock that we have authority to issue, which could have the effect of diluting a stockholder's ownership interest. Prior to the issuance of shares of common stock of each class or series, including any reclassified series, our Board of Directors is required by our governing documents to set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each class or series of shares of stock.

        Our charter and bylaws also provide that our Board of Directors has the exclusive power to adopt, alter or repeal any provision of our bylaws, and to make new bylaws. The Maryland General

Corporation Law also contains certain provisions that may limit the ability of a third party to acquire control of us, such as:

  •
  The Maryland Business Combination Act, which, subject to certain limitations, prohibits certain business combinations between us and an "interested stockholder" (defined generally as any person who beneficially owns 10% or more of the voting power of the common stock or an affiliate thereof) for five years after the most recent date on which the stockholder becomes an interested stockholder and, thereafter, imposes special minimum price provisions and special stockholder voting requirements on these combinations; and

  •
  The Maryland Control Share Acquisition Act, which provides that "control shares" of a Maryland corporation (defined as shares of common stock which, when aggregated with other shares of common stock controlled by the stockholder, entitles the stockholder to exercise one of three increasing ranges of voting power in electing directors, as described more fully below) acquired in a "control share acquisition" (defined as the direct or indirect acquisition of ownership or control of "control shares") have no voting rights except to the extent approved by stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares of common stock.

        The provisions of the Maryland Business Combination Act will not apply, however, if our Board of Directors adopts a resolution that any business combination between us and any other person will be exempt from the provisions of the Maryland Business Combination Act. Our Board of Directors has adopted a resolution that any business combination between us and any other person is exempted from the provisions of the Business Combination Act, provided that the business combination is first approved by the Board of Directors, including a majority of the directors who are not interested persons as defined in the 1940 Act. There can be no assurance that this resolution will not be altered or repealed in whole or in part at any time. If the resolution is altered or repealed, the provisions of the Maryland Business Combination Act may discourage others from trying to acquire control of us.

        As permitted by Maryland law, our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions by any person of our common stock. Although our bylaws include such a provision, such a provision may also be amended or eliminated by our Board of Directors at any time in the future, provided that we will notify the Division of Investment Management at the SEC prior to amending or eliminating this provision. It is the view of the staff of the SEC that opting into the Maryland Control Share Acquisition Act would be acting in a manner inconsistent with section 18(i) of the 1940 Act.

We may in the future choose to pay dividends in our own stock, in which case our stockholders may be required to pay tax in excess of the cash they receive.

        We may distribute taxable dividends that are payable in part in our stock. Under IRS Revenue Procedure 2010-12, up to 90% of any such taxable dividend could be payable in our stock for dividends paid on or before December 31, 2012 with respect to any taxable year ending on or before December 31, 2011. The IRS has also issued private letter rulings on cash/stock dividends paid by regulated investment companies and real estate investment trusts if certain requirements are satisfied. Taxable stockholders receiving such dividends would be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of its current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, it may be subject to transaction fees (e.g. broker fees or transfer agent fees) and the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale.

Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock. It is unclear whether and to what extent we will be able to pay dividends in cash and our stock (whether pursuant to Revenue Procedure 2010-12, a private letter ruling, or otherwise.

Item 1B.    Unresolved Staff Comments.

        Not applicable.

Item 2.    Properties.

        We do not own any real estate or other physical properties materially important to our operation. Our principal executive offices are located at 10 East 40th Street, New York, New York 10016, where we occupy our office space pursuant to our Administration Agreement with Prospect Administration. The office facilities, which are shared with our Investment Adviser and Administrator, consist of approximately 12,014 square feet, of which 3,049 square feet were added subsequent to June 30, 2011, and are leased through September 30, 2014 and December 31, 2017. We believe that our office facilities are suitable and adequate for our business as currently conducted.

Item 3.    Legal Proceedings.

        From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of these matters as they arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any such litigation as of June 30, 2011.

Item 4.    Removed and reserved.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock is quoted on the NASDAQ Global Select Market under the symbol "PSEC." The following table sets forth, for the periods indicated, our net asset value per share of common stock and the high and low closing prices per share of our common stock as reported on the NASDAQ Global Select Market. Our common stock historically has traded at prices both above and below its net asset value. There can be no assurance, however, that such premium or discount, as applicable, to net asset value will be maintained.

Year Ended	Net Asset Value Per Share(1)	High	Low	Premium (Discount) of High Sales Price to Net Asset Value	Premium (Discount) of Low Sales Price to Net Asset Value
June 30, 2011
First quarter	$10.24	$10.00	$9.18	(2.3)%	(10.4)%
Second quarter	$10.25	$10.86	$9.69	6.0%	(5.5)%
Third quarter	$10.33	$12.33	$10.72	19.4%	3.8%
Fourth quarter	$10.36	$12.18	$9.95	17.6%	(4.0)%
June 30, 2010
First quarter	$11.11	$10.99	$8.82	(1.1)%	(20.6)%
Second quarter	$10.10	$12.31	$9.93	21.9%	(1.7)%
Third quarter	$10.12	$13.20	$10.45	30.4%	3.3%
Fourth quarter	$10.30	$12.20	$9.65	18.4%	(6.3)%
June 30, 2009
First quarter	$14.63	$14.24	$11.12	(2.7)%	(24.0)%
Second quarter	$14.43	$13.08	$6.29	(9.4)%	(56.4)%
Third quarter	$14.19	$12.89	$6.38	(9.2)%	(55.0)%
Fourth quarter	$12.40	$10.48	$7.95	(15.5)%	(35.9)%
June 30, 2008
First quarter	$15.08	$18.68	$14.16	23.9%	(6.1)%
Second quarter	$14.58	$17.17	$11.22	17.8%	(23.0)%
Third quarter	$14.15	$16.00	$13.55	13.1%	(4.2)%
Fourth quarter	$14.55	$16.12	$13.18	10.8%	(9.4)%

(1)
Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high or low sales price. The net asset values shown are based on outstanding shares at the end of each period.

        On August 24, 2011, the last reported sales price of our common stock was $8.72 per share. As of August 24, 2011, we had approximately 74 stockholders of record, and we had approximately 103,172 beneficial owners whose shares are held in the names of brokers, dealers and clearing agencies.

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

        In order to maintain RIC tax treatment, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses. In order to avoid certain excise taxes imposed on RICs, we are required to distribute during each calendar year an amount at least equal to the sum of

  •
  98% of our ordinary income for the calendar year,

  •
  98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and

  •
  any ordinary income and net capital gains for preceding years that were not distributed during such years.

        In December 2008, our Board of Directors elected to retain excess profits generated in the quarter ended September 30, 2008 and pay a 4% excise tax on such retained earnings. We paid $533,000 for the excise tax with the filing of our tax return in March 2009. No additional excise taxes have been paid or accrued since that date.

        In addition, although we currently intend to distribute realized net capital gains (which we define as net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may decide in the future to retain such capital gains for investment. In such event, the consequences of our retention of net capital gains are as described under "Material U.S. Federal Income Tax Considerations." We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we may be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

        We maintain an "opt out" dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, then stockholders' cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically "opt out" of the dividend reinvestment plan so as to receive cash dividends. Stockholders who receive distributions in the form of stock are subject to the same U.S. Federal, state and local tax consequences as are stockholders who elect to receive their distributions in cash. See "Dividend Reinvestment Plan". To the extent prudent and practicable, we intend to declare and pay dividends on a monthly basis.

        With respect to the dividends paid to stockholders, income from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies were treated as taxable income and accordingly, distributed to stockholders. During the fiscal year ended June 30, 2011, we declared total dividends of approximately $102.3 million.

        Tax characteristics of all distributions will be reported to stockholders, as appropriate, on Form 1099-DIV after the end of the year. Our ability to pay distributions could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

        The following table reflects the dividends per share that we have declared on our common stock to date. In June 2010, we changed our distribution policy from a quarterly payment to a monthly payment.

Declaration Date	Record Date	Pay Date	Rate	Amount (in thousands)
8/24/2011	10/31/2011	11/22/2011	$0.101350	*
8/24/2011	9/30/2011	10/25/2011	0.101325	*
5/9/2011	8/31/2011	9/23/2011	0.101300	*
5/9/2011	7/29/2011	8/26/2011	0.101275	$11,060
5/9/2011	6/30/2011	7/22/2011	0.101250	10,896
5/9/2011	5/31/2011	6/24/2011	0.101225	9,871
2/8/2011	4/29/2011	5/31/2011	0.101200	9,861
2/8/2011	3/31/2011	4/29/2011	0.101175	8,940
2/8/2011	2/28/2011	3/31/2011	0.101150	8,930
11/8/2010	1/31/2011	2/28/2011	0.101125	8,919
11/8/2010	12/31/2010	1/31/2011	0.101000	8,900
11/8/2010	11/30/2010	12/31/2010	0.100875	8,668
8/26/2010	10/29/2010	11/30/2010	0.100750	8,347
8/26/2010	9/30/2010	10/29/2010	0.100625	7,889
6/18/2010	8/31/2010	9/30/2010	0.10050	7,620
6/18/2010	7/30/2010	8/31/2010	0.10025	7,330
6/18/2010	6/30/2010	7/30/2010	0.10000	6,909
3/18/2010	3/31/2010	4/23/2010	0.41000	26,403
12/17/2009	12/31/2009	1/25/2010	0.40875	25,894
9/28/2009	10/8/2009	10/19/2009	0.40750	22,279
6/23/2009	7/8/2009	7/20/2009	0.40625	19,548
3/24/2009	3/31/2009	4/20/2009	0.40500	12,671
12/19/2008	12/31/2008	1/19/2009	0.40375	11,966
9/16/2008	9/30/2008	10/16/2008	0.40250	11,882
6/19/2008	6/30/2008	7/16/2008	0.40125	11,845
3/6/2008	3/31/2008	4/16/2008	0.40000	10,468
12/8/2007	12/28/2007	1/7/2008	0.39500	9,370
9/6/2007	9/19/2007	9/28/2007	0.39250	7,830
6/14/2007	6/22/2007	6/29/2007	0.39000	7,753
3/14/2007	3/23/2007	3/30/2007	0.38750	7,667
12/15/2006	12/29/2006	1/5/2007	0.38500	7,264
7/31/2006	9/22/2006	9/29/2006	0.38000	4,858
6/14/2006	6/23/2006	6/30/2006	0.34000	2,401
3/15/2006	3/24/2006	3/31/2006	0.30000	2,117
12/12/2005	12/22/2005	12/29/2005	0.28000	1,975
9/15/2005	9/22/2005	9/29/2005	0.20000	1,411
4/21/2005	6/10/2005	6/30/2005	0.15000	1,058
2/9/2005	3/11/2005	3/31/2005	0.12500	882
11/11/2004	12/10/2004	12/30/2004	0.10000	706

		Since Inception		$332,388

*
Not yet determinable

 Dividend Reinvestment

        We maintain an "opt out" dividend reinvestment and cash purchase plan for our registered stockholders. Under the plan, if shares of our common stock are registered, dividends will be automatically reinvested in additional shares of common stock unless you "opt out" of the plan. Stockholders are advised to consult with their brokers or financial institutions, as appropriate, with respect to the administration of their dividends and related instructions.

        Assuming that we maintain our status as a RIC under Subchapter M of the Code, we intend to make distributions to our stockholders on a monthly basis of substantially all of our net operating income. We may also make distributions of net realized capital gains, as appropriate.

        Tax characteristics of all dividends will be reported to stockholders, as appropriate, on Form 1099-DIV after the end of the year. Our Board of Directors presently intends to declare and pay monthly dividends on the common stock. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

        Stock dividends distributed pursuant to this dividend reinvestment plan may come in the form of the issuance of new shares or the distribution of pre-existing shares re-acquired from the open market. How the stock to be distributed as part of this plan is made available is a determination made by our Board of Directors.

        During the year ended June 30, 2011, we distributed 1,025,352 shares of common stock in accordance with this dividend reinvestment plan. All of the shares issued were distributed from new issues.

        The following table reflects dividend reinvestments distributed through the issuance of new shares:

Record Date	Shares Issued	Aggregate Offering Price (in thousands)	% of Dividend
July 31, 2011	106,869	$931	8.4%
June 30, 2011	102,890	1,041	9.6%
May 31, 2011	92,813	941	9.5%
April 29, 2011	78,689	909	9.2%
March 31, 2011	76,377	917	10.3%
February 28, 2011	76,253	926	10.4%
January 31, 2011	83,021	1,004	11.3%
December 31, 2010	84,155	958	10.8%
November 30, 2010	89,603	970	11.2%
October 29, 2010	87,941	865	10.4%
September 30, 2010	92,999	913	11.6%
August 31, 2010	90,006	876	11.5%
July 30, 2010	89,620	833	10.3%
June 30, 2010	83,875	822	11.9%
March 31, 2010	248,731	2,962	11.2%
December 31, 2009	236,985	2,896	11.2%
October 8, 2009	233,523	2,456	11.0%
July 8, 2009	297,274	2,901	14.8%
March 31, 2009	214,456	1,827	14.4%
December 31, 2008	148,200	1,774	14.8%
September 30, 2008	117,549	1,506	12.7%
March 31, 2008	99,241	1,510	14.4%
September 19, 2007	72,073	1,243	15.9%
June 22, 2007	69,834	1,190	15.3%
March 23, 2007	93,843	1,595	20.8%
December 29, 2006	108,047	1,850	25.5%
September 22, 2006	80,818	1,273	26.2%
June 23, 2006	7,932	130	5.4%
March 24, 2006	6,841	111	5.2%

        The following table reflects dividend reinvestments distributed from re-acquired shares:

Record Date	Shares Purchased	Aggregate Amount Distributed (in thousands)	% of Dividend
June 30, 2008	133,156	$1,635	13.8%
December 28, 2007	111,335	1,541	16.4%
December 22, 2005	6,192	95	4.8%
September 22, 2005	7,848	105	7.4%
June 10, 2005	10,885	138	13.0%
March 11, 2005	8,986	117	13.2%
December 10, 2004	7,540	92	13.0%

 Stock Performance Graph

        This graph compares the return on our common stock with that of the Standard & Poor's 500 Stock Index and the NASDAQ Financial 100 Index, for the period July 1, 2005 through June 30, 2011. The graph assumes that, on July 1, 2005, a person invested $100 in each of our common stock, the S&P 500 Index, and the NASDAQ Financial 100 Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

        The graph and other information furnished under this Part II, Item 5 of this annual report on Form 10-K shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock performance.

Sales of unregistered securities

        We did not sell any securities during the period covered by this report that were not registered under the Securities Act.

Item 6.    Selected Financial Data.

        The following selected financial data is derived from our financial statements which have been audited by BDO USA LLP, our independent registered public accounting firm. The financial data should be read in conjunction with our financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included below in this annual report.

	For the Year/Period Ended June 30,
	2011	2010	2009	2008	2007
(in thousands except data relating to shares, per share and number of portfolio companies)
Performance Data:
Interest income	$134,454	$86,518	$62,926	$59,033	$30,084
Dividend income	15,092	15,366	22,793	12,033	6,153
Other income	19,930	12,675	14,762	8,336	4,444

Total investment income	169,476	114,559	100,481	79,402	40,681

Interest and credit facility expenses	(17,598)	(8,382)	(6,161)	(6,318)	(1,903)
Investment advisory expense	(46,051)	(30,727)	(26,705)	(20,199)	(11,226)
Other expenses	(11,606)	(8,260)	(8,452)	(7,772)	(4,421)

Total expenses	(75,255)	(47,369)	(41,318)	(34,289)	(17,550)

Net investment income	94,221	67,190	59,163	45,113	23,131

Realized and unrealized gains (losses)	24,017	(47,565)	(24,059)	(17,522)	(6,403)

Net increase in net assets from operations	$118,238	$19,625	$35,104	$27,591	$16,728

Per Share Data:
Net increase in net assets from operations(1)	$1.38	$0.33	$1.11	$1.17	$1.06
Distributions declared per share	$(1.21)	$(1.33)	$(1.62)	$(1.59)	$(1.54)
Average weighted shares outstanding for the period	85,978,757	59,429,222	31,559,905	23,626,642	15,724,095
Assets and Liabilities Data:
Investments	$1,463,010	$748,483	$547,168	$497,530	$328,222
Other assets	86,307	84,212	119,857	44,248	48,280

Total assets	1,549,317	832,695	667,025	541,778	376,502

Amount drawn on credit facility	84,200	100,300	124,800	91,167	—
2010 Notes	150,000	—	—	—	—
2011 Notes	172,500	—	—	—	—
Amount owed to related parties	7,918	9,300	6,713	6,641	4,838
Other liabilities	20,342	11,671	2,916	14,347	71,616

Total liabilities	434,960	121,271	134,429	112,155	76,454

Net assets	$1,114,357	$711,424	$532,596	$429,623	$300,048

Investment Activity Data:
No. of portfolio companies at period end	72	58	30	29 (2)	24 (2)
Acquisitions	$953,337	$364,788 (3)	$98,305	$311,947	$167,255
Sales, repayments, and other disposals	$285,562	$136,221	$27,007	$127,212	$38,407
Weighted-Average Yield at end of period(4)	12.8%	14.2%	13.7%	15.5%	17.1%

(1)
Per share data is based on average weighted shares for the period

(2)
Includes a net profits interest in Charlevoix Energy Trading LLC ("Charlevoix"), remaining after loan was paid.

(3)
Includes $207,126 of acquired portfolio investments from Patriot Acquisition.

(4)
Includes dividends from certain equity investments.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations. (All figures in this item are in thousands except per share and other data)

        The following discussion should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this annual report. In addition to historical information, the following discussion and other parts of this annual report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under Part I, Item 1A "Risk Factors" and "Note about Forward-Looking Statements" appearing elsewhere herein.

Overview

        We are a financial services company that primarily lends to and invests in middle market privately-held companies. We are a closed-end investment company that has filed an election to be treated as a business development company under the Investment Company Act of 1940, or the 1940 Act. We invest primarily in senior and subordinated debt and equity of companies in need of capital for acquisitions, divestitures, growth, development and recapitalization. We work with the management teams or financial sponsors to seek investments with historical cash flows, asset collateral or contracted pro-forma cash flows.

        We seek to be a long-term investor with our portfolio companies. From our July 27, 2004 inception to the fiscal year ended June 30, 2007, we invested primarily in industries related to the industrial/energy economy. Since then, we have widened our strategy to focus in other sectors of the economy and continue to reduce our exposure to the energy industry, and our holdings in the energy and energy related industries now represent less than 20% of our investment portfolio.

        The aggregate value of our portfolio investments was $1,463,010 and $748,483 as of June 30, 2011 and June 30, 2010, respectively. During the fiscal year ended June 30, 2011, our net cost of investments increased by $706,975, or 97.0%, as a result of twenty-eight new investments, twelve follow-on investments and revolver advances of $943,703, accrued of payment-in-kind interest of $9,634 and accretion of purchase discount of $23,035, while we received full repayment on fourteen investments, sold three investments and received several partial prepayments and revolver repayments totaling of $269,397.

        Compared to the end of last fiscal year (ended June 30, 2010), net assets increased by $402,933 or 56.6% during the year ended June 30, 2011, from $711,424 to $1,114,357. This increase resulted from the issuance of new shares of our common stock (less offering costs) in the amount of $379,929, dividend reinvestments of $10,934, and another $118,238 from operations. These increases, in turn, were offset by $106,167 in dividend distributions to our stockholders. The $118,238 increase in net assets resulting from operations is net of the following: net investment income of $94,221, net realized gain on investments of $16,465, and an increase in net assets due to changes in net unrealized appreciation of investments of $7,552.

 Market Opportunity

        We believe that current market conditions present attractive opportunities for us to invest in middle-market companies; specifically:

  •
  We believe that the dislocation in the credit markets that began in 2007 resulted in reduced competition, a widening of interest spreads, increased fees and generally more conservative capital structures and deal terms. These previous market conditions may continue to create favorable opportunities to invest at attractive risk-adjusted returns.

  •
  We believe that many senior lenders have, in recent years, de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, commercial and investment banks are limited in their ability to underwrite and syndicate bank loans and high yield securities for middle-market issuers as they seek to build capital and reduce leverage, resulting in opportunities for alternative funding sources and therefore higher new-issue market opportunities.

  •
  We believe there is a large pool of un-invested private equity capital for middle-market businesses. We expect private equity firms will seek to leverage their investments by combining equity capital with senior secured loans and mezzanine debt from other sources.

  •
  A high volume of senior secured and high yield debt was originated in the calendar years 2004 through 2007 and will come due in the near term and, accordingly, we believe that new financing opportunities will increase as many companies seek to refinance this indebtedness.

        To capitalize on these opportunities, expansion of the capital base has been and may continue to be necessary. We have demonstrated our continuing access to capital markets in several equity and debt transactions during the year ended June 30, 2011, From July 1, 2010 to December 15, 2010, we raised $181,946 of equity capital through our at the market program. On December 21, 2010 and February 18, 2011, we issued $150,000 and $172,500, respectively, of senior convertible notes. On April 7, 2011, we completed a public stock offering for 9,000,000 shares of our common stock raising $102,600 of gross proceeds. On June 24, 2011, we completed a public stock offering for 10,000,000 shares of our common stock at $10.15 per share, raising $101,500 of gross proceeds. On July 18, 2011, the underwriter exercised its option to purchase an additional 1,500,000 shares of our common stock.

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

Fourth Quarter Highlights

Investment Transactions

        On April 18, 2011, we made a $13,000 secured debt investment to support the acquisition of New Meatco Provisions, LLC ("Meatco"), a leading food distributor, by Annex Capital Management. The second lien note bears interest in cash at the greater of 12.0% or Libor plus 9.0% and interest in kind of 4.0% and has a final maturity on April 18, 2016.

        On April 18, 2011, Unitek Acquisition, Inc. ("Unitek") repaid the $11,500 loan receivable to us.

        On April 26, 2011, we made a senior secured follow-on investment of $11,000 in ICON Health & Fitness, Inc ("ICON"). The first lien note bears interest in cash at 11.875% and has a final maturity on October 15, 2016.

        On May 2, 2011, we sold our membership interests in Fischbein, LLC ("Fischbein") realizing a gain of $9,893 on the sale and received a repayment of the loan that was outstanding. We subsequently made a $3,334 senior secured second-lien term loan and invested $875 in the common equity of Fischbein with the new ownership group. The second lien note bears interest in cash at 12.0% and interest in kind of 2.0% and has a final maturity on October 31, 2016.

        On May 3, 2011, we made a debt investment of $25,000 to support the acquisition of Byrider Systems Acquisition Corp. ("Byrider"), a leading used car sales and finance business, by Altamont Capital Partners. The second lien note bears interest in cash at 12.0% and interest in kind of 2.0% and has a final maturity on November 3, 2016.

        On May 6, 2011, we made a $34,450 investment in NMMB Holdings, Inc. ("NMMB"), an advertising media buying business, of which $31,750 was funded at closing. $24,250 is structured as senior secured debt, $2,800 as subordinated debt and $4,400 as controlling equity. The loans bear interest in cash at 14.0% and 15.0%, respectively, and have a final maturity on May 6, 2016. The $3,000 revolver, of which $300 was drawn at closing, bears interest in cash at the greater of 10.50% or Libor plus 8.50% and has a final maturity on May 6, 2016.

        On May 6, 2011, we provided $15,000 in secured second-lien acquisition financing for Mood Media Corporation ("Mood Media"), a company in the in-store media industry. The second lien note bears interest in cash at the greater of 10.25% or Libor plus 8.75% and has a final maturity on November 6, 2018.

        On May 6, 2011, we provided $15,000 in secured second-lien financing for the recapitalization of Potters Holdings II, L.P. ("Potters"), a leading company in the engineered glass materials industry. The second lien note bears interest in cash at the greater of 10.25% or Libor plus 8.50% and has a final maturity on November 6, 2017.

        On May 25, 2011, we provided $24,000 in secured first-lien financing to Targus Group International, Inc. ("Targus"), the leading global supplier of notebook carrying cases and accessories. The first lien note bears interest in cash at the greater of 11.0% or Libor plus 9.50% and has a final maturity on May 25, 2016.

        On May 31, 2011, we provided $35,000 in secured second-lien financing to Springs Window Fashions, LLC ("Springs Window"), a leading designer and manufacturer of high-quality window treatments. The second lien note bears interest in cash at the greater of 11.25% or Libor plus 9.25% and has a final maturity on November 30, 2017.

        On May 31, 2011, Label Corp Holdings Inc ("Label Corp") repaid the $5,749 loan receivable to us.

        On June 3, 2011, Prince Mineral Company, Inc. ("Prince") repaid the $23,540 loan receivable to us and we recognized $10,463 of accelerated purchase discount accretion.

        On June 16, 2011, we made a senior secured debt investment of $26,500 to support the acquisition of ST Products, LLC ("STP"), a leading North American producer of precision redrawn, small diameter, thin wall copper, and specialty alloy tubes. The first lien note bears interest in cash at the greater of 12.0% or Libor plus 9.00% and has a final maturity date on June 16, 2016.

        On June 21, 2011, we provided $25,000 in secured second lien financing for the recapitalization of U.S. HealthWorks Holding Company, Inc. ("U.S.H."), a leading company in the occupational medical services industry. The second lien note bears interest in cash at the greater of 10.50% or Libor plus 9.00% and has a final maturity on June 15, 2017.

        On June 30, 2011, we made a senior secured debt investment of $82,500 in CRT MIDCO, LLC ("CRT"), a market-leading specialty media buying business, of which $75,000 was funded at closing.

The first lien notes bear interest in cash at the greater of 10.50% or Libor plus 7.50% and have a final maturity on June 30, 2017. The revolver, which was undrawn at closing of $7,500, bears interest in cash at the greater of 10.50% or Libor plus 7.50% and has a final maturity on June 30, 2012.

        On June 30, 2011 we provided $5,000 in secured second lien financing for the acquisition of Pre-Paid Legal Services, Inc. ("Pre-Paid Legal"), a top company in the professional services subscription market. The second lien notes bear interest in cash at the greater of 11.00% or Libor plus 9.50% and has a final maturity on December 31, 2016.

Equity Issuance

        On April 7, 2011, we completed a public stock offering for 9,000,000 shares of our common stock raising $102,600 of gross proceeds and $102,164 of net proceeds.

        On June 24, 2011, we completed a public stock offering for 10,000,000 shares of our common stock at $10.15 per share, raising $101,500 of gross proceeds and $100,173 of net proceeds. On July 18, 2011, the underwriter exercised its option to purchase an additional 1,500,000 shares of our common stock, raising an additional $15,225 of gross proceeds and $15,060 of net proceeds.

        On April 29, 2011, May 31, 2011 and June 24, 2011, we issued 76,377, 78,689 and 92,813 shares of our common stock in connection with the dividend reinvestment plan, respectively.

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

Credit Facility

        On April 21, 2011, we announced an increase in commitments to our credit facility of $40,000. The commitments to the credit facility stood at $325,000 at June 30, 2011.

Patriot Acquisition

        On December 2, 2009, we acquired the outstanding shares of Patriot Capital Funding, Inc. ("Patriot") common stock for $201,083. Under the terms of the merger agreement, Patriot common shareholders received 0.363992 shares of our common stock for each share of Patriot common stock, resulting in 8,444,068 shares of common stock being issued by us. In connection with the transaction, we repaid all the outstanding borrowings of Patriot, in compliance with the merger agreement.

        On December 2, 2009, Patriot made a final dividend equal to its undistributed net ordinary income and capital gains of $0.38 per share. In accordance with a recent IRS revenue procedure, the dividend was paid 10% in cash and 90% in newly issued shares of Patriot's common stock. The exchange ratio was adjusted to give effect to the final income distribution. The merger has been accounted for as an acquisition of Patriot by Prospect Capital Corporation ("Prospect") in accordance with acquisition method of accounting as detailed in Accounting Standards Codification ("ASC" or "Codification") 805, Business Combinations ("ASC 805"). The fair value of the consideration paid was allocated to the assets acquired and liabilities assumed based on their fair values as the date of acquisition. As described in more detail in ASC 805, goodwill, if any, would have been recognized as of the acquisition date, if the consideration transferred exceeded the fair value of identifiable net assets acquired. As of the acquisition date, the fair value of the identifiable net assets acquired exceeded the fair value of the consideration transferred, and we recognized the excess as a gain. A preliminary gain of $5,714 was recorded by Prospect in the quarter ended December 31, 2009 related to the acquisition of Patriot, which was revised in the fourth quarter of the fiscal year ended June 30, 2010, to $7,708, when we settled severance accruals related to certain members of Patriot's top management, and finalized during the first quarter of the fiscal year ended June 30, 2011, to $8,632, when we settled the remaining severance accruals related to the last two members of Patriot's top management. Under ASC 805, the adjustments to our preliminary estimates were reflected in the three months ended December 31, 2009 (See Note 14 to our consolidated financial statements.). The acquisition of Patriot was negotiated in July 2009 with the purchase agreement being signed on August 3, 2009. Between July 2009 and December 2, 2009, our valuation of certain of the investments acquired from Patriot increased due to market improvement, which resulted in the recognition of the gain at closing.

        The purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values as summarized in the following table:

Cash (to repay Patriot debt)	$107,313
Cash (to fund purchase of restricted stock from former Patriot employees)	970
Common stock issued(1)	92,800

Total purchase price	201,083

Assets acquired:
Investments(2)	207,126
Cash and cash equivalents	1,697
Other assets	3,859

Assets acquired	212,682
Other liabilities assumed	(2,967)

Net assets acquired	209,715

Gain on Patriot acquisition(3)	$8,632

(1)
The value of the shares of common stock exchanged with the Patriot common shareholders was based upon the closing price of our common stock on December 2, 2009, the price immediately prior to the closing of the transaction.

(2)
The fair value of Patriot's investments was determined by the Board of Directors in conjunction with an independent valuation agent. This valuation resulted in a purchase price which was $98,150 below the amortized cost of such investments. For those assets which are performing, Prospect will record the accretion to par value in interest income over the remaining term of the investment.

(3)
The gain has been determined after the final payments of certain liabilities were settled.

        During the year ended June 30, 2011, we recognized $22,084 of interest income due to purchase discount accretion from the assets acquired from Patriot. Included in the $22,084 is $4,912 of normal accretion, $12,035 of accelerated accretion resulting from the repayment of Impact Products, LLC ("Impact Products"), Label Corp and Prince and $4,968 of accelerated accretion resulting from the recapitalization of our debt investments in Arrowhead General Insurance Agency, Inc. ("Arrowhead"), The Copernicus Group, Inc. ("Copernicus"), Fischbein and Northwestern Management Services, LLC ("Northwestern"). The restructured loans for Arrowhead, Copernicus, Fischbein and Northwestern were issued at market terms comparable to other industry transactions. In accordance with ASC 320-20-35 the cost basis of the new loan was recorded at par value, which precipitated the acceleration of original purchase discount from the loan repayment which was recognized as interest income.

        During the period from the acquisition of Patriot on December 2, 2009 to June 30, 2010, we recognized $18,795 of interest income due to purchase discount accretion from the assets acquired from Patriot. Included in this amount $4,579 of normal accretion and $14,216 of accelerated accretion resulting from the early repayments of four loans, three revolving lines of credit, sale of one investment position and restructuring of our loans to Aircraft Fasteners International, LLC ("AFI"), EXL Acquisition Corp. ("EXL"), LHC Holdings Corp. ("LHC"), Prince, ROM Acquisition Corporation ("ROM"). The revised terms were more favorable than the original terms and increased the present value of the future cash flows. In accordance with ASC 320-20-35 the cost basis of the new loans were recorded at par value, which precipitated the acceleration of original purchase discount from the loan repayment which was recognized as interest income.

Investment Holdings

        As of June 30, 2011, we continue to pursue our investment strategy. In May 2007, we changed our name to "Prospect Capital Corporation" and the terminated of our policy to invest at least 80% of our net assets in energy companies. Since that time, we have reduced our exposure to the energy industry, and our holdings in the energy and energy related industries now represent less than 20% of our investment portfolio.

        At June 30 2011, approximately $1,463,010 or 131.3% of our net assets are invested in 72 long-term portfolio investments and 5.4% of our net assets invested in money market funds.

        During the year ended June 30, 2011, we originated $953,337 of new investments. Our origination efforts recently have focused primarily on secured lending and reducing the risk in the portfolio, including a higher percentage of first lien loans than in prior periods, though we also continue to close selected junior debt and equity investments. In addition to targeting investments senior in corporate capital structures with our new originations, we have also increased our origination business mix of third party private equity sponsor owned companies, which tend to have more third party equity capital supporting our debt investments than non sponsor transactions. Our portfolio's annualized current yield decreased from 14.2% as of June 30, 2010 to 12.8% as of June 30, 2011 across all long-term debt and certain equity investments. We expect Prospect's current asset yield may decline modestly over the next few quarters as we increase the size of the portfolio while reducing credit risk. Monetization of other equity positions that we hold is not included in this yield calculation. In many of our portfolio companies, we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.

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

        As of June 30, 2011, we own controlling interests in AIRMALL USA, Inc. ("AIRMALL"), Ajax Rolled Ring & Machine, Inc. ("Ajax"), AWCNC, LLC, Borga, Inc. ("Borga"), C&J Cladding LLC, Change Clean Energy Holdings, Inc. ("CCEHI"), Freedom Marine Services LLC ("Freedom Marine"), Gas Solutions Holdings, Inc. ("GSHI"), Integrated Contract Services, Inc. ("ICS"), Iron Horse Coiled Tubing, Inc. ("Iron Horse"), Manx Energy, Inc. ("Manx"), NMMB, NRG Manufacturing, Inc. ("NRG"), Nupla Corporation ("Nupla"), R-V Industries, Inc. ("R-V") and Yatesville Coal Holdings, Inc. ("Yatesville"). We also own an affiliated interest in BNN Holdings Corp. f/k/a Biotronic NeuroNetwork ("Biotronic"), Boxercraft Incorporated ("Boxercraft"), Smart, LLC, and Sport Helmets Holdings, LLC ("Sport Helmets").

        The following is a summary of our investment portfolio by level of control at June 30, 2011 and June 30, 2010, respectively:

	June 30, 2011				June 30, 2010
Level of Control	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio
Control	$262,301	18.0%	$310,072	20.4%	$185,720	23.3%	$195,958	24.0%
Affiliate	56,833	3.9%	72,337	4.7%	65,082	8.2%	73,740	9.0%
Non-control/Non-affiliate	1,116,600	74.1%	1,080,601	71.0%	477,957	59.9%	478,785	58.6%
Money Market Funds	59,903	4.0%	59,903	3.9%	68,871	8.6%	68,871	8.4%

Total Portfolio	$1,495,637	100.0%	$1,522,913	100.0%	$797,630	100.0%	$817,354	100.0%

        The following is our investment portfolio presented by type of investment at June 30, 2011 and June 30, 2010, respectively:

	June 30, 2011				June 30, 2010
Type of Investment	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio
Money Market Funds	$59,903	4.0%	$59,903	3.9%	$68,871	8.6%	$68,871	8.4%
Revolving Line of Credit	7,144	0.5%	7,278	0.5%	4,754	0.6%	5,017	0.6%
Senior Secured Debt	822,582	55.0%	789,981	51.9%	313,755	39.4%	287,470	35.2%
Subordinated Secured Debt	491,188	32.9%	448,675	29.5%	333,453	41.8%	313,511	38.4%
Subordinated Unsecured Debt	54,687	3.7%	55,336	3.6%	30,209	3.8%	30,895	3.8%
Preferred Stock	31,979	2.1%	25,454	1.7%	16,969	2.1%	5,872	0.7%
Common Stock	19,865	1.3%	116,076	7.6%	20,243	2.5%	77,131	9.4%
Membership Interests	6,128	0.4%	15,392	1.0%	6,964	0.9%	17,730	2.2%
Overriding Royalty Interests	—	—%	2,168	0.1%	—	—%	2,768	0.3%
Net Profit Interests	—	—%	—	—%	—	—%	1,020	0.1%
Warrants	2,161	0.1%	2,650	0.2%	2,412	0.3%	7,069	0.9%

Total Portfolio	$1,495,637	100.0%	$1,522,913	100.0%	$797,630	100.0%	$817,354	100.0%

        The following is our investment portfolio presented by geographic location of the investment at June 30, 2011 and June 30, 2010, respectively:

	June 30, 2011				June 30, 2010
Geographic Location	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio
Canada	$74,239	5.0%	$75,207	4.9%	$21,002	2.6%	$12,054	1.5%
Ireland	14,908	1.0%	15,000	1.0%	14,903	1.9%	15,000	1.8%
Netherlands	—	—%	—	—%	1,397	0.2%	1,233	0.2%
Midwest US	358,540	24.0%	340,251	22.3%	170,869	21.5%	167,571	20.5%
Northeast US	242,039	16.1%	234,628	15.4%	61,813	7.7%	62,727	7.7%
Southeast US	234,528	15.7%	208,226	13.7%	193,420	24.2%	171,144	20.9%
Southwest US	189,436	12.7%	266,004	17.5%	179,641	22.6%	235,945	28.9%
Western US	322,044	21.5%	323,694	21.3%	85,714	10.7%	82,809	10.1%
Money Market Funds	59,903	4.0%	59,903	3.9%	68,871	8.6%	68,871	8.4%

Total Portfolio	$1,495,637	100.0%	$1,522,913	100.0%	$797,630	100.0%	$817,354	100.0%

        The following is our investment portfolio presented by industry sector of the investment at June 30, 2011 and June 30, 2010, respectively:

	June 30, 2011				June 30, 2010
Industry	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio
Aerospace and Defense	$56	—%	$35	—%	$56	—%	$38	—%
Automobile / Auto Finance	41,924	2.8%	42,444	2.8%	19,017	2.4%	18,615	2.3%
Biomass Power	2,540	0.2%	—	—%	2,383	0.3%	—	—%
Business Services	6,604	0.4%	6,787	0.4%	12,060	1.5%	12,132	1.5%
Chemicals	25,277	1.7%	25,277	1.7%	1,397	0.2%	1,233	0.2%
Commercial Services	34,625	2.3%	34,625	2.3%	—	—%	—	—%
Consumer Services	68,286	4.6%	68,286	4.5%	—	—%	—	—%
Contracting	18,220	1.2%	1,767	0.1%	16,652	2.1%	4,542	0.6%
Durable Consumer Products	141,779	9.5%	144,362	9.5%	20,000	2.5%	20,000	2.4%
Ecological	141	—%	194	—%	141	—%	340	—%
Electronics	588	—%	1,374	0.1%	25,777	3.2%	25,629	3.1%
Financial Services	—	—%	—	—%	25,814	3.2%	25,592	3.1%
Food Products	144,503	9.7%	146,498	9.6%	53,681	6.7%	60,882	7.4%
Gas Gathering and Processing	42,003	2.8%	105,406	6.9%	37,503	4.7%	93,096	11.4%
Healthcare	156,396	10.5%	163,657	10.7%	89,026	11.2%	93,593	11.5%
Home and Office Furnishings, Housewares and Durable	1,916	0.1%	6,109	0.4%	14,112	1.8%	17,232	2.1%
Insurance	86,850	5.8%	87,448	5.7%	5,811	0.7%	5,952	0.7%
Machinery	13,179	0.9%	13,171	0.9%	15,625	2.0%	17,776	2.2%
Manufacturing	114,113	7.6%	136,039	8.9%	74,961	9.4%	64,784	7.9%
Media	121,302	8.1%	121,300	8.0%	—	—%	—	—%
Metal Services and Minerals	580	—%	4,699	0.3%	19,252	2.4%	33,620	4.1%
Mining, Steel, Iron and Non-Precious Metals and Coal Production	1,448	0.1%	—	—%	1,130	0.1%	808	0.1%
Oil and Gas Production	124,662	8.3%	70,923	4.7%	122,034	15.3%	96,988	11.9%
Oilfield Fabrication	23,076	1.5%	23,076	1.5%	30,429	3.8%	30,429	3.7%
Personal and Nondurable Consumer Products	15,147	1.0%	23,403	1.5%	14,387	1.8%	20,049	2.5%
Pharmaceuticals	—	—%	—	—%	11,955	1.5%	12,000	1.5%
Printing and Publishing	—	—%	—	—%	5,222	0.7%	5,284	0.6%
Production Services	14,387	1.0%	15,357	1.0%	21,002	2.6%	12,054	1.5%
Property Management	52,420	3.5%	51,726	3.4%	—	—%	—	—%
Retail	14,669	1.0%	145	0.0%	14,669	1.8%	2,148	0.3%
Shipping Vessels	11,303	0.8%	3,079	0.2%	10,040	1.3%	3,583	0.4%
Software & Computer Services	37,890	2.5%	38,000	2.5%	14,903	1.9%	15,000	1.8%
Specialty Minerals	30,169	2.0%	34,327	2.3%	15,814	2.1%	18,463	2.3%
Technical Services	—	—%	—	—%	11,387	1.4%	11,615	1.4%
Textiles and Leather	12,931	0.9%	15,632	1.0%	22,519	2.8%	25,006	3.1%
Transportation	76,750	5.2%	77,864	5.2%	—	—%	—	—%
Money Market Funds	59,903	4.0%	59,903	3.9%	68,871	8.6%	68,871	8.4%

Total Portfolio	$1,495,637	100.0%	$1,522,913	100.0%	$797,630	100.0%	$817,354	100.0%

Portfolio Investment Activity

        During the year ended June 30, 2011, we acquired $863,784 of new investments, completed follow-on investments in existing portfolio companies, totaling approximately $71,935, funded $7,984 of revolver advances, and recorded PIK interest of $9,634, resulting in gross investment originations of $953,337. The more significant of these investments are described briefly in the following:

          On July 14, 2010, we made a senior secured investment of $38,000 in Progrexion Holdings, Inc. ("Progrexion"), a leading consumer credit enhancement services company. The $36,000 first lien note bears interest in cash at the greater of 11.0% or Libor plus 9.0% and has a final maturity on December 31, 2014. The $2,000 revolver, of which $1,400 was funded at closing, bears interest in cash at the greater of 11.0% or Libor plus 9.0% and has a final maturity on June 30, 2011.

          On July 23, 2010, we made a secured debt investment of $21,000 in SonicWALL, Inc. ("SonicWALL"), a global leader in network security and data protection for small, mid-sized, and large enterprise organizations. On September 30, 2010, we made a follow-on secured debt investment of $2,000 in SonicWALL. The second lien notes bear interest in cash at the greater of 12.0% or Libor plus 2.0% and have a final maturity on January 23, 2017.

          On July 30, 2010, we invested $42,500 of debt and $9,920 of equity in AIRMALL, a leading developer and manager of airport retail operations. The $30,000 first lien note bears interest in cash at the greater of 12.0% or Libor plus 9.0% and has a final maturity on June 30, 2015. The $12,500 subordinate note bears interest in cash at 12.0% and interest in kind of 6.0% and has a final maturity on December 31, 2015.

          On July 30, 2010, we invested $20,000 in Northwestern, a leading dental practice management company in the Southeast Florida market. The first lien note bears interest in cash at the greater of 10.50% or Libor plus 7.50% and has a final maturity on July 30, 2015.

          On September 30, 2010, we made a follow-on secured debt investment of $4,500 in GSHI to support the acquisition of a gathering pipeline system in Texas. The follow-on junior secured note bears interest in cash at 18.0% and has a final maturity on December 12, 2016.

          On October 12, 2010, we made a senior secured debt investment of $32,500 in ICON, a leading manufacturer and marketer of branded health and fitness equipment. The first lien note bears interest in cash at 11.875% and has a final maturity on October 15, 2016.

          On November 12, 2010, we made a senior subordinated debt investment of $15,000 in American Importing Company, Inc and Ann's House of Nuts Inc, collectively Snacks Holding Corporation, a leading manufacturer and marketer of dried fruits and trail mixes. The note bears interest in cash at 12.0% and interest in kind of 1.0% and has a final maturity on November 12, 2017.

          On November 29, 2010, we made a senior subordinated debt investment of $14,000 in Royal Adhesives & Sealants, LLC ("Royal"), a leading producer of proprietary, high-performance adhesives and sealants. On December 13, 2010, we made a follow-on senior subordinated debt investment of $11,000 in Royal, an Arsenal Capital Partners portfolio company, in connection with Arsenal's acquisition of Para-Chem Southern and the creation of a leading adhesives, sealants, and coatings platform. The note bears interest in cash at 12.0% and interest in kind of 2.0% and has a final maturity on November 29, 2016.

          On December 10, 2010, we made a $30,000 secured second-lien financing to American Gilsonite Company ("American Gilsonite") for a dividend recapitalization. After the financing, we received a $2,098 dividend as a result of our equity holdings in American Gilsonite and repayment of the loan that was outstanding. The second lien note bears interest in cash at the greater of

  12.0% or Libor plus 10.0% and interest in kind of 2.50% and has a final maturity on March 10, 2016.

          On December 23, 2010, we made a second lien secured debt investment of $15,300 in JHH Holdings, Inc., a leading provider of home healthcare services in Texas. The second lien note bears interest in cash at the greater of 12.0% or Libor plus 10.0% and interest in kind of 2.50% and has a final maturity on June 23, 2016.

          On December 23, 2010, we made a senior secured investment of $18,333 in VPSI, Inc., a leading market share transportation services company. The first lien note bears interest in cash at the greater of 12.0% or Libor plus 10.0% and has a final maturity on December 23, 2015.

          On January 6, 2011, we made a senior secured term loan investment of $30,000 to support the acquisition of Progressive Logistics Services, LLC ("Progressive") by a middle market private equity firm. The first lien notes bear interest in cash at the greater of 8.50% or Libor plus 6.50% and the greater of 14.50% or Libor plus 12.50%, respectively, and have a final maturity on January 6, 2016.

          On January 10, 2011, we made a senior secured debt investment of $20,000 to support the acquisition of Endeavor House by Pinnacle Treatment Centers, Inc. ("Pinnacle"). The $19,000 first lien note bears interest in cash at the greater of 11.0% or Libor plus 8.0% and has a final maturity on January 10, 2016. The $1,000 revolver, which was unfunded at closing, bears interest in cash at the greater of 8.0% or Libor plus 5.0% and has a final maturity on January 10, 2016.

          On January 21, 2011, we provided senior secured credit facilities of $28,200 to support the acquisition of Stauber Performance Ingredients, Inc. ("Stauber"), by ICV Partners. The $25,700 first lien note bears interest in cash at the greater of 10.50% or Libor plus 7.50% and has a final maturity on January 21, 2016. The $2,500 revolver, of which $750 was funded at closing, bears interest in cash at the greater of 10.50% or Libor plus 7.50% and has a final maturity on January 21, 2016.

          On January 31, 2011, we made a senior secured term investment of $7,500 to support the recapitalization of Empire Today, LLC, which is the second largest independent provider of carpet and hard surface flooring to consumers in the residential replacement flooring industry. The first lien note bears interest in cash at 11.375% and has a final maturity on February 1, 2017.

          On February 3, 2011, we made a senior secured debt investment of $22,000 to support the recapitalization of Medical Security Card Company, LLC, a pharmacy services company. The $20,500 first lien note bears interest in cash at the greater of 11.25% or Libor plus 8.75% and has a final maturity on February 1, 2016. The $1,500 revolver, which was unfunded at closing, bears interest in cash at the greater of 9.50% or Libor plus 7.0% and has a final maturity on February 1, 2016.

          On February 4, 2011, we made a secured second-lien debt investment of $45,000 to support the refinancing of Clearwater Seafoods LP, a leading premium seafood company based in Nova Scotia, Canada. The second lien note bears interest in cash at 12.0% and has a final maturity on February 4, 2016.

          On February 9, 2011, we made a senior secured debt investment of $23,500 to support the recapitalization of Copernicus. After the financing we received a repayment of the loan that was previously outstanding. $11,250 of the first lien notes bear interest in cash at the greater of 8.0% or Libor plus 5.0% and $11,250 of the first lien notes bear interest in cash at the greater of 14.0% or Libor plus 11.0%, respectively, and both have a final maturity on February 6, 2016. The $1,000 revolver, which was unfunded at closing, bears interest in cash at the greater of 8.0% or Libor plus 5.0% and has a final maturity on February 9, 2016.

          On March 2, 2011, we made a senior secured first-lien debt investment of $14,000 to support the acquisition of Out Rage, LLC, a market leader in the bowhunting equipment industry. The $12,500 first lien note bears interest in cash at the greater of 11.0% or Libor plus 8.0% and has a final maturity on March 2, 2015. The $1,500 revolver, which was unfunded at closing, bears interest in cash at the greater of 11.0% or Libor plus 8.0% and has a final maturity on March 2, 2015.

          On March 4, 2011, we made a $27,000 secured second-lien term loan to Arrowhead. After the financing we received a repayment of the loan that was previously outstanding. The second lien note bears interest in cash at the greater of 11.25% or Libor plus 9.50% and has a final maturity on September 30, 2017.

          On March 18, 2011, we closed a $60,000 first-lien senior secured facility for SG Acquisition, Inc. ("Safe-Guard"), the leading third-party administrator of ancillary finance and insurance products and services for new, used, and leased motor vehicles. $30,000 of the first lien notes bear interest in cash at the greater of 8.50% or Libor plus 6.50% and $30,000 of the first lien notes bear interest in cash at the greater of 14.50% or Libor plus 12.50%, respectively, and both have a final maturity on March 18, 2016.

          On March 31, 2011, we funded a $53,000 first-lien senior secured credit facility, funded $1,435 of a $5,000 commitment on a revolving line of credit and invested $1,500 in common equity to support the acquisition of Cargo Airport Services USA, LLC ("CAS") by ICV Partners. The $53,000 first lien note bears interest in cash at the greater of 11.50% or Libor plus 8.50% and has a final maturity on March 31, 2016. The $5,000 revolver, of which $1,435 was funded at closing, bears interest in cash at the greater of 11.50% or Libor plus 8.50% and has a final maturity on March 31, 2012.

          On March 31, 2011, we provided a net $32,770 in first-lien senior secured financing for the recapitalization of Progrexion focused on the consumer credit information sector. The first lien note bears interest in cash at the greater of 10.75% or Libor plus 8.75% and has a final maturity on December 31, 2014.

          On April 18, 2011, we made a $13,000 secured debt investment to support the acquisition of Meatco, a leading food distributor, by Annex Capital Management. The second lien note bears interest in cash at the greater of 12.0% or Libor plus 9.0% and interest in kind of 4.0% and has a final maturity on April 18, 2016.

          On April 26, 2011, we made a senior secured follow-on investment of $11,000 in ICON. The first lien note bears interest in cash at 11.875% and has a final maturity on October 15, 2016.

          On May 2, 2011, we sold our membership interests in Fischbein realizing a gain of $9,893 on the sale and received a repayment of the loan that was outstanding. We subsequently made a $3,334 senior secured second-lien term loan and invested $875 in the common equity of Fischbein with the new ownership group. The second lien note bears interest in cash at 12.0% and interest in kind of 2.0% and has a final maturity on October 31, 2016.

          On May 3, 2011, we made a debt investment of $25,000 to support the acquisition of Byrider, a leading used car sales and finance business, by Altamont Capital Partners. The second lien note bears interest in cash at 12.0% and interest in kind of 2.0% and has a final maturity on November 3, 2016.

          On May 6, 2011, we made a $34,450 investment in NMMB, an advertising media buying business, of which $31,750 was funded at closing. $24,250 is structured as senior secured debt, $2,800 as subordinated debt and $4,400 as controlling equity. The loans bear interest in cash at 14.0% and 15.0%, respectively, and have a final maturity on May 6, 2016. The $3,000 revolver, of which $300 was drawn at closing, bears interest in cash at the greater of 10.50% or Libor plus 8.50% and has a final maturity on May 6, 2016.

          On May 6, 2011, we provided $15,000 in secured second-lien acquisition financing to Mood Media, a company in the in-store media industry. The second lien note bears interest in cash at the greater of 10.25% or Libor plus 8.75% and has a final maturity on November 6, 2018.

          On May 6, 2011, we provided $15,000 in secured second-lien financing for the recapitalization of Potters, a leading company in the engineered glass materials industry. The second lien note bears interest in cash at the greater of 10.25% or Libor plus 8.50% and has a final maturity on November 6, 2017.

          On May 25, 2011, we provided $24,000 in secured first-lien financing to Targus, the leading global supplier of notebook carrying cases and accessories. The first lien note bears interest in cash at the greater of 11.0% or Libor plus 9.50% and has a final maturity on May 25, 2016.

          On May 31, 2011, we provide $35,000 in secured second-lien financing to Springs Window, a leading designer and manufacturer of high-quality window treatments. The second lien note bears interest in cash at the greater of 11.25% or Libor plus 9.25% and has a final maturity on November 30, 2017.

          On June 16, 2011, we made a senior secured debt investment of $26,500 to support the acquisition of STP, a leading North American producer of precision redrawn, small diameter, thin wall copper, and specialty alloy tubes. The first lien note bears interest in cash at the greater of 12.0% or Libor plus 9.00% and has a final maturity date on June 16, 2016.

          On June 21, 2011, we provided $25,000 in secured second lien financing for the recapitalization of U.S.H., a leading company in the occupational medical services industry. The second lien note bears interest in cash at the greater of 10.50% or Libor plus 9.00% and has a final maturity on June 15, 2017.

          On June 30, 2011, we made a senior secured debt investment of $82,500 in CRT, a market-leading specialty media buying business, of which $75,000 was funded at closing. The $75,000 first lien notes bear interest in cash at the greater of 10.50% or Libor plus 7.50% and have a final maturity on June 30, 2017. The $7,500 revolver, which was unfunded at closing, bears interest in cash at the greater of 10.50% or Libor plus 7.50% and has a final maturity on June 30, 2012.

          On June 30, 2011 we also provided $5,000 in secured second lien financing for the acquisition of Pre-Paid Legal, a top company in the professional services subscription market. The second lien notes bear interest in cash at the greater of 11.00% or Libor plus 9.50% and have a final maturity on December 31, 2016.

        During the year ended June 30, 2011, we closed-out seventeen positions which are briefly described below.

          On July 30, 2010, Northwestern repaid the $8,500 loan receivable to us.

          On August 26, 2010, Regional Management Corporation ("RMC") repaid the $25,814 loan receivable to us.

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

          On October 29, 2010, Castro Cheese Company, Inc. repaid the $7,732 loan receivable to us.

          On November 3, 2010, TriZetto Group repaid the $15,492 loan receivable to us.

          On December 1, 2010, Qualitest Pharmaceuticals, Inc. repaid the $12,000 loan receivable to us.

          On December 10, 2010, American Gilsonite repaid the $14,783 loan receivable to us.

          On December 15, 2010, we sold Sidump'r Trailer Company, Inc. and received $430 net proceeds.

          In December 2010, we exercised our warrants in Miller Petroleum, Inc. ("Miller") and received 2,013,814 shares of Miller common stock and sold 1,397,510 of these shares at $3.95 net proceeds per share, realizing a gain of $5,415. We sold the remaining 616,304 shares of Miller common stock on January 10, 2011, realizing $4.23 of net proceeds per share and an additional gain of $2,561 on this sale and a total gain of $7,976 on settlement of the investment.

          On January 24, 2011, Maverick Healthcare LLC repaid the $13,122 loan receivable to us.

          On March 11, 2011, EXL repaid the $22,988 loan receivable to us and we sold our 2,500 shares of EXL common stock.

          On March 31, 2011, KTPS Holdings, LLC repaid the $8,414 loan receivable to us. A portion of the loan receivable was repaid at a discount, for which we realized a loss of $549.

          On April 18, 2011, Unitek repaid the $11,500 loan receivable to us.

          On May 31, 2011, Label Corp repaid the $5,749 loan receivable to us.

          On June 3, 2011, Prince repaid the $23,540 loan receivable to us and we recognized $10,463 of accelerated purchase discount accretion.

        During the year ended June 30, 2011, we also received principal amortization payments of $16,996 on several loans, and $24,450 of partial prepayments related to AIRMALL, AFI, Ajax, EXL, Fischbein, Iron Horse, LHC, Nupla, Northwestern, Progrexion, ROM, Seaton Corp and Stauber.

        During the year ended June 30, 2011, we recognized $22,084 of interest income due to purchase discount accretion from the assets acquired from Patriot. Included in the $22,084 is $4,912 of normal accretion, $12,035 of accelerated accretion resulting from the repayment of Impact Products, Label Corp and Prince, and $4,968 of accelerated accretion resulting from the recapitalization of our debt investments in Arrowhead, Copernicus, Fischbein and Northwestern. The restructured loans for Arrowhead, Copernicus, Fischbein and Northwestern were issued at market terms comparable to other industry transactions. In accordance with ASC 320-20-35 the cost basis of the new loan was recorded at par value, which precipitated the acceleration of original purchase discount from the loan repayment which was recognized as interest income. We expect to recognize $836 of normal accretion during the three months ended September 30, 2011.

        During the period from the acquisition of Patriot on December 2, 2009 to June 30, 2010, we recognized $18,795 of interest income due to purchase discount accretion from the assets acquired from Patriot. Included in this amount $4,579 of normal accretion and $14,216 of accelerated accretion resulting from the early repayments of four loans, three revolving lines of credit, sale of one investment position and restructuring of our loans to AFI, EXL, LHC, Prince and ROM. The revised terms were more favorable than the original terms and increased the present value of the future cash flows. In accordance with ASC 320-20-35 the cost basis of the new loans were recorded at par value, which precipitated the acceleration of original purchase discount from the loan repayment which was recognized as interest income.

        On September 30, 2008, we settled our net profits interests ("NPIs") in IEC-Systems, LP ("IEC") and Advanced Rig Services, LLC ("ARS") with the companies for a combined $12,576. IEC and ARS originally issued the NPIs to us when we loaned a combined $25,600 to IEC and ARS on November 20, 2007. In conjunction with the NPI realization, we recognized other income of $12,576 and simultaneously reinvested the $12,576 as incremental senior secured debt in IEC and ARS. The incremental debt amortized over the period ending November 20, 2010.

        The following is a quarter-by-quarter summary of our investment activity:

Quarter-End	Acquisitions(1)	Dispositions(2)
June 30, 2011	$312,301	$62,367
March 31, 2011	359,152	76,494
December 31, 2010	140,933	62,915
September 30, 2010	140,951	67,621
June 30, 2010	88,973	39,883
March 31, 2010	59,311	26,603
December 31, 2009(3)	210,438	45,494
September 30, 2009	6,066	24,241
June 30, 2009	7,929	3,148
March 31, 2009	6,356	10,782
December 31, 2008	13,564	2,128
September 30, 2008	70,456	10,949
June 30, 2008	118,913	61,148
March 31, 2008	31,794	28,891
December 31, 2007	120,846	19,223
September 30, 2007	40,394	17,949
June 30, 2007	130,345	9,857
March 31, 2007	19,701	7,731
December 31, 2006	62,679	17,796
September 30, 2006	24,677	2,781
June 30, 2006	42,783	5,752
March 31, 2006	15,732	901
December 31, 2005	—	3,523
September 30, 2005	25,342	—
June 30, 2005	17,544	—
March 31, 2005	7,332	—
December 31, 2004	23,771	32,083
September 30, 2004	30,371	—

Since inception	$2,128,654	$640,260

(1)
Includes new deals, additional fundings, refinancings and PIK interest.

(2)
Includes scheduled principal payments, prepayments and refinancings.

(3)
The $210,438 of acquisitions for the quarter ended December 31, 2009 includes $207,126 of portfolio investments acquired from Patriot.

Investment Valuation

        In determining the fair value of our portfolio investments at June 30, 2011 the Audit Committee considered valuations from the independent valuation firm and from management having an aggregate range of $1,435,916 to $1,548,301, excluding money market investments.

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

        The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties and comparable multiples for recent sales of companies within the industry. The composite of all these analysis, applied to each investment, was a total valuation of $1,463,010, excluding money market investments.

        Our portfolio companies are generally lower middle market companies, outside of the financial sector, with less than $50,000 of annual EBITDA. We believe our market has experienced less volatility than others because we believe there are more buy and hold investors who own these less liquid investments.

        During the year ended June 30, 2011, there has been a general improvement in the markets in which we operate, and market rates of interest negotiated for middle market loans have decreased.

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

  Ajax Rolled Ring & Machine, Inc.

          We acquired a controlling equity interest in Ajax in a recapitalization of Ajax that was closed on April 4, 2008. We funded $22,000 of senior secured term debt, $11,500 of subordinated term debt and $6,300 of equity as of that closing. During the fiscal year ended June 30, 2010, we funded an additional $3,530 of secured subordinated debt to refinance a third-party revolver provider and provide working capital. Ajax repaid $3,461 of this secured subordinated debt during the quarter ended September 30, 2010. As of June 30, 2011, we control 77.68% of the fully-diluted common and preferred equity. The principal balance of our senior debt to Ajax was $20,607 and new debt was $15,035 as of June 30, 2011.

          Ajax forges seamless steel rings sold to various customers. The rings are used in a range of industrial applications, including in construction equipment and wind power turbines. Ajax's business is cyclical, and the business experienced a significant decline in 2009 in light of the global macroeconomic crisis. Ajax has seen significant improvement in operating results in 2010 with EBITDA increasing over 100% from that generated in 2009.

          The Board of Directors increased the fair value of our investment in Ajax to $33,877 as of June 30, 2011, a reduction of $7,822 from its amortized cost, compared to the $13,006 unrealized depreciation recorded at June 30, 2010.

  Change Clean Energy Holdings Inc. and Change Clean Energy, Inc., f/k/a Worcester Energy Partners, Inc.

          Change Clean Energy, Inc. ("CCEI") is an investment that we originated in September 2005, which owns and operated a biomass energy plant. In March 2009, CCEI ceased operations, as the business became uneconomic based on the cost of materials and the price being received for the electricity generated. During that quarter, we instituted foreclosure proceedings against the co-borrowers of our debt. In anticipation of such proceedings, CCEHI was established. On March 11, 2009, the foreclosure was completed and the assets were assigned to a wholly owned subsidiary of CCEHI. During the year ended June 30, 2010, we provided additional funding of $296 to CCEHI to fund ongoing operations. CCEI currently has no material operations. At June 30, 2009 we determined that the impairment at both CCEI and CCEHI was other than temporary and recognized a realized loss of $41,134, which was the amount by which the amortized cost exceeded the fair value. During the years ended June 30, 2011 and June 30, 2010, we made follow-on investments of $316 and $554, respectively, in CCEHI for professional services related to ongoing litigations and plant security. At June 30, 2011, our Board of Directors, under recommendation from senior management, has set the value of the CCEHI investment with no value, a reduction of $2,540 from its amortized cost after the recognized loss recorded in 2009.

  Freedom Marine Services, LLC

          Freedom Marine is an investment that we initially funded in October 2006. We acquired a controlling interest in the company on October 1, 2009 as part of a broader restructuring of the company and subsequently provided additional funding to support ongoing operations. During the year ended June 30, 2011, we provided additional funding of $944 to Freedom Marine in order to provide needed liquidity and pay dry docking expenses. As of June 30, 2011, we control 86.78% of the fully-diluted equity.

          Freedom Marine is an owner-operator of three offshore supply vessels operating out of Houma, Louisiana. The three vessels are leased out to various oil and gas industry participants operating in the Gulf of Mexico. Freedom Marine's business were significantly impacted by the 2010 Gulf of Mexico oil spill. Offshore activity levels remain depressed and the company has been EBITDA negative since October 2010.

          Based upon an analysis of the liquidation value of the vessels and the enterprise value of Freedom Marine, our Board of Directors determined the fair value of our investment in Freedom Marine to be $3,079 at June 30, 2011, a reduction of $8,224 from its amortized cost, compared to the $6,457 unrealized loss recorded at June 30, 2010.

  Gas Solutions Holdings, Inc.

          GSHI is an investment that we completed in September 2004 in which we own 100% of the equity. GSHI is a midstream gathering and processing business located in east Texas. GSHI has improved its operations and experienced an increase in revenue, gross margin, and EBITDA over the past year given the increase in plant volumes and natural gas liquids prices.

          GSHI continues to focus on plant projects and seeking new opportunities to help the company grow beyond its existing footprint. On September 30, 2010, we made a follow-on secured debt investment of $4,500 to GSHI to support the acquisition of an additional gathering pipeline system in Texas.

          In April 2010, GSHI purchased a series of propane puts with strike prices of $1.00 per gallon and $0.95 per gallon covering the periods May 1, 2010, through April 30, 2011, and May 1, 2011, through April 30, 2012, respectively. GSHI hedged approximately 85% of its exposure to natural gas liquids based on plant volumes at the time of entering into the puts. In March 2011, GSHI purchased propane puts with strike prices of $0.95 per gallon covering the period May 1, 2012, through April 30, 2013, hedging approximately 100% of its exposure to natural gas liquids based on projected plant volumes. These hedges will reduce the volatility on earnings associated with lower prices of natural gas liquids without limiting the upside from higher prices, helping GSHI to continue to generate sufficient cash flow to make interest and dividend payments. GSHI has experienced a growth of approximately 34% in revenue and 40% in EBITDA when comparing 2010 results to 2009 results. GSHI has experienced a growth of approximately 36% in revenue and 60% in EBITDA when comparing results for the six months ended June 30, 2011 to June 30, 2010. As GSHI continues to fill the excess capacity at the plant, operating results will continue to improve.

          In determining the value of GSHI, we have utilized two valuation techniques to determine the value of the investment. Our Board of Directors has determined the value to be $105,406 for our debt and equity positions at June 30, 2011 based upon a combination of a discounted cash flow analysis and a public comparables analysis. At June 30, 2011 and June 30, 2010, GSHI was valued $63,403 and $55,593 above its amortized cost, respectively.

  Integrated Contract Services, Inc.

          ICS is an investment that we entered into in April 2007. Prior to January 2009, ICS owned the assets of ESA Environmental Specialists, Inc. ("ESA") and 100% of the stock of The Healing Staff ("THS"). ESA originally defaulted under our contract governing our investment in ESA, prompting us to commence foreclosure actions with respect to certain ESA assets in respect of which we have a priority lien. In response to our actions, ESA filed voluntarily for reorganization under the bankruptcy code on August 1, 2007. On September 20, 2007, the U.S. Bankruptcy Court approved a Section 363 Asset Sale from ESA to us. To complete this transaction, we contributed our ESA debt to a newly-formed entity, ICS, and provided funds for working capital on October 9, 2007. In return for the ESA debt, we received senior secured debt in ICS of equal amount to our ESA debt, preferred stock of ICS, and 49% of the ICS common stock. ICS subsequently ceased operations and assigned the collateral back to us. ICS is in default of both payment and financial covenants. During September and October 2007, we provided $1,170 to THS for working capital.

          In January 2009, we foreclosed on the real and personal property of ICS. Through this foreclosure process, we gained 100% ownership of THS and certain ESA assets. THS provides outsourced medical staffing and security staffing services to governmental and commercial enterprises. In November 2009, THS was informed that the U.S. Air Force would not exercise its option to renew its contract. THS continues to solicit new contracts to replace the revenue lost when the Air Force contract ended. As part of its strategy to recovery from the loss of the Air Force contract, in 2010 THS started a new business, Vets Securing America, Inc. ("VSA"), to provide out-sourced security guards staffed primarily using retired military veterans. During the year ended June 30, 2011, we made follow-on secured debt investments of $1,708 to support the ongoing operations of THS and VSA.

          Based upon an analysis of the liquidation value of the ESA assets and the enterprise value of THS/VSA, our Board of Directors determined the fair value of our investment in ICS to be $1,767 at June 30, 2011, a reduction of $16,453 from its amortized cost, compared to the $12,110 unrealized loss recorded at June 30, 2010.

  Iron Horse Coiled Tubing, Inc.

          Iron Horse is an investment that we completed in April 2006. Iron Horse had been a provider of coiled tubing subcontractor services prior to making a strategic decision in late 2007 to directly service natural gas and oil producers in the Western Canadian Sedimentary Basin ("WCSB") as a fracturing services provider. As a result of the business transition, the Company's 2008 financial performance declined significantly from 2007 levels. Iron Horse completed its transition from a subcontractor to a direct service provider in 2009, but natural gas prices declined to trough levels due to the recession and heightened natural gas inventory levels. Since November 2009, Iron Horse has experienced increased activity in the WCSB and is now completing wells for a diversified base of large and small producers in the WCSB.

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

          Effective January 1, 2010, we restructured our senior secured and bridge loans to Iron Horse and we reorganized Iron Horse's management structure. Our loans were replaced with three new tranches of senior secured debt and our total ownership of Iron Horse decreased to 70.4% on a fully-diluted basis. Our fully-diluted equity ownership will incrementally decrease as debt tranches are repaid. There was no change to fair value at the time of restructuring. In 2010, Iron Horse returned to profitability reporting EBITDA of over $12,000 for the year ended December 31, 2010. Revenues were up almost 500% from 2009 to 2010 and Iron Horse repaid $6,615 of this senior secured debt during the year ended June 30, 2011. These repayments decreased our ownership to 57.8% on a fully-diluted basis. As Iron Horse has shown an ability to continue to service the interest and principal payments as they come due, we returned Iron Horse to accrual status in December 2010.

          The Board of Directors increased the fair value of our investment in Iron Horse to $15,357 as of June 30, 2011, a premium of $970 above its amortized cost, compared to the $8,948 unrealized depreciation recorded at June 30, 2010.

  Manx Energy, Inc.

          On January 19, 2010, we modified the terms of our senior secured debt in Appalachian Energy Holdings LLC ("AEH") and Coalbed LLC ("Coalbed") in conjunction with the formation of Manx, a new entity consisting of the assets of AEH, Coalbed and Kinley Exploration. The assets of the three companies were combined under new common management. We funded $2,800 at closing to Manx to provide for working capital. A portion of our loans to AEH and Coalbed was exchanged for Manx preferred equity, while our AEH equity interest was converted into Manx common stock. There was no change to fair value at the time of restructuring, and we continue to fully reserve any income accrued for Manx. During the year ended June 30, 2011, we made a follow-on secured debt investments of $750 in Manx to support ongoing operations.

          The Board of Directors wrote-down the fair value of our investment in Manx to $1,312 as of June 30, 2011, a reduction of $17,707 from its amortized cost, compared to the $13,584 unrealized loss recorded at June 30, 2010.

  Yatesville Coal Holdings, Inc.

          All of our coal holdings have been consolidated under the Yatesville entity. Yatesville delivered improved operating results after the consolidation of the coal holdings, but the company mined through all of its permitted reserves by December 2008 and has not produced meaningful revenues since then. We continue to evaluate strategies for Yatesville, such as soliciting indications of interest regarding a transaction involving part or all of recoverable reserves. During the quarter ended December 31, 2009, we discontinued operations at Yatesville. At December 31, 2009, our Board of Directors determined that, consistent with the decision to discontinue operations, the impairment of Yatesville was other than temporary, and we recorded a realized loss of $51,228, which was the amount that the amortized cost exceeded the fair value at December 31, 2009. During the years ended June 30, 2011 and June 30, 2010, we made follow-on investments of $555 and $3,471, respectively, in Yatesville for professional services related to ongoing litigations. At June 30, 2011, our Board of Directors, under recommendation from senior management, has set the value of the Yatesville investment with no value, a reduction of $1,448 from its amortized cost after the recognized depreciation.

        Equity positions in the portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results. Four of our portfolio companies have experienced such volatility due to improved operating results—GSHI, Iron Horse, NRG and R-V. NRG and GSHI experienced meaningful increases in valuation during the year ended June 30, 2011, NRG due to overall industry stabilization and increased backlog resulting from a new product line, and GSHI due to improved operating results. The value of our equity position in NRG has increased to $32,403 as of June 30, 2011, a premium of $30,086 to its amortized cost, compared to the $4,714 unrealized gain recorded at June 30, 2010. The value of our equity position in GSHI has increased to $68,406 as of June 30, 2011, a premium of $63,403 to its amortized cost, compared to the $55,593 unrealized gain recorded at June 30, 2010. Eight of the other controlled investments have been valued at discounts to the original investment. Six of the control investments are valued at premiums to the original investment amounts, including Iron Horse for which our unrealized gain increased by $9,918 during the year ended June 30, 2011 due to improved operating results. Overall, at June 30, 2011, the control investments are valued at $47,771 above their amortized cost.

        We hold four affiliate investments at June 30, 2011. The affiliate investments reported strong operating results with valuations increasing for three investments—Biotronic, Boxercraft and Sport Helmets. Biotronic experienced the most meaningful increase in valuation. Biotronic completed a significant acquisition in November 2010, which is driving the operating results and the increase in the value of the investment. All affiliate investments are valued at amortized cost or higher. Overall, at June 30, 2011, affiliate investments are valued $15,504 above their amortized cost.

        With the Non-control/Non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is limited on the high side to each loan's par value, plus any prepayment premia that could be imposed. Many of the debt investments in this category have not experienced a significant change in value, as they were previously valued at or near par value. The exception to this categorization relates to investments which were acquired in the Patriot Acquisition, many of which were acquired at significant discounts to par value, and any changes in operating results or interest rates can have a significant effect on the value of such investments. H&M Oil & Gas, LLC ("H&M"), Shearer's Food's, Inc. ("Shearer's") and Stryker Energy, LLC ("Stryker"), experienced decreases in valuations due to declines in their operating results. At June 30, 2011, H&M was placed on non-accrual status due to the inability of the company to service its debt. The remaining investments did not experience significant changes in operations or valuation. During the year ended June 30, 2011, we recognized $22,084 of interest income due to purchase discount accretion from the assets acquired from Patriot. Included in the $22,084 is $4,912 of normal accretion, $12,035 of accelerated accretion resulting from the repayment of Impact Products, Label Corp and Prince, and $4,968 of accelerated accretion resulting from the recapitalization of our debt investments in Arrowhead, Copernicus, Fischbein and Northwestern. The restructured loans for Arrowhead, Copernicus, Fischbein and Northwestern were issued at market terms comparable to other industry transactions. In accordance with ASC 320-20-35 the cost basis of the new loan was recorded at par value, which precipitated the acceleration of original purchase discount from the loan repayment which was recognized as interest income.

Capitalization

        Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt currently consists of a revolving credit facility availing us of the ability to borrow debt subject to borrowing base determinations and Senior Convertible Notes which we issued in December 2010 and February 2011 and our equity capital is currently comprised entirely of common equity. The following table shows the Revolving Credit Facility and Senior Convertible Notes amounts and outstanding borrowings at June 30, 2011 and June 30, 2010:

	As of June 30, 2011		As of June 30, 2010
	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
Revolving Credit Facility	$325,000	$84,200	$210,000	$100,300
Senior Convertible Notes	$322,500	$322,500	$—	$—

        The following table shows the contractual maturity of our Revolving Credit Facility and Senior Convertible Notes at June 30, 2011:

	Payments Due By Period
	Less Than 1 Year	1 - 3 Years	More Than 3 Years
Revolving Credit Facility	$—	$84,200	$—

Senior Convertible Notes	$—	$—	$322,500

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

Revolving Credit Facility

        On June 25, 2009, we completed a first closing on an expanded $250,000 syndicated revolving credit facility (the "Facility"). The Facility included an accordion feature which allowed the Facility to accept up to an aggregate total of $250,000 of commitments for which we had $210,000 of commitments from six lenders when the Facility was renegotiated. The revolving period of the Facility extended through June 2010, with an additional one year amortization period after the completion of the revolving period.

        On June 11, 2010, we closed an extension and expansion of our revolving credit facility with a syndicate of lenders ("Syndicated Facility"). The lenders have extended current commitments of $375,000 under the Syndicated Facility as detailed in the Recent Developments. The Syndicated Facility includes an accordion feature which allows the facility to be increased to up to $400,000 of commitments in the aggregate to the extent additional or existing lenders commit to increase the commitments. We will seek to add additional lenders in order to reach the maximum size; although no assurance can be given we will be able to do so. As we make additional investments which are eligible to be pledged under the Syndicated Facility, we will generate additional availability to the extent such investments are eligible to be placed into the borrowing base. The revolving period of the Syndicated Facility extends through June 2012, with an additional one year amortization period (with distributions allowed) after the completion of the revolving period. During such one year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one year amortization period, the remaining balance will become due if required by the lenders.

        As of June 30, 2011 and June 30, 2010, we had the ability to borrow up to $255,673 and $180,678, respectively, under our Syndicated Facility based on the assets pledged as collateral at that time, of which $84,200 and $100,300 was drawn, respectively. The Syndicated Facility requires us to pledge assets as collateral in order to borrow under the credit facility. At June 30, 2011, the investments used as collateral for the Syndicated Facility had an aggregate market value of $700,321, which represents 62.8% of net assets. Prospect Capital Funding, LLC, our wholly-owned subsidiary, holds $631,915 of these investments at market value as of June 30, 2011. The release of any assets from Prospect Capital Funding, LLC requires the approval of Rabobank as facility agent.

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

Senior Convertible Notes

        On December 21, 2010, we issued $150,000 in aggregate principal amount of our 6.25% senior convertible notes due 2015 ("2010 Notes") for net proceeds following underwriting expenses of approximately $145,200. Interest on the 2010 Notes is paid semi-annually in arrears on June 15 and December 15, at a rate of 6.25% per year, commencing June 15, 2011. The 2010 Notes mature on December 15, 2015 unless converted earlier. The 2010 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at June 30, 2011 of 88.0902 and 88.0932 shares of common stock, respectively, per $1,000 principal amount of 2010 Notes, which is equivalent to a conversion price of approximately $11.35 per share of common stock, subject to adjustment in certain circumstances. The conversion rate for the 2010 Notes will be increased if monthly cash dividends paid to common shares exceed the rate of $0.101125 cents per share, subject to adjustment.

        On February 18, 2011, we issued $172,500 in aggregate principal amount of our 5.50% senior convertible notes due 2016 ("2011 Notes") for net proceeds following underwriting expenses of approximately $167,325. Interest on the 2011 Notes is paid semi-annually in arrears on February 15 and August 15, at a rate of 5.50% per year, commencing August 15, 2011. The 2011 Notes mature on August 15, 2016 unless converted earlier. The 2011 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at June 30, 2011 of 78.3699 and 78.3717 shares, respectively, of common stock per $1,000 principal amount of 2011 Notes, which is equivalent to a conversion price of approximately $12.76 per share of common stock, subject to adjustment in certain circumstances. The conversion rate for the 2011 Notes will be increased when monthly cash dividends paid to common shares exceed the rate of $0.101150 per share.

        In no event will the total number of shares of common stock issuable upon conversion exceed 96.8992 per $1,000 principal amount of the 2010 Notes (the "conversion rate cap"), except that, to the extent we receive written guidance or a no-action letter from the staff of the Securities and Exchange Commission (the "Guidance") permitting us to adjust the conversion rate in certain instances without regard to the conversion rate cap and to make the 2010 Notes convertible into certain reference property in accordance with certain reclassifications, business combinations, asset sales and corporate events by us without regard to the conversion rate cap, we will make such adjustments without regard to the conversion rate cap and will also, to the extent that we make any such adjustment without regard to the conversion rate cap pursuant to the Guidance, adjust the conversion rate cap accordingly. We will use our commercially reasonable efforts to obtain such Guidance as promptly as practicable.

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

        Upon conversion, unless a holder converts after a record date for an interest payment but prior to the corresponding interest payment date, the holder will receive a separate cash payment with respect to the Notes surrendered for conversion representing accrued and unpaid interest to, but not including the conversion date. Any such payment will be made on the settlement date applicable to the relevant conversion on the 2010 Notes and 2011 Notes (collectively, "Senior Convertible Notes").

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

        In connection with the issuance of the Senior Convertible Notes, we incurred $10,562 of fees which are being amortized over the term of the facility in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $9,845 remains to be amortized.

        During the year ended June 30, 2011, we recorded $17,598 of interest costs and amortization of financing costs as interest expense.

        During the year ended June 30, 2011, we raised $277,766 of additional equity, net of offering costs, by issuing 28,494,476 shares of our common stock below net asset value diluting shareholder value by

$0.16 per share. The following table shows the calculation of net asset value per share as of June 30, 2011 and June 30, 2010:

	As of June 30, 2011	As of June 30, 2010
Net Assets	$1,114,357	$711,424
Shares of common stock outstanding	107,606,690	69,086,862

Net asset value per share	$10.36	$10.30

        At June 30, 2011, we had 107,606,690 of our common stock issued and outstanding.

Results of Operations

        Net increase in net assets resulting from operations for the years ended June 30, 2011, 2010 and 2009 was $118,238, $19,625 and $35,104, respectively, representing $1.38, $0.33 and $1.11 per weighted average share, respectively. The primary driver of the variability in the results is the recognition of realized gains and losses and changes in unrealized gains and losses in the investment portfolio. During the year ended June 30, 2011, we experienced net unrealized and realized gains of $24,017, or approximately $0.28 per weighted average share, primarily from significant write-ups of our investments in Ajax, Biotronic GSHI, Iron Horse, NRG and Sport Helmets, and our sale of our common equity in Fischbein and Miller, for which we realized gains of $9,893 and $7,977, respectively. These instances of realized and unrealized appreciation were partially offset by unrealized depreciation in H&M, Shearer's and Stryker. During the year ended June 30, 2010, we experienced net unrealized and realized losses of $47,565 or approximately $0.80 per weighted average share due primarily due to the impairment of Yatesville (See Investment Valuations for further discussion.). The $51,228 realized loss for Yatesville was partially offset by write-ups of our investments in Ajax, Freedom Marine, H&M, Manx, NRG, and R-V. During the year ended June 30, 2009, we experienced net unrealized and realized losses of $24,059 or approximately $0.76 per weighted average share. The $41,134 realized loss for CCEHI and $21,099 unrealized write-down of our investment in Yatesville was partially offset by write-ups of our investments in GSHI and NRG.

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

Investment Income

        We generate revenue in the form of interest income on the debt securities that we own, dividend income on any common or preferred stock that we own, fees generated from the structuring of new deals. Our investments, if in the form of debt securities, will typically have a term of one to ten years and bear interest at a fixed or floating rate. To the extent achievable, we will seek to collateralize our investments by obtaining security interests in our portfolio companies' assets. We also may acquire minority or majority equity interests in our portfolio companies, which may pay cash or in-kind dividends on a recurring or otherwise negotiated basis. In addition, we may generate revenue in other forms including prepayment penalties and possibly consulting fees. Any such fees generated in connection with our investments are recognized as earned.

        Investment income, which consists of interest income, including accretion of loan origination fees and prepayment penalty fees, dividend income and other income, including settlement of net profits interests, overriding royalty interests and structuring fees, was $169,476, $114,559, and $100,481 for the years ended June 30, 2011, June 30, 2010 and June 30, 2009, respectively. During the year ended

June 30, 2011, the primary driver of the increase in investment income is the deployment of additional capital in revenue-producing assets through increased origination, for which we recognized an increase of $16,107 in structuring fee income, and $44,685 in cash and payment-in-kind interest income. This $44,685 of interest income excludes purchase discount accretion from the assets acquired from Patriot and is the result of a larger income producing investment portfolio. These increases were partially offset by a $4,650 decline in dividend income from GSHI as well as a decline, year over year, related to the one-time gain of $8,632 in the fiscal year ended June 30, 2010, recorded upon acquiring Patriot. The primary driver of the increase from the fiscal year ended June 30, 2009 to the fiscal year ended June 30, 2010 is the acquisition of additional assets from Patriot and other new investments which increased interest income for the second half of the year. This increase is partially offset by a decline in dividend income from GSHI.

        The following table describes the various components of investment income and the related levels of debt investments:

	Year Ended June 30, 2011	Year Ended June 30, 2010	Year Ended June 30, 2009
Interest income	$134,454	$86,518	$62,926
Dividend income	15,092	15,366	22,793
Other income	19,930	12,675	14,762

Total investment income	$169,476	$114,559	$100,481

Average debt principal of investments	$980,557	$615,638	$523,189

Weighted-average interest rate earned	13.7%	14.1%	12.0%

        Average interest income producing assets have increased from $523,189 for the year ended June 30, 2009 to $615,638 for the year ended June 30, 2010 and $980,557 for the year ended June 30, 2011. The average yield on interest bearing assets increased from 12.0% for the year ended June 30, 2009 to 14.1% for the year ended June 30, 2010 and 13.7% for the year ended June 30, 2011. This increase in annual returns is primarily the accelerated accretion on the assets acquired from Patriot on which we recognized $17,172 and $14,216 during the years ended June 30, 2011 and June 30, 2010, respectively. Without these adjustments, the weighted average interest rates earned on debt investments would have been 12.0% and 11.7% for the years ended June 30, 2011 and 2010, respectively. Generally, interest returns have remained relatively stable over the three year period, but we have seen a decrease in interest rates on loans issued during our fourth fiscal quarter ended June 30, 2011.

        Investment income is also generated from dividends and other income. Dividend income decreased from $15,366 for the year ended June 30, 2010 to $15,092 for the year ended June 30, 2011. The decrease in dividend income is primarily attributable to a decrease in the level of dividends received from our investment in GSHI. We received dividends from GSHI of $9,850 and $14,500 during the years ended June 30, 2011 and June 30, 2010, respectively. The decrease in dividends from GSHI is primarily the a consequence of GSHI distributing dividends in excess of their current earnings in 2009, as GSHI had accumulated excess earnings and profits available for distribution. GSHI remains profitable and has increased its EBITDA in 2010 in comparison with 2009. We anticipate that GSHI may be able to increase its dividends in the future as the result of organic growth and add-on acquisitions. This decrease was offset by a $4,178 increase in dividends received from American Gilsonite and NRG during the year ended June 30, 2011.

        Other income has come primarily from structuring fees, overriding royalty interests, and settlement of net profits interests. Comparing the year ended June 30, 2010 to the year ended June 30, 2011, income from other sources, excluding the $8,632 gain on the Patriot acquisition, increased from $4,043 to $19,930. This $15,887 increase is primarily due to $18,494 of structuring fees recognized during the year ended June 30, 2011 primarily from the AIRMALL, CAS, CRT, Progrexion, Safe-Guard, Springs

Window and NMMB originations, in comparison to $2,388 of structuring fees recognized during the year ended June 30, 2010.

        Comparing the year ended June 30, 2009 to the year ended June 30, 2010, income from other sources, excluding the $8,632 gain on the Patriot acquisition, decreased from $14,762 to $4,043. This decrease in other income is largely due to the settlement of our net profit interests in IEC/ARS for $12,576 during the year ended June 30, 2009. During the year ended June 30, 2009, structuring fees of $1,274 were received primarily related to Biotronic and GSHI, in comparison to $2,388 of structuring fees recognized during the year ended June 30, 2010.

Operating Expenses

        Our primary operating expenses consist of investment advisory fees (base and incentive fees), credit facility costs, legal and professional fees and other operating and overhead-related expenses. These expenses include our allocable portion of overhead under the Administration Agreement with Prospect Administration under which Prospect Administration provides administrative services and facilities for us. Our investment advisory fees compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions in accordance with our Administration Agreement with Prospect Administration. Operating expenses were $75,255, $47,369 and $41,318 for the years ended June 30, 2011, June 30, 2010 and June 30, 2009, respectively.

        The base investment advisory expenses were $22,496, $13,929 and $11,915 for the years ended June 30, 2011, June 30, 2010 and June 30, 2009, respectively. These increases are directly related to our growth in total assets. $23,555, $16,798 and $14,790 in income incentive fees were earned for the years ended June 30, 2011, June 30, 2010 and June 30, 2009, respectively. The increases have occurred as net interest income has increased due primarily to an increase in the asset base. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.

        During the years ended June 30, 2011, June 30, 2010 and June 30, 2009, we incurred $17,598, $8,382 and $6,161, respectively, of expenses related to our Syndicated Facility and Senior Convertible Notes. These expenses are related directly to the leveraging capacity put into place for each of those years and the levels of indebtedness actually undertaken in those years. The table below describes the various expenses of our Syndicated Facility and Senior Convertible Notes and the related indicators of leveraging capacity and indebtedness during these years.

	Year Ended June 30, 2011	Year Ended June 30, 2010	Year Ended June 30, 2009
Interest expense	$9,861	$1,338	$5,075
Amortization of deferred financing costs	5,366	5,297	759
Commitment and other fees	2,371	1,747	327

Total	$17,598	$8,382	$6,161

Weighted average debt outstanding	$176,277	$23,147	$132,013
Weighted average interest rate	5.59%	5.78%	3.84%
Facility amount at beginning of year	$210,000	$175,000	$200,000

        The increase in interest expense for the year ended June 30, 2011 is due to the issuance of Senior Convertible Notes on December 21, 2010 and February 18, 2011 for which we incurred $8,374 of interest expense. The increase in our interest rate incurred for the year ended June 30, 2010 is primarily due to an increase of 150 basis points in our borrowing rate effective June 25, 2009 and the concurrent introduction of a Libor floor at 200 basis points. This increase was partially amended on June 11, 2010 with the closing of our current facility. The borrowing rate and Libor floor decreased by 75 basis points and 100 basis points, respectively.

        As our asset base has grown and we have added complexity to our capital raising activities, due, in part, to our assumption of the sub-administration role from Vastardis Fund Services LLC ("Vastardis"), we have commensurately increased the size of our administrative and financial staff, accounting for a significant increase in the overhead allocation from Prospect Administration. Over the last two years, Prospect Administration has increased staffing levels along with costs passed through. The allocation of overhead expense from Prospect Administration were $2,856, $3,361 and $4,979 for the years ended June 30, 2009, 2010 and 2011, respectively. As our portfolio continues to grow, we expect to continue to increase the size of our administrative and financial staff on a basis that provides increasing returns to scale. However, initial investments in administrative and financial staff may not provide returns to scale immediately, perhaps not until the portfolio increases to a greater size. Other allocated expenses from Prospect Administration will continue to increase along with the increase in staffing and asset base.

        Total operating expenses, net of management fees, interest costs and allocation of overhead from Prospect Administration ("Other Operating Expenses"), were $6,627, $4,899 and $5,596 for the years ended June 30, 2011, 2010 and 2009, respectively. The increase in Other Operating Expenses during the year ended June 30, 2011 when compared to the year ended June 30, 2010 is primarily the result of a $1,058 increase in costs expensed in connection with abandoned originations and portfolio company acquisitions, an $818 increase in administrative expenses incurred to support of our growing portfolio and a $589 increase in unreimbursed legal and consulting fees incurred related to the management of loans. These increases were offset by the non-recurrence of the costs incurred in connection with the merger discussions with Allied Capital Corporation ("Allied") expensed in the 2010 period. The decrease in Other Operating Expenses during the year ended June 30, 2010 when compared to the year ended June 30, 2009 is primarily the result operating efficiencies realized upon the termination of the sub-administration agreement and no excise taxes being paid in 2010 offset by the costs incurred in connection with merger discussions with Allied expensed in the 2010 period.

Net Investment Income

        Net investment income represents the difference between investment income and operating expenses. Our net investment income was $94,221, $67,190 and $59,163 for the years ended June 30, 2011, June 30, 2010 and June 30, 2009, respectively, or $1.10 per share, $1.13 per share and $1.87 per share, respectively. The $27,031 increase for the year ended June 30, 2011 is primarily due to increases of $47,936 and $7,255 in interest income and other income, respectively, due to the increased size of our portfolio for which we have recognized additional interest income and structuring fees. The $27,031 increase is offset by an increase in operating expenses of $27,886, primarily due to a $15,324 increase in advisory fees due to the growing size of our portfolio and related income, and $9,216 of additional interest and credit facility expenses. The per share decrease for the year ended June 30, 2011 is primarily due to a decrease in dividends from existing equity investments along with new equity investments in the portfolio which have not yet declared any dividends and the non-recurring nature of the gain from the Patriot Acquisition during the year ended June 30, 2010 offset by an increase in structuring fees collected in the fiscal year ended June 30, 2011.

        The $8,027 increase in net investment income for the year ended June 30, 2010 in comparison to the year ended June 30, 2009 is primarily due to an increase in investment income of $14,078. This $14,078 is due to a $23,592 increase in interest income offset by decreases in dividend income from GSHI and other income. Income from other sources, excluding the $8,632 gain on the Patriot acquisition, decreased from $14,762 to $4,043. This decrease in other income is largely due to the settlement of our net profit interests in IEC/ARS for $12,576 during the year ended June 30, 2009. The per share decrease for the year ended June 30, 2010 is primarily result of our increasing our asset mix in financings with private equity sponsors. We believe that such financings offer less risk, and consequently lower yields, due, in part, to lesser risk to our capital resulting from larger equity at risk underneath our capital.

Net Realized Gains (Losses), Increase (Decrease) in Net Assets from Net Changes in Unrealized Appreciation/Depreciation

        Net realized gains (losses) were $16,465, ($51,545) and ($39,078) for the years ended June 30, 2011, June 30, 2010 and June 30, 2009, respectively. The net realized gain for the year ended June 30, 2011 was due primarily to gains from the sales of our common equity in Fischbein and Miller of $9,893 and $7,977, respectively. The net realized loss of $51,545 for the year ended June 30, 2010 was due primarily to the impairment of Yatesville. (See Investment Valuations for further discussion.) On June 30, 2009, we determined that the impairment of the CCEHI investment was other than temporarily impaired and recognized a realized loss of $41,134 for the amount by which the amortized cost exceeded the current fair value. This loss was partially offset by realized gains of $423 and $1,641 from sales of the Arctic warrants and Deep Down, Inc. ("Deep Down") common stock, respectively.

        Net increase in net assets from changes in unrealized appreciation was $7,552, $3,980 and $15,019 for the years ended June 30, 2011, June 30, 2010 and June 30, 2009, respectively, or $0.09 per share, $0.07 per share and $0.48 per share, respectively. For the year ended June 30, 2011, the $7,552 increase in net assets from the net change in unrealized appreciation was driven by significant write-ups of $54,916 related to our investments in Ajax, Biotronic, GSHI, Iron Horse, NRG and Sport Helmets. These instances of unrealized appreciation were partially offset by unrealized depreciation of approximately $35,689 related to our investments in H&M, ICS, Manx, Shearer's, Stryker, and $10,840 related to the repayment of Prince. For the year ended June 30, 2010, the net unrealized appreciation was driven by $25,184 of write-ups in our investments in Fischbein, GSHI, Prince, Shearer's, and RMC, and by the disposition of previously written-down investment in Yatesville mentioned above with an unrealized net appreciation of $35,471, which, in turn, were offset by $56,954 of write-downs in our investments in Deb Shops, Inc. ("Deb Shops"), Freedom Marine, H&M, Manx, NRG, R-V and Wind River Resources Corp. and Wind River II Corp. For the year ended June 30, 2009, the net unrealized appreciation was driven by significant write-ups of our investments in American Gilsonite, GSHI, NRG, R-V, Shearer's and Stryker, and by the disposition of previously written-down investment in CCEI mentioned above, which, in turn, were offset by significant write-downs our investments in Ajax, AEH, Conquest Cherokee, LLC, Deb Shops, Iron Horse and Yatesville as well as the elimination of the unrealized appreciation resulting from the sale of Deep Down mentioned above.

Financial Condition, Liquidity and Capital Resources

        For the years ended June 30, 2011, June 30, 2010 and Jun 30, 2009, our operating activities (used) provided ($581,609), $54,838 and ($74,000) of cash, respectively. Investing activities used $106,586 for the acquisition of Patriot for the year ended June 30, 2010. There were no investing activities for the years ended June 30, 2011 and June 30, 2009. Financing activities provided cash flows of $582,020, $42,887 and $83,387 for the years ended June 30, 2011, June 30, 2010 and June 30, 2009, respectively. Dividends paid were $91,247, $82,908 and $43,257 for the years ended June 30, 2011, June 30, 2010 and June 30, 2009, respectively.

        Our primary uses of funds have been to continue to invest in our investments in portfolio companies, to add new companies to our investment portfolio, acquire Patriot, repay outstanding borrowings and to make cash distributions to holders of our common stock.

        Our primary sources of funds have been issuances of debt and equity. We have and may continue to fund a portion of our cash needs through borrowings from banks, issuances of senior securities or secondary offerings. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the year ended June 30, 2011, we borrowed $465,900 and made repayments totaling $482,000 under our revolving credit facility. As of June 30, 2011, we had $84,200 outstanding borrowings on our revolving credit facility and $322,500 outstanding on our Senior Convertible notes (See Note 6 to our consolidated financial statements).

        On March 16, 2011, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $547,000 of additional equity securities as of June 30, 2011.

        Over the past three years, we have been active in completing public and private stock offerings.

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

        On March 17, 2010, we established an at-the-market program through which we could sell, from time to time and at our discretion, 8,000,000 shares of our common stock. Through this program we issued 5,251,400 shares of our common stock at an average price of $11.50 per share, raising $60,378 of gross proceeds, from March 23, 2010 through June 30, 2010 and $26,799 from July 1, 2010 to July 21, 2010.

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

        On September 24, 2010, we established a third at-the-market program, as we had sold all the shares authorized in the preceding at-the-market programs, through which we could sell, from time to time and at our discretion, 6,000,000 shares of our common stock. We engaged three broker-dealers to act as potential agents and sell our common stock directly into the market over a period of time. We currently pay a 2% commission to the broker-dealer on shares sold. Through this program we issued 302,400 shares of our common stock at an average price of $9.87 per share, raising $2,986 of gross proceeds, from September 29, 2010 through September 30, 2010. During the period from October 1, 2010 to November 3, 2010, we continued this program and issued an additional 4,929,556 shares of our common stock at an average price of $9.86 per share, raising $48,611 of gross proceeds.

        On November 10, 2010, we established a fourth at-the-market program, through which we could sell, from time to time and at our discretion, 9,750,000 shares of our common stock. We engaged four broker-dealers to act as potential agents and sell our common stock directly into the market over a period of time. We pay a 2% commission to the broker-dealer on shares sold. Through this program we issued 4,513,920 shares of our common stock at an average price of $10.00 per share, raising $45,147 of gross proceeds, from November 16, 2010 through December 15, 2010.

        On April 7, 2011, we completed a public stock offering for 9,000,000 shares of our common stock raising $102,600 of gross proceeds.

        On June 24, 2011, we completed a public stock offering for 10,000,000 shares of our common stock at $10.15 per share, raising $101,500 of gross proceeds.

        Our Board of Directors, pursuant to the Maryland General Corporation Law, executed Articles of Amendment to increase the number of shares authorized for issuance from 100,000,000 to 200,000,000 in the aggregate. The amendment became effective August 31, 2010.

Off-Balance Sheet Arrangements

        At June 30, 2011, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than those which originate from 1) the investment advisory and management agreement and the administration agreement and 2) the portfolio companies.

Recent Developments

        On July 1, 2011, we made a senior secured follow-on investment of $2,500 in Boxercraft to support the acquisition of Jones & Mitchell, a supplier of college-licensed apparel.

        On July 8, 2011, we made a secured senior lien investment of $39,000 to support the recapitalization of Totes Isotoner Corporation.

        On July 11, 2011, we announced an increase to our credit facility of $50,000 to $375,000 raising the total commitments in the aggregate.

        On July 18, 2011, we issued 1,500,000 shares in connection with the exercise of an overallotment option granted with the June 21, 2011 offering of 10,000,000 shares which were delivered June 24, 2011, raising an additional $15,225 of gross proceeds and $15,060 of net proceeds.

        On July 22, 2011, we issued 102,890 shares of our common stock in connection with the dividend reinvestment plan.

        On August 5, 2011, we made a senior secured follow-on investment of $3,850 in ROM to support the acquisition of Havis Lighting Solutions, a supplier of products primarily used by emergency response and police vehicles.

        On August 9, 2011, we provided a $15,000 term loan to support the acquisition of Nobel Learning Communities, Inc., a leading national operator of private schools.

        On August 9, 2011, we made an investment of $32,116 to purchase 66% of the unrated subordinated notes in Babson CLO Ltd. 2011-I.

        On August 24, 2011, we announced the declaration of monthly dividends in the following amounts and with the following dates:

  •
  $0.101325 per share for September 2011 to holders of record on September 30, 2011 with a payment date of October 25, 2011; and

  •
  $0.101350 per share for October 2011 to holders of record on October 31, 2011 with a payment date of November 22, 2011.

        On August 24, 2011, our Board of Directors approved a share repurchase plan under which we may repurchase up to $100,000 of our common stock at prices below our net asset value.

        On August 26, 2011, we issued 106,869 shares of our common stock in connection with the dividend reinvestment plan.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially. In addition to the discussion below, our critical accounting policies are further described in the notes to the financial statements.

Basis of Consolidation

        Under the 1940 Act rules, the regulations pursuant to Article 6 of Regulation S-X, and the American Institute of Certified Public Accountants' Audit and Accounting Guide for Investment Companies, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to us. Our June 30, 2011 and June 30, 2010 financial statements include our accounts and the accounts of Prospect Capital Funding, LLC, our only wholly-owned, closely-managed subsidiary that is also an investment company. All intercompany balances and transactions have been eliminated in consolidation.

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

        Effective July 1, 2008, we adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC" or "Codification") 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.

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

        In April 2009, the FASB issued ASC 820-10-65, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("ASC 820-10-65"). This update provides further clarification for ASC 820 in markets that are not active and provides additional guidance for determining when the volume of trading level of activity for an asset or liability has significantly decreased and for identifying circumstances that indicate a transaction is not orderly. ASC 820-10-65 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of ASC 820-10-65 for year ended June 30, 2011, did not have any effect on our net asset value, financial position or results of operations as there was no change to the fair value measurement principles set forth in ASC 820.

        In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements ("ASC 2010-06"). ASU 2010-06 amends ASC 820-10 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers' disclosures about postretirement benefit plan assets. ASU 2010-06 is effective December 15, 2009, except for the disclosure about purchase, sales, issuances and settlements in the roll forward of activity in level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 (or July 1, 2011 for us) and for interim periods within those fiscal years. We do not believe that the adoption of the amended guidance in ASC 820-10 will have a significant effect on our financial statements.

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

        If we do not distribute at least 98% of our annual income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceeds the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income.

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

        We adopted FASB ASC 740, Income Taxes ("ASC 740"). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Adoption of ASC 740 was applied to all open tax years as of July 1, 2007. The adoption of ASC 740 did not have an effect on our net asset value, financial condition or results of operations as there was no liability for unrecognized tax benefits and no change to our beginning net asset value. As of June 30, 2011 and for the year then ended, we did not have a liability for any unrecognized tax benefits. Management's determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

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

        Loans are placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management's judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management's judgment, are likely to remain current. As of June 30, 2011, approximately 4.8% of our net assets are in non-accrual status.

        Dividend income is recorded on the ex-dividend date.

        Structuring fees and similar fees are recognized as income as earned, usually when paid. Structuring fees, excess deal deposits, net profits interests and overriding royalty interests are included in other income.

Dividends and Distributions

        Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a dividend or distribution is approved by our Board of Directors each quarter and is generally based upon our management's estimate of our earnings for the quarter. Net realized capital gains, if any, are distributed at least annually.

Financing Costs

        We record origination expenses related to our credit facility and the Senior Convertible Notes as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method for our revolving credit facility and the effective interest method for our Senior Convertible Notes, over the respective expected life.

        We record registration expenses related to shelf filings as prepaid assets. These expenses consist principally of Securities and Exchange Commission ("SEC") registration fees, legal fees and accounting fees incurred. These prepaid assets will be charged to capital upon the receipt of an equity offering proceeds or charged to expense if no offering completed.

Guarantees and Indemnification Agreements

        We follow ASC 460, Guarantees ("ASC 460"). ASC 460 elaborates on the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, for those guarantees that are covered by ASC 460, the fair value of the obligation undertaken in issuing certain guarantees.

Per Share Information

        Net increase or decrease in net assets resulting from operations per common share are calculated using the weighted average number of common shares outstanding for the period presented. In accordance with ASC 946, Financial Services—Investment Companies, convertible securities are not considered in the calculation of net assets per share.

Recent Accounting Pronouncements

        In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements ("ASC 2010-06"). ASU 2010-06 amends ASC 820-10 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers' disclosures about postretirement benefit plan assets. ASU 2010-06 is effective December 15, 2009, except for the disclosure about purchase, sales, issuances and settlements in the roll forward of activity in level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 (or July 1, 2011 for us) and for interim periods within those fiscal years. We do not believe that the adoption of the amended guidance in ASC 820-10 will have a significant effect on our financial statements.

        In February 2011, the FASB issued Accounting Standards Update 2011-02, Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring ("ASU 2011-02"). ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 provides guidance to clarify whether the creditor has granted a concession and whether a debtor is experiencing financial difficulties. The new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption or July 1, 2011 for us. We do not believe that the adoption of the amended guidance in ASU 2011-02 will have a significant effect on our financial statements.

        In May 2011, the FASB issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). ASU 2011-04 amends Accounting Standards Codification Topic 820, "Fair Value Measurements" ("ASC 820") by: (1) clarifying that the highest-and-best-use and valuation-premise concepts only apply to measuring the fair value of non-financial assets; (2) allowing a reporting entity to measure the fair value of the net asset or net liability position in a manner consistent with how market participants would price the net risk position, if certain criteria are met; (3) providing a framework for considering whether a premium or discount can be applied in a fair value measurement; (4) providing that the fair value of an instrument classified in a reporting entity's shareholders' equity is estimated from the perspective of a market participant that holds the identical item as an asset; and (5) expanding the qualitative and quantitative fair value disclosure requirements. The expanded disclosures include, for Level 3 items, a description of the valuation process and a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs if a change in those inputs would result in a significantly different fair value measurement. ASU 2011-4 also requires disclosures about the highest-and-best-use of a non-financial asset when this use differs from the asset's current use and the reasons for such a difference. In addition, this ASU amends Accounting Standards Codification 820, "Fair Value Measurements," to require disclosures to include any transfers between Level 1 and Level 2 of the fair value hierarchy. These amendments are effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years. The amendments of ASU 2011-04, when adopted, are not expected to have a material impact on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        We are subject to financial market risks, including changes in interest rates and equity price risk. Some of the loans in our portfolio have floating interest rates.

        We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the twelve months ended June 30, 2011, we did not engage in hedging activities.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Prospect Capital Corporation
New York, New York

        We have audited the accompanying consolidated statements of assets and liabilities of Prospect Capital Corporation, including the schedule of investments, as of June 30, 2011 and 2010, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended June 30, 2011, and the financial highlights for each of the periods presented. These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

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

        In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Prospect Capital Corporation at June 30, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2011, and the financial highlights for each of the periods presented in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Prospect Capital Corporation's internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 29, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

BDO USA, LLP
New York, New York
August 29, 2011

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

	June 30, 2011	June 30, 2010
Assets (Note 5)
Investments at fair value:
Control investments (net cost of $262,301 and $185,720, respectively)	$310,072	$195,958
Affiliate investments (net cost of $56,833 and $65,082, respectively)	72,337	73,740
Non-control/Non-affiliate investments (net cost of $1,116,601 and $477,957, respectively)	1,080,601	478,785

Total investments at fair value (net cost of $1,435,734 and $728,759, respectively, Note 4)	1,463,010	748,483

Investments in money market funds	59,903	68,871
Cash	1,492	1,081
Receivables for:
Interest, net	9,269	5,356
Dividends	—	1
Other	267	419
Prepaid expenses	101	371
Deferred financing costs	15,275	7,579
Other assets	—	534

Total Assets	1,549,317	832,695

Liabilities
Credit facility payable (Note 5)	84,200	100,300
Senior convertible notes (Note 6)	322,500	—
Dividends payable	10,895	6,909
Due to Prospect Administration (Note 10)	212	294
Due to Prospect Capital Management (Note 10)	7,706	9,006
Accrued expenses	5,876	4,057
Other liabilities	3,571	705

Total Liabilities	434,960	121,271

Net Assets (Note 3)	$1,114,357	$711,424

Components of Net Assets
Common stock, par value $0.001 per share (200,000,000 and 100,000,000 common shares authorized, respectively; 107,606,690 and 69,086,862 issued and outstanding, respectively) (Note 7)	$108	$69
Paid-in capital in excess of par (Note 7)	1,196,741	805,918
Distributions in excess of net investment income	(21,638)	(9,692)
Accumulated realized losses on investments	(88,130)	(104,595)
Unrealized appreciation on investments	27,276	19,724

Net Assets (Note 3)	$1,114,357	$711,424

Net Asset Value Per Share	$10.36	$10.30

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended
	June 30, 2011	June 30, 2010	June 30, 2009
Investment Income
Interest income: (Note 4)
Control investments (Net of foreign withholding tax of $0, $19, and $166, respectively)	$21,747	$17,218	$19,281
Affiliate investments	11,307	7,957	3,039
Non-control/Non-affiliate investments	101,400	61,343	40,606

Total interest income	134,454	86,518	62,926

Dividend income:
Control investments	13,569	14,860	22,468
Non-control/Non-affiliate investments	1,507	474	—
Money market funds	16	32	325

Total dividend income	15,092	15,366	22,793

Other income: (Note 8)
Control investments	2,829	261	1,249
Affiliate investments	190	169	—
Non-control/Non-affiliate investments	16,911	3,613	13,513
Gain on Patriot acquisition (Note 3)	—	8,632	—

Total other income	19,930	12,675	14,762

Total Investment Income	169,476	114,559	100,481

Operating Expenses
Investment advisory fees:
Base management fee (Note 10)	22,496	13,929	11,915
Income incentive fee (Note 10)	23,555	16,798	14,790

Total investment advisory fees	46,051	30,727	26,705

Interest and credit facility expenses	17,598	8,382	6,161
Sub-administration fees	—	—	846
Legal fees	1,062	702	947
Valuation services	992	734	705
Audit, compliance and tax related fees	876	981	1,015
Allocation of overhead from Prospect Administration (Note 10)	4,979	3,361	2,856
Insurance expense	285	254	246
Directors' fees	255	255	269
Potential merger expenses (Note 11)	—	852	—
Other general and administrative expenses	3,157	1,121	1,035
Excise taxes	—	—	533

Total Operating Expenses	75,255	47,369	41,318

Net Investment Income	94,221	67,190	59,163

Net realized gain (loss) on investments (Note 4)	16,465	(51,545)	(39,078)
Net change in unrealized appreciation on investments (Note 4)	7,552	3,980	15,019

Net Increase in Net Assets Resulting from Operations	$118,238	$19,625	$35,104

Net increase in net assets resulting from operations per share: (Note 9 and Note 14)	$1.38	$0.33	$1.11

Weighted average shares of common stock outstanding:	85,978,757	59,429,222	31,559,905

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share data)

	Year Ended
	June 30, 2011	June 30, 2010	June 30, 2009
Increase in Net Assets from Operations:
Net investment income	$94,221	$67,190	$59,163
Net gain (loss) on investments	16,465	(51,545)	(39,078)
Net change in unrealized appreciation on investments	7,552	3,980	15,019

Net Increase in Net Assets Resulting from Operations	118,238	19,625	35,104

Dividends to Shareholders	(106,167)	(101,034)	(36,519)

Capital Share Transactions:
Net proceeds from capital shares sold	381,316	158,002	100,304
Less: Offering costs of public share offerings	(1,388)	(1,781)	(1,023)
Fair value of equity issued in conjunction with Patriot acquisition	—	92,800	—
Reinvestment of dividends	10,934	11,216	5,107

Net Increase in Net Assets Resulting from Capital Share Transactions	390,862	260,237	104,388

Total Increase in Net Assets:	402,933	178,828	102,973
Net assets at beginning of year	711,424	532,596	429,623

Net Assets at End of Year	$1,114,357	$711,424	$532,596

Capital Share Activity:
Shares sold	37,494,476	16,683,197	12,942,500
Shares issued for Patriot acquisition	—	8,444,068	—
Shares issued through reinvestment of dividends	1,025,352	1,016,513	480,205

Net increase in capital share activity	38,519,828	26,143,778	13,422,705
Shares outstanding at beginning of year	69,086,862	42,943,084	29,520,379

Shares Outstanding at End of Year	107,606,690	69,086,862	42,943,084

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share data)

	Year Ended
	June 30, 2011	June 30, 2010	June 30, 2009
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$118,238	$19,625	$35,104
Net realized (gain) loss on investments	(16,465)	51,545	39,078
Net change in unrealized appreciation on investments	(7,552)	(3,980)	(15,019)
Accretion of purchase discount on investments	(23,035)	(20,313)	(2,399)
Amortization of deferred financing costs	5,365	5,297	759
Gain on Patriot acquisition (Note 3)	—	(8,632)	—
Change in operating assets and liabilities:
Payments for purchases of investments	(943,703)	(150,108)	(96,144)
Payment-in-kind interest	(9,634)	(7,554)	(2,161)
Proceeds from sale of investments and collection of investment principal	285,862	136,221	27,007
Purchases of cash equivalents	—	(199,997)	(39,999)
Sales of cash equivalents	—	199,997	39,999
Net decrease (increase) of investments in money market funds	8,968	29,864	(65,735)
(Increase) decrease in interest receivable, net	(3,913)	530	532
Decrease in dividends receivable	1	27	4,220
Decrease in loan principal receivable	—	—	71
Decrease (increase) in other receivables	152	152	(4)
Decrease (increase) in prepaid expenses	270	(268)	205
Decrease in due from Prospect Administration	—	1,500	—
Decrease (increase) in other assets	534	(534)	—
(Decrease) increase in due to Prospect Administration	(82)	(548)	147
(Decrease) increase in due to Prospect Capital Management	(1,300)	3,135	(75)
Increase (decrease) in accrued expenses	1,819	(1,291)	1,277
Increase (decrease) in other liabilities	2,866	170	(863)

Net Cash (Used In) Provided By Operating Activities:	(581,609)	54,838	(74,000)

Cash Flows from Investing Activities:
Acquisition of Patriot, net of cash acquired (Note 3)	—	(106,586)	—

Net Cash Used In Investing Activities:	—	(106,586)	—

Cash Flows from Financing Activities:
Borrowings under Senior Convertible Notes (Note 6)	322,500	—	—
Borrowings under credit facility	465,900	244,100	100,157
Payments under credit facility	(482,000)	(268,600)	(66,524)
Financing costs paid and deferred	(13,061)	(5,925)	(6,270)
Net proceeds from issuance of common stock	381,316	158,001	100,304
Offering costs from issuance of common stock	(1,388)	(1,781)	(1,023)
Dividends paid	(91,247)	(82,908)	(43,257)

Net Cash Provided By Financing Activities:	582,020	42,887	83,387

Total Increase (Decrease) in Cash	411	(8,861)	9,387
Cash balance at beginning of year	1,081	9,942	555

Cash Balance at End of Year	$1,492	$1,081	$9,942

Cash Paid For Interest	$6,101	$1,444	$5,014

Non-Cash Financing Activity:

Amount of shares issued in connection with dividend reinvestment plan	$10,934	$11,216	$5,107

Fair value of shares issued in conjunction with the Patriot Acquisition	$—	$92,800	$—

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2011 and June 30, 2010

(in thousands, except share data)

			June 30, 2011
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
LEVEL 3 PORTFOLIO INVESTMENTS:
Control Investments (25.00% or greater of voting control)
AIRMALL USA, Inc(28)	Pennsylvania / Property Management	Senior Secured Term Loan (12.00%, due 6/30/2015)(3)(4)	$30,000	$30,000	$30,000	2.7%
		Senior Subordinated Term Loan (12.00% plus 6.00% PIK, due 12/31/2015)	12,500	12,500	12,500	1.1%
		Convertible Preferred Stock (9,919.684 shares)		9,920	9,226	0.8%
		Common Stock (100 shares)		—	—	0.0%

				52,420	51,726	4.6%

Ajax Rolled Ring & Machine, Inc.	South Carolina / Manufacturing	Senior Secured Note—Tranche A (10.50%, due 4/01/2013)(3)(4)	20,607	20,607	20,607	1.8%
		Subordinated Secured Note—Tranche B (11.50% plus 6.00% PIK, due 4/01/2013)(3)(4)	15,035	15,035	13,270	1.2%
		Convertible Preferred Stock—Series A (6,142.6 shares)		6,057	—	0.0%
		Unrestricted Common Stock (6 shares)		—	—	0.0%

				41,699	33,877	3.0%

AWCNC, LLC(20)	North Carolina / Machinery	Members Units—Class A (1,800,000 units)		—	—	0.0%
		Members Units—Class B-1 (1 unit)		—	—	0.0%
		Members Units—Class B-2 (7,999,999 units)		—	—	0.0%

				—	—	0.0%

Borga, Inc.	California / Manufacturing	Revolving Line of Credit—$1,000 Commitment (5.00% plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)(4)(26)	1,000	945	1,000	0.1%
		Senior Secured Term Loan B (8.50% plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)(4)	1,612	1,500	691	0.1%
		Senior Secured Term Loan C (12.00% plus 4.00% PIK plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)	8,980	706	—	0.0%
		Common Stock (100 shares)(22)		—	—	0.0%
		Warrants (33,750 warrants)(22)		—	—	0.0%

				3,151	1,691	0.2%

C&J Cladding LLC	Texas / Metal Services and Minerals	Membership Interest (400 units)(23)		580	4,699	0.4%

				580	4,699	0.4%

Change Clean Energy Holdings, Inc. ("CCEHI" or "Biomass")(5)	Maine / Biomass Power	Common Stock (1,000 shares)		2,540	—	0.0%

				2,540	—	0.0%

Freedom Marine Services LLC(21)	Louisiana / Shipping Vessels	Subordinated Secured Note (12.00% plus 4.00% PIK, in non-accrual status effective 10/1/2010, due 12/31/2011)(4)	11,674	11,303	3,079	0.3%
		Net Profits Interest (22.50% payable on equity distributions)(7)		—	—	0.0%

				11,303	3,079	0.3%

Gas Solutions Holdings, Inc.(8)(3)	Texas / Gas Gathering and Processing	Senior Secured Note (18.00%, due 12/11/2016)	25,000	25,000	25,000	2.2%
		Junior Secured Note (18.00%, due 12/12/2016)	12,000	12,000	12,000	1.1%
		Common Stock (100 shares)		5,003	68,406	6.2%

				42,003	105,406	9.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2011 and June 30, 2010

(in thousands, except share data)

			June 30, 2011
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
LEVEL 3 PORTFOLIO INVESTMENTS:
Control Investments (25.00% or greater of voting control)
Integrated Contract Services, Inc.(9)	North Carolina / Contracting	Secured Promissory Notes (15.00%, in non-accrual status effective 12/22/2010, due 3/21/2012—4/10/2013)(10)	$1,708	$1,708	$1,708	0.2%
		Senior Demand Note (15.00%, in non-accrual status effective 11/1/2010, past due)(10)	1,170	1,170	59	0.0%
		Senior Secured Note (7.00% plus 7.00% PIK plus 6.00% default interest, in non-accrual status effective 10/09/2007, past due)	960	660	—	0.0%
		Junior Secured Note (7.00% plus 7.00% PIK plus 6.00% default interest, in non-accrual status effective 10/09/2007, past due)	14,003	14,003	—	0.0%
		Preferred Stock—Series A (10 shares)		—	—	0.0%
		Common Stock (49 shares)		679	—	0.0%

				18,220	1,767	0.2%

Iron Horse Coiled Tubing, Inc.(24)	Alberta, Canada / Production Services	Senior Secured Tranche 2 (Zero Coupon, due 1/1/2016)	2,338	2,338	2,186	0.2%
		Senior Secured Tranche 3 (2.00%, due 1/1/2016)	12,000	11,781	11,514	1.0%
		Common Stock (3,821 shares)		268	1,657	0.2%

				14,387	15,357	1.4%

Manx Energy, Inc. ("Manx")(12)	Kansas / Oil & Gas Production	Appalachian Energy Holdings, LLC ("AEH")—Senior Secured Note (8.00%, in non-accrual status effective 1/19/2010, due 1/19/2013)	2,248	2,000	—	0.0%
		Coalbed, LLC—Senior Secured Note (8.00%, in non-accrual status effective 1/19/2010, due 1/19/2013)(6)	6,743	5,991	—	0.0%
		Manx—Senior Secured Note (13.00%, in non-accrual status effective 1/19/2010, due 1/19/2013)	3,550	3,550	1,312	0.1%
		Manx—Preferred Stock (6,635 shares)		6,307	—	0.0%
		Manx—Common Stock (3,416,335 shares)		1,171	—	0.0%

				19,019	1,312	0.1%

NMMB Holdings, Inc.(25)	New York / Media	Revolving Line of Credit—$3,000 Commitment (10.50%, due 5/6/2016)(4)(26)	—	—	—	0.0%
		Senior Term Loan (14.00%, due 5/6/2016)	24,250	24,250	24,250	2.2%
		Senior Subordinated Term Loan (15.00%, due 5/6/2016)	2,800	2,800	2,800	0.2%
		Series A Preferred Stock (4,400 shares)		4,400	4,400	0.4%

				31,450	31,450	2.8%

NRG Manufacturing, Inc.	Texas / Manufacturing	Senior Secured Note (16.50%, due 8/31/2011)(3)(4)	13,080	13,080	13,080	1.2%
		Common Stock (800 shares)		2,317	32,403	2.9%

				15,397	45,483	4.1%

Nupla Corporation	California / Home & Office Furnishings, Housewares & Durable	Revolving Line of Credit—$2,000 Commitment (7.25% plus 2.00% default interest, due 9/04/2012)(4)(26)	1,093	1,014	1,093	0.1%
		Senior Secured Term Loan A (8.00% plus 2.00% default interest, due 9/04/2012)(4)	4,538	902	4,538	0.4%
		Senior Subordinated Debt (15.00% PIK, in non-accrual status effective 4/01/2009, due 3/04/2013)	3,910	—	478	0.0%
		Preferred Stock—Class A (2,850 shares)		—	—	0.0%
		Preferred Stock—Class B (1,330 shares)		—	—	0.0%
		Common Stock (2,360,743 shares)		—	—	0.0%

				1,916	6,109	0.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2011 and June 30, 2010

(in thousands, except share data)

			June 30, 2011
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
LEVEL 3 PORTFOLIO INVESTMENTS:
Control Investments (25.00% or greater of voting control)
R-V Industries, Inc.	Pennsylvania / Manufacturing	Warrants (200,000 warrants, expiring 6/30/2017)		$1,682	$2,178	0.2%
		Common Stock (545,107 shares)		5,086	5,938	0.5%

				6,768	8,116	0.7%

Yatesville Coal Holdings, Inc.(11)	Kentucky / Mining, Steel, Iron and Non-Precious	Senior Secured Note (Non-accrual status effective 1/01/2009, due 12/31/2010)(4)	$1,035	1,035	—	0.0%
	Metals and Coal Production	Junior Secured Note (Non-accrual status effective 1/01/2009, due 12/31/2010)(4)	413	413	—	0.0%
		Common Stock (1,000 shares)		—	—	0.0%

				1,448	—	0.0%

		Total Control Investments		262,301	310,072	27.8%

Affiliate Investments (5.00% to 24.99% voting control)
BNN Holdings Corp., (f/k/a Biotronic NeuroNetwork)	Michigan / Healthcare	Senior Secured Note (11.50% plus 1.00% PIK, due 2/21/2013)(3)(4)	26,227	26,227	27,014	2.4%
		Preferred Stock Series A (9,925.455 shares)(13)		2,300	5,597	0.6%
		Preferred Stock Series B (1,753.64 shares)(13)		579	1,409	0.1%

				29,106	34,020	3.1%

Boxercraft Incorporated	Georgia / Textiles & Leather	Senior Secured Term Loan A (9.50%, due 9/16/2013)(3)(4)	2,710	2,423	2,674	0.2%
		Senior Secured Term Loan B (10.00%, due 9/16/2013)(3)(4)	4,753	4,025	4,722	0.4%
		Subordinated Secured Term Loan (12.00% plus 6.50% PIK, due 3/16/2014)(3)	7,727	6,483	7,766	0.8%
		Preferred Stock (1,000,000 shares)		—	470	0.0%
		Common Stock (10,000 shares)		—	—	0.0%

				12,931	15,632	1.4%

Smart, LLC(15)	New York / Diversified / Conglomerate Service	Membership Interest—Class B (1,218 units)		—	—	0.0%
		Membership Interest—Class D (1 unit)		—	—	0.0%

				—	—	0.0%

Sport Helmets Holdings, LLC(15)	New York / Personal & Nondurable Consumer	Revolving Line of Credit—$3,000 Commitment (4.00%, due 12/14/2013)(4)(26)(27)	—	—	—	0.0%
	Products	Senior Secured Term Loan A (4.00%, due 12/14/2013)(3)(4)	2,125	1,326	2,107	0.2%
		Senior Secured Term Loan B (4.50%, due 12/14/2013)(3)(4)	7,313	5,616	7,271	0.7%
		Senior Subordinated Debt—Series A (12.00% plus 3.00% PIK, due 6/14/2014)(3)	7,550	6,318	7,550	0.7%
		Senior Subordinated Debt—Series B (10.00% plus 5.00% PIK, due 6/14/2014)(3)	1,427	1,077	1,427	0.1%
		Common Stock (20,974 shares)		459	4,330	0.3%

				14,796	22,685	2.0%

		Total Affiliate Investments		56,833	72,337	6.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2011 and June 30, 2010

(in thousands, except share data)

			June 30, 2011
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
LEVEL 3 PORTFOLIO INVESTMENTS:
Non-control/Non-affiliate Investments (less than 5.00% of voting control)
ADAPCO, Inc.	Florida / Ecological	Common Stock (5,000 shares)		$141	$194	0.0%

				141	194	0.0%

Aircraft Fasteners International, LLC	California / Machinery	Revolving Line of Credit—$500 Commitment (9.50%, due 11/01/2012)(4)(26)(27)	$—	—	—	0.0%
		Senior Secured Term Loan (9.50%, due 11/01/2012)(3)(4)	3,663	3,663	3,663	0.3%
		Junior Secured Term Loan (12.00% plus 6.00% PIK, due 5/01/2013)(3)	4,900	4,900	4,900	0.5%
		Convertible Preferred Stock (32,500 units)		396	280	0.0%

				8,959	8,843	0.8%

American Gilsonite Company	Utah / Specialty Minerals	Senior Subordinated Note (12.00% plus 2.50% PIK, due 3/10/2016)(3)(4)	30,169	30,169	30,169	2.7%
		Membership Interest in AGC/PEP, LLC (99.9999%)(16)		—	4,158	0.4%

				30,169	34,327	3.1%

Arrowhead General Insurance Agency, Inc.(17)	California / Insurance	Junior Secured Term Loan (11.25%, due 9/30/2017)(4)	27,000	27,000	27,000	2.4%

				27,000	27,000	2.4%

Byrider Systems Acquisition Corp.	Indiana / Auto Finance	Senior Subordinated Notes (12.00% plus 2.00% PIK, due 11/3/2016)	25,082	25,082	25,082	2.3%

				25,082	25,082	2.3%

Caleel + Hayden, LLC(15)	Colorado / Personal & Nondurable Consumer Products	Membership Units (7,500 shares)		351	718	0.1%
		Options in Mineral Fusion Natural Brands, LLC (11,662 options)		—	—	0.0%

				351	718	0.1%

Cargo Airport Services USA, LLC.	New York / Transportation	Revolving Line of Credit—$5,000 Commitment (11.50%, due 3/31/2012)(4)(26)	4,935	4,935	4,935	0.4%
		Senior Secured Term Loan (11.50%, due 3/31/2016)(4)	52,669	52,669	53,459	4.8%
		Common Equity (1.5 units)		1,500	1,824	0.2%

				59,104	60,218	5.4%

Clearwater Seafoods LP	Canada / Food Products	Second Lien Term Loan (12.00%, due 2/4/2016)	45,000	45,000	45,000	4.0%

				45,000	45,000	4.0%

The Copernicus Group, Inc.	North Carolina / Healthcare	Revolving Line of Credit—$1,000 Commitment (8.00%, due 2/9/2016)(4)(26)	—	—	—	0.0%
		Senior Secured Term Loan A (8.00%, due 2/9/2016)(3)(4)	11,250	11,250	11,419	1.0%
		Senior Secured Term Loan B (14.00%, due 2/9/2016)(4)	11,250	11,250	11,419	1.0%
		Preferred Stock—Series A (1,000,000 shares)		67	1,227	0.2%
		Preferred Stock—Series C (212,121 shares)		212	317	0.0%

				22,779	24,382	2.2%

CRT MIDCO, LLC.	Wisconsin / Media	Revolving Line of Credit—$7,500 Commitment (10.50%, due 6/30/2012)(4)(26)	—	—	—	0.0%
		Senior Secured Term Loan (10.50%, due 6/30/2017)(4)	75,000	75,000	75,000	6.7%

				75,000	75,000	6.7%

Deb Shops, Inc.(17)	Pennsylvania / Retail	Second Lien Debt (14.00% PIK, in non-accrual status effective 2/24/2009, due 10/23/2014)	19,906	14,606	—	0.0%

				14,606	—	0.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2011 and June 30, 2010

(in thousands, except share data)

			June 30, 2011
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
LEVEL 3 PORTFOLIO INVESTMENTS:
Non-control/Non-affiliate Investments (less than 5.00% of voting control)
Diamondback Operating, LP	Oklahoma / Oil & Gas Production	Net Profits Interest (15.00% payable on Equity distributions)(7)		$—	$—	0.0%

				—	—	0.0%

Empire Today, LLC(17)	Illinois / Durable Consumer Products	Senior Secured Note (11.375%, due 2/1/2017)	$7,500	7,424	7,500	0.7%

				7,424	7,500	0.7%

Fairchild Industrial Products, Co.	North Carolina / Electronics	Preferred Stock—Class A (285.1 shares)		377	795	0.1%
		Common Stock—Class B (28 shares)		211	579	0.1%

				588	1,374	0.2%

Fischbein, LLC	North Carolina / Machinery	Senior Subordinated Debt (12.00% plus 2.00% PIK, due 10/31/2016)	3,345	3,345	3,345	0.3%
		Membership Class A (875,000 units)		875	983	0.1%

				4,220	4,328	0.4%

H&M Oil & Gas, LLC	Texas / Oil & Gas Production	Senior Secured Note (13.00% plus 3.00% PIK, in non-accrual status effective 01/01/2011, past due)(4)	60,930	60,019	38,463	3.5%
		Net Profits Interest (8.00% payable on Equity distributions)(7)		—	—	0.0%

				60,019	38,463	3.5%

Hoffmaster Group, Inc.	Wisconsin / Durable Consumer Products	Second Lien Term Loan (13.50%, due 6/2/2017)(3)	20,000	20,000	20,400	1.8%

				20,000	20,400	1.8%

Hudson Products Holdings, Inc.(17)	Texas / Manufacturing	Senior Secured Term Loan (8.50%, due 8/24/2015)(3)(4)	6,348	5,819	5,597	0.5%

				5,819	5,597	0.5%

ICON Health & Fitness, Inc(17)	Utah / Durable Consumer Products	Senior Secured Note (11.875%, due 10/15/2016)(3)	43,100	43,407	45,040	4.0%

				43,407	45,040	4.0%

IEC-Systems, LP ("IEC") /Advanced Rig Services, LLC ("ARS")	Texas / Oilfield Fabrication	IEC Senior Secured Note (12.00% plus 3.00% PIK, due 11/20/2012)(3)(4)	15,360	15,360	15,360	1.5%
		ARS Senior Secured Note (12.00% plus 3.00% PIK, due 11/20/2012)(3)(4)	7,716	7,716	7,716	0.7%

				23,076	23,076	2.2%

JHH Holdings, Inc.	Texas / Healthcare	Senior Subordinated Debt (12.00% plus 2.50% PIK, due 6/23/2016)(4)	15,439	15,439	15,439	1.5%

				15,439	15,439	1.5%

LHC Holdings Corp.	Florida / Healthcare	Revolving Line of Credit—$750 Commitment (8.50%, due 6/30/2012)(4)(26)(27)		—	—	0.0%
		Senior Secured Term Loan A (8.50%, due 6/30/2012)(3)(4)	1,052	1,052	1,041	0.1%
		Senior Subordinated Debt (12.00% plus 2.50% PIK, due 5/31/2013)(3)	4,565	4,299	4,486	0.4%
		Membership Interest (125 units)		216	219	0.0%

				5,567	5,746	0.5%

Mac & Massey Holdings, LLC	Georgia / Food Products	Senior Subordinated Debt (10.00% plus 5.75% PIK, due 2/10/2013)(3)	9,188	8,250	9,188	0.8%
		Membership Interest (250 units)		111	617	0.1%

				8,361	9,805	0.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2011 and June 30, 2010

(in thousands, except share data)

			June 30, 2011
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
LEVEL 3 PORTFOLIO INVESTMENTS:
Non-control/Non-affiliate Investments (less than 5.00% of voting control)
Maverick Healthcare, LLC	Arizona / Healthcare	Preferred Units (1,250,000 units)		$1,252	$1,623	0.1%
		Common Units (1,250,000 units)		—	—	0.0%

				1,252	1,623	0.1%

Medical Security Card Company, LLC(4)	Arizona / Healthcare	Revolving Line of Credit—$1,500 Commitment (9.50%, due 2/1/2016)(26) Preferred Units (1,250,000 units)	$—	—	—	0.0%
		Senior Secured Term Loan (11.25%, due 2/1/2016)(3)	20,500	20,500	20,500	1.8%

				20,500	20,500	1.8%

Mood Media Corporation(17)	Canada / Media	Senior Subordinated Term Loan (10.25%, due 11/6/2018)(4)	15,000	14,852	14,850	1.3%

				14,852	14,850	1.3%

New Meatco Provisions, LLC.	California / Food Products	Senior Subordinated Term Loan (12.00% plus 4.00% PIK due 4/18/2016)(4)	13,106	13,106	13,106	1.2%

				13,106	13,106	1.2%

Northwestern Management Services, LLC	Florida / Healthcare	Revolving Line of Credit—$1,500 Commitment (10.50%, due 7/30/2015)(4)(26)	—	—	—	0.0%
		Senior Secured Term Loan A (10.50%, due 7/30/2015)(3)(4)	17,369	17,369	17,369	1.5%
		Common Stock (50 shares)		371	565	0.1%

				17,740	17,934	1.6%

Out Rage, LLC(4)	Wisconsin / Durable Consumer Products	Revolving Line of Credit—$1,500 Commitment (11.0%, due 3/2/2015)(26)	—	—	—	0.0%
		Senior Secured Term Loan (11.00%, due 3/2/2015)	12,422	12,422	12,422	1.1%

				12,422	12,422	1.1%

Pinnacle Treatment Centers, Inc(4)	Pennsylvania / Healthcare	Revolving Line of Credit—$1,000 Commitment (8.0%, due 1/10/2016)(26)	250	250	250	0.0%
		Senior Secured Term Loan (11.00%, due 1/10/2016)(3)	18,763	18,763	18,763	1.7%

				19,013	19,013	1.7%

Potters Holdings II, L.P.(17)	Pennsylvania / Manufacturing	Senior Subordinated Term Loan (10.25%, due 11/6/2017)(4)	15,000	14,779	14,775	1.4%

				14,779	14,775	1.4%

Pre-Paid Legal Services, Inc(17)	Oklahoma / Consumer Services	Senior Subordinated Term Loan (11.00%, due 12/31/2016)(4)	5,000	5,000	5,000	0.4%

				5,000	5,000	0.4%

Progressive Logistics Services, LLC(3)	Georgia / Commercial Services	Senior Secured Term Loan A (8.50%, due 1/6/2016)(4)	14,625	14,625	14,625	1.3%
		Senior Secured Term Loan B (14.50%, due 1/6/2016)(4)	15,000	15,000	15,000	1.4%

				29,625	29,625	2.7%

Progrexion Holdings, Inc(29)	Utah / Consumer Services	Senior Secured Term Loan A (10.75%, due 12/31/2014)(3)(4)	35,618	35,618	35,618	3.2%
		Senior Secured Term Loan B (10.75%, due 12/31/2014)(4)	32,668	32,668	32,668	2.9%

				68,286	68,286	6.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2011 and June 30, 2010

(in thousands, except share data)

			June 30, 2011
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
LEVEL 3 PORTFOLIO INVESTMENTS:
Non-control/Non-affiliate Investments (less than 5.00% of voting control)
ROM Acquisition Corporation	Missouri / Automobile	Revolving Line of Credit—$1,750 Commitment (4.25%, due 2/08/2013)(4)(26)(27)	$—	$—	$—	0.0%
		Senior Secured Term Loan A (4.25%, due 2/08/2013)(3)(4)	2,932	2,684	2,895	0.3%
		Senior Secured Term Loan B (8.00%, due 5/08/2013)(3)(4)	7,187	7,187	7,187	0.6%
		Senior Subordinated Debt (12.00% plus 3.00% PIK due 8/08/2013)(3)	7,208	6,971	7,280	0.7%

				16,842	17,362	1.6%

Royal Adhesives & Sealants, LLC.	Indiana / Chemicals	Senior Subordinated Unsecured Term Loan (12.00% plus 2.00% PIK due 11/29/2016)	25,277	25,277	25,277	2.3%

				25,277	25,277	2.3%

SG Acquisition, Inc(4)	Georgia / Insurance	Senior Secured Term Loan A (8.50%, due 3/18/2016)	29,925	29,925	30,224	2.7%
		Senior Secured Term Loan B (14.50%, due 3/18/2016)(3)	29,925	29,925	30,224	2.7%

				59,850	60,448	5.4%

Seaton Corp.	Illinois / Business Services	Subordinated Secured (12.50% plus 2.00% PIK, due 3/14/2014)(3)(4)	6,788	6,604	6,787	0.6%

				6,604	6,787	0.6%

Shearer's Foods, Inc.	Ohio / Food Products	Junior Secured Debt (12.00% plus 3.75% PIK, due 3/31/2016)(3)(4)	36,248	36,248	36,248	3.2%
		Membership Interest in Mistral Chip Holdings, LLC—Common (2,000 units)(18)		2,000	2,562	0.2%
		Membership Interest in Mistral Chip Holdings, LLC 2—Common (595 units)(18)		1,322	762	0.1%
		Membership Interest in Mistral Chip Holdings, LLC 3—Preferred (67 units)(18)		673	674	0.1%

				40,243	40,246	3.6%

Skillsoft Public Limited Company	Ireland / Software & Computer Services	Subordinated Unsecured (11.125%, due 06/01/2018)	15,000	14,908	15,000	1.3%

				14,908	15,000	1.3%

Snacks Holding Corporation	Minnesota / Food Products	Senior Subordinated Unsecured Term Loan (12.00% plus 1.00% PIK, due 11/12/2017)	15,059	14,502	15,059	1.4%
		Series A Preferred Stock (4,021.45 shares)	—	56	55	0.0%
		Series B Preferred Stock (1,866.10 shares)	—	56	55	0.0%
		Warrant (to purchase 31,196.52 voting common shares, expires 11/12/2020)		479	472	0.0%

				15,093	15,641	1.4%

SonicWALL, Inc.	California / Software & Computer Services	Subordinated Secured (12.00%, due 1/23/2017)(3)(4)	23,000	22,982	23,000	2.1%

				22,982	23,000	2.1%

Springs Window Fashions, LLC.	Wisconsin / Durable Consumer Products	Second Lien Term Loan (11.25%, due 11/30/2017)(4)	35,000	35,000	35,000	3.1%

				35,000	35,000	3.1%

ST Products, LLC.	Pennsylvania/ Manufacturing	Senior Secured Term Loan (12.00%, due 6/16/2016)(4)	26,500	26,500	26,500	2.4%

				26,500	26,500	2.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2011 and June 30, 2010

(in thousands, except share data)

			June 30, 2011
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
LEVEL 3 PORTFOLIO INVESTMENTS:
Non-control/Non-affiliate Investments (less than 5.00% of voting control)
Stauber Performance Ingredients, Inc.	California / Food Products	Senior Secured Term Loan (10.50%, due 1/21/2016)(3)(4)	$22,700	$22,700	$22,700	2.0%

				22,700	22,700	2.0%

Stryker Energy, LLC	Ohio / Oil & Gas Production	Subordinated Secured Revolving Credit Facility—$50,300 Commitment (8.50% plus 3.75% PIK, due 12/01/2015)(3)(4)(26)	30,699	30,624	21,750	1.9%
		Overriding Royalty Interests(19)		—	2,168	0.2%

				30,624	23,918	2.1%

U.S. HealthWorks Holding Company, Inc(17)	California / Healthcare	Second Lien Term Loan (10.50%, due 6/15/2017)(4)	25,000	25,000	25,000	2.2%

				25,000	25,000	2.2%

Targus Group International, Inc(17)	California / Durable Consumer Products	First Lien Term Loan (11.00%, due 5/25/2016)(4)	24,000	23,526	24,000	2.1%

				23,526	24,000	2.1%

VPSI, Inc.	Michigan / Transportation	First Lien Senior Secured Note (12.00%, due 12/23/2015)(4)	17,646	17,646	17,646	1.6%

				17,646	17,646	1.6%

Wind River Resources Corp. and Wind River II Corp.	Utah / Oil & Gas Production	Senior Secured Note (13.00% plus 3.00% default interest on principal, 16.00% default interest on past due interest, in non-accrual status effective 12/01/2008, past due)(4)	15,000	15,000	7,230	0.6%
		Net Profits Interest (5.00% payable on Equity distributions)(7)		—	—	0.0%

				15,000	7,230	0.6%

		Total Non-control/Non-affiliate Investments (Level 3
		Investments)		1,116,481	1,080,421	97.0%

		Total Level 3 Portfolio Investments		1,435,615	1,462,830	131.3%

LEVEL 1 PORTFOLIO INVESTMENTS:
Non-control/Non-affiliate Investments (less than 5.00% of voting control)
Allied Defense Group, Inc.	Virginia / Aerospace & Defense	Common Stock (10,000 shares)		56	35	0.0%

				56	35	0.0%

Dover Saddlery, Inc.	Massachusetts / Retail	Common Stock (30,974 shares)		63	145	0.0%

				63	145	0.0%

		Total Non-control/Non-affiliate Investments (Level 1
		Investments)		119	180	0.0%

		Total Portfolio Investments		1,435,734	1,463,010	131.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2011 and June 30, 2010

(in thousands, except share data)

			June 30, 2011
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
SHORT TERM INVESTMENTS: Money Market Funds (Level 2 Investments)
Fidelity Institutional Money Market Funds—Government Portfolio (Class I)				$45,986	$45,986	4.2%
Fidelity Institutional Money Market Funds—Government Portfolio (Class I)(3)				13,916	13,916	1.2%
Victory Government Money Market Funds				1	1	0.0%

		Total Money Market Funds		59,903	59,903	5.4%

		Total Investments		1,495,637	1,522,913	136.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2011 and June 30, 2010

(in thousands, except share data)

			June 30, 2010
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
LEVEL 3 PORTFOLIO INVESTMENTS:
Control Investments (25.00% or greater of voting control)
Ajax Rolled Ring & Machine, Inc.	South Carolina / Manufacturing	Senior Secured Note—Tranche A (10.50%, due 4/01/2013)(3)(4)	$21,047	$21,047	$21,047	3.0%
		Subordinated Secured Note—Tranche B (11.50% plus 6.00% PIK, due 4/01/2013)(3)(4)	16,306	16,306	9,857	1.3%
		Subordinated Secured Note—Tranche B (15.00%, due 10/30/2010)	500	500	—	0.0%
		Convertible Preferred Stock—Series A (6,142.6 shares)		6,057	—	0.0%
		Unrestricted Common Stock (6 shares)		—	—	0.0%

				43,910	30,904	4.3%

AWCNC, LLC(20)	North Carolina / Machinery	Members Units—Class A (1,800,000 units)		—	—	0.0%
		Members Units—Class B-1 (1 unit)		—	—	0.0%
		Members Units—Class B-2 (7,999,999 units)		—	—	0.0%

				—	—	0.0%

Borga, Inc.	California / Manufacturing	Revolving Line of Credit—$1,000 Commitment (4.75% plus 3.25% default interest, in non-accrual status effective 03/02/2010, past due)(4)(26)	1,000	945	850	0.1%
		Senior Secured Term Loan B (8.25% plus 3.25% default interest, in non-accrual status effective 03/02/2010, past due)(4)	1,612	1,500	1,282	0.2%
		Senior Secured Term Loan C (12.00% plus 4.00% PIK plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)	8,624	707	—	0.0%
		Common Stock (100 shares)(22)		—	—	0.0%
		Warrants (33,750 warrants)(22)		—	—	0.0%

				3,152	2,132	0.3%

C&J Cladding LLC	Texas / Metal Services and Minerals	Membership Interest (400 units)(23)		580	4,128	0.6%

				580	4,128	0.6%

Change Clean Energy Holdings, Inc. ("CCEHI" or "Biomass")(5)	Maine / Biomass Power	Common Stock (1,000 shares)		2,383	—	0.0%

				2,383	—	0.0%

Fischbein, LLC	North Carolina / Machinery	Senior Subordinated Debt (13.00% plus 5.50% PIK, due 5/01/2013)	3,811	3,631	3,811	0.5%
		Membership Interest(25)		1,899	4,812	0.7%

				5,530	8,623	1.2%

Freedom Marine Services LLC	Louisiana / Shipping Vessels	Subordinated Secured Note (16.00% PIK, due 12/31/2011)(3)	10,088	10,040	3,583	0.5%
		Net Profits Interest (22.50% payable on equity distributions)(3)(7)		—	—	0.0%

				10,040	3,583	0.5%

Gas Solutions Holdings, Inc.(8)(3)	Texas / Gas Gathering and Processing	Senior Secured Note (18.00%, due 12/11/2016)	25,000	25,000	25,000	3.5%
		Junior Secured Note (18.00%, due 12/12/2016)	7,500	7,500	7,500	1.1%
		Common Stock (100 shares)		5,003	60,596	8.5%

				37,503	93,096	13.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2011 and June 30, 2010

(in thousands, except share data)

			June 30, 2010
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
LEVEL 3 PORTFOLIO INVESTMENTS:
Control Investments (25.00% or greater of voting control)
Integrated Contract Services, Inc.(9)	North Carolina / Contracting	Senior Demand Note (15.00%, past due)(10)	$1,170	$1,170	$1,170	0.2%
		Senior Secured Note (7.00% plus 7.00% PIK plus 6.00% default interest, in non-accrual status effective 10/09/2007, past due)	1,100	800	1,100	0.2%
		Junior Secured Note (7.00% plus 7.00% PIK plus 6.00% default interest, in non-accrual status effective 10/09/2007, past due)	14,003	14,003	2,272	0.2%
		Preferred Stock—Series A (10 shares)		—	—	0.0%
		Common Stock (49 shares)		679	—	0.0%

				16,652	4,542	0.6%

Iron Horse Coiled Tubing, Inc.(24)	Alberta, Canada / Production Services	Senior Secured Tranche 1 (Zero Coupon, in non-accrual status effective 1/01/2010, due 12/31/2015)	615	396	615	0.1%
		Senior Secured Tranche 2 (Zero Coupon, in non-accrual status effective 1/01/2010, due 12/31/2015)	2,337	2,338	2,338	0.3%
		Senior Secured Tranche 3 (1.00%, in non-accrual status effective 1/01/2010, due 12/31/2016)	18,000	18,000	9,101	1.3%
		Common Stock (3,821 shares)		268	—	0.0%

				21,002	12,054	1.7%

Manx Energy, Inc. ("Manx")(12)	Kansas / Oil & Gas Production	Appalachian Energy Holdings, LLC ("AEH")—Senior Secured Note (8.00%, in non-accrual status effective 1/19/2010, due 1/19/2013)	2,073	2,000	472	0.1%
		Coalbed, LLC—Senior Secured Note (8.00%, in non-accrual status effective 1/19/2010, due 1/19/2013)(6)	6,219	5,991	1,414	0.2%
		Manx—Senior Secured Note (13.00%, in non-accrual status effective 1/19/2010, due 1/19/2013)	2,800	2,800	2,800	0.4%
		Manx—Preferred Stock (6,635 shares)		6,308	—	0.0%
		Manx—Common Stock (3,416,335 shares)		1,171	—	0.0%

				18,270	4,686	0.7%

NRG Manufacturing, Inc.	Texas / Manufacturing	Senior Secured Note (16.50%, due 8/31/2011)(3)(4)	13,080	13,080	13,080	1.8%
		Common Stock (800 shares)		2,317	7,031	1.0%

				15,397	20,111	2.8%

Nupla Corporation	California / Home & Office Furnishings, Housewares & Durable	Revolving Line of Credit—$2,000 Commitment (7.25% plus 2.00% default interest, due 9/04/2012)(4)(26)	1,093	958	1,093	0.1%
		Senior Secured Term Loan A (8.00% plus 2.00% default interest, due 9/04/2012)(4)	5,139	1,503	3,301	0.5%
		Senior Subordinated Debt (10.00% plus 5.00% PIK, in non-accrual status effective 4/01/2009, due 3/04/2013)	3,368	—	—	0.0%
		Preferred Stock—Class A (2,850 shares)		—	—	0.0%
		Preferred Stock—Class B (1,330 shares)		—	—	0.0%
		Common Stock (2,360,743 shares)		—	—	0.0%

				2,461	4,394	0.6%

R-V Industries, Inc.	Pennsylvania / Manufacturing	Warrants (200,000 warrants, expiring 6/30/2017)		1,682	1,697	0.2%
		Common Stock (545,107 shares)		5,086	4,626	0.7%

				6,768	6,323	0.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2011 and June 30, 2010

(in thousands, except share data)

			June 30, 2010
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
LEVEL 3 PORTFOLIO INVESTMENTS:
Control Investments (25.00% or greater of voting control)
Sidump'r Trailer Company, Inc.	Nebraska / Automobile	Revolving Line of Credit—$2,000 Commitment (7.25%, in non-accrual status effective 11/01/2008, due 1/10/2011)(4)(26)	$1,025	$479	$574	0.1%
		Senior Secured Term Loan A (7.25%, in non-accrual status effective 11/01/2008, due 1/10/2011)(4)	2,048	463	—	0.0%
		Senior Secured Term Loan B (8.75%, in-non-accrual status effective 11/01/2008, due 1/10/2011)(4)	2,321	—	—	0.0%
		Senior Secured Term Loan C (16.50% PIK, in non-accrual status effective 9/27/2008, due 7/10/2011)	3,085	—	—	0.0%
		Senior Secured Term Loan D (7.25%, in non-accrual status effective 11/01/2008, due 7/10/2011)(4)	1,700	—	—	0.0%
		Preferred Stock (49,843 shares)		—	—	0.0%
		Common Stock (64,050 shares)		—	—	0.0%

				942	574	0.1%

Yatesville Coal Holdings, Inc.(11)	Kentucky / Mining, Steel, Iron and Non-Precious Metals and Coal Production	Senior Secured Note (Non-accrual status effective 1/01/2009, due 12/31/2010)(4)	10,000	1,035	808	0.1%
		Junior Secured Note (Non-accrual status effective 1/01/2009, due 12/31/2010)(4)	41,931	95	—	0.0%
		Common Stock (1,000 shares)		—	—	0.0%

				1,130	808	0.1%

		Total Control Investments		185,720	195,958	27.5%

Affiliate Investments (5.00% to 24.99% voting control)
BNN Holdings Corp., (f/k/a Biotronic NeuroNetwork)	Michigan / Healthcare	Senior Secured Note (11.50% plus 1.00% PIK, due 2/21/2013)(3)(4)	26,227	26,227	26,744	3.8%
		Preferred Stock (9,925.455 shares)(13)		2,300	2,759	0.4%

				28,527	29,503	4.2%

Boxercraft Incorporated	Georgia / Textiles & Leather	Revolving Line of Credit—$1,000 Commitment (9.00%, due 9/16/2013)(26)(27)	1,000	1,000	1,000	0.1%
		Senior Secured Term Loan A (9.50%, due 9/16/2013)(3)(4)	3,843	3,330	3,577	0.5%
		Senior Secured Term Loan B (10.00%, due 9/16/2013)(3)(4)	4,822	3,845	4,386	0.6%
		Subordinated Secured Term Loan (12.00% plus 6.50% PIK, due 3/16/2014)(3)	7,235	5,775	6,717	1.0%
		Preferred Stock (1,000,000 shares)		—	205	0.0%
		Common Stock (10,000 shares)		—	—	0.0%

				13,950	15,885	2.2%

KTPS Holdings, LLC	Colorado / Textiles & Leather	Revolving Line of Credit—$1,500 Commitment (10.50%, due 1/31/2012)(26)(27)	1,000	1,000	1,000	0.1%
		Senior Secured Term Loan A (10.50%, due 1/31/2012)(3)(4)	3,130	2,847	2,916	0.4%
		Senior Secured Term Loan B (12.00%, due 1/31/2012)(3)	435	377	409	0.1%
		Senior Secured Term Loan C (12.00% plus 6.00% PIK, due 3/31/2012)(3)	4,932	4,345	4,796	0.7%
		Membership Interest—Class A (730 units)		—	—	0.0%
		Membership Interest—Common (199,795 units)		—	—	0.0%

				8,569	9,121	1.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2011 and June 30, 2010

(in thousands, except share data)

			June 30, 2010
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
LEVEL 3 PORTFOLIO INVESTMENTS:
Affiliate Investments (5.00% to 24.99% voting control)
Smart, LLC(15)	New York / Diversified / Conglomerate Service	Membership Interest—Class B (1,218 units)		$—	$—	0.0%
		Membership Interest—Class D (1 unit)		—	—	0.0%

				—	—	0.0%

Sport Helmets Holdings, LLC(15)	New York / Personal & Nondurable Consumer Products	Revolving Line of Credit—$3,000 Commitment (4.54%, due 12/14/2013)(26)(27)		—	—	0.0%
		Senior Secured Term Loan A (4.54%, due 12/14/2013)(3)(4)	$3,025	1,658	2,993	0.4%
		Senior Secured Term Loan B (5.04%, due 12/14/2013)(3)(4)	7,388	5,161	6,432	0.9%
		Senior Subordinated Debt—Series A (12.00% plus 3.00% PIK, due 6/14/2014)(3)	7,325	5,857	6,734	0.9%
		Senior Subordinated Debt—Series B (10.00% plus 5.00% PIK, due 6/14/2014)(3)	1,357	952	1,160	0.2%
		Common Stock (20,554 shares)		408	1,912	0.3%

				14,036	19,231	2.7%

		Total Affiliate Investments		65,082	73,740	10.4%

Non-control/Non-affiliate Investments (less than 5.00% of voting control)
ADAPCO, Inc.	Florida / Ecological	Common Stock (5,000 shares)		141	340	0.0%

				141	340	0.0%

Aircraft Fasteners International, LLC	California / Machinery	Revolving Line of Credit—$500 Commitment (9.50%, due 11/01/2012)(26)(27)		—	—	0.0%
		Senior Secured Term Loan (9.50%, due 11/01/2012)(3)(4)	4,565	4,565	4,248	0.6%
		Junior Secured Term Loan (12.00% plus 6.00% PIK, due 5/01/2013)(3)	5,134	5,134	4,807	0.7%
		Convertible Preferred Stock (32,500 units)		396	98	0.0%

				10,095	9,153	1.3%

American Gilsonite Company	Utah / Specialty Minerals	Senior Subordinated Note (12.00% plus 3.00% PIK, due 3/14/2013)(3)	14,783	14,783	14,931	2.1%
		Membership Interest in AGC/PEP, LLC (99.9999%)(16)		1,031	3,532	0.5%

				15,814	18,463	2.6%

Arrowhead General Insurance Agency, Inc.(17)	California / Insurance	Senior Secured Term Loan (8.50%, due 8/08/2012)	850	809	830	0.1%
		Junior Secured Term Loan (10.25% plus 2.50% PIK, due 2/08/2013)	6,179	5,002	5,122	0.7%

				5,811	5,952	0.8%

Caleel + Hayden, LLC(15)	Colorado / Personal & Nondurable Consumer Products	Membership Units (7,500 shares)		351	818	0.1%
		Options in Mineral Fusion Natural Brands, LLC (11,662 options)		—	—	0.0%

				351	818	0.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2011 and June 30, 2010

(in thousands, except share data)

			June 30, 2010
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
LEVEL 3 PORTFOLIO INVESTMENTS:
Non-control/Non-affiliate Investments (less than 5.00% of voting control)
Castro Cheese Company, Inc.	Texas / Food Products	Subordinated Secured Note (11.00% plus 2.00% PIK, due 2/28/2013)(3)	$7,692	$7,597	$7,769	1.1%

				7,597	7,769	1.1%

The Copernicus Group, Inc.	North Carolina / Healthcare	Revolving Line of Credit—$500 Commitment (10.00%, due 10/08/2013)(4)(26)	150	22	150	0.0%
		Senior Secured Term Loan A (10.00%, due 10/08/2013)(3)(4)	5,850	5,058	5,416	0.8%
		Senior Subordinated Debt (10.00% plus 10.00% PIK, due 4/08/2014)	13,390	11,421	12,677	1.8%
		Preferred Stock—Series A (1,000,000 shares)		67	104	0.0%
		Preferred Stock—Series C (212,121 shares)		212	246	0.0%

				16,780	18,593	2.6%

Deb Shops, Inc.(17)	Pennsylvania / Retail	Second Lien Debt (14.00% PIK, in non-accrual status effective 2/24/2009, due 10/23/2014)	17,562	14,606	2,051	0.3%

				14,606	2,051	0.3%

Diamondback Operating, LP	Oklahoma / Oil & Gas Production	Net Profits Interest (15.00% payable on Equity distributions)(7)		—	193	0.0%

				—	193	0.0%

EXL Acquisition Corporation	South Carolina / Electronics	Revolving Line of Credit—$1,000 Commitment (7.75%, due 06/24/2015)(26)(27)		—	—	0.0%
		Senior Secured Term Loan A (7.75%, due 6/24/2015)(3)(4)	12,250	12,250	12,250	1.7%
		Senior Secured Term Loan B (12.00% plus 2.00% PIK, due 12/24/2015)(3)	12,250	12,250	12,250	1.7%
		Common Stock—Class A (2,475 shares)		437	363	0.1%
		Common Stock—Class B (25 shares)		252	103	0.0%

				25,189	24,966	3.5%

Fairchild Industrial Products, Co.	North Carolina / Electronics	Preferred Stock—Class A (285.1 shares)		377	435	0.1%
		Common Stock—Class B (28 shares)		211	228	0.0%

				588	663	0.1%

H&M Oil & Gas, LLC	Texas / Oil & Gas Production	Senior Secured Note (13.00% plus 3.00% PIK, due 9/30/2010)	59,107	59,107	48,867	6.9%
		Net Profits Interest (8.00% payable on Equity distributions)(7)		—	827	0.1%

				59,107	49,694	7.0%

Hoffmaster Group, Inc.	Wisconsin / Durable Consumer Products	Second Lien Term Loan (13.50%, due 6/2/2017)(3)	20,000	20,000	20,000	2.8%

				20,000	20,000	2.8%

Hudson Products Holdings, Inc.(17)	Texas / Manufacturing	Senior Secured Term Loan (8.00%, due 8/24/2015)(3)(4)	6,365	5,734	5,314	0.7%

				5,734	5,314	0.7%

IEC-Systems, LP ("IEC") /Advanced Rig Services, LLC ("ARS")	Texas / Oilfield Fabrication	IEC Senior Secured Note (12.00% plus 3.00% PIK, due 11/20/2012)(3)(4)	19,008	19,008	19,008	2.7%
		ARS Senior Secured Note (12.00% plus 3.00% PIK, due 11/20/2012)(3)(4)	11,421	11,421	11,421	1.6%

				30,429	30,429	4.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2011 and June 30, 2010

(in thousands, except share data)

			June 30, 2010
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
LEVEL 3 PORTFOLIO INVESTMENTS:
Non-control/Non-affiliate Investments (less than 5.00% of voting control)
Impact Products, LLC	Ohio / Home & Office Furnishings, Housewares & Durable	Junior Secured Term Loan (6.38%, due 9/09/2012)(4)	$7,300	$6,351	$7,290	1.0%
		Senior Subordinated Debt (10.00% plus 5.00% PIK, due 9/09/2012)	5,548	5,300	5,548	0.8%

				11,651	12,838	1.8%

Label Corp Holdings, Inc.	Nebraska / Printing & Publishing	Senior Secured Term Loan (8.50%, due 8/08/2014)(3)(4)	5,794	5,222	5,284	0.7%

				5,222	5,284	0.7%

LHC Holdings Corp.(17)	Florida / Healthcare	Revolving Line of Credit—$750 Commitment (9.00%, due 11/30/2012)(26)(27)		—	—	0.0%
		Senior Secured Term Loan A (9.00%, due 11/30/2012)(3)(4)	2,015	2,015	1,839	0.3%
		Senior Subordinated Debt (12.00% plus 2.50% PIK, due 5/31/2013)(3)	4,565	4,199	4,220	0.6%
		Membership Interest (125 units)		216	217	0.0%

				6,430	6,276	0.9%

Mac & Massey Holdings, LLC	Georgia / Food Products	Senior Subordinated Debt (10.00% plus 5.75% PIK, due 2/10/2013)	8,671	7,351	8,643	1.2%
		Membership Interest (250 units)		145	390	0.1%

				7,496	9,033	1.3%

Maverick Healthcare, LLC	Arizona / Healthcare	Second Lien Debt (12.50% plus 3.50% PIK, due 4/30/2014)(3)	13,122	13,122	13,247	1.9%
		Preferred Units (1,250,000 units)		1,252	2,025	0.2%
		Common Units (1,250,000 units)		—	—	0.0%

				14,374	15,272	2.1%

Miller Petroleum, Inc.	Tennessee / Oil & Gas Production	Warrants, Common Stock (2,208,772 warrants, expiring 5/04/2010 to 3/31/2015)(14)		150	1,244	0.2%

				150	1,244	0.2%

Northwestern Management Services, LLC	Florida / Healthcare	Revolving Line of Credit—$1,000 Commitment (4.36%, due 12/13/2012)(26)(27)	350	350	350	0.0%
		Senior Secured Term Loan A (4.36%, due 12/13/2012)(3)(4)	4,309	3,516	3,578	0.5%
		Senior Secured Term Loan B (4.86%, due 12/13/2012)(3)(4)	1,219	904	956	0.1%
		Subordinated Secured Term Loan (12.00% plus 3.00%, due 6/13/2013)(3)	2,971	2,468	2,606	0.4%
		Common Stock (50 shares)		371	564	0.1%

				7,609	8,054	1.1%

Prince Mineral Company, Inc.	New York / Metal Services and Minerals	Junior Secured Term Loan (9.00%, due 12/21/2012)(4)	11,150	11,150	11,150	1.6%
		Senior Subordinated Debt (13.00% plus 2.00%, due 7/21/2013)	12,260	1,420	12,260	1.7%

				12,570	23,410	3.3%

Qualitest Pharmaceuticals, Inc.(17)	Alabama / Pharmaceuticals	Second Lien Debt (7.79%, due 4/30/2015)(3)(4)	12,000	11,955	12,000	1.7%

				11,955	12,000	1.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2011 and June 30, 2010

(in thousands, except share data)

			June 30, 2010
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
LEVEL 3 PORTFOLIO INVESTMENTS:
Non-control/Non-affiliate Investments (less than 5.00% of voting control)
Regional Management Corporation	South Carolina / Financial Services	Second Lien Debt (12.00% plus 2.00% PIK, due 6/29/2012)(3)	$25,814	$25,814	$25,592	3.6%

				25,814	25,592	3.6%

Roll Coater Acquisition Corp	Indiana / Metal Services and Minerals	Subordinated Secured Debt (10.25%, due 9/30/2010)	6,268	6,102	6,082	0.9%

				6,102	6,082	0.9%

ROM Acquisition Corporation	Missouri / Automobile	Revolving Line of Credit—$1,750 Commitment (4.50%, due 2/08/2013)(26)(27)		—	—	0.0%
		Senior Secured Term Loan A (4.50%, due 2/08/2013)(3)(4)	4,640	4,025	4,571	0.6%
		Senior Secured Term Loan B (8.00%, due 5/08/2013)(3)(4)	7,251	7,251	7,078	1.0%
		Senior Subordinated Debt (12.00% plus 3.00% PIK due 8/08/2013)(3)	7,118	6,799	6,392	0.9%

				18,075	18,041	2.5%

Seaton Corp	Illinois / Business Services	Subordinated Secured (12.50% plus 2.00% PIK, due 3/14/2011)	12,296	12,060	12,132	1.7%

				12,060	12,132	1.7%

Shearer's Foods, Inc.	Ohio / Food Products	Junior Secured Debt (12.00% plus 3.00% PIK, due 3/31/2016)(3)	35,266	35,266	36,119	5.1%
		Membership Interest in Mistral Chip Holdings, LLC (2,000 units)(18)		2,560	6,136	0.9%
		Membership Interest in Mistral Chip Holdings, LLC 2 (595 units)(18)		762	1,825	0.2%

				38,588	44,080	6.2%

Skillsoft Public Limited Company	Ireland / Prepackaged Software	Subordinated Unsecured (11.125%, due 06/01/2018)	15,000	14,903	15,000	2.2%

				14,903	15,000	2.2%

Stryker Energy, LLC	Ohio / Oil & Gas Production	Subordinated Secured Revolving Credit Facility—$49,250 Commitment (12.00%, due 12/01/2012)(3)(4)	29,724	29,507	29,624	4.2%
		Overriding Royalty Interests(19)		—	2,768	0.4%

				29,507	32,392	4.6%

TriZetto Group(17)	California / Healthcare	Subordinated Unsecured Note (12.00% plus 1.50% PIK, due 10/01/2016)(3)	15,434	15,306	15,895	2.2%

				15,306	15,895	2.2%

Unitek Acquisition, Inc.(17)	Pennsylvania / Technical Services	Second Lien Debt (13.08%, due 12/31/2013)(3)(4)	11,500	11,387	11,615	1.7%

				11,387	11,615	1.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2011 and June 30, 2010

(in thousands, except share data)

			June 30, 2010
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
LEVEL 3 PORTFOLIO INVESTMENTS:
Non-control/Non-affiliate Investments (less than 5.00% of voting control)
Wind River Resources Corp. and Wind River II Corp.	Utah / Oil & Gas Production	Senior Secured Note (13.00% plus 3.00% default interest, in non-accrual status effective 12/01/2008, due 7/31/2010)(4)	$15,000	$15,000	$8,779	1.2%
		Net Profits Interest (5.00% payable on Equity distributions)(7)		—	—	0.0%

				15,000	8,779	1.2%

		Total Non-control/Non-affiliate Investments
		(Level 3 Investments)		476,441	477,417	67.1%

		Total Level 3 Portfolio Investments		727,243	747,115	105.0%

LEVEL 1 PORTFOLIO INVESTMENTS:
Non-control/Non-affiliate Investments (less than 5.00% of voting control)
Allied Defense Group, Inc.	Virginia / Aerospace & Defense	Common Stock (10,000 shares)		56	38	0.0%

				56	38	0.0%

Dover Saddlery, Inc.	Massachusetts / Retail	Common Stock (30,974 shares)		63	97	0.0%

				63	97	0.0%

LyondellBasell Industries N.V.	Netherlands / Chemical Company	Class A Common Stock (26,961 shares)		874	435	0.2%
		Class B Common Stock (49,421 shares)		523	798	0.0%

				1,397	1,233	0.2%

		Total Non-control/Non-affiliate Investments
		(Level 1 Investments)		1,516	1,368	0.2%

		Total Portfolio Investments		728,759	748,483	105.2%

SHORT TERM INVESTMENTS: Money Market Funds (Level 2 Investments)
Fidelity Institutional Money Market Funds—Government Portfolio (Class I)				62,183	62,183	8.8%
Fidelity Institutional Money Market Funds—Government Portfolio (Class I)(3)				6,687	6,687	0.9%
Victory Government Money Market Funds				1	1	0.0%

		Total Money Market Funds		68,871	68,871	9.7%

		Total Investments		797,630	817,354	114.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2011 and June 30, 2010

(in thousands, except share data)

Endnote Explanations for the Consolidated Schedule of Investments as of June 30, 2011 and June 30, 2010

(1)
The securities in which Prospect Capital Corporation ("we", "us" or "our") has invested were acquired in transactions that were exempt from registration under the Securities Act of 1933, as amended, or the "Securities Act." These securities may be resold only in transactions that are exempt from registration under the Securities Act.

(2)
Fair value is determined by or under the direction of our Board of Directors. As of June 30, 2011, two of our portfolio investments, Allied Defense Group, Inc. ("Allied") and Dover Saddlery, Inc. ("Dover") were publically traded and classified as Level 1 within the valuation hierarchy established by Accounting Standards Codification 820, Fair Value Measurements and Disclosures ("ASC 820"). As of June 30, 2010, three of our portfolio investments, Allied, Dover and LyondellBasel Industries N.V., were publically traded and classified as Level 1 within the valuation hierarchy established by ASC 820. As of June 30 2011 and June 30, 2010, the fair value of our remaining portfolio investments was determined using significant unobservable inputs. ASC 820 classifies such inputs used to measure fair value as Level 3 within the valuation hierarchy. Our investments in money market funds are classified as Level 2. See Note 2 and Note 4 within the accompanying consolidated financial statements for further discussion.

(3)
Security, or portion thereof, is pledged as collateral for the revolving credit facility (See Note 5). The market values of these investments at June 30, 2011 and June 30, 2010 were $700,321 and $512,244, respectively; they represent 46.0% and 62.7% of total investments at fair value, respectively. Prospect Capital Funding, LLC (See Note 1), our wholly-owned subsidiary, holds an aggregate market value of $631,915 and $451,648 of these investments as of June 30, 2011 and June 30, 2010, respectively.

(4)
Security, or portion thereof, has a floating interest rate which may be subject to a Libor floor. Stated interest rate was in effect at June 30, 2011 and June 30, 2010.

(5)
There are several entities involved in the Biomass investment. We own 100 shares of common stock in Worcester Energy Holdings, Inc. ("WEHI"), representing 100% of the issued and outstanding common stock. WEHI, in turn, owns 51 membership certificates in Biochips LLC ("Biochips"), which represents a 51% ownership stake.

We own 282 shares of common stock in Worcester Energy Co., Inc. ("WECO"), which represents 51% of the issued and outstanding common stock. We own directly 1,665 shares of common stock in Change Clean Energy Inc. ("CCEI"), f/k/a Worcester Energy Partners, Inc., which represents 51% of the issued and outstanding common stock and the remaining 49% is owned by WECO. CCEI owns 100 shares of common stock in Precision Logging and Landclearing, Inc. ("Precision"), which represents 100% of the issued and outstanding common stock.

During the quarter ended March 31, 2009, we created two new entities in anticipation of the foreclosure proceedings against the co-borrowers (WECO, CCEI and Biochips) Change Clean Energy Holdings, Inc. ("CCEHI") and DownEast Power Company, LLC ("DEPC"). We own 1,000 shares of CCEHI, representing 100% of the issued and outstanding stock, which in turn, owns a 100% of the membership interests in DEPC.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2011 and June 30, 2010

(in thousands, except share data)

Endnote Explanations for the Consolidated Schedule of Investments as of June 30, 2011 and June 30, 2010 (Continued)

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

  Biochips, WECO, CCEI, Precision and WEHI currently have no material operations and no significant assets. As of June 30, 2009, our Board of Directors assessed a fair value of $0 for all of these equity positions and the loan position. We determined that the impairment of both CCEI and CCEHI as of June 30, 2009 was other than temporary and recorded a realized loss for the amount that the amortized cost exceeds the fair value at June 30, 2009. Our Board of Directors set value at zero for the CCEHI investment as of June 30, 2011 and June 30, 2010.

(6)
During the quarter ended December 31, 2009, we created two new entities, Coalbed Inc. and Coalbed LLC, to foreclose on the outstanding senior secured loan and assigned rights and interests of Conquest Cherokee, LLC ("Conquest"), as a result of the deterioration of Conquest's financial performance and inability to service debt payments. We own 1,000 shares of common stock in Coalbed Inc., representing 100% of the issued and outstanding common stock. Coalbed Inc., in turn owns 100% of the membership interest in Coalbed LLC.

On October 21, 2009, Coalbed LLC foreclosed on the loan formerly made to Conquest. On January 19, 2010, as part of the Manx rollup, the Coalbed LLC assets and loan was assigned to Manx, the holding company. As of June 30, 2011, our Board of Directors assessed a fair value of zero for the loan position in Coalbed LLC, a decrease of $1,414 from the fair value as of June 30, 2010.

(7)
In addition to the stated returns, the net profits interest held will be realized upon sale of the borrower or a sale of the interests.

(8)
Gas Solutions Holdings, Inc. is a wholly-owned investment of us.

(9)
Entity was formed as a result of the debt restructuring of ESA Environmental Specialist, Inc. In early 2009, we foreclosed on the two loans on non-accrual status and purchased the underlying personal and real property. We own 1,000 shares of common stock in The Healing Staff ("THS"), f/k/a Lisamarie Fallon, Inc. representing 100% ownership. We own 1,500 shares of Vets Securing America, Inc. ("VSA"), representing 100% ownership. VSA is a holding company for the real property of Integrated Contract Services, Inc. ("ICS") purchased during the foreclosure process.

(10)
Loan is with THS an affiliate of ICS.

(11)
On June 30, 2008, we consolidated our holdings in four coal companies into Yatesville Coal Holdings, Inc. ("Yatesville"), and consolidated the operations under one management team. As part of the transaction, the debt that we held of C&A Construction, Inc. ("C&A"), Genesis Coal Corp. ("Genesis"), North Fork Collieries LLC ("North Fork") and Unity Virginia Holdings LLC ("Unity") were exchanged for newly issued debt from Yatesville, and our ownership interests in

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2011 and June 30, 2010

(in thousands, except share data)

Endnote Explanations for the Consolidated Schedule of Investments as of June 30, 2011 and June 30, 2010 (Continued)

  C&A, E&L Construction, Inc. ("E&L"), Whymore Coal Company Inc. ("Whymore") and North Fork were exchanged for 100% of the equity of Yatesville. This reorganization allows for a better utilization of the assets in the consolidated group.

  At June 30, 2011 and at June 30, 2010, Yatesville owned 100% of the membership interest of North Fork. In addition, Yatesville held a $9,325 note receivable from North Fork as of those two respective dates.

  At June 30, 2011 and at June 30, 2010, we owned 96% and 87%, respectively, of the common stock of Genesis and held a note receivable of $20,897 as of those two respective dates.

  Yatesville held a note receivable of $4,261 from Unity at June 30, 2011 and at June 30, 2010.

  There are several entities involved in Yatesville's investment in Whymore at June 30, 2009. As of June 30, 2009, Yatesville owned 10,000 shares of common stock or 100% of the equity and held a $14,973 senior secured debt receivable from C&A, which owns the equipment. Yatesville owned 10,000 shares of common stock or 100% of the equity of E&L, which leases the equipment from C&A, employs the workers, is listed as the operator with the Commonwealth of Kentucky, mines the coal, receives revenues and pays all operating expenses. Yatesville owned 4,900 shares of common stock or 49% of the equity of Whymore, which applies for and holds permits on behalf of E&L. Yatesville also owned 4,285 Series A convertible preferred shares in each of C&A, E&L and Whymore. Whymore and E&L are guarantors under the C&A credit agreement with Yatesville.

  In August 2009, Yatesville sold its 49% ownership interest in the common shares of Whymore to the 51% holder of the Whymore common shares ("Whymore Purchaser"). All reclamation liability was transferred to the Whymore Purchaser. In September 2009, Yatesville completed an auction for all of its equipment.

  Yatesville currently has no material operations. During the quarter ended December 31, 2009, our Board of Directors determined that the impairment of Yatesville was other than temporary and we recorded a realized loss for the amount that the amortized cost exceeds the fair value. Our Board of Directors set the value of the remaining Yatesville investment at zero and $808 as of June 30, 2011 and June 30, 2010, respectively.

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

(14)
Total common shares outstanding of 33,389,383 as of July 22, 2010 from Miller's Annual Report on Form 10-K filed on July 28, 2010 as applicable to our June 30, 2010 reporting date.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2011 and June 30, 2010

(in thousands, except share data)

Endnote Explanations for the Consolidated Schedule of Investments as of June 30, 2011 and June 30, 2010 (Continued)

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

(18)
At June 30, 2011 and June 30, 2010, Mistral Chip Holdings, LLC owns 44,800 shares of Chip Holdings, Inc. and Mistral Chip Holdings 2, LLC owns 11,975 shares in Chip Holdings, Inc. Chip Holdings, Inc. is the parent company of Shearer's Foods, Inc. and has 67,936 shares outstanding before adjusting for management options.

(19)
The overriding royalty interests held receive payments at the stated rates based upon operations of the borrower.

(20)
On December 31, 2009, we sold our investment in Aylward Enterprises, LLC. AWCNC, LLC is the remaining holding company with zero assets. Our remaining outstanding debt after the sale was written off on December 31, 2009 and no value has been assigned to the equity position as of June 30, 2011 and June 30, 2010.

(21)
We own 100% of Freedom Marine Holding, Inc., which owns 82.94% of the common units of Freedom Marine Services LLC.

(22)
We own warrants to purchase 33,750 shares of common stock in Metal Buildings Holding Corporation ("Metal Buildings"), the former holding company of Borga, Inc. Metal Buildings Holding Corporation owned 100% of Borga, Inc.

On March 8, 2010, we foreclosed on the stock in Borga, Inc. that was held by Metal Buildings, obtaining 100% ownership of Borga, Inc.

(23)
We own 100% of C&J Cladding Holding Company, Inc., which owns 40% of the membership interests in C&J Cladding, LLC.

(24)
On January 1, 2010, we restructured our senior secured and bridge loans investment in Iron Horse Coiled Tubing, Inc. ("Iron Horse") and we reorganized Iron Horse's management structure. The senior secured loan and bridge loan were replaced with three new tranches of senior secured debt. From June 30, 2009 to June 30, 2011, our total ownership of Iron Horse decreased from 80.0% to 57.8%, respectively, and we will continue to transfer ownership interests to Iron Horse's management as they repay our outstanding debt.

As of June 30, 2011 and June 30, 2010, our Board of Directors assessed a fair value in Iron Horse of $15,357 and $12,054, respectively.

(25)
On May 6, 2011, we made a secured first-lien $24,250 debt investment to NMMB Acquisition, Inc., a $2,800 secured debt and $4,400 equity investment to NMMB Holdings, Inc. We own 100% of the

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2011 and June 30, 2010

(in thousands, except share data)

Endnote Explanations for the Consolidated Schedule of Investments as of June 30, 2011 and June 30, 2010 (Continued)

  Series A Preferred Stock in NMMB Holdings, Inc. NMMB Holdings, Inc. owns 100% of the Convertible Preferred in NMMB Acquisition, Inc. NMMB Acquisition, Inc. has a 5.8% dividend rate which is paid to NMMB Holdings, Inc. Our fully diluted ownership in NMMB Holdings, Inc. is 100% as of June 30, 2011. Our fully diluted ownership in NMMB Acquisition, Inc. is 83.5% as of June 30, 2011.

(26)
Undrawn committed revolvers incur commitment fees ranging from 0.50% to 2.00%. As of June 30, 2011 and June 30, 2010, we have $35,822 and $29,908 of undrawn revolver commitments to our portfolio companies, respectively.

(27)
Stated interest rates are based on June 30, 2011 and June 30, 2010 one month Libor rates plus applicable spreads based on the respective credit agreements. Interest rates are subject to change based on actual elections by the borrower for a Libor rate contract or Base Rate contract when drawing on the revolver.

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

(29)
Progrexion Marketing, Inc., Progrexion Teleservices, Inc., Progrexion ASG, Inc. Progrexion IP, Inc. and Efolks, LLC, are joint borrowers on our senior secured investment. Progrexion Holdings, Inc. and eFolks Holdings, Inc. are the guarantors of this debt investment.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Note 1. Organization

        References herein to "we", "us" or "our" refer to Prospect Capital Corporation ("Prospect") and its subsidiary unless the context specifically requires otherwise.

        We were formerly known as Prospect Energy Corporation, a Maryland corporation. We were organized on April 13, 2004 and were funded in an initial public offering ("IPO"), completed on July 27, 2004. We are a closed-end investment company that has filed an election to be treated as a Business Development Company ("BDC"), under the Investment Company Act of 1940 (the "1940 Act"). As a BDC, we have qualified and have elected to be treated as a regulated investment company ("RIC"), under Subchapter M of the Internal Revenue Code. We invest primarily in senior and subordinated debt and equity of companies in need of capital for acquisitions, divestitures, growth, development, recapitalizations and other purposes.

        On May 15, 2007, we formed a wholly-owned subsidiary, Prospect Capital Funding, LLC, a Delaware limited liability company, for the purpose of holding certain of our loan investments in the portfolio which are used as collateral for our credit facility.

Note 2. Significant Accounting Policies

        The following are significant accounting policies consistently applied by us:

Basis of Presentation

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. The financial results of our portfolio investments are not consolidated in the financial statements.

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

Basis of Consolidation

        Under the 1940 Act rules, the regulations pursuant to Article 6 of Regulation S-X and the American Institute of Certified Public Accountants' Audit and Accounting Guide for Investment Companies, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to us. Our financial statements include our accounts and the accounts of Prospect Capital Funding, LLC, our only wholly-owned, closely-managed subsidiary that is also an investment company. All intercompany balances and transactions have been eliminated in consolidation.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 2. Significant Accounting Policies (Continued)

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

Investment Risks

        The Company's investments are subject to a variety of risks. Those risks include the following:

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

  Prepayment Risk

          Many of the Company's debt investments allow for prepayment of principal without penalty. Downward changes in interest rates may cause prepayments to occur at a faster than expected

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 2. Significant Accounting Policies (Continued)

  rate, thereby effectively shortening the maturity of the security and making the security less likely to be an income producing instrument.

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

        Investments are valued utilizing a shadow bond approach, a market approach, an income approach, a liquidation approach, or a combination of approaches, as appropriate. The shadow bond and market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present value amount (discounted) calculated based on an appropriate discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company's ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, the principal market and enterprise values, among other factors.

        In September 2006, the Financial Accounting Standards Board ("FASB") issued ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 defines fair value, establishes a framework

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 2. Significant Accounting Policies (Continued)

for measuring fair value in GAAP, and expands disclosures about fair value measurements. We adopted ASC 820 on a prospective basis beginning in the quarter ended September 30, 2008.

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

        In April 2009, the FASB issued ASC Subtopic 820-10-65, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("ASC 820-10"). This update provides further clarification for ASC 820 in markets that are not active and provides additional guidance for determining when the volume of trading level of activity for an asset or liability has significantly decreased and for identifying circumstances that indicate a transaction is not orderly. ASC 820-10-65 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of ASC 820-10-65 for the years ended June 30, 2011 and 2010, did not have any effect on our net asset value, financial position or results of operations as there was no change to the fair value measurement principles set forth in ASC 820.

Valuation of Other Financial Assets and Financial Liabilities

        In February 2007, FASB issued ASC Subtopic 820-10-05-1, The Fair Value Option for Financial Assets and Financial Liabilities ("ASC 820-10-05-1"). ASC 820-10-05-1 permits an entity to elect fair value as the initial and subsequent measurement attribute for many of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. We adopted this statement on July 1, 2008 and have elected not to value other assets and liabilities at fair value as would be permitted by ASC 820-10-05-1.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 2. Significant Accounting Policies (Continued)

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

        Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will not be collected in accordance with the terms of the investment. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management's judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management's judgment, are likely to remain current.

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 2. Significant Accounting Policies (Continued)

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

        We follow ASC 740, Income Taxes ("ASC 740"). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Adoption of ASC 740 was applied to all open tax years as of July 1, 2007. The adoption of ASC 740 did not have an effect on our net asset value, financial condition or results of operations as there was no liability for unrecognized tax benefits and no change to our beginning net asset value. As of June 30, 2011 and for the year then ended, we did not have a liability for any unrecognized tax benefits. Management's determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

Dividends and Distributions

        Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a monthly dividend or distribution is approved by our Board of Directors

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 2. Significant Accounting Policies (Continued)

quarterly and is generally based upon our management's estimate of our earnings for the quarter. Net realized capital gains, if any, are distributed at least annually.

Financing Costs

        We record origination expenses related to our credit facility and the Senior Convertible Notes as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method for our revolving credit facility and the effective interest method for our Senior Convertible Notes, over the respective expected life.

        We record registration expenses related to shelf filings as prepaid assets. These expenses consist principally of Securities and Exchange Commission ("SEC") registration fees, legal fees and accounting fees incurred. These prepaid assets will be charged to capital upon the receipt of an equity offering proceeds or charged to expense if no offering completed.

Guarantees and Indemnification Agreements

        We follow ASC 460, Guarantees ("ASC 460"). ASC 460 elaborates on the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, for those guarantees that are covered by ASC 460, the fair value of the obligation undertaken in issuing certain guarantees.

Per Share Information

        Net increase or decrease in net assets resulting from operations per common share are calculated using the weighted average number of common shares outstanding for the period presented. In accordance with ASC 946, Financial Services—Investment Companies, convertible securities are not considered in the calculation of net assets per share.

Recent Accounting Pronouncements

        In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements ("ASC 2010-06"). ASU 2010-06 amends ASC 820-10 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers' disclosures about postretirement benefit plan assets. ASU 2010-06 is effective December 15, 2009, except for the disclosure about purchase, sales, issuances and settlements in the roll forward of activity in level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 (or July 1, 2011 for us) and for interim periods within those fiscal years. Our management does not believe that the adoption of the amended guidance in ASC 820-10 will have a significant effect on our financial statements.

        In February 2011, the FASB issued Accounting Standards Update 2011-02, Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring ("ASU 2011-02"). ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 2. Significant Accounting Policies (Continued)

be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 provides guidance to clarify whether the creditor has granted a concession and whether a debtor is experiencing financial difficulties. The new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption or July 1, 2011 for us. We do not believe that the adoption of the amended guidance in ASU 2011-02 will have a significant effect on our financial statements.

        In May 2011, the FASB issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). ASU 2011-04 amends Accounting Standards Codification Topic 820, "Fair Value Measurements" ("ASC 820") by: (1) clarifying that the highest-and-best-use and valuation-premise concepts only apply to measuring the fair value of non-financial assets; (2) allowing a reporting entity to measure the fair value of the net asset or net liability position in a manner consistent with how market participants would price the net risk position, if certain criteria are met; (3) providing a framework for considering whether a premium or discount can be applied in a fair value measurement; (4) providing that the fair value of an instrument classified in a reporting entity's shareholders' equity is estimated from the perspective of a market participant that holds the identical item as an asset; and (5) expanding the qualitative and quantitative fair value disclosure requirements. The expanded disclosures include, for Level 3 items, a description of the valuation process and a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs if a change in those inputs would result in a significantly different fair value measurement. ASU 2011-4 also requires disclosures about the highest-and-best-use of a non-financial asset when this use differs from the asset's current use and the reasons for such a difference. In addition, this ASU amends Accounting Standards Codification 820, "Fair Value Measurements," to require disclosures to include any transfers between Level 1 and Level 2 of the fair value hierarchy. These amendments are effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years. The amendments of ASU 2011-04, when adopted, are not expected to have a material impact on our consolidated financial statements.

Note 3. Patriot Acquisition

        On December 2, 2009, we acquired the outstanding shares of Patriot Capital Funding, Inc. ("Patriot") common stock for $201,083. Under the terms of the merger agreement, Patriot common shareholders received 0.363992 shares of our common stock for each share of Patriot common stock, resulting in 8,444,068 shares of common stock being issued by us. In connection with the transaction, we repaid all the outstanding borrowings of Patriot, in compliance with the merger agreement.

        On December 2, 2009, Patriot made a final dividend payment equal to its undistributed net ordinary income and capital gains of $0.38 per share. In accordance with a recent IRS revenue procedure, the dividend was paid 10% in cash and 90% in newly issued shares of Patriot's common stock. The exchange ratio was adjusted to give effect to the final income distribution.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 3. Patriot Acquisition (Continued)

        The merger has been accounted for as an acquisition of Patriot by Prospect Capital Corporation ("Prospect") in accordance with acquisition method of accounting as detailed in ASC 805, Business Combinations ("ASC 805"). The fair value of the consideration paid was allocated to the assets acquired and liabilities assumed based on their fair values as the date of acquisition. As described in more detail in ASC 805, goodwill, if any, would have been recognized as of the acquisition date, if the consideration transferred exceeded the fair value of identifiable net assets acquired. As of the acquisition date, the fair value of the identifiable net assets acquired exceeded the fair value of the consideration transferred, and we recognized the excess as a gain. A preliminary gain of $5,714 was recorded by Prospect in the quarter ended December 31, 2009 related to the acquisition of Patriot, which was revised in the fourth quarter of the fiscal year ended June 30, 2010 to $7,708, when we settled severance accruals related to certain members of Patriot's top management and finalized during the first quarter of the fiscal year ended June 30, 2011, to $8,632, when we settled the remaining severance accruals related to the last two members of Patriot's top management. Under ASC 805, the adjustments to our preliminary estimate were reflected in the three months ended December 31, 2009 (See Note 14). The acquisition of Patriot was negotiated in July 2009 with the purchase agreement being signed on August 3, 2009. Between July 2009 and December 2, 2009, our valuation of certain of the investments acquired from Patriot increased due to market improvement, which resulted in the recognition of the gain at closing.

Purchase Price Allocation

        The purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values as summarized in the following table:

Cash (to repay Patriot debt)	$107,313
Cash (to fund purchase of restricted stock from former Patriot employees)	970
Common stock issued(1)	92,800

Total purchase price	201,083

Assets acquired:
Investments(2)	207,126
Cash and cash equivalents	1,697
Other assets	3,859

Assets acquired	212,682
Other liabilities assumed	(2,967)

Net assets acquired	209,715

Gain on Patriot acquisition(3)	$8,632

(1)
The value of the shares of common stock exchanged with the Patriot common shareholders was based upon the closing price of our common stock on December 2, 2009, the price immediately prior to the closing of the transaction.

(2)
The fair value of Patriot's investments were determined by the Board of Directors in conjunction with an independent valuation agent. This valuation resulted in a purchase

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 3. Patriot Acquisition (Continued)

  price which was $98,150 below the amortized cost of such investments. For those assets which are performing, Prospect will record the accretion to par value in interest income over the remaining term of the investment.

(3)
The gain has been determined after the final payments of certain liabilities have been settled.

Condensed Statement of Net Assets Acquired

        The following condensed statement of net assets acquired reflects the values assigned to Patriot's net assets as of the acquisition date, December 2, 2009.

Investment securities	$207,126
Cash and cash equivalents	1,697
Other assets	3,859

Total assets	212,682
Other liabilities	(2,967)

Final fair value of net assets acquired	$209,715

        The following unaudited pro forma condensed combined financial information does not purport to be indicative of actual financial position or results of our operations had the Patriot acquisition actually been consummated at the beginning of each year presented. Certain one-time charges have been eliminated. The pro forma adjustments reflecting the allocation of the purchase price of Patriot and the gain of $8,632 recognized on the Patriot Acquisition have been eliminated from all periods presented. Management expects to realize net operating synergies from this transaction. The pro forma condensed combined financial information does not reflect the potential impact of these synergies and does not reflect any impact of additional accretion which would have been recognized on the transaction, except for that which was recorded after the transaction was consummated on December 2, 2009. There are no applicable pro-forma adjustments to the operating results for the year ended June 30, 2011 as the Patriot acquisition was consummated prior to the beginning of the fiscal year ended June 30, 2011.

	Year ended June 30,
	2010	2009
Total Investment Income	$119,258	$137,473
Net Investment Income	65,538	74,553
Net Increase (Decrease) in Net Assets Resulting from Operations	12,117	(7,302)
Net Increase (Decrease) in Net Assets Resulting from Operations per share	0.19	(0.14)

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 4. Portfolio Investments

        At June 30, 2011, we had invested in 72 long-term portfolio investments, which had an amortized cost of $1,435,734 and a fair value of $1,463,010 and at June 30, 2010, we had invested in 58 long-term portfolio investments, which had an amortized cost of $728,759 and a fair value of $748,483.

        As of June 30, 2011, we own controlling interests in AIRMALL USA, Inc., Ajax Rolled Ring & Machine, Inc. ("Ajax"), AWCNC, LLC, Borga, Inc. ("Borga"), C&J Cladding, LLC, Change Clean Energy Holdings, Inc., Freedom Marine Services LLC ("Freedom Marine"), Gas Solutions Holdings, Inc. ("GSHI"), Integrated Contract Services, Inc. ("ICS"), Iron Horse Coiled Tubing, Inc. ("Iron Horse"), Manx Energy, Inc. ("Manx"), NMMB Holdings, Inc., NRG Manufacturing, Inc., Nupla Corporation ("Nupla"), R-V Industries, Inc. and Yatesville Coal Holdings, Inc. ("Yatesville"). We also own an affiliated interest in Biotronic NeuroNetwork, Boxercraft Incorporated, Smart, LLC, and Sport Helmets Holdings, LLC.

        The composition of our investments as of June 30, 2011 and June 30, 2010 at cost and fair value was as follows:

	June 30, 2011		June 30, 2010
	Cost	Fair Value	Cost	Fair Value
Money Market Funds	$59,903	$59,903	$68,871	$68,871
Investments in debt securities	1,375,601	1,301,270	682,171	636,893
Investments in equity securities	60,133	161,740	46,588	111,590

Total Portfolio	$1,495,637	$1,522,913	$797,630	$817,354

        The fair values of our portfolio investments as of June 30, 2011 disaggregated into the three levels of the ASC 820 valuation hierarchy are as follows:

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at fair value
Money Market Funds	$—	$59,903	$—	$59,903
Revolving Line of Credit	—	—	7,278	7,278
Senior Secured Debt	—	—	789,981	789,981
Subordinated Secured Debt	—	—	448,675	448,675
Subordinated Unsecured Debt	—	—	55,336	55,336
Equity	180	—	161,560	161,740

Total Portfolio	$180	$59,903	$1,462,830	$1,522,913

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 4. Portfolio Investments (Continued)

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Investments at fair value
Control investments	$—	$—	$310,072	$310,072
Affiliate investments	—	—	72,337	72,337
Non-control/non-affiliate investments	180	—	1,080,421	1,080,601

	180	—	1,462,830	1,463,010
Investments in money market funds	—	59,903	—	59,903

Total assets reported at fair value	$180	$59,903	$1,462,830	$1,522,913

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 4. Portfolio Investments (Continued)

        The aggregate values of Level 3 portfolio investments changed during the year ended June 30, 2011 as follows:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2010	$195,958	$73,740	$477,417	$747,115

Total realized (loss) gain, net	8,558	(549)	8,052	16,061
Change in unrealized appreciation (depreciation)	37,165	7,398	(23,160)	21,403	(1)

Net realized and unrealized gain (loss)	45,723	6,849	(15,108)	37,464

Purchases of portfolio investments	92,662	1,380	840,464	934,506
Payment-in-kind interest	2,297	1,281	6,056	9,634
Accretion of purchase discount	244	2,630	20,161	23,035
Repayments and sales of portfolio investments	(22,774)	(13,543)	(252,607)	(288,924	)(2)
Transfers within Level 3	(4,038)	—	4,038	—
Transfers in (out) of Level 3	—	—	—	—

Fair value as of June 30, 2011	$310,072	$72,337	$1,080,421	$1,462,830

(1)
Relates to assets held at June 30, 2011

(2)
Includes change in unrealized appreciation (depreciation) of $14,060.

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Equity	Total
Fair value as of June 30, 2010	$5,017	$287,470	$313,511	$30,895	$110,222	$747,115

Total realized (loss) gain, net	—	(1,072)	—	—	17,133	16,061
Change in unrealized (depreciation) appreciation(1)	(34)	(6,174)	(9,618)	(37)	37,266	21,403	(1)

Net realized and unrealized (loss) gain	(34)	(7,246)	(9,618)	(37)	54,399	37,464

Purchases of portfolio investments	9,385	572,637	294,331	39,410	18,743	934,506
Payment-in-kind interest	—	1,406	7,834	394	—	9,634
Accretion of purchase discount	184	5,119	17,563	169	—	23,035
Repayments and sales of portfolio investments	(7,274)	(69,405)	(174,946)	(15,495)	(21,804)	(288,924	)(2)
Transfers within Level 3	—	—	—	—	—	—
Transfers in (out) of Level 3	—	—	—	—	—	—

Fair value as of June 30, 2011	$7,278	$789,981	$448,675	$55,336	$161,560	$1,462,830

(1)
Relates to assets held at June 30, 2011

(2)
Includes change in unrealized appreciation (depreciation) of $14,060.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 4. Portfolio Investments (Continued)

        The aggregate values of Level 3 portfolio investments changed during the twelve months ended June 30, 2010 as follows:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2009	$206,332	$32,254	$308,582	$547,168

Total realized losses	(51,228)	—	—	(51,228)
Change in unrealized (depreciation) appreciation	(8,403)	9,948	4,085	5,630	(1)

Net realized and unrealized (loss) gain	(59,631)	9,948	4,085	(45,598)

Assets acquired in the Patriot acquisition	10,534	36,400	160,073	207,007
Purchases of portfolio investments	16,240	2,800	126,788	145,828
Payment-in-kind interest	2,871	775	3,905	7,552
Accretion of original issue discount	3,535	1,475	15,303	20,313
Dispositions of portfolio investments	(9,396)	(4,884)	(120,874)	(135,154	)(2)
Transfers within Level 3	25,473	(5,028)	(20,445)	—
Transfers in (out) of Level 3	—	—	—	—

Fair value as of June 30, 2010	$195,958	$73,740	$477,417	$747,115

(1)
Relates to assets held at June 30, 2010

(2)
Includes change in unrealized appreciation (depreciation) of ($1,502).

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Equity/ Equivalents	Total
Fair value as of June 30, 2009	$—	$220,993	$194,547	$16,331	$115,297	$547,168

Total realized (loss) gain, net	—	(8,965)	(41,836)	—	(427)	(51,228)
Change in unrealized (depreciation) appreciation(1)	263	(13,982)	37,871	(580)	(17,942)	5,630	(1)

Net realized and unrealized (loss) gain	263	(22,947)	(3,965)	(580)	(18,369)	(45,598)

Assets acquired in the Patriot acquisition	8,979	98,310	94,369	14,902	5,349	207,007
Purchases of portfolio investments	3,745	31,607	86,195	232	9,379	145,828
Payment-in-kind interest	—	552	6,767	10	—	7,552
Accretion of purchase discount	2,526	9,793	7,984	—	—	20,313
Repayments and sales of portfolio investments	(10,496)	(50,838)	(72,386)	—	(1,434)	(135,154	)(2)
Transfers within Level 3	—	—	—	—	—	—
Transfers in (out) of Level 3	—	—	—	—	—	—

Fair value as of June 30, 2010	$5,017	$287,470	$313,511	$30,895	$110,222	$747,115

(1)
Relates to assets held at June 30, 2010

(2)
Includes change in unrealized appreciation (depreciation) of ($1,502).

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 4. Portfolio Investments (Continued)

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

        At June 30, 2011, nine loan investments were on non-accrual status: Borga, Deb Shops, Inc. ("Deb Shops"), Freedom Marine, H&M Oil and Gas, LLC ("H&M"), ICS, Nupla, Manx, Wind River Resources Corp. and Wind River II Corp. ("Wind River"), and Yatesville. At June 30, 2010, nine loan investments were on non-accrual status: Borga, Deb Shops, ICS, Iron Horse, Nupla, Manx, Sidump'r Trailer Company, Inc., Wind River and Yatesville. The loan principal of these loans amounted to $154,752 and $163,653 as of June 30, 2011 and June 30, 2010, respectively. At June 30, 2011, H&M was placed on non-accrual status due to the inability of the company to service its debt and $2,407 of income recognized during the quarter ended March 31, 2011 was reversed. The fair values of these investments represent approximately 4.8% and 5.6% of our net assets as of June 30, 2011 and June 30, 2010, respectively. For the years ended June 30, 2011, June 30, 2010 and June 30, 2009, the income foregone as a result of not accruing interest on non-accrual debt investments amounted to $18,535, $19,764 and $18,746, respectively. At June 30, 2011, we held one asset on accrual status for which the payment of interest was past-due more than 60 days, Stryker Energy, LLC. The principal balance of this loan is $30,699 and the accrued interest receivable is $680 at June 30, 2011. The past due interest of $680 was collected in full on July 27, 2011. We expect full repayment of principal and interest on this loan.

        GSHI has indemnified us against any legal action arising from its investment in Gas Solutions, LP. We have incurred approximately $2,093 from the inception of the investment in GSHI through June 30, 2011 for fees associated with a legal action, and GSHI has reimbursed us for the entire amount. Of the $2,093 reimbursement, $179 was reflected as dividend income: control investments in the Consolidated Statements of Operations for the year ended June 30, 2009. There were no such legal fees incurred or reimbursed for the years ended June 30, 2011 and June 30, 2010. Additionally, certain other expenses incurred by us which are attributable to GSHI have been reimbursed by GSHI and are reflected as dividend income: control investments in the Consolidated Statements of Operations. For the years ended June 30, 2011, June 30, 2010 and June 30, 2009, such reimbursements totaled as $9,850, $14,500 and $20,500, respectively.

        On May 2, 2011, we sold our membership interests in Fischbein, LLC ("Fischbein") for $12,396 of gross proceeds, $1,479 of which is deferred revenue held in escrow, realizing a gain of $9,893, and received a repayment on the loan that was outstanding. We subsequently made a $3,334 senior secured second-lien term loan and invested $875 in the common equity of Fischbein with the new ownership group.

        On December 3, 2010, we exercised our warrants in Miller Petroleum, Inc ("Miller") and received 2,013,814 shares of Miller common stock. On December 27, 2010, we sold 1,397,510 these shares receiving $3.95 of net proceeds per share, realizing a gain of $5,415. On January 10, 2011, we sold the remaining 616,304 shares of Miller common stock receiving $4.23 of net proceeds per share, realizing an additional gain of $2,561. The total gain was $7,976 on the sale of the Miller common stock.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 4. Portfolio Investments (Continued)

        During the quarter ended March 31, 2009, we discontinued operations at CCEI. As of June 30, 2009, consistent with the decision to discontinue operations, we determined that the impairment of CCEI and CCEHI was other-than-temporary and recorded a realized loss of $41,134 for the amount that the amortized cost exceeded the fair market value. As of June 30, 2011 and June 30, 2010, we set the value of the CCEHI investment at zero.

        During the quarter ended December 31, 2009, we discontinued operations at Yatesville. As of December 31, 2009, consistent with the decision to discontinue operations, we determined that the impairment of Yatesville was other-than-temporary and recorded a realized loss of $51,228 for the amount that the amortized cost exceeded the fair market value. As of June 30, 2011 and June 30, 2010, Yatesville is valued at zero and $808, respectively.

        The original cost basis of debt placements and equity securities acquired, including follow-on investments for existing portfolio companies, totaled $953,337, $364,788 and $98,305 during the year ended June 30, 2011, June 30, 2010 and June 30, 2009, respectively. The $364,788 for the year ended June 30, 2010 includes $207,126 of portfolio investments acquired from Patriot. Debt repayments and sales of equity securities with a cost basis of approximately $285,862, $136,221and $27,007 were received during the year ended June 30, 2011, June 30, 2010 and June 30, 2009, respectively.

        During the year ended June 30, 2011, we recognized $22,084 of interest income due to purchase discount accretion from the assets acquired from Patriot. Included in the $22,084 is $4,912 of normal accretion, $12,035 of accelerated accretion resulting from the repayment of Impact Products, LLC, Label Corp Holdings Inc. ("LHC") and Prince Mineral Company, Inc. ("Prince"), and $4,968 of accelerated accretion resulting from the recapitalization of our debt investments in Arrowhead General Insurance Agency, Inc. ("Arrowhead"), The Copernicus Inc. ("Copernicus"), Fischbein and Northwestern Management Services, LLC ("Northwestern"). The restructured loans for Arrowhead, Copernicus, Fischbein and Northwestern were issued at market terms comparable other industry transactions. In accordance with ASC 320-20-35 the cost basis of the new loan was recorded at par value, which precipitated the acceleration of original purchase discount from the loan repayment which was recognized as interest income.

        During the period from the acquisition of Patriot on December 2, 2009 to June 30, 2010, we recognized $18,795 of interest income due to purchase discount accretion from the assets acquired from Patriot. Included in this amount $4,579 of normal accretion and $14,216 of accelerated accretion resulting from the early repayments of four loans, three revolving lines of credit, sale of one investment position and restructuring of our loans to Aircraft Fasteners International, LLC, EXL Acquisition Inc., LHC, Prince, ROM Acquisition Corporation. The revised terms were more favorable than the original terms and increased the present value of the future cash flows. In accordance with ASC 320-20-35 the cost basis of the new loans were recorded at par value, which precipitated the acceleration of original purchase discount from the loan repayment which was recognized as interest income.

        As of June 30, 2011, $8,634 of purchase discount from the assets acquired from Patriot remains to be accreted as interest income, of which $837 is expected to be amortized during the three months ending September 30, 2011.

        As of June 30, 2011, $963,163 of our loans bear interest at floating rates, $953,785 of which have Libor floors ranging from 1.00% to 6.00%.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 5. Revolving Credit Agreements

        On June 6, 2007, we closed on a $200,000 three-year revolving credit facility (as amended on December 31, 2007) with Rabobank Nederland ("Rabobank") as administrative agent and sole lead arranger (the "Rabobank Facility").

        On June 25, 2009, we completed a first closing on an expanded $250,000 revolving credit facility. The new Syndicated Facility, which had $175,000 total commitments as of June 30, 2009, included an accordion feature which allows the Syndicated Facility to accept up to an aggregate total of $250,000 of commitments for which we solicited additional commitments from other lenders for an additional $35,000 raising the commitments to $210,000. The revolving period ended on June 11, 2010, when we closed on our expanded revolving credit facility. On June 11, 2010, we closed an extension and expansion of our revolving credit facility with a syndicate of lenders (the "Syndicated Facility"). The lenders have extended commitments of $325,000 under the Syndicated Facility as of June 30, 2011; which was increased to $375,000 on July 8, 2011. The Syndicated Facility includes an accordion feature which allows the facility to be increased to up to $400,000 of commitments in the aggregate to the extent additional or existing lenders commit to increase the commitments. We will seek to add additional lenders in order to reach the maximum size; although no assurance can be given we will be able to do so. As we pledge additional investments to the Syndicated Facility, we will generate additional availability to the extent such investments are eligible to be placed into the borrowing base. The revolving period of the Syndicated Facility extends through June 2012, with an additional one year amortization period (with distributions allowed) after the completion of the revolving period. During such one year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one year amortization period, the remaining balance will become due if required by the lenders.

        The Syndicated Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The Syndicated Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Syndicated Facility. The Syndicated Facility also requires the maintenance of a minimum liquidity requirement. At June 30, 2011, we were in compliance with the applicable covenants.

        Interest on borrowings under the Syndicated Facility is one-month Libor plus 325 basis points, subject to a minimum Libor floor of 100 basis points. Additionally, the lenders charge a fee on the unused portion of the Syndicated Facility equal to either 75 basis points if at least half of the credit facility is used or 100 basis points otherwise. The Syndicated Facility requires us to pledge assets as collateral in order to borrow under the credit facility. As of June 30, 2011 and June 30, 2010, we had $255,673 and $180,678 available to us for borrowing under our Syndicated Facility, of which $84,200 and $100,300 was outstanding, respectively. As we make additional investments which are eligible to be pledged under the Syndicated Facility, we will generate additional availability to the extent such investments are eligible to be placed into the borrowing base. At June 30, 2011, the investments used as collateral for the Syndicated Facility had an aggregate market value of $700,321 which represents 62.8% of net assets. Prospect Capital Funding, LLC, our wholly-owned subsidiary, holds $631,915 of

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 5. Revolving Credit Agreements (Continued)

these investments at market value as of June 30, 2011. The release of any assets from Prospect Capital Funding, LLC requires the approval of Rabobank as facility agent.

        In connection with the origination and amendments of the Syndicated Facility, we incurred $10,276 of fees, including $3,224 of fees carried over from the previous facility, which are being amortized over the term of the facility in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $5,430 remains to be amortized.

Note 6. Senior Convertible Notes

        On December 21, 2010, we issued $150,000 in aggregate principal amount of our 6.25% senior convertible notes due 2015 ("2010 Notes") for net proceeds (after deducting underwriting expenses) of approximately $145,200. Interest on the 2010 Notes is paid semi-annually in arrears on June 15 and December 15, at a rate of 6.25% per year, commencing June 15, 2011. The 2010 Notes mature on December 15, 2015 unless converted earlier. The 2010 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at June 30, 2011 of 88.0902 and 88.0932 shares, respectively, of common stock per $1,000 principal amount of 2010 Notes, which is equivalent to a conversion price of approximately $11.352 per share of common stock, subject to adjustment in certain circumstances. The conversion rate for the 2010 Notes will be increased when monthly cash dividends paid to common shares exceed the monthly dividend rate of $0.101125 per share, subject to adjustment.

        On February 18, 2011, we issued $172,500 in aggregate principal amount of our 5.50% senior convertible notes due 2016 ("2011 Notes") for net proceeds following underwriting expenses of approximately $167,325. Interest on the 2011 Notes is paid semi-annually in arrears on February 15 and August 15, at a rate of 5.50% per year, commencing August 15, 2011. The 2011 Notes mature on August 15, 2016 unless converted earlier. The 2011 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at June 30, 2011 of 78.3699 and 78.3717 shares, respectively, of common stock per $1,000 principal amount of 2011 Notes, which is equivalent to a conversion price of approximately $12.76 per share of common stock, subject to adjustment in certain circumstances. The conversion rate for the 2011 Notes will be increased when monthly cash dividends paid to common shares exceed the monthly dividend rate of $0.101150 per share.

        In no event will the total number of shares of common stock issuable upon conversion exceed 96.8992 per $1,000 principal amount of the 2010 Notes (the "conversion rate cap"), except that, to the extent we receive written guidance or a no-action letter from the staff of the Securities and Exchange Commission (the "Guidance") permitting us to adjust the conversion rate in certain instances without regard to the conversion rate cap and to make the 2010 Notes convertible into certain reference property in accordance with certain reclassifications, business combinations, asset sales and corporate events by us without regard to the conversion rate cap, we will make such adjustments without regard to the conversion rate cap and will also, to the extent that we make any such adjustment without regard to the conversion rate cap pursuant to the Guidance, adjust the conversion rate cap accordingly. We will use our commercially reasonable efforts to obtain such Guidance as promptly as practicable.

        Prior to obtaining the Guidance, we will not engage in certain transactions that would result in an adjustment to the conversion rate increasing the conversion rate beyond what it would have been in the absence of such transaction unless we have engaged in a reverse stock split or share combination

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 6. Senior Convertible Notes (Continued)

transaction such that in our reasonable best estimation, the conversion rate following the adjustment for such transaction will not be any closer to the conversion rate cap than it would have been in the absence of such transaction.

        Upon conversion, unless a holder converts after a record date for an interest payment but prior to the corresponding interest payment date, the holder will receive a separate cash payment with respect to the Notes surrendered for conversion representing accrued and unpaid interest to, but not including the conversion date. Any such payment will be made on the settlement date applicable to the relevant conversion on the 2010 Notes and 2011 Notes (collectively, "Senior Convertible Notes").

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

        In connection with the issuance of the Senior Convertible Notes, we incurred $10,562 of fees which are being amortized over the term of the facility in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $9,845 remains to be amortized and is included within deferred financing costs of $15,275 on the consolidated statements of assets and liabilities.

        During the year ended June 30, 2011, we recorded $17,598 of interest costs and amortization of financing costs as interest expense.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 7. Equity Offerings, Offering Expenses, and Distributions

        We issued 38,519,828 and 16,683,197 shares of our common stock during the years ended June 30, 2011 and June 30, 2010, respectively. The proceeds raised, the related underwriting fees, the offering expenses and the prices at which these shares were issued are as follows:

Issuances of Common Stock	Number of Shares Issued	Gross Proceeds Raised	Underwriting Fees	Offering Expenses	Average Offering Price
During the year ended June 30, 2011:
June 24, 2011	10,000,000	$101,500	$1,100	$227	$10.150
April 7, 2011	9,000,000	$102,600	$—	$436	$11.400
November 16, 2010 - December15, 2010(1)	4,513,920	$45,147	$904	$459	$10.000
September 29, 2010 - November 3, 2010(2)	5,231,956	$51,597	$1,033	$163	$9.861
July 22, 2010 - September 28, 2010(3)	6,000,000	$58,403	$1,156	$103	$9.734
July 1, 2010 - July 21, 2010(4)	2,748,600	$26,799	$536	$—	$9.749
During the year ended June 30, 2010:
March 23, 2010 - June 30, 2010(4)	5,251,400	$60,378	$1,210	$624	$11.500
September 24, 2009(5)	2,807,111	$25,264	$—	$840	$9.000
August 20, 2009(5)	3,449,686	$29,322	$—	$117	$8.500
July 7, 2009	5,175,000	$46,575	$2,329	$200	$9.000

(1)
On November 10, 2010, we established a fourth at-the-market program through which we could sell, from time to time and at our sole discretion 9,750,000 shares of our common stock. Through this program we issued 4,513,920 shares of our common stock at an average price of $10.00 per share, raising $45,147 of gross proceeds, from November 16, 2010 through December 15, 2010.

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 7. Equity Offerings, Offering Expenses, and Distributions (Continued)

        Our shareholders' equity accounts at June 30, 2011 and June 30, 2010 reflect cumulative shares issued as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters and our dividend reinvestment plan. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.

        On December 2, 2009, we issued 8,444,068 shares of common stock to acquire Patriot. This transaction is described in further detail in Note 3.

        On October 9, 2008, our Board of Directors approved a share repurchase plan under which we may repurchase up to $20,000 of our common stock at prices below our net asset value as reported in our financial statements published for the year ended June 30, 2008. We have not made any purchases of our common stock during the period from October 9, 2008 to June 30, 2011 pursuant to this plan.

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

        During the years ended June 30, 2011 and June 30, 2010, we issued 1,025,352 and 1,016,513 shares, respectively, of our common stock in connection with the dividend reinvestment plan.

        Our Board of Directors, pursuant to the Maryland General Corporation Law, executed Articles of Amendment to increase the number of shares authorized for issuance from 100,000,000 to 200,000,000 in the aggregate. The amendment became effective August 31, 2010.

        At June 30, 2011, we have reserved 26,732,449 shares of our common stock for issuance upon conversion of the Senior Convertible Notes (See Note 6).

Note 8. Other Investment Income

        Other investment income consists of structuring fees, overriding royalty interests, settlement of net profit interests, deal deposits, administrative agent fee, and other miscellaneous and sundry cash

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 8. Other Investment Income (Continued)

receipts. Income from such sources was $19,930, $12,675 and $14,762 for the years ended June 30, 2011, June 30, 2010 and June 30, 2009, respectively.

	For The Year Ended
Income Source	June 30, 2011	June 30, 2010	June 30, 2009
Gain on Patriot acquisition (Note 3)	$—	$8,632	$—
Structuring and amendment fees	19,589	3,749	1,506
Overriding royalty interests	154	194	550
Settlement of net profits interests	—	—	12,651
Administrative agent fee	187	100	55

Other Investment Income	$19,930	$12,675	$14,762

Note 9. Net Increase in Net Assets per Common Share

        The following information sets forth the computation of net increase in net assets resulting from operations per common share for the years ended June 30, 2011, 2010 and 2009, respectively.

	For The Year Ended
	June 30, 2011	June 30, 2010	June 30, 2009
Net increase in net assets resulting from operations	$118,238	$19,625	$35,104
Weighted average common shares outstanding	85,978,757	59,429,222	31,559,905

Net increase in net assets resulting from operations per common share	$1.38	$0.33	$1.11

Note 10. Related Party Agreements and Transactions

Investment Advisory Agreement

        We have entered into an investment advisory and management agreement with Prospect Capital Management (the "Investment Advisory Agreement") under which the Investment Adviser, subject to the overall supervision of our Board of Directors, manages the day-to-day operations of, and provides investment advisory services to, us. Under the terms of the Investment Advisory Agreement, our Investment Adviser: (i) determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes, (ii) identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); and (iii) closes and monitors investments we make.

        Prospect Capital Management's services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. For providing these services the Investment Adviser receives a fee from us, consisting of two components: a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.00% on our gross assets (including amounts borrowed). For services currently

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 10. Related Party Agreements and Transactions (Continued)

rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters and appropriately adjusted for any share issuances or repurchases during the current calendar quarter.

        The total base management fees earned by and paid to Prospect Capital Management for the years ended June 30, 2011, June 30, 2010 and June 30, 2009 were $22,496, $13,929 and $11,915, respectively.

        The incentive fee has two parts. The first part, the income incentive fee, is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees and other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement described below, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment in kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a "hurdle rate" of 1.75% per quarter (7.00% annualized).

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

        The second part of the incentive fee, the capital gains incentive fee, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.00% of our realized capital gains for the

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 10. Related Party Agreements and Transactions (Continued)

calendar year, if any, computed net of all realized capital losses and unrealized capital depreciation at the end of such year. In determining the capital gains incentive fee payable to the Investment Adviser, we calculate the aggregate realized capital gains, aggregate realized capital losses and aggregate unrealized capital depreciation, as applicable, with respect to each investment that has been in its portfolio. For the purpose of this calculation, an "investment" is defined as the total of all rights and claims which maybe asserted against a portfolio company arising from our participation in the debt, equity, and other financial instruments issued by that company. Aggregate realized capital gains, if any, equal the sum of the differences between the aggregate net sales price of each investment and the aggregate cost basis of such investment when sold or otherwise disposed. Aggregate realized capital losses equal the sum of the amounts by which the aggregate net sales price of each investment is less than the aggregate cost basis of such investment when sold or otherwise disposed. Aggregate unrealized capital depreciation equals the sum of the differences, if negative, between the aggregate valuation of each investment and the aggregate cost basis of such investment as of the applicable calendar year-end. At the end of the applicable calendar year, the amount of capital gains that serves as the basis for our calculation of the capital gains incentive fee involves netting aggregate realized capital gains against aggregate realized capital losses on a since-inception basis and then reducing this amount by the aggregate unrealized capital depreciation. If this number is positive, then the capital gains incentive fee payable is equal to 20.00% of such amount, less the aggregate amount of any capital gains incentive fees paid since inception.

        Income incentive fees totaling $23,555, $16,798 and $14,790 were earned for the years ended June 30, 2011, June 30, 2010 and June 30, 2009, respectively. No capital gains incentive fees were earned for years ended June 30, 2011, June 30, 2010 and June 30, 2009, respectively.

Administration Agreement

        We have also entered into an Administration Agreement with Prospect Administration, LLC ("Prospect Administration") under which Prospect Administration, among other things, provides (or arranges for the provision of) administrative services and facilities for us. For providing these services, we reimburse Prospect Administration for our allocable portion of overhead incurred by Prospect Administration in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of our chief compliance officer and chief financial officer and his staff. For the years ended June 30, 2011, 2010 and 2009, the reimbursement was approximately $4,979, $3,361 and $2,856, respectively. Under this agreement, Prospect Administration furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Prospect Administration also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Prospect Administration assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, Prospect Administration also provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. The Administration

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 10. Related Party Agreements and Transactions (Continued)

Agreement may be terminated by either party without penalty upon 60 days' written notice to the other party. Prospect Administration is a wholly owned subsidiary of our Investment Adviser.

        The Administration Agreement provides that, absent willful misfeasance, bad faith or negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, Prospect Administration and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys' fees and amounts reasonably paid in settlement) arising from the rendering of Prospect Administration's services under the Administration Agreement or otherwise as administrator for us.

        Prospect Administration, pursuant to the approval of our Board of Directors, engaged Vastardis Fund Services LLC ("Vastardis") to serve as our sub-administrator to perform certain services required of Prospect Administration. Under the sub-administration agreement, Vastardis provided us with office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities. Vastardis also conducted relations with custodians, depositories, transfer agents, dividend disbursing agents, other stockholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable.

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

Managerial Assistance

        As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We billed $1,325, $892, and $846 of managerial assistance fees for the years ended June 30, 2011, June 30, 2010, and June 30, 2009, respectively, of which $128 and $247 remains on the consolidated statement of assets and liabilities as of June 30, 2011, and June 30, 2010, respectively. These fees are paid to the Administrator so we simultaneously accrue a payable to the Administrator for the same amounts, which remain on the consolidated statements of assets and liabilities.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 11. Merger Proposal to Allied Capital Corporation

        In January 2010, we delivered a proposal letter to Allied Capital Corporation ("Allied") noting our opposition to Allied's proposed merger with Ares Capital Corporation ("Ares") and containing an offer to acquire each outstanding Allied share in exchange for 0.385 of a share of our common stock. Allied expressed that our offer did not constitute a "Superior Proposal" as defined in their Merger Agreement with Ares and declined our January 2010 offer. In February 2010, we increased our offer to 0.4416 of a share of our common stock. This final offer was also declined by Allied. On March 5, 2010, following Allied's announcement of a special dividend to shareholders, we terminated our solicitation in opposition of the proposed merger with Ares. We incurred $852 of administrative and legal expense for advice relating to this potential acquisition for the year ended June 30, 2010.

Note 12. Litigation

        From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of these matters as they arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any such litigation as of June 30, 2011.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 13. Financial Highlights

	Year Ended June 30, 2011	Year Ended June 30, 2010	Year Ended June 30, 2009	Year Ended June 30, 2008	Year Ended June 30, 2007
Per Share Data(1):
Net asset value at beginning of period	$10.30	$12.40	$14.55	$15.04	$15.31
Costs related to the secondary public offering	—	—	—	(0.07)	(0.06)
Net investment income	1.10	1.13	1.87	1.91	1.47
Realized gain (loss)	0.19	(0.87)	(1.24)	(0.69)	0.12
Net unrealized appreciation (depreciation)	0.09	0.07	0.48	(0.05)	(0.52)
Net (decrease) increase in net assets as a result of public offering	(0.08)	(0.85)	(2.11)	—	0.26
Net increase in net assets as a result of shares issued for Patriot acquisition	—	0.12	—	—	—
Dividends to shareholders	(1.24)	(1.70)	(1.15)	(1.59)	(1.54)

Net asset value at end of period	$10.36	$10.30	$12.40	$14.55	$15.04

Per share market value at end of period	$10.11	$9.65	$9.20	$13.18	$17.47
Total return based on market value(2)	17.22%	17.66%	(18.60)%	(15.90)%	12.65%
Total return based on net asset value(2)	12.54%	(6.82)%	(0.61)%	7.84%	7.62%
Shares outstanding at end of period	107,606,690	69,086,862	42,943,084	29,520,379	19,949,065
Average weighted shares outstanding for period	85,978,757	59,429,222	31,559,905	23,626,642	15,724,095
Ratio / Supplemental Data:
Net assets at end of period (in thousands)	$1,114,357	$711,424	$532,596	$429,623	$300,048
Annualized ratio of operating expenses to average net assets	8.47%	7.54%	9.03%	9.62%	7.36%
Annualized ratio of net investment income to average net assets	10.60%	10.69%	13.14%	12.66%	9.71%

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 14. Selected Quarterly Financial Data (Unaudited)

	Investment Income		Net Investment Income		Net Realized and Unrealized Gains (Losses)		Net Increase (Decrease) in Net Assets from Operations
Quarter Ended	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)
September 30, 2007	15,391	0.77	7,865	0.39	685	0.04	8,550	0.43
December 31, 2007	18,563	0.80	10,660	0.46	(14,346)	(0.62)	(3,686)	(0.16)
March 31, 2008	22,000	0.92	12,919	0.54	(14,178)	(0.59)	(1,259)	(0.05)
June 30, 2008	23,448	0.85	13,669	0.50	10,317	0.38	23,986	0.88
September 30, 2008(2)	35,799	1.21	23,502	0.80	(9,504)	(0.33)	13,998	0.47
December 31, 2008	22,213	0.75	11,960	0.40	(5,436)	(0.18)	6,524	0.22
March 31, 2009	20,669	0.69	11,720	0.39	3,611	0.12	15,331	0.51
June 30, 2009	21,800	0.59	11,981	0.32	(12,730)	(0.34)	(749)	(0.02)
September 30, 2009	21,517	0.43	12,318	0.25	(18,696)	(0.38)	(6,378)	(0.13)
December 31, 2009(3)	31,801	0.55	19,258	0.33	(33,778)	(0.59)	(14,520)	(0.25)
March 31, 2010	32,005	0.50	18,974	0.30	6,966	0.11	25,940	0.41
June 30, 2010	29,236	0.44	16,640	0.25	(2,057)	(0.03)	14,583	0.22
September 30, 2010	35,212	0.47	20,995	0.28	4,585	0.06	25,580	0.34
December 31, 2010	33,300	0.40	19,080	0.23	12,861	0.16	31,940	0.38
March 31, 2011	44,573	0.51	23,956	0.27	9,803	0.11	33,759	0.38
June 30, 2011	56,391	0.58	30,190	0.31	(3,232)	(0.03)	26,959	0.28

(1)
Per share amounts are calculated using weighted average shares during period.

(2)
Additional income for this quarter was driven by other investment income from the settlement of net profits interests on IEC-Systems, LP and Advanced Rig Services, LLC for $12,576.

(3)
As adjusted for increase in earnings from Patriot. See Note 3.

Note 15. Subsequent Events

        On July 1, 2011, we made a senior secured follow-on investment of $2,500 in Boxercraft to support the acquisition of Jones & Mitchell, a supplier of college-licensed apparel.

        On July 8, 2011, we made a secured senior lien investment of $39,000 to support the recapitalization of Totes Isotoner Corporation.

        On July 11, 2011, we announced an increase to our credit facility of $50,000 to $375,000 raising the total commitments in the aggregate.

        On July 18, 2011, we issued 1,500,000 shares in connection with the exercise of an overallotment option granted with the June 21, 2011 offering of 10,000,000 shares which were delivered June 24, 2011, raising an additional $15,225 of gross proceeds and $15,060 of net proceeds.

        On July 22, 2011, we issued 102,890 shares of our common stock in connection with the dividend reinvestment plan.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Note 15. Subsequent Events (Continued)

        On August 5, 2011, we made a senior secured follow-on investment of $3,850 in ROM to support the acquisition of Havis Lighting Solutions, a supplier of products primarily used by emergency response and police vehicles.

        On August 9, 2011, we provided a $15,000 term loan to support the acquisition of Nobel Learning Communities, Inc., a leading national operator of private schools.

        On August 9, 2011, we made an investment of $32,116 to purchase 66% of the unrated subordinated notes in Babson CLO Ltd. 2011-I.

        On August 24, 2011, our Board of Directors approved a share repurchase plan under which we may repurchase up to $100,000 of our common stock at prices below our net asset value.

        On August 24, 2011, we announced the declaration of monthly dividends in the following amounts and with the following dates:

  •
  $0.101325 per share for September 2011 to holders of record on September 30, 2011 with a payment date of October 25, 2011; and

  •
  $0.101350 per share for October 2011 to holders of record on October 31, 2011 with a payment date of November 22, 2011.

        On August 26, 2011, we issued 106,869 shares of our common stock in connection with the dividend reinvestment plan.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        As of June 30, 2011, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Report of Management on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2011. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

        Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of June 30, 2011 based upon criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, management determined that the Company's internal control over financial reporting was effective as of June 30, 2011 based on the criteria on Internal Control—Integrated Framework issued by COSO. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

        Our management's assessment of the effectiveness of our internal control over financial reporting as of June 30, 2011 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Prospect Capital Corporation
New York, New York

        We have audited Prospect Capital Corporation's internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Prospect Capital Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Item 9A, Report of Management on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Prospect Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of assets and liabilities of Prospect Capital Corporation as of June 30, 2011 and 2010, and the related consolidated statements of income, changes in net assets, and cash flows for each of the three years in the period ended June 30, 2011 and our report dated, August 29, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York
August 29, 2011

Item 9B.    Other Information

        None.

PART III

        We will file a definitive Proxy Statement for our 2011 Annual Meeting of Stockholders, or the 2011 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2011 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.    Directors, Executive Officers and Corporate Governance.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of the Company's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). To the Company's knowledge, during the fiscal year ended June 30, 2011, the Company's officers, directors and greater than 10% stockholders had complied with all Section 16(a) filing requirements.

        The information required by Item 10 is hereby incorporated by reference from our 2011 Proxy Statement.

Code of Ethics

        We and Prospect Capital Management have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code's requirements. For information on how to obtain a copy of each code of ethics, see "Available Information" in Part I, Item 1 of this report.

Item 11.    Executive Compensation.

        The information required by Item 11 is hereby incorporated by reference from our 2011 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by Item 12 is hereby incorporated by reference from our 2011 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by Item 13 is hereby incorporated by reference from our 2011 Proxy Statement.

Item 14.    Principal Accounting Fees and Services.

        The information required by Item 14 is hereby incorporated by reference from our 2011 Proxy Statement.

PART IV

Item 15    Exhibits, Financial Statement Schedules

        The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

2.1	Agreement and Plan of Merger by and between Patriot Capital Funding, Inc. and Prospect Capital Corporation, dated as of August 3, 2009(12).

3.1	Articles of Amendment and Restatement(15).

3.2	Amended and Restated Bylaws(9).

4.1	Form of Share Certificate(1).

10.1	Investment Advisory Agreement between Registrant and Prospect Capital Management LLC(1).

10.2	Custodian Agreement(2).

10.3	Administration Agreement between Registrant and Prospect Administration LLC(1).

10.4	Transfer Agency and Service Agreement(2).

10.5	Dividend Reinvestment Plan(1).

10.6	License Agreement between Registrant and Prospect Capital Management LLC(1).

10.7	Loan and Servicing Agreement dated June 6, 2007 among Prospect Capital Funding LLC, Prospect Capital Corporation, the lenders from time to time party thereto and Coöperative Centrale Raisseisen-Boerenleenbank B.A., "Rabobank Nederland," New York Branch(6).

10.8	First Amendment to Loan and Servicing Agreement dated December 31, 2007 among Prospect Capital Funding LLC, Prospect Capital Corporation, and Coöperative Centrale Raisseisen-Boerenleenbank B.A., "Rabobank Nederland," New York Branch(7).

10.9	Amended and Restated Loan and Servicing Agreement dated June 25, 2009 among Prospect Capital Funding LLC, Prospect Capital Corporation and Coöperative Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland," New York Branch(11).

10.10	Amended and Restated Loan and Servicing Agreement dated June 11, 2010 among Prospect Capital Funding LLC, Prospect Capital Corporation, the lenders from time to time party thereto, the managing agents from time to time party thereto, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch and Key Equipment Finance Inc. as Syndication Agents, U.S. Bank National Association as Calculation Agent, Paying Agent and Documentation Agent, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch as Facility Agent(14).

10.11	Third Amended and Restated Loan and Servicing Agreement dated as of January 13, 2011 among Prospect Capital Funding, LLC, Prospect Capital Corporation, the lenders from time to time party thereto, the managing agents from time to time party thereto, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch and Key Equipment Finance Inc. as Syndication Agents, U.S. Bank National Association as Calculation Agent, Paying Agent and Documentation Agent, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch as Facility Agent(18).

10.12	Stock Purchase Agreement, dated as of August 17, 2009, among Prospect Capital Corporation and the purchasers named therein(13).

10.13		Registration Rights Agreement, dated as of August 17, 2009, among Prospect Capital Corporation and the purchasers named therein(13).

10.14		Indenture dated as of December 21, 2010, by and between Prospect Capital Corporation and American Stock Transfer & Trust Company, as Trustee(16).

10.15		Indenture dated as of February 18, 2011, by and between Prospect Capital Corporation and American Stock Transfer & Trust Company, as Trustee(17).

11		Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).

12		Computation of Ratios (included in the notes to the financial statements contained in this report).

14		Code of Conduct(10).

16		Letter regarding change in certifying accountant(4).

21		Subsidiaries of the Registrant: (included in the notes to the consolidated financial statements contained in this annual report)(8).

22.1		Proxy Statement(5).

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*
Filed herewith.

(1)
Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant's Registration Statement on Form N-2 (File No. 333-114522), filed on July 6, 2004.

(2)
Incorporated by reference to Pre-Effective Amendment No. 3 to the Registrant's Registration Statement on Form N-2 (File No. 333-114522), filed on July 23, 2004.

(3)
Incorporated by reference from the Registrant's Form 10-K filed on September 28, 2006.

(4)
Incorporated by reference to the form 8-K/A (File No. 814-00659), filed on January 21, 2005.

(5)
Incorporated by reference from the Registrant's Proxy Statement filed on September 17, 2010.

(6)
Incorporated by reference from the Registrant's Registration Statement on Form N-2 (File No. 333-143819) filed on September 5, 2007.

(7)
Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q filed on February 11, 2008.

(8)
Incorporated by reference from the Registrant's Form 10-K filed on September 28, 2007.

(9)
Incorporated by reference from the Registrant's Form 8-K filed on August 26, 2011.

(10)
Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q filed on November 10, 2008.

(11)
Incorporated by reference to Exhibit 99.1 of the Registrant's Form 8-K filed on June 26, 2009.

(12)
Incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K filed on August 5, 2009.

(13)
Incorporated by reference to Exhibit 10.1 and 10.2 of the Registrant's Form 8-K filed on August 21, 2009.

(14)
Incorporated by reference to Exhibit 99.1 of the Registrant's Form 8-K filed on June 15, 2010.

(15)
Incorporated by reference to Exhibit 3.1 of the Registrant's Form 8-K filed on September 7, 2010.

(16)
Incorporated by reference to Exhibit 4.1 and 10.1 of the Registrant's Form 8-K filed on December 21, 2010.

(17)
Incorporated by reference to Exhibit 4.1 and 10.1 of the Registrant's Form 8-K filed on February 18, 2011.

(18)
Incorporated by reference to Exhibit 99.1 of the Registrant's Form 8-K filed on January 20, 2011.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized August 29, 2011.

PROSPECT CAPITAL CORPORATION
By:	/s/ JOHN F. BARRY III John F. Barry III Chief Executive Officer and Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JOHN F. BARRY III John F. Barry, III	Chairman of the Board, Chief Executive Officer, Director	August 29, 2011
/s/ BRIAN H. OSWALD Brian H. Oswald	Chief Financial Officer	August 29, 2011
/s/ M. GRIER ELIASEK M. Grier Eliasek	President, Chief Operations Officer, Director	August 29, 2011
/s/ ANDREW C. COOPER Andrew C. Cooper	Director	August 29, 2011
/s/ WILLIAM J. GREMP William J. Gremp	Director	August 29, 2011
/s/ EUGENE S. STARK Eugene S. Stark	Director	August 29, 2011