Form 10-Q
period 2011-09-30
PROSPECT CAPITAL CORP
filed 2011-11-09
CIK 1287032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒   Accelerated Filer  ☐   Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes    ☒ No

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of November 9, 2011 was 109,506,161.

PROSPECT CAPITAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2011
TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

September 30, 2011 and June 30, 2011

(in thousands, except share and per share data)

	September 30, 2011	June 30, 2011
	(Unaudited)	(Audited)
Assets (Note 4)
Investments at fair value:
Control investments (net cost of $259,272 and $262,301, respectively)	$329,536	$310,072
Affiliate investments (net cost of $59,321 and $56,833, respectively)	72,410	72,337
Non-control/Non-affiliate investments (net cost of $1,279,983 and $1,116,600, respectively)	1,250,535	1,080,601
Total investments at fair value (net cost of $1,598,576 and $1,435,734, respectively, Note 3)	1,652,481	1,463,010

Investments in money market funds	48,218	59,903
Cash	1,975	1,492
Receivables for:
Interest, net	10,099	9,269
Other	38	267
Prepaid expenses	118	101
Deferred financing costs	14,618	15,275
Total Assets	1,727,547	1,549,317

Liabilities
Credit facility payable (Note 4)	233,500	84,200
Senior convertible notes (Note 5)	322,500	322,500
Dividends payable	11,087	10,895
Due to Prospect Administration (Note 9)	228	212
Due to Prospect Capital Management (Note 9)	12,109	7,706
Accrued expenses	6,853	5,876
Other liabilities	2,494	3,571
Total Liabilities	588,771	434,960
Net Assets	$1,138,776	$1,114,357

Components of Net Assets
Common stock, par value $0.001 per share (200,000,000 and 100,000,000 common shares authorized, respectively; 109,417,083 and 107,606,690 issued and outstanding, respectively) (Note 6)	$109	$108
Paid-in capital in excess of par (Note 6)	1,214,480	1,196,741
Distributions in excess of net investment income	(26,982)	(21,638)
Accumulated realized losses on investments	(102,737)	(88,130)
Unrealized appreciation on investments	53,906	27,276
Net Assets	$1,138,776	$1,114,357

Net Asset Value Per Share	$10.41	$10.36

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Three Months Ended September 30, 2011 and 2010
(in thousands, except share and per share data)
(Unaudited)

	For Three Months Ended September 30,

	2011	2010

Investment Income
Interest income: (Note 3)
Control investments	$6,165	$5,189
Affiliate investments	2,402	2,950
Non-control/Non-affiliate investments	33,320	20,782
Total interest income	41,887	28,921

Dividend income:
Control investments	6,700	1,750
Non-control/Non-affiliate investments	849	440
Money market funds	1	4
Total dividend income	7,550	2,194

Other income: (Note 7)
Control/affiliate investments	6	1,771
Affiliate investments	61	147
Non-control/Non-affiliate investments	5,838	2,179
Total other income	5,905	4,097
Total Investment Income	55,342	35,212

Operating Expenses
Investment advisory fees:
Base management fee (Note 9)	8,211	4,276
Income incentive fee (Note 9)	6,969	5,249
Total investment advisory fees	15,180	9,525

Interest and credit facility expenses	8,960	2,261
Legal fees	432	310
Valuation services	302	217
Audit, compliance and tax related fees	340	216
Allocation of overhead from Prospect Administration (Note 9)	1,116	800
Insurance expense	79	71
Directors’ fees	64	64
Other general and administrative expenses	992	753
Total Operating Expenses	27,465	14,217

Net Investment Income	27,877	20,995

Net realized (loss) gain on investments (Note 3)	(14,607)	527
Net change in unrealized appreciation on investments (Note 3)	26,630	4,058
Net Increase in Net Assets Resulting from Operations	$39,900	$25,580

Net increase in net assets resulting from operations per share
(Note 8 and Note 12)	$0.37	$0.34
Dividends declared per share	$0.30	$0.30

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
For The Three Months Ended September 30, 2011 and 2010
(in thousands, except share data)
(Unaudited)

	For The Three Months Ended September 30,
	2011	2010
Increase in Net Assets from Operations:
Net investment income	$27,877	$20,995
Net realized (loss) gain on investments	(14,607)	527
Net change in unrealized appreciation on investments	26,630	4,058
Net Increase in Net Assets Resulting from Operations	39,900	25,580

Dividends to Shareholders	(33,221)	(22,838)

Capital Share Transactions:
Proceeds from capital shares sold, net of underwriting costs	15,060	86,435
Less: Offering costs of public share offerings	(137)	(308)
Reinvestment of dividends	2,817	2,531
Net Increase in Net Assets Resulting from Capital Share Transactions	17,740	88,658

Total Increase in Net Assets	24,419	91,400
Net assets at beginning of period	1,114,357	711,424
Net Assets at End of Period	$1,138,776	$802,824

Capital Share Activity:
Shares sold	1,500,000	9,051,000
Shares issued through reinvestment of dividends	310,393	263,501
Net increase in capital share activity	1,810,393	9,314,501
Shares outstanding at beginning of period	107,606,690	69,086,862

Shares Outstanding at End of Period	109,417,083	78,401,363

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Three Months Ended September 30, 2011 and 2010
(in thousands, except share data)
(Unaudited)

	For The Three Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$39,900	$25,580
Net realized loss (gain) on investments	14,607	(527)
Net change in unrealized appreciation on investments	(26,630)	(4,058)
Accretion of purchase discount on investments	(928)	(4,305)
Amortization of deferred financing costs	2,088	990

Change in operating assets and liabilities
Payments for purchases of investments	(221,002)	(137,797)
Payment-in-kind interest	(1,573)	(3,154)
Proceeds from sale of investments and collection of investment principal	46,055	68,148
Net investments in money market funds	11,685	47,831
Increase in interest receivable	(830)	(542)
Increase in dividends receivable	—	(1,750)
Decrease (increase) in other receivables	229	(260)
Decrease (increase) in prepaid expenses	(17)	74
Increase in due from broker	—	(1,803)
Increase in due to broker	—	1,980
Increase in due to Prospect Administration	16	113
Increase (decrease) in due to Prospect Capital Management	4,403	(2,188)
Increase (decrease) in accrued expenses	977	(1,013)
(Decrease) increase in other liabilities	(1,077)	333
Net Cash Used In Operating Activities	(132,097)	(12,348)

Cash Flows from Financing Activities:
Borrowings under credit facility	284,300	93,200
Principal payments under credit facility	(135,000)	(146,900)
Financing costs paid and deferred	(1,431)	(770)
Proceeds from issuance of common stock, net of underwriting costs	15,060	86,435
Offering costs from issuance of common stock	(137)	(308)
Dividends paid	(30,212)	(19,328)
Net Cash Provided By Financing Activities	132,580	12,329

Total Increase (Decrease) in Cash	483	(19)
Cash balance at beginning of period	1,492	1,081
Cash Balance at End of Period	$1,975	$1,062

Cash Paid For Interest	$5,659	$982

Non-Cash Financing Activity:
Amount of shares issued in connection with dividend reinvestment plan	$2,817	$2,531

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2011 and June 30, 2011
(in thousands, except share data)

			September 30, 2011 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (25.00% or greater of voting control)

AIRMALL USA, Inc (27)	Pennsylvania / Property Management	Senior Secured Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor), due 6/30/2015)(3), (4)	$29,800	$29,800	$29,800	2.6%
		Senior Subordinated Term Loan (12.00% plus 6.00% PIK, due 12/31/2015)	12,500	12,500	12,500	1.1%
		Convertible Preferred Stock (9,919.684 shares)		9,920	9,226	0.8%
		Common Stock (100 shares)		—	—	0.0%
				52,220	51,526	4.5%
Ajax Rolled Ring & Machine, Inc.	South Carolina / Manufacturing	Senior Secured Note — Tranche A (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 4/01/2013)(3), (4)	20,497	20,497	20,497	1.8%
		Subordinated Secured Note — Tranche B (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor) plus 6.00% PIK, due 4/01/2013)(3), (4)	15,035	15,035	15,035	1.3%
		Convertible Preferred Stock — Series A (6,142.6 shares)		6,057	3,583	0.3%
		Unrestricted Common Stock (6 shares)		—	—	0.0%
				41,589	39,115	3.4%
AWCNC, LLC(19)	North Carolina / Machinery	Members Units — Class A (1,800,000 units)		—	—	0.0%
		Members Units — Class B-1 (1 unit)		—	—	0.0%
		Members Units — Class B-2 (7,999,999 units)		—	—	0.0%
				—	—	0.0%
Borga, Inc.	California / Manufacturing	Revolving Line of Credit — $1,000 Commitment (5.00% (PRIME + 4.75%) plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)(4), (25)	1,000	945	1,000	0.1%
		Senior Secured Term Loan B (8.50% (PRIME + 8.25%) plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)(4)	1,612	1,500	315	0.0%
		Senior Secured Term Loan C (12.00% plus 4.00% PIK plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)	9,072	706	—	0.0%
		Common Stock (100 shares)(21)		—	—	0.0%
		Warrants (33,750 warrants)(21)		—	—	0.0%
				3,151	1,315	0.1%
C&J Cladding LLC	Texas / Metal Services and Minerals	Membership Interest (400 units)(22)		580	4,804	0.4%
				580	4,804	0.4%
Change Clean Energy Holdings, Inc. (“CCEHI” or “Biomass”) (5)	Maine / Biomass Power	Common Stock (1,000 shares)		2,540	—	0.0%
				2,540	—	0.0%
Freedom Marine Services LLC(20)	Louisiana / Shipping Vessels	Subordinated Secured Note (12.00% (LIBOR + 6.11% with 5.89% LIBOR floor) plus 4.00% PIK, in non-accrual status effective 10/1/2010, due 12/31/2011)(4)	12,360	11,866	2,946	0.3%
		Net Profits Interest (22.50% payable on equity distributions)(7)		—	—	0.0%
				11,866	2,946	0.3%
Gas Solutions Holdings, Inc.(8), (3)	Texas / Gas Gathering and Processing	Senior Secured Note (18.00%, due 12/11/2016)	25,000	25,000	25,000	2.2%
		Junior Secured Note (18.00%, due 12/12/2016)	12,000	12,000	12,000	1.1%
		Common Stock (100 shares)		5,003	68,634	6.0%
				42,003	105,634	9.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2011 and June 30, 2011
(in thousands, except share data)

			September 30, 2011 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (25.00% or greater of voting control)

Integrated Contract Services, Inc. (9)	North Carolina / Contracting	Secured Promissory Notes (15.00%, in non-accrual status effective 12/22/2010, due 3/21/2012 – 7/24/2013) (10)	$2,080	$2,079	$1,701	0.1%
		Senior Demand Note (15.00%, in non-accrual status effective 11/1/2010, past due)(10)	1,170	1,170	—	0.0%
		Senior Secured Note (7.00% plus 7.00% PIK plus 6.00% default interest, in non-accrual status effective 10/09/2007, past due)	960	660	—	0.0%
		Junior Secured Note (7.00% plus 7.00% PIK plus 6.00% default interest, in non-accrual status effective 10/09/2007, past due)	14,003	14,003	—	0.0%
		Preferred Stock — Series A (10 shares)		—	—	0.0%
		Common Stock (49 shares)		679	—	0.0%
				18,591	1,701	0.1%
Iron Horse Coiled Tubing, Inc. (23)	Alberta, Canada / Production Services	Senior Secured Tranche 2 (Zero Coupon, due 12/31/2015)	2,338	2,338	2,306	0.2%
		Senior Secured Tranche 3 (2.00%, due 12/31/2015)	9,000	8,781	8,925	0.8%
		Common Stock (3,821 shares)		268	1,957	0.2%
				11,387	13,188	1.2%
Manx Energy, Inc. (“Manx”)(12)	Kansas / Oil & Gas Production	Appalachian Energy Holdings, LLC (“AEH”) — Senior Secured Note (8.00%, in non-accrual status effective 1/19/2010, due 1/19/2013)	2,294	2,000	—	0.0%
		Coalbed, LLC — Senior Secured Note (8.00%, in non-accrual status effective 1/19/2010, due 1/19/2013)(6)	6,882	5,991	—	0.0%
		Manx — Senior Secured Note (13.00%, in non-accrual status effective 1/19/2010, due 1/19/2013)	3,550	3,550	1,650	0.1%
		Manx — Preferred Stock (6,635 shares)		6,307	—	0.0%
		Manx — Common Stock (3,416,335 shares)		1,171	—	0.0%
				19,019	1,650	0.1%
NMMB Holdings, Inc. (24)	New York / Media	Revolving Line of Credit — $3,000 Commitment (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor), due 5/6/2016) (4), (25)	—	—	—	0.0%
		Senior Term Loan (14.00%, due 5/6/2016)	23,700	23,700	23,700	2.1%
		Senior Subordinated Term Loan (15.00%, due 5/6/2016)	2,800	2,800	2,800	0.2%
		Series A Preferred Stock (4,400 shares)		4,400	5,358	0.5%
				30,900	31,858	2.8%
NRG Manufacturing, Inc.	Texas / Manufacturing	Senior Secured Note (16.50% (LIBOR + 11.00% with 5.50% LIBOR floor), due 7/31/2012)(3), (4)	13,080	13,080	13,080	1.1%
		Common Stock (800 shares)		2,317	45,122	4.0%
				15,397	58,202	5.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2011 and June 30, 2011
(in thousands, except share data)

			September 30, 2011 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (25.00% or greater of voting control)

Nupla Corporation	California / Home & Office Furnishings, Housewares & Durable	Revolving Line of Credit — $2,000 Commitment (7.25% (PRIME + 6.00%), plus 2.00% default interest, due 9/04/2012)(4), (25)	$1,093	$1,030	$1,093	0.1%
		Senior Secured Term Loan A (8.00% (PRIME + 6.75%) plus 2.00% default interest, due 9/04/2012)(4)	4,418	782	4,000	0.4%
		Senior Subordinated Debt (15.00% PIK, in non-accrual status effective 4/01/2009, due 3/04/2013)	4,059	—	96	0.0%
		Preferred Stock — Class A (2,850 shares)		—	—	0.0%
		Preferred Stock — Class B (1,330 shares)		—	—	0.0%
		Common Stock (2,360,743 shares)		—	—	0.0%
				1,812	5,189	0.5%
R-V Industries, Inc.	Pennsylvania / Manufacturing	Warrants (200,000 warrants, expiring 6/30/2017)		1,682	3,330	0.3%
		Common Stock (545,107 shares)		5,087	9,078	0.8%
				6,769	12,408	1.1%
Yatesville Coal Holdings, Inc.(11)	Kentucky / Mining, Steel, Iron and Non-Precious Metals and Coal Production	Senior Secured Note (Non-accrual status effective 1/01/2009, past due)(4)	1,035	1,035	—	0.0%
		Junior Secured Note (Non-accrual status effective 1/01/2009, past due)(4)	414	413	—	0.0%
		Common Stock (1,000 shares)		—	—	0.0%
				1,448	—	0.0%
		Total Control Investments		259,272	329,536	28.9%

Affiliate Investments (5.00% to 24.99% voting control)

BNN Holdings Corp., (f/k/a Biotronic NeuroNetwork)	Michigan / Healthcare	Senior Secured Note (11.50% (LIBOR + 7.00% with 4.50% LIBOR floor) plus 1.00% PIK, due 2/21/2013)(3), (4)	26,227	26,227	27,014	2.4%
		Preferred Stock Series A (9,925.455 shares)(13)		2,300	3,382	0.3%
		Preferred Stock Series B (1,753.64 shares)(13)		579	851	0.1%
				29,106	31,247	2.8%
Boxercraft Incorporated	Georgia / Textiles & Leather	Senior Secured Term Loan A (9.50% (LIBOR + 6.50% with 3.00% LIBOR floor), due 9/16/2013)(3), (4)	2,469	2,232	2,506	0.2%
		Senior Secured Term Loan B (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor), due 9/16/2013)(3), (4)	4,739	4,081	4,810	0.4%
		Senior Secured Term Loan C (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 9/16/2013)(3), (4)	2,294	2,294	2,329	0.2%
		Subordinated Secured Term Loan (12.00% plus 3.00% PIK, due 3/16/2014)(3)	7,787	6,614	7,904	0.7%
		Preferred Stock (1,000,000 shares)		—	1,094	0.1%
		Common Stock (10,000 shares)		—	—	0.0%
				15,221	18,643	1.6%
Smart, LLC(14)	New York / Diversified / Conglomerate Service	Membership Interest — Class B (1,218 units)		—	—	0.0%
		Membership Interest — Class D (1 unit)		—	—	0.0%
				—	—	0.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
September 30, 2011 and June 30, 2011
(in thousands, except share data)

			September 30, 2011 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Affiliate Investments (5.00% to 24.99% voting control)

Sport Helmets Holdings, LLC(14)	New York / Personal & Nondurable Consumer Products	Revolving Line of Credit — $3,000 Commitment (3.97% (LIBOR + 3.75%), due 12/14/2013) (4), (25), (26)	$—	$—	$—	0.0%
		Senior Secured Term Loan A (3.97% (LIBOR + 3.75%), due 12/14/2013)(3), (4)	1,900	1,232	1,874	0.2%
		Senior Secured Term Loan B (4.47%, (LIBOR + 4.25%) due 12/14/2013)(3), (4)	7,294	5,744	7,172	0.6%
		Senior Subordinated Debt — Series A (12.00% plus 3.00% PIK, due 6/14/2014)(3)	7,608	6,446	7,608	0.7%
		Senior Subordinated Debt — Series B (10.00% plus 5.00% PIK, due 6/14/2014)(3)	1,445	1,113	1,444	0.1%
		Common Stock (20,974 shares)		459	4,422	0.4%
				14,994	22,520	2.0%
		Total Affiliate Investments		59,321	72,410	6.4%

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

ADAPCO, Inc.	Florida / Ecological	Common Stock (5,000 shares)		141	214	0.0%
				141	214	0.0%
Aircraft Fasteners International, LLC	California / Machinery	Revolving Line of Credit — $500 Commitment (9.50% (LIBOR + 7.00% with 2.50% LIBOR floor), due 11/01/2012)(4) , (25), (26)	—	—	—	0.0%
		Senior Secured Term Loan (9.50% (LIBOR + 7.00% with 2.50% LIBOR floor), due 11/01/2012)(3), (4)	3,527	3,527	3,527	0.3%
		Junior Secured Term Loan (12.00% plus 6.00% PIK, due 5/01/2013)(3)	4,975	4,975	4,975	0.4%
		Convertible Preferred Stock (32,500 units)		396	378	0.0%
				8,898	8,880	0.7%
American Gilsonite Company	Utah / Specialty Minerals	Senior Subordinated Note (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/10/2016) (3), (4)	30,169	30,169	30,169	2.7%
		Membership Interest in AGC/PEP, LLC (99.9999%)(15)		—	4,799	0.4%
				30,169	34,968	3.1%
Anchor Hocking, LLC	Ohio / Durable Consumer Products	Senior Secured Term Loan (10.50% (LIBOR + 9.00% with 1.50% LIBOR floor), due 9/27/2016) (4)	23,000	23,000	23,000	2.0%
				23,000	23,000	2.0%
Arrowhead General Insurance Agency, Inc.(16)	California / Insurance	Junior Secured Term Loan (11.25% (LIBOR + 9.50% with 1.75% LIBOR floor), due 9/30/2017) (4)	27,000	27,000	24,540	2.2%
				27,000	24,540	2.2%
Babson CLO Ltd 2011-I	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	—	32,116	32,116	2.8%
				32,116	32,116	2.8%
Byrider Systems Acquisition Corp.	Indiana / Auto Finance	Senior Subordinated Notes (12.00% plus 2.00% PIK, due 11/3/2016) (3)	25,168	25,168	25,378	2.2%
				25,168	25,378	2.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
September 30, 2011 and June 30, 2011
(in thousands, except share data)

			September 30, 2011 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Caleel + Hayden, LLC (14)	Colorado / Personal & Nondurable Consumer Products	Membership Units (7,500 shares) Options in Mineral Fusion Natural Brands, LLC (11,662 options)		$351 —	$39 —	0.0% 0.0%
				351	39	0.0%
Capstone Logistics, LLC(4)	Georgia / Commercial Services	Senior Secured Term Loan A (7.50% (LIBOR + 5.50% with 2.00% LIBOR floor), due 9/16/2016)	$41,500	41,500	41,500	3.6%
		Senior Secured Term Loan B (13.50% (LIBOR + 11.50% with 2.00% LIBOR floor), due 9/16/2016)
			49,000	49,000	49,000	4.3%
				90,500	90,500	7.9%
Cargo Airport Services USA, LLC	New York / Transportation	Revolving Line of Credit — $5,000 Commitment (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor), due 3/31/2012)(4) ,(25)	1,000	1,000	1,000	0.1%
		Senior Secured Term Loan (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor), due 3/31/2016) (3), (4)	52,338	52,338	53,036	4.7%
		Common Equity (1.5 units)		1,500	1,627	0.1%
				54,838	55,663	4.9%
Clearwater Seafoods LP	Canada / Food Products	Second Lien Term Loan (12.00%, due 2/4/2016) (3)	45,000	45,000	45,000	4.0%
				45,000	45,000	4.0%
The Copernicus Group, Inc.	North Carolina / Healthcare	Revolving Line of Credit — $1,000 Commitment (8.00% (LIBOR + 5.00% with 3.00% LIBOR floor), due 2/9/2016)(4), (25)	—	—	—	0.0%
		Senior Secured Term Loan A (8.00% (LIBOR + 5.00% with 3.00% LIBOR floor), due 2/9/2016)(3), (4)	10,688	10,688	10,848	1.0%
		Senior Secured Term Loan B (14.00% (LIBOR + 11.00% with 3.00% LIBOR floor), due 2/9/2016) (3), (4)	11,250	11,250	11,419	1.0%
		Preferred Stock — Series A (1,000,000 shares)		67	1,448	0.1%
		Preferred Stock — Series C (212,121 shares)		212	419	0.0%
				22,217	24,134	2.1%
CRT MIDCO, LLC	Wisconsin / Media	Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 6/30/2017)(3), (4)	74,625	74,625	74,625	6.6%
				74,625	74,625	6.6%
Diamondback Operating, LP	Oklahoma / Oil & Gas Production	Net Profits Interest (15.00% payable on Equity distributions)(7)		—	—	0.0%
				—	—	0.0%
Empire Today, LLC(16)	Illinois / Durable Consumer Products	Senior Secured Note (11.375%, due 2/1/2017)	7,500	7,427	7,500	0.7%
				7,427	7,500	0.7%
Fairchild Industrial Products, Co.	North Carolina / Electronics	Preferred Stock — Class A (285.1 shares) Common Stock — Class B (28 shares)		377 211	805 570	0.1% 0.1%
				588	1,375	0.2%
Fischbein, LLC	North Carolina / Machinery	Senior Subordinated Debt (12.00% plus 2.00% PIK, due 10/31/2016)	3,362	3,362	3,362	0.3%
		Membership Class A (875,000 units)		875	1,240	0.1%
				4,237	4,602	0.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
September 30, 2011 and June 30, 2011
(in thousands, except share data)

			September 30, 2011 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

H&M Oil & Gas, LLC	Texas / Oil & Gas Production	Senior Secured Note (13.00% (LIBOR + 7.50% with 5.50% LIBOR floor) plus 3.00% PIK, in non-accrual status effective 01/01/2011, past due)(4)	$61,398	$60,019	$38,785	3.4%
		Net Profits Interest (8.00% payable on Equity distributions)(7)		—	—	0.0%
				60,019	38,785	3.4%
Hoffmaster Group, Inc.	Wisconsin / Durable Consumer Products	Second Lien Term Loan (13.50%, due 6/2/2017)(3)	20,000	20,000	20,400	1.8%
				20,000	20,400	1.8%
Hudson Products Holdings, Inc.(16)	Texas / Manufacturing	Senior Secured Term Loan (8.50% (PRIME + 4.50% with 4.00% PRIME floor), due 8/24/2015)(3), (4)	6,332	5,829	5,417	0.5%
				5,829	5,417	0.5%
ICON Health & Fitness, Inc.(16)	Utah / Durable Consumer Products	Senior Secured Note (11.875% , due 10/15/2016) (3)	43,100	43,396	44,380	3.9%
				43,396	44,380	3.9%
IEC-Systems, LP (“IEC”) /Advanced Rig Services, LLC (“ARS”)	Texas / Oilfield Fabrication	IEC Senior Secured Note (12.00% (LIBOR + 6.00% with 6.00% LIBOR floor) plus 3.00% PIK, due 11/20/2012)(3), (4)	14,244	14,244	14,244	1.3%
		ARS Senior Secured Note (12.00% (LIBOR + 6.00% with 6.00% LIBOR floor) plus 3.00% PIK, due 11/20/2012)(3), (4)	6,665	6,665	6,665	0.6%
				20,909	20,909	1.9%
JHH Holdings, Inc.	Texas / Healthcare	Senior Subordinated Debt (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 6/23/2016) (3), (4)	15,537	15,537	15,537	1.4%
				15,537	15,537	1.4%
LHC Holdings Corp.	Florida / Healthcare	Revolving Line of Credit — $750 Commitment (8.50% (LIBOR + 6.00% with 2.50% LIBOR floor), due 6/30/2012) (4), (25), (26)	—	—	—	0.0%
		Senior Secured Term Loan A (8.50% (LIBOR + 6.00% with 2.50% LIBOR floor), due 6/30/2012)(3), (4)	519	519	519	0.0%
		Senior Subordinated Debt (12.00% plus 2.50% PIK, due 5/31/2013)(3)	4,565	4,328	4,543	0.4%
		Membership Interest (125 units)		216	200	0.0%
				5,063	5,262	0.4%
Mac & Massey Holdings, LLC	Georgia / Food Products	Senior Subordinated Debt (10.00% plus 5.75% PIK, due 2/10/2013) (3)	9,323	8,502	9,323	0.8%
		Membership Interest (250 units)		96	659	0.1%
				8,598	9,982	0.9%
Maverick Healthcare, LLC	Arizona / Healthcare	Preferred Units (1,250,000 units) Common Units (1,250,000 units)		1,252 —	1,498 —	0.1% 0.0%
				1,252	1,498	0.1%
Medical Security Card Company, LLC(4)	Arizona / Healthcare	Revolving Line of Credit - $1,500 Commitment (9.50% (LIBOR + 7.00% with 2.50% LIBOR floor), due 2/1/2016) (25)	—	—	—	0.0%
		Senior Secured Term Loan (11.25% (LIBOR + 8.75% with 2.50% LIBOR floor), due 2/1/2016)(3)	19,988	19,988	19,988	1.8%
				19,988	19,988	1.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
September 30, 2011 and June 30, 2011

(in thousands, except share data)

			September 30, 2011 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Mood Media Corporation(16)	Canada / Media	Senior Subordinated Term Loan (10.25% (LIBOR + 8.75% with 1.50% LIBOR floor), due 11/6/2018)(4)	$15,000	$14,855	$15,093	1.3%
				14,855	15,093	1.3%
New Meatco Provisions, LLC.	California / Food Products	Senior Subordinated Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor) plus 4.00%, PIK due 4/18/2016) (4)	13,240	13,240	11,245	1.0%
				13,240	11,245	1.0%
Nobel Learning Communities, Inc.	Pennsylvania / Consumer Services	Subordinated Unsecured (11.50% plus 1.50% PIK, due 8/9/2017)	15,033	15,033	15,033	1.3%
				15,033	15,033	1.3%
Northwestern Management Services, LLC	Florida / Healthcare	Revolving Line of Credit — $1,500 Commitment (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 7/30/2015)(4) , (25)	—	—	—	0.0%
		Senior Secured Term Loan A (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 7/30/2015)(3), (4)	17,128	17,128	17,128	1.5%
		Common Stock (50 shares)		371	616	0.1%
				17,499	17,744	1.6%
Out Rage, LLC(4)	Wisconsin / Durable Consumer Products	Revolving Line of Credit - $1,500 Commitment (11.0% (LIBOR + 8.00% with 3.00% LIBOR floor), due 3/2/2015)(25)	—	—	—	0.0%
		Senior Secured Term Loan (11.00% (LIBOR + 8.00% with 3.00% LIBOR floor), due 3/2/2015)	12,344	12,344	12,344	1.1%
				12,344	12,344	1.1%
Pinnacle Treatment Centers, Inc.(4)	Pennsylvania / Healthcare	Revolving Line of Credit —$1,000 Commitment (8.0% (LIBOR + 5.00% with 3.00% LIBOR floor), due 1/10/2016) (25)	200	200	200	0.0%
		Senior Secured Term Loan (11.00% (LIBOR + 8.00% with 3.00% LIBOR floor), due 1/10/2016)(3)	18,525	18,525	17,961	1.6%
				18,725	18,161	1.6%
Potters Holdings II, L.P.(16)	Pennsylvania / Manufacturing	Senior Subordinated Term Loan (10.25% (LIBOR + 8.50% with 1.75% LIBOR floor), due 11/6/2017)(3), (4)	15,000	14,785	15,015	1.3%
				14,785	15,015	1.3%
Pre-Paid Legal Services, Inc.(16)	Oklahoma / Consumer Services	Senior Subordinated Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 12/31/2016)(3), (4)	5,000	5,000	5,000	0.4%
				5,000	5,000	0.4%
Progrexion Holdings, Inc.(4),(28)	Utah / Consumer Services	Senior Secured Term Loan A (10.75% (LIBOR + 8.75% with 2.00% LIBOR floor), due 12/31/2014) (3)	35,507	35,507	35,507	3.1%
		Senior Secured Term Loan B (10.75% (LIBOR + 8.75% with 2.00% LIBOR floor), due 12/31/2014)	32,565	32,565	32,565	2.9%
				68,072	68,072	6.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
September 30, 2011 and June 30, 2011
(in thousands, except share data)

			September 30, 2011 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

ROM Acquisition Corporation	Missouri / Automobile	Revolving Line of Credit — $1,750 Commitment (4.25% (LIBOR + 3.25% with 1.00% LIBOR floor), due 2/08/2013)(4) , (25), (26)	$—	$—	$—	0.0%
		Senior Secured Term Loan A (4.25% (LIBOR + 3.25% with 1.00% LIBOR floor), due 2/08/2013)(3), (4)	2,452	2,274	2,413	0.2%
		Senior Secured Term Loan B (8.00% (LIBOR + 7.00% with 1.00% LIBOR floor), due 5/08/2013)(3), (4)	7,165	7,165	7,165	0.6%
		Senior Secured Term Loan C (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 5/08/2013)(3), (4)	3,850	3,850	3,803	0.3%
		Senior Secured Term Loan D (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 5/08/2013)(3), (4)	11,800	11,800	11,655	1.0%
		Senior Subordinated Debt (12.00% plus 3.00% PIK due 8/08/2013)(3)	7,263	7,049	7,049	0.6%
				32,138	32,085	2.7%
Royal Adhesives & Sealants, LLC	Indiana / Chemicals	Senior Subordinated Unsecured Term Loan (12.00% plus 2.00% PIK due 11/29/2016)	25,406	25,406	24,018	2.1%
				25,406	24,018	2.1%
SG Acquisition, Inc. (4)	Georgia / Insurance	Senior Secured Term Loan A (8.50% (LIBOR + 6.50% with 2.00% LIBOR floor), due 3/18/2016)	29,850	29,850	30,149	2.6%
		Senior Secured Term Loan B (14.50% (LIBOR + 12.50% with 2.00% LIBOR floor), due 3/18/2016)(3)	29,850	29,850	30,149	2.6%
				59,700	60,298	5.2%
Seaton Corp.	Illinois / Business Services	Subordinated Secured (12.50% (LIBOR + 9.00% with 3.50% LIBOR floor) plus 2.00% PIK, due 3/14/2014) (3), (4)	6,788	6,618	6,788	0.6%
				6,618	6,788	0.6%
Shearer’s Foods, Inc.	Ohio / Food Products	Junior Secured Debt (12.00% plus 3.75% PIK (3.75% LIBOR floor), due 3/31/2016)(3), (4)	36,577	36,577	36,577	3.2%
		Membership Interest in Mistral Chip Holdings, LLC - Common (2,000 units)(17)		2,000	3,324	0.3%
		Membership Interest in Mistral Chip Holdings, LLC 2 - Common (595 units)(17)		1,322	989	0.1%
		Membership Interest in Mistral Chip Holdings, LLC 3 - Preferred (67 units)(17)		673	720	0.1%
				40,572	41,610	3.7%
Skillsoft Public Limited Company	Ireland / Software & Computer Services	Subordinated Unsecured (11.125%, due 06/01/2018)	15,000	14,912	15,000	1.3%
				14,912	15,000	1.3%
Snacks Holding Corporation	Minnesota / Food Products	Senior Subordinated Unsecured Term Loan (12.00% plus 1.00% PIK, due 11/12/2017)	15,097	14,555	15,102	1.3%
		Series A Preferred Stock (4,021.45 shares)	—	56	38	0.0%
		Series B Preferred Stock (1,866.10 shares)	—	56	38	0.0%
		Warrant (to purchase 31,196.52 voting common shares, expires 11/12/2020)		479	326	0.0%
				15,146	15,504	1.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
September 30, 2011 and June 30, 2011
(in thousands, except share data)

			September 30, 2011 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

SonicWALL, Inc.	California / Software & Computer Services	Subordinated Secured (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor), due 1/23/2017) (3), (4)	$23,000	$22,983	$23,000	2.0%
				22,983	23,000	2.0%
Springs Window Fashions, LLC	Wisconsin / Durable Consumer Products	Second Lien Term Loan (11.25% (LIBOR + 9.25% with 2.00% LIBOR floor), due 11/30/2017)(3), (4)	35,000	35,000	34,470	3.0%
				35,000	34,470	3.0%
ST Products, LLC	Pennsylvania/ Manufacturing	Senior Secured Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor), due 6/16/2016)(3), (4)	26,334	26,334	26,334	2.3%
				26,334	26,334	2.3%
Stauber Performance Ingredients, Inc.	California / Food Products	Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 1/21/2016)(3), (4)	22,379	22,379	22,379	2.0%
				22,379	22,379	2.0%
Stryker Energy, LLC	Ohio / Oil & Gas Production	Subordinated Secured Revolving Credit Facility — $50,300 Commitment (8.50% (LIBOR + 7.00% with 1.50% LIBOR floor) plus 3.75% PIK, due 12/01/2015)(3), (4), (25)	32,504	32,470	23,735	2.1%
		Overriding Royalty Interests(18)		—	2,230	0.2%
				32,470	25,965	2.3%
Targus Group International, Inc.(16)	California / Durable Consumer Products	First Lien Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 5/25/2016) (3), (4)	23,940	23,485	23,890	2.1%
				23,485	23,890	2.1%
Totes Isotoner Corporation	Ohio / Nondurable Consumer Products	Second Lien Term Loan (10.75%, (LIBOR + 9.25% with 1.50% LIBOR floor) due 1/8/2018) (3), (4)	39,000	39,000	39,311	3.5%
				39,000	39,311	3.5%
U.S. HealthWorks Holding	California / Healthcare	Second Lien Term Loan (10.50% (LIBOR + 9.00% with 1.50% LIBOR floor), due 6/15/2017) (3), (4)	25,000	25,000	24,850	2.2%
Company, Inc.(16)
				25,000	24,850	2.2%
VPSI, Inc.	Michigan / Transportation	First Lien Senior Secured Note (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor), due 12/23/2015) (3), (4)	17,302	17,302	16,580	1.5%
				17,302	16,580	1.5%
Wind River Resources Corp. and Wind River II Corp.	Utah / Oil & Gas Production	Senior Secured Note (13.00% (LIBOR + 7.50% with 5.50% LIBOR floor) plus 3.00% default interest on principal, 16.00% default interest on past due interest, in non-accrual status effective 12/01/2008, past due)(4)	15,000	15,000	5,918	0.5%
		Net Profits Interest (5.00% payable on Equity distributions)(7)		—	—	0.0%
				15,000	5,918	0.5%
Total Non-control/Non-affiliate Investments (Level 3 Investments)				1,279,864	1,250,399	109.8%

Total Level 3 Portfolio Investments				1,598,457	1,652,345	145.1%

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
September 30, 2011 and June 30, 2011
(in thousands, except share data)

			September 30, 2011 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 1 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Allied Defense Group, Inc.	Virginia / Aerospace & Defense	Common Stock (10,000 shares)		$56	$32	0.0%
				56	32	0.0%
Dover Saddlery, Inc.	Massachusetts / Retail	Common Stock (30,974 shares)		63	104	0.0%
				63	104	0.0%
		Total Non-control/Non-affiliate Investments (Level 1 Investments)		119	136	0.0%

		Total Portfolio Investments		1,598,576	1,652,481	145.1%

SHORT TERM INVESTMENTS: Money Market Funds (Level 2 Investments)

Fidelity Institutional Money Market Funds — Government Portfolio (Class I)				32,189	32,189	2.8%
Fidelity Institutional Money Market Funds — Government Portfolio (Class I) (3)				16,028	16,028	1.4%
Victory Government Money Market Funds				1	1	0.0%

		Total Money Market Funds		48,218	48,218	4.2%

		Total Investments		1,646,794	1,700,699	149.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2011 and June 30, 2011
(in thousands, except share data)

			June 30, 2011 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (25.00% or greater of voting control)

AIRMALL USA, Inc.(27)	Pennsylvania / Property Management	Senior Secured Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor), due 6/30/2015)(3), (4)	$30,000	$30,000	$30,000	2.7%
		Senior Subordinated Term Loan (12.00% plus 6.00% PIK, due 12/31/2015)	12,500	12,500	12,500	1.1%
		Convertible Preferred Stock (9,919.684 shares)		9,920	9,226	0.8%
		Common Stock (100 shares)		—	—	0.0%
				52,420	51,726	4.6%
Ajax Rolled Ring & Machine, Inc.	South Carolina / Manufacturing	Senior Secured Note — Tranche A (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 4/01/2013)(3), (4)	20,607	20,607	20,607	1.8%
		Subordinated Secured Note — Tranche B (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor) plus 6.00% PIK, due 4/01/2013)(3), (4)	15,035	15,035	13,270	1.2%
		Convertible Preferred Stock — Series A (6,142.6 shares)		6,057	—	0.0%
		Unrestricted Common Stock (6 shares)		—	—	0.0%
				41,699	33,877	3.0%
AWCNC, LLC(19)	North Carolina / Machinery	Members Units — Class A (1,800,000 units)		—	—	0.0%
		Members Units — Class B-1 (1 unit)		—	—	0.0%
		Members Units — Class B-2 (7,999,999 units)		—	—	0.0%
				—	—	0.0%
Borga, Inc.	California / Manufacturing	Revolving Line of Credit — $1,000 Commitment (5.00% (PRIME + 4.75%) plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)(4), (25)	1,000	945	1,000	0.1%
		Senior Secured Term Loan B (8.50% (PRIME + 8.25%) plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)(4)	1,612	1,500	691	0.1%
		Senior Secured Term Loan C (12.00% plus 4.00% PIK plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)	8,980	706	—	0.0%
		Common Stock (100 shares)(21)		—	—	0.0%
		Warrants (33,750 warrants)(21)		—	—	0.0%
				3,151	1,691	0.2%
C&J Cladding LLC	Texas / Metal Services and Minerals	Membership Interest (400 units)(22)		580	4,699	0.4%
				580	4,699	0.4%
Change Clean Energy Holdings, Inc. (“CCEHI” or “Biomass”)(5)	Maine / Biomass Power	Common Stock (1,000 shares)		2,540	—	0.0%
				2,540	—	0.0%
Freedom Marine Services LLC(20)	Louisiana / Shipping Vessels	Subordinated Secured Note (12.00% (LIBOR + 6.11% with 5.89% LIBOR floor) plus 4.00% PIK, in non-accrual status effective 10/1/2010, due 12/31/2011)(4)	11,674	11,303	3,079	0.3%
		Net Profits Interest (22.50% payable on equity distributions)(7)		—	—	0.0%
				11,303	3,079	0.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
September 30, 2011 and June 30, 2011
(in thousands, except share data)

			June 30, 2011 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (25.00% or greater of voting control)

Gas Solutions Holdings, Inc.(8), (3)	Texas / Gas Gathering and Processing	Senior Secured Note (18.00%, due 12/11/2016)	$25,000	$25,000	$25,000	2.2%
		Junior Secured Note (18.00%, due 12/12/2016)	12,000	12,000	12,000	1.1%
		Common Stock (100 shares)		5,003	68,406	6.2%
				42,003	105,406	9.5%
Integrated Contract Services, Inc.(9)	North Carolina / Contracting	Secured Promissory Notes (15.00%, in non-accrual status effective 12/22/2010, due 3/21/2012 — 4/10/2013) (10)	1,708	1,708	1,708	0.2%
		Senior Demand Note (15.00%, in non-accrual status effective 11/1/2010, past due)(10)	1,170	1,170	59	0.0%
		Senior Secured Note (7.00% plus 7.00% PIK plus 6.00% default interest, in non-accrual status effective 10/09/2007, past due)	960	660	—	0.0%
		Junior Secured Note (7.00% plus 7.00% PIK plus 6.00% default interest, in non-accrual status effective 10/09/2007, past due)	14,003	14,003	—	0.0%
		Preferred Stock — Series A (10 shares)		—	—	0.0%
		Common Stock (49 shares)		679	—	0.0%
				18,220	1,767	0.2%
Iron Horse Coiled Tubing, Inc.(23)	Alberta, Canada / Production Services	Senior Secured Tranche 2 (Zero Coupon, due 1/1/2016)	2,338	2,338	2,186	0.2%
		Senior Secured Tranche 3 (2.00%, due 1/1/2016)	12,000	11,781	11,514	1.0%
		Common Stock (3,821 shares)		268	1,657	0.2%
				14,387	15,357	1.4%
Manx Energy, Inc. (“Manx”)(12)	Kansas / Oil & Gas Production	Appalachian Energy Holdings, LLC (“AEH”) — Senior Secured Note (8.00%, in non-accrual status effective 1/19/2010, due 1/19/2013)	2,248	2,000	—	0.0%
		Coalbed, LLC — Senior Secured Note (8.00%, in non-accrual status effective 1/19/2010, due 1/19/2013)(6)	6,743	5,991	—	0.0%
		Manx — Senior Secured Note (13.00%, in non-accrual status effective 1/19/2010, due 1/19/2013)	3,550	3,550	1,312	0.1%
		Manx — Preferred Stock (6,635 shares)		6,307	—	0.0%
		Manx — Common Stock (3,416,335 shares)		1,171	—	0.0%
				19,019	1,312	0.1%
NMMB Holdings, Inc.(24)	New York / Media	Revolving Line of Credit — $3,000 Commitment (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor), due 5/6/2016) (4), (25)	—	—	—	0.0%
		Senior Term Loan (14.00%, due 5/6/2016)	24,250	24,250	24,250	2.2%
		Senior Subordinated Term Loan (15.00%, due 5/6/2016)	2,800	2,800	2,800	0.2%
		Series A Preferred Stock (4,400 shares)		4,400	4,400	0.4%
				31,450	31,450	2.8%
NRG Manufacturing, Inc.	Texas / Manufacturing	Senior Secured Note (16.50% (LIBOR + 11.00% with 5.50% LIBOR floor), due 8/31/2011)(3), (4)	13,080	13,080	13,080	1.2%
		Common Stock (800 shares)		2,317	32,403	2.9%
				15,397	45,483	4.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2011 and June 30, 2011
(in thousands, except share data)

			June 30, 2011 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (25.00% or greater of voting control)

Nupla Corporation	California / Home & Office Furnishings, Housewares & Durable	Revolving Line of Credit — $2,000 Commitment (7.25% (PRIME + 6.00%) plus 2.00% default interest, due 9/04/2012)(4), (25)	$1,093	$1,014	$1,093	0.1%
		Senior Secured Term Loan A (8.00% (PRIME + 6.75%) plus 2.00% default interest, due 9/04/2012)(4)	4,538	902	4,538	0.4%
		Senior Subordinated Debt (15.00% PIK, in non-accrual status effective 4/01/2009, due 3/04/2013)	3,910	—	478	0.0%
		Preferred Stock — Class A (2,850 shares)		—	—	0.0%
		Preferred Stock — Class B (1,330 shares)		—	—	0.0%
		Common Stock (2,360,743 shares)		—	—	0.0%
				1,916	6,109	0.5%
R-V Industries, Inc.	Pennsylvania / Manufacturing	Warrants (200,000 warrants, expiring 6/30/2017)		1,682	2,178	0.2%
		Common Stock (545,107 shares)		5,086	5,938	0.5%
				6,768	8,116	0.7%
Yatesville Coal Holdings, Inc.(11)	Kentucky / Mining, Steel, Iron and Non-Precious Metals and Coal Production	Senior Secured Note (Non-accrual status effective 1/01/2009, past due)(4)	1,035	1,035	—	0.0%
		Junior Secured Note (Non-accrual status effective 1/01/2009, past due)(4)	413	413	—	0.0%
		Common Stock (1,000 shares)		—	—	0.0%
				1,448	—	0.0%
		Total Control Investments		262,301	310,072	27.8%

Affiliate Investments (5.00% to 24.99% voting control)

BNN Holdings Corp., (f/k/a Biotronic NeuroNetwork)	Michigan / Healthcare	Senior Secured Note (11.50% (LIBOR + 7.00% with 4.50% LIBOR floor) plus 1.00% PIK, due 2/21/2013)(3), (4)	26,227	26,227	27,014	2.4%
		Preferred Stock Series A (9,925.455 shares)(13)		2,300	5,597	0.6%
		Preferred Stock Series B (1,753.64 shares)(13)		579	1,409	0.1%
				29,106	34,020	3.1%
Boxercraft Incorporated	Georgia / Textiles & Leather	Senior Secured Term Loan A (9.50% (LIBOR + 6.50% with 3.00% LIBOR floor), due 9/16/2013)(3), (4)	2,710	2,423	2,674	0.2%
		Senior Secured Term Loan B (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor), due 9/16/2013)(3), (4)	4,753	4,025	4,722	0.4%
		Subordinated Secured Term Loan (12.00% plus 6.50% PIK, due 3/16/2014)(3)	7,727	6,483	7,766	0.8%
		Preferred Stock (1,000,000 shares)		—	470	0.0%
		Common Stock (10,000 shares)		—	—	0.0%
				12,931	15,632	1.4%
Smart, LLC(14)	New York / Diversified / Conglomerate Service	Membership Interest — Class B (1,218 units)		—	—	0.0%
		Membership Interest — Class D (1 unit)		—	—	0.0%
				—	—	0.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2011 and June 30, 2011
(in thousands, except share data)

			June 30, 2011 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Affiliate Investments (5.00% to 24.99% voting control)

Sport Helmets Holdings, LLC(14)	New York / Personal & Nondurable Consumer Products	Revolving Line of Credit — $3,000 Commitment (4.00% (LIBOR + 3.75%), due 12/14/2013) (4), (25), (26)	$—	$—	$—	0.0%
		Senior Secured Term Loan A (4.00% (LIBOR + 3.75%), due 12/14/2013)(3), (4)	2,125	1,326	2,107	0.2%
		Senior Secured Term Loan B (4.50% (LIBOR + 4.25%), due 12/14/2013)(3), (4)	7,313	5,616	7,271	0.7%
		Senior Subordinated Debt — Series A (12.00% plus 3.00% PIK, due 6/14/2014)(3)	7,550	6,318	7,550	0.7%
		Senior Subordinated Debt — Series B (10.00% plus 5.00% PIK, due 6/14/2014)(3)	1,427	1,077	1,427	0.1%
		Common Stock (20,974 shares)		459	4,330	0.3%
				14,796	22,685	2.0%
		Total Affiliate Investments		56,833	72,337	6.5%

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

ADAPCO, Inc.	Florida / Ecological	Common Stock (5,000 shares)		141	194	0.0%
				141	194	0.0%
Aircraft Fasteners International, LLC	California / Machinery	Revolving Line of Credit — $500 Commitment (9.50% (LIBOR + 7.00% with 2.50% LIBOR floor), due 11/01/2012)(4) , (25), (26)	—	—	—	0.0%
		Senior Secured Term Loan (9.50% (LIBOR + 7.00% with 2.50% LIBOR floor), due 11/01/2012)(3), (4)	3,663	3,663	3,663	0.3%
		Junior Secured Term Loan (12.00% plus 6.00% PIK, due 5/01/2013)(3)	4,900	4,900	4,900	0.5%
		Convertible Preferred Stock (32,500 units)		396	280	0.0%
				8,959	8,843	0.8%
American Gilsonite Company	Utah / Specialty Minerals	Senior Subordinated Note (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/10/2016) (3), (4)	30,169	30,169	30,169	2.7%
		Membership Interest in AGC/PEP, LLC (99.9999%)(15)		—	4,158	0.4%
				30,169	34,327	3.1%
Arrowhead General Insurance Agency, Inc.(16)	California / Insurance	Junior Secured Term Loan (11.25% (LIBOR + 9.50% with 1.75% LIBOR floor), due 9/30/2017) (4)	27,000	27,000	27,000	2.4%
				27,000	27,000	2.4%
Byrider Systems Acquisition Corp.	Indiana / Auto Finance	Senior Subordinated Notes (12.00% plus 2.00% PIK, due 11/3/2016)	25,082	25,082	25,082	2.3%
				25,082	25,082	2.3%
Caleel + Hayden, LLC(14)	Colorado / Personal & Nondurable Consumer Products	Membership Units (7,500 shares)		351	718	0.1%
		Options in Mineral Fusion Natural Brands, LLC (11,662 options)		—	—	0.0%
				351	718	0.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2011 and June 30, 2011
(in thousands, except share data)

			June 30, 2011 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Cargo Airport Services USA, LLC.	New York / Transportation	Revolving Line of Credit — $5,000 Commitment (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor), due 3/31/2012)(4) ,(25)	$4,935	$4,935	$4,935	0.4%
		Senior Secured Term Loan (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor), due 3/31/2016) (4)	52,669	52,669	53,459	4.8%
		Common Equity (1.5 units)		1,500	1,824	0.2%
				59,104	60,218	5.4%
Clearwater Seafoods LP	Canada / Food Products	Second Lien Term Loan (12.00%, due 2/4/2016)	45,000	45,000	45,000	4.0%
				45,000	45,000	4.0%
The Copernicus Group, Inc.	North Carolina / Healthcare	Revolving Line of Credit — $1,000 Commitment (8.00% (LIBOR + 5.00% with 3.00% LIBOR floor), due 2/9/2016)(4), (25)	—	—	—	0.0%
		Senior Secured Term Loan A (8.00% (LIBOR + 5.00% with 3.00% LIBOR floor), due 2/9/2016)(3), (4)	11,250	11,250	11,419	1.0%
		Senior Secured Term Loan B (14.00% (LIBOR + 11.00% with 3.00% LIBOR floor), due 2/9/2016) (4)	11,250	11,250	11,419	1.0%
		Preferred Stock — Series A (1,000,000 shares)		67	1,227	0.2%
		Preferred Stock — Series C (212,121 shares)		212	317	0.0%
				22,779	24,382	2.2%
CRT MIDCO, LLC.	Wisconsin / Media	Revolving Line of Credit — $7,500 Commitment (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 6/30/2012)(4), (25)	—	—	—	0.0%
		Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 6/30/2017)(4)	75,000	75,000	75,000	6.7%
				75,000	75,000	6.7%
Deb Shops, Inc.(16)	Pennsylvania / Retail	Second Lien Debt (14.00% PIK, in non-accrual status effective 2/24/2009, due 10/23/2014)	19,906	14,606	—	0.0%
				14,606	—	0.0%
Diamondback Operating, LP	Oklahoma / Oil & Gas Production	Net Profits Interest (15.00% payable on Equity distributions)(7)		—	—	0.0%
				—	—	0.0%
Empire Today, LLC(16)	Illinois / Durable Consumer Products	Senior Secured Note (11.375%, due 2/1/2017)	7,500	7,424	7,500	0.7%
				7,424	7,500	0.7%
Fairchild Industrial Products, Co.	North Carolina / Electronics	Preferred Stock — Class A (285.1 shares)		377	795	0.1%
		Common Stock — Class B (28 shares)		211	579	0.1%
				588	1,374	0.2%
Fischbein, LLC	North Carolina / Machinery	Senior Subordinated Debt (12.00% plus 2.00% PIK, due 10/31/2016)	3,345	3,345	3,345	0.3%
		Membership Class A (875,000 units)		875	983	0.1%
				4,220	4,328	0.4%
H&M Oil & Gas, LLC	Texas / Oil & Gas Production	Senior Secured Note (13.00% (LIBOR + 7.50% with 5.50% LIBOR floor)plus 3.00% PIK, in non-accrual status effective 01/01/2011, past due)(4)	60,930	60,019	38,463	3.5%
		Net Profits Interest (8.00% payable on Equity distributions)(7)		—	—	0.0%
				60,019	38,463	3.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2011 and June 30, 2011
(in thousands, except share data)

			June 30, 2011 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Hoffmaster Group, Inc.	Wisconsin / Durable Consumer Products	Second Lien Term Loan (13.50%, due 6/2/2017)(3)	$20,000	$20,000	$20,400	1.8%
				20,000	20,400	1.8%
Hudson Products Holdings, Inc.(16)	Texas / Manufacturing	Senior Secured Term Loan (8.50% (PRIME + 4.50% with 4.00% LIBOR floor), due 8/24/2015)(3), (4)	6,348	5,819	5,597	0.5%
				5,819	5,597	0.5%
ICON Health & Fitness, Inc(16)	Utah / Durable Consumer Products	Senior Secured Note (11.875%, due 10/15/2016) (3)	43,100	43,407	45,040	4.0%
				43,407	45,040	4.0%
IEC-Systems, LP (“IEC”) /Advanced Rig Services, LLC (“ARS”)	Texas / Oilfield Fabrication	IEC Senior Secured Note (12.00% (LIBOR + 6.00% with 6.00% LIBOR floor) plus 3.00% PIK, due 11/20/2012)(3), (4)	15,360	15,360	15,360	1.5%
		ARS Senior Secured Note (12.00% (LIBOR + 6.00% with 6.00% LIBOR floor) plus 3.00% PIK, due 11/20/2012)(3), (4)	7,716	7,716	7,716	0.7%
				23,076	23,076	2.2%
JHH Holdings, Inc.	Texas / Healthcare	Senior Subordinated Debt (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 6/23/2016) (4)	15,439	15,439	15,439	1.5%
				15,439	15,439	1.5%
LHC Holdings Corp.	Florida / Healthcare	Revolving Line of Credit — $750 Commitment (8.50% (LIBOR + 6.00% with 2.50% LIBOR floor), due 6/30/2012) (4), (25), (26)	—	—	—	0.0%
		Senior Secured Term Loan A (8.50% (LIBOR + 6.00% with 2.50% LIBOR floor), due 6/30/2012)(3), (4)	1,052	1,052	1,041	0.1%
		Senior Subordinated Debt (12.00% plus 2.50% PIK, due 5/31/2013)(3)	4,565	4,299	4,486	0.4%
		Membership Interest (125 units)		216	219	0.0%
				5,567	5,746	0.5%
Mac & Massey Holdings, LLC	Georgia / Food Products	Senior Subordinated Debt (10.00% plus 5.75% PIK, due 2/10/2013) (3)	9,188	8,250	9,188	0.8%
		Membership Interest (250 units)		111	617	0.1%
				8,361	9,805	0.9%
Maverick Healthcare, LLC	Arizona / Healthcare	Preferred Units (1,250,000 units)		1,252	1,623	0.1%
		Common Units (1,250,000 units)		—	—	0.0%
				1,252	1,623	0.1%
Medical Security Card Company, LLC(4)	Arizona / Healthcare	Revolving Line of Credit - $1,500 Commitment (9.50% (LIBOR + 7.00% with 2.50% LIBOR floor), due 2/1/2016) (25)	—	—	—	0.0%
		Senior Secured Term Loan (11.25% (LIBOR + 8.75% with 2.50% LIBOR floor), due 2/1/2016)(3)	20,500	20,500	20,500	1.8%
				20,500	20,500	1.8%
Mood Media Corporation(16)	Canada / Media	Senior Subordinated Term Loan (10.25% (LIBOR + 8.75% with 1.50% LIBOR floor), due 11/6/2018)(4)	15,000	14,852	14,850	1.3%
				14,852	14,850	1.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2011 and June 30, 2011

(in thousands, except share data)

			June 30, 2011 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

New Meatco Provisions, LLC	California / Food Products	Senior Subordinated Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor) plus 4.00% PIK due 4/18/2016) (4)	$13,106	$13,106	$13,106	1.2%
				13,106	13,106	1.2%
Northwestern Management Services, LLC	Florida / Healthcare	Revolving Line of Credit — $1,500 Commitment (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 7/30/2015)(4) , (25)	—	—	—	0.0%
		Senior Secured Term Loan A (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 7/30/2015)(3), (4)	17,369	17,369	17,369	1.5%
		Common Stock (50 shares)		371	565	0.1%
				17,740	17,934	1.6%
Out Rage, LLC(4)	Wisconsin / Durable Consumer Products	Revolving Line of Credit - $1,500 Commitment (11.0% (LIBOR + 8.00% with 3.00% LIBOR floor), due 3/2/2015) (25)	—	—	—	0.0%
		Senior Secured Term Loan (11.00% (LIBOR + 8.00% with 3.00% LIBOR floor), due 3/2/2015)	12,422	12,422	12,422	1.1%
				12,422	12,422	1.1%
Pinnacle Treatment Centers, Inc(4)	Pennsylvania / Healthcare	Revolving Line of Credit —$1,000 Commitment (8.0% (LIBOR + 5.00% with 3.00% LIBOR floor), due 1/10/2016) (25)	250	250	250	0.0%
		Senior Secured Term Loan (11.00% (LIBOR + 8.00% with 3.00% LIBOR floor), due 1/10/2016)(3)	18,763	18,763	18,763	1.7%
				19,013	19,013	1.7%
Potters Holdings II, L.P.(16)	Pennsylvania / Manufacturing	Senior Subordinated Term Loan (10.25% (LIBOR + 8.50% with 1.75% LIBOR floor), due 11/6/2017)(4)	15,000	14,779	14,775	1.4%
				14,779	14,775	1.4%
Pre-Paid Legal Services, Inc(16)	Oklahoma / Consumer Services	Senior Subordinated Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 12/31/2016)(4)	5,000	5,000	5,000	0.4%
				5,000	5,000	0.4%
Progressive Logistics Services, LLC(3)	Georgia / Commercial Services	Senior Secured Term Loan A (8.50% (LIBOR + 6.50% with 2.00% LIBOR floor), due 1/6/2016)(4)	14,625	14,625	14,625	1.3%
		Senior Secured Term Loan B (14.50% (LIBOR + 12.50% with 2.00% LIBOR floor), due 1/6/2016)(4)	15,000	15,000	15,000	1.4%
				29,625	29,625	2.7%
Progrexion Holdings, Inc(4),(28)	Utah / Consumer Services	Senior Secured Term Loan A (10.75% (LIBOR + 8.75% with 2.00% LIBOR floor), due 12/31/2014) (3)	35,618	35,618	35,618	3.2%
		Senior Secured Term Loan B (10.75% (LIBOR + 8.75% with 2.00% LIBOR floor), due 12/31/2014)	32,668	32,668	32,668	2.9%
				68,286	68,286	6.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2011 and June 30, 2011
(in thousands, except share data)

			June 30, 2011 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

ROM Acquisition Corporation	Missouri / Automobile	Revolving Line of Credit — $1,750 Commitment (4.25% (LIBOR + 3.25% with 1.00% LIBOR floor), due 2/08/2013)(4) , (25), (26)	$—	$—	$—	0.0%
		Senior Secured Term Loan A (4.25% (LIBOR + 3.25% with 1.00% LIBOR floor), due 2/08/2013)(3), (4)	2,932	2,684	2,895	0.3%
		Senior Secured Term Loan B (8.00% (LIBOR + 7.00% with 1.00% LIBOR floor), due 5/08/2013)(3), (4)	7,187	7,187	7,187	0.6%
		Senior Subordinated Debt (12.00% plus 3.00% PIK due 8/08/2013)(3)	7,208	6,971	7,280	0.7%
				16,842	17,362	1.6%
Royal Adhesives & Sealants, LLC	Indiana / Chemicals	Senior Subordinated Unsecured Term Loan (12.00% plus 2.00% PIK due 11/29/2016)	25,277	25,277	25,277	2.3%
				25,277	25,277	2.3%
SG Acquisition, Inc (4)	Georgia / Insurance	Senior Secured Term Loan A (8.50% (LIBOR + 6.50% with 2.00% LIBOR floor), due 3/18/2016)	29,925	29,925	30,224	2.7%
		Senior Secured Term Loan B (14.50% (LIBOR + 12.50% with 2.00% LIBOR floor), due 3/18/2016)(3)	29,925	29,925	30,224	2.7%
				59,850	60,448	5.4%
Seaton Corp.	Illinois / Business Services	Subordinated Secured (12.50% (LIBOR + 9.00% with 3.50% LIBOR floor) plus 2.00% PIK, due 3/14/2014) (3), (4)	6,788	6,604	6,787	0.6%
				6,604	6,787	0.6%
Shearer’s Foods, Inc.	Ohio / Food Products	Junior Secured Debt (12.00% plus 3.75% PIK (3.75% LIBOR floor), due 3/31/2016)(3), (4)	36,248	36,248	36,248	3.2%
		Membership Interest in Mistral Chip Holdings, LLC - Common (2,000 units)(17)		2,000	2,562	0.2%
		Membership Interest in Mistral Chip Holdings, LLC 2 - Common (595 units)(17)		1,322	762	0.1%
		Membership Interest in Mistral Chip Holdings, LLC 3 - Preferred (67 units)(17)		673	674	0.1%
				40,243	40,246	3.6%
Skillsoft Public Limited Company	Ireland / Software & Computer Services	Subordinated Unsecured (11.125%, due 06/01/2018)	15,000	14,908	15,000	1.3%
				14,908	15,000	1.3%
Snacks Holding Corporation.	Minnesota / Food Products	Senior Subordinated Unsecured Term Loan (12.00% plus 1.00% PIK, due 11/12/2017)	15,059	14,502	15,059	1.4%
		Series A Preferred Stock (4,021.45 shares)	—	56	55	0.0%
		Series B Preferred Stock (1,866.10 shares)	—	56	55	0.0%
		Warrant (to purchase 31,196.52 voting common shares, expires 11/12/2020)		479	472	0.0%
				15,093	15,641	1.4%
SonicWALL, Inc.	California / Software & Computer Services	Subordinated Secured (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor), due 1/23/2017) (3), (4)	23,000	22,982	23,000	2.1%
				22,982	23,000	2.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2011 and June 30, 2011

(in thousands, except share data)

			June 30, 2011 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Springs Window Fashions, LLC	Wisconsin / Durable Consumer Products	Second Lien Term Loan (11.25% (LIBOR + 9.25% with 2.00% LIBOR floor), due 11/30/2017) (4)	$35,000	$35,000	$35,000	3.1%
				35,000	35,000	3.1%
ST Products, LLC	Pennsylvania/ Manufacturing	Senior Secured Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor), due 6/16/2016) (4)	26,500	26,500	26,500	2.4%
				26,500	26,500	2.4%
Stauber Performance Ingredients, Inc.	California / Food Products	Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 1/21/2016)(3), (4)	22,700	22,700	22,700	2.0%
				22,700	22,700	2.0%
Stryker Energy, LLC.	Ohio / Oil & Gas Production	Subordinated Secured Revolving Credit Facility — $50,300 Commitment (8.50% (LIBOR + 7.00% with 1.50% LIBOR floor) plus 3.75% PIK, due 12/01/2015)(3), (4), (25)	30,699	30,624	21,750	1.9%
		Overriding Royalty Interests(18)		—	2,168	0.2%
				30,624	23,918	2.1%
Targus Group International, Inc.(16)	California / Durable Consumer Products	First Lien Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 5/25/2016) (4)	24,000	23,526	24,000	2.1%
				23,526	24,000	2.1%
U.S. HealthWorks Holding Company, Inc.(16)	California / Healthcare	Second Lien Term Loan (10.50% (LIBOR + 9.00% with 1.50% LIBOR floor), due 6/15/2017) (4)	25,000	25,000	25,000	2.2%
				25,000	25,000	2.2%
VPSI, Inc.	Michigan / Transportation	First Lien Senior Secured Note (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor), due 12/23/2015)(4)	17,646	17,646	17,646	1.6%
				17,646	17,646	1.6%
Wind River Resources Corp. and Wind River II Corp.	Utah / Oil & Gas Production	Senior Secured Note (13.00% (LIBOR + 7.50% with 5.50% LIBOR floor) plus 3.00% default interest on principal, 16.00% default interest on past due interest, in non-accrual status effective 12/01/2008, past due)(4)	15,000	15,000	7,230	0.6%
		Net Profits Interest (5.00% payable on Equity distributions)(7)		—	—	0.0%
				15,000	7,230	0.6%
	Total Non-control/Non-affiliate Investments (Level 3 Investments)			1,116,481	1,080,421	97.0%

		Total Level 3 Portfolio Investments		1,435,615	1,462,830	131.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2011 and June 30, 2011

(in thousands, except share data)

			June 30, 2011 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 1 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)
Allied Defense Group, Inc.	Virginia / Aerospace & Defense	Common Stock (10,000 shares)		$56	$35	0.0%
				56	35	0.0%
Dover Saddlery, Inc.	Massachusetts / Retail	Common Stock (30,974 shares)		63	145	0.0%
				63	145	0.0%
		Total Non-control/Non-affiliate Investments (Level 1 Investments)		119	180	0.0%

		Total Portfolio Investments		1,435,734	1,463,010	131.3%

SHORT TERM INVESTMENTS: Money Market Funds (Level 2 Investments)

Fidelity Institutional Money Market Funds — Government Portfolio (Class I)				45,986	45,986	4.2%
Fidelity Institutional Money Market Funds — Government Portfolio (Class I) (3)				13,916	13,916	1.2%
Victory Government Money Market Funds				1	1	0.0%

Total Money Market Funds				59,903	59,903	5.4%

Total Investments				1,495,637	1,522,913	136.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2011 (Unaudited) and June 30, 2011 (Audited)
(in thousands, except share data)

Endnote Explanations for the Consolidated Schedule of Investments as of September 30, 2011 and June 30, 2011

(1)

The securities in which Prospect Capital Corporation (“we”, “us” or “our”) has invested were acquired in transactions that were exempt from registration under the Securities Act of 1933, as amended, or the “Securities Act.” These securities may be resold only in transactions that are exempt from registration under the Securities Act.

(2)

Fair value is determined by or under the direction of our Board of Directors. As of September 30, 2011 and June 30, 2011, two of our portfolio investments, Allied Defense Group, Inc. (“Allied”) and Dover Saddlery, Inc. (“Dover”) were publically traded and classified as Level 1 within the valuation hierarchy established by Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”). As of September 30, 2011 and June 30, 2011, the fair value of our remaining portfolio investments was determined using significant unobservable inputs. ASC 820 classifies such inputs used to measure fair value as Level 3 within the valuation hierarchy. Our investments in money market funds are classified as Level 2. See Note 2 and Note 3 within the accompanying consolidated financial statements for further discussion.

(3)

Security, or portion thereof, is pledged as collateral for the revolving credit facility (See Note 4). The market values of these investments at September 30, 2011 and June 30, 2011 were $959,284 and $700,321, respectively; they represent 56.4% and 46.0% of total investments at fair value, respectively. Prospect Capital Funding, LLC (See Note 1), our wholly-owned subsidiary, holds an aggregate market value of $890,651 and $631,915 of these investments as of September 30, 2011 and June 30, 2011, respectively.

(4)	Security, or portion thereof, has a floating interest rate which may be subject to a LIBOR or PRIME floor. Stated interest rate was in effect at September 30, 2011 and June 30, 2011.

(5)

There are several entities involved in the Biomass investment. We own directly 3,265 shares of common stock in Change Clean Energy Inc. (“CCEI”), f/k/a Worcester Energy Partners, Inc., representing 100% of the issued and outstanding common stock. CCEI owns 100 shares of common stock in Precision Logging and Landclearing, Inc. (“Precision”), representing 100% of the issued and outstanding common stock.

We own directly 552 shares of common stock in Worcester Energy Co., Inc. (“WECO”), representing 100% of the issued and outstanding common stock.

Our 100% ownership of each of CCEI and WECO resulted from our successful bid, in December 2010, for the 49% of each of those stocks we did not own directly.

We own directly 100 shares of common stock in Worcester Energy Holdings, Inc. (“WEHI”), representing 100% of the issued and outstanding common stock. WEHI, in turn, owns 51 membership certificates in Biochips LLC (“Biochips”), which represents a 51% ownership stake.

During the quarter ended March 31, 2009, we created two new entities - Change Clean Energy Holdings, Inc. (“CCEHI”) and DownEast Power Company, LLC (“DEPC”) - in anticipation of the foreclosure proceedings against the three co-borrowers, WECO, CCEI and Biochips, on a note due to us that we had put on non-accrual status effective July 1, 2008.

We own 1,000 shares of CCEHI, representing 100% of the issued and outstanding stock, which in turn, owns a 100% of the membership interests in DEPC.

On March 11, 2009, we foreclosed on the assets formerly held by CCEI and Biochips with a successful credit bid of $6,000 to acquire the assets. The credit bid was assigned to DEPC and the assets subsequently were acquired by DEPC.

Biochips, WECO, CCEI, Precision and WEHI currently have no material operations and no significant assets. As of June 30, 2009, our Board of Directors assessed a fair value of $0 for all of the equity positions and the loan position. We determined that the impairment of both CCEI and CCEHI as of June 30, 2009 was other than temporary and recorded a realized loss for the amount that the amortized cost exceeds the fair value at June 30, 2009. Our Board of Directors set value at zero for the Biomass investment as a whole as of September 30, 2011 and June 30, 2011, respectively.

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2011 (Unaudited) and June 30, 2011 (Audited)
(in thousands, except share data)

Endnote Explanations for the Consolidated Schedule of Investments as of September 30, 2011 and June 30, 2011 (Continued)

On October 21, 2009, Coalbed LLC foreclosed on the loan formerly made to Conquest. On January 19, 2010, as part of the Manx rollup, the Coalbed LLC assets and loan was assigned to Manx, the holding company. Our Board of Directors set value at zero for the loan position in Coalbed LLC investment as of September 30, 2011 and June 30, 2011.

(7)	In addition to the stated returns, the net profits interest held will be realized upon sale of the borrower or a sale of the interests.

(8)	We own 100% of Gas Solutions Holdings, Inc.

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

(11)

On June 30, 2008, we consolidated our holdings in four coal companies into Yatesville Coal Holdings, Inc. (“Yatesville”), and consolidated the operations under one management team. As part of the transaction, the debt that we held of C&A Construction, Inc. (“C&A”), Genesis Coal Corp. (“Genesis”), North Fork Collieries LLC (“North Fork”) and Unity Virginia Holdings LLC (“Unity”) were exchanged for newly issued debt from Yatesville, and our ownership interests in C&A, E&L Construction, Inc. (“E&L”), Whymore Coal Company Inc. (“Whymore”) and North Fork were exchanged for 100% of the equity of Yatesville. This reorganization allowed for a better utilization of the assets in the consolidated group.

At September 30, 2011 and at June 30, 2011, Yatesville owned 100% of the membership interest of North Fork and held a $9,326 note receivable from North Fork as of those two respective dates.

At September 30, 2011 and at June 30, 2011, we owned 100% of the common stock of Genesis and held a note receivable of $20,933 as of those two respective dates.

Yatesville held a note receivable of $4,261 from Unity at September 30, 2011 and at June 30, 2011.

As of September 30, 2011 and June 30, 2011, Yatesville owned 10,000 shares of common stock or 100% of the equity of C&A and held a $16,210 senior secured debt receivable from C&A.

As of September 30, 2011 and June 30, 2011, Yatesville owned 10,000 shares of common stock or 100% of the equity of E&L. As of September 30, 2011 and June 30, 2011 Yatesville also owned 4,285 Series A convertible preferred shares in each of C&A and E&L.

In August 2009, Yatesville sold its 49% ownership interest in the common shares of Whymore to the 51% holder of the Whymore common shares (“Whymore Purchaser”). All reclamation liability was transferred to the Whymore Purchaser.

Yatesville currently has no material operations. During the quarter ended December 31, 2009, our Board of Directors determined that the impairment of Yatesville was other than temporary and we recorded a realized loss for the amount that the amortized cost exceeds the fair value. Our Board of Directors set the value of the remaining Yatesville investment at zero as of September 30, 2011 and June 30, 2011.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2011 (Unaudited) and June 30, 2011 (Audited)
(in thousands, except share data)

Endnote Explanations for the Consolidated Schedule of Investments as of September 30, 2011 and June 30, 2011 (Continued)

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

(13)	On a fully diluted basis represents 10.00% of voting common shares.

(14)	A portion of the positions listed were issued by an affiliate of the portfolio company.

(15)

We own 99.9999% of AGC/PEP, LLC. AGC/PEP, LLC owns 2,037.65 out of a total of 83,818.69 shares (including 5,111 vested and unvested management options) of American Gilsonite Holding Company which owns 100% of American Gilsonite Company.

(16)	Syndicated investment which had been originated by another financial institution and broadly distributed.

(17)

At September 30, 2011 and June 30, 2011, Mistral Chip Holdings, LLC owns 44,800 shares of Chip Holdings, Inc. and Mistral Chip Holdings 2, LLC owns 11,975 shares in Chip Holdings, Inc. Chip Holdings, Inc. is the parent company of Shearer’s Foods, Inc. and has 67,936 shares outstanding before adjusting for management options.

(18)	The overriding royalty interests held receive payments at the stated rates based upon operations of the borrower.

(19)

On December 31, 2009, we sold our investment in Aylward Enterprises, LLC. AWCNC, LLC is the remaining holding company with zero assets. Our remaining outstanding debt after the sale was written off on December 31, 2009 and no value has been assigned to the equity position as of September 30, 2011 and June 30, 2011.

(20)	We own 100% of Freedom Marine Holding, Inc., which owns 82.94% of the common units of Freedom Marine Services LLC.

(21)

We own warrants to purchase 33,750 shares of common stock in Metal Buildings Holding Corporation (“Metal Buildings”), the former holding company of Borga, Inc. Metal Buildings Holding Corporation owned 100% of Borga, Inc.

On March 8, 2010, we foreclosed on the stock in Borga, Inc. that was held by Metal Buildings, obtaining 100% ownership of Borga, Inc.

(22)	We own 100% of C&J Cladding Holding Company, Inc., which owns 40% of the membership interests in C&J Cladding, LLC.

(23)

On January 1, 2010, we restructured our senior secured and bridge loans investment in Iron Horse Coiled Tubing, Inc. (“Iron Horse”) and we reorganized Iron Horse’s management structure. The senior secured loan and bridge loan were replaced with three new tranches of senior secured debt. From June 30, 2009 to September 30, 2011, our total ownership of Iron Horse decreased from 80.0% to 42.5%, respectively, and we will continue to transfer ownership interests to Iron Horse’s management as they repay our outstanding debt.

As of September 30, 2011 and June 30, 2011, our Board of Directors assessed a fair value in Iron Horse of $13,188 and $15,357, respectively.

(24)

On May 6, 2011, we made a secured first-lien $24,250 debt investment to NMMB Acquisition, Inc., a $2,800 secured debt and $4,400 equity investment to NMMB Holdings, Inc. We own 100% of the Series A Preferred Stock in NMMB Holdings, Inc. NMMB Holdings, Inc. owns 100% of the Convertible Preferred in NMMB Acquisition, Inc. NMMB Acquisition, Inc. has a 5.8% dividend rate which is paid to NMMB Holdings, Inc. Our fully diluted ownership in NMMB Holdings, Inc. is 100% as of September 30, 2011 and June 30, 2011. Our fully diluted ownership in NMMB Acquisition, Inc. is 83.5% as of September 30, 2011 and June 30, 2011.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2011 (Unaudited) and June 30, 2011 (Audited)
(in thousands, except share data)

Endnote Explanations for the Consolidated Schedule of Investments as of September 30, 2011 and June 30, 2011 (Continued)

(25)

Undrawn committed revolvers incur commitment fees ranging from 0.50% to 2.00%. As of September 30, 2011 and June 30, 2011, we have $38,002 and $35,822 of undrawn revolver commitments to our portfolio companies, respectively.

(26)

Stated interest rates are based on September 30, 2011 and June 30, 2011 one month Libor rates plus applicable spreads based on the respective credit agreements. Interest rates are subject to change based on actual elections by the borrower for a Libor rate contract or Base Rate contract when drawing on the revolver.

(27)

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

(28)

Progrexion Marketing, Inc., Progrexion Teleservices, Inc., Progrexion ASG, Inc. Progrexion IP, Inc. and Efolks, LLC, are joint borrowers on our senior secured investment. Progrexion Holdings, Inc. and eFolks Holdings, Inc. are the guarantors of this debt investment.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

Prepayment Risk

Many of the Company’s debt investments allow for prepayment of principal without penalty. Downward changes in interest rates may cause prepayments to occur at a faster than expected rate, thereby effectively shortening the maturity of the security and making the security less likely to be an income producing instrument.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. We adopted ASC 820 on a prospective basis beginning on July 1, 2008.

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

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. The changes to GAAP from the application of ASC 820 relate to the definition of fair value, the framework for measuring fair value, and the expanded disclosures about fair value measurements. ASC 820 applies to fair value measurements already required or permitted by other standards. In accordance with ASC 820, the fair value of our investments is defined as the price that we would receive upon selling an investment in an orderly transaction to an independent buyer in the principal or most advantageous market in which that investment is transacted.

In April 2009, the FASB issued ASC Subtopic 820-10-65, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“ASC 820-10”). This update provides further clarification for ASC 820 in markets that are not active and provides additional guidance for determining when the volume of trading level of activity for an asset or liability has significantly decreased and for identifying circumstances that indicate a transaction is not orderly. ASC 820-10-65 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of ASC 820-10-65 did not have any effect on our net asset value, financial position or results of operations for the three months ended September 30, 2011 and 2010, as there was no change to the fair value measurement principles set forth in ASC 820.

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

Senior Convertible Notes

We have recorded the Senior Convertible Notes (See Note 5) at their contractual amounts. The Senior Convertible Notes were analyzed for any features that would require its accounting to be bifurcated and they were determined to be immaterial.

Revenue Recognition

Realized gains or losses on the sale of investments are calculated using the specific identification method.

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of such purchase discounts or premiums is calculated by the effective interest method as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as interest income. The purchase discount for portfolio investments acquired from Patriot Capital Funding, Inc. (“Patriot”) was determined based on the difference between par value and fair market value as of December 2, 2009, and will continue to accrete until maturity or repayment of the respective loans.

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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Adoption of ASC 740 was applied to all open tax years as of July 1, 2007. The adoption of ASC 740 did not have an effect on our net asset value, financial condition or results of operations as there was no liability for unrecognized tax benefits and no change to our beginning net asset value. As of September 30, 2011 and for the three months then ended, we did not have a liability for any unrecognized tax benefits. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASC 2010-06”). ASU 2010-06 amends ASC 820-10 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective December 15, 2009, except for the disclosure about purchase, sales, issuances and settlements in the roll forward of activity in level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 (or July 1,

2011 for us) and for interim periods within those fiscal years. The adoption of the amended guidance in ASC 820-10 did not have a significant effect on our financial statements.

In February 2011, the FASB issued Accounting Standards Update 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“ASU 2011-02”). ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 provides guidance to clarify whether the creditor has granted a concession and whether a debtor is experiencing financial difficulties. The new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption or July 1, 2011 for us. The adoption of the amended guidance in ASU 2011-02 did not have a significant effect on our financial statements.

In May 2011, the FASB issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amends Accounting Standards Codification Topic 820, “Fair Value Measurements” (“ASC 820”) by: (1) clarifying that the highest-and-best-use and valuation-premise concepts only apply to measuring the fair value of non-financial assets; (2) allowing a reporting entity to measure the fair value of the net asset or net liability position in a manner consistent with how market participants would price the net risk position, if certain criteria are met; (3) providing a framework for considering whether a premium or discount can be applied in a fair value measurement; (4) providing that the fair value of an instrument classified in a reporting entity’s shareholders’ equity is estimated from the perspective of a market participant that holds the identical item as an asset; and (5) expanding the qualitative and quantitative fair value disclosure requirements. The expanded disclosures include, for Level 3 items, a description of the valuation process and a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs if a change in those inputs would result in a significantly different fair value measurement. ASU 2011-4 also requires disclosures about the highest-and-best-use of a non-financial asset when this use differs from the asset’s current use and the reasons for such a difference. In addition, this ASU amends Accounting Standards Codification 820, “Fair Value Measurements,” to require disclosures to include any transfers between Level 1 and Level 2 of the fair value hierarchy. These amendments are effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years. The amendments of ASU 2011-04, when adopted, are not expected to have a material impact on our consolidated financial statements.

Note 3. Portfolio Investments

At September 30, 2011, we had invested in 76 long-term portfolio investments, which had an amortized cost of $1,598,576 and a fair value of $1,652,481 and at June 30, 2011, we had invested in 72 long-term portfolio investments, which had an amortized cost of $1,435,734 and a fair value of $1,463,010.

As of September 30, 2011, we own controlling interests in AIRMALL USA, Inc., Ajax Rolled Ring & Machine, Inc., AWCNC, LLC, Borga, Inc. (“Borga”), C&J Cladding, LLC, Change Clean Energy Holdings, Inc., Freedom Marine Services LLC (“Freedom Marine”), Gas Solutions Holdings, Inc. (“GSHI”), Integrated Contract Services, Inc. (“ICS”), Iron Horse Coiled Tubing, Inc., Manx Energy, Inc. (“Manx”), NMMB Holdings, Inc., NRG Manufacturing, Inc., Nupla Corporation (“Nupla”), R-V Industries, Inc. and Yatesville Coal Holdings, Inc. (“Yatesville”). We also own an affiliated interest in Biotronic NeuroNetwork, Boxercraft Incorporated, Smart, LLC, and Sport Helmets Holdings, LLC.

The composition of our investments as of September 30, 2011 and June 30, 2011 at cost and fair value was as follows:

	September 30, 2011		June 30, 2011

	Cost	Fair Value	Cost	Fair Value

Money Market Funds	$48,218	$48,218	$59,903	$59,903
Investments in debt securities	1,538,457	1,469,327	1,375,601	1,301,270
Investments in equity securities	60,119	183,154	60,133	161,740
Total Portfolio	$1,646,794	$1,700,699	$1,495,637	$1,522,913

The fair values of our portfolio investments as of September 30, 2011 disaggregated into the three levels of the ASC 820 valuation hierarchy are as follows:

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at fair value
Money Market Funds	$—	$48,218	$—	$48,218
Revolving Line of Credit	—	—	3,293	3,293
Senior Secured Debt	—	—	877,072	877,072
Subordinated Secured Debt	—	—	487,693	487,693
Subordinated Unsecured Debt	—	—	69,153	69,153
CLO Residual Interest	—	—	32,116	32,116
Equity	136	—	183,018	183,154
Total Portfolio	$136	$48,218	$1,652,345	$1,700,699

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Investments at fair value
Control investments	$—	$—	$329,536	$329,536
Affiliate investments	—	—	72,410	72,410
Non-control/non-affiliate investments	136	—	1,250,399	1,250,535
	136	—	1,652,345	1,652,481
Investments in money market funds	—	48,218	—	48,218
Total assets reported at fair value	$136	$48,218	$1,652,345	$1,700,699

The fair values of our portfolio investments as of June 30, 2011 disaggregated into the three levels of the ASC 820 valuation hierarchy are as follows:

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at fair value
Money Market Funds	$—	$59,903	$—	$59,903
Revolving Line of Credit	—	—	7,278	7,278
Senior Secured Debt	—	—	789,981	789,981
Subordinated Secured Debt	—	—	448,675	448,675
Subordinated Unsecured Debt	—	—	55,336	55,336
Equity	180	—	161,560	161,740
Total Portfolio	$180	$59,903	$1,462,830	$1,522,913

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Investments at fair value
Control investments	$—	$—	$310,072	$310,072
Affiliate investments	—	—	72,337	72,337
Non-control/non-affiliate investments	180	—	1,080,421	1,080,601
	180	—	1,462,830	1,463,010
Investments in money market funds	—	59,903	—	59,903
Total assets reported at fair value	$180	$59,903	$1,462,830	$1,522,913

The aggregate values of Level 3 portfolio investments changed during the three months ended September 30, 2011 as follows:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2011	$310,072	$72,337	$1,080,421	$1,462,830
Total realized loss, net	—	—	(14,607)	(14,607)
Change in unrealized appreciation (depreciation)	22,493	(2,414)	6,595	26,674
Net realized and unrealized gain (loss)	22,493	(2,414)	(8,012)	12,067
Purchases of portfolio investments	935	2,300	217,767	221,002
Payment-in-kind interest	—	136	1,437	1,573
Accretion of purchase discount	16	555	357	928
Repayments and sales of portfolio investments	(3,980)	(504)	(41,571)	(46,055)
Transfers within Level 3	—	—	—	—
Transfers in (out) of Level 3	—	—	—	—
Fair value as of September 30, 2011	$329,536	$72,410	$1,250,399	$1,652,345

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Revolver	Senior Secured Debt	Sub Secured Debt	Sub Unsecured Debt	CLO Residual Interest	Equity	Total
Fair value as of June 30, 2011	$7,278	$789,981	$448,675	$55,336	$-	$161,560	$1,462,830
Total realized loss, net	-	-	(14,607)	-	-	-	(14,607)
Change in unrealized (depreciation) appreciation	(16)	(4,178)	10,796	(1,396)	-	21,468	26,674
Net realized and unrealized (loss) gain	(16)	(4,178)	(3,811)	(1,396)	-	21,468	12,067
Purchases of portfolio investments	1,000	131,827	41,062	14,997	32,116	-	221,002
Payment-in-kind interest	-	-	1,373	200	-	-	1,573
Accretion of purchase discount	16	502	394	16	-	-	928
Repayments and sales of portfolio investments	(4,985)	(41,060)	-	-	-	(10)	(46,055)
Transfers within Level 3	-	-	-	-	-	-	-
Transfers in (out) of Level 3	-	-	-	-	-	-	-
Fair value as of September 30, 2011	$3,293	$877,072	$487,693	$69,153	$32,116	$183,018	$1,652,345

The aggregate values of Level 3 portfolio investments changed during the three months ended September 30, 2010 as follows:

	Fair Value Measurements Using Unobservable Inputs (Level 3)

	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2010	$195,958	$73,740	$477,417	$747,115
Total realized gains	123	—	—	123
Change in unrealized (depreciation) appreciation	9,960	(2,833)	(3,209)	3,918
Net realized and unrealized (loss) gain	10,083	(2,833)	(3,209)	4,041
Purchases of portfolio investments	57,168	250	71,181	128,599
Payment-in-kind interest	982	355	1,817	3,154
Accretion of original issue discount	32	629	3,644	4,305
Dispositions of portfolio investments	(5,392)	(1,887)	(49,869)	(57,148)
Transfers within Level 3	—	—	—	—
Transfers in (out) of Level 3	—	—	—	—
Fair value as of September 30, 2010	$258,831	$70,254	$500,981	$830,066

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Equity	Total
Fair value as of June 30, 2010	$5,017	$287,470	$313,511	$30,895	$110,222	$747,115
Total realized (loss) gain, net	—	—	—	—	123	123
Change in unrealized (depreciation) appreciation	(163)	(3,737)	1,208	(1)	6,611	3,918
Net realized and unrealized (loss) gain	(163)	(3,737)	1,208	(1)	6,734	4,041
Purchases of portfolio investments	1,650	79,772	37,257	—	9,920	128,599
Payment-in-kind interest	—	615	2,501	38	—	3,154
Accretion of purchase discount	23	1,887	2,310	24	—	4,305
Repayments and sales of portfolio investments	(2,750)	(4,408)	(49,855)	—	(135)	(57,148)
Transfers within Level 3	—	—	—	—	—	—
Transfers in (out) of Level 3	—	—	—	—	—	—
Fair value as of September 30, 2010	$3,777	$361,599	$306,993	$30,956	$126,741	$830,066

For the three months ended September 30, 2011 and 2010, the net change in unrealized appreciation on the investments that use Level 3 inputs was $12,067 and $4,863 for assets still held as of September 30, 2011 and 2010, respectively.

At September 30, 2011 eight loan investments were on non-accrual status: Borga, Freedom Marine, H&M Oil and Gas, LLC (“H&M”), ICS, Nupla, Manx, Wind River Resources Corp. and Wind River II Corp. (“Wind River”), and Yatesville. At June 30, 2011, nine loan investments were on non-accrual status: Borga, Deb Shops, Inc. (‘‘Deb Shops’’), Freedom Marine, H&M, ICS, Nupla, Manx, Wind River and Yatesville. The loan principal of these loans amounted to $136,888 and $154,752 as of September 30, 2011 and June 30, 2011, respectively. The fair values of these investments represent approximately 4.6% and 4.8% of our net assets as of September 30, 2011 and June 30, 2011, respectively. For the three months ended September 30, 2011 and September 30, 2010, the income foregone as a result of not accruing interest on non-accrual debt investments amounted to $6,431 and $18,535, respectively.

Prior to September 30, 2011, Deb Shops filed for bankruptcy and a plan for reorganization was proposed. The plan, which is expected to be approved by the bankruptcy court, will eliminate our debt position with no payment to us. As a result, we determined that the impairment of Deb Shops was other-than-temporary and recorded a realized loss of $14,607 for the full amount of the amortized cost.

GSHI has indemnified us against any legal action arising from its investment in Gas Solutions, LP. We have incurred approximately $2,093 from the inception of the investment in GSHI through September 30, 2011 for fees associated with a legal action, and GSHI has reimbursed us for the entire amount. There were no such legal fees incurred or reimbursed for the three months ended September 30, 2011 and September 30, 2010. Additionally, certain other expenses incurred by us which are attributable to GSHI have been reimbursed by GSHI and are reflected as dividend income: control investments in the Consolidated Statements of Operations. For the three months ended September 30, 2011 and September 30, 2010, such reimbursements totaled as $3,500 and $1,750, respectively.

The original cost basis of debt placements and equity securities acquired, including follow-on investments for existing portfolio companies, totaled $221,002 and $137,797 during the three months ended September 30, 2011 and September 30, 2010, respectively. Debt repayments and sales of equity securities with a cost basis of approximately $46,055 and $68,148 were received during the three months ended September 30, 2011 and September 30, 2010, respectively.

During the quarters ended September 30, 2011 and September 30, 2010, we recognized $837 and $4,047 of interest income due to purchase discount accretion from the assets acquired from Patriot, respectively. Included in the $4,047 recorded during the quarter ended September 30, 2010 is $1,372 of normal accretion, $1,116 of accelerated accretion resulting from the repayment of Impact Products, LLC and $1,559 of accelerated accretion resulting from the recapitalization of our debt investment in Northwestern Management Services, LLC (“Northwestern”). The restructured loan to Northwestern was issued at market terms comparable other industry transactions. In accordance with ASC 320-20-35 the cost basis of the new loan was recorded at par value, which precipitated the acceleration of original purchase discount from the loan repayment which was recognized as interest income. No such accelerated accretion was recorded during the three months ended September 30, 2011.

As of September 30, 2011, $7,798 of purchase discount from the assets acquired from Patriot remains to be accreted as interest income, of which $854 is expected to be amortized during the three months ending December 31, 2011.

As of September 30, 2011, $1,090,140 of our loans bear interest at floating rates, $1,081,094 of which have Libor floors ranging from 1.00% to 6.00%.

Undrawn committed revolvers incur commitment fees ranging from 0.50% to 2.00%. As of September 30, 2011 and June 30, 2011, we have $38,002 and $35,822 of undrawn revolver commitments to our portfolio companies, respectively.

Note 4. Revolving Credit Agreements

On June 6, 2007, we closed on a $200,000 three-year revolving credit facility (as amended on December 31, 2007) with Rabobank Nederland (“Rabobank”) as administrative agent and sole lead arranger (the “Rabobank Facility”).

On June 25, 2009, we completed a first closing on an expanded $250,000 revolving credit facility. The new Syndicated Facility, which had $175,000 total commitments as of June 30, 2009, included an accordion feature which allows the Syndicated Facility to accept up to an aggregate total of $250,000 of commitments for which we solicited additional commitments from other lenders for an additional $35,000 raising the commitments to $210,000. The revolving period ended on June 11, 2010, when we closed on our expanded revolving credit facility. On June 11, 2010, we closed an extension and expansion of our revolving credit facility with a syndicate of lenders (the “Syndicated Facility”). The lenders have extended commitments of $400,000 under the Syndicated Facility as of September 30, 2011. The revolving period of the Syndicated Facility extends through June 2012, with an additional one year amortization period (with distributions allowed) after the completion of the revolving period. During such one year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one year amortization period, the remaining balance will become due if required by the lenders.

The Syndicated Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The Syndicated Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Syndicated Facility. The Syndicated Facility also requires the maintenance of a minimum liquidity requirement. At September 30, 2011, we were in compliance with the applicable covenants.

Interest on borrowings under the Syndicated Facility is one-month Libor plus 325 basis points, subject to a minimum Libor floor of 100 basis points. Additionally, the lenders charge a fee on the unused portion of the Syndicated Facility equal to either 75 basis points if at least half of the credit facility is used or 100 basis points otherwise. The Syndicated Facility requires us to pledge assets as collateral in order to borrow under the credit facility. As of September 30, 2011 and June 30, 2011, we had $366,932 and $255,673, respectively, available to us for borrowing under our Syndicated Facility, of which the amount outstanding was $233,500 and $84,200, respectively. As we make additional investments which are eligible to be pledged under the Syndicated Facility, we will generate additional availability to the extent such investments are eligible to be placed into the borrowing base. At September 30, 2011, the investments used as collateral for the Syndicated Facility had an aggregate market value of $959,284 which represents 56.4% of net assets. Prospect Capital Funding, LLC, our wholly-owned subsidiary, holds $890,650 of these investments at market value as of September 30, 2011. The release of any assets from Prospect Capital Funding, LLC requires the approval of Rabobank as facility agent.

In connection with the origination and amendments of the Syndicated Facility, we incurred $11,706 of fees, including $3,224 of fees carried over from the previous facility, which are being amortized over the term of the facility in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $5,250 remains to be amortized.

During the quarter ended September 30, 2011, we recorded $3,610 of interest costs and amortization of financing costs on the Syndicated Facility as interest expense.

Note 5. Senior Convertible Notes

On December 21, 2010, we issued $150,000 in aggregate principal amount of our 6.25% senior convertible notes due 2015 (“2015 Notes”) for net proceeds (after deducting underwriting expenses) of approximately $145,200. Interest on the 2015 Notes is paid semi-annually in arrears on June 15 and December 15, at a rate of 6.25% per year, commencing June 15, 2011. The 2015 Notes mature on December 15, 2015 unless converted earlier. The 2015 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at September 30, 2011 of 88.0902 and 88.0984 shares, respectively, of common stock per $1,000 principal amount of 2015 Notes, which is equivalent to a conversion price of approximately $11.352 per share of common stock, subject to adjustment in certain circumstances. The conversion rate for the 2015 Notes will be increased when monthly cash dividends paid to common shares exceed the monthly dividend rate of $0.101125 per share, subject to adjustment.

On February 18, 2011, we issued $172,500 in aggregate principal amount of our 5.50% senior convertible notes due 2016 (“2016 Notes”) for net proceeds following underwriting expenses of approximately $167,325. Interest on the 2016 Notes is paid semi-annually in arrears on February 15 and August 15, at a rate of 5.50% per year, commencing August 15, 2011. The 2016 Notes mature on August 15, 2016 unless converted earlier. The 2016 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at September 30, 2011 of 78.3699 and 78.3757 shares, respectively, of common stock per $1,000 principal amount of 2016 Notes, which is equivalent to a conversion price of approximately $12.76 per share of common stock, subject to adjustment in certain circumstances. The conversion rate for the 2016 Notes will be increased when monthly cash dividends paid to common shares exceed the monthly dividend rate of $0.101150 per share.

In no event will the total number of shares of common stock issuable upon conversion exceed 96.8992 per $1,000 principal amount of the 2015 Notes (the “conversion rate cap”), except that, to the extent we receive written guidance or a no-action letter from the staff of the Securities and Exchange Commission (the “Guidance”) permitting us to adjust the conversion rate in certain instances without regard to the conversion rate cap and to make the 2015 Notes convertible into certain reference property in accordance with certain reclassifications, business combinations, asset sales and corporate events by us without regard to the conversion rate cap, we will make such adjustments without regard to the conversion rate cap and will also, to the extent that we make any such adjustment without regard to the conversion rate cap pursuant to the Guidance, adjust the conversion rate cap accordingly. We will use our commercially reasonable efforts to obtain such Guidance as promptly as practicable.

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

Upon conversion, unless a holder converts after a record date for an interest payment but prior to the corresponding interest payment date, the holder will receive a separate cash payment with respect to the Notes surrendered for conversion representing accrued and unpaid interest to, but not including the conversion date. Any such payment will be made on the settlement date applicable to the relevant conversion on the 2015 Notes and 2016 Notes (collectively, “Senior Convertible Notes”).

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

In connection with the issuance of the Senior Convertible Notes, we incurred $10,562 of fees which are being amortized over the term of the facility in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $9,368 remains to be amortized and is included within deferred financing costs of $14,618 on the consolidated statements of assets and liabilities.

During the quarter ended September 30, 2011, we recorded $5,350 of interest costs and amortization of financing costs on the Senior Convertible Notes as interest expense.

Note 6. Equity Offerings, Offering Expenses, and Distributions

We issued 1,500,000 and 9,051,000 shares of our common stock during the three months ended September 30, 2011 and September 30, 2010, respectively. The proceeds raised, the related underwriting fees, the offering expenses and the prices at which these shares were issued are as follows:

		Gross			Average
Issuances of Common Stock	Number of	Proceeds	Underwriting	Offering	Offering
	Shares	Raised	Fees	Expenses	Price
	Issued

During the quarter ended September 30, 2011:

July 18, 2011	1,500,000	$15,225	$165	$137	$10.150

During the quarter ended September 30, 2010:

September 29, 2010 – September 30, 2010(1)	302,400	$2,986	$60	$203	$9.873

July 22, 2010 – September 28, 2010(2)	6,000,000	$58,403	$1,156	$103	$9.734

July 1, 2010 – July 21, 2010(3)	2,748,600	$26,799	$536	$—	$9.749

(1) On September 24, 2010, we established a third at-the-market program through which we sold 5,231,956 shares of our common stock at an average price of $9.86 per share, raising $51,597 of gross proceeds, from September 29, 2010 through November 3, 2010.

(2) On July 19, 2010, we established a second at-the-market program through which we sold 6,000,000 shares of our common stock at an average price of $9.73 per share, raising $58,403 of gross proceeds, from July 22, 2010 through September 28, 2010.

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

Our shareholders’ equity accounts at September 30, 2011 and June 30, 2011 reflect cumulative shares issued as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters and our dividend reinvestment plan. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.

On August 24, 2011, our Board of Directors approved a share repurchase plan under which we may repurchase up to $100,000 of our common stock at prices below our net asset value. We have not made any purchases of our common stock during the period from August 24, 2011 to September 30, 2011 pursuant to this plan.

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

During the three months ended September 30, 2011 and September 30, 2010, we issued 310,393 and 263,501 shares, respectively, of our common stock in connection with the dividend reinvestment plan.

At September 30, 2011, we have reserved 26,734,569 shares of our common stock for issuance upon conversion of the Senior Convertible Notes (See Note 5).

Note 7. Other Investment Income

Other investment income consists of structuring fees, overriding royalty interests, settlement of net profit interests, deal deposits, administrative agent fee, and other miscellaneous and sundry cash receipts. Income from such sources was $5,905 and $4,097 for the three months ended September 30, 2011 and September 30, 2010, respectively.

	For The Three Months Ended September 30,
Income Source	2011	2010
Structuring and amendment fees	$5,594	$3,957
Overriding royalty interests	117	48
Administrative agent fee	194	92
Other Investment Income	$5,905	$4,097

Note 8. Net Increase in Net Assets per Common Share

The following information sets forth the computation of net increase in net assets resulting from operations per common share for the three months ended September 30, 2011 and September 30, 2010, respectively.

	For The Three Months Ended September 30,
	2011	2010
Net increase in net assets resulting from operations	$39,900	$25,580
Weighted average common shares outstanding	108,959,489	74,177,194
Net increase in net assets resulting from operations per common share	$0.37	$0.34

Note 9. Related Party Agreements and Transactions

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

The total base management fees incurred to the favor of the Investment Adviser for the three months ended September 30, 2011 and September 30, 2010 were $8,211, and $4,276, respectively.

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

For the three months ended September 30, 2011 and September 30, 2010, $6,969 and $5,249, respectively, of income incentive fees were incurred. No capital gains incentive fees were incurred for the three months ended September 30, 2011 and September 30, 2010.

Administration Agreement

We have also entered into an Administration Agreement with Prospect Administration, LLC (“Prospect Administration”) under which Prospect Administration, among other things, provides (or arranges for the provision of) administrative services and facilities for us. For providing these services, we reimburse Prospect Administration for our allocable portion of overhead incurred by Prospect Administration in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of our chief compliance officer and chief financial officer and his staff. For the three months ended September 30, 2011 and 2010, the reimbursement was approximately $1,117 and $800, respectively. Under this agreement, Prospect Administration furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Prospect Administration also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Prospect Administration assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, Prospect Administration also provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Prospect Administration is a wholly owned subsidiary of our Investment Adviser.

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

Managerial Assistance

As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We billed $452 and $311 of managerial assistance fees for the three months ended September 30, 2011 and June 30, 2011, respectively, of which $128 remains on the consolidated statement of assets and liabilities within other receivables as of June 30, 2011. There is no material assistance receivable as of September 30, 2011. These fees are paid to the Administrator so we simultaneously accrue a payable to the Administrator for the same amounts, which remain on the consolidated statements of assets and liabilities.

Note 10. Litigation

From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of these matters as they arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any such litigation as of September 30, 2011.

Note 11. Financial Highlights

	For The Three Months Ended
	September 30,
	2011	2010
Per Share Data(1):
Net asset value at beginning of period	$10.36	$10.30
Net investment income	0.26	0.28
Net realized (loss) gain	(0.13)	0.01
Net unrealized appreciation (depreciation )	0.24	0.05
Net decrease in net assets as a result of public offerings	(0.02)	(0.09)
Dividends declared and paid	(0.30)	(0.31)
Net asset value at end of period	$10.41	$10.24
Per share market value at end of period	$8.41	$9.71
Total return based on market value(2)	(13.81)%	3.74%
Total return based on net asset value(2)	4.11%	2.50%
Shares outstanding at end of period	109,417,083	78,401,363
Average weighted shares outstanding for period	108,959,489	74,177,194
Ratio / Supplemental Data:
Net assets at end of period	$1,139,176	$802,824
Annualized ratio of operating expenses to average net assets	9.61%	7.51%
Annualized ratio of net operating income to average net assets	10.04%	11.09%

Note 11. Financial Highlights (continued)

	Year	Year	Year	Year	Year

	Ended	Ended	Ended	Ended	Ended
	June 30, 2011	June 30, 2010	June 30, 2009	June 30, 2008	June 30, 2007
Per Share Data(1):
Net asset value at beginning of period	$10.30	$12.40	$14.55	$15.04	$15.31
Costs related to the secondary public offering	–	–	–	(0.07)	(0.06)
Net investment income	1.10	1.13	1.87	1.91	1.47
Realized gain (loss)	0.19	(0.87)	(1.24)	(0.69)	0.12
Net unrealized appreciation (depreciation)	0.09	0.07	0.48	(0.05)	(0.52)
Net (decrease) increase in net assets as a result of public offering	(0.08)	(0.85)	(2.11)	–	0.26
Net increase in net assets as a result of shares issued for Patriot acquisition	–	0.12	–	–	–
Dividends to shareholders	(1.24)	(1.70)	(1.15)	(1.59)	(1.54)
Net asset value at end of period	$10.36	$10.30	$12.40	$14.55	$15.04

Per share market value at end of period	$10.11	$9.65	$9.20	$13.18	$17.47
Total return based on market value(2)	17.22%	17.66%	(18.60%)	(15.90%)	12.65%
Total return based on net asset value(2)	12.54%	(6.82%)	(0.61%)	7.84%	7.62%
Shares outstanding at end of period	107,606,690	69,086,862	42,943,084	29,520,379	19,949,065
Average weighted shares outstanding for period	85,978,757	59,429,222	31,559,905	23,626,642	15,724,095

Ratio / Supplemental Data:
Net assets at end of period (in thousands)	$1,114,357	$711,424	$532,596	$429,623	$300,048
Annualized ratio of operating expenses to average net assets	8.47%	7.54%	9.03%	9.62%	7.36%
Annualized ratio of net investment income to average net assets	10.60%	10.69%	13.14%	12.66%	9.71%

(1)	Financial highlights are based on weighted average shares.
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

Note 12. Selected Quarterly Financial Data (Unaudited)

	Investment Income		Net Investment Income		Net Realized and Unrealized Gains (Losses)		Net Increase (Decrease) in Net Assets from Operations

Quarter Ended	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)
September 30, 2007	15,391	0.77	7,865	0.39	685	0.04	8,550	0.43
December 31, 2007	18,563	0.80	10,660	0.46	(14,346)	(0.62)	(3,686)	(0.16)
March 31, 2008	22,000	0.92	12,919	0.54	(14,178)	(0.59)	(1,259)	(0.05)
June 30, 2008	23,448	0.85	13,669	0.50	10,317	0.38	23,986	0.88

September 30, 2008(2)	35,799	1.21	23,502	0.80	(9,504)	(0.33)	13,998	0.47
December 31, 2008	22,213	0.75	11,960	0.40	(5,436)	(0.18)	6,524	0.22
March 31, 2009	20,669	0.69	11,720	0.39	3,611	0.12	15,331	0.51
June 30, 2009	21,800	0.59	11,981	0.32	(12,730)	(0.34)	(749)	(0.02)

September 30, 2009	21,517	0.43	12,318	0.25	(18,696)	(0.38)	(6,378)	(0.13)
December 31, 2009(3)	31,801	0.55	19,258	0.33	(33,778)	(0.59)	(14,520)	(0.25)
March 31, 2010	32,005	0.50	18,974	0.30	6,966	0.11	25,940	0.41
June 30, 2010	29,236	0.44	16,640	0.25	(2,057)	(0.03)	14,583	0.22

September 30, 2010	35,212	0.47	20,995	0.28	4,585	0.06	25,580	0.34
December 31, 2010	33,300	0.40	19,080	0.23	12,861	0.16	31,940	0.38
March 31, 2011	44,573	0.51	23,956	0.27	9,803	0.11	33,759	0.38
June 30, 2011	56,391	0.58	30,190	0.31	(3,232)	(0.03)	26,959	0.28

September 30, 2011	55,342	0.51	27,877	0.26	12,023	0.11	39,900	0.37

(1)	Per share amounts are calculated using weighted average shares during period.
(2)	Additional income for this quarter was driven by other investment income from the settlement of net profits interests on IEC-Systems, LP and Advanced Rig Services, LLC for $12,576.
(3)	As adjusted for increase in earnings from Patriot.

Note 13. Subsequent Events

On October 13, 2011 and October 19, 2011, we made investments of $9,319 and $1,356, respectively, to purchase 32.9% of the unrated subordinated notes to Apidos CLO VIII.

On October 21, 2011, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $750,000 of additional debt and equity securities in the public market.

On October 24, 2011, we made a senior secured investment of $6,000 in Renaissance Learning, Inc., a leading provider of technology based school improvement and student assessment programs. The second lien loan bears interest in cash at the greater of 12.0% or Libor plus 9.50% and has a final maturity on October 19, 2018.

On October 25, 2011, we issued shares of our common stock in connection with the dividend reinvestment plan of 89,078.

On October 28, 2011, we made a follow-on investment of $8,200 in Empire Today, LLC. The follow-on second lien note bears interest in cash at 11.375% and has a final maturity on February 1, 2017.

On October 31, 2011, IEC-Systems, LP and Advanced Rig Services, LLC repaid the $20,909 loan receivable to us.

On November 4, 2011, we made a secured second lien investment of $15,000 to support the acquisition of a specialty pharmacy services company in a private equity backed transaction. The secured loan bears interest in cash at the greater of 12.0% or Libor plus 7.50% and has a final maturity on November 4, 2017.

On November 7, 2011, we announced the declaration of monthly dividends in the following amount and with the following dates:

•	$0.101375 per share for November 2011 to holders of record on November 30, 2011 with a payment date of December 22, 2011;

•	$0.101400 per share for December 2011 to holders of record on December 30, 2011 with a payment date of January 25, 2012; and

•	$0.101425 per share for January 2012 to holders of record on January 31, 2012 with a payment date of February 17, 2012.

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

We seek to be a long-term investor with our portfolio companies. From our July 27, 2004 inception to the fiscal year ended June 30, 2007, we invested primarily in industries related to the industrial/energy economy. Since then, we have widened our strategy to focus in other sectors of the economy and continue to reduce our exposure to the energy industry, and our holdings in the energy and energy related industries now represent less than 12% of our investment portfolio.

The aggregate value of our portfolio investments was $1,652,481 and $1,463,010 as of September 30, 2011 and June 30, 2011, respectively. During the three months ended September 30, 2011, our net cost of investments increased by $162,842, or 11.3%, as a result of five new investments, five follow-on investments and a revolver advance of $221,002, accrued of payment-in-kind interest of $1,573 and accretion of purchase discount of $928, while we received full repayment on one investment and received several partial prepayments, amortization payments and a revolver repayment totaling $46,055. Prior to September 30, 2011, Deb Shops, Inc. (“Deb Shops”) filed for bankruptcy and a plan for reorganization was proposed. The plan, which is expected to be approved by the bankruptcy court, will eliminate our debt position with no payment to us. As a result, we determined that the impairment of Deb Shops was other-than-temporary and recorded a realized loss of $14,607 for the full amount of the amortized cost.

Compared to the end of last fiscal year (ended June 30, 2011), net assets increased by $24,419 or 2.2% during the three months ended September 30, 2011, from $1,114,357 to $1,138,776. This increase resulted from the issuance of new shares of our common stock (less offering costs) in the amount of $14,923, dividend reinvestments of $2,817, and another $39,900 from operations. These increases, in turn, were offset by $33,221 in dividend distributions to our stockholders. The $39,900 increase in net assets resulting from operations is net of the following: net investment income of $27,877, net realized loss on investments of $14,607, and an increase in net assets due to changes in net unrealized appreciation of investments of $26,630.

Market Conditions

We believe that current market conditions present attractive opportunities for us to invest in middle-market companies; specifically:

•                   We believe that the dislocation in the credit markets that began in 2007 resulted in reduced bank competition, a widening of interest spreads, increased fees and generally more conservative capital structures and deal terms. These previous market conditions may continue to create favorable opportunities to invest at attractive risk-adjusted returns.

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

First Quarter Highlights

Investment Transactions

On July 1, 2011, we made a senior secured follow-on investment of $2,300 in Boxercraft Incorporated (“Boxercraft”) to support the acquisition of Jones & Mitchell, a supplier of college-licensed apparel. The first lien note bears interest in cash at Libor plus 7.50% and has a final maturity on September 16, 2013.

On July 8, 2011, we made a secured senior lien investment of $39,000 to support the recapitalization of Totes Isotoner Corporation (“Totes”). The second lien note bears interest in cash at the greater of 10.75% or Libor plus 9.25% and has a final maturity on January 8, 2018.

On August 5, 2011 and September 7, 2011, we made senior secured follow-on investments of $3,850 and $11,800, respectively, in ROM Acquisition Corporation (“ROM”) to support the acquisitions of Havis Lighting Solutions, a supplier of products primarily used by emergency response and police vehicles, and the acquisition of a leading manufacturer of personal safety products for the transportation and industrial markets. The first lien notes bear interest in cash at the greater of 10.50% or Libor plus 9.50% and have a final maturity on May 8, 2013.

On August 9, 2011, we provided a $15,000 term loan to support the acquisition of Nobel Learning Communities, Inc. (“Nobel”), a leading national operator of private schools. The second lien note bears interest in cash at 11.50% and interest in kind of 1.50% and has a final maturity on August 9, 2017.

On August 9, 2011, we made an investment of $32,116 to purchase 66% of the unrated subordinated notes in Babson CLO Ltd. 2011-I (“Babson”).

On September 16, 2011, we acted as the facility agent and lead lender of a syndication of lenders that collectively provided $132,000 in senior secured financing to support the financing of Capstone Logistics, LLC. (“Capstone”), a leading logistics company. This company provides a broad array of logistics services to a diverse group of blue chip customers in the grocery, food service, retail, and specialty automotive industries. As of September 30, 2011 our investment is $90,500 structured as $41,500 of Term Loan A and $49,000 of Term Loan B first lien notes. The Term Loan A notes bear interest in cash at the greater of 7.50% or Libor plus 5.50% and have a final maturity on September 16, 2016. The Term Loan B notes bear interest in cash at the greater of 13.50% or Libor plus 11.50% and have a final maturity on September 16, 2016.

On September 30, 2011, we provided a $23,000 senior secured loan to support the recapitalization of Anchor Hocking, LLC (“Anchor Hocking”), a leading designer, manufacturer, and marketer of high quality glass products for the retail, food service, and OEM channels. The second lien note bears interest in cash at the greater of 10.50% or Libor plus 9.00% and has a final maturity on September 27, 2016.

Equity Issuance

On July 18, 2011, we issued 1,500,000 shares in connection with the exercise of an overallotment option granted with the June 21, 2011 offering of 10,000,000 shares which were delivered June 24, 2011, raising an additional $15,225 of gross proceeds and $14,923 of net proceeds.

On July 22, 2011, August 26, 2011 and September 23, 2011, we issued shares of our common stock in connection with the dividend reinvestment plan of 102,890, 106,869 and 100,634, respectively.

Dividend

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

Credit Facility

On July 1, 2011 and September 1, 2011, we announced an increase in commitments to our credit facility of $50,000 and $25,000, respectively. The commitments to the credit facility stood at $400,000 at September 30, 2011.

Investment Holdings

As of September 30, 2011, we continue to pursue our investment strategy and continue to diversify the portfolio. In May 2007, we changed our name to “Prospect Capital Corporation” and the terminated of our policy to invest at least 80% of our net assets in energy companies. Since that time, we have reduced our exposure to the energy industry, and our holdings in the energy and energy related industries now represent less than 12% of our investment portfolio.

At September 30 2011, approximately $1,652,481 or 145.1% of our net assets are invested in 76 long-term portfolio investments and 4.2% of our net assets are invested in money market funds.

During the three months ended September 30, 2011, we originated $222,575 of new investments. Our origination efforts are focused primarily on secured lending, to reduce the risk in the portfolio, investing primarily in first lien loans, though we also continue to close selected junior debt and equity investments. In addition to targeting investments senior in corporate capital structures with our new originations, we have also increased our origination business mix of third party private equity sponsor owned companies, which tend to have more third party equity capital supporting our debt investments than non sponsor transactions. Our portfolio’s annualized current yield decreased from 12.8% as of June 30, 2011 to 12.4% as of September 30, 2011 across all long-term debt and certain equity investments. We expect Prospect’s current asset yield may decline modestly over the next few quarters as we increase the size of the portfolio while reducing credit risk. Monetization of other equity positions that we hold is not included in this yield calculation. In many of our portfolio companies, we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.

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

As of September 30, 2011, we own controlling interests in AIRMALL USA, Inc. (“AIRMALL”), Ajax Rolled Ring & Machine, Inc. (“Ajax”), AWCNC, LLC, Borga, Inc., C&J Cladding LLC, Change Clean Energy Holdings, Inc. (“CCEHI”), Freedom Marine Services LLC (“Freedom Marine”), Gas Solutions Holdings, Inc. (“GSHI”), Integrated Contract Services, Inc. (“ICS”), Iron Horse Coiled Tubing, Inc. (“Iron Horse”), Manx Energy, Inc. (“Manx”), NMMB Holdings, Inc. (“NMMB”), NRG Manufacturing, Inc. (“NRG”), Nupla Corporation, R-V Industries, Inc. (“R-V”) and Yatesville Coal Holdings, Inc. (“Yatesville”). We also own an affiliated interest in BNN Holdings Corp. f/k/a Biotronic NeuroNetwork (“Biotronic”), Boxercraft, Smart, LLC, and Sport Helmets Holdings, LLC (“Sport Helmets”).

The following is a summary of our investment portfolio by level of control at September 30, 2011 and June 30, 2011, respectively:

	September 30, 2011				June 30, 2011

Level of Control	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio

Control	$259,272	16.2%	$329,536	19.9%	$262,301	18.3%	$310,072	21.2%
Affiliate	59,321	3.7%	72,410	4.4%	56,833	4.0%	72,337	4.9%
Non-control/Non-affiliate	1,279,983	80.1%	1,250,535	75.7%	1,116,600	77.7%	1,080,601	73.9%

Total Portfolio	$1,598,576	100.0%	$1,652,481	100.0%	$1,435,734	100.0%	$1,463,010	100.0%

The following is our investment portfolio presented by type of investment at September 30, 2011 and June 30, 2011, respectively:

	September 30, 2011				June 30, 2011

Type of Investment	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio

Revolving Line of Credit	$3,175	0.2%	$3,293	0.2%	$7,144	0.5%	$7,278	0.5%
Senior Secured Debt	913,852	57.2%	877,072	53.2%	822,582	57.3%	789,981	54.0%
Subordinated Secured Debt	519,408	32.5%	487,693	29.5%	491,188	34.2%	448,675	30.7%
Subordinated Unsecured Debt	69,906	4.4%	69,153	4.2%	54,687	3.8%	55,336	3.8%
CLO Residual Interest	32,116	2.0%	32,116	1.9%	—	—%	—	—%
Preferred Stock	31,979	2.0%	28,118	1.7%	31,979	2.2%	25,454	1.7%
Common Stock	19,866	1.2%	132,376	8.0%	19,865	1.4%	116,076	7.9%
Membership Interests	6,113	0.4%	16,774	1.0%	6,128	0.4%	15,392	1.1%
Overriding Royalty Interests	—	—%	2,230	0.1%	—	—%	2,168	0.1%
Warrants	2,161	0.1%	3,656	0.2%	2,161	0.2%	2,650	0.2%

Total Portfolio	$1,598,576	100.0%	$1,652,481	100.0%	$1,435,734	100.0%	$1,463,010	100.0%

The following is our investment portfolio presented by geographic location of the investment at September 30, 2011 and June 30, 2011, respectively:

	September 30, 2011				June 30, 2011

Geographic Location	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio

Canada	$71,242	4.5%	$73,281	4.4%	$74,239	5.2%	$75,207	5.1%
Cayman Islands	32,116	2.0%	32,116	1.9%	—	—%	—	—%
Ireland	14,912	0.9%	15,000	0.9%	14,908	1.0%	15,000	1.0%
Midwest US	422,203	26.4%	400,390	24.4%	358,540	25.0%	340,251	23.4%
Northeast US	237,201	14.8%	248,622	15.0%	242,039	16.9%	234,628	16.0%
Southeast US	297,314	18.6%	276,548	16.7%	234,528	16.3%	208,226	14.2%
Southwest US	186,865	11.7%	275,813	16.7%	189,436	13.2%	266,004	18.2%
Western US	336,723	21.1%	330,711	20.0%	322,044	22.4%	323,694	22.1%
Total Portfolio	$1,598,576	100.0%	$1,652,481	100.0%	$1,435,734	100.0%	$1,463,010	100.0%

The following is our investment portfolio presented by industry sector of the investment at September 30, 2011 and June 30, 2011, respectively:

	September 30, 2011				June 30, 2011

Industry	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio

Aerospace and Defense	$56	—%	$32	—%	$56	—%	$35	—%
Automobile / Auto Finance	57,306	3.6%	57,463	3.5%	41,924	2.9%	42,444	2.9%
Biomass Power	2,540	0.2%	—	—%	2,540	0.2%	—	—%
Business Services	6,618	0.4%	6,788	0.4%	6,604	0.5%	6,787	0.5%
Chemicals	25,406	1.6%	24,018	1.5%	25,277	1.8%	25,277	1.7%
Commercial Services	95,500	6.0%	95,500	5.8%	34,625	2.4%	34,625	2.4%
Consumer Services	83,105	5.2%	83,105	5.0%	68,286	4.8%	68,286	4.7%
Contracting	18,591	1.2%	1,701	0.1%	18,220	1.3%	1,767	0.1%
Diversified Financial Services	32,116	2.0%	32,116	1.9%	—	—%	—	—%
Durable Consumer Products	164,652	10.3%	165,984	10.0%	141,779	9.9%	144,362	9.9%
Ecological	141	—%	214	—%	141	—%	194	—%
Electronics	588	—%	1,375	0.1%	588	—%	1,374	0.1%
Food Products	144,935	9.1%	145,720	8.8%	144,503	10.1%	146,498	10.0%
Gas Gathering and Processing	42,003	2.6%	105,634	6.4%	42,003	2.9%	105,406	7.2%
Healthcare	154,387	9.7%	158,421	9.6%	156,396	10.9%	163,657	11.2%
Home and Office Furnishings, Housewares and Durable	1,812	0.1%	5,189	0.3%	1,916	0.1%	6,109	0.4%
Insurance	86,700	5.4%	84,838	5.1%	86,850	6.0%	87,448	6.0%
Machinery	13,135	0.8%	13,482	0.8%	13,179	0.9%	13,171	0.9%
Manufacturing	113,854	7.1%	157,806	9.5%	114,113	7.9%	136,039	9.3%
Media	120,380	7.5%	121,576	7.4%	121,302	8.4%	121,300	8.3%
Metal Services and Minerals	580	—%	4,804	0.3%	580	—%	4,699	0.3%
Mining, Steel, Iron and Non-Precious Metals and Coal Production	1,448	0.1%	—	—%	1,448	0.1%	—	—%
Oil and Gas Production	126,508	7.9%	72,319	4.4%	124,662	8.7%	70,923	4.8%
Oilfield Fabrication	20,909	1.3%	20,909	1.3%	23,076	1.6%	23,076	1.6%
Personal and Nondurable Consumer Products	54,345	3.4%	61,869	3.7%	15,147	1.1%	23,403	1.6%
Production Services	11,387	0.7%	13,188	0.8%	14,387	1.0%	15,357	1.0%
Property Management	52,220	3.3%	51,526	3.1%	52,420	3.7%	51,726	3.5%
Retail	63	—%	104	0.0%	14,669	1.0%	145	0.0%
Shipping Vessels	11,866	0.7%	2,946	0.2%	11,303	0.8%	3,079	0.2%
Software & Computer Services	37,895	2.4%	38,000	2.4%	37,890	2.7%	38,000	2.7%
Specialty Minerals	30,169	1.9%	34,968	2.1%	30,169	2.1%	34,327	2.3%
Textiles and Leather	15,221	1.0%	18,643	1.1%	12,931	0.9%	15,632	1.1%
Transportation	72,140	4.5%	72,243	4.4%	76,750	5.3%	77,864	5.3%

Total Portfolio	$1,598,576	100.0%	$1,652,481	100.0%	$1,435,734	100.0%	$1,463,010	100.0%

Portfolio Investment Activity

During the three months ended September 30, 2011, we acquired $199,616 of new investments, completed follow-on investments in existing portfolio companies, totaling approximately $20,386, funded $1,000 of revolver advances, and recorded PIK interest of $1,573, resulting in gross investment originations of $222,575. The more significant of these investments are described briefly in the following:

On July 1, 2011, we made a senior secured follow-on investment of $2,300 in Boxercraft to support the acquisition of Jones & Mitchell, a supplier of college-licensed apparel. The first lien note bears interest in cash at Libor plus 7.50% and has a final maturity on September 16, 2013.

On July 8, 2011, we made a secured senior lien investment of $39,000 to support the recapitalization of Totes. The second lien note bears interest in cash at the greater of 10.75% or Libor plus 9.25% and has a final maturity on January 8, 2018.

On August 5, 2011 and September 7, 2011, we made senior secured follow-on investments of $3,850 and $11,800, respectively, in ROM to support the acquisitions of Havis Lighting Solutions, a supplier of products primarily used by emergency response and police vehicles, and the acquisition of a leading manufacturer of personal safety products for the transportation and industrial markets. The first lien notes bear interest in cash at the greater of 10.50% or Libor plus 9.50% and has a final maturity on May 8, 2013.

On August 9, 2011, we provided a $15,000 term loan to support the acquisition of Nobel, a leading national operator of private schools. The second lien note bears interest in cash at 11.50% and interest in kind of 1.50% and has a final maturity on August 9, 2017.

On August 9, 2011, we made an investment of $32,116 to purchase 66% of the unrated subordinated notes in Babson.

On September 16, 2011, we acted as the facility agent and lead lender of a syndication of lenders that collectively provided $132,000 in senior secured financing to support the financing of Capstone, a leading logistics company. This company provides a broad array of logistics services to a diverse group of blue chip customers in the grocery, food service, retail, and specialty automotive industries. As of September 30, 2011 our investment is $90,500 structured as $41,500 of Term Loan A and $49,000 of Term Loan B first lien notes. After the financing, we received repayment of the loan that was outstanding for Progressive Logistics Services, LLC (“PLS”). The Term Loan A notes bear interest in cash at the greater of 7.50% or Libor plus 5.50% and has a final maturity on September 16, 2016. The Term Loan B notes bear interest in cash at the greater of 13.50% or Libor plus 11.50% and has a final maturity on September 16, 2016.

On September 30, 2011, we provided a $23,000 senior secured loan to support the recapitalization of Anchor Hocking, a leading designer, manufacturer, and marketer of high quality glass products for the retail, food service, and OEM channels. The second lien note bears interest in cash at the greater of 10.50% or Libor plus 9.00% and has a final maturity on September 27, 2016.

In addition to the PLS repayment noted above, during the three months ended September 30, 2011 we received principal amortization payments of $7,381 on several loans, and $9,035 of partial prepayments related to Cargo Airport Services USA, LLC, Iron Horse, LHC Holdings Corp., NMMB and Pinnacle Treatment Centers, Inc.

During the quarters ended September 30, 2011 and September 30, 2010, we recognized $837 and $4,047 of interest income due to purchase discount accretion from the assets acquired from Patriot, respectively. Included in the $4,047 recognized during the three months ended September 30, 2010, is $1,372 of normal accretion, $1,116 of accelerated accretion resulting from the repayment of Impact Products and $1,559 of accelerated accretion resulting from the recapitalization of our debt investment in Northwestern. The restructured loan to Northwestern was issued at market terms comparable other industry transactions. In accordance with ASC 320-20-35 the cost basis of the new loan was recorded at par value, which precipitated the acceleration of original purchase discount from the loan repayment which was recognized as interest income. There was no accelerated accretion during the three months ended September 30, 2011. We expect to recognize $854 of normal accretion during the three months ended December 31, 2011.

The following is a quarter-by-quarter summary of our investment activity:

Quarter-End	Acquisitions(1)	Dispositions(2)

September 30, 2011	$222,575	$46,055
June 30, 2011	312,301	62,367
March 31, 2011	359,152	76,494
December 31, 2010	140,933	62,915
September 30, 2010	140,951	67,621
June 30, 2010	88,973	39,883
March 31, 2010	59,311	26,603
December 31, 2009(3)	210,438	45,494
September 30, 2009	6,066	24,241
June 30, 2009	7,929	3,148
March 31, 2009	6,356	10,782
December 31, 2008	13,564	2,128
September 30, 2008	70,456	10,949
June 30, 2008	118,913	61,148
March 31, 2008	31,794	28,891
December 31, 2007	120,846	19,223
September 30, 2007	40,394	17,949
June 30, 2007	130,345	9,857
March 31, 2007	19,701	7,731
December 31, 2006	62,679	17,796
September 30, 2006	24,677	2,781
June 30, 2006	42,783	5,752
March 31, 2006	15,732	901
December 31, 2005	—	3,523
September 30, 2005	25,342	—
June 30, 2005	17,544	—
March 31, 2005	7,332	—
December 31, 2004	23,771	32,083
September 30, 2004	30,371	—
Since inception	$2,351,229	$686,315

(1)	Includes new deals, additional fundings, refinancings and PIK interest.
(2)	Includes scheduled principal payments, prepayments and refinancings.
(3)	The $210,438 of acquisitions for the quarter ended December 31, 2009 includes $207,126 of portfolio investments acquired from Patriot.

Investment Valuation

In determining the fair value of our portfolio investments at September 30, 2011 the Audit Committee considered valuations from the independent valuation firm and from management having an aggregate range of $1,604,723 to $1,729,248, excluding money market investments.

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

The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties and comparable multiples for recent sales of companies within the industry. The composite of all these analysis, applied to each investment, was a total valuation of $1,652,481, excluding money market investments.

Our portfolio companies are generally lower middle market companies, outside of the financial sector, with less than $50,000 of annual EBITDA. We believe our market has experienced less volatility than others because we believe there are more buy and hold investors who own these less liquid investments.

During the three months ended September 30, 2011, there has been a general improvement in results for the investments in which we finance while market rates of interest negotiated for middle market loans have increased.

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

Ajax Rolled Ring & Machine, Inc.

We acquired a controlling equity interest in Ajax in a recapitalization of Ajax that was closed on April 4, 2008. We funded $22,000 of senior secured term debt, $11,500 of subordinated term debt and $6,300 of equity as of that closing. During the fiscal year ended June 30, 2010, we funded an additional $3,530 of secured subordinated debt to refinance a third-party revolver provider and provide working capital. Ajax repaid $3,461 of this secured subordinated debt during the quarter ended September 30, 2010. As of September 30, 2011, we control 77.68% of the fully-diluted common and preferred equity. The principal balance of our senior debt to Ajax was $20,497 and new debt was $15,035 as of September 30, 2011.

Ajax forges seamless steel rings sold to various customers. The rings are used in a range of industrial applications, including in construction equipment and wind power turbines. Ajax’s business is cyclical, and the business experienced a significant rebound in 2010 and 2011 following the decline in 2009 due to the global macroeconomic crisis. Ajax’s EBITDA has experienced a 133% and 50% year-over-year improvement in 2010 and year-to-date 2011, respectively.

The Board of Directors increased the fair value of our investment in Ajax to $39,115 as of September 30, 2011, a reduction of $2,474 from its amortized cost, compared to the $7,822 unrealized depreciation recorded at June 30, 2011.

Change Clean Energy Holdings Inc. and Change Clean Energy, Inc., f/k/a Worcester Energy Partners, Inc.

Change Clean Energy, Inc. (“CCEI”) is an investment that we originated in September 2005, which owns and operated a biomass energy plant. In March 2009, CCEI ceased operations, as the business became uneconomic based on the cost of materials and the price being received for the electricity generated. During that quarter, we instituted foreclosure proceedings against the co-borrowers of our debt. In anticipation of such proceedings, CCEHI was established. On March 11, 2009, the foreclosure was completed and the assets were assigned to a wholly owned subsidiary of CCEHI. During the year ended June 30, 2010, we provided additional funding of $296 to CCEHI to fund ongoing operations. CCEI currently has no material operations. At June 30, 2009 we determined that the impairment at both CCEI and CCEHI was other than temporary and recognized a realized loss of $41,134, which was the amount by which the amortized cost exceeded the fair value. During the years ended June 30, 2011 and June 30, 2010, we made follow-on investments of $316 and $554, respectively, in CCEHI for professional services related to ongoing litigations and plant security. At September 30, 2011, our Board of Directors, under recommendation from senior management, has set the value of the CCEHI investment with no value, a reduction of $2,540 from its amortized cost after the recognized loss recorded in 2009.

Freedom Marine Services, LLC

Freedom Marine is an investment that we initially funded in October 2006. We acquired a controlling interest in the company on October 1, 2009 as part of a broader restructuring of the company and subsequently provided additional funding to support ongoing operations. During the year ended June 30, 2011 and quarter ended September 30, 2011, we provided additional funding of $944 and $563, respectively to Freedom Marine in order to provide needed liquidity for dry docking expenses, scheduled amortization of the senior debt, and working capital. As of September 30, 2011, we control 86.78% of the fully-diluted equity.

Freedom Marine is an owner-operator of three offshore supply vessels operating out of Houma, Louisiana. The three vessels are leased out to various oil and gas industry participants operating in the Gulf of Mexico. Freedom Marine’s business were significantly impacted by the 2010 Gulf of Mexico oil spill and resulting regulatory restrictions. Offshore activity levels remain depressed and the company has been EBITDA negative since October 2010.

Based upon an analysis of the liquidation value of the vessels and the enterprise value of Freedom Marine, our Board of Directors determined the fair value of our investment in Freedom Marine to be $2,946 at September 30, 2011, a reduction of $8,920 from its amortized cost, compared to the $8,224 unrealized loss recorded at June 30, 2011.

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

In April 2010, GSHI purchased a series of propane puts with strike prices of $1.00 per gallon and $0.95 per gallon covering the periods May 1, 2010, through April 30, 2011, and May 1, 2011, through April 30, 2012, respectively. GSHI hedged approximately 85% of its exposure to natural gas liquids based on plant volumes at the time of entering into the puts. In March 2011, GSHI purchased propane puts with strike prices of $0.95 per gallon covering the period May 1, 2012, through April 30, 2013, hedging approximately 100% of its exposure to natural gas liquids based on projected plant volumes. These hedges will reduce the volatility on earnings associated with lower prices of natural gas liquids without limiting the upside from higher prices, helping GSHI to continue to generate sufficient cash flow to make interest and dividend payments. GSHI has experienced a growth of approximately 34% in revenue and 40% in EBITDA when comparing 2010 results to 2009 results. GSHI has experienced a growth of approximately 40% in revenue and 66% in EBITDA when comparing results for the seven months ended July 31, 2011 to July 31, 2010. As GSHI continues to fill the excess capacity at the plant, operating results are expected to improve.

In determining the value of GSHI, we have utilized two valuation techniques to determine the value of the investment. Our Board of Directors has determined the value to be $105,634 for our debt and equity positions at September 30, 2011 based upon a combination of a discounted cash flow analysis and a public comparables analysis. At September 30, 2011 and June 30, 2011, GSHI was valued $63,631 and $63,403 above its amortized cost, respectively.

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

In January 2009, we foreclosed on the real and personal property of ICS. Through this foreclosure process, we gained 100% ownership of THS and certain ESA assets. THS provides outsourced medical staffing and security staffing services to governmental and commercial enterprises. In November 2009, THS was informed that the U.S. Air Force would not exercise its option to renew its contract. THS continues to solicit new contracts to replace the revenue lost when the Air Force contract ended. As part of its strategy to recovery from the loss of the Air Force contract, in 2010 THS started a new business, Vets Securing America, Inc. (“VSA”), to provide out-sourced security guards staffed primarily using retired military veterans. During the year ended June 30, 2011 and quarter ended September 30, 2011, we made follow-on secured debt investments of $1,708 and $373, respectively, to support the ongoing operations of THS and VSA.

Based upon an analysis of the liquidation value of the ESA assets and the enterprise value of THS/VSA, our Board of Directors determined the fair value of our investment in ICS to be $1,701 at September 30, 2011, a reduction of $16,890 from its amortized cost, compared to the $16,453 unrealized loss recorded at June 30, 2011.

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

The Board of Directors wrote-up the fair value of our investment in Manx to $1,650 as of September 30, 2011, a reduction of $17,369 from its amortized cost, compared to the $17,707 unrealized loss recorded at June 30, 2011.

Yatesville Coal Holdings, Inc.

All of our coal holdings have been consolidated under the Yatesville entity. Yatesville delivered improved operating results after the consolidation of the coal holdings, but the company mined through all of its permitted reserves by December 2008 and has not produced meaningful revenues since then. We continue to evaluate strategies for Yatesville, such as soliciting indications of interest regarding a transaction involving part or all of recoverable reserves. During the quarter ended December 31, 2009, we discontinued operations at Yatesville. At December 31, 2009, our Board of Directors determined that, consistent with the decision to discontinue operations, the impairment of Yatesville was other than temporary, and we recorded a realized loss of $51,228, which was the amount that the amortized cost exceeded the fair value at December 31, 2009. During the years ended June 30, 2011 and June 30, 2010, we made follow-on investments of $555 and $3,471, respectively, in Yatesville for professional services related to ongoing litigations. At September 30, 2011, our Board of Directors, under recommendation from senior management, has set the value of the Yatesville investment with no value, a reduction of $1,448 from its amortized cost after the recognized depreciation.

Equity positions in the portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results. Three of our portfolio companies have experienced such volatility due to improved operating results — Ajax, NRG and R-V. These portfolio companies’ experienced meaningful increases in valuation during the quarter ended September 30, 2011, Ajax due to improved operating results and emergent customer base. NRG improved due to overall industry stabilization, enhanced operating results and increased backlog resulting from a new product line. R-V experienced improved operating results. The value of our equity position in Ajax has increased to $3,583 as of September 30, 2011, a discount of $2,474 to its amortized cost, compared to the $6,057 unrealized loss recorded at June 30, 2011. The value of our equity position in NRG has increased to $45,122 as of September 30, 2011, a premium of $42,805 to its amortized cost, compared to the $30,086 unrealized gain recorded at June 30, 2011. The value of our equity position in R-V has increased to $12,408 as of September 30, 2011, a premium of $5,639 to its amortized cost, compared to the $1,348 unrealized gain recorded at June 30, 2011. Seven of the other controlled investments have been valued at discounts to the original investment. Seven of the control investments are valued at premiums to the original investment amounts. Overall, at September 30, 2011, the control investments are valued at $70,264 above their amortized cost.

We hold four affiliate investments at September 30, 2011. The affiliate investments reported strong operating results with valuations remaining relatively consistent from June 30, 2011. Our equity investment in Biotronic experienced the most meaningful decrease in valuation as in the prior quarter we anticipated that the company would be sold at a substantial premium to our cost basis.  This sales process was discontinued in the quarter ended September 30, 2011 as the buyer and Biotronic could not agree  to terms acceptable to each party. The value of our equity position in Biotronic has decreased to $4,233 as of September 30, 2011, a premium of $1,354 to its amortized cost, compared to the $4,127 unrealized gain recorded at June 30, 2011. All affiliate investments are valued at amortized cost or higher. Overall, at September 30, 2011, affiliate investments are valued $13,089 above their amortized cost.

With the Non-control/Non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is limited on the high side to each loan’s par value, plus any prepayment premia that could be imposed. Many of the debt investments in this category have not experienced a significant change in value, as they were previously valued at or near par value. The exception to this categorization relates to investments which were acquired in the Patriot Acquisition, many of which were acquired at significant discounts to par value, and any changes in operating results or interest rates can have a significant effect on the value of such investments. During the three months ended September 30, 2011 our Non-control/Non-affiliate investments did not experience significant changes in operations. A few portfolio companies experienced decreases in valuations due to the general economic decline and increased market rates for middle market loans – Arrowhead General Insurance Agency, Inc. (“Arrowhead”), New Meatco Provisions, LLC (“Meatco”) and Royal Adhesives & Sealants, LLC. The remaining investments did not experience significant changes in valuation.

Capitalization

Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt currently consists of a revolving credit facility availing us of the ability to borrow debt subject to borrowing base determinations and Senior Convertible Notes which we issued in December 2010 and February 2011 and our equity capital is currently comprised entirely of common equity. The following table shows the Revolving Credit Facility and Senior Convertible Notes amounts and outstanding borrowings at September 30, 2011 and June 30, 2011:

	As of September 30, 2011		As of June 30, 2011

	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding

Revolving Credit Facility	$400,000	$233,500	$325,000	$84,200
Senior Convertible Notes	$322,500	$322,500	$322,500	$322,500

The following table shows the contractual maturity of our Revolving Credit Facility and Senior Convertible Notes at September 30, 2011:

	Payments Due By Period

	Less Than 1 Year	1 - 3 Years	More Than 3 Years

Revolving Credit Facility	$—	$233,500	$—
Senior Convertible Notes	$—	$—	$322,500

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

On June 11, 2010, we closed an extension and expansion of our revolving credit facility with a syndicate of lenders (“Syndicated Facility”). The lenders have extended current commitments of $400,000 under the Syndicated. As we make additional investments which are eligible to be pledged under the Syndicated Facility, we will generate additional availability to the extent such investments are eligible to be placed into the borrowing base. The revolving period of the Syndicated Facility extends through June 2012, with an additional one year amortization period (with distributions allowed) after the completion of the revolving period. During such one year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one year amortization period, the remaining balance will become due if required by the lenders.

As of September 30, 2011 and June 30, 2011, we had the ability to borrow up to $366,932 and $255,673, respectively, under our Syndicated Facility based on the assets pledged as collateral at that time, of which $233,500 and $84,200 was drawn, respectively. The Syndicated Facility requires us to pledge assets as collateral in order to borrow under the credit facility. At September 30, 2011, the investments used as collateral for the Syndicated Facility had an aggregate market value of $959,284, which represents 56.4% of net assets. Prospect Capital Funding, LLC, our wholly-owned subsidiary, holds $890,650 of these investments at market value as of September 30, 2011. The release of any assets from Prospect Capital Funding, LLC requires the approval of Rabobank as facility agent.

The Syndicated Facility bears interest at one-month Libor plus 325 basis points, subject to a minimum Libor floor of 100 basis points. The maintenance of this facility requires us to pay a fee for the amount not drawn upon. The lenders charge a fee on the unused portion of the credit facility equal to either 75 basis points if at least half of the credit facility is used or 100 basis points otherwise.

Concurrent with the extension of our Syndicated Facility, in June 2010, we wrote off $759 of the unamortized debt issue costs associated with the original credit facility, in accordance with ASC 470-50, Debt Modifications and Extinguishments.

Senior Convertible Notes

On December 21, 2010, we issued $150,000 in aggregate principal amount of our 6.25% senior convertible notes due 2015 (“2015 Notes”) for net proceeds following underwriting expenses of approximately $145,200. Interest on the 2015 Notes is paid semi-annually in arrears on June 15 and December 15, at a rate of 6.25% per year, commencing June 15, 2011. The 2015 Notes mature on December 15, 2015 unless converted earlier. The 2015 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at September 30, 2011 of 88.0902 and 88.0984 shares of common stock, respectively, per $1,000 principal amount of 2015 Notes, which is equivalent to a conversion price of approximately $11.35 per share of common stock, subject to adjustment in certain circumstances. The conversion rate for the 2015 Notes will be increased if monthly cash dividends paid to common shares exceed the rate of $0.101125 cents per share, subject to adjustment.

On February 18, 2011, we issued $172,500 in aggregate principal amount of our 5.50% senior convertible notes due 2016 (“2016 Notes”) for net proceeds following underwriting expenses of approximately $167,325. Interest on the 2016 Notes is paid semi-annually in arrears on February 15 and August 15, at a rate of 5.50% per year, commencing August 15, 2011. The 2016 Notes mature on August 15, 2016 unless converted earlier. The 2016 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at September 30, 2011 of 78.3699 and 78.3757 shares, respectively, of common stock per $1,000 principal amount of 2016 Notes, which is equivalent to a conversion price of approximately $12.76 per share of common stock, subject to adjustment in certain circumstances. The conversion rate for the 2016 Notes will be increased when monthly cash dividends paid to common shares exceed the rate of $0.101150 per share.

In no event will the total number of shares of common stock issuable upon conversion exceed 96.8992 per $1,000 principal amount of the 2015 Notes (the “conversion rate cap”), except that, to the extent we receive written guidance or a no-action letter from the staff of the Securities and Exchange Commission (the “Guidance”) permitting us to adjust the conversion rate in certain instances without regard to the conversion rate cap and to make the 2015 Notes convertible into certain reference property in accordance with certain reclassifications, business combinations, asset sales and corporate events by us without regard to the conversion rate cap, we will make such adjustments without regard to the conversion rate cap and will also, to the extent that we make any such adjustment without regard to the conversion rate cap pursuant to the Guidance, adjust the conversion rate cap accordingly. We will use our commercially reasonable efforts to obtain such Guidance as promptly as practicable.

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

Upon conversion, unless a holder converts after a record date for an interest payment but prior to the corresponding interest payment date, the holder will receive a separate cash payment with respect to the Notes surrendered for conversion representing accrued and unpaid interest to, but not including the conversion date. Any such payment will be made on the settlement date applicable to the relevant conversion on the 2015 Notes and 2016 Notes (collectively, “Senior Convertible Notes”).

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

In connection with the issuance of the Senior Convertible Notes, we incurred $10,562 of fees which are being amortized over the term of the facility in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $9,368 remains to be amortized.

During the three months ended September 30, 2011, we recorded $8,960 of interest costs and amortization of financing costs as interest expense.

Net Asset Value

During the three months ended September 30, 2011, we raised $14,923 of additional equity, net of offering costs, by issuing 1,500,000 shares of our common stock. The following table shows the calculation of net asset value per share as of September 30, 2011 and June 30, 2011:

	As of September 30, 2011	As of June 30, 2011
Net Assets	$1,138,776	$1,114,357
Shares of common stock outstanding	109,417,083	107,606,690
Net asset value per share	$10.41	$10.36

At September 30, 2011, we had 109,417,083 of our common stock issued and outstanding.

Results of Operations

Net increase in net assets resulting from operations for the three months ended September 30, 2011 and September 30, 2010 was $39,900 and $25,580, respectively, representing $0.37 and $0.34 per weighted average share, respectively. The primary driver of the variability in the results is the recognition of realized gains and losses and changes in unrealized gains and losses in the investment portfolio. During the quarter ended September 30, 2011, we experienced net unrealized and realized gains of $12,023, or approximately $0.11 per weighted average share, primarily from significant write-ups of our investments in Ajax, NRG and R-V. These instances of unrealized appreciation were partially offset by unrealized depreciation in Arrowhead, Biotronic and Meatco, and the impairment of Deb Shops, Inc. (“Deb Shops”) due to bankruptcy for which we recorded a realized loss for the full amount of the amortized cost. Net investment income decreased on a weighted average per share basis from $0.28 to $0.26 for the three months ended September 30, 2010 and 2011, respectively. This decrease is primarily due to a decline in our annualized current yield on portfolio investments. During the three months ended September 30, 2010, we experienced net unrealized and realized gains of $4,585 or approximately $0.06 per weighted average share primarily from significant write-ups of our investments in AIRMALL, Ajax, American Gilsonite Company (“American Gilsonite”), Fischbein, LLC (“Fischbein”) and Iron Horse. These instances of unrealized appreciation were partially offset by unrealized depreciation in H&M Oil & Gas, LLC (“H&M”), KTPS Holdings, LLC (“KTPS”), NRG, R-V and Sport Helmets.

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

Investment income, which consists of interest income, including accretion of loan origination fees and prepayment penalty fees, dividend income and other income, including settlement of net profits interests, overriding royalty interests and structuring fees, was $55,342 and $35,212 for the three months ended September 30, 2011 and September 30, 2010, respectively. During the three months ended September 30, 2011, the increase in investment income is primarily the result of a larger income producing portfolio and the deployment of additional capital in revenue-producing assets through increased origination, for which we recognized $5,519 in structuring fee income. These increases were partially offset by a $3,211 decline in interest income due to purchase discount accretion from the assets acquired from Patriot.

The following table describes the various components of investment income and the related levels of debt investments:

	For The Three Months Ended September 30,
	2011	2010

Interest income	$41,887	$28,921
Dividend income	7,550	2,194
Other income	5,905	4,097
Total investment income	$55,342	$35,212

Average debt principal of performing investments	$1,312,759	$706,900
Weighted-average interest rate earned	12.76%	16.37%

Average interest income producing assets have increased from $706,900 for the three months ended September 30, 2010 to $1,312,759 for the three months ended September 30, 2011. The average yield on interest bearing assets decreased from 16.37% for the three months ended September 30, 2010 to 12.76% for the three months ended September 30, 2011. The decrease in annual returns is primarily the result of accretion on the assets acquired from Patriot on which we recognized $837 and $4,047 during the three months ended September 30, 2011 and September 30, 2010, respectively. Without these adjustments, the weighted average interest rates earned on debt investments would have been 12.48% and 13.93% for the three months ended September 30, 2011 and 2010, respectively. Generally, we have seen a decrease in interest rates on loans issued during our fiscal year 2011 and our first fiscal quarter ended September 30, 2011 in comparison to the rates in effect prior to June 30, 2010 as we continue to reduce the risk profile of the portfolio.

Investment income is also generated from dividends and other income. Dividend income increased from $2,194 for the three months ended September 30, 2010 to $7,550 for the three months ended September 30, 2011. The increase in dividend income is primarily attributed to an increase in the level of dividends received from our investments in GSHI due to higher natural gas liquids prices year-over-year and NRG due to improved revenue and cash flow. We received dividends from GSHI of $3,500 and $1,750 during the three months ended September 30, 2011 and 2010, respectively. We received dividends from NRG of $3,200 during the three months ended September 30, 2011. There were no dividends from NRG received during the three months ended September 30, 2010.

Other income has come primarily from structuring fees, overriding royalty interests, and settlement of net profits interests. Comparing the three months ended September 30, 2010 to the three months ended September 30, 2011, income from other sources increased from $3,438 to $5,519. This $2,081 increase is primarily due to $5,594 of structuring fees recognized during the three months ended September 30, 2011 primarily from the Anchor Hocking, Capstone and Totes originations, in comparison to $3,438 of structuring fees recognized from Airmall, GSHI, Northwestern and Progrexion Holdings, Inc. during the three months ended September 30, 2010.

Operating Expenses

Our primary operating expenses consist of investment advisory fees (base management and income incentive fees), borrowing costs, legal and professional fees and other operating and overhead-related expenses. These expenses include our allocable portion of overhead under the Administration Agreement with Prospect Administration under which Prospect Administration provides administrative services and facilities for us. Our investment advisory fees compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions in accordance with our Administration Agreement with Prospect Administration. Operating expenses were $27,465 and $14,217 for the three months ended September 30, 2011 and September 30, 2010, respectively.

The base investment advisory expenses were $8,211 and $4,276 for the three months ended September 30, 2011 and September 30, 2010, respectively. This increase is directly related to our growth in total assets. For the three months ended September 30, 2011 and September 30, 2010, we incurred $6,969 and $5,249, respectively, of income incentive fees. The $1,720 increase in the income incentive fee for the respective three-month period is driven by an increase in pre-incentive fee net investment income from $26,244 for the three months ended September 30, 2010 to $35,346 for the three months ended September 30, 2011, primarily due to an increase in interest income from a larger asset base. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.

During the three months ended September 30, 2011, we incurred $8,960, respectively, of expenses related to our Syndicated Facility and Senior Convertible Notes. This compares with expenses of $2,261 incurred during the three months ended September 30, 2010, respectively. These expenses are related directly to the leveraging capacity put into place for each of those periods and the levels of indebtedness actually undertaken during those quarters. The table below describes the various expenses of our Syndicated Facility and Senior Convertible Notes and the related indicators of leveraging capacity and indebtedness during these periods.

	For The Three Months Ended September 30,
	2011	2010

Interest on borrowings	$6,219	$949
Amortization of deferred financing costs	2,086	990
Commitment and other fees	653	322
Total	$8,960	$2,261

Weighted-average debt outstanding	$446,438	$87,359
Weighted-average interest rate on borrowings	5.57%	4.35%
Facility amount at beginning of period	$325,000	$210,000

The increase in interest expense for the three months ended September 30, 2011 is primarily due to the issuance of Senior Convertible Notes on December 21, 2010 and February 18, 2011 for which we incurred $4,873 of interest expense.

As our asset base has grown and we have added complexity to our capital raising activities, due, in part, to our assumption of the sub-administration role from Vastardis Fund Services LLC, we have commensurately increased the size of our administrative and financial staff, accounting for a significant increase in the overhead allocation from Prospect Administration. Over the last two years, Prospect Administration has increased staffing levels along with costs passed through. The allocation of overhead expense from Prospect Administration were $1,116 and $800 for the three months ended September 30, 2011 and 2010 As our portfolio continues to grow, we expect to continue to increase the size of our administrative and financial staff on a basis that provides increasing returns to scale. However, initial investments in administrative and financial staff may not provide returns to scale immediately, perhaps not until the portfolio increases to a greater size. Other allocated expenses from Prospect Administration will continue to increase along with the increase in staffing and asset base.

Total operating expenses, net of management fees, interest costs and allocation of overhead from Prospect Administration (“Other Operating Expenses”), were $2,209 and $1,631 for the three months ended September 30, 2011, and 2010, respectively.

Net Investment Income

Net investment income represents the difference between investment income and operating expenses. Our net investment income was $27,877 and $20,995 for the three months ended September 30, 2011 and September 30, 2010, respectively, or $0.26 per share and $0.28 per share, respectively. The $6,882 increase for the three months ended September 30, 2011 is primarily due to increases of $12,966 and $5,356 in interest income and dividend income, respectively, due to the increased size of our portfolio for which we have recognized additional interest income and an increased level of dividends received primarily from our investments in GSHI and NRG. The $20,130 increase in investment income is offset by an increase in operating expenses of $13,248, primarily due to a $5,655 increase in advisory fees due to the growing size of our portfolio and related income, and $6,699 of additional interest and credit facility expenses. The per share decrease for the three months ended September 30, 2011 is primarily due to a decline in the annualized current yield as we continue to reduce the risk profile of the portfolio and a reduced level of  interest income recognized as purchase discount accretion from the assets acquired from Patriot as these assets continue to be repaid.

Net Realized (Losses) Gains, Increase (Decrease) in Net Assets from Net Changes in Unrealized Appreciation/Depreciation

Net realized (losses) gains were ($14,607) and $527 for the three months ended September 30, 2011 and September 30, 2010, respectively. Prior to September 30, 2011, Deb Shops, Inc. (“Deb Shops”) filed for bankruptcy and a plan for reorganization was proposed. The plan, which is expected to be approved by the bankruptcy court, will eliminate our debt position with no payment to us. As a result, we determined that the impairment of Deb Shops was other-than-temporary and recorded a realized loss of $14,607 for the full amount of the amortized cost. The net realized gain of $527 for the three months ended September 30, 2010 was due primarily to the sale of our common stock in LyondellBasel Industries N.V.

Net increase in net assets from changes in unrealized appreciation was $26,630 and $4,058 for the three months ended September 30, 2011 and September 30, 2010, respectively. For the three months ended September 30, 2011, the $26,630 increase in net assets from the net change in unrealized appreciation (depreciation) was driven by significant write-ups of our investments in Ajax, NRG and R-V. These instances of unrealized appreciation were partially offset by unrealized depreciation in Arrowhead, Biotronic and Meatco. During the quarter ended September 30, 2011, we experienced net unrealized and realized gains of $12,023, or approximately $0.11 per weighted average share, primarily from significant write-ups of our investments in Ajax, NRG and R-V. These instances of realized and unrealized appreciation were partially offset by unrealized depreciation in Arrowhead, Biotronic and Meatco.

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

Financial Condition, Liquidity and Capital Resources

For the three months ended September 30, 2011 and September 30, 2010, our operating activities used $132,097 and $12,348 of cash, respectively. Financing activities provided $132,580 and $12,329 of cash during the three months ended September 30, 2011 and September 30, 2010, respectively, which included the payments of dividends of $30,212 and $19,328, during the three months ended September 30, 2011 and September 30, 2010, respectively.

Our primary uses of funds have been to continue to invest in our investments in portfolio companies, to add new companies to our investment portfolio, repay outstanding borrowings and to make cash distributions to holders of our common stock.

Our primary sources of funds have been issuances of debt and equity. We have and may continue to fund a portion of our cash needs through borrowings from banks, issuances of senior securities or secondary offerings. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the three months ended September 30, 2011, we borrowed $284,300 and made repayments totaling $135,000 under our revolving credit facility. As of September 30, 2011, we had $233,500 outstanding borrowings on our revolving credit facility and $322,500 outstanding on our Senior Convertible notes (See Note 5 to our consolidated financial statements).

Undrawn committed revolvers incur commitment fees ranging from 0.50% to 2.00%. As of September 30, 2011 and June 30, 2011, we have $38,002 and $35,822 of undrawn revolver commitments to our portfolio companies, respectively.

On October 21, 2011, our Registration Statement on Form N-2 was declared effective by the SEC as detailed in the Recent Developments. Under this Shelf Registration Statement, we can issue up to $750,000 of additional equity securities.

We also continue to general liquidity through public and private stock offerings.

On July 18, 2011, we issued 1,500,000 shares in connection with the exercise of an overallotment option granted with the June 21, 2011 offering of 10,000,000 shares which were delivered June 24, 2011, raising an additional $15,225 of gross proceeds and $14,923 of net proceeds.

Off-Balance Sheet Arrangements

At September 30, 2011, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than those which originate from 1) the investment advisory and management agreement and the administration agreement and 2) the portfolio companies.

Recent Developments

On October 13, 2011 and October 19, 2011, we made investments of $9,319 and $1,356, respectively, to purchase 32.9% of the unrated subordinated notes to Apidos CLO VIII.

On October 21, 2011, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $750,000 of additional equity securities.

On October 24, 2011, we made a senior secured investment of $6,000 in Renaissance Learning, Inc., a leading provider of technology based school improvement and student assessment programs. The second lien loan bears interest in cash at the greater of 12.0% or Libor plus 9.25% and has a final maturity on October 19, 2018.

On October 25, 2011, we issued shares of our common stock in connection with the dividend reinvestment plan of 89,078.

On October 28, 2011, we made a follow-on investment of $8,200 in Empire Today, LLC. The follow-on second lien note bears interest in cash at 11.375% and has a final maturity on February 1, 2017.

On October 31, 2011, IEC-Systems, LP and Advanced Rig Services, LLC repaid the $20,909 loan receivable to us.

On November 4, 2011, we made a secured second lien investment of $15,000 to support the acquisition of a specialty pharmacy services company in a private equity backed transaction.  The secured loan bears interest in cash at the greater of 12.0% or Libor plus 7.50% and has a final maturity on November 4, 2017.

On November 7, 2011, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•	$0.101375 per share for November 2011 to holders of record on November 30, 2011 with a payment date of December 22, 2011;

•	$0.101400 per share for December 2011 to holders of record on December 30, 2011 with a payment date of January 25, 2012; and

•	$0.101425 per share for January 2012 to holders of record on January 31, 2012 with a payment date of February 17, 2012.

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

Basis of Consolidation

Under the 1940 Act rules, the regulations pursuant to Article 6 of Regulation S-X, and the American Institute of Certified Public Accountants’ Audit and Accounting Guide for Investment Companies, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to us. Our September 30, 2011 and June 30, 2011 financial statements include our accounts and the accounts of Prospect Capital Funding, LLC, our only wholly-owned, closely-managed subsidiary that is also an investment company. All intercompany balances and transactions have been eliminated in consolidation.

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

Effective July 1, 2008, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.

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

In April 2009, the FASB issued ASC 820-10-65, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“ASC 820-10-65”). This update provides further clarification for ASC 820 in markets that are not active and provides additional guidance for determining when the volume of trading level of activity for an asset or liability has significantly decreased and for identifying circumstances that indicate a transaction is not orderly. ASC 820-10-65 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of ASC 820-10-65 did not have any effect on our net asset value, financial position or results of operations for the quarter ended September 30, 2011, as there was no change to the fair value measurement principles set forth in ASC 820.

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASC 2010-06”). ASC 2010-06 amends ASC 820-10 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. ASC 2010-06 is effective December 15, 2009, except for the disclosure about purchase, sales, issuances and settlements in the roll forward of activity in level 3 fair value measurements. The adoption of ASC 2010-06 for the quarter ended September 30, 2011, did not have any effect on our financial statements.

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

We adopted FASB ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Adoption of ASC 740 was applied to all open tax years as of July 1, 2007. The adoption of ASC 740 did not have an effect on our net asset value, financial condition or results of operations as there was no liability for unrecognized tax benefits and no change to our beginning net asset value. As of September 30, 2011 and for the quarter then ended, we did not have a liability for any unrecognized tax benefits. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

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

Senior Convertible Notes

We have recorded the Senior Convertible Notes (See Note 5) at their contractual amounts. The Senior Convertible Notes were analyzed for any features that would require its accounting to be bifurcated and they were determined to be immaterial.

Revenue Recognition

Realized gains or losses on the sale of investments are calculated using the specific identification method.

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of such purchase discounts or premiums is calculated by the effective interest method as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as interest income. The purchase discount for portfolio investments acquired from Patriot Capital Funding, Inc. (“Patriot”) was determined based on the difference between par value and fair market value as of December 2, 2009, and will continue to accrete until maturity or repayment of the respective loans.

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

Recent Accounting Pronouncements

In February 2011, the FASB issued Accounting Standards Update 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“ASU 2011-02”). ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 provides guidance to clarify whether the creditor has granted a concession and whether a debtor is experiencing financial difficulties. The adoption of ASC 2010-06 for the quarter ended September 30, 2011, did not have any effect on our financial statements.

In May 2011, the FASB issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amends Accounting Standards Codification Topic 820, “Fair Value Measurements” (“ASC 820”) by: (1) clarifying that the highest-and-best-use and valuation-premise concepts only apply to measuring the fair value of non-financial assets; (2) allowing a reporting entity to measure the fair value of the net asset or net liability position in a manner consistent with how market participants would price the net risk position, if certain criteria are met; (3) providing a framework for considering whether a premium or discount can be applied in a fair value measurement; (4) providing that the fair value of an instrument classified in a reporting entity’s shareholders’ equity is estimated from the perspective of a market participant that holds the identical item as an asset; and (5) expanding the qualitative and quantitative fair value disclosure requirements. The expanded disclosures include, for Level 3 items, a description of the valuation process and a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs if a change in those inputs would result in a significantly different fair value measurement. ASU 2011-4 also requires disclosures about the highest-and-best-use of a non-financial asset when this use differs from the asset’s current use and the reasons for such a difference. In addition, this ASU amends Accounting Standards Codification 820, “Fair Value Measurements,” to require disclosures to include any transfers between Level 1 and Level 2 of the fair value hierarchy. These amendments are effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years. The amendments of ASU 2011-04, when adopted, are not expected to have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates and equity price risk. Some of the loans in our portfolio have floating interest rates.

We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the twelve months ended September 30, 2011, we did not engage in hedging activities.

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

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such of these matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any such litigation as of September 30, 2011.

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in our most recent 10-K filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reflects the history of shares issued under the dividend reinvestment plan:

Record Date/Issuance Date	Shares Issued	Aggregate Offering Price (in 000s)	% of Dividend
March 23, 2006 / March 30, 2006	6,841	$111	5.2%
June 23, 2006 / June 30, 2006	7,932	130	5.4%
September 22, 2006 / September 29, 2006	80,818	1,273	26.2%
December 29, 2006 / January 5, 2007	108,047	1,850	25.5%
March 23, 2007 / March 30, 2007	93,843	1,595	20.8%
June 22, 2007 / June 29, 2007	69,834	1,190	15.3%
September 19, 2007 / September 28, 2007	72,073	1,243	15.9%
March 31, 2008 / April 16, 2008	99,241	1,510	14.4%
September 30, 2008 / October 16, 2008	117,549	1,506	12.7%
December 31, 2008 / January 20, 2009	148,200	1,774	14.8%
March 31, 2009 / April 20, 2009	214,456	1,827	14.4%
July 8, 2009 / July 20, 2009	297,274	2,901	14.8%
October 8, 2010 / October 19, 2009	233,523	2,457	11.0%
December 31, 2009 / January 25, 2010	236,985	2,896	11.2%
March 31, 2010 / April 23, 2010	248,731	2,962	11.2%
June 30, 2010 / July 30, 2010	83,875	822	11.9%
July 30, 2010 / August 31, 2010	89,620	833	11.4%
August 31, 2010 / September 30, 2010	90,006	876	11.5%
September 30, 2010 / October 29, 2010	92,999	913	11.6%
October 29, 2010 / November 30, 2010	87,941	865	10.0%
November 30, 2010 / December 31, 2010	89,603	970	10.9%
December 31, 2010 / January 31, 2011	84,155	958	10.8%
January 31, 2011 / February 28, 2011	83,021	1,004	11.3%
February 28, 2011 / March 31, 2011	76,253	926	10.4%
March 31, 2011 / April 30, 2011	76,377	917	10.3%
April 29, 2011 / May 31, 2011	78,689	909	9.2%
May 31, 2011 / June 24, 2011	92,813	941	9.5%
June 30, 2011 / July 22, 2011	102,890	1,041	9.6%
July 31, 2011 / August 26, 2011	106,869	931	8.4%
August 31, 2011 / September 23, 2011	100,634	845	7.6%
September 30, 2011 / October 25, 2011	89,078	853	7.7%

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the first quarter of the fiscal year ended June 30, 2012.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

3.2	Amended and Restated Bylaws (1).

4.2	Form of Indenture (2)

4.3	Statement of Eligibility of American Stock Transfer & Trust, LLC on Form T-1 (4)

4.4	Form of Selling Agent Agreement (4)

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).

12	Computation of Ratios (included in the notes to the financial statements contained in this report).

22.1	Proxy Statement (3).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Filed herewith.

(1)	Incorporated by reference from the Registrant’s Form 8-K filed on August 26, 2011.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-176637), filed on September 1, 2011.

(3)	Incorporated by reference from the Registrant’s Proxy Statement filed on September 16, 2011.

(4)	Incorporated by reference to Pre-Effective Amendment No. 1 of the Registrant’s Registration Statement on Form N-2 (File NO. 333-176637), filed on October 11, 2011.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2011.

PROSPECT CAPITAL CORPORATION

By:	/s/ John F. Barry III
John F. Barry III
Chief Executive Officer and Chairman of the Board