Form 10-Q
period 2011-12-31
PROSPECT CAPITAL CORP
filed 2012-02-09
CIK 1287032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2011

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of February 9, 2012 was 109,776,303.

PROSPECT CAPITAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2011
TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

December 31, 2011 and June 30, 2011

(in thousands, except share and per share data)

	December 31, 2011	June 30, 2011
	(Unaudited)	(Audited)
Assets (Note 4)
Investments at fair value:
Control investments (net cost of $273,496 and $262,301, respectively)	$386,552	$310,072
Affiliate investments (net cost of $59,488 and $56,833, respectively)	67,872	72,337
Non-control/Non-affiliate investments (net cost of $1,315,227 and $1,116,600, respectively)	1,262,179	1,080,601
Total investments at fair value (net cost of $1,648,211 and $1,435,734, respectively, Note 3)	1,716,603	1,463,010

Investments in money market funds	60,705	59,903
Cash	1,861	1,492
Receivables for:
Interest, net	9,739	9,269
Other	517	267
Prepaid expenses	387	101
Deferred financing costs	12,410	15,275
Total Assets	1,802,222	1,549,317

Liabilities
Credit facility payable (Note 4)	252,000	84,200
Senior convertible notes (Note 5)	322,500	322,500
Dividends payable	11,123	10,895
Due to Broker	17,339	—
Due to Prospect Administration (Note 9)	628	212
Due to Prospect Capital Management (Note 9)	17,459	7,706
Accrued expenses	5,966	5,876
Other liabilities	2,723	3,571
Total Liabilities	629,738	434,960
Net Assets	$1,172,484	$1,114,357

Components of Net Assets
Common stock, par value $0.001 per share (200,000,000 common shares authorized; 109,691,051 and 107,606,690 issued and outstanding, respectively) (Note 6)	$110	$108
Paid-in capital in excess of par (Note 6)	1,217,027	1,196,741
Distributions in excess of net investment income	(23,806)	(21,638)
Accumulated net realized losses on investments	(89,239)	(88,130)
Net unrealized appreciation on investments	68,392	27,276
Net Assets	$1,172,484	$1,114,357

Net Asset Value Per Share	$10.69	$10.36

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Three and Six Months Ended December 31, 2011 and 2010

(in thousands, except share and per share data)

(Unaudited)

	For The Three Months Ended		For The Six Months Ended

	December 31,		December 31,

	2011	2010	2011	2010

Investment Income
Interest Income: (Note 3)
Control investments	$6,415	$5,428	$12,580	$10,617
Affiliate investments	2,399	3,524	4,801	6,474
Non-control/Non-affiliate investments	36,714	18,410	70,034	39,192
Total interest income	45,528	27,362	87,415	56,283

Dividend income:
Control investments	17,645	2,300	24,345	4,050
Non-control/Non-affiliate investments	1,992	1,068	2,841	1,508
Money market funds	-	3	1	7
Total dividend income	19,637	3,371	27,187	5,565

Other income: (Note 7)
Control investments	612	14	618	1,785
Affiliate investments	13	7	74	154
Non-control/Non-affiliate investments	1,473	2,546	7,311	4,725
Total other income	2,098	2,567	8,003	6,664
Total Investment Income	67,263	33,300	122,605	68,512

Operating Expenses
Investment advisory fees:
Base management fee (Note 9)	8,825	4,903	17,036	9,179
Income incentive fee (Note 9)	9,127	4,769	16,096	10,018
Total investment advisory fees	17,952	9,672	33,132	19,197

Interest and credit facility expenses	9,759	2,261	18,719	4,522
Legal fees	510	170	942	480
Valuation services	306	231	608	448
Audit, compliance and tax related fees	525	265	865	481
Allocation of overhead from Prospect Administration (Note 9)	1,117	840	2,233	1,640
Insurance expense	20	72	99	143
Directors’ fees	63	64	127	128
Other general and administrative expenses	503	645	1,495	1,398
Total Operating Expenses	30,755	14,220	58,220	28,437

Net Investment Income	36,508	19,080	64,385	40,075

Net realized gain (loss) on investments (Note 3)	13,498	4,489	(1,109)	5,016
Net change in unrealized appreciation on investments (Note 3)	14,486	8,371	41,116	12,429

Net Increase in Net Assets Resulting from Operations	$64,492	$31,940	$104,392	$57,520

Net increase in net assets resulting from operations per share:
(Note 8 and Note 12)	$0.59	$0.38	$0.96	$0.73
Dividends declared per share	$0.31	$0.30	$0.61	$0.60

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

For The Six Months Ended December 31, 2011 and 2010

(in thousands, except share data)

(Unaudited)

	For The Six Months Ended December 31,

	2011	2010

Increase in Net Assets from Operations:
Net investment income	$64,385	$40,075
Net realized (loss) gain on investments	(1,109)	5,016
Net change in unrealized appreciation on investments	41,116	12,429
Net Increase in Net Assets Resulting from Operations	104,392	57,520

Dividends to Shareholders	(66,553)	(48,752)

Capital Share Transactions:
Proceeds from capital shares sold, net of underwriting costs	15,060	178,317
Less: Offering costs of public share offerings	(165)	(599)
Reinvestment of dividends	5,393	5,280
Net Increase in Net Assets Resulting from Capital Share Transactions	20,288	182,998

Total Increase in Net Assets	58,127	191,766
Net assets at beginning of period	1,114,357	711,424
Net Assets at End of Period	$1,172,484	$903,190

Capital Share Activity:
Shares sold	1,500,000	18,494,476
Shares issued through reinvestment of dividends	584,361	534,044
Net increase in capital share activity	2,084,361	19,028,520
Shares outstanding at beginning of period	107,606,690	69,086,862

Shares Outstanding at End of Period	109,691,051	88,115,382

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Six Months Ended December 31, 2011 and 2010

(in thousands, except share data)

(Unaudited)

	For The Six Months Ended December 31,

	2011	2010

Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$104,392	$57,520
Net realized loss (gain) on investments	1,109	(5,016)
Net change in unrealized appreciation on investments	(41,116)	(12,429)
Accretion of purchase discount on investments	(2,575)	(5,960)
Amortization of deferred financing costs	4,494	2,134

Change in operating assets and liabilities
Payments for purchases of investments	(373,943)	(275,867)
Payment-in-kind interest	(3,329)	(6,017)
Proceeds from sale of investments and collection of investment principal	166,261	135,553
Net increase of investments in money market funds	(802)	(63,323)
Increase in interest receivable	(470)	(3,064)
Increase in dividends receivable	—	(1)
(Increase) decrease in other receivables	(250)	69
(Increase) decrease in prepaid expenses	(286)	121
Increase in due to broker	17,339	—
Increase in due to Prospect Administration	416	23
Increase (decrease) in due to Prospect Capital Management	9,753	781
Increase (decrease) in accrued expenses	90	(1,418)
(Decrease) increase in other liabilities	(848)	557
Net Cash Used In Operating Activities	(119,765)	(176,337)

Cash Flows from Financing Activities:
Borrowings under Senior Convertible Notes (Note 5)	—	150,000
Borrowings under credit facility	442,300	180,500
Principal payments under credit facility	(274,500)	(280,800)
Financing costs paid and deferred	(1,629)	(6,660)
Proceeds from issuance of common stock, net of underwriting costs	15,060	178,317
Offering costs from issuance of common stock	(165)	(599)
Dividends paid	(60,932)	(41,483)
Net Cash Provided By Financing Activities	120,134	179,275

Total Increase in Cash	369	2,938
Cash balance at beginning of period	1,492	1,081
Cash Balance at End of Period	$1,861	$4,019

Cash Paid For Interest	$12,777	$1,314

Non-Cash Financing Activity:
Amount of shares issued in connection with dividend reinvestment plan	$5,393	$5,280

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011 and June 30, 2011
(in thousands, except share data)

			December 31, 2011 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (25.00% or greater of voting control)

AIRMALL USA, Inc (27)	Pennsylvania / Property Management	Senior Secured Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor), due 6/30/2015)(3), (4)	$29,650	$29,650	$29,650	2.5%
		Senior Subordinated Term Loan (12.00% plus 6.00% PIK, due 12/31/2015)	12,500	12,500	12,500	1.1%
		Convertible Preferred Stock (9,919.684 shares)		9,920	9,920	0.9%
		Common Stock (100 shares)		—	1,075	0.1%
				52,070	53,145	4.6%
Ajax Rolled Ring & Machine, Inc.	South Carolina / Manufacturing	Senior Secured Note — Tranche A (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 4/01/2013)(3), (4)	20,387	20,387	20,387	1.7%
		Subordinated Secured Note — Tranche B (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor) plus 6.00% PIK, due 4/01/2013)(3), (4)	15,035	15,035	15,035	1.3%
		Convertible Preferred Stock — Series A (6,142.6 shares)		6,057	4,966	0.4%
		Unrestricted Common Stock (6 shares)		—	40	0.0%
				41,479	40,428	3.4%
AWCNC, LLC(19)	North Carolina / Machinery	Members Units — Class A (1,800,000 units)		—	—	0.0%
		Members Units — Class B-1 (1 unit)		—	—	0.0%
		Members Units — Class B-2 (7,999,999 units)		—	—	0.0%
				—	—	0.0%
Borga, Inc.	California / Manufacturing	Revolving Line of Credit — $1,000 Commitment (5.00% (PRIME + 1.75%) plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)(4), (25)	1,000	945	1,000	0.1%
		Senior Secured Term Loan B (8.50% (PRIME + 5.25%) plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)(4)	1,612	1,501	168	0.0%
		Senior Secured Term Loan C (12.00% plus 4.00% PIK plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)	9,166	707	—	0.0%
		Common Stock (100 shares)(21)		—	—	0.0%
		Warrants (33,750 warrants)(21)		—	—	0.0%
				3,153	1,168	0.1%
C&J Cladding LLC	Texas / Metal Services and Minerals	Membership Interest (400 units)(22)		580	5,191	0.4%
				580	5,191	0.4%
Energy Solutions Holdings, Inc.(8)	Texas / Gas Gathering and Processing	Senior Secured Note (18.00%, due 12/11/2016) (3)	25,000	25,000	25,000	2.1%
		Junior Secured Note (18.00%, due 12/12/2016) (3)	12,000	12,000	12,000	1.0%
		Senior Secured Note to Vessel Holdings LLC (18.00%, due 12/12/2016)	3,500	3,500	3,500	0.3%
		Subordinated Secured Note to Freedom Marine Holdings, LLC (12.00% (LIBOR + 6.11% with 5.89% LIBOR floor) plus 4.00% PIK, in non-accrual status effective 10/1/2010, due 12/31/2011)	13,086	12,504	3,431	0.3%
		Senior Secured Debt to Yatesville Coal Holdings, Inc. (Non-accrual status effective 1/01/2009, past due)	1,035	1,035	—	0.0%
		Junior Secured Debt to Yatesville Coal Holdings, Inc. (Non-accrual status effective 1/01/2009, past due)	414	414	—	0.0%
		Common Stock (100 shares)(3)		8,793	109,536	9.3%
				63,246	153,467	13.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
December 31, 2011 and June 30, 2011
(in thousands, except share data)

			December 31, 2011 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (25.00% or greater of voting control)

Integrated Contract Services, Inc.(9)	North Carolina / Contracting	Secured Promissory Notes (15.00%, in non-accrual status effective 12/22/2010, due 3/21/2012 – 12/31/2013) (10)	$2,581	$2,580	$1,106	0.1%
		Senior Demand Note (15.00%, in non-accrual status effective 11/1/2010, past due)(10)	1,170	1,170	—	0.0%
		Senior Secured Note (7.00% plus 7.00% PIK plus 6.00% default interest, in non-accrual status effective 10/09/2007, past due)	960	660	—	0.0%
		Junior Secured Note (7.00% plus 7.00% PIK plus 6.00% default interest, in non-accrual status effective 10/09/2007, past due)	13,110	13,110	—	0.0%
		Preferred Stock — Series A (10 shares)		—	—	0.0%
		Common Stock (49 shares)		679	—	0.0%
				18,199	1,106	0.1%
Manx Energy, Inc. (“Manx”)(12)	Kansas / Oil & Gas Production	Appalachian Energy Holdings, LLC (“AEH”) — Senior Secured First Lien Note (8.00%, in non-accrual status effective 1/19/2010, due 1/19/2013)	2,341	2,000	—	0.0%
		Coalbed, LLC — Senior Secured Note (8.00%, in non-accrual status effective 1/19/2010, due 1/19/2013)(6)	7,022	5,991	—	0.0%
		Manx — Senior Secured Note (13.00%, in non-accrual status effective 1/19/2010, due 1/19/2013)	3,550	3,550	436	0.0%
		Manx — Preferred Stock (6,635 shares)		6,307	—	0.0%
		Manx — Common Stock (17,082 shares)		1,171	—	0.0%
				19,019	436	0.0%
NMMB Holdings, Inc. (24)	New York / Media	Revolving Line of Credit — $3,000 Commitment (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor), due 5/6/2012) (4), (25)	—	—	—	0.0%
		Senior Term Loan (14.00%, due 5/6/2016)	21,700	21,700	21,700	1.9%
		Senior Subordinated Term Loan (15.00%, due 5/6/2016)	2,800	2,800	2,800	0.2%
		Series A Preferred Stock (4,400 shares)		4,400	1,784	0.2%
				28,900	26,284	2.3%
NRG Manufacturing, Inc.	Texas / Manufacturing	Senior Secured Note (15.00%, due 12/27/2016)	37,218	37,218	37,218	3.2%
		Common Stock (408 shares)		1,180	50,257	4.3%
				38,398	87,475	7.5%
Nupla Corporation	California / Home & Office Furnishings, Housewares & Durable	Revolving Line of Credit — $2,000 Commitment (7.25% (PRIME + 4.00%), plus 2.00% default interest, due 9/04/2012)(4), (25)	1,093	1,046	1,093	0.1%
		Senior Secured Term Loan A (8.00% (PRIME + 4.75%) plus 2.00% default interest, due 9/04/2012)(4)	4,273	637	3,857	0.3%
		Senior Subordinated Debt (15.00% PIK, in non-accrual status effective 4/01/2009, due 3/04/2013)	4,212	—	96	0.0%
		Preferred Stock — Class A (2,850 shares)		—	—	0.0%
		Preferred Stock — Class B (1,330 shares)		—	—	0.0%
		Common Stock (2,360,743 shares)		—	—	0.0%
				1,683	5,046	0.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
December 31, 2011 and June 30, 2011
(in thousands, except share data)

			December 31, 2011 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (25.00% or greater of voting control)

R-V Industries, Inc.	Pennsylvania / Manufacturing	Warrants (200,000 warrants, expiring 6/30/2017)		$1,682	$3,437	0.3%
		Common Stock (545,107 shares)		5,087	9,369	0.8%
				6,769	12,806	1.1%
		Total Control Investments		273,496	386,552	32.9%

Affiliate Investments (5.00% to 24.99% voting control)

BNN Holdings Corp., (f/k/a Biotronic NeuroNetwork)	Michigan / Healthcare	Senior Secured Note (11.50% (LIBOR + 7.00% with 4.50% LIBOR floor) plus 1.00% PIK, due 2/21/2013)(3), (4)	$26,227	26,227	26,227	2.2%
		Preferred Stock Series A (9,925.455 shares)(13)		2,300	310	0.0%
		Preferred Stock Series B (1,753.64 shares)(13)		579	78	0.0%
				29,106	26,615	2.2%
Boxercraft Incorporated	Georgia / Textiles & Leather	Senior Secured Term Loan A (9.50% (LIBOR + 6.50% with 3.00% LIBOR floor), due 9/16/2013)(3), (4)	2,194	2,003	2,225	0.2%
		Senior Secured Term Loan B (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor), due 9/16/2013)(3), (4)	4,725	4,140	4,796	0.4%
		Senior Secured Term Loan C (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 9/16/2013)(3), (4)	2,289	2,289	2,323	0.2%
		Subordinated Secured Term Loan (12.00% plus 3.00% PIK, due 3/16/2014)(3)	7,846	6,751	7,964	0.7%
		Preferred Stock (1,000,000 shares)		—	1,305	0.1%
		Common Stock (10,000 shares)		—	—	0.0%
				15,183	18,613	1.6%
Smart, LLC(14)	New York / Diversified / Conglomerate Service	Membership Interest		—	37	0.0%
				—	37	0.0%
Sport Helmets Holdings, LLC(14)	New York / Personal & Nondurable Consumer Products	Revolving Line of Credit — $3,000 Commitment (3.87% (LIBOR + 3.50%), due 12/14/2013) (4), (25), (26)	—	—	—	0.0%
		Senior Secured Term Loan A (3.87% (LIBOR + 3.50%), due 12/14/2013)(3), (4)	1,675	1,132	1,645	0.2%
		Senior Secured Term Loan B (4.37%, (LIBOR + 4.00%) due 12/14/2013)(3), (4)	7,275	5,877	7,062	0.6%
		Senior Subordinated Debt — Series A (12.00% plus 3.00% PIK, due 6/14/2014)(3)	7,666	6,580	7,666	0.7%
		Senior Subordinated Debt — Series B (10.00% plus 5.00% PIK, due 6/14/2014)(3)	1,464	1,151	1,464	0.1%
		Common Stock (20,974 shares)		459	4,770	0.4%
				15,199	22,607	2.0%
		Total Affiliate Investments		59,488	67,872	5.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
December 31, 2011 and June 30, 2011
(in thousands, except share data)

			December 31, 2011 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

ADAPCO, Inc.	Florida / Ecological	Common Stock (5,000 shares)		$141	$233	0.0%
				141	233	0.0%
Aircraft Fasteners International, LLC	California / Machinery	Revolving Line of Credit — $500 Commitment (9.50% (LIBOR + 7.00% with 2.50% LIBOR floor), due 11/01/2012)(4), (25), (26)	—	—	—	0.0%
		Senior Secured Term Loan (9.50% (LIBOR + 7.00% with 2.50% LIBOR floor), due 11/01/2012)(3), (4)	2,976	2,976	2,976	0.3%
		Junior Secured Term Loan (12.00% plus 6.00% PIK, due 5/01/2013)(3)	4,465	4,465	4,465	0.4%
		Convertible Preferred Stock (32,500 units)		396	428	0.0%
				7,837	7,869	0.7%
American Gilsonite Company	Utah / Specialty Minerals	Senior Subordinated Note (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/10/2016)(3), (4)	30,232	30,232	30,232	2.6%
		Senior Subordinated Note (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/10/2016)(4)	7,500	7,500	7,500	0.6%
		Membership Interest in AGC/PEP, LLC (99.9999%)(15)		—	4,223	0.4%
				37,732	41,955	3.6%
Anchor Hocking, LLC.(3)	Ohio / Durable Consumer Products	Senior Secured First Lien Term Loan (10.50% (LIBOR + 9.00% with 1.50% LIBOR floor), due 9/27/2016) (4)	20,444	20,444	19,859	1.7%
				20,444	19,859	1.7%
Apidos CLO VIII	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	—	10,677	9,668	0.8%
				10,677	9,668	0.8%
Arrowhead General Insurance Agency, Inc.(16)	California / Insurance	Secured Second Lien Term Loan (11.25% (LIBOR + 9.50% with 1.75% LIBOR floor), due 9/30/2017) (4)	27,000	27,000	27,810	2.4%
				27,000	27,810	2.4%
Babson CLO Ltd 2011-I	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	—	32,116	29,694	2.5%
				32,116	29,694	2.5%
Byrider Systems Acquisition Corp	Indiana / Auto Finance	Senior Subordinated Notes (12.00% plus 2.00% PIK, due 11/3/2016) (3)	25,296	25,296	25,296	2.2%
				25,296	25,296	2.2%
Caleel + Hayden, LLC (14)	Colorado / Personal & Nondurable Consumer Products	Membership Units (7,500 shares)		351	562	0.0%
		Options in Mineral Fusion Natural Brands, LLC (11,662 options)		—	—	0.0%
				351	562	0.0%
Capstone Logistics, LLC. (4)	Georgia / Commercial Services	Senior Secured Term Loan A (7.50% (LIBOR + 5.50% with 2.00% LIBOR floor), due 9/16/2016)	34,027	34,027	34,027	2.9%
		Senior Secured Term Loan B (13.50% (LIBOR + 11.50% with 2.00% LIBOR floor), due 9/16/2016)(3)	41,625	41,625	41,625	3.6%
				75,652	75,652	6.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
December 31, 2011 and June 30, 2011
(in thousands, except share data)

			December 31, 2011 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Cargo Airport Services USA, LLC	New York / Transportation	Senior Secured Term Loan (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor), due 3/31/2016) (3), (4)	$ 49,522	$ 49,522	$ 49,522	4.2%
		Common Equity (1.5 units)		1,500	1,705	0.1%
		Membership Interests in Cargo Services Holdings, LLC		139	139	0.0%
				51,161	51,366	4.3%
CIFC Funding 2011-I, Ltd. (4)	Cayman Islands / Diversified Financial Services	Secured Class D Notes (5.79% (LIBOR + 5.00%), due 1/19/2023)	2,500	1,930	1,930	0.2%
		Unsecured Class E Notes (7.79% (LIBOR + 7.00%), due 1/19/2023)	15,400	12,404	12,404	1.1%
				14,334	14,334	1.3%
Clearwater Seafoods LP	Canada / Food Products	Second Lien Term Loan (12.00%, due 2/4/2016) (3)	45,000	45,000	45,000	3.8%
				45,000	45,000	3.8%
The Copernicus Group, Inc.	North Carolina / Healthcare	Revolving Line of Credit — $1,000 Commitment (7.50% (LIBOR + 4.50% with 3.00% LIBOR floor), due 2/9/2016)(4), (25)	—	—	—	0.0%
		Senior Secured Term Loan A (7.50% (LIBOR + 4.50% with 3.00% LIBOR floor), due 2/9/2016)(3), (4)	10,688	10,688	10,688	0.9%
		Senior Secured Term Loan B (13.50% (LIBOR + 10.50% with 3.00% LIBOR floor), due 2/9/2016) (3), (4)	11,250	11,250	11,250	1.0%
		Preferred Stock — Series A (1,000,000 shares)		67	1,489	0.1%
		Preferred Stock — Series C (212,121 shares)		212	634	0.1%
				22,217	24,061	2.1%
CRT MIDCO, LLC	Wisconsin / Media	Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 6/30/2017)(3), (4)	74,250	74,250	74,250	6.3%
				74,250	74,250	6.3%
Diamondback Operating, LP	Oklahoma / Oil & Gas Production	Net Profits Interest (15.00% payable on Equity distributions)(7)		—	—	0.0%
				—	—	0.0%
Empire Today, LLC(16)	Illinois / Durable Consumer Products	Senior Secured Note (11.375%, due 2/1/2017)	15,700	15,220	15,700	1.3%
				15,220	15,700	1.3%
Fischbein, LLC	North Carolina / Machinery	Senior Subordinated Debt (12.00% plus 2.00% PIK, due 10/31/2016)	3,379	3,379	3,379	0.3%
		Membership Class A (875,000 units)		875	1,466	0.1%
				4,254	4,845	0.4%
H&M Oil & Gas, LLC	Texas / Oil & Gas Production	Senior Secured Note (13.00% (LIBOR + 7.50% with 5.50% LIBOR floor) plus 3.00% PIK, in non-accrual status effective 01/01/2011, past due)(4)	61,865	60,019	39,081	3.3%
		Net Profits Interest (8.00% payable on Equity distributions)(7)		—	—	0.0%
				60,019	39,081	3.3%
Hi-Tech Testing Service, Inc. and Wilson Inspection X-Ray Services, Inc.	Texas / Oil & Gas Equipment & Services	Senior Secured Term Loan (11.00%, due 9/26/2016)	8,000	7,760	7,760	0.7%
				7,760	7,760	0.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
December 31, 2011 and June 30, 2011
(in thousands, except share data)

			December 31, 2011 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Hoffmaster Group, Inc.	Wisconsin / Durable Consumer Products	Second Lien Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 1/3/2019) (4)	$ 10,000	$ 9,800	$ 9,800	0.8%
				9,800	9,800	0.8%
Hudson Products Holdings, Inc.(16)	Texas / Manufacturing	Senior Secured Term Loan (8.50% (PRIME + 4.50% with 4.00% PRIME floor), due 8/24/2015)(3), (4)	6,316	5,840	5,365	0.5%
				5,840	5,365	0.5%
ICON Health & Fitness, Inc(16)	Utah / Durable Consumer Products	Senior Secured Note (11.875% , due 10/15/2016) (3)	43,100	43,382	43,100	3.7%
				43,382	43,100	3.7%
Injured Workers Pharmacy LLC	Massachusetts / Healthcare	Second Lien Debt (12.00% (LIBOR + 7.50% with 4.50% LIBOR floor) plus 1.00% PIK, due 11/04/2017) (3), (4)	15,024	15,024	15,024	1.3%
				15,024	15,024	1.3%
Iron Horse Coiled Tubing, Inc.(23)	Alberta, Canada / Production Services	Common Stock (3,821 shares)		268	2,040	0.2%
				268	2,040	0.2%
JHH Holdings, Inc.	Texas / Healthcare	Second Lien Debt (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 6/23/2016) (3), (4)	15,637	15,637	15,637	1.3%
				15,637	15,637	1.3%
LHC Holdings Corp.	Florida / Healthcare	Revolving Line of Credit — $750 Commitment (8.50% (LIBOR + 6.00% with 2.50% LIBOR floor), due 6/30/2012) (4), (25), (26)	—	—	—	0.0%
		Senior Secured Term Loan A (8.50% (LIBOR + 6.00% with 2.50% LIBOR floor), due 6/30/2012)(3), (4)	295	295	295	0.0%
		Senior Subordinated Debt (12.00% plus 2.50% PIK, due 5/31/2013)(3)	4,565	4,358	4,562	0.4%
		Membership Interest (125 units)		216	210	0.0%
				4,869	5,067	0.4%
Maverick Healthcare, LLC	Arizona / Healthcare	Preferred Units (1,250,000 units)		1,252	1,483	0.1%
		Common Units (1,250,000 units)		—	—	0.0%
				1,252	1,483	0.1%
Medical Security Card Company, LLC(4)	Arizona / Healthcare	Revolving Line of Credit - $1,500 Commitment (9.50% (LIBOR + 7.00% with 2.50% LIBOR floor), due 2/1/2016) (25)	—	—	—	0.0%
		First Lien Term Loan (11.25% (LIBOR + 8.75% with 2.50% LIBOR floor), due 2/1/2016)(3)	19,646	19,646	19,646	1.7%
				19,646	19,646	1.7%
Mood Media Corporation(16), (3)	Canada / Media	Senior Subordinated Term Loan (10.25% (LIBOR + 8.75% with 1.50% LIBOR floor), due 11/6/2018)(4)	15,000	14,859	14,875	1.3%
				14,859	14,875	1.3%
New Meatco Provisions, LLC	California / Food Products	Senior Subordinated Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor) plus 4.00%, PIK due 4/18/2016) (4)	13,374	13,374	10,268	0.9%
				13,374	10,268	0.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
December 31, 2011 and June 30, 2011

(in thousands, except share data)

			December 31, 2011 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Nobel Learning Communities, Inc.	Pennsylvania / Consumer Services	Subordinated Unsecured (11.50% plus 1.50% PIK, due 8/9/2017)	$ 15,070	$ 15,070	$ 15,070	1.3%
				15,070	15,070	1.3%
Northwestern Management Services, LLC	Florida / Healthcare	Revolving Line of Credit — $1,500 Commitment (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 7/30/2015)(4), (25)	—	—	—	0.0%
		Senior Secured Term Loan A (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 7/30/2015)(3), (4)	16,887	16,887	16,887	1.4%
		Common Stock (50 shares)		371	673	0.1%
				17,258	17,560	1.5%
Out Rage, LLC(4)	Wisconsin / Durable Consumer Products	Revolving Line of Credit - $1,500 Commitment (11.0% (LIBOR + 8.00% with 3.00% LIBOR floor), due 3/2/2012)(25)	—	—	—	0.0%
		Senior Secured Term Loan (11.00% (LIBOR + 8.00% with 3.00% LIBOR floor), due 3/2/2015)	12,266	12,266	12,266	1.0%
				12,266	12,266	1.0%
Pinnacle Treatment Centers, Inc(4)	Pennsylvania / Healthcare	Revolving Line of Credit —$1,000 Commitment (8.0% (LIBOR + 5.00% with 3.00% LIBOR floor), due 1/10/2016) (25)	—	—	—	0.0%
		Senior Secured Term Loan (11.00% (LIBOR + 8.00% with 3.00% LIBOR floor), due 1/10/2016)(3)	18,050	18,050	17,355	1.5%
				18,050	17,355	1.5%
Potters Holdings II, L.P.(16)	Pennsylvania / Manufacturing	Senior Subordinated Term Loan (10.25% (LIBOR + 8.50% with 1.75% LIBOR floor), due 11/6/2017)(3), (4)	15,000	14,791	15,000	1.3%
				14,791	15,000	1.3%
Pre-Paid Legal Services, Inc(16)	Oklahoma / Consumer Services	Senior Subordinated Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 12/31/2016)(3), (4)	5,000	5,000	5,000	0.4%
				5,000	5,000	0.4%
Progrexion Holdings, Inc(4),(28)	Utah / Consumer Services	Senior Secured Term Loan A (10.75% (LIBOR + 8.75% with 2.00% LIBOR floor), due 12/31/2014) (3)	35,395	35,395	35,395	3.0%
		Senior Secured Term Loan B (10.75% (LIBOR + 8.75% with 2.00% LIBOR floor), due 12/31/2014)	32,463	32,463	32,463	2.8%
				67,858	67,858	5.8%
Renaissance Learning, Inc.(16)	Wisconsin / Consumer Services	Second Lien Term Loan (12.00% (LIBOR + 10.50% with 1.50% LIBOR floor), due 10/19/2018)(4)	6,000	5,764	6,000	0.5%
				5,764	6,000	0.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
December 31, 2011 and June 30, 2011
(in thousands, except share data)

			December 31, 2011 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

ROM Acquisition Corporation	Missouri / Automobile	Revolving Line of Credit — $1,750 Commitment (4.50% (LIBOR + 3.50% with 1.00% LIBOR floor), due 2/08/2013)(4), (25), (26)	$ —	$ —	$ —	0.0%
		Senior Secured Term Loan A (4.50% (LIBOR + 3.50% with 1.00% LIBOR floor), due 2/08/2013)(3), (4)	1,492	1,372	1,471	0.1%
		Senior Secured Term Loan B (8.00% (LIBOR + 7.00% with 1.00% LIBOR floor), due 5/08/2013)(3), (4)	7,123	7,123	7,123	0.6%
		Senior Secured Term Loan C (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 5/08/2013)(3), (4)	3,850	3,850	3,805	0.3%
		Senior Secured Term Loan D (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 5/08/2013)(3), (4)	11,800	11,800	11,667	1.0%
		Senior Subordinated Debt (12.00% plus 3.00% PIK due 8/08/2013)(3)	7,318	7,129	7,129	0.6%
				31,274	31,195	2.6%
Royal Adhesives & Sealants, LLC	Indiana / Chemicals	Senior Subordinated Unsecured Term Loan (12.00% plus 2.00% PIK due 11/29/2016)	25,535	25,535	25,535	2.2%
				25,535	25,535	2.2%
SG Acquisition, Inc (4)	Georgia / Insurance	Senior Secured Term Loan A (8.50% (LIBOR + 6.50% with 2.00% LIBOR floor), due 3/18/2016)	29,775	29,775	29,983	2.6%
		Senior Secured Term Loan B (14.50% (LIBOR + 12.50% with 2.00% LIBOR floor), due 3/18/2016)(3)	29,775	29,775	30,072	2.6%
				59,550	60,055	5.2%
Seaton Corp.	Illinois / Business Services	Subordinated Secured (12.50% (LIBOR + 9.00% with 3.50% LIBOR floor) plus 2.00% PIK, due 3/14/2014) (3), (4)	6,788	6,633	6,788	0.6%
				6,633	6,788	0.6%
Shearer’s Foods, Inc.	Ohio / Food Products	Junior Secured Debt (12.00% plus 3.75% PIK (3.75% LIBOR floor), due 3/31/2016)(3), (4)	36,935	36,935	36,935	3.1%
		Membership Interest in Mistral Chip Holdings, LLC - Common (2,000 units)(17)		2,000	2,190	0.2%
		Membership Interest in Mistral Chip Holdings, LLC 2 - Common (595 units)(17)		1,322	652	0.1%
		Membership Interest in Mistral Chip Holdings, LLC 3 - Preferred (67 units)(17)		673	772	0.1%
				40,930	40,549	3.5%
Skillsoft Public Limited Company	Ireland / Software & Computer Services	Subordinated Unsecured (11.125%, due 06/01/2018)	15,000	14,914	15,000	1.3%
				14,914	15,000	1.3%
Snacks Holding Corporation	Minnesota / Food Products	Senior Subordinated Unsecured Term Loan (12.00% plus 1.00% PIK, due 11/12/2017)	15,173	14,646	14,646	1.2%
		Series A Preferred Stock (4,021.45 shares)	—	56	37	0.0%
		Series B Preferred Stock (1,866.10 shares)	—	56	37	0.0%
		Warrant (to purchase 31,196.52 voting common shares, expires 11/12/2020)		479	319	0.0%
				15,237	15,039	1.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
December 31, 2011 and June 30, 2011
(in thousands, except share data)

			December 31, 2011 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

SonicWALL, Inc.	California / Software & Computer Services	Subordinated Secured (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor), due 1/23/2017) (3), (4)	$ 23,000	$ 22,983	$ 23,000	2.0%
				22,983	23,000	2.0%
Springs Window Fashions, LLC	Wisconsin / Durable Consumer Products	Second Lien Term Loan (11.25% (LIBOR + 9.25% with 2.00% LIBOR floor), due 11/30/2017)(3), (4)	35,000	35,000	34,592	3.0%
				35,000	34,592	3.0%
ST Products, LLC	Pennsylvania/ Manufacturing	Senior Secured Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor), due 6/16/2016)(3), (4)	26,169	26,169	26,169	2.2%
				26,169	26,169	2.2%
Stauber Performance Ingredients, Inc.	California / Food Products	Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 1/21/2016)(3), (4)	22,218	22,218	22,218	1.9%
				22,218	22,218	1.9%
Stryker Energy, LLC	Ohio / Oil & Gas Production	Subordinated Secured Revolving Credit Facility — $50,300 Commitment (8.50% (LIBOR + 7.00% with 1.50% LIBOR floor) plus 3.75% PIK, in non-accrual status effective 12/1/2011, due 12/01/2015) (4), (25)	32,817	32,711	5,452	0.5%
		Overriding Royalty Interests(18)		—	2,210	0.2%
				32,711	7,662	0.7%
Targus Group International, Inc(16)	California / Durable Consumer Products	First Lien Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 5/25/2016) (3), (4)	23,880	23,444	23,880	2.0%
				23,444	23,880	2.0%
Totes Isotoner Corporation	Ohio / Nondurable Consumer Products	Second Lien Term Loan (10.75%, (LIBOR + 9.25% with 1.50% LIBOR floor) due 1/8/2018) (3), (4)	39,000	39,000	39,000	3.3%
				39,000	39,000	3.3%
U.S. HealthWorks Holding Company, Inc(16)	California / Healthcare	Second Lien Term Loan (10.50% (LIBOR + 9.00% with 1.50% LIBOR floor), due 6/15/2017) (3), (4)	25,000	25,000	25,000	2.1%
				25,000	25,000	2.1%
VanDeMark Chemicals, Inc.(3)	New York / Chemicals	Senior Secured Term Loan Note (12.20% (LIBOR + 10.20% with 2.0% LIBOR floor), due 12/31/2014)(4)	31,083	31,083	31,083	2.6%
				31,083	31,083	2.6%
VPSI, Inc.	Michigan / Transportation	First Lien Senior Secured Note (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor), due 12/23/2015) (3), (4)	16,958	16,958	16,207	1.4%
				16,958	16,207	1.4%
Wind River Resources Corp. and Wind River II Corp.	Utah / Oil & Gas Production	Senior Secured Note (13.00% (LIBOR + 7.50% with 5.50% LIBOR floor) plus 3.00% default interest on principal, 16.00% default interest on past due interest, in non-accrual status effective 12/01/2008, past due)(4)	15,000	15,000	5,642	0.5%
		Net Profits Interest (5.00% payable on Equity distributions)(7)		—	—	0.0%
				15,000	5,642	0.5%
	Total Non-control/Non-affiliate Investments (Level 3 Investments)			1,315,108	1,262,023	107.7%

	Total Level 3 Portfolio Investments			1,648,092	1,716,447	146.4%

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
December 31, 2011 and June 30, 2011
(in thousands, except share data)

			December 31, 2011 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 1 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Allied Defense Group, Inc.	Virginia / Aerospace & Defense	Common Stock (10,000 shares)		$ 56	$ 32	0.0%
				56	32	0.0%
Dover Saddlery, Inc.	Massachusetts / Retail	Common Stock (30,974 shares)		63	124	0.0%
				63	124	0.0%
Total Non-control/Non-affiliate Investments (Level 1 Investments)				119	156	0.0%

Total Portfolio Investments				1,648,211	1,716,603	146.4%

SHORT TERM INVESTMENTS: Money Market Funds (Level 2 Investments)

Fidelity Institutional Money Market Funds — Government Portfolio (Class I)				49,125	49,125	4.2%
Fidelity Institutional Money Market Funds — Government Portfolio (Class I) (3)				11,579	11,579	1.0%
Victory Government Money Market Funds				1	1	0.0%

Total Money Market Funds				60,705	60,705	5.2%

Total Investments				1,708,916	1,777,308	151.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011 and June 30, 2011
(in thousands, except share data)

			June 30, 2011 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (25.00% or greater of voting control)

AIRMALL USA, Inc (27)	Pennsylvania / Property Management	Senior Secured Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor), due 6/30/2015)(3), (4)	$ 30,000	$ 30,000	$ 30,000	2.7%
		Senior Subordinated Term Loan (12.00% plus 6.00% PIK, due 12/31/2015)	12,500	12,500	12,500	1.1%
		Convertible Preferred Stock (9,919.684 shares)		9,920	9,226	0.8%
		Common Stock (100 shares)		—	—	0.0%
				52,420	51,726	4.6%
Ajax Rolled Ring & Machine, Inc.	South Carolina / Manufacturing	Senior Secured Note — Tranche A (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 4/01/2013)(3), (4)	20,607	20,607	20,607	1.8%
		Subordinated Secured Note — Tranche B (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor) plus 6.00% PIK, due 4/01/2013)(3), (4)	15,035	15,035	13,270	1.2%
		Convertible Preferred Stock — Series A (6,142.6 shares)		6,057	—	0.0%
		Unrestricted Common Stock (6 shares)		—	—	0.0%
				41,699	33,877	3.0%
AWCNC, LLC(19)	North Carolina / Machinery	Members Units — Class A (1,800,000 units)		—	—	0.0%
		Members Units — Class B-1 (1 unit)		—	—	0.0%
		Members Units — Class B-2 (7,999,999 units)		—	—	0.0%
				—	—	0.0%
Borga, Inc.	California / Manufacturing	Revolving Line of Credit — $1,000 Commitment (5.00% (PRIME + 1.75%) plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)(4), (25)	1,000	945	1,000	0.1%
		Senior Secured Term Loan B (8.50% (PRIME + 5.25%) plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)(4)	1,612	1,500	691	0.1%
		Senior Secured Term Loan C (12.00% plus 4.00% PIK plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)	8,980	706	—	0.0%
		Common Stock (100 shares)(21)		—	—	0.0%
		Warrants (33,750 warrants)(21)		—	—	0.0%
				3,151	1,691	0.2%
C&J Cladding LLC	Texas / Metal Services and Minerals	Membership Interest (400 units)(22)		580	4,699	0.4%
				580	4,699	0.4%
Change Clean Energy Holdings, Inc. (“CCEHI” or “Biomass”)(5),(8)	Maine / Biomass Power	Common Stock (1,000 shares)		2,540	—	0.0%
				2,540	—	0.0%
Freedom Marine Services LLC(20),(8)	Louisiana / Shipping Vessels	Subordinated Secured Note (12.00% (LIBOR + 6.11% with 5.89% LIBOR floor) plus 4.00% PIK, in non-accrual status effective 10/1/2010, due 12/31/2011)(4)	11,674	11,303	3,079	0.3%
		Net Profits Interest (22.50% payable on equity distributions)(7)		—	—	0.0%
				11,303	3,079	0.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
December 31, 2011 and June 30, 2011
(in thousands, except share data)

			June 30, 2011 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (25.00% or greater of voting control)

Gas Solutions Holdings, Inc.(8), (3)	Texas / Gas Gathering and Processing	Senior Secured Note (18.00%, due 12/11/2016)	$ 25,000	$ 25,000	$ 25,000	2.2%
		Junior Secured Note (18.00%, due 12/12/2016)	12,000	12,000	12,000	1.1%
		Common Stock (100 shares)		5,003	68,406	6.2%
				42,003	105,406	9.5%
Integrated Contract Services, Inc.(9)	North Carolina / Contracting	Secured Promissory Notes (15.00%, in non-accrual status effective 12/22/2010, due 3/21/2012 – 4/10/2013) (10)	1,708	1,708	1,708	0.2%
		Senior Demand Note (15.00%, in non-accrual status effective 11/1/2010, past due)(10)	1,170	1,170	59	0.0%
		Senior Secured Note (7.00% plus 7.00% PIK plus 6.00% default interest, in non-accrual status effective 10/09/2007, past due)	960	660	—	0.0%
		Junior Secured Note (7.00% plus 7.00% PIK plus 6.00% default interest, in non-accrual status effective 10/09/2007, past due)	14,003	14,003	—	0.0%
		Preferred Stock — Series A (10 shares)		—	—	0.0%
		Common Stock (49 shares)		679	—	0.0%
				18,220	1,767	0.2%
Iron Horse Coiled Tubing, Inc.(23)	Alberta, Canada / Production Services	Senior Secured Tranche 2 (Zero Coupon, due 1/1/2016)	2,338	2,338	2,186	0.2%
		Senior Secured Tranche 3 (2.00%, due 1/1/2016)	12,000	11,781	11,514	1.0%
		Common Stock (3,821 shares)		268	1,657	0.2%
				14,387	15,357	1.4%
Manx Energy, Inc. (“Manx”)(12)	Kansas / Oil & Gas Production	Appalachian Energy Holdings, LLC (“AEH”) — Senior Secured Note (8.00%, in non-accrual status effective 1/19/2010, due 1/19/2013)	2,248	2,000	—	0.0%
		Coalbed, LLC — Senior Secured Note (8.00%, in non-accrual status effective 1/19/2010, due 1/19/2013)(6)	6,743	5,991	—	0.0%
		Manx — Senior Secured Note (13.00%, in non-accrual status effective 1/19/2010, due 1/19/2013)	3,550	3,550	1,312	0.1%
		Manx — Preferred Stock (6,635 shares)		6,307	—	0.0%
		Manx — Common Stock (3,416,335 shares)		1,171	—	0.0%
				19,019	1,312	0.1%
NMMB Holdings, Inc. (24)	New York / Media	Revolving Line of Credit — $3,000 Commitment (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor), due 5/6/2016) (4), (25)	—	—	—	0.0%
		Senior Term Loan (14.00%, due 5/6/2016)	24,250	24,250	24,250	2.2%
		Senior Subordinated Term Loan (15.00%, due 5/6/2016)	2,800	2,800	2,800	0.2%
		Series A Preferred Stock (4,400 shares)		4,400	4,400	0.4%
				31,450	31,450	2.8%
NRG Manufacturing, Inc.	Texas / Manufacturing	Senior Secured Note (16.50% (LIBOR + 11.00% with 5.50% LIBOR floor), due 8/31/2011)(3), (4)	13,080	13,080	13,080	1.2%
		Common Stock (800 shares)		2,317	32,403	2.9%
				15,397	45,483	4.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)

December 31, 2011 and June 30, 2011

(in thousands, except share data)

			June 30, 2011 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (25.00% or greater of voting control)

Nupla Corporation	California / Home & Office Furnishings, Housewares & Durable	Revolving Line of Credit — $2,000 Commitment (7.25% (PRIME + 4.00%) plus 2.00% default interest, due 9/04/2012)(4), (25)	$1,093	$1,014	$1,093	0.1%
		Senior Secured Term Loan A (8.00% (PRIME + 4.75%) plus 2.00% default interest, due 9/04/2012)(4)	4,538	902	4,538	0.4%
		Senior Subordinated Debt (15.00% PIK, in non-accrual status effective 4/01/2009, due 3/04/2013)	3,910	—	478	0.0%
		Preferred Stock — Class A (2,850 shares)		—	—	0.0%
		Preferred Stock — Class B (1,330 shares)		—	—	0.0%
		Common Stock (2,360,743 shares)		—	—	0.0%
				1,916	6,109	0.5%
R-V Industries, Inc.	Pennsylvania / Manufacturing	Warrants (200,000 warrants, expiring 6/30/2017)		1,682	2,178	0.2%
		Common Stock (545,107 shares)		5,086	5,938	0.5%
				6,768	8,116	0.7%
Yatesville Coal Holdings, Inc.(11),(8)	Kentucky / Mining, Steel, Iron and Non-Precious Metals and Coal Production	Senior Secured Note (Non-accrual status effective 1/01/2009, past due)(4)	1,035	1,035	—	0.0%
		Junior Secured Note (Non-accrual status effective 1/01/2009, past due)(4)	413	413	—	0.0%
		Common Stock (1,000 shares)		—	—	0.0%
				1,448	—	0.0%
		Total Control Investments		262,301	310,072	27.8%

Affiliate Investments (5.00% to 24.99% voting control)

BNN Holdings Corp., (f/k/a Biotronic NeuroNetwork)	Michigan / Healthcare	Senior Secured Note (11.50% (LIBOR + 7.00% with 4.50% LIBOR floor) plus 1.00% PIK, due 2/21/2013)(3), (4)	26,227	26,227	27,014	2.4%
		Preferred Stock Series A (9,925.455 shares)(13)		2,300	5,597	0.6%
		Preferred Stock Series B (1,753.64 shares)(13)		579	1,409	0.1%
				29,106	34,020	3.1%
Boxercraft Incorporated	Georgia / Textiles & Leather	Senior Secured Term Loan A (9.50% (LIBOR + 6.50% with 3.00% LIBOR floor), due 9/16/2013)(3), (4)	2,710	2,423	2,674	0.2%
		Senior Secured Term Loan B (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor), due 9/16/2013)(3), (4)	4,753	4,025	4,722	0.4%
		Subordinated Secured Term Loan (12.00% plus 6.50% PIK, due 3/16/2014)(3)	7,727	6,483	7,766	0.8%
		Preferred Stock (1,000,000 shares)		—	470	0.0%
		Common Stock (10,000 shares)		—	—	0.0%
				12,931	15,632	1.4%
Smart, LLC(14)	New York / Diversified / Conglomerate Service	Membership Interest — Class B (1,218 units)		—	—	0.0%
		Membership Interest — Class D (1 unit)		—	—	0.0%
				—	—	0.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
December 31, 2011 and June 30, 2011
(in thousands, except share data)

			June 30, 2011 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Affiliate Investments (5.00% to 24.99% voting control)

Sport Helmets Holdings, LLC(14)	New York / Personal & Nondurable Consumer Products	Revolving Line of Credit — $3,000 Commitment (4.00% (LIBOR + 3.75%), due 12/14/2013)(4), (25), (26)	$—	$—	$—	0.0%
		Senior Secured Term Loan A (4.00% (LIBOR + 3.75%), due 12/14/2013)(3), (4)	2,125	1,326	2,107	0.2%
		Senior Secured Term Loan B (4.50% (LIBOR + 4.25%), due 12/14/2013)(3), (4)	7,313	5,616	7,271	0.7%
		Senior Subordinated Debt — Series A (12.00% plus 3.00% PIK, due 6/14/2014)(3)	7,550	6,318	7,550	0.7%
		Senior Subordinated Debt — Series B (10.00% plus 5.00% PIK, due 6/14/2014)(3)	1,427	1,077	1,427	0.1%
		Common Stock (20,974 shares)		459	4,330	0.3%
				14,796	22,685	2.0%
		Total Affiliate Investments		56,833	72,337	6.5%

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

ADAPCO, Inc.	Florida / Ecological	Common Stock (5,000 shares)		141	194	0.0%
				141	194	0.0%
Aircraft Fasteners International, LLC	California / Machinery	Revolving Line of Credit — $500 Commitment (9.50% (LIBOR + 7.00% with 2.50% LIBOR floor), due 11/01/2012)(4) , (25), (26)	—	—	—	0.0%
		Senior Secured Term Loan (9.50% (LIBOR + 7.00% with 2.50% LIBOR floor), due 11/01/2012)(3), (4)	3,663	3,663	3,663	0.3%
		Junior Secured Term Loan (12.00% plus 6.00% PIK, due 5/01/2013)(3)	4,900	4,900	4,900	0.5%
		Convertible Preferred Stock (32,500 units)		396	280	0.0%
				8,959	8,843	0.8%
American Gilsonite Company	Utah / Specialty Minerals	Senior Subordinated Note (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/10/2016)(3), (4)	30,169	30,169	30,169	2.7%
		Membership Interest in AGC/PEP, LLC (99.9999%)(15)		—	4,158	0.4%
				30,169	34,327	3.1%
Arrowhead General Insurance Agency, Inc.(16)	California / Insurance	Junior Secured Term Loan (11.25% (LIBOR + 9.50% with 1.75% LIBOR floor), due 9/30/2017)(4)	27,000	27,000	27,000	2.4%
				27,000	27,000	2.4%
Byrider Systems Acquisition Corp.	Indiana / Auto Finance	Senior Subordinated Notes (12.00% plus 2.00% PIK, due 11/3/2016)	25,082	25,082	25,082	2.3%
				25,082	25,082	2.3%
Caleel + Hayden, LLC(14)	Colorado / Personal & Nondurable Consumer Products	Membership Units (7,500 shares)		351	718	0.1%
		Options in Mineral Fusion Natural Brands, LLC (11,662 options)		—	—	0.0%
				351	718	0.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
December 31, 2011 and June 30, 2011
(in thousands, except share data)

			June 30, 2011 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Cargo Airport Services USA, LLC	New York / Transportation	Revolving Line of Credit — $5,000 Commitment (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor), due 3/31/2012)(4) ,(25)	$4,935	$4,935	$4,935	0.4%
		Senior Secured Term Loan (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor), due 3/31/2016)(4)	52,669	52,669	53,459	4.8%
		Common Equity (1.5 units)		1,500	1,824	0.2%
				59,104	60,218	5.4%
Clearwater Seafoods LP	Canada / Food Products	Second Lien Term Loan (12.00%, due 2/4/2016)	45,000	45,000	45,000	4.0%
				45,000	45,000	4.0%
The Copernicus Group, Inc.	North Carolina / Healthcare	Revolving Line of Credit — $1,000 Commitment (8.00% (LIBOR + 5.00% with 3.00% LIBOR floor), due 2/9/2016)(4), (25)	—	—	—	0.0%
		Senior Secured Term Loan A (8.00% (LIBOR + 5.00% with 3.00% LIBOR floor), due 2/9/2016)(3), (4)	11,250	11,250	11,419	1.0%
		Senior Secured Term Loan B (14.00% (LIBOR + 11.00% with 3.00% LIBOR floor), due 2/9/2016)(4)	11,250	11,250	11,419	1.0%
		Preferred Stock — Series A (1,000,000 shares)		67	1,227	0.2%
		Preferred Stock — Series C (212,121 shares)		212	317	0.0%
				22,779	24,382	2.2%
CRT MIDCO, LLC	Wisconsin / Media	Revolving Line of Credit — $7,500 Commitment (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 6/30/2012)(4), (25)	—	—	—	0.0%
		Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 6/30/2017)(4)	75,000	75,000	75,000	6.7%
				75,000	75,000	6.7%
Deb Shops, Inc.(16)	Pennsylvania / Retail	Second Lien Debt (14.00% PIK, in non-accrual status effective 2/24/2009, due 10/23/2014)	19,906	14,606	—	0.0%
				14,606	—	0.0%
Diamondback Operating, LP	Oklahoma / Oil & Gas Production	Net Profits Interest (15.00% payable on Equity distributions)(7)		—	—	0.0%
				—	—	0.0%
Empire Today, LLC(16)	Illinois / Durable Consumer Products	Senior Secured Note (11.375%, due 2/1/2017)	7,500	7,424	7,500	0.7%
				7,424	7,500	0.7%
Fairchild Industrial Products, Co.	North Carolina / Electronics	Preferred Stock — Class A (285.1 shares)		377	795	0.1%
		Common Stock — Class B (28 shares)		211	579	0.1%
				588	1,374	0.2%
Fischbein, LLC	North Carolina / Machinery	Senior Subordinated Debt (12.00% plus 2.00% PIK, due 10/31/2016)	3,345	3,345	3,345	0.3%
		Membership Class A (875,000 units)		875	983	0.1%
				4,220	4,328	0.4%
H&M Oil & Gas, LLC	Texas / Oil & Gas Production	Senior Secured Note (13.00% (LIBOR + 7.50% with 5.50% LIBOR floor)plus 3.00% PIK, in non-accrual status effective 01/01/2011, past due)(4)	60,930	60,019	38,463	3.5%
		Net Profits Interest (8.00% payable on Equity distributions)(7)		—	—	0.0%
				60,019	38,463	3.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
December 31, 2011 and June 30, 2011
(in thousands, except share data)

			June 30, 2011 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Hoffmaster Group, Inc.	Wisconsin / Durable Consumer Products	Second Lien Term Loan (13.50%, due 6/2/2017)(3)	$20,000	$20,000	$20,400	1.8%
				20,000	20,400	1.8%
Hudson Products Holdings, Inc.(16)	Texas / Manufacturing	Senior Secured Term Loan (8.50% (PRIME + 4.50% with 4.00% LIBOR floor), due 8/24/2015)(3), (4)	6,348	5,819	5,597	0.5%
				5,819	5,597	0.5%
ICON Health & Fitness, Inc.(16)	Utah / Durable Consumer Products	Senior Secured Note (11.875%, due 10/15/2016)(3)	43,100	43,407	45,040	4.0%
				43,407	45,040	4.0%
IEC-Systems, LP (“IEC”) /Advanced Rig Services, LLC (“ARS”)	Texas / Oilfield Fabrication	IEC Senior Secured Note (12.00% (LIBOR + 6.00% with 6.00% LIBOR floor) plus 3.00% PIK, due 11/20/2012)(3), (4)	15,360	15,360	15,360	1.5%
		ARS Senior Secured Note (12.00% (LIBOR + 6.00% with 6.00% LIBOR floor) plus 3.00% PIK, due 11/20/2012)(3), (4)	7,716	7,716	7,716	0.7%
				23,076	23,076	2.2%
JHH Holdings, Inc.	Texas / Healthcare	Senior Subordinated Debt (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 6/23/2016) (4)	15,439	15,439	15,439	1.5%
				15,439	15,439	1.5%
LHC Holdings Corp.	Florida / Healthcare	Revolving Line of Credit — $750 Commitment (8.50% (LIBOR + 6.00% with 2.50% LIBOR floor), due 6/30/2012) (4), (25), (26)	—	—	—	0.0%
		Senior Secured Term Loan A (8.50% (LIBOR + 6.00% with 2.50% LIBOR floor), due 6/30/2012)(3), (4)	1,052	1,052	1,041	0.1%
		Senior Subordinated Debt (12.00% plus 2.50% PIK, due 5/31/2013)(3)	4,565	4,299	4,486	0.4%
		Membership Interest (125 units)		216	219	0.0%
				5,567	5,746	0.5%
Mac & Massey Holdings, LLC	Georgia / Food Products	Senior Subordinated Debt (10.00% plus 5.75% PIK, due 2/10/2013) (3)	9,188	8,250	9,188	0.8%
		Membership Interest (250 units)		111	617	0.1%
				8,361	9,805	0.9%
Maverick Healthcare, LLC	Arizona / Healthcare	Preferred Units (1,250,000 units)		1,252	1,623	0.1%
		Common Units (1,250,000 units)		—	—	0.0%
				1,252	1,623	0.1%
Medical Security Card Company, LLC(4)	Arizona / Healthcare	Revolving Line of Credit - $1,500 Commitment (9.50% (LIBOR + 7.00% with 2.50% LIBOR floor), due 2/1/2016) (25)	—	—	—	0.0%
		Senior Secured Term Loan (11.25% (LIBOR + 8.75% with 2.50% LIBOR floor), due 2/1/2016)(3)	20,500	20,500	20,500	1.8%
				20,500	20,500	1.8%
Mood Media Corporation(16)	Canada / Media	Senior Subordinated Term Loan (10.25% (LIBOR + 8.75% with 1.50% LIBOR floor), due 11/6/2018)(4)	15,000	14,852	14,850	1.3%
				14,852	14,850	1.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
December 31, 2011 and June 30, 2011

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
December 31, 2011 and June 30, 2011
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
December 31, 2011 and June 30, 2011

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
December 31, 2011 and June 30, 2011

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
December 31, 2011 (Unaudited) and June 30, 2011 (Audited)
(in thousands, except share data)

Endnote Explanations for the Consolidated Schedule of Investments as of December 31, 2011 and June 30, 2011

(1)

The securities in which Prospect Capital Corporation (“we”, “us” or “our”) has invested were acquired in transactions that were exempt from registration under the Securities Act of 1933, as amended, or the “Securities Act.” These securities may be resold only in transactions that are exempt from registration under the Securities Act.

(2)

Fair value is determined by or under the direction of our Board of Directors. As of December 31, 2011 and June 30, 2011, two of our portfolio investments, Allied Defense Group, Inc. (“Allied”) and Dover Saddlery, Inc. (“Dover”) were publically traded and classified as Level 1 within the valuation hierarchy established by Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”). As of December 31, 2011 and June 30, 2011, the fair value of our remaining portfolio investments was determined using significant unobservable inputs. ASC 820 classifies such inputs used to measure fair value as Level 3 within the valuation hierarchy. Our investments in money market funds are classified as Level 2. See Note 2 and Note 3 within the accompanying consolidated financial statements for further discussion.

(3)

Security, or portion thereof, is held by Prospect Capital Funding LLC, a bankruptcy remote special purpose entity, and is pledged as collateral for the revolving credit facility and such security is not available as collateral to our general creditors (See Note 4). The market values of these investments at December 31, 2011 and June 30, 2011 were $966,553 and $700,321, respectively; they represent 54.4% and 46.0% of total investments at fair value, respectively. Prospect Capital Funding LLC (See Note 1), our wholly-owned subsidiary, holds an aggregate market value of $857,017 and $631,915 of these investments as of December 31, 2011 and June 30, 2011, respectively.

(4)	Security, or portion thereof, has a floating interest rate which may be subject to a LIBOR or PRIME floor. Stated interest rate was in effect at December 31, 2011 and June 30, 2011.

(5)

There are several entities involved in the Biomass investment. As of June 30, 2011, we own directly 3,265 shares of common stock in CCEI , f/k/a Worcester Energy Partners, Inc., representing 100% of the issued and outstanding common stock. CCEI owns 100 shares of common stock in Precision Logging and Landclearing, Inc. (“PLL”), representing 100% of the issued and outstanding common stock.

As of June 30, 2011, we own directly 552 shares of common stock in Worcester Energy Co., Inc. (“WECO”), representing 100% of the issued and outstanding common stock.

Our 100% ownership of each of CCEI and WECO resulted from our successful bid, in December 2010, for the 49% of each of those stocks we did not own directly.

As of June 30, 2011, we own directly 100 shares of common stock in Worcester Energy Holdings, Inc. (“WEHI”), representing 100% of the issued and outstanding common stock. WEHI, in turn, owns 51 membership certificates in Biochips LLC (“Biochips”), which represents a 51% ownership stake.

During the quarter ended March 31, 2009, we created two new entities - CCEHI and DownEast Power Company, LLC (“DEPC”) - in anticipation of the foreclosure proceedings against the three co-borrowers, WECO, CCEI and Biochips, on a note due to us that we had put on non-accrual status effective July 1, 2008.

As of June 30, 2011, we own 1,000 shares of CCEHI, representing 100% of the issued and outstanding stock, which in turn, owns a 100% of the membership interests in DEPC.

On March 11, 2009, we foreclosed on the assets formerly held by CCEI and Biochips with a successful credit bid of $6,000 to acquire the assets. The credit bid was assigned to DEPC and the assets subsequently were acquired by DEPC.

Biochips, WECO, CCEI, Precision and WEHI currently have no material operations and no significant assets. As of June 30, 2009, our Board of Directors assessed a fair value of zero for all of the equity positions and the loan position. We determined that the impairment of both CCEI and CCEHI as of June 30, 2009 was other than temporary and recorded a realized loss for the amount that the amortized cost exceeds the fair value at June 30, 2009. Our Board of Directors set value at zero for the Biomass investment as a whole as of June 30, 2011, respectively.

In December 2011, we formed New CCEI, Inc. (“New CCEI”) and contributed 100% of the equity of CCEI to New CCEI. After the contribution, CCEI converted into a limited liability company. On December 9, 2011, each of CCEH, PLL, WECO and WEHI merged with and into New CCEI. During the quarter ended December 31, 2011, New CCEI merged into Change Clean Energy Holdings, LLC and our ownership of New CCEI was transferred to Energy Solutions Holdings, Inc.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
December 31, 2011 (Unaudited) and June 30, 2011 (Audited)
(in thousands, except share data)

Endnote Explanations for the Consolidated Schedule of Investments as of December 31, 2011 and June 30, 2011 (Continued)

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

On October 21, 2009, Coalbed LLC foreclosed on the loan formerly made to Conquest. On January 19, 2010, as part of the Manx rollup, the Coalbed LLC assets and loan was assigned to Manx, the holding company. Our Board of Directors set value at zero for the loan position in Coalbed LLC investment as of December 31, 2011 and June 30, 2011.

(7)	In addition to the stated returns, the net profits interest held will be realized upon sale of the borrower or a sale of the interests.

(8)

During the quarter ended December 31, 2011, our ownership of Change Clean Energy Holdings, Inc. (“CCEHI”) and Change Clean Energy, Inc. (“CCEI”), Freedom Marine Holding, Inc. (“Freedom Marine”) and Yatesville Coal Holdings, Inc. (“Yatesville”) was transferred to Energy Solutions Holdings Inc. (f/k/a Gas Solutions Holdings Inc.) (“Energy Solutions”) to consolidate all of our energy holdings under one management team. We own 100% of Energy Solutions.

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

(11)

On June 30, 2008, we consolidated our holdings in four coal companies into Yatesville, and consolidated the operations under one management team. As part of the transaction, the debt that we held of C&A Construction, Inc. (“C&A”), Genesis Coal Corp. (“Genesis”), North Fork Collieries LLC (“North Fork”) and Unity Virginia Holdings LLC (“Unity”) were exchanged for newly issued debt from Yatesville, and our ownership interests in C&A, E&L Construction, Inc. (“E&L”), Whymore Coal Company Inc. (“Whymore”) and North Fork were exchanged for 100% of the equity of Yatesville. This reorganization allowed for a better utilization of the assets in the consolidated group.

At June 30, 2011, Yatesville held a $9,326 note receivable from North Fork and owned 100% of the membership interest of East Kentucky Coal Holdings, Inc. (“East Kentucky”). North Fork was owned 100% by East Kentucky.

At June 30, 2011, we owned 100% of the common stock of Genesis and held a note receivable of $20,933.

Yatesville held a note receivable of $4,261 from Unity at June 30, 2011.

As of June 30, 2011, Yatesville owned 10,000 shares of common stock or 100% of the equity of C&A and held a $16,210 senior secured debt receivable from C&A.

As of June 30, 2011, Yatesville owned 10,000 shares of common stock or 100% of the equity of E&L. As  June 30, 2011 Yatesville also owned 4,285 Series A convertible preferred shares in each of C&A and E&L.

In August 2009, Yatesville sold its 49% ownership interest in the common shares of Whymore to the 51% holder of the Whymore common shares (“Whymore Purchaser”). All reclamation liability was transferred to the Whymore Purchaser.

Yatesville currently has no material operations. During the quarter ended December 31, 2009, our Board of Directors determined that the impairment of Yatesville was other than temporary and we recorded a realized loss for the amount that the amortized cost exceeds the fair value. Our Board of Directors set the value of the remaining Yatesville investment at zero as of June 30, 2011.

On December 9, 2011, each of Genesis, E&L, C&A and East Kentucky merged with and into Yatesville. During the quarter ended December 31, 2011, our ownership of Yatesville merged into a subsidiary of Energy Solutions.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
December 31, 2011 (Unaudited) and June 30, 2011 (Audited)
(in thousands, except share data)

Endnote Explanations for the Consolidated Schedule of Investments as of December 31, 2011 and June 30, 2011 (Continued)

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

(17)

At December 31, 2011 and June 30, 2011, Mistral Chip Holdings, LLC owns 44,800 shares of Chip Holdings, Inc. and Mistral Chip Holdings 2, LLC owns 11,975 shares in Chip Holdings, Inc. Chip Holdings, Inc. is the parent company of Shearer’s Foods, Inc. and has 67,936 shares outstanding before adjusting for management options.

(18)	The overriding royalty interests held receive payments at the stated rates based upon operations of the borrower.

(19)

On December 31, 2009, we sold our investment in Aylward Enterprises, LLC. AWCNC, LLC is the remaining holding company with zero assets. Our remaining outstanding debt after the sale was written off on December 31, 2009 and no value has been assigned to the equity position as of December 31, 2011 and June 30, 2011.

(20)

As of June 30, 2011, we own 100% of Freedom Marine Holding, Inc. (“Freedom Marine”), which owns 100% of the common units of Jettco Marine Services LLC. During the quarter ended December 31, 2011, our ownership of Freedom Marine was transferred to Energy Solutions.

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

(23)

On January 1, 2010, we restructured our senior secured and bridge loans investment in Iron Horse Coiled Tubing, Inc. (“Iron Horse”) and we reorganized Iron Horse’s management structure. The senior secured loan and bridge loan were replaced with three new tranches of senior secured debt. During the period from June 30, 2011 to December 31, 2011, our fully diluted ownership of Iron Horse decreased from 57.8% to 5.0%, respectively, as we continued to transfer ownership interests to Iron Horse’s management as they repaid our outstanding debt. Iron Horse management has an option to repurchase our remaining interest for $2,040.

As of December 31, 2011 and June 30, 2011, our Board of Directors assessed a fair value in Iron Horse of $2,040 and $15,357, respectively.

(24)

On May 6, 2011, we made a secured first-lien $24,250 debt investment to NMMB Acquisition, Inc., a $2,800 secured debt and $4,400 equity investment to NMMB Holdings, Inc. We own 100% of the Series A Preferred Stock in NMMB Holdings, Inc. NMMB Holdings, Inc. owns 100% of the Convertible Preferred in NMMB Acquisition, Inc. NMMB Acquisition, Inc. has a 5.8% dividend rate which is paid to NMMB Holdings, Inc. Our fully diluted ownership in NMMB Holdings, Inc. is 100% as of December 31, 2011 and June 30, 2011. Our fully diluted ownership in NMMB Acquisition, Inc. is 83.5% and 94.7% as of December 31, 2011 and June 30, 2011, respectively.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
December 31, 2011 (Unaudited) and June 30, 2011 (Audited)
(in thousands, except share data)

Endnote Explanations for the Consolidated Schedule of Investments as of December 31, 2011 and June 30, 2011 (Continued)

(25)

Undrawn committed revolvers incur commitment fees ranging from 0.50% to 2.00%. As of December 31, 2011 and June 30, 2011, we have $33,890 and $35,822 of undrawn revolver commitments to our portfolio companies, respectively.

(26)

Stated interest rates are based on December 31, 2011 and June 30, 2011 one month Libor rates plus applicable spreads based on the respective credit agreements. Interest rates are subject to change based on actual elections by the borrower for a Libor rate contract or Base Rate contract when drawing on the revolver.

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

December 31, 2011
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

On May 15, 2007, we formed a wholly-owned subsidiary, Prospect Capital Funding LLC (“PCF”), a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the credit facility at PCF.

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

Basis of Consolidation

Under the 1940 Act rules, the regulations pursuant to Article 6 of Regulation S-X and the American Institute of Certified Public Accountants’ Audit and Accounting Guide for Investment Companies, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to us. Our financial statements include our accounts and the accounts of PCF, our only wholly-owned, closely-managed subsidiary that is also an investment company. All intercompany balances and transactions have been eliminated in consolidation.

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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Adoption of ASC 740 was applied to all open tax years as of July 1, 2007. The adoption of ASC 740 did not have an effect on our net asset value, financial condition or results of operations as there was no liability for unrecognized tax benefits and no change to our beginning net asset value. As of December 31, 2011 and for the three and six months then ended, we did not have a liability for any unrecognized tax benefits. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

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

Per Share Information

Net increase or decrease in net assets resulting from operations per common share are calculated using the weighted average number of common shares outstanding for the period presented. In accordance with ASC 946, Financial Services – Investment Companies, convertible securities are not considered in the calculation of net assets per share.

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

Note 3. Portfolio Investments

At December 31, 2011, we had invested in 75 long-term portfolio investments, which had an amortized cost of $1,648,211 and a fair value of $1,716,603 and at June 30, 2011, we had invested in 72 long-term portfolio investments, which had an amortized cost of $1,435,734 and a fair value of $1,463,010.

As of December 31, 2011, we own controlling interests in AIRMALL USA, Inc., Ajax Rolled Ring & Machine, Inc., AWCNC, LLC, Borga, Inc. (“Borga”), C&J Cladding, LLC, Energy Solutions Holdings, Inc. (f/k/a Gas Solutions Holdings, Inc.) (“Energy Solutions”), Integrated Contract Services, Inc. (“ICS”), Manx Energy, Inc. (“Manx”), NMMB Holdings, Inc., NRG Manufacturing, Inc. (“NRG”), Nupla Corporation (“Nupla”) and R-V Industries, Inc. We also own an affiliated interest in BNN Holdings Corp. f/k/a Biotronic NeuroNetwork, Boxercraft Incorporated, Smart, LLC, and Sport Helmets Holdings, LLC.

The composition of our investments as of December 31, 2011 and June 30, 2011 at cost and fair value was as follows:

	December 31, 2011		June 30, 2011

	Cost	Fair Value	Cost	Fair Value

Money Market Funds	$60,705	$60,705	$59,903	$59,903
Revolving Line of Credit	1,991	2,093	7,144	7,278
Senior Secured Debt	929,526	886,130	822,582	789,981
Subordinated Secured Debt	529,715	480,700	491,188	448,675
Subordinated Unsecured Debt	70,165	70,251	54,687	55,336
CLO Debt	14,334	14,334	—	—
CLO Residual Interest	42,793	39,362	—	—
Equity	59,687	223,733	60,133	161,740
Total Portfolio	$1,708,916	$1,777,308	$1,495,637	$1,522,913

The fair values of our portfolio investments as of December 31, 2011 disaggregated into the three levels of the ASC 820 valuation hierarchy are as follows:

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at fair value
Money Market Funds	$—	$60,705	$—	$60,705
Revolving Line of Credit	—	—	2,093	2,093
Senior Secured Debt	—	—	886,130	886,130
Subordinated Secured Debt	—	—	480,700	480,700
Subordinated Unsecured Debt	—	—	70,251	70,251
CLO Debt	—	—	14,334	14,334
CLO Residual Interest	—	—	39,362	39,362
Equity	156	—	223,577	223,733
Total Portfolio	$156	$60,705	$1,716,447	$1,777,308

	Fair Value Hierarchy

	Level 1	Level 2	Level 3	Total

Investments at fair value
Control investments	$—	$—	$386,552	$386,552
Affiliate investments	—	—	67,872	67,872
Non-control/non-affiliate investments	156	—	1,262,023	1,262,179
	156	—	1,716,447	1,716,603
Investments in money market funds	—	60,705	—	60,705
Total assets reported at fair value	$156	$60,705	$1,716,447	$1,777,308

The fair values of our portfolio investments as of June 30, 2011 disaggregated into the three levels of the ASC 820 valuation hierarchy are as follows:

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at fair value
Money Market Funds	$—	$59,903	$—	$59,903
Revolving Line of Credit	—	—	7,278	7,278
Senior Secured Debt	—	—	789,981	789,981
Subordinated Secured Debt	—	—	448,675	448,675
Subordinated Unsecured Debt	—	—	55,336	55,336
Equity	180	—	161,560	161,740
Total Portfolio	$180	$59,903	$1,462,830	$1,522,913

	Fair Value Hierarchy

	Level 1	Level 2	Level 3	Total

Investments at fair value
Control investments	$—	$—	$310,072	$310,072
Affiliate investments	—	—	72,337	72,337
Non-control/non-affiliate investments	180	—	1,080,421	1,080,601
	180	—	1,462,830	1,463,010
Investments in money market funds	—	59,903	—	59,903
Total assets reported at fair value	$180	$59,903	$1,462,830	$1,522,913

The aggregate values of Level 3 portfolio investments changed during the six months ended December 31, 2011 as follows:

	Fair Value Measurements Using Unobservable Inputs (Level 3)

	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total

Fair value as of June 30, 2011	$310,072	$72,337	$1,080,421	$1,462,830
Total realized loss, net	12,130	—	(13,239)	(1,109)
Change in unrealized appreciation (depreciation)	67,057	(7,119)	(18,798)	41,140
Net realized and unrealized gain (loss)	79,187	(7,119)	(32,037)	40,031
Purchases of portfolio investments	44,043	2,300	327,600	373,943
Payment-in-kind interest	219	271	2,839	3,329
Accretion of purchase discount	32	1,125	1,418	2,575
Repayments and sales of portfolio investments	(44,961)	(1,042)	(120,258)	(166,261)
Transfers within Level 3	(2,040)	—	2,040	—
Transfers in (out) of Level 3	—	—	—	—
Fair value as of December 31, 2011	$386,552	$67,872	$1,262,023	$1,716,447

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Revolver	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	CLO Debt	CLO Residual Interest	Equity	Total

Fair value as of June 30, 2011	$7,278	$789,981	$448,675	$55,336	$-	$-	$161,560	$1,462,830
Total realized loss, net	-	(221)	(14,606)	-	-	-	13,718	(1,109)
Change in unrealized (depreciation) appreciation	(32)	(10,796)	(6,503)	(560)	-	(3,432)	62,463	41,140
Net realized and unrealized (loss) gain	(32)	(11,017)	(21,109)	(560)	-	(3,432)	76,181	40,031
Purchases of portfolio investments	1,000	219,665	79,761	15,000	14,334	42,794	1,389	373,943
Payment-in-kind interest	-	219	2,668	442	-	-	-	3,329
Accretion of purchase discount	32	1,003	1,507	33	-	-	-	2,575
Repayments and sales of portfolio investments	(6,185)	(113,721)	(30,802)	-	-	-	(15,553)	(166,261)
Transfers within Level 3	-	-	-	-	-	-	-	-
Transfers in (out) of Level 3	-	-	-	-	-	-	-	-
Fair value as of December 31, 2011	$2,093	$886,130	$480,700	$70,251	$14,334	$39,362	$223,577	$1,716,447

The aggregate values of Level 3 portfolio investments changed during the six months ended December 31, 2010 as follows:

	Fair Value Measurements Using Unobservable Inputs (Level 3)

	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total

Fair value as of June 30, 2010	$195,958	$73,740	$477,417	$747,115
Total realized (loss) gain, net	(803)	—	5,416	4,613
Change in unrealized (depreciation) appreciation	18,260	236	(6,211)	12,285
Net realized and unrealized gain (loss)	17,457	236	(795)	16,898
Purchases of portfolio investments	58,198	1,329	216,340	275,867
Payment-in-kind interest	1,641	718	3,658	6,017
Accretion of purchase discount	65	1,277	4,618	5,960
Repayments and sales of portfolio investments	(9,091)	(2,591)	(122,068)	(133,750)
Transfers within Level 3	—	—	—	—
Transfers in (out) of Level 3	—	—	—	—
Fair value as of December 31, 2010	$264,228	$74,709	$579,170	$918,107

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Equity	Total

Fair value as of June 30, 2010	$5,017	$287,470	$313,511	$30,895	$110,222	$747,115
Total realized (loss) gain, net	—	(526)	—	—	5,139	4,613
Change in unrealized (depreciation) appreciation	(144)	(1,238)	(1,983)	(260)	15,910	12,285
Net realized and unrealized (loss) gain	(144)	(1,764)	(1,983)	(260)	21,049	16,898
Purchases of portfolio investments	2,150	137,477	85,585	39,455	11,200	275,867
Payment-in-kind interest	—	1,239	4,673	105	—	6,017
Accretion of purchase discount	46	2,671	3,105	138	—	5,960
Repayments and sales of portfolio investments	(3,228)	(20,337)	(88,406)	(15,493)	(6,286)	(133,750)
Transfers within Level 3	—	—	—	—	—	—
Transfers in (out) of Level 3	—	—	—	—	—	—
Fair value as of December 31, 2010	$3,841	$406,756	$316,485	$54,840	$136,185	$918,107

For the six months ended December 31, 2011 and 2010, the net change in unrealized appreciation on the investments that use Level 3 inputs was $42,165 and $13,669 for assets still held as of December 31, 2011 and 2010, respectively.

In December 2011, we completed a reorganization of Gas Solutions Holdings, Inc. renaming the company Energy Solutions and transferring ownership of other operating companies owned by us and operating within the energy industry. As part of the reorganization, our equity interests in Change Clean Energy Holdings, Inc. (“CCEHI”) and Change Clean Energy, Inc. (“CCEI”), Freedom Marine and Yatesville was transferred to Energy Solutions to consolidate all of our energy holdings under one management team strategically expanding Energy Solutions across energy sectors.

As of December 31, 2011, the valuation methodology for Energy Solutions changed from a combination of a discounted cash flow analysis and a public comparables analysis to a combination of an asset purchase analysis for gas gathering and processing assets and a liquidation analysis for our interests in Freedom Marine Holdings LLC. The independent valuation agent proposed this adjustment as Energy Solutions sold its gas gathering and processing assets in January 2012 (See Note 13). As a result, the fair market value of Energy Solutions, including the underlying portfolio companies affected by the reorganization, increased from $108,485 to $153,467 as of June 30, 2011 and December 31, 2011, respectively.

As of December 31, 2011, the valuation methodology for NRG changed from a public comparables analysis to a combination of sale price and a public comparables analysis. The independent valuation agent proposed this adjustment as we executed a stock purchase agreement to sell our ownership interests in NRG in February 2012 (See Note 13). As a result, the fair market value of NRG increased from $45,483 to $87,475 as of June 30, 2011 and December 31, 2011, respectively. There were no other material changes to our valuation methodology.

At December 31, 2011 nine loan investments were on non-accrual status: Borga, Freedom Marine Services LLC (“Freedom Marine”), a subsidiary of Energy Solutions, H&M Oil and Gas, LLC (“H&M”), ICS, Manx, Nupla, Stryker Energy, LLC, Wind River Resources Corp. and Wind River II Corp. (“Wind River”) and Yatesville Coal Holdings LLC (“Yatesville”), a subsidiary of Energy Solutions. At June 30, 2011, nine loan investments were on non-accrual status: Borga, Deb Shops, Inc. (‘‘Deb Shops’’), Freedom Marine, H&M, ICS, Nupla, Manx, Wind River and Yatesville. The loan principal of these loans amounted to $170,941 and $154,752 as of December 31, 2011 and June 30, 2011, respectively. The fair values of these investments represent approximately 4.8% of our net assets as of December 31, 2011 and June 30, 2011. For the three months ended December 31, 2011 and December 31, 2010, the income foregone as a result of not accruing interest on non-accrual debt investments amounted to $5,598 and $3,495, respectively. For the six months ended December 31, 2011 and December 31, 2010, the income foregone as a result of not accruing interest on non-accrual debt investments amounted to $12,028 and $6,568, respectively.

During the six months ended December 31, 2011, Deb Shops filed for bankruptcy and a plan for reorganization was proposed. The plan, which is expected to be approved by the bankruptcy court, will eliminate our debt position with no payment to us. As a result, we determined that the impairment of Deb Shops was other-than-temporary and recorded a realized loss of $14,607 for the full amount of the amortized cost.

On December 28, 2011, we made a secured debt investment of $37,218 to support the recapitalization of NRG. After the financing, we received repayment of the $13,080 loan that was previously outstanding and a dividend of $6,711 as a result of our equity holdings. In addition, we sold 392 shares of NRG common stock held by us back to NRG for $13,266, realizing a gain of $12,131. Our remaining 408 shares of NRG common stock were sold on February 2, 2012 (See Note 13).

Energy Solutions has indemnified us against any legal action arising from its investment in Gas Solutions, LP. We have incurred approximately $2,093 from the inception of the investment in Energy Solutions through December 31, 2011 for fees associated with a legal action, and Energy Solutions has reimbursed us for the entire amount. There were no such legal fees incurred or reimbursed for the three and six months ended December 31, 2011 and December 31, 2010. Additionally, certain other expenses incurred by us which are attributable to Energy Solutions have been reimbursed by Energy Solutions and are reflected as dividend income: control investments in the Consolidated Statements of Operations. For the three months ended December 31, 2011 and December 31, 2010, such reimbursements totaled approximately $3,896 and $1,391, respectively. For the six months ended December 31, 2011 and December 31, 2010, such reimbursements totaled approximately $5,659 and $2,510, respectively.

The original cost basis of debt placements and equity securities acquired, including follow-on investments for existing portfolio companies, totaled $152,941 and $138,070 during the three months ended December 31, 2011 and December 31, 2010, respectively. These placements and acquisitions totaled $373,943 and $275,867 during the six months ended December 31, 2011 and December 31, 2010, respectively. Debt repayments and sales of equity securities with a cost basis of $106,708 and $62,915 were received during the three months ended December 31, 2011 and December 31, 2010, respectively. These repayments and sales amounted to $152,763 and $131,063 during the six months ended December 31, 2011 and December 31, 2010, respectively.

During the three and six months ended December 31, 2011, we recognized $1,548 and $2,385 of interest income due to purchase discount accretion from the assets acquired from Patriot, respectively. Included in the $1,548 recorded during the three months ended December 31, 2011 is $854 of normal accretion and $694 of accelerated accretion resulting from the repayment of Mac & Massey Holdings, LLC (“Mac & Massey”). Included in the $2,385 recorded during the six months ended December 31, 2011 is $1,691 of normal accretion and $694 of accelerated accretion resulting from the repayment of Mac & Massey.

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

As of December 31, 2011, $6,250 of purchase discount from the assets acquired from Patriot remains to be accreted as interest income, of which $726 is expected to be amortized during the three months ending March 31, 2012.

As of December 31, 2011, $1,093,416 of our loans bear interest at floating rates, $1,070,375 of which have Libor floors ranging from 1.00% to 5.89%.

Undrawn committed revolvers incur commitment fees ranging from 0.50% to 2.00%. As of December 31, 2011 and June 30, 2011, we have $33,890 and $35,822 of undrawn revolver commitments to our portfolio companies, respectively.

Note 4. Revolving Credit Agreements

On June 6, 2007, we closed on a $200,000 three-year revolving credit facility through PCF (as amended on December 31, 2007) with Rabobank Nederland (“Rabobank”) as administrative agent and sole lead arranger (the “Rabobank Facility”).

On June 25, 2009, we completed a first closing on an expanded $250,000 revolving credit facility through PCF. The new syndicated facility, which had $175,000 total commitments as of June 30, 2009, included an accordion feature which allows the syndicated facility to accept up to an aggregate total of $250,000 of commitments for which we solicited additional commitments from other lenders for an additional $35,000 raising the commitments to $210,000. The revolving period ended on June 11, 2010, when we closed on our expanded revolving credit facility. On June 11, 2010, we closed an extension and expansion of our revolving credit facility with a syndicate of lenders through PCF (the “Syndicated Facility”). The lenders have extended commitments of $400,000 under the Syndicated Facility as of December 31, 2011. The revolving period of the Syndicated Facility extends through June 2012, with an additional one year amortization period (with distributions allowed) after the completion of the revolving period. During such one year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one year amortization period, the remaining balance will become due, if required by the lenders.

The Syndicated Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The Syndicated Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Syndicated Facility. The Syndicated Facility also requires the maintenance of a minimum liquidity requirement. At December 31, 2011, we were in compliance with the applicable covenants.

Interest on borrowings under the Syndicated Facility is one-month Libor plus 325 basis points, subject to a minimum Libor floor of 100 basis points. Additionally, the lenders charge a fee on the unused portion of the Syndicated Facility equal to either 75 basis points if at least half of the credit facility is used or 100 basis points otherwise. The Syndicated Facility requires us to pledge assets as collateral in order to borrow under the credit facility. As of December 31, 2011 and June 30, 2011, we had $371,378 and $255,673, respectively, available to us for borrowing under our Syndicated Facility, of which the amount outstanding was $252,000 and $84,200, respectively. As additional investments that are eligible, transferred to PCF and pledged under the Syndicated Facility, PCF will generate additional availability up to the commitment amount of $400,000. At December 31, 2011, the investments used as collateral for the Syndicated Facility had an aggregate market value of $966,553, which represents 82.4% of consolidated net assets. These investments have been transferred to PCF, a bankruptcy remote special purpose entity, which owns these investments and as such, these investments are not available to our general creditors. PCF, a bankruptcy remote special purpose entity and our wholly-owned subsidiary, holds $857,017 of these investments at market value as of December 31, 2011. The release of any assets from PCF requires the approval of Rabobank as facility agent.

In connection with the origination and amendments of the Syndicated Facility, we incurred $11,905 of fees, including $3,224 of fees carried over from the previous facility, which are being amortized over the term of the facility in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $3,527 remains to be amortized.

During the three and six months ended December 31, 2011, we recorded $4,689 and $8,299 of interest costs and amortization of financing costs on the Syndicated Facility as interest expense, respectively.

Note 5. Senior Convertible Notes

On December 21, 2010, we issued $150,000 in aggregate principal amount of our 6.25% senior convertible notes due 2015 (“2015 Notes”) for net proceeds (after deducting underwriting expenses) of approximately $145,200. Interest on the 2015 Notes is paid semi-annually in arrears on June 15 and December 15, at a rate of 6.25% per year, commencing June 15, 2011. The 2015 Notes mature on December 15, 2015 unless converted earlier. The 2015 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at December 31, 2011 of 88.0902 and 88.1056 shares, respectively, of common stock per $1,000 principal amount of 2015 Notes, which is equivalent to a conversion price of approximately $11.35 per share of common stock, subject to adjustment in certain circumstances. The conversion rate for the 2015 Notes will be increased when monthly cash dividends paid to common shares exceed the monthly dividend rate of $0.101125 per share, subject to adjustment.

On February 18, 2011, we issued $172,500 in aggregate principal amount of our 5.50% senior convertible notes due 2016 (“2016 Notes”) for net proceeds following underwriting expenses of approximately $167,325. Interest on the 2016 Notes is paid semi-annually in arrears on February 15 and August 15, at a rate of 5.50% per year, commencing August 15, 2011. The 2016 Notes mature on August 15, 2016 unless converted earlier. The 2016 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at December 31, 2011 of 78.3699 and 78.3814 shares, respectively, of common stock per $1,000 principal amount of 2016 Notes, which is equivalent to a conversion price of approximately $12.76 per share of common stock, subject to adjustment in certain circumstances. The conversion rate for the 2016 Notes will be increased when monthly cash dividends paid to common shares exceed the monthly dividend rate of $0.101150 per share.

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

In connection with the issuance of the Senior Convertible Notes, we incurred $10,562 of fees which are being amortized over the term of the facility in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $8,883 remains to be amortized and is included within deferred financing costs of $12,410 on the consolidated statements of assets and liabilities.

During the three and six months ended December 31, 2011, we recorded $5,070 and $10,420 of interest costs and amortization of financing costs on the Senior Convertible Notes as interest expense.

Note 6. Equity Offerings, Offering Expenses, and Distributions

We issued 1,500,000 and 18,494,476 shares of our common stock during the six months ended December 31, 2011 and December 31, 2010, respectively. The proceeds raised, the related underwriting fees, the offering expenses and the prices at which these shares were issued are as follows:

		Gross			Average
Issuances of Common Stock	Number of	Proceeds	Underwriting	Offering	Offering
	Shares	Raised	Fees	Expenses	Price
	Issued

During the six months ended December 31, 2011:

July 18, 2011	1,500,000	$15,225	$165	$165	$10.150

During the six months ended December 31, 2010:

November 16, 2010 – December15, 2010(1)	4,513,920	$45,147	$904	$333	$10.000

September 29, 2010 – November 3, 2010(2)	5,231,956	$51,597	$1,033	$163	$9.861

July 22, 2010 – September 28, 2010(3)	6,000,000	$58,403	$1,156	$103	$9.734

July 1, 2010 – July 21, 2010(4)	2,748,600	$26,799	$536	$—	$9.749

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

Our shareholders’ equity accounts at December 31, 2011 and June 30, 2011 reflect cumulative shares issued as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters and our dividend reinvestment plan. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.

On August 24, 2011, our Board of Directors approved a share repurchase plan under which we may repurchase up to $100,000 of our common stock at prices below our net asset value. We have not made any purchases of our common stock during the period from August 24, 2011 to December 31, 2011 pursuant to this plan.

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

During the six months ended December 31, 2011 and December 31, 2010, we issued 584,361 and 534,044 shares, respectively, of our common stock in connection with the dividend reinvestment plan.

At December 31, 2011, we have reserved 26,736,633 shares of our common stock for issuance upon conversion of the Senior Convertible Notes (See Note 5).

Note 7. Other Investment Income

Other investment income consists of structuring fees, overriding royalty interests, settlement of net profit interests, deal deposits, administrative agent fee, and other miscellaneous and sundry cash receipts. Income from such sources for the three and six months ended December 31, 2011 and December 31, 2010 were as follows:

	For The Three Months Ended December 31,		For The Six Months Ended December 31,
Income Source	2011	2010	2011	2010

Structuring and amendment fees	$ 1,862	$ 2,516	$ 7,456	$ 6,497
Overriding royalty interests	—	51	117	99
Administrative agent fee	236	—	430	68
Other Investment Income	$ 2,098	$ 2,567	$ 8,003	$ 6,664

Note 8. Net Increase in Net Assets per Common Share

The following information sets forth the computation of net increase in net assets resulting from operations per common share for the three and six months ended December 31, 2011 and December 31, 2010, respectively.

	For The Three Months Ended December 31,		For The Six Months Ended December 31,
	2011	2010	2011	2010
Net increase in net assets resulting from operations	$ 64,492	$ 31,940	$ 104,392	$ 57,520
Weighted average common shares outstanding	109,533,742	84,091,152	109,246,616	79,134,173
Net increase in net assets resulting from operations per common share	$ 0.59	$ 0.38	$ 0.96	$ 0.73

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

The total base management fees incurred to the favor of the Investment Adviser for the three months ended December 31, 2011 and December 31, 2010 were $8,825, and $4,903, respectively. The fees incurred for the six months ended December 31, 2011 and December 31, 2010 were $17,036, and $9,179, respectively.

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

For the three months ended December 31, 2011 and December 31, 2010, income incentive fees of $9,127 and $4,769, respectively, were incurred. For the six months ended December 31, 2011 and December 31, 2010, income incentive fees of $16,096 and $10,018, respectively, were incurred. No capital gains incentive fees were incurred for the three or six months ended December 31, 2011 and December 31, 2010.

Administration Agreement

We have also entered into an Administration Agreement with Prospect Administration, LLC (“Prospect Administration”) under which Prospect Administration, among other things, provides (or arranges for the provision of) administrative services and facilities for us. For providing these services, we reimburse Prospect Administration for our allocable portion of overhead incurred by Prospect Administration in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of our chief compliance officer and chief financial officer and his staff. For the three months ended December 31, 2011 and 2010, the reimbursement was approximately $1,117 and $840, respectively. For the six months ended December 31, 2011 and 2010, the reimbursement was approximately $2,233 and $1,640, respectively. Under this agreement, Prospect Administration furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Prospect Administration also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Prospect Administration assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, Prospect Administration also provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Prospect Administration is a wholly owned subsidiary of our Investment Adviser.

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

Managerial Assistance

As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. As of December 31, 2011 and June 30, 2011, $256 and $45 of managerial assistance fees remain on the consolidated statements of assets and liabilities as a payable to the Administrator.

Note 10. Litigation

From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of these matters as they arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any such material litigation as of December 31, 2011.

Note 11. Financial Highlights

	For The Three Months Ended		For The Six Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Per Share Data(1):
Net asset value at beginning of period	$10.41	$10.24	$10.36	$10.30
Net investment income	0.33	0.23	0.59	0.51
Net realized gain (loss)	0.12	0.05	(0.01)	0.06
Net unrealized appreciation (depreciation)	0.14	0.10	0.38	0.16
Net decrease in net assets as a result of public offerings	–	(0.06)	(0.01)	(0.16)
Dividends declared and paid	(0.31)	(0.31)	(0.62)	(0.62)
Net asset value at end of period	$10.69	$10.25	$10.69	$10.25

Per share market value at beginning of period	$8.41	$9.71	$10.11	$9.65
Per share market value at end of period	$9.29	$10.80	$9.29	$10.80
Total return based on market value(2)	14.08%	14.34%	(1.67)%	18.62%
Total return based on net asset value(2)	6.05%	2.90%	10.41%	5.48%
Shares outstanding at end of period	109,691,051	88,115,382	109,691,051	88,115,382
Average weighted shares outstanding for period	109,533,742	84,091,152	109,246,616	79,134,173

Ratio / Supplemental Data:
Net assets at end of period (in thousands)	$1,172,484	$903,190	$1,172,484	$903,190
Annualized ratio of operating expenses to average net assets	10.65%	6.67%	10.20%	7.04%
Annualized ratio of net operating income to average net assets	12.64%	8.95%	11.28%	9.97%

Note 11. Financial Highlights (continued)

	Year	Year	Year	Year	Year
	Ended	Ended	Ended	Ended	Ended
	June 30, 2011	June 30, 2010	June 30, 2009	June 30, 2008	June 30, 2007
Per Share Data(1):
Net asset value at beginning of period	$10.30	$12.40	$14.55	$15.04	$15.31
Costs related to the secondary public offering	–	–	–	(0.07)	(0.06)
Net investment income	1.10	1.13	1.87	1.91	1.47
Realized gain (loss)	0.19	(0.87)	(1.24)	(0.69)	0.12
Net unrealized appreciation (depreciation)	0.09	0.07	0.48	(0.05)	(0.52)
Net (decrease) increase in net assets as a result of public offering	(0.08)	(0.85)	(2.11)	–	0.26
Net increase in net assets as a result of shares issued for Patriot acquisition	–	0.12	–	–	–
Dividends to shareholders	(1.24)	(1.70)	(1.15)	(1.59)	(1.54)
Net asset value at end of period	$10.36	$10.30	$12.40	$14.55	$15.04

Per share market value at end of period	$10.11	$9.65	$9.20	$13.18	$17.47
Total return based on market value(2)	17.22%	17.66%	(18.60%)	(15.90%)	12.65%
Total return based on net asset value(2)	12.54%	(6.82%)	(0.61%)	7.84%	7.62%
Shares outstanding at end of period	107,606,690	69,086,862	42,943,084	29,520,379	19,949,065
Average weighted shares outstanding for period	85,978,757	59,429,222	31,559,905	23,626,642	15,724,095

Ratio / Supplemental Data:
Net assets at end of period (in thousands)	$1,114,357	$711,424	$532,596	$429,623	$300,048
Annualized ratio of operating expenses to average net assets	8.47%	7.54%	9.03%	9.62%	7.36%
Annualized ratio of net investment income to average net assets	10.60%	10.69%	13.14%	12.66%	9.71%

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

Note 12. Selected Quarterly Financial Data (Unaudited)

	Investment Income		Net Investment Income		Net Realized and Unrealized Gains (Losses)		Net Increase (Decrease) in Net Assets from Operations

Quarter Ended	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)
September 30, 2009	$21,517	$ 0.43	$12,318	$ 0.25	$(18,696)	$(0.38)	$(6,378)	$(0.13)
December 31, 2009(2)	31,801	0.55	19,258	0.33	(33,778)	(0.59)	(14,520)	(0.25)
March 31, 2010	32,005	0.50	18,974	0.30	6,966	0.11	25,940	0.41
June 30, 2010	29,236	0.44	16,640	0.25	(2,057)	(0.03)	14,583	0.22

September 30, 2010	35,212	0.47	20,995	0.28	4,585	0.06	25,580	0.34
December 31, 2010	33,300	0.40	19,080	0.23	12,860	0.16	31,940	0.38
March 31, 2011	44,573	0.51	23,956	0.27	9,803	0.11	33,759	0.38
June 30, 2011	56,391	0.58	30,190	0.31	(3,232)	(0.03)	26,959	0.28

September 30, 2011	55,342	0.51	27,877	0.26	12,023	0.11	39,900	0.37
December 31, 2011	67,263	0.61	36,508	0.33	27,984	0.26	64,492	0.59

(1)                       Per share amounts are calculated using weighted average shares during period.

(2)                       As adjusted for increase in earnings from Patriot.

Note 13. Subsequent Events

On January 4, 2012, Energy Solutions sold its gas gathering and processing assets (“Gas Solutions”) for a sale price of $200,502, including a potential earnout of $28,000 that will be paid based on the future performance of Gas Solutions. After expenses, including structuring fees of $9,966 paid to us, Energy Solutions received approximately $148,687 in cash and an additional $10,000 is being held in escrow. Currently, our loans to Energy Solutions remain outstanding and are collateralized by the cash held by Energy Solutions as a result of the sale transaction. The accounting for the sale of Gas Solutions has yet to be finalized, but will not result in any dividend income or realized gain recognition by us until cash payments are received from Energy Solutions.

On January 9, 2012, Arrowhead General Insurance Agency, Inc. repaid the $27,000 loan receivable to us.

On January 12, 2012, we made a follow-on investment of $16,500 to purchase 86.8% of the Class D Notes in CIFC Funding 2011-I, Ltd.

On January 17, 2012, we provided $18,332 of secured second-lien financing to a financial services processing company purchased by a leading private equity sponsor.

On January 25, 2012, we issued 85,252 shares of our common stock in connection with the dividend reinvestment plan.

On January 31, 2012, Aircraft Fasteners International, LLC repaid the $7,441 loan receivable to us.

On February 2, 2012, NRG was sold to an outside buyer for $123,258.  In conjunction with the sale, the $37,218 loan that was outstanding was repaid. We also received a $26,936 make-whole fee for early repayment of the outstanding loan, which will be recorded as interest income in the quarter ending March 31, 2012. Further, we received a $3,800 advisory fee for the transaction, which will be recorded as other income in the quarter ending March 31, 2012. After expenses, including the make whole and advisory fees discussed above, $40,886 was available to be distributed to stockholders. While our 408 shares of NRG common stock represented 67.1% of the ownership, we only received net proceeds of $25,991 as our contribution to the escrow amount was proportionately higher than the other shareholders. In connection with the sales, we will recognize a realized gain of $24,810 in the results for the quarter ended March 31,

2012. In total, we received proceeds of $93,977 at closing. In addition, there is $11,125 being held in escrow of which 80% is due to us upon release of the escrowed amounts. This will be recognized as additional gain when and if received.

Between January 30, 2012 and February 2, 2012, we repurchased $4,963 of our August 2016 convertible bonds at a price of 97.5, including commissions. The transactions will result in our recognizing $10 of loss in the quarter ended March 31, 2012.

On February 6, 2012, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•                  $0.101450 per share for February 2012 to holders of record on February 29, 2012 with a payment date of March 23, 2012;

•                  $0.101475 per share for March 2012 to holders of record on March 30, 2012 with a payment date of April 20, 2012; and

•                  $0.101500 per share for April 2012 to holders of record on April 30, 2012 with a payment date of May 24, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(All figures in this item are in thousands except share, per share and other data)

References herein to “we,” “us” or “our” refer to Prospect Capital Corporation and its subsidiary unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. Historical results set forth are not necessarily indicative of our future financial position and results of operations. Any discussion relating to specific investments or portfolio loans herein should be read in conjunction with endnote 3 to the Consolidated Schedule of Investments included in our financial statements in order to determine whether all or any portion of such investment or loan is owned by our wholly-owned bankruptcy remote special purpose subsidiary, Prospect Capital Funding LLC and, accordingly, held as collateral for the revolving credit facility.

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

We seek to be a long-term investor with our portfolio companies. From our July 27, 2004 inception to the fiscal year ended June 30, 2007, we invested primarily in industries related to the industrial/energy economy. Since then, we have widened our strategy to focus in other sectors of the economy and continue to reduce our exposure to the energy industry, and our holdings in the energy and energy related industries now represent less than 13% of our investment portfolio.

The aggregate value of our portfolio investments was $1,716,603 and $1,463,010 as of December 31, 2011 and June 30, 2011, respectively. During the six months ended December 31, 2011, our net cost of investments increased by $212,477, or 14.8%, as a result of thirteen new investments, several follow-on investments and a revolver advance of $373,943, accrued payment-in-kind interest of $3,329 and accretion of purchase discount of $2,575, while we received full repayment on six investments, sold one investment, received several partial prepayments, amortization payments and a revolver repayment totaling $166,261 and recognized a net realized loss of $1,109. During the six months ended December 31, 2011, Deb Shops filed for bankruptcy and a plan for reorganization was proposed. The plan, which is expected to be approved by the bankruptcy court, will eliminate our debt position with no payment to us. As a result, we determined that the impairment of Deb Shops was other-than-temporary and recorded a realized loss of $14,607 for the full amount of the amortized cost. This realized loss was primarily offset by our sale of 392 shares of NRG common stock in December 2011 for which we realized a gain of $12,131.

Compared to the end of last fiscal year (ended June 30, 2011), net assets increased by $58,127 or 5.2% during the six months ended December 31, 2011, from $1,114,357 to $1,172,484. This increase resulted from the issuance of new shares of our common stock (less offering costs) in the amount of $14,895, dividend reinvestments of $5,393, and another $104,392 from operations. These increases, in turn, were offset by $66,553 in dividend distributions to our stockholders. The $104,392 increase in net assets resulting from operations is net of the following: net investment income of $64,385, net realized loss on investments of $1,109 and an increase in net assets due to changes in net unrealized appreciation of investments of $41,116.

Second Quarter Highlights

Investment Transactions

On October 13, 2011 and October 19, 2011, we made investments of $9,319 and $1,358, respectively, to purchase 32.9% of the unrated subordinated notes to Apidos CLO VIII (“Apidos”).

On October 24, 2011, we made a senior secured investment of $6,000 in Renaissance Learning, Inc. (“Renaissance”), a leading provider of technology based school improvement and student assessment programs. The second lien loan bears interest in cash at the greater of 12.0% or Libor plus 10.50% and has a final maturity on October 19, 2018.

On October 28, 2011, we made a follow-on investment of $8,200 in Empire Today, LLC (“Empire”). The follow-on first lien note bears interest in cash at 11.375% and has a final maturity on February 1, 2017.

On October 31, 2011, IEC-Systems, LP and Advanced Rig Services, LLC (“IEC/ARS”) repaid the $20,909 loan receivable to us.

On November 4, 2011, we made a secured second lien investment of $15,000 to support the acquisition of Injured Workers Pharmacy LLC (“IWP”), a specialty pharmacy services company, in a private equity backed transaction. The secured loan bears interest in cash at the greater of 12.0% or Libor plus 7.50% and has a final maturity on November 4, 2017.

On November 21, 2011, we received an equity distribution from the sale of our shares of Fairchild Industrial Products, Co. (“Fairchild”) common and preferred stock, realizing $1,549 of gross proceeds and a total gain of $960 on settlement of the investment.

On December 2, 2011, we made a secured second-lien follow-on investment of $7,500 to American Gilsonite Company (“American Gilsonite”) for a dividend recapitalization. After the financing, we received a $1,383 dividend as a result of our equity holdings in American Gilsonite. The second lien note bears interest in cash at the greater of 12.0% or Libor plus 10.0% and interest in kind of 2.5% and has a final maturity on March 10, 2016.

On December 22, 2011, we made a secured first lien investment of $31,083 to VanDeMark Chemical, Inc. (“VanDeMark”), a specialty chemical manufacturer. The secured loan bears interest in cash at the greater of 12.2% or Libor plus 10.2% and has a final maturity on December 31, 2014.

On December 22, 2011, we made an investment of $17,900 to purchase 13.2% of the secured Class D Notes and 86.0% of the unsecured Class E Notes in CIFC Funding 2011-I, Ltd (“CIFC”). The $2,500 secured Class D Notes bear interest in cash at Libor plus 5.0% and has a final maturity date on January 19, 2023. The $15,400 unsecured Class E Notes bear interest in cash at Libor plus 7.0% and has a final maturity on January 19, 2023.

On December 28, 2011, we made a secured first-lien follow-on investment of $4,750 in Energy Solutions Holdings, Inc. (f/k/a Gas Solutions Holdings, Inc.) (“Energy Solutions”) in order to facilitate the acquisition of a new vessel by Vessel Holdings LLC, a subsidiary of Freedom Marine Holdings, LLC (“Freedom Marine”). We invested $1,250 of equity in Energy Solutions and $3,500 of debt to Vessel Holdings LLC. The first lien note bears interest in cash at 18.0% and has a final maturity of December 12, 2016.

On December 28, 2011, we made a secured debt investment of $10,000 to support the acquisition of Hoffmaster Group, Inc. (“Hoffmaster”). After the financing we received a repayment of the loan that was previously outstanding. The $10,000 second lien note bears interest in cash at the greater of 11.0% or Libor plus 9.50% and has a final maturity date of January 3, 2019.

On December 28, 2011, we made a secured debt investment of $37,218 to support the recapitalization of NRG Manufacturing, Inc. (“NRG”). After the financing, we received repayment of the $13,080 loan that was previously outstanding and a dividend of $6,711 as a result of our equity holdings. In addition, we sold 392 shares of NRG common stock for $13,266, realizing a gain of $12,131. Our remaining 408 shares of NRG common stock held by us back to NRG were sold on February 2, 2012. (See Recent Developments.) The secured first lien note bears interest at 15.0% and has a final maturity on December 27, 2016.

On December 29, 2011, Iron Horse Coiled Tubing, Inc. (“Iron Horse”) repaid the $11,338 loan receivable to us.

On December 30, 2011, we provided $8,000 of senior secured debt to Hi-Tech Testing Inc. (“Hi-Tech”), a provider of non-destructive testing services to detect leaks and other defects in pipes, vessels, and related equipment for the oil and gas pipeline, chemical and paper and pulp industries. The secured note bears interest in cash at 11.0% and has a final maturity of September 26, 2016.

On December 30, 2011, we exited our investment in Mac & Massey Holdings, LLC (“Mac & Massey”) and received $10,239 for repayment of the $9,323 loan receivable to us and monetization of our equity position, resulting in a realized gain of $820. We recognized $694 of accelerated purchase discount accretion in the quarter ended December 31, 2011.

Equity Issuance

On October 21, 2011, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $750,000 of additional debt and equity securities in the public market.

On October 25, 2011, November 22, 2011 and December 22, 2011, we issued shares of our common stock in connection with the dividend reinvestment plan of 89,078, 94,213 and 90,677, respectively.

Dividend

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

Investment Holdings

As of December 31, 2011, we continue to pursue our investment strategy and continue to diversify the portfolio. In May 2007, we changed our name to “Prospect Capital Corporation” and terminated our policy to invest at least 80% of our net assets in energy companies. Since that time, we have reduced our exposure to the energy industry, and our holdings in the energy and energy related industries now represent less than 13% of our investment portfolio.

At December 31 2011, approximately $1,716,603 or 146.4% of our net assets are invested in 75 long-term portfolio investments and 5.2% of our net assets are invested in money market funds.

During the six months ended December 31, 2011, we originated $377,272 of new investments. Our origination efforts are focused primarily on secured lending, to reduce the risk in the portfolio, investing primarily in first lien loans, though we also continue to close selected junior debt and equity investments. In addition to targeting investments senior in corporate capital structures with our new originations, we have also increased our origination business mix of third party private equity sponsor owned companies, which tend to have more third party equity capital supporting our debt investments than non-sponsor transactions. Our performing loan portfolio’s annualized current yield decreased from 12.3% as of June 30, 2011 to 12.2% as of December 31, 2011 across all long-term debt investments. We expect Prospect’s current asset yield may continue to decline modestly as we continue to reduce credit risk. Generally, we have seen a decrease in interest rates on loans issued during our fiscal year ended June 30, 2011 and the six months ending December 31, 2011 in comparison to the rates in effect prior to June 30, 2010 as we continue to reduce the risk profile of the portfolio. Monetization of other equity positions that we hold is not included in this yield calculation. In many of our portfolio companies, we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.

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

As of December 31, 2011, we own controlling interests in AIRMALL USA, Inc. (“AIRMALL”), Ajax Rolled Ring & Machine, Inc. (“Ajax”), AWCNC, LLC, Borga, Inc., C&J Cladding LLC, Energy Solutions, Integrated Contract Services, Inc. (“ICS”), Manx Energy, Inc. (“Manx”), NMMB Holdings, Inc. (“NMMB”), NRG, Nupla Corporation and R-V Industries, Inc. (“R-V”). We also own an affiliated interest in BNN Holdings Corp. f/k/a Biotronic NeuroNetwork (“Biotronic”), Boxercraft Incorporated (“Boxercraft”), Smart, LLC, and Sport Helmets Holdings, LLC (“Sport Helmets”).

The following is a summary of our investment portfolio by level of control at December 31, 2011 and June 30, 2011, respectively:

	December 31, 2011				June 30, 2011
Level of Control	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio

Control	$273,496	16.6%	$386,552	22.5%	$262,301	18.3%	$310,072	21.2%
Affiliate	59,488	3.6%	67,872	4.0%	56,833	4.0%	72,337	4.9%
Non-control/Non-affiliate	1,315,227	79.8%	1,262,179	73.5%	1,116,600	77.7%	1,080,601	73.9%
Total Portfolio	$1,648,211	100.0%	$1,716,603	100.0%	$1,435,734	100.0%	$1,463,010	100.0%

The following is our investment portfolio presented by type of investment at December 31, 2011 and June 30, 2011, respectively:

	December 31, 2011				June 30, 2011

Type of Investment	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio

Revolving Line of Credit	$1,991	0.1%	$2,093	0.1%	$7,144	0.5%	$7,278	0.5%
Senior Secured Debt	929,526	56.4%	886,130	51.7%	822,582	57.3%	789,981	54.0%
Subordinated Secured Debt	529,715	32.1%	480,700	28.0%	491,188	34.2%	448,675	30.7%
Subordinated Unsecured Debt	70,165	4.3%	70,251	4.1%	54,687	3.8%	55,336	3.8%
CLO Debt	14,334	0.9%	14,334	0.8%	—	—%	—	—%
CLO Residual Interest	42,793	2.6%	39,362	2.3%	—	—%	—	—%
Preferred Stock	31,602	1.9%	22,471	1.3%	31,979	2.2%	25,454	1.7%
Common Stock	19,907	1.2%	179,993	10.5%	19,865	1.4%	116,076	7.9%
Membership Interests	6,017	0.4%	15,303	0.9%	6,128	0.4%	15,392	1.1%
Overriding Royalty Interests	—	—%	2,210	0.1%	—	—%	2,168	0.1%
Warrants	2,161	0.1%	3,756	0.2%	2,161	0.2%	2,650	0.2%
Total Portfolio	$1,648,211	100.0%	$1,716,603	100.0%	$1,435,734	100.0%	$1,463,010	100.0%

The following is our investments in debt securities presented by type of security at December 31, 2011 and June 30, 2011, respectively:

	December 31, 2011				June 30, 2011

Level of Control	Cost	Percent of Debt Securities	Fair Value	Percent of Debt Securities	Cost	Percent of Debt Securities	Fair Value	Percent of Debt Securities

First Lien	$950,276	61.5%	$907,781	62.5%	$902,031	65.6%	$854,975	65.7%
Second Lien	510,956	33.1%	461,142	31.7%	418,883	30.5%	390,959	30.0%
Unsecured	70,165	4.5%	70,251	4.8%	54,687	4.0%	55,336	4.3%
CLO Debt	14,334	0.9%	14,334	1.0%	—	—%	—	—%
Total Debt Securities	$1,545,731	100.0%	$1,453,508	100.0%	$1,375,601	100.0%	$1,301,270	100.0%

The following is our investment portfolio presented by geographic location of the investment at December 31, 2011 and June 30, 2011, respectively:

	December 31, 2011				June 30, 2011

Geographic Location	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio

Canada	$60,127	3.6%	$61,915	3.6%	$74,239	5.2%	$75,207	5.1%
Cayman Islands	57,127	3.5%	53,696	3.1%	—	—%	—	—%
Ireland	14,914	0.9%	15,000	0.9%	14,908	1.0%	15,000	1.0%
Midwest US	423,169	25.7%	375,594	21.9%	358,540	25.0%	340,251	23.4%
Northeast US	274,349	16.6%	286,070	16.7%	242,039	16.9%	234,628	16.0%
Southeast US	276,311	16.8%	254,583	14.8%	234,528	16.3%	208,226	14.2%
Southwest US	200,276	12.2%	333,736	19.4%	189,436	13.2%	266,004	18.2%
Western US	341,938	20.7%	336,009	19.6%	322,044	22.4%	323,694	22.1%
Total Portfolio	$1,648,211	100.0%	$1,716,603	100.0%	$1,435,734	100.0%	$1,463,010	100.0%

The following is our investment portfolio presented by industry sector of the investment at December 31, 2011 and June 30, 2011, respectively:

	December 31, 2011				June 30, 2011

Industry	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio

Aerospace and Defense	$56	—%	$32	—%	$56	—%	$35	—%
Automobile / Auto Finance	56,570	3.4%	56,491	3.3%	41,924	2.9%	42,444	2.9%
Biomass Power(1)	—	—%	—	—%	2,540	0.2%	—	—%
Business Services	6,633	0.4%	6,788	0.4%	6,604	0.5%	6,787	0.5%
Chemicals	56,618	3.4%	56,618	3.3%	25,277	1.8%	25,277	1.7%
Commercial Services	80,652	4.9%	80,652	4.7%	34,625	2.4%	34,625	2.4%
Consumer Services	88,692	5.4%	88,928	5.2%	68,286	4.8%	68,286	4.7%
Contracting	18,199	1.1%	1,106	0.0%	18,220	1.3%	1,767	0.1%
Diversified Financial Services	57,127	3.5%	53,696	3.1%	—	—%	—	—%
Diversified / Conglomerate Service	—	—%	37	0.0%	—	—%	—	—%
Durable Consumer Products	159,556	9.7%	159,197	9.3%	141,779	9.9%	144,362	9.9%
Ecological	141	—%	233	—%	141	—%	194	—%
Electronics	—	—%	—	—%	588	—%	1,374	0.1%
Energy(1)	63,246	3.8%	153,467	8.9%	—	—%	—	—%
Food Products	136,759	8.3%	133,074	7.8%	144,503	10.1%	146,498	10.0%
Gas Gathering and Processing(1)	—	—%	—	—%	42,003	2.9%	105,406	7.2%
Healthcare	168,059	10.2%	167,448	9.8%	156,396	10.9%	163,657	11.2%
Home and Office Furnishings, Housewares and Durable	1,683	0.1%	5,046	0.3%	1,916	0.1%	6,109	0.4%
Insurance	86,550	5.3%	87,865	5.1%	86,850	6.0%	87,448	6.0%
Machinery	12,091	0.7%	12,714	0.7%	13,179	0.9%	13,171	0.9%
Manufacturing	136,599	8.3%	188,411	11.0%	114,113	7.9%	136,039	9.3%
Media	118,009	7.2%	115,409	6.7%	121,302	8.4%	121,300	8.3%
Metal Services and Minerals	580	—%	5,191	0.3%	580	—%	4,699	0.3%
Mining, Steel, Iron and Non-Precious Metals and Coal Production(1)	—	—%	—	—%	1,448	0.1%	—	—%
Oil and Gas Equipment Services	7,760	0.5%	7,760	0.5%	—	—%	—	—%
Oil and Gas Production	126,749	7.7%	52,821	3.1%	124,662	8.7%	70,923	4.8%
Oilfield Fabrication	—	—%	—	—%	23,076	1.6%	23,076	1.6%
Personal and Nondurable Consumer Products	54,550	3.3%	62,169	3.6%	15,147	1.1%	23,403	1.6%
Production Services	268	0.0%	2,040	0.1%	14,387	1.0%	15,357	1.0%
Property Management	52,070	3.2%	53,145	3.1%	52,420	3.7%	51,726	3.5%
Retail	63	—%	124	0.0%	14,669	1.0%	145	0.0%
Shipping Vessels(1)	—	—%	—	—%	11,303	0.8%	3,079	0.2%
Software & Computer Services	37,897	2.3%	38,000	2.3%	37,890	2.7%	38,000	2.7%
Specialty Minerals	37,732	2.3%	41,955	2.4%	30,169	2.1%	34,327	2.3%
Textiles and Leather	15,183	0.9%	18,613	1.1%	12,931	0.9%	15,632	1.1%
Transportation	68,119	4.1%	67,573	3.9%	76,750	5.3%	77,864	5.3%
Total Portfolio	$1,648,211	100.0%	$1,716,603	100.0%	$1,435,734	100.0%	$1,463,010	100.0%

(1)                        During the quarter ended December 31, 2011, our ownership of Change Clean Energy Holdings, Inc. (“CCEHI”) and Change Clean Energy, Inc. (“CCEI”), Freedom Marine and Yatesville Coal Holdings, Inc. (“Yatesville”) was transferred to Energy Solutions to consolidate all of our energy holdings under one management team.

Portfolio Investment Activity

During the six months ended December 31, 2011, we acquired $336,000 of new investments, completed follow-on investments in existing portfolio companies, totaling approximately $36,943, funded $1,000 of revolver advances, and recorded PIK interest of $3,329, resulting in gross investment originations of $377,272. The more significant of these investments are described briefly in the following:

On July 1, 2011, we made a senior secured follow-on investment of $2,300 in Boxercraft to support the acquisition of Jones & Mitchell, a supplier of college-licensed apparel. The first lien note bears interest in cash at Libor plus 7.50% and has a final maturity on September 16, 2013.

On July 8, 2011, we made a senior secured investment of $39,000 to support the recapitalization of Totes Isotoner Corporation (“Totes”). The second lien note bears interest in cash at the greater of 10.75% or Libor plus 9.25% and has a final maturity on January 8, 2018.

On August 5, 2011 and September 7, 2011, we made senior secured follow-on investments of $3,850 and $11,800, respectively, in ROM Acquisition Corporation to support the acquisitions of Havis Lighting Solutions, a supplier of products primarily used by emergency response and police vehicles, and the acquisition of a leading manufacturer of personal safety products for the transportation and industrial markets. The first lien notes bear interest in cash at the greater of 10.50% or Libor plus 9.50% and has a final maturity on May 8, 2013.

On August 9, 2011, we provided a $15,000 term loan to support the acquisition of Nobel Learning Communities, Inc., a leading national operator of private schools. The unsecured note bears interest in cash at 11.50% and interest in kind of 1.50% and has a final maturity on August 9, 2017.

On August 9, 2011, we made an investment of $32,116 to purchase 66% of the unrated subordinated notes in Babson CLO Ltd 2011-I (“Babson”).

On September 16, 2011, we acted as the facility agent and lead lender of a syndication of lenders that collectively provided $132,000 in senior secured financing to support the financing of Capstone Logistics, LLC (“Capstone”), a leading logistics company. This company provides a broad array of logistics services to a diverse group of blue chip customers in the grocery, food service, retail, and specialty automotive industries. As of December 31, 2011 our investment is $75,652 structured as $34,027 of Term Loan A and $41,625 of Term Loan B first lien notes. After the financing, we received repayment of the loan that was outstanding for Progressive Logistics Services, LLC (“PLS”). The Term Loan A notes bear interest in cash at the greater of 7.50% or Libor plus 5.50% and has a final maturity on September 16, 2016. The Term Loan B notes bear interest in cash at the greater of 13.50% or Libor plus 11.50% and has a final maturity on September 16, 2016.

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

On October 13, 2011 and October 19, 2011, we made investments of $9,319 and $1,358, respectively, to purchase 32.9% of the unrated subordinated notes to Apidos.

On October 24, 2011, we made a senior secured investment of $6,000 in Renaissance, a leading provider of technology based school improvement and student assessment programs. The second lien loan bears interest in cash at the greater of 12.0% or Libor plus 10.50% and has a final maturity on October 19, 2018.

On October 28, 2011, we made a follow-on investment of $8,200 in Empire. The follow-on first lien note bears interest in cash at 11.375% and has a final maturity on February 1, 2017.

On November 4, 2011, we made a secured second lien investment of $15,000 to support the acquisition of IWP, a specialty pharmacy services company, in a private equity backed transaction. The secured loan bears interest in cash at the greater of 12.0% or Libor plus 7.50% and has a final maturity on November 4, 2017.

On December 2, 2011, we made a secured second-lien follow-on investment of $7,500 to American Gilsonite for a dividend recapitalization. After the financing, we received a $1,383 dividend as a result of our equity holdings in American Gilsonite. The second lien note bears interest in cash at the greater of 12.0% or Libor plus 10.0% and interest in kind of 2.5% and has a final maturity on March 10, 2016.

On December 22, 2011, we made a secured first lien investment of $31,083 to VanDeMark, a specialty chemical manufacturer. The secured loan bears interest in cash at the greater of 12.2% or Libor plus 10.2% and has a final maturity on December 31, 2014.

On December 22, 2011, we made an investment of $17,900 to purchase 13.2% of the secured Class D Notes and 86.0% of the unsecured Class E Notes in CIFC. The $2,500 secured Class D Notes bear interest in cash at Libor plus 5.0% and has a final maturity date on January 19, 2023. The $15,400 unsecured Class E Notes bear interest in cash at Libor plus 7.0% and has a final maturity on January 19, 2023.

On December 28, 2011, we made a secured first-lien follow-on investment of $4,750 in Energy Solutions in order to facilitate the acquisition of a new vessel by Vessel Holdings LLC, a subsidiary of Freedom Marine. We invested $1,250 of equity in Energy Solutions and $3,500 of debt to Vessel Holdings LLC. The first lien note bears interest in cash at 18.0% and has a final maturity of December 12, 2016.

On December 28, 2011, we made a secured debt investment of $10,000 to support the acquisition of Hoffmaster. After the financing we received a repayment of the loan that was previously outstanding. The $10,000 second lien note bears interest in cash at the greater of 11.0% or Libor plus 9.50% and has a final maturity date of January 3, 2019.

On December 28, 2011, we made a secured debt investment of $37,218 to support the recapitalization of NRG Manufacturing, Inc. (“NRG”). After the financing, we received repayment of the $13,080 loan that was previously outstanding and a dividend of $6,711 as a result of our equity holdings. In addition, we sold 392 shares of NRG common stock for $13,266, realizing a gain of $12,131. Our remaining 408 shares of NRG common stock held by us back to NRG were sold on February 2, 2012. (See Recent Developments.) The secured first lien note bears interest at 15.0% and has a final maturity on December 27, 2016.

On December 30, 2011, we provided $8,000 of senior secured debt to Hi-Tech, a provider of non-destructive testing services to detect leaks and other defects in pipes, vessels, and related equipment for the oil and gas pipeline, chemical and paper and pulp industries. The secured note bears interest in cash at 11.0% and has a final maturity of September 26, 2016.

During the six months ended December 31, 2011, we closed-out four positions which are briefly described below.

On October 31, 2011, IEC/ARS repaid the $20,909 loan receivable to us.

On November 21, 2011, we received an equity distribution from the sale of our shares of Fairchild common and preferred stock, realizing $1,549 of gross proceeds and a total gain of $960 on settlement of the investment.

On December 29, 2011, Iron Horse repaid the $11,338 loan receivable to us.

On December 30, 2011, we exited our investment in Mac & Massey Holdings, LLC (“Mac & Massey”) and received $10,239 for repayment of the $9,323 loan receivable to us and monetization of our equity position, resulting in a realized gain of $820. We recognized $694 of accelerated purchase discount accretion in the quarter ended December 31, 2011.

In addition to the repayments noted above, during the six months ended December 31, 2011 we received principal amortization payments of $12,520 on several loans, and $17,291 of partial prepayments related to Aircraft Fasteners International, LLC (“AFI”), Anchor Hocking, Cargo Airport Services USA, LLC, Iron Horse, LHC Holdings Corp. (“LHC”), NMMB and Pinnacle Treatment Centers, Inc.

During the six months ended December 31, 2010, we also received principal amortization payments of $8,932 on several loans, and $10,290 of partial prepayments related to AIRMALL, AFI, Ajax, EXL Acquisition Corporation, Fischbein, LLC (“Fischbein”), Iron Horse, LHC Holdings Corp. (“LHC”) and Progrexion Holdings, Inc (“Progrexion”).

During the three and six months ended December 31, 2011, we recognized $1,548 and $2,385 of interest income due to purchase discount accretion from the assets acquired from Patriot, respectively. Included in the $1,548 recorded during the three months ended December 31, 2011 is $854 of normal accretion and $694 of accelerated accretion resulting from the repayment of Mac & Massey. Included in the $2,385 recorded during the six months ended December 31, 2011 is $1,691 of normal accretion and $694 of accelerated accretion resulting from the repayment of Mac & Massey.

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

The following is a quarter-by-quarter summary of our investment activity:

Quarter-End	Acquisitions(1)	Dispositions(2)

December 31, 2011	$154,697	$120,206
September 30, 2011	222,575	46,055
June 30, 2011	312,301	62,367
March 31, 2011	359,152	76,494
December 31, 2010	140,933	62,915
September 30, 2010	140,951	67,621
June 30, 2010	88,973	39,883
March 31, 2010	59,311	26,603
December 31, 2009(3)	210,438	45,494
September 30, 2009	6,066	24,241
June 30, 2009	7,929	3,148
March 31, 2009	6,356	10,782
December 31, 2008	13,564	2,128
September 30, 2008	70,456	10,949
June 30, 2008	118,913	61,148
March 31, 2008	31,794	28,891
December 31, 2007	120,846	19,223
September 30, 2007	40,394	17,949
June 30, 2007	130,345	9,857
March 31, 2007	19,701	7,731
December 31, 2006	62,679	17,796
September 30, 2006	24,677	2,781
June 30, 2006	42,783	5,752
March 31, 2006	15,732	901
December 31, 2005	—	3,523
September 30, 2005	25,342	—
June 30, 2005	17,544	—
March 31, 2005	7,332	—
December 31, 2004	23,771	32,083
September 30, 2004	30,371	—
Since inception	$2,505,926	$806,521

(1)              Includes new deals, additional fundings, refinancings and PIK interest.

(2)              Includes scheduled principal payments, prepayments and refinancings.

(3)              The $210,438 of acquisitions for the quarter ended December 31, 2009 includes $207,126 of portfolio investments acquired from Patriot.

Investment Valuation

In determining the fair value of our portfolio investments at December 31, 2011 the Audit Committee considered valuations from the independent valuation firm and from management having an aggregate range of $1,659,592 to $1,825,520, excluding money market investments.

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

The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties and comparable multiples for recent sales of companies within the industry. The composite of all these analysis, applied to each investment, was a total valuation of $1,716,603, excluding money market investments.

Our portfolio companies are generally middle market companies, outside of the financial sector, with less than $50,000 of annual EBITDA. We believe our market has experienced less volatility than others because we believe there are more buy and hold investors who own these less liquid investments.

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

Ajax Rolled Ring & Machine, Inc.

We acquired a controlling equity interest in Ajax in a recapitalization of Ajax that was closed on April 4, 2008. We funded $22,000 of senior secured term debt, $11,500 of subordinated term debt and $6,300 of equity as of that closing. During the fiscal year ended June 30, 2010, we funded an additional $3,530 of secured subordinated debt to refinance a third-party revolver provider and provide working capital. Ajax repaid $3,461 of this secured subordinated debt during the quarter ended September 30, 2010. As of December 31, 2011, we control 77.68% of the fully-diluted common and preferred equity. The principal balance of our senior debt to Ajax was $20,387 and new debt was $15,035 as of December 31, 2011.

Ajax forges seamless steel rings sold to various customers. The rings are used in a range of industrial applications, including in construction equipment and wind power turbines. Ajax’s business is cyclical, and the business experienced a significant rebound in 2010 and 2011 following the decline in 2009 due to the global macroeconomic crisis. Ajax’s EBITDA has experienced a 133% and 82% year-over-year improvement in 2010 and 2011, respectively.

The Board of Directors increased the fair value of our investment in Ajax to $40,428 as of December 31, 2011, a reduction of $1,051 from its amortized cost, compared to the $7,822 unrealized depreciation recorded at June 30, 2011.

Energy Solutions Holdings Inc. (f/k/a Gas Solutions Holdings, Inc.)

Gas Solutions Holdings, Inc. (“Gas Solutions”) is an investment that we completed in September 2004 in which we own 100% of the equity. Gas Solutions is a midstream gathering and processing business located in east Texas. We have provided additional capital for growth initiatives, acquisitions and other capital needs subsequent to our initial investment.

In December 2011, we completed a reorganization of Gas Solutions renaming the company Energy Solutions and transferring ownership of other operating companies owned by us and operating within the energy industry with the intent of strategically expanding Energy Solutions operations across energy sectors. As part of the reorganization, we transferred our equity interests in CCEHI, CCEI, Freedom Marine and Yatesville to Energy Solutions. On December 28, 2011, we made a follow-on investment of $4,750 to support the acquisition of a new vessel by Vessel Holdings LLC, a subsidiary of Freedom Marine.

On January 4, 2012, Energy Solutions sold its gas gathering and processing assets (“Gas Solutions”) for a sale price of $200,502, including a potential earnout of $28,000 that will be paid based on the future performance of Gas Solutions. (See Recent Developments.) Our loans to and investment in Energy Solutions remain outstanding as Energy Solutions and will continue as a portfolio company of Prospect managing other energy-related subsidiaries. The cash balances of Energy Solutions continue to collateralize our loan positions.

In determining the value of Energy Solutions, we have utilized two valuation techniques to determine the value of the investment. Our Board of Directors has determined the value to be $153,467 for our debt and equity positions at December 31, 2011 based upon a combination of an asset purchase analysis for Gas Solutions and a liquidation analysis for our interests in Freedom Marine. At December 31, 2011 and June 30, 2011, Energy Solutions, including the underlying portfolio companies affected by the reorganization, was valued at $90,221 and $51,491 above its amortized cost, respectively.

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

In January 2009, we foreclosed on the real and personal property of ICS. Through this foreclosure process, we gained 100% ownership of THS and certain ESA assets. THS provides outsourced medical staffing and security staffing services to governmental and commercial enterprises. In November 2009, THS was informed that the U.S. Air Force would not exercise its option to renew its contract. THS continues to solicit new contracts to replace the revenue lost when the Air Force contract ended. As part of its strategy to recovery from the loss of the Air Force contract, in 2010 THS started a new business, Vets Securing America, Inc. (“VSA”), to provide out-sourced security guards staffed primarily using retired military veterans. During the year ended June 30, 2011 and the six months ended December 31, 2011, we made follow-on secured debt investments of $1,708 and $874, respectively, to support the ongoing operations of THS and VSA. In October 2011, we sold a building acquired from ESA for $894. The proceeds were used to reduce the outstanding loan balance due to us.

Based upon an analysis of the liquidation value of the ESA assets and the enterprise value of THS/VSA, our Board of Directors determined the fair value of our investment in ICS to be $1,106 at December 31, 2011, a reduction of $17,093 from its amortized cost, compared to the $16,453 unrealized loss recorded at June 30, 2011.

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

The Board of Directors decreased the fair value of our investment in Manx to $436 as of December 31, 2011, a reduction of $18,583 from its amortized cost, compared to the $17,707 unrealized loss recorded at June 30, 2011.

Equity positions in the portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results. Two of our portfolio companies have experienced such volatility due to improved operating results - Energy Solutions and NRG. As a result of improved operations and the resulting significant increase in valuation during the six months ended December 31, 2011, Energy Solutions sold its equity interests in the underlying Gas Solutions entities and we exited our investment in NRG in February 2012. (See Recent Developments.) The pending sale prices assisted in the determination of fair value for our equity interests as of December 31, 2011. The value of our equity position in Energy Solutions, including our equity positions in the underlying portfolio companies affected by the reorganization, has increased to $109,536 as of December 31, 2011, a premium of $100,743 to its cost, compared to the $60,863 unrealized gain recorded at June 30, 2011. The value of our equity position in NRG has increased to $50,257 as of December 31, 2011, a premium of $49,077 to its cost, compared to the $30,086 unrealized gain recorded at June 30, 2011. Two other portfolio companies with equity investments also experienced volatility due to improved operating results and experienced meaningful increases in valuation during the six months ended December 31, 2011 -  Ajax and R-V. The valuation of Ajax increased due to improved operating results and emergent customer base. R-V experienced improved operating results. The value of our equity position in Ajax has increased to $5,006 as of December 31, 2011, a discount of $1,051 to its cost, compared to the $6,057 unrealized loss recorded at June 30, 2011. The value of our equity position in R-V has increased to $12,806 as of December 31, 2011, a premium of $6,037 to its cost, compared to the $1,348 unrealized gain recorded at June 30, 2011. Five of the other controlled investments have been valued at discounts to the original investment. Seven of the control investments are valued at premiums to the original investment amounts. Overall, at December 31, 2011, the control investments are valued at $113,056 above their amortized cost.

We hold four affiliate investments at December 31, 2011. The affiliate investments reported strong operating results with valuations remaining relatively consistent from June 30, 2011. Our equity investment in Biotronic experienced the most meaningful decrease in valuation as prior to June 30, 2011 we anticipated that the company would be sold at a substantial premium to our cost basis. This sales process was discontinued during the six months ended December 31, 2011 as the buyer and Biotronic could not agree to terms acceptable to each party. The value of our equity position in Biotronic has decreased to $388 as of December 31, 2011, a discount of $2,491 to its amortized cost, compared to the $4,127 unrealized gain recorded at June 30, 2011. The other three affiliate investments are valued at amortized cost or higher. Overall, at December 31, 2011, affiliate investments are valued $8,384 above their amortized cost.

With the Non-control/Non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is limited on the high side to each loan’s par value, plus any prepayment premia that could be imposed. Many of the debt investments in this category have not experienced a significant change in value, as they were previously valued at or near par value. The exception to this categorization relates to investments which were acquired in the Patriot Acquisition, many of which were acquired at significant discounts to par value, and any changes in operating results or interest rates can have a significant effect on the value of such investments. During the six months ended December 31, 2011, our investment in Stryker experienced the most meaningful decrease in valuation due to declining operating results and a reduction in current natural gas prices. The value of our investment in Stryker Energy, LLC (“Stryker”) has decreased to $7,662 as of December 31, 2011, a discount of $25,049 to its amortized cost, compared to the $6,706 unrealized loss recorded at June 30, 2011. The decrease was due primarily to a drop in natural gas prices during the quarter ended December 31, 2011 and continuing to January 2012. Our other Non-control/Non-affiliate investments did not experience significant changes in operations. A few portfolio companies experienced decreases in valuations due to the general economic decline and increased market rates for middle market loans – ICON Health & Fitness, Inc. and New Meatco Provisions, LLC. The remaining investments did not experience significant changes in valuation. Overall, at December 31, 2011, Non-control/Non-affiliate investments are valued $53,048 below their amortized cost.

Capitalization

Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt currently consists of a revolving credit facility availing us of the ability to borrow debt subject to borrowing base determinations, Senior Convertible Notes, which we issued in December 2010 and February 2011 and our equity capital, which is comprised entirely of common equity. The following table shows the Revolving Credit Facility and Senior Convertible Notes amounts and outstanding borrowings at December 31, 2011 and June 30, 2011:

	As of December 31, 2011		As of June 30, 2011

	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding

Revolving Credit Facility	$400,000	$252,000	$325,000	$84,200
Senior Convertible Notes	$322,500	$322,500	$322,500	$322,500

The following table shows the contractual maturity of our Revolving Credit Facility and Senior Convertible Notes at December 31, 2011:

	Payments Due By Period

	Less Than 1 Year	1 - 3 Years	More Than 3 Years

Revolving Credit Facility	$—	$252,000	$—
Senior Convertible Notes	$—	$—	$322,500

We have and expect to continue to fund a portion of our cash needs through borrowings from banks, issuances of senior securities, including secured, unsecured and convertible debt securities and preferred stock, or issuances of common equity. For flexibility, we maintain a universal shelf registration statement that allows for the public offering and sale of our debt securities, common stock, preferred stock and warrants to purchase such securities in an amount up to $750,000. We may from time to time issue securities pursuant to the shelf registration statement or otherwise pursuant to private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.

Revolving Credit Facility

On June 25, 2009, we completed a first closing on an expanded $250,000 syndicated revolving credit facility through PCF (the “Facility”). The Facility included an accordion feature which allowed the Facility to accept up to an aggregate total of $250,000 of commitments for which we had $210,000 of commitments from six lenders when the Facility was renegotiated. The revolving period of the Facility extended through June 2010, with an additional one year amortization period after the completion of the revolving period.

On June 11, 2010, we closed an extension and expansion of our revolving credit facility with a syndicate of lenders through PCF (“Syndicated Facility”). The lenders have extended current commitments of $400,000 under the Syndicated Facility. As additional investments that are eligible, transferred to PCF and pledged under the Syndicated Facility, PCF will generate additional availability up to the $400,000 commitment limit. The revolving period of the Syndicated Facility extends through June 2012, with an additional one year amortization period (with distributions allowed) after the completion of the revolving period. During such one year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one year amortization period, the remaining balance will become due if required by the lenders.

As of December 31, 2011 and June 30, 2011, PCF had the ability to borrow up to $371,378 and $255,673, respectively, under its Syndicated Facility based on the assets pledged as collateral at that time, of which $252,000 and $84,200 was drawn, respectively. The Syndicated Facility requires us to transfer investments to PCF and pledge assets as collateral in order to borrow under the credit facility. At December 31, 2011, the investments used as collateral for the Syndicated Facility had an aggregate market value of $966,553, which represents 82.4% of net assets. These assets have been sold to Prospect Capital Funding, LLC, a bankruptcy remote entity, which owns the assets and as such, these assets are not available to the general creditors of us. Prospect Capital Funding, LLC, our wholly-owned subsidiary, holds $857,017 of these investments at market value as of December 31, 2011. The release of any assets from Prospect Capital Funding, LLC requires the approval of Rabobank as facility agent.

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

Senior Convertible Notes

On December 21, 2010, we issued $150,000 in aggregate principal amount of our 6.25% senior convertible notes due 2015 (“2015 Notes”) for net proceeds following underwriting expenses of approximately $145,200. Interest on the 2015 Notes is paid semi-annually in arrears on June 15 and December 15, at a rate of 6.25% per year, commencing June 15, 2011. The 2015 Notes mature on December 15, 2015 unless converted earlier. The 2015 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at December 31, 2011 of 88.0902 and 88.1056 shares of common stock, respectively, per $1,000 principal amount of 2015 Notes, which is equivalent to a conversion price of approximately $11.35 per share of common stock, subject to adjustment in certain circumstances. The conversion rate for the 2015 Notes will be increased if monthly cash dividends paid to common shares exceed the rate of $0.101125 cents per share, subject to adjustment.

On February 18, 2011, we issued $172,500 in aggregate principal amount of our 5.50% senior convertible notes due 2016 (“2016 Notes”) for net proceeds following underwriting expenses of approximately $167,325. Interest on the 2016 Notes is paid semi-annually in arrears on February 15 and August 15, at a rate of 5.50% per year, commencing August 15, 2011. The 2016 Notes mature on August 15, 2016 unless converted earlier. The 2016 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at December 31, 2011 of 78.3699 and 78.3814 shares, respectively, of common stock per $1,000 principal amount of 2016 Notes, which is equivalent to a conversion price of approximately $12.76 per share of common stock, subject to adjustment in certain circumstances. The conversion rate for the 2016 Notes will be increased when monthly cash dividends paid to common shares exceed the rate of $0.101150 per share.

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

In connection with the issuance of the Senior Convertible Notes, we incurred $10,562 of fees which are being amortized over the term of the facility in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $8,883 remains to be amortized at December 31, 2011.

During the three and six months ended December 31, 2011, we recorded $9,759 and $18,719 of interest costs and amortization of financing costs as interest expense, respectively.

Net Asset Value

During the six months ended December 31, 2011, we raised $14,895 of additional equity, net of offering costs, by issuing 1,500,000 shares of our common stock. The following table shows the calculation of net asset value per share as of December 31, 2011 and June 30, 2011:

	As of December 31, 2011	As of June 30, 2011
Net Assets	$1,172,484	$1,114,357
Shares of common stock outstanding	109,691,051	107,606,690
Net asset value per share	$10.69	$10.36

At December 31, 2011, we had 109,691,051 of our common stock issued and outstanding.

Results of Operations

Net increase in net assets resulting from operations for the three months ended December 31, 2011 and 2010 was $64,492 and $31,940, respectively, representing $0.59 and $0.38 per weighted average share, respectively. During the three months ended December 31, 2011, we experienced net unrealized and realized gains of $27,984 or approximately $0.26 per weighted average share primarily from significant write-ups of our investments in Energy Solutions and NRG, and our sale of NRG common stock for which we realized a gain of $12,131. These instances of appreciation were partially offset by unrealized depreciation in Babson, Biotronic, NMMB and Stryker. Net investment income increased on a weighted average per share basis from $0.23 to $0.33 for the three months ended December 31, 2010 and 2011, respectively. This increase is primarily due to an increase in dividend income received from Energy Solutions and NRG. During the three months ended December 31, 2010, we experienced net unrealized and realized gains of $12,860 or approximately $0.15 per weighted average share primarily from significant write-ups of our investments in Biotronic, Fischbein, Iron Horse, Maverick Healthcare, LLC (“Maverick”), NRG and R-V, and our sale of Miller Petroleum, Inc. (“Miller”) common stock, for which we realized a gain of $5,415. These instances of appreciation were partially offset by unrealized depreciation in H&M, ICS, Stryker and Wind River.

Net increase in net assets resulting from operations for the six months ended December 31, 2011 and 2010 was $104,392 and $57,520, respectively, representing $0.96 and $0.73 per weighted average share, respectively. During the six months ended December 31, 2011, we experienced net unrealized and realized gains of $40,007 or approximately $0.37 per weighted average share primarily from significant write-ups of our investments in Ajax, Energy Solutions, NRG and R-V, and our sale of NRG common stock for which we realized a gain of $12,131. These instances of unrealized appreciation were partially offset by unrealized depreciation in Biotronic and Stryker, and the impairment of Deb Shops due to bankruptcy for which we recorded a realized loss for the full amount of the amortized cost. Net investment income increased on a weighted average per share basis from $0.51 to $0.59 for the six months ended December 31, 2010 and 2011, respectively. This increase is primarily due to an increase in dividend income received from Energy Solutions and NRG. This increase is partially offset by a decline in our annualized current yield on portfolio investments. During the six months ended December 31, 2010, we experienced net unrealized and realized gains of $17,445 or approximately $0.22 per weighted average share primarily from significant write-ups of our investments in AIRMALL, Ajax, The Copernicus Group, Inc., Fischbein, Iron Horse and Maverick, and our sale of Miller common stock for which we realized a gain of $5,415. These instances of unrealized appreciation were partially offset by unrealized depreciation in H&M, ICS, NRG, Stryker and Wind River.

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

Investment income, which consists of interest income, including accretion of loan origination fees and prepayment penalty fees, dividend income and other income, including settlement of net profits interests, overriding royalty interests and structuring fees, was $67,293 and $33,300 for the three months ended December 31, 2011 and December 31, 2010, respectively. Investment income was $122,605 and $68,512 for the six months ended, December 31, 2011 and December 31, 2010, respectively. During the three and six months ended December 31, 2011, the increase in investment income is primarily the result of a larger income producing portfolio and the deployment of additional capital in revenue-producing assets through increased origination and increased dividends received from Energy Solutions and NRG. The following table describes the various components of investment income and the related levels of debt investments:

	For The Three Months Ended December 31,		For The Six Months Ended December 31,

	2011	2010	2011	2010

Interest income	$45,528	$27,362	$87,415	$56,283
Dividend income	19,637	3,371	27,187	5,565
Other income	2,098	2,567	8,003	6,664
Total investment income	$67,263	$33,300	$122,605	$68,512

Average debt principal of performing investments	$1,376,917	$734,204	$1,346,000	$729,744
Weighted-average interest rate earned	13.23%	14.91%	12.99%	15.43%

Average interest income producing assets have increased from $734,204 for the three months ended December 31, 2010 to $1,376,917 for the three months ended December 31, 2011. The average yield on interest bearing assets decreased from 14.91% for the three months ended December 31, 2010 to 13.23% for the three months ended December 31, 2011. Average interest income producing assets have increased from $729,744 for the six months ended December 31, 2010 to $1,346,000 for the six months ended December 31, 2011. The average yield on interest bearing assets decreased from 15.43% for the six months ended December 31, 2010 to 12.99% for the six months ended December 31, 2011. The decrease in annual returns is primarily the result of accretion on the assets acquired from Patriot on which we recognized $5,960 and $2,575 during the six months ended December 31, 2011 and December 31, 2010, respectively. Without these adjustments, the weighted average interest rates earned on debt investments would have been 12.61% and 13.79% for the six months ended December 31, 2011 and 2010, respectively. Generally, we have seen a decrease in interest rates on loans issued during our fiscal year 2011 and the three and six months ending December 31, 2011 in comparison to the rates in effect prior to December 30, 2010 as we continue to reduce the risk profile of the portfolio. The average yield on interest bearing assets increased from 12.76% for the three months ended September 30, 2011 to 13.23% for the three months ended December 31, 2011. The increase is the result of $694 of accelerated accretion resulting from the repayment of Mac & Massey Holdings. Without this adjustment, the weighted average interest rates earned on debt investments would have been 12.76% for three months ended September 30, 2011 and 13.02% for the three months ended December 31, 2011.

Investment income is also generated from dividends and other income. Dividend income increased from $3,371 for the three months ended December 31, 2010 to $19,637 for the three months ended December 31, 2011. Dividend income increased from $5,565 for the six months ended December 31, 2010 to $27,187 for the six months ended December 31, 2011. The increase in dividend income is primarily attributed to an increase in the level of dividends received during the respective three and six month periods from our investments in Energy Solutions and NRG due to increased profits generated by the portfolio companies. We received dividends from Energy Solutions of $10,800 and $2,100 during the three months ended December 31, 2011 and 2010, respectively. We received dividends from Energy Solutions of $14,300 and $3,850 during the six months ended December 31, 2011 and 2010, respectively. We received dividends from NRG of $6,711 and $200 during the three months ended December 31, 2011 and 2010, respectively. We received dividends from NRG of $9,911 and $200 during the six months ended December 31, 2011 and 2010, respectively.

Other income is generated primarily from structuring fees. Comparing the six months ended December 31, 2010 to the six months ended December 31, 2011, income from other sources increased from $6,664 to $8,003. This $1,339 increase is primarily due to $7,356 of structuring fees recognized during the six months ended December 31, 2011 primarily from the Capstone, Totes and VanDeMark originations, in comparison to $5,675 of structuring fees recognized during the six months ended December 31, 2010 primarily related to AIRMALL, American Gilsonite, JHH Holdings, Inc., Progrexion, Royal, Snacks Holding Corporation, and VPSI.

Operating Expenses

Our primary operating expenses consist of investment advisory fees (base management and income incentive fees), borrowing costs, legal and professional fees and other operating and overhead-related expenses. These expenses include our allocable portion of overhead under the Administration Agreement with Prospect Administration under which Prospect Administration provides administrative services and facilities for us. Our investment advisory fees compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions in accordance with our Administration Agreement with Prospect Administration. Operating expenses were $30,755 and $14,220 for the three months ended December 31, 2011 and December 31, 2010, respectively. Operating expenses were $58,220 and $28,437 for the six months ended December 31, 2011 and December 31, 2010, respectively.

The base investment advisory expenses were $8,825 and $4,903 for the three months ended December 31, 2011 and December 31, 2010, respectively. The base investment advisory expenses were $17,036 and $9,179 for the six months ended December 31, 2011 and December 31, 2010, respectively. This increase is directly related to our growth in total assets. For the three months ended December 31, 2011 and December 31, 2010, we incurred $9,127 and $4,769, respectively, of income incentive fees. For the six months ended December 31, 2011 and December 31, 2010, we incurred $16,096 and $10,018, respectively, of income incentive fees. The $4,358 and $6,078 increase in the income incentive fee for the respective three-month and six-month periods are driven by an increase in pre-incentive fee net investment income of $21,786 and $30,388 for the respective three-month and six-month periods primarily due to an increase in interest income from a larger asset base and increased dividend income generated by our investments in Energy Solutions and NRG. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.

During the three and six months ended December 31, 2011, we incurred $9,759 and $18,719, respectively, of expenses related to our Syndicated Facility and Senior Convertible Notes. This compares with expenses of $2,261 and $4,522 incurred during the three and six months ended December 31, 2010, respectively. These expenses are related directly to the leveraging capacity put into place for each of those periods and the levels of indebtedness actually undertaken during those quarters. The table below describes the various expenses of our Syndicated Facility and Senior Convertible Notes and the related indicators of leveraging capacity and indebtedness during these periods.

	For The Three Months Ended December 31,		For The Six Months Ended December 31,

	2011	2010	2011	2010

Interest on borrowings	$7,029	$512	$13,248	$1,461
Amortization of deferred financing costs	2,406	1,144	4,494	2,134
Commitment and other fees	324	605	977	927
Total	$9,759	$2,261	$18,719	$4,522

Weighted-average debt outstanding	$547,558	$41,139	$496,998	$64,249
Weighted-average interest rate on borrowings	5.02%	4.87%	5.22%	4.45%
Facility amount at beginning of period	$400,000	$240,000	$325,000	$210,000

The increase in interest expense for the three and six months ended December 31, 2011 is primarily due to the issuance of Senior Convertible Notes on December 21, 2010 and February 18, 2011 for which we incurred $4,585 and $9,458 of interest expense, respectively.

As our asset base has grown and we have added complexity to our capital raising activities, we have commensurately increased the size of our administrative and financial staff, accounting for a significant increase in the overhead allocation from Prospect Administration. Over the last two years, Prospect Administration has increased staffing levels along with costs passed through. The allocation of overhead expense from Prospect Administration was $1,117 and $840 for the three months ended December 31, 2011 and 2010. The allocation of overhead expense from Prospect Administration was $2,233 and $1,640 for the six months ended December 31, 2011 and 2010. As our portfolio continues to grow, we expect to continue to increase the size of our administrative and financial staff on a basis that provides increasing returns to scale. Other allocated expenses from Prospect Administration will continue to increase along with the increase in staffing and asset base.

Total operating expenses, net of investment advisory fees and interest costs (“Other Operating Expenses”), were $3,044 and $2,287 for the three months ended December 31, 2011 and 2010, respectively. Other Operating Expenses were $6,369 and $4,718 for the six months ended December 31, 2011 and 2010, respectively. The $1,651 increase in Other Operating Expenses for the respective six-month period is primarily due to increased size of our portfolio, for which we have incurred higher costs for legal and valuation services and administrative expenses.

Net Investment Income

Net investment income represents the difference between investment income and operating expenses. Our net investment income (“NII”) was $36,508 and $19,080 for the three months ended December 31, 2011 and December 31, 2010, respectively, or $0.33 per share and 0.23 per share, respectively. The $17,428 increase for the three months ended December 31, 2011 is primarily due to increases of $18,166 and $16,266 in interest income and dividend income, respectively, due to the increased size of our portfolio for which we have recognized additional interest income and an increased level of dividends received primarily from our investments in Energy Solutions and NRG. The $33,963 increase in investment income is offset by an increase in operating expenses of $16,535, primarily due to a $8,280 increase in advisory fees due to the growing size of our portfolio and related income, and $7,498 of additional interest and credit facility expenses.

Our NII was $64,385 and $40,075 for the six months ended December 31, 2011 and December 31, 2010, respectively, or $0.59 per share and 0.51 per share, respectively. The $24,310 increase for the six months ended December 31, 2011 is primarily due to increases of $31,132 and $21,622 in interest income and dividend income, respectively, due to the increased size of our portfolio for which we have recognized additional interest income and an increased level of dividends received primarily from our investments in GSHI and NRG. The $54,093 increase in investment income is offset by an increase in operating expenses of $29,783, primarily due to a $13,935 increase in advisory fees due to the growing size of our portfolio and related income, and $14,197 of additional interest and credit facility expenses. We anticipate NII per share will continue to increase as we utilize prudent term leverage to finance our growth.

Net Realized Gain (Loss), Increase in Net Assets from Net Changes in Unrealized Appreciation

Net realized gain was $13,498 and $4,489 for the three months ended December 31, 2011 and December 31, 2010, respectively. Net realized (loss) gain was ($1,109) and $5,016 for the six months ended December 31, 2011 and December 31, 2010, respectively. The net realized gain for the three months ended December 31, 2011 was due primarily to the sale of NRG common stock for which we realized a gain of $12,131. For the six months ended December 31, 2011 this gain was offset by our impairment of Deb Shops. During the six months ended December 31, 2011, Deb Shops filed for bankruptcy and a plan for reorganization was proposed. The plan, which is expected to be approved by the bankruptcy court, will eliminate our debt position with no payment to us. As a result, we determined that the impairment of Deb Shops was other-than-temporary and recorded a realized loss of $14,607 for the full amount of the amortized cost. The net realized gain for the three and six months ended December 31, 2010 was due primarily to the sale of our common stock in Miller.

Net increase in net assets from changes in unrealized appreciation was $14,486 and $8,371 for the three months ended December 31, 2011 and December 31, 2010, respectively. For the three months ended December 31, 2011, the $14,486 increase in net assets from the net change in unrealized appreciation was driven by significant write-ups of our investments in Energy Solutions and NRG. These instances of appreciation were partially offset by unrealized depreciation in Babson, Biotronic, NMMB and Stryker. For the three months ended December 31, 2010, the $8,371 increase in net assets from the net change in unrealized appreciation was driven by significant write-ups of our investments in Biotronic, Fischbein, Iron Horse, Maverick, Miller, NRG and R-V. These instances of unrealized appreciation were partially offset by unrealized depreciation in H&M, ICS, Stryker and Wind River.

Net increase in net assets from changes in unrealized appreciation was $41,116 and $12,429 for the six months ended December 31, 2011 and December 31, 2010, respectively. For the six months ended December 31, 2011, the $41,116 increase in net assets from the net change in unrealized appreciation was driven by significant write-ups of our investments in Ajax, Energy Solutions, NRG and R-V. These instances of unrealized appreciation were partially offset by unrealized depreciation in Biotronic and Stryker. For the six months ended December 31, 2010, the $12,429 increase in net assets from the net change in unrealized appreciation was driven by significant write-ups of our investments in Airmall, Ajax, Copernicus, Fischbein, Iron Horse, Maverick and Miller. These instances of unrealized appreciation were partially offset by unrealized depreciation in H&M, ICS, NRG, Stryker and Wind River.

Financial Condition, Liquidity and Capital Resources

For the six months ended December 31, 2011 and December 31, 2010, our operating activities used $119,765 and $176,337 of cash, respectively. Financing activities provided $120,134 and $179,275 of cash during the six months ended December 31, 2011 and December 31, 2010, respectively, which included the payments of dividends of $60,932 and $41,483, during the six months ended December 31, 2011 and December 31, 2010, respectively.

Our primary uses of funds have been to continue to invest in our investments in portfolio companies, to add new companies to our investment portfolio, repay outstanding borrowings and to make cash distributions to holders of our common stock.

Our primary sources of funds have been issuances of debt and equity. We have and may continue to fund a portion of our cash needs through borrowings from banks, issuances of senior securities or secondary offerings. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the six months ended December 31, 2011, we borrowed $442,300 and made repayments totaling $274,500 under our revolving credit facility. As of December 31, 2011, we had $252,000 outstanding borrowings on our revolving credit facility and $322,500 outstanding on our Senior Convertible notes (See Note 5 to our consolidated financial statements).

Undrawn committed revolvers incur commitment fees ranging from 0.50% to 2.00%. As of December 31, 2011 and June 30, 2011, we have $33,890 and $35,822 of undrawn revolver commitments to our portfolio companies, respectively.

On October 21, 2011, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $750,000 of additional equity securities.

We also continue to generate liquidity through public and private stock offerings.

On July 18, 2011, we issued 1,500,000 shares in connection with the exercise of an overallotment option granted with the June 21, 2011 offering of 10,000,000 shares which were delivered June 24, 2011, raising an additional $15,225 of gross proceeds and $14,895 of net proceeds.

Off-Balance Sheet Arrangements

At December 31, 2011, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than those which originate from 1) the investment advisory and management agreement and the administration agreement and 2) the portfolio companies.

Recent Developments

On January 4, 2012, Energy Solutions sold its gas gathering and processing assets (“Gas Solutions”) for a sale price of $200,502, including a potential earnout of $28,000 that will be paid based on the future performance of Gas Solutions. After expenses, including structuring fees of $9,966 paid to us, Energy Solutions received approximately $148,687 in cash and an additional $10,000 is being held in escrow. Currently, our loans to Energy Solutions remain outstanding and are collateralized by the cash held by Energy Solutions as a result of the sale transaction. The accounting for the sale of Gas Solutions has yet to be finalized, but will not result in any dividend income or realized gain recognition by us until cash payments are received from Energy Solutions.

On January 9, 2012, Arrowhead General Insurance Agency, Inc. repaid the $27,000 loan receivable to us.

On January 12, 2012, we made a follow-on investment of $16,500 to purchase 86.8% of the Class D Notes in CIFC Funding 2011-I, Ltd.

On January 17, 2012, we provided $18,332 of secured second-lien financing to a financial services processing company purchased by a leading private equity sponsor.

On January 25, 2012, we issued 85,252 shares of our common stock in connection with the dividend reinvestment plan.

On January 31, 2012, Aircraft Fasteners International, LLC repaid the $7,441 loan receivable to us.

On February 2, 2012, NRG was sold to an outside buyer for $123,258.  In conjunction with the sale, the $37,218 loan that was outstanding was repaid. We also received a $26,936 make-whole fee for early repayment of the outstanding loan, which will be recorded as interest income in the quarter ending March 31, 2012. Further, we received a $3,800 advisory fee for the transaction, which will be recorded as other income in the quarter ending March 31, 2012. After expenses, including the make whole and advisory fees discussed above, $40,886 was available to be distributed to stockholders. While our 408 shares of NRG common stock represented 67.1% of the ownership, we only received net proceeds of $25,991 as our contribution to the escrow amount was proportionately higher than the other shareholders. In connection with the sales, we will recognize a realized gain of $24,810 in the results for the quarter ended March 31, 2012. In total, we received proceeds of $93,977 at closing. In addition, there is $11,125 being held in escrow of which 80% is due to us upon release of the escrowed amounts. This will be recognized as additional gain when and if received.

Between January 30, 2012 and February 2, 2012, we repurchased $4,963 of our August 2016 convertible bonds at a price of 97.5, including commissions. The transactions will result in our recognizing $10 of loss in the quarter ended March 31, 2012.

On February 6, 2012, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•                  $0.101450 per share for February 2012 to holders of record on February 29, 2012 with a payment date of March 23, 2012;

•                  $0.101475 per share for March 2012 to holders of record on March 30, 2012 with a payment date of April 20, 2012; and

•                  $0.101500 per share for April 2012 to holders of record on April 30, 2012 with a payment date of May 24, 2012.

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

Basis of Consolidation

Under the 1940 Act rules, the regulations pursuant to Article 6 of Regulation S-X, and the American Institute of Certified Public Accountants’ Audit and Accounting Guide for Investment Companies, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to us. Our December 31, 2011 and June 30, 2011 financial statements include our accounts and the accounts of Prospect Capital Funding, LLC, our only wholly-owned, closely-managed subsidiary that is also an investment company. All intercompany balances and transactions have been eliminated in consolidation.

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

In April 2009, the FASB issued ASC 820-10-65, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“ASC 820-10-

65”). This update provides further clarification for ASC 820 in markets that are not active and provides additional guidance for determining when the volume of trading level of activity for an asset or liability has significantly decreased and for identifying circumstances that indicate a transaction is not orderly. ASC 820-10-65 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of ASC 820-10-65 did not have any effect on our net asset value, financial position or results of operations for the three and six months ended December 31, 2011, as there was no change to the fair value measurement principles set forth in ASC 820.

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASC 2010-06”). ASC 2010-06 amends ASC 820-10 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. ASC 2010-06 is effective December 15, 2009, except for the disclosure about purchase, sales, issuances and settlements in the roll forward of activity in level 3 fair value measurements. The adoption of ASC 2010-06 for the three and six months ended December 31, 2011, did not have any effect on our financial statements.

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

We adopted FASB ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Adoption of ASC 740 was applied to all open tax years as of July 1, 2007. The adoption of ASC 740 did not have an effect on our net asset value, financial condition or results of operations as there was no liability for unrecognized tax benefits and no change to our beginning net asset value. As of December 31, 2011 and for the three and six months then ended, we did not have a liability for any unrecognized tax benefits. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

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

Per Share Information

Net increase or decrease in net assets resulting from operations per common share are calculated using the weighted average number of common shares outstanding for the period presented. In accordance with ASC 946, Financial Services – Investment Companies, convertible securities are not considered in the calculation of net assets per share.

Recent Accounting Pronouncements

In February 2011, the FASB issued Accounting Standards Update 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“ASU 2011-02”). ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 provides guidance to clarify whether the creditor has granted a concession and whether a debtor is experiencing financial difficulties. The adoption of ASC 2010-06 for the three and six months ended December 31, 2011, did not have any effect on our financial statements.

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

We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the three months ended December 31, 2011, we did not engage in hedging activities.

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

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such of these matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any such litigation as of December 31, 2011.

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in our most recent 10-K filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reflects the history of shares issued under the dividend reinvestment plan:

Record Date/Issuance Date	Shares Issued	Aggregate Offering Price (in 000s)	% of Dividend

March 23, 2006 / March 30, 2006	6,841	$111	5.2%
June 23, 2006 / June 30, 2006	7,932	130	5.4%
September 22, 2006 / September 29, 2006	80,818	1,273	26.2%
December 29, 2006 / January 5, 2007	108,047	1,850	25.5%
March 23, 2007 / March 30, 2007	93,843	1,595	20.8%
June 22, 2007 / June 29, 2007	69,834	1,190	15.3%
September 19, 2007 / September 28, 2007	72,073	1,243	15.9%
March 31, 2008 / April 16, 2008	99,241	1,510	14.4%
September 30, 2008 / October 16, 2008	117,549	1,506	12.7%
December 31, 2008 / January 20, 2009	148,200	1,774	14.8%
March 31, 2009 / April 20, 2009	214,456	1,827	14.4%
July 8, 2009 / July 20, 2009	297,274	2,901	14.8%
October 8, 2010 / October 19, 2009	233,523	2,457	11.0%
December 31, 2009 / January 25, 2010	236,985	2,896	11.2%
March 31, 2010 / April 23, 2010	248,731	2,962	11.2%
June 30, 2010 / July 30, 2010	83,875	822	11.9%
July 30, 2010 / August 31, 2010	89,620	833	11.4%
August 31, 2010 / September 30, 2010	90,006	876	11.5%
September 30, 2010 / October 29, 2010	92,999	913	11.6%
October 29, 2010 / November 30, 2010	87,941	865	10.0%
November 30, 2010 / December 31, 2010	89,603	970	10.9%
December 31, 2010 / January 31, 2011	84,155	958	10.8%
January 31, 2011 / February 28, 2011	83,021	1,004	11.3%
February 28, 2011 / March 31, 2011	76,253	926	10.4%
March 31, 2011 / April 30, 2011	76,377	917	10.3%
April 29, 2011 / May 31, 2011	78,689	909	9.2%
May 31, 2011 / June 24, 2011	92,813	941	9.5%
June 30, 2011 / July 22, 2011	102,890	1,041	9.6%
July 31, 2011 / August 26, 2011	106,869	931	8.4%
August 31, 2011 / September 23, 2011	100,634	845	7.6%
September 30, 2011 / October 25, 2011	89,078	853	7.7%
October 31, 2011 / November 22, 2011	94,213	868	7.8%
November 30, 2011 / December 22, 2011	90,677	854	7.7%
December 30, 2011 / January 25, 2012	85,252	896	8.1%

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The 2011 Annual Meeting of the Stockholders of the Company (“Meeting”) was convened at the offices of the Company on Thursday, December 8, 2011, at 10:30 a.m. and it was determined that a quorum was established and that the proposals before the Company’s stockholders were approved as follows:

To re-elect one Class I director of the Company, to serve for a term of three years, or until a successor is duly elected and qualified.

		Votes Cast	% of Shares Voted
Class I Director
William J. Gremp	For	71,871,769	94.27%
	Withheld	4,366,868	5.73%

To ratify the selection of BDO USA LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2012.

	Total Votes	% of Voted Shares
For	73,647,832	96.60%
Against	1,755,032	2.30%
Abstained	835,770	1.10%
Broker non-votes	—	—%

To approve a proposal to authorize the Company, pursuant to approval of its Board of Directors, to sell or otherwise issue shares of its common stock at a price or prices below the Company’s then current net asset value per share in one or more offerings during the next year.

	Total Votes	% of Voted Shares
For	54,361,495	71.30%
Against	11,058,652	14.51%
Abstained	1,404,452	1.84%
Broker non-votes	9,414,042	12.35%

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 9, 2012.

PROSPECT CAPITAL CORPORATION

By:	/s/ John F. Barry III
John F. Barry III
Chief Executive Officer and Chairman of the Board