Form 10-Q
period 2012-03-31
PROSPECT CAPITAL CORP
filed 2012-05-10
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2012

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 10, 2012 was 122,008,994.

PROSPECT CAPITAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2012
TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

March 31, 2012 and June 30, 2011

(in thousands, except share and per share data)

	March 31, 2012	June 30, 2011
	(Unaudited)	(Audited)
Assets (Note 4)
Investments at fair value:
Control investments (net cost of $232,459 and $262,301, respectively)	$323,786	$310,072
Affiliate investments (net cost of $59,606 and $56,833, respectively)	67,581	72,337
Non-control/Non-affiliate investments (net cost of $1,363,798 and $1,116,600, respectively)	1,300,213	1,080,601
Total investments at fair value (net cost of $1,655,863 and $1,435,734, respectively, Note 3)	1,691,580	1,463,010

Investments in money market funds	58,025	59,903
Cash	34,978	1,492
Receivables for:
Interest, net	12,407	9,269
Other	1,686	267
Prepaid expenses	154	101
Deferred financing costs	17,179	15,275
Total Assets	1,816,009	1,549,317

Liabilities
Credit facility payable (Note 4)	121,000	84,200
Senior Convertible Notes (Note 5)	317,500	322,500
Prospect Capital InterNotes® (Note 6)	5,465	—
Dividends payable	12,372	10,895
Due to Broker	26,569	—
Due to Prospect Administration (Note 10)	362	212
Due to Prospect Capital Management (Note 10)	4,315	7,706
Accrued expenses	6,166	5,876
Other liabilities	3,454	3,571
Total Liabilities	497,203	434,960
Net Assets	$1,318,806	$1,114,357

Components of Net Assets
Common stock, par value $0.001 per share (200,000,000 common shares authorized; 121,923,931 and 107,606,690 issued and outstanding, respectively) (Note 7)	$122	$108
Paid-in capital in excess of par (Note 7)	1,348,996	1,196,741
Distributions in excess of net investment income	(1,602)	(21,638)
Accumulated net realized losses on investments	(64,427)	(88,130)
Net unrealized appreciation on investments	35,717	27,276
Net Assets	$1,318,806	$1,114,357

Net Asset Value Per Share	$10.82	$10.36

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Three and Nine Months Ended March 31, 2012 and 2011
(in thousands, except share and per share data)
(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Investment Income
Interest Income: (Note 3)
Control investments	$32,966	$5,180	$45,546	$15,798
Affiliate investments	2,378	3,049	7,179	9,523
Non-control/Non-affiliate investments	37,602	26,275	107,636	65,466
Total interest income	72,946	34,504	160,361	90,787

Dividend income:
Control investments	5,474	2,760	29,819	6,810
Non-control/Non-affiliate investments	2,002	—	4,843	1,508
Money market funds	1	3	2	10
Total dividend income	7,477	2,763	34,664	8,328

Other income: (Note 8)
Control investments	13,768	2	14,386	1,787
Affiliate investments	11	22	85	176
Non-control/Non-affiliate investments	1,421	7,282	8,732	12,007
Total other income	15,200	7,306	23,203	13,970
Total Investment Income	95,623	44,573	218,228	113,085

Operating Expenses
Investment advisory fees:
Base management fee (Note 10)	8,949	6,037	25,985	15,216
Income incentive fee (Note 10)	14,518	5,997	30,614	16,015
Total investment advisory fees	23,467	12,034	56,599	31,231

Interest and credit facility expenses	9,655	5,660	28,374	10,182
Legal fees	256	283	1,198	763
Valuation services	308	262	916	711
Audit, compliance and tax related fees	276	168	1,141	649
Allocation of overhead from Prospect Administration (Note 10)	2,910	1,669	5,143	3,309
Insurance expense	69	74	168	217
Directors’ fees	68	64	195	191
Other general and administrative expenses	542	403	2,037	1,801
Total Operating Expenses	37,551	20,617	95,771	49,054

Net Investment Income	58,072	23,956	122,457	64,031

Net realized gain on investments (Note 3)	24,812	2,078	23,703	7,094
Net change in unrealized appreciation /depreciation on investments (Note 3)	(32,675)	7,725	8,441	20,154

Net Increase in Net Assets Resulting from Operations	$50,209	$33,759	$154,601	$91,279

Net increase in net assets resulting from operations per share: (Note 9 and Note 14)	$0.44	$0.38	$1.39	$1.11
Dividends declared per share	$0.30	$0.30	$0.91	$0.91

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
For The Nine Months Ended March 31, 2012 and 2011
(in thousands, except share data)
(Unaudited)

	For The Nine Months Ended March 31,
	2012	2011
Increase in Net Assets from Operations:
Net investment income	$122,457	$64,031
Net realized gain on investments	23,703	7,094
Net change in unrealized appreciation on investments	8,441	20,154
Net Increase in Net Assets Resulting from Operations	154,601	91,279

Dividends to Shareholders	(102,421)	(75,541)

Capital Share Transactions:
Proceeds from capital shares sold, net of underwriting costs	144,900	178,317
Less: Offering costs of public share offerings	(524)	(724)
Reinvestment of dividends	7,893	8,166
Net Increase in Net Assets Resulting from Capital Share Transactions	152,269	185,759

Total Increase in Net Assets	204,449	201,497
Net assets at beginning of period	1,114,357	711,424
Net Assets at End of Period	$1,318,806	$912,921

Capital Share Activity:
Shares sold	13,500,000	18,494,476
Shares issued through reinvestment of dividends	817,241	777,473
Net increase in capital share activity	14,317,241	19,271,949
Shares outstanding at beginning of period	107,606,690	69,086,862

Shares Outstanding at End of Period	121,923,931	88,358,811

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Nine Months Ended March 31, 2012 and 2011
(in thousands, except share data)
(Unaudited)

	For The Nine Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$154,601	$91,279
Net realized gain on investments	(23,703)	(7,094)
Net change in unrealized appreciation on investments	(8,441)	(20,154)
Accretion of purchase discount on investments	(3,741)	(10,874)
Amortization of deferred financing costs	7,174	3,628

Change in operating assets and liabilities
Payments for purchases of investments	(542,846)	(632,526)
Proceeds from sale of investments and collection of investment principal	354,660	214,124
Net decrease (increase) of investments in money market funds	1,878	(26,048)
Increase in interest receivable	(7,637)	(13,882)
Increase in dividends receivable	(75)	(59)
Increase in other receivables	(1,344)	(142)
Increase in prepaid expenses	(53)	(125)
Decrease in other assets	—	534
Increase in due to broker	26,569	—
Increase in due to Prospect Administration	150	1,162
Decrease in due to Prospect Capital Management	(3,391)	(2,653)
Increase in payable for securities purchased	—	31,984
Increase in accrued expenses	290	1,262
(Decrease) increase in other liabilities	(117)	1,184
Net Cash Used In Operating Activities	(46,026)	(368,400)

Cash Flows from Financing Activities:
Borrowings under Senior Convertible Notes (Note 5)	—	322,500
Repurchases under Senior Convertible Notes (Note 5)	(5,000)	—
Borrowings under credit facility (Note 4)	615,800	259,100
Principal payments under credit facility (Note 4)	(579,000)	(311,900)
Borrowings under Prospect Capital InterNotes® (Note 6)	5,465	—
Financing costs paid and deferred	(9,078)	(12,235)
Proceeds from issuance of common stock, net of underwriting costs	144,900	178,317
Offering costs from issuance of common stock	(524)	(724)
Dividends paid	(93,051)	(65,344)
Net Cash Provided By Financing Activities	79,512	369,714

Total Increase in Cash	33,486	1,314
Cash balance at beginning of period	1,492	1,081
Cash Balance at End of Period	$34,978	$2,395

Cash Paid For Interest	$19,607	$1,377

Non-Cash Financing Activity:
Payment-in-kind interest	$4,499	$8,510
Amount of shares issued in connection with dividend reinvestment plan	$7,893	$8,166

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2012 and June 30, 2011

(in thousands, except share data)

			March 31, 2012 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (25.00% or greater of voting control)

AIRMALL USA, Inc. (27)	Pennsylvania / Property Management	Senior Secured Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor), due 6/30/2015)(3), (4)	$ 29,500	$ 29,500	$ 29,500	2.2%
		Senior Subordinated Term Loan (12.00% plus 6.00% PIK, due 12/31/2015)	12,500	12,500	12,500	1.0%
		Convertible Preferred Stock (9,919.684 shares)		9,920	5,803	0.4%
		Common Stock (100 shares)		—	—	0.0%
				51,920	47,803	3.6%
Ajax Rolled Ring & Machine, Inc.	South Carolina / Manufacturing	Senior Secured Note — Tranche A (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 4/01/2013)(3), (4)	20,277	20,277	20,277	1.5%
		Subordinated Secured Note — Tranche B (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor) plus 6.00% PIK, due 4/01/2013)(3), (4)	15,035	15,035	15,035	1.1%
		Convertible Preferred Stock — Series A (6,142.6 shares)		6,057	11,212	0.9%
		Unrestricted Common Stock (6 shares)		—	11	0.0%
				41,369	46,535	3.5%
AWCNC, LLC(19)	North Carolina / Machinery	Members Units — Class A (1,800,000 units)		—	—	0.0%
		Members Units — Class B-1 (1 unit)		—	—	0.0%
		Members Units — Class B-2 (7,999,999 units)		—	—	0.0%
				—	—	0.0%
Borga, Inc.	California / Manufacturing	Revolving Line of Credit — $1,000 Commitment (5.00% (PRIME + 1.75%) plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)(4), (25)	1,000	945	936	0.1%
		Senior Secured Term Loan B (8.50% (PRIME + 5.25%) plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)(4)	1,612	1,500	—	0.0%
		Senior Secured Term Loan C (12.00% plus 4.00% PIK plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)	9,259	707	—	0.0%
		Common Stock (100 shares)(21)		—	—	0.0%
		Warrants (33,750 warrants)(21)		—	—	0.0%
				3,152	936	0.1%
C&J Cladding LLC	Texas / Metal Services and Minerals	Membership Interest (400 units)(22)		580	5,231	0.4%
				580	5,231	0.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2012 and June 30, 2011
(in thousands, except share data)

			March 31, 2012 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (25.00% or greater of voting control)

Energy Solutions Holdings, Inc.(8)	Texas / Gas Gathering and Processing	Senior Secured Note (18.00%, due 12/11/2016) (3)	$ 25,000	$ 25,000	$ 25,000	1.8%
		Junior Secured Note (18.00%, due 12/12/2016) (3)	12,000	12,000	12,000	0.9%
		Senior Secured Note to Vessel Holdings LLC (18.00%, due 12/12/2016)	3,500	3,500	3,500	0.3%
		Subordinated Secured Note to Freedom Marine Holdings, LLC (12.00% (LIBOR + 6.11% with 5.89% LIBOR floor) plus 4.00% PIK, in non-accrual status effective 10/1/2010, due 12/31/2011)	13,219	12,504	3,549	0.3%
		Senior Secured Debt to Yatesville Coal Holdings, Inc. (Non-accrual status effective 1/01/2009, past due)	1,035	1,035	—	0.0%
		Junior Secured Debt to Yatesville Coal Holdings, Inc. (Non-accrual status effective 1/01/2009, past due)	414	414	—	0.0%
		Common Stock (100 shares)(3)		8,792	122,211	8.7%
				63,245	166,260	12.6%
Integrated Contract Services, Inc.(9)	North Carolina / Contracting	Secured Promissory Notes (15.00%, in non-accrual status effective 12/22/2010, due 3/21/2012 – 12/31/2013) (10)	2,581	2,580	1,106	0.1%
		Senior Demand Note (15.00%, in non-accrual status effective 11/1/2010, past due)(10)	1,170	1,170	—	0.0%
		Senior Secured Note (7.00% plus 7.00% PIK plus 6.00% default interest, in non-accrual status effective 10/09/2007, past due)	300	—	—	0.0%
		Junior Secured Note (7.00% plus 7.00% PIK plus 6.00% default interest, in non-accrual status effective 10/09/2007, past due)	11,520	11,520	—	0.0%
		Preferred Stock — Series A (10 shares)		—	—	0.0%
		Common Stock (49 shares)		679	—	0.0%
				15,949	1,106	0.1%
Manx Energy, Inc. (“Manx”)(12)	Kansas / Oil & Gas Production	Appalachian Energy Holdings, LLC (“AEH”) — Senior Secured First Lien Note (8.00%, in non-accrual status effective 1/19/2010, due 1/19/2013)	2,388	2,000	—	0.0%
		Coalbed, LLC — Senior Secured Note (8.00%, in non-accrual status effective 1/19/2010, due 1/19/2013)(6)	7,165	5,991	—	0.0%
		Manx — Senior Secured Note (13.00%, in non-accrual status effective 1/19/2010, due 1/19/2013)	3,550	3,550	—	0.0%
		Manx — Preferred Stock (6,635 shares)		6,307	—	0.0%
		Manx — Common Stock (17,082 shares)		1,170	—	0.0%
				19,018	—	0.0%
NMMB Holdings, Inc. (24)	New York / Media	Senior Term Loan (14.00%, due 5/6/2016)	21,700	21,700	21,700	1.6%
		Senior Subordinated Term Loan (15.00%, due 5/6/2016)	2,800	2,800	2,800	0.2%
		Series A Preferred Stock (4,400 shares)		4,400	947	0.1%
				28,900	25,447	1.9%
NRG Manufacturing, Inc.	Texas / Manufacturing	Escrow Receivable	11,492	—	6,302	0.5%
				—	6,302	0.5%

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2012 and June 30, 2011
(in thousands, except share data)

			March 31, 2012 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (25.00% or greater of voting control)

Nupla Corporation	California / Home & Office Furnishings, Housewares & Durable	Revolving Line of Credit — $2,000 Commitment (7.25% (PRIME + 4.00%), plus 2.00% default interest, due 9/04/2012)(4), (25)	$ 1,093	$ 1,063	$ 1,093	0.1%
		Senior Secured Term Loan A (8.00% (PRIME + 4.75%) plus 2.00% default interest, due 9/04/2012)(4)	4,130	494	4,130	0.3%
		Senior Subordinated Debt (15.00% PIK, in non-accrual status effective 4/01/2009, due 3/04/2013)	4,373	—	500	0.0%
		Preferred Stock — Class A (2,850 shares)		—	—	0.0%
		Preferred Stock — Class B (1,330 shares)		—	—	0.0%
		Common Stock (2,360,743 shares)		—	—	0.0%
				1,557	5,723	0.4%
R-V Industries, Inc.	Pennsylvania / Manufacturing	Warrants (200,000 warrants, expiring 6/30/2017)		1,682	4,950	0.4%
		Common Stock (545,107 shares)		5,087	13,493	1.0%
				6,769	18,443	1.4%
		Total Control Investments		232,459	323,786	24.5%

Affiliate Investments (5.00% to 24.99% voting control)

BNN Holdings Corp., (f/k/a Biotronic NeuroNetwork)	Michigan / Healthcare	Senior Secured Note (11.50% (LIBOR + 7.00% with 4.50% LIBOR floor) plus 1.00% PIK, due 2/21/2013)(3), (4)	26,227	26,227	26,227	2.0%
		Preferred Stock Series A (9,925.455 shares)(13)		2,300	315	0.0%
		Preferred Stock Series B (1,753.64 shares)(13)		579	79	0.0%
				29,106	26,621	2.0%
Boxercraft Incorporated	Georgia / Textiles & Leather	Senior Secured Term Loan A (9.50% (LIBOR + 6.50% with 3.00% LIBOR floor), due 9/16/2013)(3), (4)	1,919	1,770	1,919	0.1%
		Senior Secured Term Loan B (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor), due 9/16/2013)(3), (4)	4,712	4,200	4,712	0.4%
		Senior Secured Term Loan C (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 9/16/2013)(3), (4)	2,283	2,283	2,283	0.2%
		Subordinated Secured Term Loan (12.00% plus 3.00% PIK, due 3/16/2014)(3)	7,906	6,895	7,906	0.6%
		Preferred Stock (1,000,000 shares)		—	1,112	0.1%
		Common Stock (10,000 shares)		—	—	0.0%
				15,148	17,932	1.4%
Smart, LLC(14)	New York / Diversified / Conglomerate Service	Membership Interest		—	35	0.0%
				—	35	0.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)

March 31, 2012 and June 30, 2011

(in thousands, except share data)

			March 31, 2012 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Affiliate Investments (5.00% to 24.99% voting control)

Sport Helmets Holdings, LLC(14)	New York / Personal & Nondurable Consumer Products	Revolving Line of Credit — $3,000 Commitment (4.08% (LIBOR + 3.50%), due 12/14/2013) (4), (25), (26)	$ —	$ —	$ —	0.0%
		Senior Secured Term Loan A (4.08% (LIBOR + 3.50%), due 12/14/2013)(3), (4)	1,394	968	1,376	0.1%
		Senior Secured Term Loan B (4.58%, (LIBOR + 4.00%) due 12/14/2013)(3), (4)	7,256	6,015	7,124	0.5%
		Senior Subordinated Debt — Series A (12.00% plus 3.00% PIK, due 6/14/2014)(3)	7,724	6,719	7,724	0.6%
		Senior Subordinated Debt — Series B (10.00% plus 5.00% PIK, due 6/14/2014)(3)	1,482	1,191	1,482	0.1%
		Common Stock (20,974 shares)		459	5,287	0.4%
				15,352	22,993	1.7%
		Total Affiliate Investments		59,606	67,581	5.1%

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

ADAPCO, Inc.	Florida / Ecological	Common Stock (5,000 shares)		141	216	0.0%
				141	216	0.0%
Aircraft Fasteners International, LLC	California / Machinery	Convertible Preferred Stock (32,500 units)		396	465	0.0%

				396	465	0.0%
American Gilsonite Company	Utah / Specialty Minerals	Senior Subordinated Note (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/10/2016)(3), (4)	30,232	30,232	30,232	2.3%
		Senior Subordinated Note (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/10/2016)(4)	7,500	7,500	7,500	0.6%
		Membership Interest in AGC/PEP, LLC (99.9999%)(15)		—	5,059	0.4%
				37,732	42,791	3.3%
Apidos CLO VIII, Ltd	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	—	18,543	20,042	1.5%
				18,543	20,042	1.5%
Babson CLO Ltd 2011-I	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	—	32,116	32,331	2.5%
				32,116	32,331	2.5%
Babson CLO Ltd 2012-IA	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	—	26,569	26,569	2.0%
				26,569	26,569	2.0%
Blue Coat Systems, Inc. (4)	Massachusetts / Software & Computer Services	Second Lien Term Loan (11.50% (LIBOR + 10.00% with 1.50% LIBOR floor), due 8/15/2018)	25,000	24,260	24,873	1.9%
				24,260	24,873	1.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2012 and June 30, 2011
(in thousands, except share data)

			March 31, 2012 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Byrider Systems Acquisition Corp.	Indiana / Auto Finance	Senior Subordinated Notes (12.00% plus 2.00% PIK, due 11/3/2016) (3)	$ 25,424	$ 25,424	$ 22,843	1.7%
				25,424	22,843	1.7%
Caleel + Hayden, LLC (14)	Colorado / Personal & Nondurable Consumer Products	Membership Units (7,500 shares)		351	925	0.1%
		Options in Mineral Fusion Natural Brands, LLC (11,662 options)		—	—	0.0%
				351	925	0.1%
Capstone Logistics, LLC (4)	Georgia / Commercial Services	Senior Secured Term Loan A (7.50% (LIBOR + 5.50% with 2.00% LIBOR floor), due 9/16/2016)	33,942	33,942	33,942	2.6%
		Senior Secured Term Loan B (13.50% (LIBOR + 11.50% with 2.00% LIBOR floor), due 9/16/2016)(3)	41,625	41,625	41,625	3.2%
				75,567	75,567	5.8%
Cargo Airport Services USA, LLC	New York / Transportation	Senior Secured Term Loan (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor), due 3/31/2016) (3), (4)	49,552	49,522	49,522	3.8%
		Common Equity (1.5 units)		1,639	2,055	0.2%
				51,161	51,577	4.0%
CIFC Funding 2011-I, Ltd. (4)	Cayman Islands / Diversified Financial Services	Secured Class D Notes (5.79% (LIBOR + 5.00%), due 1/19/2023)	19,000	14,720	16,995	1.3%
		Unsecured Class E Notes (7.79% (LIBOR + 7.00%), due 1/19/2023)	15,400	12,444	13,667	1.0%
				27,164	30,662	2.3%
Clearwater Seafoods LP	Canada / Food Products	Second Lien Term Loan (12.00%, due 2/4/2016) (3)	54,500	54,500	54,500	4.1%
				54,500	54,500	4.1%
The Copernicus Group, Inc.	North Carolina / Healthcare	Revolving Line of Credit — $1,000 Commitment (7.50% (LIBOR + 4.50% with 3.00% LIBOR floor), due 2/9/2016)(4), (25)	—	—	—	0.0%
		Senior Secured Term Loan A (7.50% (LIBOR + 4.50% with 3.00% LIBOR floor), due 2/9/2016)(3), (4)	10,125	10,125	10,125	0.8%
		Senior Secured Term Loan B (13.50% (LIBOR + 10.50% with 3.00% LIBOR floor), due 2/9/2016) (3), (4)	11,250	11,250	11,250	0.9%
		Preferred Stock — Series A (1,000,000 shares)		67	1,533	0.1%
		Preferred Stock — Series C (212,121 shares)		212	1,038	0.1%
				21,654	23,946	1.9%
CRT MIDCO, LLC	Wisconsin / Media	Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 6/30/2017)(3), (4)	73,875	73,875	71,921	5.5%
				73,875	71,921	5.5%
Diamondback Operating, LP	Oklahoma / Oil & Gas Production	Net Profits Interest (15.00% payable on Equity distributions)(7)		—	—	0.0%
				—	—	0.0%
Empire Today, LLC(16)	Illinois / Durable Consumer Products	Senior Secured Note (11.375%, due 2/1/2017)	15,700	15,236	15,700	1.2%
				15,236	15,700	1.2%
Fairchild Industrial Products, Co.	North Carolina / Electronics	Escrow Receivable	177	—	142	0.0%
				—	142	0.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2012 and June 30, 2011
(in thousands, except share data)

			March 31, 2012 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Fischbein, LLC	North Carolina / Machinery	Senior Subordinated Debt (12.00% plus 2.00% PIK, due 10/31/2016)	$ 3,396	$ 3,396	$ 3,396	0.3%
		Escrow ReceivableEscrowEscrow	141	—	1,151	0.1%
		Membership Class A (875,000 units)		875	1,823	0.1%
				4,271	6,370	0.5%
Focus Brands, Inc. (4)	Georgia / Consumer Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 8/21/2018)	15,000	14,703	14,703	1.1%
				14,703	14,703	1.1%
H&M Oil & Gas, LLC	Texas / Oil & Gas Production	Senior Secured Note (13.00% (LIBOR + 7.50% with 5.50% LIBOR floor) plus 3.00% PIK, plus 2.00% default interest, in non-accrual status effective 01/01/2011, past due)(4)	62,340	60,018	30,271	2.3%
		Net Profits Interest (8.00% payable on Equity distributions)(7)		—	—	0.0%
				60,018	30,271	2.3%
Hi-Tech Testing Service, Inc. and Wilson Inspection X-Ray Services, Inc.	Texas / Oil & Gas Equipment & Services	Senior Secured Term Loan (11.00%, due 9/26/2016)	7,800	7,574	7,574	0.6%
				7,574	7,574	0.6%
Hoffmaster Group, Inc.	Wisconsin / Durable Consumer Products	Second Lien Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 1/3/2019) (4)	10,000	9,805	10,000	0.8%
				9,805	10,000	0.8%
Hudson Products Holdings, Inc.(16)	Texas / Manufacturing	Senior Secured Term Loan (8.50% (PRIME + 4.50% with 4.00% PRIME floor), due 8/24/2015)(3), (4)	6,299	5,852	5,632	0.4%
				5,852	5,632	0.4%
ICON Health & Fitness, Inc.(16)	Utah / Durable Consumer Products	Senior Secured Note (11.875% , due 10/15/2016) (3)	43,100	43,373	43,100	3.3%
				43,373	43,100	3.3%
IDQ Holdings, Inc.	Texas / Automobile	Senior Secured Note (11.50%, due 4/01/2017)	12,500	12,250	12,250	0.9%
				12,250	12,250	0.9%
Injured Workers Pharmacy LLC	Massachusetts / Healthcare	Second Lien Debt (12.00% (LIBOR + 7.50% with 4.50% LIBOR floor) plus 1.00% PIK, due 11/04/2017) (3), (4)	15,062	15,062	15,062	1.1%
				15,062	15,062	1.1%
Iron Horse Coiled Tubing, Inc.(23)	Alberta, Canada / Production Services	Common Stock (3,821 shares)		268	2,040	0.2%
				268	2,040	0.2%
JHH Holdings, Inc.	Texas / Healthcare	Second Lien Debt (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 6/23/2016) (3), (4)	15,736	15,736	15,736	1.2%
				15,736	15,736	1.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2012 and June 30, 2011

(in thousands, except share data)

			March 31, 2012 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

LHC Holdings Corp.	Florida / Healthcare	Revolving Line of Credit — $750 Commitment (8.50% (LIBOR + 6.00% with 2.50% LIBOR floor), due 6/30/2012) (4), (25), (26)	$ —	$ —	$ —	0.0%
		Senior Secured Term Loan A (8.50% (LIBOR + 6.00% with 2.50% LIBOR floor), due 6/30/2012)(3), (4)	81	81	81	0.0%
		Senior Subordinated Debt (12.00% plus 2.50% PIK, due 5/31/2013)(3)	4,465	4,291	4,465	0.3%
		Membership Interest (125 units)		216	215	0.0%
				4,588	4,761	0.3%
Maverick Healthcare, LLC	Arizona / Healthcare	Preferred Units (1,250,000 units)		1,252	1,656	0.1%
		Common Units (1,250,000 units)		—	38	0.0%
				1,252	1,694	0.1%
Medical Security Card Company, LLC(4)	Arizona / Healthcare	Revolving Line of Credit - $1,500 Commitment (9.50% (LIBOR + 7.00% with 2.50% LIBOR floor), due 2/1/2016) (25)	—	—	—	0.0%
		First Lien Term Loan (11.25% (LIBOR + 8.75% with 2.50% LIBOR floor), due 2/1/2016)(3)	19,133	19,133	19,133	1.5%
				19,133	19,133	1.5%
Mood Media Corporation(16), (3)	Canada / Media	Senior Subordinated Term Loan (10.25% (LIBOR + 8.75% with 1.50% LIBOR floor), due 11/6/2018)(4)	15,000	14,862	14,852	1.1%
				14,862	14,852	1.1%
National Bankruptcy Services, LLC (4)	Texas / Diversified Financial Services	Senior Subordinated Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor) plus 1.50% PIK, due 7/16/17)	18,332	18,332	18,332	1.4%
				18,332	18,332	1.4%
New Meatco Provisions, LLC	California / Food Products	Senior Subordinated Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor) plus 4.00%, PIK due 4/18/2016) (4)	13,510	13,510	7,634	0.6%
				13,510	7,634	0.6%
Nobel Learning Communities, Inc.	Pennsylvania / Consumer Services	Subordinated Unsecured (11.50% plus 1.50% PIK, due 8/9/2017)	15,109	15,109	15,109	1.1%
				15,109	15,109	1.1%
Northwestern Management Services, LLC	Florida / Healthcare	Revolving Line of Credit — $1,500 Commitment (10.50% (PRIME + 6.75% with 3.75% PRIME floor), due 7/30/2015)(4), (25)	500	500	500	0.0%
		Senior Secured Term Loan A (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor), due 7/30/2015)(3), (4)	16,646	16,646	16,646	1.3%
		Common Stock (50 shares)		371	855	0.1%
				17,517	18,001	1.4%
Out Rage, LLC (4)	Wisconsin / Durable Consumer Products	Revolving Line of Credit - $1,500 Commitment (11.0% (LIBOR + 8.00% with 3.00% LIBOR floor), due 3/02/2013)(25)	—	—	—	0.0%
		Senior Secured Term Loan (11.00% (LIBOR + 8.00% with 3.00% LIBOR floor), due 3/2/2015)	10,895	10,895	10,770	0.8%
				10,895	10,770	0.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2012 and June 30, 2011
(in thousands, except share data)

			March 31, 2012 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Pinnacle Treatment Centers, Inc.(4)	Pennsylvania / Healthcare	Revolving Line of Credit —$1,000 Commitment (8.0% (LIBOR + 5.00% with 3.00% LIBOR floor), due 1/10/2016) (25)	$ —	$ —	$ —	0.0%
		Senior Secured Term Loan (11.00% (LIBOR + 8.00% with 3.00% LIBOR floor), due 1/10/2016)(3)	17,713	17,713	17,713	1.3%
				17,713	17,713	1.3%
Potters Holdings II, L.P.(16)	Pennsylvania / Manufacturing	Senior Subordinated Term Loan (10.25% (LIBOR + 8.50% with 1.75% LIBOR floor), due 11/6/2017)(3), (4)	15,000	14,798	15,000	1.1%
				14,798	15,000	1.1%
Pre-Paid Legal Services, Inc.(16)	Oklahoma / Consumer Services	Senior Subordinated Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 12/31/2016)(3), (4)	5,000	5,000	5,000	0.4%
				5,000	5,000	0.4%
Progrexion Holdings, Inc.(4),(28)	Utah / Consumer Services	Senior Secured Term Loan A (11.25% (LIBOR + 9.25% with 2.00% LIBOR floor), due 12/31/2014) (3)	34,948	34,948	34,948	2.6%
		Senior Secured Term Loan B (11.25% (LIBOR + 9.25% with 2.00% LIBOR floor), due 12/31/2014)	28,587	28,587	28,587	2.2%
				63,535	63,535	4.8%
Renaissance Learning, Inc.(16)	Wisconsin / Consumer Services	Second Lien Term Loan (12.00% (LIBOR + 10.50% with 1.50% LIBOR floor), due 10/19/2018)(4)	6,000	5,770	6,000	0.5%
				5,770	6,000	0.5%
Rocket Software, Inc. (4)	Massachusetts / Software & Computer Services	Second Lien Term Loan (10.25% (LIBOR + 8.75% with 1.50% LIBOR floor), due 2/08/2019)	15,000	14,704	14,735	1.1%
				14,704	14,735	1.1%
Royal Adhesives & Sealants, LLC	Indiana / Chemicals	Senior Subordinated Unsecured Term Loan (12.00% plus 2.00% PIK due 11/29/2016)	25,664	25,664	25,664	1.9%
				25,664	25,664	1.9%
SG Acquisition, Inc. (4)	Georgia / Insurance	Senior Secured Term Loan A (8.50% (LIBOR + 6.50% with 2.00% LIBOR floor), due 3/18/2016)	27,544	27,544	27,544	2.1%
		Senior Secured Term Loan B (14.50% (LIBOR + 12.50% with 2.00% LIBOR floor), due 3/18/2016)(3)	29,700	29,700	29,700	2.3%
		Senior Secured Term Loan C (8.50% (LIBOR + 6.50% with 2.00% LIBOR floor), due 3/18/2016)	12,720	12,720	12,720	1.0%
		Senior Secured Term Loan D (14.50% (LIBOR + 12.50% with 2.00% LIBOR floor), due 3/18/2016)	13,750	13,750	13,750	1.0%
				83,714	83,714	6.4%
Seaton Corp.	Illinois / Business Services	Subordinated Secured (12.50% (LIBOR + 9.00% with 3.50% LIBOR floor) plus 2.00% PIK, due 3/14/2014) (3), (4)	3,288	3,148	3,288	0.2%
				3,148	3,288	0.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2012 and June 30, 2011
(in thousands, except share data)

			March 31, 2012 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Shearer’s Foods, Inc.	Ohio / Food Products	Junior Secured Debt (12.00% plus 3.75% PIK (3.75% LIBOR floor), due 3/31/2016)(3), (4)	$ 37,289	$ 37,289	$ 37,289	2.8%
		Membership Interest in Mistral Chip Holdings, LLC - Common (2,000 units)(17)		2,000	1,257	0.1%
		Membership Interest in Mistral Chip Holdings, LLC 2 - Common (595 units)(17)		1,322	374	0.0%
		Membership Interest in Mistral Chip Holdings, LLC 3 - Preferred (67 units)(17)		673	825	0.1%
				41,284	39,745	3.0%
Skillsoft Public Limited Company	Ireland / Software & Computer Services	Subordinated Unsecured (11.125%, due 06/01/2018)	15,000	14,916	15,000	1.1%
				14,916	15,000	1.1%
Snacks Holding Corporation	Minnesota / Food Products	Senior Subordinated Unsecured Term Loan (12.00% plus 1.00% PIK, due 11/12/2017)	15,211	14,700	15,099	1.1%
		Series A Preferred Stock (4,021.45 shares)		56	42	0.0%
		Series B Preferred Stock (1,866.10 shares)		56	42	0.0%
		Warrant (to purchase 31,196.52 voting common shares, expires 11/12/2020)		479	354	0.0%
				15,291	15,537	1.1%
SonicWALL, Inc.	California / Software & Computer Services	Subordinated Secured (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor), due 1/23/2017) (3), (4)	23,000	22,983	23,000	1.7%
				22,983	23,000	1.7%
Springs Window Fashions, LLC	Wisconsin / Durable Consumer Products	Second Lien Term Loan (11.25% (LIBOR + 9.25% with 2.00% LIBOR floor), due 11/30/2017)(3), (4)	35,000	35,000	35,000	2.7%
				35,000	35,000	2.7%
ST Products, LLC	Pennsylvania/ Manufacturing	Senior Secured Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor), due 6/16/2016)(3), (4)	23,493	23,493	23,493	1.8%
				23,493	23,493	1.8%
Stauber Performance Ingredients, Inc.	California / Food Products	Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 1/21/2016)(3), (4)	22,058	22,058	22,058	1.7%
				22,058	22,058	1.7%
Stryker Energy, LLC	Ohio / Oil & Gas Production	Subordinated Secured Revolving Credit Facility — $50,300 Commitment (8.50% (LIBOR + 7.00% with 1.50% LIBOR floor) plus 3.75% PIK, in non-accrual status effective 12/1/2011, due 12/01/2015) (4), (25)	33,129	32,711	—	0.0%
		Overriding Royalty Interests(18)		—	1,677	0.1%
				32,711	1,677	0.1%
Targus Group International, Inc.(16)	California / Durable Consumer Products	First Lien Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 5/25/2016) (3), (4)	23,820	23,403	23,820	1.8%
				23,403	23,820	1.8%
Totes Isotoner Corporation	Ohio / Nondurable Consumer Products	Second Lien Term Loan (10.75%, (LIBOR + 9.25% with 1.50% LIBOR floor) due 1/8/2018) (3), (4)	39,000	39,000	39,000	3.0%
				39,000	39,000	3.0%

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2012 and June 30, 2011
(in thousands, except share data)

			March 31, 2012 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 1 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

U.S. HealthWorks Holding Company, Inc.(16)	California / Healthcare	Second Lien Term Loan (10.50% (LIBOR + 9.00% with 1.50% LIBOR floor), due 6/15/2017) (3), (4)	$ 25,000	$ 25,000	$ 25,000	1.9%
				25,000	25,000	1.9%
VanDeMark Chemicals, Inc.(3)	New York / Chemicals	Senior Secured Term Loan Note (12.20% (LIBOR + 10.20% with 2.0% LIBOR floor), due 12/31/2014)(4)	30,695	30,695	30,695	2.3%
				30,695	30,695	2.3%
Wind River Resources Corp. and Wind River II Corp.	Utah / Oil & Gas Production	Senior Secured Note (13.00% (LIBOR + 7.50% with 5.50% LIBOR floor) plus 3.00% default interest on principal, 16.00% default interest on past due interest, in non-accrual status effective 12/01/2008, past due)(4)	15,000	15,000	3,308	0.3%
		Net Profits Interest (5.00% payable on Equity distributions)(7)		—	—	0.0%
				15,000	3,308	0.3%
		Total Non-control/Non-affiliate Investments (Level 3 Investments)		1,363,679	1,300,076	98.7%

		Total Level 3 Portfolio Investments		1,655,744	1,691,443	128.3%

Non-control/Non-affiliate Investments (less than 5.00% of voting control)
Allied Defense Group, Inc.	Virginia / Aerospace & Defense	Common Stock (10,000 shares)		56	—	0.0%
				56	—	0.0%
Dover Saddlery, Inc.	Massachusetts / Retail	Common Stock (30,974 shares)		63	137	0.0%
				63	137	0.0%
		Total Non-control/Non-affiliate Investments (Level 1 Investments)		119	137	0.0%

		Total Portfolio Investments		1,655,863	1,691,580	128.3%

SHORT TERM INVESTMENTS: Money Market Funds (Level 2 Investments)

Fidelity Institutional Money Market Funds — Government Portfolio (Class I)				48,832	48,832	3.7%
Fidelity Institutional Money Market Funds — Government Portfolio (Class I) (3)				9,192	9,192	0.7%
Victory Government Money Market Funds				1	1	0.0%

		Total Money Market Funds		58,025	58,025	4.4%

		Total Investments		1,713,888	1,749,605	132.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2012 and June 30, 2011
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2012 and June 30, 2011

(in thousands, except share data)

			June 30, 2011 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (25.00% or greater of voting control)

Gas Solutions Holdings, Inc.(8), (3)	Texas / Gas Gathering and Processing	Senior Secured Note (18.00%, due 12/11/2016)	$25,000	$25,000	$25,000	2.2%
		Junior Secured Note (18.00%, due 12/12/2016)	12,000	12,000	12,000	1.1%
		Common Stock (100 shares)		5,003	68,406	6.2%
				42,003	105,406	9.5%
Integrated Contract Services, Inc.(9)	North Carolina / Contracting	Secured Promissory Notes (15.00%, in non-accrual status effective 12/22/2010, due 3/21/2012 – 4/10/2013) (10)	1,708	1,708	1,708	0.2%
		Senior Demand Note (15.00%, in non-accrual status effective 11/1/2010, past due)(10)	1,170	1,170	59	0.0%
		Senior Secured Note (7.00% plus 7.00% PIK plus 6.00% default interest, in non-accrual status effective 10/09/2007, past due)	960	660	—	0.0%
		Junior Secured Note (7.00% plus 7.00% PIK plus 6.00% default interest, in non-accrual status effective 10/09/2007, past due)	14,003	14,003	—	0.0%
		Preferred Stock — Series A (10 shares)		—	—	0.0%
		Common Stock (49 shares)		679	—	0.0%
				18,220	1,767	0.2%
Iron Horse Coiled Tubing, Inc.(23)	Alberta, Canada / Production Services	Senior Secured Tranche 2 (Zero Coupon, due 1/1/2016)	2,338	2,338	2,186	0.2%
		Senior Secured Tranche 3 (2.00%, due 1/1/2016)	12,000	11,781	11,514	1.0%
		Common Stock (3,821 shares)		268	1,657	0.2%
				14,387	15,357	1.4%
Manx Energy, Inc. (“Manx”)(12)	Kansas / Oil & Gas Production	Appalachian Energy Holdings, LLC (“AEH”) — Senior Secured Note (8.00%, in non-accrual status effective 1/19/2010, due 1/19/2013)	2,248	2,000	—	0.0%
		Coalbed, LLC — Senior Secured Note (8.00%, in non-accrual status effective 1/19/2010, due 1/19/2013)(6)	6,743	5,991	—	0.0%
		Manx — Senior Secured Note (13.00%, in non-accrual status effective 1/19/2010, due 1/19/2013)	3,550	3,550	1,312	0.1%
		Manx — Preferred Stock (6,635 shares)		6,307	—	0.0%
		Manx — Common Stock (3,416,335 shares)		1,171	—	0.0%
				19,019	1,312	0.1%
NMMB Holdings, Inc.(24)	New York / Media	Revolving Line of Credit — $3,000 Commitment (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor), due 5/6/2016)(4), (25)	—	—	—	0.0%
		Senior Term Loan (14.00%, due 5/6/2016)	24,250	24,250	24,250	2.2%
		Senior Subordinated Term Loan (15.00%, due 5/6/2016)	2,800	2,800	2,800	0.2%
		Series A Preferred Stock (4,400 shares)		4,400	4,400	0.4%
				31,450	31,450	2.8%
NRG Manufacturing, Inc.	Texas / Manufacturing	Senior Secured Note (16.50% (LIBOR + 11.00% with 5.50% LIBOR floor), due 8/31/2011)(3), (4)	13,080	13,080	13,080	1.2%
		Common Stock (800 shares)		2,317	32,403	2.9%
				15,397	45,483	4.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2012 and June 30, 2011
(in thousands, except share data)

			June 30, 2011 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (25.00% or greater of voting control)

Nupla Corporation	California / Home & Office Furnishings, Housewares & Durable	Revolving Line of Credit — $2,000 Commitment (7.25% (PRIME + 4.00%) plus 2.00% default interest, due 9/04/2012)(4), (25)	$ 1,093	$ 1,014	$ 1,093	0.1%
		Senior Secured Term Loan A (8.00% (PRIME + 4.75%) plus 2.00% default interest, due 9/04/2012)(4)	4,538	902	4,538	0.4%
		Senior Subordinated Debt (15.00% PIK, in non-accrual status effective 4/01/2009, due 3/04/2013)	3,910	—	478	0.0%
		Preferred Stock — Class A (2,850 shares)		—	—	0.0%
		Preferred Stock — Class B (1,330 shares)		—	—	0.0%
		Common Stock (2,360,743 shares)		—	—	0.0%
				1,916	6,109	0.5%
R-V Industries, Inc.	Pennsylvania / Manufacturing	Warrants (200,000 warrants, expiring 6/30/2017)		1,682	2,178	0.2%
		Common Stock (545,107 shares)		5,086	5,938	0.5%
				6,768	8,116	0.7%
Yatesville Coal Holdings, Inc.(11),(8)	Kentucky / Mining, Steel, Iron and Non-Precious Metals and Coal Production	Senior Secured Note (Non-accrual status effective 1/01/2009, past due)(4)	1,035	1,035	—	0.0%
		Junior Secured Note (Non-accrual status effective 1/01/2009, past due)(4)	413	413	—	0.0%
		Common Stock (1,000 shares)		—	—	0.0%
				1,448	—	0.0%
		Total Control Investments		262,301	310,072	27.8%

Affiliate Investments (5.00% to 24.99% voting control)

BNN Holdings Corp., (f/k/a Biotronic NeuroNetwork)	Michigan / Healthcare	Senior Secured Note (11.50% (LIBOR + 7.00% with 4.50% LIBOR floor) plus 1.00% PIK, due 2/21/2013)(3), (4)	26,227	26,227	27,014	2.4%
		Preferred Stock Series A (9,925.455 shares)(13)		2,300	5,597	0.6%
		Preferred Stock Series B (1,753.64 shares)(13)		579	1,409	0.1%
				29,106	34,020	3.1%
Boxercraft Incorporated	Georgia / Textiles & Leather	Senior Secured Term Loan A (9.50% (LIBOR + 6.50% with 3.00% LIBOR floor), due 9/16/2013)(3), (4)	2,710	2,423	2,674	0.2%
		Senior Secured Term Loan B (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor), due 9/16/2013)(3), (4)	4,753	4,025	4,722	0.4%
		Subordinated Secured Term Loan (12.00% plus 6.50% PIK, due 3/16/2014)(3)	7,727	6,483	7,766	0.8%
		Preferred Stock (1,000,000 shares)		—	470	0.0%
		Common Stock (10,000 shares)		—	—	0.0%
				12,931	15,632	1.4%
Smart, LLC(14)	New York / Diversified / Conglomerate Service	Membership Interest — Class B (1,218 units)		—	—	0.0%
		Membership Interest — Class D (1 unit)		—	—	0.0%

				—	—	0.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2012 and June 30, 2011
(in thousands, except share data)

			June 30, 2011 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Affiliate Investments (5.00% to 24.99% voting control)

Sport Helmets Holdings, LLC(14)	New York / Personal & Nondurable Consumer Products	Revolving Line of Credit — $3,000 Commitment (4.00% (LIBOR + 3.75%), due 12/14/2013) (4), (25), (26)	$ —	$ —	$ —	0.0%
		Senior Secured Term Loan A (4.00% (LIBOR + 3.75%), due 12/14/2013)(3), (4)	2,125	1,326	2,107	0.2%
		Senior Secured Term Loan B (4.50% (LIBOR + 4.25%), due 12/14/2013)(3), (4)	7,313	5,616	7,271	0.7%
		Senior Subordinated Debt — Series A (12.00% plus 3.00% PIK, due 6/14/2014)(3)	7,550	6,318	7,550	0.7%
		Senior Subordinated Debt — Series B (10.00% plus 5.00% PIK, due 6/14/2014)(3)	1,427	1,077	1,427	0.1%
		Common Stock (20,974 shares)		459	4,330	0.3%
				14,796	22,685	2.0%
		Total Affiliate Investments		56,833	72,337	6.5%

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

ADAPCO, Inc.	Florida / Ecological	Common Stock (5,000 shares)		141	194	0.0%
				141	194	0.0%
Aircraft Fasteners International, LLC	California / Machinery	Revolving Line of Credit — $500 Commitment (9.50% (LIBOR + 7.00% with 2.50% LIBOR floor), due 11/01/2012)(4) , (25), (26)	—	—	—	0.0%
		Senior Secured Term Loan (9.50% (LIBOR + 7.00% with 2.50% LIBOR floor), due 11/01/2012)(3), (4)	3,663	3,663	3,663	0.3%
		Junior Secured Term Loan (12.00% plus 6.00% PIK, due 5/01/2013)(3)	4,900	4,900	4,900	0.5%
		Convertible Preferred Stock (32,500 units)		396	280	0.0%
				8,959	8,843	0.8%
American Gilsonite Company	Utah / Specialty Minerals	Senior Subordinated Note (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/10/2016) (3), (4)	30,169	30,169	30,169	2.7%
		Membership Interest in AGC/PEP, LLC (99.9999%)(15)		—	4,158	0.4%
				30,169	34,327	3.1%
Arrowhead General Insurance Agency, Inc.(16)	California / Insurance	Junior Secured Term Loan (11.25% (LIBOR + 9.50% with 1.75% LIBOR floor), due 9/30/2017) (4)	27,000	27,000	27,000	2.4%
				27,000	27,000	2.4%
Byrider Systems Acquisition Corp.	Indiana / Auto Finance	Senior Subordinated Notes (12.00% plus 2.00% PIK, due 11/3/2016)	25,082	25,082	25,082	2.3%
				25,082	25,082	2.3%
Caleel + Hayden, LLC (14)	Colorado / Personal & Nondurable Consumer Products	Membership Units (7,500 shares)		351	718	0.1%
		Options in Mineral Fusion Natural Brands, LLC (11,662 options)		—	—	0.0%
				351	718	0.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2012 and June 30, 2011
(in thousands, except share data)

			June 30, 2011 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Cargo Airport Services USA, LLC.	New York / Transportation	Revolving Line of Credit — $5,000 Commitment (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor), due 3/31/2012)(4) ,(25)	$ 4,935	$ 4,935	$ 4,935	0.4%
		Senior Secured Term Loan (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor), due 3/31/2016) (4)	52,669	52,669	53,459	4.8%
		Common Equity (1.5 units)		1,500	1,824	0.2%
				59,104	60,218	5.4%
Clearwater Seafoods LP	Canada / Food Products	Second Lien Term Loan (12.00%, due 2/4/2016)	45,000	45,000	45,000	4.0%
				45,000	45,000	4.0%
The Copernicus Group, Inc.	North Carolina / Healthcare	Revolving Line of Credit — $1,000 Commitment (8.00% (LIBOR + 5.00% with 3.00% LIBOR floor), due 2/9/2016)(4), (25)	—	—	—	0.0%
		Senior Secured Term Loan A (8.00% (LIBOR + 5.00% with 3.00% LIBOR floor), due 2/9/2016)(3), (4)	11,250	11,250	11,419	1.0%
		Senior Secured Term Loan B (14.00% (LIBOR + 11.00% with 3.00% LIBOR floor), due 2/9/2016) (4)	11,250	11,250	11,419	1.0%
		Preferred Stock — Series A (1,000,000 shares)		67	1,227	0.2%
		Preferred Stock — Series C (212,121 shares)		212	317	0.0%
				22,779	24,382	2.2%
CRT MIDCO, LLC.	Wisconsin / Media	Revolving Line of Credit — $7,500 Commitment (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 6/30/2012)(4), (25)	—	—	—	0.0%
		Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 6/30/2017)(4)	75,000	75,000	75,000	6.7%
				75,000	75,000	6.7%
Deb Shops, Inc.(16)	Pennsylvania / Retail	Second Lien Debt (14.00% PIK, in non-accrual status effective 2/24/2009, due 10/23/2014)	19,906	14,606	—	0.0%
				14,606	—	0.0%
Diamondback Operating, LP	Oklahoma / Oil & Gas Production	Net Profits Interest (15.00% payable on Equity distributions)(7)		—	—	0.0%
				—	—	0.0%
Empire Today, LLC(16)	Illinois / Durable Consumer Products	Senior Secured Note (11.375%, due 2/1/2017)	7,500	7,424	7,500	0.7%
				7,424	7,500	0.7%
Fairchild Industrial Products, Co.	North Carolina / Electronics	Preferred Stock — Class A (285.1 shares)		377	795	0.1%
		Common Stock — Class B (28 shares)		211	579	0.1%
				588	1,374	0.2%
Fischbein, LLC	North Carolina / Machinery	Senior Subordinated Debt (12.00% plus 2.00% PIK, due 10/31/2016)	3,345	3,345	3,345	0.3%
		Membership Class A (875,000 units)		875	983	0.1%
				4,220	4,328	0.4%
H&M Oil & Gas, LLC	Texas / Oil & Gas Production	Senior Secured Note (13.00% (LIBOR + 7.50% with 5.50% LIBOR floor)plus 3.00% PIK, in non-accrual status effective 01/01/2011, past due)(4)	60,930	60,019	38,463	3.5%
		Net Profits Interest (8.00% payable on Equity distributions)(7)		—	—	0.0%
				60,019	38,463	3.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2012 and June 30, 2011
(in thousands, except share data)

			June 30, 2011 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Hoffmaster Group, Inc.	Wisconsin / Durable Consumer Products	Second Lien Term Loan (13.50%, due 6/2/2017)(3)	$ 20,000	$ 20,000	$ 20,400	1.8%
				20,000	20,400	1.8%
Hudson Products Holdings, Inc.(16)	Texas / Manufacturing	Senior Secured Term Loan (8.50% (PRIME + 4.50% with 4.00% LIBOR floor), due 8/24/2015)(3), (4)	6,348	5,819	5,597	0.5%
				5,819	5,597	0.5%
ICON Health & Fitness, Inc(16)	Utah / Durable Consumer Products	Senior Secured Note (11.875%, due 10/15/2016) (3)	43,100	43,407	45,040	4.0%
				43,407	45,040	4.0%
IEC-Systems, LP (“IEC”) /Advanced	Texas / Oilfield Fabrication	IEC Senior Secured Note (12.00% (LIBOR + 6.00% with 6.00% LIBOR floor) plus 3.00% PIK, due 11/20/2012)(3), (4)	15,360	15,360	15,360	1.5%
Rig Services, LLC (“ARS”)		ARS Senior Secured Note (12.00% (LIBOR + 6.00% with 6.00% LIBOR floor) plus 3.00% PIK, due 11/20/2012)(3), (4)	7,716	7,716	7,716	0.7%
				23,076	23,076	2.2%
JHH Holdings, Inc.	Texas / Healthcare	Senior Subordinated Debt (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 6/23/2016) (4)	15,439	15,439	15,439	1.5%
				15,439	15,439	1.5%
LHC Holdings Corp.	Florida / Healthcare	Revolving Line of Credit — $750 Commitment (8.50% (LIBOR + 6.00% with 2.50% LIBOR floor), due 6/30/2012) (4), (25), (26)	—	—	—	0.0%
		Senior Secured Term Loan A (8.50% (LIBOR + 6.00% with 2.50% LIBOR floor), due 6/30/2012)(3), (4)	1,052	1,052	1,041	0.1%
		Senior Subordinated Debt (12.00% plus 2.50% PIK, due 5/31/2013)(3)	4,565	4,299	4,486	0.4%
		Membership Interest (125 units)		216	219	0.0%
				5,567	5,746	0.5%
Mac & Massey Holdings, LLC	Georgia / Food Products	Senior Subordinated Debt (10.00% plus 5.75% PIK, due 2/10/2013) (3)	9,188	8,250	9,188	0.8%
		Membership Interest (250 units)		111	617	0.1%
				8,361	9,805	0.9%
Maverick Healthcare,	Arizona / Healthcare	Preferred Units (1,250,000 units)		1,252	1,623	0.1%
LLC		Common Units (1,250,000 units)		—	—	0.0%
				1,252	1,623	0.1%
Medical Security Card Company, LLC(4)	Arizona / Healthcare	Revolving Line of Credit - $1,500 Commitment (9.50% (LIBOR + 7.00% with 2.50% LIBOR floor), due 2/1/2016)(25)	—	—	—	0.0%
		Senior Secured Term Loan (11.25% (LIBOR + 8.75% with 2.50% LIBOR floor), due 2/1/2016)(3)	20,500	20,500	20,500	1.8%
				20,500	20,500	1.8%
Mood Media Corporation(16)	Canada / Media	Senior Subordinated Term Loan (10.25% (LIBOR + 8.75% with 1.50% LIBOR floor), due 11/6/2018)(4)	15,000	14,852	14,850	1.3%
				14,852	14,850	1.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2012 and June 30, 2011

(in thousands, except share data)

			June 30, 2011 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

New Meatco Provisions, LLC	California / Food Products	Senior Subordinated Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor) plus 4.00% PIK due 4/18/2016) (4)	$13,106	$13,106	$13,106	1.2%
				13,106	13,106	1.2%
Northwestern Management Services, LLC	Florida / Healthcare	Revolving Line of Credit — $1,500 Commitment (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 7/30/2015)(4) , (25)	—	—	—	0.0%
		Senior Secured Term Loan A (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 7/30/2015)(3), (4)	17,369	17,369	17,369	1.5%
		Common Stock (50 shares)		371	565	0.1%
				17,740	17,934	1.6%
Out Rage, LLC(4)	Wisconsin / Durable Consumer Products	Revolving Line of Credit - $1,500 Commitment (11.0% (LIBOR + 8.00% with 3.00% LIBOR floor), due 3/2/2015) (25)	—	—	—	0.0%
		Senior Secured Term Loan (11.00% (LIBOR + 8.00% with 3.00% LIBOR floor), due 3/2/2015)	12,422	12,422	12,422	1.1%
				12,422	12,422	1.1%
Pinnacle Treatment Centers, Inc(4).	Pennsylvania / Healthcare	Revolving Line of Credit —$1,000 Commitment (8.0% (LIBOR + 5.00% with 3.00% LIBOR floor), due 1/10/2016) (25)	250	250	250	0.0%
		Senior Secured Term Loan (11.00% (LIBOR + 8.00% with 3.00% LIBOR floor), due 1/10/2016)(3)	18,763	18,763	18,763	1.7%
				19,013	19,013	1.7%
Potters Holdings II, L.P.(16)	Pennsylvania / Manufacturing	Senior Subordinated Term Loan (10.25% (LIBOR + 8.50% with 1.75% LIBOR floor), due 11/6/2017)(4)	15,000	14,779	14,775	1.4%
				14,779	14,775	1.4%
Pre-Paid Legal Services, Inc(16)	Oklahoma / Consumer Services	Senior Subordinated Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 12/31/2016)(4)	5,000	5,000	5,000	0.4%
				5,000	5,000	0.4%
Progressive Logistics Services, LLC(3)	Georgia / Commercial Services	Senior Secured Term Loan A (8.50% (LIBOR + 6.50% with 2.00% LIBOR floor), due 1/6/2016)(4)	14,625	14,625	14,625	1.3%
		Senior Secured Term Loan B (14.50% (LIBOR + 12.50% with 2.00% LIBOR floor), due 1/6/2016)(4)	15,000	15,000	15,000	1.4%
				29,625	29,625	2.7%
Progrexion Holdings, Inc(4),(28)	Utah / Consumer Services	Senior Secured Term Loan A (10.75% (LIBOR + 8.75% with 2.00% LIBOR floor), due 12/31/2014) (3)	35,618	35,618	35,618	3.2%
		Senior Secured Term Loan B (10.75% (LIBOR + 8.75% with 2.00% LIBOR floor), due 12/31/2014)	32,668	32,668	32,668	2.9%
				68,286	68,286	6.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2012 and June 30, 2011
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2012 and June 30, 2011

(in thousands, except share data)

			June 30, 2011 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Springs Window Fashions, LLC	Wisconsin / Durable Consumer Products	Second Lien Term Loan (11.25% (LIBOR + 9.25% with 2.00% LIBOR floor), due 11/30/2017) (4)	$ 35,000	$ 35,000	$ 35,000	3.1%
				35,000	35,000	3.1%
ST Products, LLC	Pennsylvania/ Manufacturing	Senior Secured Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor), due 6/16/2016) (4)	26,500	26,500	26,500	2.4%
				26,500	26,500	2.4%
Stauber Performance Ingredients, Inc.	California / Food Products	Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 1/21/2016)(3), (4)	22,700	22,700	22,700	2.0%
				22,700	22,700	2.0%
Stryker Energy, LLC	Ohio / Oil & Gas Production	Subordinated Secured Revolving Credit Facility — $50,300 Commitment (8.50% (LIBOR + 7.00% with 1.50% LIBOR floor) plus 3.75% PIK, due 12/01/2015)(3), (4), (25)	30,699	30,624	21,750	1.9%
		Overriding Royalty Interests(18)		—	2,168	0.2%
				30,624	23,918	2.1%
Targus Group International, Inc(16)	California / Durable Consumer Products	First Lien Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 5/25/2016) (4)	24,000	23,526	24,000	2.1%
				23,526	24,000	2.1%
U.S. HealthWorks Holding Company, Inc(16)	California / Healthcare	Second Lien Term Loan (10.50% (LIBOR + 9.00% with 1.50% LIBOR floor), due 6/15/2017) (4)	25,000	25,000	25,000	2.2%
				25,000	25,000	2.2%
VPSI, Inc.	Michigan / Transportation	First Lien Senior Secured Note (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor), due 12/23/2015)(4)	17,646	17,646	17,646	1.6%
				17,646	17,646	1.6%
Wind River Resources Corp. and Wind River II Corp.	Utah / Oil & Gas Production	Senior Secured Note (13.00% (LIBOR + 7.50% with 5.50% LIBOR floor) plus 3.00% default interest on principal, 16.00% default interest on past due interest, in non-accrual status effective 12/01/2008, past due)(4)	15,000	15,000	7,230	0.6%
		Net Profits Interest (5.00% payable on Equity distributions)(7)		—	—	0.0%
				15,000	7,230	0.6%
		Total Non-control/Non-affiliate Investments (Level 3 Investments)		1,116,481	1,080,421	97.0%

		Total Level 3 Portfolio Investments		1,435,615	1,462,830	131.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2012 and June 30, 2011

(in thousands, except share data)

			June 30, 2011 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 1 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)
Allied Defense Group, Inc.	Virginia / Aerospace & Defense	Common Stock (10,000 shares)		$ 56	$ 35	0.0%
				56	35	0.0%
Dover Saddlery, Inc.	Massachusetts / Retail	Common Stock (30,974 shares)		63	145	0.0%
				63	145	0.0%
	Total Non-control/Non-affiliate Investments (Level 1 Investments)			119	180	0.0%

		Total Portfolio Investments		1,435,734	1,463,010	131.3%

SHORT TERM INVESTMENTS: Money Market Funds (Level 2 Investments)

Fidelity Institutional Money Market Funds — Government Portfolio (Class I)				45,986	45,986	4.2%
Fidelity Institutional Money Market Funds — Government Portfolio (Class I) (3)				13,916	13,916	1.2%
Victory Government Money Market Funds				1	1	0.0%

		Total Money Market Funds		59,903	59,903	5.4%

		Total Investments		1,495,637	1,522,913	136.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2012 (Unaudited) and June 30, 2011 (Audited)
(in thousands, except share data)

Endnote Explanations for the Consolidated Schedule of Investments as of March 31, 2012 and June 30, 2011

(1)

The securities in which Prospect Capital Corporation (“we”, “us” or “our”) has invested were acquired in transactions that were exempt from registration under the Securities Act of 1933, as amended, or the “Securities Act.” These securities may be resold only in transactions that are exempt from registration under the Securities Act.

(2)

Fair value is determined by or under the direction of our Board of Directors. As of March 31, 2012 and June 30, 2011, two of our portfolio investments, Allied Defense Group, Inc. (“Allied”) and Dover Saddlery, Inc. (“Dover”) were publically traded and classified as Level 1 within the valuation hierarchy established by Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”). As of March 31, 2012 and June 30, 2011, the fair value of our remaining portfolio investments was determined using significant unobservable inputs. ASC 820 classifies such inputs used to measure fair value as Level 3 within the valuation hierarchy. Our investments in money market funds are classified as Level 2. See Note 2 and Note 3 within the accompanying consolidated financial statements for further discussion.

(3)

Security, or portion thereof, is held by Prospect Capital Funding LLC, a bankruptcy remote special purpose entity, and is pledged as collateral for the revolving credit facility and such security is not available as collateral to our general creditors (See Note 4). The market values of these investments at March 31, 2012 and June 30, 2011 were $845,406 and $700,321, respectively; they represent 48.3% and 46.0% of total investments at fair value, respectively. Prospect Capital Funding LLC (See Note 1), our wholly-owned subsidiary, holds an aggregate market value of $845,406 and $631,915 of these investments as of March 31, 2012 and June 30, 2011, respectively.

(4)	Security, or portion thereof, has a floating interest rate which may be subject to a LIBOR or PRIME floor. Stated interest rate was in effect at March 31, 2012 and June 30, 2011.

(5)

There are several entities involved in the Biomass investment. As of June 30, 2011, we own directly 3,265 shares of common stock in CCEI, f/k/a Worcester Energy Partners, Inc., representing 100% of the issued and outstanding common stock. CCEI owns 100 shares of common stock in Precision Logging and Landclearing, Inc. (“PLL”), representing 100% of the issued and outstanding common stock.

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2012 (Unaudited) and June 30, 2011 (Audited)
(in thousands, except share data)

Endnote Explanations for the Consolidated Schedule of Investments as of March 31, 2012 and June 30, 2011 (Continued)

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

On October 21, 2009, Coalbed LLC foreclosed on the loan formerly made to Conquest. On January 19, 2010, as part of the Manx rollup, the Coalbed LLC assets and loan was assigned to Manx, the holding company. Our Board of Directors set value at zero for the loan position in Coalbed LLC investment as of March 31, 2012 and June 30, 2011.

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2012 (Unaudited) and June 30, 2011 (Audited)
(in thousands, except share data)

Endnote Explanations for the Consolidated Schedule of Investments as of March 31, 2012 and June 30, 2011 (Continued)

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

(17)

At March 31, 2012 and June 30, 2011, Mistral Chip Holdings, LLC owns 44,800 shares of Chip Holdings, Inc. and Mistral Chip Holdings 2, LLC owns 11,975 shares in Chip Holdings, Inc. Chip Holdings, Inc. is the parent company of Shearer’s Foods, Inc. and has 67,936 shares outstanding before adjusting for management options.

(18)	The overriding royalty interests held receive payments at the stated rates based upon operations of the borrower.

(19)

On December 31, 2009, we sold our investment in Aylward Enterprises, LLC. AWCNC, LLC is the remaining holding company with zero assets. Our remaining outstanding debt after the sale was written off on December 31, 2009 and no value has been assigned to the equity position as of March 31, 2012 and June 30, 2011.

(20)

As of June 30, 2011, we own 100% of Freedom Marine Holding, Inc. (“Freedom Marine”), which owns 100% of the common units of Jettco Marine Services LLC. During the quarter ended March 31, 2012, our ownership of Freedom Marine was transferred to Energy Solutions.

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

(23)

On January 1, 2010, we restructured our senior secured and bridge loans investment in Iron Horse Coiled Tubing, Inc. (“Iron Horse”) and we reorganized Iron Horse’s management structure. The senior secured loan and bridge loan were replaced with three new tranches of senior secured debt. During the period from June 30, 2011 to March 31, 2012, our fully diluted ownership of Iron Horse decreased from 57.8% to 5.0%, respectively, as we continued to transfer ownership interests to Iron Horse’s management as they repaid our outstanding debt. Iron Horse management has an option to repurchase our remaining interest for $2,040.

As of March 31, 2012 and June 30, 2011, our Board of Directors assessed a fair value in Iron Horse of $2,040 and $15,357, respectively.

(24)

On May 6, 2011, we made a secured first-lien $24,250 debt investment to NMMB Acquisition, Inc., a $2,800 secured debt and $4,400 equity investment to NMMB Holdings, Inc. We own 100% of the Series A Preferred Stock in NMMB Holdings, Inc. NMMB Holdings, Inc. owns 100% of the Convertible Preferred in NMMB Acquisition, Inc. NMMB Acquisition, Inc. has a 5.8% dividend rate which is paid to NMMB Holdings, Inc. Our fully diluted ownership in NMMB Holdings, Inc. is 100% as of March 31, 2012 and June 30, 2011. Our fully diluted ownership in NMMB Acquisition, Inc. is 83.5% and 94.7% as of March 31, 2012 and June 30, 2011, respectively.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2012 (Unaudited) and June 30, 2011 (Audited)
(in thousands, except share data)

Endnote Explanations for the Consolidated Schedule of Investments as of March 31, 2012 and June 30, 2011 (Continued)

(25)

Undrawn committed revolvers incur commitment fees ranging from 0.50% to 2.00%. As of March 31, 2012 and June 30, 2011, we have $27,828 and $35,822 of undrawn revolver commitments to our portfolio companies, respectively.

(26)

Stated interest rates are based on March 31, 2012 and June 30, 2011 one month Libor rates plus applicable spreads based on the respective credit agreements. Interest rates are subject to change based on actual elections by the borrower for a Libor rate contract or Base Rate contract when drawing on the revolver.

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

March 31, 2012
(Unaudited)
(In thousands, except share and per share data)

Note 1. Organization

References herein to “we”, “us” or “our” refer to Prospect Capital Corporation (“Prospect”) and its subsidiary unless the context specifically requires otherwise.

We were formerly known as Prospect Energy Corporation, a Maryland corporation. We were organized on April 13, 2004 and were funded in an initial public offering (“IPO”), completed on July 27, 2004. We are a closed-end investment company that has filed an election to be treated as a Business Development Company (“BDC”), under the Investment Company Act of 1940 (the “1940 Act”). As a BDC, we have qualified and have elected to be treated as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986 (the “Internal Revenue Code”). We invest primarily in senior and subordinated debt and equity of companies in need of capital for acquisitions, divestitures, growth, development, recapitalizations and other purposes.

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

3)

the audit committee of our Board of Directors reviews and discusses the preliminary valuation with Prospect Capital Management (the “Investment Adviser”) proposing values within the valuation range presented by the independent valuation firm; and

4)

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

Federal and State Income Taxes

We have elected to be treated as a regulated investment company and intend to continue to comply with the requirements of the Internal Revenue Code, applicable to regulated investment companies. We are required to distribute at least 90% of our investment company taxable income and intend to distribute (or retain through a deemed distribution) all of our investment company taxable income and net capital gain to stockholders; therefore, we have made no provision for income taxes. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital.

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

If we fail to satisfy the annual distribution requirement or otherwise fail to qualify as a RIC in any taxable year, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would we be required to make distributions. Distributions would generally be taxable to our individual and other non-corporate taxable stockholders as ordinary dividend income eligible for the reduced maximum rate for taxable years beginning before 2013 (but not for taxable years beginning thereafter, unless the relevant provisions are extended by legislation) to the extent of our current and accumulated earnings and profits, provided certain holding period and other requirements are met. Subject to certain limitations under the Internal Revenue Code, corporate distributions would be eligible for the dividends-received deduction. To qualify again to be taxed as a RIC in a subsequent year, we would be required to distribute to our shareholders our accumulated earnings and profits attributable to non-RIC years reduced by an interest charge of 50% of such earnings and profits payable by us as an additional tax. In addition, if we failed to qualify as a RIC for a period greater than two taxable years, then, in order to qualify as a RIC in a subsequent year, we would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of ten years.

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Adoption of ASC 740 was applied to all open tax years as of July 1, 2007. The adoption of ASC 740 did not have an effect on our net asset value, financial condition or results of operations as there was no liability for unrecognized tax benefits and no change to our beginning net asset value. As of March 31, 2012 and for the three and nine months then ended, we did not have a liability for any unrecognized tax benefits. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

Dividends and Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a monthly dividend or distribution is approved by our Board of Directors quarterly and is generally based upon our management’s estimate of our earnings for the quarter. Net realized capital gains, if any, are distributed at least annually.

Financing Costs

We record origination expenses related to our credit facility, Prospect Capital InterNotes® and the Senior Convertible Notes as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method for our revolving credit facility and the effective interest method for our Prospect Capital InterNotes® and Senior Convertible Notes, over the respective expected life.

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

Note 3. Portfolio Investments

At March 31, 2012, we had invested in 78 long-term portfolio investments, which had an amortized cost of $1,655,863 and a fair value of $ 1,691,580 and at June 30, 2011, we had invested in 72 long-term portfolio investments, which had an amortized cost of $1,435,734 and a fair value of $1,463,010.

As of March 31, 2012, we own controlling interests in AIRMALL USA, Inc., Ajax Rolled Ring & Machine, Inc., AWCNC, LLC, Borga, Inc. (“Borga”), C&J Cladding, LLC, Energy Solutions Holdings, Inc. (f/k/a Gas Solutions Holdings, Inc.) (“Energy Solutions”), Integrated Contract Services, Inc. (“ICS”), Manx Energy, Inc. (“Manx”), NMMB Holdings, Inc., Nupla Corporation (“Nupla”) and R-V Industries, Inc. We also own an affiliated interest in BNN Holdings Corp. f/k/a Biotronic NeuroNetwork, Boxercraft Incorporated, Smart, LLC, and Sport Helmets Holdings, LLC.

The composition of our investments and money market funds as of March 31, 2012 and June 30, 2011 at cost and fair value was as follows:

	March 31, 2012		June 30, 2011

	Cost	Fair Value	Cost	Fair Value

Revolving Line of Credit	$2,508	$2,529	$7,144	$7,278
Senior Secured Debt	851,475	796,732	822,582	789,981
Subordinated Secured Debt	568,594	510,936	491,188	448,675
Subordinated Unsecured Debt	70,389	70,872	54,687	55,336
CLO Debt	27,164	30,662	—	—
CLO Residual Interest	77,228	78,942	—	—
Equity	58,505	200,907	60,133	161,740
Total Investments	1,655,863	1,691,580	1,435,734	1,463,010
Money Market Funds	58,025	58,025	59,903	59,903
Total Investments and Money Market Funds	$1,713,888	$1,749,605	$1,495,637	$1,522,913

The fair values of our investments and money market funds as of March 31, 2012 disaggregated into the three levels of the ASC 820 valuation hierarchy are as follows:

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Investments at fair value
Revolving Line of Credit	$—	$—	$2,529	$2,529
Senior Secured Debt	—	—	796,732	796,732
Subordinated Secured Debt	—	—	510,936	510,936
Subordinated Unsecured Debt	—	—	70,872	70,872
CLO Debt	—	—	30,662	30,662
CLO Residual Interest	—	—	78,942	78,942
Equity	137	—	200,770	200,907
Total Investments	137	—	1,691,443	1,691,580
Money Market Funds	—	58,025	—	58,025
Total Investments and Money Market Funds	$137	$58,025	$1,691,443	$1,749,605

	Fair Value Hierarchy

	Level 1	Level 2	Level 3	Total

Investments at fair value
Control investments	$—	$—	$323,786	$323,786
Affiliate investments	—	—	67,581	67,581
Non-control/non-affiliate investments	137	—	1,300,076	1,300,213
	137	—	1,691,443	1,691,580
Investments in money market funds	—	58,025	—	58,025
Total assets reported at fair value	$137	$58,025	$1,691,443	$1,749,605

The fair values of our investments and money market funds as of June 30, 2011 disaggregated into the three levels of the ASC 820 valuation hierarchy are as follows:

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Investments at fair value
Revolving Line of Credit	$—	$—	$7,278	$7,278
Senior Secured Debt	—	—	789,981	789,981
Subordinated Secured Debt	—	—	448,675	448,675
Subordinated Unsecured Debt	—	—	55,336	55,336
Equity	180	—	161,560	161,740
Total Investments	180	—	1,462,830	1,463,010
Money Market Funds	—	59,903	—	59,903
Total Investments and Money Market Funds	$180	$59,903	$1,462,830	$1,522,913

	Fair Value Hierarchy

	Level 1	Level 2	Level 3	Total

Investments at fair value
Control investments	$—	$—	$310,072	$310,072
Affiliate investments	—	—	72,337	72,337
Non-control/non-affiliate investments	180	—	1,080,421	1,080,601
	180	—	1,462,830	1,463,010
Investments in money market funds	—	59,903	—	59,903
Total assets reported at fair value	$180	$59,903	$1,462,830	$1,522,913

The aggregate values of Level 3 portfolio investments changed during the nine months ended March 31, 2012 as follows:

	Fair Value Measurements Using Unobservable Inputs (Level 3)

	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total

Fair value as of June 30, 2011	$310,072	$72,337	$1,080,421	$1,462,830
Total realized loss (gain), net	36,939	—	(13,227)	23,712
Change in unrealized appreciation (depreciation)	45,328	(7,529)	(29,315)	8,484
Net realized and unrealized gain (loss)	82,267	(7,529)	(42,542)	32,196
Purchases of portfolio investments	44,043	2,300	496,503	542,846
Payment-in-kind interest	219	407	3,873	4,499
Accretion of purchase discount	50	1,702	1,989	3,741
Repayments and sales of portfolio investments	(110,825)	(1,636)	(242,208)	(354,669)
Transfers within Level 3	(2,040)	—	2,040	—
Transfers in (out) of Level 3	—	—	—	—
Fair value as of March 31, 2012	$323,786	$67,581	$1,300,076	$1,691,443

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Revolver	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	CLO Debt	CLO Residual Interest	Equity	Total

Fair value as of June 30, 2011	$7,278	$789,981	$448,675	$55,336	$-	$-	$161,560	$1,462,830
Total realized loss (gain), net	-	(221)	(14,606)	-	-	-	38,539	23,712
Change in unrealized (depreciation) appreciation	(113)	(22,146)	(15,145)	(162)	3,499	1,714	40,837	8,484
Net realized and unrealized (loss) gain	(113)	(22,367)	(29,751)	(162)	3,499	1,714	79,376	32,196
Purchases of portfolio investments	1,500	259,414	161,243	15,000	27,072	77,228	1,389	542,846

Payment-in-kind interest	-	219	3,632	648	-	-	-	4,499
Accretion of purchase discount	49	1,582	1,969	50	91	-	-	3,741
Repayments and sales of portfolio investments	(6,185)	(232,097)	(74,832)	-	-	-	(41,555)	(354,669)

Transfers within Level 3	-	-	-	-	-	-	-	-

Transfers in (out) of Level 3	-	-	-	-	-	-	-	-
Fair value as of March 31, 2012	$2,529	$796,732	$510,936	$70,872	$30,662	$78,942	$200,770	$1,691,443

The aggregate values of Level 3 portfolio investments changed during the nine months ended March 31, 2011 as follows:

	Fair Value Measurements Using Unobservable Inputs (Level 3)

	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total

Fair value as of June 30, 2010	$195,958	$73,740	$477,417	$747,115
Total realized (loss) gain, net	(810)	(549)	8,050	6,691
Change in unrealized appreciation (depreciation)	29,232	5,502	(14,776)	19,958
Net realized and unrealized gain (loss)	28,422	4,953	(6,726)	26,649
Purchases of portfolio investments	59,838	1,380	571,308	632,526
Payment-in-kind interest	2,291	1,081	5,138	8,510
Accretion of purchase discount	84	2,093	8,697	10,874
Repayments and sales of portfolio investments	(11,244)	(12,493)	(188,587)	(212,324)
Transfers within Level 3	—	—	—	—
Transfers in (out) of Level 3	—	—	—	—
Fair value as of March 31, 2011	$275,349	$70,754	$867,247	$1,213,350

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Equity	Total
Fair value as of June 30, 2010	$5,017	$287,470	$313,511	$30,895	$110,222	$747,115
Total realized (loss) gain, net	—	(1,072)	—	—	7,763	6,691
Change in unrealized (depreciation) appreciation	(264)	(812)	(4,675)	201	25,508	19,958
Net realized and unrealized (loss) gain	(264)	(1,884)	(4,675)	201	33,271	26,649

Purchases of portfolio investments	4,335	417,920	158,064	39,410	12,797	632,526
Payment-in-kind interest	—	1,858	6,445	207	—	8,510
Accretion of purchase discount	169	4,141	6,410	154	—	10,874
Repayments and sales of portfolio investments	(5,879)	(59,149)	(122,155)	(15,492)	(9,649)	(212,324)
Transfers within Level 3	—	—	—	—	—	—
Transfers in (out) of Level 3	—	—	—	—	—	—
Fair value as of March 31, 2011	$3,378	$650,356	$357,600	$55,375	$146,641	$1,213,350

For the nine months ended March 31, 2012 and 2011, the net change in unrealized appreciation on the investments that use Level 3 inputs was $40,899 and $22,889 for assets still held as of March 31, 2012 and 2011, respectively.

In December 2011, we completed a reorganization of Gas Solutions Holdings, Inc. renaming the company Energy Solutions and transferring ownership of other operating companies owned by us and operating within the energy industry. As part of the reorganization, our equity interests in Change Clean Energy Holdings, Inc. (“CCEHI”) and Change Clean Energy, Inc. (“CCEI”), Freedom Marine Holdings LLC (“Freedom Marine”) and Yatesville Coal Holdings, Inc. (“Yatesville”) was transferred to Energy Solutions to consolidate all of our energy holdings under one management team strategically expanding Energy Solutions across energy sectors.

On January 4, 2012, Energy Solutions sold its gas gathering and processing assets (“Gas Solutions”) for a sale price of $199,805, adjusted for the final working capital settlement, including a potential earnout of $28,000 that will be paid based on the future performance of Gas Solutions. After expenses, including structuring fees of $9,966 paid to us, Energy Solutions received approximately $148,687 in cash and an additional $10,000 is being held in escrow. Currently, our loans to Energy Solutions remain outstanding and are collateralized by the cash held by Energy Solutions after the sale transaction. The sale of Gas Solutions by Energy Solutions has resulted in significant earnings and profits, as defined by the Internal Revenue Code, at Energy Solutions for calendar year 2012. As a result, distributions from Energy Solutions to us will be required to be recognized as dividend income, in accordance with ASC 946, Financial Services – Investment Companies, as cash distributions are received from Energy Solutions to the extent there are current year earnings and profits sufficient to support such recognition.

As of March 31, 2012, the valuation methodology for Energy Solutions changed from a combination of a discounted cash flow analysis and a public comparables analyses to a current value method for the undistributed sale proceeds held at Energy Solutions.

As of March 31, 2012, the valuation methodology for New Meatco Provisions, LLC (“Meatco”) changed from a discounted cash flow analysis to a liquidation value analysis. As a result, and combined with declining financial results, the fair market value of Meatco decreased from $13,106 to $7,634 as of June 30, 2011 and March 31, 2012, respectively.

At March 31, 2012 nine loan investments were on non-accrual status: Borga, Freedom Marine, a subsidiary of Energy Solutions, H&M Oil and Gas, LLC (“H&M”), ICS, Manx, Nupla, Stryker Energy, LLC, Wind River Resources Corp. and Wind River II Corp. (“Wind River”) and Yatesville, a subsidiary of Energy Solutions. At June 30, 2011, nine loan investments were on non-accrual status: Borga, Deb Shops, Inc. (“Deb Shops”), Freedom Marine, H&M, ICS, Nupla, Manx, Wind River and Yatesville. The loan principal of these loans amounted to $170,055 and $154,752 as of March 31, 2012 and June 30, 2011, respectively. The fair value of these loans amounted to $39,670 and $54,020 as of March 31, 2012 and June 30, 2011, respectively. The fair values of these investments represent approximately 3.0% and 4.8% of our net assets as of March 31, 2012 and June 30, 2011, respectively. For the three months ended March 31, 2012 and March 31, 2011, the income foregone as a result of not accruing interest on non-accrual debt investments amounted to $6,366 and $3,518, respectively. For the nine months ended March 31, 2012 and March 31, 2011, the income foregone as a result of not accruing interest on non-accrual debt investments amounted to $18,363 and $10,085, respectively.

During the nine months ended March 31, 2012, Deb Shops filed for bankruptcy and a plan for reorganization was proposed. The plan, which is expected to be approved by the bankruptcy court, will eliminate our debt position with no payment to us. As a result, we determined that the impairment of Deb Shops was other-than-temporary and recorded a realized loss of $14,607 for the full amount of the amortized cost.

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

On February 2, 2012, NRG was sold to an outside buyer for $123,258.  In conjunction with the sale, the $37,218 loan that was outstanding was repaid. We also received a $26,936 make-whole fee for early repayment of the outstanding loan, which was recorded as interest income in the quarter ending March 31, 2012. Further, we received a $3,800 advisory fee for the transaction, which was recorded as other income in the quarter ending March 31, 2012. After expenses, including the make whole and advisory fees discussed above, $40,886 was available to be distributed to stockholders. While our 408 shares of NRG common stock represented 67.1% of the ownership, we received net proceeds of $25,991 as our contribution to the escrow amount was proportionately higher than the other shareholders. In connection with the sales, we recognized a realized gain of $24,810 during the quarter ended March 31, 2012. In total, we received proceeds of $93,977 at closing. In addition, there is $11,125 being held in escrow of which 80% is due to us upon release of the escrowed amounts. This will be recognized as additional gain if and when received.

Energy Solutions has indemnified us against any legal action arising from its investment in Gas Solutions, LP. We have incurred approximately $2,093 from the inception of the investment in Energy Solutions through March 31, 2012 for fees associated with a legal action, and Energy Solutions has reimbursed us for the entire amount. There were no such legal fees incurred or reimbursed for the three and nine months ended March 31, 2012 and March 31, 2011.

Additionally, certain other expenses incurred by us which are attributable to Energy Solutions have been reimbursed by Energy Solutions and are reflected as dividend income: control investments in the Consolidated Statements of Operations. For the three months ended March 31, 2012 and March 31, 2011, such reimbursements totaled approximately $640 and $1,423, respectively. For the nine months ended March 31, 2012 and March 31, 2011, such reimbursements totaled approximately $6,299 and $3,933, respectively.

The original cost basis of debt placements and equity securities acquired, including follow-on investments for existing portfolio companies, totaled $168,903 and $356,659 during the three months ended March 31, 2012 and March 31, 2011, respectively. These placements and acquisitions totaled $542,846 and $632,526 during the nine months ended March 31, 2012 and March 31, 2011, respectively. Debt repayments and sales of equity securities with a cost basis of $163,587 and $76,494 were received during the three months ended March 31, 2012 and March 31, 2011, respectively. These repayments and sales amounted to $330,957 and $207,030 during the nine months ended March 31, 2012 and March 31, 2011, respectively.

During the three and nine months ended March 31, 2012, we recognized $964 and $3,348 of interest income due to purchase discount accretion from the assets acquired from Patriot, respectively. Included in the $964 recorded during the three months ended March 31, 2012 is $726 of normal accretion and $238 of accelerated accretion resulting from the repayment of ROM Acquisition Corp (“ROM”). Included in the $3,348 recorded during the nine months ended March 31, 2012 is $2,417 of normal accretion and $931 of accelerated accretion resulting from the repayments of Mac & Massey Holdings, LLC and ROM.

During the three and nine months ended March 31, 2011, we recognized $4,739 and $10,092, respectively, of interest income due to purchase discount accretion from the assets acquired from Patriot. Included in the $4,739 for the three months ended March 31, 2011, is $1,302 of normal accretion and $3,268 of accelerated accretion resulting from the recapitalization of our loans to Arrowhead General Insurance Agency, Inc. (“Arrowhead”) and The Copernicus Group, Inc. (“Copernicus”). Included in the $10,092 for the nine months ended March 31, 2011, is $3,979 of normal accretion, $1,116 of accelerated accretion resulting from the repayment of Impact Products, LLC, and $4,828 of accelerated accretion resulting from the recapitalization of our debt investments in Arrowhead, Copernicus and Northwestern Management Services, LLC (“Northwestern”). The restructured loans for Arrowhead, Copernicus and Northwestern were issued at market terms comparable other industry transactions. In accordance with ASC 320-20-35 the cost basis of the new loan was recorded at par value, which precipitated the acceleration of original purchase discount from the loan repayment which was recognized as interest income.

As of March 31, 2012, $5,286 of purchase discount from the assets acquired from Patriot remains to be accreted as interest income, of which $666 is expected to be amortized during the three months ending June 30, 2012.

As of March 31, 2012, $1,080,813 of our loans bear interest at floating rates, $1,041,651 of which have Libor floors ranging from 1.00% to 5.89%.

Undrawn committed revolvers incur commitment fees ranging from 0.50% to 2.00%. As of March 31, 2012 and June 30, 2011, we have $27,828 and $35,822 of undrawn revolver commitments to our portfolio companies, respectively.

Note 4. Revolving Credit Agreements

On July 11, 2010, we closed an extension and expansion of our existing credit facility with a syndicate of lenders through PCF (the “2010 Facility”). The 2010 Facility, which had $325,000 total commitments as of June 30, 2011, included an accordion feature which allowed the Syndicated Facility to accept up to an aggregate total of $400,000 of commitments, a limit which was met on September 1, 2011. Interest on borrowings under the 2010 Facility was one-month Libor plus 325 basis points, subject to a minimum Libor floor of 100 basis points. Additionally, the lenders charged a fee on the unused portion of the 2010 Facility equal to either 75 basis points if at least half of the credit facility is used or 100 basis points otherwise.

On March 27, 2012, we renegotiated the Syndicated Facility and closed on an expanded five-year $650,000 revolving credit facility (the “2012 Facility”). The lenders have extended commitments of $410,000 under the 2012 Facility as of March 31, 2012; which was increased by $482,500 in April 2012 (See Note 15). The 2012 Facility includes an accordion feature which allows commitments to be increased up to $650,000 in the aggregate. The revolving period of the 2012 Facility extends through March 2015, with an additional two year amortization period (with distributions allowed) after the completion of the revolving period. During such two year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the two year amortization period, the remaining balance will become due, if required by the lenders.

The 2012 Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The 2012 Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the 2012 Facility. The 2012 Facility also requires the maintenance of a minimum liquidity requirement. At March 31, 2012, we were in compliance with the applicable covenants.

Interest on borrowings under the 2012 Facility is one-month Libor plus 275 basis points with no minimum Libor floor. Additionally, the lenders charge a fee on the unused portion of the 2012 Facility equal to either 50 basis points if at least half of the credit facility is drawn or 100 basis points otherwise. The 2012 Facility requires us to pledge assets as collateral in order to borrow under the credit facility. As of March 31, 2012 and June 30, 2011, we had $376,137 and $255,673, respectively, available to us for borrowing under our 2012 Facility, of which the amount outstanding was

$121,000 and $84,200, respectively. As additional investments that are eligible are transferred to PCF and pledged under the 2012 Facility, PCF will generate additional availability up to the commitment amount of $482,500. At March 31, 2012, the investments used as collateral for the 2012 Facility had an aggregate market value of $845,406, which represents 64.1% of our net assets. These assets have been transferred to PCF, a bankruptcy remote special purpose entity, which owns these investments and as such, these investments are not available to our general creditors. PCF, a bankruptcy remote special purpose entity and our wholly-owned subsidiary, holds all of these investments at market value as of March 31, 2012. The release of any assets from PCF requires the approval of the facility agent.

Concurrent with the extension of our 2012 Facility, in March 2012, we wrote off $304 of the unamortized debt issue costs associated with the previous credit facility, in accordance with ASC 470-50, Debt Modifications and Extinguishments. In connection with the origination and amendments of the 2012 Facility, we incurred $8,428 of fees, including $1,319 of fees carried over from the previous facility, which are being amortized over the term of the facility in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $8,397 remains to be amortized.

During the three and nine months ended March 31, 2012, we recorded $4,484 and $12,783 of interest costs, unused fees and amortization of financing costs on our credit facility as interest expense, respectively.

Note 5. Senior Convertible Notes

On December 21, 2010, we issued $150,000 in aggregate principal amount of our 6.25% senior convertible notes due 2015 (“2015 Notes”) for net proceeds (after deducting underwriting expenses) of approximately $145,200. Interest on the 2015 Notes is paid semi-annually in arrears on June 15 and December 15, at a rate of 6.25% per year, commencing June 15, 2011. The 2015 Notes mature on December 15, 2015 unless converted earlier. The 2015 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at March 31, 2012 of 88.0902 and 88.1136 shares, respectively, of common stock per $1,000 principal amount of 2015 Notes, which is equivalent to a conversion price of approximately $11.35 per share of common stock, subject to adjustment in certain circumstances. The conversion rate for the 2015 Notes will be increased when monthly cash dividends paid to common shares exceed the monthly dividend rate of $0.101125 per share, subject to adjustment.

On February 18, 2011, we issued $172,500 in aggregate principal amount of our 5.50% senior convertible notes due 2016 (“2016 Notes”) for net proceeds following underwriting expenses of approximately $167,325. Between January 30, 2012 and February 2, 2012, we repurchased $5,000 of our 2016 Notes at a price of 97.5, including commissions. The transactions resulted in our recognizing $10 of loss in the quarter ended March 31, 2012. Interest on the remaining $167,500 of 2016 Notes is paid semi-annually in arrears on February 15 and August 15, at a rate of 5.50% per year, commencing August 15, 2011. The 2016 Notes mature on August 15, 2016 unless converted earlier. The 2016 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at March 31, 2012 of 78.3699 and 78.3880 shares, respectively, of common stock per $1,000 principal amount of 2016 Notes, which is equivalent to a conversion price of approximately $12.76 per share of common stock, subject to adjustment in certain circumstances. The conversion rate for the 2016 Notes will be increased when monthly cash dividends paid to common shares exceed the monthly dividend rate of $0.101150 per share.

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

In connection with the issuance of the Senior Convertible Notes, we incurred $10,562 of fees which are being amortized over the term of the facility in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $8,289 remains to be amortized and is included within deferred financing costs of $17,179 on the consolidated statements of assets and liabilities.

During the three and nine months ended March 31, 2012, we recorded $5,133 and $15,553 of interest costs and amortization of financing costs on the Senior Convertible Notes as interest expense.

Note 6. Prospect Capital InterNotes®

On February 16, 2012, we entered into a Selling Agent Agreement (the “Selling Agent Agreement”) with Incapital LLC, as purchasing agent for our issuance and sale from time to time of up to $500,000 of Prospect Capital InterNotes®  (the “InterNotes® Offering”). Additional agents appointed by us from time to time in connection with the InterNotes Offering may become parties to the Selling Agent Agreement.

These notes will be our direct unsecured senior obligations and will rank equally with all of our unsecured senior indebtedness from time to time outstanding. Each series of notes will be issued by a separate trust. These notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.

During the three months ended March 31, 2012, we issued $5,465 in aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of approximately $5,001. These notes were issued with stated interest rates ranging from 6.90% to 7.00% with an average rate of 6.97%. These notes mature on March 15, 2022.

Note 7. Equity Offerings, Offering Expenses, and Distributions

We issued 13,500,000 and 18,494,476 shares of our common stock during the nine months ended March 31, 2012 and March 31, 2011, respectively. The proceeds raised, the related underwriting fees, the offering expenses and the prices at which these shares were issued are as follows:

		Gross
	Number of	Proceeds	Underwriting	Offering	Offering
Issuances of Common Stock	Shares	Raised	Fees	Expenses	Price
	Issued

During the nine months ended March 31, 2012:

February 28, 2012	12,000,000	$131,400	$1,560	$360	$10.950

July 18, 2011	1,500,000	$15,225	$165	$165	$10.150

During the nine months ended March 31, 2011:

November 16, 2010 – December15, 2010(1)	4,513,920	$45,147	$904	$459	$10.000

September 29, 2010 – November 3, 2010(2)	5,231,956	$51,597	$1,033	$163	$9.861

July 22, 2010 – September 28, 2010(3)	6,000,000	$58,403	$1,156	$103	$9.734

July 1, 2010 – July 21, 2010(4)	2,748,600	$26,799	$536	$—	$9.749

(1) On November 10, 2010, we established a fourth at-the-market program through which we may sell, from time to time and at our sole discretion 9,750,000 shares of our common stock. Through this program we issued 4,513,920 shares of our common stock at an average price of $10.00 per share, raising $45,147 of gross proceeds, from November 16, 2010 through December 15, 2010. This program was suspected at that time.

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

Our shareholders’ equity accounts at March 31, 2012 and June 30, 2011 reflect cumulative shares issued as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters and our dividend reinvestment plan. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.

On August 24, 2011, our Board of Directors approved a share repurchase plan under which we may repurchase up to $100,000 of our common stock at prices below our net asset value. We have not made any purchases of our common stock during the period from August 24, 2011 to March 31, 2012 pursuant to this plan. Prior to any repurchase we are required to notify shareholders of our intention to purchase our common stock. This notice lasts for six months after notice is given.  Our last notice was delivered with our annual proxy mailing and expired on March 16, 2012.  In order to reactivate the share repurchase plan prior to any future purchases, a new notice would need to be mailed to shareholders.

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

On October 21, 2011, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $613,135 of additional debt and equity securities in the public market.

During the nine months ended March 31, 2012 and March 31, 2011, we issued 817,241 and 777,473 shares, respectively, of our common stock in connection with the dividend reinvestment plan.

At March 31, 2012, we have reserved 26,347,045 shares of our common stock for issuance upon conversion of the Senior Convertible Notes (See Note 5).

Note 8. Other Investment Income

Other investment income consists of structuring fees, overriding royalty interests, settlement of net profit interests, deal deposits, administrative agent fee, and other miscellaneous and sundry cash receipts. Income from such sources for the three and nine months ended March 31, 2012 and March 31, 2011 were as follows:

	For The Three Months Ended March 31,		For The Nine Months Ended March 31,

Income Source	2012	2011	2012	2011

Structuring, advisory and amendment fees	$15,085	$7,191	$22,853	$13,689
Overriding royalty interests	23	45	140	143
Administrative agent fee	92	70	210	138
Other Investment Income	$15,200	$7,306	$23,203	$13,970

Note 9. Net Increase in Net Assets per Common Share

The following information sets forth the computation of net increase in net assets resulting from operations per common share for the three and nine months ended March 31, 2012 and March 31, 2011, respectively.

	For The Three Months Ended March 31,		For The Nine Months Ended March 31,

	2012	2011	2012	2011
Net increase in net assets resulting from operations	$50,209	$33,759	$154,601	$91,279
Weighted average common shares outstanding	114,146,939	88,200,916	110,868,177	82,112,300
Net increase in net assets resulting from operations per common share	$0.44	$0.38	$1.39	$1.11

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

The total base management fees incurred to the favor of the Investment Adviser for the three months ended March 31, 2012 and March 31, 2011 were $8,949, and $6,037, respectively. The fees incurred for the nine months ended March 31, 2012 and March 31, 2011 were $25,985, and $15,216, respectively.

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

For the three months ended March 31, 2012 and March 31, 2011, income incentive fees of $14,518 and $5,997, respectively, were incurred. For the nine months ended March 31, 2012 and March 31, 2011, income incentive fees of $30,614 and $16,015, respectively, were incurred. No capital gains incentive fees were incurred for the three or nine months ended March 31, 2012 and March 31, 2011.

Administration Agreement

We have also entered into an Administration Agreement with Prospect Administration, LLC (“Prospect Administration”) under which Prospect Administration, among other things, provides (or arranges for the provision of) administrative services and facilities for us. For providing these services, we reimburse Prospect Administration for our allocable portion of overhead incurred by Prospect Administration in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of our chief compliance officer and chief financial officer and his staff. For the three months ended March 31, 2012 and 2011, the reimbursement was approximately $2,910 and $1,669, respectively. For the nine months ended March 31, 2012 and 2011, the reimbursement was approximately $5,143 and $3,309, respectively. Under this agreement, Prospect Administration furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Prospect Administration also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Prospect Administration assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, Prospect Administration also provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Prospect Administration is a wholly owned subsidiary of our Investment Adviser.

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

Managerial Assistance

As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. As of March 31, 2012 and June 30, 2011, $362 and $45 of managerial assistance fees remain on the consolidated statements of assets and liabilities as a payable to the Administrator.

Note 11. Litigation

From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of these matters as they arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any such material litigation as of March 31, 2012.

Note 12. Proposed Investment

On March 19, 2012, we entered into a definitive agreement to provide debt and equity for the acquisition of the businesses of First Tower Corp. (‘‘First Tower’’), a private multiline specialty finance company based in Flowood, Mississippi with over 150 branch offices. We are acquiring 80.1% of First Tower for $110,200 of cash and 14,518,207 of our shares of common stock. We have the option, at our sole discretion, to substitute up to 100% cash in lieu of such 14,518,207 shares of our common stock at a price per share based on average trading prices prior to the closing date.

Completion of the acquisition is subject to regulatory approvals and is expected to close late in the quarter ended June 30, 2012.

Note 13. Financial Highlights

	For The Three Months Ended		For The Nine Months Ended

	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Per Share Data(1):
Net asset value at beginning of period	$10.69	$10.25	$10.36	$10.30
Net investment income	0.51	0.27	1.10	0.78
Net realized gain (loss)	0.22	0.02	0.21	0.09
Net unrealized (depreciation) appreciation	(0.29)	0.09	0.08	0.25
Net decrease in net assets as a result of public offerings	–	—	—	(0.16)
Dividends declared and paid	(0.31)	(0.30)	(0.93)	(0.93)
Net asset value at end of period	$10.82	$10.33	$10.82	$10.33

Per share market value at beginning of period	$9.29	$10.80	$10.11	$10.80
Per share market value at end of period	$10.98	$12.21	$10.98	$12.21
Total return based on market value(2)	21.47%	15.87%	19.44%	37.44%
Total return based on net asset value(2)	4.02%	3.29%	14.85%	8.94%
Shares outstanding at end of period	121,923,931	88,358,811	121,923,931	88,358,811
Average weighted shares outstanding for period	114,146,939	88,200,916	110,868,177	82,112,300

Ratio / Supplemental Data:
Net assets at end of period (in thousands)	$1,318,806	$912,921	$1,318,806	$912,921
Annualized ratio of operating expenses to average net assets	12.06%	9.08%	10.55%	7.49%
Annualized ratio of net operating income to average net assets	18.65%	10.55%	13.49%	9.78%

Note 13. Financial Highlights (continued)

	Year	Year	Year	Year	Year

	Ended	Ended	Ended	Ended	Ended
	June 30, 2011	June 30, 2010	June 30, 2009	June 30, 2008	June 30, 2007
Per Share Data(1):
Net asset value at beginning of period	$10.30	$12.40	$14.55	$15.04	$15.31
Costs related to the secondary public offering	–	–	–	(0.07)	(0.06)
Net investment income	1.10	1.13	1.87	1.91	1.47
Realized gain (loss)	0.19	(0.87)	(1.24)	(0.69)	0.12
Net unrealized appreciation (depreciation)	0.09	0.07	0.48	(0.05)	(0.52)
Net (decrease) increase in net assets as a result of public offering	(0.08)	(0.85)	(2.11)	–	0.26
Net increase in net assets as a result of shares issued for Patriot acquisition	–	0.12	–	–	–
Dividends to shareholders	(1.24)	(1.70)	(1.15)	(1.59)	(1.54)
Net asset value at end of period	$10.36	$10.30	$12.40	$14.55	$15.04

Per share market value at end of period	$10.11	$9.65	$9.20	$13.18	$17.47
Total return based on market value(2)	17.22%	17.66%	(18.60%)	(15.90%)	12.65%
Total return based on net asset value(2)	12.54%	(6.82%)	(0.61%)	7.84%	7.62%
Shares outstanding at end of period	107,606,690	69,086,862	42,943,084	29,520,379	19,949,065
Average weighted shares outstanding for period	85,978,757	59,429,222	31,559,905	23,626,642	15,724,095

Ratio / Supplemental Data:
Net assets at end of period (in thousands)	$1,114,357	$711,424	$532,596	$429,623	$300,048
Annualized ratio of operating expenses to average net assets	8.47%	7.54%	9.03%	9.62%	7.36%
Annualized ratio of net investment income to average net assets	10.60%	10.69%	13.14%	12.66%	9.71%

(1)	Financial highlights are based on weighted average shares.
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

Note 14. Selected Quarterly Financial Data (Unaudited)

	Investment Income		Net Investment Income		Net Realized and Unrealized Gains (Losses)		Net Increase (Decrease) in Net Assets from Operations

Quarter Ended	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)
September 30, 2009	$ 21,517	$ 0.43	$ 12,318	$ 0.25	$(18,696)	$(0.38)	$(6,378)	$(0.13)
December 31, 2009(2)	31,801	0.55	19,258	0.33	(33,778)	(0.59)	(14,520)	(0.25)
March 31, 2010	32,005	0.50	18,974	0.30	6,966	0.11	25,940	0.41
June 30, 2010	29,236	0.44	16,640	0.25	(2,057)	(0.03)	14,583	0.22

September 30, 2010	35,212	0.47	20,995	0.28	4,585	0.06	25,580	0.34
December 31, 2010	33,300	0.40	19,080	0.23	12,860	0.16	31,940	0.38
March 31, 2011	44,573	0.51	23,956	0.27	9,803	0.11	33,759	0.38
June 30, 2011	56,391	0.58	30,190	0.31	(3,232)	(0.03)	26,959	0.28

September 30, 2011	55,342	0.51	27,877	0.26	12,023	0.11	39,900	0.37
December 31, 2011	67,263	0.61	36,508	0.33	27,984	0.26	64,492	0.59
March 31, 2012	95,623	0.84	58,072	0.51	(7,863)	(0.07)	50,209	0.44

(1)	Per share amounts are calculated using weighted average shares during period.

(2)	As adjusted for increase in earnings from Patriot.

Note 15. Subsequent Events

On April 4, 2012 and April 17, 2012, we closed increases to our commitments to our credit facility of $15,000 and $57,500. The commitments to the credit facility now stand at $482,500.

On April 2, 2012 we made an investment of $22,000 to purchase 51.2% of the subordinated notes in Galaxy XII CLO, Ltd.

In April 2012, we issued $8,516 in aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of approximately $8,329.

On April 16, 2012, we issued $130,000 in aggregate principal amount of 5.375% senior convertible notes due 2017 for net proceeds following underwriting expenses of approximately $126,425.

On April 16, 2012, we made a senior secured debt investment of $15,000 to support the acquisition of Nixon, Inc., a designer and distributor of watches and accessories.

On April 20, 2012 we made an investment of $43,195 to purchase 71.1% of the subordinated notes in Symphony CLO IX, Ltd.

On April 20, 2012, we issued 85,063 shares of our common stock in connection with the dividend reinvestment plan.

On May 1, 2012, we issued $100,000 in aggregate principal amount of 6.95% senior unsecured notes due 2022 for net proceeds following underwriting expenses of approximately $96,800.

On May 7, 2012, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•                  $0.101525 per share for May 2012 to holders of record on May 31, 2012 with a payment date of June 22, 2012;

•                  $0.101550 per share for June 2012 to holders of record on June 29, 2012 with a payment date of July 24, 2012; and

•                  $0.101575 per share for July 2012 to holders of record on July 31, 2012 with a payment date of August 24, 2012; and

•                  $0.10160 per share for August 2012 to holders of record on August 31, 2012 with a payment date of September 21, 2012.

On May 8, 2012, SonicWALL, Inc. repaid the $23,000 loan receivable to us.

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

We seek to be a long-term investor with our portfolio companies. From our July 27, 2004 inception to the fiscal year ended June 30, 2007, we invested primarily in industries related to the industrial/energy economy. Since then, we have widened our strategy to focus in other sectors of the economy and continue to reduce our exposure to the energy industry, and our holdings in the energy and energy related industries now represent less than 10% of our investment portfolio.

The aggregate value of our portfolio investments was $1,691,580, and $1,463,010 as of March 31, 2012 and June 30, 2011, respectively. During the nine months ended March 31, 2012, our net cost of investments increased by $220,129, or 15.3%, as a result of nineteen new investments, several follow-on investments and a revolver advance, totaling $542,846, accrued payment-in-kind interest of $4,499 and accretion of purchase discount of $3,741, while we received full repayment on twelve investments, sold one investment, received several partial prepayments, amortization payments and a revolver repayment, totaling $354,660, including a net realized gain of $23,703. During the nine months ended March 31, 2012, Deb Shops, Inc. (“Deb Shops”) filed for bankruptcy and a plan for reorganization was proposed. The plan, which is expected to be approved by the bankruptcy court, will eliminate our debt position with no payment to us. As a result, we determined that the impairment of Deb Shops was other-than-temporary and recorded a realized loss of $14,607 for the full amount of the amortized cost. This realized loss was primarily offset by our sale of 392 shares of NRG common stock for which we realized a gain of $36,940.

Compared to the end of last fiscal year (ended June 30, 2011), net assets increased by $204,449 or 18.3% during the nine months ended March 31, 2012, from $1,114,357 to $1,318,806. This increase resulted from the issuance of new shares of our common stock (less offering costs) in the amount of $144,376, dividend reinvestments of $7,893, and another $154,601 from operations. These increases, in turn, were offset by $102,421 in dividend distributions to our stockholders. The $154,601 increase in net assets resulting from operations is net of the following: net investment income of $122,457, net realized gain on investments of $23,703 and an increase in net assets due to changes in net unrealized appreciation of investments of $8,441.

Third Quarter Highlights

Investment Transactions

On January 4, 2012, Energy Solutions Holdings, Inc. (“Energy Solutions”) sold its gas gathering and processing assets (“Gas Solutions”) for a sale price of $199,805, adjusted for the final working capital settlement, including a potential earnout of $28,000 that will be paid based on the future performance of Gas Solutions. After expenses, including structuring fees of $9,966 paid to us, Energy Solutions received approximately $148,687 in cash and an additional $10,000 is being held in escrow. Currently, our loans to Energy Solutions remain outstanding and are collateralized by the cash held by Energy Solutions after the sale transaction. The sale of Gas Solutions by Energy Solutions has resulted in significant earnings and profits, as defined by the Internal Revenue Code, at Energy Solutions for calendar year 2012. As a result, distributions from Energy Solutions to us will be required to be recognized as dividend income, in accordance with ASC 946, Financial Services — Investment Companies, as cash distributions are received from Energy Solutions to the extent there are current year earnings and profits sufficient to support such recognition.

On January 9, 2012, Arrowhead General Insurance Agency, Inc. (“Arrowhead”) repaid the $27,000 loan receivable to us.

On January 12, 2012, we made a follow-on investment of $16,500 to purchase 86.8% of the secured Class D Notes in CIFC Funding 2011-I, Ltd (“CIFC”). The secured Class D Notes bear interest in cash at Libor plus 5.0% and has a final maturity date on January 19, 2023.

On January 17, 2012, we provided $18,332 of secured second-lien financing to National Bankruptcy Solutions (“NBS”), a financial services processing company purchased by a leading private equity sponsor. The second lien note bears interest in cash at the greater of 12.00% or Libor plus 9.0% and interest in kind of 1.50% and has a final maturity of July 16, 2017.

On January 31, 2012, Aircraft Fasteners International, LLC (“AFI”) repaid the $7,441 loan receivable to us.

On February 2, 2012, NRG Manufacturing, Inc. (“NRG”) was sold to an outside buyer for $123,258.  In conjunction with the sale, the $37,218 loan that was outstanding was repaid. We also received a $26,936 make-whole fee for early repayment of the outstanding loan, which was recorded as interest income in the quarter ending March 31, 2012. Further, we received a $3,800 advisory fee for the transaction, which was recorded as other income in the quarter ending March 31, 2012. After expenses, including the make whole and advisory fees discussed above, $40,886 was available to be distributed to stockholders. While our 408 shares of NRG common stock represented 67.1% of the ownership, we received net proceeds of $25,991 as our contribution to the escrow amount was proportionately higher than the other shareholders. In connection with the sales, we recognized a realized gain of $24,810 in the results for the quarter ended March 31, 2012. In total, we received proceeds of $93,977 at closing. In addition, there is $11,125 being held in escrow of which 80% is due to us upon release of the escrowed amounts. This will be recognized as additional gain if and when received.

On February 10, 2012, we provided $15,000 of secured second-lien financing to Rocket Software, Inc. (“Rocket Software”), a leading global infrastructure software company. The second lien note bears interest in cash at the greater of 10.25% or Libor plus 8.75% and has a final maturity of February 8, 2019.

On February 15, 2012, we provided $25,000 of secured second-lien financing to Blue Coat Systems, Inc. (“Blue Coat”), a leading provider of Web security and wide area network (WAN) optimization solutions. The second lien note bears interest in cash at the greater of 11.50% or Libor plus 10.0% and has a final maturity of August 15, 2018.

On February 24, 2012, we made a follow-on investment of $7,856 to purchase 23.9% of the unrated subordinated notes to Apidos CLO VIII, Ltd (“Apidos”).

On February 28, 2012, we made a senior secured follow-on investment of $9,500 in Clearwater Seafoods LP (“Clearwater”) to finance the repayment of a senior secured note due to mature in 2012 and settle outstanding claims senior to our own investment. The second lien note bears interest in cash at 12.00% and has a final maturity of February 4, 2016.

On February 29, 2012, we provided $15,000 of secured second-lien financing to Focus Brands, Inc. (“Focus”), a leading franchiser and operator of restaurants, cafes, ice cream stores and retail bakeries. The second lien note bears interest in cash at the greater of 10.25% or Libor plus 9.00% and has a final maturity on August 21, 2018.

On March 1, 2012, we made a senior secured follow-on investment of $27,500 in SG Acquisition Inc. (“Safe-Guard”) to support a recapitalization. As of March 31, 2012, our investment is $26,470 structured as $12,720 of Term Loan C and $13,750 of Term Loan D first lien notes. The Term Loan C note bears interest in cash at the greater of 8.50% or Libor plus 6.50% and has a final maturity of March 18, 2016. The Term Loan D notes bears interest in cash at the greater of 14.50% or Libor plus 12.50% and has a final maturity of March 18, 2016.

On March 14, 2012, we made an investment of $26,569 to purchase 74.4% of the unrated subordinated notes in Babson CLO Ltd 2012-I (“Babson 2012”).

On March 16, 2012, VPSI, Inc. (“VPSI”) repaid the $16,598 loan receivable to us.

On March 19, 2012, we entered into a definitive agreement to provide debt and equity for the acquisition of the businesses of First Tower Corp. (‘‘First Tower’’), a private multiline specialty finance company based in Flowood, Mississippi with over 150 branch offices. We are acquiring 80.1% of First Tower for $110,200 of cash and 14,518,207 of our shares of common stock. We have the option, at our sole discretion, to substitute up to 100% cash in lieu of such 14,518,207 shares of our common stock at a price per share based on average trading prices prior to the closing date. Completion of the acquisition (the ‘‘First Tower Acquisition’’) is subject to regulatory approvals and is expected to close late in the quarter ended June 30, 2012.

On March 23, 2012, Anchor Hocking, LLC (“Anchor Hocking”) repaid the $20,444 loan receivable to us.

On March 27, 2012, we provided $12,500 of senior secured financing to IDQ Holdings, Inc. (“IDQ”), a manufacturer of a refrigerant refill kits for automobile air conditioners. The senior secured note bears interest in cash at 11.50% and has a final maturity of April 1, 2017.

On March 30, 2012, ROM Acquisition Corporation (“ROM”) repaid the $31,638 loan receivable to us.

Revolving Credit Facility

On March 27, 2012, we renegotiated the Syndicated Facility and closed on an expanded five-year $650,000 revolving credit facility (the “2012 Facility”). The lenders have extended commitments of $410,000 under the 2012 Facility as of March 31, 2012; which was increased by $482,500 in April 2012 (See Recent Developments). The 2012 Facility includes an accordion feature which allows commitments to be increased up to $650,000 in the aggregate.

Senior Convertible Notes

Between January 30, 2012 and February 2, 2012, we repurchased $5,000 of our 5.50% senior convertible notes due 2016 (“2016 Notes”) at a price of 97.5, including commissions. The transactions will result in our recognizing $10 of loss in the quarter ended March 31, 2012.

Prospect Capital InterNotes®

During the three months ended March 31, 2012, we issued $5,465 in aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of approximately $5,001.

Equity Issuance

On October 21, 2011, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $618,600 of additional debt and equity securities in the public market as of March 31, 2012.

On January 25, 2012, February 17, 2012 and March 23, 2012, we issued shares of our common stock in connection with the dividend reinvestment plan of 85,252, 69,864 and 77,764, respectively.

On February 28, 2012, we completed a public stock offering of 12,000,000 shares of our common stock at $10.95 per share, raising $131,400 of gross proceeds and $129,480 of net proceeds.

Dividend

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

Investment Holdings

As of March 31, 2012, we continue to pursue our investment strategy and continue to diversify the portfolio. In May 2007, we changed our name to “Prospect Capital Corporation” and terminated our policy to invest at least 80% of our net assets in energy companies. Since that time, we have reduced our exposure to the energy industry, and our holdings in the energy and energy related industries now represent less than 10% of our investment portfolio.

At March 31, 2012, approximately $1,691,580 or 128.3% of our net assets are invested in 78 long-term portfolio investments and 4.4% of our net assets are invested in money market funds.

During the nine months ended March 31, 2012, we originated $547,345 of new investments. Our origination efforts are focused primarily on secured lending, to reduce the risk in the portfolio, investing primarily in first lien loans, though we also continue to close selected junior debt and equity investments. In addition to targeting investments senior in corporate capital structures with our new originations, we have also increased our origination business mix of third party private equity sponsor owned companies, which tend to have more third party equity capital supporting our debt investments than non-sponsor transactions. Our performing loan portfolio’s annualized current yield increased from 12.3% as of June 30, 2011 to 12.6% as of March 31, 2012 across all long-term debt investments. We expect Prospect’s current asset yield may continue to decline modestly as we continue to reduce credit risk. Generally, we have seen a decrease in interest rates on loans issued during our fiscal year ended June 30, 2011 and the nine months ending March 31, 2012 in comparison to the rates in effect prior to June 30, 2010 as we continue to reduce the risk profile of the portfolio. Monetization of other equity positions that we hold is not included in this yield calculation. In many of our portfolio companies, we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.

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

As of March 31, 2012, we own controlling interests in AIRMALL USA, Inc. (“AIRMALL”), Ajax Rolled Ring & Machine, Inc. (“Ajax”), AWCNC, LLC, Borga, Inc., C&J Cladding LLC, Energy Solutions, Integrated Contract Services, Inc. (“ICS”), Manx Energy, Inc. (“Manx”), NMMB Holdings, Inc. (“NMMB”), Nupla Corporation (“Nupla”) and R-V Industries, Inc. (“R-V”). We also own an affiliated interest in BNN Holdings Corp. f/k/a Biotronic NeuroNetwork (“Biotronic”), Boxercraft Incorporated (“Boxercraft”), Smart, LLC, and Sport Helmets Holdings, LLC (“Sport Helmets”).

The following is a summary of our investment portfolio by level of control at March 31, 2012 and June 30, 2011, respectively:

	March 31, 2012				June 30, 2011
Level of Control	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio

Control	$232,459	14.0%	$323,786	19.1%	$262,301	18.3%	$310,072	21.2%
Affiliate	59,606	3.6%	67,581	4.0%	56,833	4.0%	72,337	4.9%
Non-control/Non-affiliate	1,363,798	82.4%	1,300,213	76.9%	1,116,600	77.7%	1,080,601	73.9%
Total Portfolio	$1,655,863	100.0%	$1,691,580	100.0%	$1,435,734	100.0%	$1,463,010	100.0%

The following is our investment portfolio presented by type of investment at March 31, 2012 and June 30, 2011, respectively:

	March 31, 2012				June 30, 2011

Type of Investment	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio

Revolving Line of Credit	$2,508	0.2%	$2,529	0.1%	$7,144	0.5%	$7,278	0.5%
Senior Secured Debt	851,475	51.4%	796,732	47.2%	822,582	57.3%	789,981	54.0%
Subordinated Secured Debt	568,594	34.3%	510,936	30.2%	491,188	34.2%	448,675	30.7%
Subordinated Unsecured Debt	70,389	4.3%	70,872	4.2%	54,687	3.8%	55,336	3.8%
CLO Debt	27,164	1.7%	30,662	1.8%	—	—%	—	—%
CLO Residual Interest	77,228	4.7%	78,942	4.7%	—	—%	—	—%
Preferred Stock	31,490	1.9%	24,160	1.4%	31,979	2.2%	25,454	1.7%
Common Stock	18,725	1.1%	138,669	8.2%	19,865	1.4%	116,076	7.9%
Membership Interests	6,017	0.3%	15,744	0.9%	6,128	0.4%	15,392	1.1%
Overriding Royalty Interests	—	—%	1,677	0.1%	—	—%	2,168	0.1%
Escrows Receivable	—	—%	15,269	0.9%	—	—%	—	—%
Warrants	2,273	0.1%	5,388	0.3%	2,161	0.2%	2,650	0.2%
Total Portfolio	$1,655,863	100.0%	$1,691,580	100.0%	$1,435,734	100.0%	$1,463,010	100.0%

The following is our investments in debt securities presented by type of security at March 31, 2012 and June 30, 2011, respectively:

	March 31, 2012				June 30, 2011

Level of Control	Cost	Percent of Debt Securities	Fair Value	Percent of Debt Securities	Cost	Percent of Debt Securities	Fair Value	Percent of Debt Securities

First Lien	$861,292	56.7%	$807,167	57.2%	$902,031	65.6%	$854,975	65.7%
Second Lien	561,285	36.9%	503,030	35.6%	418,883	30.5%	390,959	30.0%
Unsecured	70,389	4.6%	70,872	5.0%	54,687	4.0%	55,336	4.3%
CLO Debt	27,164	1.8%	30,662	2.2%	—	—%	—	—%
Total Debt Securities	$1,520,130	100.0%	$1,411,731	100.0%	$1,375,601	100.0%	$1,301,270	100.0%

The following is our investment portfolio presented by geographic location of the investment at March 31, 2012 and June 30, 2011, respectively:

	March 31, 2012				June 30, 2011

Geographic Location	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio

Canada	$ 69,630	4.2%	$ 71,392	4.2%	$ 74,239	5.2%	$ 75,207	5.1%
Cayman Islands	104,392	6.3%	109,604	6.5%	—	—%	—	—%
Ireland	14,916	0.9%	15,000	0.9%	14,908	1.0%	15,000	1.0%
Midwest US	381,227	23.0%	323,766	19.1%	358,540	25.0%	340,251	23.4%
Northeast US	309,999	18.8%	330,789	19.6%	242,039	16.9%	234,628	16.0%
Southeast US	312,130	18.8%	300,042	17.7%	234,528	16.3%	208,226	14.2%
Southwest US	191,870	11.6%	279,617	16.5%	189,436	13.2%	266,004	18.2%
Western US	271,699	16.4%	261,370	15.5%	322,044	22.4%	323,694	22.1%
Total Portfolio	$ 1,655,863	100.0%	$ 1,691,580	100.0%	$ 1,435,734	100.0%	$ 1,463,010	100.0%

The following is our investment portfolio presented by industry sector of the investment at March 31, 2012 and June 30, 2011, respectively:

	March 31, 2012				June 30, 2011

Industry	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio

Aerospace and Defense	$56	—%	$—	—%	$56	—%	$35	—%
Automobile / Auto Finance	37,674	2.3%	35,093	2.1%	41,924	2.9%	42,444	2.9%
Biomass Power(1)	—	—%	—	—%	2,540	0.2%	—	—%
Business Services	3,148	0.2%	3,288	0.2%	6,604	0.5%	6,787	0.5%
Chemicals	56,359	3.4%	56,359	3.3%	25,277	1.8%	25,277	1.7%
Commercial Services	80,567	4.9%	80,567	4.8%	34,625	2.4%	34,625	2.4%
Consumer Services	99,117	6.0%	99,347	5.9%	68,286	4.8%	68,286	4.7%
Contracting	15,949	1.0%	1,106	0.0%	18,220	1.3%	1,767	0.1%
Diversified Financial Services	122,724	7.4%	127,936	7.6%	—	—%	—	—%
Diversified / Conglomerate Service	—	—%	35	0.0%	—	—%	—	—%
Durable Consumer Products	137,712	8.3%	138,390	8.2%	141,779	9.9%	144,362	9.9%
Ecological	141	—%	216	—%	141	—%	194	—%
Electronics	—	—%	142	—%	588	—%	1,374	0.1%
Energy(1)	63,245	3.8%	166,260	9.9%	—	—%	—	—%
Food Products	146,643	8.9%	139,474	8.2%	144,503	10.1%	146,498	10.0%
Gas Gathering and Processing(1)	—	—%	—	—%	42,003	2.9%	105,406	7.2%
Healthcare	166,761	10.1%	167,667	9.9%	156,396	10.9%	163,657	11.2%
Home and Office Furnishings, Housewares and Durable	1,557	0.1%	5,723	0.3%	1,916	0.1%	6,109	0.4%
Insurance	83,714	5.1%	83,714	4.9%	86,850	6.0%	87,448	6.0%
Machinery	4,667	0.3%	6,835	0.4%	13,179	0.9%	13,171	0.9%
Manufacturing	95,433	5.8%	116,341	6.9%	114,113	7.9%	136,039	9.3%
Media	117,637	7.1%	112,220	6.6%	121,302	8.4%	121,300	8.3%
Metal Services and Minerals	580	—%	5,231	0.3%	580	—%	4,699	0.3%
Mining, Steel, Iron and Non-Precious Metals and Coal Production(1)	—	—%	—	—%	1,448	0.1%	—	—%
Oil and Gas Equipment Services	7,574	0.5%	7,574	0.4%	—	—%	—	—%
Oil and Gas Production	126,747	7.6%	35,256	2.2%	124,662	8.7%	70,923	4.8%
Oilfield Fabrication	—	—%	—	—%	23,076	1.6%	23,076	1.6%
Personal and Nondurable Consumer Products	54,703	3.2%	62,918	3.7%	15,147	1.1%	23,403	1.6%
Production Services	268	0.0%	2,040	0.1%	14,387	1.0%	15,357	1.0%
Property Management	51,920	3.1%	47,803	2.8%	52,420	3.7%	51,726	3.5%
Retail	63	—%	137	—%	14,669	1.0%	145	0.0%
Shipping Vessels(1)	—	—%	—	—%	11,303	0.8%	3,079	0.2%
Software & Computer Services	76,863	4.6%	77,608	4.7%	37,890	2.7%	38,000	2.7%
Specialty Minerals	37,732	2.3%	42,791	2.5%	30,169	2.1%	34,327	2.3%
Textiles and Leather	15,148	0.9%	17,932	1.1%	12,931	0.9%	15,632	1.1%
Transportation	51,161	3.1%	51,577	3.0%	76,750	5.3%	77,864	5.3%
Total Portfolio	$1,655,863	100.0%	$1,691,580	100.0%	$1,435,734	100.0%	$1,463,010	100.0%

(1)                          During the quarter ended December 31, 2011, our ownership of Change Clean Energy Holdings, Inc. (“CCEHI”) and Change Clean Energy, Inc. (“CCEI”), Freedom Marine Holdings, LLC (“Freedom Marine”) and Yatesville Coal Holdings, Inc. (“Yatesville”) was transferred to Energy Solutions to consolidate all of our energy holdings under one management team.

Portfolio Investment Activity

During the nine months ended March 31, 2012, we acquired $449,264 of new investments, completed follow-on investments in existing portfolio companies, totaling approximately $92,082, funded $1,500 of revolver advances, and recorded PIK interest of $4,499, resulting in gross investment originations of $547,345. The more significant of these investments are described briefly in the following:

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

On August 9, 2011, we made an investment of $32,116 to purchase 66.2% of the unrated subordinated notes in Babson CLO Ltd 2011-I (“Babson”).

On September 16, 2011, we acted as the facility agent and lead lender of a syndication of lenders that collectively provided $132,000 in senior secured financing to support the financing of Capstone Logistics, LLC (“Capstone”), a leading logistics company. This company provides a broad array of logistics services to a diverse group of blue chip customers in the grocery, food service, retail, and specialty automotive industries. As of March 31, 2012 our investment is $75,567 structured as $33,942 of Term Loan A and $41,625 of Term Loan B first lien notes. After the financing, we received repayment of the loan that was outstanding for Progressive Logistics Services, LLC (“PLS”). The Term Loan A notes bear interest in cash at the greater of 7.50% or Libor plus 5.50% and has a final maturity on September 16, 2016. The Term Loan B notes bear interest in cash at the greater of 13.50% or Libor plus 11.50% and has a final maturity on September 16, 2016.

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

On October 24, 2011, we made a secured second lien investment of $6,000 in Renaissance Learning, Inc., a leading provider of technology based school improvement and student assessment programs. The second lien loan bears interest in cash at the greater of 12.0% or Libor plus 10.50% and has a final maturity on October 19, 2018.

On October 28, 2011, we made a follow-on investment of $8,200 in Empire Today, LLC. The follow-on first lien note bears interest in cash at 11.375% and has a final maturity on February 1, 2017.

On November 4, 2011, we made a secured second lien investment of $15,000 to support the acquisition of Injured Workers Pharmacy, LLC, a specialty pharmacy services company, in a private equity backed transaction. The secured loan bears interest in cash at the greater of 12.0% or Libor plus 7.50% and has a final maturity on November 4, 2017.

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

On December 22, 2011, we made a secured first lien investment of $31,083 to VanDeMark Chemicals, Inc (“VanDeMark”), a specialty chemical manufacturer. The secured loan bears interest in cash at the greater of 12.2% or Libor plus 10.2% and has a final maturity on December 31, 2014.

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

On December 30, 2011, we provided $8,000 of senior secured debt to Hi-Tech Testing Service, Inc. and Wilson Inspection X-Ray Services, Inc, a provider of non-destructive testing services to detect leaks and other defects in pipes, vessels, and related equipment for the oil and gas pipeline, chemical and paper and pulp industries. The secured note bears interest in cash at 11.0% and has a final maturity of September 26, 2016.

On January 12, 2012, we made a follow-on investment of $16,500 to purchase 86.8% of the secured Class D Notes in CIFC. The secured Class D Notes bear interest in cash at Libor plus 5.0% and has a final maturity date on January 19, 2023.

On January 17, 2012, we provided $18,332 of secured second-lien financing to NBS, a financial services processing company purchased by a leading private equity sponsor. The second lien note bears interest in cash at the greater of 12.00% or Libor plus 9.0% and interest in kind of 1.50% and has a final maturity of July 17, 2017.

On February 10, 2012, we provided $15,000 of secured second-lien financing to Rocket Software, a leading global infrastructure software company. The second lien note bears interest in cash at the greater of 10.25% or Libor plus 8.75% and has a final maturity of February 8, 2019.

On February 15, 2012, we provided $25,000 of secured second-lien financing to Blue Coat, a leading provider of Web security and wide area network (WAN) optimization solutions. The second lien note bears interest in cash at the greater of 11.50% or Libor plus 10.0% and has a final maturity of August 15, 2018.

On February 24, 2012, we made a follow-on investment of $7,856 to purchase 23.9% of the unrated subordinated notes to Apidos.

On February 28, 2012, we made a senior secured follow-on investment of $9,500 in Clearwater to finance the repayment of a senior secured note due to mature in 2012 and settle outstanding claims senior to our own investment. The second lien note bears interest in cash at 12.00% and has a final maturity of February 4, 2016.

On February 29, 2012, we provided $15,000 of secured second-lien financing to Focus, a leading franchiser and operator of restaurants, cafes, ice cream stores and retail bakeries. The second lien note bears interest in cash at the greater of 10.25% or Libor plus 9.00% and has a final maturity on August 21, 2018.

On March 1, 2012, we made a senior secured follow-on investment of $27,500 in Safe-Guard to support a recapitalization. As of March 31, 2012, our investment is $26,470 structured as $12,720 of Term Loan C and $13,750 of Term Loan D first lien notes. The Term Loan C note bears interest in cash at the greater of 8.50% or Libor plus 6.50% and has a final maturity of March 18, 2016. The Term Loan D notes bears interest in cash at the greater of 14.50% or Libor plus 12.50% and has a final maturity of March 18, 2016.

On March 14, 2012, we made an investment of $26,569 to purchase 74.4% of the unrated subordinated notes in Babson 2012.

On March 27, 2012, we provided $12,500 of senior secured financing to IDQ, a manufacturer of a refrigerant refill kits for automobile air conditioners. The senior secured note bears interest in cash at 11.50% and has a final maturity of April 1, 2017.

During the nine months ended March 31, 2012, we closed-out ten positions which are briefly described below.

On October 31, 2011, IEC-Systems, LP/Advanced Rig Services, LLC repaid the $20,909 loan receivable to us.

On November 21, 2011, we received an equity distribution from the sale of our shares of Fairchild Industrial Products, Co. common and preferred stock, realizing $1,549 of gross proceeds and a total gain of $960 on settlement of the investment.

On December 29, 2011, Iron Horse Coiled Tubing, Inc (“Iron Horse”) repaid the $11,338 loan receivable to us.

On December 30, 2011, we exited our investment in Mac & Massey Holdings, LLC (“Mac & Massey”) and received $10,239 for repayment of the $9,323 loan receivable to us and monetization of our equity position, resulting in a realized gain of $820. We recognized $694 of accelerated purchase discount accretion in the quarter ended December 31, 2011.

On January 9, 2012, Arrowhead repaid the $27,000 loan receivable to us.

On January 31, 2012, AFI repaid the $7,441 loan receivable to us.

On February 2, 2012, NRG was sold to an outside buyer for $123,258.  In conjunction with the sale, the $37,218 loan that was outstanding was repaid. We also received a $26,936 make-whole fee for early repayment of the outstanding loan, which was recorded as interest income in the quarter ending March 31, 2012. Further, we received a $3,800 advisory fee for the transaction, which was recorded as other income in the quarter ending March 31, 2012. After expenses, including the make whole and advisory fees discussed above, $40,886 was available to be distributed to stockholders. While our 408 shares of NRG common stock represented 67.1% of the ownership, we received net proceeds of $25,991 as our contribution to the escrow amount was proportionately higher than the other shareholders. In connection with the sales, we recognized a realized gain of $24,810 in the results for the quarter ended March 31, 2012. In total, we received proceeds of $93,977 at closing. In addition, there is $11,125 being held in escrow of which 80% is due to us upon release of the escrowed amounts. This will be recognized as additional gain when and if received.

On March 16, 2012, VPSI repaid the $16,598 loan receivable to us.

On March 23, 2012, Anchor Hocking repaid the $20,444 loan receivable to us.

On March 30, 2012, ROM repaid the $31,638 loan receivable to us.

In addition to the repayments noted above, during the nine months ended March 31, 2012 we received principal amortization payments of $18,948 on several loans, and $26,254 of partial prepayments related to AFI, Anchor Hocking, Cargo Airport Services USA (“CAS”), LLC, Iron Horse, LHC Holdings Corp. (“LHC”), NMMB, Pinnacle Treatment Centers Inc, Progrexion Holdings, Inc (“Progrexion”), Safe-Guard, Seaton Corp and ST Products LLC.

During the nine months ended March 31, 2011, we also received principal amortization payments of $12,584 on several loans, and $12,640 of partial prepayments related to AIRMALL, AFI, Ajax, EXL Acquisition Corporation, Fischbein LLC (“Fischbein”), Iron Horse, LHC, Nupla and Progrexion.

On January 4, 2012, Energy Solutions sold Gas Solutions for a sale price of $199,805, adjusted for the final working capital settlement, including a potential earnout of $28,000 that will be paid based on the future performance of Gas Solutions. After expenses, including structuring fees of $9,966 paid to us, Energy Solutions received approximately $148,687 in cash and an additional $10,000 is being held in escrow. Currently, our loans to Energy Solutions remain outstanding and are collateralized by the cash held by Energy Solutions after the sale transaction. The sale of Gas Solutions by Energy Solutions has resulted in significant earnings and profits, as defined by the Internal Revenue Code, at Energy Solutions for calendar year 2012. As a result, distributions from Energy Solutions to us will be required to be recognized as dividend income, in accordance with ASC 946, Financial Services – Investment Companies, as cash distributions are received from Energy Solutions to the extent there are current year earnings and profits sufficient to support such recognition.

During the three and nine months ended March 31, 2012, we recognized $964 and $3,348 of interest income due to purchase discount accretion from the assets acquired from Patriot, respectively. Included in the $964 recorded during the three months ended March 31, 2012 is $726 of normal accretion and $238 of accelerated accretion resulting from the repayment of ROM. Included in the $3,348 recorded during the nine months ended March 31, 2012 is $2,417 of normal accretion and $931 of accelerated accretion resulting from the repayments of Mac & Massey and ROM. As of March 31, 2012, $5,286 of purchase discount from the assets acquired from Patriot remains to be accreted as interest income, of which $666 is expected to be amortized during the three months ending June 30, 2012.

During the three and nine months ended March 31, 2011, we recognized $4,739 and $10,092, respectively, of interest income due to purchase discount accretion from the assets acquired from Patriot. Included in the $4,739 for the three months ended March 31, 2011, is $1,302 of normal accretion and $3,268 of accelerated accretion resulting from the recapitalization of our loans Arrowhead and The Copernicus Group Inc. (“Copernicus”). Included in the $10,092 for the nine months ended March 31, 2011, is $3,979 of normal accretion, $1,116 of accelerated accretion resulting from the repayment of Impact Products LLC, and $4,828 of accelerated accretion resulting from the recapitalization of our debt investments in Arrowhead, Copernicus and Northwestern Management Services, LLC. The restructured loans for Arrowhead, Copernicus and Northwestern were issued at market terms comparable other industry transactions. In accordance with ASC 320-20-35 the cost basis of the new loan was recorded at par value, which precipitated the acceleration of original purchase discount from the loan repayment which was recognized as interest income.

The following is a quarter-by-quarter summary of our investment activity:

Quarter-End	Acquisitions(1)	Dispositions(2)

March 31, 2012	$170,073	$188,399
December 31, 2011	154,697	120,206
September 30, 2011	222,575	46,055
June 30, 2011	312,301	62,367
March 31, 2011	359,152	76,494
December 31, 2010	140,933	62,915
September 30, 2010	140,951	67,621
June 30, 2010	88,973	39,883
March 31, 2010	59,311	26,603
December 31, 2009(3)	210,438	45,494
September 30, 2009	6,066	24,241
June 30, 2009	7,929	3,148
March 31, 2009	6,356	10,782
December 31, 2008	13,564	2,128
September 30, 2008	70,456	10,949
June 30, 2008	118,913	61,148
March 31, 2008	31,794	28,891
December 31, 2007	120,846	19,223
September 30, 2007	40,394	17,949
June 30, 2007	130,345	9,857
March 31, 2007	19,701	7,731
December 31, 2006	62,679	17,796
September 30, 2006	24,677	2,781
June 30, 2006	42,783	5,752
March 31, 2006	15,732	901
December 31, 2005	—	3,523
September 30, 2005	25,342	—
June 30, 2005	17,544	—
March 31, 2005	7,332	—
December 31, 2004	23,771	32,083
September 30, 2004	30,371	—
Since inception	$2,675,999	$994,920

(1)            Includes new deals, additional fundings, refinancings and PIK interest.

(2)            Includes scheduled principal payments, prepayments and refinancings.

(3)            The $210,438 of acquisitions for the quarter ended December 31, 2009 includes $207,126 of portfolio investments acquired from Patriot.

Investment Valuation

In determining the fair value of our portfolio investments at March 31, 2012 the Audit Committee considered valuations from the independent valuation firm and from management having an aggregate range of $1,673,726 to $1,771,739, excluding money market investments.

In determining the range of value for debt instruments, management and the independent valuation firm generally shadow rated the investment and then based upon the range of ratings, determined appropriate yields to maturity for a loan rated as such. As a second method, management and the independent valuation firm use a market approach to establish a blended required rate of return based on position of  the debt instrument within the total capitalization of the portfolio company. A discounted cash flow analysis was then prepared using the appropriate yield to maturity as the discount rate, yielding the ranges. For equity investments, the enterprise value was determined by applying EBITDA multiples for similar recent investment sales. For stressed equity investments, a liquidation analysis was prepared.

The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties and comparable multiples for recent sales of companies within the industry. The composite of all these analysis, applied to each investment, was a total valuation of $1,691,580, excluding money market investments.

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

Ajax Rolled Ring & Machine, Inc.

We acquired a controlling equity interest in Ajax in a recapitalization of Ajax that was closed on April 4, 2008. We funded $22,000 of senior secured term debt, $11,500 of subordinated term debt and $6,300 of equity as of that closing. During the fiscal year ended June 30, 2010, we funded an additional $3,530 of secured subordinated debt to refinance a third-party revolver provider and provide working capital. Ajax repaid $3,461 of this secured subordinated debt during the quarter ended September 30, 2010. As of March 31, 2012, we control 77.68% of the fully-diluted common and preferred equity. The principal balance of our senior debt to Ajax was $20,277 and new debt was $15,035 as of March 31, 2012.

Ajax forges seamless steel rings sold to various customers. The rings are used in a range of industrial applications, including in construction equipment and wind power turbines. Ajax’s business is cyclical, and the business experienced a significant rebound in 2010 and 2011 following the decline in 2009 due to the global macroeconomic crisis. Ajax’s EBITDA has experienced a 133% and 76% year-over-year improvement in 2010 and 2011, respectively.

The Board of Directors increased the fair value of our investment in Ajax to $46,535 as of March 31, 2012, a premium of $5,166 from its amortized cost, compared to the $7,822 unrealized depreciation recorded at June 30, 2011.

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

On January 4, 2012, Energy Solutions sold its gas gathering and processing assets (“Gas Solutions”) for a sale price of $199,805, adjusted for the final working capital settlement, including a potential earnout of $28,000 that will be paid based on the future performance of Gas Solutions. Our loans to and investment in Energy Solutions remain outstanding as Energy Solutions and will continue as a portfolio company of Prospect managing other energy-related subsidiaries. The cash balances of Energy Solutions continue to collateralize our loan positions.

In determining the value of Energy Solutions, we have utilized two valuation techniques to determine the value of the investment. Our Board of Directors has determined the value to be $166,260 for our debt and equity positions at March 31, 2012 based upon a combination of a current value method for the cash balances of Energy Solutions and a liquidation analysis for our interests in CCEHI, CCEI, Freedom Marine and Yatesville. At March 31, 2012 and June 30, 2011, Energy Solutions, including the underlying portfolio companies affected by the reorganization, was valued at $103,015 and $51,491 above its amortized cost, respectively.

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

In January 2009, we foreclosed on the real and personal property of ICS. Through this foreclosure process, we gained 100% ownership of THS and certain ESA assets. THS provides outsourced medical staffing and security staffing services to governmental and commercial enterprises. In November 2009, THS was informed that the U.S. Air Force would not exercise its option to renew its contract. THS continues to solicit new contracts to replace the revenue lost when the Air Force contract ended. As part of its strategy to recovery from the loss of the Air Force contract, in 2010 THS started a new business, Vets Securing America, Inc. (“VSA”), to provide out-sourced security guards staffed primarily using retired military veterans. During the year ended June 30, 2011 and the nine months ended March 31, 2012, we made follow-on secured debt investments of $1,708 and $874, respectively, to support the ongoing operations of THS and VSA. There were no additional fundings during the three months ended March 31, 2012. In October 2011, we sold a building acquired from ESA for $894. In January 2012, we received $2,250 towards an ESA litigation settlement. The proceeds from both of these transactions were used to reduce the outstanding loan balance due to us.

Based upon an analysis of the liquidation value of the ESA assets and the enterprise value of THS/VSA, our Board of Directors determined the fair value of our investment in ICS to be $1,106 at March 31, 2012, a reduction of $14,843 from its amortized cost, compared to the $16,453 unrealized loss recorded at June 30, 2011.

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

The Board of Directors decreased the fair value of our investment in Manx to zero as of March 31, 2012, a reduction of $19,018 from its amortized cost, compared to the $17,707 unrealized loss recorded at June 30, 2011.

Equity positions in the portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results. Three of our portfolio companies experienced such volatility due to improved operating results and experienced meaningful increases in valuation during the three and nine months ended March 31, 2012 — Ajax, Energy Solutions and R-V. The valuation of Ajax increased due to improved operating results and emergent customer base. The value of our equity position in Ajax has increased to $11,223 as of March 31, 2012, a premium of $5,166 to its cost, compared to the $6,057 unrealized loss recorded at June 30, 2011. The valuation of Energy Solutions increased due to the sale of the company’s equity interests in the underlying Gas Solutions entities in January 2012. The current value of undistributed sale proceeds held at Energy Solutions has resulted in a significant increase in valuation during the nine months ended March 31, 2012. The value of our equity position in Energy Solutions, including our equity positions in the underlying portfolio companies affected by the reorganization and contingent consideration agreement, has increased to $122,211 as of March 31, 2012, a premium of $113,419 to its cost, compared to the $60,863 unrealized gain recorded at June 30, 2011. The valuation of R-V has increased due to improved operating results. The value of our equity position in R-V has increased to $18,443 as of March 31, 2012, a premium of $11,674 to its cost, compared to the $1,348 unrealized gain recorded at June 30, 2011. Five of the other controlled investments have been valued at discounts to the original investment. Six of the control investments are valued at premiums to the original investment amounts. Overall, at March 31, 2012, the control investments are valued at $91,327 above their amortized cost.

We hold four affiliate investments at March 31, 2012. The affiliate investments reported strong operating results with valuations remaining relatively consistent from June 30, 2011. Our equity investment in Biotronic experienced the most meaningful decrease in valuation as prior to June 30, 2011 we anticipated that the company would be sold at a substantial premium to our cost basis. This sales process was discontinued during the nine months ended March 31, 2012 as the buyer and Biotronic could not agree to terms acceptable to each party. The value of our equity position in Biotronic has decreased to $394 as of March 31, 2012, a discount of $2,485 to its amortized cost, compared to the $4,127 unrealized gain recorded at June 30, 2011. The other three affiliate investments are valued at amortized cost or higher. Overall, at March 31, 2012, affiliate investments are valued $7,975 above their amortized cost.

With the Non-control/Non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is limited on the high side to each loan’s par value, plus any prepayment premia that could be imposed. Many of the debt investments in this category have not experienced a significant change in value, as they were previously valued at or near par value. The exception to this categorization relates to investments which were acquired in the Patriot Acquisition, many of which were acquired at significant discounts to par value, and any changes in operating results or interest rates can have a significant effect on the value of such investments. During the nine months ended March 31, 2012, our investment in Stryker experienced the most meaningful decrease in valuation due to declining operating results and a reduction in current natural gas prices. The value of our investment in Stryker Energy, LLC (“Stryker”) has decreased to $1,677 as of March 31, 2012, a discount of $31,034 to its amortized cost, compared to the $6,706 unrealized loss recorded at June 30, 2011. The decrease was due primarily to a drop in natural gas prices during the quarter ended December 31, 2011 and continuing to March 31, 2012. During the nine months ended March 31, 2012, our investment in H&M Oil & Gas, LLC (“H&M”) also experienced a significant decrease in valuation due to declining operating results. The value of our investment in H&M has decreased to $30,271 as of March 31, 2012, a discount of $29,747 to its amortized cost, compared to the $21,556 unrealized loss recorded at June 30, 2011. Other Non-control/Non-affiliate investments did not experience significant changes in operations. The remaining investments did not experience significant changes in valuation. Overall, at March 31, 2012, Non-control/Non-affiliate investments are valued $63,585 below their amortized cost.

Capitalization

Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt currently consists of a revolving credit facility availing us of the ability to borrow debt subject to borrowing base determinations, Senior Convertible Notes, which we issued in December 2010 and February 2011, Prospect Capital InterNotes®, which we may issue from time to time, and our equity capital, which is comprised entirely of common equity. The following table shows the Revolving Credit Facility, Senior Convertible Notes and Prospect Capital InterNotes® amounts and outstanding borrowings at March 31, 2012 and June 30, 2011:

	As of March 31, 2012		As of June 30, 2011
	Maximum Draw Amount	Amount Outstanding	Maximum Draw Amount	Amount Outstanding
Revolving Credit Facility	$410,000	$121,000	$325,000	$84,200
Senior Convertible Notes	$317,500	$317,500	$322,500	$322,500
Prospect Capital InterNotes®	$5,465	$5,465	$—	$—

The following table shows the contractual maturity of our Revolving Credit Facility and Senior Convertible Notes at March 31, 2012:

	Payments Due By Period
	Less Than 1 Year	1 - 3 Years	More Than 3 Years
Revolving Credit Facility	$—	$—	$121,000
Senior Convertible Notes	$—	$—	$317,500
Prospect Capital InterNotes®	$—	$—	$5,465

We have and expect to continue to fund a portion of our cash needs through borrowings from banks, issuances of securities, including secured, unsecured and convertible debt securities and preferred stock, or issuances of common equity. For flexibility, we maintain a universal shelf registration statement that allows for the public offering and sale of our debt securities, common stock, preferred stock and warrants to purchase such securities in an amount up to $618,600. We may from time to time issue securities pursuant to the shelf registration statement or otherwise pursuant to private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.

Revolving Credit Facility

On July 11, 2010, we closed an extension and expansion of our existing credit facility with a syndicate of lenders through PCF (the “2010 Facility”). The 2010 Facility, which had $325,000 total commitments as of June 30, 2011, included an accordion feature which allowed the Syndicated Facility to accept up to an aggregate total of $400,000 of commitments, a limit which was met on September 1, 2011. Interest on borrowings under the 2010 Facility was s one-month Libor plus 325 basis points, subject to a minimum Libor floor of 100 basis points. Additionally, the lenders charged a fee on the unused portion of the 2010 Facility equal to either 75 basis points if at least half of the credit facility is used or 100 basis points otherwise.

On March 27, 2012, we renegotiated the Syndicated Facility and closed on an expanded five-year $650,000 revolving credit facility (the “2012 Facility”). The lenders have extended commitments of $410,000 under the 2012 Facility as of March 31, 2012; which was increased by $482,500 in April 2012 (See Recent Developments). The 2012 Facility includes an accordion feature which allows commitments to be increased up to $650,000 in the aggregate. The revolving period of the 2012 Facility extends through March 2015, with an additional two year amortization period (with distributions allowed) after the completion of the revolving period. During such two year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the two year amortization period, the remaining balance will become due, if required by the lenders.

The 2012 Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The 2012 Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the 2012 Facility. The 2012 Facility also requires the maintenance of a minimum liquidity requirement. At March 31, 2012, we were in compliance with the applicable covenants.

Interest on borrowings under the 2012 Facility is one-month Libor plus 275 basis points with no minimum Libor floor. Additionally, the lenders charge a fee on the unused portion of the 2012 Facility equal to either 50 basis points if at least half of the credit facility is drawn or 100 basis points otherwise. The 2012 Facility requires us to pledge assets as collateral in order to borrow under the credit facility. As of March 31, 2012 and June 30, 2011, we had $376,137 and $255,673, respectively, available to us for borrowing under our 2012 Facility, of which the amount outstanding was $121,000 and $84,200, respectively. As additional investments that are eligible are transferred to PCF and pledged under the 2012 Facility, PCF will generate additional availability up to the commitment amount of $482,500. At March 31, 2012, the investments used as collateral for the 2012 Facility had an aggregate market value of $845,406, which represents 64.1% of our net assets. These assets have been transferred to PCF, a bankruptcy remote special purpose entity, which owns these investments and as such, these investments are not available to our general creditors. PCF, a bankruptcy remote special purpose entity and our wholly-owned subsidiary, holds all of these investments at market value as of March 31, 2012. The release of any assets from PCF requires the approval of the facility agent.

Concurrent with the extension of our 2012 Facility, in March 2012, we wrote off $304 of the unamortized debt issue costs associated with the previous credit facility, in accordance with ASC 470-50, Debt Modifications and Extinguishments. In connection with the origination and amendments of the 2012 Facility, we incurred $8,428 of fees, including $1,319 of fees carried over from the previous facility, which are being amortized over the term of the facility in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $8,397 remains to be amortized.

During the three and nine months ended March 31, 2012, we recorded $4,484 and $12,783 of interest costs, unused fees and amortization of financing costs on our credit facility as interest expense, respectively.

Senior Convertible Notes

On December 21, 2010, we issued $150,000 in aggregate principal amount of our 6.25% senior convertible notes due 2015 (“2015 Notes”) for net proceeds following underwriting expenses of approximately $145,200. Interest on the 2015 Notes is paid semi-annually in arrears on June 15 and December 15, at a rate of 6.25% per year, commencing June 15, 2011. The 2015 Notes mature on December 15, 2015 unless converted earlier. The 2015 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at March 31, 2012 of 88.0902 and 88.1136 shares of common stock, respectively, per $1,000 principal amount of 2015 Notes, which is equivalent to a conversion price of approximately $11.35 per share of common stock, subject to adjustment in certain circumstances. The conversion rate for the 2015 Notes will be increased if monthly cash dividends paid to common shares exceed the rate of $0.101125 cents per share, subject to adjustment.

On February 18, 2011, we issued $172,500 in aggregate principal amount of our 2016 Notes for net proceeds following underwriting expenses of approximately $167,325. Between January 30, 2012 and February 2, 2012, we repurchased $4,963 of our 2016 Notes at a price of 97.5, including commissions. The transactions resulted in our recognizing $10 of loss in the quarter ended March 31, 2012. Interest on the 2016 Notes is paid semi-annually in arrears on February 15 and August 15, at a rate of 5.50% per year, commencing August 15, 2011. The 2016 Notes mature on August 15, 2016 unless converted earlier. The 2016 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at March 31, 2012 of 78.3699 and 78.3880 shares, respectively, of common stock per $1,000 principal amount of 2016 Notes, which is equivalent to a conversion price of approximately $12.76 per share of common stock, subject to adjustment in certain circumstances. The conversion rate for the 2016 Notes will be increased when monthly cash dividends paid to common shares exceed the rate of $0.101150 per share.

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

In connection with the issuance of the Senior Convertible Notes, we incurred $10,562 of fees which are being amortized over the term of the facility in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $8,289 remains to be amortized and is included within deferred financing costs of $17,179 on the consolidated statements of assets and liabilities.

During the three and nine months ended March 31, 2012, we recorded $5,133 and $15,553 of interest costs and amortization of financing costs on the Senior Convertible Notes as interest expense.

Prospect Capital InterNotes®

On February 16, 2012, we entered into a Selling Agent Agreement (the ‘‘Selling Agent Agreement’’) with Incapital LLC, as purchasing agent for our issuance and sale from time to time of up to $500,000 of Prospect Capital InterNotes®  (the ‘‘InterNotes Offering’’). Additional agents appointed by the Company from time to time in connection with the InterNotes Offering may become parties to the Selling Agent Agreement.

These notes will be our direct unsecured senior obligations and will rank equally with all of our unsecured senior indebtedness from time to time outstanding. Each series of notes will be issued by a separate trust. These notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.

During the three months ended March 31, 2012, we issued $5,465 in aggregate principal amount of our Senior Unsecured Notes for net proceeds of approximately $5,001.

Net Asset Value

During the nine months ended March 31, 2012, we raised $144,376 of additional equity, net of offering costs, by issuing 13,500,000 shares of our common stock. The following table shows the calculation of net asset value per share as of March 31, 2012 and June 30, 2011:

	As of March 31, 2012	As of June 30, 2011
Net Assets	$1,318,806	$1,114,357
Shares of common stock outstanding	121,923,931	107,606,690
Net asset value per share	$10.82	$10.36

At March 31, 2012, we had 121,923,931 of our common stock issued and outstanding.

Results of Operations

Net increase in net assets resulting from operations for the three months ended March 31, 2012 and 2011 was $50,209 and $33,759, respectively, representing $0.44 and $0.38 per weighted average share, respectively. During the three months ended March 31, 2012, we experienced net unrealized and realized losses of $7,863 or approximately $0.07 per weighted average share primarily from significant write-downs of our investments in Airmall, H&M and Stryker. These instances of depreciation were partially offset by the sale of NRG for which we realized a gain of $24,810 and unrealized appreciation of our investments in Ajax, Babson, CIFC, Energy Solutions and R-V.  Net investment income increased on a weighted average per share basis from $0.27 to $0.51 for the three months ended March 31, 2011 and 2012, respectively. This increase is primarily due the sale of our investment in NRG for which we received a $26,936 make-whole fee for early repayment of the outstanding loan, which was recorded as interest income in the quarter ending

March 31, 2012, and $13,765 of structuring and advisory fees recognized during the quarter ended March 31, 2012 from our investments in Energy Solutions and NRG. During the three months ended March 31, 2011, we experienced net unrealized and realized gains of $9,803 or approximately $0.11 per weighted average share primarily from significant write-ups of our investments in Biotronic, NRG and Sport Helmets, and our sale of Miller Petroleum, Inc. (“Miller”) common stock for which we realized a gain of $2,561. These instances of appreciation were partially offset by unrealized depreciation in AIRMALL, Copernicus and Shearer’s Foods, Inc. (“Shearer’s”).

Net increase in net assets resulting from operations for the nine months ended March 31, 2012 and 2011 was $154,601 and $91,279, respectively, representing $1.39 and $1.11 per weighted average share, respectively. During the nine months ended March 31, 2012, we experienced net unrealized and realized gains of $32,144 or approximately $0.29 per weighted average share primarily from significant write-ups of our investments in Ajax, Energy Solutions and R-V, and our sale of NRG for which we realized a gain of $36,940. These instances of unrealized appreciation were partially offset by unrealized depreciation in Airmall, Biotronic, H&M, New Meatco Provisions, LLC (“Meatco”), NMMB, Stryker, Wind River Resources Corp. and Wind River II Corp. (“Wind River”) and the impairment of Deb Shops due to bankruptcy for which we recorded a realized loss for the full amount of the amortized cost. Net investment income increased on a weighted average per share basis from $0.78 to $1.10 for the nine months ended March 31, 2011 and 2012, respectively. This increase is primarily due to an increase in dividend income received from Energy Solutions and NRG, the sale of our investment in NRG for which we received a $26,936 make-whole fee for early repayment of the outstanding loan, which was recorded as interest income in the quarter ending March 31, 2012, and $13,765 of structuring and advisory fees recognized during the quarter ended March 31, 2012 from our investments in Energy Solutions and NRG. During the nine months ended March 31, 2011, we experienced net unrealized and realized gains of $27,248 or approximately $0.34 per weighted average share primarily from significant write-ups of our investments in Ajax, Biotronic, Fischbein, Iron Horse, NRG, Nupla and Sport Helmets, and our sale of Miller common stock for which we realized a gain of $7,976. These instances of unrealized appreciation were partially offset by unrealized depreciation in H&M, ICS, Shearer’s and Stryker.

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

Investment income, which consists of interest income, including accretion of loan origination fees and prepayment penalty fees, dividend income and other income, including settlement of net profits interests, overriding royalty interests and structuring fees, was $95,623 and $44,573 for the three months ended March 31, 2012 and March 31, 2011, respectively. Investment income was $218,208 and $113,085 for the nine months ended, March 31, 2012 and March 31, 2011, respectively. During the three and nine months ended March 31, 2012, the increase in investment income is primarily the result of a larger income producing portfolio and the deployment of additional capital in revenue-producing assets through increased origination and increased dividends and other income received from Energy Solutions and NRG. The following table describes the various components of investment income and the related levels of debt investments:

	For The Three Months Ended March 31,		For The Nine Months Ended March 31,
	2012	2011	2012	2011

Interest income	$72,946	$34,504	$160,361	$90,787
Dividend income	7,477	2,763	34,664	8,328
Other income	15,200	7,306	23,203	13,970
Total investment income	$95,623	$44,573	$218,208	$113,085

Average debt principal of performing investments	$1,413,572	$906,327	$1,371,807	$779,494
Weighted-average interest rate earned	20.41%	15.23%	15.30%	15.30%

Average interest income producing assets have increased from $906,327 for the three months ended March 31, 2011 to $1,413,572 for the three months ended March 31, 2012. The average yield on interest bearing assets increased from 15.23% for the three months ended March 31, 2011 to 20.41% for the three months ended March 31, 2012. Average interest income producing assets have increased from $779,494 for the nine months ended March 31, 2011 to $1,371,807 for the nine months ended March 31, 2012. The increase in annual returns is primarily the result of the sale of our investment in NRG for which we received a $26,936 make-whole fee for early repayment of the outstanding loan, which was recorded as interest income in the quarter ending March 31, 2012. Without this adjustment, the weighted average interest rates earned on debt investments would have been 12.88% and 12.73% for the three and nine months ended March 31, 2012, respectively. The remaining decrease in annual returns is primarily the result of accretion on the assets acquired from Patriot on which we recognized $964 and $4,739 during the three months ended March 31, 2012 and March 31, 2011, respectively, and $3,348 and $10,092 during the nine months ended March 31, 2012 and March 31, 2011, respectively. Without these adjustments, the weighted average interest rates earned on debt investments would have been 12.41% and 13.55% for the nine months ended March 31, 2012 and 2011, respectively. Generally, we have seen a decrease in interest rates on loans issued during our fiscal year 2011 and the three and nine months ending March 31, 2012 in comparison to the rates in effect prior to March 31, 2011 as we continue to reduce the risk profile of the portfolio. The average yield on interest bearing assets increased from 13.23% for the three months ended December 31, 2011 to 20.41% for the three months ended March 31, 2012. The increase is the result of the $26,936 NRG make-whole fee mentioned above. Without this adjustment, the weighted average interest rates earned on debt investments would have been 13.23% for three months ended December 31, 2011 and 12.88% for the three months ended March 31, 2012.

Investment income is also generated from dividends and other income. Dividend income increased from $2,763 for the three months ended March 31, 2011 to $7,477 for the three months ended March 31, 2012. This $4,714 increase in dividend income is primarily attributed to an increase in the level of dividends received from our investment in NRG due to increased profits generated by the portfolio company prior to its sale. We received dividends from NRG of $5,100 and $200 during the three months ended March 31, 2012 and March 31, 2011, respectively. Dividend income increased from $8,328 for the nine months ended March 31, 2011 to $34,664 for the nine months ended March 31, 2012. This $26,336 increase in dividend income is primarily attributed to an increase in the level of dividends received during the respective three and nine month periods from our investments in Energy Solutions and NRG due to increased profits generated by the portfolio companies. We received dividends from NRG of $15,011 and $400 during the nine months ended March 31, 2012 and March 31, 2011, respectively. We received dividends from Energy Solutions of $14,600 and $6,350 during the nine months ended March 31, 2012 and March 31, 2011, respectively. No dividend was received from Energy Solutions during the three months ended March 31, 2012. The sale of Gas Solutions by Energy Solutions has resulted in significant earnings and profits, as defined by the Internal Revenue Code, at Energy Solutions for calendar year 2012. As a result, distributions from Energy Solutions to us will be required to be recognized as dividend income, in accordance with ASC 946, Financial Services – Investment Companies, as cash distributions are received from Energy Solutions to the extent there are current year earnings and profits sufficient to support such recognition.

Other income is generated primarily from structuring fees. Comparing the three months ended March 31, 2011 to the three months ended March 31, 2012, income from other sources increased from $7,306 to $15,200, respectively. Comparing the nine months ended March 31, 2011 to the nine months ended March 31, 2012, income from other sources increased from $13,970 to $23,203, respectively. These increases are primarily due to $13,765 of structuring and advisory fees recognized during the quarter ended March 31, 2012 from our investments in Energy Solutions and NRG. This increase is partially offset by a decrease in structuring fees related to new originations. We recognized $1,192 of structuring fees during the three months ended March 31, 2012 from new originations, in comparison to $7,190 of structuring fees recognized during the three months ended March 31, 2011 primarily related to Arrowhead, CAS, Clearwater, Progressive, Progrexion, Safe-Guard and Stauber Performance Ingredients, Inc. originations. We recognized $8,547 of structuring fees during the nine months ended March 31, 2012 primarily from the Capstone, Totes and VanDeMark originations, in comparison to $12,865 of structuring fees recognized during the nine months ended March 31, 2011 primarily related to AIRMALL, Arrowhead, CAS, Progrexion, Progressive, Royal Adhesives & Sealants, LLC and Safe-Guard.

Operating Expenses

Our primary operating expenses consist of investment advisory fees (base management and income incentive fees), borrowing costs, legal and professional fees and other operating and overhead-related expenses. These expenses include our allocable portion of overhead under the Administration Agreement with Prospect Administration under which Prospect Administration provides administrative services and facilities for us. Our investment advisory fees compensate Prospect Capital Management (the “Investment Adviser”) for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions in accordance with our Administration Agreement with Prospect Administration. Operating expenses were $37,551 and $20,617 for the three months ended March 31, 2012 and March 31, 2011, respectively. Operating expenses were $95,771 and $49,054 for the nine months ended March 31, 2012 and March 31, 2011, respectively.

The base investment advisory expenses were $8,949 and $6,037 for the three months ended March 31, 2012 and March 31, 2011, respectively. The base investment advisory expenses were $25,985 and $15,216 for the nine months ended March 31, 2012 and March 31, 2011, respectively. This increase is directly related to our growth in total assets. For the three months ended March 31, 2012 and March 31, 2011, we incurred $14,518 and $5,997, respectively, of income incentive fees. For the nine months ended March 31, 2012 and March 31, 2011, we incurred $30,614 and $16,015, respectively, of income incentive fees. The $8,521 and $14,599 increase in the income incentive fee for the respective three-month and nine-month periods are driven by an increase in pre-incentive fee net investment income of $42,637 and $73,025 for the respective three-month and nine-month periods primarily due to an increase in interest income from a larger asset base and increased interest, dividend and other income generated by our investments in Energy Solutions and NRG. In conjunction with the sale of NRG, we received a $26,936 make-whole fee for early repayment of the outstanding loan, which was recorded as interest income in the quarter ending March 31, 2012. Excluding the $26,938 make-whole fee from NRG our income incentive fee would have been $9,131 and $25,227 for the three and nine months ended March 31, 2012, respectively. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.

During the three and nine months ended March 31, 2012, we incurred $9,655 and $28,374, respectively, of expenses related to our Syndicated Facility, InterNotes® and Senior Convertible Notes. This compares with expenses of $5,660 and $10,182 incurred during the three and nine months ended March 31, 2011, respectively. These expenses are related directly to the leveraging capacity put into place for each of those periods and the levels of indebtedness actually undertaken during those quarters. The table below describes the various expenses of our Syndicated Facility, InterNotes® and Senior Convertible Notes and the related indicators of leveraging capacity and indebtedness during these periods.

	For The Three Months Ended March 31,		For The Nine Months Ended March 31,
	2012	2011	2012	2011

Interest on borrowings	$6,407	$3,470	$19,655	$4,930
Amortization of deferred financing costs	2,680	1,494	7,174	3,628
Undrawn facility fees	568	696	1,545	1,624
Total	$9,655	$5,660	$28,374	$10,182

Weighted-average debt outstanding	$481,363	$237,280	$491,824	$121,084
Weighted-average interest rate on borrowings (excluding amortization and undrawn facility fees)	5.27%	5.85%	5.23%	5.35%
Facility amount at beginning of period	$400,000	$285,000	$325,000	$210,000

The increase in interest expense for the three and nine months ended March 31, 2012 is primarily due to the issuance of Senior Convertible Notes on December 21, 2010 and February 18, 2011 for which we incurred $4,674 and $14,132 of interest expense, respectively. Due to the extension of tenor of our investments, we issued the Senior Convertible Notes at a higher interest rate and significantly increased the average maturity of our debt outstanding to better match our portfolio and leverage.

As our asset base has grown and we have added complexity to our capital raising activities, we have commensurately increased the size of our administrative and financial staff, accounting for a significant increase in the overhead allocation from Prospect Administration. Over the last two years, Prospect Administration has increased staffing levels along with costs passed through. The allocation of overhead expense from Prospect Administration was $2,910 and $1,669 for the three months ended March 31, 2012 and 2011. The allocation of overhead expense from Prospect Administration was $5,143 and $3,309 for the nine months ended March 31, 2012 and 2011. As our portfolio continues to grow, we expect to continue to increase the size of our administrative and financial staff on a basis that provides increasing returns to scale. Other allocated expenses from Prospect Administration will continue to increase along with the increase in staffing and asset base.

Total operating expenses, net of investment advisory fees, allocation of overhead from Prospect Administration and interest costs (“Other Operating Expenses”), were $1,519 and $1,254 for the three months ended March 31, 2012 and 2011, respectively. Other Operating Expenses were $5,655 and $4,332 for the nine months ended March 31, 2012 and 2011, respectively. The $1,323 increase in Other Operating Expenses for the respective nine-month period is primarily due to increased size of our portfolio, for which we have incurred higher costs for legal and valuation services and administrative expenses.

Net Investment Income

Net investment income represents the difference between investment income and operating expenses. Our net investment income (“NII”) was $58,072 and $23,956 for the three months ended March 31, 2012 and March 31, 2011, respectively, or $0.51 per share and $0.27 per share, respectively. The $34,116 increase for the three months ended March 31, 2012 is due to a $51,050 increase in investment income offset by an increase in operating expenses of $16,934. The $51,050 increase in investment income is primarily due to increases of $38,442 and $7,894 in interest income and other income, respectively, due to the increased size of our portfolio for which we have recognized additional interest income and an increased level of structuring and advisory fees recognized primarily from our investments in Energy Solutions and NRG. In conjunction with the sale of NRG we also received a $26,936 make-whole fee for early repayment of the outstanding loan, which was recorded as interest income in the quarter ending March 31, 2012. The offsetting $16,934 increase in operating expenses is primarily due to an $11,433 increase in advisory fees due to the growing size of our portfolio and related income, $3,995 of additional interest and credit facility expenses and a $1,241 increase in overhead allocated from Prospect Administration.

Our NII was $122,457 and $64,031 for the nine months ended March 31, 2012 and March 31, 2011, respectively, or $1.10 per share and 0.78 per share, respectively. The $58,426 increase for the nine months ended March 31, 2012 is primarily due to a $105,143 increase in investment income offset by an increase in operating expenses of $46,717. The

$105,143 increase in investment income is primarily due to increases of increases of $69,574 and $26,336 in interest income and dividend income, respectively, due to the increased size of our portfolio for which we have recognized additional interest income and an increased level of dividends received primarily from our investments in Energy Solutions and NRG. In conjunction with the sale of NRG we also received a $26,936 make-whole fee for early repayment of the outstanding loan, which was recorded as interest income in the quarter ending March 31, 2012. The offsetting $46,717 increase in operating expenses is primarily due to a $25,368 increase in advisory fees due to the growing size of our portfolio and related income, and $18,192 of additional interest and credit facility expenses.

Net Realized Gain, Increase in Net Assets from Net Changes in Unrealized (Depreciation) Appreciation

Net realized gain was $23,703 and $7,094 for the nine months ended March 31, 2012 and March 31, 2011, respectively. The net realized gain for the three months ended March 31, 2012 was due primarily to the sale of NRG common stock for which we realized a gain of $36,940. For the nine months ended March 31, 2012 this gain was offset by our impairment of Deb Shops. During the nine months ended March 31, 2012, Deb Shops filed for bankruptcy and a plan for reorganization was proposed. The plan, which is expected to be approved by the bankruptcy court, will eliminate our debt position with no payment to us. As a result, we determined that the impairment of Deb Shops was other-than-temporary and recorded a realized loss of $14,607 for the full amount of the amortized cost. The net realized gain for the three and nine months ended March 31, 2011 was due primarily to the sale of our common stock in Miller.

Net increase in net assets from changes in unrealized (depreciation) appreciation was ($32,675) and $7,725 for the three months ended March 31, 2012 and March 31, 2011, respectively. For the three months ended March 31, 2012, the $32,675 decrease in net assets from the net change in unrealized (depreciation) appreciation was primarily driven by significant write-downs of our investments in Airmall, H&M and Stryker as well as the elimination of the unrealized appreciation resulting from the sale of NRG mentioned above. These instances of depreciation were partially offset by unrealized appreciation of our investments in Ajax, Babson, CIFC, Energy Solutions and R-V. For the three months ended March 31, 2011, the $7,725 increase in net assets from the net change in unrealized appreciation (depreciation) was driven by significant write-ups of approximately $17,982 related to our investments in Biotronic, NRG and Sport Helmets. These instances of unrealized appreciation were partially offset by unrealized depreciation of approximately $10,536 related to our investments in AIRMALL, Copernicus and Shearer’s.

Net increase in net assets from changes in unrealized appreciation was $8,441 and $20,154 for the nine months ended March 31, 2012 and March 31, 2011, respectively. For the nine months ended March 31, 2012, the $8,441 increase in net assets from the net change in unrealized appreciation was driven by significant write-ups of our investments in Ajax, Energy Solutions and R-V as well as the elimination of unrealized depreciation resulting from the other-than-temporary impairment of Deb Shops mentioned above. These instances of unrealized appreciation were partially offset by unrealized depreciation in Airmall, Biotronic, H&M, Meatco, NMMB, Stryker, Wind River and the elimination of unrealized appreciation resulting from the sale of NRG mentioned above. For the nine months ended March 31, 2011, the $20,154 increase in net assets from the net change in unrealized appreciation (depreciation) was driven by significant write-ups of approximately $39,561 related to our investments in Ajax, Biotronic, Fischbein, Iron Horse, NRG, Nupla and Sport Helmets. These instances of unrealized appreciation were partially offset by unrealized depreciation of approximately $18,292 related to our investments in H&M, ICS, Shearer’s and Stryker.

Financial Condition, Liquidity and Capital Resources

For the nine months ended March 31, 2012 and March 31, 2011, our operating activities used $46,026 and $368,400 of cash, respectively. Financing activities provided $79,512 and $369,714 of cash during the nine months ended March 31, 2012 and March 31, 2011, respectively, which included the payments of dividends of $93,051 and $65,345, during the nine months ended March 31, 2012 and March 31, 2011, respectively.

Our primary uses of funds have been to continue to invest in our investments in portfolio companies, to add new companies to our investment portfolio, repay outstanding borrowings and to make cash distributions to holders of our common stock.

Our primary sources of funds have been issuances of debt and equity. We have and may continue to fund a portion of our cash needs through borrowings from banks, issuances of senior securities or secondary offerings. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the nine months ended March 31, 2012, we borrowed $615,800 and made repayments totaling $579,000 under our revolving credit facility. As of March 31, 2012, we had $121,000 outstanding borrowings on our revolving credit facility and $317,500 outstanding on our Senior Convertible notes (See Note 5 to our consolidated financial statements).

On March 19, 2012, we entered into a definitive agreement to provide debt and equity for the acquisition of the businesses of First Tower, a private multiline specialty finance company based in Flowood, Mississippi with over 150 branch offices. We are acquiring 80.1% of First Tower for $110,200 of cash and 14,518,207 of our shares of common stock. We have the option, at our sole discretion, to substitute up to 100% cash in lieu of such 14,518,207 shares of our common stock at a price per share based on average trading prices prior to the closing date. We anticipate that any cash payments will be funded by draws against our credit facility. Completion of the First Tower Acquisition is subject to regulatory approvals and is expected to close late in the quarter ended June 30, 2012.

Undrawn committed revolvers incur commitment fees ranging from 0.50% to 2.00%. As of March 31, 2012 and June 30, 2011, we have $27,828 and $35,822 of undrawn revolver commitments to our portfolio companies, respectively.

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

On February 28, 2012, we issued 12,000,000 shares of our common stock, raising an additional $131,400 of gross proceeds and $129,514 of net proceeds.

Off-Balance Sheet Arrangements

At March 31, 2012, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than those which originate from 1) the investment advisory and management agreement and the administration agreement and 2) the portfolio companies.

Recent Developments

On April 4, 2012 and April 17, 2012, we closed increases to our commitments to our credit facility of $15,000 and $57,500. The commitments to the credit facility now stand at $482,500.

On April 2, 2012 we made an investment of $22,000 to purchase 51.2% of the subordinated notes in Galaxy XII CLO, Ltd.

In April 2012, we issued $8,516 in aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of approximately $8,329.

On April 16, 2012, we issued $130,000 in aggregate principal amount of 5.375% senior convertible notes due 2017 for net proceeds following underwriting expenses of approximately $126,425.

On April 16, 2012, we made a senior secured debt investment of $15,000 to support the acquisition of Nixon, Inc., a designer and distributor of watches and accessories.

On April 20, 2012 we made an investment of $43,195 to purchase 71.1% of the subordinated notes in Symphony CLO IX, Ltd.

On April 20, 2012, we issued 85,063 shares of our common stock in connection with the dividend reinvestment plan.

On May 1, 2012, we issued $100,000 in aggregate principal amount of 6.95% senior unsecured notes due 2022 for net proceeds following underwriting expenses of approximately $96,800.

On May 7, 2012, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•                  $0.101525 per share for May 2012 to holders of record on May 31, 2012 with a payment date of June 22, 2012;

•                  $0.101550 per share for June 2012 to holders of record on June 29, 2012 with a payment date of July 24, 2012; and

•                  $0.101575 per share for July 2012 to holders of record on July 31, 2012 with a payment date of August 24, 2012; and

•                  $0.10160 per share for August 2012 to holders of record on August 31, 2012 with a payment date of September 21, 2012.

On May 8, 2012, SonicWALL, Inc. repaid the $23,000 loan receivable to us.

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

3) the audit committee of our Board of Directors reviews and discusses the preliminary valuation with our Investment Adviser proposing values within the valuation range presented by the independent valuation firm; and

4) the Board of Directors discusses the valuations and determines the fair value of each investment in our portfolio in good faith based on the input of our Investment Adviser, the independent valuation firm and the audit committee.

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

In April 2009, the FASB issued ASC 820-10-65, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“ASC 820-10-65”). This update provides further clarification for ASC 820 in markets that are not active and provides additional guidance for determining when the volume of trading level of activity for an asset or liability has significantly decreased and for identifying circumstances that indicate a transaction is not orderly. ASC 820-10-65 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of ASC 820-10-65 did not have any effect on our net asset value, financial position or results of operations for the three and nine months ended March 31, 2012, as there was no change to the fair value measurement principles set forth in ASC 820.

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASC 2010-06”). ASC 2010-06 amends ASC 820-10 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. ASC 2010-06 is effective December 15, 2009, except for the disclosure about purchase, sales, issuances and settlements in the roll forward of activity in level 3 fair value measurements. The adoption of ASC 2010-06 for the three and nine months ended March 31, 2012, did not have any effect on our financial statements.

Federal and State Income Taxes

We have elected to be treated as a regulated investment company and intend to continue to comply with the requirements of the Internal Revenue Code of 1986 (the “Internal Revenue Code”), applicable to regulated investment companies. We are required to distribute at least 90% of our investment company taxable income and intend to distribute (or retain through a deemed distribution) all of our investment company taxable income and net capital gain to stockholders; therefore, we have made no provision for income taxes. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital.

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

If we fail to satisfy the Annual Distribution Requirement or otherwise fail to qualify as a RIC in any taxable year, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would we be required to make distributions. Distributions would generally be taxable to our individual and other non-corporate taxable stockholders as ordinary dividend income eligible for the reduced maximum rate for taxable years beginning before 2013 (but not for taxable years beginning thereafter, unless the relevant provisions are extended by legislation) to the extent of our current and accumulated earnings and profits, provided certain holding period and other requirements are met. Subject to certain limitations under the Internal Revenue Code, corporate distributions would be eligible for the dividends-received deduction. To qualify again to be taxed as a RIC in a subsequent year, we would be required to distribute to our shareholders our accumulated earnings and profits attributable to non-RIC years reduced by an interest charge of 50% of such earnings and profits payable by us as an additional tax. In addition, if we failed to qualify as a RIC for a period greater than two taxable years, then, in order to qualify as a RIC in a subsequent year, we would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of ten years.

We adopted FASB ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Adoption of ASC 740 was applied to all open tax years as of July 1, 2007. The adoption of ASC 740 did not have an effect on our net asset value, financial condition or results of operations as there was no liability for unrecognized tax benefits and no change to our beginning net asset value. As of March 31, 2012 and for the three and nine months then ended, we did not have a liability for any unrecognized tax benefits. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

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

Financing Costs

We record origination expenses related to our credit facility, Prospect Capital InterNotes® and the Senior Convertible Notes as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method for our revolving credit facility and the effective interest method for our Prospect Capital InterNotes® and Senior Convertible Notes, over the respective expected life.

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

Recent Accounting Pronouncements

In February 2011, the FASB issued Accounting Standards Update 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“ASU 2011-02”). ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 provides guidance to clarify whether the creditor has granted a concession and whether a debtor is experiencing financial difficulties. The adoption of ASC 2010-06 for the three and nine months ended March 31, 2012, did not have any effect on our financial statements.

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

We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the three months ended March 31, 2012, we did not engage in hedging activities.

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

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such of these matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any such litigation as of March 31, 2012.

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in our most recent 10-K filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reflects the history of shares issued under the dividend reinvestment plan:

Record Date/Issuance Date	Shares Issued	Aggregate Offering Price (in 000s)	% of Dividend

March 23, 2006 / March 30, 2006	6,841	$111	5.2%
June 23, 2006 / June 30, 2006	7,932	130	5.4%
September 22, 2006 / September 29, 2006	80,818	1,273	26.2%
December 29, 2006 / January 5, 2007	108,047	1,850	25.5%
March 23, 2007 / March 30, 2007	93,843	1,595	20.8%
June 22, 2007 / June 29, 2007	69,834	1,190	15.3%
September 19, 2007 / September 28, 2007	72,073	1,243	15.9%
March 31, 2008 / April 16, 2008	99,241	1,510	14.4%
September 30, 2008 / October 16, 2008	117,549	1,506	12.7%
December 31, 2008 / January 20, 2009	148,200	1,774	14.8%
March 31, 2009 / April 20, 2009	214,456	1,827	14.4%
July 8, 2009 / July 20, 2009	297,274	2,901	14.8%
October 8, 2010 / October 19, 2009	233,523	2,457	11.0%
December 31, 2009 / January 25, 2010	236,985	2,896	11.2%
March 31, 2010 / April 23, 2010	248,731	2,962	11.2%
June 30, 2010 / July 30, 2010	83,875	822	11.9%
July 30, 2010 / August 31, 2010	89,620	833	11.4%
August 31, 2010 / September 30, 2010	90,006	876	11.5%
September 30, 2010 / October 29, 2010	92,999	913	11.6%
October 29, 2010 / November 30, 2010	87,941	865	10.0%
November 30, 2010 / December 31, 2010	89,603	970	10.9%
December 31, 2010 / January 31, 2011	84,155	958	10.8%
January 31, 2011 / February 28, 2011	83,021	1,004	11.3%
February 28, 2011 / March 31, 2011	76,253	926	10.4%
March 31, 2011 / April 30, 2011	76,377	917	10.3%
April 29, 2011 / May 31, 2011	78,689	909	9.2%
May 31, 2011 / June 24, 2011	92,813	941	9.5%
June 30, 2011 / July 22, 2011	102,890	1,041	9.6%
July 31, 2011 / August 26, 2011	106,869	931	8.4%
August 31, 2011 / September 23, 2011	100,634	845	7.6%
September 30, 2011 / October 25, 2011	89,078	853	7.7%
October 31, 2011 / November 22, 2011	94,213	868	7.8%
November 30, 2011 / December 22, 2011	90,677	854	7.7%
December 30, 2011 / January 25, 2012	85,252	896	8.1%
January 31, 2012 / February 17, 2012	69,864	771	6.9%
February 29, 2012 / March 23, 2012	77,764	833	6.7%
March 30, 2012 / April 20, 2012	85,063	930	7.5%

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the third quarter of the fiscal year ended June 30, 2012.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

2.1

Master Purchase and Sale and Contribution Agreement, dated as of March 19, 2012, by and among the Registrant, First Tower Corp., certain other entities related to the Registrant and certain shareholders of First Tower Corp. (1)

4.1	Indenture dated as of February 16, 2012, by and between the Registrant and American Stock Transfer & Trust Company, LLC, as Trustee (2)

4.2	First Supplemental Indenture dated as of March 1, 2012, to the Indenture dated as of February 16, 2012, by and between the Registrant and American Stock Transfer & Trust Company, LLC, as Trustee (2)

4.3	Form of 7.00% Prospect Capital InterNote® due 2022 (included as part of Exhibit 4.2)

4.4	Second Supplemental Indenture dated as of March 8, 2012, to the Indenture dated as of February 16, 2012, by and between the Registrant and American Stock Transfer & Trust Company, LLC, as Trustee (3)

4.5

Joinder Supplemental Indenture dated as of March 8, 2012, to the Indenture dated as of February 16, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Original Trustee, and U.S. Bank National Association, as Series Trustee (3)

4.6	Form of 6.900% Prospect Capital InterNote® due 2022 (included as part of Exhibit 4.4)

4.7

Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee (4)

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)

12	Computation of Ratios (included in the notes to the financial statements contained in this report)

22.1	Proxy Statement (5)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Filed herewith.

(1)	Incorporated by reference from the Registrant’s Form 8-K filed on March 21, 2012.

(2)	Incorporated by reference from Post-Effective Amendment No. 1 of the Registrant’s Registration Statement, filed on March 1, 2012.

(3)	Incorporated by reference from Post-Effective Amendment No. 2 of the Registrant’s Registration Statement, filed on March 8, 2012.

(4)	Incorporated by reference from Post-Effective Amendment No. 3 of the Registrant’s Registration Statement, filed on March 14, 2012.

(5)	Incorporated by reference from the Registrant’s Proxy Statement filed on September 16, 2011.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2012.

PROSPECT CAPITAL CORPORATION

By:	/s/ John F. Barry III
John F. Barry III
Chief Executive Officer and Chairman of the Board