Form 10-K
period 2012-06-30
PROSPECT CAPITAL CORP
filed 2012-08-22
CIK 1287032

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐    No ☒

         The aggregate market value of common stock held by non-affiliates of the Registrant on December 31, 2011 based on the closing price on that date of $9.29 on the NASDAQ Global Select Market was $991.5 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates.

         As of August 21, 2012, there were 166,236,979 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference

         Portions of the Registrant's definitive Proxy Statement relating to the 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described therein.

PROSPECT CAPITAL CORPORATION
FORM 10-K FOR THE YEAR ENDED JUNE 30, 2012

PART I

        The terms "we," "us," "our," "Company" and "Prospect Capital" refer to Prospect Capital Corporation; "Prospect Capital Management" or the "Investment Adviser" refers to Prospect Capital Management LLC; "Prospect Administration" or the "Administrator" refers to Prospect Administration LLC.

        Our $150.0 million of 6.25% Convertible Senior Notes due 2015 are referred to as the 2015 Notes. Our $167.5 million of 5.5% Convertible Senior Notes due 2016 are referred to as the 2016 Notes. Our $130.0 million of 5.375% Convertible Senior Notes due 2017 are referred to as the 2017 Notes. Our $200.0 million of 5.75% Convertible Senior Notes due 2018 are referred to as the 2018 Notes, and collectively with the 2015 Notes, 2016 Notes and the 2017 Notes, the Senior Convertible Notes. Our $100.0 million of 6.95% Senior Notes due 2022 are referred to as the 2022 Notes. Any Prospect Capital InterNotes® issued pursuant to our medium term notes program are referred to as the Prospect Capital InterNotes, and together with our Senior Convertible Notes and the 2022 Notes are referred to as Senior Notes.

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

        Typically, we concentrate on making investments in companies with annual revenues of less than $500 million and enterprise values of less than $250 million. Our typical investment involves a secured loan of less than $100 million with some form of equity participation. From time to time, we acquire controlling interests in companies in conjunction with making secured debt investments in such companies. In most cases, companies in which we invest are privately held at the time we invest in them. We refer to these companies as "target" or "middle market" companies and these investments as "middle market investments".

        We seek to maximize total returns to our investors, including both current yield and equity upside, by applying rigorous credit analysis and asset-based and cash-flow based lending techniques to make and monitor our investments. Many of our investments to date have been in energy-related industries. We have made no investments to date in the real estate or mortgage industries, and we do not intend currently to focus on such investments. We are currently pursuing multiple investment opportunities, including purchases of portfolios from private and public companies, as well as originations and secondary purchases of particular securities. We also regularly evaluate control investment opportunities in a range of industries, and some of these investments could be material to us. There can be no assurance that we will successfully consummate any investment opportunity we are currently pursuing. If any of these opportunities are consummated, there can be no assurance that investors will share our view of valuation or that any assets acquired will not be subject to future write downs, each of which could have an adverse effect on our stock price.

        We seek to be a long-term investor with our portfolio companies. From our July 27, 2004 inception to the fiscal year ended June 30, 2007, we invested primarily in industries related to the industrial/energy economy. Since then, we have widened our strategy to focus in other sectors of the economy and continue to reduce our exposure to the energy industry, and our holdings in the energy and energy related industries now represent less than 7% of our investment portfolio.

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

        We invest primarily in first and second lien senior loans and mezzanine debt, which in some cases includes an equity component. First and second lien senior loans generally are senior debt instruments that rank ahead of subordinated debt of a given portfolio company. These loans also have the benefit of security interests on the assets of the portfolio company, which may rank ahead of or be junior to other security interests. Mezzanine debt and our investments in collateralized loan obligation ("CLOs") is subordinated to senior loans and is generally unsecured. Our investments have generally ranged between $5 million and $75 million each, although the investment size may be more or less than this range. Our investment sizes are expected to grow as our capital base expands.

        We also acquire controlling interests in companies in conjunction with making secured debt investments in such companies. In most cases, companies in which we invest are privately held at the time we invest in them. We refer to these companies as "target" or "middle market" companies and these investments as "middle market investments."

        We seek to maximize returns and protect risk for our investors by applying rigorous analysis to make and monitor our investments. While the structure of our investments varies, we can invest in senior secured debt, senior unsecured debt, subordinated secured debt, subordinated unsecured debt, mezzanine debt, convertible debt, convertible preferred equity, preferred equity, common equity, warrants and other instruments, many of which generate current yield. While our primary focus is to seek current income through investment in the debt and/or dividend-paying equity securities of eligible privately-held, thinly-traded or distressed companies and long-term capital appreciation by acquiring accompanying warrants, options or other equity securities of such companies, we may invest up to 30% of the portfolio in opportunistic investments in order to seek enhanced returns for stockholders. Such investments may include investments in the debt and equity instruments of broadly-traded public companies. We expect that these public companies generally will have debt securities that are non-investment grade. Such investments may also include purchases (either in the primary or secondary markets) of the equity and junior debt tranches of a type of such pools known as CLOs. Structurally, CLOs are entities that are formed to manage a portfolio of senior secured loans made to companies whose debt is rated below investment grade or, in limited circumstances, unrated, or Senior Secured Loan. The Senior Secured Loans within a CLO are limited to Senior Secured Loans which meet specified credit and diversity criteria and are subject to concentration limitations in order to create an investment portfolio that is diverse by Senior Secured Loan, borrower, and industry, with limitations on non-U.S. borrowers. Within this 30% basket, we have and may make additional investments in debt and equity securities of companies located outside of the United States.

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

Industry Sectors

        While our original investments were concentrated in industrial and energy related companies, we continue to widen our focus in other sectors of the economy to diversify our portfolio holdings. Our portfolio is now well diversified into 36 industry categories with no individual industry comprising more than 14.6% of the portfolio on either a cost or fair value basis.

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

  1)
  Each portfolio company or investment is reviewed by our investment professionals with an independent valuation firm engaged by our Board of Directors;

  2)
  the independent valuation firms conduct independent appraisals and makes their own independent assessment;

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

        Our investments in CLOs are classified as ASC 820 level 3 securities, and are valued using discounted cash flow model. The valuations have been accomplished through the analysis of the CLO deal structures to identify the risk exposures from the modeling point of view. For each security, the most appropriate valuation approach has been chosen from alternative approaches to ensure the most accurate valuation for each security. To value a CLO, both the assets and liabilities of the CLO capital structure need be modeled. We use a waterfall engine to store the collateral data, generate collateral cash flows from the assets, and distributes the cash flow to the liability structure based on the payment priorities, and discount them back using proper discount rates that incorporate all the risk factors. The main risk factors are: default risk, interest rate risk, downgrade risk, and credit spread risk.

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

        In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements ("ASU 2010-06"). ASU 2010-06 amends ASC 820-10 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers' disclosures about postretirement benefit plan assets. ASU 2010-06 is effective December 15, 2009, except for the disclosure about purchase, sales, issuances and settlements in the roll forward of activity in level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 (or July 1, 2011 for us) and for interim periods within those fiscal years. The adoption of ASU 2010-06 for the year ended June 30, 2012, did not have any effect on our financial statements.

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

Example 1: Income Incentive Fee(*):

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

Duration and Termination

        The Investment Advisory Agreement was originally approved by our Board of Directors on June 23, 2004 and was recently re-approved by the Board of Directors on May 4, 2012 for an additional one-year term expiring June 22, 2013. Unless terminated earlier as described below, it will remain in effect from year to year thereafter if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon not more than 60 days' written notice to the other. See "Risk factors—Risks relating to our business—We are dependent upon Prospect Capital Management's key management personnel for our future success."

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

        We reimbursed Prospect Administration $6.8 million, $4.9 million and $3.4 million for the twelve months ended June 30, 2012, June 30, 2011 and June 30, 2010, respectively, for services it provided to the Company at cost.

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

Forward Looking Information

        Our annual report on Form l0-K for the year ended June 30, 2012, any of our quarterly reports on Form 10-Q or current reports on Form 8-K, or any other oral or written statements made in press releases or otherwise by or on behalf of Prospect Capital Corporation may contain forward looking statements within the meaning of the Section 21E of the Securities and Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward looking statements predict or describe our future operations, business plans, business and investment strategies and portfolio management and the performance of our investments and our investment management business. These forward looking statements are identified by their use of such terms and phrases as "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projected," "projections," "plans," "seeks," "anticipates," "anticipated," "should," "could," "may," "will," "designed to," "foreseeable future," "believe," "believes" and "scheduled" and similar expressions. Our actual results or outcomes may differ materially from those anticipated. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made. We undertake no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

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

  •
  authoritative generally accepted accounting principles or policy changes from such standard-setting bodies as the Financial Accounting Standards Board, the Securities and Exchange Commission, Internal Revenue Service, the NASDAQ Global Select Market, and other authorities that we are subject to, as well as their counterparts in any foreign jurisdictions where we might do business; and

  •
  the risk factors set forth below.

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

        A large percentage of our portfolio investments consist of securities of privately held companies. Hence, market quotations are generally not readily available for determining the fair values of such investments. The determination of fair value, and thus the amount of unrealized losses we may incur in any year, is to a degree subjective, and the Investment Adviser has a conflict of interest in making the determination. We value these securities quarterly at fair value as determined in good faith by our Board of Directors based on input from our Investment Adviser, our Administrator, a third party independent valuation firm and our audit committee. Our Board of Directors utilizes the services of an independent valuation firm to aid it in determining the fair value of any securities. The types of factors that may be considered in determining the fair values of our investments include the nature and realizable value of any collateral, the portfolio company's ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value by our Board of Directors may differ materially from the values that would have been used if an active market and market quotations existed for these investments. Our net asset value could be adversely affected if the determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

        In addition, decreases in the market values or fair values of our investments are recorded as unrealized depreciation. Unprecedented declines in prices and liquidity in the corporate debt markets experienced during the recent financial crises resulted in significant net unrealized depreciation in our portfolio in the past. The effect of all of these factors on our portfolio reduced our NAV by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may continue to suffer additional unrealized losses in future periods, which could have a material adverse impact on our business, financial condition and results of operations. We have no policy regarding holding a minimum level of liquid assets. As such, a high percentage of our portfolio generally is not liquid at any given point in time. See "The lack of liquidity may adversely affect our business."

Senior securities, including debt, expose us to additional risks, including the typical risks associated with leverage and could adversely affect our business, financial condition and results of operations.

        We currently use our revolving credit facility to leverage our portfolio and we expect in the future to borrow from and issue senior debt securities to banks and other lenders and may securitize certain of our portfolio investments. The Senior Notes are also a form of leverage.

        With certain limited exceptions, as a BDC we are only allowed to borrow amounts or otherwise issue senior securities, such as the Senior Notes, such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing or other issuance. The amount of leverage that we employ will depend on our Investment Adviser's and our Board of Directors' assessment of market conditions and other factors at the time of any proposed borrowing. There is no assurance that a leveraging strategy will be successful. Leverage involves risks and special considerations for stockholders, including the following, any of which could adversely affect our business, financial condition and result of operations:

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

  •
  Convertible or exchangeable securities, such as the Senior Convertible Notes, issued in the future may have rights, preferences and privileges more favorable than those of our common stock;

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

        For example, the amount we may borrow under our revolving credit facility is determined, in part, by the fair value of our investments. If the fair value of our investments declines, we may be forced to sell investments at a loss to maintain compliance with our borrowing limits. Other debt facilities we may enter into in the future may contain similar provisions. Any such forced sales would reduce our net asset value and also make it difficult for the net asset value to recover. Our Investment Adviser and our Board of Directors in their best judgment nevertheless may determine to use leverage if they expect that the benefits to our shareholders of maintaining the leveraged position will outweigh the risks.

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

        Illustration.    The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of interest expense. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $2.6 billion in total assets, (ii) an average cost of funds of 5.91%, (iii) $800 million in debt outstanding and (iv) $1.8 billion of shareholders' equity.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding Return to Stockholder	(17.1)%	(9.8)%	(2.6)%	4.6%	11.8%

        The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table.

The Senior Convertible Notes present other risks to holders of our common stock, including the possibility that the Senior Convertible Notes could discourage an acquisition of the Company by a third party and accounting uncertainty.

        Certain provisions of the Senior Convertible Notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of the Senior Convertible Notes will have the right, at their option, to require us to repurchase all of their Senior Convertible Notes or any portion of the principal amount of such Notes in integral multiples of $1,000. We may also be required to increase the conversion rate or provide for conversion into the acquirer's capital stock in the event of certain fundamental changes. These provisions could discourage an acquisition of us by a third party.

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

        As of June 30, 2012, we were in compliance with these covenants. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, there are no assurances that we will continue to comply with the covenants in our credit facility. Failure to comply with these covenants would result in a default under this facility which, if we were unable to obtain a waiver from the lenders thereunder, could result in an acceleration of repayments under the facility and thereby have a material adverse impact on our business, financial condition and results of operations.

Failure to extend our existing credit facility, the revolving period of which is currently scheduled to expire on March 27, 2015, could have a material adverse effect on our results of operations and financial position and our ability to pay expenses and make distributions.

        The revolving period for our credit facility with a syndicate of lenders is currently scheduled to terminate on March 27, 2015, with an additional two year amortization period (with distributions allowed) after the completion of the revolving period. During such two year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the two year amortization period, the remaining balance will become due if required by the lenders. If the credit facility is not renewed or extended by the participant banks by March 27, 2015, we will not be able to make further borrowings under the facility after such date and the outstanding principal balance on that date will be due and payable on March 27, 2017. At June 30, 2012 we had outstanding borrowings of $96.0 million under our credit facility. Interest on borrowings under the credit facility is one-month LIBOR plus 275 basis points with no minimum Libor floor. Additionally, the lenders charge a fee on the unused portion of the credit facility equal to either 50 basis points if at least half of the credit facility is drawn or 100 basis points otherwise. The credit facility requires us to pledge assets as collateral in order to borrow under the credit facility. If we are unable to extend our facility or find a new source of borrowing on acceptable terms, we will be required to pay down the amounts outstanding under the facility during the two-year term-out period through one or more of the following: (1) principal collections on our securities pledged under the facility, (2) at our option, interest collections on our securities pledged under the facility and cash collections on our securities not pledged under the facility, or (3) possible liquidation of some or all of our loans and other assets, any of which could have a material adverse effect on our results of operations and financial position and may force us to decrease or stop paying certain expenses and making distributions until the facility is repaid. In addition, our stock price could decline significantly, we would be restricted in our ability to acquire new investments and, in connection with our year-end audit, our independent registered accounting firm could raise an issue as to our ability to continue as a going concern.

Failure to refinance our existing Senior Notes, could have a material adverse effect on our results of operations and financial position.

        Our Senior Notes mature at various dates from December 15, 2015 to November 15, 2022. If we are unable to refinance our Senior Notes or find a new source of borrowing on acceptable terms, we will be required to pay down the amounts outstanding at maturity under the facility during the two-year term-out period through one or more of the following: (1) borrowing additional funds under our then current credit facility, (2) issuance of additional common stock or (3) possible liquidation of some or all of our loans another assets, any of which could have a material adverse effect on our results of operations and financial position. In addition, our stock price could decline significantly; we would be restricted in our ability to acquire new investments and, in connection with our year-end audit, our independent registered accounting firm could raise an issue as to our ability to continue as a going concern.

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

        The U.S. and foreign capital markets have recently been in a period of disruption as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of certain major financial institutions. Despite actions of the United States federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While these conditions appear to be improving, they could continue for a prolonged period of time or worsen in the future. In addition, while these conditions persist, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital in order to grow. Equity capital may be difficult to raise because subject to some limited exceptions, as a business development company, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. At our annual meeting of stockholders held on December 8, 2011, subject to the condition that the maximum number of shares salable below net asset value pursuant to this authority in any particular offering that could result in such dilution is limited to 25% of our then outstanding common stock immediately prior to each such offering, our stockholders approved our ability to sell or otherwise issue shares of our common stock at a price below its then current net asset value per share for a twelve month period expiring on the anniversary of the date of stockholder approval. In addition, our ability to incur indebtedness or issue other senior securities (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 200% immediately after each time we incur indebtedness or issue other senior securities. The debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

        Moreover, recent market conditions have made, and may in the future make, it difficult to extend the maturity of or refinance our existing indebtedness for borrowed money and any failure to do so could have a material adverse effect on our business. The illiquidity of our investments may make it difficult for us to sell such investments if required. As a result, we may realize significantly less than the value at which we have recorded our investments.

        Given the recent extreme volatility and dislocation in the capital markets, many business development companies have faced, and may in the future face, a challenging environment in which to raise capital. Recent significant changes in the capital markets affecting our ability to raise capital have affected the pace of our investment activity. In addition, significant changes in the capital markets, including the recent extreme volatility and disruption, has had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition or results of operations.

The instability in the financial markets has led the U.S. federal government to take a number of unprecedented actions and pass legislation designed to regulate and support certain financial institutions and numerous segments of the financial markets that have experienced extreme volatility, and in some cases a lack of liquidity.

        On July 21, 2010, the President signed into law major financial services reform legislation in the form of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). The Dodd-Frank Act, among other things, grants regulatory authorities such as the Commodity Futures Trading Commission ("CFTC") and SEC broad rulemaking authority to implement various provisions of the Dodd-Frank Act, including comprehensive regulation of the over-the-counter derivatives market. The regulations adopted to date by these regulators have not had a material adverse effect on our business. However, several significant rulemaking initiatives have not been completed and these could have the effect of reducing liquidity or otherwise adversely affecting us or our investments. There can be no assurance that future regulatory actions authorized by the Dodd-Frank Act will not significantly reduce our profitability. The implementation of the Dodd-Frank Act could also adversely affect us by increasing transaction and/or regulatory compliance costs. In addition, greater regulatory scrutiny may increase our exposure to potential liabilities. Increased regulatory oversight can also impose administrative burdens on us and on PCM, including, without limitation, responding to examinations or investigations and implementing new policies and procedures.

        Additionally, federal, state, foreign and other governments, their regulatory agencies or self regulatory organizations may take actions that affect the regulation of the securities in which we invest, or the issuers of such securities, in ways that are unforeseeable. Governments or their agencies may also acquire distressed assets from financial institutions and acquire ownership interests in those institutions. The implications of government ownership and disposition of these assets are unclear, and such a program may have positive or negative effects on the liquidity, valuation and performance of our portfolio companies. Furthermore, volatile financial markets can expose us to greater market and liquidity risk and potential difficulty in valuing securities.

        At any time, legislation may be enacted that could negatively affect us or our portfolio companies. Changing approaches to regulation may have a negative impact on the entities in which we invest. Legislation or regulation may also change the way in which we are regulated. There can be no assurance that the Dodd-Frank Act or any future legislation, regulation or deregulation will not have a material adverse effect on us or will not impair our ability to achieve our investment objective.

The recent downgrade of the U.S. credit rating and uncertainty about the financial stability of several countries in the European Union ("EU") could have a significant adverse effect on our business, results of operations and financial condition.

        Due to long-term federal budget deficit concerns, on August 5, 2011 S&P downgraded the federal government's credit rating from AAA to AA+ for the first time in history. This downgrade could lead to subsequent downgrades by S&P, as well as to downgrades by the other two major credit rating agencies, Moody's and Fitch Ratings. These developments, and the government's credit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our stock price and our financial performance.

Our most recent net asset value was calculated on June 30, 2012 and our NAV when calculated effective September 30, 2012 may be higher or lower.

        Our most recently estimated NAV per share is $10.83. NAV as of September 30, 2012 may be higher or lower than $10.83 based on potential changes in valuations and earnings for the quarter then ended. Our Board of Directors has not yet determined the fair value of portfolio investments at any date subsequent to June 30, 2012. Our Board of Directors determines the fair value of our portfolio investments on a quarterly basis in connection with the preparation of quarterly financial statements and based on input from an independent valuation firms, our Investment Adviser, our Administrator and the audit committee of our Board of Directors.

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

        Our investment adviser is entitled to incentive compensation for each fiscal quarter based, in part, on our pre-incentive fee net investment income if any, for the immediately preceding calendar quarter above a performance threshold for that quarter. Accordingly, since the performance threshold is based on a percentage of our net asset value, decreases in our net asset value make it easier to achieve the performance threshold. Our pre-incentive fee net investment income for incentive compensation purposes excludes realized and unrealized capital losses or depreciation that we may incur in the fiscal quarter, even if such capital losses or depreciation result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay Prospect Capital Management incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter.

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

        To maintain our qualification for U.S. federal income tax purposes as a RIC under Subchapter M of the Code, and obtain RIC tax treatment, we must meet certain source of income, asset diversification and annual distribution requirements.

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

        The annual distribution requirement for a RIC is satisfied if we distribute at least 90% of our ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Because we use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants that could, under certain circumstances, restrict us from making distributions necessary to qualify for RIC tax treatment. If we are unable to obtain cash from other sources, we may fail to qualify for RIC tax treatment and, thus, may be subject to corporate-level income tax on all of our taxable income.

        To maintain our qualification as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments are in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses.

        If we fail to qualify as a RIC for any reason or become subject to corporate income tax, the resulting corporate taxes would substantially reduce our net assets, the amount of income available for distribution, and the actual amount of our distributions. Such a failure would have a materially adverse effect on us and our stockholders. For additional information regarding asset coverage ratio and RIC requirements, see "Business—Tax Considerations" and "Business—Regulation as a Business Development Company".

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

        For U.S. federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as original issue discount or payment-in-kind interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such amounts could be significant relative to our overall investment activities. We also may be required to include in taxable income certain other amounts that we do not receive in cash. While we focus primarily on investments that will generate a current cash return, our investment portfolio currently includes, and we may continue to invest in, securities that do not pay some or all of their return in periodic current cash distributions.

        The income incentive fee payable by us is computed and paid on income that may include interest that has been accrued but not yet received in cash. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the income incentive fee will become uncollectible.

        Since in some cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty distributing at least 90% of our ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, as required to maintain RIC tax treatment. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify for RIC treatment and thus become subject to corporate-level income tax.

Regulations governing our operation as a business development company affect our ability to raise, and the way in which we raise, additional capital.

        We have incurred indebtedness under our revolving credit facility and through the issuance of the Senior Notes and, in the future, may issue preferred stock and/or borrow additional money from banks or other financial institutions, which we refer to collectively as "senior securities," up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a BDC, to incur indebtedness or issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test, which would prohibit us from paying dividends and could prohibit us from qualifying as a RIC. If we cannot satisfy this test, we may be required to sell a portion of our investments or sell additional shares of common stock at a time when such sales may be disadvantageous in order to repay a portion of our indebtedness. In addition, issuance of additional common stock could dilute the percentage ownership of our current stockholders in us.

        As a BDC regulated under provisions of the 1940 Act, we are not generally able to issue and sell our common stock at a price below the current net asset value per share without shareholder approval. If our common stock trades at a discount to net asset value, this restriction could adversely affect our ability to raise capital. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of our common stock in certain circumstances, including if (i)(1) the holders of a majority of our shares (or, if less, at least 67% of a quorum consisting of a majority of our shares) and a similar majority of the holders of our shares who are not affiliated persons of us approve the sale of our common stock at a price that is less than the current net asset value, and (2) a majority of our Directors who have no financial interest in the transaction and a majority of our independent Directors (a) determine that such sale is in our and our stockholders' best interests and (b) in consultation with any underwriter or underwriters of the offering, make a good faith determination as of a time either immediately prior to the first solicitation by us or on our behalf of firm commitments to purchase such shares, or immediately prior to the issuance of such shares, that the price at which such shares are to be sold is not less than a price which closely approximates the market value of such shares, less any distributing commission or discount or if (ii) a majority of the number of the beneficial holders of our common stock entitled to vote at our annual meeting, without regard to whether a majority of such shares are voted in favor of the proposal, approve the sale of our common stock at a price that is less than the current net asset value per share. At our 2011 annual meeting of stockholders held on December 8, 2011, we obtained the first method of approval from our shareholders. See "If we sell common stock at a discount to our net asset value per share, stockholders who do not participate in such sale will experience immediate dilution in an amount that may be material" discussed below.

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

        Interests we hold in the SPE, if any, will be subordinated to the other interests issued by the SPE. As such, we will only receive cash distributions on such interests if the SPE has made all cash interest and other required payments on all other interests it has issued. In addition, our subordinated interests will likely be unsecured and rank behind all of the secured creditors, known or unknown, of the SPE, including the holders of the senior interests it has issued. Consequently, to the extent that the value of the SPEs portfolio of assets has been reduced as a result of conditions in the credit markets, or as a result of defaults, the value of the subordinated interests we retain would be reduced. Securitization imposes on us the same risks as borrowing except that our risk in a securitization is limited to the amount of subordinated interests we retain, whereas in a borrowing or debt issuance by us directly we would be at risk for the entire amount of the borrowing or debt issuance.

        Generally, we would expect the SPE not to be consolidated with us and in that event our only interest will be the value of our retained subordinated interest and the income allocated to us, which may be more or less than the cash we receive from the SPE, and none of the SPEs liabilities will be reflected as our liabilities. If the assets of the SPE are not consolidated with our assets and liabilities, then our interest in the SPE may be deemed not to be a qualifying asset for purposes of determining whether 70% of our assets are qualifying assets and the leverage incurred by such SPE may or may not be treated as borrowings by us for purposes of the requirement that we not issue senior securities in an amount in excess of our net assets.

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

        As a BDC, we must not acquire any assets other than "qualifying assets" specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Subject to certain exceptions for follow-on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as qualifying assets only if such issuer has a market capitalization that is less than $250 million at the time of such investment.

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

        At our 2011 annual meeting of stockholders held on December 8, 2011, our stockholders approved our ability to sell, subject to the condition that the maximum number of shares salable below net asset value pursuant to this authority in any particular offering that could result in such dilution is limited to 25% of our then outstanding common stock immediately prior to each such offering, an unlimited number of shares of our common stock at any level of discount from NAV per share during the twelve month period ending on December 9, 2012. The issuance or sale by us of shares of our common stock at a discount to net asset value poses a risk of dilution to our stockholders. In particular, stockholders who do not purchase additional shares of common stock at or below the discounted price in proportion to their current ownership will experience an immediate decrease in NAV per share (as well as in the aggregate NAV of their shares of common stock if they do not participate at all). These stockholders will also experience a disproportionately greater decrease in their participation in our earnings and assets and their voting power than the increase we experience in our assets, potential earning power and voting interests from such issuance or sale. In addition, such sales may adversely affect the price at which our common stock trades. We have sold shares of our common stock at prices below NAV and may continue to do so in the future.

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

  •
  changes in laws and regulations, as well as their interpretations, may adversely affect their business, financial structure or prospects;

  •
  they may have difficulty accessing the capital markets to meet future capital needs; and

  •
  increased taxes, regulatory expense or the costs of changes to the way they conduct business due to the effects of climate change may adversely affect their business, financial structure or prospects.

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

We may be unable to invest the net proceeds raised from offerings and repayments from investments on acceptable terms, which would harm our financial condition and operating results.

        Until we identify new investment opportunities, we intend to either invest the net proceeds of future offerings and repayments from investments in interest-bearing deposits or other short-term instruments or use the net proceeds from such offerings to reduce then-outstanding obligations under our credit facility. We cannot assure you that we will be able to find enough appropriate investments that meet our investment criteria or that any investment we complete using the proceeds from an offering will produce a sufficient return.

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

        We invest primarily in privately-held companies. Generally, little public information exists about these companies, and we are required to rely on the ability of our Investment Adviser's investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. These companies and their financial information are not subject to the Sarbanes-Oxley Act of 2002 and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investment.

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

        Although a substantial amount of our debt investments are protected by holding security interests in the assets of the portfolio companies, we may not be able to fully realize the value of the collateral securing our investments due to one or more of the following factors:

  •
  our debt investments may be in the form of mezzanine loans, therefore our liens on the collateral, if any, are subordinated to those of the senior secured debt of the portfolio companies, if any. As a result, we may not be able to control remedies with respect to the collateral;

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

        Our charter and bylaws and the Maryland General Corporation Law contain provisions that may have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for our stockholders or otherwise be in their best interest. These provisions may prevent stockholders from being able to sell shares of our common stock at a premium over the current of prevailing market prices.

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

        As permitted by Maryland law, our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions by any person of our common stock. Although our bylaws include such a provision, such a provision may also be amended or eliminated by our Board of Directors at any time in the future, provided that we will notify the Division of Investment Management at the SEC prior to amending or eliminating this provision. However, as noted above, the SEC has recently taken the position that the Maryland Control Share Acquisition Act is inconsistent with the 1940 Act and may not be invoked by a BDC. It is the view of the staff of the SEC that opting into the Maryland Control Share Acquisition Act would be acting in a manner inconsistent with section 18(i) of the 1940 Act.

We may in the future choose to pay dividends in our own stock, in which case our stockholders may be required to pay tax in excess of the cash they receive.

        We may distribute taxable dividends that are payable in part in our stock. Under IRS Revenue Procedure 2010-12, up to 90% of any such taxable dividend could be payable in our stock for dividends declared on or before December 31, 2012 with respect to any taxable year ending on or before December 31, 2011. The IRS has also issued (and where Revenue Procedure 2010-12 is not currently applicable, the IRS continues to issue) private letter rulings on cash/stock dividends paid by RICs and real estate investment trusts if certain requirements are satisfied, and we have received such a ruling permitting us to declare such taxable cash/stock dividends, up to 80% in stock, with respect to our taxable years ending August 31, 2012 and August 31, 2013. Taxable stockholders receiving such dividends would be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, it may be subject to transaction fees (e.g. broker fees or transfer agent fees) and the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of its stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock. It is unclear whether and to what extent we will be able to pay dividends in cash and our stock (whether pursuant to Revenue Procedure 2010-12, a private letter ruling, or otherwise).

Item 1B.    Unresolved Staff Comments.

        Not applicable.

Item 2.    Properties.

        We do not own any real estate or other physical properties materially important to our operation. Our principal executive offices are located at 10 East 40th Street, New York, New York 10016, where we occupy our office space pursuant to our Administration Agreement with Prospect Administration. The office facilities, which are shared with our Investment Adviser and Administrator, consist of approximately 13,657 square feet, with principal leases expiring in September 30, 2014 and December 31, 2017. We believe that our office facilities are suitable and adequate for our business as currently conducted.

Item 3.    Legal Proceedings.

        From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of these matters as they arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any such litigation as of June 30, 2012.

Item 4.    Mine Safety Disclosures.

        Not applicable.

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

Year Ended	Net Asset Value Per Share(1)	High	Low	Premium (Discount) of High Sales Price to Net Asset Value	Premium (Discount) of Low Sales Price to Net Asset Value
June 30, 2012
First quarter	$10.41	$10.18	$7.41	(2.2)%	(28.8)%
Second quarter	$10.69	$9.88	$7.99	(7.6)%	(25.3)%
Third quarter	$10.82	$11.39	$9.43	5.3%	(12.8)%
Fourth quarter	$10.83	$11.39	$10.55	5.2%	(2.5)%
June 30, 2011
First quarter	$10.24	$10.00	$9.18	(2.3)%	(10.4)%
Second quarter	$10.25	$10.86	$9.69	6.0%	(5.5)%
Third quarter	$10.33	$12.33	$10.72	19.4%	3.8%
Fourth quarter	$10.36	$12.18	$9.95	17.6%	(4.0)%
June 30, 2010
First quarter	$11.11	$10.99	$8.82	(1.1)%	(20.6)%
Second quarter	$10.10	$12.31	$9.93	21.9%	(1.7)%
Third quarter	$10.12	$13.20	$10.45	30.4%	3.3%
Fourth quarter	$10.30	$12.20	$9.65	18.4%	(6.3)%
June 30, 2009
First quarter	$14.63	$14.24	$11.12	(2.7)%	(24.0)%
Second quarter	$14.43	$13.08	$6.29	(9.4)%	(56.4)%
Third quarter	$14.19	$12.89	$6.38	(9.2)%	(55.0)%
Fourth quarter	$12.40	$10.48	$7.95	(15.5)%	(35.9)%
June 30, 2008
First quarter	$15.08	$18.68	$14.16	23.9%	(6.1)%
Second quarter	$14.58	$17.17	$11.22	17.8%	(23.0)%
Third quarter	$14.15	$16.00	$13.55	13.1%	(4.2)%
Fourth quarter	$14.55	$16.12	$13.18	10.8%	(9.4)%

(1)
Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high or low sales price. The net asset values shown are based on outstanding shares at the end of each period.

        On August 16, 2012, the last reported sales price of our common stock was $11.29 per share. As of August 16, 2012, we had approximately 134 stockholders of record, and we had approximately 86,404 beneficial owners whose shares are held in the names of brokers, dealers and clearing agencies.

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

        As a RIC, we generally are not subject to U.S. federal income tax on income and gains we distribute each taxable year to our stockholders, provided that in such taxable year we distribute at least 90% of our ordinary income and net short-term capital gains in excess of realized net long-term capital losses. In order to avoid certain excise taxes imposed on RICs, we are required to timely distribute with respect to each calendar year an amount at least equal to the sum of

  •
  98% of our ordinary income for the calendar year,

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

        We maintain an "opt out" dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, then stockholders' cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically "opt out" of the dividend reinvestment plan so as to receive cash distributions. Stockholders who receive distributions in the form of stock are subject to the same U.S. Federal, state and local tax consequences as are stockholders who elect to receive their distributions in cash. See "Dividend Reinvestment Plan". To the extent prudent and practicable, we intend to declare and pay dividends on a monthly basis.

        With respect to the distributions paid to stockholders, income from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies were treated as taxable income and accordingly, distributed to stockholders. During the fiscal year ended June 30, 2012, we declared total distributions of approximately $141.4 million.

        Tax characteristics of all distributions will be reported to stockholders, as appropriate, on Form 1099-DIV after the end of the year. Our ability to pay distributions could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

        The following table reflects the distributions per share that we have declared on our common stock to date. In June 2010, we changed our distribution policy from a quarterly payment to a monthly payment.

Declaration Date	Record Date	Pay Date	Rate	Amount (in thousands)
8/21/12	10/31/12	11/22/12	$0.101650	*
8/21/12	9/28/12	10/24/12	0.101625	*
5/7/2012	8/31/2012	9/21/2012	0.101600	*
5/7/2012	7/31/2012	8/24/2012	0.101575	$16,886
5/7/2012	6/29/2012	7/24/2012	0.101550	14,180
5/7/2012	5/31/2012	6/22/212	0.101525	12,395
2/6/2012	4/30/2012	5/24/2012	0.101500	12,384
2/6/2012	3/30/2012	4/20/2012	0.101475	12,372
2/6/2012	2/29/2012	3/23/2012	0.101450	12,361
11/7/2011	1/31/2012	2/17/2012	0.101425	11,134
11/7/2011	12/31/2011	1/25/2012	0.101400	11,123
11/7/2011	11/30/2011	12/22/2011	0.101375	11,111
8/24/2011	10/31/2011	11/22/2011	0.101350	11,098
8/24/2011	9/30/2011	10/25/2011	0.101325	11,087
5/9/2011	8/31/2011	9/23/2011	0.101300	11,074
5/9/2011	7/29/2011	8/26/2011	0.101275	11,060
5/9/2011	6/30/2011	7/22/2011	0.101250	10,896
5/9/2011	5/31/2011	6/24/2011	0.101225	9,871
2/8/2011	4/29/2011	5/31/2011	0.101200	9,861
2/8/2011	3/31/2011	4/29/2011	0.101175	8,940
2/8/2011	2/28/2011	3/31/2011	0.101150	8,930
11/8/2010	1/31/2011	2/28/2011	0.101125	8,919
11/8/2010	12/31/2010	1/31/2011	0.101000	8,900
11/8/2010	11/30/2010	12/31/2010	0.100875	8,668
8/26/2010	10/29/2010	11/30/2010	0.100750	8,347
8/26/2010	9/30/2010	10/29/2010	0.100625	7,889
6/18/2010	8/31/2010	9/30/2010	0.10050	7,620
6/18/2010	7/30/2010	8/31/2010	0.10025	7,330
6/18/2010	6/30/2010	7/30/2010	0.10000	6,909
3/18/2010	3/31/2010	4/23/2010	0.41000	26,403
12/17/2009	12/31/2009	1/25/2010	0.40875	25,894
9/28/2009	10/8/2009	10/19/2009	0.40750	22,279
6/23/2009	7/8/2009	7/20/2009	0.40625	19,548
3/24/2009	3/31/2009	4/20/2009	0.40500	12,671
12/19/2008	12/31/2008	1/19/2009	0.40375	11,966
9/16/2008	9/30/2008	10/16/2008	0.40250	11,882
6/19/2008	6/30/2008	7/16/2008	0.40125	11,845
3/6/2008	3/31/2008	4/16/2008	0.40000	10,468
12/8/2007	12/28/2007	1/7/2008	0.39500	9,370
9/6/2007	9/19/2007	9/28/2007	0.39250	7,830
6/14/2007	6/22/2007	6/29/2007	0.39000	7,753
3/14/2007	3/23/2007	3/30/2007	0.38750	7,667
12/15/2006	12/29/2006	1/5/2007	0.38500	7,264
7/31/2006	9/22/2006	9/29/2006	0.38000	4,858
6/14/2006	6/23/2006	6/30/2006	0.34000	2,401
3/15/2006	3/24/2006	3/31/2006	0.30000	2,117
12/12/2005	12/22/2005	12/29/2005	0.28000	1,975
9/15/2005	9/22/2005	9/29/2005	0.20000	1,411
4/21/2005	6/10/2005	6/30/2005	0.15000	1,058
2/9/2005	3/11/2005	3/31/2005	0.12500	882
11/11/2004	12/10/2004	12/30/2004	0.10000	706

Since Inception				$479,593

*
Not yet determinable

Dividend Reinvestment

        We maintain an "opt out" dividend reinvestment and cash purchase plan for our registered stockholders. Under the plan, if shares of our common stock are registered, distributions will be automatically reinvested in additional shares of common stock unless you "opt out" of the plan. Stockholders are advised to consult with their brokers or financial institutions, as appropriate, with respect to the administration of their dividends and related instructions.

        Assuming that we maintain our status as a RIC under Subchapter M of the Code, we intend to make distributions to our stockholders on a monthly basis of substantially all of our net operating income. We may also make distributions of net realized capital gains, as appropriate.

        Tax characteristics of all distributions will be reported to stockholders, as appropriate, on Form 1099-DIV after the end of the year. Our Board of Directors presently intends to declare and pay monthly distributions on the common stock. Our ability to make distributions could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

        Stock distributions distributed pursuant to this dividend reinvestment plan may come in the form of the issuance of new shares or the distribution of pre-existing shares re-acquired from the open market. How the stock to be distributed as part of this plan is made available is a determination made by our Board of Directors.

        During the year ended June 30, 2012, we distributed 1,056,484 shares of common stock in accordance with this dividend reinvestment plan. All of the shares issued were distributed from new issues.

        The following table reflects dividend reinvestments distributed through the issuance of new shares:

Record Date	Shares Issued	Aggregate Offering Price (in thousands)	% of Dividend
June 29, 2012	205,834	$2,287	16.1%
May 31, 2012	72,407	815	5.7%
April 30, 2012	81,773	893	7.2%
March 30, 2012	85,063	930	7.5%
February 29, 2012	77,764	833	6.7%
January 31, 2012	69,864	771	6.9%
December 30, 2011	85,252	896	8.1%
November 30, 2011	90,677	854	7.7%
October 31, 2011	94,213	868	7.8%
September 30, 2011	89,078	853	7.7%
August 31, 2011	100,634	845	7.6%
July 31, 2011	106,869	931	8.4%
June 30, 2011	102,890	1,041	9.6%
May 31, 2011	92,813	941	9.5%
April 29, 2011	78,689	909	9.2%
March 31, 2011	76,377	917	10.3%
February 28, 2011	76,253	926	10.4%
January 31, 2011	83,021	1,004	11.3%
December 31, 2010	84,155	958	10.8%
November 30, 2010	89,603	970	11.2%
October 29, 2010	87,941	865	10.4%
September 30, 2010	92,999	913	11.6%
August 31, 2010	90,006	876	11.5%
July 30, 2010	89,620	833	10.3%
June 30, 2010	83,875	822	11.9%
March 31, 2010	248,731	2,962	11.2%
December 31, 2009	236,985	2,896	11.2%
October 8, 2009	233,523	2,456	11.0%
July 8, 2009	297,274	2,901	14.8%
March 31, 2009	214,456	1,827	14.4%
December 31, 2008	148,200	1,774	14.8%
September 30, 2008	117,549	1,506	12.7%
March 31, 2008	99,241	1,510	14.4%
September 19, 2007	72,073	1,243	15.9%
June 22, 2007	69,834	1,190	15.3%
March 23, 2007	93,843	1,595	20.8%
December 29, 2006	108,047	1,850	25.5%
September 22, 2006	80,818	1,273	26.2%
June 23, 2006	7,932	130	5.4%
March 24, 2006	6,841	111	5.2%

        The following table reflects dividend reinvestments distributed from re-acquired shares:

Record Date	Shares Purchased	Aggregate Amount Distributed (in thousands)	% of Dividend
June 30, 2008	133,156	$1,635	13.8%
December 28, 2007	111,335	1,541	16.4%
December 22, 2005	6,192	95	4.8%
September 22, 2005	7,848	105	7.4%
June 10, 2005	10,885	138	13.0%
March 11, 2005	8,986	117	13.2%
December 10, 2004	7,540	92	13.0%

Stock Performance Graph

        This graph compares the return on our common stock with that of the Standard & Poor's 500 Stock Index and the NASDAQ Financial 100 Index, for the period July 1, 2007 through June 30, 2012. The graph assumes that, on July 1, 2005, a person invested $100 in each of our common stock, the S&P 500 Index, and the NASDAQ Financial 100 Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

        The graph and other information furnished under this Part II, Item 5 of this annual report on Form 10-K shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock performance.

Sales of unregistered securities

        The following table reflects recent sales of unregistered common stock (amounts in thousands except data relating to shares):

Issuances of Common Stock	Number of Shares Issued	Gross Proceeds Raised	Underwriting Fees	Offering Expenses	Offering Price
April 16, 2012(1)	11,159,746	$130,000	$3,575	$390	$11.65
June 15, 2012(2)	14,518,207	$160,571	$—	$—	$11.06

(1)
At June 30, 2012, we have reserved 11,159,746 shares of our common stock for issuance upon conversion of the 2017 Notes. The 2017 Notes are convertible into shares of common stock at a conversion rate at June 30, 2012 of 85.8442 shares of common stock per $1,000 principal amount of 2017 Notes, which is equivalent to a conversion price of approximately $11.65 per share of common stock, subject to adjustment in certain circumstances. The conversion price has not been adjusted since the issuance (April 16, 2012) and will next be adjusted on the first anniversary, unless the exercise price shall have changed by more than 1% before the anniversary.

(2)
On June 15, 2012, we completed the acquisition of the businesses of First Tower, LLC ("First Tower"). We acquired 80.1% of First Tower's businesses for $110,200 in cash and 14,518,207 unregistered shares of our common stock.

Item 6.    Selected Financial Data.

        The following selected financial data is derived from our financial statements which have been audited by BDO USA, LLP, our independent registered public accounting firm. The financial data should be read in conjunction with our financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included below in this annual report.

	For the Year/Period Ended June 30,
	2012	2011	2010	2009	2008
	(in thousands except data relating to shares, per share and number of portfolio companies)
Performance Data:
Interest income	$219,536	$134,454	$86,518	$62,926	$59,033
Dividend income	64,881	15,092	15,366	22,793	12,033
Other income	36,493	19,930	12,675	14,762	8,336

Total investment income	320,910	169,476	114,559	100,481	79,402

Interest and credit facility expenses	(35,836)	(17,598)	(8,382)	(6,161)	(6,318)
Investment advisory expense	(46,671)	(46,051)	(30,727)	(26,705)	(20,199)
Other expenses	(51,719)	(11,606)	(8,260)	(8,452)	(7,772)

Total expenses	(134,226)	(75,255)	(47,369)	(41,318)	(34,289)

Net investment income	186,684	94,221	67,190	59,163	45,113

Realized and unrealized gains (losses)	4,220	24,017	(47,565)	(24,059)	(17,522)

Net increase in net assets from operations	$190,904	$118,238	$19,625	$35,104	$27,591

Per Share Data:
Net increase in net assets from operations(1)	$1.67	$1.38	$0.33	$1.11	$1.17
Distributions declared per share	$(1.22)	$(1.21)	$(1.33)	$(1.62)	$(1.59)
Average weighted shares outstanding for the period	114,394,554	85,978,757	59,429,222	31,559,905	23,626,642
Assets and Liabilities Data:
Investments	$2,094,221	$1,463,010	$748,483	$547,168	$497,530
Other assets	161,303	86,307	84,212	119,857	44,248

Total assets	2,255,524	1,549,317	832,695	667,025	541,778

Amount drawn on credit facility	96,000	84,200	100,300	124,800	91,167
Senior convertible notes	447,500	322,500	—	—	—
Senior unsecured notes	100,000	—	—	—	—
InterNotes®	20,638	—	—	—	—
Amount owed to related parties	8,571	7,918	9,300	6,713	6,641
Other liabilities	70,571	20,342	11,671	2,916	14,347

Total liabilities	743,280	434,960	121,271	134,429	112,155

Net assets	$1,511,974	$1,114,357	$711,424	$532,596	$429,623

Investment Activity Data:
No. of portfolio companies at period end	82	72	58	30	29 (2)
Acquisitions	$1,120,659	$953,337	$364,788 (3)	$98,305	$311,947
Sales, repayments, and other disposals	$500,952	$285,562	$136,221	$27,007	$127,212
Weighted-Average Yield at end of period(4)	13.6%	12.8%	16.2%	14.6%	15.5%

(1)
Per share data is based on average weighted shares for the period

(2)
Includes a net profits interest in Charlevoix Energy Trading LLC ("Charlevoix"), remaining after loan was paid.

(3)
Includes $207,126 of acquired portfolio investments from Patriot Capital Funding, Inc.

(4)
Excludes equity investments and non-performing loans.

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

        We seek to be a long-term investor with our portfolio companies. From our July 27, 2004 inception to the fiscal year ended June 30, 2007, we invested primarily in industries related to the industrial/energy economy. Since then, we have widened our strategy to focus in other sectors of the economy and continue to reduce our exposure to the energy industry, and our holdings in the energy and energy related industries now represent less than 7% of our investment portfolio.

        The aggregate value of our portfolio investments was $2,094,221 and $1,463,010 as of June 30, 2012 and June 30, 2011, respectively. During the fiscal year ended June 30, 2012, our net cost of investments increased by $663,579, or 46.2%, as a result of thirty-eight new investments, seventeen follow-on investments and revolver advances of $1,115,012, accrued of payment-in-kind interest of $5,647 and accretion of purchase discount of $7,284, while we received full repayment on seventeen investments, sold five investments and received several partial prepayments and revolver repayments totaling of $500,952, including a net realized gain of $36,588. During the year ended June 30, 2012, Deb Shops, Inc. ("Deb Shops") filed for bankruptcy and a plan for reorganization was proposed. The plan was approved by the bankruptcy court and our debt position was eliminated with no payment to us. As a result, we determined that the impairment of Deb Shops was other-than-temporary on September 30, 2011 and recorded a realized loss of $14,607 for the full amount of the amortized cost. The asset was completely written off when the plan of reorganization was approved. This realized loss was primarily offset the sale of our shares in NRG Manufacturing Inc. ("NRG") common stock for which we realized a gain of $36,940. The remaining net realized gain of $14,255 is primarily due to the sale of our equity investments in C&J Cladding, LLC ("C&J"), The Copernicus Group, Inc. ("Copernicus"), Nupla Corporation ("Nupla") and Sport Helmets Holdings, LLC ("Sport Helmets").

        Compared to the end of last fiscal year (ended June 30, 2011), net assets increased by $397,617 or 35.7% during the year ended June 30, 2012, from $1,114,357 to $1,511,974. This increase resulted from the issuance of new shares of our common stock (less offering costs) in the amount of $337,562, dividend reinvestments of $10,530, and another $190,904 from operations. These increases, in turn, were offset by $141,379 in dividend distributions to our stockholders. The $190,904 increase in net assets resulting from operations is net of the following: net investment income of $186,684, net realized gain on investments of $36,588, and a decrease in net assets due to changes in net unrealized depreciation of investments of $32,368.

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ and those differences could be material.

Fourth Quarter Highlights

Investment Transactions

        On April 2, 2012 we made an investment of $22,000 to purchase 51.2% of the subordinated notes in Galaxy XII CLO, Ltd ("Galaxy").

        On April 16, 2012, we made a senior secured debt investment of $15,000 to support the acquisition of Nixon, Inc. ("Nixon"), a designer and distributor of watches and accessories. The first lien note bears interest in cash at 8.75% and interest in kind of 2.75% and has a final maturity of April 16, 2018.

        On April 20, 2012 we made an investment of $43,195 to purchase 71.1% of the LP Certificates in Symphony CLO IX, Ltd ("Symphony").

        On May 8, 2012, SonicWALL, Inc. ("SonicWALL") repaid the $23,000 loan receivable to us.

        On May 17, 2012, we made an investment of $50,000 in Archipelago Learning, Inc. ("Archipelago"), providers of educational software which deliver online curriculum and assessments to the U.S. educational market. The second lien note bears interest in cash at the greater of 11.25% or Libor plus 9.75% and has a final maturity of May 17, 2019.

        On May 21, 2012, we made a follow-on investment of $10,500 in Stauber Performance Ingredients, Inc ("Stauber"). The first lien note bears interest in cash at the greater of 10.5% or Libor plus 7.5% and has a final maturity of May 21, 2017.

        On May 31, 2012, Copernicus repaid the remaining $17,596 loan receivable to us and we received $2,562 for our preferred stock positions, resulting in a realized gain of $2,283.

        On June 1, 2012, we made a senior secured second lien investment of $17,500 in Southern Management Corporation ("SMC"). The second lien note bears interest in cash at 12.0% and interest in kind of 5.0% and has a final maturity of May 31, 2017.

        On June 1, 2012, we sold our membership interests in C&J for $4,000, recognizing a realized gain of $3,420 on the sale, and received an advisory fee of $1,500.

        On June 7, 2012, we provided $51,100 of senior secured financing to Naylor, LLC ("Naylor"), an outsourced provider of media and communications services to professional, trade and interest associations, of which $48,600 was funded at closing. The first lien notes bear interest in cash at the greater of 11.0% or Libor plus 8.0% and has a final maturity of June 7, 2017.

        On June 7, 2012, we made an investment of $27,449 to purchase 73.6% of the unrated subordinated notes in Babson CLO Ltd. 2012-IIA ("Babson 2012-IIA").

        On June 14, 2012, we made an investment of $18,723 to purchase 52.7% of the subordinated notes in Apidos CLO IX ("Apidos IX").

        On June 15, 2012, we acquired 80.1% of the businesses of First Tower LLC ("First Tower") for $110,200 in cash and 14,518,207 unregistered shares of our common stock. Based on our share price of $11.06 at the time of issuance, we acquired our 80.1% interest in First Tower for approximately $270,771. As consideration for our investment, First Tower Holdings of Delaware LLC ("First Tower Delaware"), which is 100% owned by us, recorded a secured revolving credit facility to us of $244,760 and equity of $43,193. First Tower Delaware owns 80.1% of First Tower Holdings LLC, the holding company of First Tower. The assets of First Tower acquired include, among other things, the subsidiaries owned by First Tower, which hold finance receivables, leaseholds, and tangible property associated with First Tower's businesses. We received $8,075 in structuring fee income as part of the acquisition.

        On June 15, 2012, we exited our investment in Nupla for a sales price of $6,850. After payment of expenses, including accumulated managerial assistance of $450 paid to our Administrator and a $1,500 structuring fee paid to us, the proceeds were applied to repayment of the loans receivable to us, resulting in a realized gain of $2,907, as this loan was acquired in the Patriot Capital acquisition at a discount to the par amount outstanding.

        On June 22, 2012, we made an investment of $25,810 to purchase 51.0% of the subordinated notes in Madison Park Funding IX, Ltd ("Madison IX").

        On June 29, 2012, Sport Helmets repaid the $17,556 loan receivable to us. We recognized $2,585 of accelerated purchase discount accretion in the quarter ended June 30, 2012.

Equity Issuance

        On June 1, 2012, we and KeyBanc Capital Markets Inc. entered into an equity distribution agreement relating to sales by us through KeyBanc Capital Markets, by means of at-the-market offerings from time to time, of up to 9,500,000 shares of our common stock (the "ATM Program"). During the period from June 7, 2012 to June 30, 2012, we sold 2,952,489 shares of our common stock at an average price of $11.22 per share, and raised $33,130 of gross proceeds, under the ATM Program. Net proceeds were $32,615 after 1% commission to the broker-dealer on shares sold and offering costs.

        On April 20, 2012, May 24, 2012 and June 22, 2012, we issued 85,063, 81,773 and 72,407 shares of our common stock in connection with the dividend reinvestment plan, respectively.

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

Credit Facility

        On April 4, 2012, April 17, 2012, June 8, 2012 and June 13, 2012 we closed increases to our commitments to our credit facility of $15,000, $57,500, $5,000 and $5,000, respectively. Total commitments to the credit facility were $492,500 as of June 30, 2012.

Debt Issuance

        During the quarter ended June 30, 2012, we issued $15,173 in aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of approximately $14,857, as follows:

Date of Issuance	Amount	Interest Rate	Maturity Date
April 5, 2012	$4,000	6.85%	April 15, 2022
April 12, 2012	2,462	6.70%	April 15, 2022
April 26, 2012	2,054	6.50%	April 15, 2022
June 14, 2012	2,657	6.95%	June 15, 2022
June 28, 2012	4,000	6.55%	June 15, 2019

        On April 16, 2012, we issued $130,000 in aggregate principal amount of 5.375% senior convertible notes due 2017 (the "2017 Notes") for net proceeds following underwriting expenses of approximately $126,035. Other than the coupon and maturity date, the 2017 Notes have terms that are substantially similar to the terms of our 5.50% senior convertible notes due 2016 (the "2016 Notes").

        On May 1, 2012, we issued $100,000 in aggregate principal amount of 6.95% senior unsecured notes due 2022 for net proceeds net of offering expenses of approximately $96,800 (the "2022 Notes").

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

        The fair value of Patriot's investments was determined by the Board of Directors in conjunction with an independent valuation agent. This valuation resulted in a purchase price of $207,126 which was $98,150 below the amortized cost of such investments. During the year ended June 30, 2012, we recognized $6,613 of interest income due to purchase discount accretion from the assets acquired from Patriot. Included in the $6,613 is $3,083 of normal accretion and $3,530 of accelerated accretion resulting from the repayment of Mac & Massey, Nupla, ROM and Sport Helmets.

        During the year ended June 30, 2011, we recognized $22,084 of interest income due to purchase discount accretion from the assets acquired from Patriot. Included in the $22,084 is $4,912 of normal accretion, $12,035 of accelerated accretion resulting from the repayment of Impact Products, LLC ("Impact Products"), Label Corp Holdings Inc ("Label Corp") and Prince Mineral Company, Inc. ("Prince") and $4,968 of accelerated accretion resulting from the recapitalization of our debt investments in Arrowhead General Insurance Agency, Inc. ("Arrowhead"), Copernicus, Fischbein, LLC ("Fischbein") and Northwestern Management Services, LLC ("Northwestern"). The restructured loans for Arrowhead, Copernicus, Fischbein and Northwestern were issued at market terms comparable to other industry transactions. In accordance with ASC 320-20-35 the cost basis of the new loan was recorded at par value, which precipitated the acceleration of original purchase discount from the loan repayment which was recognized as interest income.

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

Investment Holdings

        As of June 30, 2012, we continue to pursue our investment strategy. In May 2007, we changed our name to "Prospect Capital Corporation" and terminated our policy to invest at least 80% of our net assets in energy companies. Since that time, we have reduced our exposure to the energy industry, and our holdings in the energy and energy related industries now represent less than 20% of our investment portfolio.

        At June 30 2012, approximately $2,094,221 or 138.5% of our net assets are invested in 82 long-term portfolio investments and 7.8% of our net assets invested in money market funds.

        During the year ended June 30, 2012, we originated $1,115,012 of new investments. Our origination efforts are focused primarily on secured lending, to reduce the risk in the portfolio, investing primarily in first lien loans, and subordinated notes in CLOs, though we also continue to close selected junior debt and equity investments. In addition to targeting investments senior in corporate capital structures with our new originations, we have also increased our origination business mix of third party private equity sponsor owned companies, which tend to have more third party equity capital supporting our debt investments than non-sponsor transactions. Our performing loan's annualized current yield increased from 12.8% as of June 30, 2011 to 13.6% as of June 30, 2012 across all long-term investments. This increase in yield is primarily due to the acquisition of First Tower. Excluding our loans to First Tower, our annualized current yield would have been 12.5% as of June 30, 2012. We expect Prospect's current asset yield may continue to decline modestly as we continue to reduce credit risk. Generally, we have seen a decrease in interest rates on first lien loans issued during our fiscal years ended June 30, 2011 and June 30, 2012 in comparison to the rates in effect at June 30, 2010 along with the effects from reducing the percentage level of second lien loans. Monetization of other equity positions that we hold is not included in this yield calculation. In many of our portfolio companies we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.

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

        As of June, 2012, we own controlling interests in AIRMALL USA, Inc. ("AIRMALL"), Ajax Rolled Ring & Machine, Inc. ("Ajax"), AWCNC, LLC, Borga, Inc., Energy Solutions Holdings, Inc. ("Energy Solutions"), First Tower, Integrated Contract Services, Inc. ("ICS"), Manx Energy, Inc. ("Manx"), NMMB Holdings, Inc. ("NMMB"), R-V Industries, Inc. ("R-V") and Wolf Energy Holdings, Inc. ("Wolf"). We also own an affiliated interest in BNN Holdings Corp. f/k/a Biotronic NeuroNetwork ("Biotronic"), Boxercraft Incorporated ("Boxercraft") and Smart, LLC.

        The following is a summary of our investment portfolio by level of control at June 30, 2012 and June 30, 2011, respectively:

	June 30, 2012				June 30, 2011
Level of Control	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio
Control	$518,015	24.7%	$564,489	27.0%	$262,301	18.3%	$310,072	21.2%
Affiliate	44,229	2.1%	46,116	2.2%	56,833	4.0%	72,337	4.9%
Non-control/Non-affiliate	1,537,069	73.2%	1,483,616	70.8%	1,116,600	77.7%	1,080,601	73.9%

Total Portfolio	$2,099,313	100.0%	$2,094,221	100.0%	$1,435,734	100.0%	$1,463,010	100.0%

        The following is our investment portfolio presented by type of investment at June 30, 2012 and June 30, 2011, respectively:

	June 30, 2012				June 30, 2011
Type of Investment	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio
Revolving Line of Credit	$1,145	0.1%	$868	0.0%	$7,144	0.5%	$7,278	0.5%
Senior Secured Debt	1,138,991	54.3%	1,080,053	51.6%	822,582	57.3%	789,981	54.0%
Subordinated Secured Debt	544,363	25.9%	488,113	23.3%	491,188	34.2%	448,675	30.7%
Subordinated Unsecured Debt	72,617	3.5%	73,195	3.5%	54,687	3.8%	55,336	3.8%
CLO Debt	27,258	1.3%	27,717	1.3%	—	—%	—	—%
CLO Residual Interest	214,559	10.2%	218,009	10.4%	—	—%	—	—%
Preferred Stock	31,323	1.5%	29,155	1.4%	31,979	2.2%	25,454	1.7%
Common Stock	61,459	2.9%	137,198	6.6%	19,865	1.4%	116,076	7.9%
Membership Interests	5,437	0.2%	13,844	0.7%	6,128	0.4%	15,392	1.1%
Overriding Royalty Interests	—	—%	1,623	0.1%	—	—%	2,168	0.1%
Escrows Receivable	—	—%	17,686	0.8%	—	—%	—	—%
Warrants	2,161	0.1%	6,760	0.3%	2,161	0.2%	2,650	0.2%

Total Portfolio	$2,099,313	100.0%	$2,094,221	100.0%	$1,435,734	100.0%	$1,463,010	100.0%

        The following is our investments in debt securities presented by type of security at June 30, 2012 and June 30, 2011, respectively:

	June 30, 2012				June 30, 2011
Level of Control	Cost	Percent of Debt Securities	Fair Value	Percent of Debt Securities	Cost	Percent of Debt Securities	Fair Value	Percent of Debt Securities
First Lien	$1,147,599	64.3%	$1,088,887	65.2%	$902,031	65.6%	$854,975	65.7%
Second Lien	536,900	30.1%	480,147	28.7%	418,883	30.5%	390,959	30.0%
Unsecured	72,617	4.1%	73,195	4.4%	54,687	4.0%	55,336	4.3%
CLO Debt	27,258	1.5%	27,717	1.7%	—	—%	—	—%

Total Debt Securities	$1,784,374	100.0%	$1,669,946	100.0%	$1,375,601	100.0%	$1,301,270	100.0%

        The following is our investment portfolio presented by geographic location of the investment at June 30, 2012 and June 30, 2011, respectively:

	June 30, 2012				June 30, 2011
Geographic Location	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio
Canada	$15,134	0.7%	$17,040	0.8%	$74,239	5.2%	$75,207	5.1%
Cayman Islands	241,817	11.5%	245,726	11.7%	—	—%	—	—%
Ireland	14,918	0.7%	15,000	0.7%	14,908	1.0%	15,000	1.0%
Midwest US	427,430	20.4%	377,139	18.0%	358,540	25.0%	340,251	23.4%
Northeast US	293,181	14.0%	313,437	15.0%	242,039	16.9%	234,628	16.0%
Southeast US	642,984	30.6%	634,945	30.4%	234,528	16.3%	208,226	14.2%
Southwest US	193,627	9.2%	234,433	11.2%	189,436	13.2%	266,004	18.2%
Western US	270,222	12.9%	256,501	12.2%	322,044	22.4%	323,694	22.1%

Total Portfolio	$2,099,313	100.0%	$2,094,221	100.0%	$1,435,734	100.0%	$1,463,010	100.0%

        The following is our investment portfolio presented by industry sector of the investment at June 30, 2012 and June 30, 2011, respectively:

	June 30, 2012				June 30, 2011
Industry	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio
Aerospace and Defense	$56	—%	$—	—%	$56	—%	$35	—%
Automobile / Auto Finance	32,806	1.6%	32,478	1.6%	41,924	2.9%	42,444	2.9%
Biomass Power(1)	—	—%	—	—%	2,540	0.2%	—	—%
Business Services	3,164	0.2%	3,288	0.2%	6,604	0.5%	6,787	0.5%
Chemicals	58,104	2.8%	58,104	2.8%	25,277	1.8%	25,277	1.7%
Commercial Services	80,418	3.8%	80,407	3.8%	34,625	2.4%	34,625	2.4%
Consumer Finance	305,521	14.6%	305,521	14.6%	—	—%	—	—%
Consumer Services	146,335	7.0%	147,809	7.1%	68,286	4.8%	68,286	4.7%
Contracting	15,949	0.8%	—	—%	18,220	1.3%	1,767	0.1%
Diversified Financial Services	260,219	12.3%	264,128	12.6%	—	—%	—	—%
Diversified / Conglomerate Service	—	—%	35	—%	—	—%	—	—%
Durable Consumer Products	153,327	7.3%	152,862	7.3%	141,779	9.9%	144,362	9.9%
Ecological	141	—%	240	—%	141	—%	194	—%
Electronics	—	—%	144	—%	588	—%	1,374	0.1%
Energy(1)	63,245	3.0%	126,868	6.1%	—	—%	—	—%
Food Products	101,975	4.9%	96,146	4.5%	144,503	10.1%	146,498	10.0%
Gas Gathering and Processing(1)	—	—%	—	—%	42,003	2.9%	105,406	7.2%
Healthcare	141,990	6.8%	143,561	6.9%	156,396	10.9%	163,657	11.2%
Home and Office Furnishings, Housewares and Durable	—	—%	—	—%	1,916	0.1%	6,109	0.4%
Insurance	83,461	4.0%	83,461	4.0%	86,850	6.0%	87,448	6.0%
Machinery	4,684	0.2%	6,485	0.3%	13,179	0.9%	13,171	0.9%
Manufacturing	95,191	4.5%	127,127	6.1%	114,113	7.9%	136,039	9.3%
Media	165,866	7.9%	161,843	7.7%	121,302	8.4%	121,300	8.3%
Metal Services and Minerals	—	—%	—	—%	580	—%	4,699	0.3%
Mining, Steel, Iron and Non-Precious Metals and Coal Production(1)	—	—%	—	—%	1,448	0.1%	—	—%
Oil and Gas Equipment Services	7,188	0.3%	7,391	0.4%	—	—%	—	—%
Oil and Gas Production	130,928	6.2%	38,993	1.9%	124,662	8.7%	70,923	4.8%
Oilfield Fabrication	—	—%	—	—%	23,076	1.6%	23,076	1.6%
Personal and Nondurable Consumer Products	39,351	1.8%	39,968	1.9%	15,147	1.1%	23,403	1.6%
Production Services	268	—%	2,040	0.1%	14,387	1.0%	15,357	1.0%
Property Management	51,770	2.5%	47,982	2.2%	52,420	3.7%	51,726	3.5%
Retail	63	—%	129	—%	14,669	1.0%	145	—%
Shipping Vessels(1)	—	—%	—	—%	11,303	0.8%	3,079	0.2%
Software & Computer Services	53,908	2.6%	54,711	2.6%	37,890	2.7%	38,000	2.7%
Specialty Minerals	37,732	1.8%	44,562	2.1%	30,169	2.1%	34,327	2.3%
Textiles and Leather	15,123	0.7%	17,161	0.8%	12,931	0.9%	15,632	1.1%
Transportation	50,530	2.4%	50,777	2.4%	76,750	5.3%	77,864	5.3%

Total Portfolio	$2,099,313	100.0%	$2,094,221	100.0%	$1,435,734	100.0%	$1,463,010	100.0%

(1)
During the quarter ended December 31, 2011, our ownership of Change Clean Energy Holdings, Inc. ("CCEHI") and Change Clean Energy, Inc. ("CCEI"), Freedom Marine Holdings, LLC ("Freedom Marine") and Yatesville Coal Holdings, Inc. ("Yatesville") was transferred to Energy Solutions to consolidate all of our energy holdings under one management team.

Portfolio Investment Activity

        During the year ended June 30, 2012, we acquired $1,000,885 of new investments, completed follow-on investments in existing portfolio companies, totaling approximately $112,627, funded $1,500 of revolver advances, and recorded PIK interest of $5,647, resulting in gross investment originations of $1,120,659. The more significant of these investments are described briefly in the following:

          On July 1, 2011, we made a senior secured follow-on investment of $2,300 in Boxercraft to support the acquisition of Jones & Mitchell, a supplier of college-licensed apparel. The first lien note bears interest in cash at Libor plus 7.50% and has a final maturity on September 16, 2013.

          On July 8, 2011, we made a senior secured investment of $39,000 to support the recapitalization of Totes Isotoner Corporation ("Totes"). The second lien note bears interest in cash at the greater of 10.75% or Libor plus 9.25% and has a final maturity on January 8, 2018.

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

          On August 9, 2011, we made an investment of $32,116 to purchase 66.2% of the unrated subordinated notes in Babson CLO Ltd 2011-I.

          On September 16, 2011, we acted as the facility agent and lead lender of a syndication of lenders that collectively provided $132,000 in senior secured financing to support the financing of Capstone Logistics, LLC ("Capstone"), a leading logistics company. This company provides a broad array of logistics services to a diverse group of blue chip customers in the grocery, food service, retail, and specialty automotive industries. As of June 30, 2012 our investment is $75,418 structured as $33,793 of Term Loan A and $41,625 of Term Loan B first lien notes. After the financing, we received repayment of the loan that was outstanding for Progressive Logistics Services, LLC. The Term Loan A notes bear interest in cash at the greater of 7.50% or Libor plus 5.50% and have a final maturity on September 16, 2016. The Term Loan B notes bear interest in cash at the greater of 13.50% or Libor plus 11.50% and have a final maturity on September 16, 2016.

          On September 30, 2011, we provided a $23,000 senior secured loan to support the recapitalization of Anchor Hocking, LLC ("Anchor Hocking"), a leading designer, manufacturer, and marketer of high quality glass products for the retail, food service, and OEM channels. The second lien note bears interest in cash at the greater of 10.50% or Libor plus 9.00% and has a final maturity on September 27, 2016.

          On October 13, 2011 and October 19, 2011, we made investments of $9,319 and $1,358, respectively, to purchase 32.9% of the unrated subordinated notes to Apidos CLO VIII, Ltd ("Apidos VIII").

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

          On December 2, 2011, we made a secured second-lien follow-on investment of $7,500 to American Gilsonite Company ("American Gilsonite") for a dividend recapitalization. After the financing, we received a $1,383 dividend as a result of our equity holdings in American Gilsonite. The second lien note bears interest in cash at the greater of 12.0% or Libor plus 10.0% and interest in kind of 2.5% and has a final maturity on March 10, 2016.

          On December 22, 2011, we made a secured first lien investment of $31,083 to VanDeMark Chemicals, Inc ("VanDeMark"), a specialty chemical manufacturer. The secured loan bears interest in cash at the greater of 12.2% or Libor plus 10.2% and has a final maturity on December 31, 2014.

          On December 22, 2011, we made an investment of $17,900 to purchase 13.2% of the secured Class D Notes and 86.0% of the unsecured Class E Notes in CIFC Funding 2011-I, Ltd ("CIFC"). The $2,500 secured Class D Notes bear interest in cash at Libor plus 5.0% and have a final maturity date on January 19, 2023. The $15,400 unsecured Class E Notes bear interest in cash at Libor plus 7.0% and have a final maturity on January 19, 2023.

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

          On December 28, 2011, we made a secured debt investment of $37,218 to support the recapitalization of NRG. After the financing, we received repayment of the $13,080 loan that was previously outstanding and a dividend of $6,711 as a result of our equity holdings. In addition, we sold 392 shares of NRG common stock for $13,266, realizing a gain of $12,131. Our remaining 408 shares of NRG common stock held by us were sold back to NRG on February 2, 2012. The secured first lien note bears interest at 15.0% and has a final maturity on December 27, 2016.

          On December 30, 2011, we provided $8,000 of senior secured debt to Hi-Tech Testing Service, Inc. and Wilson Inspection X-Ray Services, Inc, a provider of non-destructive testing services to detect leaks and other defects in pipes, vessels, and related equipment for the oil and gas pipeline, chemical and paper and pulp industries. The secured note bears interest in cash at 11.0% and has a final maturity on September 26, 2016.

          On January 12, 2012, we made a follow-on investment of $16,500 to purchase 86.8% of the secured Class D Notes in CIFC. The secured Class D Notes bear interest in cash at Libor plus 5.0% and have a final maturity date on January 19, 2023.

          On January 17, 2012, we provided $18,332 of secured second-lien financing to National Bankruptcy Solutions, LLC, a financial services processing company purchased by a leading private equity sponsor. The second lien note bears interest in cash at the greater of 12.00% or Libor plus 9.0% and interest in kind of 1.50% and has a final maturity of July 17, 2017.

          On February 10, 2012, we provided $15,000 of secured second-lien financing to Rocket Software, Inc., a leading global infrastructure software company. The second lien note bears interest in cash at the greater of 10.25% or Libor plus 8.75% and has a final maturity of February 8, 2019.

          On February 15, 2012, we provided $25,000 of secured second-lien financing to Blue Coat Systems, Inc., a leading provider of Web security and wide area network (WAN) optimization solutions. The second lien note bears interest in cash at the greater of 11.50% or Libor plus 10.0% and has a final maturity of August 15, 2018.

          On February 24, 2012, we made a follow-on investment of $7,856 to purchase 23.9% of the unrated subordinated notes to Apidos VIII.

          On February 28, 2012, we made a senior secured follow-on investment of $9,500 in Clearwater Seafoods LP ("Clearwater") to finance the repayment of a senior secured note due to mature in 2012 and settle outstanding claims senior to our own investment. The second lien note bears interest in cash at 12.00% and has a final maturity of February 4, 2016.

          On February 29, 2012, we provided $15,000 of secured second-lien financing to Focus Brands, Inc., a leading franchiser and operator of restaurants, cafes, ice cream stores and retail bakeries. The second lien note bears interest in cash at the greater of 10.25% or Libor plus 9.00% and has a final maturity on August 21, 2018.

          On March 1, 2012, we made a senior secured follow-on investment of $27,500 in SG Acquisition Inc. ("Safe-Guard") to support a recapitalization. As of June 30, 2012, our investment is $26,367 structured as $12,686 of Term Loan C and $13,681 of Term Loan D first lien notes. The Term Loan C note bears interest in cash at the greater of 8.50% or Libor plus 6.50% and has a final maturity of March 18, 2016. The Term Loan D notes bears interest in cash at the greater of 14.50% or Libor plus 12.50% and has a final maturity of March 18, 2016.

          On March 14, 2012, we made an investment of $26,569 to purchase 74.4% of the unrated subordinated notes in Babson CLO Ltd 2012-I.

          On March 27, 2012, we provided $12,500 of senior secured financing to IDQ Holdings, Inc., a manufacturer of a refrigerant refill kit for automobile air conditioners. The senior secured note bears interest in cash at 11.50% and has a final maturity of April 1, 2017.

          On April 2, 2012 we made an investment of $22,000 to purchase 51.2% of the subordinated notes in Galaxy.

          On April 16, 2012, we made a senior secured debt investment of $15,000 to support the acquisition of Nixon, a designer and distributor of watches and accessories. The first lien note bears interest in cash at 8.75% and interest in kind of 2.75% and has a final maturity of April 16, 2018.

          On April 20, 2012 we made an investment of $43,195 to purchase 71.1% of the LP Certificates in Symphony.

          On May 17, 2012, we made an investment of $50,000 in Archipelago, providers of educational software which deliver online curriculum and assessments to the U.S. educational market. The second lien note bears interest in cash at the greater of 11.25% or Libor plus 9.75% and has a final maturity of May 17, 2019.

          On May 21, 2012, we made a follow-on investment of $10,500 in Stauber. The first lien note bears interest in cash at the greater of 10.5% or Libor plus 7.5% and has a final maturity of May 21, 2017.

          On June 1, 2012, we made a senior secured second lien investment of $17,500 in SMC. The second lien note bears interest in cash at 12.0% and interest in kind of 5.0% and has a final maturity of May 31, 2017.

          On June 7, 2012, we provided $51,100 of senior secured financing to Naylor, an outsourced provider of media and communications services to professional, trade and interest associations, of which $48,600 was funded at closing. The first lien notes bear interest in cash at the greater of 11.0% or Libor plus 8.0% and has a final maturity of June 7, 2017.

          On June 7, 2012, we made an investment of $27,449 to purchase 73.6% of the unrated subordinated notes in Babson 2012-IIA.

          On June 14, 2012, we made an investment of $18,723 to purchase 52.7% of the subordinated notes in Apidos IX.

          On June 15, 2012, we completed the acquisition of the businesses of First Tower. We acquired 80.1% of First Tower's businesses for $110,200 in cash and 14,518,207 unregistered shares of our common stock. The first lien note bears interest at the greater of 18.50% or Libor plus 17.0% and has a final maturity of June 30, 2022.

          On June 22, 2012, we made an investment of $25,810 to purchase 51.0% of the subordinated notes in Madison IX.

        During the year ended June 30, 2012, we closed-out fifteen positions which are briefly described below.

          On October 31, 2011, IEC-Systems, LP/Advanced Rig Services, LLC ("IEC/ARS") repaid the $20,909 loan receivable to us.

          On November 21, 2011, we received an equity distribution from the sale of our shares of Fairchild Industrial Products, Co. ("Fairchild") common and preferred stock, realizing $1,549 of gross proceeds and a total gain of $960 on settlement of the investment.

          On December 29, 2011, Iron Horse Coiled Tubing, Inc ("Iron Horse") repaid the $11,338 loan receivable to us.

          On December 30, 2011, we exited our investment in Mac & Massey Holdings, LLC ("Mac & Massey") and received $10,239 for repayment of the $9,323 loan receivable to us and monetization of our equity position, resulting in a realized gain of $820. We recognized $694 of accelerated purchase discount accretion in the quarter ended December 31, 2011.

          On January 9, 2012, Arrowhead repaid the $27,000 loan receivable to us.

          On January 31, 2012, AFI repaid the $7,441 loan receivable to us.

          On February 2, 2012, NRG was sold to an outside buyer for $123,258. In conjunction with the sale, the $37,218 loan that was outstanding was repaid. We also received a $26,936 make-whole fee for early repayment of the outstanding loan, which was recorded as interest income in the year ended June 30, 2012. Further, we received a $3,800 advisory fee for the transaction, which was recorded as other income in the year ended June 30, 2012. After expenses, including the make whole and advisory fees discussed above, $40,886 was available to be distributed to stockholders. While our 408 shares of NRG common stock represented 67.1% of the ownership, we received net proceeds of $25,991 as our contribution to the escrow amount was proportionately higher than the other shareholders. In connection with the sales, we recognized a realized gain of $24,810 in the results for year ended June 30, 2012. In total, we received proceeds of $93,977 at closing. In addition, there is $11,125 being held in escrow of which 80% is due to us upon release of the escrowed amounts. This will be recognized as additional gain when and if received.

          On March 16, 2012, VPSI, Inc. repaid the $16,958 loan receivable to us.

          On March 23, 2012, Anchor Hocking repaid the $20,444 loan receivable to us.

          On March 30, 2012, ROM repaid the $31,638 loan receivable to us.

          On May 8, 2012, SonicWALL repaid the $23,000 loan receivable to us.

          On May 31, 2012, Copernicus repaid the remaining $17,596 loan receivable to us and we received $2,562 for our preferred stock positions, resulting in a realized gain of $2,283.

          On June 1, 2012, we sold our membership interests in C&J for $4,000, recognizing a realized gain of $3,420 on the sale, and received an advisory fee of $1,500.

          On June 15, 2012, we exited our investment in Nupla for a sales price of $6,850. After payment of expenses, including accumulated managerial assistance of $450 paid to our Administrator and a $1,500 structuring fee paid to us, the proceeds were applied to repayment of the loans receivable to us, resulting in a realized gain of $2,907, as this loan was acquired in the Patriot Capital acquisition at a discount to the par amount outstanding.

          On June 29, 2012, Sport Helmets repaid the $17,556 loan receivable to us. We recognized $2,585 of accelerated purchase discount accretion in the quarter ended June 30, 2012.

        During the year ended June 30, 2012, we also received principal amortization payments of $23,923 on several loans, and $38,418 of partial prepayments primarily related to AIRMALL, AFI, Ajax, Byrider Systems Acquisition Corp., Copernicus, EXL, Fischbein, Iron Horse, LHC, Nupla, Northwestern, Progrexion Holdings, Inc. ("Progrexion"), ROM, Seaton Corp. and Stauber Performance Ingredients, Inc.

        During the year ended June 30, 2012, we recognized $6,613 of interest income due to purchase discount accretion from the assets acquired from Patriot. Included in the $6,613 is $3,083 of normal accretion and $3,530 of accelerated accretion resulting from the repayment of Mac & Massey, Nupla, ROM and Sport Helmets. We expect to recognize $284 of normal accretion during the three months ended September 30, 2012.

        During the year ended June 30, 2011, we recognized $22,084 of interest income due to purchase discount accretion from the assets acquired from Patriot. Included in the $22,084 is $4,912 of normal accretion, $12,035 of accelerated accretion resulting from the repayment of Impact Products, Label Corp and Prince, and $4,968 of accelerated accretion resulting from the recapitalization of our debt investments in Arrowhead, Copernicus, Fischbein and Northwestern. The restructured loans for Arrowhead, Copernicus, Fischbein and Northwestern were issued at market terms comparable to other industry transactions. In accordance with ASC 320-20-35 the cost basis of the new loans were recorded at par value, which precipitated the acceleration of original purchase discount from the loan repayments which were recognized as interest income.

        During the period from the acquisition of Patriot on December 2, 2009 to June 30, 2010, we recognized $18,795 of interest income due to purchase discount accretion from the assets acquired from Patriot. Included in this amount is $4,579 of normal accretion and $14,216 of accelerated accretion resulting from the early repayments of four loans, three revolving lines of credit, sale of one investment position and restructuring of our loans to AFI, EXL, LHC, Prince and ROM. The revised terms were more favorable than the original terms and increased the present value of the future cash flows. In accordance with ASC 320-20-35 the cost basis of the new loans were recorded at par value, which precipitated the acceleration of original purchase discount from the loan repayment which was recognized as interest income.

        The following is a quarter-by-quarter summary of our investment activity:

Quarter-End	Acquisitions(1)	Dispositions(2)
June 30, 2012	$573,314	$146,292
March 31, 2012	170,073	188,399
December 31, 2011	154,697	120,206
September 30, 2011	222,575	46,055
June 30, 2011	312,301	71,738
March 31, 2011	359,152	78,571
December 31, 2010	140,933	67,405
September 30, 2010	140,951	68,148
June 30, 2010	88,973	39,883
March 31, 2010	59,311	26,603
December 31, 2009(3)	210,438	45,494
September 30, 2009	6,066	24,241
June 30, 2009	7,929	3,148
March 31, 2009	6,356	10,782
December 31, 2008	13,564	2,128
September 30, 2008	70,456	10,949
June 30, 2008	118,913	61,148
March 31, 2008	31,794	28,891
December 31, 2007	120,846	19,223
September 30, 2007	40,394	17,949
June 30, 2007	130,345	9,857
March 31, 2007	19,701	7,731
December 31, 2006	62,679	17,796
September 30, 2006	24,677	2,781
June 30, 2006	42,783	5,752
March 31, 2006	15,732	901
December 31, 2005	—	3,523
September 30, 2005	25,342	—
June 30, 2005	17,544	—
March 31, 2005	7,332	—
December 31, 2004	23,771	32,083
September 30, 2004	30,371	—

Since inception	$3,249,313	$1,157,677

(1)
Includes new deals, additional fundings, refinancings and PIK interest.

(2)
Includes scheduled principal payments, prepayments and refinancings.

(3)
The $210,438 of acquisitions for the quarter ended December 31, 2009 includes $207,126 of portfolio investments acquired from Patriot.

Investment Valuation

        In determining the fair value of our portfolio investments at June 30, 2012 the Audit Committee considered valuations from the independent valuation firm having an aggregate range of $2,018,360 to $2,190,139, excluding money market investments.

        In determining the range of value for debt instruments, the independent valuation firm generally shadow rated the investment and then based upon the range of ratings, determined appropriate yields to maturity for a loan rated as such. A discounted cash flow analysis was then prepared using the appropriate yield to maturity as the discount rate, yielding the ranges. For equity investments, the enterprise value was determined by applying EBITDA multiples for similar recent investment sales. For stressed equity investments, a liquidation analysis was prepared.

        The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties and comparable multiples for recent sales of companies within the industry. The composite of all these analysis, applied to each investment, was a total valuation of $2,094,221, excluding money market investments.

        Our portfolio companies are generally lower middle market companies, outside of the financial sector, with less than $150,000 of annual EBITDA. We believe our market has experienced less volatility than others because we believe there are more buy and hold investors who own these less liquid investments.

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

  AIRMALL USA, Inc.

          AIRMALL is a leading developer and manager of airport retail operations. AIRMALL has developed and presently manages all or substantially all of the retail operations and food and beverage concessions at Baltimore/Washington International Thurgood Marshall Airport (BWI), Boston Logan International Airport (BOS), Cleveland Hopkins International Airport (CLE) and Pittsburgh International Airport (PIT). AIRMALL does so pursuant to long-term, infrastructure-like contracts with the respective municipal agencies that own and operate the airports.

          On July 30, 2010, we invested $52,420 of combined debt and equity as follows: $30,000 senior term loan, $12,500 senior subordinated note and $9,920 preferred equity. We own 100% of AIRMALL's equity securities. AIRMALL's financial performance has been consistent since the acquisition and we continue to monitor the medium to long-term growth prospects for the company.

          The Board of Directors decreased the fair value of our investment in AIRMALL to $47,982 as of June 30, 2012, a discount of $3,788 from its amortized cost, compared to the $694 unrealized depreciation recorded at June 30, 2011.

  Ajax Rolled Ring & Machine, Inc.

          Ajax forges large seamless steel rings on two forging mills in the company's York, South Carolina facility. The rings are used in a range of industrial applications, including in construction equipment and power turbines. Ajax also provides machining and other ancillary services.

          We acquired a controlling equity interest in Ajax in a recapitalization of Ajax that was closed on April 4, 2008. We funded $22,000 of senior secured term debt, $11,500 of subordinated term debt and $6,300 of equity as of that closing. During the fiscal year ended June 30, 2010, we funded an additional $3,530 of secured subordinated debt to refinance a third-party revolver provider and provide working capital. Ajax repaid $3,461 of this secured subordinated debt during the quarter ended September 30, 2010. As of June 30, 2012, we control 78.01% of the fully-diluted common and preferred equity. The principal balance of our senior debt to Ajax was $20,167 and new debt was $15,035 as of June 30, 2012.

          The Board of Directors increased the fair value of our investment in Ajax to $52,410 as of June 30, 2012, a premium of $11,151 from its amortized cost, compared to the $7,822 unrealized depreciation recorded at June 30, 2011.

  Energy Solutions Holdings Inc. (f/k/a Gas Solutions Holdings, Inc.)

          Energy Solutions owns interests in other companies operating in the energy sector. These include operating offshore supply vessels and ownerships of a non-operating biomass plant and several coal mines. Energy Solutions subsidiaries formerly owned interests in a gas gathering and processing system in the East Texas.

          In December 2011, we completed a reorganization of Gas Solutions Holdings, Inc. ("GSHI") renaming the company Energy Solutions and transferring ownership of other operating companies owned by us and operating within the energy industry with the intent of strategically expanding Energy Solutions operations across energy sectors. As part of the reorganization, we transferred our equity interests in CCEHI, CCEI, Freedom Marine and Yatesville to Energy Solutions. On December 28, 2011, we made a follow-on investment of $4,750 to support the acquisition of a new vessel by Vessel Holdings LLC, a subsidiary of Freedom Marine.

          On January 4, 2012, Energy Solutions sold its gas gathering and processing assets ("Gas Solutions") for a sale price of $199,805, adjusted for the final working capital settlement, including a potential earnout of $28,000 that will be paid based on the future performance of Gas Solutions. Our loans to and investment in Energy Solutions remain outstanding as Energy Solutions and will continue as a portfolio company of Prospect managing other energy-related subsidiaries. The cash balances of Energy Solutions continue to collateralize our loan positions.

          In determining the value of Energy Solutions, we have utilized two valuation techniques to determine the value of the investment. Our Board of Directors has determined the value to be $126,868 for our debt and equity positions at June 30, 2012 based upon a combination of a current value method for the cash balances of Energy Solutions and a liquidation analysis for our interests in CCEHI, CCEI, Freedom Marine and Yatesville. At June 30, 2012 and June 30, 2011, Energy Solutions, including the underlying portfolio companies affected by the reorganization, was valued at $63,623 and $51,491 above its amortized cost, respectively. We received a distribution of $33,250 from Energy Solutions which was recorded as dividend income during the quarter ended June 30, 2012.

  First Tower Holdings of Delaware LLC

          First Tower is a multiline specialty finance company based in Flowood, Mississippi with over 150 branch offices.

          On June 15, 2012, we acquired 80.1% of First Tower's businesses for $110,200 in cash and 14,518,207 unregistered shares of our common stock. Based on our share price of $11.06 at the time of issuance, we acquired our 80.1% interest in First Tower for approximately $270,771. As consideration for our investment, First Tower Holdings of Delaware, which is 100% owned by us, recorded a secured revolving credit facility to us of $244,760 and equity of $43,193. First Tower Delaware owns 80.1% of First Tower Holdings LLC, the holding company of First Tower. The assets of First Tower acquired include, among other things, the subsidiaries owned by First Tower, which hold finance receivables, leaseholds, and tangible property associated with First Tower's businesses. We received $8,075 in structuring fee income as part of the acquisition.

          The Board of Directors set the fair value of our investment in First Tower to $287,953 as of June 30, 2012, equal to its amortized cost.

  Integrated Contract Services, Inc.

          ICS is a company that was created to purchase the assets of ESA Environmental Specialists, Inc. ("ESA") out of bankruptcy in April 2007. ESA was a contract management company with core expertise in construction, environmental and engineering services and competed in the market for government contracts. Prior to January 2009, ICS owned the assets of ESA and 100% of the stock of The Healing Staff ("THS"). THS is a contractor focused on providing outsourced medical staffing solutions primarily to government agencies.

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

          In January 2009, we foreclosed on the real and personal property of ICS. Through this foreclosure process, we gained 100% ownership of THS and certain ESA assets. THS provides outsourced medical staffing and security staffing services to governmental and commercial enterprises. In November 2009, THS was informed that the U.S. Air Force would not exercise its option to renew its contract. THS continues to solicit new contracts to replace the revenue lost when the Air Force contract ended. As part of its strategy to recovery from the loss of the Air Force contract, in 2010 THS started a new business, Vets Securing America, Inc. ("VSA"), to provide out-sourced security guards staffed primarily using retired military veterans. During the year ended June 30, 2011 and the six months ended December 31, 2011, we made follow-on secured debt investments of $1,708 and $874, respectively, to support the ongoing operations of THS and VSA. In early May 2012, we made short-term secured debt investments of $118 and $42, respectively, to support the operations of THS and VSA, which short term debt was repaid in early June 2012. There were no additional fundings during the six months ended June 30, 2012. In October 2011, we sold a building acquired from ESA for $894. In January 2012, we received $2,250 towards an ESA litigation settlement. The proceeds from both of these transactions were used to reduce the outstanding loan balance due to us. In May 2012, in connection with the implementation of accounts receivable based funding programs for THS and VSA with a third party provider we agreed to subordinate our first priority security interest in all of the accounts receivable and other assets of THS and VSA to the third party provider of that accounts receivable based funding.

          Based upon an analysis of the liquidation value of the ESA assets and the enterprise value of THS/VSA, our Board of Directors determined the fair value of our investment in ICS to be zero at June 30, 2012, a reduction of $15,949 from its amortized cost, compared to the $16,453 unrealized loss recorded at June 30, 2011.

  Manx Energy, Inc.

          Manx was formed for the purpose of rolling up the assets of two existing Prospect portfolio companies, Coalbed, LLC ("Coalbed") and Appalachian Energy Holdings, LLC ("AEH"), bringing them under new management, restructuring the outstanding debt, and infusing additional capital to allow for future growth. Coalbed is the owner of 100% of the outstanding equity interests of Coalbed Pipelines, LLC and Coalbed Operator, LLC. Coalbed was formed in October 2009 to acquire our outstanding senior secured loan and assigned interests in Conquest Cherokee, LLC ("Conquest"). Conquest's assets consisted primarily of coalbed methane reserves in the Cherokee Basin. AEH was formed in 2006 and is the owner of 100% of the outstanding equity interests of East Cumberland L.L.C., a provider of outsourced mine site development and construction services for coal production companies operating in Southern Appalachia, and C&S Oilfield and Pipeline Construction, a provider of support services to companies engaged in the exploration and production of oil and natural gas.

          On January 19, 2010, we modified the terms of our senior secured debt in AEH and Coalbed in conjunction with the formation of Manx, a new entity consisting of the assets of AEH, Coalbed and Kinley Exploration LLC. The assets of the three companies were combined under new common management. We funded $2,800 at closing to Manx to provide for working capital. A portion of our loans to AEH and Coalbed was exchanged for Manx preferred equity, while our AEH equity interest was converted into Manx common stock. There was no change to fair value at the time of restructuring, and we continue to fully reserve any income accrued for Manx. During the year ended June 30, 2011, we made a follow-on secured debt investments of $750 in Manx to support ongoing operations. On June 30, 2012, Manx assigned the membership interests of Coalbed and AEH to Wolf Energy Holdings, Inc. ("Wolf"), a newly-formed, separately owned holding company.

          The Board of Directors decreased the fair value of our investment in Manx to zero as of June 30, 2012, a reduction of $11,028 from its amortized cost, compared to the $17,707 unrealized loss recorded at June 30, 2011.

  Wolf Energy Holdings, Inc.

          Wolf Energy Holdings, Inc. ("Wolf") is a holding company formed to hold 100% of the outstanding membership interests of each of Coalbed and AEH. The membership interests of Coalbed and AEH, which were previously owned by Manx, were assigned to Wolf effective June 30, 2012. The purpose of assignment was to remove those activities from Manx deemed non-core by the Manx convertible debt investors who were not interested in funding those operations. In addition, effective June 29, 2012 C&J Cladding Holding Company, Inc. ("C&J") merged with and into Wolf, with Wolf surviving. At the time of the merger, C&J held the remaining undistributed proceeds from the sale of its membership interests in C&J Cladding, LLC. The merger was effectuated in connection with the broader simplification of our energy investment holdings.

          The Board of Directors set the fair value of our investment in Wolf to zero as of June 30, 2012, a reduction of $7,991 from its amortized cost.

        Equity positions in the portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results. Two of our portfolio companies experienced such volatility due to improved operating results and experienced meaningful increases in valuation during the year ended June 30, 2012—Ajax and R-V. The valuation of Ajax increased due to improved operating results and emergent customer base. The value of our equity position in Ajax has increased to $17,191 as of June 30, 2012, a premium of $11,134 to its cost, compared to the $6,057 unrealized loss recorded at June 30, 2011. The valuation of R-V has increased due to improved operating results. The value of our equity position in R-V has increased to $23,856 as of June 30, 2012, a premium of $17,087 to its cost, compared to the $1,348 unrealized gain recorded at June 30, 2011. Six of the other controlled investments have been valued at discounts to the original investment. Four of the control investments are valued at the original investment amounts or higher. Overall, at June 30, 2012, the control investments are valued at $46,474 above their amortized cost.

        We hold three affiliate investments at June 30, 2012. The affiliate investments reported strong operating results with valuations remaining relatively consistent from June 30, 2011. Our equity investment in Biotronic experienced a decrease in valuation as in the prior year we anticipated that the company would be sold at a substantial premium to our cost basis. This sales process was discontinued during the year ended June 30, 2012 as the buyer and Biotronic could not agree to terms acceptable to each party. The value of our equity position in Biotronic has decreased to $2,693 as of June 30, 2012, a discount of $186 to its amortized cost, compared to the $4,127 unrealized gain recorded at June 30, 2011. Overall, at June 30, 2012, affiliate investments are valued $1,887 above their amortized cost.

        With the Non-control/Non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is limited on the high side to each loan's par value, plus any prepayment premia that could be imposed. Many of the debt investments in this category have not experienced a significant change in value, as they were previously valued at or near par value. The exception to this categorization relates to investments which were acquired in the Patriot Acquisition, many of which were acquired at significant discounts to par value, and any changes in operating results or interest rates can have a significant effect on the value of such investments. During the year ended June 30, 2012, our investment in Stryker Energy, LLC ("Stryker") experienced a decrease in valuation due to declining operating results and lower natural gas prices. The value of our investment in Stryker has decreased to $1,623 as of June 30, 2012, a discount of $31,088 to its amortized cost, compared to the $6,706 unrealized loss recorded at June 30, 2011. The decrease was due primarily to a drop in natural gas prices during the year ended June 30, 2012. During the year ended June 30, 2012, our investment in H&M Oil & Gas, LLC ("H&M") also experienced a significant decrease in valuation due to declining operating results. The value of our investment in H&M has decreased to $35,031 as of June 30, 2012, a discount of $29,418 to its amortized cost, compared to the $21,556 unrealized loss recorded at June 30, 2011. Other Non-control/Non-affiliate investments did not experience significant changes in valuation and are generally performing as expected or better than expected. Overall, at June 30, 2012, other Non-control/Non-affiliate investments are valued $7,053 above their amortized cost, excluding our investments in H&M and Stryker.

Capitalization

        Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt currently consists of a revolving credit facility availing us of the ability to borrow debt subject to borrowing base determinations and Senior Convertible Notes which we issued in December 2010, February 2011 and April 2012, Prospect Capital InterNotes®, which we may issue from time to time, and our equity capital, which is comprised entirely of common equity. The following table shows the Revolving Credit Facility, Senior Convertible Notes, Senior Unsecured Notes and InterNotes® amounts and outstanding borrowings at June 30, 2012 and June 30, 2011:

	As of June 30, 2012		As of June 30, 2011
	Maximum Draw Amount	Amount Outstanding	Maximum Draw Amount	Amount Outstanding
Revolving Credit Facility	$492,500	$96,000	$325,000	$84,200
Senior Convertible Notes	$447,500	$447,500	$322,500	$322,500
Senior Unsecured Notes	$100,000	$100,000	$—	$—
InterNotes®	$20,638	$20,638	$—	$—

        The following table shows the contractual maturity of our Revolving Credit Facility, Senior Convertible Notes, Senior Unsecured Notes and InterNotes® at June 30, 2012:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	After 5 Years
Revolving Credit Facility	$96,000	$—	$96,000	$—	$—
Senior Convertible Notes	447,500	—	—	317,500	130,000
Senior Unsecured Notes	100,000	—	—	—	100,000
InterNotes®	20,638	—	—	—	20,638

Total contractual obligations	$664,138	$—	$96,000	$317,500	$250,638

        We have and expect to continue to fund a portion of our cash needs through borrowings from banks, issuances of senior securities, including secured, unsecured and convertible debt securities and preferred stock, or issuances of common equity. For flexibility, we maintain a universal shelf registration statement that allows for the public offering and sale of our debt securities, common stock, preferred stock and warrants to purchase such securities in an amount up to $465,163 as of June 30, 2012. We may from time to time issue securities pursuant to the shelf registration statement or otherwise pursuant to private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.

Revolving Credit Facility

        On June 11, 2010, we closed an extension and expansion of our existing credit facility with a syndicate of lenders through PCF (the "2010 Facility"). The 2010 Facility, which had $325,000 total commitments as of June 30, 2011, included an accordion feature which allowed the Syndicated Facility to accept up to an aggregate total of $400,000 of commitments, a limit which was met on September 1, 2011. Interest on borrowings under the 2010 Facility was one-month Libor plus 325 basis points, subject to a minimum Libor floor of 100 basis points. Additionally, the lenders charged a fee on the unused portion of the 2010 Facility equal to either 75 basis points if at least half of the credit facility is used or 100 basis points otherwise.

        On March 27, 2012, we renegotiated the Syndicated Facility and closed on an expanded five-year $650,000 revolving credit facility (the "2012 Facility"). The lenders have extended commitments of $492,500 under the 2012 Facility as of June 30, 2012; which was increased by $507,500 in July 2012 (See Recent Developments). The 2012 Facility includes an accordion feature which allows commitments to be increased up to $650,000 in the aggregate. The revolving period of the 2012 Facility extends through March 2015, with an additional two year amortization period (with distributions allowed) after the completion of the revolving period. During such two year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the two year amortization period, the remaining balance will become due, if required by the lenders.

        The 2012 Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The 2012 Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the 2012 Facility. The 2012 Facility also requires the maintenance of a minimum liquidity requirement. At June 30, 2012, we were in compliance with the applicable covenants.

        Interest on borrowings under the 2012 Facility is one-month Libor plus 275 basis points with no minimum Libor floor. Additionally, the lenders charge a fee on the unused portion of the 2012 Facility equal to either 50 basis points if at least half of the credit facility is drawn or 100 basis points otherwise. The 2012 Facility requires us to pledge assets as collateral in order to borrow under the credit facility. As of June 30, 2012 and June 30, 2011, we had $451,252 and $255,673, respectively, available to us for borrowing under our 2012 Facility, of which the amount outstanding was $96,000 and $84,200, respectively. As additional investments that are eligible are transferred to PCF and pledged under the 2012 Facility, PCF will generate additional availability up to the commitment amount of $492,500. At June 30, 2012, the investments used as collateral for the 2012 Facility had an aggregate market value of $783,384, which represents 51.8% of our net assets. These assets have been transferred to PCF, a bankruptcy remote special purpose entity, which owns these investments and as such, these investments are not available to our general creditors. PCF holds all of these investments at market value as of June 30, 2012. The release of any assets from PCF requires the approval of the facility agent.

        Concurrent with the extension of our 2012 Facility, in March 2012, we wrote off $304 of the unamortized debt issue costs associated with the previous credit facility, in accordance with ASC 470-50, Debt Modifications and Extinguishments. In connection with the origination and amendments of the 2012 Facility, we incurred $8,428 of fees, including $1,319 of fees carried over from the previous facility, which are being amortized over the term of the facility in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $8,722 remains to be amortized.

        During the years ended June 30, 2012, June 30, 2011 and June 30, 2010, we recorded $14,883, $8,507 and $8,382 of interest costs, unused fees and amortization of financing costs on our credit facility as interest expense, respectively.

Senior Convertible Notes

        On December 21, 2010, we issued $150,000 in aggregate principal amount of our 6.25% senior convertible notes due 2015 ("2015 Notes") for net proceeds following underwriting expenses of approximately $145,200. Interest on the 2015 Notes is paid semi-annually in arrears on June 15 and December 15, at a rate of 6.25% per year, commencing June 15, 2011. The 2015 Notes mature on December 15, 2015 unless converted earlier. The 2015 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at June 30, 2012 of 88.0902 and 88.1030 shares of common stock, respectively, per $1 principal amount of 2015 Notes, which is equivalent to a conversion price of approximately $11.35 per share of common stock, subject to adjustment in certain circumstances. The conversion price in effect at June 30, 2012 was last calculated on the anniversary of the issuance (December 21, 2010) and will next be adjusted on the next anniversary, unless the exercise price shall have changed by more than 1% before the anniversary. The conversion rate for the 2015 Notes will be increased if monthly cash dividends paid to common shares exceed the rate of $0.101125 cents per share, subject to adjustment.

        On February 18, 2011, we issued $172,500 in aggregate principal amount of our 5.50% senior convertible notes due 2016 ("2016 Notes") for net proceeds following underwriting expenses of approximately $167,325. Interest on the 2016 Notes is paid semi-annually in arrears on February 15 and August 15, at a rate of 5.50% per year, commencing August 15, 2011. The 2016 Notes mature on August 15, 2016 unless converted earlier. The 2016 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at June 30, 2012 of 78.3699 and 78.3835 shares, respectively, of common stock per $1 principal amount of 2016 Notes, which is equivalent to a conversion price of approximately $12.76 per share of common stock, subject to adjustment in certain circumstances. The conversion price in effect at June 30, 2012 was last calculated on the anniversary of the issuance (February 18, 2011) and will next be adjusted on the next anniversary, unless the exercise price shall have changed by more than 1% before the anniversary. The conversion rate for the 2016 Notes will be increased when monthly cash dividends paid to common shares exceed the rate of $0.101150 per share.

        On April 16, 2012, we issued $130,000 in aggregate principal amount of our 5.375% senior convertible notes due 2017 ("2017 Notes") for net proceeds following underwriting expenses of approximately $126,035. Interest on the 2017 Notes is paid semi-annually in arrears on October 15 and April 15, at a rate of 5.375% per year, commencing October 15, 2012. The 2017 Notes mature on October 15, 2017 unless converted earlier. The 2017 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at June 30, 2012 of 85.8442 shares of common stock per $1 principal amount of 2017 Notes, which is equivalent to a conversion price of approximately $11.65 per share of common stock, subject to adjustment in certain circumstances. The conversion price has not been adjusted since the issuance (April 16, 2012) and will next be adjusted on the first anniversary, unless the exercise price shall have changed by more than 1% before the anniversary. The conversion rate for the 2017 Notes will be increased when monthly cash dividends paid to common shares exceed the monthly dividend rate of $0.10150 per share.

        In no event will the total number of shares of common stock issuable upon conversion exceed 96.8992 per $1 principal amount of the 2015 Notes (the "conversion rate cap"), except that, to the extent we receive written guidance or a no-action letter from the staff of the Securities and Exchange Commission (the "Guidance") permitting us to adjust the conversion rate in certain instances without regard to the conversion rate cap and to make the 2015 Notes convertible into certain reference property in accordance with certain reclassifications, business combinations, asset sales and corporate events by us without regard to the conversion rate cap, we will make such adjustments without regard to the conversion rate cap and will also, to the extent that we make any such adjustment without regard to the conversion rate cap pursuant to the Guidance, adjust the conversion rate cap accordingly. We will use our commercially reasonable efforts to obtain such Guidance as promptly as practicable.

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

        In connection with the issuance of the Senior Convertible Notes, we incurred $14,527 of fees which are being amortized over the term of the notes in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $11,713 remains to be amortized and is included within deferred financing costs on the consolidated statements of assets and liabilities.

        During the year ended June 30, 2012, we recorded $22,197 of interest costs and amortization of financing costs on the Senior Convertible Notes as interest expense.

Senior Unsecured Notes

        On May 1, 2012, we issued $100,000 in aggregate principal amount of 6.95% senior unsecured notes due 2022 for net proceeds net of offering expenses of $97,000 (the "2022 Notes"). Interest on the 2022 Notes is paid quarterly in arrears on August 15, November 15, February 15 and May 15, at a rate of 6.95% per year, commencing on August 15, 2012. The 2022 Notes mature on November 15, 2022. These notes will be our direct unsecured obligations and rank equally with all of our unsecured senior indebtedness from time to time outstanding.

        In connection with the issuance of the 2022 Notes, we incurred $3,200 of fees which are being amortized over the term of the notes in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $3,180 remains to be amortized and is included within deferred financing costs on the consolidated statements of assets and liabilities.

        During the year ended June 30, 2012, we recorded $1,178 of interest costs and amortization of financing costs on the 2022 Notes as interest expense.

Prospect Capital InterNotes®

        On February 16, 2012, we entered into a Selling Agent Agreement (the "Selling Agent Agreement") with Incapital LLC, as purchasing agent for our issuance and sale from time to time of up to $500,000 of Prospect Capital InterNotes® (the "InterNotes Offering"). Additional agents appointed by the Company from time to time in connection with the InterNotes Offering may become parties to the Selling Agent Agreement.

        These notes will be our direct unsecured senior obligations and will rank equally with all of our unsecured senior indebtedness from time to time outstanding. Each series of notes will be issued by a separate trust. These notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.

        In connection with the issuance of the Prospect Capital InterNotes®, we incurred $812 of fees which are being amortized over the term of the notes in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $800 remains to be amortized and is included within deferred financing costs on the consolidated statements of assets and liabilities.

        During the year ended June 30, 2012, we issued $20,638 in aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of approximately $20,202. These notes were issued with stated interest rates ranging from 6.50% to 7.00% with an average rate of 6.78%. These notes mature between June 15, 2019 and June 15, 2022. We issued an additional $38,473 in aggregate principal amount of our Prospect Capital InterNotes® subsequent to June 30, 2012. (See Recent Developments.)

        The following table shows our issuances to date:

Date of Issuance	Amount	Interest Rate	Maturity Date
March 1, 2012	$4,000	7.00%	March 15, 2022
March 8, 2012	1,465	6.90%	March 15, 2022
April 5, 2012	4,000	6.85%	April 15, 2022
April 12, 2012	2,462	6.70%	April 15, 2022
April 26, 2012	2,054	6.50%	April 15, 2022
June 14, 2012	2,657	6.95%	June 15, 2022
June 28, 2012	4,000	6.55%	June 15, 2019
July 6, 2012	2,778	6.45%	June 15, 2019
July 12, 2012	5,673	6.35%	June 15, 2019
July 19, 2012	6,810	6.30%	June 15, 2019
July 26, 2012	5,667	6.20%	June 15, 2019
August 2, 2012	3,633	6.15%	August 15, 2019
August 9, 2012	2,830	6.15%	August 15, 2019
August 16, 2012	2,681	6.10%	August 15, 2019
August 23, 2012	8,401	6.05%	August 15, 2019

Net Asset Value

        During the year ended June 30, 2012, we raised $337,562 of additional equity, net of offering costs, by issuing 30,970,696 shares of our common stock. The following table shows the calculation of net asset value per share as of June 30, 2012 and June 30, 2011:

	As of June 30, 2012	As of June 30, 2011
Net Assets	$1,511,974	$1,114,357
Shares of common stock outstanding	139,633,870	107,606,690

Net asset value per share	$10.83	$10.36

        At June 30, 2012, we had 139,633,870 of our common stock issued and outstanding.

Results of Operations

        Net increase in net assets resulting from operations for the years ended June 30, 2012, 2011 and 2010 was $190,904, $118,238 and $19,625, respectively, representing $1.67, $1.38 and $0.33 per weighted average share, respectively. During the year ended June 30, 2012, we experienced net unrealized and realized gains of $4,220 or approximately $0.04 per weighted average share primarily from significant write-ups of our investments in Ajax, Energy Solutions and R-V, and our sale of NRG for which we realized a gain of $36,940. These instances of appreciation were partially offset by unrealized depreciation in Biotronic, H&M, New Meatco Provisions, LLC ("Meatco"), NMMB, Stryker and Wind River Resources Corp. and Wind River II Corp. ("Wind River"). Net investment income increased on a weighted average per share basis from $1.10 to $1.63 for the years ended June 30, 2011 and 2012, respectively. This increase is primarily due to the sale of NRG, for which we received a $26,936 make-whole fee for early repayment of the outstanding loan, which was recorded as interest income in the year ended June 30, 2012, and an increase in dividend income received from Energy Solutions and NRG. These increases were partially offset by a $15,471 decline in interest income from purchase discount accretion from the assets acquired from Patriot.

        During the year ended June 30, 2011, we experienced net unrealized and realized gains of $24,017, or approximately $0.28 per weighted average share, primarily from significant write-ups of our investments in Ajax, Biotronic, GSHI, Iron Horse, NRG and Sport Helmets, and our sale of our common equity in Fischbein and Miller Petroleum, Inc. ("Miller"), for which we realized gains of $9,893 and $7,977, respectively. These instances of realized and unrealized appreciation were partially offset by unrealized depreciation in H&M, Shearer's Food's Inc. ("Shearer's") and Stryker. During the year ended June 30, 2010, we experienced net unrealized and realized losses of $47,565 or approximately $0.80 per weighted average share due primarily due to the impairment of Yatesville (See Investment Valuations for further discussion.). The $51,228 realized loss for Yatesville was partially offset by write-ups of our investments in Ajax, Freedom Marine, H&M, Manx, NRG, and R-V. Net investment income decreased on a weighted average per share basis from $1.13 to $1.10 for the years ended June 30, 2010 and 2011, respectively. The per share decrease for the year ended June 30, 2011 is primarily due to a decrease in dividends from existing equity investments along with new equity investments in the portfolio which have not yet declared any dividends and the non-recurring nature of the gain from the Patriot Acquisition during the year ended June 30, 2010 offset by an increase in structuring fees collected in the fiscal year ended June 30, 2011.

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

        Investment income, which consists of interest income, including accretion of loan origination fees and prepayment penalty fees, dividend income and other income, including settlement of net profits interests, overriding royalty interests and structuring fees, was $320,910, $169,476, and $114,559 for the years ended June 30, 2012, June 30, 2011 and June 30, 2010, respectively. During the year ended June 30, 2012, the primary driver of the increase in investment income is primarily the result of a larger income producing portfolio and the deployment of additional capital in revenue-producing assets through increased origination and increased dividends and other income received from Energy Solutions, First Tower and NRG. We received dividends from NRG of $15,011 and $3,600 during the years ended June 30, 2012 and June 30, 2011, respectively. We received dividends from Energy Solutions of $47,850 and $9,850 during the years ended June 30, 2012 and June 30, 2011, respectively. In conjunction with the sale of NRG, we also received a $26,936 make-whole fee for early repayment of the outstanding loan, which was recorded as interest income during the year ended June 30, 2012. We recognized $22,212 of structuring and advisory fees during the year ended June 30, 2012 form our investments in Energy Solutions, First Tower and NRG. During the year ended June 30, 2011, the primary driver of the increase in investment income is the deployment of additional capital in revenue-producing assets through increased origination, for which we recognized an increase of $16,107 in structuring fee income, and $44,685 in cash and payment-in-kind interest income. This $44,685 of interest income excludes purchase discount accretion from the assets acquired from Patriot and is the result of a larger income producing investment portfolio. These increases were partially offset by a

$4,650 decline in dividend income from GSHI as well as a decline, year over year, related to the one-time gain of $8,632 in the fiscal year ended June 30, 2010, recorded upon acquiring Patriot.

        The following table describes the various components of investment income and the related levels of debt investments:

	Year Ended June 30, 2012	Year Ended June 30, 2011	Year Ended June 30, 2010
Interest income	$219,536	$134,454	$86,518
Dividend income	64,881	15,092	15,366
Other income	36,493	19,930	12,675

Total investment income	$320,910	$169,476	$114,559

Average debt principal of investments	$1,391,588	$871,400	$507,907

Weighted-average interest rate earned	15.6%	15.2%	16.8%

        Average interest income producing assets have increased from $871,400 for the year ended June 30, 2011 to $1,391,588 for the year ended June 30, 2012. The increase in annual returns is primarily the result of the sale of our investment in NRG for which we received a $26,936 make-whole fee for early repayment of the outstanding loan, which was recorded as interest income in the year ended June 30, 2012. Without this adjustment, the weighted average interest rate earned on debt investments would have been 13.7% for the year ended June 30, 2012. The remaining decrease in annual returns is primarily the result of accretion on the assets acquired from Patriot on which we recognized $6,613 and $22,084 during the years ended June 30, 2012 and June 30, 2011, respectively. Without these adjustments, the weighted average interest rates earned on debt investments would have been 13.2% and 12.7% for the year ended June 30, 2012 and 2011, respectively.

        Average interest income producing assets have increased from $507,907 for the year ended June 30, 2010 and $871,400 for the year ended June 30, 2011. The decrease in annual returns is primarily the accretion on the assets acquired from Patriot on which we recognized $22,084 and $18,794 during the years ended June 30, 2011 and June 30, 2010, respectively. Without these adjustments, the weighted average interest rates earned on debt investments would have been 12.7% and 13.2% for the years ended June 30, 2011 and 2010, respectively.

        Investment income is also generated from dividends and other income. Dividend income increased from $15,092 for the year ended June 30, 2011 to $64,881 for the year ended June 30, 2012. This $49,789 increase in dividend income is primarily attributed to an increase in the dividends received from our investments in Energy Solutions and NRG due to increased profits generated by the portfolio companies. We received dividends from NRG of $15,011 and $3,600 during the years ended June 30, 2012 and June 30, 2011, respectively. We received dividends from Energy Solutions of $47,850 and $9,850 during the years ended June 30, 2012 and June 30, 2011, respectively. The sale of Gas Solutions by Energy Solutions has resulted in significant earnings and profits, as defined by the Internal Revenue Code, at Energy Solutions for calendar year 2012. As a result, distributions from Energy Solutions to us will be required to be recognized as dividend income, in accordance with ASC 946, Financial Services—Investment Companies, as cash distributions are received from Energy Solutions to the extent there are current year earnings and profits sufficient to support such recognition.

        Other income has come primarily from structuring fees, overriding royalty interests, and settlement of net profits interests. Comparing the year ended June 30, 2011 to the year ended June 30, 2012, income from other sources increased from $19,930 to $36,493. This $16,563 increase is primarily due to $14,137 of structuring and advisory fees recognized during the year ended June 30, 2012 from our investments in Energy Solutions and NRG. The remaining $2,426 increase is primarily due to $21,088 of structuring fees recognized, excluding those received from our investments in Energy Solutions and

NRG, during the year ended June 30, 2012 primarily from the Capstone, First Tower, Naylor and Totes originations, in comparison to $18,494 of structuring fees recognized during the year ended June 30, 2011.

        Comparing the year ended June 30, 2010 to the year ended June 30, 2011, income from other sources, excluding the $8,632 gain on the Patriot acquisition, increased from $4,043 to $19,930. This $15,887 increase is primarily due to $18,494 of structuring fees recognized during the year ended June 30, 2011 primarily from the AIRMALL, Cargo Airport Services USA, LLC, CRT MIDCO, LLC, Progrexion, Safe-Guard, Springs Window Fashion, LLC, and NMMB originations, in comparison to $2,388 of structuring fees recognized during the year ended June 30, 2010.

Operating Expenses

        Our primary operating expenses consist of investment advisory fees (base management and income incentive fees), borrowing costs, legal and professional fees and other operating and overhead-related expenses. These expenses include our allocable portion of overhead under the Administration Agreement with Prospect Administration under which Prospect Administration provides administrative services and facilities for us. Our investment advisory fees compensate Prospect Capital Management (the "Investment Adviser") for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions in accordance with our Administration Agreement with Prospect Administration. Operating expenses were $134,226, $75,255 and $47,369 for the years ended June 30, 2012, June 30, 2011 and June 30, 2010, respectively.

        The base investment advisory expenses were $35,836, $22,496 and $13,929 for the years ended June 30, 2012, June 30, 2011 and June 30, 2010, respectively. These increases are directly related to our growth in total assets. For the years ended June 30, 2012, June 30, 2011 and June 30, 2010, income incentive fees earned were $46,761, $23,555 and $16,798, respectively. The $23,116 increase in the income incentive fee for the year ended June 30, 2012 is driven by an increase in pre-incentive fee net investment income of $115,279 primarily due to an increase in interest income from a larger asset base and increased interest, dividend and other income generated by our investments in Energy Solutions, First Tower and NRG. In conjunction with the sale of NRG, we received a $26,936 make-whole fee for early repayment of the outstanding loan, which was recorded as interest income during the year ended June 30, 2012. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.

        During the years ended June 30, 2012, June 30, 2011 and June 30, 2010, we incurred $38,534, $17,598 and $8,382, respectively, of expenses related to our Syndicated Facility, InterNotes®, Senior Unsecured Notes and Senior Convertible Notes. These expenses are related directly to the leveraging capacity put into place for each of those years and the levels of indebtedness actually undertaken in those years. The table below describes the various expenses of our Syndicated Facility, InterNotes®, Senior Unsecured Notes and Senior Convertible Notes and the related indicators of leveraging capacity and indebtedness during these years.

	Year Ended June 30, 2012	Year Ended June 30, 2011	Year Ended June 30, 2010
Interest expense	$27,346	$9,861	$1,338
Amortization of deferred financing costs	8,510	5,366	5,297
Commitment and other fees	2,678	2,371	1,747

Total	$38,534	$17,598	$8,382

Weighted average debt outstanding	$502,038	$176,277	$23,910
Weighted average interest rate	5.45%	5.59%	5.60%
Facility amount at beginning of year	$325,000	$210,000	$175,000

        The increase in interest expense for the years ended June 30, 2012 and June 30, 2011 is due to the issuance of Senior Convertible Notes on December 21, 2010, February 18, 2011 and April 16, 2012 for which we incurred $20,234 and $8,374 of interest expense, respectively.

        As our asset base has grown and we have added complexity to our capital raising activities, we have commensurately increased the size of our administrative and financial staff, accounting for a significant increase in the overhead allocation from Prospect Administration. Over the last two years, Prospect Administration has increased staffing levels along with costs passed through. The allocation of overhead expense from Prospect Administration was $6,848, $4,979 and $3,361 for the years ended June 30, 2012, 2011 and 2010, respectively. As our portfolio continues to grow, we expect to continue to increase the size of our administrative and financial staff on a basis that provides increasing returns to scale. Other allocated expenses from Prospect Administration will continue to increase along with the increase in staffing and asset base.

        Total operating expenses, net of management fees, interest costs and allocation of overhead from Prospect Administration ("Other Operating Expenses"), were $6,337, $6,627 and $4,899 for the years ended June 30, 2012, 2011 and 2010, respectively. The decrease in Other Operating Expenses during the year ended June 30, 2012 when compared to the year ended June 30, 2011 is primarily the result of a $1,000 insurance claim settlement for legal fees expensed in previous periods that was received during the year ended June 30, 2012. The increase in Other Operating Expenses during the year ended June 30, 2011 when compared to the year ended June 30, 2010 is primarily the result of a $1,058 increase in costs expensed in connection with abandoned originations and portfolio company acquisitions, an $818 increase in administrative expenses incurred to support of our portfolio and a $589 increase in unreimbursed legal and consulting fees incurred related to the management of loans. These increases were offset by the non-recurrence of the costs incurred in connection with the merger discussions with Allied Capital Corporation expensed in the 2010 period.

Net Investment Income

        Net investment income represents the difference between investment income and operating expenses. Our net investment income was $186,684, $94,221 and $67,190 for the years ended June 30, 2012, June 30, 2011 and June 30, 2010, respectively, or $1.63 per share, $1.10 per share and $1.13 per share, respectively. The $92,463 increase for the year ended June 30, 2012 is primarily due to a $151,434 increase in investment income offset by an increase in operating expenses of $58,971. The $151,434 increase in investment income is due to increases of $85,082, $49,789 and $16,563 in interest income, dividend income and other income, respectively, due to the increased size of our portfolio for which we have recognized additional interest income, dividends, structuring fees and advisory fees recognized primarily from our investments in Energy Solutions, First Tower and NRG. In conjunction with the sale of NRG we also received a $26,936 make-whole fee for early repayment of the outstanding loan, which was recorded as interest income in the year ended June 30, 2012. The offsetting $58,971 increase in operating expenses is primarily due to a $36,456 increase in advisory fees due to the growing size of our portfolio and related income, $20,936 of additional interest and credit facility expenses and a $1,869 increase in overhead allocated from Prospect Administration.

        The $27,031 increase for the year ended June 30, 2011 in comparison to the year ended June 30, 2010 is due to an increase of $54,917 in investment income primarily due to increases of $47,936 and $7,255 in interest income and other income, respectively, due to the increased size of our portfolio for which we have recognized additional interest income and structuring fees. The $54,917 increase in investment income is offset by an increase in operating expenses of $27,886, primarily due to a $15,324 increase in advisory fees due to the growing size of our portfolio and related income, and $9,216 of additional interest and credit facility expenses. The per share decrease for the year ended June 30, 2011 is primarily due to a decrease in dividends from existing equity investments along with new equity investments in the portfolio which have not yet declared any dividends and the non-recurring nature of the gain from the Patriot Acquisition during the year ended June 30, 2010 offset by an increase in structuring fees collected in the fiscal year ended June 30, 2011.

Net Realized Gains (Losses), Increase (Decrease) in Net Assets from Net Changes in Unrealized Appreciation/Depreciation

        Net realized gains (losses) were $36,588, $16,465 and ($51,545) for the years ended June 30, 2012, June 30, 2011 and June 30, 2010, respectively. The net realized gain for the year ended June 30, 2012 was due primarily to the sale of NRG common stock for which we realized a gain of $36,940 and the sale of our equity interests in Copernicus, C&J, Fairchild, Fischbein, Mac & Massey, Nupla and Sport Helmets for which we realized a total gain of $14,317. These gains were offset by our impairment of Deb Shops. During the year ended June 30, 2012, Deb Shops filed for bankruptcy and a plan for reorganization was proposed. The plan was approved by the bankruptcy court and our debt position was eliminated with no payment to us. We determined that the impairment of Deb Shops was other-than-temporary on September 30, 2011 and recorded a realized loss of $14,607 for the full amount of the amortized cost. The asset was completely written off when the plan of reorganization was approved. The net realized gain for the year ended June 30, 2011 was due primarily to gains from the sales of our common equity in Fischbein and Miller of $9,893 and $7,977, respectively. The net realized loss of $51,545 for the year ended June 30, 2010 was due primarily to the impairment of Yatesville. (See Investment Valuations for further discussion.)

        Net (decrease) increase in net assets from changes in unrealized appreciation (depreciation) was ($32,368), $7,552 and $3,980 for the years ended June 30, 2012, June 30, 2011 and June 30, 2010, respectively, or ($0.28) per share, $0.09 per share and $0.07 per share, respectively. For the year ended June 30, 2012, the $32,368 decrease in net assets from the net change in unrealized appreciation/depreciation was driven by write-downs of $68,197 related to our investments in H&M, Meatco and Stryker, as well as the elimination of the unrealized appreciation resulting from the sale of NRG mentioned above. The unrealized depreciation was partially offset by unrealized appreciation of approximately $34,712 related to our investments in Ajax and R-V. For the year ended June 30, 2011, the $7,552 increase in net assets from the net change in unrealized appreciation was driven by significant write-ups of $54,916 related to our investments in Ajax, Biotronic, GSHI, Iron Horse, NRG and Sport Helmets. The unrealized appreciation were partially offset by unrealized depreciation of approximately $35,689 related to our investments in H&M, ICS, Manx, Shearer's, Stryker, and $10,840 related to the repayment of Prince. For the year ended June 30, 2010, the net unrealized appreciation was driven by $25,184 of write-ups in our investments in Fischbein, GSHI, Prince, Shearer's, and Regional Management Corporation, and by the disposition of previously written-down investment in Yatesville mentioned above with an unrealized net appreciation of $35,471, which, in turn, were offset by $56,954 of write-downs in our investments in Deb Shops, Freedom Marine, H&M, Manx, NRG, R-V and Wind River.

Financial Condition, Liquidity and Capital Resources

        For the years ended June 30, 2012, June 30, 2011 and Jun 30, 2010, our operating activities (used)/provided ($448,452), ($581,609) and $54,838 of cash, respectively. Investing activities used $106,586 for the acquisition of Patriot for the year ended June 30, 2010. There were no investing activities for the years ended June 30, 2012 and June 30, 2011. Financing activities provided cash flows of $449,785, $582,020 and $42,887 for the years ended June 30, 2012, June 30, 2011 and June 30, 2010, respectively. Dividends paid were $127,564, $91,247 and $82,908 for the years ended June 30, 2012, June 30, 2011 and June 30, 2010, respectively.

        Our primary uses of funds have been to continue to invest in portfolio companies, through both debt and equity investments, acquire Patriot, repay outstanding borrowings and to make cash distributions to holders of our common stock.

        Our primary sources of funds have been issuances of debt and equity. We have and may continue to fund a portion of our cash needs through borrowings from banks, issuances of senior securities or secondary offerings. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the year ended June 30, 2012, we borrowed $726,800 and made repayments totaling $715,000 under our revolving credit facility. As of June 30, 2012, we had $96,000 outstanding borrowings on our revolving credit facility, $447,500 outstanding on our Senior Convertible Notes, $100,000 outstanding on our Senior Unsecured Notes and $20,638 outstanding on InterNotes®. (See Note 5, Note 6 and Note 7 to our consolidated financial statements).

        On October 21, 2011, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration can issue up to $465,163 of additional equity securities as of June 30, 2012.

        We also continue to generate liquidity through public and private stock offerings. (See Recent Developments.)

        On July 18, 2011, we issued 1,500,000 shares in connection with the exercise of an overallotment option granted with the June 21, 2011 offering of 10,000,000 shares which were delivered June 24, 2011, raising an additional $15,225 of gross proceeds and $14,895 of net proceeds.

        On February 28, 2012, we issued 12,000,000 shares of our common stock, raising an additional $131,400 of gross proceeds and $129,480 of net proceeds.

        On June 1, 2012, we and KeyBanc Capital Markets Inc. entered into an equity distribution agreement relating to sales by us through KeyBanc Capital Markets, by means of at-the-market offerings from time to time, of up to 9,500,000 shares of our common stock (the "ATM Program"). Through the ATM Program, we anticipate generating an aggregate of approximately $100,000 in net proceeds after deducting the estimated commissions and estimated offering expenses. We expect to use proceeds from the ATM Program initially to maintain balance sheet liquidity, involving repayment of all or a portion of the amounts outstanding under the our credit facility, if any, investment in high quality short-term debt instruments or a combination thereof, and thereafter to make long-term investments in accordance with our investment objective. During the period from June 7, 2012 to June 30, 2012, we sold 2,952,489 shares of our common stock at an average price of $11.22 per share, and raised $33,130 of gross proceeds, under the ATM Program. Net proceeds were $32,799 after 1% commission to the broker-dealer on shares sold.

        Our Board of Directors, pursuant to the Maryland General Corporation Law, executed Articles of Amendment to increase the number of shares authorized for issuance from 200,000,000 to 500,000,000 in the aggregate. The amendment became effective July 30, 2012.

Off-Balance Sheet Arrangements

        At June 30, 2012, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than those which originate from 1) the investment advisory and management agreement and the administration agreement and 2) the portfolio companies.

Recent Developments

        On July 5, 2012, we made a senior secured debt investment of $28,000 to support the acquisition of Material Handling Services, LLC, d/b/a/ Total Fleet Solutions, a provider of forklift and other material handling equipment fleet management and procurement services, by funds managed by CI Capital Partners, LLC.

        During the period from July 6, 2012 to August 23, 2012, we issued approximately $38,473 in aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $37,800, as follows:

Date of Issuance	Gross Proceeds	Interest Rate	Maturity Date
July 6, 2012	$2,778	6.45%	June 15, 2019
July 12, 2012	5,673	6.35%	June 15, 2019
July 19, 2012	6,810	6.30%	June 15, 2019
July 26, 2012	5,667	6.20%	June 15, 2019
August 2, 2012	3,633	6.15%	August 15, 2019
August 9, 2012	2,830	6.15%	August 15, 2019
August 16, 2012	2,681	6.10%	August 15, 2019
August 23, 2012	8,401	6.05%	August 15, 2019

        On July 16, 2012, we issued 21,000,000 shares of our common stock at $11.15 per share (or $11.05 per share net proceeds excluding expenses), raising $234,150 of gross proceeds.

        On July 16, 2012 we provided $15,000 of secured second lien financing to Pelican Products, Inc., a leading provider of unbreakable, watertight protective cases and technically advanced professional lighting equipment.

        On July 20, 2012, we provided $12,000 of senior secured financing to EIG Investors Corp., a provider of an array of online services such as web presence, domain hosting, e-commerce, e-mail and other related services to small- and medium-sized businesses.

        On July 20, 2012, we provided $10,000 of senior secured financing to FPG, LCC a supplier of branded consumer and commercial products sold to the retail, foodservice, and hospitality sectors.

        On July 24, 2012, we issued 205,834 shares of our common stock in connection with the dividend reinvestment plan.

        On July 24, 2012, we sold our 3,821 shares of Iron Horse common stock in connection with the exercise of an equity buyout option, receiving $2,040 of net proceeds and realizing a gain of approximately $1,772 on the sale.

        On July 27, 2012, we issued 3,150,000 shares in connection with the exercise of an option granted with the July 12, 2012 offering of 21,000,000 shares which were delivered July 16, 2012, raising an additional $35,123 of gross proceeds and $34,808 of net proceeds.

        On July 27, 2012 we closed an increase of $15,000 to our commitments to our credit facility. The commitments to the credit facility now stand at $507,500.

        On July 27, 2012, we provided $85,000 of senior subordinated financing to support the acquisition of substantially all the assets of Arctic Glacier Income Funds by funds affiliated with H.I.G. Capital, LLC ("H.I.G."). The new company, Arctic Glacier Holdings, Inc., will continue to conduct business under the "Arctic Glacier" name and be a leading producer, marketer, and distributor of high-quality packaged ice to consumers in Canada and the United States.

        On July 30, 2012, we amended our charter to increase the shares of common stock authorized for issuance by us from 200,000,000 to 500,000,000 in the aggregate.

        On August 2, 2012, we provided a $27,000 secured loan to support the acquisition of New Star Metals, Inc., a provider of specialized processing services to the steel industry, by funds managed by Insight Equity Management Company.

        On August 3, 2012, we provided $110,000 senior secured financing to support the acquisition of InterDent, Inc., a leading provider of dental practice management services to dental professional corporations and associations in the United States, by funds managed by H.I.G.

        On August 3, 2012, we provided $44,000 of secured subordinated financing to support the refinancing of New Century Transportation, Inc., a leading transportation and logistics company.

        On August 3, 2012, we provided $10,000 of senior secured financing to Paradigm Geophysical, Ltd., the largest multi-national software company focused on the delivery of analytical and information management solutions for the discovery and extraction of subsurface natural resources.

        On August 3, 2012, Pinnacle Treatment Centers, Inc. repaid the $17,450 loan receivable to us.

        On August 6, 2012, we made an investment of $22,210 to purchase 62.9% of the subordinated notes in Halcyon Loan Advisors Funding 2012-I.

        On August 7, 2012, we made an investment of $36,798 to purchase 95.0% of the subordinated notes in ING IM CLO 2012-II.

        On August 10, 2012, U.S. HealthWorks Holding Company, Inc. repaid the $25,000 loan receivable to us.

        On August 14, 2012, we issued $200,000 in aggregate principal amount of our 5.75% senior convertible notes due 2018 ("2018 Notes") for net proceeds following underwriting expenses of approximately $193,600. Interest on the 2018 Notes is paid semi-annually in arrears on March 15 and September 15, at a rate of 5.75% per year, commencing March 15, 2013. The 2018 Notes mature on March 15, 2018 unless converted earlier. The 2018 Notes are convertible into shares of common stock at an initial conversion rate of 82.3451 shares of common stock per $1 principal amount of 2018 Notes, which is equivalent to a conversion price of approximately $12.14 per share of common stock, subject to adjustment in certain circumstances. The conversion rate for the 2018 Notes will be increased when monthly cash dividends paid to common shares exceed the monthly dividend rate of $0.1016 per share.

        On August 17, 2012, we made a secured second lien investment of $38,500 to support the recapitalization of American Gilsonite. After the financing we expect to receive a repayment of the loans currently outstanding.

        On August 21, 2012, we announced the declaration of monthly dividends in the following amounts and with the following dates:

  •
  $0.101625 per share for September 2012 to holders of record on September 28, 2012 with a payment date of October 24, 2012; and

  •
  $0.101650 per share for October 2012 to holders of record on October 31, 2012 with a payment date of November 22, 2012.

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

Basis of Consolidation

        Under the 1940 Act rules, the regulations pursuant to Article 6 of Regulation S-X, and the American Institute of Certified Public Accountants' Audit and Accounting Guide for Investment Companies, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to us. Our June 30, 2012 and June 30, 2011 financial statements include our accounts and the accounts of Prospect Capital Funding, LLC, our only wholly-owned, closely-managed subsidiary that is also an investment company. All intercompany balances and transactions have been eliminated in consolidation.

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

  1)
  Each portfolio company or investment is reviewed by our investment professionals with the independent valuation firms engaged by our Board of Directors;

  2)
  the independent valuation firms conduct independent appraisals and make their own independent assessment;

  3)
  the audit committee of our Board of Directors reviews and discusses the preliminary valuation of our Investment Adviser and that of the independent valuation firms; and

  4)
  the Board of Directors discusses the valuations and determines the fair value of each investment in our portfolio in good faith based on the input of our Investment Adviser, the independent valuation firms and the audit committee.

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

        In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements ("ASC 2010-06"). ASU 2010-06 amends ASC 820-10 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers' disclosures about postretirement benefit plan assets. ASU 2010-06 is effective December 15, 2009, except for the disclosure about purchase, sales, issuances and settlements in the roll forward of activity in level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 (or July 1, 2011 for us) and for interim periods within those fiscal years. The adoption of ASC 2010-06 for the year ended June 30, 2012, did not have any effect on our financial statements.

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

        We adopted FASB ASC 740, Income Taxes ("ASC 740"). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Adoption of ASC 740 was applied to all open tax years as of July 1, 2007. The adoption of ASC 740 did not have an effect on our net asset value, financial condition or results of operations as there was no liability for unrecognized tax benefits and no change to our beginning net asset value. As of June 30, 2012 and for the year then ended, we did not have a liability for any unrecognized tax benefits. Management's determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

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

        Interest income from investments in the "equity" class of security of CLO Funds (typically income notes or subordinated notes) is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows in accordance with ASC 325-40-35, Beneficial Interests in Securitized Financial Assets. We monitor the expected cash inflows from our CLO equity investments, including the expected residual payments and the effective yield is determined and updated periodically.

        Loans are placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management's judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management's judgment, are likely to remain current. As of June 30, 2012, approximately 2.9% of our net assets are in non-accrual status.

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

Financing Costs

        We record origination expenses related to our credit facility and Senior Notes as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method for our revolving credit facility and the effective interest method for our Senior Notes, over the respective expected life.

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

Recent Accounting Pronouncements

        In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements ("ASC 2010-06"). ASU 2010-06 amends ASC 820-10 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers' disclosures about postretirement benefit plan assets. ASU 2010-06 is effective December 15, 2009, except for the disclosure about purchase, sales, issuances and settlements in the roll forward of activity in level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 (or July 1, 2011 for us) and for interim periods within those fiscal years. The adoption of amended guidance in ASU 2010-06 did not have a significant effect on our financial statements.

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

        We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the twelve months ended June 30, 2012, we did not engage in hedging activities.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Prospect Capital Corporation
New York, New York

        We have audited the accompanying consolidated statements of assets and liabilities of Prospect Capital Corporation, including the schedule of investments, as of June 30, 2012 and 2011, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended June 30, 2012, and the financial highlights for each of the periods presented. These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

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

        In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Prospect Capital Corporation at June 30, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2012, and the financial highlights for each of the periods presented in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Prospect Capital Corporation's internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 22, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP BDO USA, LLP New York, New York August 22, 2012

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

	June 30, 2012	June 30, 2011
Assets (Note 5)
Investments at fair value:
Control investments (net cost of $518,015 and $262,301, respectively)	$564,489	$310,072
Affiliate investments (net cost of $44,229 and $56,833, respectively)	46,116	72,337
Non-control/Non-affiliate investments (net cost of $1,537,069 and $1,116,601, respectively)	1,483,616	1,080,601

Total investments at fair value (net cost of $2,099,313 and $1,435,734, respectively, Note 4)	2,094,221	1,463,010

Investments in money market funds	118,369	59,903
Cash	2,825	1,492
Receivables for:
Interest, net	14,219	9,269
Dividends	1	—
Other	783	267
Prepaid expenses	421	101
Deferred financing costs	24,415	15,275

Total Assets	2,255,254	1,549,317

Liabilities
Credit facility payable (Note 5)	96,000	84,200
Senior convertible notes (Note 6)	447,500	322,500
Senior unsecured notes (Note 7)	100,000	—
Prospect Capital InterNotes® (Note 8)	20,638	—
Dividends payable	14,180	10,895
Due to Prospect Administration (Note 12)	658	212
Due to Prospect Capital Management (Note 12)	7,913	7,706
Due to Broker	44,533	—
Accrued expenses	9,648	5,876
Other liabilities	2,210	3,571

Total Liabilities	743,280	434,960

Net Assets	$1,511,974	$1,114,357

Components of Net Assets
Common stock, par value $0.001 per share (500,000,000 common shares authorized; 139,633,870 and 107,606,690 issued and outstanding, respectively) (Note 9 and Note 17)	$140	$108
Paid-in capital in excess of par (Note 9)	1,544,801	1,196,741
Undistributed (distributions in excess of) net investment income	23,667	(21,638)
Accumulated realized losses on investments	(51,542)	(88,130)
Unrealized (depreciation) appreciation on investments	(5,092)	27,276

Net Assets	$1,511,974	$1,114,357

Net Asset Value Per Share	$10.83	$10.36

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended
	June 30, 2012	June 30, 2011	June 30, 2010
Investment Income
Interest income: (Note 4)
Control investments	$53,408	$21,747	$17,218
Affiliate investments	12,155	11,307	7,957
Non-control/Non-affiliate investments	144,592	101,400	61,343
CLO Fund securities	9,381	—	—

Total interest income	219,536	134,454	86,518

Dividend income:
Control investments	63,144	13,569	14,860
Non-control/Non-affiliate investments	1,733	1,507	474
Money market funds	4	16	32

Total dividend income	64,881	15,092	15,366

Other income: (Note 10)
Control investments	25,464	2,829	261
Affiliate investments	108	190	169
Non-control/Non-affiliate investments	10,921	16,911	3,613
Gain on Patriot acquisition (Note 3)	—	—	8,632

Total other income	36,493	19,930	12,675

Total Investment Income	320,910	169,476	114,559

Operating Expenses
Investment advisory fees:
Base management fee (Note 12)	35,836	22,496	13,929
Income incentive fee (Note 12)	46,671	23,555	16,798

Total investment advisory fees	82,507	46,051	30,727

Interest and credit facility expenses	38,534	17,598	8,382
Legal fees	279	1,062	702
Valuation services	1,212	992	734
Audit, compliance and tax related fees	1,446	876	981
Allocation of overhead from Prospect Administration (Note 12)	6,848	4,979	3,361
Insurance expense	324	285	254
Directors' fees	273	255	255
Potential merger expenses (Note 13)	—	—	852
Other general and administrative expenses	2,803	3,157	1,121

Total Operating Expenses	134,226	75,255	47,369

Net Investment Income	186,684	94,221	67,190

Net realized gain (loss) on investments (Note 4)	36,588	16,465	(51,545)
Net change in unrealized (depreciation) appreciation on investments (Note 4)	(32,368)	7,552	3,980

Net Increase in Net Assets Resulting from Operations	$190,904	$118,238	$19,625

Net increase in net assets resulting from operations per share: (Note 11 and Note 16)	$1.67	$1.38	$0.33

Weighted average shares of common stock outstanding:	114,394,554	85,978,757	59,429,222

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share data)

	Year Ended
	June 30, 2012	June 30, 2011	June 30, 2010
Increase in Net Assets from Operations:
Net investment income	$186,684	$94,221	$67,190
Net gain (loss) on investments	36,588	16,465	(51,545)
Net change in unrealized (depreciation) appreciation on investments	(32,368)	7,552	3,980

Net Increase in Net Assets Resulting from Operations	190,904	118,238	19,625

Dividends to Shareholders	(141,379)	(106,167)	(101,034)

Capital Share Transactions:
Net proceeds from capital shares sold	338,270	381,316	158,002
Less: Offering costs of public share offerings	(708)	(1,388)	(1,781)
Fair value of equity issued in conjunction with Patriot acquisition	—	—	92,800
Reinvestment of dividends	10,530	10,934	11,216

Net Increase in Net Assets Resulting from Capital Share Transactions	348,092	390,862	260,237

Total Increase in Net Assets:	397,617	402,933	178,828
Net assets at beginning of year	1,114,357	711,424	532,596

Net Assets at End of Year	$1,511,974	$1,114,357	$711,424

Capital Share Activity:
Shares sold	30,970,696	37,494,476	16,683,197
Shares issued for Patriot acquisition	—	—	8,444,068
Shares issued through reinvestment of dividends	1,056,484	1,025,352	1,016,513

Net increase in capital share activity	32,027,180	38,519,828	26,143,778
Shares outstanding at beginning of year	107,606,690	69,086,862	42,943,084

Shares Outstanding at End of Year	139,633,870	107,606,690	69,086,862

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share data)

	Year Ended
	June 30, 2012	June 30, 2011	June 30, 2010
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$190,904	$118,238	$19,625
Net realized (gain) loss on investments	(36,588)	(16,465)	51,545
Net change in unrealized depreciation (appreciation) on investments	32,368	(7,552)	(3,980)
Accretion of purchase discount on investments	(7,284)	(23,035)	(20,313)
Amortization of deferred financing costs	8,511	5,365	5,297
Gain on Patriot acquisition (Note 3)	—	—	(8,632)
Structuring fees	(8,075)	—	—
Change in operating assets and liabilities:
Payments for purchases of investments	(1,062,404)	(943,703)	(150,108)
Payment-in-kind interest	(5,647)	(9,634)	(7,554)
Proceeds from sale of investments and collection of investment principal	500,952	285,862	136,221
Purchases of cash equivalents	—	—	(199,997)
Sales of cash equivalents	—	—	199,997
Net (increase) decrease of investments in money market funds	(58,466)	8,968	29,864
(Increase) decrease in interest receivable, net	(4,950)	(3,913)	530
(Increase) decrease in dividends receivable	(1)	1	27
(Increase) decrease in other receivables	(516)	152	152
(Increase) decrease in prepaid expenses	(320)	270	(268)
Decrease in due from Prospect Administration	—	—	1,500
Decrease (increase) in other assets	—	534	(534)
Increase (decrease) in due to Prospect Administration	446	(82)	(548)
Increase (decrease) in due to Prospect Capital Management	207	(1,300)	3,135
Increase (decrease) in accrued expenses	3,772	1,819	(1,291)
(Decrease) increase in other liabilities	(1,361)	2,866	170

Net Cash (Used In) Provided By Operating Activities:	(448,452)	(581,609)	54,838

Cash Flows from Investing Activities:
Acquisition of Patriot, net of cash acquired (Note 3)	—	—	(106,586)

Net Cash Used In Investing Activities:	—	—	(106,586)

Cash Flows from Financing Activities:
Borrowings under credit facility (Note 5)	726,800	465,900	244,100
Payments under credit facility (Note 5)	(715,000)	(482,000)	(268,600)
Issuance of Senior Convertible Notes (Note 6)	130,000	322,500	—
Repurchases under Senior Convertible Notes (Note 6)	(5,000)	—	—
Issuance of Senior Unsecured Notes (Note 7)	100,000	—	—
Issuance of Prospect Capital InterNotes® (Note 8)	20,638	—	—
Financing costs paid and deferred	(17,651)	(13,061)	(5,925)
Net proceeds from issuance of common stock	338,270	381,316	158,001
Offering costs from issuance of common stock	(708)	(1,388)	(1,781)
Dividends paid	(127,564)	(91,247)	(82,908)

Net Cash Provided By Financing Activities:	449,785	582,020	42,887

Total Increase (Decrease) in Cash	1,332	411	(8,861)
Cash balance at beginning of year	1,492	1,081	9,942

Cash Balance at End of Year	$2,825	$1,492	$1,081

Cash Paid For Interest	$24,515	$6,101	$1,444

Non-Cash Financing Activity:
Amount of shares issued in connection with dividend reinvestment plan	$10,530	$10,934	$11,216

Fair value of shares issued in conjunction with the Patriot Acquisition	$—	$—	$92,800

Fair value of shares issued in conjunction with the First Tower investment	$160,571	$—	$—

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2012 and June 30, 2011

(in thousands, except share data)

			June 30, 2012
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
LEVEL 3 PORTFOLIO INVESTMENTS:
Control Investments (25.00% or greater of voting control)
AIRMALL USA, Inc(27)	Pennsylvania / Property Management	Senior Secured Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor), due 6/30/2015)(3)(4)	$29,350	$29,350	$29,350	2.0%
		Senior Subordinated Term Loan (12.00% plus 6.00% PIK, due 12/31/2015)	12,500	12,500	12,500	0.8%
		Convertible Preferred Stock (9,919.684 shares)		9,920	6,132	0.4%
		Common Stock (100 shares)		—	—	0.0%

				51,770	47,982	3.2%

Ajax Rolled Ring & Machine, Inc.	South Carolina / Manufacturing	Senior Secured Note—Tranche A (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 4/01/2013)(3)(4)	20,167	20,167	20,167	1.3%
		Subordinated Secured Note—Tranche B (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor) plus 6.00% PIK, due 4/01/2013)(3)(4)	15,035	15,035	15,035	1.0%
		Convertible Preferred Stock—Series A (6,142.6 shares)		6,057	17,191	1.1%
		Unrestricted Common Stock (6 shares)		—	17	0.0%

				41,259	52,410	3.4%

AWCNC, LLC(19)	North Carolina / Machinery	Members Units—Class A (1,800,000 units)		—	—	0.0%
		Members Units—Class B-1 (1 unit)		—	—	0.0%
		Members Units—Class B-2 (7,999,999 units)		—	—	0.0%

				—	—	0.0%

Borga, Inc.	California / Manufacturing	Revolving Line of Credit—$1,000 Commitment (5.00% (PRIME + 1.75%) plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)(4)(25)	1,000	945	668	0.0%
		Senior Secured Term Loan B (8.50% (PRIME + 5.25%) plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)(4)	1,612	1,500	—	0.0%
		Senior Secured Term Loan C (12.00% plus 4.00% PIK plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)	9,352	707	—	0.0%
		Common Stock (100 shares)(21)		—	—	0.0%
		Warrants (33,750 warrants)(21)		—	—	0.0%

				3,152	668	0.0%

Energy Solutions Holdings, Inc.(8)	Texas / Gas Gathering and Processing	Senior Secured Note (18.00%, due 12/11/2016)(3)	25,000	25,000	25,000	1.7%
		Junior Secured Note (18.00%, due 12/12/2016)(3)	12,000	12,000	12,000	0.8%
		Senior Secured Note to Vessel Holdings LLC (18.00%, due 12/12/2016)	3,500	3,500	3,500	0.2%
		Subordinated Secured Note to Freedom Marine Holdings, LLC (12.00% (LIBOR + 6.11% with 5.89% LIBOR floor) plus 4.00% PIK, in non-accrual status effective 10/1/2010, due 12/31/2011)(4)	13,352	12,504	5,603	0.4%
		Senior Secured Debt to Yatesville Coal Holdings, Inc. (Non-accrual status effective 1/1/2009, past due)	1,035	1,035	—	0.0%
		Junior Secured Debt to Yatesville Coal Holdings, Inc. (Non-accrual status effective 1/1/2009, past due)	414	414	—	0.0%
		Escrow Receivable		—	9,825	0.6%
		Common Stock (100 shares)		8,792	70,940	4.7%

				63,245	126,868	8.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2012 and June 30, 2011

(in thousands, except share data)

			June 30, 2012
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
LEVEL 3 PORTFOLIO INVESTMENTS:
Control Investments (25.00% or greater of voting control)
First Tower Holdings of Delaware, LLC.(29)	Mississippi / Consumer Finance	Senior Secured Revolving Credit Facility—$400,000 Commitment (20.00% (LIBOR + 18.50% with 1.50% LIBOR floor), due 6/30/2022)(25)	$244,760	$244,760	$244,760	16.2%
		Common Stock (83,729,323 shares)		43,193	43,193	2.9%
		Net Revenue Interest (5% of Net Revenue & Distributions)		—	—	0.0%

				287,953	287,953	19.1%

Integrated Contract Services, Inc.(9)	North Carolina / Contracting	Secured Promissory Notes (15.00%, in non-accrual status effective 12/22/2010, due 3/21/2012—12/18/2013)(10)	2,581	2,580	—	0.0%
		Senior Demand Note (15.00%, in non-accrual status effective 11/1/2010, past due)(10)	1,170	1,170	—	0.0%
		Senior Secured Note (7.00% plus 7.00% PIK plus 6.00% default interest, in non-accrual status effective 10/9/2007, past due)	300	—	—	0.0%
		Junior Secured Note (7.00% plus 7.00% PIK plus 6.00% default interest, in non-accrual status effective 10/9/2007, past due)	11,520	11,520	—	0.0%
		Preferred Stock—Series A (10 shares)		—	—	0.0%
		Common Stock (49 shares)		679	—	0.0%

				15,949	—	0.0%

Manx Energy, Inc. ("Manx")(12)	Kansas / Oil & Gas Production	Manx—Senior Secured Note (13.00%, in non-accrual status effective 1/19/2010, due 6/21/2013)	3,550	3,550	—	0.0%
		Manx—Preferred Stock (6,635 shares)		6,307	—	0.0%
		Manx—Common Stock (17,082 shares)		1,170	—	0.0%

				11,027	—	0.0%

NMMB Holdings, Inc.(24)	New York / Media	Senior Term Loan (14.00%, due 5/6/2016)	21,700	21,700	21,700	1.4%
		Senior Subordinated Term Loan (15.00%, due 5/6/2016)	2,800	2,800	2,800	0.2%
		Series A Preferred Stock (4,400 shares)		4,400	252	0.0%

				28,900	24,752	1.6%

R-V Industries, Inc.	Pennsylvania / Manufacturing	Warrants (200,000 warrants, expiring 6/30/2017)		1,682	6,403	0.4%
		Common Stock (545,107 shares)		5,087	17,453	1.2%

				6,769	23,856	1.6%

Wolf Energy Holdings, Inc(12)	Kansas / Oil & Gas Production	Appalachian Energy Holdings, LLC ("AEH")—Senior Secured First Lien Note (8.00%, in non-accrual status effective 1/19/2010, due 6/21/2013)	2,437	2,000	—	0.0%
		Coalbed, LLC—Senior Secured Note (8.00%, in non-accrual status effective 1/19/2010, due 6/21/2013)(6)	7,311	5,991	—	0.0%
		Common Stock (100 Shares)		—	—	0.0%

				7,991	—	0.0%

		Total Control Investments		518,015	564,489	37.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2012 and June 30, 2011

(in thousands, except share data)

			June 30, 2012
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
LEVEL 3 PORTFOLIO INVESTMENTS:
Affiliate Investments (5.00% to 24.99% voting control)
BNN Holdings Corp., (f/k/a Biotronic NeuroNetwork)	Michigan / Healthcare	Senior Secured Note (11.50% (LIBOR + 7.00% with 4.50% LIBOR floor) plus 1.00% PIK, due 2/21/2013)(3)(4)	$26,227	$26,227	$26,227	1.8%
		Preferred Stock Series A (9,925.455 shares)(13)		2,300	2,151	0.2%
		Preferred Stock Series B (1,753.64 shares)(13)		579	542	0.0%

				29,106	28,920	2.0%

Boxercraft Incorporated	Georgia / Textiles & Leather	Senior Secured Term Loan A (9.50% (LIBOR + 6.50% with 3.00% LIBOR floor), due 9/16/2013)(3)(4)	1,644	1,532	1,644	0.1%
		Senior Secured Term Loan B (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor), due 9/16/2013)(3)(4)	4,698	4,265	4,698	0.3%
		Senior Secured Term Loan C (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 9/16/2013)(3)(4)	2,277	2,277	2,277	0.2%
		Subordinated Secured Term Loan (12.00% plus 3.00% PIK, due 3/16/2014)(3)	7,966	7,049	7,966	0.5%
		Preferred Stock (1,000,000 shares)		—	576	0.0%
		Common Stock (10,000 shares)		—	—	0.0%

				15,123	17,161	1.1%

Smart, LLC(14)	New York / Diversified / Conglomerate Service	Membership Interest		—	35	0.0%

				—	35	0.0%

		Total Affiliate Investments		44,229	46,116	3.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2012 and June 30, 2011

(in thousands, except share data)

			June 30, 2012
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
LEVEL 3 PORTFOLIO INVESTMENTS:
Non-control/Non-affiliate Investments (less than 5.00% of voting control)
ADAPCO, Inc.	Florida / Ecological	Common Stock (5,000 shares)		$141	$240	0.0%

				141	240	0.0%

Aircraft Fasteners International, LLC	California / Machinery	Convertible Preferred Stock (32,500 units)		396	471	0.0%

				396	471	0.0%

American Gilsonite Company	Utah / Specialty Minerals	Senior Subordinated Note (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/10/2016)(3)(4)	$30,232	30,232	30,232	2.0%
		Senior Subordinated Note (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/10/2016)(4)	7,500	7,500	7,500	0.5%
		Membership Interest in AGC/PEP, LLC (99.9999%)(15)		—	6,830	0.5%

				37,732	44,562	3.0%

Apidos CLO VIII, Ltd	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)		18,056	19,509	1.3%

				18,056	19,509	1.3%

Apidos CLO IX, Ltd	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)		18,723	18,723	1.2%

				18,723	18,723	1.2%

Archipelago Learning, Inc.	Minnesota / Consumer Services	Second Lien Debt (11.25% (LIBOR + 9.75% with 1.50% LIBOR floor), due 5/17/2019)(4)(16)	50,000	48,022	49,271	3.3%

				48,022	49,271	3.3%

Babson CLO Ltd 2011-I	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)		33,080	34,244	2.3%

				33,080	34,244	2.3%

Babson CLO Ltd 2012-IA	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)		27,014	27,197	1.8%

				27,014	27,197	1.8%

Babson CLO Ltd 2012-IIA.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)		27,486	27,017	1.8%

				27,486	27,017	1.8%

Blue Coat Systems, Inc.(3)(4)	Massachusetts / Software & Computer Services	Second Lien Term Loan (11.50% (LIBOR + 10.00% with 1.50% LIBOR floor), due 8/15/2018)	25,000	24,279	25,000	1.7%

				24,279	25,000	1.7%

Byrider Systems Acquisition Corp	Indiana / Auto Finance	Senior Subordinated Notes (12.00% plus 2.00% PIK, due 11/3/2016)(3)	20,546	20,546	19,990	1.3%

				20,546	19,990	1.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2012 and June 30, 2011

(in thousands, except share data)

			June 30, 2012
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
LEVEL 3 PORTFOLIO INVESTMENTS:
Non-control/Non-affiliate Investments (less than 5.00% of voting control)
Caleel + Hayden, LLC(14)(31)	Colorado / Personal & Nondurable Consumer Products	Membership Units (7,500 shares)		$351	$1,031	0.1%

				351	1,031	0.1%

Capstone Logistics, LLC.(4)	Georgia / Commercial Services	Senior Secured Term Loan A (7.50% (LIBOR + 5.50% with 2.00% LIBOR floor), due 9/16/2016)	$33,793	33,793	33,793	2.2%
		Senior Secured Term Loan B (13.50% (LIBOR + 11.50% with 2.00% LIBOR floor), due 9/16/2016)(3)	41,625	41,625	41,625	2.8%

				75,418	75,418	5.0%

Cargo Airport Services USA, LLC.	New York / Transportation	Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 3/31/2016)(3)(4)	48,891	48,891	48,891	3.2%
		Common Equity (1.6 units)		1,639	1,886	0.1%

				50,530	50,777	3.3%

CIFC Funding 2011-I, Ltd.(4)	Cayman Islands / Diversified Financial Services	Secured Class D Notes (5.79% (LIBOR + 5.00%), due 1/19/2023)	19,000	14,778	15,229	1.0%
		Unsecured Class E Notes (7.79% (LIBOR + 7.00%), due 1/19/2023)	15,400	12,480	12,488	0.8%

				27,258	27,717	1.8%

The Copernicus Group, Inc.	North Carolina / Healthcare	Escrow Receivable		—	315	0.0%

				—	315	0.0%

CRT MIDCO, LLC.	Wisconsin / Media	Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 6/30/2017)(3)(4)	73,500	73,500	73,491	4.9%

				73,500	73,491	4.9%

Diamondback Operating, LP	Oklahoma / Oil & Gas Production	Net Profits Interest (15.00% payable on Equity distributions)(7)		—	—	0.0%

				—	—	0.0%

Empire Today, LLC	Illinois / Durable Consumer Products	Senior Secured Note (11.375%, due 2/1/2017)	15,700	15,255	15,700	1.0%

				15,255	15,700	1.0%

Fairchild Industrial Products, Co.	North Carolina / Electronics	Escrow Receivable		—	144	0.0%

				—	144	0.0%

Fischbein, LLC	North Carolina / Machinery	Senior Subordinated Debt (12.00% plus 2.00% PIK, due 10/31/2016)	3,413	3,413	3,413	0.3%
		Escrow Receivable		—	565	0.0%
		Membership Class A (875,000 units)		875	2,036	0.1%

				4,288	6,014	0.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2012 and June 30, 2011

(in thousands, except share data)

			June 30, 2012
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
LEVEL 3 PORTFOLIO INVESTMENTS:
Non-control/Non-affiliate Investments (less than 5.00% of voting control)
Focus Brands, Inc(4).	Georgia / Consumer Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 8/21/2018)	$15,000	$14,711	$14,711	1.0%

				14,711	14,711	1.0%

Galaxy XII CLO, Ltd	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)		21,526	21,897	1.4%

				21,526	21,897	1.4%

H&M Oil & Gas, LLC	Texas / Oil & Gas Production	Senior Secured Note (13.00% (LIBOR + 7.50% with 5.50% LIBOR floor) plus 3.00% PIK, plus 2.00% default interest, in non-accrual status effective 1/1/2011, past due)(4)	62,814	60,019	30,524	2.0%
		Senior Secured Note (18.00% PIK, in non-accrual status effective 4/27/2012, past due)	4,507	4,430	4,507	0.3%
		Net Profits Interest (8.00% payable on Equity distributions)(7)		—	—	0.0%

				64,449	35,031	2.3%

Hi-Tech Testing Service, Inc. and Wilson Inspection X-Ray Services, Inc.	Texas / Oil & Gas Equipment & Services	Senior Secured Term Loan (11.00%, due 9/26/2016)	7,400	7,188	7,391	0.5%

				7,188	7,391	0.5%

Hoffmaster Group, Inc.(4)	Wisconsin / Durable Consumer Products	Second Lien Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 1/3/2019)	10,000	9,810	9,811	0.6%
		Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 1/3/2019)	1,000	990	951	0.1%

				10,800	10,762	0.7%

Hudson Products Holdings, Inc.(16)	Texas / Manufacturing	Senior Secured Term Loan (9.00% (PRIME + 5.00% with 4.00% PRIME floor), due 8/24/2015)(3)(4)	6,299	5,880	5,826	0.4%

				5,880	5,826	0.4%

ICON Health & Fitness, Inc	Utah / Durable Consumer Products	Senior Secured Note (11.875% , due 10/15/2016)(3)	43,100	43,361	43,100	2.9%

				43,361	43,100	2.9%

IDQ Holdings, Inc.	Texas / Automobile	Senior Secured Note (11.50%, due 4/1/2017)	12,500	12,260	12,488	0.8%

				12,260	12,488	0.8%

Injured Workers Pharmacy LLC.	Massachusetts / Healthcare	Second Lien Debt (12.00% (LIBOR + 7.50% with 4.50% LIBOR floor) plus 1.00% PIK, due 11/4/2017)(3)(4)	15,100	15,100	15,100	1.0%

				15,100	15,100	1.0%

Iron Horse Coiled Tubing, Inc.(23)	Alberta, Canada / Production Services	Common Stock (3,821 shares)		268	2,040	0.1%

				268	2,040	0.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2012 and June 30, 2011

(in thousands, except share data)

			June 30, 2012
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
LEVEL 3 PORTFOLIO INVESTMENTS:
Non-control/Non-affiliate Investments (less than 5.00% of voting control)
JHH Holdings, Inc.	Texas / Healthcare	Second Lien Debt (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 6/23/2016)(3)(4)	$15,736	$15,736	$15,736	1.0%

				15,736	15,736	1.0%

LHC Holdings Corp.	Florida / Healthcare	Revolving Line of Credit—$750 Commitment (8.50% (LIBOR + 6.00% with 2.50% LIBOR floor), due 5/31/2015)(4)(25)(26)	—	—	—	0.0%
		Senior Subordinated Debt (10.50%, due 5/31/2015)(3)	4,265	4,125	4,125	0.3%
		Membership Interest (125 units)		216	225	0.0%

				4,588	4,761	0.3%

Madison Park Funding IX, Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)		25,810	25,810	1.7%

				25,810	25,810	1.7%

Maverick Healthcare, LLC	Arizona / Healthcare	Preferred Units (1,250,000 units)		1,252	1,756	0.1%
		Common Units (1,250,000 units)		—	95	0.0%

				1,252	1,851	0.1%

Medical Security Card Company, LLC(4)	Arizona / Healthcare	Revolving Line of Credit—$1,500 Commitment (9.50% (LIBOR + 7.00% with 2.50% LIBOR floor), due 2/1/2016)(25)	—	—	—	0.0%
		First Lien Term Loan (11.25% (LIBOR + 8.75% with 2.50% LIBOR floor), due 2/1/2016)(3)	17,317	17,317	17,317	1.1%

				17,317	17,317	1.1%

Mood Media Corporation(16)(3)	Canada / Media	Senior Subordinated Term Loan (10.25% (LIBOR + 8.75% with 1.50% LIBOR floor), due 11/6/2018)(4)	15,000	14,866	15,000	1.0%

				14,866	15,000	1.0%

National Bankruptcy Services, LLC(3)(4)	Texas / Diversified Financial Services	Senior Subordinated Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor) plus 1.50% PIK, due 7/16/2017)	18,402	18,402	18,402	1.2%

				18,402	18,402	1.2%

Naylor, LLC(4)	Florida / Media	Revolving Line of Credit—$2,500 Commitment (11.00% (LIBOR + 8.00% with 3.00% LIBOR floor), due 6/7/2017)(25)	—	—	—	0.0%
		Senior Secured Term Loan (11.00% (LIBOR + 8.00% with 3.00% LIBOR floor), due 6/7/2017)	48,600	48,600	48,600	3.2%

				48,600	48,600	3.2%

New Meatco Provisions, LLC.	California / Food Products	Senior Subordinated Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor) plus 4.00%, PIK due 4/18/2016)(4)	12,438	12,438	6,571	0.4%

				12,438	6,571	0.4%

Nixon, Inc.	California / Durable Consumer Products	Senior Secured Term Loan (8.75% plus 2.75% PIK, due 4/16/2018)(16)	15,085	14,792	14,792	1.0%

				14,792	14,792	1.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2012 and June 30, 2011

(in thousands, except share data)

			June 30, 2012
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
LEVEL 3 PORTFOLIO INVESTMENTS:
Non-control/Non-affiliate Investments (less than 5.00% of voting control)
Nobel Learning Communities, Inc.	Pennsylvania / Consumer Services	Subordinated Unsecured (11.50% plus 1.50% PIK, due 8/9/2017)	$15,147	$15,147	$15,147	1.0%

				15,147	15,147	1.0%

Northwestern Management Services, LLC	Florida / Healthcare	Revolving Line of Credit—$1,500 Commitment (10.50% (PRIME + 6.75% with 3.75% PRIME floor), due 7/30/2015)(4)(25)	200	200	200	0.0%
		Senior Secured Term Loan A (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor), due 7/30/2015)(3)(4)	16,092	16,092	16,092	1.1%
		Common Stock (50 shares)		371	1,205	0.1%

				16,663	17,497	1.2%

NRG Manufacturing, Inc.	Texas / Manufacturing	Escrow Receivable		—	6,431	0.4%

				—	6,431	0.4%

Out Rage, LLC(4)	Wisconsin / Durable Consumer Products	Revolving Line of Credit—$1,500 Commitment (11.0% (LIBOR + 8.00% with 3.00% LIBOR floor), due 3/02/2013)(25)	—	—	—	0.0%
		Senior Secured Term Loan (11.00% (LIBOR + 8.00% with 3.00% LIBOR floor), due 3/2/2015)	10,756	10,756	10,686	0.7%

				10,756	10,686	0.7%

Pinnacle Treatment Centers, Inc(4)	Pennsylvania / Healthcare	Revolving Line of Credit—$1,000 Commitment (8.0% (LIBOR + 5.00% with 3.00% LIBOR floor), due 1/10/2016)(25)	—	—	—	0.0%
		Senior Secured Term Loan (11.00% (LIBOR + 8.00% with 3.00% LIBOR floor), due 1/10/2016)(3)	17,475	17,475	17,475	1.2%

				17,475	17,475	1.2%

Potters Holdings II, L.P.(16)	Pennsylvania / Manufacturing	Senior Subordinated Term Loan (10.25% (LIBOR + 8.50% with 1.75% LIBOR floor), due 11/6/2017)(3)(4)	15,000	14,803	14,608	1.0%

				14,803	14,608	1.0%

Pre-Paid Legal Services, Inc(16)	Oklahoma / Consumer Services	Senior Subordinated Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 12/31/2016)(3)(4)	5,000	5,000	4,989	0.3%

				5,000	4,989	0.3%

Progrexion Holdings, Inc(4)(28)	Utah / Consumer Services	Senior Secured Term Loan A (11.25% (LIBOR + 9.25% with 2.00% LIBOR floor), due 12/31/2014)(3)	34,502	34,502	34,502	2.3%
		Senior Secured Term Loan B (11.25% (LIBOR + 9.25% with 2.00% LIBOR floor), due 12/31/2014)	28,178	28,178	28,178	1.9%

				62,680	62,680	4.2%

Renaissance Learning, Inc.(16)	Wisconsin / Consumer Services	Second Lien Term Loan (12.00% (LIBOR + 10.50% with 1.50% LIBOR floor), due 10/19/2018)(4)	6,000	5,775	6,000	0.4%

				5,775	6,000	0.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2012 and June 30, 2011

(in thousands, except share data)

			June 30, 2012
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
LEVEL 3 PORTFOLIO INVESTMENTS:
Non-control/Non-affiliate Investments (less than 5.00% of voting control)
Rocket Software, Inc.(3)(4)	Massachusetts / Software & Computer Services	Second Lien Term Loan (10.25% (LIBOR + 8.75% with 1.50% LIBOR floor), due 2/8/2019)	$15,000	$14,711	$14,711	1.0%

				14,711	14,711	1.0%

Royal Adhesives & Sealants, LLC.	Indiana / Chemicals	Senior Subordinated Unsecured Term Loan (12.00% plus 2.00% PIK due 11/29/2016)	27,798	27,798	27,798	1.8%

				27,798	27,798	1.8%

Seaton Corp.	Illinois / Business Services	Subordinated Secured (12.50% (LIBOR + 9.00% with 3.50% LIBOR floor) plus 2.00% PIK, due 3/14/2014)(3)(4)	3,288	3,164	3,288	0.2%

				3,164	3,288	0.2%

SG Acquisition, Inc(4)	Georgia / Insurance	Senior Secured Term Loan A (8.50% (LIBOR + 6.50% with 2.00% LIBOR floor), due 3/18/2016)	27,469	27,469	27,469	1.8%
		Senior Secured Term Loan B (14.50% (LIBOR + 12.50% with 2.00% LIBOR floor), due 3/18/2016)(3)	29,625	29,625	29,625	2.0%
		Senior Secured Term Loan C (8.50% (LIBOR + 6.50% with 2.00% LIBOR floor), due 3/18/2016)	12,686	12,686	12,686	0.8%
		Senior Secured Term Loan D (14.50% (LIBOR + 12.50% with 2.00% LIBOR floor), due 3/18/2016)	13,681	13,681	13,681	0.9%

				83,461	83,461	5.5%

Shearer's Foods, Inc.	Ohio / Food Products	Junior Secured Debt (12.00% plus 3.75% PIK (3.75% LIBOR floor), due 3/31/2016)(3)(4)	37,639	37,639	37,639	2.5%
		Membership Interest in Mistral Chip Holdings, LLC—Common (2,000 units)(17)		2,000	2.161	0.1%
		Membership Interest in Mistral Chip Holdings, LLC 2—Common (595 units)(17)		1,322	643	0.0%
		Membership Interest in Mistral Chip Holdings, LLC 3—Preferred (67 units)(17)		673	883	0.1%

				41,634	41,326	2.7%

Skillsoft Public Limited Company	Ireland / Software & Computer Services	Subordinated Unsecured (11.125%, due 6/1/2018)	15,000	14,916	15,000	1.0%

				14,916	15,000	1.0%

Snacks Holding Corporation	Minnesota / Food Products	Senior Subordinated Unsecured Term Loan (12.00% plus 1.00% PIK, due 11/12/2017)	15,250	14,754	15,250	1.0%
		Series A Preferred Stock (4,021.45 shares)		56	42	0.0%
		Series B Preferred Stock (1,866.10 shares)		56	42	0.0%
		Warrant (to purchase 31,196.52 voting common shares, expires 11/12/2020)		479	357	0.0%

				15,345	15,691	1.0%

Southern Management Corporation(30)	South Carolina / Consumer Finance	Second Lien Term Loan (12.00% plus 5.00% PIK due 5/31/2017)	17,568	17,568	17,568	1.2%

				17,568	17,568	1.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2012 and June 30, 2011

(in thousands, except share data)

			June 30, 2012
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
LEVEL 3 PORTFOLIO INVESTMENTS:
Non-control/Non-affiliate Investments (less than 5.00% of voting control)
Sport Helmets Holdings, LLC(14)	New York / Personal & Nondurable Consumer Products	Escrow Receivable		$—	$406	0.0%

				—	406	0.0%

Springs Window Fashions, LLC.	Wisconsin / Durable Consumer Products	Second Lien Term Loan (11.25% (LIBOR + 9.25% with 2.00% LIBOR floor), due 11/30/2017)(3)(4)	$35,000	35,000	34,062	2.3%

				35,000	34,062	2.3%

ST Products, LLC.	Pennsylvania/ Manufacturing	Senior Secured Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor), due 6/16/2016)(3)(4)	23,328	23,328	23,328	1.5%

				23,328	23,328	1.5%

Stauber Performance Ingredients, Inc.(4)	California / Food Products	Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 1/21/2016)(3)	22,058	22,058	22,058	1.5%
		Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 5/21/2017)	10,500	10,500	10,500	0.7%

				32,558	32,558	2.2%

Stryker Energy, LLC	Ohio / Oil & Gas Production	Subordinated Secured Revolving Credit Facility—$50,300 Commitment (8.50% (LIBOR + 7.00% with 1.50% LIBOR floor) plus 3.75% PIK, in non-accrual status effective 12/1/2011, due 12/1/2015)(4)(25)	33,444	32,711	—	0.0%
		Overriding Royalty Interests(18)		—	1,623	0.1%

				32,711	1,623	0.1%

Symphony CLO, IX Ltd.	Cayman Islands / Diversified Financial Services	LP Certificates (Residual Interest)		42,864	43,612	2.9%

				42,864	43,612	2.9%

Targus Group International, Inc(16)	California / Durable Consumer Products	First Lien Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 5/25/2016)(3)(4)	23,760	23,363	23,760	1.6%

				23,363	23,760	1.6%

Totes Isotoner Corporation	Ohio / Nondurable Consumer Products	Second Lien Term Loan (10.75%, (LIBOR + 9.25% with 1.50% LIBOR floor) due 1/8/2018)(3)(4)	39,000	39,000	38,531	2.5%

				39,000	38,531	2.5%

U.S. HealthWorks Holding Company, Inc(16)	California / Healthcare	Second Lien Term Loan (10.50% (LIBOR + 9.00% with 1.50% LIBOR floor), due 6/15/2017)(3)(4)	25,000	25,000	25,000	1.7%

				25,000	25,000	1.7%

VanDeMark Chemicals, Inc.(3)	New York / Chemicals	Senior Secured Term Loan Note (12.20% (LIBOR + 10.20% with 2.0% LIBOR floor), due 12/31/2014)(4)	30,306	30,306	30,306	2.0%

				30,306	30,306	2.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2012 and June 30, 2011

(in thousands, except share data)

			June 30, 2012
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
LEVEL 3 PORTFOLIO INVESTMENTS:
Non-control/Non-affiliate Investments (less than 5.00% of voting control)
Wind River Resources Corp. and Wind River II Corp.	Utah / Oil & Gas Production	Senior Secured Note (13.00% (LIBOR + 7.50% with 5.50% LIBOR floor) plus 3.00% default interest on principal, 16.00% default interest on past due interest, in non-accrual status effective 12/1/2008, past due)(4)	$14,750	$14,750	$2,339	0.2%
		Net Profits Interest (5.00% payable on Equity distributions)(7)		—	—	0.0%

				14,750	2,339	0.2%

		Total Non-control/Non-affiliate Investments
		(Level 3 Investments)		1,536,950	1,483,487	98.1%

		Total Level 3 Portfolio Investments		2,099,194	2,094,092	138.5%

LEVEL 1 PORTFOLIO INVESTMENTS:
Non-control/Non-affiliate Investments (less than 5.00% of voting control)
Allied Defense Group, Inc.	Virginia / Aerospace & Defense	Common Stock (10,000 shares)		56	—	0.0%

				56	—	0.0%

Dover Saddlery, Inc.	Massachusetts / Retail	Common Stock (30,974 shares)		63	129	0.0%

				63	129	0.0%

		Total Non-control/Non-affiliate Investments
		(Level 1 Investments)		119	129	0.0%

		Total Portfolio Investments		2,099,313	2,094,221	138.5%

SHORT TERM INVESTMENTS: Money Market Funds (Level 2 Investments)
Fidelity Institutional Money Market Funds—Government Portfolio (Class I)				86,596	86,596	5.7%
Fidelity Institutional Money Market Funds—Government Portfolio (Class I)(3)				31,772	31,772	2.1%
Victory Government Money Market Funds				1	1	0.0%

		Total Money Market Funds		118,369	118,369	7.8%

		Total Investments		2,217,682	2,212,590	146.3%

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2012 and June 30, 2011

(in thousands, except share data)

			June 30, 2011
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
LEVEL 3 PORTFOLIO INVESTMENTS:
Control Investments (25.00% or greater of voting control)
AIRMALL USA, Inc(27)	Pennsylvania / Property Management	Senior Secured Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor), due 6/30/2015)(3)(4)	$30,000	$30,000	$30,000	2.7%
		Senior Subordinated Term Loan (12.00% plus 6.00% PIK, due 12/31/2015)	12,500	12,500	12,500	1.1%
		Convertible Preferred Stock (9,919.684 shares)		9,920	9,226	0.8%
		Common Stock (100 shares)		—	—	0.0%

				52,420	51,726	4.6%

Ajax Rolled Ring & Machine, Inc.	South Carolina / Manufacturing	Senior Secured Note—Tranche A (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 4/01/2013)(3)(4)	20,607	20,607	20,607	1.8%
		Subordinated Secured Note—Tranche B (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor) plus 6.00% PIK, due 4/01/2013)(3)(4)	15,035	15,035	13,270	1.2%
		Convertible Preferred Stock—Series A (6,142.6 shares)		6,057	—	0.0%
		Unrestricted Common Stock (6 shares)		—	—	0.0%

				41,699	33,877	3.0%

AWCNC, LLC(19)	North Carolina / Machinery	Members Units—Class A (1,800,000 units)		—	—	0.0%
		Members Units—Class B-1 (1 unit)		—	—	0.0%
		Members Units—Class B-2 (7,999,999 units)		—	—	0.0%

				—	—	0.0%

Borga, Inc.	California / Manufacturing	Revolving Line of Credit—$1,000 Commitment (5.00% (PRIME + 1.75%) plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)(4)(25)	1,000	945	1,000	0.1%
		Senior Secured Term Loan B (8.50% (PRIME + 5.25%) plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)(4)	1,612	1,500	691	0.1%
		Senior Secured Term Loan C (12.00% plus 4.00% PIK plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)	8,980	706	—	0.0%
		Common Stock (100 shares)(21)		—	—	0.0%
		Warrants (33,750 warrants)(21)		—	—	0.0%

				3,151	1,691	0.2%

C&J Cladding LLC	Texas / Metal Services and Minerals	Membership Interest (400 units)(22)		580	4,699	0.4%

				580	4,699	0.4%

Change Clean Energy Holdings, Inc. ("CCEHI" or "Biomass")(5)(8)	Maine / Biomass Power	Common Stock (1,000 shares)		2,540	—	0.0%

				2,540	—	0.0%

Freedom Marine Services LLC(20)(8)	Louisiana / Shipping Vessels	Subordinated Secured Note (12.00% (LIBOR + 6.11% with 5.89% LIBOR floor) plus 4.00% PIK, in non-accrual status effective 10/1/2010, due 12/31/2011)(4)	11,674	11,303	3,079	0.3%
		Net Profits Interest (22.50% payable on equity distributions)(7)		—	—	0.0%

				11,303	3,079	0.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2012 and June 30, 2011

(in thousands, except share data)

			June 30, 2011
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
LEVEL 3 PORTFOLIO INVESTMENTS:
Control Investments (25.00% or greater of voting control)
Gas Solutions Holdings, Inc.(8)(3)	Texas / Gas Gathering and	Senior Secured Note (18.00%, due 12/11/2016)	$25,000	$25,000	$25,000	2.2%
	Processing	Junior Secured Note (18.00%, due 12/12/2016)	12,000	12,000	12,000	1.1%
		Common Stock (100 shares)		5,003	68,406	6.2%

				42,003	105,406	9.5%

Integrated Contract Services, Inc.(9)	North Carolina / Contracting	Secured Promissory Notes (15.00%, in non-accrual status effective 12/22/2010, due 3/21/2012 - 4/10/2013)(10)	1,708	1,708	1,708	0.2%
		Senior Demand Note (15.00%, in non-accrual status effective 11/1/2010, past due)(10)	1,170	1,170	59	0.0%
		Senior Secured Note (7.00% plus 7.00% PIK plus 6.00% default interest, in non-accrual status effective 10/09/2007, past due)	960	660	—	0.0%
		Junior Secured Note (7.00% plus 7.00% PIK plus 6.00% default interest, in non-accrual status effective 10/09/2007, past due)	14,003	14,003	—	0.0%
		Preferred Stock—Series A (10 shares)		—	—	0.0%
		Common Stock (49 shares)		679	—	0.0%

				18,220	1,767	0.2%

Iron Horse Coiled Tubing, Inc.(23)	Alberta, Canada /	Senior Secured Tranche 2 (Zero Coupon, due 1/1/2016)	2,338	2,338	2,186	0.2%
	Production Services	Senior Secured Tranche 3 (2.00%, due 1/1/2016)	12,000	11,781	11,514	1.0%
		Common Stock (3,821 shares)		268	1,657	0.2%

				14,387	15,357	1.4%

Manx Energy, Inc. ("Manx")(12)	Kansas / Oil & Gas Production	Appalachian Energy Holdings, LLC ("AEH")—Senior Secured Note (8.00%, in non-accrual status effective 1/19/2010, due 1/19/2013)	2,248	2,000	—	0.0%
		Coalbed, LLC—Senior Secured Note (8.00%, in non-accrual status effective 1/19/2010, due 1/19/2013)(6)	6,743	5,991	—	0.0%
		Manx—Senior Secured Note (13.00%, in non-accrual status effective 1/19/2010, due 1/19/2013)	3,550	3,550	1,312	0.1%
		Manx—Preferred Stock (6,635 shares)		6,307	—	0.0%
		Manx—Common Stock (3,416,335 shares)		1,171	—	0.0%

				19,019	1,312	0.1%

NMMB Holdings, Inc.(24)	New York / Media	Revolving Line of Credit—$3,000 Commitment (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor), due 5/6/2016)(4)(25)	—	—	—	0.0%
		Senior Term Loan (14.00%, due 5/6/2016)	24,250	24,250	24,250	2.2%
		Senior Subordinated Term Loan (15.00%, due 5/6/2016)	2,800	2,800	2,800	0.2%
		Series A Preferred Stock (4,400 shares)		4,400	4,400	0.4%

				31,450	31,450	2.8%

NRG Manufacturing, Inc.	Texas / Manufacturing	Senior Secured Note (16.50% (LIBOR + 11.00% with 5.50% LIBOR floor), due 8/31/2011)(3)(4)	13,080	13,080	13,080	1.2%
		Common Stock (800 shares)		2,317	32,403	2.9%

				15,397	45,483	4.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2012 and June 30, 2011

(in thousands, except share data)

			June 30, 2011
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
LEVEL 3 PORTFOLIO INVESTMENTS:
Control Investments (25.00% or greater of voting control)
Nupla Corporation	California / Home & Office Furnishings, Housewares & Durable	Revolving Line of Credit—$2,000 Commitment (7.25% (PRIME + 4.00%) plus 2.00% default interest, due 9/04/2012)(4) (25)	$1,093	$1,014	$1,093	0.1%
		Senior Secured Term Loan A (8.00% (PRIME + 4.75%) plus 2.00% default interest, due 9/04/2012)(4)	4,538	902	4,538	0.4%
		Senior Subordinated Debt (15.00% PIK, in non-accrual status effective 4/01/2009, due 3/04/2013)	3,910	—	478	0.0%
		Preferred Stock—Class A (2,850 shares)		—	—	0.0%
		Preferred Stock—Class B (1,330 shares)		—	—	0.0%
		Common Stock (2,360,743 shares)		—	—	0.0%

				1,916	6,109	0.5%

R-V Industries, Inc.	Pennsylvania /	Warrants (200,000 warrants, expiring 6/30/2017)		1,682	2,178	0.2%
	Manufacturing	Common Stock (545,107 shares)		5,086	5,938	0.5%

				6,768	8,116	0.7%

Yatesville Coal Holdings, Inc.(11)(8)	Kentucky / Mining, Steel, Iron and Non-Precious	Senior Secured Note (Non-accrual status effective 1/01/2009, past due)(4)	1,035	1,035	—	0.0%
	Metals and Coal Production	Junior Secured Note (Non-accrual status effective 1/01/2009, past due)(4)	413	413	—	0.0%
		Common Stock (1,000 shares)		—	—	0.0%

				1,448	—	0.0%

		Total Control Investments		262,301	310,072	27.8%

Affiliate Investments (5.00% to 24.99% voting control)
BNN Holdings Corp., (f/k/a Biotronic NeuroNetwork)	Michigan / Healthcare	Senior Secured Note (11.50% (LIBOR + 7.00% with 4.50% LIBOR floor) plus 1.00% PIK, due 2/21/2013)(3)(4)	26,227	26,227	27,014	2.4%
		Preferred Stock Series A (9,925.455 shares)(13)		2,300	5,597	0.6%
		Preferred Stock Series B (1,753.64 shares)(13)		579	1,409	0.1%

				29,106	34,020	3.1%

Boxercraft Incorporated	Georgia / Textiles & Leather	Senior Secured Term Loan A (9.50% (LIBOR + 6.50% with 3.00% LIBOR floor), due 9/16/2013)(3)(4)	2,710	2,423	2,674	0.2%
		Senior Secured Term Loan B (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor), due 9/16/2013)(3)(4)	4,753	4,025	4,722	0.4%
		Subordinated Secured Term Loan (12.00% plus 6.50% PIK, due 3/16/2014)(3)	7,727	6,483	7,766	0.8%
		Preferred Stock (1,000,000 shares)		—	470	0.0%
		Common Stock (10,000 shares)		—	—	0.0%

				12,931	15,632	1.4%

Smart, LLC(14)	New York / Diversified /	Membership Interest—Class B (1,218 units)		—	—	0.0%
	Conglomerate Service	Membership Interest—Class D (1 unit)		—	—	0.0%

				—	—	0.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2012 and June 30, 2011

(in thousands, except share data)

			June 30, 2011
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
LEVEL 3 PORTFOLIO INVESTMENTS:
Affiliate Investments (5.00% to 24.99% voting control)
Sport Helmets Holdings, LLC(14)	New York / Personal & Nondurable Consumer	Revolving Line of Credit—$3,000 Commitment (4.00% (LIBOR + 3.75%), due 12/14/2013)(4)(25)(26)	$—	$—	$—	0.0%
	Products	Senior Secured Term Loan A (4.00% (LIBOR + 3.75%), due 12/14/2013)(3)(4)	2,125	1,326	2,107	0.2%
		Senior Secured Term Loan B (4.50% (LIBOR + 4.25%), due 12/14/2013)(3)(4)	7,313	5,616	7,271	0.7%
		Senior Subordinated Debt—Series A (12.00% plus 3.00% PIK, due 6/14/2014)(3)	7,550	6,318	7,550	0.7%
		Senior Subordinated Debt—Series B (10.00% plus 5.00% PIK, due 6/14/2014)(3)	1,427	1,077	1,427	0.1%
		Common Stock (20,974 shares)		459	4,330	0.3%

				14,796	22,685	2.0%

		Total Affiliate Investments		56,833	72,337	6.5%

Non-control/Non-affiliate Investments (less than 5.00% of voting control)
ADAPCO, Inc.	Florida / Ecological	Common Stock (5,000 shares)		141	194	0.0%

				141	194	0.0%

Aircraft Fasteners International, LLC	California / Machinery	Revolving Line of Credit—$500 Commitment (9.50% (LIBOR + 7.00% with 2.50% LIBOR floor), due 11/01/2012)(4)(25)(26)	—	—	—	0.0%
		Senior Secured Term Loan (9.50% (LIBOR + 7.00% with 2.50% LIBOR floor), due 11/01/2012)(3)(4)	3,663	3,663	3,663	0.3%
		Junior Secured Term Loan (12.00% plus 6.00% PIK, due 5/01/2013)(3)	4,900	4,900	4,900	0.5%
		Convertible Preferred Stock (32,500 units)		396	280	0.0%

				8,959	8,843	0.8%

American Gilsonite Company	Utah / Specialty Minerals	Senior Subordinated Note (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/10/2016)(3)(4)	30,169	30,169	30,169	2.7%
		Membership Interest in AGC/PEP, LLC (99.9999%)(15)		—	4,158	0.4%

				30,169	34,327	3.1%

Arrowhead General Insurance Agency, Inc.(16)	California / Insurance	Junior Secured Term Loan (11.25% (LIBOR + 9.50% with 1.75% LIBOR floor), due 9/30/2017)(4)	27,000	27,000	27,000	2.4%

				27,000	27,000	2.4%

Byrider Systems Acquisition Corp.	Indiana / Auto Finance	Senior Subordinated Notes (12.00% plus 2.00% PIK, due 11/3/2016)	25,082	25,082	25,082	2.3%

				25,082	25,082	2.3%

Caleel + Hayden, LLC(14)	Colorado / Personal &	Membership Units (7,500 shares)		351	718	0.1%
	Nondurable Consumer	Options in Mineral Fusion Natural Brands, LLC (11,662
	Products	options)		—	—	0.0%

				351	718	0.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2012 and June 30, 2011

(in thousands, except share data)

			June 30, 2011
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
LEVEL 3 PORTFOLIO INVESTMENTS:
Non-control/Non-affiliate Investments (less than 5.00% of voting control)
Cargo Airport Services USA, LLC.	New York / Transportation	Revolving Line of Credit—$5,000 Commitment (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor), due 3/31/2012)(4)(25)	$4,935	$4,935	$4,935	0.4%
		Senior Secured Term Loan (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor), due 3/31/2016)(4)	52,669	52,669	53,459	4.8%
		Common Equity (1.5 units)		1,500	1,824	0.2%

				59,104	60,218	5.4%

Clearwater Seafoods LP	Canada / Food Products	Second Lien Term Loan (12.00%, due 2/4/2016)	45,000	45,000	45,000	4.0%

				45,000	45,000	4.0%

The Copernicus Group, Inc.	North Carolina / Healthcare	Revolving Line of Credit—$1,000 Commitment (8.00% (LIBOR + 5.00% with 3.00% LIBOR floor), due 2/9/2016)(4)(25)	—	—	—	0.0%
		Senior Secured Term Loan A (8.00% (LIBOR + 5.00% with 3.00% LIBOR floor), due 2/9/2016)(3)(4)	11,250	11,250	11,419	1.0%
		Senior Secured Term Loan B (14.00% (LIBOR + 11.00% with 3.00% LIBOR floor), due 2/9/2016)(4)	11,250	11,250	11,419	1.0%
		Preferred Stock—Series A (1,000,000 shares)		67	1,227	0.2%
		Preferred Stock—Series C (212,121 shares)		212	317	0.0%

				22,779	24,382	2.2%

CRT MIDCO, LLC.	Wisconsin / Media	Revolving Line of Credit—$7,500 Commitment (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 6/30/2012)(4)(25)	—	—	—	0.0%
		Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 6/30/2017)(4)	75,000	75,000	75,000	6.7%

				75,000	75,000	6.7%

Deb Shops, Inc.(16)	Pennsylvania / Retail	Second Lien Debt (14.00% PIK, in non-accrual status effective 2/24/2009, due 10/23/2014)	19,906	14,606	—	0.0%

				14,606	—	0.0%

Diamondback Operating, LP	Oklahoma / Oil & Gas Production	Net Profits Interest (15.00% payable on Equity distributions)(7)		—	—	0.0%

				—	—	0.0%

Empire Today, LLC(16)	Illinois / Durable Consumer Products	Senior Secured Note (11.375%, due 2/1/2017)	7,500	7,424	7,500	0.7%

				7,424	7,500	0.7%

Fairchild Industrial Products, Co.	North Carolina /	Preferred Stock—Class A (285.1 shares)		377	795	0.1%
	Electronics	Common Stock—Class B (28 shares)		211	579	0.1%

				588	1,374	0.2%

Fischbein, LLC	North Carolina / Machinery	Senior Subordinated Debt (12.00% plus 2.00% PIK, due 10/31/2016)	3,345	3,345	3,345	0.3%
		Membership Class A (875,000 units)		875	983	0.1%

				4,220	4,328	0.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2012 and June 30, 2011

(in thousands, except share data)

			June 30, 2011
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
LEVEL 3 PORTFOLIO INVESTMENTS:
Non-control/Non-affiliate Investments (less than 5.00% of voting control)
H&M Oil & Gas, LLC	Texas / Oil & Gas Production	Senior Secured Note (13.00% (LIBOR + 7.50% with 5.50% LIBOR floor)plus 3.00% PIK, in non-accrual status effective 01/01/2011, past due)(4)	$60,930	$60,019	$38,463	3.5%

				60,019	38,463	3.5%

Hoffmaster Group, Inc.	Wisconsin / Durable Consumer Products	Second Lien Term Loan (13.50%, due 6/2/2017)(3)	20,000	20,000	20,400	1.8%

				20,000	20,400	1.8%

Hudson Products Holdings, Inc.(16)	Texas / Manufacturing	Senior Secured Term Loan (8.50% (PRIME + 4.50% with 4.00% LIBOR floor), due 8/24/2015)(3)(4)	6,348	5,819	5,597	0.5%

				5,819	5,597	0.5%

ICON Health & Fitness, Inc(16)	Utah / Durable Consumer Products	Senior Secured Note (11.875%, due 10/15/2016)(3)	43,100	43,407	45,040	4.0%

				43,407	45,040	4.0%

IEC-Systems, LP ("IEC") /Advanced Rig Services, LLC ("ARS")	Texas / Oilfield Fabrication	IEC Senior Secured Note (12.00% (LIBOR + 6.00% with 6.00% LIBOR floor) plus 3.00% PIK, due 11/20/2012)(3)(4)	15,360	15,360	15,360	1.5%
		ARS Senior Secured Note (12.00% (LIBOR + 6.00% with 6.00% LIBOR floor) plus 3.00% PIK, due 11/20/2012)(3)(4)	7,716	7,716	7,716	0.7%

				23,076	23,076	2.2%

JHH Holdings, Inc.	Texas / Healthcare	Senior Subordinated Debt (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 6/23/2016)(4)	15,439	15,439	15,439	1.5%

				15,439	15,439	1.5%

LHC Holdings Corp.	Florida / Healthcare	Revolving Line of Credit—$750 Commitment (8.50% (LIBOR + 6.00% with 2.50% LIBOR floor), due 6/30/2012)(4)(25)(26)	—	—	—	0.0%
		Senior Secured Term Loan A (8.50% (LIBOR + 6.00% with 2.50% LIBOR floor), due 6/30/2012)(3)(4)	1,052	1,052	1,041	0.1%
		Senior Subordinated Debt (12.00% plus 2.50% PIK, due 5/31/2013)(3)	4,565	4,299	4,486	0.4%
		Membership Interest (125 units)		216	219	0.0%

				5,567	5,746	0.5%

Mac & Massey Holdings, LLC	Georgia / Food Products	Senior Subordinated Debt (10.00% plus 5.75% PIK, due 2/10/2013)(3)	9,188	8,250	9,188	0.8%
		Membership Interest (250 units)		111	617	0.1%

				8,361	9,805	0.9%

Maverick Healthcare, LLC	Arizona / Healthcare	Preferred Units (1,250,000 units)		1,252	1,623	0.1%
		Common Units (1,250,000 units)		—	—	0.0%

				1,252	1,623	0.1%

Medical Security Card Company, LLC(4)	Arizona / Healthcare	Revolving Line of Credit—$1,500 Commitment (9.50% (LIBOR + 7.00% with 2.50% LIBOR floor), due 2/1/2016)(25)	—	—	—	0.0%
		Senior Secured Term Loan (11.25% (LIBOR + 8.75% with 2.50% LIBOR floor), due 2/1/2016)(3)	20,500	20,500	20,500	1.8%

				20,500	20,500	1.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2012 and June 30, 2011

(in thousands, except share data)

			June 30, 2011
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
LEVEL 3 PORTFOLIO INVESTMENTS:
Non-control/Non-affiliate Investments (less than 5.00% of voting control)
Mood Media Corporation(16)	Canada / Media	Senior Subordinated Term Loan (10.25% (LIBOR + 8.75% with 1.50% LIBOR floor), due 11/6/2018)(4)	$15,000	$14,852	$14,850	1.3%

				14,852	14,850	1.3%

New Meatco Provisions, LLC.	California / Food Products	Senior Subordinated Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor) plus 4.00% PIK due 4/18/2016)(4)	13,106	13,106	13,106	1.2%

				13,106	13,106	1.2%

Northwestern Management Services, LLC	Florida / Healthcare	Revolving Line of Credit—$1,500 Commitment (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 7/30/2015)(4)(25)	—	—	—	0.0%
		Senior Secured Term Loan A (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 7/30/2015)(3)(4)	17,369	17,369	17,369	1.5%
		Common Stock (50 shares)		371	565	0.1%

				17,740	17,934	1.6%

Out Rage, LLC(4)	Wisconsin / Durable Consumer Products	Revolving Line of Credit—$1,500 Commitment (11.0% (LIBOR + 8.00% with 3.00% LIBOR floor), due 3/2/2015)(25)	—	—	—	0.0%
		Senior Secured Term Loan (11.00% (LIBOR + 8.00% with 3.00% LIBOR floor), due 3/2/2015)	12,422	12,422	12,422	1.1%

				12,422	12,422	1.1%

Pinnacle Treatment Centers, Inc(4)	Pennsylvania / Healthcare	Revolving Line of Credit—$1,000 Commitment (8.0% (LIBOR + 5.00% with 3.00% LIBOR floor), due 1/10/2016)(25)	250	250	250	0.0%
		Senior Secured Term Loan (11.00% (LIBOR + 8.00% with 3.00% LIBOR floor), due 1/10/2016)(3)	18,763	18,763	18,763	1.7%

				19,013	19,013	1.7%

Potters Holdings II, L.P.(16)	Pennsylvania / Manufacturing	Senior Subordinated Term Loan (10.25% (LIBOR + 8.50% with 1.75% LIBOR floor), due 11/6/2017)(4)	15,000	14,779	14,775	1.4%

				14,779	14,775	1.4%

Pre-Paid Legal Services, Inc(16)	Oklahoma / Consumer Services	Senior Subordinated Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 12/31/2016)(4)	5,000	5,000	5,000	0.4%

				5,000	5,000	0.4%

Progressive Logistics Services, LLC(3)	Georgia / Commercial Services	Senior Secured Term Loan A (8.50% (LIBOR + 6.50% with 2.00% LIBOR floor), due 1/6/2016)(4)	14,625	14,625	14,625	1.3%
		Senior Secured Term Loan B (14.50% (LIBOR + 12.50% with 2.00% LIBOR floor), due 1/6/2016)(4)	15,000	15,000	15,000	1.4%

				29,625	29,625	2.7%

Progrexion Holdings, Inc(4)(28)	Utah / Consumer Services	Senior Secured Term Loan A (10.75% (LIBOR + 8.75% with 2.00% LIBOR floor), due 12/31/2014)(3)	35,618	35,618	35,618	3.2%
		Senior Secured Term Loan B (10.75% (LIBOR + 8.75% with 2.00% LIBOR floor), due 12/31/2014)	32,668	32,668	32,668	2.9%

				68,286	68,286	6.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2012 and June 30, 2011

(in thousands, except share data)

			June 30, 2011
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
LEVEL 3 PORTFOLIO INVESTMENTS:
Non-control/Non-affiliate Investments (less than 5.00% of voting control)
ROM Acquisition Corporation	Missouri / Automobile	Revolving Line of Credit—$1,750 Commitment (4.25% (LIBOR + 3.25% with 1.00% LIBOR floor), due 2/08/2013)(4)(25)(26)	$—	$—	$—	0.0%
		Senior Secured Term Loan A (4.25% (LIBOR + 3.25% with 1.00% LIBOR floor), due 2/08/2013)(3)(4)	2,932	2,684	2,895	0.3%
		Senior Secured Term Loan B (8.00% (LIBOR + 7.00% with 1.00% LIBOR floor), due 5/08/2013)(3)(4)	7,187	7,187	7,187	0.6%
		Senior Subordinated Debt (12.00% plus 3.00% PIK due 8/08/2013)(3)	7,208	6,971	7,280	0.7%

				16,842	17,362	1.6%

Royal Adhesives & Sealants, LLC.	Indiana / Chemicals	Senior Subordinated Unsecured Term Loan (12.00% plus 2.00% PIK due 11/29/2016)	25,277	25,277	25,277	2.3%

				25,277	25,277	2.3%

Seaton Corp.	Illinois / Business Services	Subordinated Secured (12.50% (LIBOR + 9.00% with 3.50% LIBOR floor) plus 2.00% PIK, due 3/14/2014)(3)(4)	6,788	6,604	6,787	0.6%

				6,604	6,787	0.6%

SG Acquisition, Inc(4)	Georgia / Insurance	Senior Secured Term Loan A (8.50% (LIBOR + 6.50% with 2.00% LIBOR floor), due 3/18/2016)	29,925	29,925	30,224	2.7%
		Senior Secured Term Loan B (14.50% (LIBOR + 12.50% with 2.00% LIBOR floor), due 3/18/2016)(3)	29,925	29,925	30,224	2.7%

				59,850	60,448	5.4%

Shearer's Foods, Inc.	Ohio / Food Products	Junior Secured Debt (12.00% plus 3.75% PIK (3.75% LIBOR floor), due 3/31/2016)(3)(4)	36,248	36,248	36,248	3.2%
		Membership Interest in Mistral Chip Holdings, LLC—Common (2,000 units)(17)		2,000	2,562	0.2%
		Membership Interest in Mistral Chip Holdings, LLC 2—Common (595 units)(17)		1,322	762	0.1%
		Membership Interest in Mistral Chip Holdings, LLC 3—Preferred (67 units)(17)		673	674	0.1%

				40,243	40,246	3.6%

Skillsoft Public Limited Company	Ireland / Software & Computer Services	Subordinated Unsecured (11.125%, due 06/01/2018)	15,000	14,908	15,000	1.3%

				14,908	15,000	1.3%

Snacks Holding Corporation.	Minnesota / Food Products	Senior Subordinated Unsecured Term Loan (12.00% plus 1.00% PIK, due 11/12/2017)	15,059	14,502	15,059	1.4%
		Series A Preferred Stock (4,021.45 shares)	—	56	55	0.0%
		Series B Preferred Stock (1,866.10 shares)	—	56	55	0.0%
		Warrant (to purchase 31,196.52 voting common shares, expires 11/12/2020)		479	472	0.0%

				15,093	15,641	1.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2012 and June 30, 2011

(in thousands, except share data)

			June 30, 2011
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
LEVEL 3 PORTFOLIO INVESTMENTS:
Non-control/Non-affiliate Investments (less than 5.00% of voting control)
SonicWALL, Inc.	California / Software & Computer Services	Subordinated Secured (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor), due 1/23/2017)(3)(4)	$23,000	$22,982	$23,000	2.1%

				22,982	23,000	2.1%

Springs Window Fashions, LLC.	Wisconsin / Durable Consumer Products	Second Lien Term Loan (11.25% (LIBOR + 9.25% with 2.00% LIBOR floor), due 11/30/2017)(4)	35,000	35,000	35,000	3.1%

				35,000	35,000	3.1%

ST Products, LLC.	Pennsylvania/ Manufacturing	Senior Secured Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor), due 6/16/2016)(4)	26,500	26,500	26,500	2.4%

				26,500	26,500	2.4%

Stauber Performance Ingredients, Inc.	California / Food Products	Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 1/21/2016)(3)(4)	22,700	22,700	22,700	2.0%

				22,700	22,700	2.0%

Stryker Energy, LLC	Ohio / Oil & Gas Production	Subordinated Secured Revolving Credit Facility—$50,300 Commitment (8.50% (LIBOR + 7.00% with 1.50% LIBOR floor) plus 3.75% PIK, due 12/01/2015)(3)(4)(25)	30,699	30,624	21,750	1.9%
		Overriding Royalty Interests(18)		—	2,168	0.2%

				30,624	23,918	2.1%

Targus Group International, Inc(16)	California / Durable Consumer Products	First Lien Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 5/25/2016)(4)	24,000	23,526	24,000	2.1%

				23,526	24,000	2.1%

U.S. HealthWorks Holding Company, Inc(16)	California / Healthcare	Second Lien Term Loan (10.50% (LIBOR + 9.00% with 1.50% LIBOR floor), due 6/15/2017)(4)	25,000	25,000	25,000	2.2%

				25,000	25,000	2.2%

VPSI, Inc.	Michigan / Transportation	First Lien Senior Secured Note (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor), due 12/23/2015)(4)	17,646	17,646	17,646	1.6%

				17,646	17,646	1.6%

Wind River Resources Corp. and Wind River II Corp.	Utah / Oil & Gas Production	Senior Secured Note (13.00% (LIBOR + 7.50% with 5.50% LIBOR floor) plus 3.00% default interest on principal, 16.00% default interest on past due interest, in non-accrual status effective 12/01/2008, past due)(4)	15,000	15,000	7,230	0.6%
		Net Profits Interest (5.00% payable on Equity distributions)(7)		—	—	0.0%

				15,000	7,230	0.6%

		Total Non-control/Non-affiliate Investments (Level 3 Investments)		1,116,481	1,080,421	97.0%

		Total Level 3 Portfolio Investments		1,435,615	1,462,830	131.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2012 and June 30, 2011

(in thousands, except share data)

			June 30, 2011
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
LEVEL 1 PORTFOLIO INVESTMENTS:
Non-control/Non-affiliate Investments (less than 5.00% of voting control)
Allied Defense Group, Inc.	Virginia / Aerospace & Defense	Common Stock (10,000 shares)		$56	$35	0.0%

				56	35	0.0%

Dover Saddlery, Inc.	Massachusetts / Retail	Common Stock (30,974 shares)		63	145	0.0%

				63	145	0.0%

		Total Non-control/Non-affiliate Investments (Level 1 Investments)		119	180	0.0%

		Total Portfolio Investments		1,435,734	1,463,010	131.3%

SHORT TERM INVESTMENTS: Money Market Funds (Level 2 Investments)
Fidelity Institutional Money Market Funds—Government Portfolio (Class I)				45,986	45,986	4.2%
Fidelity Institutional Money Market Funds—Government Portfolio (Class I)(3)				13,916	13,916	1.2%
Victory Government Money Market Funds				1	1	0.0%

		Total Money Market Funds		59,903	59,903	5.4%

		Total Investments		1,495,637	1,522,913	136.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2012 and June 30, 2011

(in thousands, except share data)

Endnote Explanations for the Consolidated Schedule of Investments as of June 30, 2012 and June 30, 2011

(1)
The securities in which Prospect Capital Corporation ("we", "us" or "our") has invested were acquired in transactions that were exempt from registration under the Securities Act of 1933, as amended, or the "Securities Act." These securities may be resold only in transactions that are exempt from registration under the Securities Act.

(2)
Fair value is determined by or under the direction of our Board of Directors. As of June 30, 2012 and June 30, 2011, two of our portfolio investments, Allied Defense Group, Inc. ("Allied") and Dover Saddlery, Inc. ("Dover") were publically traded and classified as Level 1 within the valuation hierarchy established by Accounting Standards Codification 820, Fair Value Measurements and Disclosures ("ASC 820"). As of June 30, 2012 and June 30, 2011, the fair value of our remaining portfolio investments was determined using significant unobservable inputs. ASC 820 classifies such inputs used to measure fair value as Level 3 within the valuation hierarchy. Our investments in money market funds are classified as Level 2. See Note 2 and Note 3 within the accompanying consolidated financial statements for further discussion.

(3)
Security, or portion thereof, is held by Prospect Capital Funding LLC, a bankruptcy remote special purpose entity, and is pledged as collateral for the revolving credit facility and such security is not available as collateral to our general creditors (See Note 5). The market values of these investments at June 30, 2012 and June 30, 2011 were $783,384 and $700,321, respectively; they represent 35.4% and 46.0% of total investments at fair value, respectively. Prospect Capital Funding LLC (See Note 1), our wholly-owned subsidiary, holds an aggregate market value of $783,384 and $631,915 of these investments as of June 30, 2012 and June 30, 2011, respectively.

(4)
Security, or portion thereof, has a floating interest rate which may be subject to a LIBOR or PRIME floor. Stated interest rate was in effect at June 30, 2012 and June 30, 2011.

(5)
There are several entities involved in the Biomass investment. As of June 30, 2011, we owned directly 3,265 shares of common stock in CCEI , f/k/a Worcester Energy Partners, Inc., representing 100% of the issued and outstanding common stock. CCEI owns 100 shares of common stock in Precision Logging and Landclearing, Inc. ("PLL"), representing 100% of the issued and outstanding common stock.

As of June 30, 2011, we owned directly 552 shares of common stock in Worcester Energy Co., Inc. ("WECO"), representing 100% of the issued and outstanding common stock.

Our 100% ownership of each of CCEI and WECO resulted from our successful bid, in December 2010, for the 49% of each of those stocks we did not own directly.

As of June 30, 2011, we owned directly 100 shares of common stock in Worcester Energy Holdings, Inc. ("WEHI"), representing 100% of the issued and outstanding common stock. WEHI, in turn, owns 51 membership certificates in Biochips LLC ("Biochips"), which represents a 51% ownership stake.

During the quarter ended March 31, 2009, we created two new entities—CCEHI and DownEast Power Company, LLC ("DEPC")—in anticipation of the foreclosure proceedings against the three

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2012 and June 30, 2011

(in thousands, except share data)

Endnote Explanations for the Consolidated Schedule of Investments as of June 30, 2012 and June 30, 2011 (Continued)

  co-borrowers, WECO, CCEI and Biochips, on a note due to us that we had put on non-accrual status effective July 1, 2008.

  As of June 30, 2011, we owned 1,000 shares of CCEHI, representing 100% of the issued and outstanding stock, which in turn, owns a 100% of the membership interests in DEPC.

  On March 11, 2009, we foreclosed on the assets formerly held by CCEI and Biochips with a successful credit bid of $6,000 to acquire the assets. The credit bid was assigned to DEPC and the assets subsequently were acquired by DEPC.

  Biochips, WECO, CCEI, Precision and WEHI currently have no material operations. As of June 30, 2009, our Board of Directors assessed a fair value of zero for all of the equity positions and the loan position. We determined that the impairment of both CCEI and CCEHI as of June 30, 2009 was other than temporary and recorded a realized loss for the amount that the amortized cost exceeds the fair value at June 30, 2009. Our Board of Directors set value at zero for the Biomass investment as a whole as of June 30, 2011, respectively.

  In December 2011, we formed New CCEI, Inc. ("New CCEI") and contributed 100% of the equity of CCEI to New CCEI. After the contribution, CCEI converted into a limited liability company. On December 9, 2011, each of CCEH, PLL, WECO and WEHI merged with and into New CCEI. During the quarter ended December 31, 2011, New CCEI merged into Change Clean Energy Holdings, LLC and our ownership of New CCEI was transferred to Energy Solutions Holdings, Inc

(6)
During the quarter ended December 31, 2009, we created two new entities, Coalbed Inc. and Coalbed LLC, to foreclose on the outstanding senior secured loan and assigned rights and interests of Conquest Cherokee, LLC ("Conquest"), as a result of the deterioration of Conquest's financial performance and inability to service debt payments. We own 1,000 shares of common stock in Coalbed Inc., representing 100% of the issued and outstanding common stock. Coalbed Inc., in turn owns 100% of the membership interest in Coalbed LLC.

On October 21, 2009, Coalbed LLC foreclosed on the loan formerly made to Conquest. On January 19, 2010, as part of the Manx rollup, the Coalbed LLC assets and loan was assigned to Manx, the holding company. On June 30, 2012, Manx reassigned our investment in Coalbed to Wolf Energy Holdings, Inc. ("Wolf"), a newly-formed, separately owned holding company. Our Board of Directors set value at zero for the loan position in Coalbed LLC investment as of June 30, 2012 and June 30, 2011.

(7)
In addition to the stated returns, the net profits interest held will be realized upon sale of the borrower or a sale of the interests.

(8)
During the quarter ended December 31, 2011, our ownership of Change Clean Energy Holdings, Inc. ("CCEHI") and Change Clean Energy, Inc. ("CCEI"), Freedom Marine Holding, Inc. ("Freedom Marine") and Yatesville Coal Holdings, Inc. ("Yatesville") was transferred to Energy Solutions Holdings Inc. (f/k/a Gas Solutions Holdings Inc.) ("Energy Solutions") to consolidate all of our energy holdings under one management team. We own 100% of Energy Solutions.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2012 and June 30, 2011

(in thousands, except share data)

Endnote Explanations for the Consolidated Schedule of Investments as of June 30, 2012 and June 30, 2011 (Continued)

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

At June 30, 2011, Yatesville held a $9,325 note receivable from North Fork and owned 100% of the membership interest of East Kentucky Coal Holdings, Inc. ("East Kentucky"). North Fork was owned 100% by East Kentucky.

At June 30, 2011, we owned 100% of the common stock of Genesis and held a note receivable of $20,933.

Yatesville held a note receivable of $4,261 from Unity at June 30, 2011.

As of June 30, 2011, Yatesville owned 10,000 shares of common stock or 100% of the equity of C&A and held a $16,210 senior secured debt receivable from C&A.

As of June 30, 2011, Yatesville owned 10,000 shares of common stock or 100% of the equity of E&L. As of June 30, 2011 Yatesville also owned 4,285 Series A convertible preferred shares in each of C&A and E&L.

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2012 and June 30, 2011

(in thousands, except share data)

Endnote Explanations for the Consolidated Schedule of Investments as of June 30, 2012 and June 30, 2011 (Continued)

(12)
On January 19, 2010, we modified the terms of our senior secured debt in AEH and Coalbed in conjunction with the formation of Manx Energy, a new entity consisting of the assets of AEH, Coalbed and Kinley Exploration. The assets of the three companies were brought under new common management. We funded $2,800 at closing to Manx to provide for working capital. A portion of our loans to AEH and Coalbed was exchanged for Manx preferred equity, while our AEH equity interest was converted into Manx common stock. There was no change to fair value at the time of restructuring. On June 30, 2012, Manx reassigned our investments in Coalbed and AEH to Wolf, a newly-formed, separately owned holding company. We continue to fully reserve any income accrued for Manx.

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

(17)
At June 30, 2012 and June 30, 2011, Mistral Chip Holdings, LLC owns 44,800 shares of Chip Holdings, Inc. and Mistral Chip Holdings 2, LLC owns 11,975 shares in Chip Holdings, Inc. Chip Holdings, Inc. is the parent company of Shearer's Foods, Inc. and has 67,936 shares outstanding before adjusting for management options.

(18)
The overriding royalty interests held receive payments at the stated rates based upon operations of the borrower.

(19)
On December 31, 2009, we sold our investment in Aylward Enterprises, LLC. AWCNC, LLC is the remaining holding company with zero assets. Our remaining outstanding debt after the sale was written off on December 31, 2009 and no value has been assigned to the equity position as of June 30, 2012 and June 30, 2011.

(20)
As of June 30, 2011, we own 100% of Freedom Marine Holding, Inc. ("Freedom Marine"), which owns 100% of the common units of Jettco Marine Services LLC. During the quarter ended December 31, 2011, our ownership of Freedom Marine was transferred to Energy Solutions.

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

(22)
We own 100% of C&J Cladding Holding Company, Inc., which owns 40% of the membership interests in C&J Cladding, LLC.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2012 and June 30, 2011

(in thousands, except share data)

Endnote Explanations for the Consolidated Schedule of Investments as of June 30, 2012 and June 30, 2011 (Continued)

(23)
On January 1, 2010, we restructured our senior secured and bridge loans investment in Iron Horse Coiled Tubing, Inc. ("Iron Horse") and we reorganized Iron Horse's management structure. The senior secured loan and bridge loan were replaced with three new tranches of senior secured debt. During the period from June 30, 2011 to June 30, 2012, our fully diluted ownership of Iron Horse decreased from 57.8% to 5.0%, respectively, as we continued to transfer ownership interests to Iron Horse's management as they repaid our outstanding debt. Iron Horse management has an option to repurchase our remaining interest for $2,040.

As of June 30, 2012 and June 30, 2011, our Board of Directors assessed a fair value in Iron Horse of $2,040 and $15,357, respectively.

(24)
On May 6, 2011, we made a secured first-lien $24,250 debt investment to NMMB Acquisition, Inc., a $2,800 secured debt and $4,400 equity investment to NMMB Holdings, Inc. We own 100% of the Series A Preferred Stock in NMMB Holdings, Inc. NMMB Holdings, Inc. owns 100% of the Convertible Preferred in NMMB Acquisition, Inc. NMMB Acquisition, Inc. has a 5.8% dividend rate which is paid to NMMB Holdings, Inc. Our fully diluted ownership in NMMB Holdings, Inc. is 100% as of June 30, 2012 and June 30, 2011. Our fully diluted ownership in NMMB Acquisition, Inc. is 83.5% and 94.7% as of June 30, 2012 and June 30, 2011, respectively.

(25)
Undrawn committed revolvers incur commitment fees ranging from 0.50% to 2.00%. As of June 30, 2012 and June 30, 2011, we have $180,646 and $35,822 of undrawn revolver commitments to our portfolio companies, respectively.

(26)
Stated interest rates are based on June 30, 2012 and June 30, 2011 one month Libor rates plus applicable spreads based on the respective credit agreements. Interest rates are subject to change based on actual elections by the borrower for a Libor rate contract or Base Rate contract when drawing on the revolver.

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

(29)
Our wholly-owned entity, First Tower Holdings of Delaware LLC, owns 80.1% of First Tower Holdings LLC, the operating company of First Tower, LLC.

(30)
Southern Management Corporation, Thaxton Investment Corporation, Southern Finance of Tennessee, Inc., Covington Credit of Texas, Inc., Covington Credit, Inc., Covington Credit of Alabama, Inc., Covington Credit of Georgia, Inc., Southern Finance of South Carolina, Inc. and

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2012 and June 30, 2011

(in thousands, except share data)

Endnote Explanations for the Consolidated Schedule of Investments as of June 30, 2012 and June 30, 2011 (Continued)

  Quick Credit Corporation, are joint borrowers on our senior secured investment. SouthernCo, Inc. is the guarantor of this debt investment.

(31)
We own 2.6% of Caleel + Hayden, LLC, which holds 11,662 options in Mineral Fusion Natural, LLC, its subsidiary.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1. Organization

        References herein to "we", "us" or "our" refer to Prospect Capital Corporation ("Prospect") and its subsidiary unless the context specifically requires otherwise.

        We were organized on April 13, 2004 and were funded in an initial public offering ("IPO"), completed on July 27, 2004. We are a closed-end investment company that has filed an election to be treated as a Business Development Company ("BDC"), under the Investment Company Act of 1940 (the "1940 Act"). As a BDC, we have qualified and have elected to be treated as a regulated investment company ("RIC"), under Subchapter M of the Internal Revenue Code of 1986 (the "Internal Revenue Code"). We invest primarily in senior and subordinated debt and equity of companies in need of capital for acquisitions, divestitures, growth, development, recapitalizations and other purposes.

        On May 15, 2007, we formed a wholly-owned subsidiary, Prospect Capital Funding LLC ("PCF"), a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the credit facility at PCF.

Note 2. Significant Accounting Policies

        The following are significant accounting policies consistently applied by us:

Basis of Presentation

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the requirements for reporting on Form 10-K and Regulation S-X. The financial results of our portfolio investments are not consolidated in the financial statements.

Reclassifications

        Certain reclassifications have been made in the presentation of prior notes to consolidated financial statements to conform to the presentation as of and for the twelve months ended June 30, 2012.

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

  1)
  Each portfolio company or investment is reviewed by our investment professionals with the independent valuation firms engaged by our Board of Directors;

  2)
  the independent valuation firms conduct independent appraisals and make their own independent assessment;

  3)
  the audit committee of our Board of Directors reviews and discusses the preliminary valuation with Prospect Capital Management (the "Investment Adviser") proposing values within the valuation range presented by the independent valuation firms; and

  4)
  the Board of Directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of our Investment Adviser, the respective independent valuation firms and the audit committee.

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

        Our investments in collateralized loan obligation funds ("CLOs") are classified as ASC 820 level 3 securities, and are valued using discounted cash flow model. The valuations have been accomplished through the analysis of the CLO deal structures to identify the risk exposures from the modeling point of view. For each security, the most appropriate valuation approach has been chosen from alternative approaches to ensure the most accurate valuation for each security. To value a CLO, both the assets and liabilities of the CLO capital structure need be modeled. We use a waterfall engine to store the collateral data, generate collateral cash flows from the assets, and distributes the cash flow to the liability structure based on the payment priorities, and discount them back using proper discount rates that incorporate all the risk factors. The main risk factors are: default risk, interest rate risk, downgrade risk, and credit spread risk.

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

Valuation of Other Financial Assets and Financial Liabilities

        In February 2007, FASB issued ASC Subtopic 820-10-05-1, The Fair Value Option for Financial Assets and Financial Liabilities ("ASC 820-10-05-1"). ASC 820-10-05-1 permits an entity to elect fair value as the initial and subsequent measurement attribute for many assets and liabilities. We adopted

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 2. Significant Accounting Policies (Continued)

this statement on July 1, 2008 and have elected not to value other assets and liabilities at fair value as would be permitted by ASC 820-10-05-1.

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

        Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of such purchase discounts or premiums is calculated by the effective interest method as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as interest income. The purchase discount for portfolio investments acquired from Patriot Capital Funding, Inc. ("Patriot") was determined based on the difference between par value and fair market value as of December 2, 2009, and will continue to accrete until maturity or repayment of the respective loans.

        Interest income from investments in the "equity" class of security of CLO Funds (typically income notes or subordinated notes) is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows in accordance with ASC 325-40-35, Beneficial Interests in Securitized Financial Assets. We monitor the expected cash inflows from our CLO equity investments, including the expected residual payments and the effective yield is determined and updated periodically.

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

        If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income.

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

        We follow ASC 740, Income Taxes ("ASC 740"). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Adoption of ASC 740 was

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 2. Significant Accounting Policies (Continued)

applied to all open tax years as of July 1, 2007. The adoption of ASC 740 did not have an effect on our net asset value, financial condition or results of operations as there was no liability for unrecognized tax benefits and no change to our beginning net asset value. As of June 30, 2012 and for the year then ended, we did not have a liability for any unrecognized tax benefits. Management's determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

Dividends and Distributions

        Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a monthly dividend or distribution is approved by our Board of Directors quarterly and is generally based upon our management's estimate of our earnings for the quarter. Net realized capital gains, if any, are distributed at least annually.

Financing Costs

        We record origination expenses related to our credit facility and Senior Convertible Notes, Senior Unsecured Notes and Prospect Capital InterNotes® (collectively, our "Senior Notes"), as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method for our revolving credit facility and the effective interest method for our Senior Notes, over the respective expected life.

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 3. Patriot Acquisition

        On December 2, 2009, we acquired the outstanding shares of Patriot Capital Funding, Inc. ("Patriot") common stock for $201,083. Under the terms of the merger agreement, Patriot common shareholders received 0.363992 shares of our common stock for each share of Patriot common stock, resulting in 8,444,068 shares of common stock being issued by us. In connection with the transaction, we repaid all the outstanding borrowings of Patriot, in compliance with the merger agreement. Patriot was accounted for in accordance with ASC 805, Business Combinations. We acquired net assets of approximately $209,715, which primarily consisted of portfolio investments and recognized a gain on the acquisition of approximately $8,632.

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

Year ended June 30, 2010
Total Investment Income	$119,258
Net Investment Income	65,538
Net Increase (Decrease) in Net Assets Resulting from Operations	12,117
Net Increase (Decrease) in Net Assets Resulting from Operations per share	0.19

Note 4. Portfolio Investments

        At June 30, 2012, we had invested in 82 long-term portfolio investments, which had an amortized cost of $2,099,313 and a fair value of $2,094,221 and at June 30, 2011, we had invested in 72 long-term portfolio investments, which had an amortized cost of $1,435,734 and a fair value of $1,463,010.

        As of June 30, 2012, we own controlling interests in AIRMALL USA, Inc., Ajax Rolled Ring & Machine, Inc., AWCNC, LLC, Borga, Inc. ("Borga"), Energy Solutions Holdings, Inc. (f/k/a Gas Solutions Holdings, Inc.) ("Energy Solutions"), First Tower Holdings of Delaware, LLC ("First Tower Delaware"), Integrated Contract Services, Inc. ("ICS"), Manx Energy, Inc. ("Manx"), NMMB Holdings, Inc., R-V Industries, Inc. and Wolf Energy Holdings, Inc. ("Wolf"). We also own an affiliated interest in BNN Holdings Corp. f/k/a Biotronic NeuroNetwork, Boxercraft Incorporated and Smart, LLC.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 4. Portfolio Investments (Continued)

        The composition of our investments and money market funds as of June 30, 2012 and June 30, 2011 at cost and fair value was as follows:

	June 30, 2012		June 30, 2011
	Cost	Fair Value	Cost	Fair Value
Revolving Line of Credit	$1,145	$868	$7,144	$7,278
Senior Secured Debt	1,138,991	1,080,053	822,582	789,981
Subordinated Secured Debt	544,363	488,113	491,188	448,675
Subordinated Unsecured Debt	72,617	73,195	54,687	55,336
CLO Debt	27,258	27,717	—	—
CLO Residual Interest	214,559	218,009	—	—
Equity	100,380	206,266	60,133	161,740

Total Investments	2,099,313	2,094,221	1,435,734	1,463,010
Money Market Funds	118,369	118,369	59,903	59,903

Total Investments and Money Market Funds	$2,217,682	$2,212,590	$1,495,637	$1,522,913

        The fair values of our investments and money market funds as of June 30, 2012 disaggregated into the three levels of the ASC 820 valuation hierarchy are as follows:

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at fair value
Revolving Line of Credit	$—	$—	$868	$868
Senior Secured Debt	—	—	1,080,053	1,080,053
Subordinated Secured Debt	—	—	488,113	488,113
Subordinated Unsecured Debt	—	—	73,195	73,195
CLO Debt	—	—	27,717	27,717
CLO Residual Interest	—	—	218,009	218,009
Equity	129	—	206,137	206,266

Total Investments	129	—	2,094,092	2,094,221
Money Market Funds	—	118,369	—	118,369

Total Investments and Money Market Funds	$129	$118,369	$2,094,092	$2,212,590

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 4. Portfolio Investments (Continued)

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Investments at fair value
Control investments	$—	$—	$564,489	$564,489
Affiliate investments	—	—	46,116	46,116
Non-control/non-affiliate investments	129	—	1,483,487	1,483,616

	129	—	2,094,092	2,094,221
Investments in money market funds	—	118,369	—	118,369

Total assets reported at fair value	$129	$118,369	$2,094,092	$2,212,590

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 4. Portfolio Investments (Continued)

        The aggregate values of Level 3 portfolio investments changed during the year ended June 30, 2012 as follows:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2011	$310,072	$72,337	$1,080,421	$1,462,830

Total realized loss (gain), net	42,267	4,445	(10,115)	36,597
Change in unrealized appreciation (depreciation)	6,776	(13,617)	(25,476)	(32,317)

Net realized and unrealized gain (loss)	49,043	(9,172)	(35,591)	4,280
Purchases of portfolio investments	332,156	2,300	780,556	1,115,012
Payment-in-kind interest	219	467	4,961	5,647
Accretion of purchase discount	81	4,874	2,329	7,284
Repayments and sales of portfolio investments	(118,740)	(24,690)	(357,531)	(500,961)
Transfers within Level 3	(8,342)	—	8,342	—
Transfers in (out) of Level 3	—	—	—	—

Fair value as of June 30, 2012	$564,489	$46,116	$1,483,487	$2,094,092

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Revolver	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	CLO Debt	CLO Residual Interest	Equity	Total
Fair value as of June 30, 2011	$7,278	$789,981	$448,675	$55,336	$—	$—	$161,560	$1,462,830

Total realized loss (gain), net	—	2,686	(14,606)	—	—	—	48,517	36,597
Change in unrealized (depreciation) appreciation	(412)	(26,340)	(13,737)	(67)	3,450	459	4,330	(32,317)

Net realized and unrealized (loss) gain	(412)	(23,654)	(28,343)	(67)	3,450	459	52,847	4,280
Purchases of portfolio investments	1,500	582,566	227,733	17,000	214,559	27,072	44,582	1,115,012
Payment-in-kind interest	—	304	4,485	858	—	—	—	5,647
Accretion of purchase discount	80	3,449	3,501	68	—	186	—	7,284
Repayments and sales of portfolio investments	(7,578)	(272,593)	(167,938)	—	—	—	(52,852)	(500,961)
Transfers within Level 3	—	—	—	—	—	—	—	—
Transfers in (out) of Level 3	—	—	—	—	—	—	—	—

Fair value as of June 30, 2012	$868	$1,080,053	$488,113	$73,195	$218,009	$27,717	$206,137	$2,094,092

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 4. Portfolio Investments (Continued)

        The aggregate values of Level 3 portfolio investments changed during the year ended June 30, 2011 as follows:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2010	$195,958	$73,740	$477,417	$747,115

Total realized (loss) gain, net	8,558	(549)	8,052	16,061
Change in unrealized appreciation (depreciation)	37,533	6,846	(37,036)	7,343

Net realized and unrealized gain (loss)	46,091	6,297	(28,984)	23,404

Purchases of portfolio investments	92,662	1,380	849,661	943,703
Payment-in-kind interest	2,297	1,281	6,056	9,634
Accretion of purchase discount	244	2,630	20,161	23,035
Repayments and sales of portfolio investments	(23,142)	(12,991)	(247,928)	(284,061)
Transfers within Level 3	(4,038)	—	4,038	—
Transfers in (out) of Level 3	—	—	—	—

Fair value as of June 30, 2011	$310,072	$72,337	$1,080,421	$1,462,830

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Equity	Total
Fair value as of June 30, 2010	$5,017	$287,470	$313,511	$30,895	$110,222	$747,115

Total realized (loss) gain, net	—	(1,072)	—	—	17,133	16,061
Change in unrealized (depreciation) appreciation	(129)	(6,326)	(22,562)	(37)	36,397	7,343

Net realized and unrealized (loss) gain	(129)	(7,398)	(22,562)	(37)	53,530	23,404

Purchases of portfolio investments	9,385	578,862	297,302	39,410	18,744	943,703
Payment-in-kind interest	—	1,407	7,834	393	—	9,634
Accretion of purchase discount	184	5,118	17,563	170	—	23,035
Repayments and sales of portfolio investments	(7,179)	(75,478)	(164,973)	(15,495)	(20,936)	(284,061)
Transfers within Level 3	—	—	—	—	—	—
Transfers in (out) of Level 3	—	—	—	—	—	—

Fair value as of June 30, 2011	$7,278	$789,981	$448,675	$55,336	$161,560	$1,462,830

        For the year ended June 30, 2012 and 2011, the net change in unrealized appreciation on the investments that use Level 3 inputs was $18,866 and $21,403 for assets still held as of June 30, 2012 and 2011, respectively.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 4. Portfolio Investments (Continued)

        In December 2011, we completed a reorganization of Gas Solutions Holdings, Inc. renaming the company Energy Solutions and transferring ownership of other operating companies owned by us and operating within the energy industry. As part of the reorganization, our equity interests in Change Clean Energy Holdings, Inc. and Change Clean Energy, Inc., Freedom Marine Holdings LLC ("Freedom Marine") and Yatesville Coal Holdings, Inc. ("Yatesville") were transferred to Energy Solutions to consolidate all of our energy holdings under one management team, strategically expanding Energy Solutions across several energy sectors.

        On January 4, 2012, Energy Solutions sold its gas gathering and processing assets ("Gas Solutions") for a sale price of $199,805, adjusted for the final working capital settlement, including a potential earnout of $28,000 that will be paid based on the future performance of Gas Solutions. After expenses, including structuring fees of $9,966 paid to us, Energy Solutions received approximately $148,687 in cash and an additional $10,000 is being held in escrow. Currently, our loans to Energy Solutions remain outstanding and are collateralized by the cash held by Energy Solutions after the sale transaction. The sale of Gas Solutions by Energy Solutions has resulted in significant earnings and profits, as defined by the Internal Revenue Code, at Energy Solutions for calendar year 2012. As a result, distributions from Energy Solutions to us will be required to be recognized as dividend income, in accordance with ASC 946, Financial Services—Investment Companies, as cash distributions are received from Energy Solutions to the extent there are current year earnings and profits sufficient to support such recognition.

        During the year ended June 30, 2012, the valuation methodology for Energy Solutions changed from a combination of a discounted cash flow analysis and a public comparables analysis to a current value method for the undistributed sale proceeds held at Energy Solutions.

        During the year ended June 30, 2012, the valuation methodology for New Meatco Provisions, LLC ("Meatco") changed from a discounted cash flow analysis to a liquidation value analysis. As a result, and combined with declining financial results, the fair market value of Meatco decreased from $13,106 to $6,571 as of June 30, 2011 and June 30, 2012, respectively.

        At June 30, 2012, nine loan investments were on non-accrual status: Borga, Freedom Marine, a subsidiary of Energy Solutions, H&M Oil and Gas, LLC ("H&M"), ICS, Manx, Stryker Energy, LLC, Wind River Resources Corp. and Wind River II Corp. ("Wind River"), Wolf and Yatesville, a subsidiary of Energy Solutions. At June 30, 2011, nine loan investments were on non-accrual status: Borga, Deb Shops, Inc. ("Deb Shops"), Freedom Marine, H&M, ICS, Nupla, Manx, Wind River and Yatesville. The loan principal of these loans amounted to $171,149 and $154,752 as of June 30, 2012 and June 30, 2011, respectively. The fair value of these loans amounted to $43,641 and $54,020 as of June 30, 2012 and June 30, 2011, respectively. The fair values of these investments represent approximately 2.9% and 4.8% of our net assets as of June 30, 2012 and June 30, 2011, respectively. For the years ended June 30, 2012, June 30, 2011 and June 30, 2010, the income foregone as a result of not accruing interest on non-accrual debt investments amounted to $25,460, $18,535 and $19,764, respectively.

        On December 3, 2010, we exercised our warrants in Miller Petroleum, Inc ("Miller") and received 2,013,814 shares of Miller common stock. On December 27, 2010, we sold 1,397,510 of these shares receiving $3.95 of net proceeds per share, realizing a gain of $5,415. On January 10, 2011, we sold the

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 4. Portfolio Investments (Continued)

remaining 616,304 shares of Miller common stock receiving $4.23 of net proceeds per share, realizing an additional gain of $2,561. The total gain was $7,976 on the sale of the Miller common stock.

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

        During the year ended June 30, 2012, Deb Shops filed for bankruptcy and a plan for reorganization was proposed. The plan was approved by the bankruptcy court and our debt position was eliminated with no payment to us. We determined that the impairment of Deb Shops was other-than-temporary on September 30, 2011 and recorded a realized loss of $14,607 for the full amount of the amortized cost. The asset was completely written off when the plan of reorganization was approved.

        On December 28, 2011, we made a secured debt investment of $37,218 to support the recapitalization of NRG Manufacturing, Inc. ("NRG"). After the financing, we received repayment of the $13,080 loan that was previously outstanding and a dividend of $6,711 as a result of our equity holdings. In addition, we sold 392 shares of NRG common stock held by us back to NRG for $13,266, realizing a gain of $12,131.

        On February 2, 2012, NRG was sold to an outside buyer for $123,258. In conjunction with the sale, the $37,218 loan that was outstanding was repaid. We also received a $26,936 make-whole fee for early repayment of the outstanding loan, which was recorded as interest income in the year ended June 30, 2012. Further, we received a $3,800 advisory fee for the transaction, which was recorded as other income in the quarter ending March 31, 2012. After expenses, including the make whole and advisory fees discussed above, $40,886 was available to be distributed to stockholders. While our 408 shares of NRG common stock represented 67.1% of the ownership, we received net proceeds of $25,991 as our contribution to the escrow amount was proportionately higher than the other shareholders. In connection with the sales, we recognized a realized gain of $24,810 during the quarter ended March 31, 2012. In total, we received proceeds of $93,977 at closing. In addition, there is $11,125 being held in escrow of which 80% is due to us upon release of the escrowed amounts. This will be recognized as additional gain if and when received.

        Energy Solutions has indemnified us against any legal action arising from its investment in Gas Solutions, LP. We have incurred approximately $2,093 from the inception of the investment in Energy Solutions through June 30, 2012 for fees associated with a legal action, and Energy Solutions has reimbursed us for the entire amount. There were no such legal fees incurred or reimbursed for the year ended June 30, 2012 and June 30, 2011.

        Additionally, certain other operating expenses incurred by us which are attributable to Energy Solutions have been reimbursed by Energy Solutions and are reflected as dividend income: control investments in the Consolidated Statements of Operations. For the years ended June 30, 2012, June 30, 2011 and June 30, 2010, such reimbursements totaled as $16,236, $5,704 and $6,944, respectively.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 4. Portfolio Investments (Continued)

        On June 15, 2012, we acquired 80.1% of the businesses of First Tower LLC ("First Tower") for $110,200 in cash and 14,518,207 unregistered shares of our common stock. Based on our share price of $11.06 at the time of issuance, we acquired our 80.1% interest in First Tower for approximately $270,771. As consideration for our investment, First Tower Holdings of Delaware, which is 100% owned by us, recorded a secured revolving credit facility to us of $244,760 and equity of $43,193. First Tower Delaware owns 80.1% of First Tower Holdings LLC, the holding company of First Tower. The assets of First Tower acquired include, among other things, the subsidiaries owned by First Tower, which hold finance receivables, leaseholds, and tangible property associated with First Tower's businesses. We received $8,075 in structuring fee income as part of the acquisition.

        The original cost basis of debt placements and equity securities acquired, including follow-on investments for existing portfolio companies, totaled $1,120,659, $953,337 and $364,788 during the years ended June 30, 2012, June 30, 2011 and June 30, 2010, respectively. The $364,788 for the year ended June 30, 2010 includes $207,126 of portfolio investments acquired from Patriot. Debt repayments and proceeds from sales of equity securities of $500,952, $285,862 and $136,221 were received during the years ended June 30, 2012, June 30, 2011 and June 30, 2010, respectively.

        During the year ended June 30, 2012, we recognized $6,613 of interest income due to purchase discount accretion from the assets acquired from Patriot. Included in the $6,613 is $3,083 of normal accretion and $3,530 of accelerated accretion resulting from the repayment of Mac & Massey Holdings, LLC, Nupla Corporation, ROM Acquisition Corp and Sport Helmets Holdings, LLC.

        During the year ended June 30, 2011, we recognized $22,084 of interest income due to purchase discount accretion from the assets acquired from Patriot. Included in the $22,084 is $4,912 of normal accretion, $12,035 of accelerated accretion resulting from the repayment of Impact Products, LLC, Label Corp Holdings Inc. and Prince Mineral Company, Inc., and $4,968 of accelerated accretion resulting from the recapitalization of our debt investments in Arrowhead General Insurance Agency, Inc. ("Arrowhead"), The Copernicus Inc. ("Copernicus"), Fischbein and Northwestern Management Services, LLC ("Northwestern"). The restructured loans for Arrowhead, Copernicus, Fischbein and Northwestern were issued at market terms comparable other industry transactions. In accordance with ASC 320-20-35 the cost basis of the new loan was recorded at par value, which precipitated the acceleration of original purchase discount from the loan repayment which was recognized as interest income.

        As of June 30, 2012, $2,022 of purchase discount from the assets acquired from Patriot remains to be accreted as interest income, of which $284 is expected to be amortized during the three months ending September 30, 2012.

        As of June 30, 2012, $1,373,124 of our loans bear interest at floating rates, $1,345,407 of which have Libor floors ranging from 1.00% to 5.89%.

        Undrawn committed revolvers incur commitment fees ranging from 0.50% to 2.00%. As of June 30, 2012 and June 30, 2011, we have $180,646 and $35,822 of undrawn revolver commitments to our portfolio companies, respectively.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 5. Revolving Credit Agreements

        On June 11, 2010, we closed an extension and expansion of our existing credit facility with a syndicate of lenders through PCF (the "2010 Facility"). The 2010 Facility, which had $325,000 total commitments as of June 30, 2011, included an accordion feature which allowed the Syndicated Facility to accept up to an aggregate total of $400,000 of commitments, a limit which was met on September 1, 2011. Interest on borrowings under the 2010 Facility was one-month Libor plus 325 basis points, subject to a minimum Libor floor of 100 basis points. Additionally, the lenders charged a fee on the unused portion of the 2010 Facility equal to either 75 basis points if at least half of the credit facility is used or 100 basis points otherwise.

        On March 27, 2012, we renegotiated the Syndicated Facility and closed on an expanded five-year $650,000 revolving credit facility (the "2012 Facility"). The lenders have extended commitments of $492,500 under the 2012 Facility as of June 30, 2012. The 2012 Facility includes an accordion feature which allows commitments to be increased up to $650,000 in the aggregate. The revolving period of the 2012 Facility extends through March 2015, with an additional two year amortization period (with distributions allowed) after the completion of the revolving period. During such two year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the two year amortization period, the remaining balance will become due, if required by the lenders.

        The 2012 Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The 2012 Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the 2012 Facility. The 2012 Facility also requires the maintenance of a minimum liquidity requirement. At June 30, 2012, we were in compliance with the applicable covenants.

        Interest on borrowings under the 2012 Facility is one-month Libor plus 275 basis points with no minimum Libor floor. Additionally, the lenders charge a fee on the unused portion of the 2012 Facility equal to either 50 basis points if at least half of the credit facility is drawn or 100 basis points otherwise. The 2012 Facility requires us to pledge assets as collateral in order to borrow under the credit facility. As of June 30, 2012 and June 30, 2011, we had $451,252 and $255,673, respectively, available to us for borrowing under our 2012 Facility, of which the amount outstanding was $96,000 and $84,200, respectively. As additional investments that are eligible are transferred to PCF and pledged under the 2012 Facility, PCF will generate additional availability up to the commitment amount of $492,500. At June 30, 2012, the investments used as collateral for the 2012 Facility had an aggregate market value of $783,384, which represents 51.8% of our net assets. These assets have been transferred to PCF, a bankruptcy remote special purpose entity, which owns these investments and as such, these investments are not available to our general creditors. PCF, a bankruptcy remote special purpose entity and our wholly-owned subsidiary, holds all of these investments at market value as of June 30, 2012. The release of any assets from PCF requires the approval of the facility agent.

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

the previous facility, which are being amortized over the term of the facility in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $8,722 remains to be amortized.

        During the years ended June 30, 2012, June 30, 2011 and June 30, 2010, we recorded $14,883, $8,507 and $8,382 of interest costs, unused fees and amortization of financing costs on our credit facility as interest expense, respectively.

Note 6. Senior Convertible Notes

        On December 21, 2010, we issued $150,000 in aggregate principal amount of our 6.25% senior convertible notes due 2015 ("2015 Notes") for net proceeds (after deducting underwriting expenses) of approximately $145,200. Interest on the 2015 Notes is paid semi-annually in arrears on June 15 and December 15, at a rate of 6.25% per year, commencing June 15, 2011. The 2015 Notes mature on December 15, 2015 unless converted earlier. The 2015 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at June 30, 2012 of 88.0902 and 88.1030 shares, respectively, of common stock per $1 principal amount of 2015 Notes, which is equivalent to a conversion price of approximately $11.35 per share of common stock, subject to adjustment in certain circumstances. The conversion price in effect at June 30, 2012 was last calculated on the anniversary of the issuance (December 21, 2010) and will next be adjusted on the next anniversary, unless the exercise price shall have changed by more than 1% before the anniversary. The conversion rate for the 2015 Notes will be increased when monthly cash dividends paid to common shares exceed the monthly dividend rate of $0.101125 per share, subject to adjustment.

        On February 18, 2011, we issued $172,500 in aggregate principal amount of our 5.50% senior convertible notes due 2016 ("2016 Notes") for net proceeds following underwriting expenses of approximately $167,325. Between January 30, 2012 and February 2, 2012, we repurchased $5,000 of our 2016 Notes at a price of 97.5, including commissions. The transactions resulted in our recognizing $10 of loss in the year ended June 30, 2012. Interest on the remaining $167,500 of 2016 Notes is paid semi-annually in arrears on February 15 and August 15, at a rate of 5.50% per year, commencing August 15, 2011. The 2016 Notes mature on August 15, 2016 unless converted earlier. The 2016 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at June 30, 2012 of 78.3699 and 78.3835 shares, respectively, of common stock per $1 principal amount of 2016 Notes, which is equivalent to a conversion price of approximately $12.76 per share of common stock, subject to adjustment in certain circumstances. The conversion price in effect at June 30, 2012 was last calculated on the anniversary of the issuance (February 14, 2011) and will next be adjusted on the next anniversary, unless the exercise price shall have changed by more than 1% before the anniversary. The conversion rate for the 2016 Notes will be increased when monthly cash dividends paid to common shares exceed the monthly dividend rate of $0.101150 per share.

        On April 16, 2012, we issued $130,000 in aggregate principal amount of our 5.375% senior convertible notes due 2017 ("2017 Notes") for net proceeds following underwriting expenses of approximately $126,035. Interest on the 2017 Notes is paid semi-annually in arrears on October 15 and April 15, at a rate of 5.375% per year, commencing October 15, 2012. The 2017 Notes mature on October 15, 2017 unless converted earlier. The 2017 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at June 30, 2012 of 85.8442 shares of common stock per $1 principal amount of 2017 Notes, which is equivalent to a conversion price of approximately

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 6. Senior Convertible Notes (Continued)

$11.65 per share of common stock, subject to adjustment in certain circumstances. The conversion price has not been adjusted since the issuance (April 16, 2012) and will next be adjusted on the first anniversary, unless the exercise price shall have changed by more than 1% before the anniversary. The conversion rate for the 2017 Notes will be increased when monthly cash dividends paid to common shares exceed the monthly dividend rate of $0.10150 per share.

        In no event will the total number of shares of common stock issuable upon conversion exceed 96.8992 per $1 principal amount of the 2015 Notes (the "conversion rate cap"), except that, to the extent we receive written guidance or a no-action letter from the staff of the Securities and Exchange Commission (the "Guidance") permitting us to adjust the conversion rate in certain instances without regard to the conversion rate cap and to make the 2015 Notes convertible into certain reference property in accordance with certain reclassifications, business combinations, asset sales and corporate events by us without regard to the conversion rate cap, we will make such adjustments without regard to the conversion rate cap and will also, to the extent that we make any such adjustment without regard to the conversion rate cap pursuant to the Guidance, adjust the conversion rate cap accordingly. We will use our commercially reasonable efforts to obtain such Guidance as promptly as practicable.

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 6. Senior Convertible Notes (Continued)

        In connection with the issuance of the Senior Convertible Notes, we incurred $14,527 of fees which are being amortized over the terms of the notes in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $11,713 remains to be amortized and is included within deferred financing costs on the consolidated statements of assets and liabilities.

        During the years ended June 30, 2012 and June 30, 2011, we recorded $22,197 and $9,090 of interest costs and amortization of financing costs on the Senior Convertible Notes as interest expense.

        The fair value of our Senior Convertible Notes was approximately $456,671 at June 30, 2012.

Note 7. Senior Unsecured Notes

        On May 1, 2012, we issued $100,000 in aggregate principal amount of 6.95% senior unsecured notes due 2022 for net proceeds net of offering expenses of $97,000 (the "2022 Notes"). Interest on the 2022 Notes is paid quarterly in arrears on August 15, November 15, February 15 and May 15, at a rate of 6.95% per year, commencing on August 15, 2012. The 2022 Notes mature on November 15, 2022. These notes will be our direct unsecured obligations and rank equally with all of our unsecured senior indebtedness from time to time outstanding.

        In connection with the issuance of the 2022 Notes, we incurred $3,200 of fees which are being amortized over the term of the notes in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $3,180 remains to be amortized and is included within deferred financing costs on the consolidated statements of assets and liabilities.

        During the year ended June 30, 2012, we recorded $1,178 of interest costs and amortization of financing costs on the 2022 Notes as interest expense.

        The fair value of our Senior Unsecured Notes was approximately $99,560 at June 30, 2012.

Note 8. Prospect Capital InterNotes®

        On February 16, 2012, we entered into a Selling Agent Agreement (the "Selling Agent Agreement") with Incapital LLC, as purchasing agent for our issuance and sale from time to time of up to $500,000 of Prospect Capital InterNotes® (the "InterNotes® Offering"). Additional agents appointed by us from time to time in connection with the InterNotes Offering may become parties to the Selling Agent Agreement.

        These notes will be our direct unsecured senior obligations and will rank equally with all of our unsecured senior indebtedness from time to time outstanding. Each series of notes will be issued by a separate trust. These notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.

        During the year ended June 30, 2012, we issued $20,638 in aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of approximately $20,202. These notes were issued with

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 8. Prospect Capital InterNotes® (Continued)

stated interest rates ranging from 6.50% to 7.00% with an average rate of 6.78%. These notes mature between June 15, 2019 and June 15, 2022.

Date of Issuance	Amount	Interest Rate	Maturity Date
March 1, 2012	$4,000	7.00%	March 15, 2022
March 8, 2012	$1,465	6.90%	March 15, 2022
April 5, 2012	$4,000	6.85%	April 15, 2022
April 12, 2012	$2,462	6.70%	April 15, 2022
April 26, 2012	$2,054	6.50%	April 15, 2022
June 14, 2012	$2,657	6.95%	June 15, 2022
June 28, 2012	$4,000	6.55%	June 15, 2019

        In connection with the issuance of the Prospect Capital InterNotes®, we incurred $812 of fees which are being amortized over the term of the notes in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $800 remains to be amortized and is included within deferred financing costs on the consolidated statements of assets and liabilities.

        The fair value of our Prospect Capital InterNotes® was approximately $20,280 at June 30, 2012.

Note 9. Equity Offerings, Offering Expenses, and Distributions

        We issued 30,970,696 and 37,494,476 shares of our common stock during the year ended June 30, 2012 and June 30, 2011, respectively. The proceeds raised, the related underwriting fees, the offering expenses and the prices at which these shares were issued are as follows:

Issuances of Common Stock	Number of Shares Issued	Gross Proceeds Raised	Underwriting Fees	Offering Expenses	Average Offering Price
During the year ended June 30, 2012:
June 12, 2012 - June 29, 2012(1)	2,952,489	$33,130	$331	$184	$11.220
June 15, 2012(2)	14,518,207	$160,571	$—	$—	$11.06
February 28, 2012	12,000,000	$131,400	$1,560	$360	$10.950
July 18, 2011	1,500,000	$15,225	$165	$165	$10.150
During the year ended June 30, 2011:
June 24, 2011	10,000,000	$101,500	$1,100	$227	$10.150
April 7, 2011	9,000,000	$102,600	$—	$436	$11.400
November 16, 2010 - December 15, 2010(3)	4,513,920	$45,147	$904	$459	$10.000
September 29, 2010 - November 3, 2010(4)	5,231,956	$51,597	$1,033	$163	$9.861
July 22, 2010 - September 28, 2010(5)	6,000,000	$58,403	$1,156	$103	$9.734
July 1, 2010 - July 21, 2010(6)	2,748,600	$26,799	$536	$—	$9.749

(1)
On June 1, 2012, we established a fifth at-the-market program through which we may sell, from time to time and at our sole discretion 9,500,000 shares of our common stock. Through this

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 9. Equity Offerings, Offering Expenses, and Distributions (Continued)

  program we issued 2,952,489 shares of our common stock at an average price of $11.22 per share, raising $33,130 of gross proceeds, from June 12, 2012 through June 29, 2012.

(2)
On June 15, 2012, we completed the acquisition of the businesses of First Tower. We acquired 80.1% of First Tower's businesses for $110,200 in cash and 14,518,207 unregistered shares of our common stock.

(3)
On November 10, 2010, we established a fourth at-the-market program through which we may sell, from time to time and at our sole discretion 9,750,000 shares of our common stock. Through this program we issued 4,513,920 shares of our common stock at an average price of $10.00 per share, raising $45,147 of gross proceeds, from November 16, 2010 through December 15, 2010. This program was suspended at that time.

(4)
On September 24, 2010, we established a third at-the-market program through which we sold 5,231,956 shares of our common stock at an average price of $9.86 per share, raising $51,597 of gross proceeds, from September 29, 2010 through November 3, 2010.

(5)
On July 19, 2010, we established a second at-the-market program through which we sold 6,000,000 shares of our common stock at an average price of $9.73 per share, raising $58,403 of gross proceeds, from July 22, 2010 through September 28, 2010.

(6)
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

        Our shareholders' equity accounts at June 30, 2012 and June 30, 2011 reflect cumulative shares issued as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters and our dividend reinvestment plan. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.

        On August 24, 2011, our Board of Directors approved a share repurchase plan under which we may repurchase up to $100,000 of our common stock at prices below our net asset value. We have not made any purchases of our common stock during the period from August 24, 2011 to June 30, 2012 pursuant to this plan. Prior to any repurchase we are required to notify shareholders of our intention to purchase our common stock. This notice lasts for six months after notice is given. Our last notice was delivered with our annual proxy mailing and expired on March 16, 2012. In order to reactivate the share repurchase plan prior to any future purchases, a new notice would need to be mailed to shareholders.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 9. Equity Offerings, Offering Expenses, and Distributions (Continued)

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

        On October 21, 2011, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $465,163 of additional debt and equity securities in the public market.

        During the years ended June 30, 2012 and June 30, 2011, we issued 1,056,484 and 1,025,352 shares, respectively, of our common stock in connection with the dividend reinvestment plan.

        At June 30, 2012, we have reserved 37,896,349 shares of our common stock for issuance upon conversion of the Senior Convertible Notes (See Note 6).

Note 10. Other Investment Income

        Other investment income consists of structuring fees, overriding royalty interests, settlement of net profit interests, deal deposits, administrative agent fee, and other miscellaneous and sundry cash receipts. Income from such sources was $36,493, $19,930 and $12,675 for the years ended June 30, 2012, June 30, 2011 and June 30, 2010, respectively.

	For The Year Ended
Income Source	June 30, 2012	June 30, 2011	June 30, 2010
Gain on Patriot acquisition (Note 3)	$—	$—	$8,632
Structuring, advisory and amendment fees (Note 4)	35,976	19,589	3,749
Overriding royalty interests	224	154	194
Administrative agent fee	293	187	100

Other Investment Income	$36,493	$19,930	$12,675

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 11. Net Increase in Net Assets per Common Share

        The following information sets forth the computation of net increase in net assets resulting from operations per common share for the years ended June 30, 2012, 2011 and 2010, respectively.

	For The Year Ended
	June 30, 2012	June 30, 2011	June 30, 2010
Net increase in net assets resulting from operations	$190,904	$118,238	$19,625
Weighted average common shares outstanding	114,394,554	85,978,757	59,429,222

Net increase in net assets resulting from operations per common share	$1.67	$1.38	$0.33

Note 12. Related Party Agreements and Transactions

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

        The total base management fees earned by and paid to Prospect Capital Management for the years ended June 30, 2012, June 30, 2011 and June 30, 2010 were $35,836, $22,496 and $13,929, respectively.

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

Note 12. Related Party Agreements and Transactions (Continued)

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

Note 12. Related Party Agreements and Transactions (Continued)

aggregate unrealized capital depreciation. If this number is positive, then the capital gains incentive fee payable is equal to 20.00% of such amount, less the aggregate amount of any capital gains incentive fees paid since inception.

        Income incentive fees totaling $46,671, $23,555 and $16,798 were earned for the years ended June 30, 2012, June 30, 2011 and June 30, 2010, respectively. No capital gains incentive fees were earned for years ended June 30, 2012, June 30, 2011 and June 30, 2010, respectively.

Administration Agreement

        We have also entered into an Administration Agreement with Prospect Administration, LLC ("Prospect Administration") under which Prospect Administration, among other things, provides (or arranges for the provision of) administrative services and facilities for us. For providing these services, we reimburse Prospect Administration for our allocable portion of overhead incurred by Prospect Administration in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of our chief compliance officer and chief financial officer and his staff. For the years ended June 30, 2012, 2011 and 2010, the reimbursement was approximately $6,848, $4,979 and $3,361, respectively. Under this agreement, Prospect Administration furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Prospect Administration also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Prospect Administration assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, Prospect Administration also provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days' written notice to the other party. Prospect Administration is a wholly owned subsidiary of our Investment Adviser.

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

Managerial Assistance

        As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. As of June 30, 2012 and June 30, 2011, $165 and $84 of

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 12. Related Party Agreements and Transactions (Continued)

managerial assistance fees remain on the consolidated statements of assets and liabilities as a payable to the Administrator.

Note 13. Merger Proposal to Allied Capital Corporation

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

Note 14. Litigation

        From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of these matters as they arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any such material litigation as of June 30, 2012.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 15. Financial Highlights

	Year Ended June 30, 2012	Year Ended June 30, 2011	Year Ended June 30, 2010	Year Ended June 30, 2009	Year Ended June 30, 2008
Per Share Data(1):
Net asset value at beginning of period	$10.36	$10.30	$12.40	$14.55	$15.04
Costs related to the secondary public offering	—	—	—	—	(0.07)
Net investment income	1.63	1.10	1.13	1.87	1.91
Realized gain (loss)	0.32	0.19	(0.87)	(1.24)	(0.69)
Net unrealized (depreciation) appreciation	(0.28)	0.09	0.07	0.48	(0.05)
Net (decrease) increase in net assets as a result of public offering	0.04	(0.08)	(0.85)	(2.11)	—
Net increase in net assets as a result of shares issued for Patriot acquisition	—	—	0.12	—	—
Dividends to shareholders	(1.24)	(1.24)	(1.70)	(1.15)	(1.59)

Net asset value at end of period	$10.83	$10.36	$10.30	$12.40	$14.55

Per share market value at end of period	$11.39	$10.11	$9.65	$9.20	$13.18
Total return based on market value(2)	27.21%	17.22%	17.66%	(18.60)%	(15.90)%
Total return based on net asset value(2)	18.03%	12.54%	(6.82)%	(0.61)%	7.84%
Shares outstanding at end of period	139,633,870	107,606,690	69,086,862	42,943,084	29,520,379
Average weighted shares outstanding for period	114,394,554	85,978,757	59,429,222	31,559,905	23,626,642
Ratio / Supplemental Data:
Net assets at end of period (in thousands)	$1,511,974	$1,114,357	$711,424	$532,596	$429,623
Portfolio turnover rate	29.06%	27.63%	21.61%	4.99%	31.07%
Annualized ratio of operating expenses to average net assets	10.73%	8.47%	7.54%	9.03%	9.62%
Annualized ratio of net investment income to average net assets	14.92%	10.60%	10.69%	13.14%	12.66%

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 16. Selected Quarterly Financial Data (Unaudited)

	Investment Income		Net Investment Income		Net Realized and Unrealized Gains (Losses)		Net Increase (Decrease) in Net Assets from Operations
Quarter Ended	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)
September 30, 2009	$21,517	$0.43	$12,318	$0.25	$(18,696)	$(0.38)	$(6,378)	$(0.13)
December 31, 2009(2)	31,801	0.55	19,258	0.33	(33,778)	(0.59)	(14,520)	(0.25)
March 31, 2010	32,005	0.50	18,974	0.30	6,966	0.11	25,940	0.41
June 30, 2010	29,236	0.44	16,640	0.25	(2,057)	(0.03)	14,583	0.22
September 30, 2010	35,212	0.47	20,995	0.28	4,585	0.06	25,580	0.34
December 31, 2010	33,300	0.40	19,080	0.23	12,860	0.16	31,940	0.38
March 31, 2011	44,573	0.51	23,956	0.27	9,803	0.11	33,759	0.38
June 30, 2011	56,391	0.58	30,190	0.31	(3,232)	(0.03)	26,959	0.28
September 30, 2011	55,342	0.51	27,877	0.26	12,023	0.11	39,900	0.37
December 31, 2011	67,263	0.61	36,508	0.33	27,984	0.26	64,492	0.59
March 31, 2012	95,623	0.84	58,072	0.51	(7,863)	(0.07)	50,209	0.44
June 30, 2012	102,682	0.82	64,227	0.52	(27,924)	(0.22)	36,303	0.29

(1)
Per share amounts are calculated using weighted average shares during period.

(2)
As adjusted for increase in earnings from Patriot.

Note 17. Subsequent Events

        On July 5, 2012, we made a senior secured debt investment of $28,000 to support the acquisition of Material Handling Services, LLC, d/b/a/ Total Fleet Solutions, a provider of forklift and other material handling equipment fleet management and procurement services, by funds managed by CI Capital Partners, LLC.

        During the period from July 6, 2012 to August 23, 2012, we issued approximately $38,473 in aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $37,800, as follows:

Date of Issuance	Gross Proceeds	Interest Rate	Maturity Date
July 6, 2012	$2,778	6.45%	June 15, 2019
July 12, 2012	5,673	6.35%	June 15, 2019
July 19, 2012	6,810	6.30%	June 15, 2019
July 26, 2012	5,667	6.20%	June 15, 2019
August 2, 2012	3,633	6.15%	August 15, 2019
August 9, 2012	2,830	6.15%	August 15, 2019
August 16, 2012	2,681	6.10%	August 15, 2019
August 23, 2012	8,401	6.05%	August 15, 2019

        On July 16, 2012, we issued 21,000,000 shares of our common stock at $11.15 per share (or $11.05 per share net proceeds excluding expenses), raising $234,150 of gross proceeds.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 17. Subsequent Events (Continued)

        On July 16, 2012 we provided $15,000 of secured second lien financing to Pelican Products, Inc., a leading provider of unbreakable, watertight protective cases and technically advanced professional lighting equipment.

        On July 20, 2012, we provided $12,000 of senior secured financing to EIG Investors Corp., a provider of an array of online services such as web presence, domain hosting, e-commerce, e-mail and other related services to small- and medium-sized businesses.

        On July 20, 2012, we provided $10,000 of senior secured financing to FPG, LCC a supplier of branded consumer and commercial products sold to the retail, foodservice, and hospitality sectors.

        On July 24, 2012, we issued 205,834 shares of our common stock in connection with the dividend reinvestment plan.

        On July 24, 2012, we sold our 3,821 shares of Iron Horse common stock in connection with the exercise of an equity buyout option, receiving $2,040 of net proceeds and realizing a gain of approximately $1,772 on the sale.

        On July 27, 2012, we issued 3,150,000 shares in connection with the exercise of an option granted with the July 12, 2012 offering of 21,000,000 shares which were delivered July 16, 2012, raising an additional $35,123 of gross proceeds and $34,808 of net proceeds.

        On July 27, 2012 we closed an increase of $15,000 to our commitments to our credit facility. The commitments to the credit facility now stand at $507,500.

        On July 27, 2012, we provided $85,000 of senior subordinated financing to support the acquisition of substantially all the assets of Arctic Glacier Income Funds by funds affiliated with H.I.G. Capital, LLC ("H.I.G."). The new company, Arctic Glacier Holdings, Inc., will continue to conduct business under the "Arctic Glacier" name and be a leading producer, marketer, and distributor of high-quality packaged ice to consumers in Canada and the United States.

        On July 30, 2012, we amended our charter to increase the shares of common stock authorized for issuance by us from 200,000,000 to 500,000,000 in the aggregate.

        On August 2, 2012, we provided a $27,000 secured loan to support the acquisition of New Star Metals, Inc., a provider of specialized processing services to the steel industry, by funds managed by Insight Equity Management Company.

        On August 3, 2012, we provided $110,000 senior secured financing to support the acquisition of InterDent, Inc., a leading provider of dental practice management services to dental professional corporations and associations in the United States, by funds managed by H.I.G.

        On August 3, 2012, we provided $44,000 of secured subordinated financing to support the refinancing of New Century Transportation, Inc., a leading transportation and logistics company.

        On August 3, 2012, we provided $10,000 of senior secured financing to Paradigm Geophysical, Ltd., the largest multi-national software company focused on the delivery of analytical and information management solutions for the discovery and extraction of subsurface natural resources.

        On August 3, 2012, Pinnacle Treatment Centers, Inc. repaid the $17,450 loan receivable to us.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 17. Subsequent Events (Continued)

        On August 6, 2012, we made an investment of $22,210 to purchase 62.9% of the subordinated notes in Halcyon Loan Advisors Funding 2012-I.

        On August 7, 2012, we made an investment of $36,798 to purchase 95.0% of the subordinated notes in ING IM CLO 2012-II.

        On August 10, 2012, U.S. HealthWorks Holding Company, Inc. repaid the $25,000 loan receivable to us.

        On August 14, 2012, we issued $200,000 in aggregate principal amount of our 5.75% senior convertible notes due 2018 ("2018 Notes") for net proceeds following underwriting expenses of approximately $193,600. Interest on the 2018 Notes is paid semi-annually in arrears on March 15 and September 15, at a rate of 5.75% per year, commencing March 15, 2013. The 2018 Notes mature on March 15, 2018 unless converted earlier. The 2018 Notes are convertible into shares of common stock at an initial conversion rate of 82.3451 shares of common stock per $1 principal amount of 2018 Notes, which is equivalent to a conversion price of approximately $12.14 per share of common stock, subject to adjustment in certain circumstances. The conversion rate for the 2018 Notes will be increased when monthly cash dividends paid to common shares exceed the monthly dividend rate of $0.1016 per share.

        On August 17, 2012, we made a secured second lien investment of $38,500 to support the recapitalization of American Gilsonite Company. After the financing we expect to receive a repayment of the loans currently outstanding.

        On August 21, 2012, we announced the declaration of monthly dividends in the following amounts and with the following dates:

  •
  $0.101625 per share for September 2012 to holders of record on September 28, 2012 with a payment date of October 24, 2012; and

  •
  $0.101650 per share for October 2012 to holders of record on October 31, 2012 with a payment date of November 22, 2012.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        As of June 30, 2012, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Report of Management on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2012. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

        Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of June 30, 2012 based upon criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, management determined that the Company's internal control over financial reporting was effective as of June 30, 2012 based on the criteria on Internal Control—Integrated Framework issued by COSO. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

        Our management's assessment of the effectiveness of our internal control over financial reporting as of June 30, 2012 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Prospect Capital Corporation
New York, New York

        We have audited Prospect Capital Corporation's internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Prospect Capital Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Item 9A, Report of Management on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Prospect Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of assets and liabilities of Prospect Capital Corporation as of June 30, 2012 and 2011, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended June 30, 2012 and our report dated, August 22, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
New York, New York
August 22, 2012

Item 9B.    Other Information

        None.

PART III

        We will file a definitive Proxy Statement for our 2012 Annual Meeting of Stockholders, or the 2012 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2012 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.    Directors, Executive Officers and Corporate Governance.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of the Company's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). To the Company's knowledge, during the fiscal year ended June 30, 2012, the Company's officers, directors and greater than 10% stockholders had complied with all Section 16(a) filing requirements.

        The information required by Item 10 is hereby incorporated by reference from our 2012 Proxy Statement.

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

Item 11.    Executive Compensation.

        The information required by Item 11 is hereby incorporated by reference from our 2012 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by Item 12 is hereby incorporated by reference from our 2012 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by Item 13 is hereby incorporated by reference from our 2012 Proxy Statement.

Item 14.    Principal Accounting Fees and Services.

        The information required by Item 14 is hereby incorporated by reference from our 2012 Proxy Statement.

 PART IV

Item 15    Exhibits, Financial Statement Schedules

        The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

3.1	Articles of Amendment and Restatement(3).
3.2	Amended and Restated Bylaws(5).
4.1	Form of Share Certificate(1).
10.1	Investment Advisory Agreement between the Registrant and Prospect Capital Management LLC(1).
10.2	Custodian Agreement(2).
10.3	Administration Agreement between the Registrant and Prospect Administration LLC(1).
10.4	Transfer Agency and Service Agreement(2).
10.5	Dividend Reinvestment Plan(1).
10.6	License Agreement between the Registrant and Prospect Capital Management LLC(1).
10.7
Master Purchase and Sale and Contribution Agreement, dated as of March 19, 2012, by and among the Registrant, First Tower Corp., certain other entities related to the Registrant and certain shareholders of First Tower Corp.(7).
10.8
Fourth Amended and Restated Loan and Servicing Agreement, dated March 27, 2012, among Prospect Capital Funding LLC, the Registrant, the lenders from time to time party thereto, the managing agents from time to time party thereto, Key Equipment Finance Inc. and Royal Bank of Canada as Syndication Agents, U.S. Bank National Association as Calculation Agent, Paying Agent and Documentation Agent, Key Equipment Finance Inc. as Facility Agent, and Key Equipment Finance Inc. as Structuring Agent, Sole Lead Arranger and Sole Bookrunner(8).
10.9	Indenture dated as of December 21, 2010 relating to the 6.25% Senior Convertible Notes, by and between the Registrant and American Stock Transfer & Trust Company, as Trustee(9).
10.10	Form of 6.25% Senior Convertible Note due 2015(10).
10.11	Indenture dated as of February 18, 2011 relating to the 5.50% Senior Convertible Notes, by and between the Registrant and American Stock Transfer & Trust Company, as Trustee(11).
10.11	Form of 5.50% Senior Convertible Note due 2016(12).
10.12	Indenture dated as of February 16, 2012, by and between the Registrant and American Stock Transfer & Trust Company, LLC, as Trustee(13).
10.13	First Supplemental Indenture dated as of March 1, 2012, to the Indenture dated as of February 16, 2012, by and between the Registrant and American Stock Transfer & Trust Company, LLC, as Trustee(14).
10.14	Form of 7.00% Prospect Capital InterNote® due 2022 (included as part of Exhibit 10.13)(14).
10.15	Second Supplemental Indenture dated as of March 8, 2012, to the Indenture dated as of February 16, 2012, by and between the Registrant and American Stock Transfer & Trust Company, LLC, as Trustee(15).

10.16	Form of 6.900% Prospect Capital InterNote® due 2022 (included as part of Exhibit 10.15)(15).
10.17
Joinder Supplemental Indenture dated as of March 8, 2012, to the Indenture dated as of February 16, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Original Trustee, and U.S. Bank National Association, as Series Trustee(16).
10.18
Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee(17).
10.19
Third Supplemental Indenture dated as of April 5, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(18).
10.20	Form of 6.850% Prospect Capital InterNote® due 2022 (included as part of Exhibit 10.19)(18).
10.21
Fourth Supplemental Indenture dated as of April 12, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(19).
10.22	Form of 6.700% Prospect Capital InterNote® due 2022 (included as part of Exhibit 10.21)(19).
10.23	Indenture dated as of April 16, 2012 relating to the 5.375% Senior Convertible Notes, by and between the Registrant and American Stock Transfer & Trust Company, as Trustee(20).
10.24	Form of 5.375% Senior Convertible Note due 2017(21).
10.25
Fifth Supplemental Indenture dated as of April 26, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(22).
10.26	Form of 6.500% Prospect Capital InterNote® due 2022 (included as part of Exhibit 10.25)(22).
10.27	Supplemental Indenture dated as of May 1, 2012, by and between the Registrant and U.S. Bank National Association, as Trustee(23).
10.28	Form of Global Note 6.95% Senior Note due 2022(24).
10.29
Sixth Supplemental Indenture dated as of June 14, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(25).
10.30	Form of 6.950% Prospect Capital InterNote® due 2022 (included as part of Exhibit 10.29)(25).

10.31		Seventh Supplemental Indenture dated as of June 28, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(26).
10.32		Form of 6.550% Prospect Capital InterNote® due 2019 (included as part of Exhibit 10.31)(26).
11		Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).
12		Computation of Ratios (included in the notes to the financial statements contained in this report).
14		Code of Conduct(6).
21		Subsidiaries of the Registrant (included in the notes to the consolidated financial statements contained in this annual report).
22.1		Proxy Statement(4).
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*
Filed herewith.

(1)
Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant's Registration Statement on Form N-2 (File No. 333-114522), filed on July 6, 2004.

(2)
Incorporated by reference to Pre-Effective Amendment No. 3 to the Registrant's Registration Statement on Form N-2 (File No. 333-114522), filed on July 23, 2004.

(3)
Incorporated by reference to Exhibit 3.1 of the Registrant's Form 8-K filed on July 30, 2012.

(4)
Incorporated by reference from the Registrant's Proxy Statement filed on September 16, 2011.

(5)
Incorporated by reference to Exhibit 3.1 of the Registrant's Form 8-K filed on August 26, 2011.

(6)
Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q filed on November 10, 2008.

(7)
Incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K filed on March 21, 2012.

(8)
Incorporated by reference to Exhibit 99.1 of the Registrant's Form 8-K filed on April 2, 2012.

(9)
Incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed on December 21, 2010.

(10)
Incorporated by reference to Exhibit 4.2 of the Registrant's Form 8-K filed on December 21, 2010.

(11)
Incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed on February 18, 2011.

(12)
Incorporated by reference to Exhibit 4.2 of the Registrant's Form 8-K filed on February 18, 2011.

(13)
Incorporated by reference to Exhibit (d)(7) of Post-Effective Amendment No. 1 to the Registrant's Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-176637), filed on March 1, 2012.

(14)
Incorporated by reference to Exhibit (d)(8) of Post-Effective Amendment No. 1 to the Registrant's Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-176637), filed on March 1, 2012.

(15)
Incorporated by reference to Exhibit (d)(10) of Post-Effective Amendment No. 2 to the Registrant's Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-176637), filed on March 8, 2012.

(16)
Incorporated by reference to Exhibit (d)(11) of Post-Effective Amendment No. 2 to the Registrant's Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-176637), filed on March 8, 2012.

(17)
Incorporated by reference to Exhibit (d)(13) of Post-Effective Amendment No. 3 to the Registrant's Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-176637), filed on March 14, 2012.

(18)
Incorporated by reference to Exhibit (d)(14) of Post-Effective Amendment No. 5 to the Registrant's Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-176637), filed on April 5, 2012.

(19)
Incorporated by reference to Exhibit (d)(16) of Post-Effective Amendment No. 6 to the Registrant's Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-176637), filed on April 12, 2012.

(20)
Incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed on April 16, 2012.

(21)
Incorporated by reference to Exhibit 4.2 of the Registrant's Form 8-K filed on April 16, 2012.

(22)
Incorporated by reference to Exhibit (d)(20) of Post-Effective Amendment No. 8 to the Registrant's Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-176637), filed on April 26, 2012.

(23)
Incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed on May 7, 2012.

(24)
Incorporated by reference to Exhibit 4.2 of the Registrant's Form 8-K filed on May 7, 2012.

(25)
Incorporated by reference to Exhibit (d)(24) of Post-Effective Amendment No. 10 to the Registrant's Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-176637), filed on June 14, 2012.

(26)
Incorporated by reference to Exhibit (d)(26) of Post-Effective Amendment No. 11 to the Registrant's Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-176637), filed on June 28, 2012.

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

SIGNATURE	TITLE	DATE

/s/ JOHN F. BARRY III John F. Barry, III	Chairman of the Board, Chief Executive Officer, Director	August 22, 2012
/s/ BRIAN H. OSWALD Brian H. Oswald	Chief Financial Officer	August 22, 2012
/s/ M. GRIER ELIASEK M. Grier Eliasek	President, Chief Operations Officer, Director	August 22, 2012
/s/ ANDREW C. COOPER Andrew C. Cooper	Director	August 22, 2012
/s/ WILLIAM J. GREMP William J. Gremp	Director	August 22, 2012
/s/ EUGENE S. STARK Eugene S. Stark	Director	August 22, 2012