Form 10-Q
period 2012-09-30
PROSPECT CAPITAL CORP
filed 2012-11-08
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2012

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of November 7, 2012 was 209,480,573.

PROSPECT CAPITAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2012
TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
September 30, 2012 and June 30, 2012
(in thousands, except share and per share data)

	September 30, 2012	June 30, 2012
	(Unaudited)	(Audited)
Assets (Note 4)
Investments at fair value:
Control investments (amortized cost of $515,055 and $518,015, respectively)	$529,785	$564,489
Affiliate investments (amortized cost of $44,589 and $44,229, respectively)	45,255	46,116
Non-control/Non-affiliate investments (amortized cost of $2,137,966 and $1,537,069, respectively)	2,088,925	1,483,616
Total investments at fair value (amortized cost of $2,697,610 and $2,099,313, respectively, Note 3)	2,663,965	2,094,221

Investments in money market funds	182,158	118,369
Total investments	2,846,123	2,212,590

Cash	2,387	2,825
Receivables for:
Interest, net	31,369	14,219
Dividends	1	1
Other	773	783
Prepaid expenses	879	421
Deferred financing costs	31,065	24,415
Total Assets	2,912,597	2,255,254

Liabilities
Credit facility payable (Note 4)	—	96,000
Senior convertible notes (Note 5)	647,500	447,500
Senior unsecured notes (Note 6)	100,000	100,000
Prospect Capital InterNotes® (Note 7)	88,517	20,638
Due to broker	145,746	44,533
Dividends payable	17,597	14,180
Due to Prospect Administration (Note 11)	310	658
Due to Prospect Capital Management (Note 11)	11,735	7,913
Accrued expenses	14,263	9,648
Other liabilities	3,603	2,210
Total Liabilities	1,029,271	743,280
Net Assets	$1,883,326	$1,511,974

Components of Net Assets
Common stock, par value $0.001 per share (500,000,000 common shares authorized; 173,151,718 and 139,633,870 issued and outstanding, respectively) (Note 8)	$173	$140
Paid-in capital in excess of par (Note 8)	1,920,251	1,544,801
Undistributed net investment income	46,314	23,667
Accumulated realized losses on investments	(49,767)	(51,542)
Unrealized depreciation on investments	(33,645)	(5,092)
Net Assets	$1,883,326	$1,511,974

Net Asset Value Per Share	$10.88	$10.83

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Three Months Ended September 30, 2012 and 2011
(in thousands, except share and per share data)
(Unaudited)

	For Three Months Ended September 30,

	2012	2011

Investment Income
Interest income: (Note 3)
Control investments	$17,919	$6,165
Affiliate investments	1,651	2,402
Non-control/Non-affiliate investments	45,027	33,320
CLO fund securities	13,713	500
Total interest income	78,310	42,387

Dividend income:
Control investments	33,250	6,700
Non-control/Non-affiliate investments	2,955	349
Money market funds	3	1
Total dividend income	36,208	7,050

Other income: (Note 9)
Control investments	2	6
Affiliate investments	8	61
Non-control/Non-affiliate investments	9,108	5,838
Total other income	9,118	5,905
Total Investment Income	123,636	55,342

Operating Expenses
Investment advisory fees:
Base management fee (Note 11)	13,228	8,211
Income incentive fee (Note 11)	18,507	6,969
Total investment advisory fees	31,735	15,180

Interest and credit facility expenses	13,511	8,960
Legal fees	622	432
Valuation services	376	302
Audit, compliance and tax related fees	432	340
Allocation of overhead from Prospect Administration (Note 11)	2,184	1,116
Insurance expense	93	79
Directors’ fees	75	64
Other general and administrative expenses	581	992
Total Operating Expenses	49,609	27,465
Net Investment Income	74,027	27,877

Net realized gain (loss) on investments (Note 3)	1,775	(14,607)
Net change in unrealized (depreciation) appreciation on investments (Note 3)	(28,553)	26,630
Net Increase in Net Assets Resulting from Operations	$47,249	$39,900

Net increase in net assets resulting from operations per share (Note 10 and Note 14)	$0.29	$0.37
Dividends declared per share	$0.30	$0.30

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
For The Three Months Ended September 30, 2012 and 2011
(in thousands, except share data)
(Unaudited)

	For The Three Months Ended September 30,

	2012	2011

Increase in Net Assets from Operations:
Net investment income	$74,027	$27,877
Net realized gain (loss) on investments	1,775	(14,607)
Net change in unrealized (depreciation) appreciation on investments	(28,553)	26,630
Net Increase in Net Assets Resulting from Operations	47,249	39,900

Dividends to Shareholders	(51,380)	(33,221)

Capital Share Transactions:
Proceeds from capital shares sold, net of underwriting costs	372,083	15,060
Less: Offering costs of public share offerings	(631)	(137)
Reinvestment of dividends	4,031	2,817
Net Increase in Net Assets Resulting from Capital Share Transactions	375,483	17,740

Total Increase in Net Assets	371,352	24,419
Net assets at beginning of period	1,511,974	1,114,357
Net Assets at End of Period	$1,883,326	$1,138,776

Capital Share Activity:
Shares sold	33,161,977	1,500,000
Shares issued through reinvestment of dividends	355,871	310,393
Net increase in capital share activity	33,517,848	1,810,393
Shares outstanding at beginning of period	139,633,870	107,606,690

Shares Outstanding at End of Period	173,151,718	109,417,083

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Three Months Ended September 30, 2012 and 2011
(in thousands, except share data)
(Unaudited)

	For The Three Months Ended September 30,

	2012	2011

Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$47,249	$39,900
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operations:
Net realized (gain) loss on investments	(1,775)	14,607
Net change in unrealized appreciation (depreciation) on investments	28,553	(26,630)
Amortization of discounts and premiums	(6,708)	(928)
Amortization of deferred financing costs	1,774	2,088
Payment-in-kind interest	(1,873)	(1,573)
Structuring fees	(8,959)	(4,299)

Change in operating assets and liabilities
Payments for purchases of investments	(737,105)	(216,703)
Proceeds from sale of investments and collection of investment principal	158,123	46,055
Net investments in money market funds	(63,789)	11,685
Increase in interest receivable	(17,150)	(830)
Decrease in other receivables	10	229
Increase in prepaid expenses	(458)	(17)
(Decrease) increase in due to Prospect Administration	(348)	16
Increase in due to Prospect Capital Management	3,822	4,403
Increase in due to broker	101,213	—
Increase in accrued expenses	4,615	977
Increase (decrease) in other liabilities	1,393	(1,077)
Net Cash Used In Operating Activities	(491,413)	(132,097)

Cash Flows from Financing Activities:
Borrowings under credit facility (Note 4)	58,000	284,300
Principal payments under credit facility (Note 4)	(154,000)	(135,000)
Issuance of Senior Convertible Notes (Note 5)	200,000	—
Issuance of Prospect Capital InterNotes® (Note 7)	67,879	—
Financing costs paid and deferred	(8,424)	(1,431)
Proceeds from issuance of common stock, net of underwriting costs	372,083	15,060
Offering costs from issuance of common stock	(631)	(137)
Dividends paid	(43,932)	(30,212)
Net Cash Provided By Financing Activities	490,975	132,580

Total (Decrease) Increase in Cash	(438)	483
Cash balance at beginning of period	2,825	1,492
Cash Balance at End of Period	$2,387	$1,975

Cash Paid For Interest	$6,983	$5,659

Non-Cash Financing Activity:
Amount of shares issued in connection with dividend reinvestment plan	$4,031	$2,817

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2012 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

			September 30, 2012 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (25.00% or greater of voting control)

AIRMALL USA, Inc (27)	Pennsylvania / Property Management	Senior Secured Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor), due 6/30/2015)(3), (4)	$29,200	$29,200	$29,200	1.6%
		Senior Subordinated Term Loan (12.00% plus 6.00% PIK, due 12/31/2015)	12,500	12,500	12,500	0.7%
		Convertible Preferred Stock (9,919.684 shares)		9,920	8,827	0.4%
		Common Stock (100 shares)		—	—	0.0%
				51,620	50,527	2.7%
Ajax Rolled Ring & Machine, Inc.	South Carolina / Manufacturing	Senior Secured Note — Tranche A (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 4/01/2013)(3), (4)	20,057	20,057	20,057	1.1%
		Subordinated Secured Note — Tranche B (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor) plus 6.00% PIK, due 4/01/2013)(3), (4)	15,035	15,035	15,035	0.8%
		Convertible Preferred Stock — Series A (6,142.6 shares)		6,057	10,485	0.6%
		Unrestricted Common Stock (6 shares)		—	10	0.0%
				41,149	45,587	2.5%
AWCNC, LLC(19)	North Carolina / Machinery	Members Units — Class A (1,800,000 units)		—	—	0.0%
		Members Units — Class B-1 (1 unit)		—	—	0.0%
		Members Units — Class B-2 (7,999,999 units)		—	—	0.0%
				—	—	0.0%
Borga, Inc.	California / Manufacturing	Revolving Line of Credit — $1,000 Commitment (5.00% (PRIME + 1.75%) plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)(4), (25)	1,000	945	621	0.0%
		Senior Secured Term Loan B (8.50% (PRIME + 5.25%) plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)(4)	1,612	1,500	—	0.0%
		Senior Secured Term Loan C (12.00% plus 4.00% PIK plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)	9,449	707	—	0.0%
		Common Stock (100 shares)(21)		—	—	0.0%
		Warrants (33,750 warrants)(21)		—	—	0.0%
				3,152	621	0.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2012 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

			September 30, 2012 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (25.00% or greater of voting control)

Energy Solutions Holdings, Inc.(8)	Texas / Gas Gathering and Processing	Senior Secured Note (18.00%, due 12/11/2016)	$25,000	$25,000	$25,000	1.3%
		Junior Secured Note (18.00%, due 12/12/2016)	12,000	12,000	12,000	0.6%
		Senior Secured Note to Vessel Holdings LLC (18.00%, due 12/12/2016)	3,500	3,500	3,500	0.2%
		Subordinated Secured Note to Freedom Marine Holdings, LLC (12.00% (LIBOR + 6.11% with 5.89% LIBOR floor) plus 4.00% PIK, in non-accrual status effective 10/1/2010, due 12/31/2011) (4)	13,492	12,504	5,720	0.3%
		Senior Secured Debt to Yatesville Coal Holdings, Inc. (Non-accrual status effective 1/1/2009, past due)	1,449	1,449	—	0.0%
		Escrow Receivable		—	4,918	0.3%
		Common Stock (100 shares)		8,792	44,057	2.3%
				63,245	95,195	5.0%
First Tower Holdings of Delaware, LLC.(22), (29)	Mississippi / Consumer Finance	Senior Secured Revolving Credit Facility — $400,000 Commitment (20.00% (LIBOR + 18.50% with 1.50% LIBOR floor), due 6/30/2022) (25), (4)	244,760	244,760	244,760	13.0%
		Common Stock (83,729,323 shares)		43,193	43,193	2.3%
		Net Revenue Interest (5% of Net Revenue & Distributions)		—	—	0.0%
				287,953	287,953	15.3%
Integrated Contract Services, Inc.(9)	North Carolina / Contracting	Secured Promissory Notes (15.00%, in non-accrual status effective 12/22/2010, due 3/21/2012 – 12/18/2013) (10)	2,581	2,580	—	0.0%
		Senior Demand Note (15.00%, in non-accrual status effective 11/1/2010, past due)(10)	1,170	1,170	—	0.0%
		Senior Secured Note (7.00% plus 7.00% PIK plus 6.00% default interest, in non-accrual status effective 10/9/2007, past due)	300	—	—	0.0%
		Junior Secured Note (7.00% plus 7.00% PIK plus 6.00% default interest, in non-accrual status effective 10/9/2007, past due)	11,520	11,520	—	0.0%
		Preferred Stock — Series A (10 shares)		—	—	0.0%
		Common Stock (49 shares)		679	—	0.0%
				15,949	—	0.0%
Manx Energy, Inc. (“Manx”)(12)	Kansas / Oil & Gas Production	Manx — Senior Secured Note (13.00%, in non-accrual status effective 1/19/2010, due 6/21/2013)	3,550	3,550	—	0.0%
		Manx — Preferred Stock (6,635 shares)		6,307	—	0.0%
		Manx — Common Stock (17,082 shares)		1,170	—	0.0%
				11,027	—	0.0%
NMMB Holdings, Inc. (24)	New York / Media	Senior Term Loan (14.00%, due 5/6/2016)	19,000	19,000	19,000	1.0%
		Senior Subordinated Term Loan (15.00%, due 5/6/2016)	2,800	2,800	1,872	0.1%
		Series A Preferred Stock (4,400 shares)		4,400	—	0.0%
				26,200	20,872	1.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2012 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

			September 30, 2012 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (25.00% or greater of voting control)

R-V Industries, Inc.	Pennsylvania / Manufacturing	Warrants (200,000 warrants, expiring 6/30/2017)		$1,682	$7,792	0.4%
		Common Stock (545,107 shares)		5,087	21,238	1.1%
				6,769	29,030	1.5%
Wolf Energy Holdings, Inc (12)	Kansas / Oil & Gas Production	Appalachian Energy Holdings, LLC (“AEH”) — Senior Secured First Lien Note (8.00%, in non-accrual status effective 1/19/2010, due 6/21/2013)	$2,488	2,000	—	0.0%
		Coalbed, LLC — Senior Secured Note (8.00%, in non-accrual status effective 1/19/2010, due 6/21/2013) (6)	7,463	5,991	—	0.0%
		Common Stock (100 Shares)		—	—	0.0%
				7,991	—	0.0%
		Total Control Investments		515,055	529,785	28.1%

Affiliate Investments (5.00% to 24.99% voting control)

BNN Holdings Corp., (f/k/a Biotronic NeuroNetwork)	Michigan / Healthcare	Senior Secured Note (11.50% (LIBOR + 7.00% with 4.50% LIBOR floor) plus 1.00% PIK, due 2/21/2013)(3), (4)	26,227	26,227	26,227	1.4%
		Preferred Stock Series A (9,925.455 shares)(13)		2,300	2,460	0.1%
		Preferred Stock Series B (1,753.64 shares)(13)		579	619	0.0%
				29,106	29,306	1.5%
Boxercraft Incorporated (20)	Georgia / Textiles & Leather	Senior Secured Term Loan A (10.00% plus 5.00% PIK, due 9/16/2013)	1,655	1,577	1,643	0.1%
		Senior Secured Term Loan B (10.00% plus 5.00% PIK, due 9/16/2013)	4,730	4,380	4,690	0.3%
		Senior Secured Term Loan C (10.00% plus 5.00% PIK, due 9/16/2013) due 9/16/2013)	2,293	2,293	2,273	0.1%
		Senior Secured Term Loan (10.00% plus 5.00% PIK, due 3/16/2014)	8,049	7,233	7,343	0.4%
		Preferred Stock (1,000,000 shares)		—	—	0.0%
		Common Stock (10,000 shares)		—	—	0.0%
		Warrants (1 warrant, expiring 8/31/2022)		—	—	0.0%
				15,483	15,949	0.9%
Smart, LLC(14)	New York / Diversified / Conglomerate Service	Membership Interest		—	—	0.0%
				—	—	0.0%
		Total Affiliate Investments		44,589	45,255	2.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2012 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

			September 30, 2012 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

ADAPCO, Inc.	Florida / Ecological	Common Stock (5,000 shares)		$141	$269	0.0%
				141	269	0.0%
Aircraft Fasteners International, LLC	California / Machinery	Convertible Preferred Stock (32,500 units)		396	495	0.0%
				396	495	0.0%
American Gilsonite Company	Utah / Specialty Minerals	Second Lien Term Note (11.50%, due 9/1/2017)	$38,500	38,500	38,500	2.0%
		Membership Interest in AGC/PEP, LLC (99.9999%)(15)		—	3,886	0.2%
				38,500	42,386	2.2%
Apidos CLO VIII, Ltd. (22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)		18,592	20,393	1.1%
				18,592	20,393	1.1%
Apidos CLO IX, Ltd. (22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)		19,206	19,291	1.0%
				19,206	19,291	1.0%
Archipelago Learning, Inc.	Minnesota / Consumer Services	Second Lien Debt (11.25% (LIBOR + 9.75% with 1.50% LIBOR floor), due 5/17/2019) (4), (16)	50,000	48,069	50,000	2.7%
				48,069	50,000	2.7%
Arctic Glacier U.S.A, Inc.	Canada / Food Products	Subordinated Unsecured (12.00% plus 3.00% PIK , due 7/27/2019)	85,447	85,447	85,447	4.5%
				85,447	85,447	4.5%
Babson CLO Ltd 2011-I. (22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)		34,979	35,798	1.9%
				34,979	35,798	1.9%
Babson CLO Ltd 2012-IA. (22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)		27,752	28,267	1.5%
				27,752	28,267	1.5%
Babson CLO Ltd 2012-IIA. (22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)		28,652	28,276	1.5%
				28,652	28,276	1.5%
Blue Coat Systems, Inc. (3), (4)	Massachusetts / Software & Computer Services	Second Lien Term Loan (11.50% (LIBOR + 10.00% with 1.50% LIBOR floor), due 8/15/2018)	25,000	24,299	25,000	1.3%
				24,299	25,000	1.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2012 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

September 30, 2012 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Byrider Systems Acquisition Corp(22)	Indiana / Auto Finance	Senior Subordinated Notes (12.00% plus 2.00% PIK, due 11/3/2016) (3)	$20,651	$20,651	$20,651	1.1%
				20,651	20,651	1.1%
Caleel + Hayden, LLC (14), (31)	Colorado / Personal & Nondurable Consumer Products	Membership Units (7,500 shares)		351	1,149	0.1%
				351	1,149	0.1%
Capstone Logistics, LLC (4)	Georgia / Commercial Services	Senior Secured Term Loan A (7.50% (LIBOR + 5.50% with 2.00% LIBOR floor), due 9/16/2016)	33,793	33,793	33,793	1.8%
		Senior Secured Term Loan B (13.50% (LIBOR + 11.50% with 2.00% LIBOR floor), due 9/16/2016)(3)	41,625	41,625	41,625	2.2%
				75,418	75,418	4.0%
Cargo Airport Services USA, LLC	New York / Transportation	Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 3/31/2016) (3), (4)	47,891	47,892	47,891	2.5%
		Common Equity (1.6 units)		1,639	2,007	0.1%
				49,531	49,898	2.6%
CIFC Funding 2011-I, Ltd. (4), (22)	Cayman Islands / Diversified Financial Services	Secured Class D Notes (5.45% (LIBOR + 5.00%), due 1/19/2023)	19,000	14,840	15,793	0.8%
		Unsecured Class E Notes (7.45% (LIBOR + 7.00%), due 1/19/2023)	15,400	12,518	13,038	0.7%
				27,358	28,831	1.5%
The Copernicus Group, Inc.	North Carolina / Healthcare	Escrow Receivable		—	315	0.0%
				—	315	0.0%
CRT MIDCO, LLC	Wisconsin / Media	Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 6/30/2017)(3), (4)	73,125	73,125	73,125	3.9%
				73,125	73,125	3.9%
Diamondback Operating, LP	Oklahoma / Oil & Gas Production	Net Profits Interest (15.00% payable on Equity distributions)(7)		—	—	0.0%
				—	—	0.0%
Empire Today, LLC	Illinois / Durable Consumer Products	Senior Secured Note (11.375%, due 2/1/2017)	15,700	15,274	15,700	0.8%
				15,274	15,700	0.8%
EIG Investors Corp	Massachusetts / Software & Computer Services	Second Lien Term Loan (11.00% (LIBOR + 9.50% with 1.50% floor), due 10/22/2018) (4), (16)	12,000	11,765	12,000	0.6%
				11,765	12,000	0.6%
Evanta Ventures, Inc.(11)	Oregon / Commercial Services	Subordinated Unsecured (12.00% plus 1.00% PIK, due 9/28/2018)	10,400	10,400	10,400	0.6%
				10,400	10,400	0.6%
Fairchild Industrial Products, Co.	North Carolina / Electronics	Escrow Receivable		—	148	0.0%
				—	148	0.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2012 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

			September 30, 2012 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Fischbein, LLC	North Carolina / Machinery	Escrow Receivable		—	$508	0.0%
		Membership Class A (875,000 units)		$875	2,123	0.1%
				875	2,631	0.1%
Focus Brands, Inc(4)	Georgia / Consumer Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 8/21/2018)	$15,000	14,720	14,720	0.8%
				14,720	14,720	0.8%
FPG, LLC (4)	Illinois / Durable Consumer Products	Senior Secured Term Loan (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 1/20/2017)	10,000	10,000	10,000	0.5%
		Common Stock (4,552 shares)		—	—	0.0%
				10,000	10,000	0.5%
Galaxy XII CLO, Ltd. (22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)		21,666	22,891	1.2%
				21,666	22,891	1.2%
H&M Oil & Gas, LLC	Texas / Oil & Gas Production	Senior Secured Note (13.00% (LIBOR + 7.50% with 5.50% LIBOR floor) plus 3.00% PIK, plus 2.00% default interest, in non-accrual status effective 1/1/2011, past due)(4)	63,297	60,019	30,780	1.6%
		Senior Secured Note (18.00% PIK, in non-accrual status effective 4/27/2012, past due)	4,532	4,250	4,532	0.2%
		Net Profits Interest (8.00% payable on Equity distributions)(7)		—	—	0.0%
				64,269	35,312	1.8%
Halcyon Loan Advisors Funding 2012-I, Ltd. (22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)		22,391	22,183	1.2%
				22,391	22,183	1.2%
Hi-Tech Testing Service, Inc. and Wilson Inspection X-Ray Services, Inc.	Texas / Oil & Gas Equipment & Services	Senior Secured Term Loan (11.00%, due 9/26/2016)	7,400	7,202	7,400	0.4%
				7,202	7,400	0.4%
Hoffmaster Group, Inc. (4)	Wisconsin / Durable Consumer Products	Second Lien Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 1/3/2019)	20,000	19,815	20,000	1.1%
		Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 1/3/2019)	1,000	990	1,000	0.1%
				20,805	21,000	1.2%
Hudson Products Holdings, Inc.(16)	Texas / Manufacturing	Senior Secured Term Loan (9.00% (PRIME + 5.00% with 4.00% PRIME floor), due 8/24/2015)(3), (4)	6,283	5,893	6,047	0.3%
				5,893	6,047	0.3%
ICON Health & Fitness, Inc.	Utah / Durable Consumer Products	Senior Secured Note (11.875% , due 10/15/2016) (3)	43,100	43,348	43,100	2.3%
				43,348	43,100	2.3%
IDQ Holdings, Inc.	Texas / Automobile	Senior Secured Note (11.50%, due 4/1/2017)	12,500	12,269	12,500	0.7%
				12,269	12,500	0.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2012 (Unaudited) and June 30, 2012 (Audited)

(in thousands, except share data)

			September 30, 2012 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

ING IM CLO 2012-II, Ltd. (22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)		$ 37,013	$ 36,856	2.0%

				37,013	36,856	2.0%
ING IM CLO 2012- III, Ltd. (22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)		45,746	45,746	2.4%

				45,746	45,746	2.4%
Injured Workers Pharmacy LLC	Massachusetts / Healthcare	Second Lien Debt (12.00% (LIBOR + 7.50% with 4.50% LIBOR floor) plus 1.00% PIK, due 11/4/2017) (3), (4)	$ 15,138	15,138	15,138	0.8%
				15,138	15,138	0.8%
Interdent, Inc.	California / Healthcare	Revolving Line of Credit — $10,000 Commitment (10.50% (LIBOR + 8.25% with 2.25% PRIME floor), due 2/3/2013)(4), (25)	6,250	6,250	6,250	0.4%
		Senior Secured Term Loan A (8.00% (LIBOR + 6.50% with 1.50% LIBOR floor), due 8/3/2017) (4)	54,656	54,656	54,656	2.9%
		Senior Secured Term Loan B (13.00% (LIBOR + 10.00% with 3.00% LIBOR floor), due 8/3/2017)(3), (4)	55,000	55,000	55,000	2.9%
				115,906	115,906	6.2%
JHH Holdings, Inc.	Texas / Healthcare	Second Lien Debt (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 6/23/2016) (3), (4)	15,837	15,837	15,837	0.8%
				15,837	15,837	0.8%
LHC Holdings Corp.	Florida / Healthcare	Revolving Line of Credit — $750 Commitment (8.50% (LIBOR + 6.00% with 2.50% LIBOR floor), due 5/31/2015) (4), (25), (26)	—	—	—	0.0%
		Senior Subordinated Debt (10.50%, due 5/31/2015)(3)	3,865	3,761	3,761	0.2%
		Membership Interest (125 units)		216	231	0.0%
				3,977	3,992	0.2%
Madison Park Funding IX, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)		26,421	26,979	1.4%
				26,421	26,979	1.4%
Material Handling Services, LLC	Ohio / Business Services	Senior Secured Term Loan (10.50% (LIBOR + 8.50% with 2.00% floor), due 7/5/2017) (3), (4)	27,860	27,860	27,860	1.5%
				27,860	27,860	1.5%
Maverick Healthcare, LLC	Arizona / Healthcare	Preferred Units (1,250,000 units)		1,252	1,831	0.1%
		Common Units (1,250,000 units)		—	124	0.0%
				1,252	1,955	0.1%
Medical Security Card Company, LLC(4)	Arizona / Healthcare	Revolving Line of Credit - $1,500 Commitment (9.50% (LIBOR + 7.00% with 2.50% LIBOR floor), due 2/1/2016) (25)	—	—	—	0.0%
		First Lien Term Loan (11.25% (LIBOR + 8.75% with 2.50% LIBOR floor), due 2/1/2016)(3)	16,804	16,804	16,804	0.9%
				16,804	16,804	0.9%
Mood Media Corporation(3), (16), (22)	Canada / Media	Senior Subordinated Term Loan (10.25% (LIBOR + 8.75% with 1.50% LIBOR floor), due 11/6/2018)(4)	15,000	14,869	15,000	0.8%
				14,869	15,000	0.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2012 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

			September 30, 2012 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

National Bankruptcy Services, LLC (3),(4)	Texas / Diversified Financial Services	Senior Subordinated Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor) plus 1.50% PIK, due 7/17/2017)	$ 18,472	$ 18,472	$ 18,472	1.0%
				18,472	18,472	1.0%
Naylor, LLC (4)	Florida / Media	Revolving Line of Credit - $2,500 Commitment (11.00% (LIBOR + 8.00% with 3.00% LIBOR floor), due 6/7/2017) (25)	—	—	—	0.0%
		Senior Secured Term Loan (11.00% (LIBOR + 8.00% with 3.00% LIBOR floor), due 6/7/2017) (3)	47,993	47,993	47,993	2.5%
				47,993	47,993	2.5%
New Century Transportation, Inc.	New Jersey / Transportation	Senior Subordinated Term Loan (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor) plus 3.00%, PIK due 2/3/2018) (3), (4)	44,106	44,106	44,106	2.3%
				44,106	44,106	2.3%
New Meatco Provisions, LLC	California / Food Products	Senior Subordinated Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor) plus 4.00%, PIK due 4/18/2016) (4)	12,564	12,564	4,712	0.3%
				12,564	4,712	0.3%
New Star Metals, Inc.	Indiana / Metal Services & Minerals	Senior Subordinated Term Loan (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor) plus 1.00%, PIK due 2/2/2018) (4)	27,043	27,043	27,043	1.4%
				27,043	27,043	1.4%
Nixon, Inc.	California / Durable Consumer Products	Senior Secured Term Loan (8.75% plus 2.75% PIK, due 4/16/2018)(16)	15,189	14,905	15,190	0.8%
				14,905	15,190	0.8%
Nobel Learning Communities, Inc.	Pennsylvania / Consumer Services	Subordinated Unsecured (11.50% plus 1.50% PIK, due 8/9/2017)	15,185	15,185	15,185	0.8%
				15,185	15,185	0.8%
Northwestern Management Services, LLC	Florida / Healthcare	Revolving Line of Credit — $1,500 Commitment (10.50% (PRIME + 6.75% with 3.75% PRIME floor), due 7/30/2015)(4), (25)	—	—	—	0.0%
		Senior Secured Term Loan A (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor), due 7/30/2015)(3), (4)	15,092	15,092	15,092	0.8%
		Common Stock (50 shares)		371	2,209	0.1%
				15,463	17,301	0.9%
NRG Manufacturing, Inc.	Texas / Manufacturing	Escrow Receivable		—	7,877	0.4%
				—	7,877	0.4%
Out Rage, LLC (4)	Wisconsin / Durable Consumer Products	Revolving Line of Credit - $1,500 Commitment (11.0% (LIBOR + 8.00% with 3.00% LIBOR floor), due 3/02/2013)(25)	—	—	—	0.0%
		Senior Secured Term Loan (11.00% (LIBOR + 8.00% with 3.00% LIBOR floor), due 3/2/2015)	10,616	10,616	10,460	0.6%
				10,616	10,460	0.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2012 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

			September 30, 2012 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Pelican Products, Inc. (16)	California / Durable Consumer Products	Subordinated Secured (11.50% (LIBOR + 10.00% with 1.50% LIBOR floor), due 6/14/2019) (4)	$ 15,000	$ 14,707	$ 15,000	0.8%
				14,707	15,000	0.8%
Pinnacle (US) Acquisition Co Limited (16)	Texas / Software & Computer Services	Second Lien Term Loan (10.50% (LIBOR + 8.25% with 2.25% LIBOR floor), due 8/3/2020) (4)	10,000	9,803	10,000	0.5%
				9,803	10,000	0.5%
Potters Holdings II, L.P.(16)	Pennsylvania / Manufacturing	Senior Subordinated Term Loan (10.25% (LIBOR + 8.50% with 1.75% LIBOR floor), due 11/6/2017)(3), (4)	15,000	14,811	14,780	0.8%
				14,811	14,780	0.8%
Pre-Paid Legal Services, Inc(16)	Oklahoma / Consumer Services	Senior Subordinated Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 12/31/2016)(3), (4)	5,000	5,000	5,000	0.3%
				5,000	5,000	0.3%
Progrexion Holdings, Inc(4),(28)	Utah / Consumer Services	Senior Secured Term Loan (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor), due 9/14/2017)	135,000	135,000	135,000	7.2%
				135,000	135,000	7.2%
Renaissance Learning, Inc.(16)	Wisconsin / Consumer Services	Second Lien Term Loan (12.00% (LIBOR + 10.50% with 1.50% LIBOR floor), due 10/19/2018)(4)	6,000	5,781	6,000	0.3%
				5,781	6,000	0.3%
Rocket Software, Inc. (3), (4)	Massachusetts / Software & Computer Services	Second Lien Term Loan (10.25% (LIBOR + 8.75% with 1.50% LIBOR floor), due 2/8/2019)	15,000	14,719	14,719	0.8%
				14,719	14,719	0.8%
Royal Adhesives & Sealants, LLC	Indiana / Chemicals	Senior Subordinated Unsecured Term Loan (12.00% plus 2.00% PIK due 11/29/2016)	27,938	27,938	27,938	1.5%
				27,938	27,938	1.5%
Seaton Corp.	Illinois / Business Services	Subordinated Secured (12.50% (LIBOR + 9.00% with 3.50% LIBOR floor) plus 2.00% PIK, due 3/14/2014) (3), (4)	3,288	3,180	3,288	0.2%
				3,180	3,288	0.2%
SG Acquisition, Inc (4)	Georgia / Insurance	Senior Secured Term Loan A (8.50% (LIBOR + 6.50% with 2.00% LIBOR floor), due 3/18/2016)	27,394	27,394	27,394	1.5%
		Senior Secured Term Loan B (14.50% (LIBOR + 12.50% with 2.00% LIBOR floor), due 3/18/2016)(3)	29,550	29,550	29,550	1.6%
		Senior Secured Term Loan C (8.50% (LIBOR + 6.50% with 2.00% LIBOR floor), due 3/18/2016)	12,651	12,651	12,651	0.7%
		Senior Secured Term Loan D (14.50% (LIBOR + 12.50% with 2.00% LIBOR floor), due 3/18/2016)	13,647	13,647	13,647	0.7%
				83,242	83,242	4.5%
Shearer’s Foods, Inc.	Ohio / Food Products	Junior Secured Debt (12.00% plus 3.75% PIK (3.75% LIBOR floor), due 3/31/2016)(3), (4)	38,000	38,000	38,000	2.0%
		Membership Interest in Mistral Chip Holdings, LLC - Common (2,000 units)(17)		2,000	3,016	0.2%
		Membership Interest in Mistral Chip Holdings, LLC 2 - Common (595 units)(17)		1,322	897	0.0%
		Membership Interest in Mistral Chip Holdings, LLC 3 - Preferred (67 units)(17)		673	945	0.1%
				41,995	42,858	2.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2012 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

			September 30, 2012 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Skillsoft Public Limited Company (22)	Ireland / Software & Computer Services	Subordinated Unsecured (11.125%, due 6/1/2018)	$ 15,000	$ 14,920	$ 15,000	0.8%
				14,920	15,000	0.8%
Snacks Holding Corporation	Minnesota / Food Products	Senior Subordinated Unsecured Term Loan (12.00% plus 1.00% PIK, due 11/12/2017)	15,288	14,809	15,288	0.8%
		Series A Preferred Stock (4,021.45 shares)		56	64	0.0%
		Series B Preferred Stock (1,866.10 shares)		56	64	0.0%
		Warrant (to purchase 31,196.52 voting common shares, expires 11/12/2020)		479	547	0.0%
				15,400	15,963	0.8%
Southern Management Corporation(22), (30)	South Carolina / Consumer Finance	Second Lien Term Loan (12.00% plus 5.00% PIK due 5/31/2017)	17,568	17,568	17,568	0.9%
				17,568	17,568	0.9%
Sport Helmets Holdings, LLC(14)	New York / Personal & Nondurable Consumer Products	Escrow Receivable		—	417	0.0%
				—	417	0.0%
Springs Window Fashions, LLC	Wisconsin / Durable Consumer Products	Second Lien Term Loan (11.25% (LIBOR + 9.25% with 2.00% LIBOR floor), due 11/30/2017)(3), (4)	35,000	35,000	34,388	1.8%
				35,000	34,388	1.8%
ST Products, LLC	Pennsylvania/ Manufacturing	Senior Secured Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor), due 6/16/2016)(3), (4)	23,162	23,162	23,162	1.2%
				23,162	23,162	1.2%
Stauber Performance Ingredients, Inc. (3), (4)	California / Food Products	Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 1/21/2016)	21,897	21,897	21,897	1.2%
		Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 5/21/2017)	10,500	10,500	10,500	0.6%
				32,397	32,397	1.8%
Stryker Energy, LLC	Ohio / Oil & Gas Production	Subordinated Secured Revolving Credit Facility — $50,300 Commitment (8.50% (LIBOR + 7.00% with 1.50% LIBOR floor) plus 3.75% PIK, in non-accrual status effective 12/1/2011, due 12/1/2015) (4), (25)	33,767	32,712	—	0.0%
		Overriding Royalty Interests(18)		—	1,562	0.1%
				32,712	1,562	0.1%
Symphony CLO, IX Ltd. (22)	Cayman Islands / Diversified Financial Services	LP Certificates (Residual Interest)		43,006	45,100	2.4%
				43,006	45,100	2.4%
Targus Group International, Inc(16)	California / Durable Consumer Products	First Lien Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 5/25/2016) (3), (4)	23,700	23,325	23,700	1.3%
				23,325	23,700	1.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2012 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

			September 30, 2012 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Totes Isotoner Corporation	Ohio / Nondurable Consumer Products	Second Lien Term Loan (10.75%, (LIBOR + 9.25% with 1.50% LIBOR floor) due 1/8/2018) (3), (4)	$ 39,000	$ 39,000	$ 38,818	2.1%
				39,000	38,818	2.1%
United Sporting Companies, Inc.(5)	South Carolina / Durable Consumer Products	Second Lien Term Loan (12.75% (LIBOR + 11.00% with 1.75% LIBOR floor), due 5/16/2018)(4)	100,000	100,000	100,000	5.3%
				100,000	100,000	5.3%
VanDeMark Chemicals, Inc.(3)	New York / Chemicals	Senior Secured Term Loan (12.20% (LIBOR + 10.20% with 2.0% LIBOR floor), due 12/31/2014)(4)	29,917	29,917	29,917	1.6%
				29,917	29,917	1.6%
Wind River Resources Corp. and Wind River II Corp.	Utah / Oil & Gas Production	Senior Secured Note (13.00% (LIBOR + 7.50% with 5.50% LIBOR floor) plus 3.00% default interest on principal, 16.00% default interest on past due interest, in non-accrual status effective 12/1/2008, past due)(4)	14,750	14,750	1,539	0.1%
		Net Profits Interest (5.00% payable on Equity distributions)(7)		—	—	0.0%
				14,750	1,539	0.1%
	Total Non-control/Non-affiliate Investments (Level 3 Investments)			2,137,847	2,088,809	110.9%

	Total Level 3 Portfolio Investments			2,697,491	2,663,849	141.4%

LEVEL 1 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Allied Defense Group, Inc.	Virginia / Aerospace & Defense	Common Stock (10,000 shares)		56	—	0.0%
				56	—	0.0%
Dover Saddlery, Inc.	Massachusetts / Retail	Common Stock (30,974 shares)		63	116	0.0%
				63	116	0.0%
Total Non-control/Non-affiliate Investments (Level 1 Investments)				119	116	0.0%

Total Portfolio Investments				2,697,610	2,663,965	141.4%

SHORT TERM INVESTMENTS: Money Market Funds (Level 2 Investments)

Fidelity Institutional Money Market Funds — Government Portfolio (Class I)				175,557	175,557	9.3%
Fidelity Institutional Money Market Funds — Government Portfolio (Class I) (3)				6,600	6,600	0.4%
Victory Government Money Market Funds				1	1	0.0%

Total Money Market Funds				182,158	182,158	9.7%

Total Investments				2,879,768	2,846,123	151.1%

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2012 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

			June 30, 2012 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (25.00% or greater of voting control)

AIRMALL USA, Inc (27)	Pennsylvania / Property Management	Senior Secured Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor), due 6/30/2015)(3), (4)	$ 29,350	$ 29,350	$ 29,350	2.0%
		Senior Subordinated Term Loan (12.00% plus 6.00% PIK, due 12/31/2015)	12,500	12,500	12,500	0.8%
		Convertible Preferred Stock (9,919.684 shares)		9,920	6,132	0.4%
		Common Stock (100 shares)		—	—	0.0%
				51,770	47,982	3.2%
Ajax Rolled Ring & Machine, Inc.	South Carolina / Manufacturing	Senior Secured Note — Tranche A (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 4/01/2013)(3), (4)	20,167	20,167	20,167	1.3%
		Subordinated Secured Note — Tranche B (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor) plus 6.00% PIK, due 4/01/2013)(3), (4)	15,035	15,035	15,035	1.0%
		Convertible Preferred Stock — Series A (6,142.6 shares)		6,057	17,191	1.1%
		Unrestricted Common Stock (6 shares)		—	17	0.0%
				41,259	52,410	3.4%
AWCNC, LLC(19)	North Carolina / Machinery	Members Units — Class A (1,800,000 units)		—	—	0.0%
		Members Units — Class B-1 (1 unit)		—	—	0.0%
		Members Units — Class B-2 (7,999,999 units)		—	—	0.0%
				—	—	0.0%
Borga, Inc.	California / Manufacturing	Revolving Line of Credit — $1,000 Commitment (5.00% (PRIME + 1.75%) plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)(4), (25)	1,000	945	668	0.0%
		Senior Secured Term Loan B (8.50% (PRIME + 5.25%) plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)(4)	1,612	1,500	—	0.0%
		Senior Secured Term Loan C (12.00% plus 4.00% PIK plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)	9,352	707	—	0.0%
		Common Stock (100 shares)(21)		—	—	0.0%
		Warrants (33,750 warrants)(21)		—	—	0.0%
				3,152	668	0.0%

See notes to consolidated financial statements.

 PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2012 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

			June 30, 2012 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (25.00% or greater of voting control)

Energy Solutions Holdings, Inc.(8)	Texas / Gas Gathering and Processing	Senior Secured Note (18.00%, due 12/11/2016) (3)	$ 25,000	$ 25,000	$ 25,000	1.7%
		Junior Secured Note (18.00%, due 12/12/2016) (3)	12,000	12,000	12,000	0.8%
		Senior Secured Note to Vessel Holdings LLC (18.00%, due 12/12/2016)	3,500	3,500	3,500	0.2%
		Subordinated Secured Note to Freedom Marine Holdings, LLC (12.00% (LIBOR + 6.11% with 5.89% LIBOR floor) plus 4.00% PIK, in non-accrual status effective 10/1/2010, due 12/31/2011) (4)	13,352	12,504	5,603	0.4%
		Senior Secured Debt to Yatesville Coal Holdings, Inc. (Non-accrual status effective 1/1/2009, past due)	1,449	1,449	—	0.0%
		Escrow Receivable		—	9,825	0.6%
		Common Stock (100 shares)		8,792	70,940	4.7%
				63,245	126,868	8.4%
First Tower Holdings of Delaware, LLC. (22), (29)	Mississippi / Consumer Finance	Senior Secured Revolving Credit Facility — $400,000 Commitment (20.00% (LIBOR + 18.50% with 1.50% LIBOR floor), due 6/30/2022) (25)	244,760	244,760	244,760	16.2%
		Common Stock (83,729,323 shares)		43,193	43,193	2.9%
		Net Revenue Interest (5% of Net Revenue & Distributions)		—	—	0.0%
				287,953	287,953	19.1%
Integrated Contract Services, Inc.(9)	North Carolina / Contracting	Secured Promissory Notes (15.00%, in non-accrual status effective 12/22/2010, due 3/21/2012 — 12/18/2013) (10)	2,581	2,580	—	0.0%
		Senior Demand Note (15.00%, in non-accrual status effective 11/1/2010, past due)(10)	1,170	1,170	—	0.0%
		Senior Secured Note (7.00% plus 7.00% PIK plus 6.00% default interest, in non-accrual status effective 10/9/2007, past due)	300	—	—	0.0%
		Junior Secured Note (7.00% plus 7.00% PIK plus 6.00% default interest, in non-accrual status effective 10/9/2007, past due)	11,520	11,520	—	0.0%
		Preferred Stock — Series A (10 shares)		—	—	0.0%
		Common Stock (49 shares)		679	—	0.0%
				15,949	—	0.0%
Manx Energy, Inc. (“Manx”)(12)	Kansas / Oil & Gas Production	Manx — Senior Secured Note (13.00%, in non-accrual status effective 1/19/2010, due 6/21/2013)	3,550	3,550	—	0.0%
		Manx — Preferred Stock (6,635 shares)		6,307	—	0.0%
		Manx — Common Stock (17,082 shares)		1,170	—	0.0%
				11,027	—	0.0%
NMMB Holdings, Inc. (24)	New York / Media	Senior Term Loan (14.00%, due 5/6/2016)	21,700	21,700	21,700	1.4%
		Senior Subordinated Term Loan (15.00%, due 5/6/2016)	2,800	2,800	2,800	0.2%
		Series A Preferred Stock (4,400 shares)		4,400	252	0.0%
				28,900	24,752	1.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2012 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

			June 30, 2012 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (25.00% or greater of voting control)

R-V Industries, Inc.	Pennsylvania / Manufacturing	Warrants (200,000 warrants, expiring 6/30/2017)		$ 1,682	$ 6,403	0.4%
		Common Stock (545,107 shares)		5,087	17,453	1.2%
				6,769	23,856	1.6%
Wolf Energy Holdings, Inc (12)	Kansas / Oil & Gas Production	Appalachian Energy Holdings, LLC (“AEH”) — Senior Secured First Lien Note (8.00%, in non-accrual status effective 1/19/2010, due 6/21/2013)	$ 2,437	2,000	—	0.0%
		Coalbed, LLC — Senior Secured Note (8.00%, in non-accrual status effective 1/19/2010, due 6/21/2013) (6)	7,311	5,991	—	0.0%
		Common Stock (100 Shares)		—	—	0.0%
				7,991	—	0.0%
		Total Control Investments		518,015	564,489	37.3%

Affiliate Investments (5.00% to 24.99% voting control)

BNN Holdings Corp., (f/k/a Biotronic NeuroNetwork)	Michigan / Healthcare	Senior Secured Note (11.50% (LIBOR + 7.00% with 4.50% LIBOR floor) plus 1.00% PIK, due 2/21/2013)(3), (4)	26,227	26,227	26,227	1.8%
		Preferred Stock Series A (9,925.455 shares)(13)		2,300	2,151	0.2%
		Preferred Stock Series B (1,753.64 shares)(13)		579	542	0.0%
				29,106	28,920	2.0%
Boxercraft Incorporated	Georgia / Textiles & Leather	Senior Secured Term Loan A (9.50% (LIBOR + 6.50% with 3.00% LIBOR floor), due 9/16/2013)(3), (4)	1,644	1,532	1,644	0.1%
		Senior Secured Term Loan B (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor), due 9/16/2013)(3), (4)	4,698	4,265	4,698	0.3%
		Senior Secured Term Loan C (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 9/16/2013)(3), (4)	2,277	2,277	2,277	0.2%
		Senior Secured Term Loan (12.00% plus 3.00% PIK, due 3/16/2014)(3)	7,966	7,049	7,966	0.5%
		Preferred Stock (1,000,000 shares)		—	576	0.0%
		Common Stock (10,000 shares)		—	—	0.0%
				15,123	17,161	1.1%
Smart, LLC(14)	New York / Diversified / Conglomerate Service	Membership Interest		—	35	0.0%
				—	35	0.0%
		Total Affiliate Investments		44,229	46,116	3.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
September 30, 2012 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

			June 30, 2012 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

ADAPCO, Inc.	Florida / Ecological	Common Stock (5,000 shares)		$ 141	$ 240	0.0%
				141	240	0.0%
Aircraft Fasteners International, LLC	California / Machinery	Convertible Preferred Stock (32,500 units)		396	471	0.0%
				396	471	0.0%
American Gilsonite Company	Utah / Specialty Minerals	Senior Subordinated Note (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/10/2016)(3), (4)	$ 30,232	30,232	30,232	2.0%
		Senior Subordinated Note (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/10/2016)(4)	7,500	7,500	7,500	0.5%
		Membership Interest in AGC/PEP, LLC (99.9999%)(15)		—	6,830	0.5%
				37,732	44,562	3.0%
Apidos CLO VIII, Ltd. (22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)		18,056	19,509	1.3%
				18,056	19,509	1.3%
Apidos CLO IX, Ltd. (22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)		18,723	18,723	1.2%
				18,723	18,723	1.2%
Archipelago Learning, Inc.	Minnesota / Consumer Services	Second Lien Debt (11.25% (LIBOR + 9.75% with 1.50% LIBOR floor), due 5/17/2019) (4), (16)	50,000	48,022	49,271	3.3%
				48,022	49,271	3.3%
Babson CLO Ltd 2011-I. (22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)		33,080	34,244	2.3%
				33,080	34,244	2.3%
Babson CLO Ltd 2012-IA. (22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)		27,014	27,197	1.8%
				27,014	27,197	1.8%
Babson CLO Ltd 2012-IIA. (22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)		27,486	27,017	1.8%
				27,486	27,017	1.8%
Blue Coat Systems, Inc. (3), (4)	Massachusetts / Software & Computer Services	Second Lien Term Loan (11.50% (LIBOR + 10.00% with 1.50% LIBOR floor), due 8/15/2018)	25,000	24,279	25,000	1.7%
				24,279	25,000	1.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
September 30, 2012 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

			June 30, 2012 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Byrider Systems Acquisition Corp (22)	Indiana / Auto Finance	Senior Subordinated Notes (12.00% plus 2.00% PIK, due 11/3/2016) (3)	$ 20,546	$ 20,546	$ 19,990	1.3%
				20,546	19,990	1.3%
Caleel + Hayden, LLC (14), (31)	Colorado / Personal & Nondurable Consumer Products	Membership Units (7,500 shares)		351	1,031	0.1%
				351	1,031	0.1%
Capstone Logistics, LLC. (4)	Georgia / Commercial Services	Senior Secured Term Loan A (7.50% (LIBOR + 5.50% with 2.00% LIBOR floor), due 9/16/2016)	33,793	33,793	33,793	2.2%
		Senior Secured Term Loan B (13.50% (LIBOR + 11.50% with 2.00% LIBOR floor), due 9/16/2016)(3)	41,625	41,625	41,625	2.8%
				75,418	75,418	5.0%
Cargo Airport Services USA, LLC.	New York / Transportation	Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 3/31/2016) (3), (4)	48,891	48,891	48,891	3.2%
		Common Equity (1.6 units)		1,639	1,886	0.1%
				50,530	50,777	3.3%
CIFC Funding 2011-I, Ltd. (4)	Cayman Islands / Diversified Financial Services	Secured Class D Notes (5.79% (LIBOR + 5.00%), due 1/19/2023)	19,000	14,778	15,229	1.0%
		Unsecured Class E Notes (7.79% (LIBOR + 7.00%), due 1/19/2023)	15,400	12,480	12,488	0.8%
				27,258	27,717	1.8%
The Copernicus Group, Inc.	North Carolina / Healthcare	Escrow Receivable		—	315	0.0%
				—	315	0.0%
CRT MIDCO, LLC.	Wisconsin / Media	Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 6/30/2017)(3), (4)	73,500	73,500	73,491	4.9%
				73,500	73,491	4.9%
Diamondback Operating, LP	Oklahoma / Oil & Gas Production	Net Profits Interest (15.00% payable on Equity distributions)(7)		—	—	0.0%
				—	—	0.0%
Empire Today, LLC	Illinois / Durable Consumer Products	Senior Secured Note (11.375%, due 2/1/2017)	15,700	15,255	15,700	1.0%
				15,255	15,700	1.0%
Fairchild Industrial Products, Co.	North Carolina / Electronics	Escrow Receivable		—	144	0.0%
				—	144	0.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
September 30, 2012 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

			June 30, 2012 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Fischbein, LLC	North Carolina / Machinery	Senior Subordinated Debt (12.00% plus 2.00% PIK, due 10/31/2016)	$ 3,413	$ 3,413	$ 3,413	0.3%
		Escrow Receivable		—	565	0.0%
		Membership Class A (875,000 units)		875	2,036	0.1%
				4,288	6,014	0.4%
Focus Brands, Inc(4)	Georgia / Consumer Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 8/21/2018)	15,000	14,711	14,711	1.0%
				14,711	14,711	1.0%
Galaxy XII CLO, Ltd. (22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)		21,526	21,897	1.4%
				21,526	21,897	1.4%
H&M Oil & Gas, LLC	Texas / Oil & Gas Production	Senior Secured Note (13.00% (LIBOR + 7.50% with 5.50% LIBOR floor) plus 3.00% PIK, plus 2.00% default interest, in non-accrual status effective 1/1/2011, past due)(4)	62,814	60,019	30,524	2.0%
		Senior Secured Note (18.00% PIK, in non-accrual status effective 4/27/2012, past due)	4,507	4,430	4,507	0.3%
		Net Profits Interest (8.00% payable on Equity distributions)(7)		—	—	0.0%
				64,449	35,031	2.3%
Hi-Tech Testing Service, Inc. and Wilson Inspection X-Ray Services, Inc.	Texas / Oil & Gas Equipment & Services	Senior Secured Term Loan (11.00%, due 9/26/2016)	7,400	7,188	7,391	0.5%
				7,188	7,391	0.5%
Hoffmaster Group, Inc. (4)	Wisconsin / Durable Consumer Products	Second Lien Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 1/3/2019)	10,000	9,810	9,811	0.6%
		Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 1/3/2019)	1,000	990	951	0.1%
				10,800	10,762	0.7%
Hudson Products Holdings, Inc.(16)	Texas / Manufacturing	Senior Secured Term Loan (9.00% (PRIME + 5.00% with 4.00% PRIME floor), due 8/24/2015)(3), (4)	6,299	5,880	5,826	0.4%
				5,880	5,826	0.4%
ICON Health & Fitness, Inc.	Utah / Durable Consumer Products	Senior Secured Note (11.875% , due 10/15/2016) (3)	43,100	43,361	43,100	2.9%
				43,361	43,100	2.9%
IDQ Holdings, Inc.	Texas / Automobile	Senior Secured Note (11.50%, due 4/1/2017)	12,500	12,260	12,488	0.8%
				12,260	12,488	0.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
September 30, 2012 (Unaudited) and June 30, 2012 (Audited)

(in thousands, except share data)

			June 30, 2012 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Injured Workers Pharmacy LLC	Massachusetts / Healthcare	Second Lien Debt (12.00% (LIBOR + 7.50% with 4.50% LIBOR floor) plus 1.00% PIK, due 11/4/2017) (3), (4)	$ 15,100	$ 15,100	$ 15,100	1.0%
				15,100	15,100	1.0%
Iron Horse Coiled Tubing, Inc.(23)	Alberta, Canada / Production Services	Common Stock (3,821 shares)		268	2,040	0.1%
				268	2,040	0.1%
JHH Holdings, Inc.	Texas / Healthcare	Second Lien Debt (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 6/23/2016) (3), (4)	15,736	15,736	15,736	1.0%
				15,736	15,736	1.0%
LHC Holdings Corp.	Florida / Healthcare	Revolving Line of Credit — $750 Commitment (8.50% (LIBOR + 6.00% with 2.50% LIBOR floor), due 5/31/2015) (4), (25), (26)	—	—	—	0.0%
		Senior Subordinated Debt (10.50%, due 5/31/2015)(3)	4,265	4,125	4,125	0.3%
		Membership Interest (125 units)		216	225	0.0%
				4,341	4,350	0.3%
Madison Park Funding IX, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)		25,810	25,810	1.7%
				25,810	25,810	1.7%
Maverick Healthcare, LLC	Arizona / Healthcare	Preferred Units (1,250,000 units)		1,252	1,756	0.1%
		Common Units (1,250,000 units)		—	95	0.0%
				1,252	1,851	0.1%
Medical Security Card Company, LLC(4)	Arizona / Healthcare	Revolving Line of Credit - $1,500 Commitment (9.50% (LIBOR + 7.00% with 2.50% LIBOR floor), due 2/1/2016) (25)	—	—	—	0.0%
		First Lien Term Loan (11.25% (LIBOR + 8.75% with 2.50% LIBOR floor), due 2/1/2016)(3)	17,317	17,317	17,317	1.1%
				17,317	17,317	1.1%
Mood Media Corporation(3), (16), (22)	Canada / Media	Senior Subordinated Term Loan (10.25% (LIBOR + 8.75% with 1.50% LIBOR floor), due 11/6/2018)(4)	15,000	14,866	15,000	1.0%
				14,866	15,000	1.0%
National Bankruptcy Services, LLC (3),(4)	Texas / Diversified Financial Services	Senior Subordinated Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor) plus 1.50% PIK, due 7/16/2017)	18,402	18,402	18,402	1.2%
				18,402	18,402	1.2%
Naylor, LLC (4)	Florida / Media	Revolving Line of Credit - $2,500 Commitment (11.00% (LIBOR + 8.00% with 3.00% LIBOR floor), due 6/7/2017) (25)	—	—	—	0.0%

		Senior Secured Term Loan (11.00% (LIBOR + 8.00% with 3.00% LIBOR floor), due 6/7/2017)	48,600	48,600	48,600	3.2%
				48,600	48,600	3.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
September 30, 2012 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

			June 30, 2012 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

New Meatco Provisions, LLC	California / Food Products	Senior Subordinated Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor) plus 4.00%, PIK due 4/18/2016) (4)	$12,438	$12,438	$6,571	0.4%
				12,438	6,571	0.4%
Nixon, Inc.	California / Durable Consumer Products	Senior Secured Term Loan (8.75% plus 2.75% PIK, due 4/16/2018)(16)	15,085	14,792	14,792	1.0%
				14,792	14,792	1.0%
Nobel Learning Communities, Inc.	Pennsylvania / Consumer Services	Subordinated Unsecured (11.50% plus 1.50% PIK, due 8/9/2017)	15,147	15,147	15,147	1.0%
				15,147	15,147	1.0%
Northwestern Management Services, LLC	Florida / Healthcare	Revolving Line of Credit — $1,500 Commitment (10.50% (PRIME + 6.75% with 3.75% PRIME floor), due 7/30/2015)(4), (25)	200	200	200	0.0%
		Senior Secured Term Loan A (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor), due 7/30/2015)(3), (4)	16,092	16,092	16,092	1.1%
		Common Stock (50 shares)		371	1,205	0.1%
				16,663	17,497	1.2%
NRG Manufacturing, Inc.	Texas / Manufacturing	Escrow Receivable		—	6,431	0.4%
				—	6,431	0.4%
Out Rage, LLC (4)	Wisconsin / Durable Consumer Products	Revolving Line of Credit - $1,500 Commitment (11.0% (LIBOR + 8.00% with 3.00% LIBOR floor), due 3/02/2013)(25)	—	—	—	0.0%
		Senior Secured Term Loan (11.00% (LIBOR + 8.00% with 3.00% LIBOR floor), due 3/2/2015)	10,756	10,756	10,686	0.7%
				10,756	10,686	0.7%
Pinnacle Treatment Centers, Inc.(4)	Pennsylvania / Healthcare	Revolving Line of Credit —$1,000 Commitment (8.0% (LIBOR + 5.00% with 3.00% LIBOR floor), due 1/10/2016) (25)	—	—	—	0.0%
		Senior Secured Term Loan (11.00% (LIBOR + 8.00% with 3.00% LIBOR floor), due 1/10/2016)(3)	17,475	17,475	17,475	1.2%
				17,475	17,475	1.2%
Potters Holdings II, L.P.(16)	Pennsylvania / Manufacturing	Senior Subordinated Term Loan (10.25% (LIBOR + 8.50% with 1.75% LIBOR floor), due 11/6/2017)(3), (4)	15,000	14,803	14,608	1.0%
				14,803	14,608	1.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
September 30, 2012 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

			June 30, 2012 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Pre-Paid Legal Services, Inc.(16)	Oklahoma / Consumer Services	Senior Subordinated Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 12/31/2016)(3), (4)	$5,000	$5,000	$4,989	0.3%
				5,000	4,989	0.3%
Progrexion Holdings, Inc(4),(28)	Utah / Consumer Services	Senior Secured Term Loan A (11.25% (LIBOR + 9.25% with 2.00% LIBOR floor), due 12/31/2014) (3)	34,502	34,502	34,502	2.3%
		Senior Secured Term Loan B (11.25% (LIBOR + 9.25% with 2.00% LIBOR floor), due 12/31/2014)	28,178	28,178	28,178	1.9%
				62,680	62,680	4.2%
Renaissance Learning, Inc.(16)	Wisconsin / Consumer Services	Second Lien Term Loan (12.00% (LIBOR + 10.50% with 1.50% LIBOR floor), due 10/19/2018)(4)	6,000	5,775	6,000	0.4%
				5,775	6,000	0.4%
Rocket Software, Inc. (3), (4)	Massachusetts / Software & Computer Services	Second Lien Term Loan (10.25% (LIBOR + 8.75% with 1.50% LIBOR floor), due 2/8/2019)	15,000	14,711	14,711	1.0%
				14,711	14,711	1.0%
Royal Adhesives & Sealants, LLC	Indiana / Chemicals	Senior Subordinated Unsecured Term Loan (12.00% plus 2.00% PIK due 11/29/2016)	27,798	27,798	27,798	1.8%
				27,798	27,798	1.8%
Seaton Corp.	Illinois / Business Services	Subordinated Secured (12.50% (LIBOR + 9.00% with 3.50% LIBOR floor) plus 2.00% PIK, due 3/14/2014) (3), (4)	3,288	3,164	3,288	0.2%
				3,164	3,288	0.2%
SG Acquisition, Inc (4)	Georgia / Insurance	Senior Secured Term Loan A (8.50% (LIBOR + 6.50% with 2.00% LIBOR floor), due 3/18/2016)	27,469	27,469	27,469	1.8%
		Senior Secured Term Loan B (14.50% (LIBOR + 12.50% with 2.00% LIBOR floor), due 3/18/2016)(3)	29,625	29,625	29,625	2.0%
		Senior Secured Term Loan C (8.50% (LIBOR + 6.50% with 2.00% LIBOR floor), due 3/18/2016)	12,686	12,686	12,686	0.8%
		Senior Secured Term Loan D (14.50% (LIBOR + 12.50% with 2.00% LIBOR floor), due 3/18/2016)	13,681	13,681	13,681	0.9%
				83,461	83,461	5.5%
Shearer’s Foods, Inc.	Ohio / Food Products	Junior Secured Debt (12.00% plus 3.75% PIK (3.75% LIBOR floor), due 3/31/2016)(3), (4)	37,639	37,639	37,639	2.5%
		Membership Interest in Mistral Chip Holdings, LLC - Common (2,000 units)(17)		2,000	2,161	0.1%
		Membership Interest in Mistral Chip Holdings, LLC 2 - Common (595 units)(17)		1,322	643	0.0%
		Membership Interest in Mistral Chip Holdings, LLC 3 - Preferred (67 units)(17)		673	883	0.1%
				41,634	41,326	2.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
September 30, 2012 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

			June 30, 2012 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Skillsoft Public Limited Company (22)	Ireland / Software & Computer Services	Subordinated Unsecured (11.125%, due 6/1/2018)	$15,000	$14,916	$15,000	1.0%
				14,916	15,000	1.0%
Snacks Holding Corporation	Minnesota / Food Products	Senior Subordinated Unsecured Term Loan (12.00% plus 1.00% PIK, due 11/12/2017)	15,250	14,754	15,250	1.0%
		Series A Preferred Stock (4,021.45 shares)		56	42	0.0%
		Series B Preferred Stock (1,866.10 shares)		56	42	0.0%
		Warrant (to purchase 31,196.52 voting common shares, expires 11/12/2020)		479	357	0.0%
				15,345	15,691	1.0%
Southern Management Corporation (22), (30)	South Carolina / Consumer Finance	Second Lien Term Loan (12.00% plus 5.00% PIK due 5/31/2017)	17,568	17,568	17,568	1.2%
				17,568	17,568	1.2%
Sport Helmets Holdings, LLC(14)	New York / Personal & Nondurable Consumer Products	Escrow Receivable		—	406	0.0%
				—	406	0.0%
Springs Window Fashions, LLC	Wisconsin / Durable Consumer Products	Second Lien Term Loan (11.25% (LIBOR + 9.25% with 2.00% LIBOR floor), due 11/30/2017)(3), (4)	35,000	35,000	34,062	2.3%
				35,000	34,062	2.3%
ST Products, LLC	Pennsylvania/ Manufacturing	Senior Secured Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor), due 6/16/2016)(3), (4)	23,328	23,328	23,328	1.5%
				23,328	23,328	1.5%
Stauber Performance Ingredients, Inc. (4)	California / Food Products	Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 1/21/2016)(3)	22,058	22,058	22,058	1.5%
		Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 5/21/2017)	10,500	10,500	10,500	0.7%
				32,558	32,558	2.2%
Stryker Energy, LLC	Ohio / Oil & Gas Production	Subordinated Secured Revolving Credit Facility — $50,300 Commitment (8.50% (LIBOR + 7.00% with 1.50% LIBOR floor) plus 3.75% PIK, in non-accrual status effective 12/1/2011, due 12/1/2015) (4), (25)	33,444	32,711	—	0.0%
		Overriding Royalty Interests(18)		—	1,623	0.1%
				32,711	1,623	0.1%
Symphony CLO, IX Ltd. (22)	Cayman Islands / Diversified Financial Services	LP Certificates (Residual Interest)		42,864	43,612	2.9%
				42,864	43,612	2.9%
Targus Group International, Inc(16)	California / Durable Consumer Products	First Lien Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 5/25/2016) (3), (4)	23,760	23,365	23,760	1.6%
				23,365	23,760	1.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
September 30, 2012 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

			June 30, 2012 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Totes Isotoner Corporation	Ohio / Nondurable Consumer Products	Second Lien Term Loan (10.75%, (LIBOR + 9.25% with 1.50% LIBOR floor) due 1/8/2018) (3), (4)	$39,000	$39,000	$38,531	2.5%
				39,000	38,531	2.5%
U.S. HealthWorks Holding Company, Inc(16)	California / Healthcare	Second Lien Term Loan (10.50% (LIBOR + 9.00% with 1.50% LIBOR floor), due 6/15/2017) (3), (4)	25,000	25,000	25,000	1.7%
				25,000	25,000	1.7%
VanDeMark Chemicals, Inc.(3)	New York / Chemicals	Senior Secured Term Loan (12.20% (LIBOR + 10.20% with 2.0% LIBOR floor), due 12/31/2014)(4)	30,306	30,306	30,306	2.0%
				30,306	30,306	2.0%
Wind River Resources Corp. and Wind River II Corp.	Utah / Oil & Gas Production	Senior Secured Note (13.00% (LIBOR + 7.50% with 5.50% LIBOR floor) plus 3.00% default interest on principal, 16.00% default interest on past due interest, in non-accrual status effective 12/1/2008, past due)(4)	14,750	14,750	2,339	0.2%
		Net Profits Interest (5.00% payable on Equity distributions)(7)		—	—	0.0%
				14,750	2,339	0.2%
	Total Non-control/Non-affiliate Investments (Level 3 Investments)			1,536,950	1,483,487	98.1%

		Total Level 3 Portfolio Investments		2,099,194	2,094,092	138.5%

LEVEL 1 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)
Allied Defense Group, Inc.	Virginia / Aerospace & Defense	Common Stock (10,000 shares)		56	—	0.0%
				56	—	0.0%
Dover Saddlery, Inc.	Massachusetts / Retail	Common Stock (30,974 shares)		63	129	0.0%
				63	129	0.0%
	Total Non-control/Non-affiliate Investments (Level 1 Investments)			119	129	0.0%

		Total Portfolio Investments		2,099,313	2,094,221	138.5%

SHORT TERM INVESTMENTS: Money Market Funds (Level 2 Investments)

Fidelity Institutional Money Market Funds — Government Portfolio (Class I)				86,596	86,596	5.7%
Fidelity Institutional Money Market Funds — Government Portfolio (Class I) (3)				31,772	31,772	2.1%
Victory Government Money Market Funds				1	1	0.0%

Total Money Market Funds				118,369	118,369	7.8%

Total Investments				2,217,682	2,212,590	146.3%

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2012 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

Endnote Explanations for the Consolidated Schedule of Investments as of September 30, 2012 and June 30, 2012

(1)

The securities in which Prospect Capital Corporation (“we”, “us” or “our”) has invested were acquired in transactions that were exempt from registration under the Securities Act of 1933, as amended, or the “Securities Act.” These securities may be resold only in transactions that are exempt from registration under the Securities Act.

(2)

Fair value is determined by or under the direction of our Board of Directors. As of September 30, 2012 and June 30, 2012, two of our portfolio investments, Allied Defense Group, Inc. (“Allied”) and Dover Saddlery, Inc. (“Dover”) were publicly traded and classified as Level 1 within the valuation hierarchy established by Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”). As of September 30, 2012 and June 30, 2012, the fair value of our remaining portfolio investments was determined using significant unobservable inputs. ASC 820 classifies such inputs used to measure fair value as Level 3 within the valuation hierarchy. Our investments in money market funds are classified as Level 2. See Note 2 and Note 3 within the accompanying consolidated financial statements for further discussion.

(3)

Security, or portion thereof, is held by Prospect Capital Funding LLC, a bankruptcy remote special purpose entity, and is pledged as collateral for the revolving credit facility and such security is not available as collateral to our general creditors (See Note 4). The market values of these investments at September 30, 2012 and June 30, 2012 were $706,605 and $783,384, respectively; they represent 24.8% and 35.4% of total investments at fair value, respectively. Prospect Capital Funding LLC (See Note 1), our wholly-owned subsidiary, holds an aggregate market value of $706,605 and $783,384 of these investments as of September 30, 2012 and June 30, 2012, respectively.

(4)	Security, or portion thereof, has a floating interest rate which may be subject to a LIBOR or PRIME floor. Stated interest rate was in effect at September 30, 2012 and June 30, 2012.

(5)

Ellett Brothers, LLC., Evans Sports, Inc., Jerry’s Sports, Inc., Simmons Gun Specialties, Inc., Bonitz Brothers, Inc. and Outdoor Sports Headquarters, Inc., are joint borrowers on our second lien loan.  United Sporting Companies, Inc., is a parent guarantor of this debt investment.

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

On October 21, 2009, Coalbed LLC foreclosed on the loan formerly made to Conquest. On January 19, 2010, as part of the Manx rollup, the Coalbed LLC assets and loan were assigned to Manx, the holding company. On June 30, 2012, Manx reassigned our investment in Coalbed to Wolf Energy Holdings, Inc. (“Wolf”), a newly-formed, separately owned holding company. Our Board of Directors set value at zero for the loan position in Coalbed LLC investment as of September 30, 2012 and June 30, 2012.

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2012 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

Endnote Explanations for the Consolidated Schedule of Investments as of September 30, 2012 and June 30, 2012 (Continued)

(10)	Loan is with THS an affiliate of ICS.

(11)	Evanta Ventures, Inc. and Sports Leadership Institute, Inc. are joint borrowers on our investment.

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

(19)

On December 31, 2009, we sold our investment in Aylward Enterprises, LLC. AWCNC, LLC is the remaining holding company with zero assets. Our remaining outstanding debt after the sale was written off on December 31, 2009 and no value has been assigned to the equity position as of September 30, 2012 and June 30, 2012.

(20)	We own a warrant to purchase 2,650,588 shares of Series A Preferred Stock, 441,176 shares of Series B Preferred Stock, and 30,918 shares of Voting Common Stock in Boxercraft Incorporated.

(21)

We own warrants to purchase 33,750 shares of common stock in Metal Buildings Holding Corporation (“Metal Buildings”), the former holding company of Borga, Inc. Metal Buildings Holding Corporation owned 100% of Borga, Inc.

On March 8, 2010, we foreclosed on the stock in Borga, Inc. that was held by Metal Buildings, obtaining 100% ownership of Borga, Inc.

(22)

Certain investments that we have determined are not “qualifying” assets under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. We monitor the status of these assets on an ongoing basis.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2012 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

Endnote Explanations for the Consolidated Schedule of Investments as of September 30, 2012 and June 30, 2012 (Continued)

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

As of June 30, 2012, our Board of Directors assessed a fair value in Iron Horse of $2,040. On July 24, 2012, we sold our 3,821 shares of Iron Horse Coiled Tubing, Inc. common stock in connection with the exercise of an equity buyout option, receiving $2,040 of net proceeds and realizing a gain of approximately $1,772 on the sale.

(24)

On May 6, 2011, we made a secured first-lien $24,250 debt investment to NMMB Acquisition, Inc., a $2,800 secured debt and $4,400 equity investment to NMMB Holdings, Inc. We own 100% of the Series A Preferred Stock in NMMB Holdings, Inc. NMMB Holdings, Inc. owns 100% of the Convertible Preferred in NMMB Acquisition, Inc. NMMB Acquisition, Inc. has a 5.8% dividend rate which is paid to NMMB Holdings, Inc. Our fully diluted ownership in NMMB Holdings, Inc. is 100% as of September 30, 2012 and June 30, 2012. Our fully diluted ownership in NMMB Acquisition, Inc. is 83.5% as of September 30, 2012 and June 30, 2012, respectively.

(25)

Undrawn committed revolvers incur commitment fees ranging from 0.50% to 2.00%. As of September 30, 2012 and June 30, 2012, we have $183,274 and $180,646 of undrawn revolver commitments to our portfolio companies, respectively.

(26)

Stated interest rates are based on September 30, 2012 and June 30, 2012 one month Libor rates plus applicable spreads based on the respective credit agreements. Interest rates are subject to change based on actual elections by the borrower for a Libor rate contract or Base Rate contract when drawing on the revolver.

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

(29)	Our wholly-owned entity, First Tower Holdings of Delaware, LLC, owns 80.1% of First Tower Holdings LLC, the operating company of First Tower, LLC.

(30)

Southern Management Corporation, Thaxton Investment Corporation, Southern Finance of Tennessee, Inc., Covington Credit of Texas, Inc., Covington Credit, Inc., Covington Credit of Alabama, Inc., Covington Credit of Georgia, Inc., Southern Finance of South Carolina, Inc. and Quick Credit Corporation, are joint borrowers on our senior secured investment. SouthernCo, Inc. is the guarantor of this debt investment.

(31)	We own 2.6% of Caleel + Hayden, LLC, which holds 11,662 options in Mineral Fusion Natural, LLC, its subsidiary, which expire February 25, 2019.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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

Reclassifications

Certain reclassifications have been made in the presentation of prior notes to consolidated financial statements to conform to the presentation as of and for the three months ended September 30, 2012.

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

3)

the audit committee of our Board of Directors reviews and discusses the preliminary valuation with Prospect Capital Management (the “Investment Adviser”) proposing values within the valuation range presented by the independent valuation firms; and

4)

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

Our investments in collateralized loan obligation funds (“CLOs”) are classified as ASC 820 level 3 securities, and are valued using discounted cash flow model. The valuations have been accomplished through the analysis of the CLO deal structures to identify the risk exposures from the modeling point of view. For each security, the most appropriate valuation approach has been chosen from alternative approaches to ensure the most accurate valuation for each security.  To value a CLO, both the assets and liabilities of the CLO capital structure need be modeled. We use a waterfall engine to store the collateral data, generate collateral cash flows from the assets, and distributes the cash flow to the liability structure based on the payment priorities, and discount them back using proper discount rates that incorporate all the risk factors. The main risk factors are: default risk, interest rate risk, downgrade risk, and credit spread risk.

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

Valuation of Other Financial Assets and Financial Liabilities

ASC Subtopic 820-10-05-1, The Fair Value Option for Financial Assets and Financial Liabilities (“ASC 820-10-05-1”) permits an entity to elect fair value as the initial and subsequent measurement attribute for many assets and liabilities. We have elected not to value other assets and liabilities at fair value as would be permitted by ASC 820-10-05-1.

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

Interest income from investments in the “equity” class of security of CLO Funds (typically income notes or subordinated notes) is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows in accordance with ASC 325-40-35, Beneficial Interests in Securitized Financial Assets. Adjustments resulting from recording the interest income based on the effective yield are recorded to the cost basis of the investment. We monitor the expected cash inflows from our CLO equity investments, including the expected residual payments and the effective yield is determined and updated periodically.

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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of September 30, 2012 and for the three months then ended, we did not have a liability for any unrecognized tax benefits. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

Dividends and Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a monthly dividend or distribution is approved by our Board of Directors quarterly and is generally based upon our management’s estimate of our earnings for the quarter. Net realized capital gains, if any, are distributed at least annually.

Financing Costs

We record origination expenses related to our credit facility and Senior Convertible Notes, Senior Unsecured Notes and Prospect Capital InterNotes® (collectively, our “Senior Notes”), as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method for our revolving credit facility and the effective interest method for our Senior Notes, over the respective expected life.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amends Accounting Standards Codification Topic 820, “Fair Value Measurements” (“ASC 820”) by: (1) clarifying that the highest-and-best-use and valuation-premise concepts only apply to measuring the fair value of non-financial assets; (2) allowing a reporting entity to measure the fair value of the net asset or net liability position in a manner consistent with how market participants would price the net risk position, if certain criteria are met; (3) providing a framework for considering whether a premium or discount can be applied in a fair value measurement; (4) providing that the fair value of an instrument classified in a reporting entity’s shareholders’ equity is estimated from the perspective of a market participant that holds the identical item as an asset; and (5) expanding the qualitative and quantitative fair value disclosure requirements. The expanded disclosures include, for Level 3 items, a description of the valuation process and a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs if a change in those inputs would result in a significantly different fair value measurement. ASU 2011-4 also requires disclosures about the highest-and-best-use of a non-financial asset when this use differs from the asset’s current use and the reasons for such a difference. In addition, this ASU amends Accounting Standards Codification 820, “Fair Value Measurements,” to require disclosures to include any transfers between Level 1 and Level 2 of the fair value hierarchy. These amendments were effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years. The adoption of the amended guidance in ASU 2011-04 did not have a significant effect on our financial statements.

In August 2012, the FASB issued Accounting Standards Update 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114 (“SAB No. 114”), Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (“ASU 2012-03”). The update amends various SEC paragraphs pursuant to the issuance of SAB No. 114 and is effective upon issuance. The adoption of the amended guidance in ASU 2012-03 did not have a significant effect on our financial statements.

In October 2012, the FASB issued Accounting Standards Update 2012-04, Technical Corrections and Improvements (“ASU 2012-04”). The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial statements.

Note 3. Portfolio Investments

At September 30, 2012, we had invested in 96 long-term portfolio investments, which had an amortized cost of $2,697,610 and a fair value of $2,663,965 and at June 30, 2012, we had invested in 85 long-term portfolio investments, which had an amortized cost of $2,099,313 and a fair value of $2,094,221.

As of September 30, 2012, we own controlling interests in AIRMALL USA, Inc., Ajax Rolled Ring & Machine, Inc., AWCNC, LLC, Borga, Inc. (“Borga”), Energy Solutions Holdings, Inc. (f/k/a Gas Solutions Holdings, Inc.) (“Energy Solutions”), First Tower Holdings of Delaware, LLC (“First Tower Delaware”), Integrated Contract Services, Inc. (“ICS”), Manx Energy, Inc. (“Manx”), NMMB Holdings, Inc., R-V Industries, Inc. and Wolf Energy Holdings, Inc. (“Wolf”). We also own an affiliated interest in BNN Holdings Corp. f/k/a Biotronic NeuroNetwork, Boxercraft Incorporated and Smart, LLC.

The composition of our investments and money market funds as of September 30, 2012 and June 30, 2012 at cost and fair value was as follows:

	September 30, 2012		June 30, 2012

	Cost	Fair Value	Cost	Fair Value

Revolving Line of Credit	$7,195	$6,871	$1,145	$868
Senior Secured Debt	1,341,583	1,282,198	1,146,454	1,088,019
Subordinated Secured Debt	727,239	670,628	536,900	480,147
Subordinated Unsecured Debt	168,699	169,258	72,617	73,195
CLO Debt	27,358	28,831	27,258	27,717
CLO Residual Interest	325,424	331,780	214,559	218,009
Equity	100,112	174,399	100,380	206,266
Total Investments	2,697,610	2,663,965	2,099,313	2,094,221
Money Market Funds	182,158	182,158	118,369	118,369
Total Investments and Money Market Funds	$2,879,768	$2,846,123	$2,217,682	$2,212,590

The fair values of our investments and money market funds as of September 30, 2012 disaggregated into the three levels of the ASC 820 valuation hierarchy are as follows:

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at fair value
Revolving Line of Credit	$—	$—	$6,871	$6,871
Senior Secured Debt	—	—	1,282,198	1,282,198
Subordinated Secured Debt	—	—	670,628	670,628
Subordinated Unsecured Debt	—	—	169,258	169,258
CLO Debt	—	—	28,831	28,831
CLO Residual Interest	—	—	331,780	331,780
Equity	116	—	174,283	174,399
Total Investments	116	—	2,663,849	2,663,965
Money Market Funds	—	182,158	—	182,158
Total Investments and Money Market Funds	$116	$182,158	$2,663,849	$2,846,123

	Fair Value Hierarchy

	Level 1	Level 2	Level 3	Total

Investments at fair value
Control investments	$—	$—	$529,785	$529,785
Affiliate investments	—	—	45,255	45,255
Non-control/non-affiliate investments	116	—	2,088,809	2,088,925
	116	—	2,663,849	2,663,965
Investments in money market funds	—	182,158	—	182,158
Total investments reported at fair value	$116	$182,158	$2,663,849	$2,846,123

The fair values of our investments and money market funds as of June 30, 2012 disaggregated into the three levels of the ASC 820 valuation hierarchy are as follows:

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at fair value
Revolving Line of Credit	$—	$—	$868	$868
Senior Secured Debt	—	—	1,088,019	1,088,019
Subordinated Secured Debt	—	—	480,147	480,147
Subordinated Unsecured Debt	—	—	73,195	73,195
CLO Debt	—	—	27,717	27,717
CLO Residual Interest	—	—	218,009	218,009
Equity	129	—	206,137	206,266
Total Investments	129	—	2,094,092	2,094,221
Money Market Funds	—	118,369	—	118,369
Total Investments and Money Market Funds	$129	$118,369	$2,094,092	$2,212,590

	Fair Value Hierarchy

	Level 1	Level 2	Level 3	Total

Investments at fair value
Control investments	$—	$—	$564,489	$564,489
Affiliate investments	—	—	46,116	46,116
Non-control/non-affiliate investments	129	—	1,483,487	1,483,616
	129	—	2,094,092	2,094,221
Investments in money market funds	—	118,369	—	118,369
Total investments reported at fair value	$129	$118,369	$2,094,092	$2,212,590

The aggregate values of Level 3 portfolio investments changed during the three months ended September 30, 2012 as follows:

	Fair Value Measurements Using Unobservable Inputs (Level 3)

	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total

Fair value as of June 30, 2012	$564,489	$46,116	$1,483,487	$2,094,092
Total realized loss (gain), net	—	—	1,775	1,775
Change in unrealized appreciation (depreciation)	(31,744)	(1,221)	4,425	(28,540)
Net realized and unrealized gain (loss)	(31,744)	(1,221)	6,200	(26,765)
Purchases of portfolio investments	—	—	746,064	746,064
Payment-in-kind interest	—	141	1,732	1,873
Amortization of discounts and premiums	—	219	6,489	6,708
Repayments and sales of portfolio investments	(2,960)	—	(155,163)	(158,123)
Transfers within Level 3	—	—	—	—
Transfers in (out) of Level 3	—	—	—	—
Fair value as of September 30, 2012	$529,785	$45,255	$2,088,809	$2,663,849

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Revolver	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	CLO Debt	CLO Residual Interest	Equity	Total

Fair value as of June 30, 2012	$868	$1,088,019	$480,147	$73,195	$27,717	$218,009	$206,137	$2,094,092
Total realized loss (gain), net	-	-	-	-	-	-	1,775	1,775
Change in unrealized (depreciation) appreciation	(47)	(949)	142	(20)	1,014	2,907	(31,587)	(28,540)
Net realized and unrealized (loss) gain	(47)	(949)	142	(20)	1,014	2,907	(29,812)	(26,765)
Purchases of portfolio investments	7,150	283,000	255,760	95,400	-	104,754	-	746,064
Payment-in-kind interest	-	246	963	664	-	-	-	1,873
Amortization of discounts and premiums	-	306	173	19	100	6,110	-	6,708
Repayments and sales of portfolio investments	(1,100)	(88,424)	(66,557)	-	-	-	(2,042)	(158,123)
Transfers within Level 3	-	-	-	-	-	-	-	-
Transfers in (out) of Level 3	-	-	-	-	-	-	-	-
Fair value as of September 30, 2012	$6,871	$1,282,198	$670,628	$169,258	$28,831	$331,780	$174,283	$2,663,849

The aggregate values of Level 3 portfolio investments changed during the three months ended September 30, 2011 as follows:

	Fair Value Measurements Using Unobservable Inputs (Level 3)

	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total

Fair value as of June 30, 2011	$310,072	$72,337	$1,080,421	$1,462,830
Total realized loss, net	—	—	(14,607)	(14,607)
Change in unrealized appreciation (depreciation)	22,493	(2,414)	6,595	26,674
Net realized and unrealized gain (loss)	22,493	(2,414)	(8,012)	12,067
Purchases of portfolio investments	935	2,300	217,767	221,002
Payment-in-kind interest	—	136	1,437	1,573
Amortization of discounts and premiums	16	555	357	928
Repayments and sales of portfolio investments	(3,980)	(504)	(41,571)	(46,055)
Transfers within Level 3	—	—	—	—
Transfers in (out) of Level 3	—	—	—	—
Fair value as of September 30, 2011	$329,536	$72,410	$1,250,399	$1,652,345

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Revolver	Senior Secured Debt	Sub Secured Debt	Sub Unsecured Debt	CLO Residual Interest	Equity	Total

Fair value as of June 30, 2011	$7,278	$789,981	$448,675	$55,336	$-	$161,560	$1,462,830
Total realized loss, net	-	-	(14,607)	-	-	-	(14,607)
Change in unrealized (depreciation) appreciation	(16)	(4,178)	10,796	(1,401)	-	21,473	26,674
Net realized and unrealized (loss) gain	(16)	(4,178)	(3,811)	(1,401)	-	21,473	12,067
Purchases of portfolio investments	1,000	131,822	41,062	15,002	32,116	-	221,002
Payment-in-kind interest	-	-	1,373	200	-	-	1,573
Amortization of discounts and premiums	16	502	394	16	-	-	928
Repayments and sales of portfolio investments	(4,985)	(41,055)	-	-	-	(15)	(46,055)
Transfers within Level 3	-	-	-	-	-	-	-
Transfers in (out) of Level 3	-	-	-	-	-	-	-
Fair value as of September 30, 2011	$3,293	$877,072	$487,693	$69,153	$32,116	$183,018	$1,652,345

For the three months ended September 30, 2012 and 2011, the net change in unrealized appreciation on the investments that use Level 3 inputs was $26,768 and $12,067 for assets still held as of September 30, 2012 and 2011, respectively.

In December 2011, we completed a reorganization of Gas Solutions Holdings, Inc. renaming the company Energy Solutions and transferring ownership of other operating companies owned by us and operating within the energy industry. As part of the reorganization, our equity interests in Change Clean Energy Holdings, Inc. and Change Clean Energy, Inc., Freedom Marine Holdings LLC (‘‘Freedom Marine’’) and Yatesville Coal Holdings, Inc. (‘‘Yatesville’’) were transferred to Energy Solutions to consolidate all of our energy holdings under one management team, strategically expanding Energy Solutions across several energy sectors.

On January 4, 2012, Energy Solutions sold its gas gathering and processing assets (‘‘Gas Solutions’’) for a sale price of $199,805, adjusted for the final working capital settlement, including a potential earnout of $28,000 that will be paid based on the future performance of Gas Solutions. After expenses, including structuring fees of $9,966 paid to us, Energy Solutions received approximately $148,687 in cash and an additional $10,000 is being held in escrow. Currently, our loans to Energy Solutions remain outstanding and are collateralized by the cash held by Energy Solutions after the sale transaction. The sale of Gas Solutions by Energy Solutions has resulted in significant earnings and profits, as defined by the Internal Revenue Code, at Energy Solutions for calendar year 2012. As a result, distributions from Energy Solutions to us will be required to be recognized as dividend income, in accordance with ASC 946, Financial Services—Investment Companies, as cash distributions are received from Energy Solutions to the extent there are current year earnings and profits sufficient to support such recognition. During the three months ended September 30, 2012, we received a $33,250 distribution from Energy Solutions recorded as dividend income. Energy Solutions continues to hold $82,301 of cash for future investment, repayment of debt and dividends.

At September 30, 2012 and June 30, 2012, nine loan investments were on non-accrual status: Borga, Freedom Marine Holdings, LLC, a subsidiary of Energy Solutions, H&M Oil and Gas, LLC, ICS, Manx, Stryker Energy, LLC, Wind River Resources Corp. and Wind River II Corp., Wolf and Yatesville Coal Holdings, Inc., a subsidiary of Energy Solutions. The loan principal of these loans amounted to $172,420 and $171,149 as of September 30, 2012 and June 30, 2012, respectively. The fair value of these loans amounted to $43,192 and $43,641 as of September 30, 2012 and June 30, 2012, respectively. The fair values of these investments represent approximately 2.3% and 2.9% of our net assets as of September 30, 2012 and June 30, 2012, respectively. For the three months ended September 30, 2012 and September 30, 2011, the income foregone as a result of not accruing interest on non-accrual debt investments amounted to $7,212 and $6,431, respectively.

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

The original cost basis of debt placements and equity securities acquired, including follow-on investments for existing portfolio companies, totaled $737,105 and $221,002 during the three months ended September 30, 2012 and September 30, 2011, respectively. Debt repayments and proceeds from sales of equity securities with a cost basis of approximately $158,123 and $46,055 were received during the three months ended September 30, 2012 and September 30, 2011, respectively.

During the quarters ended September 30, 2012 and September 30, 2011, we recognized $284 and $837 of interest income due to purchase discount accretion from the assets acquired from Patriot, respectively. No accelerated accretion was recorded during the three months ended September 30, 2012 and September 30, 2011, respectively.

As of September 30, 2012, $1,738 of purchase discount from the assets acquired from Patriot remains to be accreted as interest income, of which $295 is expected to be amortized during the three months ending December 31, 2012.

As of September 30, 2012, $1,724,754 of our loans bear interest at floating rates, $1,695,923 of which have Libor floors ranging from 1.25% to 6.00%.

Undrawn committed revolvers incur commitment fees ranging from 0.50% to 2.00%. As of September 30, 2012 and June 30, 2012, we have $183,274 and $180,646 of undrawn revolver commitments to our portfolio companies, respectively.

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

On March 27, 2012, we renegotiated the Syndicated Facility and closed on an expanded five-year $650,000 revolving credit facility (the “2012 Facility”). The lenders have extended commitments of $517,500 under the 2012 Facility as of September 30, 2012. The 2012 Facility includes an accordion feature which allows commitments to be increased up to $650,000 in the aggregate. The revolving period of the 2012 Facility extends through March 2015, with an additional two year amortization period (with distributions allowed) after the completion of the revolving period. During such two year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the two year amortization period, the remaining balance will become due, if required by the lenders.

The 2012 Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The 2012 Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the 2012 Facility. The 2012 Facility also requires the maintenance of a minimum liquidity requirement. At September 30, 2012, we were in compliance with the applicable covenants.

Interest on borrowings under the 2012 Facility is one-month Libor plus 275 basis points with no minimum Libor floor. Additionally, the lenders charge a fee on the unused portion of the 2012 Facility equal to either 50 basis points if at least half of the credit facility is drawn or 100 basis points otherwise. The 2012 Facility requires us to pledge assets as collateral in order to borrow under the credit facility. As of September 30, 2012 and June 30, 2012, we had $397,166 and $451,252, respectively, available to us for borrowing under our 2012 Facility, of which the amount outstanding was zero and $96,000, respectively. As additional investments that are eligible are transferred to PCF and pledged under the 2012 Facility, PCF will generate additional availability up to the commitment amount of $517,500. At September 30, 2012, the investments used as collateral for the 2012 Facility had an aggregate market value of $706,605, which represents 37.5% of our net assets. These assets have been transferred to PCF, a bankruptcy remote special purpose entity, which owns these investments and as such, these investments are not available to our general creditors. PCF, a bankruptcy remote special purpose entity and our wholly-owned subsidiary, holds all of these investments at market value as of September 30, 2012. The release of any assets from PCF requires the approval of the facility agent.

In connection with the origination and amendments of the 2012 Facility, we incurred $10,220 of fees, including $1,319 of fees carried over from the previous facility, which are being amortized over the term of the facility in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $8,537 remains to be amortized.

During the three months ended September 30, 2012 and September 30, 2011, we recorded $2,168 and $3,610 of interest costs and amortization of financing costs on the Syndicated Facility as interest expense, respectively.

Note 5. Senior Convertible Notes

On December 21, 2010, we issued $150,000 in aggregate principal amount of our 6.25% senior convertible notes due 2015 (“2015 Notes”) for net proceeds (after deducting underwriting expenses) of approximately $145,200. Interest on the 2015 Notes is paid semi-annually in arrears on June 15 and December 15, at a rate of 6.25% per year, commencing June 15, 2011. The 2015 Notes mature on December 15, 2015 unless converted earlier. The 2015 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at September 30, 2012 of 88.0902 and 88.1030 shares, respectively, of common stock per $1 principal amount of 2015 Notes, which is equivalent to a conversion price of approximately $11.35 per share of common stock, subject to adjustment in certain circumstances. The conversion price in effect at June 30, 2012 was last calculated on the anniversary of the issuance (December 21, 2011) and will next be adjusted on the next anniversary, unless the exercise price shall have changed by more than 1% before the anniversary. The conversion rate for the 2015 Notes will be increased when monthly cash dividends paid to common shares exceed the monthly dividend rate of $0.101125 per share, subject to adjustment.

On February 18, 2011, we issued $172,500 in aggregate principal amount of our 5.50% senior convertible notes due 2016 (“2016 Notes”) for net proceeds following underwriting expenses of approximately $167,325. Between January 30, 2012 and February 2, 2012, we repurchased $5,000 of our 2016 Notes at a price of 97.5, including commissions. The transactions resulted in our recognizing $10 of loss in the year ended June 30, 2012. Interest on the remaining $167,500 of 2016 Notes is paid semi-annually in arrears on February 15 and August 15, at a rate of 5.50% per year, commencing August 15, 2011. The 2016 Notes mature on August 15, 2016 unless converted earlier. The 2016 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at September 30, 2012 of 78.3699 and 78.3835 shares, respectively, of common stock per $1 principal amount of 2016 Notes, which is equivalent to a conversion price of approximately $12.76 per share of common stock, subject to adjustment in certain circumstances. The conversion price in effect at June 30, 2012 was last calculated on the anniversary of the issuance (February 14, 2011) and will next be adjusted on the next anniversary, unless the exercise price shall have changed by more than 1% before the anniversary. The conversion rate for the 2016 Notes will be increased when monthly cash dividends paid to common shares exceed the monthly dividend rate of $0.101150 per share.

On April 16, 2012, we issued $130,000 in aggregate principal amount of our 5.375% senior convertible notes due 2017 (“2017 Notes”) for net proceeds following underwriting expenses of approximately $126,035. Interest on the 2017 Notes is paid semi-annually in arrears on October 15 and April 15, at a rate of 5.375% per year, commencing October 15, 2012. The 2017 Notes mature on October 15, 2017 unless converted earlier. The 2017 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at September 30, 2012 of 85.8442 shares of common stock per $1 principal amount of 2017 Notes, which is equivalent to a conversion price of approximately $11.65 per share of common stock, subject to adjustment in certain circumstances. The conversion price has not been adjusted since the issuance (April 16, 2012) and will next be adjusted on the first anniversary, unless the exercise price shall have changed by more than 1% before the anniversary. The conversion rate for the 2017 Notes will be increased when monthly cash dividends paid to common shares exceed the monthly dividend rate of $0.10150 per share.

On August 14, 2012, we issued $200,000 in aggregate principal amount of our 5.75% senior convertible notes due 2018 (“2018 Notes”) for net proceeds following underwriting expenses of approximately $193,600. Interest on the 2018 Notes is paid semi-annually in arrears on March 15 and September 15, at a rate of 5.75% per year, commencing March 15, 2013. The 2018 Notes mature on March 15, 2018 unless converted earlier. The 2018 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at September 30, 2012 of 82.3451 shares of common stock per $1 principal amount of 2018 Notes, which is equivalent to a conversion price of approximately $12.14 per share of common stock, subject to adjustment in certain circumstances. The conversion price has not been adjusted since the issuance (August 14, 2012) and will next be adjusted on the first anniversary, unless the exercise price shall have changed by more than 1% before the anniversary. The conversion rate for the 2018 Notes will be increased when monthly cash dividends paid to common shares exceed the monthly dividend rate of $0.1016 per share.

In no event will the total number of shares of common stock issuable upon conversion exceed 96.8992 per $1 principal amount of the 2015 Notes (the “conversion rate cap”), except that, to the extent we receive written guidance or a no-action letter from the staff of the Securities and Exchange Commission (the “Guidance”) permitting us to adjust the conversion rate in certain instances without regard to the conversion rate cap and to make the 2015 Notes convertible into certain reference property in accordance with certain reclassifications, business combinations, asset sales and corporate events by us without regard to the conversion rate cap, we will make such adjustments without regard to the conversion rate cap and will also, to the extent that we make any such adjustment without regard to the conversion rate cap pursuant to the Guidance, adjust the conversion rate cap accordingly. We will use our commercially reasonable efforts to obtain such Guidance as promptly as practicable.

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

In connection with the issuance of the Senior Convertible Notes, we incurred $20,927 of fees which are being amortized over the terms of the notes in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $17,278 remains to be amortized and is included within deferred financing costs on the consolidated statements of assets and liabilities.

During the three months ended September 30, 2012 and September 30, 2011, we recorded $8,667 and $5,350 of interest costs and amortization of financing costs on the Senior Convertible Notes as interest expense.

The fair value of our Senior Convertible Notes was approximately $668,604 and $456,671 at September 30, 2012 and June 30, 2012, respectively.

Note 6. Senior Unsecured Notes

On May 1, 2012, we issued $100,000 in aggregate principal amount of 6.95% senior unsecured notes due 2022 for net proceeds net of offering expenses of $97,000 (the “2022 Notes”). Interest on the 2022 Notes is paid quarterly in arrears on August 15, November 15, February 15 and May 15, at a rate of 6.95% per year, commencing on August 15, 2012. The 2022 Notes mature on November 15, 2022. These notes will be our direct unsecured obligations and rank equally with all of our unsecured senior indebtedness from time to time outstanding.

In connection with the issuance of the 2022 Notes, we incurred $3,200 of fees which are being amortized over the term of the notes in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $3,111 remains to be amortized and is included within deferred financing costs on the consolidated statements of assets and liabilities.

During the three months ended September 30, 2012, we recorded $1,807 of interest costs and amortization of financing costs on the 2022 Notes as interest expense.

The fair value of our Senior Unsecured Notes was approximately $102,560 and $99,560 at September 30, 2012 and June 30, 2012, respectively.

Note 7. Prospect Capital InterNotes®

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

During the three months ended September 30, 2012, we issued $67,879 in aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of approximately $66,691. These notes were issued with stated interest rates ranging from 5.85% to 6.45% with a weighted average rate of 6.08%. These notes mature between July 15, 2019 and September 15, 2019.

Date of Issuance	Gross Proceeds	Interest Rate	Maturity Date

July 6, 2012	$2,778	6.45%	July 15, 2019
July 12, 2012	5,673	6.35%	July 15, 2019
July 19, 2012	6,810	6.30%	July 15, 2019
July 26, 2012	5,667	6.20%	July 15, 2019
August 2, 2012	3,633	6.15%	August 15, 2019
August 9, 2012	2,830	6.15%	August 15, 2019
August 16, 2012	2,681	6.10%	August 15, 2019
August 23, 2012	8,401	6.05%	August 15, 2019
September 7, 2012	5,981	6.00%	September 15, 2019
September 13, 2012	5,879	5.95%	September 15, 2019
September 20, 2012	8,600	5.90%	September 15, 2019
September 27, 2012	8,946	5.85%	September 15, 2019

The bonds issued prior to July 1, 2012 and remaining outstanding at September 30, 2012 are as follows:

Date of Issuance	Gross Proceeds	Interest Rate	Maturity Date

March 1, 2012	$4,000	7.00%	March 15, 2022
March 8, 2012	1,465	6.90%	March 15, 2022
April 5, 2012	4,000	6.85%	April 15, 2022
April 12, 2012	2,462	6.70%	April 15, 2022
April 26, 2012	2,054	6.50%	April 15, 2022
June 14, 2012	2,657	6.95%	June 15, 2022
June 28, 2012	4,000	6.55%	June 15, 2019

As of September 30, 2012, we have issued $88,517 in aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of approximately $86,893.

In connection with the issuance of the Prospect Capital InterNotes®, we incurred $2,184 of fees which are being amortized over the term of the notes in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $2,139 remains to be amortized and is included within deferred financing costs on the consolidated statements of assets and liabilities.

The fair value of our Prospect Capital InterNotes® was approximately $91,115 and $20,280 at September 30, 2012 and June 30, 2012, respectively.

Note 8. Equity Offerings, Offering Expenses, and Distributions

We issued 33,161,977 and 1,500,000 shares of our common stock during the three months ended September 30, 2012 and September 30, 2011, respectively. The proceeds raised, the related underwriting fees, the offering expenses and the prices at which these shares were issued are as follows:

		Gross			Average
Issuances of Common Stock	Number of	Proceeds	Underwriting	Offering	Offering
	Shares	Raised	Fees	Expenses	Price
	Issued

During the quarter ended September 30, 2012:

July 2, 2012 – July 12, 2012(1)	2,247,275	$26,040	$260	$—	$11.59

July 16, 2012	21,000,000	$234,150	$2,100	$300	$11.15

July 27, 2012	3,150,000	$35,123	$315	$—	$11.15

September 13, 2012 – September 28, 2012(2)	6,764,702	$80,249	$805	$332	$11.86

During the quarter ended September 30, 2011:

July 18, 2011	1,500,000	$15,225	$165	$137	$10.15

(1)  On June 1, 2012, we established a fifth at-the-market program through which we may sell, from time to time and at our sole discretion 9,500,000 shares of our common stock. Through this program we issued 5,199,764 shares of our common stock at an average price of $11.38 per share, raising $59,170 of gross proceeds, from June 12, 2012 through July 12, 2012.

(2)  On September 10, 2012, we established a sixth at-the-market program through which we may sell, from time to time and at our sole discretion 9,750,000 shares of our common stock. Through this program we issued 6,764,702 shares of our common stock at an average price of $11.86 per share, raising $80,249 of gross proceeds, from September 13, 2012 through September 28, 2012.

Our shareholders’ equity accounts at September 30, 2012 and June 30, 2012 reflect cumulative shares issued as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters and our dividend reinvestment plan. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.

On August 24, 2011, our Board of Directors approved a share repurchase plan under which we may repurchase up to $100,000 of our common stock at prices below our net asset value. We have not made any purchases of our common stock during the period from August 24, 2011 to September 30, 2012 pursuant to this plan. Prior to any repurchase we are required to notify shareholders of our intention to purchase our common stock. This notice lasts for six months after notice is given. Our last notice was delivered with our annual proxy mailing on September 10, 2012.

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

During the three months ended September 30, 2012 and September 30, 2011, we issued 355,871 and 310,393 shares, respectively, of our common stock in connection with the dividend reinvestment plan.

On October 21, 2011, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $11,784 of additional debt and equity securities in the public market.

At September 30, 2012, we have reserved 53,973,453 shares of our common stock for issuance upon conversion of the Senior Convertible Notes (See Note 5).

Note 9. Other Investment Income

Other investment income consists of structuring fees, overriding royalty interests, settlement of net profit interests, deal deposits, administrative agent fee, and other miscellaneous and sundry cash receipts. Income from such sources was $9,118 and $5,905 for the three months ended September 30, 2012 and September 30, 2011, respectively.

	For The Three Months Ended September 30,
Income Source	2012	2011
Structuring and amendment fees	$ 9,036	$ 5,594
Overriding royalty interests	14	117
Administrative agent fee	68	194
Other Investment Income	$ 9,118	$ 5,905

Note 10. Net Increase in Net Assets per Common Share

The following information sets forth the computation of net increase in net assets resulting from operations per common share for the three months ended September 30, 2012 and September 30, 2011, respectively.

	For The Three Months Ended September 30,
	2012	2011
Net increase in net assets resulting from operations	$ 47,249	$ 39,900
Weighted average common shares outstanding	162,492,894	108,959,489
Net increase in net assets resulting from operations per common share	$ 0.29	$ 0.37

Note 11. Related Party Agreements and Transactions

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

The total base management fees incurred to the favor of the Investment Adviser for the three months ended September 30, 2012 and September 30, 2011 were $13,228, and $8,211, respectively.

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

For the three months ended September 30, 2012 and September 30, 2011, $18,507 and $6,969, respectively, of income incentive fees were incurred. No capital gains incentive fees were incurred for the three months ended September 30, 2012 and September 30, 2011.

Administration Agreement

We have also entered into an Administration Agreement with Prospect Administration, LLC (“Prospect Administration”) under which Prospect Administration, among other things, provides (or arranges for the provision of) administrative services and facilities for us. For providing these services, we reimburse Prospect Administration for our allocable portion of overhead incurred by Prospect Administration in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of our chief compliance officer and chief financial officer and his staff. For the three months ended September 30, 2012 and 2011, the reimbursement was approximately $2,184 and $1,116, respectively. Under this agreement, Prospect Administration furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Prospect Administration also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Prospect Administration assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, Prospect Administration also provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Prospect Administration is a wholly owned subsidiary of our Investment Adviser.

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

Managerial Assistance

As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. As of September 30, 2012 and June 30, 2012, $310 and $165 of managerial assistance fees remain on the consolidated statements of assets and liabilities as a payable to the Administrator.

Note 12. Litigation

From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of these matters as they arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any such litigation as of September 30, 2012.

Note 13. Financial Highlights

	For The Three Months Ended September 30,
	2012	2011
Per Share Data(1):
Net asset value at beginning of period	$10.83	$10.36
Net investment income	0.46	0.26
Net realized gain (loss)	0.01	(0.13)
Net unrealized (depreciation) appreciation	(0.18)	0.24
Net increase (decrease) in net assets as a result of public offerings	0.07	(0.02)
Dividends declared and paid	(0.31)	(0.30)
Net asset value at end of period	$10.88	$10.41
Per share market value at end of period	$11.52	$8.41
Total return based on market value(2)	3.82%	(13.81)%
Total return based on net asset value(2)	3.12%	4.11%
Shares outstanding at end of period	173,151,718	109,417,083
Average weighted shares outstanding for period	162,492,894	108,959,489
Ratio / Supplemental Data:
Net assets at end of period	$1,883,326	$1,139,176
Portfolio turnover rate	6.65%	2.96%
Annualized ratio of operating expenses to average net assets	11.69%	9.61%
Annualized ratio of net operating income to average net assets	17.44%	10.04%

Note 13. Financial Highlights

	Year	Year	Year	Year	Year
	Ended	Ended	Ended	Ended	Ended
	June 30, 2012	June 30, 2011	June 30, 2010	June 30, 2009	June 30, 2008
Per Share Data(1):
Net asset value at beginning of period	$10.36	$10.30	$12.40	$14.55	$15.04
Costs related to the secondary public offering	–	–	–	–	(0.07)
Net investment income	1.63	1.10	1.13	1.87	1.91
Realized gain (loss)	0.32	0.19	(0.87)	(1.24)	(0.69)
Net unrealized (depreciation) appreciation	(0.28)	0.09	0.07	0.48	(0.05)
Net (decrease) increase in net assets as a result of public offering	0.04	(0.08)	(0.85)	(2.11)	–
Net increase in net assets as a result of shares issued for Patriot acquisition	–	–	0.12	–	–
Dividends to shareholders	(1.24)	(1.24)	(1.70)	(1.15)	(1.59)
Net asset value at end of period	$10.83	$10.36	$10.30	$12.40	$14.55

Per share market value at end of period	$11.39	$10.11	$9.65	$9.20	$13.18
Total return based on market value(2)	27.21%	17.22%	17.66%	(18.60%)	(15.90%)
Total return based on net asset value(2)	18.03%	12.54%	(6.82%)	(0.61%)	7.84%
Shares outstanding at end of period	139,633,870	107,606,690	69,086,862	42,943,084	29,520,379
Average weighted shares outstanding for period	114,394,554	85,978,757	59,429,222	31,559,905	23,626,642

Ratio / Supplemental Data:
Net assets at end of period (in thousands)	$1,511,974	$1,114,357	$711,424	$532,596	$429,623
Portfolio turnover rate	29.06%	27.63%	21.61%	4.99%	31.07%
Annualized ratio of operating expenses to average net assets	10.73%	8.47%	7.54%	9.03%	9.62%
Annualized ratio of net investment income to average net assets	14.92%	10.60%	10.69%	13.14%	12.66%

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

Note 14. Selected Quarterly Financial Data (Unaudited)

	Investment Income		Net Investment Income		Net Realized and Unrealized Gains (Losses)		Net Increase (Decrease) in Net Assets from Operations

Quarter Ended	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)
September 30, 2009	21,517	0.43	12,318	0.25	(18,696)	(0.38)	(6,378)	(0.13)
December 31, 2009(2)	31,801	0.55	19,258	0.33	(33,778)	(0.59)	(14,520)	(0.25)
March 31, 2010	32,005	0.50	18,974	0.30	6,966	0.11	25,940	0.41
June 30, 2010	29,236	0.44	16,640	0.25	(2,057)	(0.03)	14,583	0.22

September 30, 2010	35,212	0.47	20,995	0.28	4,585	0.06	25,580	0.34
December 31, 2010	33,300	0.40	19,080	0.23	12,861	0.16	31,940	0.38
March 31, 2011	44,573	0.51	23,956	0.27	9,803	0.11	33,759	0.38
June 30, 2011	56,391	0.58	30,190	0.31	(3,232)	(0.03)	26,959	0.28

September 30, 2011	55,342	0.51	27,877	0.26	12,023	0.11	39,900	0.37
December 31, 2011	67,263	0.61	36,508	0.33	27,984	0.26	64,492	0.59
March 31, 2012	95,623	0.84	58,072	0.51	(7,863)	(0.07)	50,209	0.44
June 30, 2012	102,682	0.82	64,227	0.52	(27,924)	(0.22)	36,303	0.29

September 30, 2012	123,636	0.76	74,027	0.46	(26,778)	(0.17)	47,249	0.29

(1)            Per share amounts are calculated using weighted average shares during period.

(2)            As adjusted for increase in earnings from Patriot.

Note 15. Subsequent Events

During the period from October 1, 2012 to October 9, 2012, we sold 1,245,655 shares of our common stock at an average price of $11.53 per share, and raised $14,361 of gross proceeds, under the ATM Program. Net proceeds were $14,217 after 1% commission to the broker-dealer on shares sold and offering costs.

On October 3, 2012, we made a senior secured investment of $21,500 to support the acquisition of CP Well Testing, LLC, a leading provider of flowback services to oil and gas companies operating in Western Oklahoma and the Texas Panhandle.

On October 4, 2012, we issued $7,172 in aggregate principal amount of Prospect Capital InterNotes® for net proceeds of approximately $7,046.

On October 5, 2012, Northwestern Management Services, LLC (“Northwestern”) repaid the $15,092 loan receivable to us and we sold our 50 shares of Northwestern common stock for total proceeds of $2,233, realizing a gain of $1,862.

On October 11, 2012, we made a secured second lien investment of $12,000 in Deltek, Inc., an enterprise software and information solutions provider for professional services firms, government contractors, and government agencies.

On October 12, 2012, we made a senior secured investment of $42,000 to support the acquisition of Gulf Coast Machine and Supply Company, a preferred provider of value-added forging solutions to energy and industrial end markets.

On October 16, 2012, Blue Coat Systems, Inc. repaid the $25,000 loan receivable to us.

On October 18, 2012, we made a follow-on equity investment of $20,000 to First Tower Delaware, to support seasonal growth in finance receivables due to increased holiday borrowing activity among its customer base.

On October 18, 2012, Hi-Tech Testing Service, Inc. and Wilson Inspection X-Ray Services, Inc. repaid the $7,200 loan receivable to us.

On October 19, 2012, Mood Media Corporation repaid the $15,000 loan receivable to us.

On October 24, 2012, we made an investment of $7,800 to acquire an industrial real estate property occupied by Filet-of-Chicken, a chicken processor in Georgia.

On October 24, 2012 we issued 83,200 shares of our common stock in connection with the dividend reinvestment plan.

On October 29, 2012, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $3,000,000 of additional equity securities.

On October 31, 2012, Shearer’s Foods, Inc. repaid the $37,999 loan receivable to us.

On November 5, 2012, we made an investment of $39,475 to purchase 95.0% of the subordinated notes in ING IM CLO 2012-4, LTD.

On November 7, 2012, we redeemed our membership interests in Mistral Chip Holdings, LLC, Mistral Chip Holdings 2, LLC and Mistral Chip Holdings 3, LLC in connection with the sale of Shearer’s Foods, Inc., receiving $6,022 of net proceeds and realizing a gain of approximately $2,027 on the redemption.

On November 7, 2012, we issued 35,000,000 shares of our common stock at $11.10 per share (or $10.96 per share net proceeds excluding expenses), raising $383,600 of net proceeds.

On November 7, 2012, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•                  $0.101675 per share for November 2012 to holders of record on November 30, 2012 with a payment date of December 20, 2012;

•                  $0.101700 per share for December 2012 to holders of record on December 31, 2012 with a payment date of January 23, 2013; and

•                  $0.101725 per share for January 2013 to holders of record on January 31, 2013 with a payment date of February 20, 2013.

On November 8, 2012, Potters Holdings II, L.P. repaid the $15,000 loan receivable to us.

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

Overview

We are a financial services company that primarily lends to and invests in middle market privately-held companies. We are a closed-end investment company that has filed an election to be treated as a business development company under the Investment Company Act of 1940, or the 1940 Act. We invest primarily in first and second lien senior loans and mezzanine debt, which in some cases includes an equity component. First and second lien senior loans generally are senior debt instruments that rank ahead of subordinated debt of a given portfolio company. These loans also have the benefit of security interests on the assets of the portfolio company, which may rank ahead of or be junior to other security interests. Mezzanine debt and our investments in collateralized loan obligation (‘‘CLOs’’) is subordinated to senior loans and is generally unsecured.

We seek to be a long-term investor with our portfolio companies. The aggregate value of our portfolio investments was $2,663,965 and $2,094,221 as of September 30, 2012 and June 30, 2012, respectively. During the three months ended September 30, 2012, our net cost of investments increased by $598,297 or 28.5%, as a result of sixteen new investments, one follow-on investment and two revolver advances of $737,105, accrued of payment-in-kind interest of $1,873, structuring fees of $8,959 and amortization of discounts and premiums of $6,708, while we received full repayment on five investments, sold one investment for which we realized a gain of $1,775, and received several partial prepayments, amortization payments and a revolver repayment totaling $158,123.

Compared to the end of last fiscal year (ended June 30, 2012), net assets increased by $371,352 or 24.6% during the three months ended September 30, 2012, from $1,511,974 to $1,883,326. This increase resulted from the issuance of new shares of our common stock (less offering costs) in the amount of $371,452, dividend reinvestments of $4,031, and another $47,249 from operations. These increases, in turn, were offset by $51,380 in dividend distributions to our stockholders. The $47,249 increase in net assets resulting from operations is net of the following: net investment income of $74,027, net realized gain on investments of $1,775, and a decrease in net assets due to changes in net unrealized depreciation of investments of $28,553.

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

First Quarter Highlights

Investment Transactions

On July 5, 2012, we made a senior secured debt investment of $28,000 to support the acquisition of Material Handling Services, LLC, d/b/a/ Total Fleet Solutions (“TFS”), a provider of forklift and other material handling equipment fleet management and procurement services, by funds managed by CI Capital Partners, LLC. The senior secured term loan bears interest in cash at the greater of 10.5% or Libor plus 8.50% and has a final maturity of July 5, 2017.

On July 16, 2012 we provided $15,000 of secured second lien financing to Pelican Products, Inc. (“Pelican”), a leading provider of unbreakable, watertight protective cases and technically advanced professional lighting equipment. The second lien term loan bears interest in cash at the greater of 11.5% or Libor plus 10.0% and has a final maturity of June 14, 2019.

On July 20, 2012, we provided $12,000 of senior secured financing to EIG Investors Corp. (“EIG”), a provider of an array of online services such as web presence, domain hosting, e-commerce, e-mail and other related services to small- and medium-sized businesses. The second lien term loan bears interest in cash at the greater of 11.0% or Libor plus 9.5% and has a final maturity of October 22, 2018.

On July 20, 2012, we provided $10,000 of senior secured financing to FPG, LLC (“FPG”), a supplier of branded consumer and commercial products sold to the retail, foodservice, and hospitality sectors. The note payable bears interest in cash at the greater of 12.0% or Libor plus 11.0% and has a final maturity of January 20, 2017.

On July 24, 2012, we sold our 3,821 shares of Iron Horse Coiled Tubing, Inc. (“Iron Horse”) common stock in connection with the exercise of an equity buyout option, receiving $2,040 of net proceeds and realizing a gain of approximately $1,772 on the sale.

On July 27, 2012, we provided $85,000 of subordinated financing to support the acquisition of substantially all the assets of Arctic Glacier Income Funds by funds affiliated with H.I.G. Capital, LLC (‘‘H.I.G.’’). The new company, Arctic Glacier U.S.A., Inc. (“Arctic”), will continue to conduct business under the ‘‘Arctic Glacier’’ name and be a leading producer, marketer, and distributor of high-quality packaged ice to consumers in Canada and the United States. The unsecured subordinated term loan bears interest in cash at 12.0% and interest in kind of 3.0% and has a final maturity of July 27, 2019.

On August 2, 2012, we provided a $27,000 secured loan to support the acquisition of New Star Metals, Inc. (“New Star”), a provider of specialized processing services to the steel industry, by funds managed by Insight Equity

Management Company. The senior subordinated note bears interest in cash at greater of 11.5% or Libor plus 8.5% and interest in kind of 1.0% and has a final maturity of February 2, 2018.

On August 3, 2012, we provided $120,000 senior secured financing, of which $110,000 was funded at closing, to support the acquisition of InterDent, Inc. (“InterDent”), a leading provider of dental practice management services to dental professional corporations and associations in the United States, by funds managed by H.I.G. The Term Loan A note bears interest in cash at the greater of 8.0% or Libor plus 6.5% and has a final maturity of August 3, 2017. The Term Loan B note bears interest in cash at the greater of 13.0% or Libor plus 10.0% and has a final maturity of August 3, 2017. The senior secured revolver bears interest in cash at the greater of 10.5% or Libor plus 8.25% and has a final maturity of February 3, 2013.

On August 3, 2012, we provided $44,000 of secured subordinated financing to support the refinancing of New Century Transportation, Inc. (“New Century”), a leading transportation and logistics company. The senior subordinated loan bears interest in cash at the greater of 12.0% or Libor plus 10.0% and interest in kind of 3.0% and has a final maturity of February 3, 2018.

On August 3, 2012, we provided $10,000 of senior secured financing to Pinnacle (US) Acquisition Co Limited (“Pinnacle Acquisition”), the largest multi-national software company focused on the delivery of analytical and information management solutions for the discovery and extraction of subsurface natural resources. The second lien term loan bears interest in cash at the greater of 10.5% or Libor plus 8.25% and has a final maturity of August 3, 2020.

On August 3, 2012, Pinnacle Treatment Centers, Inc. (“Pinnacle Treatment”) repaid the $17,475 loan receivable to us.

On August 6, 2012, we made an investment of $22,210 to purchase 62.9% of the subordinated notes in Halcyon Loan Advisors Funding 2012-I, Ltd. (“Halcyon”).

On August 7, 2012, we made an investment of $36,798 to purchase 95.0% of the subordinated notes in ING IM CLO 2012-II, Ltd. (“ING 2012-II”).

On August 10, 2012, U.S. HealthWorks Holding Company, Inc. (“U.S. Healthworks”) repaid the $25,000 loan receivable to us.

On August 17, 2012, we made a secured second lien investment of $38,500 to support the recapitalization of American Gilsonite Company (“AGC”). The secured note bears interest in cash at 11.5% and has a final maturity of September 1, 2017. After the financing, we received repayment of the $37,732 loan previously outstanding on August 28, 2012.

On September 14, 2012, we invested an additional $10,000 in Hoffmaster Group, Inc (“Hoffmaster”). The second lien term loan bears interest in cash at the greater of 11.0% or Libor plus 9.5% and has a final maturity of January 3, 2019.

On September 14, 2012, we made a secured investment of $135,000 to support the recapitalization of Progrexion Holdings, Inc (“Progrexion”).  Concurrent with the financing, we received repayment of the $62,680 loans that were previously outstanding. The senior secured loan bears interest in cash at the greater of 10.5% or Libor plus 8.5% and has a final maturity of September 14, 2017.

On September 20, 2012, Fischbein, LLC (“Fischbein”) repaid the $3,425 loan receivable to us.

On September 27, 2012, we made an investment of $45,746 to purchase 95% of the subordinated notes in ING IM CLO 2012-III, Ltd (“ING 2012-III”).

On September 28, 2012, we made an unsecured investment of $10,400 to support the acquisition of Evanta Ventures, Inc. (“Evanta”), a diversified event management company. The subordinated note bears interest in cash at 12.0% and interest in kind of 1.0% and has a final maturity of September 28, 2018.

On September 28, 2012, we made a secured second lien investment of $100,000 to support the recapitalization of United Sporting Companies, Inc. (“USC”), a national distributor of hunting, outdoor, marine and tackle products. The secured loan bears interest in cash at the greater of 12.75% or Libor plus 11.0% and has a final maturity of May 16, 2018.

Equity Issuance

During the period from July 2, 2012 to July 12, 2012, we sold 2,247,275 shares of our common stock at an average price of $11.59 per share, and raised $26,040 of gross proceeds, under the ATM Program. Net proceeds were $25,779 after 1% commission to the broker-dealer on shares sold and offering costs.

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

On July 24, 2012, August 24, 2012 and September 21, 2012, we issued 205,834, 75,543 and 74,494 shares of our common stock in connection with the dividend reinvestment plan, respectively.

On July 30, 2012, we amended our charter to increase the shares of common stock authorized for issuance by us from 200,000,000 to 500,000,000 in the aggregate.

During the period from September 13, 2012 to September 28, 2012, we sold 6,764,702 shares of our common stock at an average price of $11.86 per share, and raised $80,249 of gross proceeds, under the ATM Program. Net proceeds were $79,446 after 1% commission to the broker-dealer on shares sold and offering costs.

Dividend

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

Credit Facility

On July 27, 2012 and September 26, 2012, we closed an increase of $15,000 and $10,000 to our commitments to our credit facility, respectively. The commitments to the credit facility now stand at $517,500.

Debt Issuance

During the period from July 6, 2012 to September 27, 2012, we issued approximately $67,879 in aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $66,691, as follows:

Date of Issuance	Gross Proceeds	Interest Rate	Maturity Date

July 6, 2012	$2,778	6.45%	July 15, 2019
July 12, 2012	5,673	6.35%	July 15, 2019
July 19, 2012	6,810	6.30%	July 15, 2019
July 26, 2012	5,667	6.20%	July 15, 2019
August 2, 2012	3,633	6.15%	August 15, 2019
August 9, 2012	2,830	6.15%	August 15, 2019
August 16, 2012	2,681	6.10%	August 15, 2019
August 23, 2012	8,401	6.05%	August 15, 2019
September 7, 2012	5,981	6.00%	September 15, 2019
September 13, 2012	5,879	5.95%	September 15, 2019
September 20, 2012	8,600	5.90%	September 15, 2019
September 27, 2012	8,946	5.85%	September 15, 2019

On August 14, 2012, we issued $200,000 in aggregate principal amount of our 5.75% senior convertible notes due 2018 (“2018 Notes”) for net proceeds following underwriting expenses of approximately $193,600. Interest on the 2018 Notes is paid semi-annually in arrears on March 15 and September 15, at a rate of 5.75% per year, commencing March 15, 2013. The 2018 Notes mature on March 15, 2018 unless converted earlier. The 2018 Notes are convertible into shares of common stock at an initial conversion rate of 82.3451 shares of common stock per $1 principal amount of 2018 Notes, which is equivalent to a conversion price of approximately $12.14 per share of common stock, subject to adjustment in certain circumstances. The conversion rate for the 2018 Notes will be increased when monthly cash dividends paid to common shares exceed the monthly dividend rate of $0.1016 per share.

Investment Holdings

As of September 30, 2012, we continue to pursue our diversified investment strategy. At September 30 2012, approximately $2,663,965 or 141.4% of our net assets are invested in 96 long-term portfolio investments and 9.7% of our net assets are invested in money market funds.

During the three months ended September 30, 2012, we originated $747,937 of new investments. Our origination efforts are focused primarily on secured lending, to reduce the risk in the portfolio, investing primarily in first lien loans, and subordinated notes in CLOs, though we also continue to close selected junior debt and equity investments. In addition to targeting investments senior in corporate capital structures with our new originations, we have also increased our origination business mix of third party private equity sponsor owned companies, which tend to have more third party equity capital supporting our debt investments than non-sponsor transactions. Our performing loan’s annualized current yield decreased from 13.6% as of June 30, 2012 to 13.3% as of September 30, 2012 across all performing debt investments. Monetization of other equity positions that we hold is not included in this yield calculation. In many of our portfolio companies we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.

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

As of September 30, 2012, we own controlling interests in AIRMALL USA, Inc. (“AIRMALL”), Ajax Rolled Ring & Machine, Inc. (“Ajax”), AWCNC, LLC, Borga, Inc., Energy Solutions Holdings, Inc. (“Energy Solutions”), First Tower Holdings of Delaware LLC (“First Tower Delaware”), Integrated Contract Services, Inc. (“ICS”), Manx Energy, Inc. (“Manx”), NMMB Holdings, Inc. (“NMMB”), R-V Industries, Inc. (“R-V”) and Wolf Energy Holdings, Inc. (“Wolf”). We also own an affiliated interest in BNN Holdings Corp. f/k/a Biotronic NeuroNetwork (“Biotronic”), Boxercraft Incorporated (“Boxercraft”) and Smart, LLC.

The following is a summary of our investment portfolio by level of control at September 30, 2012 and June 30, 2012, respectively:

	September 30, 2012				June 30, 2012
Level of Control	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio

Control	$515,055	19.1%	$529,785	19.9%	$518,015	24.7%	$564,489	27.0%
Affiliate	44,589	1.7%	45,255	1.7%	44,229	2.1%	46,116	2.2%
Non-control/Non-affiliate	2,137,966	79.2%	2,088,925	78.4%	1,537,069	73.2%	1,483,616	70.8%
Total Portfolio	$2,697,610	100.0%	$2,663,965	100.0%	$2,099,313	100.0%	$2,094,221	100.0%

The following is our investment portfolio presented by type of investment at September 30, 2012 and June 30, 2012, respectively:

	September 30, 2012				June 30, 2012

Type of Investment	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio

Revolving Line of Credit	$7,195	0.3%	$6,871	0.3%	$1,145	0.1%	$868	0.0%
Senior Secured Debt	1,341,583	49.7%	1,282,198	48.1%	1,146,454	54.6%	1,088,019	52.0%
Subordinated Secured Debt	727,239	26.9%	670,628	25.1%	536,900	25.6%	480,147	22.9%
Subordinated Unsecured Debt	168,699	6.3%	169,258	6.4%	72,617	3.5%	73,195	3.5%
CLO Debt	27,358	1.0%	28,831	1.1%	27,258	1.3%	27,717	1.3%
CLO Residual Interest	325,424	12.1%	331,780	12.5%	214,559	10.2%	218,009	10.4%
Preferred Stock	31,323	1.2%	24,845	0.9%	31,323	1.5%	29,155	1.4%
Common Stock	61,191	2.3%	113,223	4.3%	61,459	2.9%	137,198	6.6%
Membership Interests	5,437	0.1%	12,247	0.4%	5,437	0.2%	13,844	0.7%
Overriding Royalty Interests	—	—%	1,562	0.1%	—	—%	1,623	0.1%
Escrows Receivable	—	—%	14,183	0.5%	—	—%	17,686	0.8%
Warrants	2,161	0.1%	8,339	0.3%	2,161	0.1%	6,760	0.3%
Total Portfolio	$2,697,610	100.0%	$2,663,965	100.0%	$2,099,313	100.0%	$2,094,221	100.0%

The following is our investments in debt securities presented by type of security at September 30, 2012 and June 30, 2012, respectively:

	September 30, 2012				June 30, 2012

Level of Control	Cost	Percent of Debt Securities	Fair Value	Percent of Debt Securities	Cost	Percent of Debt Securities	Fair Value	Percent of Debt Securities

First Lien	$1,348,778	59.4%	$1,289,069	59.7%	$1,147,599	64.3%	$1,088,887	65.2%
Second Lien	727,239	32.0%	670,628	31.2%	536,900	30.1%	480,147	28.7%
Unsecured	168,699	7.4%	169,258	7.8%	72,617	4.1%	73,195	4.4%
CLO Debt	27,358	1.2%	28,831	1.3%	27,258	1.5%	27,717	1.7%
Total Debt Securities	$2,272,074	100.0%	$2,157,786	100.0%	$1,784,374	100.0%	$1,669,946	100.0%

The following is our investment portfolio presented by geographic location of the investment at September 30, 2012 and June 30, 2012, respectively:

	September 30, 2012				June 30, 2012

Geographic Location	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio

Canada	$100,316	3.7%	$100,447	3.8%	$15,134	0.7%	$17,040	0.8%
Cayman Islands	352,782	13.1%	360,611	13.5%	241,817	11.5%	245,726	11.7%
Ireland	14,920	0.6%	15,000	0.6%	14,918	0.7%	15,000	0.7%
Midwest US	502,573	18.7%	455,960	17.1%	427,430	20.4%	377,139	18.0%
Northeast US	327,285	12.1%	349,785	13.1%	293,181	14.0%	313,437	15.0%
Southeast US	737,440	27.3%	722,306	27.2%	642,984	30.6%	634,945	30.4%
Southwest US	202,944	7.5%	219,410	8.2%	193,627	9.2%	234,433	11.2%
Western US	459,350	17.0%	440,446	16.5%	270,222	12.9%	256,501	12.2%
Total Portfolio	$2,697,610	100.0%	$2,663,965	100.0%	$2,099,313	100.0%	$2,094,221	100.0%

The following is our investment portfolio presented by industry sector of the investment at September 30, 2012 and June 30, 2012, respectively:

	September 30, 2012				June 30, 2012

Industry	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio

Aerospace and Defense	$56	0.0%	$—	—%	$56	0.0%	$—	—%
Automobile / Auto Finance	32,920	1.2%	33,151	1.2%	32,806	1.6%	32,478	1.6%
Business Services	31,040	1.2%	31,148	1.2%	3,164	0.2%	3,288	0.2%
Chemicals	57,855	2.1%	57,855	2.2%	58,104	2.8%	58,104	2.8%
Commercial Services	90,818	3.4%	90,818	3.4%	80,418	3.8%	80,407	3.8%
Consumer Finance	305,521	11.3%	305,521	11.5%	305,521	14.6%	305,521	14.6%
Consumer Services	218,755	8.1%	220,905	8.3%	146,335	7.0%	147,809	7.1%
Contracting	15,949	0.6%	—	—%	15,949	0.8%	—	—%
Diversified Financial Services	371,254	13.8%	379,083	14.2%	260,219	12.3%	264,128	12.6%
Diversified / Conglomerate Service	—	—%	—	—%	—	—%	35	0.0%
Durable Consumer Products	287,980	10.7%	288,538	10.8%	153,327	7.3%	152,862	7.3%
Ecological	141	0.0%	269	0.0%	141	0.0%	240	0.0%
Electronics	—	—%	148	0.0%	—	—%	144	0.0%
Energy	63,245	2.3%	95,195	3.6%	63,245	3.0%	126,868	6.1%
Food Products	187,803	7.0%	181,377	6.8%	101,975	4.9%	96,146	4.5%
Healthcare	213,483	7.9%	216,554	8.2%	141,990	6.8%	143,561	6.9%
Insurance	83,242	3.1%	83,242	3.1%	83,461	4.0%	83,461	4.0%
Machinery	1,271	0.0%	3,126	0.1%	4,684	0.2%	6,485	0.3%
Manufacturing	94,936	3.5%	127,104	4.8%	95,191	4.5%	127,127	6.1%
Media	162,187	6.0%	156,990	5.9%	165,866	7.9%	161,843	7.7%
Metal Services and Minerals	27,043	1.0%	27,043	1.0%	—	—%	—	—%
Oil and Gas Equipment Services	7,202	0.3%	7,400	0.3%	7,188	0.3%	7,391	0.4%
Oil and Gas Production	130,749	4.8%	38,413	1.4%	130,928	6.2%	38,993	1.9%
Personal and Nondurable Consumer Products	39,351	1.5%	40,384	1.5%	39,351	1.8%	39,968	1.9%
Production Services	—	—%	—	—%	268	0.0%	2,040	0.1%
Property Management	51,620	1.9%	50,527	1.9%	51,770	2.5%	47,982	2.2%
Retail	63	0.0%	116	0.0%	63	0.0%	129	0.0%
Software & Computer Services	75,506	2.8%	76,719	2.9%	53,908	2.6%	54,711	2.6%
Specialty Minerals	38,500	1.4%	42,386	1.6%	37,732	1.8%	44,562	2.1%
Textiles and Leather	15,483	0.6%	15,949	0.6%	15,123	0.7%	17,161	0.8%
Transportation	93,637	3.5%	94,004	3.5%	50,530	2.4%	50,777	2.4%
Total Portfolio	$2,697,610	100.0%	$2,663,965	100.0%	$2,099,313	100.0%	$2,094,221	100.0%

Portfolio Investment Activity

During the three months ended September 30, 2012, we acquired $728,914 of new investments, completed follow-on investments in existing portfolio companies, totaling approximately $10,000, funded $7,150 of revolver advances, and recorded PIK interest of $1,873, resulting in gross investment originations of $747,937 as discussed in the First Quarter Highlights.

In addition to the repayments noted in the First Quarter Highlights, during the three months ended September 30, 2012 we received principal amortization payments of $3,388 on several loans, and $5,100 of partial prepayments primarily related to Cargo Airport Services USA, LLC, NMMB and Northwestern Management Services, LLC.

During the quarters ended September 30, 2012 and September 30, 2011, we recognized $284 and $837 of interest income due to purchase discount accretion from the assets acquired from Patriot, respectively. There was no accelerated accretion during the three months ended September 30, 2012 and September 30, 2011, respectively. We expect to recognize $295 of normal accretion during the three months ended December 31, 2012.

The following is a quarter-by-quarter summary of our investment activity:

Quarter-End	Acquisitions(1)	Dispositions(2)

September 30, 2012	$747,937	$158,123
June 30, 2012	573,314	146,292
March 31, 2012	170,073	188,399
December 31, 2011	154,697	120,206
September 30, 2011	222,575	46,055
June 30, 2011	312,301	71,738
March 31, 2011	359,152	78,571
December 31, 2010	140,933	67,405
September 30, 2010	140,951	68,148
June 30, 2010	88,973	39,883
March 31, 2010	59,311	26,603
December 31, 2009(3)	210,438	45,494
September 30, 2009	6,066	24,241
June 30, 2009	7,929	3,148
March 31, 2009	6,356	10,782
December 31, 2008	13,564	2,128
September 30, 2008	70,456	10,949
June 30, 2008	118,913	61,148
March 31, 2008	31,794	28,891
December 31, 2007	120,846	19,223
September 30, 2007	40,394	17,949
June 30, 2007	130,345	9,857
March 31, 2007	19,701	7,731
December 31, 2006	62,679	17,796
September 30, 2006	24,677	2,781
June 30, 2006	42,783	5,752
March 31, 2006	15,732	901
December 31, 2005	—	3,523
September 30, 2005	25,342	—
June 30, 2005	17,544	—
March 31, 2005	7,332	—
December 31, 2004	23,771	32,083
September 30, 2004	30,371	—
Since inception	$3,997,250	$1,315,800

(1)            Includes new deals, additional fundings, refinancings and PIK interest.

(2)            Includes scheduled principal payments, prepayments and refinancings.

(3)            The $210,438 of acquisitions for the quarter ended December 31, 2009 includes $207,126 of portfolio investments acquired from Patriot.

Investment Valuation

In determining the fair value of our portfolio investments at September 30, 2012 the Audit Committee considered valuations from the independent valuation firm and from management having an aggregate range of $2,601,090 to $2,776,523, excluding money market investments.

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

The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties and comparable multiples for recent sales of companies within the industry. The composite of all these analysis, applied to each investment, was a total valuation of $2,663,965, excluding money market investments.

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

On July 30, 2010, we invested $52,420 of combined debt and equity as follows: $30,000 senior term loan, $12,500 senior subordinated note and $9,920 preferred equity. We own 100% of AIRMALL’s equity securities. AIRMALL’s financial performance has been consistent since the acquisition and we continue to monitor the medium to long-term growth prospects for the company.

The Board of Directors increased the fair value of our investment in AIRMALL to $50,527 as of September 30, 2012, a discount of $1,093 from its amortized cost, compared to the $3,788 unrealized depreciation recorded at June 30, 2012.

Ajax Rolled Ring & Machine, Inc.

Ajax forges large seamless steel rings on two forging mills in the company’s York, South Carolina facility. The rings are used in a range of industrial applications, including in construction equipment and power turbines. Ajax also provides machining and other ancillary services.

We acquired a controlling equity interest in Ajax in a recapitalization of Ajax that was closed on April 4, 2008. We funded $22,000 of senior secured term debt, $11,500 of subordinated term debt and $6,300 of equity as of that closing. During the fiscal year ended June 30, 2010, we funded an additional $3,530 of secured subordinated debt to refinance a third-party revolver provider and provide working capital. Ajax repaid $3,461 of this secured subordinated debt during the quarter ended September 30, 2010. As of September 30, 2012, we control 78.01% of the fully-diluted common and preferred equity. The principal balance of our senior debt to Ajax was $20,057 and new debt was $15,035 as of September 30, 2012.

The Board of Directors increased the fair value of our investment in Ajax to $45,587 as of September 30, 2012, a reduction of $4,438 from its amortized cost, compared to the $11,151 unrealized appreciation recorded at June 30, 2012.

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

On January 4, 2012, Energy Solutions sold its gas gathering and processing assets (“Gas Solutions”) for a sale price of $199,805, adjusted for the final working capital settlement, including a potential earnout of $28,000 that may be paid based on the future performance of Gas Solutions. Our loans to and investment in Energy Solutions remain outstanding as Energy Solutions and will continue as a portfolio company of Prospect managing other energy-related subsidiaries. The cash balances of Energy Solutions continue to collateralize our loan positions. As of September 30, 2012, these cash balances were $82,301.

In determining the value of Energy Solutions, we have utilized two valuation techniques to determine the value of the investment. Our Board of Directors has determined the value to be $95,195 for our debt and equity positions at September 30, 2012 based upon a combination of a current value method for the cash balances of Energy Solutions and a liquidation analysis for our interests in CCEHI, CCEI, Freedom Marine and Yatesville. At September 30, 2012 and June 30, 2012, Energy Solutions, including the underlying portfolio companies affected by the reorganization, was valued at $31,950 and $63,623 above its amortized cost, respectively. We received a distribution of $33,250 from Energy Solutions which was recorded as dividend income during the quarter ended September 30, 2012.

First Tower Holdings of Delaware LLC

First Tower is a multiline specialty finance company based in Flowood, Mississippi with over 150 branch offices.

On June 15, 2012, we acquired 80.1% of First Tower, LLC (“First Tower”) businesses for $110,200 in cash and 14,518,207 unregistered shares of our common stock. Based on our share price of $11.06 at the time of issuance, we acquired our 80.1% interest in First Tower for approximately $270,771. As consideration for our investment, First Tower Delaware, which is 100% owned by us, recorded a secured revolving credit facility to us of $244,760 and equity of $43,193. First Tower Delaware owns 80.1% of First Tower Holdings LLC, the holding company of First Tower. The assets of First Tower acquired include, among other things, the subsidiaries owned by First Tower, which hold finance receivables, leaseholds, and tangible property associated with First Tower’s businesses. During the three months ended June 30, 2012, we received $8,075 in structuring fee income. As of September 30, 2012, First Tower had total assets of $467,394 including $413,377 of finance receivables net of unearned charges. As of September 30, 2012, First Tower’s total debt outstanding to parties senior to us was $239,924.

The Board of Directors set the fair value of our investment in First Tower to $287,953 as of September 30, 2012 and June 30, 2012, respectively, equal to its amortized cost.

Integrated Contract Services, Inc.

ICS is a company that was created to purchase the assets of ESA Environmental Specialists, Inc. (“ESA”) out of bankruptcy in April 2007. ESA was a contract management company with core expertise in construction, environmental and engineering services and competed in the market for government contracts. Prior to January 2009, ICS owned the assets of ESA and 100% of the stock of The Healing Staff (“THS”). THS is a contractor focused on providing outsourced medical staffing solutions primarily to government agencies.

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

Based upon an analysis of the liquidation value of the ESA assets and the enterprise value of THS/VSA, our Board of Directors determined the fair value of our investment in ICS to be zero at September 30, 2012 and June 30, 2012, respectively, a reduction of $15,949 from its amortized cost.

Manx Energy, Inc.

Manx was formed for the purpose of rolling up the assets of two existing Prospect portfolio companies, Coalbed, LLC (“Coalbed”) and Appalachian Energy Holdings, LLC (“AEH”), bringing them under new management, restructuring the outstanding debt, and infusing additional capital to allow for future growth. Coalbed is the owner of 100% of the outstanding equity interests of Coalbed Pipelines, LLC and Coalbed Operator, LLC. Coalbed was formed in October 2009 to acquire our outstanding senior secured loan and assigned interests in Conquest Cherokee, LLC (“Conquest”). Conquest’s assets consisted primarily of coalbed methane reserves in the Cherokee Basin. AEH was formed in 2006 and is the owner of 100% of the outstanding equity interests of East Cumberland L.L.C., a provider of outsourced mine site development and construction services for coal production companies operating in Southern Appalachia, and C&S Oilfield and Pipeline Construction, a provider of support services to companies engaged in the exploration and production of oil and natural gas.

On January 19, 2010, we modified the terms of our senior secured debt in AEH and Coalbed in conjunction with the formation of Manx, a new entity consisting of the assets of AEH, Coalbed and Kinley Exploration LLC. The assets of the three companies were combined under new common management. We funded $2,800 at closing to Manx to provide for working capital. A portion of our loans to AEH and Coalbed was exchanged for Manx preferred equity, while our AEH equity interest was converted into Manx common stock. There was no change to fair value at the time of restructuring, and we continue to fully reserve any income accrued for Manx. During the year ended June 30, 2011, we made a follow-on secured debt investments of $750 in Manx to support ongoing operations. On June 30, 2012, Manx assigned the membership interests of Coalbed and AEH to Wolf Energy Holdings, Inc. (“Wolf”), a newly-formed company owned by us.

The Board of Directors decreased the fair value of our investment in Manx to zero as of September 30, 2012 and June 30, 2012, respectively, a reduction of $11,027 from its amortized cost.

Wolf Energy Holdings, Inc.

Wolf Energy Holdings, Inc. (“Wolf”) is a holding company formed to hold 100% of the outstanding membership interests of each of Coalbed and AEH. The membership interests of Coalbed and AEH, which were previously owned by Manx, were assigned to Wolf effective June 30, 2012. The purpose of assignment was to remove those activities from Manx deemed non-core by the Manx convertible debt investors who were not interested in funding those operations. In addition, effective June 29, 2012 C&J Cladding Holding Company, Inc. (“C&J”) merged with and into Wolf, with Wolf surviving. At the time of the merger, C&J held the remaining undistributed proceeds from the sale of its membership interests in C&J Cladding, LLC. The merger was effectuated in connection with the broader simplification of our energy investment holdings.

The Board of Directors set the fair value of our investment in Wolf to zero as of September 30, 2012 and June 30, 2012, a reduction of $7,991 from its amortized cost.

Equity positions in the portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results. Two of our portfolio companies experienced such volatility and experienced meaningful fluctuations in valuation during the three months ended September 30, 2012 – Ajax and R-V. The valuation of Ajax decreased due to declining operating results. The value of our equity position in Ajax has decreased to $10,495 as of September 30, 2012, a premium of $4,438 to its cost, compared to the $11,151 unrealized gain recorded at June 30, 2012. The valuation of R-V has increased due to improved operating results. The value of our equity position in R-V has increased to $29,030 as of September 30, 2012, a premium of $22,261 to its cost, compared to the $17,087 unrealized gain recorded at June 30, 2012. Six of the other controlled investments have been valued at discounts to the original investment. Four of the control investments are valued at the original investment amounts or higher. Overall, at September 30, 2012, the control investments are valued at $14,730 above their amortized cost.

We hold three affiliate investments at September 30, 2012. The affiliate investments reported strong operating results with valuations remaining relatively consistent from June 30, 2012. Overall, at September 30, 2012, affiliate investments are valued $666 above their amortized cost.

With the Non-control/Non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is limited on the high side to each loan’s par value, plus any prepayment premia that could be imposed. Many of the debt investments in this category have not experienced a significant change in value, as they were previously valued at or near par value. Non-control/Non-affiliate investments did not experience significant changes in valuation and are generally performing as expected or better than expected. As of September 30, 2012 and June 30, 2012, two of our Non-control/Non-affiliate investments are valued at a significant discount to amortized cost – H&M Oil & Gas, LLC (“H&M”) and Stryker Energy, LLC (“Stryker”) due to significant decreases in the operating results of the operating companies. Overall, at September 30, 2012, other Non-control/Non-affiliate investments are valued $11,066 above their amortized cost, excluding our investments in H&M and Stryker.

Capitalization

Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt currently consists of a revolving credit facility availing us of the ability to borrow debt subject to borrowing base determinations and Senior Convertible Notes which we issued in December 2010, February 2011, April 2012 and August 2012, Senior Unsecured Notes, and Prospect Capital InterNotes®, which we may issue from time to time, and our equity capital, which is comprised entirely of common equity. The following table shows the Revolving Credit Facility, Senior Convertible Notes, Senior Unsecured Notes and InterNotes® amounts and outstanding borrowings at September 30, 2012 and June 30, 2012:

	As of September 30, 2012		As of June 30, 2012

	Maximum Draw Amount	Amount Outstanding	Maximum Draw Amount	Amount Outstanding

Revolving Credit Facility	$517,500	$—	$492,500	$96,000
Senior Convertible Notes	$647,500	$647,500	$447,500	$447,500
Senior Unsecured Notes	$100,000	$100,000	$100,000	$100,000
InterNotes®	$88,517	$88,517	$20,638	$20,638

The following table shows the contractual maturity of our Revolving Credit Facility, Senior Convertible Notes, Senior Unsecured Notes and InterNotes® at September 30, 2012:

	Payments Due by Period

	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	After 5 Years

Revolving Credit Facility	$—	$—	$—	$—	$—
Senior Convertible Notes	647,500	—	—	317,500	330,000
Senior Unsecured Notes	100,000	—	—	—	100,000
InterNotes®	88,517	—	—	—	88,517
Total contractual obligations	$836,017	$—	$—	$317,500	$518,517

We have and expect to continue to fund a portion of our cash needs through borrowings from banks, issuances of senior securities, including secured, unsecured and convertible debt securities and preferred stock, or issuances of common equity. For flexibility, we maintain a universal shelf registration statement that allows for the public offering and sale of our debt securities, common stock, preferred stock and warrants to purchase such securities in an amount up to $3,000,000,000 less issuances to date (See Recent Developments). We may from time to time issue securities pursuant to the shelf registration statement or otherwise pursuant to private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.

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

On March 27, 2012, we renegotiated the Syndicated Facility and closed on an expanded five-year $650,000 revolving credit facility (the “2012 Facility”). The lenders have extended commitments of $517,500 under the 2012 Facility as of June 30, 2012. The 2012 Facility includes an accordion feature which allows commitments to be increased up to $650,000 in the aggregate. The revolving period of the 2012 Facility extends through March 2015, with an additional two year amortization period (with distributions allowed) after the completion of the revolving period. During such two year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the two year amortization period, the remaining balance will become due, if required by the lenders.

The 2012 Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The 2012 Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the 2012 Facility. The 2012 Facility also requires the maintenance of a minimum liquidity requirement. At September 30, 2012, we were in compliance with the applicable covenants.

Interest on borrowings under the 2012 Facility is one-month Libor plus 275 basis points with no minimum Libor floor. Additionally, the lenders charge a fee on the unused portion of the 2012 Facility equal to either 50 basis points if at least half of the credit facility is drawn or 100 basis points otherwise. The 2012 Facility requires us to pledge assets as collateral in order to borrow under the credit facility. As of September 30, 2012 and June 30, 2012, we had $397,166 and $451,252, respectively, available to us for borrowing under our 2012 Facility, of which the amount outstanding was zero and $96,000, respectively. As additional investments that are eligible are transferred to PCF and pledged under the 2012 Facility, PCF will generate additional availability up to the commitment amount of $517,500. At September 30, 2012, the investments used as collateral for the 2012 Facility had an aggregate market value of $706,605, which represents 37.5% of our net assets. These assets have been transferred to PCF, a bankruptcy remote special purpose entity, which owns these investments and as such, these investments are not available to our general creditors. PCF holds all of these investments at market value as of September 30, 2012. The release of any assets from PCF requires the approval of the facility agent.

Concurrent with the extension of our 2012 Facility, in March 2012, we wrote off $304 of the unamortized debt issue costs associated with the previous credit facility, in accordance with ASC 470-50, Debt Modifications and Extinguishments. In connection with the origination and amendments of the 2012 Facility, we incurred $10,220 of fees, including $1,319 of fees carried over from the previous facility, which are being amortized over the term of the facility in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $8,537 remains to be amortized.

During the three months ended September 30, 2012 and September 30, 2011, we recorded $2,168 and $3,610 of interest costs, unused fees and amortization of financing costs on our credit facility as interest expense, respectively.

Senior Convertible Notes

On December 21, 2010, we issued $150,000 in aggregate principal amount of our 6.25% senior convertible notes due 2015 (“2015 Notes”) for net proceeds following underwriting expenses of approximately $145,200. Interest on the 2015 Notes is paid semi-annually in arrears on June 15 and December 15, at a rate of 6.25% per year, commencing June 15, 2011. The 2015 Notes mature on December 15, 2015 unless converted earlier. The 2015 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at June 30, 2012 of 88.0902 and 88.1030 shares of common stock, respectively, per $1 principal amount of 2015 Notes, which is equivalent to a conversion price of approximately $11.35 per share of common stock, subject to adjustment in certain circumstances. The conversion price in effect at June 30, 2012 was last calculated on the anniversary of the issuance (December 21, 2011) and will next be adjusted on the next anniversary, unless the exercise price shall have changed by more than 1% before the anniversary.  The conversion rate for the 2015 Notes will be increased if monthly cash dividends paid to common shares exceed the rate of $0.101125 cents per share, subject to adjustment.

On February 18, 2011, we issued $172,500 in aggregate principal amount of our 5.50% senior convertible notes due 2016 (“2016 Notes”) for net proceeds following underwriting expenses of approximately $167,325. Between January 30, 2012 and February 2, 2012, we repurchased $5,000 of our 2016 Notes at a price of 97.5, including commissions. The transactions resulted in our recognizing $10 of loss in the year ended June 30, 2012. Interest on the remaining $167,500 of 2016 Notes is paid semi-annually in arrears on February 15 and August 15, at a rate of 5.50% per year, commencing August 15, 2011. The 2016 Notes mature on August 15, 2016 unless converted earlier. The 2016 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at September 30, 2012 of 78.3699 and 78.3835 shares, respectively, of common stock per $1 principal amount of 2016 Notes, which is equivalent to a conversion price of approximately $12.76 per share of common stock, subject to adjustment in certain circumstances. The conversion price in effect at June 30, 2012 was last calculated on the anniversary of the issuance (February 14, 2011) and will next be adjusted on the next anniversary, unless the exercise price shall have changed by more than 1% before the anniversary. The conversion rate for the 2016 Notes will be increased when monthly cash dividends paid to common shares exceed the monthly dividend rate of $0.101150 per share..

On April 16, 2012, we issued $130,000 in aggregate principal amount of our 5.375% senior convertible notes due 2017 (“2017 Notes”) for net proceeds following underwriting expenses of approximately $126,035. Interest on the 2017 Notes is paid semi-annually in arrears on October 15 and April 15, at a rate of 5.375% per year, commencing October 15, 2012. The 2017 Notes mature on October 15, 2017 unless converted earlier. The 2017 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at June 30, 2012 of 85.8442 shares of common stock per $1 principal amount of 2017 Notes, which is equivalent to a conversion price of approximately $11.65 per share of common stock, subject to adjustment in certain circumstances. The conversion price has not been adjusted since the issuance (April 16, 2012) and will next be adjusted on the first anniversary, unless the exercise price shall have changed by more than 1% before the anniversary. The conversion rate for the 2017 Notes will be increased when monthly cash dividends paid to common shares exceed the monthly dividend rate of $0.10150 per share.

On August 14, 2012, we issued $200,000 in aggregate principal amount of our 5.75% senior convertible notes due 2018 (“2018 Notes”) for net proceeds following underwriting expenses of approximately $193,600. Interest on the 2018 Notes is paid semi-annually in arrears on March 15 and September 15, at a rate of 5.75% per year, commencing March 15, 2013. The 2018 Notes mature on March 15, 2018 unless converted earlier. The 2018 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at September 30, 2012 of 82.3451 shares of common stock per $1 principal amount of 2018 Notes, which is equivalent to a conversion price of approximately $12.14 per share of common stock, subject to adjustment in certain circumstances. The conversion price has not been adjusted since the issuance (August 14, 2012) and will next be adjusted on the first anniversary, unless the exercise price shall have changed by more than 1% before the anniversary. The conversion rate for the 2018 Notes will be increased when monthly cash dividends paid to common shares exceed the monthly dividend rate of $0.1016 per share.

In no event will the total number of shares of common stock issuable upon conversion exceed 96.8992 per $1 principal amount of the 2015 Notes (the “conversion rate cap”), except that, to the extent we receive written guidance or a no-action letter from the staff of the Securities and Exchange Commission (the “Guidance”) permitting us to adjust the conversion rate in certain instances without regard to the conversion rate cap and to make the 2015 Notes convertible into certain reference property in accordance with certain reclassifications, business combinations, asset sales and corporate events by us without regard to the conversion rate cap, we will make such adjustments without regard to the conversion rate cap and will also, to the extent that we make any such adjustment without regard to the conversion rate cap pursuant to the Guidance, adjust the conversion rate cap accordingly. We will use our commercially reasonable efforts to obtain such Guidance as promptly as practicable.

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

In connection with the issuance of the Senior Convertible Notes, we incurred $20,927 of fees which are being amortized over the term of the notes in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $17,278 remains to be amortized and is included within deferred financing costs on the consolidated statements of assets and liabilities.

During the three months ended September 30, 2012 and September 30, 2011, we recorded $8,667 and $5,350 of interest costs and amortization of financing costs on the Senior Convertible Notes as interest expense, respectively.

Senior Unsecured Notes

On May 1, 2012, we issued $100,000 in aggregate principal amount of 6.95% senior unsecured notes due 2022 for net proceeds net of offering expenses of $97,000 (the “2022 Notes”). Interest on the 2022 Notes is paid quarterly in arrears on August 15, November 15, February 15 and May 15, at a rate of 6.95% per year, commencing on August 15, 2012. The 2022 Notes mature on November 15, 2022. These notes will be our direct unsecured obligations and rank equally with all of our unsecured senior indebtedness from time to time outstanding.

In connection with the issuance of the 2022 Notes, we incurred $3,200 of fees which are being amortized over the term of the notes in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $3,111 remains to be amortized and is included within deferred financing costs on the consolidated statements of assets and liabilities.

During the three months ended September 30, 2012, we recorded $1,807 of interest costs and amortization of financing costs on the 2022 Notes as interest expense.

Prospect Capital InterNotes®

On February 16, 2012, we entered into a Selling Agent Agreement (the “Selling Agent Agreement”) with Incapital LLC, as purchasing agent for our issuance and sale from time to time of up to $500,000 of Prospect Capital InterNotes® (the “InterNotes Offering”). Additional agents appointed by the Company from time to time in connection with the InterNotes Offering may become parties to the Selling Agent Agreement.

These notes will be our direct unsecured senior obligations and will rank equally with all of our unsecured senior indebtedness from time to time outstanding. Each series of notes will be issued by a separate trust. These notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.

In connection with the issuance of the Prospect Capital InterNotes®, we incurred $2,184 of fees which are being amortized over the term of the notes in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $2,139 remains to be amortized and is included within deferred financing costs on the consolidated statements of assets and liabilities.

During the three months ended September 30, 2012, we issued $67,879 in aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of approximately $66,691.

As of September 30, 2012, we have issued $88,517 in aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $86,893. These notes were issued with stated interest rates ranging from 5.85% to 7.00% with a weighted average rate of 6.20%. These notes mature between June 15, 2019 and June 15, 2022. We issued an additional $7,172 in aggregate principal amount of our Prospect Capital InterNotes® subsequent to September 30, 2012. (See Recent Developments.)

The following table shows our issuances to date:

Date of Issuance	Gross Proceeds	Interest Rate	Maturity Date

March 1, 2012	$4,000	7.00%	March 15, 2022
March 8, 2012	1,465	6.90%	March 15, 2022
April 5, 2012	4,000	6.85%	April 15, 2022
April 12, 2012	2,462	6.70%	April 15, 2022
April 26, 2012	2,054	6.50%	April 15, 2022
June 14, 2012	2,657	6.95%	June 15, 2022
June 28, 2012	4,000	6.55%	June 15, 2019
July 6, 2012	2,778	6.45%	July 15, 2019
July 12, 2012	5,673	6.35%	July 15, 2019
July 19, 2012	6,810	6.30%	July 15, 2019
July 26, 2012	5,667	6.20%	July 15, 2019
August 2, 2012	3,633	6.15%	August 15, 2019
August 9, 2012	2,830	6.15%	August 15, 2019
August 16, 2012	2,681	6.10%	August 15, 2019
August 23, 2012	8,401	6.05%	August 15, 2019
September 7, 2012	5,981	6.00%	September 15, 2019
September 13, 2012	5,879	5.95%	September 15, 2019
September 20, 2012	8,600	5.90%	September 15, 2019
September 27, 2012	8,946	5.85%	September 15, 2019
October 4, 2012	7,172	5.70%	October 15, 2019

Net Asset Value

During the three months ended September 30, 2012, we raised $375,483 of additional equity, net of offering costs, by issuing 33,517,848 shares of our common stock. The following table shows the calculation of net asset value per share as of September 30, 2012 and June 30, 2012:

	As of September 30, 2012	As of June 30, 2012
Net Assets	$1,883,326	$1,511,974
Shares of common stock outstanding	173,151,718	139,633,870
Net asset value per share	$10.88	$10.83

At September 30, 2012, we had 173,151,718 of our common stock issued and outstanding.

Results of Operations

Net increase in net assets resulting from operations for the three months ended September 30, 2012 and September 30, 2011 was $47,249 and $39,900, respectively, representing $0.29 and $0.37 per weighted average share, respectively. The primary driver of the variability in the results is the recognition of realized gains and losses and changes in unrealized gains and losses in the investment portfolio. During the quarter ended September 30, 2012, we experienced net unrealized and realized losses of $26,778, or approximately $0.17 per weighted average share, primarily from significant write-downs of our investments in Ajax and Energy Solutions. These instances of unrealized depreciation were partially offset by unrealized appreciation in R-V. During the quarter ended September 30, 2011, we experienced net unrealized and realized gains of $12,023, or approximately $0.11 per weighted average share, primarily from significant write-ups of our investments in Ajax, NRG and R-V. These instances of unrealized appreciation were partially offset by unrealized depreciation in Arrowhead, Biotronic and Meatco, and the impairment of Deb Shops, Inc. (“Deb Shops”) due to bankruptcy for which we recorded a realized loss for the full amount of the amortized cost. Net investment income increased on a weighted average per share basis from $0.26 to $0.46 for the three months ended September 30, 2011 and 2012, respectively. The increase in dividend income is primarily due to a $29,750 increase in the level of dividends received from our investment in Energy Solutions.

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

Investment Income

We generate revenue in the form of interest income on the debt securities that we own, dividend income on any common or preferred stock that we own, and fees generated from the structuring of new deals. Our investments, if in the form of debt securities, will typically have a term of one to ten years and bear interest at a fixed or floating rate. To the extent achievable, we will seek to collateralize our investments by obtaining security interests in our portfolio companies’ assets. We also may acquire minority or majority equity interests in our portfolio companies, which may pay cash or in-kind dividends on a recurring or otherwise negotiated basis. In addition, we may generate revenue in other forms including prepayment penalties and possibly consulting fees. Any such fees generated in connection with our investments are recognized as earned.

Investment income, which consists of interest income, including accretion of loan origination fees and prepayment penalty fees, dividend income and other income, including settlement of net profits interests, overriding royalty interests and structuring fees, was $123,636 and $55,342 for the three months ended September 30, 2012 and September 30, 2011, respectively. During the three months ended September 30, 2012, the increase in investment income is primarily the result of a larger income producing portfolio and an increase in the level of dividends received from our investment in Energy Solutions.

The following table describes the various components of investment income and the related levels of debt investments:

	For The Three Months Ended September 30,

	2012	2011

Interest income	$78,310	$42,387
Dividend income	36,208	7,050
Other income	9,118	5,905
Total investment income	$123,636	$55,342

Average debt principal of performing investments	$1,878,042	$1,312,759
Weighted-average interest rate earned on performing debt portfolio	13.46%	12.63%

Average interest income producing assets have increased from $1,312,759 for the three months ended September 30, 2011 to $1,878,042 for the three months ended September 30, 2012. The average yield on interest bearing assets increased from 12.63% for the three months ended September 30, 2011 to 13.46% for the three months ended September 30, 2012. The increase in annual returns is primarily due to the acquisition of First Tower. Excluding our loans to First Tower, our annual return would have been 12.48% as of September 30, 2012.

Investment income is also generated from dividends and other income. Dividend income increased from $7,050 for the three months ended September 30, 2011 to $36,208 for the three months ended September 30, 2012. The increase in dividend income is primarily attributed to an increase in the level of dividends received from our investment in Energy Solutions. We received dividends from Energy Solutions of $33,250 and $3,500 during the three months ended September 30, 2012 and 2011, respectively. The sale of Gas Solutions by Energy Solutions has resulted in significant earnings and profits, as defined by the Internal Revenue Code, at Energy Solutions for calendar year 2012. As a result, distributions from Energy Solutions to us will be required to be recognized as dividend income, in accordance with ASC 946, Financial Services – Investment Companies, as cash distributions are received from Energy Solutions to the extent there are current year earnings and profits sufficient to support such recognition. We received dividends from NRG of $3,200 during the three months ended September 30, 2011. There were no dividends from NRG received during the three months ended September 30, 2012.

Other income has come primarily from structuring fees, overriding royalty interests, and settlement of net profits interests. Comparing the three months ended September 30, 2011 to the three months ended September 30, 2012, income from other sources increased from $5,905 to $9,118. This $3,213 increase is primarily due to $8,959 of structuring fees recognized during the three months ended September 30, 2012 primarily from the Arctic Glacier, Interdent, New Century and Progrexion originations, in comparison to $5,519 of structuring fees recognized during the three months ended September 30, 2011.

Operating Expenses

Our primary operating expenses consist of investment advisory fees (base management and income incentive fees), borrowing costs, legal and professional fees and other operating and overhead-related expenses. These expenses include our allocable portion of overhead under the Administration Agreement with Prospect Administration under which Prospect Administration provides administrative services and facilities for us. Our investment advisory fees compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions in accordance with our Administration Agreement with Prospect Administration. Operating expenses were $49,609 and $27,465 for the three months ended September 30, 2012 and September 30, 2011, respectively.

The base investment advisory expenses were $13,228 and $8,211 for the three months ended September 30, 2012 and September 30, 2011, respectively. This increase is directly related to our growth in total assets. For the three months ended September 30, 2012 and September 30, 2011, we incurred $18,507 and $6,969, respectively, of income incentive fees. The $11,538 increase in the income incentive fee for the respective three-month period is driven by an increase in pre-incentive fee net investment income from $34,846 for the three months ended September 30, 2011 to $92,534 for the three months ended September 30, 2012, primarily due to an increase in interest income from a larger asset base and dividend income from Energy Solutions. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.

During the three months ended September 30, 2012 and September 30, 2011, we incurred $13,511 and $8,960, respectively, of expenses related to our Syndicated Facility, InterNotes®, Senior Unsecured Notes and Senior Convertible Notes. These expenses are related directly to the leveraging capacity put into place for each of those periods and the levels of indebtedness actually undertaken during those quarters. The table below describes the various expenses of our Syndicated Facility, InterNotes®, Senior Unsecured Notes and Senior Convertible Notes and the related indicators of leveraging capacity and indebtedness during these periods.

	For The Three Months Ended September 30,

	2012	2011

Interest on borrowings	$10,470	$6,219
Amortization of deferred financing costs	1,774	2,086
Commitment and other fees	1,267	655
Total	$13,511	$8,960

Weighted-average debt outstanding	$710,676	$446,438
Weighted-average interest rate	5.89%	5.57%
Weighted-average interest rate including amortization of deferred financing costs	6.89%	7.44%
Facility amount at beginning of period	$492,500	$325,000

The increase in interest expense for the three months ended September 30, 2012 is primarily due to the issuance of the 2022 notes and the Senior Convertible Notes on April 16, 2012 and August 14, 2012, for which we incurred $4,922 of interest expense, collectively.

As our asset base has grown and we have added complexity to our capital raising activities, we have commensurately increased the size of our administrative and financial staff, accounting for a significant increase in the overhead allocation from Prospect Administration. Over the last two years, Prospect Administration has increased staffing levels along with costs passed through. The allocation of overhead expense from Prospect Administration was $2,184 and $1,116 for the three months ended September 30, 2012 and September 30, 2011, respectively. As our portfolio continues to grow, we expect to continue to increase the size of our administrative and financial staff on a basis that provides increasing returns to scale. Other allocated expenses from Prospect Administration will continue to increase along with the increase in staffing and asset base.

Total operating expenses, net of management fees, interest costs and allocation of overhead from Prospect Administration (“Other Operating Expenses”), were $2,179 and $2,209 for the three months ended September 30, 2012, and 2011, respectively.

Net Investment Income

Net investment income represents the difference between investment income and operating expenses. Our net investment income was $74,027 and $27,877 for the three months ended September 30, 2012 and September 30, 2011, respectively, or $0.46 per share and $0.26 per share, respectively. The $46,150 increase for the three months ended September 30, 2012 is primarily due to increases of $35,923 and $29,158 in interest income and dividend income, respectively, due to the increased size of our portfolio for which we have recognized additional interest income and an increased level of dividends received from our investment in Energy Solutions. The $46,150 increase in investment income is offset by an increase in operating expenses of $22,144, primarily due to a $16,555 increase in advisory fees due to the growing size of our portfolio and related income, and $4,551 of additional interest and credit facility expenses. The per share increase for the three months ended September 30, 2012 is primarily due to a $29,750 increase in the level of dividends received from our investment in Energy Solutions.

Net Realized Gains (Losses), Increase in Net Assets from Net Changes in Unrealized Appreciation/Depreciation

Net realized gains (losses) were $1,775 and ($14,607) for the three months ended September 30, 2012 and September 30, 2011, respectively. The net realized gain of $1,775 for the three months ended September 30, 2012 was due primarily to the sale of our common stock in Iron Horse. Prior to September 30, 2011, Deb Shops, Inc. (“Deb Shops”) filed for bankruptcy and a plan for reorganization was proposed. The plan, which is expected to be approved by the bankruptcy court, will eliminate our debt position with no payment to us. As a result, we determined that the impairment of Deb Shops was other-than-temporary and recorded a realized loss of $14,607 for the full amount of the amortized cost during the three months ended September 30, 2011.

Net increase in net assets from changes in unrealized (depreciation) appreciation was ($28,553) and $26,630 for the three months ended September 30, 2012 and September 30, 2011, respectively. For the three months ended September 30, 2012, the $28,553 decrease was driven by significant write-downs of our investments in Ajax and Energy Solutions. These instances of unrealized depreciation were partially offset by unrealized appreciation in R-V. For the three months ended September 30, 2011, the $26,630 increase in net assets from the net change in unrealized appreciation (depreciation) was driven by significant write-ups of our investments in Ajax, NRG and R-V. These instances of unrealized appreciation were partially offset by unrealized depreciation in Arrowhead, Biotronic and Meatco. During the quarter ended September 30, 2011, we experienced net unrealized and realized gains of $12,023, or approximately $0.11 per weighted average share, primarily from significant write-ups of our investments in Ajax, NRG and R-V. These instances of realized and unrealized appreciation were partially offset by unrealized depreciation in Arrowhead, Biotronic and Meatco.

Financial Condition, Liquidity and Capital Resources

For the three months ended September 30, 2012 and September 30, 2011, our operating activities used $491,413 and $132,097 of cash, respectively. There were no investing activities for the three months ended September 30, 2012 and September 30, 2011. Financing activities provided $490,975 and $132,580 of cash during the three months ended September 30, 2012 and September 30, 2011, respectively, which included the payments of dividends of $43,932 and $30,212, during the three months ended September 30, 2012 and September 30, 2011, respectively.

Our primary uses of funds have been to continue to invest in portfolio companies, through both debt and equity investments, repay outstanding borrowings and to make cash distributions to holders of our common stock.

Our primary sources of funds have been issuances of debt and equity. We have and may continue to fund a portion of our cash needs through borrowings from banks, issuances of senior securities or secondary offerings. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the three months ended September 30, 2012, we borrowed $58,000 and made repayments totaling $154,000 under our revolving credit facility. As of

September 30, 2012, we had no outstanding borrowings on our revolving credit facility, $647,500 outstanding on our Senior Convertible Notes, $100,000 outstanding on our Senior Unsecured Notes and $88,517 outstanding on InterNotes®. (See Note 5, Note 6 and Note 7 to our consolidated financial statements).

Undrawn committed revolvers incur commitment fees ranging from 0.50% to 2.00%. As of September 30, 2012 and June 30, 2012, we have $183,274 and $180,646 of undrawn revolver commitments to our portfolio companies, respectively.

On October 21, 2011, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration we can issue up to $11,784 of additional equity securities as of September 30, 2012.

On October 29, 2012, our Registration Statement on Form N-2 was declared effective by the SEC as detailed in Recent Developments. Under this Shelf Registration Statement, we can issue up to $3,000,000 of additional equity securities.

We also continue to generate liquidity through public and private stock offerings. (See Recent Developments.)

On June 1, 2012, we entered into an equity distribution agreement with KeyBanc Capital Markets Inc. relating to sales by us through KeyBanc Capital Markets, by means of at-the-market offerings from time to time, of up to 9,500,000 shares of our common stock (the “ATM Program”). During the period from July 2, 2012 to July 12, 2012, we sold 2,247,275 shares of our common stock at an average price of $11.59 per share, and raised $26,040 of gross proceeds, under the ATM Program. Net proceeds were $25,779 after 1% commission to KeyBanc Capital Markets, Inc. on shares sold.

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

On September 10, 2012, we entered into a second equity distribution agreement with KeyBanc Capital Markets Inc. relating to sales by us through KeyBanc Capital Markets, by means of at-the-market offerings from time to time, of up to 9,750,000 shares of our common stock. During the period from September 13, 2012 to September 28, 2012, we sold 6,764,702 shares of our common stock at an average price of $11.86 per share, and raised $80,249 of gross proceeds, under the program. Net proceeds were $79,446 after 1% commission to KeyBanc Capital Markets, Inc. on shares sold and offering costs.

During the three months ended September 30, 2012, we issued $67,879 in aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of approximately $66,691. These notes were issued with stated interest rates ranging from 5.85% to 6.45% with a weighted average rate of 6.08%. These notes mature between July 15, 2019 and September 15, 2019.

Date of Issuance	Gross Proceeds	Interest Rate	Maturity Date
July 6, 2012	$2,778	6.45%	July 15, 2019
July 12, 2012	5,673	6.35%	July 15, 2019
July 19, 2012	6,810	6.30%	July 15, 2019
July 26, 2012	5,667	6.20%	July 15, 2019
August 2, 2012	3,633	6.15%	August 15, 2019
August 9, 2012	2,830	6.15%	August 15, 2019
August 16, 2012	2,681	6.10%	August 15, 2019
August 23, 2012	8,401	6.05%	August 15, 2019
September 7, 2012	5,981	6.00%	September 15, 2019
September 13, 2012	5,879	5.95%	September 15, 2019
September 20, 2012	8,600	5.90%	September 15, 2019
September 27, 2012	8,946	5.85%	September 15, 2019

Off-Balance Sheet Arrangements

At September 30, 2012, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than those which originate from 1) the investment advisory and management agreement and the administration agreement and 2) the portfolio companies.

Recent Developments

On October 4, 2012, we issued $7,172 in aggregate principal amount of Prospect Capital InterNotes® for net proceeds of approximately $7,046.

During the period from October 1, 2012 to October 9, 2012, we sold 1,245,655 shares of our common stock at an average price of $11.53 per share, and raised $14,361 of gross proceeds, under the ATM Program. Net proceeds were $14,217 after 1% commission to the broker-dealer on shares sold and offering costs.

On October 3, 2012, we made a senior secured investment of $21,500 to support the acquisition of CP Well Testing, LLC, a leading provider of flowback services to oil and gas companies operating in Western Oklahoma and the Texas Panhandle.

On October 5, 2012, Northwestern Management Services, LLC (“Northwestern”) repaid the $15,092 loan receivable to us and we sold our 50 shares of Northwestern common stock for total proceeds of $2,233, realizing a gain of $1,862.

On October 11, 2012, we made a secured second lien investment of $12,000 in Deltek, Inc., an enterprise software and information solutions provider for professional services firms, government contractors, and government agencies.

On October 12, 2012, we made a senior secured investment of $42,000 to support the acquisition of Gulf Coast Machine and Supply Company, a preferred provider of value-added forging solutions to energy and industrial end markets.

On October 16, 2012, Blue Coat Systems, Inc. repaid the $25,000 loan receivable to us.

On October 18, 2012, we made a follow-on equity investment of $20,000 to First Tower Holdings of Delaware LLC, to support seasonal growth in finance receivables due to increased holiday borrowing activity among its customer base.

On October 18, 2012, Hi-Tech Testing Service, Inc. and Wilson Inspection X-Ray Services, Inc. repaid the $7,200 loan receivable to us.

On October 19, 2012, Mood Media Corporation repaid the $15,000 loan receivable to us.

On October 24, 2012, we made an investment of $7,800 to acquire an industrial real estate property occupied by Filet-of-Chicken, a chicken processor in Georgia.

On October 24, 2012 we issued 83,200 shares of our common stock in connection with the dividend reinvestment plan.

On October 29, 2012, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $3,000,000 of additional equity securities.

On October 31, 2012, Shearer’s Foods, Inc. repaid the $37,999 loan receivable to us.

On November 5, 2012, we made an investment of $39,475 to purchase 95.0% of the subordinated notes in ING IM CLO 2012-4, LTD.

On November 7, 2012, we redeemed our membership interests in Mistral Chip Holdings, LLC, Mistral Chip Holdings 2, LLC and Mistral Chip Holdings 3, LLC in connection with the sale of Shearer’s Foods, Inc., receiving $6,022 of net proceeds and realizing a gain of approximately $2,027 on the redemption.

On November 7, 2012, we issued 35,000,000 shares of our common stock at $11.10 per share (or $10.96 per share net proceeds excluding expenses), raising $383,600 of net proceeds.

On November 7, 2012, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•                  $0.101675 per share for November 2012 to holders of record on November 30, 2012 with a payment date of December 20, 2012;

•                  $0.101700 per share for December 2012 to holders of record on December 31, 2012 with a payment date of January 23, 2013; and

•                  $0.101725 per share for January 2013 to holders of record on January 31, 2013 with a payment date of February 20, 2013.

On November 8, 2012, Potters Holdings II, L.P. repaid the $15,000 loan receivable to us.

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

In April 2009, the FASB issued ASC 820-10-65, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“ASC 820-10-65”). This update provides further clarification for ASC 820 in markets that are not active and provides additional guidance for determining when the volume of trading level of activity for an asset or liability has significantly decreased and for identifying circumstances that indicate a transaction is not orderly. ASC 820-10-65 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of ASC 820-10-65 did not have any effect on our net asset value, financial position or results of operations for the quarter ended September 30, 2012, as there was no change to the fair value measurement principles set forth in ASC 820.

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASC 2010-06”). ASC 2010-06 amends ASC 820-10 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. ASC 2010-06 is effective December 15, 2009, except for the disclosure about purchase, sales, issuances and settlements in the roll forward of activity in level 3 fair value measurements. The adoption of ASC 2010-06 for the quarter ended September 30, 2012, did not have any effect on our financial statements.

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

Valuation of Other Financial Assets and Financial Liabilities

ASC Subtopic 820-10-05-1, The Fair Value Option for Financial Assets and Financial Liabilities (“ASC 820-10-05-1”) permits an entity to elect fair value as the initial and subsequent measurement attribute for many of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. We have elected not to value other assets and liabilities at fair value as would be permitted by ASC 820-10-05-1.

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

Interest income from investments in the “equity” class of security of CLO Funds (typically income notes or subordinated notes) is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows in accordance with ASC 325-40-35, Beneficial Interests in Securitized Financial Assets. Adjustments resulting from recording the interest income based on the effective yield are recorded to the cost basis of the investment. We monitor the expected cash inflows from our CLO equity investments, including the expected residual payments and the effective yield is determined and updated periodically.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amends Accounting Standards Codification Topic 820, “Fair Value Measurements” (“ASC 820”) by: (1) clarifying that the highest-and-best-use and valuation-premise concepts only apply to measuring the fair value of non-financial assets; (2) allowing a reporting entity to measure the fair value of the net asset or net liability position in a manner consistent with how market participants would price the net risk position, if certain criteria are met; (3) providing a framework for considering whether a premium or discount can be applied in a fair value measurement; (4) providing that the fair value of an instrument classified in a reporting entity’s shareholders’ equity is estimated from the perspective of a market participant that holds the identical item as an asset; and (5) expanding the qualitative and quantitative fair value disclosure requirements. The expanded disclosures include, for Level 3 items, a description of the valuation process and a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs if a change in those inputs would result in a significantly different fair value measurement. ASU 2011-4 also requires disclosures about the highest-and-best-use of a non-financial asset when this use differs from the asset’s current use and the reasons for such a difference. In addition, this ASU amends Accounting Standards Codification 820, “Fair Value Measurements,” to require disclosures to include any transfers between Level 1 and Level 2 of the fair value hierarchy. These amendments were effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years. The adoption of the amended guidance in ASU 2011-04 did not have a significant effect on our financial statements.

In August 2012, the FASB issued Accounting Standards Update 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114 (“SAB No. 114”), Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (“ASU 2012-03”). The update amends various SEC paragraphs pursuant to the issuance of SAB No. 114 and is effective upon issuance. The adoption of the amended guidance in ASU 2012-03 did not have a significant effect on our financial statements.

In October 2012, the FASB issued Accounting Standards Update 2012-04, Technical Corrections and Improvements (“ASU 2012-04”). The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates and equity price risk. Some of the loans in our portfolio have floating interest rates.

We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the three months ended September 30, 2012, we did not engage in hedging activities.

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

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such of these matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any such litigation as of September 30, 2012.

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in our most recent 10-K filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reflects the history of shares issued under the dividend reinvestment plan:

Record Date/Issuance Date	Shares Issued	Aggregate Offering Price (in 000s)	% of Dividend
March 23, 2006 / March 30, 2006	6,841	$111	5.2%
June 23, 2006 / June 30, 2006	7,932	130	5.4%
September 22, 2006 / September 29, 2006	80,818	1,273	26.2%
December 29, 2006 / January 5, 2007	108,047	1,850	25.5%
March 23, 2007 / March 30, 2007	93,843	1,595	20.8%
June 22, 2007 / June 29, 2007	69,834	1,190	15.3%
September 19, 2007 / September 28, 2007	72,073	1,243	15.9%
March 31, 2008 / April 16, 2008	99,241	1,510	14.4%
September 30, 2008 / October 16, 2008	117,549	1,506	12.7%
December 31, 2008 / January 20, 2009	148,200	1,774	14.8%
March 31, 2009 / April 20, 2009	214,456	1,827	14.4%
July 8, 2009 / July 20, 2009	297,274	2,901	14.8%
October 8, 2010 / October 19, 2009	233,523	2,457	11.0%
December 31, 2009 / January 25, 2010	236,985	2,896	11.2%
March 31, 2010 / April 23, 2010	248,731	2,962	11.2%
June 30, 2010 / July 30, 2010	83,875	822	11.9%
July 30, 2010 / August 31, 2010	89,620	833	11.4%
August 31, 2010 / September 30, 2010	90,006	876	11.5%
September 30, 2010 / October 29, 2010	92,999	913	11.6%
October 29, 2010 / November 30, 2010	87,941	865	10.0%
November 30, 2010 / December 31, 2010	89,603	970	10.9%
December 31, 2010 / January 31, 2011	84,155	958	10.8%
January 31, 2011 / February 28, 2011	83,021	1,004	11.3%
February 28, 2011 / March 31, 2011	76,253	926	10.4%
March 31, 2011 / April 30, 2011	76,377	917	10.3%
April 29, 2011 / May 31, 2011	78,689	909	9.2%
May 31, 2011 / June 24, 2011	92,813	941	9.5%
June 30, 2011 / July 22, 2011	102,890	1,041	9.6%
July 31, 2011 / August 26, 2011	106,869	931	8.4%
August 31, 2011 / September 23, 2011	100,634	845	7.6%
September 30, 2011 / October 25, 2011	89,078	853	7.7%
October 31, 2011 / November 22, 2011	94,213	868	7.8%
November 30, 2011 / December 22, 2011	90,677	854	7.7%
December 30, 2011 / January 25, 2012	85,252	896	8.1%
January 31, 2012 / February 17, 2012	69,864	771	6.9%
February 29, 2012 / March 23, 2012	77,764	833	6.7%
March 30, 2012 / April 20, 2012	85,063	930	7.5%
April 30, 2012 / May 24, 2012	81,773	893	7.2%
May 31, 2012 / June 22, 2012	72,407	815	5.7%
June 29, 2012 / July 24, 2012	205,834	2,287	16.1%
July 30, 2012 / August 24, 2012	75,543	866	6.6%
August 30, 2012 / September 21, 2012	74,494	878	5.2%
September 28, 2012 / October 24, 2012	83,200	981	5.6%

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

3.1	Articles of Amendment and Restatement.(1)

4.1	Indenture dated as of February 16, 2012, by and between the Registrant and American Stock Transfer & Trust Company, LLC, as Trustee.(2)

4.2

Joinder Supplemental Indenture dated as of March 8, 2012, to the Indenture dated as of February 16, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Original Trustee, and U.S. Bank National Association, as Series Trustee.(3)

4.3

Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee.(4)

4.4

Eighth Supplemental Indenture dated as of July 6, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee.(5)

4.5	Form of 6.450% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.4).(5)

4.6

Ninth Supplemental Indenture dated as of July 12, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee.(6)

4.7	Form of 6.350% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.6).(6)

4.8

Tenth Supplemental Indenture dated as of July 19, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee.(7)

4.9	Form of 6.300% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.8).(7)

4.10

Eleventh Supplemental Indenture dated as of July 26, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee.(8)

4.11	Form of 6.200% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.10).(8)

4.12

Twelfth Supplemental Indenture dated as of August 2, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee.(9)

4.13	Form of 6.150% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.12).(9)

4.14

Thirteenth Supplemental Indenture dated as of August 9, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as

Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee.(10)

4.15	Form of 6.150% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.14).(10)

4.16	Indenture dated as of August 14, 2012 relating to the 5.75% Senior Convertible Notes, by and between the Registrant and American Stock Transfer & Trust Company, as Trustee.(11)

4.17	Form of 5.75% Senior Convertible Note due 2018.(12)

4.18

Fourteenth Supplemental Indenture dated as of August 16, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee.(13)

4.19	Form of 6.100% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.18).(13)

4.20

Fifteenth Supplemental Indenture dated as of August 23, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee.(14)

4.21	Form of 6.050% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.20).(14)

4.22

Sixteenth Supplemental Indenture dated as of September 7, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee.(15)

4.23	Form of 6.000% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.22).(15)

4.24

Seventeenth Supplemental Indenture dated as of September 13, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee.(16)

4.25	Form of 5.950% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.24).(16)

4.26

Eighteenth Supplemental Indenture dated as of September 20, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee.(17)

4.27	Form of 5.900% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.26).(17)

4.28

Nineteenth Supplemental Indenture dated as of September 27, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee.(18)

4.29	Form of 5.850% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.28).(18)

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).

12	Computation of Ratios (included in the notes to the financial statements contained in this report).

22.1	Proxy Statement.(19)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934,

as amended.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

*	Filed herewith.

(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on July 30, 2012.

(2)	Incorporated by reference from Post-Effective Amendment No. 1 of the Registrant’s Registration Statement, filed on March 1, 2012.

(3)	Incorporated by reference from Post-Effective Amendment No. 2 of the Registrant’s Registration Statement, filed on March 8, 2012.

(4)	Incorporated by reference from Post-Effective Amendment No. 3 of the Registrant’s Registration Statement, filed on March 14, 2012.

(5)	Incorporated by reference from Post-Effective Amendment No. 12 of the Registrant’s Registration Statement filed on July 6, 2012.

(6)	Incorporated by reference from Post-Effective Amendment No. 13 of the Registrant’s Registration Statement, filed on July 12, 2012.

(7)	Incorporated by reference from Post-Effective Amendment No. 15 of the Registrant’s Registration Statement, filed on July 19, 2012.

(8)	Incorporated by reference from Post-Effective Amendment No. 16 of the Registrant’s Registration Statement, filed on July 26, 2012.

(9)	Incorporated by reference from Post-Effective Amendment No. 17 of the Registrant’s Registration Statement, filed on August 2, 2012.

(10)	Incorporated by reference from Post-Effective Amendment No. 18 of the Registrant’s Registration Statement, filed on August 9, 2012.

(11)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on August 14, 2012.

(12)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K, filed on August 14, 2012.

(13)	Incorporated by reference from Post-Effective Amendment No. 19 of the Registrant’s Registration Statement, filed on August 16, 2012.

(14)	Incorporated by reference from Post-Effective Amendment No. 20 of the Registrant’s Registration Statement, filed on August 23, 2012.

(15)	Incorporated by reference from Post-Effective Amendment No. 22 of the Registrant’s Registration Statement, filed on September 7, 2012.

(16)	Incorporated by reference from Post-Effective Amendment No. 24 of the Registrant’s Registration Statement, filed on September 13, 2012.

(17)	Incorporated by reference from Post-Effective Amendment No. 25 of the Registrant’s Registration Statement, filed on September 20, 2012.

(18)	Incorporated by reference from Post-Effective Amendment No. 26 of the Registrant’s Registration Statement, filed on September 27, 2012.

(19)	Incorporated by reference from the Registrant’s Proxy Statement, filed on September 10, 2012.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 8, 2012.

PROSPECT CAPITAL CORPORATION

By:	/s/ John F. Barry III
John F. Barry III
Chief Executive Officer and Chairman of the Board