Form 10-Q
period 2012-12-31
PROSPECT CAPITAL CORP
filed 2013-02-07
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2012

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of February 7, 2013 was 225,581,643.

PROSPECT CAPITAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2012
TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

December 31, 2012 and June 30, 2012

(in thousands, except share and per share data)

	December 31, 2012	June 30, 2012
	(Unaudited)	(Audited)
Assets (Note 4)
Investments at fair value:
Control investments (amortized cost of $666,360 and $518,015, respectively)	$649,380	$564,489
Affiliate investments (amortized cost of $48,659 and $44,229, respectively)	48,266	46,116
Non-control/Non-affiliate investments (amortized cost of $2,402,038 and $1,537,069, respectively)	2,341,162	1,483,616
Total investments at fair value (amortized cost of $3,117,057 and $2,099,313, respectively, Note 3)	3,038,808	2,094,221

Investments in money market funds	430,945	118,369
Total investments	3,469,753	2,212,590

Cash	2,219	2,825
Receivables for:
Interest, net	16,531	14,219
Dividends	11	1
Other	2,409	783
Prepaid expenses	227	421
Deferred financing costs	38,571	24,415
Total Assets	3,529,721	2,255,254

Liabilities
Credit facility payable (Note 4 and Note 8)	—	96,000
Senior convertible notes (Note 5 and Note 8)	847,500	447,500
Senior unsecured notes (Note 6 and Note 8)	100,000	100,000
Prospect Capital InterNotes® (Note 7 and Note 8)	164,993	20,638
Due to broker	38,291	44,533
Dividends payable	23,669	14,180
Due to Prospect Administration (Note 12)	373	658
Due to Prospect Capital Management (Note 12)	2,019	7,913
Accrued expenses	16,544	9,648
Other liabilities	9,697	2,210
Total Liabilities	1,203,086	743,280
Net Assets	$2,326,635	$1,511,974

Components of Net Assets
Common stock, par value $0.001 per share (500,000,000 common shares authorized; 215,173,410 and 139,633,870 issued and outstanding, respectively) (Note 9)	$215	$140
Paid-in capital in excess of par (Note 9)	2,379,742	1,544,801
Undistributed net investment income	82,817	23,667
Accumulated realized losses on investments	(57,890)	(51,542)
Unrealized depreciation on investments	(78,249)	(5,092)
Net Assets	$2,326,635	$1,511,974

Net Asset Value Per Share	$10.81	$10.83

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Three and Six Months Ended December 31, 2012 and 2011

(in thousands, except share and per share data)
(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

Investment Income
Interest Income: (Note 3)
Control investments	$33,239	$6,415	$51,158	$12,580
Affiliate investments	1,694	2,399	3,345	4,801
Non-control/Non-affiliate investments other than CLO securities	58,513	36,714	103,540	70,034
CLO fund securities	23,420	608	37,133	1,108
Total interest income	116,866	46,136	195,176	88,523

Dividend income:
Control investments	31,717	17,645	64,967	24,345
Non-control/Non-affiliate investments	230	1,384	3,185	1,733
Money market funds	8	-	11	1
Total dividend income	31,955	19,029	68,163	26,079

Other income: (Note 10)
Control investments	5,095	612	5,097	618
Affiliate investments	605	13	613	74
Non-control/Non-affiliate investments	11,514	1,473	20,622	7,311
Total other income	17,214	2,098	26,332	8,003
Total Investment Income	166,035	67,263	289,671	122,605

Operating Expenses
Investment advisory fees:
Base management fee (Note 12)	16,306	8,825	29,534	17,036
Income incentive fee (Note 12)	24,804	9,127	43,311	16,096
Total investment advisory fees	41,110	17,952	72,845	33,132

Interest and credit facility expenses	16,414	9,759	29,925	18,719
Legal fees	635	510	1,257	942
Valuation services	371	306	747	608
Audit, compliance and tax related fees	378	525	810	865
Allocation of overhead from Prospect Administration (Note 12)	2,139	1,117	4,323	2,233
Insurance expense	78	20	171	99
Directors’ fees	75	63	150	127
Excise tax (Note 2)	4,500	-	4,500	-
Other general and administrative expenses	1,119	503	1,700	1,495
Total Operating Expenses	66,819	30,755	116,428	58,220

Net Investment Income	99,216	36,508	173,243	64,385

Net realized (loss) gain on investments (Note 3)	(8,123)	13,498	(6,348)	(1,109)
Net change in unrealized (depreciation) appreciation on investments (Note 3)	(44,604)	14,486	(73,157)	41,116

Net Increase in Net Assets Resulting from Operations	$46,489	$64,492	$93,738	$104,392

Net increase in net assets resulting from operations per share: (Note 11 and Note 15)	$0.24	$0.59	$0.52	$0.96
Dividends declared per share	$0.31	$0.31	$0.61	$0.61

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
For The Six Months Ended December 31, 2012 and 2011

(in thousands, except share data)
(Unaudited)

	For The Six Months Ended December 31,
	2012	2011
Increase in Net Assets from Operations:
Net investment income	$173,243	$64,385
Net realized loss on investments	(6,348)	(1,109)
Net change in unrealized (depreciation) appreciation on investments	(73,157)	41,116
Net Increase in Net Assets Resulting from Operations	93,738	104,392

Dividends to Shareholders	(114,093)	(66,553)

Capital Share Transactions:
Net proceeds from issuance of common stock	829,503	15,060
Less: Offering costs of public share offerings	(1,514)	(165)
Reinvestment of dividends	7,027	5,393
Net Increase in Net Assets Resulting from Capital Share Transactions	835,016	20,288

Total Increase in Net Assets	814,661	58,127
Net assets at beginning of period	1,511,974	1,114,357
Net Assets at End of Period	$2,326,635	$1,172,484

Capital Share Activity:
Shares sold	69,407,632	1,500,000
Shares issued to acquire controlled investments	5,507,381	—
Shares issued through reinvestment of dividends	624,527	584,361
Net increase in capital share activity	75,539,540	2,084,361
Shares outstanding at beginning of period	139,633,870	107,606,690

Shares Outstanding at End of Period	215,173,410	109,691,051

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Six Months Ended December 31, 2012 and 2011
(in thousands, except share data)
(Unaudited)

	For The Six Months Ended December 31,

	2012	2011

Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$93,738	$104,392
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operations:
Net realized loss on investments	6,348	1,109
Net change in unrealized depreciation (appreciation) on investments	73,157	(41,116)
Amortization of discounts and premiums	(11,422)	(2,575)
Amortization of deferred financing costs	3,724	4,494
Payment-in-kind interest	(4,048)	(3,329)
Structuring fees	(24,273)	(7,356)

Change in operating assets and liabilities
Payments for purchases of investments	(1,432,490)	(366,587)
Proceeds from sale of investments and collection of investment principal	507,392	166,261
Net increase of investments in money market funds	(312,576)	(802)
Increase in interest receivable	(2,312)	(470)
Increase in dividends receivable	(10)	—
Increase in other receivables	(1,626)	(250)
Decrease (increase) in prepaid expenses	194	(286)
(Decrease) increase in due to broker	(6,242)	17,339
(Decrease) increase in due to Prospect Administration	(285)	416
(Decrease) increase in due to Prospect Capital Management	(5,894)	9,753
Increase in accrued expenses	6,896	90
Increase (decrease) in other liabilities	7,487	(848)
Net Cash Used In Operating Activities	(1,102,242)	(119,765)

Cash Flows from Financing Activities:
Borrowings under credit facility (Note 4)	99,000	442,300
Principal payments under credit facility (Note 4)	(195,000)	(274,500)
Issuance of Senior Convertible Notes (Note 5)	400,000	—
Issuance of Prospect Capital InterNotes® (Note 7)	144,355	—
Financing costs paid and deferred	(17,880)	(1,629)
Proceeds from issuance of common stock, net of underwriting costs	770,252	15,060
Offering costs from issuance of common stock	(1,514)	(165)
Dividends paid	(97,577)	(60,932)
Net Cash Provided By Financing Activities	1,101,636	120,134

Total (Decrease) Increase in Cash	(606)	369
Cash balance at beginning of period	2,825	1,492
Cash Balance at End of Period	$2,219	$1,861

Cash Paid For Interest	$17,442	$12,777

Non-Cash Financing Activity:
Amount of shares issued in connection with dividend reinvestment plan	$7,027	$5,393
Amount of shares issued in connection with controlled investments	$59,251	$—

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

			December 31, 2012 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (25.00% or greater of voting control)

AIRMALL USA, Inc. (27)	Pennsylvania / Property Management	Senior Secured Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor), due 6/30/2015)(3), (4)	$ 29,050	$ 29,050	$ 29,050	1.2%
		Senior Subordinated Term Loan (12.00% plus 6.00% PIK, due 12/31/2015)	12,500	12,500	12,500	0.5%
		Convertible Preferred Stock (9,919.684 shares)		9,920	8,202	0.4%
		Common Stock (100 shares)		—	—	0.0%
				51,470	49,752	2.1%
Ajax Rolled Ring & Machine, Inc.	South Carolina / Manufacturing	Senior Secured Note — Tranche A (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 4/01/2013)(3), (4)	19,910	19,910	19,910	0.9%
		Subordinated Secured Note — Tranche B (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor) plus 6.00% PIK, due 4/01/2013)(3), (4)	15,035	15,035	15,035	0.6%
		Subordinated Unsecured Note (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor) plus 6.00% PIK, due 12/31/2017)(4)	3,600	3,600	3,600	0.2%
		Convertible Preferred Stock — Series A (6,142.6 shares)		6,057	4,866	0.2%
		Unrestricted Common Stock (6 shares)		—	5	0.0%
				44,602	43,416	1.9%
APH Property Holdings, LLC(32)	Georgia / Real Estate	Senior Secured Note (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor) plus 2.00% PIK, due 10/24/2020)(4)	12,418	12,418	12,418	0.5%
		Common Stock (17,400 shares)		5,002	5,002	0.2%
				17,420	17,420	0.7%
AWCNC, LLC(19)	North Carolina / Machinery	Members Units — Class A (1,800,000 units)		—	—	0.0%
		Members Units — Class B-1 (1 unit)		—	—	0.0%
		Members Units — Class B-2 (7,999,999 units)		—	—	0.0%
				—	—	0.0%
Borga, Inc.	California / Manufacturing	Revolving Line of Credit — $1,000 Commitment (5.00% (PRIME + 1.75%) plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)(4), (25)	1,000	945	622	0.0%
		Senior Secured Term Loan B (8.50% (PRIME + 5.25%) plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)(4)	1,612	1,500	—	0.0%
		Senior Secured Term Loan C (12.00% plus 4.00% PIK plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)	9,546	707	—	0.0%
		Common Stock (100 shares)(21)		—	—	0.0%
		Warrants (33,750 warrants)(21)		—	—	0.0%
				3,152	622	0.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
December 31, 2012 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

			December 31, 2012 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (25.00% or greater of voting control)

CCPI Holdings Inc(33)	Ohio / Manufacturing	Senior Secured Note (10.00%, due 12/31/2017)	$ 17,888	$ 17,888	$ 17,888	0.8%
		Senior Secured Note (12.00% plus 7.00% PIK, due 6/30/2018)	7,526	7,526	7,526	0.3%
		Common Stock (100 shares)		8,581	8,581	0.4%
				33,995	33,995	1.5%
Credit Central Holdings of Delaware, LLC(34)	Ohio / Consumer Finance	Senior Secured Revolving Credit Facility - $60,000 Commitment (20.00%(LIBOR + 18.50% with 1.50% LIBOR floor), due 12/31/2020) (4), (25)	38,082	38,082	38,082	1.6%
		Common Stock (100 shares)		9,581	9,581	0.4%
				47,663	47,663	2.0%
Energy Solutions Holdings, Inc.(8)	Texas / Gas Gathering and Processing	Senior Secured Note (18.00%, due 12/11/2016)	5,000	5,000	5,000	0.2%
		Junior Secured Note (18.00%, due 12/12/2016)	12,000	12,000	12,000	0.5%
		Senior Secured Note to Vessel Holdings LLC (18.00%, due 12/12/2016)	3,500	3,500	3,500	0.2%
		Subordinated Secured Note to Freedom Marine Holdings, LLC (12.00% (LIBOR + 6.11% with 5.89% LIBOR floor) plus 4.00% PIK, in non-accrual status effective 10/1/2010, due 12/31/2011) (4)	13,628	12,503	5,896	0.3%
		Senior Secured Debt to Yatesville Coal Holdings, Inc. (Non-accrual status effective 1/1/2009, past due)	1,449	1,449	—	0.0%
		Escrow		—	4,997	0.2%
		Common Stock (100 shares)		8,318	8,507	0.4%
				42,770	39,900	1.8%
First Tower Holdings of Delaware, LLC.(22), (29)	Mississippi / Consumer Finance	Senior Secured Revolving Credit Facility — $400,000 Commitment (20.00% (LIBOR + 18.50% with 1.50% LIBOR floor), due 6/30/2022) (4), (25)	264,760	264,760	264,760	11.4%
		Common Stock (83,729,323 shares)		43,193	45,649	2.0%
		Net Revenue Interest (5% of Net Revenue & Distributions)		—	—	0.0%
				307,953	310,409	13.4%
Manx Energy, Inc. (“Manx”)(12)	Kansas / Oil & Gas Production	Senior Secured Note (13.00%, in non-accrual status effective 1/19/2010, due 6/21/2013)	3,550	3,550	—	0.0%
		Preferred Stock (6,635 shares)		6,307	—	0.0%
		Common Stock (17,082 shares)		1,170	—	0.0%
				11,027	—	0.0%
NMMB Holdings, Inc. (24)	New York / Media	Senior Term Loan (14.00%, due 5/6/2016)	19,000	19,000	18,975	0.8%
		Senior Subordinated Term Loan (15.00%, due 5/6/2016)	2,800	2,800	1,225	0.1%
		Series A Preferred Stock (4,400 shares)		4,400	—	0.0%
				26,200	20,200	0.9%
R-V Industries, Inc.	Pennsylvania / Manufacturing	Senior Subordinated Note (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor,) due 5/30/2018)	9,500	9,500	9,500	0.4%
		Warrants (200,000 warrants, expiring 6/30/2017) (4)		1,682	6,299	0.3%
		Common Stock (545,107 shares)		5,087	17,167	0.7%
				16,269	32,966	1.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
December 31, 2012 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

			December 31, 2012 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (25.00% or greater of voting control)

The Healing Staff, Inc.(9)	North Carolina / Contracting	Secured Promissory Notes (15.00%, in non-accrual status effective 12/22/2010, due 3/21/2012 – 12/18/2013)	$ 2,581	$ 2,580	$ —	0.0%
		Senior Demand Note (15.00%, in non-accrual status effective 11/1/2010, past due)	1,170	1,170	—	0.0%
		Common Stock (1,000 shares)		—	—	0.0%
				3,750	—	0.0%
Valley Electric Co. of Mt. Vernon, Inc(35)	Washington / Construction & Engineering	Senior Secured Note (9.00% (LIBOR + 6.00%, with 3.00% LIBOR floor) plus 9.00% PIK, due 12/31/2018) (4)	32,572	32,572	32,572	1.4%
		Senior Secured Note (8.00% (LIBOR + 5.00% with 3.00% LIBOR floor) plus 2.50% PIK, due 12/31/2017) (4)	10,000	10,000	10,000	0.4%
		Common Stock (50,000 Shares)		9,526	9,526	0.4%
				52,098	52,098	2.2%
Wolf Energy Holdings, Inc. (12)	Kansas / Oil & Gas Production	Appalachian Energy Holdings, LLC (“AEH”) — Senior Secured First Lien Note (8.00%, in non-accrual status effective 1/19/2010, due 6/21/2013)	2,540	2,000	235	0.0%
		Coalbed, LLC — Senior Secured Note (8.00%, in non-accrual status effective 1/19/2010, due 6/21/2013) (6)	7,620	5,991	704	0.0%
		Common Stock (100 Shares)		—	—	0.0%
				7,991	939	0.0%
Total Control Investments				666,360	649,380	27.9%

Affiliate Investments (5.00% to 24.99% voting control)

BNN Holdings Corp., (f/k/a Biotronic NeuroNetwork)	Michigan / Healthcare	Senior Secured Note (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor), due 12/17/2017) (4)	29,850	29,850	29,850	1.3%
		Preferred Stock Series A (9,925.455 shares) (13)		2,300	2,144	0.1%
		Preferred Stock Series B (1,753.64 shares) (13)		579	540	0.0%
				32,729	32,534	1.4%
Boxercraft Incorporated (20)	Georgia / Textiles & Leather	Senior Secured Term Loan A (10.00% plus 5.00% PIK, due 9/16/2013)	1,677	1,626	1,651	0.1%
		Senior Secured Term Loan B (10.00% plus 5.00% PIK, due 9/16/2013)	4,792	4,528	4,691	0.2%
		Senior Secured Term Loan C (10.00% plus 5.00% PIK, due 9/16/2013) due 9/16/2013)	2,323	2,323	2,274	0.1%
		Senior Secured Term Loan (10.00% plus 5.00% PIK, due 3/16/2014)	8,153	7,453	7,116	0.3%
		Preferred Stock (1,000,000 shares)		—	—	0.0%
		Common Stock (10,000 shares)		—	—	0.0%
		Warrants (1 warrant, expiring 8/31/2022)		—	—	0.0%
				15,930	15,732	0.7%
Smart, LLC(14)	New York / Diversified / Conglomerate Service	Membership Interest		—	—	0.0%
				—	—	0.0%
Total Affiliate Investments				48,659	48,266	2.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
December 31, 2012 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

			December 31, 2012 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

ADAPCO, Inc.	Florida / Ecological	Common Stock (5,000 shares)		$ 141	$ 282	0.0%
				141	282	0.0%
Aderant North America, Inc.	Georgia / Software & Computer Services	Second Lien Term Note (11.00%, PRIME + 7.75)%, due 6/20/2019) (4)	$ 7,000	6,895	6,895	0.3%
				6,895	6,895	0.3%
Aircraft Fasteners International, LLC	California / Machinery	Convertible Preferred Stock (32,500 units)		396	517	0.0%
				396	517	0.0%
American Gilsonite Company	Utah / Specialty Minerals	Second Lien Term Note (11.50%, due 9/1/2017)	38,500	38,500	38,500	1.7%
		Membership Interest in AGC/PEP, LLC (99.9999%)(15)		—	5,036	0.2%
				38,500	43,536	1.9%
Apidos CLO VIII, Ltd. (22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	19,730	18,597	19,347	0.8%
				18,597	19,347	0.8%
Apidos CLO IX, Ltd. (22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	20,525	19,810	19,357	0.8%
				19,810	19,357	0.8%
Apidos CLO XI, Ltd. (22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	38,340	38,291	38,291	1.6%
				38,291	38,291	1.6%
Archipelago Learning, Inc.	Minnesota / Consumer Services	Second Lien Debt (11.25% (LIBOR + 9.75% with 1.50% LIBOR floor), due 5/17/2019) (4), (16)	50,000	48,118	50,000	2.1%
				48,118	50,000	2.1%
Arctic Glacier U.S.A, Inc.	Canada / Food Products	Subordinated Unsecured (12.00% plus 3.00% PIK , due 7/27/2019)	86,118	86,118	86,118	3.7%
				86,118	86,118	3.7%
Babson CLO Ltd 2011-I. (22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	35,000	34,634	35,470	1.5%
				34,634	35,470	1.5%
Babson CLO Ltd 2012-IA. (22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	29,075	26,199	27,182	1.2%
				26,199	27,182	1.2%
Babson CLO Ltd 2012-IIA. (22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	27,850	29,029	27,072	1.2%
				29,029	27,072	1.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
December 31, 2012 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

			December 31, 2012 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Byrider Systems Acquisition Corp(22)	Indiana / Auto Finance	Senior Subordinated Notes (12.00% plus 2.00% PIK, due 11/3/2016) (3)	$ 15,755	$ 15,755	$ 15,755	0.7%
				15,755	15,755	0.7%
Caleel + Hayden, LLC (14), (31)	Colorado / Personal & Nondurable Consumer Products	Membership Units (7,500 shares)		351	1,210	0.1%
				351	1,210	0.1%
Capstone Logistics, LLC (4)	Georgia / Commercial Services	Senior Secured Term Loan A (7.50% (LIBOR + 5.50% with 2.00% LIBOR floor), due 9/16/2016)	30,705	30,705	30,705	1.3%
		Senior Secured Term Loan B (13.50% (LIBOR + 11.50% with 2.00% LIBOR floor), due 9/16/2016)(3)	38,434	38,434	38,434	1.7%
				69,139	69,139	3.0%
Cargo Airport Services USA, LLC	New York / Transportation	Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 3/31/2016) (3), (4)	47,273	47,273	47,273	2.0%
		Common Equity (1.6 units)		1,639	2,121	0.1%
				48,912	49,394	2.1%
CIFC Funding 2011-I, Ltd. (4), (22)	Cayman Islands / Diversified Financial Services	Secured Class D Notes (5.32% (LIBOR + 5.00%), due 1/19/2023)	19,000	14,902	16,097	0.7%
		Unsecured Class E Notes (7.32% (LIBOR + 7.00%), due 1/19/2023)	15,400	12,557	13,292	0.6%
				27,459	29,389	1.3%
The Copernicus Group, Inc.	North Carolina / Healthcare	Escrow Receivable		—	314	0.0%
				—	314	0.0%
Coverall North America, Inc.	Florida / Commercial Services	Senior Secured Term Loan (11.50% (LIBOR + 8.50% with 3.00% floor), due 12/17/2017)(4)	39,800	39,800	39,800	1.7%
				39,800	39,800	1.7%
CP Well Testing, LLC	Oklahoma / Oil & Gas Products	Senior Secured Term Loan (13.50% (LIBOR + 11.00% with 2.50% floor), due 10/03/2017)(4)	21,366	21,366	21,366	0.9%
				21,366	21,366	0.9%
CRT MIDCO, LLC	Wisconsin / Media	Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 6/30/2017)(3), (4)	72,750	72,750	72,750	3.1%
				72,750	72,750	3.1%
Deltek, Inc.	Virginia/ Software & Computer Services	Second Lien Term Loan (10.00% (LIBOR + 8.75% with 1.25% LIBOR floor), due 10/10/2019)(4)	12,000	11,824	11,824	0.5%
				11,824	11,824	0.5%
Diamondback Operating, LP	Oklahoma / Oil & Gas Production	Net Profits Interest (15.00% payable on Equity distributions)(7)		—	—	0.0%
				—	—	0.0%
Empire Today, LLC	Illinois / Durable Consumer Products	Senior Secured Note (11.375%, due 2/1/2017)	15,700	15,293	15,700	0.7%
				15,293	15,700	0.7%
EIG Investors Corp.	Massachusetts / Software & Computer Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% floor), due 5/09/2020) (4), (16)	22,000	21,783	21,783	0.9%
				21,783	21,783	0.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
December 31, 2012 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

			December 31, 2012 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Evanta Ventures, Inc.(11)	Oregon / Commercial Services	Subordinated Unsecured (12.00% plus 1.00% PIK, due 9/28/2018)	$ 10,427	$ 10,427	$ 10,427	0.5%
				10,427	10,427	0.5%
Fairchild Industrial Products, Co.	North Carolina / Electronics	Escrow Receivable	—	—	151	0.0%
				—	151	0.0%
Fischbein, LLC	North Carolina / Machinery	Escrow Receivable		—	520	0.0%
		Membership Class A (875,000 units)		875	2,314	0.1%
				875	2,834	0.1%
Focus Brands, Inc.(4)	Georgia / Consumer Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 8/21/2018)	18,000	17,713	17,713	0.8%
				17,713	17,713	0.8%
FPG, LLC (4)	Illinois / Durable Consumer Products	Senior Secured Term Loan (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 1/20/2017)	21,875	21,875	21,875	0.9%
		Common Stock (5,638 shares)		27	78	0.0%
				21,902	21,953	0.9%
Galaxy XII CLO, Ltd. (22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	22,000	21,675	22,090	1.0%
				21,675	22,090	1.0%
Grocery Outlet Inc.	California / Retail	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 6/17/2019)	17,500	17,150	17,489	0.8%
				17,150	17,489	0.8%
Gulf Coast Machine & Supply Company	Texas / Manufacturing	Senior Secured Term Loan (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor), due 10/12/2017)	41,738	41,738	41,738	1.8%
				41,738	41,738	1.8%
H&M Oil & Gas, LLC	Texas / Oil & Gas Production	Senior Secured Note (13.00% (LIBOR + 7.50% with 5.50% LIBOR floor) plus 3.00% PIK, plus 2.00% default interest, in non-accrual status effective 1/1/2011, past due)(4)	63,782	60,019	26,785	1.2%
		Senior Secured Note (18.00% PIK, in non-accrual status effective 4/27/2012, past due)	4,616	4,130	4,616	0.2%
		Senior Secured Note (8.00% PIK, due 3/31/2013)	130	129	127	0.0%
		Net Profits Interest (8.00% payable on Equity distributions)(7)		—	—	0.0%
				64,278	31,528	1.4%
Halcyon Loan Advisors Funding 2012-I, Ltd. (22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	23,188	22,905	22,604	1.0%
				22,905	22,604	1.0%
Hoffmaster Group, Inc. (4)	Wisconsin / Durable Consumer Products	Second Lien Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 1/3/2019)	20,000	19,820	19,820	0.9%
		Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 1/3/2019)	1,000	990	990	0.0%
				20,810	20,810	0.9%
ICON Health & Fitness, Inc.	Utah / Durable Consumer Products	Senior Secured Note (11.875% , due 10/15/2016) (3)	43,100	43,335	41,881	1.8%
				43,335	41,881	1.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
December 31, 2012 (Unaudited) and June 30, 2012 (Audited)

(in thousands, except share data)

			December 31, 2012 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

IDQ Holdings, Inc.	Texas / Automobile	Senior Secured Note (11.50%, due 4/1/2017)	$ 12,500	$ 12,279	$ 12,500	0.5%
				12,279	12,500	0.5%
ING IM CLO 2012-II, Ltd. (22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	38,070	37,670	37,628	1.6%
				37,670	37,628	1.6%
ING IM CLO 2012- III, Ltd. (22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	46,632	46,603	46,738	2.0%
				46,603	46,738	2.0%
ING IM CLO 2012- IV, Ltd. (22)	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest)	40,612	39,672	40,402	1.7%
				39,672	40,402	1.7%
Injured Workers Pharmacy LLC	Massachusetts / Healthcare	Second Lien Debt (12.00% (LIBOR + 7.50% with 4.50% LIBOR floor) plus 1.00% PIK, due 11/4/2017) (3), (4)	15,177	15,177	15,177	0.7%
				15,177	15,177	0.7%
Interdent, Inc.	California / Healthcare	Revolving Line of Credit — $10,000 Commitment (10.50% (LIBOR + 8.25% with 2.25% LIBOR floor), due 2/3/2013)(4), (25)	6,250	6,250	6,250	0.3%
		Senior Secured Term Loan A (8.00% (LIBOR + 6.50% with 1.50% LIBOR floor), due 8/3/2017) (4)	54,313	54,313	54,313	2.3%
		Senior Secured Term Loan B (13.00% (LIBOR + 10.00% with 3.00% LIBOR floor), due 8/3/2017)(3), (4)	55,000	55,000	55,000	2.4%
				115,563	115,563	5.0%
JHH Holdings, Inc.	Texas / Healthcare	Second Lien Debt (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor) plus 1.50% PIK, due 6/23/2018) (3), (4)	15,938	15,938	15,938	0.7%
				15,938	15,938	0.7%
LaserShip, Inc.(4)	Virginia / Transportation	Revolving Line of Credit — $5,000 Commitment (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 12/21/2014) (25)	—	—	—	0.0%
		Senior Secured Term Loan (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 12/21/2017)	37,500	37,500	37,500	1.6%
				37,500	37,500	1.6%
LHC Holdings Corp.	Florida / Healthcare	Revolving Line of Credit — $750 Commitment (8.50% (LIBOR + 6.00% with 2.50% LIBOR floor), due 5/31/2015) (4), (25), (26)	—	—	—	0.0%
		Senior Subordinated Debt (10.50%, due 5/31/2015)(3)	3,565	3,498	3,498	0.2%
		Membership Interest (125 units)		216	238	0.0%
				3,714	3,736	0.2%
Madison Park Funding IX, Ltd.(22)	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest)	31,110	27,291	27,510	1.2%
				27,291	27,510	1.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
December 31, 2012 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

			December 31, 2012 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Material Handling Services, LLC	Ohio / Business Services	Senior Secured Term Loan (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor), due 7/5/2017) (3), (4)	$ 27,720	$ 27,720	$ 27,720	1.2%
		Senior Secured Term Loan (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor), due 12/21/2017)(4)	38,150	38,150	38,150	1.6%
				65,870	65,870	2.8%
Maverick Healthcare, LLC	Arizona / Healthcare	Preferred Units (1,250,000 units)		1,252	1,849	0.1%
		Common Units (1,250,000 units)		—	127	0.0%
				1,252	1,976	0.1%
Medical Security Card Company, LLC(4)	Arizona / Healthcare	Revolving Line of Credit - $1,500 Commitment (9.50% (LIBOR + 7.00% with 2.50% LIBOR floor), due 2/1/2016) (25)	—	—	—	0.0%
		First Lien Term Loan (11.25% (LIBOR + 8.75% with 2.50% LIBOR floor), due 2/1/2016)(3)	16,292	16,292	16,292	0.7%
				16,292	16,292	0.7%
National Bankruptcy Services, LLC (3),(4)	Texas / Diversified Financial Services	Senior Subordinated Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor) plus 1.50% PIK, due 7/17/2017)	18,543	18,543	18,543	0.8%
				18,543	18,543	0.8%
Naylor, LLC (4)	Florida / Media	Revolving Line of Credit - $2,500 Commitment (11.00% (LIBOR + 8.00% with 3.00% LIBOR floor), due 6/7/2017) (25)	—	—	—	0.0%
		Senior Secured Term Loan (11.00% (LIBOR + 8.00% with 3.00% LIBOR floor), due 6/7/2017) (3)	47,385	47,385	47,385	2.0%
				47,385	47,385	2.0%
New Century Transportation, Inc.	New Jersey / Transportation	Senior Subordinated Term Loan (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor) plus 3.00%, PIK due 2/3/2018) (3), (4)	44,442	44,442	44,442	1.9%
				44,442	44,442	1.9%
New Meatco Provisions, LLC	California / Food Products	Senior Subordinated Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor) plus 4.00%, PIK due 4/18/2016) (4)	12,696	12,696	4,837	0.2%
				12,696	4,837	0.2%
New Star Metals, Inc.	Indiana / Metal Services & Minerals	Senior Subordinated Term Loan (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor) plus 1.00%, PIK due 2/2/2018) (4)	32,114	32,114	32,114	1.4%
				32,114	32,114	1.4%
Nixon, Inc.	California / Durable Consumer Products	Senior Secured Term Loan (8.75% plus 2.75% PIK, due 4/16/2018)(16)	15,298	15,023	14,780	0.6%
				15,023	14,780	0.6%
Nobel Learning Communities, Inc.	Pennsylvania / Consumer Services	Subordinated Unsecured (11.50% plus 1.50% PIK, due 8/9/2017)	15,225	15,225	15,225	0.7%
				15,225	15,225	0.7%
NRG Manufacturing, Inc.	Texas / Manufacturing	Escrow Receivable		—	8,070	0.3%
				—	8,070	0.3%
Out Rage, LLC (4)	Wisconsin / Durable Consumer Products	Revolving Line of Credit - $1,500 Commitment (11.00% (LIBOR + 8.00% with 3.00% LIBOR floor), due 3/02/2013)(25)	—	—	—	0.0%
		Senior Secured Term Loan (11.00% (LIBOR + 8.00% with 3.00% LIBOR floor), due 3/2/2015)	10,476	10,476	10,382	0.4%
				10,476	10,382	0.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
December 31, 2012 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

			December 31, 2012 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Pelican Products, Inc. (16)	California / Durable Consumer Products	Subordinated Secured (11.50% (LIBOR + 10.00% with 1.50% LIBOR floor), due 6/14/2019) (4)	15,000	$ 14,714	$ 15,000	0.6%
				14,714	15,000	0.6%
Pinnacle (US) Acquisition Co Limited (16)	Texas / Software & Computer Services	Second Lien Term Loan (10.50% (LIBOR + 8.25% with 2.25% LIBOR floor), due 8/3/2020) (4)	10,000	9,807	10,000	0.4%
				9,807	10,000	0.4%
Pre-Paid Legal Services, Inc.(16)	Oklahoma / Consumer Services	Senior Subordinated Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 12/31/2016)(3), (4)	5,000	5,000	4,889	0.2%
				5,000	4,889	0.2%
Prince Mineral Holding Corp.	New York / Metal Services & Minerals	Senior Secured Term Loan (11.50%, due 12/15/2019)	10,000	9,883	9,883	0.4%
				9,883	9,883	0.4%
Progrexion Holdings, Inc.(4),(28)	Utah / Consumer Services	Senior Secured Term Loan (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor), due 9/14/2017) (3)	154,500	154,500	154,500	6.7%
				154,500	154,500	6.7%
Rocket Software, Inc. (3), (4)	Massachusetts / Software & Computer Services	Second Lien Term Loan (10.25% (LIBOR + 8.75% with 1.50% LIBOR floor), due 2/8/2019)	15,000	14,727	14,895	0.7%
				14,727	14,895	0.7%
Royal Adhesives & Sealants, LLC	Indiana / Chemicals	Senior Subordinated Unsecured Term Loan (12.00% plus 2.00% PIK due 11/29/2016)	28,084	28,084	28,084	1.2%
				28,084	28,084	1.2%
Ryan, LLC. (4)	Texas / Business Services	Subordinated Secured (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor) plus 3.00% PIK, due 6/30/2018)	70,000	70,000	70,000	3.0%
				70,000	70,000	3.0%
Seaton Corp.	Illinois / Business Services	Subordinated Secured (12.50% (LIBOR + 9.00% with 3.50% LIBOR floor) plus 2.00% PIK, due 3/14/2014) (3), (4)	3,305	3,214	3,305	0.1%
		Subordinated Secured (12.50% (LIBOR + 9.00% with 3.50% LIBOR floor) plus 2.00% PIK, due 3/14/2015) (4)	10,000	10,000	10,000	0.4%
				13,214	13,305	0.5%
Skillsoft Public Limited Company (22)	Ireland / Software & Computer Services	Subordinated Unsecured (11.125%, due 6/1/2018)	15,000	14,922	15,000	0.6%
				14,922	15,000	0.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
December 31, 2012 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

			December 31, 2012 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Snacks Holding Corporation	Minnesota / Food Products	Senior Subordinated Unsecured Term Loan (12.00% plus 1.00% PIK, due 11/12/2017)	$ 15,327	$ 14,865	$ 15,327	0.7%
		Series A Preferred Stock (4,021.45 shares)		56	79	0.0%
		Series B Preferred Stock (1,866.10 shares)		56	79	0.0%
		Warrant (to purchase 31,196.52 voting common shares, expires 11/12/2020)		479	671	0.0%
				15,456	16,156	0.7%
Southern Management Corporation(22), (30)	South Carolina / Consumer Finance	Second Lien Term Loan (12.00% plus 5.00% PIK due 5/31/2017)	17,568	17,568	17,568	0.8%
				17,568	17,568	0.8%
Spartan Energy Services, Inc.(4)	Louisiana / Energy	Senior Secured Term Loan (10.50% (LIBOR + 9.00% with 1.50% LIBOR floor), due 12/28/2017)	30,000	30,000	30,000	1.3%
				30,000	30,000	1.3%
Sport Helmets Holdings, LLC(14)	New York / Personal & Nondurable Consumer Products	Escrow Receivable		—	375	0.0%
				—	375	0.0%
Springs Window Fashions, LLC	Wisconsin / Durable Consumer Products	Second Lien Term Loan (11.25% (LIBOR + 9.25% with 2.00% LIBOR floor), due 11/30/2017)(3), (4)	35,000	35,000	34,970	1.5%
				35,000	34,970	1.5%
Stauber Performance Ingredients, Inc. (3), (4)	California / Food Products	Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 1/21/2016)	19,576	19,576	19,576	0.8%
		Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 5/21/2017)	10,369	10,369	10,369	0.4%
				29,945	29,945	1.2%
Stryker Energy, LLC	Ohio / Oil & Gas Production	Subordinated Secured Revolving Credit Facility — $50,300 Commitment (8.50% (LIBOR + 7.00% with 1.50% LIBOR floor) plus 3.75% PIK, in non-accrual status effective 12/1/2011, due 12/1/2015) (4), (25)	34,090	32,712	—	0.0%
		Overriding Royalty Interests(18)		—	1,552	0.1%
				32,712	1,552	0.1%
Symphony CLO, IX Ltd. (22)	Cayman Islands / Diversified Financial Services	LP Certificates (Residual Interest)	45,500	42,924	44,359	2.0%
				42,924	44,359	2.0%
System One Holdings, LLC(4)	Pennsylvania / Business Services	Senior Secured Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 12/31/2018)	32,000	32,000	32,000	1.4%
				32,000	32,000	1.4%
Targus Group International, Inc.(16)	California / Durable Consumer Products	First Lien Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 5/25/2016) (3), (4)	23,640	23,285	23,640	1.0%
				23,285	23,640	1.0%
TB Corp.	Texas / Consumer Services	Senior Subordinated Note (12.00% plus 1.50% PIK, due 12/18/2018)	23,212	23,212	23,212	1.0%
				23,212	23,212	1.0%
The Petroleum Place Inc.	Colorado / Software & Computer Services	Second Lien Term Loan (10.00% (LIBOR + 8.75% with 1.25% LIBOR floor), due 5/20/2019)	22,000	21,673	21,673	0.9%
				21,673	21,673	0.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
December 31, 2012 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

			December 31, 2012 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

TransFirst Holdings, Inc(4)	New York / Software & Computer Services	Second Lien Term Loan (11.00%, (LIBOR + 9.75% with 1.25% floor) due 6/27/2018)	$ 5,000	$ 4,850	$ 4,893	0.2%
				4,850	4,893	0.2%
Totes Isotoner Corporation	Ohio / Nondurable Consumer Products	Second Lien Term Loan (10.75%, (LIBOR + 9.25% with 1.50% LIBOR floor) due 1/8/2018) (3), (4)	39,000	39,000	38,841	1.7%
				39,000	38,841	1.7%
United Sporting Companies, Inc.(5)	South Carolina / Durable Consumer Products	Second Lien Term Loan (12.75% (LIBOR + 11.00% with 1.75% LIBOR floor), due 5/16/2018)(4)	100,000	100,000	100,000	4.3%
				100,000	100,000	4.3%
Wind River Resources Corp. and Wind River II Corp.	Utah / Oil & Gas Production	Senior Secured Note (13.00% (LIBOR + 7.50% with 5.50% LIBOR floor) plus 3.00% default interest on principal, 16.00% default interest on past due interest, in non-accrual status effective 12/1/2008, past due)(4)	14,750	14,750	—	0.0%
		Net Profits Interest (5.00% payable on Equity distributions)(7)		—	—	0.0%
				14,750	—	0.0%
		Total Non-control/Non-affiliate Investments (Level 3 Investments)		2,401,919	2,341,057	100.6%

		Total Level 3 Portfolio Investments		3,116,938	3,038,703	130.6%

LEVEL 1 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Allied Defense Group, Inc.	Virginia / Aerospace & Defense	Common Stock (10,000 shares)	56	—	0.0%
			56	—	0.0%
Dover Saddlery, Inc.	Massachusetts / Retail	Common Stock (30,974 shares)	63	102	0.0%
			63	102	0.0%
LyondellBasell Industries N.V(22)	The Netherlands / Chemicals	Common Stock (54 shares)	—	3	0.0%
			—	3	0.0%
		Total Non-control/Non-affiliate Investments (Level 1 Investments)	119	105	0.0%

		Total Portfolio Investments	3,117,057	3,038,808	130.6%

SHORT TERM INVESTMENTS: Money Market Funds (Level 2 Investments)

Fidelity Institutional Money Market Funds — Government Portfolio (Class I)			310,316	310,316	13.3%
Fidelity Institutional Money Market Funds — Government Portfolio (Class I) (3)			120,628	120,628	5.2%
Victory Government Money Market Funds			1	1	0.0%

		Total Money Market Funds	430,945	430,945	18.5%

		Total Investments	3,548,002	3,469,753	149.1%

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2012 (Unaudited) and June 30, 2012 (Audited)
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
December 31, 2012 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

			June 30, 2012 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (25.00% or greater of voting control)

Energy Solutions Holdings, Inc.(8)	Texas / Gas Gathering and Processing	Senior Secured Note (18.00%, due 12/11/2016) (3)	$ 25,000	$ 25,000	$ 25,000	1.7%
		Junior Secured Note (18.00%, due 12/12/2016) (3)	12,000	12,000	12,000	0.8%
		Senior Secured Note to Vessel Holdings LLC (18.00%, due 12/12/2016)	3,500	3,500	3,500	0.2%
		Subordinated Secured Note to Freedom Marine Holdings, LLC (12.00% (LIBOR + 6.11% with 5.89% LIBOR floor) plus 4.00% PIK, in non-accrual status effective 10/1/2010, due 12/31/2011) (4)	13,352	12,504	5,603	0.4%
		Senior Secured Debt to Yatesville Coal Holdings, Inc. (Non-accrual status effective 1/1/2009, past due)	1,449	1,449	—	0.0%
		Escrow Receivable		—	9,825	0.6%
		Common Stock (100 shares)		8,792	70,940	4.7%
				63,245	126,868	8.4%
First Tower Holdings of Delaware, LLC. (22), (29)	Mississippi / Consumer Finance	Senior Secured Revolving Credit Facility — $400,000 Commitment (20.00% (LIBOR + 18.50% with 1.50% LIBOR floor), due 6/30/2022) (25)	244,760	244,760	244,760	16.2%
		Common Stock (83,729,323 shares)		43,193	43,193	2.9%
		Net Revenue Interest (5% of Net Revenue & Distributions)		—	—	0.0%
				287,953	287,953	19.1%
Integrated Contract Services, Inc.(9)	North Carolina / Contracting	Secured Promissory Notes (15.00%, in non-accrual status effective 12/22/2010, due 3/21/2012 – 12/18/2013) (10)	2,581	2,580	—	0.0%
		Senior Demand Note (15.00%, in non-accrual status effective 11/1/2010, past due)(10)	1,170	1,170	—	0.0%
		Senior Secured Note (7.00% plus 7.00% PIK plus 6.00% default interest, in non-accrual status effective 10/9/2007, past due)	300	—	—	0.0%
		Junior Secured Note (7.00% plus 7.00% PIK plus 6.00% default interest, in non-accrual status effective 10/9/2007, past due)	11,520	11,520	—	0.0%
		Preferred Stock — Series A (10 shares)		—	—	0.0%
		Common Stock (49 shares)		679	—	0.0%
				15,949	—	0.0%
Manx Energy, Inc. (“Manx”)(12)	Kansas / Oil & Gas Production	Senior Secured Note (13.00%, in non-accrual status effective 1/19/2010, due 6/21/2013)	3,550	3,550	—	0.0%
		Preferred Stock (6,635 shares)		6,307	—	0.0%
		Common Stock (17,082 shares)		1,170	—	0.0%
				11,027	—	0.0%
NMMB Holdings, Inc. (24)	New York / Media	Senior Term Loan (14.00%, due 5/6/2016)	21,700	21,700	21,700	1.4%
		Senior Subordinated Term Loan (15.00%, due 5/6/2016)	2,800	2,800	2,800	0.2%
		Series A Preferred Stock (4,400 shares)		4,400	252	0.0%
				28,900	24,752	1.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
December 31, 2012 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

			June 30, 2012 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (25.00% or greater of voting control)

R-V Industries, Inc.	Pennsylvania / Manufacturing	Warrants (200,000 warrants, expiring 6/30/2017)		$ 1,682	$ 6,403	0.4%
		Common Stock (545,107 shares)		5,087	17,453	1.2%
				6,769	23,856	1.6%
Wolf Energy Holdings, Inc. (12)	Kansas / Oil & Gas Production	Appalachian Energy Holdings, LLC (“AEH”) — Senior Secured First Lien Note (8.00%, in non-accrual status effective 1/19/2010, due 6/21/2013)	$ 2,437	2,000	—	0.0%
		Coalbed, LLC — Senior Secured Note (8.00%, in non-accrual status effective 1/19/2010, due 6/21/2013) (6)	7,311	5,991	—	0.0%
		Common Stock (100 Shares)		—	—	0.0%
				7,991	—	0.0%
		Total Control Investments		518,015	564,489	37.3%

Affiliate Investments (5.00% to 24.99% voting control)

BNN Holdings Corp., (f/k/a Biotronic NeuroNetwork)	Michigan / Healthcare	Senior Secured Note (11.50% (LIBOR + 7.00% with 4.50% LIBOR floor) plus 1.00% PIK, due 2/21/2013)(3), (4)	26,227	26,227	26,227	1.8%
		Preferred Stock Series A (9,925.455 shares)(13)		2,300	2,151	0.2%
		Preferred Stock Series B (1,753.64 shares)(13)		579	542	0.0%
				29,106	28,920	2.0%
Boxercraft Incorporated	Georgia / Textiles & Leather	Senior Secured Term Loan A (9.50% (LIBOR + 6.50% with 3.00% LIBOR floor), due 9/16/2013)(3), (4)	1,644	1,532	1,644	0.1%
		Senior Secured Term Loan B (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor), due 9/16/2013)(3), (4)	4,698	4,265	4,698	0.3%
		Senior Secured Term Loan C (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 9/16/2013)(3), (4)	2,277	2,277	2,277	0.2%
		Senior Secured Term Loan (12.00% plus 3.00% PIK, due 3/16/2014)(3)	7,966	7,049	7,966	0.5%
		Preferred Stock (1,000,000 shares)		—	576	0.0%
		Common Stock (10,000 shares)		—	—	0.0%
				15,123	17,161	1.1%
Smart, LLC(14)	New York / Diversified / Conglomerate Service	Membership Interest		—	35	0.0%
				—	35	0.0%
		Total Affiliate Investments		44,229	46,116	3.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
December 31, 2012 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

			June 30, 2012 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

ADAPCO, Inc.	Florida / Ecological	Common Stock (5,000 shares)		$ 141	$ 240	0.0%
				141	240	0.0%
Aircraft Fasteners International, LLC	California / Machinery	Convertible Preferred Stock (32,500 units)		396	471	0.0%
				396	471	0.0%
American Gilsonite Company	Utah / Specialty Minerals	Senior Subordinated Note (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/10/2016)(3), (4)	$ 30,232	30,232	30,232	2.0%
		Senior Subordinated Note (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/10/2016)(4)	7,500	7,500	7,500	0.5%
		Membership Interest in AGC/PEP, LLC (99.9999%)(15)		—	6,830	0.5%
				37,732	44,562	3.0%
Apidos CLO VIII, Ltd. (22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	19,730	18,056	19,509	1.3%
				18,056	19,509	1.3%
Apidos CLO IX, Ltd. (22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	20,525	18,723	18,723	1.2%
				18,723	18,723	1.2%
Archipelago Learning, Inc.	Minnesota / Consumer Services	Second Lien Debt (11.25% (LIBOR + 9.75% with 1.50% LIBOR floor), due 5/17/2019) (4), (16)	50,000	48,022	49,271	3.3%
				48,022	49,271	3.3%
Babson CLO Ltd 2011-I. (22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	35,000	33,080	34,244	2.3%
				33,080	34,244	2.3%
Babson CLO Ltd 2012-IA. (22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	29,075	27,014	27,197	1.8%
				27,014	27,197	1.8%
Babson CLO Ltd 2012-IIA. (22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	27,850	27,486	27,017	1.8%
				27,486	27,017	1.8%
Blue Coat Systems, Inc. (3), (4)	Massachusetts / Software & Computer Services	Second Lien Term Loan (11.50% (LIBOR + 10.00% with 1.50% LIBOR floor), due 8/15/2018)	25,000	24,279	25,000	1.7%
				24,279	25,000	1.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
December 31, 2012 (Unaudited) and June 30, 2012 (Audited)
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
December 31, 2012 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

			June 30, 2012 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Fischbein, LLC	North Carolina / Machinery	Senior Subordinated Debt (12.00% plus 2.00% PIK, due 10/31/2016)	$ 3,413	$ 3,413	$ 3,413	0.3%
		Escrow Receivable		—	565	0.0%
		Membership Class A (875,000 units)		875	2,036	0.1%
				4,288	6,014	0.4%
Focus Brands, Inc.(4)	Georgia / Consumer Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 8/21/2018)	15,000	14,711	14,711	1.0%
				14,711	14,711	1.0%
Galaxy XII CLO, Ltd. (22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	22,000	21,526	21,897	1.4%
				21,526	21,897	1.4%
H&M Oil & Gas, LLC	Texas / Oil & Gas Production	Senior Secured Note (13.00% (LIBOR + 7.50% with 5.50% LIBOR floor) plus 3.00% PIK, plus 2.00% default interest, in non-accrual status effective 1/1/2011, past due)(4)	62,814	60,019	30,524	2.0%
		Senior Secured Note (18.00% PIK, in non-accrual status effective 4/27/2012, past due)	4,507	4,430	4,507	0.3%
		Net Profits Interest (8.00% payable on Equity distributions)(7)		—	—	0.0%
				64,449	35,031	2.3%
Hi-Tech Testing Service, Inc. and Wilson Inspection X-Ray Services, Inc.	Texas / Oil & Gas Equipment & Services	Senior Secured Term Loan (11.00%, due 9/26/2016)	7,400	7,188	7,391	0.5%
				7,188	7,391	0.5%
Hoffmaster Group, Inc. (4)	Wisconsin / Durable Consumer Products	Second Lien Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 1/3/2019)	10,000	9,810	9,811	0.6%
		Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 1/3/2019)	1,000	990	951	0.1%
				10,800	10,762	0.7%
Hudson Products Holdings, Inc.(16)	Texas / Manufacturing	Senior Secured Term Loan (9.00% (PRIME + 5.00% with 4.00% PRIME floor), due 8/24/2015)(3), (4)	6,299	5,880	5,826	0.4%
				5,880	5,826	0.4%
ICON Health & Fitness, Inc.	Utah / Durable Consumer Products	Senior Secured Note (11.875% , due 10/15/2016) (3)	43,100	43,361	43,100	2.9%
				43,361	43,100	2.9%
IDQ Holdings, Inc.	Texas / Automobile	Senior Secured Note (11.50%, due 4/1/2017)	12,500	12,260	12,488	0.8%
				12,260	12,488	0.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
December 31, 2012 (Unaudited) and June 30, 2012 (Audited)

(in thousands, except share data)

			June 30, 2012 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Injured Workers Pharmacy LLC	Massachusetts / Healthcare	Second Lien Debt (12.00% (LIBOR + 7.50% with 4.50% LIBOR floor) plus 1.00% PIK, due 11/4/2017) (3), (4)	$ 15,100	$ 15,100	$ 15,100	1.0%
				15,100	15,100	1.0%
Iron Horse Coiled Tubing, Inc.(23)	Alberta, Canada / Production Services	Common Stock (3,821 shares)		268	2,040	0.1%
				268	2,040	0.1%
JHH Holdings, Inc.	Texas / Healthcare	Second Lien Debt (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 6/23/2016) (3), (4)	15,736	15,736	15,736	1.0%
				15,736	15,736	1.0%
LHC Holdings Corp.	Florida / Healthcare	Revolving Line of Credit — $750 Commitment (8.50% (LIBOR + 6.00% with 2.50% LIBOR floor), due 5/31/2015) (4), (25), (26)	—	—	—	0.0%
		Senior Subordinated Debt (10.50%, due 5/31/2015)(3)	4,265	4,125	4,125	0.3%
		Membership Interest (125 units)		216	225	0.0%
				4,341	4,350	0.3%
Madison Park Funding IX, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	31,110	25,810	25,810	1.7%
				25,810	25,810	1.7%
Maverick Healthcare, LLC	Arizona / Healthcare	Preferred Units (1,250,000 units)		1,252	1,756	0.1%
		Common Units (1,250,000 units)		—	95	0.0%
				1,252	1,851	0.1%
Medical Security Card Company, LLC(4)	Arizona / Healthcare	Revolving Line of Credit - $1,500 Commitment (9.50% (LIBOR + 7.00% with 2.50% LIBOR floor), due 2/1/2016) (25)	—	—	—	0.0%
		First Lien Term Loan (11.25% (LIBOR + 8.75% with 2.50% LIBOR floor), due 2/1/2016)(3)	17,317	17,317	17,317	1.1%
				17,317	17,317	1.1%
Mood Media Corporation(3), (16), (22)	Canada / Media	Senior Subordinated Term Loan (10.25% (LIBOR + 8.75% with 1.50% LIBOR floor), due 11/6/2018)(4)	15,000	14,866	15,000	1.0%
				14,866	15,000	1.0%
National Bankruptcy Services, LLC (3),(4)	Texas / Diversified Financial Services	Senior Subordinated Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor) plus 1.50% PIK, due 7/16/2017)	18,402	18,402	18,402	1.2%
				18,402	18,402	1.2%
Naylor, LLC (4)	Florida / Media	Revolving Line of Credit - $2,500 Commitment (11.00% (LIBOR + 8.00% with 3.00% LIBOR floor), due 6/7/2017) (25)	—	—	—	0.0%
		Senior Secured Term Loan (11.00% (LIBOR + 8.00% with 3.00% LIBOR floor), due 6/7/2017)	48,600	48,600	48,600	3.2%
				48,600	48,600	3.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
December 31, 2012 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

			June 30, 2012 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

New Meatco Provisions, LLC	California / Food Products	Senior Subordinated Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor) plus 4.00%, PIK due 4/18/2016) (4)	$ 12,438	$ 12,438	$ 6,571	0.4%
				12,438	6,571	0.4%
Nixon, Inc.	California / Durable Consumer Products	Senior Secured Term Loan (8.75% plus 2.75% PIK, due 4/16/2018)(16)	15,085	14,792	14,792	1.0%
				14,792	14,792	1.0%
Nobel Learning Communities, Inc.	Pennsylvania / Consumer Services	Subordinated Unsecured (11.50% plus 1.50% PIK, due 8/9/2017)	15,147	15,147	15,147	1.0%
				15,147	15,147	1.0%
Northwestern Management Services, LLC	Florida / Healthcare	Revolving Line of Credit — $1,500 Commitment (10.50% (PRIME + 6.75% with 3.75% PRIME floor), due 7/30/2015)(4), (25)	200	200	200	0.0%
		Senior Secured Term Loan A (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor), due 7/30/2015)(3), (4)	16,092	16,092	16,092	1.1%
		Common Stock (50 shares)		371	1,205	0.1%
				16,663	17,497	1.2%
NRG Manufacturing, Inc.	Texas / Manufacturing	Escrow Receivable		—	6,431	0.4%
				—	6,431	0.4%
Out Rage, LLC (4)	Wisconsin / Durable Consumer Products	Revolving Line of Credit - $1,500 Commitment (11.0% (LIBOR + 8.00% with 3.00% LIBOR floor), due 3/02/2013)(25)	—	—	—	0.0%
		Senior Secured Term Loan (11.00% (LIBOR + 8.00% with 3.00% LIBOR floor), due 3/2/2015)	10,756	10,756	10,686	0.7%
				10,756	10,686	0.7%
Pinnacle Treatment Centers, Inc.(4)	Pennsylvania / Healthcare	Revolving Line of Credit —$1,000 Commitment (8.0% (LIBOR + 5.00% with 3.00% LIBOR floor), due 1/10/2016) (25)	—	—	—	0.0%
		Senior Secured Term Loan (11.00% (LIBOR + 8.00% with 3.00% LIBOR floor), due 1/10/2016)(3)	17,475	17,475	17,475	1.2%
				17,475	17,475	1.2%
Potters Holdings II, L.P.(16)	Pennsylvania / Manufacturing	Senior Subordinated Term Loan (10.25% (LIBOR + 8.50% with 1.75% LIBOR floor), due 11/6/2017)(3), (4)	15,000	14,803	14,608	1.0%
				14,803	14,608	1.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
December 31, 2012 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

			June 30, 2012 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Pre-Paid Legal Services, Inc.(16)	Oklahoma / Consumer Services	Senior Subordinated Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 12/31/2016)(3), (4)	$ 5,000	$ 5,000	$ 4,989	0.3%
				5,000	4,989	0.3%
Progrexion Holdings, Inc.(4),(28)	Utah / Consumer Services	Senior Secured Term Loan A (11.25% (LIBOR + 9.25% with 2.00% LIBOR floor), due 12/31/2014) (3)	34,502	34,502	34,502	2.3%
		Senior Secured Term Loan B (11.25% (LIBOR + 9.25% with 2.00% LIBOR floor), due 12/31/2014)	28,178	28,178	28,178	1.9%
				62,680	62,680	4.2%
Renaissance Learning, Inc.(16)	Wisconsin / Consumer Services	Second Lien Term Loan (12.00% (LIBOR + 10.50% with 1.50% LIBOR floor), due 10/19/2018)(4)	6,000	5,775	6,000	0.4%
				5,775	6,000	0.4%
Rocket Software, Inc. (3), (4)	Massachusetts / Software & Computer Services	Second Lien Term Loan (10.25% (LIBOR + 8.75% with 1.50% LIBOR floor), due 2/8/2019)	15,000	14,711	14,711	1.0%
				14,711	14,711	1.0%
Royal Adhesives & Sealants, LLC	Indiana / Chemicals	Senior Subordinated Unsecured Term Loan (12.00% plus 2.00% PIK due 11/29/2016)	27,798	27,798	27,798	1.8%
				27,798	27,798	1.8%
Seaton Corp.	Illinois / Business Services	Subordinated Secured (12.50% (LIBOR + 9.00% with 3.50% LIBOR floor) plus 2.00% PIK, due 3/14/2014) (3), (4)	3,288	3,164	3,288	0.2%
				3,164	3,288	0.2%
SG Acquisition, Inc. (4)	Georgia / Insurance	Senior Secured Term Loan A (8.50% (LIBOR + 6.50% with 2.00% LIBOR floor), due 3/18/2016)	27,469	27,469	27,469	1.8%
		Senior Secured Term Loan B (14.50% (LIBOR + 12.50% with 2.00% LIBOR floor), due 3/18/2016)(3)	29,625	29,625	29,625	2.0%
		Senior Secured Term Loan C (8.50% (LIBOR + 6.50% with 2.00% LIBOR floor), due 3/18/2016)	12,686	12,686	12,686	0.8%
		Senior Secured Term Loan D (14.50% (LIBOR + 12.50% with 2.00% LIBOR floor), due 3/18/2016)	13,681	13,681	13,681	0.9%
				83,461	83,461	5.5%
Shearer’s Foods, Inc.	Ohio / Food Products	Junior Secured Debt (12.00% plus 3.75% PIK (3.75% LIBOR floor), due 3/31/2016)(3), (4)	37,639	37,639	37,639	2.5%
		Membership Interest in Mistral Chip Holdings, LLC - Common (2,000 units)(17)		2,000	2,161	0.1%
		Membership Interest in Mistral Chip Holdings, LLC 2 - Common (595 units)(17)		1,322	643	0.0%
		Membership Interest in Mistral Chip Holdings, LLC 3 - Preferred (67 units)(17)		673	883	0.1%
				41,634	41,326	2.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
December 31, 2012 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

			June 30, 2012 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Skillsoft Public Limited Company (22)	Ireland / Software & Computer Services	Subordinated Unsecured (11.125%, due 6/1/2018)	$ 15,000	$ 14,918	$ 15,000	1.0%
				14,918	15,000	1.0%
Snacks Holding Corporation	Minnesota / Food Products	Senior Subordinated Unsecured Term Loan (12.00% plus 1.00% PIK, due 11/12/2017)	15,250	14,754	15,250	1.0%
		Series A Preferred Stock (4,021.45 shares)		56	42	0.0%
		Series B Preferred Stock (1,866.10 shares)		56	42	0.0%
		Warrant (to purchase 31,196.52 voting common shares, expires 11/12/2020)		479	357	0.0%
				15,345	15,691	1.0%
Southern Management Corporation (22), (30)	South Carolina / Consumer Finance	Second Lien Term Loan (12.00% plus 5.00% PIK due 5/31/2017)	17,568	17,568	17,568	1.2%
				17,568	17,568	1.2%
Sport Helmets Holdings, LLC(14)	New York / Personal & Nondurable Consumer Products	Escrow Receivable		—	406	0.0%
				—	406	0.0%
Springs Window Fashions, LLC	Wisconsin / Durable Consumer Products	Second Lien Term Loan (11.25% (LIBOR + 9.25% with 2.00% LIBOR floor), due 11/30/2017)(3), (4)	35,000	35,000	34,062	2.3%
				35,000	34,062	2.3%
ST Products, LLC	Pennsylvania/ Manufacturing	Senior Secured Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor), due 6/16/2016)(3), (4)	23,328	23,328	23,328	1.5%
				23,328	23,328	1.5%
Stauber Performance Ingredients, Inc. (4)	California / Food Products	Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 1/21/2016)(3)	22,058	22,058	22,058	1.5%
		Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 5/21/2017)	10,500	10,500	10,500	0.7%
				32,558	32,558	2.2%
Stryker Energy, LLC	Ohio / Oil & Gas Production	Subordinated Secured Revolving Credit Facility — $50,300 Commitment (8.50% (LIBOR + 7.00% with 1.50% LIBOR floor) plus 3.75% PIK, in non-accrual status effective 12/1/2011, due 12/1/2015) (4), (25)	33,444	32,711	—	0.0%
		Overriding Royalty Interests(18)		—	1,623	0.1%
				32,711	1,623	0.1%
Symphony CLO, IX Ltd. (22)	Cayman Islands / Diversified Financial Services	LP Certificates (Residual Interest)	45,500	42,864	43,612	2.9%
				42,864	43,612	2.9%
Targus Group International, Inc.(16)	California / Durable Consumer Products	First Lien Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 5/25/2016) (3), (4)	23,760	23,363	23,760	1.6%
				23,363	23,760	1.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
December 31, 2012 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

			June 30, 2012 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Totes Isotoner Corporation	Ohio / Nondurable Consumer Products	Second Lien Term Loan (10.75%, (LIBOR + 9.25% with 1.50% LIBOR floor) due 1/8/2018) (3), (4)	$ 39,000	$ 39,000	$ 38,531	2.5%
				39,000	38,531	2.5%
U.S. HealthWorks Holding Company, Inc.(16)	California / Healthcare	Second Lien Term Loan (10.50% (LIBOR + 9.00% with 1.50% LIBOR floor), due 6/15/2017) (3), (4)	25,000	25,000	25,000	1.7%
				25,000	25,000	1.7%
VanDeMark Chemicals, Inc.(3)	New York / Chemicals	Senior Secured Term Loan (12.20% (LIBOR + 10.20% with 2.0% LIBOR floor), due 12/31/2014)(4)	30,306	30,306	30,306	2.0%
				30,306	30,306	2.0%
Wind River Resources Corp. and Wind River II Corp.	Utah / Oil & Gas Production	Senior Secured Note (13.00% (LIBOR + 7.50% with 5.50% LIBOR floor) plus 3.00% default interest on principal, 16.00% default interest on past due interest, in non-accrual status effective 12/1/2008, past due)(4)	14,750	14,750	2,339	0.2%
		Net Profits Interest (5.00% payable on Equity distributions)(7)		—	—	0.0%
				14,750	2,339	0.2%
		Total Non-control/Non-affiliate Investments (Level 3 Investments)		1,536,950	1,483,487	98.1%

		Total Level 3 Portfolio Investments		2,099,194	2,094,092	138.5%

LEVEL 1 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Allied Defense Group, Inc.	Virginia / Aerospace & Defense	Common Stock (10,000 shares)		56	—	0.0%
				56	—	0.0%
Dover Saddlery, Inc.	Massachusetts / Retail	Common Stock (30,974 shares)		63	129	0.0%
				63	129	0.0%
		Total Non-control/Non-affiliate Investments (Level 1 Investments)		119	129	0.0%

		Total Portfolio Investments		2,099,313	2,094,221	138.5%

SHORT TERM INVESTMENTS: Money Market Funds (Level 2 Investments)

Fidelity Institutional Money Market Funds — Government Portfolio (Class I)				86,596	86,596	5.7%
Fidelity Institutional Money Market Funds — Government Portfolio (Class I) (3)				31,772	31,772	2.1%
Victory Government Money Market Funds				1	1	0.0%

		Total Money Market Funds		118,369	118,369	7.8%

		Total Investments		2,217,682	2,212,590	146.3%

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
December 31, 2012 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

Endnote Explanations for the Consolidated Schedule of Investments as of December 31, 2012 and June 30, 2012

(1)

The securities in which Prospect Capital Corporation (“we”, “us” or “our”) has invested were acquired in transactions that were exempt from registration under the Securities Act of 1933, as amended, or the “Securities Act.” These securities may be resold only in transactions that are exempt from registration under the Securities Act.

(2)

Fair value is determined by or under the direction of our Board of Directors. As of December 31, 2012 and June 30, 2012, two of our portfolio investments, Allied Defense Group, Inc. (“Allied”) and Dover Saddlery, Inc. (“Dover”) were publicly traded and classified as Level 1 within the valuation hierarchy established by Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”). As of December 31, 2012 and June 30, 2012, the fair value of our remaining portfolio investments was determined using significant unobservable inputs. ASC 820 classifies such inputs used to measure fair value as Level 3 within the valuation hierarchy. Our investments in money market funds are classified as Level 2. See Note 2 and Note 3 within the accompanying consolidated financial statements for further discussion.

(3)

Security, or portion thereof, is held by Prospect Capital Funding LLC, a bankruptcy remote special purpose entity, and is pledged as collateral for the revolving credit facility and such security is not available as collateral to our general creditors (See Note 4). The market values of these investments at December 31, 2012 and June 30, 2012 were $642,128 and $783,384, respectively; they represent 18.5% and 35.4% of total investments at fair value, respectively. Prospect Capital Funding LLC (See Note 1), our wholly-owned subsidiary, holds an aggregate market value of $642,128 and $783,384 of these investments as of December 31, 2012 and June 30, 2012, respectively.

(4)	Security, or portion thereof, has a floating interest rate which may be subject to a LIBOR or PRIME floor. Stated interest rate was in effect at December 31, 2012 and June 30, 2012.

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

On October 21, 2009, Coalbed LLC foreclosed on the loan formerly made to Conquest. On January 19, 2010, as part of the Manx rollup, the Coalbed LLC assets and loan were assigned to Manx, the holding company. On June 30, 2012, Manx reassigned our investment in Coalbed to Wolf Energy Holdings, Inc. (“Wolf”), a newly-formed, separately owned holding company. Our Board of Directors set value at zero for the loan position in Coalbed LLC investment as of December 31, 2012 and June 30, 2012.

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

During the three months ended December 31, 2012, we determined that the impairment of Integrated Contract Services, Inc. (“ICS”) was other-than-temporary and recorded a realized loss of $12,198 for the amount that the amortized cost exceeded the fair market value. Our remaining investment in The Healing Staff (“THS”), an affiliate of ICS, was valued at zero as of December 31, 2012 and continues to provide staffing solutions for health care facilities and security staffing.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
December 31, 2012 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

Endnote Explanations for the Consolidated Schedule of Investments as of December 31, 2012 and June 30, 2012 (Continued)

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

(17)         At June 30, 2012, Mistral Chip Holdings, LLC owns 44,800 shares of Chip Holdings, Inc. and Mistral Chip Holdings 2, LLC owns 11,975 shares in Chip Holdings, Inc. Chip Holdings, Inc. is the parent company of Shearer’s Foods, Inc. and has 67,936 shares outstanding before adjusting for management options.  On November 7, 2012, we redeemed our membership interests in Mistral Chip Holdings, LLC, Mistral Chip Holdings 2, LLC and Mistral Chip Holdings 3, LLC in connection with the sale of Shearer’s, receiving $6,022 of net proceeds and realizing a gain of approximately $2,027 on the redemption

(18)         The overriding royalty interests held receive payments at the stated rates based upon operations of the borrower.

(19)         On December 31, 2009, we sold our investment in Aylward Enterprises, LLC. AWCNC, LLC is the remaining holding company with zero assets. Our remaining outstanding debt after the sale was written off on December 31, 2009 and no value has been assigned to the equity position as of December 31, 2012 and June 30, 2012.

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
December 31, 2012 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

Endnote Explanations for the Consolidated Schedule of Investments as of December 31, 2012 and June 30, 2012 (Continued)

(23)         On January 1, 2010, we restructured our senior secured and bridge loans investment in Iron Horse Coiled Tubing, Inc. (“Iron Horse”) and we reorganized Iron Horse’s management structure. The senior secured loan and bridge loan were replaced with three new tranches of senior secured debt. During the period from June 30, 2011 to June 30, 2012, our fully diluted ownership of Iron Horse decreased from 57.8% to 5.0%, respectively, as we continued to transfer ownership interests to Iron Horse’s management as they repaid our outstanding debt. Iron Horse management had an option to repurchase our remaining interest for $2,040.

As of June 30, 2012, our Board of Directors assessed a fair value in Iron Horse of $2,040. On July 24, 2012, we sold our 3,821 shares of Iron Horse Coiled Tubing, Inc. common stock in connection with the exercise of an equity buyout option, receiving $2,040 of net proceeds and realizing a gain of approximately $1,772 on the sale.

(24)         On May 6, 2011, we made a secured first-lien $24,250 debt investment to NMMB Acquisition, Inc., a $2,800 secured debt and $4,400 equity investment to NMMB Holdings, Inc. We own 100% of the Series A Preferred Stock in NMMB Holdings, Inc. NMMB Holdings, Inc. owns 100% of the Convertible Preferred in NMMB Acquisition, Inc. NMMB Acquisition, Inc. has a 5.8% dividend rate which is paid to NMMB Holdings, Inc. Our fully diluted ownership in NMMB Holdings, Inc. is 100% as of December 31, 2012 and June 30, 2012. Our fully diluted ownership in NMMB Acquisition, Inc. is 83.5% as of December 31, 2012 and June 30, 2012.

(25)         Undrawn committed revolvers incur commitment fees ranging from 0.50% to 2.00%. As of December 31, 2012 and June 30, 2012, we have $188,367 and $180,646 of undrawn revolver commitments to our portfolio companies, respectively.

(26)         Stated interest rates are based on December 31, 2012 and June 30, 2012 one month Libor rates plus applicable spreads based on the respective credit agreements. Interest rates are subject to change based on actual elections by the borrower for a Libor rate contract or Base Rate contract when drawing on the revolver.

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

(31)         We own 2.6% of Caleel + Hayden, LLC, which holds 11,662 options in Mineral Fusion Natural, LLC, its subsidiary, which expire February 25, 2019.

(32)         Our wholly-owned entity, APH Property Holdings, LLC, owns 100% of the common equity of American Property Holdings Corp., a REIT which holds investments in several real estate properties.

(33)         Our wholly-owned entity, CCPI Holdings Inc. owns 95.13% of CCPI Inc., the operating company.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
December 31, 2012 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

Endnote Explanations for the Consolidated Schedule of Investments as of December 31, 2012 and June 30, 2012 (Continued)

(34)                            Our wholly-owned entity, Credit Central Holdings of Delaware, LLC owns 75% of Credit Central Holdings, LLC, which owns 100% of each of Credit Central, LLC, Credit Central South, LLC and Credit Central of Tennessee, LLC, the operating companies.

(35)                            Our wholly-owned entity, Valley Electric Holdings I, Inc. (“HoldCo”), owns 100% of Valley Electric Holdings, II, Inc. (“Valley II”).  Valley II owns 96.3% of Valley Electric Co. of Mt. Vernon, Inc. (“OpCo”), the operating company.  Our debt investments are with both HoldCo and OpCo.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
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

Prospect Capital Funding, LLC, a Delaware limited liability company, is a wholly-owned subsidiary which holds certain of our portfolio loan investments that are collateral for our credit facility.

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

Reclassifications

Certain reclassifications have been made in the presentation of prior notes to consolidated financial statements to conform to the presentation as of and for the three and six months ended December 31, 2012.

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

Investment Risks

Our investments are subject to a variety of risks. Those risks include the following:

Market Risk

Market risk represents the potential loss that can be caused by a change in the fair value of the financial instrument.

Credit Risk

Credit risk represents the risk we would incur if the counterparties failed to perform pursuant to the terms of their agreements with Prospect. Our investments in collateralized loan obligation funds (“CLOs”) are subject to default risk of the underlying portfolio of loans.

Prepayment Risk

Many of the our debt investments allow for prepayment of principal without penalty. Downward changes in interest rates may cause prepayments to occur at a faster than expected rate, thereby effectively shortening the maturity of the security and making the security less likely to be an income producing instrument.

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

We invest in debt and equity positions of CLOs which are a form of securitization in which the cash flows of a portfolio of loans are pooled and passed on to different classes of owners in various tranches. Our CLO investments are derived from portfolios of corporate debt securities which are generally risk rated from BB to B depending on the tranche. The investments are classified as ASC 820 level 3 securities, and are valued using discounted cash flow model. The valuations have been accomplished through the analysis of the CLO deal structures to identify the risk exposures from the modeling point of view. For each security, the most appropriate valuation approach has been chosen from alternative approaches to ensure the most accurate valuation for each security.  To value a CLO, both the assets and liabilities of the CLO capital structure have been modeled. Our valuation agent uses a waterfall engine to store the collateral data, including the collateral cash flows from the assets, and distributions of the cash flow to the liability structure based on the payment priorities, and discounts them back using proper discount rates that incorporate all the risk factors. The main risk factors are: default risk, interest rate risk, downgrade risk, and credit spread risk.

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

Interest income from investments in the residual interest class of security of CLO Funds (typically income notes or subordinated notes) is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows in accordance with ASC 325-40-35, Beneficial Interests in Securitized Financial Assets. Adjustments resulting from recording the interest income based on the effective yield are recorded to the cost basis of the investment. We monitor the expected cash inflows from our CLO equity investments, including the expected residual payments and the effective yield is determined and updated periodically.

Dividend income is recorded on the ex-dividend date.

Structuring fees and similar fees are recognized as income as earned, usually when paid. Structuring fees, net profits interests and overriding royalty interests are included in other income.

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

Federal and State Income Taxes

We have elected to be treated as a regulated investment company and intend to continue to comply with the requirements of the Internal Revenue Code, applicable to regulated investment companies. We are required to distribute at least 90% of our investment company taxable income and intend to distribute (or retain through a deemed distribution) all of our investment company taxable income and net capital gains to stockholders; therefore, we have made no provision for income taxes. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital.

If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. At December 31, 2012, we have elected to retain a portion of our annual taxable income and have accrued $4,500 for the excise tax that will be paid with the filing of the return.

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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of December 31, 2012 and for the three and six months then ended, we did not have a liability for any unrecognized tax expense. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amends Accounting Standards Codification Topic 820, “Fair Value Measurements” (“ASC 820”) by: (1) clarifying that the highest-and-best-use and valuation-premise concepts only apply to measuring the fair value of non-financial assets; (2) allowing a reporting entity to measure the fair value of the net asset or net liability position in a manner consistent with how market participants would price the net risk position, if certain criteria are met; (3) providing a framework for considering whether a premium or discount can be applied in a fair value measurement; (4) providing that the fair value of an instrument classified in a reporting entity’s shareholders’ equity is estimated from the perspective of a market participant that holds the identical item as an asset; and (5) expanding the qualitative and quantitative fair value disclosure requirements. The expanded disclosures include, for Level 3 items, a description of the valuation process and a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs if a change in those inputs would result in a significantly different fair value measurement. ASU 2011-4 also requires disclosures about the highest-and-best-use of a non-financial asset when this use differs from the asset’s current use and the reasons for such a difference. In addition, this ASU amends Accounting Standards Codification 820, “Fair Value Measurements,” to require disclosures to include any transfers between Level 1 and Level 2 of the fair value hierarchy. These amendments were effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years. The adoption of the amended guidance in ASU 2011-04 did not have a significant effect on our financial statements. See Note 3 for the disclosure required by ASU 2011-04.

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

Note 3. Portfolio Investments

At December 31, 2012, we had invested in 106 long-term portfolio investments, which had an amortized cost of $3,117,057 and a fair value of $3,038,808 and at June 30, 2012, we had invested in 85 long-term portfolio investments, which had an amortized cost of $2,099,313 and a fair value of $2,094,221.

As of December 31, 2012, we own controlling interests in AIRMALL USA, Inc. (“Airmall”), Ajax Rolled Ring & Machine, Inc., APH Property Holdings, LLC (“APH”), AWCNC, LLC, Borga, Inc. (“Borga”), CCPI, Inc., Credit Central, Inc., Energy Solutions Holdings, Inc. (f/k/a Gas Solutions Holdings, Inc.) (“Energy Solutions”), First Tower Holdings of Delaware, LLC, Manx Energy, Inc. (“Manx”), NMMB Holdings, Inc., R-V Industries, Inc., The Healing Staff, Inc. (“THS”), Valley Electric Co. of Mount Vernon, Inc. and Wolf Energy Holdings, Inc. (“Wolf”). We also own an affiliated interest in BNN Holdings Corp. f/k/a Biotronic NeuroNetwork, Boxercraft Incorporated and Smart, LLC.

The composition of our investments and money market funds as of December 31, 2012 and June 30, 2012 at cost and fair value was as follows:

	December 31, 2012		June 30, 2012
	Cost	Fair Value	Cost	Fair Value
Revolving Line of Credit	$7,195	$6,872	$1,145	$868
Senior Secured Debt	1,574,781	1,508,131	1,146,454	1,088,019
Subordinated Secured Debt	801,771	755,831	536,900	480,147
Subordinated Unsecured Debt	173,241	173,781	72,617	73,195
CLO Debt	27,459	29,389	27,258	27,717
CLO Residual Interest	405,300	408,050	214,559	218,009
Equity	127,310	156,754	100,380	206,266
Total Investments	3,117,057	3,038,808	2,099,313	2,094,221
Money Market Funds	430,945	430,945	118,369	118,369
Total Investments and Money Market Funds	$3,548,002	$3,469,753	$2,217,682	$2,212,590

The fair values of our investments and money market funds as of December 31, 2012 disaggregated into the three levels of the ASC 820 valuation hierarchy are as follows:

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at fair value
Revolving Line of Credit	$—	$—	$6,872	$6,872
Senior Secured Debt	—	—	1,508,131	1,508,131
Subordinated Secured Debt	—	—	755,831	755,831
Subordinated Unsecured Debt	—	—	173,781	173,781
CLO Debt	—	—	29,389	29,389
CLO Residual Interest	—	—	408,050	408,050
Equity	105	—	156,649	156,754
Total Investments	105	—	3,038,703	3,038,808
Money Market Funds	—	430,945	—	430,945
Total Investments and Money Market Funds	$105	$430,945	$3,038,703	$3,469,753

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Investments at fair value
Control investments	$—	$—	$649,380	$649,380
Affiliate investments	—	—	48,266	48,266
Non-control/non-affiliate investments	105	—	2,341,057	2,341,162
	105	—	3,038,703	3,038,808
Investments in money market funds	—	430,945	—	430,945
Total investments reported at fair value	$105	$430,945	$3,038,703	$3,469,753

The fair values of our investments and money market funds as of June 30, 2012 disaggregated into the three levels of the ASC 820 valuation hierarchy are as follows:

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at fair value
Revolving Line of Credit	$—	$—	$868	$868
Senior Secured Debt	—	—	1,088,019	1,088,019
Subordinated Secured Debt	—	—	480,147	480,147
Subordinated Unsecured Debt	—	—	73,195	73,195
CLO Debt	—	—	27,717	27,717
CLO Residual Interest	—	—	218,009	218,009
Equity	129	—	206,137	206,266
Total Investments	129	—	2,094,092	2,094,221
Money Market Funds	—	118,369	—	118,369
Total Investments and Money Market Funds	$129	$118,369	$2,094,092	$2,212,590

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Investments at fair value
Control investments	$—	$—	$564,489	$564,489
Affiliate investments	—	—	46,116	46,116
Non-control/non-affiliate investments	129	—	1,483,487	1,483,616
	129	—	2,094,092	2,094,221
Investments in money market funds	—	118,369	—	118,369
Total investments reported at fair value	$129	$118,369	$2,094,092	$2,212,590

The aggregate values of Level 3 portfolio investments changed during the six months ended December 31, 2012 as follows:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2012	$564,489	$46,116	$1,483,487	$2,094,092
Total realized loss (gain), net	(12,198)	—	5,727	(6,471)
Change in unrealized appreciation (depreciation)	(63,454)	(2,279)	(7,400)	(73,133)
Net realized and unrealized gain (loss)	(75,652)	(2,279)	(1,673)	(79,604)
Purchases of portfolio investments	184,343	30,000	1,301,671	1,516,014
Payment-in-kind interest	44	360	3,644	4,048
Amortization of discounts and premiums	—	446	10,976	11,422
Repayments and sales of portfolio investments	(23,844)	(26,377)	(457,048)	(507,269)
Transfers within Level 3	—	—	—	—
Transfers in (out) of Level 3	—	—	—	—
Fair value as of December 31, 2012	$649,380	$48,266	$2,341,057	$3,038,703

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Revolver	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	CLO Debt	CLO Residual Interest	Equity	Total
Fair value as of June 30, 2012	$868	$1,093,019	$475,147	$73,195	$27,717	$218,009	$206,137	$2,094,092
Total realized loss (gain), net	-	-	(11,520)	-	-	-	5,049	(6,471)
Change in unrealized (depreciation) appreciation	(46)	(8,215)	10,816	(39)	1,470	(702)	(76,417)	(73,133)
Net realized and unrealized (loss) gain	(46)	(8,215)	(704)	(39)	1,470	(702)	(71,368)	(79,604)
Purchases of portfolio investments	7,150	734,016	460,610	99,000	-	182,522	32,716	1,516,014
Payment-in-kind interest	-	618	1,843	1,587	-	-	-	4,048
Amortization of discounts and premiums	-	1,169	1,792	38	202	8,221	-	11,422
Repayments and sales of portfolio investments	(1,100)	(312,476)	(182,857)	-	-	-	(10,836)	(507,269)
Transfers within Level 3	-	-	-	-	-	-	-	-
Transfers in (out) of Level 3	-	-	-	-	-	-	-	-
Fair value as of December 31, 2012	$6,872	$1,508,131	$755,831	$173,781	$29,389	$408,050	$156,649	$3,038,703

The aggregate values of Level 3 portfolio investments changed during the six months ended December 31, 2011 as follows:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2011	$310,072	$72,337	$1,080,421	$1,462,830
Total realized loss, net	12,130	—	(13,239)	(1,109)
Change in unrealized appreciation (depreciation)	67,057	(7,119)	(18,798)	41,140
Net realized and unrealized gain (loss)	79,187	(7,119)	(32,037)	40,031
Purchases of portfolio investments	44,043	2,300	327,600	373,943
Payment-in-kind interest	219	271	2,839	3,329
Accretion of purchase discount	32	1,125	1,418	2,575
Repayments and sales of portfolio investments	(44,961)	(1,042)	(120,258)	(166,261)
Transfers within Level 3	(2,040)	—	2,040	—
Transfers in (out) of Level 3	—	—	—	—
Fair value as of December 31, 2011	$386,552	$67,872	$1,262,023	$1,716,447

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Revolver	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	CLO Debt	CLO Residual Interest	Equity	Total

Fair value as of June 30, 2011	$7,278	$789,981	$448,675	$55,336	$-	$-	$161,560	$1,462,830

Total realized loss, net	-	(221)	(14,606)	-	-	-	13,718	(1,109)
Change in unrealized (depreciation) appreciation	(32)	(10,796)	(6,503)	(560)	-	(3,432)	62,463	41,140
Net realized and unrealized (loss) gain	(32)	(11,017)	(21,109)	(560)	-	(3,432)	76,181	40,031

Purchases of portfolio investments	1,000	219,665	79,761	15,000	14,334	42,794	1,389	373,943
Payment-in-kind interest	-	219	2,668	442	-	-	-	3,329
Accretion of purchase discount	32	1,003	1,507	33	-	-	-	2,575
Repayments and sales of portfolio investments	(6,185)	(113,721)	(30,802)	-	-	-	(15,553)	(166,261)

Transfers within Level 3	-	-	-	-	-	-	-	-

Transfers in (out) of Level 3	-	-	-	-	-	-	-	-
Fair value as of December 31, 2011	$2,093	$886,130	$480,700	$70,251	$14,334	$39,362	$223,577	$1,716,447

For the six months ended December 31, 2012 and 2011, the net change in unrealized (depreciation) appreciation on the investments that use Level 3 inputs was ($67,286) and $42,165 for assets still held as of December 31, 2012 and 2011, respectively.

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments were as follows:

	As of December, 2012	As of June 30, 2012
EBITDA Multiples	3.8x to 13.0x	3.5x to 10.0x
Market Yields	5.7% to 35.0%	6.4% to 30.0%
CLO Discount Rates	9.9% to 17.9%	8.0% to 13.0%

The significant unobservable input used in the market approach of fair value measurement of our investments are the market multiples of earnings before income tax, depreciation and amortization (“EBITDA”) of the comparable guideline public companies. The independent valuation firm selects a population of public companies for each investment with similar operations and attributes of the subject company. Using these guideline public companies’ data, a range of multiples of enterprise value to EBITDA is calculated. The independent valuation firm selects percentages from the range of multiples for purposes of determining the subject company’s estimated enterprise value based on said multiple and generally the latest twelve months EBITDA of the subject company (or other meaningful measure). Significant increases or decreases in the multiple will result in an increase or decrease in enterprise value, resulting in an increase or decrease in the fair value estimate of the equity investment.

The significant unobservable input used in the income approach of fair value measurement of our investments is the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. Included in the consideration and selection of discount rates are the following factors: risk of default, rating of the investment and comparable company investments, and call provisions.

Changes in market yields, discount rates or EBITDA multiples, each in isolation, may change the fair value of certain of our investments. Generally, an increase in market yields or discount rates or decrease in EBITDA multiples may result in a decrease in the fair value of certain of our investments.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned.

As of December 31, 2012, the valuation methodology for Airmall changed to incorporate the income method (discounted cash flow analysis) in addition to the market method (public comparable company analysis) used in previous quarters. Management adopted the income method to incorporate current financial projections in recognition of the time elapsed since the initial acquisition of the company in June 2010. As a result of this change and in recognition of recent company performance we increased the fair value of our investment in AIRMALL to $49,752 as of December 31, 2012, a discount of $1,718 from its amortized cost, compared to the $3,788 unrealized depreciation recorded at June 30, 2012.

As of December 31, 2012, the valuation methodology for First Tower changed to incorporate the income method (discounted cash flow analysis) in addition to the market method (public comparable company analysis) used in previous quarters. Management adopted the income method in consideration of management forecasts not previously available. As a result of this change and in recognition of recent company performance we increased the fair value of our investment in First Tower to $310,409 as of December 31, 2012, a premium of $2,456 to its amortized cost, compared to $287,953 as of June 30, 2012, equal to its amortized cost at that time.

In December 2011, we completed a reorganization of Gas Solutions Holdings, Inc. renaming the company Energy Solutions and transferring ownership of other operating companies owned by us and operating within the energy industry. As part of the reorganization, our equity interests in Change Clean Energy Holdings, Inc. and Change Clean Energy, Inc., Freedom Marine Holdings, LLC, a subsidiary of Energy Solutions (“Freedom Marine”) and Yatesville Coal Holdings, Inc., a subsidiary of Energy Solutions (“Yatesville”), was transferred to Energy Solutions to consolidate all of our energy holdings under one management team strategically expanding Energy Solutions across energy sectors.

On January 4, 2012, Energy Solutions sold its gas gathering and processing assets (‘‘Gas Solutions’’) for a sale price of $199,805, adjusted for the final working capital settlement, including a potential earnout of $28,000 that will be paid based on the future performance of Gas Solutions. After expenses, including structuring fees of $9,966 paid to us, Energy Solutions received approximately $153,687 in cash and an additional $5,000 is being held in escrow. Currently, a portion of our loans to Energy Solutions remain outstanding and are collateralized by the cash held by Energy Solutions after the sale transaction. The sale of Gas Solutions by Energy Solutions has resulted in significant earnings and profits, as defined by the Internal Revenue Code, at Energy Solutions for calendar year 2012. As a result, distributions from Energy Solutions to us will be required to be recognized as dividend income, in accordance with ASC 946, Financial Services—Investment Companies, as cash distributions are received from Energy Solutions to the extent there are current year earnings and profits sufficient to support such recognition. During the quarter ended December 31, 2012, Energy Solutions repaid $20,000 of senior secured debt. We received a $14,144 make-whole fee for early repayment of the outstanding loan, which was recorded as interest income during the three months ended December 31, 2012. During the three and six months ended December 31, 2012, we received distributions of $20,570 and $53,820 from Energy Solutions which were recorded as dividend income, respectively. Energy Solutions continues to hold $32,187 of cash for future investment and repayment of debt, of which $5,007 is currently held in escrow.

At December 31, 2012 and June 30, 2012, nine loan investments were on non-accrual status: Borga, Freedom Marine, H&M Oil and Gas, LLC, THS, a subsidiary of Integrated Contract Services, Inc. (“ICS”), Manx, Stryker Energy, LLC, Wind River Resources Corp. and Wind River II Corp., Wolf and Yatesville. The loan principal of these loans amounted to $162,064 and $171,149 as of December 31, 2012 and June 30, 2012, respectively. The fair value of these loans amounted to $38,985 and $43,641 as of December 31, 2012 and June 30, 2012, respectively. The fair values of these investments represent approximately 1.7% and 2.9% of our net assets as of December 31, 2012 and June 30, 2012, respectively. For the three months ended December 31, 2012 and December 31, 2011, the income foregone as a result of not accruing interest on non-accrual debt investments amounted to $6,629 and $5,598, respectively. For the six months ended December 31, 2012 and December 31, 2011, the income foregone as a result of not accruing interest on non-accrual debt investments amounted to $13,756 and $12,028, respectively.

During the six months ended December 31, 2011, Deb Shops, Inc. (“Deb Shops”) filed for bankruptcy and a plan for reorganization was proposed. The plan was approved by the bankruptcy court and our debt position was eliminated with no payment to us. We determined that the impairment of Deb Shops was other-than-temporary and recorded a realized loss of $14,607 during the quarter ended December 31, 2011 for the full amount of the amortized cost. The asset was completely written off when the plan of reorganization was approved.

On December 28, 2011, we made a secured debt investment of $37,218 to support the recapitalization of NRG Manufacturing, Inc. (“NRG”). After the financing, we received repayment of the $13,080 loan that was previously outstanding and a dividend of $6,711 as a result of our equity holdings. In addition, we sold 392 shares of NRG common stock held by us back to NRG for $13,266, realizing a gain of $12,131. Our remaining 408 shares of NRG common stock were sold on February 2, 2012.

During the three months ended December 31, 2012, we determined that the impairment of ICS was other-than-temporary and recorded a realized loss of $12,198 for the amount that the amortized cost exceeded the fair market value. Our remaining investment in THS, an affiliate of ICS, was valued at zero as of December 31, 2012 and continues to provide staffing solutions for health care facilities and security staffing.

The original cost basis of debt placements and equity securities acquired, including follow-on investments for existing portfolio companies, totaled $769,950 and $152,941 during the three months ended December 31, 2012 and December 31, 2011, respectively. These placements and acquisitions totaled $1,516,014 and $373,943 during the six months ended December 31, 2012 and December 31, 2011, respectively. Debt repayments and sales of equity securities with a cost basis of $345,194 and $106,708 were received during the three months ended December 31, 2012 and December 31, 2011, respectively. These repayments and sales amounted to $501,542 and $152,763 during the six months ended December 31, 2012 and December 31, 2011, respectively.

During the three and six months ended December 31, 2012, we recognized $655 and $939 of interest income due to purchase discount accretion from the assets acquired from Patriot. Included in the $655 recorded during the three months ended December 31, 2012 is $285 of normal accretion and $370 of accelerated accretion resulting from the repayment of Hudson Products Holdings, Inc. (“Hudson”). Included in the $939 recorded during the six months ended December 31, 2012 is $569 of normal accretion and $370 of accelerated accretion resulting from the repayment of Hudson.

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

On November 30, 2012 we made a secured second lien investment of $9,500 to support the recapitalization of R-V. As part of the recapitalization, we received a dividend of $11,073 for our investment in R-V’s common stock.

As of December 31, 2012, $1,082 of purchase discount from the assets acquired from Patriot remains to be accreted as interest income, of which $271 is expected to be amortized during the three months ending March 31, 2013.

As of December 31, 2012, $2,015,636 of our loans bear interest at floating rates, $1,986,247 of which have Libor floors ranging from 1.25% to 6.00%.

Undrawn committed revolvers incur commitment fees ranging from 0.50% to 2.00%. As of December 31, 2012 and June 30, 2012, we have $188,367 and $180,646 of undrawn revolver commitments to our portfolio companies, respectively.

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

On March 27, 2012, we renegotiated the Syndicated Facility and closed on an expanded five-year $650,000 revolving credit facility (the “2012 Facility”). The lenders have extended commitments of $552,500 under the 2012 Facility as of December 31, 2012. The 2012 Facility includes an accordion feature which allows commitments to be increased up to $650,000 in the aggregate. The revolving period of the 2012 Facility extends through March 2015, with an additional two year amortization period (with distributions allowed) after the completion of the revolving period. During such two year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the two year amortization period, the remaining balance will become due, if required by the lenders.

The 2012 Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The 2012 Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the 2012 Facility. The 2012 Facility also requires the maintenance of a minimum liquidity requirement. At December 31, 2012, we were in compliance with the applicable covenants.

Interest on borrowings under the 2012 Facility is one-month Libor plus 275 basis points with no minimum Libor floor. Additionally, the lenders charge a fee on the unused portion of the 2012 Facility equal to either 50 basis points if at least half of the credit facility is drawn or 100 basis points otherwise. The 2012 Facility requires us to pledge assets as collateral in order to borrow under the credit facility. As of December 31, 2012 and June 30, 2012, we had $277,127 and $451,252, respectively, available to us for borrowing under our 2012 Facility, of which the amount outstanding was zero and $96,000, respectively. As additional investments that are eligible are transferred to PCF and pledged under the 2012 Facility, PCF will generate additional availability up to the commitment amount of $552,500. At December 31, 2012, the investments used as collateral for the 2012 Facility had an aggregate market value of $642,128, which represents 27.6% of our net assets. These assets have been transferred to PCF, a bankruptcy remote special purpose entity, which owns these investments and as such, these investments are not available to our general creditors. PCF, a bankruptcy remote special purpose entity and our wholly-owned subsidiary, holds all of these investments at market value as of December 31, 2012. The release of any assets from PCF requires the approval of the facility agent.

In connection with the origination and amendments of the 2012 Facility, we incurred $10,757 of fees, including $1,319 of fees carried over from the previous facility, which are being amortized over the term of the facility in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $8,206 remains to be amortized as of December 31, 2012.

During the three months ended December 31, 2012 and December 31, 2011, we recorded $2,227 and $4,689 of interest costs and amortization of financing costs on the Syndicated Facility as interest expense, respectively. During the six months ended December 31, 2012 and December 31, 2011, we recorded $4,395 and $8,299 of interest costs and amortization of financing costs on the Syndicated Facility as interest expense, respectively.

Note 5. Senior Convertible Notes

On December 21, 2010, we issued $150,000 in aggregate principal amount of our 6.25% senior convertible notes due 2015 (“2015 Notes”) for net proceeds (after deducting underwriting expenses) of approximately $145,200. Interest on the 2015 Notes is paid semi-annually in arrears on June 15 and December 15, at a rate of 6.25% per year, commencing June 15, 2011. The 2015 Notes mature on December 15, 2015 unless converted earlier. The 2015 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at December 31, 2012 of 88.0902 and 88.1429 shares, respectively, of common stock per $1 principal amount of 2015 Notes, which is equivalent to a conversion price of approximately $11.35 per share of common stock, subject to adjustment in certain circumstances. The conversion price in effect at December 31, 2012 was last calculated on the anniversary of the issuance (December 21, 2012) and will next be adjusted on the next anniversary, unless the exercise price shall have changed by more than 1% before the anniversary. The conversion rate for the 2015 Notes is increased when monthly cash dividends paid to common shares exceed the monthly dividend rate of $0.101125 per share, subject to adjustment.

On February 18, 2011, we issued $172,500 in aggregate principal amount of our 5.50% senior convertible notes due 2016 (“2016 Notes”) for net proceeds following underwriting expenses of approximately $167,325. Between January 30, 2012 and February 2, 2012, we repurchased $5,000 of our 2016 Notes at a price of 97.5, including commissions. The transactions resulted in our recognizing $10 of loss in the year ended June 30, 2012. Interest on the remaining $167,500 of 2016 Notes is paid semi-annually in arrears on February 15 and August 15, at a rate of 5.50% per year, commencing August 15, 2011. The 2016 Notes mature on August 15, 2016 unless converted earlier. The 2016 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at December 31,

2012 of 78.3699 and 78.3835 shares, respectively, of common stock per $1 principal amount of 2016 Notes, which is equivalent to a conversion price of approximately $12.76 per share of common stock, subject to adjustment in certain circumstances. The conversion price in effect at June 30, 2012 was last calculated on the anniversary of the issuance (February 14, 2011) and will next be adjusted on the next anniversary, unless the exercise price shall have changed by more than 1% before the anniversary. The conversion rate for the 2016 Notes is increased when monthly cash dividends paid to common shares exceed the monthly dividend rate of $0.101150 per share.

On April 16, 2012, we issued $130,000 in aggregate principal amount of our 5.375% senior convertible notes due 2017 (“2017 Notes”) for net proceeds following underwriting expenses of approximately $126,035. Interest on the 2017 Notes is paid semi-annually in arrears on October 15 and April 15, at a rate of 5.375% per year, commencing October 15, 2012. The 2017 Notes mature on October 15, 2017 unless converted earlier. The 2017 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at December 31, 2012 of 85.8442 shares of common stock per $1 principal amount of 2017 Notes, which is equivalent to a conversion price of approximately $11.65 per share of common stock, subject to adjustment in certain circumstances. The conversion price has not been adjusted since the issuance (April 16, 2012) and will next be adjusted on the first anniversary, unless the exercise price shall have changed by more than 1% before the anniversary. The conversion rate for the 2017 Notes is increased when monthly cash dividends paid to common shares exceed the monthly dividend rate of $0.10150 per share.

On August 14, 2012, we issued $200,000 in aggregate principal amount of our 5.75% senior convertible notes due 2018 (“2018 Notes”) for net proceeds following underwriting expenses of approximately $193,600. Interest on the 2018 Notes is paid semi-annually in arrears on March 15 and September 15, at a rate of 5.75% per year, commencing March 15, 2013. The 2018 Notes mature on March 15, 2018 unless converted earlier. The 2018 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at December 31, 2012 of 82.3451 shares of common stock per $1 principal amount of 2018 Notes, which is equivalent to a conversion price of approximately $12.14 per share of common stock, subject to adjustment in certain circumstances. The conversion price has not been adjusted since the issuance (August 14, 2012) and will next be adjusted on the first anniversary, unless the exercise price shall have changed by more than 1% before the anniversary. The conversion rate for the 2018 Notes is increased when monthly cash dividends paid to common shares exceed the monthly dividend rate of $0.10160 per share.

On December 21, 2012, we issued $200,000 in aggregate principal amount of 5.875% senior convertible notes due 2019 (the ‘‘2019 Notes’’) for net proceeds following underwriting and other expenses of approximately $193,600. Interest on the 2019 Notes is paid semi-annually in arrears on January 15 and July 15, at a rate of 5.875% per year, commencing July 15, 2013. The 2019 Notes mature on January 15, 2019 unless converted earlier. The 2019 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at December 31, 2012 of 79.7766 shares of common stock per $1 principal amount of 2019 Notes, which is equivalent to a conversion price of approximately $12.54 per share of common stock, subject to adjustment in certain circumstances. The conversion price has not been adjusted since the issuance (December 21 2012) and will next be adjusted on the first anniversary, unless the exercise price shall have changed by more than 1% before the anniversary. The conversion rate for the 2019 Notes is increased when monthly cash dividends paid to common shares exceed the monthly dividend rate of $0.110025 per share.

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

In connection with the issuance of the Senior Convertible Notes, we incurred $27,327 of fees which are being amortized over the terms of the notes in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $22,753 remains to be amortized and is included within deferred financing costs on the consolidated statements of assets and liabilities as of December 31, 2012.

During the three months ended December 31, 2012 and December 31, 2011, we recorded $10,564 and $5,070 of interest costs and amortization of financing costs on the Senior Convertible Notes as interest expense. During the six months ended December 31, 2012 and December 31, 2011, we recorded $19,230 and $10,420 of interest costs and amortization of financing costs on the Senior Convertible Notes as interest expense.

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

In connection with the issuance of the 2022 Notes, we incurred $3,337 of fees which are being amortized over the term of the notes in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $3,172 remains to be amortized and is included within deferred financing costs on the consolidated statements of assets and liabilities.

During the three and six months ended December 31, 2012, we recorded $1,814 and $3,621 of interest costs and amortization of financing costs on the 2022 Notes as interest expense, respectively.

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

These notes are direct unsecured senior obligations and will rank equally with all of our unsecured senior indebtedness outstanding. Each series of notes will be issued by a separate trust. These notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.

During the six months ended December 31, 2012, we issued $144,355 in aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of approximately $140,901. These notes were issued with stated interest rates ranging from 4.50% to 6.63% with a weighted average rate of 5.92%. These notes mature between July 15, 2019 and December 15, 2042.

The bonds outstanding as of December 31, 2012 are:

Date of Issuance	Principal Amount	Interest Rate	Maturity Date

March 1, 2012	$4,000	7.00%	March 15, 2022
March 8, 2012	1,465	6.90%	March 15, 2022
April 5, 2012	4,000	6.85%	April 15, 2022
April 12, 2012	2,462	6.70%	April 15, 2022
April 26, 2012	2,054	6.50%	April 15, 2022
June 14, 2012	2,657	6.95%	June 15, 2022
June 28, 2012	4,000	6.55%	June 15, 2019
July 6, 2012	2,778	6.45%	July 15, 2019
July 12, 2012	5,673	6.35%	July 15, 2019
July 19, 2012	6,810	6.30%	July 15, 2019
July 26, 2012	5,667	6.20%	July 15, 2019
August 2, 2012	3,633	6.15%	August 15, 2019
August 9, 2012	2,830	6.15%	August 15, 2019
August 16, 2012	2,681	6.10%	August 15, 2019
August 23, 2012	8,401	6.05%	August 15, 2019
September 7, 2012	5,981	6.00%	September 15, 2019
September 13, 2012	5,879	5.95%	September 15, 2019
September 20, 2012	8,600	5.90%	September 15, 2019
September 27, 2012	8,946	5.85%	September 15, 2019
October 4, 2012	7,172	5.70%	October 15, 2019
November 23, 2012	10,018	5.13%	November 15, 2019
November 23, 2012	10,171	6.63%	November 15, 2042
November 29, 2012	3,736	5.00%	November 15, 2019
November 29, 2012	1,979	5.75%	November 15, 2032
November 29, 2012	6,266	6.50%	November 15, 2042
December 6, 2012	3,859	4.88%	December 15, 2019
December 6, 2012	1,127	5.63%	December 15, 2032
December 6, 2012	8,203	6.38%	December 15, 2042
December 13, 2012	1,822	4.75%	December 15, 2019
December 13, 2012	916	5.25%	December 15, 2030
December 13, 2012	3,474	6.25%	December 15, 2042
December 20, 2012	1,678	4.63%	December 15, 2019
December 20, 2012	1,314	5.13%	December 15, 2030
December 20, 2012	6,449	6.13%	December 15, 2042
December 28, 2012	1,980	4.50%	December 15, 2019
December 28, 2012	1,472	5.00%	December 15, 2030
December 28, 2012	4,840	6.00%	December 15, 2042
	$164,993

In connection with the issuance of the Prospect Capital InterNotes®, we incurred $4,566 of fees which are being amortized over the term of the notes in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $4,441 remains to be amortized and is included within deferred financing costs on the consolidated statements of assets and liabilities.

Note 8. Financial Instruments Disclosed, But Not Carried, At Fair Value

The fair values of our financial liabilities disclosed, but not carried, at fair value as of December 31, 2012 disaggregated into the three levels of the ASC 820 valuation hierarchy are as follows:

	Fair Value Hierarchy

	Level 1	Level 2	Level 3	Total

Credit facility payable(1)	$—	$—	$—	$—
Senior convertible notes(2)	—	859,597	—	859,597
Senior unsecured notes(2)	103,920	—	—	103,920
Prospect Capital InterNotes®(3)	—	180,790	—	180,790
Total	$103,920	$1,040,387	$—	$1,144,307

(1)  The carrying value of our credit facility payable approximates the fair value.

(2)  We use available market quotes to estimate the fair value of the Senior Convertible Notes and Senior Unsecured Notes.

(3) The fair value of our Prospect Capital InterNotes® is estimated by discounting remaining payments using estimated current market rates.

The fair values of our financial liabilities disclosed, but not carried, at fair value as of June 30, 2012 disaggregated into the three levels of the ASC 820 valuation hierarchy are as follows:

	Fair Value Hierarchy

	Level 1	Level 2	Level 3	Total

Credit facility payable(1)	$—	$96,000	$—	$96,000
Senior convertible notes(2)	—	456,671	—	456,671
Senior unsecured notes(2)	99,560	—	—	99,560
Prospect Capital InterNotes ®(3)	—	20,280	—	20,280
Total	$99,560	$572,951	$—	$672,511

(1)  The carrying value of our credit facility payable approximates the fair value.

(2)  We use available market quotes to estimate the fair value of the Senior Convertible Notes and Senior Unsecured Notes.

(3) The fair value of our Prospect Capital InterNotes® is estimated by discounting remaining payments using estimated current market rates.

Note 9. Equity Offerings, Offering Expenses, and Distributions

We issued 74,915,012 and 1,500,000 shares of our common stock during the six months ended December 31, 2012 and December 31, 2011, respectively. The proceeds raised, the related underwriting fees, the offering expenses and the prices at which these shares were issued are as follows:

		Gross			Average
Issuances of Common Stock	Number of	Proceeds	Underwriting	Offering	Offering
	Shares	Raised	Fees	Expenses	Price
	Issued

During the six months ended December 31, 2012:

July 2, 2012 – July 12, 2012(1)	2,247,275	$26,040	$260	$—	$11.59

July 16, 2012	21,000,000	$234,150	$2,100	$300	$11.15

July 27, 2012	3,150,000	$35,123	$315	$—	$11.15

September 13, 2012 – October 9, 2012(2)	8,010,357	$94,610	$946	$638	$11.81

November 7, 2012	35,000,000	$388,500	$4,550	$814	$11.10

December 13, 2012(3)	467,928	$5,021	$—	$—	$10.73

December 28, 2012(3)	897,906	$9,581	$—	$—	$10.67

December 31, 2012(3)	4,141,547	$44,650	$—	$—	$10.78

During the six months ended December 31, 2011:

July 18, 2011	1,500,000	$15,225	$165	$137	$10.15

(1)  On June 1, 2012, we established a fifth at-the-market program through which we may sell, from time to time and at our sole discretion 9,500,000 shares of our common stock. Through this program we issued 5,199,764 shares of our common stock at an average price of $11.38 per share, raising $59,170 of gross proceeds, from June 12, 2012 through July 12, 2012.

(2)  On September 10, 2012, we established a sixth at-the-market program through which we may sell, from time to time and at our sole discretion 9,750,000 shares of our common stock. Through this program we issued 8,010,357 shares of our common stock at an average price of $11.81 per share, raising $94,610 of gross proceeds, from September 13, 2012 through October 9, 2012.

(3) On December 13, 2012, December 28, 2012 and December 31, 2012, we issued 467,928, 897,906 and 4,141,547 shares of our common stock, respectively, in conjunction with investments in controlled portfolio companies.

Our shareholders’ equity accounts at December 31, 2012 and June 30, 2012 reflect cumulative shares issued as of those respective dates. Our common stock has been issued through public offerings, through a registered direct offering, through the exercise of over-allotment options on the part of the underwriters, as payment for investments, and through our dividend reinvestment plan. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.

On August 24, 2011, our Board of Directors approved a share repurchase plan under which we may repurchase up to $100,000 of our common stock at prices below our net asset value. We have not made any purchases of our common stock during the period from August 24, 2011 to December 31, 2012 pursuant to this plan. Prior to any repurchase we are required to notify shareholders of our intention to purchase our common stock. This notice lasts for six months after notice is given. Our last notice was delivered with our annual proxy mailing on September 10, 2012.

On December 7, 2012, we announced the declaration of revised monthly dividends in the following amounts and with the following dates:

•                  $0.110000 per share for December 2012 (record date of December 31, 2012 and payment date of  January 23, 2013); and

•                  $0.110025 per share for January 2013 (record date of January 31, 2013 and payment date of  February 20, 2013).

These distributions replace the dividends for December 2012 and January 2013 that had been previously announced on November 7, 2012.

On October 29, 2012, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, as of December 31, 2012 we can issue up to $2,546,746 of additional debt and equity securities in the public market.

During the six months ended December 31, 2012 and December 31, 2011, we issued 624,527 and 584,361 shares, respectively, of our common stock in connection with the dividend reinvestment plan.

At December 31, 2012, we have reserved 69,983,985 shares of our common stock for issuance upon conversion of the Senior Convertible Notes (See Note 5).

Note 10. Other Investment Income

Other investment income consists of structuring fees, overriding royalty interests, settlement of net profit interests, administrative agent fee, and other miscellaneous and sundry cash receipts. Income from such sources for the three and six months ended December 31, 2012 and December 31, 2011 were as follows:

	For The Three Months Ended December 31,		For The Six Months Ended December 31,

Income Source	2012	2011	2012	2011

Structuring and amendment fees	$15,697	$1,862	$24,657	$7,456
Overriding royalty interests	1,326	—	1,340	117
Administrative agent fee	191	236	335	430
Other Investment Income	$17,214	$2,098	$26,332	$8,003

Note 11. Net Increase in Net Assets per Common Share

The following information sets forth the computation of net increase in net assets resulting from operations per common share for the three and six months ended December 31, 2012 and December 31, 2011, respectively.

	For The Three Months Ended December 31,		For The Six Months Ended December 31,

	2012	2011	2012	2011
Net increase in net assets resulting from operations	$46,489	$64,492	$93,738	$104,392
Weighted average common shares outstanding	195,585,502	109,533,742	179,039,198	109,246,616
Net increase in net assets resulting from operations per common share	$0.24	$0.59	$0.52	$0.96

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

Prospect Capital Management’s services under the Investment Advisory Agreement are not exclusive, and Prospect Capital Management is free to furnish similar services to other entities so long as its services to us are not impaired. For providing these services the Investment Adviser receives a fee from us, consisting of two components:  a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.00% on our gross assets (including amounts borrowed). For services currently rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters and appropriately adjusted for any share issuances or repurchases during the current calendar quarter.

The total base management fees incurred to the favor of the Investment Adviser for the three months ended December 31, 2012 and December 31, 2011 were $16,306, and $8,825, respectively. The fees incurred for the six months ended December 31, 2012 and December 31, 2011 were $29,534, and $17,036, respectively.

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

For the three months ended December 31, 2012 and December 31, 2011, income incentive fees of $24,804 and $9,127, respectively, were incurred. For the six months ended December 31, 2012 and December 31, 2011, income incentive fees of $43,311 and $16,096, respectively, were incurred. No capital gains incentive fees were incurred for the three or six months ended December 31, 2012 and December 31, 2011

Administration Agreement

We have also entered into an Administration Agreement with Prospect Administration, LLC (“Prospect Administration”) under which Prospect Administration, among other things, provides (or arranges for the provision of) administrative services and facilities for us. For providing these services, we reimburse Prospect Administration for our allocable portion of overhead incurred by Prospect Administration in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of our chief compliance officer and chief financial officer and his staff. For the three months ended December 31, 2012 and 2011, the reimbursement was approximately $2,139 and $1,117, respectively. For the six months ended December 31, 2012 and 2011, the reimbursement was approximately $4,323 and $2,233, respectively. Under this agreement, Prospect Administration furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Prospect Administration also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Prospect Administration assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, Prospect Administration also provides on our behalf legal and managerial assistance to those portfolio companies to which we are required to provide such assistance, for which the fees collected are used to reduce the costs reimbursed by us. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Prospect Administration is a wholly owned subsidiary of our Investment Adviser.

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

Managerial Assistance

As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. As of December 31, 2012 and June 30, 2012, $373 and $165 of managerial assistance fees remain on the consolidated statements of assets and liabilities as a payable to the Administrator.

Note 13. Litigation

From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of these matters as they arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any such material litigation as of December 31, 2012.

Note 14. Financial Highlights

	For The Three Months Ended		For The Six Months Ended

	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Per Share Data(1):
Net asset value at beginning of period	$10.88	$10.41	$10.83	$10.36
Net investment income	0.51	0.33	0.97	0.59
Net realized (loss) gain	(0.04)	0.12	(0.04)	(0.01)
Net unrealized (depreciation) appreciation	(0.23)	0.14	(0.41)	0.38
Net increase (decrease) in net assets as a result of public offerings	0.01	–	0.10	(0.01)
Dividends declared	(0.32)	(0.31)	(0.64)	(0.62)

Net asset value at end of period	$10.81	$10.69	$10.81	$10.69

Per share market value at end of period	$10.87	$9.29	$10.87	$9.29
Total return based on market value(2)	(2.99)%	14.08%	0.71%	(1.67)%
Total return based on net asset value(2)	2.14%	6.05%	5.33%	10.41%
Shares outstanding at end of period	215,173,410	109,691,051	215,173,410	109,691,051
Average weighted shares outstanding for period	195,585,502	109,533,742	179,039,198	109,246,616

Ratio / Supplemental Data:

Net assets at end of period	$2,326,635	$1,172,484	$2,326,625	$1,172,484
Annualized ratio of operating expenses to average net assets	12.70%	10.65%	12.21%	10.20%
Annualized ratio of net operating income to average net assets	18.85%	12.64%	18.17%	11.28%

Note 14. Financial Highlights

	Year Ended June 30, 2012	Year Ended June 30, 2011	Year Ended June 30, 2010	Year Ended June 30, 2009	Year Ended June 30, 2008
Per Share Data(1):
Net asset value at beginning of period	$10.36	$10.30	$12.40	$14.55	$15.04
Costs related to the secondary public offering	–	–	–	–	(0.07)
Net investment income	1.63	1.10	1.13	1.87	1.91
Realized gain (loss)	0.32	0.19	(0.87)	(1.24)	(0.69)
Net unrealized (depreciation) appreciation	(0.28)	0.09	0.07	0.48	(0.05)
Net (decrease) increase in net assets as a result of public offering	0.04	(0.08)	(0.85)	(2.11)	–
Net increase in net assets as a result of shares issued for Patriot acquisition	–	–	0.12	–	–
Dividends to shareholders	(1.24)	(1.24)	(1.70)	(1.15)	(1.59)

Net asset value at end of period	$10.83	$10.36	$10.30	$12.40	$14.55

Per share market value at end of period	$11.39	$10.11	$9.65	$9.20	$13.18
Total return based on market value(2)	27.21%	17.22%	17.66%	(18.60%)	(15.90%)
Total return based on net asset value(2)	18.03%	12.54%	(6.82%)	(0.61%)	7.84%
Shares outstanding at end of period	139,633,870	107,606,690	69,086,862	42,943,084	29,520,379
Average weighted shares outstanding for period	114,394,554	85,978,757	59,429,222	31,559,905	23,626,642

Ratio / Supplemental Data:
Net assets at end of period	$1,511,974	$1,114,357	$711,424	$532,596	$429,623
Portfolio turnover rate	29.06%	27.63%	21.61%	4.99%	31.07%
Annualized ratio of operating expenses to average net assets	10.73%	8.47%	7.54%	9.03%	9.62%
Annualized ratio of net investment income to average net assets	14.92%	10.60%	10.69%	13.14%	12.66%

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

Note 15. Selected Quarterly Financial Data (Unaudited)

	Investment Income		Net Investment Income		Net Realized and Unrealized Gains (Losses)		Net Increase (Decrease) in Net Assets from Operations

Quarter Ended	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)
September 30, 2009	21,517	0.43	12,318	0.25	(18,696)	(0.38)	(6,378)	(0.13)
December 31, 2009(2)	31,801	0.55	19,258	0.33	(33,778)	(0.59)	(14,520)	(0.25)
March 31, 2010	32,005	0.50	18,974	0.30	6,966	0.11)	25,940	0.41
June 30, 2010	29,236	0.44	16,640	0.25	(2,057)	(0.03)	14,583	0.22

September 30, 2010	35,212	0.47	20,995	0.28	4,585	0.06	25,580	0.34
December 31, 2010	33,300	0.40	19,080	0.23	12,861	0.16	31,940	0.38
March 31, 2011	44,573	0.51	23,956	0.27	9,803	0.11	33,759	0.38
June 30, 2011	56,391	0.58	30,190	0.31	(3,232)	(0.03)	26,959	0.28

September 30, 2011	55,342	0.51	27,877	0.26	12,023	0.11	39,900	0.37
December 31, 2011	67,263	0.61	36,508	0.33	27,984	0.26	64,492	0.59
March 31, 2012	95,623	0.84	58,072	0.51	(7,863)	(0.07)	50,209	0.44
June 30, 2012	102,682	0.82	64,227	0.52	(27,924)	(0.22)	36,303	0.29

September 30, 2012	123,636	0.76	74,027	0.46	(26,778)	(0.17)	47,249	0.29
December 31, 2012	166,035	0.85	99,216	0.51	(52,727)	(0.27)	46,489	0.24

(1)        Per share amounts are calculated using weighted average shares during period.

(2)        As adjusted for increase in earnings from Patriot.

Note 16. Subsequent Events

During the period from January 4, 2013 to February 7, 2013, we issued $18,003 in aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $17,432.

During the period from January 7, 2013 to February 5, 2013, we sold 10,248,051 shares of our common stock at an average price of $11.25 per share, and raised $115,315 of gross proceeds, under the ATM Program. Net proceeds were $114,162 after 1% commission to the broker-dealer on shares sold and offering costs.

On January 11, 2013, we provided $27,100 of debt financing to CHC Companies, Inc., a national provider of correctional medical and behavioral healthcare solutions.

On January 17, 2013, we made a $30,348 follow-on investment in APH, to acquire 5100 Live Oaks Blvd, LLC, a multi-family residential property located in Tampa, Florida. We invested $2,748 of equity and $27,600 of debt in APH.

On January 23, 2013, we issued 160,182 shares of our common stock in connection with the dividend reinvestment plan.

On January 24, 2013, we made an investment of $24,288 to purchase 56.14% of the subordinated notes in Cent 17 CLO Limited.

On January 24, 2013, we made an investment of $25,650 to purchase 50.12% of the subordinated notes in Octagon Investment Partners XV, Ltd.

On January 29, 2013 we provided $8,000 of secured second lien financing to TGG Medical Transitory, Inc., a developer of technologies for extracorporeal photopheresis treatments.

On January 31, 2013, we funded an acquisition of the subsidiaries of Nationwide Acceptance Corporation, which operate a specialty finance business based in Chicago, Illinois, a $25,151 of combined debt and equity financing.

On February 4, 2013, we received a distribution of $3,250 related to our investment in NRG Manufacturing, Inc., for which we realized a gain of the same amount. This is a partial release of the total amounts held in escrow with a fair value of $8,070 as of December 31, 2012.

On February 5, 2013, we made a secured debt investment of $2,000 in Healogics, Inc., a provider of outpatient wound care management services located in Jacksonville, Florida. On the same day we fully exited the deal and realized a gain of $60 on this investment.

On February 7, 2013, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•                  $0.110050 per share for February 2013 to holders of record on February 28, 2013 with a payment date of March 21, 2013;

•                  $0.110075 per share for March 2013 to holders of record on March 29, 2013 with a payment date of April 18, 2013; and

•                  $0.110100 per share for April 2013 to holders of record on April 30, 2013 with a payment date of May 23, 2013.

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

Overview

We are a financial services company that primarily lends to and invests in middle market privately-held companies. We are a closed-end investment company that has filed an election to be treated as a business development company under the Investment Company Act of 1940, or the 1940 Act. We invest primarily in first and second lien senior loans and mezzanine debt, which in some cases includes an equity component. First and second lien senior loans generally are senior debt instruments that rank ahead of subordinated debt of a given portfolio company. These loans also have the benefit of security interests on the assets of the portfolio company, which may rank ahead of or be junior to other security interests. Mezzanine debt and our investments in collateralized loan obligation (‘‘CLOs’’) are subordinated to senior loans and are generally unsecured. We invest in debt and equity positions of CLOs which are a form of securitization in which the cash flows of a portfolio of loans are pooled and passed on to different classes of owners in various tranches. Our CLO investments are derived from portfolios of corporate debt securities which are generally risk rated from BB to B depending on the tranche.

We seek to be a long-term investor with our portfolio companies. The aggregate value of our portfolio investments was $3,038,808 and $2,094,221 as of December 31, 2012 and June 30, 2012, respectively. During the six months ended December 31, 2012, our net cost of investments increased by $1,017,744, or 48.5%, as a result of 38 new investments, twelve follow-on investments and two revolver advances of $1,491,741, accrued of payment-in-kind interest of $4,048, structuring fees of $24,273 and amortization of discounts and premiums of $11,422, while we received full repayment on sixteen investments, sold three investments, impaired one investment, and received several partial prepayments, amortization payments and a revolver repayment totaling $501,542.

Compared to the end of last fiscal year (ended June 30, 2012), net assets increased by $814,661or 53.9% during the six months ended December 31, 2012, from $1,511,974 to $2,326,635. This increase resulted from the issuance of new shares of our common stock (less offering costs) in the amount of $827,989, dividend reinvestments of $7,027, and $93,738 from operations. These increases, in turn, were offset by $114,093 in dividend distributions to our stockholders. The $93,738 increase in net assets resulting from operations is net of the following: net investment income of $173,243, net realized loss on investments of $6,348, and a decrease in net assets due to changes in net unrealized depreciation of investments of $73,157.

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

Second Quarter Highlights

Investment Transactions

On October 3, 2012, we made a senior secured investment of $21,500 to support the acquisition of CP Well Testing, LLC (“CP Well”), a leading provider of flowback services to oil and gas companies operating in Western Oklahoma and the Texas Panhandle. The first lien note bears interest in cash at the greater of 13.5% or Libor plus 11.0% and has a final maturity of October 3, 2017.

On October 5, 2012, Northwestern Management Services, LLC (“Northwestern”) repaid the $15,092 loan receivable to us and we sold our 50 shares of Northwestern common stock for total proceeds of $2,233, realizing a gain of $1,862.

On October 11, 2012, we made a secured second lien investment of $12,000 in Deltek, Inc. (“Deltek”), an enterprise software and information solutions provider for professional services firms, government contractors, and government agencies. The second lien note bears interest in cash at the greater of 10.0% or Libor plus 8.75% and has a final maturity of October 10, 2019.

On October 12, 2012, we made a senior secured investment of $42,000 to support the acquisition of Gulf Coast Machine and Supply Company (“Gulf Coast”), a preferred provider of value-added forging solutions to energy and industrial end markets. The first lien note bears interest in cash at the greater of 10.5% or Libor plus 8.5% and has a final maturity of October 12, 2017.

On October 16, 2012, Blue Coat Systems, Inc. (“Blue Coat”) repaid the $25,000 loan receivable to us.

On October 18, 2012, we made a follow-on senior secured debt investment of $20,000 in First Tower Holdings of Delaware LLC (“First Tower Delaware”), to support seasonal growth in finance receivables due to increased holiday borrowing activity among its customer base. The first lien note bears interest in cash at the greater of 20.0% or Libor plus 18.5% and has a final maturity of June 30, 2022.

On October 18, 2012, Hi-Tech Testing Service, Inc. and Wilson Inspection X-Ray Services, Inc. (“Hi-Tech”) repaid the $7,200 loan receivable to us.

On October 19, 2012, Mood Media Corporation (“Mood Media”) repaid the $15,000 loan receivable to us.

On October 24, 2012, we made an investment of $7,809 in APH Property Holdings, LLC (“APH”), to acquire an industrial real estate property occupied by Filet-of-Chicken, a chicken processor in Georgia. We invested $1,809 of equity and $6,000 of debt in APH. The first lien note bears interest in cash at the greater of 10.5% or Libor plus 8.50% and interest in kind of 2.0% and has a final maturity of October 24, 2020.

On October 31, 2012, Shearer’s Foods, Inc. (“Shearer’s”) repaid the $37,999 loan receivable to us.

On November 5, 2012, we made an investment of $39,475 to purchase 95.0% of the income notes in ING IM CLO 2012-IV, LTD.

On November 7, 2012, we redeemed our membership interests in Mistral Chip Holdings, LLC, Mistral Chip Holdings 2, LLC and Mistral Chip Holdings 3, LLC in connection with the sale of Shearer’s, receiving $6,022 of net proceeds and realizing a gain of approximately $2,027 on the redemption.

On November 8, 2012, Potters Holdings II, L.P. (“Potters”) repaid the $15,000 loan receivable to us.

On November 9, 2012 we made a secured second lien investment of $22,000 to support the recapitalization of EIG Investors Corp (“EIG”). Concurrent with the financing, we received a repayment of the $12,000 loan previously outstanding. The new note bears interest in cash at the greater of 10.25% or Libor plus 9.0% and has a final maturity of May 9, 2020.

On November 15, 2012, Renaissance Learning, Inc. (“Renaissance”) repaid the $6,000 loan receivable to us.

On November 26, 2012 we made a secured second lien investment of $22,000 in The Petroleum Place, Inc. (“Petroleum”), a provider of enterprise resource planning software focused on the oil & gas industry. The second lien note bears interest in cash at the greater of 10.0% or Libor plus 8.75% and has a final maturity of May 20, 2019.

On November 30, 2012 we made a secured second lien investment of $9,500 to support the recapitalization of R-V Industries, Inc. (“R-V”). The second lien note bears interest in cash at the greater of 12.0% or Libor plus 9.0% and has a final maturity of May 30, 2018. As part of the recapitalization, we received a dividend of $11,073 for our investment in R-V’s common stock.

On December 3, 2012, VanDeMark Chemicals, Inc. (“VanDeMark”) repaid the $29,658 loan receivable to us.

On December 6, 2012, we made an investment of $38,291 to purchase 90% of the subordinated notes in Apidos CLO XI, LLC (“Apidos XI”).

On December 7, 2012, Hudson Products Holdings, Inc. (“Hudson”) repaid the $6,267 loan receivable to us.

On December 13, 2012, we completed a $33,921 recapitalization of CCPI, Inc. (“CCPI”), an international manufacturer of refractory materials and other consumable products for industrial applications. Through the recapitalization, Prospect acquired a controlling interest in CCPI for $28,334 in cash and 467,928 unregistered shares of our common stock. The first lien note issued to CCPI bears interest in cash at a fixed rate of 10.0% and has a final maturity of December 31, 2017. The first lien note issued to CCPI Holdings Inc. (“CCPI Holdings”) bears interest in cash at a fixed rate of 12.0% and interest in kind of 7.0%, and has a final maturity of June 30, 2018.

On December 14, 2012, we provided $10,000 of first-lien financing to support the recapitalization of Prince Mineral Holding Corp. (“Prince Mineral”), a leading global specialty mineral processor and consolidator. The first lien note bears interest in cash at a fixed rate of 11.5% and has a final maturity of December 15, 2019.

On December 14, 2012, we made a $3,000 follow-on investment in Focus Brands, Inc. (“Focus Brands”). The second lien note bears interest in cash at the greater of 10.25% or Libor plus 9.0% and has a final maturity of August 21, 2018.

On December 17, 2012, we made a $39,800 first-lien investment in Coverall Health-Based Cleaning Systems (“Coverall”), a leading franchiser of commercial cleaning businesses. The first lien note bears interest in cash at the greater of 11.5% or Libor plus 8.5% and has a final maturity of December 17, 2017.

On December 17, 2012, we made a $38,150 first-lien follow-on investment in Material Handling Services, LLC, d/b/a/ Total Fleet Solutions (“TFS”), to support the acquisition of Miner Holding Company, Inc. The first lien note bears interest in cash at the greater of 10.0% or Libor plus 8.0% and has a final maturity of December 21, 2017.

On December 17, 2012, we made a secured debt investment of $30,000 to support the recapitalization of BNN Holdings Corp (“Biotronic”). After the financing, we received payment of the $26,227 loan that was previously outstanding. The new note bears interest in cash at the greater of 10.0% or Libor plus 8.0% and has a final maturity of December 17, 2017.

On December 19, 2012, we provided $17,500 of senior secured second-lien financing to Grocery Outlet, Inc. (“Grocery”), to support the recapitalization of a retailer of food, beverages and general merchandise. The second lien note bears interest in cash at the greater of 10.5% or Libor plus 9.25% and has a final maturity of June 17, 2019.

On December 19, 2012, we provided $23,200 of senior secured second-lien financing to support the recapitalization of TB Corp. (“Taco Bueno”), a Mexican restaurant chain. The second lien note bears interest in cash at a fixed rate of 12.0% and interest in kind of 1.5%, and has a final maturity of December 18, 2018.

On December 20, 2012, we made an additional follow-on senior secured debt investment of $19,500 to support the recapitalization of Progrexion Holdings, Inc (“Progrexion”). After the financing, we now hold $154,500 of senior secured debt of Progrexion. The first lien note bears interest in cash at the greater of 10.5% or Libor plus 8.5% and has a final maturity of September 14, 2017.

On December 21, 2012, ST Products, LLC (“STP”) repaid the $23,162 loan receivable to us.

On December 21, 2012, SG Acquisition, Inc. (“Safe-Guard”) repaid the $83,242 loan receivable to us.

On December 21, 2012, we made a $10,000 senior secured second-lien follow-on investment in Seaton Corp (“Seaton”). The second lien note bears interest in cash at the greater of 12.5% or Libor plus 9.0% and interest in kind of 2.0%, and has a final maturity of March 14, 2015.

On December 21, 2012, we made a $37,500 senior secured first-lien investment in Lasership, Inc. (“Lasership”), a leading provider of regional same day and next day distribution services for premier e-commerce and product supply businesses. The first lien note bears interest in cash at the greater of 10.25% or Libor plus 8.25% and has a final maturity of December 21, 2017.

On December 21, 2012, we made a $12,000 senior secured first-lien follow-on investment in FPG, LLC (“FPG”), a supplier of branded consumer and commercial products sold to the retail, foodservice, and hospitality sectors. The first lien note bears interest in cash at the greater of 12.0% or Libor plus 11.0% and has a final maturity of January 20, 2017.

On December 24, 2012, we made a follow-on secured debt investment of $5,000 in New Star Metals, Inc. (“New Star”). The second lien note bears interest in cash at the greater of 11.5% or Libor plus 8.5% and interest in kind of 1.0%, and has a final maturity of February 2, 2018.

On December 24, 2012, we made a $7,000 second-lien secured investment in Aderant North America, Inc. (“Aderant”), a leading provider of enterprise software solutions to professional services organizations. The first lien note bears interest in cash at the greater of 11.0% or PRIME plus 7.75% and has a final maturity of June 20, 2019.

On December 28, 2012, we made a $9,593 second-lien secured investment in APH, to acquire Abbington Pointe, Inc., a multi- family property in Marietta, Georgia. We invested $3,193 of equity and $6,400 of debt in APH. The second lien note bears interest in cash at the greater of 10.5% or Libor plus 8.5% and interest in kind of 2.0% and has a final maturity of October 24, 2020.

On December 28, 2012, we made a $5,000 second-lien secured investment in TransFirst Holdings, Inc. (“TransFirst”), a payments processing firm that provides electronic credit card authorization to merchants located throughout the United States. The second lien note bears interest in cash at the greater of 11.0% or Libor plus 9.75% and has a final maturity of June 27, 2018.

On December 28, 2012, we completed a $47,900 recapitalization of Credit Central Holdings, LLC (“Credit Central”) a branch-based provider of installment loans. Through the recapitalization, we acquired a controlling interest in Credit

Central for $38,082 in cash and 897,906 unregistered shares of our common stock. The first lien note bears interest in cash at the greater of 20.0% or Libor plus 18.50% and has a final maturity of December 31, 2020.

On December 28, 2012, we made a $3,600 follow-on subordinated unsecured debt investment in Ajax Rolled Ring & Machine, Inc. (“Ajax”). The unsecured note bears interest in cash at the greater of 11.5% or Libor plus 8.50% and interest in kind of 6.0% and has a final maturity of December 31, 2017.

On December 28, 2012, we made a $30,000 first-lien senior secured investment to support the recapitalization of Spartan Energy Services, LLC (“Spartan”), a leading provider of thru tubing and flow control services to oil and gas companies. The first lien note bears interest in cash at the greater of 10.5% or Libor plus 9.0% and has a final maturity of
December 28, 2017.

On December 31, 2012, we provided $32,000 senior secured loan to support the acquisition of System One Holdings, LLC (“System One”), a leading provider of professional staffing services, by investment funds managed by MidOcean Partners. The first lien note bears interest in cash at the greater of 11.0% or Libor plus 9.50% and has a final maturity of December 31, 2018.

On December 31, 2012, we funded a recapitalization of Valley Electric Co. of Mt. Vernon, Inc. (“Valley”) with $52,098 of combined debt and equity financing. Through the recapitalization, we acquired a controlling interest in Valley for $7,449 in cash and 4,141,547 unregistered shares of our common stock. The first lien note issued to Valley bears interest in cash at the greater of 8.0% or Libor plus 5.0% and interest in kind of 2.5%, and has a final maturity of December 31, 2017. The first lien note issued to Valley Electric Holdings I, Inc. (“Valley Electric Holdings”) bears interest in cash at the greater of 9.0% or Libor plus 6.0% and interest in kind of 9.0%, and has a final maturity of December 31, 2018.

On December 31, 2012, we provided $70,000 of secured send-lien debt financing for the acquisition of Thomson Reuters Property Tax Services by Ryan, LLC (“Ryan”). The second lien note bears interest in cash at the greater of 12.0% or Libor plus 9.0% and interest in kind of 3%, and has a final maturity of June 30, 2018.

Equity Issuance

On September 10, 2012, we entered into a second equity distribution agreement with KeyBanc Capital Markets Inc. (“KeyBanc”) relating to sales by us through KeyBanc, by means of at-the-market offerings from time to time, of up to 9,750,000 shares of our common stock. During the period from October 1, 2012 to October 9, 2012, we sold 1,245,655 shares of our common stock at an average price of $11.53 per share, and raised $14,361 of gross proceeds, under this program. Net proceeds were $14,217 after 1% commission to the broker-dealer on shares sold and offering costs.

On October 24, 2012, November 22, 2012 and December 20, 2012, we issued shares of our common stock in connection with the dividend reinvestment plan of 83,200, 84,904 and 100,552, respectively.

On October 29, 2012, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, as of December 31, 2012 we can issue up to $2,546,746 of additional debt and equity securities in the public market.

On November 7, 2012, we issued 35,000,000 shares of our common stock at $11.10 per share (or $10.96 per share net proceeds excluding expenses), raising $383,600 of net proceeds.

On December 21, 2012, we entered into a third ATM Program with KeyBanc through which we could sell, by means of at-the-market offerings from time to time, of up to 17,500,000 shares of our common stock. (See Recent Developments.) No sales were made under this program prior to December 31, 2012.

On December 13, 2012, December 28, 2012 and December 31, 2012, we issued 467,928, 897,906 and 4,141,547 shares of our common stock, respectively, in conjunction with investments in controlled portfolio companies.

Dividend

On December 7, 2012, we announced the declaration of revised monthly dividends in the following amounts and with the following dates:

•                  $0.110000 per share for December 2012 (record date of December 31, 2012 and payment date of January 23, 2013); and

•                  $0.110025 per share for January 2013 (record date of January 31, 2013 and payment date of February 20, 2013).

These distributions replace the dividends for December 2012 and January 2013 that were previously announced on November 7, 2012.

Credit Facility

On December 19, 2012, we closed an increase of $35,000 to our commitments to our credit facility. The commitments to the credit facility now stand at $552,500.

Debt Issuance

During the period from October 4, 2012 to December 28 2012, we issued approximately $76,476 in aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $74,210, as follows:

Date of Issuance	Principal Amount	Interest Rate	Maturity Date

October 4, 2012	7,172	5.70%	October 15, 2019
November 23, 2012	10,018	5.13%	November 15, 2019
November 23, 2012	10,171	6.63%	November 15, 2042
November 29, 2012	3,736	5.00%	November 15, 2019
November 29, 2012	1,979	5.75%	November 15, 2032
November 29, 2012	6,266	6.50%	November 15, 2042
December 6, 2012	3,859	4.88%	December 15, 2019
December 6, 2012	1,127	5.63%	December 15, 2032
December 6, 2012	8,203	6.38%	December 15, 2042
December 13, 2012	1,822	4.75%	December 15, 2019
December 13, 2012	916	5.25%	December 15, 2030
December 13, 2012	3,474	6.25%	December 15, 2042
December 20, 2012	1,678	4.63%	December 15, 2019
December 20, 2012	1,314	5.13%	December 15, 2030
December 20, 2012	6,449	6.13%	December 15, 2042
December 28, 2012	1,980	4.50%	December 15, 2019
December 28, 2012	1,472	5.00%	December 15, 2030
December 28, 2012	4,840	6.00%	December 15, 2042

On December 21, 2012, we issued $200,000 in aggregate principal amount of 5.875% senior convertible notes due 2019 (the ‘‘2019 Notes’’) for net proceeds following underwriting and other expenses of approximately $193,600. Interest on the 2019 Notes is paid semi-annually in arrears on January 15 and July 15, at a rate of 5.875% per year, commencing July 15, 2013. The 2019 Notes mature on January 15, 2019 unless converted earlier. The 2019 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at December 31, 2012 of 79.7766 shares of common stock per $1 principal amount of 2019 Notes, which is equivalent to a conversion price of approximately $12.54 per share of common stock, subject to adjustment in certain circumstances. The conversion rate for the 2019 Notes will be increased when monthly cash dividends paid to common shares exceed the monthly dividend rate of $0.110025 per share.

Investment Holdings

As of December 31, 2012, we continue to pursue our diversified investment strategy. At December 31 2012, approximately $3,038,808 or 130.6% of our net assets are invested in 106 long-term portfolio investments and CLOs and 18.5% of our net assets are invested in money market funds.

During the six months ended December 31, 2012, we originated $1,531,484 of new investments. Our origination efforts are focused primarily on secured lending, to reduce the risk in the portfolio, investing primarily in first lien loans, and subordinated notes in CLOs, though we also continue to close selected junior debt and equity investments. In addition to targeting investments senior in corporate capital structures with our new originations, we have also increased our origination business mix of third party private equity sponsor owned companies, which tend to have more third party equity capital supporting our debt investments than non-sponsor transactions. Our annualized current yield increased from 13.9% as of June 30, 2012 to 14.7% as of December 31, 2012 across all performing interest bearing investments. This increase is due to the acquisition of First Tower and increased investments in CLOs. Monetization of equity positions that we hold is not included in this yield calculation. In many of our portfolio companies we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.

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

As of December 31, 2012, we own controlling interests in AIRMALL USA, Inc. (“AIRMALL”), Ajax, APH, AWCNC, LLC, Borga, Inc., CCPI, Credit Central, Energy Solutions Holdings, Inc. (f/k/a Gas Solutions Holdings, Inc.) (“Energy Solutions”), First Tower Delaware, Manx Energy, Inc. (“Manx”), NMMB Holdings, Inc. (“NMMB”), R-V, The Healing Staff, Inc. (“THS”), Valley and Wolf Energy Holdings, Inc. (“Wolf”). We also own an affiliated interest in Biotronic, Boxercraft Incorporated and Smart, LLC.

The following is a summary of our investment portfolio by level of control at December 31, 2012 and June 30, 2012, respectively:

	December 31, 2012				June 30, 2012

Level of Control	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio

Control	$666,360	21.4%	$649,380	21.4%	$518,015	24.7%	$564,489	27.0%
Affiliate	48,659	1.6%	48,266	1.6%	44,229	2.1%	46,116	2.2%
Non-control/Non-affiliate	2,402,038	77.0%	2,341,162	77.0%	1,537,069	73.2%	1,483,616	70.8%

Total Portfolio	$3,117,057	100.0%	$3,038,808	100.0%	$2,099,313	100.0%	$2,094,221	100.0%

The following is our investment portfolio presented by type of investment at December 31, 2012 and June 30, 2012, respectively:

	December 31, 2012				June 30, 2012

Type of Investment	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio

Revolving Line of Credit	$7,195	0.2%	$6,872	0.2%	$1,145	0.1%	$868	0.0%
Senior Secured Debt	1,574,781	50.5%	1,508,131	49.6%	1,146,454	54.6%	1,088,019	52.0%
Subordinated Secured Debt	801,771	25.7%	755,831	24.9%	536,900	25.6%	480,147	22.9%
Subordinated Unsecured Debt	173,241	5.6%	173,781	5.7%	72,617	3.5%	73,195	3.5%
CLO Debt	27,459	0.9%	29,389	1.0%	27,258	1.3%	27,717	1.3%
CLO Residual Interest	405,300	13.0%	408,050	13.4%	214,559	10.2%	218,009	10.4%
Preferred Stock	31,323	1.0%	18,276	0.6%	31,323	1.5%	29,155	1.4%
Common Stock	92,384	3.0%	106,731	3.5%	61,459	2.9%	137,198	6.6%
Membership Interests	1,442	0.0%	8,798	0.3%	5,437	0.2%	13,844	0.7%
Overriding Royalty Interests	—	—%	1,552	0.1%	—	—%	1,623	0.1%
Escrows Receivable	—	—%	14,427	0.5%	—	—%	17,686	0.8%
Warrants	2,161	0.1%	6,970	0.2%	2,161	0.1%	6,760	0.3%

Total Portfolio	$3,117,057	100.0%	$3,038,808	100.0%	$2,099,313	100.0%	$2,094,221	100.0%

The following is our investments in interest bearing securities presented by type of security at December 31, 2012 and June 30, 2012, respectively:

	December 31, 2012				June 30, 2012

Level of Control	Cost	Percent of Debt Securities	Fair Value	Percent of Debt Securities	Cost	Percent of Debt Securities	Fair Value	Percent of Debt Securities

First Lien	$1,581,976	52.9%	$1,515,003	52.5%	$1,147,599	57.4%	$1,088,887	57.6%
Second Lien	801,771	26.8%	755,831	26.2%	536,900	26.9%	480,147	25.4%
Unsecured	173,241	5.8%	173,781	6.0%	72,617	3.6%	73,195	3.9%
CLO Residual Interest	405,300	13.6%	408,050	14.2%	214,559	10.7%	218,009	11.6%
CLO Debt	27,459	0.9%	29,389	1.0%	27,258	1.4%	27,717	1.5%

Total Debt Securities	$2,989,747	100.0%	$2,882,054	100.0%	$1,998,933	100.0%	$1,887,955	100.0%

The following is our investment portfolio presented by geographic location of the investment at December 31, 2012 and June 30, 2012, respectively:

	December 31, 2012				June 30, 2012

Geographic Location	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio

Canada	$86,118	2.8%	$86,118	2.8%	$15,134	0.7%	$17,040	0.8%
Cayman Islands	432,759	13.9%	437,439	14.4%	241,817	11.5%	245,726	11.7%
Ireland	14,922	0.5%	15,000	0.5%	14,918	0.7%	15,000	0.7%
Midwest US	599,959	19.2%	553,373	18.2%	427,430	20.4%	377,139	18.0%
The Netherlands	—	—%	3	0.0%	—	—%	—	—%
Northeast US	401,001	12.9%	416,084	13.7%	293,181	14.0%	313,437	15.0%
Southeast US	759,717	24.4%	751,514	24.7%	642,984	30.6%	634,945	30.4%
Southwest US	277,047	8.9%	254,442	8.4%	193,627	9.2%	234,433	11.2%
Western US	545,534	17.4%	524,835	17.3%	270,222	12.9%	256,501	12.2%
Total Portfolio	$3,117,057	100.0%	$3,038,808	100.0%	$2,099,313	100.0%	$2,094,221	100.0%

The following is our investment portfolio presented by industry sector of the investment at December 31, 2012 and June 30, 2012, respectively:

	December 31, 2012				June 30, 2012

Industry	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio

Aerospace and Defense	$56	0.0%	$—	— %	$56	0.0%	$—	— %
Automobile / Auto Finance	28,034	0.9%	28,255	0.9%	32,806	1.6%	32,478	1.6%
Business Services	181,084	5.8%	181,175	6.0%	3,164	0.2%	3,288	0.2%
Chemicals	28,084	0.9%	28,087	0.9%	58,104	2.8%	58,104	2.8%
Commercial Services	124,366	4.0%	124,255	4.1%	80,418	3.8%	80,407	3.8%
Construction and Engineering	52,098	1.7%	52,098	1.7%	—	— %	—	— %
Consumer Finance	373,184	12.0%	375,640	12.5%	305,521	14.6%	305,521	14.6%
Consumer Services	258,768	8.3%	260,650	8.6%	146,335	7.0%	147,809	7.1%
Contracting	—	— %	—	— %	15,949	0.8%	—	— %
Diversified Financial Services	451,302	14.4%	455,982	15.0%	260,219	12.3%	264,128	12.6%
Diversified / Conglomerate Service	—	— %	—	— %	—	— %	35	0.0%
Durable Consumer Products	299,838	9.6%	299,116	9.8%	153,327	7.3%	152,862	7.3%
Ecological	141	0.0%	282	0.0%	141	0.0%	240	0.0%
Electronics	—	— %	151	0.0%	—	— %	144	0.0%
Energy	72,770	2.3%	69,900	2.3%	63,245	3.0%	126,868	6.1%
Food Products	144,215	4.6%	137,056	4.5%	101,975	4.9%	96,146	4.5%
Healthcare	204,415	6.6%	201,530	6.7%	141,990	6.8%	143,561	6.9%
Insurance	—	— %	—	— %	83,461	4.0%	83,461	4.0%
Machinery	1,271	0.0%	3,351	0.1%	4,684	0.2%	6,485	0.3%
Manufacturing	139,756	4.5%	160,807	5.3%	95,191	4.5%	127,127	6.1%
Media	146,335	4.7%	140,335	4.6%	165,866	7.9%	161,843	7.7%
Metal Services and Minerals	41,997	1.3%	41,997	1.4%	—	— %	—	— %
Oil and Gas Equipment Services	—	— %	—	— %	7,188	0.3%	7,391	0.4%
Oil and Gas Production	152,124	4.9%	55,385	1.8%	130,928	6.2%	38,993	1.9%
Personal and Nondurable Consumer Products	39,351	1.3%	40,426	1.3%	39,351	1.8%	39,968	1.9%
Production Services	—	— %	—	— %	268	0.0%	2,040	0.1%
Property Management	51,470	1.7%	49,752	1.6%	51,770	2.5%	47,982	2.2%
Real Estate	17,420	0.6%	17,420	0.6%	—	— %	—	— %
Retail	17,213	0.6%	17,591	0.6%	63	0.0%	129	0.0%
Software & Computer Services	106,481	3.4%	106,963	3.5%	53,908	2.6%	54,711	2.6%
Specialty Minerals	38,500	1.2%	43,536	1.4%	37,732	1.8%	44,562	2.1%
Textiles and Leather	15,930	0.5%	15,732	0.5%	15,123	0.7%	17,161	0.8%
Transportation	130,854	4.2%	131,336	4.3%	50,530	2.4%	50,777	2.4%

Total Portfolio	$3,117,057	100.0%	$3,038,808	100.0%	$2,099,313	100.0%	$2,094,221	100.0%

Portfolio Investment Activity

During the six months ended December 31, 2012, we acquired $1,368,378 of new investments, completed follow-on investments in existing portfolio companies, totaling approximately $140,486, funded $7,150 of revolver advances,  recorded PIK interest of $4,048 and amortization of discounts and premiums of $11,422, resulting in gross investment originations of $1,531,484. The more significant of these investments are described briefly in the following:

On July 5, 2012, we made a senior secured debt investment of $28,000 to support the acquisition of TFS, a provider of forklift and other material handling equipment fleet management and procurement services, by funds managed by CI Capital Partners, LLC. The senior secured term loan bears interest in cash at the greater of 10.5% or Libor plus 8.50% and has a final maturity of July 5, 2017.

On July 16, 2012, we provided $15,000 of secured second lien financing to Pelican Products, Inc., a leading provider of unbreakable, watertight protective cases and technically advanced professional lighting equipment. The second lien term loan bears interest in cash at the greater of 11.5% or Libor plus 10.0% and has a final maturity of June 14, 2019.

On July 20, 2012, we provided $12,000 of senior secured financing to EIG, a provider of an array of online services such as web presence, domain hosting, e-commerce, e-mail and other related services to small- and medium-sized businesses. The second lien term loan bears interest in cash at the greater of 11.0% or Libor plus 9.5% and has a final maturity of October 22, 2018.

On July 20, 2012, we provided $10,000 of senior secured financing to FPG, a supplier of branded consumer and commercial products sold to the retail, foodservice, and hospitality sectors. The note payable bears interest in cash at the greater of 12.0% or Libor plus 11.0% and has a final maturity of January 20, 2017.

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

On August 2, 2012, we provided a $27,000 secured loan to support the acquisition of New Star, a provider of specialized processing services to the steel industry, by funds managed by Insight Equity Management Company. The senior subordinated note bears interest in cash at greater of 11.5% or Libor plus 8.5% and interest in kind of 1.0% and has a final maturity of February 2, 2018.

On August 3, 2012, we provided $120,000 senior secured financing, of which $110,000 was funded at closing, to support the acquisition of InterDent, Inc. (“InterDent”), a leading provider of dental practice management services to dental professional corporations and associations in the United States, by funds managed by H.I.G. The Term Loan A note bears interest in cash at the greater of 8.0% or Libor plus 6.5% and has a final maturity of August 3, 2017. The Term Loan B note bears interest in cash at the greater of 13.0% or Libor plus 10.0% and has a final maturity of August 3, 2017. The $10,000 senior secured revolver bears interest in cash at the greater of 10.5% or Libor plus 8.25% and has a final maturity of February 3, 2013.

On August 3, 2012, we provided $44,000 of secured subordinated financing to support the refinancing of New Century Transportation, Inc. (“New Century”), a leading transportation and logistics company. The senior subordinated loan bears interest in cash at the greater of 12.0% or Libor plus 10.0% and interest in kind of 3.0% and has a final maturity of February 3, 2018.

On August 3, 2012, we provided $10,000 of senior secured financing to Pinnacle (US) Acquisition Co Limited, the largest multi-national software company focused on the delivery of analytical and information management solutions for the discovery and extraction of subsurface natural resources. The second lien term loan bears interest in cash at the greater of 10.5% or Libor plus 8.25% and has a final maturity of August 3, 2020.

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

On September 14, 2012, we invested an additional $10,000 in Hoffmaster Group, Inc. The second lien term loan bears interest in cash at the greater of 11.0% or Libor plus 9.5% and has a final maturity of January 3, 2019.

On September 14, 2012, we made a secured investment of $135,000 to support the recapitalization of Progrexion. Concurrent with the financing, we received repayment of the $62,680 loans that were previously outstanding. The senior secured loan bears interest in cash at the greater of 10.5% or Libor plus 8.5% and has a final maturity of September 14, 2017.

On September 27, 2012, we made an investment of $45,746 to purchase 95% of the subordinated notes in ING IM CLO 2012-III, Ltd.

On September 28, 2012, we made an unsecured investment of $10,400 to support the acquisition of Evanta Ventures, Inc., a diversified event management company. The subordinated note bears interest in cash at 12.0% and interest in kind of 1.0% and has a final maturity of September 28, 2018.

On September 28, 2012, we made a secured second lien investment of $100,000 to support the recapitalization of United Sporting Companies, Inc. (“USC”), a national distributor of hunting, outdoor, marine and tackle products. The secured loan bears interest in cash at the greater of 12.75% or Libor plus 11.0% and has a final maturity of May 16, 2018.

On October 3, 2012, we made a senior secured investment of $21,500 to support the acquisition of CP Well, a leading provider of flowback services to oil and gas companies operating in Western Oklahoma and the Texas Panhandle. The first lien note bears interest in cash at the greater of 13.5% or Libor plus 11.0% and has a final maturity of October 3, 2017.

On October 11, 2012, we made a secured second lien investment of $12,000 in Deltek, Inc., an enterprise software and information solutions provider for professional services firms, government contractors, and government agencies. The second lien note bears interest in cash at the greater of 10.0% or Libor plus 8.75% and has a final maturity of October 10, 2019.

On October 12, 2012, we made a senior secured investment of $42,000 to support the acquisition of Gulf Coast, a preferred provider of value-added forging solutions to energy and industrial end markets. The first lien note bears interest in cash at the greater of 10.5% or Libor plus 8.5% and has a final maturity of October 12, 2017.

On October 18, 2012, we made a follow-on senior secured debt investment of $20,000 in First Tower Delaware, to support seasonal growth in finance receivables due to increased holiday borrowing activity among its customer base. The first lien note bears interest in cash at the greater of 20.0% or Libor plus 18.5% and has a final maturity of June 30, 2022.

On October 24, 2012, we made an investment of $7,800 in APH, to acquire an industrial real estate property occupied by Filet-of-Chicken, a chicken processor in Georgia. We invested $1,809 of equity and $6,000 of debt in APH. The first lien note bears interest in cash at the greater of 10.5% or Libor plus 8.5% and interest in kind of 2.0% and has a final maturity of October 24, 2020.

On November 5, 2012, we made an investment of $39,475 to purchase 95.0% of the income notes in ING IM CLO 2012-IV, LTD.

On November 9, 2012 we made a secured second lien investment of $22,000 to support the recapitalization of EIG. Concurrent with the financing, we received a repayment of the $12,000 loan previously outstanding. The new note bears interest in cash at the greater of 10.25% or Libor plus 9.0% and has a final maturity of May 9, 2020.

On November 26, 2012 we made a secured second lien investment of $22,000 in Petroleum, a provider of enterprise resource planning software focused on the oil & gas industry. The second lien note bears interest in cash at the greater of 10.0% or Libor plus 8.75% and has a final maturity of May 20, 2019.

On November 30, 2012 we made a secured second lien investment of $9,500 to support the recapitalization of R-V. The second lien note bears interest in cash at the greater of 12.0% or Libor plus 9.0% and has a final maturity of May 30, 2018. As part of the recapitalization, we received a dividend of $11,073 for our investment in R-V’s common stock.

On December 6, 2012, we made an investment of $38,291 to purchase 90% of the subordinated notes in Apidos XI.

On December 13, 2012, we completed a $33,921 recapitalization of CCPI, an international manufacturer of refractory materials and other consumable products for industrial applications. Through the recapitalization, Prospect acquired a controlling interest in CCPI for $28,334 in cash and 467,928 unregistered shares of our common stock. The first lien note issued to CCPI bears interest in cash at a fixed rate of 10.0% and has a final maturity of December 31, 2017. The first lien note issued to CCPI Holdings bears interest in cash at a fixed rate of 12.0% and interest in kind of 7.0%, and has a final maturity of June 30, 2018.

On December 14, 2012, we provided $10,000 of first-lien financing to support the recapitalization of Prince Mineral, a leading global specialty mineral processor and consolidator. The first lien note bears interest in cash at a fixed rate of 11.5% and has a final maturity of December 15, 2019.

On December 14, 2012, we made a $3,000 follow-on investment in Focus Brands. The second lien note bears interest in cash at the greater of 10.25% or Libor plus 9.0% and has a final maturity of August 21, 2018.

On December 17, 2012, we made a $39,800 first-lien investment in Coverall, a leading franchiser of commercial cleaning businesses. The first lien note bears interest in cash at the greater of 11.5% or Libor plus 8.5% and has a final maturity of December 17, 2017.

On December 17, 2012, we made a $38,150 first-lien follow-on investment in TFS, to support the acquisition of Miner Holding Company, Inc. The first lien note bears interest in cash at the greater of 10.0% or Libor plus 8.0% and has a final maturity of December 21, 2017.

On December 17, 2012, we made a secured debt investment of $30,000 to support the recapitalization of Biotronic. After the financing, we received payment of the $26,227 loan that was previously outstanding. The new note bears interest in cash at the greater of 10.0% or Libor plus 8.0% and has a final maturity of December 17, 2017.

On December 19, 2012, we provided $17,500 of senior secured second-lien financing to Grocery, to support the recapitalization of a retailer of food, beverages and general merchandise. The second lien note bears interest in cash at the greater of 10.5% or Libor plus 9.25% and has a final maturity of June 17, 2019.

On December 19, 2012, we provided $23,200 of senior secured second-lien financing to support the recapitalization of Taco Bueno, a Mexican restaurant chain. The second lien note bears interest in cash at a fixed rate of 12.0% and interest in kind of 1.5%, and has a final maturity of December 18, 2018.

On December 20, 2012, we made an additional follow-on senior secured debt investment of $19,500 to support the recapitalization of Progrexion. After the financing, we now hold $154,500 of senior secured debt of Progrexion. The first lien note bears interest in cash at the greater of 10.5% or Libor plus 8.5% and has a final maturity of September 14, 2017.

On December 21, 2012, we made a $10,000 senior secured second-lien follow-on investment in Seaton. The second lien note bears interest in cash at the greater of 12.5% or Libor plus 9.0% and interest in kind of 2.0%, and has a final maturity of March 14, 2015.

On December 21, 2012, we made a $37,500 senior secured first-lien investment in Lasership, a leading provider of regional same day and next day distribution services for premier e-commerce and product supply businesses. The first lien note bears interest in cash at the greater of 10.25% or Libor plus 8.25% and has a final maturity of December 21, 2017.

On December 21, 2012, we made a $12,000 senior secured first-lien follow-on investment in FPG, a supplier of branded consumer and commercial products sold to the retail, foodservice, and hospitality sectors. The first lien note bears interest in cash at the greater of 12.0% or Libor plus 11.0% and has a final maturity of January 20, 2017.

On December 24, 2012, we made a follow-on secured debt investment of $5,000 in New Star. The second lien note bears interest in cash at the greater of 11.5% or Libor plus 8.5% and interest in kind of 1.0%, and has a final maturity of February 2, 2018.

On December 24, 2012, we made a $7,000 second-lien secured investment in Aderant, a leading provider of enterprise software solutions to professional services organizations. The first lien note bears interest in cash at the greater of 11.0% or PRIME plus 7.75% and has a final maturity of June 20, 2019.

On December 28, 2012, we made a $9,500 second-lien secured investment in APH, to acquire Abbington Pointe, Inc., a multi-family property in Marietta, Georgia. We invested $3,193 of equity and $6,400 of debt in APH. The second lien note bears interest in cash at the greater of 10.5% or Libor plus 8.50% and interest in kind of 2.0% and has a final maturity of October 24, 2020.

On December 28, 2012, we made a $5,000 second-lien secured investment in TransFirst, a payments processing firm that provides electronic credit card authorization to merchants located throughout the United States. The second lien note bears interest in cash at the greater of 11.0% or Libor plus 9.75% and has a final maturity of June 27, 2018.

On December 28, 2012, we completed a $47,900 recapitalization of Credit Central, a branch-based provider of installment loans. Through the recapitalization, we acquired a controlling interest in Credit Central for $38,082 in cash and 897,906 unregistered shares of our common stock. The first lien note bears interest in cash at the greater of 20.0% or Libor plus 18.50% and has a final maturity of December 31, 2020.

On December 28, 2012, we made a $3,600 follow-on subordinated unsecured investment in Ajax. The unsecured note bears interest in cash at the greater of 11.5% or Libor plus 8.50% and interest in kind of 6.00% and has a final maturity of December 31, 2017.

On December 28, 2012, we made a $30,000 first-lien senior secured investment to support the recapitalization of Spartan, a leading provider of thru tubing and flow control services to oil and gas companies. The first lien note bears interest in cash at the greater of 10.5% or Libor plus 9.0% and has a final maturity of December 28, 2017.

On December 31, 2012, we provided $32,000 senior secured loan to support the acquisition of System One, a leading provider of professional staffing services, by investment funds managed by MidOcean Partners. The first lien note bears interest in cash at the greater of 11.0% or Libor plus 9.5% and has a final maturity of December 31, 2018.

On December 31, 2012, we funded a recapitalization of Valley with $52,098 of combined debt and equity financing. Through the recapitalization, we acquired a controlling interest in Valley for $7,449 in cash and 4,141,547 unregistered shares of our common stock. The first lien note issued to Valley bears interest in cash at the greater of 8.0% or Libor plus 5.0% and interest in kind of 2.5%, and has a final maturity of December 31, 2017. The first lien note issued to Valley Electric Holdings bears interest in cash at the greater of 9.0% or Libor plus 6.0% and interest in kind of 9.0%, and has a final maturity of December 31, 2018.

On December 31, 2012, we provided $70,000 of secured second-lien debt financing for the acquisition of Thomson Reuters Property Tax Services by Ryan. The second lien note bears interest in cash at the greater of 12.0% or Libor plus 9.0% and interest in kind of 3.0%, and has a final maturity of June 30, 2018.

During the six months ended December 31, 2012, we closed-out fifteen positions which are briefly described below.

On July 24, 2012, we sold our 3,821 shares of Iron Horse Coiled Tubing, Inc. (“Iron Horse”) common stock in connection with the exercise of an equity buyout option, receiving $2,040 of net proceeds and realizing a gain of approximately $1,772 on the sale.

On August 3, 2012, Pinnacle Treatment Centers, Inc. repaid the $17,475 loan receivable to us.

On August 10, 2012, U.S. HealthWorks Holding Company, Inc. repaid the $25,000 loan receivable to us.

On September 20, 2012, Fischbein, LLC repaid the $3,425 loan receivable to us.

On October 5, 2012, Northwestern repaid the $15,092 loan receivable to us and we sold our 50 shares of Northwestern common stock for total proceeds of $2,233, realizing a gain of $1,862.

On October 16, 2012, Blue Coat repaid the $25,000 loan receivable to us.

On October 18, 2012, Hi-Tech repaid the $7,200 loan receivable to us.

On October 19, 2012, Mood Media Corporation repaid the $15,000 loan receivable to us.

On October 31, 2012, Shearer’s repaid the $37,999 loan receivable to us.

On November 7, 2012, we redeemed our membership interests in Mistral Chip Holdings, LLC, Mistral Chip Holdings 2, LLC and Mistral Chip Holdings 3, LLC in connection with the sale of Shearer’s Foods, Inc., receiving $6,022 of net proceeds and realizing a gain of approximately $2,027 on the redemption.

On November 8, 2012, Potters repaid the $15,000 loan receivable to us.

On November 15, 2012, Renaissance repaid the $6,000 loan receivable to us.

On December 3, 2012, VanDeMark repaid the $29,658 loan receivable to us.

On December 7, 2012, Hudson repaid the $6,267 loan receivable to us.

On December 21, 2012, STP repaid the $23,162 loan receivable to us.

On December 21, 2012, Safe-Guard repaid the $83,242 loan receivable to us.

In addition to the repayments noted above, during the six months ended December 31, 2012 we received principal amortization payments of $8,698 on several loans, and $38,175 of partial prepayments primarily related to Byrider Systems Acquisition Corp, Capstone Logistics, LLC (“Capstone”), Cargo Airport Services USA, LLC, Energy Solutions, NMMB and Northwestern.

During the three and six months ended December 31, 2012, we recognized $655 and $939 of interest income due to purchase discount accretion from the assets acquired from Patriot Capital Funding, Inc. (“Patriot”). Included in the $655 recorded during the three months ended December 31, 2012 is $285 of normal accretion and $370 of accelerated accretion resulting from the repayment of Hudson. Included in the $939 recorded during the six months ended December 31, 2012 is $569 of normal accretion and $370 of accelerated accretion resulting from the repayment of Hudson.

As of December 31, 2012, $1,082 of purchase discount from the assets acquired from Patriot remains to be accreted as interest income, of which $271 is expected to be amortized during the three months ending March 31, 2013.

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

The following is a quarter-by-quarter summary of our investment activity:

Quarter-End	Acquisitions(1)	Dispositions(2)

December 31, 2012	$772,125	$349,269
September 30, 2012	747,937	158,123
June 30, 2012	573,314	146,292
March 31, 2012	170,073	188,399
December 31, 2011	154,697	120,206
September 30, 2011	222,575	46,055
June 30, 2011	312,301	71,738
March 31, 2011	359,152	78,571
December 31, 2010	140,933	67,405
September 30, 2010	140,951	68,148
June 30, 2010	88,973	39,883
March 31, 2010	59,311	26,603
December 31, 2009(3)	210,438	45,494
September 30, 2009	6,066	24,241
June 30, 2009	7,929	3,148
March 31, 2009	6,356	10,782
December 31, 2008	13,564	2,128
September 30, 2008	70,456	10,949
June 30, 2008	118,913	61,148
March 31, 2008	31,794	28,891
December 31, 2007	120,846	19,223
September 30, 2007	40,394	17,949
June 30, 2007	130,345	9,857
March 31, 2007	19,701	7,731
December 31, 2006	62,679	17,796
September 30, 2006	24,677	2,781
June 30, 2006	42,783	5,752
March 31, 2006	15,732	901
December 31, 2005	—	3,523
September 30, 2005	25,342	—
June 30, 2005	17,544	—
March 31, 2005	7,332	—
December 31, 2004	23,771	32,083
September 30, 2004	30,371	—
Since inception	$4,769,375	$1,665,069

(1)             Includes new deals, additional fundings, refinancings and PIK interest.

(2)             Includes scheduled principal payments, prepayments and refinancings.

(3)             The $210,438 of acquisitions for the quarter ended December 31, 2009 includes $207,126 of portfolio investments acquired from Patriot.

In determining the fair value of our portfolio investments at December 31, 2012 the Audit Committee considered valuations from the independent valuation firms and from management having an aggregate range of $2,933,332 to $3,175,164, excluding money market investments.

In determining the range of value for debt instruments, management and the independent valuation firms generally shadow rated the investment and then based upon the range of ratings, determined appropriate yields to maturity for a loan rated as such. A discounted cash flow analysis was then prepared using the appropriate yield to maturity as the discount rate, yielding the ranges. For equity investments, the enterprise value was determined by applying EBITDA multiples for similar recent investment sales. For stressed equity investments, a liquidation analysis was prepared.

In determining the range of value for our investments in CLOs, management and the independent valuation firms used discounted cash flow models. The valuations were accomplished through the analysis of the CLO deal structures to identify the risk exposures from the modeling point of view. For each security, the most appropriate valuation approach was chosen from alternative approaches to ensure the most accurate valuation for each security. A discounted cash flow model is prepared, utilizing a waterfall engine to store the collateral data, generate collateral cash flows from the assets, and distributes the cash flow to the liability structure based on the payment priorities, and discount them back using proper discount rates that incorporate all the risk factors.

The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties, comparable multiples for recent sales of companies within the industry and discounted cash flow models for our investments in CLOs. The composite of all these analysis, applied to each investment, was a total valuation of $3,044,279, excluding money market investments.

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

The Board of Directors increased the fair value of our investment in AIRMALL to $49,752 as of December 31, 2012, a discount of $1,718 from its amortized cost, compared to the $3,788 unrealized depreciation recorded at June 30, 2012.

Ajax Rolled Ring & Machine, Inc.

Ajax forges large seamless steel rings on two forging mills in the company’s York, South Carolina facility. The rings are used in a range of industrial applications, including in construction equipment and power turbines. Ajax also provides machining and other ancillary services.

We acquired a controlling equity interest in Ajax in a recapitalization of Ajax that was closed on April 4, 2008. We funded $22,000 of senior secured term debt, $11,500 of subordinated term debt and $6,300 of equity as of that closing. During the fiscal year ended June 30, 2010, we funded an additional $3,530 of secured subordinated debt to refinance a third-party revolver provider and provide working capital. Ajax repaid $3,461 of this secured subordinated debt during the quarter ended September 30, 2010. During the quarter ended December 31, 2012, we funded an additional $3,600 of unsecured debt to refinance first-lien debt held by Wells Fargo. As of December 31, 2012, we control 78.01% of the fully-diluted common and preferred equity. The principal balance of our senior debt to Ajax was $19,910 and our subordinated debt was $18,635 as of December 31, 2012.

The Board of Directors increased the fair value of our investment in Ajax to $43,416 as of December 31, 2012, a reduction of $1,186 from its amortized cost, compared to the $11,151 unrealized appreciation recorded at June 30, 2012.

Energy Solutions Holdings Inc. (f/k/a Gas Solutions Holdings, Inc.)

Energy Solutions owns interests in other companies operating in the energy sector. These include operating offshore supply vessels and ownerships of a non-operating biomass plant and several coal mines. Energy Solutions subsidiaries formerly owned interests in a gas gathering and processing system in east Texas.

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

On January 4, 2012, Energy Solutions sold its gas gathering and processing assets (“Gas Solutions”) for a sale price of $199,805, adjusted for the final working capital settlement, including a potential earnout of $28,000 that may be paid based on the future performance of Gas Solutions. [A portion of our loans to Energy Solutions remains outstanding and Energy Solutions will continue as a portfolio company of Prospect managing other energy-related subsidiaries.] During the quarter ended December 31, 2012, Energy Solutions repaid $20,000 of senior secured debt. We received a $14,144 make-whole fee for early repayment of the outstanding loan, which was recorded as interest income during the three months ended December 31, 2012. The cash balances of Energy Solutions continue to collateralize our remaining loan positions. As of December 31, 2012, these cash balances were $32,187, of which $5,007 is currently held in escrow.

In determining the value of Energy Solutions, we have utilized two valuation techniques to determine the value of the investment. Our Board of Directors has determined the value to be $39,900 for our debt and equity positions at December 31, 2012 based upon a combination of a current value method for the cash balances of Energy Solutions and a liquidation analysis for our interests in CCEHI, CCEI, Freedom Marine and Yatesville. At December 31, 2012 and June 30, 2012, Energy Solutions, including the underlying portfolio companies affected by the reorganization, was valued at $2,870 and $63,623 above its amortized cost, respectively. We received distributions of $20,570 and $53,820 from Energy Solutions that were recorded as dividend income during the three and six months ended December 31, 2012, respectively.

First Tower Holdings of Delaware LLC

First Tower is a multiline specialty finance company based in Flowood, Mississippi with over 150 branch offices.

On June 15, 2012, we acquired 80.1% of First Tower, LLC (“First Tower”) businesses for $110,200 in cash and 14,518,207 unregistered shares of our common stock. Based on our share price of $11.06 at the time of issuance, we acquired our 80.1% interest in First Tower for approximately $270,771. As consideration for our investment, First Tower Delaware, which is 100% owned by us, recorded a secured revolving credit facility to us of $244,760 and equity of $43,193. First Tower Delaware owns 80.1% of First Tower Holdings LLC, the holding company of First Tower. The assets of First Tower acquired include, among other things, the subsidiaries owned by First Tower, which hold finance receivables, leaseholds, and tangible property associated with First Tower’s businesses. During the three months ended June 30, 2012, we received $8,075 in structuring fee income. During the three months ended December 31, 2012, we funded an additional $20,000 of senior secured debt to support seasonally high demand during the holiday season. As of December 31, 2012, First Tower had total assets of approximately $482,396 including $435,038 of finance receivables net of unearned charges. As of December 31, 2012, First Tower’s total debt outstanding to parties senior to us was $257,096.

The Board of Directors increased the fair value of our investment in First Tower to $310,409 as of December 31, 2012, a premium of $2,456 to its amortized cost, compared to $287,953 as of June 30, 2012, equal to its amortized cost at that time.

The Healing Staff, Inc.

During the three months ended December 31, 2012, we determined that the impairment of Integrated Contract Services, Inc. (“ICS”) was other-than-temporary and recorded a realized loss of $12,198 for the amount that the amortized cost exceeded the fair market value. Our remaining investments are in THS and Vets Securing America (“VSA”), wholly owned subsidiaries of ICS with ongoing operations. THS provides outsourced medical staffing and security staffing services to governmental and commercial enterprises.  VSA provides out-sourced security guards staffed primarily using retired military and police department veterans.

During September and October 2007, we provided $1,170 to THS for working capital through our investment in ICS. In January 2009, we foreclosed on the real and personal property of ICS. Through this foreclosure process, we gained 100% ownership of THS. As part of its strategy to diversify its revenues THS started VSA as a new business in the latter part of 2009. During the year ended June 30, 2011 and the six months ended December 31, 2011, we made follow-on secured debt investments of $1,708 and $874, respectively, to support the ongoing operations of THS and VSA. In early May 2012, we made short-term secured debt investments of $118 and $42, respectively, to support the operations of THS and VSA, which short term debt was repaid in early June 2012. We made no additional fundings during the six months ended June 30, 2012. In May 2012, in connection with the implementation of accounts receivable based funding programs for THS and VSA with a third party provider we agreed to subordinate our first priority security interest in all of the accounts receivable and other assets of THS and VSA to the third party provider of that accounts receivable based funding.

Based upon an analysis of the liquidation value of assets, our Board of Directors determined the fair value of our investment in THS and VSA to be zero at December 31, 2012 and June 30, 2012, respectively, a reduction of $3,750 from its amortized cost.

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

The Board of Directors decreased the fair value of our investment in Manx to zero as of December 31, 2012 and June 30, 2012, respectively, a reduction of $11,027 from its amortized cost.

Wolf Energy Holdings, Inc.

Wolf is a holding company formed to hold 100% of the outstanding membership interests of each of Coalbed and AEH. The membership interests of Coalbed and AEH, which were previously owned by Manx, were assigned to Wolf effective June 30, 2012. The purpose of assignment was to remove those activities from Manx deemed non-core by the Manx convertible debt investors who were not interested in funding those operations. In addition, effective June 29, 2012 C&J Cladding Holding Company, Inc. (“C&J”) merged with and into Wolf, with Wolf as the surviving entity. At the time of the merger, C&J held the remaining undistributed proceeds from the sale of its membership interests in C&J Cladding, LLC. The merger was effectuated in connection with the broader simplification of our energy investment holdings.

The Board of Directors increased the fair value of our investment in Wolf to $939 as of December 31, 2012, a reduction of $7,052 from its amortized cost, compared to the $7,991 unrealized depreciation recorded at June 30, 2012.

Equity positions in the portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results. One of our portfolio companies, Ajax, experienced such volatility and experienced meaningful fluctuations in valuation during the six months ended December 31, 2012. The valuation of Ajax decreased due to declining operating results. The value of our equity position in Ajax decreased to $4,871 as of December 31, 2012, a discount of $1,186 to its cost, compared to the $11,151 unrealized gain recorded at June 30, 2012. Seven of the other controlled investments have been valued at discounts to the original investment. Six of the control investments are valued at the original investment amounts or higher. Overall, at December 31, 2012, the control investments are valued at $16,980 below their amortized cost.

We hold three affiliate investments at December 31, 2012. The affiliate investments reported strong operating results with valuations remaining relatively consistent from June 30, 2012. Overall, at December 31, 2012, affiliate investments are valued at $393 above their amortized cost.

With the Non-control/Non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is limited on the high side to each loan’s par value, plus any prepayment premia that could be imposed. Many of the debt investments in this category have not experienced a significant change in value, as they were previously valued at or near par value. Non-control/Non-affiliate investments did not experience significant changes in valuation and are generally performing as expected or better than expected. As of December 31, 2012 and June 30, 2012, three of our Non-control/Non-affiliate investments, H&M Oil & Gas, LLC (“H&M”), Stryker Energy, LLC (“Stryker”) and Wind River Resources Corp. and Wind River II Corp. (“Wind River”), are valued at a significant discount to amortized cost, due to significant decreases in the operating results of the operating companies. Overall, at December 31, 2012, other Non-control/Non-affiliate investments are valued at $17,784 above their amortized cost, excluding our investments in H&M, Stryker and Wind River, as the remaining companies are generally performing as or better than expected.

Capitalization

Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt currently consists of a revolving credit facility availing us of the ability to borrow debt subject to borrowing base determinations and Senior Convertible Notes which we issued in December 2010, February 2011, April 2012, August 2012 and December 2012, Senior Unsecured Notes, and Prospect Capital InterNotes®, which we may issue from time to time, and our equity capital, which is comprised entirely of common equity. The following table shows the Revolving Credit Facility, Senior Convertible Notes, Senior Unsecured Notes and InterNotes® amounts and outstanding borrowings at December 31, 2012 and June 30, 2012:

	As of December 31, 2012		As of June 30, 2012

	Maximum Draw Amount	Amount Outstanding	Maximum Draw Amount	Amount Outstanding

Revolving Credit Facility	$552,500	$—	$492,500	$96,000
Senior Convertible Notes	$847,500	$847,500	$447,500	$447,500
Senior Unsecured Notes	$100,000	$100,000	$100,000	$100,000
InterNotes®	$164,993	$164,993	$20,638	$20,638

The following table shows the contractual maturity of our Revolving Credit Facility, Senior Convertible Notes, Senior Unsecured Notes and InterNotes® at December 31, 2012:

	Payments Due by Period
	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$—	$—	$—	$—	$—

Senior Convertible Notes	847,500	—	150,000	297,500	400,000
Senior Unsecured Notes	100,000	—	—	—	100,000
InterNotes®	164,993	—	—	—	164,993
Total contractual obligations	$1,112,493	$—	$150,000	$297,500	$664,993

We have and expect to continue to fund a portion of our cash needs through borrowings from banks, issuances of senior securities, including secured, unsecured and convertible debt securities, or issuances of common equity. For flexibility, we maintain a universal shelf registration statement that allows for the public offering and sale of our debt securities, common stock, preferred stock and warrants to purchase such securities in an amount up to $3,000,000 less issuances to date. As of December 31, 2012 we can issue up to $2,546,746 of additional debt and equity securities in the public market under this shelf registration. We may from time to time issue securities pursuant to the shelf registration statement or otherwise pursuant to private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.

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

On March 27, 2012, we renegotiated the Syndicated Facility and closed on an expanded five-year $650,000 revolving credit facility (the “2012 Facility”). The lenders have extended commitments of $552,500 under the 2012 Facility as of December 31, 2012. The 2012 Facility includes an accordion feature which allows commitments to be increased up to $650,000 in the aggregate. The revolving period of the 2012 Facility extends through March 2015, with an additional two year amortization period (with distributions allowed) after the completion of the revolving period. During such two year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the two year amortization period, the remaining balance will become due, if required by the lenders.

The 2012 Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The 2012 Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the 2012 Facility. The 2012 Facility also requires the maintenance of a minimum liquidity requirement. At December 31, 2012, we were in compliance with the applicable covenants.

Interest on borrowings under the 2012 Facility is one-month Libor plus 275 basis points with no minimum Libor floor. Additionally, the lenders charge a fee on the unused portion of the 2012 Facility equal to either 50 basis points if at least half of the credit facility is drawn or 100 basis points otherwise. The 2012 Facility requires us to pledge assets as collateral in order to borrow under the credit facility. As of December 31, 2012 and June 30, 2012, we had $277,127 and $451,252, respectively, available to us for borrowing under our 2012 Facility, of which the amount outstanding was zero and $96,000, respectively. As additional investments that are eligible are transferred to PCF and pledged under the 2012 Facility, PCF will generate additional availability up to the commitment amount of $552,500. At December 31, 2012, the investments used as collateral for the 2012 Facility had an aggregate market value of $642,128, which represents 27.6% of our net assets. These assets have been transferred to PCF, a bankruptcy remote special purpose entity, which owns these investments and as such, these investments are not available to our general creditors. PCF, a bankruptcy remote special purpose entity and our wholly-owned subsidiary, holds all of these investments at market value as of December 31, 2012. The release of any assets from PCF requires the approval of the facility agent.

In connection with the origination and amendments of the 2012 Facility, we incurred $11,126 of fees, including $1,319 of fees carried over from the previous facility, which are being amortized over the term of the facility in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $8,646 remains to be amortized.

During the three months ended December 31, 2012 and December 31, 2011, we recorded $2,227 and $4,689 of interest costs and amortization of financing costs on the Syndicated Facility as interest expense, respectively. During the six months ended December 31, 2012 and December 31, 2011, we recorded $4,395 and $8,299 of interest costs and amortization of financing costs on the Syndicated Facility as interest expense, respectively.

Senior Convertible Notes

On December 21, 2010, we issued $150,000 in aggregate principal amount of our 6.25% senior convertible notes due 2015 (“2015 Notes”) for net proceeds following underwriting expenses of approximately $145,200. Interest on the 2015 Notes is paid semi-annually in arrears on June 15 and December 15, at a rate of 6.25% per year, commencing June 15, 2011. The 2015 Notes mature on December 15, 2015 unless converted earlier. The 2015 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at December 31, 2012 of 88.0902 and 88.1429 shares of common stock, respectively, per $1 principal amount of 2015 Notes, which is equivalent to a conversion price of approximately $11.35 per share of common stock, subject to adjustment in certain circumstances. The conversion price in effect at December 31, 2012 was last calculated on the anniversary of the issuance (December 21, 2012) and will next be adjusted on the next anniversary, unless the exercise price shall have changed by more than 1% before the anniversary.  The conversion rate for the 2015 Notes is increased if monthly cash dividends paid to common shares exceed the rate of $0.101125 cents per share, subject to adjustment.

On February 18, 2011, we issued $172,500 in aggregate principal amount of our 5.50% senior convertible notes due 2016 (“2016 Notes”) for net proceeds following underwriting expenses of approximately $167,325. Between January 30, 2012 and February 2, 2012, we repurchased $5,000 of our 2016 Notes at a price of 97.5, including commissions. The transactions resulted in our recognizing $10 of loss in the year ended June 30, 2012. Interest on the remaining $167,500 of 2016 Notes is paid semi-annually in arrears on February 15 and August 15, at a rate of 5.50% per year, commencing August 15, 2011. The 2016 Notes mature on August 15, 2016 unless converted earlier. The 2016 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at December 31, 2012 of 78.3699 and 78.3835 shares, respectively, of common stock per $1 principal amount of 2016 Notes, which is equivalent to a conversion price of approximately $12.76 per share of common stock, subject to adjustment in certain circumstances. The conversion price in effect at December 31, 2012 was last calculated on the anniversary of the issuance (February 14, 2012) and will next be adjusted on the next anniversary, unless the exercise price shall have changed by more than 1% before the anniversary. The conversion rate for the 2016 Notes is increased when monthly cash dividends paid to common shares exceed the monthly dividend rate of $0.101150 per share.

On April 16, 2012, we issued $130,000 in aggregate principal amount of our 5.375% senior convertible notes due 2017 (“2017 Notes”) for net proceeds following underwriting expenses of approximately $126,035. Interest on the 2017 Notes is paid semi-annually in arrears on October 15 and April 15, at a rate of 5.375% per year, commencing October 15, 2012. The 2017 Notes mature on October 15, 2017 unless converted earlier. The 2017 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at December 31, 2012 of 85.8442 shares of common stock per $1 principal amount of 2017 Notes, which is equivalent to a conversion price of approximately $11.65 per share of common stock, subject to adjustment in certain circumstances. The conversion price has not been adjusted since the issuance (April 16, 2012) and will next be adjusted on the first anniversary, unless the exercise price shall have changed by more than 1% before the anniversary. The conversion rate for the 2017 Notes is increased when monthly cash dividends paid to common shares exceed the monthly dividend rate of $0.101500 per share.

On August 14, 2012, we issued $200,000 in aggregate principal amount of our 5.75% senior convertible notes due 2018 (“2018 Notes”) for net proceeds following underwriting expenses of approximately $193,600. Interest on the 2018 Notes is paid semi-annually in arrears on March 15 and September 15, at a rate of 5.75% per year, commencing March 15, 2013. The 2018 Notes mature on March 15, 2018 unless converted earlier. The 2018 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at December 31, 2012 of 82.3451 shares of common stock per $1 principal amount of 2018 Notes, which is equivalent to a conversion price of approximately $12.14 per share of common stock, subject to adjustment in certain circumstances. The conversion price has not been adjusted since the issuance (August 14, 2012) and will next be adjusted on the first anniversary, unless the exercise price shall have changed by more than 1% before the anniversary. The conversion rate for the 2018 Notes is increased when monthly cash dividends paid to common shares exceed the monthly dividend rate of $0.101600 per share.

On December 21, 2012, we issued $200,000 in aggregate principal amount of 5.875% senior convertible notes due 2019 (the ‘‘2019 Notes’’) for net proceeds following underwriting and other expenses of approximately $193,600. Interest on the 2019 Notes is paid semi-annually in arrears on January 15 and July 15, at a rate of 5.875% per year, commencing July 15, 2013. The 2019 Notes mature on January 15, 2019 unless converted earlier. The 2019 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at December 31, 2012 of 79.7766 shares of common stock per $1 principal amount of 2019 Notes, which is equivalent to a conversion price of approximately $12.54 per share of common stock, subject to adjustment in certain circumstances. The conversion price has not been adjusted since the issuance (December 21, 2012) and will next be adjusted on the first anniversary, unless the exercise price shall have changed by more than 1% before the anniversary. The conversion rate for the 2019 Notes is increased when monthly cash dividends paid to common shares exceed the monthly dividend rate of $0.110025 per share.

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

In connection with the issuance of the Senior Convertible Notes, we incurred $27,327 of fees which are being amortized over the term of the notes in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $22,753 remains to be amortized and is included within deferred financing costs on the consolidated statements of assets and liabilities.

During the three months ended December 31, 2012 and December 31, 2011, we recorded $10,564 and $5,070 of interest costs and amortization of financing costs on the Senior Convertible Notes as interest expense. During the six months ended December 31, 2012 and December 31, 2011, we recorded $19,231 and $10,420 of interest costs and amortization of financing costs on the Senior Convertible Notes as interest expense, respectively.

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

In connection with the issuance of the 2022 Notes, we incurred $3,337 of fees which are being amortized over the term of the notes in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $3,172 remains to be amortized and is included within deferred financing costs on the consolidated statements of assets and liabilities.

During the three and six months ended December 31, 2012, we recorded $1,814 and $3,621 of interest costs and amortization of financing costs on the 2022 Notes as interest expense, respectively.

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

In connection with the issuance of the Prospect Capital InterNotes®, we incurred $4,566 of fees which are being amortized over the term of the notes in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $4,441 remains to be amortized and is included within deferred financing costs on the consolidated statements of assets and liabilities.

During the six months ended December 31, 2012, we issued $144,355 in aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of approximately $140,901.

As of December 31, 2012, we have issued $164,993 in aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of approximately $161,103. These notes were issued with stated interest rates ranging from 4.50% to 7.00% with a weighted average rate of 6.03%. These notes mature between June 15, 2019 and December 15, 2042. We issued an additional $18,003 in aggregate principal amount of our Prospect Capital InterNotes® subsequent to December 31, 2012. (See Recent Developments.)

The bonds outstanding as of December 31, 2012 are:

Date of Issuance	Princpal Amount	Interest Rate	Maturity Date

March 1, 2012	$4,000	7.00%	March 15, 2022
March 8, 2012	1,465	6.90%	March 15, 2022
April 5, 2012	4,000	6.85%	April 15, 2022
April 12, 2012	2,462	6.70%	April 15, 2022
April 26, 2012	2,054	6.50%	April 15, 2022
June 14, 2012	2,657	6.95%	June 15, 2022
June 28, 2012	4,000	6.55%	June 15, 2019
July 6, 2012	2,778	6.45%	July 15, 2019
July 12, 2012	5,673	6.35%	July 15, 2019
July 19, 2012	6,810	6.30%	July 15, 2019
July 26, 2012	5,667	6.20%	July 15, 2019
August 2, 2012	3,633	6.15%	August 15, 2019
August 9, 2012	2,830	6.15%	August 15, 2019
August 16, 2012	2,681	6.10%	August 15, 2019
August 23, 2012	8,401	6.05%	August 15, 2019
September 7, 2012	5,981	6.00%	September 15, 2019
September 13, 2012	5,879	5.95%	September 15, 2019
September 20, 2012	8,600	5.90%	September 15, 2019
September 27, 2012	8,946	5.85%	September 15, 2019
October 4, 2012	7,172	5.70%	October 15, 2019
November 23, 2012	10,018	5.13%	November 15, 2019
November 23, 2012	10,171	6.63%	November 15, 2042
November 29, 2012	3,736	5.00%	November 15, 2019
November 29, 2012	1,979	5.75%	November 15, 2032
November 29, 2012	6,266	6.50%	November 15, 2042
December 6, 2012	3,859	4.88%	December 15, 2019
December 6, 2012	1,127	5.63%	December 15, 2032
December 6, 2012	8,203	6.38%	December 15, 2042
December 13, 2012	1,822	4.75%	December 15, 2019
December 13, 2012	916	5.25%	December 15, 2030
December 13, 2012	3,474	6.25%	December 15, 2042
December 20, 2012	1,678	4.63%	December 15, 2019
December 20, 2012	1,314	5.13%	December 15, 2030
December 20, 2012	6,449	6.13%	December 15, 2042
December 28, 2012	1,980	4.50%	December 15, 2019
December 28, 2012	1,472	5.00%	December 15, 2030
December 28, 2012	4,840	6.00%	December 15, 2042
	$164,993

Net Asset Value

During the six months ended December 31, 2012, we raised $827,989 of additional equity, net of offering costs, by issuing 74,915,012 shares of our common stock. The following table shows the calculation of net asset value per share as of December 31, 2012 and June 30, 2012:

	As of December, 2012	As of June 30, 2012
Net Assets	$2,326,635	$1,511,974
Shares of common stock outstanding	215,173,410	139,633,870
Net asset value per share	$10.81	$10.83

At December 31, 2012, we had 215,173,410 shares of our common stock issued and outstanding.

Results of Operations

Net increase in net assets resulting from operations for the three months ended December 31, 2012 and 2011 was $46,489 and $64,492, respectively, representing $0.24 and $0.59 per weighted average share, respectively. During the three months ended December 31, 2012, we experienced net unrealized and realized losses of $52,727 or approximately $0.27 per weighted average share primarily from reductions in the fair value of our investments in Ajax, Energy Solutions, H&M and R-V. Net investment income for the three months ended December 31, 2012 and 2011 was $99,216 and $36,508, respectively, representing $0.51 and $0.33 per weighted average share, respectively. This increase is primarily due to an increase in dividend income received from Energy Solutions and R-V. During the three months ended December 31, 2011, we experienced net unrealized and realized gains of $27,984 or approximately $0.26 per weighted average share primarily from significant write-ups of our investments in Energy Solutions and NRG Manufacturing, Inc. (“NRG”), and our sale of NRG common stock for which we realized a gain of $12,131. These instances of appreciation were partially offset by unrealized depreciation in Babson CLO Ltd 2011-I (“Babson 2011”), Biotronic, NMMB and Stryker.

Net increase in net assets resulting from operations for the six months ended December 31, 2012 and 2011 was $93,738 and $104,392, respectively, representing $0.52 and $0.96 per weighted average share, respectively. During the six months ended December 31, 2012, we experienced net unrealized and realized losses of $79,505 or approximately $0.44 per weighted average share primarily from reductions in the fair value of our investments in Ajax, Energy Solutions, H&M and R-V. Net investment income for the six months ended December 31, 2012 and 2011 was $173,243 and $64,385, respectively, representing $0.97 and $0.59 per weighted average share, respectively. This increase is primarily due to an increase in dividend income received from Energy Solutions and R-V. During the six months ended December 31, 2011, we experienced net unrealized and realized gains of $40,007 or approximately $0.37 per weighted average share primarily from significant write-ups of our investments in Ajax, Energy Solutions, NRG and R-V, and our sale of NRG common stock for which we realized a gain of $12,131. These instances of unrealized appreciation were partially offset by unrealized depreciation in Biotronic and Stryker, and the impairment of Deb Shops, Inc. (“Deb Shops”) due to bankruptcy for which we recorded a realized loss for the full amount of the amortized cost.

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

Investment income, which consists of interest income, including accretion of loan origination fees and prepayment penalty fees, dividend income and other income, including settlement of net profits interests, overriding royalty interests and structuring fees, was $166,035 and $67,263 for the three months ended December 31, 2012 and December 31, 2011, respectively. Investment income was $289,671 and $122,605 for the six months ended, December 31, 2012 and December 31, 2011, respectively. During the three and six months ended December 31, 2012, the increase in investment income is primarily the result of a larger income producing portfolio and the deployment of additional capital in revenue-producing assets through increased origination and increased dividends received from Energy Solutions and R-V.

The following table describes the various components of investment income and the related levels of debt investments:

	For The Three Months Ended December 31,		For The Six Months Ended December 31,

	2012	2011	2012	2011

Interest income	$116,866	$46,136	$195,176	$88,523
Dividend income	31,955	19,029	68,163	26,079
Other income	17,214	2,098	26,332	8,003
Total investment income	$166,035	$67,263	$289,671	$122,605

Average principal of interest bearing investments	$2,536,141	$1,441,590	$2,341,813	$1,393,343
Weighted-average interest rate earned	18.03%	12.52%	16.31%	12.43%

Average interest income producing assets have increased from $1,441,590 for the three months ended December 31, 2011 to $2,536,141 for the three months ended December 31, 2012. The average yield on interest bearing assets increased from 12.52% for the three months ended December 31, 2011 to 18.03% for the three months ended December 31, 2012. The increase in annual returns is primarily due to the acquisition of First Tower, an increase in our investment in CLOs and the $14,144 make-whole fee we received from Energy Solutions. Excluding these adjustments, our annual return would have been 13.47% for the three months ended December 31, 2012.

Average interest income producing assets have increased from $1,393,343 for the six months ended December 31, 2011 to $2,341,813 for the six months ended December 31, 2012. The average yield on interest bearing assets increased from 12.43% for the six months ended December 31, 2011 to 16.31% for the six months ended December 31, 2012. The increase in annual returns is primarily due to the acquisition of First Tower, an increase in our investment in CLOs and the $14,144 make-whole fee we received from Energy Solutions. Excluding these adjustments, our annual return would have been 13.05% for the six months ended December 31, 2012.

Investment income is also generated from dividends and other income. Dividend income increased from $19,029 for the three months ended December 31, 2011 to $31,955 for the three months ended December 31, 2012. Dividend income increased from $26,079 for the six months ended December 31, 2011 to $68,163 for the six months ended December 31, 2012. The increase in dividend income is primarily attributed to an increase in the level of dividends received during the respective three and six month periods from our investments in Energy Solutions and R-V. We received dividends from Energy Solutions of $20,570 and $10,800 during the three months ended December 31, 2012 and 2011, respectively. We received dividends from Energy Solutions of $53,820 and $14,300 during the six months ended December 31, 2012 and 2011, respectively. The sale of Gas Solutions by Energy Solutions has resulted in significant earnings and profits, as defined by the Internal Revenue Code, at Energy Solutions for calendar year 2012. As a result, distributions from Energy Solutions to us will be required to be recognized as dividend income, in accordance with ASC 946, Financial Services – Investment Companies, as cash distributions are received from Energy Solutions to the extent there are current year earnings and profits sufficient to support such recognition. We received dividends from R-V of $11,147 and $134 during the three months ended December 31, 2012 and December 31, 2011, respectively. The $11,147 of dividends received from R-V during the three months ended December 31, 2012 include a $11,073 distribution as part of R-V’s recapitalization in November 2012 for which we provided an additional $9,500 of senior secured financing. There were no dividends received from R-V during the three months ended September 30, 2012 and September 30, 2011, respectively. The increases in dividend income from our investments in ESHI and R-V were offset by a reduction in dividends received from NRG. We received dividends from NRG of $6,711 and $9,911 during the three and six months ended December 31, 2011, respectively. There were no dividends from NRG received during the three and six months ended December 31, 2012, respectively, as this asset has been sold.

Other income has come primarily from structuring fees, overriding royalty interests, and settlement of net profits interests. Comparing the three months ended December 31, 2011 to the three months ended December 31, 2012, income from other sources increased from $2,098 to $17,214. This $15,116 increase is primarily due to $15,314 of structuring fees recognized during the three months ended December 31, 2012 primarily from the Credit Central, Ryan and USC originations, in comparison to $1,837 of structuring fees recognized during the three months ended December 31, 2011.

Comparing the six months ended December 31, 2011 to the six months ended December 31, 2012, income from other sources increased from $8,003 to $26,332. This $18,329 increase is primarily due to $24,273 of structuring fees recognized during the six months ended December 31, 2012 primarily from the Arctic, InterDent, New Century,

Progrexion, Ryan and USC originations, in comparison to $7,356 of structuring fees recognized during the six months ended December 31, 2011 primarily related to the Capstone and Totes Isotoner Corporation originations.

Operating Expenses

Our primary operating expenses consist of investment advisory fees (base management and income incentive fees), borrowing costs, legal and professional fees and other operating and overhead-related expenses. These expenses include our allocable portion of overhead under the Administration Agreement with Prospect Administration under which Prospect Administration provides administrative services and facilities for us. Our investment advisory fees compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions in accordance with our Administration Agreement with Prospect Administration. Operating expenses were $66,819 and $30,755 for the three months ended December 31, 2012 and December 31, 2011, respectively. Operating expenses were $116,428 and $58,220 for the six months ended December 31, 2012 and December 31, 2011, respectively.

The base investment advisory expenses were $16,306 and $8,825 for the three months ended December 31, 2012 and December 31, 2011, respectively. The base investment advisory expenses were $29,534 and $17,036 for the six months ended December 31, 2012 and December 31, 2011, respectively. This increase is directly related to our growth in total assets. For the three months ended December 31, 2012 and December 31, 2011, we incurred $24,804 and $9,127, respectively, of income incentive fees. For the six months ended December 31, 2012 and December 31, 2011, we incurred $43,311 and $16,096, respectively, of income incentive fees. The $15,677 and $27,215 increase in the income incentive fee for the respective three-month and six-month periods are driven by an increase in pre-incentive fee net investment income of $78,385 and $136,073 for the respective three-month and six-month periods primarily due to an increase in interest income from a larger asset base and dividend income from Energy Solutions. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.

During the three and six months ended December 31, 2012, we incurred $16,414 and $29,925, respectively, of expenses related to our Syndicated Facility, InterNotes®, Senior Unsecured Notes and Senior Convertible Notes. This compares with expenses of $9,759 and $18,719 incurred during the three and six months ended December 31, 2011, respectively. These expenses are related directly to the leveraging capacity put into place for each of those periods and the levels of indebtedness actually undertaken during those quarters. The table below describes the various expenses of our Syndicated Facility and Senior Convertible Notes and the related indicators of leveraging capacity and indebtedness during these periods.

	For The Three Months Ended December 31,		For The Six Months Ended December 31,

	2012	2011	2012	2011

Interest on borrowings	$13,140	$7,029	$23,610	$13,248
Amortization of deferred financing costs	1,950	2,406	3,724	4,494
Commitment and other fees	1,324	324	2,591	977
Total	$16,414	$9,759	$29,925	$18,719

Weighted-average debt outstanding	$890,902	$547,558	$800,789	$496,998
Weighted-average interest rate including amortization of deferred financing costs	6.78%	6.89%	6.83%	7.14%
Facility amount at beginning of period	$517,500	$400,000	$492,500	$325,000

The increase in interest expense for the three and six months ended December 31, 2012 is primarily due to the issuance of the 2022 notes and the Senior Convertible Notes on April 16, 2012, August 14, 2012 and December 21, 2012, for which we incurred $6,730 and $11,652 of collective interest expense, respectively.

As our asset base has grown and we have added complexity to our capital raising activities, we have commensurately increased the size of our administrative and financial staff, accounting for a significant increase in the overhead allocation from Prospect Administration. Over the last two years, Prospect Administration has increased staffing levels along with costs passed through. The allocation of overhead expense from Prospect Administration was $2,139 and $1,117 for the three months ended December 31, 2012 and December 31, 2011, respectively. The allocation of overhead expense from Prospect Administration was $4,323 and $2,233 for the six months ended December 31, 2012 and December 31, 2011, respectively. As our portfolio continues to grow, we expect to continue to increase the size of our administrative and financial staff. Other allocated expenses from Prospect Administration will continue to increase along with the increase in staffing and asset base.

Total operating expenses, net of management fees, interest costs, excise tax and allocation of overhead from Prospect Administration (“Other Operating Expenses”), were $2,656 and $1,927 for the three months ended December 31, 2012 and 2011, respectively. Other Operating Expenses were $4,835 and $4,136 for the six months ended December 31, 2012 and 2011, respectively.

Net Investment Income

Net investment income represents the difference between investment income and operating expenses. Our net investment income (“NII”) was $99,216 and $36,508 for the three months ended December 31, 2012 and December 31, 2011, respectively, or $0.51 per share and $0.33 per share, respectively. The $62,708 increase for the three months ended December 31, 2012 is due to increases of $70,730, $12,926 and $15,116 in interest, dividend and other income, respectively, due to the increased size of our portfolio for which we have recognized additional interest income, structuring fees from new originations and an increased level of dividends received from our investments in Energy Solutions and R-V. The $62,708 increase in investment income is offset by an increase in operating expenses of $36,064, primarily due to a $23,158 increase in advisory fees due to the growing size of our portfolio and related income, and $6,655 of additional interest and credit facility expenses. At December 31, 2012, we have elected to retain a portion of our annual taxable income and have accrued $4,500 for the excise tax that will be paid with the filing of the return. The per share increase for the three months ended December 31, 2012 is primarily due to an increase in the level of dividends received from our investment in Energy Solutions and R-V of $9,770 and $11,013, respectively.

Our NII was $173,243 and $64,385 for the six months ended December 31, 2012 and December 31, 2011, respectively, or $0.97 per share and $0.59 per share, respectively. The $108,858 increase for the six months ended December 31, 2012 is primarily due to increases of $106,653, $42,084 and $18,329 in interest, dividend and other income, respectively, due to the increased size of our portfolio for which we have recognized additional interest income and an increased level of dividends received primarily from our investments in Energy Solutions and R-V. The $167,066 increase in investment income is offset by an increase in operating expenses of $58,208, primarily due to a $39,713 increase in advisory fees due to the growing size of our portfolio and related income, and $11,206 of additional interest and credit facility expenses. The per share increase for the six months ended December 31, 2012 is primarily due to a $39,520 increase in the level of dividends received from our investment in Energy Solutions.

Net Realized (Loss) Gain, Increase in Net Assets from Net Changes in Unrealized Appreciation

Net realized (loss) gain was ($8,123) and $13,498 for the three months ended December 31, 2012 and December 31, 2011, respectively. Net realized loss was $6,348 and $1,109 for the six months ended December 31, 2012 and December 31, 2011, respectively. The net realized loss for the three months ended December 31, 2012 was due primarily to the impairment of ICS. During the three months ended December 31, 2012, we determined that the impairment of ICS was other-than-temporary and recorded a realized loss of $12,198 for the amount that the amortized cost exceeded the fair market value. This loss was offset primarily by the sale of Northwestern common stock for which we realized a gain of $1,862 and sale of Shearer’s membership units for which we realized a gain of $2,027. The net realized loss for the six months ended December 31, 2012 was primarily due to the impairment of ICS, sale of our equity investments in Northwestern and Shearer’s and sale of our common stock in Iron Horse for which we realized a gain of $1,772.

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

Net increase in net assets from changes in unrealized (depreciation) appreciation was ($44,604) and $14,486 for the three months ended December 31, 2012 and December 31, 2011, respectively. For the three months ended December 31, 2012, the $44,604 decrease in net assets from the net change in unrealized depreciation was driven by reduction in the fair value of our investments in Ajax and R-V because operating results were down from those of the prior quarter and Energy Solutions for which we received a $14,144 make-whole fee for early repayment of the outstanding loan and distributions of $20,570 during the quarter, which were recorded as interest and dividend income, respectively. For the three months ended December 31, 2011, the $14,486 increase in net assets from the net change in unrealized appreciation was driven by an increase in the fair values of our investments in Energy Solutions and NRG because operating results were up from those of prior quarter. These instances of appreciation were partially offset by unrealized depreciation in Babson 2011, Biotronic, NMMB, and Stryker, due to declining operating results and a reduction in current natural gas prices.

Net increase in net assets from changes in unrealized (depreciation) appreciation was ($73,157) and $41,116 for the six months ended December 31, 2012 and December 31, 2011, respectively. For the six months ended December 31, 2012, the $73,157 decrease in net assets from the net change in unrealized depreciation was driven by reductions in the fair value of our investments in Ajax and R-V because operating results were down during the six-month period and Energy Solutions for which received a $14,144 make-whole fee for early repayment of the outstanding loan and distributions of $53,820 during the six-month period, which were recorded as interest and dividend income, respectively. For the six months ended December 31, 2011, the $41,116 increase in net assets from the net change in unrealized appreciation was driven by increases in the fair value of our investments in Ajax, Energy Solutions, NRG and R-V, because operating results were up from those of prior quarter. These instances of unrealized appreciation were partially offset by unrealized depreciation in Biotronic and Stryker. Our equity investment in Biotronic experienced a meaningful decrease in valuation as prior to June 30, 2011 we anticipated that the company would be sold at a substantial premium to our cost basis. This sales process was discontinued during the six months ended December 31, 2011 as the buyer and Biotronic could not agree to terms acceptable to each party. The value of our investment in Stryker decreased due primarily to a reduction in natural gas prices.

Financial Condition, Liquidity and Capital Resources

For the six months ended December 31, 2012 and December 31, 2011, our operating activities used $1,102,242 and $119,765 of cash, respectively. There were no investing activities for the six months ended December 31, 2012 and December 31, 2011. Financing activities provided $1,101,636 and $120,134 of cash during the six months ended December 31, 2012 and December 31, 2011, respectively, which included the payments of dividends of $97,577 and $60,932, during the six months ended December 31, 2012 and December 31, 2011, respectively.

Our primary uses of funds have been to continue to invest in portfolio companies, through both debt and equity investments, repay outstanding borrowings and to make cash distributions to holders of our common stock.

Our primary sources of funds have been issuances of debt and equity. We have and may continue to fund a portion of our cash needs through borrowings from banks, issuances of senior securities or secondary offerings. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the six months ended December 31, 2012, we borrowed $99,000 and made repayments totaling $195,000 under our revolving credit facility. As of December 31, 2012, we had no outstanding borrowings on our revolving credit facility, $847,500 outstanding on our Senior Convertible Notes, $100,000 outstanding on our Senior Unsecured Notes and $164,993 outstanding on InterNotes®. (See Capitalization.)

Undrawn committed revolvers incur commitment fees ranging from 0.50% to 2.00%. As of December 31, 2012 and June 30, 2012, we have $188,367 and $180,646 of undrawn revolver commitments to our portfolio companies, respectively.

Our Board of Directors, pursuant to the Maryland General Corporation Law, executed Articles of Amendment to increase the number of shares authorized for issuance from 200,000,000 to 500,000,000 in the aggregate. The amendment became effective July 30, 2012.

On October 29, 2012, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $2,546,746 of additional debt and equity securities in the public market.

We also continue to generate liquidity through public and private stock offerings. (See Recent Developments.)

On June 1, 2012, we entered into an ATM program with KeyBanc through which we could sell, by means of at-the-market offerings from time to time, of up to 9,500,000 shares of our common stock. During the period from July 2, 2012 to July 12, 2012, we sold 2,247,275 shares of our common stock at an average price of $11.59 per share, and raised $26,040 of gross proceeds, under the ATM Program. Net proceeds were $25,779 after 1% commission to KeyBanc on shares sold.

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

On September 10, 2012, we entered into a second ATM Program with KeyBanc through which we could sell, by means of at-the-market offerings from time to time, of up to 9,750,000 shares of our common stock. During the period from October 1, 2012 to October 9, 2012, we sold 1,245,655 shares of our common stock at an average price of $11.53 per share, and raised $14,361 of gross proceeds, under this program. Net proceeds were $14,217 after 1% commission to the broker-dealer on shares sold and offering costs.

On November 7, 2012, we issued 35,000,000 shares of our common stock at $11.10 per share (or $10.96 per share net proceeds excluding expenses), raising $383,600 of net proceeds.

On December 21, 2012, we entered into a third ATM Program with KeyBanc through which we could sell, by means of at-the-market offerings from time to time, of up to 17,500,000 shares of our common stock. During the period from January 7, 2013 to February 5, 2013, we sold 10,248,051 shares of our common stock at an average price of $11.25 per share, and raised $115,315 of gross proceeds, under this program. Net proceeds were $25,779 after 1% commission to KeyBanc on shares sold. (See Recent Developments.)

Off-Balance Sheet Arrangements

At December 31, 2012, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than those which originate from 1) the investment advisory and management agreement and the administration agreement and 2) the portfolio companies.

Recent Developments

During the period from January 4, 2013 to February 7, 2013, we issued $18,003 in aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $17,432.

During the period from January 7, 2013 to February 5, 2013, we sold 10,248,051 shares of our common stock at an average price of $11.25 per share, and raised $115,315 of gross proceeds, under the ATM Program. Net proceeds were $114,162 after 1% commission to the broker-dealer on shares sold and offering costs.

On January 11, 2013, we provided $27,100 of debt financing to CHC Companies, Inc., a national provider of correctional medical and behavioral healthcare solutions.

On January 17, 2013, we made a $30,348 follow-on investment in APH, to acquire 5100 Live Oaks Blvd, LLC, a multi-family residential property located in Tampa, Florida. We invested $2,748 of equity and $27,600 of debt in APH.

On January 23, 2013, we issued 160,182 shares of our common stock in connection with the dividend reinvestment plan.

On January 24, 2013, we made an investment of $24,288 to purchase 56.14% of the subordinated notes in Cent 17 CLO Limited.

On January 24, 2013, we made an investment of $25,650 to purchase 50.12% of the subordinated notes in Octagon Investment Partners XV, Ltd.

On January 29, 2013 we provided $8,000 of secured second lien financing to TGG Medical Transitory, Inc., a developer of technologies for extracorporeal photopheresis treatments.

On January 31, 2013, we funded an acquisition of the subsidiaries of Nationwide Acceptance Corporation, which operate a specialty finance business based in Chicago, Illinois, a $25,151 of combined debt and equity financing.

On February 4, 2013, we received a distribution of $3,250 related to our investment in NRG Manufacturing, Inc., for which we realized a gain of the same amount. This is a partial release of the total amounts held in escrow with a fair value of $8,070 as of December 31, 2012.

On February 5, 2013, we made a secured debt investment of $2,000 in Healogics, Inc., a provider of outpatient wound care management services located in Jacksonville, Florida. On the same day we fully exited the deal and realized a gain of $60 on this investment.

On February 7, 2013, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•                  $0.110050 per share for February 2013 to holders of record on February 28, 2013 with a payment date of March 21, 2013;

•                  $0.110075 per share for March 2013 to holders of record on March 29, 2013 with a payment date of April 18, 2013; and

•                  $0.110100 per share for April 2013 to holders of record on April 30, 2013 with a payment date of May 23, 2013.

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

Basis of Consolidation

Under the 1940 Act rules, the regulations pursuant to Article 6 of Regulation S-X, and the American Institute of Certified Public Accountants’ Audit and Accounting Guide for Investment Companies, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to us. Our December 31, 2012 financial statements include our accounts and the accounts of Prospect Capital Funding, LLC, our only wholly-owned, closely-managed subsidiary that is also an investment company. All intercompany balances and transactions have been eliminated in consolidation.

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

Our investments in collateralized loan obligation funds (“CLOs”) are classified as ASC 820 level 3 securities, and are valued using discounted cash flow model. The valuations have been accomplished through the analysis of the CLO deal structures to identify the risk exposures from the modeling point of view. For each security, the most appropriate valuation approach has been chosen from alternative approaches to ensure the most accurate valuation for each security.  To value a CLO, both the assets and liabilities of the CLO capital structure have been modeled. Our valuation agent uses a waterfall engine to store the collateral data, including the collateral cash flows from the assets, and distributions of the cash flow to the liability structure based on the payment priorities, and discounts them back using proper discount rates that incorporate all the risk factors. The main risk factors are: default risk, interest rate risk, downgrade risk, and credit spread risk.

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

In April 2009, the FASB issued ASC 820-10-65, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“ASC 820-10-65”). This update provides further clarification for ASC 820 in markets that are not active and provides additional guidance for determining when the volume of trading level of activity for an asset or liability has significantly decreased and for identifying circumstances that indicate a transaction is not orderly. ASC 820-10-65 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of ASC 820-10-65 did not have any effect on our net asset value, financial position or results of operations for the three and six months ended December 31, 2012, as there was no change to the fair value measurement principles set forth in ASC 820.

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASC 2010-06”). ASC 2010-06 amends ASC 820-10 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. ASC 2010-06 is effective December 15, 2009, except for the disclosure about purchase, sales, issuances and settlements in the roll forward of activity in level 3 fair value measurements. The adoption of ASC 2010-06 for the three and six months ended December 31, 2012, did not have any effect on our financial statements.

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

If we do not distribute at least 98% of our annual income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceeds the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. At December 31, 2012, we have elected to retain a portion of our annual taxable income and have accrued $4,500 for the excise tax that will be paid with the filing of the return in March 2013.

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

We adopted FASB ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of December 31, 2012 and for the quarter then ended, we did not have a liability for any unrecognized tax expense. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

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

We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the three months ended December 31, 2012, we did not engage in hedging activities.

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

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such of these matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any such litigation as of December 31, 2012.

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in our most recent 10-K filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reflects recent sales of unregistered common stock (amounts in thousands except data relating to shares):

Issuances of Common Stock	Number of Shares Issued	Gross Proceeds Raised	Underwriting Fees	Offering Expenses	Offering Price
December 21, 2010(1)	13,232,352	$150,000	$4,500	$544	$11.35
February 18, 2011(2)	13,144,935	$172,500	$5,175	$343	$12.76
April 16, 2012(3)	11,169,267	$130,000	$3,575	$390	$11.65
June 15, 2012(4)	14,518,207	$160,571	$—	$—	$11.06
August 14, 2012(5)	16,482,110	$200,000	$6,000	$400	$12.14
December 13, 2012(6)	467,928	$5,021	$—	$—	$10.73
December 21, 2012(7)	15,955,320	$200,000	$6,000	$400	$12.54
December 28, 2012(8)	897,906	$9,581	$—	$—	$10.67
December 31, 2012(9)	4,141,547	$44,650	$—	$—	$10.78

(1)         At December 31, 2012, we have reserved 13,232,352 shares of our common stock for issuance upon conversion of the 2015 Notes. The 2015 Notes are convertible into shares of common stock at a conversion rate at December 31, 2012 of 88.1429 shares of common stock per $1,000 principal amount of 2015 Notes, which is equivalent to a conversion price of approximately $11.35 per share of common stock, subject to adjustment in certain circumstances. The conversion price has not been adjusted since the issuance (December 21, 2012) and will next be adjusted on the first anniversary, unless the exercise price shall have changed by more than 1% before the anniversary.

(2)         At December 31, 2012, we have reserved 13,144,935 shares of our common stock for issuance upon conversion of the 2016 Notes. Between January 30, 2012 and February 2, 2012, we repurchased $5,000 of our 2016 Notes at a price of 97.5, including commissions. The remaining $167,500 of 2016 Notes are convertible into shares of common stock at a conversion rate at December 31, 2012 of 78.3835 shares of common stock per $1,000 principal amount of 2016 Notes, which is equivalent to a conversion price of approximately $12.76 per share of common stock, subject to adjustment in certain circumstances. The conversion price has not been adjusted since the issuance (February 14, 2011) and will next be adjusted on the first anniversary, unless the exercise price shall have changed by more than 1% before the anniversary.

(3)         At December 31, 2012, we have reserved 11,169,267 shares of our common stock for issuance upon conversion of the 2017 Notes. The 2017 Notes are convertible into shares of common stock at a conversion rate at December 31, 2012 of 85.8442 shares of common stock per $1,000 principal amount of 2017 Notes, which is equivalent to a conversion price of approximately $11.65 per share of common stock, subject to adjustment in certain circumstances. The conversion price has not been adjusted since the issuance (April 16, 2012) and will next be adjusted on the first anniversary, unless the exercise price shall have changed by more than 1% before the anniversary.

(4)         On June 15, 2012, we completed the acquisition of the businesses of First Tower, LLC (“First Tower”). We acquired 80.1% of First Tower’s businesses for $110,200 in cash and 14,518,207 unregistered shares of our common stock.

(5)         At December 31, 2012, we have reserved 16,482,110 shares of our common stock for issuance upon conversion of the 2018 Notes. The 2018 Notes are convertible into shares of common stock at a conversion rate at December 31, 2012 of 82.3451 shares of common stock per $1,000 principal amount of 2018 Notes, which is equivalent to a conversion price of approximately $12.14 per share of common stock, subject to adjustment in certain circumstances. The conversion price has not been adjusted since the issuance (August 14, 2012) and will next be adjusted on the first anniversary, unless the exercise price shall have changed by more than 1% before the anniversary.

(6)         On December 13, 2012, we completed a $33,921 recapitalization of CCPI, Inc. (“CCPI”). Through the recapitalization, Prospect acquired a controlling interest in CCPI for $28,334 in cash and 467,928 unregistered shares of our common stock.

(7)         At December 31, 2012, we have reserved 15,955,320 shares of our common stock for issuance upon conversion of the 2019 Notes. The 2019 Notes are convertible into shares of common stock at a conversion rate at December 31, 2012 of 79.7766 shares of common stock per $1,000 principal amount of 2018 Notes, which is equivalent to a conversion price of approximately $12.54 per share of common stock, subject to adjustment in certain circumstances. The conversion price has not been adjusted since the issuance (December 21, 2012) and will next be adjusted on the first anniversary, unless the exercise price shall have changed by more than 1% before the anniversary.

(8)         On December 28, 2012, we completed a $47,900 recapitalization of Credit Central Holdings, LLC (“Credit Central”). Through the recapitalization, we acquired a controlling interest in Credit Central for $38,082 in cash and 897,906 unregistered shares of our common stock.

(9)         On December 31, 2012, we funded a recapitalization of Valley Electric Co. of Mt. Vernon, Inc. (“Valley”) with $52,098 of combined debt and equity financing. Through the recapitalization, we acquired a controlling interest in Valley for $7,449  in cash and 4,141,547 unregistered shares of our common stock.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

4.1	Indenture dated as of February 16, 2012, by and between the Registrant and American Stock Transfer & Trust Company, LLC, as Trustee.(1)

4.2

Joinder Supplemental Indenture dated as of March 8, 2012, to the Indenture dated as of February 16, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Original Trustee, and U.S. Bank National Association, as Series Trustee.(2)

4.3

Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee.(3)

4.4

Twentieth Supplemental Indenture dated as of October 4, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee.(4)

4.5	Form of 5.700% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.4).(4)

4.6

Twenty-First Supplemental Indenture dated as of November 23, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee.(5)

4.7	Form of 5.125% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.6).(5)

4.8

Twenty-Second Supplemental Indenture dated as of November 23, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee.(5)

4.9	Form of 6.625% Prospect Capital InterNote® due 2042 (included as part of Exhibit 4.8).(5)

4.10

Twenty-Third Supplemental Indenture dated as of November 29, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee.(6)

4.11	Form of 5.000% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.10).(6)

4.12

Twenty-Fourth Supplemental Indenture dated as of November 29, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee.(6)

4.13	Form of 5.750% Prospect Capital InterNote® due 2032 (included as part of Exhibit 4.12).(6)

4.14	Twenty-Fifth Supplemental Indenture dated as of November 29, 2012, to the Indenture dated as of

February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee.(6)

4.15	Form of 6.500% Prospect Capital InterNote® due 2042 (included as part of Exhibit 4.14).(6)

4.16

Twenty-Sixth Supplemental Indenture dated as of December 6, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee.(7)

4.17	Form of 4.875% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.16).(7)

4.18

Twenty-Seventh Supplemental Indenture dated as of December 6, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee.(7)

4.19	Form of 5.625% Prospect Capital InterNote® due 2032 (included as part of Exhibit 4.18).(7)

4.20

Twenty-Eighth Supplemental Indenture dated as of December 6, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee.(7)

4.21	Form of 6.375% Prospect Capital InterNote® due 2042 (included as part of Exhibit 4.20).(7)

4.22

Twenty-Ninth Supplemental Indenture dated as of December 13, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee.(8)

4.23	Form of 4.750% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.22).(8)

4.24

Thirtieth Supplemental Indenture dated as of December 13, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee.(8)

4.25	Form of 5.250% Prospect Capital InterNote® due 2030 (included as part of Exhibit 4.24).(8)

4.26

Thirty-First Supplemental Indenture dated as of December 13, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee.(8)

4.27	Form of 6.250% Prospect Capital InterNote® due 2042 (included as part of Exhibit 4.26).(8)

4.28

Thirty-Second Supplemental Indenture dated as of December 20, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee.(9)

4.29	Form of 4.625% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.28).(9)

4.30

Thirty-Third Supplemental Indenture dated as of December 20, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the

Registrant and U.S. Bank National Association, as Trustee.(9)

4.31	Form of 5.125% Prospect Capital InterNote® due 2030 (included as part of Exhibit 4.30).(9)

4.32

Thirty-Fourth Supplemental Indenture dated as of December 20, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee.(9)

4.33	Form of 6.125% Prospect Capital InterNote® due 2042 (included as part of Exhibit 4.32).(9)

4.34	Indenture dated as of December 21, 2012, by and between the Registrant and American Stock Transfer & Trust Company, as Trustee.(10)

4.35	Form of Global Note 5.875% Convertible Senior Note Due 2019 (included as part of Exhibit 4.34).(10)

4.36

Thirty-Fifth Supplemental Indenture dated as of December 28, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee.(11)

4.37	Form of 4.500% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.39).(11)

4.38

Thirty-Sixth Supplemental Indenture dated as of December 28, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee.(11)

4.39	Form of 5.000% Prospect Capital InterNote® due 2030 (included as part of Exhibit 4.38).(11)

4.40

Thirty-Seventh Supplemental Indenture dated as of December 28, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee.(11)

4.41	Form of 6.000% Prospect Capital InterNote® due 2042 (included as part of Exhibit 4.38).(11)

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).

12	Computation of Ratios (included in the notes to the financial statements contained in this report).

22.1	Published report regarding matters submitted to vote of security holders.(14)

23.1	Opinion and Consent of Venable LLP, as special Maryland Counsel for the Registrant(12)

23.2	Opinion and Consent of Venable LLP, as special Maryland Counsel for the Registrant(5)

23.3	Consent of independent registered public accounting firm.(13)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

*         Filed herewith.

(1)                                 Incorporated by reference from Post-Effective Amendment No. 1 of the Registrant’s Registration Statement, filed on March 1, 2012.

(2)                                 Incorporated by reference from Post-Effective Amendment No. 2 of the Registrant’s Registration Statement, filed on March 8, 2012.

(3)                                 Incorporated by reference from Post-Effective Amendment No. 3 of the Registrant’s Registration Statement, filed on March 14, 2012.

(4)                                 Incorporated by reference from Post-Effective Amendment No. 27 of the Registrant’s Registration Statement filed on October 4, 2012.

(5)                                 Incorporated by reference from Post-Effective Amendment No. 2 of the Registrant’s Registration Statement filed on November 23, 2012.

(6)                                 Incorporated by reference from Post-Effective Amendment No. 3 of the Registrant’s Registration Statement filed on November 29, 2012.

(7)                                 Incorporated by reference from Post-Effective Amendment No. 4 of the Registrant’s Registration Statement filed on December 6, 2012.

(8)                                 Incorporated by reference from Post-Effective Amendment No. 5 of the Registrant’s Registration Statement filed on December 13, 2012.

(9)                                 Incorporated by reference from Post-Effective Amendment No. 6 of the Registrant’s Registration Statement filed on December 20, 2012.

(10)                          Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on December 21, 2012.

(11)                          Incorporated by reference from Post-Effective Amendment No. 8 of the Registrant’s Registration Statement filed on December 28, 2012.

(12)                          Incorporated by reference from Post-Effective Amendment No. 1 of the Registrant’s Registration Statement, filed on November 7, 2012.

(13)                          Incorporated by reference to Pre-Effective Amendment No. 3 of the Registrant’s Registration Statement filed on October 26, 2012.

(14)                          Incorporated by reference to Item 5.07 of the Registrant’s Form 8-K filed on December 12, 2012.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 7, 2013.

PROSPECT CAPITAL CORPORATION

By:	/s/ John F. Barry III
John F. Barry III
Chief Executive Officer and Chairman of the Board