Form 10-Q
period 2013-03-31
PROSPECT CAPITAL CORP
filed 2013-05-06
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2013

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 6, 2013 was 243,243,161.

PROSPECT CAPITAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2013
TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
March 31, 2013 and June 30, 2012
(in thousands, except share and per share data)

	March 31, 2013	June 30, 2012
	(Unaudited)	(Audited)
Assets (Note 4)
Investments at fair value:
Control investments (amortized cost of $715,301 and $518,015, respectively)	$675,305	$564,489
Affiliate investments (amortized cost of $48,949 and $44,229, respectively)	41,745	46,116
Non-control/Non-affiliate investments (amortized cost of $3,030,863 and $1,537,069, respectively)	2,990,672	1,483,616
Total investments at fair value (amortized cost of $3,795,113 and $2,099,313, respectively, Note 3)	3,707,722	2,094,221

Investments in money market funds	253,332	118,369
Total investments	3,961,054	2,212,590

Cash	24,726	2,825
Receivables for:
Interest, net	18,435	14,219
Dividends	2	1
Other	462	783
Prepaid expenses	210	421
Deferred financing costs	42,128	24,415
Total Assets	4,047,017	2,255,254

Liabilities
Credit facility payable (Note 4 and Note 8)	—	96,000
Senior convertible notes (Note 5 and Note 8)	847,500	447,500
Senior unsecured notes (Note 6 and Note 8)	347,682	100,000
Prospect Capital InterNotes® (Note 7 and Note 8)	199,401	20,638
Due to broker	42,961	44,533
Dividends payable	26,267	14,180
Due to Prospect Administration (Note 12)	1,332	658
Due to Prospect Capital Management (Note 12)	873	7,913
Accrued expenses	2,559	2,925
Interest payable	15,268	6,723
Other liabilities	7,586	2,210
Total Liabilities	1,491,429	743,280
Net Assets	$2,555,588	$1,511,974

Components of Net Assets
Common stock, par value $0.001 per share (500,000,000 common shares authorized; 238,628,037 and 139,633,870 issued and outstanding, respectively) (Note 9)	$239	$140
Paid-in capital in excess of par (Note 9)	2,640,457	1,544,801
Undistributed net investment income	66,187	23,667
Accumulated realized losses on investments	(63,904)	(51,542)
Unrealized depreciation on investments	(87,391)	(5,092)
Net Assets	$2,555,588	$1,511,974

Net Asset Value Per Share	$10.71	$10.83

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended March 31, 2013 and 2012
(in thousands, except share and per share data)
(Unaudited)

	For The Three Months Ended March 31,		For The Nine Months Ended March 31,
	2013	2012	2013	2012
Investment Income
Interest Income: (Note 3)
Control investments	$26,598	$32,966	$77,756	$45,546
Affiliate investments	1,599	2,378	4,944	7,179
Non-control/Non-affiliate investments other than CLO securities	58,187	37,044	161,727	107,078
CLO fund securities	23,228	2,560	60,361	3,668
Total interest income	109,612	74,948	304,788	163,471

Dividend income:
Control investments	75	5,474	65,042	29,819
Non-control/Non-affiliate investments	—	—	3,185	1,733
Money market funds	8	1	19	2
Total dividend income	83	5,475	68,246	31,554

Other income: (Note 10)
Control investments	2,656	13,768	7,753	14,386
Affiliate investments	5	11	618	85
Non-control/Non-affiliate investments	7,839	1,421	28,461	8,732
Total other income	10,500	15,200	36,832	23,203
Total Investment Income	120,195	95,623	409,866	218,228

Operating Expenses
Investment advisory fees:
Base management fee (Note 12)	18,966	8,949	48,500	25,985
Income incentive fee (Note 12)	14,896	14,518	58,207	30,614
Total investment advisory fees	33,862	23,467	106,707	56,599

Interest and credit facility expenses	20,854	9,655	50,779	28,374
Legal fees	395	256	1,652	1,198
Valuation services	420	308	1,167	916
Audit, compliance and tax related fees	200	276	1,010	1,141
Allocation of overhead from Prospect Administration (Note 12)	2,957	2,910	7,280	5,143
Insurance expense	88	69	259	168
Directors’ fees	75	68	225	195
Excise Tax	1,000	—	5,500	—
Other general and administrative expenses	759	542	2,459	2,037
Total Operating Expenses	60,610	37,551	177,038	95,771

Net Investment Income	59,585	58,072	232,828	122,457

Net realized (loss) gain on investments (Note 3)	(6,014)	24,812	(12,362)	23,703
Net change in unrealized (depreciation) appreciation on investments (Note 3)	(9,142)	(32,675)	(82,299)	8,441

Net Increase in Net Assets Resulting from Operations	$44,429	$50,209	$138,167	$154,601

Net increase in net assets resulting from operations per share: (Note 11 and Note 15)	$0.20	$0.44	$0.71	$1.39
Dividends declared per share	$0.33	$0.30	$0.95	$0.91

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
For The Nine Months Ended March 31, 2013 and 2012
(in thousands, except share data)
(Unaudited)

	For The Nine Months Ended March 31,

	2013	2012

Increase in Net Assets from Operations:
Net investment income	$232,828	$122,457
Net realized (loss) gain on investments	(12,362)	23,703
Net change in unrealized appreciation on investments	(82,299)	8,441
Net Increase in Net Assets Resulting from Operations	138,167	154,601

Dividends to Shareholders	(190,308)	(102,421)

Capital Share Transactions:
Proceeds from capital shares sold, net of underwriting costs	1,085,188	144,900
Less: Offering costs of public share offerings	(1,570)	(524)
Reinvestment of dividends	12,137	7,893
Net Increase in Net Assets Resulting from Capital Share Transactions	1,095,755	152,269

Total Increase in Net Assets	1,043,614	204,449
Net assets at beginning of period	1,511,974	1,114,357
Net Assets at End of Period	$2,555,588	$1,318,806

Capital Share Activity:
Shares sold	92,408,899	13,500,000
Shares issued to acquire controlled investments	5,507,381	—
Shares issued through reinvestment of dividends	1,077,887	817,241
Net increase in capital share activity	98,994,167	14,317,241
Shares outstanding at beginning of period	139,633,870	107,606,690

Shares Outstanding at End of Period	238,628,037	121,923,931

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended March 31, 2013 and 2012
(in thousands, except share data)
(Unaudited)

	For The Nine Months Ended March 31,

	2013	2012

Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$138,167	$154,601
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operations:
Net realized loss (gain) on investments	12,362	(23,703)
Net change in unrealized depreciation (appreciation) on investments	82,299	(8,441)
Amortization of discounts and premiums	(13,624)	(3,741)
Amortization of deferred financing costs	5,878	7,174
Payment-in-kind interest	(7,025)	(4,499)
Structuring fees	(33,578)	(13,530)

Change in operating assets and liabilities
Payments for purchases of investments	(2,204,603)	(524,817)
Proceeds from sale of investments and collection of investment principal	609,919	354,660
Net (increase) decrease of investments in money market funds	(134,963)	1,878
Increase in interest receivable	(4,216)	(7,637)
Increase in dividends receivable	(1)	(75)
Decrease (increase) in other receivables	321	(1,344)
Decrease (increase) in prepaid expenses	211	(53)
(Decrease) increase in due to broker	(1,572)	26,569
Increase in due to Prospect Administration	674	150
Decrease in due to Prospect Capital Management	(7,040)	(3,391)
(Decrease) increase in accrued expenses	(366)	111
Increase in interest payable	8,545	179
Increase (decrease) in other liabilities	5,376	(117)
Net Cash Used In Operating Activities	(1,543,236)	(46,026)

Cash Flows from Financing Activities:
Borrowings under credit facility (Note 4)	99,000	615,800
Principal payments under credit facility (Note 4)	(195,000)	(579,000)
Borrowings under Senior Convertible Notes (Note 5)	400,000	—
Repurchases under Senior Convertible Notes (Note 5)	—	(5,000)
Borrowings under Senior Unsecured Notes	247,682	—
Borrowings under Prospect Capital InterNotes® (Note 7)	178,763	5,465
Financing costs paid and deferred	(23,591)	(9,078)
Proceeds from issuance of common stock, net of underwriting costs	1,025,937	144,900
Offering costs from issuance of common stock	(1,570)	(524)
Dividends paid	(166,084)	(93,051)
Net Cash Provided By Financing Activities	1,565,137	79,512

Total Increase in Cash	21,901	33,486
Cash balance at beginning of period	2,825	1,492
Cash Balance at End of Period	$24,726	$34,978

Cash Paid For Interest	$32,757	$19,607

Non-Cash Financing Activity:
Amount of shares issued in connection with dividend reinvestment plan	$12,137	$7,893
Amount of shares issued in connection with controlled investments	$59,251	$—

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2013 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

			March 31, 2013 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (25.00% or greater of voting control)

AIRMALL USA, Inc. (27)	Pennsylvania / Property Management	Senior Secured Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor), due 6/30/2015)(3), (4)	$ 28,900	$ 28,900	$ 28,900	1.1%
		Senior Subordinated Term Loan (12.00% plus 6.00% PIK, due 12/31/2015)	12,500	12,500	12,500	0.5%
		Convertible Preferred Stock (9,919.684 shares)		9,920	9,920	0.4%
		Common Stock (100 shares)		—	374	0.0%
				51,320	51,694	2.0%
Ajax Rolled Ring & Machine, Inc.	South Carolina / Manufacturing	Senior Secured Note — Tranche A (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 4/01/2013)(3), (4)	19,837	19,837	19,837	0.8%
		Subordinated Secured Note — Tranche B (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor) plus 6.00% PIK, due 4/01/2013)(3), (4)	15,035	15,035	15,035	0.6%
		Subordinated Unsecured Note (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor) plus 6.00% PIK, due 12/31/2017)(4)	3,600	3,600	3,600	0.1%
		Convertible Preferred Stock — Series A (6,142.6 shares)		6,057	—	0.0%
		Unrestricted Common Stock (6 shares)		—	—	0.0%
				44,529	38,472	1.5%
APH Property Holdings, LLC(32)	Georgia / Real Estate	Senior Secured Note (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor) plus 2.00% PIK, due 10/24/2020)(4)	40,018	40,018	40,018	1.6%
		Common Stock (17,400 shares)		7,750	7,750	0.3%
				47,768	47,768	1.9%
AWCNC, LLC(19)	North Carolina / Machinery	Members Units — Class A (1,800,000 units)		—	—	0.0%
		Members Units — Class B-1 (1 unit)		—	—	0.0%
		Members Units — Class B-2 (7,999,999 units)		—	—	0.0%
				—	—	0.0%
Borga, Inc.	California / Manufacturing	Revolving Line of Credit — $1,150 Commitment (5.00% (PRIME + 1.75%) plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)(4), (25)	1,150	1,095	480	0.0%
		Senior Secured Term Loan B (8.50% (PRIME + 5.25%) plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)(4)	1,612	1,501	—	0.0%
		Senior Secured Term Loan C (12.00% plus 4.00% PIK plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)	9,641	706	—	0.0%
		Common Stock (100 shares)(21)		—	—	0.0%
		Warrants (33,750 warrants)(21)		—	—	0.0%
				3,302	480	0.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2013 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

			March 31, 2013 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (25.00% or greater of voting control)

CCPI Holdings Inc.(33)	Ohio / Manufacturing	Senior Secured Note (10.00%, due 12/31/2017)	$ 17,775	$ 17,775	$ 17,775	0.7%
		Senior Secured Note (12.00% plus 7.00% PIK, due 6/30/2018)	7,526	7,526	7,526	0.3%
		Common Stock (100 shares)		8,581	8,581	0.3%
		Net Revenue Interest (4% of Net Revenue)		—	—	0.0%
				33,882	33,882	1.3%
Credit Central Holdings of Delaware, LLC (22), (34)	Ohio / Consumer Finance	Senior Secured Revolving Credit Facility - $60,000 Commitment (20.00% (LIBOR + 18.50% with 1.50% LIBOR floor), due 12/31/2020) (4), (25)	38,082	38,082	38,082	1.5%
		Common Stock (100 shares)		9,581	7,342	0.3%
		Net Revenue Interest (5% of Net Revenue)		—	2,907	0.1%
				47,663	48,331	1.9%
Energy Solutions Holdings, Inc.(8)	Texas / Gas Gathering and Processing	Senior Secured Note (18.00%, due 12/11/2016)	750	750	750	0.0%
		Junior Secured Note (18.00%, due 12/12/2016)	12,000	12,000	12,000	0.5%
		Senior Secured Note to Vessel Holdings LLC (18.00%, due 12/12/2016)	3,500	3,500	3,500	0.1%
		Subordinated Secured Note to Freedom Marine Holdings, LLC (12.00% (LIBOR + 6.11% with 5.89% LIBOR floor) plus 4.00% PIK, in non-accrual status effective 10/1/2010, due 12/31/2011) (4)	13,765	12,503	5,134	0.2%
		Senior Secured Debt to Yatesville Coal Holdings, Inc. (Non-accrual status effective 1/1/2009, past due)	1,449	1,449	—	0.0%
		Escrow Receivable		—	—	0.0%
		Common Stock (100 shares)		8,318	9,558	0.4%
				38,520	30,942	1.2%
First Tower Holdings of Delaware, LLC (22), (29)	Mississippi / Consumer Finance	Senior Secured Revolving Credit Facility — $400,000 Commitment (20.00% (LIBOR + 18.50% with 1.50% LIBOR floor), due 6/30/2022) (4), (25)	264,760	264,760	264,760	10.4%
		Common Stock (83,729,323 shares)		43,193	30,398	1.2%
		Net Revenue Interest (5% of Net Revenue & Distributions)		—	—	0.0%
				307,953	295,158	11.6%
Manx Energy, Inc. (“Manx”)(12)	Kansas / Oil & Gas Production	Senior Secured Note (13.00%, in non-accrual status effective 1/19/2010, due 6/21/2013)	3,550	3,550	—	0.0%
		Preferred Stock (6,635 shares)		6,307	—	0.0%
		Common Stock (17,082 shares)		1,171	—	0.0%
				11,028	—	0.0%
Nationwide Acceptance Holdings, LLC(22), (36)	Chicago / Consumer Finance	Senior Secured Revolving Credit Facility — $30,000 Commitment (20.00% (LIBOR + 18.50% with 1.50% LIBOR floor), due 1/31/2023) (4), (25)	21,308	21,308	21,308	0.8%
		Membership Units (100 shares)		3,843	2,127	0.1%
		Net Revenue Interest (5% of Net Revenue)		—	1,716	0.1%
				25,151	25,151	1.0%
NMMB Holdings, Inc. (24)	New York / Media	Senior Term Loan (14.00%, due 5/6/2016)	16,000	16,000	14,506	0.6%
		Senior Subordinated Term Loan (15.00%, due 5/6/2016)	2,800	2,800	—	0.0%
		Series A Preferred Stock (4,400 shares)		4,400	—	0.0%
				23,200	14,506	0.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2013 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

			March 31, 2013 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (25.00% or greater of voting control)

R-V Industries, Inc.	Pennsylvania / Manufacturing	Senior Subordinated Note (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor,) due 5/30/2018) (4)	$ 9,500	$ 9,500	$ 9,500	0.4%
		Warrants (200,000 warrants, expiring 6/30/2017)		1,682	6,916	0.3%
		Common Stock (545,107 shares)		5,087	18,850	0.7%
				16,269	35,266	1.4%
The Healing Staff, Inc.(9)	North Carolina / Contracting	Secured Promissory Notes (15.00%, in non-accrual status effective 12/22/2010, due 3/21/2012 – 4/10/2013)	1,688	$ 1,686	—	0.0%
		Senior Demand Note (15.00%, in non-accrual status effective 11/1/2010, past due)	1,170	1,170	—	0.0%
		Common Stock (1,000 shares)		975	—	0.0%
				3,831	—	0.0%
Valley Electric Co. of Mt. Vernon, Inc.(35)	Washington / Construction & Engineering	Senior Secured Note (9.00% (LIBOR + 6.00%, with 3.00% LIBOR floor) plus 9.00% PIK, due 12/31/2018)(4)	33,305	33,305	33,305	1.3%
		Senior Secured Note (8.00% (LIBOR + 5.00% with 3.00% LIBOR floor) plus 2.50% PIK, due 12/31/2017)(4)	10,013	10,013	10,013	0.4%
		Common Stock (50,000 Shares)		9,526	8,358	0.3%
		Net Revenue Interest (5% of Net Revenue)		—	1,168	0.0%
				52,844	52,844	2.0%
Wolf Energy Holdings, Inc. (12)	Kansas / Oil & Gas Production	Appalachian Energy Holdings, LLC (“AEH”) — Senior Secured First Lien Note (8.00%, in non-accrual status effective 1/19/2010, due 6/21/2013)	2,590	2,000	202	0.0%
		Appalachian Energy Holdings, LLC (“AEH”) — Senior Secured First Lien Note (8.00%, in non-accrual status due 5/28/2013)	50	50	4	0.0%
		Coalbed, LLC — Senior Secured Note (8.00%, in non-accrual status effective 1/19/2010, due 6/21/2013) (6)	7,773	5,991	605	0.0%
		Common Stock (100 Shares)		—	—	0.0%
				8,041	811	0.0%
		Total Control Investments		715,301	675,305	26.4%

Affiliate Investments (5.00% to 24.99% voting control)

BNN Holdings Corp., (f/k/a Biotronic NeuroNetwork)	Michigan / Healthcare	Senior Secured Note (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor), due 12/17/2017) (4)	29,700	29,700	29,700	1.2%
		Preferred Stock Series A (9,925.455 shares)(13)		2,300	2,538	0.1%
		Preferred Stock Series B (1,753.64 shares)(13)		579	639	0.0%
				32,579	32,877	1.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2013 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

			March 31, 2013 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Affiliate Investments (5.00% to 24.99% voting control)

Boxercraft Incorporated (20)	Georgia / Textiles & Leather	Senior Secured Term Loan A (10.00% plus 5.00% PIK, due 9/16/2013)	$ 1,698	$ 1,670	$ 1,698	0.1%
		Senior Secured Term Loan B (10.00% plus 5.00% PIK, due 9/16/2013)	4,851	4,675	4,851	0.2%
		Senior Secured Term Loan C (10.00% plus 5.00% PIK, due 9/16/2013)	2,351	2,351	2,319	0.1%
		Senior Secured Term Loan (10.00% plus 5.00% PIK, due 3/16/2014)	8,254	7,674	—	0.0%
		Preferred Stock (1,000,000 shares)		—	—	0.0%
		Common Stock (10,000 shares)		—	—	0.0%
		Warrants (1 warrant, expiring 8/31/2022)		—	—	0.0%
				16,370	8,868	0.4%
Smart, LLC(14)	New York / Diversified / Conglomerate Service	Membership Interest		—	—	0.0%
				—	—	0.0%
		Total Affiliate Investments		48,949	41,745	1.7%

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

ADAPCO, Inc.	Florida / Ecological	Common Stock (5,000 shares)		141	306	0.0%
				141	306	0.0%
Aderant North America, Inc.	Georgia / Software & Computer Services	Second Lien Term Loan (10.00% (LIBOR + 8.75% with 1.25% LIBOR floor), due 6/20/2019) (4)	7,000	6,898	7,000	0.3%
				6,898	7,000	0.3%
Aircraft Fasteners International, LLC	California / Machinery	Convertible Preferred Stock (32,500 units)		396	539	0.0%
				396	539	0.0%
ALG USA Holdings, LLC	Pennsylvania / Hotels, Restaurants & Leisure	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor,) due 2/28/2020) (4)	12,000	11,764	11,764	0.5%
				11,764	11,764	0.5%
American Gilsonite Company	Utah / Specialty Minerals	Second Lien Term Loan (11.50%, due 9/1/2017)	38,500	38,500	38,500	1.5%
		Membership Interest in AGC/PEP, LLC (99.9999%)(15)		—	5,038	0.2%
				38,500	43,538	1.7%
Apidos CLO VIII, Ltd. (22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	19,730	19,681	20,450	0.8%
				19,681	20,450	0.8%
Apidos CLO IX, Ltd. (22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	20,525	19,635	19,614	0.8%
				19,635	19,614	0.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2013 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

			March 31, 2013 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Apidos CLO XI, Ltd. (22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	$ 38,340	$ 38,715	$ 38,306	1.5%
				38,715	38,306	1.5%
Apidos CLO XII, Ltd. (22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	44,063	42,961	42,957	1.7%
				42,961	42,957	1.7%
Arctic Glacier U.S.A, Inc.	Canada / Food Products	Subordinated Unsecured (12.00% plus 3.00% PIK , due 7/27/2019)	86,751	86,751	86,751	3.4%
				86,751	86,751	3.4%
Atlantis Healthcare Group (Puerto Rico), Inc (4)	Puerto Rico / Healthcare	Revolving Line of Credit — $7,000 Commitment (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor), due 2/21/2014) (25), (26)	—	—	—	0.0%
		Senior Term Loan (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor,) due 2/21/2018)	39,451	39,451	39,451	1.5%
				39,451	39,451	1.5%
Babson CLO Ltd 2011-I. (22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	35,000	35,026	35,991	1.4%
				35,026	35,991	1.4%
Babson CLO Ltd 2012-IA. (22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	29,075	26,884	28,619	1.1%
				26,884	28,619	1.1%
Babson CLO Ltd 2012-IIA. (22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	27,850	29,471	28,332	1.1%
				29,471	28,332	1.1%
Broder Bros., Co.	Pennsylvania /Textiles, Apparel & Luxury Goods	Senior Secured Notes (10.75% (LIBOR + 9.00% with 1.75% LIBOR floor), due 6/27/2018 (4)	100,000	100,000	100,000	3.9%
				100,000	100,000	3.9%
Byrider Systems Acquisition Corp(22)	Indiana / Auto Finance	Senior Subordinated Notes (12.00% plus 2.00% PIK, due 11/3/2016) (3)	15,833	15,833	15,176	0.6%
				15,833	15,176	0.6%
Caleel + Hayden, LLC (14), (31)	Colorado / Personal & Nondurable Consumer Products	Membership Units (13,220 shares)		—	129	0.0%
		Escrow Receivable		—	103	0.0%
				—	232	0.0%
Capstone Logistics, LLC. (4)	Georgia / Commercial Services	Senior Secured Term Loan A (6.50% (LIBOR + 5.00% with 1.50% LIBOR floor), due 9/16/2016)	97,291	97,291	97,291	3.8%
		Senior Secured Term Loan B (11.50% (LIBOR + 10.00% with 1.50% LIBOR floor), due 9/16/2016)	100,000	100,000	100,000	3.9%
				197,291	197,291	7.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS — (CONTINUED)
March 31, 2013 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

			March 31, 2013 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Cargo Airport Services USA, LLC	New York / Transportation	Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 3/31/2016) (3), (4)	$ 45,273	$ 45,273	$ 45,273	1.8%
		Common Equity (1.6 units)		1,639	2,259	0.1%
				46,912	47,532	1.9%
Cent 17 CLO Limited(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	24,870	24,469	24,293	1.0%
				24,469	24,293	1.0%
CIFC Funding 2011-I, Ltd. (4), (22)	Cayman Islands / Diversified Financial Services	Secured Class D Notes (5.30% (LIBOR + 5.00%), due 1/19/2023)	19,000	14,965	16,283	0.6%
		Unsecured Class E Notes (7.30% (LIBOR + 7.00%), due 1/19/2023)	15,400	12,597	13,561	0.5%
				27,562	29,844	1.1%
Cinedigm DC Holdings, LLC (4)	New York/ Software & Computer Services	Senior Secured Term Loan (11.00% (LIBOR + 9.00% with 2.00% floor) plus 2.50% PIK, due 3/31/2021)	70,151	70,151	70,151	2.7%
				70,151	70,151	2.7%
The Copernicus Group, Inc.	North Carolina / Healthcare	Escrow Receivable		—	320	0.0%
				—	320	0.0%
Correctional Healthcare Holding Company, Inc.	Colorado / Healthcare	Second Lien Term Loan (11.25% due 1/11/2020) (3)	27,100	27,100	27,100	1.1%
				27,100	27,100	1.1%
Coverall North America, Inc.	Florida / Commercial Services	Senior Secured Term Loan (11.50% (LIBOR + 8.50% with 3.00% floor), due 12/17/2017) (3) ,(4)	39,551	39,551	39,551	1.5%
				39,551	39,551	1.5%
CP Well Testing, LLC	Oklahoma / Oil & Gas Products	Senior Secured Term Loan (13.50% (LIBOR + 11.00% with 2.50% floor), due 10/03/2017)(4)	19,935	19,935	19,935	0.8%
				19,935	19,935	0.8%
CRT MIDCO, LLC	Wisconsin / Media	Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 6/30/2017)(3), (4)	72,375	72,375	72,376	2.8%
				72,375	72,376	2.8%
Deltek, Inc.	Virginia/ Software & Computer Services	Second Lien Term Loan (10.00% (LIBOR + 8.75% with 1.25% LIBOR floor), due 10/10/2019)(4)	12,000	11,828	11,828	0.5%
				11,828	11,828	0.5%
Diamondback Operating, LP	Oklahoma / Oil & Gas Production	Net Profits Interest (15.00% payable on Equity distributions)(7)		—	—	0.0%
				—	—	0.0%
Edmentum, Inc (f/k/a Archipelago Learning, Inc)(4)	Minnesota / Consumer Services	Second Lien Term Loan (11.25% (LIBOR + 9.75% with 1.50% LIBOR floor), due 5/17/2019)	50,000	48,167	50,000	2.0%
				48,167	50,000	2.0%
Empire Today, LLC	Illinois / Durable Consumer Products	Senior Secured Note (11.375%, due 2/1/2017)	15,699	15,312	15,700	0.6%
				15,312	15,700	0.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)

March 31, 2013 (Unaudited) and June 30, 2012 (Audited)

(in thousands, except share data)

			March 31, 2013 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

EIG Investors Corp	Massachusetts / Software & Computer Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% floor), due 5/09/2020) (4), (16)	$ 22,000	$ 21,788	$ 22,000	0.9%
				21,788	22,000	0.9%
EXL Acquisition Corp.	South Carolina / Biotechnology	Escrow Receivable	—	—	14	0.0%
				—	14	0.0%
Evanta Ventures, Inc.(11)	Oregon / Commercial Services	Subordinated Unsecured (12.00% plus 1.00% PIK, due 9/28/2018)	10,453	10,453	10,453	0.4%
				10,453	10,453	0.4%
Fairchild Industrial Products, Co.	North Carolina / Electronics	Escrow Receivable	—	—	147	0.0%
				—	147	0.0%
Fischbein, LLC	North Carolina / Machinery	Escrow Receivable		—	529	0.0%
		Membership Class A (875,000 units)		875	2,771	0.1%
				875	3,300	0.1%
Focus Brands, Inc. (4)	Georgia / Consumer Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 8/21/2018)	18,000	17,723	17,723	0.7%
				17,723	17,723	0.7%
FPG, LLC	Illinois / Durable Consumer Products	Senior Secured Term Loan (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 1/20/2017) (4)	21,677	21,677	21,677	0.8%
		Common Stock (5,638 shares)		27	97	0.0%
				21,704	21,774	0.8%
Galaxy XII CLO, Ltd. (22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	22,000	20,930	22,739	0.9%
				20,930	22,739	0.9%
Galaxy XV CLO, Ltd. (22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	35,025	31,713	31,624	1.2%
				31,713	31,624	1.2%
Grocery Outlet Inc.	California / Retail	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 6/17/2019) (4)	17,500	17,161	17,500	0.7%
				17,161	17,500	0.7%
Gulf Coast Machine & Supply Company	Texas / Manufacturing	Senior Secured Term Loan (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor), due 10/12/2017) (4)	41,475	41,475	41,475	1.6%
				41,475	41,475	1.6%
H&M Oil & Gas, LLC	Texas / Oil & Gas Production	Senior Secured Note (13.00% (LIBOR + 7.50% with 5.50% LIBOR floor) plus 3.00% PIK, plus 2.00% default interest, in non-accrual status effective 1/1/2011, past due)(4)	64,263	60,019	39,677	1.5%
		Senior Secured Note (18.00% PIK, in non-accrual status effective 4/27/2012, past due)	4,823	4,130	4,822	0.2%
		Senior Secured Note (8.00% PIK, due 3/31/2013)	133	130	133	0.0%
		Net Profits Interest (8.00% payable on Equity distributions)(7)		—	—	0.0%
				64,279	44,632	1.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2013 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

			March 31, 2013 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Halcyon Loan Advisors Funding 2012-I, Ltd. (22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	$ 23,188	$ 23,032	$ 22,944	0.9%
				23,032	22,944	0.9%
Halcyon Loan Advisors Funding 2013-I, Ltd. (22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	40,400	40,289	40,238	1.6%
				40,289	40,238	1.6%
Hoffmaster Group, Inc. (4)	Wisconsin / Durable Consumer Products	Second Lien Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 1/3/2019)	20,000	19,826	19,826	0.8%
		Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 1/3/2019)	1,000	991	991	0.0%
				20,817	20,817	0.8%
ICON Health & Fitness, Inc.	Utah / Durable Consumer Products	Senior Secured Note (11.875% , due 10/15/2016) (3)	43,100	43,323	37,868	1.5%
				43,323	37,868	1.5%
IDQ Holdings, Inc.	Texas / Automobile	Senior Secured Note (11.50%, due 4/1/2017)	12,500	12,289	12,500	0.5%
				12,289	12,500	0.5%
ING IM CLO 2012-II, Ltd. (22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	38,070	35,965	38,297	1.5%
				35,965	38,297	1.5%
ING IM CLO 2012- III, Ltd. (22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	46,632	45,736	47,294	1.9%
				45,736	47,294	1.9%
ING IM CLO 2012- IV, Ltd. (22)	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest)	40,613	40,597	41,132	1.6%
				40,597	41,132	1.6%
Injured Workers Pharmacy LLC	Massachusetts / Healthcare	Second Lien Debt (12.00% (LIBOR + 7.50% with 4.50% LIBOR floor) plus 1.00% PIK, due 11/4/2017) (3), (4)	15,215	15,215	15,215	0.6%
				15,215	15,215	0.6%
Interdent, Inc(4)	California / Healthcare	Revolving Line of Credit — $10,000 Commitment (10.50% (LIBOR + 8.25% with 2.25% LIBOR floor), due 2/3/2013) (25)	8,250	8,250	8,250	0.3%
		Senior Secured Term Loan A (8.00% (LIBOR + 6.50% with 1.50% LIBOR floor), due 8/3/2017)	53,819	53,819	53,819	2.1%
		Senior Secured Term Loan B (13.00% (LIBOR + 10.00% with 3.00% LIBOR floor), due 8/3/2017)(3),	55,000	55,000	55,000	2.2%
				117,069	117,069	4.6%

See notes to consolidated financial statements

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)

March 31, 2013 (Unaudited) and June 30, 2012 (Audited)

(in thousands, except share data)

			March 31, 2013 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

JHH Holdings, Inc.	Texas / Healthcare	Second Lien Debt (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor) plus 1.50% PIK, due 6/23/2018) (3), (4)	$ 16,041	$ 16,041	$ 16,041	0.6%
				16,041	16,041	0.6%
LaserShip, Inc. (4)	Virginia / Transportation	Revolving Line of Credit — $5,000 Commitment (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 12/21/2014) (25)	—	—	—	0.0%
		Senior Secured Term Loan (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 12/21/2017) (3)	37,266	37,266	37,266	1.5%
				37,266	37,266	1.5%
LHC Holdings Corp.	Florida / Healthcare	Revolving Line of Credit — $750 Commitment (8.50% (LIBOR + 6.00% with 2.50% LIBOR floor), due 5/31/2015) (4), (25), (26)	—	—	—	0.0%
		Senior Subordinated Debt (10.50%, due 5/31/2015)(3)	3,164	3,137	3,137	0.1%
		Membership Interest (125 units)		215	245	0.0%
				3,352	3,382	0.1%
Madison Park Funding IX, Ltd.(22)	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest)	31,110	26,832	27,862	1.1%
				26,832	27,862	1.1%
Material Handling Services, LLC(4)	Ohio / Business Services	Senior Secured Term Loan (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor), due 7/5/2017) (3)	27,580	27,580	27,580	1.1%
		Senior Secured Term Loan (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor), due 12/21/2017)	37,959	37,959	37,959	1.5%
				65,539	65,539	2.6%
Maverick Healthcare, LLC	Arizona / Healthcare	Preferred Units (1,250,000 units)		1,252	1,677	0.1%
		Common Units (1,250,000 units)		—	—	0.0%
				1,252	1,677	0.1%
Medical Security Card Company, LLC(4)	Arizona / Healthcare	Revolving Line of Credit - $1,500 Commitment (9.50% (LIBOR + 7.00% with 2.50% LIBOR floor), due 2/1/2016) (25)	—	—	—	0.0%
		First Lien Term Loan (11.25% (LIBOR + 8.75% with 2.50% LIBOR floor), due 2/1/2016)(3)	14,067	14.067	14,067	0.6%
				14,067	14,067	0.6%
National Bankruptcy Services, LLC (3),(4)	Texas / Diversified Financial Services	Senior Subordinated Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor) plus 1.50% PIK, due 7/17/2017)	18,612	18,612	18,612	0.7%
				18,612	18,612	0.7%
Naylor, LLC (4)	Florida / Media	Revolving Line of Credit - $2,500 Commitment (11.00% (LIBOR + 8.00% with 3.00% LIBOR floor), due 6/7/2017) (25)	—	—	—	0.0%
		Senior Secured Term Loan (11.00% (LIBOR + 8.00% with 3.00% LIBOR floor), due 6/7/2017) (3)	46,778	46,778	45,802	1.8%
				46,778	45,802	1.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)

March 31, 2013 (Unaudited) and June 30, 2012 (Audited)

(in thousands, except share data)

			March 31, 2013 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

New Century Transportation, Inc.	New Jersey / Transportation	Senior Subordinated Term Loan (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor) plus 3.00%, PIK due 2/3/2018) (3), (4)	$ 44,776	$ 44,776	$ 44,776	1.8%
				44,776	44,776	1.8%
New Star Metals, Inc.	Indiana / Metal Services & Minerals	Senior Subordinated Term Loan (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor) plus 1.00% PIK due 2/2/2018) (4)	32,193	32,193	32,193	1.3%
				32,193	32,193	1.3%
Nixon, Inc.	California / Durable Consumer Products	Senior Secured Term Loan (8.75% plus 2.75% PIK, due 4/16/2018)(16)	15,400	15,134	15,046	0.6%
				15,134	15,046	0.6%
Nobel Learning Communities, Inc.	Pennsylvania / Consumer Services	Subordinated Unsecured (11.50% plus 1.50% PIK, due 8/9/2017)	15,262	15,262	15,262	0.6%
				15,262	15,262	0.6%
NRG Manufacturing, Inc.	Texas / Manufacturing	Escrow Receivable		—	3,568	0.1%
				—	3,568	0.1%
Octagon Investment Partners XV, Ltd.	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest) (22)	26,901	25,818	25,655	1.0%
				25,818	25,655	1.0%
Out Rage, LLC (4)	Wisconsin / Durable Consumer Products	Revolving Line of Credit - $1,500 Commitment (11.00% (LIBOR + 8.00% with 3.00% LIBOR floor), due 3/02/2014) (25)	1,200	1,200	1,200	0.0%
		Senior Secured Term Loan (11.00% (LIBOR + 8.00% with 3.00% LIBOR floor), due 3/2/2015)	10,336	10,336	10,336	0.4%
				11,536	11,536	0.4%
Pelican Products, Inc. (16)	California / Durable Consumer Products	Subordinated Secured (11.50% (LIBOR + 10.00% with 1.50% LIBOR floor), due 6/14/2019) (4)	15,000	14,721	14,721	0.6%
				14,721	14,721	0.6%
Pinnacle (US) Acquisition Co Limited (16)	Texas / Software & Computer Services	Second Lien Term Loan (10.50% (LIBOR + 8.25% with 2.25% LIBOR floor), due 8/3/2020) (4)	10,000	9,811	10,000	0.4%
				9,811	10,000	0.4%
Pre-Paid Legal Services, Inc.(16)	Oklahoma / Consumer Services	Senior Subordinated Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 12/31/2016)(3), (4)	5,000	5,000	5,000	0.2%
				5,000	5,000	0.2%
Prince Mineral Holding Corp.	New York / Metal Services & Minerals	Senior Secured Term Loan (11.50%, due 12/15/2019)	10,000	9,886	10,000	0.4%
				9,886	10,000	0.4%
Progrexion Holdings, Inc.(4),(28)	Utah / Consumer Services	Senior Secured Term Loan (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor), due 9/14/2017) (3)	154,017	154,017	154,017	6.0%
				154,017	154,017	6.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2013 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

			March 31, 2013 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Rocket Software, Inc. (3), (4)	Massachusetts / Software & Computer Services	Second Lien Term Loan (10.25% (LIBOR + 8.75% with 1.50% LIBOR floor), due 2/8/2019)	$ 20,000	$ 19,710	$ 19,944	0.8%
				19,710	19,944	0.8%
Royal Adhesives & Sealants, LLC	Indiana / Chemicals	Senior Subordinated Unsecured Term Loan (12.00% plus 2.00% PIK due 11/29/2016)	28,222	28,222	28,222	1.1%
				28,222	28,222	1.1%
Ryan, LLC. (4)	Texas / Business Services	Subordinated Secured (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor) plus 3.00% PIK, due 6/30/2018)	70,000	70,000	70,000	2.7%
				70,000	70,000	2.7%
Seaton Corp(3), (4)	Illinois / Business Services	Subordinated Secured (12.50% (LIBOR + 9.00% with 3.50% LIBOR floor) plus 2.00% PIK, due 3/14/2014)	3,305	3,231	3,305	0.1%
		Subordinated Secured (12.50% (LIBOR + 9.00% with 3.50% LIBOR floor) plus 2.00% PIK, due 3/14/2015)	10,005	10,005	10,005	0.4%
				13,236	13,310	0.5%
SESAC Holdco II LLC	Tennessee / Media	Second Lien Term Loan (10.00% (LIBOR + 8.75% with 1.25% LIBOR floor), due 7/12/2019) (4)	6,000	5,911	5,911	0.2%
				5,911	5,911	0.2%
Skillsoft Public Limited Company (22)	Ireland / Software & Computer Services	Senior Unsecured (11.125%, due 6/1/2018)	15,000	14,924	15,000	0.6%
				14,924	15,000	0.6%
Snacks Holding Corporation	Minnesota / Food Products	Senior Subordinated Unsecured Term Loan (12.00% plus 1.00% PIK, due 11/12/2017)	15,366	14,921	15,365	0.6%
		Series A Preferred Stock (4,021.45 shares)		—	—	0.0%
		Series B Preferred Stock (1,866.10 shares)		—	—	0.0%
		Warrant (to purchase 31,196.52 voting common shares, expires 11/12/2020)		590	1,034	0.0%
				15,511	16,399	0.6%
Southern Management Corporation(22), (30)	South Carolina / Consumer Finance	Second Lien Term Loan (12.00% plus 5.00% PIK due 5/31/2017)	17,568	17,568	17,568	0.7%
				17,568	17,568	0.7%
Spartan Energy Services, Inc. (3),(4)	Louisiana / Energy	Senior Secured Term Loan (10.50% (LIBOR + 9.00% with 1.50% LIBOR floor), due 12/28/2017))	29,813	29,813	29,813	1.2%
				29,813	29,813	1.2%
Speedy Group Holdings Corp.	Canada / Consumer Finance	Senior Unsecured (12.00%, due 11/15/2017) (22)	15,000	15,000	15,000	0.6%
				15,000	15,000	0.6%
Sport Helmets Holdings, LLC(14)	New York / Personal & Nondurable Consumer Products	Escrow Receivable		—	384	0.0%
				—	384	0.0%
Springs Window Fashions, LLC.	Wisconsin / Durable Consumer Products	Second Lien Term Loan (11.25% (LIBOR + 9.25% with 2.00% LIBOR floor), due 11/30/2017)(3), (4)	35,000	35,000	35,000	1.4%
				35,000	35,000	1.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2013 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

			March 31, 2013 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Stauber Performance Ingredients, Inc. (3), (4)	California / Food Products	Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 1/21/2016)	$ 19,415	$ 19,415	$ 19,415	0.8%
		Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 5/21/2017)	10,303	10,303	10,303	0.4%
				29,718	29,718	1.2%
Stryker Energy, LLC	Ohio / Oil & Gas Production	Subordinated Secured Revolving Credit Facility — $50,300 Commitment (8.50% (LIBOR + 7.00% with 1.50% LIBOR floor) plus 3.75% PIK, in non-accrual status effective 12/1/2011, due 12/1/2015) (4), (25)	34,411	32,710	—	0.0%
		Overriding Royalty Interests(18)		—	1,539	0.1%
				32,710	1,539	0.1%
Symphony CLO, IX Ltd. (22)	Cayman Islands / Diversified Financial Services	LP Certificates (Residual Interest)	45,500	43,915	46,592	1.8%
				43,915	46,592	1.8%
System One Holdings, LLC(4)	Pennsylvania / Business Services	Senior Secured Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 12/31/2018)	32,000	32,000	32,000	1.3%
				32,000	32,000	1.3%
TB Corp.	Texas / Consumer Service	Senior Subordinated Note (12.00% plus 1.50% PIK, due 12/18/2018)	23,270	23,270	23,270	0.9%
				23,270	23,270	0.9%
Targus Group International, Inc.(16)	California / Durable Consumer Products	First Lien Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 5/25/2016) (3), (4)	23,579	23,247	23,580	0.9%
				23,247	23,580	0.9%
TGG Medical Transitory, Inc.	New Jersey/ Healthcare	Second Lien Term Loan (11.25% (LIBOR + 10.00% with 1.25% LIBOR floor), due 6/27/2018) (4)	8,000	7,765	7,824	0.3%
				7,765	7,824	0.3%
The Petroleum Place Inc.	Colorado / Software & Computer Services	Second Lien Term Loan (10.00% (LIBOR + 8.75% with 1.25% LIBOR floor), due 5/20/2019) (4)	22,000	21,681	22,000	0.9%
				21,681	22,000	0.9%
Transaction Network Services, Inc.	Virginia / Diversified Telecommunication Services	Second Lien Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 8/14/2020) (4)	10,000	9,852	9,852	0.4%
				9,852	9,852	0.4%
TransFirst Holdings, Inc.(4)	New York / Software & Computer Services	Second Lien Term Loan (11.00%, (LIBOR + 9.75% with 1.25% floor), due 6/27/2018)	5,000	4,855	4,908	0.2%
				4,855	4,908	0.2%
Totes Isotoner Corporation	Ohio / Nondurable Consumer Products	Second Lien Term Loan (10.75%, (LIBOR + 9.25% with 1.50% LIBOR floor), due 1/8/2018) (3), (4)	39,000	39,000	39,000	1.5%
				39,000	39,000	1.5%
United Sporting Companies, Inc.(5)	South Carolina / Durable Consumer Products	Second Lien Term Loan (12.75% (LIBOR + 11.00% with 1.75% LIBOR floor), due 5/16/2018)(4)	160,000	160,000	160,000	6.3%
				160,000	160,000	6.3%

See notes to consolidated financial statements

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2013 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

			March 31, 2013 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Wind River Resources Corp. and Wind River II Corp.	Utah / Oil & Gas Production	Senior Secured Note (13.00% (LIBOR + 7.50% with 5.50% LIBOR floor) plus 3.00% default interest on principal, 16.00% default interest on past due interest, in non-accrual status effective 12/1/2008, past due)(4)	$ 15,000	$ 14,750	$ —	0.0%
		Net Profits Interest (5.00% payable on Equity distributions)(7)		—	—	0.0%
				14,750	—	0.0%
		Total Non-control/Non-affiliate Investments (Level 3 Investments)		3,030,743	2,990,557	117.3%

		Total Level 3 Portfolio Investments		3,794,993	3,707,607	145.1%

LEVEL 1 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Allied Defense Group, Inc.	Virginia / Aerospace & Defense	Common Stock (10,000 shares)	56	—	0.0%
			56	—	0.0%
Dover Saddlery, Inc.	Massachusetts / Retail	Common Stock (30,974 shares)	64	115	0.0%
			64	115	0.0%
		Total Non-control/Non-affiliate Investments (Level 1 Investments)	120	115	0.0%

		Total Portfolio Investments	3,795,113	3,707,722	145.1%

SHORT TERM INVESTMENTS: Money Market Funds (Level 2 Investments)

Fidelity Institutional Money Market Funds — Government Portfolio (Class I)			222,071	222,071	8.7%
Fidelity Institutional Money Market Funds — Government Portfolio (Class I) (3)			31,260	31,260	1.2%
Victory Government Money Market Funds			1	1	0.0%

		Total Money Market Funds	253,332	253,332	9.9%

		Total Investments	$ 4,048,445	$ 3,961,054	155.0%

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March  31, 2013 (Unaudited) and June 30, 2012 (Audited)
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2013 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

			June 30, 2012 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (25.00% or greater of voting control)

Energy Solutions Holdings, Inc.(8)	Texas / Gas Gathering and Processing	Senior Secured Note (18.00%, due 12/11/2016) (3)	$ 25,000	$ 25,000	$ 25,000	1.7%
		Junior Secured Note (18.00%, due 12/12/2016) (3)	12,000	12,000	12,000	0.8%
		Senior Secured Note to Vessel Holdings LLC (18.00%, due 12/12/2016)	3,500	3,500	3,500	0.2%
		Subordinated Secured Note to Freedom Marine Holdings, LLC (12.00% (LIBOR + 6.11% with 5.89% LIBOR floor) plus 4.00% PIK, in non-accrual status effective 10/1/2010, due 12/31/2011) (4)	13,352	12,504	5,603	0.4%
		Senior Secured Debt to Yatesville Coal Holdings, Inc. (Non-accrual status effective 1/1/2009, past due)	1,449	1,449	—	0.0%
		Escrow Receivable		—	9,825	0.6%
		Common Stock (100 shares)		8,792	70,940	4.7%
				63,245	126,868	8.4%
First Tower Holdings of Delaware, LLC (22), (29)	Mississippi / Consumer Finance	Senior Secured Revolving Credit Facility — $400,000 Commitment (20.00% (LIBOR + 18.50% with 1.50% LIBOR floor), due 6/30/2022) (25)	244,760	244,760	244,760	16.2%
		Common Stock (83,729,323 shares)		43,193	43,193	2.9%
		Net Revenue Interest (5% of Net Revenue & Distributions)		—	—	0.0%
				287,953	287,953	19.1%
Integrated Contract Services, Inc.(9)	North Carolina / Contracting	Secured Promissory Notes (15.00%, in non-accrual status effective 12/22/2010, due 3/21/2012 – 12/18/2013) (10)	2,581	2,580	—	0.0%
		Senior Demand Note (15.00%, in non-accrual status effective 11/1/2010, past due)(10)	1,170	1,170	—	0.0%
		Senior Secured Note (7.00% plus 7.00% PIK plus 6.00% default interest, in non-accrual status effective 10/9/2007, past due)	300	—	—	0.0%
		Junior Secured Note (7.00% plus 7.00% PIK plus 6.00% default interest, in non-accrual status effective 10/9/2007, past due)	11,520	11,520	—	0.0%
		Preferred Stock — Series A (10 shares)		—	—	0.0%
		Common Stock (49 shares)		679	—	0.0%
				15,949	—	0.0%
Manx Energy, Inc. (“Manx”)(12)	Kansas / Oil & Gas Production	Senior Secured Note (13.00%, in non-accrual status effective 1/19/2010, due 6/21/2013)	3,550	3,550	—	0.0%
		Preferred Stock (6,635 shares)		6,307	—	0.0%
		Common Stock (17,082 shares)		1,170	—	0.0%
				11,027	—	0.0%
NMMB Holdings, Inc. (24)	New York / Media	Senior Term Loan (14.00%, due 5/6/2016)	21,700	21,700	21,700	1.4%
		Senior Subordinated Term Loan (15.00%, due 5/6/2016)	2,800	2,800	2,800	0.2%
		Series A Preferred Stock (4,400 shares)		4,400	252	0.0%
				28,900	24,752	1.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2013 (Unaudited) and June 30, 2012 (Audited)
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
March 31, 2013 (Unaudited) and June 30, 2012 (Audited)
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
March 31, 2013 (Unaudited) and June 30, 2012 (Audited)
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
March 31, 2013 (Unaudited) and June 30, 2012 (Audited)
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
March 31, 2013 (Unaudited) and June 30, 2012 (Audited)

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
March 31, 2013 (Unaudited) and June 30, 2012 (Audited)
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
March 31, 2013 (Unaudited) and June 30, 2012 (Audited)
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2013 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

			June 30, 2012 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Skillsoft Public Limited Company (22)	Ireland / Software & Computer Services	Senior Unsecured (11.125%, due 6/1/2018)	$ 15,000	$ 14,918	$ 15,000	1.0%
				14,918	15,000	1.0%
Snacks Holding Corporation	Minnesota / Food Products	Senior Subordinated Unsecured Term Loan (12.00% plus 1.00% PIK, due 11/12/2017)	15,250	14,754	15,250	1.0%
		Series A Preferred Stock (4,021.45 shares)		56	42	0.0%
		Series B Preferred Stock (1,866.10 shares)		56	42	0.0%
		Warrant (to purchase 31,196.52 voting common shares, expires 11/12/2020)		479	357	0.0%
				15,345	15,691	1.0%
Southern Management Corporation (22), (30)	South Carolina / Consumer Finance	Second Lien Term Loan (12.00% plus 5.00% PIK due 5/31/2017)	17,568	17,568	17,568	1.2%
				17,568	17,568	1.2%
Sport Helmets Holdings, LLC(14)	New York / Personal & Nondurable Consumer Products	Escrow Receivable		—	406	0.0%
				—	406	0.0%
Springs Window Fashions, LLC	Wisconsin / Durable Consumer Products	Second Lien Term Loan (11.25% (LIBOR + 9.25% with 2.00% LIBOR floor), due 11/30/2017)(3), (4)	35,000	35,000	34,062	2.3%
				35,000	34,062	2.3%
ST Products, LLC	Pennsylvania/ Manufacturing	Senior Secured Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor), due 6/16/2016)(3), (4)	23,328	23,328	23,328	1.5%
				23,328	23,328	1.5%
Stauber Performance Ingredients, Inc. (4)	California / Food Products	Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 1/21/2016)(3)	22,058	22,058	22,058	1.5%
		Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 5/21/2017)	10,500	10,500	10,500	0.7%
				32,558	32,558	2.2%
Stryker Energy, LLC	Ohio / Oil & Gas Production	Subordinated Secured Revolving Credit Facility — $50,300 Commitment (8.50% (LIBOR + 7.00% with 1.50% LIBOR floor) plus 3.75% PIK, in non-accrual status effective 12/1/2011, due 12/1/2015) (4), (25)	33,444	32,711	—	0.0%
		Overriding Royalty Interests(18)		—	1,623	0.1%
				32,711	1,623	0.1%
Symphony CLO, IX Ltd. (22)	Cayman Islands / Diversified Financial Services	LP Certificates (Residual Interest)	45,500	42,864	43,612	2.9%
				42,864	43,612	2.9%
Targus Group International, Inc.(16)	California / Durable Consumer Products	First Lien Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 5/25/2016) (3), (4)	23,760	23,363	23,760	1.6%
				23,363	23,760	1.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2013 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

			June 30, 2012 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Totes Isotoner Corporation	Ohio / Nondurable Consumer Products	Second Lien Term Loan (10.75%, (LIBOR + 9.25% with 1.50% LIBOR floor) due 1/8/2018) (3), (4)	$ 39,000	$ 39,000	$ 38,531	2.5%
				39,000	38,531	2.5%
U.S. HealthWorks Holding Company, Inc.(16)	California / Healthcare	Second Lien Term Loan (10.50% (LIBOR + 9.00% with 1.50% LIBOR floor), due 6/15/2017) (3), (4)	25,000	25,000	25,000	1.7%
				25,000	25,000	1.7%
VanDeMark Chemicals, Inc.(3)	New York / Chemicals	Senior Secured Term Loan (12.20% (LIBOR + 10.20% with 2.0% LIBOR floor), due 12/31/2014)(4)	30,306	30,306	30,306	2.0%
				30,306	30,306	2.0%
Wind River Resources Corp. and Wind River II Corp.	Utah / Oil & Gas Production	Senior Secured Note (13.00% (LIBOR + 7.50% with 5.50% LIBOR floor) plus 3.00% default interest on principal, 16.00% default interest on past due interest, in non-accrual status effective 12/1/2008, past due)(4)	14,750	14,750	2,339	0.2%
		Net Profits Interest (5.00% payable on Equity distributions)(7)		—	—	0.0%
				14,750	2,339	0.2%
		Total Non-control/Non-affiliate Investments (Level 3 Investments)		1,536,950	1,483,487	98.1%

		Total Level 3 Portfolio Investments		2,099,194	2,094,092	138.5%

LEVEL 1 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Allied Defense Group, Inc.	Virginia / Aerospace & Defense	Common Stock (10,000 shares)		56	—	0.0%
				56	—	0.0%
Dover Saddlery, Inc.	Massachusetts / Retail	Common Stock (30,974 shares)		63	129	0.0%
				63	129	0.0%
		Total Non-control/Non-affiliate Investments (Level 1 Investments)		119	129	0.0%

		Total Portfolio Investments		2,099,313	2,094,221	138.5%

SHORT TERM INVESTMENTS: Money Market Funds (Level 2 Investments)

Fidelity Institutional Money Market Funds — Government Portfolio (Class I)				86,596	86,596	5.7%
Fidelity Institutional Money Market Funds — Government Portfolio (Class I) (3)				31,772	31,772	2.1%
Victory Government Money Market Funds				1	1	0.0%

		Total Money Market Funds		118,369	118,369	7.8%

		Total Investments		$ 2,217,682	$2,212,590	146.3%

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2013 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

Endnote Explanations for the Consolidated Schedule of Investments as of March 31, 2013 and June 30, 2012

(1)          The securities in which Prospect Capital Corporation (“we”, “us” or “our”) has invested were acquired in transactions that were exempt from registration under the Securities Act of 1933, as amended, or the “Securities Act.” These securities may be resold only in transactions that are exempt from registration under the Securities Act.

(2)          Fair value is determined by or under the direction of our Board of Directors. As of March 31, 2013 and June 30, 2012, two of our portfolio investments, Allied Defense Group, Inc. (“Allied”) and Dover Saddlery, Inc. (“Dover”) were publicly traded and classified as Level 1 within the valuation hierarchy established by Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”). As of March 31, 2013 and June 30, 2012, the fair value of our remaining portfolio investments was determined using significant unobservable inputs. ASC 820 classifies such inputs used to measure fair value as Level 3 within the valuation hierarchy. Our investments in money market funds are classified as Level 2. See Note 2 and Note 3 within the accompanying consolidated financial statements for further discussion.

(3)          Security, or a portion thereof, is held by Prospect Capital Funding LLC, a bankruptcy remote special purpose entity, and is pledged as collateral for the revolving credit facility and such security is not available as collateral to our general creditors (See Note 4). The market values of these investments at March 31, 2013 and June 30, 2012 were $711,204 and $783,384, respectively; they represent 18.0% and 35.4% of total investments at fair value, respectively. Prospect Capital Funding LLC (See Note 1), our wholly-owned subsidiary, holds an aggregate market value of $711,204 and $783,384 of these investments as of March 31, 2013 and June 30, 2012, respectively.

(4)          Security, or portion thereof, has a floating interest rate which may be subject to a LIBOR or PRIME floor. Stated interest rate was in effect at March 31, 2013 and June 30, 2012.

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

On October 21, 2009, Coalbed LLC foreclosed on the loan formerly made to Conquest. On January 19, 2010, as part of the Manx rollup, the Coalbed LLC assets and loan were assigned to Manx, the holding company. On June 30, 2012, Manx reassigned our investment in Coalbed to Wolf Energy Holdings, Inc. (“Wolf”), a newly-formed, separately owned holding company. Our Board of Directors set value at zero for the loan position in Coalbed LLC investment as of March 31, 2013 and June 30, 2012.

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

During the three months ended December 31, 2012, we determined that the impairment of Integrated Contract Services, Inc. (“ICS”) was other-than-temporary and recorded a realized loss of $12,198 for the amount that the amortized cost exceeded the fair market value. Our remaining investment in The Healing Staff (“THS”), an affiliate of ICS, was valued at zero as of March 31, 2013 and continues to provide staffing solutions for health care facilities and security staffing.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2013 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

Endnote Explanations for the Consolidated Schedule of Investments as of March 31, 2013 and June 30, 2012 (Continued)

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

(19)        On December 31, 2009, we sold our investment in Aylward Enterprises, LLC. AWCNC, LLC is the remaining holding company with zero assets. Our remaining outstanding debt after the sale was written off on December 31, 2009 and no value has been assigned to the equity position as of March 31, 2013 and June 30, 2012.

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

 PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2013 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

Endnote Explanations for the Consolidated Schedule of Investments as of March 31, 2013 and June 30, 2012 (Continued)

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

(24)        On May 6, 2011, we made a secured first-lien $24,250 debt investment to NMMB Acquisition, Inc., a $2,800 secured debt and $4,400 equity investment to NMMB Holdings, Inc. We own 100% of the Series A Preferred Stock in NMMB Holdings, Inc. NMMB Holdings, Inc. owns 100% of the Convertible Preferred in NMMB Acquisition, Inc. NMMB Acquisition, Inc. has a 5.8% dividend rate which is paid to NMMB Holdings, Inc. Our fully diluted ownership in NMMB Holdings, Inc. is 100% as of March 31, 2013 and June 30, 2012. Our fully diluted ownership in NMMB Acquisition, Inc. is 83.5% as of March 31, 2013 and June 30, 2012.

(25)        Undrawn committed revolvers incur commitment and unused fees ranging from 0.50% to 2.00%. As of March 31, 2013 and June 30, 2012, we have $200,539 and $180,646 of undrawn revolver commitments to our portfolio companies, respectively.

(26)        Stated interest rates are based on March 31, 2013 and June 30, 2012 one month Libor rates plus applicable spreads based on the respective credit agreements. Interest rates are subject to change based on actual elections by the borrower for a Libor rate contract or Base Rate contract when drawing on the revolver.

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

(31)        We own 2.8% (13,220 shares) of Mineral Fusion Natural, LLC, a subsidiary of Caleel + Hayden, common and preferred interest.

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

(33)        Our wholly-owned entity, CCPI Holdings Inc. owns 95.13% of CCPI Inc., the operating company.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
March 31, 2013 (Unaudited) and June 30, 2012 (Audited)
(in thousands, except share data)

Endnote Explanations for the Consolidated Schedule of Investments as of March 31, 2013 and June 30, 2012 (Continued)

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

(36)        Our wholly-owned entity, Nationwide Acceptance Holdings, LLC owns 93.8% of Nationwide Acceptance LLC, the operating company.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013
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

Reclassifications

Certain reclassifications have been made in the presentation of prior notes to consolidated financial statements to conform to the presentation as of and for the three and nine months ended March 31, 2013.

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

If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. For the calendar year ended December 31, 2012, we elected to retain a portion of our annual taxable income and have paid $4,500 for the excise tax due with the filing of the return. As of March 31, 2013, we have $1,000 accrued as an estimate of one quarter of the excise tax due for the calendar year ending December 31, 2013.

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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of March 31, 2013 and for the three and nine months then ended, we did not have a liability for any unrecognized tax expense. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

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

Deferred Costs

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

In October 2012, the FASB issued Accounting Standards Update 2012-04, Technical Corrections and Improvements (“ASU 2012-04”). The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The adoption of the amended guidance in ASU 2012-04 did not have a significant effect on our financial statements.

Note 3. Portfolio Investments

At March 31, 2013, we had invested in 120 long-term portfolio investments, which had an amortized cost of $3,795,113 and a fair value of $3,707,722 and at June 30, 2012, we had invested in 85 long-term portfolio investments, which had an amortized cost of $2,099,313 and a fair value of $2,094,221.

As of March 31, 2013, we own controlling interests in AIRMALL USA, Inc. (“Airmall”), Ajax Rolled Ring & Machine, Inc. (“Ajax”), APH Property Holdings, LLC (“APH”), AWCNC, LLC, Borga, Inc. (“Borga”), CCPI, Inc., Credit Central, Inc., Energy Solutions Holdings, Inc. (f/k/a Gas Solutions Holdings, Inc.) (“Energy Solutions”), First Tower Holdings of Delaware, LLC (“First Tower”), Manx Energy, Inc. (“Manx”), Nationwide Acceptance Holdings, LLC, NMMB Holdings, Inc., R-V Industries, Inc., The Healing Staff, Inc. (“THS”), Valley Electric Co. of Mount Vernon, Inc. and Wolf Energy Holdings, Inc. (“Wolf”). We also own an affiliated interest in BNN Holdings Corp. f/k/a Biotronic NeuroNetwork, Boxercraft Incorporated and Smart, LLC.

The composition of our investments and money market funds as of March 31, 2013 and June 30, 2012 at cost and fair value was as follows:

	March 31, 2013		June 30, 2012
	Cost	Fair Value	Cost	Fair Value
Revolving Line of Credit	$10,545	$9,930	$1,145	$868
Senior Secured Debt	1,944,699	1,878,542	1,146,454	1,088,019
Subordinated Secured Debt	916,981	876,859	536,900	480,147
Unsecured Debt	189,133	189,653	72,617	73,195
CLO Debt	27,562	29,844	27,258	27,717
CLO Residual Interest	571,668	582,939	214,559	218,009
Equity	134,525	139,955	100,380	206,266
Total Investments	3,795,113	3,707,722	2,099,313	2,094,221
Money Market Funds	253,332	253,332	118,369	118,369
Total Investments and Money Market Funds	$4,048,445	$3,961,054	$2,217,682	$2,212,590

The fair values of our investments and money market funds as of March 31, 2013 disaggregated into the three levels of the ASC 820 valuation hierarchy are as follows:

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Investments at fair value
Revolving Line of Credit	$—	$—	$9,930	$9,930
Senior Secured Debt	—	—	1,878,542	1,878,542
Subordinated Secured Debt	—	—	876,859	876,859
Unsecured Debt	—	—	189,653	189,653
CLO Debt	—	—	29,844	29,844
CLO Residual Interest	—	—	582,939	582,939
Equity	115	—	139,840	139,955
Total Investments	115	—	3,707,607	3,707,722
Money Market Funds	—	253,332	—	253,332
Total Investments and Money Market Funds	$115	$253,332	$3,707,607	$3,961,054

	Fair Value Hierarchy

	Level 1	Level 2	Level 3	Total

Investments at fair value
Control investments	$—	$—	$675,305	$675,305
Affiliate investments	—	—	41,745	41,745
Non-control/non-affiliate investments	115	—	2,990,557	2,990,672
	115	—	3,707,607	3,707,722
Investments in money market funds	—	253,332	—	253,332
Total investments reported at fair value	$115	$253,332	$3,707,607	$3,961,054

The fair values of our investments and money market funds as of June 30, 2012 disaggregated into the three levels of the ASC 820 valuation hierarchy are as follows:

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Investments at fair value
Revolving Line of Credit	$—	$—	$868	$868
Senior Secured Debt	—	—	1,088,019	1,088,019
Subordinated Secured Debt	—	—	480,147	480,147
Unsecured Debt	—	—	73,195	73,195
CLO Debt	—	—	27,717	27,717
CLO Residual Interest	—	—	218,009	218,009
Equity	129	—	206,137	206,266
Total Investments	129	—	2,094,092	2,094,221
Money Market Funds	—	118,369	—	118,369
Total Investments and Money Market Funds	$129	$118,369	$2,094,092	$2,212,590

	Fair Value Hierarchy

	Level 1	Level 2	Level 3	Total

Investments at fair value
Control investments	$—	$—	$564,489	$564,489
Affiliate investments	—	—	46,116	46,116
Non-control/non-affiliate investments	129	—	1,483,487	1,483,616
	129	—	2,094,092	2,094,221
Investments in money market funds	—	118,369	—	118,369
Total investments reported at fair value	$129	$118,369	$2,094,092	$2,212,590

The aggregate values of Level 3 portfolio investments changed during the nine months ended March 31, 2013 as follows:

	Fair Value Measurements Using Unobservable Inputs (Level 3)

	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total

Fair value as of June 30, 2012	$564,489	$46,116	$1,483,487	$2,094,092
Total realized loss (gain), net	(12,117)	—	(371)	(12,488)
Change in unrealized appreciation (depreciation)	(86,469)	(9,090)	13,275	(82,284)
Net realized and unrealized gain (loss)	(98,586)	(9,090)	12,904	(94,772)
Purchases of portfolio investments	241,018	30,000	2,026,413	2,297,431
Payment-in-kind interest	839	569	5,617	7,025
Amortization of discounts and premiums	—	677	12,947	13,624
Repayments and sales of portfolio investments	(32,455)	(26,527)	(550,811)	(609,793)
Transfers within Level 3	—	—	—	—
Transfers in (out) of Level 3	—	—	—	—
Fair value as of March 31, 2013	$675,305	$41,745	$2,990,557	$3,707,607

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Revolver	Senior Secured Debt	Subordinated Secured Debt	Unsecured Debt	CLO Debt	CLO Residual Interest	Equity	Total
Fair value as of June 30, 2012	$868	$1,093,019	$475,147	$73,195	$27,717	$218,009	$206,137	$2,094,092
Total realized loss (gain), net	-	20	(22,118)	-	-	-	9,610	(12,488)
Change in unrealized (depreciation) appreciation	(338)	(7,722)	16,626	(58)	1,825	7,824	(100,441)	(82,284)
Net realized and unrealized (loss) gain	(338)	(7,702)	(5,492)	(58)	1,825	7,824	(90,831)	(94,772)
Purchases of portfolio investments	12,200	1,191,796	591,875	114,000	-	347,278	40,282	2,297,431
Payment-in-kind interest	-	1,874	2,693	2,458	-	-	-	7,025
Amortization of discounts and premiums	-	1,451	1,985	58	302	9,828	-	13,624
Repayments and sales of portfolio investments	(2,800)	(401,896)	(189,349)	-	-	-	(15,748)	(609,793)
Transfers within Level 3	-	-	-	-	-	-	-	-
Transfers in (out) of Level 3	-	-	-	-	-	-	-	-
Fair value as of March 31, 2013	$9,930	$1,878,542	$876,859	$189,653	$29,844	$582,939	$139,840	$3,707,607

The aggregate values of Level 3 portfolio investments changed during the nine months ended March 31, 2012 as follows:

	Fair Value Measurements Using Unobservable Inputs (Level 3)

	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total

Fair value as of June 30, 2011	$310,072	$72,337	$1,080,421	$1,462,830
Total realized loss (gain), net	36,939	—	(13,227)	23,712
Change in unrealized appreciation (depreciation)	45,328	(7,529)	(29,315)	8,484
Net realized and unrealized gain (loss)	82,267	(7,529)	(42,542)	32,196
Purchases of portfolio investments	44,043	2,300	496,503	542,846
Payment-in-kind interest	219	407	3,873	4,499
Accretion of purchase discount	50	1,702	1,989	3,741
Repayments and sales of portfolio investments	(110,825)	(1,636)	(242,208)	(354,669)
Transfers within Level 3	(2,040)	—	2,040	—
Transfers in (out) of Level 3	—	—	—	—
Fair value as of March 31, 2012	$323,786	$67,581	$1,300,076	$1,691,443

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Revolver	Senior Secured Debt	Subordinated Secured Debt	Unsecured Debt	CLO Debt	CLO Residual Interest	Equity	Total
Fair value as of June 30, 2011	$7,278	$789,981	$448,675	$55,336	$-	$-	$161,560	$1,462,830
Total realized loss (gain), net	—	(221)	(14,606)	-	-	-	38,539	23,712
Change in unrealized (depreciation) appreciation	(113)	(22,146)	(15,145)	(162)	3,499	1,714	40,837	8,484
Net realized and unrealized (loss) gain	(113)	(22,367)	(29,751)	(162)	3,499	1,714	79,376	32,196
Purchases of portfolio investments	1,500	259,414	161,243	15,000	27,072	77,228	1,389	542,846
Payment-in-kind interest	—	219	3,632	648	-	-	-	4,499
Accretion of purchase discount	49	1,582	1,969	50	91	-	-	3,741
Repayments and sales of portfolio investments	(6,185)	(232,097)	(74,832)	-	-	-	(41,555)	(354,669)
Transfers within Level 3	—	-	-	-	-	-	-	-
Transfers in (out) of Level 3	—	-	-	-	-	-	-	-
Fair value as of March 31, 2012	$2,529	$796,732	$510,936	$70,872	$30,662	$78,942	$200,770	$1,691,443

For the nine months ended March 31, 2013 and 2012, the net change in unrealized appreciation on the investments that use Level 3 inputs was $84,296 and $40,889 for assets still held as of March 31, 2013 and 2012, respectively.

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of March 31, 2013 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Technique	Input	Range	Weighted Average
Senior	$1,888,472	Yield Analysis	Market Yield	5.9%-16.6%	10.5%
Subordinated Secured	876,859	Yield Analysis	Market Yield	7.4%-17.7%	11.6%
Unsecured	189,653	Yield Analysis	Market Yield	7.0%-15.7%	12.3%
CLO Debt	29,844	Discounted Cash Flow	Discount Rate	11.2%-18.9%	14.7%
CLO Residual Interest	582,939	Discounted Cash Flow	Discount Rate	10.0%-18.5%	14.3%
Equity	134,775	EV Market Multiple Analysis	EV Market Multiple Analysis	3.5x-9.0x	7.1x
Escrow	5,065	Discounted Cash Flow	Discount Rate	6.5%-7.0%	6.8%
Total	$3,707,607

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

During the nine months ended March 31, 2013, the valuation methodology for Airmall changed to incorporate the income method (discounted cash flow analysis) in addition to the market method (public comparable company analysis) used in previous quarters. Management adopted the income method to incorporate current financial projections in recognition of the time elapsed since the initial acquisition of the company in June 2010. As a result of this change and in recognition of recent company performance we increased the fair value of our investment in AIRMALL to $51,694 as of March 31, 2013, a premium of $374 from its amortized cost, compared to the $3,788 unrealized depreciation recorded at June 30, 2012.

During the nine months ended March 31, 2013, the valuation methodology for First Tower changed to incorporate the income method (discounted cash flow analysis) in addition to the market method (public comparable company analysis) used in previous quarters. Management adopted the income method in consideration of management forecasts not previously available. As a result of this change and in recognition of recent company performance and current market conditions we decreased the fair value of our investment in First Tower to $295,198 as of March 31, 2013, a discount of $12,755 to its amortized cost, compared to $287,953 as of June 30, 2012, equal to its amortized cost at that time.

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

On January 4, 2012, Energy Solutions sold its gas gathering and processing assets (‘‘Gas Solutions’’) for a sale price of $199,805, adjusted for the final working capital settlement, including a potential earnout of $28,000 that will be paid based on the future performance of Gas Solutions. After expenses, including structuring fees of $9,966 paid to us, Energy Solutions received approximately $158,687 in cash. Currently, a portion of our loans to Energy Solutions remain outstanding and are collateralized by the cash held by Energy Solutions after the sale transaction. The sale of Gas Solutions by Energy Solutions has resulted in significant earnings and profits, as defined by the Internal Revenue Code, at Energy Solutions for calendar year 2012. As a result, distributions from Energy Solutions to us were required to be recognized as dividend income, in accordance with ASC 946, Financial Services—Investment Companies, as cash distributions are received from Energy Solutions, to the extent there are current year earnings and profits sufficient to support such recognition. During the nine months ended March 31, 2013, Energy Solutions repaid $24,250 of senior secured debt. We received a $16,952 make-whole fee for early repayment of the outstanding loan, which was recorded as interest income during the nine months ended March 31, 2013. During the nine months ended March 31, 2013, we received distributions of $53,820 from Energy Solutions which were recorded as dividend income. We received no such distributions during the three months ended March 31, 2013. Energy Solutions continues to hold $23,576 of cash for future investment and repayment of debt.

At March 31, 2013 and June 30, 2012, nine loan investments were on non-accrual status: Borga, Freedom Marine, H&M Oil and Gas, LLC, THS, formerly a subsidiary of Integrated Contract Services, Inc. (“ICS”), Manx, Stryker Energy, LLC, Wind River Resources Corp. and Wind River II Corp., Wolf and Yatesville. The loan principal of these loans amounted to $163,018 and $171,149 as of March 31, 2013 and June 30, 2012, respectively. The fair value of these loans amounted to $51,053 and $43,641 as of March 31, 2013 and June 30, 2012, respectively. The fair values of these investments represent approximately 2.0% and 2.9% of our net assets as of March 31, 2013 and June 30, 2012, respectively. For the three months ended March 31, 2013 and March 31, 2012, the income foregone as a result of not accruing interest on non-accrual debt investments amounted to $6,390 and $6,366, respectively. For the nine months ended March 31, 2013 and March 31, 2012, the income foregone as a result of not accruing interest on non-accrual debt investments amounted to $20,146 and $18,363, respectively.

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

In December 2012, we determined that the impairment of ICS was other-than-temporary and recorded a realized loss of $12,198 for the amount that the amortized cost exceeded the fair market value. Our remaining investment in THS, an affiliate of ICS, was valued at zero as of March 31, 2013 and continues to provide staffing solutions for health care facilities and security staffing.

On March 28, 2013, we sold our investment in New Meatco Provisions, LLC for net proceeds of approximately $1,965, recognizing a realized loss of $10,814 on the sale.

The original cost basis of debt placements and equity securities acquired, including follow-on investments for existing portfolio companies, totaled $781,417 and $168,903 during the three months ended March 31, 2013 and March 31, 2012, respectively. These placements and acquisitions totaled $2,297,431 and $542,846 during the nine months ended March 31, 2013 and March 31, 2012, respectively. Debt repayments and sales of equity securities with a cost basis of $108,541 and $163,587 were received during the three months ended March 31, 2013 and March 31, 2012, respectively. These repayments and sales amounted to $610,083 and $330,957 during the nine months ended March 31, 2013 and March 31, 2012, respectively.

During the three and nine months ended March 31, 2013, we recognized $271 and $1,210 of interest income due to purchase discount accretion from the assets acquired from Patriot Capital Funding, Inc. (“Patriot”). Included in the $1,210 recorded during the nine months ended March 31, 2013 is $840 of normal accretion and $370 of accelerated accretion resulting from the repayment of Hudson.

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

As of March 31, 2013, $812 of purchase discount from the assets acquired from Patriot remains to be accreted as interest income, of which $271 is expected to be amortized during the three months ending June 30, 2013.

As of March 31, 2013, $2,504,674 of our loans bear interest at floating rates, $2,474,830 of which have Libor floors ranging from 1.25% to 6.00%.

Undrawn committed revolvers incur commitment and unused fees ranging from 0.50% to 2.00%. As of March 31, 2013 and June 30, 2012, we have $200,539 and $180,646 of undrawn revolver commitments to our portfolio companies, respectively.

Note 4. Revolving Credit Agreements

On June 11, 2010, we closed an extension and expansion of our existing credit facility with a syndicate of lenders through PCF (the “2010 Facility”). The 2010 Facility, which had $325,000 total commitments as of June 30, 2011, included an accordion feature which allowed the 2010 Facility to accept up to an aggregate total of $400,000 of commitments, a limit which was met on September 1, 2011. Interest on borrowings under the 2010 Facility was one-month Libor plus 325 basis points, subject to a minimum Libor floor of 100 basis points. Additionally, the lenders charged a fee on the unused portion of the 2010 Facility equal to either 75 basis points if at least half of the credit facility is used or 100 basis points otherwise.

On March 27, 2012, we renegotiated the 2010 Facility and closed on an expanded five-year $650,000 revolving credit facility (the “2012 Facility”). The lenders have extended commitments of $552,500 under the 2012 Facility as of March 31, 2013. The 2012 Facility includes an accordion feature which allows commitments to be increased up to $650,000 in the aggregate. The revolving period of the 2012 Facility extends through March 2015, with an additional two year amortization period (with distributions allowed) after the completion of the revolving period. During such two year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the two year amortization period, the remaining balance will become due, if required by the lenders.

The 2012 Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The 2012 Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the 2012 Facility. The 2012 Facility also requires the maintenance of a minimum liquidity requirement. At March 31, 2013, we were in compliance with the applicable covenants.

Interest on borrowings under the 2012 Facility is one-month Libor plus 275 basis points with no minimum Libor floor. Additionally, the lenders charge a fee on the unused portion of the 2012 Facility equal to either 50 basis points if at least half of the credit facility is drawn or 100 basis points otherwise. The 2012 Facility requires us to pledge assets as collateral in order to borrow under the credit facility. As of March 31, 2013 and June 30, 2012, we had $430,094 and $451,252, respectively, available to us for borrowing under our 2012 Facility, of which the amount outstanding was zero and $96,000, respectively. As additional investments that are eligible are transferred to PCF and pledged under the 2012 Facility, PCF will generate additional availability up to the commitment amount of $552,500. At March 31, 2013, the cash and investments used as collateral for the 2012 Facility had an aggregate market value of $718,974, which represents 28.1% of our net assets. These assets have been transferred to PCF, a bankruptcy remote special purpose entity, which owns these investments and as such, these investments are not available to our general creditors. PCF, a bankruptcy remote special purpose entity and our wholly-owned subsidiary, holds all of these investments at market value as of March 31, 2013. The release of any assets from PCF requires the approval of the facility agent.

In connection with the origination and amendments of the 2012 Facility, we incurred $10,955 of fees, including $1,319 of fees carried over from the previous facility, which are being amortized over the term of the facility in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $7,481 remains to be amortized as of March 31, 2013.

During the three months ended March 31, 2013 and March 31, 2012, we recorded $2,305 and $4,484 of interest costs and amortization of financing costs on the Syndicated Facility as interest expense, respectively. During the nine months ended March 31, 2013 and March 31, 2012, we recorded $6,700 and $2,706 of interest costs and amortization of financing costs on the Syndicated Facility as interest expense, respectively.

Note 5. Senior Convertible Notes

On December 21, 2010, we issued $150,000 in aggregate principal amount of our 6.25% senior convertible notes due 2015 (“2015 Notes”) for net proceeds (after deducting underwriting expenses) of approximately $145,200. Interest on the 2015 Notes is paid semi-annually in arrears on June 15 and December 15, at a rate of 6.25% per year, commencing June 15, 2011. The 2015 Notes mature on December 15, 2015 unless converted earlier. The 2015 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at March 31, 2013 of 88.0902 and 88.1429 shares, respectively, of common stock per $1 principal amount of 2015 Notes, which is equivalent to a conversion price of approximately $11.35 per share of common stock, subject to adjustment in certain circumstances. The conversion price in effect at March 31, 2013 was last calculated on the anniversary of the issuance (December 21, 2012) and will next be adjusted on the next anniversary, unless the exercise price shall have changed by more than 1% before the anniversary. The conversion rate for the 2015 Notes is increased when monthly cash dividends paid to common shares exceed the monthly dividend rate of $0.101125 per share, subject to adjustment.

On February 18, 2011, we issued $172,500 in aggregate principal amount of our 5.50% senior convertible notes due 2016 (“2016 Notes”) for net proceeds following underwriting expenses of approximately $167,325. Between January 30, 2012 and February 2, 2012, we repurchased $5,000 of our 2016 Notes at a price of 97.5, including commissions. The transactions resulted in our recognizing $10 of loss in the year ended June 30, 2012. Interest on the remaining $167,500 of 2016 Notes is paid semi-annually in arrears on February 15 and August 15, at a rate of 5.50% per year, commencing August 15, 2011. The 2016 Notes mature on August 15, 2016 unless converted earlier. The 2016 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at March 31, 2013 of 78.3699 and 78.5395 shares, respectively, of common stock per $1 principal amount of 2016 Notes, which is equivalent to a conversion price of approximately $12.76 and $12.73 per share of common stock, respectively, subject to adjustment in certain circumstances. The conversion price in effect at March 31, 2013 was last calculated on the anniversary of the issuance (February 14, 2012) and will next be adjusted on the next anniversary, unless the exercise price shall have changed by more than 1% before the anniversary. The conversion rate for the 2016 Notes is increased when monthly cash dividends paid to common shares exceed the monthly dividend rate of $0.101150 per share.

On April 16, 2012, we issued $130,000 in aggregate principal amount of our 5.375% senior convertible notes due 2017 (“2017 Notes”) for net proceeds following underwriting expenses of approximately $126,035. Interest on the 2017 Notes is paid semi-annually in arrears on October 15 and April 15, at a rate of 5.375% per year, commencing October 15, 2012. The 2017 Notes mature on October 15, 2017 unless converted earlier. The 2017 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at March 31, 2013 of 85.8442 shares of common stock per $1 principal amount of 2017 Notes, which is equivalent to a conversion price of approximately $11.65 per share of common stock, subject to adjustment in certain circumstances. The conversion price has been adjusted on the anniversary date of the issuance (April 16, 2012) and will next be adjusted on the next anniversary, unless the exercise price shall have changed by more than 1% before the anniversary. The conversation rate in effect at April 16, 2013 is 86.1156 shares of common stock per $1 principal amount of 2017 Notes which is equivalent to the conversion price of $11.61 per share of common stock. The conversion rate for the 2017 Notes is increased when monthly cash dividends paid to common shares exceed the monthly dividend rate of $0.10150 per share.

On August 14, 2012, we issued $200,000 in aggregate principal amount of our 5.75% senior convertible notes due 2018 (“2018 Notes”) for net proceeds following underwriting expenses of approximately $193,600. Interest on the 2018 Notes is paid semi-annually in arrears on March 15 and September 15, at a rate of 5.75% per year, commencing March 15, 2013. The 2018 Notes mature on March 15, 2018 unless converted earlier. The 2018 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at March 31, 2013 of 82.3451 shares of common stock per $1 principal amount of 2018 Notes, which is equivalent to a conversion price of approximately $12.14 per share of common stock, subject to adjustment in certain circumstances. The conversion price has not been adjusted since the issuance (August 14, 2012) and will next be adjusted on the first anniversary, unless the exercise price shall have changed by more than 1% before the anniversary. The conversion rate for the 2018 Notes is increased when monthly cash dividends paid to common shares exceed the monthly dividend rate of $0.10160 per share.

On December 21, 2012, we issued $200,000 in aggregate principal amount of 5.875% senior convertible notes due 2019 (the ‘‘2019 Notes’’) for net proceeds following underwriting and other expenses of approximately $193,600. Interest on the 2019 Notes is paid semi-annually in arrears on January 15 and July 15, at a rate of 5.875% per year, commencing July 15, 2013. The 2019 Notes mature on January 15, 2019 unless converted earlier. The 2019 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at March 31, 2013 of 79.7766 shares of common stock per $1 principal amount of 2019 Notes, which is equivalent to a conversion price of approximately $12.54 per share of common stock, subject to adjustment in certain circumstances. The conversion price has not been adjusted since the issuance (December 21 2012) and will next be adjusted on the first anniversary, unless the exercise price shall have changed by more than 1% before the anniversary. The conversion rate for the 2019 Notes is increased when monthly cash dividends paid to common shares exceed the monthly dividend rate of $0.110025 per share.

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

In connection with the issuance of the Senior Convertible Notes, we incurred $27,300 of fees which are being amortized over the terms of the notes in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $21,633 remains to be amortized and is included within deferred financing costs on the consolidated statements of assets and liabilities as of March 31, 2013.

During the three months ended March 31, 2013 and March 31, 2012, we recorded $13,299 and $5,133 of interest costs and amortization of financing costs on the Senior Convertible Notes as interest expense. During the nine months ended March 31, 2013 and March 31, 2012, we recorded $32,529 and $15,553 of interest costs and amortization of financing costs on the Senior Convertible Notes as interest expense.

Note 6. Senior Unsecured Notes

On May 1, 2012, we issued $100,000 in aggregate principal amount of 6.95% senior unsecured notes due 2022 for proceeds net of offering expenses of $97,000 (the “2022 Notes”). Interest on the 2022 Notes is paid quarterly in arrears on August 15, November 15, February 15 and May 15, at a rate of 6.95% per year, commencing on August 15, 2012. The 2022 Notes mature on November 15, 2022. These notes will be our direct unsecured obligations and rank equally with all of our unsecured senior indebtedness from time to time outstanding.

On March 15, 2013, we issued $250,000 in aggregate principal amount of 5.875% senior unsecured notes due 2023 (the “2023 Notes”) for net proceeds following underwriting and other expenses of approximately $245,885. Interest on the 2023 Notes is paid semi-annually. The 2023 Notes matured on March 15, 2023. These notes will be our direct unsecured obligations and rank equally with all of our unsecured senior indebtedness from time to time outstanding.

In connection with the issuance of the 2022 Notes and 2023 Notes (collectively the “Senior Unsecured Notes”), we incurred $7,487 of fees which are being amortized over the term of the notes in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $7,254 remains to be amortized and is included within deferred financing costs on the consolidated statements of assets and liabilities.

During the three and nine months ended March 31, 2013, we recorded $2,466 and $6,087 of interest costs and amortization of financing costs on the Senior Unsecured Notes as interest expense, respectively.

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

During the nine months ended March 31, 2103, we issued $178,763 in aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of approximately $174,260. These notes were issued with stated interest rates ranging from 4.00% to 6.63% with a weighted average rate of 5.70%. These notes mature between July 15, 2019 and March 15, 2043.

The bonds outstanding as of March 31, 2013 are:

Date of Issuance	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date

March 1, 2012- March 8, 2012	$5,465	6.90%-7.00%	6.97%	March 15, 2022
April 5, 2012- April 26, 2012	8,516	6.50%-6.85%	6.72%	April 15, 2022
June 14, 2012	2,657	6.95%	6.95%	June 15, 2022
June 28, 2012	4,000	6.55%	6.55%	June 15, 2019
July 6, 2012- July 26, 2012	20,928	6.20%-6.45%	6.31%	July 15, 2019
August 2, 2012- August 23, 2012	17,545	6.05%-6.15%	6.09%	August 15, 2019
September 7, 2012- September 27,2012	29,406	5.85%-6.00%	5.92%	September 15, 2019
October 4, 2012	7,172	5.70%	5.70%	October 19, 2019
November 23,2012- November 29,2012	13,754	5.00%-5.13%	5.09%	November 15, 2019
November 29, 2012	1,979	5.75%	5.75%	November 15, 2032
November 23,2012- November 29,2012	16,437	6.50%-6.63%	6.58%	November 15, 2042
December 6, 2012- December 28,2012	9,339	4.50%-4.86%	4.73%	December 15, 2019
December 6, 2012	1,127	5.63%	5.63%	December 15, 2032
December 13, 2012- December 28,2012	3,702	5.00%-5.13%	5.11%	December 15, 2030
December 6, 2012- December 28,2012	22,966	6.00%-6.38%	6.21%	December 15, 2042
January 4, 2013- January 31, 2013	4,427	4.00%-4.375%	4.15%	January 15, 2020
January 4, 2013- January 31, 2013	2,388	4.50%-4.875%	4.74%	January 15, 2031
January 4, 2013- January 31, 2013	9,338	5.50%-5.875%	5.63%	January 15, 2043
February 4, 2013- February 28, 2013	2,619	4.00%	4.00%	February 15, 2020
February 4, 2013- February 28, 2013	664	4.50%	4.50%	February 15, 2031
February 4, 2013- February 28, 2013	4,623	5.50%	5.50%	February 15, 2043
March 4, 2013- March 28, 2013	3,832	4.00%	4.00%	March 15, 2020
March 4, 2013- March 28, 2013	984	4.125%-4.5%	4.24%	March 15, 2031
March 4, 2013- March 28, 2013	4,308	5.50%	5.50%	March 15, 2043
March 14, 2013- March 28, 2013(1)	1,225	L+3.00%	3.27%	March 15, 2023
	$199,401

(1)       Rate as of March 31, 2013 was 3.00% plus the Libor spot rate at issuance.

In connection with the issuance of the Prospect Capital InterNotes®, we incurred $5,975 of fees which are being amortized over the term of the notes in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which

$5,784 remains to be amortized and is included within deferred financing costs on the consolidated statements of assets and liabilities.

During the three and nine months ended March 31, 2013, we recorded $2,784 and $5,462 of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense, respectively.

Note 8. Financial Instruments Disclosed, But Not Carried, At Fair Value

The fair values of our financial liabilities disclosed, but not carried, at fair value as of March 31, 2013 disaggregated into the three levels of the ASC 820 valuation hierarchy are as follows:

	Fair Value Hierarchy

	Level 1	Level 2	Level 3	Total

Credit facility payable(1)	$—	$—	$—	$—
Senior convertible notes(2)	—	894,120	—	894,120
Senior unsecured notes(2)	105,960	249,375	—	355,335
Prospect Capital InterNotes®(3)	—	215,191	—	215,191
Total	$105,960	$1,358,686	$—	$1,464,646

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

Note 9. Equity Offerings, Offering Expenses, and Distributions

We issued 97,916,280 and 13,500,000 shares of our common stock during the nine months ended March 31, 2013 and March 31, 2012, respectively. The proceeds raised, the related underwriting fees, the offering expenses and the prices at which these shares were issued are as follows:

Issuances of Common Stock	Number of Shares Issued	Gross Proceeds Raised	Underwriting Fees	Offering Expenses	Average Offering Price

During the nine months ended March 31, 2013:

July 2, 2012 – July 12, 2012(1)	2,247,275	$26,040	$260	$—	$11.59

July 16, 2012	21,000,000	$234,150	$2,100	$300	$11.15

July 27, 2012	3,150,000	$35,123	$315	$—	$11.15

September 13, 2012 – October 9, 2012(2)	8,010,357	$94,610	$946	$638	$11.81

November 7, 2012	35,000,000	$388,500	$4,550	$814	$11.10

December 13, 2012(3)	467,928	$5,021	$—	$—	$10.73

December 28, 2012(3)	897,906	$9,581	$—	$—	$10.67

December 31, 2012(3)	4,141,547	$44,650	$—	$—	$10.78

January 7, 2013 – February 5, 2013(4)	10,248,051	$115,315	$1,153	$—	$11.25

February 14, 2013 – March 28, 2013(5)	12,753,216	$142,953	$1,430	$56	$11.21

During the nine months ended March 31, 2013:

July 18, 2011	1,500,000	$15,225	$165	$137	$10.15

February 28, 2012	12,000,000	$131,400	$1,560	$360	$10.95

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

(4)  On December 21, 2013, we established a seventh at-the-market program through which we may sell, from time to time and at our sole discretion 17,500,000 shares of our common stock. Through this program we issued 10,248,051 shares of our common stock at an average price of $11.25 per share, raising $115,315 of gross proceeds, from January 7, 2013 – February 5, 2013.

(5)  On February 11, 2013, we established an eighth at-the-market program through which we may sell, from time to time and at our sole discretion 45,000,000 shares of our common stock. Through this program we issued 12,753,216 shares of our common stock at an average price of $11.21 per share, raising $142.953 of gross proceeds, from February 14, 2013 through March 28, 2013.

Our shareholders’ equity accounts at March 31, 2013 and June 30, 2012 reflect cumulative shares issued as of those respective dates. Our common stock has been issued through public offerings, through a registered direct offering, through the exercise of over-allotment options on the part of the underwriters, as payment for investments, and through our dividend reinvestment plan. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.

On August 24, 2011, our Board of Directors approved a share repurchase plan under which we may repurchase up to $100,000 of our common stock at prices below our net asset value. We have not made any purchases of our common stock during the period from August 24, 2011 to March 31, 2013 pursuant to this plan. Prior to any repurchase we are required to notify shareholders of our intention to purchase our common stock. This notice lasts for six months after notice is given. The last notice was more than six months ago, therefore notice would be necessary before such repurchase could be effected.

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

On October 29, 2012, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, as of March 31, 2013 we can issue up to $2,004,070 of additional debt and equity securities in the public market.

During the nine months ended March 31, 2013 and March 31, 2012, we issued 1,077,887 and 817,241 shares, respectively, of our common stock in connection with the dividend reinvestment plan.

At March 31, 2013, we have reserved 70,111,338 shares of our common stock for issuance upon conversion of the Senior Convertible Notes (See Note 5).

Note 10. Other Investment Income

Other investment income consists of structuring fees, overriding royalty interests, settlement of net profit interests, administrative agent fee, and other miscellaneous and sundry cash receipts. Income from such sources for the three and nine months ended March 31, 2013 and March 31, 2012 were as follows:

	For The Three Months Ended March 31,		For The Nine Months Ended March 31,
Income Source	2013	2012	2013	2012

Structuring, advisory and amendment fees	$9,630	$15,085	$34,470	$22,853
Overriding royalty interests	781	23	2,121	140
Administrative agent fee	89	92	241	210
Other Investment Income	$10,500	$15,200	$36,832	$23,203

Note 11. Net Increase in Net Assets per Common Share

The following information sets forth the computation of net increase in net assets resulting from operations per common share for the three and nine months ended March 31, 2013 and March 31, 2012, respectively.

	For The Three Months Ended March 31,		For The Nine Months Ended March 31,
	2013	2012	2013	2012
Net increase in net assets resulting from operations	$44,429	$50,209	$138,167	$154,601
Weighted average common shares outstanding	226,587,578	114,146,939	194,657,279	110,868,177
Net increase in net assets resulting from operations per common share	$0.20	$0.44	$0.71	$1.39

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

The total base management fees incurred to the favor of the Investment Adviser for the three months ended March 31, 2013 and March 31, 2012 were $18,966, and $8,949, respectively. The fees incurred for the nine months ended March 31, 2013 and March 31, 2012 were $48,500, and $25,985, respectively.

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

For the three months ended March 31, 2013 and March 31, 2012, income incentive fees of $14,896 and $14,518, respectively, were incurred. For the nine months ended March 31, 2013 and March 31, 2012, income incentive fees of $58,207 and $30,614, respectively, were incurred. No capital gains incentive fees were incurred for the three or nine months ended March 31, 2013 and March 31, 2012.

Administration Agreement

We have also entered into an Administration Agreement with Prospect Administration, LLC (“Prospect Administration”) under which Prospect Administration, among other things, provides (or arranges for the provision of) administrative services and facilities for us. For providing these services, we reimburse Prospect Administration for our allocable portion of overhead incurred by Prospect Administration in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of our chief compliance officer and chief financial officer and his staff. For the three months ended March 31, 2013 and 2012, the reimbursement was approximately $2,957 and $2,910, respectively. For the nine months ended March 31, 2013 and 2012, the reimbursement was approximately $7,280 and $5,143, respectively. Under this agreement, Prospect Administration furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Prospect Administration also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Prospect Administration assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, Prospect Administration also provides on our behalf legal and managerial assistance to those portfolio companies to which we are required to provide such assistance, for which the fees collected are used to reduce the costs reimbursed by us. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Prospect Administration is a wholly owned subsidiary of our Investment Adviser.

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

Managerial Assistance

As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. As of March 31, 2013 and June 30, 2012, $337 and $165 of managerial assistance fees remain on the consolidated statements of assets and liabilities as a payable to the Administrator.

Note 13. Litigation

From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of these matters as they arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any such material litigation as of March 31, 2013.

Note 14. Financial Highlights

	For The Three Months Ended		For The Nine Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Per Share Data(1):
Net asset value at beginning of period	$10.81	$10.69	$10.83	$10.36
Net investment income	0.26	0.51	1.20	1.10
Net realized (loss) gain	(0.03)	0.22	(0.06)	0.21
Net unrealized (depreciation) appreciation	(0.04)	(0.29)	(0.42)	0.08
Net increase in net assets as a result of public offerings	0.04	–	0.14	—
Dividends declared and paid	(0.33)	(0.31)	(0.98)	(0.93)
Net asset value at end of period	$10.71	$10.82	$10.71	$10.82

Per share market value at end of period	$10.91	$10.98	$10.91	$10.98
Total return based on market value(2)	3.40%	21.47%	4.14%	19.44%
Total return based on net asset value(2)	2.07%	4.02%	7.51%	14.85%
Shares outstanding at end of period	238,628,037	121,923,931	238,628,037	121,923,931
Average weighted shares outstanding for period	226,587,578	114,146,939	194,657,279	110,868,177

Ratio / Supplemental Data:
Net assets at end of period (in thousands)	$2,555,513	$1,318,806	$2,555,513	$1,318,806
Annualized ratio of operating expenses to average net assets	9.93%	12.06%	10.47%	10.55%
Annualized ratio of net operating income to average net assets	9.76%	18.65%	13.77%	13.49%

Note 14. Financial Highlights

	Year	Year	Year	Year	Year

	Ended	Ended	Ended	Ended	Ended
	June 30, 2012	June 30, 2011	June 30, 2010	June 30, 2009	June 30, 2008
Per Share Data(1):
Net asset value at beginning of period	$10.36	$10.30	$12.40	$14.55	$15.04
Costs related to the secondary public offering	–	–	–	–	(0.07)
Net investment income	1.63	1.10	1.13	1.87	1.91
Realized gain (loss)	0.32	0.19	(0.87)	(1.24)	(0.69)
Net unrealized (depreciation) appreciation	(0.28)	0.09	0.07	0.48	(0.05)
Net (decrease) increase in net assets as a result of public offering	0.04	(0.08)	(0.85)	(2.11)	–
Net increase in net assets as a result of shares issued for Patriot acquisition	–	–	0.12	–	–
Dividends to shareholders	(1.24)	(1.24)	(1.70)	(1.15)	(1.59)
Net asset value at end of period	$10.83	$10.36	$10.30	$12.40	$14.55

Per share market value at end of period	$11.39	$10.11	$9.65	$9.20	$13.18
Total return based on market value(2)	27.21%	17.22%	17.66%	(18.60%)	(15.90%)
Total return based on net asset value(2)	18.03%	12.54%	(6.82%)	(0.61%)	7.84%
Shares outstanding at end of period	139,633,870	107,606,690	69,086,862	42,943,084	29,520,379
Average weighted shares outstanding for period	114,394,554	85,978,757	59,429,222	31,559,905	23,626,642

Ratio / Supplemental Data:
Net assets at end of period	$1,511,974	$1,114,357	$711,424	$532,596	$429,623
Portfolio turnover rate	29.06%	27.63%	21.61%	4.99%	31.07%
Annualized ratio of operating expenses to average net assets	10.73%	8.47%	7.54%	9.03%	9.62%
Annualized ratio of net investment income to average net assets	14.92%	10.60%	10.69%	13.14%	12.66%

(1)	Financial highlights are based on weighted average shares.
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

Note 15. Selected Quarterly Financial Data (Unaudited)

	Investment Income		Net Investment Income		Net Realized and Unrealized Gains (Losses)		Net Increase (Decrease) in Net Assets from Operations

Quarter Ended	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)
September 30, 2010	35,212	0.47	20,995	0.28	4,585	0.06	25,580	0.34
December 31, 2010	33,300	0.40	19,080	0.23	12,861	0.16	31,940	0.38
March 31, 2011	44,573	0.51	23,956	0.27	9,803	0.11	33,759	0.38
June 30, 2011	56,391	0.58	30,190	0.31	(3,232)	(0.03)	26,959	0.28

September 30, 2011	55,342	0.51	27,877	0.26	12,023	0.11	39,900	0.37
December 31, 2011	67,263	0.61	36,508	0.33	27,984	0.26	64,492	0.59
March 31, 2012	95,623	0.84	58,072	0.51	(7,863)	(0.07)	50,209	0.44
June 30, 2012	102,682	0.82	64,227	0.52	(27,924)	(0.22)	36,303	0.29

September 30, 2012	123,636	0.76	74,027	0.46	(26,778)	(0.17)	47,249	0.29
December 31, 2012	166,035	0.85	99,216	0.51	(52,727)	(0.27)	46,489	0.24
March 31, 2013	120,195	0.53	59,585	0.26	(15,156)	(0.07)	44,429	0.20

(1)	Per share amounts are calculated using weighted average shares during period.

(2)	As adjusted for increase in earnings from Patriot.

Note 16. Subsequent Events

During the period from April 4, 2013 to May 2, 2013, we issued $64,216 in aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $62,586.

During the period from April 1, 2013 to May 3, 2013, we sold 4,477,037 shares of our common stock at an average price of $10.93 per share, and raised $48,944 of gross proceeds, under the ATM Program. Net proceeds were $48,586 after commissions to the broker-dealer on shares sold and offering costs.

On April 1, 2013, we refinanced our existing $38,472 senior secured loans to Ajax, increasing the size of our debt investment to $38,537.

On April 18, 2013, we issued 138,087 shares of our common stock in connection with the dividend reinvestment plan.

On April 19, 2013, we made an investment of $43,650 to purchase 97% of the subordinated notes in Mountain View CLO 2013-I Ltd.

On April 22, 2013, we provided $34,375 of senior secured financing to support the carve-out acquisition of Pegasus Financial Services (“PFS”) by investment funds managed by H.I.G. Capital. PFS is the world’s largest processor of commissions paid by hotels to travel agencies.

On April 25, 2013, we made an investment of $26,000 to purchase 50.9% of the subordinated notes in Brookside Mill CLO Ltd.

On April 30, 2013, we made a $21,247 follow-on investment in APH, to acquire Lofton Place Apartments and Vista at Palma Sola, residential properties located in Florida. We invested $3,247 of equity and $18,000 of debt in APH.

On April 30, 2013, we sold our investment in Fischbein, LLC for net proceeds of $3,168, recognizing a realized gain of $2,293 on the sale.  In addition, there is $310 being held in escrow which will be recognized as additional gain when and if received.

On May 6, 2013, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•                  $0.110125 per share for May 2013 to holders of record on May 31, 2013 with a payment date of June 20, 2013;

•                  $0.110150 per share for June 2013 to holders of record on June 28, 2013 with a payment date of July 18, 2013; and

•                  $0.110175 per share for July 2013 to holders of record on July 31, 2013 with a payment date of August 22, 2013; and

•                  $0.110200 per share for August 2013 to holders of record on August 30, 2013 with a payment date of September 19, 2013.

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

We seek to be a long-term investor with our portfolio companies. The aggregate value of our portfolio investments was $3,707,722 and $2,094,221 as of March 31, 2013 and June 30, 2012, respectively. During the nine months ended March 31, 2013, our net cost of investments increased by $1,695,800, or 80.8%, as a result of 56 new investments, 16 follow-on investments and six revolver advances of $2,263,854, accrued of payment-in-kind interest of $7,025, structuring fees of $33,578 and amortization of discounts and premiums of $13,624, while we received full repayment on seventeen investments, sold eight investments, impaired one investment, and received several partial prepayments, amortization payments and a revolver repayment, totaling $609,919.

Compared to the end of last fiscal year (ended June 30, 2012), net assets increased by $1,043,614, or 69.0% during the nine months ended March 31, 2013, from $1,511,974 to $2,555,588. This increase resulted from the issuance of new shares of our common stock (less offering costs) in the amount of $1,083,618, dividend reinvestments of $12,137, and $138,167 from operations. These increases, in turn, were offset by $190,308 in dividend distributions to our stockholders. The $138,167 increase in net assets resulting from operations is net of the following: net investment income of $232,828, net realized loss on investments of $12,362, and a decrease in net assets due to changes in net unrealized depreciation of investments of $82,299.

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

Third Quarter Highlights

Investment Transactions

On January 11, 2013, we provided $27,100 of debt financing to Correctional Healthcare Holding Company, Inc. (“CHC”), a national provider of correctional medical and behavioral healthcare solutions. The subordinated secured second lien loan bears interest in cash at 11.25% and has a final maturity of January 11, 2020.

On January 17, 2013, we made a $30,348 follow-on investment in APH Property Holdings, LLC (“APH”), to acquire 5100 Live Oaks Blvd, LLC, a multi-family residential property located in Tampa, Florida. We invested $2,748 of equity and $27,600 of debt in APH.

On January 24, 2013, we made an investment of $24,870 to purchase 56.14% of the subordinated notes in Cent 17 CLO Limited (“Cent 17 CLO”).

On January 24, 2013, we made an investment of $26,901 to purchase 50.12% of the subordinated notes in Octagon Investment Partners XV, Ltd (“Octagon”).

On January 29, 2013 we provided $8,000 of secured second lien financing to TGG Medical Transitory, Inc. (“TGG”), a developer of technologies for extracorporeal photopheresis treatments. The senior secured second-lien term loan bears interest in cash at the greater of 11.25% or Libor plus 10.0% and has a final maturity of June 27, 2018.

On January 31, 2013, we funded an acquisition of the subsidiaries of Nationwide Acceptance Holdings LLC (“Nationwide”), which operate a specialty finance business based in Chicago, Illinois, a $25,151 of combined debt and equity financing. The term loan bears interest in cash at the greater of 20.0% or Libor plus 18.5% and has a final maturity of January 31, 2023.

On February 5, 2013, we received a distribution of $3,250 related to our investment in NRG Manufacturing, Inc. (“NRG”), for which we realized a gain of the same amount. This is a partial release of the total amounts held in escrow with a remaining fair value of $3,568 as of March 31, 2013.

On February 5, 2013, we made a secured debt investment of $2,000 in Healogics, Inc. (“Healogics”), a provider of outpatient wound care management services located in Jacksonville, Florida. On the same day we fully exited the deal and realized a gain of $60 on this investment.

On February 13, 2013, we made an investment of $35,025 to purchase 50.34% of the subordinated notes in Galaxy XV CLO, Ltd (“Galaxy”).

On February 14, 2013, we made a $2,000 secured first-lien debt investment in J.G. Wentworth, LLC (“J.G. Wentworth”), the largest purchaser of structured settlement and annuity payments in the United States. The second lien term loan bears interest in cash at the greater of 9.0% or Libor plus 7.5% and has a final maturity of February 8, 2019.

On February 14, 2013, we provided $15,000 of senior secured financing to Speedy Group Holdings Corp. (“Speedy”), a leading provider of short-term loans and financial services in the United States, the United Kingdom and Canada. The unsecured subordinated term loan bears interest in cash at 12.0% and has a final maturity of November 15, 2017.

On February 15, 2013, we made a $6,000 secured second-lien debt investment in SESAC Holdco II LLC (“SESAC”), a performing rights organization based in Nashville, TN. The second lien term loan bears interest in cash at the greater of 10.0% or Libor plus 8.75% and has a final maturity of July 12, 2019.

On February 21, 2013, we provided $39,550 of senior secured first-lien financing to Healthcare Group (Puerto Rico), Inc. (“Atlantis”), a leading owner and operator of dialysis stations. The senior secured term loan bears interest in cash at the greater of 10.0% or Libor plus 8.0% and has a final maturity date of February 21, 2018.

On February 25, 2013, we made a $10,000 secured second lien loan and a $2,000 secured first-lien debt investment in Transaction Networks Services, Inc. (“TNS”), an international data communications company that provides networking, data communications and other value added services. On the same day we sold the $2,000 secured first lien debt instrument and realized a gain of $20 on this investment. The second lien term loan bears interest in cash at the greater of 9.0% or Libor plus 8.0% and has a final maturity of August 14, 2020.

On March 1, 2013, we made a $70,000 secured term loan investment in a subsidiary of Cinedigm DC Holdings, LLC (“Cinedigm”), the leading provider of digital cinema services, software and content marketing and distribution. The senior secured term loan bears interest in cash at the greater of 11.0% or Libor plus 9.0% and interest in kind of 2.5% and has a final maturity of March 31, 2021.

On March 6, 2013, we made a $5,000 follow-on investment in Rocket Software, Inc (“Rocket”). The senior secured second-lien term loan bears interest in cash at the greater of 10.25% or Libor plus 8.75% and has a final maturity of February 8, 2019.

On March 7, 2013, we made a secured second-lien follow-on investment of $60,000 in United Sporting Companies, Inc. (“USC”). The senior secured second-lien term loan bears interest in cash at the greater of 12.75% or Libor plus 11.0% and has a final maturity of May 16, 2018.

On March 8, 2013, we made an investment of $40,400 to purchase 78.60% of the subordinated notes in Halcyon Loan Advisors Funding 2013-I Ltd (“Halcyon”).

On March 12, 2013, we provided $12,000 of secured second-lien financing to ALG USA Holdings, LLC (“ALG”), a vertically integrated travel company that focuses on providing all-inclusive vacations in Mexico and the Caribbean to the U.S. customer. The senior secured second-lien term loan bears interest in cash at the greater of 10.25% or Libor plus 9.0% and has a final maturity of February 28, 2020.

On March 15, 2013, we made an investment of $44,063 to purchase 95.27% of the subordinated notes in Apidos CLO XII, Ltd (“Apidos XII”).

On March 18, 2013, we sold our $2,000 investment in J.G. Wentworth and realized a gain of $75 on this investment.

On March 18, 2013, we provided a $197,291 first-lien senior secured credit facility to support the refinancing of Capstone Logistics, LLC (“Capstone”), a logistics services portfolio company controlled by H.I.G. Capital (“H.I.G.”). After the financing, we received repayment of $30,705 of Term Loan A and $38,434 of Term Loan B previously outstanding. The Term Loan A note bears interest in cash at the greater of 6.5% or Libor plus 5.0% and has a final maturity of September 16, 2016. The Term Loan B note bears interest in cash at the greater of 11.5% or Libor plus 10.0% and has a final maturity of September 16, 2016.

On March 27, 2013, we provided $100,000 of senior secured debt financing to support the recapitalization of Broder Bros., Co. (“Broder”), a leading distributor of imprintable sportswear and accessories in the United States. The senior secured term loan bears interest in cash at the greater of 10.75% or Libor plus 9.0% and has a final maturity of June 27, 2018.

On March 28, 2013, we sold our investment in New Meatco Provisions, LLC (“Meatco”) for net proceeds of approximately $1,965, recognizing a realized loss of $10,814 on the sale.

On March 29, 2013, we received net proceeds of $1,251 for the partial sale of our equity investment in Caleel + Hayden, LLC (“C&H”), realizing a gain of $900 on the sale.

Equity Issuance

During the period from January 7, 2013 to February 5, 2013, we sold 10,248,051 shares of our common stock at an average price of $11.25 per share, and raised $115,315 of gross proceeds, under the ATM Program. Net proceeds were $114,162 after commission to the broker-dealer on shares sold and offering costs.

During the period from February 15, 2013 to March 28, 2013, we sold 12,753,216 shares of our common stock at an average price of $11.21 per share, and raised $142,953 of gross proceeds, under the ATM Program. Net proceeds were $141,523 after commission to the broker-dealer on shares sold and offering costs.

On January 23, 2013, February 20, 2013 and March 21, 2013, we issued shares of our common stock in connection with the dividend reinvestment plan of 160,182, 160,941 and 132,237, respectively.

Dividend

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

Debt Issuance

On March 4, 2013, we entered into a Second Amended and Restated Selling Agent Agreement which continued our issuance of Prospect Capital InterNotes® on substantially the same terms and provides for our issuance of floating rate notes in addition to fixed rate notes. During the period from January 4, 2013 to March 28, 2013, we issued approximately $34,408 in aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $33,359, as follows:

Date of Issuance	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date

January 4, 2013- January 31, 2013	$ 4,427	4.00%-4.375%	4.15%	January 15, 2020
January 4, 2013- January 31, 2013	2,388	4.50%-4.875%	4.74%	January 15, 2031
January 4, 2013- January 31, 2013	9,338	5.50%-5.875%	5.63%	January 15, 2043
February 4, 2013- February 28, 2013	2,619	4.00%	4.00%	February 15, 2020
February 4, 2013- February 28, 2013	664	4.50%	4.50%	February 15, 2031
February 4, 2013- February 28, 2013	4,623	5.50%	5.50%	February 15, 2043
March 4, 2013- March 28, 2013	3,832	4.00%	4.00%	March 15, 2020
March 4, 2013- March 28, 2013	984	4.125%-4.5%	4.24%	March 15, 2031
March 4, 2013- March 28, 2013	4,308	5.50%	5.50%	March 15, 2043
March 14, 2013- March 28, 2013(1)	1,225	L+3.00%	3.27%	March 15, 2023
	$ 34,408

(1)       Rate as of March 31, 2013 was 3.00% plus the Libor spot rate at issuance.

On March 15, 2013, we issued $250,000 in aggregate principal amount of 5.875% senior unsecured notes due 2023 (the “2023 Notes”) for net proceeds following underwriting and other expenses of approximately $243,525. Interest on the 2023 Notes is paid semi-annually. The 2023 Notes matured on March 15, 2023. (See Capitalization.)

Investment Holdings

As of March 31, 2013, we continue to pursue our diversified investment strategy. At March 31, 2013, approximately $3,707,722 or 145.1% of our net assets are invested in 120 long-term portfolio investments and CLOs and 9.9% of our net assets are invested in money market funds.

During the nine months ended March 31, 2013, we originated $2,297,432 of new investments. Our origination efforts are focused primarily on secured lending, to reduce the risk in the portfolio, investing primarily in first lien loans, and subordinated notes in CLOs, though we also continue to close selected junior debt and equity investments. In addition to targeting investments senior in corporate capital structures with our new originations, we have also increased our origination business mix of third party private equity sponsor owned companies, which tend to have more third party equity capital supporting our debt investments than non-sponsor transactions. Our annualized current yield was 13.9% as of June 30, 2012 and March 31, 2013 across all performing interest bearing investments. Monetization of equity positions that we hold is not included in this yield calculation. In many of our portfolio companies we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.

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

As of March 31, 2013, we own controlling interests in AIRMALL USA, Inc. (“AIRMALL”), Ajax Rolled Ring & Machine, Inc. (“Ajax”), APH, AWCNC, LLC, Borga, Inc., CCPI Holdings, Inc. (“CCPI”), Credit Central Holdings of Delaware, LLC (“Credit Central”), Energy Solutions Holdings, Inc. (f/k/a Gas Solutions Holdings, Inc.) (“Energy Solutions”), First Tower Delaware, Manx Energy, Inc. (“Manx”), Nationwide, NMMB Holdings, Inc. (“NMMB”), R-V Industries, Inc. (“R-V”), The Healing Staff, Inc. (“THS”), Valley Electric Co. of Mt. Vernon, Inc. (“Valley Electric”) and Wolf Energy Holdings, Inc. (“Wolf”). We also own an affiliated interest in BNN Holdings Corp., (f/k/a Biotronic NeuorNetwork) (“Biotronic”), Boxercraft Incorporated (“Boxercraft”) and Smart, LLC.

The following is a summary of our investment portfolio by level of control at March 31, 2013 and June 30, 2012, respectively:

	March 31, 2013				June 30, 2012

Level of Control	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio

Control	$715,301	18.8%	$675,305	18.2%	$518,015	24.7%	$564,489	27.0%
Affiliate	48,949	1.3%	41,745	1.1%	44,229	2.1%	46,116	2.2%
Non-control/Non-affiliate	3,030,863	79.9%	2,990,672	80.7%	1,537,069	73.2%	1,483,616	70.8%
Total Portfolio	$3,795,113	100.0%	$3,707,722	100.0%	$2,099,313	100.0%	$2,094,221	100.0%

The following is our investment portfolio presented by type of investment at March 31, 2013 and June 30, 2012, respectively:

	March 31, 2013				June 30, 2012

Type of Investment	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio

Revolving Line of Credit	$10,545	0.3%	$9,930	0.3%	$1,145	0.1%	$868	0.0%
Senior Secured Debt	1,944,699	51.2%	1,878,542	50.7%	1,146,454	54.6%	1,088,019	52.0%
Subordinated Secured Debt	916,981	24.2%	876,859	23.6%	536,900	25.6%	480,147	22.9%
Unsecured Debt	189,133	5.0%	189,653	5.1%	72,617	3.5%	73,195	3.5%
CLO Debt	27,562	0.7%	29,844	0.8%	27,258	1.3%	27,717	1.3%
CLO Residual Interest	571,668	15.0%	582,939	15.7%	214,559	10.2%	218,009	10.4%
Preferred Stock	21,291	0.6%	5,767	0.2%	31,323	1.5%	29,155	1.4%
Common Stock	109,872	2.9%	110,699	3.0%	61,459	2.9%	137,198	6.6%
Membership Interests	1,090	0.0%	3,144	0.1%	5,437	0.2%	13,844	0.7%
Overriding Royalty Interests	—	—%	1,539	0.0%	—	—%	1,623	0.1%
Net Profit Interests	—	—%	5,791	0.2%	—	—%	—	—%
Escrows Receivable	—	—%	5,065	0.1%	—	—%	17,686	0.8%
Warrants	2,272	0.1%	7,950	0.2%	2,161	0.1%	6,760	0.3%
Total Portfolio	$3,795,113	100.0%	$3,707,722	100.0%	$2,099,313	100.0%	$2,094,221	100.0%

The following is our investments in interest bearing securities presented by type of security at March 31, 2013 and June 30, 2012, respectively:

	March 31, 2013				June 30, 2012

Level of Control	Cost	Percent of Debt Securities	Fair Value	Percent of Debt Securities	Cost	Percent of Debt Securities	Fair Value	Percent of Debt Securities

First Lien	$1,955,244	53.4%	$1,888,472	52.9%	$1,147,599	57.4%	$1,088,887	57.6%
Second Lien	916,981	25.1%	876,859	24.7%	536,900	26.9%	480,147	25.4%
Unsecured	189,133	5.2%	189,653	5.3%	72,617	3.6%	73,195	3.9%
CLO Residual Interest	571,668	15.6%	582,939	16.3%	214,559	10.7%	218,009	11.6%
CLO Debt	27,562	0.7%	29,844	0.8%	27,258	1.4%	27,717	1.5%
Total Debt Securities	$3,660,588	100.0%	$3,567,767	100.0%	$1,998,933	100.0%	$1,887,955	100.0%

The following is our investment portfolio presented by geographic location of the investment at March 31, 2013 and June 30, 2012, respectively:

	March 31, 2013				June 30, 2012

Geographic Location	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio

Canada	$101,751	2.7%	$101,751	2.7%	$15,134	0.7%	$17,040	0.8%
Cayman Islands	599,230	15.8%	612,783	16.5%	241,817	11.5%	245,726	11.7%
Ireland	14,924	0.4%	15,000	0.4%	14,918	0.7%	15,000	0.7%
Midwest US	625,499	16.5%	579,633	15.6%	427,430	20.4%	377,139	18.0%
Northeast US	617,850	16.3%	630,254	17.0%	293,181	14.0%	313,437	15.0%
Puerto Rico	39,451	1.0%	39,451	1.1%	—	—%	—	— %
Southeast US	992,993	26.2%	956,160	25.8%	642,984	30.6%	634,945	30.4%
Southwest US	268,780	7.1%	255,317	6.9%	193,627	9.2%	234,433	11.2%
Western US	534,635	14.0%	517,373	14.0%	270,222	12.9%	256,501	12.2%
Total Portfolio	$3,795,113	100.0%	$3,707,722	100.0%	$2,099,313	100.0%	$2,094,221	100.0%

The following is our investment portfolio presented by industry sector of the investment at March 31, 2013 and June 30, 2012, respectively:

	March 31, 2013				June 30, 2012

Industry	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio

Aerospace and Defense	$56	0.0%	$—	— %	$56	0.0%	$—	— %
Automobile / Auto Finance	28,122	0.7%	27,676	0.7%	32,806	1.6%	32,478	1.6%
Biotechnology	—	— %	14	0.0%	—	— %	—	— %
Business Services	180,775	4.8%	180,849	4.9%	3,164	0.2%	3,288	0.2%
Chemicals	28,222	0.7%	28,222	0.8%	58,104	2.8%	58,104	2.8%
Commercial Services	252,295	6.6%	252,295	6.8%	80,418	3.8%	80,407	3.8%
Construction and Engineering	52,844	1.4%	52,844	1.4%	—	— %	—	— %
Consumer Finance	413,335	10.8%	401,208	10.9%	305,521	14.6%	305,521	14.6%
Consumer Services	258,439	6.8%	260,272	7.0%	146,335	7.0%	147,809	7.1%
Contracting	975	0.0%	—	— %	15,949	0.8%	—	— %
Diversified Financial Services	617,842	16.2%	631,395	17.0%	260,219	12.3%	264,128	12.6%
Diversified / Conglomerate Service	—	— %	—	— %	—	— %	35	0.0%
Diversified Telecommunication Services	9,852	0.3%	9,852	0.3%	—	— %	—	— %
Durable Consumer Products	360,794	9.5%	356,042	9.6%	153,327	7.3%	152,862	7.3%
Ecological	141	0.0%	306	0.0%	141	0.0%	240	0.0%
Electronics	—	— %	147	0.0%	—	— %	144	0.0%
Energy	68,333	1.8%	60,755	1.6%	63,245	3.0%	126,868	6.1%
Food Products	131,980	3.5%	132,868	3.6%	101,975	4.9%	96,146	4.5%
Healthcare	276,747	7.3%	275,022	7.5%	141,990	6.8%	143,561	6.9%
Hotel, Restaurant & Leisure	11,764	0.3%	11,764	0.3%	—	— %	—	— %
Insurance	—	— %	—	— %	83,461	4.0%	83,461	4.0%
Machinery	1,271	0.0%	3,839	0.1%	4,684	0.2%	6,485	0.3%
Manufacturing	139,457	3.7%	153,143	4.1%	95,191	4.5%	127,127	6.1%
Media	148,264	3.9%	138,595	3.7%	165,866	7.9%	161,843	7.7%
Metal Services and Minerals	42,079	1.1%	42,193	1.1%	—	— %	—	— %
Oil and Gas Equipment Services	—	— %	—	— %	7,188	0.3%	7,391	0.4%
Oil and Gas Production	150,743	4.0%	66,917	1.8%	130,928	6.2%	38,993	1.9%
Personal and Nondurable Consumer Products	39,000	1.0%	39,616	1.1%	39,351	1.8%	39,968	1.9%
Production Services	—	— %	—	— %	268	0.0%	2,040	0.1%
Property Management	51,320	1.4%	51,694	1.4%	51,770	2.5%	47,982	2.2%
Real Estate	47,768	1.3%	47,768	1.3%	—	— %	—	— %
Retail	17,225	0.5%	17,615	0.5%	63	0.0%	129	0.0%
Software & Computer Services	181,646	4.8%	182,831	4.9%	53,908	2.6%	54,711	2.6%
Specialty Minerals	38,500	1.2%	43,538	1.2%	37,732	1.8%	44,562	2.1%
Textiles, Apparel & Luxury Goods	100,000	2.6%	100,000	2.7%	—	— %	—	— %
Textiles and Leather	16,370	0.4%	8,868	0.2%	15,123	0.7%	17,161	0.8%
Transportation	128,954	3.4%	129,574	3.5%	50,530	2.4%	50,777	2.4%

Total Portfolio	$3,795,113	100.0%	$3,707,722	100.0%	$2,099,313	100.0%	$2,094,221	100.0%

Portfolio Investment Activity

During the nine months ended March 31, 2013, we acquired $2,048,399 of new investments, completed follow-on investments in existing portfolio companies, totaling approximately $236,833, funded $12,200 of revolver advances,  recorded PIK interest of $7,025 and amortization of discounts and premiums of $13,624, resulting in gross investment originations of $2,297,432. These investments are described briefly in the following:

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

On July 20, 2012, we provided $12,000 of senior secured financing to EIG Investors Corp (“EIG”), a provider of an array of online services such as web presence, domain hosting, e-commerce, e-mail and other related services to small- and medium-sized businesses. The second lien term loan bears interest in cash at the greater of 11.0% or Libor plus 9.5% and has a final maturity of  October 22, 2018.

On July 20, 2012, we provided $10,000 of senior secured financing to FPG, LLC, a supplier of branded consumer and commercial products sold to the retail, foodservice, and hospitality sectors. The note payable bears interest in cash at the greater of 12.0% or Libor plus 11.0% and has a final maturity of January 20, 2017.

On July 27, 2012, we provided $85,000 of subordinated financing to support the acquisition of substantially all the assets of Arctic Glacier Income Funds by funds affiliated with H.I.G. The new company, Arctic Glacier U.S.A., Inc., will continue to conduct business under the ‘‘Arctic Glacier’’ name and be a leading producer, marketer, and distributor of high-quality packaged ice to consumers in Canada and the United States. The unsecured subordinated term loan bears interest in cash at 12.0% and interest in kind of 3.0% and has a final maturity of July 27, 2019.

On August 2, 2012, we provided a $27,000 secured loan to support the acquisition of New Star Metals, Inc (“New Star”), a provider of specialized processing services to the steel industry, by funds managed by Insight Equity Management Company. The senior subordinated note bears interest in cash at greater of 11.5% or Libor plus 8.5% and interest in kind of 1.0% and has a final maturity of February 2, 2018.

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

On September 28, 2012, we made a secured second lien investment of $100,000 to support the recapitalization of USC, a national distributor of hunting, outdoor, marine and tackle products. The secured loan bears interest in cash at the greater of 12.75% or Libor plus 11.0% and has a final maturity of May 16, 2018.

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

On November 26, 2012 we made a secured second lien investment of $22,000 in The Petroleum Place, Inc., a provider of enterprise resource planning software focused on the oil & gas industry. The second lien note bears interest in cash at the greater of 10.0% or Libor plus 8.75% and has a final maturity of May 20, 2019.

On November 30, 2012 we made a secured second lien investment of $9,500 to support the recapitalization of R-V. The second lien note bears interest in cash at the greater of 12.0% or Libor plus 9.0% and has a final maturity of May 30, 2018. As part of the recapitalization, we received a dividend of $11,073 for our investment in R-V’s common stock.

On December 6, 2012, we made an investment of $38,291 to purchase 90% of the subordinated notes in Apidos CLO XI, LLC.

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

On December 14, 2012, we provided $10,000 of first-lien financing to support the recapitalization of Prince Mineral Holding Corp., a leading global specialty mineral processor and consolidator. The first lien note bears interest in cash at a fixed rate of 11.5% and has a final maturity of December 15, 2019.

On December 14, 2012, we made a $3,000 follow-on investment in Focus Brands, Inc. The second lien note bears interest in cash at the greater of 10.25% or Libor plus 9.0% and has a final maturity of August 21, 2018.

On December 17, 2012, we made a $39,800 first-lien investment in Coverall Health-Based Cleaning Systems, a leading franchiser of commercial cleaning businesses. The first lien note bears interest in cash at the greater of 11.5% or Libor plus 8.5% and has a final maturity of December 17, 2017.

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

On December 19, 2012, we provided $17,500 of senior secured second-lien financing to Grocery Outlet, Inc., to support the recapitalization of a retailer of food, beverages and general merchandise. The second lien note bears interest in cash at the greater of 10.5% or Libor plus 9.25% and has a final maturity of June 17, 2019.

On December 19, 2012, we provided $23,200 of senior secured second-lien financing to support the recapitalization of TB Corp., a Mexican restaurant chain. The second lien note bears interest in cash at a fixed rate of 12.0% and interest in kind of 1.5%, and has a final maturity of December 18, 2018.

On December 20, 2012, we made an additional follow-on senior secured debt investment of $19,500 to support the recapitalization of Progrexion. After the financing, we now hold $154,500 of senior secured debt of Progrexion. The first lien note bears interest in cash at the greater of 10.5% or Libor plus 8.5% and has a final maturity of September 14, 2017.

On December 21, 2012, we made a $10,000 senior secured second-lien follow-on investment in Seaton Corp. The second lien note bears interest in cash at the greater of 12.5% or Libor plus 9.0% and interest in kind of 2.0%, and has a final maturity of March 14, 2015.

On December 21, 2012, we made a $37,500 senior secured first-lien investment in Lasership, Inc., a leading provider of regional same day and next day distribution services for premier e-commerce and product supply businesses. The first lien note bears interest in cash at the greater of 10.25% or Libor plus 8.25% and has a final maturity of December 21, 2017.

On December 21, 2012, we made a $12,000 senior secured first-lien follow-on investment in FPG, LLC, a supplier of branded consumer and commercial products sold to the retail, foodservice, and hospitality sectors. The first lien note bears interest in cash at the greater of 12.0% or Libor plus 11.0% and has a final maturity of January 20, 2017.

On December 24, 2012, we made a follow-on secured debt investment of $5,000 in New Star. The second lien note bears interest in cash at the greater of 11.5% or Libor plus 8.5% and interest in kind of 1.0%, and has a final maturity of February 2, 2018.

On December 24, 2012, we made a $7,000 second-lien secured investment in Aderant North America, Inc., a leading provider of enterprise software solutions to professional services organizations. The first lien note bears interest in cash at the greater of 11.0% or PRIME plus 7.75% and has a final maturity of June 20, 2019.

On December 28, 2012, we made a $9,500 second-lien secured investment in APH, to acquire Abbington Pointe, Inc., a multi-family property in Marietta, Georgia. We invested $3,193 of equity and $6,400 of debt in APH. The second lien note bears interest in cash at the greater of 10.5% or Libor plus 8.50% and interest in kind of 2.0% and has a final maturity of October 24, 2020.

On December 28, 2012, we made a $5,000 second-lien secured investment in TransFirst Holdings, Inc., a payments processing firm that provides electronic credit card authorization to merchants located throughout the United States. The second lien note bears interest in cash at the greater of 11.0% or Libor plus 9.75% and has a final maturity of June 27, 2018.

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

On December 28, 2012, we made a $30,000 first-lien senior secured investment to support the recapitalization of Spartan Energy Services, LLC, a leading provider of thru tubing and flow control services to oil and gas companies. The first lien note bears interest in cash at the greater of 10.5% or Libor plus 9.0% and has a final maturity of December 28, 2017.

On December 31, 2012, we provided $32,000 senior secured loan to support the acquisition of System One Holdings, LLC, a leading provider of professional staffing services, by investment funds managed by MidOcean Partners. The first lien note bears interest in cash at the greater of 11.0% or Libor plus 9.5% and has a final maturity of December 31, 2018.

On December 31, 2012, we funded a recapitalization of Valley Electric with $52,098 of combined debt and equity financing. Through the recapitalization, we acquired a controlling interest in Valley Electric for $7,449 in cash and 4,141,547 unregistered shares of our common stock. The first lien note issued to Valley Electric bears interest in cash at the greater of 8.0% or Libor plus 5.0% and interest in kind of 2.5%, and  has a final maturity of December 31, 2017. The first lien note issued to Valley Electric Holdings bears interest in cash at the greater of 9.0% or Libor plus 6.0% and interest in kind of 9.0%, and has a final maturity of December 31, 2018.

On December 31, 2012, we provided $70,000 of secured second-lien debt financing for the acquisition of Thomson Reuters Property Tax Services by Ryan, LLC. The second lien note bears interest in cash at the greater of 12.0% or Libor plus 9.0% and interest in kind of 3.0%, and has a final maturity of June 30, 2018.

On January 11, 2013, we provided $27,100 of debt financing to CHC, a national provider of correctional medical and behavioral healthcare solutions. The subordinated secured second lien loan bears interest in cash at 11.25% and has a final maturity of January 11, 2020.

On January 17, 2013, we made a $30,348 follow-on investment in APH, to acquire 5100 Live Oaks Blvd, LLC, a multi-family residential property located in Tampa, Florida. We invested $2,748 of equity and $27,600 of debt in APH Property Holdings, LLC.

On January 24, 2013, we made an investment of $24,870 to purchase 56.14% of the subordinated notes in Cent 17 CLO.

On January 24, 2013, we made an investment of $26,901 to purchase 50.12% of the subordinated notes in Octagon.

On January 29, 2013 we provided $8,000 of secured second lien financing to TGG, a developer of technologies for extracorporeal photopheresis treatments. The senior secured second-lien term loan bears interest in cash at the greater of 11.25% or Libor plus 10.0% and has a final maturity of June 27, 2018.

On January 31, 2013, we funded an acquisition of the subsidiaries of Nationwide, which operate a specialty finance business based in Chicago, Illinois, a $25,151 of combined debt and equity financing. The term loan bears interest in cash at the greater of 20.0% or Libor plus 18.5% and has a final maturity of January 31, 2023.

On February 5, 2013, we received a distribution of $3,250 related to our investment in NRG, for which we realized a gain of the same amount. This is a partial release of the total amounts held in escrow with a remaining fair value of $3,568 as of March 31, 2013.

On February 5, 2013, we made a secured debt investment of $2,000 in Healogics, a provider of outpatient wound care management services located in Jacksonville, Florida. On the same day we fully exited the deal and realized a gain of $60 on this investment.

On February 13, 2013, we made an investment of $35,025 to purchase 50.34% of the subordinated notes in Galaxy.

On February 14, 2013, we made a $2,000 secured first-lien debt investment in J.G. Wentworth, the largest purchaser of structured settlement and annuity payments in the United States. The second lien term loan bears interest in cash at the greater of 9.0% or Libor plus 7.5% and has a final maturity of February 8, 2019.

On February 14, 2013, we provided $15,000 of senior secured financing to Speedy, a leading provider of short-term loans and financial services in the United States, the United Kingdom and Canada. The unsecured subordinated term loan bears interest in cash at 12.0% and has a final maturity of November 15, 2017.

On February 15, 2013, we made a $6,000 secured second-lien debt investment in SESAC, a performing rights organization based in Nashville, TN. The second lien term loan bears interest in cash at the greater of 10.0% or Libor plus 8.75% and has a final maturity of July 12, 2019.

On February 21, 2013, we provided $39,550 of senior secured first-lien financing to Atlantis, a leading owner and operator of dialysis stations. The senior secured term loan bears interest in cash at the greater of 10.0% or Libor plus 8.0% and has a final maturity date of February 21, 2018.

On February 25, 2013, we made a $10,000 secured second lien loan and a $2,000 secured first-lien debt investment in TNS, an international data communications company that provides networking, data communications and other value added services. On the same day we sold the $2,000 secured first lien debt instrument and realized a gain of $20 on this investment. The second lien term loan bears interest in cash at the greater of 9.0% or Libor plus 8.0% and has a final maturity of August 14, 2020.

On March 1, 2013, we made a $70,000 secured term loan investment in a subsidiary of Cinedigm, the leading provider of digital cinema services, software and content marketing and distribution. The senior secured term loan bears interest in cash at the greater of 11.0% or Libor plus 9.0% and interest in kind of 2.5% and has a final maturity of March 31, 2021.

On March 6, 2013, we made a $5,000 follow-on investment in Rocket. The senior secured second-lien term loan bears interest in cash at the greater of 10.25% or Libor plus 8.75% and has a final maturity of February 8, 2019.

On March 7, 2013, we made a secured second-lien follow-on investment of $60,000 in USC. The senior secured second-lien term loan bears interest in cash at the greater of 12.75% or Libor plus 11.0% and has a final maturity of May 16, 2018.

On March 8, 2013, we made an investment of $40,400 to purchase 78.60% of the subordinated notes in Halcyon.

On March 12, 2013, we provided $12,000 of secured second-lien financing to ALG, a vertically integrated travel company that focuses on providing all-inclusive vacations in Mexico and the Caribbean to the U.S. customer. The senior secured second-lien term loan bears interest in cash at the greater of 10.25% or Libor plus 9.0% and has a final maturity of February 28, 2020.

On March 15, 2013, we made an investment of $44,063 to purchase 95.27% of the subordinated notes in Apidos XII.

On March 18, 2013, we provided a $197,291 first-lien senior secured credit facility to support the refinancing of Capstone, a logistics services portfolio company controlled by H.I.G. After the financing, we received repayment of $30,705 of Term Loan A and $38,434 of Term Loan B previously outstanding. The Term Loan A note bears interest in cash at the greater of 6.5% or Libor plus 5.0% and has a final maturity of September 16, 2016. The Term Loan B note bears interest in cash at the greater of 11.5% or Libor plus 10.0% and has a final maturity of September 16, 2016.

On March 27, 2013, we provided $100,000 of senior secured debt financing to support the recapitalization of Broder, a leading distributor of imprintable sportswear and accessories in the United States. The senior secured term loan bears interest in cash at the greater of 10.75% or Libor plus 9.0% and has a final maturity of June 27, 2018.

During the nine months ended March 31, 2013, we completed a partial sale of one investment and closed-out seventeen positions which are briefly described below.

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

On October 16, 2012, Blue Coat Systems, Inc. repaid the $25,000 loan receivable to us.

On October 18, 2012, Hi-Tech Testing Services, Inc. and Wilson Inspection X-Ray Services, Inc. repaid the $7,200 loan receivable to us.

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

On November 8, 2012, Potters Holdings II, L.P. repaid the $15,000 loan receivable to us.

On November 15, 2012, Renaissance Learning, Inc. repaid the $6,000 loan receivable to us.

On December 3, 2012, VanDeMark Chemicals, Inc. repaid the $29,658 loan receivable to us.

On December 7, 2012, Hudson Products Holdings, Inc. (“Hudson”) repaid the $6,267 loan receivable to us.

On December 21, 2012, ST Products, LLC repaid the $23,162 loan receivable to us.

On December 21, 2012, SG Acquisition, Inc. repaid the $83,242 loan receivable to us.

On March 18, 2013, we sold our $2,000 investment in J.G. Wentworth and realized a gain of $75 on this investment.

On March 28, 2013, we sold our investment in Meatco for net proceeds of approximately $1,965, recognizing a realized loss of $10,814 on the sale.

On March 29, 2013, we received net proceeds of $1,251 for the partial sale of our equity investment in C&H, realizing a gain of $900 on the sale.

In addition to the repayments noted above, during the nine months ended March 31, 2013 we received principal amortization payments of $13,583 on several loans, and $51,078 of partial prepayments primarily related to Byrider Systems Acquisition Corp, Capstone, Cargo Airport Services USA, LLC, Energy Solutions, NMMB and Northwestern.

On January 4, 2012, Energy Solutions sold its gas gathering and processing assets (‘‘Gas Solutions’’) for a sale price of $199,805, adjusted for the final working capital settlement, including a potential earnout of $28,000 that will be paid based on the future performance of Gas Solutions. We do not know the timing, if any, related to this potential earnout and have valued the $28,000 at zero as of March 31, 2013. After expenses, including structuring fees of $9,966 paid to us, Energy Solutions received approximately $158,687 in cash. Currently, a portion of our loans to Energy Solutions remain outstanding and are collateralized by the cash held by Energy Solutions after the sale transaction. The sale of Gas Solutions by Energy Solutions resulted in significant earnings and profits, as defined by the Internal Revenue Code, at Energy Solutions for calendar year 2012. As a result, distributions from Energy Solutions to us were required to be recognized as dividend income, in accordance with ASC 946, Financial Services—Investment Companies, as cash distributions are received from Energy Solutions to the extent there are current year earnings and profits sufficient to support such recognition. During the nine months ended March 31, 2013, Energy Solutions repaid $24,250 of senior secured debt. We received a $16,952 make-whole fee for early repayment of the outstanding loan, which was recorded as interest income during the nine months ended March 31, 2013. During the nine months ended March 31, 2013, we received distributions of $53,820 from Energy Solutions which were recorded as dividend income. We received no such distributions during the three months ended March 31, 2013. Energy Solutions continues to hold $23,576 of cash for future investment and repayment of the remaining debt.

During the three and nine months ended March 31, 2013, we recognized $271 and $1,210 of interest income due to purchase discount accretion from the assets acquired from Patriot Capital Funding, Inc. (“Patriot”). Included in the $1,210 recorded during the nine months ended March 31, 2013 is $840 of normal accretion and $370 of accelerated accretion resulting from the repayment of Hudson.

As of March 31, 2013, $812 of purchase discount from the assets acquired from Patriot remains to be accreted as interest income, of which $271 is expected to be amortized during the three months ending June 30, 2013.

During the three and nine months ended March 31, 2012, we recognized $964 and $3,348 of interest income due to purchase discount accretion from the assets acquired from Patriot, respectively. Included in the $964 recorded during the three months ended March 31, 2012 is $726 of normal accretion and $238 of accelerated accretion resulting from the repayment of ROM Acquisition Corp (“ROM”). Included in the $3,348 recorded during the nine months ended March 31, 2012 is $2,417 of normal accretion and $931 of accelerated accretion resulting from the repayments of Mac & Massey Holdings LLC and ROM.

The following is a quarter-by-quarter summary of our investment activity:

Quarter-End	Acquisitions(1)	Dispositions(2)

March 31, 2013	$784,395	$102,527
December 31, 2012	772,125	349,269
September 30, 2012	747,937	158,123
June 30, 2012	573,314	146,292
March 31, 2012	170,073	188,399
December 31, 2011	154,697	120,206
September 30, 2011	222,575	46,055
June 30, 2011	312,301	71,738
March 31, 2011	359,152	78,571
December 31, 2010	140,933	67,405
September 30, 2010	140,951	68,148
June 30, 2010	88,973	39,883
March 31, 2010	59,311	26,603
December 31, 2009(3)	210,438	45,494
September 30, 2009	6,066	24,241
June 30, 2009	7,929	3,148
March 31, 2009	6,356	10,782
December 31, 2008	13,564	2,128
September 30, 2008	70,456	10,949
June 30, 2008	118,913	61,148
March 31, 2008	31,794	28,891
December 31, 2007	120,846	19,223
September 30, 2007	40,394	17,949
June 30, 2007	130,345	9,857
March 31, 2007	19,701	7,731
December 31, 2006	62,679	17,796
September 30, 2006	24,677	2,781
June 30, 2006	42,783	5,752
March 31, 2006	15,732	901
December 31, 2005	—	3,523
September 30, 2005	25,342	—
June 30, 2005	17,544	—
March 31, 2005	7,332	—
December 31, 2004	23,771	32,083
September 30, 2004	30,371	—
Since inception	$5,553,770	$1,767,596

(1)            Includes new deals, additional fundings, refinancings and PIK interest.

(2)            Includes scheduled principal payments, prepayments and refinancings.

(3)            The $210,438 of acquisitions for the quarter ended December 31, 2009 includes $207,126 of portfolio investments acquired from Patriot.

Investment Valuation

In determining the fair value of our portfolio investments at March 31, 2013 the Audit Committee considered valuations from the independent valuation firms and from management having an aggregate range of $3,616,948 to $3,908,509, excluding money market investments.

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

The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties, comparable multiples for recent sales of companies within the industry and discounted cash flow models for our investments in CLOs. The composite of all these analysis, applied to each investment, was a total valuation of $3,707,722, excluding money market investments.

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

As a result of improved operating results, the Board of Directors increased the fair value of our investment in AIRMALL to $51,694 as of March 31, 2013, a premium of $374 from its amortized cost, compared to the $3,788 unrealized depreciation recorded at June 30, 2012.

Ajax Rolled Ring & Machine, Inc.

Ajax forges large seamless steel rings on two forging mills in the company’s York, South Carolina facility. The rings are used in a range of industrial applications, including in construction equipment and power turbines. Ajax also provides machining and other ancillary services.

We acquired a controlling equity interest in Ajax in a recapitalization of Ajax that was closed on April 4, 2008. We funded $22,000 of senior secured term debt, $11,500 of subordinated term debt and $6,300 of equity as of that closing. During the fiscal year ended June 30, 2010, we funded an additional $3,530 of secured subordinated debt to refinance a third-party revolver provider and provide working capital. Ajax repaid $3,461 of this secured subordinated debt during the quarter ended September 30, 2010. During the quarter ended December 31, 2012, we funded an additional $3,600 of unsecured debt to refinance first-lien debt held by Wells Fargo. As of March 31, 2013, we control 78.01% of the fully-diluted common and preferred equity. The principal balance of our senior debt to Ajax was $19,837 and our subordinated debt was $18,635 as of March 31, 2013.

Due to soft operating results in the three months ended December 31, 2012, the Board of Directors decreased the fair value of our investment in Ajax to $38,472 as of March 31, 2013, a reduction of $6,057 from its amortized cost, compared to the $11,151 unrealized appreciation recorded at  June 30, 2012.

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

On January 4, 2012, Energy Solutions sold Gas Solutions for a sale price of $199,805, adjusted for the final working capital settlement, including a potential earnout of $28,000 that will be paid based on the future performance of Gas Solutions. After expenses, including structuring fees of $9,966 paid to us, Energy Solutions received approximately $158,687 in cash. Currently, our loans to Energy Solutions remain outstanding and are collateralized by the cash held by Energy Solutions after the sale transaction. The sale of Gas Solutions by Energy Solutions has resulted in significant earnings and profits, as defined by the Internal Revenue Code, at Energy Solutions for calendar year 2012. As a result, distributions from Energy Solutions to us were required to be recognized as dividend income, in accordance with ASC 946, Financial Services – Investment Companies, as cash distributions are received from Energy Solutions to the extent there are current year earnings and profits sufficient to support such recognition.

In determining the value of Energy Solutions, we have utilized two valuation techniques to determine the value of the investment. Our Board of Directors has determined the value to be $30,942 for our debt and equity positions at March 31, 2013 based upon a combination of a current value method for the cash balances of Energy Solutions and a liquidation analysis for our interests in CCEHI, CCEI, Freedom Marine and Yatesville. At March 31, 2013 and June 30, 2012, Energy Solutions, including the underlying portfolio companies affected by the reorganization, was valued at $7,578 below and $63,623 above its amortized cost, respectively. We received distributions of $53,820 from Energy Solutions that were recorded as dividend income during the nine months ended March 31, 2013. No such distributions were received during the three months ended March 31, 2013.

First Tower Holdings of Delaware LLC

First Tower is a multiline specialty finance company based in Flowood, Mississippi with over 150 branch offices.

On June 15, 2012, we acquired 80.1% of First Tower, LLC (“First Tower”) businesses for $110,200 in cash and 14,518,207 unregistered shares of our common stock. Based on our share price of $11.06 at the time of issuance, we acquired our 80.1% interest in First Tower for approximately $270,771. As consideration for our investment, First Tower Delaware, which is 100% owned by us, recorded a secured revolving credit facility to us of $244,760 and equity of $43,193. First Tower Delaware owns 80.1% of First Tower Holdings LLC, the holding company of First Tower. The assets of First Tower acquired include, among other things, the subsidiaries owned by First Tower, which hold finance receivables, leaseholds, and tangible property associated with First Tower’s businesses. During the three months ended June 30, 2012, we received $8,075 in structuring fee income. During the three months ended December 31, 2012, we funded an additional $20,000 of senior secured debt to support seasonally high demand during the holiday season. As of January 31, 2013, First Tower had total assets of approximately $632,681 including $401,673 of finance receivables net of unearned charges. As of March 31, 2013, First Tower’s total debt outstanding to parties senior to us was $264,760.

Due to a reduction in public market comparables for consumer finance industry, the Board of Directors decreased the fair value of our investment in First Tower to $295,158 as of March 31, 2013, a discount of $12,795 to its amortized cost, compared to $287,953 as of June 30, 2012, equal to its amortized cost at that time.

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

The Board of Directors decreased the fair value of our investment in Manx to zero as of March 31, 2013 and June 30, 2012, respectively, a reduction of $11,028 from its amortized cost.

The Healing Staff, Inc.

During the three months ended December 31, 2012, we determined that the impairment of Integrated Contract Services, Inc. (“ICS”) was other-than-temporary and recorded a realized loss of $12,198 for the amount that the amortized cost exceeded the fair market value. Our remaining investments are in THS and Vets Securing America (“VSA”), wholly owned subsidiaries of ICS with ongoing operations. THS provides outsourced medical staffing services to governmental and commercial enterprises. VSA provides out-sourced security guards staffed primarily using retired military and police department veterans.

During September and October 2007, we provided $1,170 to THS for working capital through our investment in ICS. In January 2009, we foreclosed on the real and personal property of ICS. Through this foreclosure process, we gained 100% ownership of THS. As part of its strategy to diversify its revenues THS started VSA as a new business in the latter part of 2009. During the year ended June 30, 2011 and the six months ended December 31, 2011, we made follow-on secured debt investments of $1,708 and $874, respectively, to support the ongoing operations of THS and VSA. Effective October 19, 2011, the closing date fo the sale by VSA of a commercial real estate asset, $893 of the follow-on secured debt investments were repaid. In early May 2012, we made short-term secured debt investments of $118 and $42, respectively, to support the operations of THS and VSA, which short term debt was repaid in early June 2012. We made no additional fundings during the six months ended June 30, 2012. In May 2012, in connection with the implementation of accounts receivable based funding programs for THS and VSA with a third party provider we agreed to subordinate our first priority security interest in all of the accounts receivable and other assets of THS and VSA to the third party provider of that accounts receivable based funding.

Based upon an analysis of the liquidation value of assets, our Board of Directors determined the fair value of our investment in THS and VSA to be zero at March 31, 2013 and June 30, 2012, respectively, a reduction of $3,750 from its amortized cost.

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

Based on an increase in the liquidation value of Wolf, the Board of Directors increased the fair value of our investment in Wolf to $811 as of March 31, 2013, a reduction of $7,230 from its amortized cost, compared to the $7,991 unrealized depreciation recorded at June 30, 2012.

Equity positions in the portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results. Two of our portfolio companies, Ajax and First Tower Delaware, experienced such volatility and experienced meaningful fluctuations in valuation during the nine months ended March 31, 2013. The valuation of Ajax decreased due to declining operating results. The value of our equity position in Ajax decreased to zero as of March 31, 2013, a discount of $6,057 to its cost, compared to the $11,151 unrealized gain recorded at June 30, 2012. The valuation of First Tower Delaware decreased due to change in current market conditions. The value of our equity position in First Tower decreased to $30,398 as of March 31, 2013, a discount of $12,795 to its cost, compared to the value of $43,193 recorded at June 30, 2012, equal to its cost. Seven of the other controlled investments have been valued at discounts to the original investment. Eight of the control investments are valued at the original investment amounts or higher. Overall, at March 31, 2013, the control investments are valued at $39,996 below their amortized cost.

We hold three affiliate investments at March 31, 2013. One of our affiliate portfolio companies, Boxercraft, experienced a meaningful decrease in valuation during the nine months ended March 31, 2013 due to declining operating results. As of March 31, 2013, Boxercraft is valued at $8,868 as of March 31, 2013, a reduction of $7,502 to its amortized cost. Overall, at March 31, 2013, affiliate investments are valued $7,204 below their amortized cost.

With the Non-control/Non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is limited on the high side to each loan’s par value, plus any prepayment premia that could be imposed. Many of the debt investments in this category have not experienced a significant change in value, as they were previously valued at or near par value. Non-control/Non-affiliate investments did not experience significant changes in valuation and are generally performing as expected or better than expected. As of March 31, 2013 and June 30, 2012, three of our Non-control/Non-affiliate investments, H&M Oil & Gas, LLC (“H&M”), Stryker Energy, LLC (“Stryker”) and Wind River Resources Corp. and Wind River II Corp. (“Wind River”), are valued at a significant discount to amortized cost, due to significant decreases in the operating results of the operating companies. Overall, at March 31, 2013, other Non-control/Non-affiliate investments are valued at $25,382 above their amortized cost, excluding our investments in H&M, Stryker and Wind River, as the remaining companies are generally performing as or better than expected.

Capitalization

Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt currently consists of a revolving credit facility availing us of the ability to borrow debt subject to borrowing base determinations and Senior Convertible Notes which we issued in December 2010, February 2011, April 2012, August 2012 and December 2012, Senior Unsecured Notes, and Prospect Capital InterNotes®, which we may issue from time to time, and our equity capital, which is comprised entirely of common equity. The following table shows the Revolving Credit Facility, Senior Convertible Notes, Senior Unsecured Notes and InterNotes® amounts and outstanding borrowings at March 31, 2013 and June 30, 2012:

	As of March 31, 2013		As of June 30, 2012
	Maximum Draw Amount	Amount Outstanding	Maximum Draw Amount	Amount Outstanding
Revolving Credit Facility	$552,500	$—	$492,500	$96,000
Senior Convertible Notes	$847,500	$847,500	$447,500	$447,500
Senior Unsecured Notes	$347,682	$347,682	$100,000	$100,000
InterNotes®	$199,401	$199,401	$20,638	$20,638

The following table shows the contractual maturity of our Revolving Credit Facility, Senior Convertible Notes, Senior Unsecured Notes and InterNotes® at March 31, 2013:

	Payments Due by Period
	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$—	$—	$—	$—	$—
Senior Convertible Notes	847,500	—	150,000	297,500	400,000
Senior Unsecured Notes	347,682	—	—	—	347,682
InterNotes®	199,401	—	—	—	199,401
Total contractual obligations	$1,394,583	$—	$150,000	$297,500	$947,083

We have and expect to continue to fund a portion of our cash needs through borrowings from banks, issuances of senior securities, including secured, unsecured and convertible debt securities, or issuances of common equity. For flexibility, we maintain a universal shelf registration statement that allows for the public offering and sale of our debt securities, common stock, preferred stock and warrants to purchase such securities in an amount up to $3,000,000 less issuances to date. As of March 31, 2013 we can issue up to $2,004,070 of additional debt and equity securities in the public market under this shelf registration. We may from time to time issue securities pursuant to the shelf registration statement or otherwise pursuant to private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.

Revolving Credit Facility

On June 11, 2010, we closed an extension and expansion of our existing credit facility with a syndicate of lenders through PCF (the “2010 Facility”). The 2010 Facility, which had $325,000 total commitments as of June 30, 2011, included an accordion feature which allowed the 2010 Facility to accept up to an aggregate total of $400,000 of commitments, a limit which was met on September 1, 2011. Interest on borrowings under the 2010 Facility was one-month Libor plus 325 basis points, subject to a minimum Libor floor of 100 basis points. Additionally, the lenders charged a fee on the unused portion of the 2010 Facility equal to either 75 basis points if at least half of the credit facility is used or 100 basis points otherwise.

On March 27, 2012, we renegotiated the 2010 Facility and closed on an expanded five-year $650,000 revolving credit facility (the “2012 Facility”). The lenders have extended commitments of $552,500 under the 2012 Facility as of March 31, 2013. The 2012 Facility includes an accordion feature which allows commitments to be increased up to $650,000 in the aggregate. The revolving period of the 2012 Facility extends through March 2015, with an additional two year amortization period (with distributions allowed) after the completion of the revolving period. During such two year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the two year amortization period, the remaining balance will become due, if required by the lenders.

The 2012 Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The 2012 Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the 2012 Facility. The 2012 Facility also requires the maintenance of a minimum liquidity requirement. At March 31, 2013, we were in compliance with the applicable covenants.

Interest on borrowings under the 2012 Facility is one-month Libor plus 275 basis points with no minimum Libor floor. Additionally, the lenders charge a fee on the unused portion of the 2012 Facility equal to either 50 basis points if at least half of the credit facility is drawn or 100 basis points otherwise. The 2012 Facility requires us to pledge assets as collateral in order to borrow under the credit facility. As of March 31, 2013 and June 30, 2012, we had $430,094 and $451,252, respectively, available to us for borrowing under our 2012 Facility, of which the amount outstanding was zero and $96,000, respectively. As additional investments that are eligible are transferred to PCF and pledged under the 2012 Facility, PCF will generate additional availability up to the commitment amount of $552,500. At March 31, 2013, the investments used as collateral for the 2012 Facility had an aggregate market value of $718,974, which represents 28.1% of our net assets. These assets have been transferred to PCF, a bankruptcy remote special purpose entity, which owns these investments and as such, these investments are not available to our general creditors. PCF, a bankruptcy remote special purpose entity and our wholly-owned subsidiary, holds all of these investments at market value as of March 31, 2013. The release of any assets from PCF requires the approval of the facility agent.

In connection with the origination and amendments of the 2012 Facility, we incurred $10,955 of fees, including $1,319 of fees carried over from the previous facility, which are being amortized over the term of the facility in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $7,481 remains to be amortized as of March 31, 2013.

During the three months ended March 31, 2013 and March 31, 2012, we recorded $2,305 and $4,484 of interest costs and amortization of financing costs on the Syndicated Facility as interest expense, respectively. During the nine months ended March 31, 2013 and March 31, 2012, we recorded $6,700 and $2,706 of interest costs and amortization of financing costs on the Syndicated Facility as interest expense, respectively.

Senior Convertible Notes

On December 21, 2010, we issued $150,000 in aggregate principal amount of our 6.25% senior convertible notes due 2015 (“2015 Notes”) for net proceeds following underwriting expenses of approximately $145,200. Interest on the 2015 Notes is paid semi-annually in arrears on June 15 and December 15, at a rate of 6.25% per year, commencing June 15, 2011. The 2015 Notes mature on December 15, 2015 unless converted earlier. The 2015 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at March 31, 2013 of 88.0902 and 88.1429 shares of common stock, respectively, per $1 principal amount of 2015 Notes, which is equivalent to a conversion price of approximately $11.35 per share of common stock, subject to adjustment in certain circumstances. The conversion price in effect at March 31, 2013 was last calculated on the anniversary of the issuance (December 21, 2012) and will next be adjusted on the next anniversary, unless the exercise price shall have changed by more than 1% before the anniversary. The conversion rate for the 2015 Notes is increased if monthly cash dividends paid to common shares exceed the rate of $0.101125 cents per share, subject to adjustment.

On February 18, 2011, we issued $172,500 in aggregate principal amount of our 5.50% senior convertible notes due 2016 (“2016 Notes”) for net proceeds following underwriting expenses of approximately $167,325. Between January 30, 2012 and February 2, 2012, we repurchased $5,000 of our 2016 Notes at a price of 97.5, including commissions. The transactions resulted in our recognizing $10 of loss in the year ended June 30, 2012. Interest on the remaining $167,500 of 2016 Notes is paid semi-annually in arrears on February 15 and August 15, at a rate of 5.50% per year, commencing August 15, 2011. The 2016 Notes mature on August 15, 2016 unless converted earlier. The 2016 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at March 31, 2013 of 78.3699 and 78.5395 shares, respectively, of common stock per $1 principal amount of 2016 Notes, which is equivalent to a conversion price of approximately $12.76 per share of common stock, subject to adjustment in certain circumstances. The conversion price in effect at March 31, 2013 was last calculated on the anniversary of the issuance   (February 14, 2012) and will next be adjusted on the next anniversary, unless the exercise price shall have changed by more than 1% before the anniversary. The conversion rate for the 2016 Notes is increased when monthly cash dividends paid to common shares exceed the monthly dividend rate of $0.101150 per share.

On April 16, 2012, we issued $130,000 in aggregate principal amount of our 5.375% senior convertible notes due 2017 (“2017 Notes”) for net proceeds following underwriting expenses of approximately $126,035. Interest on the 2017 Notes is paid semi-annually in arrears on October 15 and April 15, at a rate of 5.375% per year, commencing October 15, 2012. The 2017 Notes mature on October 15, 2017 unless converted earlier. The 2017 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at March 31, 2013 of 85.8442 shares of common stock per $1 principal amount of 2017 Notes, which is equivalent to a conversion price of approximately $11.65 per share of common stock, subject to adjustment in certain circumstances. The conversion price has been adjusted on the anniversary date of the issuance (April 16, 2012) and will next be adjusted on the next anniversary, unless the exercise price shall have changed by more than 1% before the anniversary. The conversation rate in effect at April 16, 2013 is 86.1156 shares of common stock per $1 principal amount of 2017 Notes which is equivalent to the conversion price of $11.61 per share of common stock. The conversion rate for the 2017 Notes is increased when monthly cash dividends paid to common shares exceed the monthly dividend rate of $0.10150 per share.

On August 14, 2012, we issued $200,000 in aggregate principal amount of our 5.75% senior convertible notes due 2018 (“2018 Notes”) for net proceeds following underwriting expenses of approximately $193,600. Interest on the 2018 Notes is paid semi-annually in arrears on March 15 and September 15, at a rate of 5.75% per year, commencing March 15, 2013. The 2018 Notes mature on March 15, 2018 unless converted earlier. The 2018 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at March 31, 2013 of 82.3451 shares of common stock per $1 principal amount of 2018 Notes, which is equivalent to a conversion price of approximately $12.14 per share of common stock, subject to adjustment in certain circumstances. The conversion price has not been adjusted since the issuance (August 14, 2012) and will next be adjusted on the first anniversary, unless the exercise price shall have changed by more than 1% before the anniversary. The conversion rate for the 2018 Notes is increased when monthly cash dividends paid to common shares exceed the monthly dividend rate of $0.101600 per share.

On December 21, 2012, we issued $200,000 in aggregate principal amount of 5.875% senior convertible notes due 2019 (the ‘‘2019 Notes’’) for net proceeds following underwriting and other expenses of approximately $193,600. Interest on the 2019 Notes is paid semi-annually in arrears on January 15 and July 15, at a rate of 5.875% per year, commencing July 15, 2013. The 2019 Notes mature on January 15, 2019 unless converted earlier. The 2019 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at March 31, 2013 of 79.7766 shares of common stock per $1 principal amount of 2019 Notes, which is equivalent to a conversion price of approximately $12.54 per share of common stock, subject to adjustment in certain circumstances. The conversion price has not been adjusted since the issuance (December 21, 2012) and will next be adjusted on the first anniversary, unless the exercise price shall have changed by more than 1% before the anniversary. The conversion rate for the 2019 Notes is increased when monthly cash dividends paid to common shares exceed the monthly dividend rate of $0.110025 per share.

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

In connection with the issuance of the Senior Convertible Notes, we incurred $27,300 of fees which are being amortized over the terms of the notes in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $21,633 remains to be amortized and is included within deferred financing costs on the consolidated statements of assets and liabilities as of March 31, 2013.

During the three months ended March 31, 2013 and March 31, 2012, we recorded $13,299 and $5,133 of interest costs and amortization of financing costs on the Senior Convertible Notes as interest expense. During the nine months ended

March 31, 2013 and March 31, 2012, we recorded $32,529 and $15,553 of interest costs and amortization of financing costs on the Senior Convertible Notes as interest expense.

Senior Unsecured Notes

On May 1, 2012, we issued $100,000 in aggregate principal amount of 6.95% senior unsecured notes due 2022 for proceeds net of offering expenses of $97,000 (the “2022 Notes”). Interest on the 2022 Notes is paid quarterly in arrears on August 15, November 15, February 15 and May 15, at a rate of 6.95% per year, commencing on August 15, 2012. The 2022 Notes mature on November 15, 2022. These notes will be our direct unsecured obligations and rank equally with all of our unsecured senior indebtedness from time to time outstanding.

On March 15, 2013, we issued $250,000 in aggregate principal amount of 5.875% senior unsecured notes due 2023 (the “2023 Notes”) for net proceeds following underwriting and other expenses of approximately $243,525. Interest on the 2023 Notes is paid semi-annually. The 2023 Notes matured on March 15, 2023. These notes will be our direct unsecured obligations and rank equally with all of our unsecured senior indebtedness from time to time outstanding.

In connection with the issuance of the 2022 Notes and 2023 Notes (collectively the “Senior Unsecured Notes”), we incurred $7,487 of fees which are being amortized over the term of the notes in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $7,254 remains to be amortized and is included within deferred financing costs on the consolidated statements of assets and liabilities.

During the three and nine months ended March 31, 2013, we recorded $2,466 and $6,087 of interest costs and amortization of financing costs on the Senior Unsecured Notes as interest expense, respectively.

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

During the nine months ended March 31, 2103, we issued $178,763 in aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of approximately $174,260. These notes were issued with stated interest rates ranging from 4.00% to 6.63% with a weighted average rate of 5.70%. These notes mature between July 15, 2019 and March 15, 2043. We issued an additional $64,216 in aggregate principal amount of our Prospect Capital InterNotes® subsequent to March 31, 2013. (See Recent Developments.)

The bonds outstanding as of March 31, 2013 are:

Date of Issuance	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date

March 1, 2012- March 8, 2012	$5,465	6.90%-7.00%	6.97%	March 15, 2022
April 5, 2012- April 26, 2012	8,516	6.50%-6.85%	6.72%	April 15, 2022
June 14, 2012	2,657	6.95%	6.95%	June 15, 2022
June 28, 2012	4,000	6.55%	6.55%	June 15, 2019
July 6, 2012- July 26, 2012	20,928	6.20%-6.45%	6.31%	July 15, 2019
August 2, 2012- August 23, 2012	17,545	6.05%-6.15%	6.09%	August 15, 2019
September 7, 2012- September 27,2012	29,406	5.85%-6.00%	5.92%	September 15, 2019
October 4, 2012	7,172	5.70%	5.70%	October 19, 2019
November 23,2012- November 29,2012	13,754	5.00%-5.13%	5.09%	November 15, 2019
November 29, 2012	1,979	5.75%	5.75%	November 15, 2032
November 23,2012- November 29,2012	16,437	6.50%-6.63%	6.58%	November 15, 2042
December 6, 2012- December 28,2012	9,339	4.50%-4.86%	4.73%	December 15, 2019
December 6, 2012	1,127	5.63%	5.63%	December 15, 2032
December 13, 2012- December 28,2012	3,702	5.00%-5.13%	5.11%	December 15, 2030
December 6, 2012- December 28,2012	22,966	6.00%-6.38%	6.21%	December 15, 2042
January 4, 2013- January 31, 2013	4,427	4.00%-4.375%	4.15%	January 15, 2020
January 4, 2013- January 31, 2013	2,388	4.50%-4.875%	4.74%	January 15, 2031
January 4, 2013- January 31, 2013	9,338	5.50%-5.875%	5.63%	January 15, 2043
February 4, 2013- February 28, 2013	2,619	4.00%	4.00%	February 15, 2020
February 4, 2013- February 28, 2013	664	4.50%	4.50%	February 15, 2031
February 4, 2013- February 28, 2013	4,623	5.50%	5.50%	February 15, 2043
March 4, 2013- March 28, 2013	3,832	4.00%	4.00%	March 15, 2020
March 4, 2013- March 28, 2013	984	4.125%-4.5%	4.24%	March 15, 2031
March 4, 2013- March 28, 2013	4,308	5.50%	5.50%	March 15, 2043
March 14, 2013- March 28, 2013(1)	1,225	L+3.00%	3.27%	March 15, 2023
	$199,401

(1)       Rate as of March 31, 2013 was 3.00% plus the Libor spot rate at issuance.

In connection with the issuance of the Prospect Capital InterNotes®, we incurred $5,975 of fees which are being amortized over the term of the notes in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $5,784 remains to be amortized and is included within deferred financing costs on the consolidated statements of assets and liabilities.

During the three and nine months ended March 31, 2013, we recorded $2,784 and $5,462 of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense, respectively.

Net Asset Value

During the nine months ended March 31, 2013, we raised $1,083,618 of additional equity, net of offering costs, by issuing 97,916,280 shares of our common stock. The following table shows the calculation of net asset value per share as of March 31, 2013 and June 30, 2012:

	As of March 31, 2013	As of June 30, 2012
Net Assets	$2,555,588	$1,511,974
Shares of common stock outstanding	238,628,037	139,633,870
Net asset value per share	$10.71	$10.83

At March 31, 2013, we had 238,628,037 shares of our common stock issued and outstanding.

Results of Operations

Net increase in net assets resulting from operations for the three months ended March 31, 2013 and 2012 was $44,429 and $50,209, respectively, representing $0.20 and $0.44 per weighted average share, respectively. Net investment income decreased on a weighted average per share basis from $0.51 to $0.26 for the three months ended March 31, 2012 and 2013, respectively. This decrease is primarily due the sale of our investment in NRG for which we received a $26,936 make-whole fee for early repayment of the outstanding loan, which was recorded as interest income in the quarter ending March 31, 2012, and $13,765 of structuring and advisory fees recognized during the quarter ended March 31, 2012 from our investments in Energy Solutions and NRG. During the three months ended March 31, 2013, we experienced net unrealized and realized losses of $15,156 or approximately $0.07 per weighted average share primarily from the sale of our investment in Meatco for which we realized a loss of $10,814 and significant reductions in the market value of our investments in Boxercraft and First Tower. These instances of unrealized depreciation were partially offset by unrealized appreciation of our investment in H&M as we obtained control of this asset in April 2013. During the three months ended March 31, 2012, we experienced net unrealized and realized losses of $7,863 or approximately $0.07 per weighted average share primarily from significant write-downs of our investments in AIRMALL, H&M and Stryker. These instances of depreciation were partially offset by the sale of NRG for which we realized a gain of $24,810 and unrealized appreciation of our investments in Ajax, Babson CLO Ltd 2011-I (“Babson”), CIFC Funding 2011-I, Ltd. (“CIFC”), Energy Solutions and R-V.

Net increase in net assets resulting from operations for the nine months ended March 31, 2013 and 2012 was $138,167 and $154,601, respectively, representing $0.71 and $1.39 per weighted average share, respectively. During the nine months ended March 31, 2013, we experienced net unrealized and realized losses of $94,661 or approximately $0.48 per weighted average share primarily due to the sale of Meatco, the other-than-temporary impairment of ICS and significant reductions in the market value of our investments in Ajax, Energy Solutions and First Tower Delaware. During the nine months ended March 31, 2012, we experienced net unrealized and realized gains of $32,144 or approximately $0.29 per weighted average share primarily from significant write-ups of our investments in Ajax, Energy Solutions and R-V, and our sale of NRG for which we realized a gain of $36,940. These instances of unrealized appreciation were partially offset by unrealized depreciation in AIRMALL, Biotronic, H&M, Meatco, NMMB, Stryker, Wind River and the impairment of Deb Shops, Inc. (“Deb Shops”) due to bankruptcy for which we recorded a realized loss for the full amount of the amortized cost. Net investment income increased on a weighted average per share basis from $1.10 to $1.20 for the nine months ended March 31, 2012 and 2013, respectively. This increase is primarily due to an increase in structuring fees recognized for new investment originations and an increase in dividend income received from Energy Solutions and R-V. We received dividends from Energy Solutions of $53,820 and $14,300 during the nine months ended March 31, 2013 and 2012, respectively. We received dividends from R-V of $11,222 and $209 during the nine months ended March 31, 2013 and March 31, 2012, respectively.

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

Investment income, which consists of interest income, including accretion of loan origination fees and prepayment penalty fees, dividend income and other income, including settlement of net profits interests, overriding royalty interests and structuring fees, was $120,195 and $95,623 for the three months ended March 31, 2013 and March 31, 2012, respectively. Investment income was $409,866 and $218,228 for the nine months ended, March 31, 2013 and March 31, 2012, respectively. During the three and nine months ended March 31, 2013, the increase in investment income is primarily the result of a larger income producing portfolio and the deployment of additional capital in revenue-producing assets through increased origination and increased dividends received from Energy Solutions and R-V.

The following table describes the various components of investment income and the related levels of debt investments:

	For The Three Months Ended March 31,		For The Nine Months Ended March 31,

	2013	2012	2013	2012

Interest income	$109,612	$74,948	$304,788	$163,471
Dividend income	83	5,475	68,246	31,554
Other income	10,500	15,200	36,832	23,203
Total investment income	$120,195	$95,623	$409,866	$218,228

Average debt principal of performing investments	$3,114,965	$1,420,050	$2,595,767	$1,474,053
Weighted-average interest rate earned	14.08%	20.18%	15.43%	15.07%

Average interest income producing assets have increased from $1,420,050 for the three months ended March 31, 2012 to $3,114,965 for the three months ended March 31, 2013. The average yield on interest bearing assets decreased from 20.18% for the three months ended March 31, 2012 to 14.08% for the three months ended March 31, 2013. The decrease in annual returns is primarily due to the sale of our investment in NRG for which we received a $26,936 make-whole fee for early repayment of the outstanding loan, which was recorded as interest income in the quarter ending March 31, 2012. This decrease was partially offset by an increase in our investment in CLOs. Excluding these amounts, our annual return would have been 12.93% and 12.73% for the three months ended March 31, 2012 and 2013, respectively.

Average interest income producing assets have increased from $1,474,053 for the nine months ended March 31, 2012 to $2,595,767 for the nine months ended March 31, 2013. The average yield on interest bearing assets increased from 15.07% for the nine months ended March 31, 2012 to 15.43% for the nine months ended March 31, 2013.

Investment income is also generated from dividends and other income. Dividend income decreased from $5,475 for the three months ended March 31, 2012 to $83 for the three months ended March 31, 2013. This $5,392 decrease in dividend income is primarily attributed to a decrease in the level of dividends received from our investment in NRG. We received dividends from NRG of $5,100 during the three months ended March 31, 2012.  There were no dividends from NRG received during the three months ended March 31, 2013 as NRG has been sold.

Dividend income increased from $31,554 for the nine months ended March 31, 2012 to $68,246 for the nine months ended March 31, 2013. This $36,692 increase in dividend income is primarily attributed to an increase in the level of dividends received during the respective nine month period from our investments in Energy Solutions and R-V. We received dividends from Energy Solutions of $53,820 and $14,300 during the nine months ended March 31, 2013 and 2012, respectively. The sale of Gas Solutions by Energy Solutions has resulted in significant earnings and profits, as defined by the Internal Revenue Code, at Energy Solutions for calendar year 2012. As a result, distributions from Energy Solutions to us were required to be recognized as dividend income, in accordance with ASC 946, Financial Services – Investment Companies, as cash distributions are received from Energy Solutions to the extent there are current year earnings and profits sufficient to support such recognition. We received dividends from R-V of $11,222 and $209 during the nine months ended March 31, 2013 and March 31, 2012, respectively. The $11,222 of dividends received from R-V during the nine months ended March 31, 2013 include a $11,073 distribution as part of R-V’s recapitalization in November 2012 for which we provided an additional $9,500 of senior secured financing. The increases in dividend income from our investments in Energy Solutions and R-V were offset by a reduction in dividends received from NRG. We received dividends from NRG of $15,011 during the nine months ended March 31, 2012, respectively. There were no dividends from NRG received during the nine months ended March 31, 2013 as NRG has been sold.

Other income has come primarily from structuring fees, overriding royalty interests, and settlement of net profits interests. Comparing the three months ended March 31, 2012 to the three months ended March 31, 2013, income from other sources decreased from $15,200 to $10,500, respectively. This $4,700 decrease is primarily due to a decrease in structuring and advisory fees recognized from our investment in Energy Solutions. We received $13,932 of structuring and advisory fees from Energy Solutions during the three months ended March 31, 2012. No such fees were received during the three months ended March 31, 2013. This decrease was partially offset by an increase of $8,363 in structuring fees received from other investments during the three months ended March 31, 2013 primarily related to Broder, Cinedigm, Capstone and USC.

Comparing the nine months ended March 31, 2012 to the nine months ended March 31, 2013, income from other sources increased from $23,203 to $36,832, respectively. This $13,629 increase is primarily due to $33,828 of structuring fees recognized during the nine months ended March 31, 2013 primarily from the Arctic, InterDent, New Century, Progrexion, Ryan and USC originations, in comparison to $13,530 of structuring fees recognized during the nine months ended March 31, 2012 primarily related to the Capstone, Energy Solutions and Totes Isotoner Corporation originations. This $20,298 increase in structuring fees is partially offset by a decrease in advisory fees recognized during the nine months ended March 31, 2012 from our investment in Energy Solutions. We received $8,949 of advisory fees from Energy Solutions during the nine months ended March 31, 2012. No such fee was received during the nine months ended March 31, 2013.

Operating Expenses

Our primary operating expenses consist of investment advisory fees (base management and income incentive fees), borrowing costs, legal and professional fees and other operating and overhead-related expenses. These expenses include our allocable portion of overhead under the Administration Agreement with Prospect Administration under which Prospect Administration provides administrative services and facilities for us. Our investment advisory fees compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions in accordance with our Administration Agreement with Prospect Administration. Operating expenses were $60,610 and $37,551 for the three months ended March 31, 2013 and March 31, 2012, respectively. Operating expenses were $177,038 and $95,771 for the nine months ended March 31, 2013 and March 31, 2012, respectively.

The base investment advisory expenses were $18,966 and $8,949 for the three months ended March 31, 2013 and March 31, 2012, respectively. The base investment advisory expenses were $48,500 and $25,985 for the nine months ended March 31, 2013 and March 31, 2012, respectively. This increase is directly related to our growth in total assets. For the three months ended March 31, 2013 and March 31, 2012, we incurred $14,896 and $14,518, respectively, of income incentive fees. For the nine months ended March 31, 2013 and March 31, 2012, we incurred $58,207 and $30,614, respectively, of income incentive fees. The $27,593 increase in the income incentive fee for the nine-month period is driven by an increase in pre-incentive fee net investment income of $137,964 for the respective nine-month period primarily due to an increase in interest income from a larger asset base and dividend income from Energy Solutions. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.

During the three and nine months ended March 31, 2013, we incurred $20,854 and $50,779, respectively, of expenses related to our Syndicated Facility, InterNotes®, Senior Unsecured Notes and Senior Convertible Notes. This compares with expenses of $9,655 and $28,374 incurred during the three and nine months ended March 31, 2012, respectively. These expenses are related directly to the leveraging capacity put into place for each of those periods and the levels of indebtedness actually undertaken during those quarters. The table below describes the various expenses of our

Syndicated Facility and Senior Convertible Notes and the related indicators of leveraging capacity and indebtedness during these periods.

	For The Three Months Ended March 31,		For The Nine Months Ended March 31,

	2013	2012	2013	2012

Interest on borrowings	$17,311	$6,407	$40,921	$19,655
Amortization of deferred financing costs	2,162	2,680	5,886	7,174
Undrawn facility fees	1,381	568	3,972	1,545
Total	$20,854	$9,655	$50,779	$28,374

Weighted-average debt outstanding	$1,178,121	$481,363	$925,652	$491,824
Weighted-average interest rate on borrowings (excluding amortization and undrawn facility fees)	6.61%	5.27%	6.74%	5.23%
Facility amount at beginning of period	$552,500	$400,000	$492,500	$325,000

The increase in interest expense for the three and nine months ended March 31, 2013 is primarily due to the issuance of the 2022 Notes, 2023 Notes and the Senior Convertible Notes on April 16, 2012, August 14, 2012 and December 21, 2012, for which we incurred $10,018 and $21,816 of collective interest expense, respectively.

The allocation of overhead expense from Prospect Administration was $2,957 and $2,910 for the three months ended March 31, 2013 and 2012. The allocation of overhead expense from Prospect Administration was $7,280 and $5,143 for the nine months ended March 31, 2013 and 2012. As our portfolio continues to grow, we expect to continue to increase the size of our administrative and financial staff. Other allocated expenses from Prospect Administration will continue to increase along with the increase in staffing and asset base.

Total operating expenses, net of investment advisory fees, interest costs, excise tax and allocation of overhead from Prospect Administration (“Other Operating Expenses”), were $1,937 and $1,519 for the three months ended March 31, 2013 and 2012, respectively. Other Operating Expenses were $6,772 and $5,655 for the nine months ended March 31, 2013 and 2012, respectively.

Net Investment Income

Net investment income represents the difference between investment income and operating expenses. Our net investment income (“NII”) was $59,585 and $58,072 for the three months ended March 31, 2013 and March 31, 2012, respectively, or $0.26 per share and $0.51 per share, respectively. Investment income increased from $95,623 to $120,195 for the three months ended March 31, 2012 and 2013, respectively. The $24,572 increase for the three months ended March 31, 2013 is due to increases of $34,664 in interest, due to the increased size of our portfolio for which we have recognized additional interest income. The $24,572 increase in investment income is offset by an increase in operating expenses of $23,059, primarily due to a $10,395 increase in advisory fees due to the growing size of our portfolio and related income, and $11,199 of additional interest and credit facility expenses. For the calendar year ended December 31, 2012, we elected to retain a portion of our annual taxable income and have paid $4,500 for the excise tax due with the filing of the return. As of March 31, 2013, we have $1,000 accrued as an estimate of one quarter of the excise tax due for the calendar year ended December 31, 2013. The per share decrease for the three months ended March 31, 2013 is primarily due the sale of our investment in NRG for which we received a $26,936 make-whole fee for early repayment of the outstanding loan, which was recorded as interest income in the quarter ending March 31, 2012, and $13,765 of structuring and advisory fees recognized during the quarter ended March 31, 2012 from our investments in Energy Solutions and NRG.

Our NII was $232,828 and $122,457 for the nine months ended March 31, 2013 and March 31, 2012, respectively, or $1.20 per share and $1.10 per share, respectively. The $110,371 increase for the nine months ended March 31, 2013 is primarily due to an increase of $141,317 in interest income, due to the increased size of our portfolio for which we have recognized additional interest income. The $191,638 increase in investment income is offset by an increase in operating expenses of $81,267, primarily due to a $50,108 increase in advisory fees due to the growing size of our portfolio and related income, and $22,405 of additional interest and credit facility expenses. The per share increase for the nine months ended March 31, 2013 is primarily due to a $39,520 increase in the level of dividends received from our investment in Energy Solutions.

Net Realized (Loss) Gain, Increase in Net Assets from Net Changes in Unrealized (Depreciation) Appreciation

Net realized (loss) gain was ($6,014) and $24,812 for the three months ended March 31, 2013 and March 31, 2012, respectively. Net realized (loss) gain was ($12,362) and $23,703 for the nine months ended March 31, 2013 and March 31, 2012, respectively. The net realized loss for the three months ended March 31, 2013 was due primarily to the sale of our investment in Meatco for which we realized a loss of $10,814. This loss was partially offset by a $900 gain we recognized on the partial sale of our equity investment in C&H and a distribution of $3,250 related to our investment in NRG Manufacturing, Inc. for which we realized a gain of the same amount. The net realized loss for the nine months ended March 31, 2013 was primarily due to the sale of Meatco, the other-than-temporary impairment of ICS, sale of our equity investments in C&H, Northwestern and Shearer’s, distributions received from escrow receivable accounts, primarily NRG, and the sale of our common stock in Iron Horse for which we realized a gain of $1,772. The net realized gain for the three months ended March 31, 2012 was due primarily to the sale of NRG common stock for which we realized a gain of $36,940. For the nine months ended March 31, 2012 this gain was offset by our write-off of Deb Shops. During the nine months ended March 31, 2012, Deb Shops filed for bankruptcy and a plan for reorganization was proposed. The plan, which was approved by the bankruptcy court, eliminated our debt position with no payment to us. As a result, we determined that the impairment of Deb Shops was other-than-temporary and recorded a realized loss of $14,607 for the full amount of the amortized cost.

Net increase in net assets from changes in unrealized depreciation was $9,142 and $32,675 for the three months ended March 31, 2013 and March 31, 2012, respectively. For the three months ended March 31, 2013, the $9,142 decrease in net assets from the net change in unrealized depreciation was primarily driven by write-downs of our investments in Boxercraft because operating results were down during the three-month period, and First Tower due to changes in current market conditions. These instances of unrealized depreciation were partially offset by unrealized appreciation of our investment in H&M. For the three months ended March 31, 2012, the $32,675 decrease in net assets from the net change in unrealized depreciation was primarily driven by significant write-downs of our investments in AIRMALL, H&M and Stryker as well as the elimination of the unrealized appreciation resulting from the sale of NRG mentioned above. These instances of depreciation were partially offset by unrealized appreciation of our investments in Ajax, Babson, CIFC, Energy Solutions and R-V.

Net increase in net assets from changes in unrealized (depreciation) appreciation was ($82,299) and $8,441 for the nine months ended March 31, 2013 and March 31, 2012, respectively. For the nine months ended March 31, 2013, the $82,899 decrease in net assets from the net change in unrealized depreciation was driven by reduction in the fair value of our investments in Ajax and First Tower because of changes in current market conditions and Energy Solutions for which we received a $16,952 make-whole fee for early repayment of the outstanding loan and distributions of $53,820 during the nine-month period, which were recorded as interest and dividend income, respectively, recducing the amount previously recorded as unrealized appreciation. These instances of unrealized depreciation were partially offset by unrealized appreciation in H&M as well as the elimination of the unrealized depreciation resulting from the impairment of ICS mentioned above. For the nine months ended March 31, 2012, the $8,441 increase in net assets from the net change in unrealized appreciation was driven by significant write-ups of our investments in Ajax, Energy Solutions and R-V as well as the elimination of unrealized depreciation resulting from the other-than-temporary impairment of Deb Shops mentioned above. These instances of unrealized appreciation were partially offset by unrealized depreciation in AIRMALL, Biotronic, H&M, Meatco, NMMB, Stryker, Wind River and the elimination of unrealized appreciation resulting from the sale of NRG mentioned above.

Financial Condition, Liquidity and Capital Resources

For the nine months ended March 31, 2013 and March 31, 2012, our operating activities used $1,543,236 and $46,026 of cash, respectively. There were no investing activities for the nine months ended March 31, 2013 and March 31, 2012. Financing activities provided $1,565,137 and $79,512 of cash during the nine months ended March 31, 2013 and March 31, 2012, respectively, which included the payments of dividends of $166,084 and $93,051, during the nine months ended March 31, 2013 and March 31, 2012, respectively.

Our primary uses of funds have been to continue to invest in portfolio companies, through both debt and equity investments, repay outstanding borrowings and to make cash distributions to holders of our common stock.

Our primary sources of funds have been issuances of debt and equity. We have and may continue to fund a portion of our cash needs through borrowings from banks, issuances of senior securities or secondary offerings. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the nine months ended March 31, 2013, we borrowed $99,000 and made repayments totaling $195,000 under our revolving credit facility. As of March 31, 2013, we had no outstanding borrowings on our revolving credit facility, $847,500 outstanding on our Senior Convertible Notes, $347,682 outstanding on our Senior Unsecured Notes and $199,401 outstanding on InterNotes®. (See Capitalization.)

Undrawn committed revolvers incur commitment fees ranging from 0.50% to 2.00%. As of March 31, 2013 and June 30, 2012, we have $200,539 and $180,646 of undrawn revolver commitments to our portfolio companies, respectively.

Our Board of Directors, pursuant to the Maryland General Corporation Law, executed Articles of Amendment to increase the number of shares authorized for issuance from 200,000,000 to 500,000,000 in the aggregate. The amendment became effective July 30, 2012.

On October 29, 2012, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $2,004,070 of additional debt and equity securities in the public market.

We also continue to generate liquidity through public and private stock offerings.

On June 1, 2012, we entered into an ATM program with KeyBanc through which we could sell, by means of at-the-market offerings from time to time, of up to 9,500,000 shares of our common stock. During the period from July 2, 2012 to July 12, 2012, we sold 2,247,275 shares of our common stock at an average price of $11.59 per share, and raised $26,040 of gross proceeds, under the ATM Program. Net proceeds were $25,779 after commission to KeyBanc on shares sold.

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

On September 10, 2012, we entered into a second ATM Program with KeyBanc through which we could sell, by means of at-the-market offerings from time to time, of up to 9,750,000 shares of our common stock. During the period from October 1, 2012 to October 9, 2012, we sold 1,245,655 shares of our common stock at an average price of $11.53 per share, and raised $14,361 of gross proceeds, under this program. Net proceeds were $14,217 after commission to the broker-dealer on shares sold and offering costs.

On November 7, 2012, we issued 35,000,000 shares of our common stock at $11.10 per share (or $10.96 per share net proceeds excluding expenses), raising $383,600 of net proceeds.

On December 21, 2012, we entered into a third ATM Program with KeyBanc through which we could sell, by means of at-the-market offerings from time to time, of up to 17,500,000 shares of our common stock. During the period from January 7, 2013 to February 5, 2013, we sold 10,248,051 shares of our common stock at an average price of $11.25 per share, and raised $115,315 of gross proceeds, under this program. Net proceeds were $114,162 after commission to KeyBanc on shares sold.

On December 21, 2012, we entered into a third ATM Program with KeyBanc through which we could sell, by means of at-the-market offerings from time to time, of up to 17,500,000 shares of our common stock. During the period from January 7, 2013 to February 5, 2013, we sold 10,248,051 shares of our common stock at an average price of $11.25 per share, and raised $115,315 of gross proceeds, under this program. Net proceeds were $114,162 after commission to KeyBanc on shares sold.

On February 11, 2013, we entered into a third ATM Program with KeyBanc through which we could sell, by means of at-the-market offerings from time to time, of up to 45,000,000 shares of our common stock. During the period from April 1, 2013 to May 3, 2013, we sold 4,477,037 shares of our common stock at an average price of $10.93 per share, and raised $48,944 of gross proceeds, under the ATM Program. Net proceeds were $48,586 after commissions to KeyBanc on shares sold.  (See Recent Developments.)

Off-Balance Sheet Arrangements

At March 31, 2013, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than those which originate from 1) the investment advisory and management agreement and the administration agreement and 2) the portfolio companies.

Recent Developments

During the period from April 4, 2013 to May 2, 2013, we issued $64,216 in aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $62,586.

During the period from April 1, 2013 to May 3, 2013, we sold 4,477,037 shares of our common stock at an average price of $10.93 per share, and raised $48,944 of gross proceeds, under the ATM Program. Net proceeds were $48,586 after commissions to the broker-dealer on shares sold and offering costs.

On April 1, 2013, we refinanced our existing $38,472 senior secured loans to Ajax Rolled Ring & Machine, Inc., increasing the size of our debt investment to $38,537.

On April 18, 2013, we issued 138,087 shares of our common stock in connection with the dividend reinvestment plan.

On April 19, 2013, we made an investment of $43,650 to purchase 97% of the subordinated notes in Mountain View CLO 2013-I Ltd.

On April 22, 2013, we provided $34,375 of senior secured financing to support the carve-out acquisition of Pegasus Financial Services (“PFS”) by investment funds managed by H.I.G. Capital. PFS is the world’s largest processor of commissions paid by hotels to travel agencies.

On April 25, 2013, we made an investment of $26,000 to purchase 50.9% of the subordinated notes in Brookside Mill CLO Ltd.

On April 30, 2013, we made a $21,247 follow-on investment in APH, to acquire Lofton Place Apartments and Vista at Palma Sola, residential properties located in Florida. We invested $3,247 of equity and $18,000 of debt in APH.

On April 30, 2013, we sold our investment in Fischbein for net proceeds of $3,168, recognizing a realized gain of $2,293 on the sale.  In addition, there is $310 being held in escrow which will be recognized as additional gain when and if received.

On May 6, 2013, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•                  $0.110125 per share for May 2013 to holders of record on May 31, 2013 with a payment date of June 20, 2013;

•                  $0.110150 per share for June 2013 to holders of record on June 28, 2013 with a payment date of July 18, 2013; and

•                  $0.110175 per share for July 2013 to holders of record on July 31, 2013 with a payment date of August 22, 2013; and

•                  $0.110200 per share for August 2013 to holders of record on August 30, 2013 with a payment date of September 19, 2013.

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

Basis of Consolidation

Under the 1940 Act rules, the regulations pursuant to Article 6 of Regulation S-X, and the American Institute of Certified Public Accountants’ Audit and Accounting Guide for Investment Companies, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to us. Our March 31, 2013 financial statements include our accounts and the accounts of Prospect Capital Funding, LLC, our only wholly-owned, closely-managed subsidiary that is also an investment company. All intercompany balances and transactions have been eliminated in consolidation.

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

In April 2009, the FASB issued ASC 820-10-65, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“ASC 820-10-65”). This update provides further clarification for ASC 820 in markets that are not active and provides additional guidance for determining when the volume of trading level of activity for an asset or liability has significantly decreased and for identifying circumstances that indicate a transaction is not orderly. ASC 820-10-65 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of ASC 820-10-65 did not have any effect on our net asset value, financial position or results of operations for the three and nine months ended March 31, 2013, as there was no change to the fair value measurement principles set forth in ASC 820.

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASC 2010-06”). ASC 2010-06 amends ASC 820-10 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. ASC 2010-06 is effective December 15, 2009, except for the disclosure about purchase, sales, issuances and settlements in the roll forward of activity in level 3 fair value measurements. The adoption of ASC 2010-06 for the three and nine months ended March 31, 2013, did not have any effect on our financial statements.

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

If we do not distribute at least 98% of our annual income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceeds the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. As of March 31, 2013, we have $1,000 accrued as an estimate of excises tax due for the calendar year ended December 31, 2013.

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

We adopted FASB ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of March 31, 2013 and for the quarter then ended, we did not have a liability for any unrecognized tax expense. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

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

Financing Costs

We record origination expenses related to our credit facility, Prospect Capital InterNotes®, Senior Unsecured Notes and Senior Convertible Notes as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method for our credit facility and the effective interest method for our Prospect Capital InterNotes®, Senior Unsecured Notes and Senior Convertible Notes, over the respective expected life.

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

In October 2012, the FASB issued Accounting Standards Update 2012-04, Technical Corrections and Improvements (“ASU 2012-04”). The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of the amended guidance in ASU 2012-04 did not have a significant effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates and equity price risk. Some of the loans in our portfolio have floating interest rates.

We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the three months ended March 31, 2013, we did not engage in hedging activities.

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

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such of these matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any such litigation as of March 31, 2013.

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in our most recent 10-K filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

4.1	Indenture dated as of February 16, 2012, by and between the Registrant and American Stock Transfer & Trust Company, LLC, as Trustee(1)

4.2

Joinder Supplemental Indenture dated as of March 8, 2012, to the Indenture dated as of February 16, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Original Trustee, and U.S. Bank National Association, as Series Trustee(2)

4.3

Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee(3)

4.4

Thirty-Eighth Supplemental Indenture dated as of January 4, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(4)

4.5	Form of 4.375% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.4)(4)

4.6

Thirty-Ninth Supplemental Indenture dated as of January 4, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(4)

4.7	Form of 4.875% Prospect Capital InterNote® due 2031 (included as part of Exhibit 4.6)(4)

4.8

Fortieth Supplemental Indenture dated as of January 4, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(4)

4.9	Form of 5.875% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.8)(4)

4.10

Forty-First Supplemental Indenture dated as of January 10, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(5)

4.11	Form of 4.250% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.10)(5)

4.12

Forty-Second Supplemental Indenture dated as of January 10, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(5)

4.13	Form of 4.750% Prospect Capital InterNote® due 2031 (included as part of Exhibit 4.12)(5)

4.14

Forty-Third Supplemental Indenture dated as of January 10, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(5)

4.15	Form of 5.750% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.14)(5)

4.16

Forty-Fourth Supplemental Indenture dated as of January 17, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(6)

4.17	Form of 4.125% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.16)(6)

4.18

Forty-Fifth Supplemental Indenture dated as of January 17, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(6)

4.19	Form of 4.625% Prospect Capital InterNote® due 2031 (included as part of Exhibit 4.18)(6)

4.20

Forty-Sixth Supplemental Indenture dated as of January 17, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(6)

4.21	Form of 5.625% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.20)(6)

4.22	Custody Agreement, dated as of January 23, 2013 by and between the Registrant and U.S. Bank National Association*

4.23

Forty-Seventh Supplemental Indenture dated as of January 25, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(7)

4.24	Form of 4.000% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.23)(7)

4.25

Forty-Eighth Supplemental Indenture dated as of January 25, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(7)

4.26	Form of 4.500% Prospect Capital InterNote® due 2031 (included as part of Exhibit 4.25)(7)

4.27

Forty-Ninth Supplemental Indenture dated as of January 25, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(7)

4.28	Form of 5.500% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.27)(7)

4.29

Fiftieth Supplemental Indenture dated as of January 31, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(8)

4.30	Form of 4.000% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.29)(8)

4.31

Fifty-First Supplemental Indenture dated as of January 31, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(8)

4.32	Form of 4.500% Prospect Capital InterNote® due 2031 (included as part of Exhibit 4.31)(8)

4.33

Fifty-Second Supplemental Indenture dated as of January 31, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(8)

4.34	Form of 5.500% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.33)(8)

4.35

Fifty-Third Supplemental Indenture dated as of February 7, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(9)

4.36	Form of 4.000% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.35)(9)

4.37

Fifty-Fourth Supplemental Indenture dated as of February 7, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(9)

4.38	Form of 4.500% Prospect Capital InterNote® due 2031 (included as part of Exhibit 4.37)(9)

4.39

Fifty-Fifth Supplemental Indenture dated as of February 7, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(9)

4.40	Form of 5.500% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.39)(9)

4.41	Fifty-Sixth Supplemental Indenture dated as of February 22, 2013, to the Indenture dated as of February

16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(11)

4.42	Form of 4.000% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.41)(11)

4.43

Fifty-Seventh Supplemental Indenture dated as of February 22, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(11)

4.44	Form of 4.500% Prospect Capital InterNote® due 2031 (included as part of Exhibit 4.43)(11)

4.45

Fifty-Eighth Supplemental Indenture dated as of February 22, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(11)

4.46	Form of 5.500% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.45)(11)

4.47

Fifty-Ninth Supplemental Indenture dated as of February 28, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(12)

4.48	Form of 4.000% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.47)(12)

4.49

Sixtieth Supplemental Indenture dated as of February 28, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(12)

4.50	Form of 4.500% Prospect Capital InterNote® due 2031 (included as part of Exhibit 4.49)(12)

4.51

Sixty-First Supplemental Indenture dated as of February 28, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(12)

4.52	Form of 5.500% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.51)(12)

4.53

Sixty-Second Supplemental Indenture dated as of March 7, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(13)

4.54	Form of 4.000% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.53)(13)

4.55

Sixty-Third Supplemental Indenture dated as of March 7, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(13)

4.56	Form of 4.500% Prospect Capital InterNote® due 2031 (included as part of Exhibit 4.55)(13)

4.57

Sixty-Fourth Supplemental Indenture dated as of March 7, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(13)

4.58	Form of 5.500% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.57)(13)

4.59

Sixty-Fifth Supplemental Indenture dated as of March 14, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(14)

4.60	Form of 4.000% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.59)(14)

4.61

Sixty-Sixth Supplemental Indenture dated as of March 14, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(14)

4.62	Form of 4.125% to 6.000% Prospect Capital InterNote® due 2031 (included as part of Exhibit 4.61)(14)

4.63

Sixty-Seventh Supplemental Indenture dated as of March 14, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(14)

4.64	Form of 5.500% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.63)(14)

4.65

Sixty-Eighth Supplemental Indenture dated as of March 14, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(14)

4.66	Form of Floating Prospect Capital InterNote® due 2023 (included as part of Exhibit 4.65)(14)

4.67

Supplemental Indenture dated as of March 15, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(15)

4.68	Form of Global Note 5.875% Senior Note due 2023(16)

4.69

Sixty-Ninth Supplemental Indenture dated as of March 21, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(19)

4.70	Form of 4.000% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.69)(19)

4.71

Seventieth Supplemental Indenture dated as of March 21, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(19)

4.72	Form of 4.125% to 6.000% Prospect Capital InterNote® due 2031 (included as part of Exhibit 4.71)(19)

4.73

Seventy-First Supplemental Indenture dated as of March 21, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(19)

4.74	Form of 5.500% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.73)(19)

4.75

Seventy-Second Supplemental Indenture dated as of March 21, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(19)

4.76	Form of Floating Prospect Capital InterNote® due 2023 (included as part of Exhibit 4.75)(19)

4.77

Seventy-Third Supplemental Indenture dated as of March 28, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(20)

4.78	Form of 4.000% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.77)(20)

4.79

Seventy-Fourth Supplemental Indenture dated as of March 28, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(20)

4.80	Form of 4.125% to 6.000% Prospect Capital InterNote® due 2031 (included as part of Exhibit 4.79)(20)

4.81

Seventy-Fifth Supplemental Indenture dated as of March 28, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(20)

4.82	Form of 5.500% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.81)(20)

4.83

Seventy-Sixth Supplemental Indenture dated as of March 28, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(20)

4.84	Form of Floating Prospect Capital InterNote® due 2023 (included as part of Exhibit 4.83)(20)

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)

12	Computation of Ratios (included in the notes to the financial statements contained in this report)

23.1	Opinion and Consent of Venable LLP, as special Maryland counsel for the Registrant(10)

23.2	Opinion and Consent of Venable LLP, as special Maryland counsel for the Registrant(17)

23.3	Opinion and Consent of Skadden, Arps, Slate, Meagher & Flom LLP, as special New York counsel for the Registrant(18)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

*	Filed herewith.

(1)	Incorporated by reference from Post-Effective Amendment No. 1 of the Registrant’s Registration Statement, filed on March 1, 2012.

(2)	Incorporated by reference from Post-Effective Amendment No. 2 of the Registrant’s Registration Statement, filed on March 8, 2012.

(3)	Incorporated by reference from Post-Effective Amendment No. 3 of the Registrant’s Registration Statement, filed on March 14, 2012.

(4)	Incorporated by reference from Post-Effective Amendment No. 9 of the Registrant’s Registration Statement, filed on January 4, 2013.

(5)	Incorporated by reference from Post-Effective Amendment No. 10 of the Registrant’s Registration Statement, filed on January 10, 2013.

(6)	Incorporated by reference from Post-Effective Amendment No. 11 of the Registrant’s Registration Statement, filed on January 17, 2013.

(7)	Incorporated by reference from Post-Effective Amendment No. 12 of the Registrant’s Registration Statement, filed on January 24, 2013.

(8)	Incorporated by reference from Post-Effective Amendment No. 13 of the Registrant’s Registration Statement, filed on January 31, 2013.

(9)	Incorporated by reference from Post-Effective Amendment No. 14 of the Registrant’s Registration Statement, filed on February 7, 2013.

(10)	Incorporated by reference from Post-Effective Amendment No. 15 of the Registrant’s Registration Statement, filed on February 11, 2013.

(11)	Incorporated by reference from Post-Effective Amendment No. 16 of the Registrant’s Registration Statement, filed on February 22, 2013.

(12)	Incorporated by reference from Post-Effective Amendment No. 17 of the Registrant’s Registration Statement, filed on February 28, 2013.

(13)	Incorporated by reference from Post-Effective Amendment No. 18 of the Registrant’s Registration Statement, filed on March 7, 2013.

(14)	Incorporated by reference from Post-Effective Amendment No. 19 of the Registrant’s Registration Statement, filed on March 14, 2013.

(15)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on March 15, 2013.

(16)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on March 15, 2013.

(17)	Incorporated by reference to Exhibit 5.1 and 23.1, as applicable, of the Registrant’s Form 8-K filed on March 15, 2013.

(18)	Incorporated by reference to Exhibit 5.2 and 23.2, as applicable, of the Registrant’s Form 8-K filed on March 15, 2013.

(19)	Incorporated by reference from Post-Effective Amendment No. 21 of the Registrant’s Registration Statement, filed on March 21, 2013.

(20)	Incorporated by reference from Post-Effective Amendment No. 22 of the Registrant’s Registration Statement, filed on March 28, 2013.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 6, 2013.

PROSPECT CAPITAL CORPORATION

By:	/s/ John F. Barry III
John F. Barry III
Chief Executive Officer and Chairman of the Board