Form 10-K
period 2013-06-30
PROSPECT CAPITAL CORP
filed 2013-08-21
CIK 1287032

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-00659

PROSPECT CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	43-2048643 (I.R.S. Employer Identification No.)
10 East 40th Street New York, New York (Address of principal executive offices)	10016 (Zip Code)

(212) 448-0702
(Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange where registered)
Common Stock, par value $0.001 per share	NASDAQ Global Select Market
6.95% Senior Notes due 2022	New York Stock Exchange

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐    No ☒

         The aggregate market value of common stock held by non-affiliates of the Registrant on December 31, 2012 based on the closing price on that date of $10.87 on the NASDAQ Global Select Market was $2.303 billion. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates.

         As of August 21, 2013, there were 259,683,651 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference

         Portions of the Registrant's definitive Proxy Statement relating to the 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described therein.

PROSPECT CAPITAL CORPORATION
FORM 10-K FOR THE YEAR ENDED JUNE 30, 2013

PART I

        The terms "we," "us," "our," "Company" and "Prospect Capital" refer to Prospect Capital Corporation; "Prospect Capital Management" or the "Investment Adviser" refers to Prospect Capital Management LLC; "Prospect Administration" or the "Administrator" refers to Prospect Administration LLC.

        Our $150.0 million of 6.25% Convertible Senior Notes due 2015 are referred to as the 2015 Notes. Our $167.5 million of 5.5% Convertible Senior Notes due 2016 are referred to as the 2016 Notes. Our $130.0 million of 5.375% Convertible Senior Notes due 2017 are referred to as the 2017 Notes. Our $200.0 million of 5.75% Convertible Senior Notes due 2018 are referred to as the 2018 Notes. Our $200.0 million of 5.875% Convertible Senior Notes due 2019 are referred to as the 2019 Notes, and collectively with the 2015 Notes, 2016 Notes, 2017 Notes and the 2018 Notes, the Senior Convertible Notes. Our $100.0 million of 6.95% Senior Notes due 2022 are referred to as the 2022 Notes. Our $250.0 million of 5.875% Senior Notes due 2023 are referred to as the 2023 Notes. Any Prospect Capital InterNotes® issued pursuant to our medium term notes program are referred to as the Prospect Capital InterNotes, and together with our Senior Convertible Notes, the 2022 Notes and 2023 Notes are referred to as Senior Notes.

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

        We currently have seven origination strategies in which we make investments: (1) lending in private equity sponsored transactions, (2) lending directly to companies not owned by private equity firms, (3) control investments in corporate operating companies, (4) control investments in financial companies, (5) investments in structured credit, (6) real estate investments, and (7) investments in syndicated debt. We continue to evaluate other origination strategies in the ordinary course of business with no specific tops-down allocation to any single origination strategy.

        Lending in Private Equity Sponsored Transactions—We make loans to companies which are controlled by leading private equity firms. This debt can take the form of first lien, second lien, unitranche or mezzanine loans. In making these investments, we look for a diversified customer base, recurring demand for the product or service, barriers to entry, strong historical cash flow and experienced management teams. These loans typically have significant equity subordinate to our loan position. This strategy has represented approximately 50%-60% of our business.

        Lending Directly to Companies—We provide debt financing to companies owned by non-private equity firms, the company founder, a management team or a family. Here, in addition to the strengths we look for in a sponsored transaction, we also look for the alignment with the management team with significant invested capital. This strategy often has less competition than the private equity sponsor strategy because such company financing needs are not easily addressed by banks and often require more diligence preparation. Direct lending can result in higher returns and lower leverage than sponsor transactions and may include warrants or equity to us. This strategy generally has comprised approximately 10%-15% of our business.

        Control Investments in Corporate Operating Companies—This strategy involves acquiring controlling stakes in non-financial operating companies. Our investments in these companies are generally structured as a combination of yield-producing debt and equity. We provide certainty of closure to our counterparties, give the seller personal liquidity and generally look for management to continue on in their current roles. This strategy has comprised approximately 10%-15% of our business.

        Control Investments in Financial Companies—This strategy involves acquiring controlling stakes in financial companies, including consumer direct lending, subprime auto lending and other strategies. Our investments in these companies are generally structured as a combination of yield-producing debt and equity. These investments are often structured in a tax-efficient RIC (as defined below) compliant partnership, enhancing returns. This strategy has comprised approximately 10%-15% of our business.

        Investments in Structured Credit—We make investments in Collateralized Loan Obligations ("CLOs"), generally taking a significant position in the subordinated interests (equity) of the CLOs. The CLOs include a diversified portfolio of broadly syndicated loans and do not have direct exposure to real estate, mortgages, sub-prime debt, or consumer based debt. The CLOs in which we invest are managed by top-tier collateral managers that have been thoroughly diligenced prior to investment. This strategy has represented 10%-20% of the portfolio.

        Real Estate Investments—We make investments in real estate through our wholly-owned tax-efficient real estate investment trust ("REIT"), American Property Holdings Corp. Our real estate investments are in various classes of fully developed and occupied real estate properties that generate current yields. We seek to identify properties that have historically high occupancy and steady cash flow generation. We partner with established property managers with experience in managing the property type to manage such properties after acquisition. This is a more recent investment strategy that has represented less than 5% of our business.

        Investments in Syndicated Debt—On an opportunistic basis, we make investments in loans and high yield bonds that have been sold to a syndicate of buyers. Here we look for investments with attractive risk-adjusted returns after we have completed a fundamental credit analysis. These investments are purchased with a long term, buy-and-hold outlook and we look to provide significant structuring input by providing anchoring orders. This strategy has represented approximately 5%-10% of the portfolio.

        Typically, we concentrate on making investments in companies with annual revenues of less than $750 million and enterprise values of less than $1 billion. Our typical investment involves a secured loan of less than $250 million. We also acquire controlling interests in companies in conjunction with making secured debt investments in such companies. In most cases, companies in which we invest are privately held at the time we invest in them. We refer to these companies as "target" or "middle market" companies and these investments as "middle market investments".

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

        We have been organized as a closed-end investment company since April 13, 2004 and have filed an election to be treated as a business development company under the Investment Company Act of 1940 (the "1940 Act"). We are a non-diversified company within the meaning of the 1940 Act. Our headquarters are located at 10 East 40th Street, 44th Floor, New York, NY 10016, and our telephone number is (212) 448-0702. Our investment adviser is Prospect Capital Management LLC.

Our Investment Objective and Policies

        Our investment objective is to generate both current income and long-term capital appreciation through debt and equity investments. We focus on making investments in private companies. We are a non-diversified company within the meaning of the 1940 Act.

        We invest primarily in first and second lien senior loans and mezzanine debt. First and second lien senior loans generally are senior debt instruments that rank ahead of subordinated debt of a given portfolio company. These loans also have the benefit of security interests on the assets of the portfolio company, which may rank ahead of or be junior to other security interests. Mezzanine debt and our investments in CLOs are subordinated to senior loans and are generally unsecured. Our investments have generally ranged between $5 million and $250 million each, although the investment size may be more or less than this range. Our investment sizes are expected to grow as our capital base expands.

        We also acquire controlling interests in companies in conjunction with making secured debt investments in such companies. These may be in several industries, including industrial, service, real estate and financial businesses.

        We seek to maximize returns and minimize risk for our investors by applying rigorous analysis to make and monitor our investments. While the structure of our investments varies, we can invest in senior secured debt, senior unsecured debt, subordinated secured debt, subordinated unsecured debt, mezzanine debt, convertible debt, convertible preferred equity, preferred equity, common equity, warrants and other instruments, many of which generate current yield. While our primary focus is to seek current income through investment in the debt and/or dividend-paying equity securities of eligible privately-held, thinly-traded or distressed companies and long-term capital appreciation by acquiring accompanying warrants, options or other equity securities of such companies, we may invest up to 30% of the portfolio in opportunistic investments in order to seek enhanced returns for stockholders. Such investments may include investments in the debt and equity instruments of broadly-traded public companies. We expect that these public companies generally will have debt securities that are non-investment grade. Such investments may also include purchases (either in the primary or secondary markets) of the equity and junior debt tranches of a type of such pools known as CLOs. Structurally, CLOs are entities that are formed to hold a portfolio of senior secured loans ("Senior Secured Loans") made to companies whose debt is rated below investment grade or, in limited circumstances, unrated . The Senior Secured Loans within a CLO are limited to Senior Secured Loans which meet specified credit and diversity criteria and are subject to concentration limitations in order to create an investment portfolio that is diverse by Senior Secured Loan, borrower, and industry, with limitations on non-U.S. borrowers. Within this 30% basket, we have and may make additional investments in debt and equity securities of financial companies and companies located outside of the United States.

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

        We plan to hold many of our investments to maturity or repayment, but will sell an investment earlier if a liquidity event takes place, such as the sale or recapitalization of a portfolio company, or if we determine a sale of such investment to be in our best interest.

        We have qualified and elected to be treated for U.S. Federal income tax purposes as a Registered Investment Company ("RIC"), under Subchapter M of the Code. As a RIC, we generally do not have to pay corporate-level U.S. Federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each taxable year, at least 90% of our "investment company taxable income," which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses.

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

Investment Valuation

        To value our assets, we follow the guidance of Accounting Standards Codification ("ASC") 820 that defines fair value, establishes a framework for measuring fair value in conformity with accounting principles generally accepted in the United States or America, or GAAP, and requires disclosures about fair value measurements.

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

  3)
  the Audit Committee of our Board of Directors reviews and discusses the preliminary valuation of the Investment Adviser and that of the independent valuation firms; and

  4)
  the Board of Directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of the Investment Adviser, the respective independent valuation firm and the Audit Committee.

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

        For a discussion of the risks inherent in determining the value of securities for which readily available market values do not exist, see "Risk Factors—Risks relating to our business—Most of our portfolio investments are recorded at fair value as determined in good faith under the direction of our Board of Directors and, as a result, there is uncertainty as to the value of our portfolio investments."

Valuation of Other Financial Assets and Financial Liabilities

        ASC Subtopic 820-10-05-1, The Fair Value Option for Financial Assets and Financial Liabilities, ("ASC 820-10-05-1") permits an entity to elect fair value as the initial and subsequent measurement attribute for many assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. We have elected not to value some assets and liabilities at fair value as would be permitted by ASC 820-10-05-1.

Managerial Assistance

        As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Prospect Administration provides such managerial assistance on our behalf to portfolio companies when we are required to provide this assistance. We are also deemed to be providing managerial assistance to all portfolio companies that we control, either by ourselves or in conjunction with others.

Investment Adviser

        Prospect Capital Management manages our investments as the Investment Adviser. Prospect Capital Management is a Delaware limited liability corporation that has been registered as an investment adviser under the Investment Adviser Act of 1940 (the "Advisers Act") since March 31, 2004. Prospect Capital Management is led by John F. Barry III and M. Grier Eliasek, two senior executives with significant investment advisory and business experience. Both Messrs. Barry and Eliasek spend a significant amount of their time in their roles at Prospect Capital Management working on the Company's behalf. The principal executive offices of Prospect Capital Management are 10 East 40th Street, 44th Floor, New York, NY 10016. We depend on the due diligence, skill and network of business contacts of the senior management of the Investment Adviser. We also depend, to a significant extent, on the Investment Adviser's investment professionals and the information and deal flow generated by those investment professionals in the course of their investment and portfolio management activities. The Investment Adviser's senior management team evaluates, negotiates, structures, closes, monitors and services our investments. Our future success depends to a significant extent on the continued service of the senior management team, particularly John F. Barry III and M. Grier Eliasek. The departure of any of the senior managers of the Investment Adviser could have a materially adverse effect on our ability to achieve our investment objective. In addition, we can offer no assurance that Prospect Capital Management will remain the Investment Adviser or that we will continue to have access to its investment professionals or its information and deal flow. Under the Investment Advisory Agreement, we pay Prospect Capital Management investment advisory fees, which consist of an annual base management fee based on our gross assets as well as a two-part incentive fee based on our performance. Mr. Barry currently controls Prospect Capital Management.

Investment Advisory Agreement

Terms

        We have entered into an investment advisory and management agreement (the "Investment Advisory Agreement") with Prospect Capital Management, under which the Investment Adviser, subject to the overall supervision of our Board of Directors, manages our day-to-day operations and provides us with investment advisory services. Under the terms of the Investment Advisory Agreement, the Investment Adviser: (i) determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes, (ii) identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); and (iii) closes and monitors investments we make.

        Prospect Capital Management's services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. For providing these services, the Investment Adviser receives a fee from us, consisting of two components: a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.00% on our gross assets (including amounts borrowed). For services currently rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial month or quarter are appropriately prorated.

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

  Hurdle rate(1) = 1.75%

  Base management fee(2) = 0.50%

  Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%

  Pre-incentive fee net investment income (investment income - (base management fee + other expenses)) = 2.00%

  Pre-incentive net investment income exceeds hurdle rate, therefore there is an income incentive fee payable by us to the Investment Adviser.

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

  Hurdle rate(1) = 1.75%

  Base management fee(2) = 0.50%

  Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%

  Pre-incentive fee net investment income (investment income - (base management fee + other expenses)) = 2.30%

  Pre-incentive net investment income exceeds hurdle rate, therefore there is an income incentive fee payable by us to the Investment Adviser.

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

Duration and Termination

        The Investment Advisory Agreement was originally approved by our Board of Directors on June 23, 2004 and was recently re-approved by the Board of Directors on May 3, 2013 for an additional one-year term expiring June 22, 2014. Unless terminated earlier as described below, it will remain in effect from year to year thereafter if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon not more than 60 days' written notice to the other. See "Risk factors—Risks relating to our business—We are dependent upon Prospect Capital Management's key management personnel for our future success."

Indemnification

        The Investment Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, Prospect Capital Management and its officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys' fees and amounts reasonably paid in settlement) arising from the rendering of Prospect Capital Management's services under the Investment Advisory Agreement or otherwise as the Investment Adviser.

Administration Agreement

        We have also entered into an administration agreement (the "Administration Agreement") with Prospect Administration under which Prospect Administration, among other things, provides (or arranges for the provision of) administrative services and facilities for us. For providing these services, we reimburse Prospect Administration for our allocable portion of overhead incurred by Prospect Administration in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of Brian H. Oswald, our chief financial officer and chief compliance officer, and his staff, including the internal legal staff. Under this agreement, Prospect Administration furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Prospect Administration also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the Securities and Exchange Commission, or the SEC. In addition, Prospect Administration assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, Prospect Administration also provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days' written notice to the other party. Prospect Administration is a wholly owned subsidiary of the Investment Adviser.

        We reimbursed Prospect Administration $8.7 million, $6.8 million and $4.9 million for the twelve months ended June 30, 2013, June 30, 2012 and June 30, 2011, respectively, for services it provided to the Company at cost.

Payment of Our Expenses

        All investment professionals of the Investment Adviser and its respective staff, when and to the extent engaged in providing investment advisory and management services, and the compensation and routine overhead expenses of such personnel allocable to such services, will be provided and paid for by the Investment Adviser. We bear all other costs and expenses of our operations and transactions, including those relating to: organization and offering; calculation of our net asset value (including the cost and expenses of any independent valuation firm); expenses incurred by Prospect Capital Management payable to third parties, including agents, consultants or other advisers (such as independent valuation firms, accountants and legal counsel), in monitoring our financial and legal affairs and in monitoring our investments and performing due diligence on our prospective portfolio companies; interest payable on debt, if any, and dividends payable on preferred stock, if any, incurred to finance our investments; offerings of our debt, our preferred shares, our common stock and other securities; investment advisory fees; fees payable to third parties, including agents, consultants or other advisors, relating to, or associated with, evaluating and making investments; transfer agent and custodial fees; registration fees; listing fees; taxes; independent directors' fees and expenses; costs of preparing and filing reports or other documents with the SEC; the costs of any reports, proxy statements or other notices to stockholders, including printing costs; our allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; direct costs and expenses of administration, including auditor and legal costs; and all other expenses incurred by us, by the Investment Adviser or by Prospect Administration in connection with administering our business, such as our allocable portion of overhead under the administration agreement, including rent and our allocable portion of the costs of our chief compliance officer and chief financial officer and their respective staffs under the sub-administration agreement, as further described below.

License Agreement

        We entered into a license agreement with Prospect Capital Management, pursuant to which Prospect Capital Management agreed to grant us a nonexclusive, royalty free license to use the name "Prospect Capital." Under this agreement, we have a right to use the Prospect Capital name, for so long as Prospect Capital Management or one of its affiliates remains the Investment Adviser. Other than with respect to this limited license, we have no legal right to the Prospect Capital name. This license agreement will remain in effect for so long as the Investment Advisory Agreement with the Investment Adviser is in effect.

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

        Most of the investments in our portfolio do not have market quotations which are readily available, meaning the investments do not have actively traded markets. Debt and equity securities for which market quotations are not readily available are valued with the assistance of an independent valuation service using a documented valuation policy and a valuation process that is consistently applied under the direction of our Board of Directors. For a discussion of the risks inherent in determining the value of securities for which readily available market values do not exist, see "Risk Factors—Risks Relating to Our Business—Most of our portfolio investments are recorded at fair value as determined in good faith under the direction of our Board of Directors and, as a result, there is uncertainty as to the value of our portfolio investments."

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

        As part of the fair valuation process, the independent valuation firm engaged by the Board of Directors performs a review of each debt and equity investment requiring fair valuation and provides a range of values for each investment, which, along with management's valuation recommendations, is reviewed by our Audit Committee. Management and the independent valuation firm may adjust their preliminary evaluations to reflect comments provided by our Audit Committee. The Audit Committee reviews the final valuation report and management's valuation recommendations and makes a recommendation to the Board of Directors based on its analysis of the methodologies employed and the various weights that should be accorded to each portion of the valuation as well as factors that the independent valuation firm and management may not have included in their evaluation processes. The Board of Directors then evaluates the Audit Committee recommendations and undertakes a similar analysis to determine the fair value of each investment in the portfolio in good faith.

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

Election To Be Taxed As A RIC

        As a business development company, we have elected and intend to continue to qualify to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally are not subject to corporate-level U.S. Federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our "investment company taxable income," which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, or the Annual Distribution Requirement.

Taxation as a RIC

        In order to qualify as a RIC for U.S. Federal income tax purposes, we must, among other things:

  •
  qualify to be treated as a business development company or be registered as a management investment company under the 1940 Act at all times during each taxable year;

  •
  derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock or other securities or currencies or other income derived with respect to our business of investing in such stock, securities or currencies and net income derived from an interest in a "qualified publicly traded partnership" (as defined in the Code), or the 90% Income Test; and

  •
  diversify our holdings so that at the end of each quarter of the taxable year:

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

        If we fail to satisfy the Annual Distribution Requirement or otherwise fail to qualify as a RIC in any taxable year, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would we be required to make distributions. Distributions would generally be taxable to our individual and other non-corporate taxable stockholders as ordinary dividend income eligible for the reduced maximum rate applicable to qualified dividend income to the extent of our current and accumulated earnings and profits, provided certain holding period and other requirements are met. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. To qualify again to be taxed as a RIC in a subsequent year, we would be required to distribute to our shareholders our accumulated earnings and profits attributable to non-RIC years reduced by an interest charge on 50% of such earnings and profits payable by us as an additional tax. In addition, if we failed to qualify as a RIC for a period greater than two taxable years, then, in order to qualify as a RIC in a subsequent year, we would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of ten years.

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

Taxation of U.S. Stockholders

        Distributions by us generally are taxable to U.S. Stockholders as ordinary income or capital gains. Distributions of our "investment company taxable income" (which is, generally, our ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses) will be taxable as ordinary income to U.S. Stockholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional common stock. Provided that certain holding period and other requirements are met, such distributions (if designated by us) may qualify (i) for the dividends received deduction available to corporations, but only to the extent that our income consists of dividend income from U.S. corporations and (ii) in the case of individual shareholders, as qualified dividend income eligible to be taxed at long-term capital gain rates to the extent that we receive qualified dividend income (generally, dividend income from taxable domestic corporations and certain qualified foreign corporations). There can be no assurance as to what portion, if any, of our distributions will qualify for favorable treatment as qualified dividend income.

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

        Certain U.S. Stockholders who are individuals, estates or trusts and whose income exceeds certain thresholds will be required to pay a 3.8% Medicare tax on all or a portion of their "net investment income," which includes dividends received from us and capital gains from the sale or other disposition of our stock.

        We will send to each of our U.S. Stockholders, as promptly as possible after the end of each calendar year, a notice detailing, on a per share basis, the amounts includible in such U.S. Stockholder's taxable income for such year as ordinary income and as long-term capital gain. In addition, the amount and the U.S. federal tax status of each year's distributions generally will be reported to the IRS. Distributions may also be subject to additional state, local and foreign taxes depending on a U.S. Stockholder's particular situation.

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

        For our taxable years beginning before January 1, 2014 (and, if extended as has happened in the past, for taxable years covered by such extension), properly reported distributions to Non-U.S. Stockholders are generally exempt from U.S. federal withholding tax where they (i) are paid in respect of our "qualified net interest income" (generally, our U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we are at least a 10% shareholder, reduced by expenses that are allocable to such income) or (ii) are paid in respect of our "qualified short-term capital gains" (generally, the excess of our net short-term capital gain over our long-term capital loss for such taxable year). There can be no assurance as to whether this provision will be extended. In addition, depending on our circumstances, we may report all, some or none of our potentially eligible dividends as such qualified net interest income or as qualified short-term capital gains, and/or treat such dividends, in whole or in part, as ineligible for this exemption from withholding. In order to qualify for this exemption from withholding, a Non-U.S. Stockholder needs to comply with applicable certification requirements relating to its non-U.S. status (including, in general, furnishing an IRS Form W-8BEN or substitute Form). In the case of shares held through an intermediary, the intermediary may withhold even if we report the payment as qualified net interest income or qualified short-term capital gain. Non-U.S. Stockholders should contact their intermediaries with respect to the application of these rules to their accounts. There can be no assurance as to what portion of our distributions will qualify for favorable treatment as qualified net interest income or qualified short-term capital gains.

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

        In addition, after June 30, 2014, withholding at a rate of 30% will be required on dividends in respect of, and after December 31, 2016, withholding at a rate of 30% will be required on gross proceeds from the sale of, shares of our stock held by or through certain foreign financial institutions (including investment funds), unless such institution enters into an agreement with the Secretary of the Treasury to report, on an annual basis, information with respect to interests in, and accounts maintained by, the institution to the extent such interests or accounts are held by certain U.S. persons or by certain non-U.S. entities that are wholly or partially owned by U.S. persons and to withhold on certain payments. Accordingly, the entity through which our shares are held will affect the determination of whether such withholding is required. An intergovernmental agreement between the

United States and an applicable foreign country, or future Treasury regulations or other guidance, may modify these requirements. Similarly, dividends in respect of, and gross proceeds from the sale of, our shares held by an investor that is a non-financial non-U.S. entity that does not qualify under certain exemptions will be subject to withholding at a rate of 30%, unless such entity either (i) certifies to us that such entity does not have any "substantial United States owners" or (ii) provides certain information regarding the entity's "substantial United States owners," which we will in turn provide to the Internal Revenue Service. We will not pay any additional amounts to stockholders in respect of any amounts withheld. Non-U.S. Stockholders are encouraged to consult their tax advisors regarding the possible implications of the legislation on their investment in our shares.

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

Failure to Obtain RIC Tax Treatment

        If we were unable to obtain tax treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions would generally be taxable to our stockholders as ordinary dividend income eligible for the reduced maximum rate applicable for qualified dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction.

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

        We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an "underwriter" as that term is defined in the Securities Act of 1933 (the "Securities Act"). Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate and other market fluctuations. However, in connection with an investment or acquisition financing of a portfolio company, we may purchase or otherwise receive warrants to purchase the common stock of the portfolio company. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except with respect to money market funds, we generally cannot acquire more than 3% of the voting stock of any registered investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments subject our stockholders indirectly to additional expenses. None of these policies are fundamental and may be changed without stockholder approval.

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

Managerial Assistance to Portfolio Companies

        In order to count portfolio securities as qualifying assets for the purpose of the 70% test, a business development company must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the business development company purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available significant managerial assistance means, among other things, exercising control, either on its own or together with others, over a portfolio company, or any arrangement whereby the business development company, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

        Pending investment in other types of "qualifying assets," as described above, our investments may consist of cash, cash equivalents, including money market funds, U.S. government securities or high quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in money market funds, U.S. treasury bills or in repurchase agreements that are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC for U.S. Federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

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

Code of Ethics

        We, Prospect Capital Management and Prospect Administration have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code's requirements. For information on how to obtain a copy of each code of ethics, see "Available Information."

Compliance Policies and Procedures

        We and the Investment Adviser have adopted and implemented written policies and procedures reasonably designed to prevent violation of the U.S. Federal securities laws, and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation, and to designate a Chief Compliance Officer to be responsible for administering the policies and procedures. Brian H. Oswald serves as our Chief Compliance Officer.

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

  •
  copies of its proxy voting policies and procedures;

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

Forward Looking Information

        Our annual report on Form l0-K for the year ended June 30, 2013, any of our quarterly reports on Form 10-Q or current reports on Form 8-K, or any other oral or written statements made in press releases or otherwise by or on behalf of Prospect Capital Corporation may contain forward looking statements within the meaning of the Section 21E of the Securities and Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward looking statements predict or describe our future operations, business plans, business and investment strategies and portfolio management and the performance of our investments and our investment management business. These forward looking statements are identified by their use of such terms and phrases as "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projected," "projections," "plans," "seeks," "anticipates," "anticipated," "should," "could," "may," "will," "designed to," "foreseeable future," "believe," "believes" and "scheduled" and similar expressions. Our actual results or outcomes may differ materially from those anticipated. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made. We undertake no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

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

  •
  the ability of the Investment Adviser to locate suitable investments for us and to monitor and administer our investments.;

  •
  authoritative generally accepted accounting principles or policy changes from such standard-setting bodies as the Financial Accounting Standards Board, the Securities and Exchange Commission, Internal Revenue Service, the NASDAQ Global Select Market, and other authorities that we are subject to, as well as their counterparts in any foreign jurisdictions where we might do business; and

  •
  the risk factors set forth below.

Risks Relating to Our Business

Capital markets could experience a period of disruption and instability. Such market conditions have historically and could again have a material and adverse effect on debt and equity capital markets in the United States and abroad, which had, and may in the future have, a negative impact on our business and operations.

        The global capital markets have historically experienced an extended period of instability as evidenced by the periodic disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of certain major financial institutions. Despite actions of the U.S. federal government and foreign governments during such period, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While recent market conditions have improved, there can be no assurance that adverse market conditions will not repeat themselves or worsen in the future. If these adverse and volatile market conditions repeat themselves or worsen in the future, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital in order to grow. Equity capital may be difficult to raise because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. At our annual meeting of stockholders held on December 7, 2012, subject to the condition that the maximum number of shares salable below net asset value pursuant to this authority in any particular offering that could result in such dilution is limited to 25% of our then outstanding common stock immediately prior to each such offering, our stockholders approved our ability to sell or otherwise issue shares of our common stock at a price below its then current net asset value per share for a twelve month period expiring on the anniversary of the date of stockholder approval. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as calculated in accordance with the Investment Company Act, must equal at least 200% immediately after each time we incur indebtedness. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

        Moreover, the re-appearance of market conditions similar to those experienced from 2007 through 2009 for any substantial length of time could make it difficult to extend the maturity of or refinance our existing indebtedness under similar terms and any failure to do so could have a material adverse effect on our business.

        Given the extreme volatility and dislocation that the capital markets have historically experienced, many BDCs have faced, and may in the future face, a challenging environment in which to raise or access capital. In addition, significant changes in the capital markets, including the extreme volatility and disruption over the past several years, has had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can adversely affect our investment valuations. Further, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required. As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital could have a material adverse impact on our business, financial condition or results of operations.

        The current financial market situation, as well as various social and political tensions in the United States and around the world, particularly in the Middle East, may continue to contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause further economic uncertainties or deterioration in the United States and worldwide. Since 2010, several European Union ("EU") countries, including Greece, Ireland, Italy, Spain, and Portugal have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is continued concern about national-level support for the euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. We do not know how long the financial markets will continue to be affected by these events and cannot predict the effects of these or similar events in the future on the United States economy and securities markets or on our investments. We monitor developments and seeks to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that it will be successful in doing so; and we may not timely anticipate or manage existing, new or additional risks, contingencies or developments, including regulatory developments in the current or future market environment.

We may suffer credit losses.

        Investment in small and middle-market companies is highly speculative and involves a high degree of risk of credit loss. These risks are likely to increase during volatile economic periods, such as the U.S. and many other economies have recently been experiencing. See "Risks Related to Our Investments."

Our financial condition and results of operations will depend on our ability to manage our future growth effectively.

        Prospect Capital Management has been registered as an investment adviser since March 31, 2004, and we have been organized as a closed-end investment company since April 13, 2004. Our ability to achieve our investment objective depends on our ability to grow, which depends, in turn, on the Investment Adviser's ability to continue to identify, analyze, invest in and monitor companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of the Investment Adviser's structuring of investments, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. As we continue to grow, Prospect Capital Management will need to continue to hire, train, supervise and manage new employees. Failure to manage our future growth effectively could have a materially adverse effect on our business, financial condition and results of operations.

We are dependent upon Prospect Capital Management's key management personnel for our future success.

        We depend on the diligence, skill and network of business contacts of the senior management of the Investment Adviser. We also depend, to a significant extent, on the Investment Adviser's access to the investment professionals and the information and deal flow generated by these investment professionals in the course of their investment and portfolio management activities. The senior management team of the Investment Adviser evaluates, negotiates, structures, closes, monitors and services our investments. Our success depends to a significant extent on the continued service of the senior management team, particularly John F. Barry III and M. Grier Eliasek. The departure of any of the senior management team could have a materially adverse effect on our ability to achieve our investment objective. In addition, we can offer no assurance that Prospect Capital Management will remain the Investment Adviser or that we will continue to have access to its investment professionals or its information and deal flow.

We operate in a highly competitive market for investment opportunities.

        A number of entities compete with us to make the types of investments that we make in middle-market companies. We compete with other BDCs, public and private funds, commercial and investment banks, commercial financing companies, insurance companies, hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC and that the Code imposes on us as a RIC. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to pursue attractive investment opportunities from time to time.

        We do not seek to compete primarily based on the interest rates we offer and we believe that some of our competitors may make loans with interest rates that are comparable to or lower than the rates we offer. Rather, we compete with our competitors based on our existing investment platform, seasoned investment professionals, experience and focus on middle-market companies, disciplined investment philosophy, extensive industry focus and flexible transaction structuring.

        We may lose investment opportunities if we do not match our competitors' pricing, terms and structure. If we match our competitors' pricing, terms and structure, we may experience decreased net interest income and increased risk of credit loss. As a result of operating in such a competitive environment, we may make investments that are on less favorable terms than what we may have originally anticipated, which may impact our return on these investments.

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

        A portion of the debt investments we make bears interest at fixed rates and other debt investments bear interest at variable rates with floors and the value of these investments could be negatively affected by increases in market interest rates. In addition, as the interest rate on our revolving credit facility is at a variable rate based on an index, an increase in interest rates would make it more expensive to use debt to finance our investments. As a result, an increase in market interest rates could both reduce the value of our portfolio investments and increase our cost of capital, which could reduce our net investment income or net increase in net assets resulting from operations.

We need to raise additional capital to grow because we must distribute most of our income.

        We need additional capital to fund growth in our investments. A reduction in the availability of new capital could limit our ability to grow. We must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders to maintain our status as a regulated investment company, or RIC, for U.S. federal income tax purposes. As a result, such earnings are not available to fund investment originations. We have sought additional capital by borrowing from financial institutions and may issue debt securities or additional equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, we could be limited in our ability to grow, which may have an adverse effect on the value of our common stock. In addition, as a business development company, we generally may not borrow money or issue debt securities or issue preferred stock unless immediately thereafter our ratio of total assets to total borrowings and other senior securities is at least 200%. This may restrict our ability to obtain additional leverage in certain circumstances.

We may experience fluctuations in our quarterly results.

        We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest or dividend rates payable on the debt or equity securities we hold, the default rate on debt securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets, and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Our most recent NAV was calculated on June 30, 2013 and our NAV when calculated effective September 30, 2013 and thereafter may be higher or lower.

        Our most recently estimated NAV per share is $10.73 on an as adjusted basis solely to give effect to our issuance of common stock since June 30, 2013 in connection with our dividend reinvestment plan, shares issued in connection with investment transactions, and our issuance of 9,818,907 shares of common stock during the period from July 1, 2013 to August 21, 2013 under our at-the-market program (the "ATM Program"), $0.01 higher than the $10.72 determined by us as of June 30, 2013. NAV per share as of September 30, 2013 may be higher or lower than $10.73 based on potential changes in valuations, issuances of securities, dividends paid and earnings for the quarter then ended. Our Board of Directors has not yet determined the fair value of portfolio investments at any date subsequent to June 30, 2013. Our Board of Directors determines the fair value of our portfolio investments on a quarterly basis in connection with the preparation of quarterly financial statements and based on input from independent valuation firms, the Investment Adviser, the Administrator and the Audit Committee of our Board of Directors.

The Investment Adviser's liability is limited under the Investment Advisory Agreement, and we are required to indemnify the Investment Adviser against certain liabilities, which may lead the Investment Adviser to act in a riskier manner on our behalf than it would when acting for its own account.

        The Investment Adviser has not assumed any responsibility to us other than to render the services described in the Investment Advisory Agreement, and it will not be responsible for any action of our Board of Directors in declining to follow the Investment Adviser's advice or recommendations. Pursuant to the Investment Advisory Agreement, the Investment Adviser and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entity affiliated with it will not be liable to us for their acts under the Investment Advisory Agreement, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have agreed to indemnify, defend and protect the Investment Adviser and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entity affiliated with it with respect to all damages, liabilities, costs and expenses resulting from acts of the Investment Adviser not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties under the Investment Advisory Agreement. These protections may lead the Investment Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.

Potential conflicts of interest could impact our investment returns.

        Our executive officers and directors, and the executive officers of the Investment Adviser, may serve as officers, directors or principals of entities that operate in the same or related lines of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our best interests or those of our stockholders. Nevertheless, it is possible that new investment opportunities that meet our investment objective may come to the attention of one of these entities in connection with another investment advisory client or program, and, if so, such opportunity might not be offered, or otherwise made available, to us. However, as an investment adviser, Prospect Capital Management has a fiduciary obligation to act in the best interests of its clients, including us. To that end, if Prospect Capital Management or its affiliates manage any additional investment vehicles or client accounts in the future, Prospect Capital Management will endeavor to allocate investment opportunities in a fair and equitable manner over time so as not to discriminate unfairly against any client. If Prospect Capital Management chooses to establish another investment fund in the future, when the investment professionals of Prospect Capital Management identify an investment, they will have to choose which investment fund should make the investment.

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

        The Investment Adviser receives a quarterly income incentive fee based, in part, on our pre-incentive fee net investment income, if any, for the immediately preceding calendar quarter. This income incentive fee is subject to a fixed quarterly hurdle rate before providing an income incentive fee return to Prospect Capital Management. This fixed hurdle rate was determined when then current interest rates were relatively low on a historical basis. Thus, if interest rates rise, it would become easier for our investment income to exceed the hurdle rate and, as a result, more likely that Prospect Capital Management will receive an income incentive fee than if interest rates on our investments remained constant or decreased. Subject to the receipt of any requisite stockholder approval under the 1940 Act, our Board of Directors may adjust the hurdle rate by amending the Investment Advisory Agreement.

        The income incentive fee payable by us is computed and paid on income that may include interest that has been accrued but not yet received in cash. If a portfolio company defaults on a loan that has a deferred interest feature, it is possible that interest accrued under such loan that has previously been included in the calculation of the income incentive fee will become uncollectible. If this happens, Prospect Capital Management is not required to reimburse us for any such income incentive fee payments. If we do not have sufficient liquid assets to pay this incentive fee or distributions to stockholders on such accrued income, we may be required to liquidate assets in order to do so. This fee structure could give rise to a conflict of interest for Prospect Capital Management to the extent that it may encourage Prospect Capital Management to favor debt financings that provide for deferred interest, rather than current cash payments of interest.

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

        The incentive fee payable by us to Prospect Capital Management may create an incentive for the Investment Adviser to make investments on our behalf that are more speculative or involve more risk than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable is determined (calculated as a percentage of the return on invested capital) may encourage the Investment Adviser to use leverage to increase the return on our investments. Increased use of leverage and this increased risk of replacement of that leverage at maturity would increase the likelihood of default, which would disfavor holders of our common stock. Similarly, because the Investment Adviser will receive an incentive fee based, in part, upon net capital gains realized on our investments, the Investment Adviser may invest more than would otherwise be appropriate in companies whose securities are likely to yield capital gains, as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

        The incentive fee payable by us to Prospect Capital Management could create an incentive for the Investment Adviser to invest on our behalf in instruments, such as zero coupon bonds, that have a deferred interest feature. Under these investments, we would accrue interest income over the life of the investment but would not receive payments in cash on the investment until the end of the term. Our net investment income used to calculate the income incentive fee, however, includes accrued interest. For example, accrued interest, if any, on our investments in zero coupon bonds will be included in the calculation of our incentive fee, even though we will not receive any cash interest payments in respect of payment on the bond until its maturity date. Thus, a portion of this incentive fee would be based on income that we may not have yet received in cash in the event of default may never receive.

We may be obligated to pay our Investment Adviser incentive compensation even if we incur a loss.

        The Investment Adviser is entitled to incentive compensation for each fiscal quarter based, in part, on our pre-incentive fee net investment income if any, for the immediately preceding calendar quarter above a performance threshold for that quarter. Accordingly, since the performance threshold is based on a percentage of our net asset value, decreases in our net asset value make it easier to achieve the performance threshold. Our pre-incentive fee net investment income for incentive compensation purposes excludes realized and unrealized capital losses or depreciation that we may incur in the fiscal quarter, even if such capital losses or depreciation result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay the Investment Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter.

The Investment Adviser and Administrator have the right to resign on 60 days' notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our business, financial condition and results of operations.

        The Investment Adviser and Administrator have the right, under the Investment Advisory Agreement and Administration Agreement, respectively, to resign at any time upon not less than 60 days' written notice, whether we have found a replacement or not. If the Investment Adviser or Administrator resigns, we may not be able to find a replacement or hire internal management or administration with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our business, financial condition and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities or our internal administration activities, as applicable, is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Investment Adviser and its affiliates or the Administrator and its affiliates. Even if we are able to retain comparable management or administration, whether internal or external, the integration of such management or administration and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition and results of operations.

Changes in the laws or regulations governing our business or the businesses of our portfolio companies and any failure by us or our portfolio companies to comply with these laws or regulations, could negatively affect the profitability of our operations or of our portfolio companies.

        We are subject to changing rules and regulations of federal and state governments, as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and The NASDAQ Global Select Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations. In particular, changes in the laws or regulations or the interpretations of the laws and regulations that govern BDCs, RICs or non-depository commercial lenders could significantly affect our operations and our cost of doing business. We are subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions that affect our operations, including our loan originations, maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure procedures and other trade practices. If these laws, regulations or decisions change, or if we expand our business into jurisdictions that have adopted more stringent requirements than those in which we currently conduct business, we may have to incur significant expenses in order to comply, or we might have to restrict our operations. In addition, if we do not comply with applicable laws, regulations and decisions, we may lose licenses needed for the conduct of our business and be subject to civil fines and criminal penalties, any of which could have a material adverse effect upon our business, financial condition and results of operations.

Foreign and domestic political risk may adversely affect our business.

        We are exposed to political risk to the extent that Prospect Capital Management, on its behalf and subject to its investment guidelines, transacts in securities in the U.S. and foreign markets. The governments in any of these jurisdictions could impose restrictions, regulations or other measures, which may have a material adverse impact on our strategy.

Risks Relating to Our Operation as a Business Development Company

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.

        As a BDC, we may not acquire any assets other than "qualifying assets" unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could be found to be in violation of the 1940 Act provisions applicable to BDCs, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify as a RIC, we will have to pay corporate-level taxes on our income, and our income available for distribution would be reduced.

        To maintain our qualification for U.S. federal income tax purposes as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code, and obtain RIC tax treatment, we must meet certain source of income, asset diversification and annual distribution requirements.

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

        Since in some cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty distributing at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, as required to maintain RIC tax treatment. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify for RIC treatment and thus become subject to corporate-level income tax. See "Business—Tax Considerations" and "Business—Regulation as a Business Development Company".

Regulations governing our operation as a business development company affect our ability to raise, and the way in which we raise, additional capital.

        We have incurred indebtedness under our revolving credit facility and through the issuance of the Notes and, in the future, may issue preferred stock or debt securities and/or borrow additional money from banks or other financial institutions, which we refer to collectively as "senior securities," up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a BDC, to incur indebtedness or issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test, which would prohibit us from paying dividends in cash or other property and could prohibit us from qualifying as a RIC. If we cannot satisfy this test, we may be required to sell a portion of our investments or sell additional shares of common stock at a time when such sales may be disadvantageous in order to repay a portion of our indebtedness or otherwise increase our net assets. In addition, issuance of additional common stock could dilute the percentage ownership of our current stockholders in us.

        As a BDC regulated under provisions of the 1940 Act, we are not generally able to issue and sell our common stock at a price below the current net asset value per share without stockholder approval. If our common stock trades at a discount to net asset value, this restriction could adversely affect our ability to raise capital. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of our common stock in certain circumstances, including if (i)(1) the holders of a majority of our shares (or, if less, at least 67% of a quorum consisting of a majority of our shares) and a similar majority of the holders of our shares who are not affiliated persons of us approve the sale of our common stock at a price that is less than the current net asset value, and (2) a majority of our Directors who have no financial interest in the transaction and a majority of our independent Directors (a) determine that such sale is in our and our stockholders' best interests and (b) in consultation with any underwriter or underwriters of the offering, make a good faith determination as of a time either immediately prior to the first solicitation by us or on our behalf of firm commitments to purchase such shares, or immediately prior to the issuance of such shares, that the price at which such shares are to be sold is not less than a price which closely approximates the market value of such shares, less any distributing commission or discount or if (ii) a majority of the number of the beneficial holders of our common stock entitled to vote at our annual meeting, without regard to whether a majority of such shares are voted in favor of the proposal, approve the sale of our common stock at a price that is less than the current net asset value per share.

        To generate cash for funding new investments, we pledged a substantial portion of our portfolio investments under our revolving credit facility. These assets are not available to secure other sources of funding or for securitization. Our ability to obtain additional secured or unsecured financing on attractive terms in the future is uncertain.

        Alternatively, we may securitize our future loans to generate cash for funding new investments. See "Securitization of our assets subjects us to various risks."

Securitization of our assets subjects us to various risks.

        We may securitize assets to generate cash for funding new investments. We refer to the term securitize to describe a form of leverage under which a company such as us (sometimes referred to as an "originator" or "sponsor") transfers income producing assets to a single-purpose, bankruptcy-remote subsidiary (also referred to as a "special purpose entity" or SPE), which is established solely for the purpose of holding such assets and entering into a structured finance transaction. The SPE then issues notes secured by such assets. The special purpose entity may issue the notes in the capital markets either publicly or privately to a variety of investors, including banks, non-bank financial institutions and other investors. There may be a single class of notes or multiple classes of notes, the most senior of which carries less credit risk and the most junior of which may carry substantially the same credit risk as the equity of the SPE.

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

        In accordance with the above description, to securitize loans, we may create a wholly owned subsidiary and contribute a pool of our assets to such subsidiary. The SPE may be funded with, among other things, whole loans or interests from other pools and such loans may or may not be rated. The SPE would then sell its notes to purchasers who we would expect to be willing to accept a lower interest rate and the absence of any recourse against us to invest in a pool of income producing assets to which none of our creditors would have access. We would retain all or a portion of the equity in the SPE. An inability to successfully securitize portions of our portfolio or otherwise leverage our portfolio through secured and unsecured borrowings could limit our ability to grow our business and fully execute our business strategy, and could decrease our earnings. However, the successful securitization of portions of our portfolio exposes us to a risk of loss for the equity we retain in the SPE and might expose us to greater risk on our remaining portfolio because the assets we retain may tend to be those that are riskier and more likely to generate losses. A successful securitization may also impose financial and operating covenants that restrict our business activities and may include limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. The 1940 Act may also impose restrictions on the structure of any securitizations.

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

        If the SPE is not consolidated with us, our only interest will be the value of our retained subordinated interest and the income allocated to us, which may be more or less than the cash we receive from the SPE, and none of the SPEs liabilities will be reflected as our liabilities. If the assets of the SPE are not consolidated with our assets and liabilities, then our interest in the SPE may be deemed not to be a qualifying asset for purposes of determining whether 70% of our assets are qualifying assets and the leverage incurred by such SPE may or may not be treated as borrowings by us for purposes of the requirement that we not issue senior securities in an amount in excess of our net assets.

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

        The Investment Adviser may have conflicts of interest with respect to potential securitizations in as much as securitizations that are not consolidated may reduce our assets for purposes of determining its investment advisory fee although in some circumstances the Investment Adviser may be paid certain fees for managing the assets of the SPE so as to reduce or eliminate any potential bias against securitizations.

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

Most of our portfolio investments are recorded at fair value as determined in good faith under the direction of our Board of Directors and, as a result, there is uncertainty as to the value of our portfolio investments.

        A large percentage of our portfolio investments consist of securities of privately held companies. Hence, market quotations are generally not readily available for determining the fair values of such investments. The determination of fair value, and thus the amount of unrealized losses we may incur in any year, is to a degree subjective, and the Investment Adviser has a conflict of interest in making the determination. We value these securities quarterly at fair value as determined in good faith by our Board of Directors based on input from the Investment Adviser, our Administrator, a third party independent valuation firm and our Audit Committee. Our Board of Directors utilizes the services of an independent valuation firm to aid it in determining the fair value of any securities. The types of factors that may be considered in determining the fair values of our investments include the nature and realizable value of any collateral, the portfolio company's ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value by our Board of Directors may differ materially from the values that would have been used if an active market and market quotations existed for these investments. Our net asset value could be adversely affected if the determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

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

        As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our Board of Directors. As part of the valuation process, the types of factors that we may take into account in determining the fair value of our investments include, as relevant and among other factors: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company's ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, merger and acquisition comparables, our principal market (as the reporting entity) and enterprise values. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. The effect of all of these factors on our portfolio can reduce our net asset value by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse impact on our business, financial condition and results of operations.

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

  •
  because many of these companies are privately held companies, public information is generally not available about these companies. As a result, we will depend on the ability of the Investment Adviser to obtain adequate information to evaluate these companies in making investment decisions. If the Investment Adviser is unable to uncover all material information about these companies, it may not make a fully informed investment decision, and we may lose money on our investments;

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

        In addition, our executive officers, directors and the Investment Adviser could, in the ordinary course of business, be named as defendants in litigation arising from proposed investments or from our investments in the portfolio companies.

The lack of liquidity in our investments may adversely affect our business.

        We make investments in private companies. A portion of these investments may be subject to legal and other restrictions on resale, transfer, pledge or other disposition or will otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. In addition, we face other restrictions on our ability to liquidate an investment in a business entity to the extent that we or the Investment Adviser has or could be deemed to have material non-public information regarding such business entity.

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

Investments in equity securities, many of which are illiquid with no readily available market, involve a substantial degree of risk.

        We may purchase common and other equity securities. Although common stock has historically generated higher average total returns than fixed income securities over the long-term, common stock also has experienced significantly more volatility in those returns and in recent years has significantly under performed relative to fixed income securities. The equity securities we acquire may fail to appreciate and may decline in value or become worthless and our ability to recover our investment will depend on our portfolio company's success. Investments in equity securities involve a number of significant risks, including:

  •
  any equity investment we make in a portfolio company could be subject to further dilution as a result of the issuance of additional equity interests and to serious risks as a junior security that will be subordinate to all indebtedness (including trade creditors) or senior securities in the event that the issuer is unable to meet its obligations or becomes subject to a bankruptcy process;

  •
  to the extent that the portfolio company requires additional capital and is unable to obtain it, we may not recover our investment; and

  •
  in some cases, equity securities in which we invest will not pay current dividends, and our ability to realize a return on our investment, as well as to recover our investment, will be dependent on the success of the portfolio company. Even if the portfolio company is successful, our ability to realize the value of our investment may be dependent on the occurrence of a liquidity event, such as a public offering or the sale of the portfolio company. It is likely to take a significant amount of time before a liquidity event occurs or we can otherwise sell our investment. In addition, the equity securities we receive or invest in may be subject to restrictions on resale during periods in which it could be advantageous to sell them.

        There are special risks associated with investing in preferred securities, including:

  •
  preferred securities may include provisions that permit the issuer, at its discretion, to defer distributions for a stated period without any adverse consequences to the issuer. If we own a preferred security that is deferring its distributions, we may be required to report income for tax purposes before we receive such distributions;

  •
  preferred securities are subordinated to debt in terms of priority to income and liquidation payments, and therefore will be subject to greater credit risk than debt;

  •
  preferred securities may be substantially less liquid than many other securities, such as common stock or U.S. government securities; and

  •
  generally, preferred security holders have no voting rights with respect to the issuing company, subject to limited exceptions.

        Additionally, when we invest in first lien senior secured loans (including unitranche loans), second lien senior secured loans or mezzanine debt, we may acquire warrants or other equity securities as well. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

        We may invest, to the extent permitted by law, in the equity securities of investment funds that are operating pursuant to certain exceptions to the Investment Company Act and in advisers to similar investment funds and, to the extent we so invest, will bear our ratable share of any such company's expenses, including management and performance fees. We will also remain obligated to pay management and incentive fees to Prospect Capital Management with respect to the assets invested in the securities and instruments of such companies. With respect to each of these investments, each of our common stockholders will bear his or her share of the management and incentive fee of Prospect Capital Management as well as indirectly bearing the management and performance fees and other expenses of any such investment funds or advisers.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

        If one of our portfolio companies were to go bankrupt, even though we may have structured our interest as senior debt, depending on the facts and circumstances, a bankruptcy court might recharacterize our debt holding as an equity investment and subordinate all or a portion of our claim to that of other creditors. In addition, lenders can be subject to lender liability claims for actions taken by them where they become too involved in the borrower's business or exercise control over the borrower. For example, we could become subject to a lender's liability claim, if, among other things, we actually render significant managerial assistance.

Our portfolio companies may incur debt or issue equity securities that rank equally with, or senior to, our investments in such companies.

        Our portfolio companies may have, or may be permitted to incur, other debt, or issue other equity securities, that rank equally with, or senior to, our investments. By their terms, such instruments may provide that the holders are entitled to receive payment of dividends, interest or principal on or before the dates on which we are entitled to receive payments in respect of our investments. These debt instruments would usually prohibit the portfolio companies from paying interest on or repaying our investments in the event and during the continuance of a default under such debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of securities ranking senior to our investment in that portfolio company typically are entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such holders, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of securities ranking equally with our investments, we would have to share on an equal basis any distributions with other security holders in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

        The rights we may have with respect to the collateral securing any junior priority loans we make to our portfolio companies may also be limited pursuant to the terms of one or more intercreditor agreements (including agreements governing "first out" and "last out" structures) that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that senior obligations are outstanding, we may forfeit certain rights with respect to the collateral to the holders of the senior obligations. These rights may include the right to commence enforcement proceedings against the collateral, the right to control the conduct of such enforcement proceedings, the right to approve amendments to collateral documents, the right to release liens on the collateral and the right to waive past defaults under collateral documents. We may not have the ability to control or direct such actions, even if as a result our rights as junior lenders are adversely affected.

When we are a debt or minority equity investor in a portfolio company, we are often not in a position to exert influence on the entity, and other equity holders and management of the company may make decisions that could decrease the value of our portfolio holdings.

        When we make debt or minority equity investments, we are subject to the risk that a portfolio company may make business decisions with which we disagree and the other equity holders and management of such company may take risks or otherwise act in ways that do not serve our interests. As a result, a portfolio company may make decisions that could decrease the value of our investment.

Our portfolio companies may be highly leveraged.

        Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies' ability to finance their future operations and capital needs. As a result, these companies' flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company's income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

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

        We invest primarily in privately-held companies. Generally, little public information exists about these companies, and we are required to rely on the ability of the Investment Adviser's investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. These companies and their financial information are not subject to the Sarbanes-Oxley Act of 2002 and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investment.

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

        We may employ hedging techniques to minimize certain investment risks, such as fluctuations in interest and currency exchange rates, but we can offer no assurance that such strategies will be effective. If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. Furthermore, our ability to engage in hedging transactions may also be adversely affected by recent rules adopted by the CFTC.

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

Our investments in CLOs may be riskier and less transparent to us and our stockholders than direct investments in the underlying companies.

        We invest in CLOs. Generally, there may be less information available to us regarding the underlying debt investments held by CLOs than if we had invested directly in the debt of the underlying companies. As a result, our stockholders will not know the details of the underlying securities of the CLOs in which we will invest. Our CLO investments are subject to the risk of leverage associated with the debt issued by such CLOs and the repayment priority of senior debt holders in such CLOs. Our investments in portfolio companies may be risky, and we could lose all or part of our investment.

CLOs typically will have no significant assets other than their underlying Senior Secured Loans; payments on CLO investments are and will be payable solely from the cashflows from such Senior Secured Loans.

        CLOs typically will have no significant assets other than their underlying Senior Secured Loans. Accordingly, payments on CLO investments are and will be payable solely from the cashflows from such Senior Secured Loans, net of all management fees and other expenses. Payments to us as a holder of CLO junior securities are and will be made only after payments due on the senior secured notes, and, where appropriate, the junior secured notes, have been made in full. This means that relatively small numbers of defaults of Senior Secured Loans may adversely impact our returns.

Our CLO investments are exposed to leveraged credit risk.

        Generally, we are in a subordinated position with respect to realized losses on the Senior Secured Loans underlying our investments in CLOs. The leveraged nature of CLOs, in particular, magnifies the adverse impact of Senior Secured Loan defaults. CLO investments represent a leveraged investment with respect to the underlying Senior Secured Loans. Therefore, changes in the market value of the CLO investments could be greater than the change in the market value of the underlying Senior Secured Loans, which are subject to credit, liquidity and interest rate risk.

There is the potential for interruption and deferral of cashflow from CLO investments.

        If certain minimum collateral value ratios and/or interest coverage ratios are not met by a CLO, primarily due to Senior Secured Loan defaults, then cashflow that otherwise would have been available to pay distributions to us on our CLO investments may instead be used to redeem any senior notes or to purchase additional Senior Secured Loans, until the ratios again exceed the minimum required levels or any senior notes are repaid in full. This could result in an elimination, reduction or deferral in the distribution and/or principal paid to the holders of the CLO investments, which would adversely impact our returns.

Investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments.

        Our CLO investment strategy involves investments in foreign CLOs. Investing in foreign entities may expose us to additional risks not typically associated with investing in U.S. issuers. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Further, we, and the CLOs in which we invest, may have difficulty enforcing creditor's rights in foreign jurisdictions. In addition, the underlying companies of the CLOs in which we invest may be foreign, which may create greater exposure for us to foreign economic developments.

The payment of underlying portfolio manager fees and other charges on CLO investments could adversely impact our returns.

        We may invest in CLO investments where the underlying portfolio securities may be subject to management, administration and incentive or performance fees, in addition to those payable by us. Payment of such additional fees could adversely impact the returns we achieve.

The inability of a CLO collateral manager to reinvest the proceeds of the prepayment of senior secured loans may adversely affect us.

        There can be no assurance that for any CLO investment, in the event that any of the senior secured loans of a CLO underlying such investment are prepaid, the CLO collateral manager will be able to reinvest such proceeds in new Senior Secured Loans with equivalent investment returns. If the CLO collateral manager cannot reinvest in new Senior Secured Loans with equivalent investment returns, the interest proceeds available to pay interest on the rated liabilities and investments may be adversely affected.

Our CLO investments are subject to prepayments and calls, increasing re-investment risk.

        Our CLO investments and/or the underlying senior secured loans may prepay more quickly than expected, which could have an adverse impact on our value. Prepayment rates are influenced by changes in interest rates and a variety of economic, geographic and other factors beyond our control and consequently cannot be predicted with certainty. In addition, for a CLO collateral manager there is often a strong incentive to refinance well performing portfolios once the senior tranches amortize. The yield to maturity of the investments will depend on the amount and timing of payments of principal on the loans and the price paid for the investments. Such yield may be adversely affected by a higher or lower than anticipated rate of prepayments of the debt.

        Furthermore, our CLO investments generally do not contain optional call provisions, other than a call at the option of the holders of the equity tranches for the senior notes and the junior secured notes to be paid in full after the expiration of an initial period in the deal (referred to as the "non-call period").

        The exercise of the call option is by the relevant percentage (usually a majority) of the holders of the equity tranches and, therefore, where we do not hold the relevant percentage we will not be able to control the timing of the exercise of the call option. The equity tranches also generally have a call at any time based on certain tax event triggers. In any event, the call can only be exercised by the holders of equity tranches if they can demonstrate (in accordance with the detailed provisions in the transaction) that the senior notes and junior secured notes will be paid in full if the call is exercised.

        Early prepayments and/or the exercise of a call option otherwise than at our request may also give rise to increased re-investment risk with respect to certain investments, as we may realize excess cash earlier than expected. If we are unable to reinvest such cash in a new investment with an expected rate of return at least equal to that of the investment repaid, this may reduce our net income and, consequently, could have an adverse impact on our ability to pay dividends.

We have limited control of the administration and amendment of Senior Secured Loans owned by the CLOs in which we invest.

        We are not be able to directly enforce any rights and remedies in the event of a default of a Senior Secured Loan held by a CLO vehicle. In addition, the terms and conditions of the Senior Secured Loans underlying our CLO investments may be amended, modified or waived only by the agreement of the underlying lenders. Generally, any such agreement must include a majority or a super majority (measured by outstanding loans or commitments) or, in certain circumstances, a unanimous vote of the lenders. Consequently, the terms and conditions of the payment obligations arising from Senior Secured Loans could be modified, amended or waived in a manner contrary to our preferences.

We have limited control of the administration and amendment of any CLO in which we invest.

        The terms and conditions of target securities may be amended, modified or waived only by the agreement of the underlying security holders. Generally, any such agreement must include a majority or a super majority (measured by outstanding amounts) or, in certain circumstances, a unanimous vote of the security holders. Consequently, the terms and conditions of the payment obligation arising from the CLOs in which we invest be modified, amended or waived in a manner contrary to our preferences.

Senior Secured Loans of CLOs may be sold and replaced resulting in a loss to us.

        The Senior Secured Loans underlying our CLO investments may be sold and replacement collateral purchased within the parameters set out in the relevant CLO indenture between the CLO and the CLO trustee and those parameters may typically only be amended, modified or waived by the agreement of a majority of the holders of the senior notes and/or the junior secured notes and/or the equity tranche once the CLO has been established. If these transactions result in a net loss, the magnitude of the loss from the perspective of the equity tranche would be increased by the leveraged nature of the investment.

Our financial results may be affected adversely if one or more of our significant equity or junior debt investments in a CLO vehicle defaults on its payment obligations or fails to perform as we expect.

        We expect that a majority of our portfolio will consist of equity and junior debt investments in CLOs, which involve a number of significant risks. CLOs are typically highly levered up to approximately 10 times, and therefore the junior debt and equity tranches that we will invest in are subject to a higher risk of total loss. In particular, investors in CLOs indirectly bear risks of the underlying debt investments held by such CLOs. We will generally have the right to receive payments only from the CLOs, and will generally not have direct rights against the underlying borrowers or the entities that sponsored the CLOs. Although it is difficult to predict whether the prices of indices and securities underlying CLOs will rise or fall, these prices, and, therefore, the prices of the CLOs will be influenced by the same types of political and economic events that affect issuers of securities and capital markets generally.

        The investments we make in CLOs are thinly traded or have only a limited trading market. CLO investments are typically privately offered and sold, in the primary and secondary markets. As a result, investments in CLOs may be characterized as illiquid securities. In addition to the general risks associated with investing in debt securities, CLOs carry additional risks, including, but not limited to: (i) the possibility that distributions from the underlying Senior Secured Loans will not be adequate to make interest or other payments; (ii) the quality of the underlying Senior Secured Loans may decline in value or default; and (iii) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the CLO or unexpected investment results. Further, our investments in equity and junior debt tranches of CLOs are subordinate to the senior debt tranches thereof.

        Investments in structured vehicles, including equity and junior debt instruments issued by CLOs, involve risks, including credit risk and market risk. Changes in interest rates and credit quality may cause significant price fluctuations. Additionally, changes in the underlying Senior Secured Loans held by a CLO may cause payments on the instruments we hold to be reduced, either temporarily or permanently. Structured investments, particularly the subordinated interests in which we invest, are less liquid than many other types of securities and may be more volatile than the Senior Secured Loans underlying the CLOs in which we invest.

Non-investment grade debt involves a greater risk of default and higher price volatility than investment grade debt.

        The Senior Secured Loans underlying our CLO investments typically are BB or B rated (non-investment grade) and in limited circumstances, unrated, Senior Secured Loans. Non-investment grade securities are predominantly speculative with respect to the issuer's capacity to pay interest and repay principal when due and therefore involve a greater risk of default and higher price volatility than investment grade debt.

We will have no influence on management of underlying investments managed by non-affiliated third party CLO collateral managers.

        We are not responsible for and have no influence over the asset management of the portfolios underlying the CLO investments we hold as those portfolios are managed by non-affiliated third party CLO collateral managers. Similarly, we are not responsible for and have no influence over the day-to-day management, administration or any other aspect of the issuers of the individual securities.

As a result, the values of the portfolios underlying our CLO investments could decrease as a result of decisions made by third party CLO collateral managers.

Risks Relating To Our Securities

Our credit ratings may not reflect all risks of an investment in our debt securities.

        Our credit ratings are an assessment by third parties of our ability to pay our obligations. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our debt securities. Our credit ratings, however, may not reflect the potential impact of risks related to market conditions generally or other factors discussed above on the market value of or trading market for the publicly issued debt securities.

Senior securities, including debt, expose us to additional risks, including the typical risks associated with leverage and could adversely affect our business, financial condition and results of operations.

        We currently use our revolving credit facility to leverage our portfolio and we expect in the future to borrow from and issue senior debt securities to banks and other lenders and may securitize certain of our portfolio investments. We also have the Senior Notes outstanding, which are a form of leverage and are senior in payment rights to our common stock.

        With certain limited exceptions, as a business development company, or a BDC, we are only allowed to borrow amounts or otherwise issue senior securities such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing or other issuance. The amount of leverage that we employ will depend on the Investment Adviser's and our Board of Directors' assessment of market conditions and other factors at the time of any proposed borrowing. There is no assurance that a leveraging strategy will be successful. Leverage involves risks and special considerations for stockholders, any of which could adversely affect our business, financial condition and results of operations, including the following:

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

  •
  Convertible or exchangeable securities, such as the Senior Convertible Notes outstanding or those issued in the future may have rights, preferences and privileges more favorable than those of our common stock;

  •
  Subordination to lenders' superior claims on our assets as a result of which lenders will be able to receive proceeds available in the case of our liquidation before any proceeds will be distributed to our stockholders;

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

        For example, the amount we may borrow under our revolving credit facility is determined, in part, by the fair value of our investments. If the fair value of our investments declines, we may be forced to sell investments at a loss to maintain compliance with our borrowing limits. Other debt facilities we may enter into in the future may contain similar provisions. Any such forced sales would reduce our net asset value and also make it difficult for the net asset value to recover. The Investment Adviser and our Board of Directors in their best judgment nevertheless may determine to use leverage if they expect that the benefits to our stockholders of maintaining the leveraged position will outweigh the risks.

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

        Illustration.    The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of interest expense. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $4.4 billion in total assets, (ii) an average cost of funds of 5.63%, (iii) $1.7 billion in debt outstanding and (iv) $2.7 billion of shareholders' equity.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding Return to Stockholder	(19.8)%	(11.7)%	(3.5)%	4.6%	12.7%

        The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table.

The Senior Convertible Notes, the 2022 Notes and the 2023 Notes present other risks to holders of our common stock, including the possibility that such Notes could discourage an acquisition of the Company by a third party and accounting uncertainty.

        Certain provisions of the Senior Convertible Notes, the 2022 Notes and the 2023 Notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of the Senior Convertible Notes, the 2022 Notes and the 2023 Notes will have the right, at their option, to require us to repurchase all of their Senior Convertible Notes, the 2022 Notes and the 2023 Notes or any portion of the principal amount of such Senior Convertible Notes, the 2022 Notes and the 2023 Notes in integral multiples of $1,000, in the case of the Senior Convertible Notes and the 2023 Notes, and $25, in the case of the

2022 Notes. We may also be required to increase the conversion rate or provide for conversion into the acquirer's capital stock in the event of certain fundamental changes with respect to the Senior Convertible Notes. These provisions could discourage an acquisition of us by a third party.

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

Holders of any preferred stock we might issue would have the right to elect members of the board of directors and class voting rights on certain matters.

        Holders of any preferred stock we might issue, voting separately as a single class, would have the right to elect two members of the board of directors at all times and in the event dividends become two full years in arrears would have the right to elect a majority of the directors until such arrearage is completely eliminated. In addition, preferred stockholders have class voting rights on certain matters, including changes in fundamental investment restrictions and conversion to open-end status, and accordingly can veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies or the terms of our credit facilities, might impair our ability to maintain our qualification as a RIC for federal income tax purposes. While we would intend to redeem our preferred stock to the extent necessary to enable us to distribute our income as required to maintain our qualification as a RIC, there can be no assurance that such actions could be effected in time to meet the tax requirements.

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

        As of June 30, 2013, we were in compliance with these covenants. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, there are no assurances that we will continue to comply with the covenants in our credit facility. Failure to comply with these covenants would result in a default under this facility which, if we were unable to obtain a waiver from the lenders thereunder, could result in an acceleration of repayments under the facility and thereby have a material adverse impact on our business, financial condition and results of operations.

Failure to extend our existing credit facility, the revolving period of which is currently scheduled to expire on March 27, 2015, could have a material adverse effect on our results of operations and financial position and our ability to pay expenses and make distributions.

        The revolving period for our credit facility with a syndicate of lenders is currently scheduled to terminate on March 27, 2015, with an additional two year amortization period (with distributions allowed) after the completion of the revolving period. During such two year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the two year amortization period, the remaining balance will become due if required by the lenders. If the credit facility is not renewed or extended by the participant banks by March 27, 2015, we will not be able to make further borrowings under the facility after such date and the outstanding principal balance on that date will be due and payable on March 27, 2017. At June 30, 2013 we had $124.0 million of outstanding borrowings under our credit facility. Interest on borrowings under the credit facility is one-month LIBOR plus 275 basis points with no minimum LIBOR floor. Additionally, the lenders charge a fee on the unused portion of the credit facility equal to either 50 basis points if at least half of the credit facility is drawn or 100 basis points otherwise. The credit facility requires us to pledge assets as collateral in order to borrow under the credit facility. If we are unable to extend our facility or find a new source of borrowing on acceptable terms, we will be required to pay down the amounts outstanding under the facility during the two-year term-out period through one or more of the following: (1) principal collections on our securities pledged under the facility, (2) at our option, interest collections on our securities pledged under the facility and cash collections on our securities not pledged under the facility, or (3) possible liquidation of some or all of our loans and other assets, any of which could have a material adverse effect on our results of operations and financial position and may force us to decrease or stop paying certain expenses and making distributions until the facility is repaid. In addition, our stock price could decline significantly, we would be restricted in our ability to acquire new investments and, in connection with our year-end audit, our independent registered accounting firm could raise an issue as to our ability to continue as a going concern.

Failure to refinance our existing Senior Notes, could have a material adverse effect on our results of operations and financial position.

        Our Senior Notes mature at various dates from December 15, 2015 to June 15, 2043. If we are unable to refinance our Senior Notes or find a new source of borrowing on acceptable terms, we will be required to pay down the amounts outstanding at maturity under the facility during the two-year term-out period through one or more of the following: (1) borrowing additional funds under our then current credit facility, (2) issuance of additional common stock or (3) possible liquidation of some or all of our loans and other assets, any of which could have a material adverse effect on our results of operations and financial position. In addition, our stock price could decline significantly; we would be restricted in our ability to acquire new investments and, in connection with our year-end audit, our independent registered accounting firm could raise an issue as to our ability to continue as a going concern.

The trading market or market value of our publicly issued debt securities may fluctuate.

        Our publicly issued debt securities may or may not have an established trading market. We cannot assure our noteholders that a trading market for our publicly issued debt securities will ever develop or be maintained if developed. In addition to our creditworthiness, many factors may materially adversely affect the trading market for, and market value of, our publicly issued debt securities. These factors include, but are not limited to, the following:

  •
  the time remaining to the maturity of these debt securities;

  •
  the outstanding principal amount of debt securities with terms identical to these debt securities;

  •
  the ratings assigned by national statistical ratings agencies;

  •
  the general economic environment;

  •
  the supply of debt securities trading in the secondary market, if any;

  •
  the redemption or repayment features, if any, of these debt securities;

  •
  the level, direction and volatility of market interest rates generally; and

  •
  market rates of interest higher or lower than rates borne by the debt securities.

        Our noteholders should also be aware that there may be a limited number of buyers when they decide to sell their debt securities. This too may materially adversely affect the market value of the debt securities or the trading market for the debt securities.

Terms relating to redemption may materially adversely affect our noteholders return on any debt securities that we may issue.

        If our noteholders' debt securities are redeemable at our option, we may choose to redeem their debt securities at times when prevailing interest rates are lower than the interest rate paid on their debt securities. In addition, if our noteholders' debt securities are subject to mandatory redemption, we may be required to redeem their debt securities also at times when prevailing interest rates are lower than the interest rate paid on their debt securities. In this circumstance, our noteholders may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as their debt securities being redeemed.

Our shares of common stock have traded at a discount from net asset value and may do so again in the future, which could limit our ability to raise additional equity capital.

        Shares of closed-end investment companies frequently trade at a market price that is less than the net asset value that is attributable to those shares. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share may decline. It is not possible to predict whether any shares of our common stock will trade at, above, or below net asset value. In the recent past, including during much of 2009, the stocks of BDCs as an industry, including at times shares of our common stock, traded below net asset value and at near historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements. When our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining approval for such issuance from our stockholders and our independent directors. At our 2012 annual meeting of stockholders held on December 7, 2012, our stockholders approved our ability, subject to the condition that the maximum number of shares salable below net asset value pursuant to this authority in any particular offering that could result in such dilution is limited to 25% of our then outstanding common stock immediately prior to each such offering, to sell shares of our common stock at any level of discount from net asset value per share during the 12 month period following December 7, 2012.

There is a risk that investors in our common stock may not receive dividends or that our dividends may not grow over time and investors in our debt securities may not receive all of the interest income to which they are entitled.

        We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. If we declare a dividend and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash dividend payments.

        In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. Further, if we invest a greater amount of assets in equity securities that do not pay current dividends, it could reduce the amount available for distribution.

        The above-referenced restrictions on distributions may also inhibit our ability to make required interest payments to holders of our debt, which may cause a default under the terms of our debt agreements. Such a default could materially increase our cost of raising capital, as well as cause us to incur penalties under the terms of our debt agreements.

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

Our stockholders will experience dilution in their ownership percentage if they opt out of our dividend reinvestment plan.

        All dividends declared in cash payable to stockholders that are participants in our dividend reinvestment plan are automatically reinvested in shares of our common stock. As a result, our stockholders that opt out of our dividend reinvestment plan will experience dilution in their ownership percentage of our common stock over time.

Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

        Sales of substantial amounts of our common stock, or the availability of such common stock for sale (including as a result of the conversion of our Senior Convertible Notes into common stock), could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.

If we sell shares of our common stock or securities to subscribe for or are convertible into shares of our common stock at a discount to our net asset value per share, stockholders who do not participate in such sale will experience immediate dilution in an amount that may be material.

        At our 2012 annual meeting of stockholders held on December 7, 2012, our stockholders approved our ability, subject to the condition that the maximum number of shares salable below net asset value pursuant to this authority in any particular offering that could result in such dilution is limited to 25% of our then outstanding common stock immediately prior to each such offering, to sell shares of our common stock at any level of discount from net asset value per share during the 12 month period following December 7, 2012. The issuance or sale by us of shares of our common stock or securities to subscribe for or are convertible into shares of our common stock at a discount to net asset value poses a risk of dilution to our stockholders. In particular, stockholders who do not purchase additional shares of common stock at or below the discounted price in proportion to their current ownership will experience an immediate decrease in net asset value per share (as well as in the aggregate net asset value of their shares of common stock if they do not participate at all). These stockholders will also experience a disproportionately greater decrease in their participation in our earnings and assets and their voting power than the increase we experience in our assets, potential earning power and voting interests from such issuance or sale. In addition, such sales may adversely affect the price at which our common stock trades. We have sold shares of our common stock at prices below net asset value per share in the past and may do so to the future. We have not sold any shares of our common stock at prices below net asset value per share since July 18, 2011.

Our ability to enter into transactions with our affiliates is restricted.

        We are prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our independent directors. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any security or other property from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits "joint" transactions with an affiliate, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors. Subject to certain limited exceptions, we are prohibited from buying or selling any security or other property from or to the Investment Adviser and its affiliates and persons with whom we are in a control relationship, or entering into joint transactions with any such person, absent the prior approval of the SEC.

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

  •
  price and volume fluctuations in the overall stock market from time to time;

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

  •
  short-selling pressure with respect to shares of our common stock or BDCs generally;

  •
  future sales of our securities convertible into or exchangeable or exercisable for our common stock or the conversion of such securities, including the Convertible Unsecured Notes;

  •
  uncertainty surrounding the strength of the U.S. economic recovery;

  •
  concerns regarding European sovereign debt;

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

        We have made and intend to continue to make distributions on a monthly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a business development company, we may be limited in our ability to make distributions.

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

Your interest in us may be diluted if you do not fully exercise your subscription rights in any rights offering. In addition, if the subscription price is less than our net asset value per share, then you will experience an immediate dilution of the aggregate net asset value of your shares.

        In the event we issue subscription rights, stockholders who do not fully exercise their subscription rights should expect that they will, at the completion of a rights offering pursuant to this prospectus, own a smaller proportional interest in us than would otherwise be the case if they fully exercised their rights. We cannot state precisely the amount of any such dilution in share ownership because we do not know at this time what proportion of the shares will be purchased as a result of such rights offering.

        In addition, if the subscription price is less than the net asset value per share of our common stock, then our stockholders would experience an immediate dilution of the aggregate net asset value of their shares as a result of the offering. The amount of any decrease in net asset value is not predictable because it is not known at this time what the subscription price and net asset value per share will be on the expiration date of a rights offering or what proportion of the shares will be purchased as a result of such rights offering. Such dilution could be substantial.

We may in the future choose to pay dividends in our own stock, in which case our stockholders may be required to pay tax in excess of the cash they receive.

        We may distribute taxable dividends that are payable in part in our stock. The IRS has issued private letter rulings on cash/stock dividends paid by RICs and real estate investment trusts if certain requirements are satisfied, and we have received such a ruling permitting us to declare such taxable cash/stock dividends, up to 80% in stock, with respect to our taxable years ending August 31, 2012 and August 31, 2013. Taxable stockholders receiving such dividends would be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. Stockholder (as defined in "Material U.S. Federal Income Tax Considerations") may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. Stockholder sells the stock it receives as a dividend in order to pay this tax, it may be subject to transaction fees (e.g. broker fees or transfer agent fees) and the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of its stock at the time of the sale. Furthermore, with respect to Non-U.S. Stockholders (as defined in "Material U.S. Federal Income Tax Considerations"), we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock. It is unclear whether and to what extent we will be able to pay dividends in cash and our stock.

Item 1B.    Unresolved Staff Comments.

        Not applicable.

Item 2.    Properties.

        We do not own any real estate or other physical properties materially important to our operation. Our principal executive offices are located at 10 East 40th Street, New York, New York 10016, where we occupy our office space pursuant to our Administration Agreement with Prospect Administration. The office facilities, which are shared with the Investment Adviser and Administrator, consist of approximately 28,633 square feet, with leases expiring through 2023. We believe that our office facilities are suitable and adequate for our business as currently conducted.

Item 3.    Legal Proceedings.

        From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of these matters as they arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any such litigation as of June 30, 2013.

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

				Premium (Discount) of High Sales Price to Net Asset Value	Premium (Discount) of Low Sales Price to Net Asset Value
		Stock Price
	Net Asset Value Per Share(1)
Year Ended		High	Low
June 30, 2013
First quarter	$10.88	$12.21	$10.83	12.2%	(0.5)%
Second quarter	$10.81	$11.98	$9.89	10.8%	(8.5)%
Third quarter	$10.71	$11.49	$10.91	7.3%	1.9%
Fourth quarter	$10.72	$11.11	$10.08	3.6%	(6.0)%
June 30, 2012
First quarter	$10.41	$10.18	$7.41	(2.2)%	(28.8)%
Second quarter	$10.69	$9.88	$7.99	(7.6)%	(25.3)%
Third quarter	$10.82	$11.39	$9.43	5.3%	(12.8)%
Fourth quarter	$10.83	$11.39	$10.55	5.2%	(2.5)%
June 30, 2011
First quarter	$10.24	$10.00	$9.18	(2.3)%	(10.4)%
Second quarter	$10.25	$10.86	$9.69	6.0%	(5.5)%
Third quarter	$10.33	$12.33	$10.72	19.4%	3.8%
Fourth quarter	$10.36	$12.18	$9.95	17.6%	(4.0)%
June 30, 2010
First quarter	$11.11	$10.99	$8.82	(1.1)%	(20.6)%
Second quarter	$10.10	$12.31	$9.93	21.9%	(1.7)%
Third quarter	$10.12	$13.20	$10.45	30.4%	3.3%
Fourth quarter	$10.30	$12.20	$9.65	18.4%	(6.3)%
June 30, 2009
First quarter	$14.63	$14.24	$11.12	(2.7)%	(24.0)%
Second quarter	$14.43	$13.08	$6.29	(9.4)%	(56.4)%
Third quarter	$14.19	$12.89	$6.38	(9.2)%	(55.0)%
Fourth quarter	$12.40	$10.48	$7.95	(15.5)%	(35.9)%

(1)
Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high or low sales price. The net asset values shown are based on outstanding shares at the end of each period.

        On August 16, 2013, the last reported sales price of our common stock was $10.89 per share. As of August 16, 2013, we had approximately 137 stockholders of record, and we had approximately 137,479 beneficial owners whose shares are held in the names of brokers, dealers and clearing agencies.

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

        At December 31, 2012, we accrued, and subsequently paid, $4,500 for the undistributed ordinary income retained at December 31, 2012. Through June 30, 2013, we have accrued an additional $2,000 as we expect to again retain undistributed ordinary income at December 31, 2013.

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

        With respect to the distributions paid to stockholders, income from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies were treated as taxable income and accordingly, distributed to stockholders. During the fiscal year ended June 30, 2013, we declared total distributions of approximately $271.5 million.

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

Declaration Date	Record Date	Pay Date	Rate	Amount (in thousands)
8/20/2013	3/31/2014	4/17/2014	0.110375		*
8/20/2013	2/28/2014	3/20/2014	0.110350		*
8/20/2013	1/31/2014	2/20/2014	0.110325		*
6/17/2013	12/31/2013	1/23/2014	0.110300		*
6/17/2013	11/29/2013	12/19/2013	0.110275		*
6/17/2013	10/31/2013	11/21/2013	0.110250		*
6/17/2013	9/30/2013	10/24/2013	0.110225		*
5/6/2013	8/30/2013	9/19/2013	0.110200		*
5/6/2013	7/31/2013	8/22/2013	0.110175	$28,001
5/6/2013	6/28/2013	07/18/2013	0.110150	27,299
5/6/2013	5/31/2013	6/19/2013	0.110125	27,280
2/7/2013	4/30/2013	5/23/2013	0.110100	26,619
2/7/2013	3/29/2013	4/18/2013	0.110075	26,267
2/7/2013	2/28/2013	3/21/2013	0.110050	25,307
11/7/2012	1/31/2013	2/20/2013	0.110025	24,641
11/7/2012	12/31/2012	1/23/2013	0.110000	23,669
11/7/2012	11/30/2012	12/20/2012	0.101675	21,308
8/21/2012	10/31/2012	11/22/2012	0.101650	17,736
8/21/2012	9/30/2012	10/24/2012	0.101625	17,597
5/7/2012	8/31/2012	9/21/2012	0.101600	16,897
5/7/2012	7/31/2012	8/24/2012	0.101575	16,886
5/7/2012	6/29/2012	7/24/2012	0.101550	14,180
5/7/2012	5/31/2012	6/22/2012	0.101525	12,395
2/6/2012	4/30/2012	5/24/2012	0.101500	12,384
2/6/2012	3/30/2012	4/20/2012	0.101475	12,372
2/6/2012	2/29/2012	3/23/2012	0.101450	12,361
11/7/2011	1/31/2012	2/17/2012	0.101425	11,134
11/7/2011	12/31/2011	1/25/2012	0.101400	11,122
11/7/2011	11/30/2011	12/22/2011	0.101375	11,111
8/24/2011	10/31/2011	11/22/2011	0.101350	11,098
8/24/2011	9/30/2011	10/25/2011	0.101325	11,087
5/9/2011	8/31/2011	9/23/2011	0.101300	11,074
5/9/2011	7/29/2011	8/26/2011	0.101275	11,060
5/9/2011	6/30/2011	7/22/2011	0.101250	10,896
5/9/2011	5/31/2011	6/24/2011	0.101225	9,871
2/8/2011	4/29/2011	5/31/2011	0.101200	9,861
2/8/2011	3/31/2011	4/29/2011	0.101175	8,939
2/8/2011	2/28/2011	3/31/2011	0.101150	8,930
11/8/2010	1/31/2011	2/28/2011	0.101125	8,919
11/8/2010	12/31/2010	1/31/2011	0.101000	8,899
11/8/2010	11/30/2010	12/31/2010	0.100875	8,668
8/26/2010	10/29/2010	11/30/2010	0.100750	8,347
8/26/2010	9/30/2010	10/29/2010	0.100625	7,889
6/18/2010	8/31/2010	9/30/2010	0.100500	7,620
6/18/2010	7/30/2010	8/31/2010	0.100250	7,330
Prior to 6/30/2010				215,157

		Since Inception		$762,211

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

        During the year ended June 30, 2013, we distributed 1,450,578 shares of common stock in accordance with this dividend reinvestment plan. All of the shares issued were distributed from new issues.

        The following table reflects dividend reinvestments distributed through the issuance of new shares:

Record Date	Shares Issued	Aggregate Offering Price (in thousands)	% of Dividend
June 30, 2013	109,437	1,208	4.5%
May 31, 2013	117,107	1,228	4.8%
April 30, 2013	117,497	1,277	4.8%
March 29, 2013	138,087	1,444	5.5%
February 28, 2013	132,237	1,471	5.8%
January 31, 2013	160,941	1,820	7.4%
December 31, 2013	160,182	1,820	7.7%
November 30, 2012	100,552	1,100	5.2%
October 31, 2012	84,904	904	5.1%
September 30, 2012	83,200	981	5.6%
August 31, 2012	74,494	878	5.2%
July 31, 2012	75,543	866	5.1%
June 29, 2012	205,834	2,287	16.1%
May 31, 2012	72,407	815	5.7%
April 30, 2012	81,773	893	7.2%
March 30, 2012	85,063	930	7.5%
February 29, 2012	77,764	833	6.7%
January 31, 2012	69,864	771	6.9%
December 30, 2011	85,252	896	8.1%
November 30, 2011	90,677	854	7.7%
October 31, 2011	94,213	868	7.8%
September 30, 2011	89,078	853	7.7%
August 31, 2011	100,634	845	7.6%
July 31, 2011	106,869	931	8.4%
June 30, 2011	102,890	1,041	9.6%
May 31, 2011	92,813	941	9.5%
April 29, 2011	78,689	909	9.2%
March 31, 2011	76,377	917	10.3%
February 28, 2011	76,253	926	10.4%
January 31, 2011	83,021	1,004	11.3%
December 31, 2010	84,155	958	10.8%
November 30, 2010	89,603	970	11.2%
October 29, 2010	87,941	865	10.4%
September 30, 2010	92,999	913	11.6%
August 31, 2010	90,006	876	11.5%
July 30, 2010	89,620	833	10.3%
June 30, 2010	83,875	822	11.9%

Stock Performance Graph

        This graph compares the return on our common stock with that of the Standard & Poor's 500 Stock Index and the NASDAQ Financial 100 Index, for the period July 1, 2008 through June 30, 2013. The graph assumes that, on July 1, 2008, a person invested $100 in each of our common stock, the S&P 500 Index, and the NASDAQ Financial 100 Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

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

	For the Year Ended June 30,
	2013	2012	2011	2010	2009
	(in thousands except data relating to shares, per share and number of portfolio companies)
Performance Data:
Interest income	$435,455	$219,536	$134,454	$86,518	$62,926
Dividend income	82,705	64,881	15,092	15,366	22,793
Other income	58,176	36,493	19,930	12,675	14,762

Total investment income	576,336	320,910	169,476	114,559	100,481

Interest and credit facility expenses	(76,341)	(38,534)	(17,598)	(8,382)	(6,161)
Investment advisory expense	(151,031)	(82,507)	(46,051)	(30,727)	(26,705)
Other expenses	(24,040)	(13,185)	(11,606)	(8,260)	(8,452)

Total expenses	(251,412)	(134,226)	(75,255)	(47,369)	(41,318)

Net investment income	324,924	186,684	94,221	67,190	59,163

Realized and unrealized (losses) gains	(104,068)	4,220	24,017	(47,565)	(24,059)

Net increase in net assets from operations	$220,856	$190,904	$118,238	$19,625	$35,104

Per Share Data:
Net increase in net assets from operations(1)	$1.07	$1.67	$1.38	$0.33	$1.11
Distributions declared per share	$(1.28)	$(1.22)	$(1.21)	$(1.33)	$(1.62)
Average weighted shares outstanding for the period	207,069,971	114,394,554	85,978,757	59,429,222	31,559,905
Assets and Liabilities Data:
Investments	$4,172,852	$2,094,221	$1,463,010	$748,483	$547,168
Other assets	275,365	161,033	86,307	84,212	119,857

Total assets	4,448,217	2,255,254	1,549,317	832,695	667,025

Amount drawn on credit facility	124,000	96,000	84,200	100,300	124,800
Senior convertible notes	847,500	447,500	322,500	—	—
Senior unsecured notes	347,725	100,000	—	—	—
InterNotes®	363,777	20,638	—	—	—
Amount owed to related parties	6,690	8,571	7,918	9,300	6,713
Other liabilities	102,031	70,571	20,342	11,671	2,916

Total liabilities	1,791,723	743,280	434,960	121,271	134,429

Net assets	$2,656,494	$1,511,974	$1,114,357	$711,424	$532,596

Investment Activity Data:
No. of portfolio companies at period end	124	85	72	58	30
Acquisitions	$3,103,217	$1,120,659	$953,337	$364,788 (2)	$98,305
Sales, repayments, and other disposals	$931,534	$500,952	$285,562	$136,221	$27,007
Total return based on market value(3)	6.2%	27.2%	17.2%	17.7%	(18.6)%
Total return based on net asset value(3)	10.9%	18.0%	12.5%	(6.8)%	(0.6)%
Weighted average yield at end of period(4)	13.6%	13.9%	12.8%	16.2%	14.6%

(1)
Per share data is based on average weighted shares for the period

(2)
Includes $207,126 of acquired portfolio investments from Patriot Capital Funding, Inc.

(3)
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

        We currently have seven origination strategies in which we make investments: (1) lending in private equity sponsored transactions, (2) lending directly to companies not owned by private equity firms, (3) control investments in corporate operating companies, (4) control investments in financial companies, (5) investments in structured credit, (6) real estate investments, and (7) investments in syndicated debt. We continue to evaluate other origination strategies in the ordinary course of business with no specific tops-down allocation to any single origination strategy.

        Lending in Private Equity Sponsored Transactions—We make loans to companies which are controlled by leading private equity firms. This debt can take the form of first lien, second lien, unitranche or mezzanine loans. In making these investments, we look for a diversified customer base, recurring demand for the product or service, barriers to entry, strong historical cash flow and experienced management teams. These loans typically have significant equity subordinate to our loan position. This strategy has represented approximately 50%-60% of our business.

        Lending Directly to Companies—We provide debt financing to companies owned by non-private equity firms, the company founder, a management team or a family. Here, in addition to the strengths we look for in a sponsored transaction, we also look for the alignment with the management team with significant invested capital. This strategy often has less competition than the private equity sponsor strategy because such company financing needs are not easily addressed by banks and often require more diligence preparation. Direct lending can result in higher returns and lower leverage than sponsor transactions and may include warrants or equity to us. This strategy generally has comprised approximately 10%-15% of our business.

        Control Investments in Corporate Operating Companies—This strategy involves acquiring controlling stakes in non-financial operating companies. Our investments in these companies are generally structured as a combination of yield-producing debt and equity. We provide certainty of closure to our counterparties, give the seller personal liquidity and generally look for management to continue on in their current roles. This strategy has comprised approximately 10%-15% of our business.

        Control Investments in Financial Companies—This strategy involves acquiring controlling stakes in financial companies, including consumer direct lending, subprime auto lending and other strategies. Our investments in these companies are generally structured as a combination of yield-producing debt and equity. These investments are often structured in a tax-efficient RIC-compliant partnership, enhancing returns. This strategy has comprised approximately 10%-15% of our business.

        Investments in Structured Credit—We make investments in CLOs, generally taking a significant position in the subordinated interests (equity) of the CLOs. The CLOs include a diversified portfolio of broadly syndicated loans and do not have direct exposure to real estate, mortgages, sub-prime debt, or consumer based debt. The CLOs in which we invest are managed by top-tier collateral managers that have been thoroughly diligenced prior to investment. This strategy has represented 10%-20% of the portfolio.

        Real Estate Investments—We make investments in real estate through our wholly-owned tax-efficient REIT, APHC. Our real estate investments are in various classes of fully developed and occupied real estate properties that generate current yields. We seek to identify properties that have historically high occupancy and steady cash flow generation. We partner with established property managers with experience in managing the property type to manage such properties after acquisition. This is a more recent investment strategy that has represented less than 5% of our business.

        Investments in Syndicated Debt—On an opportunistic basis, we make investments in loans and high yield bonds that have been sold to a syndicate of buyers. Here we look for investments with attractive risk-adjusted returns after we have completed a fundamental credit analysis. These investments are purchased with a long term, buy-and-hold outlook and we look to provide significant structuring input by providing anchoring orders. This strategy has represented approximately 5%-10% of the portfolio.

        We invest primarily in first and second lien senior loans and mezzanine debt, which in some cases includes an equity component. First and second lien senior loans generally are senior debt instruments that rank ahead of subordinated debt of a given portfolio company. These loans also have the benefit of security interests on the assets of the portfolio company, which may rank ahead of or be junior to other security interests. Mezzanine debt and our investments in CLOs are subordinated to senior loans and are generally unsecured. We invest in debt and equity positions of CLOs which are a form of securitization in which the cash flows of a portfolio of loans are pooled and passed on to different classes of owners in various tranches. Our CLO investments are derived from portfolios of corporate debt securities which are generally risk rated from BB to B depending on the tranche.

        We seek to be a long-term investor with our portfolio companies. The aggregate value of our portfolio investments was $4,172,852 and $2,094,221 as of June 30, 2013 and June 30, 2012, respectively. During the year ended June 30, 2013, our net cost of investments increased by $2,156,465, or 102.7%, as a result of 68 new investments, 25 follow-on investments and several revolver advances of $3,043,531, accrued of payment-in-kind interest of $10,947, structuring fees of $52,699 and amortization of discounts and premiums of $11,016, while we received full repayment on 23 investments, sold ten investments, impaired one investment, and received several partial prepayments, amortization payments and a revolver repayment, totaling $931,534.

        Compared to the end of last fiscal year (ended June 30, 2012), net assets increased by $1,144,520, or 75.7% during the year ended June 30, 2013, from $1,511,974 to $2,656,494. This increase resulted from the issuance of new shares of our common stock (less offering costs) in the amount of $1,179,084, dividend reinvestments of $16,087, and $220,856 from operations. These increases, in turn, were offset by $271,507 in dividend distributions to our stockholders. The $220,856 increase in net assets resulting from operations is net of the following: net investment income of $324,924, net realized loss on investments of $26,234, and a decrease in net assets due to changes in net unrealized depreciation of investments of $77,834.

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

Fourth Quarter Highlights

Investment Transactions

        On April 1, 2013, we refinanced our existing $18,635 of subordinated loans to Ajax Rolled Ring & Machine, Inc. ("Ajax"), increasing the size of our debt investment to $38,537. Concurrent with the refinancing, we received repayment of the $18,635 subordinated loans that were previously outstanding. The subordinated unsecured term loan bears interest in cash at the greater of 11.5% or Libor plus 8.5% and interest payment in kind of 6.0% and has a final maturity of March 30, 2018.

        On April 15, 2013, assets previously held by H&M were assigned to Wolf in exchange for a $66,000 term loan secured by the assets. Our cost basis in this loan of $44,632 was determined in accordance with ASC 310-40, Troubled Debt Restructurings by Creditors, and is equal to the fair value of assets at the time of transfer and we recorded a realized loss of $19,647 in connection with the foreclosure on the assets. On May 17, 2013, Wolf sold certain of the assets that had been previously held by H&M that were located in Martin County to Hibernia for $66,000. Proceeds from the sale were primarily used to repay the loan and NPI receivable due to us and we recognized as a realized gain of $11,826 partially offsetting the previously recorded loss. We received $3,960 of structuring and advisory fees from Wolf during the year ended June 30, 2013 related to the sale and $991 under the NPI agreement which was recognized as other income during the fiscal year ended June 30, 2013.

        On April 17, 2013, we made an investment of $43,650 to purchase 97% of the subordinated notes in Mountain View CLO 2013-I Ltd. ("Mountain View").

        On April 22, 2013, we provided $34,375 of senior secured financing, of which $31,875 was funded at closing, to support the acquisition of Pegasus Business Intelligence, LP ("Pegasus"), the world's largest processor of commissions paid by hotels to travel agencies for room booking services. The $15,938 Term Loan A note bears interest in cash at the greater of 6.75% or Libor plus 5.5% and has a final maturity of April 18, 2018. The $15,938 Term Loan B note bears interest in cash at the greater of 13.75% or Libor plus 12.5% and has a final maturity of April 18, 2018. The $2,500 senior secured revolver, which was unfunded at closing, bears interest in cash at the greater of 9.0% or Libor plus 7.75% and has a final maturity of April 18, 2014.

        On April 25, 2013, we made an investment of $26,000 to purchase 50.9% of the subordinated notes in Brookside Mill CLO Ltd. ("Brookside").

        On April 30, 2013, we made a $21,247 follow-on investment in APH, to acquire Lofton Place Apartments and Vista at Palma Sola, multi-family residential properties located in Florida. We invested $3,247 of equity and $18,000 of debt in APH. The senior secured note bears interest in cash at the greater of 6.0% or Libor plus 4.0% and interest payment in kind of 5.50% and has a final maturity of October 24, 2020.

        On April 30, 2013, we sold our investment in Fischbein, LLC ("Fischbein") for net proceeds of $3,168, recognizing a realized gain of $2,293 on the sale. In addition, there is $310 being held in escrow which will be recognized as additional gain if and when received.

        On May 8, 2013, we made a $6,119 follow-on investment in APH, to acquire Arlington Park, a multi-family residential property located in Marietta, Georgia. We invested $2,119 of equity and $4,000 of debt in APH. The senior secured note bears interest in cash at the greater of 6.0% or Libor plus 4.0% and interest payment in kind of 5.50% and has a final maturity of October 24, 2020.

        On May 9, 2013, we provided a $55,000 senior secured credit facility to support the recapitalization of Sandow Media, LLC ("Sandow"), a provider of multimedia content and services to businesses and consumers focused on the areas of design and luxury. The senior secured first lien loan bears interest in cash at the greater of 10.5% or Libor plus 8.5% and interest payment in kind of 1.5% and has a final maturity of May 8, 2018.

        On May 10, 2013, we provided $150,000 of secured second lien financing to support the recapitalization of Arctic Glacier, Inc. ("Arctic Glacier"), a leading producer, marketer, and distributor of high-quality packaged ice to consumers in the United States and Canada. After the financing, we received repayment of $86,982 of subordinated unsecured term loan previously outstanding. The senior secured second lien loan bears interest in cash at the greater of 11.25% or Libor plus 10.0% and has a final maturity of November 10, 2019.

        On May 14, 2013, we provided $4,000 of senior secured financing to SourceHOV, LLC ("SourceHOV"), a leading provider of business and knowledge process outsourcing. The second lien term loan bears interest in cash at the greater of 8.75% or Libor plus 7.5% and has a final maturity of April 30, 2019. On June 13, 2013, we sold our $4,000 investment in SourceHOV and realized a gain of $40 on this investment.

        On May 16, 2013, Out Rage, LLC ("Out Rage") repaid the $11,836 loan receivable to us.

        On May 23, 2013, Snacks Holding Corporation ("Snacks Holding") repaid the $15,366 loan receivable to us.

        On May 31, 2013, we made a follow-on secured second lien debt investment of $7,190 in Injured Workers Pharmacy LLC ("IWP"), a specialty pharmacy services company. The secured second lien loan bears interest in cash at the greater of 11.5% or Libor plus 7.0% and interest payment in kind of 1.0% and has a final maturity of May 31, 2019.

        On June 3, 2013, Nobel Learning Communities, Inc. ("Nobel") repaid the $15,262 loan receivable to us.

        On June 4, 2013, Springs Window Fashions, LLC ("Springs") repaid the $35,000 loan receivable to us.

        On June 11, 2013, we provided $115,000 of senior secured financing to CI Holdings ("Transplace"), a third-party logistics company that services many of the largest shippers in the world. The senior secured first lien loan bears interest in cash at the greater of 10.0% or Libor plus 5.0% and has a final maturity of June 11, 2019.

        On June 11, 2013, we provided $7,000 of secured second lien financing to Armor Holding II LLC ("AST"), a leading North American third-party provider of share registry and associated value added services to shareholders on behalf of listed public companies. The second lien loan bears interest in cash at the greater of 9.25% or Libor plus 8.0% and has a final maturity of December 26, 2020.

        On June 12, 2013, we made a $23,250 follow-on investment in R-V Industries, Inc. ("R-V"). The senior subordinated note bears interest in cash at the greater of 10.0% or Libor plus 9.0% and has a final maturity of June 12, 2018.

        On June 14, 2013, we sold our $10,000 investment in Transaction Networks Services, Inc. ("TNS") and realized a gain of $117 on this investment.

        On June 18, 2013, we served as sole agent and provider of $70,000 senior secured financing, of which $65,643 was funded at closing, to support the recapitalization of Traeger Pellet Grills LLC ("Traeger"), a leading designer, marketer, and distributor of wood pellet grills, flavored wood pellets, and grill accessories. The $30,000 Term Loan A note bears interest in cash at the greater of 6.5% or Libor plus 4.5% and has a final maturity of June 18, 2018. The $30,000 Term Loan B note bears interest in cash at the greater of 11.5% or Libor plus 9.5% and has a final maturity of June 18, 2018. The $10,000 senior secured revolver, of which $5,643 was drawn at closing, bears interest in cash at the greater of 9.0% or Libor plus 7.0% and has a final maturity of June 18, 2014.

        On June 24, 2013, we made a $76,533 follow-on investment in APH, to acquire Arium Resort (f/k/a The Resort at Pembroke Pines), a prominent multi-family residential community located in

Pembroke Pines, Florida. We invested $13,533 of equity and $63,000 of debt in APH. The senior secured note bears interest in cash at the greater of 6.0% or Libor plus 4.0% and interest payment in kind of 5.50% and has a final maturity of October 24, 2020.

        On June 25, 2013, we made an investment of $26,500 to purchase 84.13% of the subordinated notes in LCM XIV CLO Ltd. ("LCM XIV").

        On June 27, 2013, we provided $11,000 of secured second lien financing to Blue Coat Systems, Inc. ("Blue Coat"), a leading provider of web security and wide area network (WAN) optimization solutions. The second lien note bears interest in cash at the greater of 9.5% or Libor plus 8.5% and has a final maturity of June 28, 2020.

        On June 27, 2013, we made a follow-on secured debt investment of $87,500 to support the recapitalization of Progrexion Holdings, Inc. ("Progrexion"). After the financing, we now hold $241,033 of senior secured debt of Progrexion. The senior secured first lien note bears interest in cash at the greater of 10.5% or Libor plus 8.5% and has a final maturity of September 14, 2017.

        On June 28, 2013, Sandow repaid $30,100 of the $55,000 loan receivable to us. After the repayment, we now hold $24,900 of senior secured debt of Sandow.

        On June 28, 2013, we made a $1,000 follow-on investment in Ajax. The subordinated unsecured term loan bears interest in cash at the greater of 11.5% or Libor plus 8.5% and interest payment in kind of 6.0% and has a final maturity of March 30, 2018.

        On June 28, 2013, we made an $18,000 secured debt follow-on investment in New Star Metals, Inc. ("New Star"), a provider of specialized processing services to the steel industry. The senior subordinated term loan bears interest in cash at 11.5% and interest payment in kind of 1.0% and has a final maturity of February 2, 2018.

        In June 2013, we determined that the impairment of Manx was other-than-temporary and recorded a realized loss of $9,397 for the amount that the amortized cost exceeded the fair market value.

Equity Issuance

        During the period from April 1, 2013 to May 31, 2013, we sold 8,836,237 shares of our common stock at an average price of $10.92 per share, and raised $96,476 of gross proceeds, under the ATM Program. Net proceeds were $95,474 after commissions to the broker-dealer on shares sold and offering costs. No additional shares were sold from June 1, 2013 to June 30, 2013.

        On April 18, 2013, May 23, 2013 and June 20, 2013, we issued 138,087, 117,497 and 117,107 shares of our common stock in connection with the dividend reinvestment plan, respectively.

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

        On June 17, 2013, we announced the declaration of monthly dividends in the following amounts and with the following dates:

  •
  $0.110225 per share for September 2013 to holders of record on September 30, 2013 with a payment date of October 24, 2013;

  •
  $0.110250 per share for October 2013 to holders of record on October 31, 2013 with a payment date of November 21, 2013;

  •
  $0.110275 per share for November 2013 to holders of record on November 29, 2013 with a payment date of December 19, 2013; and

  •
  $0.110300 per share for December 2013 to holders of record on December 31, 2013 with a payment date of January 23, 2014.

Debt Issuance

        During the quarter ended June 30, 2013, we issued $164,376 in aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of approximately $159,983, as follows:

Date of Issuance	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date
April 4, 2013 - April 25, 2013	$29,528	4.50% - 5.00%	4.96%	April 15, 2020
April 4, 2013 - April 25, 2013	264	3.78% - 3.78%	3.78%	April 15, 2023
April 4, 2013 - April 25, 2013	5,164	4.63% - 5.50%	5.34%	April 15, 2031
April 4, 2013 - April 25, 2013	12,280	6.00%	6.00%	April 15, 2043
May 2, 2013 - May 31, 2013	42,482	5.00%	5.00%	May 15, 2020
May 2, 2013 - May 31, 2013	10,000	5.00%	5.00%	May 15, 2028
May 2, 2013 - May 31, 2013	7,548	5.75%	5.75%	May 15, 2031
May 2, 2013 - May 31, 2013	33,641	6.25%	6.25%	May 15, 2043
June 6, 2013 - June 27, 2013	9,905	5.00% - 5.25%	5.04%	June 15, 2020
June 6, 2013 - June 27, 2013	5,000	5.00%	5.00%	June 15, 2028
June 6, 2013 - June 27, 2013	1,707	5.75% - 6.00%	5.85%	June 15, 2031
June 6, 2013 - June 27, 2013	6,857	6.25% - 6.50%	6.31%	June 15, 2043

	$164,376

Investment Holdings

        As of June 30, 2013, we continue to pursue our diversified investment strategy. At June 30, 2013, approximately $4,172,852 or 157.1% of our net assets are invested in 124 long-term portfolio investments and CLOs and 5.4% of our net assets are invested in money market funds.

        During the year ended June 30, 2013, we originated $3,103,217 of new investments. Our origination efforts are focused primarily on secured lending, to reduce the risk in the portfolio, investing primarily in first lien loans, and subordinated notes in CLOs, though we also continue to close select junior debt and equity investments. In addition to targeting investments senior in corporate capital structures with our new originations, we have also increased our origination business mix of third party private equity sponsor owned companies, which tend to have more third party equity capital supporting our debt investments than non-sponsor transactions. Our annualized current yield was 13.9% and 13.6% as of June 30, 2012 and June 30, 2013, respectively, across all performing interest bearing investments. The decrease in our current yield is primarily due to recent originations being at lower yields than the existing portfolio. Monetization of equity positions that we hold and loans on non-accrual status are not included in this yield calculation. In many of our portfolio companies we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.

        We classify our investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual possesses or has the right to acquire within 60 days or less, a beneficial ownership of more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through the possession outright or via the right to acquire within 60 days or less, beneficial ownership of 5% or more of the outstanding voting securities of the investee company.

        As of June 30, 2013, we own controlling interests in AIRMALL USA, Inc. ("AIRMALL"), Ajax, APH, AWCNC, LLC, Borga, Inc., CCPI Holdings, Inc. ("CCPI"), Credit Central Holdings of Delaware, LLC ("Credit Central"), Energy Solutions Holdings, Inc. (f/k/a Gas Solutions Holdings, Inc.) ("Energy Solutions"), First Tower Holdings of Delaware, LLC ("First Tower Delaware"), Manx Energy, Inc. ("Manx"), Nationwide Acceptance Holdings, LLC ("Nationwide"), NMMB Holdings, Inc. ("NMMB"), R-V Industries, Inc. ("R-V"), The Healing Staff, Inc. ("THS"), Valley Electric Holdings I, Inc. ("Valley Electric") and Wolf Energy Holdings, Inc. ("Wolf"). We also own an affiliated interest in BNN Holdings Corp. (f/k/a Biotronic NeuroNetwork) ("Biotronic"), Boxercraft Incorporated ("Boxercraft") and Smart, LLC.

        The following is a summary of our investment portfolio by level of control at June 30, 2013 and June 30, 2012, respectively:

	June 30, 2013				June 30, 2012
Level of Control	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio
Control	$830,151	19.5%	$811,634	19.5%	$518,015	24.7%	$564,489	27.0%
Affiliate	49,189	1.2%	42,443	1.0%	44,229	2.1%	46,116	2.2%
Non-control/Non-affiliate	3,376,438	79.3%	3,318,775	79.5%	1,537,069	73.2%	1,483,616	70.8%

Total Portfolio	$4,255,778	100.0%	$4,172,852	100.0%	$2,099,313	100.0%	$2,094,221	100.0%

        The following is our investment portfolio presented by type of investment at June 30, 2013 and June 30, 2012, respectively:

	June 30, 2013				June 30, 2012
Type of Investment	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio
Revolving Line of Credit	$9,238	0.2%	$8,729	0.2%	$1,145	0.1%	$868	0.0%
Senior Secured Debt	2,262,327	53.1%	2,207,091	52.8%	1,146,454	54.6%	1,080,053	52.0%
Subordinated Secured Debt	1,062,386	25.0%	1,024,901	24.6%	536,900	25.6%	488,113	22.9%
Subordinated Unsecured Debt	88,470	2.1%	88,827	2.1%	72,617	3.5%	73,195	3.5%
CLO Debt	27,667	0.7%	28,589	0.7%	27,258	1.3%	27,717	1.3%
CLO Residual Interest	660,619	15.5%	658,086	15.8%	214,559	10.2%	218,009	10.4%
Preferred Stock	25,016	0.6%	14,742	0.4%	31,323	1.5%	29,155	1.4%
Common Stock	117,678	2.7%	108,494	2.6%	61,459	2.9%	137,198	6.6%
Membership Interests	216	0.0%	492	0.0%	5,437	0.2%	13,844	0.7%
Overriding Royalty Interests	—	—%	—	—%	—	—%	1,623	0.1%
Net Profit Interests	—	—%	20,959	0.5%	—	—%	—	—%
Escrows Receivable	—	—%	4,662	0.1%	—	—%	17,686	0.8%
Warrants	2,161	0.1%	7,280	0.2%	2,161	0.1%	6,760	0.3%

Total Portfolio	$4,255,778	100.0%	$4,172,852	100.0%	$2,099,313	100.0%	$2,094,221	100.0%

        The following is our investments in interest bearing securities presented by type of security at June 30, 2013 and June 30, 2012, respectively:

	June 30, 2013				June 30, 2012
Type of Investment	Cost	Percent of Debt Securities	Fair Value	Percent of Debt Securities	Cost	Percent of Debt Securities	Fair Value	Percent of Debt Securities
First Lien	$2,271,565	55.3%	$2,215,820	55.2%	$1,147,599	57.4%	$1,088,887	57.6%
Second Lien	1,062,386	25.8%	1,024,901	25.5%	536,900	26.9%	480,147	25.4%
Unsecured	88,470	2.2%	88,827	2.2%	72,617	3.6%	73,195	3.9%
CLO Residual Interest	660,619	16.0%	658,086	16.4%	214,559	10.7%	218,009	11.6%
CLO Debt	27,667	0.7%	28,589	0.7%	27,258	1.4%	27,717	1.5%

Total Debt Securities	$4,110,707	100.0%	$4,016,223	100.0%	$1,998,933	100.0%	$1,887,955	100.0%

        The following is our investment portfolio presented by geographic location of the investment at June 30, 2013 and June 30, 2012, respectively:

	June 30, 2013				June 30, 2012
Geographic Location	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio
Canada	$165,000	3.9%	$165,000	4.0%	$15,134	0.7%	$17,040	0.8%
Cayman Islands	688,286	16.2%	686,675	16.5%	241,817	11.5%	245,726	11.7%
Ireland	14,927	0.4%	15,000	0.4%	14,918	0.7%	15,000	0.7%
Midwest US	565,239	13.3%	531,934	12.7%	427,430	20.4%	377,139	18.0%
Northeast US	649,484	15.3%	663,025	15.9%	293,181	14.0%	313,437	15.0%
Puerto Rico	41,352	1.0%	41,352	1.0%	—	—%	—	—%
Southeast US	1,111,946	26.0%	1,081,320	25.8%	642,984	30.6%	634,945	30.4%
Southwest US	345,392	8.1%	336,362	8.1%	193,627	9.2%	234,433	11.2%
Western US	674,152	15.8%	652,184	15.6%	270,222	12.9%	256,501	12.2%

Total Portfolio	$4,255,778	100.0%	$4,172,852	100.0%	$2,099,313	100.0%	$2,094,221	100.0%

        The following is our investment portfolio presented by industry sector of the investment at June 30, 2013 and June 30, 2012, respectively:

	June 30, 2013				June 30, 2012
Industry	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio
Aerospace and Defense	$56	0.0%	$—	—%	$56	0.0%	$—	—%
Automobile / Auto Finance	23,214	0.6%	22,917	0.5%	32,806	1.6%	32,478	1.6%
Biotechnology	—	—%	14	0.0%	—	—%	—	—%
Business Services	180,793	4.2%	179,544	4.3%	3,164	0.2%	3,288	0.2%
Chemicals	28,364	0.7%	28,648	0.7%	58,104	2.8%	58,104	2.8%
Commercial Services	252,073	5.9%	252,073	6.0%	80,418	3.8%	80,407	3.8%
Construction and Engineering	53,615	1.3%	53,615	1.3%	—	—%	—	—%
Consumer Finance	413,332	9.7%	406,964	9.8%	305,521	14.6%	305,521	14.6%
Consumer Services	330,343	7.8%	332,394	8.0%	146,335	7.0%	147,809	7.1%
Contracting	2,145	0.1%	—	—%	15,949	0.8%	—	—%
Diversified Financial Services	745,705	17.5%	742,434	17.8%	260,219	12.3%	264,128	12.6%
Diversified / Conglomerate Service	—	—%	143	0.0%	—	—%	35	0.0%
Durable Consumer Products	380,225	8.9%	370,207	8.9%	153,327	7.3%	152,862	7.3%
Ecological	141	0.0%	335	0.0%	141	0.0%	240	0.0%
Electronics	—	—%	149	0.0%	—	—%	144	0.0%
Energy	63,895	1.5%	56,321	1.3%	63,245	3.0%	126,868	6.1%
Food Products	177,423	4.2%	177,428	4.3%	101,975	4.9%	96,146	4.5%
Healthcare	275,124	6.5%	273,838	6.6%	141,990	6.8%	143,561	6.9%
Hotel, Restaurant & Leisure	11,764	0.3%	12,000	0.3%	—	—%	—	—%
Insurance	—	—%	—	—%	83,461	4.0%	83,461	4.0%
Machinery	396	0.0%	790	0.0%	4,684	0.2%	6,485	0.3%
Manufacturing	163,431	3.8%	167,584	4.0%	95,191	4.5%	127,127	6.1%
Media	171,290	4.0%	161,325	3.9%	165,866	7.9%	161,843	7.7%
Metal Services and Minerals	60,162	1.4%	60,274	1.4%	—	—%	—	—%
Oil and Gas Equipment Services	—	—%	—	—%	7,188	0.3%	7,391	0.4%
Oil and Gas Production	75,126	1.8%	24,420	0.6%	130,928	6.2%	38,993	1.9%
Personal and Nondurable Consumer Products	39,000	0.9%	39,630	0.9%	39,351	1.8%	39,968	1.9%
Production Services	—	—%	—	—%	268	0.0%	2,040	0.1%
Property Management	51,170	1.2%	54,648	1.3%	51,770	2.5%	47,982	2.2%
Real Estate	152,540	3.6%	152,540	3.7%	—	—%	—	—%
Retail	14,190	0.3%	14,569	0.3%	63	0.0%	129	0.0%
Software & Computer Services	307,734	7.2%	309,308	7.4%	53,908	2.6%	54,711	2.6%
Specialty Minerals	38,500	0.9%	42,558	1.0%	37,732	1.8%	44,562	2.1%
Textiles, Apparel & Luxury Goods	99,500	2.3%	99,323	2.4%	—	—%	—	—%
Textiles and Leather	16,760	0.4%	9,385	0.2%	15,123	0.7%	17,161	0.8%
Transportation	127,767	3.0%	127,474	3.1%	50,530	2.4%	50,777	2.4%

Total Portfolio	$4,255,778	100.0%	$4,172,852	100.0%	$2,099,313	100.0%	$2,094,221	100.0%

Portfolio Investment Activity

        During the year ended June 30, 2013, we acquired $2,574,755 of new investments, completed follow-on investments in existing portfolio companies, totaling approximately $496,371, funded $21,143 of revolver advances, and recorded PIK interest of $10,947, resulting in gross investment originations of $3,103,217. The more significant of these investments are described briefly in the following:

          On July 5, 2012, we made a senior secured debt investment of $28,000 to support the acquisition of Material Handling Services, LLC, d/b/a/ Total Fleet Solutions ("TFS"), a provider of forklift and other material handling equipment fleet management and procurement services, by funds managed by CI Capital Partners, LLC. The senior secured term loan bears interest in cash at the greater of 10.5% or Libor plus 8.5% and has a final maturity of July 5, 2017.

          On July 16, 2012, we provided $15,000 of secured second lien financing to Pelican Products, Inc., a leading provider of unbreakable, watertight protective cases and technically advanced professional lighting equipment. The second lien term loan bears interest in cash at the greater of 11.5% or Libor plus 10.0% and has a final maturity of June 14, 2019.

          On July 20, 2012, we provided $12,000 of senior secured financing to EIG Investors Corp ("EIG"), a provider of an array of online services such as web presence, domain hosting, e-commerce, e-mail and other related services to small- and medium-sized businesses. The second lien term loan bears interest in cash at the greater of 11.0% or Libor plus 9.5% and has a final maturity of October 22, 2018.

          On July 20, 2012, we provided $10,000 of senior secured financing to FPG, LLC ("FPG"), a supplier of branded consumer and commercial products sold to the retail, foodservice, and hospitality sectors. The note payable bears interest in cash at the greater of 12.0% or Libor plus 11.0% and has a final maturity of January 20, 2017.

          On July 27, 2012, we provided $85,000 of subordinated financing to support the acquisition of substantially all the assets of Arctic Glacier Income Funds by funds affiliated with H.I.G. The new company, Arctic Glacier U.S.A., Inc., will continue to conduct business under the "Arctic Glacier" name and be a leading producer, marketer, and distributor of high-quality packaged ice to consumers in Canada and the United States. The unsecured subordinated term loan bears interest in cash at 12.0% and interest payment in kind of 3.0% and has a final maturity of July 27, 2019.

          On August 2, 2012, we provided a $27,000 secured loan to support the acquisition of New Star, a provider of specialized processing services to the steel industry, by funds managed by Insight Equity Management Company. The senior subordinated note bears interest in cash at the greater of 11.5% or Libor plus 8.5% and interest payment in kind of 1.0% and has a final maturity of February 2, 2018.

          On August 3, 2012, we provided $120,000 of senior secured financing, of which $110,000 was funded at closing, to support the acquisition of InterDent, Inc. ("Interdent"), a leading provider of dental practice management services to dental professional corporations and associations in the United States, by funds managed by H.I.G. The $55,000 Term Loan A note bears interest in cash at the greater of 8.0% or Libor plus 6.5% and has a final maturity of August 3, 2017. The $55,000 Term Loan B note bears interest in cash at the greater of 13.0% or Libor plus 10.0% and has a final maturity of August 3, 2017. The $10,000 senior secured revolver, which was unfunded at closing, bears interest in cash at the greater of 10.5% or Libor plus 8.25% and matured on February 3, 2013.

          On August 3, 2012, we provided $44,000 of secured subordinated financing to support the refinancing of New Century Transportation, Inc., a leading transportation and logistics company.

  The senior subordinated loan bears interest in cash at the greater of 12.0% or Libor plus 10.0% and interest payment in kind of 3.0% and has a final maturity of February 3, 2018.

          On August 3, 2012, we provided $10,000 of senior secured financing to Pinnacle (US) Acquisition Co Limited, the largest multi-national software company focused on the delivery of analytical and information management solutions for the discovery and extraction of subsurface natural resources. The second lien term loan originally bore interest in cash at the greater of 10.5% or Libor plus 8.25%. On January 17, 2013, we amended the terms of this investment and the first lien note bears interest in cash at the greater of 6.0% or Libor plus 4.0% and interest payment in kind of 5.5% as of June 30, 2013. The second lien term loan has a final maturity of August 3, 2020.

          On August 6, 2012, we made an investment of $22,210 to purchase 62.9% of the subordinated notes in Halcyon Loan Advisors Funding 2012-I, Ltd.

          On August 7, 2012, we made an investment of $36,798 to purchase 95.0% of the subordinated notes in ING IM CLO 2012-II, Ltd.

          On August 17, 2012, we made a secured second lien investment of $38,500 to support the recapitalization of American Gilsonite Company. The secured note bears interest in cash at 11.5% and has a final maturity of September 1, 2017. After the financing, on August 28, 2012, we received repayment of the $37,732 loan previously outstanding.

          On September 14, 2012, we invested an additional $10,000 in Hoffmaster Group, Inc. The second lien term loan bears interest in cash at the greater of 11.0% or Libor plus 9.5% and has a final maturity of January 3, 2019.

          On September 14, 2012, we made a secured investment of $135,000 to support the recapitalization of Progrexion. Concurrent with the financing, we received repayment of the $62,680 of loans that were previously outstanding. The senior secured loan bears interest in cash at the greater of 10.5% or Libor plus 8.5% and has a final maturity of September 14, 2017.

          On September 27, 2012, we made an investment of $45,746 to purchase 95% of the subordinated notes in ING IM CLO 2012-III, Ltd.

          On September 28, 2012, we made an unsecured investment of $10,400 to support the acquisition of Evanta Ventures, Inc., a diversified event management company. The subordinated note bears interest in cash at 12.0% and interest payment in kind of 1.0% and has a final maturity of September 28, 2018.

          On September 28, 2012, we made a secured second lien investment of $100,000 to support the recapitalization of United Sporting Companies, Inc. ("USC"), a national distributor of hunting, outdoor, marine and tackle products. The secured loan bears interest in cash at the greater of 12.75% or Libor plus 11.0% and has a final maturity of May 16, 2018.

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

          On October 24, 2012, we made an investment of $7,800 in APH, to acquire an industrial real estate property occupied by Filet-of-Chicken, a chicken processor in Georgia. We invested $1,809 of equity and $6,000 of debt in APH. The first lien note originally bore interest in cash at the greater of 10.5% or Libor plus 8.5% and interest payment in kind of 2.0%. On January 17, 2013, we amended the terms of this investment and the first lien note bears interest in cash at the greater of 6.0% or Libor plus 4.0% and interest payment in kind of 5.5% as of June 30, 2013. The first lien note has a final maturity of October 24, 2020.

          On November 5, 2012, we made an investment of $39,475 to purchase 95.0% of the income notes in ING IM CLO 2012-IV, Ltd.

          On November 9, 2012, we made a secured second lien investment of $22,000 to support the recapitalization of EIG. Concurrent with the financing, we received a repayment of the $12,000 loan previously outstanding. The new note bears interest in cash at the greater of 10.25% or Libor plus 9.0% and has a final maturity of May 9, 2020.

          On November 26, 2012, we made a secured second lien investment of $22,000 in The Petroleum Place, Inc., a provider of enterprise resource planning software focused on the oil & gas industry. The second lien note bears interest in cash at the greater of 10.0% or Libor plus 8.75% and has a final maturity of May 20, 2019.

          On November 30, 2012, we made a secured second lien investment of $9,500 to support the recapitalization of R-V. The second lien note bears interest in cash at the greater of 12.0% or Libor plus 9.0% and has a final maturity of May 30, 2018. As part of the recapitalization, we received a dividend of $11,073 for our investment in R-V's common stock.

          On December 6, 2012, we made an investment of $38,291 to purchase 90% of the subordinated notes in Apidos CLO XI, LLC.

          On December 13, 2012, we completed a $33,921 recapitalization of CCPI, an international manufacturer of refractory materials and other consumable products for industrial applications. Through the recapitalization, Prospect acquired a controlling interest in CCPI for $28,334 in cash and 467,928 unregistered shares of our common stock. The first lien note issued to CCPI bears interest in cash at a fixed rate of 10.0% and has a final maturity of December 31, 2017. The first lien note issued to CCPI bears interest in cash at a fixed rate of 12.0% and interest payment in kind of 7.0%, and has a final maturity of June 30, 2018.

          On December 14, 2012, we provided $10,000 of first lien financing to support the recapitalization of Prince Mineral Holding Corp. ("Prince"), a leading global specialty mineral processor and consolidator. The first lien note bears interest in cash at a fixed rate of 11.5% and has a final maturity of December 15, 2019.

          On December 14, 2012, we made a $3,000 follow-on investment in Focus Brands, Inc. The second lien note bears interest in cash at the greater of 10.25% or Libor plus 9.0% and has a final maturity of August 21, 2018.

          On December 17, 2012, we made a $39,800 first lien investment in Coverall North America, Inc. ("Coverall"), a leading franchiser of commercial cleaning businesses. The first lien note bears interest in cash at the greater of 11.5% or Libor plus 8.5% and has a final maturity of December 17, 2017.

          On December 17, 2012, we made a $38,150 first lien follow-on investment in TFS, to support the acquisition of Miner Holding Company, Inc. The first lien note bears interest in cash at the greater of 10.0% or Libor plus 8.0% and has a final maturity of December 21, 2017.

          On December 17, 2012, we made a secured debt investment of $30,000 to support the recapitalization of Biotronic. After the financing, we received repayment of the $26,227 loan that was previously outstanding. The new note bears interest in cash at the greater of 10.0% or Libor plus 8.0% and has a final maturity of December 17, 2017.

          On December 19, 2012, we provided $17,500 of senior secured second lien financing to Grocery Outlet, Inc., to support the recapitalization of a retailer of food, beverages and general merchandise. The second lien note bears interest in cash at the greater of 10.5% or Libor plus 9.25% and has a final maturity of June 17, 2019.

          On December 19, 2012, we provided $23,200 of senior secured second lien financing to support the recapitalization of TB Corp., a Mexican restaurant chain. The second lien note bears interest in cash at a fixed rate of 12.0% and interest payment in kind of 1.5% and has a final maturity of December 18, 2018.

          On December 20, 2012, we made an additional follow-on senior secured debt investment of $19,500 to support the recapitalization of Progrexion. After the financing, we held $154,500 of senior secured debt of Progrexion. The first lien note bears interest in cash at the greater of 10.5% or Libor plus 8.5% and has a final maturity of September 14, 2017.

          On December 21, 2012, we made a $10,000 senior secured second lien follow-on investment in Seaton Corp. The second lien note bears interest in cash at the greater of 12.5% or Libor plus 9.0% and interest payment in kind of 2.0% and has a final maturity of March 14, 2015.

          On December 21, 2012, we made a $37,500 senior secured first lien investment in Lasership, Inc., a leading provider of regional same day and next day distribution services for premier e-commerce and product supply businesses. The first lien note bears interest in cash at the greater of 10.25% or Libor plus 8.25% and has a final maturity of December 21, 2017.

          On December 21, 2012, we made a $12,000 senior secured first lien follow-on investment in FPG, a supplier of branded consumer and commercial products sold to the retail, foodservice, and hospitality sectors. The first lien note bears interest in cash at the greater of 12.0% or Libor plus 11.0% and has a final maturity of January 20, 2017.

          On December 24, 2012, we made a follow-on secured debt investment of $5,000 in New Star. The second lien note bears interest in cash at the greater of 11.5% or Libor plus 8.5% and interest payment in kind of 1.0% and has a final maturity of February 2, 2018.

          On December 24, 2012, we made a $7,000 second lien secured investment in Aderant North America, Inc., a leading provider of enterprise software solutions to professional services organizations. The second lien note bears interest in cash at the greater of 11.0% or PRIME plus 7.75% and has a final maturity of June 20, 2019.

          On December 28, 2012, we made a $9,500 first lien secured investment in APH, to acquire Abbington Pointe, Inc., a multi-family property in Marietta, Georgia. We invested $3,193 of equity and $6,400 of debt in APH. The first lien note originally bore interest in cash at the greater of 10.5% or Libor plus 8.5% and interest payment in kind of 2.0%. On January 17, 2013, we amended the terms of this investment and the first lien note bears interest in cash at the greater of 6.0% or Libor plus 4.0% and interest payment in kind of 5.5% as of June 30, 2013. The first lien note has a final maturity of October 24, 2020.

          On December 28, 2012, we made a $5,000 second lien secured investment in TransFirst Holdings, Inc., a payments processing firm that provides electronic credit card authorization to merchants located throughout the United States. The second lien note bears interest in cash at the greater of 11.0% or Libor plus 9.75% and has a final maturity of June 27, 2018.

          On December 28, 2012, we completed a $47,900 recapitalization of Credit Central, a branch-based provider of installment loans. Through the recapitalization, we acquired a controlling interest in Credit Central for $38,082 in cash and 897,906 unregistered shares of our common stock. The first lien note bears interest in cash at the greater of 20.0% or Libor plus 18.5% and has a final maturity of December 31, 2020.

          On December 28, 2012, we made a $3,600 follow-on subordinated unsecured investment in Ajax. The unsecured note bears interest in cash at the greater of 11.5% or Libor plus 8.5% and interest payment in kind of 6.00% and has a final maturity of December 31, 2017.

          On December 28, 2012, we made a $30,000 first lien senior secured investment to support the recapitalization of Spartan Energy Services, LLC ("Spartan"), a leading provider of thru tubing and flow control services to oil and gas companies. The first lien note bears interest in cash at the greater of 10.5% or Libor plus 9.0% and has a final maturity of December 28, 2017.

          On December 31, 2012, we provided $32,000 senior secured loan to support the acquisition of System One Holdings, LLC, a leading provider of professional staffing services. The first lien note bears interest in cash at the greater of 11.0% or Libor plus 9.5% and has a final maturity of December 31, 2018.

          On December 31, 2012, we funded a recapitalization of Valley Electric with $42,572 of debt and $9,526 of equity financing. Through the recapitalization, we acquired a controlling interest in Valley Electric for $7,449 in cash and 4,141,547 unregistered shares of our common stock. The first lien note issued to Valley Electric bears interest in cash at the greater of 9.0% or Libor plus 6.0% and interest payment in kind of 9.0% and has a final maturity of December 31, 2018. The first lien note issued to Valley Electric Co. of Mt. Vernon Inc. bears interest in cash at the greater of 8.0% or Libor plus 5.0% and interest payment in kind of 2.5% and has a final maturity of December 31, 2017.

          On December 31, 2012, we provided $70,000 of secured second lien debt financing for the acquisition of Thomson Reuters Property Tax Services by Ryan, LLC ("Ryan"). The second lien note bears interest in cash at the greater of 12.0% or Libor plus 9.0% and interest payment in kind of 3.0% and has a final maturity of June 30, 2018.

          On January 11, 2013, we provided $27,100 of debt financing to Correctional Healthcare Holding Company, Inc. ("CHC"), a national provider of correctional medical and behavioral healthcare solutions. The subordinated secured second lien loan bears interest in cash at 11.25% and has a final maturity of January 11, 2020.

          On January 17, 2013, we made a $30,348 follow-on investment in APH, to acquire 5100 Live Oaks Blvd, LLC, a multi-family residential property located in Tampa, Florida. We invested $2,748 of equity and $27,600 of debt in APH. The first lien note bears interest in cash at the greater of 6.0% or Libor plus 4.0% and interest payment in kind of 5.50% and has a final maturity of October 24, 2020.

          On January 24, 2013, we made an investment of $24,870 to purchase 56.14% of the subordinated notes in Cent 17 CLO Limited.

          On January 24, 2013, we made an investment of $26,901 to purchase 50.12% of the subordinated notes in Octagon Investment Partners XV, Ltd.

          On January 29, 2013, we provided $8,000 of secured second lien financing to TGG Medical Transitory, Inc., a developer of technologies for extracorporeal photopheresis treatments. The senior secured second lien term loan bears interest in cash at the greater of 11.25% or Libor plus 10.0% and has a final maturity of June 27, 2018.

          On January 31, 2013, we funded an acquisition of the subsidiaries of Nationwide, which operate a specialty finance business based in Chicago, Illinois, with $21,308 of debt and $3,843 of equity financing. The senior secured term loan bears interest in cash at the greater of 20.0% or Libor plus 18.5% and has a final maturity of January 31, 2023.

          On February 5, 2013, we received a distribution of $3,250 related to our investment in NRG Manufacturing, Inc. ("NRG"), for which we realized a gain of the same amount. This was a partial release of the amount held in escrow.

          On February 5, 2013, we made a secured debt investment of $2,000 in Healogics, Inc. ("Healogics"), a provider of outpatient wound care management services located in Jacksonville, Florida.

          On February 13, 2013, we made an investment of $35,025 to purchase 50.34% of the subordinated notes in Galaxy XV CLO, Ltd.

          On February 14, 2013, we made a $2,000 secured second lien debt investment in J.G. Wentworth, LLC ("J.G. Wentworth"), the largest purchaser of structured settlement and annuity payments in the United States. The second lien term loan bears interest in cash at the greater of 9.0% or Libor plus 7.5% and has a final maturity of February 8, 2019.

          On February 14, 2013, we provided $15,000 of senior secured financing to Speedy Group Holdings Corp., a leading provider of short-term loans and financial services in the United States, the United Kingdom and Canada. The unsecured subordinated term loan bears interest in cash at 12.0% and has a final maturity of November 15, 2017.

          On February 15, 2013, we made a $6,000 secured second lien debt investment in SESAC Holdco II LLC, a performing rights organization based in Nashville, Tennessee. The second lien term loan bears interest in cash at the greater of 10.0% or Libor plus 8.75% and has a final maturity of July 12, 2019.

          On February 21, 2013, we provided $39,550 of senior secured first lien financing to Atlantis Healthcare Group (Puerto Rico), Inc., a leading owner and operator of dialysis stations. The senior secured term loan bears interest in cash at the greater of 10.0% or Libor plus 8.0% and has a final maturity date of February 21, 2018.

          On February 25, 2013, we made a $10,000 secured second lien loan and a $2,000 secured first lien debt investment in TNS, an international data communications company that provides networking, data communications and other value added services. The second lien term loan bears interest in cash at the greater of 9.0% or Libor plus 8.0% and has a final maturity of August 14, 2020.

          On March 1, 2013, we made a $70,000 secured term loan investment in a subsidiary of Cinedigm DC Holdings, LLC, a leading provider of digital cinema services, software and content marketing and distribution. The senior secured term loan bears interest in cash at the greater of 11.0% or Libor plus 9.0% and interest payment in kind of 2.5% and has a final maturity of March 31, 2021.

          On March 6, 2013, we made a $5,000 follow-on investment in Rocket Software, Inc. The senior secured second lien term loan bears interest in cash at the greater of 10.25% or Libor plus 8.75% and has a final maturity of February 8, 2019.

          On March 7, 2013, we made a secured second lien follow-on investment of $60,000 in USC. The senior secured second lien term loan bears interest in cash at the greater of 12.75% or Libor plus 11.0% and has a final maturity of May 16, 2018.

          On March 8, 2013, we made an investment of $40,400 to purchase 78.60% of the subordinated notes in Halcyon Loan Advisors Funding 2013-I Ltd.

          On March 12, 2013, we provided $12,000 of secured second lien financing to ALG USA Holding, LLC, a vertically integrated travel company that focuses on providing all-inclusive vacations in Mexico and the Caribbean to U.S. customers. The senior secured second lien term loan bears interest in cash at the greater of 10.25% or Libor plus 9.0% and has a final maturity of February 28, 2020.

          On March 15, 2013, we made an investment of $44,063 to purchase 95.27% of the subordinated notes in Apidos CLO XII, Ltd.

          On March 18, 2013, we provided a $197,291 first lien senior secured credit facility to support the refinancing of Capstone Logistics, LLC ("Capstone"), a logistics services portfolio company. After the financing, we received repayment of $69,139 of loans previously outstanding. The $97,291 Term Loan A note bears interest in cash at the greater of 6.5% or Libor plus 5.0% and has a final maturity of September 16, 2016. The $100,000 Term Loan B note bears interest in cash at the greater of 11.5% or Libor plus 10.0% and has a final maturity of September 16, 2016.

          On March 27, 2013, we provided $100,000 of senior secured debt financing to support the recapitalization of Broder Bros., Co. ("Broder"), a leading distributor of imprintable sportswear and accessories in the United States. The senior secured term loan bears interest in cash at the greater of 10.75% or Libor plus 9.0% and has a final maturity of June 27, 2018.

          On April 1, 2013, we refinanced our existing $38,472 senior and subordinated loans to Ajax, increasing the size of our debt investment to $38,537. Concurrent with the refinancing, we received repayment of the $18,635 loans that were previously outstanding. The subordinated unsecured term loan bears interest in cash at the greater of 11.5% or Libor plus 8.5% and interest payment in kind of 6.0% and has a final maturity of March 30, 2018.

          On April 17, 2013, we made an investment of $43,650 to purchase 97% of the subordinated notes in Mountain View.

          On April 22, 2013, we provided $34,375 of senior secured financing, of which $31,875 was funded at closing, to support the acquisition of Pegasus, the world's largest processor of commissions paid by hotels to travel agencies for room booking services. The Term Loan A note bears interest in cash at the greater of 6.75% or Libor plus 5.5% and has a final maturity of April 18, 2018. The Term Loan B note bears interest in cash at the greater of 13.75% or Libor plus 12.5% and has a final maturity of April 18, 2018. The $5,000 senior secured revolver bears interest in cash at the greater of 9.0% or Libor plus 7.75% and has a final maturity of April 18, 2014.

          On April 25, 2013, we made an investment of $26,000 to purchase 50.9% of the subordinated notes in Brookside.

          On April 30, 2013, we made a $21,247 follow-on investment in APH, to acquire Lofton Place Apartments and Vista at Palma Sola, multi-family residential properties located in Florida. We invested $3,247 of equity and $18,000 of debt in APH. The senior secured note bears interest in cash at the greater of 6.0% or Libor plus 4.0% and interest payment in kind of 5.50% and has a final maturity of October 24, 2020.

          On May 8, 2013, we made a $6,119 follow-on investment in APH, to acquire Arlington Park, a multi-family residential property located in Marietta, Georgia. We invested $2,118 of equity and $4,000 of debt in APH. The senior secured note bears interest in cash at the greater of 6.0% or Libor plus 4.0% and interest payment in kind of 5.50% and has a final maturity of October 24, 2020.

          On May 9, 2013, we provided a $60,000 senior secured credit facility, of which $55,000 was funded at closing, to support the recapitalization of Sandow, a provider of multimedia content and services to businesses and consumers focused on the areas of design and luxury. The senior secured first lien loan bears interest in cash at the greater of 10.5% or Libor plus 8.5% and interest payment in kind of 1.5% and has a final maturity of May 8, 2018.

          On May 10, 2013, we provided a $150,000 senior secured term loan to support the recapitalization of Arctic Glacier, a leading producer, marketer, and distributor of high-quality packaged ice to consumers in the United States and Canada. After the financing, we received repayment of $86,982 of subordinated unsecured term loan previously outstanding. The senior secured second lien loan bears interest in cash at the greater of 11.25% or Libor plus 10.0% and has a final maturity of November 10, 2019.

          On May 14, 2013, we provided $4,000 of senior secured financing to SourceHOV, a leading provider of business and knowledge process outsourcing. The senior secured second lien loan bears interest in cash at the greater of 8.75% or Libor plus 7.5% and has a final maturity of April 30, 2019.

          On May 31, 2013, we made a follow-on secured second lien debt investment of $7,190 in IWP, a specialty pharmacy services company. The secured second lien loan bears interest in cash at the greater of 11.5% or Libor plus 7.0% and interest payment in kind of 1.0% and has a final maturity of May 31, 2019.

          On June 11, 2013, we provided $115,000 of senior secured financing to Transplace, a third-party logistics company that services many of the largest shippers in the world. The senior secured first lien loan bears interest in cash at the greater of 10.0% or Libor plus 5.0% and has a final maturity of June 11, 2019.

          On June 11, 2013, we provided $7,000 of secured second lien financing to AST, a leading North American third-party provider of share registry and associated value added services to shareholders on behalf of listed public companies. The second lien loan bears interest in cash at the greater of 9.25% or Libor plus 8.0% and has a final maturity of December 26, 2020.

          On June 12, 2013, we made a $23,250 follow-on investment in R-V. The senior subordinated note bears interest in cash at the greater of 10.0% or Libor plus 9.0% and has a final maturity of June 12, 2018.

          On June 18, 2013, we served as sole agent and provider of $70,000 senior secured financing, of which $65,643 was funded at closing, to support the recapitalization of Traeger, a leading designer, marketer, and distributor of wood pellet grills, flavored wood pellets, and grill accessories. The $30,000 Term Loan A note bears interest in cash at the greater of 6.5% or Libor plus 4.5% and has a final maturity of June 18, 2018. The $30,000 Term Loan B note bears interest in cash at the greater of 11.5% or Libor plus 9.5% and has a final maturity of June 18, 2018. The $10,000 senior secured revolver, of which $5,643 was drawn at closing, bears interest in cash at the greater of 9.0% or Libor plus 7.0% and has a final maturity of June 18, 2014.

          On June 24, 2013, we made a $76,533 follow-on investment in APH, to acquire Arium Resort (f/k/a The Resort at Pembroke Pines), a prominent multi-family residential community located in Pembroke Pines, Florida. We invested $13,533 of equity and $63,000 of debt in APH. The senior secured note bears interest in cash at the greater of 6.0% or Libor plus 4.0% and interest payment in kind of 5.50% and has a final maturity of October 24, 2020.

          On June 25, 2013, we made an investment of $26,500 to purchase 84.13% of the subordinated notes in LCM XIV.

          On June 27, 2013, we provided $11,000 of secured second lien financing to Blue Coat, a leading provider of web security and wide area network (WAN) optimization solutions. The second lien note bears interest in cash at the greater of 9.5% or Libor plus 8.5% and has a final maturity of June 28, 2020.

          On June 27, 2013, we made a follow-on secured debt investment of $87,500 to support the recapitalization of Progrexion. After the financing, we now hold $241,033 of senior secured debt of Progrexion. The senior secured first lien note bears interest in cash at the greater of 10.5% or Libor plus 8.5% and has a final maturity of September 14, 2017.

          On June 28, 2013, we made a $1,000 follow-on investment in Ajax. The subordinated unsecured term loan bears interest in cash at the greater of 11.5% or Libor plus 8.5% and interest payment in kind of 6.0% and has a final maturity of March 30, 2018.

          On June 28, 2013, we made an $18,000 secured debt follow-on investment in New Star, a provider of specialized processing services to the steel industry. The senior subordinated term loan bears interest in cash at 11.5% and interest payment in kind of 1.0% and has a final maturity of February 2, 2018.

        During the year ended June 30, 2013, we closed-out twenty-three positions which are briefly described below.

          On July 24, 2012, we sold our 3,821 shares of Iron Horse Coiled Tubing, Inc. ("Iron Horse") common stock in connection with the exercise of an equity buyout option, receiving $2,040 of net proceeds and realizing a gain of approximately $1,772 on the sale.

          On August 3, 2012, Pinnacle Treatment Centers, Inc. repaid the $17,475 loan receivable to us.

          On August 10, 2012, U.S. HealthWorks Holding Company, Inc. repaid the $25,000 loan receivable to us.

          On September 20, 2012, Fischbein repaid the $3,425 loan receivable to us.

          On October 5, 2012, Northwestern Management Services, LLC ("Northwestern") repaid the $15,092 loan receivable to us and we sold our 50 shares of Northwestern common stock for total proceeds of $2,233, realizing a gain of $1,862.

          On October 16, 2012, Blue Coat repaid the $25,000 loan receivable to us.

          On October 18, 2012, Hi-Tech Testing Services, Inc. and Wilson Inspection X-Ray Services, Inc. repaid the $7,200 loan receivable to us.

          On October 19, 2012, Mood Media Corporation repaid the $15,000 loan receivable to us.

          On October 31, 2012, Shearer's Foods, Inc. ("Shearer's") repaid the $37,999 loan receivable to us. On November 7, 2012, we redeemed our membership interests in Mistral Chip Holdings, LLC, Mistral Chip Holdings 2, LLC and Mistral Chip Holdings 3, LLC in connection with the sale of Shearer's, receiving $6,022 of net proceeds and realizing a gain of approximately $2,027 on the redemption.

          On November 8, 2012, Potters Holdings II, L.P. repaid the $15,000 loan receivable to us.

          On November 15, 2012, Renaissance Learning, Inc. repaid the $6,000 loan receivable to us.

          On December 3, 2012, VanDeMark Chemicals, Inc. repaid the $29,658 loan receivable to us.

          On December 7, 2012, Hudson Products Holdings, Inc. ("Hudson") repaid the $6,267 loan receivable to us.

          On December 21, 2012, ST Products, LLC repaid the $23,162 loan receivable to us.

          On December 21, 2012, SG Acquisition, Inc. repaid the $83,242 loan receivable to us.

          On February 5, 2013, we sold our $2,000 investment in Healogics and realized a gain of $60 on this investment.

          On February 25, 2013, we sold our $2,000 secured first lien investment in TNS and realized a gain of $20 on this investment.

          On March 18, 2013, we sold our $2,000 investment in J.G. Wentworth and realized a gain of $75 on this investment.

          On March 28, 2013, we sold our investment in New Meatco Provisions, LLC ("Meatco") for net proceeds of approximately $1,965, realizing a loss of $10,814 on the sale.

          On March 29, 2013, we received net proceeds of $1,251 for the partial sale of our equity investment in Caleel + Hayden, LLC, realizing a gain of $900 on the sale.

          On April 30, 2013, we sold our investment in Fischbein for net proceeds of $3,168, recognizing a realized gain of $2,293 on the sale. In addition, there is $310 being held in escrow which will be recognized as additional gain if and when received.

          On May 16, 2013, Out Rage repaid the $11,836 loan receivable to us.

          On May 23, 2013, Snacks Holding repaid the $15,366 loan receivable to us.

          On June 3, 2013, Nobel repaid the $15,262 loan receivable to us.

          On June 4, 2013, Springs repaid the $35,000 loan receivable to us.

          On June 13, 2013, we sold our $4,000 investment in SourceHOV and realized a gain of $40 on this investment.

          On June 14, 2013, we sold our $10,000 investment in TNS and realized a gain of $117 on this investment.

          On June 28, 2013, Sandow repaid $30,100 of the $55,000 loan receivable to us. After the repayment, we now hold $24,900 of senior secured debt of Sandow.

        In addition to the repayments noted above, during the year ended June 30, 2013, we received principal amortization payments of $19,568 on several loans, and $99,066 of partial prepayments primarily related to Byrider Systems Acquisition Corp, Capstone, Cargo Airport Services USA, LLC ("Cargo"), Energy Solutions, NMMB, Northwestern, and Sandow.

        On January 4, 2012, Energy Solutions sold its gas gathering and processing assets ("Gas Solutions") for a sale price of $199,805, adjusted for the final working capital settlement, including a potential earnout of $28,000 that will be paid based on the future performance of Gas Solutions. We do not know the timing, if any, related to this potential earnout and have valued the $28,000 at zero as of June 30, 2013. After expenses, including structuring fees of $9,966 paid to us, Energy Solutions received approximately $158,687 in cash. Currently, a loan to Energy Solutions remains outstanding and is collateralized by the cash held by Energy Solutions after the sale transaction. The sale of Gas

Solutions by Energy Solutions resulted in significant earnings and profits, as defined by the Internal Revenue Code, at Energy Solutions for calendar year 2012. As a result, distributions from Energy Solutions to us were required to be recognized as dividend income, in accordance with ASC 946, Financial Services—Investment Companies, as cash distributions are received from Energy Solutions to the extent there are earnings and profits sufficient to support such recognition. During the year ended June 30, 2013, Energy Solutions repaid $28,500 of senior and subordinated secured debt. We received $19,543 of make-whole fees for early repayment of the outstanding loan receivables, which was recorded as interest income during the year ended June 30, 2013. During the year ended June 30, 2013, we received distributions of $53,820 from Energy Solutions which were recorded as dividend income. Energy Solutions continues to hold $23,979 of cash for future investment and repayment of the remaining debt.

        During the year ended June 30, 2013, we recognized $1,481 of interest income due to purchase discount accretion from the assets acquired from Patriot Capital Funding, Inc. ("Patriot"). Included in the $1,481 recorded during the year ended June 30, 2013 is $1,111 of normal accretion and $370 of accelerated accretion resulting from the repayment of Hudson. We expect to recognize $240 of normal accretion during the three months ended September 30, 2013.

        During the year ended June 30, 2012, we recognized $6,613 of interest income due to purchase discount accretion from the assets acquired from Patriot. Included in the $6,613 is $3,083 of normal accretion and $3,530 of accelerated accretion resulting from the repayment of Mac & Massey Holdings, LLC ("Mac & Massey"), Nupla Corporation ("Nupla"), ROM Acquisition Corp and Sport Helmets Holdings, LLC ("Sport Helmets").

        During the year ended June 30, 2011, we recognized $22,084 of interest income due to purchase discount accretion from the assets acquired from Patriot. Included in the $22,084 is $4,912 of normal accretion, $12,035 of accelerated accretion resulting from the repayment of Impact Products, LLC, Label Corp Holdings Inc. and Prince, and $4,968 of accelerated accretion resulting from the recapitalization of our debt investments in Arrowhead General Insurance Agency, Inc. ("Arrowhead"), The Copernicus Inc. ("Copernicus"), Fischbein and Northwestern. The restructured loans for Arrowhead, Copernicus, Fischbein and Northwestern were issued at market terms comparable to other industry transactions. In accordance with ASC 320-20-35 the cost basis of the new loans were recorded at par value, which precipitated the acceleration of original purchase discount from the loan repayments which was recognized as interest income.

        The following is a quarter-by-quarter summary of our investment activity:

Quarter-End	Acquisitions(1)	Dispositions(2)
June 30, 2013	$798,760	$321,615
March 31, 2013	784,395	102,527
December 31, 2012	772,125	349,269
September 30, 2012	747,937	158,123
June 30, 2012	573,314	146,292
March 31, 2012	170,073	188,399
December 31, 2011	154,697	120,206
September 30, 2011	222,575	46,055
June 30, 2011	312,301	71,738
March 31, 2011	359,152	78,571
December 31, 2010	140,933	67,405
September 30, 2010	140,951	68,148
June 30, 2010	88,973	39,883
March 31, 2010	59,311	26,603
December 31, 2009(3)	210,438	45,494
September 30, 2009	6,066	24,241
June 30, 2009	7,929	3,148
March 31, 2009	6,356	10,782
December 31, 2008	13,564	2,128
September 30, 2008	70,456	10,949
June 30, 2008	118,913	61,148
March 31, 2008	31,794	28,891
December 31, 2007	120,846	19,223
September 30, 2007	40,394	17,949
June 30, 2007	130,345	9,857
March 31, 2007	19,701	7,731
December 31, 2006	62,679	17,796
September 30, 2006	24,677	2,781
June 30, 2006	42,783	5,752
March 31, 2006	15,732	901
December 31, 2005	—	3,523
September 30, 2005	25,342	—
June 30, 2005	17,544	—
March 31, 2005	7,332	—
December 31, 2004	23,771	32,083
September 30, 2004	30,371	—

Since inception	$6,352,530	$2,089,211

(1)
Includes new deals, additional fundings, refinancings and PIK interest.

(2)
Includes scheduled principal payments, prepayments and refinancings.

(3)
The $210,438 of acquisitions for the quarter ended December 31, 2009 includes $207,126 of portfolio investments acquired from Patriot.

Investment Valuation

        In determining the fair value of our portfolio investments at June 30, 2013, the Audit Committee considered valuations from the independent valuation firms and from management having an aggregate range of $4,081,889 to $4,354,692, excluding money market investments.

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

        The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties, comparable multiples for recent sales of companies within the industry and discounted cash flow models for our investments in CLOs. The composite of all these analyses, applied to each investment, was a total valuation of $4,172,852, excluding money market investments.

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

          As a result of improved operating results, the Board of Directors increased the fair value of our investment in AIRMALL to $54,648 as of June 30, 2013, a premium of $3,478 from its amortized cost, compared to the $3,788 unrealized depreciation recorded at June 30, 2012.

  Ajax Rolled Ring & Machine, Inc.

          Ajax forges large seamless steel rings on two forging mills in the company's York, South Carolina facility. The rings are used in a range of industrial applications, including in construction equipment and power turbines. Ajax also provides machining and other ancillary services.

          We acquired a controlling equity interest in Ajax in a recapitalization of Ajax that was closed on April 4, 2008. We funded $22,000 of senior secured term debt, $11,500 of subordinated term debt and $6,300 of equity as of that closing. During the fiscal year ended June 30, 2010, we funded an additional $3,530 of secured subordinated debt to refinance a third-party revolver provider and provide working capital. Ajax repaid $3,461 of this secured subordinated debt during the quarter ended September 30, 2010. During the quarter ended December 31, 2012, we funded an additional $3,600 of unsecured debt to refinance first lien debt held by Wells Fargo.

          On April 1, 2013, we refinanced our existing $38,472 senior loans to Ajax, increasing the size of our debt investment to $38,537. Concurrent with the refinancing, we received repayment of the $18,635 loans that were previously outstanding. As of June 30, 2013, we control 78.01% of the fully-diluted common and preferred equity. The principal balance of our senior debt to Ajax was $19,737 and our subordinated debt was $19,700 as of June 30, 2013.

          Due to soft operating results, the Board of Directors decreased the fair value of our investment in Ajax to $39,437 as of June 30, 2013, a reduction of $6,057 from its amortized cost, compared to the $11,151 unrealized appreciation recorded at June 30, 2012.

  APH Property Holdings, LLC

          We make investments in real estate through our investment in APH, a holding company that owns 100% of the common equity of APHC. APHC is a Maryland corporation and qualified REIT for federal income tax purposes.

          During the year ended June 30, 2013, we provided $125,892 and $26,648 of debt and equity financing, respectively, to APH for the acquisition of various industrial and multi-family residential real estate properties in Florida and Georgia. We received structuring fees of $4,511 from APH that were recorded as other income during the year ended June 30, 2013. As of June 30, 2013, APHC's real estate portfolio was comprised of seven investments. The following table shows the mortgages outstanding due to other parties for each of the seven properties:

No.	Property Name	City	Date of Acquisition	Purchase Price	Mortgage Outstanding
1	146 Forest Parkway	Forest Park, GA	10/24/2012	$7,400	$—
2	Abbington Pointe	Marietta, GA	12/28/2012	23,500	15,275
3	Amberly Place	Tampa, FL	1/17/2013	63,400	39,600
4	Lofton Place	Tampa, FL	4/30/2013	26,000	16,965
5	Vista at Palma Sola	Bradenton, FL	4/30/2013	27,000	17,550
6	Arlington Park	Marietta, GA	5/8/2013	14,850	9,650
7	Arium Resort	Pembroke Pines, GA	6/24/2013	225,000	157,500

          The Board of Directors set the fair value of our investment in APH to $152,540 as of June 30, 2013, equal to its amortized cost.

  Energy Solutions Holdings Inc. (f/k/a Gas Solutions Holdings, Inc.)

          Energy Solutions owns interests in other companies operating in the energy sector. These include operating offshore supply vessels and ownerships of a non-operating biomass plant and several coal mines. Energy Solutions subsidiaries formerly owned interests in a gas gathering and processing system in east Texas.

          In December 2011, we completed a reorganization of Gas Solutions Holdings, Inc. renaming the company Energy Solutions and transferring ownership of other operating companies owned by us and operating within the energy industry with the intent of strategically expanding Energy Solutions operations across energy sectors. As part of the reorganization, we transferred our equity interests in Change Clean Energy Holdings, Inc. ("CCEHI"), Change Clean Energy, Inc. ("CCEI"), Freedom Marine Holdings, LLC ("Freedom Marine") and Yatesville Coal Holdings, Inc. ("Yatesville") to Energy Solutions. On December 28, 2011, we made a follow-on investment of $4,750 to support the acquisition of a new vessel by Vessel Holdings LLC, a subsidiary of Freedom Marine.

          On January 4, 2012, Energy Solutions sold Gas Solutions for a sale price of $199,805, adjusted for the final working capital settlement, including a potential earnout of $28,000 that will be paid based on the future performance of Gas Solutions. After expenses, including structuring fees of $9,966 paid to us, Energy Solutions received approximately $158,687 in cash. Currently, a loan to Energy Solutions remains outstanding and is collateralized by the cash held by Energy Solutions after the sale transaction. The sale of Gas Solutions by Energy Solutions has resulted in significant earnings and profits, as defined by the Internal Revenue Code, at Energy Solutions for calendar year 2012. As a result, distributions from Energy Solutions to us were required to be recognized as dividend income, in accordance with ASC 946, Financial Services—Investment Companies, as cash distributions are received from Energy Solutions to the extent there are current year earnings and profits sufficient to support such recognition.

          In determining the value of Energy Solutions, we have utilized two valuation techniques to determine the value of the investment. Our Board of Directors has determined the value to be $26,696 for our debt and equity positions at June 30, 2013 based upon a combination of a current value method for the cash balances of Energy Solutions and a liquidation analysis for our interests in CCEHI, CCEI, Freedom Marine and Yatesville. At June 30, 2013 and June 30, 2012, Energy Solutions, including the underlying portfolio companies affected by the reorganization, was valued at $7,574 below and $63,623 above its amortized cost, respectively. We received distributions of $53,820 from Energy Solutions that were recorded as dividend income during the year ended June 30, 2013. We also received $19,543 of make-whole fees from Energy Solutions for early repayments of the outstanding loans, which was recorded as interest income in the year ended June 30, 2013.

  First Tower Holdings of Delaware, LLC

          First Tower is a multiline specialty finance company based in Flowood, Mississippi with over 170 branch offices.

          On June 15, 2012, we acquired 80.1% of First Tower, LLC ("First Tower") businesses for $110,200 in cash and 14,518,207 unregistered shares of our common stock. Based on our share price of $11.06 at the time of issuance, we acquired our 80.1% interest in First Tower for approximately $270,771. As consideration for our investment, First Tower Delaware, which is 100% owned by us, recorded a secured revolving credit facility to us of $244,760 and equity of $43,193. First Tower Delaware owns 80.1% of First Tower Holdings LLC, the holding company of First Tower. The assets of First Tower acquired include, among other things, the subsidiaries owned by First Tower, which hold finance receivables, leaseholds, and tangible property associated with First

  Tower's businesses. During the three months ended June 30, 2012, we received $8,075 in structuring fee income. During the three months ended December 31, 2012, we funded an additional $20,000 of senior secured debt to support seasonally high demand during the holiday season. As of June 30, 2013, First Tower had total assets of approximately $605,783 including $378,327 of finance receivables net of unearned charges. As of June 30, 2013, First Tower's total debt outstanding to parties senior to us was $264,760.

          Due to a reduction in public market comparables in the consumer finance industry, the Board of Directors set the fair value of our investment in First Tower at $298,084 as of June 30, 2013, a discount of $9,869 to its amortized cost, compared to $287,953 as of June 30, 2012, equal to its amortized cost at that time.

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

          On January 19, 2010, we modified the terms of our senior secured debt in AEH and Coalbed in conjunction with the formation of Manx, a new entity consisting of the assets of AEH, Coalbed and Kinley Exploration LLC. The assets of the three companies were combined under new common management. We funded $2,800 at closing to Manx to provide for working capital. A portion of our loans to AEH and Coalbed was exchanged for Manx preferred equity, while our AEH equity interest was converted into Manx common stock. There was no change to fair value at the time of restructuring, and we continue to fully reserve any income accrued for Manx. During the year ended June 30, 2011, we made a follow-on secured debt investments of $750 in Manx to support ongoing operations. On June 30, 2012, Manx assigned the membership interests and associated operating company debt of Coalbed and AEH to Wolf Energy Holdings, Inc. ("Wolf"), a newly-formed company owned by us.

          During the quarter ended June 30, 2013, we determined that the impairment of Manx was other-than-temporary and recorded a realized loss of $9,397 for the amount that the amortized cost exceeded the fair market value. The Board of Directors set the fair value of our investment in Manx at $346 as of June 30, 2013, a reduction of $154 from its amortized cost, compared to the $11,028 unrealized depreciation recorded at June 30, 2012.

  The Healing Staff, Inc.

          During the three months ended December 31, 2012, we determined that the impairment of Integrated Contract Services, Inc. ("ICS") was other-than-temporary and recorded a realized loss of $12,198 for the amount that the amortized cost exceeded the fair market value. Our remaining investments are in THS and Vets Securing America ("VSA"), wholly owned subsidiaries of ICS with ongoing operations. THS provides outsourced medical staffing services to governmental and commercial enterprises. VSA provides out-sourced security guards staffed primarily using retired military and police department veterans.

          During September and October 2007, we provided $1,170 to THS for working capital through our investment in ICS. In January 2009, we foreclosed on the real and personal property of ICS. Through this foreclosure process, we gained 100% ownership of THS. As part of its strategy to diversify its revenues THS started VSA as a new business in the latter part of 2009. During the year ended June 30, 2011 and the six months ended December 31, 2011, we made follow-on secured debt investments of $1,708 and $874, respectively, to support the ongoing operations of THS and VSA. Effective October 19, 2011, the closing date of the sale by VSA of a commercial real estate asset, $893 of the follow-on secured debt investments were repaid. In early May 2012, we made short-term secured debt investments of $118 and $42, respectively, to support the operations of THS and VSA, which short term debt was repaid in early June 2012. We made no additional fundings during the six months ended June 30, 2012 and the fiscal year ended June 30, 2013. In May 2012, in connection with the implementation of accounts receivable based funding programs for THS and VSA with a third party provider we agreed to subordinate our first priority security interest in all of the accounts receivable and other assets of THS and VSA to the third party provider of that accounts receivable based funding.

          Based upon an analysis of the liquidation value of assets, our Board of Directors determined the fair value of our investment in THS and VSA to be zero at June 30, 2013 and June 30, 2012, respectively, a reduction of $3,831 and $3,750 from its amortized cost, respectively.

  Wolf Energy Holdings, Inc.

          Wolf is a holding company formed to hold 100% of the outstanding membership interests of each of Coalbed and AEH. The membership interests of Coalbed and AEH, which were previously owned by Manx, were assigned to Wolf effective June 30, 2012. The purpose of assignment was to remove those activities from Manx deemed non-core by the Manx convertible debt investors who were not interested in funding those operations. In addition, effective June 29, 2012 C&J Cladding Holding Company, Inc. ("C&J") merged with and into Wolf, with Wolf as the surviving entity. At the time of the merger, C&J held the remaining undistributed proceeds from the sale of its membership interests in C&J Cladding, LLC. The merger was effectuated in connection with the broader simplification of our energy investment holdings.

          On April 15, 2013, assets previously held by H&M were assigned to Wolf in exchange for a $66,000 term loan secured by the assets. Our cost basis in this loan of $44,632 was determined in accordance with ASC 310-40, Troubled Debt Restructurings by Creditors, and is equal to the fair value of assets at the time of transfer and we recorded a realized loss of $19,647 in connection with the foreclosure on the assets. On May 17 2013, Wolf sold certain of the assets that had been previously held by H&M that were located in Martin County to Hibernia for $66,000. Proceeds from the sale were primarily used to repay the loan and NPI receivable due to us and we recognized as a realized gain of $11,826 partially offsetting the previously recorded loss. We received $3,960 of structuring and advisory fees from Wolf during the year ended June 30, 2013 related to the sale and $991 under the NPI agreement which was recognized as other income during the fiscal year ended June 30, 2013.

          Based on an increase in the liquidation value of Wolf due to the acquisition of assets previously held by H&M, the Board of Directors increased the fair value of our investment in Wolf to $4,949 as of June 30, 2013, a reduction of $3,091 from its amortized cost, compared to the $7,991 unrealized depreciation recorded at June 30, 2012.

        Equity positions in the portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results. Two of our portfolio companies,

Ajax and First Tower Delaware, experienced such volatility and experienced fluctuations in valuation during the year ended June 30, 2013. The valuation of Ajax decreased due to declining operating results. The value of our equity position in Ajax decreased to zero as of June 30, 2013, a discount of $6,057 to its cost, compared to the $11,134 unrealized gain recorded at June 30, 2012. The valuation of First Tower Delaware decreased due to change in current market conditions. The value of our equity position in First Tower decreased to $33,324 as of June 30, 2013, a discount of $9,869 to its cost, compared to the value of $43,193 recorded at June 30, 2012, equal to its cost. Six of the other controlled investments have been valued at discounts to the original investment. Eight of the control investments are valued at the original investment amounts or higher. Overall, at June 30, 2013, the control investments are valued at $18,517 below their amortized cost.

        We hold three affiliate investments at June 30, 2013. One of our affiliate portfolio companies, Boxercraft, experienced a meaningful decrease in valuation during the year ended June 30, 2013 due to declining operating results. As of June 30, 2013, Boxercraft is valued at $9,385, a reduction of $7,375 to its amortized cost. Overall, at June 30, 2013, affiliate investments are valued at $6,746 below their amortized cost.

        With the Non-control/Non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is limited on the high side to each loan's par value, plus any prepayment premia that could be imposed. Many of the debt investments in this category have not experienced a significant change in value, as they were previously valued at or near par value. Non-control/Non-affiliate investments did not experience significant changes in valuation and are generally performing as expected or better than expected. As of June 30, 2013 and June 30, 2012, four of our Non-control/Non-affiliate investments, ICON Health & Fitness, Inc. ("ICON"), Gulf Coast Machine & Supply Company ("Gulf Coast"), Stryker Energy, LLC ("Stryker") and Wind River Resources Corp. and Wind River II Corp. ("Wind River"), are valued at a significant discount to amortized cost, due to significant decreases in the operating results of the operating companies. Overall, at June 30, 2013, other Non-control/Non-affiliate investments are valued at $8,427 above their amortized cost, excluding our investments in ICON, Gulf Coast, Stryker and Wind River, as the remaining companies are generally performing as or better than expected.

Capitalization

        Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt currently consists of a revolving credit facility availing us of the ability to borrow debt subject to borrowing base determinations and Senior Convertible Notes which we issued in December 2010, February 2011, April 2012, August 2012 and December 2012, Senior Unsecured Notes, and Prospect Capital InterNotes®, which we may issue from time to time, and our equity capital, which is comprised entirely of common equity. The following table shows the Revolving Credit Facility, Senior Convertible Notes, Senior Unsecured Notes and InterNotes® amounts and outstanding borrowings at June 30, 2013 and June 30, 2012:

	As of June 30, 2013		As of June 30, 2012
	Maximum Draw Amount	Amount Outstanding	Maximum Draw Amount	Amount Outstanding
Revolving Credit Facility	$552,500	$124,000	$492,500	$96,000
Senior Convertible Notes	$847,500	$847,500	$447,500	$447,500
Senior Unsecured Notes	$347,725	$347,725	$100,000	$100,000
InterNotes®	$363,777	$363,777	$20,638	$20,638

        The following table shows the contractual maturity of our Revolving Credit Facility, Senior Convertible Notes, Senior Unsecured Notes and InterNotes® at June 30, 2013:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	After 5 Years
Revolving Credit Facility	$124,000	$—	$—	$124,000	$—
Senior Convertible Notes	847,500	—	150,000	297,500	400,000
Senior Unsecured Notes	347,725	—	—	—	347,725
InterNotes®	363,777	—	—	—	363,777

Total contractual obligations	$1,683,002	$—	$150,000	$421,500	$1,111,502

        We have and expect to continue to fund a portion of our cash needs through borrowings from banks, issuances of senior securities, including secured, unsecured and convertible debt securities, or issuances of common equity. For flexibility, we maintain a universal shelf registration statement that allows for the public offering and sale of our debt securities, common stock, preferred stock, subscription rights, and warrants and units to purchase such securities in an amount up to $3,000,000 less issuances to date. As of June 30, 2013, we can issue up to $1,743,217 of additional debt and equity securities in the public market under this shelf registration. We may from time to time issue securities pursuant to the shelf registration statement or otherwise pursuant to private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.

Revolving Credit Facility

        On June 11, 2010, we closed an extension and expansion of our existing credit facility with a syndicate of lenders through PCF (the "2010 Facility"). The 2010 Facility, which had $325,000 total commitments as of June 30, 2011, included an accordion feature which allowed the 2010 Facility to accept up to an aggregate total of $400,000 of commitments, a limit which was met on September 1, 2011. Interest on borrowings under the 2010 Facility was one-month Libor plus 325 basis points, subject to a minimum Libor floor of 100 basis points. Additionally, the lenders charged a fee on the unused portion of the 2010 Facility equal to either 75 basis points if at least half of the credit facility was used or 100 basis points otherwise.

        On March 27, 2012, we renegotiated the 2010 Facility and closed on an expanded five-year $650,000 revolving credit facility (the "2012 Facility"). The lenders have extended commitments of $552,500 under the 2012 Facility as of June 30, 2013. The 2012 Facility includes an accordion feature which allows commitments to be increased up to $650,000 in the aggregate. The revolving period of the 2012 Facility extends through March 2015, with an additional two year amortization period (with distributions allowed) after the completion of the revolving period. During such two year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the two year amortization period, the remaining balance will become due, if required by the lenders.

        The 2012 Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The 2012 Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the 2012 Facility. The 2012 Facility also requires the maintenance of a minimum liquidity requirement. At June 30, 2013, we were in compliance with the applicable covenants.

        Interest on borrowings under the 2012 Facility is one-month Libor plus 275 basis points with no minimum Libor floor. Additionally, the lenders charge a fee on the unused portion of the 2012 Facility equal to either 50 basis points if at least half of the credit facility is drawn or 100 basis points otherwise. The 2012 Facility requires us to pledge assets as collateral in order to borrow under the credit facility. As of June 30, 2013 and June 30, 2012, we had $473,508 and $418,980, respectively, available to us for borrowing under our 2012 Facility, of which the amount outstanding was $124,000 and $96,000, respectively. As additional investments that are eligible are transferred to PCF and pledged under the 2012 Facility, PCF will generate additional availability up to the commitment amount of $552,500. At June 30, 2013, the investments used as collateral for the 2012 Facility had an aggregate market value of $833,310, which represents 31.4% of our net assets. These assets have been transferred to PCF, a bankruptcy remote special purpose entity, which owns these investments and as such, these investments are not available to our general creditors. PCF, a bankruptcy remote special purpose entity and our wholly-owned subsidiary, holds all of these investments at market value as of June 30, 2013. The release of any assets from PCF requires the approval of the facility agent.

        In connection with the origination and amendments of the 2012 Facility, we incurred $11,150 of fees, including $1,319 of fees carried over from the previous facility, which are being amortized over the term of the facility in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $6,722 remains to be amortized as of June 30, 2013.

        During the years ended June 30, 2013, June 30, 2012 and June 30, 2011, we recorded $9,082, $14,883 and $8,507 of interest costs, unused fees and amortization of financing costs on our credit facility as interest expense, respectively.

Senior Convertible Notes

        On December 21, 2010, we issued $150,000 in aggregate principal amount of our 6.25% senior convertible notes due 2015 ("2015 Notes") for net proceeds following underwriting expenses of approximately $145,200. Interest on the 2015 Notes is paid semi-annually in arrears on June 15 and December 15, at a rate of 6.25% per year, commencing June 15, 2011. The 2015 Notes mature on December 15, 2015 unless converted earlier. The 2015 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at June 30, 2013 of 88.0902 and 88.1429 shares of common stock, respectively, per $1 principal amount of 2015 Notes, which is equivalent to a conversion price of approximately $11.35 per share of common stock, subject to adjustment in certain circumstances. The conversion price in effect at June 30, 2013 was last calculated on the anniversary of the issuance (December 21, 2012) and will next be adjusted on the next anniversary, unless the exercise price shall have changed by more than 1% before the anniversary. The conversion rate for the 2015 Notes is increased if monthly cash dividends paid to common shares exceed the rate of $0.101125 per share, subject to adjustment.

        On February 18, 2011, we issued $172,500 in aggregate principal amount of our 5.50% senior convertible notes due 2016 ("2016 Notes") for net proceeds following underwriting expenses of approximately $167,325. Between January 30, 2012 and February 2, 2012, we repurchased $5,000 of our 2016 Notes at a price of 97.5, including commissions. The transactions resulted in our recognizing $10 of loss in the year ended June 30, 2012. Interest on the remaining $167,500 of 2016 Notes is paid semi-annually in arrears on February 15 and August 15, at a rate of 5.50% per year, commencing August 15, 2011. The 2016 Notes mature on August 15, 2016 unless converted earlier. The 2016 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at June 30, 2013 of 78.3699 and 78.5395 shares, respectively, of common stock per $1 principal amount of 2016 Notes, which is equivalent to a conversion price of approximately $12.73 per share of common stock, subject to adjustment in certain circumstances. The conversion price in effect at June 30, 2013 was last calculated on the anniversary of the issuance (February 14, 2012) and will next be adjusted on the next anniversary, unless the exercise price shall have changed by more than 1% before the anniversary. The conversion rate for the 2016 Notes is increased when monthly cash dividends paid to common shares exceed the monthly dividend rate of $0.101150 per share.

        On April 16, 2012, we issued $130,000 in aggregate principal amount of our 5.375% senior convertible notes due 2017 ("2017 Notes") for net proceeds following underwriting expenses of approximately $126,035. Interest on the 2017 Notes is paid semi-annually in arrears on October 15 and April 15, at a rate of 5.375% per year, commencing October 15, 2012. The 2017 Notes mature on October 15, 2017 unless converted earlier. The 2017 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at June 30, 2013 of 85.8442 and 86.1162 shares of common stock, respectively, per $1 principal amount of 2017 Notes, which is equivalent to a conversion price of approximately $11.61 per share of common stock, subject to adjustment in certain circumstances. The conversion price in effect at June 30, 2013 was last calculated on the anniversary of the issuance (April 16, 2012) and will next be adjusted on the next anniversary, unless the exercise price shall have changed by more than 1% before the anniversary. The conversion rate for the 2017 Notes is increased when monthly cash dividends paid to common shares exceed the monthly dividend rate of $0.10150 per share.

        On August 14, 2012, we issued $200,000 in aggregate principal amount of our 5.75% senior convertible notes due 2018 ("2018 Notes") for net proceeds following underwriting expenses of approximately $193,600. Interest on the 2018 Notes is paid semi-annually in arrears on March 15 and September 15, at a rate of 5.75% per year, commencing March 15, 2013. The 2018 Notes mature on March 15, 2018 unless converted earlier. The 2018 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at June 30, 2013 of 82.3451 shares of common stock per $1 principal amount of 2018 Notes, which is equivalent to a conversion price of approximately $12.07 per share of common stock, subject to adjustment in certain circumstances. The conversion price has not been adjusted since the issuance (August 14, 2012) and will next be adjusted on the first anniversary, unless the exercise price shall have changed by more than 1% before the anniversary. The conversion rate for the 2018 Notes is increased when monthly cash dividends paid to common shares exceed the monthly dividend rate of $0.101600 per share.

        On December 21, 2012, we issued $200,000 in aggregate principal amount of 5.875% senior convertible notes due 2019 (the "2019 Notes") for net proceeds following underwriting and other expenses of approximately $193,600. Interest on the 2019 Notes is paid semi-annually in arrears on January 15 and July 15, at a rate of 5.875% per year, commencing July 15, 2013. The 2019 Notes mature on January 15, 2019 unless converted earlier. The 2019 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at June 30, 2013 of 79.7766 shares of common stock per $1 principal amount of 2019 Notes, which is equivalent to a conversion price of approximately $12.54 per share of common stock, subject to adjustment in certain circumstances. The conversion price has not been adjusted since the issuance (December 21, 2012) and will next be adjusted on the first anniversary, unless the exercise price shall have changed by more than 1% before the anniversary. The conversion rate for the 2019 Notes is increased when monthly cash dividends paid to common shares exceed the monthly dividend rate of $0.110025 per share.

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

        Prior to obtaining the Guidance, we will not engage in certain transactions that would result in an adjustment to the conversion rate of the 2015 Notes increasing the conversion rate beyond what it would have been in the absence of such transaction unless we have engaged in a reverse stock split or share combination transaction such that in our reasonable best estimation, the conversion rate following the adjustment for such transaction will not be any closer to the conversion rate cap than it would have been in the absence of such transaction.

        Upon conversion, unless a holder converts after a record date for an interest payment but prior to the corresponding interest payment date, the holder will receive a separate cash payment with respect to the Notes surrendered for conversion representing accrued and unpaid interest to, but not including the conversion date. Any such payment will be made on the settlement date applicable to the relevant conversion on the 2015 Notes and 2016 Notes (collectively, "Senior Convertible Notes").

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

        In connection with the issuance of the Senior Convertible Notes, we incurred $27,032 of fees which are being amortized over the terms of the notes in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $20,254 remains to be amortized and is included within deferred financing costs on the consolidated statements of assets and liabilities as of June 30, 2013.

        During the years ended June 30, 2013, June 30, 2012 and June 30, 2011, we recorded $45,878, $22,197 and $9,090 of interest costs and amortization of financing costs on the Senior Convertible Notes as interest expense, respectively.

Senior Unsecured Notes

        On May 1, 2012, we issued $100,000 in aggregate principal amount of 6.95% senior unsecured notes due 2022 for proceeds net of offering expenses of $97,000 (the "2022 Notes"). Interest on the 2022 Notes is paid quarterly in arrears on August 15, November 15, February 15 and May 15, at a rate of 6.95% per year, commencing on August 15, 2012. The 2022 Notes mature on November 15, 2022. These notes will be our direct unsecured obligations and rank equally with all of our unsecured senior indebtedness from time to time outstanding.

        On March 15, 2013, we issued $250,000 in aggregate principal amount of 5.875% senior unsecured notes due 2023 (the "2023 Notes") for net proceeds following underwriting and other expenses of approximately $245,885. Interest on the 2023 Notes is paid semi-annually. The 2023 Notes matured on March 15, 2023. These notes will be our direct unsecured obligations and rank equally with all of our unsecured senior indebtedness from time to time outstanding.

        In connection with the issuance of the 2022 Notes and 2023 Notes (collectively the "Senior Unsecured Notes"), we incurred $7,480 of fees which are being amortized over the term of the notes in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $7,114 remains to be amortized and is included within deferred financing costs on the consolidated statements of assets and liabilities.

        During the years ended June 30, 2013 and June 30, 2012, we recorded $11,672 and $1,178 of interest costs and amortization of financing costs on the Senior Unsecured Notes as interest expense, respectively.

Prospect Capital InterNotes®

        On February 16, 2012, we entered into a Selling Agent Agreement (the "Selling Agent Agreement") with Incapital LLC, as purchasing agent for our issuance and sale from time to time of up to $500,000 of Prospect Capital InterNotes® (the "InterNotes® Offering"), which was subsequently increased to $1,000,000. Additional agents appointed by us from time to time in connection with the InterNotes Offering may become parties to the Selling Agent Agreement.

        These notes are direct unsecured senior obligations and will rank equally with all of our unsecured senior indebtedness outstanding. Each series of notes will be issued by a separate trust. These notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.

        During the year ended June 30, 2013, we issued $343,139 in aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of approximately $334,243. These notes were issued with stated interest rates ranging from 3.28% to 6.63% with a weighted average rate of 5.59%. These notes mature between July 15, 2019 and June 15, 2043.

        The bonds outstanding as of June 30, 2013 are:

Date of Issuance	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date
March 1, 2012 - March 8, 2012	$5,465	6.90% - 7.00%	6.97%	March 15, 2022
April 5, 2012 - April 26, 2012	8,516	6.50% - 6.85%	6.72%	April 15, 2022
June 14, 2012	2,657	6.95%	6.95%	June 15, 2022
June 28, 2012	4,000	6.55%	6.55%	June 15, 2019
July 6, 2012 - July 26, 2012	20,928	6.20% - 6.45%	6.31%	July 15, 2019
August 2, 2012 - August 23, 2012	17,545	6.05% - 6.15%	6.09%	August 15, 2019
September 7, 2012 - September 27, 2012	29,406	5.85% - 6.00%	5.92%	September 15, 2019
October 4, 2012	7,172	5.70%	5.70%	October 19, 2019
November 23, 2012 - November 29, 2012	13,754	5.00% - 5.13%	5.09%	November 15, 2019
November 29, 2012	1,979	5.75%	5.75%	November 15, 2032
November 23, 2012 - November 29, 2012	16,437	6.50% - 6.63%	6.58%	November 15, 2042
December 6, 2012 - December 28, 2012	9,339	4.50% - 4.86%	4.73%	December 15, 2019
December 6, 2012	1,127	5.63%	5.63%	December 15, 2032
December 13, 2012 - December 28, 2012	3,702	5.00% - 5.13%	5.11%	December 15, 2030
December 6, 2012 - December 28, 2012	22,966	6.00% - 6.38%	6.21%	December 15, 2042
January 4, 2013 - January 31, 2013	4,427	4.00% - 4.375%	4.15%	January 15, 2020
January 4, 2013 - January 31, 2013	2,388	4.50% - 4.875%	4.74%	January 15, 2031
January 4, 2013 - January 31, 2013	9,338	5.50% - 5.875%	5.63%	January 15, 2043
February 4, 2013 - February 28, 2013	2,619	4.00%	4.00%	February 15, 2031
February 4, 2013 - February 28, 2013	664	4.50%	4.50%	February 15, 2031
February 4, 2013 - February 28, 2013	4,623	5.50%	5.50%	February 15, 2043
March 4, 2013 - March 28, 2013	3,832	4.00%	4.00%	March 15, 2020
March 4, 2013 - March 28, 2013	984	4.125% - 4.50%	4.24%	March 15, 2031
March 4, 2013 - March 28, 2013	4,308	5.50%	5.50%	March 15, 2043
March 14, 2013 - March 28, 2013	1,225	L+3.00%	3.27%	March 15, 2023
April 4, 2013 - April 25, 2013	29,528	4.50% - 5.00%	4.96%	April 15, 2020
April 4, 2013 - April 25, 2013	264	L+3.50%	3.78%	April 15, 2023
April 4, 2013 - April 25, 2013	5,164	4.63% - 5.50%	5.34%	April 15, 2031
April 4, 2013 - April 25, 2013	12,280	6.00%	6.00%	April 15, 2043
May 2, 2013 - May 31, 2013	42,482	5.00%	5.00%	May 15, 2020
May 2, 2013 - May 31, 2013	10,000	5.00%	5.00%	May 15, 2028
May 2, 2013 - May 31, 2013	7,548	5.75%	5.75%	May 15, 2031
May 2, 2013 - May 31, 2013	33,641	6.25%	6.25%	May 15, 2043
June 6, 2013 - June 27, 2013	9,905	5.00% - 5.25%	5.04%	June 15, 2020
June 6, 2013 - June 27, 2013	5,000	5.00%	5.00%	June 15, 2028
June 6, 2013 - June 27, 2013	1,707	5.75% - 6.00%	5.85%	June 15, 2031
June 6, 2013 - June 27, 2013	6,857	6.25% - 6.50%	6.31%	June 15, 2043

	$363,777

        In connection with the issuance of the Prospect Capital InterNotes®, we incurred $10,598 of fees which are being amortized over the term of the notes in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $10,248 remains to be amortized and is included within deferred financing costs on the consolidated statements of assets and liabilities.

        During the years ended June 30, 2013 and June 30, 2012, we recorded $9,707 and $276 of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense, respectively.

Net Asset Value

        During the year ended June 30, 2013, we raised $1,179,084 of additional equity, net of offering costs, by issuing 106,752,517 shares of our common stock. The following table shows the calculation of net asset value per share as of June 30, 2013 and June 30, 2012:

	As of June 30, 2013	As of June 30, 2012
Net Assets	$2,656,494	$1,511,974
Shares of common stock outstanding	247,836,965	139,633,870

Net asset value per share	$$10.72	$10.83

Results of Operations

        Net increase in net assets resulting from operations for the years ended June 30, 2013, 2012 and 2011 was $220,856, $190,904 and $118,238, respectively, representing $1.07, $1.67 and $1.38 per weighted average share, respectively. During the year ended June 30, 2013, we experienced net unrealized and realized losses of $104,068 or approximately $0.50 per weighted average share primarily due to the reduction in the fair value of our investments in Ajax, Boxercraft and First Tower because of changes in current market conditions and Energy Solutions for which we received $19,543 of make-whole fees for early repayment of the outstanding loan and dividends of $53,820 during the year, which were recorded as interest and dividend income, respectively, reducing the amount previously recorded as unrealized appreciation. These losses were partially offset by net realized gains from the sale of assets in Wolf, assets formerly held by H&M, and distributions received from our escrow receivable account, primarily from NRG. During the year ended June 30, 2012, we experienced net unrealized and realized gains of $4,220 or approximately $0.04 per weighted average share primarily from significant write-ups of our investments in Ajax, Energy Solutions and R-V, and our sale of NRG for which we realized a gain of $36,940. These instances of appreciation were partially offset by unrealized depreciation in Biotronic, H&M, Meatco, NMMB, Stryker and Wind River.

        Net investment income decreased on a weighted average per share basis from $1.63 to $1.57 for the years ended June 30, 2012 and 2013, respectively. The decrease is primarily due to an increase of $6,500 in accrued excise as the result of undisturbed ordinary income at December 31, 2012 and expected at December 31, 2013, and higher levels of cash awaiting deployment during the year ended June 30, 2013. Net investment income increased on a weighted average per share basis from $1.10 to $1.63 for the years ended June 30, 2011 and 2012, respectively. This increase is primarily due to the sale of NRG, for which we received a $26,936 make-whole fee for early repayment of the outstanding loan, which was recorded as interest income in the year ended June 30, 2012, and an increase in dividend income received from Energy Solutions and NRG of $38,000 and $11,411, respectively. These increases were partially offset by a $15,471 decline in interest income from purchase discount accretion from the assets acquired from Patriot.

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

        Investment income, which consists of interest income, including accretion of loan origination fees and prepayment penalty fees, dividend income and other income, including net profits interests revenue, overriding royalty interests and structuring fees, was $576,336, $320,910, and $169,476, for the years ended June 30, 2013, June 30, 2012 and June 30, 2011, respectively. During the year ended June 30, 2013, the increase in investment income is primarily the result of a larger income producing portfolio, increased structuring, advisory and amendment fees from the deployment of additional capital in revenue-producing assets, make-whole fees from Energy Solutions for early repayment of our outstanding loan, and increased dividends received from Energy Solutions and R-V.

        The following table describes the various components of investment income and the related levels of debt investments:

	Year Ended June 30, 2013	Year Ended June 30, 2012	Year Ended June 30, 2011
Interest income	$435,455	$219,536	$134,454
Dividend income	82,705	64,881	15,092
Other income	58,176	36,493	19,930

Total investment income	$576,336	$320,910	$169,476

Average debt principal of performing investments	$2,878,421	$1,466,703	$871,400

Weighted average interest rate earned on performing assets	15.1%	15.0%	15.2%

        Average interest income producing assets have increased from $871,400 for the year ended June 30, 2011 to $1,466,703 for the year ended June 30, 2012 to $2,878,421 for the year ended June 30, 2013. The average yield on performing interest bearing assets remained relatively consistent over the three year period.

        Investment income is also generated from dividends and other income. Dividend income increased from $64,881 for the year ended June 30, 2012 to $82,705 for the year ended June 30, 2013. This $17,824 increase in dividend income is primarily attributed to an increase in the level of dividends received from our investments in Energy Solutions and R-V due to increased profits generated by the portfolio companies. We received dividends from Energy Solutions of $53,820 and $47,850 during the years ended June 30, 2013 and June 30, 2012, respectively. The sale of Gas Solutions by Energy Solutions has resulted in significant earnings and profits, as defined by the Internal Revenue Code, at Energy Solutions for calendar year 2012. As a result, distributions from Energy Solutions to us were recognized as dividend income, in accordance with ASC 946, Financial Services—Investment Companies, as cash distributions are received from Energy Solutions to the extent there are earnings and profits sufficient to support such recognition. We received dividends from R-V of $24,462 and $283 during the years ended June 30, 2013 and June 30, 2012, respectively. The $24,462 of dividends received from R-V during the year ended June 30, 2013 include a $11,073 distribution as part of R-V's recapitalization in November 2012 for which we provided an additional $9,500 of senior secured financing. The increases in dividend income from our investments in Energy Solutions and R-V were offset by a reduction in dividends received from NRG. We received dividends from NRG of $15,011 during the year ended June 30, 2012. There were no dividends from NRG received during the year ended June 30, 2013 as NRG has been sold.

        Dividend income increased from $15,092 for the year ended June 30, 2011 to $64,881 for the year ended June 30, 2012. This $49,789 increase in dividend income is primarily attributed to an increase in the dividends received from our investments in Energy Solutions and NRG due to increased profits generated by the portfolio companies. We received dividends from NRG of $15,011 and $3,600 during the years ended June 30, 2012 and June 30, 2011, respectively. We received dividends from Energy Solutions of $47,850 and $9,850 during the years ended June 30, 2012 and June 30, 2011, respectively. The sale of Gas Solutions by Energy Solutions has resulted in significant earnings and profits, as defined by the Internal Revenue Code, at Energy Solutions for calendar year 2012. As a result, distributions from Energy Solutions to us were recognized as dividend income, in accordance with ASC 946, Financial Services—Investment Companies, as cash distributions are received from Energy Solutions to the extent there are earnings and profits sufficient to support such recognition.

        Other income has come primarily from structuring fees, overriding royalty interests, and settlement of net profits interests. Comparing the year ended June 30, 2012 to the year ended June 30, 2013, income from other sources increased from $36,493 to $58,176, respectively. This $21,683 increase is primarily due to $52,699 of structuring fees recognized during the year ended June 30, 2013 primarily from our investments in APH, Arctic Glacier, Broder, InterDent, Progrexion, Ryan, TransPlace, USC and Wolf originations, in comparison to $26,443 of structuring fees recognized during the year ended June 30, 2012. This $26,256 increase in structuring fees is partially offset by a decrease in advisory fees recognized during the year ended June 30, 2013 from our investments in Energy Solutions and NRG. We received $8,783 of advisory fees from Energy Solutions and NRG during the year ended June 30, 2012. No such fee was received during the year ended June 30, 2013. The remaining $4,210 increase is primarily due to $4,122 of royalty income recognized during the year ended June 30, 2013 primarily from First Tower and Wolf, in comparison to $224 of royalty income recognized during the year ended June 30, 2012.

        Comparing the year ended June 30, 2011 to the year ended June 30, 2012, income from other sources increased from $19,930 to $36,493. This $16,563 increase is primarily due to $14,137 of structuring and advisory fees recognized during the year ended June 30, 2012 from our investments in Energy Solutions and NRG. The remaining $2,426 increase is primarily due to $21,088 of structuring fees recognized, excluding those received from our investments in Energy Solutions and NRG, during the year ended June 30, 2012 primarily from the Capstone, First Tower, Naylor, LLC and Totes Isotoner Corporation ("Totes") originations, in comparison to $18,494 of structuring fees recognized during the year ended June 30, 2011.

Operating Expenses

        Our primary operating expenses consist of investment advisory fees (base management and income incentive fees), borrowing costs, legal and professional fees and other operating and overhead-related expenses. These expenses include our allocable portion of overhead under the Administration Agreement with Prospect Administration under which Prospect Administration provides administrative services and facilities for us. Our investment advisory fees compensate Prospect Capital Management (the "Investment Adviser") for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions in accordance with our Administration Agreement with Prospect Administration. Operating expenses were $251,412, $134,226 and $75,255 for the years ended June 30, 2013, June 30, 2012 and June 30, 2011, respectively.

        The base investment advisory expenses were $69,800, $35,836 and $22,496 for the years ended June 30, 2013, June 30, 2012 and June 30, 2011, respectively. These increases are directly related to our growth in total assets. For the years ended June 30, 2013, June 30, 2012 and June 30, 2011, income incentive fees incurred were $81,231, $46,761 and $23,555, respectively. The $34,470 increase in the income incentive fee for the year ended June 30, 2013 is driven by an increase in pre-incentive fee net investment income of $172,800 primarily due to an increase in interest income from a larger asset base. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.

        During the years ended June 30, 2013, June 30, 2012 and June 30, 2011, we incurred $76,341, $38,534 and $17,598, respectively, of expenses related to our 2012 Facility, InterNotes®, Senior Unsecured Notes and Senior Convertible Notes. These expenses are related directly to the leveraging capacity put into place for each of those years and the levels of indebtedness actually undertaken in those years. The table below describes the various expenses of our 2012 Facility, InterNotes®, Senior Unsecured Notes and Senior Convertible Notes and the related indicators of leveraging capacity and indebtedness during these years.

	Year Ended June 30, 2013	Year Ended June 30, 2012	Year Ended June 30, 2011
Interest on borrowings	$62,657	$27,346	$9,861
Amortization of deferred financing costs	8,283	8,510	5,366
Commitment and other fees	5,401	2,678	2,371

Total	$76,341	$38,534	$17,598

Weighted-average debt outstanding	$1,066,368	$502,038	$176,277
Weighted average interest rate on borrowings (excluding amortization and undrawn facility fees)	5.88%	5.45%	5.59%
Facility amount at beginning of year	$492,500	$325,000	$210,000

        The increase in interest expense for the year ended June 30, 2013 is primarily due to the issuance of the 2022 Notes, 2023 Notes and the Senior Convertible Notes on April 16, 2012, August 14, 2012 and December 21, 2012, for which we incurred $34,551 of collective interest expense. The weighted average interest rate on borrowings (excluding amortization and undrawn facility fees) increased from 5.45% to 5.88% as of June 30, 2012 and June 30, 2013, respectively. This increase is primarily due to a decrease in utilization of our credit facility in favor of longer term financing.

        The allocation of overhead expense from Prospect Administration was $8,737, $6,848 and $4,979 for the years ended June 30, 2013, 2012 and 2011, respectively. As our portfolio continues to grow, we expect Prospect Administration to continue to increase the size of its administrative and financial staff.

        Total operating expenses, net of investment advisory fees, interest costs, excise tax and allocation of overhead from Prospect Administration ("Other Operating Expenses"), were $8,803, $6,337 and $6,627 for the years ended June 30, 2013, 2012 and 2011, respectively. The increase in Other Operating Expenses during the year ended June 30, 2013 when compared to the year ended June 30, 2012 is primarily the result of a $1,000 insurance claim settlement for legal fees expensed in previous periods that was received during the year ended June 30, 2012. The decrease in Other Operating Expenses during the year ended June 30, 2012 when compared to the year ended June 30, 2011 is primarily the result of a $1,000 insurance claim settlement for legal fees expensed in previous periods that was received during the year ended June 30, 2012.

Net Investment Income

        Net investment income represents the difference between investment income and operating expenses. Our net investment income was $324,924, $186,684 and $94,221 for the years ended June 30, 2013, June 30, 2012 and June 30, 2011, respectively, or $1.57 per share, $1.63 per share and $1.10 per share, respectively. The $138,240 increase for the year ended June 30, 2013 is primarily due to an increase of $215,919 in interest income, due to the increased size of our portfolio for which we have recognized additional interest income. The $255,426 increase in investment income is offset by an increase in operating expenses of $117,186, primarily due to a $68,524 increase in advisory fees due to the growing size of our portfolio and related income, and $37,807 of additional interest and credit facility expenses. For the calendar year ended December 31, 2012, we elected to retain a portion of our annual taxable income and have paid $4,500 for the excise tax due with the filing of the return. As of June 30, 2013, we have $2,000 accrued as an estimate of two quarters of the excise tax due for the calendar year ending December 31, 2013. The per share decrease is primarily due to an increase of $6,500 in excise taxes and higher levels of cash awaiting deployment during the year ended June 30, 2013.

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

Net Realized (Losses) Gains, (Decrease) Increase in Net Assets from Net Changes in Unrealized Appreciation/Depreciation

        Net realized (losses) gains were ($26,234), $36,588 and $16,465 for the years ended June 30, 2013, June 30, 2012 and June 30, 2011, respectively. The net realized loss for the year ended June 30, 2013 was primarily due to the sale of Meatco (realized loss of $10,814), the other-than-temporary impairment of ICS (realized loss of $12,117) and restructuring of the H&M debt in conjunction with the foreclosure on the assets of H&M (realized loss of $19,647). These losses were partially offset by net realized gains from the sale of our assets in Wolf (realized gain of $11,826), assets formerly held by H&M, and distributions received from our escrow receivable account, primarily NRG (resulting in realized gains of $3,252). The net realized gain for the year ended June 30, 2012 was due primarily to the sale of NRG common stock for which we realized a gain of $36,940 and the sale of our equity interests in Copernicus, C&J, Fairchild Industrial Products, Co., Fischbein, Mac & Massey, Nupla and Sport Helmets for which we realized a total gain of $14,317. These gains were offset by our impairment of Deb Shops. During the year ended June 30, 2012, Deb Shops filed for bankruptcy and a plan for reorganization was proposed. The plan was approved by the bankruptcy court and our debt position was eliminated with no payment to us. We determined that the impairment of Deb Shops was other-than-temporary on September 30, 2011 and recorded a realized loss of $14,607 for the full amount of the amortized cost. The asset was completely written off when the plan of reorganization was approved. The net realized gain for the year ended June 30, 2011 was due primarily to gains from the sales of our common equity in Fischbein and Miller of $9,893 and $7,977, respectively.

        Net (decrease) increase in net assets from changes in unrealized (depreciation) appreciation was ($77,834), ($32,368), and $7,552 for the years ended June 30, 2013, June 30, 2012 and June 30, 2011, respectively, or ($0.37) per share, ($0.28) per share and $0.09 per share, respectively. For the year ended June 30, 2013, the $77,834 decrease in net assets from the net change in unrealized depreciation was driven by reduction in the fair value of our investments in Ajax, Boxercraft and First Tower because of changes in current market conditions and Energy Solutions for which we received $19,543 of make-whole fees for early repayment of the outstanding loan and distributions of $53,820 during the year, which were recorded as interest and dividend income, respectively, reducing the amount previously recorded as unrealized appreciation. These instances of unrealized depreciation were partially offset by the elimination of the unrealized depreciation resulting from the H&M foreclosure mentioned above. For the year ended June 30, 2012, the $32,368 decrease in net assets from the net change in unrealized appreciation/depreciation was driven by write-downs of $68,197 related to our investments in H&M, Meatco and Stryker, as well as the elimination of the unrealized appreciation resulting from the sale of NRG mentioned above. The unrealized depreciation was partially offset by unrealized appreciation of approximately $34,712 related to our investments in Ajax and R-V. For the year ended June 30, 2011, the $7,552 increase in net assets from the net change in unrealized appreciation was driven by significant write-ups of $54,916 related to our investments in Ajax, Biotronic, ESHI, Iron Horse, NRG and Sport Helmets. The unrealized appreciation were partially offset by unrealized depreciation of approximately $35,689 related to our investments in H&M, ICS, Manx, Shearer's, Stryker, and $10,840 related to the repayment of Prince.

Financial Condition, Liquidity and Capital Resources

        For the years ended June 30, 2013, June 30, 2012 and June 30, 2011, our operating activities used $1,811,101, $287,881 and $581,609 of cash, respectively. There were no investing activities for the years ended June 30, 2013, June 30, 2012 and June 30, 2011. Financing activities provided cash flows of $1,868,250, $289,214 and $582,020 for the years ended June 30, 2013, June 30, 2012 and June 30, 2011, respectively. Dividends paid were $242,301, $127,564 and $91,247 for the years ended June 30, 2013, June 30, 2012 and June 30, 2011, respectively.

        Our primary uses of funds have been to continue to invest in portfolio companies, through both debt and equity investments, repay outstanding borrowings and to make cash distributions to holders of our common stock.

        Our primary sources of funds have been issuances of debt and equity. We have and may continue to fund a portion of our cash needs through borrowings from banks, issuances of senior securities or secondary offerings. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the year ended June 30, 2013, we borrowed $223,000 and made repayments totaling $195,000 under our 2012 Facility. As of June 30, 2013, we had $124,000 outstanding on our revolving credit facility, $847,500 outstanding on our Senior Convertible Notes, $347,725 outstanding on our Senior Unsecured Notes and $363,777 outstanding on InterNotes®. (See Capitalization.)

        Undrawn committed revolvers incur commitment fees ranging from 0.50% to 2.00%. As of June 30, 2013 and June 30, 2012, we have $202,518 and $180,646 of undrawn revolver commitments to our portfolio companies, respectively.

        Our Board of Directors, pursuant to the Maryland General Corporation Law, executed Articles of Amendment to increase the number of shares authorized for issuance from 200,000,000 to 500,000,000 in the aggregate. The amendment became effective July 30, 2012.

        On October 29, 2012, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to an additional $1,743,217 of debt and equity securities in the public market at June 30, 2013.

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

        On September 10, 2012, we entered into an ATM Program with KeyBanc through which we could sell, by means of at-the-market offerings from time to time, of up to 9,750,000 shares of our common stock. During the period from October 1, 2012 to October 9, 2012, we sold 1,245,655 shares of our common stock at an average price of $11.53 per share, and raised $14,361 of gross proceeds, under this program. Net proceeds were $14,217 after commission to the broker-dealer on shares sold and offering costs.

        On November 7, 2012, we issued 35,000,000 shares of our common stock at $11.10 per share (or $10.96 per share net proceeds excluding expenses), raising $383,600 of net proceeds.

        On December 21, 2012, we entered into an ATM Program with KeyBanc through which we could sell, by means of at-the-market offerings from time to time, of up to 17,500,000 shares of our common stock. During the period from January 7, 2013 to February 5, 2013, we sold 10,248,051 shares of our common stock at an average price of $11.25 per share, and raised $115,315 of gross proceeds, under this program. Net proceeds were $114,162 after commission to KeyBanc on shares sold.

        On February 11, 2013, we entered into an ATM Program with KeyBanc through which we could sell, by means of at-the-market offerings from time to time, of up to 45,000,000 shares of our common stock. During the period from February 14, 2013 to May 3, 2013, we sold 17,230,253 shares of our common stock at an average price of $11.14 per share, and raised $191,897 of gross proceeds, under the ATM Program. Net proceeds were $190,109 after commissions to KeyBanc on shares sold.

        On May 8, 2013, we entered into an ATM Program with BB&T Capital Markets, BMO Capital Markets, and KeyBanc through which we could sell, by means of at-the-market offerings from time to time, of up to 45,000,000 shares of our common stock. During the period from May 14, 2013 to June 30, 2013, we sold 4,359,200 shares of our common stock at an average price of $10.91 per share, and raised $47,532 of gross proceeds, under the ATM Program. Net proceeds were $47,133 after commissions to BB&T Capital Markets, BMO Capital Markets, and KeyBanc on shares sold. During the period from July 1, 2013 to August 21, 2013, we sold 9,818,907 shares of our common stock at an average price of $10.97 per share, and raised $107,725 of gross proceeds, under the ATM Program. Net proceeds were $106,822 after commissions to BB&T Capital Markets, BMO Capital Markets, and KeyBanc on shares sold. (See Recent Developments.)

Off-Balance Sheet Arrangements

        At June 30, 2013, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than those which originate from 1) the investment advisory and management agreement and the administration agreement and 2) the portfolio companies.

Recent Developments

        During the period from July 1, 2013 to August 21, 2013, we issued $58,607 in aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $57,344. In addition, we sold $7,682 in aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $7,513 with expected closing on August 22, 2013.

        During the period from July 1, 2013 to August 21, 2013, we sold 9,818,907 shares of our common stock at an average price of $10.97 per share, and raised $107,725 of gross proceeds, under the ATM Program. Net proceeds were $106,822 after commissions to the broker-dealer on shares sold and offering costs.

        On July 1, 2013, Pre-Paid Legal Services, Inc. repaid the $5,000 loan receivable to us.

        On July 9, 2013, Southern Management Corporation repaid the $17,565 loan receivable to us.

        On July 12, 2013, we provided $11,000 of secured second lien financing to Water PIK, Inc., a leader in developing innovative personal and oral healthcare products.

        On July 23, 2013, we made a $2,000 investment in Carolina Beverage Group, LLC ("Carolina Beverage"), a contract beverage manufacturer.

        On July 24, 2013, we sold our $2,000 investment in Carolina Beverage and realized a gain of $45 on this investment.

        On July 26, 2013, we made a $2,000 follow-on senior secured debt investment in Spartan, a leading provider of thru tubing and flow control services to oil and gas companies.

        On July 26, 2013, we made a $20,000 follow-on secured second lien investment in Royal Adhesives & Sealants, LLC ("Royal"), a leading producer of proprietary, high-performance adhesives and sealants.

        On July 31, 2013, we made a $5,100 follow-on investment in Coverall, a leading franchiser of commercial cleaning businesses.

        On July 31, 2013, Royal repaid the $28,364 subordinated unsecured loan receivable to us.

        On July 31, 2013, Cargo repaid the $43,399 loan receivable to us.

        On August 1, 2013, Medical Security Card Company, LLC repaid the $13,214 loan receivable to us.

        On August 2, 2013, we made an investment of $44,100 to purchase 90% of the subordinated notes in CIFC Funding 2013-III, Ltd.

        On August 2, 2013, we funded a recapitalization of CP Energy Services, Inc. ("CP Energy") with $81,273 of debt and $12,741 of equity financing. Through the recapitalization, we acquired a controlling interest in CP Energy for $73,009 in cash and 1,918,342 unregistered shares of our common stock. After the financing, we received repayment of the $18,991 loan previously outstanding.

        On August 12, 2013, we provided $80,000 in senior secured loans and a senior secured revolving loan facility, of which $70,000 was funded at closing, for the recapitalization of Matrixx Initiatives, Inc., owner of Zicam, a leading developer and marketer of OTC cold remedy products under the Zicam brand.

        On August 14, 2013, we announced the revised conversion rate on the 2018 Notes of 82.8631 shares of common stock per $1 principal amount of 2018 Notes, which is equivalent to a conversion price of approximately $12.07.

        On August 15, 2013, we announced an increase of $15,000 to our commitments to our credit facility. The commitments to the credit facility now stand at $567,500.

        On August 15, 2013, we made a $14,000 follow-on investment in Totes, a leading designer, distributer and retailer of high quality, branded functional accessories.

        On August 21, 2013, we announced the declaration of monthly dividends in the following amounts and with the following dates:

  •
  $0.110325 per share for January 2014 to holders of record on January 31, 2014 with a payment date of February 20, 2014;

  •
  $0.110350 per share for February 2014 to holders of record on February 28, 2014 with a payment date of March 20, 2014; and

  •
  $0.110375 per share for March 2014 to holders of record on March 31, 2014 with a payment date of April 17, 2014.

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

Investment Valuation

        To value our assets, we follow the guidance of ASC 820 that defines fair value, establishes a framework for measuring fair value in conformity with accounting principles generally accepted in the United States or America, or GAAP, and requires disclosures about fair value measurements.

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

  3)
  the Audit Committee of our Board of Directors reviews and discusses the preliminary valuation of the Investment Adviser and that of the independent valuation firms; and

  4)
  the Board of Directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of the Investment Adviser, the respective independent valuation firm and the Audit Committee.

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

        For a discussion of the risks inherent in determining the value of securities for which readily available market values do not exist, see "Risk Factors—Risks relating to our business—Most of our portfolio investments are recorded at fair value as determined in good faith under the direction of our Board of Directors and, as a result, there is uncertainty as to the value of our portfolio investments."

Valuation of Other Financial Assets and Financial Liabilities

        ASC Subtopic 820-10-05-1, The Fair Value Option for Financial Assets and Financial Liabilities ("ASC 820-10-05-1") permits an entity to elect fair value as the initial and subsequent measurement attribute for many of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. We have elected not to value some assets and liabilities at fair value as would be permitted by ASC 820-10-05-1.

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

        If we do not distribute at least 98% of our annual income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceeds the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. For the calendar year ended December 31, 2012, we elected to retain a portion of our annual taxable income and have paid $4,500 for the excise tax due with the filing of the return. As of June 30, 2013, we have $2,000 accrued as an estimate of two quarters of the excise tax due for the calendar year ending December 31, 2013.

        If we fail to satisfy the Annual Distribution Requirement or otherwise fail to qualify as a RIC in any taxable year, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would we be required to make distributions. Distributions would generally be taxable to our individual and other non-corporate taxable stockholders as ordinary dividend income eligible for the reduced maximum rate applicable to qualified dividend income to the extent of our current and accumulated earnings and profits, provided certain holding period and other requirements are met. Subject to certain limitations under the Code, corporate distributions would be eligible for the dividends-received deduction. To qualify again to be taxed as a RIC in a subsequent year, we would be required to distribute to our shareholders our accumulated earnings and profits attributable to non-RIC years reduced by an interest charge of 50% of such earnings and profits payable by us as an additional tax. In addition, if we failed to qualify as a RIC for a period greater than two taxable years, then, in order to qualify as a RIC in a subsequent year, we would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of ten years.

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

Recent Accounting Pronouncements

        In May 2011, the FASB issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS ("ASU 2011-04"). ASU 2011-04 amends Topic 820, Fair Value Measurements, ("ASC 820") by: (1) clarifying that the highest-and-best-use and valuation-premise concepts only apply to measuring the fair value of non-financial assets; (2) allowing a reporting entity to measure the fair value of the net asset or net liability position in a manner consistent with how market participants would price the net risk position, if certain criteria are met; (3) providing a framework for considering whether a premium or discount can be applied in a fair value measurement; (4) providing that the fair value of an instrument classified in a reporting entity's shareholders' equity is estimated from the perspective of a market participant that holds the identical item as an asset; and (5) expanding the qualitative and quantitative fair value disclosure requirements. The expanded disclosures include, for Level 3 items, a description of the valuation process and a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs if a change in those inputs would result in a significantly different fair value measurement. ASU 2011-4 also requires disclosures about the highest-and-best-use of a non-financial asset when this use differs from the asset's current use and the reasons for such a difference. In addition, this ASU amends ASC 820, Fair Value Measurements, to require disclosures to include any transfers between Level 1 and Level 2 of the fair value hierarchy. These amendments were effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years. The adoption of the amended guidance in ASU 2011-04 did not have a significant effect on our financial statements. See Note 3 for the disclosure required by ASU 2011-04.

        In August 2012, the FASB issued Accounting Standards Update 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114 ("SAB No. 114"), Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 ("ASU 2012-03"). The update amends various SEC paragraphs pursuant to the issuance of SAB No. 114 and is effective upon issuance. The adoption of the amended guidance in ASU 2012-03 did not have a significant effect on our financial statements.

        In October 2012, the FASB issued Accounting Standards Update 2012-04, Technical Corrections and Improvements ("ASU 2012-04"). The amendments in this update cover a wide range of Topics in the ASC. These amendments include technical corrections and improvements to the ASC and conforming amendments related to fair value measurements. The adoption of the amended guidance in ASU 2012-04 did not have a significant effect on our financial statements.

        In June 2013, the FASB issued Accounting Standards Update 2013-08, Financial Services—Investment Companies (Topic 946)—Amendments to the Scope, Measurement, and Disclosure Requirements ("ASU 2013-08"). ASU 2013-08 clarifies the approach to be used for determining whether an entity is an investment company and provides new measurement and disclosure requirements. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited. The adoption of ASU 2013-08 is not expected to materially effect on our financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        We are subject to financial market risks, including changes in interest rates and equity price risk. Some of the loans in our portfolio have floating interest rates.

        We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the twelve months ended June 30, 2013, we did not engage in hedging activities.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Prospect Capital Corporation
New York, New York

        We have audited the accompanying consolidated statements of assets and liabilities of Prospect Capital Corporation, the "Company", including the consolidated schedule of investments, as of June 30, 2013 and 2012, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended June 30, 2013, and the financial highlights for each of the five years in the period ended June 30, 2013. These consolidated financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial highlights based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and financial highlights are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. Our procedures include confirmation of securities owned as of June 30, 2013 and 2012 by correspondence with the custodian, trustees and portfolio companies, and alternative procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Prospect Capital Corporation at June 30, 2013 and 2012, the results of its operations, the changes in its net assets, and its cash flows for each of the three years in the period ended June 30, 2013, and the financial highlights for each of the five years in the period ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Prospect Capital Corporation's internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 21, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP BDO USA, LLP New York, New York August 21, 2013

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

	June 30, 2013	June 30, 2012
Assets (Note 4)
Investments at fair value:
Control investments (net cost of $830,151 and $518,015, respectively)	$811,634	$564,489
Affiliate investments (net cost of $49,189 and $44,229, respectively)	42,443	46,116
Non-control/Non-affiliate investments (net cost of $3,376,438 and $1,537,069, respectively)	3,318,775	1,483,616

Total investments at fair value (net cost of $4,255,778 and $2,099,313, respectively, Note 3)	4,172,852	2,094,221

Investments in money market funds	143,262	118,369
Cash	59,974	2,825
Receivables for:
Interest, net	22,863	14,219
Other	4,397	784
Prepaid expenses	540	421
Deferred financing costs	44,329	24,415

Total Assets	4,448,217	2,255,254

Liabilities
Credit facility payable (Notes 4 and 8)	124,000	96,000
Senior convertible notes (Notes 5 and 8)	847,500	447,500
Senior unsecured notes (Notes 6 and 8)	347,725	100,000
Prospect Capital InterNotes® (Notes 7 and 8)	363,777	20,638
Due to Broker	43,588	44,533
Dividends payable	27,299	14,180
Due to Prospect Administration (Note 12)	1,366	658
Due to Prospect Capital Management (Note 12)	5,324	7,913
Accrued expenses	2,345	2,925
Interest payable	24,384	6,723
Other liabilities	4,415	2,210

Total Liabilities	1,791,723	743,280

Net Assets	$2,656,494	$1,511,974

Components of Net Assets
Common stock, par value $0.001 per share (500,000,000 common shares authorized; 247,836,965 and 139,633,870 issued and outstanding, respectively) (Note 9)	$248	$140
Paid-in capital in excess of par (Note 9)	2,739,864	1,544,801
Undistributed net investment income	77,084	23,667
Accumulated realized losses on investments	(77,776)	(51,542)
Unrealized depreciation on investments	(82,926)	(5,092)

Net Assets	$2,656,494	$1,511,974

Net Asset Value Per Share	$10.72	$10.83

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended
	June 30, 2013	June 30, 2012	June 30, 2011
Investment Income
Interest income: (Note 3)
Control investments	$106,425	$53,408	$21,747
Affiliate investments	6,515	12,155	11,307
Non-control/Non-affiliate investments	234,013	144,592	101,400
CLO Fund securities	88,502	9,381	—

Total interest income	435,455	219,536	134,454

Dividend income:
Control investments	78,282	63,144	13,569
Affiliate Investments	728	—	—
Non-control/Non-affiliate investments	3,656	1,733	1,507
Money market funds	39	4	16

Total dividend income	82,705	64,881	15,092

Other income: (Note 10)
Control investments	16,821	25,464	2,829
Affiliate investments	623	108	190
Non-control/Non-affiliate investments	40,732	10,921	16,911

Total other income	58,176	36,493	19,930

Total Investment Income	576,336	320,910	169,476

Operating Expenses
Investment advisory fees:
Base management fee (Note 12)	69,800	35,836	22,496
Income incentive fee (Note 12)	81,231	46,671	23,555

Total investment advisory fees	151,031	82,507	46,051

Interest and credit facility expenses	76,341	38,534	17,598
Legal fees	1,918	279	1,062
Valuation services	1,579	1,212	992
Audit, compliance and tax related fees	1,566	1,446	876
Allocation of overhead from Prospect Administration (Note 12)	8,737	6,848	4,979
Insurance expense	356	324	285
Directors' fees	300	273	255
Excise tax	6,500	—	—
Other general and administrative expenses	3,084	2,803	3,157

Total Operating Expenses	251,412	134,226	75,255

Net Investment Income	324,924	186,684	94,221

Net realized (loss) gain on investments (Note 3)	(26,234)	36,588	16,465
Net change in unrealized (depreciation) appreciation on investments (Note 3)	(77,834)	(32,368)	7,552

Net Increase in Net Assets Resulting from Operations	$220,856	$190,904	$118,238

Net increase in net assets resulting from operations per share: (Notes 11 and 15)	$1.07	$1.67	$1.38

Weighted average shares of common stock outstanding:	207,069,971	114,394,554	85,978,757

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share data)

	Year Ended
	June 30, 2013	June 30, 2012	June 30, 2011
Increase in Net Assets from Operations:
Net investment income	$324,924	$186,684	$94,221
Net (loss) gain on investments	(26,234)	36,588	16,465
Net change in unrealized (depreciation) appreciation on investments	(77,834)	(32,368)	7,552

Net Increase in Net Assets Resulting from Operations	220,856	190,904	118,238

Dividends to Shareholders:
Distribution of net investment income	(271,507)	(136,875)	(94,326)
Distribution of return of capital	—	(4,504)	(11,841)

Total Dividends to Shareholders	(271,507)	(141,379)	(106,167)

Capital Share Transactions:
Net proceeds from capital shares sold	1,180,899	338,270	381,316
Less: Offering costs of public share offerings	(1,815)	(708)	(1,388)
Reinvestment of dividends	16,087	10,530	10,934

Net Increase in Net Assets Resulting from Capital Share Transactions	1,195,171	348,092	390,862

Total Increase in Net Assets:	1,144,520	397,617	402,933
Net assets at beginning of year	1,511,974	1,114,357	711,424

Net Assets at End of Year	$2,656,494	$1,511,974	$1,114,357

Capital Share Activity:
Shares sold	101,245,136	30,970,696	37,494,476
Shares issued to acquire controlled investments	5,507,381	—	—
Shares issued through reinvestment of dividends	1,450,578	1,056,484	1,025,352

Net increase in capital share activity	108,203,095	32,027,180	38,519,828
Shares outstanding at beginning of year	139,633,870	107,606,690	69,086,862

Shares Outstanding at End of Year	247,836,965	139,633,870	107,606,690

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share data)

	Year Ended
	June 30, 2013	June 30, 2012	June 30, 2011
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$220,856	$190,904	$118,238
Net realized loss (gain) on investments	26,234	(36,588)	(16,465)
Net change in unrealized depreciation (appreciation) on investments	77,834	32,368	(7,552)
Amortization of discounts and premiums	(11,016)	(7,284)	(23,035)
Amortization of deferred financing costs	8,232	8,511	5,365
Payment-in-kind interest	(10,947)	(5,647)	(9,634)
Structuring fees	(52,699)	(8,075)	(13,460)
Change in operating assets and liabilities:
Payments for purchases of investments	(2,980,320)	(901,833)	(930,243)
Proceeds from sale of investments and collection of investment principal	931,534	500,952	285,862
Net (increase) decrease of investments in money market funds	(24,893)	(58,466)	8,968
Increase in interest receivable, net	(8,644)	(4,950)	(3,913)
(Increase) decrease in other receivables	(3,613)	(517)	153
(Increase) decrease in prepaid expenses	(119)	(320)	270
Decrease in other assets	—	—	534
Decrease in due to Broker	(945)	—	—
Increase (decrease) in due to Prospect Administration	708	446	(82)
Increase (decrease) in due to Prospect Capital Management	(2,589)	207	(1,300)
(Decrease) increase in accrued expenses	(580)	1,052	(1,998)
Increase in interest payable	17,661	2,720	3,817
Increase (decrease) in other liabilities	2,205	(1,361)	2,866

Net Cash Used In Operating Activities:	(1,811,101)	(287,881)	(581,609)

Cash Flows from Financing Activities:
Borrowings under credit facility (Note 4)	223,000	726,800	465,900
Payments under credit facility (Note 4)	(195,000)	(715,000)	(482,000)
Issuance of Senior Convertible Notes (Note 5)	400,000	130,000	322,500
Repurchases under Senior Convertible Notes (Note 5)	—	(5,000)	—
Issuance of Senior Unsecured Notes	247,725	100,000	—
Issuance of Prospect Capital InterNotes® (Note 7)	343,139	20,638	—
Financing costs paid and deferred	(28,146)	(17,651)	(13,061)
Net proceeds from issuance of common stock	1,121,648	177,699	381,316
Offering costs from issuance of common stock	(1,815)	(708)	(1,388)
Dividends paid	(242,301)	(127,564)	(91,247)

Net Cash Provided By Financing Activities:	1,868,250	289,214	582,020

Total Increase in Cash	57,149	1,333	411
Cash balance at beginning of year	2,825	1,492	1,081

Cash Balance at End of Year	$59,974	$2,825	$1,492

Cash Paid For Interest	$45,363	$24,515	$6,101

Non-Cash Financing Activity:
Amount of shares issued in connection with dividend reinvestment plan	$16,087	$10,530	$10,934

Amount of shares issued in conjunction with controlled investments	$59,251	$160,571	$—

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2013 and June 30, 2012

(in thousands, except share data)

			June 30, 2013
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
LEVEL 3 PORTFOLIO INVESTMENTS:
Control Investments (greater than 25.00% voting control)
AIRMALL USA, Inc.(27)	Pennsylvania / Property Management	Senior Secured Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor), due 6/30/2015)(3)(4)	$28,750	$28,750	$28,750	1.1%
		Senior Subordinated Term Loan (12.00% plus 6.00% PIK, due 12/31/2015)	12,500	12,500	12,500	0.5%
		Convertible Preferred Stock (9,919.684 shares)		9,920	9,920	0.4%
		Common Stock (100 shares)		—	3,478	0.1%

				51,170	54,648	2.1%

Ajax Rolled Ring & Machine, Inc.	South Carolina / Manufacturing	Senior Secured Note—Tranche A (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 3/30/2018)(3)(4)	19,737	19,737	19,737	0.7%
		Subordinated Unsecured Term Loan (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor) plus 6.00% PIK, due 3/30/2018)(4)	19,700	19,700	19,700	0.7%
		Convertible Preferred Stock—Series A (6,142.6 shares)		6,057	—	0.0%
		Unrestricted Common Stock (6 shares)		—	—	0.0%

				45,494	39,437	1.4%

APH Property Holdings, LLC(32)	Georgia / Real Estate	Senior Secured Note (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 10/24/2020)(4)	125,892	125,892	125,892	4.8%
		Common Stock (148,951 shares)		26,648	26,648	1.0. %

				152,540	152,540	5.8%

AWCNC, LLC(19)	North Carolina /	Members Units—Class A (1,800,000 units)		—	—	0.0%
	Machinery	Members Units—Class B-1 (1 unit)		—	—	0.0%
		Members Units—Class B-2 (7,999,999 units)		—	—	0.0%

				—	—	0.0%

Borga, Inc.	California / Manufacturing	Revolving Line of Credit—$1,150 Commitment (5.00% (PRIME + 1.75%) plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)(4)(25)	1,150	1,095	586	0.0%
		Senior Secured Term Loan B (8.50% (PRIME + 5.25%) plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)(4)	1,611	1,501	—	0.0%
		Senior Secured Term Loan C (12.00% plus 4.00% PIK plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)	9,738	706	—	0.0%
		Common Stock (100 shares)(21)		—	—	0.0%
		Warrants (33,750 warrants)(21)		—	—	0.0%

				3,302	586	0.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2013 and June 30, 2012

(in thousands, except share data)

			June 30, 2013
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
CCPI Holdings, Inc.(33)	Ohio / Manufacturing	Senior Secured Note (10.00%, due 12/31/2017)(3)	$17,663	$17,663	$17,663	0.7%
		Senior Secured Note (12.00% plus 7.00% PIK, due 6/30/2018)	7,659	7,659	7,659	0.3%
		Common Stock (100 shares)		8,581	7,977	0.3%
		Net Revenue Interest (4% of Net Revenue)		—	604	0.0%

				33,903	33,903	1.3%

Credit Central Holdings of Delaware, LLC(22)(34)	Ohio / Consumer Finance	Senior Secured Revolving Credit Facility—$60,000 Commitment (20.00% (LIBOR + 18.50% with 1.50% LIBOR floor), due 12/31/2022)(4) (25)	38,082	38,082	38,082	1.4%
		Common Stock (100 shares)		9,581	8,361	0.3%
		Net Revenue Interest (5% of Net Revenue)		—	4,019	0.2%

				47,663	50,462	1.9%

Energy Solutions Holdings, Inc.(8)	Texas / Gas Gathering and Processing	Junior Secured Note (18.00%, due 12/12/2016)	8,500	8,500	8,500	0.3%
		Senior Secured Note to Vessel Holdings LLC (18.00%, due 12/12/2016)	3,500	3,500	3,500	0.1%
		Subordinated Secured Note to Freedom Marine Holdings, LLC (12.00% (LIBOR + 6.11% with 5.89% LIBOR floor) plus 4.00% PIK, in non-accrual status effective 10/1/2010, past due)(4)	13,906	12,503	8,449	0.3%
		Senior Secured Debt to Yatesville Coal Holdings, Inc. (Non-accrual status effective 1/1/2009, past due)	1,449	1,449	—	0.0%
		Escrow Receivable		—	—	0.0%
		Common Stock (100 shares)		8,318	6,247	0.2%

				34,270	26,696	0.9%

First Tower Holdings of Delaware, LLC(22)(29)	Mississippi / Consumer Finance	Senior Secured Revolving Credit Facility—$400,000 Commitment (20.00% (LIBOR + 18.50% with 1.50% LIBOR floor), due 6/30/2022)(4) (25)	264,760	264,760	264,760	10.0%
		Common Stock (83,729,323 shares)		43,193	20,447	0.8%
		Net Revenue Interest (5% of Net Revenue & Distributions)		—	12,877	0.5%

				307,953	298,084	11.3%

Manx Energy, Inc. ("Manx")(12)	Kansas / Oil & Gas Production	Senior Secured Note (13.00%, in non-accrual status effective 1/19/2010, past due)	500	500	346	0.0%
		Preferred Stock (6,635 shares)		—	—	0.0%
		Common Stock (17,082 shares)		—	—	0.0%

				500	346	0.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2013 and June 30, 2012

(in thousands, except share data)

			June 30, 2013
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
Nationwide Acceptance Holdings, LLC(22)(36)	Chicago / Consumer Finance	Senior Secured Revolving Credit Facility—$30,000 Commitment (20.00% (LIBOR + 18.50% with 1.50% LIBOR floor), due 1/31/2023)(4)(25)	$21,308	$21,308	$21,308	0.8%
		Membership Units (100 shares)		3,843	2,142	0.1%
		Net Revenue Interest (5% of Net Revenue)		—	1,701	0.1%

				25,151	25,151	1.0%

NMMB Holdings, Inc.(24)	New York / Media	Senior Term Loan (14.00%, due 5/6/2016)	16,000	16,000	13,149	0.5%
		Senior Subordinated Term Loan (15.00%, due 5/6/2016)	2,800	2,800	—	0.0%
		Series A Preferred Stock (4,400 shares)		4,400	—	0.0%

				23,200	13,149	0.5%

R-V Industries, Inc.	Pennsylvania / Manufacturing	Senior Subordinated Note (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 6/12/2018)(4)	32,750	32,750	32,750	1.2%
		Warrants (200,000 warrants, expiring 6/30/2017)		1,682	6,796	0.3%
		Common Stock (545,107 shares)		5,087	18,522	0.7%

				39,519	58,068	2.2%

The Healing Staff, Inc.(9)	North Carolina / Contracting	Secured Promissory Notes (15.00%, in non-accrual status effective 12/22/2010, past due)	1,688	1,686	—	0.0%
		Senior Demand Note (15.00%, in non-accrual status effective 11/1/2010, past due)	1,170	1,170	—	0.0%
		Common Stock (1,000 shares)		975	—	0.0%

				3,831	—	0.0%

Valley Electric Holdings I, Inc.	Washington / Construction & Engineering	Senior Secured Note (9.00% (LIBOR + 6.00%, with 3.00% LIBOR floor) plus 9.00% PIK, due 12/31/2018)(4)	34,063	34,063	34,063	1.3%
		Senior Secured Note (8.00% (LIBOR + 5.00% with 3.00% LIBOR floor) plus 2.50% PIK, due 12/31/2017)(3)(4)	10,026	10,026	10,026	0.4%
		Common Stock (50,000 shares)		9,526	8,288	0.3%
		Net Revenue Interest (5% of Net Revenue)		—	1,238	0.1%

				53,615	53,615	2.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2013 and June 30, 2012

(in thousands, except share data)

			June 30, 2013
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
Wolf Energy Holdings, Inc.(12)(37)	Kansas / Oil & Gas Production	Senior Secured Promissory Note secured by assets formerly owned by H&M (18.00%, in non-accrual status effective 4/15/2013, due 4/15/2018)	$22,000	$—	$3,832	0.1%
		Appalachian Energy Holdings, LLC ("AEH")—Senior Secured First Lien Note (8.00%, in non-accrual status effective 1/19/2010, past due)	2,642	2,000	546	0.0%
		Appalachian Energy Holdings, LLC ("AEH")—Senior Secured First Lien Note (8.00%, in non-accrual status, past due)	51	50	51	0.0%
		Coalbed, LLC—Senior Secured Note (8.00%, in non-accrual status effective 1/19/2010, past due)(6)	7,930	5,990	—	0.0%
		Common Stock (100 shares)		—	—	0.0%
		Net Profits Interest (8.00% payable on Equity distributions)(7)		—	520	0.0%

				8,040	4,949	0.1%

		Total Control Investments		830,151	811,634	30.6%

Affiliate Investments (5.00% to 24.99% voting control)
BNN Holdings Corp. (f/k/a Biotronic NeuroNetwork)	Michigan / Healthcare	Senior Secured Note (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor), due 12/17/2017)(3)(4)	29,550	29,550	29,550	1.1%
		Preferred Stock Series A (9,925.455 shares)(13)		2,300	2,832	0.1%
		Preferred Stock Series B (1,753.64 shares)(13)		579	533	0.0%

				32,429	32,915	1.2%

Boxercraft Incorporated(20)	Georgia / Textiles & Leather	Senior Secured Term Loan A (10.00% plus 1.00% PIK, due 9/15/2015)	1,712	1,702	1,712	0.1%
		Senior Secured Term Loan B (10.00% plus 1.00% PIK, due 9/15/2015)	4,892	4,809	4,892	0.2%
		Senior Secured Term Loan C (10.00% plus 1.00% PIK, due 9/15/2015)	2,371	2,371	2,371	0.1%
		Senior Secured Term Loan (10.00% plus 1.00% PIK, due 9/15/2015)	8,325	7,878	410	0.0%
		Preferred Stock (1,000,000 shares)		—	—	0.0%
		Common Stock (10,000 shares)		—	—	0.0%
		Warrants (1 warrant, expiring 8/31/2022)		—	—	0.0%

				16,760	9,385	0.4%

Smart, LLC(14)	New York / Diversified / Conglomerate Service	Membership Interest		—	143	0.0%

				—	143	0.0%

		Total Affiliate Investments		49,189	42,443	1.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2013 and June 30, 2012

(in thousands, except share data)

			June 30, 2013
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
Non-control/Non-affiliate Investments (less than 5.00% of voting control)
ADAPCO, Inc.	Florida / Ecological	Common Stock (5,000 shares)		$141	$335	0.0%

				141	335	0.0%

Aderant North America, Inc.	Georgia / Software & Computer Services	Second Lien Term Loan (10.00% (LIBOR + 8.75% with 1.25% LIBOR floor), due 6/20/2019)(4)	$7,000	6,900	7,000	0.3%

				6,900	7,000	0.3%

Aircraft Fasteners International, LLC	California / Machinery	Convertible Preferred Stock (32,500 units)		396	565	0.0%

				396	565	0.0%

ALG USA Holdings, LLC	Pennsylvania / Hotels, Restaurants & Leisure	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 2/28/2020)(4)	12,000	11,764	12,000	0.4%

				11,764	12,000	0.4%

American Gilsonite Company	Utah / Specialty Minerals	Second Lien Term Loan (11.50%, due 9/1/2017)	38,500	38,500	38,500	1.4%
		Membership Interest in AGC/PEP, LLC (99.9999%)(15)		—	4,058	0.2%

				38,500	42,558	1.6%

Apidos CLO VIII, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	19,730	19,931	19,718	0.7%

				19,931	19,718	0.7%

Apidos CLO IX, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	20,525	19,609	19,294	0.7%

				19,609	19,294	0.7%

Apidos CLO XI, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	38,340	39,239	37,972	1.4%

				39,239	37,972	1.4%

Apidos CLO XII, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	44,063	43,480	40,294	1.5%

				43,480	40,294	1.5%

Arctic Glacier U.S.A, Inc.(4)	Canada / Food Products	Second Lien Term Loan (11.25% (LIBOR + 10.00% with 1.25% LIBOR floor), due 11/10/2019)	150,000	150,000	150,000	5.6%

				150,000	150,000	5.6%

Armor Holding II LLC(4)	New York / Diversified Financial Services	Second Lien Term Loan (9.25% (LIBOR + 8.00% with 1.25% LIBOR floor), due 12/26/2020)	7,000	6,860	7,000	0.3%

				6,860	7,000	0.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2013 and June 30, 2012

(in thousands, except share data)

			June 30, 2013
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
Atlantis Healthcare Group (Puerto Rico), Inc.(4)	Puerto Rico / Healthcare	Revolving Line of Credit—$7,000 Commitment (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor), due 2/21/2014)(25)(26)	$2,000	$2,000	$2,000	0.1%
		Senior Term Loan (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor), due 2/21/2018)(3)	39,352	39,352	39,352	1.5%

				41,352	41,352	1.6%

Babson CLO Ltd 2011-I(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	35,000	34,499	34,450	1.3%

				34,499	34,450	1.3%

Babson CLO Ltd 2012-IA(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	29,075	25,917	27,269	1.0%

				25,917	27,269	1.0%

Babson CLO Ltd 2012-IIA(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	27,850	28,863	27,510	1.0%

				28,863	27,510	1.0%

Blue Coat Systems, Inc.	Massachusetts / Software & Computer Services	Second Lien Term Loan (9.50% (LIBOR + 8.50% with 1.00% LIBOR floor), due 6/28/2020)(4)	11,000	10,890	11,000	0.4%

				10,890	11,000	0.4%

Broder Bros., Co	Pennsylvania / Textiles, Apparel & Luxury Goods	Senior Secured Notes (10.75% (LIBOR + 9.00% with 1.75% LIBOR floor), due 6/27/2018(3)(4)	99,500	99,500	99,323	3.7%

				99,500	99,323	3.7%

Brookside Mill CLO Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	26,000	23,896	23,743	0.9%

				23,896	23,743	0.9%

Byrider Systems Acquisition Corp(22)	Indiana / Auto Finance	Senior Subordinated Notes (12.00% plus 2.00% PIK, due 11/3/2016)(3)	10,914	10,914	10,417	0.4%

				10,914	10,417	0.4%

Caleel + Hayden, LLC(14)(31)	Colorado / Personal &	Membership Units (13,220 shares)		—	104	0.0%
	Nondurable Consumer	Escrow Receivable		—	137	0.0%

	Products			—	241	0.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2013 and June 30, 2012

(in thousands, except share data)

			June 30, 2013
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
Capstone Logistics, LLC(4)	Georgia / Commercial Services	Senior Secured Term Loan A (6.50% (LIBOR + 5.00% with 1.50% LIBOR floor), due 9/16/2016)(3)	$97,291	$97,291	$97,291	3.7%
		Senior Secured Term Loan B (11.50% (LIBOR + 10.00% with 1.50% LIBOR floor), due 9/16/2016)	100,000	100,000	100,000	3.8%

				197,291	197,291	7.5%

Cargo Airport Services USA, LLC	New York / Transportation	Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 3/31/2016)(3)(4)	43,977	43,977	44,417	1.7%
		Common Equity (1.6 units)		1,639	1,860	0.1%

				45,616	46,277	1.8%

Cent 17 CLO Limited(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	24,870	24,615	25,454	1.0%

				24,615	25,454	1.0%

CI Holdings(4)	Texas / Software & Computer Services	Senior Secured Term Loan (10.00% (LIBOR + 5.00% with 5.00% LIBOR floor), due 6/11/2019)	114,713	114,713	114,713	4.3%

				114,713	114,713	4.3%

CIFC Funding 2011-I, Ltd.(4)(22)	Cayman Islands / Diversified Financial Services	Secured Class D Notes (5.32% (LIBOR + 5.00%), due 1/19/2023)	19,000	15,029	15,844	0.6%
		Unsecured Class E Notes (7.32% (LIBOR + 7.00%), due 1/19/2023)	15,400	12,638	12,745	0.5%

				27,667	28,589	1.1%

Cinedigm DC Holdings, LLC(4)	New York / Software & Computer Services	Senior Secured Term Loan (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/31/2021)	70,595	70,595	70,595	2.7%

				70,595	70,595	2.7%

The Copernicus Group, Inc.	North Carolina / Healthcare	Escrow Receivable		—	130	0.0%

				—	130	0.0%

Correctional Healthcare Holding Company, Inc.	Colorado / Healthcare	Second Lien Term Loan (11.25%, due 1/11/2020)(3)	27,100	27,100	27,100	1.0%

				27,100	27,100	1.0%

Coverall North America, Inc.	Florida / Commercial Services	Senior Secured Term Loan (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor), due 12/17/2017)(3)(4)	39,303	39,303	39,303	1.5%

				39,303	39,303	1.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2013 and June 30, 2012

(in thousands, except share data)

			June 30, 2013
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
CP Well Testing, LLC	Oklahoma / Oil & Gas Products	Senior Secured Term Loan (13.50% (LIBOR + 11.00% with 2.50% LIBOR floor), due 10/03/2017)(4)	$19,125	$19,125	$19,125	0.7%

				19,125	19,125	0.7%

CRT MIDCO, LLC	Wisconsin / Media	Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 6/30/2017)(3)(4)	71,106	71,106	71,106	2.7%

				71,106	71,106	2.7%

Deltek, Inc.	Virginia / Software & Computer Services	Second Lien Term Loan (10.00% (LIBOR + 8.75% with 1.25% LIBOR floor), due 10/10/2019)(4)	12,000	11,833	12,000	0.5%

				11,833	12,000	0.5%

Diamondback Operating, LP	Oklahoma / Oil & Gas Production	Net Profits Interest (15.00% payable on Equity distributions)(7)		—	—	0.0%

				—	—	0.0%

Edmentum, Inc (f/k/a Archipelago Learning, Inc)(4)	Minnesota / Consumer Services	Second Lien Term Loan (11.25% (LIBOR + 9.75% with 1.50% LIBOR floor), due 5/17/2019)	50,000	48,218	50,000	1.9%

				48,218	50,000	1.9%

EIG Investors Corp	Massachusetts / Software & Computer Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 5/09/2020)(4)(16)	22,000	21,792	22,000	0.8%

				21,792	22,000	0.8%

Empire Today, LLC	Illinois / Durable Consumer Products	Senior Secured Note (11.375%, due 2/1/2017)	15,700	15,332	14,650	0.6%

				15,332	14,650	0.6%

EXL Acquisition Corp	South Carolina / Biotechnology	Escrow Receivable	—	—	14	0.0%

				—	14	0.0%

Evanta Ventures, Inc.(11)	Oregon / Commercial Services	Subordinated Unsecured (12.00% plus 1.00% PIK, due 9/28/2018)	10,479	10,479	10,479	0.4%

				10,479	10,479	0.4%

Fairchild Industrial Products, Co.	North Carolina / Electronics	Escrow Receivable		—	149	0.0%

				—	149	0.0%

Fischbein, LLC	North Carolina / Machinery	Escrow Receivable		—	225	0.0%

				—	225	0.0%

Focus Brands, Inc.(4).	Georgia / Consumer Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 8/21/2018)	18,000	17,731	18,000	0.7%

				17,731	18,000	0.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2013 and June 30, 2012

(in thousands, except share data)

			June 30, 2013
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
FPG, LLC	Illinois / Durable Consumer Products	Senior Secured Term Loan (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 1/20/2017)(4)	$21,401	$21,401	$21,401	0.8%
		Common Stock (5,638 shares)		27	19	0.0%

				21,428	21,420	0.8%

Galaxy XII CLO, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	22,000	20,792	21,657	0.8%

				20,792	21,657	0.8%

Galaxy XV CLO, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	35,025	32,119	30,227	1.1%

				32,119	30,227	1.1%

Grocery Outlet, Inc.	California / Retail	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 6/17/2019)(4)	14,457	14,127	14,457	0.5%

				14,127	14,457	0.5%

Gulf Coast Machine & Supply Company	Texas / Manufacturing	Senior Secured Term Loan (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor), due 10/12/2017)(3)(4)	41,213	41,213	31,972	1.2%

				41,213	31,972	1.2%

Halcyon Loan Advisors Funding 2012-I, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	23,188	22,279	22,724	0.9%

				22,279	22,724	0.9%

Halcyon Loan Advisors Funding 2013-I, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	40,400	41,085	38,291	1.4%

				41,085	38,291	1.4%

Hoffmaster Group, Inc.(4)	Wisconsin / Durable Consumer Products	Second Lien Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 1/3/2019)	20,000	19,831	19,598	0.7%
		Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 1/3/2019)	1,000	991	955	0.0%

				20,822	20,553	0.7%

ICON Health & Fitness, Inc.	Utah / Durable Consumer Products	Senior Secured Note (11.875%, due 10/15/2016)(3)	43,100	43,310	33,929	1.3%

				43,310	33,929	1.3%

IDQ Holdings, Inc.	Texas / Automobile	Senior Secured Note (11.50%, due 4/1/2017)	12,500	12,300	12,500	0.5%

				12,300	12,500	0.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2013 and June 30, 2012

(in thousands, except share data)

			June 30, 2013
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
ING IM CLO 2012-II, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	$38,070	$34,904	$36,848	1.4%

				34,904	36,848	1.4%

ING IM CLO 2012-III, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	46,632	44,454	46,361	1.7%

				44,454	46,361	1.7%

ING IM CLO 2012-IV, Ltd.(22)	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest)	40,613	39,255	41,153	1.5%

				39,255	41,153	1.5%

Injured Workers Pharmacy LLC	Massachusetts / Healthcare	Second Lien Debt (11.50% (LIBOR + 7.00% with 4.50% LIBOR floor) plus 1.00% PIK, due 5/31/2019)(3)(4)	22,430	22,430	22,430	0.8%

				22,430	22,430	0.8%

Interdent, Inc.(4)	California / Healthcare	Senior Secured Term Loan A (8.00% (LIBOR + 6.50% with 1.50% LIBOR floor), due 8/3/2017)	53,475	53,475	53,475	2.0%
		Senior Secured Term Loan B (13.00% (LIBOR + 10.00% with 3.00% LIBOR floor), due 8/3/2017)(3)	55,000	55,000	55,000	2.1%

				108,475	108,475	4.1%

JHH Holdings, Inc.	Texas / Healthcare	Second Lien Debt (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor) plus 1.50% PIK, due 6/23/2018)(3)(4)	16,119	16,119	16,119	0.6%

				16,119	16,119	0.6%

LaserShip, Inc.(4)	Virginia / Transportation	Revolving Line of Credit—$5,000 Commitment (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 12/21/2014)(25)	—	—	—	0.0%
		Senior Secured Term Loan (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 12/21/2017)(3)	37,031	37,031	37,031	1.4%

				37,031	37,031	1.4%

LCM XIV CLO Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	26,500	25,838	25,838	1.0%

				25,838	25,838	1.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2013 and June 30, 2012

(in thousands, except share data)

			June 30, 2013
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
LHC Holdings Corp.	Florida / Healthcare	Revolving Line of Credit—$750 Commitment (8.50% (LIBOR + 6.00% with 2.50% LIBOR floor), due 5/31/2015)(4)(25)(26)	$—	$—	$—	0.0%
		Senior Subordinated Debt (10.50%, due 5/31/2015)(3)	2,865	2,865	2,865	0.1%
		Membership Interest (125 units)		216	245	0.0%

				3,081	3,110	0.1%

Madison Park Funding IX, Ltd.(22)	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest)	31,110	26,401	26,596	1.0%

				26,401	26,596	1.0%

Material Handling Services, LLC(4)	Ohio / Business Services	Senior Secured Term Loan (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor), due 7/5/2017)(3)	27,580	27,580	27,199	1.0%
		Senior Secured Term Loan (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor), due 12/21/2017)	37,959	37,959	37,035	1.4%

				65,539	64,234	2.4%

Maverick Healthcare, LLC	Arizona / Healthcare	Preferred Units (1,250,000 units)		1,252	780	0.0%
		Common Units (1,250,000 units)		—	—	0.0%

				1,252	780	0.0%

Mountain View CLO 2013-I Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	43,650	44,235	43,192	1.6%

				44,235	43,192	1.6%

Medical Security Card Company, LLC(4)	Arizona / Healthcare	Revolving Line of Credit—$1,500 Commitment (9.50% (LIBOR + 7.00% with 2.50% LIBOR floor), due 2/1/2016)(25)	—	—	—	0.0%
		First Lien Term Loan (11.25% (LIBOR + 8.75% with 2.50% LIBOR floor), due 2/1/2016)(3)	13,427	13,427	13,427	0.5%

				13,427	13,427	0.5%

National Bankruptcy Services, LLC(3)(4)	Texas / Diversified Financial Services	Senior Subordinated Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor) plus 1.50% PIK, due 7/17/2017)	18,683	18,683	16,883	0.6%

				18,683	16,883	0.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2013 and June 30, 2012

(in thousands, except share data)

			June 30, 2013
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
Naylor, LLC(4)	Florida / Media	Revolving Line of Credit—$2,500 Commitment (11.00% (LIBOR + 8.00% with 3.00% LIBOR floor), due 6/7/2017)(25)	$—	$—	$—	0.0%
		Senior Secured Term Loan (11.00% (LIBOR + 8.00% with 3.00% LIBOR floor), due 6/7/2017)(3)	46,170	46,170	46,170	1.7%

				46,170	46,170	1.7%

New Century Transportation, Inc.	New Jersey / Transportation	Senior Subordinated Term Loan (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor) plus 3.00% PIK, due 2/3/2018)(3)(4)	45,120	45,120	44,166	1.7%

				45,120	44,166	1.7%

New Star Metals, Inc.	Indiana / Metal Services & Minerals	Senior Subordinated Term Loan (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor) plus 1.00% PIK, due 2/2/2018)(4)	50,274	50,274	50,274	1.9%

				50,274	50,274	1.9%

Nixon, Inc.	California / Durable Consumer Products	Senior Secured Term Loan (8.75% plus 2.75% PIK, due 4/16/2018)(16)	15,509	15,252	14,992	0.6%

				15,252	14,992	0.6%

NRG Manufacturing, Inc.	Texas / Manufacturing	Escrow Receivable		—	3,618	0.1%

				—	3,618	0.1%

Pegasus Business Intelligence, LP(4)	Texas / Diversified Financial Services	Revolving Line of Credit—$2,500 Commitment (9.00% (LIBOR + 7.75% with 1.25% LIBOR floor), due 4/18/2014)(25)	—	—	—	0.0%
		Senior Secured Term Loan A (6.75% (LIBOR + 5.50% with 1.25% LIBOR floor), due 4/18/2018)	15,938	15,938	15,938	0.6%
		Senior Secured Term Loan B (13.75% (LIBOR + 12.50% with 1.25% LIBOR floor), due 4/18/2018)	15,938	15,938	15,938	0.6%

				31,876	31,876	1.2%

Octagon Investment Partners XV, Ltd.(22)	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest)	26,901	26,919	25,515	1.0%

				26,919	25,515	1.0%

Pelican Products, Inc.(16)	California / Durable Consumer Products	Subordinated Secured (11.50% (LIBOR + 10.00% with 1.50% LIBOR floor), due 6/14/2019)(3)(4)	15,000	14,729	15,000	0.6%

				14,729	15,000	0.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2013 and June 30, 2012

(in thousands, except share data)

			June 30, 2013
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
Pinnacle (US) Acquisition Co Limited(16)	Texas / Software & Computer Services	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 8/3/2020)(4)	$10,000	$9,815	$10,000	0.4%

				9,815	10,000	0.4%

Pre-Paid Legal Services, Inc.(16)	Oklahoma / Consumer Services	Senior Subordinated Term Loan (11.50% (PRIME + 8.25%), due 12/31/2016)(3)(4)	5,000	5,000	5,000	0.2%

				5,000	5,000	0.2%

Prince Mineral Holding Corp.	New York / Metal Services & Minerals	Senior Secured Term Loan (11.50%, due 12/15/2019)	10,000	9,888	10,000	0.4%

				9,888	10,000	0.4%

Progrexion Holdings, Inc.(4)(28)	Utah / Consumer Services	Senior Secured Term Loan (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor), due 9/14/2017)(3)	241,033	241,033	241,033	9.1%

				241,033	241,033	9.1%

Rocket Software, Inc.(3)(4)	Massachusetts / Software & Computer Services	Second Lien Term Loan (10.25% (LIBOR + 8.75% with 1.50% LIBOR floor), due 2/8/2019)	20,000	19,719	20,000	0.8%

				19,719	20,000	0.8%

Royal Adhesives & Sealants, LLC	Indiana / Chemicals	Senior Subordinated Unsecured Term Loan (12.00% plus 2.00% PIK, due 11/29/2016)	28,364	28,364	28,648	1.1%

				28,364	28,648	1.1%

Ryan, LLC(4)	Texas / Business Services	Subordinated Secured (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor) plus 3.00% PIK, due 6/30/2018)	70,000	70,000	70,000	2.6%

				70,000	70,000	2.6%

Sandow Media, LLC	Florida / Media	Senior Secured Term Loan (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor) plus 1.50% PIK, due 5/8/2018)(4)	24,900	24,900	24,900	0.9%

				24,900	24,900	0.9%

Seaton Corp.(3)(4)	Illinois / Business Services	Subordinated Secured (12.50% (LIBOR + 9.00% with 3.50% LIBOR floor) plus 2.00% PIK, due 3/14/2014)	3,305	3,249	3,305	0.1%
		Subordinated Secured (12.50% (LIBOR + 9.00% with 3.50% LIBOR floor) plus 2.00% PIK, due 3/14/2015)	10,005	10,005	10,005	0.4%

				13,254	13,310	0.5%

SESAC Holdco II LLC	Tennessee / Media	Second Lien Term Loan (10.00% (LIBOR + 8.75% with 1.25% LIBOR floor), due 7/12/2019)(4)	6,000	5,914	6,000	0.2%

				5,914	6,000	0.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2013 and June 30, 2012

(in thousands, except share data)

			June 30, 2013
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
Skillsoft Public Limited Company(22)	Ireland / Software & Computer Services	Senior Unsecured (11.125%, due 6/1/2018)	$15,000	$14,927	$15,000	0.6%

				14,927	15,000	0.6%

Snacks Holding Corporation	Minnesota / Food	Series A Preferred Stock (4,021.45 shares)		56	56	0.0%
	Products	Series B Preferred Stock (1,866.10 shares)		56	56	0.0%
		Warrant (to purchase 31,196.52 voting common shares, expires 11/12/2020)		479	484	0.0%

				591	596	0.0%

Southern Management Corporation (22)(30)	South Carolina / Consumer Finance	Second Lien Term Loan (12.00% plus 5.00% PIK, due 5/31/2017)	17,565	17,565	18,267	0.7%

				17,565	18,267	0.7%

Spartan Energy Services, Inc.(3)(4)	Louisiana / Energy	Senior Secured Term Loan (10.50% (LIBOR + 9.00% with 1.50% LIBOR floor), due 12/28/2017)	29,625	29,625	29,625	1.1%

				29,625	29,625	1.1%

Speedy Group Holdings Corp.	Canada / Consumer Finance	Senior Unsecured (12.00%, due 11/15/2017)(22)	15,000	15,000	15,000	0.6%

				15,000	15,000	0.6%

Sport Helmets Holdings, LLC(14)	New York / Personal & Nondurable Consumer Products	Escrow Receivable		—	389	0.0%

				—	389	0.0%

Stauber Performance Ingredients, Inc.(3)(4)	California / Food Products	Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 1/21/2016)	16,594	16,594	16,594	0.6%
		Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 5/21/2017)	10,238	10,238	10,238	0.4%

				26,832	26,832	1.0%

Stryker Energy, LLC	Ohio / Oil & Gas Production	Subordinated Secured Revolving Credit Facility—$50,300 Commitment (8.50% (LIBOR + 7.00% with 1.50% LIBOR floor) plus 3.75% PIK, in non-accrual status effective 12/1/2011, due 12/1/2015)(4)(25)	34,738	32,711	—	0.0%
		Overriding Royalty Interests(18)		—	—	0.0%

				32,711	—	0.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2013 and June 30, 2012

(in thousands, except share data)

			June 30, 2013
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
Symphony CLO, IX Ltd.(22)	Cayman Islands / Diversified Financial Services	LP Certificates (Residual Interest)	$45,500	$42,289	$43,980	1.7%

				42,289	43,980	1.7%

System One Holdings, LLC(3)(4)	Pennsylvania / Business Services	Senior Secured Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 12/31/2018)	32,000	32,000	32,000	1.2%

				32,000	32,000	1.2%

TB Corp.(3)	Texas / Consumer Service	Senior Subordinated Note (12.00% plus 1.50% PIK, due 12/18/2018)	23,361	23,361	23,361	0.9%

				23,361	23,361	0.9%

Targus Group International, Inc. (16)	California / Durable Consumer Products	First Lien Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 5/25/2016)(3)(4)	23,520	23,209	23,520	0.9%

				23,209	23,520	0.9%

TGG Medical Transitory, Inc.	New Jersey / Healthcare	Second Lien Term Loan (11.25% (LIBOR + 10.00% with 1.25% LIBOR floor), due 6/27/2018)(4)	8,000	7,773	8,000	0.3%

				7,773	8,000	0.3%

The Petroleum Place, Inc.	Colorado / Software & Computer Services	Second Lien Term Loan (10.00% (LIBOR + 8.75% with 1.25% LIBOR floor), due 5/20/2019)(4)	22,000	21,690	22,000	0.8%

				21,690	22,000	0.8%

Totes Isotoner Corporation	Ohio / Nondurable Consumer Products	Second Lien Term Loan (10.75%, (LIBOR + 9.25% with 1.50% LIBOR floor), due 1/8/2018)(3)(4)	39,000	39,000	39,000	1.5%

				39,000	39,000	1.5%

Traeger Pellet Grills LLC(4)	Oregon / Durable Consumer Products	Revolving Line of Credit—$10,000 Commitment (9.00% (LIBOR + 7.00% with 2.00% LIBOR floor), due 6/18/2014)(25)	6,143	6,143	6,143	0.3%
		Senior Secured Term Loan A (6.50% (LIBOR + 4.50% with 2.00% LIBOR floor), due 6/18/2018)	30,000	30,000	30,000	1.1%
		Senior Secured Term Loan B (11.50% (LIBOR + 9.50% with 2.00% LIBOR floor), due 6/18/2018)	30,000	30,000	30,000	1.1%

				66,143	66,143	2.5%

TransFirst Holdings, Inc.(4)	New York / Software & Computer Services	Second Lien Term Loan (11.00%, (LIBOR + 9.75% with 1.25% LIBOR floor), due 6/27/2018)	5,000	4,860	5,000	0.2%

				4,860	5,000	0.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2013 and June 30, 2012

(in thousands, except share data)

			June 30, 2013
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
United Sporting Companies, Inc.(5)	South Carolina / Durable Consumer Products	Second Lien Term Loan (12.75% (LIBOR + 11.00% with 1.75% LIBOR floor), due 5/16/2018)(4)	$160,000	$160,000	$160,000	6.0%

				160,000	160,000	6.0%

Wind River Resources Corp. and Wind River II Corp.	Utah / Oil & Gas Production	Senior Secured Note (13.00% (LIBOR + 7.50% with 5.50% LIBOR floor) plus 3.00% default interest on principal, 16.00% default interest on past due interest, in non-accrual status effective 12/1/2008, past due)(4)	15,000	14,750	—	0.0%
		Net Profits Interest (5.00% payable on Equity distributions)(7)		—	—	0.0%

				14,750	—	0.0%

		Total Non-control/Non-affiliate Investments (Level 3 Investments)		3,376,319	3,318,663	124.9%

		Total Level 3 Portfolio Investments		4,255,659	4,172,740	157.1%

LEVEL 1 PORTFOLIO INVESTMENTS:
Non-control/Non-affiliate Investments (less than 5.00% of voting control)
Allied Defense Group, Inc.	Virginia / Aerospace & Defense	Common Stock (10,000 shares)		56	—	0.0%

				56	—	0.0%

Dover Saddlery, Inc.	Massachusetts / Retail	Common Stock (30,974 shares)		63	112	0.0%

				63	112	0.0%

		Total Non-control/Non-affiliate Investments (Level 1 Investments)		119	112	0.0%

		Total Portfolio Investments		4,255,778	4,172,852	157.1%

SHORT TERM INVESTMENTS: Money Market Funds (Level 2 Investments)
Fidelity Institutional Money Market Funds—Government Portfolio (Class I)				83,456	83,456	3.1%
Fidelity Institutional Money Market Funds—Government Portfolio (Class I)(3)				49,804	49,804	1.9%
Victory Government Money Market Funds				10,002	10,002	0.4%

Total Money Market Funds				143,262	143,262	5.4%

Total Investments				$4,399,040	$4,316,114	162.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2013 and June 30, 2012

(in thousands, except share data)

			June 30, 2012
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
LEVEL 3 PORTFOLIO INVESTMENTS:
Control Investments (greater than 25.00% voting control)
AIRMALL USA, Inc.(27)	Pennsylvania / Property Management	Senior Secured Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor), due 6/30/2015)(3)(4)	$29,350	$29,350	$29,350	2.0%
		Senior Subordinated Term Loan (12.00% plus 6.00% PIK, due 12/31/2015)	12,500	12,500	12,500	0.8%
		Convertible Preferred Stock (9,919.684 shares)		9,920	6,132	0.4%
		Common Stock (100 shares)		—	—	0.0%

				51,770	47,982	3.2%

Ajax Rolled Ring & Machine, Inc.	South Carolina / Manufacturing	Senior Secured Note—Tranche A (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 4/01/2013)(3)(4)	20,167	20,167	20,167	1.3%
		Subordinated Secured Note—Tranche B (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor) plus 6.00% PIK, due 4/01/2013)(3)(4)	15,035	15,035	15,035	1.0%
		Convertible Preferred Stock—Series A (6,142.6 shares)		6,057	17,191	1.1%
		Unrestricted Common Stock (6 shares)		—	17	0.0%

				41,259	52,410	3.4%

AWCNC, LLC(19)	North Carolina /	Members Units—Class A (1,800,000 units)		—	—	0.0%
	Machinery	Members Units—Class B-1 (1 unit)		—	—	0.0%
		Members Units—Class B-2 (7,999,999 units)		—	—	0.0%

				—	—	0.0%

Borga, Inc.	California / Manufacturing	Revolving Line of Credit—$1,000 Commitment (5.00% (PRIME + 1.75%) plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)(4)(25)	1,000	945	668	0.0%
		Senior Secured Term Loan B (8.50% (PRIME + 5.25%) plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)(4)	1,612	1,500	—	0.0%
		Senior Secured Term Loan C (12.00% plus 4.00% PIK plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)	9,352	707	—	0.0%
		Common Stock (100 shares)(21)		—	—	0.0%
		Warrants (33,750 warrants)(21)		—	—	0.0%

				3,152	668	0.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2013 and June 30, 2012

(in thousands, except share data)

			June 30, 2012
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
Energy Solutions Holdings, Inc.(8)	Texas / Gas Gathering and Processing	Senior Secured Note (18.00%, due 12/11/2016)(3)	$25,000	$25,000	$25,000	1.7%
		Junior Secured Note (18.00%, due 12/12/2016)(3)	12,000	12,000	12,000	0.8%
		Senior Secured Note to Vessel Holdings LLC (18.00%, due 12/12/2016)	3,500	3,500	3,500	0.2%
		Subordinated Secured Note to Freedom Marine Holdings, LLC (12.00% (LIBOR + 6.11% with 5.89% LIBOR floor) plus 4.00% PIK, in non-accrual status effective 10/1/2010, due 12/31/2011)(4)	13,352	12,504	5,603	0.4%
		Senior Secured Debt to Yatesville Coal Holdings, Inc. (Non-accrual status effective 1/1/2009, past due)	1,449	1,449	—	0.0%
		Escrow Receivable		—	9,825	0.6%
		Common Stock (100 shares)		8,792	70,940	4.7%

				63,245	126,868	8.4%

First Tower Holdings of Delaware, LLC(22)(29)	Mississippi / Consumer Finance	Senior Secured Revolving Credit Facility—$400,000 Commitment (20.00% (LIBOR + 18.50% with 1.50% LIBOR floor), due 6/30/2022)(25)	244,760	244,760	244,760	16.2%
		Common Stock (83,729,323 shares)		43,193	43,193	2.9%
		Net Revenue Interest (5% of Net Revenue & Distributions)		—	—	0.0%

				287,953	287,953	19.1%

Integrated Contract Services, Inc.(9)	North Carolina / Contracting	Secured Promissory Notes (15.00%, in non-accrual status effective 12/22/2010, due 3/21/2012—12/18/2013)(10)	2,581	2,580	—	0.0%
		Senior Demand Note (15.00%, in non-accrual status effective 11/1/2010, past due)(10)	1,170	1,170	—	0.0%
		Senior Secured Note (7.00% plus 7.00% PIK plus 6.00% default interest, in non-accrual status effective 10/9/2007, past due)	300	—	—	0.0%
		Junior Secured Note (7.00% plus 7.00% PIK plus 6.00% default interest, in non-accrual status effective 10/9/2007, past due)	11,520	11,520	—	0.0%
		Preferred Stock—Series A (10 shares)		—	—	0.0%
		Common Stock (49 shares)		679	—	0.0%

				15,949	—	0.0%

Manx Energy, Inc. ("Manx")(12)	Kansas / Oil & Gas Production	Senior Secured Note (13.00%, in non-accrual status effective 1/19/2010, due 6/21/2013)	3,550	3,550	—	0.0%
		Preferred Stock (6,635 shares)		6,307	—	0.0%
		Common Stock (17,082 shares)		1,170	—	0.0%

				11,027	—	0.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2013 and June 30, 2012

(in thousands, except share data)

			June 30, 2012
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
NMMB Holdings, Inc.(24)	New York / Media	Senior Term Loan (14.00%, due 5/6/2016)	$21,700	$21,700	$21,700	1.4%
		Senior Subordinated Term Loan (15.00%, due 5/6/2016)	2,800	2,800	2,800	0.2%
		Series A Preferred Stock (4,400 shares)		4,400	252	0.0%

				28,900	24,752	1.6%

R-V Industries, Inc.	Pennsylvania / Manufacturing	Warrants (200,000 warrants, expiring 6/30/2017)		1,682	6,403	0.4%
		Common Stock (545,107 shares)		5,087	17,453	1.2%

				6,769	23,856	1.6%

Wolf Energy Holdings, Inc.(12)	Kansas / Oil & Gas Production	Appalachian Energy Holdings, LLC ("AEH")—Senior Secured First Lien Note (8.00%, in non-accrual status effective 1/19/2010, due 6/21/2013)	2,437	2,000	—	0.0%
		Coalbed, LLC—Senior Secured Note (8.00%, in non-accrual status effective 1/19/2010, due 6/21/2013)(6)	7,311	5,991	—	0.0%
		Common Stock (100 Shares)		—	—	0.0%

				7,991	—	0.0%

		Total Control Investments		518,015	564,489	37.3%

Affiliate Investments (5.00% to 24.99% voting control)
BNN Holdings Corp. (f/k/a Biotronic NeuroNetwork)	Michigan / Healthcare	Senior Secured Note (11.50% (LIBOR + 7.00% with 4.50% LIBOR floor) plus 1.00% PIK, due 2/21/2013)(3)(4)	26,227	26,227	26,227	1.8%
		Preferred Stock Series A (9,925.455 shares)(13)		2,300	2,151	0.2%
		Preferred Stock Series B (1,753.64 shares)(13)		579	542	0.0%

				29,106	28,920	2.0%

Boxercraft Incorporated	Georgia / Textiles & Leather	Senior Secured Term Loan A (9.50% (LIBOR + 6.50% with 3.00% LIBOR floor), due 9/16/2013)(3)(4)	1,644	1,532	1,644	0.1%
		Senior Secured Term Loan B (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor), due 9/16/2013)(3)(4)	4,698	4,265	4,698	0.3%
		Senior Secured Term Loan C (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 9/16/2013)(3)(4)	2,277	2,277	2,277	0.2%
		Senior Secured Term Loan (12.00% plus 3.00% PIK, due 3/16/2014)(3)	7,966	7,049	7,966	0.5%
		Preferred Stock (1,000,000 shares)		—	576	0.0%
		Common Stock (10,000 shares)		—	—	0.0%

				15,123	17,161	1.1%

Smart, LLC(14)	New York / Diversified / Conglomerate Service	Membership Interest		—	35	0.0%

				—	35	0.0%

		Total Affiliate Investments		44,229	46,116	3.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2013 and June 30, 2012

(in thousands, except share data)

			June 30, 2012
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
Non-control/Non-affiliate Investments (less than 5.00% of voting control)
ADAPCO, Inc.	Florida / Ecological	Common Stock (5,000 shares)		$141	$240	0.0%

				141	240	0.0%

Aircraft Fasteners International, LLC	California / Machinery	Convertible Preferred Stock (32,500 units)		396	471	0.0%

				396	471	0.0%

American Gilsonite Company	Utah / Specialty Minerals	Senior Subordinated Note (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/10/2016)(3)(4)	$30,232	30,232	30,232	2.0%
		Senior Subordinated Note (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/10/2016)(4)	7,500	7,500	7,500	0.5%
		Membership Interest in AGC/PEP, LLC (99.9999%)(15)		—	6,830	0.5%

				37,732	44,562	3.0%

Apidos CLO VIII, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	19,730	18,056	19,509	1.3%

				18,056	19,509	1.3%

Apidos CLO IX, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	20,525	18,723	18,723	1.2%

				18,723	18,723	1.2%

Archipelago Learning, Inc	Minnesota / Consumer Services	Second Lien Debt (11.25% (LIBOR + 9.75% with 1.50% LIBOR floor), due 5/17/2019)(4)(16)	50,000	48,022	49,271	3.3%

				48,022	49,271	3.3%

Babson CLO Ltd 2011-I(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	35,000	33,080	34,244	2.3%

				33,080	34,244	2.3%

Babson CLO Ltd 2012-IA(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	29,075	27,014	27,197	1.8%

				27,014	27,197	1.8%

Babson CLO Ltd 2012-IIA(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	27,850	27,486	27,017	1.8%

				27,486	27,017	1.8%

Blue Coat Systems, Inc.(3)(4)	Massachusetts / Software & Computer Services	Second Lien Term Loan (11.50% (LIBOR + 10.00% with 1.50% LIBOR floor), due 8/15/2018)	25,000	24,279	25,000	1.7%

				24,279	25,000	1.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2013 and June 30, 2012

(in thousands, except share data)

			June 30, 2012
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
Byrider Systems Acquisition Corp(22)	Indiana / Auto Finance	Senior Subordinated Notes (12.00% plus 2.00% PIK, due 11/3/2016)(3)	$20,546	$20,546	$19,990	1.3%

				20,546	19,990	1.3%

Caleel + Hayden, LLC(14)(31)	Colorado / Personal & Nondurable Consumer Products	Membership Units (7,500 shares)		351	1,031	0.1%

				351	1,031	0.1%

Capstone Logistics, LLC(4)	Georgia / Commercial Services	Senior Secured Term Loan A (7.50% (LIBOR + 5.50% with 2.00% LIBOR floor), due 9/16/2016)	33,793	33,793	33,793	2.2%
		Senior Secured Term Loan B (13.50% (LIBOR + 11.50% with 2.00% LIBOR floor), due 9/16/2016)(3)	41,625	41,625	41,625	2.8%

				75,418	75,418	5.0%

Cargo Airport Services USA, LLC	New York / Transportation	Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 3/31/2016)(3)(4)	48,891	48,891	48,891	3.2%
		Common Equity (1.6 units)		1,639	1,886	0.1%

				50,530	50,777	3.3%

CIFC Funding 2011-I, Ltd.(4)	Cayman Islands / Diversified Financial Services	Secured Class D Notes (5.79% (LIBOR + 5.00%), due 1/19/2023)	19,000	14,778	15,229	1.0%
		Unsecured Class E Notes (7.79% (LIBOR + 7.00%), due 1/19/2023)	15,400	12,480	12,488	0.8%

				27,258	27,717	1.8%

The Copernicus Group, Inc.	North Carolina / Healthcare	Escrow Receivable		—	315	0.0%

				—	315	0.0%

CRT MIDCO, LLC	Wisconsin / Media	Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 6/30/2017)(3)(4)	73,500	73,500	73,491	4.9%

				73,500	73,491	4.9%

Diamondback Operating, LP	Oklahoma / Oil & Gas Production	Net Profits Interest (15.00% payable on Equity distributions)(7)		—	—	0.0%

				—	—	0.0%

Empire Today, LLC	Illinois / Durable Consumer Products	Senior Secured Note (11.375%, due 2/1/2017)	15,700	15,255	15,700	1.0%

				15,255	15,700	1.0%

Fairchild Industrial Products, Co.	North Carolina / Electronics	Escrow Receivable		—	144	0.0%

				—	144	0.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2013 and June 30, 2012

(in thousands, except share data)

			June 30, 2012
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
Fischbein, LLC	North Carolina / Machinery	Senior Subordinated Debt (12.00% plus 2.00% PIK, due 10/31/2016)	$3,413	$3,413	$3,413	0.3%
		Escrow Receivable Escrow Escrow		—	565	0.0%
		Membership Class A (875,000 units)		875	2,036	0.1%

				4,288	6,014	0.4%

Focus Brands, Inc.(4)	Georgia / Consumer Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 8/21/2018)	15,000	14,711	14,711	1.0%

				14,711	14,711	1.0%

Galaxy XII CLO, Ltd.(22).	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	22,000	21,526	21,897	1.4%

				21,526	21,897	1.4%

H&M Oil & Gas, LLC	Texas / Oil & Gas Production	Senior Secured Note (13.00% (LIBOR + 7.50% with 5.50% LIBOR floor) plus 3.00% PIK, plus 2.00% default interest, in non-accrual status effective 1/1/2011, past due)(4)	62,814	60,019	30,524	2.0%
		Senior Secured Note (18.00% PIK, in non-accrual status effective 4/27/2012, past due)	4,507	4,430	4,507	0.3%
		Net Profits Interest (8.00% payable on Equity distributions)(7)		—	—	0.0%

				64,449	35,031	2.3%

Hi-Tech Testing Service, Inc. and Wilson Inspection X-Ray Services, Inc.	Texas / Oil & Gas Equipment & Services	Senior Secured Term Loan (11.00%, due 9/26/2016)	7,400	7,188	7,391	0.5%

				7,188	7,391	0.5%

Hoffmaster Group, Inc.(4)	Wisconsin / Durable Consumer Products	Second Lien Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 1/3/2019)	10,000	9,810	9,811	0.6%
		Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 1/3/2019)	1,000	990	951	0.1%

				10,800	10,762	0.7%

Hudson Products Holdings, Inc.(16)	Texas / Manufacturing	Senior Secured Term Loan (9.00% (PRIME + 5.00% with 4.00% PRIME floor), due 8/24/2015)(3)(4)	6,299	5,880	5,826	0.4%

				5,880	5,826	0.4%

ICON Health & Fitness, Inc.	Utah / Durable Consumer Products	Senior Secured Note (11.875% , due 10/15/2016)(3)	43,100	43,361	43,100	2.9%

				43,361	43,100	2.9%

IDQ Holdings, Inc.	Texas / Automobile	Senior Secured Note (11.50%, due 4/1/2017)	12,500	12,260	12,488	0.8%

				12,260	12,488	0.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2013 and June 30, 2012

(in thousands, except share data)

			June 30, 2012
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
Injured Workers Pharmacy LLC	Massachusetts / Healthcare	Second Lien Debt (12.00% (LIBOR + 7.50% with 4.50% LIBOR floor) plus 1.00% PIK, due 11/4/2017)(3)(4)	$15,100	$15,100	$15,100	1.0%

				15,100	15,100	1.0%

Iron Horse Coiled Tubing, Inc.(23)	Alberta, Canada / Production Services	Common Stock (3,821 shares)		268	2,040	0.1%

				268	2,040	0.1%

JHH Holdings, Inc.	Texas / Healthcare	Second Lien Debt (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 6/23/2016)(3)(4)	15,736	15,736	15,736	1.0%

				15,736	15,736	1.0%

LHC Holdings Corp.	Florida / Healthcare	Revolving Line of Credit—$750 Commitment (8.50% (LIBOR + 6.00% with 2.50% LIBOR floor), due 5/31/2015)(4)(25)(26)	—	—	—	0.0%
		Senior Subordinated Debt (10.50%, due 5/31/2015)(3)	4,265	4,125	4,125	0.3%
		Membership Interest (125 units)		216	225	0.0%

				4,341	4,350	0.3%

Madison Park Funding IX, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	31,110	25,810	25,810	1.7%

				25,810	25,810	1.7%

Maverick Healthcare, LLC	Arizona / Healthcare	Preferred Units (1,250,000 units)		1,252	1,756	0.1%
		Common Units (1,250,000 units)		—	95	0.0%

				1,252	1,851	0.1%

Medical Security Card Company, LLC(4)	Arizona / Healthcare	Revolving Line of Credit—$1,500 Commitment (9.50% (LIBOR + 7.00% with 2.50% LIBOR floor), due 2/1/2016)(25)	—	—	—	0.0%
		First Lien Term Loan (11.25% (LIBOR + 8.75% with 2.50% LIBOR floor), due 2/1/2016)(3)	17,317	17,317	17,317	1.1%

				17,317	17,317	1.1%

Mood Media Corporation(3)(16)(22)	Canada / Media	Senior Subordinated Term Loan (10.25% (LIBOR + 8.75% with 1.50% LIBOR floor), due 11/6/2018)(4)	15,000	14,866	15,000	1.0%

				14,866	15,000	1.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2013 and June 30, 2012

(in thousands, except share data)

			June 30, 2012
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
National Bankruptcy Services, LLC(3)(4)	Texas / Diversified Financial Services	Senior Subordinated Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor) plus 1.50% PIK, due 7/16/2017)	$18,402	$18,402	$18,402	1.2%

				18,402	18,402	1.2%

Naylor, LLC(4)	Florida / Media	Revolving Line of Credit—$2,500 Commitment (11.00% (LIBOR + 8.00% with 3.00% LIBOR floor), due 6/7/2017)(25)	—	—	—	0.0%
		Senior Secured Term Loan (11.00% (LIBOR + 8.00% with 3.00% LIBOR floor), due 6/7/2017)	48,600	48,600	48,600	3.2%

				48,600	48,600	3.2%

New Meatco Provisions, LLC	California / Food Products	Senior Subordinated Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor) plus 4.00%, PIK due 4/18/2016)(4)	12,438	12,438	6,571	0.4%

				12,438	6,571	0.4%

Nixon, Inc.	California / Durable Consumer Products	Senior Secured Term Loan (8.75% plus 2.75% PIK, due 4/16/2018)(16)	15,085	14,792	14,792	1.0%

				14,792	14,792	1.0%

Nobel Learning Communities, Inc.	Pennsylvania / Consumer Services	Subordinated Unsecured (11.50% plus 1.50% PIK, due 8/9/2017)	15,147	15,147	15,147	1.0%

				15,147	15,147	1.0%

Northwestern Management Services, LLC	Florida / Healthcare	Revolving Line of Credit—$1,500 Commitment (10.50% (PRIME + 6.75% with 3.75% PRIME floor), due 7/30/2015)(4)(25)	200	200	200	0.0%
		Senior Secured Term Loan A (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor), due 7/30/2015)(3)(4)	16,092	16,092	16,092	1.1%
		Common Stock (50 shares)		371	1,205	0.1%

				16,663	17,497	1.2%

NRG Manufacturing, Inc.	Texas / Manufacturing	Escrow Receivable		—	6,431	0.4%

				—	6,431	0.4%

Out Rage, LLC(4)	Wisconsin / Durable Consumer Products	Revolving Line of Credit—$1,500 Commitment (11.0% (LIBOR + 8.00% with 3.00% LIBOR floor), due 3/02/2013)(25)	—	—	—	0.0%
		Senior Secured Term Loan (11.00% (LIBOR + 8.00% with 3.00% LIBOR floor), due 3/2/2015)	10,756	10,756	10,686	0.7%

				10,756	10,686	0.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2013 and June 30, 2012

(in thousands, except share data)

			June 30, 2012
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
Pinnacle Treatment Centers, Inc.(4)	Pennsylvania / Healthcare	Revolving Line of Credit—$1,000 Commitment (8.0% (LIBOR + 5.00% with 3.00% LIBOR floor), due 1/10/2016)(25)	$—	$—	$—	0.0%
		Senior Secured Term Loan (11.00% (LIBOR + 8.00% with 3.00% LIBOR floor), due 1/10/2016)(3)	17,475	17,475	17,475	1.2%

				17,475	17,475	1.2%

Potters Holdings II, L.P.(16)	Pennsylvania / Manufacturing	Senior Subordinated Term Loan (10.25% (LIBOR + 8.50% with 1.75% LIBOR floor), due 11/6/2017)(3)(4)	15,000	14,803	14,608	1.0%

				14,803	14,608	1.0%

Pre-Paid Legal Services, Inc.(16)	Oklahoma / Consumer Services	Senior Subordinated Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 12/31/2016)(3)(4)	5,000	5,000	4,989	0.3%

				5,000	4,989	0.3%

Progrexion Holdings, Inc.(4)(28)	Utah / Consumer Services	Senior Secured Term Loan A (11.25% (LIBOR + 9.25% with 2.00% LIBOR floor), due 12/31/2014)(3)	34,502	34,502	34,502	2.3%
		Senior Secured Term Loan B (11.25% (LIBOR + 9.25% with 2.00% LIBOR floor), due 12/31/2014)	28,178	28,178	28,178	1.9%

				62,680	62,680	4.2%

Renaissance Learning, Inc.(16).	Wisconsin / Consumer Services	Second Lien Term Loan (12.00% (LIBOR + 10.50% with 1.50% LIBOR floor), due 10/19/2018)(4)	6,000	5,775	6,000	0.4%

				5,775	6,000	0.4%

Rocket Software, Inc.(3)(4)	Massachusetts / Software & Computer Services	Second Lien Term Loan (10.25% (LIBOR + 8.75% with 1.50% LIBOR floor), due 2/8/2019)	15,000	14,711	14,711	1.0%

				14,711	14,711	1.0%

Royal Adhesives & Sealants, LLC	Indiana / Chemicals	Senior Subordinated Unsecured Term Loan (12.00% plus 2.00% PIK due 11/29/2016)	27,798	27,798	27,798	1.8%

				27,798	27,798	1.8%

Seaton Corp.	Illinois / Business Services	Subordinated Secured (12.50% (LIBOR + 9.00% with 3.50% LIBOR floor) plus 2.00% PIK, due 3/14/2014)(3)(4)	3,288	3,164	3,288	0.2%

				3,164	3,288	0.2%

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2013 and June 30, 2012

(in thousands, except share data)

			June 30, 2012
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
SG Acquisition, Inc.(4)	Georgia / Insurance	Senior Secured Term Loan A (8.50% (LIBOR + 6.50% with 2.00% LIBOR floor), due 3/18/2016)	$27,469	$27,469	$27,469	1.8%
		Senior Secured Term Loan B (14.50% (LIBOR + 12.50% with 2.00% LIBOR floor), due 3/18/2016)(3)	29,625	29,625	29,625	2.0%
		Senior Secured Term Loan C (8.50% (LIBOR + 6.50% with 2.00% LIBOR floor), due 3/18/2016)	12,686	12,686	12,686	0.8%
		Senior Secured Term Loan D (14.50% (LIBOR + 12.50% with 2.00% LIBOR floor), due 3/18/2016)	13,681	13,681	13,681	0.9%

				83,461	83,461	5.5%

Shearer's Foods, Inc.	Ohio / Food Products	Junior Secured Debt (12.00% plus 3.75% PIK (3.75% LIBOR floor), due 3/31/2016)(3)(4)	37,639	37,639	37,639	2.5%
		Membership Interest in Mistral Chip Holdings, LLC—Common (2,000 units)(17)		2,000	2,161	0.1%
		Membership Interest in Mistral Chip Holdings, LLC 2—Common (595 units)(17)		1,322	643	0.0%
		Membership Interest in Mistral Chip Holdings, LLC 3—Preferred (67 units)(17)		673	883	0.1%

				41,634	41,326	2.7%

Skillsoft Public Limited Company(22)	Ireland / Software & Computer Services	Senior Unsecured (11.125%, due 6/1/2018)	15,000	14,918	15,000	1.0%

				14,918	15,000	1.0%

Snacks Holding Corporation	Minnesota / Food Products	Senior Subordinated Unsecured Term Loan (12.00% plus 1.00% PIK, due 11/12/2017)	15,250	14,754	5,250	1.0%
		Series A Preferred Stock (4,021.45 shares)		56	42	0.0%
		Series B Preferred Stock (1,866.10 shares)		56	42	0.0%
		Warrant (to purchase 31,196.52 voting common shares, expires 11/12/2020)		479	357	0.0%

				15,345	15,691	1.0%

Southern Management Corporation(22)(30)	South Carolina / Consumer Finance	Second Lien Term Loan (12.00% plus 5.00% PIK due 5/31/2017)	17,568	17,568	17,568	1.2%

				17,568	17,568	1.2%

Sport Helmets Holdings, LLC(14)	New York / Personal & Nondurable Consumer Products	Escrow Receivable		—	406	0.0%

				—	406	0.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2013 and June 30, 2012

(in thousands, except share data)

			June 30, 2012
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets
Springs Window Fashions, LLC	Wisconsin / Durable Consumer Products	Second Lien Term Loan (11.25% (LIBOR + 9.25% with 2.00% LIBOR floor), due 11/30/2017)(3)(4)	$35,000	$35,000	$34,062	2.3%

				35,000	34,062	2.3%

ST Products, LLC	Pennsylvania/ Manufacturing	Senior Secured Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor), due 6/16/2016)(3)(4)	23,328	23,328	23,328	1.5%

				23,328	23,328	1.5%

Stauber Performance Ingredients, Inc.(4)	California / Food Products	Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 1/21/2016)(3)	22,058	22,058	22,058	1.5%
		Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 5/21/2017)	10,500	10,500	10,500	0.7%

				32,558	32,558	2.2%

Stryker Energy, LLC	Ohio / Oil & Gas Production	Subordinated Secured Revolving Credit Facility—$50,300 Commitment (8.50% (LIBOR + 7.00% with 1.50% LIBOR floor) plus 3.75% PIK, in non-accrual status effective 12/1/2011, due 12/1/2015)(4)(25)	33,444	32,711	—	0.0%
		Overriding Royalty Interests(18)		—	1,623	0.1%

				32,711	1,623	0.1%

Symphony CLO, IX Ltd.(22)	Cayman Islands / Diversified Financial Services	LP Certificates (Residual Interest)	45,500	42,864	43,612	2.9%

				42,864	43,612	2.9%

Targus Group International, Inc.(16)	California / Durable Consumer Products	First Lien Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 5/25/2016)(3)(4)	23,760	23,363	23,760	1.6%

				23,363	23,760	1.6%

Totes Isotoner Corporation	Ohio / Nondurable Consumer Products	Second Lien Term Loan (10.75%, (LIBOR + 9.25% with 1.50% LIBOR floor) due 1/8/2018)(3)(4)	39,000	39,000	38,531	2.5%

				39,000	38,531	2.5%

U.S. HealthWorks Holding Company, Inc.(16)	California / Healthcare	Second Lien Term Loan (10.50% (LIBOR + 9.00% with 1.50% LIBOR floor), due 6/15/2017)(3)(4)	25,000	25,000	25,000	1.7%

				25,000	25,000	1.7%

VanDeMark Chemicals, Inc.(3)	New York / Chemicals	Senior Secured Term Loan (12.20% (LIBOR + 10.20% with 2.0% LIBOR floor), due 12/31/2014)(4)	30,306	30,306	30,306	2.0%

				30,306	30,306	2.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2013 and June 30, 2012

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2013 and June 30, 2012

(in thousands, except share data)

Endnote Explanations for the Consolidated Schedule of Investments as of June 30, 2013 and June 30, 2012

(1)
The securities in which Prospect Capital Corporation ("we", "us" or "our") has invested were acquired in transactions that were exempt from registration under the Securities Act of 1933, as amended, or the "Securities Act." These securities may be resold only in transactions that are exempt from registration under the Securities Act.

(2)
Fair value is determined by or under the direction of our Board of Directors. As of June 30, 2013 and June 30, 2012, two of our portfolio investments, Allied Defense Group, Inc. ("Allied") and Dover Saddlery, Inc. ("Dover") were publicly traded and classified as Level 1 within the valuation hierarchy established by Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures ("ASC 820"). As of June 30, 2013 and June 30, 2012, the fair value of our remaining portfolio investments was determined using significant unobservable inputs. ASC 820 classifies such inputs used to measure fair value as Level 3 within the valuation hierarchy. Our investments in money market funds are classified as Level 2. See Note 2 and Note 3 within the accompanying consolidated financial statements for further discussion.

(3)
Security, or a portion thereof, is held by Prospect Capital Funding LLC, a bankruptcy remote special purpose entity, and is pledged as collateral for the revolving credit facility and such security is not available as collateral to our general creditors (See Note 4). The market values of these investments at June 30, 2013 and June 30, 2012 were $883,114 and $783,384, respectively; they represent 20.5% and 35.4% of total investments at fair value, respectively. Prospect Capital Funding LLC (See Note 1), our wholly-owned subsidiary, holds an aggregate market value of $883,114 and $783,384 of these investments as of June 30, 2013 and June 30, 2012, respectively.

(4)
Security, or portion thereof, has a floating interest rate which may be subject to a LIBOR or PRIME floor. Stated interest rate was in effect at June 30, 2013 and June 30, 2012.

(5)
Ellett Brothers, LLC., Evans Sports, Inc., Jerry's Sports, Inc., Simmons Gun Specialties, Inc., Bonitz Brothers, Inc. and Outdoor Sports Headquarters, Inc., are joint borrowers on our second lien loan. United Sporting Companies, Inc., is a parent guarantor of this debt investment.

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

On October 21, 2009, Coalbed LLC foreclosed on the loan formerly made to Conquest. On January 19, 2010, as part of the Manx rollup, the Coalbed LLC assets and loan were assigned to Manx, the holding company. On June 30, 2012, Manx reassigned our investment in Coalbed to Wolf Energy Holdings, Inc. ("Wolf"), a newly-formed, separately owned holding company. Our Board of Directors set value at zero for the loan position in Coalbed LLC investment as of June 30, 2013 and June 30, 2012.

(7)
In addition to the stated returns, the net profits interest held will be realized upon sale of the borrower or a sale of the interests.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2013 and June 30, 2012

(in thousands, except share data)

(8)
During the quarter ended December 31, 2011, our ownership of Change Clean Energy Holdings, Inc. ("CCEHI") and Change Clean Energy, Inc. ("CCEI"), Freedom Marine Holding, Inc. ("Freedom Marine") and Yatesville Coal Holdings, Inc. ("Yatesville") was transferred to Energy Solutions Holdings, Inc. (f/k/a Gas Solutions Holdings, Inc.) ("Energy Solutions") to consolidate all of our energy holdings under one management team. We own 100% of Energy Solutions.

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

During the three months ended December 31, 2012, we determined that the impairment of Integrated Contract Services, Inc. ("ICS") was other-than-temporary and recorded a realized loss of $12,198 for the amount that the amortized cost exceeded the fair market value. Our remaining investment in The Healing Staff ("THS"), an affiliate of ICS, was valued at zero as of June 30, 2013 and continues to provide staffing solutions for health care facilities and security staffing.

(10)
Loan is with THS, an affiliate of ICS.

(11)
Evanta Ventures, Inc. and Sports Leadership Institute, Inc. are joint borrowers on our investment.

(12)
On January 19, 2010, we modified the terms of our senior secured debt in AEH and Coalbed in conjunction with the formation of Manx Energy, a new entity consisting of the assets of AEH, Coalbed and Kinley Exploration. The assets of the three companies were brought under new common management. We funded $2,800 at closing to Manx to provide for working capital. A portion of our loans to AEH and Coalbed was exchanged for Manx preferred equity, while our AEH equity interest was converted into Manx common stock. There was no change to fair value at the time of restructuring. On June 30, 2012, Manx reassigned our investments in Coalbed and AEH to Wolf, a newly-formed, separately owned holding company. We continue to fully reserve any income accrued for Manx. During the quarter ended June 30, 2013, we determined that the impairment of Manx was other-than-temporary and recorded a realized loss of $9,397 for the amount that the amortized cost exceeded the fair market value. The Board of Directors set the fair value of our investment in Manx at $346 as of June 30, 2013.

(13)
On a fully diluted basis, represents 10.00% of voting common shares.

(14)
A portion of the positions listed was issued by an affiliate of the portfolio company.

(15)
We own 99.9999% of AGC/PEP, LLC. AGC/PEP, LLC owns 2,037.65 out of a total of 83,818.69 shares (including 5,111 vested and unvested management options) of American Gilsonite Holding Company which owns 100% of American Gilsonite Company.

(16)
Syndicated investment which had been originated by another financial institution and broadly distributed.

(17)
At June 30, 2012, Mistral Chip Holdings, LLC owns 44,800 shares of Chip Holdings, Inc. and Mistral Chip Holdings 2, LLC owns 11,975 shares in Chip Holdings, Inc. Chip Holdings, Inc. is the parent company of Shearer's Foods, Inc. and has 67,936 shares outstanding before adjusting for

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2013 and June 30, 2012

(in thousands, except share data)

  management options. On November 7, 2012, we redeemed our membership interests in Mistral Chip Holdings, LLC, Mistral Chip Holdings 2, LLC and Mistral Chip Holdings 3, LLC in connection with the sale of Shearer's, receiving $6,022 of net proceeds and realizing a gain of approximately $2,027 on the redemption.

(18)
The overriding royalty interests held receive payments at the stated rates based upon operations of the borrower.

(19)
On December 31, 2009, we sold our investment in Aylward Enterprises, LLC. AWCNC, LLC is the remaining holding company with zero assets. Our remaining outstanding debt after the sale was written off on December 31, 2009 and no value has been assigned to the equity position as of June 30, 2013 and June 30, 2012.

(20)
We own a warrant to purchase 3,755,000 shares of Series A Preferred Stock, 625,000 shares of Series B Preferred Stock, and 43,800 shares of Voting Common Stock in Boxercraft Incorporated.

(21)
We own warrants to purchase 33,750 shares of common stock in Metal Buildings Holding Corporation ("Metal Buildings"), the former holding company of Borga, Inc. Metal Buildings Holding Corporation owned 100% of Borga, Inc.

On March 8, 2010, we foreclosed on the stock in Borga, Inc. that was held by Metal Buildings, obtaining 100% ownership of Borga, Inc.

(22)
Certain investments that we have determined are not "qualifying" assets under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. We monitor the status of these assets on an ongoing basis.

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

On July 24, 2012, we sold our 3,821 shares of Iron Horse Coiled Tubing, Inc. common stock in connection with the exercise of the equity buyout option, receiving $2,040 of net proceeds and realizing a gain of approximately $1,772 on the sale.

(24)
On May 6, 2011, we made a secured first lien $24,250 debt investment to NMMB Acquisition, Inc., a $2,800 secured debt and $4,400 equity investment to NMMB Holdings, Inc. We own 100% of the Series A Preferred Stock in NMMB Holdings, Inc. NMMB Holdings, Inc. owns 100% of the Convertible Preferred in NMMB Acquisition, Inc. NMMB Acquisition, Inc. has a 5.8% dividend rate which is paid to NMMB Holdings, Inc. Our fully diluted ownership in NMMB Holdings, Inc. is 100% as of June 30, 2013 and June 30, 2012. Our fully diluted ownership in NMMB Acquisition, Inc. is 83.5% as of June 30, 2013 and June 30, 2012.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2013 and June 30, 2012

(in thousands, except share data)

(25)
Undrawn committed revolvers incur commitment and unused fees ranging from 0.50% to 2.00%. As of June 30, 2013 and June 30, 2012, we had $202,518 and $180,646 of undrawn revolver commitments to our portfolio companies, respectively.

(26)
Stated interest rates are based on June 30, 2013 and June 30, 2012 one month Libor rates plus applicable spreads based on the respective credit agreements. Interest rates are subject to change based on actual elections by the borrower for a Libor rate contract or Base Rate contract when drawing on the revolver.

(27)
On July 30, 2010, we made a secured first lien $30,000 debt investment to AIRMALL USA, Inc., a $12,500 secured second lien to AMU Holdings, Inc., and acquired 100% of the Convertible Preferred Stock and Common stock of AMU Holdings, Inc. Our Convertible Preferred Stock in AMU Holdings, Inc. has a 12.0% dividend rate which is paid from the dividends received from the underlying operating company, AIRMALL USA Inc. AMU Holdings, Inc. owns 100% of the common stock in AIRMALL USA, Inc.

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

(31)
We own 2.8% (13,220 shares) of the Mineral Fusion Natural, LLC, a subsidiary of Caleel + Hayden, common and preferred interest.

(32)
Our wholly-owned entity, APH Property Holdings, LLC, owns 100% of the common equity of American Property Holdings Corp., a REIT which holds investments in several real estate properties.

(33)
Our wholly-owned entity, CCPI Holdings, Inc. owns 95.13% of CCPI Inc., the operating company.

(34)
Our wholly-owned entity, Credit Central Holdings of Delaware, LLC owns 74.8% of Credit Central Holdings, LLC, which owns 100% of each of Credit Central, LLC, Credit Central South, LLC and Credit Central of Tennessee, LLC, the operating companies.

(35)
Our wholly-owned entity, Valley Electric Holdings I, Inc. ("HoldCo"), owns 100% of Valley Electric Holdings, II, Inc. ("Valley II"). Valley II owns 96.3% of Valley Electric Co. of Mt. Vernon, Inc. ("OpCo"), the operating company. Our debt investments are with both HoldCo and OpCo.

(36)
Our wholly-owned entity, Nationwide Acceptance Holdings, LLC owns 93.8% of Nationwide Acceptance LLC, the operating company.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2013 and June 30, 2012

(in thousands, except share data)

(37)
On April 15, 2013, assets previously held by H&M were assigned to Wolf in exchange for a $66,000 term loan secured by the assets. The cost basis in this loan of $44,632 was determined in accordance with ASC 310-40, Troubled Debt Restructurings by Creditors, and was equal to the fair value of assets at the time of transfer resulting in a capital loss of $19,647 in connection with the foreclosure on the assets. On May 17 2013, Wolf sold the assets located in Martin County for $66,000. Proceeds from the sale were primarily used to repay the loan and net profits interest receivable due to us resulting in a realized capital gain of $11,826. We received $3,960 of structuring and advisory fees from Wolf during the year ended June 30, 2013 related to the sale and $991 under the net profits interest agreement which was recognized as other income during the fiscal year ended June 30, 2013.

(38)
As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" and "Control" this portfolio company because it owns more than 25% of the portfolio company's outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the period for the year ended June 30, 2013 in which the issuer was both an Affiliated company and a portfolio company that the Company is deemed to Control are as follows:

Company	Purchases	Redemptions	Sales	Interest income	Dividend income	Structuring fee	Other income	Net realized gains (losses)	Net unrealized gains (losses)
AIRMALL USA, Inc.	$—	$600	$—	$5,822	$—	$—	$—	$—	$7,266
Ajax Rolled Ring & Machine, Inc.	23,300	19,065	—	5,176	—	155	—	—	(17,208)
APH Property Holdings, LLC	151,648	—	—	2,898	—	4,511	140	—	—
AWCNC, LLC	—	—	—	—	—	—	—	—	—
Borga, Inc.	150	—	—	—	—	—	—	—	(232)
CCPI Holdings, Inc.	34,081	338	—	1,792	—	575	32	—	—
Credit Central Holdings of Delaware, LLC	47,663	—	—	3,893	—	1,440	240	—	2,799
Energy Solutions Holdings, Inc.	—	28,500	475	24,809	53,820	—	—	—	(71,198)
First Tower Holdings of Delaware, LLC	20,000	—	—	52,476	—	—	2,426	—	(9,869)
Manx Energy, Inc.	—	—	—	—	—	—	—	(9,397)	18,865
Nationwide Acceptance Holdings, LLC	25,151	—	—	1,787	—	753	131	—	—
NMMB Holdings, Inc.	—	—	5,700	3,026	—	—	—	—	(5,903)
R-V Industries, Inc.	32,750	—	—	781	24,462	143	—	—	1,463
The Healing Staff, Inc.	975	—	894	2	—	—	—	(12,117)	12,117
Valley Electric Holdings I, Inc.	52,098	—	100	3,511	—	1,227	98	—	—
Wolf Energy Holdings, Inc.	50	—	—	452	—	3,960	991	11,826	(3,092)
(39)
As defined in the Investment Company Act, the Company is deemed to be an "Affiliated Person" of a portfolio company because it owns 5% or more of the portfolio company's outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2013 and June 30, 2012

(in thousands, except share data)

  company (including through a management agreement). Transactions during the year ended June 30, 2013 in which the issuer was an Affiliated company (but not a portfolio company that the Company ("Controls") are as follows:

Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Dividend income	Structuring fee	Other income	Net realized gains (losses)	Net unrealized gains (losses)
BNN Holdings Corp. (f/k/a Biotronic NeuroNetwork)	$30,000	$26,677	$—	$3,159	$—	$600	$22	$—	$672
Boxercraft Incorporated	—	—	—	3,356	—	—	—	—	(9,413)
Smart, LLC	—	—	—	—	728	—	—	—	108
(40)
As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" and "Control" this portfolio company because it owns more than 25% of the portfolio company's outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the period for the year ended June 30, 2012 in which the issuer was both an Affiliated company and a portfolio company that the Company is deemed to Control are as follows:

Company	Purchases	Redemptions	Sales	Interest income	Dividend income	Structuring fee	Other income	Net realized gains (losses)	Net unrealized gains (losses)
AIRMALL USA, Inc.	$—	$650	$—	$5,900	$—	$—	$—	$—	$(3,094)
Ajax Rolled Ring & Machine, Inc.	—	440	—	4,849	—	—	—	—	18,973
AWCNC, LLC	—	—	—	—	—	—	—	—	—
Borga, Inc.	—	—	—	—	—	—	—	—	(1,023)
C&J Cladding LLC	—	—	580	—	—	1,500	—	2,420	(4,119)
Change Clean Energy Holdings, Inc.	—	—	—	—	—	—	—	—	2,540
Energy Solutions Holdings, Inc.	5,951	—	—	7,174	47,850	5,220	4,983	—	(63,403)
First Tower Holdings of Delaware, LLC	287,953	—	—	2,312	—	8,075	—	—	—
Integrated Contract Services, Inc.	1,033	1,054	—	—	—	—	—	—	503
Iron Horse Coiled Tubing, Inc.	—	14,338	—	324	—	—	—	—	802
Manx Energy, Inc.	—	—	—	—	—	—	—	—	(1,312)
NMMB Holdings, Inc.	—	2,550	—	3,683	—	—	—	—	(4,148)
NRG Manufacturing, Inc.	37,218	50,299	2,317	28,579	15,011	372	3,800	36,940	(23,655)
Nupla Corporation	—	1,995	—	587	—	1,500	14	2,907	(4,194)
R-V Industries, Inc.	—	—	—	—	283	—	—	—	15,740
Yatesville Coal Holdings, Inc.	—	—	—	—	—	—	—	—	1,035
(41)
As defined in the Investment Company Act, the Company is deemed to be an "Affiliated Person" of a portfolio company because it owns 5% or more of the portfolio company's outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the year ended

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2013 and June 30, 2012

(in thousands, except share data)

  June 30, 2012 in which the issuer was an Affiliated company (but not a portfolio company that the Company ("Controls") are as follows:

Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Dividend income	Structuring fee	Other income	Net realized gains (losses)	Net unrealized gains (losses)
BNN Holdings Corp. (f/k/a Biotronic NeuroNetwork)	$—	$—	$—	$3,333	$—	$—	$—	$—	$(5,099)
Boxercraft Incorporated	2,300	1,144	—	2,947	—	—	70	—	(662)
Smart, LLC	—	—	—	—	—	—	—	—	35
Sport Helmets Holdings, LLC	—	19,102	—	5,875	—	—	38	4,445	(7,483)

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

Reclassifications

        Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the twelve months ended June 30, 2013.

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

Basis of Consolidation

        Under the 1940 Act rules, the regulations pursuant to Article 6 of Regulation S-X and the American Institute of Certified Public Accountants' Audit and Accounting Guide for Investment Companies, we are precluded from consolidating any entity other than another investment company or

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 2. Significant Accounting Policies (Continued)

an operating company which provides substantially all of its services and benefits to us. Our consolidated financial statements include our accounts and the accounts of PCF, our only wholly-owned, closely-managed subsidiary that is also an investment company. All intercompany balances and transactions have been eliminated in consolidation.

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

Investment Valuation

        To value our assets, we follow the guidance of ASC 820 that defines fair value, establishes a framework for measuring fair value in conformity with accounting principles generally accepted in the United States or America, or GAAP, and requires disclosures about fair value measurements.

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

  3)
  the Audit Committee of our Board of Directors reviews and discusses the preliminary valuation of Prospect Capital Management LLC (the "Investment Adviser") and that of the independent valuation firms; and

  4)
  the Board of Directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of the Investment Adviser, the respective independent valuation firm and the Audit Committee.

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

        Our investments in CLOs are classified as ASC 820 level 3 securities, and are valued using a discounted cash flow model. The valuations have been accomplished through the analysis of the CLO deal structures to identify the risk exposures from the modeling point of view. For each security, the most appropriate valuation approach has been chosen from alternative approaches to ensure the most accurate valuation for each security. To value a CLO, both the assets and liabilities of the CLO capital structure need be modeled. We use a waterfall engine to store the collateral data, generate collateral cash flows from the assets, and distributes the cash flow to the liability structure based on the payment priorities, and discount them back using proper discount rates that incorporate all the risk factors. The main risk factors are: default risk, interest rate risk, downgrade risk, and credit spread risk.

        For a discussion of the risks inherent in determining the value of securities for which readily available market values do not exist, see "Risk Factors—Risks relating to our business—Most of our portfolio investments are recorded at fair value as determined in good faith under the direction of our Board of Directors and, as a result, there is uncertainty as to the value of our portfolio investments."

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 2. Significant Accounting Policies (Continued)

Valuation of Other Financial Assets and Financial Liabilities

        ASC Subtopic 820-10-05-1, The Fair Value Option for Financial Assets and Financial Liabilities ("ASC 820-10-05-1") permits an entity to elect fair value as the initial and subsequent measurement attribute for many of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. We have elected not to value some assets and liabilities at fair value as would be permitted by ASC 820-10-05-1.

Senior Convertible Notes

        We have recorded the Senior Convertible Notes (See Note 5) at their contractual amounts. The Senior Convertible Notes were analyzed for any features that would require their accounting to be bifurcated and such features were determined to be immaterial.

Revenue Recognition

        Realized gains or losses on the sale of investments are calculated using the specific identification method.

        Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of such purchase discounts or premiums is calculated by the effective interest method as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as interest income. The purchase discount for portfolio investments acquired from Patriot Capital Funding, Inc. ("Patriot") was determined based on the difference between par value and fair market value as of December 2, 2009, and continues to accrete until maturity or repayment of the respective loans.

        Interest income from investments in the "equity" class of security of CLO Funds (typically income notes or subordinated notes) is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows in accordance with ASC 325-40-35, Beneficial Interests in Securitized Financial Assets. We monitor the expected cash inflows from our CLO equity investments, including the expected residual payments, and the effective yield is determined and updated periodically.

        Dividend income is recorded on the ex-dividend date.

        Structuring fees and similar fees are recognized as income as earned, usually when paid. Structuring fees, excess deal deposits, net profits interests and overriding royalty interests are included in other income.

        Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in accordance with the terms of the investment. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management's judgment of collectability.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 2. Significant Accounting Policies (Continued)

Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management's judgment, are likely to remain current.

Federal and State Income Taxes

        We have elected to be treated as a regulated investment company and intend to continue to comply with the requirements of the Internal Revenue Code applicable to regulated investment companies. We are required to distribute at least 90% of our investment company taxable income and intend to distribute (or retain through a deemed distribution) all of our investment company taxable income and net capital gain to stockholders; therefore, we have made no provision for income taxes. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital.

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

        If we fail to satisfy the annual distribution requirement or otherwise fail to qualify as a RIC in any taxable year, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would we be required to make distributions. Distributions would generally be taxable to our individual and other non-corporate taxable stockholders as ordinary dividend income eligible for the reduced maximum rate applicable to qualified dividend income to the extent of our current and accumulated earnings and profits, provided certain holding period and other requirements are met. Subject to certain limitations under the Internal Revenue Code, corporate distributions would be eligible for the dividends-received deduction. To qualify again to be taxed as a RIC in a subsequent year, we would be required to distribute to our shareholders our accumulated earnings and profits attributable to non-RIC years reduced by an interest charge of 50% of such earnings and profits payable by us as an additional tax. In addition, if we failed to qualify as a RIC for a period greater than two taxable years, then, in order to qualify as a RIC in a subsequent year, we would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of ten years.

        We follow ASC 740, Income Taxes ("ASC 740"). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are "more-likely-than-not" of being

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 2. Significant Accounting Policies (Continued)

sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of June 30, 2013 and for the year then ended, we did not have a liability for any unrecognized tax benefits. Management's determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

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

Recent Accounting Pronouncements

        In May 2011, the FASB issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). ASU 2011-04 amends Accounting Standards Codification 820, Fair Value

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 2. Significant Accounting Policies (Continued)

Measurements ("ASC 820") by: (1) clarifying that the highest-and-best-use and valuation-premise concepts only apply to measuring the fair value of non-financial assets; (2) allowing a reporting entity to measure the fair value of the net asset or net liability position in a manner consistent with how market participants would price the net risk position, if certain criteria are met; (3) providing a framework for considering whether a premium or discount can be applied in a fair value measurement; (4) providing that the fair value of an instrument classified in a reporting entity's shareholders' equity is estimated from the perspective of a market participant that holds the identical item as an asset; and (5) expanding the qualitative and quantitative fair value disclosure requirements. The expanded disclosures include, for Level 3 items, a description of the valuation process and a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs if a change in those inputs would result in a significantly different fair value measurement. ASU 2011-4 also requires disclosures about the highest-and-best-use of a non-financial asset when this use differs from the asset's current use and the reasons for such a difference. In addition, this ASU amends ASC 820, Fair Value Measurements, to require disclosures to include any transfers between Level 1 and Level 2 of the fair value hierarchy. These amendments were effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years. The adoption of the amended guidance in ASU 2011-04 did not have a significant effect on our financial statements. See Note 3 for the disclosure required by ASU 2011-04.

        In August 2012, the FASB issued Accounting Standards Update 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114 ("SAB No. 114"), Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 ("ASU 2012-03"). The update amends various SEC paragraphs pursuant to the issuance of SAB No. 114 and is effective upon issuance. The adoption of the amended guidance in ASU 2012-03 did not have a significant effect on our financial statements.

        In October 2012, the FASB issued Accounting Standards Update 2012-04, Technical Corrections and Improvements ("ASU 2012-04"). The amendments in this update cover a wide range of Topics in the ASC. These amendments include technical corrections and improvements to the ASC and conforming amendments related to fair value measurements. The adoption of the amended guidance in ASU 2012-04 did not have a significant effect on our financial statements.

        In June 2013, the FASB issued Accounting Standards Update 2013-08, Financial Services—Investment Companies (Topic 946)—Amendments to the Scope, Measurement, and Disclosure Requirements ("ASU 2013-08"). ASU 2013-08 clarifies the approach to be used for determining whether an entity is an investment company and provides new measurement and disclosure requirements. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited. The adoption of ASU 2013-08 is not expected to materially effect on our financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 3. Portfolio Investments

        At June 30, 2013, we had investments in 124 long-term portfolio investments, which had an amortized cost of $4,255,778 and a fair value of $4,172,852 and at June 30, 2012, we had investments in 85 long-term portfolio investments, which had an amortized cost of $2,099,313 and a fair value of $2,094,221.

        As of June 30, 2013, we own controlling interests in AIRMALL USA, Inc. ("Airmall"), Ajax Rolled Ring & Machine, Inc., APH Property Holdings, LLC ("APH"), AWCNC, LLC, Borga, Inc. ("Borga"), CCPI Holdings, Inc., Credit Central Holdings of Delaware, LLC, Energy Solutions Holdings, Inc. (f/k/a Gas Solutions Holdings, Inc.) ("Energy Solutions"), First Tower Holdings of Delaware, LLC ("First Tower Delaware"), Manx Energy, Inc. ("Manx"), Nationwide Acceptance Holdings, LLC, NMMB Holdings, Inc., R-V Industries, Inc., The Healing Staff, Inc. ("THS"), Valley Electric Holdings I, Inc. and Wolf Energy Holdings, Inc. ("Wolf"). We also own an affiliated interest in BNN Holdings Corp. (f/k/a Biotronic NeuroNetwork), Boxercraft Incorporated and Smart, LLC.

        The composition of our investments and money market funds as of June 30, 2013 and June 30, 2012 at cost and fair value was as follows:

	June 30, 2013		June 30, 2012
	Cost	Fair Value	Cost	Fair Value
Revolving Line of Credit	$9,238	$8,729	$1,145	$868
Senior Secured Debt	2,262,327	2,207,091	1,138,991	1,080,053
Subordinated Secured Debt	1,062,386	1,024,901	544,363	488,113
Subordinated Unsecured Debt	88,470	88,827	72,617	73,195
CLO Debt	27,667	28,589	27,258	27,717
CLO Residual Interest	660,619	658,086	214,559	218,009
Equity	145,071	156,629	100,380	206,266

Total Investments	4,255,778	4,172,852	2,099,313	2,094,221
Money Market Funds	143,262	143,262	118,369	118,369

Total Investments and Money Market Funds	$4,399,040	$4,316,114	$2,217,682	$2,212,590

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 3. Portfolio Investments (Continued)

        The fair values of our investments and money market funds as of June 30, 2013 disaggregated into the three levels of the ASC 820 valuation hierarchy are as follows:

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at fair value
Revolving Line of Credit	$—	$—	$8,729	$8,729
Senior Secured Debt	—	—	2,207,091	2,207,091
Subordinated Secured Debt	—	—	1,024,901	1,024,901
Subordinated Unsecured Debt	—	—	88,827	88,827
CLO Debt	—	—	28,589	28,589
CLO Residual Interest	—	—	658,086	658,086
Equity	112	—	156,517	156,629

Total Investments	112	—	4,172,740	4,172,852
Money Market Funds	—	143,262	—	143,262

Total Investments and Money Market Funds	$112	$143,262	$4,172,740	$4,316,114

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Investments at fair value
Control investments	$—	$—	$811,634	$811,634
Affiliate investments	—	—	42,443	42,443
Non-control/non-affiliate investments	112	—	3,318,663	3,318,775

	112	—	4,172,740	4,172,852
Investments in money market funds	—	143,262	—	143,262

Total assets reported at fair value	$112	$143,262	$4,172,740	$4,316,114

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 3. Portfolio Investments (Continued)

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 3. Portfolio Investments (Continued)

        The aggregate values of Level 3 portfolio investments changed during the year ended June 30, 2013 as follows:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2012	$564,489	$46,116	$1,483,487	$2,094,092

Total realized loss, net	(9,688)	—	(16,672)	(26,360)
Change in unrealized depreciation	(64,991)	(8,634)	(4,192)	(77,817)

Net realized and unrealized loss	(74,679)	(8,634)	(20,864)	(104,177)
Purchases of portfolio investments	387,866	30,000	2,674,404	3,092,270
Payment-in-kind interest	2,668	715	7,564	10,947
Accretion of purchase discount	—	922	10,095	11,017
Repayments and sales of portfolio investments	(68,710)	(26,676)	(836,023)	(931,409)
Transfers within Level 3	—	—	—	—
Transfers in (out) of Level 3	—	—	—	—

Fair value as of June 30, 2013	$811,634	$42,443	$3,318,663	$4,172,740

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Revolver	Senior Secured Debt	Subordinated Secured Debt	Unsecured Debt	CLO Debt	CLO Residual Interest	Equity	Total
Fair value as of June 30, 2012	$868	$1,080,053	$488,113	$73,195	$27,717	$218,009	$206,137	$2,094,092

Total realized loss (gain), net	—	(21,545)	(22,001)	—	—	—	17,186	(26,360)
Change in unrealized (depreciation) appreciation	(232)	3,197	19,265	(222)	464	(5,981)	(94,308)	(77,817)

Net realized and unrealized (loss) gain	(232)	(18,348)	(2,736)	(222)	464	(5,981)	(77,122)	(104,177)
Purchases of portfolio investments	21,143	1,626,172	812,025	133,700	—	440,050	59,180	3,092,270
Payment-in-kind interest	—	4,401	3,687	2,859	—	—	—	10,947
Amortization of discounts and premiums	—	1,747	2,346	508	408	6,008	—	11,017
Repayments and sales of portfolio investments	(13,050)	(499,900)	(265,568)	(121,213)	—	—	(31,678)	(931,409)
Transfers within Level 3	—	12,966	(12,966)	—	—	—	—	—
Transfers in (out) of Level 3	—	—	—	—	—	—	—	—

Fair value as of June 30, 2013	$8,729	$2,207,091	$1,024,901	$88,827	$28,589	$658,086	$156,517	$4,172,740

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 3. Portfolio Investments (Continued)

        The aggregate values of Level 3 portfolio investments changed during the year ended June 30, 2012 as follows:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2011	$310,072	$72,337	$1,080,421	$1,462,830

Total realized loss (gain), net	42,267	4,445	(10,115)	36,597
Change in unrealized appreciation (depreciation)	6,776	(13,617)	(25,476)	(32,317)

Net realized and unrealized gain (loss)	49,043	(9,172)	(35,591)	4,280
Purchases of portfolio investments	332,156	2,300	780,556	1,115,012
Payment-in-kind interest	219	467	4,961	5,647
Accretion of purchase discount	81	4,874	2,329	7,284
Repayments and sales of portfolio investments	(118,740)	(24,690)	(357,531)	(500,961)
Transfers within Level 3	(8,342)	—	8,342	—
Transfers in (out) of Level 3	—	—	—	—

Fair value as of June 30, 2012	$564,489	$46,116	$1,483,487	$2,094,092

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Revolver	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	CLO Debt	CLO Residual Interest	Equity	Total
Fair value as of June 30, 2011	$7,278	$789,981	$448,675	$55,336	$—	$—	$161,560	$1,462,830

Total realized loss (gain), net	—	2,686	(14,606)	—	—	—	48,517	36,597
Change in unrealized (depreciation) appreciation	(412)	(26,340)	(13,737)	(67)	459	3,450	4,330	(32,317)

Net realized and unrealized (loss) gain	(412)	(23,654)	(28,343)	(67)	459	3,450	52,847	4,280
Purchases of portfolio investments	1,500	582,566	227,733	17,000	27,072	214,559	44,582	1,115,012
Payment-in-kind interest	—	304	4,485	858	—	—	—	5,647
Accretion of purchase discount	80	3,449	3,501	68	186	—	—	7,284
Repayments and sales of portfolio investments	(7,578)	(272,593)	(167,938)	—	—	—	(52,852)	(500,961)
Transfers within Level 3	—	—	—	—	—	—	—	—
Transfers in (out) of Level 3	—	—	—	—	—	—	—	—

Fair value as of June 30, 2012	$868	$1,080,053	$488,113	$73,195	$27,717	$218,009	$206,137	$2,094,092

        For the year ended June 30, 2013 and 2012, the net change in unrealized appreciation on the investments that use Level 3 inputs was $77,488 and $18,866 for assets still held as of June 30, 2013 and 2012, respectively.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 3. Portfolio Investments (Continued)

        The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2013 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Technique	Input	Range	Weighted Average
Senior	$2,215,820	Yield Analysis	Market Yield	5.7% - 20.8%	10.7%
Subordinated Secured	1,024,901	Yield Analysis	Market Yield	7.7% - 19.8%	11.6%
Subordinated Unsecured	88,827	Yield Analysis	Market Yield	6.1% - 14.6%	10.7%
CLO Debt	28,589	Discounted Cash Flow	Discount Rate	12.10% - 20.1%	15.7%
CLO Residual Interest	658,086	Discounted Cash Flow	Discount Rate	11.3% - 19.8%	15.3%
Equity	151,855	EV Market Multiple Analysis	EV Market Multiple Analysis	3.3x - 8.8x	6.2x
Escrow	4,662	Discounted Cash Flow	Discount Rate	6.5% - 7.5%	7.0%

Total	$4,172,740

        The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2012 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Technique	Input	Range	Weighted Average
Senior	$1,080,921	Yield Analysis	Market Yield	6.7% - 30.0%	11.1%
Subordinated Secured	488,113	Yield Analysis	Market Yield	7.0% - 30.0%	12.6%
Subordinated Unsecured	73,195	Yield Analysis	Market Yield	8.7% - 13.5%	11.8%
CLO Debt	27,717	Discounted Cash Flow	Discount Rate	13.0%	13.0%
CLO Residual Interest	218,009	Discounted Cash Flow	Discount Rate	8.0% - 14.0%	10.2%
Equity	188,451	EV Market Multiple Analysis	EV Market Multiple Analysis	3.3x - 9.0x	6.6x
Escrow	17,686	Discounted Cash Flow	Discount Rate	6.5% - 8.5%	7.7%

Total	$2,094,092

        The significant unobservable inputs used in the market approach of fair value measurement of our investments are the market multiples of earnings before income tax, depreciation and amortization ("EBITDA") of the comparable guideline public companies. The independent valuation firm selects a population of public companies for each investment with similar operations and attributes of the subject company. Using these guideline public companies' data, a range of multiples of enterprise value to EBITDA is calculated. The independent valuation firm selects percentages from the range of multiples for purposes of determining the subject company's estimated enterprise value based on said multiple and generally the latest twelve months EBITDA of the subject company (or other meaningful measure). Significant increases or decreases in the multiple will result in an increase or decrease in enterprise value, resulting in an increase or decrease in the fair value estimate of the equity investment.

        The significant unobservable input used in the income approach of fair value measurement of our investments is the discount rate used to discount the estimated future cash flows expected to be

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 3. Portfolio Investments (Continued)

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

        During the year ended June 30, 2013, the valuation methodology for Airmall changed to incorporate the income method (discounted cash flow analysis) in addition to the market method (public comparable company analysis) used in previous quarters. Management adopted the income method to incorporate current financial projections in recognition of the time elapsed since the initial acquisition of the company in June 2010. As a result of this change and in recognition of recent improved company performance, we increased the fair value of our investment in Airmall to $54,648 as of June 30, 2013, a premium of $3,478 from its amortized cost, compared to the $3,788 unrealized depreciation recorded at June 30, 2012.

        During the year ended June 30, 2013, the valuation methodology for First Tower Delaware changed to incorporate the income method (discounted cash flow analysis) in addition to the market method (public comparable company analysis) used in previous quarters. Management adopted the income method in consideration of management forecasts not previously available. As a result of this change and in recognition of recent company performance and current market conditions we decreased the fair value of our investment in First Tower Delaware to $298,084 as of June 30, 2013, a discount of $13,869 to its amortized cost, compared to $287,953 as of June 30, 2012, equal to its amortized cost at that time.

        During the year ended June 30, 2013, the valuation methodology for ICON Health & Fitness, Inc. ("ICON") changed to incorporate an enterprise value waterfall analysis in place of a trading analysis in addition to the income method (discounted cash flow analysis) used in previous quarters. Management adopted the enterprise value waterfall analysis due to the impairment of the senior term loan, and removed the trading analysis due to lack of trading activity during the quarter. As a result of this change and in recognition of recent company performance and current market conditions, we decreased

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 3. Portfolio Investments (Continued)

the fair value of our investment in ICON to $33,929 as of June 30, 2013, a discount of $9,381 to its amortized cost, compared to the $261 unrealized depreciation recorded at June 30, 2012.

        In December 2011, we completed a reorganization of Gas Solutions Holdings, Inc. renaming the company Energy Solutions and transferring ownership of other operating companies owned by us that operate within the energy industry. As part of the reorganization, our equity interests in Change Clean Energy Holdings, Inc. and Change Clean Energy, Inc., Freedom Marine Holdings, LLC, a subsidiary of Energy Solutions ("Freedom Marine") and Yatesville Coal Holdings, Inc., a subsidiary of Energy Solutions ("Yatesville"), were transferred to Energy Solutions to consolidate all of our energy holdings under one management team strategically expanding Energy Solutions across energy sectors.

        On January 4, 2012, Energy Solutions sold its gas gathering and processing assets ("Gas Solutions") for a sale price of $199,805, adjusted for the final working capital settlement, including a potential earnout of $28,000 that will be paid based on the future performance of Gas Solutions. After expenses, including structuring fees of $9,966 paid to us, Energy Solutions received approximately $158,687 in cash. Currently, a loan to Energy Solutions remains outstanding and is collateralized by the cash held by Energy Solutions after the sale transaction. The sale of Gas Solutions by Energy Solutions has resulted in significant earnings and profits, as defined by the Internal Revenue Code, at Energy Solutions for calendar year 2012. As a result, distributions from Energy Solutions to us were required to be recognized as dividend income, in accordance with ASC 946, Financial Services—Investment Companies, as cash distributions are received from Energy Solutions, to the extent there are current year earnings and profits sufficient to support such recognition. During the year ended June 30, 2013, Energy Solutions repaid $28,500 of senior and subordinated secured debt. We received $19,543 of make-whole fees for early repayment of the outstanding loan receivables, which was recorded as interest income during the year ended June 30, 2013. During the year ended June 30, 2013, we received distributions of $53,820 from Energy Solutions which were recorded as dividend income. Energy Solutions continues to hold $23,979 of cash for future investment and repayment of the remaining debt.

        During the year ended June 30, 2013, we provided $125,892 and $26,648 of debt and equity financing, respectively, to APH for the acquisition of various industrial and multi-family residential real estate properties in Florida and Georgia. APH is a holding company that owns 100% of the common equity of American Property Holdings Corp. ("APHC"). APHC is a Maryland corporation and qualified REIT for federal income tax purposes. During the year ended June 30, 2013, we received $4,511 of structuring fees related to our investments in APH which were recorded as other income. As of June 30, 2013, APHC's real estate portfolio was comprised of seven investments. The following table shows the mortgages outstanding due to other parties for each of the seven properties:

No.	Property Name	City	Date of Acquisition	Purchase Price	Mortgage Outstanding
1	146 Forest Parkway	Forest Park, GA	10/24/2012	$7,400	$—
2	Abbington Pointe	Marietta, GA	12/28/2012	23,500	15,275
3	Amberly Place	Tampa, FL	1/17/2013	63,400	39,600
4	Lofton Place	Tampa, FL	4/30/2013	26,000	16,965
5	Vista at Palma Sola	Bradenton, FL	4/30/2013	27,000	17,550
6	Arlington Park	Marietta, GA	5/8/2013	14,850	9,650
7	Arium Resort	Pembroke Pines, GA	6/24/2013	225,000	157,500

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 3. Portfolio Investments (Continued)

        At June 30, 2013, eight loan investments were on non-accrual status: Borga, Freedom Marine, THS, formerly a subsidiary of Integrated Contract Services, Inc. ("ICS"), Manx, Stryker Energy, LLC ("Stryker"), Wind River Resources Corp. and Wind River II Corp. ("Wind River"), Wolf and Yatesville. At June 30, 2012, nine loan investments were on non-accrual status: Borga, Freedom Marine, H&M Oil and Gas, LLC ("H&M"), THS, formerly a subsidiary of ICS, Manx, Stryker, Wind River, Wolf and Yatesville. Principal balances of these loans amounted to $106,395 and $171,149 as of June 30, 2013 and June 30, 2012, respectively. The fair value of these loans amounted to $13,810 and $43,641 as of June 30, 2013 and June 30, 2012, respectively. The fair values of these investments represent approximately 0.5% and 2.9% of our net assets as of June 30, 2013 and June 30, 2012, respectively. For the years ended June 30, 2013, June 30, 2012 and June 30, 2011, the income foregone as a result of not accruing interest on non-accrual debt investments amounted to $25,965, $25,460 and $18,535, respectively.

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

        On May 2, 2011, we sold our membership interests in Fischbein, LLC ("Fischbein") for $12,396 of gross proceeds, $1,479 of which is deferred revenue held in escrow, realizing a gain of $9,893, and received a repayment on the loan that was outstanding. We subsequently made a $3,334 senior secured second lien term loan and invested $875 in the common equity of Fischbein with the new ownership group.

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

        On February 2, 2012, NRG was sold to an outside buyer for $123,258. In conjunction with the sale, the $37,218 loan that was outstanding was repaid. We also received a $26,936 make-whole fee for early repayment of the outstanding loan, which was recorded as interest income in the year ended June 30, 2012. Further, we received a $3,800 advisory fee for the transaction, which was recorded as other income in the quarter ending March 31, 2012. After expenses, including the make whole and advisory fees discussed above, $40,886 was available to be distributed to stockholders. While our 408 shares of NRG common stock represented 67.1% of the ownership, we received net proceeds of $25,991 as our contribution to the escrow amount was proportionately higher than the other shareholders. In

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 3. Portfolio Investments (Continued)

connection with the sales, we recognized a realized gain of $24,810 during the year ended June 30, 2012. In total, we received proceeds of $93,977 at closing. In addition, there was $11,125 being held in escrow of which 80% is due to us upon release of the escrowed amounts. During the year ended June 30, 2013, we received $3,251 upon release of escrowed amounts for which we recognized a gain in the same amount. As of June 30, 2013, the fair value of the remaining escrow amounts was $3,618. This will be recognized as a gain if and when received.

        On February 5, 2013, we received a distribution of $3,250 related to our investment in NRG, for which we realized a gain of the same amount. This was a partial release of the amount held in escrow.

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

        In December 2012, we determined that the impairment of ICS was other-than-temporary and recorded a realized loss of $12,198 for the amount that the amortized cost exceeded the fair market value. Our remaining investment in THS, an affiliate of ICS, was valued at zero as of June 30, 2013 and continues to provide staffing solutions for health care facilities and security staffing.

        On March 28, 2013, we sold our investment in New Meatco Provisions, LLC for net proceeds of approximately $1,965, recognizing a realized loss of $10,814 on the sale.

        On April 30, 2013, we sold our investment in Fischbein for net proceeds of $3,168, recognizing a realized gain of $2,293 on the sale. In addition, there is $310 being held in escrow which will be recognized as additional gain if and when received.

        On April 15, 2013, assets previously held by H&M were assigned to Wolf in exchange for a $66,000 term loan secured by the assets. Our cost basis in this loan of $44,632 was determined in accordance with ASC 310-40, Troubled Debt Restructurings by Creditors, and is equal to the fair value of assets at the time of transfer and we recorded a realized loss of $19,647 in connection with the foreclosure on the assets. On May 17 2013, Wolf sold certain of the assets that had been previously held by H&M that were located in Martin County to Hibernia for $66,000. Proceeds from the sale were primarily used to repay the loan and net profits interest receivable due to us and we recognized as a realized gain of $11,826 partially offsetting the previously recorded loss. We received $3,960 of structuring and advisory fees from Wolf during the year ended June 30, 2013 related to the sale and $991 under the net profits interest agreement which was recognized as other income during the fiscal year ended June 30, 2013.

        In June 2013, we determined that the impairment of Manx was other-than-temporary and recorded a realized loss of $9,397 for the amount that the amortized cost exceeded the fair market value

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 3. Portfolio Investments (Continued)

        The original cost basis of debt placements and equity securities acquired, including follow-on investments for existing portfolio companies, totaled $3,103,217, $1,120,659 and $953,337 during the years ended June 30, 2013, June 30, 2012 and June 30, 2011, respectively. Debt repayments and proceeds from sales of equity securities of $931,534, $500,952 and $285,862 were received during the years ended June 30, 2013, June 30, 2012 and June 30, 2011, respectively.

        During the year ended June 30, 2013, we recognized $1,481 of interest income due to purchase discount accretion from the assets acquired from Patriot. Included in the $1,481 recorded during the year ended June 30, 2013 is $1,111 of normal accretion and $370 of accelerated accretion resulting from the repayment of Hudson Products Holdings, Inc.

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

        As of June 30, 2013, $540 of purchase discount from the assets acquired from Patriot remains to be accreted as interest income, of which $240 is expected to be amortized during the three months ending September 30, 2013.

        As of June 30, 2013, $3,005,298 of our loans bear interest at floating rates, $2,976,709 of which have Libor floors ranging from 1.00% to 5.89%.

        Undrawn committed revolvers incur commitment fees ranging from 0.50% to 2.00%. As of June 30, 2013 and June 30, 2012, we had $202,518 and $180,646 of undrawn revolver commitments to our portfolio companies, respectively.

Note 4. Revolving Credit Agreements

        On June 11, 2010, we closed an extension and expansion of our existing credit facility with a syndicate of lenders through PCF (the "2010 Facility"). The 2010 Facility, which had $325,000 total commitments as of June 30, 2011, included an accordion feature which allowed the 2010 Facility to accept up to an aggregate total of $400,000 of commitments, a limit which was met on September 1, 2011. Interest on borrowings under the 2010 Facility was one-month Libor plus 325 basis points, subject to a minimum Libor floor of 100 basis points. Additionally, the lenders charged a fee on the unused

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 4. Revolving Credit Agreements (Continued)

portion of the 2010 Facility equal to either 75 basis points if at least half of the credit facility was used or 100 basis points otherwise.

        On March 27, 2012, we renegotiated the 2010 Facility and closed on an expanded five-year $650,000 revolving credit facility (the "2012 Facility"). The lenders have extended commitments of $552,500 under the 2012 Facility as of June 30, 2013. The 2012 Facility includes an accordion feature which allows commitments to be increased up to $650,000 in the aggregate. The revolving period of the 2012 Facility extends through March 2015, with an additional two year amortization period (with distributions allowed) after the completion of the revolving period. During such two year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the two year amortization period, the remaining balance will become due, if required by the lenders.

        The 2012 Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The 2012 Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the 2012 Facility. The 2012 Facility also requires the maintenance of a minimum liquidity requirement. At June 30, 2013, we were in compliance with the applicable covenants.

        Interest on borrowings under the 2012 Facility is one-month Libor plus 275 basis points with no minimum Libor floor. Additionally, the lenders charge a fee on the unused portion of the 2012 Facility equal to either 50 basis points if at least half of the credit facility is drawn or 100 basis points otherwise. The 2012 Facility requires us to pledge assets as collateral in order to borrow under the credit facility. As of June 30, 2013 and June 30, 2012, we had $473,508 and $418,980, respectively, available to us for borrowing under our 2012 Facility, of which the amount outstanding was $124,000 and $96,000, respectively. As additional investments that are eligible are transferred to PCF and pledged under the 2012 Facility, PCF will generate additional availability up to the commitment amount of $552,500. At June 30, 2013, the investments used as collateral for the 2012 Facility had an aggregate market value of $833,310, which represents 31.37% of our net assets. These assets have been transferred to PCF, a bankruptcy remote special purpose entity, which owns these investments and as such, these investments are not available to our general creditors. PCF, a bankruptcy remote special purpose entity and our wholly-owned subsidiary, holds all of these investments at market value as of June 30, 2013. The release of any assets from PCF requires the approval of the facility agent.

        In connection with the origination and amendments of the 2012 Facility, we incurred $11,150 of fees, including $1,319 of fees carried over from the previous facility, which are being amortized over the term of the facility in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $6,722 remains to be amortized.

        During the years ended June 30, 2013, June 30, 2012 and June 30, 2011, we recorded $9,082, $14,883 and $8,507 of interest costs, unused fees and amortization of financing costs on our credit facility as interest expense, respectively.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 5. Senior Convertible Notes

        On December 21, 2010, we issued $150,000 in aggregate principal amount of our 6.25% senior convertible notes due 2015 ("2015 Notes") for net proceeds following underwriting expenses of approximately $145,200. Interest on the 2015 Notes is paid semi-annually in arrears on June 15 and December 15, at a rate of 6.25% per year, commencing June 15, 2011. The 2015 Notes mature on December 15, 2015 unless converted earlier. The 2015 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at June 30, 2013 of 88.0902 and 88.1429 shares of common stock, respectively, per $1 principal amount of 2015 Notes, which is equivalent to a conversion price of approximately $11.35 per share of common stock, subject to adjustment in certain circumstances. The conversion price in effect at June 30, 2013 was last calculated on the anniversary of the issuance (December 21, 2012) and will next be adjusted on the next anniversary, unless the exercise price shall have changed by more than 1% before the anniversary. The conversion rate for the 2015 Notes is increased if monthly cash dividends paid to common shares exceed the rate of $0.101125 cents per share, subject to adjustment.

        On February 18, 2011, we issued $172,500 in aggregate principal amount of our 5.50% senior convertible notes due 2016 ("2016 Notes") for net proceeds following underwriting expenses of approximately $167,325. Between January 30, 2012 and February 2, 2012, we repurchased $5,000 of our 2016 Notes at a price of 97.5, including commissions. The transactions resulted in our recognizing $10 of loss in the year ended June 30, 2012. Interest on the remaining $167,500 of 2016 Notes is paid semi-annually in arrears on February 15 and August 15, at a rate of 5.50% per year, commencing August 15, 2011. The 2016 Notes mature on August 15, 2016 unless converted earlier. The 2016 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at June 30, 2013 of 78.3699 and 78.5395 shares, respectively, of common stock per $1 principal amount of 2016 Notes, which is equivalent to a conversion price of approximately $12.73 per share of common stock, subject to adjustment in certain circumstances. The conversion price in effect at June 30, 2013 was last calculated on the anniversary of the issuance (February 14, 2012) and will next be adjusted on the next anniversary, unless the exercise price shall have changed by more than 1% before the anniversary. The conversion rate for the 2016 Notes is increased when monthly cash dividends paid to common shares exceed the monthly dividend rate of $0.101150 per share.

        On April 16, 2012, we issued $130,000 in aggregate principal amount of our 5.375% senior convertible notes due 2017 ("2017 Notes") for net proceeds following underwriting expenses of approximately $126,035. Interest on the 2017 Notes is paid semi-annually in arrears on October 15 and April 15, at a rate of 5.375% per year, commencing October 15, 2012. The 2017 Notes mature on October 15, 2017 unless converted earlier. The 2017 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at June 30, 2013 of 85.8442 and 86.1162 shares of common stock, respectively, per $1 principal amount of 2017 Notes, which is equivalent to a conversion price of approximately $11.61 per share of common stock, subject to adjustment in certain circumstances. The conversion price in effect at June 30, 2013 was last calculated on the anniversary of the issuance (April 16, 2012) and will next be adjusted on the next anniversary, unless the exercise price shall have changed by more than 1% before the anniversary. The conversion rate for the 2017 Notes is increased when monthly cash dividends paid to common shares exceed the monthly dividend rate of $0.10150 per share.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 5. Senior Convertible Notes (Continued)

        On August 14, 2012, we issued $200,000 in aggregate principal amount of our 5.75% senior convertible notes due 2018 ("2018 Notes") for net proceeds following underwriting expenses of approximately $193,600. Interest on the 2018 Notes is paid semi-annually in arrears on March 15 and September 15, at a rate of 5.75% per year, commencing March 15, 2013. The 2018 Notes mature on March 15, 2018 unless converted earlier. The 2018 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at June 30, 2013 of 82.3451 shares of common stock per $1 principal amount of 2018 Notes, which is equivalent to a conversion price of approximately $12.07 per share of common stock, subject to adjustment in certain circumstances. The conversion price has not been adjusted since the issuance (August 14, 2012) and will next be adjusted on the first anniversary, unless the exercise price shall have changed by more than 1% before the anniversary. The conversion rate for the 2018 Notes is increased when monthly cash dividends paid to common shares exceed the monthly dividend rate of $0.101600 per share.

        On December 21, 2012, we issued $200,000 in aggregate principal amount of 5.875% senior convertible notes due 2019 (the "2019 Notes") for net proceeds following underwriting and other expenses of approximately $193,600. Interest on the 2019 Notes is paid semi-annually in arrears on January 15 and July 15, at a rate of 5.875% per year, commencing July 15, 2013. The 2019 Notes mature on January 15, 2019 unless converted earlier. The 2019 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at June 30, 2013 of 79.7766 shares of common stock per $1 principal amount of 2019 Notes, which is equivalent to a conversion price of approximately $12.54 per share of common stock, subject to adjustment in certain circumstances. The conversion price has not been adjusted since the issuance (December 21, 2012) and will next be adjusted on the first anniversary, unless the exercise price shall have changed by more than 1% before the anniversary. The conversion rate for the 2019 Notes is increased when monthly cash dividends paid to common shares exceed the monthly dividend rate of $0.110025 per share.

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

        Upon conversion, unless a holder converts after a record date for an interest payment but prior to the corresponding interest payment date, the holder will receive a separate cash payment with respect

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 5. Senior Convertible Notes (Continued)

to the Notes surrendered for conversion representing accrued and unpaid interest to, but not including the conversion date. Any such payment will be made on the settlement date applicable to the relevant conversion on the 2015 Notes and 2016 Notes (collectively, "Senior Convertible Notes").

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

        In connection with the issuance of the Senior Convertible Notes, we incurred $27,032 of fees which are being amortized over the terms of the notes in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $20,254 remains to be amortized and is included within deferred financing costs on the consolidated statements of assets and liabilities as of June 30, 2013.

        During the years ended June 30, 2013, June 30, 2012 and June 30, 2011, we recorded $45,878, $22,197 and $9,090 of interest costs and amortization of financing costs on the Senior Convertible Notes as interest expense.

Note 6. Senior Unsecured Notes

        On May 1, 2012, we issued $100,000 in aggregate principal amount of 6.95% senior unsecured notes due 2022 for proceeds net of offering expenses of $97,000 (the "2022 Notes"). Interest on the 2022 Notes is paid quarterly in arrears on August 15, November 15, February 15 and May 15, at a rate of 6.95% per year, commencing on August 15, 2012. The 2022 Notes mature on November 15, 2022. These notes will be our direct unsecured obligations and rank equally with all of our unsecured senior indebtedness from time to time outstanding.

        On March 15, 2013, we issued $250,000 in aggregate principal amount of 5.875% senior unsecured notes due 2023 (the "2023 Notes") for net proceeds following underwriting and other expenses of approximately $245,885. Interest on the 2023 Notes is paid semi-annually. The 2023 Notes mature on March 15, 2023. These notes will be our direct unsecured obligations and rank equally with all of our unsecured senior indebtedness from time to time outstanding.

        In connection with the issuance of the 2022 Notes and 2023 Notes (collectively the "Senior Unsecured Notes"), we incurred $7,480 of fees which are being amortized over the term of the notes in

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 6. Senior Unsecured Notes (Continued)

accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $7,114 remains to be amortized and is included within deferred financing costs on the consolidated statements of assets and liabilities.

        During the years ended June 30, 2013 and June 30, 2012, we recorded $11,672 and $1,178 of interest costs and amortization of financing costs on the Senior Unsecured Notes as interest expense, respectively.

Note 7. Prospect Capital InterNotes®

        On February 16, 2012, we entered into a Selling Agent Agreement (the "Selling Agent Agreement") with Incapital LLC, as purchasing agent for our issuance and sale from time to time of up to $500,000 of Prospect Capital InterNotes® (the "InterNotes® Offering"), which was subsequently increased to $1,000,000. Additional agents appointed by us from time to time in connection with the InterNotes Offering may become parties to the Selling Agent Agreement.

        These notes are direct unsecured senior obligations and will rank equally with all of our unsecured senior indebtedness outstanding. Each series of notes will be issued by a separate trust. These notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.

        During the year ended June 30, 2013, we issued $343,139 in aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of approximately $334,243. These notes were issued with stated interest rates ranging from 3.28% to 6.63% with a weighted average rate of 5.59%. These notes mature between July 15, 2019 and June 15, 2043.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 7. Prospect Capital InterNotes® (Continued)

        The bonds outstanding as of June 30, 2013 are:

Date of Issuance	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date
March 1, 2012 - March 8, 2012	$5,465	6.90% - 7.00%	6.97%	March 15, 2022
April 5, 2012 - April 26, 2012	8,516	6.50% - 6.85%	6.72%	April 15, 2022
June 14, 2012	2,657	6.95%	6.95%	June 15, 2022
June 28, 2012	4,000	6.55%	6.55%	June 15, 2019
July 6, 2012 - July 26, 2012	20,928	6.20% - 6.45%	6.31%	July 15, 2019
August 2, 2012 - August 23, 2012	17,545	6.05% - 6.15%	6.09%	August 15, 2019
September 7, 2012 - September 27, 2012	29,406	5.85% - 6.00%	5.92%	September 15, 2019
October 4, 2012	7,172	5.70%	5.70%	October 19, 2019
November 23, 2012 - November 29, 2012	13,754	5.00% - 5.13%	5.09%	November 15, 2019
November 29, 2012	1,979	5.75%	5.75%	November 15, 2032
November 23, 2012 - November 29, 2012	16,437	6.50% - 6.63%	6.58%	November 15, 2042
December 6, 2012 - December 28, 2012	9,339	4.50% - 4.86%	4.73%	December 15, 2019
December 6, 2012	1,127	5.63%	5.63%	December 15, 2032
December 13, 2012 - December 28, 2012	3,702	5.00% - 5.13%	5.11%	December 15, 2030
December 6, 2012 - December 28, 2012	22,966	6.00% - 6.38%	6.21%	December 15, 2042
January 4, 2013 - January 31, 2013	4,427	4.00% - 4.375%	4.15%	January 15, 2020
January 4, 2013 - January 31, 2013	2,388	4.50% - 4.875%	4.74%	January 15, 2031
January 4, 2013 - January 31, 2013	9,338	5.50% - 5.875%	5.63%	January 15, 2043
February 4, 2013 - February 28, 2013	2,619	4.00%	4.00%	February 15, 2031
February 4, 2013 - February 28, 2013	664	4.50%	4.50%	February 15, 2031
February 4, 2013 - February 28, 2013	4,623	5.50%	5.50%	February 15, 2043
March 4, 2013 - March 28, 2013	3,832	4.00%	4.00%	March 15, 2020
March 4, 2013 - March 28, 2013	984	4.125% - 4.50%	4.24%	March 15, 2031
March 4, 2013 - March 28, 2013	4,308	5.50%	5.50%	March 15, 2043
March 14, 2013 - March 28, 2013	1,225	L+3.00%	3.27%	March 15, 2023
April 4, 2013 - April 25, 2013	29,528	4.50% - 5.00%	4.96%	April 15, 2020
April 4, 2013 - April 25, 2013	264	L+3.50%	3.78%	April 15, 2023
April 4, 2013 - April 25, 2013	5,164	4.63% - 5.50%	5.34%	April 15, 2031
April 4, 2013 - April 25, 2013	12,280	6.00%	6.00%	April 15, 2043
May 2, 2013 - May 31, 2013	42,482	5.00%	5.00%	May 15, 2020
May 2, 2013 - May 31, 2013	10,000	5.00%	5.00%	May 15, 2028
May 2, 2013 - May 31, 2013	7,548	5.75%	5.75%	May 15, 2031
May 2, 2013 - May 31, 2013	33,641	6.25%	6.25%	May 15, 2043
June 6, 2013 - June 27, 2013	9,905	5.00% - 5.25%	5.04%	June 15, 2020
June 6, 2013 - June 27, 2013	5,000	5.00%	5.00%	June 15, 2028
June 6, 2013 - June 27, 2013	1,707	5.75% - 6.00%	5.85%	June 15, 2031
June 6, 2013 - June 27, 2013	6,857	6.25% - 6.50%	6.31%	June 15, 2043

	$363,777

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 7. Prospect Capital InterNotes® (Continued)

        In connection with the issuance of the Prospect Capital InterNotes®, we incurred $10,598 of fees which are being amortized over the term of the notes in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $10,248 remains to be amortized and is included within deferred financing costs on the consolidated statements of assets and liabilities.

        During the years ended June 30, 2013 and June 30, 2012, we recorded $9,707 and $276 of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense, respectively.

Note 8. Financial Instruments Disclosed, But Not Carried, At Fair Value

        The fair values of our financial liabilities disclosed, but not carried, at fair value as of June 30, 2013 disaggregated into the three levels of the ASC 820 valuation hierarchy are as follows:

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Credit facility payable(1)	$—	$124,000	$—	$124,000
Senior convertible notes(2)	—	886,210	—	886,210
Senior unsecured notes(2)	101,800	242,013	—	343,813
Prospect Capital InterNotes®(3)	—	336,055	—	336,055

Total	$101,800	$1,588,278	$—	$1,690,078

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 9. Equity Offerings, Offering Expenses, and Distributions

        We issued 106,752,517 and 30,970,696 shares of our common stock during the years ended June 30, 2013 and June 30, 2012, respectively. The proceeds raised, the related underwriting fees, the offering expenses and the prices at which these shares were issued are as follows:

Issuances of Common Stock	Number of Shares Issued	Gross Proceeds Raised	Underwriting Fees	Offering Expenses	Average Offering Price
During the year ended June 30, 2013:
July 2, 2012 - July 12, 2012(1)	2,247,275	$26,040	$260	$—	$11.59
July 16, 2012	21,000,000	$234,150	$2,100	$300	$11.15
July 27, 2012	3,150,000	$35,123	$315	$—	$11.15
September 13, 2012 - October 9, 2012(2)	8,010,357	$94,610	$946	$638	$11.81
November 7, 2012	35,000,000	$388,500	$4,550	$814	$11.10
December 13, 2012(3)	467,928	$5,021	$—	$—	$10.73
December 28, 2012(3)	897,906	$9,581	$—	$—	$10.67
December 31, 2012(3)	4,141,547	$44,650	$—	$—	$10.78
January 7, 2013 - February 5, 2013(4)	10,248,051	$115,315	$1,153	$—	$11.25
February 14, 2013 - May 3, 2013(5)	17,230,253	$191,897	$1,788	$—	$11.14
May 14, 2013 - May 31, 2013(6)	4,359,200	$47,532	$399	$245	$10.90
During the year ended June 30, 2012:
June 12, 2012 - June 29, 2012(1)	2,952,489	$33,130	$331	$184	$11.220
June 15, 2012(7)	14,518,207	$160,571	$—	$—	$11.060
February 28, 2012	12,000,000	$131,400	$1,560	$360	$10.950
July 18, 2011	1,500,000	$15,225	$165	$165	$10.150

(1)
On June 1, 2012, we established an at-the-market program through which we may sell, from time to time and at our sole discretion 9,500,000 shares of our common stock. Through this program we issued 5,199,764 shares of our common stock at an average price of $11.38 per share, raising $59,170 of gross proceeds, from June 12, 2012 through July 12, 2012.

(2)
On September 10, 2012, we established an at-the-market program through which we may sell, from time to time and at our sole discretion 9,750,000 shares of our common stock. Through this program we issued 8,010,357 shares of our common stock at an average price of $11.81 per share, raising $94,610 of gross proceeds, from September 13, 2012 through October 9, 2012.

(3)
On December 13, 2012, December 28, 2012 and December 31, 2012, we issued 467,928, 897,906 and 4,141,547 shares of our common stock, respectively, in conjunction with investments in controlled portfolio companies.

(4)
On December 21, 2012, we established an at-the-market program through which we may sell, from time to time and at our sole discretion 17,500,000 shares of our common stock. Through this program we issued 10,248,051 shares of our common stock at an average price of $11.25 per share, raising $115,315 of gross proceeds.

(5)
On February 11, 2013, we established an at-the-market program through which we may sell, from time to time and at our sole discretion 45,000,000 shares of our common stock. Through this

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 9. Equity Offerings, Offering Expenses, and Distributions (Continued)

  program we issued 17,230,253 shares of our common stock at an average price of $11.14 per share, raising $191,897 of gross proceeds.

(5)
On May 8, 2013, we established an at-the-market program through which we may sell, from time to time and at our sole discretion 45,000,000 shares of our common stock. Through this program we issued 4,539,200 shares of our common stock at an average price of $10.90 per share, raising $47,532 of gross proceeds.

(7)
On June 15, 2012, we completed the acquisition of the businesses of First Tower. We acquired 80.1% of First Tower's businesses for $110,200 in cash and 14,518,207 unregistered shares of our common stock.

        Our shareholders' equity accounts at June 30, 2013 and June 30, 2012 reflect cumulative shares issued as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters and our dividend reinvestment plan. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.

        On August 24, 2011, our Board of Directors approved a share repurchase plan under which we may repurchase up to $100,000 of our common stock at prices below our net asset value. We have not made any purchases of our common stock during the period from August 24, 2011 to June 30, 2013 pursuant to this plan. Prior to any repurchase we are required to notify shareholders of our intention to purchase our common stock. This notice lasts for six months after notice is given. The last notice was more than six months ago, therefore notice would be necessary before such repurchase could be effected.

        On October 29, 2012, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, as of June 30, 2013 we can issue up to $1,743,217 of additional debt and equity securities in the public market.

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 9. Equity Offerings, Offering Expenses, and Distributions (Continued)

        On June 17, 2013, we announced the declaration of monthly dividends in the following amounts and with the following dates:

  •
  $0.110225 per share for September 2013 to holders of record on September 30, 2013 with a payment date of October 24, 2013;

  •
  $0.110250 per share for October 2013 to holders of record on October 31, 2013 with a payment date of November 21, 2013;

  •
  $0.110275 per share for November 2013 to holders of record on November 29, 2013 with a payment date of December 19, 2013; and

  •
  $0.110300 per share for December 2013 to holders of record on December 31, 2013 with a payment date of January 23, 2014.

        During the years ended June 30, 2013 and June 30, 2012, we issued 1,450,578 and 1,056,484 shares, respectively, of our common stock in connection with the dividend reinvestment plan.

        At June 30 2013, we have reserved 70,246,258 shares of our common stock for issuance upon conversion of the Senior Convertible Notes (See Note 5).

Note 10. Other Investment Income

        Other investment income consists of structuring fees, overriding royalty interests, revenue receipts related to net profit interests, deal deposits, administrative agent fee, and other miscellaneous and sundry cash receipts. Income from such sources was $58,176, $36,493 and $19,930 for the years ended June 30, 2013, June 30, 2012 and June 30, 2011, respectively.

	For The Year Ended
Income Source	June 30, 2013	June 30, 2012	June 30, 2011
Structuring, advisory and amendment fees (Note 3)	$53,708	$35,976	$19,589
Overriding royalty interests	4,122	224	154
Administrative agent fee	346	293	187

Other Investment Income	$58,176	$36,493	$19,930

Note 11. Net Increase in Net Assets per Common Share

        The following information sets forth the computation of net increase in net assets resulting from operations per common share for the years ended June 30, 2013, 2012 and 2011, respectively.

	For The Year Ended
	June 30, 2013	June 30, 2012	June 30, 2011
Net increase in net assets resulting from operations	$220,856	$190,904	$118,238
Weighted average common shares outstanding	207,069,971	114,394,554	85,978,757

Net increase in net assets resulting from operations per common share	$1.07	$1.67	$1.38

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 12. Related Party Agreements and Transactions

Investment Advisory Agreement

        We have entered into an investment advisory and management agreement with Prospect Capital Management (the "Investment Advisory Agreement") under which the Investment Adviser, subject to the overall supervision of our Board of Directors, manages the day-to-day operations of, and provides investment advisory services to, us. Under the terms of the Investment Advisory Agreement, the Investment Adviser: (i) determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes, (ii) identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); and (iii) closes and monitors investments we make.

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

        The total base management fees earned by and paid to Prospect Capital Management for the years ended June 30, 2013, June 30, 2012 and June 30, 2011 were $69,800, $35,836 and $22,496, respectively.

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

        Income incentive fees totaling $81,231, $46,671 and $23,555 were earned for the years ended June 30, 2013, June 30, 2012 and June 30, 2011, respectively. No capital gains incentive fees were earned for years ended June 30, 2013, June 30, 2012 and June 30, 2011, respectively.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 12. Related Party Agreements and Transactions (Continued)

Administration Agreement

        We have also entered into an Administration Agreement with Prospect Administration, LLC ("Prospect Administration") under which Prospect Administration, among other things, provides (or arranges for the provision of) administrative services and facilities for us. For providing these services, we reimburse Prospect Administration for our allocable portion of overhead incurred by Prospect Administration in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of our chief financial officer and chief compliance officer and his staff. For the years ended June 30, 2013, 2012 and 2011, the reimbursement was approximately $8,737, $6,848 and $4,979, respectively. Under this agreement, Prospect Administration furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Prospect Administration also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Prospect Administration assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, Prospect Administration also provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days' written notice to the other party. Prospect Administration is a wholly owned subsidiary of the Investment Adviser.

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

Managerial Assistance

        As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. As of June 30, 2013 and June 30, 2012, $1,291 and $165 of managerial assistance fees remain on the consolidated statements of assets and liabilities as a payable to the Administrator for reimbursement of its cost in providing such assistance.

Note 13. Litigation

        From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of these matters as they arise

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 13. Litigation (Continued)

will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any such material litigation as of the date of this report.

Note 14. Financial Highlights

	Year Ended June 30, 2013	Year Ended June 30, 2012	Year Ended June 30, 2011	Year Ended June 30, 2010	Year Ended June 30, 2009
Per Share Data(1):
Net asset value at beginning of period	$10.83	$10.36	$10.30	$12.40	$14.55
Net investment income	1.57	1.63	1.10	1.13	1.87
Realized (loss) gain	(0.13)	0.32	0.19	(0.87)	(1.24)
Net unrealized (depreciation) appreciation	(0.37)	(0.28)	0.09	0.07	0.48
Net increase (decrease) in net assets as a result of public offering	0.13	0.04	(0.08)	(0.85)	(2.11)
Net increase in net assets as a result of shares issued for Patriot acquisition	—	—	—	0.12	—
Dividends to shareholders	(1.31)	(1.24)	(1.24)	(1.70)	(1.15)

Net asset value at end of period	$10.72	$10.83	$10.36	$10.30	$12.40

Per share market value at end of period	$10.80	$11.39	$10.11	$9.65	$9.20
Total return based on market value(2)	6.24%	27.21%	17.22%	17.66%	(18.60)%
Total return based on net asset value(2)	10.91%	18.03%	12.54%	(6.82)%	(0.61)%
Shares outstanding at end of period	247,836,965	139,633,870	107,606,690	69,086,862	42,943,084
Average weighted shares outstanding for period	207,069,971	114,394,554	85,978,757	59,429,222	31,559,905
Ratio / Supplemental Data:
Net assets at end of period (in thousands)	$2,656,494	$1,511,974	$1,114,357	$711,424	$532,596
Portfolio turnover rate	29.24%	29.06%	27.63%	21.61%	4.99%
Annualized ratio of operating expenses to average net assets	11.50%	10.73%	8.47%	7.54%	9.03%
Annualized ratio of net investment income to average net assets	14.86%	14.92%	10.60%	10.69%	13.14%

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 15. Selected Quarterly Financial Data (Unaudited)

	Investment Income		Net Investment Income		Net Realized and Unrealized Gains (Losses)		Net Increase (Decrease) in Net Assets from Operations
Quarter Ended	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)
September 30, 2010	35,212	0.47	20,995	0.28	4,585	0.06	25,580	0.34
December 31, 2010	33,300	0.40	19,080	0.23	12,861	0.16	31,940	0.38
March 31, 2011	44,573	0.51	23,956	0.27	9,803	0.11	33,759	0.38
June 30, 2011	56,391	0.58	30,190	0.31	(3,232)	(0.03)	26,959	0.28
September 30, 2011	55,342	0.51	27,877	0.26	12,023	0.11	39,900	0.37
December 31, 2011	67,263	0.61	36,508	0.33	27,984	0.26	64,492	0.59
March 31, 2012	95,623	0.84	58,072	0.51	(7,863)	(0.07)	50,209	0.44
June 30, 2012	102,682	0.82	64,227	0.52	(27,924)	(0.22)	36,303	0.29
September 30, 2012	123,636	0.76	74,027	0.46	(26,778)	(0.17)	47,249	0.29
December 31, 2012	166,035	0.85	99,216	0.51	(52,727)	(0.27)	46,489	0.24
March 31, 2013	120,195	0.53	59,585	0.26	(15,156)	(0.07)	44,429	0.20
June 30, 2013	166,470	0.68	92,096	0.38	(9,407)	(0.04)	82,689	0.34

(1)
Per share amounts are calculated using weighted average shares during period.

(2)
As adjusted for increase in earnings from Patriot.

Note 16. Subsequent Events

        During the period from July 1, 2013 to August 21, 2013, we issued $58,607 in aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $57,344. In addition, we sold $7,682 in aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $7,513 with expected closing on August 22, 2013.

        During the period from July 1, 2013 to August 21, 2013, we sold 9,818,907 shares of our common stock at an average price of $10.97 per share, and raised $107,725 of gross proceeds, under the ATM Program. Net proceeds were $106,822 after commissions to the broker-dealer on shares sold and offering costs.

        On July 1, 2013, Pre-Paid Legal Services, Inc. repaid the $5,000 loan receivable to us.

        On July 9, 2013, Southern Management Corporation repaid the $17,565 loan receivable to us.

        On July 12, 2013, we provided $11,000 of secured second lien financing to Water PIK, Inc., a leader in developing innovative personal and oral healthcare products.

        On July 23, 2013, we made a $2,000 investment in Carolina Beverage Group, LLC ("Carolina Beverage"), a contract beverage manufacturer.

        On July 24, 2013, we sold our $2,000 investment in Carolina Beverage and realized a gain of $45 on this investment.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 16. Subsequent Events (Continued)

        On July 26, 2013, we made a $2,000 follow-on senior secured debt investment in Spartan Energy Services, LLC, a leading provider of thru tubing and flow control services to oil and gas companies.

        On July 26, 2013, we made a $20,000 follow-on secured second lien investment in Royal Adhesives & Sealants, LLC ("Royal"), a leading producer of proprietary, high-performance adhesives and sealants.

        On July 31, 2013, we made a $5,100 follow-on investment in Coverall North America, Inc., a leading franchiser of commercial cleaning businesses.

        On July 31, 2013, Royal repaid the $28,364 subordinated unsecured loan receivable to us.

        On July 31, 2013, Cargo Airport Services USA, LLC repaid the $43,399 loan receivable to us.

        On August 1, 2013, Medical Security Card Company, LLC repaid the $13,214 loan receivable to us.

        On August 2, 2013, we made an investment of $44,100 to purchase 90% of the subordinated notes in CIFC Funding 2013-III, Ltd.

        On August 2, 2013, we funded a recapitalization of CP Energy Services, Inc. ("CP Energy") with $81,273 of debt and $12,741 of equity financing. Through the recapitalization, we acquired a controlling interest in CP Energy for $73,009 in cash and 1,918,342 unregistered shares of our common stock. After the financing, we received repayment of the $18,991 loan previously outstanding.

        On August 12, 2013, we provided $80,000 in senior secured loans and a senior secured revolving loan facility, of which $70,000 was funded at closing, for the recapitalization of Matrixx Initiatives, Inc., owner of Zicam, a leading developer and marketer of OTC cold remedy products under the Zicam brand.

        On August 14, 2013, we announced the revised conversion rate on the 2018 Notes of 82.8631 shares of common stock per $1 principal amount of 2018 Notes, which is equivalent to a conversion price of approximately $12.07.

        On August 15, 2013, we announced an increase of $15,000 to our commitments to our credit facility. The commitments to the credit facility now stand at $567,500.

        On August 15, 2013, we made a $14,000 follow-on investment in Totes Isotoner Corporation, a leading designer, distributer and retailer of high quality, branded functional accessories.

        On August 21, 2013, we announced the declaration of monthly dividends in the following amounts and with the following dates:

  •
  $0.110325 per share for January 2014 to holders of record on January 31, 2014 with a payment date of February 20, 2014;

  •
  $0.110350 per share for February 2014 to holders of record on February 28, 2014 with a payment date of March 20, 2014; and

  •
  $0.110375 per share for March 2014 to holders of record on March 31, 2014 with a payment date of April 17, 2014.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        As of June 30, 2013, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Report of Management on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2013. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

        Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of June 30, 2013 based upon criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, management determined that the Company's internal control over financial reporting was effective as of June 30, 2012 based on the criteria on Internal Control—Integrated Framework issued by COSO. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

        Our management's assessment of the effectiveness of our internal control over financial reporting as of June 30, 2013 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Prospect Capital Corporation
New York, New York

        We have audited Prospect Capital Corporation's internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Prospect Capital Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Item 9A, Report of Management on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Prospect Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of assets and liabilities of Prospect Capital Corporation as of June 30, 2013 and 2012, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended June 30, 2013, and the financial highlights for each of the five years in the period ended June 30, 2013, and our report dated August 21, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
New York, New York
August 21, 2013

Item 9B.    Other Information

        None.

PART III

        We will file a definitive Proxy Statement for our 2013 Annual Meeting of Stockholders, or the 2013 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2013 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.    Directors, Executive Officers and Corporate Governance.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of the Company's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). To the Company's knowledge, during the fiscal year ended June 30, 2013, the Company's officers, directors and greater than 10% stockholders had complied with all Section 16(a) filing requirements.

        The information required by Item 10 is hereby incorporated by reference from our 2013 Proxy Statement.

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

Item 11.    Executive Compensation.

        The information required by Item 11 is hereby incorporated by reference from our 2013 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by Item 12 is hereby incorporated by reference from our 2013 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by Item 13 is hereby incorporated by reference from our 2013 Proxy Statement.

Item 14.    Principal Accounting Fees and Services.

        The information required by Item 14 is hereby incorporated by reference from our 2013 Proxy Statement.

 PART IV

Item 15    Exhibits, Financial Statement Schedules

        The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

3.1	Articles of Amendment and Restatement(1)
3.2	Amended and Restated Bylaws(2)
4.1	Form of Share Certificate(3)
10.1	Investment Advisory Agreement between the Registrant and Prospect Capital Management LLC(3)
10.2	Administration Agreement between the Registrant and Prospect Administration LLC(3)
10.3	Dividend Reinvestment Plan(3)
10.4	License Agreement between the Registrant and Prospect Capital Management LLC(3)
10.5	Transfer Agency and Service Agreement(4)
10.6
Master Purchase and Sale and Contribution Agreement, dated as of March 19, 2012, by and among the Registrant, First Tower Corp., certain other entities related to the Registrant and certain shareholders of First Tower Corp.(5)
10.7
Fourth Amended and Restated Loan and Servicing Agreement, dated March 27, 2012, among Prospect Capital Funding LLC, the Registrant, the lenders from time to time party thereto, the managing agents from time to time party thereto, Key Equipment Finance Inc. and Royal Bank of Canada as Syndication Agents, U.S. Bank National Association as Calculation Agent, Paying Agent and Documentation Agent, Key Equipment Finance Inc. as Facility Agent, and Key Equipment Finance Inc. as Structuring Agent, Sole Lead Arranger and Sole Bookrunner(6)
10.8	Indenture dated as of December 21, 2010 relating to the 6.25% Senior Convertible Notes, by and between the Registrant and American Stock Transfer & Trust Company, as Trustee(7)
10.9	Form of 6.25% Senior Convertible Note due 2015(8)
10.10	Indenture dated as of February 18, 2011 relating to the 5.50% Senior Convertible Notes, by and between the Registrant and American Stock Transfer & Trust Company, as Trustee(9)
10.11	Form of 5.50% Senior Convertible Note due 2016(10)
10.12	Indenture dated as of February 16, 2012, by and between the Registrant and American Stock Transfer & Trust Company, LLC, as Trustee(11)
10.13	First Supplemental Indenture dated as of March 1, 2012, to the Indenture dated as of February 16, 2012, by and between the Registrant and American Stock Transfer & Trust Company, LLC, as Trustee(11)
10.14	Form of 7.00% Prospect Capital InterNote® due 2022 (included as part of Exhibit 10.13)(11)
10.15	Second Supplemental Indenture dated as of March 8, 2012, to the Indenture dated as of February 16, 2012, by and between the Registrant and American Stock Transfer & Trust Company, LLC, as Trustee(12)
10.16	Form of 6.900% Prospect Capital InterNote® due 2022 (included as part of Exhibit 10.15)(12)

10.17	Joinder Supplemental Indenture dated as of March 8, 2012, to the Indenture dated as of February 16, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Original Trustee, and U.S. Bank National Association, as Series Trustee(12)
10.18
Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee(13)
10.19
Third Supplemental Indenture dated as of April 5, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(14)
10.20	Form of 6.850% Prospect Capital InterNote® due 2022 (included as part of Exhibit 10.19)(14)
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
10.22	Form of 6.700% Prospect Capital InterNote® due 2022 (included as part of Exhibit 10.21)(15)
10.23	Indenture dated as of April 16, 2012 relating to the 5.375% Senior Convertible Notes, by and between the Registrant and American Stock Transfer & Trust Company, as Trustee(16)
10.24	Form of 5.375% Senior Convertible Note due 2017(17)
10.25
Fifth Supplemental Indenture dated as of April 26, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(18)
10.26	Form of 6.500% Prospect Capital InterNote® due 2022 (included as part of Exhibit 10.25)(18)
10.27
Supplemental Indenture dated as of May 1, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(19)
10.28	Form of Global Note 6.95% Senior Note due 2022(20)
10.29
Sixth Supplemental Indenture dated as of June 14, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(21)
10.30	Form of 6.950% Prospect Capital InterNote® due 2022 (included as part of Exhibit 10.29)(21)

10.31	Seventh Supplemental Indenture dated as of June 28, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(22)
10.32	Form of 6.550% Prospect Capital InterNote® due 2019 (included as part of Exhibit 10.31)(22)
10.33
Eighth Supplemental Indenture dated as of July 6, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(23)
10.34	Form of 6.450% Prospect Capital InterNote® due 2019 (included as part of Exhibit 10.33)(23)
10.35
Ninth Supplemental Indenture dated as of July 12, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(24)
10.36	Form of 6.350% Prospect Capital InterNote® due 2019 (included as part of Exhibit 10.35)(24)
10.37
Tenth Supplemental Indenture dated as of July 19, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(25)
10.38	Form of 6.300% Prospect Capital InterNote® due 2019 (included as part of Exhibit 10.37)(25)
10.39
Eleventh Supplemental Indenture dated as of July 26, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(26)
10.40	Form of 6.200% Prospect Capital InterNote® due 2019 (included as part of Exhibit 10.39)(26)
10.41
Twelfth Supplemental Indenture dated as of August 2, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(27)
10.42	Form of 6.150% Prospect Capital InterNote® due 2019 (included as part of Exhibit 10.41)(27)

10.43	Thirteenth Supplemental Indenture dated as of August 9, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(28)
10.44	Form of 6.150% Prospect Capital InterNote® due 2019 (included as part of Exhibit 10.43)(28)
10.45	Indenture dated as of August 14, 2012 relating to the 5.75% Senior Convertible Notes, by and between the Registrant and American Stock Transfer & Trust Company, as Trustee(29)
10.46	Form of 5.75% Senior Convertible Note due 2018(30)
10.47
Fourteenth Supplemental Indenture dated as of August 16, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(31)
10.48	Form of 6.100% Prospect Capital InterNote® due 2019 (included as part of Exhibit 10.47)(31)
10.49
Fifteenth Supplemental Indenture dated as of August 23, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(32)
10.50	Form of 6.050% Prospect Capital InterNote® due 2019 (included as part of Exhibit 10.49)(32)
10.51
Sixteenth Supplemental Indenture dated as of September 7, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(33)
10.52	Form of 6.000% Prospect Capital InterNote® due 2019 (included as part of Exhibit 10.51)(33)
10.53
Seventeenth Supplemental Indenture dated as of September 13, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(34)
10.54	Form of 5.950% Prospect Capital InterNote® due 2019 (included as part of Exhibit 10.53)(34)
10.55
Eighteenth Supplemental Indenture dated as of September 20, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(35)

10.56	Form of 5.900% Prospect Capital InterNote® due 2019 (included as part of Exhibit 10.55)(35)
10.57
Nineteenth Supplemental Indenture dated as of September 27, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(36)
10.58	Form of 5.850% Prospect Capital InterNote® due 2019 (included as part of Exhibit 10.57)(36)
10.59
Twentieth Supplemental Indenture dated as of October 4, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(37)
10.60	Form of 5.700% Prospect Capital InterNote® due 2019 (included as part of Exhibit 10.59)(37)
10.61
Twenty-First Supplemental Indenture dated as of November 23, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(38)
10.62	Form of 5.125% Prospect Capital InterNote® due 2019 (included as part of Exhibit 10.61)(38)
10.63
Twenty-Second Supplemental Indenture dated as of November 23, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(38)
10.64	Form of 6.625% Prospect Capital InterNote® due 2042 (included as part of Exhibit 10.63)(38)
10.65
Twenty-Third Supplemental Indenture dated as of November 29, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(39)
10.66	Form of 5.000% Prospect Capital InterNote® due 2019 (included as part of Exhibit 10.65)(39)
10.67
Twenty-Fourth Supplemental Indenture dated as of November 29, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(39)
10.68	Form of 5.750% Prospect Capital InterNote® due 2032 (included as part of Exhibit 10.67)(39)

10.69	Twenty-Fifth Supplemental Indenture dated as of November 29, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(39)
10.70	Form of 6.500% Prospect Capital InterNote® due 2042 (included as part of Exhibit 10.69)(39)
10.71
Twenty-Sixth Supplemental Indenture dated as of December 6, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(40)
10.72	Form of 4.875% Prospect Capital InterNote® due 2019 (included as part of Exhibit 10.71)(40)
10.73
Twenty-Seventh Supplemental Indenture dated as of December 6, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(40)
10.74	Form of 5.625% Prospect Capital InterNote® due 2032 (included as part of Exhibit 10.73)(40)
10.75
Twenty-Eighth Supplemental Indenture dated as of December 6, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(40)
10.76	Form of 6.375% Prospect Capital InterNote® due 2042 (included as part of Exhibit 10.75)(40)
10.77
Twenty-Ninth Supplemental Indenture dated as of December 13, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(41)
10.78	Form of 4.750% Prospect Capital InterNote® due 2019 (included as part of Exhibit 10.77)(41)
10.79
Thirtieth Supplemental Indenture dated as of December 13, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(41)
10.80	Form of 5.250% Prospect Capital InterNote® due 2030 (included as part of Exhibit 10.79)(41)

10.81	Thirty-First Supplemental Indenture dated as of December 13, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(41)
10.82	Form of 6.250% Prospect Capital InterNote® due 2042 (included as part of Exhibit 10.81)(41)
10.83
Thirty-Second Supplemental Indenture dated as of December 20, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(42)
10.84	Form of 4.625% Prospect Capital InterNote® due 2019 (included as part of Exhibit 10.83)(42)
10.85
Thirty-Third Supplemental Indenture dated as of December 20, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(42)
10.86	Form of 5.125% Prospect Capital InterNote® due 2030 (included as part of Exhibit 10.85)(42)
10.87
Thirty-Fourth Supplemental Indenture dated as of December 20, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(42)
10.88	Form of 6.125% Prospect Capital InterNote® due 2042 (included as part of Exhibit 10.87)(42)
10.89	Indenture dated as of December 21, 2012, by and between the Registrant and American Stock Transfer & Trust Company, as Trustee(43)
10.90	Form of Global Note 5.875% Convertible Senior Note Due 2019(44)
10.91
Thirty-Fifth Supplemental Indenture dated as of December 28, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(45)
10.92	Form of 4.500% Prospect Capital InterNote® due 2019 (included as part of Exhibit 10.91)(45)
10.93
Thirty-Sixth Supplemental Indenture dated as of December 28, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(45)

10.94	Form of 5.000% Prospect Capital InterNote® due 2030 (included as part of Exhibit 10.93)(45)
10.95
Thirty-Seventh Supplemental Indenture dated as of December 28, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(45)
10.96	Form of 6.000% Prospect Capital InterNote® due 2042 (included as part of Exhibit 10.95)(45)
10.97
Thirty-Eighth Supplemental Indenture dated as of January 4, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(46)
10.98	Form of 4.375% Prospect Capital InterNote® due 2020 (included as part of Exhibit 10.97)(46)
10.99
Thirty-Ninth Supplemental Indenture dated as of January 4, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(46)
10.100	Form of 4.875% Prospect Capital InterNote® due 2031 (included as part of Exhibit 10.99)(46)
10.101
Fortieth Supplemental Indenture dated as of January 4, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(46)
10.102	Form of 5.875% Prospect Capital InterNote® due 2043 (included as part of Exhibit 10.101)(46)
10.103
Forty-First Supplemental Indenture dated as of January 10, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(47)
10.104	Form of 4.250% Prospect Capital InterNote® due 2020 (included as part of Exhibit 10.103)(47)
10.105
Forty-Second Supplemental Indenture dated as of January 10, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(47)

10.106	Form of 4.750% Prospect Capital InterNote® due 2031 (included as part of Exhibit 10.105)(47)
10.107
Forty-Third Supplemental Indenture dated as of January 10, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(47)
10.108	Form of 5.750% Prospect Capital InterNote® due 2043 (included as part of Exhibit 10.107)(47)
10.109
Forty-Fourth Supplemental Indenture dated as of January 17, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(48)
10.110	Form of 4.125% Prospect Capital InterNote® due 2020 (included as part of Exhibit 10.109)(48)
10.111
Forty-Fifth Supplemental Indenture dated as of January 17, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(48)
10.112	Form of 4.625% Prospect Capital InterNote® due 2031 (included as part of Exhibit 10.111)(48)
10.113
Forty-Sixth Supplemental Indenture dated as of January 17, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(48)
10.114	Form of 5.625% Prospect Capital InterNote® due 2043 (included as part of Exhibit 10.113)(48)
10.115	Custody Agreement, dated as of January 23, 2013 by and between the Registrant and U.S. Bank National Association(60)
10.116
Forty-Seventh Supplemental Indenture dated as of January 25, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(49)
10.117	Form of 4.000% Prospect Capital InterNote® due 2020 (included as part of Exhibit 10.116)(49)

10.118	Forty-Eighth Supplemental Indenture dated as of January 25, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(49)
10.119	Form of 4.500% Prospect Capital InterNote® due 2031 (included as part of Exhibit 10.118)(49)
10.120
Forty-Ninth Supplemental Indenture dated as of January 25, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(49)
10.121	Form of 5.500% Prospect Capital InterNote® due 2043 (included as part of Exhibit 10.120)(49)
10.122
Fiftieth Supplemental Indenture dated as of January 31, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(50)
10.123	Form of 4.000% Prospect Capital InterNote® due 2020 (included as part of Exhibit 10.122)(50)
10.124
Fifty-First Supplemental Indenture dated as of January 31, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(50)
10.125	Form of 4.500% Prospect Capital InterNote® due 2031 (included as part of Exhibit 10.124)(50)
10.126
Fifty-Second Supplemental Indenture dated as of January 31, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(50)
10.127	Form of 5.500% Prospect Capital InterNote® due 2043 (included as part of Exhibit 10.126)(50)
10.128
Fifty-Third Supplemental Indenture dated as of February 7, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(51)

10.129	Form of 4.000% Prospect Capital InterNote® due 2020 (included as part of Exhibit 10.128)(51)
10.130
Fifty-Fourth Supplemental Indenture dated as of February 7, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(51)
10.131	Form of 4.500% Prospect Capital InterNote® due 2031 (included as part of Exhibit 10.130)(51)
10.132
Fifty-Fifth Supplemental Indenture dated as of February 7, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(51)
10.133	Form of 5.500% Prospect Capital InterNote® due 2043 (included as part of Exhibit 10.132)(51)
10.134
Fifty-Sixth Supplemental Indenture dated as of February 22, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(52)
10.135	Form of 4.000% Prospect Capital InterNote® due 2020 (included as part of Exhibit 10.134)(52)
10.136
Fifty-Seventh Supplemental Indenture dated as of February 22, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(52)
10.137	Form of 4.500% Prospect Capital InterNote® due 2031 (included as part of Exhibit 10.136)(52)
10.138
Fifty-Eighth Supplemental Indenture dated as of February 22, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(52)
10.139	Form of 5.500% Prospect Capital InterNote® due 2043 (included as part of Exhibit 10.138)(52)

10.140	Fifty-Ninth Supplemental Indenture dated as of February 28, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(53)
10.141	Form of 4.000% Prospect Capital InterNote® due 2020 (included as part of Exhibit 10.140)(53)
10.142
Sixtieth Supplemental Indenture dated as of February 28, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(53)
10.143	Form of 4.500% Prospect Capital InterNote® due 2031 (included as part of Exhibit 10.142)(53)
10.144
Sixty-First Supplemental Indenture dated as of February 28, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(53)
10.145	Form of 5.500% Prospect Capital InterNote® due 2043 (included as part of Exhibit 10.144)(53)
10.146
Sixty-Second Supplemental Indenture dated as of March 7, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(54)
10.147	Form of 4.000% Prospect Capital InterNote® due 2020 (included as part of Exhibit 10.146)(54)
10.148
Sixty-Third Supplemental Indenture dated as of March 7, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(54)
10.149	Form of 4.500% Prospect Capital InterNote® due 2031 (included as part of Exhibit 10.148)(54)
10.150
Sixty-Fourth Supplemental Indenture dated as of March 7, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(54)

10.151	Form of 5.500% Prospect Capital InterNote® due 2043 (included as part of Exhibit 10.150)(54)
10.152
Sixty-Fifth Supplemental Indenture dated as of March 14, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(55)
10.153	Form of 4.000% Prospect Capital InterNote® due 2020 (included as part of Exhibit 10.152)(55)
10.154
Sixty-Sixth Supplemental Indenture dated as of March 14, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(55)
10.155	Form of 4.125% to 6.000% Prospect Capital InterNote® due 2031 (included as part of Exhibit 10.154)(55)
10.156
Sixty-Seventh Supplemental Indenture dated as of March 14, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(55)
10.157	Form of 5.500% Prospect Capital InterNote® due 2043 (included as part of Exhibit 10.156)(55)
10.158
Sixty-Eighth Supplemental Indenture dated as of March 14, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(55)
10.159	Form of Floating Prospect Capital InterNote® due 2023 (included as part of Exhibit 10.158)(55)
10.160
Supplemental Indenture dated as of March 15, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(56)
10.161	Form of Global Note 5.875% Senior Note due 2023(57)

10.162	Sixty-Ninth Supplemental Indenture dated as of March 21, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(58)
10.163	Form of 4.000% Prospect Capital InterNote® due 2020 (included as part of Exhibit 10.162)(58)
10.164
Seventieth Supplemental Indenture dated as of March 21, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(58)
10.165	Form of 4.125% to 6.000% Prospect Capital InterNote® due 2031 (included as part of Exhibit 10.164)(58)
10.166
Seventy-First Supplemental Indenture dated as of March 21, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(58)
10.167	Form of 5.500% Prospect Capital InterNote® due 2043 (included as part of Exhibit 10.166)(58)
10.168
Seventy-Second Supplemental Indenture dated as of March 21, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(58)
10.169	Form of Floating Prospect Capital InterNote® due 2023 (included as part of Exhibit 10.168)(58)
10.170
Seventy-Third Supplemental Indenture dated as of March 28, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(59)
10.171	Form of 4.000% Prospect Capital InterNote® due 2020 (included as part of Exhibit 10.170)(59)
10.172
Seventy-Fourth Supplemental Indenture dated as of March 28, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(59)

10.173	Form of 4.125% to 6.000% Prospect Capital InterNote® due 2031 (included as part of Exhibit 10.172)(59)
10.174
Seventy-Fifth Supplemental Indenture dated as of March 28, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(59)
10.175	Form of 5.500% Prospect Capital InterNote® due 2043 (included as part of Exhibit 10.174)(59)
10.176
Seventy-Sixth Supplemental Indenture dated as of March 28, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(59)
10.177	Form of Floating Prospect Capital InterNote® due 2023 (included as part of Exhibit 10.176)(59)
10.178
Seventy-Seventh Supplemental Indenture dated as of April 4, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(61)
10.179	Form of 4.000% Prospect Capital InterNote® due 2020 (included as part of Exhibit 10.178)(61)
10.180
Seventy-Eighth Supplemental Indenture dated as of April 4, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(61)
10.181	Form of 4.625% to 6.500% Prospect Capital InterNote® due 2031 (included as part of Exhibit 10.180)(61)
10.182
Seventy-Ninth Supplemental Indenture dated as of April 4, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(61)
10.183	Form of 5.500% Prospect Capital InterNote® due 2043 (included as part of Exhibit 10.182)(61)

10.184	Eightieth Supplemental Indenture dated as of April 4, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(61)
10.185	Form of Floating Prospect Capital InterNote® due 2023 (included as part of Exhibit 10.184)(61)
10.186
Eighty-First Supplemental Indenture dated as of April 11, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(62)
10.187	Form of 4.500% Prospect Capital InterNote® due 2020 (included as part of Exhibit 10.186)(62)
10.188
Eighty-Second Supplemental Indenture dated as of April 11, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(62)
10.189	Form of 5.500% Prospect Capital InterNote® due 2031 (included as part of Exhibit 10.188)(62)
10.190
Eighty-Third Supplemental Indenture dated as of April 11, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(62)
10.191	Form of 6.000% Prospect Capital InterNote® due 2043 (included as part of Exhibit 10.190)(62)
10.192
Eighty-Fourth Supplemental Indenture dated as of April 11, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(62)
10.193	Form of Floating Prospect Capital InterNote® due 2023 (included as part of Exhibit 10.192)(62)
10.194
Eighty-Fifth Supplemental Indenture dated as of April 18, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(63)

10.195	Form of 5.000% Prospect Capital InterNote® due 2020 (included as part of Exhibit 10.194)(63)
10.196
Eighty-Sixth Supplemental Indenture dated as of April 18, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(63)
10.197	Form of 5.500% Prospect Capital InterNote® due 2031 (included as part of Exhibit 10.196)(63)
10.198
Eighty-Seventh Supplemental Indenture dated as of April 18, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(63)
10.199	Form of 6.000% Prospect Capital InterNote® due 2043 (included as part of Exhibit 10.198)(63)
10.200
Eighty-Eighth Supplemental Indenture dated as of April 25, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(64)
10.201	Form of 5.000% Prospect Capital InterNote® due 2020 (included as part of Exhibit 10.200)(64)
10.202
Eighty-Ninth Supplemental Indenture dated as of April 25, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(64)
10.203	Form of 5.500% Prospect Capital InterNote® due 2031 (included as part of Exhibit 10.202)(64)
10.204
Ninetieth Supplemental Indenture dated as of April 25, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(64)
10.205	Form of 6.000% Prospect Capital InterNote® due 2043 (included as part of Exhibit 10.204)(64)

10.206	Ninety-First Supplemental Indenture dated as of May 2, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(65)
10.207	Form of 5.000% Prospect Capital InterNote® due 2020 (included as part of Exhibit 10.206)(65)
10.208
Ninety-Second Supplemental Indenture dated as of May 2, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(65)
10.209	Form of 5.750% Prospect Capital InterNote® due 2031 (included as part of Exhibit 10.208)(65)
10.210
Ninety-Third Supplemental Indenture dated as of May 2, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(65)
10.211	Form of 6.250% Prospect Capital InterNote® due 2043 (included as part of Exhibit 10.210)(65)
10.212
Ninety-Fourth Supplemental Indenture dated as of May 9, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(66)
10.213	Form of 5.000% Prospect Capital InterNote® due 2020 (included as part of Exhibit 10.212)(66)
10.214
Ninety-Fifth Supplemental Indenture dated as of May 9, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(66)
10.215	Form of 5.750% Prospect Capital InterNote® due 2031 (included as part of Exhibit 10.214)(66)
10.216
Ninety-Sixth Supplemental Indenture dated as of May 9, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(66)

10.217	Form of 6.250% Prospect Capital InterNote® due 2043 (included as part of Exhibit 10.216)(66)
10.218
Ninety-Seventh Supplemental Indenture dated as of May 23, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(67)
10.219	Form of 5.000% Prospect Capital InterNote® due 2020 (included as part of Exhibit 10.218)(67)
10.220
Ninety-Eighth Supplemental Indenture dated as of May 23, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(67)
10.221	Form of 5.750% Prospect Capital InterNote® due 2031 (included as part of Exhibit 10.220)(67)
10.222
Ninety-Ninth Supplemental Indenture dated as of May 23, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(67)
10.223	Form of 6.250% Prospect Capital InterNote® due 2043 (included as part of Exhibit 10.222)(67)
10.224
One Hundredth Supplemental Indenture dated as of May 23, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(67)
10.225	Form of 5.000% to 7.000% Prospect Capital InterNote® due 2028 (included as part of Exhibit 10.224)(67)
10.226
One Hundred-First Supplemental Indenture dated as of May 31, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(68)
10.227	Form of 5.000% Prospect Capital InterNote® due 2020 (included as part of Exhibit 10.226)(68)

10.228	One Hundred-Second Supplemental Indenture dated as of May 31, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(68)
10.229	Form of 5.750% Prospect Capital InterNote® due 2031 (included as part of Exhibit 10.228)(68)
10.230
One Hundred-Third Supplemental Indenture dated as of May 31, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(68)
10.231	Form of 6.250% Prospect Capital InterNote® due 2043 (included as part of Exhibit 10.230)(68)
10.232
One Hundred-Fourth Supplemental Indenture dated as of June 6, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(69)
10.233	Form of 5.000% Prospect Capital InterNote® due 2020 (included as part of Exhibit 10.232)(69)
10.234
One Hundred-Fifth Supplemental Indenture dated as of June 6, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(69)
10.235	Form of 5.750% Prospect Capital InterNote® due 2031 (included as part of Exhibit 10.234)(69)
10.236
One Hundred-Sixth Supplemental Indenture dated as of June 6, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(69)
10.237	Form of 6.250% Prospect Capital InterNote® due 2043 (included as part of Exhibit 10.236)(69)
10.238
One Hundred-Seventh Supplemental Indenture dated as of June 6, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(69)

10.239	Form of 5.000% to 7.000% Prospect Capital InterNote® due 2028 (included as part of Exhibit 10.238)(69)
10.240
One Hundred-Eighth Supplemental Indenture dated as of June 13, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(70)
10.241	Form of 5.000% Prospect Capital InterNote® due 2020 (included as part of Exhibit 10.240)(70)
10.242
One Hundred-Ninth Supplemental Indenture dated as of June 13, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(70)
10.243	Form of 5.750% Prospect Capital InterNote® due 2031 (included as part of Exhibit 10.242)(70)
10.244
One Hundred-Tenth Supplemental Indenture dated as of June 13, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(70)
10.245	Form of 6.250% Prospect Capital InterNote® due 2043 (included as part of Exhibit 10.244)(70)
10.246
One Hundred-Eleventh Supplemental Indenture dated as of June 20, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(71)
10.247	Form of 5.000% Prospect Capital InterNote® due 2020 (included as part of Exhibit 10.246)(71)
10.248
One Hundred-Twelfth Supplemental Indenture dated as of June 20, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(71)
10.249	Form of 5.750% Prospect Capital InterNote® due 2031 (included as part of Exhibit 10.248)(71)

10.250	One Hundred-Thirteenth Supplemental Indenture dated as of June 20, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(71)
10.251	Form of 6.250% Prospect Capital InterNote® due 2043 (included as part of Exhibit 10.250)(71)
10.252
One Hundred-Fourteenth Supplemental Indenture dated as of June 27, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(72)
10.253	Form of 5.250% Prospect Capital InterNote® due 2020 (included as part of Exhibit 10.252)(72)
10.254
One Hundred-Fifteenth Supplemental Indenture dated as of June 27, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(72)
10.255	Form of 6.000% Prospect Capital InterNote® due 2031 (included as part of Exhibit 10.254)(72)
10.256
One Hundred-Sixteenth Supplemental Indenture dated as of June 27, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(72)
10.257	Form of 6.500% Prospect Capital InterNote® due 2043 (included as part of Exhibit 10.256)(72)
10.258	Custody Agreement, dated as of April 24, 2013 by and between the Registrant and Israel Discount Bank of New York Ltd.*
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
14	Code of Ethics*
21	Subsidiaries of the Registrant (included in the notes to the consolidated financial statements contained in this annual report)
22.1	Proxy Statement(73)
22.2	Published report regarding matters submitted to vote of security holders(74)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

*
Filed herewith.

(1)
Incorporated by reference to Exhibit 3.1 of the Registrant's Form 8-K filed on July 30, 2012.

(2)
Incorporated by reference to Exhibit 3.1 of the Registrant's Form 8-K filed on August 26, 2011.

(3)
Incorporated by reference from Pre-Effective Amendment No. 2 to the Registrant's Registration Statement, filed on July 6, 2004.

(4)
Incorporated by reference from Pre-Effective Amendment No. 3 to the Registrant's Registration Statement, filed on July 23, 2004.

(5)
Incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K filed on March 21, 2012.

(6)
Incorporated by reference to Exhibit 99.1 of the Registrant's Form 8-K filed on April 2, 2012.

(7)
Incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed on December 21, 2010.

(8)
Incorporated by reference to Exhibit 4.2 of the Registrant's Form 8-K filed on December 21, 2010.

(9)
Incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed on February 18, 2011.

(10)
Incorporated by reference to Exhibit 4.2 of the Registrant's Form 8-K filed on February 18, 2011.

(11)
Incorporated by reference from Post-Effective Amendment No. 1 to the Registrant's Registration Statement, filed on March 1, 2012.

(12)
Incorporated by reference from Post-Effective Amendment No. 2 to the Registrant's Registration Statement, filed on March 8, 2012.

(13)
Incorporated by reference from Post-Effective Amendment No. 3 to the Registrant's Registration Statement, filed on March 14, 2012.

(14)
Incorporated by reference from Post-Effective Amendment No. 5 to the Registrant's Registration Statement, filed on April 5, 2012.

(15)
Incorporated by reference from Post-Effective Amendment No. 6 to the Registrant's Registration Statement, filed on April 12, 2012.

(16)
Incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed on April 16, 2012.

(17)
Incorporated by reference to Exhibit 4.2 of the Registrant's Form 8-K filed on April 16, 2012.

(18)
Incorporated by reference from Post-Effective Amendment No. 8 to the Registrant's Registration Statement, filed on April 26, 2012.

(19)
Incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed on May 7, 2012.

(20)
Incorporated by reference to Exhibit 4.2 of the Registrant's Form 8-K filed on May 7, 2012.

(21)
Incorporated by reference from Post-Effective Amendment No. 10 to the Registrant's Registration Statement, filed on June 14, 2012.

(22)
Incorporated by reference from Post-Effective Amendment No. 11 to the Registrant's Registration Statement, filed on June 28, 2012.

(23)
Incorporated by reference from Post-Effective Amendment No. 12 to the Registrant's Registration Statement, filed on July 6, 2012.

(24)
Incorporated by reference from Post-Effective Amendment No. 13 to the Registrant's Registration Statement, filed on July 12, 2012.

(25)
Incorporated by reference from Post-Effective Amendment No. 15 to the Registrant's Registration Statement, filed on July 19, 2012.

(26)
Incorporated by reference from Post-Effective Amendment No. 16 to the Registrant's Registration Statement, filed on July 26, 2012.

(27)
Incorporated by reference from Post-Effective Amendment No. 17 to the Registrant's Registration Statement, filed on August 2, 2012.

(28)
Incorporated by reference from Post-Effective Amendment No. 18 to the Registrant's Registration Statement, filed on August 9, 2012.

(29)
Incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed on August 14, 2012.

(30)
Incorporated by reference to Exhibit 4.2 of the Registrant's Form 8-K filed on August 14, 2012.

(31)
Incorporated by reference from Post-Effective Amendment No. 19 to the Registrant's Registration Statement, filed on August 16, 2012.

(32)
Incorporated by reference from Post-Effective Amendment No. 20 to the Registrant's Registration Statement, filed on August 23, 2012.

(33)
Incorporated by reference from Post-Effective Amendment No. 22 to the Registrant's Registration Statement, filed on September 7, 2012.

(34)
Incorporated by reference from Post-Effective Amendment No. 24 to the Registrant's Registration Statement, filed on September 13, 2012.

(35)
Incorporated by reference from Post-Effective Amendment No. 25 to the Registrant's Registration Statement, filed on September 20, 2012.

(36)
Incorporated by reference from Post-Effective Amendment No. 26 to the Registrant's Registration Statement, filed on September 27, 2012.

(37)
Incorporated by reference from Post-Effective Amendment No. 27 to the Registrant's Registration Statement, filed on October 4, 2012.

(38)
Incorporated by reference from Post-Effective Amendment No. 2 to the Registrant's Registration Statement, filed on November 23, 2012.

(39)
Incorporated by reference from Post-Effective Amendment No. 3 to the Registrant's Registration Statement, filed on November 29, 2012.

(40)
Incorporated by reference from Post-Effective Amendment No. 4 to the Registrant's Registration Statement, filed on December 6, 2012.

(41)
Incorporated by reference from Post-Effective Amendment No. 5 to the Registrant's Registration Statement, filed on December 13, 2012.

(42)
Incorporated by reference from Post-Effective Amendment No. 6 to the Registrant's Registration Statement, filed on December 20, 2012.

(43)
Incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed on December 21, 2012.

(44)
Incorporated by reference to Exhibit 4.2 of the Registrant's Form 8-K filed on December 21, 2012.

(45)
Incorporated by reference from Post-Effective Amendment No. 8 to the Registrant's Registration Statement, filed on December 28, 2012.

(46)
Incorporated by reference from Post-Effective Amendment No. 9 to the Registrant's Registration Statement, filed on January 4, 2013.

(47)
Incorporated by reference from Post-Effective Amendment No. 10 to the Registrant's Registration Statement, filed on January 10, 2013.

(48)
Incorporated by reference from Post-Effective Amendment No. 11 to the Registrant's Registration Statement, filed on January 17, 2013.

(49)
Incorporated by reference from Post-Effective Amendment No. 12 to the Registrant's Registration Statement, filed on January 25, 2013.

(50)
Incorporated by reference from Post-Effective Amendment No. 13 to the Registrant's Registration Statement, filed on January 31, 2013.

(51)
Incorporated by reference from Post-Effective Amendment No. 14 to the Registrant's Registration Statement, filed on February 7, 2013.

(52)
Incorporated by reference from Post-Effective Amendment No. 16 to the Registrant's Registration Statement, filed on February 22, 2013.

(53)
Incorporated by reference from Post-Effective Amendment No. 17 to the Registrant's Registration Statement, filed on February 28, 2013.

(54)
Incorporated by reference from Post-Effective Amendment No. 18 to the Registrant's Registration Statement, filed on March 7, 2013.

(55)
Incorporated by reference from Post-Effective Amendment No. 19 to the Registrant's Registration Statement, filed on March 14, 2013.

(56)
Incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed on March 15, 2013.

(57)
Incorporated by reference to Exhibit 4.2 of the Registrant's Form 8-K filed on March 15, 2013.

(58)
Incorporated by reference from Post-Effective Amendment No. 21 to the Registrant's Registration Statement, filed on March 21, 2013.

(59)
Incorporated by reference from Post-Effective Amendment No. 22 to the Registrant's Registration Statement, filed on March 28, 2013.

(60)
Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q filed on May 6, 2013.

(61)
Incorporated by reference from Post-Effective Amendment No. 23 to the Registrant's Registration Statement, filed on April 4, 2013.

(62)
Incorporated by reference from Post-Effective Amendment No. 24 to the Registrant's Registration Statement, filed on April 11, 2013.

(63)
Incorporated by reference from Post-Effective Amendment No. 25 to the Registrant's Registration Statement, filed on April 18, 2013.

(64)
Incorporated by reference from Post-Effective Amendment No. 26 to the Registrant's Registration Statement, filed on April 25, 2013.

(65)
Incorporated by reference from Post-Effective Amendment No. 27 to the Registrant's Registration Statement, filed on May 2, 2013.

(66)
Incorporated by reference from Post-Effective Amendment No. 29 to the Registrant's Registration Statement, filed on May 9, 2013.

(67)
Incorporated by reference from Post-Effective Amendment No. 30 to the Registrant's Registration Statement, filed on May 23, 2013.

(68)
Incorporated by reference from Post-Effective Amendment No. 31 to the Registrant's Registration Statement, filed on May 31, 2013.

(69)
Incorporated by reference from Post-Effective Amendment No. 32 to the Registrant's Registration Statement, filed on June 6, 2013.

(70)
Incorporated by reference from Post-Effective Amendment No. 33 to the Registrant's Registration Statement, filed on June 13, 2013.

(71)
Incorporated by reference from Post-Effective Amendment No. 34 to the Registrant's Registration Statement, filed on June 20, 2013.

(72)
Incorporated by reference from Post-Effective Amendment No. 35 to the Registrant's Registration Statement, filed on June 27, 2013.

(73)
Incorporated by reference from the Registrant's Proxy Statement filed on September 10, 2012.

(74)
Incorporated by reference to Item 5.07 of the Registrant's Form 8-K filed on December 12, 2012.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized August 21, 2013.

PROSPECT CAPITAL CORPORATION
By:	/s/ JOHN F. BARRY III John F. Barry III Chief Executive Officer and Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JOHN F. BARRY III John F. Barry, III	Chairman of the Board, Chief Executive Officer, Director	August 21, 2013
/s/ BRIAN H. OSWALD Brian H. Oswald	Chief Financial Officer	August 21, 2013
/s/ M. GRIER ELIASEK M. Grier Eliasek	President, Chief Operations Officer, Director	August 21, 2013
/s/ ANDREW C. COOPER Andrew C. Cooper	Director	August 21, 2013
/s/ WILLIAM J. GREMP William J. Gremp	Director	August 21, 2013
/s/ EUGENE S. STARK Eugene S. Stark	Director	August 21, 2013