Form 10-Q
period 2013-09-30
PROSPECT CAPITAL CORP
filed 2013-11-04
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2013

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of November 4, 2013 was 284,192,312.

PROSPECT CAPITAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2013
TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
September 30, 2013 and June 30, 2013
(in thousands, except share and per share data)

	September 30, 2013	June 30, 2013
	(Unaudited)	(Audited)
Assets (Note 4)
Investments at fair value:
Control investments (amortized cost of $970,400 and $830,151, respectively)	$947,572	$811,634
Affiliate investments (amortized cost of $49,324 and $49,189, respectively)	37,425	42,443
Non-control/Non-affiliate investments (amortized cost of $3,622,564 and $3,376,438, respectively)	3,568,139	3,318,775
Total investments at fair value (amortized cost of $4,642,288 and $4,255,778, respectively) (Note 3)	4,553,136	4,172,852

Investments in money market funds	151,995	143,262
Cash	10,399	59,974
Receivables for:
Interest, net	21,470	22,863
Other	1,995	4,397
Prepaid expenses	382	540
Deferred financing costs	44,194	44,329
Total Assets	4,783,571	4,448,217

Liabilities
Credit facility payable (Notes 4 and 8)	69,000	124,000
Senior convertible notes (Notes 5 and 8)	847,500	847,500
Senior unsecured notes (Notes 6 and 8)	347,762	347,725
Prospect Capital InterNotes® (Notes 7 and 8)	461,977	363,777
Due to broker	87,662	43,588
Dividends payable	29,916	27,299
Due to Prospect Administration (Note 12)	55	1,366
Due to Prospect Capital Management (Note 12)	1,734	5,324
Accrued expenses	3,000	2,345
Interest payable	18,687	24,384
Other liabilities	6,523	4,415
Total Liabilities	1,873,816	1,791,723
Net Assets	$2,909,755	$2,656,494

Components of Net Assets
Common stock, par value $0.001 per share (500,000,000 common shares authorized; 271,404,289 and 247,836,965 issued and outstanding, respectively) (Note 9)	$271	$248
Paid-in capital in excess of par (Note 9)	2,999,878	2,739,864
Undistributed net investment income	72,745	77,084
Accumulated realized losses on investments	(73,987)	(77,776)
Unrealized depreciation on investments	(89,152)	(82,926)
Net Assets	$2,909,755	$2,656,494

Net Asset Value Per Share (Note 14)	$10.72	$10.72

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Three Months Ended September 30, 2013 and 2012
(in thousands, except share and per share data)
(Unaudited)

	For The Three Months Ended September 30,
	2013	2012
Investment Income
Interest income:
Control investments	$32,633	$17,919
Affiliate investments	1,496	1,651
Non-control/Non-affiliate investments	78,112	45,027
CLO Fund securities	26,180	13,713
Total interest income	138,421	78,310

Dividend income:
Control investments	7,075	33,250
Non-control/Non-affiliate investments	3	2,955
Money market funds	11	3
Total dividend income	7,089	36,208

Other income: (Note 10)
Control investments	9,221	2
Affiliate investments	2	8
Non-control/Non-affiliate investments	6,301	9,108
Total other income	15,524	9,118
Total Investment Income	161,034	123,636

Operating Expenses
Investment advisory fees:
Base management fee (Note 12)	23,045	13,228
Income incentive fee (Note 12)	20,584	18,507
Total investment advisory fees	43,629	31,735

Interest and credit facility expenses	27,407	13,511
Legal fees	219	622
Valuation services	439	376
Audit, compliance and tax related fees	623	432
Allocation of overhead from Prospect Administration (Note 12)	3,986	2,184
Insurance expense	93	93
Directors’ fees	75	75
Excise tax	1,000	—
Other general and administrative expenses	1,226	581
Total Operating Expenses	78,697	49,609

Net Investment Income	82,337	74,027

Net realized gain on investments (Note 3)	3,789	1,775
Net change in unrealized depreciation on investments (Note 3)	(6,226)	(28,553)
Net Increase in Net Assets Resulting from Operations	$79,900	$47,249

Net increase in net assets resulting from operations per share (Notes 11 and 15)	$0.31	$0.29
Dividends declared per share	$0.33	$0.30

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
For The Three Months Ended September 30, 2013 and 2012
(in thousands, except share data)
(Unaudited)

	For The Three Months Ended September 30,
	2013	2012
Increase in Net Assets from Operations:
Net investment income	$82,337	$74,027
Net realized gain on investments	3,789	1,775
Net change in unrealized depreciation on investments	(6,226)	(28,553)
Net Increase in Net Assets Resulting from Operations	79,900	47,249

Dividends to Shareholders:
Distribution of net investment income	(86,676)	(51,380)
Distribution of return of capital	—	—
Total Dividends to Shareholders	(86,676)	(51,380)

Capital Share Transactions:
Proceeds from capital shares sold, net of underwriting costs	256,836	372,083
Less: Offering costs of public share offerings	(793)	(631)
Reinvestment of dividends	3,994	4,031
Net Increase in Net Assets Resulting from Capital Share Transactions	260,037	375,483

Total Increase in Net Assets	253,261	371,352
Net assets at beginning of period	2,656,494	1,511,974
Net Assets at End of Period	$2,909,755	$1,883,326

Capital Share Activity:
Shares sold	21,293,338	33,161,977
Shares issued to acquire controlled investments	1,918,342	—
Shares issued through reinvestment of dividends	355,644	355,871
Net increase in capital share activity	23,567,324	33,517,848
Shares outstanding at beginning of period	247,836,965	139,633,870

Shares Outstanding at End of Period	271,404,289	173,151,718

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Three Months Ended September 30, 2013 and 2012
(in thousands, except share data)
(Unaudited)

	For The Three Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$79,900	$47,249
Net realized gain on investments	(3,789)	(1,775)
Net change in unrealized depreciation on investments	6,226	28,553
Amortization of discounts and premiums, net	9,954	(6,708)
Amortization of deferred financing costs	2,471	1,774
Payment-in-kind interest	(4,581)	(1,873)
Structuring fees	(8,660)	(8,959)
Change in operating assets and liabilities
Payments for purchases of investments	(522,595)	(737,105)
Proceeds from sale of investments and collection of investment principal	164,167	158,123
Net increase of investments in money market funds	(8,733)	(63,789)
Decrease (increase) in interest receivable, net	1,393	(17,150)
Decrease in other receivables	2,402	10
Increase (decrease) in prepaid expenses	158	(458)
Increase in due to broker	44,074	101,213
Decrease in due to Prospect Administration	(1,311)	(348)
(Decrease) increase in due to Prospect Capital Management	(3,590)	3,822
Increase in accrued expenses	655	4,615
Decrease in interest payable	(5,697)	—
Increase in other liabilities	2,108	1,393
Net Cash Used In Operating Activities	(245,448)	(491,413)

Cash Flows from Financing Activities:
Borrowings under credit facility (Note 4)	96,000	58,000
Principal payments under credit facility (Note 4)	(151,000)	(154,000)
Issuance of Senior Convertible Notes (Note 5)	—	200,000
Issuance of Prospect Capital InterNotes® (Note 7)	98,200	67,879
Financing costs paid and deferred	(2,300)	(8,424)
Proceeds from issuance of common stock, net of underwriting costs	235,830	372,083
Offering costs from issuance of common stock	(793)	(631)
Dividends paid	(80,064)	(43,932)
Net Cash Provided By Financing Activities	195,873	490,975

Total Decrease in Cash	(49,575)	(438)
Cash balance at beginning of period	59,974	2,825
Cash Balance at End of Period	$10,399	$2,387

Cash Paid For Interest	$30,165	$6,983

Non-Cash Financing Activity:
Amount of shares issued in connection with dividend reinvestment plan	$3,994	$4,031
Amount of shares issued in conjunction with controlled investments	$21,006	$—

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2013 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			September 30, 2013 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (greater than 25.00% voting control)(40)

AIRMALL USA, Inc.(27)	Pennsylvania / Property Management	Senior Secured Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor), due 6/30/2015)(3), (4)	$ 28,600	$ 28,600	$ 28,600	1.0%
		Senior Subordinated Term Loan (12.00% plus 6.00% PIK, due 12/31/2015)	12,500	12,500	12,500	0.4%
		Convertible Preferred Stock (9,919.684 shares)		9,920	8,920	0.3%
		Common Stock (100 shares)		—	1,391	0.1%
				51,020	51,411	1.8%
Ajax Rolled Ring & Machine, Inc.	South Carolina / Manufacturing	Senior Secured Note — Tranche A (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 3/30/2018) (4)	19,636	19,636	19,636	0.7%
		Subordinated Unsecured Term Loan (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor) plus 6.00% PIK, due 3/30/2018)(4)	20,008	20,008	8,448	0.3%
		Convertible Preferred Stock — Series A (6,142.6 shares)		6,057	—	0.0%
		Unrestricted Common Stock (6 shares)		—	—	0.0%
				45,701	28,084	1.0%
APH Property Holdings, LLC(32)	Georgia / Real Estate	Senior Secured Note (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 10/24/2020)(4)	127,374	127,374	127,374	4.4%
		Common Stock (148,951 shares)		26,648	26,648	0.9%
				154,022	154,022	5.3%
AWCNC, LLC(19)	North Carolina / Machinery	Members Units — Class A (1,800,000 units)		—	—	0.0%
		Members Units — Class B-1 (1 unit)		—	—	0.0%
		Members Units — Class B-2 (7,999,999 units)		—	—	0.0%
				—	—	0.0%
Borga, Inc.	California / Manufacturing	Revolving Line of Credit — $1,150 Commitment (5.00% (PRIME + 1.75%) plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)(4), (25)	1,150	1,095	562	0.0%
		Senior Secured Term Loan B (8.50% (PRIME + 5.25%) plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)(4)	1,612	1,501	—	0.0%
		Senior Secured Term Loan C (12.00% plus 4.00% PIK plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)	9,839	707	—	0.0%
		Common Stock (100 shares)(21)		—	—	0.0%
		Warrants (33,750 warrants)(21)		—	—	0.0%
				3,303	562	0.0%
CCPI Holdings Inc.(33)	Ohio / Manufacturing	Senior Secured Note (10.00%, due 12/31/2017)(3)	17,550	17,550	17,550	0.6%
		Senior Secured Note (12.00% plus 7.00% PIK, due 6/30/2018)	7,933	7,933	7,933	0.3%
		Common Stock (100 shares)		8,581	8,012	0.3%
		Net Revenue Interest (4% of Net Revenue)		—	428	0.0%
				34,064	33,923	1.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2013 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			September 30, 2013 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (greater than 25.00% voting control)(40)

CP Holdings of Delaware LLC(38)	Oklahoma / Oil & Gas Production	Senior Secured Note (9.00% (LIBOR + 7.00% with 2.00% LIBOR floor) plus 9.00% PIK, due 8/2/2018) (4)	$ 58,773	$ 58,773	$ 58,773	2.0%
		Senior Secured Note (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor), due 8/2/2018) (4)	22,500	22,500	22,500	0.8%
		Common Stock (100 shares)		12,741	10,750	0.4%
				94,014	92,023	3.2%
Credit Central Holdings of Delaware, LLC (22), (34)	Ohio / Consumer Finance	Senior Secured Revolving Credit Facility — $60,000 Commitment (20.00% (LIBOR + 18.50% with 1.50% LIBOR floor), due 12/31/2022)(4), (25)	38,082	38,082	38,082	1.3%
		Common Stock (100 shares)		9,581	12,237	0.4%
		Net Revenue Interest (5% of Net Revenue)		—	3,040	0.1%
				47,663	53,359	1.8%
Energy Solutions Holdings, Inc.(8)	Texas / Energy	Junior Secured Note (18.00%, due 12/12/2016)	4,250	4,250	4,250	0.2%
		Senior Secured Note to Vessel Holdings LLC (18.00%, due 12/12/2016)	3,500	3,500	3,500	0.1%
		Subordinated Secured Note to Freedom Marine Holdings, LLC (12.00% (LIBOR + 6.11% with 5.89% LIBOR floor) plus 4.00% PIK, in non-accrual status effective 10/1/2010, past due) (4)	14,048	12,504	9,750	0.3%
		Senior Secured Debt to Yatesville Coal Holdings, Inc. (Non-accrual status effective 1/1/2009, past due)	1,449	1,449	—	0.0%
		Common Stock (100 shares)		8,318	6,090	0.2%
				30,021	23,590	0.8%
First Tower Holdings of Delaware, LLC (22), (29)	Mississippi / Consumer Finance	Senior Secured Revolving Credit Facility — $400,000 Commitment (20.00% (LIBOR + 18.50% with 1.50% LIBOR floor), due 6/30/2022)(4), (25)	264,760	264,760	264,760	9.1%
		Common Stock (83,729,323 shares)		43,193	34,937	1.2%
		Net Revenue Interest (5% of Net Revenue & Distributions)		—	13,976	0.5%
				307,953	313,673	10.8%
The Healing Staff, Inc.(9)	North Carolina / Contracting	Secured Promissory Notes (15.00%, in non-accrual status effective 12/22/2010, past due)	1,688	1,686	—	0.0%
		Senior Demand Note (15.00%, in non-accrual status effective 11/1/2010, past due)	1,170	1,170	—	0.0%
		Common Stock (1,000 shares)		975	—	0.0%
				3,831	—	0.0%
Manx Energy, Inc.(12)	Kansas / Oil & Gas Production	Senior Secured Note (13.00%, in non-accrual status effective 1/19/2010, past due)	500	500	413	0.0%
		Preferred Stock (6,635 shares)		—	—	0.0%
		Common Stock (17,082 shares)		—	—	0.0%
				500	413	0.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2013 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			September 30, 2013 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (greater than 25.00% voting control)(40)

MITY Holdings of Delaware Inc.(17)	Utah / Durable Consumer Products	Senior Secured Note (9.00% (LIBOR + 7.00% with 2.00% LIBOR floor) plus 9.00% PIK, due 9/19/2019) (4)	$ 22,792	$ 22,792	$ 22,792	0.8%
		Senior Secured Note (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor), due 3/19/2019) (4)	18,250	18,250	18,250	0.6%
		Common Stock (100 shares)		6,943	6,943	0.2%
				47,985	47,985	1.6%
Nationwide Acceptance Holdings, LLC (22), (36)	Illinois / Consumer Finance	Senior Secured Revolving Credit Facility — $30,000 Commitment (20.00% (LIBOR + 18.50% with 1.50% LIBOR floor), due 1/31/2023)(4), (25)	21,308	21,308	21,308	0.7%
		Membership Units (100 shares)		3,843	3,843	0.1%
		Net Revenue Interest (5% of Net Revenue)		—	1,869	0.1%
				25,151	27,020	0.9%
NMMB Holdings, Inc. (24)	New York / Media	Senior Term Loan (14.00%, due 5/6/2016)	16,000	16,000	10,727	0.4%
		Senior Subordinated Term Loan (15.00%, due 5/6/2016)	2,800	2,800	—	0.0%
		Series A Preferred Stock (4,400 shares)		4,400	—	0.0%
				23,200	10,727	0.4%
R-V Industries, Inc.	Pennsylvania / Manufacturing	Senior Subordinated Note (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 6/12/2018)(3), (4)	32,750	32,750	32,750	1.1%
		Warrants (200,000 warrants, expiring 6/30/2017)		1,682	6,754	0.2%
		Common Stock (545,107 shares)		5,087	18,409	0.7%
				39,519	57,913	2.0%
Valley Electric Holdings I, Inc.(35)	Washington / Construction & Engineering	Senior Secured Note (9.00% (LIBOR + 6.00%, with 3.00% LIBOR floor) plus 9.00% PIK, due 12/31/2018)(4)	34,846	34,846	33,533	1.2%
		Senior Secured Note (8.00% (LIBOR + 5.00% with 3.00% LIBOR floor) plus 2.50% PIK, due 12/31/2017)(3), (4)	10,040	10,040	10,040	0.3%
		Common Stock (50,000 shares)		9,526	3,139	0.1%
		Net Revenue Interest (5% of Net Revenue)		—	899	0.0%
				54,412	47,611	1.6%
Wolf Energy Holdings, Inc.(12), (37)	Kansas / Oil & Gas Production	Senior Secured Promissory Note secured by assets formerly owned by H&M (18.00%, in non-accrual status effective 4/15/2013, due 4/15/2018)	22,000	—	4,210	0.2%
		Appalachian Energy Holdings, LLC (“AEH”) — Senior Secured First Lien Note (8.00%, in non-accrual status effective 1/19/2010, past due)	2,698	2,000	474	0.0%
		Appalachian Energy Holdings, LLC (“AEH”) — Senior Secured First Lien Note (8.00%, in non-accrual status, past due)	52	50	52	0.0%
		Coalbed, LLC — Senior Secured Note (8.00%, in non-accrual status effective 1/19/2010, past due)(6)	8,098	5,991	—	0.0%
		Common Stock (100 shares)		—	—	0.0%
		Net Profits Interest (8.00% payable on Equity distributions)(7)		—	520	0.0%
				8,041	5,256	0.2%
		Total Control Investments		970,400	947,572	32.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2013 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			September 30, 2013 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Affiliate Investments (5.00% to 24.99% voting control)(41)

BNN Holdings Corp. (f/k/a Biotronic NeuroNetwork)	Michigan / Healthcare	Senior Secured Note (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor), due 12/17/2017)(3), (4)	$ 29,400	$ 29,400	$ 29,400	1.0%
		Preferred Stock Series A (9,925.455 shares)(13)		2,300	1,805	0.1%
		Preferred Stock Series B (1,753.64 shares)(13)		579	384	0.0%
				32,279	31,589	1.1%
Boxercraft Incorporated(20)	Georgia / Textiles & Leather	Senior Secured Term Loan A (10.00% plus 1.00% PIK, due 9/15/2015)	1,717	1,717	1,717	0.1%
		Senior Secured Term Loan B (10.00% plus 1.00% PIK, due 9/15/2015)	4,905	4,905	3,801	0.1%
		Senior Secured Term Loan C (10.00% plus 1.00% PIK, due 9/15/2015)	2,377	2,377	—	0.0%
		Senior Secured Term Loan (10.00% plus 1.00% PIK, due 9/15/2015)	8,346	8,046	—	0.0%
		Preferred Stock (1,000,000 shares)		—	—	0.0%
		Common Stock (10,000 shares)		—	—	0.0%
		Warrants (1 warrant, expiring 8/31/2022)		—	—	0.0%
				17,045	5,518	0.2%
Smart, LLC(14)	New York / Diversified / Conglomerate Service	Membership Interest		—	318	0.0%
				—	318	0.0%
		Total Affiliate Investments		49,324	37,425	1.3%

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

ADAPCO, Inc.	Florida / Ecological	Common Stock (5,000 shares)		—	—	0.0%
				—	—	0.0%
Aderant North America, Inc.	Georgia / Software & Computer Services	Second Lien Term Loan (10.00% (LIBOR + 8.75% with 1.25% LIBOR floor), due 6/20/2019)(4)	7,000	6,904	7,000	0.2%
				6,904	7,000	0.2%
Aircraft Fasteners International, LLC	California / Machinery	Convertible Preferred Stock (32,500 units)		396	570	0.0%
				396	570	0.0%
ALG USA Holdings, LLC	Pennsylvania / Hotels, Restaurants & Leisure	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 2/28/2020)(4)	12,000	11,772	12,000	0.4%
				11,772	12,000	0.4%
Allied Defense Group, Inc.	Virginia / Aerospace & Defense	Common Stock (10,000 shares)		56	—	0.0%
				56	—	0.0%
American Broadband Holding Company and Cameron Holdings of NC, Inc.	North Carolina / Telecommunication Services	Senior Secured Term Loan B (11.00% (LIBOR + 9.75% with 1.25% LIBOR floor), due 9/30/2018) (4)	75,000	75,000	75,000	2.6%
				75,000	75,000	2.6%
American Gilsonite Company	Utah / Specialty Minerals	Second Lien Term Loan (11.50%, due 9/1/2017)	38,500	38,500	38,500	1.3%
		Membership Interest in AGC/PEP, LLC (99.9999%)(15)		—	3,169	0.1%
				38,500	41,669	1.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2013 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			September 30, 2013 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Apidos CLO VIII, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	$ 19,730	$ 19,888	$ 20,367	0.7%
				19,888	20,367	0.7%
Apidos CLO IX, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	20,525	19,194	20,073	0.7%
				19,194	20,073	0.7%
Apidos CLO XI, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	38,340	36,157	38,528	1.3%
				36,157	38,528	1.3%
Apidos CLO XII, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	44,063	43,710	41,339	1.4%
				43,710	41,339	1.4%
Apidos CLO XV, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	36,515	36,515	36,402	1.3%
				36,515	36,402	1.3%
Arctic Glacier U.S.A, Inc. (3), (4)	Minnesota / Food Products	Second Lien Term Loan (11.25% (LIBOR + 10.00% with 1.25% LIBOR floor), due 11/10/2019)	150,000	150,000	150,000	5.2%
				150,000	150,000	5.2%
Armor Holding II LLC(16)	New York / Diversified Financial Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 12/26/2020) (3), (4)	7,000	6,864	6,864	0.2%
				6,864	6,864	0.2%
Atlantis Healthcare Group (Puerto Rico), Inc.(4)	Puerto Rico / Healthcare	Revolving Line of Credit — $7,000 Commitment (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor), due 2/21/2014)(25), (26)	2,000	2,000	2,000	0.1%
		Senior Term Loan (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor), due 2/21/2018)(3)	39,253	39,253	37,307	1.3%
				41,253	39,307	1.4%
Babson CLO Ltd 2011-I(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	35,000	35,301	35,724	1.2%
				35,301	35,724	1.2%
Babson CLO Ltd 2012-IA(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	29,075	25,083	28,208	1.0%
				25,083	28,208	1.0%
Babson CLO Ltd 2012-IIA(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	27,850	28,403	28,571	1.0%
				28,403	28,571	1.0%
Blue Coat Systems, Inc.(16)	Massachusetts / Software & Computer Services	Second Lien Term Loan (9.50% (LIBOR + 8.50% with 1.00% LIBOR floor), due 6/28/2020)(4)	11,000	10,893	10,893	0.4%
				10,893	10,893	0.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2013 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			September 30, 2013 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Broder Bros., Co.	Pennsylvania / Textiles, Apparel & Luxury Goods	Senior Secured Notes (10.75% (LIBOR + 9.00% with 1.75% LIBOR floor), due 6/27/2018)(3), (4)	$ 99,000	$ 99,000	$ 99,000	3.4%
				99,000	99,000	3.4%
Brookside Mill CLO Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	26,000	24,235	25,162	0.9%
				24,235	25,162	0.9%
Byrider Systems Acquisition Corp. (22)	Indiana / Auto Finance	Senior Subordinated Notes (12.00% plus 2.00% PIK, due 11/3/2016)(3)	10,972	10,972	10,855	0.4%
				10,972	10,855	0.4%
Caleel + Hayden, LLC (14), (31)	Colorado / Personal & Nondurable Consumer Products	Membership Units (13,220 shares)		—	147	0.0%
		Escrow Receivable		—	89	0.0%
				—	236	0.0%
Capstone Logistics, LLC(4)	Georgia / Commercial Services	Senior Secured Term Loan A (6.50% (LIBOR + 5.00% with 1.50% LIBOR floor), due 9/16/2016)	96,683	96,683	96,683	3.4%
		Senior Secured Term Loan B (11.50% (LIBOR + 10.00% with 1.50% LIBOR floor), due 9/16/2016)(3)	100,000	100,000	100,000	3.4%
				196,683	196,683	6.8%
Cargo Airport Services USA, LLC	New York / Transportation	Common Equity (1.6 units)		1,639	1,833	0.1%
				1,639	1,833	0.1%
Cent 17 CLO Limited(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	24,870	23,837	25,818	0.9%
				23,837	25,818	0.9%
CIFC Funding 2011-I, Ltd.(4), (22)	Cayman Islands / Diversified Financial Services	Secured Class D Notes (5.27% (LIBOR + 5.00%), due 1/19/2023)	19,000	15,096	16,144	0.5%
		Unsecured Class E Notes (7.27% (LIBOR + 7.00%), due 1/19/2023)	15,400	12,680	13,176	0.5%
				27,776	29,320	1.0%
CIFC Funding 2013-III, Ltd. (22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	44,100	41,528	42,852	1.5%
				41,528	42,852	1.5%
Cinedigm DC Holdings, LLC (4)	New York / Software & Computer Services	Senior Secured Term Loan (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/31/2021)	69,315	69,315	69,315	2.4%
				69,315	69,315	2.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2013 (Unaudited) and June 30, 2013 (Audited)

(in thousands, except share data)

			September 30, 2013 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

The Copernicus Group, Inc.	North Carolina / Healthcare	Escrow Receivable		$ —	$ 131	0.0%
				—	131	0.0%
Correctional Healthcare Holding Company, Inc.	Colorado / Healthcare	Second Lien Term Loan (11.25%, due 1/11/2020) (3)	$ 27,100	27,100	27,100	0.9%
				27,100	27,100	0.9%
Coverall North America, Inc.	Florida / Commercial Services	Senior Secured Term Loan (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor), due 12/17/2017)(3) ,(4)	44,122	44,122	44,122	1.5%
				44,122	44,122	1.5%
CRT MIDCO, LLC	Wisconsin / Media	Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 6/30/2017)(3), (4)	70,731	70,731	70,731	2.4%
				70,731	70,731	2.4%
Deltek, Inc.	Virginia / Software & Computer Services	Second Lien Term Loan (10.00% (LIBOR + 8.75% with 1.25% LIBOR floor), due 10/10/2019)(4)	12,000	11,837	12,000	0.4%
				11,837	12,000	0.4%
Diamondback Operating, LP	Oklahoma / Oil & Gas Production	Net Profits Interest (15.00% payable on Equity distributions) (7)		—	—	0.0%
				—	—	0.0%
Edmentum, Inc. (f/k/a Archipelago Learning, Inc.)(4)	Minnesota / Consumer Services	Second Lien Term Loan (11.25% (LIBOR + 9.75% with 1.50% LIBOR floor), due 5/17/2019) (3)	50,000	48,271	50,000	1.7%
				48,271	50,000	1.7%
EIG Investors Corp.	Massachusetts / Software & Computer Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 5/09/2020)(4), (16)	22,000	21,798	22,000	0.8%
				21,798	22,000	0.8%
Empire Today, LLC	Illinois / Durable Consumer Products	Senior Secured Note (11.375%, due 2/1/2017)	15,700	15,353	14,180	0.5%
				15,353	14,180	0.5%
Evanta Ventures, Inc. (11)	Oregon / Commercial Services	Subordinated Unsecured (12.00% plus 1.00% PIK, due 9/28/2018)	10,506	10,506	10,717	0.4%
				10,506	10,717	0.4%
EXL Acquisition Corp.	South Carolina / Biotechnology	Escrow Receivable	—	—	14	0.0%
				—	14	0.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2013 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			September 30, 2013 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Fairchild Industrial Products, Co.	North Carolina / Electronics	Escrow Receivable		$ —	$ 135	0.0%
				—	135	0.0%
Fischbein, LLC	North Carolina / Machinery	Escrow Receivable		—	227	0.0%
				—	227	0.0%
Focus Brands, Inc. (4)	Georgia / Consumer Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 8/21/2018)	$ 18,000	17,742	18,000	0.6%
				17,742	18,000	0.6%
FPG, LLC	Illinois / Durable Consumer Products	Senior Secured Term Loan (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 1/20/2017)(4)	21,125	21,125	20,822	0.7%
		Common Stock (5,638 shares)		27	13	0.0%
				21,152	20,835	0.7%
Galaxy XII CLO, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	22,000	20,506	23,346	0.8%
				20,506	23,346	0.8%
Galaxy XV CLO, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	35,025	32,307	31,750	1.1%
				32,307	31,750	1.1%
Galaxy XVI CLO, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	22,575	20,945	20,484	0.7%
				20,945	20,484	0.7%
Grocery Outlet, Inc.	California / Retail	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 6/17/2019)(4)	14,457	14,137	14,457	0.5%
				14,137	14,457	0.5%
GTP Operations, LLC (f/k/a CI (Transplace) Holdings, LLC)(4)	Texas / Software & Computer Services	Senior Secured Term Loan (10.00% (LIBOR + 5.00% with 5.00% LIBOR floor), due 6/11/2019) (3) ,(10)	114,425	114,425	114,425	3.9%
				114,425	114,425	3.9%
Gulf Coast Machine & Supply Company	Texas / Manufacturing	Senior Secured Term Loan (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor), due 10/12/2017)(4)	41,213	41,213	12,998	0.4%
				41,213	12,998	0.4%
Halcyon Loan Advisors Funding 2012-I, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	23,188	21,685	23,596	0.8%
				21,685	23,596	0.8%
Halcyon Loan Advisors Funding 2013-I, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	40,400	42,890	39,564	1.4%
				42,890	39,564	1.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2013 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			September 30, 2013 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Hoffmaster Group, Inc.(4)	Wisconsin / Personal & Nondurable Consumer Products	Second Lien Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 1/3/2019)	$ 20,000	$ 19,837	$ 19,122	0.7%
		Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 1/3/2019)	1,000	991	932	0.0%
				20,828	20,054	0.7%
ICON Health & Fitness, Inc.	Utah / Durable Consumer Products	Senior Secured Note (11.875%, due 10/15/2016)(3)	43,100	43,297	37,497	1.3%
				43,297	37,497	1.3%
IDQ Holdings, Inc.	Texas / Automobile	Senior Secured Note (11.50%, due 4/1/2017)	12,500	12,310	12,500	0.4%
				12,310	12,500	0.4%
ING IM CLO 2012-II, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	38,070	33,518	38,477	1.3%
				33,518	38,477	1.3%
ING IM CLO 2012-III, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	46,632	42,614	47,322	1.6%
				42,614	47,322	1.6%
ING IM CLO 2012-IV, Ltd.(22)	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest)	40,613	37,855	41,867	1.4%
				37,855	41,867	1.4%
Injured Workers Pharmacy LLC	Massachusetts / Healthcare	Second Lien Debt (11.50% (LIBOR + 7.00% with 4.50% LIBOR floor) plus 1.00% PIK, due 5/31/2019)(3), (4)	22,506	22,506	22,506	0.8%
				22,506	22,506	0.8%
Interdent, Inc.(4)	California / Healthcare	Senior Secured Term Loan A (8.00% (LIBOR + 6.50% with 1.50% LIBOR floor), due 8/3/2017)	53,131	53,131	53,131	1.8%
		Senior Secured Term Loan B (13.00% (LIBOR + 10.00% with 3.00% LIBOR floor), due 8/3/2017)(3)	55,000	55,000	55,000	1.9%
				108,131	108,131	3.7%
JHH Holdings, Inc.	Texas / Healthcare	Second Lien Debt (11.25% (LIBOR + 10.00% with 1.25% LIBOR floor) plus 0.50% PIK, due 3/30/2019)(3), (4)	35,000	35,000	35,000	1.2%
				35,000	35,000	1.2%
LaserShip, Inc.(4)	Virginia / Transportation	Revolving Line of Credit — $5,000 Commitment (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 12/21/2014)(25)	—	—	—	0.0%
		Senior Secured Term Loan (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 12/21/2017)(3)	36,797	36,797	36,797	1.3%
				36,797	36,797	1.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2013 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			September 30, 2013 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

LCM XIV CLO Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	$ 26,500	$ 26,161	$ 25,732	0.9%
				26,161	25,732	0.9%
LHC Holdings Corp.	Florida / Healthcare	Revolving Line of Credit — $750 Commitment (8.50% (LIBOR + 6.00% with 2.50% LIBOR floor), due 5/31/2015)(4), (25), (26)	—	—	—	0.0%
		Senior Subordinated Debt (10.50%, due 5/31/2015)(3)	2,665	2,665	2,665	0.1%
		Membership Interest (125 units)		216	256	0.0%
				2,881	2,921	0.1%
Madison Park Funding IX, Ltd.(22)	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest)	31,110	26,061	27,703	1.0%
				26,061	27,703	1.0%
Material Handling Services, LLC (4)	Ohio / Business Services	Senior Secured Term Loan (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor), due 7/5/2017) (3)	27,300	27,300	27,322	0.9%
		Senior Secured Term Loan (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor), due 12/21/2017)	37,578	37,578	37,174	1.3%
				64,878	64,496	2.2%
Matrixx Initiatives, Inc. (4)	New Jersey / Pharmaceuticals	Revolving Line of Credit — $10,000 Commitment (10.00% (LIBOR + 8.50% with 1.50% LIBOR floor), due 2/9/2014)(25)	4,000	4,000	4,000	0.1%
		Senior Secured Term Loan A (7.50% (LIBOR + 6.00% with 1.50% LIBOR floor), due 8/9/2018)	35,000	35,000	35,000	1.2%
		Senior Secured Term Loan B (12.50% (LIBOR + 11.00% with 1.50% LIBOR floor), due 8/9/2018)	35,000	35,000	35,000	1.2%
				74,000	74,000	2.5%
Maverick Healthcare, LLC	Arizona / Healthcare	Preferred Units (1,250,000 units)		1,252	677	0.0%
		Common Units (1,250,000 units)		—	—	0.0%
				1,252	677	0.0%
Mountain View CLO 2013-I Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	43,650	44,523	43,056	1.5%
				44,523	43,056	1.5%
National Bankruptcy Services, LLC (4)	Texas / Diversified Financial Services	Senior Subordinated Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor) plus 1.50% PIK, due 7/17/2017)	18,755	18,755	11,004	0.4%
				18,755	11,004	0.4%
Naylor, LLC(4)	Florida / Media	Revolving Line of Credit — $2,500 Commitment (11.00% (LIBOR + 8.00% with 3.00% LIBOR floor), due 6/7/2017)(25)	—	—	—	0.0%
		Senior Secured Term Loan (11.00% (LIBOR + 8.00% with 3.00% LIBOR floor), due 6/7/2017)(3)	45,562	45,562	45,562	1.6%
				45,562	45,562	1.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2013 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			September 30, 2013 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

NCP Finance Limited Partnership(22), (23)	Ohio / Consumer Finance	Subordinated Secured Term Loan (11.00% (LIBOR + 9.75% with 1.25% LIBOR floor), due 9/30/2018) (4), (16)	$ 12,000	$ 11,760	$ 12,000	0.4%
				11,760	12,000	0.4%
New Century Transportation, Inc.	New Jersey / Transportation	Senior Subordinated Term Loan (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor) plus 3.00% PIK, due 2/3/2018)(3), (4)	45,467	45,467	43,832	1.5%
				45,467	43,832	1.5%
New Star Metals, Inc.	Indiana / Metal Services & Minerals	Senior Subordinated Term Loan (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor) plus 1.00% PIK, due 2/2/2018)(4)	50,405	50,405	50,405	1.7%
				50,405	50,405	1.7%
Nixon, Inc.	California / Durable Consumer Products	Senior Secured Term Loan (8.75% plus 2.75% PIK, due 4/16/2018)(16)	14,325	14,078	14,325	0.5%
				14,078	14,325	0.5%
NRG Manufacturing, Inc.	Texas / Manufacturing	Escrow Receivable		—	1,040	0.0%
				—	1,040	0.0%
Pegasus Business Intelligence, LP	Texas / Diversified Financial Services	Revolving Line of Credit — $2,500 Commitment (9.00% (LIBOR + 7.75% with 1.25% LIBOR floor), due 4/18/2014)(25)	—	—	—	0.0%
		Senior Secured Term Loan A (6.75% (LIBOR + 5.50% with 1.25% LIBOR floor), due 4/18/2018)	15,938	15,938	15,938	0.5%
		Senior Secured Term Loan B (13.75% (LIBOR + 12.50% with 1.25% LIBOR floor), due 4/18/2018)	15,938	15,938	15,938	0.5%
				31,876	31,876	1.0%
Octagon Investment Partners XV, Ltd. (22)	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest)	26,901	25,578	26,032	0.9%
				25,578	26,032	0.9%
Pelican Products, Inc.(16)	California / Durable Consumer Products	Subordinated Secured (11.50% (LIBOR + 10.00% with 1.50% LIBOR floor), due 6/14/2019)(3),(4)	15,000	14,736	15,000	0.5%
				14,736	15,000	0.5%
The Petroleum Place, Inc.	Colorado / Software & Computer Services	Second Lien Term Loan (10.00% (LIBOR + 8.75% with 1.25% LIBOR floor), due 5/20/2019)(4)	22,000	21,698	22,000	0.8%
				21,698	22,000	0.8%
Photonis Technologies SAS(22)	France / Aerospace & Defense	First Lien Term Loan (8.50% (LIBOR + 7.50% with 1.00% LIBOR floor), due 9/18/2019) (4), (16)	12,500	12,126	12,323	0.4%
				12,126	12,323	0.4%
Pinnacle (US) Acquisition Co Limited(16)	Texas / Software & Computer Services	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 8/3/2020)(4)	10,000	9,819	10,000	0.3%
				9,819	10,000	0.3%
Prince Mineral Holding Corp.	New York / Metal Services & Minerals	Senior Secured Term Loan (11.50%, due 12/15/2019)	10,000	9,892	10,000	0.3%
				9,892	10,000	0.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2013 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			September 30, 2013 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Progrexion Holdings, Inc.(4),(28)	Utah / Consumer Services	Senior Secured Term Loan (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor), due 9/14/2017)(3)	$ 240,277	$ 240,277	$ 240,277	8.3%
				240,277	240,277	8.3%
Rocket Software, Inc.(3), (4)	Massachusetts / Software & Computer Services	Second Lien Term Loan (10.25% (LIBOR + 8.75% with 1.50% LIBOR floor), due 2/8/2019)	20,000	19,729	19,738	0.7%
				19,729	19,738	0.7%
Royal Adhesives & Sealants, LLC	Indiana / Chemicals	Second Lien Term Loan (9.75% (LIBOR + 8.50% with 1.25% LIBOR floor), due 1/31/2019) (4), (16)	20,000	19,605	19,605	0.7%
				19,605	19,605	0.7%
Ryan, LLC(4)	Texas / Business Services	Subordinated Unsecured (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor) plus 3.00% PIK, due 6/30/2018)	70,000	70,000	70,000	2.4%
				70,000	70,000	2.4%
Sandow Media, LLC	Florida / Media	Senior Secured Term Loan (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor) plus 1.50% PIK, due 5/8/2018) (3), (4)	25,150	25,150	25,150	0.9%
				25,150	25,150	0.9%
SESAC Holdco II LLC	Tennessee / Media	Second Lien Term Loan (10.00% (LIBOR + 8.75% with 1.25% LIBOR floor), due 7/12/2019)(4), (16)	6,000	5,916	6,000	0.2%
				5,916	6,000	0.2%
Skillsoft Public Limited Company (22)	Ireland / Software & Computer Services	Senior Unsecured (11.125%, due 6/1/2018)	15,000	14,930	15,000	0.5%
				14,930	15,000	0.5%
Snacks Holding Corporation	Minnesota / Food Products	Series A Preferred Stock (4,021.45 shares)		56	56	0.0%
		Series B Preferred Stock (1,866.10 shares)		56	56	0.0%
		Warrant (to purchase 31,196.52 voting common shares, expires 11/12/2020)		479	484	0.0%
				591	596	0.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2013 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			September 30, 2013 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Spartan Energy Services, Inc. (3).	Louisiana / Energy	Senior Secured Term Loan (10.50% (LIBOR + 9.00% with 1.50% LIBOR floor), due 12/28/2017) (4))	$ 31,625	$ 31,625	$ 31,625	1.1%
				31,625	31,625	1.1%
Speedy Group Holdings Corp.	Canada / Consumer Finance	Senior Unsecured (12.00%, due 11/15/2017)(22)	15,000	15,000	15,000	0.5%
				15,000	15,000	0.5%
Sport Helmets Holdings, LLC(14)	New York / Personal & Nondurable Consumer Products	Escrow Receivable		—	395	0.0%
				—	395	0.0%
Stauber Performance Ingredients, Inc. (3), (4)	California / Food Products	Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 1/21/2016)	13,772	13,772	13,772	0.5%
		Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 5/21/2017)	10,172	10,172	10,172	0.3%
				23,944	23,944	0.8%
Stryker Energy, LLC	Ohio / Oil & Gas Production	Subordinated Secured Revolving Credit Facility — $50,300 Commitment (12.25% (LIBOR + 10.75% with 1.50% LIBOR floor) plus 3.75% PIK, in non-accrual status effective 12/1/2011, due 12/1/2015)(4), (25)	35,072	32,710	—	0.0%
		Overriding Royalty Interests(18)		—	—	0.0%
				32,710	—	0.0%
Symphony CLO IX Ltd.(22)	Cayman Islands / Diversified Financial Services	LP Certificates (Residual Interest))	45,500	40,525	45,705	1.6%
				40,525	45,705	1.6%
System One Holdings, LLC (3),(4)	Pennsylvania / Business Services	Senior Secured Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 12/31/2018)	48,000	48,000	48,000	1.6%
				48,000	48,000	1.6%
TB Corp. (3)	Texas / Consumer Service	Senior Subordinated Note (12.00% plus 1.50% PIK, due 12/18/2018)	23,451	23,451	23,451	0.8%
				23,451	23,451	0.8%
Targus Group International, Inc. (16)	California / Durable Consumer Products	First Lien Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor) plus 1.0% PIK, due 5/24/2016)(3),(4)	22,604	22,316	22,604	0.8%
				22,316	22,604	0.8%
TGG Medical Transitory, Inc.	New Jersey / Healthcare	Second Lien Term Loan (11.25% (LIBOR + 10.00% with 1.25% LIBOR floor), due 6/27/2018)(4), (16)	8,000	7,782	8,000	0.3%
				7,782	8,000	0.3%

See notes to consolidated financial statements

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2013 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			September 30, 2013 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Totes Isotoner Corporation	Ohio / Personal & Nondurable Consumer Products	Second Lien Term Loan (10.75%, (LIBOR + 9.25% with 1.50% LIBOR floor), due 1/8/2018)(3), (4)	$ 53,000	$ 52,828	$ 52,828	1.8%
				52,828	52,828	1.8%
Traeger Pellet Grills LLC(4)	Oregon / Durable Consumer Products	Revolving Line of Credit — $10,000 Commitment (9.00% (LIBOR + 7.00% with 2.00% LIBOR floor), due 6/18/2014)(25)	6,143	6,143	6,143	0.3%
		Senior Secured Term Loan A (6.50% (LIBOR + 4.50% with 2.00% LIBOR floor), due 6/18/2018)	29,775	29,775	29,775	1.0%
		Senior Secured Term Loan B (11.50% (LIBOR + 9.50% with 2.00% LIBOR floor), due 6/18/2018) (3)	29,925	29,925	29,925	1.0%
				65,843	65,843	2.3%
TransFirst Holdings, Inc.(4)	New York / Software & Computer Services	Second Lien Term Loan (11.00%, (LIBOR + 9.75% with 1.25% LIBOR floor), due 6/27/2018)	5,000	4,865	5,000	0.2%
				4,865	5,000	0.2%
United Bank Card, Inc. (d/b/a Harbortouch)	Pennsylvania / Business Services	Senior Secured Term Loan (11.50% (LIBOR + 9.50% with 2.00% LIBOR floor), due 9/5/2018) (4)	50,132	50,132	50,132	1.7%
				50,132	50,132	1.7%
United Sporting Companies, Inc.(5)	South Carolina / Durable Consumer Products	Second Lien Term Loan (12.75% (LIBOR + 11.00% with 1.75% LIBOR floor), due 5/16/2018) (3) ,(4)	160,000	160,000	160,000	5.5%
				160,000	160,000	5.5%
Water Pik, Inc. (16)	Colorado / Personal & Nondurable Consumer Products	Second Lien Term Loan (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 1/8/2021) (4)	11,000	10,574	10,574	0.4%
				10,574	10,574	0.4%
Wind River Resources Corporation(39)	Utah / Oil & Gas Production	Senior Secured Note (13.00% (LIBOR + 7.50% with 5.50% LIBOR floor) plus 3.00% default interest on principal, 16.00% default interest on past due interest, in non-accrual status effective 12/1/2008, past due)(4)	15,000	14,750	—	0.0%
		Net Profits Interest (5.00% payable on Equity distributions)(7)		—	—	0.0%
				14,750	—	0.0%
Total Non-control/Non-affiliate Investments (Level 3 Investments)				3,622,501	3,568,003	122.6%

Total Level 3 Portfolio Investments				4,642,225	4,553,000	156.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2013 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			September 30, 2013 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 1 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Dover Saddlery, Inc.	Massachusetts / Retail	Common Stock (30,974 shares)		$ 63	$ 136	0.0%
				63	136	0.0%
Total Non-control/Non-affiliate Investments (Level 1 Investments)				63	136	0.0%

Total Portfolio Investments				4,642,288	4,553,136	156.5%

SHORT TERM INVESTMENTS: Money Market Funds (Level 2 Investments)

Fidelity Institutional Money Market Funds — Government Portfolio (Class I)				138,573	138,573	4.8%
Fidelity Institutional Money Market Funds — Government Portfolio (Class I)(3)				13,422	13,422	0.4%
Victory Government Money Market Funds				—	—	0.0%

Total Money Market Funds				151,995	151,995	5.2%

Total Investments				$ 4,794,283	$4,705,131	161.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2013 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			June 30, 2013 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (greater than 25.00% voting control)(42)

AIRMALL USA, Inc.(27)	Pennsylvania / Property Management	Senior Secured Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor), due 6/30/2015)(3), (4)	$ 28,750	$ 28,750	$ 28,750	1.1%
		Senior Subordinated Term Loan (12.00% plus 6.00% PIK, due 12/31/2015)	12,500	12,500	12,500	0.5%
		Convertible Preferred Stock (9,919.684 shares)		9,920	9,920	0.4%
		Common Stock (100 shares)		—	3,478	0.1%
				51,170	54,648	2.1%
Ajax Rolled Ring & Machine, Inc.	South Carolina / Manufacturing	Senior Secured Note — Tranche A (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 3/30/2018)(3), (4)	19,737	19,737	19,737	0.7%
		Subordinated Unsecured Term Loan (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor) plus 6.00% PIK, due 3/30/2018)(4)	19,700	19,700	19,700	0.7%
		Convertible Preferred Stock — Series A (6,142.6 shares)		6,057	—	0.0%
		Unrestricted Common Stock (6 shares)		—	—	0.0%
				45,494	39,437	1.4%
APH Property Holdings, LLC(32)	Georgia / Real Estate	Senior Secured Note (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 10/24/2020)(4)	125,892	125,892	125,892	4.8%
		Common Stock (148,951 shares)		26,648	26,648	1.0.%
				152,540	152,540	5.8%
AWCNC, LLC(19)	North Carolina / Machinery	Members Units — Class A (1,800,000 units)		—	—	0.0%
		Members Units — Class B-1 (1 unit)		—	—	0.0%
		Members Units — Class B-2 (7,999,999 units)		—	—	0.0%
				—	—	0.0%
Borga, Inc.	California / Manufacturing	Revolving Line of Credit — $1,150 Commitment (5.00% (PRIME + 1.75%) plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)(4), (25)	1,150	1,095	586	0.0%
		Senior Secured Term Loan B (8.50% (PRIME + 5.25%) plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)(4)	1,611	1,501	—	0.0%
		Senior Secured Term Loan C (12.00% plus 4.00% PIK plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)	9,738	706	—	0.0%
		Common Stock (100 shares)(21)		—	—	0.0%
		Warrants (33,750 warrants)(21)		—	—	0.0%
				3,302	586	0.0%
CCPI Holdings, Inc.(33)	Ohio / Manufacturing	Senior Secured Note (10.00%, due 12/31/2017)(3)	17,663	17,663	17,663	0.7%
		Senior Secured Note (12.00% plus 7.00% PIK, due 6/30/2018)	7,659	7,659	7,659	0.3%
		Common Stock (100 shares)		8,581	7,977	0.3%
		Net Revenue Interest (4% of Net Revenue)		—	604	0.0%
				33,903	33,903	1.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2013 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			June 30, 2013 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (greater than 25.00% voting control)(42)

Credit Central Holdings of Delaware, LLC (22), (34)	Ohio / Consumer Finance	Senior Secured Revolving Credit Facility — $60,000 Commitment (20.00% (LIBOR + 18.50% with 1.50% LIBOR floor), due 12/31/2022)(4), (25)	$ 38,082	$ 38,082	$ 38,082	1.4%
		Common Stock (100 shares)		9,581	8,361	0.3%
		Net Revenue Interest (5% of Net Revenue)		—	4,019	0.2%
				47,663	50,462	1.9%
Energy Solutions Holdings, Inc.(8)	Texas / Gas Gathering and Processing	Junior Secured Note (18.00%, due 12/12/2016)	8,500	8,500	8,500	0.3%
		Senior Secured Note to Vessel Holdings LLC (18.00%, due 12/12/2016)	3,500	3,500	3,500	0.1%
		Subordinated Secured Note to Freedom Marine Holdings, LLC (12.00% (LIBOR + 6.11% with 5.89% LIBOR floor) plus 4.00% PIK, in non-accrual status effective 10/1/2010, past due) (4)	13,906	12,503	8,449	0.3%
		Senior Secured Debt to Yatesville Coal Holdings, Inc. (Non-accrual status effective 1/1/2009, past due)	1,449	1,449	—	0.0%
		Escrow Receivable		—	—	0.0%
		Common Stock (100 shares)		8,318	6,247	0.2%
				34,270	26,696	0.9%
First Tower Holdings of Delaware, LLC (22), (29)	Mississippi / Consumer Finance	Senior Secured Revolving Credit Facility — $400,000 Commitment (20.00% (LIBOR + 18.50% with 1.50% LIBOR floor), due 6/30/2022)(4), (25)	264,760	264,760	264,760	10.0%
		Common Stock (83,729,323 shares)		43,193	20,447	0.8%
		Net Revenue Interest (5% of Net Revenue & Distributions)		—	12,877	0.5%
				307,953	298,084	11.3%
Manx Energy, Inc. (“Manx”)(12)	Kansas / Oil & Gas Production	Senior Secured Note (13.00%, in non-accrual status effective 1/19/2010, past due)	500	500	346	0.0%
		Preferred Stock (6,635 shares)		—	—	0.0%
		Common Stock (17,082 shares)		—	—	0.0%
				500	346	0.0%
Nationwide Acceptance Holdings, LLC (22), (36)	Chicago / Consumer Finance	Senior Secured Revolving Credit Facility — $30,000 Commitment (20.00% (LIBOR + 18.50% with 1.50% LIBOR floor), due 1/31/2023)(4), (25)	21,308	21,308	21,308	0.8%
		Membership Units (100 shares)		3,843	2,142	0.1%
		Net Revenue Interest (5% of Net Revenue)		—	1,701	0.1%
				25,151	25,151	1.0%
NMMB Holdings, Inc. (24)	New York / Media	Senior Term Loan (14.00%, due 5/6/2016)	16,000	16,000	13,149	0.5%
		Senior Subordinated Term Loan (15.00%, due 5/6/2016)	2,800	2,800	—	0.0%
		Series A Preferred Stock (4,400 shares)		4,400	—	0.0%
				23,200	13,149	0.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2013 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			June 30, 2013 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (greater than 25.00% voting control)(42)

R-V Industries, Inc.	Pennsylvania / Manufacturing	Senior Subordinated Note (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 6/12/2018)(4)	$ 32,750	$ 32,750	$ 32,750	1.2%
		Warrants (200,000 warrants, expiring 6/30/2017)		1,682	6,796	0.3%
		Common Stock (545,107 shares)		5,087	18,522	0.7%
				39,519	58,068	2.2%
The Healing Staff, Inc.(9)	North Carolina / Contracting	Secured Promissory Notes (15.00%, in non-accrual status effective 12/22/2010, past due)	1,688	1,686	—	0.0%
		Senior Demand Note (15.00%, in non-accrual status effective 11/1/2010, past due)	1,170	1,170	—	0.0%
		Common Stock (1,000 shares)		975	—	0.0%
				3,831	—	0.0%
Valley Electric Holdings I, Inc. (35)	Washington / Construction & Engineering	Senior Secured Note (9.00% (LIBOR + 6.00%, with 3.00% LIBOR floor) plus 9.00% PIK, due 12/31/2018)(4)	34,063	34,063	34,063	1.3%
		Senior Secured Note (8.00% (LIBOR + 5.00% with 3.00% LIBOR floor) plus 2.50% PIK, due 12/31/2017)(3), (4)	10,026	10,026	10,026	0.4%
		Common Stock (50,000 shares)		9,526	8,288	0.3%
		Net Revenue Interest (5% of Net Revenue)		—	1,238	0.1%
				53,615	53,615	2.1%
Wolf Energy Holdings, Inc.(12), (37)	Kansas / Oil & Gas Production	Senior Secured Promissory Note secured by assets formerly owned by H&M (18.00%, in non-accrual status effective 4/15/2013, due 4/15/2018)	22,000	—	3,832	0.1%
		Appalachian Energy Holdings, LLC (“AEH”) — Senior Secured First Lien Note (8.00%, in non-accrual status effective 1/19/2010, past due)	2,642	2,000	546	0.0%
		Appalachian Energy Holdings, LLC (“AEH”) — Senior Secured First Lien Note (8.00%, in non-accrual status, past due)	51	50	51	0.0%
		Coalbed, LLC — Senior Secured Note (8.00%, in non-accrual status effective 1/19/2010, past due)(6)	7,930	5,990	—	0.0%
		Common Stock (100 shares)		—	—	0.0%
		Net Profits Interest (8.00% payable on Equity distributions)(7)		—	520	0.0%
				8,040	4,949	0.1%
		Total Control Investments		830,151	811,634	30.6%

Affiliate Investments (5.00% to 24.99% voting control)(43)

BNN Holdings Corp. (f/k/a Biotronic NeuroNetwork)	Michigan / Healthcare	Senior Secured Note (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor), due 12/17/2017)(3), (4)	29,550	29,550	29,550	1.1%
		Preferred Stock Series A (9,925.455 shares)(13)		2,300	2,832	0.1%
		Preferred Stock Series B (1,753.64 shares)(13)		579	533	0.0%
				32,429	32,915	1.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2013 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			June 30, 2013 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Affiliate Investments (5.00% to 24.99% voting control)(43)

Boxercraft Incorporated(20)	Georgia / Textiles & Leather	Senior Secured Term Loan A (10.00% plus 1.00% PIK, due 9/15/2015)	$ 1,712	$ 1,702	$ 1,712	0.1%
		Senior Secured Term Loan B (10.00% plus 1.00% PIK, due 9/15/2015)	4,892	4,809	4,892	0.2%
		Senior Secured Term Loan C (10.00% plus 1.00% PIK, due 9/15/2015)	2,371	2,371	2,371	0.1%
		Senior Secured Term Loan (10.00% plus 1.00% PIK, due 9/15/2015)	8,325	7,878	410	0.0%
		Preferred Stock (1,000,000 shares)		—	—	0.0%
		Common Stock (10,000 shares)		—	—	0.0%
		Warrants (1 warrant, expiring 8/31/2022)		—	—	0.0%
				16,760	9,385	0.4%
Smart, LLC(14)	New York / Diversified / Conglomerate Service	Membership Interest		—	143	0.0%
				—	143	0.0%
		Total Affiliate Investments		49,189	42,443	1.6%

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

ADAPCO, Inc.	Florida / Ecological	Common Stock (5,000 shares)		141	335	0.0%
				141	335	0.0%
Aderant North America, Inc.	Georgia / Software & Computer Services	Second Lien Term Loan (10.00% (LIBOR + 8.75% with 1.25% LIBOR floor), due 6/20/2019)(4)	7,000	6,900	7,000	0.3%
				6,900	7,000	0.3%
Aircraft Fasteners International, LLC	California / Machinery	Convertible Preferred Stock (32,500 units)		396	565	0.0%
				396	565	0.0%
ALG USA Holdings, LLC	Pennsylvania / Hotels, Restaurants & Leisure	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 2/28/2020)(4)	12,000	11,764	12,000	0.4%
				11,764	12,000	0.4%
Allied Defense Group, Inc.	Virginia / Aerospace & Defense	Common Stock (10,000 shares)		56	—	0.0%
				56	—	0.0%
American Gilsonite Company	Utah / Specialty Minerals	Second Lien Term Loan (11.50%, due 9/1/2017)	38,500	38,500	38,500	1.4%
		Membership Interest in AGC/PEP, LLC (99.9999%)(15)		—	4,058	0.2%
				38,500	42,558	1.6%
Apidos CLO VIII, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	19,730	19,931	19,718	0.7%
				19,931	19,718	0.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2013 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			June 30, 2013 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Apidos CLO IX, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	$ 20,525	$ 19,609	$ 19,294	0.7%
				19,609	19,294	0.7%
Apidos CLO XI, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	38,340	39,239	37,972	1.4%
				39,239	37,972	1.4%
Apidos CLO XII, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	44,063	43,480	40,294	1.5%
				43,480	40,294	1.5%
Arctic Glacier U.S.A, Inc.(4)	Canada / Food Products	Second Lien Term Loan (11.25% (LIBOR + 10.00% with 1.25% LIBOR floor), due 11/10/2019)	150,000	150,000	150,000	5.6%
				150,000	150,000	5.6%
Armor Holding II LLC(4), (16)	New York / Diversified Financial Services	Second Lien Term Loan (9.25% (LIBOR + 8.00% with 1.25% LIBOR floor), due 12/26/2020)	7,000	6,860	7,000	0.3%
				6,860	7,000	0.3%
Atlantis Healthcare Group (Puerto Rico), Inc.(4)	Puerto Rico / Healthcare	Revolving Line of Credit — $7,000 Commitment (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor), due 2/21/2014)(25), (26)	2,000	2,000	2,000	0.1%
		Senior Term Loan (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor), due 2/21/2018)(3)	39,352	39,352	39,352	1.5%
				41,352	41,352	1.6%
Babson CLO Ltd 2011-I(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	35,000	34,499	34,450	1.3%
				34,499	34,450	1.3%
Babson CLO Ltd 2012-IA(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	29,075	25,917	27,269	1.0%
				25,917	27,269	1.0%
Babson CLO Ltd 2012-IIA(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	27,850	28,863	27,510	1.0%
				28,863	27,510	1.0%
Blue Coat Systems, Inc. (16)	Massachusetts / Software & Computer Services	Second Lien Term Loan (9.50% (LIBOR + 8.50% with 1.00% LIBOR floor), due 6/28/2020)(4)	11,000	10,890	11,000	0.4%
				10,890	11,000	0.4%
Broder Bros., Co.	Pennsylvania / Textiles, Apparel & Luxury Goods	Senior Secured Notes (10.75% (LIBOR + 9.00% with 1.75% LIBOR floor), due 6/27/2018)(3), (4)	99,500	99,500	99,323	3.7%
				99,500	99,323	3.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2013 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			June 30, 2013 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Brookside Mill CLO Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	$ 26,000	$ 23,896	$ 23,743	0.9%
				23,896	23,743	0.9%
Byrider Systems Acquisition Corp. (22)	Indiana / Auto Finance	Senior Subordinated Notes (12.00% plus 2.00% PIK, due 11/3/2016)(3)	10,914	10,914	10,417	0.4%
				10,914	10,417	0.4%
Caleel + Hayden, LLC (14), (31)	Colorado / Personal & Nondurable Consumer Products	Membership Units (13,220 shares)		—	104	0.0%
		Escrow Receivable		—	137	0.0%
				—	241	0.0%
Capstone Logistics, LLC(4)	Georgia / Commercial Services	Senior Secured Term Loan A (6.50% (LIBOR + 5.00% with 1.50% LIBOR floor), due 9/16/2016)	97,291	97,291	97,291	3.7%
		Senior Secured Term Loan B (11.50% (LIBOR + 10.00% with 1.50% LIBOR floor), due 9/16/2016)(3)	100,000	100,000	100,000	3.8%
				197,291	197,291	7.5%
Cargo Airport Services USA, LLC	New York / Transportation	Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 3/31/2016) (3), (4)	43,977	43,977	44,417	1.7%
		Common Equity (1.6 units)		1,639	1,860	0.1%
				45,616	46,277	1.8%
Cent 17 CLO Limited(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	24,870	24,615	25,454	1.0%
				24,615	25,454	1.0%
CI Holdings(4)	Texas / Software & Computer Services	Senior Secured Term Loan (10.00% (LIBOR + 5.00% with 5.00% LIBOR floor), due 6/11/2019)	114,713	114,713	114,713	4.3%
				114,713	114,713	4.3%
CIFC Funding 2011-I, Ltd.(4), (22)	Cayman Islands / Diversified Financial Services	Secured Class D Notes (5.32% (LIBOR + 5.00%), due 1/19/2023)	19,000	15,029	15,844	0.6%
		Unsecured Class E Notes (7.32% (LIBOR + 7.00%), due 1/19/2023)	15,400	12,638	12,745	0.5%
				27,667	28,589	1.1%
Cinedigm DC Holdings, LLC (4)	New York / Software & Computer Services	Senior Secured Term Loan (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/31/2021)	70,595	70,595	70,595	2.7%
				70,595	70,595	2.7%
The Copernicus Group, Inc.	North Carolina / Healthcare	Escrow Receivable		—	130	0.0%
				—	130	0.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2013 (Unaudited) and June 30, 2013 (Audited)

(in thousands, except share data)

			June 30, 2013 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Correctional Healthcare Holding Company, Inc.	Colorado / Healthcare	Second Lien Term Loan (11.25%, due 1/11/2020)(3)	$ 27,100	$ 27,100	$ 27,100	1.0%
				27,100	27,100	1.0%
Coverall North America, Inc.	Florida / Commercial Services	Senior Secured Term Loan (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor), due 12/17/2017)(3), (4)	39,303	39,303	39,303	1.5%
				39,303	39,303	1.5%
CP Well Testing, LLC	Oklahoma / Oil & Gas Products	Senior Secured Term Loan (13.50% (LIBOR + 11.00% with 2.50% LIBOR floor), due 10/03/2017)(4)	19,125	19,125	19,125	0.7%
				19,125	19,125	0.7%
CRT MIDCO, LLC	Wisconsin / Media	Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 6/30/2017)(3), (4)	71,106	71,106	71,106	2.7%
				71,106	71,106	2.7%
Deltek, Inc.	Virginia / Software & Computer Services	Second Lien Term Loan (10.00% (LIBOR + 8.75% with 1.25% LIBOR floor), due 10/10/2019)(4)	12,000	11,833	12,000	0.5%
				11,833	12,000	0.5%
Diamondback Operating, LP	Oklahoma / Oil & Gas Production	Net Profits Interest (15.00% payable on Equity distributions)(7)		—	—	0.0%
				—	—	0.0%
Edmentum, Inc (f/k/a Archipelago Learning, Inc.)(4)	Minnesota / Consumer Services	Second Lien Term Loan (11.25% (LIBOR + 9.75% with 1.50% LIBOR floor), due 5/17/2019)	50,000	48,218	50,000	1.9%
				48,218	50,000	1.9%
EIG Investors Corp.	Massachusetts / Software & Computer Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 5/09/2020)(4), (16)	22,000	21,792	22,000	0.8%
				21,792	22,000	0.8%
Empire Today, LLC	Illinois / Durable Consumer Products	Senior Secured Note (11.375%, due 2/1/2017)	15,700	15,332	14,650	0.6%
				15,332	14,650	0.6%
EXL Acquisition Corp.	South Carolina / Biotechnology	Escrow Receivable	—	—	14	0.0%
				—	14	0.0%
Evanta Ventures, Inc. (11)	Oregon / Commercial Services	Subordinated Unsecured (12.00% plus 1.00% PIK, due 9/28/2018)	10,479	10,479	10,479	0.4%
				10,479	10,479	0.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2013 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			June 30, 2013 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Fairchild Industrial Products, Co.	North Carolina / Electronics	Escrow Receivable		$—	$149	0.0%
				—	149	0.0%
Fischbein, LLC	North Carolina / Machinery	Escrow Receivable		—	225	0.0%
				—	225	0.0%
Focus Brands, Inc. (4)	Georgia / Consumer Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 8/21/2018)	$18,000	17,731	18,000	0.7%
				17,731	18,000	0.7%
FPG, LLC	Illinois / Durable Consumer Products	Senior Secured Term Loan (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 1/20/2017)(4)	21,401	21,401	21,401	0.8%
		Common Stock (5,638 shares)		27	19	0.0%
				21,428	21,420	0.8%
Galaxy XII CLO, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	22,000	20,792	21,657	0.8%
				20,792	21,657	0.8%
Galaxy XV CLO, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	35,025	32,119	30,227	1.1%
				32,119	30,227	1.1%
Grocery Outlet, Inc.	California / Retail	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 6/17/2019)(4)	14,457	14,127	14,457	0.5%
				14,127	14,457	0.5%
Gulf Coast Machine & Supply Company	Texas / Manufacturing	Senior Secured Term Loan (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor), due 10/12/2017)(3), (4)	41,213	41,213	31,972	1.2%
				41,213	31,972	1.2%
Halcyon Loan Advisors Funding 2012-I, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	23,188	22,279	22,724	0.9%
				22,279	22,724	0.9%
Halcyon Loan Advisors Funding 2013-I, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	40,400	41,085	38,291	1.4%
				41,085	38,291	1.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2013 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			June 30, 2013 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Hoffmaster Group, Inc.(4)	Wisconsin / Personal & Nondurable Consumer Products	Second Lien Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 1/3/2019)	$ 20,000	$ 19,831	$ 19,598	0.7%
		Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 1/3/2019)	1,000	991	955	0.0%
				20,822	20,553	0.7%
ICON Health & Fitness, Inc.	Utah / Durable Consumer Products	Senior Secured Note (11.875%, due 10/15/2016)(3)	43,100	43,310	33,929	1.3%
				43,310	33,929	1.3%
IDQ Holdings, Inc.	Texas / Automobile	Senior Secured Note (11.50%, due 4/1/2017)	12,500	12,300	12,500	0.5%

				12,300	12,500	0.5%
ING IM CLO 2012-II, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	38,070	34,904	36,848	1.4%
				34,904	36,848	1.4%
ING IM CLO 2012-III, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	46,632	44,454	46,361	1.7%
				44,454	46,361	1.7%
ING IM CLO 2012-IV, Ltd.(22)	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest)	40,613	39,255	41,153	1.5%
				39,255	41,153	1.5%
Injured Workers Pharmacy LLC	Massachusetts / Healthcare	Second Lien Debt (11.50% (LIBOR + 7.00% with 4.50% LIBOR floor) plus 1.00% PIK, due 5/31/2019)(3), (4)	22,430	22,430	22,430	0.8%
				22,430	22,430	0.8%
Interdent, Inc.(4)	California / Healthcare	Senior Secured Term Loan A (8.00% (LIBOR + 6.50% with 1.50% LIBOR floor), due 8/3/2017)	53,475	53,475	53,475	2.0%
		Senior Secured Term Loan B (13.00% (LIBOR + 10.00% with 3.00% LIBOR floor), due 8/3/2017)(3)	55,000	55,000	55,000	2.1%
				108,475	108,475	4.1%
JHH Holdings, Inc.	Texas / Healthcare	Second Lien Debt (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor) plus 1.50% PIK, due 6/23/2018)(3), (4)	16,119	16,119	16,119	0.6%
				16,119	16,119	0.6%
LaserShip, Inc.(4)	Virginia / Transportation	Revolving Line of Credit — $5,000 Commitment (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 12/21/2014)(25)	—	—	—	0.0%
		Senior Secured Term Loan (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 12/21/2017)(3)	37,031	37,031	37,031	1.4%
				37,031	37,031	1.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2013 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			June 30, 2013 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

LCM XIV CLO Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	$ 26,500	$ 25,838	$ 25,838	1.0%
				25,838	25,838	1.0%
LHC Holdings Corp.	Florida / Healthcare	Revolving Line of Credit — $750 Commitment (8.50% (LIBOR + 6.00% with 2.50% LIBOR floor), due 5/31/2015)(4), (25), (26)	—	—	—	0.0%
		Senior Subordinated Debt (10.50%, due 5/31/2015)(3)	2,865	2,865	2,865	0.1%
		Membership Interest (125 units)		216	245	0.0%
				3,081	3,110	0.1%
Madison Park Funding IX, Ltd.(22)	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest)	31,110	26,401	26,596	1.0%
				26,401	26,596	1.0%
Material Handling Services, LLC (4)	Ohio / Business Services	Senior Secured Term Loan (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor), due 7/5/2017) (3)	27,580	27,580	27,199	1.0%
		Senior Secured Term Loan (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor), due 12/21/2017)	37,959	37,959	37,035	1.4%
				65,539	64,234	2.4%
Maverick Healthcare, LLC	Arizona / Healthcare	Preferred Units (1,250,000 units)		1,252	780	0.0%
		Common Units (1,250,000 units)		—	—	0.0%
				1,252	780	0.0%
Mountain View CLO 2013-I Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	43,650	44,235	43,192	1.6%
				44,235	43,192	1.6%
Medical Security Card Company, LLC(4)	Arizona / Healthcare	Revolving Line of Credit — $1,500 Commitment (9.50% (LIBOR + 7.00% with 2.50% LIBOR floor), due 2/1/2016)(25)	—	—	—	0.0%
		First Lien Term Loan (11.25% (LIBOR + 8.75% with 2.50% LIBOR floor), due 2/1/2016)(3)	13,427	13,427	13,427	0.5%
				13,427	13,427	0.5%
National Bankruptcy Services, LLC (3), (4)	Texas / Diversified Financial Services	Senior Subordinated Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor) plus 1.50% PIK, due 7/17/2017)	18,683	18,683	16,883	0.6%
				18,683	16,883	0.6%
Naylor, LLC(4)	Florida / Media	Revolving Line of Credit — $2,500 Commitment (11.00% (LIBOR + 8.00% with 3.00% LIBOR floor), due 6/7/2017)(25)	—	—	—	0.0%
		Senior Secured Term Loan (11.00% (LIBOR + 8.00% with 3.00% LIBOR floor), due 6/7/2017)(3)	46,170	46,170	46,170	1.7%
				46,170	46,170	1.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2013 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			June 30, 2013 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

New Century Transportation, Inc.	New Jersey / Transportation	Senior Subordinated Term Loan (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor) plus 3.00% PIK, due 2/3/2018)(3), (4)	$ 45,120	$ 45,120	$ 44,166	1.7%
				45,120	44,166	1.7%
New Star Metals, Inc.	Indiana / Metal Services & Minerals	Senior Subordinated Term Loan (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor) plus 1.00% PIK, due 2/2/2018)(4)	50,274	50,274	50,274	1.9%
				50,274	50,274	1.9%
Nixon, Inc.	California / Durable Consumer Products	Senior Secured Term Loan (8.75% plus 2.75% PIK, due 4/16/2018)(16)	15,509	15,252	14,992	0.6%
				15,252	14,992	0.6%
NRG Manufacturing, Inc.	Texas / Manufacturing	Escrow Receivable		—	3,618	0.1%
				—	3,618	0.1%
Pegasus Business Intelligence, LP(4)	Texas / Diversified Financial Services	Revolving Line of Credit — $2,500 Commitment (9.00% (LIBOR + 7.75% with 1.25% LIBOR floor), due 4/18/2014)(25)	—	—	—	0.0%
		Senior Secured Term Loan A (6.75% (LIBOR + 5.50% with 1.25% LIBOR floor), due 4/18/2018)	15,938	15,938	15,938	0.6%
		Senior Secured Term Loan B (13.75% (LIBOR + 12.50% with 1.25% LIBOR floor), due 4/18/2018)	15,938	15,938	15,938	0.6%
				31,876	31,876	1.2%
Octagon Investment Partners XV, Ltd. (22)	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest)	26,901	26,919	25,515	1.0%
				26,919	25,515	1.0%
Pelican Products, Inc.(16)	California / Durable Consumer Products	Subordinated Secured (11.50% (LIBOR + 10.00% with 1.50% LIBOR floor), due 6/14/2019)(3), (4)	15,000	14,729	15,000	0.6%
				14,729	15,000	0.6%
Pinnacle (US) Acquisition Co Limited(16)	Texas / Software & Computer Services	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 8/3/2020)(4)	10,000	9,815	10,000	0.4%
				9,815	10,000	0.4%
Pre-Paid Legal Services, Inc.(16)	Oklahoma / Consumer Services	Senior Subordinated Term Loan (11.50% (PRIME + 8.25%), due 12/31/2016)(3), (4)	5,000	5,000	5,000	0.2%
				5,000	5,000	0.2%
Prince Mineral Holding Corp.	New York / Metal Services & Minerals	Senior Secured Term Loan (11.50%, due 12/15/2019)	10,000	9,888	10,000	0.4%
				9,888	10,000	0.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2013 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			June 30, 2013 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Progrexion Holdings, Inc.(4), (28)	Utah / Consumer Services	Senior Secured Term Loan (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor), due 9/14/2017)(3)	$ 241,033	$ 241,033	$ 241,033	9.1%
				241,033	241,033	9.1%
Rocket Software, Inc.(3), (4)	Massachusetts / Software & Computer Services	Second Lien Term Loan (10.25% (LIBOR + 8.75% with 1.50% LIBOR floor), due 2/8/2019)	20,000	19,719	20,000	0.8%
				19,719	20,000	0.8%
Royal Adhesives & Sealants, LLC	Indiana / Chemicals	Senior Subordinated Unsecured Term Loan (12.00% plus 2.00% PIK, due 11/29/2016)	28,364	28,364	28,648	1.1%
				28,364	28,648	1.1%
Ryan, LLC(4)	Texas / Business Services	Subordinated Secured (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor) plus 3.00% PIK, due 6/30/2018)	70,000	70,000	70,000	2.6%
				70,000	70,000	2.6%
Sandow Media, LLC	Florida / Media	Senior Secured Term Loan (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor) plus 1.50% PIK, due 5/8/2018)(4)	24,900	24,900	24,900	0.9%
				24,900	24,900	0.9%
Seaton Corp.(3), (4)	Illinois / Business Services	Subordinated Secured (12.50% (LIBOR + 9.00% with 3.50% LIBOR floor) plus 2.00% PIK, due 3/14/2014)	3,305	3,249	3,305	0.1%
		Subordinated Secured (12.50% (LIBOR + 9.00% with 3.50% LIBOR floor) plus 2.00% PIK, due 3/14/2015)	10,005	10,005	10,005	0.4%
				13,254	13,310	0.5%
SESAC Holdco II LLC(16)	Tennessee / Media	Second Lien Term Loan (10.00% (LIBOR + 8.75% with 1.25% LIBOR floor), due 7/12/2019)(4)	6,000	5,914	6,000	0.2%
				5,914	6,000	0.2%
Skillsoft Public Limited Company (22)	Ireland / Software & Computer Services	Senior Unsecured (11.125%, due 6/1/2018)	15,000	14,927	15,000	0.6%
				14,927	15,000	0.6%
Snacks Holding Corporation	Minnesota / Food Products	Series A Preferred Stock (4,021.45 shares)		56	56	0.0%
		Series B Preferred Stock (1,866.10 shares)		56	56	0.0%
		Warrant (to purchase 31,196.52 voting common shares, expires 11/12/2020)		479	484	0.0%
				591	596	0.0%
Southern Management Corporation (22), (30)	South Carolina / Consumer Finance	Second Lien Term Loan (12.00% plus 5.00% PIK, due 5/31/2017)	17,565	17,565	18,267	0.7%
				17,565	18,267	0.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2013 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			June 30, 2013 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Spartan Energy Services, Inc.(3), (4)	Louisiana / Energy	Senior Secured Term Loan (10.50% (LIBOR + 9.00% with 1.50% LIBOR floor), due 12/28/2017)	$ 29,625	$ 29,625	$ 29,625	1.1%
				29,625	29,625	1.1%
Speedy Group Holdings Corp.	Canada / Consumer Finance	Senior Unsecured (12.00%, due 11/15/2017)(22)	15,000	15,000	15,000	0.6%
				15,000	15,000	0.6%
Sport Helmets Holdings, LLC(14)	New York / Personal & Nondurable Consumer Products	Escrow Receivable		—	389	0.0%
				—	389	0.0%
Stauber Performance Ingredients, Inc. (3), (4)	California / Food Products	Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 1/21/2016)	16,594	16,594	16,594	0.6%
		Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 5/21/2017)	10,238	10,238	10,238	0.4%
				26,832	26,832	1.0%
Stryker Energy, LLC	Ohio / Oil & Gas Production	Subordinated Secured Revolving Credit Facility — $50,300 Commitment (8.50% (LIBOR + 7.00% with 1.50% LIBOR floor) plus 3.75% PIK, in non-accrual status effective 12/1/2011, due 12/1/2015)(4), (25)	34,738	32,711	—	0.0%
		Overriding Royalty Interests(18)		—	—	0.0%
				32,711	—	0.0%
Symphony CLO, IX Ltd.(22)	Cayman Islands / Diversified Financial Services	LP Certificates (Residual Interest)	45,500	42,289	43,980	1.7%
				42,289	43,980	1.7%
System One Holdings, LLC (3), (4)	Pennsylvania / Business Services	Senior Secured Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 12/31/2018)	32,000	32,000	32,000	1.2%
				32,000	32,000	1.2%
TB Corp. (3)	Texas / Consumer Service	Senior Subordinated Note (12.00% plus 1.50% PIK, due 12/18/2018)	23,361	23,361	23,361	0.9%
				23,361	23,361	0.9%
Targus Group International, Inc. (16)	California / Durable Consumer Products	First Lien Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 5/25/2016)(3), (4)	23,520	23,209	23,520	0.9%
				23,209	23,520	0.9%
TGG Medical Transitory, Inc.	New Jersey / Healthcare	Second Lien Term Loan (11.25% (LIBOR + 10.00% with 1.25% LIBOR floor), due 6/27/2018)(4), (16)	8,000	7,773	8,000	0.3%
				7,773	8,000	0.3%

See notes to consolidated financial statements

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2013 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			June 30, 2013 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

The Petroleum Place, Inc.	Colorado / Software & Computer Services	Second Lien Term Loan (10.00% (LIBOR + 8.75% with 1.25% LIBOR floor), due 5/20/2019)(4)	$ 22,000	$ 21,690	$ 22,000	0.8%
				21,690	22,000	0.8%
Totes Isotoner Corporation	Ohio / Nondurable Consumer Products	Second Lien Term Loan (10.75%, (LIBOR + 9.25% with 1.50% LIBOR floor), due 1/8/2018)(3), (4)	39,000	39,000	39,000	1.5%
				39,000	39,000	1.5%
Traeger Pellet Grills LLC(4)	Oregon / Durable Consumer Products	Revolving Line of Credit — $10,000 Commitment (9.00% (LIBOR + 7.00% with 2.00% LIBOR floor), due 6/18/2014)(25)	6,143	6,143	6,143	0.3%
		Senior Secured Term Loan A (6.50% (LIBOR + 4.50% with 2.00% LIBOR floor), due 6/18/2018)	30,000	30,000	30,000	1.1%
		Senior Secured Term Loan B (11.50% (LIBOR + 9.50% with 2.00% LIBOR floor), due 6/18/2018)	30,000	30,000	30,000	1.1%
				66,143	66,143	2.5%
TransFirst Holdings, Inc.(4)	New York / Software & Computer Services	Second Lien Term Loan (11.00%, (LIBOR + 9.75% with 1.25% LIBOR floor), due 6/27/2018)	5,000	4,860	5,000	0.2%
				4,860	5,000	0.2%
United Sporting Companies, Inc.(5)	South Carolina / Durable Consumer Products	Second Lien Term Loan (12.75% (LIBOR + 11.00% with 1.75% LIBOR floor), due 5/16/2018)(4)	160,000	160,000	160,000	6.0%
				160,000	160,000	6.0%
Wind River Resources Corp. and Wind River II Corp.	Utah / Oil & Gas Production	Senior Secured Note (13.00% (LIBOR + 7.50% with 5.50% LIBOR floor) plus 3.00% default interest on principal, 16.00% default interest on past due interest, in non-accrual status effective 12/1/2008, past due)(4)	15,000	14,750	—	0.0%
		Net Profits Interest (5.00% payable on Equity distributions)(7)		—	—	0.0%
				14,750	—	0.0%
	Total Non-control/Non-affiliate Investments (Level 3 Investments)			3,376,375	3,318,663	124.9%

		Total Level 3 Portfolio Investments		4,255,715	4,172,740	157.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2013 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			June 30, 2013 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 1 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Dover Saddlery, Inc.	Massachusetts / Retail	Common Stock (30,974 shares)		$ 63	$ 112	0.0%
				63	112	0.0%
Total Non-control/Non-affiliate Investments (Level 1 Investments)				63	112	0.0%

Total Portfolio Investments				4,255,778	4,172,852	157.1%

SHORT TERM INVESTMENTS: Money Market Funds (Level 2 Investments)

Fidelity Institutional Money Market Funds — Government Portfolio (Class I)				83,456	83,456	3.1%
Fidelity Institutional Money Market Funds — Government Portfolio (Class I)(3)				49,804	49,804	1.9%
Victory Government Money Market Funds				10,002	10,002	0.4%

		Total Money Market Funds		143,262	143,262	5.4%

		Total Investments		$ 4,399,040	$ 4,316,114	162.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2013 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

Endnote Explanations for the Consolidated Schedule of Investments as of September 30, 2013 and June 30, 2013

(1)

The securities in which Prospect Capital Corporation (“we”, “us” or “our”) has invested were acquired in transactions that were exempt from registration under the Securities Act of 1933, as amended, or the “Securities Act.” These securities may be resold only in transactions that are exempt from registration under the Securities Act.

(2)

Fair value is determined by or under the direction of our Board of Directors. As of September 30, 2013 and June 30, 2013, one of our portfolio investments, Dover Saddlery, Inc. (“Dover”), was publicly traded and classified as Level 1 within the valuation hierarchy established by Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”). As of September 30, 2013 and June 30, 2013, the fair value of our remaining portfolio investments was determined using significant unobservable inputs. ASC 820 classifies such inputs used to measure fair value as Level 3 within the valuation hierarchy. Our investments in money market funds are classified as Level 2. See Notes 2 and 3 within the accompanying notes to consolidated financial statements for further discussion.

(3)

Security, or a portion thereof, is held by Prospect Capital Funding LLC (“PCF”), our wholly-owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral for the revolving credit facility and such security is not available as collateral to our general creditors (see Note 4). The fair values of these investments held by PCF at September 30, 2013 and June 30, 2013 were $884,267 and $883,114, respectively; they represent 18.8% and 20.5% of total investments at fair value, respectively.

(4)	Security, or portion thereof, has a floating interest rate which may be subject to a LIBOR or PRIME floor. Stated interest rate was in effect at September 30, 2013 and June 30, 2013.

(5)

Ellett Brothers, LLC, Evans Sports, Inc., Jerry’s Sports, Inc., Simmons Gun Specialties, Inc., Bonitz Brothers, Inc., and Outdoor Sports Headquarters, Inc. are joint borrowers on our second lien loan. United Sporting Companies, Inc. is a parent guarantor of this debt investment.

(6)

During the quarter ended December 31, 2009, we created two new entities, Coalbed Inc. and Coalbed LLC, to foreclose on the outstanding senior secured loan and assigned rights and interests of Conquest Cherokee, LLC (“Conquest”) as a result of the deterioration of Conquest’s financial performance and inability to service debt payments. We own 1,000 shares of common stock in Coalbed Inc., representing 100% of the issued and outstanding common stock. Coalbed Inc., in turn, owns 100% of the membership interest in Coalbed LLC.

On October 21, 2009, Coalbed LLC foreclosed on the loan formerly made to Conquest. On January 19, 2010, as part of the Manx rollup, the Coalbed LLC assets and loan were assigned to Manx, the holding company. On June 30, 2012, Manx reassigned our investment in Coalbed to Wolf Energy Holdings, Inc. (“Wolf”), a newly-formed, separately owned holding company. Our Board of Directors set the fair value at zero for the loan position in Coalbed LLC investment as of September 30, 2013 and June 30, 2013.

(7)	In addition to the stated returns, the net profits interest held will be realized upon sale of the borrower or a sale of the interests.

(8)

During the quarter ended December 31, 2011, our ownership of Change Clean Energy Holdings, Inc. (“CCEHI”) and Change Clean Energy, Inc. (“CCEI”), Freedom Marine Holding, Inc. (“Freedom Marine”) and Yatesville Coal Holdings, Inc. (“Yatesville”) was transferred to Energy Solutions Holdings, Inc. (f/k/a Gas Solutions Holdings, Inc.) (“Energy Solutions”) to consolidate all of our energy holdings under one management team. We own 100% of Energy Solutions.

(9)

Entity was formed as a result of the debt restructuring of ESA Environmental Specialist, Inc. In early 2009, we foreclosed on the two loans on non-accrual status and purchased the underlying personal and real property. We own 1,000 shares of common stock in The Healing Staff, Inc. (f/k/a Lisamarie Fallon, Inc.) (“THS), representing 100% ownership. We own 1,500 shares of Vets Securing America, Inc. (“VSA”), representing 100% ownership.

During the three months ended December 31, 2012, we determined that the impairment of Integrated Contract Services, Inc. (“ICS”) was other-than-temporary and recorded a realized loss of $12,198 for the amount that the amortized cost exceeded the fair value. Our remaining investment in THS, an affiliate of ICS, was valued at zero as of September 30, 2013 and continues to provide staffing solutions for health care facilities and security staffing.

(10)

GTP Operations, LLC (formerly known as CI (Transplace) Holdings, LLC), Transplace, LLC, CI (Transplace) International, LLC, Transplace Freight Services, LLC, Transplace Texas, LP, Transplace Stuttgart, LP, Transplace International, Inc., Celtic International, LLC, and Treetop Merger Sub, LLC are joint borrowers on our senior secured investment.

(11)	Evanta Ventures, Inc. and Sports Leadership Institute, Inc. are joint borrowers on our investment.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2013 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

Endnote Explanations for the Consolidated Schedule of Investments as of September 30, 2013 and June 30, 2013 (Continued)

(12)

On January 19, 2010, we modified the terms of our senior secured debt in AEH and Coalbed in conjunction with the formation of Manx Energy, Inc. (“Manx”), a new entity consisting of the assets of AEH, Coalbed and Kinley Exploration. The assets of the three companies were brought under new common management. We funded $2,800 at closing to Manx to provide for working capital. A portion of our loans to AEH and Coalbed was exchanged for Manx preferred equity, while our AEH equity interest was converted into Manx common stock. There was no change to fair value at the time of restructuring. On June 30, 2012, Manx reassigned our investments in Coalbed and AEH to Wolf, a newly-formed, separately owned holding company. We continue to fully reserve any income accrued for Manx. During the quarter ended June 30, 2013, we determined that the impairment of Manx was other-than-temporary and recorded a realized loss of $9,397 for the amount that the amortized cost exceeded the fair value. The Board of Directors set the fair value of our investment in Manx at $413 and $346 as of September 30, 2013 and June 30, 2013, respectively.

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

(16)	Syndicated investment which had been originated by another financial institution and broadly distributed.

(17)	Our wholly-owned entity, MITY Holdings of Delaware Inc., owns 98.6% (42,053 common shares) of MITY Enterprises, Inc., the operating company.

(18)	The overriding royalty interests held receive payments at the stated rates based upon operations of the borrower.

(19)

On December 31, 2009, we sold our investment in Aylward Enterprises, LLC. AWCNC, LLC is the remaining holding company with zero assets. Our remaining outstanding debt after the sale was written off on December 31, 2009 and no value has been assigned to the equity position as of September 30, 2013 and June 30, 2013.

(20)	We own a warrant to purchase 3,755,000 shares of Series A Preferred Stock, 625,000 shares of Series B Preferred Stock, and 43,800 shares of Voting Common Stock in Boxercraft Incorporated.

(21)

We own warrants to purchase 33,750 shares of common stock in Metal Buildings Holding Corporation (“Metal Buildings”), the former holding company of Borga, Inc. Metal Buildings owned 100% of Borga, Inc.

On March 8, 2010, we foreclosed on the stock in Borga, Inc. that was held by Metal Buildings, obtaining 100% ownership of Borga, Inc.

(22)

Certain investments that we have determined are not “qualifying” assets under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. We monitor the status of these assets on an ongoing basis.

(23)	NCP Finance Limited Partnership, NCP Finance Ohio, LLC and certain affiliates thereof, are joint borrowers on our subordinated secured investment.

(24)

On May 6, 2011, we made a secured first lien $24,250 debt investment to NMMB Acquisition, Inc., a $2,800 secured debt and $4,400 equity investment to NMMB Holdings, Inc. We own 100% of the Series A Preferred Stock in NMMB Holdings, Inc. NMMB Holdings, Inc. owns 100% of the Convertible Preferred in NMMB Acquisition, Inc. NMMB Acquisition, Inc. has a 5.8% dividend rate which is paid to NMMB Holdings, Inc. Our fully diluted ownership in NMMB Holdings, Inc. is 100% as of September 30, 2013 and June 30, 2013. Our fully diluted ownership in NMMB Acquisition, Inc. is 83.5% as of September 30, 2013 and June 30, 2013.

(25)

Undrawn committed revolvers incur commitment and unused fees ranging from 0.50% to 2.00%. As of September 30, 2013 and June 30, 2013, we had $206,684 and $202,518 of undrawn revolver commitments to our portfolio companies, respectively.

(26)

Stated interest rates are based on September 30, 2013 and June 30, 2013 one month or three month Libor rates plus applicable spreads based on the respective credit agreements. Interest rates are subject to change based on actual elections by the borrower for a Libor rate contract or Base Rate contract when drawing on the revolver.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2013 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

Endnote Explanations for the Consolidated Schedule of Investments as of September 30, 2013 and June 30, 2013 (Continued)

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

(29)	Our wholly-owned entity, First Tower Holdings of Delaware, LLC, owns 80.1% of First Tower Holdings LLC, which owns 100% of First Tower, LLC, the operating company.

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

(31)	We own 2.8% (13,220 shares) of the Mineral Fusion Natural, LLC, a subsidiary of Caleel + Hayden, common and preferred interest.

(32)	Our wholly-owned entity, APH Property Holdings, LLC, owns 100% of the common equity of American Property Holdings Corp., a REIT which holds investments in several real estate properties.

(33)	Our wholly-owned entity, CCPI Holdings Inc., owns 95.13% of CCPI Inc., the operating company.

(34)

Our wholly-owned entity, Credit Central Holdings of Delaware, LLC, owns 74.8% of Credit Central Holdings, LLC, which owns 100% of each of Credit Central, LLC, Credit Central South, LLC, Credit Central of Texas, LLC, and Credit Central of Tennessee, LLC, the operating companies.

(35)

Our wholly-owned entity, Valley Electric Holdings I, Inc. (“HoldCo”), owns 100% of Valley Electric Holdings II, Inc. (“Valley II”). Valley II owns 96.3% of Valley Electric Co. of Mt. Vernon, Inc. (“OpCo”), the operating company. Our debt investments are with both HoldCo and OpCo.

(36)	Our wholly-owned entity, Nationwide Acceptance Holdings, LLC, owns 93.8% of Nationwide Acceptance LLC, the operating company.

(37)

On April 15, 2013, assets previously held by H&M were assigned to Wolf in exchange for a $66,000 term loan secured by the assets. The cost basis in this loan of $44,632 was determined in accordance with ASC 310-40, Troubled Debt Restructurings by Creditors, and was equal to the fair value of assets at the time of transfer resulting in a capital loss of $19,647 in connection with the foreclosure on the assets. On May 17, 2013, Wolf sold the assets located in Martin County, which were previously held by H&M, for $66,000. Proceeds from the sale were primarily used to repay the loan and net profits interest receivable due to us resulting in a realized capital gain of $11,826. We received $3,960 of structuring and advisory fees from Wolf during the year ended June 30, 2013 related to the sale and $991 under the net profits interest agreement which was recognized as other income during the fiscal year ended June 30, 2013.

(38)

Our wholly-owned entity, CP Holdings of Delaware LLC, owns 82.9% of CP Energy Services Inc., which owns 100% of CP Well Testing Holding Company, LLC and 100% of Fluid Management Holdings, Inc., the operating companies.

(39)	Wind River Resources Corporation and Wind River II Corporation (collectively, “Wind River”) are joint borrowers on our senior secured loan.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2013 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

Endnote Explanations for the Consolidated Schedule of Investments as of September 30, 2013 and June 30, 2013 (Continued)

(40)

As defined in the 1940 Act, we are deemed to be an “Affiliated Company” and “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities and we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Our transactions with these portfolio companies during the quarter ended September 30, 2013 are as follows:

Company	Purchases	Redemptions	Sales	Interest income	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
AIRMALL USA, Inc.	$—	$150	$—	$1,457	$7,000	$—	$—	$(3,088)
Ajax Rolled Ring & Machine, Inc.	—	100	—	1,408	—	—	—	(11,560)
APH Property Holdings, LLC	—	—	—	3,700	—	320	—	—
AWCNC, LLC	—	—	—	—	—	—	—	—
Borga, Inc.	—	—	—	—	—	—	—	(24)
CCPI Holdings Inc.	—	113	—	826	—	35	—	(141)
CP Holdings of Delaware LLC	94,014	—	—	2,176	—	1,864	—	(1,992)
Credit Central Holdings of Delaware, LLC	—	—	—	1,967	—	119	—	2,897
Energy Solutions Holdings, Inc.	—	4,250	—	2,935	—	—	—	1,143
First Tower Holdings of Delaware, LLC	—	—	—	13,532	—	699	—	15,589
The Healing Staff, Inc.	—	—	—	—	—	5,000	—	—
Manx Energy, Inc.	—	—	—	—	—	—	—	67
MITY Holdings of Delaware Inc.	47,985	—	—	198	—	1,049	—	—
Nationwide Acceptance Holdings, LLC	—	—	—	1,089	—	106	—	1,869
NMMB Holdings, Inc.	—	—	—	679	—	—	—	(2,422)
R-V Industries, Inc.	—	—	—	819	75	—	—	(155)
Valley Electric Holdings I, Inc.	—	50	—	1,847	—	28	—	(6,801)
Wolf Energy Holdings, Inc.	—	—	—	—	—	—	—	307
Total	$141,999	$4,663	$—	$32,633	$7,075	$9,221	$—	$(4,311)

(41)

As defined in the 1940 Act, we are deemed to be an “Affiliated Company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities and we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Our transactions with these portfolio companies during the quarter ended September 30, 2013 are as follows:

Company	Purchases	Redemptions	Sales	Interest income	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
BNN Holdings Corp. (f/k/a Biotronic NeuroNetwork)	$—	$—	$—	$755	$—	$—	$—	$(1,176)
Boxercraft Incorporated	—	—	—	741	—	2	—	(4,152)
Smart, LLC	—	—	—	—	—	—	—	175
Total	$—	$—	$—	$1,496	$—	$2	$—	$(5,153)

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS – (CONTINUED)
September 30, 2013 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

Endnote Explanations for the Consolidated Schedule of Investments as of September 30, 2013 and June 30, 2013 (Continued)

(42)

As defined in the 1940 Act, we are deemed to be an “Affiliated Company” and “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities and we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Our transactions with these portfolio companies during the year ended June 30, 2013 are as follows:

Company	Purchases	Redemptions	Sales	Interest income	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
AIRMALL USA, Inc.	$—	$600	$—	$5,822	$—	$—	$—	$7,266
Ajax Rolled Ring & Machine, Inc.	23,300	19,065	—	5,176	—	155	—	(17,208)
APH Property Holdings, LLC	151,648	—	—	2,898	—	4,650	—	—
AWCNC, LLC	—	—	—	—	—	—	—	—
Borga, Inc.	150	—	—	—	—	—	—	(232)
CCPI Holdings, Inc.	34,081	338	—	1,792	—	607	—	—
Credit Central Holdings of Delaware, LLC	47,663	—	—	3,893	—	1,680	—	2,799
Energy Solutions Holdings, Inc.	—	28,500	475	24,809	53,820	—	—	(71,198)
First Tower Holdings of Delaware, LLC	20,000	—	—	52,476	—	2,426	—	(9,869)
The Healing Staff, Inc.	975	—	894	2	—	—	(12,117)	12,117
Manx Energy, Inc.	—	—	—	—	—	—	(9,397)	18,865
Nationwide Acceptance Holdings, LLC	25,151	—	—	1,787	—	884	—	—
NMMB Holdings, Inc.	—	—	5,700	3,026	—	—	—	(5,903)
R-V Industries, Inc.	32,750	—	—	781	24,462	143	—	1,463
Valley Electric Holdings I, Inc.	52,098	—	100	3,511	—	1,325	—	—
Wolf Energy Holdings, Inc.	50	—	—	452	—	4,951	11,826	(3,092)
Total	$387,866	$48,503	$7,169	$106,425	$78,282	$16,821	$(9,688)	$(64,992)

(43)

As defined in the 1940 Act, we are deemed to be an “Affiliated Company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities and we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Our transactions with these portfolio companies during the year ended June 30, 2013 are as follows:

Company	Purchases	Redemptions	Sales	Interest income	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
BNN Holdings Corp. (f/k/a Biotronic NeuroNetwork)	$30,000	$26,677	$—	$3,159	$—	$623	$—	$672
Boxercraft Incorporated	—	—	—	3,356	—	—	—	(9,413)
Smart, LLC	—	—	—	—	728	—	—	108
Total	$30,000	$26,677	$—	$6,515	$728	$623	$—	$(8,633)

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013
(Unaudited)
(in thousands, except share and per share data)

Note 1. Organization

References herein to “we”, “us” or “our” refer to Prospect Capital Corporation (“Prospect”) and its subsidiary unless the context specifically requires otherwise.

We were organized on April 13, 2004 and were funded in an initial public offering completed on July 27, 2004. We are a closed-end investment company incorporated in Maryland. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As a BDC, we have elected to be treated as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986 (the “Internal Revenue Code”). We invest primarily in senior and subordinated debt and equity of companies in need of capital for acquisitions, divestitures, growth, development, recapitalizations and other purposes.

On May 15, 2007, we formed a wholly-owned subsidiary, Prospect Capital Funding LLC (“PCF”), a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the credit facility at PCF.

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. The financial results of our portfolio investments are not consolidated in the financial statements.

Reclassifications

Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompany notes to conform to the presentation as of and for the three months ended September 30, 2013.

Use of Estimates

The preparation of GAAP consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income, gains and losses, and expenses during the reported period. Changes in the economic environment, financial markets, creditworthiness of our portfolio companies and any other parameters used in determining these estimates could cause actual results to differ, and these differences could be material.

Basis of Consolidation

Under the 1940 Act, the regulations pursuant to Article 6 of Regulation S-X and Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies (“ASC 946”), we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to us. Our consolidated financial statements include our accounts and the accounts of PCF, our only wholly-owned, closely-managed subsidiary that is also an investment company. All intercompany balances and transactions have been eliminated in consolidation.

Investment Classification

We are a non-diversified company within the meaning of the 1940 Act. We classify our investments by level of control. As defined in the 1940 Act, controlled investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual possesses or has the right to acquire within 60 days or less, a beneficial ownership of 25% or more of the voting securities of an investee company. Under the 1940 Act, Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through the possession outright or via the right to acquire within 60 days or less, beneficial ownership of 5% or more of the outstanding voting securities of another person.

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

Credit Risk

Credit risk represents the risk that we would incur if the counterparties failed to perform pursuant to the terms of their agreements with us.

Liquidity Risk

Liquidity risk represents the possibility that we may not be able to rapidly adjust the size of its positions in times of high volatility and financial stress at a reasonable price.

Interest Rate Risk

Interest rate risk represents a change in interest rates, which could result in an adverse change in the fair value of an interest-bearing financial instrument.

Prepayment Risk

Many of our debt investments allow for prepayment of principal without penalty. Downward changes in interest rates may cause prepayments to occur at a faster than expected rate, thereby effectively shortening the maturity of the security and making the security less likely to be an income producing instrument.

Investment Valuation

To value our investments, we follow the guidance of ASC 820 that defines fair value, establishes a framework for measuring fair value in conformity with GAAP and requires disclosures about fair value measurements. In accordance with ASC 820, the fair value of our investments is defined as the price that we would receive upon selling an investment in an orderly transaction to an independent buyer in the principal or most advantageous market in which that investment is transacted.

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

For most of our investments, market quotations are not available. With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, our Board of Directors has approved a multi-step valuation process each quarter, as described below:

1)	Each portfolio company or investment is reviewed by our investment professionals with independent valuation firms engaged by our Board of Directors;

2)	the independent valuation firms conduct independent valuations and make their own independent assessment;

3)

the Audit Committee of our Board of Directors reviews and discusses the preliminary valuation of Prospect Capital Management LLC (the “Investment Adviser”) and that of the independent valuation firms; and

4)

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

Our investments in CLOs are classified as ASC 820 Level 3 securities, and are valued using a dynamic discounted cash flow model, where the projected future cash flow was estimated using Monte Carlo simulation techniques. The valuations have been accomplished through the analysis of the CLO deal structures to identify the risk exposures from the modeling point of view. For each CLO security, the most appropriate valuation approach has been chosen from alternative approaches to ensure the most accurate valuation for such security. To value a CLO, both the assets and the liabilities of the CLO capital structure are modeled. We use a waterfall engine to store the collateral data, generate numerous collateral cash flows from the assets based on various assumptions for the risk factors, and distribute the cash flow to the liability structure based on the payment priorities, and discount them back using proper discount rates to the various cash flows along each simulation path. The main risk factors are: default risk, interest rate risk, downgrade risk, and credit spread risk.

Valuation of Other Financial Assets and Financial Liabilities

ASC Subtopic 825-10-25, The Fair Value Option for Financial Assets and Financial Liabilities (“ASC 825-10-25”), permits an entity to elect fair value as the initial and subsequent measurement attribute for eligible assets and liabilities for which the assets and liabilities are measured using another measurement attribute. We have elected not to value some assets and liabilities at fair value as would be permitted by ASC 825-10-25.

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

Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, are likely to remain current. As of September 30, 2013, approximately 0.5% of our net assets are in non-accrual status.

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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of September 30, 2013 and for the three months then ended, we did not have a liability for any unrecognized tax benefits. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

Dividends and Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a monthly dividend or distribution is approved by our Board of Directors quarterly and is generally based upon our management’s estimate of our earnings for the quarter. Net realized capital gains, if any, are distributed at least annually.

Financing Costs

We record origination expenses related to our credit facility and Senior Convertible Notes, Senior Unsecured Notes and Prospect Capital InterNotes® (collectively, our “Senior Notes”), as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method for our revolving credit facility and the effective interest method for our Senior Notes, over the respective expected life or maturity.

We record registration expenses related to shelf filings as prepaid assets. These expenses consist principally of Securities and Exchange Commission (“SEC”) registration fees, legal fees and accounting fees incurred. These prepaid assets will be charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed.

Guarantees and Indemnification Agreements

We follow ASC 460, Guarantees (“ASC 460”). ASC 460 elaborates on the disclosure requirements of a guarantor in its interim and annual consolidated financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, for those guarantees that are covered by ASC 460, the fair value of the obligation undertaken in issuing certain guarantees.

Per Share Information

Net increase or decrease in net assets resulting from operations per common share is calculated using the weighted average number of common shares outstanding for the period presented. In accordance with ASC 946, convertible securities are not considered in the calculation of net assets per share.

Recent Accounting Pronouncements

In June 2013, the FASB issued Accounting Standards Update 2013-08, Financial Services — Investment Companies (Topic 946) — Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). The update clarifies the approach to be used for determining whether an entity is an investment company and provides new measurement and disclosure requirements. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited. The adoption of ASU 2013-08 is not expected to materially affect our consolidated financial statements and disclosures.

Note 3. Portfolio Investments

At September 30, 2013, we had investments in 129 long-term portfolio investments, which had an amortized cost of $4,642,288 and a fair value of $4,553,136 and at June 30, 2013, we had investments in 124 long-term portfolio investments, which had an amortized cost of $4,255,778 and a fair value of $4,172,852.

As of September 30, 2013, we own controlling interests in AIRMALL USA, Inc. (“Airmall”), Ajax Rolled Ring & Machine, Inc., APH Property Holdings, LLC (“APH”), AWCNC, LLC, Borga, Inc. (“Borga”), CCPI Holdings, Inc., CP Holdings of Delaware LLC, Credit Central Holdings of Delaware, LLC, Energy Solutions Holdings, Inc. (f/k/a Gas Solutions Holdings, Inc.) (“Energy Solutions”), First Tower Holdings of Delaware, LLC, The Healing Staff, Inc. (“THS”), Manx Energy, Inc. (“Manx”), MITY Holdings of Delaware Inc. (“Mity”), Nationwide Acceptance Holdings, LLC, NMMB Holdings, Inc., R-V Industries, Inc., Valley Electric Holdings I, Inc. and Wolf Energy Holdings, Inc. (“Wolf”). We also own an affiliated interest in BNN Holdings Corp. (f/k/a Biotronic NeuroNetwork), Boxercraft Incorporated and Smart, LLC.

The composition of our investments and money market funds as of September 30, 2013 and June 30, 2013 at cost and fair value was as follows:

	September 30, 2013		June 30, 2013
	Cost	Fair Value	Cost	Fair Value
Revolving Line of Credit	$13,238	$12,705	$9,238	$8,729
Senior Secured Debt	2,524,504	2,444,947	2,262,327	2,207,091
Subordinated Secured Debt	1,032,693	988,581	1,062,386	1,024,901
Subordinated Unsecured Debt	130,444	119,165	88,470	88,827
CLO Debt	27,776	29,320	27,667	28,589
CLO Residual Interest	749,019	777,678	660,619	658,086
Equity	164,614	180,740	145,071	156,629
Total Investments	4,642,288	4,553,136	4,255,778	4,172,852
Money Market Funds	151,995	151,995	143,262	143,262
Total Investments and Money Market Funds	$4,794,283	$4,705,131	$4,399,040	$4,316,114

The fair values of our investments and money market funds as of September 30, 2013 disaggregated into the three levels of the ASC 820 valuation hierarchy are as follows:

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Investments at fair value
Revolving Line of Credit	$—	$—	$12,705	$12,705
Senior Secured Debt	—	—	2,444,947	2,444,947
Subordinated Secured Debt	—	—	988,581	988,581
Subordinated Unsecured Debt	—	—	119,165	119,165
CLO Debt	—	—	29,320	29,320
CLO Residual Interest	—	—	777,678	777,678
Equity	136	—	180,604	180,740
Total Investments	136	—	4,553,000	4,553,136
Money Market Funds	—	151,995	—	151,995
Total Investments and Money Market Funds	$136	$151,995	$4,553,000	$4,705,131

	Fair Value Hierarchy

	Level 1	Level 2	Level 3	Total

Investments at fair value
Control investments	$—	$—	$947,572	$947,572
Affiliate investments	—	—	37,425	37,425
Non-control/non-affiliate investments	136	—	3,568,003	3,568,139
	136	—	4,553,000	4,553,136
Investments in Money Market Funds	—	151,995	—	151,995
Total Investments and Money Market Funds	$136	$151,995	$4,553,000	$4,705,131

The fair values of our investments and money market funds as of June 30, 2013 disaggregated into the three levels of the ASC 820 valuation hierarchy are as follows:

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Investments at fair value
Revolving Line of Credit	$—	$—	$8,729	$8,729
Senior Secured Debt	—	—	2,207,091	2,207,091
Subordinated Secured Debt	—	—	1,024,901	1,024,901
Subordinated Unsecured Debt	—	—	88,827	88,827
CLO Debt	—	—	28,589	28,589
CLO Residual Interest	—	—	658,086	658,086
Equity	112	—	156,517	156,629
Total Investments	112	—	4,172,740	4,172,852
Money Market Funds	—	143,262	—	143,262
Total Investments and Money Market Funds	$112	$143,262	$4,172,740	$4,316,114

	Fair Value Hierarchy

	Level 1	Level 2	Level 3	Total

Investments at fair value
Control investments	$—	$—	$811,634	$811,634
Affiliate investments	—	—	42,443	42,443
Non-control/non-affiliate investments	112	—	3,318,663	3,318,775
	112	—	4,172,740	4,172,852
Investments in Money Market Funds	—	143,262	—	143,262
Total Investments and Money Market Funds	$112	$143,262	$4,172,740	$4,316,114

The aggregate values of Level 3 portfolio investments changed during the three months ended September 30, 2013 as follows:

	Fair Value Measurements Using Unobservable Inputs (Level 3)

	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total

Fair value as of June 30, 2013	$811,634	$42,443	$3,318,663	$4,172,740
Total realized gain, net	—	—	3,789	3,789
Change in unrealized (depreciation) appreciation	(4,311)	(5,153)	3,213	(6,251)
Net realized and unrealized (loss) gain	(4,311)	(5,153)	7,002	(2,462)
Purchases of portfolio investments	141,999	—	410,263	552,262
Payment-in-kind interest	2,913	45	1,623	4,581
Accretion (amortization) of purchase discount and premiums	—	240	(10,194)	(9,954)
Repayments and sales of portfolio investments	(4,663)	(150)	(159,354)	(164,167)
Transfers within Level 3	—	—	—	—
Transfers in (out) of Level 3	—	—	—	—
Fair value as of September 30, 2013	$947,572	$37,425	$3,568,003	$4,553,000

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Revolver	Senior Secured Debt	Subordinated Secured Debt	Unsecured Debt	CLO Debt	CLO Residual Interest	Equity	Total
Fair value as of June 30, 2013	$8,729	$2,207,091	$1,024,901	$88,827	$28,589	$658,086	$156,517	$4,172,740
Total realized loss (gain), net	-	45	40	-	-	-	3,704	3,789
Change in unrealized (depreciation) appreciation	(24)	(24,321)	(6,626)	(11,637)	622	31,193	4,542	(6,251)
Net realized and unrealized (loss) gain	(24)	(24,276)	(6,586)	(11,637)	622	31,193	8,246	(2,462)
Purchases of portfolio investments	4,000	355,021	74,568	-	-	98,987	19,686	552,262
Payment-in-kind interest	-	3,409	836	336	-	-	-	4,581
Accretion (amortization) of discounts and premiums	-	295	227	3	109	(10,588)	-	(9,954)
Repayments and sales of portfolio investments	-	(96,593)	(35,365)	(28,364)	-	-	(3,845)	(164,167)
Transfers within Level 3	-	-	(70,000)	70,000	-	-	-	-
Transfers in (out) of Level 3	-	-	-	-	-	-	-	-
Fair value as of September 30, 2013	$12,705	$2,444,947	$988,581	$119,165	$29,320	$777,678	$180,604	$4,553,000

The aggregate values of Level 3 portfolio investments changed during the three months ended September 30, 2012 as follows:

	Fair Value Measurements Using Unobservable Inputs (Level 3)

	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total

Fair value as of June 30, 2012	$564,489	$46,116	$1,483,487	$2,094,092
Total realized loss (gain), net	—	—	1,775	1,775
Change in unrealized appreciation (depreciation)	(31,744)	(1,221)	4,425	(28,540)
Net realized and unrealized gain (loss)	(31,744)	(1,221)	6,200	(26,765)
Purchases of portfolio investments	—	—	746,064	746,064
Payment-in-kind interest	—	141	1,732	1,873
Accretion (amortization) of discounts and premiums	—	219	6,489	6,708
Repayments and sales of portfolio investments	(2,960)	—	(155,163)	(158,123)
Transfers within Level 3	—	—	—	—
Transfers in (out) of Level 3	—	—	—	—
Fair value as of September 30, 2012	$529,785	$45,255	$2,088,809	$2,663,849

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Revolver	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	CLO Debt	CLO Residual Interest	Equity	Total
Fair value as of June 30, 2012	$868	$1,088,019	$480,147	$73,195	$27,717	$218,009	$206,137	$2,094,092
Total realized loss (gain), net	-	-	-	-	-	-	1,775	1,775
Change in unrealized (depreciation) appreciation	(47)	(949)	142	(20)	1,014	2,907	(31,587)	(28,540)
Net realized and unrealized (loss) gain	(47)	(949)	142	(20)	1,014	2,907	(29,812)	(26,765)
Purchases of portfolio investments	7,150	283,000	255,760	95,400	-	104,754	-	746,064
Payment-in-kind interest	-	246	963	664	-	-	-	1,873
Accretion (amortization) of discounts and premiums	-	306	173	19	100	6,110	-	6,708
Repayments and sales of portfolio investments	(1,100)	(88,424)	(66,557)	-	-	-	(2,042)	(158,123)
Transfers within Level 3	-	-	-	-	-	-	-	-
Transfers in (out) of Level 3	-	-	-	-	-	-	-	-
Fair value as of September 30, 2012	$6,871	$1,282,198	$670,628	$169,258	$28,831	$331,780	$174,283	$2,663,849

For the three months ended September 30, 2013 and 2012, the net change in unrealized appreciation on the investments that use Level 3 inputs was $4,575 and $26,768 for assets still held as of September 30, 2013 and 2012, respectively.

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of September 30, 2013 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Technique	Input	Range	Weighted Average
Senior Secured	$2,457,652	Yield Analysis	Market Yield	5.8%-16.0%	10.6%
Subordinated Secured	988,581	Yield Analysis	Market Yield	8.1%-17.7%	11.7%
Subordinated Unsecured	119,165	Yield Analysis	Market Yield	6.0%-14.2%	10.4%
CLO Debt	29,320	Discounted Cash Flow	Discount Rate	19.0%-20.0%	19.5%
CLO Residual Interest	777,678	Discounted Cash Flow	Discount Rate	10.0%-28.0%	18.6%
Equity	178,573	EV Market Multiple Analysis	EV Market Multiple Analysis	3.3x-9.3x	6.5x
Escrow	2,031	Discounted Cash Flow	Discount Rate	7.1%-8.3%	7.7%
Total	$4,553,000

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2013 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Technique	Input	Range	Weighted Average
Senior Secured	$2,215,820	Yield Analysis	Market Yield	5.7%-20.8%	10.7%
Subordinated Secured	1,024,901	Yield Analysis	Market Yield	7.7%-19.8%	11.6%
Subordinated Unsecured	88,827	Yield Analysis	Market Yield	6.1%-14.6%	10.7%
CLO Debt	28,589	Discounted Cash Flow	Discount Rate	12.1%-20.1%	15.7%
CLO Residual Interest	658,086	Discounted Cash Flow	Discount Rate	11.3%-19.8%	15.3%
Equity	151,855	EV Market Multiple Analysis	EV Market Multiple Analysis	3.3x-8.8x	6.2x
Escrow	4,662	Discounted Cash Flow	Discount Rate	6.5%-7.5%	7.0%
Total	$4,172,740

The significant unobservable inputs used in the market approach of fair value measurement of our investments are the market multiples of earnings before income tax, depreciation and amortization (“EBITDA”) of the comparable guideline public companies. The independent valuation firm selects a population of public companies for each investment with similar operations and attributes of the subject company. Using these guideline public companies’ data, a range of multiples of enterprise value to EBITDA is calculated. The independent valuation firm selects percentages from the range of multiples for purposes of determining the subject company’s estimated enterprise value based on said multiple and generally the latest twelve months EBITDA of the subject company (or other meaningful measure). Significant increases or decreases in the multiple will result in an increase or decrease, respectively, in enterprise value, resulting in an increase or decrease in the fair value estimate of the equity investment.

The significant unobservable input used in the income approach of fair value measurement of our investments is the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. Significant increases or decreases in the discount rate would result in a decrease or increase, respectively, in the fair value measurement. Included in the consideration and selection of discount rates are the following factors: risk of default, rating of the investment and comparable company investments, and call provisions.

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

During the quarter ended September 30, 2013, the valuation methodology for Gulf Coast Machine & Supply Company (“Gulf Coast”) changed to incorporate an enterprise value waterfall analysis in place of the income method (discounted cash flow analysis) used in previous quarters. Management adopted the enterprise value waterfall analysis due to a deterioration in operating results. As a result of this change and in recognition of recent company performance and current market conditions, we decreased the fair value of our investment in Gulf Coast to $12,998 as of September 30, 2013, a discount of $28,215 to its amortized cost, compared to the $9,241 unrealized depreciation recorded at June 30, 2013.

During the quarter ended September 30, 2013, the valuation methodology for ICON Health & Fitness, Inc. (“ICON”) changed to incorporate weighted broker quotes in addition to the enterprise value waterfall analysis and income method (discounted cash flow analysis) used in previous quarters. Management adopted the weighted broker quotes because they are representative of sufficient liquidity to provide an indication of value. As a result of this change and in recognition of recent company performance and current market conditions, we increased the fair value of our investment in ICON to $37,497 as of September 30, 2013, a discount of $5,800 to its amortized cost, compared to the $9,381 unrealized depreciation recorded at June 30, 2013.

During the quarter ended September 30, 2013, the valuation methodology for National Bankruptcy Services, LLC (“NBS”) changed to incorporate an enterprise value waterfall analysis in place of the income method (discounted cash flow analysis) used in previous quarters. Management adopted the enterprise value waterfall analysis due to a deterioration in operating results. As a result of this change and in recognition of recent company performance and current market conditions, we decreased the fair value of our investment in NBS to $11,004 as of September 30, 2013, a discount of $7,751 to its amortized cost, compared to the $1,800 unrealized depreciation recorded at June 30, 2013.

On January 4, 2012, Energy Solutions sold its gas gathering and processing assets (“Gas Solutions”) for a sale price of $199,805, adjusted for the final working capital settlement, including a potential earnout of $28,000 that may be paid based on the future performance of Gas Solutions. Through September 30, 2013, we have not accrued income for any portion of the $28,000 potential payment. After expenses, including structuring fees of $9,966 paid to us, Energy Solutions received $158,687 in cash. Currently, a loan to Energy Solutions remains outstanding and is collateralized by the cash held by Energy Solutions after the sale transaction. The sale of Gas Solutions by Energy Solutions resulted in significant earnings and profits, as defined by the Internal Revenue Code, at Energy Solutions for calendar year 2012. As a result, distributions from Energy Solutions to us were required to be recognized as dividend income, in accordance with ASC 946, as cash distributions were received from Energy Solutions, to the extent there are current year earnings and profits sufficient to support such recognition. During the three months ended September 30, 2013, Energy Solutions repaid $4,250 of senior and subordinated secured debt. We received $2,409 of make-whole fees for early repayment of the outstanding loan receivables, which was recorded as interest income during the three months ended September 30, 2013. During the three months ended September 30, 2012, we received distributions of $33,250 from Energy Solutions which were recorded as dividend income. No such dividends were received during the three months ended September 30, 2013. As of September 30, 2013, Energy Solutions continues to hold $7,118 of cash for future investment and repayment of the remaining debt.

As of September 30, 2013, we have provided $127,374 and $26,648 of debt and equity financing, respectively, to APH for the acquisition of various industrial and multi-family residential real estate properties in Florida and Georgia. APH is a holding company that owns 100% of the common equity of American Property Holdings Corp. (“APHC”). APHC is a Maryland corporation and qualified REIT for federal income tax purposes. As of September 30, 2013, APHC’s real estate portfolio was comprised of seven investments. The following table shows the mortgages outstanding due to other parties for each of the seven properties:

No.	Property Name	City	Date of Acquisition	Purchase Price	Mortgage Outstanding
1	146 Forest Parkway	Forest Park, GA	10/24/2012	$ 7,400	$ -
2	Abbington Pointe	Marietta, GA	12/28/2012	23,500	15,275
3	Amberly Place	Tampa, FL	1/17/2013	63,400	39,600
4	Lofton Place	Tampa, FL	4/30/2013	26,000	16,965
5	Vista at Palma Sola	Bradenton, FL	4/30/2013	27,000	17,550
6	Arlington Park	Marietta, GA	5/8/2013	14,850	9,650
7	Arium Resort	Pembroke Pines, FL	6/24/2013	225,000	157,500

At September 30, 2013 and June 30, 2013, eight loan investments were on non-accrual status: Borga, Freedom Marine, THS, Manx, Stryker Energy, LLC, Wind River, Wolf and Yatesville. Principal balances of these loans amounted to $114,376 and $106,395 as of September 30, 2013 and June 30, 2013, respectively. The fair value of these loans amounted to $15,461 and $13,810 as of September 30, 2013 and June 30, 2013, respectively. The fair values of these investments represent approximately 0.3% of our total assets as of September 30, 2013 and June 30, 2013. For the three months ended September 30, 2013 and September 30, 2012, the income foregone as a result of not accruing interest on non-accrual debt investments amounted to $5,570 and $7,212, respectively.

On August 6, 2013, we received a distribution of $3,252 related to our investment in NRG Manufacturing, Inc., for which we realized a gain of the same amount. This was a partial release of the amount held in escrow.

The original cost basis of debt placements and equity securities acquired, including follow-on investments for existing portfolio companies, totaled $556,843 and $747,937 during the three months ended September 30, 2013 and September 30, 2012, respectively. Debt repayments and proceeds from sales of equity securities with a cost basis of approximately $164,167 and $158,123 were received during the three months ended September 30, 2013 and September 30, 2012, respectively.

During the quarters ended September 30, 2013 and September 30, 2012, we recognized $240 and $284 of interest income due to purchase discount accretion from the assets acquired from Patriot, respectively. No accelerated accretion was recorded during the three months ended September 30, 2013 and September 30, 2012.

As of September 30, 2013, $300 of purchase discount from the assets acquired from Patriot remains to be accreted as interest income, of which $160 is expected to be amortized during the three months ending December 31, 2013.

As of September 30, 2013, $3,295,801 of our loans bear interest at floating rates, $3,266,481 of which have Libor floors ranging from 1.25% to 6.00%.

Undrawn committed revolvers incur commitment fees ranging from 0.50% to 2.00%. As of September 30, 2013 and June 30, 2013, we have $206,684 and $202,518 of undrawn revolver commitments to our portfolio companies, respectively.

Note 4. Revolving Credit Agreements

On March 27, 2012, we closed on an expanded five-year $650,000 revolving credit facility with a syndicate of lenders through PCF (the “2012 Facility”). The lenders have extended commitments of $567,500 under the 2012 Facility as of September 30, 2013; which was increased to $587,500 in October 2013 (see Note 16). The 2012 Facility includes an accordion feature which allows commitments to be increased up to $650,000 in the aggregate. The revolving period of the 2012 Facility extends through March 2015, with an additional two year amortization period (with distributions allowed) after the completion of the revolving period. During such two year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the two year amortization period, the remaining balance will become due, if required by the lenders.

The 2012 Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The 2012 Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the 2012 Facility. The 2012 Facility also requires the maintenance of a minimum liquidity requirement. At September 30, 2013, we were in compliance with the applicable covenants.

Interest on borrowings under the 2012 Facility is one-month Libor plus 275 basis points with no minimum Libor floor. Additionally, the lenders charge a fee on the unused portion of the 2012 Facility equal to either 50 basis points if at least half of the credit facility is drawn or 100 basis points otherwise. The 2012 Facility requires us to pledge assets as collateral in order to borrow under the credit facility. As of September 30, 2013 and June 30, 2013, we had $498,675 and $473,508, respectively, available to us for borrowing under the 2012 Facility, of which the amount outstanding was $69,000 and $124,000, respectively. As additional investments that are eligible are transferred to PCF and pledged under the 2012 Facility, PCF will generate additional availability up to the commitment amount of $587,500. At September 30, 2013, the investments used as collateral for the 2012 Facility had an aggregate market value of $884,267, which represents 18.8% of our total investments at fair value. These assets have been transferred to PCF, a bankruptcy remote special purpose entity, which owns these investments and as such, these investments are not available to our general creditors. PCF, a bankruptcy remote special purpose entity and our wholly-owned subsidiary, holds all of these investments at fair value as of September 30, 2013. The release of any assets from PCF requires the approval of the facility agent.

In connection with the origination and amendments of the 2012 Facility, we incurred $11,399 of fees, including $1,319 of fees carried over from the previous facility, which are being amortized over the term of the facility in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $5,966 remains to be amortized.

During the three months ended September 30, 2013 and September 30, 2012, we recorded $2,476 and $2,168 of interest costs, unused fees and amortization of financing costs on the 2012 Facility as interest expense, respectively.

Note 5. Senior Convertible Notes

On December 21, 2010, we issued $150,000 in aggregate principal amount of our 6.25% senior convertible notes due 2015 (“2015 Notes”) for net proceeds after underwriting expenses of approximately $145,200. Interest on the 2015 Notes is paid semi-annually in arrears on June 15 and December 15, at a rate of 6.25% per year, commencing June 15, 2011. The 2015 Notes mature on December 15, 2015 unless converted earlier. The 2015 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at September 30, 2013 of 88.0902 and 88.1429 shares of common stock, respectively, per $1 principal amount of 2015 Notes, which is equivalent to an initial conversion price and a conversion price at September 30, 2013 of approximately $11.35 per share of common stock, subject to adjustment in certain circumstances. The conversion price in effect at September 30, 2013 was calculated on the last anniversary of the issuance (December 21, 2012) and will be adjusted again on the next anniversary, unless the exercise price shall have changed by more than 1% before the anniversary. The conversion rate for the 2015 Notes is increased if monthly cash dividends paid to common shares exceed the rate of $0.101125 cents per share, subject to adjustment.

On February 18, 2011, we issued $172,500 in aggregate principal amount of our 5.50% senior convertible notes due 2016 (“2016 Notes”) for net proceeds after underwriting expenses of approximately $167,325. Between January 30, 2012 and February 2, 2012, we repurchased $5,000 of our 2016 Notes at a price of 97.5, including commissions. The transactions resulted in our recognizing $10 of loss in the year ended June 30, 2012. Interest on the remaining $167,500 of 2016 Notes is paid semi-annually in arrears on February 15 and August 15, at a rate of 5.50% per year, commencing August 15, 2011. The 2016 Notes mature on August 15, 2016 unless converted earlier. The 2016 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at September 30, 2013 of 78.3699 and 78.5395 shares of common stock, respectively, per $1 principal amount of 2016 Notes, which is equivalent to a conversion price of approximately $12.76 and $12.73 per share of common stock, respectively, subject to adjustment in certain circumstances. The conversion price in effect at September 30, 2013 was calculated on the last anniversary of the issuance (February 14, 2013) and will be adjusted again on the next anniversary, unless the exercise price shall have changed by more than 1% before the anniversary. The conversion rate for the 2016 Notes is increased when monthly cash dividends paid to common shares exceed the monthly dividend rate of $0.101150 per share.

On April 16, 2012, we issued $130,000 in aggregate principal amount of our 5.375% senior convertible notes due 2017 (“2017 Notes”) for net proceeds after underwriting expenses of approximately $126,035. Interest on the 2017 Notes is paid semi-annually in arrears on October 15 and April 15, at a rate of 5.375% per year, commencing October 15, 2012. The 2017 Notes mature on October 15, 2017 unless converted earlier. The 2017 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at September 30, 2013 of 85.8442 and 86.1162 shares of common stock, respectively, per $1 principal amount of 2017 Notes, which is equivalent to a conversion price of approximately $11.65 and $11.61 per share of common stock, respectively, subject to adjustment in certain circumstances. The conversion price in effect at September 30, 2013 was calculated on the last anniversary of the issuance (April 16, 2013) and will be adjusted again on the next anniversary, unless the exercise price shall have changed by more than 1% before the anniversary. The conversion rate for the 2017 Notes is increased when monthly cash dividends paid to common shares exceed the monthly dividend rate of $0.10150 per share.

On August 14, 2012, we issued $200,000 in aggregate principal amount of our 5.75% senior convertible notes due 2018 (“2018 Notes”) for net proceeds after underwriting expenses of approximately $193,600. Interest on the 2018 Notes is paid semi-annually in arrears on March 15 and September 15, at a rate of 5.75% per year, commencing March 15, 2013. The 2018 Notes mature on March 15, 2018 unless converted earlier. The 2018 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at September 30, 2013 of 82.3451and 82.8631 of common stock, respectively, per $1 principal amount of 2018 Notes, which is equivalent to a conversion price of approximately $12.14 and $12.07 per share of common stock, respectively, subject to adjustment in certain circumstances. The conversion price in effect at September 30, 2013 was calculated on the last anniversary of the issuance (August 14, 2013) and will be adjusted again on the next anniversary, unless the exercise price shall have changed by more than 1% before the anniversary. The conversion rate for the 2018 Notes is increased when monthly cash dividends paid to common shares exceed the monthly dividend rate of $0.101600 per share.

On December 21, 2012, we issued $200,000 in aggregate principal amount of 5.875% senior convertible notes due 2019 (the ‘‘2019 Notes’’) for net proceeds after underwriting and other expenses of approximately $193,600. Interest on the 2019 Notes is paid semi-annually in arrears on January 15 and July 15, at a rate of 5.875% per year, commencing July 15, 2013. The 2019 Notes mature on January 15, 2019 unless converted earlier. The 2019 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at September 30, 2013 of 79.7766 shares of common stock per $1 principal amount of 2019 Notes, which is equivalent to a conversion price of approximately $12.54 per share of common stock, subject to adjustment in certain circumstances. The conversion price has not been adjusted since the issuance (December 21, 2012) and will be adjusted on the first anniversary, unless the exercise price shall have changed by more than 1% before the anniversary. The conversion rate for the 2019 Notes is increased when monthly cash dividends paid to common shares exceed the monthly dividend rate of $0.110025 per share.

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

Upon conversion, unless a holder converts after a record date for an interest payment but prior to the corresponding interest payment date, the holder will receive a separate cash payment with respect to the Notes surrendered for conversion representing accrued and unpaid interest to, but not including the conversion date. Any such payment will be made on the settlement date applicable to the relevant conversion on the 2015 Notes, the 2016 Notes, the 2017 Notes, the 2018 Notes, and the 2019 Notes (collectively, the “Senior Convertible Notes”).

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

In connection with the issuance of the Senior Convertible Notes, we incurred $27,030 of fees which are being amortized over the terms of the notes, of which $19,149 remains to be amortized and is included within deferred financing costs on the Consolidated Statements of Assets and Liabilities as of September 30, 2013.

During the three months ended September 30, 2013 and September 30, 2012, we recorded $13,310 and $8,667 of interest costs and amortization of financing costs on the Senior Convertible Notes as interest expense, respectively.

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

On March 15, 2013, we issued $250,000 in aggregate principal amount of 5.875% senior unsecured notes due 2023 (the “2023 Notes”) for net proceeds after underwriting and other expenses of approximately $245,885. Interest on the 2023 Notes is paid semi-annually. The 2023 Notes mature on March 15, 2023. These notes will be our direct unsecured obligations and rank equally with all of our unsecured senior indebtedness from time to time outstanding.

In connection with the issuance of the 2022 Notes and 2023 Notes (collectively, the “Senior Unsecured Notes”), we incurred $7,364 of fees which are being amortized over the term of the notes, of which $6,866 remains to be amortized and is included within deferred financing costs on the Consolidated Statements of Assets and Liabilities as of September 30, 2013.

During the three months ended September 30, 2013 and September 30, 2012, we recorded $5,541 and $1,807 of interest costs and amortization of financing costs on the Senior Unsecured Notes as interest expense, respectively.

Note 7. Prospect Capital InterNotes®

On February 16, 2012, we entered into a Selling Agent Agreement (the “Selling Agent Agreement”) with Incapital LLC, as purchasing agent for our issuance and sale from time to time of up to $500,000 of Prospect Capital InterNotes® (the “InterNotes® Offering”), which was subsequently increased to $1,000,000. Additional agents appointed by us from time to time in connection with the InterNotes® Offering may become parties to the Selling Agent Agreement.

These notes are direct unsecured senior obligations and will rank equally with all of our unsecured senior indebtedness outstanding. Each series of notes will be issued by a separate trust. These notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.

During the three months ended September 30, 2013, we issued $98,255 in aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of approximately $96,189. These notes were issued with stated interest rates ranging from 4.75% to 6.75% with a weighted average rate of 5.48%. These notes mature between July 15, 2018 and
September 15, 2043.

Date of Issuance	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date

July 5, 2013 – July 25, 2013	18,557	4.75%-5.00%	4.96%	July 15, 2018
August 8, 2013 – August 22, 2013	11,885	5.00%	5.00%	August 15, 2018
September 6, 2013 – September 26, 2013	21,095	5.00%	5.00%	September 15, 2018
August 1, 2013	3,820	5.00%	5.00%	February 15, 2019
August 15, 2013 – August 22, 2013	1,800	5.50%	5.50%	February 15, 2020
July 5, 2013 – July 25, 2013	8,962	5.50%– 5.75%	5.65%	July 15, 2020
August 8, 2013	851	5.50%	5.50%	August 15, 2020
September 6, 2013 – September 26, 2013	4,586	5.50%	5.50%	September 15, 2020
August 1, 2013	1,996	5.75%	5.75%	February 15, 2021
August 15, 2013 – August 22, 2013	940	6.00%	6.00%	August 15, 2028
July 5, 2013 – July 25, 2013	2,960	6.25%	6.25%	July 15, 2031
August 1, 2013 – August 8, 2013	1,102	6.00% - 6.125%	6.09%	August 15, 2031
September 6, 2013 – September 26, 2013	1,127	6.00%	6.00%	September 15, 2033
August 15, 2013 – August 22, 2013	3,372	6.50%	6.50%	August 15, 2038
July 5, 2013 – July 25, 2013	7,337	6.75%	6.75%	July 15, 2043
August 1, 2013 – August 8, 2013	2,707	6.50% - 6.625%	6.57%	August 15, 2043
September 6, 2013 – September 26, 2013	5,158	6.50%	6.50%	September 15, 2043
	$ 98,255

Below are the notes outstanding as of September 30, 2013:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Average Interest Rate	Maturity Date Range

5	$51,537	4.75%-5.00%	4.95%	July 15, 2018 – September 15, 2018
6	5,134	5.00%-5.50%	5.25%	February 15, 2019 – February 15, 2020
7	209,767	4.00%-6.55%	5.15%	June 15, 2019 – September 15, 2020
8	1,996	5.75%	5.75%	February 15, 2021
10	18,127	3.27%-7.00%	5.30%	March 15, 2022 – April 15, 2023
15	15,940	5.00%-6.00%	5.50%	May 15, 2028 – August 15, 2028
18	26,219	4.125%-6.25%	5.24%	December 15, 2030 – August 15, 2031
20	4,233	5.625%-6.00%	5.90%	November 15, 2032 – September 15, 2033
25	3,372	6.50%	6.50%	August 15, 2038
30	125,652	5.50%-6.75%	6.13%	November 15, 2042 – September 15, 2043
	$461,977

In connection with the issuance of the Prospect Capital InterNotes®, we incurred $12,757 of fees which are being amortized over the term of the notes, of which $12,212 remains to be amortized and is included within deferred financing costs on the Consolidated Statements of Assets and Liabilities as of September 30, 2013.

During the three months ended September 30, 2013 and September 30, 2012, we recorded $6,044 and $869 of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense, respectively.

Note 8. Financial Instruments Disclosed, But Not Carried, At Fair Value

The fair values of our financial liabilities disclosed, but not carried, at fair value as of September 30, 2013 disaggregated into the three levels of the ASC 820 valuation hierarchy are as follows:

	Fair Value Hierarchy

	Level 1	Level 2	Level 3	Total

Credit facility payable(1)	$—	$69,000	$—	$69,000
Senior convertible notes(2)	—	882,149	—	882,149
Senior unsecured notes(2)	101,800	242,013	—	343,813
Prospect Capital InterNotes®(3)	—	429,366	—	429,366
Total	$101,800	$1,622,528	$—	$1,724,328

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

Note 9. Equity Offerings, Offering Expenses, and Distributions

Excluding dividend reinvestments, we issued 23,211,680 and 33,161,977 shares of our common stock during the three months ended September 30, 2013 and September 30, 2012, respectively. The proceeds raised, the related underwriting fees, the offering expenses and the prices at which these shares were issued are as follows:

Issuances of Common Stock	Number of Shares Issued	Gross Proceeds Raised	Underwriting Fees	Offering Expenses	Average Offering Price

During the quarter ended September 30, 2013:
July 5, 2013 – August 21, 2013(1)	9,818,907	$107,725	$902	$—	$10.97
August 2, 2013(2)	1,918,342	$21,006	$—	$—	$10.95
August 29, 2013 – September 30, 2013(3)	11,474,431	$130,311	$1,303	$793	$11.36
During the quarter ended September 30, 2012:
July 2, 2012 – July 12, 2012(4)	2,247,275	$26,040	$260	$—	$11.59
July 16, 2012	21,000,000	$234,150	$2,100	$300	$11.15
July 27, 2012	3,150,000	$35,123	$315	$—	$11.15
September 13, 2012 – September 28, 2012(5)	6,764,702	$80,249	$805	$332	$11.86

(1)  On May 8, 2013, we established an at-the-market program through which we may sell, from time to time and at our sole discretion 45,000,000 shares of our common stock. Through this program we issued 9,818,907 shares of our common stock at an average price of $10.97 per share, raising $107,725 of gross proceeds, from July 5, 2013 through August 21, 2013.

(2)  On August 2, 2013, we issued 1,918342 shares of our common stock in conjunction with an investment in a controlled portfolio company.

(3)  On August 22, 2013, we established an at-the-market program through which we may sell, from time to time and at our sole discretion 45,000,000 shares of our common stock. Through this program we issued 11,474,431 shares of our common stock at an average price of $11.36 per share, raising $130,311 of gross proceeds, from August 29, 2013 through September 30, 2013.

(4)  On June 1, 2012, we established a fifth at-the-market program through which we may sell, from time to time and at our sole discretion 9,500,000 shares of our common stock. Through this program we issued 5,199,764 shares of our common stock at an average price of $11.38 per share, raising $59,170 of gross proceeds, from June 12, 2012 through July 12, 2012.

(5)  On September 10, 2012, we established a sixth at-the-market program through which we may sell, from time to time and at our sole discretion 9,750,000 shares of our common stock. Through this program we issued 6,764,702 shares of our common stock at an average price of $11.86 per share, raising $80,249 of gross proceeds, from September 13, 2012 through September 28, 2012.

Our shareholders’ equity accounts at September 30, 2013 and June 30, 2013 reflect cumulative shares issued as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters and our dividend reinvestment plan. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.

On August 24, 2011, our Board of Directors approved a share repurchase plan under which we may repurchase up to $100,000 of our common stock at prices below our net asset value. We have not made any purchases of our common stock during the period from August 24, 2011 to September 30, 2013 pursuant to this plan. Prior to any repurchase we are required to notify shareholders of our intention to purchase our common stock. This notice lasts for six months after notice is given. Our last notice was delivered with our annual proxy mailing on September 10, 2013.

On October 29, 2012, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, as of September 30, 2013 we can issue up to $1,406,927 of additional debt and equity securities in the public market.

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

During the three months ended September 30, 2013 and September 30, 2012, we issued 355,644 and 355,871 shares, respectively, of our common stock in connection with the dividend reinvestment plan.

At September 30, 2013, we have reserved 70,377,219 shares of our common stock for issuance upon conversion of the Senior Convertible Notes (see Note 5).

Note 10. Other Investment Income

Other investment income consists of structuring fees, overriding royalty interests, revenue receipts related to net profit interests, deal deposits, administrative agent fee, and other miscellaneous and sundry cash receipts. Income from such sources was $15,524 and $9,118 for the three months ended September 30, 2013 and September 30, 2012, respectively.

	For The Three Months Ended September 30,
Income Source	2013	2012
Structuring, advisory and amendment fees (Note 3)	$9,078	$9,036
Recovery of legal costs from prior periods from legal settlement	5,000	—
Overriding royalty interests	1,339	14
Administrative agent fee	107	68
Other Investment Income	$15,524	$9,118

Note 11. Net Increase in Net Assets per Common Share

The following information sets forth the computation of net increase in net assets resulting from operations per common share for the three months ended September 30, 2013 and September 30, 2012, respectively.

	For The Three Months Ended September 30,
	2013	2012
Net increase in net assets resulting from operations	$79,900	$47,249
Weighted average common shares outstanding	258,084,153	162,492,894
Net increase in net assets resulting from operations per common share	$0.31	$0.29

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

The total base management fees incurred to the favor of the Investment Adviser for the three months ended September 30, 2013 and September 30, 2012 were $23,045 and $13,228, respectively.

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

For the three months ended September 30, 2013 and September 30, 2012, $20,584 and $18,507, respectively, of income incentive fees were incurred. No capital gains incentive fees were incurred for the three months ended September 30, 2013 and September 30, 2012, respectively.

Administration Agreement

We have also entered into an Administration Agreement with Prospect Administration, LLC (“Prospect Administration”) under which Prospect Administration, among other things, provides (or arranges for the provision of) administrative services and facilities for us. For providing these services, we reimburse Prospect Administration for our allocable portion of overhead incurred by Prospect Administration in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of our chief financial officer and chief compliance officer and his staff. For the three months ended September 30, 2013 and 2012, the reimbursement was approximately $3,986 and $2,184, respectively. Under this agreement, Prospect Administration furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Prospect Administration also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Prospect Administration assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, Prospect Administration also provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Prospect Administration is a wholly owned subsidiary of the Investment Adviser.

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

Managerial Assistance

As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. As of September 30, 2013 and June 30, 2013, $130 and $1,291 of managerial assistance fees remain on the Consolidated Statements of Assets and Liabilities as a payable to Prospect Administration for reimbursement of its cost in providing such assistance.

Note 13. Litigation

From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of these matters as they arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. During the three months ended September 30, 2013, we received $5,000 of legal cost reimbursement from a litigation settlement, which had been expensed in prior quarters, and is recognized as other income on our consolidated financial statements. We are not aware of any other material litigation as of the date of this report.

Note 14. Financial Highlights (Unaudited)

	For The Three Months Ended
	September 30,
	2013	2012
Per Share Data(1):
Net asset value at beginning of period	$10.72	$10.83
Net investment income	0.32	0.46
Net realized gain	0.01	0.01
Net unrealized depreciation	(0.02)	(0.18)
Net increase in net assets as a result of public offerings	0.02	0.07
Dividends declared and paid	(0.33)	(0.31)
Net asset value at end of period	$10.72	$10.88
Per share market value at end of period	$11.17	$11.52
Total return based on market value(2)	6.49%	3.82%
Total return based on net asset value(2)	2.96%	3.12%
Shares outstanding at end of period	271,404,289	173,151,718
Average weighted shares outstanding for period	258,084,153	162,492,894
Ratio / Supplemental Data:
Net assets at end of period	$2,909,755	$1,883,326
Portfolio turnover rate	3.76%	6.65%
Annualized ratio of operating expenses to average net assets	11.31%	11.69%
Annualized ratio of net operating income to average net assets	11.83%	17.44%

	Year	Year	Year	Year		Year

	Ended	Ended	Ended	Ended		Ended
	June 30, 2013	June 30, 2012	June 30, 2011	June 30, 2010		June 30, 2009
Per Share Data(1):
Net asset value at beginning of period	$10.83	$10.36	$10.30	$12.40		$14.55
Net investment income	1.57	1.63	1.10	1.13		1.87
Realized (loss) gain	(0.13)	0.32	0.19	(0.87)		(1.24)
Net unrealized (depreciation) appreciation	(0.37)	(0.28)	0.09	0.07		0.48
Net increase (decrease) in net assets as a result of public offering	0.13	0.04	(0.08)	(0.85)		(2.11)
Net increase in net assets as a result of shares issued for Patriot acquisition	–	–	–	0.12		–
Dividends to shareholders	(1.31)	(1.24)	(1.24)	(1.70)		(1.15)
Net asset value at end of period	$10.72	$10.83	$10.36	$10.30		$12.40

Per share market value at end of period	$10.80	$11.39	$10.11	$9.65		$9.20
Total return based on market value(2)	6.24%	27.21%	17.22%	17.66%		(18.60%)
Total return based on net asset value(2)	10.91%	18.03%	12.54%	(6.82%	)	(0.61%)
Shares outstanding at end of period	247,836,965	139,633,870	107,606,690	69,086,862		42,943,084
Average weighted shares outstanding for period	207,069,971	114,394,554	85,978,757	59,429,222		31,559,905

Ratio / Supplemental Data:
Net assets at end of period (in thousands)	$2,656,494	$1,511,974	$1,114,357	$711,424		$532,596
Portfolio turnover rate	29.24%	29.06%	27.63%	21.61%		4.99%
Annualized ratio of operating expenses to average net assets	11.50%	10.73%	8.47%	7.54%		9.03%
Annualized ratio of net investment income to average net assets	14.86%	14.92%	10.60%	10.69%		13.14%

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

Note 15. Selected Quarterly Financial Data (Unaudited)

	Investment Income		Net Investment Income		Net Realized and Unrealized Gains (Losses)		Net Increase (Decrease) in Net Assets from Operations

Quarter Ended	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)
September 30, 2010	35,212	0.47	20,995	0.28	4,585	0.06	25,580	0.34
December 31, 2010	33,300	0.40	19,080	0.23	12,861	0.16	31,940	0.38
March 31, 2011	44,573	0.51	23,956	0.27	9,803	0.11	33,759	0.38
June 30, 2011	56,391	0.58	30,190	0.31	(3,232)	(0.03)	26,959	0.28

September 30, 2011	55,342	0.51	27,877	0.26	12,023	0.11	39,900	0.37
December 31, 2011	67,263	0.61	36,508	0.33	27,984	0.26	64,492	0.59
March 31, 2012	95,623	0.84	58,072	0.51	(7,863)	(0.07)	50,209	0.44
June 30, 2012	102,682	0.82	64,227	0.52	(27,924)	(0.22)	36,303	0.29

September 30, 2012	123,636	0.76	74,027	0.46	(26,778)	(0.17)	47,249	0.29
December 31, 2012	166,035	0.85	99,216	0.51	(52,727)	(0.27)	46,489	0.24
March 31, 2013	120,195	0.53	59,585	0.26	(15,156)	(0.07)	44,429	0.20
June 30, 2013	166,470	0.68	92,096	0.38	(9,407)	(0.04)	82,689	0.34

September 30, 2013	161,034	0.62	82,337	0.32	(2,437)	(0.01)	79,900	0.31

(1)	Per share amounts are calculated using weighted average shares during period.

Note 16. Subsequent Events

During the period from October 1, 2013 to November 4, 2013, we issued $56,771 in aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $55,739. In addition, we sold $8,158 in aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $8,005 with expected closing on November 7, 2013.

During the period from October 1, 2013 to November 4, 2013, we sold 12,652,811 shares of our common stock at an average price of $11.21 per share, and raised $141,804 of gross proceeds, under the ATM Program. Net proceeds were $140,416 after commissions to the broker-dealer on shares sold and offering costs.

On October 1, 2013, we made a $2,600 follow-on investment in Airmall, a leading developer and manager of airport retail operations.

On October 2, 2013, we announced an increase of $20,000 to our commitments to our credit facility. The commitments to the credit facility now stand at $587,500.

On October 7, 2013, Evanta Ventures, Inc. repaid the $10,506 loan receivable to us.

On October 11, 2013, we made a $5,846 follow-on senior debt and equity investment in CP Energy Services, Inc., an energy services company based in western Oklahoma.

On October 11, 2013, we provided $25,000 in preferred equity for the recapitalization of Ajax Rolled Ring & Machine, Inc. After the financing, we received repayment of the $20,009 loan previously outstanding.

On October 15, 2013, we made a secured debt investment of $2,000 in Digital Insight, a leading provider of digital banking software to financial institutions in the U.S. which allows financial institutions to offer a comprehensive, user friendly platform of products and services through the online and mobile channels. On the same day, we fully exited the deal and realized a gain of $20 on this investment.

On October 15, 2013, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to an additional $5,000,000 of debt and equity securities.

On October 16, 2013, we made a secured debt investment of $7,000 in Renaissance Learning, Inc., a leading provider of technology based school improvement and student assessment programs. On November 4, 2013, we fully exited this investment and realized a gain of $140 on this investment.

On October 17, 2013, $19,730 of the Apidos CLO VIII, Ltd. subordinated notes were called.

On October 22, 2013, we made an investment of $40,791 to purchase 85.05% of the subordinated notes in CIFC Funding 2013-IV, Ltd.

On October 24, 2013, we issued 135,212 shares of our common stock in connection with the dividend reinvestment plan.

On October 29, 2013, we made a $2,000 follow-on investment in APH.

On October 30, 2013, we made a secured debt investment of $2,500 in Omnitracs, Inc., one of the world’s largest providers of satellite and terrestrial-based connectivity and position location solutions to transportation and logistics companies. On the same day, we fully exited the deal and realized a gain of $25 on this investment.

On October 30, 2013, we made a secured debt investment of $6,000 in The Petroleum Place, Inc. (“P2”), a provider of enterprise resource planning software focused on the oil & gas industry. On November 4, 2013, we fully exited this investment and realized a gain of $60 on this investment.

On October 31, 2013, we sold $18,755 of the National Bankruptcy Services, LLC loan receivable. The loan receivable was sold at a discount, for which we realized a loss of $7,854.

On November 1, 2013, P2 repaid the $22,000 second lien term loan receivable to us.

On November 1, 2013, we made a $9,869 follow-on investment in APH, to acquire Bexley Apartment Houses, a multi-family residential property located in Marietta, Georgia. We invested $1,669 of equity and $8,200 of debt in APH.

On November 4, 2013, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•      $0.110400 per share for April 2014 to holders of record on April 30, 2014 with a payment date of May 22, 2014;

•      $0.110425 per share for May 2014 to holders of record on May 30, 2014 with a payment date of June 19, 2014; and

•      $0.110450 per share for June 2014 to holders of record on June 30, 2014 with a payment date of July 24, 2014.

On November 4, 2013, we made a $2,000 follow-on investment in Photonis Technologies SAS.

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

Lending in Private Equity Sponsored Transactions – We make loans to companies which are controlled by leading private equity firms. This debt can take the form of first lien, second lien, unitranche or mezzanine loans. In making these investments, we look for a diversified customer base, recurring demand for the product or service, barriers to entry, strong historical cash flow and experienced management teams. These loans typically have significant equity subordinate to our loan position. This strategy has comprised approximately 50%-60% of our business.

Lending Directly to Companies – We provide debt financing to companies owned by non-private equity firms, the company founder, a management team or a family. Here, in addition to the strengths we look for in a sponsored transaction, we also look for the alignment with the management team with significant invested capital. This strategy often has less competition than the private equity sponsor strategy because such company financing needs are not easily addressed by banks and often require more diligence preparation. Direct lending can result in higher returns and lower leverage than sponsor transactions and may include warrants or equity to us. This strategy generally has comprised approximately 5%-15% of our business.

Control Investments in Corporate Operating Companies – This strategy involves acquiring controlling stakes in non-financial operating companies. Our investments in these companies are generally structured as a combination of yield-producing debt and equity.  We provide certainty of closure to our counterparties, give the seller personal liquidity and generally look for management to continue on in their current roles. This strategy has comprised approximately 10%-15% of our business.

Control Investments in Financial Companies – This strategy involves acquiring controlling stakes in financial companies, including consumer direct lending, subprime auto lending and other strategies. Our investments in these companies are generally structured as a combination of yield-producing debt and equity. These investments are often structured in a tax-efficient RIC-compliant partnership, enhancing returns. This strategy has comprised approximately 10%-15% of our business.

Investments in Structured Credit – We make investments in CLOs, generally taking a significant position in the subordinated interests (equity) of the CLOs. The CLOs include a diversified portfolio of broadly syndicated loans and do not have direct exposure to real estate, mortgages, sub-prime debt, or consumer based debt. The CLOs in which we invest are managed by top-tier collateral managers that have been thoroughly diligenced prior to investment. This strategy has represented 10%-20% of the portfolio.

Real Estate Investments – We make investments in real estate through our wholly-owned tax-efficient REIT, American Property Holdings Corp. (“APHC”). Our real estate investments are in various classes of fully developed and occupied real estate properties that generate current yields. We seek to identify properties that have historically high occupancy and steady cash flow generation. We partner with established property managers with experience in managing the property type to manage such properties after acquisition. This is a more recent investment strategy that has represented approximately 5%-10% of our business.

Investments in Syndicated Debt – On an opportunistic basis, we make investments in loans and high yield bonds that have been sold to a syndicate of buyers. Here we look for investments with attractive risk-adjusted returns after we have completed a fundamental credit analysis. These investments are purchased with a long term, buy-and-hold outlook and we look to provide significant structuring input by providing anchoring orders. This strategy has represented approximately 5%-10% of the portfolio.

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

We seek to be a long-term investor with our portfolio companies. The aggregate value of our portfolio investments was $4,553,136 and $4,172,852 as of September 30, 2013 and June 30, 2013, respectively. During the three months ended September 30, 2013, our net cost of investments increased by $386,510 or 9.08%, as a result of thirteen new investments, five follow-on investments and one revolver advance of $552,262, accrued of payment-in-kind interest of $4,581, structuring fees of $8,660 and net amortization of discounts and premiums of $9,954, while we received full repayment on seven investments, sold two investments for which we realized a gain of $498, received $3,252 from the release of escrow amounts which was recognized as a capital gain, and received several partial prepayments, amortization payments and a revolver repayment totaling $18,394.

Compared to the end of last fiscal year (ended June 30, 2013), net assets increased by $253,261 or 9.53% during the three months ended September 30, 2013, from $2,656,494 to $2,909,755. This increase resulted from the issuance of new shares of our common stock (less offering costs) in the amount of $256,043, dividend reinvestments of $3,994, and another $79,900 from operations. These increases, in turn, were offset by $86,676 in dividend distributions to our stockholders. The $79,900 increase in net assets resulting from operations is net of the following: net investment income of $82,337, net realized gain on investments of $3,789, and a decrease in net assets due to changes in net unrealized depreciation of investments of $6,226.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ, and these differences could be material.

First Quarter Highlights

Investment Transactions

On July 1, 2013, Pre-Paid Legal Services, Inc. repaid the $5,000 loan receivable to us.

On July 9, 2013, Southern Management Corporation repaid the $17,565 loan receivable to us.

On July 12, 2013, we provided $11,000 of secured second lien financing to Water PIK, Inc., a leader in developing innovative personal and oral healthcare products. The second lien term loan bears interest in cash at the greater of 9.75% or Libor plus 8.75% and has a final maturity of January 8, 2021.

On July 23, 2013, we made a $2,000 investment in Carolina Beverage Group, LLC (“Carolina Beverage”), a contract beverage manufacturer. The senior secured note bears interest in cash at 10.5% and has a final maturity of July 23, 2018. On July 24, 2013, we sold our $2,000 investment in Carolina Beverage and realized a gain of $45 on this investment.

On July 26, 2013, we made a $2,000 follow-on senior secured debt investment in Spartan Energy Services, Inc., a provider of thru tubing and flow control services to oil and gas companies. The first lien note bears interest in cash at the greater of 10.5% or Libor plus 9.0% and has a final maturity of December 28, 2017.

On July 26, 2013, we made a $20,000 follow-on secured second lien investment in Royal Adhesives & Sealants, LLC (“Royal”), a producer of proprietary, high-performance adhesives and sealants. The second lien term loan bears interest in cash at the greater of 9.75% or Libor plus 8.5% and has a final maturity of January 31, 2019.

On July 31, 2013, we made a $5,100 follow-on investment in Coverall North America, Inc., a franchiser of commercial cleaning businesses. The first lien note bears interest in cash at the greater of 11.5% or Libor plus 8.5% and has a final maturity of December 17, 2017.

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

On August 2, 2013, we provided $81,273 of debt and $12,741 of equity financing to support the recapitalization of CP Holdings of Delaware LLC (“CP Holdings”), an energy services company based in western Oklahoma. Through the recapitalization, we acquired a controlling interest in CP Holdings for $73,009 in cash and 1,918,342 unregistered shares of our common stock. After the financing, we received repayment of the $18,991 loan previously outstanding. The $58,773 first lien note issued to CP Energy Services Inc. bears interest in cash at the greater of 9.0% or Libor plus 7.0% and interest payment in kind of 9.0% and has a final maturity of August 2, 2018. The $22,500 first lien note issued to CP Well Testing Holding Company LLC bears interest in cash at the greater of 11.0% or Libor plus 9.0% and has a final maturity of August 2, 2018.

On August 9, 2013, we provided $80,000 in senior secured loans and a senior secured revolving loan facility, of which $70,000 was funded at closing, for the recapitalization of Matrixx Initiatives, Inc., owner of Zicam, a developer and marketer of OTC cold remedy products under the Zicam brand. The $35,000 Term Loan A note bears interest in cash at the greater of 7.5% or Libor plus 6.0% and has a final maturity of August 9, 2018. The $35,000 Term Loan B note bears interest in cash at the greater of 12.5% or Libor plus 11.0% and has a final maturity of August 9, 2018. The $10,000 senior secured revolver, which was unfunded at closing, bears interest in cash at the greater of 10.0% or Libor plus 8.5% and has a final maturity of February 9, 2014.

On August 15, 2013, we made a $14,000 follow-on investment in Totes Isotoner Corporation, a designer, distributer and retailer of high quality, branded functional accessories. The second lien term loan bears interest in cash at the greater of 10.75% or Libor plus 9.25% and has a final maturity of January 8, 2018.

On August 30, 2013, we made a $16,000 follow-on investment in System One Holdings, LLC, a provider of professional staffing services. The first lien note bears interest in cash at the greater of 11.0% or Libor plus 9.5% and has a final maturity of December 31, 2018.

On September 5, 2013, we provided a $50,382 senior secured term loan to United Bank Card, Inc. (d/b/a Harbortouch), a payments processor. The first lien term loan bears interest in cash at the greater of 11.5% or Libor plus 9.5% and has a final maturity of September 5, 2018.

On September 10, 2013, we made a $12,500 first lien secured investment in Photonis Technologies SAS, a world leader in the development, manufacture and sale of electro-optic components for the detection and intensification of very faint light sources. The first lien term loan bears interest in cash at the greater of 8.5% or Libor plus 7.5% and has a final maturity of September 18, 2019.

On September 11, 2013, Seaton Corp. repaid the $13,310 loan receivable to us.

On September 11, 2013, we provided a $75,000 senior secured term loan to support the recapitalization of American Broadband Holding Company and Cameron Holdings of NC, Inc., a provider of voice, video, and high-speed internet services. The first lien Term Loan B bears interest in cash at the greater of 11.0% or Libor plus 9.75% and has a final maturity of September 30, 2018.

On September 13, 2013, we made an investment of $36,515 to purchase 83.56% of the subordinated notes in Apidos CLO XV, Ltd.

On September 19, 2013, we provided $41,042 of debt and $6,943 of equity financing to support the recapitalization of MITY Holdings of Delaware Inc. (“Mity”), a designer, manufacturer and seller of multipurpose room furniture and specialty healthcare seating products. The $22,792 first lien note issued to Mity bears interest in cash at the greater of 9.0% or Libor plus 7.0% and interest payment in kind of 9.0% and has a final maturity of September 19, 2019. The $18,250 first lien note issued to Mity-Lite, Inc. bears interest in cash at the greater of 10.0% or Libor plus 7.0% and has a final maturity of March 19, 2019.

On September 25, 2013, we made a $12,000 subordinated secured second lien investment in NCP Finance Limited Partnership, a lender to short term loan providers in the alternative financial services industry. The subordinated secured term loan bears interest in cash at the greater of 11.0% or Libor plus 9.75% and has a final maturity of September 30, 2018.

On September 30, 2013, we made an investment of $20,945 to purchase 51.02% of the subordinated notes in Galaxy XVI CLO, Ltd.

On September 30, 2013, we sold our investment in ADAPCO, Inc. for net proceeds of $553, recognizing a realized gain of $413 on the sale.

On September 30, 2013, we made an $18,818 follow-on investment in JHH Holdings, Inc., a provider of home healthcare services in Texas. The second lien term loan bears interest in cash at the greater of 11.25% or Libor plus 10.0% and interest payment in kind of 0.5% and has a final maturity of March 30, 2019.

Equity Issuance

During the period from July 1, 2013 to September 30, 2013, we sold 21,293,338 shares of our common stock at an average price of $11.18 per share, and raised $238,036 of gross proceeds, under the ATM Program. Net proceeds were $235,037 after commissions to the broker-dealer on shares sold and offering costs.

On July 22, 2013, August 22, 2013 and September 19, 2013, we issued 109,437, 113,610 and 132,597 shares of our common stock in connection with the dividend reinvestment plan, respectively.

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

Credit Facility

On August 15, 2013, we announced an increase of $15,000 to our commitments to our credit facility. The lenders have extended commitments of $567,500 as of September 30, 2013; which was increased to $587,500 in October 2013 (see Recent Developments).

Debt Issuance

During the quarter ended September 30, 2013, we issued $98,255 in aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $96,189, as follows:

Date of Issuance	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date

July 5, 2013 – July 25, 2013	$18,557	4.75% - 5.00%	4.96%	July 15, 2018
August 8, 2013 – August 22, 2013	11,885	5.00%	5.00%	August 15, 2018
September 6, 2013 – September 26, 2013	21,095	5.00%	5.00%	September 15, 2018
August 1, 2013	3,820	5.00%	5.00%	February 15, 2019
August 15, 2013 – August 22, 2013	1,800	5.50%	5.50%	February 15, 2020
July 5, 2013 – July 25, 2013	8,962	5.50% - 5.75%	5.65%	July 15, 2020
August 8, 2013	851	5.50%	5.50%	August 15, 2020
September 6, 2013 – September 26, 2013	4,586	5.50%	5.50%	September 15, 2020
August 1, 2013	1,996	5.75%	5.75%	February 15, 2021
August 15, 2013 – August 22, 2013	940	6.00%	6.00%	August 15, 2028
July 5, 2013 – July 25, 2013	2,960	6.25%	6.25%	July 15, 2031
August 1, 2013 – August 8, 2013	1,102	6.00% - 6.125%	6.09%	August 15, 2031
September 6, 2013 – September 26, 2013	1,127	6.00%	6.00%	September 15, 2033
August 15, 2013 – August 22, 2013	3,372	6.50%	6.50%	August 15, 2038
July 5, 2013 – July 25, 2013	7,337	6.75%	6.75%	July 15, 2043
August 1, 2013 – August 8, 2013	2,707	6.50% - 6.625%	6.57%	August 15, 2043
September 6, 2013 – September 26, 2013	5,158	6.50%	6.50%	September 15, 2043
	$98,255

Investment Holdings

As of September 30, 2013, we continue to pursue our diversified investment strategy. At September 30, 2013, approximately $4,553,136 or 156.5% of our net assets are invested in 129 long-term portfolio investments and CLOs and 5.2% of our net assets are invested in money market funds.

During the three months ended September 30, 2013, we originated $556,843 of new investments, primarily composed of $312,944 of secured lending to non-control investments, $144,912 of debt and equity financing to controlled investments, and $98,987 of subordinated notes in CLOs. Our origination efforts are focused primarily on secured lending, to reduce the risk in the portfolio, investing primarily in first lien loans, and subordinated notes in CLOs, though we also continue to close select junior debt and equity investments. Our annualized current yield was 13.6% and 12.5% as of June 30, 2013 and September 30, 2013, respectively, across all performing interest bearing investments. The decrease in our current yield is primarily the result of senior secured loan refinancing activity that took place in the leveraged loan market and within our CLO portfolios during the first half of calendar year 2013. Monetization of equity positions that we hold and loans on non-accrual status are not included in this yield calculation. In many of our portfolio companies we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.

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

As of September 30, 2013, we own controlling interests in AIRMALL USA, Inc. (“Airmall”), Ajax Rolled Ring & Machine, Inc. (“Ajax”), APH Property Holdings, LLC (“APH”), AWCNC, LLC, Borga, Inc. (“Borga”), CCPI Holdings, Inc., CP Holdings, Credit Central Holdings of Delaware, LLC, Energy Solutions Holdings, Inc. (f/k/a Gas Solutions Holdings, Inc.) (“Energy Solutions”), First Tower Holdings of Delaware, LLC (“First Tower Delaware”), The Healing Staff, Inc. (“THS”), Manx Energy, Inc. (“Manx”), MITY Holdings of Delaware Inc. (“Mity”), Nationwide Acceptance Holdings, LLC, NMMB Holdings, Inc., R-V Industries, Inc. (“R-V”), Valley Electric Holdings I, Inc. (“Valley Electric”) and Wolf Energy Holdings, Inc. (“Wolf”). We also own an affiliated interest in BNN Holdings Corp. (f/k/a Biotronic NeuroNetwork), Boxercraft Incorporated (“Boxercraft”) and Smart, LLC.

The following is a summary of our investment portfolio by level of control at September 30, 2013 and June 30, 2013, respectively:

	September 30, 2013				June 30, 2013

Level of Control	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio

Control	$970,400	20.9%	$947,572	20.8%	$830,151	19.5%	$811,634	19.5%
Affiliate	49,324	1.1%	37,425	0.8%	49,189	1.2%	42,443	1.0%
Non-control/Non-affiliate	3,622,564	78.0%	3,568,139	78.4%	3,376,438	79.3%	3,318,775	79.5%
Total Portfolio	$4,642,288	100.0%	$4,553,136	100.0%	$4,255,778	100.0%	$4,172,852	100.0%

The following is our investments in interest bearing securities presented by type of security at September 30, 2013 and June 30, 2013, respectively:

	September 30, 2013				June 30, 2013

Type of Investment	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio

Revolving Line of Credit	$13,238	0.3%	$12,705	0.3%	$9,238	0.2%	$8,729	0.2%
Senior Secured Debt	2,524,504	54.4%	2,444,947	53.7%	2,262,327	53.1%	2,207,091	52.8%
Subordinated Secured Debt	1,032,693	22.3%	988,581	21.8%	1,062,386	25.0%	1,024,901	24.6%
Subordinated Unsecured Debt	130,444	2.8%	119,165	2.6%	88,470	2.1%	88,827	2.1%
CLO Debt	27,776	0.6%	29,320	0.6%	27,667	0.7%	28,589	0.7%
CLO Residual Interest	749,019	16.1%	777,678	17.1%	660,619	15.5%	658,086	15.8%
Preferred Stock	24,904	0.5%	4,827	0.1%	25,016	0.6%	14,742	0.4%
Common Stock	137,221	2.9%	141,910	3.1%	117,678	2.7%	108,494	2.6%
Membership Interests	216	0.0%	3,890	0.1%	216	0.0%	492	0.0%
Overriding Royalty Interests	—	—%	—	—%	—	—%	—	—%
Net Profits Interests	—	—%	20,732	0.5%	—	—%	20,959	0.5%
Escrows Receivable	—	—%	2,031	0.0%	—	—%	4,662	0.1%
Warrants	2,273	0.1%	7,350	0.1%	2,161	0.1%	7,280	0.2%
Total Portfolio	$4,642,288	100.0%	$4,553,136	100.0%	$4,255,778	100.0%	$4,172,852	100.0%

The following is our investments in interest bearing securities presented by type of security at September 30, 2013 and June 30, 2013, respectively:

	September 30, 2013				June 30, 2013

Type of Investment	Cost	Percent of Debt Securities	Fair Value	Percent of Debt Securities	Cost	Percent of Debt Securities	Fair Value	Percent of Debt Securities

First Lien	$2,537,742	56.7%	$2,457,652	56.2%	$2,271,565	55.3%	$2,215,820	55.2%
Second Lien	1,032,693	23.1%	988,581	22.6%	1,062,386	25.8%	1,024,901	25.5%
Unsecured	130,444	2.9%	119,165	2.7%	88,470	2.2%	88,827	2.2%
CLO Residual Interest	749,019	16.7%	777,678	17.8%	660,619	16.0%	658,086	16.4%
CLO Debt	27,776	0.6%	29,320	0.7%	27,667	0.7%	28,589	0.7%
Total Debt Securities	$4,477,674	100.0%	$4,372,396	100.0%	$4,110,707	100.0%	$4,016,223	100.0%

The following is our investment portfolio presented by geographic location of the investment at September 30, 2013 and June 30, 2013, respectively:

	September 30, 2013				June 30, 2013

Geographic Location	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio

Canada	$15,000	0.3%	$15,000	0.3%	$165,000	3.9%	$165,000	4.0%
Cayman Islands	776,795	16.7%	806,998	17.7%	688,286	16.2%	686,675	16.5%
France	12,126	0.3%	12,323	0.3%	—	—%	—	—%
Ireland	14,930	0.3%	15,000	0.3%	14,927	0.4%	15,000	0.4%
Midwest US	717,782	15.5%	688,145	15.1%	565,239	13.3%	531,934	12.7%
Northeast US	719,081	15.5%	725,638	15.9%	649,484	15.3%	663,025	15.9%
Puerto Rico	41,253	0.9%	39,307	0.9%	41,352	1.0%	41,352	1.0%
Southeast US	1,174,655	25.3%	1,144,289	25.2%	1,111,946	26.0%	1,081,320	25.8%
Southwest US	454,055	9.8%	415,244	9.1%	345,392	8.1%	336,362	8.1%
Western US	716,611	15.4%	691,192	15.2%	674,152	15.8%	652,184	15.6%
Total Portfolio	$4,642,288	100.0%	$4,553,136	100.0%	$4,255,778	100.0%	$4,172,852	100.0%

The following is our investment portfolio presented by industry sector of the investment at September 30, 2013 and June 30, 2013, respectively:

	September 30, 2013				June 30, 2013

Industry	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio

Aerospace and Defense	$12,182	0.3%	$12,323	0.3%	$56	0.0%	$—	—%
Automobile / Auto Finance	23,282	0.5%	23,355	0.5%	23,214	0.6%	22,917	0.5%
Biotechnology	—	—%	14	0.0%	—	—%	14	0.0%
Business Services	233,010	5.0%	232,628	5.1%	180,793	4.2%	179,544	4.3%
Chemicals	19,605	0.4%	19,605	0.4%	28,364	0.7%	28,648	0.7%
Commercial Services	251,311	5.4%	251,522	5.5%	252,073	5.9%	252,073	6.0%
Construction and Engineering	54,412	1.2%	47,611	1.0%	53,615	1.3%	53,615	1.3%
Consumer Finance	407,527	8.8%	421,052	9.2%	413,332	9.7%	406,964	9.8%
Consumer Services	329,741	7.1%	331,728	7.3%	330,343	7.8%	332,394	8.0%
Contracting	2,661	0.1%	—	—%	2,145	0.1%	—	—%
Diversified Financial Services	834,290	18.0%	856,742	18.8%	745,705	17.5%	742,434	17.8%
Diversified / Conglomerate Service	—	—%	318	0.1%	—	—%	143	0.0%
Durable Consumer Products	404,760	8.7%	398,269	8.7%	380,225	8.9%	370,207	8.9%
Ecological	—	—%	—	—%	141	0.0%	335	0.0%
Electronics	—	—%	135	0.0%	—	—%	149	0.0%
Energy	61,646	1.3%	55,215	1.2%	63,895	1.5%	56,321	1.3%
Food Products	174,535	3.8%	174,540	3.8%	177,423	4.2%	177,428	4.3%
Healthcare	279,354	6.0%	275,362	6.1%	275,124	6.5%	273,838	6.6%
Hotel, Restaurant & Leisure	11,772	0.3%	12,000	0.3%	11,764	0.3%	12,000	0.3%
Machinery	396	0.0%	797	0.0%	396	0.0%	790	0.0%
Manufacturing	163,800	3.5%	134,520	2.9%	163,431	3.8%	167,584	4.0%
Media	170,559	3.7%	158,170	3.5%	171,290	4.0%	161,325	3.9%
Metal Services and Minerals	60,297	1.3%	60,405	1.3%	60,162	1.4%	60,274	1.4%
Oil and Gas Production	150,015	3.2%	97,692	2.2%	75,126	1.8%	24,420	0.6%
Personal and Nondurable Consumer Products	84,230	1.8%	84,087	1.9%	39,000	0.9%	39,630	0.9%
Pharmaceuticals	74,000	1.6%	74,000	1.6%	—	—%	—	—%
Property Management	51,020	1.1%	51,411	1.3%	51,170	1.2%	54,648	1.3%
Real Estate	154,022	3.3%	154,022	3.4%	152,540	3.6%	152,540	3.7%
Retail	14,200	0.3%	14,593	0.3%	14,190	0.3%	14,569	0.3%
Software & Computer Services	306,213	6.6%	307,371	6.7%	307,734	7.2%	309,308	7.4%
Specialty Minerals	38,500	0.8%	41,669	0.9%	38,500	0.9%	42,558	1.0%
Textiles, Apparel & Luxury Goods	75,000	1.6%	75,000	1.6%	99,500	2.3%	99,323	2.4%
Textiles and Leather	116,045	2.5%	104,518	2.3%	16,760	0.4%	9,385	0.2%
Transportation	83,903	1.8%	82,462	1.8%	127,767	3.0%	127,474	3.1%

Total Portfolio	$4,642,288	100.0%	$4,553,136	100.0%	$4,255,778	100.0%	$4,172,852	100.0%

Portfolio Investment Activity

During the three months ended September 30, 2013, we acquired $492,518 of new investments, completed follow-on investments in existing portfolio companies, totaling approximately $55,743, funded $4,000 of revolver advances, and recorded PIK interest of $4,581, resulting in gross investment originations of $556,843. The more significant of these investments are discussed in the First Quarter Highlights.

In addition to the repayments noted in the First Quarter Highlights, during the three months ended September 30, 2013, we received principal amortization payments of $7,712 on several loans, and $10,683 of partial prepayments primarily related to Energy Solutions, Stauber Performance Ingredients, and Cinedigm DC Holdings, LLC.

On January 4, 2012, Energy Solutions sold its gas gathering and processing assets (“Gas Solutions”) for a sale price of $199,805, adjusted for the final working capital settlement, including a potential earnout of $28,000 that may be paid based on the future performance of Gas Solutions. Through September 30, 2013, we have not accrued income for any portion of the $28,000 potential payment. After expenses, including structuring fees of $9,966 paid to us, Energy Solutions received $158,687 in cash. Currently, a loan to Energy Solutions remains outstanding and is collateralized by the cash held by Energy Solutions after the sale transaction. The sale of Gas Solutions by Energy Solutions resulted in significant earnings and profits, as defined by the Internal Revenue Code, at Energy Solutions for calendar year 2012. As a result, distributions from Energy Solutions to us were required to be recognized as dividend income, in accordance with ASC 946, as cash distributions were received from Energy Solutions, to the extent there are current year earnings and profits sufficient to support such recognition. During the three months ended September 30, 2013, Energy Solutions repaid $4,250 of senior and subordinated secured debt. We received $2,409 of make-whole fees for early repayment of the outstanding loan receivables, which was recorded as interest income during the three months ended September 30, 2013. During the three months ended September 30, 2012, we received distributions of $33,250 from Energy Solutions which were recorded as dividend income. No such dividends were received during the three months ended September 30, 2013. Energy Solutions continues to hold $7,118 of cash for future investment and repayment of the remaining debt.

During the quarters ended September 30, 2013 and September 30, 2012, we recognized $240 and $284 of interest income due to purchase discount accretion from the assets acquired from Patriot Capital Funding, Inc. (“Patriot”), respectively. There was no accelerated accretion during the three months ended September 30, 2013 and September 30, 2012. We expect to recognize $160 of normal accretion during the three months ended December 31, 2013, after which, there will be $141 remaining to be accreted.

The following is a quarter-by-quarter summary of our investment activity:

Quarter-End	Acquisitions(1)	Dispositions(2)

September 30, 2013	$556,843	$164,167
June 30, 2013	798,760	321,615
March 31, 2013	784,395	102,527
December 31, 2012	772,125	349,269
September 30, 2012	747,937	158,123
June 30, 2012	573,314	146,292
March 31, 2012	170,073	188,399
December 31, 2011	154,697	120,206
September 30, 2011	222,575	46,055
June 30, 2011	312,301	71,738
March 31, 2011	359,152	78,571
December 31, 2010	140,933	67,405
September 30, 2010	140,951	68,148
June 30, 2010	88,973	39,883
March 31, 2010	59,311	26,603
December 31, 2009(3)	210,438	45,494
September 30, 2009	6,066	24,241
June 30, 2009	7,929	3,148
March 31, 2009	6,356	10,782
December 31, 2008	13,564	2,128
September 30, 2008	70,456	10,949
June 30, 2008	118,913	61,148
March 31, 2008	31,794	28,891
December 31, 2007	120,846	19,223
September 30, 2007	40,394	17,949
June 30, 2007	130,345	9,857
March 31, 2007	19,701	7,731
December 31, 2006	62,679	17,796
September 30, 2006	24,677	2,781
June 30, 2006	42,783	5,752
March 31, 2006	15,732	901
December 31, 2005	—	3,523
September 30, 2005	25,342	—
June 30, 2005	17,544	—
March 31, 2005	7,332	—
December 31, 2004	23,771	32,083
September 30, 2004	30,371	—
Since inception	$6,909,373	$2,253,378

(1)                       Includes new deals, additional fundings, refinancings and PIK interest.

(2)                       Includes scheduled principal payments, prepayments and refinancings.

(3)                       The $210,438 of acquisitions for the quarter ended December 31, 2009 includes $207,126 of portfolio investments acquired from Patriot.

Investment Valuation

In determining the fair value of our portfolio investments at September 30, 2013, the Audit Committee considered valuations from the independent valuation firms and from management having an aggregate range of $4,437,390 to $4,720,672 excluding money market investments.

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

In determining the range of value for our investments in CLOs, management and the independent valuation firms used dynamic discounted cash flow models, where the projected future cash flow was estimated using Monte Carlo simulation techniques in accordance with the requirements of ASC 820. The valuations were accomplished through the analysis of the CLO deal structures to identify the risk exposures from the modeling point of view. For each CLO security, the most appropriate valuation approach was chosen from alternative approaches to ensure the most accurate valuation for such security. A discounted cash flow model is prepared, utilizing a waterfall engine to store the collateral data, generate numerous collateral cash flows from the assets based on various assumptions for the risk factors, and distribute the cash flow to the liability structure based on the payment priorities, and discount them back using proper discount rates to the various cash flows along each simulation path.

The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties, comparable multiples for recent sales of companies within the industry and discounted cash flow models for our investments in CLOs. The composite of all these analyses, applied to each investment, was a total valuation of $4,553,136, excluding money market investments.

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

In September 2013, AIRMALL distributed $7,000 of earnings to us which was recorded as dividend income during the quarter ended September 30, 2013. As a result of the distribution of earnings, our Board of Directors decreased the fair value of our investment in AIRMALL to $51,411 as of September 30, 2013, a premium of $391 from its amortized cost, compared to the $3,478 unrealized appreciation recorded at June 30, 2013.

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

On April 1, 2013, we refinanced our existing $38,472 senior loans to Ajax, increasing the size of our debt investment to $38,537. Concurrent with the refinancing, we received repayment of the $18,635 loans that were previously outstanding. As of September 30, 2013, we control 78.01% of the fully-diluted common and preferred equity. The principal balance of our senior debt to Ajax was $19,636 and our subordinated debt was $20,008 as of September 30, 2013.

Due to soft operating results, the Board of Directors decreased the fair value of our investment in Ajax to $28,084 as of September 30, 2013, a reduction of $17,617 from its amortized cost, compared to the $6,057 unrealized depreciation recorded at June 30, 2013.

APH Property Holdings, LLC

We make investments in real estate through our investment in APH, a holding company that owns 100% of the common equity of APHC. APHC is a Maryland corporation and qualified REIT for federal income tax purposes.

As of September 30, 2013, we have provided $127,374 and $26,648 of debt and equity financing, respectively, to APH for the acquisition of various industrial and multi-family residential real estate properties in Florida and Georgia. As of September 30, 2013, APHC’s real estate portfolio was comprised of seven investments. The following table shows the mortgages outstanding due to other parties for each of the seven properties:

No.	Property Name	City	Date of Acquisition	Purchase Price	Mortgage Outstanding
1	146 Forest Parkway	Forest Park, GA	10/24/2012	$ 7,400	$ –
2	Abbington Pointe	Marietta, GA	12/28/2012	23,500	15,275
3	Amberly Place	Tampa, FL	1/17/2013	63,400	39,600
4	Lofton Place	Tampa, FL	4/30/2013	26,000	16,965
5	Vista at Palma Sola	Bradenton, FL	4/30/2013	27,000	17,550
6	Arlington Park	Marietta, GA	5/8/2013	14,850	9,650
7	Arium Resort	Pembroke Pines, FL	6/24/2013	225,000	157,500

The Board of Directors set the fair value of our investment in APH at $154,022 as of September 30, 2013, equal to its amortized cost.

Energy Solutions Holdings, Inc. (f/k/a Gas Solutions Holdings, Inc.)

Energy Solutions owns interests in other companies operating in the energy sector. These include operating offshore supply vessels and ownerships of a non-operating biomass plant and several coal mines. Energy Solutions subsidiaries formerly owned interests in a gas gathering and processing system in east Texas.

In December 2011, we completed a reorganization of Gas Solutions Holdings, Inc. renaming the company Energy Solutions and transferring ownership of other operating companies owned by us and operating within the energy industry with the intent of strategically expanding Energy Solutions operations across energy sectors. As part of the reorganization, we transferred our equity interests in Change Clean Energy Holdings, Inc. (“CCEHI”), Change Clean Energy, Inc. (“CCEI”), Freedom Marine Holdings, LLC (“Freedom Marine”) and Yatesville Coal Holdings, Inc. (“Yatesville”) to Energy Solutions. On December 28, 2011, we made a follow-on investment of $4,750 to support the acquisition of a new vessel by Vessel Holdings LLC, a subsidiary of Freedom Marine.

On January 4, 2012, Energy Solutions sold its gas gathering and processing assets (“Gas Solutions”) for a sale price of $199,805, adjusted for the final working capital settlement, including a potential earnout of $28,000 that may be paid based on the future performance of Gas Solutions. Through September 30, 2013, we have not accrued income for any portion of the $28,000 potential payment. After expenses, including structuring fees of $9,966 paid to us, Energy Solutions received $158,687 in cash. Currently, a loan to Energy Solutions remains outstanding and is collateralized by the cash held by Energy Solutions after the sale transaction. The sale of Gas Solutions by Energy Solutions resulted in significant earnings and profits, as defined by the Internal Revenue Code, at Energy Solutions for calendar year 2012. As a result, distributions from Energy Solutions to us were required to be recognized as dividend income, in accordance with ASC 946, as cash distributions were received from Energy Solutions, to the extent there are current year earnings and profits sufficient to support such recognition. During the three months ended September 30, 2013, Energy Solutions repaid $4,250 of senior and subordinated secured debt. We received $2,409 of make-whole fees for early repayment of the outstanding loan receivables, which was recorded as interest income during the three months ended September 30, 2013. During the three months ended September 30, 2012, we received distributions of $33,250 from Energy Solutions which were recorded as dividend income. No such dividends were received during the three months ended September 30, 2013. Energy Solutions continues to hold $7,118 of cash for future investment and repayment of the remaining debt.

In determining the value of Energy Solutions, we have utilized two valuation techniques to determine the value of the investment. Our Board of Directors has determined the value to be $23,590 for our debt and equity positions at September 30, 2013 based upon a combination of a current value method for the cash balances of Energy Solutions and a liquidation analysis for our interests in CCEHI, CCEI, Freedom Marine and Yatesville. At September 30, 2013 and June 30, 2013, Energy Solutions, including the underlying portfolio companies affected by the reorganization, was valued at $6,431 and $7,574 below its amortized cost, respectively.

First Tower Holdings of Delaware, LLC

First Tower is a multiline specialty finance company based in Flowood, Mississippi with over 170 branch offices.

On June 15, 2012, we acquired 80.1% of First Tower, LLC (“First Tower”) businesses for $110,200 in cash and 14,518,207 unregistered shares of our common stock. Based on our share price of $11.06 at the time of issuance, we acquired our 80.1% interest in First Tower for approximately $270,771. As consideration for our investment, First Tower Delaware, which is 100% owned by us, recorded a secured revolving credit facility to us of $244,760 and equity of $43,193. First Tower Delaware owns 80.1% of First Tower Holdings LLC, the holding company of First Tower. The assets of First Tower acquired include, among other things, the subsidiaries owned by First Tower, which hold finance receivables, leaseholds, and tangible property associated with First Tower’s businesses. During the three months ended June 30, 2012, we received $8,075 in structuring fee income. During the three months ended December 31, 2012, we funded an additional $20,000 of senior secured debt to support seasonally high demand during the holiday season. As of August 31, 2013, First Tower had total assets of approximately $635,483 including $405,742 of finance receivables net of unearned charges. As of June 30, 2013, First Tower’s total debt outstanding to parties senior to us was $264,760.

Due to improved operating results, the Board of Directors increased the fair value of our investment in First Tower to $313,673 as of September 30, 2013, a premium of $5,720 to its amortized cost, compared to the $9,869 unrealized depreciation recorded at June 30, 2013.

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

On January 19, 2010, we modified the terms of our senior secured debt in AEH and Coalbed in conjunction with the formation of Manx, a new entity consisting of the assets of AEH, Coalbed and Kinley Exploration LLC. The assets of the three companies were combined under new common management. We funded $2,800 at closing to Manx to provide for working capital. A portion of our loans to AEH and Coalbed was exchanged for Manx preferred equity, while our AEH equity interest was converted into Manx common stock. There was no change to fair value at the time of restructuring, and we continue to fully reserve any income accrued for Manx. During the year ended June 30, 2011, we made a follow-on secured debt investments of $750 in Manx to support ongoing operations. On June 30, 2012, Manx assigned the membership interests and associated operating company debt of Coalbed and AEH to Wolf Energy Holdings, Inc. (“Wolf”), a newly-formed company owned by us. During the quarter ended June 30, 2013, we determined that the impairment of Manx was other-than-temporary and recorded a realized loss of $9,397 for the amount that the amortized cost exceeded the fair value.

The Board of Directors set the fair value of our investment in Manx at $413 as of September 30, 2013, a reduction of $87 from its amortized cost, compared to the $154 unrealized depreciation recorded at June 30, 2013.

The Healing Staff, Inc.

During the three months ended December 31, 2012, we determined that the impairment of Integrated Contract Services, Inc. (“ICS”) was other-than-temporary and recorded a realized loss of $12,198 for the amount that the amortized cost exceeded the fair value. Our remaining investments are in THS and Vets Securing America (“VSA”), wholly owned subsidiaries of ICS with ongoing operations. THS provides outsourced medical staffing services to governmental and commercial enterprises. VSA provides out-sourced security guards staffed primarily using retired military and police department veterans.

During September and October 2007, we provided $1,170 to THS for working capital through our investment in ICS. In January 2009, we foreclosed on the real and personal property of ICS. Through this foreclosure process, we gained 100% ownership of THS. As part of its strategy to diversify its revenues THS started VSA as a new business in the latter part of 2009. During the year ended June 30, 2011 and the six months ended December 31, 2011, we made follow-on secured debt investments of $1,708 and $874, respectively, to support the ongoing operations of THS and VSA. Effective October 19, 2011, the closing date of the sale by VSA of a commercial real estate asset, $893 of the follow-on secured debt investments were repaid. In early May 2012, we made short-term secured debt investments of $118 and $42, respectively, to support the operations of THS and VSA, which short term debt was repaid in early June 2012. We made no additional fundings during the fiscal year ended June 30, 2013 and the three months ended September 30, 2013. In May 2012, in connection with the implementation of accounts receivable based funding programs for THS and VSA with a third party provider we agreed to subordinate our first priority security interest in all of the accounts receivable and other assets of THS and VSA to the third party provider of that accounts receivable based funding.

Based upon an analysis of the liquidation value of assets, our Board of Directors determined the fair value of our investment in THS and VSA to be zero at September 30, 2013 and June 30, 2013, respectively, a reduction of $3,831 from its amortized cost.

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

Our Board of Directors set the fair value of our investment in Wolf at $5,256 as of September 30, 2013, a reduction of $2,785 from its amortized cost, compared to the $3,091 unrealized depreciation recorded at June 30, 2013.

Equity positions in the portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results. Three of our portfolio companies, Ajax, First Tower Delaware, and Valley Electric experienced such volatility and experienced fluctuations in valuation during the three months ended September 30, 2013. The value of Ajax decreased to $28,084 as of September 30, 2013, a discount of $17,617 to its cost, compared to the $6,057 unrealized loss recorded at June 30, 2013 due to a decline in operating results. The value of our equity position in First Tower increased to $313,673 as of September 30, 2013, a premium of $5,720 to its cost, compared to the $9,869 unrealized loss recorded at June 30, 2013 as there has been improvement in operating results during the quarter. The value of Valley Electric decreased to $47,611 as of September 30, 2013, a discount of $6,801 to its cost, compared to the value of $53,615 recorded at June 30, 2013, equal to its cost, due to a decline in operating results. Six of the other controlled investments have been valued at discounts to the original investment. Seven of the control investments are valued at the original investment amounts or higher. Overall, at September 30, 2013, the control investments are valued at $22,828 below their amortized cost.

We hold three affiliate investments at September 30, 2013. One of our affiliate portfolio companies, Boxercraft, experienced a meaningful decrease in valuation during the three months ended September 30, 2013 due to declining operating results. As of September 30, 2013, Boxercraft is valued at $5,518, a reduction of $11,527 to its amortized cost. Overall, at September 30, 2013, affiliate investments are valued $11,899 below their amortized cost.

With the Non-control/Non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is limited on the high side to each loan’s par value, plus any prepayment premia that could be imposed. Many of the debt investments in this category have not experienced a significant change in value, as they were previously valued at or near par value. Non-control/Non-affiliate investments did not experience significant changes in valuation and are generally performing as expected or better than expected. As of September 30, 2013, three of our Non-control/Non-affiliate investments, Gulf Coast Machine & Supply Company (“Gulf Coast”), Stryker Energy, LLC (“Stryker”) and Wind River Resources Corporation (“Wind River”), are valued at a discount to amortized cost, due to a decline in the operating results of the operating companies from those originally underwritten. Overall, at September 30, 2013, other Non-control/Non-affiliate investments are valued at $21,250 above their amortized cost, excluding our investments in Gulf Coast, Stryker and Wind River, as the remaining companies are generally performing as or better than expected.

Capitalization

Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt currently consists of a revolving credit facility availing us of the ability to borrow debt subject to borrowing base determinations and Senior Convertible Notes which we issued in December 2010, February 2011, April 2012, August 2012 and December 2012, Senior Unsecured Notes, and Prospect Capital InterNotes®, which we may issue from time to time, and our equity capital, which is comprised entirely of common equity. The following table shows the Revolving Credit Facility, Senior Convertible Notes, Senior Unsecured Notes and Prospect Capital InterNotes® amounts and outstanding borrowings at September 30, 2013 and June 30, 2013:

	As of September 30, 2013		As of June 30, 2013

	Maximum Draw Amount	Amount Outstanding	Maximum Draw Amount	Amount Outstanding

Revolving Credit Facility	$567,500	$69,000	$552,500	$124,000
Senior Convertible Notes	$847,500	$847,500	$847,500	$847,500
Senior Unsecured Notes	$347,762	$347,762	$347,725	$347,725
Prospect Capital InterNotes®	$461,977	$461,977	$363,777	$363,777

The following table shows the contractual maturity of our Revolving Credit Facility, Senior Convertible Notes, Senior Unsecured Notes and Prospect Capital InterNotes® at September 30, 2013:

	Payments Due by Period
	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$69,000	$—	$—	$69,000	$—
Senior Convertible Notes	847,500	—	317,500	330,000	200,000
Senior Unsecured Notes	347,762	—	—	—	347,762
Prospect Capital InterNotes®	461,977	—	—	51,537	410,440
Total contractual obligations	$1,726,239	$—	$317,500	$450,537	$958,202

We have and expect to continue to fund a portion of our cash needs through borrowings from banks, issuances of senior securities, including secured, unsecured and convertible debt securities, or issuances of common equity. For flexibility, we maintain a universal shelf registration statement that allows for the public offering and sale of our debt securities, common stock, preferred stock, subscription rights, and warrants and units to purchase such securities in an amount up to $3,000,000 less issuances to date. As of September 30, 2013, we can issue up to $1,406,927 of additional debt and equity securities in the public market under this shelf registration. On October 15, 2013, we were declared effective on a new shelf and at that time could issue an additional $5,000,000 of debt and equity securities. We may from time to time issue securities pursuant to the shelf registration statement or otherwise pursuant to private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.

Revolving Credit Facility

On March 27, 2012, we closed on an expanded five-year $650,000 revolving credit facility with a syndicate of lenders through PCF (the “2012 Facility”). The lenders have extended commitments of $567,500 under the 2012 Facility as of September 30, 2013; which was increased to $587,500 in October 2013 (see Recent Developments). The 2012 Facility includes an accordion feature which allows commitments to be increased up to $650,000 in the aggregate. The revolving period of the 2012 Facility extends through March 2015, with an additional two year amortization period (with distributions allowed) after the completion of the revolving period. During such two year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the two year amortization period, the remaining balance will become due, if required by the lenders.

The 2012 Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The 2012 Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the 2012 Facility. The 2012 Facility also requires the maintenance of a minimum liquidity requirement. At September 30, 2013, we were in compliance with the applicable covenants.

Interest on borrowings under the 2012 Facility is one-month Libor plus 275 basis points with no minimum Libor floor. Additionally, the lenders charge a fee on the unused portion of the 2012 Facility equal to either 50 basis points if at least half of the credit facility is drawn or 100 basis points otherwise. The 2012 Facility requires us to pledge assets as collateral in order to borrow under the credit facility. As of September 30, 2013 and June 30, 2013, we had $498,675 and $473,508, respectively, available to us for borrowing under the 2012 Facility, of which the amount outstanding was $69,000 and $124,000, respectively. As additional investments that are eligible are transferred to PCF and pledged under the 2012 Facility, PCF will generate additional availability up to the commitment amount of $587,500. At September 30, 2013, the investments used as collateral for the 2012 Facility had an aggregate fair value of $884,267, which represents 18.8% of our total investments at fair value. These assets have been transferred to PCF, a bankruptcy remote special purpose entity, which owns these investments and as such, these investments are not available to our general creditors. PCF, a bankruptcy remote special purpose entity and our wholly-owned subsidiary, holds all of these investments at fair value as of September 30, 2013. The release of any assets from PCF requires the approval of the facility agent.

In connection with the origination and amendments of the 2012 Facility, we incurred $11,399 of fees, including $1,319 of fees carried over from the previous facility, which are being amortized over the term of the facility in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $5,966 remains to be amortized.

During the three months ended September 30, 2013 and September 30, 2012, we recorded $2,476 and $2,168 of interest costs and amortization of financing costs on the 2012 Facility as interest expense, respectively.

Senior Convertible Notes

On December 21, 2010, we issued $150,000 in aggregate principal amount of our 6.25% senior convertible notes due 2015 (“2015 Notes”) for net proceeds after underwriting expenses of approximately $145,200. Interest on the 2015 Notes is paid semi-annually in arrears on June 15 and December 15, at a rate of 6.25% per year, commencing June 15, 2011. The 2015 Notes mature on December 15, 2015 unless converted earlier. The 2015 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at September 30, 2013 of 88.0902 and 88.1429 shares of common stock, respectively, per $1 principal amount of 2015 Notes, which is equivalent to an initial conversion price and conversion price at September 30, 2013 of approximately $11.35 per share of common stock, subject to adjustment in certain circumstances. The conversion price in effect at September 30, 2013 was calculated on the last anniversary of the issuance (December 21, 2012) and will be adjusted again on the next anniversary, unless the exercise price shall have changed by more than 1% before the anniversary. The conversion rate for the 2015 Notes is increased if monthly cash dividends paid to common shares exceed the rate of $0.101125 cents per share, subject to adjustment.

On February 18, 2011, we issued $172,500 in aggregate principal amount of our 5.50% senior convertible notes due 2016 (“2016 Notes”) for net proceeds after underwriting expenses of approximately $167,325. Between January 30, 2012 and February 2, 2012, we repurchased $5,000 of our 2016 Notes at a price of 97.5, including commissions. The transactions resulted in our recognizing $10 of loss in the year ended June 30, 2012. Interest on the remaining $167,500 of 2016 Notes is paid semi-annually in arrears on February 15 and August 15, at a rate of 5.50% per year, commencing August 15, 2011. The 2016 Notes mature on August 15, 2016 unless converted earlier. The 2016 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at September 30, 2013 of 78.3699 and 78.5395 shares of common stock, respectively, per $1 principal amount of 2016 Notes, which is equivalent to a conversion price of approximately $12.76 and $12.73 per share of common stock, respectively, subject to adjustment in certain circumstances. The conversion price in effect at September 30, 2013 was calculated on the last anniversary of the issuance (February 14, 2013) and will be adjusted again on the next anniversary, unless the exercise price shall have changed by more than 1% before the anniversary. The conversion rate for the 2016 Notes is increased when monthly cash dividends paid to common shares exceed the monthly dividend rate of $0.101150 per share.

On April 16, 2012, we issued $130,000 in aggregate principal amount of our 5.375% senior convertible notes due 2017 (“2017 Notes”) for net proceeds after underwriting expenses of approximately $126,035. Interest on the 2017 Notes is paid semi-annually in arrears on October 15 and April 15, at a rate of 5.375% per year, commencing October 15, 2012. The 2017 Notes mature on October 15, 2017 unless converted earlier. The 2017 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at September 30, 2013 of 85.8442 and 86.1162 shares of common stock, respectively, per $1 principal amount of 2017 Notes, which is equivalent to a conversion price of approximately $11.65 and $11.61 per share of common stock, respectively, subject to adjustment in certain circumstances. The conversion price in effect at September 30, 2013 was calculated on the last anniversary of the issuance (April 16, 2013) and will be adjusted again on the next anniversary, unless the exercise price shall have changed by more than 1% before the anniversary. The conversion rate for the 2017 Notes is increased when monthly cash dividends paid to common shares exceed the monthly dividend rate of $0.10150 per share.

On August 14, 2012, we issued $200,000 in aggregate principal amount of our 5.75% senior convertible notes due 2018 (“2018 Notes”) for net proceeds after underwriting expenses of approximately $193,600. Interest on the 2018 Notes is paid semi-annually in arrears on March 15 and September 15, at a rate of 5.75% per year, commencing March 15, 2013. The 2018 Notes mature on March 15, 2018 unless converted earlier. The 2018 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at September 30, 2013 of 82.3451and 82.8631 of common stock, respectively, per $1 principal amount of 2018 Notes, which is equivalent to a conversion price of approximately $12.14 and $12.07 per share of common stock, respectively, subject to adjustment in certain circumstances. The conversion price in effect at September 30, 2013 was calculated on the last anniversary of the issuance (August 14, 2013) and will be adjusted again on the next anniversary, unless the exercise price shall have changed by more than 1% before the anniversary. The conversion rate for the 2018 Notes is increased when monthly cash dividends paid to common shares exceed the monthly dividend rate of $0.101600 per share.

On December 21, 2012, we issued $200,000 in aggregate principal amount of 5.875% senior convertible notes due 2019 (the ‘‘2019 Notes’’) for net proceeds after underwriting and other expenses of approximately $193,600. Interest on the 2019 Notes is paid semi-annually in arrears on January 15 and July 15, at a rate of 5.875% per year, commencing July 15, 2013. The 2019 Notes mature on January 15, 2019 unless converted earlier. The 2019 Notes are convertible into shares of common stock at an initial conversion rate and conversion rate at September 30, 2013 of 79.7766 shares of common stock per $1 principal amount of 2019 Notes, which is equivalent to a conversion price of approximately $12.54 per share of common stock, subject to adjustment in certain circumstances. The conversion price has not been adjusted since the issuance (December 21, 2012) and will be adjusted on the first anniversary, unless the exercise price shall have changed by more than 1% before the anniversary. The conversion rate for the 2019 Notes is increased when monthly cash dividends paid to common shares exceed the monthly dividend rate of $0.110025 per share.

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

Upon conversion, unless a holder converts after a record date for an interest payment but prior to the corresponding interest payment date, the holder will receive a separate cash payment with respect to the Notes surrendered for conversion representing accrued and unpaid interest to, but not including the conversion date. Any such payment will be made on the settlement date applicable to the relevant conversion on the 2015 Notes, the 2016 Notes, the 2017 Notes, the 2018 Notes, and the 2019 Notes (collectively, the “Senior Convertible Notes”).

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

In connection with the issuance of the Senior Convertible Notes, we incurred $27,030 of fees which are being amortized over the terms of the notes, of which $19,149 remains to be amortized and is included within deferred financing costs on the Consolidated Statements of Assets and Liabilities as of September 30, 2013.

During the three months ended September 30, 2013 and September 30, 2012, we recorded $13,310 and $8,667 of interest costs and amortization of financing costs on the Senior Convertible Notes as interest expense, respectively.

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

On March 15, 2013, we issued $250,000 in aggregate principal amount of 5.875% senior unsecured notes due 2023 (the “2023 Notes”) for net proceeds after underwriting and other expenses of approximately $245,885. Interest on the 2023 Notes is paid semi-annually. The 2023 Notes mature on March 15, 2023. These notes will be our direct unsecured obligations and rank equally with all of our unsecured senior indebtedness from time to time outstanding.

In connection with the issuance of the 2022 Notes and 2023 Notes (collectively, the “Senior Unsecured Notes”), we incurred $7,364 of fees which are being amortized over the term of the notes, of which $6,866 remains to be amortized and is included within deferred financing costs on the Consolidated Statements of Assets and Liabilities as of September 30, 2013.

During the three months ended September 30, 2013 and September 30, 2012, we recorded $5,541 and $1,807 of interest costs and amortization of financing costs on the Senior Unsecured Notes as interest expense, respectively.

Prospect Capital InterNotes®

On February 16, 2012, we entered into a Selling Agent Agreement (the “Selling Agent Agreement”) with Incapital LLC, as purchasing agent for our issuance and sale from time to time of up to $500,000 of Prospect Capital InterNotes® (the “InterNotes® Offering”), which was subsequently increased to $1,000,000. Additional agents appointed by us from time to time in connection with the InterNotes® Offering may become parties to the Selling Agent Agreement.

These notes are direct unsecured senior obligations and will rank equally with all of our unsecured senior indebtedness outstanding. Each series of notes will be issued by a separate trust. These notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.

During the three months ended September 30, 2013, we issued $98,255 in aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of approximately $96,189. These notes were issued with stated interest rates ranging from 4.75% to 6.75% with a weighted average rate of 5.48%. These notes mature between July 15, 2018 and September 15, 2043.

The following is a summary of the notes outstanding at September 30, 2013:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Average Interest Rate	Maturity Date Range

5	$51,537	4.75%-5.00%	4.95%	July 15, 2018 – September 15, 2018
6	5,134	5.00%-5.50%	5.25%	February 15, 2019 – February 15, 2020
7	209,767	4.00%-6.55%	5.15%	June 15, 2019 – September 15, 2020
8	1,996	5.75%	5.75%	February 15, 2021
10	18,127	3.27%-7.00%	5.30%	March 15, 2022 – April 15, 2023
15	15,940	5.00%-6.00%	5.50%	May 15, 2028 – August 15, 2028
18	26,219	4.125%-6.25%	5.24%	December 15, 2030 – August 15, 2031
20	4,233	5.625%-6.00%	5.90%	November 15, 2032 – September 15, 2033
25	3,372	6.50%	6.50%	August 15, 2038
30	125,652	5.50%-6.75%	6.13%	November 15, 2042 – September 15, 2043
	$461,977

In connection with the issuance of the Prospect Capital InterNotes®, we incurred $12,757 of fees which are being amortized over the term of the notes, of which $12,212 remains to be amortized and is included within deferred financing costs on the Consolidated Statements of Assets and Liabilities as of September 30, 2013.

During the three months ended September 30, 2013 and September 30, 2012, we recorded $6,044 and $869, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.

Net Asset Value

During the three months ended September 30, 2013, we issued $256,043 of additional equity, net of underwriting and offering costs, by issuing 23,211,680 shares of our common stock. The following table shows the calculation of net asset value per share as of September 30, 2013 and June 30, 2013:

	As of September 30, 2013	As of June 30, 2013
Net Assets	$2,909,755	$2,656,494
Shares of common stock issued and outstanding	271,404,289	247,836,965
Net asset value per share	$10.72	$10.72

At September 30, 2013, we had 271,404,289 of our common stock issued and outstanding.

Results of Operations

Net increase in net assets resulting from operations for the three months ended September 30, 2013 and September 30, 2012 was $79,900 and $47,249, respectively. The $32,651 increase is primarily the result of a $60,111 increase in interest income due to a larger income producing portfolio during the three months ended September 30, 2013. This increase is offset by a decrease of $29,119 in dividend income received from our investment in Energy Solutions. During the three months ended September 30, 2012, we received dividends of $33,250 from our investment in Energy Solutions. No such dividends were received from Energy Solutions during the three months ended September 30, 2013. This decrease in dividend income from our investment in Energy Solutions was partially offset by a $7,000 increase in dividend income from our investment in Airmall and a $22,327 decrease in the net change in unrealized depreciation on investments. During the quarter ended September 30, 2013, we experienced net unrealized losses of $6,226 primarily from significant write-downs of our investments in Ajax, Gulf Coast and Valley Electric. These instances of unrealized depreciation were partially offset by unrealized appreciation in First Tower. During the quarter ended September 30, 2012, we experienced net unrealized losses of $28,553 primarily from write-downs of our investments in Ajax and Energy Solutions. These instances of unrealized depreciation were partially offset by unrealized appreciation in R-V.

Net increase in net assets resulting from operations for the three months ended September 30, 2013 and September 30, 2012 was $0.31 and $0.29 per weighted average share, respectively. The $0.02 increase is primarily the result of a $0.16 per weighted average share favorable decrease in the net change in unrealized depreciation on investments. During the quarter ended September 30, 2013, we experienced net unrealized losses of $0.02 per weighted average share, primarily from write-downs of our investments in Ajax, Gulf Coast and Valley Electric. These instances of unrealized depreciation were partially offset by unrealized appreciation in First Tower. During the quarter ended September 30, 2012, we experienced net unrealized losses of $0.18 per average share primarily from write-downs of our investments in Ajax and Energy Solutions. These instances of unrealized depreciation were partially offset by unrealized appreciation in R-V. The net increase in net assets resulting from operations is also attributable to $0.03 per weighted average share decrease in advisory fees and a $0.03 per weighted average share increase in interest income, net of interest and credit facility expenses, as we have increased the leverage on our portfolio during the three months ended September 30, 2013. These instances of appreciation and additional income were partially offset by a $0.20 per weighted average share decline in dividend income, primarily due to our investment in Energy Solutions as discussed above.

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

Investment income, which consists of interest income, including accretion of loan origination fees and prepayment penalty fees, dividend income and other income, including settlement of net profits interests, overriding royalty interests and structuring fees, was $161,034 and $123,636 for the three months ended September 30, 2013 and September 30, 2012, respectively. During the three months ended September 30, 2013, the increase in investment income is primarily the result of a larger income producing portfolio.

The following table describes the various components of investment income and the related levels of debt investments:

	For The Three Months Ended September 30,

	2013	2012

Interest income	$138,421	$78,310
Dividend income	7,089	36,208
Other income	15,524	9,118
Total investment income	$161,034	$123,636

Average debt principal of performing investments	$4,179,192	$2,144,554
Weighted average interest rate earned on performing assets	12.96%	14.24%

Average interest income producing assets have increased from $2,144,554 for the three months ended September 30, 2012 to $4,179,192 for the three months ended September 30, 2013. The average yield on interest bearing assets decreased from 14.24% for the three months ended September 30, 2012 to 12.96% for the three months ended September 30, 2013. The decrease in our current yield is primarily the result of senior secured loan refinancing activity that took place in the leveraged loan market and within our CLO portfolios during the first half of calendar year 2013, and to a lesser extent, originations at lower rates than our average portfolio yield.

Investment income is also generated from dividends and other income. Dividend income decreased from $36,208 for the three months ended September 30, 2012 to $7,089 for the three months ended September 30, 2013. The decrease in dividend income is primarily attributed to a decrease in the level of dividends received from our investment in Energy Solutions. The sale of Gas Solutions by Energy Solutions resulted in significant earnings and profits, as defined by the Internal Revenue Code, at Energy Solutions for calendar year 2012. As a result, we received dividends from Energy Solutions of $33,250 during the three months ended September 30, 2012. No such dividends were received during the three months ended September 31, 2013 related to our investment in Energy Solutions. The decrease in dividend income was partially offset by a $7,000 dividend received from our investment in Airmall during the three months ended September 30, 2013. No dividends were received from Airmall during the three months ended September 30, 2012.

Other income has come primarily from structuring fees, overriding royalty interests, and settlement of net profits interests. Comparing the three months ended September 30, 2012 to the three months ended September 30, 2013, income from other sources increased from $9,118 to $15,524. This $6,406 increase is primarily due to $5,000 of legal cost reimbursement from a litigation settlement, which had been expensed in prior quarters and a $1,325 increase in royalty interests from our controlled investments, particularly APH, Credit Central, First Tower, and Nationwide.

Operating Expenses

Our primary operating expenses consist of investment advisory fees (base management and income incentive fees), borrowing costs, legal and professional fees and other operating and overhead-related expenses. These expenses include our allocable portion of overhead under the Administration Agreement with Prospect Administration under which Prospect Administration provides administrative services and facilities for us. Our investment advisory fees compensate Prospect Capital Management (the “Investment Adviser”) for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions in accordance with our Administration Agreement with Prospect Administration. Operating expenses were $78,697 and $49,609 for the three months ended September 30, 2013 and September 30, 2012, respectively, holding consistent at approximately $0.30 per weighted average share outstanding.

The base management fee was $23,045 and $13,228 for the three months ended September 30, 2013 and September 30, 2012, respectively. This increase is directly related to our growth in total assets. For the three months ended September 30, 2013 and September 30, 2012, we incurred $20,584 and $18,507, respectively, of income incentive fees. The $2,077 increase in the income incentive fee for the respective three-month period is driven by an increase in pre-incentive fee net investment income from $92,534 for the three months ended September 30, 2012 to $102,921 for the three months ended September 30, 2013, primarily due to an increase in interest income from a larger asset base and partially offset by a decrease in dividend income from Energy Solutions. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.

During the three months ended September 30, 2013 and September 30, 2012, we incurred $27,407 and $13,511, respectively, of expenses related to our 2012 Facility, Prospect Capital InterNotes®, Senior Unsecured Notes and Senior Convertible Notes. These expenses are related directly to the leveraging capacity put into place for each of those years and the levels of indebtedness actually undertaken in those years. The table below describes the various expenses of our 2012 Facility, Prospect Capital InterNotes®, Senior Unsecured Notes and Senior Convertible Notes and the related indicators of leveraging capacity and indebtedness during these periods.

	For The Three Months Ended September 30,

	2013	2012

Interest on borrowings	$23,524	$10,470
Amortization of deferred financing costs	2,472	1,774
Commitment and other fees	1,411	1,267
Total	$27,407	$13,511

Weighted-average debt outstanding	$1,615,894	$710,676
Weighted-average interest rate	5.70%	5.89%
Weighted-average interest rate including amortization of deferred financing costs	6.29%	6.89%
2012 Facility amount at beginning of period	$552,500	$492,500

The increase in interest expense for the three months ended September 30, 2013 is primarily due to the issuance of additional Prospect Capital InterNotes®, the 2023 Notes and the 2019 Notes, for which we incurred $11,077 of collective interest expense. The weighted average interest rate on borrowings (excluding amortization and undrawn facility fees) decreased from 5.89% to 5.70% as of September 30, 2012 and September 30, 2013, respectively. This decrease is primarily due to issuances of our Prospect Capital InterNotes® at lower coupon rates. The weighted average interest rate on our Prospect Capital InterNotes® decreased from 6.25% to 5.69% as of September 30, 2012 and September 30, 2013, respectively.

The allocation of overhead expense from Prospect Administration was $3,986 and $2,184 for the three months ended September 30, 2013 and September 30, 2012, respectively. As our portfolio continues to grow, we expect Prospect Administration to continue to increase the size of its administrative and financial staff.

Total operating expenses, net of investment advisory fees, interest costs, excise tax and allocation of overhead from Prospect Administration were $2,675 and $2,179 for the three months ended September 30, 2013, and September 30, 2012, respectively.

Net Investment Income

Net investment income represents the difference between investment income and operating expenses. Our net investment income was $82,337 and $74,027 for the three months ended September 30, 2013 and September 30, 2012, respectively, or $0.32 per weighted average share and $0.46 per weighted average share, respectively. The $8,310 increase for the three months ended September 30, 2013 is primarily the result of a $37,398 increase in investment income due to a larger income producing portfolio partially offset by a decrease in dividend income from our investment in Energy Solutions. The $37,398 increase in investment income is offset by an increase in operating expenses of $29,088, primarily due to an $11,894 increase in advisory fees due to the growing size of our portfolio and related income and $13,896 of additional interest and credit facility expenses. The $0.14 per share decrease in net investment income for the three months ended September 30, 2013 is primarily due to a $0.20 per weighted average share decrease in dividend income primarily due to a decline in the level of dividends received from our investment in Energy Solutions. This decrease is partially offset by a $0.03 per weighted average share decrease in advisory fees and a $0.04 per weighted average share increase in interest income, net of interest and credit facility expenses, as we have increased the leverage on our portfolio during the three months ended September 30, 2013 over those for the three months ended September 30, 2012.

Net Realized Gains, Increase in Net Assets from Net Changes in Unrealized Depreciation

Net realized gains were $3,789 and $1,775 for the three months ended September 30, 2013 and September 30, 2012, respectively. The net realized gain of $3,789 for the three months ended September 30, 2013 was due primarily to a $3,252 gain realized from the release of escrowed amount to us related to our investment in NRG Manufacturing, Inc. The net realized gain of $1,775 for the three months ended September 30, 2012 was due primarily to the sale of our common stock in Iron Horse Coiled Tubing, Inc.

Net increase in net assets from changes in unrealized depreciation was $6,226 and $28,553 for the three months ended September 30, 2013 and September 30, 2012, respectively. The variability in results is primarily due to the valuation of equity positions in our portfolio susceptible to significant changes in value, both increases as well as decreases, due to operating results. For the three months ended September 30, 2013, the $6,226 decrease was driven by significant write-downs of our equity investments in Airmall, Ajax, Boxercraft and Valley Electric. We also recognized a decline in value for our investment in Gulf Coast due to a decrease in the company’s operating results. These instances of unrealized depreciation were partially offset by unrealized appreciation in First Tower and our CLO equity investments.

Financial Condition, Liquidity and Capital Resources

For the three months ended September 30, 2013 and September 30, 2012, our operating activities used $245,448 and $491,413 of cash, respectively. There were no investing activities for the three months ended September 30, 2013 and September 30, 2012. Financing activities provided $195,873 and $490,975 of cash during the three months ended September 30, 2013 and September 30, 2012, respectively, which included the payments of dividends of $80,064 and $43,932, during the three months ended September 30, 2013 and September 30, 2012, respectively.

Our primary uses of funds have been to continue to invest in portfolio companies, through both debt and equity investments, repay outstanding borrowings and to make cash distributions to holders of our common stock.

Our primary sources of funds have been issuances of debt and equity. We have and may continue to fund a portion of our cash needs through borrowings from banks, issuances of senior securities or secondary offerings. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the three months ended September 30, 2013, we borrowed $96,000 and made repayments totaling $151,000 under our revolving credit facility. As of September 30, 2013, we had $69,000 outstanding on our revolving credit facility, $847,500 outstanding on our Senior Convertible Notes, Senior Unsecured Notes with a carrying value of $347,762 and $461,977 outstanding on our Prospect Capital InterNotes®. (See Capitalization.)

Undrawn committed revolvers incur commitment fees ranging from 0.50% to 2.00%. As of September 30, 2013 and June 30, 2013, we have $206,684 and $202,518 of undrawn revolver commitments to our portfolio companies, respectively.

On October 29, 2012, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to an additional $1,406,927 of debt and equity securities in the public market at September 30, 2013.

On October 15, 2013, our Registration Statement on Form N-2 was declared effective by the SEC as detailed in Recent Developments. Under this Shelf Registration Statement, we can issue up to an additional $5,000,000 of debt and equity securities.

We also continue to generate liquidity through public and private stock offerings. (See Recent Developments.)

On May 8, 2013, we entered into an ATM Program with BB&T Capital Markets, BMO Capital Markets, and KeyBanc Capital Markets through which we could sell, by means of at-the-market offerings from time to time, of up to 45,000,000 shares of our common stock. During the period from July 5, 2013 to August 21, 2013, we sold 9,818,907 shares of our common stock at an average price of $10.97 per share, and raised $107,725 of gross proceeds, under the ATM Program. Net proceeds were $106,823 after commissions to BB&T Capital Markets, BMO Capital Markets, and KeyBanc Capital Markets on shares sold.

On August 22, 2013, we entered into an ATM Program with BMO Capital Markets, Goldman Sachs, KeyBanc Capital Markets, and RBC Capital Markets through which we could sell, by means of at-the-market offerings from time to time, of up to 45,000,000 shares of our common stock. During the period from August 29, 2013 to September 30, 2013, we sold 11,474,431 shares of our common stock at an average price of $11.36 per share, and raised $130,311 of gross proceeds, under the ATM Program. Net proceeds were $129,008 after commissions to BMO Capital Markets, Goldman Sachs, KeyBanc Capital Markets, and RBC Capital Markets on shares sold. During the period from October 1, 2013 to November 4, 2013, we sold 12,652,811 shares of our common stock at an average price of $11.21 per share, and raised $141,804 of gross proceeds, under the ATM Program. Net proceeds were $140,416 after commissions to BMO Capital Markets, Goldman Sachs, KeyBanc Capital Markets, and RBC Capital Markets on shares sold. (See Recent Developments.)

Off-Balance Sheet Arrangements

At September 30, 2013, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than those which originate from 1) the investment advisory and management agreement and the administration agreement and 2) the portfolio companies.

Recent Developments

During the period from October 1, 2013 to November 4, 2013, we issued $56,771 in aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $55,739. In addition, we sold $8,158 in aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $8,005 with expected closing on November 7, 2013.

During the period from October 1, 2013 to November 4, 2013, we sold 12,652,811 shares of our common stock at an average price of $11.21 per share, and raised $141,804 of gross proceeds, under the ATM Program. Net proceeds were $140,416 after commissions to the broker-dealer on shares sold and offering costs.

On October 1, 2013, we made a $2,600 follow-on investment in Airmall, a leading developer and manager of airport retail operations.

On October 2, 2013, we announced an increase of $20,000 to our commitments to our credit facility. The commitments to the credit facility now stand at $587,500.

On October 7, 2013, Evanta Ventures, Inc. repaid the $10,506 loan receivable to us.

On October 11, 2013, we made a $5,846 follow-on senior debt and equity investment in CP Holdings of Delaware LLC, an energy services company based in western Oklahoma.

On October 11, 2013, we provided $25,000 in preferred equity for the recapitalization of Ajax. After the financing, we received repayment of the $20,009 loan previously outstanding.

On October 15, 2013, we made a secured debt investment of $2,000 in Digital Insight, a leading provider of digital banking software to financial institutions in the U.S. which allows financial institutions to offer a comprehensive, user friendly platform of products and services through the online and mobile channels. On the same day, we fully exited the deal and realized a gain of $20 on this investment.

On October 15, 2013, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to an additional $5,000,000 of debt and equity securities.

On October 16, 2013, we made a secured debt investment of $7,000 in Renaissance Learning, Inc., a leading provider of technology based school improvement and student assessment programs. On November 4, 2013, we fully exited this investment and realized a gain of $140 on this investment.

On October 17, 2013, $19,730 of the Apidos CLO VIII, Ltd. subordinated notes were called.

On October 22, 2013, we made an investment of $40,791 to purchase 85.05% of the subordinated notes in CIFC Funding 2013-IV, Ltd.

On October 24, 2013, we issued 135,212 shares of our common stock in connection with the dividend reinvestment plan.

On October 29, 2013, we made a $2,000 follow-on investment in APH.

On October 30, 2013, we made a secured debt investment of $2,500 in Omnitracs, Inc., one of the world’s largest providers of satellite and terrestrial-based connectivity and position location solutions to transportation and logistics companies. On the same day, we fully exited the deal and realized a gain of $25 on this investment.

On October 30, 2013, we made a secured debt investment of $6,000 in The Petroleum Place, Inc. (“P2”), a provider of enterprise resource planning software focused on the oil & gas industry. On November 4, 2013, we fully exited this investment and realized a gain of $60 on this investment.

On October 31, 2013, we sold $18,755 of the National Bankruptcy Services, LLC loan receivable. The loan receivable was sold at a discount, for which we realized a loss of $7,854.

On November 1, 2013, P2 repaid the $22,000 second lien term loan receivable to us.

On November 1, 2013, we made a $9,869 follow-on investment in APH, to acquire Bexley Apartment Houses, a multi-family residential property located in Marietta, Georgia. We invested $1,669 of equity and $8,200 of debt in APH.

On November 4, 2013, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•      $0.110400 per share for April 2014 to holders of record on April 30, 2014 with a payment date of May 22, 2014;

•      $0.110425 per share for May 2014 to holders of record on May 30, 2014 with a payment date of June 19, 2014; and

•      $0.110450 per share for June 2014 to holders of record on June 30, 2014 with a payment date of July 24, 2014.

On November 4, 2013, we made a $2,000 follow-on investment in Photonis Technologies SAS.

Critical Accounting Policies and Estimates

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. The financial results of our portfolio investments are not consolidated in the financial statements.

Reclassifications

Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompany notes to conform to the presentation as of and for the three months ended September 30, 2013.

Use of Estimates

The preparation of GAAP consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income, gains and losses, and expenses during the reported period. Changes in the economic environment, financial markets, creditworthiness of our portfolio companies and any other parameters used in determining these estimates could cause actual results to differ, and these differences could be material.

Basis of Consolidation

Under the 1940 Act, the regulations pursuant to Article 6 of Regulation S-X and Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies (“ASC 946”), we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to us. Our consolidated financial statements include our accounts and the accounts of PCF, our only wholly-owned, closely-managed subsidiary that is also an investment company. All intercompany balances and transactions have been eliminated in consolidation.

Investment Classification

We are a non-diversified company within the meaning of the 1940 Act. We classify our investments by level of control. As defined in the 1940 Act, controlled investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual possesses or has the right to acquire within 60 days or less, a beneficial ownership of 25% or more of the voting securities of an investee company. Under the 1940 Act, Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through the possession outright or via the right to acquire within 60 days or less, beneficial ownership of 5% or more of the outstanding voting securities of another person.

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

Investment Valuation

To value our investments, we follow the guidance of ASC 820 that defines fair value, establishes a framework for measuring fair value in conformity with GAAP and requires disclosures about fair value measurements. In accordance with ASC 820, the fair value of our investments is defined as the price that we would receive upon selling an investment in an orderly transaction to an independent buyer in the principal or most advantageous market in which that investment is transacted.

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

For most of our investments, market quotations are not available. With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, our Board of Directors has approved a multi-step valuation process each quarter, as described below:

1)    Each portfolio company or investment is reviewed by our investment professionals with independent valuation firms engaged by our Board of Directors;

2)    the independent valuation firms conduct independent valuations and make their own independent assessment;

3)    the Audit Committee of our Board of Directors reviews and discusses the preliminary valuation of Prospect Capital Management LLC (the “Investment Adviser”) and that of the independent valuation firms; and

4)    the Board of Directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of the Investment Adviser, the respective independent valuation firm and the Audit Committee.

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

Our investments in CLOs are classified as ASC 820 Level 3 securities, and are valued using a dynamic discounted cash flow model, where the projected future cash flow was estimated using Monte Carlo simulation techniques. The valuations have been accomplished through the analysis of the CLO deal structures to identify the risk exposures from the modeling point of view. For each CLO security, the most appropriate valuation approach has been chosen from alternative approaches to ensure the most accurate valuation for such security. To value a CLO, both the assets and the liabilities of the CLO capital structure are modeled. We use a waterfall engine to store the collateral data, generate numerous collateral cash flows from the assets based on various assumptions for the risk factors, and distribute the cash flow to the liability structure based on the payment priorities, and discount them back using proper discount rates to the various cash flows along each simulation path. The main risk factors are: default risk, interest rate risk, downgrade risk, and credit spread risk.

Valuation of Other Financial Assets and Financial Liabilities

ASC Subtopic 825-10-25, The Fair Value Option for Financial Assets and Financial Liabilities (“ASC 825-10-25”), permits an entity to elect fair value as the initial and subsequent measurement attribute for eligible assets and liabilities for which the assets and liabilities are measured using another measurement attribute. We have elected not to value some assets and liabilities at fair value as would be permitted by ASC 825-10-25.

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

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of such purchase discounts or premiums is calculated by the effective interest method as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as interest income. The purchase discount for portfolio investments acquired from Patriot Capital Funding, Inc. (“Patriot”) was determined based on the difference between par value and fair value as of December 2, 2009, and continues to accrete until maturity or repayment of the respective loans.

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

Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, are likely to remain current. As of September 30, 2013, approximately 0.5% of our net assets are in non-accrual status.

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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of September 30, 2013 and for the three months then ended, we did not have a liability for any unrecognized tax benefits. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

Dividends and Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a monthly dividend or distribution is approved by our Board of Directors quarterly and is generally based upon our management’s estimate of our earnings for the quarter. Net realized capital gains, if any, are distributed at least annually.

Financing Costs

We record origination expenses related to our credit facility and Senior Convertible Notes, Senior Unsecured Notes and Prospect Capital InterNotes® (collectively, our “Senior Notes”), as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method for our revolving credit facility and the effective interest method for our Senior Notes, over the respective expected life or maturity.

We record registration expenses related to shelf filings as prepaid assets. These expenses consist principally of Securities and Exchange Commission (“SEC”) registration fees, legal fees and accounting fees incurred. These prepaid assets will be charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed.

Guarantees and Indemnification Agreements

We follow ASC 460, Guarantees (“ASC 460”). ASC 460 elaborates on the disclosure requirements of a guarantor in its interim and annual consolidated financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, for those guarantees that are covered by ASC 460, the fair value of the obligation undertaken in issuing certain guarantees.

Per Share Information

Net increase or decrease in net assets resulting from operations per common share is calculated using the weighted average number of common shares outstanding for the period presented. In accordance with ASC 946, convertible securities are not considered in the calculation of net assets per share.

Recent Accounting Pronouncements

In June 2013, the FASB issued Accounting Standards Update 2013-08, Financial Services — Investment Companies (Topic 946) — Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). The update clarifies the approach to be used for determining whether an entity is an investment company and provides new measurement and disclosure requirements. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited. The adoption of ASU 2013-08 is not expected to materially affect our consolidated financial statements and disclosures.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates and equity price risk. Some of the loans in our portfolio have floating interest rates.

We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the three months ended September 30, 2013, we did not engage in hedging activities.

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

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such of these matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any such litigation as of September 30, 2013.

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
4.2

Joinder Supplemental Indenture dated as of March 8, 2012, to the Indenture dated as of February 16, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Original Trustee, and U.S. Bank National Association, as Series Trustee(2)

4.3

Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee(3)

4.4

One Hundred-Seventeenth Supplemental Indenture dated as of July 5, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(4)

4.5	Form of 4.750% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.4)(4)
4.6

One Hundred-Eighteenth Supplemental Indenture dated as of July 5, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(4)

4.7	Form of 5.500% Prospect Capital InterNote® due 2031 (included as part of Exhibit 4.6)(4)
4.8

One Hundred-Nineteenth Supplemental Indenture dated as of July 5, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(4)

4.9	Form of 6.250% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.8)(4)
4.10

One Hundred-Twentieth Supplemental Indenture dated as of July 5, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(4)

4.11	Form of 6.750% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.10)(4)
4.12

One Hundred Twenty-First Supplemental Indenture dated as of July 11, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(5)

4.13	Form of 4.750% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.12)(5)
4.14

One Hundred Twenty-Second Supplemental Indenture dated as of July 11, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(5)

4.15	Form of 5.500% Prospect Capital InterNote® due 2031 (included as part of Exhibit 4.14)(5)
4.16

One Hundred Twenty-Third Supplemental Indenture dated as of July 11, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(5)

4.17	Form of 6.250% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.16)(5)
4.18

One Hundred Twenty-Fourth Supplemental Indenture dated as of July 11, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(5)

4.19	Form of 6.750% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.18)(5)
4.20

One Hundred Twenty-Fifth Supplemental Indenture dated as of July 18, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(6)

4.21	Form of 5.000% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.20)(6)
4.22

One Hundred Twenty-Sixth Supplemental Indenture dated as of July 18, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(6)

4.23	Form of 5.750% Prospect Capital InterNote® due 2031 (included as part of Exhibit 4.22)(6)

4.24

One Hundred Twenty-Seventh Supplemental Indenture dated as of July 18, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(6)

4.25	Form of 6.250% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.24)(6)
4.26

One Hundred Twenty-Eighth Supplemental Indenture dated as of July 18, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(6)

4.27	Form of 6.750% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.26)(6)
4.28

One Hundred Twenty-Ninth Supplemental Indenture dated as of July 25, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(7)

4.29	Form of 5.000% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.28)(7)
4.30

One Hundred Thirtieth Supplemental Indenture dated as of July 25, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(7)

4.31	Form of 5.750% Prospect Capital InterNote® due 2031 (included as part of Exhibit 4.30)(7)
4.32

One Hundred Thirty-First Supplemental Indenture dated as of July 25, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(7)

4.33	Form of 6.250% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.32)(7)
4.34

One Hundred Thirty-Second Supplemental Indenture dated as of July 25, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(7)

4.35	Form of 6.750% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.34)(7)
4.36

One Hundred Thirty-Third Supplemental Indenture dated as of August 1, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(8)

4.37	Form of 5.000% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.36)(8)
4.38

One Hundred Thirty-Fourth Supplemental Indenture dated as of August 1, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(8)

4.39	Form of 5.750% Prospect Capital InterNote® due 2021 (included as part of Exhibit 4.38)(8)

4.40

One Hundred Thirty-Fifth Supplemental Indenture dated as of August 1, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(8)

4.41	Form of 6.125% Prospect Capital InterNote® due 2031 (included as part of Exhibit 4.40)(8)
4.42

One Hundred Thirty-Sixth Supplemental Indenture dated as of August 1, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(8)

4.43	Form of 6.625% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.42)(8)
4.44

One Hundred Thirty-Seventh Supplemental Indenture dated as of August 8, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(9)

4.45	Form of 5.000% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.44)(9)
4.46

One Hundred Thirty-Eighth Supplemental Indenture dated as of August 8, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(9)

4.47	Form of 5.500% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.46)(9)
4.48

One Hundred Thirty-Ninth Supplemental Indenture dated as of August 8, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(9)

4.49	Form of 6.000% Prospect Capital InterNote® due 2031 (included as part of Exhibit 4.48)(9)
4.50

One Hundred Fortieth Supplemental Indenture dated as of August 8, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(9)

4.51	Form of 6.500% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.50)(9)
4.52

One Hundred Forty-First Supplemental Indenture dated as of August 15, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(10)

4.53	Form of 5.000% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.52)(10)
4.54

One Hundred Forty-Second Supplemental Indenture dated as of August 15, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(10)

4.55	Form of 5.500% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.54)(10)

4.56

One Hundred Forty-Third Supplemental Indenture dated as of August 15, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(10)

4.57	Form of 6.000% Prospect Capital InterNote® due 2028 (included as part of Exhibit 4.56)(10)
4.58

One Hundred Forty-Fourth Supplemental Indenture dated as of August 15, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(10)

4.59	Form of 6.500% Prospect Capital InterNote® due 2038 (included as part of Exhibit 4.58)(10)
4.60

One Hundred Forty-Fifth Supplemental Indenture dated as of August 22, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(11)

4.61	Form of 5.000% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.60)(11)
4.62

One Hundred Forty-Sixth Supplemental Indenture dated as of August 22, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(11)

4.63	Form of 5.500% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.62)(11)
4.64

One Hundred Forty-Seventh Supplemental Indenture dated as of August 22, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(11)

4.65	Form of 6.000% Prospect Capital InterNote® due 2028 (included as part of Exhibit 4.64)(11)
4.66

One Hundred Forty-Eighth Supplemental Indenture dated as of August 22, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(11)

4.67	Form of 6.500% Prospect Capital InterNote® due 2038 (included as part of Exhibit 4.66)(11)
4.68

One Hundred Forty-Ninth Supplemental Indenture dated as of September 6, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(12)

4.69	Form of 5.000% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.68)(12)
4.70

One Hundred Fiftieth Supplemental Indenture dated as of September 6, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(12)

4.71	Form of 5.500% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.70)(12)

4.72

One Hundred Fifty-First Supplemental Indenture dated as of September 6, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(12)

4.73	Form of 6.000% Prospect Capital InterNote® due 2028 (included as part of Exhibit 4.72)(12)
4.74

One Hundred Fifty-Second Supplemental Indenture dated as of September 6, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(12)

4.75	Form of 6.500% Prospect Capital InterNote® due 2038 (included as part of Exhibit 4.74)(12)
4.76

One Hundred Fifty-Third Supplemental Indenture dated as of September 12, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(13)

4.77	Form of 5.000% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.76)(13)
4.78

One Hundred Fifty-Fourth Supplemental Indenture dated as of September 12, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(13)

4.79	Form of 5.500% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.78)(13)
4.80

One Hundred Fifty-Fifth Supplemental Indenture dated as of September 12, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(13)

4.81	Form of 6.000% Prospect Capital InterNote® due 2033 (included as part of Exhibit 4.80)(13)
4.82

One Hundred Fifty-Sixth Supplemental Indenture dated as of September 12, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(13)

4.83	Form of 6.500% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.82)(13)
4.84

One Hundred Fifty-Seventh Supplemental Indenture dated as of September 19, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(14)

4.85	Form of 5.000% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.84)(14)
4.86

One Hundred Fifty-Eighth Supplemental Indenture dated as of September 19, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(14)

4.87	Form of 5.500% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.86)(14)

4.88

One Hundred Fifty-Ninth Supplemental Indenture dated as of September 19, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(14)

4.89	Form of 6.000% Prospect Capital InterNote® due 2033 (included as part of Exhibit 4.88)(14)
4.90

One Hundred Sixtieth Supplemental Indenture dated as of September 19, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(14)

4.91	Form of 6.500% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.90)(14)
11	Computation of Per Share Earnings (included in the notes to the consolidated financial statements contained in this report).
12	Computation of Ratios (included in the notes to the consolidated financial statements contained in this report).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

*	Filed herewith.
(1)	Incorporated by reference from Post-Effective Amendment No. 1 to the Registrant’s Registration Statement, filed on March 1, 2012.
(2)	Incorporated by reference from Post-Effective Amendment No. 2 to the Registrant’s Registration Statement, filed on March 8, 2012.
(3)	Incorporated by reference from Post-Effective Amendment No. 3 to the Registrant’s Registration Statement, filed on March 14, 2012.
(4)	Incorporated by reference from Post-Effective Amendment No. 36 to the Registrant’s Registration Statement, filed on July 5, 2013.
(5)	Incorporated by reference from Post-Effective Amendment No. 37 to the Registrant’s Registration Statement, filed on July 11, 2013.
(6)	Incorporated by reference from Post-Effective Amendment No. 38 to the Registrant’s Registration Statement, filed on July 18, 2013.
(7)	Incorporated by reference from Post-Effective Amendment No. 39 to the Registrant’s Registration Statement, filed on July 25, 2013.
(8)	Incorporated by reference from Post-Effective Amendment No. 40 to the Registrant’s Registration Statement, filed on August 1, 2013.
(9)	Incorporated by reference from Post-Effective Amendment No. 41 to the Registrant’s Registration Statement, filed on August 8, 2013.
(10)	Incorporated by reference from Post-Effective Amendment No. 42 to the Registrant’s Registration Statement, filed on August 15, 2013.

(11)	Incorporated by reference from Post-Effective Amendment No. 43 to the Registrant’s Registration Statement, filed on August 22, 2013.
(12)	Incorporated by reference from Post-Effective Amendment No. 45 to the Registrant’s Registration Statement, filed on September 6, 2013.
(13)	Incorporated by reference from Post-Effective Amendment No. 46 to the Registrant’s Registration Statement, filed on September 12, 2013.
(14)	Incorporated by reference from Post-Effective Amendment No. 47 to the Registrant’s Registration Statement, filed on September 19, 2013.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 4, 2013.

PROSPECT CAPITAL CORPORATION

By:	/s/ John F. Barry III
John F. Barry III
Chief Executive Officer and Chairman of the Board