Form 10-Q
period 2013-12-31
PROSPECT CAPITAL CORP
filed 2014-02-03
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2013

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of January 31, 2014 was 310,346,894.

PROSPECT CAPITAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2013

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

December 31, 2013 and June 30, 2013
(in thousands, except share and per share data)

	December 31, 2013	June 30, 2013
	(Unaudited)	(Audited)
Assets (Note 4)
Investments at fair value:
Control investments (amortized cost of $1,236,286 and $830,151, respectively)	$1,163,300	$811,634
Affiliate investments (amortized cost of $49,278 and $49,189, respectively)	38,880	42,443
Non-control/Non-affiliate investments (amortized cost of $3,690,790 and $3,376,438, respectively)	3,683,840	3,318,775
Total investments at fair value (amortized cost of $4,976,354 and $4,255,778, respectively) (Note 3)	4,886,020	4,172,852

Investments in money market funds	220,850	143,262
Cash	25,154	59,974
Receivables for:
Interest, net	14,184	22,863
Other	2,067	4,397
Prepaid expenses	277	540
Deferred financing costs	45,470	44,329
Total Assets	5,194,022	4,448,217

Liabilities
Credit facility payable (Notes 4 and 8)	—	124,000
Senior Convertible Notes (Notes 5 and 8)	847,500	847,500
Senior Unsecured Notes (Notes 6 and 8)	347,814	347,725
Prospect Capital InterNotes® (Notes 7 and 8)	600,907	363,777
Due to broker	44,826	43,588
Dividends payable	33,229	27,299
Due to Prospect Administration (Note 12)	1,741	1,366
Due to Prospect Capital Management (Note 12)	48,108	5,324
Accrued expenses	3,624	2,345
Interest payable	26,753	24,384
Other liabilities	8,421	4,415
Total Liabilities	1,962,923	1,791,723
Net Assets	$3,231,099	$2,656,494

Components of Net Assets
Common stock, par value $0.001 per share (500,000,000 common shares authorized; 301,259,436 and 247,836,965 issued and outstanding, respectively) (Note 9)	$301	$248
Paid-in capital in excess of par (Note 9)	3,332,469	2,739,864
Undistributed net investment income	68,321	77,084
Accumulated realized losses on investments	(79,658)	(77,776)
Unrealized depreciation on investments	(90,334)	(82,926)
Net Assets	$3,231,099	$2,656,494

Net Asset Value Per Share (Note 15)	$10.73	$10.72

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended December 31, 2013 and 2012
(in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Investment Income
Interest income:
Control investments	$37,086	$33,239	$69,719	$51,158
Affiliate investments	1,399	1,694	2,895	3,345
Non-control/Non-affiliate investments	79,420	58,513	157,532	103,540
CLO fund securities	29,198	23,420	55,378	37,133
Total interest income	147,103	116,866	285,524	195,176

Dividend income:
Control investments	8,877	31,717	15,952	64,967
Non-control/Non-affiliate investments	9	230	12	3,185
Money market funds	6	8	17	11
Total dividend income	8,892	31,955	15,981	68,163

Other income: (Note 10)
Control investments	17,928	5,095	27,149	5,097
Affiliate investments	5	605	7	613
Non-control/Non-affiliate investments	4,162	11,514	10,463	20,622
Total other income	22,095	17,214	37,619	26,332
Total Investment Income	178,090	166,035	339,124	289,671

Operating Expenses
Investment advisory fees:
Base management fee (Note 12)	25,075	16,306	48,120	29,534
Income incentive fee (Note 12)	23,054	24,804	43,638	43,311
Total investment advisory fees	48,129	41,110	91,758	72,845

Interest and credit facility expenses	29,256	16,414	56,663	29,925
Legal fees	(42)	635	177	1,257
Valuation services	449	371	888	747
Audit, compliance and tax related fees	745	378	1,368	810
Allocation of overhead from Prospect Administration (Note 12)	3,986	2,139	7,972	4,323
Insurance expense	90	78	183	171
Directors’ fees	75	75	150	150
Excise tax	1,000	4,500	2,000	4,500
Other general and administrative expenses	2,187	1,119	3,413	1,700
Total Operating Expenses	85,875	66,819	164,572	116,428

Net Investment Income	92,215	99,216	174,552	173,243

Net realized loss on investments (Note 3)	(5,671)	(8,123)	(1,882)	(6,348)
Net change in unrealized depreciation on investments (Note 3)	(1,182)	(44,604)	(7,408)	(73,157)

Net Increase in Net Assets Resulting from Operations	$85,362	$46,489	$165,262	$93,738

Net increase in net assets resulting from operations per share (Notes 11 and 16)	$0.30	$0.24	$0.61	$0.52
Dividends declared per share	$0.33	$0.31	$0.66	$0.62

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

For the Six Months Ended December 31, 2013 and 2012
(in thousands, except share data)
(Unaudited)

	For the Six Months Ended December 31,
	2013	2012
Increase in Net Assets from Operations:
Net investment income	$174,552	$173,243
Net realized loss on investments	(1,882)	(6,348)
Net change in unrealized depreciation on investments	(7,408)	(73,157)
Net Increase in Net Assets Resulting from Operations	165,262	93,738

Dividends to Shareholders:
Distribution of net investment income	(183,315)	(114,093)
Distribution of return of capital	—	—
Total Dividends to Shareholders	(183,315)	(114,093)

Capital Share Transactions:
Proceeds from capital shares sold, net of underwriting costs	563,578	770,252
Less: Offering costs of public share offerings	(1,019)	(1,514)
Proceeds from shares issued to acquire controlled investments	21,006	59,251
Reinvestment of dividends	9,093	7,027
Net Increase in Net Assets Resulting from Capital Share Transactions	592,658	835,016

Total Increase in Net Assets	574,605	814,661
Net assets at beginning of period	2,656,494	1,511,974
Net Assets at End of Period	$3,231,099	$2,326,635

Capital Share Activity:
Shares sold	50,700,067	69,407,632
Shares issued to acquire controlled investments	1,918,342	5,507,381
Shares issued through reinvestment of dividends	804,062	624,527
Net increase in capital share activity	53,422,471	75,539,540
Shares outstanding at beginning of period	247,836,965	139,633,870

Shares Outstanding at End of Period	301,259,436	215,173,410

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended December 31, 2013 and 2012
(in thousands, except share data)
(Unaudited)

	For the Six Months Ended December 31,
	2013	2012
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$165,262	$93,738
Net realized loss on investments	1,882	6,348
Net change in unrealized depreciation on investments	7,408	73,157
Amortization of discounts and premiums, net	23,133	(11,422)
Amortization of deferred financing costs	5,087	3,724
Payment-in-kind interest	(9,845)	(4,048)
Structuring fees	(15,533)	(24,273)
Change in operating assets and liabilities
Payments for purchases of investments	(1,118,612)	(1,432,490)
Proceeds from sale of investments and collection of investment principal	419,405	507,392
Net increase of investments in money market funds	(77,588)	(312,576)
Decrease (increase) in interest receivable, net	8,679	(2,312)
Decrease (increase) in other receivables	2,328	(1,636)
Decrease in prepaid expenses	263	194
Increase (decrease) in due to broker	1,238	(6,242)
Increase (decrease) in due to Prospect Administration	375	(285)
Increase (decrease) in due to Prospect Capital Management	42,784	(5,894)
Increase in accrued expenses	1,279	380
Increase in interest payable	2,369	6,516
Increase in other liabilities	4,006	7,487
Net Cash Used In Operating Activities	(536,080)	(1,102,242)

Cash Flows from Financing Activities:
Borrowings under credit facility (Note 4)	96,000	99,000
Principal payments under credit facility (Note 4)	(220,000)	(195,000)
Issuance of Senior Convertible Notes (Note 5)	—	400,000
Issuance of Prospect Capital InterNotes® (Note 7)	238,780	144,355
Redemptions of Prospect Capital InterNotes® (Note 7)	(1,650)	—
Financing costs paid and deferred	(6,139)	(17,880)
Proceeds from issuance of common stock, net of underwriting costs	563,578	770,252
Offering costs from issuance of common stock	(1,019)	(1,514)
Dividends paid	(168,290)	(97,577)
Net Cash Provided By Financing Activities	501,260	1,101,636

Total Decrease in Cash	(34,820)	(606)
Cash balance at beginning of period	59,974	2,825
Cash Balance at End of Period	$25,154	$2,219

Cash Paid For Interest	$47,226	$17,442

Non-Cash Financing Activity:
Proceeds from shares issued in connection with dividend reinvestment plan	$9,093	$7,027
Proceeds from shares issued in conjunction with controlled investments	$21,006	$59,251

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULES OF INVESTMENTS

December 31, 2013 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			December 31, 2013 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (greater than 25.00% voting control)(42)

AIRMALL USA, Inc.(27)	Pennsylvania / Property Management	Senior Secured Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor), due 6/30/2015)(3), (4)	$ 27,881	$ 27,881	$ 27,881	0.9%
		Senior Subordinated Term Loan (12.00% plus 6.00% PIK, due 12/31/2015)	19,698	19,698	19,698	0.6%
		Convertible Preferred Stock (9,919.684 shares)		9,920	1,888	0.1%
		Common Stock (100 shares)		—	—	0.0%
				57,499	49,467	1.6%
Ajax Rolled Ring & Machine, Inc.	South Carolina / Manufacturing	Senior Secured Note (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 3/30/2018) (4)	19,536	19,536	19,536	0.6%
		Convertible Preferred Stock — Series B (25,000 shares)		25,000	5,045	0.2%
		Convertible Preferred Stock — Series A (6,142.6 shares)		6,057	—	0.0%
		Unrestricted Common Stock (6 shares)		—	—	0.0%
				50,593	24,581	0.8%
APH Property Holdings, LLC(32)	Florida / Real Estate	Senior Secured Note (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 10/24/2020)(4)	161,662	161,662	161,662	5.0%
		Membership Units (100 shares)		32,240	32,240	1.0%
				193,902	193,902	6.0%
AWCNC, LLC(19)	North Carolina / Machinery	Members Units — Class A (1,800,000 units)		—	—	0.0%
		Members Units — Class B-1 (1 unit)		—	—	0.0%
		Members Units — Class B-2 (7,999,999 units)		—	—	0.0%
				—	—	0.0%
Borga, Inc.	California / Manufacturing	Revolving Line of Credit — $1,150 Commitment (5.00% (PRIME + 1.75%) plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)(4), (25)	1,150	1,095	474	0.0%
		Senior Secured Term Loan B (8.50% (PRIME + 5.25%) plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)(4)	1,612	1,501	—	0.0%
		Senior Secured Term Loan C (12.00% plus 4.00% PIK plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)	9,940	707	—	0.0%
		Common Stock (100 shares)(21)		—	—	0.0%
		Warrants (33,750 warrants)(21)		—	—	0.0%
				3,303	474	0.0%
CCPI Holdings, Inc.(33)	Ohio / Manufacturing	Senior Secured Note (10.00%, due 12/31/2017)(3)	17,437	17,437	17,437	0.5%
		Senior Secured Note (12.00% plus 7.00% PIK, due 6/30/2018)	8,075	8,075	8,075	0.2%
		Common Stock (100 shares)		8,581	13,790	0.4%
		Net Revenue Interest (4% of Net Revenue)		—	516	0.0%
				34,093	39,818	1.1%
CP Holdings of Delaware LLC(38)	Oklahoma / Oil & Gas Production	Senior Secured Note (9.00% (LIBOR + 7.00% with 2.00% LIBOR floor) plus 9.00% PIK, due 8/2/2018) (4)	75,773	75,773	75,773	2.3%
		Senior Secured Note (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor), due 8/2/2018) (4)	22,400	22,400	22,400	0.7%
		Membership Units (100 shares)		15,228	20,955	0.6%
				113,401	119,128	3.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
December 31, 2013 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			December 31, 2013 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (greater than 25.00% voting control)(42)

Credit Central Holdings of Delaware, LLC (22), (34)	South Carolina / Consumer Finance	Senior Secured Revolving Credit Facility — $60,000 Commitment (20.00% (LIBOR + 18.50% with 1.50% LIBOR floor), due 12/31/2022)(4), (25)	$ 38,082	$ 38,082	$ 38,082	1.2%
		Membership Units (100 shares)		9,581	10,957	0.3%
		Net Revenue Interest (5% of Net Revenue)		—	2,207	0.1%
				47,663	51,246	1.6%
Energy Solutions Holdings, Inc.(8)	Texas / Energy	Senior Secured Note to Vessel Holdings LLC (18.00%, due 12/12/2016)	3,500	3,500	3,500	0.1%
		Senior Secured Debt to Vessel Holdings II, LLC (13.00%, in non-accrual status, due 11/25/2018)	13,000	13,000	11,928	0.4%
		Senior Secured Debt to Vessel Holdings III, LLC (13.00%, due 12/3/2018)	16,000	16,000	14,584	0.5%
		Senior Secured Debt to Yatesville Coal Holdings, Inc. (Non-accrual status effective 1/1/2009, past due)	1,449	1,449	—	0.0%
		Common Stock (100 shares)		8,318	3,539	0.1%
				42,267	33,551	1.1%
First Tower Holdings of Delaware, LLC (22), (29)	Mississippi / Consumer Finance	Senior Secured Revolving Credit Facility — $400,000 Commitment (20.00% (LIBOR + 18.50% with 1.50% LIBOR floor), due 6/30/2022)(4), (25)	273,260	273,260	273,260	8.4%
		Membership Units (100 shares)		44,693	34,648	1.1%
		Net Revenue Interest (5% of Net Revenue & Distributions)		—	14,603	0.5%
				317,953	322,511	10.0%
Gulf Coast Machine & Supply Company	Texas / Manufacturing	Senior Secured Term Loan (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor), due 10/12/2017)(4)	17,500	17,500	12,414	0.4%
		Convertible Preferred Stock — Series A (99,900 shares)		25,950	—	0.0%
				43,450	12,414	0.4%
The Healing Staff, Inc.(9)	North Carolina / Contracting	Secured Promissory Notes (15.00%, in non-accrual status effective 12/22/2010, past due)	1,688	1,686	—	0.0%
		Senior Demand Note (15.00%, in non-accrual status effective 11/1/2010, past due)	1,170	1,170	—	0.0%
		Common Stock (1,000 shares)		975	—	0.0%
				3,831	—	0.0%
Manx Energy, Inc.(12)	Kansas / Oil & Gas Production	Senior Secured Note (13.00%, in non-accrual status effective 1/19/2010, past due)	225	225	—	0.0%
		Preferred Stock (6,635 shares)		—	—	0.0%
		Common Stock (17,082 shares)		—	—	0.0%
				225	—	0.0%
MITY Holdings of Delaware Inc.(17)	Utah / Durable Consumer Products	Senior Secured Note (9.00% (LIBOR + 7.00% with 2.00% LIBOR floor) plus 9.00% PIK, due 9/19/2019) (4)	22,968	22,968	22,968	0.7%
		Senior Secured Note (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor), due 3/19/2019) (3), (4)	18,250	18,250	18,250	0.6%
		Common Stock (100 shares)		6,943	6,943	0.2%
				48,161	48,161	1.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
December 31, 2013 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			December 31, 2013 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (greater than 25.00% voting control)(42)

Nationwide Acceptance Holdings, LLC (22), (36)	Illinois / Consumer Finance	Senior Secured Revolving Credit Facility — $30,000 Commitment (20.00% (LIBOR + 18.50% with 1.50% LIBOR floor), due 1/31/2023)(4), (25)	$ 21,308	$ 21,308	$ 21,308	0.7%
		Membership Units (100 shares)		3,843	3,843	0.1%
		Net Revenue Interest (5% of Net Revenue)		—	1,739	0.1%
				25,151	26,890	0.9%
NMMB Holdings, Inc. (24)	New York / Media	Senior Secured Note (14.00%, due 5/6/2016)	10,714	10,714	10,714	0.3%
		Series A Preferred Stock (8,086 shares)		12,486	453	0.0%
				23,200	11,167	0.3%
NPH Property Holdings, LLC (40)	Texas / Real Estate	Senior Term Loan (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 10/24/2020)(4)	88,109	88,109	88,109	2.7%
		Membership Units (100 shares)		18,135	18,135	0.6%
				106,244	106,244	3.3%
R-V Industries, Inc.	Pennsylvania / Manufacturing	Senior Subordinated Note (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 6/12/2018)(3), (4)	32,750	32,750	32,750	1.0%
		Warrants (200,000 warrants, expiring 6/30/2017)		1,682	6,692	0.2%
		Common Stock (545,107 shares)		5,087	18,238	0.6%
				39,519	57,680	1.8%
UPH Property Holdings, LLC (41)	Georgia / Real Estate	Senior Secured Note (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 10/24/2020) (4)	18,855	18,855	18,855	0.6%
		Membership Units (100 shares)		3,707	3,707	0.1%
				22,562	22,562	0.7%
Valley Electric Holdings I, Inc.(35)	Washington / Construction & Engineering	Senior Secured Note (9.00% (LIBOR + 6.00%, with 3.00% LIBOR floor) plus 9.00% PIK, due 12/31/2018)(4)	35,648	35,648	28,163	0.9%
		Senior Secured Note (8.00% (LIBOR + 5.00% with 3.00% LIBOR floor) plus 2.50% PIK, due 12/31/2017)(3),(4)	10,054	10,054	10,054	0.3%
		Common Stock (50,000 shares)		9,526	—	0.0%
		Net Revenue Interest (5% of Net Revenue)		—	724	0.0%
				55,228	38,941	1.2%
Wolf Energy Holdings, Inc.(12), (37)	Kansas / Oil & Gas Production	Senior Secured Promissory Note secured by assets formerly owned by H&M (18.00%, in non-accrual status effective 4/15/2013, due 4/15/2018)	22,000	—	4,043	0.1%
		Appalachian Energy Holdings, LLC (“AEH”) — Senior Secured First Lien Note (8.00%, in non-accrual status effective 1/19/2010, past due)	2,753	2,000	—	0.0%
		Appalachian Energy Holdings, LLC (“AEH”) — Senior Secured First Lien Note (8.00%, in non-accrual status, past due)	54	50	—	0.0%
		Coalbed, LLC — Senior Secured Note (8.00%, in non-accrual status effective 1/19/2010, past due)(6)	8,258	5,991	—	0.0%
		Common Stock (100 shares)		—	—	0.0%
		Net Profits Interest (8.00% payable on Equity distributions)(7)		—	520	0.0%
				8,041	4,563	0.1%
		Total Control Investments		1,236,286	1,163,300	36.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
December 31, 2013 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			December 31, 2013 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Affiliate Investments (5.00% to 24.99% voting control)(43)

BNN Holdings Corp. (f/k/a Biotronic NeuroNetwork)	Michigan / Healthcare	Senior Secured Note (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor), due 12/17/2017)(3),(4)	$ 29,250	$ 29,250	$ 29,250	0.9%
		Preferred Stock Series A (9,925.455 shares)(13)		2,300	1,869	0.1%
		Preferred Stock Series B (1,753.64 shares)(13)		579	405	0.0%
				32,129	31,524	1.0%
Boxercraft Incorporated(20)	Georgia / Textiles & Leather	Senior Secured Term Loan A (10.00% plus 1.00% PIK, due 9/15/2015)	1,621	1,621	1,621	0.0%
		Senior Secured Term Loan B (10.00% plus 1.00% PIK, due 9/15/2015)	4,918	4,918	3,990	0.1%
		Senior Secured Term Loan C (10.00% plus 1.00% PIK, due 9/15/2015)	2,383	2,383	—	0.0%
		Senior Secured Term Loan (10.00% plus 1.00% PIK, due 9/15/2015)	8,368	8,227	—	0.0%
		Preferred Stock (1,000,000 shares)		—	—	0.0%
		Common Stock (10,000 shares)		—	—	0.0%
		Warrants (1 warrant, expiring 8/31/2022)		—	—	0.0%
				17,149	5,611	0.1%
Smart, LLC(14)	New York / Diversified / Conglomerate Service	Membership Interest		—	1,745	0.1%
				—	1,745	0.1%
		Total Affiliate Investments		49,278	38,880	1.2%

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Aderant North America, Inc.	Georgia / Software & Computer Services	Second Lien Term Loan (10.00% (LIBOR + 8.75% with 1.25% LIBOR floor), due 6/20/2019)(4)	7,000	6,907	7,000	0.2%
				6,907	7,000	0.2%
Aircraft Fasteners International, LLC	California / Machinery	Convertible Preferred Stock (32,500 units)		396	571	0.0%
				396	571	0.0%
ALG USA Holdings, LLC	Pennsylvania / Hotels, Restaurants & Leisure	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 2/28/2020)(4)	12,000	11,778	12,000	0.4%
				11,778	12,000	0.4%
Allied Defense Group, Inc.	Virginia / Aerospace & Defense	Common Stock (10,000 shares)		5	—	0.0%
				5	—	0.0%
American Broadband Holding Company and Cameron Holdings of NC, Inc	North Carolina / Telecommunication Services	Senior Secured Term Loan B (11.00% (LIBOR + 9.75% with 1.25% LIBOR floor), due 9/30/2018) (3), (4)	75,000	75,000	75,000	2.3%
				75,000	75,000	2.3%
American Gilsonite Company	Utah / Specialty Minerals	Second Lien Term Loan (11.50%, due 9/1/2017)	38,500	38,500	38,500	1.2%
		Membership Interest in AGC/PEP, LLC (99.9999%)(15)		—	1,988	0.1%
				38,500	40,488	1.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
December 31, 2013 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			December 31, 2013 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Apidos CLO IX, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	$ 20,525	$ 18,932	$ 20,196	0.6%
				18,932	20,196	0.6%
Apidos CLO XI, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	38,340	35,440	38,755	1.2%
				35,440	38,755	1.2%
Apidos CLO XII, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	44,063	42,873	41,681	1.3%
				42,873	41,681	1.3%
Apidos CLO XV, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	36,515	37,111	36,326	1.1%
				37,111	36,326	1.1%
Arctic Glacier U.S.A, Inc. (3) ,(4)	Minnesota / Food Products	Second Lien Term Loan (11.25% (LIBOR + 10.00% with 1.25% LIBOR floor), due 11/10/2019)	150,000	150,000	150,000	4.6%
				150,000	150,000	4.6%
Armor Holding II LLC(16)	New York / Diversified Financial Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 12/26/2020) (3), (4)	7,000	6,867	6,867	0.2%
				6,867	6,867	0.2%
Atlantis Healthcare Group (Puerto Rico), Inc.(4)	Puerto Rico / Healthcare	Revolving Line of Credit — $7,000 Commitment (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor), due 2/21/2014)(25),(26)	2,000	2,000	2,000	0.1%
		Senior Term Loan (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor), due 2/21/2018)(3)	39,155	39,155	33,589	1.0%
				41,155	35,589	1.1%
Babson CLO Ltd 2011-I(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	35,000	34,723	35,978	1.1%
				34,723	35,978	1.1%
Babson CLO Ltd 2012-IA(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	29,075	24,535	28,339	0.9%
				24,535	28,339	0.9%
Babson CLO Ltd 2012-IIA(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	27,850	27,963	28,758	0.9%
				27,963	28,758	0.9%
Blue Coat Systems, Inc.(16)	Massachusetts / Software & Computer Services	Second Lien Term Loan (9.50% (LIBOR + 8.50% with 1.00% LIBOR floor), due 6/28/2020)(3), (4)	11,000	10,896	11,000	0.3%
				10,896	11,000	0.3%
Broder Bros., Co.	Pennsylvania / Textiles, Apparel & Luxury Goods	Senior Secured Notes (10.75% (LIBOR + 9.00% with 1.75% LIBOR floor), due 6/27/2018)(3),(4)	98,500	98,500	98,500	3.0%
				98,500	98,500	3.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
December 31, 2013 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			December 31, 2013 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Brookside Mill CLO Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	$ 26,000	$ 23,291	$ 25,347	0.8%
				23,291	25,347	0.8%
Byrider Systems Acquisition Corp (22)	Indiana / Auto Finance	Senior Subordinated Notes (12.00% plus 2.00% PIK, due 11/3/2016)(3)	11,027	11,027	10,972	0.3%
				11,027	10,972	0.3%
Caleel + Hayden, LLC (14), (31)	Colorado / Personal & Nondurable Consumer	Membership Units (13,220 shares)		—	119	0.0%
	Products	Escrow Receivable		—	91	0.0%
				—	210	0.0%
Capstone Logistics, LLC(4)	Georgia / Commercial Services	Senior Secured Term Loan A (6.50% (LIBOR + 5.00% with 1.50% LIBOR floor), due 9/16/2016)	95,466	95,466	95,466	3.0%
		Senior Secured Term Loan B (11.50% (LIBOR + 10.00% with 1.50% LIBOR floor), due 9/16/2016)(3)	100,000	100,000	100,000	3.1%
				195,466	195,466	6.1%
Cargo Airport Services USA, LLC	New York / Transportation	Common Equity (1.6 units)		1,639	1,971	0.1%
				1,639	1,971	0.1%
Cent CLO 17 Limited(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	24,870	23,120	25,977	0.8%
				23,120	25,977	0.8%
Cent CLO 20 Limited(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	40,275	39,876	39,731	1.2%
				39,876	39,731	1.2%
CIFC Funding 2011-I, Ltd.(4), (22)	Cayman Islands / Diversified Financial	Secured Class D Notes (5.24% (LIBOR + 5.00%), due 1/19/2023)	19,000	15,165	18,202	0.6%
	Services	Unsecured Class E Notes (7.24% (LIBOR + 7.00%), due 1/19/2023)	15,400	12,724	15,264	0.5%
				27,889	33,466	1.1%
CIFC Funding 2013-III, Ltd. (22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	44,100	42,374	43,178	1.3%
				42,374	43,178	1.3%
CIFC Funding 2013-IV, Ltd. (22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	45,500	40,899	40,497	1.3%
				40,899	40,497	1.3%
Cinedigm DC Holdings, LLC (4)	New York / Software & Computer Services	Senior Secured Term Loan (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/31/2021)	69,150	69,150	69,150	2.1%
				69,150	69,150	2.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
December 31, 2013 (Unaudited) and June 30, 2013 (Audited)

(in thousands, except share data)

			December 31, 2013 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

The Copernicus Group, Inc.	North Carolina / Healthcare	Escrow Receivable		$ —	$ 134	0.0%
				—	134	0.0%
Correctional Healthcare Holding Company, Inc.	Colorado / Healthcare	Second Lien Term Loan (11.25%, due 1/11/2020)(3)	$ 27,100	27,100	27,100	0.8%
				27,100	27,100	0.8%
Coverall North America, Inc.	Florida / Commercial Services	Senior Secured Term Loan (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor), due 12/17/2017)(3) ,(4)	43,841	43,841	43,841	1.4%
				43,841	43,841	1.4%
Crosman Corporation	New York / Manufacturing	Second Lien Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 12/30/2019)(4)	40,000	40,000	40,000	1.2%
				40,000	40,000	1.2%
CRT MIDCO, LLC	Wisconsin / Media	Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 6/30/2017)(3), (4)	70,356	70,356	70,356	2.2%
				70,356	70,356	2.2%
Deltek, Inc.	Virginia / Software & Computer Services	Second Lien Term Loan (10.00% (LIBOR + 8.75% with 1.25% LIBOR floor), due 10/10/2019)(3), (4)	12,000	11,842	12,000	0.4%
				11,842	12,000	0.4%
Diamondback Operating, LP	Oklahoma / Oil & Gas Production	Net Profits Interest (15.00% payable on Equity distributions)(7)		—	—	0.0%
				—	—	0.0%
Edmentum, Inc. (f/k/a Archipelago Learning, Inc.)(4)	Minnesota / Consumer Services	Second Lien Term Loan (11.25% (LIBOR + 9.75% with 1.50% LIBOR floor), due 5/17/2019) (3)	50,000	48,326	50,000	1.6%
				48,326	50,000	1.6%
Empire Today, LLC	Illinois / Durable Consumer Products	Senior Secured Note (11.375%, due 2/1/2017)	15,700	15,374	15,700	0.5%
				15,374	15,700	0.5%
EXL Acquisition Corp.	South Carolina / Biotechnology	Escrow Receivable		—	15	0.0%
				—	15	0.0%
Fischbein, LLC	North Carolina / Machinery	Escrow Receivable		—	233	0.0%
				—	233	0.0%
Focus Brands, Inc. (4)	Georgia / Consumer Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 8/21/2018)	18,000	17,753	18,000	0.6%
				17,753	18,000	0.6%
FPG, LLC	Illinois / Durable Consumer Products	Senior Secured Term Loan (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 1/20/2017)(4)	20,573	20,573	20,341	0.6%
		Common Stock (5,638 shares)		27	16	0.0%
				20,600	20,357	0.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
December 31, 2013 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			December 31, 2013 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Galaxy XII CLO, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	$ 22,000	$ 20,230	$ 20,436	0.6%
				20,230	20,436	0.6%
Galaxy XV CLO, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	35,025	30,880	32,067	1.0%
				30,880	32,067	1.0%
Galaxy XVI CLO, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	22,575	21,118	20,410	0.6%
				21,118	20,410	0.6%
Grocery Outlet, Inc.	California / Retail	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 6/17/2019)(4)	14,456	14,146	14,456	0.5%
				14,146	14,456	0.5%
GTP Operations, LLC (f/k/a CI (Transplace) Holdings, LLC)(4)	Texas / Software & Computer Services	Senior Secured Term Loan (10.00% (LIBOR + 5.00% with 5.00% LIBOR floor), due 6/11/2019) (3), (10)	114,138	114,138	114,138	3.5%
				114,138	114,138	3.5%
Halcyon Loan Advisors Funding 2012-I, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	23,188	21,328	23,749	0.7%
				21,328	23,749	0.7%
Halcyon Loan Advisors Funding 2013-I, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	40,400	41,027	39,773	1.2%
				41,027	39,773	1.2%
Harley Marine Services, Inc.	Washington/ Transportation	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 12/20/2019)(4)	9,000	8,820	8,820	0.3%
				8,820	8,820	0.3%
Hoffmaster Group, Inc.(3), (4)	Wisconsin / Personal & Nondurable Consumer Products	Second Lien Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 1/3/2019)	20,000	19,842	19,842	0.6%
		Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 1/3/2019)	1,000	992	992	0.0%
				20,834	20,834	0.6%
ICON Health & Fitness, Inc.	Utah / Durable Consumer Products	Senior Secured Note (11.875%, due 10/15/2016)(3)	43,100	43,283	38,790	1.2%
				43,283	38,790	1.2%
IDQ Holdings, Inc.	Texas / Automobile	Senior Secured Note (11.50%, due 4/1/2017)	12,500	12,322	12,500	0.4%
				12,322	12,500	0.4%
ING IM CLO 2012-II, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	38,070	32,550	38,832	1.2%
				32,550	38,832	1.2%
ING IM CLO 2012-III, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	46,632	41,388	47,676	1.5%
				41,388	47,676	1.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)

December 31, 2013 (Unaudited) and June 30, 2013 (Audited)

(in thousands, except share data)

			December 31, 2013 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

ING IM CLO 2012-IV, Ltd.(22)	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest)	$ 40,613	$ 36,867	$ 42,105	1.3%
				36,867	42,105	1.3%
Injured Workers Pharmacy LLC	Massachusetts / Healthcare	Second Lien Debt (11.50% (LIBOR + 7.00% with 4.50% LIBOR floor) plus 1.00% PIK, due 5/31/2019)(3), (4)	22,564	22,564	22,564	0.7%
				22,564	22,564	0.7%
Interdent, Inc.(4)	California / Healthcare	Senior Secured Term Loan A (8.00% (LIBOR + 6.50% with 1.50% LIBOR floor), due 8/3/2017)	51,288	51,288	51,288	1.6%
		Senior Secured Term Loan B (13.00% (LIBOR + 10.00% with 3.00% LIBOR floor), due 8/3/2017)(3)	55,000	55,000	55,000	1.7%
				106,288	106,288	3.3%
JHH Holdings, Inc.	Texas / Healthcare	Second Lien Debt (11.25% (LIBOR + 10.00% with 1.25% LIBOR floor) plus 0.50% PIK, due 3/30/2019)(3), (4)	35,030	35,030	35,030	1.1%
				35,030	35,030	1.1%
LaserShip, Inc.(4)	Virginia / Transportation	Revolving Line of Credit — $5,000 Commitment (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 12/21/2014)(25)	—	—	—	0.0%
		Senior Secured Term Loan (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 12/21/2017)(3)	36,562	36,562	36,562	1.1%
				36,562	36,562	1.1%
LCM XIV CLO Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	26,500	26,218	25,696	0.8%
				26,218	25,696	0.8%
LHC Holdings Corp.	Florida / Healthcare	Revolving Line of Credit — $750 Commitment (8.50% (LIBOR + 6.00% with 2.50% LIBOR floor), due 5/31/2015)(4), (25), (26)	—	—	—	0.0%
		Senior Subordinated Debt (10.50%, due 5/31/2015)(3)	2,165	2,165	2,165	0.1%
		Membership Interest (125 units)		216	259	0.0%
				2,381	2,424	0.1%
Madison Park Funding IX, Ltd.(22)	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest)	31,110	25,601	27,903	0.9%
				25,601	27,903	0.9%
Material Handling Services, LLC (4)	Ohio / Business Services	Senior Secured Term Loan (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor), due 7/5/2017) (3)	27,160	27,160	27,160	0.8%
		Senior Secured Term Loan (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor), due 12/21/2017)	37,387	37,387	37,387	1.2%
				64,547	64,547	2.0%
Matrixx Initiatives, Inc. (4)	New Jersey / Pharmaceuticals	Revolving Line of Credit — $10,000 Commitment (10.00% (LIBOR + 8.50% with 1.50% LIBOR floor), due 2/9/2014)(25)	9,500	9,500	9,500	0.3%
		Senior Secured Term Loan A (7.50% (LIBOR + 6.00% with 1.50% LIBOR floor), due 8/9/2018)	34,562	34,562	34,105	1.1%
		Senior Secured Term Loan B (12.50% (LIBOR + 11.00% with 1.50% LIBOR floor), due 8/9/2018)(3)	35,000	35,000	33,452	1.0%
				79,062	77,057	2.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)

December 31, 2013 (Unaudited) and June 30, 2013 (Audited)

(in thousands, except share data)

			December 31, 2013 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Maverick Healthcare, LLC	Arizona / Healthcare	Preferred Units (1,250,000 units)		$ 1,252	$ 366	0.0%
		Common Units (1,250,000 units)		—	—	0.0%
				1,252	366	0.0%
Mountain View CLO 2013-I Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	$ 43,650	42,534	43,056	1.3%
				42,534	43,056	1.3%
NCP Finance Limited Partnership(22), (23)	Ohio / Consumer Finance	Subordinated Secured Term Loan (11.00% (LIBOR + 9.75% with 1.25% LIBOR floor), due 9/30/2018) (3), (4), (16)	11,970	11,738	11,970	0.4%
				11,738	11,970	0.4%
New Century Transportation, Inc.	New Jersey / Transportation	Senior Subordinated Term Loan (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor) plus 4.00% PIK, due 2/3/2018)(3), (4)	45,890	45,890	43,349	1.3%
				45,890	43,349	1.3%
New Star Metals, Inc.	Indiana / Metal Services & Minerals	Senior Subordinated Term Loan (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor) plus 1.00% PIK, due 2/2/2018)(4)	50,534	50,534	49,586	1.5%
				50,534	49,586	1.5%
Nixon, Inc.	California / Durable Consumer Products	Senior Secured Term Loan (8.75% plus 2.75% PIK, due 4/16/2018)(16)	13,862	13,625	13,625	0.4%
				13,625	13,625	0.4%
NRG Manufacturing, Inc.	Texas / Manufacturing	Escrow Receivable		—	1,068	0.0%
				—	1,068	0.0%
Octagon Investment Partners XV, Ltd. (22)	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest)	26,901	25,153	26,162	0.8%
				25,153	26,162	0.8%
Onyx Payments, Inc. (f/k/a Pegasus Business Intelligence, LP)(4)	Texas / Diversified Financial Services	Revolving Line of Credit — $2,500 Commitment (9.00% (LIBOR + 7.75% with 1.25% LIBOR floor), due 4/18/2014)(25)	—	—	—	0.0%
		Senior Secured Term Loan A (6.75% (LIBOR + 5.50% with 1.25% LIBOR floor), due 4/18/2018)	15,531	15,531	15,531	0.5%
		Senior Secured Term Loan B (13.75% (LIBOR + 12.50% with 1.25% LIBOR floor), due 4/18/2018)	15,938	15,938	15,938	0.5%
				31,469	31,469	1.0%
Pelican Products, Inc.(16)	California / Durable Consumer Products	Subordinated Secured (11.50% (LIBOR + 10.00% with 1.50% LIBOR floor), due 6/14/2019)(3),(4)	15,000	14,745	15,000	0.5%
				14,745	15,000	0.5%
Photonis Technologies SAS(22)	France / Aerospace & Defense	First Lien Term Loan (8.50% (LIBOR + 7.50% with 1.00% LIBOR floor), due 9/18/2019) (4), (16)	10,500	10,198	10,203	0.3%
				10,198	10,203	0.3%
Pinnacle (US) Acquisition Co Limited(16)	Texas / Software & Computer Services	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 8/3/2020)(4)	10,000	9,824	10,000	0.3%
				9,824	10,000	0.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)

December 31, 2013 (Unaudited) and June 30, 2013 (Audited)

(in thousands, except share data)

			December 31, 2013 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

PrimeSport, Inc.(4)	Georgia/ Hotels, Restaurants & Leisure	Revolving Line of Credit — $15,000 Commitment (10.00% (LIBOR + 9.50% with 0.50% LIBOR floor), due 6/23/2014)(25)	$ —	$ —	$ —	0.0%
		Senior Secured Term Loan A (7.50% (LIBOR + 6.50% with 1.00% LIBOR floor), due 12/23/2019)	43,700	43,700	43,700	1.4%
		Senior Secured Term Loan B (11.50% (LIBOR + 10.50% with 1.00% LIBOR floor) plus 1.00% PIK, due 12/23/2019)	43,700	43,700	43,700	1.4%
				87,400	87,400	2.8%
Prince Mineral Holding Corp.	New York / Metal Services & Minerals	Senior Secured Term Loan (11.50%, due 12/15/2019)	10,000	9,895	9,895	0.3%
				9,895	9,895	0.3%
Progrexion Holdings, Inc.(4),(28)	Utah / Consumer Services	Senior Secured Term Loan (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor), due 9/14/2017)(3)	284,521	284,521	284,521	8.8%
				284,521	284,521	8.8%
Rocket Software, Inc.(3), (4)	Massachusetts / Software & Computer Services	Second Lien Term Loan (10.25% (LIBOR + 8.75% with 1.50% LIBOR floor), due 2/8/2019)	20,000	19,738	19,967	0.6%
				19,738	19,967	0.6%
Royal Adhesives & Sealants, LLC	Indiana / Chemicals	Second Lien Term Loan (9.75% (LIBOR + 8.50% with 1.25% LIBOR floor), due 1/31/2019) (4), (16)	20,000	19,619	19,619	0.6%
				19,619	19,619	0.6%
Ryan, LLC(4)	Texas / Business Services	Subordinated Unsecured (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor) plus 3.00% PIK, due 6/30/2018)	70,000	70,000	70,000	2.2%
				70,000	70,000	2.2%
Sandow Media, LLC	Florida / Media	Senior Secured Term Loan (12.00%, due 5/8/2018) (3)	25,143	25,143	24,403	0.8%
				25,143	24,403	0.8%
SESAC Holdco II LLC(3)	Tennessee / Media	Second Lien Term Loan (10.00% (LIBOR + 8.75% with 1.25% LIBOR floor), due 7/12/2019)(4), (16)	6,000	5,919	6,000	0.2%
				5,919	6,000	0.2%
Skillsoft Public Limited Company (22)	Ireland / Software & Computer Services	Senior Unsecured (11.125%, due 6/1/2018)	15,000	14,933	15,000	0.5%
				14,933	15,000	0.5%
Snacks Holding Corporation	Minnesota / Food Products	Series A Preferred Stock (4,021.45 shares)		56	56	0.0%
		Series B Preferred Stock (1,866.10 shares)		56	56	0.0%
		Warrant (to purchase 31,196.52 voting common shares, expires 11/12/2020)		479	484	0.0%
				591	596	0.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)

December 31, 2013 (Unaudited) and June 30, 2013 (Audited)

(in thousands, except share data)

			December 31, 2013 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Spartan Energy Services, Inc. (3)	Louisiana / Energy	Senior Secured Term Loan (10.50% (LIBOR + 9.00% with 1.50% LIBOR floor), due 12/28/2017) (4)	$ 36,225	$ 36,225	$ 36,225	1.1%
				36,225	36,225	1.1%
Speedy Group Holdings Corp.	Canada / Consumer Finance	Senior Unsecured (12.00%, due 11/15/2017)(22)	15,000	15,000	15,000	0.5%
				15,000	15,000	0.5%
Sport Helmets Holdings, LLC(14)	New York / Personal & Nondurable Consumer Products	Escrow Receivable		—	401	0.0%
				—	401	0.0%
Stauber Performance Ingredients, Inc. (3), (4)	California / Food Products	Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 1/21/2016)	13,451	13,451	13,451	0.4%
		Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 5/21/2017)	10,106	10,106	10,106	0.3%
				23,557	23,557	0.7%
Stryker Energy, LLC	Ohio / Oil & Gas Production	Subordinated Secured Revolving Credit Facility — $50,300 Commitment (12.25% (LIBOR + 10.75% with 1.50% LIBOR floor) plus 3.75% PIK, in non-accrual status effective 12/1/2011, due 12/1/2015)(4), (25)	35,409	32,711	—	0.0%
		Overriding Royalty Interests(18)		—	—	0.0%
				32,711	—	0.0%
Sudbury Mill CLO Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	28,200	26,173	25,978	0.8%
				26,173	25,978	0.8%
Symphony CLO IX Ltd.(22)	Cayman Islands / Diversified Financial Services	LP Certificates (Residual Interest)	45,500	39,449	46,012	1.4%
				39,449	46,012	1.4%
System One Holdings, LLC (3),(4)	Pennsylvania / Business Services	Senior Secured Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 12/31/2018)	48,000	48,000	48,000	1.5%
				48,000	48,000	1.5%
TB Corp. (3)	Texas / Consumer Service	Senior Subordinated Note (12.00% plus 1.50% PIK, due 12/18/2018)	23,539	23,539	23,539	0.7%
				23,539	23,539	0.7%
Targus Group International, Inc. (16)	California / Durable Consumer Products	First Lien Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor) plus 1.0% PIK, due 5/24/2016)(3),(4)	22,374	22,110	22,110	0.7%
				22,110	22,110	0.7%
TGG Medical Transitory, Inc.	New Jersey / Healthcare	Second Lien Term Loan (11.25% (LIBOR + 10.00% with 1.25% LIBOR floor), due 6/27/2018)(4), (16)	13,000	12,741	13,000	0.4%
				12,741	13,000	0.4%

See notes to consolidated financial statements

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
December 31, 2013 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			December 31, 2013 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Totes Isotoner Corporation	Ohio / Personal & Nondurable Consumer Products	Second Lien Term Loan (10.75%, (LIBOR + 9.25% with 1.50% LIBOR floor), due 1/8/2018)(3), (4)	$ 53,000	$ 52,836	$ 52,836	1.6%
				52,836	52,836	1.6%
Traeger Pellet Grills LLC(4)	Oregon / Durable Consumer Products	Senior Secured Term Loan A (6.50% (LIBOR + 4.50% with 2.00% LIBOR floor), due 6/18/2018)	29,550	29,550	29,550	0.9%
		Senior Secured Term Loan B (11.50% (LIBOR + 9.50% with 2.00% LIBOR floor), due 6/18/2018) (3)	29,850	29,850	29,850	0.9%
				59,400	59,400	1.8%
TransFirst Holdings, Inc.(4)	New York / Software & Computer Services	Second Lien Term Loan (11.00%, (LIBOR + 9.75% with 1.25% LIBOR floor), due 6/27/2018)	5,000	4,872	5,000	0.2%
				4,872	5,000	0.2%
United Bank Card, Inc. (d/b/a Harbortouch)	Pennsylvania / Business Services	Senior Secured Term Loan (11.50% (LIBOR + 9.50% with 2.00% LIBOR floor), due 9/5/2018) (3), (4)	25,371	25,371	25,371	0.8%
				25,371	25,371	0.8%
United Sporting Companies, Inc.(5)	South Carolina / Durable Consumer Products	Second Lien Term Loan (12.75% (LIBOR + 11.00% with 1.75% LIBOR floor), due 5/16/2018) (3) ,(4)	160,000	160,000	160,000	5.0%
				160,000	160,000	5.0%
Water Pik, Inc. (16)	Colorado / Personal & Nondurable Consumer Products	Second Lien Term Loan (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 1/8/2021) (4)	11,000	10,584	10,584	0.3%
				10,584	10,584	0.3%
Wind River Resources Corporation(39)	Utah / Oil & Gas Production	Senior Secured Note (13.00% (LIBOR + 7.50% with 5.50% LIBOR floor) plus 3.00% default interest on principal, 16.00% default interest on past due interest, in non-accrual status effective 12/1/2008, past due)(4)	15,000	14,750	—	0.0%
		Net Profits Interest (5.00% payable on Equity distributions)(7)		—	—	0.0%
				14,750	—	0.0%
	Total Non-control/Non-affiliate Investments (Level 3 Investments)			3,690,727	3,683,674	114.0%

	Total Level 3 Portfolio Investments			4,976,291	4,885,854	151.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
December 31, 2013 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			December 31, 2013 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 1 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Dover Saddlery, Inc.	Massachusetts / Retail	Common Stock (30,974 shares)		$ 63	$ 166	0.0%
				63	166	0.0%
	Total Non-control/Non-affiliate Investments (Level 1 Investments)			63	166	0.0%

	Total Portfolio Investments			4,976,354	4,886,020	151.2%

SHORT TERM INVESTMENTS: Money Market Funds (Level 2 Investments)

Fidelity Institutional Money Market Funds — Government Portfolio (Class I)				179,468	179,468	5.6%
Fidelity Institutional Money Market Funds — Government Portfolio (Class I)(3)				41,382	41,382	1.3%
Victory Government Money Market Funds				—	—	0.0%

		Total Money Market Funds		220,850	220,850	6.9%

		Total Investments		$ 5,197,204	$5,106,870	158.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
December 31, 2013 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			June 30, 2013 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (greater than 25.00% voting control)(44)

AIRMALL USA, Inc.(27)	Pennsylvania / Property Management	Senior Secured Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor), due 6/30/2015)(3), (4)	$ 28,750	$ 28,750	$ 28,750	1.1%
		Senior Subordinated Term Loan (12.00% plus 6.00% PIK, due 12/31/2015)	12,500	12,500	12,500	0.5%
		Convertible Preferred Stock (9,919.684 shares)		9,920	9,920	0.4%
		Common Stock (100 shares)		—	3,478	0.1%
				51,170	54,648	2.1%
Ajax Rolled Ring & Machine, Inc.	South Carolina / Manufacturing	Senior Secured Note — Tranche A (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 3/30/2018)(3), (4)	19,737	19,737	19,737	0.7%
		Subordinated Unsecured Term Loan (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor) plus 6.00% PIK, due 3/30/2018)(4)	19,700	19,700	19,700	0.7%
		Convertible Preferred Stock — Series A (6,142.6 shares)		6,057	—	0.0%
		Unrestricted Common Stock (6 shares)		—	—	0.0%
				45,494	39,437	1.4%
APH Property Holdings, LLC(32)	Georgia / Real Estate	Senior Secured Note (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 10/24/2020)(4)	125,892	125,892	125,892	4.8%
		Common Stock (148,951 shares)		26,648	26,648	1.0%
				152,540	152,540	5.8%
AWCNC, LLC(19)	North Carolina / Machinery	Members Units — Class A (1,800,000 units)		—	—	0.0%
		Members Units — Class B-1 (1 unit)		—	—	0.0%
		Members Units — Class B-2 (7,999,999 units)		—	—	0.0%
				—	—	0.0%
Borga, Inc.	California / Manufacturing	Revolving Line of Credit — $1,150 Commitment (5.00% (PRIME + 1.75%) plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)(4), (25)	1,150	1,095	586	0.0%
		Senior Secured Term Loan B (8.50% (PRIME + 5.25%) plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)(4)	1,611	1,501	—	0.0%
		Senior Secured Term Loan C (12.00% plus 4.00% PIK plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)	9,738	706	—	0.0%
		Common Stock (100 shares)(21)		—	—	0.0%
		Warrants (33,750 warrants)(21)		—	—	0.0%
				3,302	586	0.0%
CCPI Holdings, Inc.(33)	Ohio / Manufacturing	Senior Secured Note (10.00%, due 12/31/2017)(3)	17,663	17,663	17,663	0.7%
		Senior Secured Note (12.00% plus 7.00% PIK, due 6/30/2018)	7,659	7,659	7,659	0.3%
		Common Stock (100 shares)		8,581	7,977	0.3%
		Net Revenue Interest (4% of Net Revenue)		—	604	0.0%
				33,903	33,903	1.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
December 31, 2013 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			June 30, 2013 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (greater than 25.00% voting control)(44)

Credit Central Holdings of Delaware, LLC (22), (34)	Ohio / Consumer Finance	Senior Secured Revolving Credit Facility — $60,000 Commitment (20.00% (LIBOR + 18.50% with 1.50% LIBOR floor), due 12/31/2022)(4), (25)	$ 38,082	$ 38,082	$ 38,082	1.4%
		Common Stock (100 shares)		9,581	8,361	0.3%
		Net Revenue Interest (5% of Net Revenue)		—	4,019	0.2%
				47,663	50,462	1.9%
Energy Solutions Holdings, Inc.(8)	Texas / Gas Gathering and Processing	Junior Secured Note (18.00%, due 12/12/2016)	8,500	8,500	8,500	0.3%
		Senior Secured Note to Vessel Holdings LLC (18.00%, due 12/12/2016)	3,500	3,500	3,500	0.1%
		Subordinated Secured Note to Jettco Marine Services, LLC (12.00% (LIBOR + 6.11% with 5.89% LIBOR floor) plus 4.00% PIK, in non-accrual status effective 10/1/2010, past due) (4)	13,906	12,503	8,449	0.3%
		Senior Secured Debt to Yatesville Coal Holdings, Inc. (Non-accrual status effective 1/1/2009, past due)	1,449	1,449	—	0.0%
		Escrow Receivable		—	—	0.0%
		Common Stock (100 shares)		8,318	6,247	0.2%
				34,270	26,696	0.9%
First Tower Holdings of Delaware, LLC (22), (29)	Mississippi / Consumer Finance	Senior Secured Revolving Credit Facility — $400,000 Commitment (20.00% (LIBOR + 18.50% with 1.50% LIBOR floor), due 6/30/2022)(4), (25)	264,760	264,760	264,760	10.0%
		Common Stock (83,729,323 shares)		43,193	20,447	0.8%
		Net Revenue Interest (5% of Net Revenue & Distributions)		—	12,877	0.5%
				307,953	298,084	11.3%
Manx Energy, Inc.(12)	Kansas / Oil & Gas Production	Senior Secured Note (13.00%, in non-accrual status effective 1/19/2010, past due)	500	500	346	0.0%
		Preferred Stock (6,635 shares)		—	—	0.0%
		Common Stock (17,082 shares)		—	—	0.0%
				500	346	0.0%
Nationwide Acceptance Holdings, LLC (22), (36)	Chicago / Consumer Finance	Senior Secured Revolving Credit Facility — $30,000 Commitment (20.00% (LIBOR + 18.50% with 1.50% LIBOR floor), due 1/31/2023)(4), (25)	21,308	21,308	21,308	0.8%
		Membership Units (100 shares)		3,843	2,142	0.1%
		Net Revenue Interest (5% of Net Revenue)		—	1,701	0.1%
				25,151	25,151	1.0%
NMMB Holdings, Inc. (24)	New York / Media	Senior Term Loan (14.00%, due 5/6/2016)	16,000	16,000	13,149	0.5%
		Senior Subordinated Term Loan (15.00%, due 5/6/2016)	2,800	2,800	—	0.0%
		Series A Preferred Stock (4,400 shares)		4,400	—	0.0%
				23,200	13,149	0.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
December 31, 2013 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

y
			June 30, 2013 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (greater than 25.00% voting control)(44)

R-V Industries, Inc.	Pennsylvania / Manufacturing	Senior Subordinated Note (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 6/12/2018)(4)	$ 32,750	$ 32,750	$ 32,750	1.2%
		Warrants (200,000 warrants, expiring 6/30/2017)		1,682	6,796	0.3%
		Common Stock (545,107 shares)		5,087	18,522	0.7%
				39,519	58,068	2.2%
The Healing Staff, Inc.(9)	North Carolina / Contracting	Secured Promissory Notes (15.00%, in non-accrual status effective 12/22/2010, past due)	1,688	1,686	—	0.0%
		Senior Demand Note (15.00%, in non-accrual status effective 11/1/2010, past due)	1,170	1,170	—	0.0%
		Common Stock (1,000 shares)		975	—	0.0%
				3,831	—	0.0%
Valley Electric Holdings I, Inc. (35)	Washington / Construction & Engineering	Senior Secured Note (9.00% (LIBOR + 6.00%, with 3.00% LIBOR floor) plus 9.00% PIK, due 12/31/2018)(4)	34,063	34,063	34,063	1.3%
		Senior Secured Note (8.00% (LIBOR + 5.00% with 3.00% LIBOR floor) plus 2.50% PIK, due 12/31/2017)(3),(4)	10,026	10,026	10,026	0.4%
		Common Stock (50,000 shares)		9,526	8,288	0.3%
		Net Revenue Interest (5% of Net Revenue)		—	1,238	0.1%
				53,615	53,615	2.1%
Wolf Energy Holdings, Inc.(12), (37)	Kansas / Oil & Gas Production	Senior Secured Promissory Note secured by assets formerly owned by H&M (18.00%, in non-accrual status effective 4/15/2013, due 4/15/2018)	22,000	—	3,832	0.1%
		Appalachian Energy Holdings, LLC (“AEH”) — Senior Secured First Lien Note (8.00%, in non-accrual status effective 1/19/2010, past due)	2,642	2,000	546	0.0%
		Appalachian Energy Holdings, LLC (“AEH”) — Senior Secured First Lien Note (8.00%, in non-accrual status, past due)	51	50	51	0.0%
		Coalbed, LLC — Senior Secured Note (8.00%, in non-accrual status effective 1/19/2010, past due)(6)	7,930	5,990	—	0.0%
		Common Stock (100 shares)		—	—	0.0%
		Net Profits Interest (8.00% payable on Equity distributions)(7)		—	520	0.0%
				8,040	4,949	0.1%
Total Control Investments				830,151	811,634	30.6%

Affiliate Investments (5.00% to 24.99% voting control)(45)

BNN Holdings Corp. (f/k/a Biotronic NeuroNetwork)	Michigan / Healthcare	Senior Secured Note (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor), due 12/17/2017)(3),(4)	29,550	29,550	29,550	1.1%
		Preferred Stock Series A (9,925.455 shares)(13)		2,300	2,832	0.1%
		Preferred Stock Series B (1,753.64 shares)(13)		579	533	0.0%
				32,429	32,915	1.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
December 31, 2013 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			June 30, 2013 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Affiliate Investments (5.00% to 24.99% voting control)(45)

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
December 31, 2013 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			June 30, 2013 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Apidos CLO IX, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	$ 20,525	$ 19,609	$ 19,294	0.7%
				19,609	19,294	0.7%
Apidos CLO XI, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	38,340	39,239	37,972	1.4%
				39,239	37,972	1.4%
Apidos CLO XII, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	44,063	43,480	40,294	1.5%
				43,480	40,294	1.5%
Arctic Glacier U.S.A, Inc.(4)	Canada / Food Products	Second Lien Term Loan (11.25% (LIBOR + 10.00% with 1.25% LIBOR floor), due 11/10/2019)	150,000	150,000	150,000	5.6%
				150,000	150,000	5.6%
Armor Holding II LLC(4), (16)	New York / Diversified Financial Services	Second Lien Term Loan (9.25% (LIBOR + 8.00% with 1.25% LIBOR floor), due 12/26/2020)	7,000	6,860	7,000	0.3%
				6,860	7,000	0.3%
Atlantis Healthcare Group (Puerto Rico), Inc.(4)	Puerto Rico / Healthcare	Revolving Line of Credit — $7,000 Commitment (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor), due 2/21/2014)(25),(26)	2,000	2,000	2,000	0.1%
		Senior Term Loan (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor), due 2/21/2018)(3)	39,352	39,352	39,352	1.5%
				41,352	41,352	1.6%
Babson CLO Ltd 2011-I(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	35,000	34,499	34,450	1.3%
				34,499	34,450	1.3%
Babson CLO Ltd 2012-IA(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	29,075	25,917	27,269	1.0%
				25,917	27,269	1.0%
Babson CLO Ltd 2012-IIA(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	27,850	28,863	27,510	1.0%
				28,863	27,510	1.0%
Blue Coat Systems, Inc. (16)	Massachusetts / Software & Computer Services	Second Lien Term Loan (9.50% (LIBOR + 8.50% with 1.00% LIBOR floor), due 6/28/2020)(4)	11,000	10,890	11,000	0.4%
				10,890	11,000	0.4%
Broder Bros., Co.	Pennsylvania / Textiles, Apparel & Luxury Goods	Senior Secured Notes (10.75% (LIBOR + 9.00% with 1.75% LIBOR floor), due 6/27/2018)(3),(4)	99,500	99,500	99,323	3.7%
				99,500	99,323	3.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
December 31, 2013 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			June 30, 2013 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Brookside Mill CLO Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	$ 26,000	$ 23,896	$ 23,743	0.9%
				23,896	23,743	0.9%
Byrider Systems Acquisition Corp (22)	Indiana / Auto Finance	Senior Subordinated Notes (12.00% plus 2.00% PIK, due 11/3/2016)(3)	10,914	10,914	10,417	0.4%
				10,914	10,417	0.4%
Caleel + Hayden, LLC (14), (31)	Colorado / Personal & Nondurable Consumer Products	Membership Units (13,220 shares)		—	104	0.0%
		Escrow Receivable		—	137	0.0%

				—	241	0.0%
Capstone Logistics, LLC(4)	Georgia / Commercial Services	Senior Secured Term Loan A (6.50% (LIBOR + 5.00% with 1.50% LIBOR floor), due 9/16/2016)	97,291	97,291	97,291	3.7%
		Senior Secured Term Loan B (11.50% (LIBOR + 10.00% with 1.50% LIBOR floor), due 9/16/2016)(3)	100,000	100,000	100,000	3.8%
				197,291	197,291	7.5%
Cargo Airport Services USA, LLC	New York / Transportation	Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 3/31/2016) (3), (4)	43,977	43,977	44,417	1.7%
		Common Equity (1.6 units)		1,639	1,860	0.1%
				45,616	46,277	1.8%
Cent CLO 17 Limited(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	24,870	24,615	25,454	1.0%
				24,615	25,454	1.0%
CI Holdings(4)	Texas / Software & Computer Services	Senior Secured Term Loan (10.00% (LIBOR + 5.00% with 5.00% LIBOR floor), due 6/11/2019)	114,713	114,713	114,713	4.3%
				114,713	114,713	4.3%
CIFC Funding 2011-I, Ltd.(4), (22)	Cayman Islands / Diversified Financial Services	Secured Class D Notes (5.32% (LIBOR + 5.00%), due 1/19/2023)	19,000	15,029	15,844	0.6%
		Unsecured Class E Notes (7.32% (LIBOR + 7.00%), due 1/19/2023)	15,400	12,638	12,745	0.5%
				27,667	28,589	1.1%
Cinedigm DC Holdings, LLC (4)	New York / Software & Computer Services	Senior Secured Term Loan (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/31/2021)	70,595	70,595	70,595	2.7%
				70,595	70,595	2.7%
The Copernicus Group, Inc.	North Carolina / Healthcare	Escrow Receivable		—	130	0.0%
				—	130	0.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
December 31, 2013 (Unaudited) and June 30, 2013 (Audited)

(in thousands, except share data)

			June 30, 2013 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Correctional Healthcare Holding Company, Inc.	Colorado / Healthcare	Second Lien Term Loan (11.25%, due 1/11/2020)(3)	$ 27,100	$ 27,100	$ 27,100	1.0%
				27,100	27,100	1.0%
Coverall North America, Inc.	Florida / Commercial Services	Senior Secured Term Loan (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor), due 12/17/2017)(3) ,(4)	39,303	39,303	39,303	1.5%
				39,303	39,303	1.5%
CP Well Testing, LLC	Oklahoma / Oil & Gas Products	Senior Secured Term Loan (13.50% (LIBOR + 11.00% with 2.50% LIBOR floor), due 10/03/2017)(4)	19,125	19,125	19,125	0.7%
				19,125	19,125	0.7%
CRT MIDCO, LLC	Wisconsin / Media	Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 6/30/2017)(3), (4)	71,106	71,106	71,106	2.7%
				71,106	71,106	2.7%
Deltek, Inc.	Virginia / Software & Computer Services	Second Lien Term Loan (10.00% (LIBOR + 8.75% with 1.25% LIBOR floor), due 10/10/2019)(4)	12,000	11,833	12,000	0.5%
				11,833	12,000	0.5%
Diamondback Operating, LP	Oklahoma / Oil & Gas Production	Net Profits Interest (15.00% payable on Equity distributions)(7)		—	—	0.0%
				—	—	0.0%
Edmentum, Inc (f/k/a Archipelago Learning, Inc)(4)	Minnesota / Consumer Services	Second Lien Term Loan (11.25% (LIBOR + 9.75% with 1.50% LIBOR floor), due 5/17/2019)	50,000	48,218	50,000	1.9%
				48,218	50,000	1.9%
EIG Investors Corp	Massachusetts / Software & Computer Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 5/09/2020)(4), (16)	22,000	21,792	22,000	0.8%
				21,792	22,000	0.8%
Empire Today, LLC	Illinois / Durable Consumer Products	Senior Secured Note (11.375%, due 2/1/2017)	15,700	15,332	14,650	0.6%
				15,332	14,650	0.6%
EXL Acquisition Corp.	South Carolina / Biotechnology	Escrow Receivable		—	14	0.0%
				—	14	0.0%
Evanta Ventures, Inc. (11)	Oregon / Commercial Services	Subordinated Unsecured (12.00% plus 1.00% PIK, due 9/28/2018)	10,479	10,479	10,479	0.4%
				10,479	10,479	0.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
December 31, 2013 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			June 30, 2013 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Fairchild Industrial Products, Co.	North Carolina / Electronics	Escrow Receivable		$ —	$ 149	0.0%
				—	149	0.0%
Fischbein, LLC	North Carolina / Machinery	Escrow Receivable		—	225	0.0%
				—	225	0.0%
Focus Brands, Inc. (4).	Georgia / Consumer Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 8/21/2018)	$ 18,000	17,731	18,000	0.7%
				17,731	18,000	0.7%
FPG, LLC	Illinois / Durable Consumer Products	Senior Secured Term Loan (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 1/20/2017)(4)	21,401	21,401	21,401	0.8%
		Common Stock (5,638 shares)		27	19	0.0%
				21,428	21,420	0.8%
Galaxy XII CLO, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	22,000	20,792	21,657	0.8%
				20,792	21,657	0.8%
Galaxy XV CLO, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	35,025	32,119	30,227	1.1%
				32,119	30,227	1.1%
Grocery Outlet, Inc.	California / Retail	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 6/17/2019)(4)	14,457	14,127	14,457	0.5%
				14,127	14,457	0.5%
Gulf Coast Machine & Supply Company	Texas / Manufacturing	Senior Secured Term Loan (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor), due 10/12/2017)(3),(4)	41,213	41,213	31,972	1.2%
				41,213	31,972	1.2%
Halcyon Loan Advisors Funding 2012-I, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	23,188	22,279	22,724	0.9%
				22,279	22,724	0.9%
Halcyon Loan Advisors Funding 2013-I, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	40,400	41,085	38,291	1.4%
				41,085	38,291	1.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
December 31, 2013 (Unaudited) and June 30, 2013 (Audited)
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
December 31, 2013 (Unaudited) and June 30, 2013 (Audited)
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
December 31, 2013 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			June 30, 2013 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

New Century Transportation, Inc.	New Jersey / Transportation	Senior Subordinated Term Loan (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor) plus 3.00% PIK, due 2/3/2018)(3), (4)	$ 45,120	$ 45,120	$ 44,166	1.7%
				45,120	44,166	1.7%
New Star Metals, Inc.	Indiana / Metal Services & Minerals	Senior Subordinated Term Loan (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor) plus 1.00% PIK, due 2/2/2018)(4)	50,274	50,274	50,274	1.9%
				50,274	50,274	1.9%
Nixon, Inc.	California / Durable Consumer Products	Senior Secured Term Loan (8.75% plus 2.75% PIK, due 4/16/2018)(16)	15,509	15,252	14,992	0.6%
				15,252	14,992	0.6%
NRG Manufacturing, Inc.	Texas / Manufacturing	Escrow Receivable		—	3,618	0.1%
				—	3,618	0.1%
Pegasus Business Intelligence, LP(4)	Texas / Diversified Financial Services	Revolving Line of Credit — $2,500 Commitment (9.00% (LIBOR + 7.75% with 1.25% LIBOR floor), due 4/18/2014)(25)	—	—	—	0.0%
		Senior Secured Term Loan A (6.75% (LIBOR + 5.50% with 1.25% LIBOR floor), due 4/18/2018)	15,938	15,938	15,938	0.6%
		Senior Secured Term Loan B (13.75% (LIBOR + 12.50% with 1.25% LIBOR floor), due 4/18/2018)	15,938	15,938	15,938	0.6%
				31,876	31,876	1.2%
Octagon Investment Partners XV, Ltd. (22)	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest)	26,901	26,919	25,515	1.0%
				26,919	25,515	1.0%
Pelican Products, Inc.(16)	California / Durable Consumer Products	Subordinated Secured (11.50% (LIBOR + 10.00% with 1.50% LIBOR floor), due 6/14/2019)(3),(4)	15,000	14,729	15,000	0.6%
				14,729	15,000	0.6%
Pinnacle (US) Acquisition Co Limited(16)	Texas / Software & Computer Services	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 8/3/2020)(4)	10,000	9,815	10,000	0.4%
				9,815	10,000	0.4%
Pre-Paid Legal Services, Inc.(16)	Oklahoma / Consumer Services	Senior Subordinated Term Loan (11.50% (PRIME + 8.25%), due 12/31/2016)(3), (4)	5,000	5,000	5,000	0.2%
				5,000	5,000	0.2%
Prince Mineral Holding Corp.	New York / Metal Services & Minerals	Senior Secured Term Loan (11.50%, due 12/15/2019)	10,000	9,888	10,000	0.4%
				9,888	10,000	0.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
December 31, 2013 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			June 30, 2013 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Progrexion Holdings, Inc.(4) (28)	Utah / Consumer Services	Senior Secured Term Loan (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor), due 9/14/2017)(3)	$ 241,033	$ 241,033	$ 241,033	9.1%
				241,033	241,033	9.1%
Rocket Software, Inc.(3), (4)	Massachusetts / Software & Computer Services	Second Lien Term Loan (10.25% (LIBOR + 8.75% with 1.50% LIBOR floor), due 2/8/2019)	20,000	19,719	20,000	0.8%
				19,719	20,000	0.8%
Royal Adhesives & Sealants, LLC	Indiana / Chemicals	Senior Subordinated Unsecured Term Loan (12.00% plus 2.00% PIK, due 11/29/2016)	28,364	28,364	28,648	1.1%
				28,364	28,648	1.1%
Ryan, LLC(4)	Texas / Business Services	Subordinated Secured (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor) plus 3.00% PIK, due 6/30/2018)	70,000	70,000	70,000	2.6%
				70,000	70,000	2.6%
Sandow Media, LLC	Florida / Media	Senior Secured Term Loan (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor) plus 1.50% PIK, due 5/8/2018)(4)	24,900	24,900	24,900	0.9%
				24,900	24,900	0.9%
Seaton Corp.(3), (4)	Illinois / Business Services	Subordinated Secured (12.50% (LIBOR + 9.00% with 3.50% LIBOR floor) plus 2.00% PIK, due 3/14/2014)	3,305	3,249	3,305	0.1%
		Subordinated Secured (12.50% (LIBOR + 9.00% with 3.50% LIBOR floor) plus 2.00% PIK, due 3/14/2015)	10,005	10,005	10,005	0.4%
				13,254	13,310	0.5%
SESAC Holdco II LLC(16)	Tennessee / Media	Second Lien Term Loan (10.00% (LIBOR + 8.75% with 1.25% LIBOR floor), due 7/12/2019)(4)	6,000	5,914	6,000	0.2%
				5,914	6,000	0.2%
Skillsoft Public Limited Company (22)	Ireland / Software & Computer Services	Senior Unsecured (11.125%, due 6/1/2018)	15,000	14,927	15,000	0.6%
				14,927	15,000	0.6%
Snacks Holding Corporation	Minnesota / Food Products	Series A Preferred Stock (4,021.45 shares)		56	56	0.0%
		Series B Preferred Stock (1,866.10 shares)		56	56	0.0%
		Warrant (to purchase 31,196.52 voting common shares, expires 11/12/2020)		479	484	0.0%
				591	596	0.0%
Southern Management Corporation (22), (30)	South Carolina / Consumer Finance	Second Lien Term Loan (12.00% plus 5.00% PIK, due 5/31/2017)	17,565	17,565	18,267	0.7%
				17,565	18,267	0.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
December 31, 2013 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			June 30, 2013 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Spartan Energy Services, Inc.(3), (4)	Louisiana / Energy	Senior Secured Term Loan (10.50% (LIBOR + 9.00% with 1.50% LIBOR floor), due 12/28/2017)	$ 29,625	$ 29,625	$ 29,625	1.1%
				29,625	29,625	1.1%
Speedy Group Holdings Corp.	Canada / Consumer Finance	Senior Unsecured (12.00%, due 11/15/2017)(22)	15,000	15,000	15,000	0.6%
				15,000	15,000	0.6%
Sport Helmets Holdings, LLC(14)	New York / Personal & Nondurable Consumer Products	Escrow Receivable		—	389	0.0%
				—	389	0.0%
Stauber Performance Ingredients, Inc. (3), (4)	California / Food Products	Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 1/21/2016)	16,594	16,594	16,594	0.6%
		Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 5/21/2017)	10,238	10,238	10,238	0.4%
				26,832	26,832	1.0%
Stryker Energy, LLC	Ohio / Oil & Gas Production	Subordinated Secured Revolving Credit Facility — $50,300 Commitment (8.50% (LIBOR + 7.00% with 1.50% LIBOR floor) plus 3.75% PIK, in non-accrual status effective 12/1/2011, due 12/1/2015)(4), (25)	34,738	32,711	—	0.0%
		Overriding Royalty Interests(18)		—	—	0.0%
				32,711	—	0.0%
Symphony CLO, IX Ltd.(22)	Cayman Islands / Diversified Financial Services	LP Certificates (Residual Interest)	45,500	42,289	43,980	1.7%
				42,289	43,980	1.7%
System One Holdings, LLC (3),(4)	Pennsylvania / Business Services	Senior Secured Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 12/31/2018)	32,000	32,000	32,000	1.2%
				32,000	32,000	1.2%
TB Corp. (3)	Texas / Consumer Service	Senior Subordinated Note (12.00% plus 1.50% PIK, due 12/18/2018)	23,361	23,361	23,361	0.9%
				23,361	23,361	0.9%
Targus Group International, Inc. (16)	California / Durable Consumer Products	First Lien Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 5/25/2016)(3),(4)	23,520	23,209	23,520	0.9%
				23,209	23,520	0.9%
TGG Medical Transitory, Inc.	New Jersey / Healthcare	Second Lien Term Loan (11.25% (LIBOR + 10.00% with 1.25% LIBOR floor), due 6/27/2018)(4), (16)	8,000	7,773	8,000	0.3%
				7,773	8,000	0.3%

See notes to consolidated financial statements

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
December 31, 2013 (Unaudited) and June 30, 2013 (Audited)
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
December 31, 2013 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			June 30, 2013 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 1 PORTFOLIO INVESTMENTS:

Non-control/Non-affiliate Investments (less than 5.00% of voting control)

Dover Saddlery, Inc.	Massachusetts / Retail	Common Stock (30,974 shares)		$ 63	$ 112	0.0%
				63	112	0.0%
	Total Non-control/Non-affiliate Investments (Level 1 Investments)			63	112	0.0%

	Total Portfolio Investments			4,255,778	4,172,852	157.1%

SHORT TERM INVESTMENTS: Money Market Funds (Level 2 Investments)

Fidelity Institutional Money Market Funds — Government Portfolio (Class I)				83,456	83,456	3.1%
Fidelity Institutional Money Market Funds — Government Portfolio (Class I)(3)				49,804	49,804	1.9%
Victory Government Money Market Funds				10,002	10,002	0.4%

		Total Money Market Funds		143,262	143,262	5.4%

		Total Investments		$ 4,399,040	$4,316,114	162.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
December 31, 2013 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

Endnote Explanations for the Consolidated Schedules of Investments as of December 31, 2013 and June 30, 2013

(1)

The securities in which Prospect Capital Corporation (“we”, “us” or “our”) has invested were acquired in transactions that were exempt from registration under the Securities Act of 1933, as amended, or the “Securities Act.” These securities may be resold only in transactions that are exempt from registration under the Securities Act.

(2)

Fair value is determined by or under the direction of our Board of Directors. As of December 31, 2013 and June 30, 2013, one of our portfolio investments, Dover Saddlery, Inc. was publicly traded and classified as Level 1 within the valuation hierarchy established by ASC 820, Fair Value Measurements (“ASC 820”). As of December 31, 2013 and June 30, 2013, the fair value of our remaining portfolio investments was determined using significant unobservable inputs. ASC 820 classifies such inputs used to measure fair value as Level 3 within the valuation hierarchy. Our investments in money market funds are classified as Level 2. See Notes 2 and 3 within the accompanying notes to consolidated financial statements for further discussion.

(3)

Security, or a portion thereof, is held by Prospect Capital Funding LLC (“PCF”), our wholly-owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral for the revolving credit facility and such security is not available as collateral to our general creditors (see Note 4). The fair values of these investments held by PCF at December 31, 2013 and June 30, 2013 were $1,075,441 and $883,114, respectively; they represent 21.1% and 20.5% of our total investments and money market funds, respectively.

(4)	Security, or portion thereof, has a floating interest rate which may be subject to a LIBOR or PRIME floor. Stated interest rate was in effect at December 31, 2013 and June 30, 2013.

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

On October 21, 2009, Coalbed LLC foreclosed on the loan formerly made to Conquest. On January 19, 2010, as part of the Manx rollup, the Coalbed LLC assets and loan were assigned to Manx, the holding company. On June 30, 2012, Manx reassigned our investment in Coalbed to Wolf Energy Holdings, Inc. (“Wolf”), a newly-formed, separately owned holding company. Our Board of Directors set the fair value at zero for the loan position in Coalbed LLC investment as of December 31, 2013 and June 30, 2013.

(7)	In addition to the stated returns, the net profits interest held will be realized upon sale of the borrower or a sale of the interests.

(8)

During the quarter ended December 31, 2011, our ownership of Change Clean Energy Holdings, Inc., Change Clean Energy, Inc., Freedom Marine Services Holdings, LLC (“Freedom Marine”), and Yatesville Coal Holdings, Inc. was transferred to Energy Solutions Holdings, Inc. (f/k/a Gas Solutions Holdings, Inc.) (“Energy Solutions”) to consolidate all of our energy holdings under one management team. We own 100% of Energy Solutions.

On November 25, 2013, we provided $13,000 in senior secured debt financing for the recapitalization of our investment in Jettco Marine Services, LLC (“Jettco”), a subsidiary of Freedom Marine. The subordinated secured loan to Jettco was replaced with a senior secured note to Vessel Holdings II, LLC, a new subsidiary of Freedom Marine. On December 3, 2013, we made a $16,000 senior secured investment in Vessel Holdings III, LLC, another new subsidiary of Freedom Marine.

(9)	We own 1,000 shares of common stock in The Healing Staff, Inc. (f/k/a Lisamarie Fallon, Inc.), representing 100% ownership.

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
December 31, 2013 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

Endnote Explanations for the Consolidated Schedules of Investments as of December 31, 2013 and June 30, 2013 (Continued)

(12)

On January 19, 2010, we modified the terms of our senior secured debt in AEH and Coalbed in conjunction with the formation of Manx Energy, Inc. (“Manx”), a new entity consisting of the assets of AEH, Coalbed and Kinley Exploration. The assets of the three companies were brought under new common management. We funded $2,800 at closing to Manx to provide for working capital. A portion of our loans to AEH and Coalbed was exchanged for Manx preferred equity, while our AEH equity interest was converted into Manx common stock. There was no change to fair value at the time of restructuring. On June 30, 2012, Manx reassigned our investments in Coalbed and AEH to Wolf, a newly-formed, separately owned holding company. We continue to fully reserve any income accrued for Manx. During the quarter ended June 30, 2013, we determined that the impairment of Manx was other-than-temporary and recorded a realized loss of $9,397 for the amount that the amortized cost exceeded the fair value. The Board of Directors set the fair value of our investment in Manx at zero and $346 as of December 31, 2013 and June 30, 2013, respectively.

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

(19)

On December 31, 2009, we sold our investment in Aylward Enterprises, LLC. AWCNC, LLC is the remaining holding company with zero assets. Our remaining outstanding debt after the sale was written off on December 31, 2009 and no value has been assigned to the equity position as of December 31, 2013 and June 30, 2013.

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

(24)

On May 6, 2011, we made a secured first lien $24,250 debt investment to NMMB Acquisition, Inc., a $2,800 secured debt and $4,400 equity investment to NMMB Holdings, Inc. We owned 100% of the Series A Preferred Stock in NMMB Holdings, Inc. NMMB Holdings, Inc. owned 100% of the Convertible Preferred in NMMB Acquisition, Inc. On December 13, 2013, we provided $8,086 in preferred equity for the recapitalization of NMMB Holdings, Inc. After the restructuring, we received repayment of $2,800 secured debt outstanding. NMMB Holdings, Inc. now owns 7,200 shares (or 53.6%) of Series A Convertible Preferred Stock of NMMB Acquisition, Inc. and 5,286 shares (or 39.3%) of Series B Convertible Preferred Stock of NMMB Acquisition, Inc.  Our fully diluted ownership in NMMB Holdings, Inc. is 100% as of December 31, 2013 and June 30, 2013. Our fully diluted ownership in NMMB Acquisition, Inc. is 89.8% and 83.5% as of December 31, 2013 and June 30, 2013, respectively.

(25)

Undrawn committed revolvers to our portfolio companies incur commitment and unused fees ranging from 0.00% to 2.00%. As of December 31, 2013 and June 30, 2013, we had $200,990 and $202,518 of undrawn revolver commitments to our portfolio companies, respectively.

(26)

Stated interest rates are based on December 31, 2013 and June 30, 2013 one month or three month Libor rates plus applicable spreads based on the respective credit agreements. Interest rates are subject to change based on actual elections by the borrower for a Libor rate contract or Base Rate contract when drawing on the revolver.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
December 31, 2013 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

Endnote Explanations for the Consolidated Schedules of Investments as of December 31, 2013 and June 30, 2013 (Continued)

(27)

On July 30, 2010, we made a secured first lien $30,000 debt investment to AIRMALL USA, Inc., a $12,500 secured second lien to AMU Holdings, Inc., and acquired 100% of the Convertible Preferred Stock and Common stock of AMU Holdings, Inc. Our Convertible Preferred Stock in AMU Holdings, Inc. has a 12.0% dividend rate which is paid from the dividends received from the underlying operating company, AIRMALL USA, Inc. AMU Holdings, Inc. owns 100% of the common stock in AIRMALL USA, Inc. On December 4, 2013, we sold a $972 participation in both debt investments, equal to 2% of the outstanding principal amount of loans on that date. As of December 31, 2013, we own 98% of convertible preferred and common equity securities.

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

(32)

Our wholly-owned entity, APH Property Holdings, LLC (“APH”), owns 100% of the common equity of American Property Holdings Corp., a REIT which holds investments in several real estate properties. See Note 3 for further discussion of the properties.

(33)	Our wholly-owned entity, CCPI Holdings, Inc., owns 95.13% of CCPI Inc., the operating company.

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

(39)	Wind River Resources Corporation and Wind River II Corporation are joint borrowers on our senior secured loan.

(40)

Our wholly-owned entity, NPH Property Holdings, LLC (“NPH”), owns 100% of the common equity of National Property Holdings Corp., a REIT which holds investments in several real estate properties, and 100% of the membership interests of NPH Property Holdings II, LLC, a peer-to-peer lending company. See Note 3 for further discussion of the properties.

(41)

Our wholly-owned entity, UPH Property Holdings, LLC (“UPH”), owns 100% of the common equity of United Property Holdings Corp., a REIT which holds investments in several real estate properties. See Note 3 for further discussion of the properties.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
December 31, 2013 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

Endnote Explanations for the Consolidated Schedules of Investments as of December 31, 2013 and June 30, 2013 (Continued)

(42)

As defined in the 1940 Act, we are deemed to be an “Affiliated Company” of and “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities and we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Our transactions with these portfolio companies during the six months ended December 31, 2013 are as follows:

Company	Purchases	Redemptions	Sales	Interest income	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
AIRMALL USA, Inc.	$7,600	$(299)	$(972)	$3,111	$12,000	$—	$—	$(11,511)
Ajax Rolled Ring & Machine, Inc.	25,000	(20,208)	—	2,082	—	50	—	(19,956)
APH Property Holdings, LLC	155,464	(118,186)*	—	9,182	—	4,945	—	—
AWCNC, LLC	—	—	—	—	—	—	—	—
Borga, Inc.	—	—	—	—	—	—	—	(112)
CCPI Holdings, Inc.	—	(226)	—	1,660	—	71	—	5,725
CP Holdings of Delaware LLC	113,501	(100)	—	5,756	—	1,864	—	5,727
Credit Central Holdings of Delaware, LLC	—	—	—	3,914	3,000	233	—	784
Energy Solutions Holdings, Inc.	16,496	(8,500)	—	6,033	—	2,480	496	(1,142)
First Tower Holdings of Delaware, LLC	10,000	—	—	27,074	—	9,381	—	14,427
Gulf Coast Machine & Supply Company	28,450	(26,213)	—	349	—	—	—	(2,821)
The Healing Staff, Inc.	—	—	—	—	—	5,000	—	—
Manx Energy, Inc.	—	(275)	—	—	—	—	—	(71)
MITY Holdings of Delaware Inc.	47,985	—	—	1,718	—	1,049	—	—
Nationwide Acceptance Holdings, LLC	—	—	—	2,178	—	1,685	—	1,739
NMMB Holdings, Inc.	8,086	(8,086)	—	1,297	—	—	—	(1,982)
NPH Property Holdings, LLC	10,620	95,624*	—	6	—	319	—	—
R-V Industries, Inc.	—	—	—	1,639	952	—	—	(388)
UPH Property Holdings, LLC	—	22,562*	—	—	—	—	—	—
Valley Electric Holdings I, Inc.	—	(100)	—	3,720	—	72	—	(16,287)
Wolf Energy Holdings, Inc.	—	—	—	—	—	—	—	(386)
Total	$423,202	$(64,007)	$(972)	$69,719	$15,952	$27,149	$496	$(26,254)

*	These amounts represent the investments transferred from APH to NPH and UPH, respectively.

(43)

As defined in the 1940 Act, we are deemed to be an “Affiliated Company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities and we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Our transactions with these portfolio companies during the six months ended December 31, 2013 are as follows:

Company	Purchases	Redemptions	Sales	Interest income	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
BNN Holdings Corp. (f/k/a Biotronic NeuroNetwork)	$—	$(300)	$—	$1,507	$—	$—	$—	$(1,091)
Boxercraft Incorporated	—	(100)	—	1,388	—	7	—	(4,163)
Smart, LLC	—	—	—	—	—	—	—	1,602
Total	$—	$(400)	$—	$2,895	$—	$7	$—	$(3,652)

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
December 31, 2013 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

Endnote Explanations for the Consolidated Schedules of Investments as of December 31, 2013 and June 30, 2013 (Continued)

(44)

As defined in the 1940 Act, we are deemed to be an “Affiliated Company” of and “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities and we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Our transactions with these portfolio companies during the year ended June 30, 2013 are as follows:

Company	Purchases	Redemptions	Sales	Interest income	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
AIRMALL USA, Inc.	$—	$(600)	$—	$5,822	$—	$—	$—	$7,266
Ajax Rolled Ring & Machine, Inc.	23,300	(19,065)	—	5,176	—	155	—	(17,208)
APH Property Holdings, LLC	151,648	—	—	2,898	—	4,650	—	—
AWCNC, LLC	—	—	—	—	—	—	—	—
Borga, Inc.	150	—	—	—	—	—	—	(232)
CCPI Holdings, Inc.	34,081	(338)	—	1,792	—	607	—	—
Credit Central Holdings of Delaware, LLC	47,663	—	—	3,893	—	1,680	—	2,799
Energy Solutions Holdings, Inc.	—	(28,500)	(475)	24,809	53,820	—	—	(71,198)
First Tower Holdings of Delaware, LLC	20,000	—	—	52,476	—	2,426	—	(9,869)
The Healing Staff, Inc.	975	—	(894)	2	—	—	(12,117)	12,117
Manx Energy, Inc.	—	—	—	—	—	—	(9,397)	18,865
Nationwide Acceptance Holdings, LLC	25,151	—	—	1,787	—	884	—	—
NMMB Holdings, Inc.	—	—	(5,700)	3,026	—	—	—	(5,903)
R-V Industries, Inc.	32,750	—	—	781	24,462	143	—	1,463
Valley Electric Holdings I, Inc.	52,098	—	(100)	3,511	—	1,325	—	—
Wolf Energy Holdings, Inc.	50	—	—	452	—	4,951	11,826	(3,092)
Total	$387,866	$(48,503)	$(7,169)	$106,425	$78,282	$16,821	$(9,688)	$(64,992)

(45)

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

Company	Purchases	Redemptions	Sales	Interest income	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
BNN Holdings Corp. (f/k/a Biotronic NeuroNetwork)	$30,000	$(26,677)	$—	$3,159	$—	$623	$—	$672
Boxercraft Incorporated	—	—	—	3,356	—	—	—	(9,413)
Smart, LLC	—	—	—	—	728	—	—	108
Total	$30,000	$(26,677)	$—	$6,515	$728	$623	$—	$(8,633)

PROSPECT CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013
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

Reclassifications

Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompany notes to conform to the presentation as of and for the three and six months ended December 31, 2013.

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

Basis of Consolidation

Under the 1940 Act, the regulations pursuant to Article 6 of Regulation S-X and ASC 946, Financial Services—Investment Companies (“ASC 946”), we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to us. Our consolidated financial statements include our accounts and the accounts of PCF, our only wholly-owned, closely-managed subsidiary that is also an investment company. All intercompany balances and transactions have been eliminated in consolidation.

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

Liquidity Risk

Liquidity risk represents the possibility that we may not be able to rapidly adjust the size of our investment positions in times of high volatility and financial stress at a reasonable price.

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

Investments are valued utilizing a yield analysis, enterprise value (“EV”) analysis, net asset value analysis, liquidation analysis, discounted cash flow analysis, or a combination of methods, as appropriate. The yield analysis uses loan spreads and other relevant information implied by market data involving identical or comparable assets or liabilities. Under the enterprise value analysis, the enterprise value of a portfolio company is first determined and allocated over the portfolio company’s securities in order of their preference relative to one another (i.e., “waterfall” allocation). To determine the enterprise value, we typically use a market multiples approach that considers relevant and applicable market trading data of guideline public companies, transaction metrics from precedent M&A transactions and/or a discounted cash flow analysis. The net asset value analysis is used to derive a value of an underlying investment (such as real estate property) by dividing a relevant earnings stream by an appropriate capitalization rate. For this purpose, we consider capitalization rates for similar properties as may be obtained from guideline public companies and/or relevant transactions. The liquidation analysis is intended to approximate the net recovery value of an investment based on, among other things, assumptions regarding liquidation proceeds based on a hypothetical liquidation of a portfolio company’s assets. The discounted cash flow analysis uses valuation techniques to convert future cash flows or earnings to a range of fair values from which a single estimate may be derived utilizing an appropriate discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts.

In applying these methodologies, additional factors that we consider in fair value pricing our investments may include, as we deem relevant: security covenants, call protection provisions, and information rights; the nature and realizable value of any collateral; the portfolio company’s ability to make payments; the principal markets in which the portfolio company does business; publicly available financial ratios of peer companies; the principal market; and enterprise values, among other factors.

Our investments in CLOs are classified as ASC 820 Level 3 securities, and are valued using a dynamic discounted cash flow model, where the projected future cash flow is estimated using Monte Carlo simulation techniques. The valuations have been accomplished through the analysis of the CLO deal structures to identify the risk exposures from the modeling point of view. For each CLO security, the most appropriate valuation approach has been chosen from alternative approaches to ensure the most accurate valuation for such security. To value a CLO, both the assets and the liabilities of the CLO capital structure are modeled. We use a waterfall engine to store the collateral data, generate numerous collateral cash flows from the assets based on various assumptions for the risk factors, and distribute the cash flow to the liability structure based on the payment priorities, and discount them back using current market discount rates to the various cash flows along each simulation path. The main risk factors are: default risk, interest rate risk, downgrade risk, and credit spread risk.

Valuation of Other Financial Assets and Financial Liabilities

The Fair Value Option within ASC 825, Financial Instruments, specifically ASC 825-10-25, permits an entity to elect fair value as the initial and subsequent measurement attribute for eligible assets and liabilities for which the assets and liabilities are measured using another measurement attribute. For our non-investment assets and liabilities, we have elected not to value them at fair value as would be permitted by ASC 825-10-25.

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

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of such purchase discounts or amortization of premiums is calculated by the effective interest method as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as interest income. The purchase discount for portfolio investments acquired from Patriot Capital Funding, Inc. (“Patriot”) was determined based on the difference between par value and fair value as of December 2, 2009, and continues to accrete until maturity or repayment of the respective loans (see Note 3).

Interest income from investments in the “equity” class of security of CLO funds (typically income notes or subordinated notes) is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows in accordance with ASC 325-40, Beneficial Interests in Securitized Financial Assets. We monitor the expected cash inflows from our CLO equity investments, including the expected residual payments, and the effective yield is determined and updated periodically.

Dividend income is recorded on the ex-dividend date.

Structuring fees and similar fees are recognized as income as earned, usually when paid. Structuring fees, excess deal deposits, net profits interests and overriding royalty interests are included in other income.

Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, are likely to remain current. As of December 31, 2013, approximately 0.3% of our total assets are in non-accrual status.

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

If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. For the calendar year ended December 31, 2012, we elected to retain a portion of our annual taxable income and have paid $4,500 for the excise tax due with the filing of the return. As of December 31, 2013, we have $4,000 accrued as an estimate of the excise tax due for continuing to retain a portion of our annual taxable income for the calendar year ending December 31, 2013.

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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of December 31, 2013 and for the three and six months then ended, we did not have a liability for any unrecognized tax benefits. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2009 remain subject to examination by the Internal Revenue Service.

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

We record registration expenses related to shelf filings as prepaid assets. These expenses consist principally of Securities and Exchange Commission (“SEC”) registration fees, legal fees and accounting fees incurred. These prepaid assets are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed.

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

Per Share Information

Net increase or decrease in net assets resulting from operations per common share is calculated using the weighted average number of common shares outstanding for the period presented. In accordance with ASC 946, convertible securities are not considered in the calculation of net asset value per share.

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

Note 3. Portfolio Investments

At December 31, 2013, we had investments in 130 long-term portfolio investments, which had an amortized cost of $4,976,354 and a fair value of $4,886,020 and at June 30, 2013, we had investments in 124 long-term portfolio investments, which had an amortized cost of $4,255,778 and a fair value of $4,172,852.

The original cost basis of debt placements and equity securities acquired, including follow-on investments for existing portfolio companies, totaled $1,164,500 and $1,520,062 during the six months ended December 31, 2013 and December 31, 2012, respectively. Debt repayments and proceeds from sales of equity securities of approximately $419,405 and $507,392 were received during the six months ended December 31, 2013 and December 31, 2012, respectively.

As of December 31, 2013, we own controlling interests in AIRMALL USA, Inc. (“AIRMALL”), Ajax Rolled Ring & Machine, Inc., APH Property Holdings, LLC (“APH”), AWCNC, LLC, Borga, Inc. (“Borga”), CCPI Holdings, Inc. (“CCPI”), CP Holdings of Delaware LLC (“CP Holdings”), Credit Central Holdings of Delaware, LLC (“Credit Central”), Energy Solutions Holdings, Inc. (f/k/a Gas Solutions Holdings, Inc.) (“Energy Solutions”), First Tower Holdings of Delaware, LLC (“First Tower”), Gulf Coast Machine & Supply Company (“Gulf Coast”), The Healing Staff, Inc. (“THS”), Manx Energy, Inc. (“Manx”), MITY Holdings of Delaware Inc., Nationwide Acceptance Holdings, LLC, NMMB Holdings, Inc., NPH Property Holdings, LLC (“NPH”), R-V Industries, Inc. (“R-V”), UPH Property Holdings, LLC, Valley Electric Holdings I, Inc. (“Valley Electric”) and Wolf Energy Holdings, Inc. (“Wolf”). We also own an affiliated interest in BNN Holdings Corp. (f/k/a Biotronic NeuroNetwork), Boxercraft Incorporated and Smart, LLC.

The composition of our investments and money market funds as of December 31, 2013 and June 30, 2013 at cost and fair value was as follows:

	December 31, 2013		June 30, 2013
	Cost	Fair Value	Cost	Fair Value
Revolving Line of Credit	$12,595	$11,974	$9,238	$8,729
Senior Secured Debt	2,746,971	2,682,361	2,262,327	2,207,091
Subordinated Secured Debt	1,012,293	980,206	1,062,386	1,024,901
Subordinated Unsecured Debt	99,933	100,000	88,470	88,827
CLO Debt	27,889	33,466	27,667	28,589
CLO Residual Interest	821,653	864,618	660,619	658,086
Equity	255,020	213,395	145,071	156,629
Total Investments	4,976,354	4,886,020	4,255,778	4,172,852
Money Market Funds	220,850	220,850	143,262	143,262
Total Investments and Money Market Funds	$5,197,204	$5,106,870	$4,399,040	$4,316,114

The fair values of our investments and money market funds as of December 31, 2013 disaggregated into the three levels of the ASC 820 valuation hierarchy are as follows:

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Investments at fair value
Revolving Line of Credit	$—	$—	$11,974	$11,974
Senior Secured Debt	—	—	2,682,361	2,682,361
Subordinated Secured Debt	—	—	980,206	980,206
Subordinated Unsecured Debt	—	—	100,000	100,000
CLO Debt	—	—	33,466	33,466
CLO Residual Interest	—	—	864,618	864,618
Equity	166	—	213,229	213,395
Total Investments	166	—	4,885,854	4,886,020
Money Market Funds	—	220,850	—	220,850
Total Investments and Money Market Funds	$166	$220,850	$4,885,854	$5,106,870

	Fair Value Hierarchy

	Level 1	Level 2	Level 3	Total

Investments at fair value
Control investments	$—	$—	$1,163,300	$1,163,300
Affiliate investments	—	—	38,880	38,880
Non-control/non-affiliate investments	166	—	3,683,674	3,683,840
Total Investments	166	—	4,885,854	4,886,020
Money Market Funds	—	220,850	—	220,850
Total Investments and Money Market Funds	$166	$220,850	$4,885,854	$5,106,870

The fair values of our investments and money market funds as of June 30, 2013 disaggregated into the three levels of the ASC 820 valuation hierarchy are as follows:

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Investments at fair value
Revolving Line of Credit	$—	$—	$8,729	$8,729
Senior Secured Debt	—	—	2,207,091	2,207,091
Subordinated Secured Debt	—	—	1,024,901	1,024,901
Subordinated Unsecured Debt	—	—	88,827	88,827
CLO Debt	—	—	28,589	28,589
CLO Residual Interest	—	—	658,086	658,086
Equity	112	—	156,517	156,629
Total Investments	112	—	4,172,740	4,172,852
Money Market Funds	—	143,262	—	143,262
Total Investments and Money Market Funds	$112	$143,262	$4,172,740	$4,316,114

	Fair Value Hierarchy

	Level 1	Level 2	Level 3	Total

Investments at fair value
Control investments	$—	$—	$811,634	$811,634
Affiliate investments	—	—	42,443	42,443
Non-control/non-affiliate investments	112	—	3,318,663	3,318,775
Total Investments	112	—	4,172,740	4,172,852
Money Market Funds	—	143,262	—	143,262
Total Investments and Money Market Funds	$112	$143,262	$4,172,740	$4,316,114

The aggregate values of Level 3 portfolio investments changed during the six months ended December 31, 2013 as follows:

	Fair Value Measurements Using Unobservable Inputs (Level 3)

	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total

Fair value as of June 30, 2013	$811,634	$42,443	$3,318,663	$4,172,740
Total realized gain (loss), net	496	—	(2,404)	(1,908)
Change in unrealized (depreciation) appreciation	(26,254)	(3,652)	22,443	(7,463)
Net realized and unrealized (loss) gain	(25,758)	(3,652)	20,039	(9,371)
Purchases of portfolio investments	423,202	—	731,950	1,155,152
Payment-in-kind interest	6,699	89	3,057	9,845
Accretion (amortization) of discounts and premiums	—	400	(23,533)	(23,133)
Repayments and sales of portfolio investments	(65,475)	(400)	(353,504)	(419,379)
Transfers within Level 3(1)	12,998	—	(12,998)	—
Transfers in (out) of Level 3(1)	—	—	—	—
Fair value as of December 31, 2013	$1,163,300	$38,880	$3,683,674	$4,885,854

	Fair Value Measurements Using Unobservable Inputs (Level 3)

	Revolver	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	CLO Debt	CLO Residual Interest	Equity	Total
Fair value as of June 30, 2013	$8,729	$2,207,091	$1,024,901	$88,827	$28,589	$658,086	$156,517	$4,172,740
Total realized (loss) gain, net	-	93	(7,062)	-	-	1,183	3,878	(1,908)
Change in unrealized (depreciation) appreciation	(112)	(9,375)	5,402	(290)	4,656	45,494	(53,238)	(7,463)
Net realized and unrealized (loss) gain	(112)	(9,282)	(1,660)	(290)	4,656	46,677	(49,360)	(9,371)
Purchases of portfolio investments	9,500	688,071	141,719	-	-	205,720	110,142	1,155,152
Payment-in-kind interest	-	7,889	1,619	336	-	1	-	9,845
Accretion (amortization) of discounts and premiums	-	524	912	6	221	(24,796)	-	(23,133)
Repayments and sales of portfolio investments	(6,143)	(211,932)	(117,285)	(58,879)	-	(21,070)	(4,070)	(419,379)
Transfers within Level 3(1)	-	-	(70,000)	70,000	-	-	-	-
Transfers in (out) of Level 3(1)	-	-	-	-	-	-	-	-
Fair value as of December 31, 2013	$11,974	$2,682,361	$980,206	$100,000	$33,466	$864,618	$213,229	$4,885,854

(1)          Transfers are assumed to have occurred at the beginning of the period.

The aggregate values of Level 3 portfolio investments changed during the six months ended December 31, 2012 as follows:

	Fair Value Measurements Using Unobservable Inputs (Level 3)

	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total

Fair value as of June 30, 2012	$564,489	$46,116	$1,483,487	$2,094,092
Total realized (loss) gain, net	(12,198)	—	5,727	(6,471)
Change in unrealized depreciation	(63,454)	(2,279)	(7,400)	(73,133)
Net realized and unrealized loss	(75,652)	(2,279)	(1,673)	(79,604)
Purchases of portfolio investments	184,343	30,000	1,301,671	1,516,014
Payment-in-kind interest	44	360	3,644	4,048
Amortization of discounts and premiums	—	446	10,976	11,422
Repayments and sales of portfolio investments	(23,844)	(26,377)	(457,048)	(507,269)
Transfers within Level 3(1)	—	—	—	—
Transfers in (out) of Level 3(1)	—	—	—	—
Fair value as of December 31, 2012	$649,380	$48,266	$2,341,057	$3,038,703

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Revolver	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	CLO Debt	CLO Residual Interest	Equity	Total
Fair value as of June 30, 2012	$868	$1,093,019	$475,147	$73,195	$27,717	$218,009	$206,137	$2,094,092
Total realized (loss) gain, net	-	-	(11,520)	-	-	-	5,049	(6,471)
Change in unrealized (depreciation) appreciation	(46)	(8,215)	10,816	(39)	1,470	(702)	(76,417)	(73,133)
Net realized and unrealized (loss) gain	(46)	(8,215)	(704)	(39)	1,470	(702)	(71,368)	(79,604)
Purchases of portfolio investments	7,150	734,016	460,610	99,000	-	182,522	32,716	1,516,014
Payment-in-kind interest	-	618	1,843	1,587	-	-	-	4,048
Amortization of discounts and premiums	-	1,169	1,792	38	202	8,221	-	11,422
Repayments and sales of portfolio investments	(1,100)	(312,476)	(182,857)	-	-	-	(10,836)	(507,269)
Transfers within Level 3(1)	-	-	-	-	-	-	-	-
Transfers in (out) of Level 3(1)	-	-	-	-	-	-	-	-
Fair value as of December 31, 2012	$6,872	$1,508,131	$755,831	$173,781	$29,389	$408,050	$156,649	$3,038,703

(1)          Transfers are assumed to have occurred at the beginning of the period.

For the six months ended December 31, 2013 and 2012, the net change in unrealized depreciation on the investments that use Level 3 inputs was $29,324 and $67,286 for assets still held as of December 31, 2013 and 2012, respectively.

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of December 31, 2013 were as follows:

			Unobservable Input

Asset Category	Fair Value	Primary Valuation Technique	Input	Range	Weighted Average
Senior Secured	$1,779,254	Yield Analysis	Market Yield	5.7%-22.7%	10.7%
Senior Secured	641,938	EV Analysis	EBITDA Multiple	3.0x-9.6x	6.4x
Senior Secured	268,626	Net Asset Value Analysis	Capitalization Rate	4.9%-10.1%	7.0%
Senior Secured	4,517	Liquidation Analysis	N/A	N/A	N/A
Subordinated Secured	927,758	Yield Analysis	Market Yield	8.1%-20.0%	11.7%
Subordinated Secured	52,448	EV Analysis	EBITDA Multiple	4.7x-7.0x	5.9x
Subordinated Unsecured	100,000	Yield Analysis	Market Yield	6.1%-15.2%	12.7%
CLO Debt	33,466	Discounted Cash Flow	Discount Rate	4.0%-6.0%	4.9%
CLO Residual Interest	864,618	Discounted Cash Flow	Discount Rate	9.0%-24.0%	17.0%
Equity	211,287	EV Analysis	EBITDA Multiple	0.0x-9.6x	4.1x
Escrow	1,942	Discounted Cash Flow	Discount Rate	6.8%-7.9%	7.4%
Total	$4,885,854

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2013 were as follows:

			Unobservable Input

Asset Category	Fair Value	Primary Valuation Technique	Input	Range	Weighted Average
Senior Secured	$1,616,485	Yield Analysis	Market Yield	5.7%-20.8%	10.8%
Senior Secured	468,082	EV Analysis	EBITDA Multiple	3.3x-8.8x	6.7x
Senior Secured	5,361	Liquidation Analysis	N/A	N/A	N/A
Senior Secured	125,892	Net Asset Value Analysis	Capitalization Rate	5.0%-10.0%	7.5%
Subordinated Secured	962,702	Yield Analysis	Market Yield	7.7%-19.8%	11.6%
Subordinated Secured	62,199	EV Analysis	EBITDA Multiple	3.3x-7.0x	4.4x
Subordinated Unsecured	69,127	Yield Analysis	Market Yield	6.1%-14.6%	10.7%
Subordinated Unsecured	19,700	EV Analysis	EBITDA Multiple	5.5x-6.5x	6.0x
CLO Debt	28,589	Discounted Cash Flow	Discount Rate	12.1%-20.1%	15.7%
CLO Residual Interest	658,086	Discounted Cash Flow	Discount Rate	11.3%-19.8%	15.3%
Equity	151,855	EV Analysis	EBITDA Multiple	0.1x-8.8x	3.9x
Escrow	4,662	Discounted Cash Flow	Discount Rate	6.5%-7.0%	6.8%
Total	$4,172,740

In determining the range of value for debt instruments except CLOs, management and the independent valuation firms generally estimate corporate and security credit ratings and identify corresponding yields to maturity for each loan from relevant market data. A discounted cash flow analysis was then prepared using the appropriate yield to maturity as the discount rate, to determine ranges of value. For non-traded equity investments, the enterprise value was determined by applying earnings before income tax, depreciation and amortization (“EBITDA”) multiples for similar recent investment sales. For stressed equity investments, a liquidation analysis was prepared.

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

The significant unobservable input used to value our investments based on the yield analysis and discounted cash flow analysis, is the market yield (or applicable discount rate) used to discount the estimated future cash flows expected to be received from the underlying investment, which includes both future principal and interest payments. Significant increases or decreases in the discount rate would result in a decrease or increase, respectively, in the fair value measurement. Included in the consideration and selection of discount rates are the following factors: risk of default, rating of the investment and comparable company investments, and call provisions.

The significant unobservable inputs used to value our investments based on the enterprise value analysis may include market multiples of specified financial measures such as EBITDA of identified guideline public companies, implied valuation multiples from precedent M&A transactions, and/or discount rates applied in a discounted cash flow analysis. The independent valuation firm identifies a population of publicly traded companies with similar operations and key attributes to that of the portfolio company. Using valuation and operating metrics of these guideline public companies and/or as implied by relevant precedent transactions, a range of multiples of enterprise value to the latest twelve months EBITDA, or other measure, is typically calculated. The independent valuation firm utilizes the determined multiples to estimate the portfolio company’s enterprise value based on, generally, the latest twelve months EBITDA of the portfolio company (or other meaningful measure). Significant increases or decreases in the multiple may result in an increase or decrease, respectively, in enterprise value, which may increase or decrease the fair value estimate of the debt and/or equity investment, as applicable. In certain instances, a discounted cash flow analysis may be considered in estimating enterprise value, in which case, discount rates based on a weighted average cost of capital and application of the Capital Asset Pricing Model may be utilized.

The significant unobservable input used to value our investments based on the net asset value analysis is the capitalization rate applied to earnings measure of the underlying property. Significant increases or decreases in the discount rate would result in a decrease or increase, respectively, in the fair value measurement.

Changes in market yields, discount rates or EBITDA multiples, each in isolation, may change the fair value of certain of our investments. Generally, an increase in market yields, discount rates or capitalization rate, or decrease in EBITDA multiples, may result in a decrease in the fair value of certain of our investments.

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

During the six months ended December 31, 2013, the valuation methodology for Gulf Coast changed to incorporate an enterprise value analysis in place of the yield analysis used in previous periods. Management adopted the enterprise value analysis due to a deterioration in operating results and resulting foreclosure culminating in our obtaining majority voting control of the company. As a result of this change, and in recognition of recent company performance and current market conditions, we decreased the fair value of our investment in Gulf Coast to $12,414 as of December 31, 2013, a discount of $31,036 to its amortized cost, compared to the $9,241 unrealized depreciation recorded at June 30, 2013.

During the six months ended December 31, 2013, the valuation methodology for ICON Health & Fitness, Inc. (“ICON”) changed to incorporate weighted broker quotes in addition to the yield analysis and enterprise value analysis used in previous periods. Management considered weighted broker quotes because they are representative of sufficient liquidity to provide an indication of value. As a result of this change, and in recognition of recent company performance and current market conditions, we increased the fair value of our investment in ICON to $38,790 as of December 31, 2013, a discount of $4,493 to its amortized cost, compared to the $9,381 unrealized depreciation recorded at June 30, 2013.

During the year ended June 30, 2013, we provided $125,892 and $26,648 of debt and equity financing, respectively, to APH for the acquisition of various real estate properties. During the six months ended December 31, 2013, we provided

$129,850 and $25,614 of debt and equity financing, respectively, to APH for the acquisition of certain properties. In December 2013, American Property Holdings Corp. (“APHC”), a wholly-owned subsidiary of APH, distributed its investments in fourteen properties: eight to National Property Holdings Corp. (“NPHC”); and six to United Property Holdings Corp. (“UPHC”), two newly formed REIT holding companies which are discussed below. The investments transferred consisted of $98,164 and $20,022 of debt and equity financing, respectively. There was no gain or loss realized on these transactions.

As of December 31, 2013, APHC’s real estate portfolio was comprised of 12 properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties:

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Abbington Pointe	Marietta, GA	12/28/2012	$23,500	$15,275
2	Amberly Place	Tampa, FL	1/17/2013	63,400	39,600
3	Lofton Place	Tampa, FL	4/30/2013	26,000	16,965
4	Vista at Palma Sola	Bradenton, FL	4/30/2013	27,000	17,550
5	Arlington Park	Marietta, GA	5/8/2013	14,850	9,650
6	The Resort	Pembroke Pines, FL	6/24/2013	225,000	157,500
7	Inverness Lakes(1)	Mobile, AL	11/15/2013	29,600	19,400
8	Kings Mill Apartments(1)	Pensacola, FL	11/15/2013	20,750	13,622
9	Crestview at Oakleigh(1)	Pensacola, FL	11/15/2013	17,500	11,488
10	Plantations at Pine Lake(1)	Tallahassee, FL	11/15/2013	18,000	11,817
11	Cordova Regency(1)	Pensacola, FL	11/15/2013	13,750	9,026
12	Verandas at Rocky Ridge(1)	Birmingham, AL	11/15/2013	15,600	10,205
				$494,950	$332,098

(1)          These properties comprise the Gulf Coast Portfolio.

During the six months ended December 31, 2013, we provided $8,800 and $1,820 of debt and equity financing, respectively, to NPH for the acquisition of certain properties. The eight investments transferred to NPHC from APHC consisted of $79,309 and $16,315 of debt and equity financing, respectively. There was no gain or loss realized on these transactions.

As of December 31, 2013, NPHC’s real estate portfolio was comprised of nine properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties:

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	146 Forest Parkway	Forest Park, GA	10/24/2012	$7,400	$—
2	Bexley	Marietta, GA	11/1/2013	30,600	22,497
3	St. Marin(1)	Coppell, TX	11/19/2013	73,078	53,863
4	Mission Gate(1)	Plano, TX	11/19/2013	47,621	36,148
5	Vinings Corner(1)	Smyrna, GA	11/19/2013	35,691	26,640
6	Central Park(1)	Altamonte Springs, FL	11/19/2013	36,590	27,471
7	City West(1)	Orlando, FL	11/19/2013	23,562	18,533
8	Matthews Reserve(1)	Matthews, NC	11/19/2013	22,063	17,571
9	Indigo	Jacksonville, FL	12/31/2013	38,000	28,500
				$314,605	$231,223

(1)          These properties comprise the Oxford Portfolio.

The six investments transferred to UPHC from APHC consisted of $18,855 and $3,707 of debt and equity financing, respectively. There was no gain or loss realized on these transactions.

As of December 31, 2013, UPHC’s real estate portfolio was comprised of six properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties:

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Eastwood Village(1)	Stockbridge, GA	12/12/2013	$25,957	$19,785
2	Monterey Village(1)	Jonesboro, GA	12/12/2013	11,501	9,193
3	Hidden Creek(1)	Morrow, GA	12/12/2013	5,098	3,619
4	Meadow Springs(1)	College Park, GA	12/12/2013	13,116	10,180
5	Meadow View(1)	College Park, GA	12/12/2013	14,354	11,141
6	Peachtree Landing(1)	Fairburn, GA	12/12/2013	17,224	13,575
				$87,250	$67,493

(1)          These properties comprise the Stonemark Portfolio.

On January 4, 2012, Energy Solutions sold its gas gathering and processing assets (“Gas Solutions”) for a sale price of $199,805, adjusted for the final working capital settlement, including a potential earnout of $28,000 that may be paid based on the future performance of Gas Solutions. Through December 31, 2013, we have not accrued income for any portion of the $28,000 potential payment. After expenses, including structuring fees of $9,966 paid to us, Energy Solutions received $158,687 in cash. The sale of Gas Solutions by Energy Solutions resulted in significant earnings and profits, as defined by the Internal Revenue Code, at Energy Solutions for calendar year 2012. As a result, distributions from Energy Solutions to us were required to be recognized as dividend income, in accordance with ASC 946, as cash distributions were received from Energy Solutions, to the extent there are current year earnings and profits sufficient to support such recognition. During the three and six months ended December 31, 2012, we received distributions of $20,570 and $53,820 from Energy Solutions which were recorded as dividend income, respectively. No such dividends were received during the three or six months ended December 31, 2013.

During the six months ended December 31, 2013, Energy Solutions repaid the remaining $8,500 of our subordinated secured debt to the company. In addition to the repayment of principal, we received $4,812 of make-whole fees for early repayment of the outstanding loan receivables, which was recorded as additional interest income during the six months ended December 31, 2013.

On November 25, 2013, we provided $13,000 in senior secured debt financing for the recapitalization of our investment in Freedom Marine Services Holdings, LLC (“Freedom Marine”), a subsidiary of Energy Solutions. The subordinated secured loan to Jettco Marine Services, LLC (“Jettco”), a subsidiary of Freedom Marine, was replaced with a senior secured note to Vessel Holdings II, LLC (“Vessel II”), a new subsidiary of Freedom Marine. On December 3, 2013, we made a $16,000 senior secured investment in Vessel Holdings III, LLC, another new subsidiary of Freedom Marine. Overall the restructuring of our investment in Freedom Marine provided approximately $16,000 net senior secured debt financing to support the acquisition of two new vessels. We received $2,480 of structuring fees from Energy Solutions related to the Freedom Marine restructuring which was recognized as other income during the six months ended December 31, 2013.

During the three months ended December 31, 2012, we determined that the impairment of Integrated Contract Solutions, Inc. (“ICS”) was other-than-temporary and recorded a realized loss of $12,198 for the amount that the amortized cost exceeded the fair market value. Our remaining investment in THS, an affiliate of ICS, was valued at zero as of December 31, 2013 and continues to provide staffing solutions for health care facilities and security staffing.

On November 30, 2012, we made a secured second lien investment of $9,500 to support the recapitalization of R-V. As part of the recapitalization, we received a dividend of $11,073 for our investment in R-V’s common stock.

On August 6, 2013, we received a distribution of $3,252 related to our investment in NRG Manufacturing, Inc. (“NRG”), for which we realized a gain of the same amount. This was a partial release of the amount held in escrow.

On October 31, 2013, we sold $18,755 of the National Bankruptcy Services, LLC loan receivable. The loan receivable was sold at a discount and we realized a loss of $7,853.

During the six months ended December 31, 2013, we provided an additional $7,600 of subordinated secured financing to AIRMALL. During the three and six months ended December 31, 2013, we received distributions of $5,000 and $12,000, respectively, from AIRMALL which were recorded as dividend income. No dividends were received from AIRMALL during the three and six months ended December 31, 2012.

During the six months ended December 31, 2013, we received an $8,000 fee from First Tower Delaware related to the renegotiation and expansion of First Tower’s revolver in December 2013 which was recorded as other income and we provided an additional $8,500 and $1,500 of senior secured first-lien and common equity financing, respectively, to First Tower Delaware.

During the three and six months ended December 31, 2013, we recognized $160 and $400, respectively, of interest income due to purchase discount accretion from the assets acquired from Patriot. No accelerated accretion was recorded during the three or six months ended December 31, 2013.

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

As of December 31, 2013, $141 of purchase discount from the assets acquired from Patriot remains to be accreted as interest income, which is expected to be amortized during the three months ending March 31, 2014.

As of December 31, 2013, $3,465,228 of our loans, at fair value, bear interest at floating rates and $3,431,762 of those loans have Libor floors ranging from 1.25% to 6.00%.

At December 31, 2013, eight loan investments were on non-accrual status: Borga, Vessel II (formerly Jettco), THS, Manx, Stryker, Wind River, Wolf and Yatesville. At June 30, 2013, eight loan investments were on non-accrual status: Borga, Jettco, THS, Manx, Stryker, Wind River, Wolf and Yatesville. Principal balances of these loans amounted to $113,708 and $106,395 as of December 31, 2013 and June 30, 2013, respectively. The fair value of these loans amounted to $16,965 and $13,810 as of December 31, 2013 and June 30, 2013, respectively. The fair values of these investments represent approximately 0.3% of our total assets as of December 31, 2013 and June 30, 2013. For the three months ended December 31, 2013 and December 31, 2012, the income foregone as a result of not accruing interest on non-accrual debt investments amounted to $5,086 and $6,629, respectively. For the six months ended December 31, 2013 and December 31, 2012, the income foregone as a result of not accruing interest on non-accrual debt investments amounted to $10,656 and $13,756, respectively.

Undrawn committed revolvers to our portfolio companies incur commitment fees ranging from 0.00% to 2.00%. As of December 31, 2013 and June 30, 2013, we have $200,990 and $202,518 of undrawn revolver commitments to our portfolio companies, respectively.

Note 4. Revolving Credit Agreements

On March 27, 2012, we closed on an expanded five-year $650,000 revolving credit facility with a syndicate of lenders through PCF (the “2012 Facility”). The lenders have extended commitments of $650,000 under the 2012 Facility as of December 31, 2013, which was increased to $712,500 in January 2014 (see Note 17). The 2012 Facility includes an accordion feature which allows commitments to be increased up to $1,000,000 in the aggregate after the 2012 Facility accordion feature was increased from $650,000 in January 2014 (see Note 17). The revolving period of the 2012 Facility extends through March 2015, with an additional two year amortization period (with distributions allowed) after the completion of the revolving period. During such two year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the two year amortization period, the remaining balance will become due, if required by the lenders.

The 2012 Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The 2012 Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the 2012 Facility. The 2012 Facility also requires the maintenance of a minimum liquidity requirement. At December 31, 2013, we were in compliance with the applicable covenants.

Interest on borrowings under the 2012 Facility is one-month Libor plus 275 basis points with no minimum Libor floor. Additionally, the lenders charge a fee on the unused portion of the 2012 Facility equal to either 50 basis points, if at least half of the credit facility is drawn, or 100 basis points otherwise. The 2012 Facility requires us to pledge assets as collateral in order to borrow under the credit facility. As of December 31, 2013 and June 30, 2013, we had $577,548 and $473,508, respectively, available to us for borrowing under the 2012 Facility, of which the amount outstanding was zero and $124,000, respectively. As additional investments that are eligible are transferred to PCF and pledged under the 2012 Facility, PCF will generate additional availability up to the current commitment amount of $712,500. At December 31, 2013, the investments used as collateral for the 2012 Facility had an aggregate fair value of $1,075,441, which represents 21.1% of our total investments and money market funds. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and as such, these investments are not available to our general creditors. The release of any assets from PCF requires the approval of the facility agent.

In connection with the origination and amendments of the 2012 Facility, we incurred $12,127 of fees, including $1,319 of fees carried over from the previous facility, which are being amortized over the term of the facility in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $5,639 remains to be amortized and is included within deferred financing costs on the Consolidated Statements of Assets and Liabilities as of December 31, 2013.

During the three months ended December 31, 2013 and December 31, 2012, we recorded $2,600 and $2,227, respectively, of interest costs, unused fees and amortization of financing costs on the 2012 Facility as interest expense. During the six months ended December 31, 2013 and December 31, 2012, we recorded $5,076 and $4,395, respectively, of interest costs, unused fees and amortization of financing costs on the 2012 Facility as interest expense.

Note 5. Senior Convertible Notes

On December 21, 2010, we issued $150,000 aggregate principal amount of senior convertible notes that mature on December 15, 2015 (the “2015 Notes”), unless previously converted or repurchased in accordance with their terms. The 2015 Notes bear interest at a rate of 6.25% per year, payable semi-annually on June 15 and December 15 of each year, beginning June 15, 2011. Total proceeds from the issuance of the 2015 Notes, net of underwriting discounts and offering costs, were $145,200.

On February 18, 2011, we issued $172,500 aggregate principal amount of senior convertible notes that mature on August 15, 2016 (the “2016 Notes”), unless previously converted or repurchased in accordance with their terms. The 2016 Notes bear interest at a rate of 5.50% per year, payable semi-annually on February 15 and August 15 of each year, beginning August 15, 2011. Total proceeds from the issuance of the 2016 Notes, net of underwriting discounts and offering costs, were $167,325. Between January 30, 2012 and February 2, 2012, we repurchased $5,000 of the 2016 Notes at a price of 97.5, including commissions. The transactions resulted in our recognizing $10 of loss in the year ended June 30, 2012.

On April 16, 2012, we issued $130,000 aggregate principal amount of senior convertible notes that mature on October 15, 2017 (the “2017 Notes”), unless previously converted or repurchased in accordance with their terms. The 2017 Notes bear interest at a rate of 5.375% per year, payable semi-annually on April 15 and October 15 of each year, beginning October 15, 2012. Total proceeds from the issuance of the 2017 Notes, net of underwriting discounts and offering costs, were $126,035.

On August 14, 2012, we issued $200,000 aggregate principal amount of senior convertible notes that mature on March 15, 2018 (the “2018 Notes”), unless previously converted or repurchased in accordance with their terms. The 2018 Notes bear interest at a rate of 5.75% per year, payable semi-annually on March 15 and September 15 of each year, beginning March 15, 2013. Total proceeds from the issuance of the 2018 Notes, net of underwriting discounts and offering costs, were $193,600.

On December 21, 2012, we issued $200,000 aggregate principal amount of senior convertible notes that mature on January 15, 2019 (the “2019 Notes”), unless previously converted or repurchased in accordance with their terms. The 2019 Notes bear interest at a rate of 5.875% per year, payable semi-annually on January 15 and July 15 of each year, beginning July 15, 2013. Total proceeds from the issuance of the 2019 Notes, net of underwriting discounts and offering costs, were $193,600.

Certain key terms related to the convertible features for the 2015 Notes, the 2016 Notes, the 2017 Notes, the 2018 Notes, and the 2019 Notes (collectively, the “Senior Convertible Notes”) are listed below.

	2015 Notes	2016 Notes	2017 Notes	2018 Notes	2019 Notes
Initial conversion rate(1)	88.0902	78.3699	85.8442	82.3451	79.7766
Initial conversion price	$11.35	$12.76	$11.65	$12.14	$12.54
Conversion rate at December 31, 2013(1)(2)	89.0157	78.5395	86.1162	82.8631	79.7885
Conversion price at December 31, 2013(2)(3)	$11.23	$12.73	$11.61	$12.07	$12.53
Last conversion price calculation date	12/21/2013	2/18/2013	4/16/2013	8/14/2013	12/21/2013
Dividend threshold amount (per share)(4)	$0.101125	$0.101150	$0.101500	$0.101600	$0.110025

(1)          Conversion rates denominated in shares of common stock per $1 principal amount of the Senior Convertible Notes converted.

(2)          Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)          The conversion price in effect at December 31, 2013 was calculated on the last anniversary of the issuance and will be adjusted again on the next anniversary, unless the exercise price shall have changed by more than 1% before the anniversary.

(4)          The conversion rate is increased if monthly cash dividends paid to common shares exceed the monthly dividend threshold amount, subject to adjustment.

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

No holder of Senior Convertible Notes will be entitled to receive shares of our common stock upon conversion to the extent (but only to the extent) that such receipt would cause such converting holder to become, directly or indirectly, a beneficial owner (within the meaning of Section 13(d) of the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder) of more than 5.0% of the shares of our common stock outstanding at such time. The 5.0% limitation shall no longer apply following the effective date of any fundamental change. We will not issue any shares in connection with the conversion or redemption of the Senior Convertible Notes which would equal or exceed 20% of the shares outstanding at the time of the transaction in accordance with NASDAQ rules.

Subject to certain exceptions, holders may require us to repurchase, for cash, all or part of their Senior Convertible Notes upon a fundamental change at a price equal to 100% of the principal amount of the Senior Convertible Notes being repurchased plus any accrued and unpaid interest up to, but excluding, the fundamental change repurchase date. In addition, upon a fundamental change that constitutes a non-stock change of control we will also pay holders an amount in cash equal to the present value of all remaining interest payments (without duplication of the foregoing amounts) on such Senior Convertible Notes through and including the maturity date.

In connection with the issuance of the Senior Convertible Notes, we incurred $27,030 of fees which are being amortized over the terms of the notes, of which $18,015 remains to be amortized and is included within deferred financing costs on the Consolidated Statements of Assets and Liabilities as of December 31, 2013.

During the three months ended December 31, 2013 and December 31, 2012, we recorded $13,360 and $10,564, respectively, of interest costs and amortization of financing costs on the Senior Convertible Notes as interest expense. During the six months ended December 31, 2013 and December 31, 2012, we recorded $26,670 and $19,230, respectively, of interest costs and amortization of financing costs on the Senior Convertible Notes as interest expense.

Note 6. Senior Unsecured Notes

On May 1, 2012, we issued $100,000 aggregate principal amount of senior unsecured notes that mature on November 15, 2022 (the “2022 Notes”). The 2022 Notes bear interest at a rate of 6.95% per year, payable quarterly on February 15, May 15, August 15 and November 15 of each year, beginning August 15, 2012. Total proceeds from the issuance of the 2022 Notes, net of underwriting discounts and offering costs, were $97,000.

On March 15, 2013, we issued $250,000 aggregate principal amount of senior unsecured notes that mature on March 15, 2023 (the “2023 Notes”). The 2023 Notes bear interest at a rate of 5.875% per year, payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2013. Total proceeds from the issuance of the 2023 Notes, net of underwriting discounts and offering costs, were $245,885.

The 2022 Notes and the 2023 Notes (collectively, the “Senior Unsecured Notes”) are direct unsecured obligations and rank equally with all of our unsecured senior indebtedness from time to time outstanding.

In connection with the issuance of the Senior Unsecured Notes, we incurred $7,364 of fees which are being amortized over the term of the notes, of which $6,732 remains to be amortized and is included within deferred financing costs on the Consolidated Statements of Assets and Liabilities as of December 31, 2013.

During the three months ended December 31, 2013 and December 31, 2012, we recorded $5,596 and $1,814, respectively, of interest costs and amortization of financing costs on the Senior Unsecured Notes as interest expense. During the six months ended December 31, 2013 and December 31, 2012, we recorded $11,173 and $3,621, respectively, of interest costs and amortization of financing costs on the Senior Unsecured Notes as interest expense.

Note 7. Prospect Capital InterNotes®

On February 16, 2012, we entered into a Selling Agent Agreement (the “Selling Agent Agreement”) with Incapital LLC, as purchasing agent for our issuance and sale from time to time of up to $500,000 of Prospect Capital InterNotes® (the “InterNotes® Offering”), which was subsequently increased to $1,000,000. Additional agents may be appointed by us from time to time in connection with the InterNotes® Offering and become parties to the Selling Agent Agreement.

These notes are direct unsecured senior obligations and rank equally with all of our unsecured senior indebtedness outstanding. Each series of notes will be issued by a separate trust. These notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.

During the six months ended December 31, 2013, we issued $238,780 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of approximately $234,239. These notes were issued with stated interest rates ranging from 4.0% to 6.75% with a weighted average rate of 5.25%. These notes mature between October 15, 2016 and October 15, 2043.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$ 5,710	4.00%	4.00%	October 15, 2016
3.5	3,149	4.00%	4.00%	April 15, 2017
4	16,545	4.00%	4.00%	November 15, 2017 – December 15, 2017
5	125,580	4.75%–5.00%	4.99%	July 15, 2018 – December 15, 2018
5.5	3,820	5.00%	5.00%	February 15, 2019
6.5	1,800	5.50%	5.50%	February 15, 2020
7	34,438	5.50%–5.75%	5.54%	June 15, 2020 – December 15, 2020
7.5	1,996	5.75%	5.75%	February 15, 2021
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	2,495	6.00%	6.00%	August 15, 2028 – November 15, 2028
18	4,062	6.00%–6.25%	6.21%	July 15, 2031 – August 15, 2031
20	2,791	6.00%	6.00%	September 15, 2033 – October 15, 2033
25	13,266	6.50%	6.50%	August 15, 2038 – December 15, 2038
30	20,150	6.50%–6.75%	6.60%	July 15, 2043 – October 15, 2043
	$ 238,780

During the six months ended December 31, 2013, we repaid $1,650 in aggregate principal amount of our Prospect Capital InterNotes® in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. Below are the Prospect Capital InterNotes® outstanding as of December 31, 2013:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$ 5,710	4.00%	4.00%	October 15, 2016
3.5	3,149	4.00%	4.00%	April 15, 2017
4	16,545	4.00%	4.00%	November 15, 2017 – December 15, 2017
5	125,580	4.75%–5.00%	4.99%	July 15, 2018 – December 15, 2018
5.5	3,820	5.00%	5.00%	February 15, 2019
6.5	1,800	5.50%	5.50%	February 15, 2020
7	229,220	4.00%–6.55%	5.40%	June 15, 2019 – December 15, 2020
7.5	1,996	5.75%	5.75%	February 15, 2021
10	18,102	3.24%–7.00%	6.55%	March 15, 2022 – April 15, 2023
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	17,495	5.00%–6.00%	5.14%	May 15, 2028 – November 15, 2028
18	26,099	4.125%–6.25%	5.48%	December 15, 2030 – August 15, 2031
20	5,897	5.625%–6.00%	5.84%	November 15, 2032 – October 15, 2033
25	13,266	6.50%	6.50%	August 15, 2038 – December 15, 2038
30	129,250	5.50%–6.75%	6.22%	November 15, 2042 – October 15, 2043
	$ 600,907

In connection with the issuance of the Prospect Capital InterNotes®, we incurred $15,868 of fees which are being amortized over the term of the notes, of which $15,084 remains to be amortized and is included within deferred financing costs on the Consolidated Statements of Assets and Liabilities as of December 31, 2013.

During the three months ended December 31, 2013 and December 31, 2012, we recorded $7,700 and $1,809, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense. During the six months ended December 31, 2013 and December 31, 2012, we recorded $13,744 and $2,679, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.

Note 8. Fair Value and Maturity of Debt Outstanding

The following table shows the Revolving Credit Facility, Senior Convertible Notes, Senior Unsecured Notes and Prospect Capital InterNotes® amounts and outstanding borrowings at December 31, 2013 and June 30, 2013:

	As of December 31, 2013		As of June 30, 2013
	Maximum Draw Amount	Amount Outstanding	Maximum Draw Amount	Amount Outstanding
Revolving Credit Facility	$650,000	$—	$552,500	$124,000
Senior Convertible Notes	847,500	847,500	847,500	847,500
Senior Unsecured Notes	347,814	347,814	347,725	347,725
Prospect Capital InterNotes®	600,907	600,907	363,777	363,777
Total	$2,446,221	$1,796,221	$2,111,502	$1,683,002

The following table shows the contractual maturity of our Revolving Credit Facility, Senior Convertible Notes, Senior Unsecured Notes and Prospect Capital InterNotes® at December 31, 2013:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$—	$—	$—	$—	$—
Senior Convertible Notes	847,500	—	317,500	330,000	200,000
Senior Unsecured Notes	347,814	—	—	—	347,814
Prospect Capital InterNotes®	600,907	—	5,710	144,588	450,609
Total Contractual Obligations	$1,796,221	$—	$323,210	$474,588	$998,423

The following table shows the contractual maturity of our Revolving Credit Facility, Senior Convertible Notes, Senior Unsecured Notes and InterNotes® at June 30, 2013:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$124,000	$—	$—	$124,000	$—
Senior Convertible Notes	847,500	—	150,000	297,500	400,000
Senior Unsecured Notes	347,725	—	—	—	347,725
Prospect Capital InterNotes®	363,777	—	—	—	363,777
Total Contractual Obligations	$1,683,002	$—	$150,000	$421,500	$1,111,502

The fair values of our financial liabilities disclosed, but not carried, at fair value as of December 31, 2013 disaggregated into the three levels of the ASC 820 valuation hierarchy are as follows:

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Revolving Credit Facility	$—	$—	$—	$—
Senior Convertible Notes(1)	—	899,713	—	899,713
Senior Unsecured Notes(1)	102,680	248,038	—	350,718
Prospect Capital InterNotes®(2)	—	594,906	—	594,906
Total	$102,680	$1,742,657	$—	$1,845,337

(1)          We use available market quotes to estimate the fair value of the Senior Convertible Notes and Senior Unsecured Notes.

(2)          The fair value of our Prospect Capital InterNotes® is estimated by discounting remaining payments using current Treasury rates.

The fair values of our financial liabilities disclosed, but not carried, at fair value as of June 30, 2013 disaggregated into the three levels of the ASC 820 valuation hierarchy are as follows:

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Revolving Credit Facility(1)	$—	$124,000	$—	$124,000
Senior Convertible Notes(2)	—	886,210	—	886,210
Senior Unsecured Notes(2)	101,800	242,013	—	343,813
Prospect Capital InterNotes®(3)	—	336,055	—	336,055
Total	$101,800	$1,588,278	$—	$1,690,078

(1)          The carrying value of our Revolving Credit Facility approximates the fair value.

(2)          We use available market quotes to estimate the fair value of the Senior Convertible Notes and Senior Unsecured Notes.

(3)          The fair value of our Prospect Capital InterNotes® is estimated by discounting remaining payments using current Treasury rates.

Note 9. Equity Offerings, Offering Expenses, and Distributions

Excluding dividend reinvestments, we issued 52,618,409 and 74,915,013 shares of our common stock during the six months ended December 31, 2013 and December 31, 2012, respectively. The proceeds raised, the related underwriting fees, the offering expenses and the prices at which these shares were issued are as follows:

Issuances of Common Stock	Number of Shares Issued	Gross Proceeds	Underwriting Fees	Offering Expenses	Average Offering Price
During the six months ended December 31, 2013:
July 5, 2013 – August 21, 2013(1)	9,818,907	$ 107,725	$902	$169	$10.97
August 2, 2013(2)	1,918,342	21,006	—	—	$10.95
August 29, 2013 – November 4, 2013(3)	24,127,242	272,114	2,703	414	$11.28
November 12, 2013 – December 31, 2013(4)	16,753,918	189,237	1,893	436	$11.30
During the six months ended December 31, 2012:
July 2, 2012 – July 12, 2012(5)	2,247,275	26,040	260	—	$11.59
July 16, 2012	21,000,000	234,150	2,100	62	$11.15
July 27, 2012	3,150,000	35,123	315	—	$11.15
September 13, 2012 – October 9, 2012(6)	8,010,357	94,610	946	638	$11.81
November 7, 2012	35,000,000	388,500	4,550	814	$11.10
December 13, 2012(2)	467,928	5,021	—	—	$10.73
December 28, 2012(2)	897,906	9,581	—	—	$10.67
December 31, 2012(2)	4,141,547	44,649	—	—	$10.78

(1)

On May 8, 2013, we established an at-the-market program through which we may sell, from time to time and at our sole discretion, 45,000,000 shares of our common stock. Through this program, we issued 9,818,907 shares of our common stock at an average price of $10.97 per share, raising $107,725 of gross proceeds, from July 5, 2013 through August 21, 2013.

(2)

On December 13, 2012, December 28, 2012, December 31, 2012, and August 2, 2013, we issued 467,928, 897,906, 4,141,547 and 1,918,342 shares of our common stock, respectively, in conjunction with investments in CCPI, Credit Central, Valley Electric and CP Holdings which are controlled portfolio companies.

(3)

On August 22, 2013, we established an at-the-market program through which we may sell, from time to time and at our sole discretion, 45,000,000 shares of our common stock. Through this program, we issued 24,127,242 shares of our common stock at an average price of $11.28 per share, raising $272,114 of gross proceeds, from August 29, 2013 through November 4, 2013.

(4)

On November 5, 2013, we established an at-the-market program through which we may sell, from time to time and at our sole discretion, 50,000,000 shares of our common stock. Through this program, we issued 16,753,918 shares of our common stock at an average price of $11.30 per share, raising $189,237 of gross proceeds, from November 12, 2013 through December 31, 2013.

(5)

On June 1, 2012, we established an at-the-market program through which we may sell, from time to time and at our sole discretion, 9,500,000 shares of our common stock. Through this program, we issued 2,247,275 shares of our common stock at an average price of $11.59 per share, raising $26,040 of gross proceeds, from July 2, 2012 through July 12, 2012.

(6)

On September 10, 2012, we established an at-the-market program through which we may sell, from time to time and at our sole discretion, 9,750,000 shares of our common stock. Through this program, we issued 8,010,357 shares of our common stock at an average price of $11.81 per share, raising $94,610 of gross proceeds, from September 13, 2012 through October 9, 2012.

Our shareholders’ equity accounts at December 31, 2013 and June 30, 2013 reflect cumulative shares issued as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters and our dividend reinvestment plan. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.

On August 24, 2011, our Board of Directors approved a share repurchase plan under which we may repurchase up to $100,000 of our common stock at prices below our net asset value. We have not made any purchases of our common stock during the period from August 24, 2011 to December 31, 2013 pursuant to this plan. Prior to any repurchase we are required to notify shareholders of our intention to purchase our common stock. This notice lasts for six months after notice is given. Our last notice was delivered with our annual proxy mailing on September 10, 2013.

On October 15, 2013, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $4,595,882 of additional debt and equity securities in the public market as of December 31, 2013.

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

During the six months ended December 31, 2013 and December 31, 2012, we issued 804,062 and 624,527 shares of our common stock, respectively, in connection with the dividend reinvestment plan.

At December 31, 2013, we have reserved 70,507,990 shares of our common stock for issuance upon conversion of the Senior Convertible Notes (see Note 5).

Note 10. Other Investment Income

Other investment income consists of structuring fees, overriding royalty interests, revenue receipts related to net profit interests, deal deposits, administrative agent fee, and other miscellaneous and sundry cash receipts. Income from such sources for the three and six months ended December 31, 2013 and December 31, 2012 were as follows:

	For The Three Months Ended December 31,		For The Six Months Ended December 31,
Income Source	2013	2012	2013	2012
Structuring, advisory and amendment fees (Note 3)	$20,721	$15,697	$29,799	$24,657
Recovery of legal costs from prior periods from legal settlement	—	—	5,000	—
Overriding royalty interests	1,273	1,326	2,612	1,340
Administrative agent fee	101	191	208	335
Other Investment Income	$22,095	$17,214	$37,619	$26,332

Note 11. Net Increase in Net Assets per Common Share

The following information sets forth the computation of net increase in net assets resulting from operations per common share for the three and six months ended December 31, 2013 and December 31, 2012, respectively.

	For The Three Months Ended December 31,		For The Six Months Ended December 31,
	2013	2012	2013	2012
Net increase in net assets resulting from operations	$ 85,362	$ 46,489	$ 165,262	$ 93,738
Weighted average common shares outstanding	287,016,433	195,585,502	272,550,293	179,039,198
Net increase in net assets resulting from operations per common share	$ 0.30	$ 0.24	$ 0.61	$ 0.52

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

The total base management fees incurred to the favor of the Investment Adviser for the three months ended December 31, 2013 and December 31, 2012 were $25,075 and $16,306, respectively. The fees incurred for the six months ended December 31, 2013 and December 31, 2012 were $48,120 and $29,534, respectively.

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

For the three months ended December 31, 2013 and December 31, 2012, $23,054 and $24,804, respectively, of income incentive fees were incurred. For the six months ended December 31, 2013 and December 31, 2012, $43,638 and $43,311, respectively, were incurred. No capital gains incentive fees were incurred for the three or six months ended December 31, 2013 and December 31, 2012, respectively.

Administration Agreement

We have also entered into an Administration Agreement with Prospect Administration, LLC (“Prospect Administration”) under which Prospect Administration, among other things, provides (or arranges for the provision of) administrative services and facilities for us. For providing these services, we reimburse Prospect Administration for our allocable portion of overhead incurred by Prospect Administration in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of our chief financial officer and chief compliance officer and his staff. For the three months ended December 31, 2013 and 2012, the reimbursement was approximately $3,986 and $2,139, respectively. For the six months ended December 31, 2013 and 2012, the reimbursement was approximately $7,972 and $4,323, respectively. Under this agreement, Prospect Administration furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Prospect Administration also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Prospect Administration assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, Prospect Administration also provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Prospect Administration is a wholly-owned subsidiary of the Investment Adviser.

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

Managerial Assistance

As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. As of December 31, 2013 and June 30, 2013, $1,632 and $1,291 of managerial assistance fees remain on the Consolidated Statements of Assets and Liabilities as a payable to Prospect Administration for reimbursement of its cost in providing such assistance.

Note 13. Litigation

From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of these matters as they arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. During the six months ended December 31, 2013, we received $5,000 of legal cost reimbursement from a litigation settlement, which had been expensed in prior quarters, and is recognized as other income on our consolidated financial statements. We are not aware of any other material litigation as of the date of this report.

Note 14. Proposed Investment

On December 17, 2013, we entered into a definitive agreement to acquire 100% of the common stock of Nicholas Financial, Inc. (“Nicholas”) for $16.00 per share. Nicholas is a specialty finance company headquartered in Clearwater, Florida. Nicholas is engaged primarily as an indirect lender in the consumer automobile lending business, where Nicholas purchases loans originated by more than 1,600 car dealerships. Subject to certain conditions, the transaction is currently contemplated to close in April 2014, although this timing could be earlier or later depending on the time required to obtain the requisite approvals.

If the arrangement is completed, each outstanding Common Share of Nicholas Financial-Canada will be converted into the right to receive the number of shares of common stock of Prospect determined by dividing $16.00 by the volume-weighted average price of Prospect common stock for the 20 trading days prior to and ending on the trading day immediately preceding the effective time of the arrangement. Each option to acquire shares of Nicholas Financial-Canada common stock outstanding immediately prior to the effective time of the arrangement will be cancelled or transferred by the holder thereof in exchange for a cash amount equal to the amount by which (i) the product obtained by multiplying (x) the number of Common Shares of Nicholas Financial-Canada underlying such option by (y) $16.00 exceeds (ii) the aggregate exercise price payable under such option. As of January 31, 2014, the last reported sales price for Prospect common stock was $10.87.

Including the $199,466 equity valuation for Nicholas and after taking into consideration its outstanding net debt, which is currently $126,526, the overall value placed on Nicholas in the transaction is approximately $325,992 before estimated transaction fees and expenses. Upon closing the transaction, Prospect intends to refinance the business using proceeds from a newly committed $250,000 revolving credit facility from bank lenders and an operating company term loan that Prospect will provide. The aggregate net proceeds from this recapitalization will be used to repay the existing debt of Nicholas and return a portion of capital issued by Prospect to complete the transaction on the closing date. After receipt of the recapitalization cash distribution, Prospect will have a net investment in the transaction of approximately $139,521.

Prospect’s post-recapitalization $139,521 investment in Nicholas is expected to consist of $124,593 of operating and holding company term loans and $14,928 of a holding company equity investment.

Note 15. Financial Highlights (Unaudited)

	For The Three Months Ended December 31,		For The Six Months Ended December 31,
	2013	2012	2013	2012
Per Share Data(1):
Net asset value at beginning of period	$10.72	$10.88	$10.72	$10.83
Net investment income	0.32	0.51	0.64	0.97
Net realized loss	(0.02)	(0.04)	(0.01)	(0.04)
Net unrealized depreciation	–	(0.23)	(0.03)	(0.41)
Net increase in net assets as a result of public offerings	0.04	–	0.07	0.08
Dividends declared and paid	(0.33)	(0.31)	(0.66)	(0.62)
Net asset value at end of period	$10.73	$10.81	$10.73	$10.81

Per share market value at end of period	$11.22	$10.87	$11.22	$10.87
Total return based on market value(2)	3.41%	(2.99%)	10.12%	0.71%
Total return based on net asset value(2)	3.04%	2.14%	6.09%	5.33%
Shares outstanding at end of period	301,259,436	215,173,410	301,259,436	215,173,410
Average weighted shares outstanding for period	287,016,433	195,585,502	272,550,293	179,039,198

Ratio / Supplemental Data:
Net assets at end of period	$3,231,099	$2,326,635	$3,231,099	$2,326,625
Portfolio turnover rate	8.89%	17.79%	9.24%	19.52%
Annualized ratio of operating expenses to average net assets	11.22%	12.06%	11.24%	11.97%
Annualized ratio of net investment income to average net assets	11.98%	19.49%	11.89%	18.40%

	Year Ended June 30,
	2013	2012	2011	2010	2009
Per Share Data(1):
Net asset value at beginning of period	$10.83	$10.36	$10.30	$12.40	$14.55
Net investment income	1.57	1.63	1.10	1.13	1.87
Net realized (loss) gain	(0.13)	0.32	0.19	(0.87)	(1.24)
Net unrealized (depreciation) appreciation	(0.37)	(0.28)	0.09	0.07	0.48
Net increase (decrease) in net assets as a result of public offering	0.13	0.04	(0.08)	(0.85)	(2.11)
Net increase in net assets as a result of shares issued for Patriot acquisition	–	–	–	0.12	–
Dividends to shareholders	(1.31)	(1.24)	(1.24)	(1.70)	(1.15)
Net asset value at end of period	$10.72	$10.83	$10.36	$10.30	$12.40

Per share market value at end of period	$10.80	$11.39	$10.11	$9.65	$9.20
Total return based on market value(2)	6.24%	27.21%	17.22%	17.66%	(18.60%)
Total return based on net asset value(2)	10.91%	18.03%	12.54%	(6.82%)	(0.61%)
Shares outstanding at end of period	247,836,965	139,633,870	107,606,690	69,086,862	42,943,084
Average weighted shares outstanding for period	207,069,971	114,394,554	85,978,757	59,429,222	31,559,905

Ratio / Supplemental Data:
Net assets at end of period	$2,656,494	$1,511,974	$1,114,357	$711,424	$532,596
Portfolio turnover rate	29.24%	29.06%	27.63%	21.61%	4.99%
Annualized ratio of operating expenses to average net assets	11.50%	10.73%	8.47%	7.54%	9.03%
Annualized ratio of net investment income to average net assets	14.86%	14.92%	10.60%	10.69%	13.14%

(1)          Financial highlights are based on weighted average shares (except for dividends declared and paid which is based on actual rate per share).

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

Note 16. Selected Quarterly Financial Data (Unaudited)

	Investment Income		Net Investment Income		Net Realized and Unrealized Gains (Losses)		Net Increase in Net Assets from Operations
Quarter Ended	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)

September 30, 2010	$ 35,212	$0.47	$ 20,995	$0.28	$ 4,585	$0.06	$ 25,580	$0.34
December 31, 2010	33,300	0.40	19,080	0.23	12,860	0.16	31,940	0.38
March 31, 2011	44,573	0.51	23,956	0.27	9,803	0.11	33,759	0.38
June 30, 2011	56,391	0.58	30,190	0.31	(3,231)	(0.03)	26,959	0.28

September 30, 2011	55,342	0.51	27,877	0.26	12,023	0.11	39,900	0.37
December 31, 2011	67,263	0.61	36,508	0.33	27,984	0.26	64,492	0.59
March 31, 2012	95,623	0.84	58,072	0.51	(7,863)	(0.07)	50,209	0.44
June 30, 2012	102,682	0.82	64,227	0.52	(27,924)	(0.22)	36,303	0.29

September 30, 2012	123,636	0.76	74,027	0.46	(26,778)	(0.17)	47,249	0.29
December 31, 2012	166,035	0.85	99,216	0.51	(52,727)	(0.27)	46,489	0.24
March 31, 2013	120,195	0.53	59,585	0.26	(15,156)	(0.07)	44,429	0.20
June 30, 2013	166,470	0.68	92,096	0.38	(9,407)	(0.04)	82,689	0.34

September 30, 2013	161,034	0.62	82,337	0.32	(2,437)	(0.01)	79,900	0.31
December 31, 2013	178,090	0.62	92,215	0.32	(6,853)	(0.02)	85,362	0.30

(1)          Per share amounts are calculated using weighted average shares during period.

Note 17. Subsequent Events

During the period from January 1, 2014 to January 31, 2014, we issued $44,717 in aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $43,957. In addition, we sold $11,172 in aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $10,980 with expected closing on February 6, 2014.

During the period from January 1, 2014 to January 31, 2014 (with settlement through February 5, 2014), we sold 10,547,971 shares of our common stock at an average price of $11.17 per share, and raised $117,809 of gross proceeds, under the ATM Program. Net proceeds were $116,632 after commissions to the broker-dealer on shares sold and offering costs.

On January 7, 2014, we made a $2,000 investment in NPH to support the peer-to-peer lending initiative. We invested $300 of equity and $1,700 of debt in NPH.

On January 8, 2014, we made a $161,500 follow-on investment in Broder Bros., Co., a distributor of imprintable sportswear and accessories in the United States.

On January 13, 2014, we made a $2,000 follow-on investment in NPH to support the peer-to-peer lending initiative. We invested $300 of equity and $1,700 of debt in NPH.

On January 14, 2014, we made a $2,000 follow-on investment in NPH to support the peer-to-peer lending initiative. We invested $300 of equity and $1,700 of debt in NPH.

On January 15, 2014, we expanded the accordion feature of our credit facility from $650,000 to $1,000,000 and increased the commitments to the credit facility by $62,500. The commitments to the credit facility now stand at $712,500.

On January 17, 2014, we made a $2,000 follow-on investment in NPH to support the peer-to-peer lending initiative. We invested $300 of equity and $1,700 of debt in NPH.

On January 17, 2014, we made a $6,565 follow-on investment in APH to acquire the Gulf Coast II Portfolio, a portfolio of two multi-family residential properties located in Alabama and Florida. We invested $1,065 of equity and $5,500 of debt in APH.

On January 23, 2014, we issued 109,087 shares of our common stock in connection with the dividend reinvestment plan.

On January 31, 2014, we made a $4,805 follow-on investment in NPH to acquire Island Club, a multi-family residential property located in Jacksonville, Florida. We invested $805 of equity and $4,000 of debt in NPH.

On February 3, 2014, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•	$0.110475 per share for July 2014 to holders of record on July 31, 2014 with a payment date of August 21, 2014;

•	$0.110500 per share for August 2014 to holders of record on August 29, 2014 with a payment date of September 18, 2014; and

•	$0.110525 per share for September 2014 to holders of record on September 30, 2014 with a payment date of October 22, 2014.

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

Lending in Private Equity Sponsored Transactions – We make loans to companies which are controlled by leading private equity firms. This debt can take the form of first lien, second lien, unitranche or mezzanine loans. In making these investments, we look for a diversified customer base, recurring demand for the product or service, barriers to entry, strong historical cash flow and experienced management teams. These loans typically have significant equity subordinate to our loan position. Historically, this strategy has comprised approximately 50%-60% of our business, but more recently it is less than 50% of our business.

Lending Directly to Companies – We provide debt financing to companies owned by non-private equity firms, the company founder, a management team or a family. Here, in addition to the strengths we look for in a sponsored transaction, we also look for the alignment with the management team with significant invested capital. This strategy often has less competition than the private equity sponsor strategy because such company financing needs are not easily addressed by banks and often require more diligence preparation. Direct lending can result in higher returns and lower leverage than sponsor transactions and may include warrants or equity to us. This strategy has comprised approximately 5%-15% of our business.

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

Investments in Structured Credit – We make investments in collateralized loan obligations (“CLOs”), generally taking a significant position in the subordinated interests (equity) of the CLOs. The CLOs include a diversified portfolio of broadly syndicated loans and do not have direct exposure to real estate, mortgages, sub-prime debt, or consumer based debt. The CLOs in which we invest are managed by top-tier collateral managers that have been thoroughly diligenced prior to investment. This strategy has comprised approximately 10%-20% of our business.

Real Estate Investments – We make investments in real estate through our three wholly-owned tax-efficient real estate investment trusts (REITs), American Property Holdings Corp., National Property Holdings Corp., and United Property Holdings Corp. Our real estate investments are in various classes of fully developed and occupied real estate properties that generate current yields. We seek to identify properties that have historically high occupancy and steady cash flow generation. We partner with established property managers with experience in managing the property type to manage such properties after acquisition. This is a more recent investment strategy that has comprised approximately 5%-10% of our business.

Investments in Syndicated Debt – On an opportunistic basis, we make investments in loans and high yield bonds that have been sold to a syndicate of buyers. Here we look for investments with attractive risk-adjusted returns after we have completed a fundamental credit analysis. These investments are purchased with a long term, buy-and-hold outlook and we look to provide significant structuring input by providing anchoring orders. This strategy has comprised approximately 5%-10% of our business.

We invest primarily in first and second lien senior loans and mezzanine debt, which in some cases includes an equity component. First and second lien senior loans generally are senior debt instruments that rank ahead of subordinated debt of a given portfolio company. These loans also have the benefit of security interests on the assets of the portfolio company, which may rank ahead of or be junior to other security interests. Mezzanine debt and our investments in CLOs are subordinated to senior loans and are generally unsecured. We invest in debt and equity positions of CLOs which are a form of securitization in which the cash flows of a portfolio of loans are pooled and passed on to different classes of owners in various tranches. Our CLO investments are derived from portfolios of corporate debt securities which are generally risk rated from BB to B.

We seek to be a long-term investor with our portfolio companies. The aggregate value of our portfolio investments was $4,886,020 and $4,172,852 as of December 31, 2013 and June 30, 2013, respectively. During the six months ended December 31, 2013, our net cost of investments increased by $720,576, or 16.9%, as a result of twenty-three new investments, two revolver advances and several follow-on investments of $1,154,655, accrued of payment-in-kind interest of $9,845, structuring fees of $15,533 and net amortization of discounts and premiums of $23,133, while we received full repayments on twelve investments, sold eight investments and restructured one investment, for which we realized a net loss of $5,373, received $3,466 from the release of escrow amounts which was recognized as a capital gain, and received several partial prepayments, amortization payments and a revolver repayment totaling $419,405.

Compared to the end of last fiscal year (ended June 30, 2013), net assets increased by $574,605 or 21.6% during the six months ended December 31, 2013, from $2,656,494 to $3,231,099. This increase resulted from the issuance of new shares of our common stock (less offering costs) in the amount of $583,565, dividend reinvestments of $9,093, and another $165,262 from operations. These increases, in turn, were offset by $183,315 in dividend distributions to our stockholders. The $165,262 increase in net assets resulting from operations is net of the following: net investment income of $174,552, net realized loss on investments of $1,882, and a decrease in net assets due to changes in net unrealized depreciation on investments of $7,408.

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

Second Quarter Highlights

Investment Transactions

During the three months ended December 31, 2013, we acquired $265,916 of new investments, completed follow-on investments in existing portfolio companies, totaling approximately $330,977, funded $5,500 of revolver advances, and recorded PIK interest of $5,264, resulting in gross investment originations of $607,657. The more significant of these investments are discussed in Portfolio Investment Activity.

Proposed Investment Transactions

On December 17, 2013, we entered into a definitive agreement to acquire 100% of the common stock of Nicholas Financial, Inc. (“Nicholas”) for $16.00 per share. Nicholas is a specialty finance company headquartered in Clearwater, Florida. Nicholas is engaged primarily as an indirect lender in the consumer automobile lending business, where Nicholas purchases loans originated by more than 1,600 car dealerships. Subject to certain conditions, the transaction is currently contemplated to close in April 2014, although this timing could be earlier or later depending on the time required to obtain the requisite approvals.

If the arrangement is completed, each outstanding Common Share of Nicholas Financial-Canada will be converted into the right to receive the number of shares of common stock of Prospect determined by dividing $16.00 by the volume-weighted average price of Prospect common stock for the 20 trading days prior to and ending on the trading day immediately preceding the effective time of the arrangement. Each option to acquire shares of Nicholas Financial-Canada common stock outstanding immediately prior to the effective time of the arrangement will be cancelled or transferred by the holder thereof in exchange for a cash amount equal to the amount by which (i) the product obtained by multiplying (x) the number of Common Shares of Nicholas Financial-Canada underlying such option by (y) $16.00 exceeds (ii) the aggregate exercise price payable under such option. As of January 31, 2014, the last reported sales price for Prospect common stock was $10.87.

Including the $199,466 equity valuation for Nicholas and after taking into consideration its outstanding net debt, which is currently $126,526, the overall value placed on Nicholas in the transaction is approximately $325,992 before estimated transaction fees and expenses. Upon closing the transaction, Prospect intends to refinance the business using proceeds from a newly committed $250,000 revolving credit facility from bank lenders and an operating company term loan that Prospect will provide. The aggregate net proceeds from this recapitalization will be used to repay the existing debt of Nicholas and return a portion of capital issued by Prospect to complete the transaction on the closing date. After receipt of the recapitalization cash distribution, Prospect will have a net investment in the transaction of approximately $139,521.

Prospect’s post-recapitalization $139,521 investment in Nicholas is expected to consist of $124,593 of operating and holding company term loans and $14,928 of a holding company equity investment.

Equity Issuance

During the period from October 1, 2013 to December 31, 2013, we sold 29,406,729 shares of our common stock at an average price of $11.26 per share, and raised $331,040 of gross proceeds, under the ATM Program. Net proceeds were $327,522 after commissions to the broker-dealer on shares sold and offering costs.

On October 15, 2013, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $4,595,882 of additional debt and equity securities in the public market as of December 31, 2013.

On October 24, 2013, November 21, 2013 and December 19, 2013, we issued 135,212, 206,586 and 106,620 shares of our common stock in connection with the dividend reinvestment plan, respectively.

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

Credit Facility

On October 2, 2013 and December 6, 2013, we announced an increase of $20,000 and $62,500 to our commitments to our credit facility, respectively. The lenders have extended commitments of $650,000 as of December 31, 2013; which was increased to $712,500 in January 2014 (see Recent Developments).

Debt Issuance

During the quarter ended December 31, 2013, we issued $140,525 in aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $138,050, as follows:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$5,710	4.00%	4.00%	October 15, 2016
3.5	3,149	4.00%	4.00%	April 15, 2017
4	16,545	4.00%	4.00%	November 15, 2017 – December 15, 2017
5	74,043	5.00%	5.00%	October 15, 2018 – December 15, 2018
7	20,039	5.50%	5.50%	October 15, 2020 – December 15, 2020
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	1,555	6.00%	6.00%	October 15, 2028 – November 15, 2028
20	1,664	6.00%	6.00%	October 15, 2033
25	9,894	6.50%	6.50%	October 15, 2038 – December 15, 2038
30	4,948	6.50%	6.50%	October 15, 2043
	$140,525

Investment Holdings

As of December 31, 2013, we continue to pursue our diversified investment strategy. At December 31, 2013, approximately $4,886,020 or 151.2% of our net assets are invested in 130 long-term portfolio investments and CLOs and 6.9% of our net assets are invested in money market funds.

During the six months ended December 31, 2013, we originated $1,164,500 of new investments, primarily composed of $529,376 of debt and equity financing to non-control investments, $429,405 of debt and equity financing to controlled investments, and $205,719 of subordinated notes in CLOs. Our origination efforts are focused primarily on secured lending, to reduce the risk in the portfolio, investing primarily in first lien loans, and subordinated notes in CLOs, though we also continue to close select junior debt and equity investments. Our annualized current yield was 13.6% and 12.9% as of June 30, 2013 and December 31, 2013, respectively, across all performing interest bearing investments. The decrease in our current yield is primarily the result of senior secured loan refinancing activity that took place in the leveraged loan market and within our CLO portfolios during the first half of calendar year 2013. Monetization of equity positions that we hold and loans on non-accrual status are not included in this yield calculation. In many of our portfolio companies we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.

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

As of December 31, 2013, we own controlling interests in AIRMALL USA, Inc. (“AIRMALL”), Ajax Rolled Ring & Machine, Inc. (“Ajax”), APH Property Holdings, LLC (“APH”), AWCNC, LLC, Borga, Inc., CCPI Holdings, Inc., CP Holdings of Delaware LLC (“CP Holdings”), Credit Central Holdings of Delaware, LLC (“Credit Central”), Energy Solutions Holdings, Inc. (f/k/a Gas Solutions Holdings, Inc.) (“Energy Solutions”), First Tower Holdings of Delaware, LLC (“First Tower”), Gulf Coast Machine & Supply Company (“Gulf Coast”), The Healing Staff, Inc. (“THS”), Manx Energy, Inc. (“Manx”), MITY Holdings of Delaware Inc. (“Mity”), Nationwide Acceptance Holdings, LLC (“Nationwide”), NMMB Holdings, Inc. (“NMMB”), NPH Property Holdings, LLC (“NPH”), R-V Industries, Inc. (“R-V”), UPH Property Holdings, LLC (“UPH”), Valley Electric Holdings I, Inc. (“Valley Electric”) and Wolf Energy Holdings, Inc. (“Wolf”). We also own an affiliated interest in BNN Holdings Corp. (f/k/a Biotronic NeuroNetwork), Boxercraft Incorporated and Smart, LLC.

The following is a summary of our investment portfolio by level of control at December 31, 2013 and June 30, 2013, respectively:

	December 31, 2013				June 30, 2013

Level of Control	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio

Control	$1,236,286	24.8%	$1,163,300	23.8%	$830,151	19.5%	$811,634	19.5%
Affiliate	49,278	1.0%	38,880	0.8%	49,189	1.2%	42,443	1.0%
Non-control/Non-affiliate	3,690,790	74.2%	3,683,840	75.4%	3,376,438	79.3%	3,318,775	79.5%
Total Portfolio	$4,976,354	100.0%	$4,886,020	100.0%	$4,255,778	100.0%	$4,172,852	100.0%

The following is our investment portfolio presented by type of investment at December 31, 2013 and June 30, 2013, respectively:

	December 31, 2013				June 30, 2013

Type of Investment	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio

Revolving Line of Credit	$12,595	0.3%	$11,974	0.2%	$9,238	0.2%	$8,729	0.2%
Senior Secured Debt	2,746,971	55.2%	2,682,361	54.9%	2,262,327	53.1%	2,207,091	52.8%
Subordinated Secured Debt	1,012,293	20.3%	980,206	20.1%	1,062,386	25.0%	1,024,901	24.6%
Subordinated Unsecured Debt	99,933	2.0%	100,000	2.0%	88,470	2.1%	88,827	2.1%
CLO Debt	27,889	0.6%	33,466	0.7%	27,667	0.7%	28,589	0.7%
CLO Residual Interest	821,653	16.5%	864,618	17.7%	660,619	15.5%	658,086	15.8%
Preferred Stock	84,052	1.7%	10,709	0.2%	25,016	0.6%	14,742	0.4%
Common Stock	168,591	3.4%	169,148	3.5%	117,678	2.7%	108,494	2.6%
Membership Interests	216	0.0%	4,111	0.1%	216	0.0%	492	0.0%
Net Profits Interests	—	—%	20,309	0.4%	—	—%	20,959	0.5%
Escrows Receivable	—	—%	1,942	0.0%	—	—%	4,662	0.1%
Warrants	2,161	0.0%	7,176	0.2%	2,161	0.1%	7,280	0.2%
Total Portfolio	$4,976,354	100.0%	$4,886,020	100.0%	$4,255,778	100.0%	$4,172,852	100.0%

The following is our investments in interest bearing securities presented by type of investment at December 31, 2013 and June 30, 2013, respectively:

	December 31, 2013				June 30, 2013

Type of Investment	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio

First Lien	$2,759,566	58.5%	$2,694,335	57.7%	$2,271,565	55.3%	$2,215,820	55.2%
Second Lien	1,012,293	21.4%	980,206	21.0%	1,062,386	25.8%	1,024,901	25.5%
Unsecured	99,933	2.1%	100,000	2.1%	88,470	2.2%	88,827	2.2%
CLO Residual Interest	821,653	17.4%	864,618	18.5%	660,619	16.0%	658,086	16.4%
CLO Debt	27,889	0.6%	33,466	0.7%	27,667	0.7%	28,589	0.7%
Total Debt Securities	$4,721,334	100.0%	$4,672,625	100.0%	$4,110,707	100.0%	$4,016,223	100.0%

The following is our investment portfolio presented by geographic location of the investment at December 31, 2013 and June 30, 2013, respectively:

	December 31, 2013				June 30, 2013

Geographic Location	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio

Canada	$15,000	0.3%	$15,000	0.3%	$165,000	3.9%	$165,000	4.0%
Cayman Islands	849,542	17.1%	898,084	18.4%	688,286	16.2%	686,675	16.5%
France	10,198	0.2%	10,203	0.2%	—	0.0%	—	0.0%
Ireland	14,933	0.3%	15,000	0.3%	14,927	0.4%	15,000	0.4%
Midwest US	716,395	14.4%	691,414	14.2%	565,239	13.3%	531,934	12.7%
Northeast US	733,469	14.7%	730,542	15.0%	649,484	15.3%	663,025	15.9%
Puerto Rico	41,155	0.8%	35,589	0.7%	41,352	1.0%	41,352	1.0%
Southeast US	1,308,158	26.3%	1,267,657	25.9%	1,111,946	26.0%	1,081,320	25.8%
Southwest US	536,671	10.8%	507,329	10.4%	345,392	8.1%	336,362	8.1%
Western US	750,833	15.1%	715,202	14.6%	674,152	15.8%	652,184	15.6%
Total Portfolio	$4,976,354	100.0%	$4,886,020	100.0%	$4,255,778	100.0%	$4,172,852	100.0%

The following is our investment portfolio presented by industry sector of the investment at December 31, 2013 and June 30, 2013, respectively:

	December 31, 2013				June 30, 2013

Industry	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio	Cost	Percent of Portfolio	Fair Value	Percent of Portfolio

Aerospace and Defense	$10,203	0.2%	$10,203	0.2%	$56	0.0%	$—	—%
Automobile / Auto Finance	23,349	0.5%	23,472	0.5%	23,214	0.6%	22,917	0.5%
Biotechnology	—	—%	15	0.0%	—	—%	14	0.0%
Business Services	207,918	4.2%	207,918	4.3%	180,793	4.2%	179,544	4.3%
Chemicals	19,619	0.4%	19,619	0.4%	28,364	0.7%	28,648	0.7%
Commercial Services	239,307	4.8%	239,307	4.9%	252,073	5.9%	252,073	6.0%
Construction and Engineering	55,228	1.1%	38,941	0.8%	53,615	1.3%	53,615	1.3%
Consumer Finance	417,505	8.4%	427,617	8.8%	413,332	9.7%	406,964	9.8%
Consumer Services	374,139	7.5%	376,060	7.7%	330,343	7.8%	332,394	8.0%
Contracting	3,831	0.1%	—	—%	2,145	0.1%	—	—%
Diversified Financial Services	887,878	17.8%	936,420	19.2%	745,705	17.5%	742,434	17.8%
Diversified / Conglomerate Service	—	—%	1,745	0.0%	—	—%	143	0.0%
Durable Consumer Products	397,298	7.9%	393,143	8.1%	380,225	8.9%	370,207	8.9%
Ecological	—	—%	—	—%	141	0.0%	335	0.0%
Electronics	—	—%	—	—%	—	—%	149	0.0%
Energy	78,492	1.6%	69,776	1.4%	63,895	1.5%	56,321	1.3%
Food Products	174,148	3.5%	174,153	3.6%	177,423	4.2%	177,428	4.3%
Healthcare	280,640	5.6%	274,019	5.6%	275,124	6.5%	273,838	6.6%
Hotel, Restaurant & Leisure	99,178	2.0%	99,400	2.0%	11,764	0.3%	12,000	0.3%
Machinery	396	0.0%	804	0.0%	396	0.0%	790	0.0%
Manufacturing	210,958	4.2%	176,035	3.6%	163,431	3.8%	167,584	4.0%
Media	124,618	2.5%	111,926	2.3%	171,290	4.0%	161,325	3.9%
Metal Services and Minerals	60,429	1.2%	59,481	1.2%	60,162	1.4%	60,274	1.4%
Oil and Gas Production	169,128	3.4%	123,691	2.5%	75,126	1.8%	24,420	0.6%
Personal and Nondurable Consumer Products	84,254	1.7%	84,865	1.7%	39,000	0.9%	39,630	0.9%
Pharmaceuticals	79,062	1.6%	77,057	1.6%	—	—%	—	—%
Property Management	57,499	1.2%	49,467	1.0%	51,170	1.2%	54,648	1.3%
Real Estate	322,708	6.5%	322,708	6.6%	152,540	3.6%	152,540	3.7%
Retail	14,209	0.3%	14,622	0.3%	14,190	0.3%	14,569	0.3%
Software & Computer Services	262,300	5.3%	263,255	5.4%	307,734	7.2%	309,308	7.4%
Specialty Minerals	38,500	0.8%	40,488	0.8%	38,500	0.9%	42,558	1.0%
Telecommunications	75,000	1.5%	75,000	1.5%	99,500	2.3%	99,323	2.4%
Textiles, Apparel & Luxury Goods	115,649	2.3%	104,111	2.1%	16,760	0.4%	9,385	0.2%
Transportation	92,911	1.9%	90,702	1.9%	127,767	3.0%	127,474	3.1%

Total Portfolio	$4,976,354	100.0%	$4,886,020	100.0%	$4,255,778	100.0%	$4,172,852	100.0%

Portfolio Investment Activity

During the six months ended December 31, 2013, we acquired $758,435 of new investments, completed follow-on investments in existing portfolio companies, totaling approximately $386,720, funded $9,500 of revolver advances, and recorded PIK interest of $9,845, resulting in gross investment originations of $1,164,500. The more significant of these investments are described briefly in the following:

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

On July 26, 2013, we made a $2,000 follow-on senior secured debt investment in Spartan Energy Services, Inc. (“Spartan”) to finance the formation of the Well Testing division. The first lien note bears interest in cash at the greater of 10.5% or Libor plus 9.0% and has a final maturity of December 28, 2017.

On July 26, 2013, we made a $20,000 follow-on secured second lien investment in Royal Adhesives & Sealants, LLC (“Royal”) to facilitate an acquisition. The second lien term loan bears interest in cash at the greater of 9.75% or Libor plus 8.5% and has a final maturity of January 31, 2019.

On July 31, 2013, we made a $5,100 follow-on investment in Coverall North America, Inc. to fund a dividend recapitalization. The first lien note bears interest in cash at the greater of 11.5% or Libor plus 8.5% and has a final maturity of December 17, 2017.

On August 2, 2013, we made an investment of $44,100 to purchase 90% of the subordinated notes in CIFC Funding 2013-III, Ltd.

On August 2, 2013, we provided $81,273 of debt and $12,741 of equity financing to support the recapitalization of CP Holdings, an energy services company based in western Oklahoma. Through the recapitalization, we acquired a controlling interest in CP Holdings for $73,009 in cash and 1,918,342 unregistered shares of our common stock. After the financing, we received repayment of the $18,991 loan previously outstanding. The $58,773 first lien note issued to CP Energy Services Inc. bears interest in cash at the greater of 9.0% or Libor plus 7.0% and interest payment in kind of 9.0% and has a final maturity of August 2, 2018. The $22,500 first lien note issued to CP Well Testing Holding Company LLC bears interest in cash at the greater of 11.0% or Libor plus 9.0% and has a final maturity of August 2, 2018.

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

On August 15, 2013, we made a $14,000 follow-on investment in Totes Isotoner Corporation to fund a dividend to shareholders. The second lien term loan bears interest in cash at the greater of 10.75% or Libor plus 9.25% and has a final maturity of January 8, 2018.

On August 30, 2013, we made a $16,000 follow-on investment in System One Holdings, LLC to support an acquisition. The first lien note bears interest in cash at the greater of 11.0% or Libor plus 9.5% and has a final maturity of December 31, 2018.

On September 5, 2013, we provided a $50,382 senior secured term loan to United Bank Card, Inc. (d/b/a Harbortouch) (“Harbortouch”), a payments processor. The first lien term loan bears interest in cash at the greater of 11.5% or Libor plus 9.5% and has a final maturity of September 5, 2018.

On September 10, 2013, we made a $12,500 first lien secured investment in Photonis Technologies SAS (“Photonis”), a world leader in the development, manufacture and sale of electro-optic components for the detection and intensification of very faint light sources. The first lien term loan bears interest in cash at the greater of 8.5% or Libor plus 7.5% and has a final maturity of September 18, 2019.

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

On September 19, 2013, we provided $41,042 of debt and $6,943 of equity financing to support the recapitalization of Mity, a designer, manufacturer and seller of multipurpose room furniture and specialty healthcare seating products. The $22,792 first lien note issued to Mity bears interest in cash at the greater of 9.0% or Libor plus 7.0% and interest payment in kind of 9.0% and has a final maturity of September 19, 2019. The $18,250 first lien note issued to Mity-Lite, Inc. bears interest in cash at the greater of 10.0% or Libor plus 7.0% and has a final maturity of March 19, 2019.

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

On September 30, 2013, we made an $18,818 follow-on investment in JHH Holdings, Inc. to finance an acquisition. The second lien term loan bears interest in cash at the greater of 11.25% or Libor plus 10.0% and interest payment in kind of 0.5% and has a final maturity of March 30, 2019.

On October 1, 2013, we made a $2,600 follow-on investment in AIRMALL to support liquidity needs. The subordinated secured note bears interest in cash at 12.0% and interest payment in kind of 6.0% and has a final maturity of December 31, 2015.

On October 11, 2013, we made a $5,846 follow-on investment in CP Holdings to fund flowback equipment purchases. We invested $746 of equity and $5,100 of debt in CP Holdings. The first lien note issued to CP Energy Services Inc. bears interest in cash at the greater of 9.0% or Libor plus 7.0% and interest payment in kind of 9.0% and has a final maturity of August 2, 2018.

On October 11, 2013, we provided $25,000 in preferred equity for the recapitalization of Ajax. After the financing, we received repayment of the $20,008 loan previously outstanding.

On October 11, 2013, we made a secured debt investment of $2,000 in Digital Insight, a provider of digital banking software to financial institutions in the U.S. which allows financial institutions to offer a comprehensive, user friendly platform of products and services through the online and mobile channels.

On October 16, 2013, we made a secured debt investment of $7,000 in Renaissance Learning, Inc. (“Renaissance”), a provider of technology based school improvement and student assessment programs.

On October 22, 2013, we made an investment of $40,791 to purchase 85.05% of the subordinated notes in CIFC Funding 2013-IV, Ltd.

On October 29, 2013, we made a $2,000 follow-on investment in APH to support the peer-to-peer lending initiative. We invested $300 of equity and $1,700 of debt in APH. The senior secured note bears interest in cash at the greater of 6.0% or Libor plus 4.0% and interest payment in kind of 5.50% and has a final maturity of October 24, 2020. This investment was subsequently contributed to NPH.

On October 29, 2013, we made a secured debt investment of $2,500 in Omnitracs, Inc. (“Omnitracs”), one of the world’s largest providers of satellite and terrestrial-based connectivity and position location solutions to transportation and logistics companies.

On October 30, 2013, we made a secured debt investment of $6,000 in The Petroleum Place, Inc. (“P2”), a provider of enterprise resource planning software focused on the oil & gas industry.

On November 1, 2013, we made a $9,869 follow-on investment in APH to acquire Bexley Apartment Houses, a multi-family residential property located in Marietta, Georgia. We invested $1,669 of equity and $8,200 of debt in APH. The senior secured note bears interest in cash at the greater of 6.0% or Libor plus 4.0% and interest payment in kind of 5.50% and has a final maturity of October 24, 2020. This investment was subsequently contributed to NPH.

On November 5, 2013, we made a $2,000 follow-on investment in APH to support the peer-to-peer lending initiative. We invested $300 of equity and $1,700 of debt in APH. The senior secured note bears interest in cash at the greater of 6.0% or Libor plus 4.0% and interest payment in kind of 5.50% and has a final maturity of October 24, 2020. This investment was subsequently contributed to NPH.

On November 8, 2013, we provided $25,950 in preferred equity for the recapitalization of Gulf Coast, a provider of value-added forging solutions to energy and industrial end markets. Through the recapitalization, we acquired a controlling interest in Gulf Coast. After the financing, we received partial repayment of the loan previously outstanding, leaving a balance of $15,000. The senior secured term loan bears interest in cash at the greater of 10.5% or Libor plus 8.5% and has a final maturity of October 12, 2017.

On November 14, 2013, we made an investment of $26,064 to purchase 61.30% of the subordinated notes in Sudbury Mill CLO Ltd.

On November 15, 2013, we made a $45,900 follow-on investment in APH to acquire the Gulf Coast Portfolio, a portfolio of six multi-family residential properties located in Alabama and Florida. We invested $7,400 of equity and $38,500 of debt in APH. The senior secured note bears interest in cash at the greater of 6.0% or Libor plus 4.0% and interest payment in kind of 5.50% and has a final maturity of October 24, 2020.

On November 19, 2013, we made a $66,188 follow-on investment in APH to acquire the Oxford Portfolio, a portfolio of six multi-family residential properties located in Georgia, Florida, North Carolina and Texas. We invested $11,188 of equity and $55,000 of debt in APH. The senior secured note bears interest in cash at the greater of 6.0% or Libor plus 4.0% and interest payment in kind of 5.50% and has a final maturity of October 24, 2020. This investment was subsequently contributed to NPH.

On November 20, 2013, we made a secured debt investment of $1,000 in Chromaflo Technologies (“Chromaflo”), a producer of colorants and related specialty chemical products based in Ohio.

On November 25, 2013, we restructured our investment in Freedom Marine Holdings, LLC (“Freedom Marine”), a subsidiary of Energy Solutions. The subordinated secured loan to Jettco Marine Services, LLC (“Jettco”), a subsidiary of Freedom Marine, was replaced with a senior secured note to Vessel Holdings II, LLC, a new subsidiary of Freedom Marine. The $13,000 first lien note issued to Vessel Holdings II, LLC bears interest in cash at 13.0% and has a final maturity of November 25, 2018.

On November 25, 2013, we made a $2,000 follow-on investment in APH to support the peer-to-peer lending initiative. We invested $300 of equity and $1,700 of debt in APH. The senior secured note bears interest in cash at the greater of 6.0% or Libor plus 4.0% and interest payment in kind of 5.50% and has a final maturity of October 24, 2020. This investment was subsequently contributed to NPH.

On November 25, 2013, we made a $5,000 follow-on investment in AIRMALL to support liquidity needs. The subordinated secured note bears interest in cash at 12.0% and interest payment in kind of 6.0% and has a final maturity of December 31, 2015.

On November 29, 2013, we made a $1,000 follow-on senior secured debt investment in Gulf Coast to fund working capital needs. The senior secured term loan bears interest in cash at the greater of 10.5% or Libor plus 8.5% and has a final maturity of October 12, 2017.

On December 3, 2013, we made a $16,000 senior secured investment in Vessel Holdings III, LLC, a new subsidiary of Freedom Marine, a subsidiary of Energy Solutions. The first lien note bears interest in cash at 13.0% and has a final maturity of December 3, 2018.

On December 4, 2013, we made a $5,000 follow-on investment in APH to support the peer-to-peer lending initiative. We invested $750 of equity and $4,250 of debt in APH. The senior secured note bears interest in cash at the greater of 6.0% or Libor plus 4.0% and interest payment in kind of 5.50% and has a final maturity of October 24, 2020. This investment was subsequently contributed to NPH.

On December 12, 2013, we made a $22,507 follow-on investment in APH to acquire the Stonemark Portfolio, a portfolio of six multi-family residential properties located in Atlanta, Georgia. We invested $3,707 of equity and $18,800 of debt in APH. The senior secured note bears interest in cash at the greater of 6.0% or Libor plus 4.0% and interest payment in kind of 5.50% and has a final maturity of October 24, 2020. This investment was subsequently contributed to UPH.

On December 13, 2013, we provided $8,086 in preferred equity for the recapitalization of NMMB. After the restructuring, we received full repayment of $2,800 of the subordinated term loan and partial repayment of $5,286 of the senior term loan previously outstanding.

On December 13, 2013, we purchased an additional $5,000 investment in TGG Medical Transitory, Inc., a developer of technologies for extracorporeal photopheresis treatments. The second lien term loan bears interest in cash at the greater of 11.25% or Libor plus 10.0% and has a final maturity of June 27, 2018.

On December 16, 2013, we made a $1,500 follow-on senior secured debt investment in Gulf Coast to fund working capital needs. The senior secured term loan bears interest in cash at the greater of 10.5% or Libor plus 8.5% and has a final maturity of October 12, 2017.

On December 18, 2013, we made a $5,000 follow-on investment in Spartan to fund capital expenditures across all divisions. The first lien note bears interest in cash at the greater of 10.5% or Libor plus 9.0% and has a final maturity of December 28, 2017.

On December 18, 2013, we made an investment of $39,876 to purchase 90% of the subordinated notes in Cent CLO 20 Limited.

On December 20, 2013 we made a secured debt investment of $9,000 in Harley Marine Services, Inc., a provider of marine transportation services. The second lien term loan bears interest in cash at the greater of 10.5% or Libor plus 9.25% and has a final maturity of December 20, 2019.

On December 23, 2013, we provided $102,400 of senior secured financing, of which $87,400 was funded at closing, for the recapitalization of PrimeSport, Inc. (“PrimeSport”), a global live entertainment and event management company. The $43,700 Term Loan A note bears interest in cash at the greater of 7.5% or Libor plus 6.5% and has a final maturity of December 23, 2019. The $43,700 Term Loan B note bears interest in cash at the greater of 11.5% or Libor plus 10.5% and interest payment in kind of 1.0% and has a final maturity of December 23, 2019. The

$15,000 senior secured revolver, which was unfunded at closing, bears interest in cash at the greater of 10.0% or Libor plus 9.5% and has a final maturity of June 23, 2014.

On December 26, 2013, we made a $13,641 follow-on investment in CP Holdings to fund the acquisition of additional equipment. We invested $1,741 of equity and $11,900 of debt in CP Holdings. The first lien note issued to CP Energy Services Inc. bears interest in cash at the greater of 9.0% or Libor plus 7.0% and interest payment in kind of 9.0% and has a final maturity of August 2, 2018.

On December 30, 2013, we made a secured debt investment of $40,000 in Crosman Corporation, the world’s leading designer, manufacturer and marketer of airguns, airsoft guns and related category consumables. The second lien term loan bears interest in cash at the greater of 11.0% or Libor plus 9.5% and has a final maturity of December 30, 2019.

On December 30, 2013, we made a $10,000 follow-on investment in First Tower to support seasonal demand. We invested $1,500 of equity and $8,500 of debt in First Tower. The first lien term loan bears interest in cash at the greater of 20.0% or Libor plus 18.5% and has a final maturity of June 30, 2022.

On December 30, 2013, we made a $45,000 follow-on investment in Progrexion Holdings, Inc. to fund a dividend recapitalization. The senior secured first lien note bears interest in cash at the greater of 10.5% or Libor plus 8.5% and has a final maturity of September 14, 2017.

On December 31, 2013, we made a $10,620 follow-on investment in NPH to acquire Indigo Apartments, a multi-family residential property located in Jacksonville, Florida. We invested $1,820 of equity and $8,800 of debt in NPH. The senior secured note bears interest in cash at the greater of 6.0% or Libor plus 4.0% and interest payment in kind of 5.50% and has a final maturity of October 24, 2020.

During the six months ended December 31, 2013, we closed-out or partially exited 21 positions which are briefly described below.

On July 1, 2013, Pre-Paid Legal Services, Inc. repaid the $5,000 loan receivable to us.

On July 9, 2013, Southern Management Corporation repaid the $17,565 loan receivable to us.

On July 24, 2013, we sold our $2,000 investment in Carolina Beverage and realized a gain of $45 on the sale.

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

On October 7, 2013, Evanta Ventures, Inc. repaid the $10,506 loan receivable to us.

On October 15, 2013, we sold our $2,000 investment in Digital Insight and realized a gain of $20 on the sale.

On October 17, 2013, $19,730 of the Apidos CLO VIII, Ltd. (“Apidos VIII”) subordinated notes were called, and we realized a gain of $1,183 on this investment.

On October 29, 2013, we sold our $2,500 investment in Omnitracs and realized a gain of $25 on the sale.

On October 31, 2013, we sold our $18,755 National Bankruptcy Services, LLC (“NBS”) loan receivable. The loan receivable was sold at a discount and we realized a loss of $7,853.

On November 1, 2013, P2 repaid the $22,000 second lien term loan receivable to us.

On November 4, 2013, we sold our $6,000 secured debt investment in P2 and realized a gain of $60 on the sale.

On November 4, 2013, we sold our $7,000 investment in Renaissance and realized a gain of $140 on the sale.

On November 4, 2013, we sold $2,000 of our $12,500 investment in Photonis and realized a gain of $50 on the sale.

On November 19, 2013, Harbortouch made a partial repayment of $23,942.

On November 22, 2013, we sold our $1,000 investment in Chromaflo and realized a gain of $10 on the sale.

On November 25, 2013, EIG Investors Corp. repaid the $22,000 loan receivable to us.

On December 4, 2013, we sold a $972 participation in our term loans in AIRMALL, equal to 2% of the outstanding principal amount of loans on that date.

On December 18, 2013, Naylor, LLC repaid the $45,563 loan receivable to us.

On December 30, 2013, Energy Solutions repaid the $4,250 junior secured note receivable to us.

In addition to the repayments noted above, during the six months ended December 31, 2013, we received principal amortization payments of $16,582 on several loans, and $14,105 of partial prepayments primarily related to Energy Solutions, Stauber Performance Ingredients, Inc., and Cinedigm DC Holdings, LLC.

The following is a quarter-by-quarter summary of our investment activity:

Quarter-End	Acquisitions(1)	Dispositions(2)
December 31, 2013	$607,657	$255,238
September 30, 2013	556,843	164,167
June 30, 2013	798,760	321,615
March 31, 2013	784,395	102,527
December 31, 2012	772,125	349,269
September 30, 2012	747,937	158,123
June 30, 2012	573,314	146,292
March 31, 2012	170,073	188,399
December 31, 2011	154,697	120,206
September 30, 2011	222,575	46,055
June 30, 2011	312,301	71,738
March 31, 2011	359,152	78,571
December 31, 2010	140,933	67,405
September 30, 2010	140,951	68,148
June 30, 2010	88,973	39,883
March 31, 2010	59,311	26,603
December 31, 2009(3)	210,438	45,494
September 30, 2009	6,066	24,241
June 30, 2009	7,929	3,148
March 31, 2009	6,356	10,782
December 31, 2008	13,564	2,128
September 30, 2008	70,456	10,949
June 30, 2008	118,913	61,148
March 31, 2008	31,794	28,891
December 31, 2007	120,846	19,223
September 30, 2007	40,394	17,949
June 30, 2007	130,345	9,857
March 31, 2007	19,701	7,731
December 31, 2006	62,679	17,796
September 30, 2006	24,677	2,781
June 30, 2006	42,783	5,752
March 31, 2006	15,732	901
December 31, 2005	—	3,523
September 30, 2005	25,342	—
June 30, 2005	17,544	—
March 31, 2005	7,332	—
December 31, 2004	23,771	32,083
September 30, 2004	30,371	—
Since inception	$7,517,030	$2,508,616

(1)         Includes new deals, additional fundings, refinancings and PIK interest.

(2)         Includes scheduled principal payments, prepayments and refinancings.

(3)         The $210,438 of acquisitions for the quarter ended December 31, 2009 includes $207,126 of portfolio investments acquired from Patriot.

Investment Valuation

In determining the fair value of our portfolio investments at December 31, 2013, the Audit Committee considered valuations from the independent valuation firms and from management having an aggregate range of $4,755,192 to $5,062,188 excluding money market investments.

In determining the range of value for debt instruments except CLOs, management and the independent valuation firms generally estimate corporate and security credit ratings and identify corresponding yields to maturity for each loan from relevant market data. A discounted cash flow analysis was then prepared using the appropriate yield to maturity as the discount rate, to determine ranges of value. For non-traded equity investments, the enterprise value was determined by applying EBITDA multiples for similar recent investment sales. For stressed equity investments, a liquidation analysis was prepared.

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

The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties, comparable multiples for recent sales of companies within the industry and discounted cash flow models for our investments in CLOs. The composite of all these analyses, applied to each investment, was a total valuation of $4,886,020, excluding money market investments.

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

On July 30, 2010, we invested $52,420 of combined debt and equity as follows: $30,000 senior term loan, $12,500 senior subordinated note and $9,920 preferred equity. During the six months ended December 31, 2013, we provided an additional $7,600 of subordinated secured financing to AIRMALL. On December 4, 2013, we sold a $972 participation in our term loans in AIRMALL, equal to 2% of the outstanding principal amount of loans on that date. As of December 31, 2013, we own 98% of AIRMALL’s equity securities. AIRMALL’s financial performance has been consistent since the acquisition and we continue to monitor the medium to long-term growth prospects for the company.

During the three and six months ended December 31, 2013, we received distributions of $5,000 and $12,000, respectively, from AIRMALL which were recorded as dividend income. No dividends were received from AIRMALL during the three and six months ended December 31, 2012. Primarily as a result of the distribution of earnings during the six months ended December 31, 2013, the Board of Directors decreased the fair value of our investment in AIRMALL to $49,467 as of December 31, 2013, a discount of $8,032 from its amortized cost, compared to the $3,478 unrealized appreciation recorded at June 30, 2013.

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

On April 1, 2013, we refinanced our existing $38,472 senior loans to Ajax, increasing the size of our debt investment to $38,537. Concurrent with the refinancing, we received repayment of the $18,635 loans that were previously outstanding. On October 11, 2013, we provided $25,000 in preferred equity for the recapitalization of Ajax. After the financing, we received repayment of the $20,008 subordinated unsecured loan previously outstanding. As of December 31, 2013, we control 78.01% of the fully-diluted common and preferred equity.

Due to soft operating results, the Board of Directors decreased the fair value of our investment in Ajax to $24,581 as of December 31, 2013, a discount of $26,012 from its amortized cost, compared to the $6,057 unrealized depreciation recorded at June 30, 2013.

APH Property Holdings, LLC

APH is a holding company that owns 100% of the common stock of American Property Holdings Corp. (“APHC”). APHC is a Maryland corporation and a qualified REIT for federal income tax purposes. APHC was formed to hold for investment, operate, finance, lease, manage and sell a portfolio of real estate assets. As of December 31, 2013, we own 100% of the fully-diluted common equity of APH.

During the year ended June 30, 2013, we provided $125,892 and $26,648 of debt and equity financing, respectively, to APH for the acquisition of various real estate properties. During the six months ended December 31, 2013, we provided $129,850 and $25,614 of debt and equity financing, respectively, to APH for the acquisition of certain properties. In December 2013, APHC, a wholly-owned subsidiary of APH, distributed its investments in fourteen properties: eight to National Property Holdings Corp. (“NPHC”); and six to United Property Holdings Corp. (“UPHC”), two newly formed REIT holding companies which are discussed below. The investments transferred consisted of $98,164 and $20,022 of debt and equity financing, respectively. There was no gain or loss realized on these transactions.

As of December 31, 2013, APHC’s real estate portfolio was comprised of 12 properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties:

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Abbington Pointe	Marietta, GA	12/28/2012	$23,500	$15,275
2	Amberly Place	Tampa, FL	1/17/2013	63,400	39,600
3	Lofton Place	Tampa, FL	4/30/2013	26,000	16,965
4	Vista at Palma Sola	Bradenton, FL	4/30/2013	27,000	17,550
5	Arlington Park	Marietta, GA	5/8/2013	14,850	9,650
6	The Resort	Pembroke Pines, FL	6/24/2013	225,000	157,500
7	Inverness Lakes(1)	Mobile, AL	11/15/2013	29,600	19,400
8	Kings Mill Apartments(1)	Pensacola, FL	11/15/2013	20,750	13,622
9	Crestview at Oakleigh(1)	Pensacola, FL	11/15/2013	17,500	11,488
10	Plantations at Pine Lake(1)	Tallahassee, FL	11/15/2013	18,000	11,817
11	Cordova Regency(1)	Pensacola, FL	11/15/2013	13,750	9,026
12	Verandas at Rocky Ridge(1)	Birmingham, AL	11/15/2013	15,600	10,205
				$494,950	$332,098

(1)          These properties comprise the Gulf Coast Portfolio.

The Board of Directors set the fair value of our investment in APH at $193,902 as of December 31, 2013, equal to its amortized cost.

Energy Solutions Holdings, Inc. (f/k/a Gas Solutions Holdings, Inc.)

Energy Solutions owns interests in other companies operating in the energy sector. These include a company operating offshore supply vessels and ownership of a non-operating biomass plant and several coal mines. Energy Solutions subsidiaries formerly owned interests in a gas gathering and processing system in east Texas.

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

On January 4, 2012, Energy Solutions sold its gas gathering and processing assets (“Gas Solutions”) for a sale price of $199,805, adjusted for the final working capital settlement, including a potential earnout of $28,000 that may be paid based on the future performance of Gas Solutions. Through December 31, 2013, we have not accrued income for any portion of the $28,000 potential payment. After expenses, including structuring fees of $9,966 paid to us, Energy Solutions received $158,687 in cash. The sale of Gas Solutions by Energy Solutions resulted in significant earnings and profits, as defined by the Internal Revenue Code, at Energy Solutions for calendar year 2012. As a result, distributions from Energy Solutions to us were required to be recognized as dividend income, in accordance with ASC 946, as cash distributions were received from Energy Solutions, to the extent there are current year earnings and profits sufficient to support such recognition. During the three and six months ended December 31, 2012, we received distributions of $20,570 and $53,820 from Energy Solutions which were recorded as dividend income, respectively. No such dividends were received during the three or six months ended December 31, 2013.

During the six months ended December 31, 2013, Energy Solutions repaid the remaining $8,500 of our subordinated secured debt to the company. In addition to the repayment of principal, we received $4,812 of make-whole fees for early repayment of the outstanding loan receivables, which was recorded as additional interest income during the six months ended December 31, 2013.

On November 25, 2013, we provided $13,000 in senior secured debt financing for the recapitalization of our investment in Freedom Marine. The subordinated secured loan to Jettco was replaced with a senior secured note to Vessel Holdings II, LLC, a new subsidiary of Freedom Marine. On December 3, 2013, we made a $16,000 senior secured investment in Vessel Holdings III, LLC, another new subsidiary of Freedom Marine. Overall the restructuring of our investment in Freedom Marine provided approximately $16,000 net senior secured debt financing to support the acquisition of two new vessels. We received $2,480 of structuring fees from Energy Solutions related to the Freedom Marine restructuring which was recognized as other income during the six months ended December 31, 2013.

In determining the value of Energy Solutions, we have utilized two valuation techniques to determine the value of the investment: a current value method for the cash balances of Energy Solutions and a liquidation analysis for our interests in CCEHI, CCEI, Freedom Marine and Yatesville. The Board of Directors set the fair value of our investment in Energy Solutions, including the underlying portfolio companies affected by the reorganization, at $33,551 as of December 31, 2013, a discount of $8,716 from its amortized cost, compared to the $7,574 unrealized depreciation recorded at June 30, 2013.

First Tower Holdings of Delaware, LLC

First Tower is a multiline specialty finance company based in Flowood, Mississippi with over 170 branch offices.

On June 15, 2012, we acquired 80.1% of First Tower, LLC businesses for $110,200 in cash and 14,518,207 unregistered shares of our common stock. Based on our share price of $11.06 at the time of issuance, we acquired our 80.1% interest in First Tower for approximately $270,771. As consideration for our investment, First Tower Delaware, which is 100% owned by us, recorded a secured revolving credit facility to us of $244,760 and equity of $43,193. First Tower Delaware owns 80.1% of First Tower Holdings LLC, the holding company of First Tower. The assets of First Tower acquired include, among other things, the subsidiaries owned by First Tower, which hold finance receivables, leaseholds, and tangible property associated with First Tower’s businesses. During the three months ended December 31, 2012, we funded an additional $20,000 of senior secured debt to support seasonally high demand during the holiday season. During the three months ended June 30, 2012, we received $8,075 in structuring fee income.  During the three months ended December 31, 2013, we funded an additional $10,000 to again support seasonal demand. We received $8,000 of structuring fees related to the renegotiation and expansion of First Tower’s revolver with a third party which was recognized as other income during the six months ended December 31, 2013. As of October 31, 2013, First Tower had total assets of approximately $630,325 including $402,475 of finance receivables net of unearned charges. As of December 31, 2013, First Tower’s total debt outstanding to parties senior to us was $273,260.

Due to improved operating results, the Board of Directors increased the fair value of our investment in First Tower to $322,511 as of December 31, 2013, a premium of $4,558 to its amortized cost, compared to the $9,869 unrealized depreciation recorded at June 30, 2013.

NPH Property Holdings, LLC

NPH is a holding company that owns 100% of the common stock of National Property Holdings Corp. (“NPHC”) and 100% of the membership units of NPH Property Holdings II, LLC (“NPH II”). NPHC is a Maryland corporation that intends to qualify to be a REIT for federal income tax purposes. NPHC was formed to hold for investment, operate, finance, lease, manage and sell a portfolio of real estate assets. NPH II is a Delaware single member limited liability company structured to enable Prospect to invest in peer-to-peer loans. As of December 31, 2013, we own 100% of the fully-diluted common equity of NPH.

During the six months ended December 31, 2013, we provided $8,800 and $1,820 of debt and equity financing, respectively, to NPH for the acquisition of certain properties. The eight investments transferred to NPHC from APHC consisted of $79,309 and $16,315 of debt and equity financing, respectively. There was no gain or loss realized on these transactions.

As of December 31, 2013, NPHC’s real estate portfolio was comprised of nine properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties:

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	146 Forest Parkway	Forest Park, GA	10/24/2012	$7,400	$—
2	Bexley	Marietta, GA	11/1/2013	30,600	22,497
3	St. Marin(1)	Coppell, TX	11/19/2013	73,078	53,863
4	Mission Gate(1)	Plano, TX	11/19/2013	47,621	36,148
5	Vinings Corner(1)	Smyrna, GA	11/19/2013	35,691	26,640
6	Central Park(1)	Altamonte Springs, FL	11/19/2013	36,590	27,471
7	City West(1)	Orlando, FL	11/19/2013	23,562	18,533
8	Matthews Reserve(1)	Matthews, NC	11/19/2013	22,063	17,571
9	Indigo	Jacksonville, FL	12/31/2013	38,000	28,500
				$314,605	$231,223

(1)          These properties comprise the Oxford Portfolio.

The Board of Directors set the fair value of our investment in NPH at $106,244 as of December 31, 2013, equal to its amortized cost.

The Healing Staff, Inc.

During the three months ended December 31, 2012, we determined that the impairment of Integrated Contract Services, Inc. (“ICS”) was other-than-temporary and recorded a realized loss of $12,198 for the amount that the amortized cost exceeded the fair value. Our remaining investments are in THS and Vets Securing America, Inc. (“VSA”), wholly-owned subsidiaries of ICS with ongoing operations. THS provides outsourced medical staffing services to governmental and commercial enterprises. VSA provides out-sourced security guards staffed primarily using retired military and police department veterans.

During September and October 2007, we provided $1,170 to THS for working capital through our investment in ICS. In January 2009, we foreclosed on the real and personal property of ICS. Through this foreclosure process, we gained

100% ownership of THS. As part of its strategy to diversify its revenues THS started VSA as a new business in the latter part of 2009. During the year ended June 30, 2011 and the six months ended December 31, 2011, we made follow-on secured debt investments of $1,708 and $874, respectively, to support the ongoing operations of THS and VSA. Effective October 19, 2011, the closing date of the sale by VSA of a commercial real estate asset, $893 of the follow-on secured debt investments were repaid. In early May 2012, we made short-term secured debt investments of $118 and $42, respectively, to support the operations of THS and VSA, which short term debt was repaid in early June 2012. We made no additional fundings during the fiscal year ended June 30, 2013 and the six months ended December 31, 2013. In May 2012, in connection with the implementation of accounts receivable based funding programs for THS and VSA with a third party provider, we agreed to subordinate our first priority security interest in all of the accounts receivable and other assets of THS and VSA to the third party provider of that accounts receivable based funding. During the six months ended December 31, 2013, we received $5,000 of legal cost reimbursement from a litigation settlement, which had been expensed in prior quarters and was recorded as other income during the six months ended December 31, 2013.

Based upon an analysis of the liquidation value of assets, the Board of Directors determined the fair value of our investment in THS and VSA to be zero at December 31, 2013 and June 30, 2013, respectively, a reduction of $3,831 from its amortized cost.

UPH Property Holdings, LLC

UPH is a holding company that owns 100% of the common stock of United Property Holdings Corp. (“UPHC”). UPHC is a Delaware limited liability company that intends to qualify to be a REIT for federal income tax purposes. UPHC was formed to hold for investment, operate, finance, lease, manage and sell a portfolio of real estate assets. As of December 31, 2013, we own 100% of the fully-diluted common equity of UPH.

The six investments transferred to UPHC from APHC consisted of $18,855 and $3,707 of debt and equity financing, respectively. There was no gain or loss realized on these transactions.

As of December 31, 2013, UPHC’s real estate portfolio was comprised of six properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties:

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Eastwood Village(1)	Stockbridge, GA	12/12/2013	$25,957	$19,785
2	Monterey Village(1)	Jonesboro, GA	12/12/2013	11,501	9,193
3	Hidden Creek(1)	Morrow, GA	12/12/2013	5,098	3,619
4	Meadow Springs(1)	College Park, GA	12/12/2013	13,116	10,180
5	Meadow View(1)	College Park, GA	12/12/2013	14,354	11,141
6	Peachtree Landing(1)	Fairburn, GA	12/12/2013	17,224	13,575
				$87,250	$67,493

(1)          These properties comprise the Stonemark Portfolio.

The Board of Directors set the fair value of our investment in UPH at $22,562 as of December 31, 2013, equal to its amortized cost.

Valley Electric Holdings I, Inc.

Valley Electric is a leading provider of specialty electrical services in the state of Washington and is among the top 50 electrical contractors in the U.S. The company, with its headquarters in Everett, Washington, offers a comprehensive array of contracting services, primarily for commercial, industrial, and transportation infrastructure applications, including new installation, engineering and design, design-build, traffic lighting and signalization, low to medium voltage power distribution, construction management, energy management and control systems, 24-hour electrical maintenance and testing, as well as special projects and tenant improvement services. Valley Electric was founded in 1982 by the Ward family, who held the company until the end of 2012.

On December 31, 2012, Valley Electric Holdings II, Inc., a wholly-owned subsidiary of Valley Electric Holdings I, Inc., and management acquired 100% of the outstanding shares of Valley Electric Company of Mount Vernon, Inc. We funded the recapitalization of Valley Electric with $42,572 of debt and $9,526 of equity financing. Through the recapitalization, we acquired a controlling interest in Valley Electric for $7,449 in cash and 4,141,547 unregistered shares of our common stock. As of December 31, 2013, we control 96.3% of the common equity.

Due to soft operating results, the Board of Directors decreased the fair value of our investment in Valley Electric to $38,941 as of December 31, 2013, a discount of $16,287 from its amortized cost, compared to being valued at cost as of June 30, 2013.

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

The Board of Directors set the fair value of our investment in Wolf at $4,563 as of December 31, 2013, a reduction of $3,478 from its amortized cost, compared to the $3,091 unrealized depreciation recorded at June 30, 2013.

Equity positions in the portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results. Four of our controlled companies, Ajax, First Tower, Gulf Coast and Valley Electric, experienced such volatility and experienced fluctuations in valuation during the six months ended December 31, 2013. The value of Ajax decreased to $24,581 as of December 31, 2013, a discount of $26,012 to its amortized cost, compared to the $6,057 unrealized depreciation recorded at June 30, 2013 due to a decline in operating results. The value of our equity position in First Tower increased to $322,511 as of December 31, 2013, a premium of $4,558 to its amortized cost, compared to the $9,869 unrealized depreciation recorded at June 30, 2013 as there has been improvement in operating results during the six months ended December 13, 2013. The value of Gulf Coast decreased to $12,414 as of December 31, 2013, a discount of $31,036 to its amortized cost, compared to the $9,241 unrealized depreciation recorded at June 30, 2013 due to a decline in operating results. The value of Valley Electric decreased to $38,941 as of December 31, 2013, a discount of $16,287 to its amortized cost, compared to the value of $53,615 recorded at June 30, 2013, equal to its cost, due to a decline in operating results. Seven of the other controlled investments have been valued at discounts to the original investment. Ten of the other control investments are valued at the original investment amounts or higher. Overall, at December 31, 2013, control investments are valued at $72,986 below their amortized cost.

We hold three affiliate investments at December 31, 2013. One of our affiliate portfolio companies, Boxercraft, experienced a meaningful decrease in valuation during the six months ended December 31, 2013 due to declining operating results. As of December 31, 2013, Boxercraft is valued at $5,611, a discount of $11,538 to its amortized cost, compared to the $7,375 unrealized depreciation recorded at June 30, 2013. Overall, at December 31, 2013, affiliate investments are valued $10,398 below their amortized cost.

With the non-control/non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is generally limited on the high side to each loan’s par value, plus any prepayment premia that could be imposed. Many of the debt investments in this category have not experienced a significant change in value, as they were previously valued at or near par value. Non-control/Non-affiliate investments did not experience significant changes in valuation and are generally performing as expected or better than expected. Two of our Non-control/Non-affiliate investments, Stryker Energy, LLC (“Stryker”) and Wind River Resources Corporation (“Wind River”), are valued at a discount to amortized cost due to a decline in the operating results of the operating companies from those originally underwritten. Overall, at December 31, 2013, other non-control/non-affiliate investments are valued at $40,511 above their amortized cost, excluding our investments in Stryker and Wind River, as the remaining companies are generally performing as or better than expected.

Capitalization

Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt currently consists of a revolving credit facility availing us of the ability to borrow debt subject to borrowing base determinations and Senior Convertible Notes which we issued in December 2010, February 2011, April 2012, August 2012 and December 2012, Senior Unsecured Notes, and Prospect Capital InterNotes®, which we may issue from time to time, and our equity capital, which is comprised entirely of common equity. The following table shows the Revolving Credit Facility, Senior Convertible Notes, Senior Unsecured Notes and Prospect Capital InterNotes® amounts and outstanding borrowings at December 31, 2013 and June 30, 2013:

	As of December 31, 2013		As of June 30, 2013
	Maximum Draw Amount	Amount Outstanding	Maximum Draw Amount	Amount Outstanding
Revolving Credit Facility	$650,000	$—	$552,500	$124,000
Senior Convertible Notes	847,500	847,500	847,500	847,500
Senior Unsecured Notes	347,814	347,814	347,725	347,725
Prospect Capital InterNotes®	600,907	600,907	363,777	363,777

The following table shows the contractual maturity of our Revolving Credit Facility, Senior Convertible Notes, Senior Unsecured Notes and Prospect Capital InterNotes® at December 31, 2013:

	Payments Due by Period

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$—	$—	$—	$—	$—
Senior Convertible Notes	847,500	—	317,500	330,000	200,000
Senior Unsecured Notes	347,814	—	—	—	347,814
Prospect Capital InterNotes®	600,907	—	5,710	144,588	450,609
Total Contractual Obligations	$1,796,221	$—	$323,210	$474,588	$998,423

We have and expect to continue to fund a portion of our cash needs through borrowings from banks, issuances of senior securities, including secured, unsecured and convertible debt securities, or issuances of common equity. For flexibility, we maintain a universal shelf registration statement that allows for the public offering and sale of our debt securities, common stock, preferred stock, subscription rights, and warrants and units to purchase such securities in an amount up to $5,000,000 less issuances to date. As of December 31, 2013, we can issue up to $4,595,882 of additional debt and equity securities in the public market under this shelf registration. We may from time to time issue securities pursuant to the shelf registration statement or otherwise pursuant to private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.

Revolving Credit Facility

On March 27, 2012, we closed on an expanded five-year $650,000 revolving credit facility with a syndicate of lenders through PCF (the “2012 Facility”). The lenders have extended commitments of $650,000 under the 2012 Facility as of December 31, 2013, which was increased to $712,500 in January 2014 (see Recent Developments). The 2012 Facility includes an accordion feature which allows commitments to be increased up to $1,000,000 in the aggregate after the 2012 Facility accordion feature was increased from $650,000 in January 2014 (see Recent Developments). The revolving period of the 2012 Facility extends through March 2015, with an additional two year amortization period (with distributions allowed) after the completion of the revolving period. During such two year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the two year amortization period, the remaining balance will become due, if required by the lenders.

The 2012 Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The 2012 Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the 2012 Facility. The 2012 Facility also requires the maintenance of a minimum liquidity requirement. At December 31, 2013, we were in compliance with the applicable covenants.

Interest on borrowings under the 2012 Facility is one-month Libor plus 275 basis points with no minimum Libor floor. Additionally, the lenders charge a fee on the unused portion of the 2012 Facility equal to either 50 basis points, if at least half of the credit facility is drawn, or 100 basis points otherwise. The 2012 Facility requires us to pledge assets as collateral in order to borrow under the credit facility. As of December 31, 2013 and June 30, 2013, we had $577,548 and $473,508, respectively, available to us for borrowing under the 2012 Facility, of which the amount outstanding was zero and $124,000, respectively. As additional investments that are eligible are transferred to PCF and pledged under the 2012 Facility, PCF will generate additional availability up to the current commitment amount of $712,500. At December 31, 2013, the investments used as collateral for the 2012 Facility had an aggregate fair value of $1,075,441, which represents 21.1% of our total investments and money market funds. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and as such, these investments are not available to our general creditors. The release of any assets from PCF requires the approval of the facility agent.

In connection with the origination and amendments of the 2012 Facility, we incurred $12,127 of fees, including $1,319 of fees carried over from the previous facility, which are being amortized over the term of the facility in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $5,639 remains to be amortized and is included within deferred financing costs on the Consolidated Statements of Assets and Liabilities as of December 31, 2013.

During the three months ended December 31, 2013 and December 31, 2012, we recorded $2,600 and $2,227, respectively, of interest costs, unused fees and amortization of financing costs on the 2012 Facility as interest expense. During the six months ended December 31, 2013 and December 31, 2012, we recorded $5,076 and $4,395, respectively, of interest costs, unused fees and amortization of financing costs on the 2012 Facility as interest expense.

Senior Convertible Notes

On December 21, 2010, we issued $150,000 aggregate principal amount of senior convertible notes that mature on December 15, 2015 (the “2015 Notes”), unless previously converted or repurchased in accordance with their terms. The 2015 Notes bear interest at a rate of 6.25% per year, payable semi-annually on June 15 and December 15 of each year, beginning June 15, 2011. Total proceeds from the issuance of the 2015 Notes, net of underwriting discounts and offering costs, were $145,200.

On February 18, 2011, we issued $172,500 aggregate principal amount of senior convertible notes that mature on August 15, 2016 (the “2016 Notes”), unless previously converted or repurchased in accordance with their terms. The 2016 Notes bear interest at a rate of 5.50% per year, payable semi-annually on February 15 and August 15 of each year, beginning August 15, 2011. Total proceeds from the issuance of the 2016 Notes, net of underwriting discounts and offering costs, were $167,325. Between January 30, 2012 and February 2, 2012, we repurchased $5,000 of the 2016 Notes at a price of 97.5, including commissions. The transactions resulted in our recognizing $10 of loss in the year ended June 30, 2012.

On April 16, 2012, we issued $130,000 aggregate principal amount of senior convertible notes that mature on October 15, 2017 (the “2017 Notes”), unless previously converted or repurchased in accordance with their terms. The 2017 Notes bear interest at a rate of 5.375% per year, payable semi-annually on April 15 and October 15 of each year, beginning October 15, 2012. Total proceeds from the issuance of the 2017 Notes, net of underwriting discounts and offering costs, were $126,035.

On August 14, 2012, we issued $200,000 aggregate principal amount of senior convertible notes that mature on March 15, 2018 (the “2018 Notes”), unless previously converted or repurchased in accordance with their terms. The 2018 Notes bear interest at a rate of 5.75% per year, payable semi-annually on March 15 and September 15 of each year, beginning March 15, 2013. Total proceeds from the issuance of the 2018 Notes, net of underwriting discounts and offering costs, were $193,600.

On December 21, 2012, we issued $200,000 aggregate principal amount of senior convertible notes that mature on January 15, 2019 (the “2019 Notes”), unless previously converted or repurchased in accordance with their terms. The 2019 Notes bear interest at a rate of 5.875% per year, payable semi-annually on January 15 and July 15 of each year, beginning July 15, 2013. Total proceeds from the issuance of the 2019 Notes, net of underwriting discounts and offering costs, were $193,600.

Certain key terms related to the convertible features for the 2015 Notes, the 2016 Notes, the 2017 Notes, the 2018 Notes, and the 2019 Notes (collectively, the “Senior Convertible Notes”) are listed below.

	2015 Notes	2016 Notes	2017 Notes	2018 Notes	2019 Notes
Initial conversion rate(1)	88.0902	78.3699	85.8442	82.3451	79.7766
Initial conversion price	$11.35	$12.76	$11.65	$12.14	$12.54
Conversion rate at December 31, 2013(1)(2)	89.0157	78.5395	86.1162	82.8631	79.7885
Conversion price at December 31, 2013(2)(3)	$11.23	$12.73	$11.61	$12.07	$12.53
Last conversion price calculation date	12/21/2013	2/18/2013	4/16/2013	8/14/2013	12/21/2013
Dividend threshold amount (per share)(4)	$0.101125	$0.101150	$0.101500	$0.101600	$0.110025

(1)          Conversion rates denominated in shares of common stock per $1 principal amount of the Senior Convertible Notes converted.

(2)          Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)          The conversion price in effect at December 31, 2013 was calculated on the last anniversary of the issuance and will be adjusted again on the next anniversary, unless the exercise price shall have changed by more than 1% before the anniversary.

(4)          The conversion rate is increased if monthly cash dividends paid to common shares exceed the monthly dividend threshold amount, subject to adjustment.

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

No holder of Senior Convertible Notes will be entitled to receive shares of our common stock upon conversion to the extent (but only to the extent) that such receipt would cause such converting holder to become, directly or indirectly, a beneficial owner (within the meaning of Section 13(d) of the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder) of more than 5.0% of the shares of our common stock outstanding at such time. The 5.0% limitation shall no longer apply following the effective date of any fundamental change. We will not issue any shares in connection with the conversion or redemption of the Senior Convertible Notes which would equal or exceed 20% of the shares outstanding at the time of the transaction in accordance with NASDAQ rules.

Subject to certain exceptions, holders may require us to repurchase, for cash, all or part of their Senior Convertible Notes upon a fundamental change at a price equal to 100% of the principal amount of the Senior Convertible Notes being repurchased plus any accrued and unpaid interest up to, but excluding, the fundamental change repurchase date. In addition, upon a fundamental change that constitutes a non-stock change of control we will also pay holders an amount in cash equal to the present value of all remaining interest payments (without duplication of the foregoing amounts) on such Senior Convertible Notes through and including the maturity date.

In connection with the issuance of the Senior Convertible Notes, we incurred $27,030 of fees which are being amortized over the terms of the notes, of which $18,015 remains to be amortized and is included within deferred financing costs on the Consolidated Statements of Assets and Liabilities as of December 31, 2013.

During the three months ended December 31, 2013 and December 31, 2012, we recorded $13,360 and $10,564, respectively, of interest costs and amortization of financing costs on the Senior Convertible Notes as interest expense. During the six months ended December 31, 2013 and December 31, 2012, we recorded $26,670 and $19,230, respectively, of interest costs and amortization of financing costs on the Senior Convertible Notes as interest expense.

Senior Unsecured Notes

On May 1, 2012, we issued $100,000 aggregate principal amount of senior unsecured notes that mature on November 15, 2022 (the “2022 Notes”). The 2022 Notes bear interest at a rate of 6.95% per year, payable quarterly on February 15, May 15, August 15 and November 15 of each year, beginning August 15, 2012. Total proceeds from the issuance of the 2022 Notes, net of underwriting discounts and offering costs, were $97,000.

On March 15, 2013, we issued $250,000 aggregate principal amount of senior unsecured notes that mature on March 15, 2023 (the “2023 Notes”). The 2023 Notes bear interest at a rate of 5.875% per year, payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2013. Total proceeds from the issuance of the 2023 Notes, net of underwriting discounts and offering costs, were $245,885.

The 2022 Notes and the 2023 Notes (collectively, the “Senior Unsecured Notes”) are direct unsecured obligations and rank equally with all of our unsecured senior indebtedness from time to time outstanding.

In connection with the issuance of the Senior Unsecured Notes, we incurred $7,364 of fees which are being amortized over the term of the notes, of which $6,732 remains to be amortized and is included within deferred financing costs on the Consolidated Statements of Assets and Liabilities as of December 31, 2013.

During the three months ended December 31, 2013 and December 31, 2012, we recorded $5,596 and $1,814, respectively, of interest costs and amortization of financing costs on the Senior Unsecured Notes as interest expense. During the six months ended December 31, 2013 and December 31, 2012, we recorded $11,173 and $3,621, respectively, of interest costs and amortization of financing costs on the Senior Unsecured Notes as interest expense.

Prospect Capital InterNotes®

On February 16, 2012, we entered into a Selling Agent Agreement (the “Selling Agent Agreement”) with Incapital LLC, as purchasing agent for our issuance and sale from time to time of up to $500,000 of Prospect Capital InterNotes® (the “InterNotes® Offering”), which was subsequently increased to $1,000,000. Additional agents may be appointed by us from time to time in connection with the InterNotes® Offering and become parties to the Selling Agent Agreement.

These notes are direct unsecured senior obligations and rank equally with all of our unsecured senior indebtedness outstanding. Each series of notes will be issued by a separate trust. These notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.

During the six months ended December 31, 2013, we issued $238,780 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of approximately $234,239. These notes were issued with stated interest rates ranging from 4.0% to 6.75% with a weighted average rate of 5.25%. These notes mature between October 15, 2016 and October 15, 2043.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$5,710	4.00%	4.00%	October 15, 2016
3.5	3,149	4.00%	4.00%	April 15, 2017
4	16,545	4.00%	4.00%	November 15, 2017 – December 15, 2017
5	125,580	4.75%–5.00%	4.99%	July 15, 2018 – December 15, 2018
5.5	3,820	5.00%	5.00%	February 15, 2019
6.5	1,800	5.50%	5.50%	February 15, 2020
7	34,438	5.50%–5.75%	5.54%	June 15, 2020 – December 15, 2020
7.5	1,996	5.75%	5.75%	February 15, 2021
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	2,495	6.00%	6.00%	August 15, 2028 – November 15, 2028
18	4,062	6.00%–6.25%	6.21%	July 15, 2031 – August 15, 2031
20	2,791	6.00%	6.00%	September 15, 2033 – October 15, 2033
25	13,266	6.50%	6.50%	August 15, 2038 – December 15, 2038
30	20,150	6.50%–6.75%	6.60%	July 15, 2043 – October 15, 2043
	$238,780

During the six months ended December 31, 2013, we repaid $1,650 in aggregate principal amount of our Prospect Capital InterNotes® in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. Below are the Prospect Capital InterNotes® outstanding as of December 31, 2013:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$5,710	4.00%	4.00%	October 15, 2016
3.5	3,149	4.00%	4.00%	April 15, 2017
4	16,545	4.00%	4.00%	November 15, 2017 – December 15, 2017
5	125,580	4.75%–5.00%	4.99%	July 15, 2018 – December 15, 2018
5.5	3,820	5.00%	5.00%	February 15, 2019
6.5	1,800	5.50%	5.50%	February 15, 2020
7	229,220	4.00%–6.55%	5.40%	June 15, 2019 – December 15, 2020
7.5	1,996	5.75%	5.75%	February 15, 2021
10	18,102	3.24%–7.00%	6.55%	March 15, 2022 – April 15, 2023
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	17,495	5.00%–6.00%	5.14%	May 15, 2028 – November 15, 2028
18	26,099	4.125%–6.25%	5.48%	December 15, 2030 – August 15, 2031
20	5,897	5.625%–6.00%	5.84%	November 15, 2032 – October 15, 2033
25	13,266	6.50%	6.50%	August 15, 2038 – December 15, 2038
30	129,250	5.50%–6.75%	6.22%	November 15, 2042 – October 15, 2043
	$600,907

In connection with the issuance of the Prospect Capital InterNotes®, we incurred $15,868 of fees which are being amortized over the term of the notes, of which $15,084 remains to be amortized and is included within deferred financing costs on the Consolidated Statements of Assets and Liabilities as of December 31, 2013.

During the three months ended December 31, 2013 and December 31, 2012, we recorded $7,700 and $1,809, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense. During the six months ended December 31, 2013 and December 31, 2012, we recorded $13,744 and $2,679, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.

Net Asset Value

During the six months ended December 31, 2013, we issued $592,658 of additional equity, net of underwriting and offering costs, by issuing 53,422,471 shares of our common stock. The following table shows the calculation of net asset value per share as of December 31, 2013 and June 30, 2013:

	As of December 31, 2013	As of June 30, 2013
Net assets	$3,231,099	$2,656,494
Shares of common stock issued and outstanding	301,259,436	247,836,965
Net asset value per share	$10.73	$10.72

At December 31, 2013, we had 301,259,436 shares of our common stock issued and outstanding.

Results of Operations

Net increase in net assets resulting from operations for the three months ended December 31, 2013 and December 31, 2012 was $85,362 and $46,489, respectively, representing $0.30 and $0.24 per weighted average share, respectively. The increase is primarily due to a $45,874, or $0.25 per weighted average share, favorable decrease in our net realized losses and net change in unrealized depreciation on investments. (See Net Realized Losses and Increase in Net Assets from Changes in Unrealized Depreciation.) The favorable decrease in realized losses and unrealized depreciation is partially offset by a $7,001, or $0.19 per weighted average share, decline in net investment income primarily due to a decrease in dividend income from our investments in Energy Solutions and R-V, a decrease in the average rate of interest earned on investments, and an increase in interest expense due to additional debt financing.

Net increase in net assets resulting from operations for the six months ended December 31, 2013 and December 31, 2012 was $165,262 and $93,738, respectively, representing $0.61 and $0.52 per weighted average share, respectively. The increase is primarily due to a $70,215, or $0.41 per weighted average share, favorable decrease in our net realized losses and net change in unrealized depreciation on investments. (See Net Realized Losses and Increase in Net Assets from Changes in Unrealized Depreciation.) The favorable decrease in realized losses and unrealized depreciation is partially offset by a $1,309, or $0.33 per weighted average share, decline in net investment income primarily due to a decrease in dividend income from our investments in American Gilsonite Company (“AGC”), Energy Solutions and R-V, a decrease in the average rate of interest earned on investments, and an increase in interest expense due to additional debt financing.

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

Investment income, which consists of interest income, including accretion of loan origination fees and prepayment penalty fees, dividend income and other income, including settlement of net profits interests, overriding royalty interests and structuring fees, was $178,090 and $166,035 for the three months ended December 31, 2013 and December 31, 2012, respectively. Investment income was $339,124 and $289,671 for the six months ended December 31, 2013 and December 31, 2012, respectively. During the three and six months ended December 31, 2013, the increase in investment income is primarily the result of a larger income producing portfolio.

The following table describes the various components of investment income and the related levels of debt investments:

	For The Three Months Ended December 31,		For The Six Months Ended December 31,

	2013	2012	2013	2012
Interest income	$147,103	$116,866	$285,524	$195,176
Dividend income	8,892	31,955	15,981	68,163
Other income	22,095	17,214	37,619	26,332
Total investment income	$178,090	$166,035	$339,124	$289,671

Average debt principal of performing investments	$4,484,433	$2,536,141	$4,331,891	$2,341,813
Weighted average interest rate earned on performing assets	12.84%	18.03%	12.90%	16.31%

Average interest income producing assets have increased from $2,536,141 for the three months ended December 31, 2012 to $4,484,433 for the three months ended December 31, 2013. The average yield on interest bearing performing assets decreased from 18.0% for the three months ended December 31, 2012 to 12.8% for the three months ended December 31, 2013. Average interest income producing assets have increased from $2,341,813 for the six months ended December 31, 2012 to $4,331,891 for the six months ended December 31, 2013. The average yield on interest bearing performing assets decreased from 16.3% for the six months ended December 31, 2012 to 12.9% for the six months ended December 31, 2013. The decrease in annual returns is primarily due to a decline in prepayment penalty income driven by a $9,331 decrease in the make-whole fees we received from Energy Solutions. The decrease in our current yield is also the result of senior secured loan refinancing activity that took place in the leveraged loan market and within our CLO portfolios during the first half of calendar year 2013, and to a lesser extent, originations at lower rates than our average portfolio yield. Excluding these adjustments, our annual return would have been 13.3% for both the three and six months ended December 31, 2012.

Investment income is also generated from dividends and other income. Dividend income decreased from $31,955 for the three months ended December 31, 2012 to $8,892 for the three months ended December 31, 2013. The decrease in dividend income is primarily attributed to a $20,570 decrease in the level of dividends received from our investment in Energy Solutions. The sale of Gas Solutions by Energy Solutions resulted in significant earnings and profits, as defined by the Internal Revenue Code, at Energy Solutions for calendar year 2012. As a result, we received dividends from Energy Solutions of $20,570 during the three months ended December 31, 2012. No such dividends were received during the three months ended December 31, 2013 related to our investment in Energy Solutions. The decrease in dividend income is also attributed to a $10,270 decrease in the level of dividends received from our investment in R-V. We received dividends from R-V of $877 and $11,147 during the three months ended December 31, 2013 and December 31, 2012, respectively. The $11,147 of dividends received from R-V during the three months ended December 31, 2012 include a $11,073 distribution as part of R-V’s recapitalization in November 2012 for which we provided an additional $9,500 of senior secured financing. The decrease in dividend income was partially offset by dividends of $5,000 and $3,000 received from our investments in AIRMALL and Credit Central, respectively, during the three months ended December 31, 2013. No dividends were received from AIRMALL or Credit Central during the three months ended December 31, 2012.

Dividend income decreased from $68,163 for the six months ended December 31, 2012 to $15,981 for the six months ended December 31, 2013. The decrease in dividend income is primarily attributed to a $53,820 decrease in the level of dividends received from our investment in Energy Solutions. As described above, the sale of Gas Solutions by Energy Solutions resulted in significant earnings and profits, as defined by the Internal Revenue Code, at Energy Solutions for calendar year 2012. As a result, we received dividends from Energy Solutions of $53,820 during the six months ended December 31, 2012. No such dividends were received during the six months ended December 31, 2013 related to our investment in Energy Solutions. The decrease in dividend income is also attributed to a $10,195 decrease in the level of dividends received from our investment in R-V. We received dividends from R-V of $952 and $11,147 during the six months ended December 31, 2013 and December 31, 2012, respectively. The $11,147 of dividends received from R-V during the six months ended December 31, 2012 include a $11,073 distribution as part of R-V’s recapitalization in November 2012 for which we provided an additional $9,500 of senior secured financing. The decrease in dividend income is further attributed to a $2,945 decrease in dividends received from our investment in AGC. We received dividends of $2,945 from AGC during the six months ended December 31, 2012. No such dividends were received during the six months ended December 31, 2013 related to our investment in AGC. The decrease in dividend income was partially offset by dividends of $12,000 and $3,000 received from our investments in AIRMALL and Credit Central, respectively, during the six months ended December 31, 2013. No dividends were received from AIRMALL or Credit Central during the six months ended December 31, 2012.

Other income has come primarily from structuring fees, overriding royalty interests, and settlement of net profits interests. Comparing the three months ended December 31, 2012 to the three months ended December 31, 2013, income from other sources increased from $17,214 to $22,095. This $4,881 increase is primarily due to a $4,039 increase in structuring fees. During the three months ended December 31, 2013, we recognized structuring fees of $19,353. Included within this amount is an $8,000 fee from First Tower Delaware related to the renegotiation and expansion of First Tower’s third party revolver for which a fee was received in December 2013. The remaining $11,353 of structuring fees recognized during the three months ended December 31, 2013 resulted from follow-on investments and new originations, primarily from our investments in APH, Freedom Marine, Nationwide and PrimeSport. During the three months ended December 31, 2012, we recognized structuring fees of $15,314 primarily from our investments in Credit Central, Ryan, LLC, and United Sporting Companies, Inc.

Comparing the six months ended December 31, 2012 to the six months ended December 31, 2013, income from other sources increased from $26,332 to $37,619. This $11,287 increase is primarily due to $5,000 of legal cost reimbursement from a litigation settlement, which has been expensed in prior quarters, a $3,740 increase in structuring fees and a $1,272 increase in royalty interests from our controlled investments, particularly APH, Credit Central, First Tower and Nationwide. During the six months ended December 31, 2013 and December 31, 2012, we recognized structuring fees of $28,013 and $24,273, respectively, from new originations, restructurings and follow-on investments. Included within the $28,013 of structuring fees recognized during the six months ended December 31, 2013, is an $8,000 fee from First Tower Delaware discussed above. Excluding this $8,000 fee, other income recognized from structuring fees decreased by $4,260 primarily as a result of fewer originations during the six months ended December 31, 2013 in comparison to the six months ended December 31, 2012.

Operating Expenses

Our primary operating expenses consist of investment advisory fees (base management and income incentive fees), borrowing costs, legal and professional fees and other operating and overhead-related expenses. These expenses include our allocable portion of overhead under the Administration Agreement with Prospect Administration under which Prospect Administration provides administrative services and facilities for us. Our investment advisory fees compensate Prospect Capital Management (the “Investment Adviser”) for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions. Operating expenses were $85,875 and $66,819 for the three months ended December 31, 2013 and December 31, 2012, respectively, or approximately $0.30 and $0.34 per weighted average share outstanding, respectively. Operating expenses were $164,572 and $116,428 for the six months ended December 31, 2013 and December 31, 2012, respectively, or approximately $0.60 and $0.65 per weighted average share outstanding, respectively.

The base management fee was $25,075 and $16,306 for the three months ended December 31, 2013 and December 31, 2012, respectively. This $8,769 increase is directly related to our growth in total assets. For the three months ended December 31, 2013 and December 31, 2012, we incurred $23,054 and $24,804, respectively, of income incentive fees. The $1,750 decrease in the income incentive fee for the respective three-month period is driven by a $8,751 decrease in pre-incentive fee net investment income from $124,020 for the three months ended December 31, 2012 to $115,269 for the three months ended December 31, 2013, primarily due to an increase in interest income from a larger asset base and partially offset by a decrease in dividend income from Energy Solutions and R-V and increase in expense.

The base management fee was $48,120 and $29,534 for the six months ended December 31, 2013 and December 31, 2012, respectively. This $18,586 increase is directly related to our growth in total assets. For the six months ended December 31, 2013 and December 31, 2012, we incurred $43,638 and $43,311, respectively, of income incentive fees. The $327 increase in the income incentive fee for the respective six-month period is driven by a $1,636 increase in pre-incentive fee net investment income from $216,554 for the six months ended December 31, 2012 to $218,190 for the three months ended December 31, 2013, primarily due to an increase in interest income from a larger asset base and partially offset by a decrease in dividend income from R-V and Energy Solutions. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.

During the three months ended December 31, 2013 and December 31, 2012, we incurred $29,256 and $16,414, respectively, of expenses related to our 2012 Facility, Prospect Capital InterNotes®, Senior Unsecured Notes and Senior Convertible Notes. During the six months ended December 31, 2013 and December 31, 2012, we incurred $56,663 and $29,925, respectively, of expenses related to our 2012 Facility, Prospect Capital InterNotes®, Senior Unsecured Notes and Senior Convertible Notes. These expenses are related directly to the leveraging capacity put into place for each of those years and the levels of indebtedness actually undertaken in those years. The table below describes the various expenses of our 2012 Facility, Prospect Capital InterNotes®, Senior Unsecured Notes and Senior Convertible Notes and the related indicators of leveraging capacity and indebtedness during these periods.

	For The Three Months Ended December 31,		For The Six Months Ended December 31,

	2013	2012	2013	2012
Interest on borrowings	$25,096	$13,140	$48,620	$23,610
Amortization of deferred financing costs	2,614	1,950	5,086	3,724
Commitment and other fees	1,546	1,324	2,957	2,591
Total	$29,256	$16,414	$56,663	$29,925

Weighted-average debt outstanding	$1,730,214	$890,902	$1,672,256	$800,789
Weighted-average interest rate	5.80%	5.90%	5.81%	5.90%
Weighted-average interest rate including amortization of deferred financing costs	6.38%	6.78%	6.41%	6.83%
2012 Facility amount at beginning of period	$567,500	$517,500	$552,500	$492,500

The increase in interest expense for the three months ended December 31, 2013 is primarily due to the issuance of additional Prospect Capital InterNotes®, the 2023 Notes and the 2019 Notes, for which we incurred $11,584 of collective interest expense. The weighted average interest rate on borrowings (excluding amortization and undrawn facility fees) decreased from 5.90% to 5.80% as of December 31, 2012 and December 31, 2013, respectively. This decrease is primarily due to issuances of our Prospect Capital InterNotes® at lower coupon rates. The weighted average interest rate on our Prospect Capital InterNotes® decreased from 5.97% as of December 31, 2012 to 5.48% as of December 31, 2013.

The allocation of overhead expense from Prospect Administration was $3,986 and $2,139 for the three months ended December 31, 2013 and December 31, 2012, respectively. The allocation of overhead expense from Prospect Administration was $7,972 and $4,323 for the six months ended December 31, 2013 and December 31, 2012, respectively. As our portfolio continues to grow, we expect Prospect Administration to continue to increase the size of its administrative and financial staff.

Excise tax was $1,000 and $4,500 for the three months ended December 31, 2013 and December 31, 2012, respectively. Excise tax was $2,000 and $4,500 for the six months ended December 31, 2013 and December 31, 2012, respectively. For the calendar year ended December 31, 2012, we elected to retain a portion of our annual taxable income and have paid $4,500 for the excise tax due with the filing of the return. As of December 31, 2013, we have $4,000 accrued as an estimate of the excise tax due for continuing to retain a portion of our annual taxable income for the calendar year ending December 31, 2013.

Total operating expenses, net of investment advisory fees, interest and credit facility expenses, allocation of overhead from Prospect Administration, and excise tax (“Other Operating Expenses”), were $3,504 and $2,656 for the three months ended December 31, 2013, and December 31, 2012, respectively, holding consistent at approximately $0.01 per weighted average share outstanding. Other Operating Expenses were $6,179 and $4,835 for the six months ended December 31, 2013, and December 31, 2012, respectively. The increase of $1,344, representing less than $0.01 per weighted average share outstanding, is primarily due to an increase in our investor relations expense which is included within other general and administrative expenses. Investor relations expense increased due to increased proxy costs incurred for our larger investor base.

Net Investment Income

Net investment income represents the difference between investment income and operating expenses. Our net investment income was $92,215 and $99,216 for the three months ended December 31, 2013 and December 31, 2012, respectively, or $0.32 per weighted average share and $0.51 per weighted average share, respectively. The $7,001 decrease in net investment income is primarily due to a $19,056 increase in operating expenses partially offset by a $12,055 increase in investment income. The $19,056 increase in operating expenses results from the growing size of our portfolio for which we incurred an additional $8,769 of base management fees. We also incurred an additional $12,842 of interest and credit facility expenses during the three months ended December 31, 2013 as we maintain consistent leverage on our growing portfolio. The $12,055 increase in investment income is from a larger income producing portfolio partially offset by a decrease in dividend income from our investments in Energy Solutions and R-V. The $0.19 per share decrease in net investment income for the three months ended December 31, 2013 is primarily due to a $0.13 per weighted average share decrease in dividend income primarily due to a decline in the level of dividends received from our investments in Energy Solutions and R-V, and a $0.10 per weighted average share decrease in interest income, net of interest and credit facility expenses. These decreases are partially offset by a $0.04 per weighted average share decrease in advisory fees.

Our net investment income was $174,552 and $173,243 for the six months ended December 31, 2013 and December 31, 2012, respectively, or $0.64 per weighted average share and $0.97 per weighted average share, respectively. The $1,309 increase for the six months ended December 31, 2013 is primarily the result of a $49,453 increase in investment income due to a larger income producing portfolio partially offset by a decrease in dividend income from our investments in AGC, Energy Solutions and R-V. The $49,453 increase in investment income is partially offset by an increase in operating expenses of $48,144, primarily due to a $18,913 increase in advisory fees due to the growing size of our portfolio and related income and $26,738 of additional interest and credit facility expenses. The $0.33 per share decrease in net investment income for the six months ended December 31, 2013 is primarily due to a $0.32 per weighted average share decrease in dividend income primarily due to a decline in the level of dividends received from our investment in AGC, Energy Solutions and R-V, and a $0.08 per weighted average share decrease in interest income, net of interest and credit facility expenses. These decreases are partially offset by a $0.07 per weighted average share decrease in income incentive fees.

Net Realized Losses

Net realized losses were $5,671 and $8,123 for the three months ended December 31, 2013 and December 31, 2012, respectively. The net realized loss of $5,671 for the three months ended December 31, 2013 was due primarily to a $7,853 realized loss from the sale of our loan receivable in NBS at a discount. This loss was partially offset by a $1,183 gain realized when the subordinated notes of Apidos III were called in October 2013. The net realized loss of $8,123 for the three months ended December 31, 2012 was due primarily to the impairment of ICS. During the three months ended December 31, 2012, we determined that the impairment of ICS was other-than-temporary and recorded a realized loss of $12,198 for the amount that the amortized cost exceeded the fair market value. This loss was offset primarily by the sale of Northwestern Management Services, LLC (“Northwestern”) common stock for which we realized a gain of $1,862 and sale of Shearer’s Foods, Inc. (“Shearer’s”) membership units for which we realized a gain of $2,027.

Net realized losses were $1,882 and $6,348 for the six months ended December 31, 2013 and December 31, 2012, respectively. The net realized loss of $1,882 for the six months ended December 31, 2013 was due primarily to the $7,853 realized loss related to the sale of our loan receivable in NBS at a discount. This loss was partially offset by a $3,252 gain realized from the release of escrowed amounts to us related to our investment in NRG and a $1,183 gain realized when the subordinated notes from Apidos VIII were called in October 2013. The net realized loss for the six months ended December 31, 2012 was primarily due to the impairment of ICS, sale of our equity investments in Northwestern and Shearer’s, and sale of our common stock in Iron Horse Coiled Tubing, Inc. for which we realized a gain of $1,772.

Decrease in Net Assets from Changes in Unrealized Depreciation

Net decrease in net assets from changes in unrealized depreciation was $1,182 and $44,604 for the three months ended December 31, 2013 and December 31, 2012, respectively. The variability in results is primarily due to the valuation of equity positions in our portfolio susceptible to significant changes in value, both increases as well as decreases, due to operating results. For the three months ended December 31, 2013, the $1,182 net change in unrealized depreciation was driven by significant write-downs of our equity investments in AIRMALL, Ajax, Gulf Coast and Valley Electric. These instances of unrealized depreciation were partially offset by unrealized appreciation related to NBS and our CLO equity investments. During the three months ended December 31, 2013, we sold our debt investment in NBS at a discount and realized a loss of $7,853, reducing the amount previously recorded unrealized depreciation. Included within the change in net unrealized appreciation of $1,182 for the three months ended December 31, 2013 is $7,751 of unrealized appreciation resulting from the sale of NBS.

Net decrease in net assets from changes in unrealized depreciation was $7,408 and $73,157 for the six months ended December 31, 2013 and December 31, 2012, respectively. The variability in results is primarily due to the valuation of equity positions in our portfolio susceptible to significant changes in value, both increases as well as decreases, due to operating results. For the six months ended December 31, 2013, the $7,408 net change in unrealized depreciation was driven by significant write-downs of our equity investments in AIRMALL, Ajax and Valley Electric. We also recognized a decline in value for our investment in Gulf Coast due to a decrease in the company’s operating results. These instances of unrealized depreciation were partially offset by unrealized appreciation in First Tower and our CLO equity investments.

Financial Condition, Liquidity and Capital Resources

For the six months ended December 31, 2013 and December 31, 2012, our operating activities used $536,080 and $1,102,242 of cash, respectively. There were no investing activities for the six months ended December 31, 2013 and December 31, 2012. Financing activities provided $501,260 and $1,101,636 of cash during the six months ended December 31, 2013 and December 31, 2012, respectively, which included dividend payments of $168,290 and $97,577, respectively.

Our primary uses of funds have been to continue to invest in portfolio companies, through both debt and equity investments, repay outstanding borrowings and to make cash distributions to holders of our common stock.

Our primary sources of funds have been issuances of debt and equity. We have and may continue to fund a portion of our cash needs through borrowings from banks, issuances of senior securities or secondary offerings. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the six months ended December 31, 2013, we borrowed $96,000 and made repayments totaling $220,000 under our revolving credit facility. As of December 31, 2013, we had zero outstanding on our revolving credit facility, $847,500 outstanding on our Senior Convertible Notes, Senior Unsecured Notes with a carrying value of $347,814 and $600,907 outstanding on our Prospect Capital InterNotes®. (See Capitalization.)

Undrawn committed revolvers to our portfolio companies incur commitment fees ranging from 0.00% to 2.00%. As of December 31, 2013 and June 30, 2013, we have $200,990 and $202,518 of undrawn revolver commitments to our portfolio companies, respectively.

On October 15, 2013, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $4,595,882 of additional debt and equity securities in the public market as of December 31, 2013.

We also continue to generate liquidity through public and private stock offerings. (See Recent Developments.)

On May 8, 2013, we entered into an ATM Program with BB&T Capital Markets, BMO Capital Markets, and KeyBanc Capital Markets through which we could sell, by means of at-the-market offerings from time to time, up to 45,000,000 shares of our common stock. During the period from July 5, 2013 to August 21, 2013, we sold 9,818,907 shares of our common stock at an average price of $10.97 per share, and raised $107,725 of gross proceeds, under the ATM Program. Net proceeds were $106,654 after commissions to the broker-dealer on shares sold and offering costs.

On August 22, 2013, we entered into an ATM Program with BMO Capital Markets, Goldman Sachs, KeyBanc Capital Markets, and RBC Capital Markets through which we could sell, by means of at-the-market offerings from time to time, up to 45,000,000 shares of our common stock. During the period from August 29, 2013 to November 4, 2013, we sold 24,127,242 shares of our common stock at an average price of $11.28 per share, and raised $272,114 of gross proceeds, under the ATM Program. Net proceeds were $268,997 after commissions to the broker-dealer on shares sold and offering costs.

On November 5, 2013, we entered into an ATM Program with Barclays Capital, Goldman Sachs, KeyBanc Capital Markets, and RBC Capital Markets through which we could sell, by means of at-the-market offerings from time to time, up to 50,000,000 shares of our common stock. During the period from November 12, 2013 to December 31, 2013, we sold 16,753,918 shares of our common stock at an average price of $11.30 per share, and raised $189,237 of gross proceeds, under the ATM Program. Net proceeds were $186,908 after commissions to the broker-dealer on shares sold and offering costs. See Recent Developments for issuances under the ATM Program subsequent to December 31, 2013.

Off-Balance Sheet Arrangements

At December 31, 2013, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than those which originate from 1) the investment advisory and management agreement and the administration agreement and 2) the portfolio companies.

Recent Developments

During the period from January 1, 2014 to January 31, 2014, we issued $44,717 in aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $43,957. In addition, we sold $11,172 in aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $10,980 with expected closing on February 6, 2014.

During the period from January 1, 2014 to January 31, 2014 (with settlement through February 5, 2014), we sold 10,547,971 shares of our common stock at an average price of $11.17 per share, and raised $117,809 of gross proceeds, under the ATM Program. Net proceeds were $116,632 after commissions to the broker-dealer on shares sold and offering costs.

On January 7, 2014, we made a $2,000 investment in NPH. We invested $300 of equity and $1,700 of debt in NPH.

On January 8, 2014, we made a $161,500 follow-on investment in Broder Bros., Co., a distributor of imprintable sportswear and accessories in the United States.

On January 13, 2014, we made a $2,000 follow-on investment in NPH to support the peer-to-peer lending initiative. We invested $300 of equity and $1,700 of debt in NPH.

On January 14, 2014, we made a $2,000 follow-on investment in NPH to support the peer-to-peer lending initiative. We invested $300 of equity and $1,700 of debt in NPH.

On January 15, 2014, we expanded the accordion feature of our credit facility from $650,000 to $1,000,000 and increased the commitments to the credit facility by $62,500. The commitments to the credit facility now stand at $712,500.

On January 17, 2014, we made a $2,000 follow-on investment in NPH to support the peer-to-peer lending initiative. We invested $300 of equity and $1,700 of debt in NPH.

On January 17, 2014, we made a $6,565 follow-on investment in APH to acquire the Gulf Coast II Portfolio, a portfolio of two multi-family residential properties located in Alabama and Florida. We invested $1,065 of equity and $5,500 of debt in APH.

On January 23, 2014, we issued 109,087 shares of our common stock in connection with the dividend reinvestment plan.

On January 31, 2014, we made a $4,805 follow-on investment in NPH to acquire Island Club, a multi-family residential property located in Jacksonville, Florida. We invested $805 of equity and $4,000 of debt in NPH.

On February 3, 2014, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•                  $0.110475 per share for July 2014 to holders of record on July 31, 2014 with a payment date of August 21, 2014;

•                  $0.110500 per share for August 2014 to holders of record on August 29, 2014 with a payment date of September 18, 2014; and

•                  $0.110525 per share for September 2014 to holders of record on September 30, 2014 with a payment date of October 22, 2014.

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

Reclassifications

Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompany notes to conform to the presentation as of and for the three and six months ended December 31, 2013.

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

Basis of Consolidation

Under the 1940 Act, the regulations pursuant to Article 6 of Regulation S-X and ASC 946, Financial Services—Investment Companies (“ASC 946”), we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to us. Our consolidated financial statements include our accounts and the accounts of PCF, our only wholly-owned, closely-managed subsidiary that is also an investment company. All intercompany balances and transactions have been eliminated in consolidation.

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

Liquidity Risk

Liquidity risk represents the possibility that we may not be able to rapidly adjust the size of our investment positions in times of high volatility and financial stress at a reasonable price.

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

Investments are valued utilizing a yield analysis, enterprise value (“EV”) analysis, net asset value analysis, liquidation analysis, discounted cash flow analysis, or a combination of methods, as appropriate. The yield analysis uses loan spreads and other relevant information implied by market data involving identical or comparable assets or liabilities. Under the enterprise value analysis, the enterprise value of a portfolio company is first determined and allocated over the portfolio company’s securities in order of their preference relative to one another (i.e., “waterfall” allocation). To determine the enterprise value, we typically use a market multiples approach that considers relevant and applicable market trading data of guideline public companies, transaction metrics from precedent M&A transactions and/or a discounted cash flow analysis. The net asset value analysis is used to derive a value of an underlying investment (such as real estate property) by dividing a relevant earnings stream by an appropriate capitalization rate. For this purpose, we consider capitalization rates for similar properties as may be obtained from guideline public companies and/or relevant transactions. The liquidation analysis is intended to approximate the net recovery value of an investment based on, among other things, assumptions regarding liquidation proceeds based on a hypothetical liquidation of a portfolio company’s assets. The discounted cash flow analysis uses valuation techniques to convert future cash flows or earnings to a range of fair values from which a single estimate may be derived utilizing an appropriate discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts.

In applying these methodologies, additional factors that we consider in fair value pricing our investments may include, as we deem relevant: security covenants, call protection provisions, and information rights; the nature and realizable value of any collateral; the portfolio company’s ability to make payments; the principal markets in which the portfolio company does business; publicly available financial ratios of peer companies; the principal market; and enterprise values, among other factors.

Our investments in CLOs are classified as ASC 820 Level 3 securities, and are valued using a dynamic discounted cash flow model, where the projected future cash flow is estimated using Monte Carlo simulation techniques. The valuations have been accomplished through the analysis of the CLO deal structures to identify the risk exposures from the modeling point of view. For each CLO security, the most appropriate valuation approach has been chosen from alternative approaches to ensure the most accurate valuation for such security. To value a CLO, both the assets and the liabilities of the CLO capital structure are modeled. We use a waterfall engine to store the collateral data, generate numerous collateral cash flows from the assets based on various assumptions for the risk factors, and distribute the cash flow to the liability structure based on the payment priorities, and discount them back using current market discount rates to the various cash flows along each simulation path. The main risk factors are: default risk, interest rate risk, downgrade risk, and credit spread risk.

Valuation of Other Financial Assets and Financial Liabilities

The Fair Value Option within ASC 825, Financial Instruments, specifically ASC 825-10-25, permits an entity to elect fair value as the initial and subsequent measurement attribute for eligible assets and liabilities for which the assets and liabilities are measured using another measurement attribute. For our non-investment assets and liabilities, we have elected not to value them at fair value as would be permitted by ASC 825-10-25.

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

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of such purchase discounts or amortization of premiums is calculated by the effective interest method as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as interest income. The purchase discount for portfolio investments acquired from Patriot Capital Funding, Inc. (“Patriot”) was determined based on the difference between par value and fair value as of December 2, 2009, and continues to accrete until maturity or repayment of the respective loans.

Interest income from investments in the “equity” class of security of CLO funds (typically income notes or subordinated notes) is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows in accordance with ASC 325-40, Beneficial Interests in Securitized Financial Assets. We monitor the expected cash inflows from our CLO equity investments, including the expected residual payments, and the effective yield is determined and updated periodically.

Dividend income is recorded on the ex-dividend date.

Structuring fees and similar fees are recognized as income as earned, usually when paid. Structuring fees, excess deal deposits, net profits interests and overriding royalty interests are included in other income.

Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, are likely to remain current. As of December 31, 2013, approximately 0.3% of our total assets are in non-accrual status.

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

If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. For the calendar year ended December 31, 2012, we elected to retain a portion of our annual taxable income and have paid $4,500 for the excise tax due with the filing of the return. As of December 31, 2013, we have $4,000 accrued as an estimate of the excise tax due for continuing to retain a portion of our annual taxable income for the calendar year ending December 31, 2013.

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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of

December 31, 2013 and for the three and six months then ended, we did not have a liability for any unrecognized tax benefits. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2009 remain subject to examination by the Internal Revenue Service.

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

We record registration expenses related to shelf filings as prepaid assets. These expenses consist principally of Securities and Exchange Commission (“SEC”) registration fees, legal fees and accounting fees incurred. These prepaid assets are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed.

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

Per Share Information

Net increase or decrease in net assets resulting from operations per common share is calculated using the weighted average number of common shares outstanding for the period presented. In accordance with ASC 946, convertible securities are not considered in the calculation of net asset value per share.

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

We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the three months ended December 31, 2013, we did not engage in hedging activities.

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

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such of these matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any such litigation as of December 31, 2013.

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

4.2

Joinder Supplemental Indenture dated as of March 8, 2012, to the Indenture dated as of February 16, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Original Trustee, and U.S. Bank National Association, as Series Trustee(2)

4.3

Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee(3)

4.4

One Hundred Sixty-First Supplemental Indenture dated as of September 26, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(4)

4.5	Form of 5.000% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.4)(4)

4.6

One Hundred Sixty-Second Supplemental Indenture dated as of September 26, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(4)

4.7	Form of 5.500% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.6(4)

4.8

One Hundred Sixty-Third Supplemental Indenture dated as of September 26, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(4)

4.9	Form of 6.000% Prospect Capital InterNote® due 2033 (included as part of Exhibit 4.8)(4)

4.10

One Hundred Sixty-Fourth Supplemental Indenture dated as of September 26, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(4)

4.11	Form of 6.500% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.10)(4)

4.12

One Hundred Sixty-Fifth Supplemental Indenture dated as of October 3, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(5)

4.13	Form of 5.000% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.12)(5)

4.14

One Hundred Sixty-Sixth Supplemental Indenture dated as of October 3, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(5)

4.15	Form of 5.500% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.14)(5)

4.16

One Hundred Sixty-Seventh Supplemental Indenture dated as of October 3, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(5)

4.17	Form of 6.000% Prospect Capital InterNote® due 2033 (included as part of Exhibit 4.16)(5)

4.18

One Hundred Sixty-Eighth Supplemental Indenture dated as of October 3, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(5)

4.19	Form of 6.500% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.18)(5)

4.20

One Hundred Sixty-Ninth Supplemental Indenture dated as of October 10, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(6)

4.21	Form of 5.000% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.20)(6)

4.22

One Hundred Seventieth Supplemental Indenture dated as of October 10, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(6)

4.23	Form of 5.500% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.22)(6)

4.24

One Hundred Seventy-First Supplemental Indenture dated as of October 10, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(6)

4.25	Form of 6.000% Prospect Capital InterNote® due 2033 (included as part of Exhibit 4.24)(6)

4.26

One Hundred Seventy-Second Supplemental Indenture dated as of October 10, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(6)

4.27	Form of 6.500% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.26)(6)

4.28

One Hundred Seventy-Third Supplemental Indenture dated as of October 18, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(7)

4.29	Form of 5.000% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.28)(7)

4.30

One Hundred Seventy-Fourth Supplemental Indenture dated as of October 18, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(7)

4.31	Form of 5.500% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.30)(7)

4.32

One Hundred Seventy-Fifth Supplemental Indenture dated as of October 18, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(7)

4.33	Form of 6.000% Prospect Capital InterNote® due 2033 (included as part of Exhibit 4.32)(7)

4.34

One Hundred Seventy-Sixth Supplemental Indenture dated as of October 18, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(7)

4.35	Form of 6.500% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.34)(7)

4.36

One Hundred Seventy-Seventh Supplemental Indenture dated as of October 24, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(8)

4.37	Form of 4.000% Prospect Capital InterNote® due 2016 (included as part of Exhibit 4.36)(8)

4.38

One Hundred Seventy-Eighth Supplemental Indenture dated as of October 24, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(8)

4.39	Form of 5.000% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.38)(8)

4.40

One Hundred Seventy-Ninth Supplemental Indenture dated as of October 24, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(8)

4.41	Form of 5.500% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.40)(8)

4.42

One Hundred Eightieth Supplemental Indenture dated as of October 24, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(8)

4.43	Form of 6.000% Prospect Capital InterNote® due 2033 (included as part of Exhibit 4.42)(8)

4.44

One Hundred Eighty-First Supplemental Indenture dated as of October 24, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(8)

4.45	Form of 6.500% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.44)(8)

4.46

One Hundred Eighty-Second Supplemental Indenture dated as of October 31, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(9)

4.47	Form of 4.000% Prospect Capital InterNote® due 2017 (included as part of Exhibit 4.46)(9)

4.48

One Hundred Eighty-Third Supplemental Indenture dated as of October 31, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(9)

4.49	Form of 5.000% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.48)(9)

4.50

One Hundred Eighty-Fourth Supplemental Indenture dated as of October 31, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(9)

4.51	Form of 5.500% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.50)(9)

4.52

One Hundred Eighty-Fifth Supplemental Indenture dated as of October 31, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(9)

4.53	Form of 6.000% Prospect Capital InterNote® due 2028 (included as part of Exhibit 4.52)(9)

4.54

One Hundred Eighty-Sixth Supplemental Indenture dated as of October 31, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(9)

4.55	Form of 6.500% Prospect Capital InterNote® due 2038 (included as part of Exhibit 4.54)(9)

4.56

One Hundred Eighty-Seventh Supplemental Indenture dated as of November 7, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(10)

4.57	Form of 4.000% Prospect Capital InterNote® due 2017 (included as part of Exhibit 4.56)(10)

4.58

One Hundred Eighty-Eighth Supplemental Indenture dated as of November 7, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(10)

4.59	Form of 5.000% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.58)(10)

4.60

One Hundred Eighty-Ninth Supplemental Indenture dated as of November 7, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(10)

4.61	Form of 5.500% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.60)(10)

4.62

One Hundred Ninetieth Supplemental Indenture dated as of November 7, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(10)

4.63	Form of 6.000% Prospect Capital InterNote® due 2028 (included as part of Exhibit 4.62)(10)

4.64

One Hundred Ninety-First Supplemental Indenture dated as of November 7, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(10)

4.65	Form of 6.500% Prospect Capital InterNote® due 2038 (included as part of Exhibit 4.64)(10)

4.66

One Hundred Ninety-Second Supplemental Indenture dated as of November 15, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(11)

4.67	Form of 4.000% Prospect Capital InterNote® due 2017 (included as part of Exhibit (4.66)(11)

4.68

One Hundred Ninety-Third Supplemental Indenture dated as of November 15, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(11)

4.69	Form of 5.000% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.68)(11)

4.70

One Hundred Ninety-Fourth Supplemental Indenture dated as of November 15, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(11)

4.71	Form of 5.500% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.70)(11)

4.72

One Hundred Ninety-Fifth Supplemental Indenture dated as of November 15, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(11)

4.73	Form of 6.000% Prospect Capital InterNote® due 2028 (included as part of Exhibit 4.72)(11)

4.74

One Hundred Ninety-Sixth Supplemental Indenture dated as of November 15, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(11)

4.75	Form of 6.500% Prospect Capital InterNote® due 2038 (included as part of Exhibit 4.74)(11)

4.76

One Hundred Ninety-Seventh Supplemental Indenture dated as of November 21, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(12)

4.77	Form of 4.000% Prospect Capital InterNote® due 2017 (included as part of Exhibit 4.76)(12)

4.78

One Hundred Ninety-Eighth Supplemental Indenture dated as of November 21, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(12)

4.79	Form of 5.000% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.78)(12)

4.80

One Hundred Ninety-Ninth Supplemental Indenture dated as of November 21, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(12)

4.81	Form of 5.500% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.80)(12)

4.82

Two Hundredth Supplemental Indenture dated as of November 21, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(12)

4.83	Form of 6.000% Prospect Capital InterNote® due 2028 (included as part of Exhibit 4.82)(12)

4.84

Two Hundred First Supplemental Indenture dated as of November 21, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(12)

4.85	Form of 6.500% Prospect Capital InterNote® due 2038 (included as part of Exhibit 4.84)(12)

4.86

Two Hundred Second Supplemental Indenture dated as of November 29, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(13)

4.87	Form of 4.000% Prospect Capital InterNote® due 2017 (included as part of Exhibit 4.86)(13)

4.88

Two Hundred Third Supplemental Indenture dated as of November 29, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(13)

4.89	Form of 5.000% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.88)(13)

4.90

Two Hundred Fourth Supplemental Indenture dated as of November 29, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(13)

4.91	Form of 5.500% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.90)(13)

4.92

Two Hundred Fifth Supplemental Indenture dated as of November 29, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(13)

4.93	Form of 6.000% Prospect Capital InterNote® due 2025 (included as part of Exhibit 4.92)(13)

4.94

Two Hundred Sixth Supplemental Indenture dated as of November 29, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(13)

4.95	Form of 6.500% Prospect Capital InterNote® due 2038 (included as part of Exhibit 4.94)(13)

4.96

Two Hundred Seventh Supplemental Indenture dated as of December 5, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(14)

4.97	Form of 4.000% Prospect Capital InterNote® due 2017 (included as part of Exhibit 4.96)(14)

4.98

Two Hundred Eighth Supplemental Indenture dated as of December 5, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(14)

4.99	Form of 5.000% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.98)(14)

4.100

Two Hundred Ninth Supplemental Indenture dated as of December 5, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(14)

4.101	Form of 5.500% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.100)(14)

4.102

Two Hundred Tenth Supplemental Indenture dated as of December 5, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(14)

4.103	Form of 6.000% Prospect Capital InterNote® due 2025 (included as part of Exhibit 4.102)(14)

4.104

Two Hundred Eleventh Supplemental Indenture dated as of December 5, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC,

as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(14)

4.105	Form of 6.500% Prospect Capital InterNote® due 2038 (included as part of Exhibit 4.104)(14)

4.106

Two Hundred Twelfth Supplemental Indenture dated as of December 12, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(15)

4.107	Form of 4.000% Prospect Capital InterNote® due 2017 (included as part of Exhibit 4.106)(15)

4.108

Two Hundred Thirteenth Supplemental Indenture dated as of December 12, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(15)

4.109	Form of 5.000% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.108)(15)

4.110

Two Hundred Fourteenth Supplemental Indenture dated as of December 12, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(15)

4.111	Form of 5.500% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.110)(15)

4.112

Two Hundred Fifteenth Supplemental Indenture dated as of December 12, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(15)

4.113	Form of 6.000% Prospect Capital InterNote® due 2025 (included as part of Exhibit 4.112)(15)

4.114

Two Hundred Sixteenth Supplemental Indenture dated as of December 12, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(15)

4.115	Form of 6.500% Prospect Capital InterNote® due 2038 (included as part of Exhibit 4.114)(15)

4.116

Two Hundred Seventeenth Supplemental Indenture dated as of December 19, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(16)

4.117	Form of 4.000% Prospect Capital InterNote® due 2017 (included as part of Exhibit 4.116)(16)

4.118

Two Hundred Eighteenth Supplemental Indenture dated as of December 19, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(16)

4.119	Form of 5.000% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.118)(16)

4.120

Two Hundred Nineteenth Supplemental Indenture dated as of December 19, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(16)

4.121	Form of 5.500% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.120)(6)

4.122

Two Hundred Twentieth Supplemental Indenture dated as of December 19, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(16)

4.123	Form of 6.000% Prospect Capital InterNote® due 2025 (included as part of Exhibit 4.122)(16)

4.124

Two Hundred Twenty-First Supplemental Indenture dated as of December 19, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(16)

4.125	Form of 6.500% Prospect Capital InterNote® due 2038 (included as part of Exhibit 4.124)(16)

4.126

Two Hundred Twenty-Second Supplemental Indenture dated as of December 27, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(17)

4.127	Form of 4.000% Prospect Capital InterNote® due 2017 (included as part of Exhibit 4.126)(17)

4.128

Two Hundred Twenty-Third Supplemental Indenture dated as of December 27, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(17)

4.129	Form of 5.000% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.128)(17)

4.130

Two Hundred Twenty-Fourth Supplemental Indenture dated as of December 27, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(17)

4.131	Form of 5.500% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.130)(17)

4.132

Two Hundred Twenty-Fifth Supplemental Indenture dated as of December 27, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(17)

4.133	Form of 6.000% Prospect Capital InterNote® due 2025 (included as part of Exhibit 4.132)(17)

4.134

Two Hundred Twenty-Sixth Supplemental Indenture dated as of December 27, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(17)

4.135	Form of 6.500% Prospect Capital InterNote® due 2038 (included as part of Exhibit 4.134)(17)

4.136	Custody Agreement, dated as of October 28, 2013, by and between the Registrant and Fifth Third Bank(18)

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)

12	Computation of Ratios (included in the notes to the financial statements contained in this report)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934,

as amended*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

*	Filed herewith.
(1)	Incorporated by reference from Post-Effective Amendment No. 1 to the Registrant’s Registration Statement, filed on March 1, 2012.
(2)	Incorporated by reference from Post-Effective Amendment No. 2 to the Registrant’s Registration Statement, filed on March 8, 2012.
(3)	Incorporated by reference from Post-Effective Amendment No. 3 to the Registrant’s Registration Statement, filed on March 14, 2012.
(4)	Incorporated by reference from Post-Effective Amendment No. 48 to the Registrant’s Registration Statement, filed on September 26, 2013.
(5)	Incorporated by reference from Post-Effective Amendment No. 49 to the Registrant’s Registration Statement, filed on October 3, 2013.
(6)	Incorporated by reference from Post-Effective Amendment No. 50 to the Registrant’s Registration Statement, filed on October 10, 2013.
(7)	Incorporated by reference from Post-Effective Amendment No. 51 to the Registrant’s Registration Statement, filed on October 18, 2013.
(8)	Incorporated by reference from Post-Effective Amendment No. 3 to the Registrant’s Registration Statement, filed on October 24, 2013.
(9)	Incorporated by reference from Post-Effective Amendment No. 4 to the Registrant’s Registration Statement, filed on October 31, 2013.
(10)	Incorporated by reference from Post-Effective Amendment No. 6 to the Registrant’s Registration Statement, filed on November 7, 2013.
(11)	Incorporated by reference from Post-Effective Amendment No. 7 to the Registrant’s Registration Statement, filed on November 15, 2013.
(12)	Incorporated by reference from Post-Effective Amendment No. 8 to the Registrant’s Registration Statement, filed on November 21, 2013.
(13)	Incorporated by reference from Post-Effective Amendment No. 9 to the Registrant’s Registration Statement, filed on November 29, 2013.
(14)	Incorporated by reference from Post-Effective Amendment No. 10 to the Registrant’s Registration Statement, filed on December 5, 2013.
(15)	Incorporated by reference from Post-Effective Amendment No. 11 to the Registrant’s Registration Statement, filed on December 12, 2013.
(16)	Incorporated by reference from Post-Effective Amendment No. 12 to the Registrant’s Registration Statement, filed on December 19, 2013.
(17)	Incorporated by reference from Post-Effective Amendment No. 13 to the Registrant’s Registration Statement, filed on December 27, 2013.
(18)	Incorporated by referenced from Post-Effective Amendment No. 15 to the Registrant’s Registration Statement, filed on January 9, 2014.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 3, 2014.

PROSPECT CAPITAL CORPORATION

By:	/s/ John F. Barry III
John F. Barry III
Chief Executive Officer and Chairman of the Board