Form 10-Q
period 2014-03-31
PROSPECT CAPITAL CORP
filed 2014-05-06
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2014

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 5, 2014 was 342,399,896.

PROSPECT CAPITAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2014

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

 PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
March 31, 2014 and June 30, 2013
(in thousands, except share and per share data)

	March 31, 2014	June 30, 2013
	(Unaudited)	(Audited)
Assets
Investments at fair value:
Control investments (amortized cost of $1,655,363 and $830,151, respectively)	$1,559,214	$811,634
Affiliate investments (amortized cost of $31,979 and $49,189, respectively)	31,799	42,443
Non-control/non-affiliate investments (amortized cost of $4,424,017 and $3,376,438, respectively)	4,415,190	3,318,775
Total investments at fair value (amortized cost of $6,111,359 and $4,255,778, respectively)	6,006,203	4,172,852
Cash and cash equivalents	274,968	203,236
Receivables for:
Interest, net	21,092	22,863
Other	2,964	4,397
Prepaid expenses	693	540
Deferred financing costs	46,942	44,329
Total Assets	6,352,862	4,448,217

Liabilities
Revolving Credit Facility (Notes 4 and 8)	729,000	124,000
Senior Convertible Notes (Notes 5 and 8)	847,500	847,500
Senior Unsecured Notes (Notes 6 and 8)	347,858	347,725
Prospect Capital InterNotes® (Notes 7 and 8)	767,644	363,777
Due to broker	—	43,588
Dividends payable	36,810	27,299
Due to Prospect Administration (Note 12)	1,875	1,366
Due to Prospect Capital Management (Note 12)	26,736	5,324
Accrued expenses	3,636	2,345
Interest payable	22,772	24,384
Other liabilities	7,655	4,415
Total Liabilities	2,791,486	1,791,723
Net Assets	$3,561,376	$2,656,494

Components of Net Assets
Common stock, par value $0.001 per share (500,000,000 common shares authorized; 333,499,861 and 247,836,965 issued and outstanding, respectively) (Note 9)	$333	$248
Paid-in capital in excess of par (Note 9)	3,687,173	2,739,864
Undistributed net investment income	60,284	77,084
Accumulated realized losses on investments	(81,258)	(77,776)
Unrealized depreciation on investments	(105,156)	(82,926)
Net Assets	$3,561,376	$2,656,494

Net Asset Value Per Share (Note 15)	$10.68	$10.72

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended March 31, 2014 and 2013
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Investment Income
Interest income:
Control investments	$38,129	$26,598	$107,848	$77,756
Affiliate investments	727	1,599	3,622	4,944
Non-control/non-affiliate investments	85,811	58,187	243,343	161,727
CLO fund securities	31,709	23,228	87,087	60,361
Total interest income	156,376	109,612	441,900	304,788
Dividend income:
Control investments	7,575	75	23,527	65,042
Non-control/non-affiliate investments	—	—	12	3,185
Money market funds	15	8	32	19
Total dividend income	7,590	83	23,571	68,246
Other income: (Note 10)
Control investments	12,431	2,656	39,580	7,753
Affiliate investments	5	5	12	618
Non-control/non-affiliate investments	13,925	7,839	24,388	28,461
Total other income	26,361	10,500	63,980	36,832
Total Investment Income	190,327	120,195	529,451	409,866

Operating Expenses
Investment advisory fees:
Base management fee (Note 12)	28,709	18,966	76,829	48,500
Income incentive fee (Note 12)	24,631	14,896	68,269	58,207
Total investment advisory fees	53,340	33,862	145,098	106,707
Interest and credit facility expenses	31,747	20,854	88,410	50,779
Legal fees	306	395	483	1,652
Valuation services	490	420	1,378	1,167
Audit, compliance and tax related fees	336	200	1,704	1,010
Allocation of overhead from Prospect Administration (Note 12)	3,986	2,957	11,958	7,280
Insurance expense	90	88	273	259
Directors’ fees	81	75	231	225
Excise tax	1,000	1,000	3,000	5,500
Other general and administrative expenses	428	759	3,841	2,459
Total Operating Expenses	91,804	60,610	256,376	177,038
Net Investment Income	98,523	59,585	273,075	232,828

Net realized loss on investments (Note 3)	(1,600)	(6,014)	(3,482)	(12,362)
Net change in unrealized depreciation on investments (Note 3)	(14,822)	(9,142)	(22,230)	(82,299)
Net Increase in Net Assets Resulting from Operations	$82,101	$44,429	$247,363	$138,167

Net increase in net assets resulting from operations per share	$0.26	$0.20	$0.86	$0.71
Dividends declared per share	$(0.33)	$(0.33)	$(0.99)	$(0.95)

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
For the Nine Months Ended March 31, 2014 and 2013
(in thousands, except share data)
(Unaudited)

	Nine Months Ended March 31,
	2014	2013
Operations
Net investment income	$273,075	$232,828
Net realized loss on investments	(3,482)	(12,362)
Net change in unrealized depreciation on investments	(22,230)	(82,299)
Net Increase in Net Assets Resulting from Operations	247,363	138,167

Dividends to Shareholders
Distribution of net investment income	(289,875)	(190,308)
Distribution of return of capital	—	—
Net Decrease in Net Assets Resulting from Dividends to Shareholders	(289,875)	(190,308)

Common Stock Transactions
Issuance of common stock, net of underwriting costs	890,331	1,025,937
Less: Offering costs from issuance of common stock	(1,187)	(1,570)
Value of shares issued to acquire controlled investments	45,914	59,251
Value of shares issued through reinvestment of dividends	12,336	12,137
Net Increase in Net Assets Resulting from Common Stock Transactions	947,394	1,095,755

Total Increase in Net Assets	904,882	1,043,614
Net assets at beginning of period	2,656,494	1,511,974
Net Assets at End of Period	$3,561,376	$2,555,588

Common Stock Activity
Shares sold	80,343,264	92,408,899
Shares issued to acquire controlled investments	4,224,636	5,507,381
Shares issued through reinvestment of dividends	1,094,996	1,077,887
Total shares issued due to common stock activity	85,662,896	98,994,167
Shares issued and outstanding at beginning of period	247,836,965	139,633,870
Shares Issued and Outstanding at End of Period	333,499,861	238,628,037

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended March 31, 2014 and 2013
(in thousands, except share data)
(Unaudited)

	Nine Months Ended March 31,
	2014	2013
Operating Activities
Net increase in net assets resulting from operations	$247,363	$138,167
Net realized loss on investments	3,482	12,362
Net change in unrealized depreciation on investments	22,230	82,299
Amortization of discounts and premiums, net	31,837	(13,624)
Amortization of deferred financing costs	7,810	5,878
Payment-in-kind interest	(13,043)	(7,025)
Structuring fees	(40,064)	(33,578)
Change in operating assets and liabilities:
Payments for purchases of investments	(2,409,331)	(2,204,603)
Proceeds from sale of investments and collection of investment principal	617,452	609,919
Decrease (increase) in interest receivable, net	1,771	(4,216)
Decrease in other receivables	1,433	320
(Increase) decrease in prepaid expenses	(153)	211
Decrease in due to broker	(43,588)	(1,572)
Increase in due to Prospect Administration	509	674
Increase (decrease) in due to Prospect Capital Management	21,412	(7,040)
Increase (decrease) in accrued expenses	1,291	(366)
(Decrease) increase in interest payable	(1,612)	8,545
Increase in other liabilities	3,240	5,376
Net Cash Used in Operating Activities	(1,547,961)	(1,408,273)

Financing Activities
Borrowings under Revolving Credit Facility (Note 4)	986,500	99,000
Principal payments under Revolving Credit Facility (Note 4)	(381,500)	(195,000)
Issuance of Senior Convertible Notes (Note 5)	—	400,000
Issuance of Senior Unsecured Notes (Note 6)	—	247,682
Issuance of Prospect Capital InterNotes® (Note 7)	407,208	178,763
Redemptions of Prospect Capital InterNotes® (Note 7)	(3,341)	—
Amortization of discount on Senior Unsecured Notes (Note 6)	133	—
Financing costs paid and deferred	(10,423)	(23,591)
Proceeds from issuance of common stock, net of underwriting costs	890,331	1,025,937
Offering costs from issuance of common stock	(1,187)	(1,570)
Dividends paid	(268,028)	(166,084)
Net Cash Provided by Financing Activities	1,619,693	1,565,137

Total Increase in Cash and Cash Equivalents	71,732	156,864
Cash and cash equivalents at beginning of period	203,236	121,194
Cash and Cash Equivalents at End of Period	$274,968	$278,058

Supplemental Disclosures
Cash paid for interest	$78,344	$32,757

Non-Cash Financing Activities
Value of shares issued through reinvestment of dividends	$12,336	$12,137
Value of shares issued to acquire controlled investments	$45,914	$59,251

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
March 31, 2014 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			March 31, 2014 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (greater than 25.00% voting control)(45)

AMU Holdings, Inc.(27)	Pennsylvania / Property Management	Senior Secured Term Loan to AIRMALL USA Holdings, Inc. (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor), due 6/30/2015)(3)(4)	$27,734	$27,734	$27,734	0.8%
		Senior Subordinated Term Loan to AMU Holdings, Inc. (12.00% plus 6.00% PIK, due 12/31/2015)	19,993	19,993	19,993	0.5%
		Series A Preferred Stock of AMU Holdings, Inc.(9,919.684 shares)		9,920	234	—%
		Common Stock of AMU Holdings, Inc. (100 shares)		—	—	—%
				57,647	47,961	1.3%
APH Property Holdings, LLC(32)	Florida / Real Estate	Senior Term Loan to APH Property Holdings, LLC (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 10/24/2020)(4)	167,162	167,162	167,162	4.7%
		Membership Interest in APH Property Holdings, LLC		33,304	35,242	1.0%
				200,466	202,404	5.7%
ARRM Holdings Inc.(42)	South Carolina / Manufacturing	Senior Secured Note to Ajax Rolled Ring & Machine, LLC (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 3/30/2018)(4)	19,437	19,437	18,978	0.5%
		Series B Preferred Stock of ARRM Holdings Inc. (25,000 shares)		25,000	—	—%
		Series A Convertible Preferred Stock of ARRM Holdings Inc. (6,142.60 shares)		6,057	—	—%
		Common Stock of ARRM Holdings Inc. (6.00 shares)		—	—	—%
				50,494	18,978	0.5%
AWCNC, LLC(19)	North Carolina / Machinery	Members Units – Class A (1,800,000 units)		—	—	—%
		Members Units – Class B-1 (1 unit)		—	—	—%
		Members Units – Class B-2 (7,999,999 units)		—	—	—%
				—	—	—%
BXC Holding Company(20)	Georgia / Textiles, Apparel & Luxury Goods	Senior Secured Term Loan A to Boxercraft Incorporated (10.00% plus 1.00% PIK, in non-accrual status effective 1/1/2014, due 9/15/2015)	1,625	1,621	1,625	—%
		Senior Secured Term Loan B to Boxercraft Incorporated (10.00% plus 1.00% PIK, in non-accrual status effective 1/1/2014, due 9/15/2015)	4,930	4,917	1,712	0.1%
		Senior Secured Term Loan C to Boxercraft Incorporated (10.00% plus 1.00% PIK, in non-accrual status effective 1/1/2014, due 9/15/2015)	2,389	2,383	—	—%
		Senior Secured Term Loan to Boxercraft Incorporated (10.00% plus 1.00% PIK, in non-accrual status effective 1/1/2014, due 9/15/2015)	8,389	8,228	—	—%
		Series A Preferred Stock of BXC Holding Company (1,000,000 shares)		—	—	—%
		Common Stock of BXC Holding Company (10,000 shares)		—	—	—%
		Warrant (to purchase 15% of all classes of equity of BXC Holding Company, expires 8/31/2022)		—	—	—%
				17,149	3,337	0.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
March 31, 2014 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			March 31, 2014 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (greater than 25.00% voting control)(45)

CCPI Holdings Inc.(33)	Ohio / Manufacturing	Senior Secured Note to CCPI Inc. (10.00%, due 12/31/2017)(3)	$17,325	$17,325	$17,325	0.5%
		Senior Secured Note to CCPI Holdings Inc. (12.00% plus 7.00% PIK, due 6/30/2018)	8,216	8,216	8,216	0.2%
		Common Stock of CCPI Holdings Inc. (100 shares)		8,581	8,098	0.2%
		Net Revenue Interest in CCPI Holdings Inc. (4% of Net Revenue)		—	194	—%
				34,122	33,833	0.9%
CP Holdings of Delaware LLC(38)	Oklahoma / Oil & Gas Production	Senior Secured Note to CP Energy Services Inc. (9.00% (LIBOR + 7.00% with 2.00% LIBOR floor) plus 9.00% PIK, due 8/2/2018)(4)	75,773	75,773	75,773	2.1%
		Senior Secured Note to CP Well Testing Holding Company LLC (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor), due 8/2/2018)(4)	22,500	22,500	22,500	0.6%
		Membership Interest in CP Holdings of Delaware LLC		15,228	21,357	0.6%
				113,501	119,630	3.3%
Credit Central Holdings of Delaware, LLC(22)(34)	Ohio / Consumer Finance	Senior Secured Revolving Credit Facility to Credit Central Holdings of Delaware, LLC – $60,000 Commitment (20.00% (LIBOR + 18.50% with 1.50% LIBOR floor), due 12/31/2022)(4)(25)	40,207	40,207	40,207	1.1%
		Membership Interest in Credit Central Holdings of Delaware, LLC		9,956	6,591	0.2%
		Net Revenue Interest in Credit Central Holdings of Delaware, LLC (5% of Net Revenue)		—	1,996	0.1%
				50,163	48,794	1.4%
Echelon Aviation LLC	New York / Aerospace & Defense	Senior Secured Revolving Credit Facility to Echelon Aviation LLC – $150,000 Commitment (11.75% (LIBOR + 9.75% with 2.00% LIBOR floor) plus 2.25% PIK, due 3/31/2022)(4)	78,521	78,521	78,521	2.2%
		Membership Interest in Echelon Aviation LLC		14,107	14,107	0.4%
				92,628	92,628	2.6%
Energy Solutions Holdings Inc.(8)	Texas / Energy	Senior Secured Note to Vessel Holdings, LLC (18.00%, due 12/12/2016)	3,500	3,500	3,500	0.1%
		Senior Secured Note to Vessel Holdings II, LLC (13.00%, in non-accrual status, due 11/25/2018)	13,000	12,504	12,504	0.4%
		Senior Secured Note to Vessel Holdings III, LLC (13.00%, due 12/3/2018)	16,000	16,000	16,000	0.4%
		Senior Secured Note to Yatesville Coal Holdings, LLC (in non-accrual status effective 1/1/2009, past due)	1,449	1,449	—	—%
		Common Stock of Energy Solutions Holdings Inc. (100 shares)		8,293	2,905	0.1%
				41,746	34,909	1.0%
First Tower Holdings of Delaware LLC(22)(29)	Mississippi / Consumer Finance	Senior Secured Revolving Credit Facility to First Tower Holdings of Delaware LLC – $400,000 Commitment (20.00% (LIBOR + 18.50% with 1.50% LIBOR floor), due 6/30/2022)(4)(25)	273,260	273,260	273,260	7.7%
		Membership Interest in First Tower Holdings of Delaware LLC		44,693	39,703	1.1%
		Net Revenue Interest in First Tower Holdings of Delaware LLC (5% of Net Revenue)		—	17,600	0.5%
				317,953	330,563	9.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
March 31, 2014 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			March 31, 2014 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (greater than 25.00% voting control)(45)

Gulf Coast Machine & Supply Company	Texas / Manufacturing	Senior Secured Term Loan to Gulf Coast Machine & Supply Company (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor), due 10/12/2017)(4)	$17,500	$17,500	$11,842	0.3%
		Series A Convertible Preferred Stock of Gulf Coast Machine & Supply Company (99,900 shares)		25,950	—	—%
				43,450	11,842	0.3%
Harbortouch Holdings of Delaware Inc.(44)	Pennsylvania / Business Services	Senior Secured Term Loan to Harbortouch Payments, LLC (9.00% (LIBOR + 7.00% with 2.00% LIBOR floor), due 9/30/2017)(4)	130,796	130,796	130,796	3.7%
		Senior Secured Note to Harbortouch Holdings of Delaware Inc. (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor) plus 6.00% PIK, due 3/31/2019)(4)	123,000	123,000	123,000	3.4%
		Common Stock of Harbortouch Holdings of Delaware Inc. (1 share)		24,898	20,100	0.6%
		Net Revenue Interest in Harbortouch Holdings of Delaware Inc. (5% of Net Revenue)		—	4,798	0.1%
				278,694	278,694	7.8%
The Healing Staff, Inc.(9)	North Carolina / Contracting	Secured Promissory Notes to The Healing Staff, Inc. and Vets Securing America, Inc. (joint borrowers) (15.00%, in non-accrual status effective 12/22/2010, past due)	1,688	1,686	—	—%
		Senior Demand Note to The Healing Staff, Inc. (15.00%, in non-accrual status effective 11/1/2010, past due)	1,170	1,170	—	—%
		Common Stock of The Healing Staff, Inc. (1,000 shares)		975	—	—%
				3,831	—	—%
Manx Energy, Inc.(12)	Kansas / Oil & Gas Production	Senior Secured Note to Manx Energy, Inc. (13.00%, in non-accrual status effective 1/19/2010, past due)	225	225	—	—%
		Series A-1 Preferred Stock of Manx Energy, Inc. (6,635 shares)		—	—	—%
		Common Stock of Manx Energy, Inc. (17,082 shares)		—	—	—%
				225	—	—%
MITY Holdings of Delaware Inc.(17)	Utah / Durable Consumer Products	Senior Secured Note to MITY Holdings of Delaware Inc. (9.00% (LIBOR + 7.00% with 2.00% LIBOR floor) plus 9.00% PIK, due 9/19/2019)(4)	22,968	22,968	22,968	0.7%
		Senior Secured Note to MITY Enterprises, Inc. (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor), due 3/19/2019)(3)(4)	18,250	18,250	18,250	0.5%
		Common Stock of MITY Holdings of Delaware Inc. (100 shares)		6,943	8,165	0.2%
				48,161	49,383	1.4%
Nationwide Acceptance Holdings LLC(22)(36)	Illinois / Consumer Finance	Senior Secured Revolving Credit Facility to Nationwide Acceptance Holdings LLC – $30,000 Commitment (20.00% (LIBOR + 18.50% with 1.50% LIBOR floor), due 1/31/2023)(4)(25)	24,708	24,708	24,708	0.7%
		Membership Interest in Nationwide Acceptance Holdings LLC		4,443	4,443	0.1%
		Net Revenue Interest in Nationwide Acceptance Holdings LLC (5% of Net Revenue)		—	1,601	0.1%
				29,151	30,752	0.9%
NMMB Holdings, Inc.(24)	New York / Media	Senior Secured Note to NMMB Acquisition, Inc. (14.00%, due 5/6/2016)	10,714	10,714	9,715	0.3%
		Series B Convertible Preferred Stock of NMMB Holdings, Inc. (8,086 shares)		12,486	—	—%
				23,200	9,715	0.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
March 31, 2014 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			March 31, 2014 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (greater than 25.00% voting control)(45)

NPH Property Holdings, LLC(40)	Texas / Real Estate	Senior Term Loan to NPH Property Holdings, LLC (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 10/24/2020)(4)	$104,441	$104,441	$104,441	2.9%
		Membership Interest in NPH Property Holdings, LLC		21,040	19,772	0.6%
				125,481	124,213	3.5%
R-V Industries, Inc.	Pennsylvania / Manufacturing	Senior Subordinated Note to R-V Industries, Inc. (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 6/12/2018)(3)(4)	30,411	30,411	30,411	0.9%
		Common Stock of R-V Industries, Inc. (545,107 shares)		5,087	19,551	0.5%
		Warrant (to purchase 200,000 shares of Common Stock of R-V Industries, Inc., expires 6/30/2017)		1,682	7,174	0.2%
				37,180	57,136	1.6%
STI Holding, Inc. (f/k/a Borga, Inc.)(21)	California / Manufacturing	Revolving Line of Credit to Borga, Inc. – $1,150 Commitment (5.00% (PRIME + 1.75%) plus 3.00% default interest, in non-accrual status effective 3/2/2010, past due)(4)(25)	1,150	1,095	503	—%
		Senior Secured Term Loan B to Borga, Inc. (8.50% (PRIME + 5.25%) plus 3.00% default interest, in non-accrual status effective 3/2/2010, past due)(4)	1,612	1,501	—	—%
		Senior Secured Term Loan C to Borga, Inc. (12.00% plus 4.00% PIK plus 3.00% default interest, in non-accrual status effective 3/2/2010, past due)	10,040	707	—	—%
		Common Stock of STI Holding, Inc. (100 shares)		—	—	—%
		Warrant (to purchase 33,750 shares of Common Stock of STI Holding, Inc., expires 5/6/2015)		—	—	—%
				3,303	503	—%
UPH Property Holdings, LLC(41)	Georgia / Real Estate	Senior Term Loan to UPH Property Holdings, LLC (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 10/24/2020)(4)	19,027	19,027	19,027	0.5%
		Membership Interest in UPH Property Holdings, LLC		3,707	5,392	0.2%
				22,734	24,419	0.7%
Valley Electric Holdings I, Inc.(35)	Washington / Construction & Engineering	Senior Secured Note to Valley Electric Holdings I, Inc. (9.00% (LIBOR + 6.00% with 3.00% LIBOR floor) plus 9.00% PIK, due 12/31/2018)(4)	36,450	36,450	25,199	0.7%
		Senior Secured Note to Valley Electric Co. of Mt. Vernon, Inc. (8.00% (LIBOR + 5.00% with 3.00% LIBOR floor) plus 2.50% PIK, due 12/31/2017)(3)(4)	10,067	10,067	10,067	0.3%
		Common Stock of Valley Electric Holdings I, Inc. (100 shares)		9,526	—	—%
		Net Revenue Interest in Valley Electric Holdings I, Inc. (5% of Net Revenue)		—	495	—%
				56,043	35,761	1.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
March 31, 2014 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			March 31, 2014 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (greater than 25.00% voting control)(45)

Wolf Energy Holdings Inc.(12)	Kansas / Oil & Gas Production	Senior Secured Promissory Note to Wolf Energy, LLC secured by assets formerly owned by H&M (18.00%, in non-accrual status effective 4/15/2013, due 4/15/2018)(37)	$22,000	$—	$3,529	0.1%
		Senior Secured Note to Appalachian Energy Holdings, LLC (8.00%, in non-accrual status effective 1/19/2010, past due)	2,808	2,000	—	—%
		Senior Secured Note to Appalachian Energy Holdings, LLC (8.00%, in non-accrual status, past due)	55	50	6	—%
		Senior Secured Note to Coalbed, LLC (8.00%, in non-accrual status effective 1/19/2010, past due)(6)	8,424	5,991	—
		Common Stock of Wolf Energy Holdings Inc. (100 shares)		—	—	—%
		Net Profits Interest in Wolf Energy, LLC (8% of Equity Distributions)(7)		—	224	—%
				8,041	3,759	0.1%
Total Control Investments				$1,655,363	$1,559,214	43.7%

Affiliate Investments (5.00% to 24.99% voting control)(46)

BNN Holdings Corp. (f/k/a Biotronic NeuroNetwork)	Michigan / Healthcare	Senior Secured Note (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor), due 12/17/2017)(3)(4)	29,100	29,100	29,100	0.8%
		Series A Preferred Stock (9,925.455 shares)(13)		2,300	2,222	0.1%
		Series B Preferred Stock (1,753.636 shares)(13)		579	477	—%
				31,979	31,799	0.9%
Total Affiliate Investments				$31,979	$31,799	0.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
March 31, 2014 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			March 31, 2014 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Aderant North America, Inc.(16)	Georgia / Software & Computer Services	Second Lien Term Loan (10.00% (LIBOR + 8.75% with 1.25% LIBOR floor), due 6/20/2019)(4)	$7,000	$6,910	$7,000	0.2%
				6,910	7,000	0.2%
Aircraft Fasteners International, LLC	California / Machinery	Class A Units (32,500 units)		396	505	—%
				396	505	—%
ALG USA Holdings, LLC(16)	Pennsylvania / Hotels, Restaurants & Leisure	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 2/28/2020)(4)	12,000	11,785	12,000	0.3%
				11,785	12,000	0.3%
Allied Defense Group, Inc.	Virginia / Aerospace & Defense	Common Stock (10,000 shares)		5	—	—%
				5	—	—%
American Broadband Holding Company and Cameron Holdings of NC, Inc.	North Carolina / Telecommunication Services	Senior Secured Term Loan B (11.00% (LIBOR + 9.75% with 1.25% LIBOR floor), due 9/30/2018)(3)(4)	74,654	74,654	74,654	2.1%
				74,654	74,654	2.1%
American Gilsonite Company	Utah / Metal Services & Minerals	Second Lien Term Loan (11.50%, due 9/1/2017)	38,500	38,500	38,500	1.1%
		Membership Interest(15)		—	2,299	0.1%
				38,500	40,799	1.2%
Apidos CLO IX(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	20,525	18,781	19,979	0.6%
				18,781	19,979	0.6%
Apidos CLO XI(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	38,340	34,733	38,035	1.1%
				34,733	38,035	1.1%
Apidos CLO XII(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	44,063	42,529	42,505	1.2%
				42,529	42,505	1.2%
Apidos CLO XV(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	36,515	37,837	37,004	1.0%
				37,837	37,004	1.0%
Arctic Glacier U.S.A., Inc.	Minnesota / Food Products	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 11/10/2019)(3)(4)	150,000	150,000	150,000	4.2%
				150,000	150,000	4.2%
Armor Holding II LLC(16)	New York / Diversified Financial Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 12/26/2020)(3)(4)	7,000	6,871	6,871	0.2%
				6,871	6,871	0.2%
Atlantis Health Care Group (Puerto Rico), Inc.	Puerto Rico / Healthcare	Revolving Line of Credit – $3,000 Commitment (13.00% (LIBOR + 11.00% with 2.00% LIBOR floor), due 8/21/2014)(4)(25)(26)	2,350	2,350	2,350	0.1%
		Senior Term Loan (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor), due 2/21/2018)(3)(4)	39,056	39,056	34,068	1.0%
				41,406	36,418	1.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
March 31, 2014 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			March 31, 2014 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Babson CLO Ltd. 2011-I(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	$35,000	$33,965	$35,326	1.0%
				33,965	35,326	1.0%
Babson CLO Ltd. 2012-I(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	29,075	23,867	27,435	0.8%
				23,867	27,435	0.8%
Babson CLO Ltd. 2012-II(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	27,850	27,344	27,879	0.8%
				27,344	27,879	0.8%
Blue Coat Systems, Inc.(16)	Massachusetts / Software & Computer Services	Second Lien Term Loan (9.50% (LIBOR + 8.50% with 1.00% LIBOR floor), due 6/28/2020)(3)(4)	11,000	10,899	11,000	0.3%
				10,899	11,000	0.3%
Broder Bros., Co.	Pennsylvania / Textiles, Apparel & Luxury Goods	Senior Secured Notes (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 4/8/2019)(3)(4)	258,875	258,875	258,875	7.3%
				258,875	258,875	7.3%
Brookside Mill CLO Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	26,000	23,043	25,338	0.7%
				23,043	25,338	0.7%
Byrider Systems Acquisition Corp.(22)	Indiana / Auto Finance	Senior Subordinated Notes (12.00% plus 2.00% PIK, due 11/3/2016)(3)	11,083	11,083	11,083	0.3%
				11,083	11,083	0.3%
Caleel + Hayden, LLC(14)(31)	Colorado / Personal & Nondurable Consumer Products	Membership Interest		—	168	—%
		Escrow Receivable		—	92	—%
				—	260	—%
Capstone Logistics, LLC	Georgia / Commercial Services	Senior Secured Term Loan A (6.50% (LIBOR + 5.00% with 1.50% LIBOR floor), due 9/16/2016)(4)	95,466	95,466	95,466	2.7%
		Senior Secured Term Loan B (11.50% (LIBOR + 10.00% with 1.50% LIBOR floor), due 9/16/2016)(3)(4)	100,000	100,000	100,000	2.8%
				195,466	195,466	5.5%
Cent CLO 17 Limited(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	24,870	22,548	24,945	0.7%
				22,548	24,945	0.7%
Cent CLO 20 Limited(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	40,275	41,101	40,592	1.1%
				41,101	40,592	1.1%
CIFC Funding 2011-I, Ltd.(22)	Cayman Islands / Diversified Financial Services	Class D Senior Secured Notes (5.24% (LIBOR + 5.00%, due 1/19/2023)(4)	19,000	15,233	18,233	0.5%
		Class E Subordinated Notes (7.24% (LIBOR + 7.00%, due 1/19/2023)(4)	15,400	12,769	15,321	0.4%
				28,002	33,554	0.9%
CIFC Funding 2013-III, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	44,100	42,898	43,780	1.2%
				42,898	43,780	1.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
March 31, 2014 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			March 31, 2014 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

CIFC Funding 2013-IV, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	$45,500	$41,136	$40,964	1.2%
				41,136	40,964	1.2%
Cinedigm DC Holdings, LLC	New York / Software & Computer Services	Senior Secured Term Loan (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/31/2021)(4)	68,454	68,454	68,454	1.9%
				68,454	68,454	1.9%
The Copernicus Group, Inc.	North Carolina / Healthcare	Escrow Receivable		—	137	—%
				—	137	—%
Correctional Healthcare Holding Company, Inc.	Colorado / Healthcare	Second Lien Term Loan (11.25%, due 1/11/2020)(3)	27,100	27,100	27,100	0.8%
				27,100	27,100	0.8%
Coverall North America, Inc.	Florida / Commercial Services	Senior Secured Term Loan (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor), due 12/17/2017)(3)(4)	52,661	52,661	52,661	1.5%
				52,661	52,661	1.5%
Crosman Corporation	New York / Manufacturing	Second Lien Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 12/30/2019)(3)(4)	40,000	40,000	40,000	1.1%
				40,000	40,000	1.1%
CRT MIDCO, LLC	Wisconsin / Media	Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 6/30/2017)(3)(4)	69,981	69,981	69,981	2.0%
				69,981	69,981	2.0%
Deltek, Inc.(16)	Virginia / Software & Computer Services	Second Lien Term Loan (10.00% (LIBOR + 8.75% with 1.25% LIBOR floor), due 10/10/2019)(3)(4)	12,000	11,847	12,240	0.3%
				11,847	12,240	0.3%
Diamondback Operating, LP	Oklahoma / Oil & Gas Production	Net Profits Interest (15% of Equity Distributions)(7)		—	—	—%
				—	—	—%
Edmentum, Inc. (f/k/a Archipelago Learning, Inc.)(16)	Minnesota / Consumer Services	Second Lien Term Loan (11.25% (LIBOR + 9.75% with 1.50% LIBOR floor), due 5/17/2019)(3)(4)	50,000	48,381	50,000	1.4%
				48,381	50,000	1.4%
Empire Today, LLC	Illinois / Durable Consumer Products	Senior Secured Note (11.375%, due 2/1/2017)	15,700	15,397	15,700	0.4%
				15,397	15,700	0.4%
Fischbein, LLC	North Carolina / Machinery	Escrow Receivable		—	237	—%
				—	237	—%
Focus Brands, Inc.(16)	Georgia / Consumer Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 8/21/2018)(4)	18,000	17,765	18,000	0.5%
				17,765	18,000	0.5%
Focus Products Group International, LLC (f/k/a FPG, LLC)	Illinois / Durable Consumer Products	Senior Secured Term Loan (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 1/20/2017)(3)(4)	20,573	20,573	20,422	0.6%
		Common Stock (5,638 shares)		27	20	—%
				20,600	20,442	0.6%
Galaxy XII CLO, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	22,000	19,794	20,527	0.6%
				19,794	20,527	0.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
March 31, 2014 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			March 31, 2014 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Galaxy XV CLO, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	$35,025	$30,320	$31,989	0.9%
				30,320	31,989	0.9%
Galaxy XVI CLO, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	22,575	21,413	20,755	0.6%
				21,413	20,755	0.6%
Global Employment Solutions, Inc.	Colorado / Business Services	Senior Secured Term Loan (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 3/25/2019)(4)	28,500	28,500	28,500	0.8%
				28,500	28,500	0.8%
Grocery Outlet, Inc.(16)	California / Retail	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 6/17/2019)(4)	14,456	14,156	14,456	0.4%
				14,156	14,456	0.4%
GTP Operations, LLC (f/k/a CI (Transplace) Holdings, LLC)(10)	Texas / Software & Computer Services	Senior Secured Term Loan (10.00% (LIBOR + 5.00% with 5.00% LIBOR floor), due 12/11/2018)(3)(4)	113,850	113,850	113,850	3.2%
				113,850	113,850	3.2%
Halcyon Loan Advisors Funding 2012-1 Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	23,188	20,792	22,540	0.6%
				20,792	22,540	0.6%
Halcyon Loan Advisors Funding 2013-1 Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	40,400	39,703	40,808	1.1%
				39,703	40,808	1.1%
Halcyon Loan Advisors Funding 2014-1 Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	24,500	23,196	23,198	0.7%
				23,196	23,198	0.7%
Harley Marine Services, Inc.(16)	Washington / Transportation	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 12/20/2019)(4)	9,000	8,826	8,832	0.2%
				8,826	8,832	0.2%
Hoffmaster Group, Inc.(16)	Wisconsin / Personal & Nondurable Consumer Products	Second Lien Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 1/3/2019)(3)(4)	20,000	19,848	20,000	0.6%
		Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 1/3/2019)(3)(4)	1,000	992	1,000	—%
				20,840	21,000	0.6%
ICON Health & Fitness, Inc.	Utah / Durable Consumer Products	Senior Secured Note (11.875%, due 10/15/2016)(3)	23,600	23,768	22,155	0.6%
				23,768	22,155	0.6%
ICV-CSI Holdings, LLC (f/k/a Cargo Airport Services USA, LLC)	New York / Transportation	Common Equity (1.6 units)		1,639	874	—%
				1,639	874	—%
IDQ Holdings, Inc.	Texas / Automobile	Senior Secured Note (11.50%, due 4/1/2017)	12,500	12,333	12,500	0.4%
				12,333	12,500	0.4%
Ikaria, Inc.(16)	New Jersey / Healthcare	Second Lien Term Loan (8.75% (LIBOR + 7.75% with 1.00% LIBOR floor), due 2/12/2022)(4)	25,000	24,417	25,000	0.7%
				24,417	25,000	0.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
March 31, 2014 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			March 31, 2014 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

ING IM CLO 2012-2, Ltd.(22)	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest)	$38,070	$31,747	$36,916	1.0%
				31,747	36,916	1.0%
ING IM CLO 2012-3, Ltd.(22)	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest)	46,632	40,256	45,349	1.3%
				40,256	45,349	1.3%
ING IM CLO 2012-4, Ltd.(22)	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest)	40,613	35,725	41,108	1.2%
				35,725	41,108	1.2%
ING IM CLO 2014-1, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	32,383	32,619	32,594	0.9%
				32,619	32,594	0.9%
Injured Workers Pharmacy, LLC	Massachusetts / Healthcare	Second Lien Term Loan (11.50% (LIBOR + 7.00% with 4.50% LIBOR floor) plus 1.00% PIK, due 5/31/2019)(3)(4)	22,620	22,620	22,620	0.6%
				22,620	22,620	0.6%
Instant Web, LLC	Minnesota / Media	Senior Secured Term Loan A (5.50% (LIBOR + 4.50% with 1.00% LIBOR floor), due 3/28/2019)(4)	127,000	127,000	127,000	3.6%
		Senior Secured Term Loan B (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 3/28/2019)(4)	128,000	128,000	128,000	3.6%
		Senior Secured Term Loan C (12.75% (LIBOR + 11.75% with 1.00% LIBOR floor), due 3/28/2019)(4)	12,500	12,500	12,500	0.3%
				267,500	267,500	7.5%
InterDent, Inc.	California / Healthcare	Senior Secured Term Loan A (7.25% (LIBOR + 5.75% with 1.50% LIBOR floor), due 8/3/2017)(4)	54,444	54,444	54,444	1.5%
		Senior Secured Term Loan B (12.25% (LIBOR + 9.25% with 3.00% LIBOR floor), due 8/3/2017)(3)(4)	58,500	58,500	58,496	1.7%
				112,944	112,940	3.2%
JHH Holdings, Inc.	Texas / Healthcare	Second Lien Term Loan (11.25% (LIBOR + 10.00% with 1.25% LIBOR floor) plus 0.50% PIK, due 3/30/2019)(3)(4)	35,075	35,075	35,075	1.0%
				35,075	35,075	1.0%
LaserShip, Inc.	Virginia / Transportation	Revolving Line of Credit – $5,000 Commitment (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 12/21/2014)(4)(25)	—	—	—	—%
		Senior Secured Term Loan A (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 3/18/2019)(3)(4)	36,328	36,328	36,328	1.0%
		Senior Secured Term Loan B (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 3/18/2019)(4)	22,250	22,250	22,250	0.6%
		Delayed Draw Term Loan – $6,000 Commitment (2.00%, due 12/31/2015)(4)(25)	—	—	—	—%
				58,578	58,578	1.6%
LCM XIV Ltd.(22)	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest)	26,500	25,544	25,501	0.7%
				25,544	25,501	0.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
March 31, 2014 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			March 31, 2014 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

LHC Holdings Corp.	Florida / Healthcare	Revolving Line of Credit – $750 Commitment (8.50% (LIBOR + 6.00% with 2.50% LIBOR floor), due 5/31/2015)(4)(25)(26)	$—	$—	$—	—%
		Senior Subordinated Debt (10.50%, due 5/31/2015)(3)	1,865	1,865	1,865	0.1%
		Common Stock (125 shares)		216	253	—%
				2,081	2,118	0.1%
Madison Park Funding IX, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	31,110	25,084	27,937	0.8%
				25,084	27,937	0.8%
Matrixx Initiatives, Inc.	New Jersey / Pharmaceuticals	Senior Secured Term Loan A (7.50% (LIBOR + 6.00% with 1.50% LIBOR floor), due 8/9/2018)(3)(4)	38,815	38,815	38,815	1.1%
		Senior Secured Term Loan B (12.50% (LIBOR + 11.00% with 1.50% LIBOR floor), due 8/9/2018)(3)(4)	39,750	39,750	38,907	1.1%
				78,565	77,722	2.2%
Maverick Healthcare Equity, LLC	Arizona / Healthcare	Preferred Units (1,250,000 units)		1,252	721	—%
		Class A Common Units (1,250,000 units)		—	—	—%
				1,252	721	—%
Mountain View CLO 2013-I Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	43,650	41,857	43,689	1.2%
				41,857	43,689	1.2%
NCP Finance Limited Partnership(22)(23)	Ohio / Consumer Finance	Subordinated Secured Term Loan (11.00% (LIBOR + 9.75% with 1.25% LIBOR floor), due 9/30/2018)(3)(4)(16)	11,940	11,715	11,940	0.3%
				11,715	11,940	0.3%
New Century Transportation, Inc.	New Jersey / Transportation	Senior Subordinated Term Loan (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor) plus 4.00% PIK, due 2/3/2018)(4)	46,361	46,361	35,913	1.0%
				46,361	35,913	1.0%
Nixon, Inc.	California / Durable Consumer Products	Senior Secured Term Loan (8.75% plus 2.75% PIK, due 4/16/2018)(16)	13,439	13,213	13,439	0.4%
				13,213	13,439	0.4%
NRG Manufacturing, Inc.	Texas / Manufacturing	Escrow Receivable		—	1,087	—%
				—	1,087	—%
Octagon Investment Partners XV, Ltd.(22)	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest)	26,901	24,802	25,998	0.7%
				24,802	25,998	0.7%
Onyx Payments, Inc. (f/k/a Pegasus Business Intelligence, LP)	Texas / Diversified Financial Services	Revolving Line of Credit – $2,500 Commitment (9.00% (LIBOR + 7.75% with 1.25% LIBOR floor), due 4/18/2014)(4)(25)	—	—	—	—%
		Senior Secured Term Loan A (6.75% (LIBOR + 5.50% with 1.25% LIBOR floor), due 4/18/2018)(4)	15,328	15,328	15,328	0.4%
		Senior Secured Term Loan B (13.75% (LIBOR + 12.50% with 1.25% LIBOR floor), due 4/18/2018)(4)	15,938	15,938	15,938	0.5%
				31,266	31,266	0.9%
Pelican Products, Inc.(16)	California / Durable Consumer Products	Second Lien Term Loan (11.50% (LIBOR + 10.00% with 1.50% LIBOR floor), due 6/14/2019)(3)(4)	15,000	14,753	15,000	0.4%
				14,753	15,000	0.4%
Photonis Technologies SAS(16)(22)	France / Aerospace & Defense	First Lien Term Loan (8.50% (LIBOR + 7.50% with 1.00% LIBOR floor), due 9/18/2019)(4)	10,500	10,210	10,195	0.3%
				10,210	10,195	0.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
March 31, 2014 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			March 31, 2014 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Pinnacle (US) Acquisition Co. Limited(16)	Texas / Software & Computer Services	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 8/3/2020)(4)	$10,000	$9,828	$10,000	0.3%
				9,828	10,000	0.3%
PrimeSport, Inc.	Georgia / Hotels, Restaurants & Leisure	Revolving Line of Credit – $15,000 Commitment (10.00% (LIBOR + 9.50% with 0.50% LIBOR floor), due 6/23/2014)(4)(25)	—	—	—	—%
		Senior Secured Term Loan A (7.50% (LIBOR + 6.50% with 1.00% LIBOR floor), due 12/23/2019)(3)(4)	43,482	43,482	43,482	1.2%
		Senior Secured Term Loan B (11.50% (LIBOR + 10.50% with 1.00% LIBOR floor) plus 1.00% PIK, due 12/23/2019)(3)(4)	43,700	43,700	43,700	1.2%
				87,182	87,182	2.4%
Prince Mineral Holding Corp.	New York / Metal Services & Minerals	Senior Secured Term Loan (11.50%, due 12/15/2019)	10,000	9,898	10,000	0.3%
				9,898	10,000	0.3%
Progrexion Holdings, Inc.(28)	Utah / Consumer Services	Senior Secured Term Loan (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor), due 9/14/2017)(3)(4)	437,882	437,882	437,882	12.3%
				437,882	437,882	12.3%
Rocket Software, Inc.(16)	Massachusetts / Software & Computer Services	Second Lien Term Loan (10.25% (LIBOR + 8.75% with 1.50% LIBOR floor), due 2/8/2019)(3)(4)	20,000	19,748	20,000	0.6%
				19,748	20,000	0.6%
Royal Adhesives & Sealants, LLC	Indiana / Chemicals	Second Lien Term Loan (9.75% (LIBOR + 8.50% with 1.25% LIBOR floor), due 1/31/2019)(4)	20,000	19,633	18,765	0.5%
				19,633	18,765	0.5%
Ryan, LLC	Texas / Business Services	Subordinated Unsecured Notes (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor) plus 3.00% PIK, due 6/30/2018)(4)	70,000	70,000	70,000	2.0%
				70,000	70,000	2.0%
Sandow Media, LLC	Florida / Media	Senior Secured Term Loan (12.00%, due 5/8/2018)(3)	25,143	25,143	22,947	0.6%
				25,143	22,947	0.6%
SESAC Holdco II LLC(16)	Tennessee / Media	Second Lien Term Loan (10.00% (LIBOR + 8.75% with 1.25% LIBOR floor), due 7/12/2019)(3)(4)	6,000	5,922	6,120	0.2%
				5,922	6,120	0.2%
Skillsoft Public Limited Company(22)	Ireland / Software & Computer Services	Senior Unsecured Notes (11.125%, due 6/1/2018)	15,000	14,935	15,000	0.4%
				14,935	15,000	0.4%
Small Business Whole Loan Portfolio(43)	New York / Diversified Financial Services	97 small business loans issued by OnDeck Capital, Inc.	2,984	3,404	3,300	0.1%
				3,404	3,300	0.1%
Snacks Parent Corporation	Minnesota / Food Products	Series A Preferred Stock (4,021.45 shares)		56	56	—%
		Series B Preferred Stock (1,866.10 shares)		56	56	—%
		Warrant (to purchase 31,196.52 shares of Common Stock, expires 11/12/2020)		479	484	—%
				591	596	—%
Spartan Energy Services, Inc.	Louisiana / Energy	Senior Secured Term Loan (10.50% (LIBOR + 9.00% with 1.50% LIBOR floor), due 12/28/2017)(3)(4)	35,994	35,994	35,994	1.0%
				35,994	35,994	1.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
March 31, 2014 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			March 31, 2014 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Speedy Group Holdings Corp.(22)	Canada / Consumer Finance	Senior Unsecured Notes (12.00%, due 11/15/2017)	$15,000	$15,000	$15,000	0.4%
				15,000	15,000	0.4%
Sport Helmets Holdings, LLC(14)	New York / Personal & Nondurable Consumer Products	Escrow Receivable		—	128	—%
				—	128	—%
Stauber Performance Ingredients, Inc.	California / Food Products	Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 1/21/2016)(3)(4)	13,130	13,130	13,130	0.4%
		Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 5/21/2017)(3)(4)	10,041	10,041	10,041	0.3%
				23,171	23,171	0.7%
Stryker Energy, LLC	Ohio / Oil & Gas Production	Subordinated Secured Revolving Credit Facility – $50,300 Commitment (12.25% (LIBOR + 10.75% with 1.50% LIBOR floor) plus 3.75% PIK, in non-accrual status effective 12/1/2011, due 12/1/2015)(4)(25)	35,742	32,711	—	—%
		Overriding Royalty Interest(18)		—	—	—%
				32,711	—	—%
Sudbury Mill CLO Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	28,200	26,544	26,081	0.7%
				26,544	26,081	0.7%
Symphony CLO IX Ltd.(22)	Cayman Islands / Diversified Financial Services	Preference Shares (Residual Interest)	45,500	38,735	44,330	1.2%
				38,735	44,330	1.2%
System One Holdings, LLC	Pennsylvania / Business Services	Senior Secured Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 12/31/2018)(3)(4)	48,000	48,000	48,000	1.3%
				48,000	48,000	1.3%
Targus Group International, Inc.(16)	California / Durable Consumer Products	First Lien Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor) plus 1.0% PIK, due 5/24/2016)(3)(4)	22,142	21,903	20,679	0.6%
				21,903	20,679	0.6%
TB Corp.	Texas / Hotels, Restaurants & Leisure	Senior Subordinated Note (12.00% plus 1.50% PIK, due 12/19/2018)(3)	23,628	23,628	23,628	0.7%
				23,628	23,628	0.7%
Tectum Holdings, Inc.(16)	Michigan / Automobile	Second Lien Term Loan (10.25% (PRIME + 7.00%), due 3/12/2019)(4)	10,000	9,950	9,950	0.3%
				9,950	9,950	0.3%
Therakos, Inc.(16)	New Jersey / Healthcare	Second Lien Term Loan (11.25% (LIBOR + 10.00% with 1.25% LIBOR floor), due 6/27/2018)(4)	13,000	12,751	13,000	0.4%
				12,751	13,000	0.4%
Tolt Solutions, Inc.	South Carolina / Business Services	Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor), due 3/7/2019)(4)	39,000	39,000	39,000	1.1%
		Senior Secured Term Loan B (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 3/7/2019)(4)	39,000	39,000	39,000	1.1%
				78,000	78,000	2.2%
Totes Isotoner Corporation(16)	Ohio / Personal & Nondurable Consumer Products	Second Lien Term Loan (10.75% (LIBOR + 9.25% with 1.50% LIBOR floor), due 1/8/2018)(3)(4)	53,000	52,844	54,060	1.5%
				52,844	54,060	1.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
March 31, 2014 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			March 31, 2014 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Traeger Pellet Grills LLC	Oregon / Durable Consumer Products	Senior Secured Term Loan A (6.50% (LIBOR + 4.50% with 2.00% LIBOR floor), due 6/18/2018)(3)(4)	$29,550	$29,550	$29,550	0.8%
		Senior Secured Term Loan B (11.50% (LIBOR + 9.50% with 2.00% LIBOR floor), due 6/18/2018)(3)(4)	29,850	29,850	29,850	0.9%
				59,400	59,400	1.7%
Transaction Network Services, Inc.(16)	Virginia / Telecommunication Services	Second Lien Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 8/14/2020)(4)	5,000	4,975	5,000	0.1%
				4,975	5,000	0.1%
TriMark USA, LLC(16)	Massachusetts / Hotels, Restaurants & Leisure	Second Lien Term Loan (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 8/11/2019)(4)	10,000	9,804	9,804	0.3%
				9,804	9,804	0.3%
United Sporting Companies, Inc.(5)	South Carolina / Durable Consumer Products	Second Lien Term Loan (12.75% (LIBOR + 11.00% with 1.75% LIBOR floor), due 5/16/2018)(3)(4)	160,000	160,000	160,000	4.5%
				160,000	160,000	4.5%
United States Environmental Services, LLC	Texas / Commercial Services	Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 3/31/2019)(4)	24,000	24,000	24,000	0.7%
		Senior Secured Term Loan B (11.50% (LIBOR + 10.50% with 1.00% LIBOR floor), due 3/31/2019)(4)	36,000	36,000	36,000	1.0%
				60,000	60,000	1.7%
Venio LLC (f/k/a LM Keane Acquisition Co.)	Pennsylvania / Business Services	Second Lien Term Loan (12.00% (LIBOR + 9.50% with 2.50% LIBOR floor), due 2/19/2020)(4)	17,000	17,000	17,000	0.5%
				17,000	17,000	0.5%
Water Pik, Inc.(16)	Colorado / Personal & Nondurable Consumer Products	Second Lien Term Loan (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 1/8/2021)(4)	11,000	10,594	10,594	0.3%
				10,594	10,594	0.3%
Wind River Resources Corporation(39)	Utah / Oil & Gas Production	Senior Secured Note (13.00% (LIBOR + 7.50% with 5.50% LIBOR floor) plus 3.00% default interest on principal and 16.00% default interest on past due interest, in non-accrual status effective 12/1/2008, past due)(4)	15,000	14,650	—	—%
		Net Profits Interest (5% of Equity Distributions)(7)		—	—	—%
				14,650	—	—%
Total Non-Control/Non-Affiliate Investments (Level 3)				$4,423,954	$4,415,020	124.0%

Total Level 3 Portfolio Investments				$6,111,296	$6,006,033	168.6%

LEVEL 1 PORTFOLIO INVESTMENTS:

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Dover Saddlery, Inc.	Massachusetts / Retail	Common Stock (30,974 shares)	63	170	—%
			63	170	—%
Total Non-Control/Non-Affiliate Investments (Level 1)			$63	$170	—%

Total Non-Control/Non-Affiliate Investments			$4,424,017	$4,415,190	124.0%

Total Portfolio Investments			$6,111,359	$6,006,203	168.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
March 31, 2014 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			June 30, 2013 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (greater than 25.00% voting control)(47)

AMU Holdings Inc.(27)	Pennsylvania / Property Management	Senior Secured Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor), due 6/30/2015)(3)(4)	$28,750	$28,750	$28,750	1.1%
		Senior Subordinated Term Loan (12.00% plus 6.00% PIK, due 12/31/2015)	12,500	12,500	12,500	0.5%
		Series A Preferred Stock (9,919.684 shares)		9,920	9,920	0.4%
		Common Stock (100 shares)		—	3,478	0.1%
				51,170	54,648	2.1%
APH Property Holdings, LLC(32)	Georgia / Real Estate	Senior Term Loan (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 10/24/2020)(4)	125,892	125,892	125,892	4.8%
		Membership Interest		26,648	26,648	1.0%
				152,540	152,540	5.8%
ARRM Holdings Inc.	South Carolina / Manufacturing	Senior Secured Note — Tranche A (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 3/30/2018)(3)(4)	19,737	19,737	19,737	0.7%
		Subordinated Unsecured Term Loan (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor) plus 6.00% PIK, due 3/30/2018)(4)	19,700	19,700	19,700	0.7%
		Series A Convertible Preferred Stock (6,142.60 shares)		6,057	—	—%
		Common Stock (6.00 shares)		—	—	—%
				45,494	39,437	1.4%
AWCNC, LLC(19)	North Carolina / Machinery	Members Units — Class A (1,800,000 units)		—	—	—%
		Members Units — Class B-1 (1 unit)		—	—	—%
		Members Units — Class B-2 (7,999,999 units)		—	—	—%
				—	—	—%
Borga, Inc.(21)	California / Manufacturing	Revolving Line of Credit — $1,150 Commitment (5.00% (PRIME + 1.75%) plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)(4)(25)	1,150	1,095	586	—%
		Senior Secured Term Loan B (8.50% (PRIME + 5.25%) plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)(4)	1,611	1,501	—	—%
		Senior Secured Term Loan C (12.00% plus 4.00% PIK plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)	9,738	706	—	—%
		Common Stock (100 shares)		—	—	—%
		Warrant (to purchase 33,750 shares of Common Stock, expires 5/6/2015)		—	—	—%
				3,302	586	—%
CCPI Holdings Inc.(33)	Ohio / Manufacturing	Senior Secured Note (10.00%, due 12/31/2017)(3)	17,663	17,663	17,663	0.7%
		Senior Secured Note (12.00% plus 7.00% PIK, due 6/30/2018)	7,659	7,659	7,659	0.3%
		Common Stock (100 shares)		8,581	7,977	0.3%
		Net Revenue Interest (4% of Net Revenue)		—	604	—%
				33,903	33,903	1.3%
Credit Central Holdings of Delaware, LLC(22)(34)	Ohio / Consumer Finance	Senior Secured Revolving Credit Facility — $60,000 Commitment (20.00% (LIBOR + 18.50% with 1.50% LIBOR floor), due 12/31/2022)(4)(25)	38,082	38,082	38,082	1.4%
		Membership Interest		9,581	8,361	0.3%
		Net Revenue Interest (5% of Net Revenue)		—	4,019	0.2%
				47,663	50,462	1.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
March 31, 2014 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			June 30, 2013 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (greater than 25.00% voting control)(47)

Energy Solutions Holdings Inc.(8)	Texas / Energy	Junior Secured Note (18.00%, due 12/12/2016)	$8,500	$8,500	$8,500	0.3%
		Senior Secured Note to Vessel Holdings, LLC (18.00%, due 12/12/2016)	3,500	3,500	3,500	0.1%
		Subordinated Secured Note to Jettco Marine Services, LLC (12.00% (LIBOR + 6.11% with 5.89% LIBOR floor) plus 4.00% PIK, in non-accrual status effective 10/1/2010, past due)(4)	13,906	12,503	8,449	0.3%
		Senior Secured Note to Yatesville Coal Holdings, LLC (in non-accrual status effective 1/1/2009, past due)	1,449	1,449	—	—%
		Escrow Receivable		—	—	—%
		Common Stock (100 shares)		8,318	6,247	0.2%
				34,270	26,696	0.9%
First Tower Holdings of Delaware LLC(22)(29)	Mississippi / Consumer Finance	Senior Secured Revolving Credit Facility — $400,000 Commitment (20.00% (LIBOR + 18.50% with 1.50% LIBOR floor), due 6/30/2022)(4)(25)	264,760	264,760	264,760	10.0%
		Membership Interest		43,193	20,447	0.8%
		Net Revenue Interest (5% of Net Revenue)		—	12,877	0.5%
				307,953	298,084	11.3%
The Healing Staff, Inc.(9)	North Carolina / Contracting	Secured Promissory Notes (15.00%, in non-accrual status effective 12/22/2010, past due)	1,688	1,686	—	—%
		Senior Demand Note (15.00%, in non-accrual status effective 11/1/2010, past due)	1,170	1,170	—	—%
		Common Stock (1,000 shares)		975	—	—%
				3,831	—	—%
Manx Energy, Inc.(12)	Kansas / Oil & Gas Production	Senior Secured Note (13.00%, in non-accrual status effective 1/19/2010, past due)	500	500	346	—%
		Series A-1 Preferred Stock (6,635 shares)		—	—	—%
		Common Stock (17,082 shares)		—	—	—%
				500	346	—%
Nationwide Acceptance Holdings LLC(22)(36)	Illinois / Consumer Finance	Senior Secured Revolving Credit Facility — $30,000 Commitment (20.00% (LIBOR + 18.50% with 1.50% LIBOR floor), due 1/31/2023)(4)(25)	21,308	21,308	21,308	0.8%
		Membership Interest		3,843	2,142	0.1%
		Net Revenue Interest (5% of Net Revenue)		—	1,701	0.1%
				25,151	25,151	1.0%
NMMB Holdings, Inc.(24)	New York / Media	Senior Term Loan (14.00%, due 5/6/2016)	16,000	16,000	13,149	0.5%
		Senior Subordinated Term Loan (15.00%, due 5/6/2016)	2,800	2,800	—	—%
		Series A Preferred Stock (4,400 shares)		4,400	—	—%
				23,200	13,149	0.5%
R-V Industries, Inc.	Pennsylvania / Manufacturing	Senior Subordinated Note (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 6/12/2018)(4)	32,750	32,750	32,750	1.2%
		Common Stock (545,107 shares)		5,087	18,522	0.7%
		Warrant (to purchase 200,000 shares of Common Stock, expires 6/30/2017)		1,682	6,796	0.3%
				39,519	58,068	2.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
March 31, 2014 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			June 30, 2013 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (greater than 25.00% voting control)(47)

Valley Electric Holdings I, Inc.(35)	Washington / Construction & Engineering	Senior Secured Note (9.00% (LIBOR + 6.00%, with 3.00% LIBOR floor) plus 9.00% PIK, due 12/31/2018)(4)	$34,063	$34,063	$34,063	1.3%
		Senior Secured Note (8.00% (LIBOR + 5.00% with 3.00% LIBOR floor) plus 2.50% PIK, due 12/31/2017)(3)(4)	10,026	10,026	10,026	0.4%
		Common Stock (100 shares)		9,526	8,288	0.3%
		Net Revenue Interest (5% of Net Revenue)		—	1,238	0.1%
				53,615	53,615	2.1%
Wolf Energy Holdings Inc.(12)	Kansas / Oil & Gas Production	Senior Secured Promissory Note secured by assets formerly owned by H&M (18.00%, in non-accrual status effective 4/15/2013, due 4/15/2018)(37)	22,000	—	3,832	0.1%
		Senior Secured Note to Appalachian Energy Holdings, LLC (8.00%, in non-accrual status effective 1/19/2010, past due)	2,642	2,000	546	—%
		Senior Secured Note to Appalachian Energy Holdings, LLC (8.00%, in non-accrual status, past due)	51	50	51	—%
		Senior Secured Note to Coalbed, LLC (8.00%, in non-accrual status effective 1/19/2010, past due)(6)	7,930	5,990	—	—%
		Common Stock (100 shares)		—	—	—%
		Net Profits Interest (8% of Equity Distributions)(7)		—	520	—%
				8,040	4,949	0.1%
Total Control Investments				$830,151	$811,634	30.6%

Affiliate Investments (5.00% to 24.99% voting control)(48)

BNN Holdings Corp. (f/k/a Biotronic NeuroNetwork)	Michigan / Healthcare	Senior Secured Note (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor), due 12/17/2017)(3)(4)	29,550	29,550	29,550	1.1%
		Series A Preferred Stock (9,925.455 shares)(13)		2,300	2,832	0.1%
		Series B Preferred Stock (1,753.636 shares)(13)		579	533	—%
				32,429	32,915	1.2%
BXC Holding Company(20)	Georgia / Textiles, Apparel & Luxury Goods	Senior Secured Term Loan A (10.00% plus 1.00% PIK, due 9/15/2015)	1,712	1,702	1,712	0.1%
		Senior Secured Term Loan B (10.00% plus 1.00% PIK, due 9/15/2015)	4,892	4,809	4,892	0.2%
		Senior Secured Term Loan C (10.00% plus 1.00% PIK, due 9/15/2015)	2,371	2,371	2,371	0.1%
		Senior Secured Term Loan (10.00% plus 1.00% PIK, due 9/15/2015)	8,325	7,878	410	—%
		Series A Preferred Stock (1,000,000 shares)		—	—	—%
		Common Stock (10,000 shares)		—	—	—%
		Warrant (to purchase 15% of all classes of equity, expires 8/31/2022)		—	—	—%
				16,760	9,385	0.4%
Smart, LLC(14)	New York / Diversified / Conglomerate Service	Membership Interest		—	143	—%
				—	143	—%
Total Affiliate Investments				$49,189	$42,443	1.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
March 31, 2014 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			June 30, 2013 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

ADAPCO, Inc.	Florida / Ecological	Common Stock (5,000 shares)		$141	$335	—%
				141	335	—%
Aderant North America, Inc.	Georgia / Software & Computer Services	Second Lien Term Loan (10.00% (LIBOR + 8.75% with 1.25% LIBOR floor), due 6/20/2019)(4)	$7,000	6,900	7,000	0.3%
				6,900	7,000	0.3%
Aircraft Fasteners International, LLC	California / Machinery	Class A Units (32,500 units)		396	565	—%
				396	565	—%
ALG USA Holdings, LLC	Pennsylvania / Hotels, Restaurants & Leisure	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 2/28/2020)(4)	12,000	11,764	12,000	0.4%
				11,764	12,000	0.4%
Allied Defense Group, Inc.	Virginia / Aerospace & Defense	Common Stock (10,000 shares)		56	—	—%
				56	—	—%
American Gilsonite Company	Utah / Metal Services & Minerals	Second Lien Term Loan (11.50%, due 9/1/2017)	38,500	38,500	38,500	1.4%
		Membership Interest(15)		—	4,058	0.2%
				38,500	42,558	1.6%
Apidos CLO VIII(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	19,730	19,931	19,718	0.7%
				19,931	19,718	0.7%
Apidos CLO IX(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	20,525	19,609	19,294	0.7%
				19,609	19,294	0.7%
Apidos CLO XI(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	38,340	39,239	37,972	1.4%
				39,239	37,972	1.4%
Apidos CLO XII(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	44,063	43,480	40,294	1.5%
				43,480	40,294	1.5%
Arctic Glacier U.S.A., Inc.	Canada / Food Products	Second Lien Term Loan (11.25% (LIBOR + 10.00% with 1.25% LIBOR floor), due 11/10/2019)(4)	150,000	150,000	150,000	5.6%
				150,000	150,000	5.6%
Armor Holding II LLC(16)	New York / Diversified Financial Services	Second Lien Term Loan (9.25% (LIBOR + 8.00% with 1.25% LIBOR floor), due 12/26/2020)(4)	7,000	6,860	7,000	0.3%
				6,860	7,000	0.3%
Atlantis Health Care Group (Puerto Rico), Inc.	Puerto Rico / Healthcare	Revolving Line of Credit — $7,000 Commitment (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor), due 2/21/2014)(4)(25)(26)	2,000	2,000	2,000	0.1%
		Senior Term Loan (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor), due 2/21/2018)(3)(4)	39,352	39,352	39,352	1.5%
				41,352	41,352	1.6%
Babson CLO Ltd. 2011-I(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	35,000	34,499	34,450	1.3%
				34,499	34,450	1.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
March 31, 2014 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			June 30, 2013 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Babson CLO Ltd. 2012-I(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	$29,075	$25,917	$27,269	1.0%
				25,917	27,269	1.0%
Babson CLO Ltd. 2012-II(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	27,850	28,863	27,510	1.0%
				28,863	27,510	1.0%
Blue Coat Systems, Inc.(16)	Massachusetts / Software & Computer Services	Second Lien Term Loan (9.50% (LIBOR + 8.50% with 1.00% LIBOR floor), due 6/28/2020)(4)	11,000	10,890	11,000	0.4%
				10,890	11,000	0.4%
Broder Bros., Co.	Pennsylvania / Textiles, Apparel & Luxury Goods	Senior Secured Notes (10.75% (LIBOR + 9.00% with 1.75% LIBOR floor), due 6/27/2018)(3)(4)	99,500	99,500	99,323	3.7%
				99,500	99,323	3.7%
Brookside Mill CLO Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	26,000	23,896	23,743	0.9%
				23,896	23,743	0.9%
Byrider Systems Acquisition Corp.(22)	Indiana / Auto Finance	Senior Subordinated Notes (12.00% plus 2.00% PIK, due 11/3/2016)(3)	10,914	10,914	10,417	0.4%
				10,914	10,417	0.4%
Caleel + Hayden, LLC(14)(31)	Colorado / Personal & Nondurable Consumer Products	Membership Interest		—	104	—%
		Escrow Receivable		—	137	—%
				—	241	—%
Capstone Logistics, LLC	Georgia / Commercial Services	Senior Secured Term Loan A (6.50% (LIBOR + 5.00% with 1.50% LIBOR floor), due 9/16/2016)(4)	97,291	97,291	97,291	3.7%
		Senior Secured Term Loan B (11.50% (LIBOR + 10.00% with 1.50% LIBOR floor), due 9/16/2016)(3)(4)	100,000	100,000	100,000	3.8%
				197,291	197,291	7.5%
Cargo Airport Services USA, LLC	New York / Transportation	Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 3/31/2016)(3)(4)	43,977	43,977	44,417	1.7%
		Common Equity (1.6 units)		1,639	1,860	0.1%
				45,616	46,277	1.8%
Cent CLO 17 Limited(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	24,870	24,615	25,454	1.0%
				24,615	25,454	1.0%
CI Holdings(4)	Texas / Software & Computer Services	Senior Secured Term Loan (10.00% (LIBOR + 5.00% with 5.00% LIBOR floor), due 6/11/2019)	114,713	114,713	114,713	4.3%
				114,713	114,713	4.3%
CIFC Funding 2011-I, Ltd.(4)(22)	Cayman Islands / Diversified Financial Services	Class D Senior Secured Notes (5.32% (LIBOR + 5.00%), due 1/19/2023)	19,000	15,029	15,844	0.6%
		Class E Subordinated Notes (7.32% (LIBOR + 7.00%), due 1/19/2023)	15,400	12,638	12,745	0.5%
				27,667	28,589	1.1%
Cinedigm DC Holdings, LLC(4)	New York / Software & Computer Services	Senior Secured Term Loan (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/31/2021)	70,595	70,595	70,595	2.7%
				70,595	70,595	2.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
March 31, 2014 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			June 30, 2013 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

The Copernicus Group, Inc.	North Carolina / Healthcare	Escrow Receivable		$—	$130	—%
				—	130	—%
Correctional Healthcare Holding Company, Inc.	Colorado / Healthcare	Second Lien Term Loan (11.25%, due 1/11/2020)(3)	$27,100	27,100	27,100	1.0%
				27,100	27,100	1.0%
Coverall North America, Inc.	Florida / Commercial Services	Senior Secured Term Loan (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor), due 12/17/2017)(3)(4)	39,303	39,303	39,303	1.5%
				39,303	39,303	1.5%
CP Well Testing, LLC	Oklahoma / Oil & Gas Production	Senior Secured Term Loan (13.50% (LIBOR + 11.00% with 2.50% LIBOR floor), due 10/03/2017)(4)	19,125	19,125	19,125	0.7%
				19,125	19,125	0.7%
CRT MIDCO, LLC	Wisconsin / Media	Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 6/30/2017)(3)(4)	71,106	71,106	71,106	2.7%
				71,106	71,106	2.7%
Deltek, Inc.	Virginia / Software & Computer Services	Second Lien Term Loan (10.00% (LIBOR + 8.75% with 1.25% LIBOR floor), due 10/10/2019)(4)	12,000	11,833	12,000	0.5%
				11,833	12,000	0.5%
Diamondback Operating, LP	Oklahoma / Oil & Gas Production	Net Profits Interest (15% of Equity Distributions)(7)		—	—	—%
				—	—	—%
Edmentum, Inc. (f/k/a Archipelago Learning, Inc.)(4)	Minnesota / Consumer Services	Second Lien Term Loan (11.25% (LIBOR + 9.75% with 1.50% LIBOR floor), due 5/17/2019)	50,000	48,218	50,000	1.9%
				48,218	50,000	1.9%
EIG Investors Corp.	Massachusetts / Software & Computer Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 5/09/2020)(4)(16)	22,000	21,792	22,000	0.8%
				21,792	22,000	0.8%
Empire Today, LLC	Illinois / Durable Consumer Products	Senior Secured Note (11.375%, due 2/1/2017)	15,700	15,332	14,650	0.6%
				15,332	14,650	0.6%
EXL Acquisition Corp.	South Carolina / Biotechnology	Escrow Receivable		—	14	—%
				—	14	—%
Evanta Ventures, Inc.(11)	Oregon / Commercial Services	Subordinated Unsecured (12.00% plus 1.00% PIK, due 9/28/2018)	10,479	10,479	10,479	0.4%
				10,479	10,479	0.4%
Fairchild Industrial Products, Co.	North Carolina / Electronics	Escrow Receivable		—	149	—%
				—	149	—%
Fischbein, LLC	North Carolina / Machinery	Escrow Receivable		—	225	—%
				—	225	—%
Focus Brands, Inc.(4)	Georgia / Consumer Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 8/21/2018)	18,000	17,731	18,000	0.7%
				17,731	18,000	0.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
March 31, 2014 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			June 30, 2013 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

FPG, LLC	Illinois / Durable Consumer Products	Senior Secured Term Loan (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 1/20/2017)(4)	$21,401	$21,401	$21,401	0.8%
		Common Stock (5,638 shares)		27	19	—%
				21,428	21,420	0.8%
Galaxy XII CLO, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	22,000	20,792	21,657	0.8%
				20,792	21,657	0.8%
Galaxy XV CLO, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	35,025	32,119	30,227	1.1%
				32,119	30,227	1.1%
Grocery Outlet, Inc.	California / Retail	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 6/17/2019)(4)	14,457	14,127	14,457	0.5%
				14,127	14,457	0.5%
Gulf Coast Machine & Supply Company	Texas / Manufacturing	Senior Secured Term Loan (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor), due 10/12/2017)(3)(4)	41,213	41,213	31,972	1.2%
				41,213	31,972	1.2%
Halcyon Loan Advisors Funding 2012-1 Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	23,188	22,279	22,724	0.9%
				22,279	22,724	0.9%
Halcyon Loan Advisors Funding 2013-1 Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	40,400	41,085	38,291	1.4%
				41,085	38,291	1.4%
Hoffmaster Group, Inc.(4)	Wisconsin / Personal & Nondurable Consumer Products	Second Lien Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 1/3/2019)	20,000	19,831	19,598	0.7%
		Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 1/3/2019)	1,000	991	955	—%
				20,822	20,553	0.7%
ICON Health & Fitness, Inc.	Utah / Durable Consumer Products	Senior Secured Note (11.875%, due 10/15/2016)(3)	43,100	43,310	33,929	1.3%
				43,310	33,929	1.3%
IDQ Holdings, Inc.	Texas / Automobile	Senior Secured Note (11.50%, due 4/1/2017)	12,500	12,300	12,500	0.5%
				12,300	12,500	0.5%
ING IM CLO 2012-2, Ltd.(22)	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest)	38,070	34,904	36,848	1.4%
				34,904	36,848	1.4%
ING IM CLO 2012-3, Ltd.(22)	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest)	46,632	44,454	46,361	1.7%
				44,454	46,361	1.7%
ING IM CLO 2012-4, Ltd.(22)	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest)	40,613	39,255	41,153	1.5%
				39,255	41,153	1.5%
Injured Workers Pharmacy, LLC	Massachusetts / Healthcare	Second Lien Term Loan (11.50% (LIBOR + 7.00% with 4.50% LIBOR floor) plus 1.00% PIK, due 5/31/2019)(3)(4)	22,430	22,430	22,430	0.8%
				22,430	22,430	0.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
March 31, 2014 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			June 30, 2013 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

InterDent, Inc.(4)	California / Healthcare	Senior Secured Term Loan A (8.00% (LIBOR + 6.50% with 1.50% LIBOR floor), due 8/3/2017)	$53,475	$53,475	$53,475	2.0%
		Senior Secured Term Loan B (13.00% (LIBOR + 10.00% with 3.00% LIBOR floor), due 8/3/2017)(3)	55,000	55,000	55,000	2.1%
				108,475	108,475	4.1%
JHH Holdings, Inc.	Texas / Healthcare	Second Lien Term Loan (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor) plus 1.50% PIK, due 6/23/2018)(3)(4)	16,119	16,119	16,119	0.6%
				16,119	16,119	0.6%
LaserShip, Inc.(4)	Virginia / Transportation	Revolving Line of Credit — $5,000 Commitment (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 12/21/2014)(25)	—	—	—	—%
		Senior Secured Term Loan (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 12/21/2017)(3)	37,031	37,031	37,031	1.4%
				37,031	37,031	1.4%
LCM XIV Ltd.(22)	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest)	26,500	25,838	25,838	1.0%
				25,838	25,838	1.0%
LHC Holdings Corp.	Florida / Healthcare	Revolving Line of Credit — $750 Commitment (8.50% (LIBOR + 6.00% with 2.50% LIBOR floor), due 5/31/2015)(4)(25)(26)	—	—	—	—%
		Senior Subordinated Debt (10.50%, due 5/31/2015)(3)	2,865	2,865	2,865	0.1%
		Common Stock (125 shares)		216	245	—%
				3,081	3,110	0.1%
Madison Park Funding IX, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	31,110	26,401	26,596	1.0%
				26,401	26,596	1.0%
Material Handling Services, LLC(4)	Ohio / Business Services	Senior Secured Term Loan (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor), due 7/5/2017)(3)	27,580	27,580	27,199	1.0%
		Senior Secured Term Loan (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor), due 12/21/2017)	37,959	37,959	37,035	1.4%
				65,539	64,234	2.4%
Maverick Healthcare Equity, LLC	Arizona / Healthcare	Preferred Units (1,250,000 units)		1,252	780	—%
		Class A Common Units (1,250,000 units)		—	—	—%
				1,252	780	—%
Medical Security Card Company, LLC(4)	Arizona / Healthcare	Revolving Line of Credit — $1,500 Commitment (9.50% (LIBOR + 7.00% with 2.50% LIBOR floor), due 2/1/2016)(25)	—	—	—	—%
		First Lien Term Loan (11.25% (LIBOR + 8.75% with 2.50% LIBOR floor), due 2/1/2016)(3)	13,427	13,427	13,427	0.5%
				13,427	13,427	0.5%
Mountain View CLO 2013-I Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	43,650	44,235	43,192	1.6%
				44,235	43,192	1.6%
National Bankruptcy Services, LLC(3)(4)	Texas / Diversified Financial Services	Senior Subordinated Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor) plus 1.50% PIK, due 7/17/2017)	18,683	18,683	16,883	0.6%
				18,683	16,883	0.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
March 31, 2014 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			June 30, 2013 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Naylor, LLC(4)	Florida / Media	Revolving Line of Credit — $2,500 Commitment (11.00% (LIBOR + 8.00% with 3.00% LIBOR floor), due 6/7/2017)(25)	$—	$—	$—	—%
		Senior Secured Term Loan (11.00% (LIBOR + 8.00% with 3.00% LIBOR floor), due 6/7/2017)(3)	46,170	46,170	46,170	1.7%
				46,170	46,170	1.7%
New Century Transportation, Inc.	New Jersey / Transportation	Senior Subordinated Term Loan (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor) plus 3.00% PIK, due 2/3/2018)(3)(4)	45,120	45,120	44,166	1.7%
				45,120	44,166	1.7%
New Star Metals, Inc.	Indiana / Metal Services & Minerals	Senior Subordinated Term Loan (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor) plus 1.00% PIK, due 2/2/2018)(4)	50,274	50,274	50,274	1.9%
				50,274	50,274	1.9%
Nixon, Inc.	California / Durable Consumer Products	Senior Secured Term Loan (8.75% plus 2.75% PIK, due 4/16/2018)(16)	15,509	15,252	14,992	0.6%
				15,252	14,992	0.6%
NRG Manufacturing, Inc.	Texas / Manufacturing	Escrow Receivable		—	3,618	0.1%
				—	3,618	0.1%
Octagon Investment Partners XV, Ltd.(22)	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest)	26,901	26,919	25,515	1.0%
				26,919	25,515	1.0%
Pegasus Business Intelligence, LP(4)	Texas / Diversified Financial Services	Revolving Line of Credit — $2,500 Commitment (9.00% (LIBOR + 7.75% with 1.25% LIBOR floor), due 4/18/2014)(25)	—	—	—	—%
		Senior Secured Term Loan A (6.75% (LIBOR + 5.50% with 1.25% LIBOR floor), due 4/18/2018)	15,938	15,938	15,938	0.6%
		Senior Secured Term Loan B (13.75% (LIBOR + 12.50% with 1.25% LIBOR floor), due 4/18/2018)	15,938	15,938	15,938	0.6%
				31,876	31,876	1.2%
Pelican Products, Inc.(16)	California / Durable Consumer Products	Second Lien Term Loan (11.50% (LIBOR + 10.00% with 1.50% LIBOR floor), due 6/14/2019)(3)(4)	15,000	14,729	15,000	0.6%
				14,729	15,000	0.6%
The Petroleum Place, Inc.	Colorado / Software & Computer Services	Second Lien Term Loan (10.00% (LIBOR + 8.75% with 1.25% LIBOR floor), due 5/20/2019)(4)	22,000	21,690	22,000	0.8%
				21,690	22,000	0.8%
Pinnacle (US) Acquisition Co. Limited(16)	Texas / Software & Computer Services	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 8/3/2020)(4)	10,000	9,815	10,000	0.4%
				9,815	10,000	0.4%
Pre-Paid Legal Services, Inc.(16)	Oklahoma / Consumer Services	Senior Subordinated Term Loan (11.50% (PRIME + 8.25%), due 12/31/2016)(3)(4)	5,000	5,000	5,000	0.2%
				5,000	5,000	0.2%
Prince Mineral Holding Corp.	New York / Metal Services & Minerals	Senior Secured Term Loan (11.50%, due 12/15/2019)	10,000	9,888	10,000	0.4%
				9,888	10,000	0.4%
Progrexion Holdings, Inc.(4)(28)	Utah / Consumer Services	Senior Secured Term Loan (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor), due 9/14/2017)(3)	241,033	241,033	241,033	9.1%
				241,033	241,033	9.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
March 31, 2014 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			June 30, 2013 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Rocket Software, Inc.(3)(4)	Massachusetts / Software & Computer Services	Second Lien Term Loan (10.25% (LIBOR + 8.75% with 1.50% LIBOR floor), due 2/8/2019)	$20,000	$19,719	$20,000	0.8%
				19,719	20,000	0.8%
Royal Adhesives & Sealants, LLC	Indiana / Chemicals	Senior Subordinated Unsecured Term Loan (12.00% plus 2.00% PIK, due 11/29/2016)	28,364	28,364	28,648	1.1%
				28,364	28,648	1.1%
Ryan, LLC(4)	Texas / Business Services	Subordinated Secured Notes (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor) plus 3.00% PIK, due 6/30/2018)	70,000	70,000	70,000	2.6%
				70,000	70,000	2.6%
Sandow Media, LLC	Florida / Media	Senior Secured Term Loan (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor) plus 1.50% PIK, due 5/8/2018)(4)	24,900	24,900	24,900	0.9%
				24,900	24,900	0.9%
Seaton Corp.(3)(4)	Illinois / Business Services	Subordinated Secured (12.50% (LIBOR + 9.00% with 3.50% LIBOR floor) plus 2.00% PIK, due 3/14/2014)	3,305	3,249	3,305	0.1%
		Subordinated Secured (12.50% (LIBOR + 9.00% with 3.50% LIBOR floor) plus 2.00% PIK, due 3/14/2015)	10,005	10,005	10,005	0.4%
				13,254	13,310	0.5%
SESAC Holdco II LLC(16)	Tennessee / Media	Second Lien Term Loan (10.00% (LIBOR + 8.75% with 1.25% LIBOR floor), due 7/12/2019)(4)	6,000	5,914	6,000	0.2%
				5,914	6,000	0.2%
Skillsoft Public Limited Company(22)	Ireland / Software & Computer Services	Senior Unsecured Notes (11.125%, due 6/1/2018)	15,000	14,927	15,000	0.6%
				14,927	15,000	0.6%
Snacks Parent Corporation	Minnesota / Food Products	Series A Preferred Stock (4,021.45 shares)		56	56	—%
		Series B Preferred Stock (1,866.10 shares)		56	56	—%
		Warrant (to purchase 31,196.52 shares of Common Stock, expires 11/12/2020)		479	484	—%
				591	596	—%
Southern Management Corporation(22)(30)	South Carolina / Consumer Finance	Second Lien Term Loan (12.00% plus 5.00% PIK, due 5/31/2017)	17,565	17,565	18,267	0.7%
				17,565	18,267	0.7%
Spartan Energy Services, Inc.(3)(4)	Louisiana / Energy	Senior Secured Term Loan (10.50% (LIBOR + 9.00% with 1.50% LIBOR floor), due 12/28/2017)	29,625	29,625	29,625	1.1%
				29,625	29,625	1.1%
Speedy Group Holdings Corp.	Canada / Consumer Finance	Senior Unsecured Notes (12.00%, due 11/15/2017)(22)	15,000	15,000	15,000	0.6%
				15,000	15,000	0.6%
Sport Helmets Holdings, LLC(14)	New York / Personal & Nondurable Consumer Products	Escrow Receivable		—	389	—%
				—	389	—%
Stauber Performance Ingredients, Inc.(3)(4)	California / Food Products	Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 1/21/2016)	16,594	16,594	16,594	0.6%
		Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 5/21/2017)	10,238	10,238	10,238	0.4%
				26,832	26,832	1.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
March 31, 2014 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			June 30, 2013 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Stryker Energy, LLC	Ohio / Oil & Gas Production	Subordinated Secured Revolving Credit Facility — $50,300 Commitment (8.50% (LIBOR + 7.00% with 1.50% LIBOR floor) plus 3.75% PIK, in non-accrual status effective 12/1/2011, due 12/1/2015)(4)(25)	$34,738	$32,711	$—	—%
		Overriding Royalty Interest(18)		—	—	—%
				32,711	—	—%
Symphony CLO IX Ltd.(22)	Cayman Islands / Diversified Financial Services	Preference Shares (Residual Interest)	45,500	42,289	43,980	1.7%
				42,289	43,980	1.7%
System One Holdings, LLC(3)(4)	Pennsylvania / Business Services	Senior Secured Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 12/31/2018)	32,000	32,000	32,000	1.2%
				32,000	32,000	1.2%
Targus Group International, Inc.(16)	California / Durable Consumer Products	First Lien Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 5/25/2016)(3)(4)	23,520	23,209	23,520	0.9%
				23,209	23,520	0.9%
TB Corp.(3)	Texas / Hotels, Restaurants & Leisure	Senior Subordinated Note (12.00% plus 1.50% PIK, due 12/18/2018)	23,361	23,361	23,361	0.9%
				23,361	23,361	0.9%
Therakos, Inc.	New Jersey / Healthcare	Second Lien Term Loan (11.25% (LIBOR + 10.00% with 1.25% LIBOR floor), due 6/27/2018)(4)(16)	8,000	7,773	8,000	0.3%
				7,773	8,000	0.3%
Totes Isotoner Corporation	Ohio / Personal & Nondurable Consumer Products	Second Lien Term Loan (10.75%, (LIBOR + 9.25% with 1.50% LIBOR floor), due 1/8/2018)(3)(4)	39,000	39,000	39,000	1.5%
				39,000	39,000	1.5%
Traeger Pellet Grills LLC(4)	Oregon / Durable Consumer Products	Revolving Line of Credit — $10,000 Commitment (9.00% (LIBOR + 7.00% with 2.00% LIBOR floor), due 6/18/2014)(25)	6,143	6,143	6,143	0.3%
		Senior Secured Term Loan A (6.50% (LIBOR + 4.50% with 2.00% LIBOR floor), due 6/18/2018)	30,000	30,000	30,000	1.1%
		Senior Secured Term Loan B (11.50% (LIBOR + 9.50% with 2.00% LIBOR floor), due 6/18/2018)	30,000	30,000	30,000	1.1%
				66,143	66,143	2.5%
TransFirst Holdings, Inc.(4)	New York / Software & Computer Services	Second Lien Term Loan (11.00%, (LIBOR + 9.75% with 1.25% LIBOR floor), due 6/27/2018)	5,000	4,860	5,000	0.2%
				4,860	5,000	0.2%
United Sporting Companies, Inc.(5)	South Carolina / Durable Consumer Products	Second Lien Term Loan (12.75% (LIBOR + 11.00% with 1.75% LIBOR floor), due 5/16/2018)(4)	160,000	160,000	160,000	6.0%
				160,000	160,000	6.0%
Wind River Resources Corporation	Utah / Oil & Gas Production	Senior Secured Note (13.00% (LIBOR + 7.50% with 5.50% LIBOR floor) plus 3.00% default interest on principal, 16.00% default interest on past due interest, in non-accrual status effective 12/1/2008, past due)(4)	15,000	14,750	—	—%
		Net Profits Interest (5% of Equity Distributions)(7)		—	—	—%
				14,750	—	—%
Total Non-Control/Non-Affiliate Investments (Level 3)				$3,376,375	$3,318,663	124.9%

Total Level 3 Portfolio Investments				$4,255,715	$4,172,740	157.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
March 31, 2014 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

			June 30, 2013 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 1 PORTFOLIO INVESTMENTS:

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Dover Saddlery, Inc.	Massachusetts / Retail	Common Stock (30,974 shares)		$63	$112	—%
				63	112	—%
Total Non-Control/Non-Affiliate Investments (Level 1)				$63	$112	—%

Total Non-Control/Non-Affiliate Investments				$3,376,438	$3,318,775	124.9%

Total Portfolio Investments				$4,255,778	$4,172,852	157.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
March 31, 2014 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

Endnote Explanations for the Consolidated Schedules of Investments as of March 31, 2014 and June 30, 2013

(1)
The securities in which Prospect Capital Corporation (“we”, “us” or “our”) has invested were acquired in transactions that were exempt from registration under the Securities Act of 1933, as amended, or the “Securities Act.” These securities may be resold only in transactions that are exempt from registration under the Securities Act.

(2)
Fair value is determined by or under the direction of our Board of Directors. As of March 31, 2014 and June 30, 2013, one of our portfolio investments, Dover Saddlery, Inc. was publicly traded and classified as Level 1 within the valuation hierarchy established by ASC 820, Fair Value Measurements (“ASC 820”). As of March 31, 2014 and June 30, 2013, the fair value of our remaining portfolio investments was determined using significant unobservable inputs. ASC 820 classifies such inputs used to measure fair value as Level 3 within the valuation hierarchy. See Notes 2 and 3 within the accompanying notes to consolidated financial statements for further discussion.

(3)
Security, or a portion thereof, is held by Prospect Capital Funding LLC (“PCF”), our wholly-owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral for the Revolving Credit Facility and such security is not available as collateral to our general creditors (see Note 4). The fair values of these investments held by PCF at March 31, 2014 and June 30, 2013 were $1,410,447 and $833,310, respectively; they represent 23.5% and 20.0% of our total investments, respectively.

(4)	Security, or portion thereof, has a floating interest rate which may be subject to a LIBOR or PRIME floor. Stated interest rate was in effect at March 31, 2014 and June 30, 2013.

(5)
Ellett Brothers, LLC, Evans Sports, Inc., Jerry’s Sports, Inc., Simmons Gun Specialties, Inc., Bonitz Brothers, Inc., and Outdoor Sports Headquarters, Inc. are joint borrowers on our second lien loan. United Sporting Companies, Inc. is a parent guarantor of this debt investment.

(6)
During the quarter ended December 31, 2009, we created two new entities, Coalbed, Inc. and Coalbed, LLC, to foreclose on the outstanding senior secured loan and assigned rights and interests of Conquest Cherokee, LLC (“Conquest”) as a result of the deterioration of Conquest’s financial performance and inability to service debt payments. We own 1,000 shares of common stock in Coalbed, Inc., representing 100% of the issued and outstanding common stock. Coalbed, Inc., in turn, owns 100% of the membership interest in Coalbed, LLC. On October 21, 2009, Coalbed, LLC foreclosed on the loan formerly made to Conquest. On January 19, 2010, as part of the Manx Energy, Inc. ("Manx") rollup, the Coalbed, LLC assets and loan were assigned to Manx, the holding company. On June 30, 2012, Manx reassigned our investment in Coalbed, LLC to Wolf Energy Holdings Inc. (“Wolf”), a newly-formed, separately owned holding company. Our Board of Directors set the fair value at zero for the loan position in Coalbed, LLC investment as of March 31, 2014 and June 30, 2013.

(7)	In addition to the stated returns, the net profits interest held will be realized upon sale of the borrower or a sale of the interests.

(8)
During the quarter ended December 31, 2011, our ownership of Change Clean Energy Holdings, LLC, Change Clean Energy, LLC, Freedom Marine Services Holdings, LLC (“Freedom Marine”), and Yatesville Coal Holdings, LLC was transferred to Energy Solutions Holdings Inc. (f/k/a Gas Solutions Holdings, Inc.) (“Energy Solutions”) to consolidate all of our energy holdings under one management team. We own 100% of Energy Solutions. On December 28, 2011, we made a $3,500 debt investment in Vessel Holdings, LLC, a subsidiary of Freedom Marine. On November 25, 2013, we provided $13,000 in senior secured debt financing for the recapitalization of our investment in Jettco Marine Services, LLC (“Jettco”), a subsidiary of Freedom Marine. The subordinated secured loan to Jettco was replaced with a senior secured note to Vessel Holdings II, LLC, a new subsidiary of Freedom Marine. On December 3, 2013, we made a $16,000 senior secured investment in Vessel Holdings III, LLC, another new subsidiary of Freedom Marine.

(9)	We own 1,000 shares of common stock in The Healing Staff, Inc. (f/k/a Lisamarie Fallon, Inc.), representing 100% ownership.

(10)
GTP Operations, LLC (f/k/a CI (Transplace) Holdings, LLC), Transplace, LLC, CI (Transplace) International, LLC, Transplace Freight Services, LLC, Transplace Texas, LP, Transplace Stuttgart, LP, Transplace International, Inc., Celtic International, LLC, and Treetop Merger Sub, LLC are joint borrowers on our senior secured investment.

(11)	Evanta Ventures, Inc. and Sports Leadership Institute, Inc. are joint borrowers on our investment.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
March 31, 2014 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

Endnote Explanations for the Consolidated Schedules of Investments as of March 31, 2014 and June 30, 2013 (Continued)

(12)
On January 19, 2010, we modified the terms of our senior secured debt in Appalachian Energy Holdings, LLC ("AEH") and Coalbed, LLC ("Coalbed") in conjunction with the formation of Manx, a new entity consisting of the assets of AEH, Coalbed and Kinley Exploration. The assets of the three companies were brought under new common management. We funded $2,800 at closing to Manx to provide for working capital. A portion of our loans to AEH and Coalbed was exchanged for Manx preferred equity, while our AEH equity interest was converted into Manx common stock. There was no change to fair value at the time of restructuring. On June 30, 2012, Manx reassigned our investments in Coalbed and AEH to Wolf, a newly-formed, separately owned holding company. We continue to fully reserve any income accrued for Manx. During the quarter ended June 30, 2013, we determined that the impairment of Manx was other-than-temporary and recorded a realized loss of $9,397 for the amount that the amortized cost exceeded the fair value. The Board of Directors set the fair value of our investment in Manx at zero and $346 as of March 31, 2014 and June 30, 2013, respectively.

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

(17)
MITY Holdings of Delaware Inc., an entity in which we own 100% of the common stock, owns 97.7% (42,053 common shares) of MITY Enterprises, Inc., the operating company. MITY Enterprises, Inc., MITY-Lite, Inc., and Broda Enterprises USA, Inc., are joint borrowers. on our senior secured investment in MITY Enterprises, Inc.

(18)	The overriding royalty interests held receive payments at the stated rates based upon operations of the borrower.

(19)
On December 31, 2009, we sold our investment in Aylward Enterprises, LLC. AWCNC, LLC is the remaining holding company with zero assets. Our remaining outstanding debt after the sale was written off on December 31, 2009 and no value has been assigned to the equity position as of March 31, 2014 and June 30, 2013.

(20)
Boxercraft Incorporated and BXC Holding Company are joint borrowers on our senior secured investments. We own a warrant to purchase 15% of all classes of equity, which currently consists of 3,755,000 shares of Series A Preferred Stock, 625,000 shares of Series B Preferred Stock, and 43,800 shares of Voting Common Stock in BXC Holding Company.

(21)
We own warrants to purchase 33,750 shares of common stock in Metal Buildings Holding Corporation (“Metal Buildings”), the former holding company of Borga, Inc. Metal Buildings owned 100% of Borga, Inc. On March 8, 2010, we foreclosed on the stock in Borga, Inc. that was held by Metal Buildings, obtaining 100% ownership of Borga, Inc. On January 24, 2014, we contributed our holdings in Borga, Inc. to STI Holdings, Inc., a wholly-owned holding company.

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

(24)
On May 6, 2011, we made a secured first lien $24,250 debt investment to NMMB Acquisition, Inc., a $2,800 secured debt and $4,400 equity investment to NMMB Holdings, Inc. We owned 100% of the Series A Preferred Stock in NMMB Holdings, Inc. NMMB Holdings, Inc. owned 100% of the Convertible Preferred Stock in NMMB Acquisition, Inc. On December 13, 2013, we provided $8,086 in preferred equity for the recapitalization of NMMB Holdings, Inc. After the restructuring, we received repayment of $2,800 secured debt outstanding. NMMB Holdings, Inc. now owns 7,200 shares (or 53.6%) of Series A Convertible Preferred Stock of NMMB Acquisition, Inc. and 5,286 shares (or 39.3%) of Series B Convertible Preferred Stock of NMMB Acquisition, Inc. Our fully diluted ownership in NMMB Holdings, Inc. is 100% as of March 31, 2014 and June 30, 2013. Our fully diluted ownership in NMMB Acquisition, Inc. is 89.8% and 83.5% as of March 31, 2014 and June 30, 2013, respectively.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
March 31, 2014 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

Endnote Explanations for the Consolidated Schedules of Investments as of March 31, 2014 and June 30, 2013 (Continued)

(25)
Undrawn committed revolvers to our portfolio companies incur commitment and unused fees ranging from 0.00% to 2.00%. As of March 31, 2014 and June 30, 2013, we had $267,761 and $202,518 of undrawn revolver commitments to our portfolio companies, respectively.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
March 31, 2014 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

Endnote Explanations for the Consolidated Schedules of Investments as of March 31, 2014 and June 30, 2013 (Continued)

(26)
Stated interest rates are based on March 31, 2014 and June 30, 2013 one month or three month Libor rates plus applicable spreads based on the respective credit agreements. Interest rates are subject to change based on actual elections by the borrower for a Libor rate contract or Base Rate contract when drawing on the revolver.

(27)
On July 30, 2010, we made a $30,000 senior secured debt investment in AIRMALL USA Holdings, Inc., a $12,500 secured second lien in AMU Holdings Inc., and acquired 100% of the Series A Preferred Stock and Common Stock of AMU Holdings Inc. Our Preferred Stock in AMU Holdings Inc. has a 12.0% dividend rate which is paid from the dividends received from its operating subsidiary, AIRMALL USA Holdings, Inc. AMU Holdings Inc. owns 100% of the common stock in AIRMALL USA Holdings, Inc. On December 4, 2013, we sold a $972 participation in both debt investments, equal to 2% of the outstanding principal amount of loans on that date. As of March 31, 2014, we own 98% of the preferred and common equity securities.

(28)
Progrexion Marketing, Inc., Progrexion Teleservices, Inc., Progrexion ASG, Inc. Progrexion IP, Inc. and Efolks, LLC, are joint borrowers on our senior secured investment. Progrexion Holdings, Inc. and eFolks Holdings, Inc. are the guarantors of this debt investment.

(29)	First Tower Holdings of Delaware, LLC, an entity that we own 100% of the membership interests, owns 80.1% of First Tower Holdings LLC, which owns 100% of First Tower, LLC, the operating company.

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

(31)	We own 2.8% (13,220 shares) of the Mineral Fusion Natural, LLC, a subsidiary of Caleel + Hayden, LLC, common and preferred interest.

(32)
APH Property Holdings, LLC (“APH”), an entity that we own 100% of the membership interests, owns 100% of the common equity of American Property Holdings Corp., a property REIT which holds investments in several real estate properties. See Note 3 for further discussion of the properties.

(33)	CCPI Holdings Inc., an entity that we own 100% of the common stock, owns 95.13% of CCPI Inc., the operating company.

(34)
Credit Central Holdings of Delaware, LLC, an entity that we own 100% of the membership interests, owns 74.8% of Credit Central Holdings, LLC, which owns 100% of each of Credit Central, LLC, Credit Central South, LLC, Credit Central of Texas, LLC, and Credit Central of Tennessee, LLC, the operating companies.

(35)
Valley Electric Holdings I, Inc., an entity that we own 100% of the common stock, owns 100% of Valley Electric Holdings II, Inc. (“Valley II”). Valley II owns 96.3% of Valley Electric Co. of Mt. Vernon, Inc., the operating company. Our debt investments are with both Valley Electric Holdings I, Inc. and Valley Electric Co. of Mt. Vernon, Inc..

(36)	Nationwide Acceptance Holdings LLC, an entity that we own 100% of the membership interests, owns 93.8% of Nationwide Acceptance LLC, the operating company.

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

(38)
CP Holdings of Delaware LLC, an entity that we own 100% of the membership interests, owns 82.9% of CP Energy Services Inc., which owns 100% of several other subsidiaries including CP Well Testing Holding Company, LLC and Fluid Management Holdings, Inc.

(39)	Wind River Resources Corporation and Wind River II Corporation are joint borrowers on our senior secured loan.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
March 31, 2014 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

Endnote Explanations for the Consolidated Schedules of Investments as of March 31, 2014 and June 30, 2013 (Continued)

(40)
NPH Property Holdings, LLC (“NPH”), an entity that we own 100% of the membership interests, owns 100% of the common equity of National Property Holdings Corp., a property REIT which holds investments in several real estate properties, and 100% of the membership interests of NPH Property Holdings II, LLC, a peer-to-peer lending company. See Note 3 for further discussion of the properties.

(41)
UPH Property Holdings, LLC (“UPH”), an entity that we own 100% of the membership interests, owns 100% of the common equity of United Property Holdings Corp., a property REIT which holds investments in several real estate properties. See Note 3 for further discussion of the properties.

(42)
On April 4, 2008, we acquired a controlling equity interest in ARRM Holdings Inc., which owns 100% of Ajax Rolled Ring & Machine, Inc., the operating company. As of March 31, 2014, we control 79.53% of the fully-diluted common and preferred equity of ARRM Holdings Inc. and the fair value of our senior secured debt issued to Ajax Rolled Ring & Machine, Inc. was $18,978.

(43)
Our wholly-owned subsidiary, Prospect Small Business Lending LLC, purchases a series of small business whole loans on recurring basis, originated by OnDeck Capital, Inc., an online small business lender.

(44)	Harbortouch Holdings of Delaware Inc., an entity that we own 100% of the common stock, owns 53.5% of Harbortouch Payments, LLC, the operating company.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
March 31, 2014 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

Endnote Explanations for the Consolidated Schedules of Investments as of March 31, 2014 and June 30, 2013 (Continued)

(45)
As defined in the 1940 Act, we are deemed to "Control" these portfolio companies because we own more than 25% of the portfolio company's outstanding voting securities. Transactions during the nine months ended March 31, 2014 with these controlled investments are as follows:

Portfolio Company	Purchases*	Redemptions		Sales	Interest income	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
AMU Holdings, Inc.	$7,600	$(446)		$(972)	$4,821	$12,000	$—	$—	$(13,165)
APH Property Holdings, LLC	162,029	(118,186)	**	—	13,928	—	5,527	—	1,937
ARRM Holdings, LLC	25,000	(20,308)		—	2,595	—	148	—	(25,459)
AWCNC, LLC	—	—		—	—	—	—	—	—
BXC Holding Company	—	—		—	—	—	—	—	(2,274)
CCPI Holdings Inc.	—	(337)		—	2,479	500	71	—	(289)
CP Holdings of Delaware LLC	113,601	(100)		—	9,785	—	1,864	—	6,129
Credit Central Holdings of Delaware, LLC	2,500	—		—	5,819	5,000	380	—	(4,168)
Echelon Aviation LLC	92,628	—		—	31	—	2,771	—	—
Energy Solutions Holdings Inc.	16,000	(8,525)		—	7,133	—	2,480	—	737
First Tower Holdings of Delaware LLC	10,000	—		—	40,737	—	10,045	—	22,479
Gulf Coast Machine & Supply Company	28,450	(26,213)		—	896	—	—	—	(3,393)
Harbortouch Holdings of Delaware Inc.	278,694	—		—	87	—	7,536	—	—
The Healing Staff, Inc.	—	—		—	—	—	5,000	—	—
Manx Energy, Inc.	—	(275)		—	—	—	—	—	(71)
MITY Holdings of Delaware Inc.	47,985	—		—	3,208	—	1,049	—	1,222
Nationwide Acceptance Holdings LLC	4,000	—		—	3,245	5,000	1,784	—	1,601
NMMB Holdings, Inc.	8,086	(8,086)		—	1,672	—	—	—	(3,434)
NPH Property Holdings, LLC	29,425	95,624	**	—	2,838	—	741	—	(1,268)
R-V Industries, Inc.	—	(2,339)		—	2,428	1,027	—	—	1,406
STI Holding, Inc. (f/k/a Borga, Inc.)	—	—		—	—	—	—	—	(83)
UPH Property Holdings, LLC	—	22,562	**	—	548	—	69	—	1,684
Valley Electric Holdings I, Inc.	—	(150)		—	5,598	—	115	—	(20,282)
Wolf Energy Holdings Inc.	—	—		—	—	—	—	—	(1,190)
Total	$825,998	$(66,779)		$(972)	$107,848	$23,527	$39,580	$—	$(37,881)
*Purchase amounts do not include payment-in-kind interest.
**These amounts represent the investments transferred from APH to NPH and UPH, respectively.

(46)
As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the nine months ended March 31, 2014 with these affiliated investments are as follows:

Portfolio Company	Purchases	Redemptions	Sales	Interest income	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
BNN Holdings Corp. (f/k/a Biotronic NeuroNetwork)	$—	$(450)	$—	$2,238	$—	$—	$—	$(666)
BXC Holding Company	—	(100)	—	1,384	—	12	—	(4,163)
Smart, LLC	—	—	—	—	—	—	—	(143)
Total	$—	$(550)	$—	$3,622	$—	$12	$—	$(4,972)

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
March 31, 2014 (Unaudited) and June 30, 2013 (Audited)
(in thousands, except share data)

Endnote Explanations for the Consolidated Schedules of Investments as of March 31, 2014 and June 30, 2013 (Continued)

(47)
As defined in the 1940 Act, we are deemed to "Control" these portfolio companies because we own more than 25% of the portfolio company's outstanding voting securities. Transactions during the year ended June 30, 2013 with these controlled investments are as follows:

Portfolio Company	Purchases	Redemptions	Sales	Interest income	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
AMU Holdings, Inc.	$—	$(600)	$—	$5,822	$—	$—	$—	$7,266
ARRM Holdings, LLC	23,300	(19,065)	—	5,176	—	155	—	(17,208)
APH Property Holdings, LLC	151,648	—	—	2,898	—	4,650	—	—
AWCNC, LLC	—	—	—	—	—	—	—	—
Borga, Inc.	150	—	—	—	—	—	—	(232)
CCPI Holdings, Inc.	34,081	(338)	—	1,792	—	607	—	—
Credit Central Holdings of Delaware, LLC	47,663	—	—	3,893	—	1,680	—	2,799
Energy Solutions Holdings Inc.	—	(28,500)	(475)	24,809	53,820	—	—	(71,198)
First Tower Holdings of Delaware LLC	20,000	—	—	52,476	—	2,426	—	(9,869)
The Healing Staff, Inc.	975	—	(894)	2	—	—	(12,117)	12,117
Manx Energy, Inc.	—	—	—	—	—	—	(9,397)	18,865
Nationwide Acceptance Holdings LLC	25,151	—	—	1,787	—	884	—	—
NMMB Holdings, Inc.	—	—	(5,700)	3,026	—	—	—	(5,903)
R-V Industries, Inc.	32,750	—	—	781	24,462	143	—	1,463
Valley Electric Holdings I, Inc.	52,098	—	(100)	3,511	—	1,325	—	—
Wolf Energy Holdings Inc.	50	—	—	452	—	4,951	11,826	(3,092)
Total	$387,866	$(48,503)	$(7,169)	$106,425	$78,282	$16,821	$(9,688)	$(64,992)

(48)
As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the year ended June 30, 2013 with these affiliated investments are as follows:

Portfolio Company	Purchases	Redemptions	Sales	Interest income	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
BNN Holdings Corp. (f/k/a Biotronic NeuroNetwork)	$30,000	$(26,677)	$—	$3,159	$—	$623	$—	$672
BXC Holding Company	—	—	—	3,356	—	—	—	(9,413)
Smart, LLC	—	—	—	—	728	—	—	108
Total	$30,000	$(26,677)	$—	$6,515	$728	$623	$—	$(8,633)

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)
(in thousands, except share and per share data)

Note 1. Organization
References herein to “we”, “us” or “our” refer to Prospect Capital Corporation (“Prospect”) and its subsidiaries unless the context specifically requires otherwise.
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
On May 15, 2007, we formed a wholly-owned subsidiary, Prospect Capital Funding LLC (“PCF”), a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the Revolving Credit Facility at PCF. Our wholly-owned subsidiary, Prospect Small Business Lending LLC (“PSBL”), was formed on January 27, 2014 and purchases a series of small business whole loans on recurring basis, which are originated by OnDeck Capital, Inc. (“OnDeck”), an online small business lender.
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
Reclassifications
Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the three and nine months ended March 31, 2014.
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
Basis of Consolidation
Under the 1940 Act, the regulations pursuant to Article 6 of Regulation S-X and ASC 946, Financial Services—Investment Companies (“ASC 946”), we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to us. Our consolidated financial statements include our accounts and the accounts of PCF and PSBL, our wholly-owned, closely-managed subsidiaries that are also investment companies. All intercompany balances and transactions have been eliminated in consolidation.
Cash and Cash Equivalents
Cash and cash equivalents include funds deposited with financial institutions and short-term, highly-liquid investments in money market funds. Cash and cash equivalents are carried at cost which approximates fair value.

Investment Classification
We are a non-diversified company within the meaning of the 1940 Act. As required by the 1940 Act, we classify our investments by level of control. As defined in the 1940 Act, "Control Investments" are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual possesses or has the right to acquire within 60 days or less, a beneficial ownership of 25% or more of the voting securities of an investee company. Under the 1940 Act, "Affiliate Investments" are defined by a lesser degree of influence and are deemed to exist through the possession outright or via the right to acquire within 60 days or less, beneficial ownership of 5% or more of the outstanding voting securities of another person. "Non-Control/Non-Affiliate Investments" are those that are neither Control Investments nor Affiliate Investments.
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
For most of our investments, market quotations are not available. With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, our Board of Directors has approved a multi-step valuation process each quarter, as described below:

1.	Each portfolio company or investment is reviewed by our investment professionals with independent valuation firms engaged by our Board of Directors;

2.	the independent valuation firms conduct independent valuations and make their own independent assessment;

3.
the Audit Committee of our Board of Directors reviews and discusses the preliminary valuation of Prospect Capital Management LLC (the “Investment Adviser”) and that of the independent valuation firms; and

4.
the Board of Directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of the Investment Adviser, the respective independent valuation firm and the Audit Committee.

Investments are valued utilizing a yield analysis, enterprise value (“EV”) analysis, net asset value analysis, liquidation analysis, discounted cash flow analysis, or a combination of methods, as appropriate. The yield analysis uses loan spreads and other relevant information implied by market data involving identical or comparable assets or liabilities. Under the EV analysis, the EV of a portfolio company is first determined and allocated over the portfolio company’s securities in order of their preference relative to one another (i.e., “waterfall” allocation). To determine the EV, we typically use a market multiples approach that considers relevant and applicable market trading data of guideline public companies, transaction metrics from precedent M&A transactions and/or a discounted cash flow analysis. The net asset value analysis is used to derive a value of an underlying investment (such as real estate property) by dividing a relevant earnings stream by an appropriate capitalization rate. For this purpose, we consider capitalization rates for similar properties as may be obtained from guideline public companies and/or relevant transactions. The liquidation analysis is intended to approximate the net recovery value of an investment based on, among other things, assumptions regarding liquidation proceeds based on a hypothetical liquidation of a portfolio company’s assets. The discounted cash flow analysis uses valuation techniques to convert future cash flows or earnings to a range of fair values from which a single estimate may be derived utilizing an appropriate discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts.
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
Our investments in CLOs are classified as ASC 820 Level 3 securities, and are valued using a discounted cash flow model. The valuations have been accomplished through the analysis of the CLO deal structures to identify the risk exposures from the modeling point of view. For each CLO security, the most appropriate valuation approach has been chosen from alternative approaches to ensure the most accurate valuation for such security. To value a CLO, both the assets and the liabilities of the CLO capital structure are modeled. We use a waterfall engine to store the collateral data, generate collateral cash flows from the assets based on various assumptions for the risk factors, and distribute the cash flows to the liability structure based on the payment priorities, and discount them back using current market discount rates. The main risk factors are: default risk, interest rate risk, downgrade risk, and credit spread risk.
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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, are likely to remain current. As of March 31, 2014, approximately 0.3% of our total assets are in non-accrual status.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. As of March 31, 2014, we have $5,000 accrued as an estimate of the excise tax due for continuing to retain a portion of our annual taxable income for the calendar years ending December 31, 2013 and December 31, 2014.

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
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of March 31, 2014 and for the three and nine months then ended, we did not have a liability for any unrecognized tax benefits. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2009 remain subject to examination by the Internal Revenue Service.
Dividends and Distributions
Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a monthly dividend or distribution is approved by our Board of Directors quarterly and is generally based upon our management’s estimate of our earnings for the quarter. Net realized capital gains, if any, are distributed at least annually.
Financing Costs
We record origination expenses related to our Revolving Credit Facility and Senior Convertible Notes, Senior Unsecured Notes and Prospect Capital InterNotes® (collectively, our “Senior Notes”), as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method for our Revolving Credit Facility and the effective interest method for our Senior Notes, over the respective expected life or maturity.
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
Per Share Information
Net increase or decrease in net assets resulting from operations per share is calculated using the weighted average number of common shares outstanding for the period presented. In accordance with ASC 946, convertible securities are not considered in the calculation of net asset value per share.
Recent Accounting Pronouncements
In June 2013, the FASB issued Accounting Standards Update 2013-08, Financial Services — Investment Companies (Topic 946) — Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). The update clarifies the approach to be used for determining whether an entity is an investment company and provides new measurement and disclosure requirements. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited. We are currently evaluating the effect the adoption of ASU 2013-08 may have on our consolidated financial statements and disclosures.

Note 3. Portfolio Investments
At March 31, 2014, we had investments in 138 long-term portfolio investments, which had an amortized cost of $6,111,359 and a fair value of $6,006,203. At June 30, 2013, we had investments in 124 long-term portfolio investments, which had an amortized cost of $4,255,778 and a fair value of $4,172,852.
The original cost basis of debt placements and equity securities acquired, including follow-on investments for existing portfolio companies, totaled $2,507,856 and $2,304,457 during the nine months ended March 31, 2014 and March 31, 2013, respectively. Debt repayments and proceeds from sales of equity securities of approximately $617,452 and $609,919 were received during the nine months ended March 31, 2014 and March 31, 2013, respectively.
As of March 31, 2014, we own controlling interests in AMU Holdings Inc. (“AIRMALL”); APH Property Holdings, LLC (“APH”); ARRM Holdings Inc.; AWCNC, LLC; BXC Holding Company ("Boxercraft"); CCPI Holdings Inc. (“CCPI”); CP Holdings of Delaware LLC (“CP Holdings”); Credit Central Holdings of Delaware, LLC (“Credit Central”); Echelon Aviation LLC; Energy Solutions Holdings Inc. (f/k/a Gas Solutions Holdings, Inc.) (“Energy Solutions”); First Tower Holdings of Delaware, LLC (“First Tower”); Gulf Coast Machine & Supply Company (“Gulf Coast”); Harbortouch Holdings of Delaware Inc. ("Harbortouch"); The Healing Staff, Inc. (“THS”); Manx Energy, Inc. (“Manx”); MITY Holdings of Delaware Inc.; Nationwide Acceptance Holdings LLC; NMMB Holdings, Inc.; NPH Property Holdings, LLC (“NPH”); R-V Industries, Inc. (“R-V”); STI Holdings, Inc. (f/k/a Borga, Inc.) (“Borga”); UPH Property Holdings, LLC ("UPH"); Valley Electric Holdings I, Inc. (“Valley Electric”); and Wolf Energy Holdings, Inc. (“Wolf”). We also own an affiliated interest in BNN Holdings Corp. (f/k/a Biotronic NeuroNetwork).
The following table shows the composition of our investment portfolio as of March 31, 2014 and June 30, 2013:

	March 31, 2014		June 30, 2013
	Cost	Fair Value	Cost	Fair Value
Revolving Line of Credit	$3,445	$2,853	$9,238	$8,729
Senior Secured Debt	3,788,155	3,719,846	2,262,327	2,207,091
Subordinated Secured Debt	1,021,561	983,820	1,062,386	1,024,901
Subordinated Unsecured Debt	99,935	100,000	88,470	88,827
CLO Debt	28,002	33,554	27,667	28,589
CLO Residual Interest	867,913	913,102	660,619	658,086
Equity(1)	298,944	249,728	145,071	156,629
Small Business Whole Loans(2)	3,404	3,300	—	—
Total Investments	$6,111,359	$6,006,203	$4,255,778	$4,172,852

(1)
Includes our investments in preferred stock, common stock, membership interests, net profits interests, net revenue interests, overriding royalty interests, escrows receivable, and warrants, unless specifically stated otherwise.

(2)	Our wholly-owned subsidiary, PSBL, purchases a series of small business whole loans on recurring basis, which are originated by OnDeck.
The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of March 31, 2014:

	Level 1	Level 2	Level 3	Total
Revolving Line of Credit	$—	$—	$2,853	$2,853
Senior Secured Debt	—	—	3,719,846	3,719,846
Subordinated Secured Debt	—	—	983,820	983,820
Subordinated Unsecured Debt	—	—	100,000	100,000
CLO Debt	—	—	33,554	33,554
CLO Residual Interest	—	—	913,102	913,102
Equity	170	—	249,558	249,728
Small Business Whole Loans	—	—	3,300	3,300
Total Investments	$170	$—	$6,006,033	$6,006,203

The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of June 30, 2013:

	Level 1	Level 2	Level 3	Total
Revolving Line of Credit	$—	$—	$8,729	$8,729
Senior Secured Debt	—	—	2,207,091	2,207,091
Subordinated Secured Debt	—	—	1,024,901	1,024,901
Subordinated Unsecured Debt	—	—	88,827	88,827
CLO Debt	—	—	28,589	28,589
CLO Residual Interest	—	—	658,086	658,086
Equity	112	—	156,517	156,629
Total Investments	$112	$—	$4,172,740	$4,172,852
The following tables show the aggregate changes in the fair value of our Level 3 investments during the nine months ended March 31, 2014:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2013	$811,634	$42,443	$3,318,663	$4,172,740
Total realized gain (loss), net	—	—	(3,482)	(3,482)
Change in unrealized (depreciation) appreciation	(37,881)	(4,972)	20,565	(22,288)
Net realized and unrealized (loss) gain	(37,881)	(4,972)	17,083	(25,770)
Purchases of portfolio investments	825,998	—	1,669,311	2,495,309
Payment-in-kind interest	8,605	90	4,348	13,043
Accretion (amortization) of discounts and premiums	—	399	(32,236)	(31,837)
Repayments and sales of portfolio investments	(67,751)	(550)	(549,151)	(617,452)
Transfers within Level 3(1)	18,609	(5,611)	(12,998)	—
Transfers in (out) of Level 3(1)	—	—	—	—
Fair value as of March 31, 2014	$1,559,214	$31,799	$4,415,020	$6,006,033

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	CLO Debt	CLO Residual Interest	Equity	Small Business Loans	Total
Fair value as of June 30, 2013	$8,729	$2,207,091	$1,024,901	$88,827	$28,589	$658,086	$156,517	$—	$4,172,740
Total realized (loss) gain, net	—	(1,494)	(7,558)	—	—	1,184	4,386	—	(3,482)
Change in unrealized (depreciation) appreciation	(83)	(13,072)	(255)	(292)	4,630	47,721	(60,833)	(104)	(22,288)
Net realized and unrealized (loss) gain	(83)	(14,566)	(7,813)	(292)	4,630	48,905	(56,447)	(104)	(25,770)
Purchases of portfolio investments	14,850	1,853,644	207,857	—	—	261,212	154,092	3,654	2,495,309
Payment-in-kind interest	—	10,077	2,630	336	—	—	—	—	13,043
Accretion (amortization) of discounts and premiums	—	613	1,237	8	335	(34,030)	—	—	(31,837)
Repayments and sales of portfolio investments	(20,643)	(337,013)	(174,992)	(58,879)	—	(21,071)	(4,604)	(250)	(617,452)
Transfers within Level 3(1)	—	—	(70,000)	70,000	—	—	—	—	—
Transfers in (out) of Level 3(1)	—	—	—	—	—	—	—	—	—
Fair value as of March 31, 2014	$2,853	$3,719,846	$983,820	$100,000	$33,554	$913,102	$249,558	$3,300	$6,006,033

(1)	Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred.

The following tables show the aggregate changes in the fair value of our Level 3 investments during the nine months ended March 31, 2013:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2012	$564,489	$46,116	$1,483,487	$2,094,092
Total realized loss, net	(12,117)	—	(371)	(12,488)
Change in unrealized (depreciation) appreciation	(86,469)	(9,090)	13,275	(82,284)
Net realized and unrealized (loss) gain	(98,586)	(9,090)	12,904	(94,772)
Purchases of portfolio investments	241,018	30,000	2,026,413	2,297,431
Payment-in-kind interest	839	569	5,617	7,025
Accretion (amortization) of discounts and premiums	—	677	12,947	13,624
Repayments and sales of portfolio investments	(32,455)	(26,527)	(550,811)	(609,793)
Transfers within Level 3(1)	—	—	—	—
Transfers in (out) of Level 3(1)	—	—	—	—
Fair value as of March 31, 2013	$675,305	$41,745	$2,990,557	$3,707,607

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	CLO Debt	CLO Residual Interest	Equity	Small Business Loans	Total
Fair value as of June 30, 2012	$868	$1,093,019	$475,147	$73,195	$27,717	$218,009	$206,137	$—	$2,094,092
Total realized gain (loss), net	—	20	(22,118)	—	—	—	9,610	—	(12,488)
Change in unrealized (depreciation) appreciation	(338)	(7,722)	16,626	(58)	1,825	7,824	(100,441)	—	(82,284)
Net realized and unrealized (loss) gain	(338)	(7,702)	(5,492)	(58)	1,825	7,824	(90,831)	—	(94,772)
Purchases of portfolio investments	12,200	1,191,796	591,875	114,000	—	347,278	40,282	—	2,297,431
Payment-in-kind interest	—	1,874	2,693	2,458	—	—	—	—	7,025
Accretion (amortization) of discounts and premiums	—	1,451	1,985	58	302	9,828	—	—	13,624
Repayments and sales of portfolio investments	(2,800)	(401,896)	(189,349)	—	—	—	(15,748)	—	(609,793)
Transfers within Level 3(1)	—	—	—	—	—	—	—	—	—
Transfers in (out) of Level 3(1)	—	—	—	—	—	—	—	—	—
Fair value as of March 31, 2013	$9,930	$1,878,542	$876,859	$189,653	$29,844	$582,939	$139,840	$—	$3,707,607

(1)	Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred.
For the nine months ended March 31, 2014 and 2013, the net increase in unrealized depreciation on the investments that use Level 3 inputs was $44,969 and $84,296 for assets still held as of March 31, 2014 and 2013, respectively.

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of March 31, 2014 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Technique	Input	Range	Weighted Average
Senior Secured Debt	$2,453,631	Yield Analysis	Market Yield	5.5%-20.3%	10.8%
Senior Secured Debt	863,875	EV Analysis	EBITDA Multiple	3.0x-8.6x	7.1x
Senior Secured Debt	78,521	EV Analysis	Book Value Multiple	1.0x-1.0x	1.0x
Senior Secured Debt	32,004	EV Analysis	N/A	N/A	N/A
Senior Secured Debt	4,038	Liquidation Analysis	N/A	N/A	N/A
Senior Secured Debt	290,630	Net Asset Value Analysis	Capitalization Rate	4.9%-14.8%	8.8%
Small Business Whole Loans	3,300	EV Analysis	Book Value Multiple	1.0x-1.0x	1.0x
Subordinated Secured Debt	933,416	Yield Analysis	Market Yield	8.7%-25.3%	11.4%
Subordinated Secured Debt	50,404	EV Analysis	EBITDA Multiple	5.0x-7.0x	6.0x
Subordinated Unsecured Debt	100,000	Yield Analysis	Market Yield	7.4%-14.4%	11.5%
CLO Debt	33,554	Discounted Cash Flow	Discount Rate	4.1%-5.8%	4.9%
CLO Residual Interest	913,102	Discounted Cash Flow	Discount Rate	8.8%-23.5%	16.5%
Equity	154,959	EV Analysis	EBITDA Multiple	1.0x-8.6x	6.3x
Equity	2,699	Yield Analysis	Market Yield	17.0%-20.4%	18.7%
Equity	60,406	Net Asset Value Analysis	Capitalization Rate	4.9%-14.8%	8.8%
Equity	2,905	Current Value Method	N/A	N/A	N/A
Net Revenue Interest	26,684	Discounted Cash Flow	Discount Rate	14.0%-22.0%	16.1%
Net Profits Interest	224	Liquidation Analysis	N/A	N/A	N/A
Escrow Receivable	1,681	Discounted Cash Flow	Discount Rate	6.8%-8.0%	7.4%
Total Level 3 Investments	$6,006,033
The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2013 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Technique	Input	Range	Weighted Average
Senior Secured Debt	$1,616,485	Yield Analysis	Market Yield	5.7%-20.8%	10.8%
Senior Secured Debt	468,082	EV Analysis	EBITDA Multiple	3.3x-8.8x	6.7x
Senior Secured Debt	5,361	Liquidation Analysis	N/A	N/A	N/A
Senior Secured Debt	125,892	Net Asset Value Analysis	Capitalization Rate	5.0%-10.0%	7.5%
Subordinated Secured Debt	962,702	Yield Analysis	Market Yield	7.7%-19.8%	11.6%
Subordinated Secured Debt	62,199	EV Analysis	EBITDA Multiple	3.3x-7.0x	4.4x
Subordinated Unsecured Debt	69,127	Yield Analysis	Market Yield	6.1%-14.6%	10.7%
Subordinated Unsecured Debt	19,700	EV Analysis	EBITDA Multiple	5.5x-6.5x	6.0x
CLO Debt	28,589	Discounted Cash Flow	Discount Rate	12.1%-20.1%	15.7%
CLO Residual Interest	658,086	Discounted Cash Flow	Discount Rate	11.3%-19.8%	15.3%
Equity	151,855	EV Analysis	EBITDA Multiple	0.1x-8.8x	3.9x
Escrow Receivable	4,662	Discounted Cash Flow	Discount Rate	6.5%-7.0%	6.8%
Total Level 3 Investments	$4,172,740
In determining the range of value for debt instruments except CLOs, management and the independent valuation firm generally estimate corporate and security credit ratings and identify corresponding yields to maturity for each loan from relevant market data. A discounted cash flow analysis was then prepared using the appropriate yield to maturity as the discount rate, to determine range of value. For non-traded equity investments, the enterprise value was determined by applying earnings before income tax, depreciation and amortization (“EBITDA”) multiples for similar guideline public companies and/or similar recent investment transactions. For stressed equity investments, a liquidation analysis was prepared.

In determining the range of value for our investments in CLOs, management and the independent valuation firm used discounted cash flow model. The valuations were accomplished through the analysis of the CLO deal structures to identify the risk exposures from the modeling point of view. For each CLO security, the most appropriate valuation approach was chosen from alternative approaches to ensure the most accurate valuation for such security. A waterfall engine is used to store the collateral data, generate collateral cash flows from the assets based on various assumptions for the risk factors, and distribute the cash flows to the liability structure based on the payment priorities, and discount them back using proper discount rates.
The significant unobservable input used to value our investments based on the yield analysis and discounted cash flow analysis, is the market yield (or applicable discount rate) used to discount the estimated future cash flows expected to be received from the underlying investment, which includes both future principal and interest payments. Significant increases or decreases in the discount rate would result in a decrease or increase, respectively, in the fair value measurement. Included in the consideration and selection of market yields or discount rates are the following factors: risk of default, rating of the investment and comparable company investments, and call provisions.
The significant unobservable inputs used to value our investments based on the EV analysis may include market multiples of specified financial measures such as EBITDA of identified guideline public companies, implied valuation multiples from precedent M&A transactions, and/or discount rates applied in a discounted cash flow analysis. The independent valuation firm identifies a population of publicly traded companies with similar operations and key attributes to that of the portfolio company. Using valuation and operating metrics of these guideline public companies and/or as implied by relevant precedent transactions, a range of multiples of to the latest twelve months EBITDA, or other measure, is typically calculated. The independent valuation firm utilizes the determined multiples to estimate the portfolio company’s based on, generally, the latest twelve months EBITDA of the portfolio company (or other meaningful measure). Significant increases or decreases in the multiple may result in an increase or decrease, respectively, in enterprise value, which may increase or decrease the fair value estimate of the debt and/or equity investment, as applicable. In certain instances, a discounted cash flow analysis may be considered in estimating enterprise value, in which case, discount rates based on a weighted average cost of capital and application of the Capital Asset Pricing Model may be utilized.
The significant unobservable input used to value our investments based on the net asset value analysis is the capitalization rate applied to earnings measure of the underlying property. Significant increases or decreases in the discount rate would result in a decrease or increase, respectively, in the fair value measurement.
Changes in market yields, discount rates, capitalization rates or EBITDA multiples, each in isolation, may change the fair value of certain of our investments. Generally, an increase in market yields, discount rates or capitalization rate, or decrease in EBITDA multiples, may result in a decrease in the fair value of certain of our investments.
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
During the nine months ended March 31, 2014, the valuation methodology for Gulf Coast changed to incorporate an EV analysis in place of the yield analysis used in previous periods. Management adopted the EV analysis due to a deterioration in operating results and resulting foreclosure culminating in our obtaining majority voting control of the company. As a result of this change, and in recognition of recent company performance and current market conditions, we decreased the fair value of our investment in Gulf Coast to $11,842 as of March 31, 2014, a discount of $31,608 from its amortized cost, compared to the $9,241 unrealized depreciation recorded at June 30, 2013.
During the nine months ended March 31, 2014, the valuation methodology for ICON Health & Fitness, Inc. (“ICON”) changed to incorporate limited secondary trade data in lieu of weighted broker quotes used previously, in addition to the yield analysis and EV analysis used in previous periods. As a result of this change, and in recognition of recent company performance and current market conditions, we decreased the fair value of our investment in ICON to $22,155 as of March 31, 2014, a discount of $1,613 from its amortized cost, compared to the $9,381 unrealized depreciation recorded at June 30, 2013.

During the nine months ended March 31, 2014, the valuation methodology for New Century Transportation, Inc. ("NCT") changed to incorporate an EV analysis in addition to the yield analysis used in previous periods. Management adopted the EV analysis due to a deterioration in operating results and resulting credit impairment. As a result of this change, and in recognition of recent company performance and current market conditions, we decreased the fair value of our investment in NCT to $35,913 as of March 31, 2014, a discount of $10,448 from its amortized cost, compared to the $954 unrealized depreciation recorded at June 30, 2013.
During the nine months ended March 31, 2014, the valuation methodology for Sandow Media, LLC ("Sandow") changed to incorporate an EV analysis in addition to the yield analysis used in previous periods. Management adopted the EV analysis due to a deterioration in operating results and resulting credit impairment. As a result of this change, and in recognition of recent company performance and current market conditions, we decreased the fair value of our investment in Sandow to $22,947 as of March 31, 2014, a discount of $2,196 from its amortized cost, compared to being valued at an amount which was the same as cost as of June 30, 2013.
During the year ended June 30, 2013, we provided $125,892 and $26,648 of debt and equity financing, respectively, to APH for the acquisition of various real estate properties. During the nine months ended March 31, 2014, we provided $135,350 and $26,679 of debt and equity financing, respectively, to APH for the acquisition of certain properties. In December 2013, American Property Holdings Corp. (“APHC”), a wholly-owned subsidiary of APH, distributed its investments in fourteen properties: eight to National Property Holdings Corp. (“NPHC”), a wholly-owned subsidiary of NPH; and six to United Property Holdings Corp. (“UPHC”), a wholly-owned subsidiary of UPH, two newly formed REIT holding companies which are discussed below. The investments transferred consisted of $98,164 and $20,022 of debt and equity financing, respectively. There was no gain or loss realized on these transactions.
As of March 31, 2014, APHC’s real estate portfolio was comprised of 14 multi-family properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties:

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Abbington Pointe	Marietta, GA	12/28/2012	$23,500	$15,275
2	Amberly Place	Tampa, FL	1/17/2013	63,400	39,600
3	Lofton Place	Tampa, FL	4/30/2013	26,000	16,965
4	Vista at Palma Sola	Bradenton, FL	4/30/2013	27,000	17,550
5	Arlington Park	Marietta, GA	5/8/2013	14,850	9,650
6	The Resort	Pembroke Pines, FL	6/24/2013	225,000	157,500
7	Inverness Lakes(1)	Mobile, AL	11/15/2013	29,600	19,400
8	Kings Mill Apartments(1)	Pensacola, FL	11/15/2013	20,750	13,622
9	Crestview at Oakleigh(1)	Pensacola, FL	11/15/2013	17,500	11,488
10	Plantations at Pine Lake(1)	Tallahassee, FL	11/15/2013	18,000	11,817
11	Cordova Regency(1)	Pensacola, FL	11/15/2013	13,750	9,026
12	Verandas at Rocky Ridge(1)	Birmingham, AL	11/15/2013	15,600	10,205
13	Plantations at Hillcrest(2)	Mobile, AL	1/17/2014	6,930	5,094
14	Crestview at Cordova(2)	Pensacola, FL	1/17/2014	8,500	5,072
				$510,380	$342,264

(1)	These properties comprise the Gulf Coast Portfolio.

(2)	These properties comprise the Gulf Coast II Portfolio.

During the nine months ended March 31, 2014, we provided $24,700 and $4,725 of debt and equity financing, respectively, to NPH for the acquisition of certain properties. The eight investments transferred to NPHC from APHC consisted of $79,309 and $16,315 of debt and equity financing, respectively. There was no gain or loss realized on these transactions.
As of March 31, 2014, NPHC’s real estate portfolio was comprised of nine multi-family properties and one commercial property. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties:

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	146 Forest Parkway	Forest Park, GA	10/24/2012	$7,400	$—
2	Bexley	Marietta, GA	11/1/2013	30,600	22,497
3	St. Marin(1)	Coppell, TX	11/19/2013	73,078	53,863
4	Mission Gate(1)	Plano, TX	11/19/2013	47,621	36,148
5	Vinings Corner(1)	Smyrna, GA	11/19/2013	35,691	26,640
6	Central Park(1)	Altamonte Springs, FL	11/19/2013	36,590	27,471
7	City West(1)	Orlando, FL	11/19/2013	23,562	18,533
8	Matthews Reserve(1)	Matthews, NC	11/19/2013	22,063	17,571
9	Indigo	Jacksonville, FL	12/31/2013	38,000	28,500
10	Island Club	Atlantic Beach, FL	1/31/2014	13,025	9,118
				$327,630	$240,341

(1)	These properties comprise the Oxford Portfolio.
The six investments transferred to UPHC from APHC consisted of $18,855 and $3,707 of debt and equity financing, respectively. There was no gain or loss realized on these transactions.
As of March 31, 2014, UPHC’s real estate portfolio was comprised of six multi-families properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties:

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
On January 4, 2012, Energy Solutions sold its gas gathering and processing assets (“Gas Solutions”) for a sale price of $199,805, adjusted for the final working capital settlement, including a potential earnout of $28,000 that may be paid based on the future performance of Gas Solutions. Through March 31, 2014, we have not accrued income for any portion of the $28,000 potential payment. After expenses, including structuring fees of $9,966 paid to us, Energy Solutions received $158,687 in cash. The sale of Gas Solutions by Energy Solutions resulted in significant earnings and profits, as defined by the Internal Revenue Code, at Energy Solutions for calendar year 2012. As a result, distributions from Energy Solutions to us were required to be recognized as dividend income, in accordance with ASC 946, as cash distributions were received from Energy Solutions, to the extent there are current year earnings and profits sufficient to support such recognition. During the nine months ended March 31, 2013, we received distributions of $53,820 from Energy Solutions which were recorded as dividend income. No such dividends were received during the nine months ended March 31, 2014.
During the nine months ended March 31, 2014, Energy Solutions repaid the remaining $8,500 of our subordinated secured debt to us. In addition to the repayment of principal, we received $4,812 of make-whole fees for early repayment of the outstanding loan receivables, which was recorded as additional interest income during the nine months ended March 31, 2014.

On November 25, 2013, we provided $13,000 in senior secured debt financing for the recapitalization of our investment in Freedom Marine Services Holdings, LLC (“Freedom Marine”), a subsidiary of Energy Solutions. The subordinated secured loan to Jettco Marine Services, LLC (“Jettco”), a subsidiary of Freedom Marine, was replaced with a senior secured note to Vessel Holdings II, LLC (“Vessel II”), a new subsidiary of Freedom Marine. On December 3, 2013, we made a $16,000 senior secured investment in Vessel Holdings III, LLC, another new subsidiary of Freedom Marine. Overall the restructuring of our investment in Freedom Marine provided approximately $16,000 net senior secured debt financing to support the acquisition of two new vessels. We received $2,480 of structuring fees from Energy Solutions related to the Freedom Marine restructuring which was recognized as other income during the nine months ended March 31, 2014.
During the three months ended December 31, 2012, we determined that the impairment of Integrated Contract Solutions, Inc. (“ICS”) was other-than-temporary and recorded a realized loss of $12,198 for the amount that the amortized cost exceeded the fair market value. Our remaining investment in THS, an affiliate of ICS, was valued at zero as of March 31, 2014 and continues to provide staffing solutions for health care facilities and security staffing.
On November 30, 2012, we made a secured second lien investment of $9,500 to support the recapitalization of R-V. As part of the recapitalization, we received a dividend of $11,073 for our investment in R-V’s common stock.
On March 28, 2013, we sold our investment in New Meatco Provisions, LLC for net proceeds of approximately $1,965 and realized a loss of $10,814 on the sale.
On August 6, 2013, we received a distribution of $3,252 related to our investment in NRG Manufacturing, Inc. (“NRG”), for which we realized a gain of the same amount. This was a partial release of the amount held in escrow.
On October 31, 2013, we sold $18,755 of the National Bankruptcy Services, LLC loan receivable. The loan receivable was sold at a discount and we realized a loss of $7,853.
During the nine months ended March 31, 2014, we provided an additional $7,600 of subordinated secured financing to AIRMALL. During the nine months ended March 31, 2014, we received distributions of $12,000 from AIRMALL which were recorded as dividend income. No dividends were received from AIRMALL during the three and nine months ended March 31, 2013.
During the nine months ended March 31, 2014, we received an $8,000 fee from First Tower Delaware related to the renegotiation and expansion of First Tower’s revolver in December 2013 which was recorded as other income and we provided an additional $8,500 and $1,500 of senior secured first-lien and common equity financing, respectively, to First Tower Delaware.
On March 31, 2014, we invested $246,250 in cash and 2,306,294 unregistered shares of our common stock to support the recapitalization of Harbortouch Payments, LLC (f/k/a United Bank Card, Inc. (d/b/a Harbortouch)), a provider of transaction processing services and point-of-sale equipment used by merchants across the United States. We invested $24,898 of equity and $123,000 of debt in Harbortouch Holdings of Delaware Inc., the newly-formed holding company, and $130,796 of debt in Harbortouch Payments, LLC, the operating company (collectively, "Harbortouch"). Through the recapitalization, we acquired a controlling interest in Harbortouch Holdings of Delaware Inc. After the recapitalization, we received repayment of the $23,894 loan previously outstanding. We received structuring fees of $7,536 and $8,544 related to our investment in Harbortouch which were recognized as other income during the three and nine months ended March 31, 2014, respectively.
On March 31, 2014, we provided $78,521 of debt and $14,107 of equity financing to Echelon Aviation LLC (“Echelon”), a newly established portfolio company which provides liquidity alternatives on aviation assets. In connection with our investment, we received a structuring fee of $2,771 from Echelon which was recognized as other income during the three and nine months ended March 31, 2014.
During the three and nine months ended March 31, 2014, we recognized zero and $400, respectively, of interest income due to purchase discount accretion from the assets acquired from Patriot. No accelerated accretion was recorded during the three or nine months ended March 31, 2014.
During the three and nine months ended March 31, 2013, we recognized $271 and $1,210 of interest income due to purchase discount accretion from the assets acquired from Patriot. Included in the $1,210 recorded during the nine months ended March 31, 2013 is $840 of normal accretion and $370 of accelerated accretion resulting from the repayment of Hudson Products Holdings, Inc.
As of March 31, 2014, $4,517,031 of our loans, at fair value, bear interest at floating rates and $4,483,477 of those loans have Libor floors ranging from 1.25% to 6.00%.

At March 31, 2014, nine loan investments were on non-accrual status: Boxercraft, Borga, Vessel II (formerly Jettco), THS, Manx, Stryker, Wind River, Wolf and Yatesville. At June 30, 2013, eight loan investments were on non-accrual status: Borga, Jettco, THS, Manx, Stryker, Wind River, Wolf and Yatesville. Principal balances of these loans amounted to $131,696 and $106,395 as of March 31, 2014 and June 30, 2013, respectively. The fair value of these loans amounted to $20,103 and $13,810 as of March 31, 2014 and June 30, 2013, respectively. The fair values of these investments represent approximately 0.3% of our total assets as of March 31, 2014 and June 30, 2013. For the three months ended March 31, 2014 and March 31, 2013, the income foregone as a result of not accruing interest on non-accrual debt investments amounted to $5,262 and $6,390, respectively. For the nine months ended March 31, 2014 and March 31, 2013, the income foregone as a result of not accruing interest on non-accrual debt investments amounted to $15,918 and $20,146, respectively.
Undrawn committed revolvers to our portfolio companies incur commitment fees ranging from 0.00% to 2.00%. As of March 31, 2014 and June 30, 2013, we have $267,761 and $202,518 of undrawn revolver commitments to our portfolio companies, respectively.
Note 4. Revolving Credit Facility
On March 27, 2012, we closed on an expanded five-year $650,000 revolving credit facility with a syndicate of lenders through PCF (the “2012 Facility”). The lenders have extended commitments of $792,500 under the 2012 Facility as of March 31, 2014. The 2012 Facility includes an accordion feature which allows commitments to be increased up to $1,000,000 in the aggregate. The revolving period of the 2012 Facility extends through March 2015, with an additional two year amortization period (with distributions allowed) after the completion of the revolving period. During such two year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the two year amortization period, the remaining balance will become due, if required by the lenders.
The 2012 Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The 2012 Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the 2012 Facility. The 2012 Facility also requires the maintenance of a minimum liquidity requirement. At March 31, 2014, we were in compliance with the applicable covenants.
Interest on borrowings under the 2012 Facility is one-month Libor plus 275 basis points with no minimum Libor floor. Additionally, the lenders charge a fee on the unused portion of the 2012 Facility equal to either 50 basis points, if at least half of the credit facility is drawn, or 100 basis points otherwise. The 2012 Facility requires us to pledge assets as collateral in order to borrow under the credit facility. As of March 31, 2014 and June 30, 2013, we had $792,500 and $473,508, respectively, available to us for borrowing under the 2012 Facility, of which the amount outstanding was $729,000 and $124,000, respectively. As additional eligible investments are transferred to PCF and pledged under the 2012 Facility, PCF will generate additional availability up to the current commitment amount of $792,500. At March 31, 2014, the investments used as collateral for the 2012 Facility had an aggregate fair value of $1,488,222, which represents 23.7% of our total investments, including cash and cash equivalents. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and as such, these investments are not available to our general creditors. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the 2012 Facility, we incurred $13,616 of fees, including $1,319 of fees carried over from the previous facility, which are being amortized over the term of the facility in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $5,876 remains to be amortized and is included within deferred financing costs on the Consolidated Statements of Assets and Liabilities as of March 31, 2014.
During the three months ended March 31, 2014 and March 31, 2013, we recorded $3,243 and $2,305, respectively, of interest costs, unused fees and amortization of financing costs on the 2012 Facility as interest expense. During the nine months ended March 31, 2014 and March 31, 2013, we recorded $8,319 and $6,700, respectively, of interest costs, unused fees and amortization of financing costs on the 2012 Facility as interest expense.
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

	2015 Notes	2016 Notes	2017 Notes	2018 Notes	2019 Notes
Initial conversion rate(1)	88.0902	78.3699	85.8442	82.3451	79.7766
Initial conversion price	$11.35	$12.76	$11.65	$12.14	$12.54
Conversion rate at March 31, 2014(1)(2)	89.0157	79.3176	86.1162	82.8631	79.7863
Conversion price at March 31, 2014(2)(3)	$11.23	$12.61	$11.61	$12.07	$12.53
Last conversion price calculation date	12/21/2013	2/18/2014	4/16/2013	8/14/2013	12/21/2013
Dividend threshold amount (per share)(4)	$0.101125	$0.101150	$0.101500	$0.101600	$0.110025

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Senior Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at March 31, 2014 was calculated on the last anniversary of the issuance and will be adjusted again on the next anniversary, unless the exercise price shall have changed by more than 1% before the anniversary.

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

Upon conversion, unless a holder converts after a record date for an interest payment but prior to the corresponding interest payment date, the holder will receive a separate cash payment with respect to the notes surrendered for conversion representing accrued and unpaid interest to, but not including, the conversion date. Any such payment will be made on the settlement date applicable to the relevant conversion on the Senior Convertible Notes.
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
In connection with the issuance of the Senior Convertible Notes, we incurred $27,030 of fees which are being amortized over the terms of the notes, of which $16,862 remains to be amortized and is included within deferred financing costs on the Consolidated Statements of Assets and Liabilities as of March 31, 2014.
During the three months ended March 31, 2014 and March 31, 2013, we recorded $13,378 and $13,299, respectively, of interest costs and amortization of financing costs on the Senior Convertible Notes as interest expense. During the nine months ended March 31, 2014 and March 31, 2013, we recorded $40,048 and $32,529, respectively, of interest costs and amortization of financing costs on the Senior Convertible Notes as interest expense.
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
In connection with the issuance of the Senior Unsecured Notes, we incurred $7,364 of fees which are being amortized over the term of the notes, of which $6,595 remains to be amortized and is included within deferred financing costs on the Consolidated Statements of Assets and Liabilities as of March 31, 2014.
During the three months ended March 31, 2014 and March 31, 2013, we recorded $5,591 and $2,466, respectively, of interest costs and amortization of financing costs on the Senior Unsecured Notes as interest expense. During the nine months ended March 31, 2014 and March 31, 2013, we recorded $16,764 and $6,087, respectively, of interest costs and amortization of financing costs on the Senior Unsecured Notes as interest expense.
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
During the nine months ended March 31, 2014, we issued $407,208 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $400,062. These notes were issued with stated interest rates ranging from 3.75% to 6.75% with a weighted average interest rate of 5.14%. These notes mature between October 15, 2016 and October 15, 2043. Below is a summary of the Prospect Capital InterNotes® issued during the nine months ended March 31, 2014:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$5,710	4.00%	4.00%	October 15, 2016 – October 15, 2016
3.5	3,149	4.00%	4.00%	April 15, 2017 – April 15, 2017
4	36,992	3.75%–4.00%	3.96%	November 15, 2017 – March 15, 2018
5	195,965	4.75%–5.00%	4.96%	July 15, 2018 – August 15, 2019
5.5	43,820	4.75%–5.00%	4.77%	February 15, 2019 – August 15, 2019
6.5	1,800	5.50%	5.50%	February 15, 2020 – February 15, 2020
7	47,227	5.25%–5.75%	5.50%	July 15, 2020 – March 15, 2021
7.5	1,996	5.75%	5.75%	February 15, 2021 – February 15, 2021
10	13,691	5.75%–6.50%	6.02%	January 15, 2024 – March 15, 2024
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	2,495	6.00%	6.00%	August 15, 2028 – November 15, 2028
18	4,062	6.00%–6.25%	6.21%	July 15, 2031 – August 15, 2031
20	2,791	6.00%	6.00%	September 15, 2033 – October 15, 2033
25	24,382	6.25%–6.50%	6.45%	August 15, 2038 – March 15, 2039
30	20,150	6.50%–6.75%	6.60%	July 15, 2043 – October 15, 2043
	$407,208
During the nine months ended March 31, 2014, we repaid $3,341 aggregate principal amount of our Prospect Capital InterNotes® in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. Below are the Prospect Capital InterNotes® outstanding as of March 31, 2014:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$5,710	4.00%	4.00%	October 15, 2016 – October 15, 2016
3.5	3,149	4.00%	4.00%	April 15, 2017 – April 15, 2017
4	36,992	3.75%–4.00%	3.96%	November 15, 2017 – March 15, 2018
5	195,965	4.75%–5.00%	4.96%	July 15, 2018 – August 15, 2019
5.5	43,820	4.75%–5.00%	4.77%	February 15, 2019 – August 15, 2019
6.5	1,800	5.50%	5.50%	February 15, 2020 – February 15, 2020
7	241,961	4.00%–6.55%	5.40%	June 15, 2019 – March 15, 2021
7.5	1,996	5.75%	5.75%	February 15, 2021 – February 15, 2021
10	31,793	3.23%–7.00%	6.32%	March 15, 2022 – March 15, 2024
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	17,495	5.00%–6.00%	5.14%	May 15, 2028 – November 15, 2028
18	25,625	4.125%–6.25%	5.49%	December 15, 2030 – August 15, 2031
20	5,897	5.625%–6.00%	5.84%	November 15, 2032 – October 15, 2033
25	24,382	6.25%–6.50%	6.45%	August 15, 2038 – March 15, 2039
30	128,081	5.50%–6.75%	6.23%	November 15, 2042 – October 15, 2043
	$767,644

In connection with the issuance of the Prospect Capital InterNotes®, we incurred $18,662 of fees which are being amortized over the term of the notes, of which $17,609 remains to be amortized and is included within deferred financing costs on the Consolidated Statements of Assets and Liabilities as of March 31, 2014.
During the three months ended March 31, 2014 and March 31, 2013, we recorded $9,535 and $2,784, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense. During the nine months ended March 31, 2014 and March 31, 2013, we recorded $23,279 and $5,463, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.
Note 8. Fair Value and Maturity of Debt Outstanding
The following table shows the Revolving Credit Facility, Senior Convertible Notes, Senior Unsecured Notes and Prospect Capital InterNotes® maximum draw amounts and outstanding borrowings as of March 31, 2014 and June 30, 2013:

	March 31, 2014		June 30, 2013
	Maximum Draw Amount	Amount Outstanding	Maximum Draw Amount	Amount Outstanding
Revolving Credit Facility	$792,500	$729,000	$552,500	$124,000
Senior Convertible Notes	847,500	847,500	847,500	847,500
Senior Unsecured Notes	347,858	347,858	347,725	347,725
Prospect Capital InterNotes®	767,644	767,644	363,777	363,777
Total	$2,755,502	$2,692,002	$2,111,502	$1,683,002
The following table shows the contractual maturities of our Revolving Credit Facility, Senior Convertible Notes, Senior Unsecured Notes and Prospect Capital InterNotes® as of March 31, 2014:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$729,000	$—	$729,000	$—	$—
Senior Convertible Notes	847,500	—	317,500	330,000	200,000
Senior Unsecured Notes	347,858	—	—	—	347,858
Prospect Capital InterNotes®	767,644	—	5,710	381,895	380,039
Total Contractual Obligations	$2,692,002	$—	$1,052,210	$711,895	$927,897
The following table shows the contractual maturities of our Revolving Credit Facility, Senior Convertible Notes, Senior Unsecured Notes and Prospect Capital InterNotes® as of June 30, 2013:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$124,000	$—	$—	$124,000	$—
Senior Convertible Notes	847,500	—	150,000	297,500	400,000
Senior Unsecured Notes	347,725	—	—	—	347,725
Prospect Capital InterNotes®	363,777	—	—	—	363,777
Total Contractual Obligations	$1,683,002	$—	$150,000	$421,500	$1,111,502

The fair values of our financial liabilities disclosed, but not carried, at fair value as of March 31, 2014 disaggregated into the three levels of the ASC 820 valuation hierarchy are as follows:

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Revolving Credit Facility(1)	$—	$729,000	$—	$729,000
Senior Convertible Notes(2)	—	902,172	—	902,172
Senior Unsecured Notes(2)	105,480	256,155	—	361,635
Prospect Capital InterNotes®(3)	—	772,212	—	772,212
Total	$105,480	$2,659,539	$—	$2,765,019

(1)	The carrying value of our Revolving Credit Facility approximates the fair value.

(2)	We use available market quotes to estimate the fair value of the Senior Convertible Notes and Senior Unsecured Notes.

(3)	The fair value of our Prospect Capital InterNotes® is estimated by discounting remaining payments using current Treasury rates.
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

Note 9. Equity Offerings, Offering Expenses, and Distributions
Excluding dividend reinvestments, we issued 84,567,900 and 97,916,280 shares of our common stock during the nine months ended March 31, 2014 and March 31, 2013, respectively. The proceeds raised, the related underwriting fees, the offering expenses and the prices at which these shares were issued are as follows:

Issuances of Common Stock	Number of Shares Issued	Gross Proceeds	Underwriting Fees	Offering Expenses	Average Offering Price
During the nine months ended March 31, 2014:
July 5, 2013 – August 21, 2013(1)	9,818,907	$107,725	$902	$169	$10.97
August 2, 2013(2)	1,918,342	21,006	—	—	$10.95
August 29, 2013 – November 4, 2013(3)	24,127,242	272,114	2,703	414	$11.28
November 12, 2013 – February 5, 2014(4)	27,301,889	307,045	3,069	436	$11.25
February 10, 2014 – March 31, 2014(5)	19,095,226	212,155	2,034	168	$11.11
March 31, 2014(2)	2,306,294	24,908	—	—	$10.80
During the nine months ended March 31, 2013:
July 2, 2012 – July 12, 2012(6)	2,247,275	26,040	260	—	$11.59
July 16, 2012	21,000,000	234,150	2,100	62	$11.15
July 27, 2012	3,150,000	35,123	315	—	$11.15
September 13, 2012 – October 9, 2012(7)	8,010,357	94,610	946	638	$11.81
November 7, 2012	35,000,000	388,500	4,550	814	$11.10
December 13, 2012(2)	467,928	5,021	—	—	$10.73
December 28, 2012(2)	897,906	9,581	—	—	$10.67
December 31, 2012(2)	4,141,547	44,649	—	—	$10.78
January 7, 2013 – February 5, 2013(8)	10,248,051	115,315	1,153	—	$11.25
February 14, 2013 – March 28, 2013(9)	12,753,216	142,953	1,430	56	$11.21

(1)
On May 8, 2013, we established an at-the-market program through which we may sell, from time to time and at our sole discretion, 45,000,000 shares of our common stock. Through this program, we issued 9,818,907 shares of our common stock at an average price of $10.97 per share, raising $107,725 of gross proceeds, from July 5, 2013 through August 21, 2013.

(2)
On December 13, 2012, December 28, 2012, December 31, 2012, August 2, 2013, and March 31, 2014, we issued 467,928, 897,906, 4,141,547, 1,918,342, and 2,306,294 shares of our common stock, respectively, in conjunction with investments in CCPI, Credit Central, Valley Electric, CP Holdings, and Harbortouch, which are controlled portfolio companies.

(3)
On August 22, 2013, we established an at-the-market program through which we may sell, from time to time and at our sole discretion, 45,000,000 shares of our common stock. Through this program, we issued 24,127,242 shares of our common stock at an average price of $11.28 per share, raising $272,114 of gross proceeds, from August 29, 2013 through November 4, 2013.

(4)
On November 5, 2013, we established an at-the-market program through which we may sell, from time to time and at our sole discretion, 50,000,000 shares of our common stock. Through this program, we issued 27,301,889 shares of our common stock at an average price of $11.25 per share, raising $307,045 of gross proceeds, from November 12, 2013 through February 5, 2014.

(5)
On February 4, 2014, we established an at-the-market program through which we may sell, from time to time and at our sole discretion, 50,000,000 shares of our common stock. Through this program, we issued 19,095,226 shares of our common stock at an average price of $11.11 per share, raising $212,155 of gross proceeds, from February 10, 2014 through March 31, 2014.

(6)
On June 1, 2012, we established an at-the-market program through which we may sell, from time to time and at our sole discretion, 9,500,000 shares of our common stock. Through this program, we issued 2,247,275 shares of our common stock at an average price of $11.59 per share, raising $26,040 of gross proceeds, from July 2, 2012 through July 12, 2012.

(7)
On September 10, 2012, we established an at-the-market program through which we may sell, from time to time and at our sole discretion, 9,750,000 shares of our common stock. Through this program, we issued 8,010,357 shares of our common stock at an average price of $11.81 per share, raising $94,610 of gross proceeds, from September 13, 2012 through October 9, 2012.

(8)
On December 21, 2012, we established an at-the-market program through which we may sell, from time to time and at our sole discretion, 17,50,000 shares of our common stock. Through this program, we issued 10,248,051 shares of our common stock at an average price of $11.25 per share, raising $115,315 of gross proceeds, from January 7, 2013 through February 5, 2013.

(9)
On February 11, 2013, we established an at-the-market program through which we may sell, from time to time and at our sole discretion, 45,000,000 shares of our common stock. Through this program, we issued 12,753,216 shares of our common stock at an average price of $11.21 per share, raising $142,953 of gross proceeds, from February 14, 2013 through March 28, 2013.

Our shareholders’ equity accounts at March 31, 2014 and June 30, 2013 reflect cumulative shares issued as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters and our dividend reinvestment plan. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
On August 24, 2011, our Board of Directors approved a share repurchase plan under which we may repurchase up to $100,000 of our common stock at prices below our net asset value. We have not made any purchases of our common stock during the period from August 24, 2011 to March 31, 2014 pursuant to this plan. Prior to any repurchase, we are required to notify shareholders of our intention to purchase our common stock. This notice lasts for six months after notice is given. Our last notice was delivered with our annual proxy mailing on September 10, 2013.
On October 15, 2013, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $4,097,491 of additional debt and equity securities in the public market as of March 31, 2014.
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
During the nine months ended March 31, 2014 and March 31, 2013, we issued 1,094,996 and 1,077,887 shares of our common stock, respectively, in connection with the dividend reinvestment plan.
At March 31, 2014, we have reserved 70,643,300 shares of our common stock for issuance upon conversion of the Senior Convertible Notes (see Note 5).

Note 10. Other Income
Other income consists of structuring fees, overriding royalty interests, revenue receipts related to net profit interests/net revenue interests, deal deposits, administrative agent fees, and other miscellaneous and sundry cash receipts. Income from such sources for the three and nine months ended March 31, 2014 and March 31, 2013 were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
Income Source	2014	2013	2014	2013
Structuring, advisory and amendment fees (Note 3)	$24,522	$9,630	$54,321	$34,470
Recovery of legal costs from prior periods from legal settlement	—	—	5,000	—
Royalty interests	1,704	781	4,316	2,121
Administrative agent fees	135	89	343	241
Total Other Income	$26,361	$10,500	$63,980	$36,832
Note 11. Net Increase in Net Assets per Share
The following information sets forth the computation of net increase in net assets resulting from operations per share for the three and nine months ended March 31, 2014 and March 31, 2013.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net increase in net assets resulting from operations	$82,101	$44,429	$247,363	$138,167
Weighted average common shares outstanding	316,388,733	226,587,578	286,949,781	194,657,279
Net increase in net assets resulting from operations per share	$0.26	$0.20	$0.86	$0.71
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
The total base management fees incurred to the favor of the Investment Adviser for the three months ended March 31, 2014 and March 31, 2013 were $28,709 and $18,966, respectively. The fees incurred for the nine months ended March 31, 2014 and March 31, 2013 were $76,829 and $48,500, respectively.

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
For the three months ended March 31, 2014 and March 31, 2013, $24,631 and $14,896, respectively, of income incentive fees were incurred. For the nine months ended March 31, 2014 and March 31, 2013, $68,269 and $58,207, respectively, were incurred. No capital gains incentive fees were incurred for the three or nine months ended March 31, 2014 and March 31, 2013, respectively.

Administration Agreement
We have also entered into an Administration Agreement with Prospect Administration, LLC (“Prospect Administration”) under which Prospect Administration, among other things, provides (or arranges for the provision of) administrative services and facilities for us. For providing these services, we reimburse Prospect Administration for our allocable portion of overhead incurred by Prospect Administration in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of our chief financial officer and chief compliance officer and his staff. For the three months ended March 31, 2014 and March 31, 2013, the reimbursement was approximately $3,986 and $2,957, respectively. For the nine months ended March 31, 2014 and March 31, 2013, the reimbursement was approximately $11,958 and $7,280, respectively. Under this agreement, Prospect Administration furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Prospect Administration also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Prospect Administration assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, Prospect Administration also provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Prospect Administration is a wholly-owned subsidiary of the Investment Adviser.
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
Managerial Assistance
As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. As of March 31, 2014 and June 30, 2013, $1,665 and $1,291 of managerial assistance fees remain on the Consolidated Statements of Assets and Liabilities as a payable to Prospect Administration for reimbursement of its cost in providing such assistance.
Note 13. Litigation
From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of these matters as they arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. During the nine months ended March 31, 2014, we received $5,000 of legal cost reimbursement from a litigation settlement, which had been expensed in prior quarters, and is recognized as other income on our consolidated financial statements. We are not aware of any other material litigation as of the date of this report.

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
If the arrangement is completed, each outstanding Common Share of Nicholas Financial-Canada will be converted into the right to receive the number of shares of common stock of Prospect determined by dividing $16.00 by the volume-weighted average price of Prospect common stock for the 20 trading days prior to and ending on the trading day immediately preceding the effective time of the arrangement. Each option to acquire shares of Nicholas Financial-Canada common stock outstanding immediately prior to the effective time of the arrangement will be cancelled or transferred by the holder thereof in exchange for a cash amount equal to the amount by which (i) the product obtained by multiplying (x) the number of Common Shares of Nicholas Financial-Canada underlying such option by (y) $16.00 exceeds (ii) the aggregate exercise price payable under such option. As of May 5, 2014, the last reported sales price for Prospect common stock was $10.81.
Including the $199,466 equity valuation for Nicholas and after taking into consideration its outstanding net debt, which is currently $122,911, the overall value placed on Nicholas in the transaction is approximately $322,377 before estimated transaction fees and expenses. Upon closing the transaction, Prospect currently intends to refinance the business using proceeds from a newly committed $250,000 revolving credit facility from bank lenders and an operating company term loan that Prospect will provide. The aggregate net proceeds from this recapitalization will be used to repay the existing debt of Nicholas and return a portion of capital issued by Prospect to complete the transaction on the closing date. After receipt of the recapitalization cash distribution, Prospect will have a net investment in the transaction of approximately $135,906.
As disclosed elsewhere in this document, the staff of the SEC has asserted that certain unconsolidated holding company subsidiaries through which we hold our investment in operating subsidiaries should be consolidated and consequently is delaying the effectiveness of our registration statement on Form N-14 related to this transaction. The purchase agreement provides for this transaction to close by June 12, 2014, subject to certain terms, or on such other date as the parties to the arrangement may agree in writing. We are currently in discussions to extend the closing deadline to allow us time to appeal the staff’s position. Based on the foregoing, we do not currently anticipate that the transaction will close by June 12, 2014.

Note 15. Financial Highlights (Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2014	2013	2014	2013
Per Share Data(1):
Net asset value at beginning of period	$10.73	$10.81	$10.72	$10.83
Net investment income	0.31	0.26	0.95	1.20
Net realized loss	(0.01)	(0.03)	(0.01)	(0.06)
Net unrealized depreciation	(0.05)	(0.04)	(0.08)	(0.42)
Net increase in net assets as a result of public offerings	0.03	0.04	0.09	0.11
Dividends declared and paid	(0.33)	(0.33)	(0.99)	(0.95)
Net asset value at end of period	$10.68	$10.71	$10.68	$10.71

Per share market value at end of period	$10.80	$10.91	$10.80	$10.91
Total return based on market value(2)	(0.79)%	3.38%	9.31%	4.24%
Total return based on net asset value(2)	2.59%	2.05%	8.90%	7.62%
Shares outstanding at end of period	333,499,861	238,628,037	333,499,861	238,628,037
Average weighted shares outstanding for period	316,388,733	226,587,578	286,949,781	194,657,279

Ratio / Supplemental Data:
Net assets at end of period	$3,561,376	$2,555,588	$3,561,376	$2,555,588
Portfolio turnover rate	11.34%	17.43%	12.59%	20.75%
Annualized ratio of operating expenses to average net assets	10.86%	9.93%	10.58%	10.47%
Annualized ratio of net investment income to average net assets	11.56%	9.76%	11.25%	13.77%

	Year Ended June 30,
	2013	2012	2011	2010	2009
Per Share Data(1):
Net asset value at beginning of period	$10.83	$10.36	$10.30	$12.40	$14.55
Net investment income	1.57	1.63	1.10	1.13	1.87
Net realized (loss) gain	(0.13)	0.32	0.19	(0.87)	(1.24)
Net unrealized (depreciation) appreciation	(0.37)	(0.28)	0.09	0.07	0.48
Net increase (decrease) in net assets as a result of public offering	0.13	0.04	(0.08)	(0.85)	(2.11)
Net increase in net assets as a result of shares issued for Patriot acquisition	—	—	—	0.12	—
Dividends to shareholders	(1.31)	(1.24)	(1.24)	(1.70)	(1.15)
Net asset value at end of period	$10.72	$10.83	$10.36	$10.30	$12.40

Per share market value at end of period	$10.80	$11.39	$10.11	$9.65	$9.20
Total return based on market value(2)	6.24%	27.21%	17.22%	17.66%	(18.60%)
Total return based on net asset value(2)	10.91%	18.03%	12.54%	(6.82%)	(0.61%)
Shares outstanding at end of period	247,836,965	139,633,870	107,606,690	69,086,862	42,943,084
Average weighted shares outstanding for period	207,069,971	114,394,554	85,978,757	59,429,222	31,559,905

Ratio / Supplemental Data:
Net assets at end of period	$2,656,494	$1,511,974	$1,114,357	$711,424	$532,596
Portfolio turnover rate	29.24%	29.06%	27.63%	21.61%	4.99%
Annualized ratio of operating expenses to average net assets	11.50%	10.73%	8.47%	7.54%	9.03%
Annualized ratio of net investment income to average net assets	14.86%	14.92%	10.60%	10.69%	13.14%

(1)	Financial highlights are based on weighted average shares (except for dividends declared and paid which is based on actual rate per share).

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

Note 16. Selected Quarterly Financial Data (Unaudited)

	Investment Income		Net Investment Income		Net Realized and Unrealized Gains (Losses)		Net Increase in Net Assets from Operations
Quarter Ended	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)
September 30, 2011	$55,342	$0.51	$27,877	$0.26	$12,023	$0.11	$39,900	$0.37
December 31, 2011	67,263	0.61	36,508	0.33	27,984	0.26	64,492	0.59
March 31, 2012	95,623	0.84	58,072	0.51	(7,863)	(0.07)	50,209	0.44
June 30, 2012	102,682	0.82	64,227	0.52	(27,924)	(0.22)	36,303	0.29
September 30, 2012	123,636	0.76	74,027	0.46	(26,778)	(0.17)	47,249	0.29
December 31, 2012	166,035	0.85	99,216	0.51	(52,727)	(0.27)	46,489	0.24
March 31, 2013	120,195	0.53	59,585	0.26	(15,156)	(0.07)	44,429	0.20
June 30, 2013	166,470	0.68	92,096	0.38	(9,407)	(0.04)	82,689	0.34
September 30, 2013	161,034	0.62	82,337	0.32	(2,437)	(0.01)	79,900	0.31
December 31, 2013	178,090	0.62	92,215	0.32	(6,853)	(0.02)	85,362	0.30
March 31, 2014	190,327	0.60	98,523	0.31	(16,422)	(0.06)	82,101	0.26

(1)	Per share amounts are calculated using weighted average shares during period.
Note 17. Subsequent Events
During the period from April 1, 2014 to May 5, 2014, we issued $50,784 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $49,797. In addition, we sold $15,770 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $15,454 with expected closing on May 8, 2014. In conjunction with the debt issuance on April 7, 2014 (see below), $45,000 of Prospect Capital InterNotes® were converted into 5.00% 2019 Notes. On April 15, 2014, we repaid $258 aggregate principal amount of our Prospect Capital InterNotes® in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus.
During the period from April 1, 2014 to May 2, 2014, we sold 7,711,389 shares of our common stock at an average price of $10.91 per share, and raised $84,145 of gross proceeds, under the ATM Program. Net proceeds were $83,501 after commissions to the broker-dealer on shares sold and offering costs.
On April 7, 2014, we issued $300,000 aggregate principal amount of senior unsecured notes that mature on July 15, 2019 (the “5.00% 2019 Notes”). Included in the issuance is $45,000 of Prospect Capital InterNotes® that was converted into the 5.00% 2019 Notes. The 5.00% 2019 Notes bear interest at a rate of 5.00% per year, payable semi-annually on January 15 and July 15 of each year, beginning July 15, 2014. Total proceeds from the issuance of the 5.00% 2019 Notes, net of underwriting discounts and offering costs, were $250,775.
On April 8, 2014, we provided $59,000 of senior secured financing, of which $54,000 was funded at closing, to support the recapitalization of Ark-La-Tex Wireline Services, LLC and affiliates (“AWS”), a provider of cased hole wireline and related completion-stage services in connection with oil and gas production.
On April 8, 2014, we refinanced our existing $15,000 subordinated loan to Pelican Products, Inc., making a new debt investment. Concurrent with the refinancing, we received repayment of the $15,000 loan previously outstanding.
On April 11, 2014, we made an investment of $21,685 to purchase 52.87% of the subordinated notes in Washington Mill CLO Ltd.
On April 11, 2014, we issued $400,000 aggregate principal amount of senior convertible notes that mature on April 15, 2020 (the “2020 Notes”), unless previously converted or repurchased in accordance with their terms. The 2020 Notes bear interest at a rate of 4.75% per year, payable semi-annually on April 15 and October 15 each year, beginning October 15, 2014. Total proceeds from the issuance of the 2020 Notes, net of underwriting discounts and offering costs, were $387,500.
On April 14, 2014, we made an investment of $38,220 to purchase 78.37% of the subordinated notes in Halcyon Loan Advisors Funding 2014-2 Ltd.
On April 16, 2014, we announced the then current conversion rate on the 2017 Notes as 86.9430 shares of common stock per $1 principal amount of the 2017 Notes converted, which is equivalent to a conversion price of approximately $11.50.
On April 17, 2014, we issued 86,333 shares of our common stock in connection with the dividend reinvestment plan.

On April 21, 2014, we made an $18,250 follow-on investment in InterDent, Inc. to fund an acquisition.
On April 30, 2014, we made a $65,000 senior secured investment, of which $50,000 was funded at closing, in Fleetwash, Inc., a national provider of vehicle and facility washing services.
On May 1, 2014, Totes Isotoner Corporation repaid the $53,000 loan receivable to us.
On May 5, 2014, we invested $48,960 in cash and 1,102,313 unregistered shares of our common stock to support the recapitalization of Arctic Energy Services, LLC, an oil and gas service company based in Glenrock, Wyoming and doing business as Arctic Oilfield Services.
On May 6, 2014, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•	$0.110550 per share for October 2014 to holders of record on October 31, 2014 with a payment date of November 20, 2014;

•	$0.110575 per share for November 2014 to holders of record on November 28, 2014 with a payment date of December 18, 2014; and

•	$0.110600 per share for December 2014 to holders of record on December 31, 2014 with a payment date of January 22, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(All figures in this item are in thousands except share, per share and other data.)
References herein to “we,” “us” or “our” refer to Prospect Capital Corporation and its subsidiaries unless the context specifically requires otherwise.
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
Overview
We are a financial services company that primarily lends to and invests in middle market privately-held companies. We are a closed-end investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940 (the "1940 Act"). We invest primarily in senior and subordinated debt and equity of companies in need of capital for acquisitions, divestitures, growth, development, recapitalizations and other purposes. We work with the management teams or financial sponsors to seek investments with historical cash flows, asset collateral or contracted pro-forma cash flows.
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
We hold many of our control investments in a two-tier structure consisting of a holding company and one or more related operating companies. These holding companies serve various business purposes including concentration of management teams, optimization of third party borrowing costs, improvement of supplier, customer, and insurance terms, and enhancement of co-investments by the management teams. Many of these holding companies incur indebtedness to us as part of the overall structure of these control investments. In these cases our investment in the holding company consists of debt and equity which along with any debt incurred by the operating company structure represents our total exposure for the investment. As of March 31, 2014, as shown in our schedule of investments, the cost basis and fair value of our investment in controlled companies is $1,655,363 and $1,559,214, respectively. As of March 31, 2014, we held $839,432 at cost and $828,181 at fair value of debt from holding companies whose operations were in subsidiaries of the holding company. In addition, we held $524,055 at cost and $491,291 at fair value of debt directly in direct operating subsidiaries and operating subsidiaries of these holding companies and $291,876 at cost and $239,742 at fair value of equity in controlled investments. This structure gives rise to several of the risks described in our public documents and highlighted below in Part II, Item 1A of this report.
We seek to be a long-term investor with our portfolio companies. The aggregate fair value of our portfolio investments was $6,006,203 and $4,172,852 as of March 31, 2014 and June 30, 2013, respectively. During the nine months ended March 31, 2014, our net cost of investments increased by $1,855,581, or 43.6%, as a result of thirty-seven new investments, four revolver advances and several follow-on investments of $2,494,813, accrued of payment-in-kind interest of $13,043, structuring fees of $40,064 and net amortization of discounts and premiums of $31,837, while we received full repayments on sixteen investments, sold eight investments and restructured one investment, for which we realized a net loss of $7,456, received $3,974 from the release of escrow amounts which was recognized as a capital gain, and received several partial prepayments, amortization payments and a revolver repayment totaling $617,452.
Compared to the end of last fiscal year (ended June 30, 2013), net assets increased by $904,882, or 34.1%, during the nine months ended March 31, 2014, from $2,656,494 to $3,561,376. This increase resulted from the issuance of new shares of our common stock (less offering costs) in the amount of $935,058, dividend reinvestments of $12,336, and another $247,363 from operations. These increases, in turn, were offset by $289,875 in dividend distributions to our stockholders. The $247,363 increase in net assets resulting from operations is net of the following: net investment income of $273,075, net realized loss on investments of $3,482, and an increase in net unrealized depreciation on investments of $22,230.
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
Third Quarter Highlights
Investment Transactions
During the three months ended March 31, 2014, we acquired $936,754 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $398,054, funded $5,350 of revolver advances, and recorded PIK interest of $3,198, resulting in gross investment originations of $1,343,356. The more significant of these investments are discussed in Portfolio Investment Activity.
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
If the arrangement is completed, each outstanding Common Share of Nicholas Financial-Canada will be converted into the right to receive the number of shares of common stock of Prospect determined by dividing $16.00 by the volume-weighted average price of Prospect common stock for the 20 trading days prior to and ending on the trading day immediately preceding the effective time of the arrangement. Each option to acquire shares of Nicholas Financial-Canada common stock outstanding immediately prior to the effective time of the arrangement will be cancelled or transferred by the holder thereof in exchange for a cash amount equal to the amount by which (i) the product obtained by multiplying (x) the number of Common Shares of Nicholas Financial-Canada underlying such option by (y) $16.00 exceeds (ii) the aggregate exercise price payable under such option. As of May 5, 2014, the last reported sales price for Prospect common stock was $10.81.
Including the $199,466 equity valuation for Nicholas and after taking into consideration its outstanding net debt, which is currently $122,911, the overall value placed on Nicholas in the transaction is approximately $322,377 before estimated transaction fees and expenses. Upon closing the transaction, Prospect currently intends to refinance the business using proceeds from a newly committed $250,000 revolving credit facility from bank lenders and an operating company term loan that Prospect will provide. The aggregate net proceeds from this recapitalization will be used to repay the existing debt of Nicholas and return a portion of capital issued by Prospect to complete the transaction on the closing date. After receipt of the recapitalization cash distribution, Prospect will have a net investment in the transaction of approximately $135,906.
As disclosed elsewhere in this document, the staff of the SEC has asserted that certain unconsolidated holding company subsidiaries through which we hold our investment in operating subsidiaries should be consolidated and consequently is delaying the effectiveness of our registration statement on Form N-14 related to this transaction. The purchase agreement provides for this transaction to close by June 12, 2014, subject to certain terms, or on such other date as the parties to the arrangement may agree in writing. We are currently in discussions to extend the closing deadline to allow us time to appeal the staff’s position. Based on the foregoing, we do not currently anticipate that the transaction will close by June 12, 2014.
Equity Issuance
During the three months ended March 31, 2014, we sold 29,643,197 shares of our common stock at an average price of $11.13 per share, and raised $329,963 of gross proceeds, under the ATM Program. Net proceeds were $326,750 after commissions to the broker-dealer on shares sold and offering costs.
On January 23, 2014, February 20, 2014 and March 20, 2014, we issued 109,087, 88,112 and 93,735 shares of our common stock in connection with the dividend reinvestment plan, respectively.
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
Revolving Credit Facility
On January 15, 2014, we expanded the accordion feature of our Revolving Credit Facility from $650,000 to $1,000,000. On January 15, 2014, February 28, 2014 and March 28, 2014, we increased total commitments to our Revolving Credit Facility by $62,500, $45,000 and $35,000, respectively. The lenders have extended commitments of $792,500 as of March 31, 2014.
Debt Issuance
During the three months ended March 31, 2014, we issued $168,428 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $165,823. These notes were issued with stated interest rates ranging from 3.75% to 6.50% with a weighted average interest rate of 4.97%. These notes mature between January 15, 2018 and March 15, 2039.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
4	$20,447	3.75%–4.00%	3.94%	January 15, 2018 – March 15, 2018
5	70,385	4.75%–5.00%	4.90%	January 15, 2019 – August 15, 2019
5.5	40,000	4.75%	4.75%	August 15, 2019 – August 15, 2019
7	12,789	5.25%–5.50%	5.38%	January 15, 2021 – March 15, 2021
10	13,691	5.75%–6.50%	6.02%	January 15, 2024 – March 15, 2024
25	11,116	6.25%–6.50%	6.38%	January 15, 2039 – March 15, 2039
	$168,428
Investment Holdings
As of March 31, 2014, we continue to pursue our diversified investment strategy. At March 31, 2014, approximately $6,006,203, or 168.6%, of our net assets are invested in 138 long-term portfolio investments and CLOs.
During the nine months ended March 31, 2014, we originated $2,507,856 of new investments, primarily composed of $1,412,538 of debt and equity financing to non-controlled investments, $834,106 of debt and equity financing to controlled investments, and $261,212 of subordinated notes in CLOs. Our origination efforts are focused primarily on secured lending, to reduce the risk in the portfolio, investing primarily in first lien loans, and subordinated notes in CLOs, though we also continue to close select junior debt and equity investments. Our annualized current yield was 13.6% and 12.5% as of June 30, 2013 and March 31, 2014, respectively, across all performing interest bearing investments. The decrease in our current yield is primarily the result of senior secured loan refinancing activity that took place in the leveraged loan market and within our CLO portfolios during the first half of calendar year 2013. Monetization of equity positions that we hold and loans on non-accrual status are not included in this yield calculation. In many of our portfolio companies we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.
We are a non-diversified company within the meaning of the 1940 Act. As required by the 1940 Act, we classify our investments by level of control. As defined in the 1940 Act, "Control Investments" are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual possesses or has the right to acquire within 60 days or less, a beneficial ownership of 25% or more of the voting securities of an investee company. Under the 1940 Act, "Affiliate Investments" are defined by a lesser degree of influence and are deemed to exist through the possession outright or via the right to acquire within 60 days or less, beneficial ownership of 5% or more of the outstanding voting securities of another person. "Non-Control/Non-Affiliate Investments" are those that are neither Control Investments nor Affiliate Investments.
As of March 31, 2014, we own controlling interests in AMU Holdings Inc. (“AIRMALL”); APH Property Holdings, LLC (“APH”); ARRM Holdings Inc.; AWCNC, LLC; Borga, Inc. (“Borga”); BXC Holding Company ("Boxercraft"); CCPI Holdings Inc. (“CCPI”); CP Holdings of Delaware LLC (“CP Holdings”); Credit Central Holdings of Delaware, LLC (“Credit Central”); Echelon Aviation LLC; Energy Solutions Holdings Inc. (f/k/a Gas Solutions Holdings, Inc.) (“Energy Solutions”); First Tower Holdings of Delaware, LLC (“First Tower”); Gulf Coast Machine & Supply Company (“Gulf Coast”); Harbortouch Holdings of Delaware Inc. ("Harbortouch"); The Healing Staff, Inc. (“THS”); Manx Energy, Inc. (“Manx”); MITY Holdings of Delaware Inc.; Nationwide Acceptance Holdings LLC; NMMB Holdings, Inc.; NPH Property Holdings, LLC (“NPH”); R-V Industries, Inc. (“R-V”); UPH Property Holdings, LLC ("UPH"); Valley Electric Holdings I, Inc. (“Valley Electric”); and Wolf Energy Holdings, Inc. (“Wolf”). We also own an affiliated interest in BNN Holdings Corp. (f/k/a Biotronic NeuroNetwork).
The following shows the composition of our investment portfolio by level of control as of March 31, 2014 and June 30, 2013:

	March 31, 2014				June 30, 2013
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Control Investments	$1,655,363	27.1%	$1,559,214	26.0%	$830,151	19.5%	$811,634	19.5%
Affiliate Investments	31,979	0.5%	31,799	—%	49,189	1.2%	42,443	1.0%
Non-Control/Non-Affiliate Investments	4,424,017	72.4%	4,415,190	0.1%	3,376,438	79.3%	3,318,775	79.5%
Total Investments	$6,111,359	100.0%	$6,006,203	100.0%	$4,255,778	100.0%	$4,172,852	100.0%
The following shows the composition of our investment portfolio by type of investment as of March 31, 2014 and June 30, 2013:

	March 31, 2014				June 30, 2013
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Revolving Line of Credit	$3,445	0.1%	$2,853	—%	$9,238	0.2%	$8,729	0.2%
Senior Secured Debt	3,788,155	62.0%	3,719,846	61.9%	2,262,327	53.1%	2,207,091	52.8%
Subordinated Secured Debt	1,021,561	16.7%	983,820	16.4%	1,062,386	25.0%	1,024,901	24.6%
Subordinated Unsecured Debt	99,935	1.6%	100,000	1.7%	88,470	2.1%	88,827	2.1%
CLO Debt	28,002	0.4%	33,554	0.6%	27,667	0.7%	28,589	0.7%
CLO Residual Interest	867,913	14.2%	913,102	15.2%	660,619	15.5%	658,086	15.8%
Preferred Stock	84,052	1.4%	4,271	0.1%	25,016	0.6%	14,742	0.4%
Common Stock	66,253	1.1%	60,136	1.0%	34,629	0.8%	47,083	1.1%
Membership Interest	146,478	2.4%	149,074	2.5%	83,265	1.9%	61,903	1.5%
Net Profits Interest	—	—%	224	—%	—	—%	520	—%
Net Revenue Interest	—	—%	26,684	0.4%	—	—%	20,439	0.5%
Escrow Receivable	—	—%	1,681	—%	—	—%	4,662	0.1%
Warrants	2,161	—%	7,658	0.1%	2,161	0.1%	7,280	0.2%
Small Business Whole Loans	3,404	0.1%	3,300	0.1%	—	—%	—	—%
Total Investments	$6,111,359	100.0%	$6,006,203	100.0%	$4,255,778	100.0%	$4,172,852	100.0%
The following shows our investments in interest bearing securities by type of investment as of March 31, 2014 and June 30, 2013:

	March 31, 2014				June 30, 2013
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien	$3,791,600	65.2%	$3,722,699	64.7%	$2,271,565	55.3%	$2,215,820	55.2%
Second Lien	1,021,561	17.6%	983,820	17.1%	1,062,386	25.8%	1,024,901	25.5%
Unsecured	99,935	1.7%	100,000	1.7%	88,470	2.2%	88,827	2.2%
CLO Debt	28,002	0.5%	33,554	0.6%	27,667	0.7%	28,589	0.7%
CLO Residual Interest	867,913	14.9%	913,102	15.8%	660,619	16.0%	658,086	16.4%
Small Business Whole Loans	3,404	0.1%	3,300	0.1%	—	—%	—	—%
Total Debt Investments	$5,812,415	100.0%	$5,756,475	100.0%	$4,110,707	100.0%	$4,016,223	100.0%
The following shows the composition of our investment portfolio by geographic location as of March 31, 2014 and June 30, 2013:

	March 31, 2014				June 30, 2013
Geographic Location	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Canada	$15,000	0.2%	$15,000	0.2%	$165,000	3.9%	$165,000	4.0%
Cayman Islands	895,915	14.7%	946,656	15.8%	688,286	16.2%	686,675	16.5%
France	10,210	0.2%	10,195	0.2%	—	—%	—	—%
Ireland	14,935	0.2%	15,000	0.2%	14,927	0.4%	15,000	0.4%
Midwest US	884,907	14.5%	849,954	14.2%	565,239	13.3%	531,934	12.7%
Northeast US	1,180,503	19.3%	1,166,865	19.4%	522,759	12.2%	536,300	12.8%
Puerto Rico	41,406	0.7%	36,418	0.6%	41,352	1.0%	41,352	1.0%
Southeast US	1,429,810	23.4%	1,396,035	23.3%	1,124,119	26.4%	1,098,996	26.3%
Southwest US	747,604	12.2%	715,175	11.9%	459,944	10.8%	445,411	10.7%
Western US	891,069	14.6%	854,905	14.2%	674,152	15.8%	652,184	15.6%
Total Investments	$6,111,359	100.0%	$6,006,203	100.0%	$4,255,778	100.0%	$4,172,852	100.0%

The following shows the composition of our investment portfolio by industry as of March 31, 2014 and June 30, 2013:

	March 31, 2014				June 30, 2013
Industry	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Aerospace & Defense	$102,843	1.7%	$102,823	1.7%	$56	—%	$—	—%
Auto Finance	11,083	0.2%	11,083	0.2%	10,914	0.3%	10,417	0.2%
Automobile	22,283	0.4%	22,450	0.4%	12,300	0.3%	12,500	0.3%
Biotechnology	—	—%	—	—%	—	—%	14	—%
Business Services	520,194	8.5%	520,194	8.6%	180,793	4.2%	179,544	4.3%
Chemicals	19,633	0.3%	18,765	0.3%	28,364	0.7%	28,648	0.7%
Commercial Services	308,127	5.0%	308,127	5.1%	247,073	5.8%	247,073	5.9%
Construction & Engineering	56,043	0.9%	35,761	0.6%	53,615	1.3%	53,615	1.3%
Consumer Finance	423,982	6.9%	437,049	7.3%	413,332	9.7%	406,964	9.8%
Consumer Services	504,028	8.2%	505,882	8.4%	311,982	7.3%	314,033	7.5%
Contracting	3,831	0.1%	—	—%	3,831	0.1%	—	—%
Diversified / Conglomerate Service	—	—%	—	—%	—	—%	143	—%
Diversified Financial Services	937,456	15.4%	988,093	16.5%	745,705	17.5%	742,434	17.8%
Durable Consumer Products	377,195	6.2%	376,198	6.3%	359,403	8.5%	349,654	8.4%
Ecological	—	—%	—	—%	141	—%	335	—%
Electronics	—	—%	—	—%	—	—%	149	—%
Energy	77,740	1.3%	70,903	1.2%	63,895	1.5%	56,321	1.3%
Food Products	173,762	2.8%	173,767	2.9%	177,423	4.2%	177,428	4.3%
Healthcare	311,625	5.1%	306,928	5.1%	273,438	6.4%	273,838	6.6%
Hotels, Restaurants & Leisure	132,399	2.2%	132,614	2.2%	35,125	0.8%	35,361	0.8%
Machinery	396	—%	742	—%	396	—%	790	—%
Manufacturing	208,549	3.4%	163,379	2.7%	163,431	3.8%	167,584	4.0%
Media	391,746	6.4%	376,263	6.3%	171,290	4.0%	161,325	3.9%
Metal Services & Minerals	48,398	0.8%	50,799	0.9%	98,662	2.3%	102,832	2.5%
Oil & Gas Production	169,128	2.8%	123,389	2.1%	75,126	1.8%	24,420	0.6%
Personal & Nondurable Consumer Products	84,278	1.4%	86,042	1.4%	59,822	1.4%	60,183	1.4%
Pharmaceuticals	78,565	1.3%	77,722	1.3%	—	—%	—	—%
Property Management	57,647	0.9%	47,961	0.8%	51,170	1.2%	54,648	1.3%
Real Estate	348,681	5.7%	351,036	5.8%	152,540	3.6%	152,540	3.7%
Retail	14,219	0.2%	14,626	0.2%	14,190	0.3%	14,569	0.3%
Software & Computer Services	256,471	4.2%	257,544	4.3%	307,734	7.2%	309,308	7.4%
Telecommunication Services	79,629	1.3%	79,654	1.3%	—	—%	—	—%
Textiles, Apparel & Luxury Goods	276,024	4.5%	262,212	4.4%	116,260	2.8%	108,708	2.6%
Transportation	115,404	1.9%	104,197	1.7%	127,767	3.0%	127,474	3.1%
Total Investments	$6,111,359	100.0%	$6,006,203	100.0%	$4,255,778	100.0%	$4,172,852	100.0%

Portfolio Investment Activity
During the nine months ended March 31, 2014, we acquired $1,695,189 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $784,774, funded $14,850 of revolver advances, and recorded PIK interest of $13,043, resulting in gross investment originations of $2,507,856. The more significant of these transactions are briefly described below.
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
On July 31, 2013, we made a $5,100 follow-on investment in Coverall North America, Inc. ("Coverall") to fund a dividend recapitalization. The first lien note bears interest in cash at the greater of 11.5% or Libor plus 8.5% and has a final maturity of December 17, 2017.
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
On September 13, 2013, we made an investment of $36,515 to purchase 83.56% of the subordinated notes in Apidos CLO XV.
On September 19, 2013, we provided $41,042 of debt and $6,943 of equity financing to support the recapitalization of Mity, a designer, manufacturer and seller of multipurpose room furniture and specialty healthcare seating products. The $22,792 first lien note issued to Mity bears interest in cash at the greater of 9.0% or Libor plus 7.0% and interest payment in kind of 9.0% and has a final maturity of September 19, 2019. The $18,250 first lien note issued to MITY Enterprises, Inc. bears interest in cash at the greater of 10.0% or Libor plus 7.0% and has a final maturity of March 19, 2019.
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
On December 13, 2013, we purchased an additional $5,000 investment in Therakos, Inc., a developer of technologies for extracorporeal photopheresis treatments. The second lien term loan bears interest in cash at the greater of 11.25% or Libor plus 10.0% and has a final maturity of June 27, 2018.
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
On December 20, 2013, we made a secured debt investment of $9,000 in Harley Marine Services, Inc., a provider of marine transportation services. The second lien term loan bears interest in cash at the greater of 10.5% or Libor plus 9.25% and has a final maturity of December 20, 2019.
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
On December 30, 2013, we made a $45,000 follow-on investment in Progrexion Holdings, Inc. ("Progrexion") to fund a dividend recapitalization. The senior secured first lien note bears interest in cash at the greater of 10.5% or Libor plus 8.5% and has a final maturity of September 14, 2017.
On December 31, 2013, we made a $10,620 follow-on investment in NPH to acquire Indigo Apartments, a multi-family residential property located in Jacksonville, Florida. We invested $1,820 of equity and $8,800 of debt in NPH. The senior secured note bears interest in cash at the greater of 6.0% or Libor plus 4.0% and interest payment in kind of 5.50% and has a final maturity of October 24, 2020.
On January 8, 2014, we made a $161,500 follow-on investment in Broder Bros., Co. ("Broder") to support an acquisition. The senior secured term loan bears interest in cash at the greater of 10.25% or Libor plus 9.0% and has a final maturity of April 8, 2019.

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
On February 4, 2014, we made a secured debt investment of $25,000 in Ikaria, Inc., a biotherapeutics company focused on developing and commercializing innovative therapies designed to meet the unique and complex medical needs of critically ill patients. The second lien term loan bears interest in cash at the greater of 8.75% or Libor plus 7.75% and has a final maturity of February 12, 2022.
On February 5, 2014, we made an investment of $32,383 to purchase 94.27% of the subordinated notes in ING IM CLO 2014-1, Ltd.
On February 7, 2014, we made an investment of $23,111 to purchase 63.64% of the subordinated notes in Halcyon Loan Advisors Funding 2014-1 Ltd.
On February 11, 2014, we made a $7,000 follow-on investment in InterDent, Inc. to fund an acquisition. We invested an additional $3,500 in Term Loan A and $3,500 in Term Loan B. The Term Loan A note bears interest in cash at the greater of 7.25% or Libor plus 5.75% and has a final maturity of August 3, 2017. The Term Loan B note bears interest in cash at the greater of 12.25% or Libor plus 9.25% and has a final maturity of August 3, 2017.
On February 11, 2014, we made a secured debt investment of $10,000 in TriMark USA, LLC, a foodservice equipment and supplies distributor and provider of custom kitchen design services. The second lien term loan bears interest in cash at the greater of 10.0% or Libor plus 9.0% and has a final maturity of August 11, 2019.
On February 19, 2014, we provided $17,000 of secured floating rate financing to support the acquisition of Venio LLC (f/k/a LM Keane Acquisition Co.) by Lovell Minnick Partners. Keane provides unclaimed property services to many of the nation’s largest financial institutions including transfer agents, mutual funds, banks, brokerages and insurance companies. The second lien term loan bears interest in cash at the greater of 12.0% or Libor plus 9.5% and has a final maturity of February 19, 2020.
On March 7, 2014, we provided $78,000 of senior secured floating rate debt to support the continued growth of Tolt Solutions, Inc., a retail-focused information technology services company, providing customized network architecture solutions, installation, deployment, maintenance, and customer support to retailers nationwide. The $39,000 Term Loan A note bears interest in cash at the greater of 7.0% or Libor plus 6.0% and has a final maturity of March 7, 2019. The $39,000 Term Loan B note bears interest in cash at the greater of 12.0% or Libor plus 11.0% and has a final maturity of March 7, 2019.
On March 12, 2014, we made a secured debt investment of $10,000 in Tectum Holdings, Inc., a manufacturer of aftermarket accessories for the lite-truck market. The second lien term loan bears interest in cash at the greater of 10.25% or PRIME plus 7.0% and has a final maturity of March 12, 2019.
On March 18, 2014, we made a $28,250 follow-on investment in LaserShip, Inc., of which $22,250 was funded at closing, to finance an acquisition. The $22,250 Term Loan B note bears interest in cash at the greater of 10.25% or Libor plus 8.25% and has a final maturity of March 18, 2019. The $6,000 delayed draw term loan, which was unfunded at closing, bears interest in cash at 2.0% and has a final maturity of December 31, 2015.
On March 25, 2014, we made a secured debt investment of $28,500 in Global Employment Solutions, Inc., a provider of contract and permanent placement staffing services, with a strategic focus on the information technology segment. The senior secured term loan bears interest in cash at the greater of 10.0% or Libor plus 9.0% and has a final maturity of March 25, 2019.
On March 28, 2014, we provided $277,500 of secured floating rate debt to support the refinancing of Instant Web, LLC ("IWCO"), a provider of direct marketing solutions to direct marketers for acquisition and loyalty programs in the United States. The $132,500 Term Loan A note bears interest in cash at the greater of 5.5% or Libor plus 4.5% and has a final maturity of March 28, 2019. The $132,500 Term Loan B note bears interest in cash at the greater of 12.0% or Libor plus 11.0% and has a final maturity of March 28, 2019. The $12,500 Term Loan C note bears interest in cash at the greater of 12.75% or Libor plus 11.75% and has a final maturity of March 28, 2019.

On March 31, 2014, we made a secured debt investment of $60,000 in United States Environmental Services, LLC, a provider of industrial, environmental, and maritime services in the Gulf States region. The $24,000 Term Loan A note bears interest in cash at the greater of 6.5% or Libor plus 5.5% and has a final maturity of March 31, 2019. The $36,000 Term Loan B note bears interest in cash at the greater of 11.5% or Libor plus 10.5% and has a final maturity of March 31, 2019.
On March 31, 2014, we provided $153,500 follow-on investment in Progrexion to fund a dividend recapitalization. The senior secured first lien note bears interest in cash at the greater of 10.5% or Libor plus 8.5% and has a final maturity of September 14, 2017.
On March 31, 2014, we invested $246,250 in cash and 2,306,294 unregistered shares of our common stock to support the recapitalization of Harbortouch Payments, LLC (f/k/a United Bank Card, Inc. (d/b/a Harbortouch)), a provider of transaction processing services and point-of-sale equipment used by merchants across the United States. We invested $24,898 of equity and $123,000 of debt in Harbortouch Holdings of Delaware Inc., the newly-formed holding company, and $130,796 of debt in Harbortouch Payments, LLC, the operating company. Through the recapitalization, we acquired a controlling interest in Harbortouch Payments, LLC. After the recapitalization, we received repayment of the $23,894 loan previously outstanding. The $130,796 senior secured term loan issued to the operating company bears interest in cash at the greater of 9.0% or Libor plus 7.0% and has a final maturity of September 30, 2017. The $123,000 senior secured note issued to the holding company bears interest in cash at the greater of 10.0% or Libor plus 8.0% and interest payment in kind of 6.0% and has a final maturity of March 31, 2019.
On March 31, 2014, we provided $78,521 of debt and $14,107 of equity financing to Echelon Aviation LLC (“Echelon”), a newly established portfolio company which provides liquidity alternatives on aviation assets. We are the controlling equity owner of Echelon. The senior term loan bears interest in cash at the greater of 11.75% or Libor plus 9.75% and interest payment in kind of 2.25% and has a final maturity of March 31, 2022.
In addition to the purchases noted above, during the nine months ended March 31, 2014, we made seven follow-on investments in NPH totaling $14,000 to support the peer-to-peer lending initiative. We invested $2,100 of equity and $11,900 of debt in NPH. The senior secured note bears interest in cash at the greater of 6.0% or Libor plus 4.0% and interest payment in kind of 5.50% and has a final maturity of October 24, 2020.
During the nine months ended March 31, 2014, we received full repayments on sixteen investments, sold eight investments and restructured one investment, for which we realized a net loss of $7,456, received $3,974 from the release of escrow amounts which was recognized as a capital gain, and received several partial prepayments, amortization payments and a revolver repayment totaling $617,452. The more significant of these transactions are briefly described below.
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
On October 17, 2013, $19,730 of the Apidos CLO VIII (“Apidos VIII”) subordinated notes were called, and we realized a gain of $1,183 on this investment.
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
On November 19, 2013, United Bank Card, Inc. (d/b/a Harbortouch) made a partial repayment of $23,942.
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
On March 20, 2014, New Star Metals, Inc. repaid the $50,534 loan receivable to us.
On March 26, 2014, Material Handling Services, LLC repaid the $64,547 loan receivable to us.
In addition to the sales noted above, during the nine months ended March 31, 2014, we sold $19,500 of our investment in ICON Health & Fitness, Inc. ("ICON") and realized losses of $1,588 on the sales.

The following is a quarter-by-quarter summary of our investment activity since inception:

Quarter-End	Acquisitions(1)	Dispositions(2)
March 31, 2014	$1,343,356	$198,047
December 31, 2013	607,657	255,238
September 30, 2013	556,843	164,167
June 30, 2013	798,760	321,615
March 31, 2013	784,395	102,527
December 31, 2012	772,125	349,269
September 30, 2012	747,937	158,123
June 30, 2012	573,314	146,292
March 31, 2012	170,073	188,399
December 31, 2011	154,697	120,206
September 30, 2011	222,575	46,055
June 30, 2011	312,301	71,738
March 31, 2011	359,152	78,571
December 31, 2010	140,933	67,405
September 30, 2010	140,951	68,148
June 30, 2010	88,973	39,883
March 31, 2010	59,311	26,603
December 31, 2009(3)	210,438	45,494
September 30, 2009	6,066	24,241
June 30, 2009	7,929	3,148
March 31, 2009	6,356	10,782
December 31, 2008	13,564	2,128
September 30, 2008	70,456	10,949
June 30, 2008	118,913	61,148
March 31, 2008	31,794	28,891
December 31, 2007	120,846	19,223
September 30, 2007	40,394	17,949
June 30, 2007	130,345	9,857
March 31, 2007	19,701	7,731
December 31, 2006	62,679	17,796
September 30, 2006	24,677	2,781
June 30, 2006	42,783	5,752
March 31, 2006	15,732	901
December 31, 2005	—	3,523
September 30, 2005	25,342	—
June 30, 2005	17,544	—
March 31, 2005	7,332	—
December 31, 2004	23,771	32,083
September 30, 2004	30,371	—
Since Inception	$8,860,386	$2,706,663

(1)	Includes new deals, additional fundings, refinancings and PIK interest.

(2)	Includes scheduled principal payments, prepayments and refinancings.

(3)	The $210,438 of acquisitions for the quarter ended December 31, 2009 includes $207,126 of portfolio investments acquired from Patriot.

Investment Valuation
In determining the fair value of our portfolio investments at March 31, 2014, the Audit Committee considered valuations from the independent valuation firms and from management having an aggregate range of $5,807,855 to $6,172,069, excluding money market investments.
In determining the range of value for debt instruments except CLOs, management and the independent valuation firm generally estimate corporate and security credit ratings and identify corresponding yields to maturity for each loan from relevant market data. A discounted cash flow analysis was then prepared using the appropriate yield to maturity as the discount rate, to determine range of value. For non-traded equity investments, the enterprise value was determined by applying EBITDA multiples for similar guideline public companies and/or similar recent investment transactions. For stressed equity investments, a liquidation analysis was prepared.
In determining the range of value for our investments in CLOs, management and the independent valuation firm used discounted cash flow model. The valuations were accomplished through the analysis of the CLO deal structures to identify the risk exposures from the modeling point of view. For each CLO security, the most appropriate valuation approach was chosen from alternative approaches to ensure the most accurate valuation for such security. A waterfall engine is used to store the collateral data, generate collateral cash flows from the assets based on various assumptions for the risk factors, and distribute the cash flows to the liability structure based on the payment priorities, and discount them back using proper discount rates.
The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties, comparable multiples for recent sales of companies within the industry and discounted cash flow models for our investments in CLOs. The composite of all these analyses, applied to each investment, was a total valuation of $6,006,203, excluding money market investments.
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
AMU Holdings Inc.
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
On July 30, 2010, we invested $52,420 of combined debt and equity as follows: $30,000 senior term loan, $12,500 senior subordinated note and $9,920 preferred equity. During the six months ended December 31, 2013, we provided an additional $7,600 of subordinated secured financing to AIRMALL. On December 4, 2013, we sold a $972 participation in our term loans in AIRMALL, equal to 2% of the outstanding principal amount of loans on that date. As of March 31, 2014, we own 98% of AIRMALL’s equity securities. AIRMALL’s financial performance has been consistent since the acquisition and we continue to monitor the medium to long-term growth prospects for the company.
During the nine months ended March 31, 2014, we received distributions of $12,000 from AIRMALL which were recorded as dividend income. No dividends were received from AIRMALL during the three and nine months ended March 31, 2013. Primarily as a result of the distribution of earnings during the nine months ended March 31, 2014, the Board of Directors decreased the fair value of our investment in AIRMALL to $47,961 as of March 31, 2014, a discount of $9,686 from its amortized cost, compared to the $3,478 unrealized appreciation recorded at June 30, 2013.
APH Property Holdings, LLC
APH is a holding company that owns 100% of the common stock of American Property Holdings Corp. (“APHC”). APHC is a Maryland corporation and a qualified REIT for federal income tax purposes. APHC was formed to hold for investment, operate, finance, lease, manage and sell a portfolio of real estate assets. As of March 31, 2014, we own 100% of the fully-diluted common equity of APH.

During the year ended June 30, 2013, we provided $125,892 and $26,648 of debt and equity financing, respectively, to APH for the acquisition of various real estate properties. During the nine months ended March 31, 2014, we provided $135,350 and $26,679 of debt and equity financing, respectively, to APH for the acquisition of certain properties. In December 2013, APHC, a wholly-owned subsidiary of APH, distributed its investments in fourteen properties: eight to National Property Holdings Corp. (“NPHC”); and six to United Property Holdings Corp. (“UPHC”), two newly formed REIT holding companies which are discussed below. The investments transferred consisted of $98,164 and $20,022 of debt and equity financing, respectively. There was no gain or loss realized on these transactions.
As of March 31, 2014, APHC’s real estate portfolio was comprised of 14 multi-family properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties:

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Abbington Pointe	Marietta, GA	12/28/2012	$23,500	$15,275
2	Amberly Place	Tampa, FL	1/17/2013	63,400	39,600
3	Lofton Place	Tampa, FL	4/30/2013	26,000	16,965
4	Vista at Palma Sola	Bradenton, FL	4/30/2013	27,000	17,550
5	Arlington Park	Marietta, GA	5/8/2013	14,850	9,650
6	The Resort	Pembroke Pines, FL	6/24/2013	225,000	157,500
7	Inverness Lakes(1)	Mobile, AL	11/15/2013	29,600	19,400
8	Kings Mill Apartments(1)	Pensacola, FL	11/15/2013	20,750	13,622
9	Crestview at Oakleigh(1)	Pensacola, FL	11/15/2013	17,500	11,488
10	Plantations at Pine Lake(1)	Tallahassee, FL	11/15/2013	18,000	11,817
11	Cordova Regency(1)	Pensacola, FL	11/15/2013	13,750	9,026
12	Verandas at Rocky Ridge(1)	Birmingham, AL	11/15/2013	15,600	10,205
13	Plantations at Hillcrest(2)	Mobile, AL	1/17/2014	6,930	5,094
14	Crestview at Cordova(2)	Pensacola, FL	1/17/2014	8,500	5,072
				$510,380	$342,264
(1)These properties comprise the Gulf Coast Portfolio.
(2)These properties comprise the Gulf Coast II Portfolio.
The Board of Directors set the fair value of our investment in APH at $202,404 as of March 31, 2014, a premium of $1,938 from its amortized cost, compared to being valued at cost at June 30, 2013.
ARRM Holdings Inc.
Ajax Rolled Ring & Machine, Inc. ("Ajax") forges large seamless steel rings on two forging mills in the company’s York, South Carolina facility. The rings are used in a range of industrial applications, including in construction equipment and power turbines. Ajax also provides machining and other ancillary services.
On April 4, 2008, we acquired a controlling equity interest in ARRM Holdings Inc. ("ARRM"), which owns 100% of Ajax, the operating company. We funded $22,000 of senior secured term debt, $11,500 of subordinated term debt and $6,300 of equity as of that closing. During the fiscal year ended June 30, 2010, we funded an additional $3,530 of secured subordinated debt to refinance a third-party revolver provider and provide working capital. Ajax repaid $3,461 of this secured subordinated debt during the quarter ended September 30, 2010. During the quarter ended December 31, 2012, we funded an additional $3,600 of unsecured debt to refinance first lien debt held by Wells Fargo.
On April 1, 2013, we refinanced our existing $38,472 senior loans to Ajax, increasing the size of our debt investment to $38,537. Concurrent with the refinancing, we received repayment of the $18,635 loans that were previously outstanding. On October 11, 2013, we provided $25,000 in preferred equity for the recapitalization of Ajax. After the financing, we received repayment of the $20,008 subordinated unsecured loan previously outstanding. As of March 31, 2014, we control 79.53% of the fully-diluted common and preferred equity.
Due to soft operating results, the Board of Directors decreased the fair value of our investment in ARRM to $18,978 as of March 31, 2014, a discount of $31,516 from its amortized cost, compared to the $6,057 unrealized depreciation recorded at June 30, 2013.

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
On January 4, 2012, Energy Solutions sold its gas gathering and processing assets (“Gas Solutions”) for a sale price of $199,805, adjusted for the final working capital settlement, including a potential earnout of $28,000 that may be paid based on the future performance of Gas Solutions. Through March 31, 2014, we have not accrued income for any portion of the $28,000 potential payment. After expenses, including structuring fees of $9,966 paid to us, Energy Solutions received $158,687 in cash. The sale of Gas Solutions by Energy Solutions resulted in significant earnings and profits, as defined by the Internal Revenue Code, at Energy Solutions for calendar year 2012. As a result, distributions from Energy Solutions to us were required to be recognized as dividend income, in accordance with ASC 946, as cash distributions were received from Energy Solutions, to the extent there are current year earnings and profits sufficient to support such recognition. During the nine months ended March 31, 2013, we received distributions of $53,820 from Energy Solutions which were recorded as dividend income. No such dividends were received during the three or nine months ended March 31, 2014.
During the nine months ended March 31, 2014, Energy Solutions repaid the remaining $8,500 of our subordinated secured debt to the company. In addition to the repayment of principal, we received $4,812 of make-whole fees for early repayment of the outstanding loan receivables, which was recorded as additional interest income during the nine months ended March 31, 2014.
On November 25, 2013, we provided $13,000 in senior secured debt financing for the recapitalization of our investment in Freedom Marine. The subordinated secured loan to Jettco was replaced with a senior secured note to Vessel Holdings II, LLC, a new subsidiary of Freedom Marine. On December 3, 2013, we made a $16,000 senior secured investment in Vessel Holdings III, LLC, another new subsidiary of Freedom Marine. Overall the restructuring of our investment in Freedom Marine provided approximately $16,000 net senior secured debt financing to support the acquisition of two new vessels. We received $2,480 of structuring fees from Energy Solutions related to the Freedom Marine restructuring which was recognized as other income during the nine months ended March 31, 2014.
In determining the value of Energy Solutions, we have utilized two valuation techniques to determine the value of the investment: a current value method for the cash balances of Energy Solutions and a liquidation analysis for our interests in CCEHI, CCEI, Freedom Marine and Yatesville. The Board of Directors set the fair value of our investment in Energy Solutions, including the underlying portfolio companies affected by the reorganization, at $34,909 as of March 31, 2014, a discount of $6,837 from its amortized cost, compared to the $7,574 unrealized depreciation recorded at June 30, 2013.
First Tower Holdings of Delaware, LLC
First Tower is a multiline specialty finance company based in Flowood, Mississippi with over 170 branch offices.
On June 15, 2012, we acquired 80.1% of First Tower, LLC businesses for $110,200 in cash and 14,518,207 unregistered shares of our common stock. Based on our share price of $11.06 at the time of issuance, we acquired our 80.1% interest in First Tower for approximately $270,771. As consideration for our investment, First Tower Delaware, which is 100% owned by us, recorded a secured revolving credit facility to us of $244,760 and equity of $43,193. First Tower Delaware owns 80.1% of First Tower Holdings LLC, the holding company of First Tower. The assets of First Tower acquired include, among other things, the subsidiaries owned by First Tower, which hold finance receivables, leaseholds, and tangible property associated with First Tower’s businesses. During the three months ended December 31, 2012, we funded an additional $20,000 of senior secured debt to support seasonally high demand during the holiday season. During the three months ended June 30, 2012, we received $8,075 in structuring fee income. During the three months ended December 31, 2013, we funded an additional $10,000 to again support seasonal demand. We received $8,000 of structuring fees related to the renegotiation and expansion of First Tower’s revolver with a third party which was recognized as other income during the nine months ended March 31, 2014. As of December 31, 2013, First Tower had total assets of approximately $652,264 including $421,338 of finance receivables net of unearned charges. As of March 31, 2014, First Tower’s total debt outstanding to parties senior to us was $271,759.
Due to improved operating results, the Board of Directors increased the fair value of our investment in First Tower to $330,563 as of March 31, 2014, a premium of $12,610 from its amortized cost, compared to the $9,869 unrealized depreciation recorded at June 30, 2013.
NPH Property Holdings, LLC
NPH is a holding company that owns 100% of the common stock of National Property Holdings Corp. (“NPHC”) and 100% of the membership units of NPH Property Holdings II, LLC (“NPH II”). NPHC is a Maryland corporation that intends to qualify to be a REIT for federal income tax purposes. NPHC was formed to hold for investment, operate, finance, lease, manage and sell a portfolio of real estate assets. NPH II is a Delaware single member limited liability company structured to enable Prospect to invest in peer-to-peer loans. As of March 31, 2014, we own 100% of the fully-diluted common equity of NPH.
During the nine months ended March 31, 2014, we provided $24,700 and $4,725 of debt and equity financing, respectively, to NPH for the acquisition of certain properties. The eight investments transferred to NPHC from APHC consisted of $79,309 and $16,315 of debt and equity financing, respectively. There was no gain or loss realized on these transactions.
As of March 31, 2014, NPHC’s real estate portfolio was comprised of nine multi-family properties and one commercial property. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties:

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	146 Forest Parkway	Forest Park, GA	10/24/2012	$7,400	$—
2	Bexley	Marietta, GA	11/1/2013	30,600	22,497
3	St. Marin(1)	Coppell, TX	11/19/2013	73,078	53,863
4	Mission Gate(1)	Plano, TX	11/19/2013	47,621	36,148
5	Vinings Corner(1)	Smyrna, GA	11/19/2013	35,691	26,640
6	Central Park(1)	Altamonte Springs, FL	11/19/2013	36,590	27,471
7	City West(1)	Orlando, FL	11/19/2013	23,562	18,533
8	Matthews Reserve(1)	Matthews, NC	11/19/2013	22,063	17,571
9	Indigo	Jacksonville, FL	12/31/2013	38,000	28,500
10	Island Club	Atlantic Beach, FL	1/31/2014	13,025	9,118
				$327,630	$240,341
(1)These properties comprise the Oxford Portfolio.
The Board of Directors set the fair value of our investment in NPH at $124,213 as of March 31, 2014, a discount of $1,268 from its amortized cost.
UPH Property Holdings, LLC
UPH is a holding company that owns 100% of the common stock of United Property Holdings Corp. (“UPHC”). UPHC is a Delaware limited liability company that intends to qualify to be a REIT for federal income tax purposes. UPHC was formed to hold for investment, operate, finance, lease, manage and sell a portfolio of real estate assets. As of March 31, 2014, we own 100% of the fully-diluted common equity of UPH.
The six investments transferred to UPHC from APHC consisted of $18,855 and $3,707 of debt and equity financing, respectively. There was no gain or loss realized on these transactions.

As of March 31, 2014, UPHC’s real estate portfolio was comprised of six multi-family properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties:

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
(1)These properties comprise the Stonemark Portfolio.
The Board of Directors set the fair value of our investment in UPH at $24,419 as of March 31, 2014, a premium of $1,685 from its amortized cost.
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
On December 31, 2012, Valley Electric Holdings II, Inc., a wholly-owned subsidiary of Valley Electric Holdings I, Inc., and management acquired 100% of the outstanding shares of Valley Electric Company of Mount Vernon, Inc. We funded the recapitalization of Valley Electric with $42,572 of debt and $9,526 of equity financing. Through the recapitalization, we acquired a controlling interest in Valley Electric for $7,449 in cash and 4,141,547 unregistered shares of our common stock. As of March 31, 2014, we control 96.3% of the common equity.
Due to soft operating results, the Board of Directors decreased the fair value of our investment in Valley Electric to $35,761 as of March 31, 2014, a discount of $20,282 from its amortized cost, compared to being valued at cost at June 30, 2013.
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
The Board of Directors set the fair value of our investment in Wolf at $3,759 as of March 31, 2014, a discount of $4,282 from its amortized cost, compared to the $3,091 unrealized depreciation recorded at June 30, 2013.

Equity positions in the portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results. Seven of our controlled companies, AIRMALL, Ajax, Boxercraft, First Tower, Gulf Coast, NMMB and Valley Electric, experienced such volatility and experienced fluctuations in valuations during the nine months ended March 31, 2014. See above for discussion regarding the fluctations in AIRMALL, Ajax, First Tower, and Valley Electric. The value of Boxercraft decreased to $3,337 as of March 31, 2014, a discount of $13,812 to its amortized cost, compared to the $7,375 unrealized depreciation recorded at June 30, 2013 due to a decline in operating results. The value of Gulf Coast decreased to $11,842 as of March 31, 2014, a discount of $31,608 to its amortized cost, compared to the $9,241 unrealized depreciation recorded at June 30, 2013 due to a decline in operating results. The value of NMMB decreased to $9,715 as of March 31, 2014, a discount of $13,485 to its amortized cost, compared to the $10,051 unrealized depreciation recorded at June 30, 2013 due to a decline in operating results. Eight of the other controlled investments have been valued at discounts to the original investment. Nine of the other control investments are valued at the original investment amounts or higher. Overall, at March 31, 2014, control investments are valued at $96,149 below their amortized cost.
We hold one affiliate investments at March 31, 2014. None of our affiliate portfolio companies experienced a significant change in valuation during the nine months ended March 31, 2014 due to declining operating results.
With the non-control/non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is generally limited on the high side to each loan’s par value, plus any prepayment premia that could be imposed. Many of the debt investments in this category have not experienced a significant change in value, as they were previously valued at or near par value. Non-control/non-affiliate investments did not experience significant changes in valuation and are generally performing as expected or better than expected. Three of our Non-control/non-affiliate investments, New Century Transportation, Inc. ("NCT"), Stryker Energy, LLC (“Stryker”) and Wind River Resources Corporation (“Wind River”), are valued at a discount to amortized cost due to a decline in the operating results of the operating companies from those originally underwritten. Overall, at March 31, 2014, other non-control/non-affiliate investments are valued at $48,982 above their amortized cost, excluding our investments in NCT, Stryker and Wind River, as the remaining companies are generally performing as or better than expected.
Capitalization
Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt as of March 31, 2014 consists of: a Revolving Credit Facility availing us of the ability to borrow debt subject to borrowing base determinations; Senior Convertible Notes which we issued in December 2010, February 2011, April 2012, August 2012 and December 2012; Senior Unsecured Notes which we issued in May 2012 and March 2013; and Prospect Capital InterNotes® which we may issue from time to time. Our equity capital is comprised entirely of common equity. The following table shows the Revolving Credit Facility, Senior Convertible Notes, Senior Unsecured Notes and Prospect Capital InterNotes® maximum draw amounts and outstanding borrowings as of March 31, 2014 and June 30, 2013:

	March 31, 2014		June 30, 2013
	Maximum Draw Amount	Amount Outstanding	Maximum Draw Amount	Amount Outstanding
Revolving Credit Facility	$792,500	$729,000	$552,500	$124,000
Senior Convertible Notes	847,500	847,500	847,500	847,500
Senior Unsecured Notes	347,858	347,858	347,725	347,725
Prospect Capital InterNotes®	767,644	767,644	363,777	363,777
Total	$2,755,502	$2,692,002	$2,111,502	$1,683,002

The following table shows the contractual maturities of our Revolving Credit Facility, Senior Convertible Notes, Senior Unsecured Notes and Prospect Capital InterNotes® as of March 31, 2014:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$729,000	$—	$729,000	$—	$—
Senior Convertible Notes	847,500	—	317,500	330,000	200,000
Senior Unsecured Notes	347,858	—	—	—	347,858
Prospect Capital InterNotes®	767,644	—	5,710	381,895	380,039
Total Contractual Obligations	$2,692,002	$—	$1,052,210	$711,895	$927,897
The following table shows the contractual maturities of our Revolving Credit Facility, Senior Convertible Notes, Senior Unsecured Notes and Prospect Capital InterNotes® as of June 30, 2013:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$124,000	$—	$—	$124,000	$—
Senior Convertible Notes	847,500	—	150,000	297,500	400,000
Senior Unsecured Notes	347,725	—	—	—	347,725
Prospect Capital InterNotes®	363,777	—	—	—	363,777
Total Contractual Obligations	$1,683,002	$—	$150,000	$421,500	$1,111,502
We have and expect to continue to fund a portion of our cash needs through borrowings from banks, issuances of senior securities, including secured, unsecured and convertible debt securities, or issuances of common equity. For flexibility, we maintain a universal shelf registration statement that allows for the public offering and sale of our debt securities, common stock, preferred stock, subscription rights, and warrants and units to purchase such securities in an amount up to $5,000,000 less issuances to date. As of March 31, 2014, we can issue up to $4,097,491 of additional debt and equity securities in the public market under this shelf registration. We may from time to time issue securities pursuant to the shelf registration statement or otherwise pursuant to private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.
Revolving Credit Facility
On March 27, 2012, we closed on an expanded five-year $650,000 revolving credit facility with a syndicate of lenders through PCF (the “2012 Facility”). The lenders have extended commitments of $792,500 under the 2012 Facility as of March 31, 2014. The 2012 Facility includes an accordion feature which allows commitments to be increased up to $1,000,000 in the aggregate. The revolving period of the 2012 Facility extends through March 2015, with an additional two year amortization period (with distributions allowed) after the completion of the revolving period. During such two year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the two year amortization period, the remaining balance will become due, if required by the lenders.
The 2012 Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The 2012 Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the 2012 Facility. The 2012 Facility also requires the maintenance of a minimum liquidity requirement. At March 31, 2014, we were in compliance with the applicable covenants.

Interest on borrowings under the 2012 Facility is one-month Libor plus 275 basis points with no minimum Libor floor. Additionally, the lenders charge a fee on the unused portion of the 2012 Facility equal to either 50 basis points, if at least half of the credit facility is drawn, or 100 basis points otherwise. The 2012 Facility requires us to pledge assets as collateral in order to borrow under the credit facility. As of March 31, 2014 and June 30, 2013, we had $792,500 and $473,508, respectively, available to us for borrowing under the 2012 Facility, of which the amount outstanding was $729,000 and $124,000, respectively. As additional eligible investments are transferred to PCF and pledged under the 2012 Facility, PCF will generate additional availability up to the current commitment amount of $792,500. At March 31, 2014, the investments used as collateral for the 2012 Facility had an aggregate fair value of $1,488,222, which represents 23.7% of our total investments and money market funds. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and as such, these investments are not available to our general creditors. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the 2012 Facility, we incurred $13,616 of fees, including $1,319 of fees carried over from the previous facility, which are being amortized over the term of the facility in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $5,876 remains to be amortized and is included within deferred financing costs on the Consolidated Statements of Assets and Liabilities as of March 31, 2014.
During the three months ended March 31, 2014 and March 31, 2013, we recorded $3,243 and $2,305, respectively, of interest costs, unused fees and amortization of financing costs on the 2012 Facility as interest expense. During the nine months ended March 31, 2014 and March 31, 2013, we recorded $8,319 and $6,700, respectively, of interest costs, unused fees and amortization of financing costs on the 2012 Facility as interest expense.
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

	2015 Notes	2016 Notes	2017 Notes	2018 Notes	2019 Notes
Initial conversion rate(1)	88.0902	78.3699	85.8442	82.3451	79.7766
Initial conversion price	$11.35	$12.76	$11.65	$12.14	$12.54
Conversion rate at March 31, 2014(1)(2)	89.0157	79.3176	86.1162	82.8631	79.7863
Conversion price at March 31, 2014(2)(3)	$11.23	$12.61	$11.61	$12.07	$12.53
Last conversion price calculation date	12/21/2013	2/18/2014	4/16/2013	8/14/2013	12/21/2013
Dividend threshold amount (per share)(4)	$0.101125	$0.101150	$0.101500	$0.101600	$0.110025

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Senior Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at March 31, 2014 was calculated on the last anniversary of the issuance and will be adjusted again on the next anniversary, unless the exercise price shall have changed by more than 1% before the anniversary.

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
Upon conversion, unless a holder converts after a record date for an interest payment but prior to the corresponding interest payment date, the holder will receive a separate cash payment with respect to the notes surrendered for conversion representing accrued and unpaid interest to, but not including, the conversion date. Any such payment will be made on the settlement date applicable to the relevant conversion on the Senior Convertible Notes.
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
In connection with the issuance of the Senior Convertible Notes, we incurred $27,030 of fees which are being amortized over the terms of the notes, of which $16,862 remains to be amortized and is included within deferred financing costs on the Consolidated Statements of Assets and Liabilities as of March 31, 2014.

During the three months ended March 31, 2014 and March 31, 2013, we recorded $13,378 and $13,299, respectively, of interest costs and amortization of financing costs on the Senior Convertible Notes as interest expense. During the nine months ended March 31, 2014 and March 31, 2013, we recorded $40,048 and $32,529, respectively, of interest costs and amortization of financing costs on the Senior Convertible Notes as interest expense.
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
In connection with the issuance of the Senior Unsecured Notes, we incurred $7,364 of fees which are being amortized over the term of the notes, of which $6,595 remains to be amortized and is included within deferred financing costs on the Consolidated Statements of Assets and Liabilities as of March 31, 2014.
During the three months ended March 31, 2014 and March 31, 2013, we recorded $5,591 and $2,466, respectively, of interest costs and amortization of financing costs on the Senior Unsecured Notes as interest expense. During the nine months ended March 31, 2014 and March 31, 2013, we recorded $16,764 and $6,087, respectively, of interest costs and amortization of financing costs on the Senior Unsecured Notes as interest expense.
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
During the nine months ended March 31, 2014, we issued $407,208 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $400,062. These notes were issued with stated interest rates ranging from 3.75% to 6.75% with a weighted average interest rate of 5.14%. These notes mature between October 15, 2016 and October 15, 2043. Below is a summary of the Prospect Capital InterNotes® issued during the nine months ended March 31, 2014:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$5,710	4.00%	4.00%	October 15, 2016 – October 15, 2016
3.5	3,149	4.00%	4.00%	April 15, 2017 – April 15, 2017
4	36,992	3.75%–4.00%	3.96%	November 15, 2017 – March 15, 2018
5	195,965	4.75%–5.00%	4.96%	July 15, 2018 – August 15, 2019
5.5	43,820	4.75%–5.00%	4.77%	February 15, 2019 – August 15, 2019
6.5	1,800	5.50%	5.50%	February 15, 2020 – February 15, 2020
7	47,227	5.25%–5.75%	5.50%	July 15, 2020 – March 15, 2021
7.5	1,996	5.75%	5.75%	February 15, 2021 – February 15, 2021
10	13,691	5.75%–6.50%	6.02%	January 15, 2024 – March 15, 2024
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	2,495	6.00%	6.00%	August 15, 2028 – November 15, 2028
18	4,062	6.00%–6.25%	6.21%	July 15, 2031 – August 15, 2031
20	2,791	6.00%	6.00%	September 15, 2033 – October 15, 2033
25	24,382	6.25%–6.50%	6.45%	August 15, 2038 – March 15, 2039
30	20,150	6.50%–6.75%	6.60%	July 15, 2043 – October 15, 2043
	$407,208
During the nine months ended March 31, 2014, we repaid $3,341 aggregate principal amount of our Prospect Capital InterNotes® in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. Below are the Prospect Capital InterNotes® outstanding as of March 31, 2014:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$5,710	4.00%	4.00%	October 15, 2016 – October 15, 2016
3.5	3,149	4.00%	4.00%	April 15, 2017 – April 15, 2017
4	36,992	3.75%–4.00%	3.96%	November 15, 2017 – March 15, 2018
5	195,965	4.75%–5.00%	4.96%	July 15, 2018 – August 15, 2019
5.5	43,820	4.75%–5.00%	4.77%	February 15, 2019 – August 15, 2019
6.5	1,800	5.50%	5.50%	February 15, 2020 – February 15, 2020
7	241,961	4.00%–6.55%	5.40%	June 15, 2019 – March 15, 2021
7.5	1,996	5.75%	5.75%	February 15, 2021 – February 15, 2021
10	31,793	3.23%–7.00%	6.32%	March 15, 2022 – March 15, 2024
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	17,495	5.00%–6.00%	5.14%	May 15, 2028 – November 15, 2028
18	25,625	4.125%–6.25%	5.49%	December 15, 2030 – August 15, 2031
20	5,897	5.625%–6.00%	5.84%	November 15, 2032 – October 15, 2033
25	24,382	6.25%–6.50%	6.45%	August 15, 2038 – March 15, 2039
30	128,081	5.50%–6.75%	6.23%	November 15, 2042 – October 15, 2043
	$767,644
In connection with the issuance of the Prospect Capital InterNotes®, we incurred $18,662 of fees which are being amortized over the term of the notes, of which $17,609 remains to be amortized and is included within deferred financing costs on the Consolidated Statements of Assets and Liabilities as of March 31, 2014.
During the three months ended March 31, 2014 and March 31, 2013, we recorded $9,535 and $2,784, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense. During the nine months ended March 31, 2014 and March 31, 2013, we recorded $23,279 and $5,463, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.

Net Asset Value
During the nine months ended March 31, 2014, we issued $947,394 of additional equity, net of underwriting and offering costs, by issuing 85,662,896 shares of our common stock. The following table shows the calculation of net asset value per share as of March 31, 2014 and June 30, 2013:

	March 31, 2014	June 30, 2013
Net assets	$3,561,376	$2,656,494
Shares of common stock issued and outstanding	333,499,861	247,836,965
Net asset value per share	$10.68	$10.72
Results of Operations
Net increase in net assets resulting from operations for the three months ended March 31, 2014 and March 31, 2013 was $82,101 and $44,429, respectively, representing $0.26 and $0.20 per weighted average share, respectively. This increase is primarily due to a $15,861, or $0.04 per weighted average share, increase in other income primarily due to structuring fees from originations in Harbortouch, IWCO, and Progrexion, and a $7,507, or $0.02 per weighted average share, increase in dividend income primarily from our investments in Credit Central and Nationwide.
Net increase in net assets resulting from operations for the nine months ended March 31, 2014 and March 31, 2013 was $247,363 and $138,167, respectively, representing $0.86 and $0.71 per weighted average share, respectively. The increase is primarily due to a $68,949, or $0.40 per weighted average share, favorable decrease in our net realized losses and net change in unrealized depreciation on investments. (See Net Realized Losses and Net Decrease in Net Assets from Changes in Unrealized Depreciation.) The favorable decrease in realized losses and unrealized depreciation is partially offset by a $0.24 per weighted average share decline in net investment income primarily due to a decrease in dividend income from our investment in Energy Solutions, a decrease in the average rate of interest earned on investments, and an increase in interest expense due to additional debt financing. (See Investment Income for further discussion of dividend income.)
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
Investment income, which consists of interest income, including accretion of loan origination fees and prepayment penalty fees, dividend income and other income, including settlement of net profits interests, overriding royalty interests and structuring fees, was $190,327 and $120,195 for the three months ended March 31, 2014 and March 31, 2013, respectively. Investment income was $529,451 and $409,866 for the nine months ended March 31, 2014 and March 31, 2013, respectively. During the three and nine months ended March 31, 2014, the increase in investment income is primarily the result of a larger income producing portfolio.

The following table describes the various components of investment income and the related levels of debt investments:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Interest income	$156,376	$109,612	$441,900	$304,788
Dividend income	7,590	83	23,571	68,246
Other income	26,361	10,500	63,980	36,832
Total investment income	$190,327	$120,195	$529,451	$409,866

Average debt principal of performing investments	$4,976,702	$3,114,965	$4,541,874	$2,595,767
Weighted average interest rate earned on performing assets	12.76%	14.23%	12.85%	15.48%
Average interest income producing assets have increased from $3,114,965 for the three months ended March 31, 2013 to $4,976,702 for the three months ended March 31, 2014. The average yield on interest bearing performing assets decreased from 14.2% for the three months ended March 31, 2013 to 12.8% for the three months ended March 31, 2014. Average interest income producing assets have increased from $2,595,767 for the nine months ended March 31, 2013 to $4,541,874 for the nine months ended March 31, 2014. The average yield on interest bearing performing assets decreased from 15.5% for the nine months ended March 31, 2013 to 12.8% for the nine months ended March 31, 2014. The decrease in annual returns during the comparable period is primarily due to a decline in prepayment penalty income driven by a $12,140 decrease in the make-whole fees we received from Energy Solutions. The decrease in our current yield is also the result of senior secured loan refinancing activity that took place in the leveraged loan market and within our CLO portfolios during the first half of calendar year 2013, and to a lesser extent, originations at lower rates than our average existing portfolio yield. Excluding these adjustments for make whole fees and CLO portfolio returns, our annual return would have been 13.0% and 13.1% for both the three and nine months ended March 31, 2013, respectively.
Investment income is also generated from dividends and other income. Dividend income increased by $7,507 for the three months ended March 31, 2014 in comparison to the three months ended March 31, 2013. The increase in dividend income is primarily attributed to dividends of $5,000 and $2,000 received from our investments in Nationwide and Credit Central. The dividends received include distributions as part of follow-on financings in March 2014 for which we provided an additional $6,500 of financing. We also received a $500 dividend from our investment in CCPI. No dividends were received from these investments during the three months ended March 31, 2013.
Dividend income decreased from $68,246 for the nine months ended March 31, 2013 to $23,571 for the nine months ended March 31, 2014. The decrease in dividend income is primarily attributed to a $53,820 decrease in the level of dividends received from our investment in Energy Solutions. The sale of Gas Solutions by Energy Solutions resulted in significant earnings and profits, as defined by the Internal Revenue Code, at Energy Solutions for calendar year 2012. As a result, we received dividends from Energy Solutions of $53,820 during the nine months ended March 31, 2013. No such dividends were received during the nine months ended March 31, 2014 related to our investment in Energy Solutions. The decrease in dividend income is also attributed to a $10,196 decrease in the level of dividends received from our investment in R-V. We received dividends from R-V of $1,026 and $11,222 during the nine months ended March 31, 2014 and March 31, 2013, respectively. The $11,222 of dividends received from R-V during the nine months ended March 31, 2013 include a $11,073 distribution as part of R-V’s recapitalization in November 2012 for which we provided an additional $9,500 of senior secured financing. The decrease in dividend income is further attributed to a $2,945 decrease in dividends received from our investment in AGC. We received dividends of $2,945 from AGC during the nine months ended March 31, 2013. No such dividends were received during the nine months ended March 31, 2014 related to our investment in AGC. The decrease in dividend income was partially offset by dividends of $12,000, $5,000 and $5,000 received from our investments in AIRMALL, Credit Central and Nationwide, respectively, during the nine months ended March 31, 2014. The dividends received from Credit Central and Nationwide include distributions as part of follow-on financings in March 2014 for which we provided an additional $6,500 of financing, as discussed above. No dividends were received from AIRMALL, Credit Central or Nationwide during the nine months ended March 31, 2013.
Other income has come primarily from structuring fees, overriding royalty interests, and settlement of net profits interests. Comparing the three months ended March 31, 2013 to the three months ended March 31, 2014, income from other sources increased from $10,500 to $26,361. This $15,861 increase is primarily due to a $15,104 increase in structuring fees. During the three months ended March 31, 2014, we recognized structuring fees of $24,659 resulting from follow-on investments and new originations, primarily from our investments in Broder, Echelon, Harbortouch, IWCO, Progrexion, and USES. During the three months ended March 31, 2013, we received $9,555 of structuring fees primarily related to our investments in Broder, Cinedigm, Capstone and USC.

Comparing the nine months ended March 31, 2013 to the nine months ended March 31, 2014, income from other sources increased from $36,832 to $63,980. This $27,148 increase is primarily due to an $18,844 increase in structuring fees, $5,000 of legal cost reimbursement from a litigation settlement, which has been expensed in prior quarters, and a $2,195 increase in royalty interests from our controlled investments, particularly APH, Credit Central, First Tower and Nationwide. During the nine months ended March 31, 2014 and March 31, 2013, we recognized structuring fees of $52,672 and $33,828, respectively, from new originations, restructurings and follow-on investments. Included within the $52,672 of structuring fees recognized during the nine months ended March 31, 2014, is an $8,000 fee from First Tower Delaware related to the renegotiation and expansion of First Tower’s third party revolver for which a fee was received in December 2013. The remaining $44,672 of structuring fees recognized during the nine months ended March 31, 2014, resulted from follow-on investments and new originations, primarily from our investments in APH, Broder, Echelon, Harbortouch, IWCO and Progrexion. During the nine months ended March 31, 2013, we recognized structuring fees of $33,828 primarily from our investments in Arctic, Broder, Interdent and USC.
Operating Expenses
Our primary operating expenses consist of investment advisory fees (base management and income incentive fees), borrowing costs, legal and professional fees and other operating and overhead-related expenses. These expenses include our allocable portion of overhead under the Administration Agreement with Prospect Administration under which Prospect Administration provides administrative services and facilities for us. Our investment advisory fees compensate Prospect Capital Management (the “Investment Adviser”) for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions. Operating expenses were $91,804 and $60,610 for the three months ended March 31, 2014 and March 31, 2013, respectively, or approximately $0.29 and $0.27 per weighted average share outstanding, respectively. Operating expenses were $256,376 and $177,038 for the nine months ended March 31, 2014 and March 31, 2013, respectively, or approximately $0.89 and $0.91 per weighted average share outstanding, respectively.
The base management fee was $28,709 and $18,966 for the three months ended March 31, 2014 and March 31, 2013, respectively. This $9,743 increase is directly related to our growth in total assets. For the three months ended March 31, 2014 and March 31, 2013, we incurred $24,631 and $14,896, respectively, of income incentive fees. The $9,735 increase in the income incentive fee for the respective three-month period is driven by a $48,673 increase in pre-incentive fee net investment income from $74,481 for the three months ended March 31, 2013 to $123,154 for the three months ended March 31, 2014, primarily due to an increase in net investment income before incentive fees from a larger asset base.
The base management fee was $76,829 and $48,500 for the nine months ended March 31, 2014 and March 31, 2013, respectively. This $28,329 increase is directly related to our growth in total assets. For the nine months ended March 31, 2014 and March 31, 2013, we incurred $68,269 and $58,207, respectively, of income incentive fees. The $10,062 increase in the income incentive fee for the respective nine-month period is driven by a $50,309 increase in pre-incentive fee net investment income from $291,035 for the nine months ended March 31, 2013 to $341,344 for the nine months ended March 31, 2014, primarily due to an increase in interest income from a larger asset base and partially offset by a decrease in dividend income from Energy Solutions. (See Investment Income.) No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
During the three months ended March 31, 2014 and March 31, 2013, we incurred $31,747 and $20,854, respectively, of expenses related to our 2012 Facility, Prospect Capital InterNotes®, Senior Unsecured Notes and Senior Convertible Notes. During the nine months ended March 31, 2014 and March 31, 2013, we incurred $88,410 and $50,779, respectively, of expenses related to our 2012 Facility, Prospect Capital InterNotes®, Senior Unsecured Notes and Senior Convertible Notes. These expenses are related directly to the leveraging capacity put into place for each of those periods and the levels of indebtedness actually undertaken in those periods. The table below describes the various expenses of our 2012 Facility, Prospect Capital InterNotes®, Senior Unsecured Notes and Senior Convertible Notes and the related indicators of leveraging capacity and indebtedness during these periods.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Interest on borrowings	$27,206	$17,311	$75,826	$40,921
Amortization of deferred financing costs	2,857	2,162	7,943	5,886
Commitment and other fees	1,684	1,381	4,641	3,972
Total	$31,747	$20,854	$88,410	$50,779

Weighted-average debt outstanding	$1,920,717	$1,178,121	$1,753,868	$925,652
Weighted-average interest rate	5.69%	6.61%	5.77%	6.74%
Weighted-average interest rate including amortization of deferred financing costs	6.27%	7.34%	6.36%	7.59%
2012 Facility amount at beginning of period	$650,000	$552,500	$552,500	$492,500
The increase in interest expense for the three and nine months ended March 31, 2014 is primarily due to the issuance of additional Prospect Capital InterNotes®, the 2023 Notes and the 2019 Notes for which we incurred an incremental $9,487 and $33,025 of collective interest expense, respectively. The weighted average interest rate on borrowings (excluding amortization and undrawn facility fees) decreased from 6.61% to 5.69% for the three months ended March 31, 2013 and March 31, 2014, respectively. The weighted average interest rate on borrowings (excluding amortization and undrawn facility fees) decreased from 6.74% to 5.77% for the nine months ended March 31, 2013 and March 31, 2014, respectively. This decrease is primarily due to issuances of our Prospect Capital InterNotes® at lower coupon rates. The weighted average interest rate on our Prospect Capital InterNotes® decreased from 5.84% as of March 31, 2013 to 5.38% as of March 31, 2014.
The allocation of overhead expense from Prospect Administration was $3,986 and $2,957 for the three months ended March 31, 2014 and March 31, 2013, respectively. The allocation of overhead expense from Prospect Administration was $11,958 and $7,280 for the nine months ended March 31, 2014 and March 31, 2013, respectively. As our portfolio continues to grow, we expect Prospect Administration to continue to increase the size of its administrative and financial staff.
Excise tax was $1,000 for the three months ended March 31, 2014 and March 31, 2013. Excise tax was $3,000 and $5,500 for the nine months ended March 31, 2014 and March 31, 2013, respectively. As of March 31, 2014, we have $5,000 accrued as an estimate of the excise tax due for continuing to retain a portion of our annual taxable income for the calendar years ending December 31, 2013 and December 31, 2014.
Total operating expenses, net of investment advisory fees, interest and credit facility expenses, allocation of overhead from Prospect Administration, and excise tax (“Other Operating Expenses”) were $1,731 and $1,937 for the three months ended March 31, 2014 and March 31, 2013, respectively, holding consistent at approximately $0.01 per weighted average share outstanding. Other Operating Expenses were $7,910 and $6,772 for the nine months ended March 31, 2014 and March 31, 2013 respectively. The increase of $1,138, representing approximately $0.01 per weighted average share outstanding, is primarily due to an increase in our investor relations expense which is included within other general and administrative expenses. Investor relations expense increased due to increased proxy costs incurred for our larger investor base.
Net Investment Income
Net investment income represents the difference between investment income and operating expenses. Our net investment income was $98,523 and $59,585 for the three months ended March 31, 2014 and March 31, 2013, respectively, or $0.31 per weighted average share and $0.26 per weighted average share, respectively. The $38,938, or $0.05 per weighted average share, increase in net investment income is primarily due to a $15,861, or $0.04 per weighted average share, increase in other income primarily due to structuring fees from originations and a $7,507, or $0.02 per weighted average share, increase in dividend income primarily from our investments in Credit Central and Nationwide. These increase were partially offset by a $10,893, or $0.01 per weighted average share, increase in interest expense due to additional debt financing

Net investment income was $273,075 and $232,828 for the nine months ended March 31, 2014 and March 31, 2013, respectively, or $0.95 per weighted average share and $1.20 per weighted average share, respectively. The $40,247 increase for the nine months ended March 31, 2014 is primarily the result of a $119,585 increase in investment income partially offset by a $79,338 increase in operating expenses. The $119,585 increase in investment income is primarily due to a larger income producing portfolio and increased structuring fees from originations, partially offset by a decrease in the level of dividends received from our investment in ESHI. The $79,338 increase in operating expenses is primarily due to a $38,391 increase in advisory fees due to the growing size of our portfolio and related income and $37,631 of additional interest and credit facility expenses as we maintain consistent leverage on our growing portfolio. The $0.24 per weighted average share decrease in net investment income for the nine months ended March 31, 2014 is primarily due to a $0.27 per weighted average share decrease in dividend income primarily due to a decline in the level of dividends received from our investment in Energy Solutions. (See Investment Income.)
Net Realized Losses
Net realized losses were $1,600 and $6,014 for the three months ended March 31, 2014 and March 31, 2013, respectively. The net realized loss of $1,600 for the three months ended March 31, 2014 was due primarily to a $1,588 realized loss from the sale of our loan receivable in ICON at a discount. The net realized loss for the three months ended March 31, 2013 was due primarily to the sale of our investment in Meatco for which we realized a loss of $10,814. This loss was partially offset by a $900 gain we recognized on the partial sale of our equity investment in C&H and a distribution of $3,250 related to our investment in NRG Manufacturing, Inc. for which we realized a gain of the same amount.
Net realized losses were $3,482 and $12,362 for the nine months ended March 31, 2014 and March 31, 2013, respectively. The net realized loss of $3,482 for nine months ended March 31, 2014 was due primarily to the $7,853 and $1,588 realized losses related to the sale of our loan receivables in NBS and ICON at discounts, respectively. These losses were partially offset by a $3,252 gain realized from the release of escrowed amounts to us related to our investment in NRG and a $1,183 gain realized when the subordinated notes from Apidos VIII were called in October 2013. The net realized loss for the nine months ended March 31, 2013 was primarily due to the sale of Meatco, the other-than-temporary impairment of ICS, sale of our equity investments in C&H, Northwestern and Shearer’s, distributions received from escrow receivable accounts, primarily NRG, and the sale of our common stock in Iron Horse for which we realized a gain of $1,772.
Net Decrease in Net Assets from Changes in Unrealized Depreciation
Net decrease in net assets from changes in unrealized depreciation was $14,822 and $9,142 for the three months ended March 31, 2014 and March 31, 2013, respectively. The variability in results is primarily due to the valuation of equity positions in our portfolio susceptible to significant changes in value, both increases as well as decreases, due to operating results. For the three months ended March 31, 2014, the $14,822 net change in unrealized depreciation was driven by significant write-downs of our equity investments in Ajax, CCPI, Credit Central, NCT and Valley Electric. These instances of unrealized depreciation were partially offset by unrealized appreciation related to First Tower and our CLO equity investments. During the three months ended March 31, 2014, we partially sold our debt investment in ICON at a discount and realized a loss of $1,588, reducing the amount previously recorded unrealized depreciation. Included within the change in net unrealized appreciation of $14,822 for the three months ended March 31, 2014 is $2,880 of unrealized appreciation resulting from the partial sale of ICON.
Net decrease in net assets from changes in unrealized depreciation was $22,230 and $82,299 for the nine months ended March 31, 2014 and March 31, 2013, respectively. The variability in results is primarily due to the valuation of equity positions in our portfolio susceptible to significant changes in value, both increases as well as decreases, due to operating results. For the nine months ended March 31, 2014, the $22,230 net change in unrealized depreciation was driven by significant write-downs of our equity investments in AIRMALL, Ajax, Boxercraft, Gulf Coast, NCT and Valley Electric. These instances of unrealized depreciation were partially offset by unrealized appreciation in First Tower and our CLO equity investments.
Financial Condition, Liquidity and Capital Resources
For the nine months ended March 31, 2014 and March 31, 2013, our operating activities used $1,547,961 and $1,408,273 of cash, respectively. There were no investing activities for the nine months ended March 31, 2014 and March 31, 2013. Financing activities provided $1,619,693 and $1,565,137 of cash during the nine months ended March 31, 2014 and March 31, 2013, respectively, which included dividend payments of $268,028 and $166,084, respectively.
Our primary uses of funds have been to continue to invest in portfolio companies, through both debt and equity investments, repay outstanding borrowings and to make cash distributions to holders of our common stock.

Our primary sources of funds have been issuances of debt and equity. We have and may continue to fund a portion of our cash needs through borrowings from banks, issuances of senior securities or secondary offerings. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the nine months ended March 31, 2014, we borrowed $986,500 and made repayments totaling $381,500 under our Revolving Credit Facility. As of March 31, 2014, we had $729,000 outstanding on our Revolving Credit Facility, $847,500 outstanding on our Senior Convertible Notes, Senior Unsecured Notes with a carrying value of $347,858 and $767,644 outstanding on our Prospect Capital InterNotes®. (See Capitalization.)
Undrawn committed revolvers to our portfolio companies incur commitment fees ranging from 0.00% to 2.00%. As of March 31, 2014 and June 30, 2013, we have $267,761 and $202,518 of undrawn revolver commitments to our portfolio companies, respectively.
On October 15, 2013, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $4,097,491 of additional debt and equity securities in the public market as of March 31, 2014.
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
On November 5, 2013, we entered into an ATM Program with Barclays Capital, Goldman Sachs, KeyBanc Capital Markets, and RBC Capital Markets through which we could sell, by means of at-the-market offerings from time to time, up to 50,000,000 shares of our common stock. During the period from November 12, 2013 to February 5, 2014, we sold 27,301,889 shares of our common stock at an average price of $11.25 per share, and raised $307,045 of gross proceeds, under the ATM Program. Net proceeds were $303,540 after commissions to the broker-dealer on shares sold and offering costs.
On February 4, 2014, we entered into an ATM Program with BMO Capital Markets, BNP Paribas, Goldman Sachs, KeyBanc Capital Markets, and UBS Investment Bank through which we could sell, by means of at-the-market offerings from time to time, up to 50,000,000 shares of our common stock. During the period from February 10, 2014 to March 31, 2014, we sold 19,095,226 shares of our common stock at an average price of $11.11 per share, and raised $212,155 of gross proceeds, under the ATM Program. Net proceeds were $209,953 after commissions to the broker-dealer on shares sold and offering costs. See Recent Developments for issuances under the ATM Program subsequent to March 31, 2014.
Off-Balance Sheet Arrangements
At March 31, 2014, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than those which originate from 1) the investment advisory and management agreement and the administration agreement and 2) the portfolio companies.
Recent Developments
During the period from April 1, 2014 to May 5, 2014, we issued $50,784 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $49,797. In addition, we sold $15,770 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $15,454 with expected closing on May 8, 2014. In conjunction with the debt issuance on April 7, 2014 (see below), $45,000 of Prospect Capital InterNotes® were converted into 5.00% 2019 Notes. On April 15, 2014, we repaid $258 aggregate principal amount of our Prospect Capital InterNotes® in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus.
During the period from April 1, 2014 to May 2, 2014, we sold 7,711,389 shares of our common stock at an average price of $10.91 per share, and raised $84,145 of gross proceeds, under the ATM Program. Net proceeds were $83,501 after commissions to the broker-dealer on shares sold and offering costs.

On April 7, 2014, we issued $300,000 aggregate principal amount of senior unsecured notes that mature on July 15, 2019 (the “5.00% 2019 Notes”). Included in the issuance is $45,000 of Prospect Capital InterNotes® that was converted into the 5.00% 2019 Notes. The 5.00% 2019 Notes bear interest at a rate of 5.00% per year, payable semi-annually on January 15 and July 15 of each year, beginning July 15, 2014. Total proceeds from the issuance of the 5.00% 2019 Notes, net of underwriting discounts and offering costs, were $250,775.
On April 8, 2014, we provided $59,000 of senior secured financing, of which $54,000 was funded at closing, to support the recapitalization of Ark-La-Tex Wireline Services, LLC and affiliates (“AWS”), a provider of cased hole wireline and related completion-stage services in connection with oil and gas production.
On April 8, 2014, we refinanced our existing $15,000 subordinated loan to Pelican Products, Inc., making a new debt investment. Concurrent with the refinancing, we received repayment of the $15,000 loan previously outstanding.
On April 11, 2014, we made an investment of $21,685 to purchase 52.87% of the subordinated notes in Washington Mill CLO Ltd.
On April 11, 2014, we issued $400,000 aggregate principal amount of senior convertible notes that mature on April 15, 2020 (the “2020 Notes”), unless previously converted or repurchased in accordance with their terms. The 2020 Notes bear interest at a rate of 4.75% per year, payable semi-annually on April 15 and October 15 each year, beginning October 15, 2014. Total proceeds from the issuance of the 2020 Notes, net of underwriting discounts and offering costs, were $387,500.
On April 14, 2014, we made an investment of $38,220 to purchase 78.37% of the subordinated notes in Halcyon Loan Advisors Funding 2014-2 Ltd.
On April 16, 2014, we announced the then current conversion rate on the 2017 Notes as 86.9430 shares of common stock per $1 principal amount of the 2017 Notes converted, which is equivalent to a conversion price of approximately $11.50.
On April 17, 2014, we issued 86,333 shares of our common stock in connection with the dividend reinvestment plan.
On April 21, 2014, we made an $18,250 follow-on investment in InterDent, Inc. to fund an acquisition.
On April 30, 2014, we made a $65,000 senior secured investment, of which $50,000 was funded at closing, in Fleetwash, Inc., a national provider of vehicle and facility washing services.
On May 1, 2014, Totes Isotoner Corporation repaid the $53,000 loan receivable to us.
On May 5, 2014, we invested $48,960 in cash and 1,102,313 unregistered shares of our common stock to support the recapitalization of Arctic Energy Services, LLC, an oil and gas service company based in Glenrock, Wyoming and doing business as Arctic Oilfield Services.
On May 6, 2014, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•	$0.110550 per share for October 2014 to holders of record on October 31, 2014 with a payment date of November 20, 2014;

•	$0.110575 per share for November 2014 to holders of record on November 28, 2014 with a payment date of December 18, 2014; and

•	$0.110600 per share for December 2014 to holders of record on December 31, 2014 with a payment date of January 22, 2015.
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
Reclassifications
Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the three and nine months ended March 31, 2014.
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
Basis of Consolidation
Under the 1940 Act, the regulations pursuant to Article 6 of Regulation S-X and ASC 946, Financial Services—Investment Companies (“ASC 946”), we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to us. Our consolidated financial statements include our accounts and the accounts of PCF and PSBL, our wholly-owned, closely-managed subsidiaries that are also investment companies. All intercompany balances and transactions have been eliminated in consolidation.
In connection with the SEC staff’s review of our filing on Form N-14 for the acquisition of Nicholas Financial, Inc., the staff of the SEC has asserted that some of our wholly owned companies are investment companies for accounting purposes and are required to be consolidated by us. Based on our assessment of generally accepted accounting principles (“GAAP”), we disagree with the staff’s assertion and intend to appeal to the SEC's Chief Accountant and, if necessary, the Commission itself. We do not yet know the timing of such appeal process.
The staff asserts that these wholly owned holding companies should be accounted for as investment companies. We disagree with the staff’s assertion. These companies are the holding companies through which we own and operate the underlying subsidiary operating companies engaged in a variety of industries, including manufacturing, services, real estate and consumer finance businesses. These holding companies are used for a variety of business purposes relevant to each underlying operating company, including the borrowing of structurally subordinated debt against the holding companies, which is a common private equity industry practice employed to make possible attractive financing terms for operating company debt and to achieve other important benefits, including enhanced supplier, customer, and insurance terms. We believe the consolidation position of the staff is not supported by any written guidance within existing GAAP and that it is not appropriate to account for such holding companies of the operating companies as investment companies, as these holding companies do not meet the definition of an investment company under current GAAP. In addition, current GAAP permits but does not require investment companies to consolidate other investment companies (ASC 946-810-45-2). Based on existing accounting standards, we believe the consolidated financial statements set forth herein were compiled in accordance with GAAP and fairly depict the financial condition and results of operations of the Company.
We expect the near-term resolution of the issue will result in one of the following three outcomes:

(1)	no changes to our current accounting treatment;

(2)	consolidation of such wholly-owned companies in the future for financial statement purposes but not for tax purposes; or

(3)	restatement of our prior financial statements with certain wholly-owned companies consolidated for financial statement purposes but not for tax purposes.
While the potential effect of the staff’s proposed accounting change is still being evaluated, should a restatement be required, we expect that on a historical basis such consolidation and restatement would:

(1)
increase our historical taxable net income available for distribution (as the tax status of the underlying entities will remain unchanged), which we believe is an important measure of our ability to generate recurring cash income distributions to our shareholders;

(2)	increase our historical net increase in net assets resulting from operations;

(3)
decrease our historical net investment income by the amount of interest and structuring income paid by such wholly-owned companies in excess of the amount of income that can be reported as dividend income based on taxable earnings and profits; and

(4)	decrease our historical operating expenses by any resultant decrease in income incentive fees (partially offset by any resultant increased base management fees) paid to our Investment Adviser.
We believe the proposed change advocated by the SEC in the method by which net investment income would be reported would significantly decouple net investment income from taxable income and in our opinion make net investment income a less useful metric of both our profitability and distribution requirement. If we are required to consolidate holding companies of operating companies, we expect in conjunction with such change to calculate and report a non-GAAP measure titled adjusted net investment income adding back interest payments from the holding companies that are in excess of taxable earnings and profits that would for GAAP purposes be reported as return of capital distributions, and we believe that such adjusted net investment income would be a better measure of our economic operating profit than net investment income. We expect that adjusted net investment income for prior periods would be in excess of net investment income reported in prior periods due to the reduction in income incentive fees. The amount of any change to the items above is in the process of being evaluated.
Cash and Cash Equivalents
Cash and cash equivalents include funds deposited with financial institutions and short-term, highly-liquid investments in money market funds. Cash and cash equivalents are carried at cost which approximates fair value.
Investment Classification
We are a non-diversified company within the meaning of the 1940 Act. As required by the 1940 Act, we classify our investments by level of control. As defined in the 1940 Act, "Control Investments" are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual possesses or has the right to acquire within 60 days or less, a beneficial ownership of 25% or more of the voting securities of an investee company. Under the 1940 Act, "Affiliate Investments" are defined by a lesser degree of influence and are deemed to exist through the possession outright or via the right to acquire within 60 days or less, beneficial ownership of 5% or more of the outstanding voting securities of another person. "Non-Control/Non-Affiliate Investments" are those that are neither Control Investments nor Affiliate Investments.
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
For most of our investments, market quotations are not available. With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, our Board of Directors has approved a multi-step valuation process each quarter, as described below:

1.	Each portfolio company or investment is reviewed by our investment professionals with independent valuation firms engaged by our Board of Directors;

2.	the independent valuation firms conduct independent valuations and make their own independent assessment;

3.
the Audit Committee of our Board of Directors reviews and discusses the preliminary valuation of Prospect Capital Management LLC (the “Investment Adviser”) and that of the independent valuation firms; and

4.
the Board of Directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of the Investment Adviser, the respective independent valuation firm and the Audit Committee.

Investments are valued utilizing a yield analysis, enterprise value (“EV”) analysis, net asset value analysis, liquidation analysis, discounted cash flow analysis, or a combination of methods, as appropriate. The yield analysis uses loan spreads and other relevant information implied by market data involving identical or comparable assets or liabilities. Under the EV analysis, the EV of a portfolio company is first determined and allocated over the portfolio company’s securities in order of their preference relative to one another (i.e., “waterfall” allocation). To determine the EV, we typically use a market multiples approach that considers relevant and applicable market trading data of guideline public companies, transaction metrics from precedent M&A transactions and/or a discounted cash flow analysis. The net asset value analysis is used to derive a value of an underlying investment (such as real estate property) by dividing a relevant earnings stream by an appropriate capitalization rate. For this purpose, we consider capitalization rates for similar properties as may be obtained from guideline public companies and/or relevant transactions. The liquidation analysis is intended to approximate the net recovery value of an investment based on, among other things, assumptions regarding liquidation proceeds based on a hypothetical liquidation of a portfolio company’s assets. The discounted cash flow analysis uses valuation techniques to convert future cash flows or earnings to a range of fair values from which a single estimate may be derived utilizing an appropriate discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts.

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
Our investments in CLOs are classified as ASC 820 Level 3 securities, and are valued using a discounted cash flow model. The valuations have been accomplished through the analysis of the CLO deal structures to identify the risk exposures from the modeling point of view. For each CLO security, the most appropriate valuation approach has been chosen from alternative approaches to ensure the most accurate valuation for such security. To value a CLO, both the assets and the liabilities of the CLO capital structure are modeled. We use a waterfall engine to store the collateral data, generate collateral cash flows from the assets based on various assumptions for the risk factors, and distribute the cash flows to the liability structure based on the payment priorities, and discount them back using current market discount rates. The main risk factors are: default risk, interest rate risk, downgrade risk, and credit spread risk.
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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, are likely to remain current. As of March 31, 2014, approximately 0.3% of our total assets are in non-accrual status.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. As of March 31, 2014, we have $5,000 accrued as an estimate of the excise tax due for continuing to retain a portion of our annual taxable income for the calendar years ending December 31, 2013 and December 31, 2014.
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
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of March 31, 2014 and for the three and nine months then ended, we did not have a liability for any unrecognized tax benefits. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2009 remain subject to examination by the Internal Revenue Service.
Dividends and Distributions
Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a monthly dividend or distribution is approved by our Board of Directors quarterly and is generally based upon our management’s estimate of our earnings for the quarter. Net realized capital gains, if any, are distributed at least annually.
Financing Costs
We record origination expenses related to our Revolving Credit Facility and Senior Convertible Notes, Senior Unsecured Notes and Prospect Capital InterNotes® (collectively, our “Senior Notes”), as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method for our Revolving Credit Facility and the effective interest method for our Senior Notes, over the respective expected life or maturity.
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
Per Share Information
Net increase or decrease in net assets resulting from operations per share is calculated using the weighted average number of common shares outstanding for the period presented. In accordance with ASC 946, convertible securities are not considered in the calculation of net asset value per share.
Recent Accounting Pronouncements
In June 2013, the FASB issued Accounting Standards Update 2013-08, Financial Services — Investment Companies (Topic 946) — Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). The update clarifies the approach to be used for determining whether an entity is an investment company and provides new measurement and disclosure requirements. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited. We are currently evaluating the effect the adoption of ASU 2013-08 may have on our consolidated financial statements and disclosures.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates and equity price risk. Some of the loans in our portfolio have floating interest rates.
We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the three months ended March 31, 2014, we did not engage in hedging activities.
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
There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such of these matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any such litigation as of March 31, 2014.

Item 1A. Risk Factors
The following risk factors have been revised.  There have been no material changes to any other risk factors disclosed in our most recent Form 10-K filing.
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
We acquire majority interests in operating companies engaged in a variety of industries. When we acquire these companies we generally seek to apply financial leverage to them in the form of debt. In most cases all or a portion of this debt is held by us, with the obligor being either the operating company itself, a holding company through which we own our majority interest or both. The level of debt leverage utilized by these companies makes them susceptible to the risks identified above.
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
The rights we may have with respect to the collateral securing any junior priority loans we make to our portfolio companies may also be limited pursuant to the terms of one or more intercreditor agreements (including agreements governing ‘‘first out’’ and ‘‘last out’’ structures) that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that senior obligations are outstanding, we may forfeit certain rights with respect to the collateral to the holders of the senior obligations. These rights may include the right to commence enforcement proceedings against the collateral, the right to control the conduct of such enforcement proceedings, the right to approve amendments to collateral documents, the right to release liens on the collateral and the right to waive past defaults under collateral documents. We may not have the ability to control or direct such actions, even if as a result our rights as junior lenders are adversely affected.
This risk is characteristic of many of the majority-owned operating companies in our portfolio in that any debt to us from a holding company and the holding company's substantial equity investments in the related operating company are subordinated to any creditors of the operating company.
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

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

4.1	Articles of Amendment and Restatement(1)
4.2	Amended and Restated Bylaws(2)
4.3	Indenture dated as of February 16, 2012, by and between the Registrant and American Stock Transfer & Trust Company, LLC, as Trustee(3)
4.4
Joinder Supplemental Indenture dated as of March 8, 2012, to the Indenture dated as of February 16, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Original Trustee, and U.S. Bank National Association, as Series Trustee(4)

4.5
Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee(5)

4.6
Two Hundred Twenty-Seventh Supplemental Indenture dated as of January 3, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(6)

4.7	Form of 4.000% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.6)(6)
4.8
Two Hundred Twenty-Eighth Supplemental Indenture dated as of January 3, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(6)

4.9	Form of 5.000% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.8)(6)
4.10
Two Hundred Twenty-Ninth Supplemental Indenture dated as of January 3, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(6)

4.11	Form of 5.500% Prospect Capital InterNote® due 2021 (included as part of Exhibit 4.10)(6)

4.12
Two Hundred Thirtieth Supplemental Indenture dated as of January 3, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(6)

4.13	Form of 6.000% Prospect Capital InterNote® due 2026 (included as part of Exhibit 4.12)(6)
4.14
Two Hundred Thirty-First Supplemental Indenture dated as of January 3, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(6)

4.15	Form of 6.500% Prospect Capital InterNote® due 2039 (included as part of Exhibit 4.14)(6)
4.16
Two Hundred Thirty-Second Supplemental Indenture dated as of January 9, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(7)

4.17	Form of 4.000% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.16)(7)
4.18
Two Hundred Thirty-Third Supplemental Indenture dated as of January 9, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(7)

4.19	Form of 5.000% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.18)(7)
4.20
Two Hundred Thirty-Fourth Supplemental Indenture dated as of January 9, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(7)

4.21	Form of 5.500% Prospect Capital InterNote® due 2021 (included as part of Exhibit 4.20)(7)
4.22
Two Hundred Thirty-Fifth Supplemental Indenture dated as of January 9, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(7)

4.23	Form of 6.000% Prospect Capital InterNote® due 2026 (included as part of Exhibit 4.22)(7)
4.24
Two Hundred Thirty-Sixth Supplemental Indenture dated as of January 9, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(7)

4.25	Form of 6.500% Prospect Capital InterNote® due 2039 (included as part of Exhibit 4.24)(7)
4.26
Two Hundred Thirty-Seventh Supplemental Indenture dated as of January 16, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(8)

4.27	Form of 4.000% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.26)(8)
4.28
Two Hundred Thirty-Eighth Supplemental Indenture dated as of January 16, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(8)

4.29	Form of 5.000% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.28)(8)
4.30
Two Hundred Thirty-Ninth Supplemental Indenture dated as of January 16, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(8)

4.31	Form of 5.500% Prospect Capital InterNote® due 2021 (included as part of Exhibit 4.30)(8)
4.32
Two Hundred Fortieth Supplemental Indenture dated as of January 16, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(8)

4.33	Form of 6.000% Prospect Capital InterNote® due 2026 (included as part of Exhibit 4.32)(8)
4.34
Two Hundred Forty-First Supplemental Indenture dated as of January 16, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(8)

4.35	Form of 6.500% Prospect Capital InterNote® due 2039 (included as part of Exhibit 4.34)(8)

4.36
Two Hundred Forty-Second Supplemental Indenture dated as of January 24, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(9)

4.37	Form of 4.000% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.36)(9)
4.38
Two Hundred Forty-Third Supplemental Indenture dated as of January 24, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(9)

4.39	Form of 5.000% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.38)(9)
4.40
Two Hundred Forty-Fourth Supplemental Indenture dated as of January 24, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(9)

4.41	Form of 5.500% Prospect Capital InterNote® due 2021 (included as part of Exhibit 4.40)(9)
4.42
Two Hundred Forty-Fifth Supplemental Indenture dated as of January 24, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(9)

4.43	Form of 6.000% Prospect Capital InterNote® due 2026 (included as part of Exhibit 4.42)(9)
4.44
Two Hundred Forty-Sixth Supplemental Indenture dated as of January 24, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(9)

4.45	Form of 6.500% Prospect Capital InterNote® due 2039 (included as part of Exhibit 4.44)(9)
4.46
Two Hundred Forty-Seventh Supplemental Indenture dated as of January 30, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(10)

4.47	Form of 4.000% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.46)(10)
4.48
Two Hundred Forty-Eighth Supplemental Indenture dated as of January 30, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(10)

4.49	Form of 5.000% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.48)(10)
4.50
Two Hundred Forty-Ninth Supplemental Indenture dated as of January 30, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(10)

4.51	Form of 5.500% Prospect Capital InterNote® due 2021 (included as part of Exhibit 4.50)(10)
4.52
Two Hundred Fiftieth Supplemental Indenture dated as of January 30, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(10)

4.53	Form of 6.000% Prospect Capital InterNote® due 2026 (included as part of Exhibit 4.52)(10)
4.54
Two Hundred Fifty-First Supplemental Indenture dated as of January 30, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(10)

4.55	Form of 6.500% Prospect Capital InterNote® due 2039 (included as part of Exhibit 4.54)(10)
4.56
Two Hundred Fifty-Second Supplemental Indenture dated as of February 6, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(11)

4.57	Form of 4.000% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.56)(11)
4.58
Two Hundred Fifty-Third Supplemental Indenture dated as of February 6, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(11)

4.59	Form of 5.000% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.58)(11)

4.60
Two Hundred Fifty-Fourth Supplemental Indenture dated as of February 6, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(11)

4.61	Form of 5.500% Prospect Capital InterNote® due 2021 (included as part of Exhibit 4.60)(11)
4.62
Two Hundred Fifty-Fifth Supplemental Indenture dated as of February 6, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(11)

4.63	Form of 6.000% Prospect Capital InterNote® due 2026 (included as part of Exhibit 4.62)(11)
4.64
Two Hundred Fifty-Sixth Supplemental Indenture dated as of February 6, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(11)

4.65	Form of 6.500% Prospect Capital InterNote® due 2039 (included as part of Exhibit 4.64)(11)
4.66
Two Hundred Fifty-Seventh Supplemental Indenture dated as of February 13, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(12)

4.67	Form of 4.000% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.66)(12)
4.68
Two Hundred Fifty-Eighth Supplemental Indenture dated as of February 13, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(12)

4.69	Form of 5.000% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.68)(12)
4.70
Two Hundred Fifty-Ninth Supplemental Indenture dated as of February 13, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(12)

4.71	Form of 5.500% Prospect Capital InterNote® due 2021 (included as part of Exhibit 4.70)(12)
4.72
Two Hundred Sixtieth Supplemental Indenture dated as of February 13, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(12)

4.73	Form of 6.000% Prospect Capital InterNote® due 2026 (included as part of Exhibit 4.72)(12)
4.74
Two Hundred Sixty-First Supplemental Indenture dated as of February 13, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(12)

4.75	Form of 6.500% Prospect Capital InterNote® due 2039 (included as part of Exhibit 4.74)(12)
4.76
Two Hundred Sixty-Seventh Supplemental Indenture dated as of February 19, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(13)

4.77	Form of 4.75% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.76)(13)
4.78
Two Hundred Sixty-Second Supplemental Indenture dated as of February 21, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(14)

4.79	Form of 4.000% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.78)(14)
4.80
Two Hundred Sixty-Third Supplemental Indenture dated as of February 21, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(14)

4.81	Form of 5.000% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.80)(14)
4.82
Two Hundred Sixty-Fourth Supplemental Indenture dated as of February 21, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(14)

4.83	Form of 5.500% Prospect Capital InterNote® due 2021 (included as part of Exhibit 4.82)(14)

4.84
Two Hundred Sixty-Fifth Supplemental Indenture dated as of February 21, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(14)

4.85	Form of 6.000% Prospect Capital InterNote® due 2026 (included as part of Exhibit 4.84)(14)
4.86
Two Hundred Sixty-Sixth Supplemental Indenture dated as of February 21, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(14)

4.87	Form of 6.500% Prospect Capital InterNote® due 2039 (included as part of Exhibit 4.86)(14)
4.88
Two Hundred Sixty-Eighth Supplemental Indenture dated as of February 27, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(15)

4.89	Form of 3.750% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.88)(15)
4.90
Two Hundred Sixty-Ninth Supplemental Indenture dated as of February 27, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(15)

4.91	Form of 4.750% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.90)(15)
4.92
Two Hundred Seventieth Supplemental Indenture dated as of February 27, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(15)

4.93	Form of 5.250% Prospect Capital InterNote® due 2021 (included as part of Exhibit 4.92)(15)
4.94
Two Hundred Seventy-First Supplemental Indenture dated as of February 27, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(15)

4.95	Form of 5.750% Prospect Capital InterNote® due 2026 (included as part of Exhibit 4.94)(15)
4.96
Two Hundred Seventy-Second Supplemental Indenture dated as of February 27, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(15)

4.97	Form of 6.250% Prospect Capital InterNote® due 2039 (included as part of Exhibit 4.96)(15)
4.98
Two Hundred Seventy-Third Supplemental Indenture dated as March 6, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(16)

4.99	Form of 3.750% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.98)(16)
4.100
Two Hundred Seventy-Fourth Supplemental Indenture dated as of March 6, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(16)

4.101	Form of 4.750% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.100)(16)
4.102
Two Hundred Seventy-Fifth Supplemental Indenture dated as of March 6, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(16)

4.103	Form of 5.250% Prospect Capital InterNote® due 2021 (included as part of Exhibit 4.102)(16)
4.104
Two Hundred Seventy-Sixth Supplemental Indenture dated as of March 6, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(16)

4.105	Form of 5.750% Prospect Capital InterNote® due 2026 (included as part of Exhibit 4.104)(16)
4.106
Two Hundred Seventy-Seventh Supplemental Indenture dated as of March 6, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(16)

4.107	Form of 6.250% Prospect Capital InterNote® due 2039 (included as part of Exhibit 4.106)(16)

4.108
Supplement No. 1 to the Two Hundred Sixty-Seventh Supplemental Indenture dated as of March 11, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(17)

4.109	Form of 4.75% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.108)(17)
4.110
Two Hundred Seventy-Eighth Supplemental Indenture dated as March 13, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(18)

4.111	Form of 3.750% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.110)(18)
4.112
Two Hundred Seventy-Ninth Supplemental Indenture dated as of March 13, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(18)

4.113	Form of 4.750% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.112)(18)
4.114
Two Hundred Eightieth Supplemental Indenture dated as of March 13, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(18)

4.115	Form of 5.250% Prospect Capital InterNote® due 2021 (included as part of Exhibit 4.114)(18)
4.116
Two Hundred Eighty-First Supplemental Indenture dated as of March 13, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(18)

4.117	Form of 5.750% Prospect Capital InterNote® due 2026 (included as part of Exhibit 4.116)(18)
4.118
Two Hundred Eighty-Second Supplemental Indenture dated as of March 13, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(18)

4.119	Form of 6.250% Prospect Capital InterNote® due 2039 (included as part of Exhibit 4.118)(18)
4.120
Two Hundred Eighty-Fourth Supplemental Indenture dated as March 20, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(19)

4.121	Form of 3.750% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.120)(19)
4.122
Two Hundred Eighty-Fifth Supplemental Indenture dated as of March 20, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(19)

4.123	Form of 4.750% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.122)(19)
4.124
Two Hundred Eighty-Sixth Supplemental Indenture dated as of March 20, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(19)

4.125	Form of 5.250% Prospect Capital InterNote® due 2021 (included as part of Exhibit 4.124)(19)
4.126
Two Hundred Eighty-Seventh Supplemental Indenture dated as of March 20, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(19)

4.127	Form of 5.750% Prospect Capital InterNote® due 2026 (included as part of Exhibit 4.126)(19)
4.128
Two Hundred Eighty-Eighth Supplemental Indenture dated as of March 20, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(19)

4.129	Form of 6.250% Prospect Capital InterNote® due 2039 (included as part of Exhibit 4.128)(19)
4.130
Two Hundred Eighty-Ninth Supplemental Indenture dated as March 27, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(20)

4.131	Form of 3.750% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.130)(20)

4.132
Two Hundred Ninetieth Supplemental Indenture dated as of March 20, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(20)

4.133	Form of 4.750% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.132)(20)
4.134
Two Hundred Ninety-First Supplemental Indenture dated as of March 27, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(20)

4.135	Form of 5.250% Prospect Capital InterNote® due 2021 (included as part of Exhibit 4.134)(20)
4.136
Two Hundred Ninety-Second Supplemental Indenture dated as of March 27, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(20)

4.137	Form of 5.750% Prospect Capital InterNote® due 2026 (included as part of Exhibit 4.136)(20)
4.138
Two Hundred Ninety-Third Supplemental Indenture dated as of March 27, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(20)

4.139	Form of 6.250% Prospect Capital InterNote® due 2039 (included as part of Exhibit 4.138)(20)
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

*	Filed herewith.
(1)	Incorporated by reference from the Registrant's Form 8-K filed on July 30, 2012.
(2)	Incorporated by reference from the Registrant's Form 8-K filed on August 26, 2011.
(3)	Incorporated by reference from Post-Effective Amendment No. 1 to the Registrant’s Registration Statement, filed on March 1, 2012.
(4)	Incorporated by reference from Post-Effective Amendment No. 2 to the Registrant’s Registration Statement, filed on March 8, 2012.
(5)	Incorporated by reference from Post-Effective Amendment No. 3 to the Registrant’s Registration Statement, filed on March 14, 2012.
(6)	Incorporated by reference from Post-Effective Amendment No. 14 to the Registrant's Registration Statement, filed on January 3, 2014.
(7)	Incorporated by reference from Post-Effective Amendment No. 15 to the Registrant's Registration Statement, filed on January 9, 2014.
(8)	Incorporated by reference from Post-Effective Amendment No. 16 to the Registrant's Registration Statement , filed on January 16, 2014.
(9)	Incorporated by reference from Post-Effective Amendment No. 17 to the Registrant's Registration Statement, filed on January 24, 2014.
(10)	Incorporated by reference from Post-Effective Amendment No. 18 to the Registrant's Registration Statement, filed on January 30, 2014.
(11)	Incorporated by reference from Post-Effective Amendment No. 19 to the Registrant's Registration Statement, filed on February 6, 2014.
(12)	Incorporated by reference from Post-Effective Amendment No. 20 to the Registrant's Registration Statement, filed on February 13, 2014.
(13)	Incorporated by reference from Post-Effective Amendment No. 21 to the Registrant's Registration Statement, filed on February 19, 2014.
(14)	Incorporated by reference from Post-Effective Amendment No. 22 to the Registrant's Registration Statement, filed on February 21, 2014.
(15)	Incorporated by reference from Post-Effective Amendment No. 23 to the Registrant's Registration Statement, filed on February 27, 2014.
(16)	Incorporated by reference from Post-Effective Amendment No. 24 to the Registrant's Registration Statement, filed on March 6, 2014.
(17)	Incorporated by reference from Post-Effective Amendment No. 25 to the Registrant's Registration Statement, filed on March 11, 2014.
(18)	Incorporated by reference from Post-Effective Amendment No. 26 to the Registrant's Registration Statement, filed on March 13, 2014.
(19)	Incorporated by reference from Post-Effective Amendment No. 27 to the Registrant's Registration Statement, filed on March 20, 2014.
(20)	Incorporated by reference from Post-Effective Amendment No. 28 to the Registrant's Registration Statement, filed on March 27, 2014.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 6, 2014.

PROSPECT CAPITAL CORPORATION

By:	/s/ John F. Barry III
John F. Barry III
Chief Executive Officer and Chairman of the Board