Form 10-K
period 2014-06-30
PROSPECT CAPITAL CORP
filed 2014-08-25
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2014
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 Commission File Number: 814-00659
PROSPECT CAPITAL CORPORATION
(Exact name of Registrant as specified in its charter)

Maryland	43-2048643
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10 East 40th Street, 42nd Floor
New York, New York	10016
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (212) 448-0702
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NASDAQ Global Select Market
6.95% Senior Notes due 2022	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant as of December 31, 2013 was $3.337 billion (based on the closing price on that date of $11.22 on the NASDAQ Global Select Market). For the purposes of calculating this amount only, all executive officers and Directors are "affiliates" of the Registrant.
As of August 22, 2014, there were 342,854,575 shares of the Registrant's common stock outstanding.
Documents Incorporated by Reference
Portions of the Registrant's definitive Proxy Statement relating to the 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described therein.

PART I
In this report, the terms "Prospect Capital Corporation," "we," "us" and "our" refer to Prospect Capital Corporation ("Prospect") and all entities included in our consolidated financial statements; "Prospect Capital Management" or the "Investment Adviser" refers to Prospect Capital Management LLC; "Prospect Administration" or the "Administrator" refers to Prospect Administration LLC.
Our $150.0 million of 6.25% Convertible Senior Notes due 2015 are referred to as the 2015 Notes. Our $167.5 million of 5.50% Convertible Senior Notes due 2016 are referred to as the 2016 Notes. Our $130.0 million of 5.375% Convertible Senior Notes due 2017 are referred to as the 2017 Notes. Our $200.0 million of 5.75% Convertible Senior Notes due 2018 are referred to as the 2018 Notes. Our $200.0 million of 5.875% Convertible Senior Notes due 2019 are referred to as the 2019 Notes. Our $400.0 million of 4.75% Convertible Senior Notes due 2020 are referred to as the 2020 Notes, and collectively with the 2015 Notes, 2016 Notes, 2017 Notes, the 2018 Notes and the 2019 Notes, the Senior Convertible Notes. Our $100.0 million of 6.95% Senior Notes due 2022 are referred to as the 2022 Notes. Our $250.0 million of 5.875% Senior Notes due 2023 are referred to as the 2023 Notes. Our $300.0 million of 5.00% Senior Notes due 2019 are referred to as the 5.00% 2019 Notes, and collectively with the 2022 Notes and the 2023 Notes, the Senior Unsecured Notes. Any Prospect Capital InterNotes® issued pursuant to our medium term notes program are referred to as the Prospect Capital InterNotes®, and together with the Senior Convertible Notes and the Senior Unsecured Notes are referred to as Senior Notes.
Item 1. Business
General
We are a financial services company that primarily lends to and invests in middle market privately-held companies. We are a closed-end investment company incorporated in Maryland. We have elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940 (the "1940 Act"). As a BDC, we have elected to be treated as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986 (the "Internal Revenue Code" or the "Code"). We invest primarily in senior and subordinated debt and equity of companies in need of capital for acquisitions, divestitures, growth, development, recapitalizations and other purposes. We work with the management teams or financial sponsors to seek investments with historical cash flows, asset collateral or contracted pro-forma cash flows.
We currently have nine origination strategies in which we make investments: (1) lending in private equity sponsored transactions, (2) lending directly to companies not owned by private equity firms, (3) control investments in corporate operating companies, (4) control investments in financial companies, (5) investments in structured credit, (6) real estate investments, (7) investments in syndicated debt, (8) aircraft leasing and (9) online lending. We continue to evaluate other origination strategies in the ordinary course of business with no specific tops-down allocation to any single origination strategy.
Lending in Private Equity Sponsored Transactions – We make loans to companies which are controlled by leading private equity firms. This debt can take the form of first lien, second lien, unitranche or unsecured loans. In making these investments, we look for a diversified customer base, recurring demand for the product or service, barriers to entry, strong historical cash flow and experienced management teams. These loans typically have significant equity subordinate to our loan position. Historically, this strategy has comprised approximately 50%-60% of our business, but more recently it is less than 50% of our business.
Lending Directly to Companies – We provide debt financing to companies owned by non-private equity firms, the company founder, a management team or a family. Here, in addition to the strengths we look for in a sponsored transaction, we also look for the alignment with the management team with significant invested capital. This strategy often has less competition than the private equity sponsor strategy because such company financing needs are not easily addressed by banks and often require more diligence preparation. Direct lending can result in higher returns and lower leverage than sponsor transactions and may include warrants or equity to us. Historically, this strategy has comprised approximately 5%-15% of our business, but more recently it is less than 5% of our business.
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
Control Investments in Financial Companies – This strategy involves acquiring controlling stakes in financial companies, including consumer direct lending, sub-prime auto lending and other strategies. Our investments in these companies are generally structured as a combination of yield-producing debt and equity. These investments are often structured in a tax-efficient RIC-compliant partnership, enhancing returns. This strategy has comprised approximately 5%-15% of our business.

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
Real Estate Investments – We make investments in real estate through our three wholly-owned tax-efficient real estate investment trusts ("REITs"), American Property REIT Corp., National Property REIT Corp. and United Property REIT Corp. (collectively, "our REITs"). Our real estate investments are in various classes of fully developed and occupied real estate properties that generate current yields. We seek to identify properties that have historically high occupancy and steady cash flow generation. Our REITs partner with established property managers with experience in managing the property type to manage such properties after acquisition. This is a more recent investment strategy that has comprised approximately 5%-10% of our business.
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
Aircraft Leasing – We invest debt as well as equity in aircraft assets subject to commercial leases to credit-worthy airlines across the globe. These investments present attractive return opportunities due to cash flow consistency from long-lived assets coupled with hard asset collateral. We seek to deliver risk-adjusted returns with strong downside protection by analyzing relative value characteristics across the spectrum of aircraft types of all vintages. Our target portfolio includes both in-production and out-of-production jet and turboprop aircraft and engines, operated by airlines across the globe. This strategy comprised approximately 1.5% of our business in the fiscal year ended June 30, 2014.
Online Lending – We make investments in loans originated by certain consumer loan and small and medium sized business (“SME”) originators. We purchase each loan in its entirety (i.e., a “whole loan”). The borrowers are consumers and SMEs. The loans are typically serviced by the originators of the loans. This strategy comprised approximately 1% of our business in the fiscal year ended June 30, 2014.
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
We seek to maximize total returns to our investors, including both current yield and equity upside, by applying rigorous credit analysis and asset-based and cash-flow based lending techniques to make and monitor our investments. We are constantly pursuing multiple investment opportunities, including purchases of portfolios from private and public companies, as well as originations and secondary purchases of particular securities. We also regularly evaluate control investment opportunities in a range of industries, and some of these investments could be material to us. There can be no assurance that we will successfully consummate any investment opportunity we are currently pursuing. If any of these opportunities are consummated, there can be no assurance that investors will share our view of valuation or that any assets acquired will not be subject to future write downs, each of which could have an adverse effect on our stock price.
We have been organized as a closed-end investment company since April 13, 2004 and have filed an election to be treated as a business development company under the 1940 Act. We are a non-diversified company within the meaning of the 1940 Act. Our headquarters are located at 10 East 40th Street, 42nd Floor, New York, NY 10016, and our telephone number is (212) 448-0702. Our investment adviser is Prospect Capital Management LLC.
Our Investment Objective and Policies
Our investment objective is to generate both current income and long-term capital appreciation through debt and equity investments. We focus on making investments in private companies. We are a non-diversified company within the meaning of the 1940 Act.

We invest primarily in first and second lien secured loans and unsecured debt, which in some cases includes an equity component. First and second lien secured loans generally are senior debt instruments that rank ahead of unsecured debt of a given portfolio company. These loans also have the benefit of security interests on the assets of the portfolio company, which may rank ahead of or be junior to other security interests. Our investments in CLOs are subordinated to senior loans and are generally unsecured. We invest in debt and equity positions of CLOs which are a form of securitization in which the cash flows of a portfolio of loans are pooled and passed on to different classes of owners in various tranches. Our CLO investments are derived from portfolios of corporate debt securities which are generally risk rated from BB to B. Our investments have generally ranged between $5 million and $250 million each, although the investment size may be more or less than this range. Our investment sizes are expected to grow as our capital base expands.
We also acquire controlling interests in companies in conjunction with making secured debt investments in such companies. These may be in several industries, including industrial, service, real estate and financial businesses.
We seek to maximize returns and minimize risk for our investors by applying rigorous analysis to make and monitor our investments. While the structure of our investments varies, we can invest in senior secured debt, senior unsecured debt, subordinated secured debt, subordinated unsecured debt, convertible debt, convertible preferred equity, preferred equity, common equity, warrants and other instruments, many of which generate current yield. While our primary focus is to seek current income through investment in the debt and/or dividend-paying equity securities of eligible privately-held, thinly-traded or distressed companies and long-term capital appreciation by acquiring accompanying warrants, options or other equity securities of such companies, we may invest up to 30% of the portfolio in opportunistic investments in order to seek enhanced returns for stockholders. Such investments may include investments in the debt and equity instruments of broadly-traded public companies. We expect that these public companies generally will have debt securities that are non-investment grade. Such investments may also include purchases (either in the primary or secondary markets) of the equity and junior debt tranches of a type of such pools known as CLOs. Structurally, CLOs are entities that are formed to hold a portfolio of senior secured loans made to companies whose debt is rated below investment grade or, in limited circumstances, unrated. The senior secured loans within a CLO are limited to senior secured loans which meet specified credit and diversity criteria and are subject to concentration limitations in order to create an investment portfolio that is diverse by senior secured loan, borrower, and industry, with limitations on non-U.S. borrowers. Within this 30% basket, we have and may make additional investments in debt and equity securities of financial companies and companies located outside of the United States.
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
We plan to hold many of our debt investments to maturity or repayment, but will sell a debt investment earlier if a liquidity event takes place, such as the sale or recapitalization of a portfolio company, or if we determine a sale of such debt investment to be in our best interest.
We have qualified and elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. As a RIC, we generally do not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our "investment company taxable income," which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses.
For a discussion of the risks inherent in our portfolio investments, see "Risk Factors – Risks Relating to Our Investments."
Industry Sectors
Our portfolio is invested across 30 industry categories. Excluding our CLO investments, which do not have industry concentrations, no individual industry comprises more than 9.8% of the portfolio on either a cost or fair value basis.

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
Prospect Capital Management employs several methods of evaluating and monitoring the performance and value of our investments, which may include, but are not limited to, the following:

•	Assessment of success in adhering to the portfolio company's business plan and compliance with covenants;

•	Regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss financial position, requirements and accomplishments;

•	Comparisons to other portfolio companies in the industry, if any;

•	Attendance at and participation in board meetings of the portfolio company; and

•	Review of monthly and quarterly financial statements and financial projections for the portfolio company.
Investment Valuation
To value our investments, we follow the guidance of ASC 820, Fair Value Measurement ("ASC 820"), that defines fair value, establishes a framework for measuring fair value in conformity with United States generally accepted accounting principles and requires disclosures about fair value measurements. In accordance with ASC 820, the fair value of our investments is defined as the price that we would receive upon selling an investment in an orderly transaction to an independent buyer in the principal or most advantageous market in which that investment is transacted.
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
For most of our investments, market quotations are not available. With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, our Board of Directors has approved a multi-step valuation process each quarter, as described below:

1.	Each portfolio company or investment is reviewed by our investment professionals with independent valuation firms engaged by our Board of Directors;

2.	The independent valuation firms conduct independent valuations and make their own independent assessments;

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
Our investments in CLOs are classified as ASC 820 Level 3 securities and are valued using a discounted cash flow model. The valuations have been accomplished through the analysis of the CLO deal structures to identify the risk exposures from the modeling point of view. For each CLO security, the most appropriate valuation approach has been chosen from alternative approaches to ensure the most accurate valuation for such security. To value a CLO, both the assets and the liabilities of the CLO capital structure are modeled. We use a waterfall engine to store the collateral data, generate collateral cash flows from the assets based on various assumptions for the risk factors, distribute the cash flows to the liability structure based on the payment priorities, and discount them back using current market discount rates. The main risk factors are: default risk, interest rate risk, downgrade risk, and credit spread risk.
For a discussion of the risks inherent in determining the value of securities for which readily available market values do not exist, see "Risk Factors – Risks Relating to Our Business – Most of our portfolio investments are recorded at fair value as determined in good faith under the direction of our Board of Directors and, as a result, there is uncertainty as to the value of our portfolio investments."
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
Managerial Assistance
As a BDC, we are obligated under the 1940 Act to make available to certain of our portfolio companies significant managerial assistance. "Making available significant managerial assistance" refers to any arrangement whereby we provide significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company. We are also deemed to be providing managerial assistance to all portfolio companies that we control, either by ourselves or in conjunction with others. The nature and extent of significant managerial assistance provided by us will vary according to the particular needs of each portfolio company. Examples of such activities include advice on marketing, operations, fulfillment and overall strategy, capital budgeting, managing relationships with financing sources, recruiting management personnel, evaluating acquisition and divestiture opportunities, participating in board and management meetings, consulting with and advising officers of portfolio companies, and providing other organizational and financial guidance.
Prospect Administration, through a managerial assistance agreement executed with each portfolio company to which we provide managerial assistance, provides such managerial assistance on our behalf. In doing so, Prospect Administration utilizes personnel of our Investment Adviser, Prospect Capital Management. We, on behalf of Prospect Administration, invoice portfolio companies receiving and paying for managerial assistance, and we remit to Prospect Administration its allocated cost of providing such services, including the allocated cost of Prospect Capital Management personnel it utilizes for that purpose. Our payments to Prospect Administration are periodically reviewed by our Board of Directors.

Investment Adviser
Prospect Capital Management manages our investments as the Investment Adviser. Prospect Capital Management is a Delaware limited liability corporation that has been registered as an investment adviser under the Investment Advisers Act of 1940 (the "Advisers Act") since March 31, 2004. Prospect Capital Management is led by John F. Barry III and M. Grier Eliasek, two senior executives with significant investment advisory and business experience. Both Messrs. Barry and Eliasek spend a significant amount of their time in their roles at Prospect Capital Management working on our behalf. The principal executive offices of Prospect Capital Management are 10 East 40th Street, 42nd Floor, New York, NY 10016. We depend on the due diligence, skill and network of business contacts of the senior management of the Investment Adviser. We also depend, to a significant extent, on the Investment Adviser's investment professionals and the information and deal flow generated by those investment professionals in the course of their investment and portfolio management activities. The Investment Adviser's senior management team evaluates, negotiates, structures, closes, monitors and services our investments. Our future success depends to a significant extent on the continued service of the senior management team, particularly John F. Barry III and M. Grier Eliasek. The departure of any of the senior managers of the Investment Adviser could have a materially adverse effect on our ability to achieve our investment objective. In addition, we can offer no assurance that Prospect Capital Management will remain the Investment Adviser or that we will continue to have access to its investment professionals or its information and deal flow. Under the Investment Advisory Agreement (as defined below), we pay Prospect Capital Management investment advisory fees, which consist of an annual base management fee based on our gross assets as well as a two-part incentive fee based on our performance. Mr. Barry currently controls Prospect Capital Management.
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
The second part of the incentive fee, the capital gains incentive fee, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.00% of our realized capital gains for the calendar year, if any, computed net of all realized capital losses and unrealized capital depreciation at the end of such year. In determining the capital gains incentive fee payable to the Investment Adviser, we calculate the aggregate realized capital gains, aggregate realized capital losses and aggregate unrealized capital depreciation, as applicable, with respect to each investment that has been in our portfolio. For the purpose of this calculation, an "investment" is defined as the total of all rights and claims which may be asserted against a portfolio company arising out of our participation in the debt, equity, and other financial instruments issued by that company. Aggregate realized capital gains, if any, equals the sum of the differences between the aggregate net sales price of each investment and the aggregate cost basis of such investment when sold or otherwise disposed of. Aggregate realized capital losses equal the sum of the amounts by which the aggregate net sales price of each investment is less than the aggregate cost basis of such investment when sold or otherwise disposed. Aggregate unrealized capital depreciation equals the sum of the differences, if negative, between the aggregate valuation of each investment and the aggregate cost basis of such investment as of the applicable calendar year end. At the end of the applicable calendar year, the amount of capital gains that serves as the basis for our calculation of the capital gains incentive fee involves netting aggregate realized capital gains against aggregate realized capital losses on a since-inception basis and then reducing this amount by the aggregate unrealized capital depreciation. If this number is positive, then the capital gains incentive fee payable is equal to 20.00% of such amount, less the aggregate amount of any capital gains incentive fees paid since inception.
Examples of Quarterly Incentive Fee Calculation
Example 1: Income Incentive Fee*
*The hypothetical amount of pre-incentive fee net investment income shown is based on a percentage of total net assets.
Alternative 1
Assumptions

•	Investment income (including interest, dividends, fees, etc.) = 1.25%

•	Hurdle rate(1) = 1.75%

•	Base management fee(2) = 0.50%

•	Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%

•	Pre-incentive fee net investment income (investment income – (base management fee + other expenses)) = 0.55%
Pre-incentive net investment income does not exceed hurdle rate, therefore there is no income incentive fee.

Alternative 2
Assumptions

•	Investment income (including interest, dividends, fees, etc.) = 2.70%

•	Hurdle rate(1) = 1.75%

•	Base management fee(2) = 0.50%

•	Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%

•	Pre-incentive fee net investment income (investment income – (base management fee + other expenses)) = 2.00%
Pre-incentive net investment income exceeds hurdle rate, therefore there is an income incentive fee payable by us to the Investment Adviser. The Income Incentive Fee would be calculated as follows:
= 100% × "Catch Up" + the greater of 0% AND (20% × (pre-incentive fee net investment income – 2.1875%)
= (100% × (2.00% - 1.75%)) + 0%
= 100% × 0.25% + 0%
= 0.25%
Alternative 3
Assumptions

•	Investment income (including interest, dividends, fees, etc.) = 3.00%

•	Hurdle rate(1) = 1.75%

•	Base management fee(2) = 0.50%

•	Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%

•	Pre-incentive fee net investment income (investment income – (base management fee + other expenses)) = 2.30%
Pre-incentive net investment income exceeds hurdle rate, therefore there is an income incentive fee payable by us to the Investment Adviser. The Income Incentive Fee would be calculated as follows:
= 100% × "Catch Up" + the greater of 0% AND (20% × (pre-incentive fee net investment income – 2.1875%)
= (100% × (2.1875% – 1.75%)) + the greater of 0% AND (20% × (2.30% – 2.1875%))
= (100% × 0.4375%) + (20% × 0.1125%)
= 0.4375% + 0.0225%
= 0.46%

(1)	Represents 7% annualized hurdle rate.

(2)	Represents 2% annualized base management fee.

(3)	Excludes organizational and offering expenses.

Example 2: Capital Gains Incentive Fee
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

Alternative 3
Assumptions

•	Year 1: $20 million investment made in company A ("Investment A") and $20 million investment made in company B ("Investment B")

•	Year 2: FMV of Investment A is determined to be $21 million and Investment B is sold for $18 million

•	Year 3: Investment A is sold for $23 million
The impact, if any, on the capital gains portion of the incentive fee would be:

•	Year 1: No impact

•	Year 2: Decrease base amount on which the second part of the incentive fee is calculated by $2 million (realized capital loss on Investment B)

•	Year 3: Increase base amount on which the second part of the incentive fee is calculated by $3 million (realized capital gain on Investment A)
Alternative 4
Assumptions

•	Year 1: $20 million investment made in company A ("Investment A") and $20 million investment made in company B ("Investment B")

•	Year 2: FMV of Investment A is determined to be $21 million and FMV of Investment B is determined to be $17 million

•	Year 3: FMV of Investment A is determined to be $18 million and FMV of Investment B is determined to be $18 million

•	Year 4: FMV of Investment A is determined to be $19 million and FMV of Investment B is determined to be $21 million

•	Year 5: Investment A is sold for $17 million and Investment B is sold for $23 million
The impact, if any, on the capital gains portion of the incentive fee would be:

•	Year 1: No impact

•	Year 2: Decrease base amount on which the second part of the incentive fee is calculated by $3 million (unrealized capital depreciation on Investment B)

•
Year 3: Decrease base amount on which the second part of the incentive fee is calculated by $1 million ($2 million in unrealized capital depreciation on Investment A and $1 million recovery in unrealized capital depreciation on Investment B)

•
Year 4: Increase base amount on which the second part of the incentive fee is calculated by $3 million ($1 million recovery in unrealized capital depreciation on Investment A and $2 million recovery in unrealized capital depreciation on Investment B)

•
Year 5: Increase base amount on which the second part of the incentive fee is calculated by $1 million ($3 million realized capital gain on Investment B offset by $3 million realized capital loss on Investment A plus a $1 million reversal in unrealized capital depreciation on Investment A from Year 4)

Duration and Termination
The Investment Advisory Agreement was originally approved by our Board of Directors on June 23, 2004 and was recently re-approved by the Board of Directors on May 5, 2014 for an additional one-year term expiring June 22, 2015. Unless terminated earlier as described below, it will remain in effect from year to year thereafter if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon not more than 60 days' written notice to the other. See "Risk Factors – Risks Relating to Our Business – We are dependent upon Prospect Capital Management's key management personnel for our future success."
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
Administration Agreement
We have also entered into an administration agreement (the "Administration Agreement") with Prospect Administration under which Prospect Administration, among other things, provides (or arranges for the provision of) administrative services and facilities for us. For providing these services, we reimburse Prospect Administration for our allocable portion of overhead incurred by Prospect Administration in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of Brian H. Oswald, our Chief Financial Officer and Chief Compliance Officer, and his staff, including the internal legal staff. Under this agreement, Prospect Administration furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Prospect Administration also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the Securities and Exchange Commission (the "SEC"). In addition, Prospect Administration assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, Prospect Administration also provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance (see "Ongoing Relationships with Portfolio Companies – Managerial Assistance"). The Administration Agreement may be terminated by either party without penalty upon 60 days' written notice to the other party. Prospect Administration is a subsidiary of the Investment Adviser.
During the years ended June 30, 2014, 2013 and 2012, Prospect Administration received payments of $7.6 million, $1.4 million and $1.1 million directly from our controlled portfolio companies for legal, tax and portfolio level accounting services. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration's charges for its administrative services would have increased by these amounts.
We reimbursed Prospect Administration $14.4 million, $8.7 million and $6.8 million for the years ended June 30, 2014, 2013 and 2012, respectively, for services it provided to us at cost.
Payment of Our Expenses
All investment professionals of the Investment Adviser and its respective staff, when and to the extent engaged in providing investment advisory and management services, and the compensation and routine overhead expenses of such personnel allocable to such services, will be provided and paid for by the Investment Adviser. We bear all other costs and expenses of our operations and transactions, including those relating to: organization and offering; calculation of our net asset value (including the cost and expenses of any independent valuation firm); expenses incurred by Prospect Capital Management payable to third parties, including agents, consultants or other advisers (such as independent valuation firms, accountants and legal counsel), in monitoring our financial and legal affairs and in monitoring our investments and performing due diligence on our prospective portfolio companies; interest payable on debt, if any, and dividends payable on preferred stock, if any, incurred to finance our investments; offerings of our debt, our preferred shares, our common stock and other securities; investment advisory fees; fees payable to third parties, including agents, consultants or other advisors, relating to, or associated with, evaluating and making investments; transfer agent and custodial fees; registration fees; listing fees; taxes; independent directors' fees and expenses; costs of preparing and filing reports or other documents with the SEC; the costs of any reports, proxy statements or other notices to stockholders, including printing costs; our allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; direct costs and expenses of administration, including auditor and legal costs; and all other expenses incurred by us, by the Investment Adviser or by Prospect Administration in connection with administering our business, such as our allocable portion of overhead under the Administration Agreement, including rent and our allocable portion of the costs of our Chief Financial Officer and Chief Compliance Officer and their respective staffs under the sub-administration agreement, as further described below.
License Agreement
We entered into a license agreement with Prospect Capital Management pursuant to which Prospect Capital Management agreed to grant us a non-exclusive, royalty free license to use the name "Prospect Capital." Under this agreement, we have a right to use the Prospect Capital name, for so long as Prospect Capital Management or one of its affiliates remains the Investment Adviser. Other than with respect to this limited license, we have no legal right to the Prospect Capital name. This license agreement will remain in effect for so long as the Investment Advisory Agreement with the Investment Adviser is in effect.
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
Most of the investments in our portfolio do not have market quotations which are readily available, meaning the investments do not have actively traded markets. Debt and equity securities for which market quotations are not readily available are valued with the assistance of an independent valuation service using a documented valuation policy and a valuation process that is consistently applied under the direction of our Board of Directors. For a discussion of the risks inherent in determining the value of securities for which readily available market values do not exist, see "Risk Factors – Risks Relating to Our Business – Most of our portfolio investments are recorded at fair value as determined in good faith under the direction of our Board of Directors and, as a result, there is uncertainty as to the value of our portfolio investments."
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
As part of the fair valuation process, the independent valuation firms engaged by the Board of Directors perform a review of each debt and equity investment requiring fair valuation and provide a range of values for each investment, which, along with management's valuation recommendations, is reviewed by our Audit Committee. Management and the independent valuation firms may adjust their preliminary evaluations to reflect comments provided by our Audit Committee. The Audit Committee reviews the final valuation reports and management's valuation recommendations and makes a recommendation to the Board of Directors based on its analysis of the methodologies employed and the various weights that should be accorded to each portion of the valuation as well as factors that the independent valuation firms and management may not have included in their evaluation processes. The Board of Directors then evaluates the Audit Committee recommendations and undertakes a similar analysis to determine the fair value of each investment in the portfolio in good faith.

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
We primarily use newly-issued shares to implement the plan, whether our shares are trading at a premium or at a discount to net asset value. However, we reserve the right to purchase shares in the open market in connection with the implementation of the plan. The number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the dividend payable to such stockholder by the market price per share of our common stock at the close of regular trading on the NASDAQ Global Select Market on the last business day before the payment date for such dividend. Market price per share on that date will be the closing price for such shares on the NASDAQ Global Select Market or, if no sale is reported for such day, at the average of their reported bid and asked prices. The number of shares of our common stock to be outstanding after giving effect to payment of the dividend cannot be established until the value per share at which additional shares will be issued has been determined and elections of our stockholders have been tabulated. Stockholders who do not elect to receive dividends in shares of common stock may experience accretion to the net asset value of their shares if our shares are trading at a premium at the time we issue new shares under the plan and dilution if our shares are trading at a discount. The level of accretion or discount would depend on various factors, including the proportion of our stockholders who participate in the plan, the level of premium or discount at which our shares are trading and the amount of the dividend payable to a stockholder.
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
Stockholders who receive dividends in the form of stock are subject to the same U.S. federal, state and local tax consequences as are stockholders who elect to receive their dividends in cash. A stockholder's basis for determining gain or loss upon the sale of stock received in a dividend from us will be equal to the total dollar amount of the dividend payable to the stockholder. Any stock received in a dividend will have a new holding period for tax purposes commencing on the day following the day on which the shares are credited to the U.S. Stockholder's account (as defined below).
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
If a partnership (including an entity treated as a partnership for U.S. federal income tax purposes) holds shares of our common stock, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. A prospective stockholder that is a partner of a partnership holding shares of our common stock should consult its tax advisor with respect to the purchase, ownership and disposition of shares of our common stock.
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
Election to be Taxed as a RIC
As a business development company, we have elected and intend to continue to qualify to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally are not subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our "investment company taxable income," which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the "Annual Distribution Requirement").

Taxation as a RIC
In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	Qualify to be treated as a business development company or be registered as a management investment company under the 1940 Act at all times during each taxable year;

•
Derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock or other securities or currencies or other income derived with respect to our business of investing in such stock, securities or currencies and net income derived from an interest in a "qualified publicly traded partnership" (as defined in the Code) (the "90% Income Test"); and

•	Diversify our holdings so that at the end of each quarter of the taxable year:

◦
At least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer (which for these purposes includes the equity securities of a "qualified publicly traded partnership"); and

◦
No more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, (i) of one issuer (ii) of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) of one or more "qualified publicly traded partnerships," (the "Diversification Tests").

To the extent that we invest in entities treated as partnerships for U.S. federal income tax purposes (other than a "qualified publicly traded partnership"), we generally must include the items of gross income derived by the partnerships for purposes of the 90% Income Test, and the income that is derived from a partnership (other than a "qualified publicly traded partnership") will be treated as qualifying income for purposes of the 90% Income Test only to the extent that such income is attributable to items of income of the partnership which would be qualifying income if realized by us directly. In addition, we generally must take into account our proportionate share of the assets held by partnerships (other than a "qualified publicly traded partnership") in which we are a partner for purposes of the Diversification Tests. If the partnership is a "qualified publicly traded partnership," the net income derived from such partnership will be qualifying income for purposes of the 90% Income Test, and interests in the partnership will be "securities" for purposes of the Diversification Tests. We monitor our investments in equity securities of entities that are treated as partnerships for U.S. federal income tax purposes to prevent our disqualification as a RIC.
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
We will be subject to a 4% non-deductible U.S. federal excise tax on certain undistributed income of RICs unless we distribute in a timely manner an amount at least equal to the sum of (i) 98% of our ordinary income recognized during the calendar year, (ii) 98.2% of our capital gain net income, as defined by the Code, recognized for the one year period ending October 31 in that calendar year and (iii) any income recognized, but not distributed, in preceding years.
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

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain "asset coverage" tests are met. See "Regulation as a Business Development Company – Senior Securities." Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or to avoid the excise tax, we may make such dispositions at times that, from an investment standpoint, are not advantageous.
On June 26, 2014, we received a private letter ruling from the Internal Revenue Service (the "IRS") permitting us to pay up to 80% of our required dividends in stock for the tax years ending August 31, 2014 and August 31, 2015. Any dividends paid in stock will be taxable to the shareholder as if the dividend had been paid in cash and we will receive a dividend paid deduction for such distribution.
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
We will make available to each of our U.S. Stockholders, as promptly as possible after the end of each calendar year, a notice detailing, on a per share basis, the amounts includible in such U.S. Stockholder's taxable income for such year as ordinary income and as long-term capital gain. In addition, the amount and the U.S. federal tax status of each year's distributions generally will be reported to the IRS. Distributions may also be subject to additional state, local and foreign taxes depending on a U.S. Stockholder's particular situation.

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
In addition, after June 30, 2014, withholding at a rate of 30% will be required on dividends in respect of, and after December 31, 2016, withholding at a rate of 30% will be required on gross proceeds from the sale of, shares of our stock held by or through certain foreign financial institutions (including investment funds), unless such institution enters into an agreement with the Secretary of the Treasury to report, on an annual basis, information with respect to interests in, and accounts maintained by, the institution to the extent such interests or accounts are held by certain U.S. persons or by certain non-U.S. entities that are wholly or partially owned by U.S. persons and to withhold on certain payments. Accordingly, the entity through which our shares are held will affect the determination of whether such withholding is required. An intergovernmental agreement between the United States and an applicable foreign country, or future Treasury regulations or other guidance, may modify these requirements. Similarly, dividends in respect of, and gross proceeds from the sale of, our shares held by an investor that is a non-financial non-U.S. entity that does not qualify under certain exemptions will be subject to withholding at a rate of 30%, unless such entity either (i) certifies to us that such entity does not have any "substantial United States owners" or (ii) provides certain information regarding the entity's "substantial United States owners," which we will in turn provide to the IRS. We will not pay any additional amounts to stockholders in respect of any amounts withheld. Non-U.S. Stockholders are encouraged to consult their tax advisors regarding the possible implications of the legislation on their investment in our shares.
A Non-U.S. Stockholder generally will be required to comply with certain certification procedures to establish that such holder is not a U.S. person in order to avoid backup withholding with respect to payments of dividends, including deemed payments of constructive dividends, or the proceeds of a disposition of our common stock. In addition, we are required to annually report to the IRS and each Non-U.S. Stockholder the amount of any dividends or constructive dividends treated as paid to such Non-U.S. Stockholder, regardless of whether any tax was actually withheld. Copies of the information returns reporting such dividend or constructive dividend payments and the amount withheld may also be made available to the tax authorities in the country in which a Non-U.S. Stockholder resides under the provisions of an applicable income tax treaty. Backup withholding is not an additional tax, and any amounts withheld under the backup withholding rules generally will be allowed as a refund or credit against a Non-U.S. Stockholder's U.S. federal income tax liability, if any, provided that certain required information is provided timely to the IRS.
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
Regulation as a Business Development Company
General
We are a closed-end, non-diversified investment company that has filed an election to be treated as a BDC under the 1940 Act and has elected to be treated as a RIC under Subchapter M of the Code. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than "interested persons," as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities.
We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an "underwriter" as that term is defined in the Securities Act of 1933. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate and other market fluctuations. However, in connection with an investment or acquisition financing of a portfolio company, we may purchase or otherwise receive warrants to purchase the common stock of the portfolio company. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except with respect to money market funds, we generally cannot acquire more than 3% of the voting stock of any regulated investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments subject our stockholders indirectly to additional expenses. None of these policies are fundamental and may be changed without stockholder approval.
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

1.
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An "eligible portfolio company" is defined in the 1940 Act and rules adopted pursuant thereto as any issuer which:

a.	is organized under the laws of, and has its principal place of business in, the United States;

b.
is not an investment company (other than a small business investment company wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act for certain financial companies such as banks, brokers, commercial finance companies, mortgage companies and insurance companies; and

c.	satisfies any of the following:

i.	does not have any class of securities with respect to which a broker or dealer may extend margin credit;

ii.
is controlled by a business development company or a group of companies including a business development company and the business development company has an affiliated person who is a director of the eligible portfolio company;

iii.	is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million;

iv.	does not have any class of securities listed on a national securities exchange; or

v.	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million.

2.	Securities in companies that were eligible portfolio companies when we made our initial investment if certain other requirements are satisfied.

3.	Securities of any eligible portfolio company which we control.

4.
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

5.
Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

6.	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

7.	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
In addition, a business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2), (3) or (4) above.

Managerial Assistance to Portfolio Companies
In order to count portfolio securities as qualifying assets for the purpose of the 70% test, a business development company must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the business development company purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. "Making available significant managerial assistance" refers to any arrangement whereby we provide significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company. We are also deemed to be providing managerial assistance to all portfolio companies that we control, either by ourselves or in conjunction with others. The nature and extent of significant managerial assistance provided by us will vary according to the particular needs of each portfolio company. Examples of such activities include advice on marketing, operations, fulfillment and overall strategy, capital budgeting, managing relationships with financing sources, recruiting management personnel, evaluating acquisition and divestiture opportunities, participating in board and management meetings, consulting with and advising officers of portfolio companies, and providing other organizational and financial guidance. We provide significant managerial assistance to all portfolio companies that we control, either by ourselves or in conjunction with others. Prospect Administration provides such managerial assistance on our behalf to portfolio companies, including controlled companies, when we are required to provide this assistance, utilizing personnel from Prospect Capital Management.
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
Senior Securities
We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any preferred stock or public debt securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios after giving effect to such distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see "Risk Factors – Risks Relating to Our Securities."
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
Compliance Policies and Procedures
We and the Investment Adviser have adopted and implemented written policies and procedures reasonably designed to prevent violation of the U.S. federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and to designate a Chief Compliance Officer to be responsible for administering the policies and procedures. Brian H. Oswald serves as our Chief Compliance Officer.

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
Proxy voting records.    Clients may obtain information about how Prospect Capital Management voted proxies on their behalf by making a written request for proxy voting information to: Compliance Officer, Prospect Capital Management LLC, 10 East 40th Street, 42nd Floor, New York, NY 10016.
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
The Sarbanes-Oxley Act of 2002 also requires us to continually review our policies and procedures to ensure that we remain in compliance with all rules promulgated thereunder.

Available Information
We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This information is available free of charge by contacting us at (212) 448-0702 or on our website at www.prospectstreet.com. Information contained on our website is not incorporated into this Annual Report and you should not consider such information to be part of this Annual Report. You also may inspect and copy these reports, proxy statements and other information, as well as the Annual Report and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street NE, Washington, D.C. 20549. Such information is also available from the EDGAR database on the SEC's website at http://www.sec.gov. You also can obtain copies of such information, after paying a duplicating fee, by sending a request by e-mail to publicinfo@sec.gov or by writing the SEC's Public Reference Branch, Office of Consumer Affairs and Information Services, Securities and Exchange Commission, Washington, D.C. 20549. You may obtain information on the operation of the SEC's Public Reference Room by calling the SEC at (202) 551-8090 or (800) SEC-0330.
Item 1A. Risk Factors
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
Forward-Looking Statements
Our annual report on Form l0-K for the year ended June 30, 2014, any of our quarterly reports on Form 10-Q or current reports on Form 8-K, or any other oral or written statements made in press releases or otherwise by or on behalf of Prospect Capital Corporation may contain forward-looking statements within the meaning of the Section 21E of the Exchange Act, which involve certain risks and uncertainties. Forward-looking statements predict or describe our future operations, business plans, business and investment strategies and portfolio management and the performance of our investments and our investment management business. These forward-looking statements are identified by their use of such terms and phrases as "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projected," "projections," "plans," "seeks," "anticipates," "anticipated," "should," "could," "may," "will," "designed to," "foreseeable future," "believe," "believes," "scheduled" and similar expressions. Our actual results or outcomes may differ materially from those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Our actual results may differ significantly from any results expressed or implied by these forward-looking statements. Some, but not all, of the factors that might cause such a difference include, but are not limited to:

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
Risks Relating to Our Business
Capital markets could experience a period of disruption and instability. Such market conditions have historically and could again have a material and adverse effect on debt and equity capital markets in the United States and abroad, which could have a materially negative impact on our business and operations.
Global capital markets have periodically experienced periods of instability as evidenced by the extended disruptions from 2007 to 2010 in liquidity in the debt capital markets, significant losses in the principal value of investments, the re-pricing of credit risk in the markets and the failure of certain major financial institutions. Such conditions may occur for a prolonged period of time. These market conditions have historically and could again have a material adverse effect on debt and equity capital markets in the United States and Europe, which could have a materially negative impact on our business, financial condition and results of operations. We and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital. In such circumstances, equity capital may be difficult to raise because subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without general approval by our stockholders, which we currently have, and approval of the specific issuance by our Board of Directors. In addition, our ability to incur indebtedness or issue preferred stock is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 200% immediately after each time we incur indebtedness or issue preferred stock. The debt capital that may be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.
Market conditions may in the future make it difficult to extend the maturity of or refinance our existing indebtedness, including the final maturity of our credit facility in March 2015, and any failure to do so could have a material adverse effect on our business. The illiquidity of our investments may make it difficult for us to sell such investments if required. As a result, we may realize significantly less than the value at which we have recorded our investments.
Given the extreme volatility and dislocation that the capital markets have historically experienced, many BDCs have faced, and may in the future face, a challenging environment in which to raise capital. We may in the future have difficulty accessing debt and equity capital, and a severe disruption in the global financial markets or deterioration in credit and financing conditions could have a material adverse effect on our business, financial condition and results of operations. In addition, significant changes in the capital markets, including the extreme volatility and disruption, have had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition or results of operations. The Investment Adviser does not know how long the financial markets will continue to be affected by these events and cannot predict the effects of these or similar events in the future on the United States economy and securities markets or on our investments. The Investment Adviser monitors developments and seeks to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that it will be successful in doing so; and the Investment Adviser may not timely anticipate or manage existing, new or additional risks, contingencies or developments, including regulatory developments in the current or future market environment.
We are required to record certain of our assets at fair value, as determined in good faith by our Board of Directors in accordance with our valuation policy. As a result, volatility in the capital markets may have a material adverse effect on our investment valuations and our net asset value, even if we plan to hold investments to maturity.

Uncertainty about the financial stability of the United States and of several countries in the European Union (EU) could have a significant adverse effect on our business, financial condition and results of operations.
Due to federal budget deficit concerns, S&P downgraded the federal government's credit rating from AAA to AA+ for the first time in history on August 5, 2011. Further, Moody's and Fitch have warned that they may downgrade the federal government's credit rating. Further downgrades or warnings by S&P or other rating agencies, and the United States government's credit and deficit concerns in general, including issues around the federal debt ceiling, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.
In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the debt crisis in Europe or any similar crisis could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European financial institutions. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected.
On December 18, 2013, the Federal Reserve announced that it would scale back its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve's holdings of long-term securities until key economic indicators, such as the unemployment rate, show signs of improvement. The Federal Reserve signaled it would reduce its purchases of long-term Treasury bonds and would scale back on its purchases of mortgage-backed securities. It is unclear what effect, if any, the incremental reduction in the rate of the Federal Reserve's monthly purchases will have on the value of our investments. However, it is possible that absent continued quantitative easing by the Federal Reserve, these developments, along with the United States government's federal debt ceiling issues and the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.
We may suffer credit losses.
Investment in small and middle-market companies is highly speculative and involves a high degree of risk of credit loss. These risks are likely to increase during volatile economic periods. See "Risks Related to Our Investments."
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
A number of entities compete with us to make the types of investments that we make in middle-market companies. We compete with other BDCs, public and private funds, commercial and investment banks, commercial financing companies, insurance companies, hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC and that the Code imposes on us as a RIC. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to pursue attractive investment opportunities from time to time.
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
We could experience fluctuations in our quarterly operating results due to a number of factors, including the level of structuring fees received, the interest or dividend rates payable on the debt or equity securities we hold, the default rate on debt securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets, and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.
Our most recent NAV was calculated on June 30, 2014 and our NAV when calculated effective September 30, 2014 and thereafter may be higher or lower.
Our most recently estimated NAV per share is $10.56 determined by us as of June 30, 2014. NAV per share as of September 30, 2014 may be higher or lower than $10.56 based on potential changes in valuations, issuances of securities, dividends paid and earnings for the quarter then ended. Our Board of Directors has not yet determined the fair value of portfolio investments at any date subsequent to June 30, 2014. Our Board of Directors determines the fair value of our portfolio investments on a quarterly basis in connection with the preparation of quarterly financial statements and based on input from independent valuation firms, the Investment Adviser, the Administrator and the Audit Committee of our Board of Directors.
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
In the course of our investing activities, under the Investment Advisory Agreement we pay base management and incentive fees to Prospect Capital Management and reimburse Prospect Capital Management for certain expenses it incurs. As a result of the Investment Advisory Agreement, there may be times when the senior management team of Prospect Capital Management has interests that differ from those of our stockholders, giving rise to a conflict.
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
The income incentive fee payable by us is computed and paid on income that may include interest that has been accrued but not yet received in cash. If a portfolio company defaults on a loan that has a deferred interest feature, it is possible that interest accrued under such loan that has previously been included in the calculation of the income incentive fee will become uncollectible. If this happens, we will reverse the interest that was recorded but Prospect Capital Management is not required to reimburse us for any such income incentive fee payments that were received in the past but would reduce the current period incentive fee for the effects of the reversal, if any. If we do not have sufficient liquid assets to pay this incentive fee or distributions to stockholders on such accrued income, we may be required to liquidate assets in order to do so. This fee structure could give rise to a conflict of interest for Prospect Capital Management to the extent that it may encourage Prospect Capital Management to favor debt financings that provide for deferred interest, rather than current cash payments of interest.
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
Changes in the laws or regulations governing our business or the businesses of our portfolio companies and any failure by us or our portfolio companies to comply with these laws or regulations could negatively affect the profitability of our operations or the profitability of our portfolio companies.
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
To maintain our qualification for U.S. federal income tax purposes as a RIC under Subchapter M of the Code and obtain RIC tax treatment, we must meet certain source of income, annual distribution and asset diversification requirements.
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
If we fail to qualify as a RIC for any reason or become subject to corporate income tax, the resulting corporate taxes would substantially reduce our net assets, the amount of income available for distribution, and the actual amount of our distributions. Such a failure would have a materially adverse effect on us and our stockholders. For additional information regarding asset coverage ratio and RIC requirements, see "Business – Material U.S. Federal Income Tax Considerations" and "Business – Regulation as a Business Development Company."
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
Since in some cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty distributing at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, as required to maintain RIC tax treatment. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify for RIC treatment and thus become subject to corporate-level income tax. See "Business – Material U.S. Federal Income Tax Considerations" and "Business – Regulation as a Business Development Company."
Regulations governing our operation as a business development company affect our ability to raise, and the way in which we raise, additional capital.
We have incurred indebtedness under our revolving credit facility and through the issuance of the Senior Notes and, in the future, may issue preferred stock or debt securities and/or borrow additional money from banks or other financial institutions, which we refer to collectively as "senior securities," up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a BDC, to incur indebtedness or issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test, which would prohibit us from paying dividends in cash or other property and could prohibit us from qualifying as a RIC. If we cannot satisfy this test, we may be required to sell a portion of our investments or sell additional shares of common stock at a time when such sales may be disadvantageous in order to repay a portion of our indebtedness or otherwise increase our net assets. In addition, issuance of additional common stock could dilute the percentage ownership of our current stockholders in us.
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
We may securitize assets to generate cash for funding new investments. We refer to the term securitize to describe a form of leverage under which a company such as us (sometimes referred to as an "originator" or "sponsor") transfers income producing assets to a single-purpose, bankruptcy-remote subsidiary (also referred to as a "special purpose entity" or "SPE"), which is established solely for the purpose of holding such assets and entering into a structured finance transaction. The SPE then issues notes secured by such assets. The special purpose entity may issue the notes in the capital markets either publicly or privately to a variety of investors, including banks, non-bank financial institutions and other investors. There may be a single class of notes or multiple classes of notes, the most senior of which carries less credit risk and the most junior of which may carry substantially the same credit risk as the equity of the SPE.
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
In accordance with the above description, to securitize loans, we may create a wholly-owned subsidiary and contribute a pool of our assets to such subsidiary. The SPE may be funded with, among other things, whole loans or interests from other pools and such loans may or may not be rated. The SPE would then sell its notes to purchasers who we would expect to be willing to accept a lower interest rate and the absence of any recourse against us to invest in a pool of income producing assets to which none of our creditors would have access. We would retain all or a portion of the equity in the SPE. An inability to successfully securitize portions of our portfolio or otherwise leverage our portfolio through secured and unsecured borrowings could limit our ability to grow our business and fully execute our business strategy, and could decrease our earnings. However, the successful securitization of portions of our portfolio exposes us to a risk of loss for the equity we retain in the SPE and might expose us to greater risk on our remaining portfolio because the assets we retain may tend to be those that are riskier and more likely to generate losses. A successful securitization may also impose financial and operating covenants that restrict our business activities and may include limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. The 1940 Act may also impose restrictions on the structure of any securitizations.
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
We seek to generate both current income and capital appreciation. However, the securities we invest in may not appreciate and, in fact, may decline in value, and the issuers of debt securities we invest in may default on interest and/or principal payments. Accordingly, we may not be able to realize gains from our investments, and any gains that we do realize may not be sufficient to offset any losses we experience. See "Business – Our Investment Objective and Policies."
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
In addition, decreases in the market values or fair values of our investments are recorded as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets experienced during a financial crisis will result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio will reduce our NAV by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses which could have a material adverse impact on our business, financial condition and results of operations. We have no policy regarding holding a minimum level of liquid assets. As such, a high percentage of our portfolio generally is not liquid at any given point in time. See "The lack of liquidity may adversely affect our business."
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
Some of our portfolio companies have relatively short or no operating histories. These companies are and will be subject to all of the business risk and uncertainties associated with any new business enterprise, including the risk that these companies may not reach their investment objective and the value of our investment in them may decline substantially or fall to zero. In addition, investment in the middle market companies that we are targeting involves a number of other significant risks, including:

•
These companies may have limited financial resources and may be unable to meet their obligations under their securities that we hold, which may be accompanied by a deterioration in the value of their securities or of any collateral with respect to any securities and a reduction in the likelihood of our realizing on any guarantees we may have obtained in connection with our investment.

•
They may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns.

•
Because many of these companies are privately held companies, public information is generally not available about these companies. As a result, we will depend on the ability of the Investment Adviser to obtain adequate information to evaluate these companies in making investment decisions. If the Investment Adviser is unable to uncover all material information about these companies, it may not make a fully informed investment decision, and we may lose money on our investments.

•
They are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a materially adverse impact on our portfolio company and, in turn, on us.

•
They may have less predictable operating results, may from time to time be parties to litigation, may be engaged in changing businesses with products subject to a risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position.

•	They may have difficulty accessing the capital markets to meet future capital needs.

•	Changes in laws and regulations, as well as their interpretations, may adversely affect their business, financial structure or prospects.

•	Increased taxes, regulatory expense or the costs of changes to the way they conduct business due to the effects of climate change may adversely affect their business, financial structure or prospects.
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
We may purchase common and other equity securities. Although common stock has historically generated higher average total returns than fixed income securities over the long-term, common stock has significantly more volatility in those returns and may significantly underperform relative to fixed income securities. The equity securities we acquire may fail to appreciate and may decline in value or become worthless and our ability to recover our investment will depend on our portfolio company's success. Investments in equity securities involve a number of significant risks, including:

•
Any equity investment we make in a portfolio company could be subject to further dilution as a result of the issuance of additional equity interests and to serious risks as a junior security that will be subordinate to all indebtedness (including trade creditors) or senior securities in the event that the issuer is unable to meet its obligations or becomes subject to a bankruptcy process.

•	To the extent that the portfolio company requires additional capital and is unable to obtain it, we may not recover our investment.

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

There are special risks associated with investing in preferred securities, including:

•
Preferred securities may include provisions that permit the issuer, at its discretion, to defer distributions for a stated period without any adverse consequences to the issuer. If we own a preferred security that is deferring its distributions, we may be required to report income for tax purposes before we receive such distributions.

•	Preferred securities are subordinated to debt in terms of priority to income and liquidation payments, and therefore will be subject to greater credit risk than debt.

•	Preferred securities may be substantially less liquid than many other securities, such as common stock or U.S. government securities.

•	Generally, preferred security holders have no voting rights with respect to the issuing company, subject to limited exceptions.
Additionally, when we invest in first lien senior secured loans (including unitranche loans), second lien senior secured loans or unsecured debt, we may acquire warrants or other equity securities as well. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.
We may invest, to the extent permitted by law, in the equity securities of investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds and, to the extent we so invest, will bear our ratable share of any such company's expenses, including management and performance fees. We will also remain obligated to pay management and incentive fees to Prospect Capital Management with respect to the assets invested in the securities and instruments of such companies. With respect to each of these investments, each of our common stockholders will bear his or her share of the management and incentive fee of Prospect Capital Management as well as indirectly bearing the management and performance fees and other expenses of any such investment funds or advisers.
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
Our portfolio companies may have, or may be permitted to incur, other debt or issue other equity securities that rank equally with or senior to our investments. By their terms, such instruments may provide that the holders are entitled to receive payment of dividends, interest or principal on or before the dates on which we are entitled to receive payments in respect of our investments. These debt instruments would usually prohibit the portfolio companies from paying interest on or repaying our investments in the event and during the continuance of a default under such debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of securities ranking senior to our investment in that portfolio company typically are entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such holders, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of securities ranking equally with our investments, we would have to share on an equal basis any distributions with other security holders in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.
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
When we are a debt or minority equity investor in a portfolio company, we are often not in a position to exert influence on the entity, and other debt holders, other equity holders and portfolio company management may make decisions that could decrease the value of our portfolio holdings.
When we make debt or minority equity investments, we are subject to the risk that a portfolio company may make business decisions with which we disagree and the other equity holders and management of such company may take risks or otherwise act in ways that do not serve our interests. As a result, a portfolio company may make decisions that could decrease the value of our investment. In addition, when we hold a subordinate debt position, other more senior debt holders may make decisions that could decrease the value of our investment.
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
Our failure to make follow-on investments in our existing portfolio companies could impair the value of our portfolio.
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
We may have limited access to information about privately-held companies in which we invest.
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
Although a substantial amount of our debt investments are protected by holding security interests in the assets of the portfolio companies, we may not be able to fully realize the value of the collateral securing our investments due to one or more of the following factors:

•
Our debt investments may be in the form of unsecured loans, therefore our liens on the collateral, if any, are subordinated to those of the senior secured debt of the portfolio companies, if any. As a result, we may not be able to control remedies with respect to the collateral.

•
The collateral may not be valuable enough to satisfy all of the obligations under our secured loan, particularly after giving effect to the repayment of secured debt of the portfolio company that ranks senior to our loan.

•	Bankruptcy laws may limit our ability to realize value from the collateral and may delay the realization process.

•	Our rights in the collateral may be adversely affected by the failure to perfect security interests in the collateral.

•	The need to obtain regulatory and contractual consents could impair or impede how effectively the collateral would be liquidated and could affect the value received.

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
Our investment strategy contemplates potential investments in securities of foreign companies, including those located in emerging market countries. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Such risks are more pronounced in emerging market countries.
Although currently substantially all of our investments are, and we expect that most of our investments will be, U.S. dollar-denominated, investments that are denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments.
We may expose ourselves to risks if we engage in hedging transactions.
We may employ hedging techniques to minimize certain investment risks, such as fluctuations in interest and currency exchange rates, but we can offer no assurance that such strategies will be effective. If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. Furthermore, our ability to engage in hedging transactions may also be adversely affected by rules adopted by the U.S. Commodity Futures Trading Commission.
The success of our hedging transactions depends on our ability to correctly predict movements, currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. The degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies. We have no current intention of engaging in any of the hedging transaction described above, although it reserves the right to do so in the future.
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
CLOs typically will have no significant assets other than their underlying senior secured loans; payments on CLO investments are and will be payable solely from the cash flows from such senior secured loans.
CLOs typically will have no significant assets other than their underlying senior secured loans. Accordingly, payments on CLO investments are and will be payable solely from the cash flows from such senior secured loans, net of all management fees and other expenses. Payments to us as a holder of CLO junior securities are and will be made only after payments due on the senior secured notes, and, where appropriate, the junior secured notes, have been made in full. This means that relatively small numbers of defaults of senior secured loans may adversely impact our returns.
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
There is the potential for interruption and deferral of cash flow from CLO investments.
If certain minimum collateral value ratios and/or interest coverage ratios are not met by a CLO, primarily due to senior secured loan defaults, then cash flow that otherwise would have been available to pay distributions to us on our CLO investments may instead be used to redeem any senior notes or to purchase additional senior secured loans, until the ratios again exceed the minimum required levels or any senior notes are repaid in full. This could result in an elimination, reduction or deferral in the distribution and/or principal paid to the holders of the CLO investments, which would adversely impact our returns.
Investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments.
Our CLO investment strategy allows investments in foreign CLOs. Investing in foreign entities may expose us to additional risks not typically associated with investing in U.S. issuers. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Further, we, and the CLOs in which we invest, may have difficulty enforcing creditor's rights in foreign jurisdictions. In addition, the underlying companies of the CLOs in which we invest may be foreign, which may create greater exposure for us to foreign economic developments.

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
The Volcker Rule may impact how we operate our business.
Section 13 of the Bank Holding Company Act of 1956, as amended, often referred to as the "Volcker Rule," is expected to impose significant restrictions on banking entities' ability to sponsor or invest in hedge funds, private equity funds or commodity pools, collectively referred to as covered funds. Certain CLOs will be considered covered funds under the Volcker Rule and banking entities' investments in such CLOs may be considered ownership interests that are prohibited. The rules are highly complex, and many aspects of the implementation of the Volcker Rule remain unclear. We are in the process of assessing the impact of the Volcker Rule on our investments, CLOs and on our industry. The Volcker Rule may have a material adverse effect on our ability to invest in bank-sponsored CLOs in the future and therefore may adversely affect our share price.

Risks affecting investments in real estate.
We make investments in commercial and multi-family residential real estate through our three wholly-owned real estate investment trusts ("REITs"), American Property REIT Corp., National Property REIT Corp. and United Property REIT Corp. (collectively, "our REITs"). A number of factors may prevent each of our REIT's properties and assets from generating sufficient net cash flow or may adversely affect their value, or both, resulting in less cash available for distribution, or a loss, to us. These factors include:

•	national economic conditions;

•	regional and local economic conditions (which may be adversely impacted by plant closings, business layoffs, industry slow-downs, weather conditions, natural disasters, and other factors);

•	local real estate conditions (such as over-supply of or insufficient demand for office space);

•	changing demographics;

•	perceptions by prospective tenants of the convenience, services, safety, and attractiveness of a property;

•	the ability of property managers to provide capable management and adequate maintenance;

•	the quality of a property's construction and design;

•	increases in costs of maintenance, insurance, and operations (including energy costs and real estate taxes);

•	changes in applicable laws or regulations (including tax laws, zoning laws, or building codes);

•	potential environmental and other legal liabilities;

•
the level of financing used by our REITs in respect of their properties, increases in interest rate levels on such financings and the risk that one of our REITs will default on such financings, each of which increases the risk of loss to us;

•	the availability and cost of refinancing;

•	the ability to find suitable tenants for a property and to replace any departing tenants with new tenants;

•	potential instability, default or bankruptcy of tenants in the properties owned by our REITs;

•	potential limited number of prospective buyers interested in purchasing a property that one of our REITs wishes to sell; and

•	the relative illiquidity of real estate investments in general, which may make it difficult to sell a property at an attractive price or within a reasonable time frame.
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
With certain limited exceptions, as a BDC, we are only allowed to borrow amounts or otherwise issue senior securities such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing or other issuance. The amount of leverage that we employ will depend on the Investment Adviser's and our Board of Directors' assessment of market conditions and other factors at the time of any proposed borrowing. There is no assurance that a leveraging strategy will be successful. Leverage involves risks and special considerations for stockholders, any of which could adversely affect our business, financial condition and results of operations, including the following:

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

•	Making it more difficult for us to meet our payment and other obligations under the Senior Notes and our other outstanding debt;

•
The occurrence of an event of default if we fail to comply with the financial and/or other restrictive covenants contained in our debt agreements, including the credit agreement and each indenture governing the Senior Notes, which event of default could result in all or some of our debt becoming immediately due and payable;

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
In addition, our ability to meet our payment and other obligations of the Senior Notes and our credit facility depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under our existing credit facility or otherwise, in an amount sufficient to enable us to meet our payment obligations under the Senior Notes and our other debt and to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, including the Senior Notes, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the Senior Notes and our other debt.
Illustration.    The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of interest expense. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $6.5 billion in total assets, (ii) an average cost of funds of 5.41%, (iii) $2.8 billion in debt outstanding and (iv) $3.7 billion of shareholders' equity.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding Return to Stockholder	(21.7)%	(12.9)%	(4.1)%	4.7%	13.5%

The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table.
The Senior Convertible Notes and the Senior Unsecured Notes present other risks to holders of our common stock, including the possibility that such Notes could discourage an acquisition of us by a third party and accounting uncertainty.
Certain provisions of the Senior Convertible Notes and the Senior Unsecured Notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of the Senior Convertible Notes and the Senior Unsecured Notes will have the right, at their option, to require us to repurchase all of their Senior Convertible Notes and the Senior Unsecured Notes or any portion of the principal amount of such Senior Convertible Notes and the Senior Unsecured Notes in integral multiples of $1,000, in the case of the Senior Convertible Notes, the 2023 Notes and the 5.00% 2019 Notes, and $25, in the case of the 2022 Notes. We may also be required to increase the conversion rate or provide for conversion into the acquirer's capital stock in the event of certain fundamental changes with respect to the Senior Convertible Notes. These provisions could discourage an acquisition of us by a third party.
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
As of June 30, 2014, we were in compliance with these covenants. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, there are no assurances that we will continue to comply with the covenants in our credit facility. Failure to comply with these covenants would result in a default under this facility which, if we were unable to obtain a waiver from the lenders thereunder, could result in an acceleration of repayments under the facility and thereby have a material adverse impact on our business, financial condition and results of operations.

Failure to extend our existing credit facility, the revolving period of which is currently scheduled to expire on March 27, 2015, could have a material adverse effect on our results of operations and financial position and our ability to pay expenses and make distributions.
The revolving period for our credit facility with a syndicate of lenders is currently scheduled to terminate on March 27, 2015, with an additional two year amortization period (with distributions allowed) after the completion of the revolving period. During such two year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the two year amortization period, the remaining balance will become due if required by the lenders. If the credit facility is not renewed or extended by the participant banks by March 27, 2015, we will not be able to make further borrowings under the facility after such date and the outstanding principal balance on that date will be due and payable on March 27, 2017. As of June 30, 2014, we had $92.0 million of outstanding borrowings under our credit facility. Interest on borrowings under the credit facility is one-month LIBOR plus 275 basis points with no minimum LIBOR floor. Additionally, the lenders charge a fee on the unused portion of the credit facility equal to either 50 basis points if at least half of the credit facility is drawn or 100 basis points otherwise. The credit facility requires us to pledge assets as collateral in order to borrow under the credit facility. If we are unable to extend our facility or find a new source of borrowing on acceptable terms, we will be required to pay down the amounts outstanding under the facility during the two-year term-out period through one or more of the following: (1) principal collections on our securities pledged under the facility, (2) at our option, interest collections on our securities pledged under the facility and cash collections on our securities not pledged under the facility, or (3) possible liquidation of some or all of our loans and other assets, any of which could have a material adverse effect on our results of operations and financial position and may force us to decrease or stop paying certain expenses and making distributions until the facility is repaid. In addition, our stock price could decline significantly, we would be restricted in our ability to acquire new investments and, in connection with our year-end audit, our independent registered accounting firm could raise an issue as to our ability to continue as a going concern.
Failure to refinance our existing Senior Notes could have a material adverse effect on our results of operations and financial position.
Our Senior Notes mature at various dates from December 15, 2015 to October 15, 2043. If we are unable to refinance our Senior Notes or find a new source of borrowing on acceptable terms, we will be required to pay down the amounts outstanding at maturity under the facility during the two-year term-out period through one or more of the following: (1) borrowing additional funds under our then current credit facility, (2) issuance of additional common stock or (3) possible liquidation of some or all of our loans and other assets, any of which could have a material adverse effect on our results of operations and financial position. In addition, our stock price could decline significantly; we would be restricted in our ability to acquire new investments and, in connection with our year-end audit, our independent registered accounting firm could raise an issue as to our ability to continue as a going concern.
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
Shares of closed-end investment companies frequently trade at a market price that is less than the net asset value that is attributable to those shares. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share may decline. It is not possible to predict whether any shares of our common stock will trade at, above, or below net asset value. In the past, the stocks of BDCs as an industry, including at times shares of our common stock, traded below net asset value as a result of concerns over liquidity, leverage restrictions and distribution requirements. When our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining approval for such issuance from our stockholders and our independent directors. At our 2013 annual meeting of stockholders held on December 6, 2013, our stockholders approved our ability, subject to the condition that the maximum number of shares salable below net asset value pursuant to this authority in any particular offering that could result in such dilution is limited to 25% of our then outstanding common stock immediately prior to each such offering, to sell shares of our common stock at any level of discount from net asset value per share during the 12 month period following December 6, 2013.
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
At our 2013 annual meeting of stockholders held on December 6, 2013, our stockholders approved our ability, subject to the condition that the maximum number of shares salable below net asset value pursuant to this authority in any particular offering that could result in such dilution is limited to 25% of our then outstanding common stock immediately prior to each such offering, to sell shares of our common stock at any level of discount from net asset value per share during the 12 month period following December 6, 2013. The issuance or sale by us of shares of our common stock or securities to subscribe for or are convertible into shares of our common stock at a discount to net asset value poses a risk of dilution to our stockholders. In particular, stockholders who do not purchase additional shares of common stock at or below the discounted price in proportion to their current ownership will experience an immediate decrease in net asset value per share (as well as in the aggregate net asset value of their shares of common stock if they do not participate at all). These stockholders will also experience a disproportionately greater decrease in their participation in our earnings and assets and their voting power than the increase we experience in our assets, potential earning power and voting interests from such issuance or sale. In addition, such sales may adversely affect the price at which our common stock trades. We have sold shares of our common stock at prices below net asset value per share in the past and may do so to the future. We have not sold any shares of our common stock at prices below net asset value per share since July 18, 2011.
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
On February 10, 2014, we received an exemptive order from the SEC (the "Order") that gave us the ability to negotiate terms other than price and quantity of co-investment transactions with other funds managed by the Investment Adviser or certain affiliates, including Priority Senior Secured Income Fund, Inc. and Pathway Energy Infrastructure Fund, Inc., subject to the conditions included therein. In certain situations where co-investment with one or more funds managed by the Investment Adviser or its affiliates is not covered by the Order, such as when there is an opportunity to invest in different securities of the same issuer, the personnel of the Investment Adviser or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. Moreover, except in certain circumstances, when relying on the Order, we will be unable to invest in any issuer in which one or more funds managed by the Investment Adviser or its affiliates has previously invested.
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

•	price and volume fluctuations in the overall stock market from time to time;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or business development companies;

•	loss of RIC qualification;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	departure of one or more of Prospect Capital Management's key personnel;

•	operating performance of companies comparable to us;

•	short-selling pressure with respect to shares of our common stock or BDCs generally;

•	future sales of our securities convertible into or exchangeable or exercisable for our common stock or the conversion of such securities, including the Senior Convertible Notes;

•	uncertainty surrounding the strength of the U.S. economic recovery;

•	concerns regarding European sovereign debt;

•	changes in prevailing interest rates;

•	litigation matters;

•	general economic trends and other external factors; and

•	loss of a major funding source.
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

Our charter and bylaws also provide that our Board of Directors has the exclusive power to adopt, alter or repeal any provision of our bylaws, and to make new bylaws. The Maryland General Corporation Law also contains certain provisions that may limit the ability of a third party to acquire control of us, such as:

•
The Maryland Business Combination Act, which, subject to certain limitations, prohibits certain business combinations between us and an "interested stockholder" (defined generally as any person who beneficially owns 10% or more of the voting power of the common stock or an affiliate thereof) for five years after the most recent date on which the stockholder becomes an interested stockholder and, thereafter, imposes special minimum price provisions and special stockholder voting requirements on these combinations.

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

The provisions of the Maryland Business Combination Act will not apply, however, if our Board of Directors adopts a resolution that any business combination between us and any other person will be exempt from the provisions of the Maryland Business Combination Act. Our Board of Directors has adopted a resolution that any business combination between us and any other person is exempted from the provisions of the Maryland Business Combination Act, provided that the business combination is first approved by the Board of Directors, including a majority of the directors who are not interested persons as defined in the 1940 Act. There can be no assurance that this resolution will not be altered or repealed in whole or in part at any time. If the resolution is altered or repealed, the provisions of the Maryland Business Combination Act may discourage others from trying to acquire control of us.
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
We may distribute taxable dividends that are payable in part in our stock. The IRS has issued a private letter ruling on cash/stock dividends paid by us if certain requirements are satisfied, and the ruling permits us to declare such taxable cash/stock dividends, up to 80% in stock, with respect to our taxable years ending August 31, 2014 and August 31, 2015. Taxable stockholders receiving such dividends would be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. Stockholder (as defined in "Material U.S. Federal Income Tax Considerations") may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. Stockholder sells the stock it receives as a dividend in order to pay this tax, it may be subject to transaction fees (e.g. broker fees or transfer agent fees) and the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of its stock at the time of the sale. Furthermore, with respect to Non-U.S. Stockholders (as defined in "Material U.S. Federal Income Tax Considerations"), we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock. It is unclear whether and to what extent we will be able to pay dividends in cash and our stock.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
We do not own any real estate or other physical properties materially important to our operation. Our principal executive offices are located at 10 East 40th Street, New York, New York 10016, where we occupy our office space pursuant to our Administration Agreement with Prospect Administration. The office facilities, which are shared with the Investment Adviser and Administrator, consist of approximately 30,216 square feet, with various leases expiring up to and through 2023. We believe that our office facilities are suitable and adequate for our business as currently conducted.
Item 3. Legal Proceedings
From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such of these matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any such litigation as of June 30, 2014.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the NASDAQ Global Select Market under the symbol "PSEC."
The following table sets forth, for the quarterly reporting periods indicated, the net asset value per share of our common stock and the high and low sales prices for our common stock, as reported on the NASDAQ Global Select Market. Our common stock historically has traded at prices both above and below its net asset value. There can be no assurance, however, that such premium or discount, as applicable, to net asset value will be maintained. See also ‘‘Item 1A. Risk Factors’’ in Part I of this report for additional information about the risks and uncertainties we face.

Year Ended	Net Asset Value Per Share(1)	Sales Price		Premium (Discount) of High Sales Price to Net Asset Value	Premium (Discount) of Low Sales Price to Net Asset Value
		High	Low
June 30, 2013
First quarter	$10.88	$12.21	$10.83	12.2%	(0.5%)
Second quarter	10.81	11.98	9.89	10.8%	(8.5%)
Third quarter	10.71	11.49	10.91	7.3%	1.9%
Fourth quarter	10.72	11.11	10.08	3.6%	(6.0%)

June 30, 2014
First quarter	$10.72	$11.61	$10.76	8.3%	0.4%
Second quarter	10.73	11.48	10.80	7.0%	0.7%
Third quarter	10.68	11.39	10.73	6.6%	0.5%
Fourth quarter	10.56	10.99	9.64	4.1%	(8.7%)

(1)
Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of the relevant quarter.

As of August 22, 2014, there were 127 shareholders of record of our common stock. This figure does not include a substantially greater number of beneficial holders of our common stock, whose shares are held in the names of brokers, dealers and clearing agencies.
Distribution Policy
Through March 2010, we made quarterly distributions to our stockholders out of assets legally available for distribution. In June 2010, we changed our distribution policy from a quarterly payment to a monthly payment. To the extent prudent and practicable, we currently intend to continue making distributions on a monthly basis. Our ability to pay distributions could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants. Our distributions, if any, will be determined by our Board of Directors. Certain amounts of the monthly distributions may from time to time be paid out of our capital rather than from earnings for the quarter as a result of our deliberate planning or by accounting reclassifications.
As a RIC, we generally are not subject to U.S. federal income tax on income and gains we distribute each taxable year to our stockholders, provided that in such taxable year, we distribute an amount equal to at least 90% of our investment company taxable income (as defined by the Code) to our stockholders. In addition, we will be subject to a 4% non-deductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (i) 98% of our ordinary income recognized during the calendar year, (ii) 98.2% of our capital gain net income, as defined by the Code, recognized for the one year period ending October 31 in that calendar year and (iii) any income recognized, but not distributed, in preceding years.
We had no excise tax liability for the calendar year ended December 31, 2013. Through June 30, 2014, we have an accrued prepaid excise tax balance of $2.2 million because we have made estimated excise tax payments in excess of our expected excise tax liability for the calendar year ending December 31, 2014. Tax characteristics of all distributions will be reported to stockholders, as appropriate, on Form 1099-DIV after the end of the calendar year.

In addition, although we currently intend to distribute realized net capital gains (which we define as net long-term capital gains in excess of short-term capital losses), if any, at least annually out of the assets legally available for such distributions, we may decide in the future to retain such capital gains for investment. In such event, the consequences of our retention of net capital gains are described under "Material U.S. Federal Income Tax Considerations." We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we may be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.
During the years ended June 30, 2014 and 2013, we distributed approximately $403.2 million and $271.5 million, respectively, to our stockholders. The following table summarizes our distributions declared and payable for 2013 and 2014:

Declaration Date	Record Date	Payment Date	Amount Per Share	Amount Distributed (in thousands)
5/7/2012	7/31/2012	8/24/2012	$0.101575	$16,886
5/7/2012	8/31/2012	9/21/2012	0.101600	16,897
8/21/2012	9/28/2012	10/24/2012	0.101625	17,597
8/21/2012	10/31/2012	11/22/2012	0.101650	17,736
11/7/2012	11/30/2012	12/20/2012	0.101675	21,308
12/7/2012	12/31/2012	1/23/2013	0.110000	23,669
12/7/2012	1/31/2013	2/20/2013	0.110025	24,641
2/7/2013	2/28/2013	3/21/2013	0.110050	25,307
2/7/2013	3/29/2013	4/18/2013	0.110075	26,267
2/7/2013	4/30/2013	5/23/2013	0.110100	26,620
5/6/2013	5/31/2013	6/20/2013	0.110125	27,280
5/6/2013	6/28/2013	7/18/2013	0.110150	27,299
Total declared and payable for 2013				$271,507

5/6/2013	7/31/2013	8/22/2013	$0.110175	$28,001
5/6/2013	8/30/2013	9/19/2013	0.110200	28,759
6/17/2013	9/30/2013	10/24/2013	0.110225	29,915
6/17/2013	10/31/2013	11/21/2013	0.110250	31,224
6/17/2013	11/29/2013	12/19/2013	0.110275	32,189
6/17/2013	12/31/2013	1/23/2014	0.110300	33,229
8/21/2013	1/31/2014	2/20/2014	0.110325	34,239
8/21/2013	2/28/2014	3/20/2014	0.110350	35,508
8/21/2013	3/31/2014	4/17/2014	0.110375	36,810
11/4/2013	4/30/2014	5/22/2014	0.110400	37,649
11/4/2013	5/30/2014	6/19/2014	0.110425	37,822
11/4/2013	6/30/2014	7/24/2014	0.110450	37,843
Total declared and payable for 2014				$403,188
Dividends and distributions to common stockholders are recorded on the ex-dividend date. As such, the table above includes distributions with record dates during the years ended June 30, 2014 and 2013. It does not include distributions previously declared to stockholders of record on any future dates, as those amounts are not yet determinable.

Dividend Reinvestment Plan
We maintain an "opt out" dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution (as discussed above), stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically opt out of the dividend reinvestment plan so as to receive cash distributions. Stockholders who receive distributions in the form of stock are subject to the same U.S. federal, state and local tax consequences as are stockholders who elect to receive their distributions in cash. Stockholders are advised to consult with their brokers or financial institutions, as appropriate, with respect to the administration of their dividends and related instructions. See also "Dividend Reinvestment Plan" in Part I of this report for additional information.
We primarily use newly-issued shares to implement the plan, whether our shares are trading at a premium or at a discount to net asset value. However, we reserve the right to purchase shares in the open market in connection with the implementation of the plan. Our Board of Directors determines how the stock to be distributed as part of the plan is made available.
During the years ended June 30, 2014 and 2013, we distributed 1,408,070 and 1,450,578 shares of our common stock, respectively, in connection with the dividend reinvestment plan. All of the shares distributed were new issues. The following table summarizes the shares issued through the reinvestment of dividends in 2013 and 2014:

Record Date	Payment Date	Shares Issued	Value of Shares (in thousands)	% of Distribution
6/29/2012	7/24/2012	205,834	$2,287	16.1%
7/31/2012	8/24/2012	75,543	866	5.1%
8/31/2012	9/21/2012	74,494	878	5.2%
9/28/2012	10/24/2012	83,200	981	5.6%
10/31/2012	11/22/2012	84,904	904	5.1%
11/30/2012	12/20/2012	100,552	1,111	5.2%
12/31/2012	1/23/2013	160,182	1,820	7.7%
1/31/2013	2/20/2013	160,941	1,820	7.4%
2/28/2013	3/21/2013	132,237	1,470	5.8%
3/29/2013	4/18/2013	138,087	1,444	5.5%
4/30/2013	5/23/2013	117,497	1,277	4.8%
5/31/2013	6/20/2013	117,107	1,229	4.5%
Total issued in 2013		1,450,578	$16,087

6/28/2013	7/18/2013	109,437	$1,208	4.4%
7/31/2013	8/22/2013	113,610	1,246	4.4%
8/30/2013	9/19/2013	132,597	1,540	5.4%
9/30/2013	10/24/2013	135,212	1,548	5.2%
10/31/2013	11/21/2013	206,586	2,343	7.5%
11/29/2013	12/19/2013	106,620	1,208	3.8%
12/31/2013	1/23/2014	109,087	1,237	3.7%
1/31/2014	2/20/2014	88,112	995	2.9%
2/28/2014	3/20/2014	93,735	1,011	2.8%
3/31/2014	4/17/2014	86,333	938	2.5%
4/30/2014	5/22/2014	114,111	1,132	3.0%
5/30/2014	6/19/2014	112,630	1,168	3.1%
Total issued in 2014		1,408,070	$15,574
Registered stockholders who opt out of the dividend reinvestment plan must notify the plan administrator prior to the payment date in order for that distribution to be paid in cash. As such, the table above includes distributions with payment dates during the years ended June 30, 2014 and 2013. It does not include distributions previously declared and recorded as payable to stockholders on any future dates, as those amounts are not yet determinable.

Stock Performance Graph
The following graph sets forth the cumulative total shareholder return to our shareholders during the five-year period ended June 30, 2014, as well as the corresponding returns on an overall stock market index (S&P 500 Index) and our peer group index (S&P 500 Financials Select Sector Index). The graph is based on historical stock prices and measures total shareholder return, which takes into account both changes in stock price and dividends. The total return assumes that dividends were reinvested daily and is based on a $100 investment on June 30, 2009.
The graph and other information furnished under this Part II, Item 5 of this annual report on Form 10-K shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the above graph is not necessarily indicative of future stock performance.

Item 6. Selected Financial Data
The following selected financial data should be read in conjunction with "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and consolidated financial statements and notes thereto contained in "Item 8. Financial Statements and Supplementary Data" of this report. All amounts are in thousands except per share data and number of portfolio companies at year end.

	Year Ended June 30,
	2014	2013	2012	2011	2010
Summary of Operations
Total investment income	$712,291	$576,336	$320,910	$169,476	$114,559
Total operating expenses	355,068	251,412	134,226	75,255	47,369
Net investment income	357,223	324,924	186,684	94,221	67,190
Net realized and unrealized (losses) gains	(38,203)	(104,068)	4,220	24,017	(47,565)
Net increase in net assets resulting from operations	319,020	220,856	190,904	118,238	19,625

Per Share Data
Net investment income(1)	$1.19	$1.57	$1.63	$1.10	$1.13
Net increase in net assets resulting from operations(1)	1.06	1.07	1.67	1.38	0.33
Dividends to shareholders	(1.32)	(1.28)	(1.22)	(1.21)	(1.33)
Net asset value at end of year	10.56	10.72	10.83	10.36	10.30

Balance Sheet Data
Total assets	$6,477,269	$4,448,217	$2,255,254	$1,549,317	$832,695
Total debt outstanding	2,773,051	1,683,002	664,138	406,700	100,300
Net assets	3,618,182	2,656,494	1,511,974	1,114,357	711,424

Other Data
Investment purchases for the year(2)	$2,952,456	$3,103,217	$1,120,659	$953,337	$364,788
Investment sales and repayments for the year	$787,069	$931,534	$500,952	$285,562	$136,221
Number of portfolio companies at year end	143	124	85	72	58
Total return based on market value(3)	10.9%	6.2%	27.2%	17.2%	17.7%
Total return based on net asset value(3)	11.0%	10.9%	18.0%	12.5%	(6.8%)
Weighted average yield on debt portfolio at year end(4)	12.1%	13.6%	13.9%	12.8%	16.2%

(1)	Per share data is based on the weighted average number of common shares outstanding for the period presented (except for dividends to shareholders which is based on actual rate per share).

(2)	Investment purchases for the year ended June 30, 2010 includes $207,126 of portfolio investments acquired from Patriot Capital Funding, Inc.

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
The following discussion should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this annual report. In addition to historical information, the following discussion and other parts of this annual report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed in Item 1A "Risk Factors" and "Forward-Looking Statements" appearing elsewhere herein.
Overview
We are a financial services company that primarily lends to and invests in middle market privately-held companies. We are a closed-end investment company incorporated in Maryland. We have elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940 (the "1940 Act"). As a BDC, we have elected to be treated as a regulated investment company ("RIC"), under Subchapter M of the Internal Revenue Code of 1986 (the "Internal Revenue Code" or the "Code"). We invest primarily in senior and subordinated debt and equity of companies in need of capital for acquisitions, divestitures, growth, development, recapitalizations and other purposes. We work with the management teams or financial sponsors to seek investments with historical cash flows, asset collateral or contracted pro-forma cash flows.
We currently have nine origination strategies in which we make investments: (1) lending in private equity sponsored transactions, (2) lending directly to companies not owned by private equity firms, (3) control investments in corporate operating companies, (4) control investments in financial companies, (5) investments in structured credit, (6) real estate investments, (7) investments in syndicated debt, (8) aircraft leasing and (9) online lending. We continue to evaluate other origination strategies in the ordinary course of business with no specific tops-down allocation to any single origination strategy.
Lending in Private Equity Sponsored Transactions – We make loans to companies which are controlled by leading private equity firms. This debt can take the form of first lien, second lien, unitranche or unsecured loans. In making these investments, we look for a diversified customer base, recurring demand for the product or service, barriers to entry, strong historical cash flow and experienced management teams. These loans typically have significant equity subordinate to our loan position. Historically, this strategy has comprised approximately 50%-60% of our business, but more recently it is less than 50% of our business.
Lending Directly to Companies – We provide debt financing to companies owned by non-private equity firms, the company founder, a management team or a family. Here, in addition to the strengths we look for in a sponsored transaction, we also look for the alignment with the management team with significant invested capital. This strategy often has less competition than the private equity sponsor strategy because such company financing needs are not easily addressed by banks and often require more diligence preparation. Direct lending can result in higher returns and lower leverage than sponsor transactions and may include warrants or equity to us. Historically, this strategy has comprised approximately 5%-15% of our business, but more recently it is less than 5% of our business.
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
Control Investments in Financial Companies – This strategy involves acquiring controlling stakes in financial companies, including consumer direct lending, sub-prime auto lending and other strategies. Our investments in these companies are generally structured as a combination of yield-producing debt and equity. These investments are often structured in a tax-efficient RIC-compliant partnership, enhancing returns. This strategy has comprised approximately 5%-15% of our business.
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

Real Estate Investments – We make investments in real estate through our three wholly-owned tax-efficient real estate investment trusts ("REITs"), American Property REIT Corp., National Property REIT Corp. and United Property REIT Corp. (collectively, "our REITs"). Our real estate investments are in various classes of fully developed and occupied real estate properties that generate current yields. We seek to identify properties that have historically high occupancy and steady cash flow generation. Our REITs partner with established property managers with experience in managing the property type to manage such properties after acquisition. This is a more recent investment strategy that has comprised approximately 5%-10% of our business.
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
Aircraft Leasing – We invest debt as well as equity in aircraft assets subject to commercial leases to credit-worthy airlines across the globe. These investments present attractive return opportunities due to cash flow consistency from long-lived assets coupled with hard asset collateral. We seek to deliver risk-adjusted returns with strong downside protection by analyzing relative value characteristics across the spectrum of aircraft types of all vintages. Our target portfolio includes both in-production and out-of-production jet and turboprop aircraft and engines, operated by airlines across the globe. This strategy comprised approximately 1.5% of our business in the fiscal year ended June 30, 2014.
Online Lending – We make investments in loans originated by certain consumer loan and small and medium sized business (“SME”) originators. We purchase each loan in its entirety (i.e., a “whole loan”). The borrowers are consumers and SMEs. The loans are typically serviced by the originators of the loans. This strategy comprised approximately 1% of our business in the fiscal year ended June 30, 2014.
We invest primarily in first and second lien secured loans and unsecured debt, which in some cases includes an equity component. First and second lien secured loans generally are senior debt instruments that rank ahead of unsecured debt of a given portfolio company. These loans also have the benefit of security interests on the assets of the portfolio company, which may rank ahead of or be junior to other security interests. Our investments in CLOs are subordinated to senior loans and are generally unsecured. We invest in debt and equity positions of CLOs which are a form of securitization in which the cash flows of a portfolio of loans are pooled and passed on to different classes of owners in various tranches. Our CLO investments are derived from portfolios of corporate debt securities which are generally risk rated from BB to B.
We hold many of our control investments in a two-tier structure consisting of a holding company and one or more related operating companies. These holding companies serve various business purposes including concentration of management teams, optimization of third party borrowing costs, improvement of supplier, customer, and insurance terms, and enhancement of co-investments by the management teams. In these cases, our investment in the holding company, generally as equity, its equity investment in the operating company and along with any debt from us directly to the operating company structure represents our total exposure for the investment. As of June 30, 2014, as shown in our Consolidated Schedule of Investments, the cost basis and fair value of our investment in controlled companies is $1,719,242 and $1,640,454, respectively. This structure gives rise to several of the risks described in our public documents and highlighted above in Part I, Item 1A of this report. Effective for periods commencing on and after July 1, 2014, we will consolidate all wholly-owned and substantially wholly-owned holding companies formed by us for the purpose of holding our controlled investments in operating companies. We do not anticipate any significant effects of consolidating these holding companies as they hold minimal assets other than their investments in the controlled operating companies. Investment company accounting prohibits the consolidation of any operating companies.
We seek to be a long-term investor with our portfolio companies. The aggregate fair value of our portfolio investments was $6,253,739 and $4,172,852 as of June 30, 2014 and 2013, respectively. During the year ended June 30, 2014, our net cost of investments increased by $2,115,744, or 49.7%, as a result of forty-seven new investments, four revolver advances and several follow-on investments of $2,937,311, payment-in-kind interest of $15,145, structuring fees of $45,087 and net amortization of discounts and premiums of $46,297, while we received full repayments on twenty-one investments, sold eight investments, and received several partial prepayments and amortization payments totaling $787,069.
Compared to the end of last fiscal year (ended June 30, 2013), net assets increased by $961,688, or 36.2%, during the year ended June 30, 2014, from $2,656,494 to $3,618,182. This increase resulted from the issuance of new shares of our common stock (less offering costs) in the amount of $1,030,282, dividend reinvestments of $15,574, and $319,020 from operations. These increases, in turn, were offset by $403,188 in dividend distributions to our stockholders. The $319,020 from operations is net of the following: net investment income of $357,223, net realized loss on investments of $3,346, and net change in unrealized depreciation on investments of $34,857.

Fourth Quarter Highlights
Investment Transactions
During the three months ended June 30, 2014, we acquired $386,642 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $55,360, and recorded PIK interest of $2,102, resulting in gross investment originations of $444,104. During the three months ended June 30, 2014, we received full repayments on five investments, and received several partial prepayments and amortization payments totaling $169,617. The more significant of these transactions are discussed in "Portfolio Investment Activity."
SEC Matter
On May 6, 2014, we announced in our filing on Form 10-Q for the quarter ended March 31, 2014 that the SEC Staff had asserted certain of our wholly-owned holding companies were investment companies, such companies were required to be consolidated in our historical financial results and financial position, and restatement of such financial statements was needed. At that time, we disclosed that we disagreed with the views of the SEC Staff and wished to appeal the conclusion through the Office of the Chief Accountant. On June 10, 2014, based on those discussions with the Office of the Chief Accountant, we concluded the following:

•	Our historical non-consolidation of wholly-owned and substantially wholly-owned holding companies did not require restatement of our prior period financial statements.

•
Upon our adoption of ASU 2013-08 for the fiscal year ended June 30, 2015, we will begin consolidating on a prospective basis certain of our wholly-owned and substantially wholly-owned holding companies formed by us in order to facilitate our investment strategy.

While we were in discussions with the SEC, we elected to suspend our debt and equity raising activities for the remainder of the quarter and continuing through the filing of this Form 10-K. This curtailment of capital raising activities suppressed our levels of origination and growth in the fourth quarter of the fiscal year ended June 30, 2014. This reduction in originations suppressed our level of structuring fees recognized and reduced our earnings for the quarter. Originations were $1,343,356 in the quarter ended March 31, 2014 versus $444,104 in the quarter ended June 30, 2014. As a result, structuring fees fell from $24,659 in the quarter ended March 31, 2014 to $5,026 in the quarter ended June 30, 2014.
Equity Issuance
During the three months ended June 30, 2014, we sold 7,711,389 shares of our common stock at an average price of $10.91 per share, and raised $84,145 of gross proceeds, under our at-the-market offering program (the "ATM Program"). Net proceeds were $83,308 after commissions to the broker-dealer on shares sold and offering costs.
On April 17, 2014, May 22, 2014 and June 19, 2014, we issued 86,333, 114,111 and 112,630 shares of our common stock in connection with the dividend reinvestment plan, respectively.
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
Revolving Credit Facility
On May 9, 2014 and May 29, 2014, we increased total commitments to our Revolving Credit Facility by $45,000 and $20,000, respectively. The lenders have extended total commitments of $857,500 as of June 30, 2014, which was increased to $877,500 in July 2014 (see "Recent Developments").

Debt Issuance
On April 7, 2014, we issued $300,000 aggregate principal amount of senior unsecured notes that mature on July 15, 2019 (the “5.00% 2019 Notes”). Included in the issuance is $45,000 of Prospect Capital InterNotes® that were exchanged for the 5.00% 2019 Notes. The 5.00% 2019 Notes bear interest at a rate of 5.00% per year, payable semi-annually on January 15 and July 15 of each year, beginning July 15, 2014. Total proceeds from the issuance of the 5.00% 2019 Notes, net of underwriting discounts and offering costs, were $250,775.
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
During the three months ended June 30, 2014, we issued $66,554 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $65,251. These notes were issued with stated interest rates ranging from 3.75% to 6.25% with a weighted average interest rate of 5.03%. These notes mature between April 15, 2018 and May 15, 2039.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
4	$8,759	3.75%	3.75%	April 15, 2018 – May 15, 2018
5	21,950	4.25%–4.75%	4.48%	April 15, 2019 – May 15, 2019
7	15,182	5.25%	5.25%	April 15, 2021 – May 15, 2021
10	10,159	5.75%	5.75%	April 15, 2024 – May 15, 2024
25	10,504	6.25%	6.25%	April 15, 2039 – May 15, 2039
	$66,554
Investment Holdings
As of June 30, 2014, we continue to pursue our investment strategy. At June 30, 2014, approximately $6,253,739, or 172.8%, of our net assets are invested in 143 long-term portfolio investments and CLOs.
During the year ended June 30, 2014, we originated $2,952,456 of new investments, primarily composed of $1,585,869 of debt and equity financing to non-controlled investments, $913,094 of debt and equity financing to controlled investments, and $453,493 of subordinated notes in CLOs. Our origination efforts are focused primarily on debt and equity financing to controlled investments and secured lending to non-control investments, to reduce the risk in the portfolio, investing primarily in first lien loans, and subordinated notes in CLOs, though we also continue to close select junior debt and equity investments. Our annualized current yield was 13.6% and 12.1% as of June 30, 2013 and June 30, 2014, respectively, across all performing interest bearing investments. The decrease in our current yield is primarily the result of originations at lower rates than our average existing portfolio yield. Monetization of equity positions that we hold and loans on non-accrual status are not included in this yield calculation. In many of our portfolio companies we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.
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

As of June 30, 2014, we own controlling interests in AMU Holdings Inc.; APH Property Holdings, LLC; Arctic Oilfield Equipment USA, Inc.; ARRM Services, Inc. (f/k/a ARRM Holdings Inc.); AWC, LLC; BXC Company, Inc. (f/k/a BXC Holding Company); CCPI Holdings Inc.; CP Holdings of Delaware LLC; Credit Central Holdings of Delaware, LLC; Echelon Aviation LLC; Energy Solutions Holdings Inc. (f/k/a Gas Solutions Holdings, Inc.); First Tower Holdings of Delaware LLC; Gulf Coast Machine & Supply Company; Harbortouch Holdings of Delaware Inc.; The Healing Staff, Inc.; Manx Energy, Inc.; MITY Holdings of Delaware Inc.; Nationwide Acceptance Holdings LLC; NMMB Holdings, Inc.; NPH Property Holdings, LLC; R-V Industries, Inc.; STI Holding, Inc.; UPH Property Holdings, LLC; Valley Electric Holdings I, Inc.; and Wolf Energy Holdings Inc. We also own an affiliated interest in BNN Holdings Corp. (f/k/a Biotronic NeuroNetwork).
The following shows the composition of our investment portfolio by level of control as of June 30, 2014 and June 30, 2013:

	June 30, 2014				June 30, 2013
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Control Investments	$1,719,242	27.0%	$1,640,454	26.2%	$830,151	19.5%	$811,634	19.5%
Affiliate Investments	31,829	0.5%	32,121	0.5%	49,189	1.2%	42,443	1.0%
Non-Control/Non-Affiliate Investments	4,620,451	72.5%	4,581,164	73.3%	3,376,438	79.3%	3,318,775	79.5%
Total Investments	$6,371,522	100.0%	$6,253,739	100.0%	$4,255,778	100.0%	$4,172,852	100.0%
The following shows the composition of our investment portfolio by type of investment as of June 30, 2014 and June 30, 2013:

	June 30, 2014				June 30, 2013
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Revolving Line of Credit	$3,445	0.1%	$2,786	—%	$9,238	0.2%	$8,729	0.2%
Senior Secured Debt	3,578,339	56.2%	3,514,198	56.2%	2,262,327	53.1%	2,207,091	52.8%
Subordinated Secured Debt	1,272,275	20.0%	1,200,221	19.2%	1,062,386	25.0%	1,024,901	24.6%
Subordinated Unsecured Debt	85,531	1.3%	85,531	1.4%	88,470	2.1%	88,827	2.1%
Small Business Whole Loans	4,637	0.1%	4,252	0.1%	—	—%	—	—%
CLO Debt	28,118	0.4%	33,199	0.5%	27,667	0.7%	28,589	0.7%
CLO Residual Interest	1,044,656	16.4%	1,093,985	17.5%	660,619	15.5%	658,086	15.8%
Preferred Stock	80,096	1.3%	10,696	0.2%	25,016	0.6%	14,742	0.4%
Common Stock	84,768	1.3%	80,153	1.3%	34,629	0.8%	47,083	1.1%
Membership Interest	187,384	2.9%	217,763	3.5%	83,265	1.9%	61,903	1.5%
Net Profits Interest	—	—%	213	—%	—	—%	520	—%
Net Revenue Interest	—	—%	—	—%	—	—%	20,439	0.5%
Escrow Receivable	—	—%	1,589	—%	—	—%	4,662	0.1%
Warrants	2,273	—%	9,153	0.1%	2,161	0.1%	7,280	0.2%
Total Investments	$6,371,522	100.0%	$6,253,739	100.0%	$4,255,778	100.0%	$4,172,852	100.0%

The following shows our investments in interest bearing securities by type of investment as of June 30, 2014 and June 30, 2013:

	June 30, 2014				June 30, 2013
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien	$3,581,784	59.5%	$3,516,984	59.3%	$2,271,565	55.3%	$2,215,820	55.2%
Second Lien	1,272,275	21.1%	1,200,221	20.2%	1,062,386	25.8%	1,024,901	25.5%
Unsecured	85,531	1.4%	85,531	1.4%	88,470	2.2%	88,827	2.2%
Small Business Whole Loans	4,637	0.1%	4,252	0.1%	—	—%	—	—%
CLO Debt	28,118	0.5%	33,199	0.6%	27,667	0.7%	28,589	0.7%
CLO Residual Interest	1,044,656	17.4%	1,093,985	18.4%	660,619	16.0%	658,086	16.4%
Total Debt Investments	$6,017,001	100.0%	$5,934,172	100.0%	$4,110,707	100.0%	$4,016,223	100.0%
The following shows the composition of our investment portfolio by geographic location as of June 30, 2014 and June 30, 2013:

	June 30, 2014				June 30, 2013
Geographic Location	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Canada	$15,000	0.2%	$15,000	0.2%	$165,000	3.9%	$165,000	4.0%
Cayman Islands	1,072,774	16.8%	1,127,184	18.0%	688,286	16.2%	686,675	16.5%
France	10,170	0.2%	10,339	0.2%	—	—%	—	—%
Ireland	—	—%	—	—%	14,927	0.4%	15,000	0.4%
Midwest US	787,482	12.4%	753,543	12.0%	565,239	13.3%	531,934	12.7%
Northeast US	1,224,403	19.2%	1,181,533	18.9%	522,759	12.2%	536,300	12.8%
Puerto Rico	41,307	0.7%	36,452	0.6%	41,352	1.0%	41,352	1.0%
Southeast US	1,491,554	23.4%	1,461,516	23.4%	1,124,119	26.4%	1,098,996	26.3%
Southwest US	759,630	11.9%	737,271	11.8%	459,944	10.8%	445,411	10.7%
Western US	969,202	15.2%	930,901	14.9%	674,152	15.8%	652,184	15.6%
Total Investments	$6,371,522	100.0%	$6,253,739	100.0%	$4,255,778	100.0%	$4,172,852	100.0%

The following shows the composition of our investment portfolio by industry as of June 30, 2014 and June 30, 2013:

	June 30, 2014				June 30, 2013
Industry	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Aerospace & Defense	$102,803	1.6%	$102,967	1.6%	$56	—%	$—	—%
Auto Finance	11,139	0.2%	11,139	0.2%	10,914	0.3%	10,417	0.2%
Automobile	22,296	0.4%	22,452	0.4%	12,300	0.3%	12,500	0.3%
Biotechnology	—	—%	—	—%	—	—%	14	—%
Business Services	598,940	9.4%	611,286	9.8%	180,793	4.2%	179,544	4.3%
Chemicals	19,648	0.3%	19,713	0.3%	28,364	0.7%	28,648	0.7%
Commercial Services	301,610	4.7%	301,610	4.8%	247,073	5.8%	247,073	5.9%
Construction & Engineering	56,860	0.9%	33,556	0.5%	53,615	1.3%	53,615	1.3%
Consumer Finance	425,497	6.7%	434,348	6.9%	413,332	9.7%	406,964	9.8%
Consumer Services	502,862	7.9%	504,647	8.1%	311,982	7.3%	314,033	7.5%
Contracting	3,831	0.1%	—	—%	3,831	0.1%	—	—%
Diversified / Conglomerate Service	—	—%	—	—%	—	—%	143	—%
Diversified Financial Services(1)	42,574	0.7%	42,189	0.7%	57,419	1.3%	55,759	1.3%
Durable Consumer Products	377,205	5.9%	375,329	6.0%	359,403	8.5%	349,654	8.4%
Ecological	—	—%	—	—%	141	—%	335	—%
Electronics	—	—%	—	—%	—	—%	149	—%
Energy	77,379	1.2%	67,637	1.1%	63,895	1.5%	56,321	1.3%
Food Products	173,375	2.7%	174,603	2.8%	177,423	4.2%	177,428	4.3%
Healthcare	329,408	5.2%	326,142	5.2%	273,438	6.4%	273,838	6.6%
Hotels, Restaurants & Leisure	132,193	2.1%	132,401	2.1%	35,125	0.8%	35,361	0.8%
Machinery	396	—%	621	—%	396	—%	790	—%
Manufacturing	204,394	3.2%	171,577	2.7%	163,431	3.8%	167,584	4.0%
Media	362,738	5.7%	344,278	5.5%	171,290	4.0%	161,325	3.9%
Metal Services & Minerals	48,402	0.8%	51,977	0.8%	98,662	2.3%	102,832	2.5%
Oil & Gas Production	283,490	4.4%	248,494	4.0%	75,126	1.8%	24,420	0.6%
Personal & Nondurable Consumer Products	10,604	0.2%	11,034	0.2%	59,822	1.4%	60,183	1.4%
Pharmaceuticals	78,069	1.2%	73,690	1.2%	—	—%	—	—%
Property Management	57,500	0.9%	45,284	0.7%	51,170	1.2%	54,648	1.3%
Real Estate	353,506	5.5%	355,236	5.7%	152,540	3.6%	152,540	3.7%
Retail	14,231	0.2%	14,625	0.2%	14,190	0.3%	14,569	0.3%
Software & Computer Services	240,469	3.8%	241,260	3.9%	307,734	7.2%	309,308	7.4%
Telecommunication Services	79,630	1.2%	79,654	1.3%	—	—%	—	—%
Textiles, Apparel & Luxury Goods	275,023	4.3%	259,690	4.2%	116,260	2.8%	108,708	2.6%
Transportation	112,676	1.8%	69,116	1.1%	127,767	3.0%	127,474	3.1%
Subtotal	$5,298,748	83.2%	$5,126,555	82.0%	$3,567,492	83.8%	$3,486,177	83.5%
CLO Investments(1)	1,072,774	16.8%	1,127,184	18.0%	688,286	16.2%	686,675	16.5%
Total Investments	$6,371,522	100.0%	$6,253,739	100.0%	$4,255,778	100.0%	$4,172,852	100.0%

(1)
Although designated as Diversified Financial Services within our Schedules of Investments in Item 8 of this report, our CLO investments do not have industry concentrations and as such have been separated in the table above.

Portfolio Investment Activity
During the year ended June 30, 2014, we acquired $2,082,327 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $840,134, funded $14,850 of revolver advances, and recorded PIK interest of $15,145, resulting in gross investment originations of $2,952,456. The more significant of these transactions are briefly described below.
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
On August 15, 2013, we made a $14,000 follow-on investment in Totes Isotoner Corporation ("Totes") to fund a dividend to shareholders. The second lien term loan bears interest in cash at the greater of 10.75% or Libor plus 9.25% and has a final maturity of January 8, 2018.
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
On October 29, 2013, we made a $2,000 follow-on investment in APH to support the peer-to-peer lending initiative. We invested $300 of equity and $1,700 of debt in APH. The senior secured note bears interest in cash at the greater of 6.0% or Libor plus 4.0% and interest payment in kind of 5.5% and has a final maturity of April 1, 2019. This investment was subsequently contributed to NPH.
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

On November 1, 2013, we made a $9,869 follow-on investment in APH to acquire Bexley Apartment Houses, a multi-family residential property located in Marietta, Georgia. We invested $1,669 of equity and $8,200 of debt in APH. The senior secured note bears interest in cash at the greater of 6.0% or Libor plus 4.0% and interest payment in kind of 5.5% and has a final maturity of April 1, 2019. This investment was subsequently contributed to NPH.
On November 5, 2013, we made a $2,000 follow-on investment in APH to support the peer-to-peer lending initiative. We invested $300 of equity and $1,700 of debt in APH. The senior secured note bears interest in cash at the greater of 6.0% or Libor plus 4.0% and interest payment in kind of 5.5% and has a final maturity of April 1, 2019. This investment was subsequently contributed to NPH.
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
On November 15, 2013, we made a $45,900 follow-on investment in APH to acquire the Gulf Coast Portfolio, a portfolio of six multi-family residential properties located in Alabama and Florida. We invested $7,400 of equity and $38,500 of debt in APH. The senior secured note bears interest in cash at the greater of 6.0% or Libor plus 4.0% and interest payment in kind of 5.5% and has a final maturity of April 1, 2019.
On November 19, 2013, we made a $66,188 follow-on investment in APH to acquire the Oxford Portfolio, a portfolio of six multi-family residential properties located in Georgia, Florida, North Carolina and Texas. We invested $11,188 of equity and $55,000 of debt in APH. The senior secured note bears interest in cash at the greater of 6.0% or Libor plus 4.0% and interest payment in kind of 5.5% and has a final maturity of April 1, 2019. This investment was subsequently contributed to NPH.
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
On November 25, 2013, we made a $2,000 follow-on investment in APH to support the peer-to-peer lending initiative. We invested $300 of equity and $1,700 of debt in APH. The senior secured note bears interest in cash at the greater of 6.0% or Libor plus 4.0% and interest payment in kind of 5.5% and has a final maturity of April 1, 2019. This investment was subsequently contributed to NPH.
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
On December 4, 2013, we made a $5,000 follow-on investment in APH to support the peer-to-peer lending initiative. We invested $750 of equity and $4,250 of debt in APH. The senior secured note bears interest in cash at the greater of 6.0% or Libor plus 4.0% and interest payment in kind of 5.5% and has a final maturity of April 1, 2019. This investment was subsequently contributed to NPH.

On December 12, 2013, we made a $22,507 follow-on investment in APH to acquire the Stonemark Portfolio, a portfolio of six multi-family residential properties located in Atlanta, Georgia. We invested $3,707 of equity and $18,800 of debt in APH. The senior secured note bears interest in cash at the greater of 6.0% or Libor plus 4.0% and interest payment in kind of 5.5% and has a final maturity of April 1, 2019. This investment was subsequently contributed to UPH.
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
On December 23, 2013, we provided $102,400 of senior secured financing, of which $87,400 was funded at closing, for the recapitalization of PrimeSport, Inc., a global live entertainment and event management company. The $43,700 Term Loan A note bears interest in cash at the greater of 7.5% or Libor plus 6.5% and has a final maturity of December 23, 2019. The $43,700 Term Loan B note bears interest in cash at the greater of 11.5% or Libor plus 10.5% and interest payment in kind of 1.0% and has a final maturity of December 23, 2019. The $15,000 senior secured revolver, which was unfunded at closing, bears interest in cash at the greater of 10.0% or Libor plus 9.5% and has a final maturity of June 23, 2014.
On December 26, 2013, we made a $13,641 follow-on investment in CP Holdings to fund the acquisition of additional equipment. We invested $1,741 of equity and $11,900 of debt in CP Holdings. The first lien note issued to CP Energy Services Inc. bears interest in cash at the greater of 9.0% or Libor plus 7.0% and interest payment in kind of 9.0% and has a final maturity of August 2, 2018.
On December 30, 2013, we made a secured debt investment of $40,000 in Crosman Corporation, the world’s leading designer, manufacturer and marketer of airguns, airsoft guns and related category consumables. The second lien term loan originally bore interest in cash at the greater of 11.0% or Libor plus 9.5%. On June 30, 2014, we amended the terms of this investment to the greater of 12.0% or Libor plus 10.5%. The second lien term loan has a final maturity of December 30, 2019.
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
On December 31, 2013, we made a $10,620 follow-on investment in NPH to acquire Indigo Apartments, a multi-family residential property located in Jacksonville, Florida. We invested $1,820 of equity and $8,800 of debt in NPH. The senior secured note bears interest in cash at the greater of 6.0% or Libor plus 4.0% and interest payment in kind of 5.5% and has a final maturity of April 1, 2019.
On January 8, 2014, we made a $161,500 follow-on investment in Broder Bros., Co. ("Broder") to support an acquisition. The senior secured term loan bears interest in cash at the greater of 10.25% or Libor plus 9.0% and has a final maturity of April 8, 2019.

On January 17, 2014, we made a $6,565 follow-on investment in APH to acquire the Gulf Coast II Portfolio, a portfolio of two multi-family residential properties located in Alabama and Florida. We invested $1,065 of equity and $5,500 of debt in APH. The senior secured note bears interest in cash at the greater of 6.0% or Libor plus 4.0% and interest payment in kind of 5.5% and has a final maturity of April 1, 2019.
On January 31, 2014, we made a $4,805 follow-on investment in NPH to acquire Island Club, a multi-family residential property located in Jacksonville, Florida. We invested $805 of equity and $4,000 of debt in NPH. The senior secured note bears interest in cash at the greater of 6.0% or Libor plus 4.0% and interest payment in kind of 5.5% and has a final maturity of April 1, 2019.
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
On February 11, 2014, we made a $7,000 follow-on investment in InterDent, Inc. ("InterDent") to fund an acquisition. We invested an additional $3,500 in Term Loan A and $3,500 in Term Loan B. The Term Loan A note bears interest in cash at the greater of 7.25% or Libor plus 5.75% and has a final maturity of August 3, 2017. The Term Loan B note bears interest in cash at the greater of 12.25% or Libor plus 9.25% and has a final maturity of August 3, 2017.
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
On March 7, 2014, we provided $78,000 of senior secured floating rate debt to support the continued growth of Tolt Solutions, Inc. ("Tolt"), a retail-focused information technology services company, providing customized network architecture solutions, installation, deployment, maintenance, and customer support to retailers nationwide. The $39,000 Term Loan A note bears interest in cash at the greater of 7.0% or Libor plus 6.0% and has a final maturity of March 7, 2019. The $39,000 Term Loan B note bears interest in cash at the greater of 12.0% or Libor plus 11.0% and has a final maturity of March 7, 2019.
On March 12, 2014, we made a secured debt investment of $10,000 in Tectum Holdings, Inc., a manufacturer of aftermarket accessories for the lite-truck market. The second lien term loan originally bore interest in cash at the greater of 10.25% or PRIME plus 7.0%. On April 1, 2014, the interest rate changed to the greater of 9.0% or Libor plus 8.0%. The second lien term loan has a final maturity of March 12, 2019.
On March 18, 2014, we made a $28,250 follow-on investment in LaserShip, Inc., of which $22,250 was funded at closing, to finance an acquisition. The $22,250 Term Loan B note bears interest in cash at the greater of 10.25% or Libor plus 8.25% and has a final maturity of March 18, 2019. We also provided $6,000 of Delayed Draw Term Loan commitment to support future acquisitions. The Delayed Draw Term Loan, which was unfunded at closing, will bear interest in cash at 2.0% and have a final maturity of December 31, 2015.
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
On April 8, 2014, we provided $59,000 of senior secured financing, of which $54,000 was funded at closing, to support the recapitalization of Ark-La-Tex Wireline Services, LLC and affiliates, a provider of cased hole wireline and related completion-stage services in connection with oil and gas production. The $27,000 Term Loan A note bears interest in cash at the greater of 6.5% or Libor plus 5.5% and has a final maturity of April 8, 2019. The $27,000 Term Loan B note bears interest in cash at the greater of 10.5% or Libor plus 9.5% and has a final maturity of April 8, 2019. We also provided $5,000 of Delayed Draw Term Loan commitment to support future acquisitions. The Delayed Draw Term Loan, which was unfunded at closing, will increase the existing Term Loan A and Term Loan B on a pro rata basis and bear the same terms and conditions as the initial loans.
On April 8, 2014, we refinanced our existing subordinated loan to Pelican Products, Inc., making a new debt investment of $17,500. Concurrent with the refinancing, we received repayment of the $15,000 loan previously outstanding. The second lien term loan bears interest in cash at the greater of 9.25% or Libor plus 8.25% and has a final maturity of April 9, 2021.
On April 11, 2014, we made an investment of $21,685 to purchase 52.87% of the subordinated notes in Washington Mill CLO Ltd.
On April 14, 2014, we made an investment of $38,220 to purchase 78.37% of the subordinated notes in Halcyon Loan Advisors Funding 2014-2 Ltd.
On April 21, 2014, we made an $18,250 follow-on investment in InterDent to fund an acquisition. We invested an additional $9,125 in Term Loan A and $9,125 in Term Loan B. The Term Loan A note bears interest in cash at the greater of 7.25% or Libor plus 5.75% and has a final maturity of August 3, 2017. The Term Loan B note bears interest in cash at the greater of 12.25% or Libor plus 9.25% and has a final maturity of August 3, 2017.
On April 30, 2014, we provided $65,000 of senior secured financing, of which $50,000 was funded at closing, to support the recapitalization of Fleetwash, Inc., a national provider of mobile vehicle fleet and mobile facility cleaning services. The $25,000 Term Loan A note bears interest in cash at the greater of 6.5% or Libor plus 5.5% and has a final maturity of April 30, 2019. The $25,000 Term Loan B note bears interest in cash at the greater of 10.5% or Libor plus 9.5% and has a final maturity of April 30, 2019. We also provided $15,000 of Delayed Draw Term Loan commitment to support future acquisitions. The Delayed Draw Term Loan, which was unfunded at closing, will bear interest in cash at the greater of 9.5% or Libor plus 8.5% and have a final maturity of April 30, 2019.

On May 5, 2014, we invested $48,960 in cash and 1,102,313 unregistered shares of our common stock to support the recapitalization of Arctic Energy Services, LLC, an oil and gas service company based in Glenrock, Wyoming and doing business as Arctic Oilfield Services. Through the recapitalization, we acquired a controlling interest in Arctic Energy Services, LLC. We invested $9,006 of equity in Arctic Oilfield Equipment USA, Inc., the newly-formed holding company, and $51,870 of debt in Arctic Energy Services, LLC, the operating company. The $31,640 senior secured term loan bears interest in cash at the greater of 12.0% or Libor plus 9.0% and has a final maturity of May 5, 2019. The $20,230 senior subordinated term loan bears interest in cash at the greater of 14.0% or Libor plus 11.0% and has a final maturity of May 5, 2019.
On May 6, 2014, we made an investment of $49,250 to purchase 67.47% of the subordinated notes in Symphony CLO XIV Ltd.
On May 15, 2014, we made an investment of $46,360 to purchase 89.08% of the subordinated notes in Cent CLO 21 Limited.
On May 30, 2014, we made an investment of $36,766 to purchase 79.10% of the subordinated notes in Galaxy XVII CLO, Ltd.
On June 30, 2014, we made a $19,800 follow-on investment in Tolt to fund an acquisition. We invested an additional $9,900 in Term Loan A and $9,900 in Term Loan B. The Term Loan A note bears interest in cash at the greater of 7.0% or Libor plus 6.0% and has a final maturity of March 7, 2019. The Term Loan B note bears interest in cash at the greater of 12.0% or Libor plus 11.0% and has a final maturity of March 7, 2019.
On June 30, 2014, we made a secured debt investment of $15,000, of which $12,000 was funded at closing, to support the recapitalization of Wheel Pros, LLC, a designer, marketer, and distributor of branded aftermarket wheels. The senior subordinated secured note bears interest in cash at the greater of 11.0% or Libor plus 7.0% and has a final maturity of June 29, 2020. We also provided $3,000 of Delayed Draw Term Loan commitment to support future acquisitions. The Delayed Draw Term Loan, which was unfunded at closing, bears interest in cash at the greater of 11.0% or Libor plus 7.0% and has a final maturity of December 30, 2015.
In addition to the purchases noted above, during the year ended June 30, 2014, we made 11 follow-on investments in NPH totaling $25,000 to support the peer-to-peer lending initiative. We invested $3,750 of equity and $21,250 of debt in NPH. The senior secured note bears interest in cash at the greater of 6.0% or Libor plus 4.0% and interest payment in kind of 5.5% and has a final maturity of April 1, 2019.
During the year ended June 30, 2014, we received full repayments on twenty-one investments, sold eight investments investments, received several partial prepayments and amortization payments totaling totaling $787,069. The more significant of these transactions are briefly described below.
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
On October 17, 2013, $19,730 of the Apidos CLO VIII subordinated notes were called, and we realized a gain of $1,183 on this investment.
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
On November 4, 2013, we sold $2,000 of our $12,500 investment in Photonis and realized a gain of $49 on the sale.
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
On March 20, 2014, New Star Metals, Inc. repaid the $50,534 loan receivable to us.
On March 26, 2014, Material Handling Services, LLC repaid the $64,547 loan receivable to us.
On March 31, 2014, we sold $10,000 of our $277,500 investment in IWCO. There was no gain or loss realized on the sale.
On May 1, 2014, Totes repaid the $53,000 loan receivable to us.
On May 9, 2014, Hoffmaster Group, Inc. repaid the $21,000 loan receivable to us.
On June 2, 2014, Skillsoft Public Limited Company repaid the $15,000 loan receivable to us.
On June 4, 2014, CRT MIDCO, LLC repaid $14,000 of the $61,504 loan receivable to us.
In addition to the sales noted above, during the year ended June 30, 2014, we sold $21,250 of our investment in ICON Health & Fitness, Inc. ("ICON") and realized losses of $1,669 on the sales.
The following table provides a summary of our investment activity for each quarter within the three years ended June 30, 2014:

Quarter Ended	Acquisitions(1)	Dispositions(2)
September 30, 2011	$222,575	$46,055
December 31, 2011	154,697	120,206
March 31, 2012	170,073	188,399
June 30, 2012	573,314	146,292

September 30, 2012	747,937	158,123
December 31, 2012	772,125	349,269
March 31, 2013	784,395	102,527
June 30, 2013	798,760	321,615

September 30, 2013	556,843	164,167
December 31, 2013	608,153	255,238
March 31, 2014	1,343,356	198,047
June 30, 2014	444,104	169,617

(1)	Includes investments in new portfolio companies, follow-on investments in existing portfolio companies, refinancings and PIK interest.

(2)	Includes sales, scheduled principal payments, prepayments and refinancings.

During the three months ended June 30, 2014, we restructured our investment in several of our controlled portfolio companies to replace holding company debt with debt of the associated operating company. These transactions are briefly described below.
$19,993 of debt that was previously held at AMU Holdings Inc. was assumed by Airmall Inc.
$167,162 of debt that was previously held at APH Property Holdings, LLC was assumed by American Property REIT Corp.
$8,216 of debt that was previously held at CCPI Holdings Inc. was assumed by CCPI Inc. and $2 of holding company equity was converted into additional debt investment in the operating company.
$75,733 of debt that was previously held at CP Energy Services Inc. and $22,500 of debt that was previously held at CP Well Testing Holding Company LLC was assumed by CP Well Testing, LLC.
$36,333 of debt that was previously held at Credit Central Holdings of Delaware, LLC was assumed by Credit Central Loan Company, LLC and the remaining $3,874 of holding company debt was converted into additional equity investment in the holding company.
$251,246 of debt that was previously held at First Tower Holdings of Delaware LLC was assumed by First Tower, LLC and the remaining $23,712 of holding company debt was converted into additional equity investment in the holding company.
$123,000 of debt that was previously held at Harbortouch Holdings of Delaware Inc. was assumed by Harbortouch Payments, LLC and $14,226 of holding company equity was converted into additional debt investment in the operating company.
$15,769 of debt that was previously held at MITY Holdings of Delaware Inc. was assumed by MITY, Inc. and the remaining $7,200 of holding company debt was converted into additional equity investment in the holding company.
$14,820 of debt that was previously held at Nationwide Acceptance Holdings LLC was assumed by Nationwide Acceptance LLC and the remaining $9,888 of holding company debt was converted into additional equity investment in the holding company.
$104,460 of debt that was previously held at NPH Property Holdings, LLC was assumed by National Property REIT Corp.
$19,027 of debt that was previously held at UPH Property Holdings, LLC was assumed by United Property REIT Corp.
$20,471 of debt that was previously held at Valley Electric Holdings I, Inc. was assumed by Valley Electric Company, Inc. and the remaining $16,754 of holding company debt was converted into additional equity investment in the holding company.

Investment Valuation
In determining the fair value of our portfolio investments at June 30, 2014, the Audit Committee considered valuations from the independent valuation firms and from management having an aggregate range of $6,041,155 to $6,421,204, excluding money market investments.
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
In determining the range of value for our investments in CLOs, management and the independent valuation firm used a discounted cash flow model. The valuations were accomplished through the analysis of the CLO deal structures to identify the risk exposures from the modeling point of view. For each CLO security, the most appropriate valuation approach was chosen from alternative approaches to ensure the most accurate valuation for such security. A waterfall engine is used to store the collateral data, generate collateral cash flows from the assets based on various assumptions for the risk factors, and distribute the cash flows to the liability structure based on the payment priorities, and discount them back using proper discount rates.
The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties, comparable multiples for recent sales of companies within the industry and discounted cash flow models for our investments in CLOs. The composite of all these analyses, applied to each investment, was a total valuation of $6,253,739, excluding money market investments.
Our portfolio companies are generally lower middle market companies, outside of the financial sector, with less than $150,000 of annual EBITDA. We believe our market has experienced less volatility than others because we believe there are more buy and hold investors who own these less liquid investments.
Control investments offer increased risk and reward over straight debt investments. Operating results and changes in market multiples can result in dramatic changes in values from quarter to quarter. Significant downturns in operations can further result in our looking to recoveries on sales of assets rather than the enterprise value of the investment. Transactions between our controlled investments and us have been detailed in Note 14 to the accompanying consolidated financial statements. Several control investments in our portfolio are under enhanced scrutiny by our senior management and our Board of Directors and are discussed below.
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
On July 30, 2010, we invested $52,420 of combined debt and equity as follows: $30,000 senior term loan, $12,500 senior subordinated note and $9,920 preferred equity. During the six months ended December 31, 2013, we provided an additional $7,600 of subordinated secured financing to AIRMALL. On December 4, 2013, we sold a $972 participation in our term loans in AIRMALL, equal to 2% of the outstanding principal amount of loans on that date. As of June 30, 2014, we own 98% of AIRMALL’s equity securities. AIRMALL’s financial performance has been consistent since the acquisition and we continue to monitor the medium to long-term growth prospects for the company.
During the three months ended June 30, 2014, $19,993 of debt that was previously held at AMU Holdings Inc. was assumed by Airmall Inc.
During the year ended June 30, 2014, we received distributions of $12,000 from AIRMALL which were recorded as dividend income. No dividends were received from AIRMALL during the year ended June 30, 2013. Primarily as a result of the distribution of earnings during the year ended June 30, 2014, the Board of Directors decreased the fair value of our investment in AIRMALL to $45,284 as of June 30, 2014, a discount of $12,216 from its amortized cost, compared to the $3,478 unrealized appreciation recorded at June 30, 2013.

APH Property Holdings, LLC
APH is a holding company that owns 100% of the common stock of American Property REIT Corp. (“APRC”). APRC is a Maryland corporation and a qualified REIT for federal income tax purposes. APRC was formed to acquire, operate, finance, lease, manage and sell a portfolio of real estate assets. As of June 30, 2014, we own 100% of the fully-diluted common equity of APH.
During the year ended June 30, 2013, we provided $125,892 and $26,648 of debt and equity financing, respectively, to APH for the acquisition of various real estate properties. During the year ended June 30, 2014, we provided $135,350 and $28,397 of debt and equity financing, respectively, to APH for the acquisition of certain properties. In December 2013, APRC, a wholly-owned subsidiary of APH, distributed its investments in fourteen properties: eight to National Property REIT Corp. (“NPRC”); and six to United Property REIT Corp. (“UPRC”), two newly formed REIT holding companies which are discussed below. The investments transferred consisted of $98,164 and $20,022 of debt and equity financing, respectively. The eight investments transferred to NPRC from APRC consisted of $79,309 and $16,315 of debt and equity financing, respectively. The six investments transferred to UPRC from APRC consisted of $18,855 and $3,707 of debt and equity financing, respectively. There was no gain or loss realized on these transactions.
As of June 30, 2014, APRC’s real estate portfolio was comprised of fourteen multi-family properties and one commercial property. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties:

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Abbington Pointe	Marietta, GA	12/28/2012	$23,500	$15,275
2	Amberly Place	Tampa, FL	1/17/2013	63,400	39,600
3	Lofton Place	Tampa, FL	4/30/2013	26,000	16,965
4	Vista at Palma Sola	Bradenton, FL	4/30/2013	27,000	17,550
5	Arlington Park	Marietta, GA	5/8/2013	14,850	9,650
6	The Resort	Pembroke Pines, FL	6/24/2013	225,000	157,500
7	Cordova Regency	Pensacola, FL	11/15/2013	13,750	9,026
8	Crestview at Oakleigh	Pensacola, FL	11/15/2013	17,500	11,488
9	Inverness Lakes	Mobile, AL	11/15/2013	29,600	19,400
10	Kings Mill Apartments	Pensacola, FL	11/15/2013	20,750	13,622
11	Plantations at Pine Lake	Tallahassee, FL	11/15/2013	18,000	11,817
12	Verandas at Rocky Ridge	Birmingham, AL	11/15/2013	15,600	10,205
13	Crestview at Cordova	Pensacola, FL	1/17/2014	8,500	5,072
14	Plantations at Hillcrest	Mobile, AL	1/17/2014	6,930	5,094
15	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
				$512,099	$342,264
During the three months ended June 30, 2014, $167,162 of debt that was previously held at APH Property Holdings, LLC was assumed by American Property REIT Corp.
The Board of Directors set the fair value of our investment in APH at $206,159 as of June 30, 2014, a premium of $3,392 from its amortized cost, compared to being valued at cost at June 30, 2013.
ARRM Holdings Inc.
Ajax Rolled Ring & Machine, Inc. ("Ajax") forges large seamless steel rings on two forging mills in Ajax’s York, South Carolina facility. The rings are used in a range of industrial applications, including in construction equipment and power turbines. Ajax also provides machining and other ancillary services.
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

On April 1, 2013, we refinanced our existing $38,472 senior loans to Ajax, increasing the size of our debt investment to $38,537. Concurrent with the refinancing, we received repayment of the $18,635 loans that were previously outstanding. On October 11, 2013, we provided $25,000 in preferred equity for the recapitalization of Ajax. After the financing, we received repayment of the $20,008 subordinated unsecured loan previously outstanding. As of June 30, 2014, we control 79.53% of the fully-diluted common and preferred equity.
Due to soft operating results, the Board of Directors decreased the fair value of our investment in ARRM to $25,536 as of June 30, 2014, a discount of $21,014 from its amortized cost, compared to the $6,057 unrealized depreciation recorded at June 30, 2013.
Energy Solutions Holdings Inc. (f/k/a Gas Solutions Holdings, Inc.)
Energy Solutions owns interests in companies operating in the energy sector. These include a company operating offshore supply vessels and ownership of a non-operating biomass plant and several coal mines. Energy Solutions subsidiaries formerly owned interests in a gas gathering and processing system in east Texas.
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
On January 4, 2012, Energy Solutions sold its gas gathering and processing assets (“Gas Solutions”) for a sale price of $199,805, adjusted for the final working capital settlement, including a potential earnout of $28,000 that may be paid based on the future performance of Gas Solutions. Through June 30, 2014, we have not accrued income for any portion of the $28,000 potential payment. After expenses, including structuring fees of $9,966 paid to us, Energy Solutions received $158,687 in cash. The sale of Gas Solutions by Energy Solutions resulted in significant earnings and profits, as defined by the Internal Revenue Code, at Energy Solutions for calendar year 2012. As a result, distributions from Energy Solutions to us were required to be recognized as dividend income, in accordance with ASC 946, as cash distributions were received from Energy Solutions, to the extent there are current year earnings and profits sufficient to support such recognition. During the year ended June 30, 2013, we received distributions of $53,820 from Energy Solutions which were recorded as dividend income. No such dividends were received during the year ended June 30, 2014.
During the year ended June 30, 2014, Energy Solutions repaid the remaining $8,500 of our subordinated secured debt to the company. In addition to the repayment of principal, we received $4,812 of make-whole fees for early repayment of the outstanding loan receivables, which was recorded as additional interest income during the year ended June 30, 2014.
On November 25, 2013, we provided $13,000 in senior secured debt financing for the recapitalization of our investment in Freedom Marine. The subordinated secured loan to Jettco was replaced with a senior secured note to Vessel Holdings II, LLC ("Vessel Holdings II"), a new subsidiary of Freedom Marine. On December 3, 2013, we made a $16,000 senior secured investment in Vessel Holdings III, LLC, another new subsidiary of Freedom Marine, to support the acquisition of two new vessels. We received $2,480 of structuring fees from Energy Solutions related to the transaction which was recognized as other income during the year ended June 30, 2014. As of June 30, 2014, our loan to Vessel Holdings II, previously on non-accrual status, was accruing income due to improved operating results.
In determining the value of Energy Solutions, we have utilized two valuation techniques to determine the value of the investment: a current value method for the cash balances of Energy Solutions and a liquidation analysis for our interests in CCEHI, CCEI, Freedom Marine and Yatesville. The Board of Directors set the fair value of our investment in Energy Solutions, including the underlying portfolio companies affected by the reorganization, at $32,004 as of June 30, 2014, a discount of $9,742 from its amortized cost, compared to the $7,574 unrealized depreciation recorded at June 30, 2013.
First Tower Holdings of Delaware, LLC
First Tower is a multiline specialty finance company based in Flowood, Mississippi with over 170 branch offices.
On June 15, 2012, we acquired 80.1% of First Tower, LLC businesses for $110,200 in cash and 14,518,207 unregistered shares of our common stock. Based on our share price of $11.06 at the time of issuance, we acquired our 80.1% interest in First Tower for approximately $270,771. As consideration for our investment, First Tower Delaware, which is 100% owned by us, recorded a secured revolving credit facility to us of $244,760 and equity of $43,193. First Tower Delaware owns 80.1%

of First Tower Holdings LLC, the holding company of First Tower. The assets of First Tower acquired include, among other things, the subsidiaries owned by First Tower, which hold finance receivables, leaseholds, and tangible property associated with First Tower’s businesses. As part of the transaction, we received $4,038 and $4,038 in structuring fee income from First Tower and First Tower Delaware, respectively. On October 18, 2012, we funded an additional $20,000 of senior secured debt to support seasonally high demand during the holiday season. On December 30, 2013, we funded an additional $10,000 to again support seasonal demand and received $8,000 of structuring fees related to the renegotiation and expansion of First Tower’s revolver with a third party which was recognized as other income. As of June 30, 2014, First Tower had total assets of approximately $597,995 including $385,875 of finance receivables net of unearned charges. As of June 30, 2014, First Tower’s total debt outstanding to parties senior to us was $250,965.
During the three months ended June 30, 2014, $251,246 of debt that was previously held at First Tower Holdings of Delaware LLC was assumed by First Tower, LLC and the remaining $23,712 of holding company debt was converted into additional equity investment.
Due to improved operating results, the Board of Directors increased the fair value of our investment in First Tower to $326,785 as of June 30, 2014, a premium of $7,134 from its amortized cost, compared to the $9,869 unrealized depreciation recorded at June 30, 2013.
NPH Property Holdings, LLC
NPH is a holding company that owns 100% of the common stock of National Property REIT Corp. (“NPRC”) and 100% of the membership units of NPH Property Holdings II, LLC (“NPH II”). NPRC is a Maryland corporation and a qualified REIT for federal income tax purposes. NPRC was formed to acquire, operate, finance, lease, manage and sell a portfolio of real estate assets. NPH II is a Delaware single member limited liability company structured to enable NPRC to invest in peer-to-peer consumer loans. As of June 30, 2014, we own 100% of the fully-diluted common equity of NPH.
The eight investments transferred to NPRC from APRC consisted of $79,309 and $16,315 of debt and equity financing, respectively. There was no gain or loss realized on these transactions. During the year ended June 30, 2014, we provided $24,700 and $4,725 of debt and equity financing, respectively, to NPH for the acquisition of certain properties and to invest in peer-to-peer consumer loans.
As of June 30, 2014, NPRC’s real estate portfolio was comprised of nine multi-family properties and one commercial property. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties:

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	146 Forest Parkway	Forest Park, GA	10/24/2012	$7,400	$—
2	Bexley	Marietta, GA	11/1/2013	30,600	22,497
3	St. Marin	Coppell, TX	11/19/2013	73,078	53,863
4	Mission Gate	Plano, TX	11/19/2013	47,621	36,148
5	Vinings Corner	Smyrna, GA	11/19/2013	35,691	26,640
6	Central Park	Altamonte Springs, FL	11/19/2013	36,590	27,471
7	City West	Orlando, FL	11/19/2013	23,562	18,533
8	Matthews Reserve	Matthews, NC	11/19/2013	22,063	17,571
9	Indigo	Jacksonville, FL	12/31/2013	38,000	28,500
10	Island Club	Atlantic Beach, FL	1/31/2014	13,025	9,118
				$327,630	$240,341
During the three months ended June 30, 2014, $104,460 of debt that was previously held at NPH Property Holdings, LLC was assumed by National Property REIT Corp.
The Board of Directors set the fair value of our investment in NPH at $124,511 as of June 30, 2014, a discount of $2,088 from its amortized cost.

UPH Property Holdings, LLC
UPH is a holding company that owns 100% of the common stock of United Property REIT Corp. (“UPRC”). UPRC is a Delaware limited liability company and a qualified REIT for federal income tax purposes. UPRC was formed to acquire, operate, finance, lease, manage and sell a portfolio of real estate assets. As of June 30, 2014, we own 100% of the fully-diluted common equity of UPH.
The six investments transferred to UPRC from APRC consisted of $18,855 and $3,707 of debt and equity financing, respectively. There was no gain or loss realized on these transactions. During the year ended June 30, 2014, we provided $1,405 of equity financing to UPH for the acquisition of certain properties.
As of June 30, 2014, UPRC’s real estate portfolio was comprised of six multi-family properties and one commercial property. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties:

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Eastwood Village	Stockbridge, GA	12/12/2013	$25,957	$19,785
2	Monterey Village	Jonesboro, GA	12/12/2013	11,501	9,193
3	Hidden Creek	Morrow, GA	12/12/2013	5,098	3,619
4	Meadow Springs	College Park, GA	12/12/2013	13,116	10,180
5	Meadow View	College Park, GA	12/12/2013	14,354	11,141
6	Peachtree Landing	Fairburn, GA	12/12/2013	17,224	13,575
7	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
				$88,655	$67,493
During the three months ended June 30, 2014, $19,027 of debt that was previously held at UPH Property Holdings, LLC was assumed by United Property REIT Corp.
The Board of Directors set the fair value of our investment in UPH at $24,566 as of June 30, 2014, a premium of $426 from its amortized cost.
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
On December 31, 2012, Valley Electric Holdings II, Inc., a wholly-owned subsidiary of Valley Electric Holdings I, Inc., and management acquired 100% of the outstanding shares of Valley Electric Company of Mount Vernon, Inc. We funded the recapitalization of Valley Electric with $42,572 of debt and $9,526 of equity financing. Through the recapitalization, we acquired a controlling interest in Valley Electric for $7,449 in cash and 4,141,547 unregistered shares of our common stock. As of June 30, 2014, we control 96.3% of the common equity.
During the three months ended June 30, 2014, $20,471 of debt that was previously held at Valley Electric Holdings I, Inc. was assumed by Valley Electric Company, Inc. and the remaining $16,754 of holding company debt was converted into additional equity investment.
Due to soft operating results, the Board of Directors decreased the fair value of our investment in Valley Electric to $33,556 as of June 30, 2014, a discount of $23,304 from its amortized cost, compared to being valued at cost at June 30, 2013.

Wolf Energy Holdings Inc.
Wolf is a holding company formed to hold 100% of the outstanding membership interests of each of Coalbed and AEH. The membership interests of Coalbed and AEH, which were previously owned by Manx, were assigned to Wolf Energy Holdings effective June 30, 2012. The purpose of assignment was to remove those activities from Manx deemed non-core by the Manx convertible debt investors who were not interested in funding those operations. In addition, effective June 29, 2012 C&J Cladding Holding Company, Inc. (“C&J Holdings”) merged with and into Wolf Energy Holdings, with Wolf Energy Holdings as the surviving entity. At the time of the merger, C&J Holdings held the remaining undistributed proceeds from the sale of its membership interests in C&J Cladding, LLC. The merger was effectuated in connection with the broader simplification of our energy investment holdings.
On April 15, 2013, assets previously held by H&M Oil & Gas, LLC ("H&M") were assigned to Wolf Energy, LLC ("Wolf Energy") in exchange for a $66,000 term loan secured by the assets. Our cost basis in this loan of $44,632 was determined in accordance with ASC 310-40, Troubled Debt Restructurings by Creditors, and is equal to the fair value of assets at the time of transfer and we recorded a realized loss of $19,647 in connection with the foreclosure on the assets. On May 17, 2013, Wolf Energy sold certain of the assets that had been previously held by H&M that were located in Martin County to Hibernia for $66,000. Proceeds from the sale were primarily used to repay the loan and net profits interest receivable due to us and we recognized as a realized gain of $11,826 partially offsetting the previously recorded loss. We received $3,960 of structuring and advisory fees from Wolf Energy during the year ended June 30, 2013 related to the sale and $991 under the net profits interest agreement which was recognized as other income during the fiscal year ended June 30, 2013.
The Board of Directors set the fair value of our investment in Wolf Energy Holdings at $3,599 as of June 30, 2014, a discount of $4,442 from its amortized cost, compared to the $3,091 unrealized depreciation recorded at June 30, 2013.
Equity positions in the portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results. Seven of our controlled companies, AIRMALL, Ajax, CP Energy, First Tower, Gulf Coast, Harbortouch and Valley Electric, experienced such volatility and experienced fluctuations in valuations during the year ended June 30, 2014. See above for discussion regarding the fluctations in AIRMALL, Ajax, First Tower, and Valley Electric. The value of Gulf Coast decreased to $14,459 as of June 30, 2014, a discount of $28,991 to its amortized cost, compared to the $9,241 unrealized depreciation recorded at June 30, 2013 due to a decline in operating results. The value of Harbortouch increased to $291,314 as of June 30, 2014, a premium of $12,620 to its amortized cost. The value of CP Energy increased to $130,119 as of June 30, 2014, a premium of $16,618 to its amortized cost. Eight of the other controlled investments have been valued at discounts to the original investment. Nine of the other control investments are valued at the original investment amounts or higher. Overall, at June 30, 2014, control investments are valued at $78,788 below their amortized cost.
We hold one affiliate investment at June 30, 2014. Our affiliate portfolio company did not experience a significant change in valuation during the year ended June 30, 2014.
With the non-control/non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is generally limited on the high side to each loan’s par value, plus any prepayment premia that could be imposed. Many of the debt investments in this category have not experienced a significant change in value, as they were previously valued at or near par value. Non-control/non-affiliate investments did not experience significant changes in valuation and are generally performing as expected or better than expected. Two of our Non-control/non-affiliate investments, Stryker Energy, LLC (“Stryker”) and Wind River Resources Corporation (“Wind River”), are valued at a discount to amortized cost due to a decline in the operating results of the operating companies from those originally underwritten. In June 2014, New Century Transportation, Inc. ("NCT") filed for bankruptcy. As we hold a second lien position and do not expect liquidation proceeds to exceed the first lien liability, we decreased the fair value of our debt investment to zero. Overall, at June 30, 2014, other non-control/non-affiliate investments are valued at $52,073 above their amortized cost, excluding our investments in NCT, Stryker and Wind River, as the remaining companies are generally performing as or better than expected.

Capitalization
Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt as of June 30, 2014 consists of: a Revolving Credit Facility availing us of the ability to borrow debt subject to borrowing base determinations; Senior Convertible Notes which we issued in December 2010, February 2011, April 2012, August 2012, December 2012 and April 2014; Senior Unsecured Notes which we issued in May 2012, March 2013 and April 2014; and Prospect Capital InterNotes® which we may issue from time to time. Our equity capital is comprised entirely of common equity. The following table shows the Revolving Credit Facility, Senior Convertible Notes, Senior Unsecured Notes and Prospect Capital InterNotes® maximum draw amounts and outstanding borrowings as of June 30, 2014 and June 30, 2013:

	June 30, 2014		June 30, 2013
	Maximum Draw Amount	Amount Outstanding	Maximum Draw Amount	Amount Outstanding
Revolving Credit Facility	$857,500	$92,000	$552,500	$124,000
Senior Convertible Notes	1,247,500	1,247,500	847,500	847,500
Senior Unsecured Notes	647,881	647,881	347,725	347,725
Prospect Capital InterNotes®	785,670	785,670	363,777	363,777
Total	$3,538,551	$2,773,051	$2,111,502	$1,683,002
The following table shows the contractual maturities of our Revolving Credit Facility, Senior Convertible Notes, Senior Unsecured Notes and Prospect Capital InterNotes® as of June 30, 2014:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$92,000	$—	$92,000	$—	$—
Senior Convertible Notes	1,247,500	—	317,500	530,000	400,000
Senior Unsecured Notes	647,881	—	—	—	647,881
Prospect Capital InterNotes®	785,670	—	8,859	261,456	515,355
Total Contractual Obligations	$2,773,051	$—	$418,359	$791,456	$1,563,236
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
We have and expect to continue to fund a portion of our cash needs through borrowings from banks, issuances of senior securities, including secured, unsecured and convertible debt securities, or issuances of common equity. For flexibility, we maintain a universal shelf registration statement that allows for the public offering and sale of our debt securities, common stock, preferred stock, subscription rights, and warrants and units to purchase such securities in an amount up to $5,000,000 less issuances to date. As of June 30, 2014, we can issue up to $3,691,792 of additional debt and equity securities in the public market under this shelf registration. We may from time to time issue securities pursuant to the shelf registration statement or otherwise pursuant to private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.
Revolving Credit Facility
On March 27, 2012, we closed on an expanded five-year $650,000 revolving credit facility with a syndicate of lenders through PCF (the “2012 Facility”). The lenders have extended commitments of $857,500 under the 2012 Facility as of June 30, 2014, which was increased to $877,500 in July 2014 (see "Recent Developments"). The 2012 Facility includes an accordion feature which allows commitments to be increased up to $1,000,000 in the aggregate. The revolving period of the 2012 Facility extends through March 2015, with an additional two year amortization period (with distributions allowed) after the completion of the revolving period. During such two year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the two year amortization period, the remaining balance will become due, if required by the lenders.
The 2012 Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The 2012 Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the 2012 Facility. The 2012 Facility also requires the maintenance of a minimum liquidity requirement. As of June 30, 2014, we were in compliance with the applicable covenants.
Interest on borrowings under the 2012 Facility is one-month Libor plus 275 basis points with no minimum Libor floor. Additionally, the lenders charge a fee on the unused portion of the 2012 Facility equal to either 50 basis points, if at least half of the credit facility is drawn, or 100 basis points otherwise. The 2012 Facility requires us to pledge assets as collateral in order to borrow under the credit facility. As of June 30, 2014 and June 30, 2013, we had $780,620 and $473,508, respectively, available to us for borrowing under the 2012 Facility, of which the amount outstanding was $92,000 and $124,000, respectively. As additional eligible investments are transferred to PCF and pledged under the 2012 Facility, PCF will generate additional availability up to the current commitment amount of $877,500. At June 30, 2014, the investments used as collateral for the 2012 Facility had an aggregate fair value of $1,535,476, which represents 24.1% of our total investments and money market funds. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and as such, these investments are not available to our general creditors. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the 2012 Facility, we incurred $14,154 of fees, including $1,319 of fees carried over from the previous facility, which are being amortized over the term of the facility in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $4,883 remains to be amortized and is included within deferred financing costs on the Consolidated Statements of Assets and Liabilities as of June 30, 2014.
During the years ended June 30, 2014, 2013 and 2012, we recorded $12,216, $9,082 and $14,883, respectively, of interest costs, unused fees and amortization of financing costs on the 2012 Facility as interest expense.
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
Certain key terms related to the convertible features for the 2015 Notes, the 2016 Notes, the 2017 Notes, the 2018 Notes, the 2019 Notes and the 2020 Notes (collectively, the “Senior Convertible Notes”) are listed below.

	2015 Notes	2016 Notes	2017 Notes	2018 Notes	2019 Notes	2020 Notes
Initial conversion rate(1)	88.0902	78.3699	85.8442	82.3451	79.7766	80.6647
Initial conversion price	$11.35	$12.76	$11.65	$12.14	$12.54	$12.40
Conversion rate at June 30, 2014(1)(2)	89.0157	79.3176	86.9426	82.8631	79.7865	80.6647
Conversion price at June 30, 2014(2)(3)	$11.23	$12.61	$11.50	$12.07	$12.53	$12.40
Last conversion price calculation date	12/21/2013	2/18/2014	4/16/2014	8/14/2013	12/21/2013	4/11/2014
Dividend threshold amount (per share)(4)	$0.101125	$0.101150	$0.101500	$0.101600	$0.110025	$0.110525

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Senior Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at June 30, 2014 was calculated on the last anniversary of the issuance and will be adjusted again on the next anniversary, unless the exercise price shall have changed by more than 1% before the anniversary.

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
In connection with the issuance of the Senior Convertible Notes, we incurred $39,558 of fees which are being amortized over the terms of the notes, of which $27,824 remains to be amortized and is included within deferred financing costs on the Consolidated Statements of Assets and Liabilities as of June 30, 2014.
During the years ended June 30, 2014, 2013 and 2012, we recorded $58,042, $45,880 and $22,197, respectively, of interest costs and amortization of financing costs on the Senior Convertible Notes as interest expense.
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
On April 7, 2014, we issued $300,000 aggregate principal amount of senior unsecured notes that mature on July 15, 2019 (the “5.00% 2019 Notes”). Included in the issuance is $45,000 of Prospect Capital InterNotes® that were exchanged for the 5.00% 2019 Notes. The 5.00% 2019 Notes bear interest at a rate of 5.00% per year, payable semi-annually on January 15 and July 15 of each year, beginning July 15, 2014. Total proceeds from the issuance of the 5.00% 2019 Notes, net of underwriting discounts and offering costs, were $250,775.
The 2022 Notes, the 2023 Notes and the 5.00% 2019 Notes (collectively, the “Senior Unsecured Notes”) are direct unsecured obligations and rank equally with all of our unsecured senior indebtedness from time to time outstanding.
In connection with the issuance of the Senior Unsecured Notes, we incurred $11,358 of fees which are being amortized over the term of the notes, of which $10,297 remains to be amortized and is included within deferred financing costs on the Consolidated Statements of Assets and Liabilities as of June 30, 2014.
During the years ended June 30, 2014, 2013 and 2012, we recorded $25,988, $11,672 and $1,178, respectively, of interest costs and amortization of financing costs on the Senior Unsecured Notes as interest expense.
Prospect Capital InterNotes®
On February 16, 2012, we entered into a Selling Agent Agreement (the “Selling Agent Agreement”) with Incapital LLC, as purchasing agent for our issuance and sale from time to time of up to $500,000 of Prospect Capital InterNotes® (the “InterNotes® Offering”), which was increased to $1,500,000 in May 2014. Additional agents may be appointed by us from time to time in connection with the InterNotes® Offering and become parties to the Selling Agent Agreement.
These notes are direct unsecured senior obligations and rank equally with all of our unsecured senior indebtedness outstanding. Each series of notes will be issued by a separate trust. These notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.

During the year ended June 30, 2014, we issued $473,762 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $465,314. These notes were issued with stated interest rates ranging from 3.75% to 6.75% with a weighted average interest rate of 5.12%. These notes mature between October 15, 2016 and October 15, 2043. Below is a summary of the Prospect Capital InterNotes® issued during the year ended June 30, 2014:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$5,710	4.00%	4.00%	October 15, 2016
3.5	3,149	4.00%	4.00%	April 15, 2017
4	45,751	3.75%–4.00%	3.92%	November 15, 2017 – May 15, 2018
5	217,915	4.25%–5.00%	4.91%	July 15, 2018 – August 15, 2019
5.5	43,820	4.75%–5.00%	4.77%	February 15, 2019 – August 15, 2019
6.5	1,800	5.50%	5.50%	February 15, 2020
7	62,409	5.25%–5.75%	5.44%	July 15, 2020 – May 15, 2021
7.5	1,996	5.75%	5.75%	February 15, 2021
10	23,850	5.75%–6.50%	5.91%	January 15, 2024 – May 15, 2024
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	2,495	6.00%	6.00%	August 15, 2028 – November 15, 2028
18	4,062	6.00%–6.25%	6.21%	July 15, 2031 – August 15, 2031
20	2,791	6.00%	6.00%	September 15, 2033 – October 15, 2033
25	34,886	6.25%–6.50%	6.39%	August 15, 2038 – May 15, 2039
30	20,150	6.50%–6.75%	6.60%	July 15, 2043 – October 15, 2043
	$473,762
During the year ended June 30, 2013, we issued $343,139 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $334,244. These notes were issued with stated interest rates ranging from 3.28% to 6.625% with a weighted average interest rate of 5.59%. These notes mature between July 15, 2019 and June 15, 2043. Below is a summary of the Prospect Capital InterNotes® issued during the year ended June 30, 2013:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
7	$190,937	4.00%–6.45%	5.35%	July 15, 2019 – June 15, 2020
10	1,489	3.28%–3.78%	3.37%	March 15, 2023 – April 15, 2023
15	15,000	5.00%	5.00%	May 15, 2028 – June 15, 2028
18	22,157	4.125%–6.00%	5.34%	December 15, 2030 – June 15, 2031
20	3,106	5.625%–5.75%	5.70%	November 15, 2032 – December 15, 2032
30	110,450	5.50%–6.625%	6.15%	November 15, 2042 – June 15, 2043
	$343,139

In connection with the issuance of the 5.00% 2019 Notes, $45,000 of previously-issued Prospect Capital InterNotes® were exchanged for the 5.00% 2019 Notes. During the year ended June 30, 2014, we repaid $6,869 aggregate principal amount of our Prospect Capital InterNotes® in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. Below are the Prospect Capital InterNotes® outstanding as of June 30, 2014:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$5,710	4.00%	4.00%	October 15, 2016
3.5	3,149	4.00%	4.00%	April 15, 2017
4	45,751	3.75%–4.00%	3.92%	November 15, 2017 – May 15, 2018
5	212,915	4.25%–5.00%	4.92%	July 15, 2018 – August 15, 2019
5.5	3,820	5.00%	5.00%	February 15, 2019
6.5	1,800	5.50%	5.50%	February 15, 2020
7	256,903	4.00%–6.55%	5.39%	June 15, 2019 – May 15, 2021
7.5	1,996	5.75%	5.75%	February 15, 2021
10	41,952	3.23%–7.00%	6.18%	March 15, 2022 – May 15, 2024
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	17,465	5.00%–6.00%	5.14%	May 15, 2028 – November 15, 2028
18	25,435	4.125%–6.25%	5.49%	December 15, 2030 – August 15, 2031
20	5,847	5.625%–6.00%	5.85%	November 15, 2032 – October 15, 2033
25	34,886	6.25%–6.50%	6.39%	August 15, 2038 – May 15, 2039
30	125,063	5.50%–6.75%	6.22%	November 15, 2042 – October 15, 2043
	$785,670
Below are the Prospect Capital InterNotes® outstanding as of June 30, 2013:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
7	$194,937	4.00%–6.55%	5.37%	June 15, 2019 – June 15, 2020
10	18,127	3.28%–7.00%	6.56%	March 15, 2022 – April 15, 2023
15	15,000	5.00%	5.00%	May 15, 2028 – June 15, 2028
18	22,157	4.125%–6.00%	5.34%	December 15, 2030 – June 15, 2031
20	3,106	5.625%–5.75%	5.70%	November 15, 2032 – December 15, 2032
30	110,450	5.50%–6.625%	6.15%	November 15, 2042 – June 15, 2043
	$363,777
In connection with the issuance of the Prospect Capital InterNotes®, we incurred $20,235 of fees which are being amortized over the term of the notes, of which $18,889 remains to be amortized and is included within deferred financing costs on the Consolidated Statements of Assets and Liabilities as of June 30, 2014.
During the years ended June 30, 2014, 2013 and 2012, we recorded $33,857, $9,707 and $276, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.
Net Asset Value
During the year ended June 30, 2014, we issued $1,045,856 of additional equity, net of underwriting and offering costs, by issuing 94,789,672 shares of our common stock. The following table shows the calculation of net asset value per share as of June 30, 2014 and June 30, 2013:

	June 30, 2014	June 30, 2013
Net assets	$3,618,182	$2,656,494
Shares of common stock issued and outstanding	342,626,637	247,836,965
Net asset value per share	$10.56	$10.72

Results of Operations
Net increase in net assets resulting from operations for the years ended June 30, 2014, 2013 and 2012 was $319,020, $220,856 and $190,904, respectively, representing $1.06, $1.07 and $1.67 per weighted average share, respectively. During the year ended June 30, 2014, the decrease is primarily due to a $32,300, or $0.38 per weighted average share, decline in net investment income primarily due to a decrease in dividend income from our investment in Energy Solutions, a decrease in the average rate of interest earned on investments, a decline in structuring fee income (during the quarter ended June 30, 2014) and an increase in interest expense due to additional debt financing. (See "Investment Income" for further discussion of dividend and structuring fee income.) The decline in net investment income is partially offset by a $65,865, or $0.37 per weighted average share, favorable decrease in our net realized losses and net change in unrealized depreciation on investments. (See "Net Realized Losses and Net Decrease in Net Assets from Changes in Unrealized Depreciation" for further discussion.)
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
Investment income, which consists of interest income, including accretion of loan origination fees and prepayment penalty fees, dividend income and other income, including settlement of net profits interests, overriding royalty interests and structuring fees, was $712,291, $576,336 and $320,910 for the years ended June 30, 2014, 2013 and 2012, respectively. During the year ended June 30, 2014, the increase in investment income is primarily the result of a larger income producing portfolio. During the year ended June 30, 2013, the increase in investment income is primarily the result of a larger income producing portfolio, increased structuring, advisory and amendment fees from the deployment of additional capital in revenue-producing assets, make-whole fees from Energy Solutions for early repayment of our outstanding loan, and increased dividends received from Energy Solutions and R-V.
The following table describes the various components of investment income and the related levels of debt investments:

	Year Ended June 30,
	2014	2013	2012
Interest income	$613,741	$435,455	$219,536
Dividend income	26,837	82,705	64,881
Other income	71,713	58,176	36,493
Total investment income	$712,291	$576,336	$320,910

Average debt principal of performing investments	$4,886,846	$2,878,421	$1,466,703
Weighted average interest rate earned on performing assets	12.56%	15.13%	14.97%
Average interest income producing assets have increased from $1,466,703 for the year ended June 30, 2012 to $2,878,421 for the year ended June 30, 2013 to $4,886,846 for the year ended June 30, 2014. The average yield on interest bearing performing assets decreased from 15.1% for the year ended June 30, 2013 to 12.6% for the year ended June 30, 2014. The decrease in annual returns during the comparable period is primarily due to a decline in prepayment penalty income driven by a $14,731 decrease in the make-whole fees we received from Energy Solutions. The decrease in our current yield is primarily due to originations at lower rates than our average existing portfolio yield. Excluding the adjustment for make-whole fees our annual return would have been 14.1% for the year ended June 30, 2013.

Investment income is also generated from dividends and other income. Dividend income decreased from $82,705 for the year ended June 30, 2013 to $26,837 for the year ended June 30, 2014. The decrease in dividend income is primarily attributed to a $53,820 decrease in the level of dividends received from our investment in Energy Solutions. The sale of Gas Solutions by Energy Solutions resulted in significant earnings and profits, as defined by the Internal Revenue Code, at Energy Solutions for calendar year 2012. As a result, distributions from Energy Solutions to us were recognized as dividend income, in accordance with ASC 946, Financial Services—Investment Companies, as cash distributions are received from Energy Solutions to the extent there are earnings and profits sufficient to support such recognition. As a result, we received dividends from Energy Solutions of $53,820 during the year ended June 30, 2013. No such dividends were received during the year ended June 30, 2014 related to our investment in Energy Solutions. The decrease in dividend income is also attributed to a $23,361 decrease in the level of dividends received from our investment in R-V. We received dividends from R-V of $1,100 and $24,462 during the years ended June 30, 2014 and 2013, respectively. The $24,462 of dividends received from R-V during the year ended June 30, 2013 include a $11,073 distribution as part of R-V’s recapitalization in November 2012 for which we provided an additional $9,500 of senior secured financing. The decrease in dividend income is further attributed to a $2,945 decrease in dividends received from our investment in American Gilsonite Company ("AGC"). We received dividends of $2,945 from AGC during the year ended June 30, 2013. No such dividends were received during the year ended June 30, 2014 related to our investment in AGC. The decrease in dividend income was partially offset by dividends of $12,000, $4,841 and $5,000 received from our investments in AIRMALL, Credit Central and Nationwide, respectively, during the year ended June 30, 2014. The dividends received from Credit Central and Nationwide include distributions as part of follow-on financings in March 2014 for which we provided an additional $6,500 of financing, as discussed above. No dividends were received from AIRMALL, Credit Central or Nationwide during the year ended June 30, 2013.
Dividend income increased from $64,881 for the year ended June 30, 2012 to $82,705 for the year ended June 30, 2013. This $17,824 increase in dividend income is primarily attributed to an increase in the level of dividends received from our investments in Energy Solutions and R-V due to increased profits generated by the portfolio companies. We received dividends from Energy Solutions of $53,820 and $47,850 during the years ended June 30, 2013 and June 30, 2012, respectively. The sale of Gas Solutions by Energy Solutions has resulted in significant earnings and profits, as defined by the Internal Revenue Code, at Energy Solutions for calendar year 2012. We received dividends from R-V of $24,462 and $283 during the years ended June 30, 2013 and June 30, 2012, respectively. The $24,462 of dividends received from R-V during the year ended June 30, 2013 include a $11,073 distribution as part of R-V’s recapitalization in November 2012 for which we provided an additional $9,500 of senior secured financing. The increases in dividend income from our investments in Energy Solutions and R-V were offset by a reduction in dividends received from NRG. We received dividends from NRG of $15,011 during the year ended June 30, 2012. There were no dividends from NRG received during the year ended June 30, 2013 as NRG has been sold.
Other income has come primarily from structuring fees, overriding royalty interests, and settlement of net profits interests. Income from other sources increased from $58,176 for the year ended June 30, 2013 to $71,713 for the year ended June 30, 2014. The increase is primarily due to a $4,998 increase in structuring fees, $5,825 of legal cost reimbursement from a litigation settlement which had been expensed in prior years, and a $1,771 increase in royalty interests from our controlled investments, particularly APH, Credit Central, First Tower, Nationwide, NPH and UPH. During the years ended June 30, 2014 and 2013, we recognized structuring fees of $57,697 and $52,699, respectively, from new originations, restructurings and follow-on investments. Included within the $57,697 of structuring fees recognized during the year ended June 30, 2014 is an $8,000 fee from First Tower Delaware related to the renegotiation and expansion of First Tower’s third party revolver for which a fee was received in December 2013. The remaining $49,697 of structuring fees recognized during the year ended June 30, 2014 resulted from follow-on investments and new originations, primarily from our investments in Echelon, Harbortouch, IWCO and Matrixx.
Income from other sources increased from $36,493 for the year ended June 30, 2012 to $58,176 for the year ended June 30, 2013. The increase is primarily due to $52,699 of structuring fees recognized during the year ended June 30, 2013 primarily from our investments in APH, Arctic Glacier, Broder, InterDent, Progrexion, Ryan, TransPlace, USC and Wolf, in comparison to $26,443 of structuring fees recognized during the year ended June 30, 2012. The increase in structuring fees is partially offset by a decrease in advisory fees recognized during the year ended June 30, 2013 from our investments in Energy Solutions and NRG. We received $8,783 of advisory fees from Energy Solutions and NRG during the year ended June 30, 2012. No such fee was received during the year ended June 30, 2013. The remaining increase is primarily due to $4,122 of royalty income recognized during the year ended June 30, 2013 primarily from First Tower and Wolf, in comparison to $224 of royalty income recognized during the year ended June 30, 2012.

While we were in discussions with the SEC regarding consolidation, we elected to suspend our debt and equity raising activities for the remainder of the quarter and continuing through the filing of this Form 10-K. This curtailment of capital raising activities suppressed our levels of origination and growth in the fourth quarter of the fiscal year ended June 30, 2014. While structuring fees increased from the fiscal year ended June 30, 2013 to the fiscal year ended June 30, 2014, the reduction in originations in the quarter ended June 30, 2014 suppressed our level of structuring fees recognized and reduced our earnings for the quarter. Originations were $1,343,356 in the quarter ended March 31, 2014 versus $444,104 in the quarter ended June 30, 2014. As a result, structuring fees fell from $24,659 in the quarter ended March 31, 2014 to $5,026 in the quarter ended June 30, 2014.
Operating Expenses
Our primary operating expenses consist of investment advisory fees (base management and income incentive fees), borrowing costs, legal and professional fees and other operating and overhead-related expenses. These expenses include our allocable portion of overhead under the Administration Agreement with Prospect Administration under which Prospect Administration provides administrative services and facilities for us. Our investment advisory fees compensate Prospect Capital Management (the “Investment Adviser”) for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions. Operating expenses were $355,068, $251,412 and $134,226 for the years ended June 30, 2014, 2013 and 2012, respectively.
The base management fee was $108,990, $69,800 and $35,836 for the years ended June 30, 2014, 2013 and 2012, respectively. The increases are directly related to our growth in total assets. For the years ended June 30, 2014, 2013 and 2012, we incurred $89,306, $81,231 and $46,671 of income incentive fees, respectively. These increases are driven by corresponding increases in pre-incentive fee net investment income from $233,355 for the year ended June 30, 2012 to $406,155 for the year ended June 30, 2013 to $446,529 for the year ended June 30, 2014, primarily due to an increase in interest income from a larger asset base. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
During the years ended June 30, 2014, 2013 and 2012, we incurred $130,103, $76,341 and $38,534, respectively, of expenses related to our Revolving Credit Facility, Senior Convertible Notes, Senior Unsecured Notes and Prospect Capital InterNotes® (collectively, our "Senior Notes"). These expenses are related directly to the leveraging capacity put into place for each of those periods and the levels of indebtedness actually undertaken in those periods. The table below describes the various expenses of our Senior Notes and the related indicators of leveraging capacity and indebtedness during these periods.

	Year Ended June 30,
	2014	2013	2012
Interest on borrowings	$111,900	$62,657	$27,346
Amortization of deferred financing costs	11,491	8,232	8,511
Accretion of discount on Senior Unsecured Notes	156	50	—
Facility commitment fees	6,556	5,402	2,677
Total interest and credit facility expenses	$130,103	$76,341	$38,534

Average principal debt outstanding	$1,982,054	$1,066,368	$502,038
Weighted average stated interest rate on borrowings(1)	5.65%	5.88%	5.45%
Weighted average interest rate on borrowings(2)	6.23%	6.65%	7.14%
Revolving Credit Facility amount at beginning of year	$552,500	$492,500	$325,000

(1)	Includes only the stated interest expense.

(2)
Includes the stated interest expense, amortization of deferred financing costs, accretion of discount on Senior Unsecured Notes and commitment fees on the undrawn portion of our Revolving Credit Facility.

The increase in interest expense for the year ended June 30, 2014 is primarily due to the issuance of additional Prospect Capital InterNotes®, the 2019 Notes, the 5.00% 2019 Notes, the 2020 Notes, and the 2023 Notes for which we incurred an incremental $49,101 of collective interest expense, respectively. The weighted average interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) decreased from 5.88% for the year ended June 30, 2013 to 5.65% for the year ended June 30, 2014. This decrease is primarily due to issuances of debt at lower coupon rates. For example, the weighted average interest rate on our Prospect Capital InterNotes® decreased from 5.65% as of June 30, 2013 to 5.38% as of June 30, 2014.

The allocation of overhead expense from Prospect Administration was $14,373, $8,737 and $6,848 for the years ended June 30, 2014, 2013 and 2012, respectively. As our portfolio continues to grow, we expect Prospect Administration to continue to increase the size of its administrative and financial staff. During the years ended June 30, 2014, 2013 and 2012, Prospect Administration received payments of $7,582, $1,394, and $1,092 directly from our controlled portfolio companies for legal, tax and portfolio level accounting services. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration's charges for its administrative services would have increased by these amounts.
Excise tax decreased from an expense of $6,500 for the year ended June 30, 2013 to a benefit of $4,200 for the year ended June 30, 2014. As of June 30, 2013, we accrued $5,000 as an estimate of the excise tax due for continuing to retain a portion of our annual taxable income for the calendar year ended December 31, 2013. We previously paid $4,500 for the undistributed ordinary income retained at December 31, 2012. During the year ended June 30, 2014, we amended our excise tax returns resulting in the $4,200 reversal of previously recognized expense and we recorded a $2,200 prepaid asset for the amount our $4,500 excise tax payment exceeded the excise tax liability estimated through June 30, 2014. There was no excise tax expense for the year ended June 30, 2012.
Total operating expenses, net of investment advisory fees, interest and credit facility expenses, allocation of overhead from Prospect Administration and excise tax (“Other Operating Expenses”) were $16,496, $8,803 and $6,337 for the years ended June 30, 2014, 2013 and 2012, respectively. The increase of $7,693 during the year ended June 30, 2014 is primarily due to an increase in our investor relations expense which is included within other general and administrative expenses. Investor relations expense increased due to increased proxy costs incurred for our larger investor base. The increase of $2,466 during the year ended June 30, 2013 is primarily the result of a $1,000 insurance claim settlement for legal fees expensed in previous periods which reduced legal fees in the year ended June 30, 2012.
Net Investment Income
Net investment income was $357,223, $324,924 and $186,684 for the years ended June 30, 2014, 2013 and 2012, respectively ($1.19, $1.57 and $1.63 per weighted average share, respectively). The $32,299 increase during the year ended June 30, 2014 is primarily the result of a $135,955 increase in investment income partially offset by a $103,656 increase in operating expenses. The $0.38 per weighted average share decrease in net investment income for the year ended June 30, 2014 is primarily due to a $0.31 per weighted average share decrease in dividend income primarily due to a decline in the level of dividends received from our investment in Energy Solutions. The $138,240 increase in net investment income during the year ended June 30, 2013 is primarily the result of a $255,426 increase in investment income partially offset by a $117,186 increase in operating expenses. The $0.06 per weighted average share decrease in net investment income for the year ended June 30, 2013 is primarily due to an increase in excise taxes and higher levels of cash awaiting deployment. (Refer to "Investment Income" and "Operating Expenses" above for further discussion.)
Net Realized Gains (Losses)
Net realized gains (losses) were $(3,346), $(26,234) and $36,588 for the years ended June 30, 2014, 2013 and 2012, respectively. The net realized loss during the year ended June 30, 2014 was due primarily to realized losses of $7,853 and $1,669 related to the sale of our investments in NBS and ICON, respectively. These losses were partially offset by a distribution of $3,252 related to our investment in NRG for which we realized a gain of the same amount; a $1,183 gain realized when the subordinated notes from Apidos CLO VIII were called in October 2013; $954 gains received from the release of escrowed amounts due to us from several portfolio companies; and $762 gains realized on sales of other investments described above in "Portfolio Investment Activity."
The net realized loss for the year ended June 30, 2013 was primarily due to the sale of New Meatco Provisions, LLC (realized loss of $10,814), the other-than-temporary impairment of ICS (realized loss of $12,117) and restructuring of the H&M debt in conjunction with the foreclosure on the assets of H&M (realized loss of $19,647). These losses were partially offset by net realized gains from the sale of our assets in Wolf Energy (realized gain of $11,826), assets formerly held by H&M, and distributions received from our escrow receivable account, primarily NRG (realized gains of $3,252).
Net Decrease in Net Assets from Changes in Unrealized Depreciation
Net decrease in net assets from changes in unrealized depreciation was $34,857, $77,834 and $32,368 for the years ended June 30, 2014, 2013 and 2012, respectively. The variability in results is primarily due to the valuation of equity positions in our portfolio susceptible to significant changes in value, both increases as well as decreases, due to operating results. For the year ended June 30, 2014, the $34,857 net change in unrealized deprecation was driven by significant write-down of our investment in NCT, which filed for bankruptcy in June 2014. As we hold a second lien position and do not expect liquidation proceeds to exceed the first lien liability, we decreased the fair value of our debt investment in NCT to zero. We also experienced significant write-downs in our investments in AIRMALL, Ajax, Gulf Coast and Valley Electric. These instances of unrealized depreciation were partially offset by unrealized appreciation related to CP Well, First Tower, Harbortouch and our CLO equity investments. During the year ended June 30, 2014, we partially sold our debt investment in ICON at a discount and realized a loss of $1,669, reducing the amount previously recorded as unrealized depreciation. Included within the change in net unrealized appreciation for the year ended June 30, 2014 is $1,669 of unrealized appreciation resulting from the partial sale of ICON recognized as a realized loss.
For the year ended June 30, 2013, the $77,834 decrease in net assets from the net change in unrealized depreciation was driven by a reduction in the fair value of our investments in Ajax, Boxercraft and First Tower because of changes in current market conditions; and Energy Solutions for which we received $19,543 of make-whole fees for early repayment of the outstanding loan and distributions of $53,820 during the year, which were recorded as interest and dividend income, respectively, reducing the amount previously recorded as unrealized appreciation. These instances of unrealized depreciation were partially offset by the elimination of the unrealized depreciation resulting from the H&M foreclosure mentioned above.
Financial Condition, Liquidity and Capital Resources
For the years ended June 30, 2014, 2013 and 2012, our operating activities used $1,725,387, $1,786,208 and $229,415 of cash, respectively. There were no investing activities for the years ended June 30, 2014, 2013 and 2012. Financing activities provided $1,656,376, $1,868,250 and $289,214 of cash during the years ended June 30, 2014, 2013 and 2012, respectively, which included dividend payments of $377,070, $242,301 and $127,564, respectively.
Our primary uses of funds have been to continue to invest in portfolio companies, through both debt and equity investments, repay outstanding borrowings and to make cash distributions to holders of our common stock.
Our primary sources of funds have been issuances of debt and equity. We have and may continue to fund a portion of our cash needs through borrowings from banks, issuances of senior securities or secondary offerings. We may also securitize a portion of our investments in unsecured or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the year ended June 30, 2014, we borrowed $1,078,500 and made repayments totaling $1,110,500 under our Revolving Credit Facility. As of June 30, 2014, we had $92,000 outstanding on our Revolving Credit Facility, $1,247,500 outstanding on our Senior Convertible Notes, Senior Unsecured Notes with a carrying value of $647,881 and $785,670 outstanding on our Prospect Capital InterNotes®. (See "Capitalization" above.)
Undrawn committed revolvers to our portfolio companies incur commitment fees ranging from 0.00% to 2.00%. As of June 30, 2014 and June 30, 2013, we have $143,597 and $202,518 of undrawn revolver commitments to our portfolio companies, respectively.
Our Board of Directors, pursuant to the Maryland General Corporation Law, executed Articles of Amendment to increase the number of shares authorized for issuance from 500,000,000 to 1,000,000,000 in the aggregate. The amendment became effective May 6, 2014.
On October 15, 2013, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $3,691,792 of additional debt and equity securities in the public market as of June 30, 2014.
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

On February 4, 2014, we entered into an ATM Program with BMO Capital Markets, BNP Paribas, Goldman Sachs, KeyBanc Capital Markets, and UBS Investment Bank through which we could sell, by means of at-the-market offerings from time to time, up to 50,000,000 shares of our common stock. During the period from February 10, 2014 to April 9, 2014, we sold 21,592,715 shares of our common stock at an average price of $11.08 per share, and raised $239,305 of gross proceeds, under the ATM Program. Net proceeds were $236,904 after commissions to the broker-dealer on shares sold and offering costs.
On April 9, 2014, we entered into an ATM Program with Barclays Capital through which we could sell, by means of at-the-market offerings from time to time, up to 20,000,000 shares of our common stock. During the period from April 15, 2014 to May 2, 2014, we sold 5,213,900 shares of our common stock at an average price of $10.93 per share, and raised $56,995 of gross proceeds, under the ATM Program. Net proceeds were $56,357 after commissions to the broker-dealer on shares sold and offering costs. There have been no issuances under the ATM Program subsequent to June 30, 2014.
Off-Balance Sheet Arrangements
As of June 30, 2014, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than those which originate from 1) the investment advisory and management agreement and the administration agreement and 2) the portfolio companies.
Recent Developments
On July 11, 2014, we increased total commitments to our Revolving Credit Facility by $10,000 to $867,500 in the aggregate.
On July 22, 2014, Injured Workers Pharmacy, LLC repaid the $22,678 loan receivable to us.
On July 23, 2014, Correctional Healthcare Holding Company, Inc. repaid the $27,100 loan receivable to us.
On July 23, 2014, we increased total commitments to our Revolving Credit Facility by $10,000 to $877,500 in the aggregate.
On July 24, 2014, we issued 98,503 shares of our common stock in connection with the dividend reinvestment plan.
On July 28, 2014, Tectum Holdings, Inc. repaid the $10,000 loan receivable to us.
On August 1, 2014, we sold our investments in AMU Holdings Inc. and Airmall Inc. for net proceeds of $51,379. In addition, there is $6,000 being held in escrow, of which 98% is due to Prospect, which will be recognized if and when received.
On August 5, 2014, we made an investment of $39,105 to purchase 70.94% of the subordinated notes in CIFC Funding 2014-IV, Ltd.
On August 13, 2014, we provided $210,000 of senior secured financing, of which $200,000 was funded at closing, to support the recapitalization of Trinity Services Group, Inc., a leading food services company in the H.I.G. Capital portfolio.
On August 14, 2014, we announced the then current conversion rate on the 2018 Notes as 83.6661 shares of common stock per $1 principal amount of the 2018 Notes converted, which is equivalent to a conversion price of approximately $11.95.
On August 21, 2014, we issued 129,435 shares of our common stock in connection with the dividend reinvestment plan.
On August 22, 2014, Byrider Systems Acquisition Corp. repaid the $11,177 loan receivable to us.
On August 22, 2014, Capstone Logistics, LLC repaid the $189,941 loan receivable to us.
On August 22, 2014, TriMark USA, LLC repaid the $10,000 loan receivable to us.
Critical Accounting Policies and Estimates
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and pursuant to the requirements for reporting on Form 10-K, ASC 946, Financial Services—Investment Companies (“ASC 946”), and Articles 6 and 12 of Regulation S-X. The financial results of our portfolio investments are not consolidated in the financial statements.

Reclassifications
Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the year ended June 30, 2014.
Use of Estimates
The preparation of the consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income, expenses, and gains and losses during the reported period. Changes in the economic environment, financial markets, creditworthiness of our portfolio companies and any other parameters used in determining these estimates could cause actual results to differ, and these differences could be material.
Basis of Consolidation
Under the 1940 Act, the regulations pursuant to Article 6 of Regulation S-X and ASC 946, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit us. Our consolidated financial statements include our accounts and the accounts of PCF and PSBL, our wholly-owned, closely-managed subsidiaries that are also investment companies. All intercompany balances and transactions have been eliminated in consolidation.
On May 6, 2014, we announced in our filing on Form 10-Q for the quarter ended March 31, 2014 that the SEC Staff had asserted certain of our wholly-owned holding companies were investment companies, such companies were required to be consolidated in our historical financial results and financial position, and restatement of such financial statements was needed. At that time, we disclosed that we disagreed with the views of the SEC Staff and wished to appeal the conclusion through the Office of the Chief Accountant. On June 10, 2014, based on those discussions with the Office of the Chief Accountant, we concluded the following:

•	Our historical non-consolidation of wholly-owned and substantially wholly-owned holding companies did not require restatement of our prior period financial statements.

•
Upon our adoption of ASU 2013-08 for the fiscal year ended June 30, 2015, we will begin consolidating on a prospective basis certain of our wholly-owned and substantially wholly-owned holding companies formed by us in order to facilitate our investment strategy.

The following companies will be consolidated: AMU Holdings Inc.; APH Property Holdings, LLC; Arctic Oilfield Equipment USA, Inc.; CCPI Holdings Inc.; CP Holdings of Delaware LLC; Credit Central Holdings of Delaware, LLC; Energy Solutions Holdings Inc.; First Tower Holdings of Delaware LLC; Harbortouch Holdings of Delaware Inc.; MITY Holdings of Delaware Inc.; Nationwide Acceptance Holdings LLC; NMMB Holdings, Inc.; NPH Property Holdings, LLC; STI Holding, Inc.; UPH Property Holdings, LLC; Valley Electric Holdings I, Inc.; Valley Electric Holdings II, Inc.; and Wolf Energy Holdings Inc.
Any operating companies owned by the holding companies will not be consolidated. We do not expect this consolidation to have any material effect on our financial position or results of operations.
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
Investment Valuation
To value our investments, we follow the guidance of ASC 820, Fair Value Measurement ("ASC 820"), that defines fair value, establishes a framework for measuring fair value in conformity with GAAP and requires disclosures about fair value measurements. In accordance with ASC 820, the fair value of our investments is defined as the price that we would receive upon selling an investment in an orderly transaction to an independent buyer in the principal or most advantageous market in which that investment is transacted.
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

For most of our investments, market quotations are not available. With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, our Board of Directors has approved a multi-step valuation process each quarter, as described below:

1.	Each portfolio company or investment is reviewed by our investment professionals with independent valuation firms engaged by our Board of Directors;

2.	The independent valuation firms conduct independent valuations and make their own independent assessments;

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
Our investments in CLOs are classified as ASC 820 Level 3 securities and are valued using a discounted cash flow model. The valuations have been accomplished through the analysis of the CLO deal structures to identify the risk exposures from the modeling point of view. For each CLO security, the most appropriate valuation approach has been chosen from alternative approaches to ensure the most accurate valuation for such security. To value a CLO, both the assets and the liabilities of the CLO capital structure are modeled. We use a waterfall engine to store the collateral data, generate collateral cash flows from the assets based on various assumptions for the risk factors, distribute the cash flows to the liability structure based on the payment priorities, and discount them back using current market discount rates. The main risk factors are: default risk, interest rate risk, downgrade risk, and credit spread risk.
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

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of such purchase discounts or amortization of premiums is calculated by the effective interest method as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as interest income. The purchase discount for portfolio investments acquired from Patriot Capital Funding, Inc. (“Patriot”) was determined based on the difference between par value and fair value as of December 2, 2009, and continues to accrete until maturity or repayment of the respective loans (see Note 3). As of June 30, 2014, the purchase discount from the assets acquired from Patriot has been fully accreted.
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, are likely to remain current. As of June 30, 2014, approximately 0.1% of our total assets are in non-accrual status.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. We had an excise tax liability of $1,918 for the calendar year ended December 31, 2012 and zero for the calendar year ended December 31, 2013. As of June 30, 2014, we had an accrued prepaid excise tax balance of $2,200 because we have made estimated excise tax payments in excess of our expected excise tax liability for the calendar year ending December 31, 2014.
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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of June 30, 2014 and for the year then ended, we did not have a liability for any unrecognized tax benefits. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2010 remain subject to examination by the Internal Revenue Service.
Dividends and Distributions
Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a monthly dividend or distribution is approved by our Board of Directors quarterly and is generally based upon our management’s estimate of our future earnings. Net realized capital gains, if any, are distributed at least annually.
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
We record registration expenses related to shelf filings as prepaid assets. These expenses consist principally of SEC registration fees, legal fees and accounting fees incurred. These prepaid assets are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed.
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
Recent Accounting Pronouncements
In June 2013, the FASB issued Accounting Standards Update 2013-08, Financial Services — Investment Companies (Topic 946), Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). The update clarifies the approach to be used for determining whether an entity is an investment company and provides new measurement and disclosure requirements. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited. The adoption of the amended guidance in ASU 2013-08 is not expected to have a significant effect on our consolidated financial statements and disclosures.
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The update supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The adoption of the amended guidance in ASU 2014-09 is not expected to have a significant effect on our consolidated financial statements and disclosures.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates and equity price risk. Some of the loans in our portfolio have floating interest rates.
We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the year ended June 30, 2014, we did not engage in hedging activities.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Prospect Capital Corporation
New York, New York
We have audited the accompanying consolidated statements of assets and liabilities of Prospect Capital Corporation (the "Company"), including the consolidated schedules of investments, as of June 30, 2014 and 2013, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended June 30, 2014, and the financial highlights for each of the five years in the period ended June 30, 2014. These consolidated financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial highlights based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of June 30, 2014 and 2013 by correspondence with the custodian, trustees and portfolio companies, or by other appropriate auditing procedures where replies were not received. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Prospect Capital Corporation at June 30, 2014 and 2013, the results of its operations, the changes in its net assets, and its cash flows for each of the three years in the period ended June 30, 2014, and the financial highlights for each of the five years in the period ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Prospect Capital Corporation's internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 25, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP
New York, New York
August 25, 2014

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	June 30, 2014	June 30, 2013
Assets
Investments at fair value:
Control investments (amortized cost of $1,719,242 and $830,151, respectively)	$1,640,454	$811,634
Affiliate investments (amortized cost of $31,829 and $49,189, respectively)	32,121	42,443
Non-control/non-affiliate investments (amortized cost of $4,620,451 and $3,376,438, respectively)	4,581,164	3,318,775
Total investments at fair value (amortized cost of $6,371,522 and $4,255,778, respectively)	6,253,739	4,172,852
Cash and cash equivalents	134,225	203,236
Receivables for:
Interest, net	21,997	22,863
Other	2,587	4,397
Prepaid expenses	2,828	540
Deferred financing costs	61,893	44,329
Total Assets	6,477,269	4,448,217

Liabilities
Revolving Credit Facility (Notes 4 and 8)	92,000	124,000
Senior Convertible Notes (Notes 5 and 8)	1,247,500	847,500
Senior Unsecured Notes (Notes 6 and 8)	647,881	347,725
Prospect Capital InterNotes® (Notes 7 and 8)	785,670	363,777
Due to broker	—	43,588
Dividends payable	37,843	27,299
Due to Prospect Administration (Note 13)	2,208	1,366
Due to Prospect Capital Management (Note 13)	3	5,324
Accrued expenses	4,790	2,345
Interest payable	37,459	24,384
Other liabilities	3,733	4,415
Total Liabilities	2,859,087	1,791,723
Net Assets	$3,618,182	$2,656,494

Components of Net Assets
Common stock, par value $0.001 per share (1,000,000,000 common shares authorized; 342,626,637 and 247,836,965 issued and outstanding, respectively) (Note 9)	$343	$248
Paid-in capital in excess of par (Note 9)	3,814,634	2,772,191
Undistributed net investment income	42,086	82,112
Accumulated realized losses on investments	(121,098)	(115,131)
Unrealized depreciation on investments	(117,783)	(82,926)
Net Assets	$3,618,182	$2,656,494

Net Asset Value Per Share (Note 16)	$10.56	$10.72

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended June 30,
	2014	2013	2012
Investment Income
Interest income:
Control investments	$153,307	$106,425	$53,408
Affiliate investments	4,358	6,515	12,155
Non-control/non-affiliate investments	334,039	234,013	144,592
CLO fund securities	122,037	88,502	9,381
Total interest income	613,741	435,455	219,536
Dividend income:
Control investments	26,687	78,282	63,144
Affiliate investments	—	728	—
Non-control/non-affiliate investments	98	3,656	1,733
Money market funds	52	39	4
Total dividend income	26,837	82,705	64,881
Other income: (Note 10)
Control investments	43,671	16,821	25,464
Affiliate investments	17	623	108
Non-control/non-affiliate investments	28,025	40,732	10,921
Total other income	71,713	58,176	36,493
Total Investment Income	712,291	576,336	320,910

Operating Expenses
Investment advisory fees:
Base management fee (Note 13)	108,990	69,800	35,836
Income incentive fee (Note 13)	89,306	81,231	46,671
Total investment advisory fees	198,296	151,031	82,507
Interest and credit facility expenses	130,103	76,341	38,534
Legal fees	2,771	1,918	279
Valuation services	1,836	1,579	1,212
Audit, compliance and tax related fees	2,959	1,566	1,446
Allocation of overhead from Prospect Administration (Note 13)	14,373	8,737	6,848
Insurance expense	373	356	324
Directors’ fees	325	300	273
Excise tax	(4,200)	6,500	—
Other general and administrative expenses	8,232	3,084	2,803
Total Operating Expenses	355,068	251,412	134,226
Net Investment Income	357,223	324,924	186,684

Net realized (loss) gain on investments	(3,346)	(26,234)	36,588
Net change in unrealized depreciation on investments	(34,857)	(77,834)	(32,368)
Net Increase in Net Assets Resulting from Operations	$319,020	$220,856	$190,904

Net increase in net assets resulting from operations per share	$1.06	$1.07	$1.67
Dividends declared per share	$(1.32)	$(1.28)	$(1.22)

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except share data)

	Year Ended June 30,
	2014	2013	2012
Operations
Net investment income	$357,223	$324,924	$186,684
Net realized (loss) gain on investments	(3,346)	(26,234)	36,588
Net change in unrealized depreciation on investments	(34,857)	(77,834)	(32,368)
Net Increase in Net Assets Resulting from Operations	319,020	220,856	190,904

Distributions to Shareholders
Distribution from net investment income	(403,188)	(271,507)	(136,875)
Distribution of return of capital	—	—	(4,504)
Net Decrease in Net Assets Resulting from Distributions to Shareholders	(403,188)	(271,507)	(141,379)

Common Stock Transactions
Issuance of common stock, net of underwriting costs	973,832	1,121,648	177,699
Less: Offering costs from issuance of common stock	(1,380)	(1,815)	(708)
Value of shares issued to acquire controlled investments	57,830	59,251	160,571
Value of shares issued through reinvestment of dividends	15,574	16,087	10,530
Net Increase in Net Assets Resulting from Common Stock Transactions	1,045,856	1,195,171	348,092

Total Increase in Net Assets	961,688	1,144,520	397,617
Net assets at beginning of year	2,656,494	1,511,974	1,114,357
Net Assets at End of Year	$3,618,182	$2,656,494	$1,511,974

Common Stock Activity
Shares sold	88,054,653	101,245,136	16,452,489
Shares issued to acquire controlled investments	5,326,949	5,507,381	14,518,207
Shares issued through reinvestment of dividends	1,408,070	1,450,578	1,056,484
Total shares issued due to common stock activity	94,789,672	108,203,095	32,027,180
Shares issued and outstanding at beginning of year	247,836,965	139,633,870	107,606,690
Shares Issued and Outstanding at End of Year	342,626,637	247,836,965	139,633,870

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)

	Year Ended June 30,
	2014	2013	2012
Operating Activities
Net increase in net assets resulting from operations	$319,020	$220,856	$190,904
Net realized loss (gain) on investments	3,346	26,234	(36,588)
Net change in unrealized depreciation on investments	34,857	77,834	32,368
Amortization (accretion) of discounts and premiums, net	46,297	(11,016)	(7,284)
Amortization of deferred financing costs	11,491	8,232	8,511
Payment-in-kind interest	(15,145)	(10,947)	(5,647)
Structuring fees	(45,087)	(52,699)	(8,075)
Change in operating assets and liabilities:
Payments for purchases of investments	(2,834,394)	(2,980,320)	(901,833)
Proceeds from sale of investments and collection of investment principal	787,069	931,534	500,952
Decrease (increase) in interest receivable, net	866	(8,644)	(4,950)
Decrease (increase) in other receivables	1,810	(3,613)	(517)
Increase in prepaid expenses	(2,288)	(119)	(320)
Decrease in due to broker	(43,588)	(945)	—
Increase in due to Prospect Administration	842	708	446
(Decrease) increase in due to Prospect Capital Management	(5,321)	(2,589)	207
Increase (decrease) in accrued expenses	2,445	(580)	1,052
Increase in interest payable	13,075	17,661	2,720
(Decrease) increase in other liabilities	(682)	2,205	(1,361)
Net Cash Used in Operating Activities	(1,725,387)	(1,786,208)	(229,415)

Financing Activities
Borrowings under Revolving Credit Facility (Note 4)	1,078,500	223,000	726,800
Principal payments under Revolving Credit Facility (Note 4)	(1,110,500)	(195,000)	(715,000)
Issuance of Senior Convertible Notes (Note 5)	400,000	400,000	130,000
Repurchases of Senior Convertible Notes (Note 5)	—	—	(5,000)
Issuance of Senior Unsecured Notes, net of original issue discount (Note 6)	255,000	247,675	100,000
Accretion of discount on Senior Unsecured Notes (Note 6)	156	50	—
Issuance of Prospect Capital InterNotes® (Note 7)	473,762	343,139	20,638
Redemptions of Prospect Capital InterNotes® (Note 7)	(6,869)	—	—
Financing costs paid and deferred	(29,055)	(28,146)	(17,651)
Proceeds from issuance of common stock, net of underwriting costs	973,832	1,121,648	177,699
Offering costs from issuance of common stock	(1,380)	(1,815)	(708)
Dividends paid	(377,070)	(242,301)	(127,564)
Net Cash Provided by Financing Activities	1,656,376	1,868,250	289,214

Total Increase in Cash and Cash Equivalents	(69,011)	82,042	59,799
Cash and cash equivalents at beginning of year	203,236	121,194	61,395
Cash and Cash Equivalents at End of Year	$134,225	$203,236	$121,194

Supplemental Disclosures
Cash paid for interest	$105,410	$45,363	$24,515

Non-Cash Financing Activities
Value of shares issued through reinvestment of dividends	$15,574	$16,087	$10,530
Value of shares issued to acquire controlled investments	$57,830	$59,251	$160,571
Exchange of Prospect Capital InterNotes® for Senior Unsecured Notes	$45,000	$—	$—

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
(in thousands, except share data)

			June 30, 2014
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (greater than 25.00% voting control)(46)

AMU Holdings Inc.(27)	Pennsylvania / Property Management	Senior Secured Term Loan A to Airmall Inc. (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor), due 6/30/2015)(3)(4)	$27,587	$27,587	$27,587	0.8%
		Senior Secured Term Loan B to Airmall Inc. (12.00% plus 6.00% PIK, due 12/31/2015)	19,993	19,993	17,697	0.5%
		Series A Preferred Stock of AMU Holdings Inc. (9,919.684 shares)		9,920	—	—%
		Common Stock of AMU Holdings Inc. (100 shares)		—	—	—%
				57,500	45,284	1.3%
APH Property Holdings, LLC(32)	Florida / Real Estate	Senior Term Loan to American Property REIT Corp. (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 4/1/2019)(4)	167,743	167,743	167,743	4.6%
		Membership Interest in APH Property Holdings, LLC		35,024	38,416	1.1%
				202,767	206,159	5.7%
Arctic Oilfield Equipment USA, Inc. (45)	Wyoming / Oil & Gas Production	Senior Secured Term Loan to Arctic Energy Services, LLC (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor), due 5/5/2019)(4)	31,640	31,640	31,640	0.9%
		Senior Subordinated Term Loan to Arctic Energy Services, LLC (14.00% (LIBOR + 11.00% with 3.00% LIBOR floor), due 5/5/2019)(4)	20,230	20,230	20,230	0.6%
		Common Stock of Arctic Oilfield Equipment USA, Inc. (100 shares)		9,006	9,244	0.2%
				60,876	61,114	1.7%
ARRM Services, Inc. (f/k/a ARRM Holdings Inc.)(42)	South Carolina / Manufacturing	Senior Secured Note to Ajax Rolled Ring & Machine, LLC (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 3/30/2018)(4)	19,337	19,337	19,337	0.5%
		Series B Preferred Stock of ARRM Services, Inc. (25,000 shares)		21,156	6,199	0.2%
		Series A Convertible Preferred Stock of ARRM Services, Inc. (6,142.60 shares)		6,057	—	—%
		Common Stock of ARRM Services, Inc. (6.00 shares)		—	—	—%
				46,550	25,536	0.7%
AWC, LLC(19)	North Carolina / Machinery	Members Units – Class A (1,800,000 units)		—	—	—%
		Members Units – Class B-1 (1 unit)		—	—	—%
		Members Units – Class B-2 (7,999,999 units)		—	—	—%
				—	—	—%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
(in thousands, except share data)

			June 30, 2014
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (greater than 25.00% voting control)(46)

BXC Company, Inc. (f/k/a BXC Holding Company)(20)	Georgia / Textiles, Apparel & Luxury Goods	Senior Secured Term Loan A to Boxercraft Incorporated (10.00% plus 1.00% PIK, in non-accrual status effective 1/1/2014, due 9/15/2015)	$1,629	$1,621	$1,629	0.1%
		Senior Secured Term Loan B to Boxercraft Incorporated (10.00% plus 1.00% PIK, in non-accrual status effective 1/1/2014, due 9/15/2015)	4,942	4,917	486	—%
		Senior Secured Term Loan C to Boxercraft Incorporated (10.00% plus 1.00% PIK, in non-accrual status effective 1/1/2014, due 9/15/2015)	2,395	2,383	—	—%
		Senior Secured Term Loan D to Boxercraft Incorporated (10.00% plus 1.00% PIK, in non-accrual status effective 4/18/2014, due 9/15/2015)	301	300	—	—%
		Senior Secured Term Loan to Boxercraft Incorporated (10.00% plus 1.00% PIK, in non-accrual status effective 1/1/2014, due 9/15/2015)	8,410	8,227	—	—%
		Series A Preferred Stock of BXC Company, Inc. (12,520,000 shares)		—	—	—%
		Series B Preferred Stock of BXC Company, Inc. (2,400,000 shares)		—	—	—%
		Common Stock of BXC Company, Inc. (138,250 shares)		—	—	—%
		Warrant (to purchase 15% of all classes of equity of BXC Company, Inc., expires 8/31/2022)		—	—	—%
				17,448	2,115	0.1%
CCPI Holdings Inc.(33)	Ohio / Manufacturing	Senior Secured Term Loan A to CCPI Inc. (10.00%, due 12/31/2017)(3)	17,213	17,213	17,213	0.5%
		Senior Secured Term Loan B to CCPI Inc. (12.00% plus 7.00% PIK, due 12/31/2017)	8,245	8,245	8,245	0.2%
		Common Stock of CCPI Holdings Inc. (100 shares)		8,579	7,136	0.2%
				34,037	32,594	0.9%
CP Holdings of Delaware LLC(38)	Oklahoma / Oil & Gas Production	Senior Secured Term Loan A to CP Well Testing, LLC (7.00% (LIBOR + 5.00% with 2.00% LIBOR floor), due 4/1/2019)(4)	11,035	11,035	11,035	0.3%
		Senior Secured Term Loan B to CP Well Testing, LLC (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor) plus 7.50% PIK, due 4/1/2019)(4)	72,238	72,238	72,238	2.0%
		Second Lien Term Loan to CP Well Testing, LLC (9.00% (LIBOR + 7.00% with 2.00% LIBOR floor) plus 9.00% PIK, due 4/1/2019)(4)	15,000	15,000	15,000	0.4%
		Membership Interest in CP Holdings of Delaware LLC		15,228	31,846	0.9%
				113,501	130,119	3.6%
Credit Central Holdings of Delaware, LLC(22)(34)	Ohio / Consumer Finance	Subordinated Term Loan to Credit Central Loan Company, LLC (10.00% plus 10.00% PIK, due 6/26/2019)	36,333	36,333	36,333	1.0%
		Membership Interest in Credit Central Holdings of Delaware, LLC		13,670	14,099	0.4%
				50,003	50,432	1.4%
Echelon Aviation LLC	New York / Aerospace & Defense	Senior Secured Revolving Credit Facility to Echelon Aviation LLC – $150,000 Commitment (11.75% (LIBOR + 9.75% with 2.00% LIBOR floor) plus 2.25% PIK, due 3/31/2022)(4)(25)	78,521	78,521	78,521	2.2%
		Membership Interest in Echelon Aviation LLC		14,107	14,107	0.4%
				92,628	92,628	2.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
(in thousands, except share data)

			June 30, 2014
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (greater than 25.00% voting control)(46)

Energy Solutions Holdings Inc.(8)	Texas / Energy	Senior Secured Note to Vessel Company, LLC (18.00%, due 12/12/2016)	$3,500	$3,500	$3,500	0.1%
		Senior Secured Note to Vessel Company II, LLC (13.00%, due 11/25/2018)	13,000	12,504	12,504	0.4%
		Senior Secured Note to Vessel Company III, LLC (13.00%, due 12/3/2018)	16,000	16,000	16,000	0.4%
		Senior Secured Note to Yatesville Coal Company, LLC (in non-accrual status effective 1/1/2009, past due)	1,449	1,449	—	—%
		Common Stock of Energy Solutions Holdings Inc. (100 shares)		8,293	—	—%
				41,746	32,004	0.9%
First Tower Holdings of Delaware LLC(22)(29)	Mississippi / Consumer Finance	Subordinated Term Loan to First Tower, LLC (10.00% plus 7.00% PIK, due 6/24/2019)	251,246	251,246	251,246	6.9%
		Membership Interest in First Tower Holdings of Delaware LLC		68,405	75,539	2.1%
				319,651	326,785	9.0%
Gulf Coast Machine & Supply Company	Texas / Manufacturing	Senior Secured Term Loan to Gulf Coast Machine & Supply Company (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor) plus 2.00% default interest on principal, due 10/12/2017)(4)	17,500	17,500	14,459	0.4%
		Series A Convertible Preferred Stock of Gulf Coast Machine & Supply Company (99,900 shares)		25,950	—	—%
				43,450	14,459	0.4%
Harbortouch Holdings of Delaware Inc.(44)	Pennsylvania / Business Services	Senior Secured Term Loan A to Harbortouch Payments, LLC (9.00% (LIBOR + 7.00% with 2.00% LIBOR floor), due 9/30/2017)(4)	130,796	130,796	130,796	3.6%
		Senior Secured Term Loan B to Harbortouch Payments, LLC (5.50% (LIBOR + 4.00% with 1.50% LIBOR floor) plus 5.50% PIK, due 3/31/2018)(4)	137,226	137,226	137,226	3.8%
		Common Stock of Harbortouch Holdings of Delaware Inc. (100 shares)		10,672	23,292	0.6%
				278,694	291,314	8.0%
The Healing Staff, Inc.(9)	North Carolina / Contracting	Secured Promissory Notes to The Healing Staff, Inc. and Vets Securing America, Inc. (15.00%, in non-accrual status effective 12/22/2010, past due)	1,688	1,686	—	—%
		Senior Demand Note to The Healing Staff, Inc. (15.00%, in non-accrual status effective 11/1/2010, past due)	1,170	1,170	—	—%
		Common Stock of The Healing Staff, Inc. (1,000 shares)		—	—	—%
		Common Stock of Vets Securing America, Inc. (1 share)		975	—	—%
				3,831	—	—%
Manx Energy, Inc.(12)	Kansas / Oil & Gas Production	Senior Secured Note to Manx Energy, Inc. (13.00%, in non-accrual status effective 1/19/2010, past due)	50	50	—	—%
		Series A-1 Preferred Stock of Manx Energy, Inc. (6,635 shares)		—	—	—%
		Common Stock of Manx Energy, Inc. (17,082 shares)		—	—	—%
				50	—	—%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
(in thousands, except share data)

			June 30, 2014
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (greater than 25.00% voting control)(46)

MITY Holdings of Delaware Inc.(17)	Utah / Durable Consumer Products	Revolving Line of Credit to MITY, Inc. – $7,500 Commitment (9.50% (LIBOR + 7.00% with 2.50% LIBOR floor), due 12/23/2014)(4)(25)	$—	$—	$—	—%
		Senior Secured Note A to MITY, Inc. (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor), due 3/19/2019)(3)(4)	18,250	18,250	18,250	0.5%
		Senior Secured Note B to MITY, Inc. (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor) plus 10.00% PIK, due 3/19/2019)(4)	15,769	15,769	15,769	0.4%
		Common Stock of MITY Holdings of Delaware Inc. (100 shares)		14,143	15,270	0.4%
				48,162	49,289	1.3%
Nationwide Acceptance Holdings LLC(22)(36)	Illinois / Consumer Finance	Subordinated Term Loan to Nationwide Acceptance LLC (10.00% plus 10.00% PIK, due 6/18/2019)	14,820	14,820	14,820	0.4%
		Membership Interest in Nationwide Acceptance Holdings LLC		14,331	15,103	0.4%
				29,151	29,923	0.8%
NMMB Holdings, Inc.(24)	New York / Media	Senior Secured Note to NMMB, Inc. (14.00%, due 5/6/2016)	3,714	3,714	2,183	0.1%
		Senior Secured Note to Armed Forces Communications, Inc. (14.00%, due 5/6/2016)	7,000	7,000	4,114	0.1%
		Series B Convertible Preferred Stock of NMMB Holdings, Inc. (8,086 shares)		8,086	—	—%
		Series A Preferred Stock of NMMB Holdings, Inc. (4,400 shares)		4,400	—	—%
				23,200	6,297	0.2%
NPH Property Holdings, LLC(40)	Texas / Real Estate	Senior Term Loan to National Property REIT Corp. (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 4/1/2019)(4)	105,309	105,309	105,309	2.9%
		Membership Interest in NPH Property Holdings, LLC		21,290	19,202	0.5%
				126,599	124,511	3.4%
R-V Industries, Inc.	Pennsylvania / Manufacturing	Senior Subordinated Note to R-V Industries, Inc. (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 6/12/2018)(3)(4)	30,411	30,411	30,411	0.8%
		Common Stock of R-V Industries, Inc. (545,107 shares)		5,087	19,989	0.6%
		Warrant (to purchase 200,000 shares of Common Stock of R-V Industries, expires 6/30/2017)		1,682	7,334	0.2%
				37,180	57,734	1.6%
STI Holding, Inc.(21)	California / Manufacturing	Revolving Line of Credit to Borga, Inc. – $1,150 Commitment (5.00% (PRIME + 1.75%), in non-accrual status effective 3/2/2010, past due)(4)(25)	1,150	1,095	436	—%
		Senior Secured Term Loan B to Borga, Inc. (8.50% (PRIME + 5.25%), in non-accrual status effective 3/2/2010, past due)(4)	1,612	1,501	—	—%
		Senior Secured Term Loan C to Borga, Inc. (12.00% plus 4.00% PIK, in non-accrual status effective 3/2/2010, past due)	10,141	581	—	—%
		Common Stock of STI Holding, Inc. (100 shares)		—	—	—%
		Warrant (to purchase 33,750 shares of Common Stock of Borga, Inc., expires 5/6/2015)		—	—	—%
				3,177	436	—%
UPH Property Holdings, LLC(41)	Georgia / Real Estate	Senior Term Loan to United Property REIT Corp. (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 4/1/2019)(4)	19,027	19,027	19,027	0.5%
		Membership Interest in UPH Property Holdings, LLC		5,113	5,539	0.2%
				24,140	24,566	0.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
(in thousands, except share data)

			June 30, 2014
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (greater than 25.00% voting control)(46)

Valley Electric Holdings I, Inc.(35)	Washington / Construction & Engineering	Senior Secured Note to Valley Electric Co. of Mt. Vernon, Inc. (8.00% (LIBOR + 5.00% with 3.00% LIBOR floor) plus 2.50% PIK, due 12/31/2017)(3)(4)	$10,081	$10,081	$10,081	0.3%
		Senior Secured Note to Valley Electric Company, Inc. (10.00% plus 8.5% PIK, due 12/31/2018)	20,500	20,500	20,500	0.6%
		Common Stock of Valley Electric Holdings I, Inc. (100 shares)		26,279	2,975	—%
				56,860	33,556	0.9%
Wolf Energy Holdings Inc.(12)	Kansas / Oil & Gas Production	Senior Secured Promissory Note to Wolf Energy, LLC secured by assets formerly owned by H&M (18.00%, in non-accrual status effective 4/15/2013, due 4/15/2018)(37)	22,000	—	3,386	0.1%
		Senior Secured Note to Appalachian Energy LLC (8.00%, in non-accrual status effective 1/19/2010, past due)	2,865	2,000	—	—%
		Senior Secured Note to Appalachian Energy LLC (8.00%, in non-accrual status, past due)	56	50	—	—%
		Senior Secured Note to Coalbed, LLC (8.00%, in non-accrual status effective 1/19/2010, past due)(6)	8,595	5,991	—	—%
		Common Stock of Wolf Energy Holdings Inc. (100 shares)		—	—	—%
		Net Profits Interest in Wolf Energy, LLC (8% of Equity Distributions)(7)		—	213	—%
				8,041	3,599	0.1%
Total Control Investments				$1,719,242	$1,640,454	45.3%

Affiliate Investments (5.00% to 24.99% voting control)(47)

BNN Holdings Corp. (f/k/a Biotronic NeuroNetwork)	Michigan / Healthcare	Senior Secured Note (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor), due 12/17/2017)(3)(4)	28,950	28,950	28,950	0.8%
		Series A Preferred Stock (9,925.455 shares)(13)		2,879	3,171	0.1%
		Series B Preferred Stock (1,753.636 shares)(13)		—	—	—%
				31,829	32,121	0.9%
Total Affiliate Investments				$31,829	$32,121	0.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
(in thousands, except share data)

			June 30, 2014
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Aderant North America, Inc.(16)	Georgia / Software & Computer Services	Second Lien Term Loan (10.00% (LIBOR + 8.75% with 1.25% LIBOR floor), due 6/20/2019)(4)	$7,000	$6,914	$7,000	0.2%
				6,914	7,000	0.2%
Aircraft Fasteners International, LLC	California / Machinery	Class A Units (32,500 units)		396	505	—%
				396	505	—%
ALG USA Holdings, LLC(16)	Pennsylvania / Hotels, Restaurants & Leisure	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 2/28/2020)(4)	12,000	11,792	12,000	0.3%
				11,792	12,000	0.3%
Allied Defense Group, Inc.	Virginia / Aerospace & Defense	Common Stock (10,000 shares)		5	—	—%
				5	—	—%
American Broadband Holding Company and Cameron Holdings of NC, Inc.	North Carolina / Telecommunication Services	Senior Secured Term Loan B (11.00% (LIBOR + 9.75% with 1.25% LIBOR floor), due 9/30/2018)(3)(4)	74,654	74,654	74,654	2.1%
				74,654	74,654	2.1%
American Gilsonite Company	Utah / Metal Services & Minerals	Second Lien Term Loan (11.50%, due 9/1/2017)	38,500	38,500	38,500	1.1%
		Membership Interest (99.9999%)(15)		—	3,477	0.1%
				38,500	41,977	1.2%
Apidos CLO IX(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	20,525	18,444	19,903	0.5%
				18,444	19,903	0.5%
Apidos CLO XI(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	38,340	33,937	37,087	1.0%
				33,937	37,087	1.0%
Apidos CLO XII(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	44,063	42,042	42,499	1.2%
				42,042	42,499	1.2%
Apidos CLO XV(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	36,515	37,038	36,715	1.0%
				37,038	36,715	1.0%
Arctic Glacier U.S.A., Inc.	Minnesota / Food Products	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 11/10/2019)(3)(4)	150,000	150,000	150,000	4.1%
				150,000	150,000	4.1%
Ark-La-Tex Wireline Services, LLC(4)	Louisiana / Oil and Gas Production	Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 4/8/2019)	26,831	26,831	26,831	0.7%
		Senior Secured Term Loan B (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 4/8/2019)	26,831	26,831	26,831	0.7%
		Delayed Draw Term Loan – $5,000 Commitment (due 4/8/2019)(25)	—	—	—	—%
				53,662	53,662	1.4%
Armor Holding II LLC(16)	New York / Diversified Financial Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 12/26/2020)(3)(4)	7,000	6,874	6,874	0.2%
				6,874	6,874	0.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
(in thousands, except share data)

			June 30, 2014
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Atlantis Health Care Group (Puerto Rico), Inc.	Puerto Rico / Healthcare	Revolving Line of Credit – $3,000 Commitment (13.00% (LIBOR + 11.00% with 2.00% LIBOR floor), due 8/21/2014)(4)(25)(26)	$2,350	$2,350	$2,350	0.1%
		Senior Term Loan (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor), due 2/21/2018)(3)(4)	38,957	38,957	34,102	0.9%
				41,307	36,452	1.0%
Babson CLO Ltd. 2011-I(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	35,000	33,591	33,801	0.9%
				33,591	33,801	0.9%
Babson CLO Ltd. 2012-I(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	29,075	23,471	26,401	0.7%
				23,471	26,401	0.7%
Babson CLO Ltd. 2012-II(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	27,850	26,764	27,230	0.8%
				26,764	27,230	0.8%
Blue Coat Systems, Inc.(16)	Massachusetts / Software & Computer Services	Second Lien Term Loan (9.50% (LIBOR + 8.50% with 1.00% LIBOR floor), due 6/28/2020)(3)(4)	11,000	10,902	11,000	0.3%
				10,902	11,000	0.3%
Broder Bros., Co.	Pennsylvania / Textiles, Apparel & Luxury Goods	Senior Secured Notes (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 4/8/2019)(3)(4)	257,575	257,575	257,575	7.1%
				257,575	257,575	7.1%
Brookside Mill CLO Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	26,000	22,613	25,081	0.7%
				22,613	25,081	0.7%
Byrider Systems Acquisition Corp.(22)	Indiana / Auto Finance	Senior Subordinated Notes (12.00% plus 2.00% PIK, due 11/3/2016)(3)	11,139	11,139	11,139	0.3%
				11,139	11,139	0.3%
Caleel + Hayden, LLC(14)(31)	Colorado / Personal & Nondurable Consumer Products	Membership Interest		—	182	—%
		Escrow Receivable		—	118	—%
				—	300	—%
Capstone Logistics, LLC	Georgia / Commercial Services	Senior Secured Term Loan A (6.50% (LIBOR + 5.00% with 1.50% LIBOR floor), due 9/16/2016)(4)	92,085	92,085	92,085	2.6%
		Senior Secured Term Loan B (11.50% (LIBOR + 10.00% with 1.50% LIBOR floor), due 9/16/2016)(3)(4)	98,465	98,465	98,465	2.7%
				190,550	190,550	5.3%
Cent CLO 17 Limited(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	24,870	21,999	23,896	0.7%
				21,999	23,896	0.7%
Cent CLO 20 Limited(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	40,275	40,483	40,259	1.1%
				40,483	40,259	1.1%
Cent CLO 21 Limited(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	48,528	46,597	46,154	1.3%
				46,597	46,154	1.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
(in thousands, except share data)

			June 30, 2014
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

CIFC Funding 2011-I, Ltd.(4)(22)	Cayman Islands / Diversified Financial Services	Class D Senior Secured Notes (5.23% (LIBOR + 5.00%, due 1/19/2023)	$19,000	$15,304	$18,037	0.5%
		Class E Subordinated Notes (7.23% (LIBOR + 7.00%, due 1/19/2023)	15,400	12,814	15,162	0.4%
				28,118	33,199	0.9%
CIFC Funding 2013-III, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	44,100	39,534	43,217	1.2%
				39,534	43,217	1.2%
CIFC Funding 2013-IV, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	45,500	40,255	40,934	1.1%
				40,255	40,934	1.1%
Cinedigm DC Holdings, LLC	New York / Software & Computer Services	Senior Secured Term Loan (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/31/2021)(4)	68,714	68,664	68,714	1.9%
				68,664	68,714	1.9%
The Copernicus Group, Inc.	North Carolina / Healthcare	Escrow Receivable		—	115	—%
				—	115	—%
Correctional Healthcare Holding Company, Inc.	Colorado / Healthcare	Second Lien Term Loan (11.25%, due 1/11/2020)(3)	27,100	27,100	27,642	0.8%
				27,100	27,642	0.8%
Coverall North America, Inc.	Florida / Commercial Services	Senior Secured Term Loan (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor), due 12/17/2017)(3)(4)	51,210	51,210	51,210	1.4%
				51,210	51,210	1.4%
Crosman Corporation	New York / Manufacturing	Second Lien Term Loan (12.00% (LIBOR + 10.50% with 1.50% LIBOR floor), due 12/30/2019)(3)(4)	40,000	40,000	39,708	1.1%
				40,000	39,708	1.1%
CRT MIDCO, LLC	Wisconsin / Media	Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 6/30/2017)(3)(4)	47,504	47,504	47,504	1.3%
				47,504	47,504	1.3%
Deltek, Inc.(16)	Virginia / Software & Computer Services	Second Lien Term Loan (10.00% (LIBOR + 8.75% with 1.25% LIBOR floor), due 10/10/2019)(3)(4)	12,000	11,852	12,000	0.3%
				11,852	12,000	0.3%
Diamondback Operating, LP	Oklahoma / Oil & Gas Production	Net Profits Interest (15% of Equity Distributions)		—	—	—%
				—	—	—%
Edmentum, Inc. (f/k/a Archipelago Learning, Inc.)(16)	Minnesota / Consumer Services	Second Lien Term Loan (11.25% (LIBOR + 9.75% with 1.50% LIBOR floor), due 5/17/2019)(3)(4)	50,000	48,439	50,000	1.4%
				48,439	50,000	1.4%
Empire Today, LLC	Illinois / Durable Consumer Products	Senior Secured Note (11.375%, due 2/1/2017)	15,700	15,419	15,700	0.4%
				15,419	15,700	0.4%
Fischbein, LLC	North Carolina / Machinery	Escrow Receivable		—	116	—%
				—	116	—%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
(in thousands, except share data)

			June 30, 2014
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Fleetwash, Inc.(4)	New Jersey / Business Services	Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 4/30/2019)	$25,000	$25,000	$25,000	0.7%
		Senior Secured Term Loan B (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 4/30/2019)	25,000	25,000	25,000	0.7%
		Delayed Draw Term Loan – $15,000 Commitment (9.50% (LIBOR + 8.50% with 1.00% LIBOR floor), due 4/30/2019)(25)	—	—	—	—%
				50,000	50,000	1.4%
Focus Brands, Inc.(16)	Georgia / Consumer Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 8/21/2018)(4)	18,000	17,776	18,000	0.5%
				17,776	18,000	0.5%
Focus Products Group International, LLC (f/k/a FPG, LLC)	Illinois / Durable Consumer Products	Senior Secured Term Loan (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 1/20/2017)(3)(4)	20,297	20,297	19,886	0.5%
		Common Stock (5,638 shares)		27	—	—%
				20,324	19,886	0.5%
Galaxy XII CLO, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	22,000	19,498	20,449	0.6%
				19,498	20,449	0.6%
Galaxy XV CLO, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	35,025	29,777	31,824	0.9%
				29,777	31,824	0.9%
Galaxy XVI CLO, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	22,575	20,790	20,573	0.6%
				20,790	20,573	0.6%
Galaxy XVII CLO, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	39,905	36,811	36,589	1.0%
				36,811	36,589	1.0%
Global Employment Solutions, Inc.	Colorado / Business Services	Senior Secured Term Loan (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 3/25/2019)(3)(4)	28,464	28,464	28,464	0.8%
				28,464	28,464	0.8%
Grocery Outlet, Inc.(16)	California / Retail	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 6/17/2019)(4)	14,457	14,168	14,457	0.4%
				14,168	14,457	0.4%
GTP Operations, LLC (f/k/a CI (Transplace) Holdings, LLC)(10)	Texas / Software & Computer Services	Senior Secured Term Loan (10.00% (LIBOR + 5.00% with 5.00% LIBOR floor), due 12/11/2018)(3)(4)	112,546	112,546	112,546	3.1%
				112,546	112,546	3.1%
Halcyon Loan Advisors Funding 2012-1 Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	23,188	20,600	22,570	0.6%
				20,600	22,570	0.6%
Halcyon Loan Advisors Funding 2013-1 Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	40,400	38,460	41,509	1.1%
				38,460	41,509	1.1%
Halcyon Loan Advisors Funding 2014-1 Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	24,500	23,471	23,110	0.6%
				23,471	23,110	0.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
(in thousands, except share data)

			June 30, 2014
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Halcyon Loan Advisors Funding 2014-2 Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	$41,164	$38,630	$38,066	1.1%
				38,630	38,066	1.1%
Harley Marine Services, Inc.(16)	Washington / Transportation	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 12/20/2019)(3)(4)	9,000	8,832	8,832	0.2%
				8,832	8,832	0.2%
ICON Health & Fitness, Inc.	Utah / Durable Consumer Products	Senior Secured Note (11.875%, due 10/15/2016)	21,850	22,005	20,889	0.6%
				22,005	20,889	0.6%
ICV-CSI Holdings, LLC (f/k/a Cargo Airport Services USA, LLC)	New York / Transportation	Common Equity (1.6 units)		1,639	2,079	0.1%
				1,639	2,079	0.1%
IDQ Holdings, Inc.	Texas / Automobile	Senior Secured Note (11.50%, due 4/1/2017)	12,500	12,344	12,500	0.3%
				12,344	12,500	0.3%
Ikaria, Inc.(16)	New Jersey / Healthcare	Second Lien Term Loan (8.75% (LIBOR + 7.75% with 1.00% LIBOR floor), due 2/12/2022)(4)	25,000	24,430	25,000	0.7%
				24,430	25,000	0.7%
Injured Workers Pharmacy, LLC	Massachusetts / Healthcare	Second Lien Term Loan (11.50% (LIBOR + 7.00% with 4.50% LIBOR floor) plus 1.00% PIK, due 5/31/2019)(3)(4)	22,678	22,678	22,904	0.6%
				22,678	22,904	0.6%
Instant Web, LLC(4)	Minnesota / Media	Senior Secured Term Loan A (5.50% (LIBOR + 4.50% with 1.00% LIBOR floor), due 3/28/2019)	126,453	126,453	126,453	3.5%
		Senior Secured Term Loan B (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 3/28/2019)(3)	128,000	128,000	128,000	3.6%
		Senior Secured Term Loan C (12.75% (LIBOR + 11.75% with 1.00% LIBOR floor), due 3/28/2019)	12,500	12,500	12,500	0.3%
				266,953	266,953	7.4%
InterDent, Inc.	California / Healthcare	Senior Secured Term Loan A (7.25% (LIBOR + 5.75% with 1.50% LIBOR floor), due 8/3/2017)(4)	63,225	63,225	63,225	1.7%
		Senior Secured Term Loan B (12.25% (LIBOR + 9.25% with 3.00% LIBOR floor), due 8/3/2017)(3)(4)	67,625	67,625	67,625	1.9%
				130,850	130,850	3.6%
JHH Holdings, Inc.	Texas / Healthcare	Second Lien Term Loan (11.25% (LIBOR + 10.00% with 1.25% LIBOR floor) plus 0.50% PIK, due 3/30/2019)(3)(4)	35,119	35,119	35,119	1.0%
				35,119	35,119	1.0%
LaserShip, Inc.	Virginia / Transportation	Revolving Line of Credit – $5,000 Commitment (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 12/21/2014)(4)(25)	—	—	—	—%
		Senior Secured Term Loan A (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 3/18/2019)(3)(4)	36,094	36,094	36,094	1.0%
		Senior Secured Term Loan B (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 3/18/2019)(3)(4)	22,111	22,111	22,111	0.6%
		Delayed Draw Term Loan – $6,000 Commitment (2.00%, due 12/31/2015)(4)(25)	—	—	—	—%
				58,205	58,205	1.6%
LCM XIV Ltd.(22)	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest)	26,500	24,914	25,124	0.7%
				24,914	25,124	0.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
(in thousands, except share data)

			June 30, 2014
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

LHC Holdings Corp.	Florida / Healthcare	Revolving Line of Credit – $750 Commitment (8.50% (LIBOR + 6.00% with 2.50% LIBOR floor), due 5/31/2015)(4)(25)(26)	$—	$—	$—	—%
		Senior Subordinated Debt (10.50%, due 5/31/2015)(3)	1,865	1,865	1,865	0.1%
		Membership Interest (125 units)		216	253	—%
				2,081	2,118	0.1%
Madison Park Funding IX, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	31,110	24,546	27,266	0.8%
				24,546	27,266	0.8%
Matrixx Initiatives, Inc.	New Jersey / Pharmaceuticals	Senior Secured Term Loan A (7.50% (LIBOR + 6.00% with 1.50% LIBOR floor), due 8/9/2018)(3)(4)	38,319	38,319	36,839	1.0%
		Senior Secured Term Loan B (12.50% (LIBOR + 11.00% with 1.50% LIBOR floor), due 8/9/2018)(3)(4)	39,750	39,750	36,851	1.0%
				78,069	73,690	2.0%
Maverick Healthcare Equity, LLC	Arizona / Healthcare	Preferred Units (1,250,000 units)		1,252	821	—%
		Class A Common Units (1,250,000 units)		—	—	—%
				1,252	821	—%
Mountain View CLO 2013-I Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	43,650	40,754	43,555	1.2%
				40,754	43,555	1.2%
NCP Finance Limited Partnership(22)(23)	Ohio / Consumer Finance	Subordinated Secured Term Loan (11.00% (LIBOR + 9.75% with 1.25% LIBOR floor), due 9/30/2018)(3)(4)(16)	11,910	11,692	12,208	0.3%
				11,692	12,208	0.3%
New Century Transportation, Inc.	New Jersey / Transportation	Senior Subordinated Term Loan (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor) plus 4.00% PIK, in non-accrual status effective 4/1/2014, due 2/3/2018)(4)	44,000	44,000	—	—%
				44,000	—	—%
Nixon, Inc.	California / Durable Consumer Products	Senior Secured Term Loan (8.75% plus 2.75% PIK, due 4/16/2018)(16)	13,532	13,316	13,316	0.4%
				13,316	13,316	0.4%
NRG Manufacturing, Inc.	Texas / Manufacturing	Escrow Receivable		—	1,110	—%
				—	1,110	—%
Octagon Investment Partners XV, Ltd.(22)	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest)	26,901	24,338	26,732	0.7%
				24,338	26,732	0.7%
Onyx Payments, Inc. (f/k/a Pegasus Business Intelligence, LP)	Texas / Diversified Financial Services	Senior Secured Term Loan A (6.75% (LIBOR + 5.50% with 1.25% LIBOR floor), due 4/18/2018)(4)	15,125	15,125	15,125	0.4%
		Senior Secured Term Loan B (13.75% (LIBOR + 12.50% with 1.25% LIBOR floor), due 4/18/2018)(4)	15,938	15,938	15,938	0.4%
				31,063	31,063	0.8%
Pelican Products, Inc.(16)	California / Durable Consumer Products	Second Lien Term Loan (9.25% (LIBOR + 8.25% with 1.00% LIBOR floor), due 4/9/2021)(4)	17,500	17,482	17,500	0.5%
				17,482	17,500	0.5%
Photonis Technologies SAS(16)(22)	France / Aerospace & Defense	First Lien Term Loan (8.50% (LIBOR + 7.50% with 1.00% LIBOR floor), due 9/18/2019)(4)	10,448	10,170	10,339	0.3%
				10,170	10,339	0.3%
Pinnacle (US) Acquisition Co. Limited(16)	Texas / Software & Computer Services	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 8/3/2020)(4)	10,000	9,833	10,000	0.3%
				9,833	10,000	0.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
(in thousands, except share data)

			June 30, 2014
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

PrimeSport, Inc.	Georgia / Hotels, Restaurants & Leisure	Revolving Line of Credit – $15,000 Commitment (10.00% (LIBOR + 9.50% with 0.50% LIBOR floor), due 12/23/2014)(4)(25)	$—	$—	$—	—%
		Senior Secured Term Loan A (7.50% (LIBOR + 6.50% with 1.00% LIBOR floor), due 12/23/2019)(3)(4)	43,263	43,263	43,263	1.2%
		Senior Secured Term Loan B (11.50% (LIBOR + 10.50% with 1.00% LIBOR floor) plus 1.00% PIK, due 12/23/2019)(3)(4)	43,700	43,700	43,700	1.2%
				86,963	86,963	2.4%
Prince Mineral Holding Corp.	New York / Metal Services & Minerals	Senior Secured Term Loan (11.50%, due 12/15/2019)	10,000	9,902	10,000	0.3%
				9,902	10,000	0.3%
Progrexion Holdings, Inc.(28)	Utah / Consumer Services	Senior Secured Term Loan (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor), due 9/14/2017)(3)(4)	436,647	436,647	436,647	12.1%
				436,647	436,647	12.1%
Rocket Software, Inc.(16)	Massachusetts / Software & Computer Services	Second Lien Term Loan (10.25% (LIBOR + 8.75% with 1.50% LIBOR floor), due 2/8/2019)(3)(4)	20,000	19,758	20,000	0.6%
				19,758	20,000	0.6%
Royal Adhesives & Sealants, LLC	Indiana / Chemicals	Second Lien Term Loan (9.75% (LIBOR + 8.50% with 1.25% LIBOR floor), due 1/31/2019)(4)	20,000	19,648	19,713	0.5%
				19,648	19,713	0.5%
Ryan, LLC	Texas / Business Services	Subordinated Unsecured Notes (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor) plus 3.00% PIK, due 6/30/2018)(4)	70,531	70,531	70,531	1.9%
				70,531	70,531	1.9%
Sandow Media, LLC	Florida / Media	Senior Secured Term Loan (12.00%, due 5/8/2018)(3)	25,081	25,081	23,524	0.7%
				25,081	23,524	0.7%
Small Business Whole Loan Portfolio(43)	New York / Diversified Financial Services	144 small business loans issued by OnDeck Capital, Inc.	4,637	4,637	4,252	0.1%
				4,637	4,252	0.1%
Snacks Parent Corporation	Minnesota / Food Products	Series A Preferred Stock (4,021.45 shares)		—	—	—%
		Series B Preferred Stock (1,866.10 shares)		—	—	—%
		Warrant (to purchase 31,196.52 shares of Common Stock, expires 11/12/2020)		591	1,819	0.1%
				591	1,819	0.1%
Spartan Energy Services, Inc.	Louisiana / Energy	Senior Secured Term Loan (10.50% (LIBOR + 9.00% with 1.50% LIBOR floor), due 12/28/2017)(3)(4)	35,633	35,633	35,633	1.0%
				35,633	35,633	1.0%
Speedy Group Holdings Corp.(22)	Canada / Consumer Finance	Senior Unsecured Notes (12.00%, due 11/15/2017)	15,000	15,000	15,000	0.4%
				15,000	15,000	0.4%
Sport Helmets Holdings, LLC(14)	New York / Personal & Nondurable Consumer Products	Escrow Receivable		—	130	—%
				—	130	—%
Stauber Performance Ingredients, Inc.	California / Food Products	Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 1/21/2016)(3)(4)	12,809	12,809	12,809	0.4%
		Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 5/21/2017)(3)(4)	9,975	9,975	9,975	0.3%
				22,784	22,784	0.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
(in thousands, except share data)

			June 30, 2014
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Stryker Energy, LLC	Ohio / Oil & Gas Production	Subordinated Secured Revolving Credit Facility – $50,300 Commitment (12.25% (LIBOR + 10.75% with 1.50% LIBOR floor) plus 3.75% PIK, in non-accrual status effective 12/1/2011, due 12/1/2015)(4)(25)	$36,080	$32,710	$—	—%
		Overriding Royalty Interests(18)		—	—	—%
				32,710	—	—%
Sudbury Mill CLO Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	28,200	26,914	26,140	0.7%
				26,914	26,140	0.7%
Symphony CLO IX Ltd.(22)	Cayman Islands / Diversified Financial Services	Preference Shares (Residual Interest)	45,500	37,734	44,294	1.2%
				37,734	44,294	1.2%
Symphony CLO XIV Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	49,250	49,858	49,025	1.4%
				49,858	49,025	1.4%
System One Holdings, LLC	Pennsylvania / Business Services	Senior Secured Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 12/31/2018)(3)(4)	44,646	44,646	44,646	1.2%
				44,646	44,646	1.2%
Targus Group International, Inc.(16)	California / Durable Consumer Products	First Lien Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor) plus 1.0% PIK, due 5/24/2016)(3)(4)	21,911	21,697	19,949	0.6%
				21,697	19,949	0.6%
TB Corp.	Texas / Hotels, Restaurants & Leisure	Senior Subordinated Note (12.00% plus 1.50% PIK, due 12/19/2018)(3)	23,628	23,628	23,628	0.7%
				23,628	23,628	0.7%
Tectum Holdings, Inc.(16)	Michigan / Automobile	Second Lien Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 3/12/2019)(4)	10,000	9,952	9,952	0.3%
				9,952	9,952	0.3%
Therakos, Inc.	New Jersey / Healthcare	Second Lien Term Loan (11.25% (LIBOR + 10.00% with 1.25% LIBOR floor), due 6/27/2018)(4)	13,000	12,762	13,000	0.4%
				12,762	13,000	0.4%
Tolt Solutions, Inc.	South Carolina / Business Services	Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor), due 3/7/2019)(3)(4)	48,705	48,705	48,705	1.3%
		Senior Secured Term Loan B (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 3/7/2019)(3)(4)	48,900	48,900	48,900	1.4%
				97,605	97,605	2.7%
Traeger Pellet Grills LLC	Oregon / Durable Consumer Products	Senior Secured Term Loan A (6.50% (LIBOR + 4.50% with 2.00% LIBOR floor), due 6/18/2018)(3)(4)	29,100	29,100	29,100	0.8%
		Senior Secured Term Loan B (11.50% (LIBOR + 9.50% with 2.00% LIBOR floor), due 6/18/2018)(3)(4)	29,700	29,700	29,700	0.8%
				58,800	58,800	1.6%
Transaction Network Services, Inc.(16)	Virginia / Telecommunication Services	Second Lien Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 8/14/2020)(4)	5,000	4,976	5,000	0.1%
				4,976	5,000	0.1%
TriMark USA, LLC(16)	Massachusetts / Hotels, Restaurants & Leisure	Second Lien Term Loan (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 8/11/2019)(4)	10,000	9,810	9,810	0.3%
				9,810	9,810	0.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
(in thousands, except share data)

			June 30, 2014
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

United Sporting Companies, Inc.(5)	South Carolina / Durable Consumer Products	Second Lien Term Loan (12.75% (LIBOR + 11.00% with 1.75% LIBOR floor), due 5/16/2018)(3)(4)	$160,000	$160,000	$160,000	4.4%
				160,000	160,000	4.4%
United States Environmental Services, LLC	Texas / Commercial Services	Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 3/31/2019)(3)(4)	23,850	23,850	23,850	0.7%
		Senior Secured Term Loan B (11.50% (LIBOR + 10.50% with 1.00% LIBOR floor), due 3/31/2019)(3)(4)	36,000	36,000	36,000	1.0%
				59,850	59,850	1.7%
Venio LLC (f/k/a LM Keane Acquisition Co.)	Pennsylvania / Business Services	Second Lien Term Loan (12.00% (LIBOR + 9.50% with 2.50% LIBOR floor), due 2/19/2020)(3)(4)	17,000	17,000	16,726	0.5%
				17,000	16,726	0.5%
Voya CLO 2012-2, Ltd. (f/k/a ING IM CLO 2012-2, Ltd.)(22)	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest)	38,070	31,058	35,843	1.0%
				31,058	35,843	1.0%
Voya CLO 2012-3, Ltd. (f/k/a ING IM CLO 2012-3, Ltd.)(22)	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest)	46,632	39,368	43,960	1.2%
				39,368	43,960	1.2%
Voya CLO 2012-4, Ltd. (f/k/a ING IM CLO 2012-4, Ltd.)(22)	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest)	40,613	34,941	39,647	1.1%
				34,941	39,647	1.1%
Voya CLO 2014-1, Ltd. (f/k/a ING IM CLO 2014-1, Ltd.)(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	32,383	33,825	32,949	0.9%
				33,825	32,949	0.9%
Washington Mill CLO Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	22,600	21,601	21,583	0.6%
				21,601	21,583	0.6%
Water Pik, Inc.(16)	Colorado / Personal & Nondurable Consumer Products	Second Lien Term Loan (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 1/8/2021)(4)	11,000	10,604	10,604	0.3%
				10,604	10,604	0.3%
Wheel Pros, LLC(4)	Colorado / Business Services	Senior Subordinated Secured Note (11.00% (LIBOR + 7.00% with 4.00% LIBOR floor), due 6/29/2020)	12,000	12,000	12,000	0.3%
		Delayed Draw Term Loan – $3,000 Commitment (11.00% (LIBOR + 7.00% with 4.00% LIBOR floor), due 12/30/2015)(25)	—	—	—	—%
				12,000	12,000	0.3%
Wind River Resources Corporation(39)	Utah / Oil & Gas Production	Senior Secured Note (13.00% (LIBOR + 7.50% with 5.50% LIBOR floor) plus 3.00% default interest on principal and 16.00% default interest on past due interest, in non-accrual status effective 12/1/2008, past due)(4)	15,000	14,650	—	—%
		Net Profits Interest (5% of Equity Distributions)(7)		—	—	—%
				14,650	—	—%
Total Non-Control/Non-Affiliate Investments (Level 3)				$4,620,388	$4,580,996	126.6%

Total Level 3 Portfolio Investments				$6,371,459	$6,253,571	172.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
(in thousands, except share data)

			June 30, 2014
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 1 PORTFOLIO INVESTMENTS:

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Dover Saddlery, Inc.	Massachusetts / Retail	Common Stock (30,974 shares)		$63	$168	—%
				63	168	—%
Total Non-Control/Non-Affiliate Investments (Level 1)				$63	$168	—%

Total Non-Control/Non-Affiliate Investments				$4,620,451	$4,581,164	126.6%

Total Portfolio Investments				$6,371,522	$6,253,739	172.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
(in thousands, except share data)

			June 30, 2013
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (greater than 25.00% voting control)(48)

AMU Holdings Inc.(27)	Pennsylvania / Property Management	Senior Secured Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor), due 6/30/2015)(3)(4)	$28,750	$28,750	$28,750	1.1%
		Senior Subordinated Term Loan (12.00% plus 6.00% PIK, due 12/31/2015)	12,500	12,500	12,500	0.5%
		Series A Preferred Stock (9,919.684 shares)		9,920	9,920	0.4%
		Common Stock (100 shares)		—	3,478	0.1%
				51,170	54,648	2.1%
APH Property Holdings, LLC(32)	Georgia / Real Estate	Senior Term Loan (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 10/24/2020)(4)	125,892	125,892	125,892	4.8%
		Membership Interest		26,648	26,648	1.0%
				152,540	152,540	5.8%
ARRM Holdings Inc.	South Carolina / Manufacturing	Senior Secured Note — Tranche A (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 3/30/2018)(3)(4)	19,737	19,737	19,737	0.7%
		Subordinated Unsecured Term Loan (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor) plus 6.00% PIK, due 3/30/2018)(4)	19,700	19,700	19,700	0.7%
		Series A Convertible Preferred Stock (6,142.60 shares)		6,057	—	—%
		Common Stock (6.00 shares)		—	—	—%
				45,494	39,437	1.4%
AWC, LLC(19)	North Carolina / Machinery	Members Units — Class A (1,800,000 units)		—	—	—%
		Members Units — Class B-1 (1 unit)		—	—	—%
		Members Units — Class B-2 (7,999,999 units)		—	—	—%
				—	—	—%
Borga, Inc.(21)	California / Manufacturing	Revolving Line of Credit — $1,150 Commitment (5.00% (PRIME + 1.75%) plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)(4)(25)	1,150	1,095	586	—%
		Senior Secured Term Loan B (8.50% (PRIME + 5.25%) plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)(4)	1,611	1,501	—	—%
		Senior Secured Term Loan C (12.00% plus 4.00% PIK plus 3.00% default interest, in non-accrual status effective 03/02/2010, past due)	9,738	706	—	—%
		Common Stock (100 shares)		—	—	—%
		Warrant (to purchase 33,750 shares of Common Stock, expires 5/6/2015)		—	—	—%
				3,302	586	—%
CCPI Holdings Inc.(33)	Ohio / Manufacturing	Senior Secured Note (10.00%, due 12/31/2017)(3)	17,663	17,663	17,663	0.7%
		Senior Secured Note (12.00% plus 7.00% PIK, due 6/30/2018)	7,659	7,659	7,659	0.3%
		Common Stock (100 shares)		8,581	7,977	0.3%
		Net Revenue Interest (4% of Net Revenue)		—	604	—%
				33,903	33,903	1.3%
Credit Central Holdings of Delaware, LLC(22)(34)	Ohio / Consumer Finance	Senior Secured Revolving Credit Facility — $60,000 Commitment (20.00% (LIBOR + 18.50% with 1.50% LIBOR floor), due 12/31/2022)(4)(25)	38,082	38,082	38,082	1.4%
		Membership Interest		9,581	8,361	0.3%
		Net Revenue Interest (5% of Net Revenue)		—	4,019	0.2%
				47,663	50,462	1.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
(in thousands, except share data)

			June 30, 2013
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Control Investments (greater than 25.00% voting control)(48)

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

Control Investments (greater than 25.00% voting control)(48)

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

Affiliate Investments (5.00% to 24.99% voting control)(49)

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
(in thousands, except share data)

			June 30, 2013
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

The Copernicus Group, Inc.	North Carolina / Healthcare	Escrow Receivable		$—	$130	—%
				—	130	—%
Correctional Healthcare Holding Company, Inc.	Colorado / Healthcare	Second Lien Term Loan (11.25%, due 1/11/2020)(3)	$27,100	27,100	27,100	1.0%
				27,100	27,100	1.0%
Coverall North America, Inc.	Florida / Commercial Services	Senior Secured Term Loan (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor), due 12/17/2017)(3)(4)	39,303	39,303	39,303	1.5%
				39,303	39,303	1.5%
CP Well Testing, LLC	Oklahoma / Oil & Gas Production	Senior Secured Term Loan (13.50% (LIBOR + 11.00% with 2.50% LIBOR floor), due 10/03/2017)(4)	19,125	19,125	19,125	0.7%
				19,125	19,125	0.7%
CRT MIDCO, LLC	Wisconsin / Media	Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 6/30/2017)(3)(4)	71,106	71,106	71,106	2.7%
				71,106	71,106	2.7%
Deltek, Inc.	Virginia / Software & Computer Services	Second Lien Term Loan (10.00% (LIBOR + 8.75% with 1.25% LIBOR floor), due 10/10/2019)(4)	12,000	11,833	12,000	0.5%
				11,833	12,000	0.5%
Diamondback Operating, LP	Oklahoma / Oil & Gas Production	Net Profits Interest (15% of Equity Distributions)(7)		—	—	—%
				—	—	—%
Edmentum, Inc. (f/k/a Archipelago Learning, Inc.)(4)	Minnesota / Consumer Services	Second Lien Term Loan (11.25% (LIBOR + 9.75% with 1.50% LIBOR floor), due 5/17/2019)	50,000	48,218	50,000	1.9%
				48,218	50,000	1.9%
EIG Investors Corp.	Massachusetts / Software & Computer Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 5/09/2020)(4)(16)	22,000	21,792	22,000	0.8%
				21,792	22,000	0.8%
Empire Today, LLC	Illinois / Durable Consumer Products	Senior Secured Note (11.375%, due 2/1/2017)	15,700	15,332	14,650	0.6%
				15,332	14,650	0.6%
EXL Acquisition Corp.	South Carolina / Biotechnology	Escrow Receivable		—	14	—%
				—	14	—%
Evanta Ventures, Inc.(11)	Oregon / Commercial Services	Subordinated Unsecured (12.00% plus 1.00% PIK, due 9/28/2018)	10,479	10,479	10,479	0.4%
				10,479	10,479	0.4%
Fairchild Industrial Products, Co.	North Carolina / Electronics	Escrow Receivable		—	149	—%
				—	149	—%
Fischbein, LLC	North Carolina / Machinery	Escrow Receivable		—	225	—%
				—	225	—%
Focus Brands, Inc.(4)	Georgia / Consumer Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 8/21/2018)	18,000	17,731	18,000	0.7%
				17,731	18,000	0.7%
FPG, LLC	Illinois / Durable Consumer Products	Senior Secured Term Loan (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 1/20/2017)(4)	21,401	21,401	21,401	0.8%
		Common Stock (5,638 shares)		27	19	—%
				21,428	21,420	0.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
(in thousands, except share data)

			June 30, 2013
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Galaxy XII CLO, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	$22,000	$20,792	$21,657	0.8%
				20,792	21,657	0.8%
Galaxy XV CLO, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	35,025	32,119	30,227	1.1%
				32,119	30,227	1.1%
Grocery Outlet, Inc.	California / Retail	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 6/17/2019)(4)	14,457	14,127	14,457	0.5%
				14,127	14,457	0.5%
Gulf Coast Machine & Supply Company	Texas / Manufacturing	Senior Secured Term Loan (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor), due 10/12/2017)(3)(4)	41,213	41,213	31,972	1.2%
				41,213	31,972	1.2%
Halcyon Loan Advisors Funding 2012-1 Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	23,188	22,279	22,724	0.9%
				22,279	22,724	0.9%
Halcyon Loan Advisors Funding 2013-1 Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	40,400	41,085	38,291	1.4%
				41,085	38,291	1.4%
Hoffmaster Group, Inc.(4)	Wisconsin / Personal & Nondurable Consumer Products	Second Lien Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 1/3/2019)	20,000	19,831	19,598	0.7%
		Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 1/3/2019)	1,000	991	955	—%
				20,822	20,553	0.7%
ICON Health & Fitness, Inc.	Utah / Durable Consumer Products	Senior Secured Note (11.875%, due 10/15/2016)(3)	43,100	43,310	33,929	1.3%
				43,310	33,929	1.3%
IDQ Holdings, Inc.	Texas / Automobile	Senior Secured Note (11.50%, due 4/1/2017)	12,500	12,300	12,500	0.5%
				12,300	12,500	0.5%
ING IM CLO 2012-2, Ltd.(22)	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest)	38,070	34,904	36,848	1.4%
				34,904	36,848	1.4%
ING IM CLO 2012-3, Ltd.(22)	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest)	46,632	44,454	46,361	1.7%
				44,454	46,361	1.7%
ING IM CLO 2012-4, Ltd.(22)	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest)	40,613	39,255	41,153	1.5%
				39,255	41,153	1.5%
Injured Workers Pharmacy, LLC	Massachusetts / Healthcare	Second Lien Term Loan (11.50% (LIBOR + 7.00% with 4.50% LIBOR floor) plus 1.00% PIK, due 5/31/2019)(3)(4)	22,430	22,430	22,430	0.8%
				22,430	22,430	0.8%
InterDent, Inc.(4)	California / Healthcare	Senior Secured Term Loan A (8.00% (LIBOR + 6.50% with 1.50% LIBOR floor), due 8/3/2017)	53,475	53,475	53,475	2.0%
		Senior Secured Term Loan B (13.00% (LIBOR + 10.00% with 3.00% LIBOR floor), due 8/3/2017)(3)	55,000	55,000	55,000	2.1%
				108,475	108,475	4.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
(in thousands, except share data)

			June 30, 2013
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

JHH Holdings, Inc.	Texas / Healthcare	Second Lien Term Loan (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor) plus 1.50% PIK, due 6/23/2018)(3)(4)	$16,119	$16,119	$16,119	0.6%
				16,119	16,119	0.6%
LaserShip, Inc.(4)	Virginia / Transportation	Revolving Line of Credit — $5,000 Commitment (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 12/21/2014)(25)	—	—	—	—%
		Senior Secured Term Loan (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 12/21/2017)(3)	37,031	37,031	37,031	1.4%
				37,031	37,031	1.4%
LCM XIV Ltd.(22)	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest)	26,500	25,838	25,838	1.0%
				25,838	25,838	1.0%
LHC Holdings Corp.	Florida / Healthcare	Revolving Line of Credit — $750 Commitment (8.50% (LIBOR + 6.00% with 2.50% LIBOR floor), due 5/31/2015)(4)(25)(26)	—	—	—	—%
		Senior Subordinated Debt (10.50%, due 5/31/2015)(3)	2,865	2,865	2,865	0.1%
		Common Stock (125 shares)		216	245	—%
				3,081	3,110	0.1%
Madison Park Funding IX, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	31,110	26,401	26,596	1.0%
				26,401	26,596	1.0%
Material Handling Services, LLC(4)	Ohio / Business Services	Senior Secured Term Loan (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor), due 7/5/2017)(3)	27,580	27,580	27,199	1.0%
		Senior Secured Term Loan (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor), due 12/21/2017)	37,959	37,959	37,035	1.4%
				65,539	64,234	2.4%
Maverick Healthcare Equity, LLC	Arizona / Healthcare	Preferred Units (1,250,000 units)		1,252	780	—%
		Class A Common Units (1,250,000 units)		—	—	—%
				1,252	780	—%
Medical Security Card Company, LLC(4)	Arizona / Healthcare	Revolving Line of Credit — $1,500 Commitment (9.50% (LIBOR + 7.00% with 2.50% LIBOR floor), due 2/1/2016)(25)	—	—	—	—%
		First Lien Term Loan (11.25% (LIBOR + 8.75% with 2.50% LIBOR floor), due 2/1/2016)(3)	13,427	13,427	13,427	0.5%
				13,427	13,427	0.5%
Mountain View CLO 2013-I Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest)	43,650	44,235	43,192	1.6%
				44,235	43,192	1.6%
National Bankruptcy Services, LLC(3)(4)	Texas / Diversified Financial Services	Senior Subordinated Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor) plus 1.50% PIK, due 7/17/2017)	18,683	18,683	16,883	0.6%
				18,683	16,883	0.6%
Naylor, LLC(4)	Florida / Media	Revolving Line of Credit — $2,500 Commitment (11.00% (LIBOR + 8.00% with 3.00% LIBOR floor), due 6/7/2017)(25)	—	—	—	—%
		Senior Secured Term Loan (11.00% (LIBOR + 8.00% with 3.00% LIBOR floor), due 6/7/2017)(3)	46,170	46,170	46,170	1.7%
				46,170	46,170	1.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
(in thousands, except share data)

			June 30, 2013
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

New Century Transportation, Inc.	New Jersey / Transportation	Senior Subordinated Term Loan (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor) plus 3.00% PIK, due 2/3/2018)(3)(4)	$45,120	$45,120	$44,166	1.7%
				45,120	44,166	1.7%
New Star Metals, Inc.	Indiana / Metal Services & Minerals	Senior Subordinated Term Loan (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor) plus 1.00% PIK, due 2/2/2018)(4)	50,274	50,274	50,274	1.9%
				50,274	50,274	1.9%
Nixon, Inc.	California / Durable Consumer Products	Senior Secured Term Loan (8.75% plus 2.75% PIK, due 4/16/2018)(16)	15,509	15,252	14,992	0.6%
				15,252	14,992	0.6%
NRG Manufacturing, Inc.	Texas / Manufacturing	Escrow Receivable		—	3,618	0.1%
				—	3,618	0.1%
Octagon Investment Partners XV, Ltd.(22)	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest)	26,901	26,919	25,515	1.0%
				26,919	25,515	1.0%
Pegasus Business Intelligence, LP(4)	Texas / Diversified Financial Services	Revolving Line of Credit — $2,500 Commitment (9.00% (LIBOR + 7.75% with 1.25% LIBOR floor), due 4/18/2014)(25)	—	—	—	—%
		Senior Secured Term Loan A (6.75% (LIBOR + 5.50% with 1.25% LIBOR floor), due 4/18/2018)	15,938	15,938	15,938	0.6%
		Senior Secured Term Loan B (13.75% (LIBOR + 12.50% with 1.25% LIBOR floor), due 4/18/2018)	15,938	15,938	15,938	0.6%
				31,876	31,876	1.2%
Pelican Products, Inc.(16)	California / Durable Consumer Products	Second Lien Term Loan (11.50% (LIBOR + 10.00% with 1.50% LIBOR floor), due 6/14/2019)(3)(4)	15,000	14,729	15,000	0.6%
				14,729	15,000	0.6%
The Petroleum Place, Inc.	Colorado / Software & Computer Services	Second Lien Term Loan (10.00% (LIBOR + 8.75% with 1.25% LIBOR floor), due 5/20/2019)(4)	22,000	21,690	22,000	0.8%
				21,690	22,000	0.8%
Pinnacle (US) Acquisition Co. Limited(16)	Texas / Software & Computer Services	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 8/3/2020)(4)	10,000	9,815	10,000	0.4%
				9,815	10,000	0.4%
Pre-Paid Legal Services, Inc.(16)	Oklahoma / Consumer Services	Senior Subordinated Term Loan (11.50% (PRIME + 8.25%), due 12/31/2016)(3)(4)	5,000	5,000	5,000	0.2%
				5,000	5,000	0.2%
Prince Mineral Holding Corp.	New York / Metal Services & Minerals	Senior Secured Term Loan (11.50%, due 12/15/2019)	10,000	9,888	10,000	0.4%
				9,888	10,000	0.4%
Progrexion Holdings, Inc.(4)(28)	Utah / Consumer Services	Senior Secured Term Loan (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor), due 9/14/2017)(3)	241,033	241,033	241,033	9.1%
				241,033	241,033	9.1%
Rocket Software, Inc.(3)(4)	Massachusetts / Software & Computer Services	Second Lien Term Loan (10.25% (LIBOR + 8.75% with 1.50% LIBOR floor), due 2/8/2019)	20,000	19,719	20,000	0.8%
				19,719	20,000	0.8%
Royal Adhesives & Sealants, LLC	Indiana / Chemicals	Senior Subordinated Unsecured Term Loan (12.00% plus 2.00% PIK, due 11/29/2016)	28,364	28,364	28,648	1.1%
				28,364	28,648	1.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
(in thousands, except share data)

			June 30, 2013
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Ryan, LLC(4)	Texas / Business Services	Subordinated Secured Notes (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor) plus 3.00% PIK, due 6/30/2018)	$70,000	$70,000	$70,000	2.6%
				70,000	70,000	2.6%
Sandow Media, LLC	Florida / Media	Senior Secured Term Loan (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor) plus 1.50% PIK, due 5/8/2018)(4)	24,900	24,900	24,900	0.9%
				24,900	24,900	0.9%
Seaton Corp.(3)(4)	Illinois / Business Services	Subordinated Secured (12.50% (LIBOR + 9.00% with 3.50% LIBOR floor) plus 2.00% PIK, due 3/14/2014)	3,305	3,249	3,305	0.1%
		Subordinated Secured (12.50% (LIBOR + 9.00% with 3.50% LIBOR floor) plus 2.00% PIK, due 3/14/2015)	10,005	10,005	10,005	0.4%
				13,254	13,310	0.5%
SESAC Holdco II LLC(16)	Tennessee / Media	Second Lien Term Loan (10.00% (LIBOR + 8.75% with 1.25% LIBOR floor), due 7/12/2019)(4)	6,000	5,914	6,000	0.2%
				5,914	6,000	0.2%
Skillsoft Public Limited Company(22)	Ireland / Software & Computer Services	Senior Unsecured Notes (11.125%, due 6/1/2018)	15,000	14,927	15,000	0.6%
				14,927	15,000	0.6%
Snacks Parent Corporation	Minnesota / Food Products	Series A Preferred Stock (4,021.45 shares)		56	56	—%
		Series B Preferred Stock (1,866.10 shares)		56	56	—%
		Warrant (to purchase 31,196.52 shares of Common Stock, expires 11/12/2020)		479	484	—%
				591	596	—%
Southern Management Corporation(22)(30)	South Carolina / Consumer Finance	Second Lien Term Loan (12.00% plus 5.00% PIK, due 5/31/2017)	17,565	17,565	18,267	0.7%
				17,565	18,267	0.7%
Spartan Energy Services, Inc.(3)(4)	Louisiana / Energy	Senior Secured Term Loan (10.50% (LIBOR + 9.00% with 1.50% LIBOR floor), due 12/28/2017)	29,625	29,625	29,625	1.1%
				29,625	29,625	1.1%
Speedy Group Holdings Corp.	Canada / Consumer Finance	Senior Unsecured Notes (12.00%, due 11/15/2017)(22)	15,000	15,000	15,000	0.6%
				15,000	15,000	0.6%
Sport Helmets Holdings, LLC(14)	New York / Personal & Nondurable Consumer Products	Escrow Receivable		—	389	—%
				—	389	—%
Stauber Performance Ingredients, Inc.(3)(4)	California / Food Products	Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 1/21/2016)	16,594	16,594	16,594	0.6%
		Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 5/21/2017)	10,238	10,238	10,238	0.4%
				26,832	26,832	1.0%
Stryker Energy, LLC	Ohio / Oil & Gas Production	Subordinated Secured Revolving Credit Facility — $50,300 Commitment (8.50% (LIBOR + 7.00% with 1.50% LIBOR floor) plus 3.75% PIK, in non-accrual status effective 12/1/2011, due 12/1/2015)(4)(25)	34,738	32,711	—	—%
		Overriding Royalty Interest(18)		—	—	—%
				32,711	—	—%
Symphony CLO IX Ltd.(22)	Cayman Islands / Diversified Financial Services	Preference Shares (Residual Interest)	45,500	42,289	43,980	1.7%
				42,289	43,980	1.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
(in thousands, except share data)

			June 30, 2013
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS:

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

System One Holdings, LLC(3)(4)	Pennsylvania / Business Services	Senior Secured Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 12/31/2018)	$32,000	$32,000	$32,000	1.2%
				32,000	32,000	1.2%
Targus Group International, Inc.(16)	California / Durable Consumer Products	First Lien Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 5/25/2016)(3)(4)	23,520	23,209	23,520	0.9%
				23,209	23,520	0.9%
TB Corp.(3)	Texas / Hotels, Restaurants & Leisure	Senior Subordinated Note (12.00% plus 1.50% PIK, due 12/18/2018)	23,361	23,361	23,361	0.9%
				23,361	23,361	0.9%
Therakos, Inc.	New Jersey / Healthcare	Second Lien Term Loan (11.25% (LIBOR + 10.00% with 1.25% LIBOR floor), due 6/27/2018)(4)(16)	8,000	7,773	8,000	0.3%
				7,773	8,000	0.3%
Totes Isotoner Corporation	Ohio / Personal & Nondurable Consumer Products	Second Lien Term Loan (10.75%, (LIBOR + 9.25% with 1.50% LIBOR floor), due 1/8/2018)(3)(4)	39,000	39,000	39,000	1.5%
				39,000	39,000	1.5%
Traeger Pellet Grills LLC(4)	Oregon / Durable Consumer Products	Revolving Line of Credit — $10,000 Commitment (9.00% (LIBOR + 7.00% with 2.00% LIBOR floor), due 6/18/2014)(25)	6,143	6,143	6,143	0.3%
		Senior Secured Term Loan A (6.50% (LIBOR + 4.50% with 2.00% LIBOR floor), due 6/18/2018)	30,000	30,000	30,000	1.1%
		Senior Secured Term Loan B (11.50% (LIBOR + 9.50% with 2.00% LIBOR floor), due 6/18/2018)	30,000	30,000	30,000	1.1%
				66,143	66,143	2.5%
TransFirst Holdings, Inc.(4)	New York / Software & Computer Services	Second Lien Term Loan (11.00%, (LIBOR + 9.75% with 1.25% LIBOR floor), due 6/27/2018)	5,000	4,860	5,000	0.2%
				4,860	5,000	0.2%
United Sporting Companies, Inc.(5)	South Carolina / Durable Consumer Products	Second Lien Term Loan (12.75% (LIBOR + 11.00% with 1.75% LIBOR floor), due 5/16/2018)(4)	160,000	160,000	160,000	6.0%
				160,000	160,000	6.0%
Wind River Resources Corporation	Utah / Oil & Gas Production	Senior Secured Note (13.00% (LIBOR + 7.50% with 5.50% LIBOR floor) plus 3.00% default interest on principal, 16.00% default interest on past due interest, in non-accrual status effective 12/1/2008, past due)(4)	15,000	14,750	—	—%
		Net Profits Interest (5% of Equity Distributions)(7)		—	—	—%
				14,750	—	—%
Total Non-Control/Non-Affiliate Investments (Level 3)				$3,376,375	$3,318,663	124.9%

Total Level 3 Portfolio Investments				$4,255,715	$4,172,740	157.1%

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
(in thousands, except share data)

Endnote Explanations for the Consolidated Schedules of Investments

(1)
References herein to "we", "us" or "our" refer to Prospect Capital Corporation ("Prospect") and its subsidiaries unless the context specifically requires otherwise. The securities in which Prospect has invested were acquired in transactions that were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These securities may be resold only in transactions that are exempt from registration under the Securities Act.

(2)
Fair value is determined by or under the direction of our Board of Directors. As of June 30, 2014 and June 30, 2013, one of our portfolio investments, Dover Saddlery, Inc. was publicly traded and classified as Level 1 within the valuation hierarchy established by ASC 820, Fair Value Measurement (“ASC 820”). As of June 30, 2014 and June 30, 2013, the fair value of our remaining portfolio investments was determined using significant unobservable inputs. ASC 820 classifies such inputs used to measure fair value as Level 3 within the valuation hierarchy. See Notes 2 and 3 within the accompanying notes to consolidated financial statements for further discussion.

(3)
Security, or a portion thereof, is held by Prospect Capital Funding LLC (“PCF”), our wholly-owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral for the Revolving Credit Facility and such security is not available as collateral to our general creditors (see Note 4). The fair values of these investments held by PCF at June 30, 2014 and June 30, 2013 were $1,500,897 and $833,310, respectively; they represent 24.0% and 20.0% of our total investments, respectively.

(4)	Security, or portion thereof, has a floating interest rate which may be subject to a LIBOR or PRIME floor. Stated interest rate was in effect at June 30, 2014 and June 30, 2013.

(5)
Ellett Brothers, LLC, Evans Sports, Inc., Jerry’s Sports, Inc., Simmons Gun Specialties, Inc., Bonitz Brothers, Inc., and Outdoor Sports Headquarters, Inc. are joint borrowers on our second lien loan. United Sporting Companies, Inc. is a parent guarantor of this debt investment.

(6)
During the quarter ended December 31, 2009, we created two new entities, Coalbed, Inc. and Coalbed, LLC, to foreclose on the outstanding senior secured loan and assigned rights and interests of Conquest Cherokee, LLC (“Conquest”) as a result of the deterioration of Conquest’s financial performance and inability to service debt payments. We owned 1,000 shares of common stock in Coalbed, Inc., representing 100% of the issued and outstanding common stock. Coalbed, Inc., in turn, owned 100% of the membership interest in Coalbed, LLC. On October 21, 2009, Coalbed, LLC foreclosed on the loan formerly made to Conquest. On January 19, 2010, as part of the Manx Energy, Inc. ("Manx") rollup, the Coalbed, LLC assets and loan were assigned to Manx, the holding company. On June 30, 2012, Manx contributed our investment in Coalbed, LLC to Wolf Energy Holdings Inc. ("Wolf Energy Holdings"), a newly-formed, separately owned holding company. Our Board of Directors set the fair value at zero for the loan position in Coalbed, LLC investment as of June 30, 2014 and June 30, 2013. As of June 30, 2014, Prospect owns 41% of the equity of Manx.

(7)	In addition to the stated returns, the net profits interest held will be realized upon sale of the borrower or a sale of the interests.

(8)
During the quarter ended December 31, 2011, our ownership of Change Clean Energy Holdings, LLC, Change Clean Energy, LLC, Freedom Marine Services Holdings, LLC (“Freedom Marine”), and Yatesville Coal Holdings, LLC was transferred to Energy Solutions Holdings Inc. (f/k/a Gas Solutions Holdings, Inc.) (“Energy Solutions”) to consolidate all of our energy holdings under one management team. We own 100% of Energy Solutions. On December 28, 2011, we made a $3,500 debt investment in Vessel Holdings, LLC, a subsidiary of Freedom Marine. On November 25, 2013, we provided $13,000 in senior secured debt financing for the recapitalization of our investment in Jettco Marine Services, LLC (“Jettco”), a subsidiary of Freedom Marine. The subordinated secured loan to Jettco was replaced with a senior secured note to Vessel Holdings II, LLC, a new subsidiary of Freedom Marine. On December 3, 2013, we made a $16,000 senior secured investment in Vessel Holdings III, LLC, another new subsidiary of Freedom Marine. In June 2014, Freedom Marine Services Holdings, LLC was renamed Freedom Marine Solutions, LLC; Vessel Holdings, LLC was renamed Vessel Company, LLC; Vessel Holdings II, LLC was renamed Vessel Company II, LLC; Vessel Holdings III, LLC was renamed Vessel Company III, LLC; Yatesville Coal Holdings, LLC was renamed Yatesville Coal Company, LLC; and Change Clean Energy Holdings, LLC was renamed change Clean Energy Company, LLC. Energy Solutions continues to own 100% of all entities as of June 30, 2014.

(9)	We own 100% of the equity of The Healing Staff, Inc. ("THS") and 100% of the equity of Vets Securing America, Inc., which is operated by THS management.

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
(in thousands, except share data)

Endnote Explanations for the Consolidated Schedules of Investments (Continued)

(12)
On January 19, 2010, we modified the terms of our senior secured debt in Appalachian Energy Holdings, LLC ("AEH") and Coalbed, LLC ("Coalbed") in conjunction with the formation of Manx, a new entity consisting of the assets of AEH, Coalbed and Kinley Exploration. The assets of the three companies were brought under new common management. We funded $2,800 at closing to Manx to provide for working capital. A portion of our loans to AEH and Coalbed was exchanged for Manx preferred equity, while our AEH equity interest was converted into Manx common stock. There was no change to fair value at the time of restructuring. On June 30, 2012, Manx returned the investments in Coalbed and AEH to us and we contributed these investments to Wolf Energy Holdings, a newly-formed, separately owned holding company. Effective June 6, 2014, Appalachian Energy Holdings LLC was renamed Appalachian Energy LLC. We continue to fully reserve any income accrued for Manx. During the quarter ended June 30, 2013, we determined that the impairment of Manx was other-than-temporary and recorded a realized loss of $9,397 for the amount that the amortized cost exceeded the fair value. The Board of Directors set the fair value of our investment in Manx at zero and $346 as of June 30, 2014 and June 30, 2013, respectively.

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

(17)
MITY Holdings of Delaware Inc. (“Mity Delaware”), an entity in which we own 100% of the common stock, owns 94.99% of the equity of MITY Enterprises, Inc. (“Mity”). Mity owns 100% of each of MITY-Lite, Inc., Broda Enterprises USA, Inc. and Broda Canada ULC. On June 23, 2014, Prospect made a new $15,769 debt investment in Mity and Mity distributed proceeds to Mity Delaware as a return of capital. Mity Delaware used this distribution to pay down the senior secured debt of Mity Delaware to Prospect by the same amount. The remaining amount of the senior secured debt due from Mity Delaware to Prospect, $7,200, was then contributed to the capital of Mity Delaware. As a result of this transaction, Prospect held the $15,769 Mity note. Effective June 23, 2014, Mity Enterprises, Inc. was renamed MITY, Inc. and Broda Enterprises USA, Inc. was renamed Broda USA, Inc. On June 23, 2014, Prospect also extended a new $7,500 senior secured revolving facility to Mity, of which none was funded at closing.

(18)	The overriding royalty interests held receive payments at the stated rates based upon operations of the borrower.

(19)
On December 31, 2009, we sold our investment in Aylward Enterprises, LLC. AWC, LLC is the remaining holding company with zero assets. Our remaining outstanding debt after the sale was written off on December 31, 2009 and no value has been assigned to the equity position as of June 30, 2014 and June 30, 2013.

(20)
Boxercraft Incorporated ("Boxercraft") and BXC Company, Inc. (f/k/a BXC Holding Company) ("BXC") are joint borrowers on our senior secured investments. Effective as of March 28, 2014, we acquired voting control of BXC pursuant to a voting agreement and irrevocable proxy. Effective May 8, 2014, we acquired control of BXC by transferring shares held by the other equity holders of BXC to Prospect pursuant to an assignment agreement entered into with such other equity holders. We own 86.7% of Series A preferred stock, 96.8% of Series B preferred stock, and 83.1% of the fully-diluted common stock of BXC. BXC owns 100% of the common stock of Boxercraft. We own a warrant to purchase 15% of all classes of equity of BXC, which currently consists of 3,755,000 shares of Series A preferred stock, 625,000 shares of Series B preferred stock, and 43,800 shares of voting common stock.

(21)
We owned warrants to purchase 33,750 shares of common stock in Metal Buildings Holding Corporation (“Metal Buildings”), the former holding company of Borga, Inc. Metal Buildings owned 100% of Borga, Inc. On March 8, 2010, we foreclosed on the stock in Borga, Inc. that was held by Metal Buildings, obtaining 100% ownership of Borga, Inc. On January 24, 2014, we contributed our holdings in Borga, Inc. to STI Holding, Inc., a wholly-owned holding company.

(22)
Investment has been designated as an investment not “qualifying” under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. We monitor the status of these assets on an ongoing basis.

(23)	NCP Finance Limited Partnership, NCP Finance Ohio, LLC and certain affiliates thereof, are joint borrowers on our subordinated secured investment.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
(in thousands, except share data)

Endnote Explanations for the Consolidated Schedules of Investments (Continued)

(24)
On May 6, 2011, we made a secured first lien $24,250 debt investment to NMMB, Inc. (f/k/a NMMB Acquisition, Inc.) ("NMMB" ), a $2,800 secured debt and $4,400 equity investment to NMMB Holdings, Inc ("NMMB Holdings"). We owned 100% of the Series A Preferred Stock in NMMB Holdings. NMMB Holdings owned 100% of the Convertible Preferred Stock in NMMB. On December 13, 2013, we provided $8,086 in preferred equity for the recapitalization of NMMB Holdings. After the restructuring, we received repayment of $2,800 secured debt outstanding. We own 100% of the equity of NMMB Holdings as of June 30, 2014 and June 30, 2013. NMMB Holdings owns 92.93% and 83.48% of the fully diluted equity of NMMB as of June 30, 2014 and June 30, 2013, respectively. NMMB owns 100% of Refuel Agency, Inc (“Refuel Agency”), which owns 100% of Armed Forces Communications, Inc. (“Armed Forces”). On June 12, 2014, Prospect made a new $7,000 senior secured term loan to Armed Forces. Armed Forces distributed this amount to Refuel Agency as a return of capital. Refuel Agency distributed this amount to NMMB as a return of capital, which was used to pay down $7,000 of NMMB’s $10,714 senior secured term loan to Prospect.

(25)
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 2.00%. As of June 30, 2014 and June 30, 2013, we had $143,597 and $202,518, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies.

(26)
Stated interest rates are based on June 30, 2014 and June 30, 2013 one month or three month Libor rates plus applicable spreads based on the respective credit agreements. Interest rates are subject to change based on actual elections by the borrower for a Libor rate contract or Base Rate contract when drawing on the revolver.

(27)
On July 30, 2010, we made a $30,000 senior secured debt investment in Airmall Inc. (f/k/a AIRMALL USA Holdings, Inc.) ("Airmall" ), a $12,500 secured second lien in AMU Holdings Inc. ("AMU"), and acquired 100% of the Series A preferred stock and common stock of AMU. Our preferred stock in AMU has a 12.0% dividend rate which is paid from the dividends received from its operating subsidiary, Airmall. AMU owns 100% of the common stock in Airmall. On December 4, 2013, we sold a $972 participation in both debt investments, equal to 2% of the outstanding principal amount of loans on that date. On June 13, 2014, Prospect made a new $19,993 investment as a senior secured loan to Airmall. Airmall then distributed this amount to AMU as a return of capital, which AMU used to pay down the senior subordinated loan in the same amount. The minority interest held by a third party in AMU was exchanged for common stock of Airmall. As of June 30, 2014, we own 100% of the equity of AMU, which owns 98% of Airmall.

(28)
Progrexion Marketing, Inc., Progrexion Teleservices, Inc., Progrexion ASG, Inc. Progrexion IP, Inc. and Efolks, LLC, are joint borrowers on our senior secured investment. Progrexion Holdings, Inc. and eFolks Holdings, Inc. are the guarantors of this debt investment.

(29)
First Tower Holdings of Delaware, LLC (“First Tower Delaware”), an entity that we own 100% of the membership interests, owns 80.1% of First Tower Finance Company LLC (“First Tower Finance”), which owns 100% of First Tower, LLC (“First Tower”), the operating company. On June 24, 2014, Prospect made a new $251,246 second lien term loan to First Tower. First Tower distributed this amount to First Tower Finance, which distributed this amount to First Tower Delaware as a return of capital. First Tower Delaware used the distribution to partially pay down the Senior Secured Revolving Credit Facility. The remaining $23,712 of the Senior Secured Revolving Credit Facility was then converted to additional membership interests held by Prospect in First Tower Delaware.

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

(32)
APH Property Holdings, LLC (“APH”), an entity that we own 100% of the membership interests, owns 100% of the common equity of American Property REIT Corp. (f/k/a American Property Holdings Corp.) ("APRC"), a qualified REIT which holds investments in several real estate properties. Effective as of April 1, 2014, Prospect made a new $167,162 senior term loan to APRC. APRC then distributed this amount to APH as a return of capital which was used to pay down the Senior Term Loan from APH by the same amount. See Note 3 for further discussion of the properties held by APRC.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
(in thousands, except share data)

Endnote Explanations for the Consolidated Schedules of Investments (Continued)

(33)
CCPI Holdings Inc. ("CCPI Holdings"), an entity that we own 100% of the common stock, owns 94.98% and 95.13% of CCPI Inc. ("CCPI"), the operating company, at June 30, 2014 and June 30, 2013, respectively. On June 13, 2014, Prospect made a new $8,218 senior secured note to CCPI. CCPI then distributed this amount to CCPI Holdings as a return of capital which was used to pay down the $8,216 senior secured note from CCPI Holdings to Prospect. The remaining $2 was distributed to Prospect as a return of capital of Prospect's equity investment in CCPI Holdings.

(34)
Credit Central Holdings of Delaware, LLC ("Credit Central Delaware"), an entity that we own 100% of the membership interests, owns 74.75% of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC) ("Credit Central"), which owns 100% of each of Credit Central, LLC, Credit Central South, LLC, Credit Central of Texas, LLC, and Credit Central of Tennessee, LLC, the operating companies. On June 26, 2014, Prospect made a new $36,333 second lien term loan to Credit Central. Credit Central then distributed this amount to Credit Central Delaware as a return of capital which was used to pay down the Senior Secured Revolving Credit Facility from Credit Central Delaware by the same amount. The remaining amount of the Senior Secured Revolving Credit Facility, $3,874, was then converted into additional membership interests in Credit Central Delaware.

(35)
Valley Electric Holdings I, Inc. (“Valley Holdings I”), an entity that we own 100% of the common stock, owns 100% of Valley Electric Holdings II, Inc. (“Valley Holdings II”). Valley Holdings II owns 94.99% and 96.3% of Valley Electric Company, Inc. (“Valley Electric”), as of June 30, 2014 and June 30, 2013, respectively. Valley Electric owns 100% of the equity of VE Company, Inc., which owns 100% of the equity of Valley Electric Co. of Mt. Vernon, Inc. (“Valley”). On June 24, 2014, Valley Holdings II and management of Valley formed Valley Electric and contributed their shares of Valley stock to Valley Electric. Prospect made a new $20,471 senior secured loan to Valley Electric. Valley Electric then distributed this amount to Valley Holdings I, via Valley Holdings II, as a return of capital which was used to pay down the senior secured note of Valley Holdings I by the same amount. The remaining principal amount of the senior secured note, $16,754, was then contributed to the capital of Valley Holdings I.

(36)
Nationwide Acceptance Holdings LLC ("Nationwide Holdings"), an entity that we own 100% of the membership interests, owns 93.79% of Nationwide Acceptance LLC ("Nationwide"), the operating company. On June 18, 2014, Prospect made a new $14,820 second lien term loan to Nationwide. Nationwide distributed this amount to Nationwide Holdings as a return of capital. Nationwide Holdings used the distribution to pay down the Senior Secured Revolving Credit Facility. The remaining $9,888 of the Senior Secured Revolving Credit Facility was then converted into additional membership interests in Nationwide Holdings.

(37)
On April 15, 2013, assets previously held by H&M Oil & Gas, LLC ("H&M") were assigned to Wolf Energy, LLC ("Wolf Energy") in exchange for a $66,000 term loan secured by the assets. The cost basis in this loan of $44,632 was determined in accordance with ASC 310-40, Troubled Debt Restructurings by Creditors, and was equal to the fair value of assets at the time of transfer resulting in a capital loss of $19,647 in connection with the foreclosure on the assets. On May 17, 2013, Wolf Energy sold the assets located in Martin County, which were previously held by H&M, for $66,000. Proceeds from the sale were primarily used to repay the loan and net profits interest receivable due to us resulting in a realized capital gain of $11,826. We received $3,960 of structuring and advisory fees from Wolf Energy during the year ended June 30, 2013 related to the sale and $991 under the net profits interest agreement which was recognized as other income during the fiscal year ended June 30, 2013.

(38)
CP Holdings of Delaware LLC, an entity that we own 100% of the membership interests, owns 82.9% of CP Energy Services Inc. ("CP Energy), which owns 100% of several other subsidiaries. CP Energy owns directly or indirectly 100% of each of CP Well Testing Services, LLC (“CP Well Testing”), CP Well Testing, LLC, Fluid Management Services, Inc., Fluid Management Services LLC, Wright Transport, Inc., Wright Foster Disposals, LLC, Foster Testing Co, Inc., ProHaul Transports, LLC, Artexoma Logistics, LLC, Wright Trucking, Inc. On April 1, 2014, Prospect made new loans to CP Well, ProHaul Transports, LLC and Wright Trucking, Inc. and Foster Testing Co, Inc. as co-borrowers, comprised of two first lien loans in the amount of $11,035 and $72,238 and a second lien loan in the amount of $15,000. The proceeds of these loans were used to repay CP Well Testing’s senior secured term loan and CP Energy’s senior secured term loan from Prospect. CP Holdings continues to own 82.9% of the equity of CP Energy at June 30, 2014.

(39)	Wind River Resources Corporation and Wind River II Corporation are joint borrowers on our senior secured loan.

(40)
NPH Property Holdings, LLC (“NPH”), an entity that we own 100% of the membership interests, owns 100% of the common equity of National Property REIT Corp. (f/k/a National Property Holdings Corp.) ("NPRC"), a property REIT which holds investments in several real estate properties, and 100% of the membership interests of NPH Property Holdings II, LLC, a Delaware single member limited liability company structured to enable subsidiaries of NPRC to invest in peer-to-peer consumer loans. Effective as of April 1, 2014, Prospect made a new $104,460 senior term loan to NPRC. NPRC then distributed this amount to NPH as a return of capital which was used to pay down the Senior Term Loan from NPH by the same amount. See Note 3 for further discussion of the properties held by NPRC.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
(in thousands, except share data)

Endnote Explanations for the Consolidated Schedules of Investments (Continued)

(41)
UPH Property Holdings, LLC (“UPH”), an entity that we own 100% of the membership interests, owns 100% of the common equity of United Property REIT Corp. (f/k/a United Property Holdings Corp.) ("UPRC"), a property REIT which holds investments in several real estate properties. Effective as of April 1, 2014, Prospect made a new $19,027 senior term loan to UPRC. UPRC then distributed this amount to UPH as a return of capital which was used to pay down the Senior Term Loan from UPH by the same amount. See Note 3 for further discussion of the properties held by UPRC.

(42)
On April 4, 2008, we acquired a controlling equity interest in ARRM Services, Inc (f/k/a ARRM Holdings Inc.) ("ARRM"), which owns 100% of Ajax Rolled Ring & Machine, LLC ("Ajax"), the operating company. As of June 30, 2014, we control 79.53% of the fully-diluted common, 85.76% of the Series A and 100% of the Series B Preferred equity of ARRM and the fair value of our senior secured debt issued to Ajax was $19,337.

(43)
Our wholly-owned subsidiary, Prospect Small Business Lending LLC, purchases a series of small business whole loans on recurring basis, originated by OnDeck Capital, Inc., an online small business lender.

(44)
Harbortouch Holdings of Delaware Inc. ("Harbortouch Delaware"), an entity that we own 100% of the common stock, owns 100% of the Class C voting units of Harbortouch Payments, LLC (“Harbortouch”), which provide for a 53.5% residual profits allocation. Harbortouch management owns 100% of the Class B and Class D voting units of Harbortouch, which provide for a 46.5% residual profits allocation. Harbortouch owns 100% of Credit Card Processing USA, LLC. On April 1, 2014, Prospect made a new $137,226 senior secured term loan to Harbortouch. Harbortouch then distributed this amount to Harbortouch Delaware as a return of capital which was used to pay down the $123,000 senior secured note from Harbortouch Delaware to Prospect. The remaining $14,226 was distributed to Prospect as a return of capital of Prospect’s equity investment in Harbortouch Delaware.

(45)
Arctic Oilfield Equipment USA, Inc. (“Arctic Equipment”), an entity that we own 100% of the common equity, owns 70% of the equity of Arctic Energy Services, LLC (“Arctic Energy”), the operating company.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
(in thousands, except share data)

Endnote Explanations for the Consolidated Schedules of Investments (Continued)

(46)
As defined in the 1940 Act, we are deemed to "Control" these portfolio companies because we own more than 25% of the portfolio company's outstanding voting securities. Transactions during the year ended June 30, 2014 with these controlled investments are as follows:

Portfolio Company	Purchases*	Redemptions*		Sales	Interest income	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
AMU Holdings Inc.	$7,600	$(593)		$(972)	$6,579	$12,000	$—	$—	$(15,694)
APH Property Holdings, LLC	163,747	(118,186)	**	—	18,788	—	5,946	—	3,393
Arctic Oilfield Equipment USA, Inc.	60,876	—		—	1,050	—	1,713	—	238
ARRM Services, Inc. (f/k/a ARRM Holdings Inc.)	25,000	(24,251)		—	(733)	—	148	—	(14,957)
AWC, LLC	—	—		—	—	—	—	—	—
BXC Company, Inc. (f/k/a BXC Holding Company)***	300	—		—	—	—	—	—	(3,796)
CCPI Holdings Inc.	—	(450)		—	3,312	500	71	—	(1,443)
CP Holdings of Delaware LLC	113,601	(100)		—	13,858	—	1,864	—	16,618
Credit Central Holdings of Delaware, LLC	2,500	(159)		—	7,845	4,841	521	—	(2,371)
Echelon Aviation LLC	92,628	—		—	2,809	—	2,771	—	—
Energy Solutions Holdings Inc.	16,000	(8,525)		—	8,245	—	2,480	—	(2,168)
First Tower Holdings of Delaware LLC	10,000	—		—	54,320	—	10,560	—	17,003
Gulf Coast Machine & Supply Company	28,450	(26,213)		—	1,449	—	—	—	(777)
Harbortouch Holdings of Delaware Inc.	278,694	—		—	6,879	—	7,536	—	12,620
The Healing Staff, Inc.	—	—		—	—	—	5,825	—	—
Manx Energy, Inc.	—	(450)		—	—	—	—	—	104
MITY Holdings of Delaware Inc.	47,985	—		—	4,693	—	1,049	—	1,127
Nationwide Acceptance Holdings LLC	4,000	—		—	4,429	5,000	1,854	—	772
NMMB Holdings, Inc.	8,086	(8,086)		—	2,051	—	—	—	(6,852)
NPH Property Holdings, LLC	40,425	85,724	**	—	5,973	—	1,029	—	(2,088)
R-V Industries, Inc.	—	(2,339)		—	3,188	1,100	—	—	2,005
STI Holding, Inc.	—	(125)		—	—	3,246	—	—	(25)
UPH Property Holdings, LLC	1,405	22,562	**	—	1,101	—	156	—	426
Valley Electric Holdings I, Inc.	—	(200)		—	7,471	—	148	—	(23,304)
Wolf Energy Holdings Inc.	—	—		—	—	—	—	—	(1,350)
Total	$901,297	$(81,391)		$(972)	$153,307	$26,687	$43,671	$—	$(20,519)
*Purchase amounts do not include payment-in-kind interest. Repayment amounts include impairments.
**These amounts represent the investments transferred from APH to NPH and UPH, respectively.
***During the year ended June 30, 2014, we acquired control of BXC Company, Inc. (f/k/a BXC Holding Company). As such, this investment was a controlled investment for a part of the year and an affiliated investment for part of the year. See Note 14.

(47)
As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the year ended June 30, 2014 with these affiliated investments are as follows:

Portfolio Company	Purchases*	Redemptions*	Sales	Interest income	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
BNN Holdings Corp. (f/k/a Biotronic NeuroNetwork)	$—	$(600)	$—	$2,974	$—	$—	$—	$(194)
BXC Holding Company***	—	(100)	—	1,384	—	17	—	(4,163)
Smart, LLC	—	—	—	—	—	—	—	(143)
Total	$—	$(700)	$—	$4,358	$—	$17	$—	$(4,500)

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS – (CONTINUED)
(in thousands, except share data)

Endnote Explanations for the Consolidated Schedules of Investments (Continued)

(48)
As defined in the 1940 Act, we are deemed to "Control" these portfolio companies because we own more than 25% of the portfolio company's outstanding voting securities. Transactions during the year ended June 30, 2013 with these controlled investments are as follows:

Portfolio Company	Purchases*	Redemptions*	Sales	Interest income	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
AMU Holdings Inc.	$—	$(600)	$—	$5,822	$—	$—	$—	$7,266
APH Property Holdings, LLC	151,648	—	—	2,898	—	4,651	—	—
ARRM Holdings LLC	23,300	(19,065)	—	5,176	—	155	—	(17,208)
AWC, LLC	—	—	—	—	—	—	—	—
Borga, Inc.	150	—	—	—	—	—	—	(232)
CCPI Holdings Inc.	34,081	(338)	—	1,792	—	606	—	—
Credit Central Holdings of Delaware, LLC	47,663	—	—	3,893	—	1,680	—	2,799
Energy Solutions Holdings Inc.	—	(28,975)	—	24,809	53,820	—	—	(71,197)
First Tower Holdings of Delaware LLC	20,000	—	—	52,476	—	2,426	—	(9,869)
The Healing Staff, Inc.	975	(13,092)	—	2	—	—	(12,117)	12,117
Manx Energy, Inc.	—	(10,528)	—	—	—	—	(9,397)	18,865
Nationwide Acceptance Holdings LLC	25,151	—	—	1,787	—	884	—	—
NMMB Holdings, Inc.	—	(5,700)	—	3,026	—	—	—	(5,903)
R-V Industries, Inc.	32,750	—	—	781	24,462	143	—	1,463
Valley Electric Holdings I, Inc.	52,098	(100)	—	3,511	—	1,325	—	—
Wolf Energy Holdings Inc.	50	—	—	452	—	4,951	11,826	(3,092)
Total	$387,866	$(78,398)	$—	$106,425	$78,282	$16,821	$(9,688)	$(64,991)

(49)
As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the year ended June 30, 2013 with these affiliated investments are as follows:

Portfolio Company	Purchases*	Redemptions*	Sales	Interest income	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
BNN Holdings Corp. (f/k/a Biotronic NeuroNetwork)	$30,000	$(26,676)	$—	$3,159	$—	$600	$—	$672
BXC Holding Company	—	—	—	3,356	—	23	—	(9,414)
Smart, LLC	—	—	—	—	728	—	—	108
Total	$30,000	$(26,676)	$—	$6,515	$728	$623	$—	$(8,634)

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
Note 2. Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) pursuant to the requirements for reporting on Form 10-K, ASC 946, Financial Services—Investment Companies (“ASC 946”), and Articles 6 and 12 of Regulation S-X. The financial results of our portfolio investments are not consolidated in the financial statements.
Reclassifications
Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the year ended June 30, 2014.
Use of Estimates
The preparation of the consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income, expenses, and gains and losses during the reported period. Changes in the economic environment, financial markets, creditworthiness of our portfolio companies and any other parameters used in determining these estimates could cause actual results to differ, and these differences could be material.
Basis of Consolidation
Under the 1940 Act, the regulations pursuant to Article 6 of Regulation S-X and ASC 946, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit us. Our consolidated financial statements include our accounts and the accounts of PCF and PSBL, our wholly-owned, closely-managed subsidiaries that are also investment companies. All intercompany balances and transactions have been eliminated in consolidation.
On May 6, 2014, we announced in our filing on Form 10-Q for the quarter ended March 31, 2014 that the SEC Staff had asserted certain of our wholly-owned holding companies were investment companies, such companies were required to be consolidated in our historical financial results and financial position, and restatement of such financial statements was needed. At that time, we disclosed that we disagreed with the views of the SEC Staff and wished to appeal the conclusion through the Office of the Chief Accountant. On June 10, 2014, based on those discussions with the Office of the Chief Accountant, we concluded the following:

•	Our historical non-consolidation of wholly-owned and substantially wholly-owned holding companies did not require restatement of our prior period financial statements.

•
Upon our adoption of ASU 2013-08 for the fiscal year ended June 30, 2015, we will begin consolidating on a prospective basis certain of our wholly-owned and substantially wholly-owned holding companies formed by us in order to facilitate our investment strategy.

The following companies will be consolidated: AMU Holdings Inc.; APH Property Holdings, LLC; Arctic Oilfield Equipment USA, Inc.; CCPI Holdings Inc.; CP Holdings of Delaware LLC; Credit Central Holdings of Delaware, LLC; Energy Solutions Holdings Inc.; First Tower Holdings of Delaware LLC; Harbortouch Holdings of Delaware Inc.; MITY Holdings of Delaware Inc.; Nationwide Acceptance Holdings LLC; NMMB Holdings, Inc.; NPH Property Holdings, LLC; STI Holding, Inc.; UPH Property Holdings, LLC; Valley Electric Holdings I, Inc.; Valley Electric Holdings II, Inc.; and Wolf Energy Holdings Inc.
Any operating companies owned by the holding companies will not be consolidated. We do not expect this consolidation to have any material effect on our financial position or results of operations.
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
Investment Valuation
To value our investments, we follow the guidance of ASC 820, Fair Value Measurement ("ASC 820"), that defines fair value, establishes a framework for measuring fair value in conformity with GAAP and requires disclosures ab out fair value measurements. In accordance with ASC 820, the fair value of our investments is defined as the price that we would receive upon selling an investment in an orderly transaction to an independent buyer in the principal or most advantageous market in which that investment is transacted.
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
For most of our investments, market quotations are not available. With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, our Board of Directors has approved a multi-step valuation process each quarter, as described below:

1.	Each portfolio company or investment is reviewed by our investment professionals with independent valuation firms engaged by our Board of Directors;

2.	The independent valuation firms conduct independent valuations and make their own independent assessments;

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
Our investments in CLOs are classified as ASC 820 Level 3 securities and are valued using a discounted cash flow model. The valuations have been accomplished through the analysis of the CLO deal structures to identify the risk exposures from the modeling point of view. For each CLO security, the most appropriate valuation approach has been chosen from alternative approaches to ensure the most accurate valuation for such security. To value a CLO, both the assets and the liabilities of the CLO capital structure are modeled. We use a waterfall engine to store the collateral data, generate collateral cash flows from the assets based on various assumptions for the risk factors, distribute the cash flows to the liability structure based on the payment priorities, and discount them back using current market discount rates. The main risk factors are: default risk, interest rate risk, downgrade risk, and credit spread risk.
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
Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of such purchase discounts or amortization of premiums is calculated by the effective interest method as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as interest income. The purchase discount for portfolio investments acquired from Patriot Capital Funding, Inc. (“Patriot”) was determined based on the difference between par value and fair value as of December 2, 2009, and continues to accrete until maturity or repayment of the respective loans (see Note 3). As of June 30, 2014, the purchase discount from the assets acquired from Patriot has been fully accreted.
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, are likely to remain current. As of June 30, 2014, approximately 0.1% of our total assets are in non-accrual status.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. Based on our tax returns, we had an excise tax liability of $1,918 for the calendar year ended December 31, 2012 and none for the calendar year ended December 31, 2013. As of June 30, 2014, we had a prepaid excise tax balance of $2,200 because we have made estimated excise tax payments in excess of our expected excise tax liability for the calendar year ending December 31, 2014.
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
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of June 30, 2013 and 2014 and for the years then ended, we did not have a liability for any unrecognized tax benefits, respectively. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2010 remain subject to examination by the Internal Revenue Service.
Dividends and Distributions
Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a monthly dividend or distribution is approved by our Board of Directors quarterly and is generally based upon our management’s estimate of our future earnings. Net realized capital gains, if any, are distributed at least annually.
Financing Costs
We record origination expenses related to our Revolving Credit Facility and Senior Convertible Notes, Senior Unsecured Notes and Prospect Capital InterNotes® (collectively, our “Senior Notes”), as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method for our Revolving Credit Facility and the effective interest method for our Senior Notes over the respective expected life or maturity.
We record registration expenses related to shelf filings as prepaid assets. These expenses consist principally of SEC registration fees, legal fees and accounting fees incurred. These prepaid assets are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed.
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
Recent Accounting Pronouncements
In June 2013, the FASB issued Accounting Standards Update 2013-08, Financial Services — Investment Companies (Topic 946), Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). The update clarifies the approach to be used for determining whether an entity is an investment company and provides new measurement and disclosure requirements. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited. The adoption of the amended guidance in ASU 2013-08 is not expected to have a significant effect on our consolidated financial statements and disclosures.
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The update supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The adoption of the amended guidance in ASU 2014-09 is not expected to have a significant effect on our consolidated financial statements and disclosures.
Note 3. Portfolio Investments
At June 30, 2014, we had investments in 143 long-term portfolio investments, which had an amortized cost of $6,371,522 and a fair value of $6,253,739. At June 30, 2013, we had investments in 124 long-term portfolio investments, which had an amortized cost of $4,255,778 and a fair value of $4,172,852.
The original cost basis of debt placements and equity securities acquired, including follow-on investments for existing portfolio companies, totaled $2,952,456 and $3,103,217 during the new cenyears ended June 30, 2014 and June 30, 2013, respectively. Debt repayments and proceeds from sales of equity securities of approximately $787,069 and $931,534 were received during the years ended June 30, 2014 and June 30, 2013, respectively.
The following table shows the composition of our investment portfolio as of June 30, 2014 and June 30, 2013:

	June 30, 2014		June 30, 2013
	Cost	Fair Value	Cost	Fair Value
Revolving Line of Credit	$3,445	$2,786	$9,238	$8,729
Senior Secured Debt	3,578,339	3,514,198	2,262,327	2,207,091
Subordinated Secured Debt	1,272,275	1,200,221	1,062,386	1,024,901
Subordinated Unsecured Debt	85,531	85,531	88,470	88,827
Small Business Whole Loans(1)	4,637	4,252	—	—
CLO Debt	28,118	33,199	27,667	28,589
CLO Residual Interest	1,044,656	1,093,985	660,619	658,086
Equity(2)	354,521	319,567	145,071	156,629
Total Investments	$6,371,522	$6,253,739	$4,255,778	$4,172,852

(1)	Our wholly-owned subsidiary, PSBL, purchases a series of small business whole loans on recurring basis, which are originated by OnDeck.

(2)
Includes our investments in preferred stock, common stock, membership interests, net profits interests, net revenue interests, overriding royalty interests, escrows receivable, and warrants, unless specifically stated otherwise.

The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of June 30, 2014:

	Level 1	Level 2	Level 3	Total
Revolving Line of Credit	$—	$—	$2,786	$2,786
Senior Secured Debt	—	—	3,514,198	3,514,198
Subordinated Secured Debt	—	—	1,200,221	1,200,221
Subordinated Unsecured Debt	—	—	85,531	85,531
Small Business Whole Loans	—	—	4,252	4,252
CLO Debt	—	—	33,199	33,199
CLO Residual Interest	—	—	1,093,985	1,093,985
Equity	168	—	319,399	319,567
Total Investments	$168	$—	$6,253,571	$6,253,739
The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of June 30, 2013:

	Level 1	Level 2	Level 3	Total
Revolving Line of Credit	$—	$—	$8,729	$8,729
Senior Secured Debt	—	—	2,207,091	2,207,091
Subordinated Secured Debt	—	—	1,024,901	1,024,901
Subordinated Unsecured Debt	—	—	88,827	88,827
CLO Debt	—	—	28,589	28,589
CLO Residual Interest	—	—	658,086	658,086
Equity	112	—	156,517	156,629
Total Investments	$112	$—	$4,172,740	$4,172,852

The following tables show the aggregate changes in the fair value of our Level 3 investments during the year ended June 30, 2014:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2013	$811,634	$42,443	$3,318,663	$4,172,740
Total realized loss, net	—	—	(3,346)	(3,346)
Change in unrealized depreciation	(20,519)	(4,500)	(9,894)	(34,913)
Net realized and unrealized loss	(20,519)	(4,500)	(13,240)	(38,259)
Purchases of portfolio investments	901,297	—	2,036,014	2,937,311
Payment-in-kind interest	11,796	90	3,259	15,145
Accretion (amortization) of discounts and premiums	—	399	(46,696)	(46,297)
Repayments and sales of portfolio investments	(82,363)	(700)	(704,006)	(787,069)
Transfers within Level 3(1)	18,609	(5,611)	(12,998)	—
Transfers in (out) of Level 3(1)	—	—	—	—
Fair value as of June 30, 2014	$1,640,454	$32,121	$4,580,996	$6,253,571

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Small Business Loans	CLO Debt	CLO Residual Interest	Equity	Total
Fair value as of June 30, 2013	$8,729	$2,207,091	$1,024,901	$88,827	$—	$28,589	$658,086	$156,517	$4,172,740
Total realized (loss) gain, net	—	(1,593)	(7,558)	—	—	—	1,183	4,622	(3,346)
Change in unrealized (depreciation) appreciation	(150)	(8,907)	(34,566)	(357)	(386)	4,159	51,864	(46,570)	(34,913)
Net realized and unrealized (loss) gain	(150)	(10,500)	(42,124)	(357)	(386)	4,159	53,047	(41,948)	(38,259)
Purchases of portfolio investments	14,850	1,692,384	554,973	—	6,540	—	453,492	215,072	2,937,311
Payment-in-kind interest	—	13,850	428	867	—	—	—	—	15,145
Accretion (amortization) of discounts and premiums	—	683	2,065	73	—	451	(49,569)	—	(46,297)
Repayments and sales of portfolio investments	(20,643)	(389,310)	(270,022)	(73,879)	(1,902)	—	(21,071)	(10,242)	(787,069)
Transfers within Level 3(1)	—	—	(70,000)	70,000	—	—	—	—	—
Transfers in (out) of Level 3(1)	—	—	—	—	—	—	—	—	—
Fair value as of June 30, 2014	$2,786	$3,514,198	$1,200,221	$85,531	$4,252	$33,199	$1,093,985	$319,399	$6,253,571

(1)	Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred.

The following tables show the aggregate changes in the fair value of our Level 3 investments during the year ended June 30, 2013:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2012	$564,489	$46,116	$1,483,487	$2,094,092
Total realized loss, net	(9,688)	—	(16,672)	(26,360)
Change in unrealized depreciation	(64,991)	(8,634)	(4,192)	(77,817)
Net realized and unrealized loss	(74,679)	(8,634)	(20,864)	(104,177)
Purchases of portfolio investments	387,866	30,000	2,674,404	3,092,270
Payment-in-kind interest	2,668	715	7,564	10,947
Accretion of discounts and premiums	—	922	10,095	11,017
Repayments and sales of portfolio investments	(68,710)	(26,676)	(836,023)	(931,409)
Transfers within Level 3(1)	—	—	—	—
Transfers in (out) of Level 3(1)	—	—	—	—
Fair value as of June 30, 2013	$811,634	$42,443	$3,318,663	$4,172,740

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Small Business Loans	CLO Debt	CLO Residual Interest	Equity	Total
Fair value as of June 30, 2012	$868	$1,080,053	$488,113	$73,195	$—	$27,717	$218,009	$206,137	$2,094,092
Total realized (loss) gain, net	—	(21,545)	(22,001)	—	—	—	—	17,186	(26,360)
Change in unrealized (depreciation) appreciation	(232)	3,197	19,265	(222)	—	464	(5,981)	(94,308)	(77,817)
Net realized and unrealized (loss) gain	(232)	(18,348)	(2,736)	(222)	—	464	(5,981)	(77,122)	(104,177)
Purchases of portfolio investments	21,143	1,626,172	812,025	133,700	—	—	440,050	59,180	3,092,270
Payment-in-kind interest	—	4,401	3,687	2,859	—	—	—	—	10,947
Accretion of discounts and premiums	—	1,747	2,346	508	—	408	6,008	—	11,017
Repayments and sales of portfolio investments	(13,050)	(499,900)	(265,568)	(121,213)	—	—	—	(31,678)	(931,409)
Transfers within Level 3(1)	—	12,966	(12,966)	—	—	—	—	—	—
Transfers in (out) of Level 3(1)	—	—	—	—	—	—	—	—	—
Fair value as of June 30, 2013	$8,729	$2,207,091	$1,024,901	$88,827	$—	$28,589	$658,086	$156,517	$4,172,740

(1)	Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred.
For the year ended June 30, 2014 and 2013, the net increase in unrealized depreciation on the investments that use Level 3 inputs was $55,956 and $77,488 for investments still held as of June 30, 2014 and 2013, respectively.

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2014 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Technique	Input	Range	Weighted Average
Senior Secured Debt	$2,550,073	Yield Analysis	Market Yield	5.5%-20.3%	11.1%
Senior Secured Debt	560,485	EV Analysis	EBITDA Multiple	3.5x-9.0x	7.1x
Senior Secured Debt	110,525	EV Analysis	N/A	N/A	N/A
Senior Secured Debt	3,822	Liquidation Analysis	N/A	N/A	N/A
Senior Secured Debt	292,079	Net Asset Value Analysis	Capitalization Rate	4.5%-10.0%	7.4%
Subordinated Secured Debt	832,181	Yield Analysis	Market Yield	8.7%-14.7%	10.9%
Subordinated Secured Debt	353,220	EV Analysis	EBITDA Multiple	4.5x-8.2x	6.2x
Subordinated Secured Debt	14,820	EV Analysis	Book Value Multiple	8.4x-8.9x	8.6x
Subordinated Unsecured Debt	85,531	Yield Analysis	Market Yield	7.4%-14.4%	12.1%
Small Business Whole Loans	4,252	Yield Analysis	Market Yield	75.5%-79.5%	77.5%
CLO Debt	33,199	Discounted Cash Flow	Discount Rate	4.2%-5.8%	4.9%
CLO Residual Interest	1,093,985	Discounted Cash Flow	Discount Rate	10.4%-23.7%	16.8%
Equity	237,162	EV Analysis	EBITDA Multiple	0.0x-15.3x	5.3x
Equity	3,171	Yield Analysis	Market Yield	13.7%-16.5%	15.1%
Equity	63,157	Net Asset Value Analysis	Capitalization Rate	4.5%-10.0%	7.4%
Equity	14,107	Discounted Cash Flow	Discount Rate	8.0%-10.0%	9.0%
Net Profits Interest	213	Liquidation Analysis	N/A	N/A	N/A
Escrow Receivable	1,589	Discounted Cash Flow	Discount Rate	6.6%-7.8%	7.2%
Total Level 3 Investments	$6,253,571
The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2013 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Technique	Input	Range	Weighted Average
Senior Secured Debt	$1,616,485	Yield Analysis	Market Yield	5.7%-20.8%	10.8%
Senior Secured Debt	468,082	EV Analysis	EBITDA Multiple	3.3x-8.8x	6.7x
Senior Secured Debt	5,361	Liquidation Analysis	N/A	N/A	N/A
Senior Secured Debt	125,892	Net Asset Value Analysis	Capitalization Rate	5.0%-10.0%	7.5%
Subordinated Secured Debt	962,702	Yield Analysis	Market Yield	7.7%-19.8%	11.6%
Subordinated Secured Debt	62,199	EV Analysis	EBITDA Multiple	3.3x-7.0x	4.4x
Subordinated Unsecured Debt	69,127	Yield Analysis	Market Yield	6.1%-14.6%	10.7%
Subordinated Unsecured Debt	19,700	EV Analysis	EBITDA Multiple	5.5x-6.5x	6.0x
CLO Debt	28,589	Discounted Cash Flow	Discount Rate	12.1%-20.1%	15.7%
CLO Residual Interest	658,086	Discounted Cash Flow	Discount Rate	11.3%-19.8%	15.3%
Equity	151,855	EV Analysis	EBITDA Multiple	0.1x-8.8x	3.9x
Escrow Receivable	4,662	Discounted Cash Flow	Discount Rate	6.5%-7.0%	6.8%
Total Level 3 Investments	$4,172,740
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
The significant unobservable inputs used to value our investments based on the EV analysis may include market multiples of specified financial measures such as EBITDA of identified guideline public companies, implied valuation multiples from precedent M&A transactions, and/or discount rates applied in a discounted cash flow analysis. The independent valuation firm identifies a population of publicly traded companies with similar operations and key attributes to that of the portfolio company. Using valuation and operating metrics of these guideline public companies and/or as implied by relevant precedent transactions, a range of multiples of the latest twelve months EBITDA, or other measure, is typically calculated. The independent valuation firm utilizes the determined multiples to estimate the portfolio company’s EV based on, generally, the latest twelve months EBITDA of the portfolio company (or other meaningful measure). Significant increases or decreases in the multiple may result in an increase or decrease, respectively, in EV, which may increase or decrease the fair value estimate of the debt and/or equity investment, as applicable. In certain instances, a discounted cash flow analysis may be considered in estimating EV, in which case, discount rates based on a weighted average cost of capital and application of the Capital Asset Pricing Model may be utilized.
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
During the year ended June 30, 2014, the valuation methodology for ARRM (as defined in Note 14) changed to incorporate a weighted sale value evidenced by a pending transaction into the EV analysis which was solely used in previous periods. As a result of this change, and in recognition of recent company performance and current market conditions, we decreased the fair value of our investment in ARRM to $25,536 as of June 30, 2014, a discount of $21,014 from its amortized cost, compared to the $6,057 unrealized depreciation recorded at June 30, 2013.
During the year ended June 30, 2014, the valuation methodology for Gulf Coast (as defined in Note 14) changed to incorporate an EV analysis in place of the yield analysis used in previous periods. Management adopted the EV analysis due to a deterioration in operating results and resulting foreclosure culminating in our obtaining majority voting control of the company. As a result of this change, and in recognition of recent company performance and current market conditions, we decreased the fair value of our investment in Gulf Coast to $14,459 as of June 30, 2014, a discount of $28,991 from its amortized cost, compared to the $9,241 unrealized depreciation recorded at June 30, 2013.

During the year ended June 30, 2014, the valuation methodology for ICON Health & Fitness, Inc. (“ICON”) changed to incorporate limited secondary trade data in lieu of weighted broker quotes used previously, in addition to the yield analysis and EV analysis used in previous periods. As a result of this change, and in recognition of recent company performance and current market conditions, we decreased the fair value of our investment in ICON to $20,889 as of June 30, 2014, a discount of $1,116 from its amortized cost, compared to the $9,381 unrealized depreciation recorded at June 30, 2013.
During the year ended June 30, 2014, the valuation methodology for New Century Transportation, Inc. ("NCT") changed to a liquidation analysis in place of the yield analysis used in previous periods. Management adopted the liquidation analysis due to a deterioration in operating results and resulting credit impairment. In June 2014, NCT filed for bankruptcy. As we hold a second lien position and do not expect liquidation proceeds to exceed the first lien liability, we decreased the fair value of our investment in NCT to zero as of June 30, 2014, a discount of $44,000 from its amortized cost, compared to the $954 unrealized depreciation recorded at June 30, 2013.
During the year ended June 30, 2014, the valuation methodology for Sandow Media, LLC ("Sandow") changed to incorporate an EV analysis in addition to the yield analysis used in previous periods. Management adopted the EV analysis due to a deterioration in operating results and resulting credit impairment. As a result of this change, and in recognition of recent company performance and current market conditions, we decreased the fair value of our investment in Sandow to $23,524 as of June 30, 2014, a discount of $1,557 from its amortized cost, compared to being valued at an amount which was the same as cost as of June 30, 2013.
During the year ended June 30, 2014, the valuation methodology for Snacks Parent Corporation ("Snacks") changed to incorporate a weighted sale value evidenced by a pending transaction into the EV analysis used in previous periods. As a result of this change, and in recognition of recent company performance and current market conditions, we increased the fair value of our investment in Snacks to $1,819 as of June 30, 2014, a premium of $1,228 from its amortized cost, compared to the $5 unrealized appreciation recorded at June 30, 2013.
During the year ended June 30, 2014, the valuation methodology for Targus Group International, Inc. ("Targus") changed to incorporate weighted broker quotes in addition to the yield analysis used in previous periods. As a result of this change, and in recognition of recent company performance and current market conditions, we decreased the fair value of our investment in Targus to $19,949 as of June 30, 2014, a discount of $1,748 from its amortized cost, compared to the $311 unrealized appreciation recorded at June 30, 2013.
During the year ended June 30, 2013, we provided $125,892 and $26,648 of debt and equity financing, respectively, to APH Property Holdings, LLC ("APH") for the acquisition of various real estate properties. During the year ended June 30, 2014, we provided $135,350 and $28,397 of debt and equity financing, respectively, to APH for the acquisition of certain properties. In December 2013, American Property REIT Corp. (“APRC”), a wholly-owned subsidiary of APH, distributed its investments in fourteen properties: eight to National Property REIT Corp. (“NPRC”), a wholly-owned subsidiary of NPH Property Holdings, LLC ("NPH"); and six to United Property REIT Corp. (“UPRC”), a wholly-owned subsidiary of UPH Property Holdings, LLC ("UPH"), two newly formed REIT holding companies which are discussed below. The investments transferred consisted of $98,164 and $20,022 of debt and equity financing, respectively. The eight investments transferred to NPRC from APRC consisted of $79,309 and $16,315 of debt and equity financing, respectively. The six investments transferred to UPRC from APRC consisted of $18,855 and $3,707 of debt and equity financing, respectively. There was no gain or loss realized on these transactions.

As of June 30, 2014, APRC’s real estate portfolio was comprised of fourteen multi-family properties and one commercial property. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties:

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Abbington Pointe	Marietta, GA	12/28/2012	$23,500	$15,275
2	Amberly Place	Tampa, FL	1/17/2013	63,400	39,600
3	Lofton Place	Tampa, FL	4/30/2013	26,000	16,965
4	Vista at Palma Sola	Bradenton, FL	4/30/2013	27,000	17,550
5	Arlington Park	Marietta, GA	5/8/2013	14,850	9,650
6	The Resort	Pembroke Pines, FL	6/24/2013	225,000	157,500
7	Cordova Regency	Pensacola, FL	11/15/2013	13,750	9,026
8	Crestview at Oakleigh	Pensacola, FL	11/15/2013	17,500	11,488
9	Inverness Lakes	Mobile, AL	11/15/2013	29,600	19,400
10	Kings Mill Apartments	Pensacola, FL	11/15/2013	20,750	13,622
11	Plantations at Pine Lake	Tallahassee, FL	11/15/2013	18,000	11,817
12	Verandas at Rocky Ridge	Birmingham, AL	11/15/2013	15,600	10,205
13	Crestview at Cordova	Pensacola, FL	1/17/2014	8,500	5,072
14	Plantations at Hillcrest	Mobile, AL	1/17/2014	6,930	5,094
15	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
				$512,099	$342,264
The eight investments transferred to NPRC from APRC consisted of $79,309 and $16,315 of debt and equity financing, respectively. There was no gain or loss realized on these transactions. During the year ended June 30, 2014, we provided $34,050 and $6,375 of debt and equity financing, respectively, to NPH for the acquisition of certain properties and to invest in peer-to-peer consumer loans.
As of June 30, 2014, NPRC’s real estate portfolio was comprised of nine multi-family properties and one commercial property. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties:

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	146 Forest Parkway	Forest Park, GA	10/24/2012	$7,400	$—
2	Bexley	Marietta, GA	11/1/2013	30,600	22,497
3	St. Marin	Coppell, TX	11/19/2013	73,078	53,863
4	Mission Gate	Plano, TX	11/19/2013	47,621	36,148
5	Vinings Corner	Smyrna, GA	11/19/2013	35,691	26,640
6	Central Park	Altamonte Springs, FL	11/19/2013	36,590	27,471
7	City West	Orlando, FL	11/19/2013	23,562	18,533
8	Matthews Reserve	Matthews, NC	11/19/2013	22,063	17,571
9	Indigo	Jacksonville, FL	12/31/2013	38,000	28,500
10	Island Club	Atlantic Beach, FL	1/31/2014	13,025	9,118
				$327,630	$240,341

The six investments transferred to UPRC from APRC consisted of $18,855 and $3,707 of debt and equity financing, respectively. There was no gain or loss realized on these transactions. During the year ended June 30, 2014, we provided $1,405 of equity financing to UPH for the acquisition of certain properties.
As of June 30, 2014, UPRC’s real estate portfolio was comprised of six multi-families properties and one commercial property. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties:

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Eastwood Village	Stockbridge, GA	12/12/2013	$25,957	$19,785
2	Monterey Village	Jonesboro, GA	12/12/2013	11,501	9,193
3	Hidden Creek	Morrow, GA	12/12/2013	5,098	3,619
4	Meadow Springs	College Park, GA	12/12/2013	13,116	10,180
5	Meadow View	College Park, GA	12/12/2013	14,354	11,141
6	Peachtree Landing	Fairburn, GA	12/12/2013	17,224	13,575
7	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
				$88,655	$67,493
On January 4, 2012, Energy Solutions (as defined in Note 14) sold its gas gathering and processing assets (“Gas Solutions”) for a sale price of $199,805, adjusted for the final working capital settlement, including a potential earnout of $28,000 that may be paid based on the future performance of Gas Solutions. Through June 30, 2014, we have not accrued income for any portion of the $28,000 potential payment. After expenses, including structuring fees of $9,966 paid to us, Energy Solutions received $158,687 in cash. The sale of Gas Solutions by Energy Solutions resulted in significant earnings and profits, as defined by the Internal Revenue Code, at Energy Solutions for calendar year 2012. As a result, distributions from Energy Solutions to us were required to be recognized as dividend income, in accordance with ASC 946, as cash distributions were received from Energy Solutions, to the extent there are current year earnings and profits sufficient to support such recognition. During the year ended June 30, 2013, we received distributions of $53,820 from Energy Solutions which were recorded as dividend income. No such dividends were received during the year ended June 30, 2014.
During the year ended June 30, 2014, Energy Solutions repaid the remaining $8,500 of our subordinated secured debt to us. In addition to the repayment of principal, we received $4,812 of make-whole fees for early repayment of the outstanding loan receivables, which was recorded as additional interest income during the year ended June 30, 2014.
On November 25, 2013, we provided $13,000 in senior secured debt financing for the recapitalization of our investment in Freedom Marine Services Holdings, LLC (“Freedom Marine”), a subsidiary of Energy Solutions. The subordinated secured loan to Jettco Marine Services, LLC (“Jettco”), a subsidiary of Freedom Marine, was replaced with a senior secured note to Vessel Holdings II, LLC (“Vessel II”), a new subsidiary of Freedom Marine. On December 3, 2013, we made a $16,000 senior secured investment in Vessel Holdings III, LLC, another new subsidiary of Freedom Marine. Overall the restructuring of our investment in Freedom Marine provided approximately $16,000 net senior secured debt financing to support the acquisition of two new vessels. We received $2,480 of structuring fees from Energy Solutions related to the Freedom Marine restructuring which was recognized as other income during the year ended June 30, 2014.
During the three months ended December 31, 2012, we determined that the impairment of Integrated Contract Solutions, Inc. (“ICS”) was other-than-temporary and recorded a realized loss of $12,198 for the amount that the amortized cost exceeded the fair market value. Our remaining investment in The Healing Staff, Inc. ("THS"), an affiliate of ICS, was valued at zero as of June 30, 2014 and continues to provide staffing solutions for health care facilities and security staffing.
On November 30, 2012, we made a secured second lien investment of $9,500 to support the recapitalization of R-V (as defined in Note 14). As part of the recapitalization, we received a dividend of $11,073 for our investment in R-V’s common stock.
On March 28, 2013, we sold our investment in New Meatco Provisions, LLC for net proceeds of approximately $1,965 and realized a loss of $10,814 on the sale.
On April 30, 2013, we sold our investment in Fischbein, LLC for net proceeds of $3,168, recognizing a realized gain of $2,293 on the sale. In addition, there is $155 being held in escrow which will be recognized as additional gain if and when received.
On April 15, 2013, assets previously held by H&M Oil & Gas, LLC ("H&M") were assigned to Wolf Energy, LLC ("Wolf Energy") in exchange for a $66,000 term loan secured by the assets. The cost basis in this loan of $44,632 was determined in accordance with ASC 310-40, Troubled Debt Restructurings by Creditors, and was equal to the fair value of assets at the time of transfer resulting in a capital loss of $19,647 in connection with the foreclosure on the assets. On May 17, 2013, Wolf Energy sold the assets located in Martin County, which were previously held by H&M, for $66,000. Proceeds from the sale were primarily used to repay the loan and net profits interest receivable due to us resulting in a realized capital gain of $11,826. We received $3,960 of structuring and advisory fees from Wolf Energy during the year ended June 30, 2013 related to the sale and $991 under the net profits interest agreement which was recognized as other income during the fiscal year ended June 30, 2013.
In June 2013, we determined that the impairment of Manx Energy, Inc. ("Manx") was other-than-temporary and recorded a realized loss of $9,397 for the amount that the amortized cost exceeded the fair market value
On August 6, 2013, we received a distribution of $3,252 related to our investment in NRG Manufacturing, Inc. for which we realized a gain of the same amount. This was a partial release of the amount held in escrow.
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
During the year ended June 30, 2014, we recognized $400 of interest income due to purchase discount accretion from the assets acquired from Patriot. No accelerated accretion was recorded during the year ended June 30, 2014. As of June 30, 2014, there is no more purchase discount from the assets acquired from Patriot that remains to be accreted.
As of June 30, 2014, $4,499,955 of our loans, at fair value, bear interest at floating rates and $4,466,756 of those loans have Libor floors ranging from 1.25% to 6.00%.
At June 30, 2014, nine loan investments were on non-accrual status: BXC Company, Inc., STI Holding, Inc., THS, Manx, NCT, Stryker, Wind River, Wolf Energy and Yatesville. At June 30, 2013, eight loan investments were on non-accrual status: Borga, Inc., Jettco, THS, Manx, Stryker, Wind River, Wolf Energy and Yatesville. Principal balances of these loans amounted to $163,533 and $106,395 as of June 30, 2014 and June 30, 2013, respectively. The fair value of these loans amounted to $6,150 and $13,810 as of June 30, 2014 and June 30, 2013, respectively. The fair values of these investments represent approximately 0.1% and 0.3% of our total assets as of June 30, 2014 and June 30, 2013, respectively. For the years ended June 30, 2014, 2013 and 2012, the income foregone as a result of not accruing interest on non-accrual debt investments amounted to $24,040, $25,965 and $25,460, respectively.
Undrawn committed revolvers to our portfolio companies incur commitment fees ranging from 0.00% to 2.00%. As of June 30, 2014 and June 30, 2013, we have $143,597 and $202,518 of undrawn revolver commitments to our portfolio companies, respectively.
Unconsolidated Significant Subsidiaries (Unaudited)
Our investments are generally in small and mid-sized companies in a variety of industries. In accordance with SEC Regulation S-X Rules 3-09 and 4-08(g), we must determine which of our unconsolidated majority-owned portfolio companies, if any, are considered "significant subsidiaries." In evaluating these investments, there are three tests utilized to determine if any of our investments are considered “significant subsidiaries”:  the investment test, the asset test and the income test. SEC Regulation S-X 3-09, as interpreted by the SEC, requires separate audited financial statements of an unconsolidated majority-owned subsidiary if any of the three tests exceed 20% and SEC Regulation S-X 4-08(g) requires summarized financial information if any of the three tests exceed 10%.
At June 30, 2014 and June 30, 2013, we had no single investment that represented greater than 10% of our total investment portfolio at fair value. At June 30, 2014 and June 30, 2013, we had no single investment whose assets represented greater than 10% of our total assets. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment or the marking to fair value of an investment in any given year can be highly concentrated among several investments. After performing the analysis, we determined that First Tower Holdings of Delaware LLC and Subsidiaries generated more than 10% of our income, but less than 20% of our income, primarily due to the unrealized gain that was recognized on the investment for the year ended June 30, 2014. As such, we provide summarized financial information as follows:

	June 30, 2014	June 30, 2013
Balance Sheet Data
Cash and short-term investments	$60,368	$56,682
Finance receivables, net	385,875	378,327
Intangibles, including goodwill	137,696	161,008
Other assets	14,066	14,303
Total liabilities	611,237	545,778
Member's equity/(deficit)	(13,233)	64,542

	Twelve Months Ended June 30,		Period June 15, 2012 to
	2014	2013	June 30, 2012
Summary of Operations
Total revenue	$201,725	$188,672	$6,947
Total expenses	237,884	211,573	11,674
Net loss	$(36,159)	$(22,901)	$(4,727)
Note 4. Revolving Credit Facility
On March 27, 2012, we closed on an expanded five-year $650,000 revolving credit facility with a syndicate of lenders through PCF (the “2012 Facility”). The lenders have extended commitments of $857,500 under the 2012 Facility as of June 30, 2014, which was increased to $877,500 in July 2014 (see Note 18). The 2012 Facility includes an accordion feature which allows commitments to be increased up to $1,000,000 in the aggregate. The revolving period of the 2012 Facility extends through March 2015, with an additional two year amortization period (with distributions allowed) after the completion of the revolving period. During such two year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the two year amortization period, the remaining balance will become due, if required by the lenders.
The 2012 Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The 2012 Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the 2012 Facility. The 2012 Facility also requires the maintenance of a minimum liquidity requirement. As of June 30, 2014, we were in compliance with the applicable covenants.
Interest on borrowings under the 2012 Facility is one-month Libor plus 275 basis points with no minimum Libor floor. Additionally, the lenders charge a fee on the unused portion of the 2012 Facility equal to either 50 basis points, if at least half of the credit facility is drawn, or 100 basis points otherwise. The 2012 Facility requires us to pledge assets as collateral in order to borrow under the credit facility. As of June 30, 2014 and 2013, we had $780,620 and $473,508, respectively, available to us for borrowing under the 2012 Facility, of which the amount outstanding was $92,000 and $124,000, respectively. As additional eligible investments are transferred to PCF and pledged under the 2012 Facility, PCF will generate additional availability up to the current commitment amount of $877,500. As of June 30, 2014, the investments used as collateral for the 2012 Facility had an aggregate fair value of $1,535,476, which represents 24.1% of our total investments and money market funds. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and as such, these investments are not available to our general creditors. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the 2012 Facility, we incurred $14,154 of fees, including $1,319 of fees carried over from the previous facility, which are being amortized over the term of the facility in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $4,883 remains to be amortized and is included within deferred financing costs on the Consolidated Statements of Assets and Liabilities as of June 30, 2014.
During the years ended June 30, 2014, 2013 and 2012, we recorded $12,216, $9,082 and $14,883, respectively, of interest costs, unused fees and amortization of financing costs on the 2012 Facility as interest expense.
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
Certain key terms related to the convertible features for the 2015 Notes, the 2016 Notes, the 2017 Notes, the 2018 Notes, the 2019 Notes and the 2020 Notes (collectively, the “Senior Convertible Notes”) are listed below.

	2015 Notes	2016 Notes	2017 Notes	2018 Notes	2019 Notes	2020 Notes
Initial conversion rate(1)	88.0902	78.3699	85.8442	82.3451	79.7766	80.6647
Initial conversion price	$11.35	$12.76	$11.65	$12.14	$12.54	$12.40
Conversion rate at June 30, 2014(1)(2)	89.0157	79.3176	86.9426	82.8631	79.7865	80.6647
Conversion price at June 30, 2014(2)(3)	$11.23	$12.61	$11.50	$12.07	$12.53	$12.40
Last conversion price calculation date	12/21/2013	2/18/2014	4/16/2014	8/14/2013	12/21/2013	4/11/2014
Dividend threshold amount (per share)(4)	$0.101125	$0.101150	$0.101500	$0.101600	$0.110025	$0.110525

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Senior Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at June 30, 2014 was calculated on the last anniversary of the issuance and will be adjusted again on the next anniversary, unless the exercise price shall have changed by more than 1% before the anniversary.

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
In connection with the issuance of the Senior Convertible Notes, we incurred $39,558 of fees which are being amortized over the terms of the notes, of which $27,824 remains to be amortized and is included within deferred financing costs on the Consolidated Statements of Assets and Liabilities as of June 30, 2014.
During the years ended June 30, 2014, 2013 and 2012, we recorded $58,042, $45,880 and $22,197, respectively, of interest costs and amortization of financing costs on the Senior Convertible Notes as interest expense.
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
On April 7, 2014, we issued $300,000 aggregate principal amount of senior unsecured notes that mature on July 15, 2019 (the “5.00% 2019 Notes”). Included in the issuance is $45,000 of Prospect Capital InterNotes® that were exchanged for the 5.00% 2019 Notes. The 5.00% 2019 Notes bear interest at a rate of 5.00% per year, payable semi-annually on January 15 and July 15 of each year, beginning July 15, 2014. Total proceeds from the issuance of the 5.00% 2019 Notes, net of underwriting discounts and offering costs, were $250,775.

The 2022 Notes, the 2023 Notes and the 5.00% 2019 Notes (collectively, the “Senior Unsecured Notes”) are direct unsecured obligations and rank equally with all of our unsecured senior indebtedness from time to time outstanding.
In connection with the issuance of the Senior Unsecured Notes, we incurred $11,358 of fees which are being amortized over the term of the notes, of which $10,297 remains to be amortized and is included within deferred financing costs on the Consolidated Statements of Assets and Liabilities as of June 30, 2014.
During the years ended June 30, 2014, 2013 and 2012, we recorded $25,988, $11,672 and $1,178, respectively, of interest costs and amortization of financing costs on the Senior Unsecured Notes as interest expense.
Note 7. Prospect Capital InterNotes®
On February 16, 2012, we entered into a Selling Agent Agreement (the “Selling Agent Agreement”) with Incapital LLC, as purchasing agent for our issuance and sale from time to time of up to $500,000 of Prospect Capital InterNotes® (the “InterNotes® Offering”), which was increased to $1,500,000 in May 2014. Additional agents may be appointed by us from time to time in connection with the InterNotes® Offering and become parties to the Selling Agent Agreement.
These notes are direct unsecured senior obligations and rank equally with all of our unsecured senior indebtedness outstanding. Each series of notes will be issued by a separate trust. These notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.
During the year ended June 30, 2014, we issued $473,762 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $465,314. These notes were issued with stated interest rates ranging from 3.75% to 6.75% with a weighted average interest rate of 5.12%. These notes mature between October 15, 2016 and October 15, 2043. Below is a summary of the Prospect Capital InterNotes® issued during the year ended June 30, 2014:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$5,710	4.00%	4.00%	October 15, 2016
3.5	3,149	4.00%	4.00%	April 15, 2017
4	45,751	3.75%–4.00%	3.92%	November 15, 2017 – May 15, 2018
5	217,915	4.25%–5.00%	4.91%	July 15, 2018 – August 15, 2019
5.5	43,820	4.75%–5.00%	4.77%	February 15, 2019 – August 15, 2019
6.5	1,800	5.50%	5.50%	February 15, 2020
7	62,409	5.25%–5.75%	5.44%	July 15, 2020 – May 15, 2021
7.5	1,996	5.75%	5.75%	February 15, 2021
10	23,850	5.75%–6.50%	5.91%	January 15, 2024 – May 15, 2024
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	2,495	6.00%	6.00%	August 15, 2028 – November 15, 2028
18	4,062	6.00%–6.25%	6.21%	July 15, 2031 – August 15, 2031
20	2,791	6.00%	6.00%	September 15, 2033 – October 15, 2033
25	34,886	6.25%–6.50%	6.39%	August 15, 2038 – May 15, 2039
30	20,150	6.50%–6.75%	6.60%	July 15, 2043 – October 15, 2043
	$473,762
During the year ended June 30, 2013, we issued $343,139 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $334,244. These notes were issued with stated interest rates ranging from 3.28% to 6.625% with a weighted average interest rate of 5.59%. These notes mature between July 15, 2019 and June 15, 2043. Below is a summary of the Prospect Capital InterNotes® issued during the year ended June 30, 2013:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
7	$190,937	4.00%–6.45%	5.35%	July 15, 2019 – June 15, 2020
10	1,489	3.28%–3.78%	3.37%	March 15, 2023 – April 15, 2023
15	15,000	5.00%	5.00%	May 15, 2028 – June 15, 2028
18	22,157	4.125%–6.00%	5.34%	December 15, 2030 – June 15, 2031
20	3,106	5.625%–5.75%	5.70%	November 15, 2032 – December 15, 2032
30	110,450	5.50%–6.625%	6.15%	November 15, 2042 – June 15, 2043
	$343,139

In connection with the issuance of the 5.00% 2019 Notes, $45,000 of previously-issued Prospect Capital InterNotes® were exchanged for the 5.00% 2019 Notes. During the year ended June 30, 2014, we repaid $6,869 aggregate principal amount of our Prospect Capital InterNotes® in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. Below are the Prospect Capital InterNotes® outstanding as of June 30, 2014:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$5,710	4.00%	4.00%	October 15, 2016
3.5	3,149	4.00%	4.00%	April 15, 2017
4	45,751	3.75%–4.00%	3.92%	November 15, 2017 – May 15, 2018
5	212,915	4.25%–5.00%	4.92%	July 15, 2018 – August 15, 2019
5.5	3,820	5.00%	5.00%	February 15, 2019
6.5	1,800	5.50%	5.50%	February 15, 2020
7	256,903	4.00%–6.55%	5.39%	June 15, 2019 – May 15, 2021
7.5	1,996	5.75%	5.75%	February 15, 2021
10	41,952	3.23%–7.00%	6.18%	March 15, 2022 – May 15, 2024
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	17,465	5.00%–6.00%	5.14%	May 15, 2028 – November 15, 2028
18	25,435	4.125%–6.25%	5.49%	December 15, 2030 – August 15, 2031
20	5,847	5.625%–6.00%	5.85%	November 15, 2032 – October 15, 2033
25	34,886	6.25%–6.50%	6.39%	August 15, 2038 – May 15, 2039
30	125,063	5.50%–6.75%	6.22%	November 15, 2042 – October 15, 2043
	$785,670
Below are the Prospect Capital InterNotes® outstanding as of June 30, 2013:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
7	$194,937	4.00%–6.55%	5.37%	June 15, 2019 – June 15, 2020
10	18,127	3.28%–7.00%	6.56%	March 15, 2022 – April 15, 2023
15	15,000	5.00%	5.00%	May 15, 2028 – June 15, 2028
18	22,157	4.125%–6.00%	5.34%	December 15, 2030 – June 15, 2031
20	3,106	5.625%–5.75%	5.70%	November 15, 2032 – December 15, 2032
30	110,450	5.50%–6.625%	6.15%	November 15, 2042 – June 15, 2043
	$363,777
In connection with the issuance of the Prospect Capital InterNotes®, we incurred $20,235 of fees which are being amortized over the term of the notes, of which $18,889 remains to be amortized and is included within deferred financing costs on the Consolidated Statements of Assets and Liabilities as of June 30, 2014.
During the years ended June 30, 2014, 2013 and 2012, we recorded $33,857, $9,707 and $276, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.

Note 8. Fair Value and Maturity of Debt Outstanding
The following table shows the Revolving Credit Facility, Senior Convertible Notes, Senior Unsecured Notes and Prospect Capital InterNotes® maximum draw amounts and outstanding borrowings as of June 30, 2014 and June 30, 2013:

	June 30, 2014		June 30, 2013
	Maximum Draw Amount	Amount Outstanding	Maximum Draw Amount	Amount Outstanding
Revolving Credit Facility	$857,500	$92,000	$552,500	$124,000
Senior Convertible Notes	1,247,500	1,247,500	847,500	847,500
Senior Unsecured Notes	647,881	647,881	347,725	347,725
Prospect Capital InterNotes®	785,670	785,670	363,777	363,777
Total	$3,538,551	$2,773,051	$2,111,502	$1,683,002
The following table shows the contractual maturities of our Revolving Credit Facility, Senior Convertible Notes, Senior Unsecured Notes and Prospect Capital InterNotes® as of June 30, 2014:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$92,000	$—	$92,000	$—	$—
Senior Convertible Notes	1,247,500	—	317,500	530,000	400,000
Senior Unsecured Notes	647,881	—	—	—	647,881
Prospect Capital InterNotes®	785,670	—	8,859	261,456	515,355
Total Contractual Obligations	$2,773,051	$—	$418,359	$791,456	$1,563,236
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
The fair values of our financial liabilities disclosed, but not carried, at fair value as of June 30, 2014 disaggregated into the three levels of the ASC 820 valuation hierarchy are as follows:

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Revolving Credit Facility(1)	$—	$92,000	$—	$92,000
Senior Convertible Notes(2)	—	1,293,495	—	1,293,495
Senior Unsecured Notes(2)	—	679,816	—	679,816
Prospect Capital InterNotes®(3)	—	766,660	—	766,660
Total	$—	$2,831,971	$—	$2,831,971

(1)	The carrying value of our Revolving Credit Facility approximates the fair value.

(2)	We use available market quotes to estimate the fair value of the Senior Convertible Notes and Senior Unsecured Notes.

(3)	The fair value of our Prospect Capital InterNotes® is estimated by discounting remaining payments using current Treasury rates.

The fair values of our financial liabilities disclosed, but not carried, at fair value as of June 30, 2013 disaggregated into the three levels of the ASC 820 valuation hierarchy are as follows:

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Revolving Credit Facility(1)	$—	$124,000	$—	$124,000
Senior Convertible Notes(2)	—	886,210	—	886,210
Senior Unsecured Notes(2)	—	343,813	—	343,813
Prospect Capital InterNotes®(3)	—	336,055	—	336,055
Total	$—	$1,690,078	$—	$1,690,078

(1)	The carrying value of our Revolving Credit Facility approximates the fair value.

(2)	We use available market quotes to estimate the fair value of the Senior Convertible Notes and Senior Unsecured Notes.

(3)	The fair value of our Prospect Capital InterNotes® is estimated by discounting remaining payments using current Treasury rates.
Note 9. Equity Offerings, Offering Expenses, and Distributions
Excluding dividend reinvestments, we issued 93,381,602 and 106,752,517 shares of our common stock during the years ended June 30, 2014 and 2013, respectively. The proceeds raised, the related underwriting fees, the offering expenses and the prices at which these shares were issued are as follows:

Issuances of Common Stock	Number of Shares Issued	Gross Proceeds	Underwriting Fees	Offering Expenses	Average Offering Price
During the year ended June 30, 2014:
July 5, 2013 – August 21, 2013(1)	9,818,907	$107,725	$902	$169	$10.97
August 2, 2013(2)	1,918,342	21,006	—	—	$10.95
August 29, 2013 – November 4, 2013(1)	24,127,242	272,114	2,703	414	$11.28
November 12, 2013 – February 5, 2014(1)	27,301,889	307,045	3,069	436	$11.25
February 10, 2014 – April 9, 2014(1)	21,592,715	239,305	2,233	168	$11.08
March 31, 2014(2)	2,306,294	24,908	—	—	$10.80
April 15, 2014 – May 2, 2014(1)	5,213,900	56,995	445	193	$10.93
May 5, 2014(2)	1,102,313	11,916	—	—	$10.81
During the year ended June 30, 2013:
July 2, 2012 – July 12, 2012(1)	2,247,275	26,040	260	—	$11.59
July 16, 2012	21,000,000	234,150	2,100	62	$11.15
July 27, 2012	3,150,000	35,123	315	—	$11.15
September 13, 2012 – October 9, 2012(1)	8,010,357	94,610	946	638	$11.81
November 7, 2012	35,000,000	388,500	4,550	814	$11.10
December 13, 2012(2)	467,928	5,021	—	—	$10.73
December 28, 2012(2)	897,906	9,581	—	—	$10.67
December 31, 2012(2)	4,141,547	44,649	—	—	$10.78
January 7, 2013 – February 5, 2013(1)	10,248,051	115,315	1,153	—	$11.25
February 14, 2013 – May 3, 2013(1)	17,230,253	191,893	1,788	56	$11.14
May 14, 2013 – May 31, 2013(1)	4,359,200	47,528	399	245	$10.90

(1)	Shares were issued in connection with our at-the-market offering program which we enter into from time to time with various counterparties.

(2)
On December 13, 2012, December 28, 2012, December 31, 2012, August 2, 2013, March 31, 2014 and May 5, 2014, we issued 467,928, 897,906, 4,141,547, 1,918,342, 2,306,294 and 1,102,313 shares of our common stock, respectively, in conjunction with investments in CCPI, Credit Central, Valley Electric, CP Holdings, Harbortouch and Arctic Energy, which are controlled portfolio companies.

Our shareholders’ equity accounts as of June 30, 2014 and 2013 reflect cumulative shares issued as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters and our dividend reinvestment plan. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
On August 24, 2011, our Board of Directors approved a share repurchase plan under which we may repurchase up to $100,000 of our common stock at prices below our net asset value. We have not made any purchases of our common stock during the period from August 24, 2011 to June 30, 2014 pursuant to this plan. Prior to any repurchase, we are required to notify shareholders of our intention to purchase our common stock. This notice lasts for six months after notice is given. Our last notice was delivered with our annual proxy mailing on September 10, 2013.
Our Board of Directors, pursuant to the Maryland General Corporation Law, executed Articles of Amendment to increase the number of shares authorized for issuance from 500,000,000 to 1,000,000,000 in the aggregate. The amendment became effective May 6, 2014.
On October 15, 2013, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $3,691,792 of additional debt and equity securities in the public market as of June 30, 2014.
During the years ended June 30, 2014 and 2013, we distributed approximately $403,188 and $271,507, respectively, to our stockholders. The following table summarizes our distributions declared and payable for 2013 and 2014:

Declaration Date	Record Date	Payment Date	Amount Per Share	Amount Distributed (in thousands)
5/7/2012	7/31/2012	8/24/2012	$0.101575	$16,886
5/7/2012	8/31/2012	9/21/2012	0.101600	16,897
8/21/2012	9/28/2012	10/24/2012	0.101625	17,597
8/21/2012	10/31/2012	11/22/2012	0.101650	17,736
11/7/2012	11/30/2012	12/20/2012	0.101675	21,308
12/7/2012	12/31/2012	1/23/2013	0.110000	23,669
12/7/2012	1/31/2013	2/20/2013	0.110025	24,641
2/7/2013	2/28/2013	3/21/2013	0.110050	25,307
2/7/2013	3/29/2013	4/18/2013	0.110075	26,267
2/7/2013	4/30/2013	5/23/2013	0.110100	26,620
5/6/2013	5/31/2013	6/20/2013	0.110125	27,280
5/6/2013	6/28/2013	7/18/2013	0.110150	27,299
Total declared and payable for 2013				$271,507

5/6/2013	7/31/2013	8/22/2013	$0.110175	$28,001
5/6/2013	8/30/2013	9/19/2013	0.110200	28,759
6/17/2013	9/30/2013	10/24/2013	0.110225	29,915
6/17/2013	10/31/2013	11/21/2013	0.110250	31,224
6/17/2013	11/29/2013	12/19/2013	0.110275	32,189
6/17/2013	12/31/2013	1/23/2014	0.110300	33,229
8/21/2013	1/31/2014	2/20/2014	0.110325	34,239
8/21/2013	2/28/2014	3/20/2014	0.110350	35,508
8/21/2013	3/31/2014	4/17/2014	0.110375	36,810
11/4/2013	4/30/2014	5/22/2014	0.110400	37,649
11/4/2013	5/30/2014	6/19/2014	0.110425	37,822
11/4/2013	6/30/2014	7/24/2014	0.110450	37,843
Total declared and payable for 2014				$403,188
Dividends and distributions to common stockholders are recorded on the ex-dividend date. As such, the table above includes distributions with record dates during the years ended June 30, 2014 and 2013. It does not include distributions previously declared to stockholders of record on any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be payable subsequent to June 30, 2014:

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
During the years ended June 30, 2014 and 2013, we issued 1,408,070 and 1,450,578 shares of our common stock, respectively, in connection with the dividend reinvestment plan.
As of June 30, 2014, we have reserved 103,055,710 shares of our common stock for issuance upon conversion of the Senior Convertible Notes (see Note 5).
Note 10. Other Income
Other income consists of structuring fees, overriding royalty interests, revenue receipts related to net profit interests/net revenue interests, deal deposits, administrative agent fees, and other miscellaneous and sundry cash receipts. Income from such sources for the years ended June 30, 2014, 2013 and 2012 were as follows:

	Year Ended June 30,
Income Source	2014	2013	2012
Structuring, advisory and amendment fees (refer to Note 3)	$59,527	$53,708	$35,976
Recovery of legal costs from prior periods from legal settlement	5,825	—	—
Royalty interests	5,893	4,122	224
Administrative agent fees	468	346	293
Total Other Income	$71,713	$58,176	$36,493
Note 11. Net Increase in Net Assets per Share
The following information sets forth the computation of net increase in net assets resulting from operations per share for the years ended June 30, 2014, 2013 and 2012.

	Year Ended June 30,
	2014	2013	2012
Net increase in net assets resulting from operations	$319,020	$220,856	$190,904
Weighted average common shares outstanding	300,283,941	207,069,971	114,394,554
Net increase in net assets resulting from operations per share	$1.06	$1.07	$1.67

Note 12. Income Taxes
While our fiscal year end for financial reporting purposes is June 30 of each year, our tax year end is August 31 of each year. The information presented in this footnote is based on our tax year end for each period presented, unless otherwise specified.
For income tax purposes, dividends paid and distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of dividends paid to shareholders during the tax years ended August 31, 2013, 2012 and 2011 were as follows:

	Tax Year Ended August 31,
	2013	2012	2011
Ordinary income	$282,621	$147,204	$76,680
Capital gain	—	—	—
Return of capital	—	—	33,218
Total dividends paid to shareholders	$282,621	$147,204	$109,898
For the tax year ending August 31, 2014, the tax character of dividends paid to shareholders through June 30, 2014 is expected to be ordinary income. Because of the difference between our fiscal and tax year ends, the final determination of the tax character of dividends will not be made until we file our tax return for the tax year ending August 31, 2014.
Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized. The following reconciles the net increase in net assets resulting from operations to taxable income for the tax years ended August 31, 2013, 2012 and 2011:

	Tax Year Ended August 31,
	2013	2012	2011
Net increase in net assets resulting from operations	$238,721	$208,331	$119,281
Net realized loss (gain) on investments	24,632	(38,363)	(16,465)
Net unrealized depreciation (appreciation) on investments	77,835	32,367	(7,552)
Other temporary book-to-tax differences	(4,357)	(1,078)	1,417
Permanent differences	5,939	(6,103)	(20,000)
Taxable income before deductions for distributions	$342,770	$195,154	$76,681
Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. The Regulated Investment Company Modernization Act (the “RIC Modernization Act”) was enacted on December 22, 2010. Under the RIC Modernization Act, capital losses incurred by taxpayers in taxable years beginning after the date of enactment will be allowed to be carried forward indefinitely and are allowed to retain their character as either short-term or long-term losses. As such, the capital loss carryforwards generated by us after the August 31, 2011 tax year will not be subject to expiration. Any losses incurred in post-enactment tax years will be required to be utilized prior to the losses incurred in pre-enactment tax years. As of August 31, 2013, we had capital loss carryforwards of approximately $84,470 available for use in later tax years. Of the amount available as of August 31, 2013, $582, $33,096 and $34,471 will expire on August 31, 2016, 2017 and 2018, respectively, and $16,321 is not subject to expiration. The unused balance each year will be carried forward and utilized as gains are realized, subject to limitations. While our ability to utilize losses in the future depends upon a variety of factors that cannot be known in advance, substantially all of the Company's capital loss carryforwards may become permanently unavailable due to limitations by the Code.
Under current tax law, capital losses and specific ordinary losses realized after October 31st and December 31st, respectively, may be deferred and treated as occurring on the first business day of the following tax year. As of August 31, 2013, we had deferred $10,793 long-term capital losses, which will be treated as arising on the first day of the tax year ending August 31, 2014.
For the tax year ended August 31, 2013, we had taxable income in excess of the distributions made from such taxable income during the year, and therefore, we elected to carry forward the excess for distribution to shareholders in the tax year ending August 31, 2014. The amount carried forward to 2014 was approximately $108,099. For the tax year ended August 31, 2012, we had taxable income in excess of the distributions made from such taxable income during the year, and therefore, we elected to carry forward the excess for distribution to shareholders in the tax year ended August 31, 2013. The amount carried forward to 2013 was approximately $47,950. For the tax year ended August 31, 2011, we did not have taxable income in excess of distributions made from such taxable income during the year, and therefore, there was no excess available for us to carry forward for distribution to shareholders in the tax year ended August 31, 2012.
As of June 30, 2014, the cost basis of investments for tax purposes was $6,354,811 resulting in estimated gross unrealized appreciation and depreciation of $146,820 and $247,891, respectively. As of June 30, 2013, the cost basis of investments for tax purposes was $4,247,038 resulting in estimated gross unrealized appreciation and depreciation of $76,112 and $150,298, respectively. Due to the difference between our fiscal year end and tax year end, the cost basis of our investments for tax purposes as of June 30, 2014 and 2013 was calculated based on the book cost of investments as of June 30, 2014 and 2013, respectively, with cumulative book-to-tax adjustments for investments through August 31, 2013 and 2012, respectively.
In general, we may make certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes, among other items. During the tax year ended August 31, 2013, we increased accumulated undistributed net investment income by $5,939, increased accumulated net realized loss on investments by $2,621 and decreased capital in excess of par value by $3,318. During the tax year ended August 31, 2012, we increased accumulated undistributed net investment income by $5,028, increased accumulated net realized loss on investments by $37,355 and increased capital in excess of par value by $32,327. Due to the difference between our fiscal and tax year end, the reclassifications for the taxable years ended August 31, 2013 and 2012 were recorded in the fiscal years ended June 30, 2014 and 2013, respectively.
Note 13. Related Party Agreements and Transactions
Investment Advisory Agreement
We have entered into an investment advisory and management agreement with the Investment Adviser (the “Investment Advisory Agreement”) under which the Investment Adviser, subject to the overall supervision of our Board of Directors, manages the day-to-day operations of, and provides investment advisory services to, us. Under the terms of the Investment Advisory Agreement, the Investment Adviser: (i) determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes, (ii) identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); and (iii) closes and monitors investments we make.
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
The total base management fee incurred to the favor of the Investment Adviser was $108,990, $69,800 and $35,836 for the years ended June 30, 2014, 2013 and 2012, respectively.
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
The total income incentive fee incurred was $89,306, $81,231 and $46,671 for the years ended June 30, 2014, 2013 and 2012, respectively. No capital gains incentive fee was incurred for the years ended June 30, 2014, 2013 and 2012.
Administration Agreement
We have also entered into an Administration Agreement with Prospect Administration LLC (“Prospect Administration”) under which Prospect Administration, among other things, provides (or arranges for the provision of) administrative services and facilities for us. For providing these services, we reimburse Prospect Administration for our allocable portion of overhead incurred by Prospect Administration in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of our Chief Financial Officer and Chief Compliance Officer and his staff. For the years ended June 30, 2014, 2013 and 2012, the reimbursement was approximately $14,373, $8,737 and $6,848, respectively. Under this agreement, Prospect Administration furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Prospect Administration also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Prospect Administration assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, Prospect Administration also provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance (see "Managerial Assistance" below). The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Prospect Administration is a subsidiary of the Investment Adviser.
During the years ended June 30, 2014, 2013 and 2012, Prospect Administration received payments of $7,582, $1,394 and $1,092 directly from our controlled portfolio companies for legal, tax and portfolio level accounting services. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration's charges for its administrative services would have increased by these amounts.
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
Managerial Assistance
As a BDC, we are obligated under the 1940 Act to make available to certain of our portfolio companies significant managerial assistance. "Making available significant managerial assistance" refers to any arrangement whereby we provide significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company. We are also deemed to be providing managerial assistance to all portfolio companies that we control, either by ourselves or in conjunction with others. The nature and extent of significant managerial assistance provided by us will vary according to the particular needs of each portfolio company. Examples of such activities include advice on marketing, operations, fulfillment and overall strategy, capital budgeting, managing relationships with financing sources, recruiting management personnel, evaluating acquisition and divestiture opportunities, participating in board and management meetings, consulting with and advising officers of portfolio companies, and providing other organizational and financial guidance.
Prospect Administration, through a managerial assistance agreement executed with each portfolio company to which we provide managerial assistance, provides such managerial assistance on our behalf. In doing so, Prospect Administration utilizes personnel of our Investment Adviser, Prospect Capital Management. We, on behalf of Prospect Administration, invoice portfolio companies receiving and paying for managerial assistance, and we remit to Prospect Administration its allocated cost of providing such services, including the allocated cost of Prospect Capital Management personnel it utilizes for that purpose. Our payments to Prospect Administration are periodically reviewed by our Board of Directors.
During the years ended June 30, 2014, 2013 and 2012, we received payments of $7,472, $5,414 and $1,849, respectively, from our portfolio companies for managerial assistance and subsequently remitted these amounts to Prospect Administration.
Co-Investments
On February 10, 2014, we received an exemptive order from the SEC (the "Order") that gave us the ability to negotiate terms other than price and quantity of co-investment transactions with other funds managed by the Investment Adviser or certain affiliates, including Priority Senior Secured Income Fund, Inc. and Pathway Energy Infrastructure Fund, Inc., subject to the conditions included therein. In certain situations where co-investment with one or more funds managed by the Investment Adviser or its affiliates is not covered by the Order, such as when there is an opportunity to invest in different securities of the same issuer, the personnel of the Investment Adviser or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. Moreover, except in certain circumstances, when relying on the Order, we will be unable to invest in any issuer in which one or more funds managed by the Investment Adviser or its affiliates has previously invested.
As of June 30, 2014, we had co-investments in the following: Cent CLO 21 Limited, Galaxy XVII CLO, Ltd., Halcyon Loan Advisors Funding 2014-2 Ltd., Symphony CLO XIV Ltd., Voya CLO 2014-1, Ltd. (f/k/a ING IM CLO 2014-1, Ltd.), and Washington Mill CLO Ltd.
Note 14. Transactions with Controlled Companies
The descriptions below detail the transactions which Prospect Capital Corporation (“Prospect”) has entered into with each of our controlled companies.
AMU Holdings Inc.
Prospect owns 100% of the equity of AMU Holdings Inc. (“AMU”). AMU owns 98% of Airmall Inc. (“Airmall”). Airmall is a developer and manager of airport retail operations.
On July 30, 2010, Prospect made a $22,420 investment in AMU, of which $12,500 was a senior subordinated note and $9,920 was used to purchase 100% of the preferred and common equity of AMU. AMU used its combined debt and equity proceeds of $22,420 to purchase 100% of Airmall’s common stock for $18,000, to pay $1,573 of structuring fees from AMU to Prospect (which was recognized by Prospect as structuring fee income), $836 of third party expenses, $11 of legal services provided by attorneys at Prospect Administration, and $2,000 of withholding tax. Prospect then purchased for $30,000 two loans of Airmall payable to unrealized third parties, one for $10,000 and the other $20,000. Prospect and Airmall subsequently refinanced the two loans into a single $30,000 loan from Airmall to Prospect.

On October 1, 2013, Prospect made an additional $2,600 investment in the senior subordinated note, of which $575 was utilized by AMU to pay interest due to Prospect and $2,025 was retained by AMU for working capital. On December 4, 2013, Prospect sold 2% of the outstanding principal balance of the senior secured term loan to Airmall and 2% of the outstanding principal balance of the senior subordinated note to AMU for $972. On November 25, 2013, Prospect funded an additional $5,000 to the senior subordinated note, which was utilized by AMU to pay a $5,000 of dividend to Prospect.
On June 13, 2014, Prospect made a new $19,993 investment as a senior secured loan to Airmall. Airmall then distributed this amount to AMU as a return of capital, which AMU used to pay down the senior subordinated loan in the same amount. The minority interest held by a third party in AMU was exchanged for common stock of Airmall.
The following dividends were declared and paid from Airmall to AMU and recorded as dividend income by AMU:

July 1, 2011 to June 30, 2012	$—
July 1, 2012 to June 30, 2013	—
July 1, 2013 to June 30, 2014	7,000
The following dividends were declared and paid from AMU to Prospect and recorded as dividend income by Prospect:

July 1, 2011 to June 30, 2012	$—
July 1, 2012 to June 30, 2013	—
July 1, 2013 to June 30, 2014	12,000
All dividends were paid from earnings and profits of Airmall and AMU.
The following cash payments from Airmall to Prospect were recorded as a repayment of loan receivable from Airmall:

July 1, 2011 to June 30, 2012	$650
July 1, 2012 to June 30, 2013	550
July 1, 2013 to June 30, 2014	644
The following interest payments were accrued and subsequently paid to Prospect from Airmall for interest due and recognized by Prospect as interest income:

July 1, 2011 to June 30, 2012	$3,617
July 1, 2012 to June 30, 2013	3,536
July 1, 2013 to June 30, 2014	3,420
At June 30, 2013, $2 of interest recognized above had not yet been paid by Airmall to Prospect and was included by Prospect within interest receivable.
The following interest payments were paid from AMU to Prospect and recognized by Prospect as interest income:

July 1, 2011 to June 30, 2012	$2,282
July 1, 2012 to June 30, 2013	2,286
July 1, 2013 to June 30, 2014	3,159
The following payment-in-kind interest was capitalized in the senior secured note to AMU and recognized as interest income by Prospect:

July 1, 2011 to June 30, 2012	$—
July 1, 2012 to June 30, 2013	—
July 1, 2013 to June 30, 2014	295

The following managerial assistance payments were paid from AMU to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

July 1, 2011 to June 30, 2012	$375
July 1, 2012 to June 30, 2013	225
July 1, 2013 to June 30, 2014	300
At June 30, 2013 and 2014, $45 and $45 of managerial assistance recognized above had not yet been paid by Airmall to Prospect and was included by Prospect within other receivables due from Airmall and other liabilities due to Prospect Administration, respectively.
The following payments were paid from AMU to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to AMU (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

July 1, 2011 to June 30, 2012	$—
July 1, 2011 to June 30, 2012	8
July 1, 2013 to June 30, 2014	—
At June 30, 2013 and 2014, Prospect had a $5 and $11 payable to AMU for reimbursement in excess of expenses which was subsequently utilized to pay other expenses by Prospect on behalf of AMU, respectively.
APH Property Holdings, LLC
Prospect owns 100% of the equity of APH Property Holdings, LLC (“APH”). APH owns 100% of the common equity of American Property Holdings Corp. (“APRC”). APRC is a Maryland corporation and a qualified REIT for federal income tax purposes. In order to qualify as a REIT, APRC issued 125 shares of Series A Cumulative Non-Voting Preferred Stock to 125 accredited investors. The preferred stockholders are entitled to receive cumulative dividends semi-annually at an annual rate of 12.5% and do not have the ability to participate in the management or operation of APRC.
APRC was formed to acquire, operate, finance, lease, manage, and sell a portfolio of real estate assets and engage in any and all other activities as may be necessary, incidental or convenient to carry out the foregoing. APRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties.
On October 24, 2012, Prospect initially made a $7,808 investment in APH, of which $6,000 was a Senior Term Loan and $1,808 was used to purchase the membership interests of APH. The proceeds were utilized by APH to purchase APRC common equity for $7,806, with $2 retained by APH for working capital. The proceeds were utilized by APRC to purchase a 100% ownership interest in 146 Forest Parkway, LLC for $7,326, with $480 retained by APRC for working capital. 146 Forest Parkway, LLC was purchased by APRC for $7,400. The remaining proceeds were used to pay $222 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), $178 of third party expenses and $5 of legal services provided by attorneys at Prospect Administration. The investment was subsequently contributed to NPRC.
On December 28, 2012, Prospect made a $9,593 investment in APH, of which $6,400 was a Senior Term Loan and $3,193 was used to purchase additional membership interests of APH. The proceeds were utilized by APH to purchase additional APRC common equity for $9,594, with $1 retained by APH for working capital. The proceeds were utilized by APRC to purchase a 92.7% ownership interest in 1557 Terrell Mill Road, LLC for $9,548, with $46 retained by APRC for other expenses. 1557 Terrell Mill Road, LLC was purchased by APRC for $23,500 which included debt financing and minority interest of $15,275 and $757, respectively. The remaining proceeds were used to pay $286 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income) and $1,652 of third party expenses, with $142 retained by APRC for working capital.
On January 17, 2013, Prospect made a $30,348 investment in APH, of which $27,600 was a Senior Term Loan and $2,748 was used to purchase additional membership interests of APH. The proceeds were utilized by APH to purchase additional APRC common equity for $29,348, with $1,000 retained by APH for working capital. The proceeds were utilized by APRC to purchase a 97.7% ownership interest in 5100 Live Oaks Blvd, LLC for $29,348. 5100 Live Oaks Blvd, LLC was purchased by APRC for $63,400 which included debt financing and minority interest of $39,600 and $686, respectively. The remaining proceeds were used to pay $880 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), $4,265 of third party expenses, $14 of legal services provided by attorneys at Prospect Administration, and $1,030 of pre-paid assets, with $45 retained by APRC for working capital.

On April 30, 2013, Prospect made a $10,383 investment in APH, of which $9,000 was a Senior Term Loan and $1,383 was used to purchase additional membership interests of APH. The proceeds were utilized by APH to purchase additional APRC common equity for $10,233, with $150 retained by APH for working capital. The proceeds were utilized by APRC to purchase a 93.2% ownership interest in Lofton Place, LLC for $10,233. Lofton Place, LLC was purchased by APRC for $26,000 which included debt financing and minority interest of $16,965 and $745, respectively. The remaining proceeds were used to pay $306 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), $1,223 of third party expenses, $5 of legal services provided by attorneys at Prospect Administration, and $364 of pre-paid assets, with $45 retained by APRC for working capital.
On April 30, 2013, Prospect made a $10,863 investment in APH, of which $9,000 was a Senior Term Loan and $1,863 was used to purchase additional membership interests of APH. The proceeds were utilized by APH to purchase additional APRC common equity for $10,708, with $155 retained by APH for working capital. The proceeds were utilized by APRC to purchase a 93.2% ownership interest in Vista Palma Sola, LLC for $10,708. Vista Palma Sola, LLC was purchased by APRC for $27,000 which included debt financing and minority interest of $17,550 and $785, respectively. The remaining proceeds were used to pay $321 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), $1,272 of third party expenses, $4 of legal services provided by attorneys at Prospect Administration, and $401 of pre-paid assets with $45 retained by APRC for working capital.
On May 8, 2013, Prospect made a $6,118 investment in APH, of which $4,000 was a Senior Term Loan and $2,118 was used to purchase additional membership interests of APH. The proceeds were utilized by APH to purchase additional APRC common equity for $6,028, with $90 retained by APH for working capital. The proceeds were utilized by APRC to purchase a 93.3% ownership interest in Arlington Park Marietta, LLC for $6,028. Arlington Park Marietta, LLC was purchased by APRC for $14,850 which included debt financing and minority interest of $9,650 and $437, respectively. The remaining proceeds were used to pay $181 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), $911 of third party expenses and $128 of pre-paid assets with $45 retained by APRC for working capital.
On June 24, 2013, Prospect made a $76,533 investment in APH, of which $63,000 was a Senior Term Loan and $13,533 was used to purchase additional membership interests of APH. The proceeds were utilized by APH to purchase additional APRC common equity for $75,233, with $1,300 retained by APH for working capital. The proceeds were utilized by APRC to purchase a 95.0% ownership interest in APH Carroll Resort, LLC for $74,398 and $835 was used to pay structuring fees (which was recognized by Prospect as structuring fee income). APH Carroll Resort, LLC was purchased by APRC for $225,000 which included debt financing and minority interest of $157,500 and $3,916, respectively. The remaining proceeds were used to pay $1,436 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), $7,687 of third party expenses, $8 of legal services provided by attorneys at Prospect Administration and $1,683 of pre-paid assets.
Between October 29, 2013 and December 4, 2013, Prospect made an $11,000 investment in APH, of which $9,350 was a Senior Term Loan and $1,650 was used to purchase additional membership interests of APH. The proceeds were utilized by APH to purchase consumer loans from a third party. The investment was subsequently contributed to NPRC.
On November 1, 2013, Prospect made a $9,869 investment in APH, of which $8,200 was a Senior Term Loan and $1,669 was used to purchase additional membership interests of APH. The proceeds were utilized by APH to purchase additional APRC common equity for $9,869. The proceeds were utilized by APRC to purchase a 94.0% ownership interest in APH Carroll 41, LLC for $9,548 and to pay $102 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), with $219 retained by APRC for working capital. APH Carroll 41, LLC was purchased by APRC for $30,600 which included debt financing and minority interest of $22,497 and $609, respectively. The remaining proceeds were used to pay structuring fees of $190 to Prospect (which was recognized by Prospect as structuring fee income), $1,589 of third party expenses, $5 of legal services provided by attorneys at Prospect Administration, and $270 of pre-paid assets. The investment was subsequently contributed to NPRC.
On November 15, 2013, Prospect made a $45,900 investment in APH, of which $38,500 was a Senior Term Loan and $7,400 was used to purchase additional membership interests of APH. The proceeds were utilized by APH to purchase additional APRC common equity for $45,900. The proceeds were utilized by APRC to purchase a 99.3% ownership interest in APH Gulf Coast Holdings, LLC for $45,024 and to pay $364 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), with $511 retained by APRC for working capital. APH Gulf Coast Holdings, LLC was purchased by APRC for $115,200 which included debt financing and minority interest of $75,558 and $337, respectively. The remaining proceeds were used to pay $1,013 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), $2,590 of third party expenses, $23 of legal services provided by attorneys at Prospect Administration, and $2,023 of pre-paid assets, with $70 retained by APRC for working capital.
On November 19, 2013, Prospect made a $66,188 investment in APH, of which $55,000 was a Senior Term Loan and $11,188 was used to purchase additional membership interests of APH. The proceeds were utilized by APH to purchase additional APRC common equity for $66,188. The proceeds were utilized by APRC to purchase a 90.0% ownership interest in NPH McDowell, LLC for $64,392 and to pay $695 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), with $1,101 retained by APRC for working capital. NPH McDowell, LLC was purchased by APRC for $238,605 which included debt financing and minority interest of $180,226 and $7,155, respectively. The remaining proceeds were used to pay $1,290 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), $9,205 of third party expenses, $23 of legal services provided by attorneys at Prospect Administration, and $1,160 of pre-paid assets, with $1,490 retained by APRC for working capital. The investment was subsequently contributed to NPRC.
On December 12, 2013, Prospect made a $22,507 investment in APH, of which $18,800 was a Senior Term Loan and $3,707 was used to purchase additional membership interests of APH. The proceeds were utilized by APH to purchase additional APRC common equity for $22,507. The proceeds were utilized by APRC to purchase a 92.6% ownership interest in South Atlanta Portfolio Holding Company, LLC for $21,874 and to pay $238 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), with $395 retained by APRC for working capital. South Atlanta Portfolio Holding Company, LLC was purchased by APRC for $87,250 which included debt financing and minority interest of $67,493 and $1,756, respectively. The remaining proceeds were used to pay $437 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), $2,920 of third party expenses, and $116 of pre-paid assets, with $400 retained by APRC for working capital. The investment was subsequently contributed to UPH.
On December 31, 2013, APRC distributed its majority interests in five joint ventures (“JVs”) holding real estate assets to APH. APH then distributed these JV interests to Prospect in a transaction characterized as a return of capital. Prospect, on the same day, contributed certain of these JV interests to NPH Property Holdings, LLC and the remainder to UPH Property Holdings, LLC (each wholly-owned subsidiaries of Prospect). Each of NPH and UPH immediately thereafter contributed these JV interests to NPRC and UPRC, respectively. The total investments in the JVs transferred consisted of $98,164 and $20,022 of debt and equity financing, respectively. There was no material gain or loss realized on these transactions.
On January 17, 2014, Prospect made a $6,565 investment in APH, of which $5,500 was a Senior Term Loan and $1,064 was used to purchase additional membership interests of APH. The proceeds were utilized by APH to purchase additional APRC common equity for $6,565. The proceeds were utilized by APRC to purchase a 99.3% ownership interest in APH Gulf Coast Holdings, LLC for $6,336 and to pay $216 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), with $13 retained by APRC for working capital and other expenses. APH Gulf Coast Holdings, LLC was purchased by APRC for $15,430 which included debt financing and minority interest of $10,167 and $48, respectively. The remaining proceeds were used to pay $143 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), $627 of third party expenses, $4 of legal services provided by attorneys at Prospect Administration, and $312 of pre-paid assets, with $35 retained by APRC for working capital.
Effective as of April 1, 2014, Prospect made a new $167,162 senior term loan to APRC. APRC then distributed this amount to APH as a return of capital which was used to pay down the Senior Term Loan from APH by the same amount. Effective April 1, 2014, American Property Holdings Corp. was renamed American Property REIT Corp. (continues as “APRC”). APH continues to own 100% of the common equity of APRC at June 30, 2014.
On June 4, 2014, Prospect made a $1,719 investment in APH to purchase additional membership interests of APH. The proceeds were utilized by APH to purchase additional APRC common equity for $1,719. The proceeds were utilized by APRC to acquire the real property located at 975 South Cornwell, Yukon, OK (“Taco Bell, OK”) for $1,719.
The following cash distributions were declared and paid from APRC to APH and recorded as a return of capital by APH:

October 24, 2012 to June 30, 2013	$1,676
July 1, 2013 to June 30, 2014	175,972
The following interest income was accrued and subsequently paid from APH to Prospect and recognized by Prospect as interest income:

October 24, 2012 to June 30, 2013	$2,006
July 1, 2013 to June 30, 2014	9,844
At June 30, 2013 and June 30, 2014, $121 and $53 of interest recognized above had not yet been paid by APH to Prospect and was included by Prospect within interest receivable, respectively.
At June 30, 2013 and June 30, 2014, $892 and $4,084 of interest from APH was capitalized payment-in-kind interest and was included by Prospect in the investment cost basis, respectively.

The following interest income was accrued and subsequently paid from APRC to Prospect and recognized by Prospect as interest income:

October 24, 2012 to June 30, 2013	$—
July 1, 2013 to June 30, 2014	4,279
At June 30, 2014, $53 of interest recognized above had not yet been paid by APRC to Prospect and was included by Prospect within interest receivable.
At June 30, 2014, $581 of interest from APRC was capitalized payment-in-kind interest and was included by Prospect in the investment cost basis.
The following royalty payments were paid from APH to Prospect and recognized by Prospect as other income:

October 24, 2012 to June 30, 2013	$78
July 1, 2013 to June 30, 2014	999
The following royalty payments were paid from APRC to Prospect and recognized by Prospect as other income:

October 24, 2012 to June 30, 2013	$—
July 1, 2013 to June 30, 2014	419
The following managerial assistance payments were paid from APRC to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

October 24, 2012 to June 30, 2013	$148
July 1, 2013 to June 30, 2014	784
The following amounts were due from Prospect to Prospect Administration for managerial assistance payments (no direct income was recognized by Prospect):

June 30, 2013	$76
June 30, 2014	148
The following amounts were due from APH to Prospect for reimbursement of expenses paid by Prospect on behalf of APH and included by Prospect within other receivables on the respective Consolidated Statement of Assets and Liabilities:

June 30, 2013	$13
June 30, 2014	202
The following amounts were due to APH from Prospect for reimbursement of expenses paid by APH on behalf of Prospect and included by Prospect within other liabilities on the respective Consolidated Statement of Assets and Liabilities:

June 30, 2013	$—
June 30, 2014	148
Arctic Oilfield Equipment USA, Inc.
Prospect owns 100% of the equity of Arctic Oilfield Equipment USA, Inc. (“Arctic Equipment”). Arctic Equipment owns 70% of the equity of Arctic Energy Services, LLC (“Arctic Energy”), with Ailport Holdings, LLC (“Ailport”) (100% owned and controlled by Arctic Energy management) owning the remaining 30% of the equity of Arctic Energy. Arctic Energy provides oilfield service personnel, well testing flowback equipment, frac support systems and other services to exploration and development companies in the Rocky Mountains.
On May 5, 2014, Prospect initially purchased 100% of the common shares of Arctic Equipment for $9,006. Proceeds were utilized by Arctic Equipment to purchase 70% of Arctic Energy as described in the following paragraph.
On May 5, 2014, Prospect made an additional $51,870 investment (including in exchange for 1,102,313 common shares of Prospect at fair value of $11,916) in Arctic Energy in exchange for a $31,640 senior secured loan and a $20,230 subordinated loan. Total proceeds received by Arctic Energy of $60,876 were used to purchase 70% of the equity interests in Arctic Energy from Ailport for $47,516, pay $875 of third-party expenses, $1,713 of structuring fees to Prospect (which was recognized as structuring fee income), $445 of legal services provided by attorneys at Prospect Administration and $10,327 was retained as working capital.
The following interest income was accrued and subsequently paid from Arctic Energy to Prospect for interest due and recognized by Prospect as interest income:

May 5, 2014 to June 30, 2014	$1,050
At June 30, 2014, $18 of interest recognized above had not yet been paid by Arctic Energy to Prospect and was included by Prospect within interest receivable.
The following managerial assistance payments were paid from Arctic Energy to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

May 5, 2014 to June 30, 2014	$15
The following amounts were due from Arctic Energy to Prospect for reimbursement of expenses paid by Prospect on behalf of Arctic Energy and included by Prospect within other receivables on the respective Consolidated Statement of Assets and Liabilities (no income was recognized by Prospect).

June 30, 2014	$6
ARRM Services, Inc.
Prospect owns 79.53% of the fully-diluted common, 85.76% of the Series A Preferred and 100.00% of the Series B Preferred equity of ARRM Holdings, Inc. (“ARRM”). ARRM owns 100% of the equity of Ajax Rolled Ring & Machine, LLC (“Ajax LLC”). Ajax forges large seamless steel rings on two forging mills in the company’s York, South Carolina facility. The rings are used in a range of industrial applications, including in construction equipment and power turbines. Ajax also provides machining and other ancillary services.
As of July 1, 2011, the cost basis of Prospect’s total debt and equity investment in Ajax, Inc., including capitalized payment-in-kind interest of $3,535, was $41,699, consisting of $20,607 for senior secured term loans, $15,035 for subordinated secured term debt and $6,057 for common equity. The equity of Ajax Inc. was exchanged for equity in ARRM on October 4, 2011, and Ajax Inc. was converted to a limited liability company and became Ajax LLC. On December 28, 2012, Prospect funded $3,600 of unsecured debt to ARRM.
On April 1, 2013, Prospect refinanced the existing $19,837 and $18,635 senior loans to Ajax LLC and ARRM, respectively, increasing the total size of the debt investment to $38,537. Concurrent with the refinancing, Prospect received repayment of the $18,635 loans that Prospect previously outstanding. On October 11, 2013, Prospect provided $25,000 in preferred equity for the recapitalization of ARRM. After the financing, Prospect received repayment of the $20,009 subordinated unsecured loan previously outstanding.
On June 12, 2014, ARRM was renamed to ARRM Services, Inc.
The following cash payments from Ajax Inc. to Prospect were recorded as a repayment of loan receivable by Prospect:

July 1, 2011 to June 30, 2012	$440
July 1, 2012 to June 30, 2013	357
July 1, 2013 to June 30, 2014	400
The following interest income was accrued and subsequently paid from ARRM to Prospect for interest due and recognized by Prospect as interest income:

July 1, 2011 to June 30, 2012	$2,003
July 1, 2012 to June 30, 2013	3,052
July 1, 2013 to June 30, 2014	929
At June 30, 2013, $29 of interest recognized above had not yet been paid by ARRM to Prospect and was included by Prospect within interest receivable.

The following interest income was accrued and subsequently paid from Ajax LLC to Prospect for interest due and recognized by Prospect as interest income:

July 1, 2011 to June 30, 2012	$2,847
July 1, 2012 to June 30, 2013	2,124
July 1, 2013 to June 30, 2014	1,873
At June 30, 2013 and June 30, 2014, $20 and $6 of interest recognized above had not yet been paid by Ajax LLC to Prospect and was included by Prospect within interest receivable, respectively.
The following payment-in-kind interest was capitalized in the senior secured note to Ajax LLC and recorded as interest income by Prospect:

December 13, 2012 to June 30, 2013	$—
July 1, 2013 to June 30, 2014	309
As of June 30, 2014, due to a pending sale transaction, we reversed $3,844 of previously recognized payment-in-kind interest of which we do not expect to receive.
The following managerial assistance payments were paid from Ajax LLC to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

July 1, 2011 to June 30, 2012	$315
July 1, 2012 to June 30, 2013	90
July 1, 2013 to June 30, 2014	80
The following payments were paid from ARRM to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to ARRM no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

July 1, 2011 to June 30, 2012	$—
July 1, 2012 to June 30, 2013	49
July 1, 2013 to June 30, 2014	14
BXC Company, Inc.
Prospect owns 86.7% of Series A Preferred Stock, 96.8% of Series B Preferred Stock, and 83.1% of fully diluted common stock of BXC Company, Inc. (“BXC”). BXC owns 100% of the common stock of Boxercraft Incorporated (“Boxercraft”).
As of July 1, 2011, the cost basis of Prospect’s total debt and equity investment in Boxercraft, including capitalized payment-in-kind interest of $763, was $12,931. On September 28, 2012 and April 18, 2014, Prospect issued additional debt to BXC in the amount of $2,293 and $300, respectively. From inception to date, Prospect received a total of $4,684 in repayments of the combined debt and capitalized a total of $1,674 of paid-in-kind interest.
Effective as of March 28, 2014, Prospect acquired voting control of BXC pursuant to a voting agreement and irrevocable proxy. Effective May 8, 2014, Prospect acquired control of BXC by transferring shares held by the other equity holders of BXC to Prospect pursuant to an assignment agreement entered into with such other equity holders.
There was no income recognized by Prospect from the time BXC became a controlled company through June 30, 2014 due to the non-accrual status.
CCPI Holdings Inc.
Prospect owns 100% of the equity of CCPI Holdings Inc. (“CCPI Holdings”). CCPI Holdings owns 94.98% of the equity of CCPI Inc. (“CCPI”), with CCPI management owning the remaining 5.02% of the equity. CCPI owns 100% of each of CCPI Europe Ltd., and MEFEC B.V., and 45% of Gulf Temperature Sensors W.L.L.
On December 13, 2012, Prospect initially made a $15,921 investment (including 467,928 common shares of Prospect at fair value of $5,021) in CCPI Holdings, $7,500 senior secured note and $8,443 equity interest. The proceeds received by CCPI Holdings were partially utilized to purchase 95.13% of CCPI common stock for $14,878. The remaining proceeds were used to pay $395 of structuring fees from CCPI Holdings to Prospect (which were recognized by Prospect as structuring fee income), $215 for legal services provided by attorneys at Prospect Administration, $137 for third party expenses and $318 was retained by CCPI Holdings for working capital.
On December 13, 2012, Prospect made an additional investment of $18,000 in CCPI senior secured debt. The proceeds of the Prospect loan along with $14,878 of equity financing from CCPI Holdings, Inc. (mentioned above) were used to purchase 95.13% of CCPI equity from the sellers for $31,829, provide $120 of debt financing to CCPI management (to partially fund a purchase by management of CCPI stock), fund $180 of structuring fees from CCPI to Prospect (which were recognized by Prospect as structuring fee income), pay $548 of third-party expenses, reimburse $12 for reimbursement of expenses paid by Prospect on behalf of CCPI (no income was recognized by Prospect) and $189 was retained by CCPI as working capital.
On June 13, 2014, Prospect made a new $8,218 senior secured note to CCPI. CCPI then distributed this amount to CCPI Holdings as a return of capital which was used to pay down the $8,216 senior secured note from CCPI Holdings to Prospect. The remaininga $2 was distributed to Prospect as a return of capital of Prospect's equity investment in CCPI Holdings. CCPI continues to own 94.98% of the common stock of CCPI Holdings at June 30, 2014.
The following dividends were declared and paid from CCPI to CCPI Holdings and recorded as dividend income by CCPI Holdings:

December 13, 2012 to June 30, 2013	$—
July 1, 2013 to June 30, 2014	500
The following cash distributions were declared and paid from CCPI to CCPI Holdings and recorded as a return of capital by CCPI Holdings:

December 13, 2012 to June 30, 2013	$795
July 1, 2013 to June 30, 2014	1,265
The following dividends were paid from CCPI Holdings to Prospect and recognized by Prospect as dividend income:

December 13, 2012 to June 30, 2013	$—
July 1, 2013 to June 30, 2014	500
All amounts recorded as dividends were paid from earnings and profits of the company paying the dividend.
The following interest income was accrued and subsequently paid from CCPI Holdings to Prospect for interest due and recognized by Prospect as interest income:

December 13, 2012 to June 30, 2013	$642
July 1, 2013 to June 30, 2014	906
At June 30, 2013 and June 30, 2014, $135 and $4 of interest recognized above had not yet been paid by CCPI Holdings to Prospect and was included by Prospect within interest receivable, respectively.
The following payment-in-kind interest was capitalized in the senior secured note to CCPI Holdings and recorded as interest income by Prospect:

December 13, 2012 to June 30, 2013	$159
July 1, 2013 to June 30, 2014	557
The following interest income was accrued and subsequently paid from CCPI to Prospect for interest due and recognized by Prospect as interest income:

December 13, 2012 to June 30, 2013	$991
July 1, 2013 to June 30, 2014	1,822

The following payment-in-kind interest was capitalized in the senior secured note to CCPI and recorded as interest income by Prospect:

July 1, 2013 to June 30, 2014	$27
The following royalty payments were paid from CCPI Holdings to Prospect and recognized by Prospect as other income:

December 13, 2012 to June 30, 2013	$32
July 1, 2013 to June 30, 2014	71
The following cash payments from CCPI to Prospect were recorded as repayments of loans receivable by Prospect:

December 13, 2012 to June 30, 2013	$225
July 1, 2013 to June 30, 2014	562
The following managerial assistance payments were paid from CCPI to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

December 13, 2012 to June 30, 2013	$132
July 1, 2013 to June 30, 2014	240
At June 30, 2013 and June 30, 2014, $60 and $60 of managerial assistance had been received by Prospect from CCPI Holdings and had not yet been paid to Prospect Administration, respectively. These amounts were included by Prospect in Due to Prospect Administration on the respective Consolidated Statement of Assets and Liabilities (no income was recognized by Prospect).
The following payments were paid from CCPI Holdings to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to CCPI Holdings (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable to Prospect Administration resulting in a reduction of the overhead allocation from Prospect Administration):

December 13, 2012 to June 30, 2013	$215
July 1, 2013 to June 30, 2014	249
The following amounts were due from CCPI Holdings to Prospect for reimbursement of expenses and included by Prospect within other receivables on the respective Consolidated Statement of Assets and Liabilities (no income was recognized by Prospect):

June 30, 2013	$—
June 30, 2014	10
At June 30, 2013, Prospect had a $119 payable to CCPI Holdings for reimbursement in excess of expenses which was subsequently utilized to pay other expenses by Prospect on behalf of CCPI Holdings.
CP Holdings of Delaware LLC
Prospect owns 100% of the equity of CP Holdings of Delaware LLC. (“CP Holdings”). CP Holdings owns 82.9% of the equity of CP Energy Services Inc. (“CP Energy”), and the remaining 17.1% of the equity is owned by CP Energy management. CP Energy owns directly or indirectly 100% of each of CP Well Testing Services, LLC (“CP Well Testing”), CP Well Testing, LLC (“CP Well”), Fluid Management Services, Inc., Fluid Management Services LLC, Wright Transport, Inc., Wright Foster Disposals, LLC, Foster Testing Co, Inc., ProHaul Transports, LLC, Artexoma Logistics, LLC, Wright Trucking, Inc. CP Energy provides oilfield flowback services and fluid hauling and disposal services through its subsidiaries.
On October 3, 2012, Prospect initially made a $21,500 senior secured debt investment in CP Well. As part of the transaction, Prospect received $430 of structuring fees from CP Well (which was recognized by Prospect as structuring fee income) and $7 was paid by CP Well to Prospect Administration for legal services provided by attorneys at Prospect Administration.
On August 2, 2013, Prospect invested $94,014 (including 1,918,342 unregistered shares of Prospect common stock at a fair value of $21,006) to support the recapitalization of CP Energy where Prospect acquired a controlling interest in CP Energy.

On August 2, 2013, Prospect invested $12,741 into CP Holdings to purchase 100% of the common stock in CP Holdings. The proceeds were used by CP Holdings to purchase 82.9% of the common stock in CP Energy for $12,135 and pay $606 of legal services provided by attorneys at Prospect Administration.
On August 2, 2013, Prospect made a senior secured debt investment of $22,500 in CP Well Testing. Proceeds were used by CP Well Testing to partially fund the recapitalization of CP Energy and pay $450 of structuring fees from CP Well Testing to Prospect (which was recognized by Prospect as structuring fee income).
On August 2, 2013, Prospect made an additional senior secured debt investment of $58,773 in CP Energy. CP Energy also received $2,505 management co-investment in exchange for 17.1% of CP Energy common stock. Total proceeds received at CP Well Testing and CP Energy of $95,913 (including the $12,135 of equity financing from CP Holdings mentioned above) were used to purchase 100% of the equity interests in CP Well Testing Holding Company, LLC and Fluid Management Holdings, Inc. (subsequently renamed CP Well Testing and Fluid Management Services, LLC) for a combined $70,423, to repay the principal, interest and fees of $19,803 on the loan previously outstanding from Prospect to CP Well, pay $1,414 of structuring fees from CP Energy to Prospect (which was recognized by Prospect as structuring fee income), $823 of third-party expenses and $3,000 was retained by CP Energy as working capital.
On October 11, 2013, Prospect made a $746 follow-on investment in CP Holdings to fund equity into CP Energy and made an additional senior secured loan to CP Energy of $5,100. Management invested an additional $154 of equity in CP Energy, and the percentage ownership of CP Energy did not change. Total proceeds of $6,000 were used to purchase flowback equipment and expand the CP Well operations in West Texas.
On December 26, 2013, Prospect made an additional $1,741 follow-on investment in CP Holdings to fund equity into CP Energy and made an additional senior secured loan to CP Energy of $11,900. Management invested an additional $359 of equity in CP Energy, and the percentage ownership of CP Energy did not change. Total proceeds of $14,000 were used to purchase additional equipment.
On April 1, 2014, Prospect made new loans to CP Well, ProHaul Transports, LLC Wright Trucking, Inc. and Foster Testing Co, Inc. as co-borrowers, two first lien loans in the amount of $11,035 and $72,238 and a second lien loan in the amount of $15,000. The proceeds of these loans were used to repay CP Well Testing’s senior secured term loan and CP Energy’s senior secured term loan from Prospect. CP Holdings continues to own 82.9% of the equity of CP Energy at June 30, 2014.
The following interest income was accrued and subsequently paid from CP Energy to Prospect and recognized by Prospect as interest income:

August 2, 2013 to June 30, 2014	$8,083
The following interest income was accrued and subsequently paid from CP Well Testing to Prospect and recognized by Prospect as interest income:

August 2, 2013 to June 30, 2014	$1,657
The following interest income was accrued and subsequently paid from CP Well to Prospect and recognized by Prospect as interest income:

April 1, 2014 to June 30, 2014	$4,118
At June 30, 2014, $45 of interest recognized above had not yet been paid by CP Well to Prospect and was included by Prospect within interest receivable.
The following managerial assistance payments were paid from CP Energy to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

July 1, 2013 to June 30, 2014	$275
The following amounts were due from Prospect to Prospect Administration for managerial assistance for CP Well for which Prospect received payment on behalf of Prospect Administration (no direct income was recognized by Prospect):

June 30, 2014	$75

The following payments were paid from CP Holdings to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to CP Holdings (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable to Prospect Administration resulting in a reduction of the overhead allocation from Prospect Administration):

July 1, 2013 to June 30, 2014	$609
Credit Central Loan Company, LLC
Prospect owns 100% of the equity of Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”). Credit Central Delaware owns 74.75% of the equity of Credit Central Holdings, LLC (“Credit Central”), with entities owned by Credit Central management owning the remaining 25.25% of the equity. Credit Central owns 100% of each of Credit Central, LLC, Credit Central South, LLC, Credit Central of Texas, LLC, and Credit Central of Tennessee, LLC. Credit Central is a branch-based provider of installment loans.
On December 28, 2012, Prospect initially made a $47,663 investment (including the fair value of 897,906 common shares of Prospect for $9,581 on that date, which were included in the purchase cost paid to acquire Credit Central) in Credit Central Delaware, of which $38,082 was a Senior Secured Revolving Credit Facility and $9,581 to purchase the membership interests of Credit Central Delaware. The proceeds were partially utilized to purchase 74.75% of Credit Central’s membership interests for $43,293. The remaining proceeds were used to pay $1,440 of structuring fees from Credit Central Delaware to Prospect (which was recognized by Prospect as structuring fee income), $638 for third party expenses, $292 for legal services provided by attorneys at Prospect Administration and $2,000 was retained by Credit Central Delaware for working capital. On March 28, 2014, Prospect funded an additional $2,500 ($2,125 to the Senior Secured Revolving Credit Facility and $375 to purchase additional membership interests of Credit Central Delaware) which was utilized by Credit Central Delaware to pay a $2,000 dividend to Prospect and $500 was retained by Credit Central Delaware for working capital.
On June 26, 2014, Prospect made a new $36,333 second lien term loan to Credit Central. Credit Central then distributed this amount to Credit Central Delaware as a return of capital which was used to pay down the Senior Secured Revolving Credit Facility from Credit Central Delaware by the same amount. The remaining amount of the Senior Secured Revolving Credit Facility, $3,874, was then converted to additional membership interests in Credit Central Delaware. Effective June 26, 2014, Credit Central Holdings, LLC was renamed Credit Central Loan Company, LLC (continues as “Credit Central”). Credit Central Delaware continues to own 74.75% of the equity of Credit Central at June 30, 2014.
The following dividends were declared and paid from Credit Central to Credit Central Delaware and recorded as dividend income by Credit Central Delaware:

December 28, 2012 to June 30, 2013	$4,796
July 1, 2013 to June 30, 2014	10,431
The following cash distributions were declared and paid from Credit Central to Credit Central Delaware and recorded as a return of capital by Credit Central Delaware:

July 1, 2013 to June 30, 2014	$36,333
The following interest payments were paid from Credit Central Delaware to Prospect and recognized by Prospect as interest income:

December 28, 2012 to June 30, 2013	$3,893
July 1, 2013 to June 30, 2014	7,845
The following royalty payments were paid from Credit Central Delaware to Prospect and recognized by Prospect as other income:

December 28, 2012 to June 30, 2013	$240
July 1, 2013 to June 30, 2014	521
The following dividends were paid from Credit Central Delaware to Prospect and recognized by Prospect as dividend income:

July 1, 2013 to June 30, 2014	$4,841
All dividends were paid from earnings and profits of the company paying the dividend.

The following managerial assistance payments were paid from Credit Central to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

December 28, 2012 to June 30, 2013	$350
July 1, 2013 to June 30, 2014	700
The following payments were paid from Credit Central Delaware to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Credit Central Delaware (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the expenses of Prospect Administration resulting in a reduction of the overhead allocation from Prospect Administration):

December 28, 2012 to June 30, 2013	$292
July 1, 2013 to June 30, 2014	131
The following amounts were due from Credit Central Delaware to Prospect for interest and included by Prospect within other receivables on the respective Consolidated Statement of Assets and Liabilities:

June 30, 2013	$—
June 30, 2014	20
The following amounts were due from Credit Central Delaware to Prospect for reimbursement of expenses and included by Prospect within other receivables on the respective Consolidated Statement of Assets and Liabilities:

June 30, 2013	$17
June 30, 2014	—
The following amounts were due to Credit Central Delaware from Prospect for reimbursement of expenses and included by Prospect within other liabilities on the respective Consolidated Statement of Assets and Liabilities:

June 30, 2013	$—
June 30, 2014	38
The following amounts were due from Prospect to Prospect Administration for reimbursement for legal, tax and portfolio level accounting services provided directly to Credit Central Delaware for which Prospect received payment on behalf of Prospect Administration (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the expenses of Prospect Administration resulting in a reduction of the overhead allocation from Prospect Administration):

June 30, 2013	$175
June 30, 2014	175
Echelon Aviation LLC
Prospect owns 100% of the membership interests of Echelon Aviation, LLC (“Echelon”). Echelon owns 60.7% of the equity of AerLift Leasing Limited (“AerLift”).
On March 31, 2014, Prospect initially made a $92,628 investment in Echelon, of which $78,521 was a Senior Secured Revolving Credit Facility and $14,107 to purchase the membership interests of Echelon. The proceeds were partially utilized to purchase 60.7% of AerLift’s membership interests for $83,657. The remaining proceeds were used to pay $2,771 of structuring fees from Echelon to Prospect (which was recognized by Prospect as structuring fee income), $540 for third party expenses, $664 for legal and tax services provided by Prospect Administration and $4,996 was retained by Echelon for working capital.
The following interest income was accrued and subsequently paid from Echelon to Prospect for interest due from Echelon and recognized by Prospect as interest income and included by Prospect within interest receivable:

March 31, 2014 to June 30, 2014	$2,809

The following amounts were due from Echelon to Prospect for reimbursement of expenses paid by Prospect on behalf of Echelon and included by Prospect within other receivables on the respective Consolidated Statement of Assets and Liabilities (no income was recognized by Prospect):

June 30, 2014	$78
The following payments were paid from Echelon to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Echelon (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the expenses of Prospect Administration resulting in a reduction of the overhead allocation from Prospect Administration):

March 31, 2014 to June 30, 2014	$664
Energy Solutions Holdings Inc.
As of June 30, 2014, Prospect owns 100% of the equity of Energy Solutions Holdings Inc. (f/k/a Gas Solutions Holdings Inc.) (“Energy Solutions”). Energy Solutions owns 100% of each of Change Clean Energy Holdings, LLC (“Change Clean”), Freedom Marine Solutions Holdings, LLC (“Freedom Marine”) and Yatesville Coal, LLC (“Yatesville”). Freedom Marine owns 100% of each of Vessel Holdings, LLC ("Vessel"), Vessel Holdings II, LLC (“Vessel II”) and Vessel Holdings III, LLC (“Vessel III”). Yatesville owns 100% of North Fork Collieries, LLC. Change Clean owns 100% of Change Clean Energy, LLC, Down East Power Company, LLC and 50.1% of BioChips LLC. Energy Solutions owns interests in companies operating in the energy sector. These include companies operating offshore supply vessels, ownership of a non-operating biomass electrical generation plant and several coal mines. Energy Solutions subsidiaries formerly owned interests in gathering and processing business in east Texas. As of July 1, 2011, the cost basis of our investment in Energy Solutions, including debt and equity, was $42,003.
In December 2011, Prospect completed a reorganization of Gas Solutions Holdings Inc. renaming the company Energy Solutions and transferring ownership of other operating companies owned by Prospect and operating within the energy industry. As part of the reorganization, Prospect transferred our debt and equity interests with cost basis of $2,540 in Change Clean Energy Holdings, Inc., Change Clean Energy, Inc., $12,504 in Freedom Marine Holdings, Inc. and $1,449 of Yatesville Coal Holdings, Inc. to Change Clean, Freedom Marine, and Yatesville, respectively. Each of these entities is wholly owned (directly or indirectly) by Energy Solutions.
On December 28, 2011, Prospect made a follow-on $1,250 equity investment in Energy Solutions and a $3,500 debt investment in Vessel, a subsidiary of Freedom Marine. On November 25, 2013, Prospect restructured our investment in Freedom Marine. The $12,504 subordinated secured loan to Jettco Marine Services, LLC, a subsidiary of Freedom Marine, was replaced with a senior secured note to Vessel II, a new subsidiary of Freedom Marine. On December 3, 2013, Prospect made a $16,000 senior secured investment in Vessel III, a new subsidiary of Freedom Marine. Overall, the restructuring of our investment in Freedom Marine provided approximately $16,000 net new senior secured debt financing to support the acquisition of two new vessels. Prospect received $2,480 of structuring fees from Energy Solutions related to the Freedom Marine restructuring which was recognized as other income.
On November 28, 2012 and January 1, 2014, Prospect received $475 and $25 of litigation settlement proceeds related to Change Clean and recorded a reduction in our equity investment cost basis for Energy Solutions, respectively.
On January 4, 2012, Energy Solutions sold its gas gathering and processing assets held in Gas Solutions Ltd. (“Gas Solutions”) for a sale price of $199,805, adjusted for the final working capital settlement, including a potential earnout of $28,000 that may be paid based on the future performance of Gas Solutions. Through June 30, 2014, Prospect has not accrued income for any portion of the $28,000 potential payment. After expenses, including structuring fees of $9,966 paid to us, and $3,152 of third-party expenses, Gas Solutions LP LLC and Gas Solutions GP LLC, subsidiaries of Gas Solutions, received $157,100 and $1,587 in cash, respectively, subsequently distributed these amounts, $158,687 in total, to Energy Solutions. The sale of Gas Solutions by Energy Solutions resulted in significant earnings and profits, as defined by the Internal Revenue Code, at Energy Solutions for calendar year 2012. As a result, 2012 distributions from Energy Solutions to us were required to be recognized as dividend income, in accordance with ASC 946, as there were current year earnings and profits sufficient to support such recognition.
In June, 2014, Freedom Marine Services Holdings, LLC was renamed Freedom Marine Solutions, LLC (continues as “Freedom Marine”), Vessel Holdings, LLC was renamed Vessel Company, LLC (continues as “Vessel”), Vessel Holdings II, LLC was renamed Vessel Company II, LLC (continues as “Vessel II”), Vessel Holdings III, LLC was renamed Vessel Company III, LLC (continues as “Vessel III”), Yatesville Coal Holdings, LLC was renamed Yatesville Coal Company, LLC (continues as “Yatesville”) and Change Clean Energy Holdings, LLC was renamed change Clean Energy Company, LLC (continues as “Change Clean”). Energy Solutions continues to own 100% of all entities as of June 30, 2014.

The following dividends were declared and paid from Energy Solutions to Prospect and recorded as dividend income by Prospect:

July 1, 2011 to June 30, 2012	$47,850
July 1, 2012 to June 30, 2013	53,820
July 1, 2013 to June 30, 2014	—
All dividends were paid from earnings and profits of Energy Solutions.
The following cash payments from Energy Solutions to Prospect were recorded as a repayment of loan receivable by Prospect:

July 1, 2011 to June 30, 2012	$—
July 1, 2012 to June 30, 2013	28,500
July 1, 2013 to June 30, 2014	8,500
The following interest income, including prepayment penalty fees, was accrued and subsequently paid from Energy Solutions to Prospect for interest due and recognized by Prospect as interest income:

July 1, 2011 to June 30, 2012	$6,771
July 1, 2012 to June 30, 2013	24,172
July 1, 2013 to June 30, 2014	5,368
At June 30, 2013, $23 of interest recognized above had not yet been paid by Energy Solutions to Prospect and was included by Prospect within interest receivable.
The following interest income was accrued and subsequently paid from Vessel to Prospect for interest due and recognized by Prospect as interest income:

July 1, 2011 to June 30, 2012	$326
July 1, 2012 to June 30, 2013	637
July 1, 2013 to June 30, 2014	641
At June 30, 2014, $2 of interest recognized above had not yet been paid by Vessel to Prospect and was included by Prospect within interest receivable.
The following interest payments were paid from Vessel II to Prospect and recognized by Prospect as interest income:

July 1, 2011 to June 30, 2012	$—
July 1, 2012 to June 30, 2013	—
July 1, 2013 to June 30, 2014	1,023
At June 30, 2014, $5 of interest recognized above had not yet been paid by Vessel II to Prospect and was included by Prospect within interest receivable.
The following interest payments were paid from Vessel III to Prospect and recognized by Prospect as interest income:

July 1, 2011 to June 30, 2012	$—
July 1, 2012 to June 30, 2013	—
July 1, 2013 to June 30, 2014	1,213
At June 30, 2014, $6 of interest recognized above had not yet been paid by Vessel III to Prospect and was included by Prospect within interest receivable.

The following amounts were due from Energy Solutions to Prospect for reimbursement of expenses and included by Prospect within other receivables on the respective Consolidated Statement of Assets and Liabilities (no income was recognized by Prospect):

June 30, 2012	$45
June 30, 2013	—
June 30, 2014	—
The following managerial assistance payments were paid from Energy Solutions to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

July 1, 2011 to June 30, 2012	$180
July 1, 2012 to June 30, 2013	180
July 1, 2013 to June 30, 2014	180
The following amounts were due from Prospect to Prospect Administration for reimbursement of managerial assistance payments for which Prospect received payment on behalf of Prospect Administration (no direct income was recognized by Prospect):

June 30, 2012	$—
June 30, 2013	45
June 30, 2014	45
The following payments were paid from Energy Solutions to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Energy Solutions (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

July 1, 2011 to June 30, 2012	$—
July 1, 2012 to June 30, 2013	119
July 1, 2013 to June 30, 2014	38
First Tower Finance Company LLC
Prospect owns 100% of the equity of First Tower Holdings of Delaware, LLC (“First Tower Delaware”). First Tower Delaware owns 80.1% of First Tower Finance Company LLC (“First Tower Finance”). First Tower Finance owns 100% of First Tower, LLC (“First Tower”), a multiline specialty finance company.
On June 15, 2012, Prospect made a $287,953 investment (including 14,518,207 common shares of Prospect at a fair value of $160,571) in First Tower Delaware, of which $244,760 was a Senior Secured Revolving Credit Facility and $43,193 of membership interest in First Tower Delaware. $282,968 of the proceeds were utilized by First Tower Delaware to purchase 80.1% of the membership interests in First Tower Finance. The remaining proceeds at First Tower Delaware were used to pay $4,038 of structuring fees from First Tower Delaware to Prospect (which was recognized by Prospect as structuring fee income), $940 of legal services provided by attorneys at Prospect Administration, and $7 of third party expenses. Prospect received an additional $4,038 of structuring fees from First Tower (which was recognized by Prospect as structuring fee income). Management purchased the additional 19.9% of First Tower Finance common stock for $70,300. The combined proceeds received by First Tower Finance of $353,268 ($282,968 equity financing from First Tower Delaware mentioned above and $70,300 equity financing from management) were used to purchase 100% of the common stock of First Tower for $338,042, pay $11,188 of third-party expenses and $4,038 of structuring fees from First Tower mentioned above (which was recognized by Prospect as structuring fee income).
On October 18, 2012, Prospect made an additional $20,000 investment through the Senior Secured Revolving Credit Facility, $12,008 of which was invested by First Tower Delaware in First Tower Finance as equity and $7,992 of which was retained by First Tower Delaware as working capital. On December 30, 2013, Prospect funded an additional $10,000 into First Tower Delaware, $8,500 through the Senior Secured Revolving Credit Facility and $1,500 through the purchase of additional membership interests in First Tower Delaware. $8,000 of the proceeds were utilized by First Tower Delaware to pay structuring fees to Prospect for the renegotiation and expansion of First Tower’s third-party revolver, and $2,000 of the proceeds were retained by First Tower Delaware for working capital.
On June 24, 2014, Prospect made a new $251,246 second lien term loan to First Tower. First Tower distributed this amount to First Tower Finance, which distributed this amount to First Tower Delaware as a return of capital. First Tower Delaware used the distribution to partially pay down the Senior Secured Revolving Credit Facility. The remaining $23,712 of the Senior Secured Revolving Credit Facility was then converted to additional membership interests held by Prospect in First Tower Delaware.
The following dividends were declared and paid from First Tower Finance to First Tower Delaware and recognized as dividend income by First Tower Delaware:

June 15, 2012 to June 30, 2012	$—
July 1, 2012 to June 30, 2013	48,520
July 1, 2013 to June 30, 2014	50,976
All dividends were paid from earnings and profits of First Tower Finance.
The following cash distributions were declared and paid from First Tower Finance to First Tower Delaware and recognized as a return of capital by First Tower Delaware:

June 15, 2012 to June 30, 2012	$—
July 1, 2012 to June 30, 2013	7,614
July 1, 2013 to June 30, 2014	—
The following interest income was accrued and paid from First Tower Delaware to Prospect for interest due and recognized by Prospect as interest income:

June 15, 2012 to June 30, 2012	$2,312
July 1, 2012 to June 30, 2013	52,476
July 1, 2013 to June 30, 2014	51,791
At June 30, 2013, $147 of interest recognized above had not yet been paid by First Tower Delaware to Prospect and was included by Prospect within interest receivable.
The following interest income was accrued and paid from First Tower to Prospect for interest due and recognized by Prospect as interest income:

June 15, 2012 to June 30, 2012	$—
July 1, 2012 to June 30, 2013	—
July 1, 2013 to June 30, 2014	831
At June 30, 2014, $119 of interest recognized above had not yet been paid by First Tower to Prospect and was included by Prospect within interest receivable.
The following payment-in-kind interest was capitalized in the Senior Secured Revolving Credit Facility to First Tower Delaware and recognized as interest income by Prospect:

December 13, 2012 to June 30, 2013	$—
July 1, 2013 to June 30, 2014	1,698
The following royalty payments were paid from First Tower Delaware to Prospect and recognized by Prospect as other income:

June 15, 2012 to June 30, 2012	$—
July 1, 2012 to June 30, 2013	2,416
July 1, 2013 to June 30, 2014	2,560
The following managerial assistance payments were paid from First Tower Finance to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

June 15, 2012 to June 30, 2012	$—
July 1, 2012 to June 30, 2013	1,920
July 1, 2013 to June 30, 2014	3,000

At June 30, 2013 and 2014, $600 and $600 of managerial assistance recognized above had not yet been paid by First Tower Finance to Prospect and was included by Prospect within Due to Prospect Administration, respectively.
The following payments were paid from First Tower Delaware to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to First Tower Delaware (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

June 15, 2012 to June 30, 2012	$940
July 1, 2012 to June 30, 2013	—
July 1, 2013 to June 30, 2014	243
The following amounts were due from First Tower Delaware to Prospect for reimbursement of expenses paid by Prospect on behalf of First Tower Delaware and included by Prospect within other receivables on the respective Consolidated Statement of Assets and Liabilities:

June 30, 2013	$42
June 30, 2014	37
Gulf Coast Machine & Supply Company
Prospect owns 100% of the preferred equity of Gulf Coast Machine & Supply Company (“Gulf Coast”). Gulf Coast is a provider of value-added forging solutions to energy and industrial end markets.
On October 12, 2012, Prospect initially made a $42,000 first lien term loan to Gulf Coast, of which $840 was used to pay structuring fees from Gulf Coast to Prospect (which was recognized by Prospect as structuring fee income).
On November 8, 2013, Gulf Coast issued $25,950 of convertible preferred stock to Prospect (representing 99.9% of the voting securities of Gulf Coast) in exchange for crediting the same amount to the first lien term loan previously outstanding, leaving a first lien loan balance of $15,000. On November 29, 2013 and December 16, 2013, Prospect provided an additional $1,000 and $1,500, respectively, to fund working capital needs, increasing the first lien loan balance to $17,500.
The following interest income was accrued and subsequently paid from Gulf Coast to Prospect for interest due and recognized by Prospect as interest income:

November 8, 2013 to June 30, 2014	$1,449
At June 30, 2014, $6 of interest recognized above had not yet been paid by Gulf Coast to Prospect and was included by Prospect within interest receivable.
The following amounts were due from Gulf Coast to Prospect for reimbursement of expenses paid by Prospect on behalf of Gulf Coast and included by Prospect within other receivables on the respective Consolidated Statement of Assets and Liabilities (no income recognized by Prospect):

November 8, 2013 to June 30, 2014	$342
The following payments were paid from Gulf Coast to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Gulf Coast (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

November 8, 2013 to June 30, 2014	$4
Harbortouch Holdings of Delaware Inc.
Prospect owns 100% of the equity of Harbortouch Holdings of Delaware Inc. (“Harbortouch Delaware”). Harbortouch Delaware owns 100% of the Class C voting units of Harbortouch Payments, LLC (“Harbortouch”), which provide for a 53.5% residual profits allocation. Harbortouch management owns 100% of the Class B and D voting units of Harbortouch, which provide for a 46.5% residual profits allocation. Harbortouch owns 100% of Credit Card Processing USA, LLC. Harbortouch is a provider of transaction processing services and point-of sale equipment used by merchants across the United States.

On March 31, 2014, Prospect made a $147,898 investment (including 2,306,294 common shares of Prospect at a fair value of $24,908) in Harbortouch Delaware. Of this amount, $123,000 was loaned in exchanged for a subordinated note and $24,898 was an equity contribution. Harbortouch Delaware utilized $137,972 to purchase 100% of the Harbortouch Class A voting preferred units which provided an 11% preferred return and a 53.5% interest in the residual profits. Harbortouch Delaware used the remaining proceeds to pay $4,920 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), $1,761 for legal services provided by attorneys at Prospect Administration and $3,245 was retained by Harbortouch Delaware for working capital. Additionally, on March 31, 2014, Prospect provided Harbortouch a senior secured loan of $130,796. Prospect received a structuring fee of $2,616 from Harbortouch (which was recognized by Prospect as structuring fee income).
On April 1, 2014, Prospect made a new $137,226 senior secured term loan to Harbortouch. Harbortouch then distributed this amount to Harbortouch Delaware as a return of capital which was used to pay down the $123,000 senior secured note from Harbortouch Delaware to Prospect. The remaining $14,226 was distributed to Prospect as a return of capital of Prospect’s equity investment in Harbortouch Delaware. Harbortouch Delaware continues to own 100% of Harbortouch’s Class C voting units, which provide for a 53.5% residual profits allocation from Harbortouch at June 30, 2014.
The following interest income was accrued and subsequently paid from Harbortouch Delaware to Prospect for interest due and recognized by Prospect as interest income:

March 31, 2014 to June 30, 2014	$55
The following interest income was accrued and subsequently paid from Harbortouch to Prospect for interest due and recognized by Prospect as interest income:

March 31, 2014 to June 30, 2014	$6,825
At June 30, 2014, $1,962 of interest recognized above had not yet been paid by Harbortouch Delaware to Prospect and was included by Prospect within interest receivable.
The following managerial assistance payments were paid from Harbortouch to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

March 31, 2014 to June 30, 2014	$125
At June 30, 2014, this amount was included by Prospect in Due to Prospect Administration on the respective Consolidated Statement of Assets and Liabilities.
The following payments were paid from Harbortouch Delaware to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Harbortouch Delaware (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

March 31, 2014 to June 30, 2014	$1,761
The Healing Staff, Inc.
Prospect owns 100% of the equity of The Healing Staff, Inc. (“THS”). Prospect owns 100% of the equity of Vets Securing America, Inc. (“VSA”), which is operated by THS management. VSA provides out-sourced security guards staffing.
As of July 1, 2011, the cost basis of Prospect’s investment in THS and VSA, including debt and equity, was $18,220. During the year ended June 30, 2012, Prospect made follow-on secured debt investments of $773 in THS to support the ongoing operations of THS and VSA. In October 2011, Prospect sold a previously acquired building from ESA for $894. In early May 2012, Prospect made short-term secured debt investments of $118 and $42 to support the operations of THS and VSA, respectively, which was repaid in early June 2012. In January 2012, Prospect received $2,250 towards a litigation settlement. The proceeds from both of these transactions were used to reduce the outstanding loan by $3,144.
In May 2012, in connection with the implementation of accounts receivable based funding programs for THS and VSA with a third party provider, Prospect agreed to subordinate Prospect’s first priority security interest in all of the accounts receivable and other assets of THS and VSA to the third party provider of that accounts receivable based funding.

During the three months ended December 31, 2012, Prospect determined that the impairment of THS and VSA was other-than-temporary and decreased Prospect’s cost basis by $12,834 and recorded a realized loss of $12,117 for the amount that the amortized cost exceeded the fair market value.
Manx Energy, Inc.
As of June 30, 2014, Prospect owns 41% of the equity of Manx Energy Inc. (“Manx”). Manx was formed on January 19, 2010 for the purpose of rolling up the assets of existing Prospect portfolio companies, Coalbed, LLC (“Coalbed”), Appalachian Energy, LLC (“AEH”) and Kinley Exploration LLC. The three companies were combined under new common management.
On January 19, 2010, Prospect made a $2,800 investment at closing to Manx to provide for working capital. On the same date, Prospect exchanged $2,100 and $4,500 of the loans to AEH and Coalbed, respectively, for Manx preferred equity, and Prospect’s AEH equity interest was converted into Manx common stock. There was no change to fair value at the time of restructuring, and Prospect continued to fully reserve any income accrued for Manx. On October 15, 2010 and May 26, 2011, Prospect increased its loan to Manx in the amount of $500 and $250, respectively, to provide additional working capital. As of June 30, 2011, the cost basis of Prospect’s investment in Manx, including debt and equity, was $19,019.
On June 30, 2012, AEH and Coalbed loans held by Manx with a cost basis of $7,991 were removed from Manx and contributed by Prospect to Wolf Energy Holdings Inc., a separate holding company wholly owned by Prospect. On June 30, 2013, Prospect determined the remaining debt and equity investment in Manx was other-than-temporarily impaired and wrote-off $10,528 of the investment cost basis, leaving a cost basis in the remaining debt balance of $500.
The following principal payments were paid from Manx to Prospect and recorded by Prospect as return of capital (no income was recognized by Prospect):

July 1, 2011 to June 30, 2012	$—
July 1, 2012 to June 30, 2013	—
July 1, 2013 to June 30, 2014	450
MITY Holdings of Delaware Inc.
Prospect owns 100% of the equity of Mity Holdings of Delaware, Inc. (“Mity Delaware”). Mity Delaware holds 94.99% of the equity of Mity Enterprises, Inc. (“Mity”), with management of Mity owning the remaining 5.01% of the equity of Mity. Mity owns 100% of each of Mity-Lite, Inc. (“Mity-Lite”), Broda Enterprises USA, Inc. (“Broda USA”) and Broda Canada ULC (“Broda Canada”). Mity is a designer, manufacturer and seller of multipurpose room furniture and specialty healthcare seating products.
On September 19, 2013, Prospect made a $29,735 investment in Mity Delaware, of which $22,792 was a senior secured debt to Mity Delaware and $6,943 was a capital contribution to the equity of Mity Delaware. The proceeds were partially utilized to purchase 97.7% of Mity common stock for $21,027. The remaining proceeds were used to issue a $7,200 note from Broda Canada to Mity Delaware, pay $684 of structuring fees from Mity Delaware to Prospect (which was recognized by Prospect as structuring fee income), $311 for legal services provided by attorneys employed by Prospect Administration and $513 was retained by Mity Delaware for working capital.
On September 19, 2013, Prospect made an additional $18,250 senior secured debt investment in Mity. The proceeds were used to repay existing third-party indebtedness, pay $365 of structuring fees from Mity to Prospect (which was recognized by Prospect as structuring fee income), $1,143 of third party expenses and $2,580 was retained by Mity for working capital. Members of management of Mity purchased additional shares of common stock of Mity, reducing Mity Delaware’s ownership to 94.99%. Mity, Mity-Lite and Broda USA are joint borrowers on the senior secured debt of Mity.
On June 23, 2014, Prospect made a new $15,769 debt investment in Mity and Mity distributed proceeds to Mity Delaware as a return of capital. Mity Delaware used this distribution to pay down the senior secured debt of Mity Delaware to Prospect by the same amount. The remaining amount of the senior secured debt due from Mity Delaware to Prospect, $7,200, was then contributed to the capital of Mity Delaware. As a result of this transaction, Prospect held the $15,769 Mity note. Effective June 23, 2014, Mity Enterprises, Inc. was renamed Mity, Inc. (continues as “Mity”) and Broda Enterprises USA, Inc. was renamed Broda USA, Inc. (continues as “Broda”). Management shareholders of Mity made additional purchases of Mity stock such that Mity Delaware owns 94.99% of the equity of Mity at June 30, 2014.
On June 23, 2014, Prospect also extended a new $7,500 senior secured revolving facility to Mity, of which none was funded at closing.

The following dividends were declared and paid from Mity to Mity Delaware and recorded as dividend income by Mity Delaware:

September 19, 2013 to June 30, 2014	$1,628
All dividends were paid from earnings and profits of Mity.
The following interest payments were paid from Broda to Mity Delaware and recognized by Mity Delaware as interest income:

September 19, 2013 to June 30, 2014	$455
The following interest income was accrued by Prospect for interest due from Mity Delaware and recognized by Prospect as interest income:

September 19, 2013 to June 30, 2014	$3,001
At June 30, 2014, $10 of interest recognized above had not yet been paid by Mity Delaware to Prospect and was included by Prospect within interest receivable.
The following payment-in-kind interest was capitalized in the senior secured note to Mity Delaware and recorded as interest income by Prospect:

September 19, 2013 to June 30, 2014	$177
The following interest income was accrued by Prospect for interest due from Mity and recognized by Prospect as interest income:

September 19, 2013 to June 30, 2014	$1,515
The following managerial assistance payments were paid from Mity to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

September 19, 2013 to June 30, 2014	$150
The following payments were paid from Mity Delaware to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Mity Delaware (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

September 19, 2013 to June 30, 2014	$495
The following amounts were due from Prospect to Prospect Administration for reimbursement for legal, tax and portfolio level accounting services provided directly to Mity Delaware for which Prospect received payment on behalf of Prospect Administration (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

June 30, 2014	$75
The following amounts were due from Mity Delaware to Prospect for reimbursement of expenses and included by Prospect within other receivables on the respective Consolidated Statement of Assets and Liabilities (no income was recognized by Prospect):

June 30, 2014	$3
At June 30, 2014, Prospect had a $8 payable to Mity Delaware for reimbursement in excess of expenses which was subsequently utilized to pay other expenses by Prospect on behalf of Mity Delaware.
Nationwide Acceptance Holdings LLC
Prospect owns 100% of the membership interests of Nationwide Acceptance Holdings, LLC (“Nationwide Holdings”). Nationwide Holdings owns 93.79% of the equity of Nationwide Acceptance, LLC (“Nationwide”), with members of Nationwide management owning the remaining 6.21% of the equity.
On January 31, 2013, Prospect initially made a $25,151 investment in Nationwide Holdings, of which $21,308 was a Senior Secured Revolving Credit Facility and $3,843 was in the form of membership interests in Nationwide Holdings. $21,885 of the proceeds were utilized to purchase 93.79% of the membership interests in Nationwide. Proceeds were also used to pay $753 of structuring fees from Nationwide Holdings to Prospect (which was recognized by Prospect as structuring fee income), $350 of third party expenses and $163 of legal services provided by attorneys at Prospect Administration. The remaining $2,000 was retained by Nationwide Holdings as working capital. On March 28, 2014, Prospect funded an additional $4,000 to Nationwide Holdings ($3,400 through the Senior Secured Revolving Credit Facility and $600 to purchase additional membership interests in Nationwide Holdings). The additional funding along with cash on hand was utilized by Nationwide Holdings to fund a $5,000 dividend to Prospect.
On June 18, 2014, Prospect made a new $14,820 second lien term loan to Nationwide. Nationwide distributed this amount to Nationwide Holdings as a return of capital. Nationwide Holdings used the distribution to pay down the Senior Secured Revolving Credit Facility. The remaining $9,888 of the Senior Secured Revolving Credit Facility was then converted to additional membership interests in Nationwide Holdings.
The following dividends were declared and paid from Nationwide to Nationwide Holdings and recorded as dividend income by Nationwide Holdings:

January 31, 2013 to June 30, 2013	$2,615
July 1, 2013 to June 30, 2014	7,074
The following dividends were paid from Nationwide Holdings to Prospect and recognized by Prospect as dividend income:

January 31, 2013 to June 30, 2013	$—
July 1, 2013 to June 30, 2014	5,000
All dividends were paid from earnings and profits of the company paying the dividend.
The following interest income was accrued and subsequently paid from Nationwide Holdings to Prospect for interest due and recognized by Prospect as interest income:

January 31, 2013 to June 30, 2013	$1,788
July 1, 2013 to June 30, 2014	4,322
At June 30, 2013, $12 of interest recognized above had not yet been paid by Nationwide Holdings to Prospect and was included by Prospect within interest receivable.
The following interest income was accrued and subsequently paid from Nationwide to Prospect for interest due and recognized by Prospect as interest income:

January 31, 2013 to June 30, 2013	$—
July 1, 2013 to June 30, 2014	107
At June 30, 2014, $8 of interest recognized above had not yet been paid by Nationwide to Prospect and was included by Prospect within interest receivable.
The following royalty payments were paid from Nationwide Holdings to Prospect and recognized by Prospect as other income:

January 31, 2013 to June 30, 2013	$131
July 1, 2013 to June 30, 2014	354
The following managerial assistance payments were paid from Nationwide to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

January 31, 2013 to June 30, 2013	$167
July 1, 2013 to June 30, 2014	400
At June 30, 2013 and June 30, 2014, $100 and $100 of managerial assistance had been received by Prospect from Nationwide and had not yet been paid to Prospect Administration, respectively. These amounts were included by Prospect in Due to Prospect Administration on the respective Consolidated Statement of Assets and Liabilities.

The following payments were paid from Prospect to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Nationwide Holdings (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

January 31, 2013 to June 30, 2013	$163
July 1, 2013 to June 30, 2014	—
The following payments were paid from Nationwide to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Nationwide Holdings no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

January 31, 2013 to June 30, 2013	$—
July 1, 2013 to June 30, 2014	234
The following amounts were due from Nationwide Holdings to Prospect for reimbursement of expenses paid by Prospect and included by Prospect within other receivables on the respective Consolidated Statement of Assets and Liabilities (no income was recognized by Prospect):

June 30, 2013	$—
June 30, 2014	2
The following amounts were due to Nationwide Holdings from Prospect for reimbursement of expenses and included by Prospect within other liabilities on the respective Consolidated Statement of Assets and Liabilities (no income was recognized by Prospect):

June 30, 2013	$7
June 30, 2014	—
NMMB Holdings, Inc.
Prospect owns 100% of the equity of NMMB Holdings, Inc. (“NMMB Holdings”). NMMB Holdings owns 92.93% of the fully-diluted equity of NMMB, Inc. (“NMMB,” previously NMMB Acquisition, Inc.), with NMMB management owning the remaining 7.07% of the equity. NMMB owns 100% of Refuel Agency, Inc. (“Refuel Agency”). Refuel Agency owns 100% of Armed Forces Communications, Inc. (“Armed Forces”). NMMB is an advertising media buying business.
On May 6, 2011, Prospect initially made a $34,450 investment (of which $31,750 was funded at closing) in NMMB Holdings and NMMB, of which $24,250 was a senior secured term loan to NMMB, $3,000 was a senior secured revolver to NMMB (of which $300 was funded at closing), $2,800 was a senior subordinated term loan to NMMB Holdings and $4,400 to purchase 100% of the Series A Preferred Stock of NMMB Holdings. The proceeds received by NMMB were used to purchase 100% of the equity of Refuel Agency and assets related to the business for $30,069, pay $1,035 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), pay $396 for third party expenses and $250 was retained by NMMB for working capital. On May 31, 2011, NMMB repaid the $300 senior secured revolver.
During the year ended June 30, 2012, NMMB repaid $2,550 of the senior secured term loan. During the year ended June 30, 2013, NMMB repaid $5,700 of the senior secured term loan due.
On December 13, 2013, Prospect invested $8,086 for preferred equity to recapitalize NMMB Holdings. The proceeds were used by NMMB Holdings to repay in full the $2,800 outstanding under the subordinated term loan and the remaining $5,286 of proceeds from Prospect were used by NMMB Holdings to purchase preferred equity in NMMB. NMMB used the proceeds from the preferred equity issuance to pay down the senior term loan.
On June 12, 2014, Prospect made a new $7,000 senior secured term loan to Armed Forces. Armed Forces distributed this amount to Refuel Agency as a return of capital. Refuel Agency distributed this amount to NMMB as a return of capital, which was used to pay down $7,000 of NMMB’s $10,714 senior secured term loan to Prospect. As of June 30, 2014, Prospect held $3,714 of senior secured term loan NMMB and $7,000 senior secured term loan of Armed Forces. Effective June 12, 2014, NMMB Acquisition, Inc. was renamed NMMB, Inc. (continues as “NMMB”). NMMB Holdings continues to own 92.93% of the fully-diluted equity of NMMB as of June 30, 2014.

The following interest income was accrued and subsequently paid to Prospect for interest due from NMMB Holdings and recognized by Prospect as interest income:

July 1, 2011 to June 30, 2012	$428
July 1, 2012 to June 30, 2013	426
July 1, 2013 to June 30, 2014	192
At June 30, 2013, $3 of interest recognized above had not yet been paid by NMMB Holdings to Prospect and was included by Prospect within interest receivable. There was no such outstanding interest due to Prospect from NMMB Holdings as of June 30, 2014.
The following interest income was accrued by Prospect for interest due from NMMB and recognized by Prospect as interest income:

July 1, 2011 to June 30, 2012	$3,255
July 1, 2012 to June 30, 2013	2,600
July 1, 2013 to June 30, 2014	1,859
At June 30, 2013 and 2014, $20 and $4 of interest recognized above had not yet been paid by NMMB to Prospect and was included by Prospect within interest receivable.
The following managerial assistance payments were paid from NMMB Holdings to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

July 1, 2011 to June 30, 2012	$361
July 1, 2012 to June 30, 2013	500
July 1, 2013 to June 30, 2014	100
At June 30, 2014, $300 of managerial assistance due had not yet been paid by NMMB Holdings to Prospect and was included by Prospect within other receivables.
The following amounts were due from Prospect to Prospect Administration for reimbursement of managerial assistance payments for which Prospect received payment on behalf of Prospect Administration (no direct income was recognized by Prospect):

June 30, 2013	$100
June 30, 2014	300
The following payments were paid from NMMB Holdings to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to NMMB Holdings (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

July 1, 2011 to June 30, 2012	$—
July 1, 2012 to June 30, 2013	12
July 1, 2013 to June 30, 2014	—
NPH Property Holdings, LLC
Prospect owns 100% of the equity of NPH Property Holdings, LLC (“NPH”). NPH owns 100% of the common equity of National Property Holdings Corp. (“NPRC”). NPRC is a Maryland corporation and a qualified REIT for federal income tax purposes. In order to qualify as a REIT, NPRC issued 125 shares of Series A Cumulative Non-Voting Preferred Stock to 125 accredited investors. The preferred stockholders are entitled to receive cumulative dividends semi-annually at an annual rate of 12.5% and do not have the ability to participate in the management or operation of NPRC.
NPRC was formed to acquire, operate, finance, lease, manage, and sell a portfolio of real estate assets and engage in any and all other activities as may be necessary, incidental or convenient to carry out the foregoing. NPRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties.
On December 31, 2013, APRC distributed its majority interests in five JVs holding real estate assets to APH. APH then distributed these JV interests to Prospect in a transaction characterized as a return of capital. Prospect, on the same day, contributed certain of these JV interests to NPH and the remainder to UPH (each wholly-owned subsidiaries of Prospect). Each of NPH and UPH immediately thereafter contributed these JV interests to NPRC and UPRC, respectively. The total investments in the JVs transferred to NPH and from NPH to NPRC consisted of $79,309 and $16,315 of debt and equity financing, respectively. There was no material gain or loss realized on these transactions.
On December 31, 2013, Prospect made a $10,620 investment in NPH, of which $8,800 was a Senior Term Loan and $1,820 was used to purchase additional membership interests of NPH. The proceeds were utilized by NPH to purchase additional NPRC common equity for $10,620. The proceeds were utilized by NPRC to purchase a 93.0% ownership interest in APH Carroll Bartram Park, LLC for $10,288 and to pay $113 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), with $219 retained by NPRC for working capital. APH Carroll Bartram Park, LLC was purchased by NPRC for $38,000 which included debt financing and minority interest of $28,500 and $774, respectively. The remaining proceeds were used to pay $206 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), $1,038 of third party expenses, $5 of legal services provided by attorneys at Prospect Administration, and $304 of pre-paid assets, with $9 retained by NPRC for working capital.
Between January 7, 2014 and March 13, 2014, Prospect made a $14,000 investment in NPH, of which $11,900 was a Senior Term Loan and $2,100 was used to purchase additional membership interests of NPH. The proceeds were utilized by NPH to purchase consumer loans from a third party.
On January 31, 2014, Prospect made a $4,805 investment in NPH, of which $4,000 was a Senior Term Loan and $805 used to purchase additional membership interests of NPH. The proceeds were utilized by NPH to purchase additional NPRC common equity for $4,805. The proceeds were utilized by NPRC to purchase a 93.0% ownership interest in APH Carroll Atlantic Beach, LLC for $4,603 and to pay $52 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), with $150 retained by NPRC for working capital. APH Carroll Atlantic Beach, LLC was purchased by NPRC for $13,025 which included debt financing and minority interest of $9,118 and $346, respectively. The remaining proceeds were used to pay $92 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), $681 of third party expenses, $7 of legal services provided by attorneys at Prospect Administration, and $182 of pre-paid assets, with $80 retained by NPRC for working capital.
Effective as of April 1, 2014, Prospect made a new $104,460 senior term loan to NPRC. NPRC then distributed this amount to NPH as a return of capital which was used to pay down the Senior Term Loan from NPH by the same amount. Effective April 1, 2014, National Property Holdings Corp. was renamed National Property REIT Corp. (continues as “NPRC”). NPH continues to own 100% of the common equity of NPRC at June 30, 2014.
Between April 3, 2014 and May 21, 2014, Prospect made an $11,000 investment in NPH and NPRC, of which $9,350 was a Senior Term Loan to NPRC and $1,650 was used to purchase additional membership interests of NPH. The proceeds were utilized by NPH to purchase additional NPRC common equity for $1,650. The proceeds were utilized by NPRC to purchase consumer loans from a third party.
The following cash distributions were declared and paid from NPRC to NPH and recorded as a return of capital by NPH:

December 31, 2013 to June 30, 2014	$106,810
The following cash distributions were declared and paid from NPRC to Prospect and recorded as a return of capital by Prospect:

December 31, 2013 to June 30, 2014	$9,900
The following interest income was accrued and subsequently paid by NPH to Prospect and recognized by Prospect as interest income:

December 31, 2013 to June 30, 2014	$2,406
The following interest income was accrued and subsequently paid by NPRC to Prospect and recognized by Prospect as interest income:

December 31, 2013 to June 30, 2014	$3,117
At June 30, 2014, $432 and $18 of interest from NPH and NPRC was capitalized payment-in-kind interest and was included by Prospect in the investment cost basis, respectively.

The following royalty payments were paid from NPH to Prospect and recognized by Prospect as other income:

December 31, 2013 to June 30, 2014	$278
The following royalty payments were paid from NPRC to Prospect and recognized by Prospect as other income:

December 31, 2013 to June 30, 2014	$288
The following managerial assistance payments were paid from NPRC to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

December 31, 2013 to June 30, 2014	$255
The following amounts were due from Prospect to Prospect Administration for managerial assistance payments for which Prospect received payment on behalf of Prospect Administration (no direct income was recognized by Prospect):

June 30, 2014	$128
The following amounts were due from NPH to Prospect for reimbursement of expenses paid by Prospect on behalf of NPH and included by Prospect within other receivables on the respective Consolidated Statement of Assets and Liabilities:

June 30, 2014	$7
R-V Industries, Inc.
As of July 1, 2011 and continuing through June 30, 2014, Prospect owns 88.27% of the fully-diluted equity of R-V Industries, Inc. (“R-V”), with R-V management owning the remaining 11.73% of the equity. As of June 30, 2011, Prospect’s equity investment cost basis was $1,682 and $5,087 for warrants and common stock, respectively.
On November 30, 2012, Prospect made a $9,500 second lien term loan to R-V and R-V received an additional $4,000 of senior secured financing from a third-party lender. The combined $13,500 of proceeds was partially utilized by R-V to pay a dividend to its common stockholders in an aggregate amount equal to $13,288 (including $11,073 to Prospect recognized by Prospect as a dividend). The remaining proceeds were used by R-V to pay $142 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), $47 for third party expenses and $23 for legal services provided by attorneys at Prospect Administration.
On June 12, 2013, Prospect provided an additional $23,250 to the second lien term loan to R-V. The proceeds were partially utilized by R-V to pay a dividend to the common stockholders in an aggregate amount equal to $15,000 (including $13,240 dividend to Prospect). The remaining proceeds were used to pay off $7,835 of outstanding debt due from R-V to a third-party, $11 for legal services provided by attorneys at Prospect Administration and $404 was retained by R-V for working capital. On February 28, 2014, R-V repaid $2,339 of the second lien term loan due to Prospect.
The following dividends were paid from R-V to Prospect and recognized by Prospect as dividend income:

July 1, 2011 to June 30, 2012	$283
July 1, 2012 to June 30, 2013	24,462
July 1, 2013 to June 30, 2014	1,100
All dividends were paid from earnings and profits of R-V.
The following income was accrued and subsequently paid from R-V to Prospect and recognized by Prospect as interest income:

July 1, 2011 to June 30, 2012	$—
July 1, 2012 to June 30, 2013	781
July 1, 2013 to June 30, 2014	3,188

The following amounts were due from R-V to Prospect for interest and included by Prospect within interest receivable on the respective Consolidated Statement of Assets and Liabilities:

June 30, 2012	$—
June 30, 2013	27
June 30, 2014	—
The following managerial assistance payments were paid from R-V to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

July 1, 2011 to June 30, 2012	$174
July 1, 2012 to June 30, 2013	180
July 1, 2013 to June 30, 2014	180
The following amounts were due from Prospect to Prospect Administration for reimbursement of managerial assistance payments for which Prospect received payment on behalf of Prospect Administration (no direct income was recognized by Prospect):

June 30, 2012	$45
June 30, 2013	15
June 30, 2014	45
The following payments were paid from R-V to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to R-V (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

July 1, 2011 to June 30, 2012	$—
July 1, 2012 to June 30, 2013	37
July 1, 2013 to June 30, 2014	—
STI Holding, Inc.
Prospect owns 100% of the equity of STI Holding, Inc. (“STI”), which owns 100% of the equity of Borga, Inc. (“Borga”). Borga manufactures pre-engineered metal buildings and components for the agricultural and light industrial markets.
On May 6, 2005, Patriot Capital Funding, Inc. (previously acquired by Prospect) provided $14,000 in senior secured debt to Borga. The debt was comprised of $1,000 Senior Secured Revolver, $3,500 Senior Secured Term Loan A, $2,500 Senior Secured Term Loan B and $7,000 Senior Secured Term Loan C. On March 31, 2009, Borga made its final amortization payment on the Senior Secured Term Loan A. The other loans remained outstanding. Prospect owned warrants to purchase 33,750 shares of common stock in Metal Buildings Holding Corporation (“Metal Buildings”), the former holding company of Borga. Metal Buildings owned 100% of Borga, Inc.
On March 8, 2010, Prospect acquired the remaining common stock of Borga.
On January 24, 2014, Prospect contributed its holdings in Borga to STI. STI also holds $3,371 of proceeds from the sale of a minority equity interest in SMART LLC (“Smart”). Prospect initially acquired membership interests in SMART indirectly as part of the Patriot acquisition on December 2, 2009 recording a zero cost basis for the equity investment. The $3,371 was distributed to Prospect on May 29, 2014, of which $3,246 was paid from earnings and profits of STI and was recognized as dividend income by Prospect. The remaining $125 was recognized as return of capital by Prospect.
UPH Property Holdings, LLC
Prospect owns 100% of the equity of UPH Property Holdings, LLC (“UPH”). UPH owns 100% of the common equity of United Property Holdings Corp. (“UPRC”). UPRC is a Maryland corporation and a qualified REIT for federal income tax purposes. In order to qualify as a REIT, UPRC issued 125 shares of Series A Cumulative Non-Voting Preferred Stock to 125 accredited investors. The preferred stockholders are entitled to receive cumulative dividends semi-annually at an annual rate of 12.5% and do not have the ability to participate in the management or operation of UPRC.

UPRC was formed to acquire, operate, finance, lease, manage, and sell a portfolio of real estate assets and engage in any and all other activities as may be necessary, incidental or convenient to carry out the foregoing. UPRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties.
On December 31, 2013, APRC distributed its majority interests in five JVs holding real estate assets to APH. APH then distributed these JV interests to Prospect in a transaction characterized as a return of capital. Prospect, on the same day, contributed certain of these JV interests to NPH and the remainder to UPH (each wholly-owned subsidiaries of Prospect). Each of NPH and UPH immediately thereafter contributed these JV interests to NPRC and UPRC, respectively. The total investments in the JVs transferred to UPH and from UPH to UPRC consisted of $18,855 and $3,707 of debt and equity financing, respectively. There was no material gain or loss realized on these transactions.
Effective as of April 1, 2014, Prospect made a new $19,027 senior term loan to UPRC. UPRC then distributed this amount to UPH as a return of capital which was used to pay down the Senior Term Loan from UPH by the same amount. Effective April 1, 2014, United Property Holdings Corp. was renamed United Property REIT Corp. (continues as “UPRC”). UPH continues to own 100% of the common equity of UPRC at June 30, 2014.
On June 4, 2014, Prospect made a $1,405 investment in UPH to purchase additional membership interests of UPH. The proceeds were utilized by UPH to purchase additional UPRC common equity for $1,405. The proceeds were utilized by UPRC to acquire the real property located at 1201 West College, Marshall, MO (“Taco Bell, MO”) for $1,405.
The following cash distributions were declared and paid from UPRC to UPH and recorded as a return of capital by UPH:

December 31, 2013 to June 30, 2014	$20,086
The following interest income was accrued and subsequently paid by UPH to Prospect and recognized by Prospect as interest income:

December 31, 2013 to June 30, 2014	$375
The following interest income was accrued and subsequently paid by UPRC to Prospect and recognized by Prospect as interest income:

December 31, 2013 to June 30, 2014	$553
At June 30, 2014, $6 of interest recognized above had not yet been paid by UPRC to Prospect and was included by Prospect within interest receivable.
At June 30, 2014, $173 of interest from UPH was capitalized payment-in-kind interest and was included by Prospect in the investment cost basis.
The following royalty payments were paid from UPH to Prospect and recognized by Prospect as other income:

December 31, 2013 to June 30, 2014	$69
The following royalty payments were paid from UPRC to Prospect and recognized by Prospect as other income:

December 31, 2013 to June 30, 2014	$87
The following managerial assistance payments were paid from UPRC to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

December 31, 2013 to June 30, 2014	$100
Valley Electric Holdings I, Inc.
As of June 30, 2014, Prospect owns 100% of the common stock of Valley Electric Holdings I, Inc. (“Valley Holdings I”). Valley Holdings I owns 100% of Valley Electric Holdings II, Inc. (“Valley Holdings II”). Valley Holdings II owns 94.99% of Valley Electric Company, Inc. (“Valley Electric”), with Valley Electric management owning the remaining 5.01% of the equity. Valley Electric owns 100% of the equity of VE Company, Inc., which owns 100% of the equity of Valley Electric Co. of Mt. Vernon, Inc. (“Valley”), a leading provider of specialty electrical services in the state of Washington and among the top 50 electrical contractors in the U.S.

On December 31, 2012, Prospect initially invested $52,098 (including 4,141,547 common shares of Prospect at a fair value of $44,650) in exchange for $32,572 was in the form of a senior secured note of Valley Holdings I, a $10,000 senior secured note of Valley Electric (discussed below) and $9,526 to purchase the common stock of Valley Holdings I. The proceeds were partially utilized by Valley Holdings I to purchase 100% of Valley Holdings II common stock for $40,528. The remaining proceeds at Valley Holdings I were used to pay $977 of structuring fees from Valley Holdings I to Prospect (which were recognized by Prospect as structuring fee income), $345 for legal services provided by attorneys at Prospect Administration and $248 was retained by Valley Holdings I as working capital. The $40,528 of proceeds received by Valley Holdings II were subsequently used to purchase 96.3% of Valley Electric’s common stock. The $40,528 proceeds received by Valley Electric, in addition to $1,500 co-invest from management, were used to fund an equity investment in Valley.
On December 31, 2012, Prospect invested $10,000 (as mentioned above) into Valley in the form of senior secured debt. Total proceeds of $52,028 received by Valley (including $42,028 equity investment mentioned above) were used to purchase the equity of Valley from third-party sellers for $45,650, pay $4,628 of third-party transaction expenses (including bonuses to Valley’s management of $2,320), pay $250 from Valley to Prospect (which were recognized by Prospect as structuring fee income) and $1,500 was retained by Valley for working capital.
On June 24, 2014, Valley Holdings II and management of Valley formed Valley Electric and contributed their shares of Valley stock to Valley Electric. Prospect made a new $20,471 senior secured loan to Valley Electric. Valley Electric then distributed this amount to Valley Holdings I, via Valley Holdings II, as a return of capital which was used to pay down the senior secured note of Valley Holdings I by the same amount. The remaining principal amount of the senior secured note, $16,754, was then contributed to the capital of Valley Holdings I. At June 30, 2014, Prospect holds $30,581 of senior secured debt issued by Valley.
The following dividends were declared and paid from Valley to Valley Holdings II, which were subsequently distributed to and recognized as dividend income by Valley Holdings I:

December 31, 2012 to June 30, 2013	$1,865
July 1, 2013 to June 30, 2014	2,953
All dividends were paid from earnings and profits of Valley and Valley Holdings II.
The following cash payments from Valley Holdings I to Prospect were recorded as a repayment of loan receivable by Prospect:

December 31, 2012 to June 30, 2013	$—
July 1, 2013 to June 30, 2014	20,471
The following cash payments from Valley to Prospect were recorded as a repayment of loan receivable by Prospect:

December 31, 2012 to June 30, 2013	$100
July 1, 2013 to June 30, 2014	200
The following interest income was accrued and subsequently paid from Valley Holdings I to Prospect and recognized by Prospect as interest income:

December 31, 2012 to June 30, 2013	$1,489
July 1, 2013 to June 30, 2014	3,161
The following payment-in-kind interest was capitalized in the senior secured note to Valley Holdings I and recognized as interest income by Prospect:

December 31, 2012 to June 30, 2013	$1,489
July 1, 2013 to June 30, 2014	3,161
The following interest income was accrued by Prospect for interest due from Valley and recognized by Prospect as interest income:

December 31, 2012 to June 30, 2013	$408
July 1, 2013 to June 30, 2014	820
At June 30, 2014, $3 of interest recognized above had not yet been paid by Valley to Prospect and was included by Prospect within interest receivable.

The following payment-in-kind interest was capitalized in the senior secured note to Valley and recognized as interest income by Prospect:

December 31, 2012 to June 30, 2013	$125
July 1, 2013 to June 30, 2014	255
The following interest income was accrued and subsequently paid from Valley Electric to Prospect for interest due and recognized by Prospect as interest income:

December 31, 2012 to June 30, 2013	$—
July 1, 2013 to June 30, 2014	74
At June 30, 2014, $45 of interest recognized above had not yet been paid by Valley Electric to Prospect and was included by Prospect within interest receivable.
The following payment-in-kind interest was capitalized in the senior secured note to Valley Electric and recognized as interest income by Prospect:

December 31, 2012 to June 30, 2013	$—
July 1, 2013 to June 30, 2014	29
The following royalty payments were paid from Valley Holdings I to Prospect and recognized by Prospect as other income:

December 31, 2012 to June 30, 2013	$98
July 1, 2013 to June 30, 2014	148
The following managerial assistance payments were paid from Valley to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

December 31, 2012 to June 30, 2013	$150
July 1, 2013 to June 30, 2014	300
The following payments were paid from Valley Holdings I to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Valley Holdings I (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable to Prospect Administration resulting in a reduction of the overhead allocation from Prospect Administration):

December 31, 2012 to June 30, 2013	$345
July 1, 2013 to June 30, 2014	91
The following amounts were due from Valley Holdings I to Prospect for reimbursement of expenses and included by Prospect within other receivables on the respective Consolidated Statement of Assets and Liabilities:

June 30, 2013	$27
June 30, 2014	—
At June 30, 2014, Prospect had a $6 payable to Valley Holdings I for reimbursement in excess of expenses which was subsequently utilized to pay other expenses by Prospect on behalf of Valley Holdings I.
Wolf Energy Holdings Inc.
Prospect owns 100% of the equity of Wolf Energy Holdings Inc. (“Wolf Energy Holdings”). Wolf Energy Holdings owns 100% of each of Appalachian Energy Holdings LLC (“AEH”), Coalbed, LLC (“Coalbed”) and Wolf Energy, LLC (“Wolf Energy”). AEH owns 100% of C&S Operating, LLC and Coalbed owns 100% of Coalbed Operator, LLC.
Wolf Energy Holdings is a holding company formed to hold 100% of the outstanding membership interests of each of AEH and Coalbed. The membership interests and associated operating company debt of AEH and Coalbed, which were previously owned by Manx Energy, Inc. (“Manx”), were assigned to Wolf Energy Holdings effective June 30, 2012. The purpose of assignment was to remove those activities from Manx deemed non-core by the Manx convertible debt investors who were not interested in funding those operations. In addition, effective June 29, 2012, C&J Cladding Holding Company, Inc. (“C&J Holdings”) merged with and into Wolf Energy Holdings, with Wolf Energy Holdings as the surviving entity. At the time of the merger, C&J Holdings held the remaining undistributed proceeds in cash from the sale of its membership interests in C&J Cladding, LLC (“C&J”) (discussed below). The merger was effectuated in connection with the broader simplification of Prospect’s energy investment holdings.
On June 1, 2012, Prospect sold the membership interests in C&J for $5,500. Proceeds from the sale were used to pay a $3,000 distribution to Prospect ($580 reduction in cost basis and $2,420 realized gain recognized by Prospect), an advisory fee of $1,500 from C&J to Prospect (which was recognized by Prospect as other income) and $978 was retained by C&J as working capital to pay $22 of legal services provided by attorneys at Prospect Administration and third-party expenses.
On June 30, 2012, AEH and Coalbed loans with a cost basis of $7,991 were assigned by Prospect to Wolf Energy Holdings Inc. from Manx Energy, Inc.
On February 27, 2013, Prospect made a $50 senior secured debt investment senior secured to East Cumberland, L.L.C. (“East Cumberland”), a former wholly-owned subsidiary of AEH with AEH as guarantor. Proceeds were used to pay off vendors.
On April 15, 2013, Prospect foreclosed on the assets of H&M Oil & Glass, LLC (“H&M”). At the time of foreclosure, H&M was in default on loans receivables due to Prospect with a cost basis of $64,449. The assets previously held by H&M were assigned by Prospect to Wolf Energy in exchange for a $66,000 term loan secured by the assets. The cost basis in this loan of $44,632 was determined in accordance with ASC 310-40, Troubled Debt Restructurings by Creditors, and was equal to the fair value of assets at the time of transfer resulting in a capital loss of $19,647 in connection with the foreclosure on the assets. On May 17, 2013, Wolf Energy sold the assets located in Martin County, which were previously held by H&M, for $66,000. Proceeds from the sale were primarily used to repay the loan and net profits interest receivable due to us resulting in a realized capital gain of $11,826 offsetting the previously recognized loss. Prospect received $3,960 of structuring and advisory fees from Wolf Energy during the year ended June 30, 2013 related to the sale and $991 under the net profits interest agreement which was recognized as other income during the fiscal year ended June 30, 2013.
Effective June 6, 2014, Appalachian Energy Holdings LLC was renamed Appalachian Energy LLC (continues as “AEH”).
The following interest income was paid to Prospect for interest due from Wolf Energy and recognized by Prospect as interest income:

June 30, 2012	$—
July 1, 2012 to June 30, 2013	452
July 1, 2013 to June 30, 2014	—
Note 15. Litigation
From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of these matters as they arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. During the year ended June 30, 2014, we received $5,825 of legal cost reimbursement from a litigation settlement, which had been expensed in prior quarters, and is recognized as other income on our consolidated financial statements. We are not aware of any other material litigation as of the date of this report.

Note 16. Financial Highlights
The following is a schedule of financial highlights for each of the five years in the period ended June 30, 2014:

	Year Ended June 30,
	2014	2013	2012	2011	2010
Per Share Data
Net asset value at beginning of year	$10.72	$10.83	$10.36	$10.30	$12.40
Net investment income(1)	1.19	1.57	1.63	1.10	1.13
Net realized (loss) gain on investments(1)	(0.01)	(0.13)	0.32	0.19	(0.87)
Net change in unrealized (depreciation) appreciation on investments(1)	(0.12)	(0.37)	(0.28)	0.09	0.07
Dividends to shareholders	(1.32)	(1.28)	(1.22)	(1.21)	(1.33)
Common stock transactions(2)	0.10	0.10	0.02	(0.11)	(1.22)
Fair value of equity issued for Patriot acquisition	—	—	—	—	0.12
Net asset value at end of year	$10.56	$10.72	$10.83	$10.36	$10.30

Per share market value at end of year	$10.63	$10.80	$11.39	$10.11	$9.65
Total return based on market value(3)	10.88%	6.24%	27.21%	17.22%	17.66%
Total return based on net asset value(3)	10.97%	10.91%	18.03%	12.54%	(6.82%)
Shares of common stock outstanding at end of year	342,626,637	247,836,965	139,633,870	107,606,690	69,086,862
Weighted average shares of common stock outstanding	300,283,941	207,069,971	114,394,554	85,978,757	59,429,222

Ratios/Supplemental Data
Net assets at end of year	$3,618,182	$2,656,494	$1,511,974	$1,114,357	$711,424
Portfolio turnover rate	15.21%	29.24%	29.06%	27.63%	21.61%
Annualized ratio of operating expenses to average net assets	11.11%	11.50%	10.73%	8.47%	7.54%
Annualized ratio of net investment income to average net assets	11.18%	14.86%	14.92%	10.60%	10.69%

(1)	Financial highlights are based on the weighted average number of common shares outstanding for the period presented (except for dividends to shareholders which is based on actual rate per share).

(2)
Common stock transactions include the effect of our issuance of common stock in public offerings (net of underwriting and offering costs), shares issued in connection with our dividend reinvestment plan and shares issued to acquire investments. The fair value of equity issued to acquire portfolio investments from Patriot has been presented separately for the year ended June 30, 2010.

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

Note 17. Selected Quarterly Financial Data (Unaudited)
The following table sets forth selected financial data for each quarter within the three years ended June 30, 2014:

	Investment Income		Net Investment Income		Net Realized and Unrealized Gains (Losses)		Net Increase in Net Assets from Operations
Quarter Ended	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)
September 30, 2011	$55,342	$0.51	$27,877	$0.26	$12,023	$0.11	$39,900	$0.37
December 31, 2011	67,263	0.61	36,508	0.33	27,984	0.26	64,492	0.59
March 31, 2012	95,623	0.84	58,072	0.51	(7,863)	(0.07)	50,209	0.44
June 30, 2012	102,682	0.82	64,227	0.52	(27,924)	(0.22)	36,303	0.29

September 30, 2012	123,636	0.76	74,027	0.46	(26,778)	(0.17)	47,249	0.29
December 31, 2012	166,035	0.85	99,216	0.51	(52,727)	(0.27)	46,489	0.24
March 31, 2013	120,195	0.53	59,585	0.26	(15,156)	(0.07)	44,429	0.20
June 30, 2013	166,470	0.68	92,096	0.38	(9,407)	(0.04)	82,689	0.34

September 30, 2013	161,034	0.62	82,337	0.32	(2,437)	(0.01)	79,900	0.31
December 31, 2013	178,090	0.62	92,215	0.32	(6,853)	(0.02)	85,362	0.30
March 31, 2014	190,327	0.60	98,523	0.31	(16,422)	(0.06)	82,101	0.26
June 30, 2014	182,840	0.54	84,148	0.25	(12,491)	(0.04)	71,657	0.21

(1)
Per share amounts are calculated using the weighted average number of common shares outstanding for the period presented. As such, the sum of the quarterly per share amounts above will not necessarily equal the per share amounts for the fiscal year.

Note 18. Subsequent Events
On July 11, 2014, we increased total commitments to our Revolving Credit Facility by $10,000 to $867,500 in the aggregate.
On July 22, 2014, Injured Workers Pharmacy, LLC repaid the $22,678 loan receivable to us.
On July 23, 2014, Correctional Healthcare Holding Company, Inc. repaid the $27,100 loan receivable to us.
On July 23, 2014, we increased total commitments to our Revolving Credit Facility by $10,000 to $877,500 in the aggregate.
On July 24, 2014, we issued 98,503 shares of our common stock in connection with the dividend reinvestment plan.
On July 28, 2014, Tectum Holdings, Inc. repaid the $10,000 loan receivable to us.
On August 1, 2014, we sold our investments in AMU Holdings Inc. and Airmall Inc. for net proceeds of $51,379. In addition, there is $6,000 being held in escrow, of which 98% is due to Prospect, which will be recognized if and when received.
On August 5, 2014, we made an investment of $39,105 to purchase 70.94% of the subordinated notes in CIFC Funding 2014-IV, Ltd.
On August 13, 2014, we provided $210,000 of senior secured financing, of which $200,000 was funded at closing, to support the recapitalization of Trinity Services Group, Inc., a leading food services company in the H.I.G. Capital portfolio.
On August 14, 2014, we announced the then current conversion rate on the 2018 Notes as 83.6661 shares of common stock per $1 principal amount of the 2018 Notes converted, which is equivalent to a conversion price of approximately $11.95.
On August 21, 2014, we issued 129,435 shares of our common stock in connection with the dividend reinvestment plan.
On August 22, 2014, Byrider Systems Acquisition Corp. repaid the $11,177 loan receivable to us.
On August 22, 2014, Capstone Logistics, LLC repaid the $189,941 loan receivable to us.
On August 22, 2014, TriMark USA, LLC repaid the $10,000 loan receivable to us.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2014, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Report of Management on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2014. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.
Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of June 30, 2014 based upon criteria in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, management determined that the Company's internal control over financial reporting was effective as of June 30, 2014 based on the criteria on Internal Control—Integrated Framework (1992) issued by COSO. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.
Our management's assessment of the effectiveness of our internal control over financial reporting as of June 30, 2014 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Prospect Capital Corporation
New York, New York
We have audited Prospect Capital Corporation's internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Prospect Capital Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Item 9A, Report of Management on Internal Control Over Financial Reporting." Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Prospect Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities of Prospect Capital Corporation, including the consolidated schedules of investments, as of June 30, 2014 and 2013, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended June 30, 2014, and the financial highlights for each of the five years in the period ended June 30, 2014, and our report dated August 25, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP
New York, New York
August 25, 2014

Item 9B. Other Information
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of the Company's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. To the Company's knowledge, during the fiscal year ended June 30, 2014, the Company's officers, directors and greater than 10% stockholders had complied with all Section 16(a) filing requirements.
The information required by Item 10 is hereby incorporated by reference from our 2014 Proxy Statement.
Code of Ethics
We, Prospect Capital Management and Prospect Administration have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code's requirements. For information on how to obtain a copy of each code of ethics, see "Available Information" in Part I of this Annual Report.
Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our 2014 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our 2014 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our 2014 Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information required by Item 14 is hereby incorporated by reference from our 2014 Proxy Statement.
PART IV
Item 15. Exhibits, Financial Statement Schedules
The following documents are filed as part of this Annual Report:

1.	Financial Statements – See the Index to Consolidated Financial Statements in Item 8 of this report.

2.
Financial Statement Schedules – The schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission ("SEC") are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3.
Exhibits – The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.
3.1	Articles of Amendment and Restatement, as amended(1)
3.2	Amended and Restated Bylaws(2)
4.1	Form of Share Certificate(3)
4.2	Indenture dated as of December 21, 2010 relating to the 6.25% Senior Convertible Notes, by and between the Registrant and American Stock Transfer & Trust Company, as Trustee (7)
4.3	Form of 6.25% Senior Convertible Note due 2015 (8)
4.4	Indenture dated as of February 18, 2011 relating to the 5.50% Senior Convertible Notes, by and between the Registrant and American Stock Transfer & Trust Company, as Trustee (9)
4.5	Form of 5.50% Senior Convertible Note due 2016 (10)
4.6	Indenture dated as of February 16, 2012, by and between the Registrant and American Stock Transfer & Trust Company, LLC, as Trustee (11)
4.7	First Supplemental Indenture dated as of March 1, 2012, to the Indenture dated as of February 16, 2012, by and between the Registrant and American Stock Transfer & Trust Company, LLC, as Trustee (11)
4.8	Form of 7.00% Prospect Capital InterNote® due 2022 (included as part of Exhibit 4.7)(11)
4.9	Second Supplemental Indenture dated as of March 8, 2012, to the Indenture dated as of February 16, 2012, by and between the Registrant and American Stock Transfer & Trust Company, LLC, as Trustee (12)
4.10	Form of 6.900% Prospect Capital InterNote® due 2022 (included as part of Exhibit 4.9)(12)
4.11
Joinder Supplemental Indenture dated as of March 8, 2012, to the Indenture dated as of February 16, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Original Trustee, and U.S. Bank National Association, as Series Trustee (12)

4.12
Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee (13)

4.13
Third Supplemental Indenture dated as of April 5, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (14)

4.14	Form of 6.850% Prospect Capital InterNote® due 2022 (included as part of Exhibit 4.13)(14)
4.15
Fourth Supplemental Indenture dated as of April 12, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (15)

4.16	Form of 6.700% Prospect Capital InterNote® due 2022 (included as part of Exhibit 4.15)(15)
4.17	Indenture dated as of April 16, 2012 relating to the 5.375% Senior Convertible Notes, by and between the Registrant and American Stock Transfer & Trust Company, as Trustee (16)
4.18	Form of 5.375% Senior Convertible Note due 2017 (17)
4.19
Fifth Supplemental Indenture dated as of April 26, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (18)

4.20	Form of 6.500% Prospect Capital InterNote® due 2022 (included as part of Exhibit 4.19)(18)
4.21
Supplemental Indenture dated as of May 1, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (19)

4.22	Form of Global Note 6.95% Senior Note due 2022 (20)
4.23
Sixth Supplemental Indenture dated as of June 14, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (21)

4.24	Form of 6.950% Prospect Capital InterNote® due 2022 (included as part of Exhibit 4.23)(21)

Exhibit No.
4.25
Seventh Supplemental Indenture dated as of June 28, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (22)

4.26	Form of 6.550% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.25)(22)
4.27
Eighth Supplemental Indenture dated as of July 6, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (23)

4.28	Form of 6.450% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.27)(23)
4.29
Ninth Supplemental Indenture dated as of July 12, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (24)

4.30	Form of 6.350% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.29)(24)
4.31
Tenth Supplemental Indenture dated as of July 19, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (25)

4.32	Form of 6.300% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.31)(25)
4.33
Eleventh Supplemental Indenture dated as of July 26, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (26)

4.34	Form of 6.200% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.33)(26)
4.35
Twelfth Supplemental Indenture dated as of August 2, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (27)

4.36	Form of 6.150% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.35)(27)
4.37
Thirteenth Supplemental Indenture dated as of August 9, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (28)

4.38	Form of 6.150% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.37)(28)
4.39	Indenture dated as of August 14, 2012 relating to the 5.75% Senior Convertible Notes, by and between the Registrant and American Stock Transfer & Trust Company, as Trustee (29)
4.40	Form of 5.75% Senior Convertible Note due 2018 (30)
4.41
Fourteenth Supplemental Indenture dated as of August 16, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (31)

4.42	Form of 6.100% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.41)(31)
4.43
Fifteenth Supplemental Indenture dated as of August 23, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (32)

4.44	Form of 6.050% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.43)(32)
4.45
Sixteenth Supplemental Indenture dated as of September 7, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (33)

4.46	Form of 6.000% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.45)(33)

Exhibit No.
4.47
Seventeenth Supplemental Indenture dated as of September 13, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (34)

4.48	Form of 5.950% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.47)(34)
4.49
Eighteenth Supplemental Indenture dated as of September 20, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (35)

4.50	Form of 5.900% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.49)(35)
4.51
Nineteenth Supplemental Indenture dated as of September 27, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (36)

4.52	Form of 5.850% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.51)(36)
4.53
Twentieth Supplemental Indenture dated as of October 4, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (37)

4.54	Form of 5.700% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.53)(37)
4.55
Twenty-First Supplemental Indenture dated as of November 23, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (38)

4.56	Form of 5.125% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.55)(38)
4.57
Twenty-Second Supplemental Indenture dated as of November 23, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (38)

4.58	Form of 6.625% Prospect Capital InterNote® due 2042 (included as part of Exhibit 4.57)(38)
4.59
Twenty-Third Supplemental Indenture dated as of November 29, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (39)

4.60	Form of 5.000% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.59)(39)
4.61
Twenty-Fourth Supplemental Indenture dated as of November 29, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (39)

4.62	Form of 5.750% Prospect Capital InterNote® due 2032 (included as part of Exhibit 4.61)(39)
4.63
Twenty-Fifth Supplemental Indenture dated as of November 29, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (39)

4.64	Form of 6.500% Prospect Capital InterNote® due 2042 (included as part of Exhibit 4.63)(39)
4.65
Twenty-Sixth Supplemental Indenture dated as of December 6, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (40)

4.66	Form of 4.875% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.65)(40)
4.67
Twenty-Seventh Supplemental Indenture dated as of December 6, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (40)

4.68	Form of 5.625% Prospect Capital InterNote® due 2032 (included as part of Exhibit 4.67)(40)

Exhibit No.
4.69
Twenty-Eighth Supplemental Indenture dated as of December 6, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (40)

4.70	Form of 6.375% Prospect Capital InterNote® due 2042 (included as part of Exhibit 4.69)(40)
4.71
Twenty-Ninth Supplemental Indenture dated as of December 13, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (41)

4.72	Form of 4.750% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.71)(41)
4.73
Thirtieth Supplemental Indenture dated as of December 13, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (41)

4.74	Form of 5.250% Prospect Capital InterNote® due 2030 (included as part of Exhibit 4.73)(41)
4.75
Thirty-First Supplemental Indenture dated as of December 13, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (41)

4.76	Form of 6.250% Prospect Capital InterNote® due 2042 (included as part of Exhibit 4.75)(41)
4.77
Thirty-Second Supplemental Indenture dated as of December 20, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (42)

4.78	Form of 4.625% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.77)(42)
4.79
Thirty-Third Supplemental Indenture dated as of December 20, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (42)

4.80	Form of 5.125% Prospect Capital InterNote® due 2030 (included as part of Exhibit 4.79)(42)
4.81
Thirty-Fourth Supplemental Indenture dated as of December 20, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (42)

4.82	Form of 6.125% Prospect Capital InterNote® due 2042 (included as part of Exhibit 4.81)(42)
4.83	Indenture dated as of December 21, 2012, by and between the Registrant and American Stock Transfer & Trust Company, as Trustee (43)
4.84	Form of Global Note 5.875% Convertible Senior Note Due 2019 (44)
4.85
Thirty-Fifth Supplemental Indenture dated as of December 28, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (45)

4.86	Form of 4.500% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.85)(45)
4.87
Thirty-Sixth Supplemental Indenture dated as of December 28, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (45)

4.88	Form of 5.000% Prospect Capital InterNote® due 2030 (included as part of Exhibit 4.87)(45)
4.89
Thirty-Seventh Supplemental Indenture dated as of December 28, 2012, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (45)

4.90	Form of 6.000% Prospect Capital InterNote® due 2042 (included as part of Exhibit 4.89)(45)

Exhibit No.
4.91
Thirty-Eighth Supplemental Indenture dated as of January 4, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (46)

4.92	Form of 4.375% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.91)(46)
4.93
Thirty-Ninth Supplemental Indenture dated as of January 4, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (46)

4.94	Form of 4.875% Prospect Capital InterNote® due 2031 (included as part of Exhibit 4.93)(46)
4.95
Fortieth Supplemental Indenture dated as of January 4, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (46)

4.96	Form of 5.875% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.95)(46)
4.97
Forty-First Supplemental Indenture dated as of January 10, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (47)

4.98	Form of 4.250% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.97)(47)
4.99
Forty-Second Supplemental Indenture dated as of January 10, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (47)

4.100	Form of 4.750% Prospect Capital InterNote® due 2031 (included as part of Exhibit 4.99)(47)
4.101
Forty-Third Supplemental Indenture dated as of January 10, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (47)

4.102	Form of 5.750% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.101)(47)
4.103
Forty-Fourth Supplemental Indenture dated as of January 17, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (48)

4.104	Form of 4.125% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.103)(48)
4.105
Forty-Fifth Supplemental Indenture dated as of January 17, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (48)

4.106	Form of 4.625% Prospect Capital InterNote® due 2031 (included as part of Exhibit 4.105)(48)
4.107
Forty-Sixth Supplemental Indenture dated as of January 17, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (48)

4.108	Form of 5.625% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.107)(48)
4.109
Forty-Seventh Supplemental Indenture dated as of January 25, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (49)

4.110	Form of 4.000% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.109)(49)
4.111
Forty-Eighth Supplemental Indenture dated as of January 25, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (49)

4.112	Form of 4.500% Prospect Capital InterNote® due 2031 (included as part of Exhibit 4.111)(49)

Exhibit No.
4.113
Forty-Ninth Supplemental Indenture dated as of January 25, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (49)

4.114	Form of 5.500% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.113)(49)
4.115
Fiftieth Supplemental Indenture dated as of January 31, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (50)

4.116	Form of 4.000% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.115)(50)
4.117
Fifty-First Supplemental Indenture dated as of January 31, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (50)

4.118	Form of 4.500% Prospect Capital InterNote® due 2031 (included as part of Exhibit 4.117)(50)
4.119
Fifty-Second Supplemental Indenture dated as of January 31, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (50)

4.120	Form of 5.500% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.119)(50)
4.121
Fifty-Third Supplemental Indenture dated as of February 7, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (51)

4.122	Form of 4.000% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.121)(51)
4.123
Fifty-Fourth Supplemental Indenture dated as of February 7, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (51)

4.124	Form of 4.500% Prospect Capital InterNote® due 2031 (included as part of Exhibit 4.123)(51)
4.125
Fifty-Fifth Supplemental Indenture dated as of February 7, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (51)

4.126	Form of 5.500% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.125)(51)
4.127
Fifty-Sixth Supplemental Indenture dated as of February 22, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (52)

4.128	Form of 4.000% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.127)(52)
4.129
Fifty-Seventh Supplemental Indenture dated as of February 22, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (52)

4.130	Form of 4.500% Prospect Capital InterNote® due 2031 (included as part of Exhibit 4.129)(52)
4.131
Fifty-Eighth Supplemental Indenture dated as of February 22, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (52)

4.132	Form of 5.500% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.131)(52)
4.133
Fifty-Ninth Supplemental Indenture dated as of February 28, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (53)

4.134	Form of 4.000% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.133)(53)

Exhibit No.
4.135
Sixtieth Supplemental Indenture dated as of February 28, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (53)

4.136	Form of 4.500% Prospect Capital InterNote® due 2031 (included as part of Exhibit 4.135)(53)
4.137
Sixty-First Supplemental Indenture dated as of February 28, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (53)

4.138	Form of 5.500% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.137)(53)
4.139
Sixty-Second Supplemental Indenture dated as of March 7, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (54)

4.140	Form of 4.000% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.139)(54)
4.141
Sixty-Third Supplemental Indenture dated as of March 7, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (54)

4.142	Form of 4.500% Prospect Capital InterNote® due 2031 (included as part of Exhibit 4.141)(54)
4.143
Sixty-Fourth Supplemental Indenture dated as of March 7, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (54)

4.144	Form of 5.500% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.143)(54)
4.145
Sixty-Fifth Supplemental Indenture dated as of March 14, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (55)

4.146	Form of 4.000% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.145)(55)
4.147
Sixty-Sixth Supplemental Indenture dated as of March 14, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (55)

4.148	Form of 4.125% to 6.000% Prospect Capital InterNote® due 2031 (included as part of Exhibit 4.147)(55)
4.149
Sixty-Seventh Supplemental Indenture dated as of March 14, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (55)

4.150	Form of 5.500% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.149)(55)
4.151
Sixty-Eighth Supplemental Indenture dated as of March 14, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (55)

4.152	Form of Floating Prospect Capital InterNote® due 2023 (included as part of Exhibit 4.151)(55)
4.153
Supplemental Indenture dated as of March 15, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (56)

4.154	Form of Global Note 5.875% Senior Note due 2023 (57)
4.155
Sixty-Ninth Supplemental Indenture dated as of March 21, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (58)

4.156	Form of 4.000% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.155)(58)

Exhibit No.
4.157
Seventieth Supplemental Indenture dated as of March 21, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (58)

4.158	Form of 4.125% to 6.000% Prospect Capital InterNote® due 2031 (included as part of Exhibit 4.157)(58)
4.159
Seventy-First Supplemental Indenture dated as of March 21, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (58)

4.160	Form of 5.500% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.159)(58)
4.161
Seventy-Second Supplemental Indenture dated as of March 21, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (58)

4.162	Form of Floating Prospect Capital InterNote® due 2023 (included as part of Exhibit 4.161)(58)
4.163
Seventy-Third Supplemental Indenture dated as of March 28, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (59)

4.164	Form of 4.000% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.163)(59)
4.165
Seventy-Fourth Supplemental Indenture dated as of March 28, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (59)

4.166	Form of 4.125% to 6.000% Prospect Capital InterNote® due 2031 (included as part of Exhibit 4.165)(59)
4.167
Seventy-Fifth Supplemental Indenture dated as of March 28, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (59)

4.168	Form of 5.500% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.167)(59)
4.169
Seventy-Sixth Supplemental Indenture dated as of March 28, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (59)

4.170	Form of Floating Prospect Capital InterNote® due 2023 (included as part of Exhibit 4.169)(59)
4.171
Seventy-Seventh Supplemental Indenture dated as of April 4, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (61)

4.172	Form of 4.000% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.171)(61)
4.173
Seventy-Eighth Supplemental Indenture dated as of April 4, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (61)

4.174	Form of 4.625% to 6.500% Prospect Capital InterNote® due 2031 (included as part of Exhibit 4.173)(61)
4.175
Seventy-Ninth Supplemental Indenture dated as of April 4, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (61)

4.176	Form of 5.500% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.175)(61)
4.177
Eightieth Supplemental Indenture dated as of April 4, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (61)

4.178	Form of Floating Prospect Capital InterNote® due 2023 (included as part of Exhibit 4.177)(61)

Exhibit No.
4.179
Eighty-First Supplemental Indenture dated as of April 11, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (62)

4.180	Form of 4.500% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.179)(62)
4.181
Eighty-Second Supplemental Indenture dated as of April 11, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (62)

4.182	Form of 5.500% Prospect Capital InterNote® due 2031 (included as part of Exhibit 4.181)(62)
4.183
Eighty-Third Supplemental Indenture dated as of April 11, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (62)

4.184	Form of 6.000% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.183)(62)
4.185
Eighty-Fourth Supplemental Indenture dated as of April 11, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (62)

4.186	Form of Floating Prospect Capital InterNote® due 2023 (included as part of Exhibit 4.185)(62)
4.187
Eighty-Fifth Supplemental Indenture dated as of April 18, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (63)

4.188	Form of 5.000% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.187)(63)
4.189
Eighty-Sixth Supplemental Indenture dated as of April 18, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (63)

4.190	Form of 5.500% Prospect Capital InterNote® due 2031 (included as part of Exhibit 4.189)(63)
4.191
Eighty-Seventh Supplemental Indenture dated as of April 18, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (63)

4.192	Form of 6.000% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.191)(63)
4.193
Eighty-Eighth Supplemental Indenture dated as of April 25, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (64)

4.194	Form of 5.000% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.193)(64)
4.195
Eighty-Ninth Supplemental Indenture dated as of April 25, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (64)

4.196	Form of 5.500% Prospect Capital InterNote® due 2031 (included as part of Exhibit 4.195)(64)
4.197
Ninetieth Supplemental Indenture dated as of April 25, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (64)

4.198	Form of 6.000% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.197)(64)
4.199
Ninety-First Supplemental Indenture dated as of May 2, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (65)

4.200	Form of 5.000% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.199)(65)

Exhibit No.
4.201
Ninety-Second Supplemental Indenture dated as of May 2, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (65)

4.202	Form of 5.750% Prospect Capital InterNote® due 2031 (included as part of Exhibit 4.201)(65)
4.203
Ninety-Third Supplemental Indenture dated as of May 2, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (65)

4.204	Form of 6.250% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.203)(65)
4.205
Ninety-Fourth Supplemental Indenture dated as of May 9, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (66)

4.206	Form of 5.000% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.205)(66)
4.207
Ninety-Fifth Supplemental Indenture dated as of May 9, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (66)

4.208	Form of 5.750% Prospect Capital InterNote® due 2031 (included as part of Exhibit 4.207)(66)
4.209
Ninety-Sixth Supplemental Indenture dated as of May 9, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (66)

4.210	Form of 6.250% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.209)(66)
4.211
Ninety-Seventh Supplemental Indenture dated as of May 23, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (67)

4.212	Form of 5.000% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.211)(67)
4.213
Ninety-Eighth Supplemental Indenture dated as of May 23, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (67)

4.214	Form of 5.750% Prospect Capital InterNote® due 2031 (included as part of Exhibit 4.213)(67)
4.215
Ninety-Ninth Supplemental Indenture dated as of May 23, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (67)

4.216	Form of 6.250% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.215)(67)
4.217
One Hundredth Supplemental Indenture dated as of May 23, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (67)

4.218	Form of 5.000% to 7.000% Prospect Capital InterNote® due 2028 (included as part of Exhibit 4.217)(67)
4.219
One Hundred-First Supplemental Indenture dated as of May 31, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (68)

4.220	Form of 5.000% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.219)(68)
4.221
One Hundred-Second Supplemental Indenture dated as of May 31, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (68)

4.222	Form of 5.750% Prospect Capital InterNote® due 2031 (included as part of Exhibit 4.221)(68)

Exhibit No.
4.223
One Hundred-Third Supplemental Indenture dated as of May 31, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (68)

4.224	Form of 6.250% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.223)(68)
4.225
One Hundred-Fourth Supplemental Indenture dated as of June 6, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (69)

4.226	Form of 5.000% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.225)(69)
4.227
One Hundred-Fifth Supplemental Indenture dated as of June 6, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (69)

4.228	Form of 5.750% Prospect Capital InterNote® due 2031 (included as part of Exhibit 4.227)(69)
4.229
One Hundred-Sixth Supplemental Indenture dated as of June 6, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (69)

4.230	Form of 6.250% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.229)(69)
4.231
One Hundred-Seventh Supplemental Indenture dated as of June 6, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (69)

4.232	Form of 5.000% to 7.000% Prospect Capital InterNote® due 2028 (included as part of Exhibit 4.231)(69)
4.233
One Hundred-Eighth Supplemental Indenture dated as of June 13, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (70)

4.234	Form of 5.000% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.233)(70)
4.235
One Hundred-Ninth Supplemental Indenture dated as of June 13, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (70)

4.236	Form of 5.750% Prospect Capital InterNote® due 2031 (included as part of Exhibit 4.235)(70)
4.237
One Hundred-Tenth Supplemental Indenture dated as of June 13, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (70)

4.238	Form of 6.250% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.237)(70)
4.239
One Hundred-Eleventh Supplemental Indenture dated as of June 20, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (71)

4.240	Form of 5.000% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.239)(71)
4.241
One Hundred-Twelfth Supplemental Indenture dated as of June 20, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (71)

4.242	Form of 5.750% Prospect Capital InterNote® due 2031 (included as part of Exhibit 4.241)(71)
4.243
One Hundred-Thirteenth Supplemental Indenture dated as of June 20, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (71)

4.244	Form of 6.250% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.243)(71)

Exhibit No.
4.245
One Hundred-Fourteenth Supplemental Indenture dated as of June 27, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (72)

4.246	Form of 5.250% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.245)(72)
4.247
One Hundred-Fifteenth Supplemental Indenture dated as of June 27, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (72)

4.248	Form of 6.000% Prospect Capital InterNote® due 2031 (included as part of Exhibit 4.247)(72)
4.249
One Hundred-Sixteenth Supplemental Indenture dated as of June 27, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee (72)

4.250	Form of 6.500% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.249)(72)
4.251
One Hundred-Seventeenth Supplemental Indenture dated as of July 5, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(73)

4.252	Form of 4.750% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.251)(73)
4.253
One Hundred-Eighteenth Supplemental Indenture dated as of July 5, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(73)

4.254	Form of 5.500% Prospect Capital InterNote® due 2031 (included as part of Exhibit 4.253)(73)
4.255
One Hundred-Nineteenth Supplemental Indenture dated as of July 5, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(73)

4.256	Form of 6.250% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.255)(73)
4.257
One Hundred-Twentieth Supplemental Indenture dated as of July 5, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(73)

4.258	Form of 6.750% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.257)(73)
4.259
One Hundred Twenty-First Supplemental Indenture dated as of July 11, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(74)

4.260	Form of 4.750% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.259)(74)
4.261
One Hundred Twenty-Second Supplemental Indenture dated as of July 11, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(74)

4.262	Form of 5.500% Prospect Capital InterNote® due 2031 (included as part of Exhibit 4.261)(74)
4.263
One Hundred Twenty-Third Supplemental Indenture dated as of July 11, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(74)

4.264	Form of 6.250% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.263)(74)
4.265
One Hundred Twenty-Fourth Supplemental Indenture dated as of July 11, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(74)

4.266	Form of 6.750% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.265)(74)

Exhibit No.
4.267
One Hundred Twenty-Fifth Supplemental Indenture dated as of July 18, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(75)

4.268	Form of 5.000% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.267)(75)
4.269
One Hundred Twenty-Sixth Supplemental Indenture dated as of July 18, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(75)

4.270	Form of 5.750% Prospect Capital InterNote® due 2031 (included as part of Exhibit 4.269)(75)
4.271
One Hundred Twenty-Seventh Supplemental Indenture dated as of July 18, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(75)

4.272	Form of 6.250% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.271)(75)
4.273
One Hundred Twenty-Eighth Supplemental Indenture dated as of July 18, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(75)

4.274	Form of 6.750% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.273)(75)
4.275
One Hundred Twenty-Ninth Supplemental Indenture dated as of July 25, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(76)

4.276	Form of 5.000% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.275)(76)
4.277
One Hundred Thirtieth Supplemental Indenture dated as of July 25, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(76)

4.278	Form of 5.750% Prospect Capital InterNote® due 2031 (included as part of Exhibit 4.277)(76)
4.279
One Hundred Thirty-First Supplemental Indenture dated as of July 25, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(76)

4.280	Form of 6.250% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.279)(76)
4.281
One Hundred Thirty-Second Supplemental Indenture dated as of July 25, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(76)

4.282	Form of 6.750% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.281)(76)
4.283
One Hundred Thirty-Third Supplemental Indenture dated as of August 1, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(77)

4.284	Form of 5.000% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.283)(77)
4.285
One Hundred Thirty-Fourth Supplemental Indenture dated as of August 1, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(77)

4.286	Form of 5.750% Prospect Capital InterNote® due 2021 (included as part of Exhibit 4.285)(77)
4.287
One Hundred Thirty-Fifth Supplemental Indenture dated as of August 1, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(77)

4.288	Form of 6.125% Prospect Capital InterNote® due 2031 (included as part of Exhibit 4.287)(77)

Exhibit No.
4.289
One Hundred Thirty-Sixth Supplemental Indenture dated as of August 1, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(77)

4.290	Form of 6.625% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.289)(77)
4.291
One Hundred Thirty-Seventh Supplemental Indenture dated as of August 8, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(78)

4.292	Form of 5.000% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.291)(78)
4.293
One Hundred Thirty-Eighth Supplemental Indenture dated as of August 8, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(78)

4.294	Form of 5.500% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.293)(78)
4.295
One Hundred Thirty-Ninth Supplemental Indenture dated as of August 8, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(78)

4.296	Form of 6.000% Prospect Capital InterNote® due 2031 (included as part of Exhibit 4.295)(78)
4.297
One Hundred Fortieth Supplemental Indenture dated as of August 8, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(78)

4.298	Form of 6.500% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.297)(78)
4.299
One Hundred Forty-First Supplemental Indenture dated as of August 15, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(79)

4.300	Form of 5.000% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.299)(79)
4.301
One Hundred Forty-Second Supplemental Indenture dated as of August 15, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(79)

4.302	Form of 5.500% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.301)(79)
4.303
One Hundred Forty-Third Supplemental Indenture dated as of August 15, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(79)

4.304	Form of 6.000% Prospect Capital InterNote® due 2028 (included as part of Exhibit 4.303)(79)
4.305
One Hundred Forty-Fourth Supplemental Indenture dated as of August 15, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(79)

4.306	Form of 6.500% Prospect Capital InterNote® due 2038 (included as part of Exhibit 4.305)(79)
4.307
One Hundred Forty-Fifth Supplemental Indenture dated as of August 22, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(80)

4.308	Form of 5.000% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.307)(80)
4.309
One Hundred Forty-Sixth Supplemental Indenture dated as of August 22, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(80)

4.310	Form of 5.500% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.309)(80)

Exhibit No.
4.311
One Hundred Forty-Seventh Supplemental Indenture dated as of August 22, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(80)

4.312	Form of 6.000% Prospect Capital InterNote® due 2028 (included as part of Exhibit 4.311)(80)
4.313
One Hundred Forty-Eighth Supplemental Indenture dated as of August 22, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(80)

4.314	Form of 6.500% Prospect Capital InterNote® due 2038 (included as part of Exhibit 4.313)(80)
4.315
One Hundred Forty-Ninth Supplemental Indenture dated as of September 6, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(81)

4.316	Form of 5.000% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.315)(81)
4.317
One Hundred Fiftieth Supplemental Indenture dated as of September 6, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(81)

4.318	Form of 5.500% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.317)(81)
4.319
One Hundred Fifty-First Supplemental Indenture dated as of September 6, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(81)

4.320	Form of 6.000% Prospect Capital InterNote® due 2028 (included as part of Exhibit 4.319)(81)
4.321
One Hundred Fifty-Second Supplemental Indenture dated as of September 6, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(81)

4.322	Form of 6.500% Prospect Capital InterNote® due 2038 (included as part of Exhibit 4.321)(81)
4.323
One Hundred Fifty-Third Supplemental Indenture dated as of September 12, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(82)

4.324	Form of 5.000% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.323)(82)
4.325
One Hundred Fifty-Fourth Supplemental Indenture dated as of September 12, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(82)

4.326	Form of 5.500% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.325)(82)
4.327
One Hundred Fifty-Fifth Supplemental Indenture dated as of September 12, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(82)

4.328	Form of 6.000% Prospect Capital InterNote® due 2033 (included as part of Exhibit 4.327)(82)
4.329
One Hundred Fifty-Sixth Supplemental Indenture dated as of September 12, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(82)

4.330	Form of 6.500% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.329)(82)
4.331
One Hundred Fifty-Seventh Supplemental Indenture dated as of September 19, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(83)

4.332	Form of 5.000% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.331)(83)

Exhibit No.
4.333
One Hundred Fifty-Eighth Supplemental Indenture dated as of September 19, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(83)

4.334	Form of 5.500% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.333)(83)
4.335
One Hundred Fifty-Ninth Supplemental Indenture dated as of September 19, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(83)

4.336	Form of 6.000% Prospect Capital InterNote® due 2033 (included as part of Exhibit 4.335)(83)
4.337
One Hundred Sixtieth Supplemental Indenture dated as of September 19, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(83)

4.338	Form of 6.500% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.337)(83)
4.339
One Hundred Sixty-First Supplemental Indenture dated as of September 26, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(84)

4.340	Form of 5.000% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.339)(84)
4.341
One Hundred Sixty-Second Supplemental Indenture dated as of September 26, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(84)

4.342	Form of 5.500% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.341)(84)
4.343
One Hundred Sixty-Third Supplemental Indenture dated as of September 26, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(84)

4.344	Form of 6.000% Prospect Capital InterNote® due 2033 (included as part of Exhibit 4.343)(84)
4.345
One Hundred Sixty-Fourth Supplemental Indenture dated as of September 26, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(84)

4.346	Form of 6.500% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.345)(84)
4.347
One Hundred Sixty-Fifth Supplemental Indenture dated as of October 3, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(85)

4.348	Form of 5.000% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.347)(85)
4.349
One Hundred Sixty-Sixth Supplemental Indenture dated as of October 3, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(85)

4.350	Form of 5.500% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.349)(85)
4.351
One Hundred Sixty-Seventh Supplemental Indenture dated as of October 3, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(85)

4.352	Form of 6.000% Prospect Capital InterNote® due 2033 (included as part of Exhibit 4.351)(85)
4.353
One Hundred Sixty-Eighth Supplemental Indenture dated as of October 3, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(85)

4.354	Form of 6.500% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.353)(85)

Exhibit No.
4.355
One Hundred Sixty-Ninth Supplemental Indenture dated as of October 10, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(86)

4.356	Form of 5.000% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.355)(86)
4.357
One Hundred Seventieth Supplemental Indenture dated as of October 10, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(86)

4.358	Form of 5.500% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.357)(86)
4.359
One Hundred Seventy-First Supplemental Indenture dated as of October 10, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(86)

4.360	Form of 6.000% Prospect Capital InterNote® due 2033 (included as part of Exhibit 4.359)(86)
4.361
One Hundred Seventy-Second Supplemental Indenture dated as of October 10, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(86)

4.362	Form of 6.500% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.361)(86)
4.363
One Hundred Seventy-Third Supplemental Indenture dated as of October 18, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(87)

4.364	Form of 5.000% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.363)(87)
4.365
One Hundred Seventy-Fourth Supplemental Indenture dated as of October 18, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(87)

4.366	Form of 5.500% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.365)(87)
4.367
One Hundred Seventy-Fifth Supplemental Indenture dated as of October 18, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(87)

4.368	Form of 6.000% Prospect Capital InterNote® due 2033 (included as part of Exhibit 4.367)(87)
4.369
One Hundred Seventy-Sixth Supplemental Indenture dated as of October 18, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(87)

4.370	Form of 6.500% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.369)(87)
4.371
One Hundred Seventy-Seventh Supplemental Indenture dated as of October 24, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(88)

4.372	Form of 4.000% Prospect Capital InterNote® due 2016 (included as part of Exhibit 4.371)(88)
4.373
One Hundred Seventy-Eighth Supplemental Indenture dated as of October 24, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(88)

4.374	Form of 5.000% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.373)(88)
4.375
One Hundred Seventy-Ninth Supplemental Indenture dated as of October 24, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(88)

4.376	Form of 5.500% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.375)(88)

Exhibit No.
4.377
One Hundred Eightieth Supplemental Indenture dated as of October 24, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(88)

4.378	Form of 6.000% Prospect Capital InterNote® due 2033 (included as part of Exhibit 4.377)(88)
4.379
One Hundred Eighty-First Supplemental Indenture dated as of October 24, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(88)

4.380	Form of 6.500% Prospect Capital InterNote® due 2043 (included as part of Exhibit 4.379)(88)
4.381
One Hundred Eighty-Second Supplemental Indenture dated as of October 31, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(89)

4.382	Form of 4.000% Prospect Capital InterNote® due 2017 (included as part of Exhibit 4.381)(89)
4.383
One Hundred Eighty-Third Supplemental Indenture dated as of October 31, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(89)

4.384	Form of 5.000% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.383)(89)
4.385
One Hundred Eighty-Fourth Supplemental Indenture dated as of October 31, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(89)

4.386	Form of 5.500% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.385)(89)
4.387
One Hundred Eighty-Fifth Supplemental Indenture dated as of October 31, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(89)

4.388	Form of 6.000% Prospect Capital InterNote® due 2028 (included as part of Exhibit 4.387)(89)
4.389
One Hundred Eighty-Sixth Supplemental Indenture dated as of October 31, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(89)

4.390	Form of 6.500% Prospect Capital InterNote® due 2038 (included as part of Exhibit 4.389)(89)
4.391
One Hundred Eighty-Seventh Supplemental Indenture dated as of November 7, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(90)

4.392	Form of 4.000% Prospect Capital InterNote® due 2017 (included as part of Exhibit 4.391)(90)
4.393
One Hundred Eighty-Eighth Supplemental Indenture dated as of November 7, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(90)

4.394	Form of 5.000% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.393)(90)
4.395
One Hundred Eighty-Ninth Supplemental Indenture dated as of November 7, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(90)

4.396	Form of 5.500% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.395)(90)
4.397
One Hundred Ninetieth Supplemental Indenture dated as of November 7, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(90)

4.398	Form of 6.000% Prospect Capital InterNote® due 2028 (included as part of Exhibit 4.397)(90)

Exhibit No.
4.399
One Hundred Ninety-First Supplemental Indenture dated as of November 7, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(90)

4.400	Form of 6.500% Prospect Capital InterNote® due 2038 (included as part of Exhibit 4.399)(90)
4.401
One Hundred Ninety-Second Supplemental Indenture dated as of November 15, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(91)

4.402	Form of 4.000% Prospect Capital InterNote® due 2017 (included as part of Exhibit 4.401)(91)
4.403
One Hundred Ninety-Third Supplemental Indenture dated as of November 15, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(91)

4.404	Form of 5.000% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.403)(91)
4.405
One Hundred Ninety-Fourth Supplemental Indenture dated as of November 15, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(91)

4.406	Form of 5.500% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.405)(91)
4.407
One Hundred Ninety-Fifth Supplemental Indenture dated as of November 15, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(91)

4.408	Form of 6.000% Prospect Capital InterNote® due 2028 (included as part of Exhibit 4.407)(91)
4.409
One Hundred Ninety-Sixth Supplemental Indenture dated as of November 15, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(91)

4.410	Form of 6.500% Prospect Capital InterNote® due 2038 (included as part of Exhibit 4.409)(91)
4.411
One Hundred Ninety-Seventh Supplemental Indenture dated as of November 21, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(92)

4.412	Form of 4.000% Prospect Capital InterNote® due 2017 (included as part of Exhibit 4.411)(92)
4.413
One Hundred Ninety-Eighth Supplemental Indenture dated as of November 21, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(92)

4.414	Form of 5.000% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.413)(92)
4.415
One Hundred Ninety-Ninth Supplemental Indenture dated as of November 21, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(92)

4.416	Form of 5.500% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.415)(92)
4.417
Two Hundredth Supplemental Indenture dated as of November 21, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(92)

4.418	Form of 6.000% Prospect Capital InterNote® due 2028 (included as part of Exhibit 4.417)(92)
4.419
Two Hundred First Supplemental Indenture dated as of November 21, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(92)

4.420	Form of 6.500% Prospect Capital InterNote® due 2038 (included as part of Exhibit 4.419)(92)

Exhibit No.
4.421
Two Hundred Second Supplemental Indenture dated as of November 29, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(93)

4.422	Form of 4.000% Prospect Capital InterNote® due 2017 (included as part of Exhibit 4.421)(93)
4.423
Two Hundred Third Supplemental Indenture dated as of November 29, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(93)

4.424	Form of 5.000% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.423)(93)
4.425
Two Hundred Fourth Supplemental Indenture dated as of November 29, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(93)

4.426	Form of 5.500% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.425)(93)
4.427
Two Hundred Fifth Supplemental Indenture dated as of November 29, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(93)

4.428	Form of 6.000% Prospect Capital InterNote® due 2025 (included as part of Exhibit 4.427)(93)
4.429
Two Hundred Sixth Supplemental Indenture dated as of November 29, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(93)

4.430	Form of 6.500% Prospect Capital InterNote® due 2038 (included as part of Exhibit 4.429)(93)
4.431
Two Hundred Seventh Supplemental Indenture dated as of December 5, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(94)

4.432	Form of 4.000% Prospect Capital InterNote® due 2017 (included as part of Exhibit 4.431)(94)
4.433
Two Hundred Eighth Supplemental Indenture dated as of December 5, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(94)

4.434	Form of 5.000% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.433)(94)
4.435
Two Hundred Ninth Supplemental Indenture dated as of December 5, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(94)

4.436	Form of 5.500% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.435)(94)
4.437
Two Hundred Tenth Supplemental Indenture dated as of December 5, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(94)

4.438	Form of 6.000% Prospect Capital InterNote® due 2025 (included as part of Exhibit 4.437)(94)
4.439
Two Hundred Eleventh Supplemental Indenture dated as of December 5, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(94)

4.440	Form of 6.500% Prospect Capital InterNote® due 2038 (included as part of Exhibit 4.439)(94)
4.441
Two Hundred Twelfth Supplemental Indenture dated as of December 12, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(95)

4.442	Form of 4.000% Prospect Capital InterNote® due 2017 (included as part of Exhibit 4.441)(95)

Exhibit No.
4.443
Two Hundred Thirteenth Supplemental Indenture dated as of December 12, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(95)

4.444	Form of 5.000% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.443)(95)
4.445
Two Hundred Fourteenth Supplemental Indenture dated as of December 12, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(95)

4.446	Form of 5.500% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.445)(95)
4.447
Two Hundred Fifteenth Supplemental Indenture dated as of December 12, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(95)

4.448	Form of 6.000% Prospect Capital InterNote® due 2025 (included as part of Exhibit 4.447)(95)
4.449
Two Hundred Sixteenth Supplemental Indenture dated as of December 12, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(95)

4.450	Form of 6.500% Prospect Capital InterNote® due 2038 (included as part of Exhibit 4.449)(95)
4.451
Two Hundred Seventeenth Supplemental Indenture dated as of December 19, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(96)

4.452	Form of 4.000% Prospect Capital InterNote® due 2017 (included as part of Exhibit 4.451)(96)
4.453
Two Hundred Eighteenth Supplemental Indenture dated as of December 19, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(96)

4.454	Form of 5.000% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.453)(96)
4.455
Two Hundred Nineteenth Supplemental Indenture dated as of December 19, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(96)

4.456	Form of 5.500% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.455)(96)
4.457
Two Hundred Twentieth Supplemental Indenture dated as of December 19, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(96)

4.458	Form of 6.000% Prospect Capital InterNote® due 2025 (included as part of Exhibit 4.457)(96)
4.459
Two Hundred Twenty-First Supplemental Indenture dated as of December 19, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(96)

4.460	Form of 6.500% Prospect Capital InterNote® due 2038 (included as part of Exhibit 4.459)(96)
4.461
Two Hundred Twenty-Second Supplemental Indenture dated as of December 27, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(97)

4.462	Form of 4.000% Prospect Capital InterNote® due 2017 (included as part of Exhibit 4.461)(97)
4.463
Two Hundred Twenty-Third Supplemental Indenture dated as of December 27, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(97)

4.464	Form of 5.000% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.463)(97)

Exhibit No.
4.465
Two Hundred Twenty-Fourth Supplemental Indenture dated as of December 27, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(97)

4.466	Form of 5.500% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.465)(97)
4.467
Two Hundred Twenty-Fifth Supplemental Indenture dated as of December 27, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(97)

4.468	Form of 6.000% Prospect Capital InterNote® due 2025 (included as part of Exhibit 4.467)(97)
4.469
Two Hundred Twenty-Sixth Supplemental Indenture dated as of December 27, 2013, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(97)

4.470	Form of 6.500% Prospect Capital InterNote® due 2038 (included as part of Exhibit 4.469)(97)
4.471
Two Hundred Twenty-Seventh Supplemental Indenture dated as of January 3, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(98)

4.472	Form of 4.000% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.471)(98)
4.473
Two Hundred Twenty-Eighth Supplemental Indenture dated as of January 3, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(98)

4.474	Form of 5.000% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.473)(98)
4.475
Two Hundred Twenty-Ninth Supplemental Indenture dated as of January 3, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(98)

4.476	Form of 5.500% Prospect Capital InterNote® due 2021 (included as part of Exhibit 4.475)(98)
4.477
Two Hundred Thirtieth Supplemental Indenture dated as of January 3, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(98)

4.478	Form of 6.000% Prospect Capital InterNote® due 2026 (included as part of Exhibit 4.477)(98)
4.479
Two Hundred Thirty-First Supplemental Indenture dated as of January 3, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(98)

4.480	Form of 6.500% Prospect Capital InterNote® due 2039 (included as part of Exhibit 4.479)(98)
4.481
Two Hundred Thirty-Second Supplemental Indenture dated as of January 9, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(99)

4.482	Form of 4.000% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.481)(99)
4.483
Two Hundred Thirty-Third Supplemental Indenture dated as of January 9, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(99)

4.484	Form of 5.000% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.483)(99)
4.485
Two Hundred Thirty-Fourth Supplemental Indenture dated as of January 9, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(99)

4.486	Form of 5.500% Prospect Capital InterNote® due 2021 (included as part of Exhibit 4.485)(99)

Exhibit No.
4.487
Two Hundred Thirty-Fifth Supplemental Indenture dated as of January 9, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(99)

4.488	Form of 6.000% Prospect Capital InterNote® due 2026 (included as part of Exhibit 4.487)(99)
4.489
Two Hundred Thirty-Sixth Supplemental Indenture dated as of January 9, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(99)

4.490	Form of 6.500% Prospect Capital InterNote® due 2039 (included as part of Exhibit 4.489)(99)
4.491
Two Hundred Thirty-Seventh Supplemental Indenture dated as of January 16, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(100)

4.492	Form of 4.000% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.491)(100)
4.493
Two Hundred Thirty-Eighth Supplemental Indenture dated as of January 16, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(100)

4.494	Form of 5.000% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.493)(100)
4.495
Two Hundred Thirty-Ninth Supplemental Indenture dated as of January 16, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(100)

4.496	Form of 5.500% Prospect Capital InterNote® due 2021 (included as part of Exhibit 4.495)(100)
4.497
Two Hundred Fortieth Supplemental Indenture dated as of January 16, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(100)

4.498	Form of 6.000% Prospect Capital InterNote® due 2026 (included as part of Exhibit 4.497)(100)
4.499
Two Hundred Forty-First Supplemental Indenture dated as of January 16, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(100)

4.500	Form of 6.500% Prospect Capital InterNote® due 2039 (included as part of Exhibit 4.499)(100)
4.501
Two Hundred Forty-Second Supplemental Indenture dated as of January 24, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(101)

4.502	Form of 4.000% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.501)(101)
4.503
Two Hundred Forty-Third Supplemental Indenture dated as of January 24, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(101)

4.504	Form of 5.000% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.503)(101)
4.505
Two Hundred Forty-Fourth Supplemental Indenture dated as of January 24, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(101)

4.506	Form of 5.500% Prospect Capital InterNote® due 2021 (included as part of Exhibit 4.505)(101)
4.507
Two Hundred Forty-Fifth Supplemental Indenture dated as of January 24, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(101)

4.508	Form of 6.000% Prospect Capital InterNote® due 2026 (included as part of Exhibit 4.507)(101)

Exhibit No.
4.509
Two Hundred Forty-Sixth Supplemental Indenture dated as of January 24, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(101)

4.510	Form of 6.500% Prospect Capital InterNote® due 2039 (included as part of Exhibit 4.509)(101)
4.511
Two Hundred Forty-Seventh Supplemental Indenture dated as of January 30, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(102)

4.512	Form of 4.000% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.511)(102)
4.513
Two Hundred Forty-Eighth Supplemental Indenture dated as of January 30, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(102)

4.514	Form of 5.000% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.513)(102)
4.515
Two Hundred Forty-Ninth Supplemental Indenture dated as of January 30, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(102)

4.516	Form of 5.500% Prospect Capital InterNote® due 2021 (included as part of Exhibit 4.515)(102)
4.517
Two Hundred Fiftieth Supplemental Indenture dated as of January 30, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(102)

4.518	Form of 6.000% Prospect Capital InterNote® due 2026 (included as part of Exhibit 4.517)(102)
4.519
Two Hundred Fifty-First Supplemental Indenture dated as of January 30, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(102)

4.520	Form of 6.500% Prospect Capital InterNote® due 2039 (included as part of Exhibit 4.519)(102)
4.521
Two Hundred Fifty-Second Supplemental Indenture dated as of February 6, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(103)

4.522	Form of 4.000% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.521)(103)
4.523
Two Hundred Fifty-Third Supplemental Indenture dated as of February 6, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(103)

4.524	Form of 5.000% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.523)(103)
4.525
Two Hundred Fifty-Fourth Supplemental Indenture dated as of February 6, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(103)

4.526	Form of 5.500% Prospect Capital InterNote® due 2021 (included as part of Exhibit 4.525)(103)
4.527
Two Hundred Fifty-Fifth Supplemental Indenture dated as of February 6, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(103)

4.528	Form of 6.000% Prospect Capital InterNote® due 2026 (included as part of Exhibit 4.527)(103)
4.529
Two Hundred Fifty-Sixth Supplemental Indenture dated as of February 6, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(103)

4.530	Form of 6.500% Prospect Capital InterNote® due 2039 (included as part of Exhibit 4.529)(103)

Exhibit No.
4.531
Two Hundred Fifty-Seventh Supplemental Indenture dated as of February 13, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(104)

4.532	Form of 4.000% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.531)(104)
4.533
Two Hundred Fifty-Eighth Supplemental Indenture dated as of February 13, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(104)

4.534	Form of 5.000% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.533)(104)
4.535
Two Hundred Fifty-Ninth Supplemental Indenture dated as of February 13, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(104)

4.536	Form of 5.500% Prospect Capital InterNote® due 2021 (included as part of Exhibit 4.535)(104)
4.537
Two Hundred Sixtieth Supplemental Indenture dated as of February 13, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(104)

4.538	Form of 6.000% Prospect Capital InterNote® due 2026 (included as part of Exhibit 4.537)(104)
4.539
Two Hundred Sixty-First Supplemental Indenture dated as of February 13, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(104)

4.540	Form of 6.500% Prospect Capital InterNote® due 2039 (included as part of Exhibit 4.539)(104)
4.541
Two Hundred Sixty-Seventh Supplemental Indenture dated as of February 19, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(105)

4.542	Form of 4.75% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.541)(105)
4.543
Two Hundred Sixty-Second Supplemental Indenture dated as of February 21, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(106)

4.544	Form of 4.000% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.543)(106)
4.545
Two Hundred Sixty-Third Supplemental Indenture dated as of February 21, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(106)

4.546	Form of 5.000% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.545)(106)
4.547
Two Hundred Sixty-Fourth Supplemental Indenture dated as of February 21, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(106)

4.548	Form of 5.500% Prospect Capital InterNote® due 2021 (included as part of Exhibit 4.547)(106)
4.549
Two Hundred Sixty-Fifth Supplemental Indenture dated as of February 21, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(106)

4.550	Form of 6.000% Prospect Capital InterNote® due 2026 (included as part of Exhibit 4.549)(106)
4.551
Two Hundred Sixty-Sixth Supplemental Indenture dated as of February 21, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(106)

4.552	Form of 6.500% Prospect Capital InterNote® due 2039 (included as part of Exhibit 4.551)(106)

Exhibit No.
4.553
Two Hundred Sixty-Eighth Supplemental Indenture dated as of February 27, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(107)

4.554	Form of 3.750% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.553)(107)
4.555
Two Hundred Sixty-Ninth Supplemental Indenture dated as of February 27, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(107)

4.556	Form of 4.750% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.555)(107)
4.557
Two Hundred Seventieth Supplemental Indenture dated as of February 27, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(107)

4.558	Form of 5.250% Prospect Capital InterNote® due 2021 (included as part of Exhibit 4.557)(107)
4.559
Two Hundred Seventy-First Supplemental Indenture dated as of February 27, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(107)

4.560	Form of 5.750% Prospect Capital InterNote® due 2026 (included as part of Exhibit 4.559)(107)
4.561
Two Hundred Seventy-Second Supplemental Indenture dated as of February 27, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(107)

4.562	Form of 6.250% Prospect Capital InterNote® due 2039 (included as part of Exhibit 4.561)(107)
4.563
Two Hundred Seventy-Third Supplemental Indenture dated as March 6, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(108)

4.564	Form of 3.750% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.563)(108)
4.565
Two Hundred Seventy-Fourth Supplemental Indenture dated as of March 6, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(108)

4.566	Form of 4.750% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.565)(108)
4.567
Two Hundred Seventy-Fifth Supplemental Indenture dated as of March 6, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(108)

4.568	Form of 5.250% Prospect Capital InterNote® due 2021 (included as part of Exhibit 4.567)(108)
4.569
Two Hundred Seventy-Sixth Supplemental Indenture dated as of March 6, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(108)

4.570	Form of 5.750% Prospect Capital InterNote® due 2026 (included as part of Exhibit 4.569)(108)
4.571
Two Hundred Seventy-Seventh Supplemental Indenture dated as of March 6, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(108)

4.572	Form of 6.250% Prospect Capital InterNote® due 2039 (included as part of Exhibit 4.571)(108)
4.573
Supplement No. 1 to the Two Hundred Sixty-Seventh Supplemental Indenture dated as of March 11, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(109)

Exhibit No.
4.574	Form of 4.75% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.573)(109)
4.575
Two Hundred Seventy-Eighth Supplemental Indenture dated as March 13, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(110)

4.576	Form of 3.750% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.575)(110)
4.577
Two Hundred Seventy-Ninth Supplemental Indenture dated as of March 13, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(110)

4.578	Form of 4.750% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.577)(110)
4.579
Two Hundred Eightieth Supplemental Indenture dated as of March 13, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(110)

4.580	Form of 5.250% Prospect Capital InterNote® due 2021 (included as part of Exhibit 4.579)(110)
4.581
Two Hundred Eighty-First Supplemental Indenture dated as of March 13, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(110)

4.582	Form of 5.750% Prospect Capital InterNote® due 2026 (included as part of Exhibit 4.581)(110)
4.583
Two Hundred Eighty-Second Supplemental Indenture dated as of March 13, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(110)

4.584	Form of 6.250% Prospect Capital InterNote® due 2039 (included as part of Exhibit 4.583)(110)
4.585
Two Hundred Eighty-Fourth Supplemental Indenture dated as March 20, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(111)

4.586	Form of 3.750% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.585)(111)
4.587
Two Hundred Eighty-Fifth Supplemental Indenture dated as of March 20, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(111)

4.588	Form of 4.750% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.587)(111)
4.589
Two Hundred Eighty-Sixth Supplemental Indenture dated as of March 20, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(111)

4.590	Form of 5.250% Prospect Capital InterNote® due 2021 (included as part of Exhibit 4.589)(111)
4.591
Two Hundred Eighty-Seventh Supplemental Indenture dated as of March 20, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(111)

4.592	Form of 5.750% Prospect Capital InterNote® due 2026 (included as part of Exhibit 4.591)(111)
4.593
Two Hundred Eighty-Eighth Supplemental Indenture dated as of March 20, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(111)

4.594	Form of 6.250% Prospect Capital InterNote® due 2039 (included as part of Exhibit 4.593)(111)
4.595
Two Hundred Eighty-Ninth Supplemental Indenture dated as March 27, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(112)

Exhibit No.
4.596	Form of 3.750% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.595)(112)
4.597
Two Hundred Ninetieth Supplemental Indenture dated as of March 20, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(112)

4.598	Form of 4.750% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.597)(112)
4.599
Two Hundred Ninety-First Supplemental Indenture dated as of March 27, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(112)

4.600	Form of 5.250% Prospect Capital InterNote® due 2021 (included as part of Exhibit 4.599)(112)
4.601
Two Hundred Ninety-Second Supplemental Indenture dated as of March 27, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(112)

4.602	Form of 5.750% Prospect Capital InterNote® due 2026 (included as part of Exhibit 4.601)(112)
4.603
Two Hundred Ninety-Third Supplemental Indenture dated as of March 27, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(112)

4.604	Form of 6.250% Prospect Capital InterNote® due 2039 (included as part of Exhibit 4.603)(112)
4.605
Two Hundred Ninety-Fourth Supplemental Indenture dated as of April 3, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(113)

4.606	Form of 3.750% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.605)(113)
4.607
Two Hundred Ninety-Fifth Supplemental Indenture dated as of April 3, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(113)

4.608	Form of 4.500% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.607)(113)
4.609
Two Hundred Ninety-Sixth Supplemental Indenture dated as of April 3, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(113)

4.610	Form of 5.250% Prospect Capital InterNote® due 2021 (included as part of Exhibit 4.609)(113)
4.611
Two Hundred Ninety-Seventh Supplemental Indenture dated as of April 3, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(113)

4.612	Form of 5.750% Prospect Capital InterNote® due 2024 (included as part of Exhibit 4.611)(113)
4.613
Two Hundred Ninety-Eighth Supplemental Indenture dated as of April 3, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(113)

4.614	Form of 6.250% Prospect Capital InterNote® due 2039 (included as part of Exhibit 4.613)(113)
4.615
Supplemental Indenture dated as of April 7, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(114)

4.616	Form of 5.000% Senior Notes due 2019 (included as part of Exhibit 4.615)(114)
4.617
Two Hundred Ninety-Ninth Supplemental Indenture dated as of April 10, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(115)

Exhibit No.
4.618	Form of 3.750% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.617)(115)
4.619
Three Hundredth Supplemental Indenture dated as of April 10, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(115)

4.620	Form of 4.250% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.619)(115)
4.621
Three Hundred First Supplemental Indenture dated as of April 10, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(115)

4.622	Form of 5.250% Prospect Capital InterNote® due 2021 (included as part of Exhibit 4.621)(115)
4.623
Three Hundred Second Supplemental Indenture dated as of April 10, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(115)

4.624	Form of 5.750% Prospect Capital InterNote® due 2024 (included as part of Exhibit 4.623)(115)
4.625
Three Hundred Third Supplemental Indenture dated as of April 10, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(115)

4.626	Form of 6.250% Prospect Capital InterNote® due 2039 (included as part of Exhibit 4.625)(115)
4.627	Indenture dated as of April 11, 2014, by and between Prospect Capital Corporation and American Stock Transfer & Trust Company, as Trustee(116)
4.628	Form of Global Note of 4.75% Senior Convertible Notes Due 2020 (included as part of Exhibit 4.627)(116)
4.629
Three Hundred Fourth Supplemental Indenture dated as of April 17, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(117)

4.630	Form of 3.750% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.629)(117)
4.631
Three Hundred Fifth Supplemental Indenture dated as of April 17, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(117)

4.632	Form of 4.250% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.631)(117)
4.633
Three Hundred Sixth Supplemental Indenture dated as of April 17, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(117)

4.634	Form of 5.250% Prospect Capital InterNote® due 2021 (included as part of Exhibit 4.633)(117)
4.635
Three Hundred Seventh Supplemental Indenture dated as of April 17, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(117)

4.636	Form of 5.750% Prospect Capital InterNote® due 2024 (included as part of Exhibit 4.635)(117)
4.637
Three Hundred Eighth Supplemental Indenture dated as of April 17, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(117)

4.638	Form of 6.250% Prospect Capital InterNote® due 2039 (included as part of Exhibit 4.637)(117)
4.639
Three Hundred Ninth Supplemental Indenture dated as of April 24, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(118)

4.640	Form of 3.750% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.639)(118)

Exhibit No.
4.641
Three Hundred Tenth Supplemental Indenture dated as of April 24, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(118)

4.642	Form of 4.500% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.641)(118)
4.643
Three Hundred Eleventh Supplemental Indenture dated as of April 24, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(118)

4.644	Form of 5.250% Prospect Capital InterNote® due 2021 (included as part of Exhibit 4.643)(118)
4.645
Three Hundred Twelfth Supplemental Indenture dated as of April 24, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(118)

4.646	Form of 5.750% Prospect Capital InterNote® due 2024 (included as part of Exhibit 4.645)(118)
4.647
Three Hundred Thirteenth Supplemental Indenture dated as of April 24, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(118)

4.648	Form of 6.250% Prospect Capital InterNote® due 2039 (included as part of Exhibit 4.647)(118)
4.649
Three Hundred Fourteenth Supplemental Indenture dated as of May 1, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(119)

4.650	Form of 3.750% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.649)(119)
4.651
Three Hundred Fifteenth Supplemental Indenture dated as of May 1, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(119)

4.652	Form of 4.500% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.651)(119)
4.653
Three Hundred Sixteenth Supplemental Indenture dated as of May 1, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(119)

4.654	Form of 5.250% Prospect Capital InterNote® due 2021 (included as part of Exhibit 4.653)(119)
4.655
Three Hundred Seventeenth Supplemental Indenture dated as of May 1, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(119)

4.656	Form of 5.750% Prospect Capital InterNote® due 2024 (included as part of Exhibit 4.655)(119)
4.657
Three Hundred Eighteenth Supplemental Indenture dated as of May 1, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(119)

4.658	Form of 6.250% Prospect Capital InterNote® due 2039 (included as part of Exhibit 4.657)(119)
4.659
Three Hundred Nineteenth Supplemental Indenture dated as of May 8, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(120)

4.660	Form of 3.750% Prospect Capital InterNote® due 2018 (included as part of Exhibit 4.659)(120)
4.661
Three Hundred Twentieth Supplemental Indenture dated as of May 8, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(120)

4.662	Form of 4.500% Prospect Capital InterNote® due 2019 (included as part of Exhibit 4.661)(120)

Exhibit No.
4.663
Three Hundred Twenty-First Supplemental Indenture dated as of May 8, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(120)

4.664	Form of 5.250% Prospect Capital InterNote® due 2021 (included as part of Exhibit 4.663)(120)
4.665
Three Hundred Twenty-Second Supplemental Indenture dated as of May 8, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(120)

4.666	Form of 5.750% Prospect Capital InterNote® due 2024 (included as part of Exhibit 4.665)(120)
4.667
Three Hundred Twenty-Third Supplemental Indenture dated as of May 8, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(120)

4.668	Form of 6.250% Prospect Capital InterNote® due 2039 (included as part of Exhibit 4.667)(120)
10.1	Investment Advisory Agreement between Registrant and Prospect Capital Management LLC(3)
10.2	Administration Agreement between Registrant and Prospect Administration LLC(3)
10.3	Dividend Reinvestment Plan(3)
10.4	Trademark License Agreement between the Registrant and Prospect Capital Management(3)
10.5	Transfer Agency and Registrar Services Agreement(4)
10.6
Master Purchase and Sale and Contribution Agreement, dated as of March 19, 2012, by and among Prospect Capital Corporation, First Tower Corp., certain other entities related to Prospect Capital Corporation and certain shareholders of First Tower Corp.(5)

10.7
Fourth Amended and Restated Loan and Servicing Agreement, dated March 27, 2012, among Prospect Capital Funding LLC, Prospect Capital Corporation, the lenders from time to time party thereto, the managing agents from time to time party thereto, Key Equipment Finance Inc. and Royal Bank of Canada as Syndication Agents, U.S. Bank National Association as Calculation Agent, Paying Agent and Documentation Agent, Key Equipment Finance Inc. as Facility Agent, and Key Equipment Finance Inc. as Structuring Agent, Sole Lead Arranger and Sole Bookrunner(6)

10.8
Third Amended and Restated Selling Agent Agreement, dated October 15, 2013, by and among, the Registrant, Prospect Capital Management LLC, Prospect Administration LLC, Incapital LLC and the Agents named therein and added from time to time(122)

10.9	Custody Agreement, dated as of January 23, 2013, by and between the Registrant and U.S. Bank National Association(60)
10.10	Custody Agreement, dated as of April 24, 2013, by and between the Registrant and Israeli Discount Bank of New York Ltd.(121)
10.11	Custody Agreement, dated as of October 28, 2013, by and between the Registrant and Fifth Third Bank(99)
10.12	Custody Agreement, dated as of May 9, 2014, by and between the Registrant and Customers Bank*
10.13	Custody Agreement, dated as of May 9, 2014, by and between the Registrant and Peapack-Gladstone Bank*
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
14	Code of Ethics(121)
21	Subsidiaries of the Registrant (included in the notes to the consolidated financial statements contained in this annual report)
22.1	Proxy Statement(123)
22.2	Published report regarding matters submitted to vote of security holders(124)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

*	Filed herewith.
(1)	Incorporated by reference from the Registrant's Form 8-K filed on May 9, 2014.
(2)	Incorporated by reference from the Registrant's Form 8-K filed on August 26, 2011.

(3)	Incorporated by reference from Pre-Effective Amendment No. 2 to the Registrant's Registration Statement, filed on July 6, 2004.
(4)	Incorporated by reference from Pre-Effective Amendment No. 3 to the Registrant's Registration Statement, filed on July 23, 2004.
(5)	Incorporated by reference from the Registrant's Form 8-K filed on March 21, 2012.
(6)	Incorporated by reference from the Registrant's Form 8-K filed on April 2, 2012.
(7)	Incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed on December 21, 2010.
(8)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on December 21, 2010.
(9)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on February 18, 2011.
(10)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on February 18, 2011.
(11)	Incorporated by reference from Post-Effective Amendment No. 1 to the Registrant’s Registration Statement, filed on March 1, 2012.
(12)	Incorporated by reference from Post-Effective Amendment No. 2 to the Registrant’s Registration Statement, filed on March 8, 2012.
(13)	Incorporated by reference from Post-Effective Amendment No. 3 to the Registrant’s Registration Statement, filed on March 14, 2012.
(14)	Incorporated by reference from Post-Effective Amendment No. 5 to the Registrant’s Registration Statement, filed on April 5, 2012.
(15)	Incorporated by reference from Post-Effective Amendment No. 6 to the Registrant’s Registration Statement, filed on April 12, 2012.
(16)	Incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed on April 16, 2012.
(17)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on April 16, 2012.
(18)	Incorporated by reference from Post-Effective Amendment No. 8 to the Registrant’s Registration Statement, filed on April 26, 2012.
(19)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on May 7, 2012.
(20)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on May 7, 2012.
(21)	Incorporated by reference from Post-Effective Amendment No. 10 to the Registrant’s Registration Statement, filed on June 14, 2012.
(22)	Incorporated by reference from Post-Effective Amendment No. 11 to the Registrant’s Registration Statement, filed on June 28, 2012.
(23)	Incorporated by reference from Post-Effective Amendment No. 12 to the Registrant’s Registration Statement, filed on July 6, 2012.
(24)	Incorporated by reference from Post-Effective Amendment No. 13 to the Registrant’s Registration Statement, filed on July 12, 2012.
(25)	Incorporated by reference from Post-Effective Amendment No. 15 to the Registrant’s Registration Statement, filed on July 19, 2012.
(26)	Incorporated by reference from Post-Effective Amendment No. 16 to the Registrant’s Registration Statement, filed on July 26, 2012.
(27)	Incorporated by reference from Post-Effective Amendment No. 17 to the Registrant’s Registration Statement, filed on August 2, 2012.
(28)	Incorporated by reference from Post-Effective Amendment No. 18 to the Registrant’s Registration Statement, filed on August 9, 2012.
(29)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on August 14, 2012.
(30)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on August 14, 2012.
(31)	Incorporated by reference from Post-Effective Amendment No. 19 to the Registrant’s Registration Statement, filed on August 16, 2012.
(32)	Incorporated by reference from Post-Effective Amendment No. 20 to the Registrant’s Registration Statement, filed on August 23, 2012.
(33)	Incorporated by reference from Post-Effective Amendment No. 22 to the Registrant’s Registration Statement, filed on September 7, 2012.
(34)	Incorporated by reference from Post-Effective Amendment No. 24 to the Registrant’s Registration Statement, filed on September 13, 2012.

(35)	Incorporated by reference from Post-Effective Amendment No. 25 to the Registrant’s Registration Statement, filed on September 20, 2012.
(36)	Incorporated by reference from Post-Effective Amendment No. 26 to the Registrant’s Registration Statement, filed on September 27, 2012.
(37)	Incorporated by reference from Post-Effective Amendment No. 27 to the Registrant’s Registration Statement, filed on October 4, 2012.
(38)	Incorporated by reference from Post-Effective Amendment No. 2 to the Registrant’s Registration Statement, filed on November 23, 2012.
(39)	Incorporated by reference from Post-Effective Amendment No. 3 to the Registrant’s Registration Statement, filed on November 29, 2012.
(40)	Incorporated by reference from Post-Effective Amendment No. 4 to the Registrant’s Registration Statement, filed on December 6, 2012.
(41)	Incorporated by reference from Post-Effective Amendment No. 5 to the Registrant’s Registration Statement, filed on December 13, 2012.
(42)	Incorporated by reference from Post-Effective Amendment No. 6 to the Registrant’s Registration Statement, filed on December 20, 2012.
(43)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on December 21, 2012.
(44)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on December 21, 2012.
(45)	Incorporated by reference from Post-Effective Amendment No. 8 to the Registrant’s Registration Statement, filed on December 28, 2012.
(46)	Incorporated by reference from Post-Effective Amendment No. 9 to the Registrant’s Registration Statement, filed on January 4, 2013.
(47)	Incorporated by reference from Post-Effective Amendment No. 10 to the Registrant’s Registration Statement, filed on January 10, 2013.
(48)	Incorporated by reference from Post-Effective Amendment No. 11 to the Registrant’s Registration Statement, filed on January 17, 2013.
(49)	Incorporated by reference from Post-Effective Amendment No. 12 to the Registrant’s Registration Statement, filed on January 25, 2013.
(50)	Incorporated by reference from Post-Effective Amendment No. 13 to the Registrant’s Registration Statement, filed on January 31, 2013.
(51)	Incorporated by reference from Post-Effective Amendment No. 14 to the Registrant’s Registration Statement, filed on February 7, 2013.
(52)	Incorporated by reference from Post-Effective Amendment No. 16 to the Registrant’s Registration Statement, filed on February 22, 2013.
(53)	Incorporated by reference from Post-Effective Amendment No. 17 to the Registrant’s Registration Statement, filed on February 28, 2013.
(54)	Incorporated by reference from Post-Effective Amendment No. 18 to the Registrant’s Registration Statement, filed on March 7, 2013.
(55)	Incorporated by reference from Post-Effective Amendment No. 19 to the Registrant’s Registration Statement, filed on March 14, 2013.
(56)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on March 15, 2013.
(57)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on March 15, 2013.
(58)	Incorporated by reference from Post-Effective Amendment No. 21 to the Registrant’s Registration Statement, filed on March 21, 2013.
(59)	Incorporated by reference from Post-Effective Amendment No. 22 to the Registrant’s Registration Statement, filed on March 28, 2013.
(60)	Incorporated by reference from the Registrant’s Form 10-Q filed on May 6, 2013.
(61)	Incorporated by reference from Post-Effective Amendment No. 23 to the Registrant’s Registration Statement, filed on April 4, 2013.
(62)	Incorporated by reference from Post-Effective Amendment No. 24 to the Registrant’s Registration Statement, filed on April 11, 2013.
(63)	Incorporated by reference from Post-Effective Amendment No. 25 to the Registrant’s Registration Statement, filed on April 18, 2013.
(64)	Incorporated by reference from Post-Effective Amendment No. 26 to the Registrant’s Registration Statement, filed on April 25, 2013.

(65)	Incorporated by reference from Post-Effective Amendment No. 27 to the Registrant’s Registration Statement, filed on May 2, 2013.
(66)	Incorporated by reference from Post-Effective Amendment No. 29 to the Registrant’s Registration Statement, filed on May 9, 2013.
(67)	Incorporated by reference from Post-Effective Amendment No. 30 to the Registrant’s Registration Statement, filed on May 23, 2013.
(68)	Incorporated by reference from Post-Effective Amendment No. 31 to the Registrant’s Registration Statement, filed on May 31, 2013.
(69)	Incorporated by reference from Post-Effective Amendment No. 32 to the Registrant’s Registration Statement, filed on June 6, 2013.
(70)	Incorporated by reference from Post-Effective Amendment No. 33 to the Registrant’s Registration Statement, filed on June 13, 2013.
(71)	Incorporated by reference from Post-Effective Amendment No. 34 to the Registrant’s Registration Statement, filed on June 20, 2013.
(72)	Incorporated by reference from Post-Effective Amendment No. 35 to the Registrant’s Registration Statement, filed on June 27, 2013.
(73)	Incorporated by reference from Post-Effective Amendment No. 36 to the Registrant’s Registration Statement, filed on July 5, 2013.
(74)	Incorporated by reference from Post-Effective Amendment No. 37 to the Registrant’s Registration Statement, filed on July 11, 2013.
(75)	Incorporated by reference from Post-Effective Amendment No. 38 to the Registrant’s Registration Statement, filed on July 18, 2013.
(76)	Incorporated by reference from Post-Effective Amendment No. 39 to the Registrant’s Registration Statement, filed on July 25, 2013.
(77)	Incorporated by reference from Post-Effective Amendment No. 40 to the Registrant’s Registration Statement, filed on August 1, 2013.
(78)	Incorporated by reference from Post-Effective Amendment No. 41 to the Registrant’s Registration Statement, filed on August 8, 2013.
(79)	Incorporated by reference from Post-Effective Amendment No. 42 to the Registrant’s Registration Statement, filed on August 15, 2013.
(80)	Incorporated by reference from Post-Effective Amendment No. 43 to the Registrant’s Registration Statement, filed on August 22, 2013.
(81)	Incorporated by reference from Post-Effective Amendment No. 45 to the Registrant’s Registration Statement, filed on September 6, 2013.
(82)	Incorporated by reference from Post-Effective Amendment No. 46 to the Registrant’s Registration Statement, filed on September 12, 2013.
(83)	Incorporated by reference from Post-Effective Amendment No. 47 to the Registrant’s Registration Statement, filed on September 19, 2013.
(84)	Incorporated by reference from Post-Effective Amendment No. 48 to the Registrant's Registration Statement, filed on September 26, 2013.
(85)	Incorporated by reference from Post-Effective Amendment No. 49 to the Registrant's Registration Statement, filed on October 3, 2013.
(86)	Incorporated by reference from Post-Effective Amendment No. 50 to the Registrant's Registration Statement, filed on October 10, 2013.
(87)	Incorporated by reference from Post-Effective Amendment No. 51 to the Registrant's Registration Statement, filed on October 18, 2013.
(88)	Incorporated by reference from Post-Effective Amendment No. 3 to the Registrant's Registration Statement, filed on October 24, 2013.
(89)	Incorporated by reference from Post-Effective Amendment No. 4 to the Registrant's Registration Statement, filed on October 31, 2013.
(90)	Incorporated by reference from Post-Effective Amendment No. 6 to the Registrant's Registration Statement, filed on November 7, 2013.
(91)	Incorporated by reference from Post-Effective Amendment No. 7 to the Registrant's Registration Statement, filed on November 15, 2013.
(92)	Incorporated by reference from Post-Effective Amendment No. 8 to the Registrant's Registration Statement, filed on November 21, 2013.

(93)	Incorporated by reference from Post-Effective Amendment No. 9 to the Registrant's Registration Statement, filed on November 29, 2013.
(94)	Incorporated by reference from Post-Effective Amendment No. 10 to the Registrant's Registration Statement, filed on December 5, 2013.
(95)	Incorporated by reference from Post-Effective Amendment No. 11 to the Registrant's Registration Statement, filed on December 12, 2013.
(96)	Incorporated by reference from Post-Effective Amendment No. 12 to the Registrant's Registration Statement, filed on December 19, 2013.
(97)	Incorporated by reference from Post-Effective Amendment No. 13 to the Registrant's Registration Statement, filed on December 27, 2013.
(98)	Incorporated by reference from Post-Effective Amendment No. 14 to the Registrant's Registration Statement, filed on January 3, 2014.
(99)	Incorporated by reference from Post-Effective Amendment No. 15 to the Registrant's Registration Statement, filed on January 9, 2014.
(100)	Incorporated by reference from Post-Effective Amendment No. 16 to the Registrant's Registration Statement , filed on January 16, 2014.
(101)	Incorporated by reference from Post-Effective Amendment No. 17 to the Registrant's Registration Statement, filed on January 24, 2014.
(102)	Incorporated by reference from Post-Effective Amendment No. 18 to the Registrant's Registration Statement, filed on January 30, 2014.
(103)	Incorporated by reference from Post-Effective Amendment No. 19 to the Registrant's Registration Statement, filed on February 6, 2014.
(104)	Incorporated by reference from Post-Effective Amendment No. 20 to the Registrant's Registration Statement, filed on February 13, 2014.
(105)	Incorporated by reference from Post-Effective Amendment No. 21 to the Registrant's Registration Statement, filed on February 19, 2014.
(106)	Incorporated by reference from Post-Effective Amendment No. 22 to the Registrant's Registration Statement, filed on February 21, 2014.
(107)	Incorporated by reference from Post-Effective Amendment No. 23 to the Registrant's Registration Statement, filed on February 27, 2014.
(108)	Incorporated by reference from Post-Effective Amendment No. 24 to the Registrant's Registration Statement, filed on March 6, 2014.
(109)	Incorporated by reference from Post-Effective Amendment No. 25 to the Registrant's Registration Statement, filed on March 11, 2014.
(110)	Incorporated by reference from Post-Effective Amendment No. 26 to the Registrant's Registration Statement, filed on March 13, 2014.
(111)	Incorporated by reference from Post-Effective Amendment No. 27 to the Registrant's Registration Statement, filed on March 20, 2014.
(112)	Incorporated by reference from Post-Effective Amendment No. 28 to the Registrant's Registration Statement, filed on March 27, 2014.
(113)	Incorporated by reference from Post-Effective Amendment No. 29 to the Registrant's Registration Statement, filed on April 3, 2014.
(114)	Incorporated by reference from Post-Effective Amendment No. 30 to the Registrant's Registration Statement, filed on April 7, 2014.
(115)	Incorporated by reference from Post-Effective Amendment No. 31 to the Registrant's Registration Statement, filed on April 10, 2014.
(116)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on April 16, 2014.
(117)	Incorporated by reference from Post-Effective Amendment No. 32 to the Registrant's Registration Statement, filed on April 17, 2014.
(118)	Incorporated by reference from Post-Effective Amendment No. 33 to the Registrant's Registration Statement, filed on April 24, 2014.
(119)	Incorporated by reference from Post-Effective Amendment No. 34 to the Registrant's Registration Statement, filed on May 1, 2014.
(120)	Incorporated by reference from Post-Effective Amendment No. 35 to the Registrant's Registration Statement, filed on May 8, 2014.

(121)	Incorporated by reference from the Registrant’s Form 10-K filed on August 21, 2013.
(122)	Incorporated by reference from Post-Effective Amendment No. 1 to the Registrant's Registration Statement, filed on October 15, 2013.
(123)	Incorporated by reference from the Registrant’s Proxy Statement filed on September 10, 2013.
(124)	Incorporated by reference from the Registrant’s Form 8-K filed on December 11, 2013.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 25, 2014.

PROSPECT CAPITAL CORPORATION

By:	/s/ JOHN F. BARRY III
John F. Barry III
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JOHN F. BARRY III	/s/ ANDREW C. COOPER
John F. Barry III	Andrew C. Cooper
Chairman of the Board, Chief Executive Officer and Director	Director
August 25, 2014	August 25, 2014

/s/ BRIAN H. OSWALD	/s/ WILLIAM J. GREMP
Brian H. Oswald	William J. Gremp
Chief Financial Officer	Director
August 25, 2014	August 25, 2014

/s/ M. GRIER ELIASEK	/s/ EUGENE S. STARK
M. Grier Eliasek	Eugene S. Stark
President, Chief Operating Officer and Director	Director
August 25, 2014	August 25, 2014