Form 10-K/A
period 2014-06-30
PROSPECT CAPITAL CORP
filed 2014-08-26
CIK 1287032

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

EXPLANATORY NOTE
Prospect Capital Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2014, as filed with the Securities and Exchange Commission on August 25, 2014 (the “Annual Report”), for the sole purpose of correcting a clerical error in the description of managerial assistance on pages 5 and 164.
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
Prospect Administration, through a managerial assistance agreement executed with each portfolio company to which we provide managerial assistance, provides such managerial assistance on our behalf. In doing so, Prospect Administration utilizes personnel of our Investment Adviser, Prospect Capital Management. We, on behalf of Prospect Administration, invoice portfolio companies receiving and paying for managerial assistance, and we remit to Prospect Administration its allocated cost of providing such services, including payments to Prospect Capital Management for personnel it utilizes for that purpose. Our payments to Prospect Administration are periodically reviewed by our Board of Directors.

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
Prospect Administration, through a managerial assistance agreement executed with each portfolio company to which we provide managerial assistance, provides such managerial assistance on our behalf. In doing so, Prospect Administration utilizes personnel of our Investment Adviser, Prospect Capital Management. We, on behalf of Prospect Administration, invoice portfolio companies receiving and paying for managerial assistance, and we remit to Prospect Administration its allocated cost of providing such services, including payments to Prospect Capital Management for personnel it utilizes for that purpose. Our payments to Prospect Administration are periodically reviewed by our Board of Directors.
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