Form 10-K/A
period 2014-06-30
PROSPECT CAPITAL CORP
filed 2014-11-03
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 2

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
As of November 3, 2014, there were 352,597,291 shares of the Registrant's common stock outstanding.
Documents Incorporated by Reference
Portions of the Registrant's definitive Proxy Statement relating to the 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described therein.

EXPLANATORY NOTE
Prospect Capital Corporation (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, as filed with the Securities and Exchange Commission (the “SEC”) on August 25, 2014 and amended by Amendment No. 1 on August 26, 2014 (the “Annual Report”). The purpose of Amendment No. 2 is to amend:

•	Part I, “Item 1A. Risk Factors” to replace an erroneous reference to “quarterly” with “monthly” in the risk factor addressing dividends on page 46 of the Annual Report;

•
Note 3 to the Company’s consolidated financial statements in Part II, “Item 8. Financial Statements and Supplementary Data” to remove an erroneous reference to “(Unaudited)” following the section heading “Unconsolidated Significant Subsidiaries” on page 150 of the Annual Report and explain ambiguity in the application of the calculation for Rules 3-09 and 4-08(g) of Regulation S-X; and

•
Item 15 to include the audited financial statements of First Tower Holdings of Delaware LLC and its subsidiaries (“FT DE”). As the SEC has not released details on the mechanics of how the calculations related to Rules 3-09 and 4-08(g) of Regulation S-X are to be completed, there is diversity in practice for the calculation. Based on our interpretation of Rule 3-09 of Regulation S-X and related calculations, we do not believe that audited financial statements are required for FT DE. We have included the audited financial statements of FT DE in Exhibit 99.1 in order to cover the possibility that the SEC will adopt an interpretation that would require such filing. We expect that the SEC will clarify the calculation method in the future.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment No. 2 also includes currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certification exhibits have been revised accordingly.
This Amendment No. 2 is not intended to, nor does it, reflect events occurring after the filing of the Annual Report, and does not modify or update the disclosures therein in any way other than as required to reflect the changes described above.

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
We intend to make distributions on a monthly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. If we declare a dividend and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash dividend payments.
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
The original cost basis of debt placements and equity securities acquired, including follow-on investments for existing portfolio companies, totaled $2,952,456 and $3,103,217 during the years ended June 30, 2014 and June 30, 2013, respectively. Debt repayments and proceeds from sales of equity securities of approximately $787,069 and $931,534 were received during the years ended June 30, 2014 and June 30, 2013, respectively.
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
At June 30, 2014 and June 30, 2013, we had no single investment that represented greater than 10% of our total investment portfolio at fair value. At June 30, 2014 and June 30, 2013, we had no single investment whose assets represented greater than 10% of our total assets. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment or the marking to fair value of an investment in any given year can be highly concentrated among several investments. After performing the analysis, we determined that First Tower Holdings of Delaware LLC and its subsidiaries ("FT DE") generated more than 10% of our income, but less than 20% of our income, primarily due to the unrealized gain that was recognized on the investment for the year ended June 30, 2014. As such, we provide summarized financial information as follows:

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
As the SEC has not released details on the mechanics of how the calculations related to Rules 3-09 and 4-08(g) of Regulation S-X are to be completed, there is diversity in practice for the calculation. Based on our interpretation of Rule 3-09 of Regulation S-X and related calculations, we do not believe that audited financial statements are required for FT DE. We have included the audited financial statements of FT DE in Exhibit 99.1 in order to cover the possibility that the SEC will adopt an interpretation that would require such filing. We expect that the SEC will clarify the calculation method in the future.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules
The following documents are filed as part of this report:

1.	Financial Statements – The financial statements and schedules listed in the accompanying Index to Consolidated Financial Statements in Item 8 of this report.

2.	Financial Statement Schedules – The financial statements of First Tower Holdings of Delaware LLC and its subsidiaries are provided as Exhibit 99.1 to this report.

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

Exhibit No.
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

Exhibit No.
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

Exhibit No.
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

Exhibit No.
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

Exhibit No.
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

Exhibit No.
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

Exhibit No.
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

Exhibit No.
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

Exhibit No.
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

Exhibit No.
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

Exhibit No.
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

Exhibit No.
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

Exhibit No.
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

Exhibit No.
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

Exhibit No.
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

Exhibit No.
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

Exhibit No.
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

Exhibit No.
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

Exhibit No.
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

Exhibit No.
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

Exhibit No.
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

Exhibit No.
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

Exhibit No.
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

Exhibit No.
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

Exhibit No.
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

Exhibit No.
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

Exhibit No.
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

Exhibit No.
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

Exhibit No.
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

Exhibit No.
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

10.9	Custody Agreement, dated as of January 23, 2013, by and between the Registrant and U.S. Bank National Association(60)
10.10	Custody Agreement, dated as of April 24, 2013, by and between the Registrant and Israeli Discount Bank of New York Ltd.(121)
10.11	Custody Agreement, dated as of October 28, 2013, by and between the Registrant and Fifth Third Bank(99)
10.12	Custody Agreement, dated as of May 9, 2014, by and between the Registrant and Customers Bank(125)
10.13	Custody Agreement, dated as of May 9, 2014, by and between the Registrant and Peapack-Gladstone Bank(125)
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
14	Code of Ethics(121)
21	Subsidiaries of the Registrant (included in the notes to the consolidated financial statements contained in this annual report)
22.1	Proxy Statement(123)
22.2	Published report regarding matters submitted to vote of security holders(124)

Exhibit No.
23.1	Consent of McGladrey LLP, Certified Public Accountants of First Tower Holdings of Delaware LLC*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
99.1
Audited Consolidated Financial Statements of First Tower Holdings of Delaware LLC and its subsidiaries as of December 31, 2013 and 2012, and for the year ended December 31, 2013 and the period from March 14, 2012 (inception date) through December 31, 2012*

*	Filed herewith.
(1)	Incorporated by reference from the Registrant's Form 8-K filed on May 9, 2014.
(2)	Incorporated by reference from the Registrant's Form 8-K filed on August 26, 2011.
(3)	Incorporated by reference from Pre-Effective Amendment No. 2 to the Registrant's Registration Statement, filed on July 6, 2004.
(4)	Incorporated by reference from Pre-Effective Amendment No. 3 to the Registrant's Registration Statement, filed on July 23, 2004.
(5)	Incorporated by reference from the Registrant's Form 8-K filed on March 21, 2012.
(6)	Incorporated by reference from the Registrant's Form 8-K filed on April 2, 2012.
(7)	Incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed on December 21, 2010.
(8)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on December 21, 2010.
(9)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on February 18, 2011.
(10)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on February 18, 2011.
(11)	Incorporated by reference from Post-Effective Amendment No. 1 to the Registrant’s Registration Statement, filed on March 1, 2012.
(12)	Incorporated by reference from Post-Effective Amendment No. 2 to the Registrant’s Registration Statement, filed on March 8, 2012.
(13)	Incorporated by reference from Post-Effective Amendment No. 3 to the Registrant’s Registration Statement, filed on March 14, 2012.
(14)	Incorporated by reference from Post-Effective Amendment No. 5 to the Registrant’s Registration Statement, filed on April 5, 2012.
(15)	Incorporated by reference from Post-Effective Amendment No. 6 to the Registrant’s Registration Statement, filed on April 12, 2012.
(16)	Incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed on April 16, 2012.
(17)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on April 16, 2012.
(18)	Incorporated by reference from Post-Effective Amendment No. 8 to the Registrant’s Registration Statement, filed on April 26, 2012.
(19)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on May 7, 2012.
(20)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on May 7, 2012.
(21)	Incorporated by reference from Post-Effective Amendment No. 10 to the Registrant’s Registration Statement, filed on June 14, 2012.
(22)	Incorporated by reference from Post-Effective Amendment No. 11 to the Registrant’s Registration Statement, filed on June 28, 2012.
(23)	Incorporated by reference from Post-Effective Amendment No. 12 to the Registrant’s Registration Statement, filed on July 6, 2012.
(24)	Incorporated by reference from Post-Effective Amendment No. 13 to the Registrant’s Registration Statement, filed on July 12, 2012.
(25)	Incorporated by reference from Post-Effective Amendment No. 15 to the Registrant’s Registration Statement, filed on July 19, 2012.
(26)	Incorporated by reference from Post-Effective Amendment No. 16 to the Registrant’s Registration Statement, filed on July 26, 2012.

(27)	Incorporated by reference from Post-Effective Amendment No. 17 to the Registrant’s Registration Statement, filed on August 2, 2012.
(28)	Incorporated by reference from Post-Effective Amendment No. 18 to the Registrant’s Registration Statement, filed on August 9, 2012.
(29)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on August 14, 2012.
(30)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on August 14, 2012.
(31)	Incorporated by reference from Post-Effective Amendment No. 19 to the Registrant’s Registration Statement, filed on August 16, 2012.
(32)	Incorporated by reference from Post-Effective Amendment No. 20 to the Registrant’s Registration Statement, filed on August 23, 2012.
(33)	Incorporated by reference from Post-Effective Amendment No. 22 to the Registrant’s Registration Statement, filed on September 7, 2012.
(34)	Incorporated by reference from Post-Effective Amendment No. 24 to the Registrant’s Registration Statement, filed on September 13, 2012.
(35)	Incorporated by reference from Post-Effective Amendment No. 25 to the Registrant’s Registration Statement, filed on September 20, 2012.
(36)	Incorporated by reference from Post-Effective Amendment No. 26 to the Registrant’s Registration Statement, filed on September 27, 2012.
(37)	Incorporated by reference from Post-Effective Amendment No. 27 to the Registrant’s Registration Statement, filed on October 4, 2012.
(38)	Incorporated by reference from Post-Effective Amendment No. 2 to the Registrant’s Registration Statement, filed on November 23, 2012.
(39)	Incorporated by reference from Post-Effective Amendment No. 3 to the Registrant’s Registration Statement, filed on November 29, 2012.
(40)	Incorporated by reference from Post-Effective Amendment No. 4 to the Registrant’s Registration Statement, filed on December 6, 2012.
(41)	Incorporated by reference from Post-Effective Amendment No. 5 to the Registrant’s Registration Statement, filed on December 13, 2012.
(42)	Incorporated by reference from Post-Effective Amendment No. 6 to the Registrant’s Registration Statement, filed on December 20, 2012.
(43)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on December 21, 2012.
(44)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on December 21, 2012.
(45)	Incorporated by reference from Post-Effective Amendment No. 8 to the Registrant’s Registration Statement, filed on December 28, 2012.
(46)	Incorporated by reference from Post-Effective Amendment No. 9 to the Registrant’s Registration Statement, filed on January 4, 2013.
(47)	Incorporated by reference from Post-Effective Amendment No. 10 to the Registrant’s Registration Statement, filed on January 10, 2013.
(48)	Incorporated by reference from Post-Effective Amendment No. 11 to the Registrant’s Registration Statement, filed on January 17, 2013.
(49)	Incorporated by reference from Post-Effective Amendment No. 12 to the Registrant’s Registration Statement, filed on January 25, 2013.
(50)	Incorporated by reference from Post-Effective Amendment No. 13 to the Registrant’s Registration Statement, filed on January 31, 2013.
(51)	Incorporated by reference from Post-Effective Amendment No. 14 to the Registrant’s Registration Statement, filed on February 7, 2013.
(52)	Incorporated by reference from Post-Effective Amendment No. 16 to the Registrant’s Registration Statement, filed on February 22, 2013.
(53)	Incorporated by reference from Post-Effective Amendment No. 17 to the Registrant’s Registration Statement, filed on February 28, 2013.
(54)	Incorporated by reference from Post-Effective Amendment No. 18 to the Registrant’s Registration Statement, filed on March 7, 2013.
(55)	Incorporated by reference from Post-Effective Amendment No. 19 to the Registrant’s Registration Statement, filed on March 14, 2013.
(56)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on March 15, 2013.

(57)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on March 15, 2013.
(58)	Incorporated by reference from Post-Effective Amendment No. 21 to the Registrant’s Registration Statement, filed on March 21, 2013.
(59)	Incorporated by reference from Post-Effective Amendment No. 22 to the Registrant’s Registration Statement, filed on March 28, 2013.
(60)	Incorporated by reference from the Registrant’s Form 10-Q filed on May 6, 2013.
(61)	Incorporated by reference from Post-Effective Amendment No. 23 to the Registrant’s Registration Statement, filed on April 4, 2013.
(62)	Incorporated by reference from Post-Effective Amendment No. 24 to the Registrant’s Registration Statement, filed on April 11, 2013.
(63)	Incorporated by reference from Post-Effective Amendment No. 25 to the Registrant’s Registration Statement, filed on April 18, 2013.
(64)	Incorporated by reference from Post-Effective Amendment No. 26 to the Registrant’s Registration Statement, filed on April 25, 2013.
(65)	Incorporated by reference from Post-Effective Amendment No. 27 to the Registrant’s Registration Statement, filed on May 2, 2013.
(66)	Incorporated by reference from Post-Effective Amendment No. 29 to the Registrant’s Registration Statement, filed on May 9, 2013.
(67)	Incorporated by reference from Post-Effective Amendment No. 30 to the Registrant’s Registration Statement, filed on May 23, 2013.
(68)	Incorporated by reference from Post-Effective Amendment No. 31 to the Registrant’s Registration Statement, filed on May 31, 2013.
(69)	Incorporated by reference from Post-Effective Amendment No. 32 to the Registrant’s Registration Statement, filed on June 6, 2013.
(70)	Incorporated by reference from Post-Effective Amendment No. 33 to the Registrant’s Registration Statement, filed on June 13, 2013.
(71)	Incorporated by reference from Post-Effective Amendment No. 34 to the Registrant’s Registration Statement, filed on June 20, 2013.
(72)	Incorporated by reference from Post-Effective Amendment No. 35 to the Registrant’s Registration Statement, filed on June 27, 2013.
(73)	Incorporated by reference from Post-Effective Amendment No. 36 to the Registrant’s Registration Statement, filed on July 5, 2013.
(74)	Incorporated by reference from Post-Effective Amendment No. 37 to the Registrant’s Registration Statement, filed on July 11, 2013.
(75)	Incorporated by reference from Post-Effective Amendment No. 38 to the Registrant’s Registration Statement, filed on July 18, 2013.
(76)	Incorporated by reference from Post-Effective Amendment No. 39 to the Registrant’s Registration Statement, filed on July 25, 2013.
(77)	Incorporated by reference from Post-Effective Amendment No. 40 to the Registrant’s Registration Statement, filed on August 1, 2013.
(78)	Incorporated by reference from Post-Effective Amendment No. 41 to the Registrant’s Registration Statement, filed on August 8, 2013.
(79)	Incorporated by reference from Post-Effective Amendment No. 42 to the Registrant’s Registration Statement, filed on August 15, 2013.
(80)	Incorporated by reference from Post-Effective Amendment No. 43 to the Registrant’s Registration Statement, filed on August 22, 2013.
(81)	Incorporated by reference from Post-Effective Amendment No. 45 to the Registrant’s Registration Statement, filed on September 6, 2013.
(82)	Incorporated by reference from Post-Effective Amendment No. 46 to the Registrant’s Registration Statement, filed on September 12, 2013.
(83)	Incorporated by reference from Post-Effective Amendment No. 47 to the Registrant’s Registration Statement, filed on September 19, 2013.
(84)	Incorporated by reference from Post-Effective Amendment No. 48 to the Registrant's Registration Statement, filed on September 26, 2013.

(85)	Incorporated by reference from Post-Effective Amendment No. 49 to the Registrant's Registration Statement, filed on October 3, 2013.
(86)	Incorporated by reference from Post-Effective Amendment No. 50 to the Registrant's Registration Statement, filed on October 10, 2013.
(87)	Incorporated by reference from Post-Effective Amendment No. 51 to the Registrant's Registration Statement, filed on October 18, 2013.
(88)	Incorporated by reference from Post-Effective Amendment No. 3 to the Registrant's Registration Statement, filed on October 24, 2013.
(89)	Incorporated by reference from Post-Effective Amendment No. 4 to the Registrant's Registration Statement, filed on October 31, 2013.
(90)	Incorporated by reference from Post-Effective Amendment No. 6 to the Registrant's Registration Statement, filed on November 7, 2013.
(91)	Incorporated by reference from Post-Effective Amendment No. 7 to the Registrant's Registration Statement, filed on November 15, 2013.
(92)	Incorporated by reference from Post-Effective Amendment No. 8 to the Registrant's Registration Statement, filed on November 21, 2013.
(93)	Incorporated by reference from Post-Effective Amendment No. 9 to the Registrant's Registration Statement, filed on November 29, 2013.
(94)	Incorporated by reference from Post-Effective Amendment No. 10 to the Registrant's Registration Statement, filed on December 5, 2013.
(95)	Incorporated by reference from Post-Effective Amendment No. 11 to the Registrant's Registration Statement, filed on December 12, 2013.
(96)	Incorporated by reference from Post-Effective Amendment No. 12 to the Registrant's Registration Statement, filed on December 19, 2013.
(97)	Incorporated by reference from Post-Effective Amendment No. 13 to the Registrant's Registration Statement, filed on December 27, 2013.
(98)	Incorporated by reference from Post-Effective Amendment No. 14 to the Registrant's Registration Statement, filed on January 3, 2014.
(99)	Incorporated by reference from Post-Effective Amendment No. 15 to the Registrant's Registration Statement, filed on January 9, 2014.
(100)	Incorporated by reference from Post-Effective Amendment No. 16 to the Registrant's Registration Statement , filed on January 16, 2014.
(101)	Incorporated by reference from Post-Effective Amendment No. 17 to the Registrant's Registration Statement, filed on January 24, 2014.
(102)	Incorporated by reference from Post-Effective Amendment No. 18 to the Registrant's Registration Statement, filed on January 30, 2014.
(103)	Incorporated by reference from Post-Effective Amendment No. 19 to the Registrant's Registration Statement, filed on February 6, 2014.
(104)	Incorporated by reference from Post-Effective Amendment No. 20 to the Registrant's Registration Statement, filed on February 13, 2014.
(105)	Incorporated by reference from Post-Effective Amendment No. 21 to the Registrant's Registration Statement, filed on February 19, 2014.
(106)	Incorporated by reference from Post-Effective Amendment No. 22 to the Registrant's Registration Statement, filed on February 21, 2014.
(107)	Incorporated by reference from Post-Effective Amendment No. 23 to the Registrant's Registration Statement, filed on February 27, 2014.
(108)	Incorporated by reference from Post-Effective Amendment No. 24 to the Registrant's Registration Statement, filed on March 6, 2014.
(109)	Incorporated by reference from Post-Effective Amendment No. 25 to the Registrant's Registration Statement, filed on March 11, 2014.
(110)	Incorporated by reference from Post-Effective Amendment No. 26 to the Registrant's Registration Statement, filed on March 13, 2014.
(111)	Incorporated by reference from Post-Effective Amendment No. 27 to the Registrant's Registration Statement, filed on March 20, 2014.
(112)	Incorporated by reference from Post-Effective Amendment No. 28 to the Registrant's Registration Statement, filed on March 27, 2014.

(113)	Incorporated by reference from Post-Effective Amendment No. 29 to the Registrant's Registration Statement, filed on April 3, 2014.
(114)	Incorporated by reference from Post-Effective Amendment No. 30 to the Registrant's Registration Statement, filed on April 7, 2014.
(115)	Incorporated by reference from Post-Effective Amendment No. 31 to the Registrant's Registration Statement, filed on April 10, 2014.
(116)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on April 16, 2014.
(117)	Incorporated by reference from Post-Effective Amendment No. 32 to the Registrant's Registration Statement, filed on April 17, 2014.
(118)	Incorporated by reference from Post-Effective Amendment No. 33 to the Registrant's Registration Statement, filed on April 24, 2014.
(119)	Incorporated by reference from Post-Effective Amendment No. 34 to the Registrant's Registration Statement, filed on May 1, 2014.
(120)	Incorporated by reference from Post-Effective Amendment No. 35 to the Registrant's Registration Statement, filed on May 8, 2014.
(121)	Incorporated by reference from the Registrant’s Form 10-K filed on August 21, 2013.
(122)	Incorporated by reference from Post-Effective Amendment No. 1 to the Registrant's Registration Statement, filed on October 15, 2013.
(123)	Incorporated by reference from the Registrant’s Proxy Statement filed on September 10, 2013.
(124)	Incorporated by reference from the Registrant’s Form 8-K filed on December 11, 2013.
(125)	Incorporated by reference from the Registrant's Form 10-K/A filed on August 26, 2014.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 3, 2014.

PROSPECT CAPITAL CORPORATION

By:	/s/ JOHN F. BARRY III
John F. Barry III
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JOHN F. BARRY III	/s/ ANDREW C. COOPER
John F. Barry III	Andrew C. Cooper
Chairman of the Board, Chief Executive Officer and Director	Director
November 3, 2014	November 3, 2014

/s/ BRIAN H. OSWALD	/s/ WILLIAM J. GREMP
Brian H. Oswald	William J. Gremp
Chief Financial Officer	Director
November 3, 2014	November 3, 2014

/s/ M. GRIER ELIASEK	/s/ EUGENE S. STARK
M. Grier Eliasek	Eugene S. Stark
President, Chief Operating Officer and Director	Director
November 3, 2014	November 3, 2014