Form 10-Q
period 2014-09-30
PROSPECT CAPITAL CORP
filed 2014-11-06
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014 OR
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at November 5, 2014
$0.001 par value	352,597,291

PROSPECT CAPITAL CORPORATION

FORWARD-LOOKING STATEMENTS
This report contains information that may constitute "forward-looking statements." Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future—including statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results—are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, "Item 1A. Risk Factors" and elsewhere in this report and in our Annual Report on Form 10-K for the year ended June 30, 2014, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	September 30, 2014	June 30, 2014
	(Unaudited)	(Audited)
Assets
Investments at fair value:
Control investments (amortized cost of $1,721,493 and $1,719,242, respectively)	$1,659,997	$1,640,454
Affiliate investments (amortized cost of $46,659 and $31,829, respectively)	46,456	32,121
Non-control/non-affiliate investments (amortized cost of $4,590,568 and $4,620,451, respectively)	4,547,040	4,581,164
Total investments at fair value (amortized cost of $6,358,720 and $6,371,522, respectively)	6,253,493	6,253,739
Cash and cash equivalents	488,106	134,225
Receivables for:
Interest, net	20,523	21,997
Other	2,765	2,587
Prepaid expenses	2,805	2,828
Deferred financing costs	65,373	61,893
Total Assets	6,833,065	6,477,269

Liabilities
Revolving Credit Facility (Notes 4 and 8)	411,000	92,000
Convertible Notes (Notes 5 and 8)	1,247,500	1,247,500
Public Notes (Notes 6 and 8)	647,950	647,881
Prospect Capital InterNotes® (Notes 7 and 8)	784,305	785,670
Due to broker	1,787	—
Dividends payable	38,518	37,843
Due to Prospect Administration (Note 13)	2,272	2,208
Due to Prospect Capital Management (Note 13)	3,915	3
Accrued expenses	5,877	4,790
Interest payable	35,950	37,459
Other liabilities	6,232	3,733
Total Liabilities	3,185,306	2,859,087
Net Assets	$3,647,759	$3,618,182

Components of Net Assets
Common stock, par value $0.001 per share (1,000,000,000 common shares authorized; 348,504,375 and 342,626,637 issued and outstanding, respectively) (Note 9)	$349	$343
Paid-in capital in excess of par (Note 9)	3,883,527	3,814,634
Undistributed net investment income	17,966	42,086
Accumulated realized losses on investments	(148,856)	(121,098)
Unrealized depreciation on investments	(105,227)	(117,783)
Net Assets	$3,647,759	$3,618,182

Net Asset Value Per Share (Note 16)	$10.47	$10.56

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,
	2014	2013
Investment Income
Interest income:
Control investments	$45,128	$32,633
Affiliate investments	837	1,496
Non-control/non-affiliate investments	98,778	78,112
CLO fund securities	39,397	26,180
Total interest income	184,140	138,421
Dividend income:
Control investments	759	7,075
Affiliate investments	1,429	—
Non-control/non-affiliate investments	22	3
Money market funds	15	11
Total dividend income	2,225	7,089
Other income:
Control investments	5,663	9,221
Affiliate investments	226	2
Non-control/non-affiliate investments	9,767	6,301
Total other income (Note 10)	15,656	15,524
Total Investment Income	202,021	161,034

Operating Expenses
Investment advisory fees:
Base management fee (Note 13)	33,165	23,045
Income incentive fee (Note 13)	23,616	20,584
Total investment advisory fees	56,781	43,629
Interest and credit facility expenses	42,914	27,407
Legal fees	1,163	219
Valuation services	450	439
Audit, compliance and tax related fees	667	623
Allocation of overhead from Prospect Administration (Note 13)	2,416	3,986
Insurance expense	131	93
Directors’ fees	94	75
Excise tax	—	1,000
Other general and administrative expenses	2,942	1,226
Total Operating Expenses	107,558	78,697
Net Investment Income	94,463	82,337

Net realized (loss) gain on investments	(22,911)	3,789
Net change in unrealized appreciation (depreciation) on investments	12,556	(6,226)
Net Increase in Net Assets Resulting from Operations	$84,108	$79,900

Net increase in net assets resulting from operations per share	$0.24	$0.31
Dividends declared per share	$(0.33)	$(0.33)

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except share data)
(Unaudited)

	Three Months Ended September 30,
	2014	2013
Operations
Net investment income	$94,463	$82,337
Net realized (loss) gain on investments	(22,911)	3,789
Net change in unrealized appreciation (depreciation) on investments	12,556	(6,226)
Net Increase in Net Assets Resulting from Operations	84,108	79,900

Distributions to Shareholders
Distribution from net investment income	(114,266)	(86,676)
Distribution of return of capital	—	—
Net Decrease in Net Assets Resulting from Distributions to Shareholders	(114,266)	(86,676)

Common Stock Transactions
Issuance of common stock, net of underwriting costs	56,305	235,830
Less: Offering costs from issuance of common stock	(210)	(793)
Value of shares issued to acquire controlled investments	—	21,006
Value of shares issued through reinvestment of dividends	3,640	3,994
Net Increase in Net Assets Resulting from Common Stock Transactions	59,735	260,037

Total Increase in Net Assets	29,577	253,261
Net assets at beginning of period	3,618,182	2,656,494
Net Assets at End of Period	$3,647,759	$2,909,755

Common Stock Activity
Shares sold	5,536,780	21,293,338
Shares issued to acquire controlled investments	—	1,918,342
Shares issued through reinvestment of dividends	340,958	355,644
Total shares issued due to common stock activity	5,877,738	23,567,324
Shares issued and outstanding at beginning of period	342,626,637	247,836,965
Shares Issued and Outstanding at End of Period	348,504,375	271,404,289

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(Unaudited)

	Three Months Ended September 30,
	2014	2013
Operating Activities
Net increase in net assets resulting from operations	$84,108	$79,900
Net realized loss (gain) on investments	22,911	(3,789)
Net change in unrealized (appreciation) depreciation on investments	(12,556)	6,226
Amortization of discounts and premiums, net	13,952	9,954
Accretion of discount on Public Notes (Note 6)	69	36
Amortization of deferred financing costs	3,829	2,435
Payment-in-kind interest	(5,887)	(4,581)
Structuring fees	(10,515)	(8,660)
Change in operating assets and liabilities:
Payments for purchases of investments	(870,803)	(522,595)
Proceeds from sale of investments and collection of investment principal	863,144	164,167
Decrease in interest receivable, net	1,474	1,393
(Increase) decrease in other receivables	(178)	2,402
Decrease in prepaid expenses	23	158
Increase in due to broker	1,787	44,074
Increase (decrease) in due to Prospect Administration	64	(1,311)
Increase (decrease) in due to Prospect Capital Management	3,912	(3,590)
Increase in accrued expenses	1,087	655
Decrease in interest payable	(1,509)	(5,697)
Increase in other liabilities	2,499	2,108
Net Cash Used in Operating Activities	97,411	(236,715)

Financing Activities
Borrowings under Revolving Credit Facility (Note 4)	547,000	96,000
Principal payments under Revolving Credit Facility (Note 4)	(228,000)	(151,000)
Issuance of Prospect Capital InterNotes® (Note 7)	—	98,255
Redemptions of Prospect Capital InterNotes® (Note 7)	(1,365)	(55)
Financing costs paid and deferred	(7,309)	(2,300)
Proceeds from issuance of common stock, net of underwriting costs	56,305	235,830
Offering costs from issuance of common stock	(210)	(793)
Dividends paid	(109,951)	(80,064)
Net Cash Provided by Financing Activities	256,470	195,873

Total Increase (Decrease) in Cash and Cash Equivalents	353,881	(40,842)
Cash and cash equivalents at beginning of period	134,225	203,236
Cash and Cash Equivalents at End of Period	$488,106	$162,394

Supplemental Disclosures
Cash paid for interest	$40,524	$30,165

Non-Cash Financing Activities
Value of shares issued through reinvestment of dividends	$3,640	$3,994
Value of shares issued to acquire controlled investments	$—	$21,006

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
(in thousands, except share data)

			September 30, 2014 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(44)

American Property REIT Corp.(32)	Various / Real Estate	Senior Term Loan (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 4/1/2019)(4)	$169,511	$169,511	$169,511	4.6%
		Common Stock (272,116 shares)		35,006	28,178	0.8%
				204,517	197,689	5.4%
Arctic Energy Services, LLC(30)	Wyoming / Oil & Gas Production	Senior Secured Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor), due 5/5/2019)(3)(4)	31,640	31,640	31,640	0.9%
		Senior Subordinated Term Loan (14.00% (LIBOR + 11.00% with 3.00% LIBOR floor), due 5/5/2019)(3)(4)	20,230	20,230	20,230	0.5%
		Class A Units (700 units)		9,006	9,505	0.3%
				60,876	61,375	1.7%
ARRM Services, Inc.(42)	South Carolina / Manufacturing	Senior Secured Note to Ajax Rolled Ring & Machine, LLC (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 3/30/2018)(4)	19,337	19,337	19,337	0.5%
		Series B Preferred Stock (25,000 shares)		21,156	9,399	0.3%
		Series A Convertible Preferred Stock (6,142.60 shares)		6,057	—	—%
		Common Stock (6.00 shares)		—	—	—%
				46,550	28,736	0.8%
CCPI Inc.(33)	Ohio / Manufacturing	Senior Secured Term Loan A (10.00%, due 12/31/2017)(3)	17,100	17,100	17,100	0.5%
		Senior Secured Term Loan B (12.00% plus 7.00% PIK, due 12/31/2017)	8,390	8,390	8,390	0.2%
		Common Stock (14,857 shares)		8,553	7,143	0.2%
				34,043	32,633	0.9%
Change Clean Energy Company, LLC(8)	Maine / Energy	Membership Interest (100%)		—	—	—%
				—	—	—%
Coalbed, LLC(12)	Tennessee / Oil & Gas Production	Senior Secured Note (8.00%, in non-accrual status effective 1/19/2010, past due)(6)	8,771	5,991	—	—%
		Membership Interest (100%)		—	—	—%
				5,991	—	—%
CP Energy Services Inc.(38)	Oklahoma / Oil & Gas Production	Senior Secured Term Loan A to CP Well Testing, LLC (7.00% (LIBOR + 5.00% with 2.00% LIBOR floor), due 4/1/2019)(4)	11,035	11,035	11,035	0.3%
		Senior Secured Term Loan B to CP Well Testing, LLC (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor) plus 7.50% PIK, due 4/1/2019)(4)	72,238	72,238	72,238	2.0%
		Second Lien Term Loan to CP Well Testing, LLC (9.00% (LIBOR + 7.00% with 2.00% LIBOR floor) plus 9.00% PIK, due 4/1/2019)(4)	15,000	15,000	15,000	0.4%
		Common Stock (2,924 shares)		15,227	30,913	0.8%
				113,500	129,186	3.5%
Credit Central Loan Company, LLC(22)(34)	Ohio / Consumer Finance	Subordinated Term Loan (10.00% plus 10.00% PIK, due 6/26/2019)	36,333	36,333	36,333	1.0%
		Class A Shares (7,500,000 shares)		11,632	10,548	0.3%
				47,965	46,881	1.3%
Echelon Aviation LLC	New York / Aerospace & Defense	Senior Secured Revolving Credit Facility – $150,000 Commitment (11.75% (LIBOR + 9.75% with 2.00% LIBOR floor) plus 2.25% PIK, due 3/31/2022)(4)(25)	40,808	40,808	40,808	1.1%
		Class A Shares (11,335,318 shares)		19,907	10,896	0.3%
				60,715	51,704	1.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			September 30, 2014 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(44)

First Tower Finance Company LLC(22)(29)	Mississippi / Consumer Finance	Subordinated Term Loan to First Tower, LLC (10.00% plus 7.00% PIK, due 6/24/2019)	$251,246	$251,246	$251,246	6.9%
		Class A Shares (83,729,323 shares)		64,544	73,729	2.0%
				315,790	324,975	8.9%
Freedom Marine Solutions, LLC(8)	Louisiana / Energy	Senior Secured Note to Vessel Company, LLC (18.00%, due 12/12/2016)	3,500	3,500	3,500	0.1%
		Senior Secured Note to Vessel Company II, LLC (13.00%, due 11/25/2018)	13,000	12,504	12,504	0.3%
		Senior Secured Note to Vessel Company III, LLC (13.00%, due 12/3/2018)	16,000	16,000	16,000	0.4%
		Membership Interest (100%)		7,807	2,905	0.1%
				39,811	34,909	0.9%
Gulf Coast Machine & Supply Company	Texas / Manufacturing	Senior Secured Term Loan (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor), due 10/12/2017)(4)	19,500	19,500	13,674	0.4%
		Series A Convertible Preferred Stock (99,900 shares)		25,950	—	—%
				45,450	13,674	0.4%
Harbortouch Payments, LLC(43)	Pennsylvania / Business Services	Senior Secured Term Loan A (9.00% (LIBOR + 7.00% with 2.00% LIBOR floor), due 9/30/2017)(4)	130,589	130,589	130,589	3.6%
		Senior Secured Term Loan B (5.50% (LIBOR + 4.00% with 1.50% LIBOR floor) plus 5.50% PIK, due 3/31/2018)(4)	137,226	137,226	137,226	3.8%
		Senior Secured Term Loan C (13.00% (LIBOR + 9.00% with 4.00% LIBOR floor), due 9/29/2018)(4)	26,431	26,431	26,431	0.7%
		Class A Shares (535 shares)		7,489	24,005	0.6%
				301,735	318,251	8.7%
The Healing Staff, Inc.(9)	North Carolina / Contracting	Secured Promissory Notes to The Healing Staff, Inc. and Vets Securing America, Inc. (15.00%, in non-accrual status effective 12/22/2010, past due)	1,688	1,687	—	—%
		Senior Demand Note to The Healing Staff, Inc. (15.00%, in non-accrual status effective 11/1/2010, past due)	1,170	1,170	—	—%
		Common Stock of The Healing Staff, Inc. (1,000 shares)		—	—	—%
		Common Stock of Vets Securing America, Inc. (1 share)		975	—	—%
				3,832	—	—%
Manx Energy, Inc.(6)(12)	Kansas / Oil & Gas Production	Senior Secured Note (13.00%, in non-accrual status effective 1/19/2010, past due)	50	50	—	—%
		Series A-1 Preferred Stock (6,635 shares)		—	—	—%
		Common Stock (17,082 shares)		—	—	—%
				50	—	—%
MITY, Inc.(17)	Utah / Durable Consumer Products	Revolving Line of Credit – $7,500 Commitment (9.50% (LIBOR + 7.00% with 2.50% LIBOR floor), due 12/23/2014)(4)(25)	500	500	500	—%
		Senior Secured Note A (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor), due 3/19/2019)(3)(4)	18,250	18,250	18,250	0.5%
		Senior Secured Note B (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor) plus 10.00% PIK, due 3/19/2019)(4)	15,769	15,769	15,769	0.4%
		Subordinated Unsecured Note to Broda Enterprises ULC (10.00%, due on demand)	6,593	6,593	6,593	0.2%
		Common Stock (42,053 shares)		7,456	11,415	0.3%
				48,568	52,527	1.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			September 30, 2014 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(44)

National Property REIT Corp.(40)	Various / Real Estate	Senior Term Loan (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 4/1/2019)(4)	$138,367	$138,367	$138,367	3.8%
		Common Stock (84,567 shares)		26,913	28,463	0.8%
				165,280	166,830	4.6%
Nationwide Acceptance LLC(22)(36)	Illinois / Consumer Finance	Subordinated Term Loan (10.00% plus 10.00% PIK, due 6/18/2019)	14,820	14,820	14,820	0.4%
		Class A Shares (24,029,326 shares)		12,248	13,012	0.4%
				27,068	27,832	0.8%
NMMB, Inc.(24)	New York / Media	Senior Secured Note (14.00%, due 5/6/2016)	3,714	3,714	1,864	0.1%
		Senior Secured Note to Armed Forces Communications, Inc. (14.00%, due 5/6/2016)	7,000	7,000	3,514	0.1%
		Series A Preferred Stock (7,200 shares)		12,486	—	—%
				23,200	5,378	0.2%
R-V Industries, Inc.	Pennsylvania / Manufacturing	Senior Subordinated Note (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 6/12/2018)(3)(4)	30,411	30,411	30,411	0.8%
		Common Stock (545,107 shares)		5,087	18,876	0.5%
		Warrant (to purchase 200,000 shares of Common Stock, expires 6/30/2017)		1,682	6,926	0.2%
				37,180	56,213	1.5%
United Property REIT Corp.(41)	Various / Real Estate	Senior Term Loan (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 4/1/2019)(4)	66,704	66,704	66,704	1.8%
		Common Stock (70,689 shares)		13,421	12,930	0.4%
				80,125	79,634	2.2%
Valley Electric Company, Inc.(35)	Washington / Construction & Engineering	Senior Secured Note to Valley Electric Co. of Mt. Vernon, Inc. (8.00% (LIBOR + 5.00% with 3.00% LIBOR floor) plus 2.50% PIK, due 12/31/2017)(3)(4)	10,146	10,146	10,146	0.3%
		Senior Secured Note (10.00% plus 8.50% PIK, due 12/31/2018)	20,935	20,935	19,285	0.5%
		Common Stock (50,000 shares)		26,205	—	—%
				57,286	29,431	0.8%
Wolf Energy, LLC(12)	Kansas / Oil & Gas Production	Senior Secured Promissory Note secured by assets formerly owned by H&M (18.00%, in non-accrual status effective 4/15/2013, due 4/15/2018)(37)	26,966	—	2,110	0.1%
		Membership Interest (100%)		512	—	—%
		Net Profits Interest (8% of Equity Distributions)(7)		—	29	—%
				512	2,139	0.1%
Yatesville Coal Company, LLC(8)	Kentucky / Energy	Senior Secured Note (in non-accrual status effective 1/1/2009)	1,449	1,449	—	—%
		Membership Interest (100%)		—	—	—%
				1,449	—	—%
Total Control Investments				$1,721,493	$1,659,997	45.5%

Affiliate Investments (5.00% to 24.99% voting control)(45)

BNN Holdings Corp.	Michigan / Healthcare	Senior Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 8/29/2019)(3)(4)	21,835	21,835	21,835	0.6%
		Senior Term Loan B (11.50% (LIBOR + 10.50% with 1.00% LIBOR floor), due 8/29/2019)(3)(4)	21,945	21,945	21,945	0.6%
		Series A Preferred Stock (9,925.455 shares)(13)		2,879	2,676	0.1%
		Series B Preferred Stock (1,753.636 shares)(13)		—	—	—%
				46,659	46,456	1.3%
Total Affiliate Investments				$46,659	$46,456	1.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			September 30, 2014 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Aderant North America, Inc.(16)	Georgia / Software & Computer Services	Second Lien Term Loan (10.00% (LIBOR + 8.75% with 1.25% LIBOR floor), due 6/20/2019)(4)	$7,000	$6,917	$7,000	0.2%
				6,917	7,000	0.2%
AFI Shareholder, LLC (f/k/a Aircraft Fasteners International, LLC)	California / Machinery	Class A Units (32,500 units)		396	498	—%
				396	498	—%
Airmall Inc.(27)	Pennsylvania / Property Management	Escrow Receivable		5,881	3,601	0.1%
				5,881	3,601	0.1%
ALG USA Holdings, LLC(16)	Pennsylvania / Hotels, Restaurants & Leisure	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 2/28/2020)(4)	12,000	11,799	12,000	0.3%
				11,799	12,000	0.3%
Allied Defense Group, Inc.	Virginia / Aerospace & Defense	Common Stock (10,000 shares)		5	—	—%
				5	—	—%
American Broadband Holding Company and Cameron Holdings of NC, Inc.	North Carolina / Telecommunication Services	Senior Secured Term Loan B (11.00% (LIBOR + 9.75% with 1.25% LIBOR floor), due 9/30/2018)(3)(4)	74,654	74,654	74,654	2.0%
				74,654	74,654	2.0%
American Gilsonite Company	Utah / Metal Services & Minerals	Second Lien Term Loan (11.50%, due 9/1/2017)	38,500	38,500	38,500	1.1%
		Membership Interest (99.9999%)(15)		—	4,018	0.1%
				38,500	42,518	1.2%
Apidos CLO IX(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 17.90%)(11)	20,525	18,324	19,659	0.5%
				18,324	19,659	0.5%
Apidos CLO XI(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 14.79%)(11)	38,340	33,440	36,790	1.0%
				33,440	36,790	1.0%
Apidos CLO XII(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 16.16%)(11)	44,063	40,964	42,344	1.2%
				40,964	42,344	1.2%
Apidos CLO XV(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 14.43%)(11)	36,515	36,403	36,496	1.0%
				36,403	36,496	1.0%
Arctic Glacier U.S.A., Inc.	Minnesota / Food Products	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 11/10/2019)(3)(4)	150,000	150,000	150,000	4.1%
				150,000	150,000	4.1%
Ark-La-Tex Wireline Services, LLC	Louisiana / Oil and Gas Production	Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 4/8/2019)(4)	26,831	26,831	26,831	0.7%
		Senior Secured Term Loan B (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 4/8/2019)(4)	26,831	26,831	26,831	0.7%
		Delayed Draw Term Loan – $5,000 Commitment (due 4/8/2019)(25)	—	—	—	—%
				53,662	53,662	1.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			September 30, 2014 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Armor Holding II LLC(16)	New York / Diversified Financial Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 12/26/2020)(3)(4)	$7,000	$6,878	$6,878	0.2%
				6,878	6,878	0.2%
Atlantis Health Care Group (Puerto Rico), Inc.	Puerto Rico / Healthcare	Revolving Line of Credit – $4,000 Commitment (13.00% (LIBOR + 11.00% with 2.00% LIBOR floor), due 8/21/2015)(4)(25)(26)	2,350	2,350	2,350	0.1%
		Senior Term Loan (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor), due 2/21/2018)(3)(4)	38,858	38,858	34,128	0.9%
				41,208	36,478	1.0%
Babson CLO Ltd. 2011-I(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 5.76%)(11)	35,000	34,541	31,433	0.9%
				34,541	31,433	0.9%
Babson CLO Ltd. 2012-I(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 13.60%)(11)	29,075	22,950	25,167	0.7%
				22,950	25,167	0.7%
Babson CLO Ltd. 2012-II(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 11.71%)(11)	27,850	26,329	27,113	0.7%
				26,329	27,113	0.7%
Blue Coat Systems, Inc.(16)	Massachusetts / Software & Computer Services	Second Lien Term Loan (9.50% (LIBOR + 8.50% with 1.00% LIBOR floor), due 6/28/2020)(3)(4)	11,000	10,905	11,000	0.3%
				10,905	11,000	0.3%
Broder Bros., Co.	Pennsylvania / Textiles, Apparel & Luxury Goods	Senior Secured Notes (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 4/8/2019)(3)(4)	256,275	256,275	256,275	7.0%
				256,275	256,275	7.0%
Brookside Mill CLO Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 19.56%)(11)	26,000	22,677	25,139	0.7%
				22,677	25,139	0.7%
Caleel + Hayden, LLC(14)(31)	Colorado / Personal & Nondurable Consumer Products	Membership Interest		—	183	—%
				—	183	—%
Cent CLO 17 Limited(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 10.40%)(11)	24,870	21,569	23,720	0.7%
				21,569	23,720	0.7%
Cent CLO 20 Limited(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 10.90%)(11)	40,275	38,140	39,310	1.1%
				38,140	39,310	1.1%
Cent CLO 21 Limited(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 15.07%)(11)	48,528	47,070	46,287	1.3%
				47,070	46,287	1.3%
CIFC Funding 2011-I, Ltd.(22)	Cayman Islands / Diversified Financial Services	Class D Senior Secured Notes (5.32% (LIBOR + 5.00%, due 1/19/2023)(4)	19,000	15,377	18,048	0.5%
		Class E Subordinated Notes (7.32% (LIBOR + 7.00%, due 1/19/2023)(4)	15,400	12,862	15,171	0.4%
				28,239	33,219	0.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			September 30, 2014 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

CIFC Funding 2013-III, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 13.96%)(11)	$44,100	$38,415	$42,745	1.2%
				38,415	42,745	1.2%
CIFC Funding 2013-IV, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 12.66%)(11)	45,500	39,150	40,625	1.1%
				39,150	40,625	1.1%
CIFC Funding 2014-IV Investor, Ltd.(22)	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest, current yield 13.98%)(11)	41,500	39,505	39,222	1.1%
				39,505	39,222	1.1%
Cinedigm DC Holdings, LLC	New York / Software & Computer Services	Senior Secured Term Loan (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/31/2021)(4)	68,975	68,925	68,975	1.9%
				68,925	68,975	1.9%
The Copernicus Group, Inc.	North Carolina / Healthcare	Escrow Receivable		—	117	—%
				—	117	—%
Coverall North America, Inc.	Florida / Commercial Services	Senior Secured Term Loan (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor), due 12/17/2017)(3)(4)	50,888	50,888	50,888	1.4%
				50,888	50,888	1.4%
Crosman Corporation	New York / Manufacturing	Second Lien Term Loan (12.00% (LIBOR + 10.50% with 1.50% LIBOR floor), due 12/30/2019)(3)(4)	40,000	40,000	39,245	1.1%
				40,000	39,245	1.1%
CRT MIDCO, LLC	Wisconsin / Media	Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 6/30/2017)(3)(4)	47,129	47,129	47,129	1.3%
				47,129	47,129	1.3%
Deltek, Inc.(16)	Virginia / Software & Computer Services	Second Lien Term Loan (10.00% (LIBOR + 8.75% with 1.25% LIBOR floor), due 10/10/2019)(3)(4)	12,000	11,857	12,000	0.3%
				11,857	12,000	0.3%
Diamondback Operating, LP	Oklahoma / Oil & Gas Production	Net Profits Interest (15% of Equity Distributions)		—	—	—%
				—	—	—%
Edmentum, Inc.(16)	Minnesota / Consumer Services	Second Lien Term Loan (11.25% (LIBOR + 9.75% with 1.50% LIBOR floor), due 5/17/2019)(3)(4)	50,000	48,499	50,000	1.4%
				48,499	50,000	1.4%
Empire Today, LLC	Illinois / Durable Consumer Products	Senior Secured Note (11.375%, due 2/1/2017)	15,700	15,443	15,700	0.4%
				15,443	15,700	0.4%
Fischbein, LLC	North Carolina / Machinery	Escrow Receivable		—	118	—%
				—	118	—%
Fleetwash, Inc.	New Jersey / Business Services	Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 4/30/2019)(4)	24,875	24,875	24,875	0.7%
		Senior Secured Term Loan B (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 4/30/2019)(4)	25,000	25,000	25,000	0.7%
		Delayed Draw Term Loan – $15,000 Commitment (9.50% (LIBOR + 8.50% with 1.00% LIBOR floor), due 4/30/2019)(4)(25)	—	—	—	—%
				49,875	49,875	1.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			September 30, 2014 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Focus Brands, Inc.(16)	Georgia / Consumer Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 8/21/2018)(4)	$18,000	$17,787	$18,000	0.5%
				17,787	18,000	0.5%
Focus Products Group International, LLC	Illinois / Durable Consumer Products	Senior Secured Term Loan (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 1/20/2017)(3)(4)	20,021	20,021	17,805	0.5%
		Common Stock (5,638 shares)		27	—	—%
				20,048	17,805	0.5%
Galaxy XII CLO, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 13.50%)(11)	22,000	19,238	20,427	0.6%
				19,238	20,427	0.6%
Galaxy XV CLO, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 14.80%)(11)	35,025	29,152	31,835	0.9%
				29,152	31,835	0.9%
Galaxy XVI CLO, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 13.06%)(11)	22,575	20,407	20,818	0.6%
				20,407	20,818	0.6%
Galaxy XVII CLO, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 14.76%)(11)	39,905	38,194	36,485	1.0%
				38,194	36,485	1.0%
Global Employment Solutions, Inc.	Colorado / Business Services	Senior Secured Term Loan (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 3/25/2019)(3)(4)	28,429	28,429	28,429	0.8%
				28,429	28,429	0.8%
Grocery Outlet, Inc.(16)	California / Retail	Second Lien Term Loan (11.50% (PRIME + 8.25% with 3.25% PRIME floor), due 6/17/2019)(4)	14,457	14,179	14,746	0.4%
				14,179	14,746	0.4%
GTP Operations, LLC(10)	Texas / Software & Computer Services	Senior Secured Term Loan (10.00% (LIBOR + 5.00% with 5.00% LIBOR floor), due 12/11/2018)(3)(4)	112,258	112,258	112,258	3.1%
				112,258	112,258	3.1%
Halcyon Loan Advisors Funding 2012-1 Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 24.62%)(11)	23,188	20,376	22,889	0.6%
				20,376	22,889	0.6%
Halcyon Loan Advisors Funding 2013-1 Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 18.47%)(11)	40,400	37,466	41,136	1.1%
				37,466	41,136	1.1%
Halcyon Loan Advisors Funding 2014-1 Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 14.45%)(11)	24,500	23,685	23,025	0.6%
				23,685	23,025	0.6%
Halcyon Loan Advisors Funding 2014-2 Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 16.07%)(11)	41,164	39,174	38,900	1.1%
				39,174	38,900	1.1%
Harley Marine Services, Inc.(16)	Washington / Transportation	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 12/20/2019)(3)(4)	9,000	8,832	8,832	0.2%
				8,832	8,832	0.2%
ICON Health & Fitness, Inc.	Utah / Durable Consumer Products	Senior Secured Note (11.875%, due 10/15/2016)	21,850	21,986	21,850	0.6%
				21,986	21,850	0.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			September 30, 2014 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

ICV-CSI Holdings, LLC	New York / Transportation	Membership Units (1.6 units)		$1,639	$1,789	—%
				1,639	1,789	—%
IDQ Holdings, Inc.	Texas / Automobile	Senior Secured Note (11.50%, due 4/1/2017)	$12,500	12,356	12,500	0.3%
				12,356	12,500	0.3%
Ikaria, Inc.(16)	New Jersey / Healthcare	Second Lien Term Loan (8.75% (LIBOR + 7.75% with 1.00% LIBOR floor), due 2/12/2022)(4)	25,000	24,443	25,000	0.7%
				24,443	25,000	0.7%
Instant Web, LLC	Minnesota / Media	Senior Secured Term Loan A (5.50% (LIBOR + 4.50% with 1.00% LIBOR floor), due 3/28/2019)(4)	125,929	125,929	125,929	3.5%
		Senior Secured Term Loan B (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 3/28/2019)(3)(4)	128,000	128,000	128,000	3.5%
		Senior Secured Term Loan C (12.75% (LIBOR + 11.75% with 1.00% LIBOR floor), due 3/28/2019)(4)	12,500	12,500	12,500	0.3%
				266,429	266,429	7.3%
InterDent, Inc.	California / Healthcare	Senior Secured Term Loan A (7.25% (LIBOR + 5.75% with 1.50% LIBOR floor), due 8/3/2017)(4)	62,881	62,881	62,881	1.7%
		Senior Secured Term Loan B (12.25% (LIBOR + 9.25% with 3.00% LIBOR floor), due 8/3/2017)(3)(4)	67,625	67,625	67,625	1.9%
				130,506	130,506	3.6%
JAC Holding Corporation(16)	Michigan / Transportation	Senior Secured Note (11.50%, due 10/1/2019)	3,000	3,000	3,000	0.1%
				3,000	3,000	0.1%
JHH Holdings, Inc.	Texas / Healthcare	Second Lien Term Loan (11.25% (LIBOR + 10.00% with 1.25% LIBOR floor) plus 0.50% PIK, due 3/30/2019)(3)(4)	35,164	35,164	35,164	1.0%
				35,164	35,164	1.0%
LaserShip, Inc.	Virginia / Transportation	Revolving Line of Credit – $5,000 Commitment (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 12/21/2014)(4)(25)	—	—	—	—%
		Senior Secured Term Loan A (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 3/18/2019)(3)(4)	36,094	36,094	36,094	1.0%
		Senior Secured Term Loan B (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 3/18/2019)(3)(4)	22,111	22,111	22,111	0.6%
		Delayed Draw Term Loan – $6,000 Commitment (2.00%, due 12/31/2015)(4)(25)	—	—	—	—%
				58,205	58,205	1.6%
LCM XIV Ltd.(22)	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest, current yield 15.39%)(11)	26,500	24,393	24,699	0.7%
				24,393	24,699	0.7%
LHC Holdings Corp.	Florida / Healthcare	Revolving Line of Credit – $750 Commitment (8.50% (LIBOR + 6.00% with 2.50% LIBOR floor), due 5/31/2015)(4)(25)(26)	—	—	—	—%
		Senior Subordinated Debt (10.50%, due 5/31/2015)(3)	1,565	1,565	1,565	—%
		Membership Interest (125 units)		216	230	—%
				1,781	1,795	—%
Madison Park Funding IX, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 13.58%)(11)	31,110	24,271	27,127	0.7%
				24,271	27,127	0.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			September 30, 2014 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Matrixx Initiatives, Inc.	New Jersey / Pharmaceuticals	Senior Secured Term Loan A (7.50% (LIBOR + 6.00% with 1.50% LIBOR floor) plus 2.00% PIK, due 8/9/2018)(3)(4)	$37,233	$37,233	$36,141	1.0%
		Senior Secured Term Loan B (12.50% (LIBOR + 11.00% with 1.50% LIBOR floor) plus 2.00% PIK, due 8/9/2018)(3)(4)	40,155	40,155	39,033	1.1%
				77,388	75,174	2.1%
Maverick Healthcare Equity, LLC	Arizona / Healthcare	Preferred Units (1,250,000 units)		1,252	682	—%
		Class A Common Units (1,250,000 units)		—	—	—%
				1,252	682	—%
Mountain View CLO 2013-I Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 15.98%)(11)	43,650	39,935	43,468	1.2%
				39,935	43,468	1.2%
NCP Finance Limited Partnership(16)(22)(23)	Ohio / Consumer Finance	Subordinated Secured Term Loan (11.00% (LIBOR + 9.75% with 1.25% LIBOR floor), due 9/30/2018)(3)(4)	13,694	13,457	13,694	0.4%
				13,457	13,694	0.4%
New Century Transportation, Inc.	New Jersey / Transportation	Senior Subordinated Term Loan (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor) plus 4.00% PIK, in non-accrual status effective 4/1/2014, due 2/3/2018)(4)	44,000	44,000	—	—%
				44,000	—	—%
Nixon, Inc.(16)	California / Durable Consumer Products	Senior Secured Term Loan (8.75% plus 2.75% PIK, due 4/16/2018)	13,638	13,434	13,434	0.4%
				13,434	13,434	0.4%
NRG Manufacturing, Inc.	Texas / Manufacturing	Escrow Receivable		—	1,128	—%
				—	1,128	—%
Octagon Investment Partners XV, Ltd.(22)	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest, current yield 20.50%)(11)	26,901	24,071	26,616	0.7%
				24,071	26,616	0.7%
Onyx Payments	Texas / Diversified Financial Services	Revolving Line of Credit – $5,000 Commitment (9.00% (LIBOR + 7.75% with 1.25% LIBOR floor), due 9/10/2015)(4)(25)	—	—	—	—%
		Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 9/10/2019)(4)	39,950	39,950	39,950	1.1%
		Senior Secured Term Loan B (13.50% (LIBOR + 12.50% with 1.00% LIBOR floor), due 9/10/2019)(4)	41,778	41,778	41,778	1.1%
				81,728	81,728	2.2%
Pacific World Corporation	California / Personal & Nondurable Consumer Products	Revolving Line of Credit – $15,000 Commitment (8.00% (LIBOR + 7.00% with 1.00% LIBOR floor), due 9/26/2020)(4)(25)	2,500	2,500	2,500	0.1%
		Senior Secured Term Loan (8.00% (LIBOR + 7.00% with 1.00% LIBOR floor), due 9/26/2020)(4)	200,000	200,000	200,000	5.5%
				202,500	202,500	5.6%
Pelican Products, Inc.(16)	California / Durable Consumer Products	Second Lien Term Loan (9.25% (LIBOR + 8.25% with 1.00% LIBOR floor), due 4/9/2021)(4)	17,500	17,482	17,500	0.5%
				17,482	17,500	0.5%
Photonis Technologies SAS(16)(22)	France / Aerospace & Defense	First Lien Term Loan (8.50% (LIBOR + 7.50% with 1.00% LIBOR floor), due 9/18/2019)(4)	10,421	10,157	10,157	0.3%
				10,157	10,157	0.3%
Pinnacle (US) Acquisition Co. Limited(16)	Texas / Software & Computer Services	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 8/3/2020)(4)	7,037	6,875	7,037	0.2%
				6,875	7,037	0.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			September 30, 2014 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

PrimeSport, Inc.	Georgia / Hotels, Restaurants & Leisure	Revolving Line of Credit – $15,000 Commitment (10.00% (LIBOR + 9.50% with 0.50% LIBOR floor), due 12/23/2014)(4)(25)	$6,000	$6,000	$6,000	0.2%
		Senior Secured Term Loan A (7.50% (LIBOR + 6.50% with 1.00% LIBOR floor), due 12/23/2019)(3)(4)	64,145	64,145	64,145	1.8%
		Senior Secured Term Loan B (11.50% (LIBOR + 10.50% with 1.00% LIBOR floor) plus 1.00% PIK, due 12/23/2019)(3)(4)	64,912	64,912	64,912	1.8%
				135,057	135,057	3.8%
Prince Mineral Holding Corp.	New York / Metal Services & Minerals	Senior Secured Term Loan (11.50%, due 12/15/2019)	10,000	9,905	10,000	0.3%
				9,905	10,000	0.3%
Progrexion Holdings, Inc.(28)	Utah / Consumer Services	Second Lien Term Loan (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/29/2021)(4)	144,000	144,000	144,000	3.9%
				144,000	144,000	3.9%
Rocket Software, Inc.(16)	Massachusetts / Software & Computer Services	Second Lien Term Loan (10.25% (LIBOR + 8.75% with 1.50% LIBOR floor), due 2/8/2019)(3)(4)	20,000	19,768	20,000	0.5%
				19,768	20,000	0.5%
Royal Adhesives & Sealants, LLC(16)	Indiana / Chemicals	Second Lien Term Loan (9.75% (LIBOR + 8.50% with 1.25% LIBOR floor), due 1/31/2019)(4)	20,000	19,663	20,000	0.5%
				19,663	20,000	0.5%
Ryan, LLC	Texas / Business Services	Subordinated Unsecured Notes (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor) plus 3.00% PIK, due 6/30/2018)(4)	71,072	71,072	71,072	1.9%
				71,072	71,072	1.9%
Sandow Media, LLC	Florida / Media	Senior Secured Term Loan (12.00%, due 5/8/2018)(3)	25,018	25,018	23,759	0.7%
				25,018	23,759	0.7%
Small Business Whole Loan Portfolio(19)	New York / Diversified Financial Services	291 small business loans issued by Direct Capital Corporation	6,188	6,188	7,384	0.2%
		211 small business loans issued by OnDeck Capital, Inc.	5,572	5,572	5,155	0.1%
				11,760	12,539	0.3%
Spartan Energy Services, Inc.	Louisiana / Energy	Senior Secured Term Loan (10.50% (LIBOR + 9.00% with 1.50% LIBOR floor), due 12/28/2017)(3)(4)	35,402	35,402	35,402	1.0%
				35,402	35,402	1.0%
Speedy Group Holdings Corp.(22)	Canada / Consumer Finance	Senior Unsecured Notes (12.00%, due 11/15/2017)	15,000	15,000	15,000	0.4%
				15,000	15,000	0.4%
Sport Helmets Holdings, LLC(14)	New York / Personal & Nondurable Consumer Products	Escrow Receivable		—	130	—%
				—	130	—%
Stauber Performance Ingredients, Inc.	California / Food Products	Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 1/21/2016)(3)(4)	12,488	12,488	12,488	0.3%
		Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 5/21/2017)(3)(4)	9,844	9,844	9,844	0.3%
				22,332	22,332	0.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			September 30, 2014 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Stryker Energy, LLC	Ohio / Oil & Gas Production	Subordinated Secured Revolving Credit Facility – $50,300 Commitment (12.25% (LIBOR + 10.75% with 1.50% LIBOR floor) plus 3.75% PIK, in non-accrual status effective 12/1/2011, due 12/1/2015)(4)(25)	$36,429	$32,710	$—	—%
		Overriding Royalty Interests(18)		—	—	—%
				32,710	—	—%
Sudbury Mill CLO Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 15.79%)(11)	28,200	23,409	26,354	0.7%
				23,409	26,354	0.7%
Symphony CLO IX Ltd.(22)	Cayman Islands / Diversified Financial Services	Preference Shares (Residual Interest, current yield 18.83%)(11)	45,500	37,211	43,520	1.2%
				37,211	43,520	1.2%
Symphony CLO XIV Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 10.08%)(11)	49,250	50,399	47,723	1.3%
				50,399	47,723	1.3%
System One Holdings, LLC	Pennsylvania / Business Services	Senior Secured Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 12/31/2018)(3)(4)	44,646	44,646	44,646	1.2%
				44,646	44,646	1.2%
Targus Group International, Inc.(16)	California / Durable Consumer Products	First Lien Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor) plus 1.0% PIK, due 5/24/2016)(3)(4)	21,680	21,491	19,591	0.5%
				21,491	19,591	0.5%
TB Corp.	Texas / Hotels, Restaurants & Leisure	Senior Subordinated Note (12.00% plus 1.50% PIK, due 12/19/2018)(3)	23,628	23,628	23,628	0.6%
				23,628	23,628	0.6%
Therakos, Inc.(16)	New Jersey / Healthcare	Second Lien Term Loan (11.25% (LIBOR + 10.00% with 1.25% LIBOR floor), due 6/27/2018)(4)	13,000	12,773	13,000	0.4%
				12,773	13,000	0.4%
Tolt Solutions, Inc.	South Carolina / Business Services	Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor), due 3/7/2019)(3)(4)	48,460	48,460	48,460	1.3%
		Senior Secured Term Loan B (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 3/7/2019)(3)(4)	48,900	48,900	48,900	1.3%
				97,360	97,360	2.6%
Traeger Pellet Grills LLC	Oregon / Durable Consumer Products	Senior Secured Term Loan A (6.50% (LIBOR + 4.50% with 2.00% LIBOR floor), due 6/18/2018)(3)(4)	29,100	29,100	29,100	0.8%
		Senior Secured Term Loan B (11.50% (LIBOR + 9.50% with 2.00% LIBOR floor), due 6/18/2018)(3)(4)	29,700	29,700	29,700	0.8%
				58,800	58,800	1.6%
Transaction Network Services, Inc.(16)	Virginia / Telecommunication Services	Second Lien Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 8/14/2020)(4)	5,000	4,976	5,000	0.1%
				4,976	5,000	0.1%
Trinity Services Group, Inc.	Florida / Food Products	Revolving Line of Credit – $10,000 Commitment (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 2/13/2015)(4)(25)	—	—	—	—%
		Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 8/13/2019)(4)	100,000	100,000	100,000	2.7%
		Senior Secured Term Loan B (11.50% (LIBOR + 10.50% with 1.00% LIBOR floor), due 8/13/2019)(4)	100,000	100,000	100,000	2.7%
				200,000	200,000	5.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			September 30, 2014 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

United Sporting Companies, Inc.(5)	South Carolina / Durable Consumer Products	Second Lien Term Loan (12.75% (LIBOR + 11.00% with 1.75% LIBOR floor), due 5/16/2018)(3)(4)	$160,000	$160,000	$160,000	4.4%
				160,000	160,000	4.4%
United States Environmental Services, LLC	Texas / Commercial Services	Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 3/31/2019)(3)(4)	23,700	23,700	21,748	0.6%
		Senior Secured Term Loan B (11.50% (LIBOR + 10.50% with 1.00% LIBOR floor), due 3/31/2019)(3)(4)	36,000	36,000	31,338	0.9%
				59,700	53,086	1.5%
Venio LLC	Pennsylvania / Business Services	Second Lien Term Loan (12.00% (LIBOR + 9.50% with 2.50% LIBOR floor), due 2/19/2020)(3)(4)	17,000	17,000	16,487	0.5%
				17,000	16,487	0.5%
Voya CLO 2012-2, Ltd.(22)	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest, current yield 14.35%)(11)	38,070	30,526	35,342	1.0%
				30,526	35,342	1.0%
Voya CLO 2012-3, Ltd.(22)	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest, current yield 13.03%)(11)	46,632	38,504	43,523	1.2%
				38,504	43,523	1.2%
Voya CLO 2012-4, Ltd.(22)	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest, current yield 15.41%)(11)	40,613	34,230	39,141	1.1%
				34,230	39,141	1.1%
Voya CLO 2014-1, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 12.87%)(11)	32,383	33,101	32,250	0.9%
				33,101	32,250	0.9%
Washington Mill CLO Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 13.80%)(11)	22,600	21,984	21,954	0.6%
				21,984	21,954	0.6%
Water Pik, Inc.(16)	Colorado / Personal & Nondurable Consumer Products	Second Lien Term Loan (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 1/8/2021)(4)	9,726	9,341	9,355	0.3%
				9,341	9,355	0.3%
Wheel Pros, LLC	Colorado / Business Services	Senior Subordinated Secured Note (11.00% (LIBOR + 7.00% with 4.00% LIBOR floor), due 6/29/2020)(4)	12,000	12,000	12,000	0.3%
		Delayed Draw Term Loan – $3,000 Commitment (11.00% (LIBOR + 7.00% with 4.00% LIBOR floor), due 12/30/2015)(4)(25)	—	—	—	—%
				12,000	12,000	0.3%
Wind River Resources Corporation(39)	Utah / Oil & Gas Production	Senior Secured Note (13.00% (LIBOR + 7.50% with 5.50% LIBOR floor) plus 3.00% default interest on principal and 16.00% default interest on past due interest, in non-accrual status effective 12/1/2008, past due)(4)	15,000	14,650	—	—%
		Net Profits Interest (5% of Equity Distributions)(7)		—	—	—%
				14,650	—	—%
Total Non-Control/Non-Affiliate Investments (Level 3)				$4,590,505	$4,546,881	124.6%

Total Level 3 Portfolio Investments				$6,358,657	$6,253,334	171.4%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

September 30, 2014
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 1 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Dover Saddlery, Inc.	Massachusetts / Retail	Common Stock (30,974 shares)	$63	$159	—%
			63	159	—%
Total Non-Control/Non-Affiliate Investments (Level 1)			$63	$159	—%

Total Non-Control/Non-Affiliate Investments			$4,590,568	$4,547,040	124.6%

Total Portfolio Investments			$6,358,720	$6,253,493	171.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2014 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(46)

AMU Holdings Inc.(27)	Pennsylvania / Property Management	Senior Secured Term Loan A to Airmall Inc. (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor), due 6/30/2015)(3)(4)	$27,587	$27,587	$27,587	0.8%
		Senior Secured Term Loan B to Airmall Inc. (12.00% plus 6.00% PIK, due 12/31/2015)	19,993	19,993	17,697	0.5%
		Series A Preferred Stock of AMU Holdings Inc. (9,919.684 shares)		9,920	—	—%
		Common Stock of AMU Holdings Inc. (100 shares)		—	—	—%
				57,500	45,284	1.3%
APH Property Holdings, LLC(32)	Florida / Real Estate	Senior Term Loan to American Property REIT Corp. (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 4/1/2019)(4)	167,743	167,743	167,743	4.6%
		Membership Interest in APH Property Holdings, LLC		35,024	38,416	1.1%
				202,767	206,159	5.7%
Arctic Oilfield Equipment USA, Inc.(30)	Wyoming / Oil & Gas Production	Senior Secured Term Loan to Arctic Energy Services, LLC (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor), due 5/5/2019)(4)	31,640	31,640	31,640	0.9%
		Senior Subordinated Term Loan to Arctic Energy Services, LLC (14.00% (LIBOR + 11.00% with 3.00% LIBOR floor), due 5/5/2019)(4)	20,230	20,230	20,230	0.6%
		Common Stock of Arctic Oilfield Equipment USA, Inc. (100 shares)		9,006	9,244	0.2%
				60,876	61,114	1.7%
ARRM Services, Inc.(42)	South Carolina / Manufacturing	Senior Secured Note to Ajax Rolled Ring & Machine, LLC (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 3/30/2018)(4)	19,337	19,337	19,337	0.5%
		Series B Preferred Stock of ARRM Services, Inc. (25,000 shares)		21,156	6,199	0.2%
		Series A Convertible Preferred Stock of ARRM Services, Inc. (6,142.60 shares)		6,057	—	—%
		Common Stock of ARRM Services, Inc. (6.00 shares)		—	—	—%
				46,550	25,536	0.7%
BXC Company, Inc. (f/k/a BXC Holding Company)(20)	Georgia / Textiles, Apparel & Luxury Goods	Senior Secured Term Loan A to Boxercraft Incorporated (10.00% plus 1.00% PIK, in non-accrual status effective 1/1/2014, due 9/15/2015)	1,629	1,621	1,629	0.1%
		Senior Secured Term Loan B to Boxercraft Incorporated (10.00% plus 1.00% PIK, in non-accrual status effective 1/1/2014, due 9/15/2015)	4,942	4,917	486	—%
		Senior Secured Term Loan C to Boxercraft Incorporated (10.00% plus 1.00% PIK, in non-accrual status effective 1/1/2014, due 9/15/2015)	2,395	2,383	—	—%
		Senior Secured Term Loan D to Boxercraft Incorporated (10.00% plus 1.00% PIK, in non-accrual status effective 4/18/2014, due 9/15/2015)	301	300	—	—%
		Senior Secured Term Loan to Boxercraft Incorporated (10.00% plus 1.00% PIK, in non-accrual status effective 1/1/2014, due 9/15/2015)	8,410	8,227	—	—%
		Series A Preferred Stock of BXC Company, Inc. (12,520,000 shares)		—	—	—%
		Series B Preferred Stock of BXC Company, Inc. (2,400,000 shares)		—	—	—%
		Common Stock of BXC Company, Inc. (138,250 shares)		—	—	—%
		Warrant (to purchase 15% of all classes of equity of BXC Company, Inc., expires 8/31/2022)		—	—	—%
				17,448	2,115	0.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2014 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(46)

CCPI Holdings Inc.(33)	Ohio / Manufacturing	Senior Secured Term Loan A to CCPI Inc. (10.00%, due 12/31/2017)(3)	$17,213	$17,213	$17,213	0.5%
		Senior Secured Term Loan B to CCPI Inc. (12.00% plus 7.00% PIK, due 12/31/2017)	8,245	8,245	8,245	0.2%
		Common Stock of CCPI Holdings Inc. (100 shares)		8,579	7,136	0.2%
				34,037	32,594	0.9%
CP Holdings of Delaware LLC(38)	Oklahoma / Oil & Gas Production	Senior Secured Term Loan A to CP Well Testing, LLC (7.00% (LIBOR + 5.00% with 2.00% LIBOR floor), due 4/1/2019)(4)	11,035	11,035	11,035	0.3%
		Senior Secured Term Loan B to CP Well Testing, LLC (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor) plus 7.50% PIK, due 4/1/2019)(4)	72,238	72,238	72,238	2.0%
		Second Lien Term Loan to CP Well Testing, LLC (9.00% (LIBOR + 7.00% with 2.00% LIBOR floor) plus 9.00% PIK, due 4/1/2019)(4)	15,000	15,000	15,000	0.4%
		Membership Interest in CP Holdings of Delaware LLC		15,228	31,846	0.9%
				113,501	130,119	3.6%
Credit Central Holdings of Delaware, LLC(22)(34)	Ohio / Consumer Finance	Subordinated Term Loan to Credit Central Loan Company, LLC (10.00% plus 10.00% PIK, due 6/26/2019)	36,333	36,333	36,333	1.0%
		Membership Interest in Credit Central Holdings of Delaware, LLC		13,670	14,099	0.4%
				50,003	50,432	1.4%
Echelon Aviation LLC	New York / Aerospace & Defense	Senior Secured Revolving Credit Facility to Echelon Aviation LLC – $150,000 Commitment (11.75% (LIBOR + 9.75% with 2.00% LIBOR floor) plus 2.25% PIK, due 3/31/2022)(4)(25)	78,521	78,521	78,521	2.2%
		Membership Interest in Echelon Aviation LLC		14,107	14,107	0.4%
				92,628	92,628	2.6%
Energy Solutions Holdings Inc.(8)	Texas / Energy	Senior Secured Note to Vessel Company, LLC (18.00%, due 12/12/2016)	3,500	3,500	3,500	0.1%
		Senior Secured Note to Vessel Company II, LLC (13.00%, due 11/25/2018)	13,000	12,504	12,504	0.4%
		Senior Secured Note to Vessel Company III, LLC (13.00%, due 12/3/2018)	16,000	16,000	16,000	0.4%
		Senior Secured Note to Yatesville Coal Company, LLC (in non-accrual status effective 1/1/2009, past due)	1,449	1,449	—	—%
		Common Stock of Energy Solutions Holdings Inc. (100 shares)		8,293	—	—%
				41,746	32,004	0.9%
First Tower Holdings of Delaware LLC(22)(29)	Mississippi / Consumer Finance	Subordinated Term Loan to First Tower, LLC (10.00% plus 7.00% PIK, due 6/24/2019)	251,246	251,246	251,246	6.9%
		Membership Interest in First Tower Holdings of Delaware LLC		68,405	75,539	2.1%
				319,651	326,785	9.0%
Gulf Coast Machine & Supply Company	Texas / Manufacturing	Senior Secured Term Loan to Gulf Coast Machine & Supply Company (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor) plus 2.00% default interest on principal, due 10/12/2017)(4)	17,500	17,500	14,459	0.4%
		Series A Convertible Preferred Stock of Gulf Coast Machine & Supply Company (99,900 shares)		25,950	—	—%
				43,450	14,459	0.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2014 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(46)

Harbortouch Holdings of Delaware Inc.(43)	Pennsylvania / Business Services	Senior Secured Term Loan A to Harbortouch Payments, LLC (9.00% (LIBOR + 7.00% with 2.00% LIBOR floor), due 9/30/2017)(4)	$130,796	$130,796	$130,796	3.6%
		Senior Secured Term Loan B to Harbortouch Payments, LLC (5.50% (LIBOR + 4.00% with 1.50% LIBOR floor) plus 5.50% PIK, due 3/31/2018)(4)	137,226	137,226	137,226	3.8%
		Common Stock of Harbortouch Holdings of Delaware Inc. (100 shares)		10,672	23,292	0.6%
				278,694	291,314	8.0%
The Healing Staff, Inc.(9)	North Carolina / Contracting	Secured Promissory Notes to The Healing Staff, Inc. and Vets Securing America, Inc. (15.00%, in non-accrual status effective 12/22/2010, past due)	1,688	1,686	—	—%
		Senior Demand Note to The Healing Staff, Inc. (15.00%, in non-accrual status effective 11/1/2010, past due)	1,170	1,170	—	—%
		Common Stock of The Healing Staff, Inc. (1,000 shares)		—	—	—%
		Common Stock of Vets Securing America, Inc. (1 share)		975	—	—%
				3,831	—	—%
Manx Energy, Inc.(6)(12)	Kansas / Oil & Gas Production	Senior Secured Note to Manx Energy, Inc. (13.00%, in non-accrual status effective 1/19/2010, past due)	50	50	—	—%
		Series A-1 Preferred Stock of Manx Energy, Inc. (6,635 shares)		—	—	—%
		Common Stock of Manx Energy, Inc. (17,082 shares)		—	—	—%
				50	—	—%
MITY Holdings of Delaware Inc.(17)	Utah / Durable Consumer Products	Revolving Line of Credit to MITY, Inc. – $7,500 Commitment (9.50% (LIBOR + 7.00% with 2.50% LIBOR floor), due 12/23/2014)(4)(25)	—	—	—	—%
		Senior Secured Note A to MITY, Inc. (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor), due 3/19/2019)(3)(4)	18,250	18,250	18,250	0.5%
		Senior Secured Note B to MITY, Inc. (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor) plus 10.00% PIK, due 3/19/2019)(4)	15,769	15,769	15,769	0.4%
		Common Stock of MITY Holdings of Delaware Inc. (100 shares)		14,143	15,270	0.4%
				48,162	49,289	1.3%
Nationwide Acceptance Holdings LLC(22)(36)	Illinois / Consumer Finance	Subordinated Term Loan to Nationwide Acceptance LLC (10.00% plus 10.00% PIK, due 6/18/2019)	14,820	14,820	14,820	0.4%
		Membership Interest in Nationwide Acceptance Holdings LLC		14,331	15,103	0.4%
				29,151	29,923	0.8%
NMMB Holdings, Inc.(24)	New York / Media	Senior Secured Note to NMMB, Inc. (14.00%, due 5/6/2016)	3,714	3,714	2,183	0.1%
		Senior Secured Note to Armed Forces Communications, Inc. (14.00%, due 5/6/2016)	7,000	7,000	4,114	0.1%
		Series B Convertible Preferred Stock of NMMB Holdings, Inc. (8,086 shares)		8,086	—	—%
		Series A Preferred Stock of NMMB Holdings, Inc. (4,400 shares)		4,400	—	—%
				23,200	6,297	0.2%
NPH Property Holdings, LLC(40)	Texas / Real Estate	Senior Term Loan to National Property REIT Corp. (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 4/1/2019)(4)	105,309	105,309	105,309	2.9%
		Membership Interest in NPH Property Holdings, LLC		21,290	19,202	0.5%
				126,599	124,511	3.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2014 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(46)

R-V Industries, Inc.	Pennsylvania / Manufacturing	Senior Subordinated Note to R-V Industries, Inc. (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 6/12/2018)(3)(4)	$30,411	$30,411	$30,411	0.8%
		Common Stock of R-V Industries, Inc. (545,107 shares)		5,087	19,989	0.6%
		Warrant (to purchase 200,000 shares of Common Stock of R-V Industries, expires 6/30/2017)		1,682	7,334	0.2%
				37,180	57,734	1.6%
STI Holding, Inc.(21)	California / Manufacturing	Revolving Line of Credit to Borga, Inc. – $1,150 Commitment (5.00% (PRIME + 1.75%), in non-accrual status effective 3/2/2010, past due)(4)(25)	1,150	1,095	436	—%
		Senior Secured Term Loan B to Borga, Inc. (8.50% (PRIME + 5.25%), in non-accrual status effective 3/2/2010, past due)(4)	1,612	1,501	—	—%
		Senior Secured Term Loan C to Borga, Inc. (12.00% plus 4.00% PIK, in non-accrual status effective 3/2/2010, past due)	10,016	581	—	—%
		Common Stock of STI Holding, Inc. (100 shares)		—	—	—%
		Warrant (to purchase 33,750 shares of Common Stock of Borga, Inc., expires 5/6/2015)		—	—	—%
				3,177	436	—%
UPH Property Holdings, LLC(41)	Georgia / Real Estate	Senior Term Loan to United Property REIT Corp. (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 4/1/2019)(4)	19,027	19,027	19,027	0.5%
		Membership Interest in UPH Property Holdings, LLC		5,113	5,539	0.2%
				24,140	24,566	0.7%
Valley Electric Holdings I, Inc.(35)	Washington / Construction & Engineering	Senior Secured Note to Valley Electric Co. of Mt. Vernon, Inc. (8.00% (LIBOR + 5.00% with 3.00% LIBOR floor) plus 2.50% PIK, due 12/31/2017)(3)(4)	10,081	10,081	10,081	0.3%
		Senior Secured Note to Valley Electric Company, Inc. (10.00% plus 8.5% PIK, due 12/31/2018)	20,500	20,500	20,500	0.6%
		Common Stock of Valley Electric Holdings I, Inc. (100 shares)		26,279	2,975	—%
				56,860	33,556	0.9%
Wolf Energy Holdings Inc.(12)	Kansas / Oil & Gas Production	Senior Secured Promissory Note to Wolf Energy, LLC secured by assets formerly owned by H&M (18.00%, in non-accrual status effective 4/15/2013, due 4/15/2018)(37)	22,000	—	3,386	0.1%
		Senior Secured Note to Appalachian Energy LLC (8.00%, in non-accrual status effective 1/19/2010, past due)	2,865	2,000	—	—%
		Senior Secured Note to Appalachian Energy LLC (8.00%, in non-accrual status, past due)	56	50	—	—%
		Senior Secured Note to Coalbed, LLC (8.00%, in non-accrual status effective 1/19/2010, past due)(6)	8,595	5,991	—	—%
		Common Stock of Wolf Energy Holdings Inc. (100 shares)		—	—	—%
		Net Profits Interest in Wolf Energy, LLC (8% of Equity Distributions)(7)		—	213	—%
				8,041	3,599	0.1%
Total Control Investments				$1,719,242	$1,640,454	45.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2014 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Affiliate Investments (5.00% to 24.99% voting control)(47)

BNN Holdings Corp.	Michigan / Healthcare	Senior Secured Note (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor), due 12/17/2017)(3)(4)	$28,950	$28,950	$28,950	0.8%
		Series A Preferred Stock (9,925.455 shares)(13)		2,879	3,171	0.1%
		Series B Preferred Stock (1,753.636 shares)(13)		—	—	—%
				31,829	32,121	0.9%
Total Affiliate Investments				$31,829	$32,121	0.9%

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Aderant North America, Inc.(16)	Georgia / Software & Computer Services	Second Lien Term Loan (10.00% (LIBOR + 8.75% with 1.25% LIBOR floor), due 6/20/2019)(4)	$7,000	$6,914	$7,000	0.2%
				6,914	7,000	0.2%
Aircraft Fasteners International, LLC	California / Machinery	Class A Units (32,500 units)		396	505	—%
				396	505	—%
ALG USA Holdings, LLC(16)	Pennsylvania / Hotels, Restaurants & Leisure	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 2/28/2020)(4)	12,000	11,792	12,000	0.3%
				11,792	12,000	0.3%
Allied Defense Group, Inc.	Virginia / Aerospace & Defense	Common Stock (10,000 shares)		5	—	—%
				5	—	—%
American Broadband Holding Company and Cameron Holdings of NC, Inc.	North Carolina / Telecommunication Services	Senior Secured Term Loan B (11.00% (LIBOR + 9.75% with 1.25% LIBOR floor), due 9/30/2018)(3)(4)	74,654	74,654	74,654	2.1%
				74,654	74,654	2.1%
American Gilsonite Company	Utah / Metal Services & Minerals	Second Lien Term Loan (11.50%, due 9/1/2017)	38,500	38,500	38,500	1.1%
		Membership Interest (99.9999%)(15)		—	3,477	0.1%
				38,500	41,977	1.2%
Apidos CLO IX(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 18.84%)(11)	20,525	18,444	19,903	0.5%
				18,444	19,903	0.5%
Apidos CLO XI(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 15.02%)(11)	38,340	33,937	37,087	1.0%
				33,937	37,087	1.0%
Apidos CLO XII(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 15.82%)(11)	44,063	42,042	42,499	1.2%
				42,042	42,499	1.2%
Apidos CLO XV(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 14.21%)(11)	36,515	37,038	36,715	1.0%
				37,038	36,715	1.0%
Arctic Glacier U.S.A., Inc.	Minnesota / Food Products	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 11/10/2019)(3)(4)	150,000	150,000	150,000	4.1%
				150,000	150,000	4.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2014 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Ark-La-Tex Wireline Services, LLC(4)	Louisiana / Oil and Gas Production	Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 4/8/2019)	$26,831	$26,831	$26,831	0.7%
		Senior Secured Term Loan B (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 4/8/2019)	26,831	26,831	26,831	0.7%
		Delayed Draw Term Loan – $5,000 Commitment (due 4/8/2019)(25)	—	—	—	—%
				53,662	53,662	1.4%
Armor Holding II LLC(16)	New York / Diversified Financial Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 12/26/2020)(3)(4)	7,000	6,874	6,874	0.2%
				6,874	6,874	0.2%
Atlantis Health Care Group (Puerto Rico), Inc.	Puerto Rico / Healthcare	Revolving Line of Credit – $3,000 Commitment (13.00% (LIBOR + 11.00% with 2.00% LIBOR floor), due 8/21/2014)(4)(25)(26)	2,350	2,350	2,350	0.1%
		Senior Term Loan (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor), due 2/21/2018)(3)(4)	38,957	38,957	34,102	0.9%
				41,307	36,452	1.0%
Babson CLO Ltd. 2011-I(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 12.44%)(11)	35,000	33,591	33,801	0.9%
				33,591	33,801	0.9%
Babson CLO Ltd. 2012-I(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 13.35%)(11)	29,075	23,471	26,401	0.7%
				23,471	26,401	0.7%
Babson CLO Ltd. 2012-II(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 11.33%)(11)	27,850	26,764	27,230	0.8%
				26,764	27,230	0.8%
Blue Coat Systems, Inc.(16)	Massachusetts / Software & Computer Services	Second Lien Term Loan (9.50% (LIBOR + 8.50% with 1.00% LIBOR floor), due 6/28/2020)(3)(4)	11,000	10,902	11,000	0.3%
				10,902	11,000	0.3%
Broder Bros., Co.	Pennsylvania / Textiles, Apparel & Luxury Goods	Senior Secured Notes (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 4/8/2019)(3)(4)	257,575	257,575	257,575	7.1%
				257,575	257,575	7.1%
Brookside Mill CLO Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 19.62%)(11)	26,000	22,613	25,081	0.7%
				22,613	25,081	0.7%
Byrider Systems Acquisition Corp.(22)	Indiana / Auto Finance	Senior Subordinated Notes (12.00% plus 2.00% PIK, due 11/3/2016)(3)	11,139	11,139	11,139	0.3%
				11,139	11,139	0.3%
Caleel + Hayden, LLC(14)(31)	Colorado / Personal & Nondurable Consumer Products	Membership Interest		—	182	—%
		Escrow Receivable		—	118	—%
				—	300	—%
Capstone Logistics, LLC	Georgia / Commercial Services	Senior Secured Term Loan A (6.50% (LIBOR + 5.00% with 1.50% LIBOR floor), due 9/16/2016)(4)	92,085	92,085	92,085	2.6%
		Senior Secured Term Loan B (11.50% (LIBOR + 10.00% with 1.50% LIBOR floor), due 9/16/2016)(3)(4)	98,465	98,465	98,465	2.7%
				190,550	190,550	5.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2014 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Cent CLO 17 Limited(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 10.10%)(11)	$24,870	$21,999	$23,896	0.7%
				21,999	23,896	0.7%
Cent CLO 20 Limited(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 10.83%)(11)	40,275	40,483	40,259	1.1%
				40,483	40,259	1.1%
Cent CLO 21 Limited(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 15.47%)(11)	48,528	46,597	46,154	1.3%
				46,597	46,154	1.3%
CIFC Funding 2011-I, Ltd.(22)	Cayman Islands / Diversified Financial Services	Class D Senior Secured Notes (5.23% (LIBOR + 5.00%, due 1/19/2023)(4)	19,000	15,304	18,037	0.5%
		Class E Subordinated Notes (7.23% (LIBOR + 7.00%, due 1/19/2023)(4)	15,400	12,814	15,162	0.4%
				28,118	33,199	0.9%
CIFC Funding 2013-III, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 14.01%)(11)	44,100	39,534	43,217	1.2%
				39,534	43,217	1.2%
CIFC Funding 2013-IV, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 12.52%)(11)	45,500	40,255	40,934	1.1%
				40,255	40,934	1.1%
Cinedigm DC Holdings, LLC	New York / Software & Computer Services	Senior Secured Term Loan (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/31/2021)(4)	68,714	68,664	68,714	1.9%
				68,664	68,714	1.9%
The Copernicus Group, Inc.	North Carolina / Healthcare	Escrow Receivable		—	115	—%
				—	115	—%
Correctional Healthcare Holding Company, Inc.	Colorado / Healthcare	Second Lien Term Loan (11.25%, due 1/11/2020)(3)	27,100	27,100	27,642	0.8%
				27,100	27,642	0.8%
Coverall North America, Inc.	Florida / Commercial Services	Senior Secured Term Loan (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor), due 12/17/2017)(3)(4)	51,210	51,210	51,210	1.4%
				51,210	51,210	1.4%
Crosman Corporation	New York / Manufacturing	Second Lien Term Loan (12.00% (LIBOR + 10.50% with 1.50% LIBOR floor), due 12/30/2019)(3)(4)	40,000	40,000	39,708	1.1%
				40,000	39,708	1.1%
CRT MIDCO, LLC	Wisconsin / Media	Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 6/30/2017)(3)(4)	47,504	47,504	47,504	1.3%
				47,504	47,504	1.3%
Deltek, Inc.(16)	Virginia / Software & Computer Services	Second Lien Term Loan (10.00% (LIBOR + 8.75% with 1.25% LIBOR floor), due 10/10/2019)(3)(4)	12,000	11,852	12,000	0.3%
				11,852	12,000	0.3%
Diamondback Operating, LP	Oklahoma / Oil & Gas Production	Net Profits Interest (15% of Equity Distributions)		—	—	—%
				—	—	—%
Edmentum, Inc.(16)	Minnesota / Consumer Services	Second Lien Term Loan (11.25% (LIBOR + 9.75% with 1.50% LIBOR floor), due 5/17/2019)(3)(4)	50,000	48,439	50,000	1.4%
				48,439	50,000	1.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2014 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Empire Today, LLC	Illinois / Durable Consumer Products	Senior Secured Note (11.375%, due 2/1/2017)	$15,700	$15,419	$15,700	0.4%
				15,419	15,700	0.4%
Fischbein, LLC	North Carolina / Machinery	Escrow Receivable		—	116	—%
				—	116	—%
Fleetwash, Inc.(4)	New Jersey / Business Services	Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 4/30/2019)	25,000	25,000	25,000	0.7%
		Senior Secured Term Loan B (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 4/30/2019)	25,000	25,000	25,000	0.7%
		Delayed Draw Term Loan – $15,000 Commitment (9.50% (LIBOR + 8.50% with 1.00% LIBOR floor), due 4/30/2019)(25)	—	—	—	—%
				50,000	50,000	1.4%
Focus Brands, Inc.(16)	Georgia / Consumer Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 8/21/2018)(4)	18,000	17,776	18,000	0.5%
				17,776	18,000	0.5%
Focus Products Group International, LLC	Illinois / Durable Consumer Products	Senior Secured Term Loan (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 1/20/2017)(3)(4)	20,297	20,297	19,886	0.5%
		Common Stock (5,638 shares)		27	—	—%
				20,324	19,886	0.5%
Galaxy XII CLO, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 13.31%)(11)	22,000	19,498	20,449	0.6%
				19,498	20,449	0.6%
Galaxy XV CLO, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 14.27%)(11)	35,025	29,777	31,824	0.9%
				29,777	31,824	0.9%
Galaxy XVI CLO, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 12.19%)(11)	22,575	20,790	20,573	0.6%
				20,790	20,573	0.6%
Galaxy XVII CLO, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 14.79%)(11)	39,905	36,811	36,589	1.0%
				36,811	36,589	1.0%
Global Employment Solutions, Inc.	Colorado / Business Services	Senior Secured Term Loan (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 3/25/2019)(3)(4)	28,464	28,464	28,464	0.8%
				28,464	28,464	0.8%
Grocery Outlet, Inc.(16)	California / Retail	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 6/17/2019)(4)	14,457	14,168	14,457	0.4%
				14,168	14,457	0.4%
GTP Operations, LLC(10)	Texas / Software & Computer Services	Senior Secured Term Loan (10.00% (LIBOR + 5.00% with 5.00% LIBOR floor), due 12/11/2018)(3)(4)	112,546	112,546	112,546	3.1%
				112,546	112,546	3.1%
Halcyon Loan Advisors Funding 2012-1 Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 21.35%)(11)	23,188	20,600	22,570	0.6%
				20,600	22,570	0.6%
Halcyon Loan Advisors Funding 2013-1 Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 18.49%)(11)	40,400	38,460	41,509	1.1%
				38,460	41,509	1.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2014 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Halcyon Loan Advisors Funding 2014-1 Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 15.28%)(11)	$24,500	$23,471	$23,110	0.6%
				23,471	23,110	0.6%
Halcyon Loan Advisors Funding 2014-2 Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 16.06%)(11)	41,164	38,630	38,066	1.1%
				38,630	38,066	1.1%
Harley Marine Services, Inc.(16)	Washington / Transportation	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 12/20/2019)(3)(4)	9,000	8,832	8,832	0.2%
				8,832	8,832	0.2%
ICON Health & Fitness, Inc.	Utah / Durable Consumer Products	Senior Secured Note (11.875%, due 10/15/2016)	21,850	22,005	20,889	0.6%
				22,005	20,889	0.6%
ICV-CSI Holdings, LLC	New York / Transportation	Common Equity (1.6 units)		1,639	2,079	0.1%
				1,639	2,079	0.1%
IDQ Holdings, Inc.	Texas / Automobile	Senior Secured Note (11.50%, due 4/1/2017)	12,500	12,344	12,500	0.3%
				12,344	12,500	0.3%
Ikaria, Inc.(16)	New Jersey / Healthcare	Second Lien Term Loan (8.75% (LIBOR + 7.75% with 1.00% LIBOR floor), due 2/12/2022)(4)	25,000	24,430	25,000	0.7%
				24,430	25,000	0.7%
Injured Workers Pharmacy, LLC	Massachusetts / Healthcare	Second Lien Term Loan (11.50% (LIBOR + 7.00% with 4.50% LIBOR floor) plus 1.00% PIK, due 5/31/2019)(3)(4)	22,678	22,678	22,904	0.6%
				22,678	22,904	0.6%
Instant Web, LLC(4)	Minnesota / Media	Senior Secured Term Loan A (5.50% (LIBOR + 4.50% with 1.00% LIBOR floor), due 3/28/2019)	126,453	126,453	126,453	3.5%
		Senior Secured Term Loan B (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 3/28/2019)(3)	128,000	128,000	128,000	3.6%
		Senior Secured Term Loan C (12.75% (LIBOR + 11.75% with 1.00% LIBOR floor), due 3/28/2019)	12,500	12,500	12,500	0.3%
				266,953	266,953	7.4%
InterDent, Inc.	California / Healthcare	Senior Secured Term Loan A (7.25% (LIBOR + 5.75% with 1.50% LIBOR floor), due 8/3/2017)(4)	63,225	63,225	63,225	1.7%
		Senior Secured Term Loan B (12.25% (LIBOR + 9.25% with 3.00% LIBOR floor), due 8/3/2017)(3)(4)	67,625	67,625	67,625	1.9%
				130,850	130,850	3.6%
JHH Holdings, Inc.	Texas / Healthcare	Second Lien Term Loan (11.25% (LIBOR + 10.00% with 1.25% LIBOR floor) plus 0.50% PIK, due 3/30/2019)(3)(4)	35,119	35,119	35,119	1.0%
				35,119	35,119	1.0%
LaserShip, Inc.	Virginia / Transportation	Revolving Line of Credit – $5,000 Commitment (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 12/21/2014)(4)(25)	—	—	—	—%
		Senior Secured Term Loan A (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 3/18/2019)(3)(4)	36,094	36,094	36,094	1.0%
		Senior Secured Term Loan B (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 3/18/2019)(3)(4)	22,111	22,111	22,111	0.6%
		Delayed Draw Term Loan – $6,000 Commitment (2.00%, due 12/31/2015)(4)(25)	—	—	—	—%
				58,205	58,205	1.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2014 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

LCM XIV Ltd.(22)	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest, current yield 16.02%)(11)	$26,500	$24,914	$25,124	0.7%
				24,914	25,124	0.7%
LHC Holdings Corp.	Florida / Healthcare	Revolving Line of Credit – $750 Commitment (8.50% (LIBOR + 6.00% with 2.50% LIBOR floor), due 5/31/2015)(4)(25)(26)	—	—	—	—%
		Senior Subordinated Debt (10.50%, due 5/31/2015)(3)	1,865	1,865	1,865	0.1%
		Membership Interest (125 units)		216	253	—%
				2,081	2,118	0.1%
Madison Park Funding IX, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 12.97%)(11)	31,110	24,546	27,266	0.8%
				24,546	27,266	0.8%
Matrixx Initiatives, Inc.	New Jersey / Pharmaceuticals	Senior Secured Term Loan A (7.50% (LIBOR + 6.00% with 1.50% LIBOR floor), due 8/9/2018)(3)(4)	38,319	38,319	36,839	1.0%
		Senior Secured Term Loan B (12.50% (LIBOR + 11.00% with 1.50% LIBOR floor), due 8/9/2018)(3)(4)	39,750	39,750	36,851	1.0%
				78,069	73,690	2.0%
Maverick Healthcare Equity, LLC	Arizona / Healthcare	Preferred Units (1,250,000 units)		1,252	821	—%
		Class A Common Units (1,250,000 units)		—	—	—%
				1,252	821	—%
Mountain View CLO 2013-I Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 15.64%)(11)	43,650	40,754	43,555	1.2%
				40,754	43,555	1.2%
NCP Finance Limited Partnership(22)(23)	Ohio / Consumer Finance	Subordinated Secured Term Loan (11.00% (LIBOR + 9.75% with 1.25% LIBOR floor), due 9/30/2018)(3)(4)(16)	11,910	11,692	12,208	0.3%
				11,692	12,208	0.3%
New Century Transportation, Inc.	New Jersey / Transportation	Senior Subordinated Term Loan (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor) plus 4.00% PIK, in non-accrual status effective 4/1/2014, due 2/3/2018)(4)	44,000	44,000	—	—%
				44,000	—	—%
Nixon, Inc.	California / Durable Consumer Products	Senior Secured Term Loan (8.75% plus 2.75% PIK, due 4/16/2018)(16)	13,532	13,316	13,316	0.4%
				13,316	13,316	0.4%
NRG Manufacturing, Inc.	Texas / Manufacturing	Escrow Receivable		—	1,110	—%
				—	1,110	—%
Octagon Investment Partners XV, Ltd.(22)	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest, current yield 20.60%)(11)	26,901	24,338	26,732	0.7%
				24,338	26,732	0.7%
Onyx Payments	Texas / Diversified Financial Services	Senior Secured Term Loan A (6.75% (LIBOR + 5.50% with 1.25% LIBOR floor), due 4/18/2018)(4)	15,125	15,125	15,125	0.4%
		Senior Secured Term Loan B (13.75% (LIBOR + 12.50% with 1.25% LIBOR floor), due 4/18/2018)(4)	15,938	15,938	15,938	0.4%
				31,063	31,063	0.8%
Pelican Products, Inc.(16)	California / Durable Consumer Products	Second Lien Term Loan (9.25% (LIBOR + 8.25% with 1.00% LIBOR floor), due 4/9/2021)(4)	17,500	17,482	17,500	0.5%
				17,482	17,500	0.5%
Photonis Technologies SAS(16)(22)	France / Aerospace & Defense	First Lien Term Loan (8.50% (LIBOR + 7.50% with 1.00% LIBOR floor), due 9/18/2019)(4)	10,448	10,170	10,339	0.3%
				10,170	10,339	0.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2014 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Pinnacle (US) Acquisition Co. Limited(16)	Texas / Software & Computer Services	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 8/3/2020)(4)	$10,000	$9,833	$10,000	0.3%
				9,833	10,000	0.3%
PrimeSport, Inc.	Georgia / Hotels, Restaurants & Leisure	Revolving Line of Credit – $15,000 Commitment (10.00% (LIBOR + 9.50% with 0.50% LIBOR floor), due 12/23/2014)(4)(25)	—	—	—	—%
		Senior Secured Term Loan A (7.50% (LIBOR + 6.50% with 1.00% LIBOR floor), due 12/23/2019)(3)(4)	43,263	43,263	43,263	1.2%
		Senior Secured Term Loan B (11.50% (LIBOR + 10.50% with 1.00% LIBOR floor) plus 1.00% PIK, due 12/23/2019)(3)(4)	43,700	43,700	43,700	1.2%
				86,963	86,963	2.4%
Prince Mineral Holding Corp.	New York / Metal Services & Minerals	Senior Secured Term Loan (11.50%, due 12/15/2019)	10,000	9,902	10,000	0.3%
				9,902	10,000	0.3%
Progrexion Holdings, Inc.(28)	Utah / Consumer Services	Senior Secured Term Loan (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor), due 9/14/2017)(3)(4)	436,647	436,647	436,647	12.1%
				436,647	436,647	12.1%
Rocket Software, Inc.(16)	Massachusetts / Software & Computer Services	Second Lien Term Loan (10.25% (LIBOR + 8.75% with 1.50% LIBOR floor), due 2/8/2019)(3)(4)	20,000	19,758	20,000	0.6%
				19,758	20,000	0.6%
Royal Adhesives & Sealants, LLC(16)	Indiana / Chemicals	Second Lien Term Loan (9.75% (LIBOR + 8.50% with 1.25% LIBOR floor), due 1/31/2019)(4)	20,000	19,648	19,713	0.5%
				19,648	19,713	0.5%
Ryan, LLC	Texas / Business Services	Subordinated Unsecured Notes (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor) plus 3.00% PIK, due 6/30/2018)(4)	70,531	70,531	70,531	1.9%
				70,531	70,531	1.9%
Sandow Media, LLC	Florida / Media	Senior Secured Term Loan (12.00%, due 5/8/2018)(3)	25,081	25,081	23,524	0.7%
				25,081	23,524	0.7%
Small Business Whole Loan Portfolio(19)	New York / Diversified Financial Services	144 small business loans issued by OnDeck Capital, Inc.	4,637	4,637	4,252	0.1%
				4,637	4,252	0.1%
Snacks Parent Corporation	Minnesota / Food Products	Series A Preferred Stock (4,021.45 shares)		—	—	—%
		Series B Preferred Stock (1,866.10 shares)		—	—	—%
		Warrant (to purchase 31,196.52 shares of Common Stock, expires 11/12/2020)		591	1,819	0.1%
				591	1,819	0.1%
Spartan Energy Services, Inc.	Louisiana / Energy	Senior Secured Term Loan (10.50% (LIBOR + 9.00% with 1.50% LIBOR floor), due 12/28/2017)(3)(4)	35,633	35,633	35,633	1.0%
				35,633	35,633	1.0%
Speedy Group Holdings Corp.(22)	Canada / Consumer Finance	Senior Unsecured Notes (12.00%, due 11/15/2017)	15,000	15,000	15,000	0.4%
				15,000	15,000	0.4%
Sport Helmets Holdings, LLC(14)	New York / Personal & Nondurable Consumer Products	Escrow Receivable		—	130	—%
				—	130	—%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2014 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Stauber Performance Ingredients, Inc.	California / Food Products	Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 1/21/2016)(3)(4)	$12,809	$12,809	$12,809	0.4%
		Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 5/21/2017)(3)(4)	9,975	9,975	9,975	0.3%
				22,784	22,784	0.7%
Stryker Energy, LLC	Ohio / Oil & Gas Production	Subordinated Secured Revolving Credit Facility – $50,300 Commitment (12.25% (LIBOR + 10.75% with 1.50% LIBOR floor) plus 3.75% PIK, in non-accrual status effective 12/1/2011, due 12/1/2015)(4)(25)	36,080	32,710	—	—%
		Overriding Royalty Interests(18)		—	—	—%
				32,710	—	—%
Sudbury Mill CLO Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 16.25%)(11)	28,200	26,914	26,140	0.7%
				26,914	26,140	0.7%
Symphony CLO IX Ltd.(22)	Cayman Islands / Diversified Financial Services	Preference Shares (Residual Interest, current yield 19.76%)(11)	45,500	37,734	44,294	1.2%
				37,734	44,294	1.2%
Symphony CLO XIV Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 14.03%)(11)	49,250	49,858	49,025	1.4%
				49,858	49,025	1.4%
System One Holdings, LLC	Pennsylvania / Business Services	Senior Secured Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 12/31/2018)(3)(4)	44,646	44,646	44,646	1.2%
				44,646	44,646	1.2%
Targus Group International, Inc.(16)	California / Durable Consumer Products	First Lien Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor) plus 1.0% PIK, due 5/24/2016)(3)(4)	21,911	21,697	19,949	0.6%
				21,697	19,949	0.6%
TB Corp.	Texas / Hotels, Restaurants & Leisure	Senior Subordinated Note (12.00% plus 1.50% PIK, due 12/19/2018)(3)	23,628	23,628	23,628	0.7%
				23,628	23,628	0.7%
Tectum Holdings, Inc.(16)	Michigan / Automobile	Second Lien Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 3/12/2019)(4)	10,000	9,952	9,952	0.3%
				9,952	9,952	0.3%
Therakos, Inc.	New Jersey / Healthcare	Second Lien Term Loan (11.25% (LIBOR + 10.00% with 1.25% LIBOR floor), due 6/27/2018)(4)	13,000	12,762	13,000	0.4%
				12,762	13,000	0.4%
Tolt Solutions, Inc.	South Carolina / Business Services	Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor), due 3/7/2019)(3)(4)	48,705	48,705	48,705	1.3%
		Senior Secured Term Loan B (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 3/7/2019)(3)(4)	48,900	48,900	48,900	1.4%
				97,605	97,605	2.7%
Traeger Pellet Grills LLC	Oregon / Durable Consumer Products	Senior Secured Term Loan A (6.50% (LIBOR + 4.50% with 2.00% LIBOR floor), due 6/18/2018)(3)(4)	29,100	29,100	29,100	0.8%
		Senior Secured Term Loan B (11.50% (LIBOR + 9.50% with 2.00% LIBOR floor), due 6/18/2018)(3)(4)	29,700	29,700	29,700	0.8%
				58,800	58,800	1.6%
Transaction Network Services, Inc.(16)	Virginia / Telecommunication Services	Second Lien Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 8/14/2020)(4)	5,000	4,976	5,000	0.1%
				4,976	5,000	0.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2014 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

TriMark USA, LLC(16)	Massachusetts / Hotels, Restaurants & Leisure	Second Lien Term Loan (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 8/11/2019)(4)	$10,000	$9,810	$9,810	0.3%
				9,810	9,810	0.3%
United Sporting Companies, Inc.(5)	South Carolina / Durable Consumer Products	Second Lien Term Loan (12.75% (LIBOR + 11.00% with 1.75% LIBOR floor), due 5/16/2018)(3)(4)	160,000	160,000	160,000	4.4%
				160,000	160,000	4.4%
United States Environmental Services, LLC	Texas / Commercial Services	Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 3/31/2019)(3)(4)	23,850	23,850	23,850	0.7%
		Senior Secured Term Loan B (11.50% (LIBOR + 10.50% with 1.00% LIBOR floor), due 3/31/2019)(3)(4)	36,000	36,000	36,000	1.0%
				59,850	59,850	1.7%
Venio LLC	Pennsylvania / Business Services	Second Lien Term Loan (12.00% (LIBOR + 9.50% with 2.50% LIBOR floor), due 2/19/2020)(3)(4)	17,000	17,000	16,726	0.5%
				17,000	16,726	0.5%
Voya CLO 2012-2, Ltd.(22)	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest, current yield 14.69%)(11)	38,070	31,058	35,843	1.0%
				31,058	35,843	1.0%
Voya CLO 2012-3, Ltd.(22)	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest, current yield 12.97%)(11)	46,632	39,368	43,960	1.2%
				39,368	43,960	1.2%
Voya CLO 2012-4, Ltd.(22)	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest, current yield 15.28%)(11)	40,613	34,941	39,647	1.1%
				34,941	39,647	1.1%
Voya CLO 2014-1, Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 14.49%)(11)	32,383	33,825	32,949	0.9%
				33,825	32,949	0.9%
Washington Mill CLO Ltd.(22)	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 17.43%)(11)	22,600	21,601	21,583	0.6%
				21,601	21,583	0.6%
Water Pik, Inc.(16)	Colorado / Personal & Nondurable Consumer Products	Second Lien Term Loan (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 1/8/2021)(4)	11,000	10,604	10,604	0.3%
				10,604	10,604	0.3%
Wheel Pros, LLC(4)	Colorado / Business Services	Senior Subordinated Secured Note (11.00% (LIBOR + 7.00% with 4.00% LIBOR floor), due 6/29/2020)	12,000	12,000	12,000	0.3%
		Delayed Draw Term Loan – $3,000 Commitment (11.00% (LIBOR + 7.00% with 4.00% LIBOR floor), due 12/30/2015)(25)	—	—	—	—%
				12,000	12,000	0.3%
Wind River Resources Corporation(39)	Utah / Oil & Gas Production	Senior Secured Note (13.00% (LIBOR + 7.50% with 5.50% LIBOR floor) plus 3.00% default interest on principal and 16.00% default interest on past due interest, in non-accrual status effective 12/1/2008, past due)(4)	15,000	14,650	—	—%
		Net Profits Interest (5% of Equity Distributions)(7)		—	—	—%
				14,650	—	—%
Total Non-Control/Non-Affiliate Investments (Level 3)				$4,620,388	$4,580,996	126.6%

Total Level 3 Portfolio Investments				$6,371,459	$6,253,571	172.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2014 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 1 PORTFOLIO INVESTMENTS

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2014 (Unaudited) and June 30, 2014 (Audited)

(1)
The terms “Prospect,” “we,” “us” and “our” mean Prospect Capital Corporation and its subsidiaries unless the context specifically requires otherwise. The securities in which Prospect has invested were acquired in transactions that were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These securities may be resold only in transactions that are exempt from registration under the Securities Act.

(2)
Fair value is determined by or under the direction of our Board of Directors. As of September 30, 2014 and June 30, 2014, one of our portfolio investments, Dover Saddlery, Inc., was publicly traded and classified as Level 1 within the valuation hierarchy established by ASC 820, Fair Value Measurement (“ASC 820”). As of September 30, 2014 and June 30, 2014, the fair value of our remaining portfolio investments was determined using significant unobservable inputs. ASC 820 classifies such inputs used to measure fair value as Level 3 within the valuation hierarchy. See Notes 2 and 3 within the accompanying notes to consolidated financial statements for further discussion.

(3)
Security, or a portion thereof, is held by Prospect Capital Funding LLC (“PCF”), our wholly-owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral for the Revolving Credit Facility and such security is not available as collateral to our general creditors (see Note 4). The fair values of these investments held by PCF at September 30, 2014 and June 30, 2014 were $1,362,888 and $1,500,897, respectively; they represent 21.8% and 24.0% of our total investments, respectively.

(4)	Security, or portion thereof, has a floating interest rate which may be subject to a LIBOR or PRIME floor. Stated interest rate was in effect at September 30, 2014 and June 30, 2014.

(5)
Ellett Brothers, LLC, Evans Sports, Inc., Jerry’s Sports, Inc., Simmons Gun Specialties, Inc., Bonitz Brothers, Inc., and Outdoor Sports Headquarters, Inc. are joint borrowers on our second lien loan. United Sporting Companies, Inc. is a parent guarantor of this debt investment.

(6)
During the quarter ended December 31, 2009, we created two new entities, Coalbed, Inc. and Coalbed, LLC, to foreclose on the outstanding senior secured loan and assigned rights and interests of Conquest Cherokee, LLC (“Conquest”) as a result of the deterioration of Conquest’s financial performance and inability to service debt payments. We owned 1,000 shares of common stock in Coalbed, Inc., representing 100% of the issued and outstanding common stock. Coalbed, Inc., in turn, owned 100% of the membership interest in Coalbed, LLC. On October 21, 2009, Coalbed, LLC foreclosed on the loan formerly made to Conquest. On January 19, 2010, as part of the Manx Energy, Inc. ("Manx") rollup, the Coalbed, LLC assets and loan were assigned to Manx, the holding company. On June 30, 2012, Manx contributed our investment in Coalbed, LLC to Wolf Energy Holdings Inc. ("Wolf Energy Holdings"), a newly-formed, separately owned holding company. Our Board of Directors set the fair value at zero for the loan position in Coalbed, LLC investment as of September 30, 2014 and June 30, 2014. As of September 30, 2014 and June 30, 2014, Prospect owns 41% of the equity of Manx.

(7)	In addition to the stated returns, the net profits interest held will be realized upon sale of the borrower or a sale of the interests.

(8)
During the quarter ended December 31, 2011, our ownership of Change Clean Energy Holdings, LLC, Change Clean Energy, LLC, Freedom Marine Services Holdings, LLC (“Freedom Marine”), and Yatesville Coal Holdings, LLC was transferred to Energy Solutions Holdings Inc. (f/k/a Gas Solutions Holdings, Inc.) (“Energy Solutions”) to consolidate all of our energy holdings under one management team. We own 100% of Energy Solutions. On December 28, 2011, we made a $3,500 debt investment in Vessel Holdings, LLC, a subsidiary of Freedom Marine. On November 25, 2013, we provided $13,000 in senior secured debt financing for the recapitalization of our investment in Jettco Marine Services, LLC (“Jettco”), a subsidiary of Freedom Marine. The subordinated secured loan to Jettco was replaced with a senior secured note to Vessel Holdings II, LLC, a new subsidiary of Freedom Marine. On December 3, 2013, we made a $16,000 senior secured investment in Vessel Holdings III, LLC, another new subsidiary of Freedom Marine. In June 2014, Freedom Marine Services Holdings, LLC was renamed Freedom Marine Solutions, LLC; Vessel Holdings, LLC was renamed Vessel Company, LLC; Vessel Holdings II, LLC was renamed Vessel Company II, LLC; Vessel Holdings III, LLC was renamed Vessel Company III, LLC; Yatesville Coal Holdings, LLC was renamed Yatesville Coal Company, LLC; and Change Clean Energy Holdings, LLC was renamed Change Clean Energy Company, LLC. Energy Solutions continues to own 100% of all entities as of September 30, 2014. On July 1, 2014, we began consolidating Energy Solutions and as a result, we now report separately our investments in Change Clean Energy Company, LLC, Freedom Marine Solutions, LLC and Yatesville Coal Company, LLC as separate controlled companies.

(9)	We own 100% of the equity of The Healing Staff, Inc. ("THS") and 100% of the equity of Vets Securing America, Inc., which is operated by THS management.

(10)
GTP Operations, LLC, Transplace, LLC, CI (Transplace) International, LLC, Transplace Freight Services, LLC, Transplace Texas, LP, Transplace Stuttgart, LP, Transplace International, Inc., Celtic International, LLC, and Treetop Merger Sub, LLC are joint borrowers on our senior secured investment.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2014 (Unaudited) and June 30, 2014 (Audited) (Continued)

(11)
The CLO equity investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The current estimated yield is based on the current projections of this excess cash flow taking into account assumptions which have been made regarding expected prepayments, losses and future reinvestment rates. These assumptions are periodically reviewed and adjusted. Ultimately, the actual yield may be higher or lower than the estimated yield if actual results differ from those used for the assumptions.

(12)
On January 19, 2010, we modified the terms of our senior secured debt in Appalachian Energy Holdings, LLC ("AEH") and Coalbed, LLC ("Coalbed") in conjunction with the formation of Manx, a new entity consisting of the assets of AEH, Coalbed and Kinley Exploration. The assets of the three companies were brought under new common management. We funded $2,800 at closing to Manx to provide for working capital. A portion of our loans to AEH and Coalbed was exchanged for Manx preferred equity, while our AEH equity interest was converted into Manx common stock. There was no change to fair value at the time of restructuring. On June 30, 2012, Manx returned the investments in Coalbed and AEH to us and we contributed these investments along with Wolf Energy, LLC to Wolf Energy Holdings, a newly-formed, separately owned holding company. Effective June 6, 2014, Appalachian Energy Holdings, LLC was renamed Appalachian Energy LLC. We continue to fully reserve any income accrued for Manx. During the quarter ended June 30, 2013, we determined that the impairment of Manx was other-than-temporary and recorded a realized loss of $9,397 for the amount that the amortized cost exceeded the fair value. The Board of Directors set the fair value of our investment in Manx at zero as of September 30, 2014 and June 30, 2014. On July 1, 2014, we began consolidating Wolf Energy Holdings and as a result, we now report separately our investments in Appalachian Energy LLC, Coalbed, LLC and Wolf Energy, LLC as separate controlled companies. During the three months ended September 30, 2014, we determined that the impairment of Appalachian Energy LLC was other-than-temporary and recorded a realized loss of $2,042 for the amount that the amortized cost exceeded the fair value.

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

(17)
MITY Holdings of Delaware Inc. (“MITY Delaware”), an entity in which we own 100% of the common stock, owns 94.99% of the equity of MITY, Inc. (f/k/a MITY Enterprises, Inc.) (“MITY”). MITY owns 100% of each of MITY-Lite, Inc., Broda Enterprises USA, Inc. and Broda Enterprises ULC ("Broda Canada"). On June 23, 2014, Prospect made a new $15,769 debt investment in MITY and MITY distributed proceeds to MITY Delaware as a return of capital. MITY Delaware used this distribution to pay down the senior secured debt of MITY Delaware to Prospect by the same amount. The remaining amount of the senior secured debt due from MITY Delaware to Prospect, $7,200, was then contributed to the capital of MITY Delaware. As a result of this transaction, Prospect held the $15,769 MITY note. Effective June 23, 2014, Mity Enterprises, Inc. was renamed MITY, Inc. and Broda Enterprises USA, Inc. was renamed Broda USA, Inc. On June 23, 2014, Prospect also extended a new $7,500 senior secured revolving facility to MITY, of which none was funded at closing. On July 1, 2014, we began consolidating MITY Delaware and as a result, we now report MITY, Inc. as a separate controlled company. MITY Delaware has a subordinated unsecured note issued and outstanding to Broda Canada that is denominated in Canadian Dollars (CAD). As of September 30, 2014, the principal balance of this note was CAD 7,371. In accordance with ASC 830, Foreign Currency Matters, this note was remeasured into our functional currency, US Dollars (USD), using an exchange rate of 0.89451CAD/USD, and is presented on our Consolidated Schedules of Investments in USD.

(18)	The overriding royalty interests held receive payments at the stated rates based upon operations of the borrower.

(19)
Our wholly-owned subsidiary Prospect Small Business Lending, LLC purchases a series of small business whole loans on a recurring basis, originated by OnDeck Capital, Inc. and Direct Capital Corporation, online small business lenders.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2014 (Unaudited) and June 30, 2014 (Audited) (Continued)

(20)
Boxercraft Incorporated ("Boxercraft") and BXC Company, Inc. (f/k/a BXC Holding Company) ("BXC") are joint borrowers on our senior secured investments. Effective as of March 28, 2014, we acquired voting control of BXC pursuant to a voting agreement and irrevocable proxy. Effective May 8, 2014, we acquired control of BXC by transferring shares held by the other equity holders of BXC to Prospect pursuant to an assignment agreement entered into with such other equity holders. As of June 30, 2014, we owned 86.7% of Series A preferred stock, 96.8% of Series B preferred stock, and 83.1% of the fully-diluted common stock of BXC. BXC owned 100% of the common stock of Boxercraft. We owned a warrant to purchase 15% of all classes of equity of BXC, which consisted of 3,755,000 shares of Series A preferred stock, 625,000 shares of Series B preferred stock, and 43,800 shares of voting common stock as of June 30, 2014. On August 25, 2014, we sold Boxercraft, a wholly-owned subsidiary of BXC, for net proceeds of $750 and realized a net loss of $16,949 on the sale.

(21)
We owned warrants to purchase 33,750 shares of common stock in Metal Buildings Holding Corporation (“Metal Buildings”), the former holding company of Borga, Inc. ("Borga"). Metal Buildings owned 100% of Borga. On March 8, 2010, we foreclosed on the stock in Borga that was held by Metal Buildings, obtaining 100% ownership of Borga. On January 24, 2014, we contributed our holdings in Borga to STI Holding, Inc. ("STI"), a wholly-owned holding company. On July 1, 2014, we began consolidating STI and as a result, we reported Borga, Inc. as a separate controlled company from July 1, 2014 until its sale on August 20, 2014. On August 20, 2014, we sold the assets of Borga, a wholly-owned subsidiary of STI, for net proceeds of $382 and realized a loss of $2,589 on the sale.

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

(24)
On May 6, 2011, we made a secured first lien $24,250 debt investment to NMMB, Inc. (f/k/a NMMB Acquisition, Inc.) ("NMMB" ), a $2,800 secured debt and $4,400 equity investment to NMMB Holdings, Inc ("NMMB Holdings"). We owned 100% of the Series A Preferred Stock in NMMB Holdings. NMMB Holdings owned 100% of the Convertible Preferred Stock in NMMB. On December 13, 2013, we provided $8,086 in preferred equity for the recapitalization of NMMB Holdings. After the restructuring, we received repayment of $2,800 secured debt outstanding. We own 100% of the equity of NMMB Holdings as of September 30, 2014 and June 30, 2014. NMMB Holdings owns 92.93% and 83.48% of the fully diluted equity of NMMB as of September 30, 2014 and June 30, 2014, respectively. NMMB owns 100% of Refuel Agency, Inc (“Refuel Agency”), which owns 100% of Armed Forces Communications, Inc. (“Armed Forces”). On June 12, 2014, Prospect made a new $7,000 senior secured term loan to Armed Forces. Armed Forces distributed this amount to Refuel Agency as a return of capital. Refuel Agency distributed this amount to NMMB as a return of capital, which was used to pay down $7,000 of NMMB’s $10,714 senior secured term loan to Prospect. On July 1, 2014, we began consolidating NMMB Holdings and as a result, we now report NMMB, Inc. as a separate controlled company.

(25)
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 2.00%. As of September 30, 2014 and June 30, 2014, we had $202,963 and $143,597, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies.

(26)
Stated interest rates are based on September 30, 2014 and June 30, 2014 one month or three month LIBOR rates plus applicable spreads based on the respective credit agreements. Interest rates are subject to change based on actual elections by the borrower for a LIBOR rate contract or Base Rate contract when drawing on the revolver.

(27)
On July 30, 2010, we made a $30,000 senior secured debt investment in Airmall Inc. ("Airmall" ), a $12,500 secured second lien in AMU Holdings Inc. ("AMU"), and acquired 100% of the Series A preferred stock and common stock of AMU. Our preferred stock in AMU has a 12.0% dividend rate which is paid from the dividends received from its operating subsidiary, Airmall. AMU owns 100% of the common stock in Airmall. On December 4, 2013, we sold a $972 participation in both debt investments, equal to 2% of the outstanding principal amount of loans on that date. On June 13, 2014, Prospect made a new $19,993 investment as a senior secured loan to Airmall. Airmall then distributed this amount to AMU as a return of capital, which AMU used to pay down the senior subordinated loan in the same amount. The minority interest held by a third party in AMU was exchanged for common stock of Airmall. As of June 30, 2014, we owned 100% of the equity of AMU, which owns 98% of Airmall. On July 1, 2014, we began consolidating AMU and as a result, we reported Airmall Inc. as a separate controlled company from July 1, 2014 until its sale on August 1, 2014. On August 1, 2014, we sold our investments in Airmall for net proceeds of $51,379 and realized a loss of $3,473 on the sale. In addition, there is $6,000 being held in escrow, of which 98% is due to Prospect, which will be recognized as an additional realized loss if it is not received.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2014 (Unaudited) and June 30, 2014 (Audited) (Continued)

(28)
Progrexion Marketing, Inc., Progrexion Teleservices, Inc., Progrexion ASG, Inc., Progrexion IP, Inc. and Efolks, LLC are joint borrowers on our senior secured investment. Progrexion Holdings, Inc. and eFolks Holdings, Inc. are the guarantors of this debt investment.

(29)
First Tower Holdings of Delaware LLC (“First Tower Delaware”), an entity that we own 100% of the membership interests, owns 80.1% of First Tower Finance Company LLC (“First Tower Finance”), which owns 100% of First Tower, LLC (“First Tower”), the operating company. On June 24, 2014, Prospect made a new $251,246 second lien term loan to First Tower. First Tower distributed this amount to First Tower Finance, which distributed this amount to First Tower Delaware as a return of capital. First Tower Delaware used the distribution to partially pay down the Senior Secured Revolving Credit Facility. The remaining $23,712 of the Senior Secured Revolving Credit Facility was then converted to additional membership interests held by Prospect in First Tower Delaware. On July 1, 2014, we began consolidating First Tower Delaware and as a result, we now report First Tower Finance Company LLC as a separate controlled company.

(30)
Arctic Oilfield Equipment USA, Inc. (“Arctic Equipment”), an entity that we own 100% of the common equity, owns 70% of the equity of Arctic Energy Services, LLC (“Arctic Energy”), the operating company. On July 1, 2014, we began consolidating Arctic Equipment and as a result, we now report Arctic Energy Services, LLC as a separate controlled company.

(31)	We own 2.8% (13,220 shares) of the Mineral Fusion Natural, LLC, a subsidiary of Caleel + Hayden, LLC, common and preferred interest.

(32)
APH Property Holdings, LLC (“APH”), an entity that we own 100% of the membership interests, owns 100% of the common equity of American Property REIT Corp. (f/k/a American Property Holdings Corp.) ("APRC"), a qualified REIT which holds investments in several real estate properties. Effective as of April 1, 2014, Prospect made a new $167,162 senior term loan to APRC. APRC then distributed this amount to APH as a return of capital which was used to pay down the Senior Term Loan from APH by the same amount. See Note 3 for further discussion of the properties held by APRC. On July 1, 2014, we began consolidating APH and as a result, we now report American Property REIT Corp. as a separate controlled company.

(33)
CCPI Holdings Inc. ("CCPI Holdings"), an entity that we own 100% of the common stock, owns 94.98% and 95.13% of CCPI Inc. ("CCPI"), the operating company, at September 30, 2014 and June 30, 2014, respectively. On June 13, 2014, Prospect made a new $8,218 senior secured note to CCPI. CCPI then distributed this amount to CCPI Holdings as a return of capital which was used to pay down the $8,216 senior secured note from CCPI Holdings to Prospect. The remaining $2 was distributed to Prospect as a return of capital of Prospect's equity investment in CCPI Holdings. On July 1, 2014, we began consolidating CCPI Holdings and as a result, we now report CCPI Inc. as a separate controlled company.

(34)
Credit Central Holdings of Delaware, LLC ("Credit Central Delaware"), an entity that we own 100% of the membership interests, owns 74.75% of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC) ("Credit Central"), which owns 100% of each of Credit Central, LLC, Credit Central South, LLC, Credit Central of Texas, LLC, and Credit Central of Tennessee, LLC, the operating companies. On June 26, 2014, Prospect made a new $36,333 second lien term loan to Credit Central. Credit Central then distributed this amount to Credit Central Delaware as a return of capital which was used to pay down the Senior Secured Revolving Credit Facility from Credit Central Delaware by the same amount. The remaining amount of the Senior Secured Revolving Credit Facility, $3,874, was then converted into additional membership interests in Credit Central Delaware. On July 1, 2014, we began consolidating Credit Central Delaware and as a result, we now report Credit Central Loan Company, LLC as a separate controlled company.

(35)
Valley Electric Holdings I, Inc. (“Valley Holdings I”), an entity that we own 100% of the common stock, owns 100% of Valley Electric Holdings II, Inc. (“Valley Holdings II”). Valley Holdings II owns 94.99% of Valley Electric Company, Inc. (“Valley Electric”), as of September 30, 2014 and June 30, 2014. Valley Electric owns 100% of the equity of VE Company, Inc., which owns 100% of the equity of Valley Electric Co. of Mt. Vernon, Inc. (“Valley”). On June 24, 2014, Valley Holdings II and management of Valley formed Valley Electric and contributed their shares of Valley stock to Valley Electric. Prospect made a new $20,471 senior secured loan to Valley Electric. Valley Electric then distributed this amount to Valley Holdings I, via Valley Holdings II, as a return of capital which was used to pay down the senior secured note of Valley Holdings I by the same amount. The remaining principal amount of the senior secured note, $16,754, was then contributed to the capital of Valley Holdings I. On July 1, 2014, we began consolidating Valley Holdings I and Valley Holdings II and as a result, we now report Valley Electric Company, Inc. as a separate controlled company.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2014 (Unaudited) and June 30, 2014 (Audited) (Continued)

(36)
Nationwide Acceptance Holdings LLC ("Nationwide Holdings"), an entity that we own 100% of the membership interests, owns 93.79% of Nationwide Acceptance LLC ("Nationwide"), the operating company. On June 18, 2014, Prospect made a new $14,820 second lien term loan to Nationwide. Nationwide distributed this amount to Nationwide Holdings as a return of capital. Nationwide Holdings used the distribution to pay down the Senior Secured Revolving Credit Facility. The remaining $9,888 of the Senior Secured Revolving Credit Facility was then converted into additional membership interests in Nationwide Holdings. On July 1, 2014, we began consolidating Nationwide Holdings and as a result, we now report Nationwide Acceptance LLC as a separate controlled company.

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

(38)
CP Holdings of Delaware LLC ("CP Holdings"), an entity that we own 100% of the membership interests, owns 82.9% of CP Energy Services Inc. ("CP Energy), which owns 100% of several other subsidiaries. CP Energy owns directly or indirectly 100% of each of CP Well Testing Services, LLC (“CP Well Testing”), CP Well Testing, LLC, Fluid Management Services, Inc., Fluid Management Services LLC, Wright Transport, Inc., Wright Foster Disposals, LLC, Foster Testing Co, Inc., ProHaul Transports, LLC, Artexoma Logistics, LLC, and Wright Trucking, Inc. On April 1, 2014, Prospect made new loans to CP Well, ProHaul Transports, LLC and Wright Trucking, Inc. and Foster Testing Co, Inc. as co-borrowers, comprised of two first lien loans in the amount of $11,035 and $72,238 and a second lien loan in the amount of $15,000. The proceeds of these loans were used to repay CP Well Testing’s senior secured term loan and CP Energy’s senior secured term loan from Prospect. CP Holdings continues to own 82.9% of the equity of CP Energy at September 30, 2014. On July 1, 2014, we began consolidating CP Holdings and as a result, we now report CP Energy Services Inc. as a separate controlled company.

(39)	Wind River Resources Corporation and Wind River II Corporation are joint borrowers on our senior secured loan.

(40)
NPH Property Holdings, LLC (“NPH”), an entity that we own 100% of the membership interests, owns 100% of the common equity of National Property REIT Corp. (f/k/a National Property Holdings Corp.) ("NPRC"), a property REIT which holds investments in several real estate properties. Additionally, through its wholly-owned subsidiaries, NPRC invests in peer-to-peer consumer loans. Effective as of April 1, 2014, Prospect made a new $104,460 senior term loan to NPRC. NPRC then distributed this amount to NPH as a return of capital which was used to pay down the Senior Term Loan from NPH by the same amount. See Note 3 for further discussion of the properties held by NPRC. On July 1, 2014, we began consolidating NPH and as a result, we now report National Property REIT Corp. as a separate controlled company.

(41)
UPH Property Holdings, LLC (“UPH”), an entity that we own 100% of the membership interests, owns 100% of the common equity of United Property REIT Corp. (f/k/a United Property Holdings Corp.) ("UPRC"), a property REIT which holds investments in several real estate properties. Effective as of April 1, 2014, Prospect made a new $19,027 senior term loan to UPRC. UPRC then distributed this amount to UPH as a return of capital which was used to pay down the Senior Term Loan from UPH by the same amount. See Note 3 for further discussion of the properties held by UPRC. On July 1, 2014, we began consolidating UPH and as a result, we now report United Property REIT Corp. as a separate controlled company.

(42)
On April 4, 2008, we acquired a controlling equity interest in ARRM Services, Inc. ("ARRM"), which owns 100% of Ajax Rolled Ring & Machine, LLC ("Ajax"), the operating company. As of September 30, 2014 and June 30, 2014, we control 79.53% of the fully-diluted common, 85.76% of the Series A Preferred and 100% of the Series B Preferred equity of ARRM.

(43)
Harbortouch Holdings of Delaware Inc. ("Harbortouch Delaware"), an entity that we own 100% of the common stock, owns 100% of the Class C voting units of Harbortouch Payments, LLC (“Harbortouch”), which provide for a 53.5% residual profits allocation. Harbortouch management owns 100% of the Class B and Class D voting units of Harbortouch, which provide for a 46.5% residual profits allocation. Harbortouch owns 100% of Credit Card Processing USA, LLC. On April 1, 2014, Prospect made a new $137,226 senior secured term loan to Harbortouch. Harbortouch then distributed this amount to Harbortouch Delaware as a return of capital which was used to pay down the $123,000 senior secured note from Harbortouch Delaware to Prospect. The remaining $14,226 was distributed to Prospect as a return of capital of Prospect’s equity investment in Harbortouch Delaware. On July 1, 2014, we began consolidating Harbortouch Delaware and as a result, we now report Harbortouch Payments, LLC as a separate controlled company.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2014 (Unaudited) and June 30, 2014 (Audited) (Continued)

(44)
As defined in the 1940 Act, we are deemed to "Control" these portfolio companies because we own more than 25% of the portfolio company's outstanding voting securities. Transactions during the three months ended September 30, 2014 with these controlled investments were as follows:

Portfolio Company	Purchases*	Redemptions*	Sales	Interest income	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
Airmall Inc.	$—	$(47,580)	$(9,920)	$576	$—	$3,000	$(3,473)	$12,216
American Property REIT Corp.	13	(31)	—	4,930	—	403	—	(10,220)
Appalachian Energy LLC	—	(2,050)	—	—	—	—	(2,042)	2,050
Arctic Energy Services, LLC	—	—	—	1,694	—	—	—	261
ARRM Services, Inc.	—	—	—	519	—	—	—	3,200
Borga, Inc.	—	(588)	(2,589)	—	—	—	(2,589)	2,741
BXC Company, Inc.	250	(750)	(16,949)	—	—	5	(16,949)	15,333
CCPI Inc.	—	(138)	—	824	—	—	—	33
Change Clean Energy Company, LLC	—	—	—	—	—	—	—	—
Coalbed, LLC	—	—	—	—	—	—	—	—
CP Energy Services Inc.	—	(1)	—	4,118	—	—	—	(932)
Credit Central Loan Company, LLC	—	(2,038)	—	1,857	—	—	—	(1,513)
Echelon Aviation LLC	5,800	(37,313)	(400)	2,563	—	—	—	(9,011)
First Tower Finance Company LLC	—	(3,861)	—	10,916	—	—	—	2,051
Freedom Marine Solutions, LLC	—	(486)	—	1,126	—	—	—	3,391
Gulf Coast Machine & Supply Company	2,000	—	—	523	—	—	—	(2,785)
Harbortouch Payments, LLC	26,431	(3,390)	—	6,874	14	579	—	3,896
The Healing Staff, Inc.	—	—	—	—	—	—	650	(1)
Manx Energy, Inc.	—	—	—	—	—	—	—	—
MITY, Inc.	500	(94)	—	1,463	—	—	—	2,832
National Property REIT Corp.	37,500	(2)	—	3,309	—	293	—	3,638
Nationwide Acceptance LLC	938	(3,021)	—	758	671	—	—	(8)
NMMB, Inc.	—	—	—	406	—	—	—	(919)
R-V Industries, Inc.	—	—	—	760	74	—	—	(1,521)
United Property REIT Corp.	55,895	(72)	—	693	—	1,383	—	(917)
Valley Electric Company, Inc.	—	(74)	—	1,219	—	—	—	(4,551)
Wolf Energy, LLC	—	512	—	—	—	—	—	(1,972)
Yatesville Coal Company, LLC	—	—	—	—	—	—	—	—
Total	$129,327	$(100,977)	$(29,858)	$45,128	$759	$5,663	$(24,403)	$17,292

(45)
As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the three months ended September 30, 2014 with these affiliated investments were as follows:

Portfolio Company	Purchases*	Redemptions*	Sales	Interest income	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
BNN Holdings Corp.	$44,000	$(29,170)	$—	$837	$1,429	$226	$—	$(495)
Total	$44,000	$(29,170)	$—	$837	$1,429	$226	$—	$(495)

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2014 (Unaudited) and June 30, 2014 (Audited) (Continued)

(46)
As defined in the 1940 Act, we are deemed to "Control" these portfolio companies because we own more than 25% of the portfolio company's outstanding voting securities. Transactions during the year ended June 30, 2014 with these controlled investments were as follows:

Portfolio Company	Purchases*	Redemptions*		Sales	Interest income	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
AMU Holdings Inc.	$7,600	$(593)		$(972)	$6,579	$12,000	$—	$—	$(15,694)
APH Property Holdings, LLC	163,747	(118,186)	**	—	18,788	—	5,946	—	3,393
Arctic Oilfield Equipment USA, Inc.	60,876	—		—	1,050	—	1,713	—	238
ARRM Services, Inc.	25,000	(24,251)		—	(733)	—	148	—	(14,957)
BXC Company, Inc. (f/k/a BXC Holding Company)***	300	—		—	—	—	—	—	(3,796)
CCPI Holdings Inc.	—	(450)		—	3,312	500	71	—	(1,443)
CP Holdings of Delaware LLC	113,601	(100)		—	13,858	—	1,864	—	16,618
Credit Central Holdings of Delaware, LLC	2,500	(159)		—	7,845	4,841	521	—	(2,371)
Echelon Aviation LLC	92,628	—		—	2,809	—	2,771	—	—
Energy Solutions Holdings Inc.	16,000	(8,525)		—	8,245	—	2,480	—	(2,168)
First Tower Holdings of Delaware LLC	10,000	—		—	54,320	—	10,560	—	17,003
Gulf Coast Machine & Supply Company	28,450	(26,213)		—	1,449	—	—	—	(777)
Harbortouch Holdings of Delaware Inc.	278,694	—		—	6,879	—	7,536	—	12,620
The Healing Staff, Inc.	—	—		—	—	—	5,825	—	—
Manx Energy, Inc.	—	(450)		—	—	—	—	—	104
MITY Holdings of Delaware Inc.	47,985	—		—	4,693	—	1,049	—	1,127
Nationwide Acceptance Holdings LLC	4,000	—		—	4,429	5,000	1,854	—	772
NMMB Holdings, Inc.	8,086	(8,086)		—	2,051	—	—	—	(6,852)
NPH Property Holdings, LLC	40,425	85,724	**	—	5,973	—	1,029	—	(2,088)
R-V Industries, Inc.	—	(2,339)		—	3,188	1,100	—	—	2,005
STI Holding, Inc.	—	(125)		—	—	3,246	—	—	(25)
UPH Property Holdings, LLC	1,405	22,562	**	—	1,101	—	156	—	426
Valley Electric Holdings I, Inc.	—	(200)		—	7,471	—	148	—	(23,304)
Wolf Energy Holdings Inc.	—	—		—	—	—	—	—	(1,350)
Total	$901,297	$(81,391)		$(972)	$153,307	$26,687	$43,671	$—	$(20,519)

(47)
As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the year ended June 30, 2014 with these affiliated investments were as follows:

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
***During the year ended June 30, 2014, we acquired control of BXC Company, Inc. (f/k/a BXC Holding Company). As such, this investment was a controlled investment for part of the year and an affiliated investment for part of the year. See Note 14 for further discussion of this transaction.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Unaudited)

Note 1. Organization
In this report, the terms “Prospect,” “we,” “us” and “our” mean Prospect Capital Corporation and its subsidiaries unless the context specifically requires otherwise.
We were organized on April 13, 2004 and were funded in an initial public offering completed on July 27, 2004. We are a closed-end investment company incorporated in Maryland. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As a BDC, we have elected to be treated as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986 (the “Code”). We invest primarily in senior and subordinated debt and equity of companies in need of capital for acquisitions, divestitures, growth, development, recapitalizations and other purposes.
On May 15, 2007, we formed a wholly-owned subsidiary Prospect Capital Funding LLC (“PCF”), a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the revolving credit facility at PCF. Our wholly-owned subsidiary Prospect Small Business Lending, LLC (“PSBL”) was formed on January 27, 2014 and purchases a series of small business whole loans on a recurring basis, which are originated by OnDeck Capital, Inc. (“OnDeck”) and Direct Capital Corporation ("Direct Capital"), online small business lenders. Both of these subsidiaries have been consolidated since their formation.
Effective July 1, 2014, we began consolidating certain of our wholly-owned and substantially wholly-owned holding companies formed by us in order to facilitate our investment strategy. As of and for the three months ended September 30, 2014, the following companies are included in our consolidated financial statements: AMU Holdings Inc.; APH Property Holdings, LLC; Arctic Oilfield Equipment USA, Inc.; CCPI Holdings Inc.; CP Holdings of Delaware LLC; Credit Central Holdings of Delaware, LLC; Energy Solutions Holdings Inc.; First Tower Holdings of Delaware LLC; Harbortouch Holdings of Delaware Inc.; MITY Holdings of Delaware Inc.; Nationwide Acceptance Holdings LLC; NMMB Holdings, Inc.; NPH Property Holdings, LLC; STI Holding, Inc.; UPH Property Holdings, LLC; Valley Electric Holdings I, Inc.; Valley Electric Holdings II, Inc.; and Wolf Energy Holdings Inc. We collectively refer to these entities as the "Consolidated Holding Companies."
Note 2. Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) pursuant to the requirements for reporting on Form 10-Q, ASC 946, Financial Services—Investment Companies (“ASC 946”), and Articles 6 and 10 of Regulation S-X. Under the 1940 Act, ASC 946, and the regulations pursuant to Article 6 of Regulation S-X, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit us. Our consolidated financial statements include the accounts of Prospect, PCF, PSBL, and the Consolidated Holding Companies. All intercompany balances and transactions have been eliminated in consolidation. The financial results of our non-substantially wholly-owned holding companies and operating portfolio company investments are not consolidated in the financial statements. Any operating companies owned by the Consolidated Holding Companies are not consolidated.
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
Cash and Cash Equivalents
Cash and cash equivalents include funds deposited with financial institutions and short-term, highly-liquid overnight investments in money market funds. Cash and cash equivalents are carried at cost which approximates fair value.

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
Investment Valuation
To value our investments, we follow the guidance of ASC 820, Fair Value Measurement ("ASC 820"), that defines fair value, establishes a framework for measuring fair value in conformity with GAAP, and requires disclosures about fair value measurements. In accordance with ASC 820, the fair value of our investments is defined as the price that we would receive upon selling an investment in an orderly transaction to an independent buyer in the principal or most advantageous market in which that investment is transacted.
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
For most of our investments, market quotations are not available. With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, our Board of Directors has approved a multi-step valuation process each quarter, as described below.

1.	Each portfolio company or investment is reviewed by our investment professionals with independent valuation firms engaged by our Board of Directors.

2.	The independent valuation firms conduct independent valuations and make their own independent assessments.

3.	The Audit Committee of our Board of Directors reviews and discusses the preliminary valuation of Prospect Capital Management LLC (the “Investment Adviser”) and that of the independent valuation firms.

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
Valuation of Other Financial Assets and Financial Liabilities
ASC 825, Financial Instruments, specifically ASC 825-10-25, permits an entity to choose, at specified election dates, to measure eligible items at fair value (the "Fair Value Option"). We have not elected the Fair Value Option to report selected financial assets and financial liabilities. See Note 8 for further discussion of our financial liabilities that are measured using another measurement attribute.

Convertible Notes
We have recorded the Convertible Notes at their contractual amounts. The Convertible Notes were analyzed for any features that would require bifurcation and such features were determined to be immaterial. See Note 5 for further discussion.
Revenue Recognition
Realized gains or losses on the sale of investments are calculated using the specific identification method.
Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of such purchase discounts or amortization of premiums is calculated by the effective interest method as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as interest income. The purchase discount for portfolio investments acquired from Patriot Capital Funding, Inc. (“Patriot”) was determined based on the difference between par value and fair value as of December 2, 2009, and continued to accrete until maturity or repayment of the respective loans. As of March 31, 2014, the purchase discount for the assets acquired from Patriot had been fully accreted. See Note 3 for further discussion.
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, are likely to remain current. As of September 30, 2014, less than 0.1% of our total assets are in non-accrual status.
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
Structuring fees and similar fees are recognized as income as earned, usually when paid. Structuring fees, excess deal deposits, net profits interests and overriding royalty interests are included in other income. See Note 10 for further discussion.
Federal and State Income Taxes
We have elected to be treated as a regulated investment company and intend to continue to comply with the requirements of the Code applicable to regulated investment companies. We are required to distribute at least 90% of our investment company taxable income and intend to distribute (or retain through a deemed distribution) all of our investment company taxable income and net capital gain to stockholders; therefore, we have made no provision for income taxes. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital.
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of September 30, 2014, we had a deposit with the IRS for excise taxes as we have made estimated excise tax payments in excess of our expected excise tax liability for the calendar year ending December 31, 2014.

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
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of September 30, 2014 and for the three months then ended, we did not have a liability for any unrecognized tax benefits, respectively. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2010 remain subject to examination by the Internal Revenue Service.
Dividends and Distributions
Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a monthly dividend or distribution is approved by our Board of Directors quarterly and is generally based upon our management’s estimate of our future earnings. Net realized capital gains, if any, are distributed at least annually.
Financing Costs
We record origination expenses related to our Revolving Credit Facility and Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Unsecured Notes”) as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method for our Revolving Credit Facility and the effective interest method for our Unsecured Notes over the respective expected life or maturity.
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
Recent Accounting Pronouncements
In August 2014, the FASB issued Accounting Standards Update 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. The adoption of the amended guidance in ASU 2014-15 is not expected to have a significant effect on our consolidated financial statements and disclosures.

Note 3. Portfolio Investments
At September 30, 2014, we had investments in 140 long-term portfolio investments, which had an amortized cost of $6,358,720 and a fair value of $6,253,493. At June 30, 2014, we had investments in 142 long-term portfolio investments, which had an amortized cost of $6,371,522 and a fair value of $6,253,739.
The original cost basis of debt placements and equity securities acquired, including follow-on investments for existing portfolio companies, totaled $887,205 and $556,843 during the three months ended September 30, 2014 and September 30, 2013, respectively. Debt repayments and proceeds from sales of equity securities of approximately $863,144 and $164,167 were received during the three months ended September 30, 2014 and September 30, 2013, respectively.
The following table shows the composition of our investment portfolio as of September 30, 2014 and June 30, 2014.

	September 30, 2014		June 30, 2014
	Cost	Fair Value	Cost	Fair Value
Revolving Line of Credit	$11,350	$11,350	$3,445	$2,786
Senior Secured Debt	3,460,788	3,406,566	3,578,339	3,514,198
Subordinated Secured Debt	1,333,038	1,259,671	1,272,275	1,200,221
Subordinated Unsecured Debt	92,665	92,665	85,531	85,531
Small Business Whole Loans	11,760	12,539	4,637	4,252
CLO Debt	28,239	33,219	28,118	33,199
CLO Residual Interest	1,069,203	1,123,282	1,044,656	1,093,985
Equity	351,677	314,201	354,521	319,567
Total Investments	$6,358,720	$6,253,493	$6,371,522	$6,253,739
In the table above and throughout the remainder of this footnote, we aggregate our portfolio investments by type of investment, which may differ slightly from the nomenclature used by the constituent instruments defining the rights of holders of the investment, as disclosed on our Consolidated Schedules of Investments ("SOI"). The following investments are included in each category:

•	Senior Secured Debt includes investments listed on the SOI such as senior secured term loans, senior term loans, secured promissory notes, senior demand notes, and first lien term loans.

•	Subordinated Secured Debt includes investments listed on the SOI such as subordinated secured term loans, subordinated term loans, senior subordinated notes, and second lien term loans.

•	Subordinated Unsecured Debt includes investments listed on the SOI such as subordinated unsecured notes and senior unsecured notes.

•	Small Business Whole Loans includes our investments in small business whole loans originated by OnDeck and Direct Capital.

•	CLO Debt includes our investments in the "debt" class of security of CLO funds.

•	CLO Residual Interest includes our investments in the "equity" class of security of CLO funds such as income notes, preference shares, and subordinated notes.

•
Equity includes our investments in preferred stock, common stock, membership interests, net profits interests, overriding royalty interests, escrows receivable, and warrants, unless specifically stated otherwise.

The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of September 30, 2014.

	Level 1	Level 2	Level 3	Total
Revolving Line of Credit	$—	$—	$11,350	$11,350
Senior Secured Debt	—	—	3,406,566	3,406,566
Subordinated Secured Debt	—	—	1,259,671	1,259,671
Subordinated Unsecured Debt	—	—	92,665	92,665
Small Business Whole Loans	—	—	12,539	12,539
CLO Debt	—	—	33,219	33,219
CLO Residual Interest	—	—	1,123,282	1,123,282
Equity	159	—	314,042	314,201
Total Investments	$159	$—	$6,253,334	$6,253,493
The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of June 30, 2014.

	Level 1	Level 2	Level 3	Total
Revolving Line of Credit	$—	$—	$2,786	$2,786
Senior Secured Debt	—	—	3,514,198	3,514,198
Subordinated Secured Debt	—	—	1,200,221	1,200,221
Subordinated Unsecured Debt	—	—	85,531	85,531
Small Business Whole Loans	—	—	4,252	4,252
CLO Debt	—	—	33,199	33,199
CLO Residual Interest	—	—	1,093,985	1,093,985
Equity	168	—	319,399	319,567
Total Investments	$168	$—	$6,253,571	$6,253,739

The following tables show the aggregate changes in the fair value of our Level 3 investments during the three months ended September 30, 2014.

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2014	$1,640,454	$32,121	$4,580,996	$6,253,571
Net realized (loss) gain on investments	(24,403)	—	1,492	(22,911)
Net change in unrealized appreciation (depreciation)	17,292	(495)	(4,232)	12,565
Net realized and unrealized loss	(7,111)	(495)	(2,740)	(10,346)
Purchases of portfolio investments	129,327	44,000	707,991	881,318
Payment-in-kind interest	3,759	—	2,128	5,887
Amortization of discounts and premiums	—	—	(13,952)	(13,952)
Repayments and sales of portfolio investments	(106,432)	(29,170)	(727,542)	(863,144)
Transfers within Level 3(1)	—	—	—	—
Transfers in (out) of Level 3(1)	—	—	—	—
Fair value as of September 30, 2014	$1,659,997	$46,456	$4,546,881	$6,253,334

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Small Business Loans	CLO Debt	CLO Residual Interest	Equity	Total
Fair value as of June 30, 2014	$2,786	$3,514,198	$1,200,221	$85,531	$4,252	$33,199	$1,093,985	$319,399	$6,253,571
Net realized loss on investments	(1,095)	(15,063)	—	—	—	—	—	(6,753)	(22,911)
Net change in unrealized appreciation (depreciation)	659	9,920	(1,316)	—	1,163	(100)	4,752	(2,513)	12,565
Net realized and unrealized (loss) gain	(436)	(5,143)	(1,316)	—	1,163	(100)	4,752	(9,266)	(10,346)
Purchases of portfolio investments	9,000	648,140	145,787	6,593	12,651	—	39,105	20,042	881,318
Payment-in-kind interest	—	5,263	83	541	—	—	—	—	5,887
Accretion (amortization) of discounts and premiums	—	70	418	—	—	120	(14,560)	—	(13,952)
Repayments and sales of portfolio investments	—	(755,962)	(85,522)	—	(5,527)	—	—	(16,133)	(863,144)
Transfers within Level 3(1)	—	—	—	—	—	—	—	—	—
Transfers in (out) of Level 3(1)	—	—	—	—	—	—	—	—	—
Fair value as of September 30, 2014	$11,350	$3,406,566	$1,259,671	$92,665	$12,539	$33,219	$1,123,282	$314,042	$6,253,334

(1)	Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred.

The following tables show the aggregate changes in the fair value of our Level 3 investments during the three months ended September 30, 2013.

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2013	$811,634	$42,443	$3,318,663	$4,172,740
Net realized gain on investments	—	—	3,789	3,789
Net change in unrealized (depreciation) appreciation	(4,311)	(5,153)	3,213	(6,251)
Net realized and unrealized (loss) gain	(4,311)	(5,153)	7,002	(2,462)
Purchases of portfolio investments	141,999	—	410,263	552,262
Payment-in-kind interest	2,913	45	1,623	4,581
Accretion (amortization) of discounts and premiums	—	240	(10,194)	(9,954)
Repayments and sales of portfolio investments	(4,663)	(150)	(159,354)	(164,167)
Transfers within Level 3(1)	—	—	—	—
Transfers in (out) of Level 3(1)	—	—	—	—
Fair value as of September 30, 2013	$947,572	$37,425	$3,568,003	$4,553,000

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Small Business Loans	CLO Debt	CLO Residual Interest	Equity	Total
Fair value as of June 30, 2013	$8,729	$2,207,091	$1,024,901	$88,827	$—	$28,589	$658,086	$156,517	$4,172,740
Net realized gain on investments	—	45	40	—	—	—	—	3,704	3,789
Net change in unrealized (depreciation) appreciation	(24)	(24,321)	(6,626)	(11,637)	—	622	31,193	4,542	(6,251)
Net realized and unrealized (loss) gain	(24)	(24,276)	(6,586)	(11,637)	—	622	31,193	8,246	(2,462)
Purchases of portfolio investments	4,000	355,021	74,568	—	—	—	98,987	19,686	552,262
Payment-in-kind interest	—	3,409	836	336	—	—	—	—	4,581
Accretion (amortization) of discounts and premiums	—	295	227	3	—	109	(10,588)	—	(9,954)
Repayments and sales of portfolio investments	—	(96,593)	(35,365)	(28,364)	—	—	—	(3,845)	(164,167)
Transfers within Level 3(1)	—	—	(70,000)	70,000	—	—	—	—	—
Transfers in (out) of Level 3(1)	—	—	—	—	—	—	—	—	—
Fair value as of September 30, 2013	$12,705	$2,444,947	$988,581	$119,165	$—	$29,320	$777,678	$180,604	$4,553,000

(1)	Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred.
For the three months ended September 30, 2014 and September 30, 2013, the net change in unrealized depreciation on the investments that use Level 3 inputs was $17,779 and $4,575 for investments still held as of September 30, 2014 and September 30, 2013, respectively.

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of September 30, 2014 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Technique	Input	Range	Weighted Average
Senior Secured Debt	$2,420,574	Yield Analysis	Market Yield	6.4%-21.2%	10.7%
Senior Secured Debt	547,838	EV Analysis	EBITDA Multiple	3.5x-9.0x	7.1x
Senior Secured Debt	72,812	EV Analysis	N/A	N/A	N/A
Senior Secured Debt	2,110	Liquidation Analysis	N/A	N/A	N/A
Senior Secured Debt	374,582	Net Asset Value Analysis	Capitalization Rate	5.5%-10.1%	7.4%
Subordinated Secured Debt	891,631	Yield Analysis	Market Yield	7.7%-14.8%	11.4%
Subordinated Secured Debt	353,220	EV Analysis	EBITDA Multiple	4.5x-8.5x	7.4x
Subordinated Secured Debt	14,820	EV Analysis	Book Value Multiple	1.2x-1.4x	1.3x
Subordinated Unsecured Debt	86,072	Yield Analysis	Market Yield	7.2%-14.8%	12.7%
Subordinated Unsecured Debt	6,593	EV Analysis	EBITDA Multiple	5.8x-6.3x	6.0x
Small Business Whole Loans(1)	7,384	Discounted Cash Flow	Loss-Adjusted Discount Rate	18.0%-28.1%	20.7%
Small Business Whole Loans(2)	5,155	Discounted Cash Flow	Loss-Adjusted Discount Rate	27.6%-50.8%	33.4%
CLO Debt	33,219	Discounted Cash Flow	Discount Rate	4.2%-6.1%	5.0%
CLO Residual Interest	1,123,282	Discounted Cash Flow	Discount Rate	6.4%-19.8%	14.9%
Equity	209,859	EV Analysis	EBITDA Multiple	2.0x-9.0x	6.9x
Equity	13,012	EV Analysis	Book Value Multiple	1.2x-1.4x	1.3x
Equity	2,676	Yield Analysis	Market Yield	19.8%-24.7%	22.2%
Equity	69,571	Net Asset Value Analysis	Capitalization Rate	5.5%-10.1%	7.4%
Equity	2,905	Current Value Method	N/A	N/A	N/A
Equity	10,896	Discounted Cash Flow	Discount Rate	7.0%-9.0%	8.0%
Net Profits Interest	29	Liquidation Analysis	N/A	N/A	N/A
Escrow Receivable	5,094	Discounted Cash Flow	Discount Rate	6.9%-8.1%	7.5%
Total Level 3 Investments	$6,253,334

(1)
Includes our investments in small business whole loans originated by Direct Capital. Valuation also used projected loss rates as an unobservable input ranging from 3.0%-12.0%, with a weighted average of 4.0%.

(2)	Includes our investments in small business whole loans originated by OnDeck. Valuation also used projected loss rates as an unobservable input ranging from 3.5%-12.0%, with a weighted average of 6.4%.

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2014 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Technique	Input	Range	Weighted Average
Senior Secured Debt	$2,550,073	Yield Analysis	Market Yield	5.5%-20.3%	11.1%
Senior Secured Debt	560,485	EV Analysis	EBITDA Multiple	3.5x-9.0x	7.1x
Senior Secured Debt	110,525	EV Analysis	N/A	N/A	N/A
Senior Secured Debt	3,822	Liquidation Analysis	N/A	N/A	N/A
Senior Secured Debt	292,079	Net Asset Value Analysis	Capitalization Rate	4.5%-10.0%	7.4%
Subordinated Secured Debt	832,181	Yield Analysis	Market Yield	8.7%-14.7%	10.9%
Subordinated Secured Debt	353,220	EV Analysis	EBITDA Multiple	4.5x-8.2x	6.2x
Subordinated Secured Debt	14,820	EV Analysis	Book Value Multiple	1.2x-1.4x	1.3x
Subordinated Unsecured Debt	85,531	Yield Analysis	Market Yield	7.4%-14.4%	12.1%
Small Business Whole Loans	4,252	Yield Analysis	Market Yield	75.5%-79.5%	77.5%
CLO Debt	33,199	Discounted Cash Flow	Discount Rate	4.2%-5.8%	4.9%
CLO Residual Interest	1,093,985	Discounted Cash Flow	Discount Rate	10.4%-23.7%	16.8%
Equity	222,059	EV Analysis	EBITDA Multiple	2.0x-15.3x	5.3x
Equity	15,103	EV Analysis	Book Value Multiple	1.2x-1.4x	1.3x
Equity	3,171	Yield Analysis	Market Yield	13.7%-16.5%	15.1%
Equity	63,157	Net Asset Value Analysis	Capitalization Rate	4.5%-10.0%	7.4%
Equity	14,107	Discounted Cash Flow	Discount Rate	8.0%-10.0%	9.0%
Net Profits Interest	213	Liquidation Analysis	N/A	N/A	N/A
Escrow Receivable	1,589	Discounted Cash Flow	Discount Rate	6.6%-7.8%	7.2%
Total Level 3 Investments	$6,253,571

In determining the range of value for debt instruments except CLOs, management and the independent valuation firm generally estimated corporate and security credit ratings and identified corresponding yields to maturity for each loan from relevant market data. A discounted cash flow analysis was then prepared using the appropriate yield to maturity as the discount rate, to determine range of value. For non-traded equity investments, the enterprise value was determined by applying earnings before income tax, depreciation and amortization (“EBITDA”) multiples for similar guideline public companies and/or similar recent investment transactions. For stressed equity investments, a liquidation analysis was prepared. For the private REIT investments, enterprise values were determined based on an average of results from a net asset value analysis of the underlying property investments and a dividend yield analysis utilizing capitalization rates and dividend yields, respectively, for similar guideline companies and/or similar recent investment transactions.
In determining the range of value for our investments in CLOs, management and the independent valuation firm used a discounted cash flow model. The valuations were accomplished through the analysis of the CLO deal structures to identify the risk exposures from the modeling point of view. For each CLO security, the most appropriate valuation approach was chosen from alternative approaches to ensure the most accurate valuation for such security. A waterfall engine was used to store the collateral data, generate collateral cash flows from the assets based on various assumptions for the risk factors, distribute the cash flows to the liability structure based on the payment priorities, and discount them back using proper discount rates.
CLO investments may be riskier and less transparent to us than direct investments in underlying companies. CLOs typically will have no significant assets other than their underlying senior secured loans. Therefore, payments on CLO investments are and will be payable solely from the cash flows from such senior secured loans. Our CLO investments are exposed to leveraged credit risk. If certain minimum collateral value ratios and/or interest coverage ratios are not met by a CLO, primarily due to senior secured loan defaults, then cash flow that otherwise would have been available to pay distributions to us on our CLO investments may instead be used to redeem any senior notes or to purchase additional senior secured loans, until the ratios again exceed the minimum required levels or any senior notes are repaid in full. Our CLO investments and/or the underlying senior secured loans may prepay more quickly than expected, which could have an adverse impact on our value. We are not responsible for and have no influence over the asset management of the portfolios underlying the CLO investments we hold as those portfolios are managed by non-affiliated third party CLO collateral managers.

The significant unobservable input used to value our investments based on the yield analysis and discounted cash flow analysis is the market yield (or applicable discount rate) used to discount the estimated future cash flows expected to be received from the underlying investment, which includes both future principal and interest payments. Increases or decreases in the discount rate would result in a decrease or increase, respectively, in the fair value measurement. Management and the independent valuation firm consider the following factors when selecting market yields or discount rates: risk of default, rating of the investment and comparable company investments, and call provisions.
The significant unobservable inputs used to value our investments based on the EV analysis may include market multiples of specified financial measures such as EBITDA of identified guideline public companies, implied valuation multiples from precedent M&A transactions, and/or discount rates applied in a discounted cash flow analysis. The independent valuation firm identifies a population of publicly traded companies with similar operations and key attributes to that of the portfolio company. Using valuation and operating metrics of these guideline public companies and/or as implied by relevant precedent transactions, a range of multiples of the latest twelve months EBITDA, or other measure, is typically calculated. The independent valuation firm utilizes the determined multiples to estimate the portfolio company’s EV generally based on the latest twelve months EBITDA of the portfolio company (or other meaningful measure). Increases or decreases in the multiple may result in an increase or decrease, respectively, in EV which may increase or decrease the fair value measurement of the debt and/or equity investment, as applicable. In certain instances, a discounted cash flow analysis may be considered in estimating EV, in which case, discount rates based on a weighted average cost of capital and application of the Capital Asset Pricing Model may be utilized.
The significant unobservable input used to value our investments based on the net asset value analysis is the capitalization rate applied to earnings measure of the underlying property. Increases or decreases in the discount rate would result in a decrease or increase, respectively, in the fair value measurement.
Changes in market yields, discount rates, capitalization rates or EBITDA multiples, each in isolation, may change the fair value measurement of certain of our investments. Generally, an increase in market yields, discount rates or capitalization rates, or a decrease in EBITDA multiples may result in a decrease in the fair value measurement of certain of our investments.
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

During the three months ended September 30, 2014, we did not provide any additional financing to American Property REIT Corp. ("APRC") for the acquisition of real estate properties. As of September 30, 2014, our investment in APRC had an amortized cost of $204,517 and a fair value of $197,689.
As of September 30, 2014, APRC’s real estate portfolio was comprised of fourteen multi-family properties and one commercial property. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by APRC as of September 30, 2014.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	1557 Terrell Mill Road, LLC	Marietta, GA	12/28/2012	$23,500	$15,275
2	5100 Live Oaks Blvd, LLC	Tampa, FL	1/17/2013	63,400	39,600
3	Lofton Place, LLC	Tampa, FL	4/30/2013	26,000	16,965
4	Vista Palma Sola, LLC	Bradenton, FL	4/30/2013	27,000	17,550
5	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	9,650
6	APH Carroll Resort, LLC	Pembroke Pines, FL	6/24/2013	225,000	157,500
7	Cordova Regency, LLC	Pensacola, FL	11/15/2013	13,750	9,026
8	Crestview at Oakleigh, LLC	Pensacola, FL	11/15/2013	17,500	11,488
9	Inverness Lakes, LLC	Mobile, AL	11/15/2013	29,600	19,400
10	Kings Mill Pensacola, LLC	Pensacola, FL	11/15/2013	20,750	13,622
11	Plantations at Pine Lake, LLC	Tallahassee, FL	11/15/2013	18,000	11,817
12	Verandas at Rocky Ridge, LLC	Birmingham, AL	11/15/2013	15,600	10,205
13	Plantations at Hillcrest, LLC	Mobile, AL	1/17/2014	6,930	5,038
14	Crestview at Cordova, LLC	Pensacola, FL	1/17/2014	8,500	5,016
15	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
				$512,099	$342,152
During the three months ended September 30, 2014, we provided $31,875 and $5,625 of debt and equity financing, respectively, to National Property REIT Corp. ("NPRC") to invest in peer-to-peer consumer loans. As of September 30, 2014, our investment in NPRC had an amortized cost of $165,280 and a fair value of $166,830.
NPRC’s peer-to-peer consumer loan investments are unsecured obligations of individual borrowers that are issued in amounts ranging from $1,000 to $35,000, with fixed interest rates and original maturities of three or five years. As of September 30, 2014, NPRC’s investment in peer-to-peer lending had a fair value of $91,252. The average individual loan balance is $12 and the loans mature on dates ranging from October 31, 2016 to October 2, 2019 with fixed terms of either 36 or 60 months. Fixed interest rates range from 6.1% to 28.5% with a weighted-average current interest rate of 16.4%.
As of September 30, 2014, NPRC’s real estate portfolio was comprised of nine multi-family properties and one commercial property. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of September 30, 2014.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	146 Forest Parkway, LLC	Forest Park, GA	10/24/2012	$7,400	$—
2	APH Carroll 41, LLC	Marietta, GA	11/1/2013	30,600	22,330
3	Matthews Reserve II, LLC	Matthews, NC	11/19/2013	22,063	17,571
4	City West Apartments II, LLC	Orlando, FL	11/19/2013	23,562	18,533
5	Vinings Corner II, LLC	Smyrna, GA	11/19/2013	35,691	26,640
6	Uptown Park Apartments II, LLC	Altamonte Springs, FL	11/19/2013	36,590	27,471
7	Mission Gate II, LLC	Plano, TX	11/19/2013	47,621	36,148
8	St. Marin Apartments II, LLC	Coppell, TX	11/19/2013	73,078	53,863
9	APH Carroll Bartram Park, LLC	Jacksonville, FL	12/31/2013	38,000	28,500
10	APH Carroll Atlantic Beach, LLC	Atlantic Beach, FL	1/31/2014	13,025	9,013
				$327,630	$240,069

During the three months ended September 30, 2014, we provided $47,515 and $8,365 of debt and equity financing, respectively, to United Property REIT Corp. ("UPRC") for the acquisition of certain properties. As of September 30, 2014, our investment in UPRC had an amortized cost of $80,125 and a fair value of $79,634.
As of September 30, 2014, UPRC’s real estate portfolio was comprised of fourteen multi-families properties and eight commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by UPRC as of September 30, 2014.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Atlanta Eastwood Village LLC	Stockbridge, GA	12/12/2013	$25,957	$19,785
2	Atlanta Monterey Village LLC	Jonesboro, GA	12/12/2013	11,501	9,193
3	Atlanta Hidden Creek LLC	Morrow, GA	12/12/2013	5,098	3,619
4	Atlanta Meadow Springs LLC	College Park, GA	12/12/2013	13,116	10,180
5	Atlanta Meadow View LLC	College Park, GA	12/12/2013	14,354	11,141
6	Atlanta Peachtree Landing LLC	Fairburn, GA	12/12/2013	17,224	13,575
7	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
8	23 Mile Road Self Storage, LLC	Chesterfield, MI	8/19/2014	5,804	4,350
9	36th Street Self Storage, LLC	Wyoming, MI	8/19/2014	4,800	3,600
10	Ball Avenue Self Storage, LLC	Grand Rapids, MI	8/19/2014	7,281	5,460
11	Ford Road Self Storage, LLC	Westland, MI	8/29/2014	4,642	3,480
12	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	4,458	3,345
13	Ann Arbor Kalamazoo Self Storage, LLC	Scio, MI	8/29/2014	8,927	6,695
14	Ann Arbor Kalamazoo Self Storage, LLC	Kalamazoo, MI	8/29/2014	2,363	1,775
15	Canterbury Green Apartments Holdings LLC	Fort Wayne, IN	9/29/2014	85,500	65,825
16	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	10,440
17	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	11,000
18	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	20,142
19	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	10,080
20	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	10,480
21	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	15,480
22	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	12,240
				$318,997	$251,885
During the three months ended September 30, 2013, Energy Solutions Holdings Inc. repaid $4,250 of our subordinated secured debt to us. In addition to the repayment of principal, we received $2,409 of make-whole fees for early repayment of the outstanding loan receivables, which was recorded as additional interest income during the three months ended September 30, 2013.
On August 6, 2013, we received a distribution of $3,252 related to our investment in NRG Manufacturing, Inc. for which we realized a gain of the same amount. This was a partial release of the amount held in escrow.
On August 1, 2014, we sold our investments in Airmall Inc. ("Airmall") for net proceeds of $51,379 and realized a loss of $3,473 on the sale. In addition, there is $6,000 being held in escrow, of which 98% is due to Prospect, which will be recognized as an additional realized loss if it is not received. Included in the net proceeds were $3,000 of structuring fees from Airmall related to the sale of the operating company which was recognized as other income during the three months ended September 30, 2014.
On August 20, 2014, we sold the assets of Borga, Inc., a wholly-owned subsidiary of STI Holding, Inc., for net proceeds of $382 and realized a loss of $2,589 on the sale.
On August 25, 2014, we sold Boxercraft Incorporated, a wholly-owned subsidiary of BXC Company, Inc., for net proceeds of $750 and realized a net loss of $16,949 on the sale.
On September 15, 2014, Echelon Aviation LLC repaid $37,313 of the $78,121 loan receivable to us.

On September 30, 2014, we made a $26,431 follow-on investment in Harbortouch Payments, LLC ("Harbortouch") to support an acquisition. As part of the transaction, we received $530 of structuring fee income and $50 of amendment fee income from Harbortouch.
During the three months ended September 30, 2014, we determined that the impairment of Appalachian Energy LLC was other-than-temporary and recorded a realized loss of $2,042 for the amount that the amortized cost exceeded the fair value.
During the three months ended September 30, 2013, we recognized $240 of interest income due to purchase discount accretion for the assets acquired from Patriot. As of March 31, 2014, the purchase discount for the assets acquired from Patriot had been fully accreted. As such, no such income was recognized during the three months ended September 30, 2014.
As of September 30, 2014, $4,518,855 of our loans, at fair value, bear interest at floating rates and $4,485,636 of those loans have LIBOR floors ranging from 1.0% to 5.5%. As of June 30, 2014, $4,499,955 of our loans, at fair value, bore interest at floating rates and $4,466,756 of those loans had LIBOR floors ranging from 1.25% to 6.00%.
At September 30, 2014, eight loan investments were on non-accrual status: Coalbed, LLC; The Healing Staff, Inc.; Manx Energy, Inc.; New Century Transportation, Inc.; Stryker Energy, LLC; Wind River Resources Corporation; Wolf Energy, LLC; and Yatesville Coal Company, LLC. At June 30, 2014, nine loan investments were on non-accrual status: BXC Company, Inc.; The Healing Staff, Inc.; Manx Energy, Inc.; New Century Transportation, Inc.; STI Holding, Inc.; Stryker Energy, LLC; Wind River Resources Corporation; Wolf Energy Holdings Inc.; and Yatesville Coal Company, LLC. Principal balances of these loans amounted to $135,523 and $163,408 as of September 30, 2014 and June 30, 2014, respectively. The fair value of these loans amounted to $2,110 and $5,937 as of September 30, 2014 and June 30, 2014, respectively. The fair values of these investments represent less than 0.1% and approximately 0.1% of our total assets as of September 30, 2014 and June 30, 2014, respectively. For the three months ended September 30, 2014 and September 30, 2013, the income foregone as a result of not accruing interest on non-accrual debt investments amounted to $7,994 and $5,570, respectively.
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 2.00%. As of September 30, 2014 and June 30, 2014, we had $202,963 and $143,597, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies.
Unconsolidated Significant Subsidiaries
Our investments are generally in small and mid-sized companies in a variety of industries. In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, we must determine which of our unconsolidated majority-owned portfolio companies, if any, are considered "significant subsidiaries." In evaluating these investments, there are three tests utilized to determine if any of our investments are considered "significant subsidiaries": the investment test, the asset test and the income test. Rule 3-09 of Regulation S-X, as interpreted by the SEC, requires separate audited financial statements of an unconsolidated majority-owned subsidiary in an annual report if any of the three tests exceed 20% and Rule 4-08(g) of Regulation S-X requires summarized financial information in an annual report if any of the three tests exceed 10%.
At September 30, 2014 and June 30, 2014, we had no single investment that represented greater than 10% of our total investment portfolio at fair value. At September 30, 2014 and June 30, 2014, we had no single investment whose assets represented greater than 10% of our total assets. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment or the marking to fair value of an investment in any given year can be highly concentrated among several investments. After performing the analysis at June 30, 2014, we determined that First Tower Holdings of Delaware LLC and its subsidiaries ("First Tower Delaware") generated more than 10% of our income, but less than 20% of our income, primarily due to the unrealized gain that was recognized on the investment for the year ended June 30, 2014. As such, we provide summarized financial information as follows:

June 30, 2014
Balance Sheet Data
Cash and short-term investments	$60,368
Finance receivables, net	385,875
Intangibles, including goodwill	137,696
Other assets	14,066
Total liabilities	611,237
Member's equity/(deficit)	(13,233)

Three Months Ended September 30, 2013
Summary of Operations
Total revenue	$51,336
Total expenses	51,232
Net income	$104
On July 1, 2014, we began consolidating First Tower Delaware and as a result, we now report First Tower Finance Company LLC as a separate controlled company. As such, we provide summarized financial information for First Tower Finance Company LLC, the unconsolidated operating company, as follows:

September 30, 2014
Balance Sheet Data
Cash and short-term investments	$62,929
Finance receivables, net	411,901
Intangibles, including goodwill	133,699
Other assets	14,526
Total liabilities	640,528
Member's equity/(deficit)	(17,473)

Three Months Ended September 30, 2014
Summary of Operations
Total revenue	$53,130
Total expenses	52,730
Net income	$400
As the SEC has not released details on the mechanics of how the calculations related to Rules 3-09 and 4-08(g) of Regulation S-X are to be completed, there is diversity in practice for the calculation. Based on our interpretation of Rule 3-09 of Regulation S-X and related calculations, we do not believe that audited financial statements are required for First Tower Delaware on an annual basis. We expect that the SEC will clarify the calculation method in the future.
Note 4. Revolving Credit Facility
On March 27, 2012, we closed on an extended and expanded credit facility with a syndicate of lenders through PCF (the "2012 Facility"). The lenders had extended commitments of $857,500 under the 2012 Facility as of June 30, 2014, which was increased to $877,500 in July 2014. The 2012 Facility included an accordion feature which allowed commitments to be increased up to $1,000,000 in the aggregate. Interest on borrowings under the 2012 Facility was one-month Libor plus 275 basis points with no minimum Libor floor. Additionally, the lenders charged a fee on the unused portion of the 2012 Facility equal to either 50 basis points if at least half of the credit facility is drawn or 100 basis points otherwise.
On August 29, 2014, we renegotiated the 2012 Facility and closed an expanded five and a half year $800,000 revolving credit facility (the "2014 Facility" and collectively with the 2012 Facility, the "Revolving Credit Facility"). The lenders have extended commitments of $810,000 under the 2014 Facility as of September 30, 2014. The 2014 Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The revolving period of the 2014 Facility extends through March 2019, with an additional one year amortization period (with distributions allowed) after the completion of the revolving period. During such one year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one year amortization period, the remaining balance will become due, if required by the lenders.
The 2014 Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The 2014 Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the 2014 Facility. The 2014 Facility also requires the maintenance of a minimum liquidity requirement. As of September 30, 2014, we were in compliance with the applicable covenants.

Interest on borrowings under the 2014 Facility is one-month Libor plus 225 basis points with no minimum Libor floor. Additionally, the lenders charge a fee on the unused portion of the 2014 Facility equal to either 50 basis points if at least 35% of the credit facility is drawn or 100 basis points otherwise. The 2014 Facility requires us to pledge assets as collateral in order to borrow under the credit facility.
As of September 30, 2014 and June 30, 2014, we had $627,712 and $780,620, respectively, available to us for borrowing under the Revolving Credit Facility, of which the amount outstanding was $411,000 and $92,000, respectively. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $810,000. As of September 30, 2014, the investments used as collateral for the Revolving Credit Facility had an aggregate fair value of $1,443,687, which represents 21.7% of our total investments and money market funds. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and as such, these investments are not available to our general creditors. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $7,422 of new fees and $3,539 of fees carried over for continuing participants from the previous facility, which are being amortized over the term of the facility in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $10,663 remains to be amortized and is included within deferred financing costs on the Consolidated Statements of Assets and Liabilities as of September 30, 2014. $332 of fees were expensed relating to credit providers in the 2012 Facility who did not commit to the 2014 Facility.

During the three months ended September 30, 2014 and September 30, 2013, we recorded $4,011 and $2,476, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
Note 5. Convertible Notes
On December 21, 2010, we issued $150,000 aggregate principal amount of convertible notes that mature on December 15, 2015 (the “2015 Notes”), unless previously converted or repurchased in accordance with their terms. The 2015 Notes bear interest at a rate of 6.25% per year, payable semi-annually on June 15 and December 15 of each year, beginning June 15, 2011. Total proceeds from the issuance of the 2015 Notes, net of underwriting discounts and offering costs, were $145,200.
On February 18, 2011, we issued $172,500 aggregate principal amount of convertible notes that mature on August 15, 2016 (the “2016 Notes”), unless previously converted or repurchased in accordance with their terms. The 2016 Notes bear interest at a rate of 5.50% per year, payable semi-annually on February 15 and August 15 of each year, beginning August 15, 2011. Total proceeds from the issuance of the 2016 Notes, net of underwriting discounts and offering costs, were $167,325. Between January 30, 2012 and February 2, 2012, we repurchased $5,000 of the 2016 Notes at a price of 97.5, including commissions. The transactions resulted in our recognizing $10 of loss in the year ended June 30, 2012.
On April 16, 2012, we issued $130,000 aggregate principal amount of convertible notes that mature on October 15, 2017 (the “2017 Notes”), unless previously converted or repurchased in accordance with their terms. The 2017 Notes bear interest at a rate of 5.375% per year, payable semi-annually on April 15 and October 15 of each year, beginning October 15, 2012. Total proceeds from the issuance of the 2017 Notes, net of underwriting discounts and offering costs, were $126,035.
On August 14, 2012, we issued $200,000 aggregate principal amount of convertible notes that mature on March 15, 2018 (the “2018 Notes”), unless previously converted or repurchased in accordance with their terms. The 2018 Notes bear interest at a rate of 5.75% per year, payable semi-annually on March 15 and September 15 of each year, beginning March 15, 2013. Total proceeds from the issuance of the 2018 Notes, net of underwriting discounts and offering costs, were $193,600.
On December 21, 2012, we issued $200,000 aggregate principal amount of convertible notes that mature on January 15, 2019 (the “2019 Notes”), unless previously converted or repurchased in accordance with their terms. The 2019 Notes bear interest at a rate of 5.875% per year, payable semi-annually on January 15 and July 15 of each year, beginning July 15, 2013. Total proceeds from the issuance of the 2019 Notes, net of underwriting discounts and offering costs, were $193,600.
On April 11, 2014, we issued $400,000 aggregate principal amount of convertible notes that mature on April 15, 2020 (the “2020 Notes”), unless previously converted or repurchased in accordance with their terms. The 2020 Notes bear interest at a rate of 4.75% per year, payable semi-annually on April 15 and October 15 each year, beginning October 15, 2014. Total proceeds from the issuance of the 2020 Notes, net of underwriting discounts and offering costs, were $387,500.

Certain key terms related to the convertible features for the 2015 Notes, the 2016 Notes, the 2017 Notes, the 2018 Notes, the 2019 Notes and the 2020 Notes (collectively, the "Convertible Notes") are listed below.

	2015 Notes	2016 Notes	2017 Notes	2018 Notes	2019 Notes	2020 Notes
Initial conversion rate(1)	88.0902	78.3699	85.8442	82.3451	79.7766	80.6647
Initial conversion price	$11.35	$12.76	$11.65	$12.14	$12.54	$12.40
Conversion rate at September 30, 2014(1)(2)	89.0157	79.3176	86.9426	83.6661	79.7865	80.6647
Conversion price at September 30, 2014(2)(3)	$11.23	$12.61	$11.50	$11.95	$12.53	$12.40
Last conversion price calculation date	12/21/2013	2/18/2014	4/16/2014	8/14/2014	12/21/2013	4/11/2014
Dividend threshold amount (per share)(4)	$0.101125	$0.101150	$0.101500	$0.101600	$0.110025	$0.110525

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at September 30, 2014 was calculated on the last anniversary of the issuance and will be adjusted again on the next anniversary, unless the exercise price shall have changed by more than 1% before the anniversary.

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
Upon conversion, unless a holder converts after a record date for an interest payment but prior to the corresponding interest payment date, the holder will receive a separate cash payment with respect to the notes surrendered for conversion representing accrued and unpaid interest to, but not including, the conversion date. Any such payment will be made on the settlement date applicable to the relevant conversion on the Convertible Notes.
No holder of Convertible Notes will be entitled to receive shares of our common stock upon conversion to the extent (but only to the extent) that such receipt would cause such converting holder to become, directly or indirectly, a beneficial owner (within the meaning of Section 13(d) of the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder) of more than 5.0% of the shares of our common stock outstanding at such time. The 5.0% limitation shall no longer apply following the effective date of any fundamental change. We will not issue any shares in connection with the conversion or redemption of the Convertible Notes which would equal or exceed 20% of the shares outstanding at the time of the transaction in accordance with NASDAQ rules.
Subject to certain exceptions, holders may require us to repurchase, for cash, all or part of their Convertible Notes upon a fundamental change at a price equal to 100% of the principal amount of the Convertible Notes being repurchased plus any accrued and unpaid interest up to, but excluding, the fundamental change repurchase date. In addition, upon a fundamental change that constitutes a non-stock change of control we will also pay holders an amount in cash equal to the present value of all remaining interest payments (without duplication of the foregoing amounts) on such Convertible Notes through and including the maturity date.
In connection with the issuance of the Convertible Notes, we incurred $39,385 of fees which are being amortized over the terms of the notes, of which $26,019 remains to be amortized and is included within deferred financing costs on the Consolidated Statements of Assets and Liabilities as of September 30, 2014.

During the three months ended September 30, 2014 and September 30, 2013, we recorded $18,589 and $13,310, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.
Note 6. Public Notes
On May 1, 2012, we issued $100,000 aggregate principal amount of unsecured notes that mature on November 15, 2022 (the “2022 Notes”). The 2022 Notes bear interest at a rate of 6.95% per year, payable quarterly on February 15, May 15, August 15 and November 15 of each year, beginning August 15, 2012. Total proceeds from the issuance of the 2022 Notes, net of underwriting discounts and offering costs, were $97,000.
On March 15, 2013, we issued $250,000 aggregate principal amount of unsecured notes that mature on March 15, 2023 (the “2023 Notes”). The 2023 Notes bear interest at a rate of 5.875% per year, payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2013. Total proceeds from the issuance of the 2023 Notes, net of underwriting discounts and offering costs, were $245,885.
On April 7, 2014, we issued $300,000 aggregate principal amount of unsecured notes that mature on July 15, 2019 (the “5.00% 2019 Notes”). Included in the issuance is $45,000 of Prospect Capital InterNotes® that were exchanged for the 5.00% 2019 Notes. The 5.00% 2019 Notes bear interest at a rate of 5.00% per year, payable semi-annually on January 15 and July 15 of each year, beginning July 15, 2014. Total proceeds from the issuance of the 5.00% 2019 Notes, net of underwriting discounts and offering costs, were $250,775.
The 2022 Notes, the 2023 Notes and the 5.00% 2019 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the Public Notes, we incurred $11,366 of fees which are being amortized over the term of the notes, of which $10,075 remains to be amortized and is included within deferred financing costs on the Consolidated Statements of Assets and Liabilities as of September 30, 2014.
During the three months ended September 30, 2014 and September 30, 2013, we recorded $9,458 and $5,577, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
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
These notes are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding. Each series of notes will be issued by a separate trust. These notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.
During the three months ended September 30, 2014, we did not issue any Prospect Capital InterNotes®.

During the three months ended September 30, 2013, we issued $98,255 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $96,189. These notes were issued with stated interest rates ranging from 4.75% to 6.75% with a weighted average interest rate of 5.48%. These notes mature between July 15, 2018 and September 15, 2043. The following table summarizes the Prospect Capital InterNotes® issued during the three months ended September 30, 2013.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$51,537	4.75%–5.00%	4.99%	July 15, 2018 – September 15, 2018
5.5	3,820	5.00%	5.00%	February 15, 2019
6.5	1,800	5.50%	5.50%	February 15, 2020
7	14,399	5.50%–5.75%	5.59%	July 15, 2020 – September 15, 2020
7.5	1,996	5.75%	5.75%	February 15, 2021
15	940	6.00%	6.00%	August 15, 2028
18	4,062	6.00%–6.25%	6.21%	July 15, 2031 – August 15, 2031
20	1,127	6.00%	6.00%	September 15, 2033
25	3,372	6.50%	6.50%	August 15, 2038
30	15,202	6.50%–6.75%	6.63%	July 15, 2043 – September 15, 2043
	$98,255
During the three months ended September 30, 2014, we repaid $1,365 aggregate principal amount of our Prospect Capital InterNotes® in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. The following table summarizes the Prospect Capital InterNotes® outstanding as of September 30, 2014.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$5,710	4.00%	4.00%	October 15, 2016
3.5	3,149	4.00%	4.00%	April 15, 2017
4	45,751	3.75%–4.00%	3.92%	November 15, 2017 – May 15, 2018
5	212,905	4.25%–5.00%	4.91%	July 15, 2018 – August 15, 2019
5.5	3,820	5.00%	5.00%	February 15, 2019
6.5	1,800	5.50%	5.50%	February 15, 2020
7	256,724	4.00%–6.55%	5.39%	June 15, 2019 – May 15, 2021
7.5	1,996	5.75%	5.75%	February 15, 2021
10	41,867	3.24%–7.00%	6.19%	March 15, 2022 – May 15, 2024
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	17,465	5.00%–6.00%	5.14%	May 15, 2028 – November 15, 2028
18	25,274	4.125%–6.25%	5.49%	December 15, 2030 – August 15, 2031
20	5,817	5.625%–6.00%	5.85%	November 15, 2032 – October 15, 2033
25	34,823	6.25%–6.50%	6.39%	August 15, 2038 – May 15, 2039
30	124,226	5.50%–6.75%	6.23%	November 15, 2042 – October 15, 2043
	$784,305

During the three months ended September 30, 2013, we repaid $55 aggregate principal amount of our Prospect Capital InterNotes® in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. During the year ended June 30, 2014, we repaid $6,869 aggregate principal amount of our Prospect Capital InterNotes® in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. In connection with the issuance of the 5.00% 2019 Notes, $45,000 of previously-issued Prospect Capital InterNotes® were exchanged for the 5.00% 2019 Notes. The following table summarizes the Prospect Capital InterNotes® outstanding as of June 30, 2014.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$5,710	4.00%	4.00%	October 15, 2016
3.5	3,149	4.00%	4.00%	April 15, 2017
4	45,751	3.75%–4.00%	3.92%	November 15, 2017 – May 15, 2018
5	212,915	4.25%–5.00%	4.91%	July 15, 2018 – August 15, 2019
5.5	3,820	5.00%	5.00%	February 15, 2019
6.5	1,800	5.50%	5.50%	February 15, 2020
7	256,903	4.00%–6.55%	5.39%	June 15, 2019 – May 15, 2021
7.5	1,996	5.75%	5.75%	February 15, 2021
10	41,952	3.23%–7.00%	6.18%	March 15, 2022 – May 15, 2024
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	17,465	5.00%–6.00%	5.14%	May 15, 2028 – November 15, 2028
18	25,435	4.125%–6.25%	5.49%	December 15, 2030 – August 15, 2031
20	5,847	5.625%–6.00%	5.85%	November 15, 2032 – October 15, 2033
25	34,886	6.25%–6.50%	6.39%	August 15, 2038 – May 15, 2039
30	125,063	5.50%–6.75%	6.22%	November 15, 2042 – October 15, 2043
	$785,670
In connection with the issuance of the Prospect Capital InterNotes®, we incurred $20,259 of fees which are being amortized over the term of the notes, of which $18,616 remains to be amortized and is included within deferred financing costs on the Consolidated Statements of Assets and Liabilities as of September 30, 2014.
During the three months ended September 30, 2014 and September 30, 2013, we recorded $10,856 and $6,044, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.
Note 8. Fair Value and Maturity of Debt Outstanding
The following table shows the maximum draw amounts and outstanding borrowings of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of September 30, 2014 and June 30, 2014.

	September 30, 2014		June 30, 2014
	Maximum Draw Amount	Amount Outstanding	Maximum Draw Amount	Amount Outstanding
Revolving Credit Facility	$810,000	$411,000	$857,500	$92,000
Convertible Notes	1,247,500	1,247,500	1,247,500	1,247,500
Public Notes	647,950	647,950	647,881	647,881
Prospect Capital InterNotes®	784,305	784,305	785,670	785,670
Total	$3,489,755	$3,090,755	$3,538,551	$2,773,051

The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of September 30, 2014.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$411,000	$—	$—	$—	$411,000
Convertible Notes	1,247,500	—	317,500	530,000	400,000
Public Notes	647,950	—	—	300,000	347,950
Prospect Capital InterNotes®	784,305	—	8,859	334,078	441,368
Total Contractual Obligations	$3,090,755	$—	$326,359	$1,164,078	$1,600,318
The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of June 30, 2014.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$92,000	$—	$92,000	$—	$—
Convertible Notes	1,247,500	—	317,500	530,000	400,000
Public Notes	647,881	—	—	—	647,881
Prospect Capital InterNotes®	785,670	—	8,859	261,456	515,355
Total Contractual Obligations	$2,773,051	$—	$418,359	$791,456	$1,563,236
As permitted by ASC 825-10-25, we have not elected to value our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® at fair value. The following table shows the fair value of these financial liabilities disaggregated into the three levels of the ASC 820 valuation hierarchy as of September 30, 2014.

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Revolving Credit Facility(1)	$—	$411,000	$—	$411,000
Convertible Notes(2)	—	1,281,107	—	1,281,107
Public Notes(2)	—	683,536	—	683,536
Prospect Capital InterNotes®(3)	—	799,934	—	799,934
Total	$—	$3,175,577	$—	$3,175,577

(1)	The carrying value of our Revolving Credit Facility approximates the fair value.

(2)	We use available market quotes to estimate the fair value of the Convertible Notes and Public Notes.

(3)	The fair value of our Prospect Capital InterNotes® is estimated by discounting remaining payments using current Treasury rates.
The following table shows the fair value of these financial liabilities disaggregated into the three levels of the ASC 820 valuation hierarchy as of June 30, 2014.

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Revolving Credit Facility(1)	$—	$92,000	$—	$92,000
Convertible Notes(2)	—	1,293,495	—	1,293,495
Public Notes(2)	—	679,816	—	679,816
Prospect Capital InterNotes®(3)	—	799,631	—	799,631
Total	$—	$2,864,942	$—	$2,864,942

(1)	The carrying value of our Revolving Credit Facility approximates the fair value.

(2)	We use available market quotes to estimate the fair value of the Convertible Notes and Public Notes.

(3)	The fair value of our Prospect Capital InterNotes® is estimated by discounting remaining payments using current Treasury rates.

Note 9. Equity Offerings, Offering Expenses, and Distributions
Excluding dividend reinvestments, we issued 5,536,780 and 23,211,680 shares of our common stock during the three months ended September 30, 2014 and September 30, 2013, respectively. The following table summarizes our issuances of common stock during the three months ended September 30, 2013 and September 30, 2014.

Issuances of Common Stock	Number of Shares Issued	Gross Proceeds	Underwriting Fees	Offering Expenses	Average Offering Price
During the three months ended September 30, 2013:
July 5, 2013 – August 21, 2013(1)	9,818,907	$107,725	$903	$169	$10.97
August 2, 2013(2)	1,918,342	21,006	—	—	$10.95
August 29, 2013 – September 30, 2013(1)	11,474,431	130,311	1,303	624	$11.36

During the three months ended September 30, 2014:
September 11, 2014 – September 30, 2014(1)	5,536,780	56,575	270	210	$10.22

(1)	Shares were issued in connection with our at-the-market offering program which we enter into from time to time with various counterparties.

(2)	On August 2, 2013, we issued 1,918,342 shares of our common stock in conjunction with investments in CP Holdings of Delaware LLC, a controlled portfolio company.
Our shareholders’ equity accounts as of September 30, 2014 and June 30, 2014 reflect cumulative shares issued as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters and our dividend reinvestment plan. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
On August 24, 2011, our Board of Directors approved a share repurchase plan under which we may repurchase up to $100,000 of our common stock at prices below our net asset value. We have not made any purchases of our common stock during the period from August 24, 2011 to September 30, 2014 pursuant to this plan. Prior to any repurchase, we are required to notify shareholders of our intention to purchase our common stock. This notice lasts for six months after notice is given. Our last notice was delivered with our annual proxy mailing on September 10, 2014.
Our Board of Directors, pursuant to the Maryland General Corporation Law, executed Articles of Amendment to increase the number of shares authorized for issuance from 500,000,000 to 1,000,000,000 in the aggregate. The amendment became effective May 6, 2014.
On October 15, 2013, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $3,635,217 of additional debt and equity securities in the public market as of September 30, 2014.  See Note 18 for updates to our Registration Statement subsequent to September 30, 2014.
During the three months ended September 30, 2014 and September 30, 2013, we distributed approximately $114,266 and $86,676, respectively, to our stockholders. The following table summarizes our distributions declared and payable for the three months ended September 30, 2013 and September 30, 2014.

Declaration Date	Record Date	Payment Date	Amount Per Share	Amount Distributed (in thousands)
5/6/2013	7/31/2013	8/22/2013	$0.110175	$28,001
5/6/2013	8/30/2013	9/19/2013	0.110200	28,759
6/17/2013	9/30/2013	10/24/2013	0.110225	29,916
Total declared and payable for the three months ended September 30, 2013				$86,676

2/3/2014	7/31/2014	8/21/2014	$0.110475	$37,863
2/3/2014	8/29/2014	9/18/2014	0.110500	37,885
2/3/2014	9/30/2014	10/22/2014	0.110525	38,518
Total declared and payable for the three months ended September 30, 2014				$114,266

Dividends and distributions to common stockholders are recorded on the ex-dividend date. As such, the table above includes distributions with record dates during the three months ended September 30, 2014 and September 30, 2013. It does not include distributions previously declared to stockholders of record on any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be payable subsequent to September 30, 2014:

•	$0.110550 per share for October 2014 to holders of record on October 31, 2014 with a payment date of November 20, 2014;

•	$0.110575 per share for November 2014 to holders of record on November 28, 2014 with a payment date of December 18, 2014; and

•	$0.110600 per share for December 2014 to holders of record on December 31, 2014 with a payment date of January 22, 2015.

•	$0.110625 per share for January 2015 to holders of record on January 30, 2015 with a payment date of February 19, 2015.
During the three months ended September 30, 2014 and September 30, 2013, we issued 340,958 and 355,644 shares of our common stock, respectively, in connection with the dividend reinvestment plan.
As of September 30, 2014, we have reserved 103,202,157 shares of our common stock for issuance upon conversion of the Convertible Notes (see Note 5).
Note 10. Other Income
Other income consists of structuring fees, overriding royalty interests, revenue receipts related to net profit interests, deal deposits, administrative agent fees, and other miscellaneous and sundry cash receipts. The following table shows income from such sources for the three months ended September 30, 2014 and September 30, 2013.

	Three Months Ended September 30,
	2014	2013
Structuring and amendment fees (refer to Note 3)	$14,705	$9,078
Recovery of legal costs from prior periods from legal settlement	—	5,000
Royalty interests	803	1,339
Administrative agent fees	148	107
Total Other Income	$15,656	$15,524
Note 11. Net Increase in Net Assets per Share
The following information sets forth the computation of net increase in net assets resulting from operations per share for the three months ended September 30, 2014 and September 30, 2013.

	Three Months Ended September 30,
	2014	2013
Net increase in net assets resulting from operations	$84,108	$79,900
Weighted average common shares outstanding	343,359,061	258,084,153
Net increase in net assets resulting from operations per share	$0.24	$0.31

Note 12. Income Taxes
While our fiscal year end for financial reporting purposes is June 30 of each year, our tax year end is August 31 of each year. The information presented in this footnote is based on our tax year end for each period presented, unless otherwise specified. The tax return for the tax year ended August 31, 2014 has not been filed. Taxable income and all amounts related to taxable income for the tax year ended August 31, 2014 are estimates and will not be fully determined until the Company's tax return is filed.
For income tax purposes, dividends paid and distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of dividends paid to shareholders during the tax years ended August 31, 2014, 2013 and 2012 were as follows:

	Tax Year Ended August 31,
	2014	2013	2012
Ordinary income	$413,051	$282,621	$147,204
Capital gain	—	—	—
Return of capital	—	—	—
Total dividends paid to shareholders	$413,051	$282,621	$147,204
For the tax year ending August 31, 2015, the tax character of dividends paid to shareholders through September 30, 2014 is expected to be ordinary income. Because of the difference between our fiscal and tax year ends, the final determination of the tax character of dividends will not be made until we file our tax return for the tax year ending August 31, 2015.
Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized. The following reconciles the net increase in net assets resulting from operations to taxable income for the tax years ended August 31, 2014, 2013 and 2012:

	Tax Year Ended August 31,
	2014	2013	2012
Net increase in net assets resulting from operations	$321,566	$238,721	$208,331
Net realized loss (gain) on investments	28,244	24,632	(38,363)
Net unrealized depreciation (appreciation) on investments	24,638	77,835	32,367
Other temporary book-to-tax differences	8,399	(6,138)	(1,078)
Permanent differences	(4,317)	5,939	(6,103)
Taxable income before deductions for distributions	$378,530	$340,989	$195,154
Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. The Regulated Investment Company Modernization Act (the “RIC Modernization Act”) was enacted on December 22, 2010. Under the RIC Modernization Act, capital losses incurred by taxpayers in taxable years beginning after the date of enactment will be allowed to be carried forward indefinitely and are allowed to retain their character as either short-term or long-term losses. As such, the capital loss carryforwards generated by us after the August 31, 2011 tax year will not be subject to expiration. Any losses incurred in post-enactment tax years will be required to be utilized prior to the losses incurred in pre-enactment tax years. As of August 31, 2014, we had capital loss carryforwards of approximately $102,262 available for use in later tax years. Of the amount available as of August 31, 2014, $582, $33,096 and $34,471 will expire on August 31, 2016, 2017 and 2018, respectively, and $34,113 is not subject to expiration. The unused balance each year will be carried forward and utilized as gains are realized, subject to limitations. While our ability to utilize losses in the future depends upon a variety of factors that cannot be known in advance, substantially all of the Company's capital loss carryforwards may become permanently unavailable due to limitations by the Code.
Under current tax law, capital losses and specific ordinary losses realized after October 31st and December 31st, respectively, may be deferred and treated as occurring on the first business day of the following tax year. As of August 31, 2014, we had deferred $26,091 of long-term capital losses which will be treated as arising on the first day of the tax year ending August 31, 2015.
For the tax year ended August 31, 2014, we had distributions in excess of taxable income from the current tax year. After the excess distributions, we still had cumulative taxable income in excess of cumulative distributions, and therefore, we will elect to carry forward the excess for distribution to shareholders in the tax year ending August 31, 2015. The amount carried forward to 2015 will be approximately $71,797. For the tax year ended August 31, 2013, we had taxable income in excess of the distributions made from such taxable income during the year, and therefore, we elected to carry forward the excess for distribution to shareholders in the tax year ended August 31, 2014. The amount carried forward to 2014 was approximately $106,318. For the tax year ended August 31, 2012, we had taxable income in excess of the distributions made from such taxable income during the year, and therefore, we elected to carry forward the excess for distribution to shareholders in the tax year ended August 31, 2013. The amount carried forward to 2013 was approximately $47,950.
As of September 30, 2014, the cost basis of investments for tax purposes was $6,344,658 resulting in estimated gross unrealized appreciation and depreciation of $151,146 and $242,310, respectively. As of June 30, 2014, the cost basis of investments for tax purposes was $6,349,060 resulting in estimated gross unrealized appreciation and depreciation of $139,620 and $234,941, respectively. Due to the difference between our fiscal year end and tax year end, the cost basis of our investments for tax purposes as of September 30, 2014 and June 30, 2014 was calculated based on the book cost of investments as of September 30, 2014 and June 30, 2014, respectively, with cumulative book-to-tax adjustments for investments through August 31, 2014 and 2013, respectively.
In general, we may make certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes, among other items. During the tax year ended August 31, 2014, we decreased accumulated undistributed net investment income by $4,317, increased accumulated net realized loss on investments by $4,847 and increased capital in excess of par value by $9,164. During the tax year ended August 31, 2013, we increased accumulated undistributed net investment income by $5,939, increased accumulated net realized loss on investments by $2,621 and decreased capital in excess of par value by $3,318. Due to the difference between our fiscal and tax year end, the reclassifications for the taxable year ended August 31, 2014 will be recorded in the fiscal year ending June 30, 2015 and the reclassifications for the taxable year ended August 31, 2013 were recorded in the fiscal year ended June 30, 2014.
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
The total base management fee incurred to the favor of the Investment Adviser was $33,165 and $23,045 for the three months ended September 30, 2014 and September 30, 2013, respectively.
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
The total income incentive fee incurred was $23,616 and $20,584 for the three months ended September 30, 2014 and September 30, 2013, respectively. No capital gains incentive fee was incurred for the three months ended September 30, 2014 and September 30, 2013.
Administration Agreement
We have also entered into an Administration Agreement with Prospect Administration LLC (“Prospect Administration”) under which Prospect Administration, among other things, provides (or arranges for the provision of) administrative services and facilities for us. For providing these services, we reimburse Prospect Administration for our allocable portion of overhead incurred by Prospect Administration in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of our Chief Financial Officer and Chief Compliance Officer and his staff. For the three months ended September 30, 2014 and September 30, 2013, the reimbursement was approximately $2,416 and $3,986, respectively. Under this agreement, Prospect Administration furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Prospect Administration also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Prospect Administration assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, Prospect Administration also provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance (see "Managerial Assistance" below). The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Prospect Administration is a subsidiary of the Investment Adviser.

During the three months ended September 30, 2014 and September 30, 2013, Prospect Administration received payments of $1,055 and $1,078, respectively, directly from our portfolio companies for legal, tax and portfolio level accounting services. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration's charges for its administrative services would have increased by these amounts.
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
Managerial Assistance
As a BDC, we are obligated under the 1940 Act to make available to certain of our portfolio companies significant managerial assistance. "Making available significant managerial assistance" refers to any arrangement whereby we provide significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company. We are also deemed to be providing managerial assistance to all portfolio companies that we control, either by ourselves or in conjunction with others. The nature and extent of significant managerial assistance provided by us to controlled and non-controlled portfolio companies will vary according to the particular needs of each portfolio company. Examples of such activities include advice on (i) recruiting, hiring, management and termination of employees, officers and directors, succession planning and other human resource matters; (ii) capital raising, capital budgeting, and capital expenditures; (iii) advertising, marketing, and sales; (iv) fulfillment, operations, and execution; (v) managing relationships with unions and other personnel organizations, financing sources, vendors, customers, lessors, lessees, lawyers, accountants, regulators and other important counterparties; (vi) evaluating acquisition and divestiture opportunities, plant expansions and closings, and market expansions; (vii) participating in audit committee, nominating committee, board and management meetings; (viii) consulting with and advising board members and officers of portfolio companies (on overall strategy and other matters); and (ix) providing other organizational, operational, managerial and financial guidance.
Prospect Administration, when performing a managerial assistance agreement executed with each portfolio company to which we provide managerial assistance, arranges for the provision of such managerial assistance on our behalf. When doing so, Prospect Administration utilizes personnel of our Investment Adviser. We, on behalf of Prospect Administration, invoice portfolio companies receiving and paying for managerial assistance, and we remit to Prospect Administration its cost of providing such services, including the charges deemed appropriate by our Investment Adviser for providing such managerial assistance. Our payments to Prospect Administration are periodically reviewed by our Board of Directors.
During the three months ended September 30, 2014 and September 30, 2013, we received payments of $1,290 and $1,450, respectively, from our controlled portfolio companies for managerial assistance and subsequently remitted these amounts to Prospect Administration. During the three months ended September 30, 2014, we incurred $600 of managerial assistance expense related to our consolidated entity First Tower Delaware. This amount is included within other general and administrative expenses on our Consolidated Statements of Operations and is separated as a payable included within due to Prospect Administration on our Consolidated Statements of Assets and Liabilities.
Co-Investments
On February 10, 2014, we received an exemptive order from the SEC (the "Order") that gave us the ability to negotiate terms other than price and quantity of co-investment transactions with other funds managed by the Investment Adviser or certain affiliates, including Priority Income Fund, Inc. and Pathway Energy Infrastructure Fund, Inc., subject to the conditions included therein. Under the terms of the relief permitting us to co-invest with other funds managed by our Investment Adviser or its affiliates, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. In certain situations where co-investment with one or more funds managed by the Investment Adviser or its affiliates is not covered by the Order, such as when there is an opportunity to invest in different securities of the same issuer, the personnel of the Investment Adviser or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. Moreover, except in certain circumstances, when relying on the Order, we will be unable to invest in any issuer in which one or more funds managed by the Investment Adviser or its affiliates has previously invested.
As of September 30, 2014, we had co-investments with Priority Income Fund, Inc. in the following CLO funds: Cent CLO 21 Limited; CIFC Funding 2014-IV Investor, Ltd.; Galaxy XVII CLO, Ltd.; Halcyon Loan Advisors Funding 2014-2 Ltd.; Symphony CLO XIV Ltd.; Voya CLO 2014-1, Ltd.; and Washington Mill CLO Ltd.
Note 14. Transactions with Controlled Companies
The descriptions below detail the transactions which Prospect Capital Corporation ("Prospect") has entered into with each of our controlled companies. Certain of the controlled entities discussed below were consolidated effective July 1, 2014 (see Note 1). As such, transactions with these Consolidated Holding Companies for the three months ended September 30, 2014 are presented on a consolidated basis.
Airmall Inc.
At June 30, 2014, Prospect owned 100% of the equity of AMU Holdings Inc. (“AMU”), a Consolidated Holding Company. AMU owned 98% of Airmall Inc. (“Airmall”). Airmall is a developer and manager of airport retail operations.
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
On July 1, 2014, Prospect began consolidating AMU. As a result, any transactions between AMU and Prospect are eliminated in consolidation and as such, transactions after July 1, 2014 are not presented below.
On August 1, 2014, Prospect sold its investments in Airmall for net proceeds of $51,379 and realized a loss of $3,473 on the sale. In addition, there is $6,000 being held in escrow, of which 98% is due to Prospect, which will be recognized as an additional realized loss if it is not received. Included in the net proceeds were $3,000 of structuring fees from Airmall related to the sale of the operating company which was recognized as other income during the three months ended September 30, 2014.

The following dividends were declared and paid from Airmall to AMU and recorded as dividend income by AMU:

July 1, 2013 to September 30, 2013	$7,000
July 1, 2014 to September 30, 2014	N/A
The following dividends were declared and paid from AMU to Prospect and recorded as dividend income by Prospect:

July 1, 2013 to September 30, 2013	$7,000
July 1, 2014 to September 30, 2014	N/A
All dividends were paid from earnings and profits of Airmall and AMU.

The following cash payments from Airmall to Prospect were recorded as a repayment of loan receivable from Airmall:

July 1, 2013 to September 30, 2013	$150
July 1, 2014 to September 30, 2014	27,587
The following interest payments were accrued and paid to Prospect from Airmall for interest due and recognized by Prospect as interest income:

July 1, 2013 to September 30, 2013	$878
July 1, 2014 to September 30, 2014	576
The following interest payments were paid from AMU to Prospect and recognized by Prospect as interest income:

July 1, 2013 to September 30, 2013	$579
July 1, 2014 to September 30, 2014	N/A
The following managerial assistance payments were paid from AMU to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

July 1, 2013 to September 30, 2013	$75
July 1, 2014 to September 30, 2014	N/A
The following managerial assistance payments were paid from Airmall to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

July 1, 2013 to September 30, 2013	$—
July 1, 2014 to September 30, 2014	75
At June 30, 2014 and September 30, 2014, $45 and $75 of managerial assistance recognized had not yet been paid by Airmall to Prospect and was included by Prospect within other receivables due from Airmall and other liabilities due to Prospect Administration, respectively.
The following payments were paid from Airmall to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Airmall (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

July 1, 2013 to September 30, 2013	$—
July 1, 2014 to September 30, 2014	730
American Property REIT Corp.
Prospect owns 100% of the equity of APH Property Holdings, LLC (“APH”), a Consolidated Holding Company. APH owns 100% of the common equity of American Property Holdings Corp. (“APRC”). APRC is a Maryland corporation and a qualified REIT for federal income tax purposes. In order to qualify as a REIT, APRC issued 125 shares of Series A Cumulative Non-Voting Preferred Stock to 125 accredited investors. The preferred stockholders are entitled to receive cumulative dividends semi-annually at an annual rate of 12.5% and do not have the ability to participate in the management or operation of APRC.
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
On July 1, 2014, Prospect began consolidating APH. As a result, any transactions between APH and Prospect are eliminated in consolidation and as such, transactions after July 1, 2014 are not presented below.
The following interest income was accrued and paid from APH to Prospect and recognized by Prospect as interest income:

July 1, 2013 to September 30, 2013	$3,700
July 1, 2014 to September 30, 2014	N/A
The following interest income was accrued and subsequently paid from APRC to Prospect and recognized by Prospect as interest income:

July 1, 2013 to September 30, 2013	N/A
July 1, 2014 to September 30, 2014	4,930
At June 30, 2014 and September 30, 2014, $53 and $54 of interest recognized had not yet been paid by APRC to Prospect and was included by Prospect within interest receivable.
At September 30, 2014, $1,768 of interest from APRC was capitalized payment-in-kind interest and was included by Prospect in the investment cost basis.
The following royalty payments were paid from APH to Prospect and recognized by Prospect as other income:

July 1, 2013 to September 30, 2013	$320
July 1, 2014 to September 30, 2014	N/A
The following royalty payments were paid from APRC to Prospect and recognized by Prospect as other income:

July 1, 2013 to September 30, 2013	$—
July 1, 2014 to September 30, 2014	403
The following managerial assistance payments were paid from APRC to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

July 1, 2013 to September 30, 2013	$125
July 1, 2014 to September 30, 2014	148
The following amounts were due from Prospect to Prospect Administration for managerial assistance payments (no direct income was recognized by Prospect):

June 30, 2014	$148
September 30, 2014	148
The following payments were paid from APRC to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to APRC (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

July 1, 2013 to September 30, 2013	$—
July 1, 2014 to September 30, 2014	106
The following amounts were due from APH to Prospect for reimbursement of expenses paid by Prospect on behalf of APH and included by Prospect within other receivables on the respective Consolidated Statement of Assets and Liabilities:

June 30, 2014	$13
September 30, 2014	N/A

The following amounts were due from APRC to Prospect for reimbursement of expenses paid by Prospect on behalf of APRC and included by Prospect within other receivables on the respective Consolidated Statement of Assets and Liabilities:

June 30, 2014	$—
September 30, 2014	182
The following amounts were due to APRC from Prospect for reimbursement of expenses paid by APRC on behalf of Prospect and included by Prospect within other liabilities on the respective Consolidated Statement of Assets and Liabilities:

June 30, 2014	$—
September 30, 2014	148
Arctic Energy Services, LLC
Prospect owns 100% of the equity of Arctic Oilfield Equipment USA, Inc. (“Arctic Equipment”), a Consolidated Holding Company. Arctic Equipment owns 70% of the equity of Arctic Energy Services, LLC (“Arctic Energy”), with Ailport Holdings, LLC (“Ailport”) (100% owned and controlled by Arctic Energy management) owning the remaining 30% of the equity of Arctic Energy. Arctic Energy provides oilfield service personnel, well testing flowback equipment, frac support systems and other services to exploration and development companies in the Rocky Mountains.
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
On July 1, 2014, Prospect began consolidating Arctic Equipment. As a result, any transactions between Arctic Equipment and Prospect are eliminated in consolidation and as such, transactions after July 1, 2014 are not presented below.
The following interest income was accrued and subsequently paid from Arctic Energy to Prospect for interest due and recognized by Prospect as interest income:

July 1, 2013 to September 30, 2013	$—
July 1, 2014 to September 30, 2014	1,694
At June 30, 2014 and September 30, 2014, $18 of interest had not yet been paid by Arctic Energy to Prospect and was included by Prospect within interest receivable.
The following managerial assistance payments were paid from Arctic Energy to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

July 1, 2013 to September 30, 2013	$—
July 1, 2014 to September 30, 2014	25
At June 30, 2014 and September 30, 2014, $15 and $14 was included by Prospect in Due to Prospect Administration on the respective Consolidated Statement of Assets and Liabilities, respectively.
The following amounts were due from Arctic Energy to Prospect for reimbursement of expenses paid by Prospect on behalf of Arctic Energy and included by Prospect within other receivables on the respective Consolidated Statement of Assets and Liabilities (no income was recognized by Prospect):

June 30, 2014	$6
September 30, 2014	16

ARRM Services, Inc.
Prospect owns 79.53% of the fully-diluted common, 85.76% of the Series A Preferred and 100% of the Series B Preferred equity of ARRM Holdings, Inc. (“ARRM”). ARRM owns 100% of the equity of Ajax Rolled Ring & Machine, LLC (“Ajax LLC”). Ajax forges large seamless steel rings on two forging mills in the company’s York, South Carolina facility. The rings are used in a range of industrial applications, including in construction equipment and power turbines. Ajax also provides machining and other ancillary services.
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
On June 12, 2014, ARRM was renamed to ARRM Services, Inc.
The following cash payments from Ajax LLC to Prospect were recorded as a repayment of loan receivable by Prospect:

July 1, 2013 to September 30, 2013	$100
July 1, 2014 to September 30, 2014	—
The following interest income was accrued and subsequently paid from ARRM to Prospect for interest due and recognized by Prospect as interest income:

July 1, 2013 to September 30, 2013	$881
July 1, 2014 to September 30, 2014	—
The following interest income, including prepayment penalty fees, was accrued and subsequently paid from Ajax LLC to Prospect for interest due and recognized by Prospect as interest income:

July 1, 2013 to September 30, 2013	$627
July 1, 2014 to September 30, 2014	519
At June 30, 2014 and September 30, 2014, $6 of interest had not yet been paid by Ajax LLC to Prospect and was included by Prospect within interest receivable, respectively.
The following payment-in-kind interest was capitalized in the senior secured note to Ajax LLC and recorded as interest income by Prospect:

July 1, 2013 to September 30, 2013	$309
July 1, 2014 to September 30, 2014	—
As of June 30, 2014, due to a pending sale transaction, we reversed $3,844 of previously recognized payment-in-kind interest of which we do not expect to receive.
At June 30, 2014 and September 30, 2014, $0 and $45 of managerial assistance had not yet been paid by Ajax LLC to Prospect and was included by Prospect within other receivables due from Ajax LLC and other liabilities due to Prospect Administration, respectively.

The following payments were paid from ARRM to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to ARRM (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

July 1, 2013 to September 30, 2013	$2
July 1, 2014 to September 30, 2014	—
Borga, Inc.
Prospect owns 100% of the equity of STI Holding, Inc. (“STI”), a Consolidated Holding Company. STI owns 100% of the equity of Borga, Inc. (“Borga”). Borga manufactures pre-engineered metal buildings and components for the agricultural and light industrial markets.
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
On July 1, 2014, Prospect began consolidating STI. As a result, any transactions between STI and Prospect are eliminated in consolidation and as such, transactions after July 1, 2014 are not presented below.
On August 20, 2014, Prospect sold the assets of Borga, a wholly-owned subsidiary of STI, for net proceeds of $382 and realized a loss of $2,589 on the sale.
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
On July 2, 2014, Prospect made a new $250 of senior secured term loan to provide liquidity to Boxercraft.
On July 17, 2014, Prospect restructured the investments in BXC and Boxercraft. The existing Senior Secured Term Loan A and a portion of the existing Senior Secured Term Loan B were replaced with a new Senior Secured Term Loan A to Boxercraft. The remainder of the existing Senior Secured Term Loan B and the existing Senior Secured Term Loan C, Senior Secured Term Loan D, and Senior Secured Term Loan E were replaced with a new Senior Secured Term Loan B to Boxercraft. The existing Senior Secured Term Loan to Boxercraft was converted into Series D Preferred Stock in BXC.
On August 25, 2014, Prospect sold Boxercraft, a wholly-owned subsidiary of BXC, for net proceeds of $750 and realized a net loss of $16,949 on the sale.
There was no income recognized by Prospect from the time BXC became a controlled company through September 30, 2014 due to the non-accrual status.

CCPI Inc.
Prospect owns 100% of the equity of CCPI Holdings Inc. (“CCPI Holdings”), a Consolidated Holding Company. CCPI Holdings owns 94.98% of the equity of CCPI Inc. (“CCPI”), with CCPI management owning the remaining 5.02% of the equity. CCPI owns 100% of each of CCPI Europe Ltd., and MEFEC B.V., and 45% of Gulf Temperature Sensors W.L.L.
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
On July 1, 2014, Prospect began consolidating CCPI Holdings. As a result, any transactions between CCPI Holdings and Prospect are eliminated in consolidation and as such, transactions after July 1, 2014 are not presented below.
The following interest income was accrued and paid from CCPI Holdings to Prospect for interest due and recognized by Prospect as interest income:

July 1, 2013 to September 30, 2013	$379
July 1, 2014 to September 30, 2014	N/A
The following payment-in-kind interest was capitalized in the senior secured note to CCPI Holdings and recorded as interest income by Prospect:

July 1, 2013 to September 30, 2013	$273
July 1, 2014 to September 30, 2014	N/A
The following interest income was accrued and paid from CCPI to Prospect for interest due and recognized by Prospect as interest income:

July 1, 2013 to September 30, 2013	$447
July 1, 2014 to September 30, 2014	824
The following payment-in-kind interest was capitalized in the senior secured note to CCPI and recorded as interest income by Prospect:

July 1, 2013 to September 30, 2013	$—
July 1, 2014 to September 30, 2014	145
The following royalty payments were paid from CCPI Holdings to Prospect and recognized by Prospect as other income:

July 1, 2013 to September 30, 2013	$35
July 1, 2014 to September 30, 2014	N/A

The following cash payments from CCPI to Prospect were recorded as repayments of loans receivable by Prospect:

July 1, 2013 to September 30, 2013	$113
July 1, 2014 to September 30, 2014	113
The following managerial assistance payments were paid from CCPI to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

July 1, 2013 to September 30, 2013	$60
July 1, 2014 to September 30, 2014	60
At June 30, 2014 and September 30, 2014, $0 and $60 of managerial assistance had been received by Prospect from CCPI and had not yet been paid to Prospect Administration, respectively. These amounts were included by Prospect in Due to Prospect Administration on the respective Consolidated Statement of Assets and Liabilities (no income was recognized by Prospect).
The following amounts were due from CCPI Holdings to Prospect for reimbursement of expenses and included by Prospect within other receivables on the respective Consolidated Statement of Assets and Liabilities (no income was recognized by Prospect):

June 30, 2014	$10
September 30, 2014	N/A
The following amounts were due from CCPI to Prospect for reimbursement of expenses and included by Prospect within other receivables on the respective Consolidated Statement of Assets and Liabilities (no income was recognized by Prospect):

June 30, 2014	$—
September 30, 2014	3
CP Energy Services Inc.
Prospect owns 100% of the equity of CP Holdings of Delaware LLC. (“CP Holdings”), a Consolidated Holding Company. CP Holdings owns 82.9% of the equity of CP Energy Services Inc. (“CP Energy”), and the remaining 17.1% of the equity is owned by CP Energy management. CP Energy owns directly or indirectly 100% of each of CP Well Testing Services, LLC (“CP Well Testing”), CP Well Testing, LLC (“CP Well”), Fluid Management Services, Inc., Fluid Management Services LLC, Wright Transport, Inc., Wright Foster Disposals, LLC, Foster Testing Co, Inc., ProHaul Transports, LLC, Artexoma Logistics, LLC, and Wright Trucking, Inc. CP Energy provides oilfield flowback services and fluid hauling and disposal services through its subsidiaries.
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
On July 1, 2014, Prospect began consolidating CP Holdings. As a result, any transactions between CP Holdings and Prospect are eliminated in consolidation and as such, transactions after July 1, 2014 are not presented below.
The following interest income was accrued and paid from CP Energy to Prospect and recognized by Prospect as interest income:

July 1, 2013 to September 30, 2013	$1,763
July 1, 2014 to September 30, 2014	—
The following interest income was accrued and paid from CP Well Testing to Prospect and recognized by Prospect as interest income:

July 1, 2013 to September 30, 2013	$413
July 1, 2014 to September 30, 2014	—
The following interest income was accrued and subsequently paid from CP Well to Prospect and recognized by Prospect as interest income:

July 1, 2013 to September 30, 2013	$—
July 1, 2014 to September 30, 2014	4,118
At June 30, 2014 and September 30, 2014, $45 and $26 of interest recognized had not yet been paid by CP Well to Prospect and was included by Prospect within interest receivable.
The following managerial assistance payments were paid from CP Energy to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

July 1, 2013 to September 30, 2013	$50
July 1, 2014 to September 30, 2014	—
The following managerial assistance payments were paid from CP Well to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

July 1, 2013 to September 30, 2013	$—
July 1, 2014 to September 30, 2014	75
The following amounts were due from Prospect to Prospect Administration for managerial assistance for CP Well for which Prospect received payment on behalf of Prospect Administration (no direct income was recognized by Prospect):

June 30, 2014	$75
September 30, 2014	13

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

July 1, 2013 to September 30, 2013	$606
July 1, 2014 to September 30, 2014	N/A
Credit Central Loan Company, LLC
Prospect owns 100% of the equity of Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”), a Consolidated Holding Company. Credit Central Delaware owns 74.75% of the equity of Credit Central Holdings, LLC (“Credit Central”), with entities owned by Credit Central management owning the remaining 25.25% of the equity. Credit Central owns 100% of each of Credit Central, LLC, Credit Central South, LLC, Credit Central of Texas, LLC, and Credit Central of Tennessee, LLC. Credit Central is a branch-based provider of installment loans.
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
On July 1, 2014, Prospect began consolidating Credit Central Delaware. As a result, any transactions between Credit Central Delaware and Prospect are eliminated in consolidation and as such, transactions after July 1, 2014 are not presented below.
The following interest payments were paid from Credit Central Delaware to Prospect and recognized by Prospect as interest income:

July 1, 2013 to September 30, 2013	$1,968
July 1, 2014 to September 30, 2014	N/A
The following interest payments were paid from Credit Central to Prospect and recognized by Prospect as interest income:

July 1, 2013 to September 30, 2013	$—
July 1, 2014 to September 30, 2014	1,857
The following royalty payments were paid from Credit Central Delaware to Prospect and recognized by Prospect as other income:

July 1, 2013 to September 30, 2013	$119
July 1, 2014 to September 30, 2014	N/A
The following managerial assistance payments were paid from Credit Central to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

July 1, 2013 to September 30, 2013	$175
July 1, 2014 to September 30, 2014	175

The following amounts were due from Credit Central Delaware to Prospect for interest and included by Prospect within other receivables on the respective Consolidated Statement of Assets and Liabilities:

June 30, 2014	$20
September 30, 2014	N/A
The following amounts were due from Credit Central to Prospect for interest and included by Prospect within other receivables on the respective Consolidated Statement of Assets and Liabilities:

June 30, 2014	$—
September 30, 2014	10
At June 30, 2014 and September 30, 2014, $10 of interest recognized had not been paid by Credit Central to Prospect and was included by Prospect within interest receivable.

The following amounts were due to Credit Central from Prospect for reimbursement of expenses and included by Prospect within other liabilities on the respective Consolidated Statement of Assets and Liabilities:

June 30, 2014	$—
September 30, 2014	35
The following amounts were due from Prospect to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Credit Central Delaware for which Prospect received payment on behalf of Prospect Administration (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the expenses of Prospect Administration resulting in a reduction of the overhead allocation from Prospect Administration):

June 30, 2014	$175
September 30, 2014	N/A
Echelon Aviation LLC
Prospect owns 100% of the membership interests of Echelon Aviation LLC (“Echelon”). Echelon owns 60.7% of the equity of AerLift Leasing Limited (“AerLift”).
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
On July 1, 2014, Prospect sold a $400 participation in the Senior Secured Revolving Credit Facility, equal to 0.51% of the outstanding principal amount on that date.
On September 15, 2014, Echelon made an optional partial prepayment of $37,313 of the Senior Secured Revolving Credit Facility outstanding.
On September 30, 2014, Prospect made an additional $5,800 investment in the membership interests of Echelon.
The following interest payments were paid from Echelon to Prospect and recognized by Prospect as interest income:

July 1, 2013 to September 30, 2013	$—
July 1, 2014 to September 30, 2014	2,563
The following managerial assistance payments were paid from Echelon to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

July 1, 2013 to September 30, 2013	$—
July 1, 2014 to September 30, 2014	63

At June 30, 2014 and September 30, 2014, $63 and $0 of managerial assistance had been received by Prospect from Echelon and had not yet been paid to Prospect Administration, respectively. These amounts were included by Prospect in Due to Prospect Administration on the respective Consolidated Statement of Assets and Liabilities (no income was recognized by Prospect).

The following amounts were due from Echelon to Prospect for reimbursement of expenses paid by Prospect on behalf of Echelon and included by Prospect within other receivables on the respective Consolidated Statement of Assets and Liabilities (no income was recognized by Prospect):

June 30, 2014	$78
September 30, 2014	72
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

July 1, 2014 to September 30, 2014	$5
The following amounts were due from Prospect to Prospect Administration for managerial assistance for Echelon for which Prospect received payment on behalf of Prospect Administration (no direct income was recognized by Prospect):

July 1, 2014 to September 30, 2014	$125

Energy Solutions Holdings Inc.
Prospect owns 100% of the equity of Energy Solutions Holdings Inc. (f/k/a Gas Solutions Holdings Inc.) (“Energy Solutions”), a Consolidated Holding Company. Energy Solutions owns 100% of each of Change Clean Energy Holdings, LLC (“Change Clean”), Freedom Marine Solutions Holdings, LLC (“Freedom Marine”) and Yatesville Coal, LLC (“Yatesville”). Freedom Marine owns 100% of each of Vessel Holdings, LLC ("Vessel"), Vessel Holdings II, LLC (“Vessel II”) and Vessel Holdings III, LLC (“Vessel III”). Yatesville owns 100% of North Fork Collieries, LLC. Change Clean owns 100% of Change Clean Energy, LLC, Down East Power Company, LLC and 50.1% of BioChips LLC. Energy Solutions owns interests in companies operating in the energy sector. These include companies operating offshore supply vessels, ownership of a non-operating biomass electrical generation plant and several coal mines. Energy Solutions subsidiaries formerly owned interests in gathering and processing business in east Texas. As of July 1, 2011, the cost basis of our investment in Energy Solutions, including debt and equity, was $42,003.
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

On January 4, 2012, Energy Solutions sold its gas gathering and processing assets held in Gas Solutions Ltd. (“Gas Solutions”) for a sale price of $199,805, adjusted for the final working capital settlement, including a potential earnout of $28,000 that may be paid based on the future performance of Gas Solutions. Through June 30, 2014, Prospect has not accrued income for any portion of the $28,000 potential payment. After expenses, including structuring fees of $9,966 paid to us, and $3,152 of third-party expenses, Gas Solutions LP LLC and Gas Solutions GP LLC, subsidiaries of Gas Solutions, received $157,100 and $1,587 in cash, respectively, subsequently distributed these amounts, $158,687 in total, to Energy Solutions. The sale of Gas Solutions by Energy Solutions resulted in significant earnings and profits, as defined by the Code, at Energy Solutions for calendar year 2012. As a result, 2012 distributions from Energy Solutions to us were required to be recognized as dividend income, in accordance with ASC 946, as there were current year earnings and profits sufficient to support such recognition.
In June 2014, Yatesville Coal Holdings, LLC was renamed Yatesville Coal Company, LLC (continues as “Yatesville”) and Change Clean Energy Holdings, LLC was renamed Change Clean Energy Company, LLC (continues as “Change Clean”).
On July 1, 2014, Prospect began consolidating Energy Solutions. As a result, any transactions between Energy Solutions and Prospect are eliminated in consolidation and as such, transactions after July 1, 2014 are not presented below.
The following cash payments from Energy Solutions to Prospect were recorded as a repayment of loan receivable by Prospect:

July 1, 2013 to September 2013	$4,250
July 1, 2014 to September 2014	N/A
The following interest income, including prepayment penalty fees, was accrued and paid from Energy Solutions to Prospect for interest due and recognized by Prospect as interest income:

July 1, 2013 to September 2013	$2,773
July 1, 2014 to September 2014	N/A
The following managerial assistance payments were paid from Energy Solutions to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

July 1, 2013 to September 2013	$45
July 1, 2014 to September 2014	N/A
The following amounts were due from Prospect to Prospect Administration for reimbursement of managerial assistance payments for which Prospect received payment on behalf of Prospect Administration (no direct income was recognized by Prospect):

June 30, 2014	$45
September 30, 2014	N/A
First Tower Finance Company LLC
Prospect owns 100% of the equity of First Tower Holdings of Delaware LLC (“First Tower Delaware”), a Consolidated Holding Company. First Tower Delaware owns 80.1% of First Tower Finance Company LLC (“First Tower Finance”). First Tower Finance owns 100% of First Tower, LLC (“First Tower”), a multiline specialty finance company.
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
On July 1, 2014, Prospect began consolidating First Tower Delaware. As a result, any transactions between First Tower Delaware and Prospect are eliminated in consolidation and as such, transactions after July 1, 2014 are not presented below.
The following dividends were declared and paid from First Tower Finance to First Tower Delaware and recognized as dividend income by First Tower Delaware:

July 1, 2013 to September 2013	$13,760
July 1, 2014 to September 2014	N/A
All dividends were paid from earnings and profits of First Tower Finance.
The following cash distributions were declared and paid from First Tower Finance to First Tower Delaware and recorded as a return of capital by Prospect:

July 1, 2013 to September 2013	$—
July 1, 2014 to September 2014	3,851
The following interest income was accrued and paid from First Tower Delaware to Prospect for interest due and recognized by Prospect as interest income:

July 1, 2013 to September 2013	$13,532
July 1, 2014 to September 2014	N/A
The following interest income was accrued and subsequently paid from First Tower to Prospect for interest due and recognized by Prospect as interest income:

July 1, 2013 to September 2013	N/A
July 1, 2014 to September 2014	10,916
At June 30, 2014 and September 30, 2014, $147 and $119 of interest recognized above had not yet been paid by First Tower to Prospect and was included by Prospect within interest receivable.
The following royalty payments were paid from First Tower Delaware to Prospect and recognized by Prospect as other income:

July 1, 2013 to September 2013	$699
July 1, 2014 to September 2014	N/A
The following managerial assistance payments were paid from First Tower Delaware to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

July 1, 2013 to September 30, 2013	$600
July 1, 2014 to September 30, 2014	—
At September 30, 2014, $600 of managerial assistance had not yet been paid by First Tower Delaware to Prospect. This was recognized as an expense by Prospect and was included within Due to Prospect Administration.

The following amounts were due from First Tower Delaware to Prospect for reimbursement of expenses paid by Prospect on behalf of First Tower Delaware and included by Prospect within other receivables on the respective Consolidated Statement of Assets and Liabilities:

June 30, 2014	$37
September 30, 2014	N/A
The following amounts were due from First Tower to Prospect for reimbursement of expenses paid by Prospect on behalf of First Tower and included by Prospect within other receivables on the respective Consolidated Statement of Assets and Liabilities:

June 30, 2014	$—
September 30, 2014	13
Freedom Marine Solutions, LLC
Prospect owns 100% of the equity of Energy Solutions Holdings Inc. (f/k/a Gas Solutions Holdings Inc.) (“Energy Solutions”), a Consolidated Holding Company. Energy Solutions owns 100% of Freedom Marine Solutions Holdings, LLC (“Freedom Marine”). Freedom Marine owns 100% of each of Vessel Holdings, LLC ("Vessel"), Vessel Holdings II, LLC (“Vessel II”) and Vessel Holdings III, LLC (“Vessel III”).
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
In June 2014, Freedom Marine Services Holdings, LLC was renamed Freedom Marine Solutions, LLC (continues as “Freedom Marine”), Vessel Holdings, LLC was renamed Vessel Company, LLC (continues as “Vessel”), Vessel Holdings II, LLC was renamed Vessel Company II, LLC (continues as “Vessel II”), Vessel Holdings III, LLC was renamed Vessel Company III, LLC (continues as “Vessel III”), Yatesville Coal Holdings, LLC was renamed Yatesville Coal Company, LLC (continues as “Yatesville”) and Change Clean Energy Holdings, LLC was renamed Change Clean Energy Company, LLC (continues as “Change Clean”).
The following interest income was accrued and subsequently paid from Vessel to Prospect for interest due and recognized by Prospect as interest income:

July 1, 2013 to September 2013	$163
July 1, 2014 to September 2014	162
At June 30, 2014 and September 30, 2014, $2 and $163 of interest recognized above had not yet been paid by Vessel to Prospect and was included by Prospect within interest receivable.
The following interest payments were accrued and subsequently paid from Vessel II to Prospect and recognized by Prospect as interest income:

July 1, 2013 to September 2013	$—
July 1, 2014 to September 2014	432
At June 30, 2014 and September 30, 2014, $5 and $437 of interest recognized above had not yet been paid by Vessel II to Prospect and was included by Prospect within interest receivable.
The following interest payments were accrued and subsequently paid from Vessel III to Prospect and recognized by Prospect as interest income:

July 1, 2013 to September 2013	$—
July 1, 2014 to September 2014	532

At June 30, 2014 and September 30, 2014, $6 and $537 of interest recognized above had not yet been paid by Vessel III to Prospect and was included by Prospect within interest receivable.
At September 30, 2014, $75 of managerial assistance had not yet been paid by Freedom Marine to Prospect and was included by Prospect within other receivables due from Freedom Marine and other liabilities due to Prospect Administration.
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
On November 8, 2013, Gulf Coast issued $25,950 of convertible preferred stock to Prospect (representing 99.9% of the voting securities of Gulf Coast) in exchange for crediting the same amount to the first lien term loan previously outstanding, leaving a first lien loan balance of $15,000. Prior to this conversion, Prospect was just a lender to Gulf Coast and the investment was not a controlled investment. On November 29, 2013 and December 16, 2013, Prospect provided an additional $1,000 and $1,500, respectively, to fund working capital needs, increasing the first lien loan balance to $17,500.
On August 21, 2014, Prospect made an additional $2,000 investment in the first lien term loan to Gulf Coast.
The following interest income was accrued and subsequently paid from Gulf Coast to Prospect for interest due and recognized by Prospect as interest income:

July 1, 2013 to September 30, 2013	N/A
July 1, 2014 to September 30, 2014	523
At June 30, 2014 and September 30, 2014, $6 of interest recognized had not yet been paid by Gulf Coast to Prospect and was included by Prospect within interest receivable.
The following amounts were due from Gulf Coast to Prospect for reimbursement of expenses paid by Prospect on behalf of Gulf Coast and included by Prospect within other receivables on the respective Consolidated Statement of Assets and Liabilities (no income recognized by Prospect):

June 30, 2014	$—
September 30, 2014	384
Harbortouch Payments, LLC
Prospect owns 100% of the equity of Harbortouch Holdings of Delaware Inc. (“Harbortouch Delaware”), a Consolidated Holding Company. Harbortouch Delaware owns 100% of the Class C voting units of Harbortouch Payments, LLC (“Harbortouch”), which provide for a 53.5% residual profits allocation. Harbortouch management owns 100% of the Class B and D voting units of Harbortouch, which provide for a 46.5% residual profits allocation. Harbortouch owns 100% of Credit Card Processing USA, LLC. Harbortouch is a provider of transaction processing services and point-of sale equipment used by merchants across the United States.
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

On April 1, 2014, Prospect made a new $137,226 senior secured term loan to Harbortouch. Harbortouch then distributed this amount to Harbortouch Delaware as a return of capital which was used to pay down the $123,000 senior secured note from Harbortouch Delaware to Prospect. The remaining $14,226 was distributed to Prospect as a return of capital of Prospect’s equity investment in Harbortouch Delaware. Harbortouch Delaware continues to own 100% of Harbortouch’s Class C voting units, which provide for a 53.5% residual profits allocation from Harbortouch.
On July 1, 2014, Prospect began consolidating Harbortouch Delaware. As a result, any transactions between Harbortouch Delaware and Prospect are eliminated in consolidation and as such, transactions after July 1, 2014 are not presented below.
On September 30, 2014, Prospect made a new $26,431 senior secured term loan to Harbortouch to support an acquisition. As part of the transaction, Prospect received $530 of structuring fees (which was recognized by Prospect as structuring fee income) and $49 of amendment fees.
The following dividends were declared and paid from Harbortouch to Prospect and recognized as dividend income by Prospect:

July 1, 2013 to September 2013	N/A
July 1, 2014 to September 2014	14
The following interest income was accrued and subsequently paid from Harbortouch to Prospect for interest due and recognized by Prospect as interest income:

July 1, 2013 to September 30, 2013	N/A
July 1, 2014 to September 30, 2014	6,874
At June 30, 2014 and September 30, 2014, $1,962 and $3,900 of interest recognized had not yet been paid by Harbortouch to Prospect and was included by Prospect within interest receivable, respectively.
The following managerial assistance payments were paid from Harbortouch to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

July 1, 2013 to September 30, 2013	N/A
July 1, 2014 to September 30, 2014	125
At June 30, 2014 and September 30, 2014, $125 was included by Prospect in Due to Prospect Administration on the respective Consolidated Statement of Assets and Liabilities.
The following payments were paid from Harbortouch to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Harbortouch (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

July 1, 2013 to September 30, 2013	N/A
July 1, 2014 to September 30, 2014	31
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
Manx Energy, Inc.
As of June 30, 2014, Prospect owns 41% of the equity of Manx Energy, Inc. (“Manx”). Manx was formed on January 19, 2010 for the purpose of rolling up the assets of existing Prospect portfolio companies, Coalbed, LLC (“Coalbed”), Appalachian Energy Holdings, LLC (“AEH”) and Kinley Exploration LLC. The three companies were combined under new common management.
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
MITY, Inc.
Prospect owns 100% of the equity of MITY Holdings of Delaware Inc. (“MITY Delaware”), a Consolidated Holding Company. MITY Delaware holds 94.99% of the equity of MITY Enterprises, Inc. (“MITY”), with management of MITY owning the remaining 5.01% of the equity of MITY. MITY owns 100% of each of MITY-Lite, Inc. (“MITY-Lite”), Broda Enterprises USA, Inc. (“Broda USA”) and Broda Enterprises ULC (“Broda Canada”). MITY is a designer, manufacturer and seller of multipurpose room furniture and specialty healthcare seating products.
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
On September 19, 2013, Prospect made an additional $18,250 senior secured debt investment in MITY. The proceeds were used to repay existing third-party indebtedness, pay $365 of structuring fees from MITY to Prospect (which was recognized by Prospect as structuring fee income), pay $1,143 of third party expenses and $2,580 was retained by MITY for working capital. Members of management of MITY purchased additional shares of common stock of MITY, reducing MITY Delaware’s ownership to 94.99%. MITY, MITY-Lite and Broda USA are joint borrowers on the senior secured debt of MITY.
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
On July 1, 2014, Prospect began consolidating MITY Delaware. As a result, any transactions between MITY Delaware and Prospect are eliminated in consolidation and as such, transactions after July 1, 2014 are not presented below.
On July 17, 2014, Prospect funded $500 of MITY's senior secured revolving facility.

The following interest payments were paid from Broda to MITY Delaware and recognized by Prospect as interest income:

July 1, 2013 to September 30, 2013	$—
July 1, 2014 to September 30, 2014	172
The following interest income was accrued by Prospect for interest due from MITY Delaware and recognized by Prospect as interest income:

July 1, 2013 to September 30, 2013	$137
July 1, 2014 to September 30, 2014	N/A
The following interest income was accrued by Prospect for interest due from MITY and recognized by Prospect as interest income:

July 1, 2013 to September 30, 2013	$61
July 1, 2014 to September 30, 2014	1,291
At June 30, 2014 and September 30, 2014, $14 of interest recognized above had not yet been paid by MITY to Prospect and was included by Prospect within interest receivable.
The following managerial assistance payments were paid from MITY to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

July 1, 2013 to September 30, 2013	$—
July 1, 2014 to September 30, 2014	85
At June 30, 2014 and September 30, 2014, $10 and $0 of managerial assistance recognized had not yet been paid by MITY to Prospect and was included by Prospect within other receivables due from MITY and other liabilities due to Prospect Administration.

The following payments were paid from MITY Delaware to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to MITY Delaware (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

July 1, 2013 to September 30, 2013	$311
July 1, 2014 to September 30, 2014	N/A
The following amounts were due from Prospect to Prospect Administration for reimbursement for legal, tax and portfolio level accounting services provided directly to MITY for which Prospect received payment on behalf of Prospect Administration (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

June 30, 2014	$75
September 30, 2014	N/A
The following amounts were due from MITY Delaware to Prospect for reimbursement of expenses and included by Prospect within other receivables on the respective Consolidated Statement of Assets and Liabilities (no income was recognized by Prospect):

June 30, 2014	$3
September 30, 2014	N/A
The following amounts were due from MITY to Prospect for reimbursement of expenses and included by Prospect within other receivables on the respective Consolidated Statement of Assets and Liabilities (no income was recognized by Prospect):

June 30, 2014	$—
September 30, 2014	3
At September 30, 2014, Prospect had a $7 payable to MITY for reimbursement in excess of expenses which was subsequently utilized to pay other expenses by Prospect on behalf of MITY.

National Property REIT, Corp.
Prospect owns 100% of the equity of NPH Property Holdings, LLC (“NPH”), a Consolidated Holding Company. NPH owns 100% of the common equity of National Property Holdings Corp. (“NPRC”). NPRC is a Maryland corporation and a qualified REIT for federal income tax purposes. In order to qualify as a REIT, NPRC issued 125 shares of Series A Cumulative Non-Voting Preferred Stock to 125 accredited investors. The preferred stockholders are entitled to receive cumulative dividends semi-annually at an annual rate of 12.5% and do not have the ability to participate in the management or operation of NPRC.
NPRC was formed to acquire, operate, finance, lease, manage, and sell a portfolio of real estate assets and engage in any and all other activities as may be necessary, incidental or convenient to carry out the foregoing. NPRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties. Additionally, through its wholly-owned subsidiaries, NPRC invests in peer-to-peer consumer loans.
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
On July 1, 2014, Prospect began consolidating NPH. As a result, any transactions between NPH and Prospect are eliminated in consolidation and as such, transactions after July 1, 2014 are not presented below.
During the three months ended September 30, 2014, Prospect made nine follow-on investments in NPRC totaling $37,500 to support the online lending initiative. Prospect invested $5,625 of equity through NPH and $31,875 of debt directly to NPRC.

The following interest income was accrued and subsequently paid by NPRC to Prospect and recognized by Prospect as interest income:

July 1, 2013 to September 30, 2013	N/A
July 1, 2014 to September 30, 2014	3,309
At June 30, 2014 and September 30, 2014, $0 and $44 of interest recognized had not yet been paid by NPRC to Prospect and was included by Prospect within interest receivable, respectively.
At June 30, 2014 and September 30, 2014, $0 and $1,183 of interest from NPRC was capitalized payment-in-kind interest and was included by Prospect in the investment cost basis, respectively.
The following royalty payments were paid from NPRC to Prospect and recognized by Prospect as other income:

July 1, 2013 to September 30, 2013	N/A
July 1, 2014 to September 30, 2014	293
The following managerial assistance payments were paid from NPRC to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

July 1, 2013 to September 30, 2013	N/A
July 1, 2014 to September 30, 2014	128
The following amounts were due from Prospect to Prospect Administration for managerial assistance payments for which Prospect received payment on behalf of Prospect Administration (no direct income was recognized by Prospect):

June 30, 2014	$128
September 30, 2014	128
The following payments were paid from NPRC to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to NPRC (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

July 1, 2013 to September 30, 2013	N/A
July 1, 2014 to September 30, 2014	60
The following amounts were due from NPH to Prospect for reimbursement of expenses paid by Prospect on behalf of NPH and included by Prospect within other receivables on the respective Consolidated Statement of Assets and Liabilities:

June 30, 2014	$7
September 30, 2014	N/A
The following amounts were due from NPRC to Prospect for reimbursement of expenses paid by Prospect on behalf of NPRC and included by Prospect within other receivables on the respective Consolidated Statement of Assets and Liabilities:

June 30, 2014	N/A
September 30, 2014	14

Nationwide Acceptance LLC
Prospect owns 100% of the membership interests of Nationwide Acceptance Holdings LLC (“Nationwide Holdings”), a Consolidated Holding Company. Nationwide Holdings owns 93.79% of the equity of Nationwide Acceptance LLC (“Nationwide”), with members of Nationwide management owning the remaining 6.21% of the equity.
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
On July 1, 2014, Prospect began consolidating Nationwide Holdings. As a result, any transactions between Nationwide Holdings and Prospect are eliminated in consolidation and as such, transactions after July 1, 2014 are not presented below.
On September 30, 2014, Prospect made an additional $938 equity investment in Nationwide.
The following dividends were declared and paid from Nationwide to Nationwide Holdings and recorded as dividend income by Nationwide Holdings:

July 1, 2013 to September 30, 2013	$2,113
July 1, 2014 to September 30, 2014	N/A
The following dividends were paid from Nationwide to Nationwide Holdings and recognized by Prospect as dividend income:

July 1, 2013 to September 30, 2013	$—
July 1, 2014 to September 30, 2014	671
All dividends were paid from earnings and profits of the company paying the dividend.
The following interest income was accrued and subsequently paid from Nationwide Holdings to Prospect for interest due and recognized by Prospect as interest income:

July 1, 2013 to September 30, 2013	$1,089
July 1, 2014 to September 30, 2014	N/A
The following interest income was accrued and subsequently paid from Nationwide to Prospect for interest due and recognized by Prospect as interest income:

July 1, 2013 to September 30, 2013	$—
July 1, 2014 to September 30, 2014	758
At June 30, 2014 and September 30, 2014, $58 of interest recognized had not yet been paid by Nationwide to Prospect and was included by Prospect within interest receivable.
The following royalty payments were paid from Nationwide Holdings to Prospect and recognized by Prospect as other income:

July 1, 2013 to September 30, 2013	$106
July 1, 2014 to September 30, 2014	N/A

The following managerial assistance payments were paid from Nationwide to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

July 1, 2013 to September 30, 2013	$100
July 1, 2014 to September 30, 2014	100
At June 30, 2014 and September 30, 2014, $100 and $100 of managerial assistance had been received by Prospect from Nationwide and had not yet been paid to Prospect Administration, respectively. These amounts were included by Prospect in Due to Prospect Administration on the respective Consolidated Statement of Assets and Liabilities.
The following amounts were due from Nationwide Holdings to Prospect for reimbursement of expenses paid by Prospect and included by Prospect within other receivables on the respective Consolidated Statement of Assets and Liabilities (no income was recognized by Prospect):

June 30, 2014	$2
September 30, 2014	N/A
The following amounts were due from Nationwide to Prospect for reimbursement of expenses paid by Prospect and included by Prospect within other receivables on the respective Consolidated Statement of Assets and Liabilities (no income was recognized by Prospect):

June 30, 2014	$—
September 30, 2014	1
NMMB, Inc.
Prospect owns 100% of the equity of NMMB Holdings, Inc. (“NMMB Holdings”), a Consolidated Holding Company. NMMB Holdings owns 92.93% of the fully-diluted equity of NMMB, Inc. (“NMMB,” previously NMMB Acquisition, Inc.), with NMMB management owning the remaining 7.07% of the equity. NMMB owns 100% of Refuel Agency, Inc. (“Refuel Agency”). Refuel Agency owns 100% of Armed Forces Communications, Inc. (“Armed Forces”). NMMB is an advertising media buying business.
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
On July 1, 2014, Prospect began consolidating NMMB Holdings. As a result, any transactions between NMMB Holdings and Prospect are eliminated in consolidation and as such, transactions after July 1, 2014 are not presented below.

The following interest income was accrued and subsequently paid to Prospect for interest due from NMMB Holdings and recognized by Prospect as interest income:

July 1, 2013 to September 30, 2013	$107
July 1, 2014 to September 30, 2014	N/A
The following interest income was accrued by Prospect for interest due from NMMB and recognized by Prospect as interest income:

July 1, 2013 to September 30, 2013	$571
July 1, 2014 to September 30, 2014	406
At June 30, 2014 and September 30, 2014, $4 and $411 of interest recognized above had not yet been paid by NMMB to Prospect and was included by Prospect within interest receivable.
The following managerial assistance payments were paid from NMMB Holdings to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

July 1, 2013 to September 30, 2013	$100
July 1, 2014 to September 30, 2014	N/A
At June 30, 2014 and September 30, 2014, $300 and $400 of managerial assistance due had not yet been paid by NMMB to Prospect and was included by Prospect within other receivables.
R-V Industries, Inc.
As of July 1, 2011 and continuing through September 30, 2014, Prospect owns 88.27% of the fully-diluted equity of R-V Industries, Inc. (“R-V”), with R-V management owning the remaining 11.73% of the equity. As of June 30, 2011, Prospect’s equity investment cost basis was $1,682 and $5,087 for warrants and common stock, respectively.
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
The following dividends were paid from R-V to Prospect and recognized by Prospect as dividend income:

July 1, 2013 to September 30, 2013	$75
July 1, 2014 to September 30, 2014	74
All dividends were paid from earnings and profits of R-V.
The following income was accrued and subsequently paid from R-V to Prospect and recognized by Prospect as interest income:

July 1, 2013 to September 30, 2013	$819
July 1, 2014 to September 30, 2014	760
The following managerial assistance payments were paid from R-V to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

July 1, 2013 to September 30, 2013	$45
July 1, 2014 to September 30, 2014	45

The following amounts were due from Prospect to Prospect Administration for reimbursement of managerial assistance payments for which Prospect received payment on behalf of Prospect Administration (no direct income was recognized by Prospect):

June 30, 2014	$45
September 30, 2014	45
United Property REIT Corp.
Prospect owns 100% of the equity of UPH Property Holdings, LLC (“UPH”), a Consolidated Holding Company. UPH owns 100% of the common equity of United Property Holdings Corp. (“UPRC”). UPRC is a Maryland corporation and a qualified REIT for federal income tax purposes. In order to qualify as a REIT, UPRC issued 125 shares of Series A Cumulative Non-Voting Preferred Stock to 125 accredited investors. The preferred stockholders are entitled to receive cumulative dividends semi-annually at an annual rate of 12.5% and do not have the ability to participate in the management or operation of UPRC.
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
On July 1, 2014, Prospect began consolidating UPH. As a result, any transactions between UPH and Prospect are eliminated in consolidation and as such, transactions after July 1, 2014 are not presented below.
On August 19,  2014, Prospect made a $5,287 investment in UPRC, of which $4,494 was a Senior Term Loan directly to UPRC and $793 was used to purchase additional membership interests of UPH. The proceeds were utilized by UPH to purchase additional UPRC common equity for $793. The proceeds were utilized by UPRC to purchase an 85.0% ownership interest in Michigan Storage, LLC for $4,886 with $401 retained by UPRC for working capital. Michigan Storage, LLC was purchased by UPRC for $17,885 which included debt financing and minority interest of $13,410 and $926, respectively. The remaining proceeds were used to pay $97 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), $1,142 of third party expenses, $1 for legal services provided by attorneys at Prospect Administration, and $97 retained by UPRC for working capital.
On August 27, 2014, Prospect made a $5,759 investment in UPRC, of which $4,895 was a Senior Term Loan directly to UPRC and $864 was used to purchase additional membership interests of UPH. The proceeds were utilized by UPH to purchase additional UPRC common equity for $864. The proceeds were utilized by UPRC to purchase an 85.0% ownership interest in Michigan Storage, LLC for $5,755 with $4 retained by UPRC for working capital. Michigan Storage, LLC was purchased by UPRC for $20,390 which included debt financing and minority interest of $15,295 and $1,013, respectively. The remaining proceeds were used to pay $114 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), $1,523 of third party expenses and $36 retained by UPRC for working capital.

On September 29, 2014, Prospect made a $22,618 investment in UPRC, of which $19,225 was a Senior Term Loan and $3,393 was used to purchase additional membership interests of UPH. The proceeds were utilized by UPH to purchase additional UPRC common equity for $3,393. The proceeds were utilized by UPRC to purchase a 85.0% ownership interest in Canterbury Green Apartments Holdings, LLC for $22,036 with $582 retained by UPRC for working capital. Canterbury Green Apartments Holdings, LLC was purchased by UPRC for $85,500 which included debt financing and minority interest of $65,825 and $1,787, respectively. The remaining proceeds were used to pay $432 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), $1,537 of third party expenses, $82 of legal services provided by attorneys at Prospect Administration, and $1,248 of pre-paid assets, with $849 retained by UPRC for working capital.
On September 30, 2014, Prospect made a $22,216 investment in UPRC, of which $18,900 was a Senior Term Loan and $3,316 was used to purchase additional membership interests of UPH. The proceeds were utilized by UPH to purchase additional UPRC common equity for $3,316. The proceeds were utilized by UPRC to purchase a 65.4% ownership interest in Columbus OH Apartment Holdco, LLC for $20,804 and to pay $666 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), with $746 retained by UPRC for working capital. Columbus OH Apartment Holdco, LLC was purchased by UPRC for $106,567 which included debt financing and minority interest of $89,862 and $11,250, respectively. The remaining proceeds were used to pay $7,603 of third party expenses and $7,746 of pre-paid assets.
The following interest income was accrued and subsequently paid by UPRC to Prospect and recognized by Prospect as interest income:

July 1, 2013 to September 30, 2013	N/A
July 1, 2014 to September 30, 2014	693
At June 30, 2014 and September 30, 2014, $6 and $21 of interest recognized above had not yet been paid by UPRC to Prospect and was included by Prospect within interest receivable.
At June 30, 2014 and September 30, 2014, $173 and $162 of interest from UPRC was capitalized payment-in-kind interest and was included by Prospect in the investment cost basis.
The following royalty payments were paid from UPRC to Prospect and recognized by Prospect as other income:

July 1, 2013 to September 30, 2013	N/A
July 1, 2014 to September 30, 2014	74
The following managerial assistance payments were paid from UPRC to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

July 1, 2013 to September 30, 2013	N/A
July 1, 2014 to September 30, 2014	50
The following payments were paid from UPRC to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to UPRC (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

July 1, 2013 to September 30, 2013	N/A
July 1, 2014 to September 30, 2014	59
Valley Electric Company, Inc.
As of September 30, 2014, Prospect owns 100% of the common stock of Valley Electric Holdings I, Inc. (“Valley Holdings I”), a Consolidated Holding Company. Valley Holdings I owns 100% of Valley Electric Holdings II, Inc. (“Valley Holdings II”), a Consolidated Holding Company. Valley Holdings II owns 94.99% of Valley Electric Company, Inc. (“Valley Electric”), with Valley Electric management owning the remaining 5.01% of the equity. Valley Electric owns 100% of the equity of VE Company, Inc., which owns 100% of the equity of Valley Electric Co. of Mt. Vernon, Inc. (“Valley”), a leading provider of specialty electrical services in the state of Washington and among the top 50 electrical contractors in the United States.

On December 31, 2012, Prospect initially invested $52,098 (including 4,141,547 common shares of Prospect at a fair value of $44,650) in exchange for $32,572 was in the form of a senior secured note to Valley Holdings I, a $10,000 senior secured note to Valley (discussed below) and $9,526 to purchase the common stock of Valley Holdings I. The proceeds were partially utilized by Valley Holdings I to purchase 100% of Valley Holdings II common stock for $40,528. The remaining proceeds at Valley Holdings I were used to pay $977 of structuring fees from Valley Holdings I to Prospect (which were recognized by Prospect as structuring fee income), $345 for legal services provided by attorneys at Prospect Administration and $248 was retained by Valley Holdings I for working capital. The $40,528 of proceeds received by Valley Holdings II were subsequently used to purchase 96.3% of Valley Electric’s common stock. The $40,528 proceeds received by Valley Electric, in addition to $1,500 co-invest from management, were used to fund an equity investment in Valley.
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
On July 1, 2014, Prospect began consolidating Valley Holdings I and Valley Holdings II. As a result, any transactions between Valley Holdings I, Valley Holdings II and Prospect are eliminated in consolidation and as such, transactions after July 1, 2014 are not presented below.
The following dividends were declared and paid from Valley to Valley Holdings II, which were subsequently distributed to and recognized as dividend income by Valley Holdings I:

July 1, 2013 to September 30, 2013	$581
July 1, 2014 to September 30, 2014	N/A
All dividends were paid from earnings and profits of Valley and Valley Holdings II.
The following cash payments from Valley to Prospect were recorded as a repayment of loan receivable by Prospect:

July 1, 2013 to September 30, 2013	$50
July 1, 2014 to September 30, 2014	—
The following interest income was accrued and subsequently paid from Valley Holdings I to Prospect and recognized by Prospect as interest income:

July 1, 2013 to September 30, 2013	$1,576
July 1, 2014 to September 30, 2014	N/A
The following payment-in-kind interest was capitalized in the senior secured note to Valley Holdings I and recognized as interest income by Prospect:

July 1, 2013 to September 30, 2013	$783
July 1, 2014 to September 30, 2014	N/A
The following interest income was accrued by Prospect for interest due from Valley and recognized by Prospect as interest income:

July 1, 2013 to September 30, 2013	$272
July 1, 2014 to September 30, 2014	272
At June 30, 2014 and September 30, 2014, $3 and $3 of interest recognized above had not yet been paid by Valley to Prospect and was included by Prospect within interest receivable.

The following payment-in-kind interest was capitalized in the senior secured note to Valley and recognized as interest income by Prospect:

June 30, 2014	$65
September 30, 2014	65
The following interest income was accrued and subsequently paid from Valley Electric to Prospect for interest due and recognized by Prospect as interest income:

July 1, 2013 to September 30, 2013	$—
July 1, 2014 to September 30, 2014	948
At June 30, 2014 and September 30, 2014, $45 and $11 of interest recognized above had not yet been paid by Valley Electric to Prospect and was included by Prospect within interest receivable.
The following payment-in-kind interest was capitalized in the senior secured note to Valley Electric and recognized as interest income by Prospect:

July 1, 2013 to September 30, 2013	$—
July 1, 2014 to September 30, 2014	436
The following royalty payments were paid from Valley Holdings I to Prospect and recognized by Prospect as other income:

July 1, 2013 to September 30, 2013	$28
July 1, 2014 to September 30, 2014	N/A
The following managerial assistance payments were paid from Valley to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

July 1, 2013 to September 30, 2013	$75
July 1, 2014 to September 30, 2014	75
At September 30, 2014, Prospect had a $5 payable to Valley for reimbursement in excess of expenses which was subsequently utilized to pay other expenses by Prospect on behalf of Valley.
Wolf Energy, LLC
Prospect owns 100% of the equity of Wolf Energy Holdings Inc. (“Wolf Energy Holdings”), a Consolidated Holding Company. Wolf Energy Holdings owns 100% of each of Appalachian Energy Holdings, LLC (“AEH”), Coalbed, LLC (“Coalbed”) and Wolf Energy, LLC (“Wolf Energy”). AEH owns 100% of C&S Operating, LLC and Coalbed owns 100% of Coalbed Operator, LLC.
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
Effective June 6, 2014, Appalachian Energy Holdings, LLC was renamed Appalachian Energy LLC (continues as “AEH”).
On July 1, 2014, Prospect began consolidating Wolf Energy Holdings. As a result, any transactions between Wolf Energy Holdings and Prospect are eliminated in consolidation and as such, transactions after July 1, 2014 are not presented below.
During the three months ended September 30, 2014, Prospect determined that the impairment of AEH was other-than temporary and decreased Prospect’s cost basis by $2,050 and recorded a realized loss of $2,042 for the amount that the amortized cost exceeded the fair market value.
There was no income recognized by Prospect from the time Wolf Energy Holdings became a controlled company through September 30, 2014 due to the non-accrual status.
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

Note 16. Financial Highlights
The following is a schedule of financial highlights for the three months ended September 30, 2014 and September 30, 2013:

	Three Months Ended September 30,
	2014	2013
Per Share Data
Net asset value at beginning of period	$10.56	$10.72
Net investment income(1)	0.28	0.32
Net realized (loss) gain on investments(1)	(0.07)	0.01
Net change in unrealized appreciation (depreciation) on investments(1)	0.03	(0.02)
Dividends to shareholders	(0.33)	(0.33)
Common stock transactions(2)	—	0.02
Net asset value at end of period	$10.47	$10.72

Per share market value at end of period	$9.90	$11.17
Total return based on market value(3)	(3.94%)	6.49%
Total return based on net asset value(3)	2.24%	2.96%
Shares of common stock outstanding at end of period	348,504,375	271,404,289
Weighted average shares of common stock outstanding	343,359,061	258,084,153

Ratios/Supplemental Data
Net assets at end of period	$3,647,759	$2,909,755
Portfolio turnover rate	13.80%	3.76%
Annualized ratio of operating expenses to average net assets	11.84%	11.31%
Annualized ratio of net investment income to average net assets	10.40%	11.83%
The following is a schedule of financial highlights for each of the five years in the period ended June 30, 2014:

	Year Ended June 30,
	2014	2013	2012	2011	2010
Per Share Data
Net asset value at beginning of year	$10.72	$10.83	$10.36	$10.30	$12.40
Net investment income(1)	1.19	1.57	1.63	1.10	1.13
Net realized (loss) gain on investments(1)	(0.01)	(0.13)	0.32	0.19	(0.87)
Net change in unrealized (depreciation) appreciation on investments(1)	(0.12)	(0.37)	(0.28)	0.09	0.07
Dividends to shareholders	(1.32)	(1.28)	(1.22)	(1.21)	(1.33)
Common stock transactions(2)	0.10	0.10	0.02	(0.11)	(1.22)
Fair value of equity issued for Patriot acquisition	—	—	—	—	0.12
Net asset value at end of year	$10.56	$10.72	$10.83	$10.36	$10.30

Per share market value at end of year	$10.63	$10.80	$11.39	$10.11	$9.65
Total return based on market value(3)	10.88%	6.24%	27.21%	17.22%	17.66%
Total return based on net asset value(3)	10.97%	10.91%	18.03%	12.54%	(6.82%)
Shares of common stock outstanding at end of year	342,626,637	247,836,965	139,633,870	107,606,690	69,086,862
Weighted average shares of common stock outstanding	300,283,941	207,069,971	114,394,554	85,978,757	59,429,222

Ratios/Supplemental Data
Net assets at end of year	$3,618,182	$2,656,494	$1,511,974	$1,114,357	$711,424
Portfolio turnover rate	15.21%	29.24%	29.06%	27.63%	21.61%
Annualized ratio of operating expenses to average net assets	11.11%	11.50%	10.73%	8.47%	7.54%
Annualized ratio of net investment income to average net assets	11.18%	14.86%	14.92%	10.60%	10.69%

(1)	Financial highlights are based on the weighted average number of common shares outstanding for the period presented (except for dividends to shareholders which is based on actual rate per share).

(2)
Common stock transactions include the effect of our issuance of common stock in public offerings (net of underwriting and offering costs), shares issued in connection with our dividend reinvestment plan and shares issued to acquire investments. The fair value of equity issued to acquire portfolio investments from Patriot has been presented separately for the year ended June 30, 2010.

(3)
Total return based on market value is based on the change in market price per share between the opening and ending market prices per share in each period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in each period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. For periods less than a year, the return is not annualized.

Note 17. Selected Quarterly Financial Data (Unaudited)
The following table sets forth selected financial data for each quarter within the three years ending June 30, 2015.

	Investment Income		Net Investment Income		Net Realized and Unrealized Losses		Net Increase in Net Assets from Operations
Quarter Ended	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)
September 30, 2012	123,636	0.76	74,027	0.46	(26,778)	(0.17)	47,249	0.29
December 31, 2012	166,035	0.85	99,216	0.51	(52,727)	(0.27)	46,489	0.24
March 31, 2013	120,195	0.53	59,585	0.26	(15,156)	(0.07)	44,429	0.20
June 30, 2013	166,470	0.68	92,096	0.38	(9,407)	(0.04)	82,689	0.34

September 30, 2013	161,034	0.62	82,337	0.32	(2,437)	(0.01)	79,900	0.31
December 31, 2013	178,090	0.62	92,215	0.32	(6,853)	(0.02)	85,362	0.30
March 31, 2014	190,327	0.60	98,523	0.31	(16,422)	(0.06)	82,101	0.26
June 30, 2014	182,840	0.54	84,148	0.25	(12,491)	(0.04)	71,657	0.21

September 30, 2014	202,021	0.59	94,463	0.28	(10,355)	(0.04)	84,108	0.24

(1)
Per share amounts are calculated using the weighted average number of common shares outstanding for the period presented. As such, the sum of the quarterly per share amounts above will not necessarily equal the per share amounts for the fiscal year.

Note 18. Subsequent Events
During the period from September 26, 2014 through October 29, 2014 (with settlement dates of October 1, 2014 to November 3, 2014), we sold 3,954,195 shares of our common stock at an average price of $9.76 per share, and raised $38,574 of gross proceeds, under the ATM Program. Net proceeds were $38,377 after commissions to the broker-dealer on shares sold and offering costs.
On October 3, 2014, we sold our $35,000 investment in Babson CLO Ltd. 2011-I and realized a loss on the sale.
On October 6, 2014, we made a $35,221 follow-on investment in Onyx Payments to fund an acquisition.
On October 7, 2014, Grocery Outlet, Inc. repaid the $14,457 loan receivable to us.
On October 8, 2014, we made a $65,000 secured debt investment in Capstone Logistics, LLC, a logistics services portfolio company.
On October 9, 2014, we made an investment of $50,743 to purchase 83.60% of the subordinated notes in Babson CLO Ltd. 2014-III in a co-investment transaction with Priority Income Fund, Inc.
On October 10, 2014, Ajax Rolled Ring & Machine, LLC repaid the $19,337 loan receivable to us.
On October 17, 2014, we made an investment of $48,994 to purchase 90.54% of the subordinated notes in Symphony CLO XV, Ltd.
On October 20, 2014, we sold our $22,000 investment in Galaxy XII CLO, Ltd. and realized a loss on the sale.
On October 21, 2014, we made a $22,500 secured debt investment in Hollander Sleep Products, a manufacturer of bed pillows and mattress pads in the United States.
On October 22, 2014, we issued 138,721 shares of our common stock in connection with the dividend reinvestment plan.
On November 4, 2014, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $5,000,000 of additional debt and equity securities in the public market.

In addition to the transactions noted above, during the period from October 1, 2014 through November 6, 2014, we made seven follow-on investments in NPRC totaling $55,000 to support the online lending initiative. We invested $8,250 of equity through NPH and $46,750 of debt directly to NPRC. In addition, during this period, we received a partial repayment of $10,965 of the NPRC loan previously outstanding and $1,935 as a return of capital on the equity investment in NPRC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(All figures in this item are in thousands except share, per share and other data.)
The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this quarterly report. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed in Part II, "Item 1A. Risk Factors" and "Forward-Looking Statements" appearing elsewhere herein.
Overview
In this report, the terms “Prospect,” “we,” “us” and “our” mean Prospect Capital Corporation and its subsidiaries unless the context specifically requires otherwise.
We are a financial services company that primarily lends to and invests in middle market privately-held companies. We are a closed-end investment company incorporated in Maryland. We have elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940 (the "1940 Act"). As a BDC, we have elected to be treated as a regulated investment company ("RIC"), under Subchapter M of the Internal Revenue Code of 1986 (the "Code"). We invest primarily in senior and subordinated debt and equity of companies in need of capital for acquisitions, divestitures, growth, development, recapitalizations and other purposes. We work with the management teams or financial sponsors to seek investments with historical cash flows, asset collateral or contracted pro-forma cash flows.
On May 15, 2007, we formed a wholly-owned subsidiary Prospect Capital Funding LLC (“PCF”), a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the revolving credit facility at PCF. Our wholly-owned subsidiary Prospect Small Business Lending, LLC (“PSBL”) was formed on January 27, 2014 and purchases a series of small business whole loans on a recurring basis, which are originated by OnDeck Capital, Inc. (“OnDeck”) and Direct Capital Corporation ("Direct Capital"), online small business lenders. Both of these subsidiaries have been consolidated since their formation.
Effective July 1, 2014, we began consolidating certain of our wholly-owned and substantially wholly-owned holding companies formed by us in order to facilitate our investment strategy. As of and for the three months ended September 30, 2014, the following companies are included in our consolidated financial statements: AMU Holdings Inc.; APH Property Holdings, LLC; Arctic Oilfield Equipment USA, Inc.; CCPI Holdings Inc.; CP Holdings of Delaware LLC; Credit Central Holdings of Delaware, LLC; Energy Solutions Holdings Inc.; First Tower Holdings of Delaware LLC; Harbortouch Holdings of Delaware Inc.; MITY Holdings of Delaware Inc.; Nationwide Acceptance Holdings LLC; NMMB Holdings, Inc.; NPH Property Holdings, LLC; STI Holding, Inc.; UPH Property Holdings, LLC; Valley Electric Holdings I, Inc.; Valley Electric Holdings II, Inc.; and Wolf Energy Holdings Inc. We collectively refer to these entities as the "Consolidated Holding Companies."
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
Aircraft Leasing – We invest debt as well as equity in aircraft assets subject to commercial leases to credit-worthy airlines across the globe. These investments present attractive return opportunities due to cash flow consistency from long-lived assets coupled with hard asset collateral. We seek to deliver risk-adjusted returns with strong downside protection by analyzing relative value characteristics across the spectrum of aircraft types of all vintages. Our target portfolio includes both in-production and out-of-production jet and turboprop aircraft and engines, operated by airlines across the globe. This strategy comprised approximately 1.5% of our business in the fiscal year ended June 30, 2014 and less than 1% as of September 30, 2014.
Online Lending – We make investments in loans originated by certain consumer loan and small and medium sized business (“SME”) originators. We purchase each loan in its entirety (i.e., a “whole loan”). The borrowers are consumers and SMEs. The loans are typically serviced by the originators of the loans. This strategy comprised approximately 1% of our business in the fiscal year ended June 30, 2014 and less than 1% as of September 30, 2014.
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
We hold many of our control investments in a two-tier structure consisting of a holding company and one or more related operating companies for tax purposes. These holding companies serve various business purposes including concentration of management teams, optimization of third party borrowing costs, improvement of supplier, customer, and insurance terms, and enhancement of co-investments by the management teams. In these cases, our investment in the holding company, generally as equity, its equity investment in the operating company and along with any debt from us directly to the operating company structure represents our total exposure for the investment. As of September 30, 2014, as shown in our Consolidated Schedule of Investments, the cost basis and fair value of our investments in controlled companies is $1,721,493 and $1,659,997, respectively. This structure gives rise to several of the risks described in our public documents and highlighted in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2014. On July 1, 2014, we began consolidating all wholly-owned and substantially wholly-owned holding companies formed by us for the purpose of holding our controlled investments in operating companies. There were no significant effects of consolidating these holding companies as they hold minimal assets other than their investments in the controlled operating companies. Investment company accounting prohibits the consolidation of any operating companies.

We seek to be a long-term investor with our portfolio companies. The aggregate fair value of our portfolio investments was $6,253,493 and $6,253,739 as of September 30, 2014 and June 30, 2014, respectively. During the three months ended September 30, 2014, our net cost of investments decreased by $12,802, or 0.2%, as a result of the following: six new investments, several follow-on investments, and three revolver advances totaling $881,318 (including structuring fees of $10,515); payment-in-kind interest of $5,887; net amortization of discounts and premiums of $13,952; and full repayments on eight investments, sale of four investments, and several partial prepayments and amortization payments totaling $863,144, net of realized losses totaling $22,911.
Compared to the end of last fiscal year (ended June 30, 2014), net assets increased by $29,577, or 0.8%, during the three months ended September 30, 2014, from $3,618,182 to $3,647,759. This increase resulted from the issuance of new shares of our common stock (less offering costs) in the amount of $56,095, dividend reinvestments of $3,640, and $84,108 from operations. These increases, in turn, were offset by $114,266 in dividend distributions to our stockholders. The $84,108 from operations is net of the following: net investment income of $94,463, net realized loss on investments of $22,911, and net change in unrealized appreciation on investments of $12,556.
First Quarter Highlights
Investment Transactions
During the three months ended September 30, 2014, we acquired $457,383 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $414,935, funded $9,000 of revolver advances, and recorded PIK interest of $5,887, resulting in gross investment originations of $887,205. During the three months ended September 30, 2014, we received full repayments on eight investments, sold four investments, and received several partial prepayments and amortization payments totaling $863,144. The more significant of these transactions are discussed in "Portfolio Investment Activity."
Equity Issuance
During the three months ended September 30, 2014, we sold 5,536,780 shares of our common stock at an average price of $10.22 per share, and raised $56,575 of gross proceeds, under our at-the-market offering program (the "ATM Program"). Net proceeds were $56,095 after commissions to the broker-dealer on shares sold and offering costs.
On July 24, 2014, August 21, 2014 and September 18, 2014, we issued 98,503, 129,435 and 113,020 shares of our common stock in connection with the dividend reinvestment plan, respectively.
Dividend
On September 24, 2014, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•	$0.110625 per share for January 2015 to holders of record on January 30, 2015 with a payment date of February 19, 2015.
Revolving Credit Facility
On July 11, 2014 and July 23, 2014, we increased total commitments to the 2012 Facility by $10,000 and $10,000, respectively. On August 29, 2014, we renegotiated the 2012 Facility (as defined below) and closed an expanded five and a half year $800,000 revolving credit facility (the "2014 Facility"). On September 30, 2014, we increased total commitments to the 2014 Facility by $10,000. The lenders have extended total commitments of $810,000 as of September 30, 2014.
Investment Holdings
As of September 30, 2014, we continue to pursue our investment strategy. At September 30, 2014, approximately $6,253,493, or 171.4%, of our net assets are invested in 140 long-term portfolio investments and CLOs.
During the three months ended September 30, 2014, we originated $887,205 of new investments, primarily composed of $715,014 of debt and equity financing to non-controlled investments, $133,086 of debt and equity financing to controlled investments, and $39,105 of subordinated notes in CLOs. Our origination efforts are focused primarily on secured lending to non-control investments to reduce the risk in the portfolio by investing primarily in first lien loans, though we also continue to close select junior debt and equity investments. Our annualized current yield was 12.1% and 11.9% as of June 30, 2014 and September 30, 2014, respectively, across all performing interest bearing investments. The decrease in our current yield is primarily the result of originations at lower rates than our average existing portfolio yield. Monetization of equity positions that we hold and loans on non-accrual status are not included in this yield calculation. In many of our portfolio companies we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.
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
As of September 30, 2014, we own controlling interests in the following portfolio companies: American Property REIT Corp.; Arctic Energy Services, LLC; ARRM Services, Inc.; CCPI Inc.; Change Clean Energy Company, LLC; Coalbed, LLC; CP Energy Services Inc.; Credit Central Loan Company, LLC; Echelon Aviation LLC; First Tower Finance Company LLC; Freedom Marine Solutions, LLC; Gulf Coast Machine & Supply Company; Harbortouch Payments, LLC.; The Healing Staff, Inc.; Manx Energy, Inc.; MITY, Inc.; National Property REIT Corp.; Nationwide Acceptance LLC; NMMB, Inc.; R-V Industries, Inc.; United Property REIT Corp.; Valley Electric Company, Inc.; Wolf Energy, LLC; and Yatesville Coal Company, LLC. We also own an affiliated interest in BNN Holdings Corp.
The following shows the composition of our investment portfolio by level of control as of September 30, 2014 and June 30, 2014:

	September 30, 2014				June 30, 2014
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Control Investments	$1,721,493	27.1%	$1,659,997	26.6%	$1,719,242	27.0%	$1,640,454	26.2%
Affiliate Investments	46,659	0.7%	46,456	0.7%	31,829	0.5%	32,121	0.5%
Non-Control/Non-Affiliate Investments	4,590,568	72.2%	4,547,040	72.7%	4,620,451	72.5%	4,581,164	73.3%
Total Investments	$6,358,720	100.0%	$6,253,493	100.0%	$6,371,522	100.0%	$6,253,739	100.0%
The following shows the composition of our investment portfolio by type of investment as of September 30, 2014 and June 30, 2014:

	September 30, 2014				June 30, 2014
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Revolving Line of Credit	$11,350	0.2%	$11,350	0.2%	$3,445	0.1%	$2,786	—%
Senior Secured Debt	3,460,788	54.4%	3,406,566	54.5%	3,578,339	56.2%	3,514,198	56.2%
Subordinated Secured Debt	1,333,038	21.0%	1,259,671	20.1%	1,272,275	20.0%	1,200,221	19.2%
Subordinated Unsecured Debt	92,665	1.5%	92,665	1.5%	85,531	1.3%	85,531	1.4%
Small Business Whole Loans	11,760	0.2%	12,539	0.2%	4,637	0.1%	4,252	0.1%
CLO Debt	28,239	0.4%	33,219	0.5%	28,118	0.4%	33,199	0.5%
CLO Residual Interest	1,069,203	16.8%	1,123,282	18.0%	1,044,656	16.4%	1,093,985	17.5%
Preferred Stock	70,176	1.1%	13,255	0.2%	80,096	1.3%	10,696	0.2%
Common Stock	256,397	4.0%	272,056	4.3%	84,768	1.3%	80,153	1.3%
Membership Interest	17,541	0.3%	16,841	0.3%	187,384	2.9%	217,763	3.5%
Net Profits Interest	—	—%	29	—%	—	—%	213	—%
Escrow Receivable	5,881	0.1%	5,094	0.1%	—	—%	1,589	—%
Warrants	1,682	—%	6,926	0.1%	2,273	—%	9,153	0.1%
Total Investments	$6,358,720	100.0%	$6,253,493	100.0%	$6,371,522	100.0%	$6,253,739	100.0%

The following shows our investments in interest bearing securities by type of investment as of September 30, 2014 and June 30, 2014:

	September 30, 2014				June 30, 2014
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien	$3,472,138	57.8%	$3,417,916	57.5%	$3,581,784	59.5%	$3,516,984	59.3%
Second Lien	1,333,038	22.2%	1,259,671	21.2%	1,272,275	21.1%	1,200,221	20.2%
Unsecured	92,665	1.5%	92,665	1.6%	85,531	1.4%	85,531	1.4%
Small Business Whole Loans	11,760	0.2%	12,539	0.2%	4,637	0.1%	4,252	0.1%
CLO Debt	28,239	0.5%	33,219	0.6%	28,118	0.5%	33,199	0.6%
CLO Residual Interest	1,069,203	17.8%	1,123,282	18.9%	1,044,656	17.4%	1,093,985	18.4%
Total Debt Investments	$6,007,043	100.0%	$5,939,292	100.0%	$6,017,001	100.0%	$5,934,172	100.0%
The following shows the composition of our investment portfolio by geographic location as of September 30, 2014 and June 30, 2014:

	September 30, 2014				June 30, 2014
Geographic Location	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Canada	$15,000	0.2%	$15,000	0.2%	$15,000	0.2%	$15,000	0.2%
Cayman Islands	1,097,442	17.3%	1,156,501	18.5%	1,072,774	16.8%	1,127,184	18.0%
France	10,157	0.2%	10,157	0.2%	10,170	0.2%	10,339	0.2%
Midwest US	772,675	12.2%	739,698	11.8%	787,482	12.4%	753,543	12.0%
Northeast US	1,136,753	17.9%	1,098,319	17.6%	1,224,403	19.2%	1,181,533	18.9%
Puerto Rico	41,208	0.6%	36,478	0.6%	41,307	0.7%	36,452	0.6%
Southeast US	1,834,134	28.8%	1,801,460	28.8%	1,491,554	23.4%	1,461,516	23.4%
Southwest US	778,033	12.2%	757,940	12.1%	759,630	11.9%	737,271	11.8%
Western US	673,318	10.6%	637,940	10.2%	969,202	15.2%	930,901	14.9%
Total Investments	$6,358,720	100.0%	$6,253,493	100.0%	$6,371,522	100.0%	$6,253,739	100.0%

The following shows the composition of our investment portfolio by industry as of September 30, 2014 and June 30, 2014:

	September 30, 2014				June 30, 2014
Industry	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Aerospace & Defense	$70,877	1.1%	$61,861	1.0%	$102,803	1.6%	$102,967	1.6%
Auto Finance	—	—%	—	—%	11,139	0.2%	11,139	0.2%
Automobile	12,356	0.2%	12,500	0.2%	22,296	0.4%	22,452	0.4%
Business Services	622,117	9.8%	638,120	10.2%	598,940	9.4%	611,286	9.8%
Chemicals	19,663	0.3%	20,000	0.3%	19,648	0.3%	19,713	0.3%
Commercial Services	110,588	1.7%	103,974	1.7%	301,610	4.7%	301,610	4.8%
Construction & Engineering	57,286	0.9%	29,431	0.5%	56,860	0.9%	33,556	0.5%
Consumer Finance	419,280	6.6%	428,382	6.9%	425,497	6.7%	434,348	6.9%
Consumer Services	210,286	3.3%	212,000	3.4%	502,862	7.9%	504,647	8.1%
Contracting	3,832	0.1%	—	—%	3,831	0.1%	—	—%
Diversified Financial Services(1)	100,366	1.6%	101,145	1.6%	42,574	0.7%	42,189	0.7%
Durable Consumer Products	377,252	5.9%	377,207	6.0%	377,205	5.9%	375,329	6.0%
Energy	76,662	1.2%	70,311	1.1%	77,379	1.2%	67,637	1.1%
Food Products	372,332	5.9%	372,332	6.0%	173,375	2.7%	174,603	2.8%
Healthcare	293,786	4.6%	289,198	4.6%	329,408	5.2%	326,142	5.2%
Hotels, Restaurants & Leisure	170,484	2.7%	170,685	2.7%	132,193	2.1%	132,401	2.1%
Machinery	396	—%	616	—%	396	—%	621	—%
Manufacturing	203,223	3.2%	171,629	2.7%	204,394	3.2%	171,577	2.7%
Media	361,776	5.7%	342,695	5.5%	362,738	5.7%	344,278	5.5%
Metal Services & Minerals	48,405	0.8%	52,518	0.8%	48,402	0.8%	51,977	0.8%
Oil & Gas Production	281,951	4.4%	246,362	4.0%	283,490	4.4%	248,494	4.0%
Personal & Nondurable Consumer Products	211,841	3.3%	212,168	3.4%	10,604	0.2%	11,034	0.2%
Pharmaceuticals	77,388	1.2%	75,174	1.2%	78,069	1.2%	73,690	1.2%
Property Management	5,881	0.1%	3,601	0.1%	57,500	0.9%	45,284	0.7%
Real Estate	449,922	7.1%	444,153	7.1%	353,506	5.5%	355,236	5.7%
Retail	14,242	0.2%	14,905	0.2%	14,231	0.2%	14,625	0.2%
Software & Computer Services	237,505	3.7%	238,270	3.8%	240,469	3.8%	241,260	3.9%
Telecommunication Services	79,630	1.3%	79,654	1.3%	79,630	1.2%	79,654	1.3%
Textiles, Apparel & Luxury Goods	256,275	4.0%	256,275	4.1%	275,023	4.3%	259,690	4.2%
Transportation	115,676	1.8%	71,826	1.1%	112,676	1.8%	69,116	1.1%
Subtotal	$5,261,278	82.7%	$5,096,992	81.5%	$5,298,748	83.2%	$5,126,555	82.0%
CLO Investments(1)	1,097,442	17.3%	1,156,501	18.5%	1,072,774	16.8%	1,127,184	18.0%
Total Investments	$6,358,720	100.0%	$6,253,493	100.0%	$6,371,522	100.0%	$6,253,739	100.0%

(1)
Although designated as Diversified Financial Services within our Schedules of Investments in Item 1 of this report, our CLO investments do not have industry concentrations and as such have been separated in the table above.

Portfolio Investment Activity
During the three months ended September 30, 2014, we acquired $457,383 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $414,935, funded $9,000 of revolver advances, and recorded PIK interest of $5,887, resulting in gross investment originations of $887,205. The more significant of these transactions are briefly described below.

On July 17, 2014, we restructured our investments in BXC Company, Inc. ("BXC") and Boxercraft Incorporated ("Boxercraft"), a wholly-owned subsidiary of BXC. The existing Senior Secured Term Loan A and a portion of the existing Senior Secured Term Loan B were replaced with a new Senior Secured Term Loan A to Boxercraft. The remainder of the existing Senior Secured Term Loan B and the existing Senior Secured Term Loan C, Senior Secured Term Loan D, and Senior Secured Term Loan E were replaced with a new Senior Secured Term Loan B to Boxercraft. The existing Senior Secured Term Loan to Boxercraft was converted into Series D Preferred Stock in BXC.
On August 5, 2014, we made an investment of $39,105 to purchase 70.94% of the subordinated notes in CIFC Funding 2014-IV, Ltd.
On August 13, 2014, we provided $210,000 of senior secured financing, of which $200,000 was funded at closing, to support the recapitalization of Trinity Services Group, Inc. ("Trinity"), a leading food services company in the H.I.G. Capital portfolio. The $100,000 Term Loan A note bears interest in cash at the greater of 6.5% or Libor plus 5.5% and has a final maturity of August 13, 2019. The $100,000 Term Loan B note bears interest in cash at the greater of 11.5% or Libor plus 10.5% and has a final maturity of August 13, 2019. The $10,000 senior secured revolver, which was unfunded at closing, bears interest in cash at the greater of 9.0% or Libor plus 8.0% and has a final maturity of February 13, 2015.
On August 19, 2014 and August 27, 2014, we made a combined $11,046 investment in UPRC (as defined below) to acquire Michigan Storage, LLC, a portfolio of seven self-storage facilities located in Michigan. We invested $1,657 of equity through UPH Property Holdings, LLC and $9,389 of debt directly to UPRC. The senior secured note bears interest at the greater of 6.0% or Libor plus 4.0% and interest payment in kind of 5.5% and has a final maturity of April 1, 2019.
On August 29, 2014, we made a $44,000 follow-on investment in BNN Holdings Corp. ("Biotronic") in connection with a corporate recapitalization. As part of the recapitalization, we received repayment of the $28,950 loan previously outstanding. The $22,000 Term Loan A note bears interest in cash at the greater of 6.5% or Libor plus 5.5% and has a final maturity of August 29, 2019. The $22,000 Term Loan B note bears interest in cash at the greater of 11.5% or Libor plus 10.5% and has a final maturity of August 29, 2019.
On September 10, 2014, we made a $55,869 follow-on investment in Onyx Payments, of which $50,869 was funded at closing, to fund an acquisition. The $25,028 Term Loan A note bears interest in cash at the greater of 6.5% or Libor plus 5.5% and has a final maturity of September 10, 2019. The $25,841 Term Loan B note bears interest in cash at the greater of 13.5% or Libor plus 12.5% and has a final maturity of September 10, 2019. The $5,000 senior secured revolver, which was unfunded at closing, bears interest in cash at the greater of 9.0% or Libor plus 7.75% and has a final maturity of September 10, 2015.
On September 26, 2014, we provided $215,000 of senior secured financing, of which $202,500 was funded at closing, to Pacific World Corporation ("Pacific World"), a supplier of nail and beauty care products to food, drug, mass, and value retail channels worldwide. The $200,000 Term Loan bears interest in cash at the greater of 8.0% or Libor plus 7.0% and has a final maturity of September 26, 2020. The $15,000 senior secured revolver, of which $2,500 was funded at closing, bears interest in cash at the greater of 8.0% or Libor plus 7.0% and has a final maturity of September 26, 2020.
On September 29, 2014, we made a secured second lien investment of $144,000 to support the recapitalization of Progrexion Holdings, Inc. ("Progrexion"). As part of the recapitalization, we received repayment of the $436,647 loan previously outstanding. The second lien term loan bears interest in cash at the greater of 10.0% or Libor plus 9.0% and has a final maturity of September 29, 2021.
On September 29, 2014, we made a $22,618 follow-on investment in UPRC to acquire Canterbury Green Apartment Holdings, LLC, a multi-family property located in Fort Wayne, Indiana. We invested $3,393 of equity through UPH and $19,225 of debt directly to UPRC. The senior secured note bears interest at the greater of 6.0% or Libor plus 4.0% and interest payment in kind of 5.5% and has a final maturity of April 1, 2019.
On September 30, 2014, we made a $26,431 follow-on investment in Harbortouch Payments, LLC ("Harbortouch") to support an acquisition. The senior secured Term Loan C bears interest in cash at the greater of 13.0% or Libor plus 9.0% and has a final maturity of September 29, 2018.
On September 30, 2014, we made a $42,200 follow-on investment in PrimeSport, Inc. ("PrimeSport") to fund a dividend recapitalization. The $21,100 Term Loan A note bears interest in cash at the greater of 7.5% or Libor plus 6.5% and has a final maturity of December 23, 2019. The $21,100 Term Loan B note bears interest in cash at the greater of 11.5% or Libor plus 10.5% and has a final maturity of December 23, 2019.

On September 30, 2014, we made a $22,216 follow-on investment in UPRC to acquire Columbus OH Apartment Holdco, LLC, a portfolio of seven multi-family residential properties located in Ohio. We invested $3,316 of equity through UPH and $18,900 of debt directly to UPRC. The senior secured note bears interest at the greater of 6.0% or Libor plus 4.0% and interest payment in kind of 5.5% and has a final maturity of April 1, 2019.
In addition to the purchases noted above, during the three months ended September 30, 2014, we made nine follow-on investments in NPRC (as defined below) totaling $37,500 to support the online lending initiative. We invested $5,625 of equity through NPH Property Holdings, LLC and $31,875 of debt directly to NPRC. Additionally, during the three months ended September 30, 2014, our wholly-owned subsidiary PSBL purchased a series of small business whole loans originated by OnDeck Capital, Inc. and Direct Capital Corporation, online small business lenders, totaling $12,651.
During the three months ended September 30, 2014, we received full repayments on eight investments, sold four investments investments, and received several partial prepayments and amortization payments totaling totaling $863,144. The more significant of these transactions are briefly described below.
On July 22, 2014, Injured Workers Pharmacy, LLC repaid the $22,678 loan receivable to us.
On July 23, 2014, Correctional Healthcare Holding Company, Inc. repaid the $27,100 loan receivable to us.
On July 28, 2014, Tectum Holdings, Inc. repaid the $10,000 loan receivable to us.
On August 1, 2014, we sold our investments in Airmall Inc. ("Airmall") for net proceeds of $51,379 and realized a loss of $3,473 on the sale. In addition, there is $6,000 being held in escrow, of which 98% is due to Prospect, which will be recognized as an additional realized loss if it is not received.
On August 20, 2014, we sold the assets of Borga, Inc. ("Borga"), a wholly-owned subsidiary of STI Holding, Inc., for net proceeds of $382 and realized a loss of $2,589 on the sale.
On August 22, 2014, Byrider Systems Acquisition Corp. repaid the $11,177 loan receivable to us.
On August 22, 2014, Capstone Logistics, LLC repaid the $189,941 loans receivable to us.
On August 22, 2014, TriMark USA, LLC repaid the $10,000 loan receivable to us.
On August 25, 2014, we sold Boxercraft, a wholly-owned subsidiary of BXC, for net proceeds of $750 and realized a net loss of $16,949 on the sale.
On September 15, 2014, Echelon Aviation LLC ("Echelon") repaid $37,313 of the $78,121 loan receivable to us.
The following table provides a summary of our investment activity for each quarter within the three years ending June 30, 2015:

Quarter Ended	Acquisitions(1)	Dispositions(2)
September 30, 2012	747,937	158,123
December 31, 2012	772,125	349,269
March 31, 2013	784,395	102,527
June 30, 2013	798,760	321,615

September 30, 2013	556,843	164,167
December 31, 2013	608,153	255,238
March 31, 2014	1,343,356	198,047
June 30, 2014	444,104	169,617

September 30, 2014	887,205	863,144

(1)	Includes investments in new portfolio companies, follow-on investments in existing portfolio companies, refinancings and PIK interest.

(2)	Includes sales, scheduled principal payments, prepayments and refinancings.

Investment Valuation
In determining the fair value of our portfolio investments at September 30, 2014, the Audit Committee considered valuations from the independent valuation firms and from management having an aggregate range of $6,041,476 to $6,418,563, excluding money market investments.
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
The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties, comparable multiples for recent sales of companies within the industry and discounted cash flow models for our investments in CLOs. The composite of all these analyses, applied to each investment, was a total valuation of $6,253,493.
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
American Property REIT Corp.
American Property REIT Corp. (“APRC”) is a Maryland corporation and a qualified REIT for federal income tax purposes. APRC was formed to acquire, operate, finance, lease, manage and sell a portfolio of real estate assets. As of September 30, 2014, we own 100% of the fully-diluted common equity of APRC.
During the three months ended September 30, 2014, we did not provide any additional financing to APRC for the acquisition of real estate properties. As of September 30, 2014, our investment in APRC had an amortized cost of $204,517 and a fair value of $197,689.

As of September 30, 2014, APRC’s real estate portfolio was comprised of fourteen multi-family properties and one commercial property. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by APRC as of September 30, 2014.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	1557 Terrell Mill Road, LLC	Marietta, GA	12/28/2012	$23,500	$15,275
2	5100 Live Oaks Blvd, LLC	Tampa, FL	1/17/2013	63,400	39,600
3	Lofton Place, LLC	Tampa, FL	4/30/2013	26,000	16,965
4	Vista Palma Sola, LLC	Bradenton, FL	4/30/2013	27,000	17,550
5	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	9,650
6	APH Carroll Resort, LLC	Pembroke Pines, FL	6/24/2013	225,000	157,500
7	Cordova Regency, LLC	Pensacola, FL	11/15/2013	13,750	9,026
8	Crestview at Oakleigh, LLC	Pensacola, FL	11/15/2013	17,500	11,488
9	Inverness Lakes, LLC	Mobile, AL	11/15/2013	29,600	19,400
10	Kings Mill Pensacola, LLC	Pensacola, FL	11/15/2013	20,750	13,622
11	Plantations at Pine Lake, LLC	Tallahassee, FL	11/15/2013	18,000	11,817
12	Verandas at Rocky Ridge, LLC	Birmingham, AL	11/15/2013	15,600	10,205
13	Plantations at Hillcrest, LLC	Mobile, AL	1/17/2014	6,930	5,038
14	Crestview at Cordova, LLC	Pensacola, FL	1/17/2014	8,500	5,016
15	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
				$512,099	$342,152
The Board of Directors set the fair value of our investment in APRC at $197,689 as of September 30, 2014, a discount of $6,828 from its amortized cost, compared to the $3,392 unrealized appreciation recorded at June 30, 2014
Ajax Rolled Ring & Machine, LLC
Ajax Rolled Ring & Machine, LLC ("Ajax") forges large seamless steel rings on two forging mills in Ajax’s York, South Carolina facility. The rings are used in a range of industrial applications, including in construction equipment and power turbines. Ajax also provides machining and other ancillary services.
On April 4, 2008, we acquired a controlling equity interest in ARRM Services, Inc. ("ARRM"), which owns 100% of Ajax, the operating company. We funded $22,000 of senior secured term debt, $11,500 of subordinated term debt and $6,300 of equity as of that closing. During the fiscal year ended June 30, 2010, we funded an additional $3,530 of secured subordinated debt to refinance a third-party revolver provider and provide working capital. Ajax repaid $3,461 of this secured subordinated debt during the quarter ended September 30, 2010. During the quarter ended December 31, 2012, we funded an additional $3,600 of unsecured debt to refinance first lien debt held by Wells Fargo.
On April 1, 2013, we refinanced our existing $38,472 senior loans to Ajax, increasing the size of our debt investment to $38,537. Concurrent with the refinancing, we received repayment of the $18,635 loans that were previously outstanding. On October 11, 2013, we provided $25,000 in preferred equity for the recapitalization of Ajax. After the financing, we received repayment of the $20,008 subordinated unsecured loan previously outstanding. As of September 30, 2014, we control 79.53% of the fully-diluted common and preferred equity.
Due to the anticipated sale of Ajax, the Board of Directors increased the fair value of our investment in Ajax to $28,736 as of September 30, 2014, a discount of $17,814 from its amortized cost, compared to the $21,014 unrealized depreciation recorded at June 30, 2014.

First Tower Finance Company LLC
We own 80.1% of First Tower Finance Company LLC (“First Tower Finance”), which owns 100% of First Tower, LLC (“First Tower”), the operating company. First Tower is a multiline specialty finance company based in Flowood, Mississippi with over 170 branch offices.
On June 15, 2012, we acquired 80.1% of First Tower businesses for $110,200 in cash and 14,518,207 unregistered shares of our common stock. Based on our share price of $11.06 at the time of issuance, we acquired our 80.1% interest in First Tower for approximately $270,771. The assets of First Tower acquired include, among other things, the subsidiaries owned by First Tower, which hold finance receivables, leaseholds, and tangible property associated with First Tower’s businesses. As part of the transaction, we received $4,038 in structuring fee income from First Tower. On October 18, 2012, we funded an additional $20,000 of senior secured debt to support seasonally high demand during the holiday season. On December 30, 2013, we funded an additional $10,000 to again support seasonal demand and received $8,000 of structuring fees related to the renegotiation and expansion of First Tower’s revolver with a third party which was recognized as other income. As of September 30, 2014, First Tower had total assets of approximately $623,056 including $411,901 of finance receivables net of unearned charges. As of September 30, 2014, First Tower’s total debt outstanding to parties senior to us was $269,774.
The Board of Directors decreased the fair value of our investment in First Tower to $324,975 as of September 30, 2014, a premium of $9,185 from its amortized cost, compared to the $7,134 unrealized appreciation recorded at June 30, 2014.
Harbortouch Payments, LLC
Harbortouch Payments, LLC ("Harbortouch") is a merchant processor headquartered in Allentown, Pennsylvania. The company offers a range of payment processing equipment and services that facilitate the exchange of goods and services provided by small to medium-sized merchants located in the United States for payments made by credit, debit, prepaid, electronic gift, and loyalty cards. Harbortouch provides point-of-sale equipment free of cost to merchants and then manages the process whereby transaction information is sent to a consumer’s bank from the point-of-sale (front-end processing), and then funds are transferred from the consumer’s account to the merchant’s account (back-end processing).
On March 31, 2014, we acquired a controlling interest in Harbortouch for $147,898 in cash and 2,306,294 unregistered shares of our common stock. We funded $130,796 of senior secured term debt, $123,000 of subordinated term debt and $24,898 of equity at closing. As part of the transaction, we received $7,536 of structuring fee income from Harbortouch. On April 1, 2014, we restructured our investment in Harbortouch and $14,226 of equity was converted into additional debt investment. On September 30, 2014, we made a $26,431 follow-on investment in Harbortouch to support an acquisition. As part of the transaction, we received $530 of structuring fee income and $50 of amendment fee income from Harbortouch. As of September 30, 2014, we own 100% of the Class C voting units of Harbortouch, which provide for a 53.5% residual profits allocation.
Due to improved operating results, the Board of Directors increased the fair value of our investment in Harbortouch to $318,251 as of September 30, 2014, a premium of $16,516 from its amortized cost, compared to the $12,620 unrealized appreciation recorded at June 30, 2014.

National Property REIT Corp.
National Property REIT Corp. (“NPRC”) is a Maryland corporation and a qualified REIT for federal income tax purposes. NPRC was formed to acquire, operate, finance, lease, manage and sell a portfolio of real estate assets. Additionally, through its wholly-owned subsidiaries, NPRC invests in peer-to-peer consumer loans. As of September 30, 2014, we own 100% of the fully-diluted common equity of NPRC.
During the three months ended September 30, 2014, we provided $31,875 and $5,625 of debt and equity financing, respectively, to NPRC to invest in peer-to-peer consumer loans. As of September 30, 2014, our investment in NPRC had an amortized cost of $165,280 and a fair value of $166,830.
NPRC’s peer-to-peer consumer loan investments are unsecured obligations of individual borrowers that are issued in amounts ranging from $1,000 to $35,000, with fixed interest rates and original maturities of three or five years. As of September 30, 2014, NPRC’s investment in peer-to-peer lending had a fair value of $91,252. The average individual loan balance is $12 and the loans mature on dates ranging from October 31, 2016 to October 2, 2019 with fixed terms of either 36 or 60 months. Fixed interest rates range from 6.1% to 28.5% with a weighted-average current interest rate of 16.4%.
As of September 30, 2014, NPRC’s real estate portfolio was comprised of nine multi-family properties and one commercial property. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of September 30, 2014.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	146 Forest Parkway, LLC	Forest Park, GA	10/24/2012	$7,400	$—
2	APH Carroll 41, LLC	Marietta, GA	11/1/2013	30,600	22,330
3	Matthews Reserve II, LLC	Matthews, NC	11/19/2013	22,063	17,571
4	City West Apartments II, LLC	Orlando, FL	11/19/2013	23,562	18,533
5	Vinings Corner II, LLC	Smyrna, GA	11/19/2013	35,691	26,640
6	Uptown Park Apartments II, LLC	Altamonte Springs, FL	11/19/2013	36,590	27,471
7	Mission Gate II, LLC	Plano, TX	11/19/2013	47,621	36,148
8	St. Marin Apartments II, LLC	Coppell, TX	11/19/2013	73,078	53,863
9	APH Carroll Bartram Park, LLC	Jacksonville, FL	12/31/2013	38,000	28,500
10	APH Carroll Atlantic Beach, LLC	Atlantic Beach, FL	1/31/2014	13,025	9,013
				$327,630	$240,069
The Board of Directors set the fair value of our investment in NPRC at $166,830 as of September 30, 2014, a premium of $1,550 from its amortized cost, compared to the $2,088 unrealized depreciation recorded at June 30, 2014.

United Property REIT Corp.
United Property REIT Corp. (“UPRC”) is a Delaware limited liability company and a qualified REIT for federal income tax purposes. UPRC was formed to acquire, operate, finance, lease, manage and sell a portfolio of real estate assets. As of September 30, 2014, we own 100% of the fully-diluted common equity of UPRC.
During the three months ended September 30, 2014, we provided $47,515 and $8,365 of debt and equity financing, respectively, to UPRC for the acquisition of certain properties. As of September 30, 2014, our investment in UPRC had an amortized cost of $80,125 and a fair value of $79,634.
As of September 30, 2014, UPRC’s real estate portfolio was comprised of fourteen multi-families properties and eight commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by UPRC as of September 30, 2014.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Atlanta Eastwood Village LLC	Stockbridge, GA	12/12/2013	$25,957	$19,785
2	Atlanta Monterey Village LLC	Jonesboro, GA	12/12/2013	11,501	9,193
3	Atlanta Hidden Creek LLC	Morrow, GA	12/12/2013	5,098	3,619
4	Atlanta Meadow Springs LLC	College Park, GA	12/12/2013	13,116	10,180
5	Atlanta Meadow View LLC	College Park, GA	12/12/2013	14,354	11,141
6	Atlanta Peachtree Landing LLC	Fairburn, GA	12/12/2013	17,224	13,575
7	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
8	23 Mile Road Self Storage, LLC	Chesterfield, MI	8/19/2014	5,804	4,350
9	36th Street Self Storage, LLC	Wyoming, MI	8/19/2014	4,800	3,600
10	Ball Avenue Self Storage, LLC	Grand Rapids, MI	8/19/2014	7,281	5,460
11	Ford Road Self Storage, LLC	Westland, MI	8/29/2014	4,642	3,480
12	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	4,458	3,345
13	Ann Arbor Kalamazoo Self Storage, LLC	Scio, MI	8/29/2014	8,927	6,695
14	Ann Arbor Kalamazoo Self Storage, LLC	Kalamazoo, MI	8/29/2014	2,363	1,775
15	Canterbury Green Apartments Holdings LLC	Fort Wayne, IN	9/29/2014	85,500	65,825
16	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	10,440
17	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	11,000
18	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	20,142
19	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	10,080
20	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	10,480
21	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	15,480
22	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	12,240
				$318,997	$251,885
The Board of Directors set the fair value of our investment in UPRC at $79,634 as of September 30, 2014, a discount of $491 from its amortized cost, compared to the $426 unrealized appreciation recorded at June 30, 2014.
Valley Electric Company, Inc.
We own 94.99% of Valley Electric Company, Inc. (“Valley Electric”) as of September 30, 2014. Valley Electric owns 100% of the equity of VE Company, Inc., which owns 100% of the equity of Valley Electric Co. of Mt. Vernon, Inc. (“Valley”). Valley Electric is a leading provider of specialty electrical services in the state of Washington and is among the top 50 electrical contractors in the U.S. The company, with its headquarters in Everett, Washington, offers a comprehensive array of contracting services, primarily for commercial, industrial, and transportation infrastructure applications, including new installation, engineering and design, design-build, traffic lighting and signalization, low to medium voltage power distribution, construction management, energy management and control systems, 24-hour electrical maintenance and testing, as well as special projects and tenant improvement services. Valley Electric was founded in 1982 by the Ward family, who held the company until the end of 2012.

On December 31, 2012, we acquired 100% of the outstanding shares of Valley. We funded the recapitalization of Valley with $42,572 of debt and $9,526 of equity financing. Through the recapitalization, we acquired a controlling interest in Valley for $7,449 in cash and 4,141,547 unregistered shares of our common stock. As of September 30, 2014, we control 96.3% of the common equity.
Due to soft operating results, the Board of Directors decreased the fair value of our investment in Valley Electric to $29,431 as of September 30, 2014, a discount of $27,855 from its amortized cost, compared to the $23,304 unrealized depreciation recorded at June 30, 2014.
Equity positions in the portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results. Seven of our controlled companies, APRC, Credit Central Loan Company, LLC ("Credit Central"), Echelon, Gulf Coast Machine & Supply Company ("Gulf Coast"), Valley Electric, R-V Industries, Inc. ("R-V") and Wolf Energy, LLC ("Wolf Energy"), experienced such volatility and experienced fluctuations in valuations during the three months ended September 30, 2014. See above for discussion regarding the fluctuations in APRC and Valley Electric. During the three months ended September 30, 2014, the value of Credit Central decreased by $1,513 due to a decline in future expectations; Echelon decreased by $9,011 due to declines in future expectations; Gulf Coast decreased by $2,785 due to a decline in operating results; R-V decreased by $1,521 due to a decline in operating results; and Wolf Energy decreased by $1,972 due to a decrease in the value of the company's assets. Four of the other controlled investments have been valued at discounts to the original investment. Thirteen of the control investments are valued at the original investment amounts or higher. Overall, at September 30, 2014, control investments are valued at $61,496 below their amortized cost.
We hold one affiliate investment at September 30, 2014. Our affiliate portfolio company did not experience a significant change in valuation during the three months ended September 30, 2014.
With the non-control/non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is generally limited on the high side to each loan’s par value, plus any prepayment premia that could be imposed. Many of the debt investments in this category have not experienced a significant change in value, as they were previously valued at or near par value. Non-control/non-affiliate investments did not experience significant changes in valuation and are generally performing as expected or better than expected. Two of our Non-control/non-affiliate investments, Stryker Energy, LLC (“Stryker”) and Wind River Resources Corporation (“Wind River”), are valued at a discount to amortized cost due to a decline in the operating results of the operating companies from those originally underwritten. In June 2014, New Century Transportation, Inc. ("NCT") filed for bankruptcy. As we hold a second lien position and do not expect liquidation proceeds to exceed the first lien liability, we decreased the fair value of our debt investment to zero. Overall, at September 30, 2014, other non-control/non-affiliate investments are valued at $47,832 above their amortized cost, excluding our investments in NCT, Stryker and Wind River, as the remaining companies are generally performing as or better than expected.
Capitalization
Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt as of September 30, 2014 consists of: a Revolving Credit Facility availing us of the ability to borrow debt subject to borrowing base determinations; Convertible Notes which we issued in December 2010, February 2011, April 2012, August 2012, December 2012 and April 2014; Public Notes which we issued in May 2012, March 2013 and April 2014; and Prospect Capital InterNotes® which we may issue from time to time. Our equity capital is comprised entirely of common equity.
The following table shows the maximum draw amounts and outstanding borrowings of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of September 30, 2014 and June 30, 2014.

	September 30, 2014		June 30, 2014
	Maximum Draw Amount	Amount Outstanding	Maximum Draw Amount	Amount Outstanding
Revolving Credit Facility	$810,000	$411,000	$857,500	$92,000
Convertible Notes	1,247,500	1,247,500	1,247,500	1,247,500
Public Notes	647,950	647,950	647,881	647,881
Prospect Capital InterNotes®	784,305	784,305	785,670	785,670
Total	$3,489,755	$3,090,755	$3,538,551	$2,773,051

The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of September 30, 2014.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$411,000	$—	$—	$—	$411,000
Convertible Notes	1,247,500	—	317,500	530,000	400,000
Public Notes	647,950	—	—	300,000	347,950
Prospect Capital InterNotes®	784,305	—	8,859	334,078	441,368
Total Contractual Obligations	$3,090,755	$—	$326,359	$1,164,078	$1,600,318
The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of June 30, 2014.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$92,000	$—	$92,000	$—	$—
Convertible Notes	1,247,500	—	317,500	530,000	400,000
Public Notes	647,881	—	—	—	647,881
Prospect Capital InterNotes®	785,670	—	8,859	261,456	515,355
Total Contractual Obligations	$2,773,051	$—	$418,359	$791,456	$1,563,236
We have and expect to continue to fund a portion of our cash needs through borrowings from banks, issuances of senior securities, including secured, unsecured and convertible debt securities, or issuances of common equity. For flexibility, we maintain a universal shelf registration statement that allows for the public offering and sale of our debt securities, common stock, preferred stock, subscription rights, and warrants and units to purchase such securities in an amount up to $5,000,000 less issuances to date. As of September 30, 2014, we can issue up to $3,635,217 of additional debt and equity securities in the public market under this shelf registration. On November 4, 2014, our updated shelf registration was declared effective and we can issue up to $5,000,000 of additional debt and equity securities in the public market. We may from time to time issue securities pursuant to the shelf registration statement or otherwise pursuant to private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.
Each of our Unsecured Notes (as defined below) are our general, unsecured obligations and rank equal in right of payment with all of our existing and future unsecured indebtedness and will be senior in right of payment to any of our subordinated indebtedness that may be issued in the future. The Unsecured Notes are effectively subordinated to our existing secured indebtedness, such as our credit facility, and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to any existing and future liabilities and other indebtedness of any of our subsidiaries.
Revolving Credit Facility
On March 27, 2012, we closed on an extended and expanded credit facility with a syndicate of lenders through PCF (the "2012 Facility"). The lenders had extended commitments of $857,500 under the 2012 Facility as of June 30, 2014, which was increased to $877,500 in July 2014. The 2012 Facility included an accordion feature which allowed commitments to be increased up to $1,000,000 in the aggregate. Interest on borrowings under the 2012 Facility was one-month Libor plus 275 basis points with no minimum Libor floor. Additionally, the lenders charged a fee on the unused portion of the 2012 Facility equal to either 50 basis points, if at least half of the credit facility is drawn, or 100 basis points otherwise.
On August 29, 2014, we renegotiated the 2012 Facility and closed an expanded five and a half year $800,000 revolving credit facility (the "2014 Facility" and collectively with the 2012 Facility, the "Revolving Credit Facility"). The lenders have extended commitments of $810,000 under the 2014 Facility as of September 30, 2014. The 2014 Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The revolving period of the 2014 Facility extends through March 2019, with an additional one year amortization period (with distributions allowed) after the completion of the revolving period. During such one year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one year amortization period, the remaining balance will become due, if required by the lenders.

The 2014 Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The 2014 Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the 2014 Facility. The 2014 Facility also requires the maintenance of a minimum liquidity requirement. As of September 30, 2014, we were in compliance with the applicable covenants.
Interest on borrowings under the 2014 Facility is one-month Libor plus 225 basis points with no minimum Libor floor. Additionally, the lenders charge a fee on the unused portion of the 2014 Facility equal to either 50 basis points, if at least 35% of the credit facility is drawn, or 100 basis points otherwise. The 2014 Facility requires us to pledge assets as collateral in order to borrow under the credit facility.
As of September 30, 2014 and June 30, 2014, we had $627,712 and $780,620, respectively, available to us for borrowing under the Revolving Credit Facility, of which the amount outstanding was $411,000 and $92,000, respectively. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $810,000. As of September 30, 2014, the investments used as collateral for the Revolving Credit Facility had an aggregate fair value of $1,443,687, which represents 21.7% of our total investments and money market funds. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and as such, these investments are not available to our general creditors. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $7,422 of new fees and $3,539 of fees carried over for continuing participants from the previous facility, which are being amortized over the term of the facility in accordance with ASC 470-50, Debt Modifications and Extinguishments, of which $10,663 remains to be amortized and is included within deferred financing costs on the Consolidated Statements of Assets and Liabilities as of September 30, 2014. $332 of fees were expensed relating to credit providers in the 2012 Facility who did not commit to the 2014 Facility.

During the three months ended September 30, 2014 and September 30, 2013, we recorded $4,011 and $2,476, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
Convertible Notes
On December 21, 2010, we issued $150,000 aggregate principal amount of convertible notes that mature on December 15, 2015 (the “2015 Notes”), unless previously converted or repurchased in accordance with their terms. The 2015 Notes bear interest at a rate of 6.25% per year, payable semi-annually on June 15 and December 15 of each year, beginning June 15, 2011. Total proceeds from the issuance of the 2015 Notes, net of underwriting discounts and offering costs, were $145,200.
On February 18, 2011, we issued $172,500 aggregate principal amount of convertible notes that mature on August 15, 2016 (the “2016 Notes”), unless previously converted or repurchased in accordance with their terms. The 2016 Notes bear interest at a rate of 5.50% per year, payable semi-annually on February 15 and August 15 of each year, beginning August 15, 2011. Total proceeds from the issuance of the 2016 Notes, net of underwriting discounts and offering costs, were $167,325. Between January 30, 2012 and February 2, 2012, we repurchased $5,000 of the 2016 Notes at a price of 97.5, including commissions. The transactions resulted in our recognizing $10 of loss in the year ended June 30, 2012.
On April 16, 2012, we issued $130,000 aggregate principal amount of convertible notes that mature on October 15, 2017 (the “2017 Notes”), unless previously converted or repurchased in accordance with their terms. The 2017 Notes bear interest at a rate of 5.375% per year, payable semi-annually on April 15 and October 15 of each year, beginning October 15, 2012. Total proceeds from the issuance of the 2017 Notes, net of underwriting discounts and offering costs, were $126,035.
On August 14, 2012, we issued $200,000 aggregate principal amount of convertible notes that mature on March 15, 2018 (the “2018 Notes”), unless previously converted or repurchased in accordance with their terms. The 2018 Notes bear interest at a rate of 5.75% per year, payable semi-annually on March 15 and September 15 of each year, beginning March 15, 2013. Total proceeds from the issuance of the 2018 Notes, net of underwriting discounts and offering costs, were $193,600.
On December 21, 2012, we issued $200,000 aggregate principal amount of convertible notes that mature on January 15, 2019 (the “2019 Notes”), unless previously converted or repurchased in accordance with their terms. The 2019 Notes bear interest at a rate of 5.875% per year, payable semi-annually on January 15 and July 15 of each year, beginning July 15, 2013. Total proceeds from the issuance of the 2019 Notes, net of underwriting discounts and offering costs, were $193,600.

On April 11, 2014, we issued $400,000 aggregate principal amount of convertible notes that mature on April 15, 2020 (the “2020 Notes”), unless previously converted or repurchased in accordance with their terms. The 2020 Notes bear interest at a rate of 4.75% per year, payable semi-annually on April 15 and October 15 each year, beginning October 15, 2014. Total proceeds from the issuance of the 2020 Notes, net of underwriting discounts and offering costs, were $387,500.
Certain key terms related to the convertible features for the 2015 Notes, the 2016 Notes, the 2017 Notes, the 2018 Notes, the 2019 Notes and the 2020 Notes (collectively, the "Convertible Notes") are listed below.

	2015 Notes	2016 Notes	2017 Notes	2018 Notes	2019 Notes	2020 Notes
Initial conversion rate(1)	88.0902	78.3699	85.8442	82.3451	79.7766	80.6647
Initial conversion price	$11.35	$12.76	$11.65	$12.14	$12.54	$12.40
Conversion rate at September 30, 2014(1)(2)	89.0157	79.3176	86.9426	83.6661	79.7865	80.6647
Conversion price at September 30, 2014(2)(3)	$11.23	$12.61	$11.50	$11.95	$12.53	$12.40
Last conversion price calculation date	12/21/2013	2/18/2014	4/16/2014	8/14/2014	12/21/2013	4/11/2014
Dividend threshold amount (per share)(4)	$0.101125	$0.101150	$0.101500	$0.101600	$0.110025	$0.110525

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at September 30, 2014 was calculated on the last anniversary of the issuance and will be adjusted again on the next anniversary, unless the exercise price shall have changed by more than 1% before the anniversary.

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
Upon conversion, unless a holder converts after a record date for an interest payment but prior to the corresponding interest payment date, the holder will receive a separate cash payment with respect to the notes surrendered for conversion representing accrued and unpaid interest to, but not including, the conversion date. Any such payment will be made on the settlement date applicable to the relevant conversion on the Convertible Notes.
No holder of Convertible Notes will be entitled to receive shares of our common stock upon conversion to the extent (but only to the extent) that such receipt would cause such converting holder to become, directly or indirectly, a beneficial owner (within the meaning of Section 13(d) of the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder) of more than 5.0% of the shares of our common stock outstanding at such time. The 5.0% limitation shall no longer apply following the effective date of any fundamental change. We will not issue any shares in connection with the conversion or redemption of the Convertible Notes which would equal or exceed 20% of the shares outstanding at the time of the transaction in accordance with NASDAQ rules.
Subject to certain exceptions, holders may require us to repurchase, for cash, all or part of their Convertible Notes upon a fundamental change at a price equal to 100% of the principal amount of the Convertible Notes being repurchased plus any accrued and unpaid interest up to, but excluding, the fundamental change repurchase date. In addition, upon a fundamental change that constitutes a non-stock change of control we will also pay holders an amount in cash equal to the present value of all remaining interest payments (without duplication of the foregoing amounts) on such Convertible Notes through and including the maturity date.

In connection with the issuance of the Convertible Notes, we incurred $39,385 of fees which are being amortized over the terms of the notes, of which $26,019 remains to be amortized and is included within deferred financing costs on the Consolidated Statements of Assets and Liabilities as of September 30, 2014.
During the three months ended September 30, 2014 and September 30, 2013, we recorded $18,589 and $13,310, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.
Public Notes
On May 1, 2012, we issued $100,000 aggregate principal amount of unsecured notes that mature on November 15, 2022 (the “2022 Notes”). The 2022 Notes bear interest at a rate of 6.95% per year, payable quarterly on February 15, May 15, August 15 and November 15 of each year, beginning August 15, 2012. Total proceeds from the issuance of the 2022 Notes, net of underwriting discounts and offering costs, were $97,000.
On March 15, 2013, we issued $250,000 aggregate principal amount of unsecured notes that mature on March 15, 2023 (the “2023 Notes”). The 2023 Notes bear interest at a rate of 5.875% per year, payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2013. Total proceeds from the issuance of the 2023 Notes, net of underwriting discounts and offering costs, were $245,885.
On April 7, 2014, we issued $300,000 aggregate principal amount of unsecured notes that mature on July 15, 2019 (the “5.00% 2019 Notes”). Included in the issuance is $45,000 of Prospect Capital InterNotes® that were exchanged for the 5.00% 2019 Notes. The 5.00% 2019 Notes bear interest at a rate of 5.00% per year, payable semi-annually on January 15 and July 15 of each year, beginning July 15, 2014. Total proceeds from the issuance of the 5.00% 2019 Notes, net of underwriting discounts and offering costs, were $250,775.
The 2022 Notes, the 2023 Notes and the 5.00% 2019 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the Public Notes, we incurred $11,366 of fees which are being amortized over the term of the notes, of which $10,075 remains to be amortized and is included within deferred financing costs on the Consolidated Statements of Assets and Liabilities as of September 30, 2014.
During the three months ended September 30, 2014 and September 30, 2013, we recorded $9,458 and $5,577, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
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
These notes are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding. Each series of notes will be issued by a separate trust. These notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.
During the three months ended September 30, 2014, we did not issue any Prospect Capital InterNotes®.

During the three months ended September 30, 2013, we issued $98,255 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $96,189. These notes were issued with stated interest rates ranging from 4.75% to 6.75% with a weighted average interest rate of 5.48%. These notes mature between July 15, 2018 and September 15, 2043. The following table summarizes the Prospect Capital InterNotes® issued during the three months ended September 30, 2013.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$51,537	4.75%–5.00%	4.99%	July 15, 2018 – September 15, 2018
5.5	3,820	5.00%	5.00%	February 15, 2019
6.5	1,800	5.50%	5.50%	February 15, 2020
7	14,399	5.50%–5.75%	5.59%	July 15, 2020 – September 15, 2020
7.5	1,996	5.75%	5.75%	February 15, 2021
15	940	6.00%	6.00%	August 15, 2028
18	4,062	6.00%–6.25%	6.21%	July 15, 2031 – August 15, 2031
20	1,127	6.00%	6.00%	September 15, 2033
25	3,372	6.50%	6.50%	August 15, 2038
30	15,202	6.50%–6.75%	6.63%	July 15, 2043 – September 15, 2043
	$98,255
During the three months ended September 30, 2014, we repaid $1,365 aggregate principal amount of our Prospect Capital InterNotes® in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. The following table summarizes the Prospect Capital InterNotes® outstanding as of September 30, 2014.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$5,710	4.00%	4.00%	October 15, 2016
3.5	3,149	4.00%	4.00%	April 15, 2017
4	45,751	3.75%–4.00%	3.92%	November 15, 2017 – May 15, 2018
5	212,905	4.25%–5.00%	4.91%	July 15, 2018 – August 15, 2019
5.5	3,820	5.00%	5.00%	February 15, 2019
6.5	1,800	5.50%	5.50%	February 15, 2020
7	256,724	4.00%–6.55%	5.39%	June 15, 2019 – May 15, 2021
7.5	1,996	5.75%	5.75%	February 15, 2021
10	41,867	3.24%–7.00%	6.19%	March 15, 2022 – May 15, 2024
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	17,465	5.00%–6.00%	5.14%	May 15, 2028 – November 15, 2028
18	25,274	4.125%–6.25%	5.49%	December 15, 2030 – August 15, 2031
20	5,817	5.625%–6.00%	5.85%	November 15, 2032 – October 15, 2033
25	34,823	6.25%–6.50%	6.39%	August 15, 2038 – May 15, 2039
30	124,226	5.50%–6.75%	6.23%	November 15, 2042 – October 15, 2043
	$784,305

During the three months ended September 30, 2013, we repaid $55 aggregate principal amount of our Prospect Capital InterNotes® in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. During the year ended June 30, 2014, we repaid $6,869 aggregate principal amount of our Prospect Capital InterNotes® in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. In connection with the issuance of the 5.00% 2019 Notes, $45,000 of previously-issued Prospect Capital InterNotes® were exchanged for the 5.00% 2019 Notes. The following table summarizes the Prospect Capital InterNotes® outstanding as of June 30, 2014.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$5,710	4.00%	4.00%	October 15, 2016
3.5	3,149	4.00%	4.00%	April 15, 2017
4	45,751	3.75%–4.00%	3.92%	November 15, 2017 – May 15, 2018
5	212,915	4.25%–5.00%	4.91%	July 15, 2018 – August 15, 2019
5.5	3,820	5.00%	5.00%	February 15, 2019
6.5	1,800	5.50%	5.50%	February 15, 2020
7	256,903	4.00%–6.55%	5.39%	June 15, 2019 – May 15, 2021
7.5	1,996	5.75%	5.75%	February 15, 2021
10	41,952	3.23%–7.00%	6.18%	March 15, 2022 – May 15, 2024
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	17,465	5.00%–6.00%	5.14%	May 15, 2028 – November 15, 2028
18	25,435	4.125%–6.25%	5.49%	December 15, 2030 – August 15, 2031
20	5,847	5.625%–6.00%	5.85%	November 15, 2032 – October 15, 2033
25	34,886	6.25%–6.50%	6.39%	August 15, 2038 – May 15, 2039
30	125,063	5.50%–6.75%	6.22%	November 15, 2042 – October 15, 2043
	$785,670
In connection with the issuance of the Prospect Capital InterNotes®, we incurred $20,259 of fees which are being amortized over the term of the notes, of which $18,616 remains to be amortized and is included within deferred financing costs on the Consolidated Statements of Assets and Liabilities as of September 30, 2014.
During the three months ended September 30, 2014 and September 30, 2013, we recorded $10,856 and $6,044, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.
Net Asset Value
During the three months ended September 30, 2014, we issued $59,735 of additional equity, net of underwriting and offering costs, by issuing 5,877,738 shares of our common stock. During the three months ended September 30, 2014, we sold 5,536,780 shares of our common stock at an average price of $10.22 per share, and raised $56,575 of gross proceeds, under our ATM Program. Net proceeds were $56,095 after commissions to the broker-dealer on shares sold and offering costs. On July 24, 2014, August 21, 2014 and September 18, 2014, we issued 98,503, 129,435 and 113,020 shares of our common stock in connection with the dividend reinvestment plan, respectively. The following table shows the calculation of net asset value per share as of September 30, 2014 and June 30, 2014.

	September 30, 2014	June 30, 2014
Net assets	$3,647,759	$3,618,182
Shares of common stock issued and outstanding	348,504,375	342,626,637
Net asset value per share	$10.47	$10.56
Results of Operations
Net increase in net assets resulting from operations for the three months ended September 30, 2014 and September 30, 2013 was $84,108 and $79,900, respectively. During the three months ended September 30, 2014, the $4,208 increase is due to a $12,126 increase in net investment income driven by a larger asset producing portfolio partially offset by an increase in interest expense due to additional debt financing. This increase is partially offset by a $7.918 unfavorable increase in net realized and unrealized gains and losses on investments. (See "Net Realized (Loss) Gain" and "Net Changes in Unrealized Appreciation (Depreciation)" for further discussion.)

Net increase in net assets resulting from operations for the three months ended September 30, 2014 and September 30, 2013 was $0.24 and $0.31 per weighted average share, respectively. During the three months ended September 30, 2014, the decrease is primarily due to a $0.03 per weighted average share decrease in dividend income received from our investment in Airmall and a $0.03 per weighted average share unfavorable increase in net realized and unrealized gains and losses on investments. (See "Net Realized (Loss) Gain" and "Net Changes in Unrealized Appreciation (Depreciation)" for further discussion.)
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
Investment income, which consists of interest income, including accretion of loan origination fees and prepayment penalty fees, dividend income and other income, including settlement of net profits interests, overriding royalty interests and structuring fees, was $202,021 and $161,034 for the three months ended September 30, 2014 and September 30, 2013, respectively. During the three months ended September 30, 2014, the increase in investment income is primarily the result of a larger income producing portfolio.
The following table describes the various components of investment income and the related levels of debt investments:

	Three Months Ended September 30,
	2014	2013
Interest income	$184,140	$138,421
Dividend income	2,225	7,089
Other income	15,656	15,524
Total investment income	$202,021	$161,034

Average debt principal of performing investments	$5,998,511	$4,179,192
Weighted average interest rate earned on performing assets	12.01%	12.96%
Average interest income producing assets have increased from $4,179,192 for the three months ended September 30, 2013 to $5,998,511 for the three months ended September 30, 2014. The average earned on interest bearing performing assets decreased from 13.0% for the three months ended September 30, 2013 to 12.6% for the year ended June 30, 2014 to 12.0% for the three months ended September 30, 2014. The decrease in returns during the comparable period is primarily due to originations at lower rates than our average existing portfolio yield.
Investment income is also generated from dividends and other income. Dividend income decreased from $7,089 for the three months ended September 30, 2013 to $2,225 for the three months ended September 30, 2014. The decrease in dividend income is primarily attributed to a $7,000 decrease in the level of dividends received from our investment in Airmall. We received dividends of $7,000 from Airmall during the three months ended September 30, 2013. No such dividends were received during the three months ended September 30, 2014 related to our investment in Airmall. The decrease in dividend income was partially offset by dividends of $1,430 and $671 received from our investments in Biotronic and Nationwide, respectively, during the three months ended September 30, 2014. The dividends received from Biotronic and Nationwide include distributions as part of follow-on financings in August and September 2014, as discussed above. No dividends were received from Biotronic or Nationwide during the three months ended September 30, 2013.

Other income has come primarily from structuring fees, royalty interests, and settlement of net profits interests. Income from other sources increased from $15,524 for the three months ended September 30, 2013 to $15,656 for the three months ended September 30, 2014. The slight increase is primarily due to a $5,498 increase in structuring fees. These fees are primarily generated from originations and will fluctuate as levels of originations fluctuate. During the three months ended September 30, 2014 and September 30, 2013, we recognized structuring fees of $14,158 and $8,660, respectively, from new originations, restructurings and follow-on investments. Included within the $14,158 of structuring fees recognized during the three months ended September 30, 2014 is a $3,000 fee from Airmall related to the sale of the operating company for which a fee was received in August 2014. The remaining $11,158 of structuring fees recognized during the three months ended September 30, 2014 resulted from follow-on investments and new originations, primarily from our investments in Pacific World, Trinity and UPRC, as discussed above. The increase in other income was partially offset by a decrease in miscellaneous income due to the receipt of $5,000 of legal cost reimbursement from a litigation settlement during the three months ended September 30, 2013 which had been expensed in prior years. No such income was received during the three months ended September 30, 2014.
Operating Expenses
Our primary operating expenses consist of investment advisory fees (base management and income incentive fees), borrowing costs, legal and professional fees and other operating and overhead-related expenses. These expenses include our allocable portion of overhead under the Administration Agreement with Prospect Administration under which Prospect Administration provides administrative services and facilities for us. Our investment advisory fees compensate Prospect Capital Management (the “Investment Adviser”) for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions. Operating expenses were $107,558 and $78,697 for the three months ended September 30, 2014 and September 30, 2013, respectively.
The base management fee was $33,165 and $23,045 for the three months ended September 30, 2014 and September 30, 2013, respectively. The increase is directly related to our growth in total assets. For the three months ended September 30, 2014 and September 30, 2013, we incurred $23,616 and $20,584 of income incentive fees, respectively. This increase was driven by a corresponding increase in pre-incentive fee net investment income from $102,921 for the three months ended September 30, 2013 to $118,079 for the three months ended September 30, 2014, primarily due to an increase in interest income from a larger asset base. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
During the three months ended September 30, 2014 and September 30, 2013, we incurred $42,914 and $27,407, respectively, of expenses related to our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our "Notes"). These expenses are related directly to the leveraging capacity put into place for each of those periods and the levels of indebtedness actually undertaken in those periods. The table below describes the various expenses of our Notes and the related indicators of leveraging capacity and indebtedness during these periods.

	Three Months Ended September 30,
	2014	2013
Interest on borrowings	$37,010	$23,524
Amortization of deferred financing costs	3,829	2,435
Accretion of discount on Public Notes	69	36
Facility commitment fees	2,006	1,412
Total interest and credit facility expenses	$42,914	$27,407

Average principal debt outstanding	$2,731,720	$1,615,894
Weighted average stated interest rate on borrowings(1)	5.30%	5.70%
Weighted average interest rate on borrowings(2)	5.85%	6.29%
Revolving Credit Facility amount at beginning of year	$857,500	$552,500

(1)	Includes only the stated interest expense.

(2)	Includes the stated interest expense, amortization of deferred financing costs, accretion of discount on Public Notes and commitment fees on the undrawn portion of our Revolving Credit Facility.

The increase in interest expense for the three months ended September 30, 2014 is primarily due to the issuance of additional Prospect Capital InterNotes® during the final three quarters of the prior fiscal year, the 5.00% 2019 Notes, and the 2020 Notes for which we incurred an incremental $13,842 of collective interest expense. The weighted average interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) decreased from 5.70% for the three months ended September 30, 2013 to 5.30% for the three months ended September 30, 2014. This decrease is primarily due to issuances of debt at lower coupon rates. For example, the weighted average interest rate on our Prospect Capital InterNotes® decreased from 5.62% as of September 30, 2013 to 5.38% as of September 30, 2014.
The allocation of overhead expense from Prospect Administration was $2,416 and $3,986 for the three months ended September 30, 2014 and September 30, 2013, respectively. During the three months ended September 30, 2014 and September 30, 2013, Prospect Administration received payments of $1,055 and $1,078, respectively, directly from our portfolio companies for legal, tax and portfolio level accounting services. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration's charges for its administrative services would have increased by these amounts.
Excise tax decreased from an expense of $1,000 for the three months ended September 30, 2013 to zero for the three months ended September 30, 2014. As of June 30, 2013, we accrued $5,000 as an estimate of the excise tax due for continuing to retain a portion of our annual taxable income for the calendar year ended December 31, 2013. We previously paid $4,500 for the undistributed ordinary income retained at December 31, 2012. During the year ended June 30, 2014, we amended our excise tax returns resulting in the $4,200 reversal of previously recognized expense and we recorded a $2,200 prepaid asset for the amount our $4,500 excise tax payment exceeded the excise tax liability estimated through June 30, 2014. There was no excise tax expense for the three months ended September 30, 2014.
Total operating expenses, net of investment advisory fees, interest and credit facility expenses, allocation of overhead from Prospect Administration and excise tax (“Other Operating Expenses”) were $5,447 and $2,675 for the three months ended September 30, 2014 and September 30, 2013, respectively. The increase of $2,772 during the three months ended September 30, 2014 is primarily due to an increase in our legal fees related to the discussions with the SEC regarding consolidation.
Net Investment Income
Net investment income was $94,463 and $82,337 for the three months ended September 30, 2014 and September 30, 2013, respectively ($0.28 and $0.32 per weighted average share, respectively). The $12,126 increase during the three months ended September 30, 2014 is primarily the result of a $40,987 increase in investment income partially offset by a $28,861 increase in operating expenses. The $0.04 per weighted average share decrease in net investment income for the three months ended September 30, 2014 is primarily due to a $0.01 per weighted average share decrease in other income primarily due to legal costs recovered during the three months ended September 30, 2013 and, to a lesser extent, a decrease in dividend income due to a decline in the level of dividends received from our investment in Airmall. (Refer to "Investment Income" and "Operating Expenses" above for further discussion.)
Net Realized (Loss) Gain
Net realized (loss) gain was $(22,911) and $3,789 for the three months ended September 30, 2014 and September 30, 2013, respectively. The net realized loss during the three months ended September 30, 2014 was primarily due to the sale of our investments in Airmall, Borga and BXC for which we recognized total realized losses of $23,011, as discussed above. During the three months ended September 30, 2014, we determined that the impairment of Appalachian Energy LLC ("AEH") was other-than-temporary and recorded a realized loss of $2,042 for the amount that the amortized cost exceeded the fair value. These losses were partially offset by net realized gains from the proceeds collected on warrants redeemed from Snacks Parent Corporation, litigation settlements and the release of escrowed amounts due to us from several portfolio companies for which we recognized total realized gains of of $2,142.
Net Change in Unrealized Appreciation (Depreciation)
Net change in unrealized appreciation (depreciation) was $12,556 and $(6,226) for the three months ended September 30, 2014 and September 30, 2013, respectively. The variability in results is primarily due to the valuation of equity positions in our portfolio susceptible to significant changes in value, both increases as well as decreases, due to operating results. For the three months ended September 30, 2014, the $12,556 net change in unrealized appreciation was driven by the sale of our investments in Airmall, Borga and BXC for which we eliminated the unrealized depreciation balances related to these investments. We also experienced significant write-ups in our investments in Ajax, Harbortouch, MITY and NPRC. These instances of unrealized appreciation were partially offset by unrealized depreciation related to APRC, Echelon, Gulf Coast, Valley Electric and our CLO equity investments.

Financial Condition, Liquidity and Capital Resources
For the three months ended September 30, 2014 and September 30, 2013, our operating activities used $97,411 and $236,715 of cash, respectively. There were no investing activities for the three months ended September 30, 2014 and September 30, 2013. Financing activities provided $256,470 and $195,873 of cash during the three months ended September 30, 2014 and September 30, 2013, respectively, which included dividend payments of $109,951 and $80,064, respectively.
Our primary uses of funds have been to continue to invest in portfolio companies, through both debt and equity investments, repay outstanding borrowings and to make cash distributions to holders of our common stock.
Our primary sources of funds have been issuances of debt and equity. We have and may continue to fund a portion of our cash needs through borrowings from banks, issuances of senior securities or secondary offerings. We may also securitize a portion of our investments in unsecured or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the three months ended September 30, 2014, we borrowed $547,000 and made repayments totaling $228,000 under our Revolving Credit Facility. As of September 30, 2014, we had $411,000 outstanding on our Revolving Credit Facility, $1,247,500 outstanding on our Convertible Notes, Public Notes with a carrying value of $647,950 and $784,305 outstanding on our Prospect Capital InterNotes®. (See "Capitalization" above.)
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 2.00%. As of September 30, 2014 and June 30, 2014, we had $202,963 and $143,597, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies.
Our Board of Directors, pursuant to the Maryland General Corporation Law, executed Articles of Amendment to increase the number of shares authorized for issuance from 500,000,000 to 1,000,000,000 in the aggregate. The amendment became effective May 6, 2014.
On October 15, 2013, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $3,635,217 of additional debt and equity securities in the public market as of September 30, 2014.  See "Recent Developments" for updates to our Registration Statement subsequent to September 30, 2014.
We also continue to generate liquidity through public and private stock offerings.
On August 29, 2014, we entered into an ATM Program with BB&T Capital Markets, Goldman Sachs, KeyBanc Capital Markets, and RBC Capital Markets through which we could sell, by means of at-the-market offerings from time to time, up to 50,000,000 shares of our common stock. During the period from September 8, 2014 through September 25, 2014 (with settlement dates of September 11, 2014 to September 30, 2014), we sold 5,536,780 shares of our common stock at an average price of $10.22 per share, and raised $56,575 of gross proceeds, under the ATM Program. Net proceeds were $56,095 after commissions to the broker-dealer on shares sold and offering costs. See "Recent Developments" for issuances under the ATM Program subsequent to September 30, 2014.
Off-Balance Sheet Arrangements
As of September 30, 2014, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than those which originate from 1) the investment advisory and management agreement and the administration agreement and 2) the portfolio companies.
Recent Developments
During the period from September 26, 2014 through October 29, 2014 (with settlement dates of October 1, 2014 to November 3, 2014), we sold 3,954,195 shares of our common stock at an average price of $9.76 per share, and raised $38,574 of gross proceeds, under the ATM Program. Net proceeds were $38,377 after commissions to the broker-dealer on shares sold and offering costs.
On October 3, 2014, we sold our $35,000 investment in Babson CLO Ltd. 2011-I and realized a loss on the sale.
On October 6, 2014, we made a $35,221 follow-on investment in Onyx Payments to fund an acquisition.
On October 7, 2014, Grocery Outlet, Inc. repaid the $14,457 loan receivable to us.
On October 8, 2014, we made a $65,000 secured debt investment in Capstone Logistics, LLC, a logistics services portfolio company.

On October 9, 2014, we made an investment of $50,743 to purchase 83.60% of the subordinated notes in Babson CLO Ltd. 2014-III in a co-investment transaction with Priority Income Fund, Inc.
On October 10, 2014, Ajax Rolled Ring & Machine, LLC repaid the $19,337 loan receivable to us.
On October 17, 2014, we made an investment of $48,994 to purchase 90.54% of the subordinated notes in Symphony CLO XV, Ltd.
On October 20, 2014, we sold our $22,000 investment in Galaxy XII CLO, Ltd. and realized a loss on the sale.
On October 21, 2014, we made a $22,500 secured debt investment in Hollander Sleep Products, a manufacturer of bed pillows and mattress pads in the United States.
On October 22, 2014, we issued 138,721 shares of our common stock in connection with the dividend reinvestment plan.
On November 4, 2014, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $5,000,000 of additional debt and equity securities in the public market.
In addition to the transactions noted above, during the period from October 1, 2014 through November 6, 2014, we made seven follow-on investments in NPRC totaling $55,000 to support the online lending initiative. We invested $8,250 of equity through NPH and $46,750 of debt directly to NPRC. In addition, during this period, we received a partial repayment of $10,965 of the NPRC loan previously outstanding and $1,935 as a return of capital on the equity investment in NPRC.
Critical Accounting Policies and Estimates
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) pursuant to the requirements for reporting on Form 10-Q, ASC 946, Financial Services—Investment Companies (“ASC 946”), and Articles 6 and 10 of Regulation S-X. Under the 1940 Act, ASC 946, and the regulations pursuant to Article 6 of Regulation S-X, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit us. Our consolidated financial statements include the accounts of Prospect, PCF, PSBL, and the Consolidated Holding Companies. All intercompany balances and transactions have been eliminated in consolidation. The financial results of our non-substantially wholly-owned holding companies and operating portfolio company investments are not consolidated in the financial statements. Any operating companies owned by the Consolidated Holding Companies are not consolidated.
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
Cash and Cash Equivalents
Cash and cash equivalents include funds deposited with financial institutions and short-term, highly-liquid overnight investments in money market funds. Cash and cash equivalents are carried at cost which approximates fair value.
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
Investment Valuation
To value our investments, we follow the guidance of ASC 820, Fair Value Measurement ("ASC 820"), that defines fair value, establishes a framework for measuring fair value in conformity with GAAP, and requires disclosures about fair value measurements. In accordance with ASC 820, the fair value of our investments is defined as the price that we would receive upon selling an investment in an orderly transaction to an independent buyer in the principal or most advantageous market in which that investment is transacted.
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

For most of our investments, market quotations are not available. With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, our Board of Directors has approved a multi-step valuation process each quarter, as described below.

1.	Each portfolio company or investment is reviewed by our investment professionals with independent valuation firms engaged by our Board of Directors.

2.	The independent valuation firms conduct independent valuations and make their own independent assessments.

3.	The Audit Committee of our Board of Directors reviews and discusses the preliminary valuation of Prospect Capital Management LLC (the “Investment Adviser”) and that of the independent valuation firms.

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
Valuation of Other Financial Assets and Financial Liabilities
ASC 825, Financial Instruments, specifically ASC 825-10-25, permits an entity to choose, at specified election dates, to measure eligible items at fair value (the "Fair Value Option"). We have not elected the Fair Value Option to report selected financial assets and financial liabilities. See Note 8 for further discussion of our financial liabilities that are measured using another measurement attribute.
Convertible Notes
We have recorded the Convertible Notes at their contractual amounts. The Convertible Notes were analyzed for any features that would require bifurcation and such features were determined to be immaterial. See Note 5 for further discussion.

Revenue Recognition
Realized gains or losses on the sale of investments are calculated using the specific identification method.
Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of such purchase discounts or amortization of premiums is calculated by the effective interest method as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as interest income. The purchase discount for portfolio investments acquired from Patriot Capital Funding, Inc. (“Patriot”) was determined based on the difference between par value and fair value as of December 2, 2009, and continued to accrete until maturity or repayment of the respective loans. As of March 31, 2014, the purchase discount for the assets acquired from Patriot had been fully accreted. See Note 3 for further discussion.
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, are likely to remain current. As of September 30, 2014, less than 0.1% of our total assets are in non-accrual status.
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
Structuring fees and similar fees are recognized as income as earned, usually when paid. Structuring fees, excess deal deposits, net profits interests and overriding royalty interests are included in other income. See Note 10 for further discussion.
Federal and State Income Taxes
We have elected to be treated as a regulated investment company and intend to continue to comply with the requirements of the Code applicable to regulated investment companies. We are required to distribute at least 90% of our investment company taxable income and intend to distribute (or retain through a deemed distribution) all of our investment company taxable income and net capital gain to stockholders; therefore, we have made no provision for income taxes. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital.
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of September 30, 2014, we had a deposit with the IRS for excise taxes as we have made estimated excise tax payments in excess of our expected excise tax liability for the calendar year ending December 31, 2014.
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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of September 30, 2014 and for the three months then ended, we did not have a liability for any unrecognized tax benefits, respectively. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2010 remain subject to examination by the Internal Revenue Service.
Dividends and Distributions
Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a monthly dividend or distribution is approved by our Board of Directors quarterly and is generally based upon our management’s estimate of our future earnings. Net realized capital gains, if any, are distributed at least annually.
Financing Costs
We record origination expenses related to our Revolving Credit Facility and Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Unsecured Notes”) as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method for our Revolving Credit Facility and the effective interest method for our Unsecured Notes over the respective expected life or maturity.
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
Recent Accounting Pronouncements
In August 2014, the FASB issued Accounting Standards Update 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. The adoption of the amended guidance in ASU 2014-15 is not expected to have a significant effect on our consolidated financial statements and disclosures.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have no material changes to the disclosures on this matter made in our Annual Report on Form 10-K for the year ended June 30, 2014.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2014, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such of these matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any such litigation as of September 30, 2014.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2014, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.
3.1	Articles of Amendment and Restatement, as amended(1)
3.2	Amended and Restated Bylaws(2)
10.1
Fifth Amended and Restated Loan and Servicing Agreement, dated August 29, 2014, among Prospect Capital Funding LLC, Prospect Capital Corporation, the lenders from time to time party thereto, the managing agents from time to time party thereto, KeyBank National Association and Royal Bank of Canada as Syndication Agents, U.S. Bank National Association as Calculation Agent, Paying Agent and Documentation Agent, KeyBank National Association as Facility Agent, and KeyBank National Association as Structuring Agent, Sole Lead Arranger and Sole Bookrunner(3)

10.2	Amended and Restated Custody Agreement, dated as of September 23, 2014, by and between the Registrant and U.S. Bank National Association(4)
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

*	Filed herewith.
(1)	Incorporated by reference from the Registrant's Form 8-K filed on May 9, 2014.
(2)	Incorporated by reference from the Registrant's Form 8-K filed on August 26, 2011.
(3)	Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on September 4, 2014.
(4)	Incorporated by reference from Pre-Effective Amendment No. 1 to the Registrant's Registration Statement, filed on October 14, 2014.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPECT CAPITAL CORPORATION

Date:	November 6, 2014	By:	/s/ JOHN F. BARRY III
John F. Barry III
Chairman of the Board and Chief Executive Officer

Date:	November 6, 2014	By:	/s/ BRIAN H. OSWALD
Brian H. Oswald
Chief Financial Officer