Form 10-Q
period 2014-12-31
PROSPECT CAPITAL CORP
filed 2015-02-04
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014 OR
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at February 3, 2015
$0.001 par value	358,401,659

PROSPECT CAPITAL CORPORATION

FORWARD-LOOKING STATEMENTS
This report contains information that may constitute "forward-looking statements." Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future—including statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results—are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, "Item 1A. Risk Factors" and elsewhere in this report and in our Annual Report on Form 10-K for the year ended June 30, 2014, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	December 31, 2014	June 30, 2014
	(Unaudited)	(Audited)
Assets
Investments at fair value:
Control investments (amortized cost of $1,714,686 and $1,719,242, respectively)	$1,723,749	$1,640,454
Affiliate investments (amortized cost of $45,788 and $31,829, respectively)	46,106	32,121
Non-control/non-affiliate investments (amortized cost of $4,740,729 and $4,620,451, respectively)	4,753,868	4,581,164
Total investments at fair value (amortized cost of $6,501,203 and $6,371,522, respectively)	6,523,723	6,253,739
Cash and cash equivalents	106,481	134,225
Receivables for:
Interest, net	19,694	21,997
Other	2,752	2,587
Prepaid expenses	929	2,828
Deferred financing costs	62,838	61,893
Total Assets	6,716,417	6,477,269

Liabilities
Revolving Credit Facility (Notes 4 and 8)	177,700	92,000
Convertible Notes (Notes 5 and 8)	1,247,500	1,247,500
Public Notes (Notes 6 and 8)	647,998	647,881
Prospect Capital InterNotes® (Notes 7 and 8)	785,317	785,670
Dividends payable	39,622	37,843
Due to Prospect Administration (Note 13)	4,018	2,208
Due to Prospect Capital Management (Note 13)	56,936	3
Accrued expenses	4,461	4,790
Interest payable	40,775	37,459
Other liabilities	3,013	3,733
Total Liabilities	3,007,340	2,859,087
Net Assets	$3,709,077	$3,618,182

Components of Net Assets
Common stock, par value $0.001 per share (1,000,000,000 common shares authorized; 358,250,121 and 342,626,637 issued and outstanding, respectively) (Note 9)	$358	$343
Paid-in capital in excess of par (Note 9)	3,965,966	3,814,634
(Distributions in excess of net investment income)/Undistributed net investment income	(8,891)	42,086
Accumulated realized losses	(270,876)	(121,098)
Unrealized appreciation (depreciation) on investments	22,520	(117,783)
Net Assets	$3,709,077	$3,618,182

Net Asset Value Per Share (Note 16)	$10.35	$10.56

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Investment Income
Interest income:
Control investments	$50,684	$37,086	$95,812	$69,719
Affiliate investments	1,004	1,399	1,841	2,895
Non-control/non-affiliate investments	97,331	79,420	196,109	157,532
CLO fund securities	39,795	29,198	79,192	55,378
Total interest income	188,814	147,103	372,954	285,524
Dividend income:
Control investments	2,651	8,877	3,410	15,952
Affiliate investments	(651)	—	778	—
Non-control/non-affiliate investments	—	9	22	12
Money market funds	11	6	26	17
Total dividend income	2,011	8,892	4,236	15,981
Other income:
Control investments	3,069	17,928	8,732	27,149
Affiliate investments	—	5	226	7
Non-control/non-affiliate investments	4,989	4,162	14,756	10,463
Total other income (Note 10)	8,058	22,095	23,714	37,619
Total Investment Income	198,883	178,090	400,904	339,124

Operating Expenses
Investment advisory fees:
Base management fee (Note 13)	34,034	25,075	67,199	48,120
Income incentive fee (Note 13)	22,831	23,054	46,447	43,638
Total investment advisory fees	56,865	48,129	113,646	91,758
Interest and credit facility expenses	42,244	29,256	85,158	56,663
Legal fees	395	(42)	1,558	177
Valuation services	459	449	909	888
Audit, compliance and tax related fees	924	745	1,591	1,368
Allocation of overhead from Prospect Administration (Note 13)	3,014	3,986	5,430	7,972
Insurance expense	121	90	252	183
Directors’ fees	94	75	188	150
Excise tax	1,775	1,000	1,775	2,000
Other general and administrative expenses	1,667	2,187	4,609	3,413
Total Operating Expenses	107,558	85,875	215,116	164,572
Net Investment Income	91,325	92,215	185,788	174,552

Net realized loss	(133,102)	(5,671)	(156,013)	(1,882)
Net change in unrealized appreciation (depreciation) on investments	127,747	(1,182)	140,303	(7,408)
Net Increase in Net Assets Resulting from Operations	$85,970	$85,362	$170,078	$165,262

Net increase in net assets resulting from operations per share	$0.24	$0.30	$0.49	$0.61
Dividends declared per share	$(0.33)	$(0.33)	$(0.66)	$(0.66)

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except share data)
(Unaudited)

	Six Months Ended December 31,
	2014	2013
Operations
Net investment income	$185,788	$174,552
Net realized loss	(156,013)	(1,882)
Net change in unrealized appreciation (depreciation) on investments	140,303	(7,408)
Net Increase in Net Assets Resulting from Operations	170,078	165,262

Distributions to Shareholders
Distribution from net investment income	(232,449)	(183,315)
Distribution of return of capital	—	—
Net Decrease in Net Assets Resulting from Distributions to Shareholders	(232,449)	(183,315)

Common Stock Transactions
Issuance of common stock, net of underwriting costs	146,085	563,578
Less: Offering costs from issuance of common stock	(488)	(1,019)
Value of shares issued to acquire controlled investments	—	21,006
Value of shares issued through reinvestment of dividends	7,669	9,093
Net Increase in Net Assets Resulting from Common Stock Transactions	153,266	592,658

Total Increase in Net Assets	90,895	574,605
Net assets at beginning of period	3,618,182	2,656,494
Net Assets at End of Period	$3,709,077	$3,231,099

Common Stock Activity
Shares sold	14,845,556	50,700,067
Shares issued to acquire controlled investments	—	1,918,342
Shares issued through reinvestment of dividends	777,928	804,062
Total shares issued due to common stock activity	15,623,484	53,422,471
Shares issued and outstanding at beginning of period	342,626,637	247,836,965
Shares Issued and Outstanding at End of Period	358,250,121	301,259,436

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(Unaudited)

	Six Months Ended December 31,
	2014	2013
Operating Activities
Net increase in net assets resulting from operations	$170,078	$165,262
Net realized loss	156,013	1,882
Net change in unrealized (appreciation) depreciation on investments	(140,303)	7,408
Amortization of discounts and premiums, net	37,332	23,133
Accretion of discount on Public Notes (Note 6)	117	88
Amortization of deferred financing costs	6,688	4,998
Payment-in-kind interest	(10,287)	(9,845)
Structuring fees	(15,081)	(15,533)
Change in operating assets and liabilities:
Payments for purchases of investments	(1,384,542)	(1,118,612)
Proceeds from sale of investments and collection of investment principal	1,086,884	419,405
Decrease in interest receivable, net	2,303	8,679
(Increase) decrease in other receivables	(165)	2,330
Decrease in prepaid expenses	1,899	263
Increase in due to broker	—	1,238
Increase in due to Prospect Administration	1,810	375
Increase in due to Prospect Capital Management	56,933	42,784
(Decrease) increase in accrued expenses	(329)	1,279
Increase in interest payable	3,316	2,369
(Decrease) increase in other liabilities	(720)	4,006
Net Cash Used in Operating Activities	(28,054)	(458,491)

Financing Activities
Borrowings under Revolving Credit Facility (Note 4)	839,000	96,000
Principal payments under Revolving Credit Facility (Note 4)	(753,300)	(220,000)
Issuance of Prospect Capital InterNotes® (Note 7)	21,789	238,780
Redemptions of Prospect Capital InterNotes® (Note 7)	(22,142)	(1,650)
Financing costs paid and deferred	(7,633)	(6,139)
Proceeds from issuance of common stock, net of underwriting costs	146,085	563,578
Offering costs from issuance of common stock	(488)	(1,019)
Dividends paid	(223,001)	(168,291)
Net Cash Provided by Financing Activities	310	501,259

Total (Decrease) Increase in Cash and Cash Equivalents	(27,744)	42,768
Cash and cash equivalents at beginning of period	134,225	203,236
Cash and Cash Equivalents at End of Period	$106,481	$246,004

Supplemental Disclosures
Cash paid for interest	$75,037	$47,226

Non-Cash Financing Activities
Value of shares issued through reinvestment of dividends	$7,669	$9,093
Value of shares issued to acquire controlled investments	$—	$21,006

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
(in thousands, except share data)

			December 31, 2014 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(47)

American Property REIT Corp.(32)	Various / Real Estate	Senior Term Loan (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 4/1/2019)(4)	$105,958	$105,958	$105,958	2.9%
		Common Stock (272,116 shares)		24,769	30,692	0.8%
				130,727	136,650	3.7%
Arctic Energy Services, LLC(30)	Wyoming / Oil & Gas Production	Senior Secured Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor), due 5/5/2019)(3)(4)	31,640	31,640	31,640	0.9%
		Senior Subordinated Term Loan (14.00% (LIBOR + 11.00% with 3.00% LIBOR floor), due 5/5/2019)(3)(4)	20,230	20,230	20,230	0.5%
		Class A Units (700 units)		9,006	9,774	0.3%
				60,876	61,644	1.7%
CCPI Inc.(33)	Ohio / Manufacturing	Senior Secured Term Loan A (10.00%, due 12/31/2017)(3)	16,988	16,988	16,988	0.5%
		Senior Secured Term Loan B (12.00% plus 7.00% PIK, due 12/31/2017)	8,539	8,539	8,539	0.2%
		Common Stock (14,857 shares)		8,553	8,011	0.2%
				34,080	33,538	0.9%
CP Energy Services Inc.(38)	Oklahoma / Oil & Gas Production	Senior Secured Term Loan A to CP Well Testing, LLC (7.00% (LIBOR + 5.00% with 2.00% LIBOR floor), due 4/1/2019)(4)	11,035	11,035	11,035	0.3%
		Senior Secured Term Loan B to CP Well Testing, LLC (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor) plus 7.50% PIK, due 4/1/2019)(3)(4)	72,238	72,238	72,238	1.9%
		Second Lien Term Loan to CP Well Testing, LLC (9.00% (LIBOR + 7.00% with 2.00% LIBOR floor) plus 9.00% PIK, due 4/1/2019)(4)	15,000	15,000	15,000	0.4%
		Common Stock (2,924 shares)		15,227	20,499	0.6%
				113,500	118,772	3.2%
Credit Central Loan Company, LLC(34)	Ohio / Consumer Finance	Subordinated Term Loan (10.00% plus 10.00% PIK, due 6/26/2019)(22)	36,333	36,333	36,333	1.0%
		Class A Shares (7,500,000 shares)(22)		11,473	12,637	0.3%
				47,806	48,970	1.3%
Echelon Aviation LLC	New York / Aerospace & Defense	Senior Secured Term Loan (11.75% (LIBOR + 9.75% with 2.00% LIBOR floor) plus 2.25% PIK, due 3/31/2022)(4)	40,808	40,808	40,808	1.1%
		Class A Shares (11,335,318 shares)		19,907	16,632	0.4%
				60,715	57,440	1.5%
First Tower Finance Company LLC(29)	Mississippi / Consumer Finance	Subordinated Term Loan to First Tower, LLC (10.00% plus 12.00% PIK, due 6/24/2019)(22)	251,246	251,246	251,246	6.8%
		Class A Shares (83,729,323 shares)(22)		65,957	82,038	2.2%
				317,203	333,284	9.0%
Freedom Marine Solutions, LLC(8)	Louisiana / Energy	Senior Secured Note to Vessel Company, LLC (18.00%, due 12/12/2016)	3,500	3,500	3,500	0.1%
		Senior Secured Note to Vessel Company II, LLC (13.00%, due 11/25/2018)	13,000	12,504	9,499	0.3%
		Senior Secured Note to Vessel Company III, LLC (13.00%, due 12/3/2018)	16,000	16,000	11,889	0.3%
		Membership Interest (100%)		7,807	4,260	0.1%
				39,811	29,148	0.8%
Gulf Coast Machine & Supply Company	Texas / Manufacturing	Senior Secured Term Loan (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor), due 10/12/2017)(4)	19,500	19,500	12,963	0.3%
		Series A Convertible Preferred Stock (99,900 shares)		25,950	—	—%
				45,450	12,963	0.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			December 31, 2014 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(47)

Harbortouch Payments, LLC(43)	Pennsylvania / Business Services	Senior Secured Term Loan A (9.00% (LIBOR + 7.00% with 2.00% LIBOR floor), due 9/30/2017)(3)(4)	$130,392	$130,392	$130,392	3.5%
		Senior Secured Term Loan B (5.50% (LIBOR + 4.00% with 1.50% LIBOR floor) plus 5.50% PIK, due 3/31/2018)(4)	137,226	137,226	137,226	3.7%
		Senior Secured Term Loan C (13.00% (LIBOR + 9.00% with 4.00% LIBOR floor), due 9/29/2018)(4)	25,196	25,196	25,196	0.7%
		Class C Shares (535 shares)		8,780	40,171	1.1%
				301,594	332,985	9.0%
The Healing Staff, Inc.(9)	North Carolina / Contracting	Secured Promissory Notes to The Healing Staff, Inc. and Vets Securing America, Inc. (15.00%, in non-accrual status effective 12/22/2010, past due)	1,688	1,686	—	—%
		Senior Demand Note to The Healing Staff, Inc. (15.00%, in non-accrual status effective 11/1/2010, past due)	1,170	1,170	—	—%
		Common Stock of The Healing Staff, Inc. (1,000 shares)		—	—	—%
		Common Stock of Vets Securing America, Inc. (1 share)		975	—	—%
				3,831	—	—%
MITY, Inc.(17)	Utah / Durable Consumer Products	Revolving Line of Credit – $7,500 Commitment (9.50% (LIBOR + 7.00% with 2.50% LIBOR floor), due 3/23/2015)(4)(25)(26)	2,500	2,500	2,500	0.1%
		Senior Secured Note A (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor), due 3/19/2019)(3)(4)	18,250	18,250	18,250	0.5%
		Senior Secured Note B (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor) plus 10.00% PIK, due 3/19/2019)(4)	15,769	15,769	15,769	0.4%
		Subordinated Unsecured Note to Broda Enterprises ULC (10.00%, due on demand)(22)	6,593	6,593	6,593	0.2%
		Common Stock (42,053 shares)		7,456	9,506	0.2%
				50,568	52,618	1.4%
National Property REIT Corp.(40)	Various / Real Estate	Senior Secured Term Loan A (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 4/1/2019)(4)	218,717	218,717	218,717	5.9%
		Senior Secured Term Loan B (14.00% (LIBOR + 12.00% with 2.00% LIBOR floor) plus 3.00% PIK, due 4/1/2019)(4)	24,650	24,650	24,650	0.7%
		Common Stock (84,567 shares)		48,696	74,619	2.0%
				292,063	317,986	8.6%
Nationwide Acceptance LLC(36)	Illinois / Consumer Finance	Subordinated Term Loan (10.00% plus 10.00% PIK, due 6/18/2019)(22)	14,820	14,820	14,820	0.4%
		Class A Shares (24,029,326 shares)(22)		12,919	12,591	0.3%
				27,739	27,411	0.7%
NMMB, Inc.(24)	New York / Media	Senior Secured Note (14.00%, due 5/6/2016)	3,714	3,714	2,300	0.1%
		Senior Secured Note to Armed Forces Communications, Inc. (14.00%, due 5/6/2016)	7,000	7,000	4,334	0.1%
		Series A Preferred Stock (7,200 shares)		7,200	—	—%
		Series B Preferred Stock (5,669 shares)		5,669	—	—%
				23,583	6,634	0.2%
R-V Industries, Inc.	Pennsylvania / Manufacturing	Senior Subordinated Note (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 6/12/2018)(3)(4)	30,411	30,411	30,411	0.8%
		Common Stock (545,107 shares)		5,087	14,576	0.4%
		Warrant (to purchase 200,000 shares of Common Stock, expires 6/30/2017)		1,682	5,348	0.2%
				37,180	50,335	1.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			December 31, 2014 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(47)

United Property REIT Corp.(41)	Various / Real Estate	Senior Term Loan (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 4/1/2019)(4)	$58,219	$58,219	$58,219	1.6%
		Common Stock (70,689 shares)		11,946	14,772	0.4%
				70,165	72,991	2.0%
Valley Electric Company, Inc.(35)	Washington / Construction & Engineering	Senior Secured Note to Valley Electric Co. of Mt. Vernon, Inc. (8.00% (LIBOR + 5.00% with 3.00% LIBOR floor) plus 2.50% PIK, due 12/31/2017)(3)(4)	10,211	10,211	10,211	0.3%
		Senior Secured Note (10.00% plus 8.50% PIK, due 12/31/2018)	21,380	21,380	18,365	0.5%
		Common Stock (50,000 shares)		26,204	—	—%
				57,795	28,576	0.8%
Wolf Energy, LLC(12)	Kansas / Oil & Gas Production	Senior Secured Promissory Note secured by assets formerly owned by H&M (18.00%, in non-accrual status effective 4/15/2013, due 4/15/2018)(37)	29,434	—	1,775	—%
		Membership Interest (100%)		—	—	—%
		Net Profits Interest (8% of Equity Distributions)(7)		—	29	—%
				—	1,804	—%
Total Control Investments				$1,714,686	$1,723,749	46.5%

Affiliate Investments (5.00% to 24.99% voting control)(48)

BNN Holdings Corp.	Michigan / Healthcare	Senior Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 8/29/2019)(3)(4)	$21,670	$21,670	$21,461	0.6%
		Senior Term Loan B (11.50% (LIBOR + 10.50% with 1.00% LIBOR floor), due 8/29/2019)(3)(4)	21,890	21,890	21,847	0.6%
		Series A Preferred Stock (9,925.455 shares)(13)		1,780	2,304	0.1%
		Series B Preferred Stock (1,753.636 shares)(13)		448	494	—%
				45,788	46,106	1.3%
Total Affiliate Investments				$45,788	$46,106	1.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			December 31, 2014 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Aderant North America, Inc.	Georgia / Software & Computer Services	Second Lien Term Loan (10.00% (LIBOR + 8.75% with 1.25% LIBOR floor), due 6/20/2019)(4)(16)	$7,000	$6,920	$7,000	0.2%
				6,920	7,000	0.2%
AFI Shareholder, LLC (f/k/a Aircraft Fasteners International, LLC)	California / Machinery	Class A Units (32,500 units)		396	445	—%
				396	445	—%
Airmall Inc.(27)	Pennsylvania / Property Management	Escrow Receivable		5,880	3,678	0.1%
				5,880	3,678	0.1%
Ajax Rolled Ring & Machine, LLC(42)	South Carolina / Manufacturing	Escrow Receivable		—	2,734	0.1%
				—	2,734	0.1%
ALG USA Holdings, LLC	Pennsylvania / Hotels, Restaurants & Leisure	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 2/28/2020)(4)(16)	12,000	11,807	12,000	0.3%
				11,807	12,000	0.3%
American Broadband Holding Company and Cameron Holdings of NC, Inc.	North Carolina / Telecommunication Services	Senior Secured Term Loan B (11.00% (LIBOR + 9.75% with 1.25% LIBOR floor), due 9/30/2018)(3)(4)	74,654	74,654	74,654	2.0%
				74,654	74,654	2.0%
American Gilsonite Company	Utah / Metal Services & Minerals	Second Lien Term Loan (11.50%, due 9/1/2017)(16)	38,500	38,500	38,500	1.0%
		Membership Interest (99.9999%)(15)		—	4,275	0.2%
				38,500	42,775	1.2%
Apidos CLO IX	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 19.16%)(11)(22)	20,525	18,261	18,965	0.5%
				18,261	18,965	0.5%
Apidos CLO XI	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 15.27%)(11)(22)	38,340	32,764	34,261	0.9%
				32,764	34,261	0.9%
Apidos CLO XII	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 16.44%)(11)(22)	44,063	39,961	40,811	1.1%
				39,961	40,811	1.1%
Apidos CLO XV	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 14.64%)(11)(22)	36,515	35,620	35,215	0.9%
				35,620	35,215	0.9%
Arctic Glacier U.S.A., Inc.	Minnesota / Food Products	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 11/10/2019)(3)(4)	150,000	150,000	149,674	4.0%
				150,000	149,674	4.0%
Ark-La-Tex Wireline Services, LLC	Louisiana / Oil and Gas Production	Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 4/8/2019)(4)	26,662	26,662	26,662	0.7%
		Senior Secured Term Loan B (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 4/8/2019)(4)	26,662	26,662	26,662	0.7%
				53,324	53,324	1.4%
Armor Holding II LLC	New York / Diversified Financial Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 12/26/2020)(3)(4)(16)	7,000	6,881	6,881	0.2%
				6,881	6,881	0.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			December 31, 2014 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Atlantis Health Care Group (Puerto Rico), Inc.	Puerto Rico / Healthcare	Revolving Line of Credit – $4,000 Commitment (13.00% (LIBOR + 11.00% with 2.00% LIBOR floor), due 8/21/2015)(4)(25)(26)	$2,350	$2,350	$2,350	0.1%
		Senior Term Loan (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor), due 2/21/2018)(3)(4)	38,759	38,759	34,264	0.9%
				41,109	36,614	1.0%
Babson CLO Ltd. 2014-III	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 14.71%)(11)(22)	52,250	51,031	50,301	1.4%
				51,031	50,301	1.4%
Blue Coat Systems, Inc.	Massachusetts / Software & Computer Services	Second Lien Term Loan (9.50% (LIBOR + 8.50% with 1.00% LIBOR floor), due 6/28/2020)(3)(4)(16)	11,000	10,908	10,908	0.3%
				10,908	10,908	0.3%
Broder Bros., Co.	Pennsylvania / Textiles, Apparel & Luxury Goods	Senior Secured Notes (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 4/8/2019)(3)(4)(46)	254,800	254,800	253,883	6.8%
				254,800	253,883	6.8%
Brookside Mill CLO Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 19.84%)(11)(22)	26,000	22,345	24,453	0.7%
				22,345	24,453	0.7%
Caleel + Hayden, LLC	Colorado / Personal & Nondurable Consumer Products	Membership Interest(31)		—	242	—%
				—	242	—%
Capstone Logistics Acquisition, Inc.	Georgia / Business Services	Second Lien Term Loan (8.75% (LIBOR + 7.75% with 1.00% LIBOR floor), due 10/7/2022)(3)(4)	65,000	64,363	64,363	1.7%
				64,363	64,363	1.7%
Cent CLO 17 Limited	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 11.49%)(11)(22)	24,870	21,054	23,164	0.6%
				21,054	23,164	0.6%
Cent CLO 20 Limited	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 11.31%)(11)(22)	40,275	37,296	38,076	1.0%
				37,296	38,076	1.0%
Cent CLO 21 Limited	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 10.55%)(11)(22)	48,528	47,382	44,694	1.2%
				47,382	44,694	1.2%
CIFC Funding 2011-I, Ltd.	Cayman Islands / Diversified Financial Services	Class D Senior Secured Notes (5.23% (LIBOR + 5.00%, due 1/19/2023)(4)(22)	19,000	15,452	18,136	0.5%
		Class E Subordinated Notes (7.23% (LIBOR + 7.00%, due 1/19/2023)(4)(22)	15,400	12,910	15,241	0.4%
				28,362	33,377	0.9%
CIFC Funding 2013-III, Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 14.66%)(11)(22)	44,100	37,432	41,626	1.1%
				37,432	41,626	1.1%
CIFC Funding 2013-IV, Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 13.40%)(11)(22)	45,500	38,250	39,781	1.1%
				38,250	39,781	1.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			December 31, 2014 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

CIFC Funding 2014-IV Investor, Ltd.	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest, current yield 11.32%)(11)(22)	$41,500	$39,555	$37,873	1.0%
				39,555	37,873	1.0%
Cinedigm DC Holdings, LLC	New York / Software & Computer Services	Senior Secured Term Loan (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/31/2021)(4)	68,798	68,748	68,798	1.9%
				68,748	68,798	1.9%
The Copernicus Group, Inc.	North Carolina / Healthcare	Escrow Receivable		—	119	—%
				—	119	—%
Coverall North America, Inc.	Florida / Commercial Services	Senior Secured Term Loan (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor), due 12/17/2017)(3)(4)	50,566	50,566	50,566	1.4%
				50,566	50,566	1.4%
Crosman Corporation	New York / Manufacturing	Second Lien Term Loan (12.00% (LIBOR + 10.50% with 1.50% LIBOR floor), due 12/30/2019)(3)(4)	40,000	40,000	37,516	1.0%
				40,000	37,516	1.0%
CRT MIDCO, LLC	Wisconsin / Media	Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 6/30/2017)(3)(4)	46,754	46,754	46,754	1.3%
				46,754	46,754	1.3%
Deltek, Inc.	Virginia / Software & Computer Services	Second Lien Term Loan (10.00% (LIBOR + 8.75% with 1.25% LIBOR floor), due 10/10/2019)(3)(4)(16)	12,000	11,863	12,000	0.3%
				11,863	12,000	0.3%
Diamondback Operating, LP	Oklahoma / Oil & Gas Production	Net Profits Interest (15% of Equity Distributions)(7)		—	—	—%
				—	—	—%
Edmentum, Inc.	Minnesota / Consumer Services	Second Lien Term Loan (11.25% (LIBOR + 9.75% with 1.50% LIBOR floor), due 5/17/2019)(3)(4)(16)	50,000	48,561	43,107	1.2%
				48,561	43,107	1.2%
Empire Today, LLC	Illinois / Durable Consumer Products	Senior Secured Note (11.375%, due 2/1/2017)(16)	15,700	15,467	13,850	0.4%
				15,467	13,850	0.4%
Fischbein, LLC	North Carolina / Machinery	Escrow Receivable		—	121	—%
				—	121	—%
Fleetwash, Inc.	New Jersey / Business Services	Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 4/30/2019)(4)	24,750	24,750	24,750	0.7%
		Senior Secured Term Loan B (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 4/30/2019)(4)	25,000	25,000	25,000	0.7%
		Delayed Draw Term Loan – $15,000 Commitment (9.50% (LIBOR + 8.50% with 1.00% LIBOR floor), due 4/30/2019)(4)(25)	—	—	—	—%
				49,750	49,750	1.4%
Focus Brands, Inc.	Georgia / Consumer Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 8/21/2018)(4)(16)	18,000	17,799	18,000	0.5%
				17,799	18,000	0.5%
Focus Products Group International, LLC	Illinois / Durable Consumer Products	Common Stock (5,638 shares)		27	—	—%
				27	—	—%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			December 31, 2014 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Galaxy XV CLO, Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 14.88%)(11)(22)	$35,025	$28,583	$30,629	0.8%
				28,583	30,629	0.8%
Galaxy XVI CLO, Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 13.23%)(11)(22)	22,575	19,801	19,861	0.5%
				19,801	19,861	0.5%
Galaxy XVII CLO, Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 10.31%)(11)(22)	39,905	37,390	34,809	0.9%
				37,390	34,809	0.9%
Global Employment Solutions, Inc.	Colorado / Business Services	Senior Secured Term Loan (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 3/25/2019)(3)(4)	28,393	28,393	28,393	0.8%
				28,393	28,393	0.8%
GTP Operations, LLC(10)	Texas / Software & Computer Services	Senior Secured Term Loan (10.00% (LIBOR + 5.00% with 5.00% LIBOR floor), due 12/11/2018)(3)(4)	119,970	119,970	119,970	3.2%
				119,970	119,970	3.2%
Halcyon Loan Advisors Funding 2012-1 Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 26.02%)(11)(22)	23,188	20,454	22,870	0.6%
				20,454	22,870	0.6%
Halcyon Loan Advisors Funding 2013-1 Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 19.31%)(11)(22)	40,400	36,781	40,448	1.1%
				36,781	40,448	1.1%
Halcyon Loan Advisors Funding 2014-1 Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 15.74%)(11)(22)	24,500	21,694	22,925	0.6%
				21,694	22,925	0.6%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 16.89%)(11)(22)	41,164	37,185	39,340	1.1%
				37,185	39,340	1.1%
Harley Marine Services, Inc.	Washington / Transportation	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 12/20/2019)(3)(4)(16)	9,000	8,843	8,843	0.2%
				8,843	8,843	0.2%
Hollander Sleep Products, LLC	Florida / Durable Consumer Products	Senior Secured Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 10/21/2020)(4)	22,500	22,500	22,500	0.6%
				22,500	22,500	0.6%
ICON Health & Fitness, Inc.	Utah / Durable Consumer Products	Senior Secured Note (11.875%, due 10/15/2016)(16)	21,850	21,965	20,691	0.6%
				21,965	20,691	0.6%
ICV-CSI Holdings, LLC	New York / Transportation	Membership Units (1.6 units)		1,639	2,072	0.1%
				1,639	2,072	0.1%
IDQ Holdings, Inc.	Texas / Automobile	Senior Secured Note (11.50%, due 4/1/2017)(16)	12,500	12,369	12,859	0.3%
				12,369	12,859	0.3%
Ikaria, Inc.	New Jersey / Healthcare	Second Lien Term Loan (8.75% (LIBOR + 7.75% with 1.00% LIBOR floor), due 2/12/2022)(4)(16)	20,000	19,457	19,867	0.5%
				19,457	19,867	0.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			December 31, 2014 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Instant Web, LLC	Minnesota / Media	Senior Secured Term Loan A (5.50% (LIBOR + 4.50% with 1.00% LIBOR floor), due 3/28/2019)(4)	$125,405	$125,405	$125,058	3.4%
		Senior Secured Term Loan B (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 3/28/2019)(3)(4)	128,000	128,000	128,000	3.5%
		Senior Secured Term Loan C (12.75% (LIBOR + 11.75% with 1.00% LIBOR floor), due 3/28/2019)(4)	12,500	12,500	12,500	0.3%
				265,905	265,558	7.2%
InterDent, Inc.	California / Healthcare	Senior Secured Term Loan A (6.25% (LIBOR + 5.25% with 1.00% LIBOR floor), due 8/3/2017)(4)	126,038	126,038	126,038	3.4%
		Senior Secured Term Loan B (11.25% (LIBOR + 10.25% with 1.00% LIBOR floor), due 8/3/2017)(3)(4)	131,125	131,125	131,125	3.5%
				257,163	257,163	6.9%
JAC Holding Corporation	Michigan / Transportation	Senior Secured Note (11.50%, due 10/1/2019)(16)	3,000	3,000	3,000	0.1%
				3,000	3,000	0.1%
JHH Holdings, Inc.	Texas / Healthcare	Second Lien Term Loan (11.25% (LIBOR + 10.00% with 1.25% LIBOR floor) plus 0.50% PIK, due 3/30/2019)(3)(4)	35,208	35,208	35,208	0.9%
				35,208	35,208	0.9%
LaserShip, Inc.	Virginia / Transportation	Senior Secured Term Loan A (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 3/18/2019)(3)(4)	35,859	35,859	34,784	0.9%
		Senior Secured Term Loan B (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 3/18/2019)(3)(4)	21,972	21,972	21,312	0.6%
		Delayed Draw Term Loan – $6,000 Commitment (2.00%, due 12/31/2015)(25)	—	—	—	—%
				57,831	56,096	1.5%
LCM XIV Ltd.	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest, current yield 15.92%)(11)(22)	26,500	23,824	24,033	0.6%
				23,824	24,033	0.6%
LHC Holdings Corp.	Florida / Healthcare	Revolving Line of Credit – $750 Commitment (8.50% (LIBOR + 6.00% with 2.50% LIBOR floor) plus 2.00% default interest, due 5/31/2015)(4)(25)(26)	—	—	—	—%
		Senior Subordinated Debt (10.50%, due 5/31/2015)(3)	1,265	1,265	1,263	—%
		Membership Interest (125 units)		216	197	—%
				1,481	1,460	—%
Madison Park Funding IX, Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 14.93%)(11)(22)	31,110	23,925	26,288	0.7%
				23,925	26,288	0.7%
Matrixx Initiatives, Inc.	New Jersey / Pharmaceuticals	Senior Secured Term Loan A (7.50% (LIBOR + 6.00% with 1.50% LIBOR floor) plus 2.00% PIK, due 8/9/2018)(3)(4)	36,736	36,736	35,951	1.0%
		Senior Secured Term Loan B (12.50% (LIBOR + 11.00% with 1.50% LIBOR floor) plus 2.00% PIK, due 8/9/2018)(3)(4)	40,360	40,360	40,235	1.1%
				77,096	76,186	2.1%
Maverick Healthcare Equity, LLC	Arizona / Healthcare	Preferred Units (1,250,000 units)		1,252	1,134	—%
		Class A Common Units (1,250,000 units)		—	—	—%
				1,252	1,134	—%
Mountain View CLO 2013-I Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 16.57%)(11)(22)	43,650	38,989	42,284	1.1%
				38,989	42,284	1.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			December 31, 2014 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

NCP Finance Limited Partnership(23)	Ohio / Consumer Finance	Subordinated Secured Term Loan (11.00% (LIBOR + 9.75% with 1.25% LIBOR floor), due 9/30/2018)(3)(4)(16)(22)	$16,376	$16,120	$16,376	0.4%
				16,120	16,376	0.4%
New Century Transportation, Inc.	New Jersey / Transportation	Senior Subordinated Term Loan (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor) plus 4.00% PIK, in non-accrual status effective 4/1/2014, due 2/3/2018)(4)	980	980	—	—%
				980	—	—%
Nixon, Inc.	California / Durable Consumer Products	Senior Secured Term Loan (8.75% plus 2.75% PIK, due 4/16/2018)(3)(16)	13,734	13,535	13,535	0.4%
				13,535	13,535	0.4%
NRG Manufacturing, Inc.	Texas / Manufacturing	Escrow Receivable		—	1,151	—%
				—	1,151	—%
Octagon Investment Partners XV, Ltd.	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest, current yield 20.67%)(11)(22)	26,901	23,755	25,844	0.7%
				23,755	25,844	0.7%
Onyx Payments(44)	Texas / Diversified Financial Services	Revolving Line of Credit – $5,000 Commitment (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 9/10/2015)(4)(25)(26)	2,000	2,000	2,000	0.1%
		Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 9/10/2019)(3)(4)	54,339	54,339	54,339	1.5%
		Senior Secured Term Loan B (13.50% (LIBOR + 12.50% with 1.00% LIBOR floor), due 9/10/2019)(4)	59,389	59,389	59,389	1.6%
				115,728	115,728	3.2%
Pacific World Corporation	California / Personal & Nondurable Consumer Products	Revolving Line of Credit – $15,000 Commitment (8.00% (LIBOR + 7.00% with 1.00% LIBOR floor), due 9/26/2020)(4)(25)(26)	4,500	4,500	4,500	0.1%
		Senior Secured Term Loan A (6.00% (LIBOR + 5.00% with 1.00% LIBOR floor), due 9/26/2020)(4)	99,750	99,750	98,822	2.7%
		Senior Secured Term Loan B (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/26/2020)(3)(4)	99,750	99,750	96,287	2.6%
				204,000	199,609	5.4%
Pelican Products, Inc.	California / Durable Consumer Products	Second Lien Term Loan (9.25% (LIBOR + 8.25% with 1.00% LIBOR floor), due 4/9/2021)(4)(16)	17,500	17,483	17,500	0.5%
				17,483	17,500	0.5%
Photonis Technologies SAS	France / Aerospace & Defense	First Lien Term Loan (8.50% (LIBOR + 7.50% with 1.00% LIBOR floor), due 9/18/2019)(4)(16)(22)	10,395	10,144	10,250	0.3%
				10,144	10,250	0.3%
Pinnacle (US) Acquisition Co. Limited	Texas / Software & Computer Services	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 8/3/2020)(4)(16)	7,037	6,880	6,505	0.2%
				6,880	6,505	0.2%
PrimeSport, Inc.	Georgia / Hotels, Restaurants & Leisure	Revolving Line of Credit – $15,000 Commitment (10.00% (LIBOR + 9.50% with 0.50% LIBOR floor), due 6/30/2015)(4)(25)(26)	—	—	—	—%
		Senior Secured Term Loan A (7.50% (LIBOR + 6.50% with 1.00% LIBOR floor), due 12/23/2019)(3)(4)	63,820	63,820	63,820	1.7%
		Senior Secured Term Loan B (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 12/23/2019)(3)(4)	64,912	64,912	64,912	1.8%
				128,732	128,732	3.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			December 31, 2014 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Prince Mineral Holding Corp.	New York / Metal Services & Minerals	Senior Secured Term Loan (11.50%, due 12/15/2019)(16)	$10,000	$9,908	$10,000	0.3%
				9,908	10,000	0.3%
Progrexion Holdings, Inc.(28)	Utah / Consumer Services	Second Lien Term Loan (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/29/2021)(3)(4)	144,000	144,000	143,337	3.9%
				144,000	143,337	3.9%
Rocket Software, Inc.	Massachusetts / Software & Computer Services	Second Lien Term Loan (10.25% (LIBOR + 8.75% with 1.50% LIBOR floor), due 2/8/2019)(3)(4)(16)	20,000	19,779	20,000	0.5%
				19,779	20,000	0.5%
Royal Adhesives & Sealants, LLC	Indiana / Chemicals	Second Lien Term Loan (9.75% (LIBOR + 8.50% with 1.25% LIBOR floor), due 1/31/2019)(4)(16)	20,000	19,679	20,000	0.5%
				19,679	20,000	0.5%
Ryan, LLC	Texas / Business Services	Subordinated Unsecured Notes (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor) plus 3.00% PIK, due 6/30/2018)(4)	71,616	71,616	71,616	1.9%
				71,616	71,616	1.9%
Sandow Media, LLC	Florida / Media	Senior Secured Term Loan (12.00%, due 5/8/2018)	24,425	24,425	24,425	0.7%
				24,425	24,425	0.7%
Security Alarm Financing Enterprises, L.P.(45)	California / Consumer Services	Senior Subordinated Note (11.50% (LIBOR + 9.50% with 2.00% LIBOR floor), due 12/19/2019)(4)	25,000	25,000	25,000	0.7%
				25,000	25,000	0.7%
Small Business Whole Loan Portfolio(19)	New York / Diversified Financial Services	194 small business loans purchased from Direct Capital Corporation	2,463	2,463	2,040	0.1%
		613 small business loans purchased from On Deck Capital, Inc.	22,980	22,980	21,279	0.6%
				25,443	23,319	0.7%
Spartan Energy Services, Inc.	Louisiana / Energy	Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor), due 12/28/2017)(3)(4)	14,112	14,112	14,112	0.4%
		Senior Secured Term Loan B (11.00% (LIBOR + 10.00% with 1.00% LIBOR floor), due 12/28/2017)(3)(4)	14,112	14,112	14,112	0.4%
				28,224	28,224	0.8%
Speedy Group Holdings Corp.	Canada / Consumer Finance	Senior Unsecured Notes (12.00%, due 11/15/2017)(16)(22)	15,000	15,000	15,000	0.4%
				15,000	15,000	0.4%
Stauber Performance Ingredients, Inc.	California / Food Products	Senior Secured Term Loan A (7.50% (LIBOR + 6.50% with 1.00% LIBOR floor), due 11/25/2019)(3)(4)	11,123	11,123	11,123	0.3%
		Senior Secured Term Loan B (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 11/25/2019)(3)(4)	11,152	11,152	11,152	0.3%
				22,275	22,275	0.6%
Stryker Energy, LLC	Ohio / Oil & Gas Production	Overriding Royalty Interests(18)		—	—	—%
				—	—	—%
Sudbury Mill CLO Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 15.97%)(11)(22)	28,200	22,855	25,276	0.7%
				22,855	25,276	0.7%
Symphony CLO IX Ltd.	Cayman Islands / Diversified Financial Services	Preference Shares (Residual Interest, current yield 19.85%)(11)(22)	45,500	36,408	42,520	1.1%
				36,408	42,520	1.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			December 31, 2014 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Symphony CLO XIV Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 10.34%)(11)(22)	$49,250	$50,503	$47,319	1.3%
				50,503	47,319	1.3%
Symphony CLO XV, Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 15.20%)(11)(22)	50,250	48,648	48,798	1.3%
				48,648	48,798	1.3%
System One Holdings, LLC	Pennsylvania / Business Services	Senior Secured Term Loan (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 11/17/2020)(3)(4)	68,146	68,146	68,146	1.8%
		Delayed Draw Term Loan – $11,500 Commitment (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 12/31/2015)(4)(25)	—	—	—	—%
				68,146	68,146	1.8%
Targus Group International, Inc.	California / Durable Consumer Products	First Lien Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor) plus 1.0% PIK, due 5/24/2016)(3)(4)(16)	21,675	21,511	19,488	0.5%
				21,511	19,488	0.5%
TB Corp.	Texas / Hotels, Restaurants & Leisure	Senior Subordinated Note (12.00% plus 1.50% PIK, due 12/19/2018)(3)	23,628	23,628	23,628	0.6%
				23,628	23,628	0.6%
Therakos, Inc.	New Jersey / Healthcare	Second Lien Term Loan (10.75% (LIBOR + 9.50% with 1.25% LIBOR floor), due 6/27/2018)(4)(16)	13,000	12,784	13,000	0.4%
				12,784	13,000	0.4%
Tolt Solutions, Inc.	South Carolina / Business Services	Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor), due 3/7/2019)(3)(4)	48,216	48,216	48,216	1.3%
		Senior Secured Term Loan B (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 3/7/2019)(3)(4)	48,900	48,900	48,900	1.3%
				97,116	97,116	2.6%
Traeger Pellet Grills LLC	Oregon / Durable Consumer Products	Senior Secured Term Loan A (6.50% (LIBOR + 4.50% with 2.00% LIBOR floor), due 6/18/2018)(3)(4)	28,650	28,650	28,650	0.8%
		Senior Secured Term Loan B (11.50% (LIBOR + 9.50% with 2.00% LIBOR floor), due 6/18/2018)(3)(4)	29,550	29,550	29,550	0.8%
				58,200	58,200	1.6%
Transaction Network Services, Inc.	Virginia / Telecommunication Services	Second Lien Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 8/14/2020)(4)(16)	5,000	4,977	5,000	0.1%
				4,977	5,000	0.1%
Trinity Services Group, Inc.(14)	Florida / Food Products	Revolving Line of Credit – $10,000 Commitment (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 2/13/2015)(4)(25)(26)	—	—	—	—%
		Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 8/13/2019)(4)	99,255	99,255	99,255	2.7%
		Senior Secured Term Loan B (11.50% (LIBOR + 10.50% with 1.00% LIBOR floor), due 8/13/2019)(3)(4)	100,000	100,000	100,000	2.7%
				199,255	199,255	5.4%
United Sporting Companies, Inc.(5)	South Carolina / Durable Consumer Products	Second Lien Term Loan (12.75% (LIBOR + 11.00% with 1.75% LIBOR floor), due 5/16/2018)(3)(4)	160,000	160,000	154,525	4.2%
				160,000	154,525	4.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			December 31, 2014 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

United States Environmental Services, LLC	Texas / Commercial Services	Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor) plus 2.00% default interest, due 3/31/2019)(3)(4)	$23,550	$23,550	$20,976	0.6%
		Senior Secured Term Loan B (11.50% (LIBOR + 10.50% with 1.00% LIBOR floor) plus 2.00% default interest, due 3/31/2019)(3)(4)	36,000	36,000	30,040	0.8%
				59,550	51,016	1.4%
Venio LLC	Pennsylvania / Business Services	Second Lien Term Loan (12.00% (LIBOR + 9.50% with 2.50% LIBOR floor), due 2/19/2020)(3)(4)	17,000	17,000	16,950	0.5%
				17,000	16,950	0.5%
Voya CLO 2012-2, Ltd.	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest, current yield 15.46%)(11)(22)	38,070	30,179	34,126	0.9%
				30,179	34,126	0.9%
Voya CLO 2012-3, Ltd.	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest, current yield 13.89%)(11)(22)	46,632	37,954	41,796	1.1%
				37,954	41,796	1.1%
Voya CLO 2012-4, Ltd.	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest, current yield 16.27%)(11)(22)	40,613	33,791	38,204	1.0%
				33,791	38,204	1.0%
Voya CLO 2014-1, Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 13.48%)(11)(22)	32,383	30,521	31,848	0.9%
				30,521	31,848	0.9%
Washington Mill CLO Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 14.30%)(11)(22)	22,600	20,073	21,468	0.6%
				20,073	21,468	0.6%
Water Pik, Inc.	Colorado / Personal & Nondurable Consumer Products	Second Lien Term Loan (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 1/8/2021)(4)(16)	9,147	8,773	8,773	0.2%
				8,773	8,773	0.2%
Wheel Pros, LLC	Colorado / Business Services	Senior Subordinated Secured Note (11.00% (LIBOR + 7.00% with 4.00% LIBOR floor), due 6/29/2020)(3)(4)	12,000	12,000	12,000	0.3%
		Delayed Draw Term Loan – $3,000 Commitment (11.00% (LIBOR + 7.00% with 4.00% LIBOR floor), due 12/30/2015)(4)(25)	—	—	—	—%
				12,000	12,000	0.3%
Wind River Resources Corporation(39)	Utah / Oil & Gas Production	Senior Secured Note (13.00% (LIBOR + 7.50% with 5.50% LIBOR floor) plus 3.00% default interest on principal and 16.00% default interest on past due interest, in non-accrual status effective 12/1/2008, past due)(4)	3,000	3,000	—	—%
		Net Profits Interest (5% of Equity Distributions)(7)		—	—	—%
				3,000	—	—%
Total Non-Control/Non-Affiliate Investments (Level 3)				$4,740,666	$4,753,718	128.2%

Total Level 3 Portfolio Investments				$6,501,140	$6,523,573	176.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

December 31, 2014 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 1 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Dover Saddlery, Inc.	Massachusetts / Retail	Common Stock (30,974 shares)	$63	$150	—%
			63	150	—%
Total Non-Control/Non-Affiliate Investments (Level 1)			$63	$150	—%

Total Non-Control/Non-Affiliate Investments			$4,740,729	$4,753,868	128.2%

Total Portfolio Investments			$6,501,203	$6,523,723	176.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2014 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(49)

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2014 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(49)

CCPI Holdings Inc.(33)	Ohio / Manufacturing	Senior Secured Term Loan A to CCPI Inc. (10.00%, due 12/31/2017)(3)	$17,213	$17,213	$17,213	0.5%
		Senior Secured Term Loan B to CCPI Inc. (12.00% plus 7.00% PIK, due 12/31/2017)	8,245	8,245	8,245	0.2%
		Common Stock of CCPI Holdings Inc. (100 shares)		8,579	7,136	0.2%
				34,037	32,594	0.9%
CP Holdings of Delaware LLC(38)	Oklahoma / Oil & Gas Production	Senior Secured Term Loan A to CP Well Testing, LLC (7.00% (LIBOR + 5.00% with 2.00% LIBOR floor), due 4/1/2019)(4)	11,035	11,035	11,035	0.3%
		Senior Secured Term Loan B to CP Well Testing, LLC (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor) plus 7.50% PIK, due 4/1/2019)(4)	72,238	72,238	72,238	2.0%
		Second Lien Term Loan to CP Well Testing, LLC (9.00% (LIBOR + 7.00% with 2.00% LIBOR floor) plus 9.00% PIK, due 4/1/2019)(4)	15,000	15,000	15,000	0.4%
		Membership Interest in CP Holdings of Delaware LLC		15,228	31,846	0.9%
				113,501	130,119	3.6%
Credit Central Holdings of Delaware, LLC(34)	Ohio / Consumer Finance	Subordinated Term Loan to Credit Central Loan Company, LLC (10.00% plus 10.00% PIK, due 6/26/2019)(22)	36,333	36,333	36,333	1.0%
		Membership Interest in Credit Central Holdings of Delaware, LLC(22)		13,670	14,099	0.4%
				50,003	50,432	1.4%
Echelon Aviation LLC	New York / Aerospace & Defense	Senior Secured Term Loan to Echelon Aviation LLC (11.75% (LIBOR + 9.75% with 2.00% LIBOR floor) plus 2.25% PIK, due 3/31/2022)(4)	78,521	78,521	78,521	2.2%
		Membership Interest in Echelon Aviation LLC		14,107	14,107	0.4%
				92,628	92,628	2.6%
Energy Solutions Holdings Inc.(8)	Texas / Energy	Senior Secured Note to Vessel Company, LLC (18.00%, due 12/12/2016)	3,500	3,500	3,500	0.1%
		Senior Secured Note to Vessel Company II, LLC (13.00%, due 11/25/2018)	13,000	12,504	12,504	0.4%
		Senior Secured Note to Vessel Company III, LLC (13.00%, due 12/3/2018)	16,000	16,000	16,000	0.4%
		Senior Secured Note to Yatesville Coal Company, LLC (in non-accrual status effective 1/1/2009, past due)	1,449	1,449	—	—%
		Common Stock of Energy Solutions Holdings Inc. (100 shares)		8,293	—	—%
				41,746	32,004	0.9%
First Tower Holdings of Delaware LLC(29)	Mississippi / Consumer Finance	Subordinated Term Loan to First Tower, LLC (10.00% plus 7.00% PIK, due 6/24/2019)(22)	251,246	251,246	251,246	6.9%
		Membership Interest in First Tower Holdings of Delaware LLC(22)		68,405	75,539	2.1%
				319,651	326,785	9.0%
Gulf Coast Machine & Supply Company	Texas / Manufacturing	Senior Secured Term Loan to Gulf Coast Machine & Supply Company (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor) plus 2.00% default interest on principal, due 10/12/2017)(4)	17,500	17,500	14,459	0.4%
		Series A Convertible Preferred Stock of Gulf Coast Machine & Supply Company (99,900 shares)		25,950	—	—%
				43,450	14,459	0.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2014 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(49)

Harbortouch Holdings of Delaware Inc.(43)	Pennsylvania / Business Services	Senior Secured Term Loan A to Harbortouch Payments, LLC (9.00% (LIBOR + 7.00% with 2.00% LIBOR floor), due 9/30/2017)(4)	$130,796	$130,796	$130,796	3.6%
		Senior Secured Term Loan B to Harbortouch Payments, LLC (5.50% (LIBOR + 4.00% with 1.50% LIBOR floor) plus 5.50% PIK, due 3/31/2018)(4)	137,226	137,226	137,226	3.8%
		Common Stock of Harbortouch Holdings of Delaware Inc. (100 shares)		10,672	23,292	0.6%
				278,694	291,314	8.0%
The Healing Staff, Inc.(9)	North Carolina / Contracting	Secured Promissory Notes to The Healing Staff, Inc. and Vets Securing America, Inc. (15.00%, in non-accrual status effective 12/22/2010, past due)	1,688	1,686	—	—%
		Senior Demand Note to The Healing Staff, Inc. (15.00%, in non-accrual status effective 11/1/2010, past due)	1,170	1,170	—	—%
		Common Stock of The Healing Staff, Inc. (1,000 shares)		—	—	—%
		Common Stock of Vets Securing America, Inc. (1 share)		975	—	—%
				3,831	—	—%
Manx Energy, Inc.(6)	Kansas / Oil & Gas Production	Senior Secured Note to Manx Energy, Inc. (13.00%, in non-accrual status effective 1/19/2010, past due)	50	50	—	—%
		Series A-1 Preferred Stock of Manx Energy, Inc. (6,635 shares)		—	—	—%
		Common Stock of Manx Energy, Inc. (17,082 shares)		—	—	—%
				50	—	—%
MITY Holdings of Delaware Inc.(17)	Utah / Durable Consumer Products	Revolving Line of Credit to MITY, Inc. – $7,500 Commitment (9.50% (LIBOR + 7.00% with 2.50% LIBOR floor), due 12/23/2014)(4)(25)(26)	—	—	—	—%
		Senior Secured Note A to MITY, Inc. (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor), due 3/19/2019)(3)(4)	18,250	18,250	18,250	0.5%
		Senior Secured Note B to MITY, Inc. (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor) plus 10.00% PIK, due 3/19/2019)(4)	15,769	15,769	15,769	0.4%
		Common Stock of MITY Holdings of Delaware Inc. (100 shares)		14,143	15,270	0.4%
				48,162	49,289	1.3%
Nationwide Acceptance Holdings LLC(36)	Illinois / Consumer Finance	Subordinated Term Loan to Nationwide Acceptance LLC (10.00% plus 10.00% PIK, due 6/18/2019)(22)	14,820	14,820	14,820	0.4%
		Membership Interest in Nationwide Acceptance Holdings LLC(22)		14,331	15,103	0.4%
				29,151	29,923	0.8%
NMMB Holdings, Inc.(24)	New York / Media	Senior Secured Note to NMMB, Inc. (14.00%, due 5/6/2016)	3,714	3,714	2,183	0.1%
		Senior Secured Note to Armed Forces Communications, Inc. (14.00%, due 5/6/2016)	7,000	7,000	4,114	0.1%
		Series B Convertible Preferred Stock of NMMB Holdings, Inc. (8,086 shares)		8,086	—	—%
		Series A Preferred Stock of NMMB Holdings, Inc. (4,400 shares)		4,400	—	—%
				23,200	6,297	0.2%
NPH Property Holdings, LLC(40)	Texas / Real Estate	Senior Term Loan to National Property REIT Corp. (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 4/1/2019)(4)	105,309	105,309	105,309	2.9%
		Membership Interest in NPH Property Holdings, LLC		21,290	19,202	0.5%
				126,599	124,511	3.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2014 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(49)

R-V Industries, Inc.	Pennsylvania / Manufacturing	Senior Subordinated Note to R-V Industries, Inc. (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 6/12/2018)(3)(4)	$30,411	$30,411	$30,411	0.8%
		Common Stock of R-V Industries, Inc. (545,107 shares)		5,087	19,989	0.6%
		Warrant (to purchase 200,000 shares of Common Stock of R-V Industries, expires 6/30/2017)		1,682	7,334	0.2%
				37,180	57,734	1.6%
STI Holding, Inc.(21)	California / Manufacturing	Revolving Line of Credit to Borga, Inc. – $1,150 Commitment (5.00% (PRIME + 1.75%), in non-accrual status effective 3/2/2010, past due)(4)(25)	1,150	1,095	436	—%
		Senior Secured Term Loan B to Borga, Inc. (8.50% (PRIME + 5.25%), in non-accrual status effective 3/2/2010, past due)(4)	1,612	1,501	—	—%
		Senior Secured Term Loan C to Borga, Inc. (12.00% plus 4.00% PIK, in non-accrual status effective 3/2/2010, past due)	10,016	581	—	—%
		Common Stock of STI Holding, Inc. (100 shares)		—	—	—%
		Warrant (to purchase 33,750 shares of Common Stock of Borga, Inc., expires 5/6/2015)		—	—	—%
				3,177	436	—%
UPH Property Holdings, LLC(41)	Georgia / Real Estate	Senior Term Loan to United Property REIT Corp. (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 4/1/2019)(4)	19,027	19,027	19,027	0.5%
		Membership Interest in UPH Property Holdings, LLC		5,113	5,539	0.2%
				24,140	24,566	0.7%
Valley Electric Holdings I, Inc.(35)	Washington / Construction & Engineering	Senior Secured Note to Valley Electric Co. of Mt. Vernon, Inc. (8.00% (LIBOR + 5.00% with 3.00% LIBOR floor) plus 2.50% PIK, due 12/31/2017)(3)(4)	10,081	10,081	10,081	0.3%
		Senior Secured Note to Valley Electric Company, Inc. (10.00% plus 8.5% PIK, due 12/31/2018)	20,500	20,500	20,500	0.6%
		Common Stock of Valley Electric Holdings I, Inc. (100 shares)		26,279	2,975	—%
				56,860	33,556	0.9%
Wolf Energy Holdings Inc.(12)	Kansas / Oil & Gas Production	Senior Secured Promissory Note to Wolf Energy, LLC secured by assets formerly owned by H&M (18.00%, in non-accrual status effective 4/15/2013, due 4/15/2018)(37)	22,000	—	3,386	0.1%
		Senior Secured Note to Appalachian Energy LLC (8.00%, in non-accrual status effective 1/19/2010, past due)(6)	2,865	2,000	—	—%
		Senior Secured Note to Appalachian Energy LLC (8.00%, in non-accrual status, past due)(6)	56	50	—	—%
		Senior Secured Note to Coalbed, LLC (8.00%, in non-accrual status effective 1/19/2010, past due)(6)	8,595	5,991	—	—%
		Common Stock of Wolf Energy Holdings Inc. (100 shares)		—	—	—%
		Net Profits Interest in Wolf Energy, LLC (8% of Equity Distributions)(7)		—	213	—%
				8,041	3,599	0.1%
Total Control Investments				$1,719,242	$1,640,454	45.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2014 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Affiliate Investments (5.00% to 24.99% voting control)(50)

BNN Holdings Corp.	Michigan / Healthcare	Senior Secured Note (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor), due 12/17/2017)(3)(4)	$28,950	$28,950	$28,950	0.8%
		Series A Preferred Stock (9,925.455 shares)(13)		2,300	2,614	0.1%
		Series B Preferred Stock (1,753.636 shares)(13)		579	557	—%
				31,829	32,121	0.9%
Total Affiliate Investments				$31,829	$32,121	0.9%

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Aderant North America, Inc.	Georgia / Software & Computer Services	Second Lien Term Loan (10.00% (LIBOR + 8.75% with 1.25% LIBOR floor), due 6/20/2019)(4)(16)	$7,000	$6,914	$7,000	0.2%
				6,914	7,000	0.2%
Aircraft Fasteners International, LLC	California / Machinery	Class A Units (32,500 units)		396	505	—%
				396	505	—%
ALG USA Holdings, LLC	Pennsylvania / Hotels, Restaurants & Leisure	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 2/28/2020)(4)(16)	12,000	11,792	12,000	0.3%
				11,792	12,000	0.3%
Allied Defense Group, Inc.	Virginia / Aerospace & Defense	Common Stock (10,000 shares)		5	—	—%
				5	—	—%
American Broadband Holding Company and Cameron Holdings of NC, Inc.	North Carolina / Telecommunication Services	Senior Secured Term Loan B (11.00% (LIBOR + 9.75% with 1.25% LIBOR floor), due 9/30/2018)(3)(4)	74,654	74,654	74,654	2.1%
				74,654	74,654	2.1%
American Gilsonite Company	Utah / Metal Services & Minerals	Second Lien Term Loan (11.50%, due 9/1/2017)(16)	38,500	38,500	38,500	1.1%
		Membership Interest (99.9999%)(15)		—	3,477	0.1%
				38,500	41,977	1.2%
Apidos CLO IX	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 18.84%)(11)(22)	20,525	18,444	19,903	0.5%
				18,444	19,903	0.5%
Apidos CLO XI	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 15.02%)(11)(22)	38,340	33,937	37,087	1.0%
				33,937	37,087	1.0%
Apidos CLO XII	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 15.82%)(11)(22)	44,063	42,042	42,499	1.2%
				42,042	42,499	1.2%
Apidos CLO XV	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 14.21%)(11)(22)	36,515	37,038	36,715	1.0%
				37,038	36,715	1.0%
Arctic Glacier U.S.A., Inc.	Minnesota / Food Products	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 11/10/2019)(3)(4)	150,000	150,000	150,000	4.1%
				150,000	150,000	4.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2014 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Ark-La-Tex Wireline Services, LLC	Louisiana / Oil and Gas Production	Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 4/8/2019)(4)	$26,831	$26,831	$26,831	0.7%
		Senior Secured Term Loan B (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 4/8/2019)(4)	26,831	26,831	26,831	0.7%
		Delayed Draw Term Loan – $5,000 Commitment (due 4/8/2019)(4)(25)	—	—	—	—%
				53,662	53,662	1.4%
Armor Holding II LLC	New York / Diversified Financial Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 12/26/2020)(3)(4)(16)	7,000	6,874	6,874	0.2%
				6,874	6,874	0.2%
Atlantis Health Care Group (Puerto Rico), Inc.	Puerto Rico / Healthcare	Revolving Line of Credit – $3,000 Commitment (13.00% (LIBOR + 11.00% with 2.00% LIBOR floor), due 8/21/2014)(4)(25)(26)	2,350	2,350	2,350	0.1%
		Senior Term Loan (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor), due 2/21/2018)(3)(4)	38,957	38,957	34,102	0.9%
				41,307	36,452	1.0%
Babson CLO Ltd. 2011-I	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 12.44%)(11)(22)	35,000	33,591	33,801	0.9%
				33,591	33,801	0.9%
Babson CLO Ltd. 2012-I	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 13.35%)(11)(22)	29,075	23,471	26,401	0.7%
				23,471	26,401	0.7%
Babson CLO Ltd. 2012-II	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 11.33%)(11)(22)	27,850	26,764	27,230	0.8%
				26,764	27,230	0.8%
Blue Coat Systems, Inc.	Massachusetts / Software & Computer Services	Second Lien Term Loan (9.50% (LIBOR + 8.50% with 1.00% LIBOR floor), due 6/28/2020)(3)(4)(16)	11,000	10,902	11,000	0.3%
				10,902	11,000	0.3%
Broder Bros., Co.	Pennsylvania / Textiles, Apparel & Luxury Goods	Senior Secured Notes (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 4/8/2019)(3)(4)(46)	257,575	257,575	257,575	7.1%
				257,575	257,575	7.1%
Brookside Mill CLO Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 19.62%)(11)(22)	26,000	22,613	25,081	0.7%
				22,613	25,081	0.7%
Byrider Systems Acquisition Corp.	Indiana / Auto Finance	Senior Subordinated Notes (12.00% plus 2.00% PIK, due 11/3/2016)(3)(22)	11,139	11,139	11,139	0.3%
				11,139	11,139	0.3%
Caleel + Hayden, LLC	Colorado / Personal & Nondurable Consumer Products	Membership Interest(31)		—	182	—%
		Escrow Receivable		—	118	—%
				—	300	—%
Capstone Logistics, LLC	Georgia / Commercial Services	Senior Secured Term Loan A (6.50% (LIBOR + 5.00% with 1.50% LIBOR floor), due 9/16/2016)(4)	92,085	92,085	92,085	2.6%
		Senior Secured Term Loan B (11.50% (LIBOR + 10.00% with 1.50% LIBOR floor), due 9/16/2016)(3)(4)	98,465	98,465	98,465	2.7%
				190,550	190,550	5.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2014 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Cent CLO 17 Limited	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 10.10%)(11)(22)	$24,870	$21,999	$23,896	0.7%
				21,999	23,896	0.7%
Cent CLO 20 Limited	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 10.83%)(11)(22)	40,275	40,483	40,259	1.1%
				40,483	40,259	1.1%
Cent CLO 21 Limited	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 15.47%)(11)(22)	48,528	46,597	46,154	1.3%
				46,597	46,154	1.3%
CIFC Funding 2011-I, Ltd.	Cayman Islands / Diversified Financial Services	Class D Senior Secured Notes (5.23% (LIBOR + 5.00%, due 1/19/2023)(4)(22)	19,000	15,304	18,037	0.5%
		Class E Subordinated Notes (7.23% (LIBOR + 7.00%, due 1/19/2023)(4)(22)	15,400	12,814	15,162	0.4%
				28,118	33,199	0.9%
CIFC Funding 2013-III, Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 14.01%)(11)(22)	44,100	39,534	43,217	1.2%
				39,534	43,217	1.2%
CIFC Funding 2013-IV, Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 12.52%)(11)(22)	45,500	40,255	40,934	1.1%
				40,255	40,934	1.1%
Cinedigm DC Holdings, LLC	New York / Software & Computer Services	Senior Secured Term Loan (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/31/2021)(4)	68,714	68,664	68,714	1.9%
				68,664	68,714	1.9%
The Copernicus Group, Inc.	North Carolina / Healthcare	Escrow Receivable		—	115	—%
				—	115	—%
Correctional Healthcare Holding Company, Inc.	Colorado / Healthcare	Second Lien Term Loan (11.25%, due 1/11/2020)(3)	27,100	27,100	27,642	0.8%
				27,100	27,642	0.8%
Coverall North America, Inc.	Florida / Commercial Services	Senior Secured Term Loan (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor), due 12/17/2017)(3)(4)	51,210	51,210	51,210	1.4%
				51,210	51,210	1.4%
Crosman Corporation	New York / Manufacturing	Second Lien Term Loan (12.00% (LIBOR + 10.50% with 1.50% LIBOR floor), due 12/30/2019)(3)(4)	40,000	40,000	39,708	1.1%
				40,000	39,708	1.1%
CRT MIDCO, LLC	Wisconsin / Media	Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 6/30/2017)(3)(4)	47,504	47,504	47,504	1.3%
				47,504	47,504	1.3%
Deltek, Inc.	Virginia / Software & Computer Services	Second Lien Term Loan (10.00% (LIBOR + 8.75% with 1.25% LIBOR floor), due 10/10/2019)(3)(4)(16)	12,000	11,852	12,000	0.3%
				11,852	12,000	0.3%
Diamondback Operating, LP	Oklahoma / Oil & Gas Production	Net Profits Interest (15% of Equity Distributions)(7)		—	—	—%
				—	—	—%
Edmentum, Inc.	Minnesota / Consumer Services	Second Lien Term Loan (11.25% (LIBOR + 9.75% with 1.50% LIBOR floor), due 5/17/2019)(3)(4)(16)	50,000	48,439	50,000	1.4%
				48,439	50,000	1.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2014 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Empire Today, LLC	Illinois / Durable Consumer Products	Senior Secured Note (11.375%, due 2/1/2017)(16)	$15,700	$15,419	$15,700	0.4%
				15,419	15,700	0.4%
Fischbein, LLC	North Carolina / Machinery	Escrow Receivable		—	116	—%
				—	116	—%
Fleetwash, Inc.	New Jersey / Business Services	Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 4/30/2019)(4)	25,000	25,000	25,000	0.7%
		Senior Secured Term Loan B (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 4/30/2019)(4)	25,000	25,000	25,000	0.7%
		Delayed Draw Term Loan – $15,000 Commitment (9.50% (LIBOR + 8.50% with 1.00% LIBOR floor), due 4/30/2019)(4)(25)	—	—	—	—%
				50,000	50,000	1.4%
Focus Brands, Inc.	Georgia / Consumer Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 8/21/2018)(4)(16)	18,000	17,776	18,000	0.5%
				17,776	18,000	0.5%
Focus Products Group International, LLC	Illinois / Durable Consumer Products	Senior Secured Term Loan (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 1/20/2017)(3)(4)	20,297	20,297	19,886	0.5%
		Common Stock (5,638 shares)		27	—	—%
				20,324	19,886	0.5%
Galaxy XII CLO, Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 13.31%)(11)(22)	22,000	19,498	20,449	0.6%
				19,498	20,449	0.6%
Galaxy XV CLO, Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 14.27%)(11)(22)	35,025	29,777	31,824	0.9%
				29,777	31,824	0.9%
Galaxy XVI CLO, Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 12.19%)(11)(22)	22,575	20,790	20,573	0.6%
				20,790	20,573	0.6%
Galaxy XVII CLO, Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 14.79%)(11)(22)	39,905	36,811	36,589	1.0%
				36,811	36,589	1.0%
Global Employment Solutions, Inc.	Colorado / Business Services	Senior Secured Term Loan (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 3/25/2019)(3)(4)	28,464	28,464	28,464	0.8%
				28,464	28,464	0.8%
Grocery Outlet, Inc.	California / Retail	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 6/17/2019)(4)(16)	14,457	14,168	14,457	0.4%
				14,168	14,457	0.4%
GTP Operations, LLC(10)	Texas / Software & Computer Services	Senior Secured Term Loan (10.00% (LIBOR + 5.00% with 5.00% LIBOR floor), due 12/11/2018)(3)(4)	112,546	112,546	112,546	3.1%
				112,546	112,546	3.1%
Halcyon Loan Advisors Funding 2012-1 Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 21.35%)(11)(22)	23,188	20,600	22,570	0.6%
				20,600	22,570	0.6%
Halcyon Loan Advisors Funding 2013-1 Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 18.49%)(11)(22)	40,400	38,460	41,509	1.1%
				38,460	41,509	1.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2014 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Halcyon Loan Advisors Funding 2014-1 Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 15.28%)(11)(22)	$24,500	$23,471	$23,110	0.6%
				23,471	23,110	0.6%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 16.06%)(11)(22)	41,164	38,630	38,066	1.1%
				38,630	38,066	1.1%
Harley Marine Services, Inc.	Washington / Transportation	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 12/20/2019)(3)(4)(16)	9,000	8,832	8,832	0.2%
				8,832	8,832	0.2%
ICON Health & Fitness, Inc.	Utah / Durable Consumer Products	Senior Secured Note (11.875%, due 10/15/2016)(16)	21,850	22,005	20,889	0.6%
				22,005	20,889	0.6%
ICV-CSI Holdings, LLC	New York / Transportation	Common Equity (1.6 units)		1,639	2,079	0.1%
				1,639	2,079	0.1%
IDQ Holdings, Inc.	Texas / Automobile	Senior Secured Note (11.50%, due 4/1/2017)(16)	12,500	12,344	12,500	0.3%
				12,344	12,500	0.3%
Ikaria, Inc.	New Jersey / Healthcare	Second Lien Term Loan (8.75% (LIBOR + 7.75% with 1.00% LIBOR floor), due 2/12/2022)(4)(16)	25,000	24,430	25,000	0.7%
				24,430	25,000	0.7%
Injured Workers Pharmacy, LLC	Massachusetts / Healthcare	Second Lien Term Loan (11.50% (LIBOR + 7.00% with 4.50% LIBOR floor) plus 1.00% PIK, due 5/31/2019)(3)(4)	22,678	22,678	22,904	0.6%
				22,678	22,904	0.6%
Instant Web, LLC	Minnesota / Media	Senior Secured Term Loan A (5.50% (LIBOR + 4.50% with 1.00% LIBOR floor), due 3/28/2019)(4)	126,453	126,453	126,453	3.5%
		Senior Secured Term Loan B (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 3/28/2019)(3)(4)	128,000	128,000	128,000	3.6%
		Senior Secured Term Loan C (12.75% (LIBOR + 11.75% with 1.00% LIBOR floor), due 3/28/2019)(4)	12,500	12,500	12,500	0.3%
				266,953	266,953	7.4%
InterDent, Inc.	California / Healthcare	Senior Secured Term Loan A (7.25% (LIBOR + 5.75% with 1.50% LIBOR floor), due 8/3/2017)(4)	63,225	63,225	63,225	1.7%
		Senior Secured Term Loan B (12.25% (LIBOR + 9.25% with 3.00% LIBOR floor), due 8/3/2017)(3)(4)	67,625	67,625	67,625	1.9%
				130,850	130,850	3.6%
JHH Holdings, Inc.	Texas / Healthcare	Second Lien Term Loan (11.25% (LIBOR + 10.00% with 1.25% LIBOR floor) plus 0.50% PIK, due 3/30/2019)(3)(4)	35,119	35,119	35,119	1.0%
				35,119	35,119	1.0%
LaserShip, Inc.	Virginia / Transportation	Revolving Line of Credit – $5,000 Commitment (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 12/21/2014)(4)(25)	—	—	—	—%
		Senior Secured Term Loan A (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 3/18/2019)(3)(4)	36,094	36,094	36,094	1.0%
		Senior Secured Term Loan B (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 3/18/2019)(3)(4)	22,111	22,111	22,111	0.6%
		Delayed Draw Term Loan – $6,000 Commitment (2.00%, due 12/31/2015)(4)(25)	—	—	—	—%
				58,205	58,205	1.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2014 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

LCM XIV Ltd.	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest, current yield 16.02%)(11)(22)	$26,500	$24,914	$25,124	0.7%
				24,914	25,124	0.7%
LHC Holdings Corp.	Florida / Healthcare	Revolving Line of Credit – $750 Commitment (8.50% (LIBOR + 6.00% with 2.50% LIBOR floor), due 5/31/2015)(4)(25)(26)	—	—	—	—%
		Senior Subordinated Debt (10.50%, due 5/31/2015)(3)	1,865	1,865	1,865	0.1%
		Membership Interest (125 units)		216	253	—%
				2,081	2,118	0.1%
Madison Park Funding IX, Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 12.97%)(11)(22)	31,110	24,546	27,266	0.8%
				24,546	27,266	0.8%
Matrixx Initiatives, Inc.	New Jersey / Pharmaceuticals	Senior Secured Term Loan A (7.50% (LIBOR + 6.00% with 1.50% LIBOR floor), due 8/9/2018)(3)(4)	38,319	38,319	36,839	1.0%
		Senior Secured Term Loan B (12.50% (LIBOR + 11.00% with 1.50% LIBOR floor), due 8/9/2018)(3)(4)	39,750	39,750	36,851	1.0%
				78,069	73,690	2.0%
Maverick Healthcare Equity, LLC	Arizona / Healthcare	Preferred Units (1,250,000 units)		1,252	821	—%
		Class A Common Units (1,250,000 units)		—	—	—%
				1,252	821	—%
Mountain View CLO 2013-I Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 15.64%)(11)(22)	43,650	40,754	43,555	1.2%
				40,754	43,555	1.2%
NCP Finance Limited Partnership(23)	Ohio / Consumer Finance	Subordinated Secured Term Loan (11.00% (LIBOR + 9.75% with 1.25% LIBOR floor), due 9/30/2018)(3)(4)(16)(22)	11,910	11,692	12,208	0.3%
				11,692	12,208	0.3%
New Century Transportation, Inc.	New Jersey / Transportation	Senior Subordinated Term Loan (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor) plus 4.00% PIK, in non-accrual status effective 4/1/2014, due 2/3/2018)(4)	44,000	44,000	—	—%
				44,000	—	—%
Nixon, Inc.	California / Durable Consumer Products	Senior Secured Term Loan (8.75% plus 2.75% PIK, due 4/16/2018)(16)	13,532	13,316	13,316	0.4%
				13,316	13,316	0.4%
NRG Manufacturing, Inc.	Texas / Manufacturing	Escrow Receivable		—	1,110	—%
				—	1,110	—%
Octagon Investment Partners XV, Ltd.	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest, current yield 20.60%)(11)(22)	26,901	24,338	26,732	0.7%
				24,338	26,732	0.7%
Onyx Payments(44)	Texas / Diversified Financial Services	Senior Secured Term Loan A (6.75% (LIBOR + 5.50% with 1.25% LIBOR floor), due 4/18/2018)(4)	15,125	15,125	15,125	0.4%
		Senior Secured Term Loan B (13.75% (LIBOR + 12.50% with 1.25% LIBOR floor), due 4/18/2018)(4)	15,938	15,938	15,938	0.4%
				31,063	31,063	0.8%
Pelican Products, Inc.	California / Durable Consumer Products	Second Lien Term Loan (9.25% (LIBOR + 8.25% with 1.00% LIBOR floor), due 4/9/2021)(4)(16)	17,500	17,482	17,500	0.5%
				17,482	17,500	0.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2014 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Photonis Technologies SAS	France / Aerospace & Defense	First Lien Term Loan (8.50% (LIBOR + 7.50% with 1.00% LIBOR floor), due 9/18/2019)(4)(16)(22)	$10,448	$10,170	$10,339	0.3%
				10,170	10,339	0.3%
Pinnacle (US) Acquisition Co. Limited	Texas / Software & Computer Services	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 8/3/2020)(4)(16)	10,000	9,833	10,000	0.3%
				9,833	10,000	0.3%
PrimeSport, Inc.	Georgia / Hotels, Restaurants & Leisure	Revolving Line of Credit – $15,000 Commitment (10.00% (LIBOR + 9.50% with 0.50% LIBOR floor), due 6/30/2015)(4)(25)(26)	—	—	—	—%
		Senior Secured Term Loan A (7.50% (LIBOR + 6.50% with 1.00% LIBOR floor), due 12/23/2019)(3)(4)	43,263	43,263	43,263	1.2%
		Senior Secured Term Loan B (11.50% (LIBOR + 10.50% with 1.00% LIBOR floor) plus 1.00% PIK, due 12/23/2019)(3)(4)	43,700	43,700	43,700	1.2%
				86,963	86,963	2.4%
Prince Mineral Holding Corp.	New York / Metal Services & Minerals	Senior Secured Term Loan (11.50%, due 12/15/2019)(16)	10,000	9,902	10,000	0.3%
				9,902	10,000	0.3%
Progrexion Holdings, Inc.(28)	Utah / Consumer Services	Senior Secured Term Loan (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor), due 9/14/2017)(3)(4)	436,647	436,647	436,647	12.1%
				436,647	436,647	12.1%
Rocket Software, Inc.	Massachusetts / Software & Computer Services	Second Lien Term Loan (10.25% (LIBOR + 8.75% with 1.50% LIBOR floor), due 2/8/2019)(3)(4)(16)	20,000	19,758	20,000	0.6%
				19,758	20,000	0.6%
Royal Adhesives & Sealants, LLC	Indiana / Chemicals	Second Lien Term Loan (9.75% (LIBOR + 8.50% with 1.25% LIBOR floor), due 1/31/2019)(4)(16)	20,000	19,648	19,713	0.5%
				19,648	19,713	0.5%
Ryan, LLC	Texas / Business Services	Subordinated Unsecured Notes (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor) plus 3.00% PIK, due 6/30/2018)(4)	70,531	70,531	70,531	1.9%
				70,531	70,531	1.9%
Sandow Media, LLC	Florida / Media	Senior Secured Term Loan (12.00%, due 5/8/2018)(3)	25,081	25,081	23,524	0.7%
				25,081	23,524	0.7%
Small Business Whole Loan Portfolio(19)	New York / Diversified Financial Services	144 small business loans purchased from On Deck Capital, Inc.	4,637	4,637	4,252	0.1%
				4,637	4,252	0.1%
Snacks Parent Corporation	Minnesota / Food Products	Series A Preferred Stock (4,021.45 shares)		—	—	—%
		Series B Preferred Stock (1,866.10 shares)		—	—	—%
		Warrant (to purchase 31,196.52 shares of Common Stock, expires 11/12/2020)		591	1,819	0.1%
				591	1,819	0.1%
Spartan Energy Services, Inc.	Louisiana / Energy	Senior Secured Term Loan (10.50% (LIBOR + 9.00% with 1.50% LIBOR floor), due 12/28/2017)(3)(4)	35,633	35,633	35,633	1.0%
				35,633	35,633	1.0%
Speedy Group Holdings Corp.	Canada / Consumer Finance	Senior Unsecured Notes (12.00%, due 11/15/2017)(16)(22)	15,000	15,000	15,000	0.4%
				15,000	15,000	0.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2014 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Sport Helmets Holdings, LLC	New York / Personal & Nondurable Consumer Products	Escrow Receivable		$—	$130	—%
				—	130	—%
Stauber Performance Ingredients, Inc.	California / Food Products	Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 1/21/2016)(3)(4)	$12,809	12,809	12,809	0.4%
		Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 5/21/2017)(3)(4)	9,975	9,975	9,975	0.3%
				22,784	22,784	0.7%
Stryker Energy, LLC	Ohio / Oil & Gas Production	Subordinated Secured Revolving Credit Facility – $50,300 Commitment (12.25% (LIBOR + 10.75% with 1.50% LIBOR floor) plus 3.75% PIK, in non-accrual status effective 12/1/2011, due 12/1/2015)(4)(25)	36,080	32,710	—	—%
		Overriding Royalty Interests(18)		—	—	—%
				32,710	—	—%
Sudbury Mill CLO Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 16.25%)(11)(22)	28,200	26,914	26,140	0.7%
				26,914	26,140	0.7%
Symphony CLO IX Ltd.	Cayman Islands / Diversified Financial Services	Preference Shares (Residual Interest, current yield 19.76%)(11)(22)	45,500	37,734	44,294	1.2%
				37,734	44,294	1.2%
Symphony CLO XIV Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 14.03%)(11)(22)	49,250	49,858	49,025	1.4%
				49,858	49,025	1.4%
System One Holdings, LLC	Pennsylvania / Business Services	Senior Secured Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 12/31/2018)(3)(4)	44,646	44,646	44,646	1.2%
				44,646	44,646	1.2%
Targus Group International, Inc.	California / Durable Consumer Products	First Lien Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor) plus 1.0% PIK, due 5/24/2016)(3)(4)(16)	21,911	21,697	19,949	0.6%
				21,697	19,949	0.6%
TB Corp.	Texas / Hotels, Restaurants & Leisure	Senior Subordinated Note (12.00% plus 1.50% PIK, due 12/19/2018)(3)	23,628	23,628	23,628	0.7%
				23,628	23,628	0.7%
Tectum Holdings, Inc.	Michigan / Automobile	Second Lien Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 3/12/2019)(4)(16)	10,000	9,952	9,952	0.3%
				9,952	9,952	0.3%
Therakos, Inc.	New Jersey / Healthcare	Second Lien Term Loan (11.25% (LIBOR + 10.00% with 1.25% LIBOR floor), due 6/27/2018)(4)(16)	13,000	12,762	13,000	0.4%
				12,762	13,000	0.4%
Tolt Solutions, Inc.	South Carolina / Business Services	Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor), due 3/7/2019)(3)(4)	48,705	48,705	48,705	1.3%
		Senior Secured Term Loan B (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 3/7/2019)(3)(4)	48,900	48,900	48,900	1.4%
				97,605	97,605	2.7%
Traeger Pellet Grills LLC	Oregon / Durable Consumer Products	Senior Secured Term Loan A (6.50% (LIBOR + 4.50% with 2.00% LIBOR floor), due 6/18/2018)(3)(4)	29,100	29,100	29,100	0.8%
		Senior Secured Term Loan B (11.50% (LIBOR + 9.50% with 2.00% LIBOR floor), due 6/18/2018)(3)(4)	29,700	29,700	29,700	0.8%
				58,800	58,800	1.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2014 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Transaction Network Services, Inc.	Virginia / Telecommunication Services	Second Lien Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 8/14/2020)(4)(16)	$5,000	$4,976	$5,000	0.1%
				4,976	5,000	0.1%
TriMark USA, LLC	Massachusetts / Hotels, Restaurants & Leisure	Second Lien Term Loan (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 8/11/2019)(4)(16)	10,000	9,810	9,810	0.3%
				9,810	9,810	0.3%
United Sporting Companies, Inc.(5)	South Carolina / Durable Consumer Products	Second Lien Term Loan (12.75% (LIBOR + 11.00% with 1.75% LIBOR floor), due 5/16/2018)(3)(4)	160,000	160,000	160,000	4.4%
				160,000	160,000	4.4%
United States Environmental Services, LLC	Texas / Commercial Services	Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 3/31/2019)(3)(4)	23,850	23,850	23,850	0.7%
		Senior Secured Term Loan B (11.50% (LIBOR + 10.50% with 1.00% LIBOR floor), due 3/31/2019)(3)(4)	36,000	36,000	36,000	1.0%
				59,850	59,850	1.7%
Venio LLC	Pennsylvania / Business Services	Second Lien Term Loan (12.00% (LIBOR + 9.50% with 2.50% LIBOR floor), due 2/19/2020)(3)(4)	17,000	17,000	16,726	0.5%
				17,000	16,726	0.5%
Voya CLO 2012-2, Ltd.	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest, current yield 14.69%)(11)(22)	38,070	31,058	35,843	1.0%
				31,058	35,843	1.0%
Voya CLO 2012-3, Ltd.	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest, current yield 12.97%)(11)(22)	46,632	39,368	43,960	1.2%
				39,368	43,960	1.2%
Voya CLO 2012-4, Ltd.	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest, current yield 15.28%)(11)(22)	40,613	34,941	39,647	1.1%
				34,941	39,647	1.1%
Voya CLO 2014-1, Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 14.49%)(11)(22)	32,383	33,825	32,949	0.9%
				33,825	32,949	0.9%
Washington Mill CLO Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 17.43%)(11)(22)	22,600	21,601	21,583	0.6%
				21,601	21,583	0.6%
Water Pik, Inc.	Colorado / Personal & Nondurable Consumer Products	Second Lien Term Loan (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 1/8/2021)(4)(16)	11,000	10,604	10,604	0.3%
				10,604	10,604	0.3%
Wheel Pros, LLC	Colorado / Business Services	Senior Subordinated Secured Note (11.00% (LIBOR + 7.00% with 4.00% LIBOR floor), due 6/29/2020)(4)	12,000	12,000	12,000	0.3%
		Delayed Draw Term Loan – $3,000 Commitment (11.00% (LIBOR + 7.00% with 4.00% LIBOR floor), due 12/30/2015)(4)(25)	—	—	—	—%
				12,000	12,000	0.3%

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2014 (Unaudited) and June 30, 2014 (Audited)

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

(2)
Fair value is determined by or under the direction of our Board of Directors. As of December 31, 2014 and June 30, 2014, one of our portfolio investments, Dover Saddlery, Inc., was publicly traded and classified as Level 1 within the valuation hierarchy established by ASC 820, Fair Value Measurement (“ASC 820”). As of December 31, 2014 and June 30, 2014, the fair value of our remaining portfolio investments was determined using significant unobservable inputs. ASC 820 classifies such inputs used to measure fair value as Level 3 within the valuation hierarchy. See Notes 2 and 3 within the accompanying notes to consolidated financial statements for further discussion.

(3)
Security, or a portion thereof, is held by Prospect Capital Funding LLC (“PCF”), our wholly-owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral for the Revolving Credit Facility and such security is not available as collateral to our general creditors (see Note 4). The fair values of these investments held by PCF at December 31, 2014 and June 30, 2014 were $1,616,152 and $1,500,897, respectively; they represent 24.8% and 24.0% of our total investments, respectively.

(4)	Security, or a portion thereof, has a floating interest rate which may be subject to a LIBOR or PRIME floor. Stated interest rate was in effect at December 31, 2014 and June 30, 2014.

(5)
Ellett Brothers, LLC, Evans Sports, Inc., Jerry’s Sports, Inc., Simmons Gun Specialties, Inc., Bonitz Brothers, Inc., and Outdoor Sports Headquarters, Inc. are joint borrowers on the second lien term loan. United Sporting Companies, Inc. is a parent guarantor of this debt investment.

(6)
On January 19, 2010, we modified the terms of our senior secured debt in Appalachian Energy Holdings, LLC (“AEH”) and Coalbed, LLC (“Coalbed”) in conjunction with the formation of Manx Energy, Inc. (“Manx”), a new entity consisting of the assets of AEH, Coalbed and Kinley Exploration. The assets of the three companies were brought under new common management. We funded $2,800 at closing to Manx to provide for working capital. As part of the Manx roll-up, our loans to AEH and Coalbed were assigned to Manx and a portion of the debt was exchanged for Manx preferred equity, while our AEH equity interest was converted into Manx common stock. There was no change to fair value at the time of restructuring. On June 30, 2012, Manx returned the investments in Coalbed and AEH to us and we contributed these investments to Wolf Energy Holdings Inc. (“Wolf Energy Holdings”), a newly-formed, separately owned holding company. During the three months ended June 30, 2013, we determined that the impairment of Manx was other-than-temporary and recorded a realized loss of $9,397 for the amount that the amortized cost exceeded the fair value, reducing the amortized cost to $500. As of June 30, 2014, Prospect owned 41% of the equity of Manx. During the three months ended December 31, 2014, Manx was dissolved and we recorded a realized loss of $50, reducing the amortized cost to zero.

(7)	In addition to the stated returns, the net profits interest held will be realized upon sale of the borrower or a sale of the interests.

(8)
During the quarter ended December 31, 2011, our ownership of Change Clean Energy Holdings, LLC, Change Clean Energy, LLC, Freedom Marine Services Holdings, LLC (“Freedom Marine”), and Yatesville Coal Holdings, LLC was transferred to Energy Solutions Holdings Inc. (f/k/a Gas Solutions Holdings, Inc.) (“Energy Solutions”) to consolidate all of our energy holdings under one management team. We own 100% of Energy Solutions. On December 28, 2011, we made a $3,500 debt investment in Vessel Holdings, LLC, a subsidiary of Freedom Marine. On November 25, 2013, we provided $13,000 in senior secured debt financing for the recapitalization of our investment in Jettco Marine Services, LLC (“Jettco”), a subsidiary of Freedom Marine. The subordinated secured loan to Jettco was replaced with a senior secured note to Vessel Holdings II, LLC, a new subsidiary of Freedom Marine. On December 3, 2013, we made a $16,000 senior secured investment in Vessel Holdings III, LLC, another new subsidiary of Freedom Marine. On June 4, 2014, Gas Solutions GP LLC and Gas Solutions LP LLC, two subsidiaries of Energy Solutions, merged with and into Freedom Marine, with Freedom Marine as the surviving entity. In June 2014, Freedom Marine Services Holdings, LLC was renamed Freedom Marine Solutions, LLC; Vessel Holdings, LLC was renamed Vessel Company, LLC; Vessel Holdings II, LLC was renamed Vessel Company II, LLC; Vessel Holdings III, LLC was renamed Vessel Company III, LLC; Yatesville Coal Holdings, LLC was renamed Yatesville Coal Company, LLC; and Change Clean Energy Holdings, LLC was renamed Change Clean Energy Company, LLC. On July 1, 2014, we began consolidating Energy Solutions and as a result, we began reporting our investments in Change Clean Energy Company, LLC, Freedom Marine Solutions, LLC and Yatesville Coal Company, LLC as separate controlled companies. During the three months ended December 31, 2014, we determined that the impairments of Change Clean Energy Company, LLC and Yatesville Coal Company, LLC were other-than-temporary and recorded a realized loss of $1,449, reducing the amortized cost to zero.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2014 (Unaudited) and June 30, 2014 (Audited) (Continued)

(9)	We own 100% of the equity of The Healing Staff, Inc. (“THS”) and 100% of the equity of Vets Securing America, Inc., which is operated by THS management.

(10)
GTP Operations, LLC, Transplace, LLC, CI (Transplace) International, LLC, Transplace Freight Services, LLC, Transplace Texas, LP, Transplace Stuttgart, LP, Transplace International, Inc., Celtic International, LLC, and Treetop Merger Sub, LLC are joint borrowers on the senior secured term loan.

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

(12)
Wolf Energy Holdings, an entity in which we own 100% of the common stock, owns 100% of the equity of Wolf Energy, LLC (“Wolf Energy”). Effective June 30, 2012, the membership interests and associated operating company debt of AEH and Coalbed, which were previously owned by Manx, were assigned to Wolf Energy Holdings. Effective June 6, 2014, Appalachian Energy Holdings, LLC was renamed Appalachian Energy LLC. On July 1, 2014, we began consolidating Wolf Energy Holdings and as a result, we began reporting our investments in Appalachian Energy LLC, Coalbed, LLC and Wolf Energy, LLC as separate controlled companies. During the three months ended September 30, 2014, we determined that the impairment of Appalachian Energy LLC was other-than-temporary and recorded a realized loss of $2,041, reducing the amortized cost to zero. On November 21, 2014, Coalbed merged with and into Wolf Energy, with Wolf Energy as the surviving entity. During the three months ended December 31, 2014, we determined that the impairment of the Coalbed debt assumed by Wolf Energy was other-than-temporary and recorded a realized loss of $5,991, reducing the amortized cost to zero.

(13)	On a fully diluted basis represents 10.00% of voting common shares.

(14)	Trinity Services Group, Inc. and Trinity Services I, LLC are joint borrowers on the senior secured loan facility.

(15)
We own 99.9999% of AGC/PEP, LLC. AGC/PEP, LLC owns 2,037.65 out of a total of 83,818.69 shares (including 5,111 vested and unvested management options) of American Gilsonite Holding Company which owns 100% of American Gilsonite Company.

(16)	Syndicated investment which was originated by a financial institution and broadly distributed.

(17)
MITY Holdings of Delaware Inc. (“MITY Delaware”), an entity in which we own 100% of the common stock, owns 94.99% of the equity of MITY, Inc. (f/k/a MITY Enterprises, Inc.) (“MITY”). MITY owns 100% of each of MITY-Lite, Inc.; Broda Enterprises USA, Inc.; and Broda Enterprises ULC (“Broda Canada”). On June 23, 2014, Prospect made a new $15,769 debt investment in MITY and MITY distributed proceeds to MITY Delaware as a return of capital. MITY Delaware used this distribution to pay down the senior secured debt of MITY Delaware to Prospect by the same amount. The remaining amount of the senior secured debt due from MITY Delaware to Prospect, $7,200, was then contributed to the capital of MITY Delaware. As a result of this transaction, Prospect held the $15,769 MITY note. Effective June 23, 2014, Mity Enterprises, Inc. was renamed MITY, Inc. and Broda Enterprises USA, Inc. was renamed Broda USA, Inc. On June 23, 2014, Prospect also extended a new $7,500 senior secured revolving facility to MITY, of which none was funded at closing. On July 1, 2014, we began consolidating MITY Delaware and as a result, we now report MITY, Inc. as a separate controlled company. MITY Delaware has a subordinated unsecured note issued and outstanding to Broda Canada that is denominated in Canadian Dollars (CAD). As of December 31, 2014, the principal balance of this note was CAD 7,371. In accordance with ASC 830, Foreign Currency Matters (“ASC 830”), this note was remeasured into our functional currency, US Dollars (USD), and is presented on our Consolidated Schedule of Investments in USD.

(18)	The overriding royalty interests held receive payments at the stated rates based upon operations of the borrower.

(19)
Our wholly-owned subsidiary Prospect Small Business Lending, LLC purchases small business whole loans on a recurring basis from online small business loan originators, including On Deck Capital, Inc. and Direct Capital Corporation.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2014 (Unaudited) and June 30, 2014 (Audited) (Continued)

(20)
Boxercraft Incorporated (“Boxercraft”) and BXC Company, Inc. (f/k/a BXC Holding Company) (“BXC”) are joint borrowers on our senior secured investments. Effective as of March 28, 2014, we acquired voting control of BXC pursuant to a voting agreement and irrevocable proxy. Effective May 8, 2014, we acquired control of BXC by transferring shares held by the other equity holders of BXC to us pursuant to an assignment agreement entered into with such other equity holders. As of June 30, 2014, we owned 86.7% of Series A preferred stock, 96.8% of Series B preferred stock, and 83.1% of the fully-diluted common stock of BXC. BXC owned 100% of the common stock of Boxercraft. We owned a warrant to purchase 15% of all classes of equity of BXC, which consisted of 3,755,000 shares of Series A preferred stock, 625,000 shares of Series B preferred stock, and 43,800 shares of voting common stock as of June 30, 2014. On August 25, 2014, we sold Boxercraft, a wholly-owned subsidiary of BXC, for net proceeds of $750 and realized a net loss of $16,949 on the sale.

(21)
We owned warrants to purchase 33,750 shares of common stock in Metal Buildings Holding Corporation (“Metal Buildings”), the former holding company of Borga, Inc. (“Borga”). Metal Buildings owned 100% of Borga. On March 8, 2010, we foreclosed on the stock in Borga that was held by Metal Buildings, obtaining 100% ownership of Borga. On January 24, 2014, we contributed our holdings in Borga to STI Holding, Inc. (“STI”), a wholly-owned holding company. On July 1, 2014, we began consolidating STI and as a result, we reported Borga, Inc. as a separate controlled company from July 1, 2014 until its sale on August 20, 2014. On August 20, 2014, we sold the assets of Borga, a wholly-owned subsidiary of STI, for net proceeds of $382 and realized a loss of $2,589 on the sale. On December 29, 2014, Borga was dissolved.

(22)
Investment has been designated as an investment not “qualifying” under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. We monitor the status of these assets on an ongoing basis.

(23)	NCP Finance Limited Partnership, NCP Finance Ohio, LLC and certain affiliates thereof, are joint borrowers on the subordinated secured term loan.

(24)
On May 6, 2011, we made a secured first lien $24,250 debt investment to NMMB, Inc. (f/k/a NMMB Acquisition, Inc.) (“NMMB”), a $2,800 secured debt and $4,400 equity investment to NMMB Holdings, Inc. (“NMMB Holdings”). We owned 100% of the Series A Preferred Stock in NMMB Holdings. NMMB Holdings owned 100% of the Convertible Preferred Stock in NMMB. On December 13, 2013, we provided $8,086 in preferred equity for the recapitalization of NMMB Holdings. After the restructuring, we received repayment of $2,800 secured debt outstanding. We own 100% of the equity of NMMB Holdings as of December 31, 2014 and June 30, 2014. NMMB Holdings owns 93.13% and 92.93% of the fully diluted equity of NMMB as of December 31, 2014 and June 30, 2014, respectively. NMMB owns 100% of Refuel Agency, Inc. (“Refuel Agency”), which owns 100% of Armed Forces Communications, Inc. (“Armed Forces”). On June 12, 2014, Prospect made a new $7,000 senior secured term loan to Armed Forces. Armed Forces distributed this amount to Refuel Agency as a return of capital. Refuel Agency distributed this amount to NMMB as a return of capital, which was used to pay down $7,000 of NMMB’s $10,714 senior secured term loan to Prospect. On July 1, 2014, we began consolidating NMMB Holdings and as a result, we now report NMMB, Inc. as a separate controlled company.

(25)
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 2.00%. As of December 31, 2014 and June 30, 2014, we had $81,400 and $72,118, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies.

(26)
Stated interest rates are based on December 31, 2014 and June 30, 2014 one month or three month LIBOR rates plus applicable spreads based on the respective credit agreements. Interest rates are subject to change based on actual elections by the borrower for a LIBOR rate contract or Base Rate contract when drawing on the revolver.

(27)
On July 30, 2010, we made a $30,000 senior secured debt investment in Airmall Inc. (“Airmall”), a $12,500 secured second lien in AMU Holdings Inc. (“AMU”), and acquired 100% of the Series A preferred stock and common stock of AMU. Our preferred stock in AMU has a 12.0% dividend rate which is paid from the dividends received from its operating subsidiary, Airmall. AMU owns 100% of the common stock in Airmall. On December 4, 2013, we sold a $972 participation in both debt investments, equal to 2% of the outstanding principal amount of loans on that date. On June 13, 2014, Prospect made a new $19,993 investment as a senior secured loan to Airmall. Airmall then distributed this amount to AMU as a return of capital, which AMU used to pay down the senior subordinated loan in the same amount. The minority interest held by a third party in AMU was exchanged for common stock of Airmall. As of June 30, 2014, we owned 100% of the equity of AMU, which owns 98% of Airmall. On July 1, 2014, we began consolidating AMU and as a result, we reported Airmall Inc. as a separate controlled company from July 1, 2014 until its sale on August 1, 2014. On August 1, 2014, we sold our investments in Airmall for net proceeds of $51,379 and realized a loss of $3,473 on the sale. In addition, there is $6,000 being held in escrow, of which 98% is due to Prospect, which will be recognized as an additional realized loss if it is not received. On October 22, 2014, we received a tax refund of $665 related to our investment in Airmall for which we realized a gain of the same amount.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2014 (Unaudited) and June 30, 2014 (Audited) (Continued)

(28)
Progrexion Marketing, Inc., Progrexion Teleservices, Inc., Progrexion ASG, Inc., Progrexion IP, Inc. and Efolks, LLC are joint borrowers on the second lien term loan. Progrexion Holdings, Inc. and eFolks Holdings, Inc. are the guarantors of this debt investment.

(29)
First Tower Holdings of Delaware LLC (“First Tower Delaware”), an entity in which we own 100% of the membership interests, owns 80.1% of First Tower Finance Company LLC (“First Tower Finance”), which owns 100% of First Tower, LLC (“First Tower”), the operating company. On June 24, 2014, Prospect made a new $251,246 second lien term loan to First Tower. First Tower distributed this amount to First Tower Finance, which distributed this amount to First Tower Delaware as a return of capital. First Tower Delaware used the distribution to partially pay down the Senior Secured Revolving Credit Facility. The remaining $23,712 of the Senior Secured Revolving Credit Facility was then converted to additional membership interests held by Prospect in First Tower Delaware. On July 1, 2014, we began consolidating First Tower Delaware and as a result, we now report First Tower Finance Company LLC as a separate controlled company.

(30)
Arctic Oilfield Equipment USA, Inc. (“Arctic Equipment”), an entity in which we own 100% of the common equity, owns 70% of the equity of Arctic Energy Services, LLC (“Arctic Energy”), the operating company. On July 1, 2014, we began consolidating Arctic Equipment and as a result, we now report Arctic Energy as a separate controlled company.

(31)	We own 2.8% (13,220 shares) of Mineral Fusion Natural, LLC, a subsidiary of Caleel + Hayden, LLC, common and preferred interest.

(32)
APH Property Holdings, LLC (“APH”), an entity in which we own 100% of the membership interests, owns 100% of the common equity of American Property REIT Corp. (f/k/a American Property Holdings Corp.) (“APRC”), a qualified REIT which holds investments in several real estate properties. Effective as of April 1, 2014, Prospect made a new $167,162 senior term loan to APRC. APRC then distributed this amount to APH as a return of capital which was used to pay down the Senior Term Loan from APH by the same amount. See Note 3 for further discussion of the properties held by APRC. On July 1, 2014, we began consolidating APH and as a result, we now report American Property REIT Corp. as a separate controlled company.

(33)
CCPI Holdings Inc. (“CCPI Holdings”), an entity in which we own 100% of the common stock, owns 94.77% of CCPI Inc. (“CCPI”), the operating company. On June 13, 2014, Prospect made a new $8,218 senior secured note to CCPI. CCPI then distributed this amount to CCPI Holdings as a return of capital which was used to pay down the $8,216 senior secured note from CCPI Holdings to Prospect. The remaining $2 was distributed to Prospect as a return of capital of Prospect's equity investment in CCPI Holdings. On July 1, 2014, we began consolidating CCPI Holdings and as a result, we now report CCPI Inc. as a separate controlled company.

(34)
Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”), an entity in which we own 100% of the membership interests, owns 74.75% of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC) (“Credit Central”), which owns 100% of each of Credit Central, LLC; Credit Central South, LLC; Credit Central of Texas, LLC; and Credit Central of Tennessee, LLC, the operating companies. On June 26, 2014, Prospect made a new $36,333 second lien term loan to Credit Central. Credit Central then distributed this amount to Credit Central Delaware as a return of capital which was used to pay down the Senior Secured Revolving Credit Facility from Credit Central Delaware by the same amount. The remaining amount of the Senior Secured Revolving Credit Facility, $3,874, was then converted into additional membership interests in Credit Central Delaware. On July 1, 2014, we began consolidating Credit Central Delaware and as a result, we now report Credit Central Loan Company, LLC as a separate controlled company.

(35)
Valley Electric Holdings I, Inc. (“Valley Holdings I”), an entity in which we own 100% of the common stock, owns 100% of Valley Electric Holdings II, Inc. (“Valley Holdings II”). Valley Holdings II owns 94.99% of Valley Electric Company, Inc. (“Valley Electric”). Valley Electric owns 100% of the equity of VE Company, Inc., which owns 100% of the equity of Valley Electric Co. of Mt. Vernon, Inc. (“Valley”). On June 24, 2014, Valley Holdings II and management of Valley formed Valley Electric and contributed their shares of Valley stock to Valley Electric. Prospect made a new $20,471 senior secured loan to Valley Electric. Valley Electric then distributed this amount to Valley Holdings I, via Valley Holdings II, as a return of capital which was used to pay down the senior secured note of Valley Holdings I by the same amount. The remaining principal amount of the senior secured note, $16,754, was then contributed to the capital of Valley Holdings I. On July 1, 2014, we began consolidating Valley Holdings I and Valley Holdings II and as a result, we now report Valley Electric Company, Inc. as a separate controlled company.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2014 (Unaudited) and June 30, 2014 (Audited) (Continued)

(36)
Nationwide Acceptance Holdings LLC (“Nationwide Holdings”), an entity in which we own 100% of the membership interests, owns 93.79% of Nationwide Acceptance LLC (“Nationwide”), the operating company. On June 18, 2014, Prospect made a new $14,820 second lien term loan to Nationwide. Nationwide distributed this amount to Nationwide Holdings as a return of capital. Nationwide Holdings used the distribution to pay down the Senior Secured Revolving Credit Facility. The remaining $9,888 of the Senior Secured Revolving Credit Facility was then converted into additional membership interests in Nationwide Holdings. On July 1, 2014, we began consolidating Nationwide Holdings and as a result, we now report Nationwide Acceptance LLC as a separate controlled company.

(37)
On April 15, 2013, assets previously held by H&M Oil & Gas, LLC (“H&M”) were assigned to Wolf Energy in exchange for a $66,000 term loan secured by the assets. The cost basis in this loan of $44,632 was determined in accordance with ASC 310-40, Troubled Debt Restructurings by Creditors, and was equal to the fair value of assets at the time of transfer resulting in a capital loss of $19,647 in connection with the foreclosure on the assets. On May 17, 2013, Wolf Energy sold the assets located in Martin County, which were previously held by H&M, for $66,000. Proceeds from the sale were primarily used to repay the loan and net profits interest receivable due to us resulting in a realized capital gain of $11,826. We received $3,960 of structuring and advisory fees from Wolf Energy during the year ended June 30, 2013 related to the sale and $991 under the net profits interest agreement which was recognized as other income during the fiscal year ended June 30, 2013.

(38)
CP Holdings of Delaware LLC (“CP Holdings”), an entity in which we own 100% of the membership interests, owns 82.9% of CP Energy Services Inc. (“CP Energy”). As of June 30, 2014, CP Energy owned directly or indirectly 100% of each of CP Well Testing Services, LLC (“CP Well Testing”); CP Well Testing, LLC (“CP Well”); Fluid Management Services, Inc.; Fluid Management Services, LLC; Wright Transport, Inc.; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; Artexoma Logistics, LLC; and Wright Trucking, Inc. On April 1, 2014, Prospect made new loans to CP Well (with ProHaul Transports, LLC; Wright Trucking, Inc.; and Foster Testing Co., Inc. as co-borrowers), comprised of two first lien loans in the amount of $11,035 and $72,238 and a second lien loan in the amount of $15,000. The proceeds of these loans were used to repay CP Well Testing’s senior secured term loan and CP Energy’s senior secured term loan from Prospect. On July 1, 2014, we began consolidating CP Holdings and as a result, we now report CP Energy Services Inc. as a separate controlled company. Effective as of December 31, 2014, CP Energy underwent a corporate reorganization in order to consolidate certain of its wholly-owned subsidiaries. As of December 31, 2014, CP Energy owned directly or indirectly 100% of each of CP Well; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc.

(39)	Wind River Resources Corporation and Wind River II Corporation are joint borrowers on the senior secured note.

(40)
NPH Property Holdings, LLC (“NPH”), an entity in which we own 100% of the membership interests, owns 100% of the common equity of National Property REIT Corp. (f/k/a National Property Holdings Corp.) (“NPRC”), a property REIT which holds investments in several real estate properties. Additionally, through its wholly-owned subsidiaries, NPRC invests in online consumer loans. Effective as of April 1, 2014, Prospect made a new $104,460 senior term loan to NPRC. NPRC then distributed this amount to NPH as a return of capital which was used to pay down the Senior Term Loan from NPH by the same amount. See Note 3 for further discussion of the properties held by NPRC. On July 1, 2014, we began consolidating NPH and as a result, we now report National Property REIT Corp. as a separate controlled company.

(41)
UPH Property Holdings, LLC (“UPH”), an entity in which we own 100% of the membership interests, owns 100% of the common equity of United Property REIT Corp. (f/k/a United Property Holdings Corp.) (“UPRC”), a property REIT which holds investments in several real estate properties. Effective as of April 1, 2014, Prospect made a new $19,027 senior term loan to UPRC. UPRC then distributed this amount to UPH as a return of capital which was used to pay down the Senior Term Loan from UPH by the same amount. See Note 3 for further discussion of the properties held by UPRC. On July 1, 2014, we began consolidating UPH and as a result, we now report United Property REIT Corp. as a separate controlled company.

(42)
On April 4, 2008, we acquired a controlling equity interest in ARRM Holdings, Inc. (“ARRM”), which owned 100% of Ajax Rolled Ring & Machine, LLC (“Ajax”), the operating company. On April 1, 2013, we refinanced the existing $19,837 and $18,635 senior loans to Ajax and ARRM, respectively, increasing the total size of the debt investment to $38,537. Concurrent with the refinancing, we received repayment of the $18,635 loans previously outstanding. On October 11, 2013, we provided $25,000 in preferred equity for the recapitalization of ARRM. After the financing, we received repayment of the $20,009 subordinated unsecured loan previously outstanding. On June 12, 2014, ARRM Holdings, Inc. was renamed ARRM Services, Inc. As of June 30, 2014, we controlled 79.53% of the fully-diluted common, 85.76% of the Series A Preferred and 100% of the Series B Preferred equity of ARRM. On October 10, 2014, ARRM sold Ajax to a third party and repaid the $19,337 loan receivable to us and we recorded a realized loss of $23,560 related to the sale. Concurrent with the sale, our ownership increased to 100% of the outstanding equity of ARRM Services, Inc. which was renamed SB Forging Company, Inc. (“SB Forging”). As such, we began consolidating SB Forging on October 11, 2014. In addition, there is $3,000 being held in escrow which will be recognized as additional gain if and when received.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2014 (Unaudited) and June 30, 2014 (Audited) (Continued)

(43)
Harbortouch Holdings of Delaware Inc. (“Harbortouch Delaware”), an entity in which we own 100% of the common stock, owns 100% of the Class C voting units of Harbortouch Payments, LLC (“Harbortouch”), which provide for a 53.5% residual profits allocation. Harbortouch management owns 100% of the Class B and Class D voting units of Harbortouch, which provide for a 46.5% residual profits allocation. Harbortouch owns 100% of Credit Card Processing USA, LLC. On April 1, 2014, Prospect made a new $137,226 senior secured term loan to Harbortouch. Harbortouch then distributed this amount to Harbortouch Delaware as a return of capital which was used to pay down the $123,000 senior secured note from Harbortouch Delaware to Prospect. The remaining $14,226 was distributed to Prospect as a return of capital of Prospect’s equity investment in Harbortouch Delaware. On July 1, 2014, we began consolidating Harbortouch Delaware and as a result, we now report Harbortouch Payments, LLC as a separate controlled company.

(44)
Pegasus Business Intelligence, LP, Paycom Acquisition, LLC, and Paycom Acquisition Corp. are joint borrowers on the senior secured loan facility. Paycom Intermediate Holdings, Inc. Paycom Intermediate Holdings, Inc. is the parent guarantor of this debt investment. These entities transact business internationally under the trade name Onyx Payments.

(45)	Security Alarm Financing Enterprises, L.P. and California Security Alarms, Inc. are joint borrowers on the senior subordinated note.

(46)
A portion of the senior secured note is denominated in Canadian Dollars (CAD). As of June 30, 2014 and December 31, 2014, the principal balance of this note was CAD 37,422 and CAD 37,044, respectively. In accordance with ASC 830, this note was remeasured into our functional currency, US Dollars (USD), and is presented on our Consolidated Schedules of Investments in USD.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2014 (Unaudited) and June 30, 2014 (Audited) (Continued)

(47)
As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company's outstanding voting securities. Transactions during the six months ended December 31, 2014 with these controlled investments were as follows:

Portfolio Company	Purchases*		Redemptions*	Sales	Interest income	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
Airmall Inc.	$—		$(47,580)	$(9,920)	$576	$—	$3,000	$(2,808)	$12,216
American Property REIT Corp.	(75,809)	**	—	—	9,158	—	813	—	2,531
Appalachian Energy LLC	—		(2,041)	—	—	—	—	(2,041)	2,050
Arctic Energy Services, LLC	—		—	—	3,388	—	—	—	530
ARRM Services, Inc.	—		(19,337)	(27,213)	956	—	2,000	(23,560)	21,014
Borga, Inc.	—		—	(2,589)	—	—	—	(2,589)	2,741
BXC Company, Inc.	250		(750)	(16,949)	—	—	5	(16,949)	15,333
CCPI Inc.	—		(226)	—	1,654	—	—	—	901
Change Clean Energy Company, LLC	—		—	—	—	—	—	—	—
Coalbed, LLC	—		—	—	—	—	—	—	—
CP Energy Services Inc.	—		—	—	8,236	—	—	—	(11,346)
Credit Central Loan Company, LLC	—		—	—	3,714	—	—	—	735
Echelon Aviation LLC	5,800		(37,313)	(400)	4,023	—	—	—	(3,275)
First Tower Finance Company LLC	—		1,413	—	24,587	1,929	—	—	8,947
Freedom Marine Solutions, LLC	—		(486)	—	2,249	—	—	—	(2,370)
Gulf Coast Machine & Supply Company	2,000		—	—	1,046	—	—	—	(3,496)
Harbortouch Payments, LLC	27,722		(1,639)	—	14,590	27	579	—	18,771
The Healing Staff, Inc.	—		—	—	—	—	35	650	—
Manx Energy, Inc.	—		(50)	—	—	—	—	(50)	50
MITY, Inc.	2,500		201	—	2,952	—	—	—	923
National Property REIT Corp.	201,047	**	(36,900)	—	9,943	—	644	—	28,011
Nationwide Acceptance LLC	938		1	—	1,515	1,305	—	—	(1,100)
NMMB, Inc.	383		—	—	767	—	—	—	(46)
R-V Industries, Inc.	—		—	—	1,520	149	—	—	(7,399)
United Property REIT Corp.	46,311	**	(376)	—	2,460	—	1,656	—	2,400
Valley Electric Company, Inc.	—		(1)	—	2,478	—	—	—	(5,915)
Wolf Energy, LLC	—		(5,991)	—	—	—	—	(5,991)	4,196
Yatesville Coal Company, LLC	—		(1,449)	—	—	—	—	(1,449)	1,449
Total	$211,142		$(152,524)	$(57,071)	$95,812	$3,410	$8,732	$(54,787)	$87,851

(48)
As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the six months ended December 31, 2014 with these affiliated investments were as follows:

Portfolio Company	Purchases*	Redemptions*	Sales	Interest income	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
BNN Holdings Corp.	$44,000	$(30,041)	$—	$1,841	$778	$226	$—	$26
Total	$44,000	$(30,041)	$—	$1,841	$778	$226	$—	$26
*Purchase amounts do not include payment-in-kind interest. Redemption amounts include impairments. Redemption amounts do not include the cost basis adjustments resulting from consolidation on July 1, 2014.
**These amounts include the cost basis of investments transferred from APRC and UPRC to NPRC.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2014 (Unaudited) and June 30, 2014 (Audited) (Continued)

(49)
As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company's outstanding voting securities. Transactions during the year ended June 30, 2014 with these controlled investments were as follows:

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

(50)
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
*Purchase amounts do not include payment-in-kind interest. Redemption amounts include impairments.
**These amounts include the cost basis of investments transferred from APH to NPH and UPH.
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
On May 15, 2007, we formed a wholly-owned subsidiary Prospect Capital Funding LLC (“PCF”), a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the revolving credit facility at PCF. Our wholly-owned subsidiary Prospect Small Business Lending, LLC (“PSBL”) was formed on January 27, 2014 and purchases small business whole loans on a recurring basis from online small business loan originators, including On Deck Capital, Inc. (“OnDeck”) and Direct Capital Corporation (“Direct Capital”). On September 30, 2014, we formed a wholly-owned subsidiary Prospect Yield Corporation, LLC (“PYC”) and effective October 23, 2014, PYC holds our investments in collateralized loan obligations (“CLOs”). Each of these subsidiaries have been consolidated since operations commenced.
Effective July 1, 2014, we began consolidating certain of our wholly-owned and substantially wholly-owned holding companies formed by us in order to facilitate our investment strategy. The following companies have been included in our consolidated financial statements since July 1, 2014: AMU Holdings Inc.; APH Property Holdings, LLC; Arctic Oilfield Equipment USA, Inc.; CCPI Holdings Inc.; CP Holdings of Delaware LLC; Credit Central Holdings of Delaware, LLC; Energy Solutions Holdings Inc.; First Tower Holdings of Delaware LLC; Harbortouch Holdings of Delaware Inc.; MITY Holdings of Delaware Inc.; Nationwide Acceptance Holdings LLC; NMMB Holdings, Inc.; NPH Property Holdings, LLC; STI Holding, Inc.; UPH Property Holdings, LLC; Valley Electric Holdings I, Inc.; Valley Electric Holdings II, Inc.; and Wolf Energy Holdings Inc. On October 10, 2014, concurrent with the sale of the operating company, our ownership increased to 100% of the outstanding equity of ARRM Services, Inc. which was renamed SB Forging Company, Inc. (“SB Forging”). As such, we began consolidating SB Forging on October 11, 2014. We collectively refer to these entities as the “Consolidated Holding Companies.”
Note 2. Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) pursuant to the requirements for reporting on Form 10-Q, ASC 946, Financial Services—Investment Companies (“ASC 946”), and Articles 6 and 10 of Regulation S-X. Under the 1940 Act, ASC 946, and the regulations pursuant to Article 6 of Regulation S-X, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit us. Our consolidated financial statements include the accounts of Prospect, PCF, PSBL, PYC, and the Consolidated Holding Companies. All intercompany balances and transactions have been eliminated in consolidation. The financial results of our non-substantially wholly-owned holding companies and operating portfolio company investments are not consolidated in the financial statements. Any operating companies owned by the Consolidated Holding Companies are not consolidated.
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

3.
The Audit Committee of our Board of Directors reviews and discusses the preliminary valuation of Prospect Capital Management, L.P. (the “Investment Adviser”) and that of the independent valuation firms.

4.
The Board of Directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of the Investment Adviser, the respective independent valuation firm and the Audit Committee.

Our non-CLO investments are valued utilizing a yield analysis, enterprise value (“EV”) analysis, net asset value analysis, liquidation analysis, discounted cash flow analysis, or a combination of methods, as appropriate. The yield analysis uses loan spreads and other relevant information implied by market data involving identical or comparable assets or liabilities. Under the EV analysis, the EV of a portfolio company is first determined and allocated over the portfolio company’s securities in order of their preference relative to one another (i.e., “waterfall” allocation). To determine the EV, we typically use a market multiples approach that considers relevant and applicable market trading data of guideline public companies, transaction metrics from precedent M&A transactions and/or a discounted cash flow analysis. The net asset value analysis is used to derive a value of an underlying investment (such as real estate property) by dividing a relevant earnings stream by an appropriate capitalization rate. For this purpose, we consider capitalization rates for similar properties as may be obtained from guideline public companies and/or relevant transactions. The liquidation analysis is intended to approximate the net recovery value of an investment based on, among other things, assumptions regarding liquidation proceeds based on a hypothetical liquidation of a portfolio company’s assets. The discounted cash flow analysis uses valuation techniques to convert future cash flows or earnings to a range of fair values from which a single estimate may be derived utilizing an appropriate discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts.
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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current. As of December 31, 2014, less than 0.1% of our total assets are in non-accrual status.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. For the calendar year ended December 31, 2014, we elected to retain a portion of our annual taxable income and incurred an excise tax expense of $1,775. As of December 31, 2014, we had a deposit with the IRS of $425 for excise taxes as we had made excise tax payments in excess of our expected excise tax liability through December 31, 2014.

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
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of December 31, 2014 and for the three and six months then ended, we did not have a liability for any unrecognized tax benefits. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2010 remain subject to examination by the Internal Revenue Service.
Dividends and Distributions
Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a monthly dividend or distribution is approved by our Board of Directors quarterly and is generally based upon our management’s estimate of our future earnings. Net realized capital gains, if any, are distributed at least annually.
Financing Costs
We record origination expenses related to our Revolving Credit Facility and Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Unsecured Notes”) as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method for our Revolving Credit Facility and the effective interest method for our Unsecured Notes over the respective expected life or maturity. In the event that we modify or extinguish our debt before maturity, we follow the guidance in ASC 470-50, Modification and Extinguishments (“ASC 470-50”). For modifications to or exchanges of our Revolving Credit Facility, any unamortized deferred costs relating to lenders who are not part of the new lending group are expensed. For extinguishments of our Unsecured Notes, any unamortized deferred costs are deducted from the basis of the debt in determining the gain or loss from the extinguishment.
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
Note 3. Portfolio Investments
At December 31, 2014, we had investments in 134 long-term portfolio investments, which had an amortized cost of $6,501,203 and a fair value of $6,523,723. At June 30, 2014, we had investments in 142 long-term portfolio investments, which had an amortized cost of $6,371,522 and a fair value of $6,253,739.
The original cost basis of debt placements and equity securities acquired, including follow-on investments for existing portfolio companies, totaled $1,409,910 and $1,164,996 during the six months ended December 31, 2014 and December 31, 2013, respectively. Debt repayments and proceeds from sales of equity securities of approximately $1,086,884 and $419,405 were received during the six months ended December 31, 2014 and December 31, 2013, respectively.
The following table shows the composition of our investment portfolio as of December 31, 2014 and June 30, 2014.

	December 31, 2014		June 30, 2014
	Cost	Fair Value	Cost	Fair Value
Revolving Line of Credit	$11,350	$11,350	$3,445	$2,786
Senior Secured Debt	3,632,113	3,581,527	3,578,339	3,514,198
Subordinated Secured Debt	1,329,498	1,315,764	1,272,275	1,200,221
Subordinated Unsecured Debt	93,209	93,209	85,531	85,531
Small Business Loans	25,443	23,319	4,637	4,252
CLO Debt	28,362	33,377	28,118	33,199
CLO Residual Interest	1,044,264	1,089,906	1,044,656	1,093,985
Equity	336,964	375,271	354,521	319,567
Total Investments	$6,501,203	$6,523,723	$6,371,522	$6,253,739
In the table above and throughout the remainder of this footnote, we aggregate our portfolio investments by type of investment, which may differ slightly from the nomenclature used by the constituent instruments defining the rights of holders of the investment, as disclosed on our Consolidated Schedules of Investments ("SOI"). The following investments are included in each category:

•	Senior Secured Debt includes investments listed on the SOI such as senior secured term loans, senior term loans, secured promissory notes, senior demand notes, and first lien term loans.

•	Subordinated Secured Debt includes investments listed on the SOI such as subordinated secured term loans, subordinated term loans, senior subordinated notes, and second lien term loans.

•	Subordinated Unsecured Debt includes investments listed on the SOI such as subordinated unsecured notes and senior unsecured notes.

•	Small Business Loans includes our investments in small business whole loans purchased from OnDeck and Direct Capital.

•	CLO Debt includes our investments in the "debt" class of security of CLO funds.

•	CLO Residual Interest includes our investments in the "equity" class of security of CLO funds such as income notes, preference shares, and subordinated notes.

•
Equity includes our investments in preferred stock, common stock, membership interests, net profits interests, overriding royalty interests, escrows receivable, and warrants, unless specifically stated otherwise.

The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of December 31, 2014.

	Level 1	Level 2	Level 3	Total
Revolving Line of Credit	$—	$—	$11,350	$11,350
Senior Secured Debt	—	—	3,581,527	3,581,527
Subordinated Secured Debt	—	—	1,315,764	1,315,764
Subordinated Unsecured Debt	—	—	93,209	93,209
Small Business Loans	—	—	23,319	23,319
CLO Debt	—	—	33,377	33,377
CLO Residual Interest	—	—	1,089,906	1,089,906
Equity	150	—	375,121	375,271
Total Investments	$150	$—	$6,523,573	$6,523,723
The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of June 30, 2014.

	Level 1	Level 2	Level 3	Total
Revolving Line of Credit	$—	$—	$2,786	$2,786
Senior Secured Debt	—	—	3,514,198	3,514,198
Subordinated Secured Debt	—	—	1,200,221	1,200,221
Subordinated Unsecured Debt	—	—	85,531	85,531
Small Business Loans	—	—	4,252	4,252
CLO Debt	—	—	33,199	33,199
CLO Residual Interest	—	—	1,093,985	1,093,985
Equity	168	—	319,399	319,567
Total Investments	$168	$—	$6,253,571	$6,253,739

The following tables show the aggregate changes in the fair value of our Level 3 investments during the six months ended December 31, 2014.

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2014	$1,640,454	$32,121	$4,580,996	$6,253,571
Net realized loss on investments	(54,787)	—	(100,890)	(155,677)
Net change in unrealized appreciation	87,851	26	52,444	140,321
Net realized and unrealized gain (loss)	33,064	26	(48,446)	(15,356)
Purchases of portfolio investments	211,142	44,000	1,144,481	1,399,623
Payment-in-kind interest	6,585	—	3,702	10,287
Amortization of discounts and premiums	—	—	(37,332)	(37,332)
Repayments and sales of portfolio investments	(167,496)	(30,041)	(889,683)	(1,087,220)
Transfers within Level 3(1)	—	—	—	—
Transfers in (out) of Level 3(1)	—	—	—	—
Fair value as of December 31, 2014	$1,723,749	$46,106	$4,753,718	$6,523,573

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Small Business Loans	CLO Debt	CLO Residual Interest	Equity	Total
Fair value as of June 30, 2014	$2,786	$3,514,198	$1,200,221	$85,531	$4,252	$33,199	$1,093,985	$319,399	$6,253,571
Net realized loss on investments	(1,094)	(33,875)	(75,164)	—	(449)	—	(15,639)	(29,456)	(155,677)
Net change in unrealized appreciation (depreciation)	659	13,554	58,322	—	(1,738)	(66)	(3,688)	73,278	140,321
Net realized and unrealized (loss) gain	(435)	(20,321)	(16,842)	—	(2,187)	(66)	(19,327)	43,822	(15,356)
Purchases of portfolio investments	16,500	926,519	237,830	6,592	35,638	—	138,843	37,701	1,399,623
Payment-in-kind interest	—	9,074	127	1,086	—	—	—	—	10,287
Accretion (amortization) of discounts and premiums	—	133	890	—	—	244	(38,599)	—	(37,332)
Repayments and sales of portfolio investments	(7,501)	(848,076)	(106,462)	—	(14,384)	—	(84,996)	(25,801)	(1,087,220)
Transfers within Level 3(1)	—	—	—	—	—	—	—	—	—
Transfers in (out) of Level 3(1)	—	—	—	—	—	—	—	—	—
Fair value as of December 31, 2014	$11,350	$3,581,527	$1,315,764	$93,209	$23,319	$33,377	$1,089,906	$375,121	$6,523,573

(1)	Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred.

The following tables show the aggregate changes in the fair value of our Level 3 investments during the six months ended December 31, 2013.

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2013	$811,634	$42,443	$3,318,663	$4,172,740
Net realized gain (loss) on investments	496	—	(2,404)	(1,908)
Net change in unrealized (depreciation) appreciation	(26,254)	(3,652)	22,443	(7,463)
Net realized and unrealized (loss) gain	(25,758)	(3,652)	20,039	(9,371)
Purchases of portfolio investments	423,202	—	731,950	1,155,152
Payment-in-kind interest	6,699	89	3,057	9,845
Accretion (amortization) of discounts and premiums	—	400	(23,533)	(23,133)
Repayments and sales of portfolio investments	(65,475)	(400)	(353,504)	(419,379)
Transfers within Level 3(1)	12,998	—	(12,998)	—
Transfers in (out) of Level 3(1)	—	—	—	—
Fair value as of December 31, 2013	$1,163,300	$38,880	$3,683,674	$4,885,854

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Small Business Loans	CLO Debt	CLO Residual Interest	Equity	Total
Fair value as of June 30, 2013	$8,729	$2,207,091	$1,024,901	$88,827	$—	$28,589	$658,086	$156,517	$4,172,740
Net realized gain (loss) on investments	—	93	(7,062)	—	—	—	1,183	3,878	(1,908)
Net change in unrealized (depreciation) appreciation	(112)	(9,375)	5,402	(290)	—	4,656	45,494	(53,238)	(7,463)
Net realized and unrealized (loss) gain	(112)	(9,282)	(1,660)	(290)	—	4,656	46,677	(49,360)	(9,371)
Purchases of portfolio investments	9,500	688,071	141,719	—	—	—	205,720	110,142	1,155,152
Payment-in-kind interest	—	7,889	1,619	336	—	—	1	—	9,845
Accretion (amortization) of discounts and premiums	—	524	912	6	—	221	(24,796)	—	(23,133)
Repayments and sales of portfolio investments	(6,143)	(211,932)	(117,285)	(58,879)	—	—	(21,070)	(4,070)	(419,379)
Transfers within Level 3(1)	—	—	(70,000)	70,000	—	—	—	—	—
Transfers in (out) of Level 3(1)	—	—	—	—	—	—	—	—	—
Fair value as of December 31, 2013	$11,974	$2,682,361	$980,206	$100,000	$—	$33,466	$864,618	$213,229	$4,885,854

(1)	Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred.
For the six months ended December 31, 2014 and December 31, 2013, the net change in unrealized appreciation (depreciation) on the investments that use Level 3 inputs was $53,441 and $(29,324) for investments still held as of December 31, 2014 and December 31, 2013, respectively.

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of December 31, 2014 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Technique	Input	Range	Weighted Average
Senior Secured Debt	$2,467,819	Yield Analysis	Market Yield	6.4%-19.8%	11.1%
Senior Secured Debt	625,618	EV Analysis	EBITDA Multiple	3.3x-9.5x	7.5x
Senior Secured Debt	90,121	EV Analysis	Other	N/A	N/A
Senior Secured Debt	1,775	Liquidation Analysis	N/A	N/A	N/A
Senior Secured Debt	407,544	Net Asset Value Analysis	Capitalization Rate	5.2%-9.7%	7.0%
Subordinated Secured Debt	947,724	Yield Analysis	Market Yield	8.3%-19.3%	12.2%
Subordinated Secured Debt	353,220	EV Analysis	EBITDA Multiple	4.0x-8.6x	7.5x
Subordinated Secured Debt	14,820	EV Analysis	Book Value Multiple	1.2x-1.4x	1.3x
Subordinated Unsecured Debt	86,616	Yield Analysis	Market Yield	6.3%-13.6%	11.7%
Subordinated Unsecured Debt	6,593	EV Analysis	EBITDA Multiple	N/A	N/A
Small Business Loans(1)	2,040	Discounted Cash Flow	Loss-Adjusted Discount Rate	17.6%-27.2%	23.0%
Small Business Loans(2)	21,279	Discounted Cash Flow	Loss-Adjusted Discount Rate	19.1%-31.0%	22.9%
CLO Debt	33,377	Discounted Cash Flow	Discount Rate	4.8%-6.7%	5.6%
CLO Residual Interest	1,089,906	Discounted Cash Flow	Discount Rate	6.3%-17.4%	13.2%
Equity	210,925	EV Analysis	EBITDA Multiple	2.0x-9.5x	7.3x
Equity	12,591	EV Analysis	Book Value Multiple	1.2x-1.4x	1.3x
Equity	4,260	EV Analysis	Appraisal	N/A	N/A
Equity	2,798	Yield Analysis	Market Yield	10.4%-12.0%	11.2%
Equity	120,083	Net Asset Value Analysis	Capitalization Rate	5.2%-9.7%	7.0%
Equity	16,632	Discounted Cash Flow	Discount Rate	7.3%-8.1%	7.7%
Net Profits Interest	29	Liquidation Analysis	N/A	N/A	N/A
Escrow Receivable	7,803	Discounted Cash Flow	Discount Rate	6.8%-8.0%	7.4%
Total Level 3 Investments	$6,523,573

(1)
Includes our investments in small business whole loans purchased from Direct Capital. Valuation also used projected loss rates as an unobservable input ranging from 0.7%-46.7%, with a weighted average of 8.3%.

(2)
Includes our investments in small business whole loans purchased from OnDeck. Valuation also used projected loss rates as an unobservable input ranging from 6.5%-10.1%, with a weighted average of 8.9%.

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2014 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Technique	Input	Range	Weighted Average
Senior Secured Debt	$2,550,073	Yield Analysis	Market Yield	5.5%-20.3%	11.1%
Senior Secured Debt	560,485	EV Analysis	EBITDA Multiple	3.5x-9.0x	7.1x
Senior Secured Debt	110,525	EV Analysis	Other	N/A	N/A
Senior Secured Debt	3,822	Liquidation Analysis	N/A	N/A	N/A
Senior Secured Debt	292,079	Net Asset Value Analysis	Capitalization Rate	4.5%-10.0%	7.4%
Subordinated Secured Debt	832,181	Yield Analysis	Market Yield	8.7%-14.7%	10.9%
Subordinated Secured Debt	353,220	EV Analysis	EBITDA Multiple	4.5x-8.2x	6.2x
Subordinated Secured Debt	14,820	EV Analysis	Book Value Multiple	1.2x-1.4x	1.3x
Subordinated Unsecured Debt	85,531	Yield Analysis	Market Yield	7.4%-14.4%	12.1%
Small Business Loans	4,252	Yield Analysis	Market Yield	75.5%-79.5%	77.5%
CLO Debt	33,199	Discounted Cash Flow	Discount Rate	4.2%-5.8%	4.9%
CLO Residual Interest	1,093,985	Discounted Cash Flow	Discount Rate	10.4%-23.7%	16.8%
Equity	222,059	EV Analysis	EBITDA Multiple	2.0x-15.3x	5.3x
Equity	15,103	EV Analysis	Book Value Multiple	1.2x-1.4x	1.3x
Equity	3,171	Yield Analysis	Market Yield	13.7%-16.5%	15.1%
Equity	63,157	Net Asset Value Analysis	Capitalization Rate	4.5%-10.0%	7.4%
Equity	14,107	Discounted Cash Flow	Discount Rate	8.0%-10.0%	9.0%
Net Profits Interest	213	Liquidation Analysis	N/A	N/A	N/A
Escrow Receivable	1,589	Discounted Cash Flow	Discount Rate	6.6%-7.8%	7.2%
Total Level 3 Investments	$6,253,571

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

The significant unobservable input used to value our investments based on the yield analysis and discounted cash flow analysis is the market yield (or applicable discount rate) used to discount the estimated future cash flows expected to be received from the underlying investment, which includes both future principal and interest/dividend payments. Increases or decreases in the discount rate would result in a decrease or increase, respectively, in the fair value measurement. Management and the independent valuation firm consider the following factors when selecting market yields or discount rates: risk of default, rating of the investment and comparable company investments, and call provisions.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the currently assigned valuations.
During the six months ended December 31, 2014, the valuation methodology for Edmentum, Inc. ("Edmentum") changed to incorporate an EV analysis in addition to the yield analysis used in previous periods. Management adopted the EV analysis due to a deterioration in operating results and resulting credit impairment. As a result of this change, and in recognition of recent company performance and current market conditions, we decreased the fair value of our investment in Edmentum to $43,107 as of December 31, 2014, a discount of $5,454 from its amortized cost, compared to the $1,561 unrealized appreciation recorded at June 30, 2014.
During the six months ended December 31, 2014, the valuation methodology for Empire Today, LLC ("Empire Today") changed to incorporate secondary trade data in addition to the yield analysis used in previous periods. As a result of this change, and in recognition of recent company performance and current market conditions, we decreased the fair value of our investment in Empire Today to $13,850 as of December 31, 2014, a discount of $1,617 from its amortized cost, compared to the $281 unrealized appreciation recorded at June 30, 2014.
During the six months ended December 31, 2014, the valuation methodology for IDQ Holdings, Inc. ("IDQ") changed to incorporate secondary trade data in addition to the yield analysis used in previous periods. As a result of this change, and in recognition of recent company performance and current market conditions, we increased the fair value of our investment in IDQ to $12,859 as of December 31, 2014, a premium of $490 from its amortized cost, compared to the $156 unrealized appreciation recorded at June 30, 2014.

During the six months ended December 31, 2014, the valuation methodology for Sandow Media, LLC ("Sandow") changed to solely an EV analysis by removing the yield analysis used in previous periods. Management adopted this change due to Prospect exercising certain equity voting rights during the period. As a result of this change, we increased the fair value of our investment in Sandow to $24,425 as of December 31, 2014, equal to its amortized cost, compared to the $1,557 unrealized depreciation recorded at June 30, 2014.
During the six months ended December 31, 2014, we did not provide any additional financing to American Property REIT Corp. ("APRC") for the acquisition of real estate properties. On November 26, 2014, APRC transferred its investment in one property to National Property REIT Corp. ("NPRC"). As a result, our investment in APRC related to this property also transferred to NPRC. The investment transferred consisted of $10,237 of equity and $65,586 of debt, including capitalized payment-in-kind interest of $2,586. There was no gain or loss realized on the transaction. As of December 31, 2014, our investment in APRC had an amortized cost of $130,727 and a fair value of $136,650.
As of December 31, 2014, APRC’s real estate portfolio was comprised of thirteen multi-family properties and one commercial property. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by APRC as of December 31, 2014.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	1557 Terrell Mill Road, LLC	Marietta, GA	12/28/2012	$23,500	$15,275
2	5100 Live Oaks Blvd, LLC	Tampa, FL	1/17/2013	63,400	39,600
3	Lofton Place, LLC	Tampa, FL	4/30/2013	26,000	16,965
4	Vista Palma Sola, LLC	Bradenton, FL	4/30/2013	27,000	17,550
5	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	9,650
6	Cordova Regency, LLC	Pensacola, FL	11/15/2013	13,750	9,026
7	Crestview at Oakleigh, LLC	Pensacola, FL	11/15/2013	17,500	11,488
8	Inverness Lakes, LLC	Mobile, AL	11/15/2013	29,600	19,400
9	Kings Mill Pensacola, LLC	Pensacola, FL	11/15/2013	20,750	13,622
10	Plantations at Pine Lake, LLC	Tallahassee, FL	11/15/2013	18,000	11,817
11	Verandas at Rock Ridge, LLC	Birmingham, AL	11/15/2013	15,600	10,205
12	Plantations at Hillcrest, LLC	Mobile, AL	1/17/2014	6,930	5,016
13	Crestview at Cordova, LLC	Pensacola, FL	1/17/2014	8,500	4,994
14	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
				$287,099	$184,608

During the six months ended December 31, 2014, we provided $93,075 and $21,425 of debt and equity financing, respectively, to NPRC to enable certain of its wholly-owned subsidiaries to invest in online consumer loans. In addition, during the six months ended December 31, 2014, we received partial repayments of $31,365 of the NPRC loan previously outstanding and $5,535 as a return of capital on the equity investment in NPRC. During the six months ended December 31, 2014, APRC and United Property REIT Corp. ("UPRC") transferred their investments in certain properties to NPRC. As a result, our investments in APRC and UPRC related to these properties also transferred to NPRC. The investments transferred consisted of $11,518 of equity and $75,030 of debt, including capitalized payment-in-kind interest of $2,640. There was no gain or loss realized on these transactions. As of December 31, 2014, our investment in NPRC had an amortized cost of $292,063 and a fair value of $317,986.
The online consumer loan investments held by certain of NPRC's wholly-owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $35, with fixed interest rates and fixed terms of either 36 or 60 months. As of December 31, 2014, the investment in online consumer loans by certain of NPRC's wholly-owned subsidiaries had a fair value of $179,812. The average outstanding individual loan balance is approximately $10 and the loans mature on dates ranging from October 31, 2016 to December 31, 2019. Fixed interest rates range from 6.1% to 28.5% with a weighted-average current interest rate of 19.2%.
As of December 31, 2014, NPRC’s real estate portfolio was comprised of ten multi-family properties and eight commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of December 31, 2014.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	146 Forest Parkway, LLC	Forest Park, GA	10/24/2012	$7,400	$—
2	NPRC Carroll Resort, LLC	Pembroke Pines, FL	6/24/2013	225,000	157,500
3	APH Carroll 41, LLC	Marietta, GA	11/1/2013	30,600	22,254
4	Matthews Reserve II, LLC	Matthews, NC	11/19/2013	22,063	17,571
5	City West Apartments II, LLC	Orlando, FL	11/19/2013	23,562	18,533
6	Vinings Corner II, LLC	Smyrna, GA	11/19/2013	35,691	26,640
7	Uptown Park Apartments II, LLC	Altamonte Springs, FL	11/19/2013	36,590	27,471
8	Mission Gate II, LLC	Plano, TX	11/19/2013	47,621	36,148
9	St. Marin Apartments II, LLC	Coppell, TX	11/19/2013	73,078	53,863
10	APH Carroll Bartram Park, LLC	Jacksonville, FL	12/31/2013	38,000	28,500
11	APH Carroll Atlantic Beach, LLC	Atlantic Beach, FL	1/31/2014	13,025	8,989
12	23 Mile Road Self Storage, LLC	Chesterfield, MI	8/19/2014	5,804	4,350
13	36th Street Self Storage, LLC	Wyoming, MI	8/19/2014	4,800	3,600
14	Ball Avenue Self Storage, LLC	Grand Rapids, MI	8/19/2014	7,281	5,460
15	Ford Road Self Storage, LLC	Westland, MI	8/29/2014	4,642	3,480
16	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	4,458	3,345
17	Ann Arbor Kalamazoo Self Storage, LLC	Scio, MI	8/29/2014	8,927	6,695
18	Ann Arbor Kalamazoo Self Storage, LLC	Kalamazoo, MI	8/29/2014	2,363	1,775
				$590,905	$426,174

During the six months ended December 31, 2014, we provided $48,473 and $8,186 of debt and equity financing, respectively, to UPRC for the acquisition of certain properties. On October 23, 2014, UPRC transferred its investments in certain properties to NPRC. As a result, our investment in UPRC related to these properties also transferred to NPRC. The investments transferred consisted of $1,281 of equity and $9,444 of debt, including capitalized payment-in-kind interest of $54. There was no gain or loss realized on these transactions. As of December 31, 2014, our investment in UPRC had an amortized cost of $70,165 and a fair value of $72,991.
As of December 31, 2014, UPRC’s real estate portfolio was comprised of fifteen multi-families properties and one commercial property. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by UPRC as of December 31, 2014.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Atlanta Eastwood Village LLC	Stockbridge, GA	12/12/2013	$25,957	$19,785
2	Atlanta Monterey Village LLC	Jonesboro, GA	12/12/2013	11,501	9,193
3	Atlanta Hidden Creek LLC	Morrow, GA	12/12/2013	5,098	3,619
4	Atlanta Meadow Springs LLC	College Park, GA	12/12/2013	13,116	10,180
5	Atlanta Meadow View LLC	College Park, GA	12/12/2013	14,354	11,141
6	Atlanta Peachtree Landing LLC	Fairburn, GA	12/12/2013	17,224	13,575
7	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
8	Canterbury Green Apartments Holdings LLC	Fort Wayne, IN	9/29/2014	85,500	65,825
9	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	10,440
10	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	11,000
11	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	20,142
12	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	10,080
13	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	10,480
14	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	15,480
15	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	12,240
16	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	8,040
				$288,532	$231,220
On January 4, 2012, Energy Solutions Holdings Inc. (“Energy Solutions”) sold its gas gathering and processing assets held in Gas Solutions II Ltd. (“Gas Solutions”) for a potential sale price of $199,805, adjusted for the final working capital settlement, including a potential earn-out of $28,000 that may be paid based on the future performance of Gas Solutions. After expenses, including structuring fees of $9,966 paid to us, and $3,152 of third-party expenses, Gas Solutions LP LLC and Gas Solutions GP LLC, subsidiaries of Gas Solutions, received $157,100 and $1,587 in cash, respectively, subsequently distributed these amounts, $158,687 in total, to Energy Solutions. The sale of Gas Solutions by Energy Solutions resulted in significant earnings and profits, as defined by the Code, at Energy Solutions for calendar year 2012. As a result, 2012 distributions from Energy Solutions to us were required to be recognized as dividend income, in accordance with ASC 946, as there were current year earnings and profits sufficient to support such recognition.
On June 4, 2014, Gas Solutions GP LLC and Gas Solutions LP LLC merged with and into Freedom Marine Solutions, LLC (f/k/a Freedom Marine Services Holdings, LLC) (“Freedom Marine”), another subsidiary of Energy Solutions, with Freedom Marine as the surviving entity. On December 29, 2014, Freedom Marine reached a settlement for and received $5,174, net of third party obligations, related to the contingent earn-out from the sale of Gas Solutions in January 2012 which was retained by Freedom Marine. This is a final settlement and no further payments are expected from the sale.
On August 6, 2013, we received a distribution of $3,252 related to our investment in NRG Manufacturing, Inc. for which we realized a gain of the same amount. This was a partial release of the amount held in escrow.
On October 31, 2013, we sold $18,755 of the National Bankruptcy Services, LLC loan receivable. The loan receivable was sold at a discount and we realized a loss of $7,853.
During the six months ended December 31, 2013, Energy Solutions repaid $8,500 of our subordinated secured debt to us. In addition to the repayment of principal, we received $4,812 of make-whole fees for early repayment of the outstanding loan receivables, which was recorded as additional interest income during the six months ended December 31, 2013.

On November 25, 2013, we provided $13,000 in senior secured debt financing for the recapitalization of our investment in Freedom Marine. The subordinated secured loan to Jettco Marine Services, LLC, a subsidiary of Freedom Marine, was replaced with a senior secured note to Vessel Holdings II, LLC (“Vessel II”), a new subsidiary of Freedom Marine. On December 3, 2013, we made a $16,000 senior secured investment in Vessel Holdings III, LLC, another new subsidiary of Freedom Marine. Overall the restructuring of our investment in Freedom Marine provided approximately $16,000 net senior secured debt financing to support the acquisition of two new vessels. We received $2,480 of structuring fees from Energy Solutions related to the Freedom Marine restructuring which was recognized as other income during the six months ended December 31, 2013.
During the six months ended December 31, 2013, we received an $8,000 fee from First Tower Holdings of Delaware LLC (“First Tower Delaware”) related to the renegotiation and expansion of First Tower’s revolver in December 2013 which was recorded as other income and we provided an additional $8,500 and $1,500 of senior secured first-lien and common equity financing, respectively, to First Tower Delaware.
During the six months ended December 31, 2013, we provided an additional $7,600 of subordinated secured financing to AMU Holdings Inc. (“AMU”). During the three and six months ended December 31, 2013, we received distributions of $5,000 and $12,000, respectively, from AMU which were recorded as dividend income.
On August 1, 2014, we sold our investments in Airmall Inc. (“Airmall”) for net proceeds of $51,379 and realized a loss of $3,473 on the sale. In addition, there is $6,000 being held in escrow, of which 98% is due to Prospect, which will be recognized as an additional realized loss if it is not received. Included in the net proceeds were $3,000 of structuring fees from Airmall related to the sale of the operating company which was recognized as other income during the six months ended December 31, 2014. On October 22, 2014, we received a tax refund of $665 related to our investment in Airmall for which we realized a gain of the same amount.
On August 20, 2014, we sold the assets of Borga, Inc., a wholly-owned subsidiary of STI Holding, Inc. (“STI”), for net proceeds of $382 and realized a loss of $2,589 on the sale. On December 29, 2014, Borga was dissolved.
On August 25, 2014, we sold Boxercraft Incorporated, a wholly-owned subsidiary of BXC Company, Inc. (“BXC”), for net proceeds of $750 and realized a net loss of $16,949 on the sale.
On September 15, 2014, Echelon Aviation LLC repaid $37,313 of the $78,121 loan receivable to us.
On September 30, 2014, we made a $26,431 follow-on investment in Harbortouch Payments, LLC (“Harbortouch”) to support an acquisition. As part of the transaction, we received $529 of structuring fee income and $50 of amendment fee income from Harbortouch which was recognized as other income.
During the three months ended September 30, 2014, we determined that the impairment of Appalachian Energy LLC was other-than-temporary and recorded a realized loss of $2,041, reducing the amortized cost to zero.
On October 3, 2014, we sold our $35,000 investment in Babson CLO Ltd. 2011-I and realized a loss of $6,410 on the sale.
On October 10, 2014, ARRM Services, Inc. (“ARRM”) sold Ajax Rolled Ring & Machine, LLC (“Ajax”) to a third party and repaid the $19,337 loan receivable to us and we recorded a realized loss of $23,560 related to the sale. Concurrent with the sale, our ownership increased to 100% of the outstanding equity in SB Forging (see Note 1). As such, we began consolidating SB Forging on October 11, 2014. In addition, there is $3,000 being held in escrow which will be recognized as additional gain if and when received. We received $2,000 of structuring fees from Ajax related to the sale of the operating company which was recognized as other income during the six months ended December 31, 2014.
On October 20, 2014, we sold our $22,000 investment in Galaxy XII CLO, Ltd. and realized a loss of $2,435 on the sale.
On November 21, 2014, Coalbed, LLC (“Coalbed”) merged with and into Wolf Energy, LLC (“Wolf Energy”), with Wolf Energy as the surviving entity. During the three months ended December 31, 2014, we determined that the impairment of the Coalbed debt assumed by Wolf Energy was other-than-temporary and recorded a realized loss of $5,991, reducing the amortized cost to zero.
On December 4, 2014, we sold our $29,075 investment in Babson CLO Ltd. 2012-I and realized a loss of $3,833 on the sale.
On December 4, 2014, we sold our $27,850 investment in Babson CLO Ltd. 2012-II and realized a loss of $2,961 on the sale.
During the three months ended December 31, 2014, Manx Energy, Inc. (“Manx”) was dissolved and we recorded a realized loss of $50, reducing the amortized cost to zero.

During the three months ended December 31, 2014, we determined that the impairments of Change Clean Energy Company, LLC and Yatesville Coal Company, LLC (“Yatesville”) were other-than-temporary and recorded a realized loss of $1,449, reducing the amortized cost to zero.
During the three months ended December 31, 2014, we determined that the impairment of New Century Transportation, Inc. (“NCT”) was other-than-temporary and recorded a realized loss of $42,064, reducing the amortized cost to $980.
During the three months ended December 31, 2014, we determined that the impairment of Stryker Energy, LLC (“Stryker”) was other-than-temporary and recorded a realized loss of $32,711, reducing the amortized cost to zero.
During the three months ended December 31, 2014, we determined that the impairment of Wind River Resources Corporation (“Wind River”) was other-than-temporary and recorded a realized loss of $11,650, reducing the amortized cost to $3,000.
During the three and six months ended December 31, 2013, we recognized $160 and $400, respectively, of interest income due to purchase discount accretion for the assets acquired from Patriot. No accelerated accretion was recorded during the three or six months ended December 31, 2013. As of March 31, 2014, the purchase discount for the assets acquired from Patriot had been fully accreted. As such, no such income was recognized during the six months ended December 31, 2014.
As of December 31, 2014, $4,784,832 of our loans, at fair value, bear interest at floating rates and $4,751,455 of those loans have LIBOR floors ranging from 1.0% to 5.5%. As of June 30, 2014, $4,499,955 of our loans, at fair value, bore interest at floating rates and $4,466,756 of those loans had LIBOR floors ranging from 1.25% to 6.00%.
At December 31, 2014, four loan investments were on non-accrual status: The Healing Staff, Inc., NCT, Wind River, and Wolf Energy. At June 30, 2014, nine loan investments were on non-accrual status: BXC, The Healing Staff, Inc., Manx, NCT, STI, Stryker, Wind River, Wolf Energy Holdings Inc., and Yatesville. Principal balances of these loans amounted to $36,272 and $163,408 as of December 31, 2014 and June 30, 2014, respectively. The fair value of these loans amounted to $1,775 and $5,937 as of December 31, 2014 and June 30, 2014, respectively. The fair values of these investments represent less than 0.1% and approximately 0.1% of our total assets as of December 31, 2014 and June 30, 2014, respectively. For the three months ended December 31, 2014 and December 31, 2013, the income foregone as a result of not accruing interest on non-accrual debt investments amounted to $7,406 and $5,086, respectively. For the six months ended December 31, 2014 and December 31, 2013, the income foregone as a result of not accruing interest on non-accrual debt investments amounted to $15,400 and $10,656, respectively.
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 2.00%. As of December 31, 2014 and June 30, 2014, we had $81,400 and $72,118, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies.
Unconsolidated Significant Subsidiaries
Our investments are generally in small and mid-sized companies in a variety of industries. In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, we must determine which of our unconsolidated majority-owned portfolio companies, if any, are considered “significant subsidiaries.” In evaluating these investments, there are three tests utilized to determine if any of our investments are considered significant subsidiaries: the investment test, the asset test and the income test. Rule 3-09 of Regulation S-X, as interpreted by the SEC, requires separate audited financial statements of an unconsolidated majority-owned subsidiary in an annual report if any of the three tests exceed 20%. Rule 4-08(g) of Regulation S-X requires summarized financial information in an annual report if any of the three tests exceeds 10% and summarized financial information in a quarterly report if any of the three tests exceeds 20%.
As of December 31, 2014, we had no single investment that represented greater than 20% of our total investment portfolio at fair value. As of December 31, 2014, we had no single investment whose assets represented greater than 20% of our total assets. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment or the marking to fair value of an investment in any given year can be highly concentrated among several investments. After performing the income analysis for the six months ended December 31, 2014, we determined that none of our controlled investments individually generated more than 20% of our income.
As the SEC has not released details on the mechanics of how the calculations related to Rules 3-09 and 4-08(g) of Regulation S-X are to be completed, there is diversity in practice for the calculation. Based on our interpretation of Rules 10-01(b)(1) and 4-08(g) of Regulation S-X and related calculations, we do not believe that summarized financial information is required for any of these entities in the current quarterly financial statements. We expect that the SEC will clarify the calculation method in the near future.

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
On August 29, 2014, we renegotiated the 2012 Facility and closed an expanded five and a half year revolving credit facility (the "2014 Facility" and collectively with the 2012 Facility, the "Revolving Credit Facility"). The lenders have extended commitments of $810,000 under the 2014 Facility as of December 31, 2014, which was increased to $885,000 in January 2015 (see Note 18). The 2014 Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The revolving period of the 2014 Facility extends through March 2019, with an additional one year amortization period (with distributions allowed) after the completion of the revolving period. During such one year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one year amortization period, the remaining balance will become due, if required by the lenders.
The 2014 Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The 2014 Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the 2014 Facility. The 2014 Facility also requires the maintenance of a minimum liquidity requirement. As of December 31, 2014, we were in compliance with the applicable covenants.
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
As of December 31, 2014 and June 30, 2014, we had $542,705 and $780,620, respectively, available to us for borrowing under the Revolving Credit Facility, of which the amount outstanding was $177,700 and $92,000, respectively. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $885,000. As of December 31, 2014, the investments used as collateral for the Revolving Credit Facility had an aggregate fair value of $1,622,475, which represents 24.5% of our total investments and money market funds. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and as such, these investments are not available to our general creditors. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $7,494 of new fees and $3,539 of fees carried over for continuing participants from the previous facility, which are being amortized over the term of the facility in accordance with ASC 470-50, of which $10,236 remains to be amortized and is included within deferred financing costs on the Consolidated Statement of Assets and Liabilities as of December 31, 2014. In accordance with ASC 470-50, we expensed $332 of fees relating to credit providers in the 2012 Facility who did not commit to the 2014 Facility.

During the three months ended December 31, 2014 and December 31, 2013, we recorded $3,247 and $2,600, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense. During the six months ended December 31, 2014 and December 31, 2013, we recorded $7,258 and $5,076, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
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
On April 11, 2014, we issued $400,000 aggregate principal amount of convertible notes that mature on April 15, 2020 (the “2020 Notes”), unless previously converted or repurchased in accordance with their terms. The 2020 Notes bear interest at a rate of 4.75% per year, payable semi-annually on April 15 and October 15 each year, beginning October 15, 2014. Total proceeds from the issuance of the 2020 Notes, net of underwriting discounts and offering costs, were $387,500. On January 27, 2015, we repurchased a portion of the 2020 Notes outstanding (see Note 18).
Certain key terms related to the convertible features for the 2015 Notes, the 2016 Notes, the 2017 Notes, the 2018 Notes, the 2019 Notes and the 2020 Notes (collectively, the "Convertible Notes") are listed below.

	2015 Notes	2016 Notes	2017 Notes	2018 Notes	2019 Notes	2020 Notes
Initial conversion rate(1)	88.0902	78.3699	85.8442	82.3451	79.7766	80.6647
Initial conversion price	$11.35	$12.76	$11.65	$12.14	$12.54	$12.40
Conversion rate at December 31, 2014(1)(2)	89.9752	79.3176	86.9426	83.6661	79.8248	80.6647
Conversion price at December 31, 2014(2)(3)	$11.11	$12.61	$11.50	$11.95	$12.53	$12.40
Last conversion price calculation date	12/21/2014	2/18/2014	4/16/2014	8/14/2014	12/21/2014	4/11/2014
Dividend threshold amount (per share)(4)	$0.101125	$0.101150	$0.101500	$0.101600	$0.110025	$0.110525

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at December 31, 2014 was calculated on the last anniversary of the issuance and will be adjusted again on the next anniversary, unless the exercise price shall have changed by more than 1% before the anniversary.

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
In connection with the issuance of the Convertible Notes, we incurred $39,385 of fees which are being amortized over the terms of the notes, of which $24,359 remains to be amortized and is included within deferred financing costs on the Consolidated Statement of Assets and Liabilities as of December 31, 2014.
During the three months ended December 31, 2014 and December 31, 2013, we recorded $18,615 and $13,360, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense. During the six months ended December 31, 2014 and December 31, 2013, we recorded $37,204 and $26,670, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.
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
In connection with the issuance of the Public Notes, we incurred $11,367 of fees which are being amortized over the term of the notes, of which $9,794 remains to be amortized and is included within deferred financing costs on the Consolidated Statement of Assets and Liabilities as of December 31, 2014.
During the three months ended December 31, 2014 and December 31, 2013, we recorded $9,489 and $5,596, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense. During the six months ended December 31, 2014 and December 31, 2013, we recorded $18,947 and $11,173, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.

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
During the six months ended December 31, 2014, we issued $21,789 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $21,429. These notes were issued with a stated interest rate of 4.25%. These notes mature between May 15, 2020 and June 15, 2020.
During the six months ended December 31, 2013, we issued $238,780 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $234,239. These notes were issued with stated interest rates ranging from 4.00% to 6.75% with a weighted average interest rate of 5.25%. These notes mature between October 15, 2016 and October 15, 2043. The following table summarizes the Prospect Capital InterNotes® issued during the six months ended December 31, 2013.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$5,710	4.00%	4.00%	October 15, 2016
3.5	3,149	4.00%	4.00%	April 15, 2017
4	16,545	4.00%	4.00%	November 15, 2017 – December 15, 2017
5	125,580	4.75%–5.00%	4.99%	July 15, 2018 – December 15, 2018
5.5	3,820	5.00%	5.00%	February 15, 2019
6.5	1,800	5.50%	5.50%	February 15, 2020
7	34,438	5.50%–5.75%	5.54%	July 15, 2020 – December 15, 2020
7.5	1,996	5.75%	5.75%	February 15, 2021
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	2,495	6.00%	6.00%	August 15, 2028 – November 15, 2028
18	4,062	6.00%–6.25%	6.21%	July 15, 2031 – August 15, 2031
20	2,791	6.00%	6.00%	September 15, 2033 – October 15, 2033
25	13,266	6.50%	6.50%	August 15, 2038 – December 15, 2038
30	20,150	6.50%–6.75%	6.60%	July 15, 2043 – October 15, 2043
	$238,780

During the six months ended December 31, 2014, we redeemed $18,220 aggregate principal amount of our Prospect Capital InterNotes® in order to replace debt with higher interest rates with debt with lower rates and repaid $3,922 aggregate principal amount of our Prospect Capital InterNotes® in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. The following table summarizes the Prospect Capital InterNotes® outstanding as of December 31, 2014.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$5,710	4.00%	4.00%	October 15, 2016
3.5	3,109	4.00%	4.00%	April 15, 2017
4	45,701	3.75%–4.00%	3.92%	November 15, 2017 – May 15, 2018
5	212,879	4.25%–5.00%	4.91%	July 15, 2018 – August 15, 2019
5.5	25,609	4.25%–5.00%	4.36%	February 15, 2019 – June 15, 2020
6.5	1,800	5.50%	5.50%	February 15, 2020
7	244,233	4.00%–6.45%	5.37%	July 15, 2019 – May 15, 2021
7.5	1,996	5.75%	5.75%	February 15, 2021
10	39,300	3.24%–7.00%	6.13%	March 15, 2022 – May 15, 2024
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	17,400	5.00%–6.00%	5.14%	May 15, 2028 – November 15, 2028
18	22,944	4.125%–6.25%	5.52%	December 15, 2030 – August 15, 2031
20	4,660	5.75%–6.00%	5.90%	November 15, 2032 – October 15, 2033
25	34,505	6.25%–6.50%	6.39%	August 15, 2038 – May 15, 2039
30	122,493	5.50%–6.75%	6.23%	November 15, 2042 – October 15, 2043
	$785,317
During the six months ended December 31, 2013, we repaid $1,650 aggregate principal amount of our Prospect Capital InterNotes® in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. During the year ended June 30, 2014, we repaid $6,869 aggregate principal amount of our Prospect Capital InterNotes® in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. In connection with the issuance of the 5.00% 2019 Notes, $45,000 of previously-issued Prospect Capital InterNotes® were exchanged for the 5.00% 2019 Notes. The following table summarizes the Prospect Capital InterNotes® outstanding as of June 30, 2014.

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
	$785,670

In connection with the issuance of the Prospect Capital InterNotes®, we incurred $20,415 of fees which are being amortized over the term of the notes, of which $18,449 remains to be amortized and is included within deferred financing costs on the Consolidated Statement of Assets and Liabilities as of December 31, 2014. In accordance with ASC 470-50, we recognized a capital loss of $336 for the unamortized fees relating to Prospect Capital InterNotes® that were redeemed during the three and six months ended December 31, 2014.
During the three months ended December 31, 2014 and December 31, 2013, we recorded $10,893 and $7,700, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense. During the six months ended December 31, 2014 and December 31, 2013, we recorded $21,749 and $13,744, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.
Note 8. Fair Value and Maturity of Debt Outstanding
The following table shows the maximum draw amounts and outstanding borrowings of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of December 31, 2014 and June 30, 2014.

	December 31, 2014		June 30, 2014
	Maximum Draw Amount	Amount Outstanding	Maximum Draw Amount	Amount Outstanding
Revolving Credit Facility	$810,000	$177,700	$857,500	$92,000
Convertible Notes	1,247,500	1,247,500	1,247,500	1,247,500
Public Notes	647,998	647,998	647,881	647,881
Prospect Capital InterNotes®	785,317	785,317	785,670	785,670
Total	$3,490,815	$2,858,515	$3,538,551	$2,773,051
The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of December 31, 2014.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$177,700	$—	$—	$—	$177,700
Convertible Notes	1,247,500	150,000	297,500	400,000	400,000
Public Notes	647,998	—	—	300,000	347,998
Prospect Capital InterNotes®	785,317	—	25,314	343,597	416,406
Total Contractual Obligations	$2,858,515	$150,000	$322,814	$1,043,597	$1,342,104
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

As permitted by ASC 825-10-25, we have not elected to value our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® at fair value. The following table shows the fair value of these financial liabilities disaggregated into the three levels of the ASC 820 valuation hierarchy as of December 31, 2014.

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Revolving Credit Facility(1)	$—	$177,700	$—	$177,700
Convertible Notes(2)	—	1,242,888	—	1,242,888
Public Notes(2)	—	675,493	—	675,493
Prospect Capital InterNotes®(3)	—	842,520	—	842,520
Total	$—	$2,938,601	$—	$2,938,601

(1)	The carrying value of our Revolving Credit Facility approximates the fair value.

(2)	We use available market quotes to estimate the fair value of the Convertible Notes and Public Notes.

(3)	The fair value of our Prospect Capital InterNotes® is estimated by discounting remaining payments using current Treasury rates.
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
Note 9. Equity Offerings, Offering Expenses, and Distributions
Excluding dividend reinvestments, we issued 14,845,556 and 52,618,409 shares of our common stock during the six months ended December 31, 2014 and December 31, 2013, respectively. The following table summarizes our issuances of common stock during the six months ended December 31, 2013 and December 31, 2014.

Issuances of Common Stock	Number of Shares Issued	Gross Proceeds	Underwriting Fees	Offering Expenses	Average Offering Price
During the six months ended December 31, 2013:
July 5, 2013 – August 21, 2013(1)	9,818,907	$107,725	$902	$169	$10.97
August 2, 2013(2)	1,918,342	21,006	—	—	$10.95
August 29, 2013 – November 4, 2013(1)	24,127,242	272,114	2,703	414	$11.28
November 12, 2013 – December 31, 2013(1)	16,753,918	189,237	1,893	436	$11.30

During the six months ended December 31, 2014:
September 11, 2014 – November 3, 2014(1)	9,490,975	95,149	474	175	$10.03
November 17, 2014 – December 3, 2014(1)	5,354,581	51,678	268	313	$9.65

(1)	Shares were issued in connection with our at-the-market offering program which we enter into from time to time with various counterparties.

(2)	On August 2, 2013, we issued 1,918,342 shares of our common stock in conjunction with our investment in CP Holdings of Delaware LLC, a controlled portfolio company.

Our shareholders’ equity accounts as of December 31, 2014 and June 30, 2014 reflect cumulative shares issued as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters and our dividend reinvestment plan. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
On August 24, 2011, our Board of Directors approved a share repurchase plan under which we may repurchase up to $100,000 of our common stock at prices below our net asset value. We have not made any purchases of our common stock during the period from August 24, 2011 to December 31, 2014 pursuant to this plan. Prior to any repurchase, we are required to notify shareholders of our intention to purchase our common stock. This notice lasts for six months after notice is given. Our last notice was delivered with our annual proxy mailing on September 10, 2014.
Our Board of Directors, pursuant to the Maryland General Corporation Law, executed Articles of Amendment to increase the number of shares authorized for issuance from 500,000,000 to 1,000,000,000 in the aggregate. The amendment became effective May 6, 2014.
On November 4, 2014, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $4,926,533 of additional debt and equity securities in the public market as of December 31, 2014.
During the six months ended December 31, 2014 and December 31, 2013, we distributed approximately $232,449 and $183,315, respectively, to our stockholders. The following table summarizes our distributions declared and payable for the six months ended December 31, 2013 and December 31, 2014.

Declaration Date	Record Date	Payment Date	Amount Per Share	Amount Distributed (in thousands)
5/6/2013	7/31/2013	8/22/2013	$0.110175	$28,000
5/6/2013	8/30/2013	9/19/2013	0.110200	28,758
6/17/2013	9/30/2013	10/24/2013	0.110225	29,915
6/17/2013	10/31/2013	11/21/2013	0.110250	31,224
6/17/2013	11/29/2013	12/19/2013	0.110275	32,189
6/17/2013	12/31/2013	1/23/2014	0.110300	33,229
Total declared and payable for the six months ended December 31, 2013				$183,315

2/3/2014	7/31/2014	8/21/2014	$0.110475	$37,863
2/3/2014	8/29/2014	9/18/2014	0.110500	37,885
2/3/2014	9/30/2014	10/22/2014	0.110525	38,519
5/6/2014	10/31/2014	11/20/2014	0.110550	38,977
5/6/2014	11/28/2014	12/18/2014	0.110575	39,583
5/6/2014	12/31/2014	1/22/2015	0.110600	39,622
Total declared and payable for the six months ended December 31, 2014				$232,449
Dividends and distributions to common stockholders are recorded on the ex-dividend date. As such, the table above includes distributions with record dates during the six months ended December 31, 2014 and December 31, 2013. It does not include distributions previously declared to stockholders of record on any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be payable subsequent to December 31, 2014:

•	$0.110625 per share for January 2015 to holders of record on January 30, 2015 with a payment date of February 19, 2015;

•	$0.08333 per share for February 2015 to holders of record on February 27, 2015 with a payment date of March 19, 2015;

•	$0.08333 per share for March 2015 to holders of record on March 31, 2015 with a payment date of April 23, 2015; and

•	$0.08333 per share for April 2015 to holders of record on April 30, 2015 with a payment date of May 21, 2015.
During the six months ended December 31, 2014 and December 31, 2013, we issued 777,928 and 804,062 shares of our common stock, respectively, in connection with the dividend reinvestment plan.

As of December 31, 2014, we have reserved 103,372,551 shares of our common stock for issuance upon conversion of the Convertible Notes (see Note 5).
Note 10. Other Income
Other income consists of structuring fees, overriding royalty interests, revenue receipts related to net profit interests, deal deposits, administrative agent fees, and other miscellaneous and sundry cash receipts. The following table shows income from such sources for the three and six months ended December 31, 2014 and December 31, 2013.

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Structuring and amendment fees (refer to Note 3)	$6,903	$20,721	$21,608	$29,799
Recovery of legal costs from prior periods from legal settlement	—	—	—	5,000
Royalty interests	1,025	1,273	1,828	2,612
Administrative agent fees	130	101	278	208
Total Other Income	$8,058	$22,095	$23,714	$37,619
Note 11. Net Increase in Net Assets per Share
The following information sets forth the computation of net increase in net assets resulting from operations per share for the three and six months ended December 31, 2014 and December 31, 2013.

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net increase in net assets resulting from operations	$85,970	$85,362	$170,078	$165,262
Weighted average common shares outstanding	354,100,179	287,016,433	348,729,620	272,550,293
Net increase in net assets resulting from operations per share	$0.24	$0.30	$0.49	$0.61
Note 12. Income Taxes
While our fiscal year end for financial reporting purposes is June 30 of each year, our tax year end is August 31 of each year. The information presented in this footnote is based on our tax year end for each period presented, unless otherwise specified. The tax return for the tax year ended August 31, 2014 has not been filed. We expect to file timely on or before May 15, 2015. Taxable income and all amounts related to taxable income for the tax year ended August 31, 2014 are estimates and will not be fully determined until our tax return is filed.
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
For the tax year ending August 31, 2015, the tax character of dividends paid to shareholders through December 31, 2014 is expected to be ordinary income. Because of the difference between our fiscal and tax year ends, the final determination of the tax character of dividends will not be made until we file our tax return for the tax year ending August 31, 2015.

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

	Tax Year Ended August 31,
	2014	2013	2012
Net increase in net assets resulting from operations	$317,671	$238,721	$208,331
Net realized loss (gain) on investments	28,244	24,632	(38,363)
Net unrealized depreciation on investments	24,638	77,835	32,367
Other temporary book-to-tax differences	(9,429)	(6,138)	(1,078)
Permanent differences	(4,317)	5,939	(6,103)
Taxable income before deductions for distributions	$356,807	$340,989	$195,154
Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. The Regulated Investment Company Modernization Act (the “RIC Modernization Act”) was enacted on December 22, 2010. Under the RIC Modernization Act, capital losses incurred by taxpayers in taxable years beginning after the date of enactment will be allowed to be carried forward indefinitely and are allowed to retain their character as either short-term or long-term losses. As such, the capital loss carryforwards generated by us after the August 31, 2011 tax year will not be subject to expiration. Any losses incurred in post-enactment tax years will be required to be utilized prior to the losses incurred in pre-enactment tax years. As of August 31, 2014, we had capital loss carryforwards of approximately $91,178 available for use in later tax years. Of the amount available as of August 31, 2014, $582, $33,096 and $28,364 will expire on August 31, 2016, 2017 and 2019, respectively, and $29,136 is not subject to expiration. The unused balance each year will be carried forward and utilized as gains are realized, subject to limitations. While our ability to utilize losses in the future depends upon a variety of factors that cannot be known in advance, substantially all of the Company's capital loss carryforwards may become permanently unavailable due to limitations by the Code.
Under current tax law, capital losses and specific ordinary losses realized after October 31st and December 31st, respectively, may be deferred and treated as occurring on the first business day of the following tax year. As of August 31, 2014, we had deferred $18,071 of long-term capital losses which will be treated as arising on the first day of the tax year ending August 31, 2015.
For the tax year ended August 31, 2014, we had distributions in excess of taxable income from the current tax year. After the excess distributions, we still had cumulative taxable income in excess of cumulative distributions, and therefore, we will elect to carry forward the excess for distribution to shareholders in the tax year ending August 31, 2015. The amount carried forward to 2015 will be approximately $50,073. For the tax year ended August 31, 2013, we had taxable income in excess of the distributions made from such taxable income during the year, and therefore, we elected to carry forward the excess for distribution to shareholders in the tax year ended August 31, 2014. The amount carried forward to 2014 was approximately $106,318. For the tax year ended August 31, 2012, we had taxable income in excess of the distributions made from such taxable income during the year, and therefore, we elected to carry forward the excess for distribution to shareholders in the tax year ended August 31, 2013. The amount carried forward to 2013 was approximately $47,950.
As of December 31, 2014, the cost basis of investments for tax purposes was $6,483,013 resulting in estimated gross unrealized appreciation and depreciation of $180,881 and $140,172, respectively. As of June 30, 2014, the cost basis of investments for tax purposes was $6,349,060 resulting in estimated gross unrealized appreciation and depreciation of $139,620 and $234,941, respectively. Due to the difference between our fiscal and tax year ends, the cost basis of our investments for tax purposes as of December 31, 2014 and June 30, 2014 was calculated based on the book cost of investments as of December 31, 2014 and June 30, 2014, respectively, with cumulative book-to-tax adjustments for investments through August 31, 2014 and 2013, respectively.
In general, we may make certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes, among other items. During the tax year ended August 31, 2014, we decreased accumulated undistributed net investment income by $4,316, decreased accumulated net realized loss on investments by $6,235 and decreased capital in excess of par value by $1,919. During the tax year ended August 31, 2013, we increased accumulated undistributed net investment income by $5,939, increased accumulated net realized loss on investments by $2,621 and decreased capital in excess of par value by $3,318. Due to the difference between our fiscal and tax year ends, the reclassifications for the taxable year ended August 31, 2014 will be recorded in the fiscal year ending June 30, 2015 and the reclassifications for the taxable year ended August 31, 2013 were recorded in the fiscal year ended June 30, 2014.

Note 13. Related Party Agreements and Transactions
Investment Advisory Agreement
On December 23, 2014, the Investment Adviser, Prospect Capital Management LLC, converted into a Delaware limited partnership and is now known as Prospect Capital Management, L.P. (continues as the “Investment Adviser”). We have entered into an investment advisory and management agreement with the Investment Adviser (the “Investment Advisory Agreement”) under which the Investment Adviser, subject to the overall supervision of our Board of Directors, manages the day-to-day operations of, and provides investment advisory services to, us. Under the terms of the Investment Advisory Agreement, the Investment Adviser: (i) determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes, (ii) identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); and (iii) closes and monitors investments we make.
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
The total base management fee incurred to the favor of the Investment Adviser was $34,034 and $25,075 for the three months ended December 31, 2014 and December 31, 2013, respectively. The fees incurred for the six months ended December 31, 2014 and December 31, 2013 were $67,199 and $48,120, respectively.
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
The total income incentive fee incurred was $22,831 and $23,054 for the three months ended December 31, 2014 and December 31, 2013, respectively. The fees incurred for the six months ended December 31, 2014 and December 31, 2013 were $46,447 and $43,638, respectively. No capital gains incentive fee was incurred for the three or six months ended December 31, 2014 and December 31, 2013.
Administration Agreement
We have also entered into an Administration Agreement with Prospect Administration LLC (“Prospect Administration”) under which Prospect Administration, among other things, provides (or arranges for the provision of) administrative services and facilities for us. For providing these services, we reimburse Prospect Administration for our allocable portion of overhead incurred by Prospect Administration in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of our Chief Financial Officer and Chief Compliance Officer and his staff. For the three months ended December 31, 2014 and December 31, 2013, the reimbursement was approximately $3,014 and $3,986, respectively. For the six months ended December 31, 2014 and December 31, 2013, the reimbursement was approximately $5,430 and $7,972, respectively. Under this agreement, Prospect Administration furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Prospect Administration also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Prospect Administration assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, Prospect Administration also provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance (see "Managerial Assistance" below). The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Prospect Administration is a subsidiary of the Investment Adviser.
During the three months ended December 31, 2014 and December 31, 2013, Prospect Administration received payments of $2,266 and $1,967, respectively, directly from our portfolio companies for legal, tax and portfolio level accounting services. During the six months ended December 31, 2014 and December 31, 2013, Prospect Administration received payments of $3,321 and $3,045, respectively, directly from our portfolio companies for legal, tax and portfolio level accounting services. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration's charges for its administrative services would have increased by these amounts.
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
During the three months ended December 31, 2014 and December 31, 2013, we received payments of $1,275 and $1,707, respectively, from our controlled portfolio companies for managerial assistance and subsequently remitted these amounts to Prospect Administration. During the six months ended December 31, 2014 and December 31, 2013, we received payments of $2,565 and $3,157, respectively, from our controlled portfolio companies for managerial assistance and subsequently remitted these amounts to Prospect Administration. During the six months ended December 31, 2014, we incurred $1,200 of managerial assistance expense related to our consolidated entity First Tower Delaware. This amount is included within other general and administrative expenses on our Consolidated Statements of Operations and is separated as a payable included within due to Prospect Administration on our Consolidated Statement of Assets and Liabilities as of December 31, 2014.
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
As of December 31, 2014, we had co-investments with Priority Income Fund, Inc. in the following CLO funds: Babson CLO Ltd. 2014-III; Cent CLO 21 Limited; CIFC Funding 2014-IV Investor, Ltd.; Galaxy XVII CLO, Ltd.; Halcyon Loan Advisors Funding 2014-2 Ltd.; Symphony CLO XIV Ltd.; Voya CLO 2014-1, Ltd.; and Washington Mill CLO Ltd.

Note 14. Transactions with Controlled Companies
The descriptions below detail the transactions which Prospect Capital Corporation (“Prospect”) has entered into with each of our controlled companies. Certain of the controlled entities discussed below were consolidated effective July 1, 2014 (see Note 1). As such, transactions with these Consolidated Holding Companies for the three and six months ended December 31, 2014 are presented on a consolidated basis.
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
On October 1, 2013, Prospect made an additional $2,600 investment in the senior subordinated note, of which $575 was utilized by AMU to pay interest due to Prospect and $2,025 was retained by AMU for working capital. On December 4, 2013, Prospect sold 2% of the outstanding principal balance of the senior secured term loan to Airmall and 2% of the outstanding principal balance of the senior subordinated note to AMU for $972. On November 25, 2013, Prospect funded an additional $5,000 to the senior subordinated note, which was utilized by AMU to pay a $5,000 dividend to Prospect.
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
On August 1, 2014, Prospect sold its investments in Airmall for net proceeds of $51,379 and realized a loss of $3,473 on the sale. In addition, there is $6,000 being held in escrow, of which 98% is due to Prospect, which will be recognized as an additional realized loss if it is not received. Included in the net proceeds were $3,000 of structuring fees from Airmall related to the sale of the operating company which was recognized as other income during the three months ended September 30, 2014. On October 22, 2014, Prospect received a tax refund of $665 related to its investment in Airmall and realized a gain of the same amount.
The following dividends were declared and paid from Airmall to AMU and recognized as dividend income by AMU:

Three Months Ended December 31, 2013	$—
Three Months Ended December 31, 2014	N/A
Six Months Ended December 31, 2013	7,000
Six Months Ended December 31, 2014	N/A
The following dividends were declared and paid from AMU to Prospect and recognized as dividend income by Prospect:

Three Months Ended December 31, 2013	$5,000
Three Months Ended December 31, 2014	N/A
Six Months Ended December 31, 2013	12,000
Six Months Ended December 31, 2014	N/A
All dividends were paid from earnings and profits of Airmall and AMU.

The following amounts were paid from AMU to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended December 31, 2013	$149
Three Months Ended December 31, 2014	N/A
Six Months Ended December 31, 2013	299
Six Months Ended December 31, 2014	N/A
The following amounts were paid from Airmall to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended December 31, 2013	$—
Three Months Ended December 31, 2014	—
Six Months Ended December 31, 2013	—
Six Months Ended December 31, 2014	47,580
The following interest payments were accrued and paid from AMU to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2013	$785
Three Months Ended December 31, 2014	N/A
Six Months Ended December 31, 2013	1,364
Six Months Ended December 31, 2014	N/A
The following payment-in-kind interest from AMU was capitalized and recognized by Prospect as interest income:

Three Months Ended December 31, 2013	$260
Three Months Ended December 31, 2014	N/A
Six Months Ended December 31, 2013	452
Six Months Ended December 31, 2014	N/A
The following interest payments were accrued and paid from Airmall to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2013	$869
Three Months Ended December 31, 2014	—
Six Months Ended December 31, 2013	1,747
Six Months Ended December 31, 2014	576
The following payment-in-kind interest from Airmall was capitalized and recognized by Prospect as interest income:

Three Months Ended December 31, 2013	$—
Three Months Ended December 31, 2014	—
Six Months Ended December 31, 2013	—
Six Months Ended December 31, 2014	150
The following interest income recognized had not yet been paid by Airmall to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$920
December 31, 2014	—

The following managerial assistance payments were paid from AMU to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2013	$150
Three Months Ended December 31, 2014	N/A
Six Months Ended December 31, 2013	225
Six Months Ended December 31, 2014	N/A
The following managerial assistance payments were paid from Airmall to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2013	$—
Three Months Ended December 31, 2014	—
Six Months Ended December 31, 2013	—
Six Months Ended December 31, 2014	75
The following managerial assistance recognized had not yet been paid by Airmall to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2014	$75
December 31, 2014	—
The following payments were paid from Airmall to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Airmall (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended December 31, 2013	$—
Three Months Ended December 31, 2014	—
Six Months Ended December 31, 2013	—
Six Months Ended December 31, 2014	730
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
APRC was formed to hold for investment, operate, finance, lease, manage, and sell a portfolio of real estate assets and engage in any and all other activities as may be necessary, incidental or convenient to carry out the foregoing. APRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties. APRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity (the “JV”).
On October 24, 2012, Prospect initially made a $7,808 investment in APH, of which $6,000 was a Senior Term Loan and $1,808 was used to purchase the membership interests of APH. The proceeds were utilized by APH to purchase APRC common equity for $7,806, with $2 retained by APH for working capital. The proceeds were utilized by APRC to purchase a 100% ownership interest in 146 Forest Parkway, LLC for $7,326, pay a $250 non-refundable deposit and $222 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), with $8 retained by APRC for working capital. 146 Forest Parkway, LLC was purchased for $7,400. The remaining proceeds were used to pay $168 of third party expenses and $5 of legal services provided by attorneys at Prospect Administration, with $3 retained by the JV for working capital. The investment was subsequently contributed to NPRC.
On December 28, 2012, Prospect made a $9,594 investment in APH, of which $6,400 was a Senior Term Loan and $3,194 was used to purchase additional membership interests of APH. The proceeds were utilized by APH to purchase additional APRC common equity for $9,594. The proceeds were utilized by APRC to purchase a 92.7% ownership interest in 1557 Terrell Mill Road, LLC for $9,548, with $46 retained by APRC for other expenses. The JV was purchased for $23,500 which included debt financing and minority interest of $15,275 and $757, respectively. The remaining proceeds were used to pay $286 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income) and $1,652 of third party expenses, with $142 retained by the JV for working capital.
On January 17, 2013, Prospect made a $30,348 investment in APH, of which $27,600 was a Senior Term Loan and $2,748 was used to purchase additional membership interests of APH. The proceeds were utilized by APH to purchase additional APRC common equity for $29,348, with $1,000 retained by APH for working capital. The proceeds were utilized by APRC to purchase a 97.7% ownership interest in 5100 Live Oaks Blvd, LLC for $29,348. The JV was purchased for $63,400 which included debt financing and minority interest of $39,600 and $686, respectively. The remaining proceeds were used to pay $880 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), $4,265 of third party expenses, $14 of legal services provided by attorneys at Prospect Administration, and $1,030 of prepaid assets, with $45 retained by the JV for working capital.
On April 30, 2013, Prospect made a $10,383 investment in APH, of which $9,000 was a Senior Term Loan and $1,383 was used to purchase additional membership interests of APH. The proceeds were utilized by APH to purchase additional APRC common equity for $10,233, with $150 retained by APH for working capital. The proceeds were utilized by APRC to purchase a 93.2% ownership interest in Lofton Place, LLC for $10,233. The JV was purchased for $26,000 which included debt financing and minority interest of $16,965 and $745, respectively. The remaining proceeds were used to pay $306 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), $1,223 of third party expenses, $5 of legal services provided by attorneys at Prospect Administration, and $364 of prepaid assets, with $45 retained by the JV for working capital.
On April 30, 2013, Prospect made a $10,863 investment in APH, of which $9,000 was a Senior Term Loan and $1,863 was used to purchase additional membership interests of APH. The proceeds were utilized by APH to purchase additional APRC common equity for $10,708, with $155 retained by APH for working capital. The proceeds were utilized by APRC to purchase a 93.2% ownership interest in Vista Palma Sola, LLC for $10,708. The JV was purchased for $27,000 which included debt financing and minority interest of $17,550 and $785, respectively. The remaining proceeds were used to pay $321 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), $1,272 of third party expenses, $4 of legal services provided by attorneys at Prospect Administration, and $401 of prepaid assets, with $45 retained by the JV for working capital.
On May 8, 2013, Prospect made a $6,118 investment in APH, of which $4,000 was a Senior Term Loan and $2,118 was used to purchase additional membership interests of APH. The proceeds were utilized by APH to purchase additional APRC common equity for $6,028, with $90 retained by APH for working capital. The proceeds were utilized by APRC to purchase a 93.3% ownership interest in Arlington Park Marietta, LLC for $6,028. Arlington Park Marietta, LLC was purchased for $14,850 which included debt financing and minority interest of $9,650 and $437, respectively. The remaining proceeds were used to pay $181 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), $911 of third party expenses, and $128 of prepaid assets, with $45 retained by the JV for working capital.
On June 24, 2013, Prospect made a $76,533 investment in APH, of which $63,000 was a Senior Term Loan and $13,533 was used to purchase additional membership interests of APH. The proceeds were utilized by APH to purchase additional APRC common equity for $75,233, with $1,300 retained by APH for working capital. The proceeds were utilized by APRC to purchase a 95.0% ownership interest in APH Carroll Resort, LLC for $74,398 and to pay $835 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income). The JV was purchased for $225,000 which included debt financing and minority interest of $157,500 and $3,916, respectively. The remaining proceeds were used to pay $1,436 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), $7,687 of third party expenses, $8 of legal services provided by attorneys at Prospect Administration, and $1,683 of prepaid assets. The investment was subsequently contributed to NPRC and renamed NPRC Carroll Resort, LLC.
Between October 29, 2013 and December 4, 2013, Prospect made an $11,000 investment in APH, of which $9,350 was a Senior Term Loan and $1,650 was used to purchase additional membership interests of APH. The proceeds were utilized by certain of APH's wholly-owned subsidiaries to purchase online consumer loans from a third party. The investment was subsequently contributed to NPRC.
On November 1, 2013, Prospect made a $9,869 investment in APH, of which $8,200 was a Senior Term Loan and $1,669 was used to purchase additional membership interests of APH. The proceeds were utilized by APH to purchase additional APRC common equity for $9,869. The proceeds were utilized by APRC to purchase a 94.0% ownership interest in APH Carroll 41, LLC for $9,548 and to pay $102 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), with $219 retained by APRC for working capital. The JV was purchased for $30,600 which included debt financing and minority interest of $22,497 and $609, respectively. The remaining proceeds were used to pay $190 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), $1,589 of third party expenses, $5 of legal services provided by attorneys at Prospect Administration, and $270 of prepaid assets. The investment was subsequently contributed to NPRC.

On November 15, 2013, Prospect made a $45,900 investment in APH, of which $38,500 was a Senior Term Loan and $7,400 was used to purchase additional membership interests of APH. The proceeds were utilized by APH to purchase additional APRC common equity for $45,900. The proceeds were utilized by APRC to purchase a 99.3% ownership interest in APH Gulf Coast Holdings, LLC for $45,024 and to pay $364 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), with $512 retained by APRC for working capital. The JV was purchased for $115,200 which included debt financing and minority interest of $75,558 and $337, respectively. The remaining proceeds were used to pay $1,013 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), $2,590 of third party expenses, $23 of legal services provided by attorneys at Prospect Administration, and $2,023 of prepaid assets, with $70 retained by the JV for working capital.
On November 19, 2013, Prospect made a $66,188 investment in APH, of which $55,000 was a Senior Term Loan and $11,188 was used to purchase additional membership interests of APH. The proceeds were utilized by APH to purchase additional APRC common equity for $66,188. The proceeds were utilized by APRC to purchase a 90.0% ownership interest in APH McDowell, LLC for $64,392 and to pay $695 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), with $1,101 retained by APRC for working capital. The JV was purchased for $238,605 which included debt financing and minority interest of $180,226 and $7,155, respectively. The remaining proceeds were used to pay $1,290 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), $9,205 of third party expenses, $23 of legal services provided by attorneys at Prospect Administration, and $1,160 of prepaid assets, with $1,490 retained by the JV for working capital. The investment was subsequently contributed to NPRC and renamed NPH McDowell, LLC.
On December 12, 2013, Prospect made a $22,507 investment in APH, of which $18,800 was a Senior Term Loan and $3,707 was used to purchase additional membership interests of APH. The proceeds were utilized by APH to purchase additional APRC common equity for $22,507. The proceeds were utilized by APRC to purchase a 92.6% ownership interest in South Atlanta Portfolio Holding Company, LLC for $21,874 and to pay $238 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), with $395 retained by APRC for working capital. The JV was purchased for $87,250 which included debt financing and minority interest of $67,493 and $1,756, respectively. The remaining proceeds were used to pay $437 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), $2,920 of third party expenses, and $116 of prepaid assets, with $400 retained by the JV for working capital. The investment was subsequently contributed to UPRC.
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
On January 17, 2014, Prospect made a $6,565 investment in APH, of which $5,500 was a Senior Term Loan and $1,065 was used to purchase additional membership interests of APH. The proceeds were utilized by APH to purchase additional APRC common equity for $6,565. The proceeds were utilized by APRC to purchase a 99.3% ownership interest in APH Gulf Coast Holdings, LLC for $6,336 and to pay $216 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), with $13 retained by APRC for working capital and other expenses. The JV was purchased for $15,430 which included debt financing and minority interest of $10,167 and $48, respectively. The remaining proceeds were used to pay $143 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), $627 of third party expenses, $4 of legal services provided by attorneys at Prospect Administration, and $312 of prepaid assets, with $35 retained by the JV for working capital.
Effective as of April 1, 2014, Prospect made a new $167,162 senior term loan to APRC. APRC then distributed this amount to APH as a return of capital which was used to pay down the Senior Term Loan from APH by the same amount. Effective April 1, 2014, American Property Holdings Corp. was renamed American Property REIT Corp. (continues as “APRC”).
On June 4, 2014, Prospect made a $1,719 investment in APH to purchase additional membership interests of APH, which was revised to $1,732 on July 1, 2014. The proceeds were utilized by APH to purchase additional APRC common equity for $1,732. The proceeds were utilized by APRC to acquire the real property located at 975 South Cornwell, Yukon, OK (“Taco Bell, OK”) for $1,719 and pay $13 of third party expenses.
On July 1, 2014, Prospect began consolidating APH. As a result, any transactions between APH and Prospect are eliminated in consolidation and as such, transactions after July 1, 2014 are not presented below.
On November 26, 2014, APRC transferred its investment in one property to NPRC. As a result, Prospect's investment in APRC related to this property also transferred to NPRC. The investment transferred consisted of $10,237 of equity and $65,586 of debt, including capitalized payment-in-kind interest of $2,586. There was no gain or loss realized on the transaction.

The following dividends were declared and paid from APRC to APH and recognized as dividend income by APH:

Three Months Ended December 31, 2013	$2,300
Three Months Ended December 31, 2014	N/A
Six Months Ended December 31, 2013	2,790
Six Months Ended December 31, 2014	N/A
All dividends were paid from earnings and profits of APRC.
The following interest payments were accrued and paid from APH to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2013	$5,481
Three Months Ended December 31, 2014	N/A
Six Months Ended December 31, 2013	9,182
Six Months Ended December 31, 2014	N/A
The following payment-in-kind interest from APH was capitalized and recognized by Prospect as interest income:

Three Months Ended December 31, 2013	$2,622
Three Months Ended December 31, 2014	N/A
Six Months Ended December 31, 2013	4,391
Six Months Ended December 31, 2014	N/A
The following interest payments were accrued and paid from APRC to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2013	$—
Three Months Ended December 31, 2014	4,228
Six Months Ended December 31, 2013	—
Six Months Ended December 31, 2014	9,158
The following payment-in-kind interest from APRC was capitalized and recognized by Prospect as interest income:

Three Months Ended December 31, 2013	$—
Three Months Ended December 31, 2014	2,022
Six Months Ended December 31, 2013	—
Six Months Ended December 31, 2014	4,380
The following interest income recognized had not yet been paid by APRC to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$54
December 31, 2014	34
The following royalty payments were paid from APH to Prospect and recognized by Prospect as other income:

Three Months Ended December 31, 2013	$294
Three Months Ended December 31, 2014	N/A
Six Months Ended December 31, 2013	614
Six Months Ended December 31, 2014	N/A

The following royalty payments were paid from APRC to Prospect and recognized by Prospect as other income:

Three Months Ended December 31, 2013	$—
Three Months Ended December 31, 2014	410
Six Months Ended December 31, 2013	—
Six Months Ended December 31, 2014	813
The following managerial assistance payments were paid from APRC to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2013	$217
Three Months Ended December 31, 2014	147
Six Months Ended December 31, 2013	342
Six Months Ended December 31, 2014	295
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2014	$148
December 31, 2014	148
The following payments were paid from APRC to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to APRC (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended December 31, 2013	$1,030
Three Months Ended December 31, 2014	—
Six Months Ended December 31, 2013	1,030
Six Months Ended December 31, 2014	106
The following amounts were due from APRC to Prospect for reimbursement of expenses paid by Prospect on behalf of APRC and were included by Prospect within other receivables:

June 30, 2014	$202
December 31, 2014	106
The following amounts were due to APRC from Prospect for reimbursement of expenses paid by APRC on behalf of Prospect and were included by Prospect within other liabilities:

June 30, 2014	$148
December 31, 2014	—
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
The following interest payments were accrued and paid from Arctic Energy to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2013	$—
Three Months Ended December 31, 2014	1,694
Six Months Ended December 31, 2013	—
Six Months Ended December 31, 2014	3,388
The following interest income recognized had not yet been paid by Arctic Energy to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$18
December 31, 2014	18
The following managerial assistance payments were paid from Arctic Energy to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2013	$—
Three Months Ended December 31, 2014	25
Six Months Ended December 31, 2013	—
Six Months Ended December 31, 2014	50
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2014	$15
December 31, 2014	25
The following amounts were due from Arctic Energy to Prospect for reimbursement of expenses paid by Prospect on behalf of Arctic Energy and were included by Prospect within other receivables:

June 30, 2014	$6
December 31, 2014	—
ARRM Services, Inc.
At June 30, 2014, Prospect owned 79.53% of the fully-diluted common, 85.76% of the Series A Preferred and 100% of the Series B Preferred equity of ARRM Holdings, Inc. (“ARRM”). ARRM owned 100% of the equity of Ajax Rolled Ring & Machine, LLC (f/k/a Ajax Rolled Ring & Machine, Inc.) (“Ajax”). Ajax forges large seamless steel rings on two forging mills in the company’s York, South Carolina facility. The rings are used in a range of industrial applications, including in construction equipment and power turbines. Ajax also provides machining and other ancillary services.
As of July 1, 2011, the cost basis of Prospect’s total debt and equity investment in Ajax, including capitalized payment-in-kind interest of $3,535, was $41,699, consisting of $20,607 for senior secured term loans, $15,035 for subordinated secured term debt and $6,057 for common equity. The equity of Ajax was exchanged for equity in ARRM on October 4, 2011, and Ajax was converted into a limited liability company. On December 28, 2012, Prospect funded $3,600 of unsecured debt to ARRM.
On April 1, 2013, Prospect refinanced the existing $19,837 and $18,635 senior loans to Ajax and ARRM, respectively, increasing the total size of the debt investment to $38,537. Concurrent with the refinancing, Prospect received repayment of the $18,635 loans previously outstanding. On October 11, 2013, Prospect provided $25,000 in preferred equity for the recapitalization of ARRM. After the financing, Prospect received repayment of the $20,009 subordinated unsecured loan previously outstanding.

On June 12, 2014, ARRM Holdings, Inc. was renamed ARRM Services, Inc. (continues as “ARRM”).
On October 10, 2014, ARRM sold Ajax to a third party and repaid the $19,337 loan receivable to Prospect and Prospect recorded a realized loss of $23,560 related to the sale. Concurrent with the sale, Prospect's ownership increased to 100% of the outstanding equity of ARRM Services, Inc. which was renamed SB Forging Company, Inc. (“SB Forging”). As such, Prospect began consolidating SB Forging on October 11, 2014. In addition, there is $3,000 being held in escrow which will be recognized as additional gain if and when received. We received $2,000 of structuring fees from Ajax related to the sale of the operating company which was recognized as other income during the six months ended December 31, 2014.
The following amounts were paid from Ajax to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended December 31, 2013	$20,109
Three Months Ended December 31, 2014	19,337
Six Months Ended December 31, 2013	20,209
Six Months Ended December 31, 2014	19,337
The following interest payments, including prepayment penalty fees, were accrued and paid from Ajax to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2013	$675
Three Months Ended December 31, 2014	437
Six Months Ended December 31, 2013	2,082
Six Months Ended December 31, 2014	956
The following payment-in-kind interest from Ajax was capitalized and recognized by Prospect as interest income:

Three Months Ended December 31, 2013	$(16)
Three Months Ended December 31, 2014	—
Six Months Ended December 31, 2013	286
Six Months Ended December 31, 2014	—
The following interest income recognized had not yet been paid by Ajax to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$6
December 31, 2014	—
As of June 30, 2014, due to the pending sale transaction, Prospect reversed $3,844 of previously recognized payment-in-kind interest which we do not expect to receive.
The following managerial assistance payments were paid from Ajax to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2013	$90
Three Months Ended December 31, 2014	45
Six Months Ended December 31, 2013	90
Six Months Ended December 31, 2014	45
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2014	$45
December 31, 2014	—

The following payments were paid from ARRM to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to ARRM (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended December 31, 2013	$15
Three Months Ended December 31, 2014	1,391
Six Months Ended December 31, 2013	17
Six Months Ended December 31, 2014	1,391
Borga, Inc.
Prospect owns 100% of the equity of STI Holding, Inc. (“STI”), a Consolidated Holding Company. STI owns 100% of the equity of Borga, Inc. (“Borga”). Borga manufactures pre-engineered metal buildings and components for the agricultural and light industrial markets.
On May 6, 2005, Patriot Capital Funding, Inc. (“Patriot”) (previously acquired by Prospect) provided $14,000 in senior secured debt to Borga. The debt was comprised of $1,000 Senior Secured Revolver, $3,500 Senior Secured Term Loan A, $2,500 Senior Secured Term Loan B and $7,000 Senior Secured Term Loan C. On March 31, 2009, Borga made its final amortization payment on the Senior Secured Term Loan A. The other loans remained outstanding. Prospect owned warrants to purchase 33,750 shares of common stock in Metal Buildings Holding Corporation (“Metal Buildings”), the former holding company of Borga. Metal Buildings owned 100% of Borga.
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
On August 20, 2014, Prospect sold the assets of Borga, a wholly-owned subsidiary of STI, for net proceeds of $382 and realized a loss of $2,589 on the sale. On December 29, 2014, Borga was dissolved.
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

There was no income recognized by Prospect from the time BXC became a controlled company through December 31, 2014 due to the non-accrual status.
CCPI Inc.
Prospect owns 100% of the equity of CCPI Holdings Inc. (“CCPI Holdings”), a Consolidated Holding Company. CCPI Holdings owns 94.77% of the equity of CCPI Inc. (“CCPI”), with CCPI management owning the remaining 5.23% of the equity. CCPI owns 100% of each of CCPI Europe Ltd. and MEFEC B.V., and 45% of Gulf Temperature Sensors W.L.L.
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
On December 13, 2012, Prospect made an additional investment of $18,000 in CCPI senior secured debt. The proceeds of the Prospect loan along with $14,878 of equity financing from CCPI Holdings (mentioned above) were used to purchase 95.13% of CCPI equity from the sellers for $31,829, provide $120 of debt financing to CCPI management (to partially fund a purchase by management of CCPI stock), fund $180 of structuring fees from CCPI to Prospect (which were recognized by Prospect as structuring fee income), pay $548 of third-party expenses, reimburse $12 for reimbursement of expenses paid by Prospect on behalf of CCPI (no income was recognized by Prospect) and $189 was retained by CCPI as working capital.
During the year ended June 30, 2014, certain members of CCPI management exercised options to purchase common stock, decreasing our ownership to 94.77%. On June 13, 2014, Prospect made a new $8,218 senior secured note to CCPI. CCPI then distributed this amount to CCPI Holdings as a return of capital which was used to pay down the $8,216 senior secured note from CCPI Holdings to Prospect. The remaining $2 was distributed to Prospect as a return of capital of Prospect's equity investment in CCPI Holdings.
On July 1, 2014, Prospect began consolidating CCPI Holdings. As a result, any transactions between CCPI Holdings and Prospect are eliminated in consolidation and as such, transactions after July 1, 2014 are not presented below.
The following dividends were declared and paid from CCPI to CCPI Holdings and recognized as dividend income by CCPI Holdings:

Three Months Ended December 31, 2013	$901
Three Months Ended December 31, 2014	N/A
Six Months Ended December 31, 2013	990
Six Months Ended December 31, 2014	N/A
All dividends were paid from earnings and profits of CCPI.
The following interest payments were accrued and paid from CCPI Holdings to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2013	$385
Three Months Ended December 31, 2014	N/A
Six Months Ended December 31, 2013	764
Six Months Ended December 31, 2014	N/A
The following payment-in-kind interest from CCPI Holdings was capitalized and recognized by Prospect as interest income:

Three Months Ended December 31, 2013	$142
Three Months Ended December 31, 2014	N/A
Six Months Ended December 31, 2013	281
Six Months Ended December 31, 2014	N/A

The following interest payments were accrued and paid from CCPI to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2013	$448
Three Months Ended December 31, 2014	830
Six Months Ended December 31, 2013	896
Six Months Ended December 31, 2014	1,654
The following payment-in-kind interest from CCPI was capitalized and recognized by Prospect as interest income:

Three Months Ended December 31, 2013	$—
Three Months Ended December 31, 2014	149
Six Months Ended December 31, 2013	—
Six Months Ended December 31, 2014	295
The following interest income recognized had not yet been paid by CCPI to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$9
December 31, 2014	2
The following royalty payments were paid from CCPI Holdings to Prospect and recognized by Prospect as other income:

Three Months Ended December 31, 2013	$36
Three Months Ended December 31, 2014	N/A
Six Months Ended December 31, 2013	71
Six Months Ended December 31, 2014	N/A
The following amounts were paid from CCPI to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended December 31, 2013	$112
Three Months Ended December 31, 2014	112
Six Months Ended December 31, 2013	125
Six Months Ended December 31, 2014	226
The following managerial assistance payments were paid from CCPI to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2013	$60
Three Months Ended December 31, 2014	60
Six Months Ended December 31, 2013	120
Six Months Ended December 31, 2014	120
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2014	$60
December 31, 2014	60

The following payments were paid from CCPI to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to CCPI (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended December 31, 2013	$66
Three Months Ended December 31, 2014	—
Six Months Ended December 31, 2013	66
Six Months Ended December 31, 2014	—
The following amounts were due from CCPI to Prospect for reimbursement of expenses paid by Prospect on behalf of CCPI and were included by Prospect within other receivables:

June 30, 2014	$10
December 31, 2014	8
CP Energy Services Inc.
Prospect owns 100% of the equity of CP Holdings of Delaware LLC (“CP Holdings”), a Consolidated Holding Company. CP Holdings owns 82.9% of the equity of CP Energy Services Inc. (“CP Energy”), and the remaining 17.1% of the equity is owned by CP Energy management. As of June 30, 2014, CP Energy owned directly or indirectly 100% of each of CP Well Testing Services, LLC (“CP Well Testing”); CP Well Testing, LLC (“CP Well”); Fluid Management Services, Inc.; Fluid Management Services, LLC; Wright Transport, Inc.; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; Artexoma Logistics, LLC; and Wright Trucking, Inc. Effective as of December 31, 2014, CP Energy underwent a corporate reorganization in order to consolidate certain of its wholly-owned subsidiaries. As of December 31, 2014, CP Energy owned directly or indirectly 100% of each of CP Well; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. CP Energy provides oilfield flowback services and fluid hauling and disposal services through its subsidiaries.
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
On April 1, 2014, Prospect made new loans to CP Well (with ProHaul Transports, LLC; Wright Trucking, Inc.; and Foster Testing Co., Inc. as co-borrowers), two first lien loans in the amount of $11,035 and $72,238 and a second lien loan in the amount of $15,000. The proceeds of these loans were used to repay CP Well Testing’s senior secured term loan and CP Energy’s senior secured term loan from Prospect.
On July 1, 2014, Prospect began consolidating CP Holdings. As a result, any transactions between CP Holdings and Prospect are eliminated in consolidation and as such, transactions after July 1, 2014 are not presented below.
The following interest payments were accrued and paid from CP Energy to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2013	$2,948
Three Months Ended December 31, 2014	—
Six Months Ended December 31, 2013	4,712
Six Months Ended December 31, 2014	—
The following payment-in-kind interest from CP Energy was capitalized and recognized by Prospect as interest income:

Three Months Ended December 31, 2013	$1,474
Three Months Ended December 31, 2014	—
Six Months Ended December 31, 2013	2,356
Six Months Ended December 31, 2014	—
The following interest payments were accrued and paid from CP Well Testing to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2013	$632
Three Months Ended December 31, 2014	—
Six Months Ended December 31, 2013	1,045
Six Months Ended December 31, 2014	—
The following interest payments were accrued and paid from CP Well to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2013	$—
Three Months Ended December 31, 2014	4,118
Six Months Ended December 31, 2013	—
Six Months Ended December 31, 2014	8,236
The following payment-in-kind interest from CP Well was capitalized and recognized by Prospect as interest income:

Three Months Ended December 31, 2013	$—
Three Months Ended December 31, 2014	1,730
Six Months Ended December 31, 2013	—
Six Months Ended December 31, 2014	3,459
The following interest income recognized had not yet been paid by CP Well to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$45
December 31, 2014	45

The following managerial assistance payments were paid from CP Energy to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2013	$75
Three Months Ended December 31, 2014	75
Six Months Ended December 31, 2013	125
Six Months Ended December 31, 2014	150
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2014	$75
December 31, 2014	75
The following payments were paid from CP Holdings to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to CP Holdings (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable to Prospect Administration):

Three Months Ended December 31, 2013	$3
Three Months Ended December 31, 2014	N/A
Six Months Ended December 31, 2013	609
Six Months Ended December 31, 2014	N/A
Credit Central Loan Company, LLC
Prospect owns 100% of the equity of Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”), a Consolidated Holding Company. Credit Central Delaware owns 74.75% of the equity of Credit Central Holdings, LLC (“Credit Central”), with entities owned by Credit Central management owning the remaining 25.25% of the equity. Credit Central owns 100% of each of Credit Central, LLC; Credit Central South, LLC; Credit Central of Texas, LLC; and Credit Central of Tennessee, LLC. Credit Central is a branch-based provider of installment loans.
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

The following dividends were declared and paid from Credit Central to Credit Central Delaware and recognized as dividend income by Credit Central Delaware:

Three Months Ended December 31, 2013	$2,265
Three Months Ended December 31, 2014	N/A
Six Months Ended December 31, 2013	4,653
Six Months Ended December 31, 2014	N/A
The following dividends were declared and paid from Credit Central Delaware to Prospect and recognized as dividend income by Prospect:

Three Months Ended December 31, 2013	$3,000
Three Months Ended December 31, 2014	N/A
Six Months Ended December 31, 2013	3,000
Six Months Ended December 31, 2014	N/A
All dividends were paid from earnings and profits of Credit Central and Credit Central Delaware.
The following interest payments were accrued and paid from Credit Central Delaware to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2013	$1,946
Three Months Ended December 31, 2014	N/A
Six Months Ended December 31, 2013	3,914
Six Months Ended December 31, 2014	N/A
The following interest payments were accrued and paid from Credit Central to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2013	$—
Three Months Ended December 31, 2014	1,857
Six Months Ended December 31, 2013	—
Six Months Ended December 31, 2014	3,714
The following payment-in-kind interest from Credit Central was capitalized and recognized by Prospect as interest income:

Three Months Ended December 31, 2013	$—
Three Months Ended December 31, 2014	929
Six Months Ended December 31, 2013	—
Six Months Ended December 31, 2014	1,857
The following interest income recognized had not yet been paid by Credit Central to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$20
December 31, 2014	20
The following royalty payments were paid from Credit Central Delaware to Prospect and recognized by Prospect as other income:

Three Months Ended December 31, 2013	$113
Three Months Ended December 31, 2014	N/A
Six Months Ended December 31, 2013	233
Six Months Ended December 31, 2014	N/A

The following managerial assistance payments were paid from Credit Central to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2013	$175
Three Months Ended December 31, 2014	175
Six Months Ended December 31, 2013	350
Six Months Ended December 31, 2014	350
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2014	$175
December 31, 2014	175
The following amounts were due to Credit Central from Prospect for reimbursement of expenses paid by Credit Central on behalf of Prospect and were included by Prospect within other liabilities:

June 30, 2014	$—
December 31, 2014	35
The following payments were paid from Credit Central to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Credit Central (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable to Prospect Administration):

Three Months Ended December 31, 2013	$111
Three Months Ended December 31, 2014	—
Six Months Ended December 31, 2013	111
Six Months Ended December 31, 2014	—
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
On September 15, 2014, Echelon made an optional partial prepayment of $37,313 of the Senior Secured Revolving Credit Facility outstanding.
On September 30, 2014, Prospect made an additional $5,800 investment in the membership interests of Echelon.
The following interest payments were accrued and paid from Echelon to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2013	$—
Three Months Ended December 31, 2014	1,460
Six Months Ended December 31, 2013	—
Six Months Ended December 31, 2014	4,023

The following payment-in-kind interest from Echelon was capitalized and recognized by Prospect as interest income:

Three Months Ended December 31, 2013	$—
Three Months Ended December 31, 2014	235
Six Months Ended December 31, 2013	—
Six Months Ended December 31, 2014	647
The following interest income recognized had not yet been paid by Echelon to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$2,809
December 31, 2014	1,714
The following managerial assistance payments were paid from Echelon to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2013	$—
Three Months Ended December 31, 2014	—
Six Months Ended December 31, 2013	—
Six Months Ended December 31, 2014	125
The following managerial assistance recognized had not yet been paid by Echelon to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2014	$63
December 31, 2014	63

The following amounts were due from Echelon to Prospect for reimbursement of expenses paid by Prospect on behalf of Echelon and were included by Prospect within other receivables:

June 30, 2014	$78
December 31, 2014	3
The following payments were paid from Echelon to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Echelon (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended December 31, 2013	$—
Three Months Ended December 31, 2014	—
Six Months Ended December 31, 2013	—
Six Months Ended December 31, 2014	5
Energy Solutions Holdings Inc.
Prospect owns 100% of the equity of Energy Solutions Holdings Inc. (f/k/a Gas Solutions Holdings Inc.) (“Energy Solutions”), a Consolidated Holding Company. Energy Solutions owns 100% of each of Change Clean Energy Holdings, LLC (“Change Clean”); Freedom Marine Solutions Holdings, LLC (“Freedom Marine”); and Yatesville Coal Holdings, LLC (“Yatesville”). Freedom Marine owns 100% of each of Vessel Holdings, LLC (“Vessel”); Vessel Holdings II, LLC (“Vessel II”); and Vessel Holdings III, LLC (“Vessel III”). Yatesville owns 100% of North Fork Collieries, LLC. Change Clean owns 100% of each of Change Clean Energy, LLC and Down East Power Company, LLC, and 50.1% of BioChips LLC. Energy Solutions owns interests in companies operating in the energy sector. These include companies operating offshore supply vessels, ownership of a non-operating biomass electrical generation plant and several coal mines. Energy Solutions subsidiaries formerly owned interests in gathering and processing business in east Texas. As of July 1, 2011, the cost basis of our investment in Energy Solutions, including debt and equity, was $42,003.

In December 2011, Prospect completed a reorganization of Gas Solutions Holdings Inc. renaming the company Energy Solutions and transferring ownership of other operating companies owned by Prospect and operating within the energy industry. As part of the reorganization, Prospect transferred its debt and equity interests with cost basis of $2,540 in Change Clean Energy Holdings, Inc. and Change Clean Energy, Inc. to Change Clean; $12,504 in Freedom Marine Holdings, Inc. to Freedom Marine; and $1,449 of Yatesville Coal Holdings, Inc. to Yatesville. Each of these entities is wholly owned (directly or indirectly) by Energy Solutions.
On December 28, 2011, Prospect made a follow-on $1,250 equity investment in Energy Solutions and a $3,500 debt investment in Vessel. On November 25, 2013, Prospect restructured its investment in Freedom Marine. The $12,504 subordinated secured loan to Jettco Marine Services, LLC, a subsidiary of Freedom Marine, was replaced with a senior secured note to Vessel II. On December 3, 2013, Prospect made a $16,000 senior secured investment in Vessel III. Overall, the restructuring of Prospect's investment in Freedom Marine provided approximately $16,000 net new senior secured debt financing to support the acquisition of two new vessels. Prospect received $2,480 of structuring fees from Energy Solutions related to the Freedom Marine restructuring which was recognized as other income.
On November 28, 2012 and January 1, 2014, Prospect received $475 and $25 of litigation settlement proceeds related to Change Clean and recorded a reduction in its equity investment cost basis for Energy Solutions, respectively.
On January 4, 2012, Energy Solutions sold its gas gathering and processing assets held in Gas Solutions II Ltd. (“Gas Solutions”) for a potential sale price of $199,805, adjusted for the final working capital settlement, including a potential earn-out of $28,000 that may be paid based on the future performance of Gas Solutions. After expenses, including structuring fees of $9,966 paid to us, and $3,152 of third-party expenses, Gas Solutions LP LLC and Gas Solutions GP LLC, subsidiaries of Gas Solutions, received $157,100 and $1,587 in cash, respectively, subsequently distributed these amounts, $158,687 in total, to Energy Solutions. The sale of Gas Solutions by Energy Solutions resulted in significant earnings and profits, as defined by the Code, at Energy Solutions for calendar year 2012. As a result, 2012 distributions from Energy Solutions to us were required to be recognized as dividend income, in accordance with ASC 946, as there were current year earnings and profits sufficient to support such recognition.
On June 4, 2014, Gas Solutions GP LLC and Gas Solutions LP LLC merged with and into Freedom Marine, with Freedom Marine as the surviving entity. In June 2014, Yatesville Coal Holdings, LLC was renamed Yatesville Coal Company, LLC (continues as “Yatesville”) and Change Clean Energy Holdings, LLC was renamed Change Clean Energy Company, LLC (continues as “Change Clean”).
On July 1, 2014, Prospect began consolidating Energy Solutions. As a result, any transactions between Energy Solutions and Prospect are eliminated in consolidation and as such, transactions after July 1, 2014 are not presented below.
During the three months ended December 31, 2014, Prospect determined that the impairments of Change Clean and Yatesville were other-than-temporary and recorded a realized loss of $1,449, reducing the amortized cost to zero.
The following amounts were paid from Energy Solutions to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended December 31, 2013	$4,250
Three Months Ended December 31, 2014	N/A
Six Months Ended December 31, 2013	8,500
Six Months Ended December 31, 2014	N/A
The following interest payments, including prepayment penalty fees, were accrued and paid from Energy Solutions to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2013	$2,595
Three Months Ended December 31, 2014	N/A
Six Months Ended December 31, 2013	5,368
Six Months Ended December 31, 2014	N/A

The following managerial assistance payments were paid from Energy Solutions to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2013	$45
Three Months Ended December 31, 2014	N/A
Six Months Ended December 31, 2013	90
Six Months Ended December 31, 2014	N/A
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2014	$45
December 31, 2014	—
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
The following dividends were declared and paid from First Tower Finance to First Tower Delaware and recognized as dividend income by First Tower Delaware:

Three Months Ended December 31, 2013	$8,436
Three Months Ended December 31, 2014	N/A
Six Months Ended December 31, 2013	16,242
Six Months Ended December 31, 2014	N/A

The following dividends were declared and paid from First Tower Finance to First Tower Delaware and recognized as dividend income by Prospect:

Three Months Ended December 31, 2013	$—
Three Months Ended December 31, 2014	1,929
Six Months Ended December 31, 2013	—
Six Months Ended December 31, 2014	1,929
All dividends were paid from earnings and profits of First Tower Finance.
The following cash distributions were declared and paid from First Tower Finance to First Tower Delaware and recognized as a return of capital by First Tower Delaware:

Three Months Ended December 31, 2013	$5,203
Three Months Ended December 31, 2014	N/A
Six Months Ended December 31, 2013	11,158
Six Months Ended December 31, 2014	N/A
The following interest payments were accrued and paid from First Tower Delaware to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2013	$13,542
Three Months Ended December 31, 2014	N/A
Six Months Ended December 31, 2013	27,074
Six Months Ended December 31, 2014	N/A
The following interest payments were accrued and paid from First Tower to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2013	$—
Three Months Ended December 31, 2014	13,671
Six Months Ended December 31, 2013	—
Six Months Ended December 31, 2014	24,587
The following payment-in-kind interest from First Tower was capitalized and recognized by Prospect as interest income:

Three Months Ended December 31, 2013	$—
Three Months Ended December 31, 2014	3,064
Six Months Ended December 31, 2013	—
Six Months Ended December 31, 2014	7,558
The following interest income recognized had not yet been paid by First Tower to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$119
December 31, 2014	154
The following royalty payments were paid from First Tower Delaware to Prospect and recognized by Prospect as other income:

Three Months Ended December 31, 2013	$682
Three Months Ended December 31, 2014	N/A
Six Months Ended December 31, 2013	1,381
Six Months Ended December 31, 2014	N/A

The following managerial assistance payments were paid from First Tower Delaware to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2013	$600
Three Months Ended December 31, 2014	N/A
Six Months Ended December 31, 2013	1,200
Six Months Ended December 31, 2014	N/A
At June 30, 2014, $600 of managerial assistance received by Prospect had not yet been remitted to Prospect Administration and was included by Prospect within due to Prospect Administration.
At December 31, 2014, $1,200 of managerial assistance had not yet been remitted to Prospect Administration. This was recognized as an expense by Prospect and was included within due to Prospect Administration.
The following payments were paid from First Tower Delaware to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to First Tower Delaware (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended December 31, 2013	$227
Three Months Ended December 31, 2014	N/A
Six Months Ended December 31, 2013	227
Six Months Ended December 31, 2014	N/A
The following amounts were due from First Tower to Prospect for reimbursement of expenses paid by Prospect on behalf of First Tower and were included by Prospect within other receivables:

June 30, 2014	$37
December 31, 2014	8
Freedom Marine Solutions, LLC
Prospect owns 100% of the equity of Energy Solutions Holdings Inc. (f/k/a Gas Solutions Holdings Inc.) (“Energy Solutions”), a Consolidated Holding Company. Energy Solutions owns 100% of Freedom Marine Solutions Holdings, LLC (“Freedom Marine”). Freedom Marine owns 100% of each of Vessel Holdings, LLC (“Vessel”); Vessel Holdings II, LLC (“Vessel II”); and Vessel Holdings III, LLC (“Vessel III”).
On December 28, 2011, Prospect made a follow-on $1,250 equity investment in Energy Solutions and a $3,500 debt investment in Vessel. On November 25, 2013, Prospect restructured its investment in Freedom Marine. The $12,504 subordinated secured loan to Jettco Marine Services, LLC, a subsidiary of Freedom Marine, was replaced with a senior secured note to Vessel II. On December 3, 2013, Prospect made a $16,000 senior secured investment in Vessel III. Overall, the restructuring of Prospect's investment in Freedom Marine provided approximately $16,000 net new senior secured debt financing to support the acquisition of two new vessels. Prospect received $2,480 of structuring fees from Energy Solutions related to the Freedom Marine restructuring which was recognized as other income.
On June 4, 2014, Gas Solutions GP LLC and Gas Solutions LP LLC, two subsidiaries of Energy Solutions, merged with and into Freedom Marine, with Freedom Marine as the surviving entity. In June 2014, Freedom Marine Services Holdings, LLC was renamed Freedom Marine Solutions, LLC (continues as “Freedom Marine”); Vessel Holdings, LLC was renamed Vessel Company, LLC (continues as “Vessel”); Vessel Holdings II, LLC was renamed Vessel Company II, LLC (continues as “Vessel II”); and Vessel Holdings III, LLC was renamed Vessel Company III, LLC (continues as “Vessel III”).
On December 29, 2014, Freedom Marine reached a settlement for and received $5,174, net of third party obligations, related to the contingent earn-out from the sale of Gas Solutions in January 2012 which was retained by Freedom Marine. This is a final settlement and no further payments are expected from the sale.

The following interest payments were accrued and paid from Vessel to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2013	$161
Three Months Ended December 31, 2014	161
Six Months Ended December 31, 2013	324
Six Months Ended December 31, 2014	322
The following interest income recognized had not yet been paid by Vessel to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$2
December 31, 2014	2
The following interest payments were accrued and paid from Vessel II to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2013	$174
Three Months Ended December 31, 2014	432
Six Months Ended December 31, 2013	174
Six Months Ended December 31, 2014	864
The following interest income recognized had not yet been paid by Vessel II to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$5
December 31, 2014	5
The following interest payments were accrued and paid from Vessel III to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2013	$168
Three Months Ended December 31, 2014	532
Six Months Ended December 31, 2013	168
Six Months Ended December 31, 2014	1,063
The following interest income recognized had not yet been paid by Vessel III to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$6
December 31, 2014	6
The following managerial assistance payments were paid from Freedom Marine to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2013	$—
Three Months Ended December 31, 2014	150
Six Months Ended December 31, 2013	—
Six Months Ended December 31, 2014	150
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2014	$—
December 31, 2014	75

The following payments were paid from Freedom Marine to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Freedom Marine (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended December 31, 2013	$38
Three Months Ended December 31, 2014	—
Six Months Ended December 31, 2013	38
Six Months Ended December 31, 2014	—
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
On August 21, 2014, Prospect made an additional $2,000 investment in the first lien term loan to Gulf Coast to fund capital improvements to key forging equipment.
The following interest payments were accrued and paid from Gulf Coast to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2013	$349
Three Months Ended December 31, 2014	523
Six Months Ended December 31, 2013	349
Six Months Ended December 31, 2014	1,046
The following interest income recognized had not yet been paid by Gulf Coast to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$6
December 31, 2014	6
The following amounts were due from Gulf Coast to Prospect for reimbursement of expenses paid by Prospect on behalf of Gulf Coast and were included by Prospect within other receivables:

June 30, 2014	$342
December 31, 2014	1
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
On September 30, 2014, Prospect made a new $26,431 senior secured term loan to Harbortouch to support an acquisition. As part of the transaction, Prospect received $529 of structuring fees (which was recognized by Prospect as structuring fee income) and $50 of amendment fees.
On December 19, 2014, Prospect made an additional $1,292 equity investment in Harbortouch Class C voting units. This amount was deferred consideration stipulated in the original agreement.
The following dividends were declared and paid from Harbortouch to Harbortouch Holdings and recognized as dividend income by Prospect:

Three Months Ended December 31, 2013	$—
Three Months Ended December 31, 2014	13
Six Months Ended December 31, 2013	—
Six Months Ended December 31, 2014	27
The following interest payments were accrued and paid from Harbortouch to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2013	$—
Three Months Ended December 31, 2014	7,717
Six Months Ended December 31, 2013	—
Six Months Ended December 31, 2014	14,590
The following payment-in-kind interest from Harbortouch was capitalized and recognized by Prospect as interest income:

Three Months Ended December 31, 2013	$—
Three Months Ended December 31, 2014	1,929
Six Months Ended December 31, 2013	—
Six Months Ended December 31, 2014	3,857
The following interest income recognized had not yet been paid by Harbortouch to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$1,962
December 31, 2014	5,828
The following managerial assistance payments were paid from Harbortouch to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2013	$—
Three Months Ended December 31, 2014	125
Six Months Ended December 31, 2013	—
Six Months Ended December 31, 2014	250

The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2014	$125
December 31, 2014	125
The following payments were paid from Harbortouch to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Harbortouch (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended December 31, 2013	$—
Three Months Ended December 31, 2014	—
Six Months Ended December 31, 2013	—
Six Months Ended December 31, 2014	31
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
During the three months ended December 31, 2012, Prospect determined that the impairment of THS and VSA was other-than-temporary and decreased Prospect’s cost basis by $12,834 and recorded a realized loss of $12,117 for the amount that the amortized cost exceeded the fair value.
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
On June 30, 2012, AEH and Coalbed loans held by Manx with a cost basis of $7,991 were removed from Manx and contributed by Prospect to Wolf Energy Holdings Inc., a separate holding company wholly owned by Prospect. During the three months ended June 30, 2013, Prospect determined that the impairment of Manx was other-than-temporary and recorded a realized loss of $9,397 for the amount that the amortized cost exceeded the fair value, reducing the amortized cost to $500. During the three months ended December 31, 2014, Manx was dissolved and Prospect recorded a realized loss of $50, reducing the amortized cost to zero.

MITY, Inc.
Prospect owns 100% of the equity of MITY Holdings of Delaware Inc. (“MITY Delaware”), a Consolidated Holding Company. MITY Delaware holds 94.99% of the equity of MITY Enterprises, Inc. (“MITY”), with management of MITY owning the remaining 5.01% of the equity of MITY. MITY owns 100% of each of MITY-Lite, Inc. (“MITY-Lite”); Broda Enterprises USA, Inc. (“Broda USA”); and Broda Enterprises ULC (“Broda Canada”). MITY is a designer, manufacturer and seller of multipurpose room furniture and specialty healthcare seating products.
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
During the six months ended December 31, 2014, Prospect funded $2,500 of MITY's senior secured revolving facility.
The following dividends were declared and paid from MITY to MITY Delaware and recognized as dividend income by MITY Delaware:

Three Months Ended December 31, 2013	$467
Three Months Ended December 31, 2014	N/A
Six Months Ended December 31, 2013	467
Six Months Ended December 31, 2014	N/A
All dividends were paid from earnings and profits of MITY.
The following cash distributions were declared and paid from MITY to MITY Delaware and recognized as a return of capital by MITY Delaware:

Three Months Ended December 31, 2013	$136
Three Months Ended December 31, 2014	N/A
Six Months Ended December 31, 2013	136
Six Months Ended December 31, 2014	N/A

The following interest payments were accrued and paid from MITY Delaware to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2013	$1,054
Three Months Ended December 31, 2014	N/A
Six Months Ended December 31, 2013	1,191
Six Months Ended December 31, 2014	N/A
The following payment-in-kind interest from MITY Delaware was capitalized and recognized by Prospect as interest income:

Three Months Ended December 31, 2013	$527
Three Months Ended December 31, 2014	N/A
Six Months Ended December 31, 2013	595
Six Months Ended December 31, 2014	N/A
The following interest payments were accrued and paid from Broda Canada to MITY Delaware and recognized by Prospect as interest income:

Three Months Ended December 31, 2013	$—
Three Months Ended December 31, 2014	166
Six Months Ended December 31, 2013	—
Six Months Ended December 31, 2014	337
The following interest payments were accrued and paid from MITY to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2013	$466
Three Months Ended December 31, 2014	1,323
Six Months Ended December 31, 2013	527
Six Months Ended December 31, 2014	2,615
The following payment-in-kind interest from MITY was capitalized and recognized by Prospect as interest income:

Three Months Ended December 31, 2013	$—
Three Months Ended December 31, 2014	403
Six Months Ended December 31, 2013	—
Six Months Ended December 31, 2014	806
The following interest income recognized had not yet been paid by MITY to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$14
December 31, 2014	14
The following managerial assistance payments were paid from MITY to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2013	$75
Three Months Ended December 31, 2014	75
Six Months Ended December 31, 2013	75
Six Months Ended December 31, 2014	160

The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2014	$75
December 31, 2014	75
The following managerial assistance recognized had not yet been paid by MITY to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2014	$10
December 31, 2014	—
The following payments were paid from MITY Delaware to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to MITY Delaware (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended December 31, 2013	$167
Three Months Ended December 31, 2014	N/A
Six Months Ended December 31, 2013	478
Six Months Ended December 31, 2014	N/A
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

June 30, 2014	$75
December 31, 2014	N/A
The following amounts were due from MITY to Prospect for reimbursement of expenses paid by Prospect on behalf of MITY and were included by Prospect within other receivables:

June 30, 2014	$3
December 31, 2014	—
The following amounts were due to MITY from Prospect for reimbursement in excess of expenses and were included by Prospect within other liabilities. These amounts were subsequently utilized to pay other expenses by Prospect on behalf of MITY.

June 30, 2014	$8
December 31, 2014	3
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
NPRC was formed to hold for investment, operate, finance, lease, manage, and sell a portfolio of real estate assets and engage in any and all other activities as may be necessary, incidental or convenient to carry out the foregoing. NPRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties. NPRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity (the “JV”). Additionally, through its wholly-owned subsidiaries, NPRC invests in online consumer loans.

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
On December 31, 2013, Prospect made a $10,620 investment in NPH, of which $8,800 was a Senior Term Loan and $1,820 was used to purchase additional membership interests of NPH. The proceeds were utilized by NPH to purchase additional NPRC common equity for $10,620. The proceeds were utilized by NPRC to purchase a 93.0% ownership interest in APH Carroll Bartram Park, LLC for $10,288 and to pay $113 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), with $219 retained by NPRC for working capital. The JV was purchased for $38,000 which included debt financing and minority interest of $28,500 and $774, respectively. The remaining proceeds were used to pay $206 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), $1,038 of third party expenses, $5 of legal services provided by attorneys at Prospect Administration, and $304 of prepaid assets, with $9 retained by the JV for working capital.
Between January 7, 2014 and March 13, 2014, Prospect made a $14,000 investment in NPH, of which $11,900 was a Senior Term Loan and $2,100 was used to purchase additional membership interests of NPH. The proceeds were utilized by certain of NPRC's wholly-owned subsidiaries to purchase online consumer loans from a third party.
On January 31, 2014, Prospect made a $4,805 investment in NPH, of which $4,000 was a Senior Term Loan and $805 used to purchase additional membership interests of NPH. The proceeds were utilized by NPH to purchase additional NPRC common equity for $4,805. The proceeds were utilized by NPRC to purchase a 93.0% ownership interest in APH Carroll Atlantic Beach, LLC for $4,603 and to pay $52 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), with $150 retained by NPRC for working capital. The JV was purchased for $13,025 which included debt financing and minority interest of $9,118 and $346, respectively. The remaining proceeds were used to pay $92 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), $681 of third party expenses, $7 of legal services provided by attorneys at Prospect Administration, and $182 of prepaid assets, with $80 retained by the JV for working capital.
Effective as of April 1, 2014, Prospect made a new $104,460 senior term loan to NPRC. NPRC then distributed this amount to NPH as a return of capital which was used to pay down the Senior Term Loan from NPH by the same amount. Effective April 1, 2014, National Property Holdings Corp. was renamed National Property REIT Corp. (continues as “NPRC”).
Between April 3, 2014 and May 21, 2014, Prospect made an $11,000 investment in NPH and NPRC, of which $9,350 was a Senior Term Loan to NPRC and $1,650 was used to purchase additional membership interests of NPH. The proceeds were utilized by NPH to purchase additional NPRC common equity for $1,650. The proceeds were utilized by certain of NPRC's wholly-owned subsidiaries to purchase online consumer loans from a third party.
On July 1, 2014, Prospect began consolidating NPH. As a result, any transactions between NPH and Prospect are eliminated in consolidation and as such, transactions after July 1, 2014 are not presented below.
During the six months ended December 31, 2014, Prospect made twenty follow-on investments in NPRC totaling $114,500 to support the online lending initiative. Prospect invested $21,425 of equity through NPH and $93,075 of debt directly to NPRC. In addition, during the six months ended December 31, 2014, Prospect received partial repayments of $31,365 of the NPRC loan previously outstanding and $5,535 as a return of capital on the equity investment in NPRC.
During the six months ended December 31, 2014, APRC and UPRC transferred their investments in certain properties to NPRC. As a result, Prospect's investments in APRC and UPRC related to these properties also transferred to NPRC. The investments transferred consisted of $11,518 of equity and $75,030 of debt, including capitalized payment-in-kind interest of $2,640. There was no gain or loss realized on these transactions.
The following interest payments were accrued and paid by NPRC to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2013	$6
Three Months Ended December 31, 2014	6,634
Six Months Ended December 31, 2013	6
Six Months Ended December 31, 2014	9,943

The following payment-in-kind interest from NPRC was capitalized and recognized by Prospect as interest income:

Three Months Ended December 31, 2013	$3
Three Months Ended December 31, 2014	2,717
Six Months Ended December 31, 2013	3
Six Months Ended December 31, 2014	4,299
The following interest income recognized had not yet been paid by NPRC to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$—
December 31, 2014	82
The following royalty payments were paid from NPRC to Prospect and recognized by Prospect as other income:

Three Months Ended December 31, 2013	$—
Three Months Ended December 31, 2014	352
Six Months Ended December 31, 2013	—
Six Months Ended December 31, 2014	644
The following managerial assistance payments were paid from NPRC to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2013	$—
Three Months Ended December 31, 2014	127
Six Months Ended December 31, 2013	—
Six Months Ended December 31, 2014	255
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2014	$128
December 31, 2014	128
The following payments were paid from NPRC to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to NPRC (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended December 31, 2013	$—
Three Months Ended December 31, 2014	—
Six Months Ended December 31, 2013	—
Six Months Ended December 31, 2014	60
The following amounts were due from NPRC to Prospect for reimbursement of expenses paid by Prospect on behalf of NPRC and included by Prospect within other receivables:

June 30, 2014	$13
December 31, 2014	1

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
On September 30, 2014, Prospect made an additional $938 equity investment in Nationwide.
The following dividends were declared and paid from Nationwide to Nationwide Holdings and recognized as dividend income by Nationwide Holdings:

Three Months Ended December 31, 2013	$1,597
Three Months Ended December 31, 2014	N/A
Six Months Ended December 31, 2013	3,710
Six Months Ended December 31, 2014	N/A
The following dividends were declared and paid from Nationwide to Nationwide Holdings and recognized as dividend income by Prospect:

Three Months Ended December 31, 2013	$—
Three Months Ended December 31, 2014	634
Six Months Ended December 31, 2013	—
Six Months Ended December 31, 2014	1,305
All dividends were paid from earnings and profits of Nationwide.
The following interest payments were accrued and paid from Nationwide Holdings to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2013	$1,089
Three Months Ended December 31, 2014	N/A
Six Months Ended December 31, 2013	2,178
Six Months Ended December 31, 2014	N/A

The following interest payments were accrued and paid from Nationwide to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2013	$—
Three Months Ended December 31, 2014	757
Six Months Ended December 31, 2013	—
Six Months Ended December 31, 2014	1,515
The following payment-in-kind interest from Nationwide was capitalized and recognized by Prospect as interest income:

Three Months Ended December 31, 2013	$—
Three Months Ended December 31, 2014	379
Six Months Ended December 31, 2013	—
Six Months Ended December 31, 2014	757
The following interest income recognized had not yet been paid by Nationwide to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$8
December 31, 2014	8
The following royalty payments were paid from Nationwide Holdings to Prospect and recognized by Prospect as other income:

Three Months Ended December 31, 2013	$80
Three Months Ended December 31, 2014	N/A
Six Months Ended December 31, 2013	186
Six Months Ended December 31, 2014	N/A
The following managerial assistance payments were paid from Nationwide to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2013	$100
Three Months Ended December 31, 2014	100
Six Months Ended December 31, 2013	200
Six Months Ended December 31, 2014	200
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2014	$100
December 31, 2014	100
The following payments were paid from Nationwide to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Nationwide (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended December 31, 2013	$211
Three Months Ended December 31, 2014	4
Six Months Ended December 31, 2013	211
Six Months Ended December 31, 2014	4

The following amounts were due from Nationwide to Prospect for reimbursement of expenses paid by Prospect on behalf of Nationwide and were included by Prospect within other receivables:

June 30, 2014	$2
December 31, 2014	—
The following amounts were due to Nationwide from Prospect for reimbursement of expenses paid by Nationwide on behalf of Prospect and were included by Prospect within other liabilities:

June 30, 2014	$—
December 31, 2014	16
NMMB, Inc.
Prospect owns 100% of the equity of NMMB Holdings, Inc. (“NMMB Holdings”), a Consolidated Holding Company. NMMB Holdings owns 93.13% of the fully-diluted equity of NMMB, Inc. (“NMMB,” previously NMMB Acquisition, Inc.), with NMMB management owning the remaining 6.87% of the equity. NMMB owns 100% of Refuel Agency, Inc. (“Refuel Agency”). Refuel Agency owns 100% of Armed Forces Communications, Inc. (“Armed Forces”). NMMB is an advertising media buying business.
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
On October 1, 2014, Prospect made an additional $383 equity investment in NMMB Series B Preferred Stock, increasing Prospect's ownership to 93.13%.
The following interest payments were accrued and paid from NMMB Holdings to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2013	$85
Three Months Ended December 31, 2014	N/A
Six Months Ended December 31, 2013	192
Six Months Ended December 31, 2014	N/A

The following interest payments were accrued and paid from NMMB to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2013	$534
Three Months Ended December 31, 2014	110
Six Months Ended December 31, 2013	1,105
Six Months Ended December 31, 2014	263
The following interest income recognized had not yet been paid by NMMB to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$1
December 31, 2014	1
The following interest payments were accrued and paid from Armed Forces to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2013	$—
Three Months Ended December 31, 2014	250
Six Months Ended December 31, 2013	—
Six Months Ended December 31, 2014	504
The following interest income recognized had not yet been paid by Armed Forces to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$3
December 31, 2014	3
The following managerial assistance payments were paid from NMMB to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2013	$—
Three Months Ended December 31, 2014	—
Six Months Ended December 31, 2013	100
Six Months Ended December 31, 2014	—
The following managerial assistance recognized had not yet been paid by NMMB to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2014	$300
December 31, 2014	500
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
The following dividends were declared and paid from R-V to Prospect and recognized as dividend income by Prospect:

Three Months Ended December 31, 2013	$877
Three Months Ended December 31, 2014	75
Six Months Ended December 31, 2013	951
Six Months Ended December 31, 2014	149
All dividends were paid from earnings and profits of R-V.
The following interest payments were accrued and paid from R-V to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2013	$820
Three Months Ended December 31, 2014	760
Six Months Ended December 31, 2013	1,639
Six Months Ended December 31, 2014	1,520
The following managerial assistance payments were paid from R-V to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2013	$45
Three Months Ended December 31, 2014	45
Six Months Ended December 31, 2013	90
Six Months Ended December 31, 2014	90
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2014	$45
December 31, 2014	15
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
UPRC was formed to hold for investment, operate, finance, lease, manage, and sell a portfolio of real estate assets and engage in any and all other activities as may be necessary, incidental or convenient to carry out the foregoing. UPRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties. UPRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity (the “JV”).
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

On June 4, 2014, Prospect made a $1,405 investment in UPH to purchase additional membership interests of UPH, which was revised to $1,420 on July 1, 2014. The proceeds were utilized by UPH to purchase additional UPRC common equity for $1,420. The proceeds were utilized by UPRC to acquire the real property located at 1201 West College, Marshall, MO (“Taco Bell, MO”) for $1,405 and pay $15 of third party expenses.
On July 1, 2014, Prospect began consolidating UPH. As a result, any transactions between UPH and Prospect are eliminated in consolidation and as such, transactions after July 1, 2014 are not presented below.
On August 19,  2014 and August 27, 2014, Prospect made a combined $10,670 investment in UPRC, of which $9,389 was a Senior Term Loan directly to UPRC and $1,281 was used to purchase additional common equity of UPRC through UPH. The proceeds were utilized by UPRC to purchase an 85.0% ownership interest in Michigan Storage, LLC for $10,579, with $42 retained by UPRC for working capital and $49 restricted for future property acquisitions. The JV was purchased for $38,275 which included debt financing and minority interest of $28,705 and $1,867, respectively. The remaining proceeds were used to pay $210 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), $2,589 of third party expenses, and $77 for legal services provided by attorneys at Prospect Administration. The investment was subsequently contributed to NPRC.
On September 29, 2014, Prospect made a $22,618 investment in UPRC, of which $19,225 was a Senior Term Loan and $3,393 was used to purchase additional common equity of UPRC through UPH. The proceeds were utilized by UPRC to purchase a 92.5% ownership interest in Canterbury Green Apartments Holdings, LLC for $22,036, with $582 retained by UPRC for working capital. The JV was purchased for $85,500 which included debt financing and minority interest of $65,825 and $1,787, respectively. The remaining proceeds were used to pay $432 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), $2,135 of third party expenses, $82 for legal services provided by attorneys at Prospect Administration, and $1,249 of prepaid assets, with $250 retained by the JV for working capital.
On September 30, 2014 and October 29, 2014, Prospect made a combined $22,688 investment in UPRC, of which $19,290 was a Senior Term Loan and $3,398 was used to purchase additional common equity of UPRC through UPH. The proceeds were utilized by UPRC to purchase a 66.2% ownership interest in Columbus OH Apartment Holdco, LLC for $21,992 and to pay $241 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), with $455 retained by UPRC for working capital. The JV was purchased for $114,377 which included debt financing and minority interest of $97,902 and $11,250, respectively. The remaining proceeds were used to pay $440 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), $7,055 of third party expenses, $180 for legal services provided by attorneys at Prospect Administration, $6,778 in pre-funded capital expenditures, and $1,658 of prepaid assets.
On October 23, 2014, UPRC transferred its investment in certain properties to NPRC. As a result, Prospect's investment in UPRC related to these properties also transferred to NPRC. The investments transferred consisted of $1,281 of equity and $9,444 of debt, including capitalized payment-in-kind interest of $54. There was no gain or loss realized on these transactions.
On November 12, 2014, Prospect made a $669 investment in UPRC, of which $569 was a Senior Term Loan and $100 was used to purchase additional common equity of UPRC through UPH. The proceeds were utilized by UPRC to purchase additional ownership interest in South Atlanta Portfolio Holding Company, LLC for $667, with $2 retained by UPRC for working capital. The minority interest holder also invested an additional $53 in the JV. The proceeds were used by the JV to fund $707 of capital expenditures and pay $13 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income).
The following interest payments were accrued and paid by UPRC to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2013	$—
Three Months Ended December 31, 2014	1,767
Six Months Ended December 31, 2013	—
Six Months Ended December 31, 2014	2,460
The following payment-in-kind interest from UPRC was capitalized and recognized by Prospect as interest income:

Three Months Ended December 31, 2013	$—
Three Months Ended December 31, 2014	845
Six Months Ended December 31, 2013	—
Six Months Ended December 31, 2014	1,177

The following interest income recognized had not yet been paid by UPRC to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$6
December 31, 2014	19
The following royalty payments were paid from UPRC to Prospect and recognized by Prospect as other income:

Three Months Ended December 31, 2013	$—
Three Months Ended December 31, 2014	247
Six Months Ended December 31, 2013	—
Six Months Ended December 31, 2014	320
The following managerial assistance payments were paid from UPRC to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2013	$—
Three Months Ended December 31, 2014	50
Six Months Ended December 31, 2013	—
Six Months Ended December 31, 2014	100
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2014	$50
December 31, 2014	50
The following payments were paid from UPRC to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to UPRC (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended December 31, 2013	$—
Three Months Ended December 31, 2014	14
Six Months Ended December 31, 2013	—
Six Months Ended December 31, 2014	73
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
On December 31, 2012, Prospect initially invested $52,098 (including 4,141,547 common shares of Prospect at a fair value of $44,650) in exchange for $32,572 was in the form of a senior secured note to Valley Holdings I, a $10,000 senior secured note to Valley (discussed below) and $9,526 to purchase the common stock of Valley Holdings I. The proceeds were partially utilized by Valley Holdings I to purchase 100% of Valley Holdings II common stock for $40,528. The remaining proceeds at Valley Holdings I were used to pay $977 of structuring fees from Valley Holdings I to Prospect (which were recognized by Prospect as structuring fee income), $345 for legal services provided by attorneys at Prospect Administration and $248 was retained by Valley Holdings I for working capital. The $40,528 of proceeds received by Valley Holdings II were subsequently used to purchase 96.3% of Valley's common stock. Valley management provided a $1,500 co-investment in Valley.

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
On June 24, 2014, Valley Holdings II and management of Valley formed Valley Electric and contributed their shares of Valley stock to Valley Electric. Valley management made an additional equity investment in Valley Electric, reducing our ownership to 94.99%. Prospect made a new $20,471 senior secured loan to Valley Electric. Valley Electric then distributed this amount to Valley Holdings I, via Valley Holdings II, as a return of capital which was used to pay down the senior secured note of Valley Holdings I by the same amount. The remaining principal amount of the senior secured note, $16,754, was then contributed to the capital of Valley Holdings I.
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
The following dividends were declared and paid from Valley to Valley Holdings II, which were subsequently distributed to and recognized as dividend income by Valley Holdings I:

Three Months Ended December 31, 2013	$856
Three Months Ended December 31, 2014	N/A
Six Months Ended December 31, 2013	1,436
Six Months Ended December 31, 2014	N/A
All dividends were paid from earnings and profits of Valley and Valley Holdings II.
The following amounts were paid from Valley to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended December 31, 2013	$50
Three Months Ended December 31, 2014	—
Six Months Ended December 31, 2013	100
Six Months Ended December 31, 2014	—
The following interest payments were accrued and paid from Valley Holdings I to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2013	$1,603
Three Months Ended December 31, 2014	N/A
Six Months Ended December 31, 2013	3,179
Six Months Ended December 31, 2014	N/A
The following payment-in-kind interest from Valley Holdings I was capitalized and recognized by Prospect as interest income:

Three Months Ended December 31, 2013	$802
Three Months Ended December 31, 2014	N/A
Six Months Ended December 31, 2013	1,585
Six Months Ended December 31, 2014	N/A
The following interest payments were accrued and paid from Valley Electric to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2013	$—
Three Months Ended December 31, 2014	986
Six Months Ended December 31, 2013	—
Six Months Ended December 31, 2014	1,934

The following payment-in-kind interest from Valley Electric was capitalized and recognized by Prospect as interest income:

Three Months Ended December 31, 2013	$—
Three Months Ended December 31, 2014	445
Six Months Ended December 31, 2013	—
Six Months Ended December 31, 2014	881
The following interest income recognized had not yet been paid by Valley Electric to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$45
December 31, 2014	552
The following interest payments were accrued and paid from Valley to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2013	$270
Three Months Ended December 31, 2014	273
Six Months Ended December 31, 2013	542
Six Months Ended December 31, 2014	544
The following payment-in-kind interest from Valley was capitalized and recognized by Prospect as interest income:

Three Months Ended December 31, 2013	$64
Three Months Ended December 31, 2014	65
Six Months Ended December 31, 2013	129
Six Months Ended December 31, 2014	130
The following interest income recognized had not yet been paid by Valley to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$3
December 31, 2014	3
The following royalty payments were paid from Valley Holdings I to Prospect and recognized by Prospect as other income:

Three Months Ended December 31, 2013	$43
Three Months Ended December 31, 2014	N/A
Six Months Ended December 31, 2013	72
Six Months Ended December 31, 2014	N/A
The following managerial assistance payments were paid from Valley to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2013	$75
Three Months Ended December 31, 2014	75
Six Months Ended December 31, 2013	150
Six Months Ended December 31, 2014	150
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2014	$75
December 31, 2014	75

The following payments were paid from Valley Electric to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Valley Electric (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended December 31, 2013	$86
Three Months Ended December 31, 2014	18
Six Months Ended December 31, 2013	86
Six Months Ended December 31, 2014	18
Wolf Energy, LLC
Prospect owns 100% of the equity of Wolf Energy Holdings Inc. (“Wolf Energy Holdings”), a Consolidated Holding Company. Wolf Energy Holdings owns 100% of each of Appalachian Energy Holdings, LLC (“AEH”); Coalbed, LLC (“Coalbed”); and Wolf Energy, LLC (“Wolf Energy”). AEH owns 100% of C&S Operating, LLC.
Wolf Energy Holdings is a holding company formed to hold 100% of the outstanding membership interests of each of AEH and Coalbed. The membership interests and associated operating company debt of AEH and Coalbed, which were previously owned by Manx Energy, Inc. (“Manx”), were assigned to Wolf Energy Holdings effective June 30, 2012. The purpose of assignment was to remove those activities from Manx deemed non-core by the Manx convertible debt investors who were not interested in funding those operations. On June 30, 2012, AEH and Coalbed loans with a cost basis of $7,991 were assigned by Prospect to Wolf Energy Holdings from Manx.
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
On February 27, 2013, Prospect made a $50 senior secured debt investment senior secured to East Cumberland, L.L.C., a former wholly-owned subsidiary of AEH with AEH as guarantor. Proceeds were used to pay off vendors.
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
During the three months ended September 30, 2014, Prospect determined that the impairment of AEH was other-than temporary and recorded a loss of $2,041, reducing the amortized cost to zero. On November 21, 2014, Coalbed merged with and into Wolf Energy, with Wolf Energy as the surviving entity. During the three months ended December 31, 2014, Prospect determined that the impairment of the Coalbed debt assumed by Wolf Energy was other-than-temporary and recorded a realized loss of $5,991, reducing the amortized cost to zero.
There was no income recognized by Prospect from the time Wolf Energy Holdings became a controlled company through December 31, 2014 due to the non-accrual status.

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
Note 16. Financial Highlights
The following is a schedule of financial highlights for the three and six months ended December 31, 2014 and December 31, 2013:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Per Share Data
Net asset value at beginning of period	$10.47	$10.72	$10.56	$10.72
Net investment income(1)	0.26	0.32	0.53	0.64
Net realized loss(1)	(0.38)	(0.02)	(0.45)	(0.01)
Net change in unrealized appreciation (depreciation) on investments(1)	0.36	—	0.41	(0.03)
Dividends to shareholders	(0.33)	(0.33)	(0.66)	(0.66)
Common stock transactions(2)	(0.03)	0.04	(0.04)	0.07
Net asset value at end of period	$10.35	$10.73	$10.35	$10.73

Per share market value at end of period	$8.26	$11.22	$8.26	$11.22
Total return based on market value(3)	(13.53%)	3.40%	(16.94%)	10.13%
Total return based on net asset value(3)	2.45%	3.03%	4.77%	6.10%
Shares of common stock outstanding at end of period	358,250,121	301,259,436	358,250,121	301,259,436
Weighted average shares of common stock outstanding	354,100,179	287,016,433	348,729,620	272,550,293

Ratios/Supplemental Data
Net assets at end of period	$3,709,077	$3,231,099	$3,709,077	$3,231,099
Portfolio turnover rate	3.50%	5.41%	17.13%	9.24%
Annualized ratio of operating expenses to average net assets	11.70%	11.19%	11.74%	11.18%
Annualized ratio of net investment income to average net assets	9.93%	12.01%	10.14%	11.86%

(1)	Financial highlights are based on the weighted average number of common shares outstanding for the period presented (except for dividends to shareholders which is based on actual rate per share).

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

Note 17. Selected Quarterly Financial Data (Unaudited)
The following table sets forth selected financial data for each quarter within the three years ending June 30, 2015.

	Investment Income		Net Investment Income		Net Realized and Unrealized Losses		Net Increase in Net Assets from Operations
Quarter Ended	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)
September 30, 2012	123,636	0.76	74,027	0.46	(26,778)	(0.17)	47,249	0.29
December 31, 2012	166,035	0.85	99,216	0.51	(52,727)	(0.27)	46,489	0.24
March 31, 2013	120,195	0.53	59,585	0.26	(15,156)	(0.07)	44,429	0.20
June 30, 2013	166,470	0.68	92,096	0.38	(9,407)	(0.04)	82,689	0.34

September 30, 2013	161,034	0.62	82,337	0.32	(2,437)	(0.01)	79,900	0.31
December 31, 2013	178,090	0.62	92,215	0.32	(6,853)	(0.02)	85,362	0.30
March 31, 2014	190,327	0.60	98,523	0.31	(16,422)	(0.06)	82,101	0.26
June 30, 2014	182,840	0.54	84,148	0.25	(12,491)	(0.04)	71,657	0.21

September 30, 2014	202,021	0.59	94,463	0.28	(10,355)	(0.04)	84,108	0.24
December 31, 2014	198,883	0.56	91,325	0.26	(5,355)	(0.02)	85,970	0.24

(1)
Per share amounts are calculated using the weighted average number of common shares outstanding for the period presented. As such, the sum of the quarterly per share amounts above will not necessarily equal the per share amounts for the fiscal year.

Note 18. Subsequent Events
On January 15, 2015, we redeemed $20,791 aggregate principal amount of our Prospect Capital InterNotes®.
On January 15, 2015, we provided notice of our intent to redeem $17,505 aggregate principal amount of our Prospect Capital InterNotes® on February 15, 2015.
On January 16, 2015, we made a $13,871 follow-on investment in NPRC to acquire five additional properties in Michigan Storage, LLC, a portfolio of twelve self-storage facilities located in Michigan. We invested $2,061 of equity through NPH and $11,810 of debt directly to NPRC.
On January 16, 2015, we increased total commitments to our Revolving Credit Facility by $75,000 to $885,000 in the aggregate. The $75,000 commitment comes from a new lender, increasing the number of lenders in our Revolving Credit Facility to 22.
On January 22, 2015, we issued 151,538 shares of our common stock in connection with the dividend reinvestment plan.
On January 30, 2015, we repurchased $8,000 of the 2020 Notes at a price of 93.0, including commissions.
During the period from January 1, 2015 through February 4, 2015, we issued $17,558 in aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $17,268. In addition, we sold $5,601 in aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $5,509 with expected closing on February 5, 2015.
During the period from January 1, 2015 through February 4, 2015, our wholly-owned subsidiary PSBL purchased $11,195 of small business whole loans from OnDeck.
During the period from January 1, 2015 through February 4, 2015, we made three follow-on investments in NPRC totaling $15,000 to support the online lending initiative. We invested $4,500 of equity through NPH and $10,500 of debt directly to NPRC.

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
On May 15, 2007, we formed a wholly-owned subsidiary Prospect Capital Funding LLC (“PCF”), a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the revolving credit facility at PCF. Our wholly-owned subsidiary Prospect Small Business Lending, LLC (“PSBL”) was formed on January 27, 2014 and purchases small business whole loans on a recurring basis from online small business loan originators, including On Deck Capital, Inc. (“OnDeck”) and Direct Capital Corporation (“Direct Capital”). On September 30, 2014, we formed a wholly-owned subsidiary Prospect Yield Corporation, LLC (“PYC”) and effective October 23, 2014, PYC holds our investments in collateralized loan obligations (“CLOs”). Each of these subsidiaries have been consolidated since operations commenced.
Effective July 1, 2014, we began consolidating certain of our wholly-owned and substantially wholly-owned holding companies formed by us in order to facilitate our investment strategy. The following companies have been included in our consolidated financial statements since July 1, 2014: AMU Holdings Inc.; APH Property Holdings, LLC; Arctic Oilfield Equipment USA, Inc.; CCPI Holdings Inc.; CP Holdings of Delaware LLC; Credit Central Holdings of Delaware, LLC; Energy Solutions Holdings Inc.; First Tower Holdings of Delaware LLC; Harbortouch Holdings of Delaware Inc.; MITY Holdings of Delaware Inc.; Nationwide Acceptance Holdings LLC; NMMB Holdings, Inc.; NPH Property Holdings, LLC; STI Holding, Inc.; UPH Property Holdings, LLC; Valley Electric Holdings I, Inc.; Valley Electric Holdings II, Inc.; and Wolf Energy Holdings Inc. On October 10, 2014, concurrent with the sale of the operating company, our ownership increased to 100% of the outstanding equity of ARRM Services, Inc. which was renamed SB Forging Company, Inc. (“SB Forging”). As such, we began consolidating SB Forging on October 11, 2014. We collectively refer to these entities as the “Consolidated Holding Companies.”
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
Investments in Structured Credit – We make investments in CLOs, generally taking a significant position in the subordinated interests (equity) of the CLOs. The CLOs include a diversified portfolio of broadly syndicated loans and do not have direct exposure to real estate, mortgages, sub-prime debt or consumer based debt. The CLOs in which we invest are managed by top-tier collateral managers that have been thoroughly diligenced prior to investment. This strategy has comprised approximately 10%-20% of our business.
Real Estate Investments – We make investments in real estate through our three wholly-owned tax-efficient real estate investment trusts ("REITs"), American Property REIT Corp. ("APRC"), National Property REIT Corp. ("NPRC") and United Property REIT Corp. ("UPRC" and collectively with APRC and NPRC, "our REITs"). Our real estate investments are in various classes of fully developed and occupied real estate properties that generate current yields. We seek to identify properties that have historically high occupancy and steady cash flow generation. Our REITs partner with established property managers with experience in managing the property type to manage such properties after acquisition. This is a more recent investment strategy that has comprised approximately 5%-10% of our business.
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
Aircraft Leasing – We invest debt as well as equity in aircraft assets subject to commercial leases to credit-worthy airlines across the globe. These investments present attractive return opportunities due to cash flow consistency from long-lived assets coupled with hard asset collateral. We seek to deliver risk-adjusted returns with strong downside protection by analyzing relative value characteristics across the spectrum of aircraft types of all vintages. Our target portfolio includes both in-production and out-of-production jet and turboprop aircraft and engines, operated by airlines across the globe. This strategy comprised approximately 1.5% of our business in the fiscal year ended June 30, 2014 and less than 1% as of December 31, 2014.
Online Lending – We make investments in loans originated by certain consumer loan and small and medium sized business (“SME”) originators. We purchase each loan in its entirety (i.e., a “whole loan”). The borrowers are consumers and SMEs. The loans are typically serviced by the originators of the loans. This strategy comprised approximately 1% of our business in the fiscal year ended June 30, 2014 and less than 2% as of December 31, 2014.
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

We hold many of our control investments in a two-tier structure consisting of a holding company and one or more related operating companies for tax purposes. These holding companies serve various business purposes including concentration of management teams, optimization of third party borrowing costs, improvement of supplier, customer, and insurance terms, and enhancement of co-investments by the management teams. In these cases, our investment in the holding company, generally as equity, its equity investment in the operating company and along with any debt from us directly to the operating company structure represents our total exposure for the investment. As of December 31, 2014, as shown in our Consolidated Schedule of Investments, the cost basis and fair value of our investments in controlled companies is $1,714,686 and $1,723,749, respectively. This structure gives rise to several of the risks described in our public documents and highlighted in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2014. On July 1, 2014, we began consolidating all wholly-owned and substantially wholly-owned holding companies formed by us for the purpose of holding our controlled investments in operating companies. There were no significant effects of consolidating these holding companies as they hold minimal assets other than their investments in the controlled operating companies. Investment company accounting prohibits the consolidation of any operating companies.
We seek to be a long-term investor with our portfolio companies. The aggregate fair value of our portfolio investments was $6,523,723 and $6,253,739 as of December 31, 2014 and June 30, 2014, respectively. During the six months ended December 31, 2014, our net cost of investments increased by $129,681, or 2.0%, as a result of the following: eleven new investments, several follow-on investments, and eight revolver advances totaling $1,399,623 (including structuring fees of $15,081); payment-in-kind interest of $10,287; net amortization of discounts and premiums of $37,332; and full repayments on eight investments, sale of ten investments, and several partial prepayments and amortization payments totaling $1,086,884, net of realized losses totaling $156,013.
Compared to the end of last fiscal year (ended June 30, 2014), net assets increased by $90,895, or 2.5%, during the six months ended December 31, 2014, from $3,618,182 to $3,709,077. This increase resulted from the issuance of new shares of our common stock (less offering costs) in the amount of $145,597, dividend reinvestments of $7,669, and $170,078 from operations. These increases, in turn, were offset by $232,449 in dividend distributions to our stockholders. The $170,078 from operations is net of the following: net investment income of $185,788, net realized loss of $156,013, and net change in unrealized appreciation on investments of $140,303.
Second Quarter Highlights
Investment Transactions
During the three months ended December 31, 2014, we acquired $213,470 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $298,335, funded $6,500 of revolver advances, and recorded PIK interest of $4,400, resulting in gross investment originations of $522,705. During the three months ended December 31, 2014, we received full repayments on two investments, sold six investments, and received several partial prepayments and amortization payments totaling $223,740. The more significant of these transactions are discussed in "Portfolio Investment Activity."
Debt and Equity
On November 4, 2014, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $4,926,533 of additional debt and equity securities in the public market as of December 31, 2014.
Debt Issuances and Redemptions
During the three months ended December 31, 2014, we issued $21,789 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $21,429. These notes were issued with a stated interest rate of 4.25%. These notes mature between May 15, 2020 and June 15, 2020.
During the three months ended December 31, 2014, we redeemed $18,220 aggregate principal amount of our Prospect Capital InterNotes® in order to reduce interest costs on such debt and repaid $3,922 aggregate principal amount of our Prospect Capital InterNotes® in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus.
Equity Issuances
During the three months ended December 31, 2014, we sold 9,308,776 shares of our common stock at an average price of $9.70 per share, and raised $90,252 of gross proceeds, under our at-the-market offering program (the "ATM Program"). Net proceeds were $89,510 after commissions to the broker-dealer on shares sold and offering costs.
On October 22, 2014, November 20, 2014 and December 18, 2014, we issued 138,721, 136,076 and 162,173 shares of our common stock in connection with the dividend reinvestment plan, respectively.

Dividends
On December 8, 2014, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•	$0.08333 per share for February 2015 to holders of record on February 27, 2015 with a payment date of March 19, 2015;

•	$0.08333 per share for March 2015 to holders of record on March 31, 2015 with a payment date of April 23, 2015; and

•	$0.08333 per share for April 2015 to holders of record on April 30, 2015 with a payment date of May 21, 2015.
Spin-Offs of Certain Business Strategies
On November 6, 2014, we announced that we intend to spin off certain "pure play" business strategies to our shareholders. We initially intend on focusing our spin-off efforts on three separate companies consisting of portions of our (i) CLO structured credit business, (ii) online consumer lending business, and (iii) real estate business. The size and likelihood of such spin-offs, which may be partial rather than complete spin-offs, remain to be determined. We may seek to file non-registered investment company spin-offs with confidential treatment with parallel registration progress to be made in the coming weeks toward the goal of consummating these initial spin-offs in mid 2015. The consummation of any of the spin-offs depends upon, among other things: market conditions, regulatory and exchange listing approval, and sufficient investor interest, and there can be no guarantee that we will consummate any of these spin-offs. Since the announcement, we have continued the process including preparation of separate annual financial statements for the entities to be spun off and preparing documents for the registration process.
Investment Holdings
As of December 31, 2014, we continue to pursue our investment strategy. At December 31, 2014, approximately $6,523,723, or 176.0%, of our net assets are invested in 134 long-term portfolio investments and CLOs.
During the six months ended December 31, 2014, we originated $1,409,910 of new investments, primarily composed of $1,053,340 of debt and equity financing to non-controlled investments, $217,728 of debt and equity financing to controlled investments, and $138,842 of subordinated notes in CLOs. Our origination efforts are focused primarily on secured lending to non-control investments to reduce the risk in the portfolio by investing primarily in first lien loans, though we also continue to close select junior debt and equity investments. Our annualized current yield was 12.1% and 12.3% as of June 30, 2014 and December 31, 2014, respectively, across all performing interest bearing investments. The increase in our current yield is primarily the result of an increase in the interest rate for First Tower, LLC and increased investments in small business whole loans. Monetization of equity positions that we hold and loans on non-accrual status are not included in this yield calculation. In many of our portfolio companies we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.
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
As of December 31, 2014, we own controlling interests in the following portfolio companies: American Property REIT Corp.; Arctic Energy Services, LLC; CCPI Inc.; CP Energy Services Inc.; Credit Central Loan Company, LLC; Echelon Aviation LLC; First Tower Finance Company LLC; Freedom Marine Solutions, LLC; Gulf Coast Machine & Supply Company; Harbortouch Payments, LLC; The Healing Staff, Inc.; MITY, Inc.; National Property REIT Corp.; Nationwide Acceptance LLC; NMMB, Inc.; R-V Industries, Inc.; United Property REIT Corp.; Valley Electric Company, Inc.; and Wolf Energy, LLC. We also own an affiliated interest in BNN Holdings Corp.

The following shows the composition of our investment portfolio by level of control as of December 31, 2014 and June 30, 2014:

	December 31, 2014				June 30, 2014
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Control Investments	$1,714,686	26.4%	$1,723,749	26.4%	$1,719,242	27.0%	$1,640,454	26.2%
Affiliate Investments	45,788	0.7%	46,106	0.7%	31,829	0.5%	32,121	0.5%
Non-Control/Non-Affiliate Investments	4,740,729	72.9%	4,753,868	72.9%	4,620,451	72.5%	4,581,164	73.3%
Total Investments	$6,501,203	100.0%	$6,523,723	100.0%	$6,371,522	100.0%	$6,253,739	100.0%
The following shows the composition of our investment portfolio by type of investment as of December 31, 2014 and June 30, 2014:

	December 31, 2014				June 30, 2014
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Revolving Line of Credit	$11,350	0.1%	$11,350	0.1%	$3,445	0.1%	$2,786	—%
Senior Secured Debt	3,632,113	55.9%	3,581,527	54.9%	3,578,339	56.2%	3,514,198	56.2%
Subordinated Secured Debt	1,329,498	20.5%	1,315,764	20.2%	1,272,275	20.0%	1,200,221	19.2%
Subordinated Unsecured Debt	93,209	1.4%	93,209	1.4%	85,531	1.3%	85,531	1.4%
Small Business Loans	25,443	0.4%	23,319	0.4%	4,637	0.1%	4,252	0.1%
CLO Debt	28,362	0.4%	33,377	0.5%	28,118	0.4%	33,199	0.5%
CLO Residual Interest	1,044,264	16.1%	1,089,906	16.7%	1,044,656	16.4%	1,093,985	17.5%
Preferred Stock	42,695	0.7%	4,377	0.1%	80,096	1.3%	10,696	0.2%
Common Stock	269,678	4.1%	338,966	5.2%	84,768	1.3%	80,153	1.3%
Membership Interest	17,029	0.3%	18,748	0.3%	187,384	2.9%	217,763	3.5%
Net Profits Interest	—	—%	29	—%	—	—%	213	—%
Escrow Receivable	5,880	0.1%	7,803	0.1%	—	—%	1,589	—%
Warrants	1,682	—%	5,348	0.1%	2,273	—%	9,153	0.1%
Total Investments	$6,501,203	100.0%	$6,523,723	100.0%	$6,371,522	100.0%	$6,253,739	100.0%

The following shows our investments in interest bearing securities by type of investment as of December 31, 2014 and June 30, 2014:

	December 31, 2014				June 30, 2014
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien	$3,643,463	59.1%	$3,592,877	58.5%	$3,581,784	59.5%	$3,516,984	59.3%
Second Lien	1,329,498	21.6%	1,315,764	21.4%	1,272,275	21.1%	1,200,221	20.2%
Unsecured	93,209	1.5%	93,209	1.5%	85,531	1.4%	85,531	1.4%
Small Business Loans	25,443	0.4%	23,319	0.4%	4,637	0.1%	4,252	0.1%
CLO Debt	28,362	0.5%	33,377	0.5%	28,118	0.5%	33,199	0.6%
CLO Residual Interest	1,044,264	16.9%	1,089,906	17.7%	1,044,656	17.4%	1,093,985	18.4%
Total Debt Investments	$6,164,239	100.0%	$6,148,452	100.0%	$6,017,001	100.0%	$5,934,172	100.0%
The following shows the composition of our investment portfolio by geographic location as of December 31, 2014 and June 30, 2014:

	December 31, 2014				June 30, 2014
Geographic Location	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Canada	$15,000	0.2%	$15,000	0.2%	$15,000	0.2%	$15,000	0.2%
Cayman Islands	1,072,626	16.5%	1,123,283	17.2%	1,072,774	16.8%	1,127,184	18.0%
France	10,144	0.2%	10,250	0.2%	10,170	0.2%	10,339	0.2%
Midwest US	720,926	11.1%	716,148	11.0%	787,482	12.4%	753,543	12.0%
Northeast US	1,124,141	17.3%	1,140,498	17.5%	1,224,403	19.2%	1,181,533	18.9%
Puerto Rico	41,109	0.6%	36,614	0.5%	41,307	0.7%	36,452	0.6%
Southeast US	1,565,767	24.1%	1,572,287	24.1%	1,491,554	23.4%	1,461,516	23.4%
Southwest US	946,380	14.6%	937,944	14.4%	759,630	11.9%	737,271	11.8%
Western US	1,005,110	15.4%	971,699	14.9%	969,202	15.2%	930,901	14.9%
Total Investments	$6,501,203	100.0%	$6,523,723	100.0%	$6,371,522	100.0%	$6,253,739	100.0%

The following shows the composition of our investment portfolio by industry as of December 31, 2014 and June 30, 2014:

	December 31, 2014				June 30, 2014
Industry	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Aerospace & Defense	$70,859	1.1%	$67,690	1.0%	$102,803	1.6%	$102,967	1.6%
Auto Finance	—	—%	—	—%	11,139	0.2%	11,139	0.2%
Automobile	12,369	0.2%	12,859	0.2%	22,296	0.4%	22,452	0.4%
Business Services	645,615	9.9%	676,956	10.4%	598,940	9.4%	611,286	9.8%
Chemicals	19,679	0.3%	20,000	0.3%	19,648	0.3%	19,713	0.3%
Commercial Services	199,479	3.1%	190,945	2.9%	301,610	4.7%	301,610	4.8%
Construction & Engineering	57,795	0.9%	28,576	0.4%	56,860	0.9%	33,556	0.5%
Consumer Finance	423,868	6.5%	441,041	6.8%	425,497	6.7%	434,348	6.9%
Consumer Services	210,360	3.2%	204,444	3.1%	502,862	7.9%	504,647	8.1%
Contracting	3,831	0.1%	—	—%	3,831	0.1%	—	—%
Diversified Financial Services(1)	148,052	2.3%	145,928	2.2%	42,574	0.7%	42,189	0.7%
Durable Consumer Products	381,256	5.9%	372,907	5.7%	377,205	5.9%	375,329	6.0%
Energy	68,035	1.0%	57,372	0.9%	77,379	1.2%	67,637	1.1%
Food Products	371,530	5.7%	371,204	5.7%	173,375	2.7%	174,603	2.8%
Healthcare	414,242	6.4%	410,671	6.3%	329,408	5.2%	326,142	5.2%
Hotels, Restaurants & Leisure	164,167	2.5%	164,360	2.5%	132,193	2.1%	132,401	2.1%
Machinery	396	—%	566	—%	396	—%	621	—%
Manufacturing	156,710	2.4%	138,237	2.1%	204,394	3.2%	171,577	2.7%
Media	360,667	5.5%	343,371	5.3%	362,738	5.7%	344,278	5.5%
Metal Services & Minerals	48,408	0.7%	52,775	0.8%	48,402	0.8%	51,977	0.8%
Oil & Gas Production	230,700	3.6%	235,544	3.6%	283,490	4.4%	248,494	4.0%
Personal & Nondurable Consumer Products	212,773	3.3%	208,624	3.2%	10,604	0.2%	11,034	0.2%
Pharmaceuticals	77,096	1.2%	76,186	1.2%	78,069	1.2%	73,690	1.2%
Property Management	5,880	0.1%	3,678	0.1%	57,500	0.9%	45,284	0.7%
Real Estate	492,955	7.6%	527,627	8.1%	353,506	5.5%	355,236	5.7%
Retail	63	—%	150	—%	14,231	0.2%	14,625	0.2%
Software & Computer Services	245,068	3.8%	245,181	3.8%	240,469	3.8%	241,260	3.9%
Telecommunication Services	79,631	1.2%	79,654	1.2%	79,630	1.2%	79,654	1.3%
Textiles, Apparel & Luxury Goods	254,800	3.9%	253,883	3.9%	275,023	4.3%	259,690	4.2%
Transportation	72,293	1.1%	70,011	1.1%	112,676	1.8%	69,116	1.1%
Subtotal	$5,428,577	83.5%	$5,400,440	82.8%	$5,298,748	83.2%	$5,126,555	82.0%
CLO Investments(1)	1,072,626	16.5%	1,123,283	17.2%	1,072,774	16.8%	1,127,184	18.0%
Total Investments	$6,501,203	100.0%	$6,523,723	100.0%	$6,371,522	100.0%	$6,253,739	100.0%

(1)
Although designated as Diversified Financial Services within our Schedules of Investments in Item 1 of this report, our CLO investments do not have industry concentrations and as such have been separated in the table above.

Portfolio Investment Activity
During the six months ended December 31, 2014, we acquired $670,853 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $713,270, funded $15,500 of revolver advances, and recorded PIK interest of $10,287, resulting in gross investment originations of $1,409,910. The more significant of these transactions are briefly described below.
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
On August 5, 2014, we made an investment of $39,105 to purchase 70.94% of the subordinated notes in CIFC Funding 2014-IV Investor, Ltd. in a co-investment transaction with Priority Income Fund, Inc., a closed-end fund managed by an affiliate of Prospect Capital Management, L.P. (the "Investment Adviser").
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
On August 19, 2014 and August 27, 2014, we made a combined $10,670 follow-on investment in UPRC to acquire Michigan Storage, LLC, a portfolio of seven self-storage facilities located in Michigan. We invested $1,281 of equity through UPH Property Holdings, LLC and $9,389 of debt directly to UPRC. The senior secured note bears interest at the greater of 6.0% or LIBOR plus 4.0% and interest payment in kind of 5.5% and has a final maturity of April 1, 2019. These properties were subsequently contributed to NPRC.
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
On September 10, 2014, we made a $55,869 follow-on investment in Onyx Payments ("Onyx"), of which $50,869 was funded at closing, to fund an acquisition. The $25,028 Term Loan A note bears interest in cash at the greater of 6.5% or LIBOR plus 5.5% and has a final maturity of September 10, 2019. The $25,841 Term Loan B note bears interest in cash at the greater of 13.5% or LIBOR plus 12.5% and has a final maturity of September 10, 2019. The $5,000 senior secured revolver, which was unfunded at closing, originally bore interest in cash at the greater of 9.0% or LIBOR plus 7.75%. Effective November 25, 2014, the terms of the revolver changed to the greater of 9.0% or LIBOR plus 8.0%. The revolver has a final maturity of September 10, 2015.
On September 26, 2014, we provided $215,000 of senior secured financing, of which $202,500 was funded at closing, to Pacific World Corporation ("Pacific World"), a supplier of nail and beauty care products to food, drug, mass, and value retail channels worldwide. The $200,000 Term Loan originally bore interest in cash at the greater of 8.0% or LIBOR plus 7.0%. On December 31, 2014, the outstanding $200,000 Term Loan was split into equal tranches of Term Loan A and Term Loan B. The $100,000 Term Loan A note bears interest in cash at the greater of 6.0% or LIBOR plus 5.0% and has a final maturity of September 26, 2020. The $100,000 Term Loan B note bears interest in cash at the greater of 10.0% or LIBOR plus 9.0% and has a final maturity of September 26, 2020. The $15,000 senior secured revolver, of which $2,500 was funded at closing, bears interest in cash at the greater of 8.0% or LIBOR plus 7.0% and has a final maturity of September 26, 2020.
On September 29, 2014, we made a secured second lien investment of $144,000 to support the recapitalization of Progrexion Holdings, Inc. ("Progrexion"). As part of the recapitalization, we received repayment of the $436,647 loan previously outstanding. The second lien term loan bears interest in cash at the greater of 10.0% or LIBOR plus 9.0% and has a final maturity of September 29, 2021.

On September 29, 2014, we made a $22,618 follow-on investment in UPRC to acquire Canterbury Green Apartments Holdings, LLC, a multi-family property located in Fort Wayne, Indiana. We invested $3,393 of equity through UPH and $19,225 of debt directly to UPRC. The senior secured note bears interest at the greater of 6.0% or LIBOR plus 4.0% and interest payment in kind of 5.5% and has a final maturity of April 1, 2019.
On September 30, 2014, we made a $26,431 follow-on investment in Harbortouch Payments, LLC ("Harbortouch") to support an acquisition. The senior secured Term Loan C bears interest in cash at the greater of 13.0% or LIBOR plus 9.0% and has a final maturity of September 29, 2018.
On September 30, 2014, we made a $42,200 follow-on investment in PrimeSport, Inc. ("PrimeSport") to fund a dividend recapitalization. The $21,100 Term Loan A note bears interest in cash at the greater of 7.5% or LIBOR plus 6.5% and has a final maturity of December 23, 2019. The $21,100 Term Loan B note originally bore interest in cash at the greater of 11.5% or LIBOR plus 10.5% and interest payment in kind of 1.0%. Effective November 1, 2014, the terms of the Term Loan B note changed to the greater of 12.0% or LIBOR plus 11.0%. The Term Loan B note has a final maturity of December 23, 2019.
On September 30, 2014 and October 29, 2014, we made a combined $22,688 follow-on investment in UPRC to acquire Columbus OH Apartment Holdco, LLC, a portfolio of eight multi-family residential properties located in Ohio. We invested $3,398 of equity through UPH and $19,290 of debt directly to UPRC. The senior secured note bears interest at the greater of 6.0% or LIBOR plus 4.0% and interest payment in kind of 5.5% and has a final maturity of April 1, 2019.
On October 6, 2014, we made a $35,221 follow-on investment in Onyx to fund an acquisition. We invested an equal amount in Term Loan A and Term Loan B. The Term Loan A note bears interest in cash at the greater of 6.5% or LIBOR plus 5.5% and has a final maturity of September 10, 2019. The Term Loan B note bears interest in cash at the greater of 13.5% or LIBOR plus 12.5% and has a final maturity of September 10, 2019.
On October 8, 2014, we made a $65,000 secured debt investment in Capstone Logistics Acquisition, Inc., a logistics services portfolio company. The second lien term loan bears interest in cash at the greater of 8.75% or LIBOR plus 7.75% and has a final maturity of October 7, 2022.
On October 9, 2014, we made an investment of $50,743 to purchase 83.60% of the subordinated notes in Babson CLO Ltd. 2014-III in a co-investment transaction with Priority Income Fund, Inc.
On October 17, 2104, we made an investment of $48,994 to purchase 90.54% of the subordinated notes in Symphony CLO XV, Ltd.
On October 21, 2014, we made a $22,500 secured debt investment in Hollander Sleep Products, LLC ("Hollander"), a manufacturer of bed pillows and mattress pads in the United States. The first lien term loan bears interest in cash at the greater of 9.0% or LIBOR plus 8.0% and has a final maturity of October 21, 2020.
On November 17, 2014, we made a $35,000 follow-on investment in System One Holdings, LLC ("System One"), of which $23,500 was funded at closing, to fund a dividend recapitalization. We invested an additional $23,500 of first lien term loan which bears interest in cash at the greater of 10.5% or LIBOR plus 9.5% and has a final maturity of November 17, 2020. We also provided $11,500 of Delayed Draw Term Loan commitment to support a future dividend recapitalization. The Delayed Draw Term Loan, which was unfunded at closing, will bear interest in cash at the greater of 10.5% or LIBOR plus 9.5% and have a final maturity of December 31, 2015.
On November 25, 2014, we made a $127,000 follow-on investment in InterDent, Inc. ("InterDent"), of which $120,000 was funded at closing, as part of an add-on acquisition growth and recapitalization strategy. The $60,000 Term Loan A note bears interest in cash at the greater of 6.25% or LIBOR plus 5.25% and has a final maturity of August 3, 2017. The $60,000 Term Loan B note bears interest in cash at the greater of 11.25% or LIBOR plus 10.25% and has a final maturity of August 3, 2017. We also provided $7,000 of Delayed Draw Term Loan commitment to support future acquisitions. The Delayed Draw Term Loan, which was unfunded at closing, was fully drawn on December 23, 2014, increasing the existing Term Loan A and Term Loan B on a pro rata basis and bearing the same terms and conditions as the initial loans.
On December 19, 2014, we provided a $25,000 loan to support the growth of Security Alarm Financing Enterprises, L.P. ("SAFE"), a national security alarm company. The senior subordinated note bears interest in cash at the greater of 11.5% or LIBOR plus 9.5% and has a final maturity of December 19, 2019.
In addition to the purchases noted above, during the six months ended December 31, 2014, we made twenty follow-on investments in NPRC totaling $114,500 to support the online consumer lending initiative. We invested $21,425 of equity through NPH Property Holdings, LLC and $93,075 of debt directly to NPRC.

Additionally, during the six months ended December 31, 2014, our wholly-owned subsidiary PSBL purchased $33,905 of small business whole loans from OnDeck and Direct Capital.
During the six months ended December 31, 2014, we received full repayments on eight investments, sold ten investments investments, and received several partial prepayments and amortization payments totaling $1,086,884. The more significant of these transactions are briefly described below.
On July 22, 2014, Injured Workers Pharmacy, LLC repaid the $22,678 loan receivable to us.
On July 23, 2014, Correctional Healthcare Holding Company, Inc. repaid the $27,100 loan receivable to us.
On July 28, 2014, Tectum Holdings, Inc. repaid the $10,000 loan receivable to us.
On August 1, 2014, we sold our investments in Airmall Inc. ("Airmall") for net proceeds of $51,379 and realized a loss of $3,473 on the sale. In addition, there is $6,000 being held in escrow, of which 98% is due to Prospect, which will be recognized as an additional realized loss if it is not received. On October 22, 2014, we received a tax refund of $665 related to our investment in Airmall for which we realized a gain of the same amount.
On August 20, 2014, we sold the assets of Borga, Inc. ("Borga"), a wholly-owned subsidiary of STI Holding, Inc., for net proceeds of $382 and realized a loss of $2,589 on the sale. On December 29, 2014, Borga was dissolved.
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
On September 15, 2014, Echelon Aviation LLC ("Echelon") repaid $37,313 of the $78,121 loan receivable to us.
On October 3, 2014, we sold our $35,000 investment in Babson CLO Ltd. 2011-I and realized a loss of $6,410 on the sale.
On October 7, 2014, Grocery Outlet, Inc. repaid the $14,457 loan receivable to us.
On October 10, 2014, ARRM Services, Inc. ("ARRM") sold Ajax Rolled Ring & Machine, LLC ("Ajax") to a third party and repaid the $19,337 loan receivable to us and we recorded a realized loss of $23,560 related to the sale. Concurrent with the sale, our ownership increased to 100% of the outstanding equity of ARRM Services, Inc. which was renamed SB Forging Company, Inc. ("SB Forging"). As such, we began consolidating SB Forging on October 11, 2014. In addition, there is $3,000 being held in escrow which will be recognized as additional gain if and when received.
On October 20, 2014, we sold our $22,000 investment in Galaxy XII CLO, Ltd. and realized a loss of $2,435 on the sale.
On December 4, 2014, we sold our $29,075 investment in Babson CLO Ltd. 2012-I and realized a loss of $3,833 on the sale.
On December 4, 2014, we sold our $27,850 investment in Babson CLO Ltd. 2012-II and realized a loss of $2,961 on the sale.
On December 24, 2014, Focus Products Group International, LLC repaid the $19,745 loan receivable to us.
In addition to the repayments noted above, during the six months ended December 31, 2014, we received partial repayments of $31,365 of the NPRC loan previously outstanding and $5,535 as a return of capital on the equity investment in NPRC.

The following table provides a summary of our investment activity for each quarter within the three years ending June 30, 2015:

Quarter Ended	Acquisitions(1)	Dispositions(2)
September 30, 2012	747,937	158,123
December 31, 2012	772,125	349,269
March 31, 2013	784,395	102,527
June 30, 2013	798,760	321,615

September 30, 2013	556,843	164,167
December 31, 2013	608,153	255,238
March 31, 2014	1,343,356	198,047
June 30, 2014	444,104	169,617

September 30, 2014	887,205	863,144
December 31, 2014	522,705	223,740

(1)	Includes investments in new portfolio companies, follow-on investments in existing portfolio companies, refinancings and PIK interest.

(2)	Includes sales, scheduled principal payments, prepayments and refinancings.
Investment Valuation
In determining the fair value of our portfolio investments at December 31, 2014, the Audit Committee considered valuations from the independent valuation firms and from management having an aggregate range of $6,259,596 to $6,677,323, excluding money market investments.
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
The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties, comparable multiples for recent sales of companies within the industry and discounted cash flow models for our investments in CLOs. The composite of all these analyses, applied to each investment, was a total valuation of $6,523,723.
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

American Property REIT Corp.
APRC is a Maryland corporation and a qualified REIT for federal income tax purposes. APRC was formed to hold for investment, operate, finance, lease, manage, and sell a portfolio of real estate assets and engage in any and all other activities as may be necessary, incidental or convenient to carry out the foregoing. APRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties. APRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity. As of December 31, 2014, we own 100% of the fully-diluted common equity of APRC.
During the six months ended December 31, 2014, we did not provide any additional financing to APRC for the acquisition of real estate properties. On November 26, 2014, APRC transferred its investment in one property to NPRC. As a result, our investment in APRC related to this property also transferred to NPRC. The investment transferred consisted of $10,237 of equity and $65,586 of debt, including capitalized payment-in-kind interest of $2,586. There was no gain or loss realized on the transaction. As of December 31, 2014, our investment in APRC had an amortized cost of $130,727 and a fair value of $136,650.
As of December 31, 2014, APRC’s real estate portfolio was comprised of thirteen multi-family properties and one commercial property. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by APRC as of December 31, 2014.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	1557 Terrell Mill Road, LLC	Marietta, GA	12/28/2012	$23,500	$15,275
2	5100 Live Oaks Blvd, LLC	Tampa, FL	1/17/2013	63,400	39,600
3	Lofton Place, LLC	Tampa, FL	4/30/2013	26,000	16,965
4	Vista Palma Sola, LLC	Bradenton, FL	4/30/2013	27,000	17,550
5	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	9,650
6	Cordova Regency, LLC	Pensacola, FL	11/15/2013	13,750	9,026
7	Crestview at Oakleigh, LLC	Pensacola, FL	11/15/2013	17,500	11,488
8	Inverness Lakes, LLC	Mobile, AL	11/15/2013	29,600	19,400
9	Kings Mill Pensacola, LLC	Pensacola, FL	11/15/2013	20,750	13,622
10	Plantations at Pine Lake, LLC	Tallahassee, FL	11/15/2013	18,000	11,817
11	Verandas at Rock Ridge, LLC	Birmingham, AL	11/15/2013	15,600	10,205
12	Plantations at Hillcrest, LLC	Mobile, AL	1/17/2014	6,930	5,016
13	Crestview at Cordova, LLC	Pensacola, FL	1/17/2014	8,500	4,994
14	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
				$287,099	$184,608
Due to an increase in same property values driven by an increase in net operating income and a decrease in observed market capitalization rates for the properties, the Board of Directors increased the fair value of our investment in APRC to $136,650 as of December 31, 2014, a premium of $5,923 from its amortized cost, compared to the $3,392 unrealized appreciation recorded at June 30, 2014.
First Tower Finance Company LLC
We own 80.1% of First Tower Finance Company LLC (“First Tower Finance”), which owns 100% of First Tower, LLC (“First Tower”), the operating company. First Tower is a multiline specialty finance company based in Flowood, Mississippi with over 170 branch offices.
On June 15, 2012, we acquired 80.1% of First Tower businesses for $110,200 in cash and 14,518,207 unregistered shares of our common stock. Based on our share price of $11.06 at the time of issuance, we acquired our 80.1% interest in First Tower for approximately $270,771. The assets of First Tower acquired include, among other things, the subsidiaries owned by First Tower, which hold finance receivables, leaseholds, and tangible property associated with First Tower’s businesses. As part of the transaction, we received $4,038 in structuring fee income from First Tower. On October 18, 2012, we funded an additional $20,000 of senior secured debt to support seasonally high demand during the holiday season. On December 30, 2013, we funded an additional $10,000 to again support seasonal demand and received $8,000 of structuring fees related to the renegotiation and expansion of First Tower’s revolver with a third party which was recognized as other income. As of

December 31, 2014, First Tower had total assets of approximately $640,817 including $431,354 of finance receivables net of unearned charges. As of December 31, 2014, First Tower’s total debt outstanding to parties senior to us was $291,498.
Due to First Tower's maintained positive momentum driven by strong volumes and historically low delinquencies, the Board of Directors increased the fair value of our investment in First Tower Finance to $333,284 as of December 31, 2014, a premium of $16,081 from its amortized cost, compared to the $7,134 unrealized appreciation recorded at June 30, 2014.
Harbortouch Payments, LLC
Harbortouch is a merchant processor headquartered in Allentown, Pennsylvania. The company offers a range of payment processing equipment and services that facilitate the exchange of goods and services provided by small to medium-sized merchants located in the United States for payments made by credit, debit, prepaid, electronic gift, and loyalty cards. Harbortouch provides point-of-sale equipment free of cost to merchants and then manages the process whereby transaction information is sent to a consumer’s bank from the point-of-sale (front-end processing), and then funds are transferred from the consumer’s account to the merchant’s account (back-end processing).
On March 31, 2014, we acquired a controlling interest in Harbortouch for $147,898 in cash and 2,306,294 unregistered shares of our common stock. We funded $130,796 of senior secured term debt, $123,000 of subordinated term debt and $24,898 of equity at closing. As part of the transaction, we received $7,536 of structuring fee income from Harbortouch. On April 1, 2014, we restructured our investment in Harbortouch and $14,226 of equity was converted into additional debt investment. On September 30, 2014, we made a $26,431 follow-on investment in Harbortouch to support an acquisition. As part of the transaction, we received $529 of structuring fee income and $50 of amendment fee income from Harbortouch which was recorded as other income. On December 19, 2014, we made an additional $1,292 equity investment in Harbortouch Class C voting units. As of December 31, 2014, we own 100% of the Class C voting units of Harbortouch, which provide for a 53.5% residual profits allocation.
Due to favorable industry trends that resulted in higher EBITDA multiples and a corresponding increase in Harbortouch's enterprise value, the Board of Directors increased the fair value of our investment in Harbortouch to $332,985 as of December 31, 2014, a premium of $31,391 from its amortized cost, compared to the $12,620 unrealized appreciation recorded at June 30, 2014.
National Property REIT Corp.
NPRC is a Maryland corporation and a qualified REIT for federal income tax purposes. NPRC was formed to hold for investment, operate, finance, lease, manage, and sell a portfolio of real estate assets and engage in any and all other activities as may be necessary, incidental or convenient to carry out the foregoing. NPRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties. NPRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity. Additionally, through its wholly-owned subsidiaries, NPRC invests in online consumer loans. As of December 31, 2014, we own 100% of the fully-diluted common equity of NPRC.
During the six months ended December 31, 2014, we provided $93,075 and $21,425 of debt and equity financing, respectively, to NPRC to enable certain of its wholly-owned subsidiaries to invest in online consumer loans. In addition, during the six months ended December 31, 2014, we received partial repayments of $31,365 of the NPRC loan previously outstanding and $5,535 as a return of capital on the equity investment in NPRC. During the six months ended December 31, 2014, APRC and UPRC transferred their investments in certain properties to NPRC. As a result, our investments in APRC and UPRC related to these properties also transferred to NPRC. The investments transferred consisted of $11,518 of equity and $75,030 of debt, including capitalized payment-in-kind interest of $2,640. There was no gain or loss realized on these transactions. As of December 31, 2014, our investment in NPRC had an amortized cost of $292,063 and a fair value of $317,986.
The online consumer loan investments held by certain of NPRC's wholly-owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $35, with fixed interest rates and fixed terms of either 36 or 60 months. As of December 31, 2014, the investment in online consumer loans by certain of NPRC's wholly-owned subsidiaries had a fair value of $179,812. The average outstanding individual loan balance is approximately $10 and the loans mature on dates ranging from October 31, 2016 to December 31, 2019. Fixed interest rates range from 6.1% to 28.5% with a weighted-average current interest rate of 19.2%.

As of December 31, 2014, NPRC’s real estate portfolio was comprised of ten multi-family properties and eight commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of December 31, 2014.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	146 Forest Parkway, LLC	Forest Park, GA	10/24/2012	$7,400	$—
2	NPRC Carroll Resort, LLC	Pembroke Pines, FL	6/24/2013	225,000	157,500
3	APH Carroll 41, LLC	Marietta, GA	11/1/2013	30,600	22,254
4	Matthews Reserve II, LLC	Matthews, NC	11/19/2013	22,063	17,571
5	City West Apartments II, LLC	Orlando, FL	11/19/2013	23,562	18,533
6	Vinings Corner II, LLC	Smyrna, GA	11/19/2013	35,691	26,640
7	Uptown Park Apartments II, LLC	Altamonte Springs, FL	11/19/2013	36,590	27,471
8	Mission Gate II, LLC	Plano, TX	11/19/2013	47,621	36,148
9	St. Marin Apartments II, LLC	Coppell, TX	11/19/2013	73,078	53,863
10	APH Carroll Bartram Park, LLC	Jacksonville, FL	12/31/2013	38,000	28,500
11	APH Carroll Atlantic Beach, LLC	Atlantic Beach, FL	1/31/2014	13,025	8,989
12	23 Mile Road Self Storage, LLC	Chesterfield, MI	8/19/2014	5,804	4,350
13	36th Street Self Storage, LLC	Wyoming, MI	8/19/2014	4,800	3,600
14	Ball Avenue Self Storage, LLC	Grand Rapids, MI	8/19/2014	7,281	5,460
15	Ford Road Self Storage, LLC	Westland, MI	8/29/2014	4,642	3,480
16	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	4,458	3,345
17	Ann Arbor Kalamazoo Self Storage, LLC	Scio, MI	8/29/2014	8,927	6,695
18	Ann Arbor Kalamazoo Self Storage, LLC	Kalamazoo, MI	8/29/2014	2,363	1,775
				$590,905	$426,174
Due to an increase in same property values driven by an increase in net operating income and a decrease in observed market capitalization rates for the properties, the Board of Directors increased the fair value of our investment in NPRC to $317,986 as of December 31, 2014, a premium of $25,923 from its amortized cost, compared to the $2,088 unrealized depreciation recorded at June 30, 2014.
United Property REIT Corp.
UPRC is a Delaware limited liability company and a qualified REIT for federal income tax purposes. UPRC was formed to hold for investment, operate, finance, lease, manage, and sell a portfolio of real estate assets and engage in any and all other activities as may be necessary, incidental or convenient to carry out the foregoing. UPRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties. UPRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity. As of December 31, 2014, we own 100% of the fully-diluted common equity of UPRC.
During the six months ended December 31, 2014, we provided $48,473 and $8,186 of debt and equity financing, respectively, to UPRC for the acquisition of certain properties. On October 23, 2014, UPRC transferred its investments in certain properties to NPRC. As a result, our investment in UPRC related to these properties also transferred to NPRC. The investments transferred consisted of $1,281 of equity and $9,444 of debt, including capitalized payment-in-kind interest of $54. There was no gain or loss realized on these transactions. As of December 31, 2014, our investment in UPRC had an amortized cost of $70,165 and a fair value of $72,991.

As of December 31, 2014, UPRC’s real estate portfolio was comprised of fifteen multi-families properties and one commercial property. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by UPRC as of December 31, 2014.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Atlanta Eastwood Village LLC	Stockbridge, GA	12/12/2013	$25,957	$19,785
2	Atlanta Monterey Village LLC	Jonesboro, GA	12/12/2013	11,501	9,193
3	Atlanta Hidden Creek LLC	Morrow, GA	12/12/2013	5,098	3,619
4	Atlanta Meadow Springs LLC	College Park, GA	12/12/2013	13,116	10,180
5	Atlanta Meadow View LLC	College Park, GA	12/12/2013	14,354	11,141
6	Atlanta Peachtree Landing LLC	Fairburn, GA	12/12/2013	17,224	13,575
7	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
8	Canterbury Green Apartments Holdings LLC	Fort Wayne, IN	9/29/2014	85,500	65,825
9	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	10,440
10	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	11,000
11	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	20,142
12	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	10,080
13	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	10,480
14	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	15,480
15	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	12,240
16	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	8,040
				$288,532	$231,220
Due to an increase in same property values driven by an increase in net operating income and a decrease in observed market capitalization rates for the properties, the Board of Directors increased the fair value of our investment in UPRC to $72,991 as of December 31, 2014, a premium of $2,826 from its amortized cost, compared to the $426 unrealized appreciation recorded at June 30, 2014.
Valley Electric Company, Inc.
We own 94.99% of Valley Electric Company, Inc. (“Valley Electric”) as of December 31, 2014. Valley Electric owns 100% of the equity of VE Company, Inc., which owns 100% of the equity of Valley Electric Co. of Mt. Vernon, Inc. (“Valley”). Valley is a leading provider of specialty electrical services in the state of Washington and is among the top 50 electrical contractors in the U.S. The company, with its headquarters in Everett, Washington, offers a comprehensive array of contracting services, primarily for commercial, industrial, and transportation infrastructure applications, including new installation, engineering and design, design-build, traffic lighting and signalization, low to medium voltage power distribution, construction management, energy management and control systems, 24-hour electrical maintenance and testing, as well as special projects and tenant improvement services. Valley was founded in 1982 by the Ward family, who held the company until the end of 2012.
On December 31, 2012, we acquired 96.3% of the outstanding shares of Valley. We funded the recapitalization of Valley with $42,572 of debt and $9,526 of equity financing. Through the recapitalization, we acquired a controlling interest in Valley for $7,449 in cash and 4,141,547 unregistered shares of our common stock. On June 24, 2014, Prospect and management of Valley formed Valley Electric and contributed their shares of Valley stock to Valley Electric. Valley management made an additional equity investment in Valley Electric, reducing our ownership to 94.99%.
Due to soft operating results, the Board of Directors decreased the fair value of our investment in Valley Electric to $28,576 as of December 31, 2014, a discount of $29,219 from its amortized cost, compared to the $23,304 unrealized depreciation recorded at June 30, 2014.

Equity positions in the portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results. Several of our controlled companies experienced such volatility and we recorded corresponding fluctuations in valuations during the six months ended December 31, 2014. See above for discussions regarding the fluctuations in APRC, First Tower, Harbortouch, NPRC, UPRC and Valley Electric. During the six months ended December 31, 2014, the value of our investment in CP Energy Services Inc. (“CP Energy”) decreased by $11,346 due to a decline in oil prices; Echelon Aviation LLC decreased by $3,275 due to declines in future expectations; Freedom Marine Solutions, LLC (“Freedom Marine”) decreased by $2,370 due to a decline in operating results; Gulf Coast Machine & Supply Company decreased by $3,496 due to a decline in operating results; and R-V Industries, Inc. (“R-V”) decreased by $7,399 due to lower sales profitability. In total, eleven of the controlled investments are valued at the original investment amounts or higher, and eight of the controlled investments have been valued at discounts to the original investment. Overall, at December 31, 2014, control investments are valued at $9,063 above their amortized cost.
We hold one affiliate investment at December 31, 2014. Our affiliate portfolio company did not experience a significant change in valuation during the six months ended December 31, 2014.
With the non-control/non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is generally limited on the high side to each loan’s par value, plus any prepayment premia that could be imposed. Many of the debt investments in this category have not experienced a significant change in value, as they were previously valued at or near par value. Non-control/non-affiliate investments did not experience significant changes in valuation and are generally performing as expected or better than expected. Overall, at December 31, 2014, non-control/non-affiliate investments are valued at $13,139 above their amortized cost.
Capitalization
Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt as of December 31, 2014 consists of: a Revolving Credit Facility availing us of the ability to borrow debt subject to borrowing base determinations; Convertible Notes which we issued in December 2010, February 2011, April 2012, August 2012, December 2012 and April 2014; Public Notes which we issued in May 2012, March 2013 and April 2014; and Prospect Capital InterNotes® which we may issue from time to time. Our equity capital is comprised entirely of common equity.
The following table shows the maximum draw amounts and outstanding borrowings of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of December 31, 2014 and June 30, 2014.

	December 31, 2014		June 30, 2014
	Maximum Draw Amount	Amount Outstanding	Maximum Draw Amount	Amount Outstanding
Revolving Credit Facility	$810,000	$177,700	$857,500	$92,000
Convertible Notes	1,247,500	1,247,500	1,247,500	1,247,500
Public Notes	647,998	647,998	647,881	647,881
Prospect Capital InterNotes®	785,317	785,317	785,670	785,670
Total	$3,490,815	$2,858,515	$3,538,551	$2,773,051
The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of December 31, 2014.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$177,700	$—	$—	$—	$177,700
Convertible Notes	1,247,500	150,000	297,500	400,000	400,000
Public Notes	647,998	—	—	300,000	347,998
Prospect Capital InterNotes®	785,317	—	25,314	343,597	416,406
Total Contractual Obligations	$2,858,515	$150,000	$322,814	$1,043,597	$1,342,104

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
We have and expect to continue to fund a portion of our cash needs through borrowings from banks, issuances of senior securities, including secured, unsecured and convertible debt securities, or issuances of common equity. For flexibility, we maintain a universal shelf registration statement that allows for the public offering and sale of our debt securities, common stock, preferred stock, subscription rights, and warrants and units to purchase such securities in an amount up to $5,000,000 less issuances to date. As of December 31, 2014, we can issue up to $4,926,533 of additional debt and equity securities in the public market under this shelf registration. We may from time to time issue securities pursuant to the shelf registration statement or otherwise pursuant to private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.
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
On August 29, 2014, we renegotiated the 2012 Facility and closed an expanded five and a half year revolving credit facility (the "2014 Facility" and collectively with the 2012 Facility, the "Revolving Credit Facility"). The lenders have extended commitments of $810,000 under the 2014 Facility as of December 31, 2014, which was increased to $885,000 in January 2015 (see "Recent Developments"). The 2014 Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The revolving period of the 2014 Facility extends through March 2019, with an additional one year amortization period (with distributions allowed) after the completion of the revolving period. During such one year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one year amortization period, the remaining balance will become due, if required by the lenders.
The 2014 Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The 2014 Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the 2014 Facility. The 2014 Facility also requires the maintenance of a minimum liquidity requirement. As of December 31, 2014, we were in compliance with the applicable covenants.
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

As of December 31, 2014 and June 30, 2014, we had $542,705 and $780,620, respectively, available to us for borrowing under the Revolving Credit Facility, of which the amount outstanding was $177,700 and $92,000, respectively. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $885,000. As of December 31, 2014, the investments used as collateral for the Revolving Credit Facility had an aggregate fair value of $1,622,475, which represents 24.5% of our total investments and money market funds. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and as such, these investments are not available to our general creditors. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $7,494 of new fees and $3,539 of fees carried over for continuing participants from the previous facility, which are being amortized over the term of the facility in accordance with ASC 470-50, of which $10,236 remains to be amortized and is included within deferred financing costs on the Consolidated Statement of Assets and Liabilities as of December 31, 2014. In accordance with ASC 470-50, we expensed $332 of fees relating to credit providers in the 2012 Facility who did not commit to the 2014 Facility.

During the three months ended December 31, 2014 and December 31, 2013, we recorded $3,247 and $2,600, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense. During the six months ended December 31, 2014 and December 31, 2013, we recorded $7,258 and $5,076, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
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
On April 11, 2014, we issued $400,000 aggregate principal amount of convertible notes that mature on April 15, 2020 (the “2020 Notes”), unless previously converted or repurchased in accordance with their terms. The 2020 Notes bear interest at a rate of 4.75% per year, payable semi-annually on April 15 and October 15 each year, beginning October 15, 2014. Total proceeds from the issuance of the 2020 Notes, net of underwriting discounts and offering costs, were $387,500. On January 27, 2015, we repurchased a portion of the 2020 Notes outstanding (see "Recent Developments").

Certain key terms related to the convertible features for the 2015 Notes, the 2016 Notes, the 2017 Notes, the 2018 Notes, the 2019 Notes and the 2020 Notes (collectively, the "Convertible Notes") are listed below.

	2015 Notes	2016 Notes	2017 Notes	2018 Notes	2019 Notes	2020 Notes
Initial conversion rate(1)	88.0902	78.3699	85.8442	82.3451	79.7766	80.6647
Initial conversion price	$11.35	$12.76	$11.65	$12.14	$12.54	$12.40
Conversion rate at December 31, 2014(1)(2)	89.9752	79.3176	86.9426	83.6661	79.8248	80.6647
Conversion price at December 31, 2014(2)(3)	$11.11	$12.61	$11.50	$11.95	$12.53	$12.40
Last conversion price calculation date	12/21/2014	2/18/2014	4/16/2014	8/14/2014	12/21/2014	4/11/2014
Dividend threshold amount (per share)(4)	$0.101125	$0.101150	$0.101500	$0.101600	$0.110025	$0.110525

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at December 31, 2014 was calculated on the last anniversary of the issuance and will be adjusted again on the next anniversary, unless the exercise price shall have changed by more than 1% before the anniversary.

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
In connection with the issuance of the Convertible Notes, we incurred $39,385 of fees which are being amortized over the terms of the notes, of which $24,359 remains to be amortized and is included within deferred financing costs on the Consolidated Statement of Assets and Liabilities as of December 31, 2014.

During the three months ended December 31, 2014 and December 31, 2013, we recorded $18,615 and $13,360, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense. During the six months ended December 31, 2014 and December 31, 2013, we recorded $37,204 and $26,670, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.
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
In connection with the issuance of the Public Notes, we incurred $11,367 of fees which are being amortized over the term of the notes, of which $9,794 remains to be amortized and is included within deferred financing costs on the Consolidated Statement of Assets and Liabilities as of December 31, 2014.
During the three months ended December 31, 2014 and December 31, 2013, we recorded $9,489 and $5,596, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense. During the six months ended December 31, 2014 and December 31, 2013, we recorded $18,947 and $11,173, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
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
During the six months ended December 31, 2014, we issued $21,789 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $21,429. These notes were issued with a stated interest rate of 4.25%. These notes mature between May 15, 2020 and June 15, 2020.

During the six months ended December 31, 2013, we issued $238,780 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $234,239. These notes were issued with stated interest rates ranging from 4.00% to 6.75% with a weighted average interest rate of 5.25%. These notes mature between October 15, 2016 and October 15, 2043. The following table summarizes the Prospect Capital InterNotes® issued during the six months ended December 31, 2013.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$5,710	4.00%	4.00%	October 15, 2016
3.5	3,149	4.00%	4.00%	April 15, 2017
4	16,545	4.00%	4.00%	November 15, 2017 – December 15, 2017
5	125,580	4.75%–5.00%	4.99%	July 15, 2018 – December 15, 2018
5.5	3,820	5.00%	5.00%	February 15, 2019
6.5	1,800	5.50%	5.50%	February 15, 2020
7	34,438	5.50%–5.75%	5.54%	July 15, 2020 – December 15, 2020
7.5	1,996	5.75%	5.75%	February 15, 2021
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	2,495	6.00%	6.00%	August 15, 2028 – November 15, 2028
18	4,062	6.00%–6.25%	6.21%	July 15, 2031 – August 15, 2031
20	2,791	6.00%	6.00%	September 15, 2033 – October 15, 2033
25	13,266	6.50%	6.50%	August 15, 2038 – December 15, 2038
30	20,150	6.50%–6.75%	6.60%	July 15, 2043 – October 15, 2043
	$238,780
During the six months ended December 31, 2014, we redeemed $18,220 aggregate principal amount of our Prospect Capital InterNotes® in order to replace debt with higher interest rates with debt with lower interest rates and repaid $3,922 aggregate principal amount of our Prospect Capital InterNotes® in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. The following table summarizes the Prospect Capital InterNotes® outstanding as of December 31, 2014.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$5,710	4.00%	4.00%	October 15, 2016
3.5	3,109	4.00%	4.00%	April 15, 2017
4	45,701	3.75%–4.00%	3.92%	November 15, 2017 – May 15, 2018
5	212,879	4.25%–5.00%	4.91%	July 15, 2018 – August 15, 2019
5.5	25,609	4.25%–5.00%	4.36%	February 15, 2019 – June 15, 2020
6.5	1,800	5.50%	5.50%	February 15, 2020
7	244,233	4.00%–6.45%	5.37%	July 15, 2019 – May 15, 2021
7.5	1,996	5.75%	5.75%	February 15, 2021
10	39,300	3.24%–7.00%	6.13%	March 15, 2022 – May 15, 2024
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	17,400	5.00%–6.00%	5.14%	May 15, 2028 – November 15, 2028
18	22,944	4.125%–6.25%	5.52%	December 15, 2030 – August 15, 2031
20	4,660	5.75%–6.00%	5.90%	November 15, 2032 – October 15, 2033
25	34,505	6.25%–6.50%	6.39%	August 15, 2038 – May 15, 2039
30	122,493	5.50%–6.75%	6.23%	November 15, 2042 – October 15, 2043
	$785,317

During the six months ended December 31, 2013, we repaid $1,650 aggregate principal amount of our Prospect Capital InterNotes® in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. During the year ended June 30, 2014, we repaid $6,869 aggregate principal amount of our Prospect Capital InterNotes® in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. In connection with the issuance of the 5.00% 2019 Notes, $45,000 of previously-issued Prospect Capital InterNotes® were exchanged for the 5.00% 2019 Notes. The following table summarizes the Prospect Capital InterNotes® outstanding as of June 30, 2014.

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
	$785,670
In connection with the issuance of the Prospect Capital InterNotes®, we incurred $20,415 of fees which are being amortized over the term of the notes, of which $18,449 remains to be amortized and is included within deferred financing costs on the Consolidated Statement of Assets and Liabilities as of December 31, 2014. In accordance with ASC 470-50, we recognized a capital loss of $336 for the unamortized fees relating to Prospect Capital InterNotes® that were redeemed during the three and six months ended December 31, 2014.
During the three months ended December 31, 2014 and December 31, 2013, we recorded $10,893 and $7,700, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense. During the six months ended December 31, 2014 and December 31, 2013, we recorded $21,749 and $13,744, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.
Net Asset Value
During the six months ended December 31, 2014, we issued $153,266 of additional equity, net of underwriting and offering costs, by issuing 15,623,484 shares of our common stock. During the six months ended December 31, 2014, we sold 14,845,556 shares of our common stock at an average price of $9.89 per share, and raised $146,827 of gross proceeds, under our ATM Program. Net proceeds were $145,597 after commissions to the broker-dealer on shares sold and offering costs. During the six months ended December 31, 2014, we issued 777,928 shares of our common stock in connection with the dividend reinvestment plan. The following table shows the calculation of net asset value per share as of December 31, 2014 and June 30, 2014.

	December 31, 2014	June 30, 2014
Net assets	$3,709,077	$3,618,182
Shares of common stock issued and outstanding	358,250,121	342,626,637
Net asset value per share	$10.35	$10.56

Results of Operations
Net increase in net assets resulting from operations for the three months ended December 31, 2014 and December 31, 2013 was $85,970 and $85,362, respectively. These results are relatively stable from year to year, but have significant fluctuations within the components of the change. The significant increase in the asset base resulted in an additional $41,711 of interest income which was offset by increased interest costs from the leverage utilized of $12,988 and increased base management fees of $8,959. Also reducing the net increase in net assets resulting from operations for the three months ended December 31, 2014 versus December 31, 2013 were significant dividends in the 2013 period from Airmall and Credit Central which were not produced in the 2014 period and a decrease in other income of $14,037. The decrease in other income is primarily from a reduction in structuring fees from lower origination levels and purchases of online consumer and commercial loans, which do not generate structuring fees.
Net increase in net assets resulting from operations for the three months ended December 31, 2014 and December 31, 2013 was $0.24 and $0.30 per weighted average share, respectively. During the three months ended December 31, 2014, the decrease is primarily due to a $0.06 per weighted average share decrease in other income driven by a decrease in other income as discussed in the preceding paragraph.
Net increase in net assets resulting from operations for the six months ended December 31, 2014 and December 31, 2013 was $170,078 and $165,262, respectively. These results are again relatively stable from year to year, but have significant fluctuations within the components of the change. The significant increase in the asset base resulted in an additional $87,430 of interest income which was offset by increased interest costs from the leverage utilized of $28,495 and increased base management fees of $19,079. Also reducing the net increase in net assets resulting from operations for the six months ended December 31, 2014 versus December 31, 2013 were significant dividends in the 2013 period from Airmall and Credit Central which were not produced in the 2014 period and a decrease in other income of $13,905. The decrease in other income is primarily from a reduction in structuring fees from lower origination levels and purchases of online consumer and commercial loans, which do not generate structuring fees.
Net increase in net assets resulting from operations for the six months ended December 31, 2014 and December 31, 2013 was $0.49 and $0.61 per weighted average share, respectively. During the six months ended December 31, 2014, the decrease is primarily due to a $0.05 per weighted average share decrease in dividend income received from our investments in Airmall and Credit Central and a $0.06 per weighted average share decrease in other income driven by a decrease in structuring fees.
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
Investment income, which consists of interest income, including accretion of loan origination fees and prepayment penalty fees, dividend income and other income, including settlement of net profits interests, overriding royalty interests and structuring fees, was $198,883 and $178,090 for the three months ended December 31, 2014 and December 31, 2013, respectively. Investment income was $400,904 and $339,124 for the six months ended December 31, 2014 and December 31, 2013, respectively. During the three and six months ended December 31, 2014, the increase in investment income is primarily the result of a larger income producing portfolio.

The following table describes the various components of investment income and the related levels of debt investments:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Interest income	$188,814	$147,103	$372,954	$285,524
Dividend income	2,011	8,892	4,236	15,981
Other income	8,058	22,095	23,714	37,619
Total investment income	$198,883	$178,090	$400,904	$339,124

Average debt principal of performing investments	$6,234,279	$4,479,180	$6,119,691	$4,329,186
Weighted average interest rate earned on performing assets	11.85%	12.85%	11.92%	12.90%
Average interest income producing assets increased from $4,479,180 for the three months ended December 31, 2013 to $6,234,279 for the three months ended December 31, 2014. The average interest earned on interest bearing performing assets decreased from 12.85% for the three months ended December 31, 2013 to 11.85% for the three months ended December 31, 2014. Average interest income producing assets increased from $4,329,186 for the six months ended December 31, 2013 to $6,119,691 for the six months ended December 31, 2014. The average interest earned on interest bearing performing assets decreased from 12.90% for the six months ended December 31, 2013 to 11.92% for the six months ended December 31, 2014. The decrease in returns during the respective periods is primarily due to originations at lower rates than our average existing portfolio yield.
Investment income is also generated from dividends and other income. Dividend income decreased from $8,892 for the three months ended December 31, 2013 to $2,011 for the three months ended December 31, 2014. The decrease in dividend income is primarily attributed to a $5,000 and $3,000 decrease in the level of dividends received from our investments in Airmall and Credit Central, respectively. We received dividends of $5,000 and $3,000 from Airmall and Credit Central, respectively, during the three months ended December 31, 2013. No such dividends were received during the three months ended December 31, 2014 related to our investments in Airmall and Credit Central. The decrease in dividend income was partially offset by dividends of $1,929 and $634 received from our investments in First Tower and Nationwide, respectively, during the three months ended December 31, 2014. No dividends were received from First Tower or Nationwide during the three months ended December 31, 2013.
Dividend income decreased from $15,981 for the six months ended December 31, 2013 to $4,236 for the six months ended December 31, 2014. The decrease in dividend income is primarily attributed to a $12,000 and $3,000 decrease in the level of dividends received from our investments in Airmall and Credit Central, respectively. We received dividends of $12,000 and $3,000 from Airmall and Credit Central, respectively, during the six months ended December 31, 2013. No such dividends were received during the six months ended December 31, 2014 related to our investments in Airmall and Credit Central. The decrease in dividend income was partially offset by dividends of $1,929 and $1,305 received from our investments in First Tower and Nationwide, respectively, during the six months ended December 31, 2014. No dividends were received from First Tower or Nationwide during the six months ended December 31, 2013.
Other income has come primarily from structuring fees, royalty interests, and settlement of net profits interests. Income from other sources decreased from $22,095 for the three months ended December 31, 2013 to $8,058 for the three months ended December 31, 2014. The decrease is primarily due to a $12,717 decrease in structuring fees. These fees are primarily generated from originations and will fluctuate as levels of originations and types of loan originations fluctuate. The decrease is primarily from a reduction in structuring fees from lower origination levels and purchases of online consumer and commercial loans, which do not generate structuring fees. During the three months ended December 31, 2014 and December 31, 2013, we recognized structuring fees of $6,636 and $19,353, respectively, from new originations, restructurings and follow-on investments. Included within the $6,636 of structuring fees recognized during the three months ended December 31, 2014 is a $2,000 fee from Ajax related to the sale of the operating company for which a fee was received in October 2014. The remaining $4,636 of structuring fees recognized during the three months ended December 31, 2014 resulted from follow-on investments and new originations, primarily from our investments in Hollander, InterDent, Onyx, SAFE and System One, as discussed above.

Income from other sources decreased from $37,619 for the six months ended December 31, 2013 to $23,714 for the six months ended December 31, 2014. The decrease is primarily due to a $7,219 decrease in structuring fees. These fees are primarily generated from originations and will fluctuate as levels of originations and types of originations fluctuate. The decrease is primarily from a reduction in structuring fees from lower origination levels and purchases of online consumer and commercial loans, which do not generate structuring fees. During the six months ended December 31, 2014 and December 31, 2013, we recognized structuring fees of $20,794 and $28,013, respectively, from new originations, restructurings and follow-on investments. Included within the $20,794 of structuring fees recognized during the six months ended December 31, 2014 is a $3,000 fee from Airmall related to the sale of the operating company for which a fee was received in August 2014 and a $2,000 fee from Ajax related to the sale of the operating company for which a fee was received in October 2014. The remaining $15,794 of structuring fees recognized during the six months ended December 31, 2014 resulted from follow-on investments and new originations, primarily from our investments in Hollander, InterDent, Onyx, Pacific World, SAFE, System One, Trinity and UPRC, as discussed above. To a lesser extent, the decrease in other income resulted from a decrease in miscellaneous income due to the receipt of $5,000 of legal cost reimbursement from a litigation settlement during the six months ended December 31, 2013 which had been expensed in prior years. No such income was received during the six months ended December 31, 2014.
Operating Expenses
Our primary operating expenses consist of investment advisory fees (base management and income incentive fees), borrowing costs, legal and professional fees and other operating and overhead-related expenses. These expenses include our allocable portion of overhead under the Administration Agreement with Prospect Administration under which Prospect Administration provides administrative services and facilities for us. Our investment advisory fees compensate the Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions. Operating expenses were $107,558 and $85,875 for the three months ended December 31, 2014 and December 31, 2013, respectively. Operating expenses were $215,116 and $164,572 for the six months ended December 31, 2014 and December 31, 2013, respectively.
The base management fee was $34,034 and $25,075 for the three months ended December 31, 2014 and December 31, 2013, respectively. The increase is directly related to our growth in total assets. For the three months ended December 31, 2014 and December 31, 2013, we incurred $22,831 and $23,054 of income incentive fees, respectively. This decrease was driven by a corresponding decrease in pre-incentive fee net investment income from $115,269 for the three months ended December 31, 2013 to $114,156 for the three months ended December 31, 2014, primarily due to a decrease in dividend and other income. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
The base management fee was $67,199 and $48,120 for the six months ended December 31, 2014 and December 31, 2013, respectively. The increase is directly related to our growth in total assets. For the six months ended December 31, 2014 and December 31, 2013, we incurred $46,447 and $43,638 of income incentive fees, respectively. This increase was driven by a corresponding increase in pre-incentive fee net investment income from $218,190 for the six months ended December 31, 2013 to $232,235 for the six months ended December 31, 2014, primarily due to an increase in interest income from a larger asset base. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
During the three months ended December 31, 2014 and December 31, 2013, we incurred $42,244 and $29,256, respectively, of expenses related to our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our "Notes"). During the six months ended December 31, 2014 and December 31, 2013, we incurred $85,158 and $56,663, respectively, of expenses related to our Notes. These expenses are related directly to the leveraging capacity put into place for each of those periods and the levels of indebtedness actually undertaken in those periods.

The table below describes the various expenses of our Notes and the related indicators of leveraging capacity and indebtedness during these periods.

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Interest on borrowings	$37,704	$25,096	$74,714	$48,620
Amortization of deferred financing costs	2,859	2,563	6,688	4,998
Accretion of discount on Public Notes	48	52	117	88
Facility commitment fees	1,633	1,545	3,639	2,957
Total interest and credit facility expenses	$42,244	$29,256	$85,158	$56,663

Average principal debt outstanding	$2,848,816	$1,731,424	$2,790,268	$1,673,659
Weighted average stated interest rate on borrowings(1)	5.29%	5.80%	5.36%	5.81%
Weighted average interest rate on borrowings(2)	5.93%	6.76%	6.10%	6.77%
Revolving Credit Facility amount at beginning of period	$810,000	$567,500	$857,500	$552,500

(1)	Includes only the stated interest expense.

(2)	Includes the stated interest expense, amortization of deferred financing costs, accretion of discount on Public Notes and commitment fees on the undrawn portion of our Revolving Credit Facility.
The increase in interest expense for the three and six months ended December 31, 2014 is primarily due to utilizing more debt including the issuance of additional Prospect Capital InterNotes®, the 5.00% 2019 Notes, and the 2020 Notes for which we incurred an incremental $12,281 and $26,123 of collective interest expense, respectively. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) decreased from 5.80% for the three months ended December 31, 2013 to 5.29% for the three months ended December 31, 2014. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) decreased from 5.81% for the six months ended December 31, 2013 to 5.36% for the six months ended December 31, 2014. This decrease is primarily due to issuances of debt at lower rates.
The allocation of overhead expense from Prospect Administration was $3,014 and $3,986 for the three months ended December 31, 2014 and December 31, 2013, respectively. The allocation of overhead expense from Prospect Administration was $5,430 and $7,972 for the six months ended December 31, 2014 and December 31, 2013, respectively. During the three months ended December 31, 2014 and December 31, 2013, Prospect Administration received payments of $2,266 and $1,967, respectively, directly from our portfolio companies for legal, tax and portfolio level accounting services. During the six months ended December 31, 2014 and December 31, 2013, Prospect Administration received payments of $3,321 and $3,045, respectively, directly from our portfolio companies for legal, tax and portfolio level accounting services. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration's charges for its administrative services would have increased by these amounts.
Excise tax expense was $1,000 and $2,000 for the three and six months ended December 31, 2013, respectively, and $1,775 for the three and six months ended December 31, 2014. We previously paid $4,500 of excise taxes for the undistributed ordinary income retained at December 31, 2012. As of December 31, 2013, we had a deposit with the IRS of $623 for excise taxes as we had made excise tax payments in excess of the excise tax liability through December 31, 2013. As of December 31, 2014, we had a deposit with the IRS of $425 for excise taxes as we had made excise tax payments in excess of our expected excise tax liability through December 31, 2014.
Total operating expenses, net of investment advisory fees, interest and credit facility expenses, allocation of overhead from Prospect Administration and excise tax (“Other Operating Expenses”) were $3,660 and $3,504 for the three months ended December 31, 2014 and December 31, 2013, respectively, holding consistent at $0.01 per weighted average share outstanding. Other Operating Expenses were $9,107 and $6,179 for the six months ended December 31, 2014 and December 31, 2013, respectively. The increase of $2,928 during the six months ended December 31, 2014 is primarily due to an increase in our legal fees related to the discussions with the SEC regarding consolidation.

Net Investment Income
Net investment income represents the difference between investment income and operating expenses. Net investment income was $91,325 and $92,215 for the three months ended December 31, 2014 and December 31, 2013, respectively ($0.26 and $0.32 per weighted average share, respectively). The significant increase in the asset base resulted in an additional $41,711 of interest income which was offset by increased interest costs from the leverage utilized of $12,988 and increased base management fees of $8,959. Also reducing net investment income for the three months ended December 31, 2014 versus December 31, 2013 were significant dividends in the 2013 period from Airmall and Credit Central which were not produced in the 2014 period and a decrease in other income of $14,037. The decrease in other income is primarily from a reduction in structuring fees from lower origination levels and purchases of online consumer and commercial loans, which do not generate structuring fees. (Refer to "Investment Income" and "Operating Expenses" above for further discussion.)
Net investment income was $185,788 and $174,552 for the six months ended December 31, 2014 and December 31, 2013, respectively ($0.52 and $0.61 per weighted average share, respectively). The significant increase in the asset base resulted in an additional $87,430 of interest income which was offset by increased interest costs from the leverage utilized of $28,495 and increased base management fees of $19,079. Also reducing the net increase in net assets resulting from operations for the six months ended December 31, 2014 versus December 31, 2013 were significant dividends in the 2013 period from Airmall and Credit Central which were not produced in the 2014 period and a decrease in other income of $13,905. The decrease in other income is primarily from a reduction in structuring fees from lower origination levels and purchases of online consumer and commercial loans, which do not generate structuring fees. (Refer to "Investment Income" and "Operating Expenses" above for further discussion.)
Net Realized Loss
Net realized loss was $133,102 and $5,671 for the three months ended December 31, 2014 and December 31, 2013, respectively. The net realized loss during the three months ended December 31, 2014 was primarily due to the sale of our investment in Ajax for which we recognized a realized loss of $23,560 and the sale of four of our CLO investments for which we realized total losses of $15,639, as discussed earlier. During the three months ended December 31, 2014, we determined that the impairments of several of our investments (Change Clean Energy Company, Coalbed, Manx Energy, New Century Transportation, Stryker Energy, Wind River Resources Corporation, and Yatesville Coal Company) were other-than-temporary and recorded total realized losses of $94,364 (which were previously recognized as unrealized losses) for the amount that the amortized cost exceeded the fair value. These losses were partially offset by net realized gains from partial sales and the release of escrowed amounts due to us from several portfolio companies for which we recognized total realized gains of of $461.
Net realized loss was $156,013 and $1,882 for the six months ended December 31, 2014 and December 31, 2013, respectively. The net realized loss during the six months ended December 31, 2014 was primarily due to the sale of our investments in Airmall, Ajax, Borga and BXC for which we recognized total realized losses of $45,906 and the sale of four of our CLO investments for which we realized total losses of $15,639, as discussed above. During the six months ended December 31, 2014, we determined that the impairments of several of our investments (Appalachian Energy, Change Clean Energy Company, Coalbed, Manx, New Century Transportation, Stryker Energy, Wind River Resources Corporation, and Yatesville Coal Company) were other-than-temporary and recorded total realized losses of $96,405 (which were previously recognized as unrealized losses) for the amount that the amortized cost exceeded the fair value. These losses were partially offset by net realized gains from the proceeds collected on warrants redeemed from Snacks Parent Corporation, litigation settlements, partial sales and the release of escrowed amounts due to us from several portfolio companies for which we recognized total realized gains of of $1,937.
Net Change in Unrealized Appreciation (Depreciation)
Net change in unrealized appreciation (depreciation) was $127,747 and $(1,182) for the three months ended December 31, 2014 and December 31, 2013, respectively. The variability in results is primarily due to the valuation of equity positions in our portfolio susceptible to significant changes in value, both increases as well as decreases, due to operating results. For the three months ended December 31, 2014, the $128,929 increase in net change in unrealized appreciation was primarily the result of realizing losses that were previously unrealized related to the sale of our investment in Ajax and the impairment of certain investments for which we eliminated the unrealized depreciation balances related to these investments. We also experienced significant write-ups in our investments in Echelon, First Tower, Harbortouch, NPRC, and UPRC. These instances of unrealized appreciation were partially offset by unrealized depreciation related to CP Energy, Freedom Marine, R-V, and our CLO equity investments.
Net change in unrealized appreciation (depreciation) was $140,303 and $(7,408) for the six months ended December 31, 2014 and December 31, 2013, respectively. The variability in results is primarily due to the valuation of equity positions in our portfolio susceptible to significant changes in value, both increases as well as decreases, due to operating results. For the six months ended December 31, 2014, the $147,711 increase in net change in unrealized appreciation was primarily the result of realizing losses that were previously unrealized related to the sale of our investments in Airmall, Ajax, Borga and BXC, and the impairment of certain investments for which we eliminated the unrealized depreciation balances related to these investments. We also experienced significant write-ups in our investments in First Tower, Harbortouch, and NPRC. These instances of unrealized appreciation were partially offset by unrealized depreciation related to CP Energy, Freedom Marine, R-V, Valley Electric, and our CLO equity investments.
Financial Condition, Liquidity and Capital Resources
For the six months ended December 31, 2014 and December 31, 2013, our operating activities used $28,054 and $458,491 of cash, respectively. There were no investing activities for the six months ended December 31, 2014 and December 31, 2013. Financing activities provided $310 and $501,259 of cash during the six months ended December 31, 2014 and December 31, 2013, respectively, which included dividend payments of $223,001 and $168,291, respectively.
Our primary uses of funds have been to continue to invest in portfolio companies, through both debt and equity investments, repay outstanding borrowings and to make cash distributions to holders of our common stock.
Our primary sources of funds have been issuances of debt and equity. We have and may continue to fund a portion of our cash needs through borrowings from banks, issuances of senior securities or secondary offerings. We may also securitize a portion of our investments in unsecured or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the six months ended December 31, 2014, we borrowed $839,000 and made repayments totaling $753,300 under our Revolving Credit Facility. As of December 31, 2014, we had $177,700 outstanding on our Revolving Credit Facility, $1,247,500 outstanding on our Convertible Notes, Public Notes with a carrying value of $647,998 and $785,317 outstanding on our Prospect Capital InterNotes®. (See "Capitalization" above.)
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 2.00%. As of December 31, 2014 and June 30, 2014, we had $81,400 and $72,118, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies.
Our Board of Directors, pursuant to the Maryland General Corporation Law, executed Articles of Amendment to increase the number of shares authorized for issuance from 500,000,000 to 1,000,000,000 in the aggregate. The amendment became effective May 6, 2014.
On November 4, 2014, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $4,926,533 of additional debt and equity securities in the public market as of December 31, 2014.
We also continue to generate liquidity through public and private stock offerings.
On August 29, 2014, we entered into an ATM Program with BB&T Capital Markets, Goldman Sachs, KeyBanc Capital Markets, and RBC Capital Markets through which we could sell, by means of at-the-market offerings from time to time, up to 50,000,000 shares of our common stock. During the period from September 8, 2014 through October 29, 2014 (with settlement dates of September 11, 2014 to November 3, 2014), we sold 9,490,975 shares of our common stock at an average price of $10.03 per share, and raised $95,149 of gross proceeds, under the ATM Program. Net proceeds were $94,500 after commissions to the broker-dealer on shares sold and offering costs.
On November 7, 2014, we entered into an ATM Program with BB&T Capital Markets, Goldman Sachs, KeyBanc Capital Markets, RBC Capital Markets and Santander Investment Securities through which we could sell, by means of at-the-market offerings from time to time, up to 50,000,000 shares of our common stock. During the period from November 12, 2014 through November 28, 2014, 2014 (with settlement dates of November 17, 2014 to December 3, 2014), we sold 5,354,581 shares of our common stock at an average price of $9.65 per share, and raised $51,678 of gross proceeds, under the ATM Program. Net proceeds were $51,097 after commissions to the broker-dealer on shares sold and offering costs. There have been no issuances under the ATM Program subsequent to December 3, 2014.
Off-Balance Sheet Arrangements
As of December 31, 2014, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than those which originate from 1) the investment advisory and management agreement and the administration agreement and 2) the portfolio companies.

Recent Developments
On January 15, 2015, we redeemed $20,791 aggregate principal amount of our Prospect Capital InterNotes®.
On January 15, 2015, we provided notice of our intent to redeem $17,505 aggregate principal amount of our Prospect Capital InterNotes® on February 15, 2015.
On January 16, 2015, we made a $13,871 follow-on investment in NPRC to acquire five additional properties in Michigan Storage, LLC, a portfolio of twelve self-storage facilities located in Michigan. We invested $2,061 of equity through NPH and $11,810 of debt directly to NPRC.
On January 16, 2015, we increased total commitments to our Revolving Credit Facility by $75,000 to $885,000 in the aggregate. The $75,000 commitment comes from a new lender, increasing the number of lenders in our Revolving Credit Facility to 22.
On January 22, 2015, we issued 151,538 shares of our common stock in connection with the dividend reinvestment plan.
On January 30, 2015, we repurchased $8,000 of the 2020 Notes at a price of 93.0, including commissions.
During the period from January 1, 2015 through February 4, 2015, we issued $17,558 in aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $17,268. In addition, we sold $5,601 in aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $5,509 with expected closing on February 5, 2015.
During the period from January 1, 2015 through February 4, 2015, our wholly-owned subsidiary PSBL purchased $11,195 of small business whole loans from OnDeck.
During the period from January 1, 2015 through February 4, 2015, we made three follow-on investments in NPRC totaling $15,000 to support the online lending initiative. We invested $4,500 of equity through NPH and $10,500 of debt directly to NPRC.
Critical Accounting Policies and Estimates
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) pursuant to the requirements for reporting on Form 10-Q, ASC 946, Financial Services—Investment Companies (“ASC 946”), and Articles 6 and 10 of Regulation S-X. Under the 1940 Act, ASC 946, and the regulations pursuant to Article 6 of Regulation S-X, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit us. Our consolidated financial statements include the accounts of Prospect, PCF, PSBL, PYC, and the Consolidated Holding Companies. All intercompany balances and transactions have been eliminated in consolidation. The financial results of our non-substantially wholly-owned holding companies and operating portfolio company investments are not consolidated in the financial statements. Any operating companies owned by the Consolidated Holding Companies are not consolidated.
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

3.
The Audit Committee of our Board of Directors reviews and discusses the preliminary valuation of Prospect Capital Management, L.P. (the “Investment Adviser”) and that of the independent valuation firms.

4.
The Board of Directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of the Investment Adviser, the respective independent valuation firm and the Audit Committee.

Our non-CLO investments are valued utilizing a yield analysis, enterprise value (“EV”) analysis, net asset value analysis, liquidation analysis, discounted cash flow analysis, or a combination of methods, as appropriate. The yield analysis uses loan spreads and other relevant information implied by market data involving identical or comparable assets or liabilities. Under the EV analysis, the EV of a portfolio company is first determined and allocated over the portfolio company’s securities in order of their preference relative to one another (i.e., “waterfall” allocation). To determine the EV, we typically use a market multiples approach that considers relevant and applicable market trading data of guideline public companies, transaction metrics from precedent M&A transactions and/or a discounted cash flow analysis. The net asset value analysis is used to derive a value of an underlying investment (such as real estate property) by dividing a relevant earnings stream by an appropriate capitalization rate. For this purpose, we consider capitalization rates for similar properties as may be obtained from guideline public companies and/or relevant transactions. The liquidation analysis is intended to approximate the net recovery value of an investment based on, among other things, assumptions regarding liquidation proceeds based on a hypothetical liquidation of a portfolio company’s assets. The discounted cash flow analysis uses valuation techniques to convert future cash flows or earnings to a range of fair values from which a single estimate may be derived utilizing an appropriate discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts.
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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current. As of December 31, 2014, less than 0.1% of our total assets are in non-accrual status.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. For the calendar year ended December 31, 2014, we elected to retain a portion of our annual taxable income and incurred an excise tax expense of $1,775. As of December 31, 2014, we had a deposit with the IRS of $425 for excise taxes as we had made excise tax payments in excess of our expected excise tax liability through December 31, 2014.
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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of December 31, 2014 and for the three and six months then ended, we did not have a liability for any tax benefits. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2010 remain subject to examination by the Internal Revenue Service.
Dividends and Distributions
Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a monthly dividend or distribution is approved by our Board of Directors quarterly and is generally based upon our management’s estimate of our future earnings. Net realized capital gains, if any, are distributed at least annually.
Financing Costs
We record origination expenses related to our Revolving Credit Facility and Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Unsecured Notes”) as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method for our Revolving Credit Facility and the effective interest method for our Unsecured Notes over the respective expected life or maturity. In the event that we modify or extinguish our debt before maturity, we follow the guidance in ASC 470-50, Modification and Extinguishments (“ASC 470-50”). For modifications to or exchanges of our Revolving Credit Facility, any unamortized deferred costs relating to lenders who are not part of the new lending group are expensed. For extinguishments of our Unsecured Notes, any unamortized deferred costs are deducted from the basis of the debt in determining the gain or loss from the extinguishment.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2014, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such of these matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any such litigation as of December 31, 2014.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2014, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
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
4.1
Three Hundred Twenty-Fourth Supplemental Indenture dated as of November 17, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(4)

4.2	Form of 4.250% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.1)(4)
4.3
Three Hundred Twenty-Fifth Supplemental Indenture dated as of November 28, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(5)

4.4	Form of 4.250% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.3)(5)
4.5
Three Hundred Twenty-Sixth Supplemental Indenture dated as of December 4, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(6)

4.6	Form of 4.250% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.5)(6)
4.7
Three Hundred Twenty-Seventh Supplemental Indenture dated as of December 11, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(7)

4.8	Form of 4.250% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.7)(7)
4.9
Three Hundred Twenty-Eighth Supplemental Indenture dated as of December 18, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(8)

4.10	Form of 4.250% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.9)(8)
4.11
Three Hundred Twenty-Ninth Supplemental Indenture dated as of December 29, 2014, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(9)

4.12	Form of 4.250% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.11)(9)
10.1	Custody Agreement, dated as of October 10, 2014, by and between Prospect Yield Corporation, LLC and U.S. Bank National Association(3)
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

*	Filed herewith.
(1)	Incorporated by reference from the Registrant's Form 8-K filed on May 9, 2014.
(2)	Incorporated by reference from the Registrant's Form 8-K filed on August 26, 2011.
(3)	Incorporated by reference from Pre-Effective Amendment No. 1 to the Registrant's Registration Statement, filed on October 14, 2014.
(4)	Incorporated by reference from Post-Effective Amendment No. 2 to the Registrant's Registration Statement, filed on November 20, 2014.
(5)	Incorporated by reference from Post-Effective Amendment No. 3 to the Registrant's Registration Statement, filed on November 28, 2014.
(6)	Incorporated by reference from Post-Effective Amendment No. 4 to the Registrant's Registration Statement, filed on December 4, 2014.
(7)	Incorporated by reference from Post-Effective Amendment No. 5 to the Registrant's Registration Statement, filed on December 11, 2014.
(8)	Incorporated by reference from Post-Effective Amendment No. 6 to the Registrant's Registration Statement, filed on December 18, 2014.
(9)	Incorporated by reference from Post-Effective Amendment No. 7 to the Registrant's Registration Statement, filed on December 29, 2014.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPECT CAPITAL CORPORATION

Date:	February 4, 2015	By:	/s/ JOHN F. BARRY III
John F. Barry III
Chairman of the Board and Chief Executive Officer

Date:	February 4, 2015	By:	/s/ BRIAN H. OSWALD
Brian H. Oswald
Chief Financial Officer