Form 10-Q
period 2015-03-31
PROSPECT CAPITAL CORP
filed 2015-05-06
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015 OR
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
Registrant’s telephone number, including area code: (212) 448-0702

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at May 5, 2015
$0.001 par value	358,793,412

PROSPECT CAPITAL CORPORATION

FORWARD-LOOKING STATEMENTS
This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future—including statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results—are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, “Item 1A. Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended June 30, 2014, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	March 31, 2015	June 30, 2014
	(Unaudited)	(Audited)
Assets
Investments at fair value:
Control investments (amortized cost of $1,792,504 and $1,719,242, respectively)	$1,828,211	$1,640,454
Affiliate investments (amortized cost of $45,370 and $31,829, respectively)	46,273	32,121
Non-control/non-affiliate investments (amortized cost of $4,752,152 and $4,620,451, respectively)	4,728,287	4,581,164
Total investments at fair value (amortized cost of $6,590,026 and $6,371,522, respectively)	6,602,771	6,253,739
Cash and cash equivalents	63,624	134,225
Receivables for:
Interest, net	24,369	21,997
Other	1,604	2,587
Prepaid expenses	1,860	2,828
Deferred financing costs	60,918	61,893
Total Assets	6,755,146	6,477,269

Liabilities
Revolving Credit Facility (Notes 4 and 8)	317,700	92,000
Convertible Notes (Notes 5 and 8)	1,239,500	1,247,500
Public Notes (Notes 6 and 8)	648,045	647,881
Prospect Capital InterNotes® (Notes 7 and 8)	778,718	785,670
Dividends payable	29,887	37,843
Due to Prospect Administration (Note 13)	2,544	2,208
Due to Prospect Capital Management (Note 13)	1,391	3
Accrued expenses	3,335	4,790
Interest payable	35,386	37,459
Other liabilities	4,052	3,733
Total Liabilities	3,060,558	2,859,087
Net Assets	$3,694,588	$3,618,182

Components of Net Assets
Common stock, par value $0.001 per share (1,000,000,000 common shares authorized; 358,661,441 and 342,626,637 issued and outstanding, respectively) (Note 9)	$359	$343
Paid-in capital in excess of par (Note 9)	3,972,249	3,814,634
Accumulated (overdistributed) underdistributed net investment income	(20,864)	42,086
Accumulated net realized loss on investments and extinguishment of debt	(269,901)	(121,098)
Net unrealized appreciation (depreciation) on investments	12,745	(117,783)
Net Assets	$3,694,588	$3,618,182

Net Asset Value Per Share (Note 16)	$10.30	$10.56

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Investment Income
Interest income:
Control investments	$50,418	$38,129	$146,230	$107,848
Affiliate investments	973	727	2,814	3,622
Non-control/non-affiliate investments	94,556	85,811	290,665	243,343
CLO fund securities	39,046	31,709	118,238	87,087
Total interest income	184,993	156,376	557,947	441,900
Dividend income:
Control investments	1,346	7,575	4,756	23,527
Affiliate investments	—	—	778	—
Non-control/non-affiliate investments	24	—	46	12
Money market funds	1	15	27	32
Total dividend income	1,371	7,590	5,607	23,571
Other income:
Control investments	1,620	12,431	10,352	39,580
Affiliate investments	—	5	226	12
Non-control/non-affiliate investments	3,366	13,925	18,122	24,388
Total other income (Note 10)	4,986	26,361	28,700	63,980
Total Investment Income	191,350	190,327	592,254	529,451
Operating Expenses
Investment advisory fees:
Base management fee (Note 13)	33,679	28,709	100,878	76,829
Income incentive fee (Note 13)	21,860	24,631	68,307	68,269
Total investment advisory fees	55,539	53,340	169,185	145,098
Interest and credit facility expenses	42,213	31,747	127,371	88,410
Legal fees	(4)	306	1,554	483
Valuation services	401	490	1,310	1,378
Audit, compliance and tax related fees	648	336	2,239	1,704
Allocation of overhead from Prospect Administration (Note 13)	2,984	3,986	8,414	11,958
Insurance expense	121	90	373	273
Directors’ fees	94	81	282	231
Excise tax	(793)	1,000	982	3,000
Other general and administrative expenses	2,706	428	7,315	3,841
Total Operating Expenses	103,909	91,804	319,025	256,376
Net Investment Income	87,441	98,523	273,229	273,075
Net realized gains (losses) on investments	4,704	(1,600)	(150,973)	(3,482)
Net change in unrealized (depreciation) appreciation on investments	(9,775)	(14,822)	130,528	(22,230)
Net realized and unrealized losses on investments	(5,071)	(16,422)	(20,445)	(25,712)
Net realized losses on extinguishment of debt	(878)	—	(1,214)	—
Net Increase in Net Assets Resulting from Operations	$81,492	$82,101	$251,570	$247,363
Net increase in net assets resulting from operations per share	$0.23	$0.26	$0.71	$0.86
Dividends declared per share	$(0.28)	$(0.33)	$(0.94)	$(0.99)

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except share data)
(Unaudited)

	Nine Months Ended March 31,
	2015	2014
Operations
Net investment income	$273,229	$273,075
Net realized losses on investments	(150,973)	(3,482)
Net change in unrealized appreciation (depreciation) on investments	130,528	(22,230)
Net realized losses on extinguishment of debt	(1,214)	—
Net Increase in Net Assets Resulting from Operations	251,570	247,363

Distributions to Shareholders
Distribution from net investment income	(331,863)	(289,875)
Distribution of return of capital	—	—
Net Decrease in Net Assets Resulting from Distributions to Shareholders	(331,863)	(289,875)

Common Stock Transactions
Issuance of common stock, net of underwriting costs	146,085	890,331
Less: Offering costs from issuance of common stock	(585)	(1,187)
Value of shares issued to acquire controlled investments	—	45,914
Value of shares issued through reinvestment of dividends	11,199	12,336
Net Increase in Net Assets Resulting from Common Stock Transactions	156,699	947,394

Total Increase in Net Assets	76,406	904,882
Net assets at beginning of period	3,618,182	2,656,494
Net Assets at End of Period	$3,694,588	$3,561,376

Common Stock Activity
Shares sold	14,845,556	80,343,264
Shares issued to acquire controlled investments	—	4,224,636
Shares issued through reinvestment of dividends	1,189,248	1,094,996
Total shares issued due to common stock activity	16,034,804	85,662,896
Shares issued and outstanding at beginning of period	342,626,637	247,836,965
Shares Issued and Outstanding at End of Period	358,661,441	333,499,861

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(Unaudited)

	Nine Months Ended March 31,
	2015	2014
Operating Activities
Net increase in net assets resulting from operations	$251,570	$247,363
Net realized losses on extinguishment of debt	1,214	—
Net realized losses on investments	150,973	3,482
Net change in unrealized (appreciation) depreciation on investments	(130,528)	22,230
Amortization of discounts and premiums, net	64,200	31,837
Accretion of discount on Public Notes (Note 6)	164	133
Amortization of deferred financing costs	9,601	7,810
Payment-in-kind interest	(16,485)	(13,043)
Structuring fees	(18,055)	(40,064)
Change in operating assets and liabilities:
Payments for purchases of investments	(1,594,481)	(2,409,231)
Proceeds from sale of investments and collection of investment principal	1,195,344	617,352
(Increase) decrease in interest receivable, net	(2,372)	1,771
Decrease in other receivables	983	1,433
Decrease (increase) in prepaid expenses	968	(153)
Decrease in due to broker	—	(43,588)
Increase in due to Prospect Administration	336	509
Increase in due to Prospect Capital Management	1,388	21,412
(Decrease) increase in accrued expenses	(1,455)	1,291
Decrease in interest payable	(2,073)	(1,612)
Increase in other liabilities	319	3,240
Net Cash Used in Operating Activities	(88,389)	(1,547,828)

Financing Activities
Borrowings under Revolving Credit Facility (Note 4)	1,187,000	986,500
Principal payments under Revolving Credit Facility (Note 4)	(961,300)	(381,500)
Repurchase of Convertible Notes, net (Note 5)	(7,658)	—
Issuance of Prospect Capital InterNotes® (Note 7)	74,967	407,208
Redemptions of Prospect Capital InterNotes®, net (Note 7)	(83,475)	(3,341)
Financing costs paid and deferred	(8,626)	(10,423)
Proceeds from issuance of common stock, net of underwriting costs	146,085	890,331
Offering costs from issuance of common stock	(585)	(1,187)
Dividends paid	(328,620)	(268,028)
Net Cash Provided by Financing Activities	17,788	1,619,560

Total (Decrease) Increase in Cash and Cash Equivalents	(70,601)	71,732
Cash and cash equivalents at beginning of period	134,225	203,236
Cash and Cash Equivalents at End of Period	$63,624	$274,968

Supplemental Disclosures
Cash paid for interest	$119,679	$78,344

Non-Cash Financing Activities
Value of shares issued through reinvestment of dividends	$11,199	$12,336
Value of shares issued to acquire controlled investments	$—	$45,914

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
(in thousands, except share data)

			March 31, 2015 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(47)

American Property REIT Corp.(32)	Various / Real Estate	Senior Secured Term Loan (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 4/1/2019)(4)	$106,686	$106,686	$106,686	2.9%
		Common Stock (272,116 shares)		24,769	26,236	0.7%
		Net Operating Income Interest (5% of Net Operating Income)		—	10,594	0.3%
				131,455	143,516	3.9%
Arctic Energy Services, LLC(30)	Wyoming / Oil & Gas Production	Senior Secured Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor), due 5/5/2019)(3)(4)	31,640	31,640	31,640	0.9%
		Senior Subordinated Term Loan (14.00% (LIBOR + 11.00% with 3.00% LIBOR floor), due 5/5/2019)(3)(4)	20,230	20,230	20,230	0.5%
		Class A Units (700 units)		9,006	10,046	0.3%
				60,876	61,916	1.7%
CCPI Inc.(33)	Ohio / Manufacturing	Senior Secured Term Loan A (10.00%, due 12/31/2017)(3)	16,875	16,875	16,875	0.5%
		Senior Secured Term Loan B (12.00% plus 7.00% PIK, due 12/31/2017)	8,691	8,691	8,691	0.2%
		Common Stock (14,857 shares)		8,553	11,308	0.3%
				34,119	36,874	1.0%
CP Energy Services Inc.(38)	Oklahoma / Oil & Gas Production	Senior Secured Term Loan A to CP Well Testing, LLC (7.00% (LIBOR + 5.00% with 2.00% LIBOR floor), due 4/1/2019)(4)	11,035	11,035	11,035	0.3%
		Senior Secured Term Loan B to CP Well Testing, LLC (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor) plus 7.50% PIK, due 4/1/2019)(3)(4)	73,099	73,099	73,099	2.0%
		Second Lien Term Loan to CP Well Testing, LLC (9.00% (LIBOR + 7.00% with 2.00% LIBOR floor) plus 9.00% PIK, due 4/1/2019)(4)	15,214	15,214	15,214	0.4%
		Common Stock (2,924 shares)		15,227	2,290	0.1%
				114,575	101,638	2.8%
Credit Central Loan Company, LLC(34)	Ohio / Consumer Finance	Subordinated Term Loan (10.00% plus 10.00% PIK, due 6/26/2019)(22)	36,333	36,333	36,333	1.0%
		Class A Shares (7,500,000 shares)(22)		11,633	10,766	0.3%
		Net Revenues Interest (25% of Net Revenues)(22)		—	4,443	0.1%
				47,966	51,542	1.4%
Echelon Aviation LLC	New York / Aerospace & Defense	Senior Secured Term Loan (11.75% (LIBOR + 9.75% with 2.00% LIBOR floor) plus 2.25% PIK, due 3/31/2022)(4)	40,808	40,808	40,808	1.1%
		Class A Shares (11,335,318 shares)		19,907	28,133	0.8%
				60,715	68,941	1.9%
First Tower Finance Company LLC(29)	Mississippi / Consumer Finance	Subordinated Term Loan to First Tower, LLC (10.00% plus 12.00% PIK, due 6/24/2019)(22)	251,246	251,246	251,246	6.8%
		Class A Shares (83,729,323 shares)(22)		66,473	103,884	2.8%
				317,719	355,130	9.6%
Freedom Marine Solutions, LLC(8)	Louisiana / Energy	Senior Secured Note to Vessel Company, LLC (18.00%, due 12/12/2016)	3,500	3,500	3,500	0.1%
		Senior Secured Note to Vessel Company II, LLC (13.00%, due 11/25/2018)	13,000	12,504	9,499	0.3%
		Senior Secured Note to Vessel Company III, LLC (13.00%, due 12/3/2018)	16,000	16,000	14,342	0.4%
		Membership Interest (100%)		7,807	1,260	—%
				39,811	28,601	0.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			March 31, 2015 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(47)

Gulf Coast Machine & Supply Company	Texas / Manufacturing	Senior Secured Term Loan (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor), in non-accrual status effective 1/1/2015, due 10/12/2017)(4)	$23,196	$23,000	$8,199	0.2%
		Series A Convertible Preferred Stock (99,900 shares)		25,950	—	—%
				48,950	8,199	0.2%
Harbortouch Payments, LLC(43)	Pennsylvania / Business Services	Senior Secured Term Loan A (9.00% (LIBOR + 7.00% with 2.00% LIBOR floor), due 9/30/2017)(3)(4)	129,663	129,663	129,663	3.5%
		Senior Secured Term Loan B (5.50% (LIBOR + 4.00% with 1.50% LIBOR floor) plus 5.50% PIK, due 3/31/2018)(4)	137,226	137,226	137,226	3.7%
		Senior Secured Term Loan C (13.00% (LIBOR + 9.00% with 4.00% LIBOR floor), due 9/29/2018)(4)	24,011	24,011	24,011	0.6%
		Class C Shares (535 shares)		8,739	39,372	1.1%
				299,639	330,272	8.9%
MITY, Inc.(17)	Utah / Durable Consumer Products	Senior Secured Note A (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor), due 3/19/2019)(3)(4)	18,250	18,250	18,250	0.5%
		Senior Secured Note B (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor) plus 10.00% PIK, due 3/19/2019)(4)	15,896	15,896	15,896	0.4%
		Subordinated Unsecured Note to Broda Enterprises ULC (10.00%, due on demand)(22)	7,200	7,200	7,200	0.2%
		Common Stock (42,053 shares)		6,849	13,685	0.4%
				48,195	55,031	1.5%
National Property REIT Corp.(40)	Various / Real Estate	Senior Secured Term Loan A (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 4/1/2019)(4)	172,403	172,403	172,403	4.7%
		Senior Secured Term Loan A to ACL Loan Holdings, Inc. (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 4/1/2019)(4)	79,462	79,462	79,462	2.1%
		Senior Secured Term Loan B to ACL Loan Holdings, Inc. (14.00% (LIBOR + 12.00% with 2.00% LIBOR floor) plus 3.00% PIK, due 4/1/2019)(4)	47,050	47,050	47,050	1.3%
		Common Stock (84,567 shares)		68,757	70,665	1.9%
		Net Operating Income Interest (5% of Net Operating Income)		—	20,221	0.5%
				367,672	389,801	10.5%
Nationwide Acceptance LLC(36)	Illinois / Consumer Finance	Subordinated Term Loan (10.00% plus 10.00% PIK, due 6/18/2019)(22)	14,820	14,820	14,820	0.4%
		Class A Shares (24,029,326 shares)(22)		12,919	15,304	0.4%
				27,739	30,124	0.8%
NMMB, Inc.(24)	New York / Media	Senior Secured Note (14.00%, due 5/6/2016)	3,714	3,714	3,147	0.1%
		Senior Secured Note to Armed Forces Communications, Inc. (14.00%, due 5/6/2016)	7,000	7,000	5,931	0.2%
		Series A Preferred Stock (7,200 shares)		7,200	—	—%
		Series B Preferred Stock (5,669 shares)		5,669	—	—%
				23,583	9,078	0.3%
R-V Industries, Inc.	Pennsylvania / Manufacturing	Senior Subordinated Note (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 6/12/2018)(3)(4)	30,411	30,411	30,411	0.8%
		Common Stock (545,107 shares)		5,087	8,287	0.2%
		Warrant (to purchase 200,000 shares of Common Stock, expires 6/30/2017)		1,682	3,041	0.1%
				37,180	41,739	1.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			March 31, 2015 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(47)

United Property REIT Corp.(41)	Various / Real Estate	Senior Term Loan (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 4/1/2019)(4)	$58,219	$58,219	$58,219	1.6%
		Common Stock (70,689 shares)		11,946	12,783	0.3%
		Net Operating Income Interest (5% of Net Operating Income)		—	10,916	0.3%
				70,165	81,918	2.2%
Valley Electric Company, Inc.(35)	Washington / Construction & Engineering	Senior Secured Note to Valley Electric Co. of Mt. Vernon, Inc. (8.00% (LIBOR + 5.00% with 3.00% LIBOR floor) plus 2.50% PIK, due 12/31/2017)(3)(4)	10,275	10,275	10,275	0.3%
		Senior Secured Note (10.00% plus 8.50% PIK, due 12/31/2018)	21,835	21,835	21,835	0.6%
		Common Stock (50,000 shares)		26,204	—	—%
				58,314	32,110	0.9%
Vets Securing America, Inc.(9)	North Carolina / Contracting	Secured Promissory Notes to The Healing Staff, Inc. and Vets Securing America, Inc. (15.00%, in non-accrual status effective 12/22/2010, past due)	1,688	1,686	—	—%
		Senior Demand Note to The Healing Staff, Inc. (15.00%, in non-accrual status effective 11/1/2010, past due)	1,170	1,170	—	—%
		Common Stock of The Healing Staff, Inc. (1,000 shares)		—	—	—%
		Common Stock of Vets Securing America, Inc. (1 share)		975	—	—%
				3,831	—	—%
Wolf Energy, LLC(12)	Kansas / Oil & Gas Production	Senior Secured Promissory Note secured by assets formerly owned by H&M (18.00%, in non-accrual status effective 4/15/2013, due 4/15/2018)(37)	29,434	—	1,759	—%
		Membership Interest (100%)		—	—	—%
		Net Profits Interest (8% of Equity Distributions)(7)		—	22	—%
				—	1,781	—%
Total Control Investments				$1,792,504	$1,828,211	49.5%

Affiliate Investments (5.00% to 24.99% voting control)(48)

BNN Holdings Corp.	Michigan / Healthcare	Senior Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 8/29/2019)(3)(4)	$21,348	$21,348	$21,348	0.6%
		Senior Term Loan B (11.50% (LIBOR + 10.50% with 1.00% LIBOR floor), due 8/29/2019)(3)(4)	21,795	21,795	21,795	0.6%
		Series A Preferred Stock (9,925.455 shares)(13)		1,779	2,582	—%
		Series B Preferred Stock (1,753.636 shares)(13)		448	548	—%
				45,370	46,273	1.2%
Total Affiliate Investments				$45,370	$46,273	1.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			March 31, 2015 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Aderant North America, Inc.	Georgia / Software & Computer Services	Second Lien Term Loan (10.00% (LIBOR + 8.75% with 1.25% LIBOR floor), due 6/20/2019)(4)(16)	$7,000	$6,924	$7,000	0.2%
				6,924	7,000	0.2%
AFI Shareholder, LLC (f/k/a Aircraft Fasteners International, LLC)	California / Machinery	Class A Units (32,500 units)		396	498	—%
				396	498	—%
Airmall Inc.(27)	Pennsylvania / Property Management	Escrow Receivable		5,880	3,752	0.1%
				5,880	3,752	0.1%
Ajax Rolled Ring & Machine, LLC(42)	South Carolina / Manufacturing	Escrow Receivable		—	1,731	—%
				—	1,731	—%
ALG USA Holdings, LLC	Pennsylvania / Hotels, Restaurants & Leisure	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 2/28/2020)(4)(16)	12,000	11,814	12,000	0.3%
				11,814	12,000	0.3%
American Broadband Holding Company and Cameron Holdings of NC, Inc.	North Carolina / Telecommunication Services	Senior Secured Term Loan B (11.00% (LIBOR + 9.75% with 1.25% LIBOR floor), due 9/30/2018)(3)(4)	74,654	74,654	74,654	2.0%
				74,654	74,654	2.0%
American Gilsonite Company	Utah / Metal Services & Minerals	Second Lien Term Loan (11.50%, due 9/1/2017)(16)	38,500	38,500	34,133	0.9%
		Membership Interest (99.9999%)(15)		—	3,976	0.1%
				38,500	38,109	1.0%
Apidos CLO IX	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 21.95%)(11)(22)	23,525	20,540	22,521	0.6%
				20,540	22,521	0.6%
Apidos CLO XI	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 15.67%)(11)(22)	38,340	32,222	33,143	0.9%
				32,222	33,143	0.9%
Apidos CLO XII	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 17.54%)(11)(22)	44,063	38,864	40,105	1.1%
				38,864	40,105	1.1%
Apidos CLO XV	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 14.97%)(11)(22)	36,515	34,883	31,891	0.9%
				34,883	31,891	0.9%
Arctic Glacier U.S.A., Inc.	Minnesota / Food Products	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 11/10/2019)(3)(4)	150,000	150,000	148,436	4.0%
				150,000	148,436	4.0%
Ark-La-Tex Wireline Services, LLC	Louisiana / Oil and Gas Production	Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 4/8/2019)(4)	26,325	26,325	24,497	0.7%
		Senior Secured Term Loan B (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 4/8/2019)(4)	26,325	26,325	23,762	0.6%
				52,650	48,259	1.3%
Armor Holding II LLC	New York / Diversified Financial Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 12/26/2020)(3)(4)(16)	7,000	6,884	6,538	0.2%
				6,884	6,538	0.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			March 31, 2015 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Atlantis Health Care Group (Puerto Rico), Inc.	Puerto Rico / Healthcare	Revolving Line of Credit – $4,000 Commitment (13.00% (LIBOR + 11.00% with 2.00% LIBOR floor), due 8/21/2016)(4)(25)(26)	$2,350	$2,350	$2,350	0.1%
		Senior Term Loan (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor), due 2/21/2018)(3)(4)	38,660	38,660	35,340	0.9%
				41,010	37,690	1.0%
Babson CLO Ltd. 2014-III	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 13.47%)(11)(22)	52,250	51,465	49,927	1.3%
				51,465	49,927	1.3%
Blue Coat Systems, Inc.	Massachusetts / Software & Computer Services	Second Lien Term Loan (9.50% (LIBOR + 8.50% with 1.00% LIBOR floor), due 6/28/2020)(3)(4)(16)	11,000	10,911	11,000	0.3%
				10,911	11,000	0.3%
Broder Bros., Co.	Pennsylvania / Textiles, Apparel & Luxury Goods	Senior Secured Notes (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 4/8/2019)(3)(4)(46)	253,675	253,675	253,675	6.9%
				253,675	253,675	6.9%
Brookside Mill CLO Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 19.42%)(11)(22)	26,000	21,956	24,131	0.7%
				21,956	24,131	0.7%
Caleel + Hayden, LLC	Colorado / Personal & Nondurable Consumer Products	Membership Interest(31)		—	237	—%
				—	237	—%
Capstone Logistics Acquisition, Inc.	Georgia / Business Services	Second Lien Term Loan (8.75% (LIBOR + 7.75% with 1.00% LIBOR floor), due 10/7/2022)(3)(4)	65,000	64,377	64,377	1.7%
				64,377	64,377	1.7%
Cent CLO 17 Limited	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 13.90%)(11)(22)	24,870	20,642	21,432	0.6%
				20,642	21,432	0.6%
Cent CLO 20 Limited	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 11.98%)(11)(22)	40,275	36,541	36,505	1.0%
				36,541	36,505	1.0%
Cent CLO 21 Limited	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 12.80%)(11)(22)	48,528	44,488	42,781	1.2%
				44,488	42,781	1.2%
CIFC Funding 2011-I, Ltd.	Cayman Islands / Diversified Financial Services	Class D Senior Secured Notes (5.25% (LIBOR + 5.00%, due 1/19/2023)(4)(22)	19,000	15,526	18,538	0.5%
		Class E Subordinated Notes (7.25% (LIBOR + 7.00%, due 1/19/2023)(4)(22)	15,400	12,959	14,420	0.4%
				28,485	32,958	0.9%
CIFC Funding 2013-III, Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 15.47%)(11)(22)	44,100	36,654	39,473	1.1%
				36,654	39,473	1.1%
CIFC Funding 2013-IV, Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 14.38%)(11)(22)	45,500	37,174	39,114	1.1%
				37,174	39,114	1.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			March 31, 2015 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

CIFC Funding 2014-IV Investor, Ltd.	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest, current yield 13.30%)(11)(22)	$41,500	$36,256	$37,237	1.0%
				36,256	37,237	1.0%
Cinedigm DC Holdings, LLC	New York / Software & Computer Services	Senior Secured Term Loan (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/31/2021)(4)	67,967	67,917	67,967	1.8%
				67,917	67,967	1.8%
The Copernicus Group, Inc.	North Carolina / Healthcare	Escrow Receivable		—	121	—%
				—	121	—%
Coverall North America, Inc.	Florida / Commercial Services	Senior Secured Term Loan (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor), due 12/17/2017)(3)(4)	50,244	50,244	50,244	1.4%
				50,244	50,244	1.4%
Crosman Corporation	New York / Manufacturing	Second Lien Term Loan (12.00% (LIBOR + 10.50% with 1.50% LIBOR floor), due 12/30/2019)(3)(4)	40,000	40,000	38,166	1.0%
				40,000	38,166	1.0%
Deltek, Inc.	Virginia / Software & Computer Services	Second Lien Term Loan (10.00% (LIBOR + 8.75% with 1.25% LIBOR floor), due 10/10/2019)(3)(4)(16)	12,000	11,868	11,868	0.3%
				11,868	11,868	0.3%
Diamondback Operating, LP	Oklahoma / Oil & Gas Production	Net Profits Interest (15% of Equity Distributions)(7)		—	—	—%
				—	—	—%
Edmentum, Inc.	Minnesota / Consumer Services	Second Lien Term Loan (12.00% (PRIME + 8.75%), in non-accrual status effective 1/1/2015, due 5/17/2019)(3)(4)(16)	50,000	48,623	25,329	0.7%
				48,623	25,329	0.7%
Empire Today, LLC	Illinois / Durable Consumer Products	Senior Secured Note (11.375%, due 2/1/2017)(16)	15,700	15,492	13,491	0.4%
				15,492	13,491	0.4%
Fischbein, LLC	North Carolina / Machinery	Escrow Receivable		—	123	—%
				—	123	—%
Fleetwash, Inc.	New Jersey / Business Services	Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 4/30/2019)(4)	24,625	24,625	24,625	0.6%
		Senior Secured Term Loan B (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 4/30/2019)(3)(4)	25,000	25,000	25,000	0.7%
		Delayed Draw Term Loan – $15,000 Commitment (expires 4/30/2019)(25)	—	—	—	—%
				49,625	49,625	1.3%
Focus Brands, Inc.	Georgia / Consumer Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 8/21/2018)(4)(16)	18,000	17,810	18,000	0.5%
				17,810	18,000	0.5%
Galaxy XV CLO, Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 15.33%)(11)(22)	35,025	28,142	30,191	0.8%
				28,142	30,191	0.8%
Galaxy XVI CLO, Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 13.35%)(11)(22)	22,575	19,360	19,523	0.5%
				19,360	19,523	0.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			March 31, 2015 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Galaxy XVII CLO, Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 12.87%)(11)(22)	$39,905	$34,322	$34,222	0.9%
				34,322	34,222	0.9%
Global Employment Solutions, Inc.	Colorado / Business Services	Senior Secured Term Loan (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 3/25/2019)(3)(4)	28,393	28,393	28,393	0.8%
				28,393	28,393	0.8%
GTP Operations, LLC(10)	Texas / Software & Computer Services	Senior Secured Term Loan (10.00% (LIBOR + 5.00% with 5.00% LIBOR floor), due 12/11/2018)(3)(4)	119,683	119,683	119,683	3.2%
				119,683	119,683	3.2%
Halcyon Loan Advisors Funding 2012-1 Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 28.96%)(11)(22)	23,188	20,086	22,303	0.6%
				20,086	22,303	0.6%
Halcyon Loan Advisors Funding 2013-1 Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 20.69%)(11)(22)	40,400	35,921	39,889	1.1%
				35,921	39,889	1.1%
Halcyon Loan Advisors Funding 2014-1 Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 16.99%)(11)(22)	24,500	21,408	22,578	0.6%
				21,408	22,578	0.6%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 18.24%)(11)(22)	41,164	36,035	38,777	1.0%
				36,035	38,777	1.0%
Harley Marine Services, Inc.	Washington / Transportation	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 12/20/2019)(3)(4)(16)	9,000	8,848	8,517	0.2%
				8,848	8,517	0.2%
Hollander Sleep Products, LLC	Florida / Durable Consumer Products	Senior Secured Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 10/21/2020)(3)(4)	22,500	22,500	22,500	0.6%
				22,500	22,500	0.6%
ICON Health & Fitness, Inc.	Utah / Durable Consumer Products	Senior Secured Note (11.875%, due 10/15/2016)(16)	21,850	21,945	21,632	0.6%
				21,945	21,632	0.6%
ICV-CSI Holdings, LLC	New York / Transportation	Membership Units (1.6 units)		1,639	2,539	0.1%
				1,639	2,539	0.1%
IDQ Holdings, Inc.	Texas / Automobile	Senior Secured Note (11.50%, due 4/1/2017)(16)	12,500	12,381	12,500	0.3%
				12,381	12,500	0.3%
Ikaria, Inc.	New Jersey / Healthcare	Second Lien Term Loan (8.75% (LIBOR + 7.75% with 1.00% LIBOR floor), due 2/12/2022)(4)(16)	20,000	19,470	20,008	0.5%
				19,470	20,008	0.5%
Instant Web, LLC	Minnesota / Media	Senior Secured Term Loan A (5.50% (LIBOR + 4.50% with 1.00% LIBOR floor), due 3/28/2019)(4)	146,978	146,978	146,978	4.0%
		Senior Secured Term Loan B (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 3/28/2019)(3)(4)	150,100	150,100	150,100	4.1%
		Senior Secured Term Loan C (12.75% (LIBOR + 11.75% with 1.00% LIBOR floor), due 3/28/2019)(4)	27,000	27,000	27,000	0.7%
		Delayed Draw Term Loan – $16,000 Commitment (expires 5/29/2016)(25)	—	—	—	—%
				324,078	324,078	8.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			March 31, 2015 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

InterDent, Inc.	California / Healthcare	Senior Secured Term Loan A (6.25% (LIBOR + 5.25% with 1.00% LIBOR floor), due 8/3/2017)(4)	$125,694	$125,694	$125,694	3.4%
		Senior Secured Term Loan B (11.25% (LIBOR + 10.25% with 1.00% LIBOR floor), due 8/3/2017)(3)(4)	131,125	131,125	131,125	3.5%
				256,819	256,819	6.9%
JAC Holding Corporation	Michigan / Transportation	Senior Secured Note (11.50%, due 10/1/2019)(16)	3,000	3,000	3,000	0.1%
				3,000	3,000	0.1%
JHH Holdings, Inc.	Texas / Healthcare	Second Lien Term Loan (11.25% (LIBOR + 10.00% with 1.25% LIBOR floor) plus 0.50% PIK, due 3/30/2019)(3)(4)	35,252	35,252	35,252	1.0%
				35,252	35,252	1.0%
LaserShip, Inc.	Virginia / Transportation	Senior Secured Term Loan A (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 3/18/2019)(3)(4)	35,391	35,391	33,110	0.9%
		Senior Secured Term Loan B (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 3/18/2019)(3)(4)	21,694	21,694	20,294	0.5%
		Delayed Draw Term Loan – $6,000 Commitment (expires 12/31/2016)(25)	—	—	—	—%
				57,085	53,404	1.4%
LCM XIV Ltd.	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest, current yield 16.33%)(11)(22)	26,500	23,232	23,722	0.6%
				23,232	23,722	0.6%
LHC Holdings Corp.	Florida / Healthcare	Revolving Line of Credit – $750 Commitment (9.50% (LIBOR + 8.00% with 1.50% LIBOR floor), due 12/31/2015)(4)(25)(26)	—	—	—	—%
		Senior Subordinated Debt (12.50% (LIBOR + 11.00% with 1.50% LIBOR floor), due 12/31/2015)(3)(4)	1,265	1,265	1,265	—%
		Membership Interest (125 units)		216	193	—%
				1,481	1,458	—%
Madison Park Funding IX, Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 17.86%)(11)(22)	31,110	23,606	25,083	0.7%
				23,606	25,083	0.7%
Matrixx Initiatives, Inc.	New Jersey / Pharmaceuticals	Senior Secured Term Loan A (7.50% (LIBOR + 6.00% with 1.50% LIBOR floor) plus 2.00% PIK, due 8/9/2018)(3)(4)	36,232	36,232	36,032	1.0%
		Senior Secured Term Loan B (12.50% (LIBOR + 11.00% with 1.50% LIBOR floor) plus 2.00% PIK, due 8/9/2018)(3)(4)	40,562	40,562	40,562	1.1%
				76,794	76,594	2.1%
Maverick Healthcare Equity, LLC	Arizona / Healthcare	Preferred Units (1,250,000 units)		1,252	1,997	0.1%
		Class A Common Units (1,250,000 units)		—	—	—%
				1,252	1,997	0.1%
Mountain View CLO 2013-I Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 18.13%)(11)(22)	43,650	38,274	41,698	1.1%
				38,274	41,698	1.1%
Nathan's Famous, Inc.	New York / Food Products	Senior Secured Notes (10.00%, due 3/15/2020)(16)	3,000	3,000	3,000	0.1%
				3,000	3,000	0.1%
NCP Finance Limited Partnership(23)	Ohio / Consumer Finance	Subordinated Secured Term Loan (11.00% (LIBOR + 9.75% with 1.25% LIBOR floor), due 9/30/2018)(3)(4)(16)(22)	16,346	16,098	16,346	0.4%
				16,098	16,346	0.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			March 31, 2015 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

New Century Transportation, Inc.	New Jersey / Transportation	Senior Subordinated Term Loan (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor) plus 4.00% PIK, in non-accrual status effective 4/1/2014, due 2/3/2018)(4)	$980	$980	$—	—%
				980	—	—%
Nixon, Inc.	California / Durable Consumer Products	Senior Secured Term Loan (8.75% plus 2.75% PIK, due 4/16/2018)(3)(16)	13,828	13,641	13,641	0.4%
				13,641	13,641	0.4%
Octagon Investment Partners XV, Ltd.	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest, current yield 22.03%)(11)(22)	26,901	23,438	24,764	0.7%
				23,438	24,764	0.7%
Onyx Payments(44)	Texas / Diversified Financial Services	Revolving Line of Credit – $5,000 Commitment (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 9/10/2015)(4)(25)(26)	2,000	2,000	2,000	0.1%
		Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 9/10/2019)(3)(4)	53,617	53,617	53,617	1.4%
		Senior Secured Term Loan B (13.50% (LIBOR + 12.50% with 1.00% LIBOR floor), due 9/10/2019)(4)	59,389	59,389	59,389	1.6%
				115,006	115,006	3.1%
Pacific World Corporation	California / Personal & Nondurable Consumer Products	Revolving Line of Credit – $15,000 Commitment (8.00% (LIBOR + 7.00% with 1.00% LIBOR floor), due 9/26/2020)(4)(25)(26)	2,500	2,500	2,500	0.1%
		Senior Secured Term Loan A (6.00% (LIBOR + 5.00% with 1.00% LIBOR floor), due 9/26/2020)(4)	99,500	99,500	98,192	2.6%
		Senior Secured Term Loan B (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/26/2020)(3)(4)	99,500	99,500	96,423	2.6%
				201,500	197,115	5.3%
Pelican Products, Inc.	California / Durable Consumer Products	Second Lien Term Loan (9.25% (LIBOR + 8.25% with 1.00% LIBOR floor), due 4/9/2021)(4)(16)	17,500	17,483	17,399	0.5%
				17,483	17,399	0.5%
PGX Holdings, Inc.(28)	Utah / Consumer Services	Second Lien Term Loan (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/29/2021)(3)(4)	135,000	135,000	135,000	3.7%
				135,000	135,000	3.7%
Photonis Technologies SAS	France / Aerospace & Defense	First Lien Term Loan (8.50% (LIBOR + 7.50% with 1.00% LIBOR floor), due 9/18/2019)(4)(16)(22)	10,369	10,131	10,145	0.3%
				10,131	10,145	0.3%
Pinnacle (US) Acquisition Co. Limited	Texas / Software & Computer Services	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 8/3/2020)(4)(16)	7,037	6,885	6,321	0.2%
				6,885	6,321	0.2%
PrimeSport, Inc.	Georgia / Hotels, Restaurants & Leisure	Revolving Line of Credit – $15,000 Commitment (9.50% (LIBOR + 8.50% with 1.00% LIBOR floor), due 7/31/2015)(4)(25)(26)	5,000	5,000	5,000	0.1%
		Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor), due 2/11/2021)(3)(4)	74,313	74,313	74,313	2.0%
		Senior Secured Term Loan B (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 2/11/2021)(3)(4)	74,500	74,500	74,500	2.0%
				153,813	153,813	4.1%
Prince Mineral Holding Corp.	New York / Metal Services & Minerals	Senior Secured Term Loan (11.50%, due 12/15/2019)(16)	10,000	9,912	9,700	0.3%
				9,912	9,700	0.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			March 31, 2015 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Rocket Software, Inc.	Massachusetts / Software & Computer Services	Second Lien Term Loan (10.25% (LIBOR + 8.75% with 1.50% LIBOR floor), due 2/8/2019)(3)(4)(16)	$20,000	$19,790	$20,000	0.5%
				19,790	20,000	0.5%
Royal Adhesives & Sealants, LLC	Indiana / Chemicals	Second Lien Term Loan (9.75% (LIBOR + 8.50% with 1.25% LIBOR floor), due 1/31/2019)(4)(16)	20,000	19,695	20,000	0.5%
				19,695	20,000	0.5%
Ryan, LLC	Texas / Business Services	Subordinated Unsecured Notes (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor) plus 3.00% PIK, due 6/30/2018)(4)	72,153	72,153	72,153	2.0%
				72,153	72,153	2.0%
Sandow Media, LLC	Florida / Media	Senior Secured Term Loan (12.00%, due 5/8/2018)	24,425	24,425	24,913	0.7%
				24,425	24,913	0.7%
Security Alarm Financing Enterprises, L.P.(45)	California / Consumer Services	Senior Subordinated Note (11.50% (LIBOR + 9.50% with 2.00% LIBOR floor), due 12/19/2020)(4)	25,000	25,000	25,000	0.7%
				25,000	25,000	0.7%
Small Business Whole Loan Portfolio(19)	New York / Diversified Financial Services	92 small business loans purchased from Direct Capital Corporation	1,057	1,057	658	—%
		1,100 small business loans purchased from On Deck Capital, Inc.	39,263	39,263	37,632	1.0%
				40,320	38,290	1.0%
Spartan Energy Services, Inc.	Louisiana / Energy	Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor), due 12/28/2017)(3)(4)	14,024	14,024	13,929	0.4%
		Senior Secured Term Loan B (11.00% (LIBOR + 10.00% with 1.00% LIBOR floor), due 12/28/2017)(3)(4)	14,024	14,024	14,024	0.4%
				28,048	27,953	0.8%
Speedy Group Holdings Corp.	Canada / Consumer Finance	Senior Unsecured Notes (12.00%, due 11/15/2017)(16)(22)	15,000	15,000	15,000	0.4%
				15,000	15,000	0.4%
Stauber Performance Ingredients, Inc.	California / Food Products	Senior Secured Term Loan A (7.50% (LIBOR + 6.50% with 1.00% LIBOR floor), due 11/25/2019)(3)(4)	11,082	11,082	11,082	0.3%
		Senior Secured Term Loan B (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 11/25/2019)(3)(4)	11,138	11,138	11,138	0.3%
				22,220	22,220	0.6%
Stryker Energy, LLC	Ohio / Oil & Gas Production	Overriding Royalty Interests(18)		—	—	—%
				—	—	—%
Sudbury Mill CLO Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 15.59%)(11)(22)	28,200	22,954	24,839	0.7%
				22,954	24,839	0.7%
Symphony CLO IX Ltd.	Cayman Islands / Diversified Financial Services	Preference Shares (Residual Interest, current yield 20.72%)(11)(22)	45,500	35,659	41,533	1.1%
				35,659	41,533	1.1%
Symphony CLO XIV Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 11.07%)(11)(22)	49,250	46,274	46,491	1.3%
				46,274	46,491	1.3%
Symphony CLO XV, Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 11.13%)(11)(22)	50,250	49,066	47,883	1.3%
				49,066	47,883	1.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			March 31, 2015 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

System One Holdings, LLC	Pennsylvania / Business Services	Senior Secured Term Loan (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 11/17/2020)(3)(4)	$68,146	$68,146	$68,146	1.8%
		Delayed Draw Term Loan – $11,500 Commitment (expires 12/31/2015)(25)	—	—	—	—%
				68,146	68,146	1.8%
Targus Group International, Inc.	California / Durable Consumer Products	First Lien Term Loan (11.75% (PRIME + 8.50%) plus 1.00% PIK and 2.00% default interest, due 5/24/2016)(3)(4)(16)	21,434	21,296	16,722	0.5%
				21,296	16,722	0.5%
TB Corp.	Texas / Hotels, Restaurants & Leisure	Senior Subordinated Note (12.00% plus 1.50% PIK, due 12/19/2018)(3)	23,628	23,628	23,628	0.6%
				23,628	23,628	0.6%
Therakos, Inc.	New Jersey / Healthcare	Second Lien Term Loan (10.75% (LIBOR + 9.50% with 1.25% LIBOR floor), due 6/27/2018)(4)(16)	13,000	12,796	13,000	0.4%
				12,796	13,000	0.4%
Tolt Solutions, Inc.	South Carolina / Business Services	Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor), due 3/7/2019)(3)(4)	47,971	47,971	47,416	1.3%
		Senior Secured Term Loan B (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 3/7/2019)(3)(4)	48,900	48,900	48,107	1.3%
				96,871	95,523	2.6%
Traeger Pellet Grills LLC	Oregon / Durable Consumer Products	Senior Secured Term Loan A (6.50% (LIBOR + 4.50% with 2.00% LIBOR floor), due 6/18/2018)(3)(4)	28,425	28,425	28,425	0.8%
		Senior Secured Term Loan B (11.50% (LIBOR + 9.50% with 2.00% LIBOR floor), due 6/18/2018)(3)(4)	29,475	29,475	29,475	0.8%
				57,900	57,900	1.6%
Transaction Network Services, Inc.	Virginia / Telecommunication Services	Second Lien Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 8/14/2020)(4)(16)	4,595	4,572	4,595	0.1%
				4,572	4,595	0.1%
Trinity Services Group, Inc.(14)	Florida / Food Products	Revolving Line of Credit – $10,000 Commitment (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 4/13/2015)(4)(25)(26)	—	—	—	—%
		Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 8/13/2019)(4)	98,755	98,755	98,755	2.7%
		Senior Secured Term Loan B (11.50% (LIBOR + 10.50% with 1.00% LIBOR floor), due 8/13/2019)(3)(4)	100,000	100,000	100,000	2.7%
				198,755	198,755	5.4%
United Sporting Companies, Inc.(5)	South Carolina / Durable Consumer Products	Second Lien Term Loan (12.75% (LIBOR + 11.00% with 1.75% LIBOR floor), due 5/16/2018)(3)(4)	160,000	160,000	154,758	4.2%
				160,000	154,758	4.2%
United States Environmental Services, LLC	Texas / Commercial Services	Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor) plus 2.00% default interest, due 3/31/2019)(3)(4)	23,550	23,550	20,627	0.5%
		Senior Secured Term Loan B (11.50% (LIBOR + 10.50% with 1.00% LIBOR floor) plus 2.00% default interest, due 3/31/2019)(3)(4)	36,000	36,000	27,762	0.8%
				59,550	48,389	1.3%
Venio LLC	Pennsylvania / Business Services	Second Lien Term Loan (12.00% (LIBOR + 9.50% with 2.50% LIBOR floor), due 2/19/2020)(3)(4)	17,000	17,000	16,708	0.5%
				17,000	16,708	0.5%
Voya CLO 2012-2, Ltd.	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest, current yield 19.11%)(11)(22)	38,070	29,906	33,168	0.9%
				29,906	33,168	0.9%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			March 31, 2015 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Voya CLO 2012-3, Ltd.	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest, current yield 16.46%)(11)(22)	$46,632	$37,329	$40,246	1.1%
				37,329	40,246	1.1%
Voya CLO 2012-4, Ltd.	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest, current yield 18.90%)(11)(22)	40,613	33,301	36,097	1.0%
				33,301	36,097	1.0%
Voya CLO 2014-1, Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 14.70%)(11)(22)	32,383	29,652	29,657	0.8%
				29,652	29,657	0.8%
Washington Mill CLO Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 14.02%)(11)(22)	22,600	19,682	21,068	0.6%
				19,682	21,068	0.6%
Water Pik, Inc.	Colorado / Personal & Nondurable Consumer Products	Second Lien Term Loan (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 1/8/2021)(4)(16)	9,147	8,784	8,784	0.2%
				8,784	8,784	0.2%
Wheel Pros, LLC	Colorado / Business Services	Senior Subordinated Secured Note (11.00% (LIBOR + 7.00% with 4.00% LIBOR floor), due 6/29/2020)(3)(4)	12,000	12,000	12,000	0.3%
		Delayed Draw Term Loan – $3,000 Commitment (expires 12/30/2015)(25)	—	—	—	—%
				12,000	12,000	0.3%
Wind River Resources Corporation(39)	Utah / Oil & Gas Production	Senior Secured Note (13.00% (LIBOR + 7.50% with 5.50% LIBOR floor) plus 3.00% default interest on principal and 16.00% default interest on past due interest, in non-accrual status effective 12/1/2008, past due)(4)	3,000	3,000	—	—%
		Net Profits Interest (5% of Equity Distributions)(7)		—	—	—%
				3,000	—	—%
Total Non-Control/Non-Affiliate Investments (Level 3)				$4,752,089	$4,728,137	128.0%

Total Level 3 Portfolio Investments				$6,589,963	$6,602,621	178.7%

LEVEL 1 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Dover Saddlery, Inc.	Massachusetts / Retail	Common Stock (30,974 shares)	$63	$150	—%
			63	150	—%
Total Non-Control/Non-Affiliate Investments (Level 1)			$63	$150	—%

Total Non-Control/Non-Affiliate Investments			$4,752,152	$4,728,287	128.0%

Total Portfolio Investments			$6,590,026	$6,602,771	178.7%

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2014 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Ark-La-Tex Wireline Services, LLC	Louisiana / Oil and Gas Production	Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 4/8/2019)(4)	$26,831	$26,831	$26,831	0.7%
		Senior Secured Term Loan B (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 4/8/2019)(4)	26,831	26,831	26,831	0.7%
		Delayed Draw Term Loan – $5,000 Commitment (expires 10/8/2015)(4)(25)	—	—	—	—%
				53,662	53,662	1.4%
Armor Holding II LLC	New York / Diversified Financial Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 12/26/2020)(3)(4)(16)	7,000	6,874	6,874	0.2%
				6,874	6,874	0.2%
Atlantis Health Care Group (Puerto Rico), Inc.	Puerto Rico / Healthcare	Revolving Line of Credit – $3,000 Commitment (13.00% (LIBOR + 11.00% with 2.00% LIBOR floor), due 8/21/2014)(4)(25)(26)	2,350	2,350	2,350	0.1%
		Senior Term Loan (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor), due 2/21/2018)(3)(4)	38,957	38,957	34,102	0.9%
				41,307	36,452	1.0%
Babson CLO Ltd. 2011-I	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 12.44%)(11)(22)	35,000	33,591	33,801	0.9%
				33,591	33,801	0.9%
Babson CLO Ltd. 2012-I	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 13.35%)(11)(22)	29,075	23,471	26,401	0.7%
				23,471	26,401	0.7%
Babson CLO Ltd. 2012-II	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 11.33%)(11)(22)	27,850	26,764	27,230	0.8%
				26,764	27,230	0.8%
Blue Coat Systems, Inc.	Massachusetts / Software & Computer Services	Second Lien Term Loan (9.50% (LIBOR + 8.50% with 1.00% LIBOR floor), due 6/28/2020)(3)(4)(16)	11,000	10,902	11,000	0.3%
				10,902	11,000	0.3%
Broder Bros., Co.	Pennsylvania / Textiles, Apparel & Luxury Goods	Senior Secured Notes (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 4/8/2019)(3)(4)(46)	257,575	257,575	257,575	7.1%
				257,575	257,575	7.1%
Brookside Mill CLO Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 19.62%)(11)(22)	26,000	22,613	25,081	0.7%
				22,613	25,081	0.7%
Byrider Systems Acquisition Corp.	Indiana / Auto Finance	Senior Subordinated Notes (12.00% plus 2.00% PIK, due 11/3/2016)(3)(22)	11,139	11,139	11,139	0.3%
				11,139	11,139	0.3%
Caleel + Hayden, LLC	Colorado / Personal & Nondurable Consumer Products	Membership Interest(31)		—	182	—%
		Escrow Receivable		—	118	—%
				—	300	—%
Capstone Logistics, LLC	Georgia / Commercial Services	Senior Secured Term Loan A (6.50% (LIBOR + 5.00% with 1.50% LIBOR floor), due 9/16/2016)(4)	92,085	92,085	92,085	2.6%
		Senior Secured Term Loan B (11.50% (LIBOR + 10.00% with 1.50% LIBOR floor), due 9/16/2016)(3)(4)	98,465	98,465	98,465	2.7%
				190,550	190,550	5.3%

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2014 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Empire Today, LLC	Illinois / Durable Consumer Products	Senior Secured Note (11.375%, due 2/1/2017)(16)	$15,700	$15,419	$15,700	0.4%
				15,419	15,700	0.4%
Fischbein, LLC	North Carolina / Machinery	Escrow Receivable		—	116	—%
				—	116	—%
Fleetwash, Inc.	New Jersey / Business Services	Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 4/30/2019)(4)	25,000	25,000	25,000	0.7%
		Senior Secured Term Loan B (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 4/30/2019)(4)	25,000	25,000	25,000	0.7%
		Delayed Draw Term Loan – $15,000 Commitment (expires 4/30/2019)(25)	—	—	—	—%
				50,000	50,000	1.4%
Focus Brands, Inc.	Georgia / Consumer Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 8/21/2018)(4)(16)	18,000	17,776	18,000	0.5%
				17,776	18,000	0.5%
Focus Products Group International, LLC	Illinois / Durable Consumer Products	Senior Secured Term Loan (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 1/20/2017)(3)(4)	20,297	20,297	19,886	0.5%
		Common Stock (5,638 shares)		27	—	—%
				20,324	19,886	0.5%
Galaxy XII CLO, Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 13.31%)(11)(22)	22,000	19,498	20,449	0.6%
				19,498	20,449	0.6%
Galaxy XV CLO, Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 14.27%)(11)(22)	35,025	29,777	31,824	0.9%
				29,777	31,824	0.9%
Galaxy XVI CLO, Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 12.19%)(11)(22)	22,575	20,790	20,573	0.6%
				20,790	20,573	0.6%
Galaxy XVII CLO, Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 14.79%)(11)(22)	39,905	36,811	36,589	1.0%
				36,811	36,589	1.0%
Global Employment Solutions, Inc.	Colorado / Business Services	Senior Secured Term Loan (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 3/25/2019)(3)(4)	28,464	28,464	28,464	0.8%
				28,464	28,464	0.8%
Grocery Outlet, Inc.	California / Retail	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 6/17/2019)(4)(16)	14,457	14,168	14,457	0.4%
				14,168	14,457	0.4%
GTP Operations, LLC(10)	Texas / Software & Computer Services	Senior Secured Term Loan (10.00% (LIBOR + 5.00% with 5.00% LIBOR floor), due 12/11/2018)(3)(4)	112,546	112,546	112,546	3.1%
				112,546	112,546	3.1%
Halcyon Loan Advisors Funding 2012-1 Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 21.35%)(11)(22)	23,188	20,600	22,570	0.6%
				20,600	22,570	0.6%
Halcyon Loan Advisors Funding 2013-1 Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 18.49%)(11)(22)	40,400	38,460	41,509	1.1%
				38,460	41,509	1.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2014 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Halcyon Loan Advisors Funding 2014-1 Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 15.28%)(11)(22)	$24,500	$23,471	$23,110	0.6%
				23,471	23,110	0.6%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 16.06%)(11)(22)	41,164	38,630	38,066	1.1%
				38,630	38,066	1.1%
Harley Marine Services, Inc.	Washington / Transportation	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 12/20/2019)(3)(4)(16)	9,000	8,832	8,832	0.2%
				8,832	8,832	0.2%
ICON Health & Fitness, Inc.	Utah / Durable Consumer Products	Senior Secured Note (11.875%, due 10/15/2016)(16)	21,850	22,005	20,889	0.6%
				22,005	20,889	0.6%
ICV-CSI Holdings, LLC	New York / Transportation	Common Equity (1.6 units)		1,639	2,079	0.1%
				1,639	2,079	0.1%
IDQ Holdings, Inc.	Texas / Automobile	Senior Secured Note (11.50%, due 4/1/2017)(16)	12,500	12,344	12,500	0.3%
				12,344	12,500	0.3%
Ikaria, Inc.	New Jersey / Healthcare	Second Lien Term Loan (8.75% (LIBOR + 7.75% with 1.00% LIBOR floor), due 2/12/2022)(4)(16)	25,000	24,430	25,000	0.7%
				24,430	25,000	0.7%
Injured Workers Pharmacy, LLC	Massachusetts / Healthcare	Second Lien Term Loan (11.50% (LIBOR + 7.00% with 4.50% LIBOR floor) plus 1.00% PIK, due 5/31/2019)(3)(4)	22,678	22,678	22,904	0.6%
				22,678	22,904	0.6%
Instant Web, LLC	Minnesota / Media	Senior Secured Term Loan A (5.50% (LIBOR + 4.50% with 1.00% LIBOR floor), due 3/28/2019)(4)	126,453	126,453	126,453	3.5%
		Senior Secured Term Loan B (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 3/28/2019)(3)(4)	128,000	128,000	128,000	3.6%
		Senior Secured Term Loan C (12.75% (LIBOR + 11.75% with 1.00% LIBOR floor), due 3/28/2019)(4)	12,500	12,500	12,500	0.3%
				266,953	266,953	7.4%
InterDent, Inc.	California / Healthcare	Senior Secured Term Loan A (7.25% (LIBOR + 5.75% with 1.50% LIBOR floor), due 8/3/2017)(4)	63,225	63,225	63,225	1.7%
		Senior Secured Term Loan B (12.25% (LIBOR + 9.25% with 3.00% LIBOR floor), due 8/3/2017)(3)(4)	67,625	67,625	67,625	1.9%
				130,850	130,850	3.6%
JHH Holdings, Inc.	Texas / Healthcare	Second Lien Term Loan (11.25% (LIBOR + 10.00% with 1.25% LIBOR floor) plus 0.50% PIK, due 3/30/2019)(3)(4)	35,119	35,119	35,119	1.0%
				35,119	35,119	1.0%
LaserShip, Inc.	Virginia / Transportation	Revolving Line of Credit – $5,000 Commitment (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 12/21/2014)(4)(25)	—	—	—	—%
		Senior Secured Term Loan A (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 3/18/2019)(3)(4)	36,094	36,094	36,094	1.0%
		Senior Secured Term Loan B (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 3/18/2019)(3)(4)	22,111	22,111	22,111	0.6%
		Delayed Draw Term Loan – $6,000 Commitment (expires 12/31/2016)(25)	—	—	—	—%
				58,205	58,205	1.6%

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2014 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

PGX Holdings, Inc.(28)	Utah / Consumer Services	Senior Secured Term Loan (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor), due 9/14/2017)(3)(4)	$436,647	$436,647	$436,647	12.1%
				436,647	436,647	12.1%
Photonis Technologies SAS	France / Aerospace & Defense	First Lien Term Loan (8.50% (LIBOR + 7.50% with 1.00% LIBOR floor), due 9/18/2019)(4)(16)(22)	10,448	10,170	10,339	0.3%
				10,170	10,339	0.3%
Pinnacle (US) Acquisition Co. Limited	Texas / Software & Computer Services	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 8/3/2020)(4)(16)	10,000	9,833	10,000	0.3%
				9,833	10,000	0.3%
PrimeSport, Inc.	Georgia / Hotels, Restaurants & Leisure	Revolving Line of Credit – $15,000 Commitment (10.00% (LIBOR + 9.50% with 0.50% LIBOR floor), due 6/30/2015)(4)(25)(26)	—	—	—	—%
		Senior Secured Term Loan A (7.50% (LIBOR + 6.50% with 1.00% LIBOR floor), due 12/23/2019)(3)(4)	43,263	43,263	43,263	1.2%
		Senior Secured Term Loan B (11.50% (LIBOR + 10.50% with 1.00% LIBOR floor) plus 1.00% PIK, due 12/23/2019)(3)(4)	43,700	43,700	43,700	1.2%
				86,963	86,963	2.4%
Prince Mineral Holding Corp.	New York / Metal Services & Minerals	Senior Secured Term Loan (11.50%, due 12/15/2019)(16)	10,000	9,902	10,000	0.3%
				9,902	10,000	0.3%
Rocket Software, Inc.	Massachusetts / Software & Computer Services	Second Lien Term Loan (10.25% (LIBOR + 8.75% with 1.50% LIBOR floor), due 2/8/2019)(3)(4)(16)	20,000	19,758	20,000	0.6%
				19,758	20,000	0.6%
Royal Adhesives & Sealants, LLC	Indiana / Chemicals	Second Lien Term Loan (9.75% (LIBOR + 8.50% with 1.25% LIBOR floor), due 1/31/2019)(4)(16)	20,000	19,648	19,713	0.5%
				19,648	19,713	0.5%
Ryan, LLC	Texas / Business Services	Subordinated Unsecured Notes (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor) plus 3.00% PIK, due 6/30/2018)(4)	70,531	70,531	70,531	1.9%
				70,531	70,531	1.9%
Sandow Media, LLC	Florida / Media	Senior Secured Term Loan (12.00%, due 5/8/2018)(3)	25,081	25,081	23,524	0.7%
				25,081	23,524	0.7%
Small Business Whole Loan Portfolio(19)	New York / Diversified Financial Services	144 small business loans purchased from On Deck Capital, Inc.	4,637	4,637	4,252	0.1%
				4,637	4,252	0.1%
Snacks Parent Corporation	Minnesota / Food Products	Series A Preferred Stock (4,021.45 shares)		—	—	—%
		Series B Preferred Stock (1,866.10 shares)		—	—	—%
		Warrant (to purchase 31,196.52 shares of Common Stock, expires 11/12/2020)		591	1,819	0.1%
				591	1,819	0.1%
Spartan Energy Services, Inc.	Louisiana / Energy	Senior Secured Term Loan (10.50% (LIBOR + 9.00% with 1.50% LIBOR floor), due 12/28/2017)(3)(4)	35,633	35,633	35,633	1.0%
				35,633	35,633	1.0%
Speedy Group Holdings Corp.	Canada / Consumer Finance	Senior Unsecured Notes (12.00%, due 11/15/2017)(16)(22)	15,000	15,000	15,000	0.4%
				15,000	15,000	0.4%

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2014 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Transaction Network Services, Inc.	Virginia / Telecommunication Services	Second Lien Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 8/14/2020)(4)(16)	$5,000	$4,976	$5,000	0.1%
				4,976	5,000	0.1%
TriMark USA, LLC	Massachusetts / Hotels, Restaurants & Leisure	Second Lien Term Loan (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 8/11/2019)(4)(16)	10,000	9,810	9,810	0.3%
				9,810	9,810	0.3%
United Sporting Companies, Inc.(5)	South Carolina / Durable Consumer Products	Second Lien Term Loan (12.75% (LIBOR + 11.00% with 1.75% LIBOR floor), due 5/16/2018)(3)(4)	160,000	160,000	160,000	4.4%
				160,000	160,000	4.4%
United States Environmental Services, LLC	Texas / Commercial Services	Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 3/31/2019)(3)(4)	23,850	23,850	23,850	0.7%
		Senior Secured Term Loan B (11.50% (LIBOR + 10.50% with 1.00% LIBOR floor), due 3/31/2019)(3)(4)	36,000	36,000	36,000	1.0%
				59,850	59,850	1.7%
Venio LLC	Pennsylvania / Business Services	Second Lien Term Loan (12.00% (LIBOR + 9.50% with 2.50% LIBOR floor), due 2/19/2020)(3)(4)	17,000	17,000	16,726	0.5%
				17,000	16,726	0.5%
Voya CLO 2012-2, Ltd.	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest, current yield 14.69%)(11)(22)	38,070	31,058	35,843	1.0%
				31,058	35,843	1.0%
Voya CLO 2012-3, Ltd.	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest, current yield 12.97%)(11)(22)	46,632	39,368	43,960	1.2%
				39,368	43,960	1.2%
Voya CLO 2012-4, Ltd.	Cayman Islands / Diversified Financial Services	Income Notes (Residual Interest, current yield 15.28%)(11)(22)	40,613	34,941	39,647	1.1%
				34,941	39,647	1.1%
Voya CLO 2014-1, Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 14.49%)(11)(22)	32,383	33,825	32,949	0.9%
				33,825	32,949	0.9%
Washington Mill CLO Ltd.	Cayman Islands / Diversified Financial Services	Subordinated Notes (Residual Interest, current yield 17.43%)(11)(22)	22,600	21,601	21,583	0.6%
				21,601	21,583	0.6%
Water Pik, Inc.	Colorado / Personal & Nondurable Consumer Products	Second Lien Term Loan (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 1/8/2021)(4)(16)	11,000	10,604	10,604	0.3%
				10,604	10,604	0.3%
Wheel Pros, LLC	Colorado / Business Services	Senior Subordinated Secured Note (11.00% (LIBOR + 7.00% with 4.00% LIBOR floor), due 6/29/2020)(4)	12,000	12,000	12,000	0.3%
		Delayed Draw Term Loan – $3,000 Commitment (expires 12/30/2015)(25)	—	—	—	—%
				12,000	12,000	0.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2014 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Wind River Resources Corporation(39)	Utah / Oil & Gas Production	Senior Secured Note (13.00% (LIBOR + 7.50% with 5.50% LIBOR floor) plus 3.00% default interest on principal and 16.00% default interest on past due interest, in non-accrual status effective 12/1/2008, past due)(4)	$15,000	$14,650	$—	—%
		Net Profits Interest (5% of Equity Distributions)(7)		—	—	—%
				14,650	—	—%
Total Non-Control/Non-Affiliate Investments (Level 3)				$4,620,388	$4,580,996	126.6%

Total Level 3 Portfolio Investments				$6,371,459	$6,253,571	172.8%

LEVEL 1 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Dover Saddlery, Inc.	Massachusetts / Retail	Common Stock (30,974 shares)	$63	$168	—%
			63	168	—%
Total Non-Control/Non-Affiliate Investments (Level 1)			$63	$168	—%

Total Non-Control/Non-Affiliate Investments			$4,620,451	$4,581,164	126.6%

Total Portfolio Investments			$6,371,522	$6,253,739	172.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2015 (Unaudited) and June 30, 2014 (Audited)

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

(2)
Fair value is determined by or under the direction of our Board of Directors. As of March 31, 2015 and June 30, 2014, one of our portfolio investments, Dover Saddlery, Inc., was publicly traded and classified as Level 1 within the valuation hierarchy established by ASC 820, Fair Value Measurement (“ASC 820”). As of March 31, 2015 and June 30, 2014, the fair value of our remaining portfolio investments was determined using significant unobservable inputs. ASC 820 classifies such inputs used to measure fair value as Level 3 within the valuation hierarchy. See Notes 2 and 3 within the accompanying notes to consolidated financial statements for further discussion.

(3)
Security, or a portion thereof, is held by Prospect Capital Funding LLC (“PCF”), our wholly-owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral for the Revolving Credit Facility and such security is not available as collateral to our general creditors (see Note 4). The fair values of these investments held by PCF at March 31, 2015 and June 30, 2014 were $1,598,477 and $1,500,897, respectively; they represent 24.2% and 24.0% of our total investments, respectively.

(4)	Security, or a portion thereof, has a floating interest rate which may be subject to a LIBOR or PRIME floor. Stated interest rate was in effect at March 31, 2015 and June 30, 2014.

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2015 (Unaudited) and June 30, 2014 (Audited) (Continued)

(9)
We own 100% of the equity of Vets Securing America, Inc. (“VSA”) and 100% of the equity of The Healing Staff, Inc. (“THS”), a former wholly-owned subsidiary of ESA Environmental Specialists, Inc. During the nine months ended March 31, 2015, THS ceased operations. As of March 31, 2015, the VSA management team is supervising both the continued operations of VSA and the wind-down of activities at THS.

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

(12)
Wolf Energy Holdings, an entity in which we own 100% of the common stock, owns 100% of the equity of Wolf Energy, LLC (“Wolf Energy”). Effective June 30, 2012, the membership interests and associated operating company debt of AEH and Coalbed, which were previously owned by Manx, were assigned to Wolf Energy Holdings. Effective June 6, 2014, Appalachian Energy Holdings, LLC was renamed Appalachian Energy LLC. On July 1, 2014, we began consolidating Wolf Energy Holdings and as a result, we began reporting our investments in Appalachian Energy LLC, Coalbed, LLC and Wolf Energy, LLC as separate controlled companies. During the three months ended September 30, 2014, we determined that the impairment of Appalachian Energy LLC was other-than-temporary and recorded a realized loss of $2,050, reducing the amortized cost to zero. On November 21, 2014, Coalbed merged with and into Wolf Energy, with Wolf Energy as the surviving entity. During the three months ended December 31, 2014, we determined that the impairment of the Coalbed debt assumed by Wolf Energy was other-than-temporary and recorded a realized loss of $5,991, reducing the amortized cost to zero.

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

(17)
MITY Holdings of Delaware Inc. (“MITY Delaware”), an entity in which we own 100% of the common stock, owns 94.99% of the equity of MITY, Inc. (f/k/a MITY Enterprises, Inc.) (“MITY”). MITY owns 100% of each of MITY-Lite, Inc.; Broda Enterprises USA, Inc.; and Broda Enterprises ULC (“Broda Canada”). On June 23, 2014, Prospect made a new $15,769 debt investment in MITY and MITY distributed proceeds to MITY Delaware as a return of capital. MITY Delaware used this distribution to pay down the senior secured debt of MITY Delaware to Prospect by the same amount. The remaining amount of the senior secured debt due from MITY Delaware to Prospect, $7,200, was then contributed to the capital of MITY Delaware. As a result of this transaction, Prospect held the $15,769 MITY note. Effective June 23, 2014, Mity Enterprises, Inc. was renamed MITY, Inc. and Broda Enterprises USA, Inc. was renamed Broda USA, Inc. On June 23, 2014, Prospect also extended a new $7,500 senior secured revolving facility to MITY, of which none was funded at closing. On July 1, 2014, we began consolidating MITY Delaware and as a result, we now report MITY, Inc. as a separate controlled company. MITY Delaware has a subordinated unsecured note issued and outstanding to Broda Canada that is denominated in Canadian Dollars (CAD). As of March 31, 2015, the principal balance of this note was CAD 7,371. In accordance with ASC 830, Foreign Currency Matters (“ASC 830”), this note was remeasured into our functional currency, US Dollars (USD), and is presented on our Consolidated Schedule of Investments in USD.

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2015 (Unaudited) and June 30, 2014 (Audited) (Continued)

(20)
Boxercraft Incorporated (“Boxercraft”) and BXC Company, Inc. (f/k/a BXC Holding Company) (“BXC”) are joint borrowers on our senior secured investments. Effective March 28, 2014, we acquired voting control of BXC pursuant to a voting agreement and irrevocable proxy. Effective May 8, 2014, we acquired control of BXC by transferring shares held by the other equity holders of BXC to us pursuant to an assignment agreement entered into with such other equity holders. As of June 30, 2014, we owned 86.7% of Series A preferred stock, 96.8% of Series B preferred stock, and 83.1% of the fully-diluted common stock of BXC. BXC owned 100% of the common stock of Boxercraft. We owned a warrant to purchase 15% of all classes of equity of BXC, which consisted of 3,755,000 shares of Series A preferred stock, 625,000 shares of Series B preferred stock, and 43,800 shares of voting common stock as of June 30, 2014. On August 25, 2014, we sold Boxercraft, a wholly-owned subsidiary of BXC, for net proceeds of $750 and realized a net loss of $16,949 on the sale.

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

(23)	NCP Finance Limited Partnership, NCP Finance Ohio, LLC, and certain affiliates thereof are joint borrowers on the subordinated secured term loan.

(24)
On May 6, 2011, we made a secured first lien $24,250 debt investment to NMMB, Inc. (f/k/a NMMB Acquisition, Inc.) (“NMMB”), a $2,800 secured debt and $4,400 equity investment to NMMB Holdings, Inc. (“NMMB Holdings”). We owned 100% of the Series A Preferred Stock in NMMB Holdings. NMMB Holdings owned 100% of the Convertible Preferred Stock in NMMB. On December 13, 2013, we provided $8,086 in preferred equity for the recapitalization of NMMB Holdings. After the restructuring, we received repayment of $2,800 secured debt outstanding. We own 100% of the equity of NMMB Holdings as of March 31, 2015 and June 30, 2014. NMMB Holdings owns 96.33% and 92.93% of the fully diluted equity of NMMB as of March 31, 2015 and June 30, 2014, respectively. NMMB owns 100% of Refuel Agency, Inc. (“Refuel Agency”), which owns 100% of Armed Forces Communications, Inc. (“Armed Forces”). On June 12, 2014, Prospect made a new $7,000 senior secured term loan to Armed Forces. Armed Forces distributed this amount to Refuel Agency as a return of capital. Refuel Agency distributed this amount to NMMB as a return of capital, which was used to pay down $7,000 of NMMB’s $10,714 senior secured term loan to Prospect. On July 1, 2014, we began consolidating NMMB Holdings and as a result, we now report NMMB, Inc. as a separate controlled company.

(25)
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 2.00%. As of March 31, 2015 and June 30, 2014, we had $89,400 and $72,118, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies.

(26)
Stated interest rates are based on March 31, 2015 and June 30, 2014 one month or three month LIBOR rates plus applicable spreads based on the respective credit agreements. Interest rates are subject to change based on actual elections by the borrower for a LIBOR rate contract or Base Rate contract when drawing on the revolver.

(27)
On July 30, 2010, we made a $30,000 senior secured debt investment in Airmall Inc. (“Airmall”), a $12,500 secured second lien in AMU Holdings Inc. (“AMU”), and acquired 100% of the Series A preferred stock and common stock of AMU. Our preferred stock in AMU had a 12.0% dividend rate which was paid from the dividends received from its operating subsidiary, Airmall. AMU owned 100% of the common stock in Airmall. On December 4, 2013, we sold a $972 participation in both debt investments, equal to 2% of the outstanding principal amount of loans on that date. On June 13, 2014, Prospect made a new $19,993 investment as a senior secured loan to Airmall. Airmall then distributed this amount to AMU as a return of capital, which AMU used to pay down the senior subordinated loan in the same amount. The minority interest held by a third party in AMU was exchanged for common stock of Airmall. As of June 30, 2014, we owned 100% of the equity of AMU, which owned 98% of Airmall. On July 1, 2014, we began consolidating AMU and as a result, we reported Airmall Inc. as a separate controlled company from July 1, 2014 until its sale on August 1, 2014. On August 1, 2014, we sold our investments in Airmall for net proceeds of $51,379 and realized a loss of $3,473 on the sale. In addition, there is $6,000 being held in escrow, of which 98% is due to Prospect, which will be recognized as an additional realized loss if it is not received. On October 22, 2014, we received a tax refund of $665 related to our investment in Airmall for which we realized a gain of the same amount.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2015 (Unaudited) and June 30, 2014 (Audited) (Continued)

(28)
As of June 30, 2014, Progrexion Marketing, Inc., Progrexion Teleservices, Inc., Progrexion ASG, Inc., Progrexion IP, Inc., Creditrepair.com, Inc., and eFolks, LLC were joint borrowers on the senior secured term loan. PGX Holdings, Inc. was the parent guarantor of this debt investment. As of March 31, 2015, PGX Holdings, Inc. is the sole borrower on the second lien term loan.

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

(32)
APH Property Holdings, LLC (“APH”), an entity in which we own 100% of the membership interests, owns 100% of the common equity of American Property REIT Corp. (f/k/a American Property Holdings Corp.) (“APRC”), a qualified REIT which holds investments in several real estate properties. Effective April 1, 2014, Prospect made a new $167,162 senior term loan to APRC. APRC then distributed this amount to APH as a return of capital which was used to pay down the Senior Term Loan from APH by the same amount. On July 1, 2014, we began consolidating APH and as a result, we now report APRC as a separate controlled company. See Note 3 for further discussion of the properties held by APRC.

(33)
CCPI Holdings Inc. (“CCPI Holdings”), an entity in which we own 100% of the common stock, owns 94.77% of CCPI Inc. (“CCPI”), the operating company. On June 13, 2014, Prospect made a new $8,218 senior secured note to CCPI. CCPI then distributed this amount to CCPI Holdings as a return of capital which was used to pay down the $8,216 senior secured note from CCPI Holdings to Prospect. The remaining $2 was distributed to Prospect as a return of capital of Prospect’s equity investment in CCPI Holdings. On July 1, 2014, we began consolidating CCPI Holdings and as a result, we now report CCPI Inc. as a separate controlled company.

(34)
Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”), an entity in which we own 100% of the membership interests, owns 74.77% and 74.75% of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC) (“Credit Central”) as of March 31, 2015 and June 30, 2014, respectively. Credit Central owns 100% of each of Credit Central, LLC; Credit Central South, LLC; Credit Central of Texas, LLC; and Credit Central of Tennessee, LLC, the operating companies. On June 26, 2014, Prospect made a new $36,333 second lien term loan to Credit Central. Credit Central then distributed this amount to Credit Central Delaware as a return of capital which was used to pay down the Senior Secured Revolving Credit Facility from Credit Central Delaware by the same amount. The remaining amount of the Senior Secured Revolving Credit Facility, $3,874, was then converted into additional membership interests in Credit Central Delaware. On July 1, 2014, we began consolidating Credit Central Delaware and as a result, we now report Credit Central Loan Company, LLC as a separate controlled company.

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2015 (Unaudited) and June 30, 2014 (Audited) (Continued)

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

(38)
CP Holdings of Delaware LLC (“CP Holdings”), an entity in which we own 100% of the membership interests, owns 82.3% and 82.9% of CP Energy Services Inc. (“CP Energy”) as of March 31, 2015 and June 30, 2014, respectively. As of June 30, 2014, CP Energy owned directly or indirectly 100% of each of CP Well Testing Services, LLC (“CP Well Testing”); CP Well Testing, LLC (“CP Well”); Fluid Management Services, Inc.; Fluid Management Services, LLC; Wright Transport, Inc.; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; Artexoma Logistics, LLC; and Wright Trucking, Inc. On April 1, 2014, Prospect made new loans to CP Well (with ProHaul Transports, LLC; Wright Trucking, Inc.; and Foster Testing Co., Inc. as co-borrowers), comprised of two first lien loans in the amount of $11,035 and $72,238 and a second lien loan in the amount of $15,000. The proceeds of these loans were used to repay CP Well Testing’s senior secured term loan and CP Energy’s senior secured term loan from Prospect. On July 1, 2014, we began consolidating CP Holdings and as a result, we now report CP Energy Services Inc. as a separate controlled company. Effective December 31, 2014, CP Energy underwent a corporate reorganization in order to consolidate certain of its wholly-owned subsidiaries. As of March 31, 2015, CP Energy owned directly or indirectly 100% of each of CP Well; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc.

(39)	Wind River Resources Corporation and Wind River II Corporation are joint borrowers on the senior secured note.

(40)
NPH Property Holdings, LLC (“NPH”), an entity in which we own 100% of the membership interests, owns 100% of the common equity of National Property REIT Corp. (f/k/a National Property Holdings Corp.) (“NPRC”), a property REIT which holds investments in several real estate properties. Additionally, through its wholly-owned subsidiaries, NPRC invests in online consumer loans. Effective April 1, 2014, Prospect made a new $104,460 senior term loan to NPRC. NPRC then distributed this amount to NPH as a return of capital which was used to pay down the Senior Term Loan from NPH by the same amount. On July 1, 2014, we began consolidating NPH and as a result, we now report NPRC as a separate controlled company. See Note 3 for further discussion of the properties held by NPRC. On March 17, 2015, we entered into a new credit agreement, effective June 30, 2014, with ACL Loan Holdings, Inc. (“ACLLH”), a wholly-owned subsidiary of NPRC. The new credit agreement was in the form of two tranches of senior secured term loans, Term Loan A and Term Loan B, with the same terms as the existing NPRC Term Loan A and Term Loan B due to us. On June 30, 2014, ACLLH made a non-cash return of capital distribution of $22,390 to NPRC and NPRC transferred and assigned to ACLLH a senior secured Term Loan A due to us.

(41)
UPH Property Holdings, LLC (“UPH”), an entity in which we own 100% of the membership interests, owns 100% of the common equity of United Property REIT Corp. (f/k/a United Property Holdings Corp.) (“UPRC”), a property REIT which holds investments in several real estate properties. Effective April 1, 2014, Prospect made a new $19,027 senior term loan to UPRC. UPRC then distributed this amount to UPH as a return of capital which was used to pay down the Senior Term Loan from UPH by the same amount. On July 1, 2014, we began consolidating UPH and as a result, we now report UPRC as a separate controlled company. See Note 3 for further discussion of the properties held by UPRC.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2015 (Unaudited) and June 30, 2014 (Audited) (Continued)

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

(46)
A portion of the senior secured note is denominated in Canadian Dollars (CAD). As of June 30, 2014 and March 31, 2015, the principal balance of this note was CAD 37,422 and CAD 37,044, respectively. In accordance with ASC 830, this note was remeasured into our functional currency, US Dollars (USD), and is presented on our Consolidated Schedules of Investments in USD.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2015 (Unaudited) and June 30, 2014 (Audited) (Continued)

(47)
As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the nine months ended March 31, 2015 with these controlled investments were as follows:

Portfolio Company	Purchases*		Redemptions*	Sales	Interest income	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
Airmall Inc.	$—		$(47,580)	$(9,920)	$576	$—	$3,000	$(2,808)	$12,216
American Property REIT Corp.	(75,810)	**	(8)	—	12,205	—	1,078	—	8,669
Appalachian Energy LLC	—		(2,050)	—	—	—	—	(2,050)	2,050
Arctic Energy Services, LLC	—		—	—	5,045	—	—	—	802
ARRM Services, Inc.	—		(19,337)	(27,213)	956	—	2,000	(23,560)	21,014
Borga, Inc.	—		—	(2,589)	—	—	—	(2,589)	2,741
BXC Company, Inc.	250		(750)	(16,949)	—	—	5	(16,949)	15,333
CCPI Inc.	—		(338)	—	2,495	—	—	—	4,198
Change Clean Energy Company, LLC	—		—	—	—	—	—	—	—
Coalbed, LLC	—		—	—	—	—	—	—	—
CP Energy Services Inc.	—		—	—	12,273	—	—	—	(29,555)
Credit Central Loan Company, LLC	—		(141)	—	5,538	159	608	—	3,147
Echelon Aviation LLC	5,800		(37,313)	(400)	5,451	—	—	—	8,226
First Tower Finance Company LLC	—		1,929	—	38,921	1,929	—	—	30,277
Freedom Marine Solutions, LLC	—		—	—	3,349	—	—	—	(2,917)
Gulf Coast Machine & Supply Company	5,500		—	—	1,370	—	—	—	(11,760)
Harbortouch Payments, LLC	27,723		(3,595)	—	22,092	—	579	—	18,013
Manx Energy, Inc.	—		(50)	—	—	—	—	(50)	50
MITY, Inc.	2,500		(2,500)	—	4,360	—	—	(3)	5,709
National Property REIT Corp.	274,919	**	(36,942)	—	18,068	—	1,426	—	24,217
Nationwide Acceptance LLC	938		—	—	2,256	2,444	—	—	1,613
NMMB, Inc.	383		—	—	1,142	—	—	—	2,398
R-V Industries, Inc.	—		—	—	2,281	224	—	—	(15,995)
United Property REIT Corp.	46,311	**	(376)	—	4,134	—	1,656	—	11,327
Valley Electric Company, Inc.	—		—	—	3,718	—	—	—	(2,900)
Vets Securing America, Inc.***	—		—	—	—	—	—	685	—
Wolf Energy, LLC	—		(5,991)	—	—	—	—	(5,818)	4,173
Yatesville Coal Company, LLC	—		(1,449)	—	—	—	—	(1,449)	1,449
Total	$288,514		$(156,491)	$(57,071)	$146,230	$4,756	$10,352	$(54,591)	$114,495

(48)
As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the nine months ended March 31, 2015 with these affiliated investments were as follows:

Portfolio Company	Purchases*	Redemptions*	Sales	Interest income	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
BNN Holdings Corp.	$44,000	$(30,459)	$—	$2,814	$778	$226	$—	$611
Total	$44,000	$(30,459)	$—	$2,814	$778	$226	$—	$611
* Purchase amounts do not include payment-in-kind interest. Redemption amounts include impairments. Redemption amounts do not include the cost basis adjustments resulting from consolidation on July 1, 2014.
** These amounts include the cost basis of investments transferred from APRC and UPRC to NPRC. (See Note 3 for details.)
*** During the nine months ended March 31, 2015, THS ceased operations. As of March 31, 2015, the VSA management team is supervising both the continued operations of VSA and the wind-down of activities at THS.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2015 (Unaudited) and June 30, 2014 (Audited) (Continued)

(49)
As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended June 30, 2014 with these controlled investments were as follows:

Portfolio Company	Purchases*	Redemptions*		Sales	Interest income	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
AMU Holdings Inc.	$7,600	$(593)		$(972)	$6,579	$12,000	$—	$—	$(15,694)
APH Property Holdings, LLC	163,747	(118,186)	**	—	18,788	—	5,946	—	3,393
Arctic Oilfield Equipment USA, Inc.	60,876	—		—	1,050	—	1,713	—	238
ARRM Services, Inc.	25,000	(24,251)		—	(733)	—	148	—	(14,957)
BXC Company, Inc. (f/k/a BXC Holding Company)***	300	—		—	—	—	—	—	(3,796)
CCPI Holdings Inc.	—	(450)		—	3,312	500	71	—	(1,443)
CP Holdings of Delaware LLC	113,501	—		—	13,858	—	1,864	—	16,618
Credit Central Holdings of Delaware, LLC	2,500	(159)		—	7,845	4,841	521	—	(2,371)
Echelon Aviation LLC	92,628	—		—	2,809	—	2,771	—	—
Energy Solutions Holdings Inc.	16,000	(8,525)		—	8,245	—	2,480	—	(2,168)
First Tower Holdings of Delaware LLC	10,000	—		—	54,320	—	10,560	—	17,003
Gulf Coast Machine & Supply Company	28,450	(26,213)		—	1,449	—	—	—	(777)
Harbortouch Holdings of Delaware Inc.	278,694	—		—	6,879	—	7,536	—	12,620
The Healing Staff, Inc.	—	—		—	—	—	5,825	—	—
Manx Energy, Inc.	—	(450)		—	—	—	—	—	104
MITY Holdings of Delaware Inc.	47,985	—		—	4,693	—	1,049	—	1,127
Nationwide Acceptance Holdings LLC	4,000	—		—	4,429	5,000	1,854	—	772
NMMB Holdings, Inc.	8,086	(8,086)		—	2,051	—	—	—	(6,852)
NPH Property Holdings, LLC	40,425	85,724	**	—	5,973	—	1,029	—	(2,088)
R-V Industries, Inc.	—	(2,339)		—	3,188	1,100	—	—	2,005
STI Holding, Inc.	—	(125)		—	—	3,246	—	—	(25)
UPH Property Holdings, LLC	1,405	22,562	**	—	1,101	—	156	—	426
Valley Electric Holdings I, Inc.	—	(200)		—	7,471	—	148	—	(23,304)
Wolf Energy Holdings Inc.	—	—		—	—	—	—	—	(1,350)
Total	$901,197	$(81,291)		$(972)	$153,307	$26,687	$43,671	$—	$(20,519)

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
* Purchase amounts do not include payment-in-kind interest. Redemption amounts include impairments.
** These amounts include the cost basis of investments transferred from APH to NPH and UPH.
*** During the year ended June 30, 2014, we acquired control of BXC Company, Inc. (f/k/a BXC Holding Company). As such, this investment was a controlled investment for part of the year and an affiliated investment for part of the year. See Note 14 for further discussion of this transaction.

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
Note 2. Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) pursuant to the requirements for reporting on Form 10-Q, ASC 946, Financial Services—Investment Companies (“ASC 946”), and Articles 6, 10 and 12 of Regulation S-X. Under the 1940 Act, ASC 946, and the regulations pursuant to Article 6 of Regulation S-X, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit us. Our consolidated financial statements include the accounts of Prospect, PCF, PSBL, PYC, and the Consolidated Holding Companies. All intercompany balances and transactions have been eliminated in consolidation. The financial results of our non-substantially wholly-owned holding companies and operating portfolio company investments are not consolidated in the financial statements. Any operating companies owned by the Consolidated Holding Companies are not consolidated.
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
Investment Classification
We are a non-diversified company within the meaning of the 1940 Act. As required by the 1940 Act, we classify our investments by level of control. As defined in the 1940 Act, “Control Investments” are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual possesses or has the right to acquire within 60 days or less, a beneficial ownership of more than 25% of the voting securities of an investee company. Under the 1940 Act, “Affiliate Investments” are defined by a lesser degree of influence and are deemed to exist through the possession outright or via the right to acquire within 60 days or less, beneficial ownership of 5% or more of the outstanding voting securities of another person. “Non-Control/Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments.
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
Investment Valuation
To value our investments, we follow the guidance of ASC 820, Fair Value Measurement (“ASC 820”), that defines fair value, establishes a framework for measuring fair value in conformity with GAAP, and requires disclosures about fair value measurements. In accordance with ASC 820, the fair value of our investments is defined as the price that we would receive upon selling an investment in an orderly transaction to an independent buyer in the principal or most advantageous market in which that investment is transacted.

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

3.
The Audit Committee of our Board of Directors reviews and discusses the preliminary valuation of Prospect Capital Management L.P. (the “Investment Adviser”) and that of the independent valuation firms.

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
Our investments in CLOs are classified as ASC 820 Level 3 securities and are valued using a discounted cash flow model. The valuations have been accomplished through the analysis of the CLO deal structures to identify the risk exposures from the modeling point of view as well as to determine an appropriate call date. For each CLO security, the most appropriate valuation approach has been chosen from alternative approaches to ensure the most accurate valuation for such security. To value a CLO, both the assets and the liabilities of the CLO capital structure are modeled. We use a waterfall engine to store the collateral data, generate collateral cash flows from the assets based on various assumptions for the risk factors, distribute the cash flows to the liability structure based on the payment priorities, and discount them back using current market discount rates. The main risk factors are: default risk, interest rate risk, downgrade risk, and credit spread risk.

Valuation of Other Financial Assets and Financial Liabilities
ASC 825, Financial Instruments, specifically ASC 825-10-25, permits an entity to choose, at specified election dates, to measure eligible items at fair value (the “Fair Value Option”). We have not elected the Fair Value Option to report selected financial assets and financial liabilities. See Note 8 for further discussion of our financial liabilities that are measured using another measurement attribute.
Convertible Notes
We have recorded the Convertible Notes at their contractual amounts. The Convertible Notes were analyzed for any features that would require bifurcation and such features were determined to be immaterial. See Note 5 for further discussion.
Revenue Recognition
Realized gains or losses on the sale of investments are calculated using the specific identification method.
Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of such purchase discounts or amortization of premiums is calculated by the effective interest method as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as interest income. The purchase discount for portfolio investments acquired from Patriot Capital Funding, Inc. (“Patriot”) was determined based on the difference between par value and fair value as of December 2, 2009, and continued to accrete until maturity or repayment of the respective loans. As of December 31, 2013, the purchase discount for the assets acquired from Patriot had been fully accreted. See Note 3 for further discussion.
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current. As of March 31, 2015, approximately 0.5% of our total assets are in non-accrual status.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. For the calendar year ended December 31, 2014, we did not incur an excise tax expense because our distributions exceeded our annual taxable income. As of March 31, 2015, we had a deposit with the IRS of $1,218 for excise taxes as we had made excise tax payments in excess of our expected excise tax liability through March 31, 2015.

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
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of March 31, 2015 and for the three and nine months then ended, we did not have a liability for any unrecognized tax benefits. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2010 remain subject to examination by the Internal Revenue Service.
Dividends and Distributions
Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a monthly dividend or distribution is approved by our Board of Directors quarterly and is generally based upon our management’s estimate of our future earnings. Net realized capital gains, if any, are distributed at least annually.
Financing Costs
We record origination expenses related to our Revolving Credit Facility and Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Unsecured Notes”) as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method for our Revolving Credit Facility and the effective interest method for our Unsecured Notes over the respective expected life or maturity. In the event that we modify or extinguish our debt before maturity, we follow the guidance in ASC 470-50, Modification and Extinguishments (“ASC 470-50”). For modifications to or exchanges of our Revolving Credit Facility, any unamortized deferred costs relating to lenders who are not part of the new lending group are expensed. For extinguishments of our Unsecured Notes, any unamortized deferred costs are deducted from the carrying amount of the debt in determining the gain or loss from the extinguishment.
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

Recent Accounting Pronouncements
In August 2014, the FASB issued Accounting Standards Update 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. ASU 2014-15 is effective for annual and interim periods ending after December 15, 2016. Early application is permitted. The adoption of the amended guidance in ASU 2014-15 is not expected to have a significant effect on our consolidated financial statements and disclosures.
In January 2015, the FASB issued Accounting Standards Update 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). ASU 2015-01 simplifies income statement presentation by eliminating the need to determine whether to classify an item as an extraordinary item. ASU 2015-01 is effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted; however, adoption must occur at the beginning of an annual period. The adoption of the amended guidance in ASU 2015-01 is not expected to have a significant effect on our consolidated financial statements and disclosures.
In February 2015, the FASB issued Accounting Standards Update 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 eliminates the deferral of FAS 167, which allowed reporting entities with interests in certain investment funds to follow the previous consolidation guidance in FIN 46(R), and makes other changes to both the variable interest model and the voting model. ASU 2015-02 is effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. A reporting entity may apply the amendments using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the period of adoption or may apply the amendments retrospectively. We are currently evaluating the effect the adoption of the amended guidance in ASU 2015-02 may have on our consolidated financial statements and disclosures.
In April 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. The new guidance will make the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The new guidance must be applied on a retrospective basis to all prior periods presented in the financial statements. The adoption of the amended guidance in ASU 2015-03 is not expected to have a significant effect on our consolidated financial statements and disclosures.
Note 3. Portfolio Investments
At March 31, 2015, we had investments in 132 long-term portfolio investments, which had an amortized cost of $6,590,026 and a fair value of $6,602,771. At June 30, 2014, we had investments in 142 long-term portfolio investments, which had an amortized cost of $6,371,522 and a fair value of $6,253,739.
The original cost basis of debt placements and equity securities acquired, including follow-on investments for existing portfolio companies, totaled $1,629,021 and $2,508,252 during the nine months ended March 31, 2015 and March 31, 2014, respectively. Debt repayments and proceeds from sales of equity securities of approximately $1,195,344 and $617,352 were received during the nine months ended March 31, 2015 and March 31, 2014, respectively.
The following table shows the composition of our investment portfolio as of March 31, 2015 and June 30, 2014.

	March 31, 2015		June 30, 2014
	Cost	Fair Value	Cost	Fair Value
Revolving Line of Credit	$11,850	$11,850	$3,445	$2,786
Senior Secured Debt	3,718,150	3,657,943	3,578,339	3,514,198
Subordinated Secured Debt	1,320,511	1,283,682	1,272,275	1,200,221
Subordinated Unsecured Debt	94,353	94,353	85,531	85,531
Small Business Loans	40,320	38,290	4,637	4,252
CLO Debt	28,485	32,958	28,118	33,199
CLO Residual Interest	1,019,332	1,061,992	1,044,656	1,093,985
Equity	357,025	421,703	354,521	319,567
Total Investments	$6,590,026	$6,602,771	$6,371,522	$6,253,739

In the previous table and throughout the remainder of this footnote, we aggregate our portfolio investments by type of investment, which may differ slightly from the nomenclature used by the constituent instruments defining the rights of holders of the investment, as disclosed on our Consolidated Schedules of Investments (“SOI”). The following investments are included in each category:

•	Senior Secured Debt includes investments listed on the SOI such as senior secured term loans, senior term loans, secured promissory notes, senior demand notes, and first lien term loans.

•	Subordinated Secured Debt includes investments listed on the SOI such as subordinated secured term loans, subordinated term loans, senior subordinated notes, and second lien term loans.

•	Subordinated Unsecured Debt includes investments listed on the SOI such as subordinated unsecured notes and senior unsecured notes.

•	Small Business Loans includes our investments in small business whole loans purchased from OnDeck and Direct Capital.

•	CLO Debt includes our investments in the “debt” class of security of CLO funds.

•	CLO Residual Interest includes our investments in the “equity” class of security of CLO funds such as income notes, preference shares, and subordinated notes.

•
Equity includes our investments in preferred stock, common stock, membership interests, net profits interests, net operating income interests, net revenue interests, overriding royalty interests, escrows receivable, and warrants, unless specifically stated otherwise.

The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of March 31, 2015.

	Level 1	Level 2	Level 3	Total
Revolving Line of Credit	$—	$—	$11,850	$11,850
Senior Secured Debt	—	—	3,657,943	3,657,943
Subordinated Secured Debt	—	—	1,283,682	1,283,682
Subordinated Unsecured Debt	—	—	94,353	94,353
Small Business Loans	—	—	38,290	38,290
CLO Debt	—	—	32,958	32,958
CLO Residual Interest	—	—	1,061,992	1,061,992
Equity	150	—	421,553	421,703
Total Investments	$150	$—	$6,602,621	$6,602,771
The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of June 30, 2014.

	Level 1	Level 2	Level 3	Total
Revolving Line of Credit	$—	$—	$2,786	$2,786
Senior Secured Debt	—	—	3,514,198	3,514,198
Subordinated Secured Debt	—	—	1,200,221	1,200,221
Subordinated Unsecured Debt	—	—	85,531	85,531
Small Business Loans	—	—	4,252	4,252
CLO Debt	—	—	33,199	33,199
CLO Residual Interest	—	—	1,093,985	1,093,985
Equity	168	—	319,399	319,567
Total Investments	$168	$—	$6,253,571	$6,253,739

The following tables show the aggregate changes in the fair value of our Level 3 investments during the nine months ended March 31, 2015.

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2014	$1,640,454	$32,121	$4,580,996	$6,253,571
Net realized losses on investments	(54,591)	—	(96,385)	(150,976)
Net change in unrealized appreciation	114,495	611	15,440	130,546
Net realized and unrealized gains (losses)	59,904	611	(80,945)	(20,430)
Purchases of portfolio investments	288,514	44,000	1,280,022	1,612,536
Payment-in-kind interest	11,224	—	5,261	16,485
Amortization of discounts and premiums	—	—	(64,200)	(64,200)
Repayments and sales of portfolio investments	(171,885)	(30,459)	(992,997)	(1,195,341)
Transfers within Level 3(1)	—	—	—	—
Transfers in (out) of Level 3(1)	—	—	—	—
Fair value as of March 31, 2015	$1,828,211	$46,273	$4,728,137	$6,602,621

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Small Business Loans	CLO Debt	CLO Residual Interest	Equity	Total
Fair value as of June 30, 2014	$2,786	$3,514,198	$1,200,221	$85,531	$4,252	$33,199	$1,093,985	$319,399	$6,253,571
Net realized losses on investments	(1,094)	(33,874)	(75,164)	(4)	(708)	—	(15,562)	(24,570)	(150,976)
Net change in unrealized appreciation (depreciation)	659	3,934	35,223	—	(1,644)	(608)	(6,667)	99,649	130,546
Net realized and unrealized (losses) gains	(435)	(29,940)	(39,941)	(4)	(2,352)	(608)	(22,229)	75,079	(20,430)
Purchases of portfolio investments	39,500	1,065,797	237,830	6,593	63,887	—	141,167	57,762	1,612,536
Payment-in-kind interest	—	14,176	686	1,623	—	—	—	—	16,485
Accretion (amortization) of discounts and premiums	—	206	1,084	—	—	367	(65,857)	—	(64,200)
Repayments and sales of portfolio investments	(30,001)	(906,494)	(116,198)	610	(27,497)	—	(85,074)	(30,687)	(1,195,341)
Transfers within Level 3(1)	—	—	—	—	—	—	—	—	—
Transfers in (out) of Level 3(1)	—	—	—	—	—	—	—	—	—
Fair value as of March 31, 2015	$11,850	$3,657,943	$1,283,682	$94,353	$38,290	$32,958	$1,061,992	$421,553	$6,602,621

(1)	Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred.

The following tables show the aggregate changes in the fair value of our Level 3 investments during the nine months ended March 31, 2014.

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2013	$811,634	$42,443	$3,318,663	$4,172,740
Net realized losses on investments	—	—	(3,482)	(3,482)
Net change in unrealized (depreciation) appreciation	(37,881)	(4,972)	20,565	(22,288)
Net realized and unrealized (losses) gains	(37,881)	(4,972)	17,083	(25,770)
Purchases of portfolio investments	825,898	—	1,669,311	2,495,209
Payment-in-kind interest	8,605	90	4,348	13,043
Accretion (amortization) of discounts and premiums	—	399	(32,236)	(31,837)
Repayments and sales of portfolio investments	(67,651)	(550)	(549,151)	(617,352)
Transfers within Level 3(1)	18,609	(5,611)	(12,998)	—
Transfers in (out) of Level 3(1)	—	—	—	—
Fair value as of March 31, 2014	$1,559,214	$31,799	$4,415,020	$6,006,033

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Small Business Loans	CLO Debt	CLO Residual Interest	Equity	Total
Fair value as of June 30, 2013	$8,729	$2,207,091	$1,024,901	$88,827	$—	$28,589	$658,086	$156,517	$4,172,740
Net realized (losses) gains on investments	—	(1,494)	(7,558)	—	—	—	1,184	4,386	(3,482)
Net change in unrealized (depreciation) appreciation	(83)	(13,072)	(255)	(292)	(104)	4,630	47,721	(60,833)	(22,288)
Net realized and unrealized (losses) gains	(83)	(14,566)	(7,813)	(292)	(104)	4,630	48,905	(56,447)	(25,770)
Purchases of portfolio investments	14,850	1,853,544	207,857	—	3,654	—	261,212	154,092	2,495,209
Payment-in-kind interest	—	10,077	2,630	336	—	—	—	—	13,043
Accretion (amortization) of discounts and premiums	—	613	1,237	8	—	335	(34,030)	—	(31,837)
Repayments and sales of portfolio investments	(20,643)	(336,913)	(174,992)	(58,879)	(250)	—	(21,071)	(4,604)	(617,352)
Transfers within Level 3(1)	—	—	(70,000)	70,000	—	—	—	—	—
Transfers in (out) of Level 3(1)	—	—	—	—	—	—	—	—	—
Fair value as of March 31, 2014	$2,853	$3,719,846	$983,820	$100,000	$3,300	$33,554	$913,102	$249,558	$6,006,033

(1)	Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred.
For the nine months ended March 31, 2015 and March 31, 2014, the net change in unrealized appreciation (depreciation) on the investments that use Level 3 inputs was $42,583 and $(44,969) for investments still held as of March 31, 2015 and March 31, 2014, respectively.

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of March 31, 2015 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Technique	Input	Range	Weighted Average
Senior Secured Debt	$2,566,807	Yield Analysis	Market Yield	6.2%-21.0%	10.8%
Senior Secured Debt	536,146	EV Analysis	EBITDA Multiple	3.1x-9.5x	7.2x
Senior Secured Debt(1)	79,462	EV Analysis	Loss-Adjusted Discount Rate	4.5%-12.6%	7.4%
Senior Secured Debt(2)	47,050	EV Analysis	Loss-Adjusted Discount Rate	10.5%-14.7%	11.1%
Senior Secured Debt	40,808	EV Analysis	Discount Rate	7.0%-9.0%	8.0%
Senior Secured Debt	27,341	EV Analysis	Appraisal	N/A	N/A
Senior Secured Debt	24,913	EV Analysis	Sum of the Parts	N/A	N/A
Senior Secured Debt	9,958	Liquidation Analysis	N/A	N/A	N/A
Senior Secured Debt	337,308	Net Asset Value Analysis	Capitalization Rate	2.5%-9.7%	6.2%
Subordinated Secured Debt	915,428	Yield Analysis	Market Yield	8.1%-21.0%	12.1%
Subordinated Secured Debt	353,434	EV Analysis	EBITDA Multiple	3.1x-8.7x	7.6x
Subordinated Secured Debt	14,820	EV Analysis	Book Value Multiple	1.2x-1.4x	1.3x
Subordinated Unsecured Debt	87,153	Yield Analysis	Market Yield	6.2%-12.4%	10.8%
Subordinated Unsecured Debt	7,200	EV Analysis	EBITDA Multiple	5.6x-6.5x	6.0x
Small Business Loans(3)	658	Discounted Cash Flow	Loss-Adjusted Discount Rate	17.3%-27.2%	24.8%
Small Business Loans(4)	37,632	Discounted Cash Flow	Loss-Adjusted Discount Rate	20.0%-29.6%	22.6%
CLO Debt	32,958	Discounted Cash Flow	Discount Rate	5.8%-7.7%	6.8%
CLO Residual Interest	1,061,992	Discounted Cash Flow	Discount Rate	10.9%-18.5%	13.5%
Equity	212,119	EV Analysis	EBITDA Multiple	2.0x-9.5x	7.7x
Equity	15,304	EV Analysis	Book Value Multiple	1.2x-1.4x	1.3x
Equity	1,260	EV Analysis	Appraisal	N/A	N/A
Equity	3,130	Yield Analysis	Market Yield	17.6%-21.8%	19.7%
Equity	109,684	Net Asset Value Analysis	Capitalization Rate	2.5%-9.7%	6.2%
Equity	28,133	Discounted Cash Flow	Discount Rate	7.2%-8.0%	7.6%
Participating Interest(5)	46,174	Yield Analysis	Market Yield	10.0%-18.0%	11.1%
Participating Interest(5)	22	Liquidation Analysis	N/A	N/A	N/A
Escrow Receivable	5,727	Discounted Cash Flow	Discount Rate	6.8%-7.9%	7.4%
Total Level 3 Investments	$6,602,621

(1)
EV analysis is based on the fair value of our investments in consumer loans purchased from Prosper, which are valued using a discounted cash flow valuation technique. The key unobservable input to the discounted cash flow analysis is noted above. In addition, the valuation also used projected loss rates as an unobservable input ranging from 0.7%-27.0%, with a weighted average of 8.1%.

(2)
EV analysis is based on the fair value of our investments in consumer loans purchased from Lending Club, which are valued using a discounted cash flow valuation technique. The key unobservable input to the discounted cash flow analysis is noted above. In addition, the valuation also used projected loss rates as an unobservable input ranging from 15.4%-24.3%, with a weighted average of 18.1%.

(3)
Includes our investments in small business whole loans purchased from Direct Capital. Valuation also used projected loss rates as an unobservable input ranging from 0.3%-60.0%, with a weighted average of 19.6%.

(4)	Includes our investments in small business whole loans purchased from OnDeck. Valuation also used projected loss rates as an unobservable input ranging from 7.7%-9.5%, with a weighted average of 8.6%.

(5)	Participating Interest includes our participating equity investments, such as net profits interests, net operating income interests, net revenue interests, and overriding royalty interests.

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2014 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Technique	Input	Range	Weighted Average
Senior Secured Debt	$2,550,073	Yield Analysis	Market Yield	5.5%-20.3%	11.1%
Senior Secured Debt	560,485	EV Analysis	EBITDA Multiple	3.5x-9.0x	7.1x
Senior Secured Debt	110,525	EV Analysis	Other	N/A	N/A
Senior Secured Debt	3,822	Liquidation Analysis	N/A	N/A	N/A
Senior Secured Debt	292,079	Net Asset Value Analysis	Capitalization Rate	4.5%-10.0%	7.4%
Subordinated Secured Debt	832,181	Yield Analysis	Market Yield	8.7%-14.7%	10.9%
Subordinated Secured Debt	353,220	EV Analysis	EBITDA Multiple	4.5x-8.2x	6.2x
Subordinated Secured Debt	14,820	EV Analysis	Book Value Multiple	1.2x-1.4x	1.3x
Subordinated Unsecured Debt	85,531	Yield Analysis	Market Yield	7.4%-14.4%	12.1%
Small Business Loans	4,252	Yield Analysis	Market Yield	75.5%-79.5%	77.5%
CLO Debt	33,199	Discounted Cash Flow	Discount Rate	4.2%-5.8%	4.9%
CLO Residual Interest	1,093,985	Discounted Cash Flow	Discount Rate	10.4%-23.7%	16.8%
Equity	222,059	EV Analysis	EBITDA Multiple	2.0x-15.3x	5.3x
Equity	15,103	EV Analysis	Book Value Multiple	1.2x-1.4x	1.3x
Equity	3,171	Yield Analysis	Market Yield	13.7%-16.5%	15.1%
Equity	63,157	Net Asset Value Analysis	Capitalization Rate	4.5%-10.0%	7.4%
Equity	14,107	Discounted Cash Flow	Discount Rate	8.0%-10.0%	9.0%
Participating Interest(1)	213	Liquidation Analysis	N/A	N/A	N/A
Escrow Receivable	1,589	Discounted Cash Flow	Discount Rate	6.6%-7.8%	7.2%
Total Level 3 Investments	$6,253,571

(1)	Participating Interest includes our participating equity investments, such as net profits interests, net operating income interests, net revenue interests, and overriding royalty interests.
In determining the range of value for debt instruments except CLOs, management and the independent valuation firm generally estimated corporate and security credit ratings and identified corresponding yields to maturity for each loan from relevant market data. A discounted cash flow analysis was then prepared using the appropriate yield to maturity as the discount rate, to determine range of value. For non-traded equity investments, the enterprise value was determined by applying earnings before income tax, depreciation and amortization (“EBITDA”) multiples or book value multiples for similar guideline public companies and/or similar recent investment transactions. For stressed equity investments, a liquidation analysis was prepared. For the private REIT investments, enterprise values were determined based on an average of results from a net asset value analysis of the underlying property investments and a dividend yield analysis utilizing capitalization rates and dividend yields, respectively, for similar guideline companies and/or similar recent investment transactions.
In determining the range of value for our investments in CLOs, management and the independent valuation firm used a discounted cash flow model. The valuations were accomplished through the analysis of the CLO deal structures to identify the risk exposures from the modeling point of view as well as to determine an appropriate call date. For each CLO security, the most appropriate valuation approach was chosen from alternative approaches to ensure the most accurate valuation for such security. A waterfall engine was used to store the collateral data, generate collateral cash flows from the assets based on various assumptions for the risk factors, distribute the cash flows to the liability structure based on the payment priorities, and discount them back using proper discount rates.
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

The significant unobservable input used to value our investments based on the yield analysis and discounted cash flow analysis is the market yield (or applicable discount rate) used to discount the estimated future cash flows expected to be received from the underlying investment, which includes both future principal and interest/dividend payments. Increases or decreases in the market yield (or applicable discount rate) would result in a decrease or increase, respectively, in the fair value measurement. Management and the independent valuation firm consider the following factors when selecting market yields or discount rates: risk of default, rating of the investment and comparable company investments, and call provisions.
The significant unobservable inputs used to value our investments based on the EV analysis may include market multiples of specified financial measures such as EBITDA or book value of identified guideline public companies, implied valuation multiples from precedent M&A transactions, and/or discount rates applied in a discounted cash flow analysis. The independent valuation firm identifies a population of publicly traded companies with similar operations and key attributes to that of the portfolio company. Using valuation and operating metrics of these guideline public companies and/or as implied by relevant precedent transactions, a range of multiples of the latest twelve months EBITDA, or other measure such as book value, is typically calculated. The independent valuation firm utilizes the determined multiples to estimate the portfolio company’s EV generally based on the latest twelve months EBITDA of the portfolio company (or other meaningful measure). Increases or decreases in the multiple may result in an increase or decrease, respectively, in EV which may increase or decrease the fair value measurement of the debt and/or equity investment, as applicable. In certain instances, a discounted cash flow analysis may be considered in estimating EV, in which case, discount rates based on a weighted average cost of capital and application of the Capital Asset Pricing Model may be utilized.
The significant unobservable input used to value our investments based on the net asset value analysis is the capitalization rate applied to the earnings measure of the underlying property. Increases or decreases in the capitalization rate would result in a decrease or increase, respectively, in the fair value measurement.
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
During the nine months ended March 31, 2015, the valuation methodology for American Gilsonite Company (“AGC”) changed to incorporate secondary trade data in addition to the yield analysis used in previous periods. As a result of this change, and in recognition of recent company performance and current market conditions, we decreased the fair value of our investment in AGC to $38,109 as of March 31, 2015, a discount of $391 from its amortized cost, compared to the $3,477 unrealized appreciation recorded at June 30, 2014.
During the nine months ended March 31, 2015, the valuation methodology for CCPI Inc. (“CCPI”) changed to solely an EV analysis by removing the discounted cash flow used in previous periods. Management adopted this change due to a lack of long-term forecasts for CCPI. As a result of this change, and in recognition of recent company performance and current market conditions, we increased the fair value of our investment in CCPI to $36,874 as of March 31, 2015, a premium of $2,755 to its amortized cost, compared to the $1,443 unrealized depreciation recorded at June 30, 2014.
During the nine months ended March 31, 2015, the valuation methodology for Edmentum, Inc. (“Edmentum”) changed to incorporate an EV analysis and weighted broker quotes in addition to the yield analysis used in previous periods. Management adopted the EV analysis due to a deterioration in operating results and resulting credit impairment. As a result of this change, and in recognition of recent company performance and current market conditions, we decreased the fair value of our investment in Edmentum to $25,329 as of March 31, 2015, a discount of $23,294 from its amortized cost, compared to the $1,561 unrealized appreciation recorded at June 30, 2014.

During the nine months ended March 31, 2015, the valuation methodology for Empire Today, LLC (“Empire Today”) changed to incorporate secondary trade data in addition to the yield analysis used in previous periods. As a result of this change, and in recognition of recent company performance and current market conditions, we decreased the fair value of our investment in Empire Today to $13,491 as of March 31, 2015, a discount of $2,001 from its amortized cost, compared to the $281 unrealized appreciation recorded at June 30, 2014.
During the nine months ended March 31, 2015, the valuation methodology for Gulf Coast Machine & Supply Company (“Gulf Coast”) changed to a liquidation analysis in place of the EV analysis used in previous periods. Management adopted the liquidation analysis due to a deterioration in operating results, resulting credit impairment, and the unavailability of revised budget figures. As a result of this change, and in recognition of recent company performance and current market conditions, we decreased the fair value of our investment in Gulf Coast to $8,199 as of March 31, 2015, a discount of $40,751 from its amortized cost, compared to the $28,991 unrealized depreciation recorded at June 30, 2014.
During the nine months ended March 31, 2015, the valuation methodology for Ikaria, Inc. (“Ikaria”) changed to incorporate weighted broker quotes and the expected proceeds from a pending transaction in addition to the yield analysis used in previous periods. As a result of this change, and in recognition of the sale value evidenced by a pending transaction, we decreased the fair value of our investment in Ikaria to $20,008 as of March 31, 2015, a premium of $538 to its amortized cost, compared to the $570 unrealized appreciation recorded at June 30, 2014.
During the nine months ended March 31, 2015, the valuation methodology for Prince Mineral Holding Corp. (“Prince”) changed to incorporate secondary trade data in addition to the yield analysis used in previous periods. As a result of this change, and in recognition of recent company performance and current market conditions, we decreased the fair value of our investment in Prince to $9,700 as of March 31, 2015, a discount of $212 from its amortized cost, compared to the $98 unrealized appreciation recorded at June 30, 2014.
During the nine months ended March 31, 2015, the valuation methodology for Sandow Media, LLC (“Sandow”) changed to solely an EV analysis by removing the yield analysis used in previous periods. Management adopted this change due to Prospect exercising certain equity voting rights during the period. As a result of this change, and in recognition of the pending repayment at 102% of par (see Note 18), we increased the fair value of our investment in Sandow to $24,913 as of March 31, 2015, a premium of $488 to its amortized cost, compared to the $1,557 unrealized depreciation recorded at June 30, 2014.
During the nine months ended March 31, 2015, the valuation methodology for Targus Group International, Inc. (“Targus”) changed to an EV analysis in place of the yield analysis and weighted broker quotes and used in previous periods. Management adopted the EV analysis due to a deterioration in operating results and resulting credit impairment. As a result of this change, and in recognition of recent company performance and current market conditions, we decreased the fair value of our investment in Targus to $16,722 as of March 31, 2015, a discount of $4,574 from its amortized cost, compared to the $1,748 unrealized depreciation recorded at June 30, 2014.
During the nine months ended March 31, 2015, the valuation methodology for United States Environmental Services, LLC (“USES”) changed to incorporate an EV analysis in addition to the yield analysis used in previous periods. Management adopted the EV analysis due to a deterioration in operating results and resulting credit impairment. As a result of this change, and in recognition of recent company performance and current market conditions, we decreased the fair value of our investment in USES to $48,389 as of March 31, 2015, a discount of $11,161 from its amortized cost, compared to being valued at cost at June 30, 2014.

During the nine months ended March 31, 2015, we did not provide any additional financing to American Property REIT Corp. (“APRC”) for the acquisition of real estate properties. On November 26, 2014, APRC transferred its investment in one property to National Property REIT Corp. (“NPRC”). As a result, our investment in APRC related to this property also transferred to NPRC. The investment transferred consisted of $10,237 of equity and $65,586 of debt. There was no gain or loss realized on the transaction. In addition, during the nine months ended March 31, 2015, we received $8 as a return of capital on the equity investment in APRC. As of March 31, 2015, our investment in APRC had an amortized cost of $131,455 and a fair value of $143,516.
As of March 31, 2015, APRC’s real estate portfolio was comprised of thirteen multi-family properties and one commercial property. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by APRC as of March 31, 2015.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	1557 Terrell Mill Road, LLC	Marietta, GA	12/28/2012	$23,500	$15,229
2	5100 Live Oaks Blvd, LLC	Tampa, FL	1/17/2013	63,400	39,600
3	Lofton Place, LLC	Tampa, FL	4/30/2013	26,000	16,965
4	Vista Palma Sola, LLC	Bradenton, FL	4/30/2013	27,000	17,550
5	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	9,650
6	Cordova Regency, LLC	Pensacola, FL	11/15/2013	13,750	9,026
7	Crestview at Oakleigh, LLC	Pensacola, FL	11/15/2013	17,500	11,488
8	Inverness Lakes, LLC	Mobile, AL	11/15/2013	29,600	19,400
9	Kings Mill Pensacola, LLC	Pensacola, FL	11/15/2013	20,750	13,622
10	Plantations at Pine Lake, LLC	Tallahassee, FL	11/15/2013	18,000	11,817
11	Verandas at Rock Ridge, LLC	Birmingham, AL	11/15/2013	15,600	10,205
12	Plantations at Hillcrest, LLC	Mobile, AL	1/17/2014	6,930	4,993
13	Crestview at Cordova, LLC	Pensacola, FL	1/17/2014	8,500	4,972
14	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
				$287,099	$184,517

During the nine months ended March 31, 2015, we provided $135,075 and $39,425 of debt and equity financing, respectively, to NPRC to enable certain of its wholly-owned subsidiaries to invest in online consumer loans. In addition, during the nine months ended March 31, 2015, we received partial repayments of $31,365 of the NPRC loan previously outstanding and $5,577 as a return of capital on the equity investment in NPRC.
The online consumer loan investments held by certain of NPRC’s wholly-owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $35, with fixed interest rates and fixed terms of either 36 or 60 months. As of March 31, 2015, the investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries had a fair value of $262,250. The average outstanding individual loan balance is approximately $9 and the loans mature on dates ranging from October 31, 2016 to March 30, 2020. Fixed interest rates range from 6.0% to 29.0% with a weighted-average current interest rate of 19.4%.
During the nine months ended March 31, 2015, we provided $11,810 and $2,061 of debt and equity financing, respectively, to NPRC for the acquisition of real estate properties. During the nine months ended March 31, 2015, APRC and United Property REIT Corp. (“UPRC”) transferred their investments in certain properties to NPRC. As a result, our investments in APRC and UPRC related to these properties also transferred to NPRC. The investments transferred consisted of $11,518 of equity and $75,030 of debt. There was no gain or loss realized on these transactions. As of March 31, 2015, our investment in NPRC had an amortized cost of $367,672 and a fair value of $389,801.
As of March 31, 2015, NPRC’s real estate portfolio was comprised of ten multi-family properties and thirteen commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of March 31, 2015.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	146 Forest Parkway, LLC	Forest Park, GA	10/24/2012	$7,400	$—
2	NPRC Carroll Resort, LLC	Pembroke Pines, FL	6/24/2013	225,000	157,500
3	APH Carroll 41, LLC	Marietta, GA	11/1/2013	30,600	22,173
4	Matthews Reserve II, LLC	Matthews, NC	11/19/2013	22,063	17,571
5	City West Apartments II, LLC	Orlando, FL	11/19/2013	23,562	18,533
6	Vinings Corner II, LLC	Smyrna, GA	11/19/2013	35,691	26,640
7	Uptown Park Apartments II, LLC	Altamonte Springs, FL	11/19/2013	36,590	27,471
8	Mission Gate II, LLC	Plano, TX	11/19/2013	47,621	36,148
9	St. Marin Apartments II, LLC	Coppell, TX	11/19/2013	73,078	53,863
10	APH Carroll Bartram Park, LLC	Jacksonville, FL	12/31/2013	38,000	28,500
11	APH Carroll Atlantic Beach, LLC	Atlantic Beach, FL	1/31/2014	13,025	8,951
12	23 Mile Road Self Storage, LLC	Chesterfield, MI	8/19/2014	5,804	4,350
13	36th Street Self Storage, LLC	Wyoming, MI	8/19/2014	4,800	3,600
14	Ball Avenue Self Storage, LLC	Grand Rapids, MI	8/19/2014	7,281	5,460
15	Ford Road Self Storage, LLC	Westland, MI	8/29/2014	4,642	3,480
16	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	4,458	3,345
17	Ann Arbor Kalamazoo Self Storage, LLC	Scio, MI	8/29/2014	8,927	6,695
18	Ann Arbor Kalamazoo Self Storage, LLC	Kalamazoo, MI	8/29/2014	2,363	1,775
19	Jolly Road Self Storage, LLC	Okemos, MI	1/16/2015	7,492	5,620
20	Eaton Rapids Road Self Storage, LLC	Lansing West, MI	1/16/2015	1,741	1,305
21	Haggerty Road Self Storage, LLC	Novi, MI	1/16/2015	6,700	5,025
22	Waldon Road Self Storage, LLC	Lake Orion, MI	1/16/2015	6,965	5,225
23	Tyler Road Self Storage, LLC	Ypsilanti, MI	1/16/2015	3,507	2,630
				$617,310	$445,860

During the nine months ended March 31, 2015, we provided $48,473 and $8,172 of debt and equity financing, respectively, to UPRC for the acquisition of certain properties. On October 23, 2014, UPRC transferred its investments in certain properties to NPRC. As a result, our investment in UPRC related to these properties also transferred to NPRC. The investments transferred consisted of $1,281 of equity and $9,444 of debt. There was no gain or loss realized on these transactions. As of March 31, 2015, our investment in UPRC had an amortized cost of $70,165 and a fair value of $81,918.
As of March 31, 2015, UPRC’s real estate portfolio was comprised of fifteen multi-families properties and one commercial property. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by UPRC as of March 31, 2015.

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
On January 4, 2012, Energy Solutions Holdings Inc. (“Energy Solutions”) sold its gas gathering and processing assets held in Gas Solutions II Ltd. (“Gas Solutions”) for a potential sale price of $199,805, adjusted for the final working capital settlement, including a potential earn-out of $28,000 that may be paid based on the future performance of Gas Solutions. After expenses, including structuring fees of $9,966 paid to us, and $3,152 of third-party expenses, Gas Solutions LP LLC and Gas Solutions GP LLC, subsidiaries of Gas Solutions, received $157,100 and $1,587 in cash, respectively, and subsequently distributed these amounts, $158,687 in total, to Energy Solutions. The sale of Gas Solutions by Energy Solutions resulted in significant earnings and profits, as defined by the Code, at Energy Solutions for calendar year 2012. As a result, 2012 distributions from Energy Solutions to us were required to be recognized as dividend income, in accordance with ASC 946, as there were current year earnings and profits sufficient to support such recognition.
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
On August 6, 2013, we received a distribution of $4,065 related to our investment in NRG Manufacturing, Inc. (“NRG”) for which we realized a gain of $3,252. This was a partial release of the amount held in escrow. On February 17, 2015, we received a distribution of $7,140 related to our investment in NRG for which we realized a gain of $4,647. This was a full release of the amount held in escrow. The $7,140 distribution received from NRG included $1,739 as reimbursement for legal, tax and portfolio level accounting services provided directly to NRG for which Prospect received payment on behalf of Prospect Administration (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration).
On October 31, 2013, we sold $18,755 of the National Bankruptcy Services, LLC loan receivable. The loan receivable was sold at a discount and we realized a loss of $7,853.

During the nine months ended March 31, 2014, Energy Solutions repaid $8,500 of our subordinated secured debt to us. In addition to the repayment of principal, we received $4,812 of make-whole fees for early repayment of the outstanding loan receivables, which was recorded as additional interest income during the nine months ended March 31, 2014.
On November 25, 2013, we provided $13,000 in senior secured debt financing for the recapitalization of our investment in Freedom Marine. The subordinated secured loan to Jettco Marine Services, LLC, a subsidiary of Freedom Marine, was replaced with a senior secured note to Vessel Company II, LLC (f/k/a Vessel Holdings II, LLC) (“Vessel II”), a new subsidiary of Freedom Marine. On December 3, 2013, we made a $16,000 senior secured investment in Vessel Company III, LLC (f/k/a Vessel Holdings III, LLC), another new subsidiary of Freedom Marine. Overall the restructuring of our investment in Freedom Marine provided approximately $16,000 net senior secured debt financing to support the acquisition of two new vessels. We received $2,480 of structuring fees from Energy Solutions related to the Freedom Marine restructuring which was recognized as other income during the nine months ended March 31, 2014.
During the nine months ended March 31, 2014, we received an $8,000 fee from First Tower Holdings of Delaware LLC (“First Tower Delaware”) related to the renegotiation and expansion of First Tower’s revolver in December 2013 which was recorded as other income and we provided an additional $8,500 and $1,500 of senior secured first-lien and common equity financing, respectively, to First Tower Delaware.
During the nine months ended March 31, 2014, we provided an additional $7,600 of subordinated secured financing to AMU Holdings Inc. (“AMU”). During the nine months ended March 31, 2014, we received distributions of $12,000 from AMU which were recorded as dividend income.
On March 31, 2014, we invested $246,250 in cash and 2,306,294 unregistered shares of our common stock to support the recapitalization of Harbortouch Payments, LLC (f/k/a United Bank Card, Inc. (d/b/a Harbortouch)), a provider of transaction processing services and point-of-sale equipment used by merchants across the United States. We invested $24,898 of equity and $123,000 of debt in Harbortouch Holdings of Delaware Inc., the newly-formed holding company, and $130,796 of debt in Harbortouch Payments, LLC, the operating company (collectively, “Harbortouch”). Through the recapitalization, we acquired a controlling interest in Harbortouch Holdings of Delaware Inc. After the recapitalization, we received repayment of the $23,894 loan previously outstanding. We received structuring fees of $7,536 and $8,544 related to our investment in Harbortouch which were recognized as other income during the three and nine months ended March 31, 2014, respectively.
On March 31, 2014, we provided $78,521 of debt and $14,107 of equity financing to Echelon Aviation LLC (“Echelon”), a newly established portfolio company which provides liquidity alternatives on aviation assets. In connection with our investment, we received a structuring fee of $2,771 from Echelon which was recognized as other income during the three and nine months ended March 31, 2014.
On August 1, 2014, we sold our investments in Airmall Inc. (“Airmall”) for net proceeds of $51,379 and realized a loss of $3,473 on the sale. In addition, there is $6,000 being held in escrow, of which 98% is due to Prospect, which will be recognized as an additional realized loss if it is not received. Included in the net proceeds were $3,000 of structuring fees from Airmall related to the sale of the operating company which was recognized as other income during the nine months ended March 31, 2015. On October 22, 2014, we received a tax refund of $665 related to our investment in Airmall for which we realized a gain of the same amount.
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
On September 15, 2014, Echelon repaid $37,313 of the $78,121 loan receivable to us.
On September 30, 2014, we made a $26,431 follow-on investment in Harbortouch to support an acquisition. As part of the transaction, we received $529 of structuring fee income and $50 of amendment fee income from Harbortouch which was recognized as other income.
During the three months ended September 30, 2014, we determined that the impairment of Appalachian Energy LLC was other-than-temporary and recorded a realized loss of $2,050, reducing the amortized cost to zero.
On October 3, 2014, we sold our $35,000 investment in Babson CLO Ltd. 2011-I and realized a loss of $6,410 on the sale.

On October 10, 2014, ARRM Services, Inc. (“ARRM”) sold Ajax Rolled Ring & Machine, LLC (“Ajax”) to a third party and repaid the $19,337 loan receivable to us and we recorded a realized loss of $23,560 related to the sale. Concurrent with the sale, our ownership increased to 100% of the outstanding equity in SB Forging (see Note 1). As such, we began consolidating SB Forging on October 11, 2014. In addition, there is $3,000 being held in escrow which will be recognized as additional gain if and when received. We received $2,000 of structuring fees from Ajax related to the sale of the operating company which was recognized as other income during the nine months ended March 31, 2015.
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
On December 4, 2014, we sold our $29,075 investment in Babson CLO Ltd. 2012-I and realized a loss of $3,767 on the sale.
On December 4, 2014, we sold our $27,850 investment in Babson CLO Ltd. 2012-II and realized a loss of $2,949 on the sale.
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
During the three and nine months ended March 31, 2014, we recognized zero and $400, respectively, of interest income due to purchase discount accretion for the assets acquired from Patriot. As of December 31, 2013, the purchase discount for the assets acquired from Patriot had been fully accreted. As such, no such income was recognized during the three or nine months ended March 31, 2015.
As of March 31, 2015, $4,510,970 of our loans, at fair value, bear interest at floating rates and $4,478,012 of those loans have LIBOR floors ranging from 1.0% to 5.5%. As of June 30, 2014, $4,499,955 of our loans, at fair value, bore interest at floating rates and $4,466,756 of those loans had LIBOR floors ranging from 1.25% to 6.00%.
At March 31, 2015, six loan investments were on non-accrual status: Edmentum, Gulf Coast, Vets Securing America, Inc., NCT, Wind River, and Wolf Energy. At June 30, 2014, nine loan investments were on non-accrual status: BXC, The Healing Staff, Inc., Manx, NCT, STI, Stryker, Wind River, Wolf Energy Holdings Inc., and Yatesville. Principal balances of these loans amounted to $109,468 and $163,408 as of March 31, 2015 and June 30, 2014, respectively. The fair value of these loans amounted to $35,287 and $5,937 as of March 31, 2015 and June 30, 2014, respectively. The fair values of these investments represent approximately 0.5% and 0.1% of our total assets as of March 31, 2015 and June 30, 2014, respectively. For the three months ended March 31, 2015 and March 31, 2014, the income foregone as a result of not accruing interest on non-accrual debt investments amounted to $3,050 and $5,262, respectively. For the nine months ended March 31, 2015 and March 31, 2014, the income foregone as a result of not accruing interest on non-accrual debt investments amounted to $18,450 and $15,918, respectively.
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 2.00%. As of March 31, 2015 and June 30, 2014, we had $89,400 and $72,118, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies.

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
As of March 31, 2015, we had no single investment that represented greater than 20% of our total investment portfolio at fair value. As of March 31, 2015, we had no single investment whose assets represented greater than 20% of our total assets. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment or the marking to fair value of an investment in any given year can be highly concentrated among several investments. After performing the income analysis for the nine months ended March 31, 2015, we determined that one of our controlled investments individually generated more than 20% of our income, primarily due to the unrealized appreciation that was recognized on the investment during the nine months ended March 31, 2015. As such, the following unconsolidated majority-owned portfolio company was considered a significant subsidiary as of March 31, 2015: First Tower Finance Company LLC.
The following tables show summarized financial information for First Tower Finance Company LLC and its subsidiaries:

	March 31, 2015	June 30, 2014
Balance Sheet Data
Cash and cash equivalents	$71,919	$60,368
Finance receivables, net	395,891	385,875
Intangibles, including goodwill	125,764	137,696
Other assets	15,158	14,056
Notes payable	264,432	250,965
Notes payable, due to Prospect or Affiliate	313,844	313,844
Other liabilities	53,058	46,276
Shareholder's deficit	(22,602)	(13,090)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Summary of Operations
Total revenue	$50,180	$49,045	$157,703	$152,152
Total expenses	55,215	40,782	164,207	121,917
Net (loss) income	$(5,035)	$8,263	$(6,504)	$30,235
As the SEC has not released details on the mechanics of how the calculations related to Rules 3-09 and 4-08(g) of Regulation S-X are to be completed, there is diversity in practice for the calculation. Based on our interpretation of Rules 10-01(b)(1) and 4-08(g) of Regulation S-X and related calculations, we do not believe that summarized financial information is required for any other entities in the current quarterly financial statements. We expect that the SEC will clarify the calculation method in the near future.
Note 4. Revolving Credit Facility
On March 27, 2012, we closed on an extended and expanded credit facility with a syndicate of lenders through PCF (the “2012 Facility”). The lenders had extended commitments of $857,500 under the 2012 Facility as of June 30, 2014, which was increased to $877,500 in July 2014. The 2012 Facility included an accordion feature which allowed commitments to be increased up to $1,000,000 in the aggregate. Interest on borrowings under the 2012 Facility was one-month LIBOR plus 275 basis points with no minimum LIBOR floor. Additionally, the lenders charged a fee on the unused portion of the 2012 Facility equal to either 50 basis points if at least half of the credit facility is drawn or 100 basis points otherwise.

On August 29, 2014, we renegotiated the 2012 Facility and closed an expanded five and a half year revolving credit facility (the “2014 Facility” and collectively with the 2012 Facility, the “Revolving Credit Facility”). The lenders have extended commitments of $885,000 under the 2014 Facility as of March 31, 2015. The 2014 Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The revolving period of the 2014 Facility extends through March 2019, with an additional one year amortization period (with distributions allowed) after the completion of the revolving period. During such one year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one year amortization period, the remaining balance will become due, if required by the lenders.
The 2014 Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The 2014 Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the 2014 Facility. The 2014 Facility also requires the maintenance of a minimum liquidity requirement. As of March 31, 2015, we were in compliance with the applicable covenants.
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
As of March 31, 2015 and June 30, 2014, we had $739,066 and $780,620, respectively, available to us for borrowing under the Revolving Credit Facility, of which the amount outstanding was $317,700 and $92,000, respectively. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $885,000. As of March 31, 2015, the investments used as collateral for the Revolving Credit Facility had an aggregate fair value of $1,609,258, which represents 24.2% of our total investments and money market funds. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and as such, these investments are not available to our general creditors. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $8,885 of new fees and $3,539 of fees carried over for continuing participants from the previous facility, which are being amortized over the term of the facility in accordance with ASC 470-50, of which $10,983 remains to be amortized and is included within deferred financing costs on the Consolidated Statement of Assets and Liabilities as of March 31, 2015. In accordance with ASC 470-50, we expensed $332 of fees relating to credit providers in the 2012 Facility who did not commit to the 2014 Facility.

During the three months ended March 31, 2015 and March 31, 2014, we recorded $3,545 and $3,243, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense. During the nine months ended March 31, 2015 and March 31, 2014, we recorded $10,803 and $8,319, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
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
On February 18, 2011, we issued $172,500 aggregate principal amount of convertible notes that mature on August 15, 2016 (the “2016 Notes”), unless previously converted or repurchased in accordance with their terms. The 2016 Notes bear interest at a rate of 5.50% per year, payable semi-annually on February 15 and August 15 of each year, beginning August 15, 2011. Total proceeds from the issuance of the 2016 Notes, net of underwriting discounts and offering costs, were $167,325. Between January 30, 2012 and February 2, 2012, we repurchased $5,000 aggregate principal amount of the 2016 Notes at a price of 97.5, including commissions. The transactions resulted in our recognizing $10 of loss in the year ended June 30, 2012.
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
On April 11, 2014, we issued $400,000 aggregate principal amount of convertible notes that mature on April 15, 2020 (the “2020 Notes”), unless previously converted or repurchased in accordance with their terms. The 2020 Notes bear interest at a rate of 4.75% per year, payable semi-annually on April 15 and October 15 each year, beginning October 15, 2014. Total proceeds from the issuance of the 2020 Notes, net of underwriting discounts and offering costs, were $387,500. On January 30, 2015, we repurchased $8,000 aggregate principal amount of the 2020 Notes at a price of 93.0, including commissions. As a result of this transaction, we recorded a gain in the amount of the difference between the reacquisition price and the net carrying amount of the 2020 Notes, net of the proportionate amount of unamortized debt issuance costs. The net gain on extinguishment of debt we recorded in the three and nine months ended March 31, 2015 was $342.
Certain key terms related to the convertible features for the 2015 Notes, the 2016 Notes, the 2017 Notes, the 2018 Notes, the 2019 Notes and the 2020 Notes (collectively, the “Convertible Notes”) are listed below.

	2015 Notes	2016 Notes	2017 Notes	2018 Notes	2019 Notes	2020 Notes
Initial conversion rate(1)	88.0902	78.3699	85.8442	82.3451	79.7766	80.6647
Initial conversion price	$11.35	$12.76	$11.65	$12.14	$12.54	$12.40
Conversion rate at March 31, 2015(1)(2)	89.9752	80.2196	86.9426	83.6661	79.8248	80.6647
Conversion price at March 31, 2015(2)(3)	$11.11	$12.47	$11.50	$11.95	$12.53	$12.40
Last conversion price calculation date	12/21/2014	2/18/2015	4/16/2014	8/14/2014	12/21/2014	4/11/2014
Dividend threshold amount (per share)(4)	$0.101125	$0.101150	$0.101500	$0.101600	$0.110025	$0.110525

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at March 31, 2015 was calculated on the last anniversary of the issuance and will be adjusted again on the next anniversary, unless the exercise price shall have changed by more than 1% before the anniversary.

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
In connection with the issuance of the Convertible Notes, we incurred $39,167 of fees which are being amortized over the terms of the notes, of which $22,462 remains to be amortized and is included within deferred financing costs on the Consolidated Statement of Assets and Liabilities as of March 31, 2015.
During the three months ended March 31, 2015 and March 31, 2014, we recorded $18,572 and $13,378, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense. During the nine months ended March 31, 2015 and March 31, 2014, we recorded $55,776 and $40,048, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.
Note 6. Public Notes
On May 1, 2012, we issued $100,000 aggregate principal amount of unsecured notes that mature on November 15, 2022 (the “2022 Notes”). The 2022 Notes bear interest at a rate of 6.95% per year, payable quarterly on February 15, May 15, August 15 and November 15 of each year, beginning August 15, 2012. Total proceeds from the issuance of the 2022 Notes, net of underwriting discounts and offering costs, were $97,000. On April 10, 2015, we provided notice of our intent to redeem 100% of the 2022 Notes outstanding (see Note 18).
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
In connection with the issuance of the Public Notes, we incurred $11,367 of fees which are being amortized over the term of the notes, of which $9,507 remains to be amortized and is included within deferred financing costs on the Consolidated Statement of Assets and Liabilities as of March 31, 2015.
During the three months ended March 31, 2015 and March 31, 2014, we recorded $9,493 and $5,591, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense. During the nine months ended March 31, 2015 and March 31, 2014, we recorded $28,440 and $16,764, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.

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
During the nine months ended March 31, 2015, we issued $74,967 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $73,730. These notes were issued with stated interest rates ranging from 4.25% to 4.75% with a weighted average interest rate of 4.58%. These notes mature between May 15, 2020 and September 15, 2020. All notes issued during the nine months ended March 31, 2015 mature 5.5 years from the original date of issuance.
During the nine months ended March 31, 2014, we issued $407,208 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $400,062. These notes were issued with stated interest rates ranging from 3.75% to 6.75% with a weighted average interest rate of 5.14%. These notes mature between October 15, 2016 and October 15, 2043. The following table summarizes the Prospect Capital InterNotes® issued during the nine months ended March 31, 2014.

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
	$407,208
During the nine months ended March 31, 2015, we redeemed $76,931 aggregate principal amount of our Prospect Capital InterNotes® at par with a weighted average interest rate of 6.06% in order to replace debt with higher interest rates with debt with lower rates. As a result of these transactions, we recorded a loss in the amount of the difference between the reacquisition price and the net carrying amount of the Prospect Capital InterNotes®, net of the proportionate amount of unamortized debt issuance costs. The net loss on extinguishment of debt we recorded in the three and nine months ended March 31, 2015 was $1,220 and $1,556, respectively. During the nine months ended March 31, 2015, we repaid $4,988 aggregate principal amount of our Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus.

The following table summarizes the Prospect Capital InterNotes® outstanding as of March 31, 2015.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$5,710	4.00%	4.00%	October 15, 2016
3.5	3,109	4.00%	4.00%	April 15, 2017
4	45,690	3.75%–4.00%	3.92%	November 15, 2017 – May 15, 2018
5	212,784	4.25%–5.00%	4.91%	July 15, 2018 – August 15, 2019
5.5	78,787	4.25%–5.00%	4.60%	February 15, 2019 – September 15, 2020
6.5	1,800	5.50%	5.50%	February 15, 2020
7	185,497	4.00%–5.85%	5.13%	September 15, 2019 – May 15, 2021
7.5	1,996	5.75%	5.75%	February 15, 2021
10	36,925	3.27%–7.00%	6.11%	March 15, 2022 – May 15, 2024
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	17,400	5.00%–6.00%	5.14%	May 15, 2028 – November 15, 2028
18	22,804	4.125%–6.25%	5.52%	December 15, 2030 – August 15, 2031
20	4,630	5.75%–6.00%	5.90%	November 15, 2032 – October 15, 2033
25	36,579	6.25%–6.50%	6.39%	August 15, 2038 – May 15, 2039
30	122,029	5.50%–6.75%	6.23%	November 15, 2042 – October 15, 2043
	$778,718
During the nine months ended March 31, 2014, we repaid $3,341 aggregate principal amount of our Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. During the year ended June 30, 2014, we repaid $6,869 aggregate principal amount of our Prospect Capital InterNotes® in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. In connection with the issuance of the 5.00% 2019 Notes, $45,000 of previously-issued Prospect Capital InterNotes® were exchanged for the 5.00% 2019 Notes.
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
	$785,670

In connection with the issuance of the Prospect Capital InterNotes®, we incurred $19,936 of fees which are being amortized over the term of the notes, of which $17,966 remains to be amortized and is included within deferred financing costs on the Consolidated Statement of Assets and Liabilities as of March 31, 2015.
During the three months ended March 31, 2015 and March 31, 2014, we recorded $10,603 and $9,535, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense. During the nine months ended March 31, 2015 and March 31, 2014, we recorded $32,352 and $23,279, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.
Note 8. Fair Value and Maturity of Debt Outstanding
The following table shows the maximum draw amounts and outstanding borrowings of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of March 31, 2015 and June 30, 2014.

	March 31, 2015		June 30, 2014
	Maximum Draw Amount	Amount Outstanding	Maximum Draw Amount	Amount Outstanding
Revolving Credit Facility	$885,000	$317,700	$857,500	$92,000
Convertible Notes	1,239,500	1,239,500	1,247,500	1,247,500
Public Notes	648,045	648,045	647,881	647,881
Prospect Capital InterNotes®	778,718	778,718	785,670	785,670
Total	$3,551,263	$2,983,963	$3,538,551	$2,773,051
The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of March 31, 2015.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$317,700	$—	$—	$317,700	$—
Convertible Notes	1,239,500	150,000	497,500	200,000	392,000
Public Notes	648,045	—	—	300,000	348,045
Prospect Capital InterNotes®	778,718	—	45,750	276,962	456,006
Total Contractual Obligations	$2,983,963	$150,000	$543,250	$1,094,662	$1,196,051
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

As permitted by ASC 825-10-25, we have not elected to value our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® at fair value. The following table shows the fair value of these financial liabilities disaggregated into the three levels of the ASC 820 valuation hierarchy as of March 31, 2015.

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Revolving Credit Facility(1)	$—	$317,700	$—	$317,700
Convertible Notes(2)	—	1,246,495	—	1,246,495
Public Notes(2)	—	677,964	—	677,964
Prospect Capital InterNotes®(3)	—	801,135	—	801,135
Total	$—	$3,043,294	$—	$3,043,294

(1)	The carrying value of our Revolving Credit Facility approximates the fair value.

(2)	We use available market quotes to estimate the fair value of the Convertible Notes and Public Notes.

(3)	The fair value of our Prospect Capital InterNotes® is estimated by discounting remaining payments using current Treasury rates.
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

Note 9. Equity Offerings, Offering Expenses, and Distributions
Excluding dividend reinvestments, we issued 14,845,556 and 84,567,900 shares of our common stock during the nine months ended March 31, 2015 and March 31, 2014, respectively. The following table summarizes our issuances of common stock during the nine months ended March 31, 2014 and March 31, 2015.

Issuances of Common Stock	Number of Shares Issued	Gross Proceeds	Underwriting Fees	Offering Expenses	Average Offering Price
During the nine months ended March 31, 2014:
July 5, 2013 – August 21, 2013(1)	9,818,907	$107,725	$902	$169	$10.97
August 2, 2013(2)	1,918,342	21,006	—	—	$10.95
August 29, 2013 – November 4, 2013(1)	24,127,242	272,114	2,703	414	$11.28
November 12, 2013 – February 5, 2014(1)	27,301,889	307,045	3,068	436	$11.25
February 10, 2014 – March 31, 2014(1)	19,095,226	212,155	2,035	168	$11.11
March 31, 2014(2)	2,306,294	24,908	—	—	$10.80

During the nine months ended March 31, 2015:
September 11, 2014 – November 3, 2014(1)	9,490,975	95,149	474	175	$10.03
November 17, 2014 – December 3, 2014(1)	5,354,581	51,678	268	410	$9.65

(1)	Shares were issued in connection with our at-the-market offering program which we enter into from time to time with various counterparties.

(2)
On August 2, 2013 and March 31, 2014, we issued 1,918,342 and 2,306,294 shares of our common stock, respectively, in conjunction with our investments in CP Holdings of Delaware LLC and Harbortouch Holdings of Delaware Inc., controlled portfolio companies.

Our shareholders’ equity accounts as of March 31, 2015 and June 30, 2014 reflect cumulative shares issued as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters and our dividend reinvestment plan. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
On August 24, 2011, our Board of Directors approved a share repurchase plan under which we may repurchase up to $100,000 of our common stock at prices below our net asset value. We have not made any purchases of our common stock during the period from August 24, 2011 to March 31, 2015 pursuant to this plan. Prior to any repurchase, we are required to notify shareholders of our intention to purchase our common stock. This notice lasts for six months after notice is given. Our last notice was delivered with our annual proxy mailing on September 10, 2014.
Our Board of Directors, pursuant to the Maryland General Corporation Law, executed Articles of Amendment to increase the number of shares authorized for issuance from 500,000,000 to 1,000,000,000 in the aggregate. The amendment became effective May 6, 2014.
On November 4, 2014, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $4,873,355 of additional debt and equity securities in the public market as of March 31, 2015.

During the nine months ended March 31, 2015 and March 31, 2014, we distributed approximately $331,863 and $289,875, respectively, to our stockholders. The following table summarizes our distributions declared and payable for the nine months ended March 31, 2014 and March 31, 2015.

Declaration Date	Record Date	Payment Date	Amount Per Share	Amount Distributed (in thousands)
5/6/2013	7/31/2013	8/22/2013	$0.110175	$28,001
5/6/2013	8/30/2013	9/19/2013	0.110200	28,759
6/17/2013	9/30/2013	10/24/2013	0.110225	29,915
6/17/2013	10/31/2013	11/21/2013	0.110250	31,224
6/17/2013	11/29/2013	12/19/2013	0.110275	32,189
6/17/2013	12/31/2013	1/23/2014	0.110300	33,229
8/21/2013	1/31/2014	2/20/2014	0.110325	34,239
8/21/2013	2/28/2014	3/20/2014	0.110350	35,509
8/21/2013	3/31/2014	4/17/2014	0.110375	36,810
Total declared and payable for the nine months ended March 31, 2014				$289,875

2/3/2014	7/31/2014	8/21/2014	$0.110475	$37,863
2/3/2014	8/29/2014	9/18/2014	0.110500	37,885
2/3/2014	9/30/2014	10/22/2014	0.110525	38,519
5/6/2014	10/31/2014	11/20/2014	0.110550	38,977
5/6/2014	11/28/2014	12/18/2014	0.110575	39,583
5/6/2014	12/31/2014	1/22/2015	0.110600	39,623
9/24/2014	1/30/2015	2/19/2015	0.110625	39,648
12/8/2014	2/27/2015	3/19/2015	0.083330	29,878
12/8/2014	3/31/2015	4/23/2015	0.083330	29,887
Total declared and payable for the nine months ended March 31, 2015				$331,863
Dividends and distributions to common stockholders are recorded on the ex-dividend date. As such, the table above includes distributions with record dates during the nine months ended March 31, 2015 and March 31, 2014. It does not include distributions previously declared to stockholders of record on any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be payable subsequent to March 31, 2015:

•	$0.08333 per share for April 2015 to holders of record on April 30, 2015 with a payment date of May 21, 2015.
During the nine months ended March 31, 2015 and March 31, 2014, we issued 1,189,248 and 1,094,996 shares of our common stock, respectively, in connection with the dividend reinvestment plan.
As of March 31, 2015, we have reserved 102,790,062 shares of our common stock for issuance upon conversion of the Convertible Notes (see Note 5).
Note 10. Other Income
Other income consists of structuring fees, overriding royalty interests, revenue receipts related to net profit interests, deal deposits, administrative agent fees, and other miscellaneous and sundry cash receipts. The following table shows income from such sources for the three and nine months ended March 31, 2015 and March 31, 2014.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Structuring and amendment fees (refer to Note 3)	$3,380	$24,522	$24,988	$54,321
Recovery of legal costs from prior periods from legal settlement	—	—	—	5,000
Royalty interests	1,390	1,704	3,218	4,316
Administrative agent fees	216	135	494	343
Total Other Income	$4,986	$26,361	$28,700	$63,980

Note 11. Net Increase in Net Assets per Share
The following information sets forth the computation of net increase in net assets resulting from operations per share for the three and nine months ended March 31, 2015 and March 31, 2014.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net increase in net assets resulting from operations	$81,492	$82,101	$251,570	$247,363
Weighted average common shares outstanding	358,449,304	316,388,733	351,922,217	286,949,781
Net increase in net assets resulting from operations per share	$0.23	$0.26	$0.71	$0.86
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
For the tax year ending August 31, 2015, the tax character of dividends paid to shareholders through March 31, 2015 is expected to be ordinary income. Because of the difference between our fiscal and tax year ends, the final determination of the tax character of dividends will not be made until we file our tax return for the tax year ending August 31, 2015.
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

	Tax Year Ended August 31,
	2014	2013	2012
Net increase in net assets resulting from operations	$317,671	$238,721	$208,331
Net realized loss (gain) on investments	28,244	24,632	(38,363)
Net unrealized depreciation on investments	24,638	77,835	32,367
Other temporary book-to-tax differences	(9,122)	(6,994)	(1,132)
Permanent differences	(4,317)	5,939	(6,103)
Taxable income before deductions for distributions	$357,114	$340,133	$195,100
Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. The Regulated Investment Company Modernization Act (the “RIC Modernization Act”) was enacted on December 22, 2010. Under the RIC Modernization Act, capital losses incurred by taxpayers in taxable years beginning after the date of enactment will be allowed to be carried forward indefinitely and are allowed to retain their character as either short-term or long-term losses. As such, the capital loss carryforwards generated by us after the August 31, 2011 tax year will not be subject to expiration. Any losses incurred in post-enactment tax years will be required to be utilized prior to the losses incurred in pre-enactment tax years. As of August 31, 2014, we had capital loss carryforwards of approximately $117,393 available for use in later tax years. Of the amount available as of August 31, 2014, $623, $33,096 and $46,910 will expire on August 31, 2016, 2017 and 2018, respectively, and $36,764 is not subject to expiration. The unused balance each year will be carried forward and utilized as gains are realized, subject to limitations. While our ability to utilize losses in the future depends upon a variety of factors that cannot be known in advance, substantially all of the Company’s capital loss carryforwards may become permanently unavailable due to limitations by the Code.

Under current tax law, capital losses and specific ordinary losses realized after October 31st and December 31st, respectively, may be deferred and treated as occurring on the first business day of the following tax year. As of August 31, 2014, we had deferred $22,601 of long-term capital losses which will be treated as arising on the first day of the tax year ending August 31, 2015.
For the tax year ended August 31, 2014, we had distributions in excess of taxable income. After the excess distributions, we still had cumulative taxable income in excess of cumulative distributions, and therefore, we elected to carry forward the excess for distribution to shareholders in the tax year ending August 31, 2015. The amount carried forward to 2015 was approximately $49,471. For the tax year ended August 31, 2013, we had taxable income in excess of the distributions made from such taxable income during the year, and therefore, we elected to carry forward the excess for distribution to shareholders in the tax year ended August 31, 2014. The amount carried forward to 2014 was approximately $105,408. For the tax year ended August 31, 2012, we had taxable income in excess of the distributions made from such taxable income during the year, and therefore, we elected to carry forward the excess for distribution to shareholders in the tax year ended August 31, 2013. The amount carried forward to 2013 was approximately $47,896.
As of March 31, 2015, the cost basis of investments for tax purposes was $6,630,526 resulting in estimated gross unrealized appreciation and depreciation of $212,369 and $240,124, respectively. As of June 30, 2014, the cost basis of investments for tax purposes was $6,424,182 resulting in estimated gross unrealized appreciation and depreciation of $139,620 and $310,063, respectively. Due to the difference between our fiscal and tax year ends, the cost basis of our investments for tax purposes as of March 31, 2015 and June 30, 2014 was calculated based on the book cost of investments as of March 31, 2015 and June 30, 2014, respectively, with cumulative book-to-tax adjustments for investments through each investment’s most current tax year end.
In general, we may make certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes, among other items. During the tax year ended August 31, 2014, we increased accumulated overdistributed net investment income by $4,316, decreased accumulated net realized loss on investments by $3,384 and increased capital in excess of par value by $932. During the tax year ended August 31, 2013, we increased accumulated undistributed net investment income by $5,939, increased accumulated net realized loss on investments by $2,621 and decreased capital in excess of par value by $3,318. Due to the difference between our fiscal and tax year ends, the reclassifications for the taxable year ended August 31, 2014 are recorded in the fiscal year ending June 30, 2015 and the reclassifications for the taxable year ended August 31, 2013 were recorded in the fiscal year ended June 30, 2014.
Note 13. Related Party Agreements and Transactions
Investment Advisory Agreement
On December 23, 2014, the Investment Adviser, Prospect Capital Management LLC, converted into a Delaware limited partnership and is now known as Prospect Capital Management L.P. (continues as the “Investment Adviser”). We have entered into an investment advisory and management agreement with the Investment Adviser (the “Investment Advisory Agreement”) under which the Investment Adviser, subject to the overall supervision of our Board of Directors, manages the day-to-day operations of, and provides investment advisory services to, us. Under the terms of the Investment Advisory Agreement, the Investment Adviser: (i) determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes, (ii) identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); and (iii) closes and monitors investments we make.
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
The total base management fee incurred to the favor of the Investment Adviser was $33,679 and $28,709 for the three months ended March 31, 2015 and March 31, 2014, respectively. The fees incurred for the nine months ended March 31, 2015 and March 31, 2014 were $100,878 and $76,829, respectively.

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
The total income incentive fee incurred was $21,860 and $24,631 for the three months ended March 31, 2015 and March 31, 2014, respectively. The fees incurred for the nine months ended March 31, 2015 and March 31, 2014 were $68,307 and $68,269, respectively. No capital gains incentive fee was incurred for the three or nine months ended March 31, 2015 and March 31, 2014.

Administration Agreement
We have also entered into an Administration Agreement with Prospect Administration LLC (“Prospect Administration”) under which Prospect Administration, among other things, provides (or arranges for the provision of) administrative services and facilities for us. For providing these services, we reimburse Prospect Administration for our allocable portion of overhead incurred by Prospect Administration in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of our Chief Financial Officer and Chief Compliance Officer and his staff. For the three months ended March 31, 2015 and March 31, 2014, the reimbursement was approximately $2,984 and $3,986, respectively. For the nine months ended March 31, 2015 and March 31, 2014, the reimbursement was approximately $8,414 and $11,958, respectively. Under this agreement, Prospect Administration furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Prospect Administration also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Prospect Administration assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, Prospect Administration also provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance (see “Managerial Assistance” below). The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Prospect Administration is a subsidiary of the Investment Adviser.
During the three and nine months ended March 31, 2015, Prospect Administration received payments of $3,037 and $6,358, respectively, directly from our portfolio companies for legal, tax and portfolio level accounting services. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by these amounts.
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
Managerial Assistance
As a BDC, we are obligated under the 1940 Act to make available to certain of our portfolio companies significant managerial assistance. “Making available significant managerial assistance” refers to any arrangement whereby we provide significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company. We are also deemed to be providing managerial assistance to all portfolio companies that we control, either by ourselves or in conjunction with others. The nature and extent of significant managerial assistance provided by us to controlled and non-controlled portfolio companies will vary according to the particular needs of each portfolio company. Examples of such activities include advice on (i) recruiting, hiring, management and termination of employees, officers and directors, succession planning and other human resource matters; (ii) capital raising, capital budgeting, and capital expenditures; (iii) advertising, marketing, and sales; (iv) fulfillment, operations, and execution; (v) managing relationships with unions and other personnel organizations, financing sources, vendors, customers, lessors, lessees, lawyers, accountants, regulators and other important counterparties; (vi) evaluating acquisition and divestiture opportunities, plant expansions and closings, and market expansions; (vii) participating in audit committee, nominating committee, board and management meetings; (viii) consulting with and advising board members and officers of portfolio companies (on overall strategy and other matters); and (ix) providing other organizational, operational, managerial and financial guidance.
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

During the three months ended March 31, 2015 and March 31, 2014, we received payments of $1,230 and $1,695, respectively, from our controlled portfolio companies for managerial assistance and subsequently remitted these amounts to Prospect Administration. During the nine months ended March 31, 2015 and March 31, 2014, we received payments of $3,795 and $4,852, respectively, from our controlled portfolio companies for managerial assistance and subsequently remitted these amounts to Prospect Administration. During the three and nine months ended March 31, 2015, we incurred $600 and $1,800, respectively, of managerial assistance expense related to our consolidated entity First Tower Delaware. This amount is included within other general and administrative expenses on our Consolidated Statements of Operations and is included within due to Prospect Administration on our Consolidated Statement of Assets and Liabilities as of March 31, 2015.
Co-Investments
On February 10, 2014, we received an exemptive order from the SEC (the “Order”) that gave us the ability to negotiate terms other than price and quantity of co-investment transactions with other funds managed by the Investment Adviser or certain affiliates, including Priority Income Fund, Inc. and Pathway Energy Infrastructure Fund, Inc., subject to the conditions included therein. Under the terms of the relief permitting us to co-invest with other funds managed by our Investment Adviser or its affiliates, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. In certain situations where co-investment with one or more funds managed by the Investment Adviser or its affiliates is not covered by the Order, such as when there is an opportunity to invest in different securities of the same issuer, the personnel of the Investment Adviser or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. Moreover, except in certain circumstances, when relying on the Order, we will be unable to invest in any issuer in which one or more funds managed by the Investment Adviser or its affiliates has previously invested.
As of March 31, 2015, we had co-investments with Priority Income Fund, Inc. in the following CLO funds: Babson CLO Ltd. 2014-III; Cent CLO 21 Limited; CIFC Funding 2014-IV Investor, Ltd.; Galaxy XVII CLO, Ltd.; Halcyon Loan Advisors Funding 2014-2 Ltd.; Symphony CLO XIV Ltd.; Voya CLO 2014-1, Ltd.; and Washington Mill CLO Ltd.
Note 14. Transactions with Controlled Companies
The descriptions below detail the transactions which Prospect Capital Corporation (“Prospect”) has entered into with each of our controlled companies. Certain of the controlled entities discussed below were consolidated effective July 1, 2014 (see Note 1). As such, transactions with these Consolidated Holding Companies for the three and nine months ended March 31, 2015 are presented on a consolidated basis.
Airmall Inc.
As of June 30, 2014, Prospect owned 100% of the equity of AMU Holdings Inc. (“AMU”), a Consolidated Holding Company. AMU owned 98% of Airmall Inc. (f/k/a Airmall USA Holdings, Inc.) (“Airmall”). Airmall is a developer and manager of airport retail operations.
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
In addition to the repayments noted above, the following amounts were paid from Airmall to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended March 31, 2014	$147
Three Months Ended March 31, 2015	—
Nine Months Ended March 31, 2014	446
Nine Months Ended March 31, 2015	47,580
The following dividends were declared and paid from Airmall to AMU and recognized as dividend income by AMU:

Three Months Ended March 31, 2014	$—
Three Months Ended March 31, 2015	N/A
Nine Months Ended March 31, 2014	7,000
Nine Months Ended March 31, 2015	N/A
The following dividends were declared and paid from AMU to Prospect and recognized as dividend income by Prospect:

Three Months Ended March 31, 2014	$—
Three Months Ended March 31, 2015	N/A
Nine Months Ended March 31, 2014	12,000
Nine Months Ended March 31, 2015	N/A
All dividends were paid from earnings and profits of Airmall and AMU.
The following interest payments were accrued and paid from AMU to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2014	$885
Three Months Ended March 31, 2015	N/A
Nine Months Ended March 31, 2014	2,249
Nine Months Ended March 31, 2015	N/A
Included above, the following payment-in-kind interest from AMU was capitalized and recognized by Prospect as interest income:

Three Months Ended March 31, 2014	$295
Three Months Ended March 31, 2015	N/A
Nine Months Ended March 31, 2014	295
Nine Months Ended March 31, 2015	N/A

The following interest payments were accrued and paid from Airmall to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2014	$825
Three Months Ended March 31, 2015	—
Nine Months Ended March 31, 2014	2,572
Nine Months Ended March 31, 2015	576
The following interest income recognized had not yet been paid by Airmall to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$920
March 31, 2015	—
The following managerial assistance payments were paid from AMU to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2014	$75
Three Months Ended March 31, 2015	N/A
Nine Months Ended March 31, 2014	300
Nine Months Ended March 31, 2015	N/A
The following managerial assistance payments were paid from Airmall to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2014	$—
Three Months Ended March 31, 2015	—
Nine Months Ended March 31, 2014	—
Nine Months Ended March 31, 2015	75
The following managerial assistance recognized had not yet been paid by Airmall to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2014	$75
March 31, 2015	—
The following payments were paid from Airmall to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Airmall (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended March 31, 2014	$—
Three Months Ended March 31, 2015	—
Nine Months Ended March 31, 2014	—
Nine Months Ended March 31, 2015	730
The following amounts were due from Airmall to Prospect for reimbursement of expenses paid by Prospect on behalf of Airmall and were included by Prospect within other receivables:

June 30, 2014	$11
March 31, 2015	—

American Property REIT Corp.
Prospect owns 100% of the equity of APH Property Holdings, LLC (“APH”), a Consolidated Holding Company. APH owns 100% of the common equity of American Property REIT Corp. (f/k/a American Property Holdings Corp.) (“APRC”). APRC is a Maryland corporation and a qualified REIT for federal income tax purposes. In order to qualify as a REIT, APRC issued 125 shares of Series A Cumulative Non-Voting Preferred Stock to 125 accredited investors. The preferred stockholders are entitled to receive cumulative dividends semi-annually at an annual rate of 12.5% and do not have the ability to participate in the management or operation of APRC.
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
Between October 29, 2013 and December 4, 2013, Prospect made an $11,000 investment in APH, of which $9,350 was a Senior Term Loan and $1,650 was used to purchase additional membership interests of APH. The proceeds were utilized by certain of APH’s wholly-owned subsidiaries to purchase online consumer loans from a third party. The investment was subsequently contributed to NPRC.
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
On January 17, 2014, Prospect made a $6,565 investment in APH, of which $5,500 was a Senior Term Loan and $1,065 was used to purchase additional membership interests of APH. The proceeds were utilized by APH to purchase additional APRC common equity for $6,565. The proceeds were utilized by APRC to purchase a 99.3% ownership interest in APH Gulf Coast Holdings, LLC for $6,336 and to pay $54 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), with $175 retained by APRC for other expenses. The JV was purchased for $15,430 which included debt financing and minority interest of $10,167 and $48, respectively. The remaining proceeds were used to pay $143 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), $627 of third party expenses, $4 of legal services provided by attorneys at Prospect Administration, and $312 of prepaid assets, with $35 retained by the JV for working capital.
Effective April 1, 2014, Prospect made a new $167,162 senior term loan to APRC. APRC then distributed this amount to APH as a return of capital which was used to pay down the Senior Term Loan from APH by the same amount.
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
On November 26, 2014, APRC transferred its investment in one property to NPRC. As a result, Prospect’s investment in APRC related to this property also transferred to NPRC. The investment transferred consisted of $10,237 of equity and $65,586 of debt. There was no gain or loss realized on the transaction.
During the nine months ended March 31, 2015, Prospect received $8 as a return of capital on the equity investment in APRC.
The following dividends were declared and paid from APRC to APH (partially via a wholly-owned subsidiary of APH) and recognized as dividend income by APH:

Three Months Ended March 31, 2014	$6,020
Three Months Ended March 31, 2015	N/A
Nine Months Ended March 31, 2014	8,810
Nine Months Ended March 31, 2015	N/A
All dividends were paid from earnings and profits of APRC.
The following interest payments were accrued and paid from APH to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2014	$4,746
Three Months Ended March 31, 2015	N/A
Nine Months Ended March 31, 2014	13,928
Nine Months Ended March 31, 2015	N/A
Included above, the following payment-in-kind interest from APH was capitalized and recognized by Prospect as interest income:

Three Months Ended March 31, 2014	$—
Three Months Ended March 31, 2015	N/A
Nine Months Ended March 31, 2014	4,084
Nine Months Ended March 31, 2015	N/A

The following interest payments were accrued and paid from APRC to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2014	$—
Three Months Ended March 31, 2015	3,047
Nine Months Ended March 31, 2014	—
Nine Months Ended March 31, 2015	12,205
Included above, the following payment-in-kind interest from APRC was capitalized and recognized by Prospect as interest income:

Three Months Ended March 31, 2014	$—
Three Months Ended March 31, 2015	728
Nine Months Ended March 31, 2014	—
Nine Months Ended March 31, 2015	4,529
The following interest income recognized had not yet been paid by APRC to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$54
March 31, 2015	34
The following royalty payments were paid from APH to Prospect and recognized by Prospect as other income:

Three Months Ended March 31, 2014	$385
Three Months Ended March 31, 2015	N/A
Nine Months Ended March 31, 2014	999
Nine Months Ended March 31, 2015	N/A
The following royalty payments were paid from APRC to Prospect and recognized by Prospect as other income:

Three Months Ended March 31, 2014	$—
Three Months Ended March 31, 2015	265
Nine Months Ended March 31, 2014	—
Nine Months Ended March 31, 2015	1,078
The following managerial assistance payments were paid from APRC to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2014	$148
Three Months Ended March 31, 2015	148
Nine Months Ended March 31, 2014	489
Nine Months Ended March 31, 2015	443
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2014	$148
March 31, 2015	148

The following payments were paid from APRC to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to APRC (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended March 31, 2014	$744
Three Months Ended March 31, 2015	83
Nine Months Ended March 31, 2014	1,774
Nine Months Ended March 31, 2015	189
The following amounts were due from APRC to Prospect for reimbursement of expenses paid by Prospect on behalf of APRC and were included by Prospect within other receivables:

June 30, 2014	$202
March 31, 2015	115
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
The following interest payments were accrued and paid from Arctic Energy to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2014	$—
Three Months Ended March 31, 2015	1,657
Nine Months Ended March 31, 2014	—
Nine Months Ended March 31, 2015	5,045
The following interest income recognized had not yet been paid by Arctic Energy to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$18
March 31, 2015	18
The following managerial assistance payments were paid from Arctic Energy to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2014	$—
Three Months Ended March 31, 2015	25
Nine Months Ended March 31, 2014	—
Nine Months Ended March 31, 2015	75

The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2014	$15
March 31, 2015	25
The following amounts were due from Arctic Energy to Prospect for reimbursement of expenses paid by Prospect on behalf of Arctic Energy and were included by Prospect within other receivables:

June 30, 2014	$6
March 31, 2015	—
The following amounts were due to Arctic Energy from Prospect for reimbursement of expenses paid by Arctic Energy on behalf of Prospect and were included by Prospect within other liabilities:

June 30, 2014	$—
March 31, 2015	2
ARRM Services, Inc.
As of June 30, 2014, Prospect owned 79.53% of the fully-diluted common, 85.76% of the Series A Preferred and 100% of the Series B Preferred equity of ARRM Services, Inc. (f/k/a ARRM Holdings, Inc.) (“ARRM”). ARRM owned 100% of the equity of Ajax Rolled Ring & Machine, LLC (f/k/a Ajax Rolled Ring & Machine, Inc.) (“Ajax”). Ajax forges large seamless steel rings on two forging mills in the company’s York, South Carolina facility. The rings are used in a range of industrial applications, including in construction equipment and power turbines. Ajax also provides machining and other ancillary services.
As of July 1, 2011, the cost basis of Prospect’s total debt and equity investment in Ajax was $41,699, including capitalized payment-in-kind interest of $3,535. Prospect’s investment in Ajax consisted of the following: $20,607 of senior secured term debt (“Tranche A Term Loan”); $15,035 of subordinated secured term debt (“Tranche B Term Loan”); and $6,057 of common equity. In October 2011, ARRM assumed Ajax’s Tranche B Term Loan and the equity of Ajax was exchanged for equity in ARRM. Ajax was converted into a limited liability company shortly thereafter. On December 28, 2012, Prospect provided an additional $3,600 of unsecured debt to ARRM (“Promissory Demand Note”).
On April 1, 2013, Prospect refinanced its investment in Ajax and ARRM, increasing the total size of the debt investment to $38,537. The $19,837 Tranche A Term Loan was replaced with a new senior secured term loan to Ajax in the same amount. The $15,035 Tranche B Term Loan and $3,600 Promissory Demand Note were replaced with a new subordinated unsecured term loan to ARRM in the amount of $18,700. Prospect received $49 and $47 of structuring fees from Ajax and ARRM, respectively, which were recognized as other income.
On June 28, 2013, Prospect provided an additional $1,000 in the ARRM subordinated unsecured term loan to fund equity into Ajax. The proceeds were used by Ajax to repay senior debt to a third party. On October 11, 2013, Prospect provided $25,000 in preferred equity for the recapitalization of ARRM. After the financing, Prospect received repayment of the $20,009 subordinated unsecured term loan previously outstanding from ARRM. In March 2014, Prospect received $98 of structuring fees from Ajax related to the amendment of the loan agreement in September 2013.
On October 10, 2014, ARRM sold Ajax to a third party and repaid the $19,337 loan receivable to Prospect and Prospect recorded a realized loss of $23,560 related to the sale. Concurrent with the sale, Prospect’s ownership increased to 100% of the outstanding equity of ARRM Services, Inc. which was renamed SB Forging Company, Inc. (“SB Forging”). As such, Prospect began consolidating SB Forging on October 11, 2014. In addition, there is $3,000 being held in escrow which will be recognized as additional gain if and when received. Prospect received $2,000 of structuring fees from Ajax related to the sale of the operating company which was recognized as other income during the nine months ended March 31, 2015.
In addition to the repayments noted above, the following amounts were paid from Ajax to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended March 31, 2014	$100
Three Months Ended March 31, 2015	—
Nine Months Ended March 31, 2014	300
Nine Months Ended March 31, 2015	19,337

The following interest payments, including prepayment penalty fees, were accrued and paid from ARRM to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2014	$—
Three Months Ended March 31, 2015	—
Nine Months Ended March 31, 2014	1,029
Nine Months Ended March 31, 2015	—
Included above, the following payment-in-kind interest from ARRM was capitalized and recognized by Prospect as interest income:

Three Months Ended March 31, 2014	$—
Three Months Ended March 31, 2015	—
Nine Months Ended March 31, 2014	309
Nine Months Ended March 31, 2015	—
The following interest payments were accrued and paid from Ajax to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2014	$513
Three Months Ended March 31, 2015	—
Nine Months Ended March 31, 2014	1,566
Nine Months Ended March 31, 2015	956
The following interest income recognized had not yet been paid by Ajax to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$6
March 31, 2015	—
As of June 30, 2014, due to the pending sale transaction, Prospect reversed $3,844 of previously recognized payment-in-kind interest which we do not expect to receive.
The following managerial assistance payments were paid from Ajax to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2014	$45
Three Months Ended March 31, 2015	—
Nine Months Ended March 31, 2014	135
Nine Months Ended March 31, 2015	45
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2014	$45
March 31, 2015	—
The following payments were paid from ARRM to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to ARRM (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended March 31, 2014	$—
Three Months Ended March 31, 2015	—
Nine Months Ended March 31, 2014	17
Nine Months Ended March 31, 2015	1,391

The following amounts were due from Ajax to Prospect for reimbursement of expenses paid by Prospect on behalf of Ajax and were included by Prospect within other receivables:

June 30, 2014	$2
March 31, 2015	—
Borga, Inc.
As of June 30, 2014, Prospect owned 100% of the equity of STI Holding, Inc. (“STI”), a Consolidated Holding Company. STI owned 100% of the equity of Borga, Inc. (“Borga”). Borga manufactures pre-engineered metal buildings and components for the agricultural and light industrial markets.
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
On January 24, 2014, Prospect contributed its holdings in Borga to STI. STI also held $3,371 of proceeds from the sale of a minority equity interest in Smart Tuition Holdings, LLC (“SMART”). Prospect initially acquired membership interests in SMART indirectly as part of the Patriot acquisition on December 2, 2009 recording a zero cost basis for the equity investment. The $3,371 was distributed to Prospect on May 29, 2014, of which $3,246 was paid from earnings and profits of STI and was recognized as dividend income by Prospect. The remaining $125 was recognized as return of capital by Prospect.
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
BXC Company, Inc.
As of June 30, 2014, Prospect owned 86.7% of Series A Preferred Stock, 96.8% of Series B Preferred Stock, and 83.1% of fully diluted common stock of BXC Company, Inc. (f/k/a BXC Holding Company) (“BXC”). BXC owned 100% of the common stock of Boxercraft Incorporated (“Boxercraft”).
As of July 1, 2012, the cost basis of Prospect’s total debt and equity investment in Boxercraft was $15,123, including capitalized payment-in-kind interest of $1,466. On December 31, 2013, Boxercraft repaid $100 of the senior secured term loan. On April 18, 2014, Prospect made a new $300 senior secured term loan to Boxercraft. During the period from July 1, 2012 through June 30, 2014, Prospect capitalized a total of $804 of paid-in-kind interest and accreted a total of $1,321 of the original purchase discount, increasing the total debt investment to $17,448 as of June 30, 2014.
Effective March 28, 2014, Prospect acquired voting control of BXC pursuant to a voting agreement and irrevocable proxy. Effective May 8, 2014, Prospect acquired control of BXC by transferring shares held by the other equity holders of BXC to Prospect pursuant to an assignment agreement entered into with such other equity holders.
On July 2, 2014, Prospect made a new $250 senior secured term loan to provide liquidity to Boxercraft.
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
During the nine months ended March 31, 2015, Prospect accrued $5 of administrative agent fees from Boxercraft (which were recognized by Prospect as other income). On August 25, 2014, Prospect sold Boxercraft, a wholly-owned subsidiary of BXC, for net proceeds of $750 and realized a net loss of $16,949 on the sale.

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
During the year ended June 30, 2014, certain members of CCPI management exercised options to purchase common stock, decreasing our ownership to 94.77%. On June 13, 2014, Prospect made a new $8,218 senior secured note to CCPI. CCPI then distributed this amount to CCPI Holdings as a return of capital which was used to pay down the $8,216 senior secured note from CCPI Holdings to Prospect. The remaining $2 was distributed to Prospect as a return of capital of Prospect’s equity investment in CCPI Holdings.
On July 1, 2014, Prospect began consolidating CCPI Holdings. As a result, any transactions between CCPI Holdings and Prospect are eliminated in consolidation and as such, transactions after July 1, 2014 are not presented below.
In addition to the repayments noted above, the following amounts were paid from CCPI to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended March 31, 2014	$113
Three Months Ended March 31, 2015	113
Nine Months Ended March 31, 2014	338
Nine Months Ended March 31, 2015	338
The following dividends were declared and paid from CCPI to CCPI Holdings and recognized as dividend income by CCPI Holdings:

Three Months Ended March 31, 2014	$—
Three Months Ended March 31, 2015	N/A
Nine Months Ended March 31, 2014	990
Nine Months Ended March 31, 2015	N/A
The following dividends were declared and paid from CCPI Holdings to Prospect and recognized as dividend income by Prospect:

Three Months Ended March 31, 2014	$500
Three Months Ended March 31, 2015	N/A
Nine Months Ended March 31, 2014	500
Nine Months Ended March 31, 2015	N/A
All dividends were paid from earnings and profits of CCPI and CCPI Holdings.

The following interest payments were accrued and paid from CCPI Holdings to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2014	$383
Three Months Ended March 31, 2015	N/A
Nine Months Ended March 31, 2014	1,147
Nine Months Ended March 31, 2015	N/A
Included above, the following payment-in-kind interest from CCPI Holdings was capitalized and recognized by Prospect as interest income:

Three Months Ended March 31, 2014	$142
Three Months Ended March 31, 2015	N/A
Nine Months Ended March 31, 2014	557
Nine Months Ended March 31, 2015	N/A
The following interest payments were accrued and paid from CCPI to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2014	$436
Three Months Ended March 31, 2015	841
Nine Months Ended March 31, 2014	1,332
Nine Months Ended March 31, 2015	2,495
Included above, the following payment-in-kind interest from CCPI was capitalized and recognized by Prospect as interest income:

Three Months Ended March 31, 2014	$—
Three Months Ended March 31, 2015	152
Nine Months Ended March 31, 2014	—
Nine Months Ended March 31, 2015	446
The following interest income recognized had not yet been paid by CCPI to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$9
March 31, 2015	—
The following royalty payments were paid from CCPI Holdings to Prospect and recognized by Prospect as other income:

Three Months Ended March 31, 2014	$—
Three Months Ended March 31, 2015	N/A
Nine Months Ended March 31, 2014	71
Nine Months Ended March 31, 2015	N/A
The following managerial assistance payments were paid from CCPI to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2014	$60
Three Months Ended March 31, 2015	60
Nine Months Ended March 31, 2014	180
Nine Months Ended March 31, 2015	180

The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2014	$60
March 31, 2015	60
The following payments were paid from CCPI to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to CCPI (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended March 31, 2014	$177
Three Months Ended March 31, 2015	—
Nine Months Ended March 31, 2014	243
Nine Months Ended March 31, 2015	—
The following amounts were due from CCPI to Prospect for reimbursement of expenses paid by Prospect on behalf of CCPI and were included by Prospect within other receivables:

June 30, 2014	$10
March 31, 2015	1
CP Energy Services Inc.
Prospect owns 100% of the equity of CP Holdings of Delaware LLC (“CP Holdings”), a Consolidated Holding Company. CP Holdings owns 82.3% of the equity of CP Energy Services Inc. (“CP Energy”), and the remaining 17.7% of the equity is owned by CP Energy management. As of June 30, 2014, CP Energy owned directly or indirectly 100% of each of CP Well Testing Services, LLC (f/k/a CP Well Testing Holding Company LLC) (“CP Well Testing”); CP Well Testing, LLC (“CP Well”); Fluid Management Services, Inc. (f/k/a Fluid Management Holdings, Inc.) (“Fluid Management”); Fluid Management Services LLC (f/k/a Fluid Management Holdings LLC); Wright Transport, Inc. (f/k/a Wright Holdings, Inc.); Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; Artexoma Logistics, LLC; and Wright Trucking, Inc. Effective December 31, 2014, CP Energy underwent a corporate reorganization in order to consolidate certain of its wholly-owned subsidiaries. As of March 31, 2015, CP Energy owned directly or indirectly 100% of each of CP Well; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. CP Energy provides oilfield flowback services and fluid hauling and disposal services through its subsidiaries.
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
On August 2, 2013, Prospect made a senior secured debt investment of $58,773 in CP Energy. CP Energy also received $2,505 management co-investment in exchange for 17.1% of CP Energy common stock. Total proceeds received by CP Energy of $73,413 (including the $12,135 of equity financing from CP Holdings mentioned above) were used to purchase 100% of the equity interests in CP Well Testing and Fluid Management for $33,600 and $34,576, respectively. The remaining proceeds were used by CP Energy to pay $1,414 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income) and pay $823 of third-party expenses, with $3,000 retained by CP Energy for working capital.
On August 2, 2013, Prospect made an additional senior secured debt investment of $22,500 in CP Well Testing. Total proceeds received by CP Well Testing of $56,100 (including the $33,600 of equity financing from CP Energy mentioned above) were used to purchase 100% of the equity interests in CP Well for $55,650 and pay $450 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income). After the financing, Prospect received repayment of the $18,991 loan previously outstanding from CP Well.

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
On April 1, 2014, Prospect made new loans to CP Well (with Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. as co-borrowers), two first lien loans in the amount of $11,035 and $72,238, and a second lien loan in the amount of $15,000. The proceeds of these loans were used to repay CP Energy’s senior secured term loan and CP Well Testing’s senior secured term loan previously outstanding from Prospect.
On July 1, 2014, Prospect began consolidating CP Holdings. As a result, any transactions between CP Holdings and Prospect are eliminated in consolidation and as such, transactions after July 1, 2014 are not presented below.
During the three months ended March 31, 2015, certain members of CP Energy management receiving stock options to purchase common stock, decreasing our ownership to 82.3%.
The following interest payments were accrued and paid from CP Energy to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2014	$3,409
Three Months Ended March 31, 2015	—
Nine Months Ended March 31, 2014	8,121
Nine Months Ended March 31, 2015	—
The following interest payments were accrued and paid from CP Well Testing to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2014	$619
Three Months Ended March 31, 2015	—
Nine Months Ended March 31, 2014	1,664
Nine Months Ended March 31, 2015	—
The following interest payments were accrued and paid from CP Well to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2014	$—
Three Months Ended March 31, 2015	4,037
Nine Months Ended March 31, 2014	—
Nine Months Ended March 31, 2015	12,273
Included above, the following payment-in-kind interest from CP Well was capitalized and recognized by Prospect as interest income:

Three Months Ended March 31, 2014	$—
Three Months Ended March 31, 2015	1,075
Nine Months Ended March 31, 2014	—
Nine Months Ended March 31, 2015	1,075
The following interest income recognized had not yet been paid by CP Well to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$45
March 31, 2015	45

The following managerial assistance payments were paid from CP Energy to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2014	$75
Three Months Ended March 31, 2015	75
Nine Months Ended March 31, 2014	200
Nine Months Ended March 31, 2015	225
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2014	$75
March 31, 2015	75
The following payments were paid from CP Energy to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to CP Energy (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable to Prospect Administration):

Three Months Ended March 31, 2014	$—
Three Months Ended March 31, 2015	60
Nine Months Ended March 31, 2014	609
Nine Months Ended March 31, 2015	60
The following amounts were due from CP Energy to Prospect for reimbursement of expenses paid by Prospect on behalf of CP Energy and were included by Prospect within other receivables:

June 30, 2014	$4
March 31, 2015	1
Credit Central Loan Company, LLC
Prospect owns 100% of the equity of Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”), a Consolidated Holding Company. Credit Central Delaware owns 74.77% of the equity of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC) (“Credit Central”), with entities owned by Credit Central management owning the remaining 25.23% of the equity. Credit Central owns 100% of each of Credit Central, LLC; Credit Central South, LLC; Credit Central of Texas, LLC; and Credit Central of Tennessee, LLC. Credit Central is a branch-based provider of installment loans.
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
During the nine months ended March 31, 2015, Credit Central repurchased shares of Credit Central stock from a former Credit Central employee, decreasing the number of shares outstanding and increasing Prospect’s ownership to 74.77%.

In addition to the repayments noted above, the following amounts were paid from Credit Central to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended March 31, 2014	$—
Three Months Ended March 31, 2015	300
Nine Months Ended March 31, 2014	—
Nine Months Ended March 31, 2015	300
During the three months ended March 31, 2015, Prospect reclassified $159 of return of capital received from Credit Central Delaware in prior periods as dividend income.
The following dividends were declared and paid from Credit Central to Credit Central Delaware and recognized as dividend income by Credit Central Delaware:

Three Months Ended March 31, 2014	$2,943
Three Months Ended March 31, 2015	N/A
Nine Months Ended March 31, 2014	7,596
Nine Months Ended March 31, 2015	N/A
The following dividends were declared and paid from Credit Central Delaware to Prospect and recognized as dividend income by Prospect:

Three Months Ended March 31, 2014	$2,000
Three Months Ended March 31, 2015	N/A
Nine Months Ended March 31, 2014	5,000
Nine Months Ended March 31, 2015	N/A
All dividends were paid from earnings and profits of Credit Central and Credit Central Delaware.
The following interest payments were accrued and paid from Credit Central Delaware to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2014	$1,905
Three Months Ended March 31, 2015	N/A
Nine Months Ended March 31, 2014	5,819
Nine Months Ended March 31, 2015	N/A
The following interest payments were accrued and paid from Credit Central to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2014	$—
Three Months Ended March 31, 2015	1,824
Nine Months Ended March 31, 2014	—
Nine Months Ended March 31, 2015	5,538
Included above, the following payment-in-kind interest from Credit Central was capitalized and recognized by Prospect as interest income:

Three Months Ended March 31, 2014	$—
Three Months Ended March 31, 2015	300
Nine Months Ended March 31, 2014	—
Nine Months Ended March 31, 2015	300

The following interest income recognized had not yet been paid by Credit Central to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$20
March 31, 2015	20
The following royalty payments were paid from Credit Central Delaware to Prospect and recognized by Prospect as other income:

Three Months Ended March 31, 2014	$147
Three Months Ended March 31, 2015	N/A
Nine Months Ended March 31, 2014	380
Nine Months Ended March 31, 2015	N/A
The following royalty payments were paid from Credit Central to Prospect and recognized by Prospect as other income:

Three Months Ended March 31, 2014	$—
Three Months Ended March 31, 2015	608
Nine Months Ended March 31, 2014	—
Nine Months Ended March 31, 2015	608
The following managerial assistance payments were paid from Credit Central to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2014	$175
Three Months Ended March 31, 2015	175
Nine Months Ended March 31, 2014	525
Nine Months Ended March 31, 2015	525
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2014	$175
March 31, 2015	175
The following payments were paid from Credit Central to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Credit Central (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable to Prospect Administration):

Three Months Ended March 31, 2014	$15
Three Months Ended March 31, 2015	—
Nine Months Ended March 31, 2014	126
Nine Months Ended March 31, 2015	—
The following amounts were due to Credit Central from Prospect for reimbursement of expenses paid by Credit Central on behalf of Prospect and were included by Prospect within other liabilities:

June 30, 2014	$38
March 31, 2015	30

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
On September 15, 2014, Echelon made an optional partial prepayment of $37,313 of the Senior Secured Revolving Credit Facility outstanding.
On September 30, 2014, Prospect made an additional $5,800 investment in the membership interests of Echelon.
The following interest payments were accrued and paid from Echelon to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2014	$31
Three Months Ended March 31, 2015	1,428
Nine Months Ended March 31, 2014	31
Nine Months Ended March 31, 2015	5,451
The following interest income recognized had not yet been paid by Echelon to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$2,809
March 31, 2015	968
The following managerial assistance payments were paid from Echelon to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2014	$—
Three Months Ended March 31, 2015	125
Nine Months Ended March 31, 2014	—
Nine Months Ended March 31, 2015	250
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2014	$—
March 31, 2015	63
The following managerial assistance recognized had not yet been paid by Echelon to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2014	$63
March 31, 2015	—

The following payments were paid from Echelon to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Echelon (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended March 31, 2014	$662
Three Months Ended March 31, 2015	206
Nine Months Ended March 31, 2014	662
Nine Months Ended March 31, 2015	211
The following amounts were due from Echelon to Prospect for reimbursement of expenses paid by Prospect on behalf of Echelon and were included by Prospect within other receivables:

June 30, 2014	$78
March 31, 2015	5
Energy Solutions Holdings Inc.
Prospect owns 100% of the equity of Energy Solutions Holdings Inc. (f/k/a Gas Solutions Holdings Inc.) (“Energy Solutions”), a Consolidated Holding Company. Energy Solutions owns 100% of each of Change Clean Energy Company, LLC (f/k/a Change Clean Energy Holdings, LLC) (“Change Clean”); Freedom Marine Solutions, LLC (f/k/a Freedom Marine Services Holdings, LLC) (“Freedom Marine”); and Yatesville Coal Company, LLC (f/k/a Yatesville Coal Holdings, LLC) (“Yatesville”). Change Clean owns 100% of each of Change Clean Energy, LLC and Down East Power Company, LLC, and 50.1% of BioChips LLC. Freedom Marine owns 100% of each of Vessel Company, LLC (f/k/a Vessel Holdings, LLC) (“Vessel”); Vessel Company II, LLC (f/k/a Vessel Holdings II, LLC) (“Vessel II”); and Vessel Company III, LLC (f/k/a Vessel Holdings III, LLC) (“Vessel III”). Yatesville owns 100% of North Fork Collieries, LLC.
Energy Solutions owns interests in companies operating in the energy sector. These include companies operating offshore supply vessels, ownership of a non-operating biomass electrical generation plant and several coal mines. Energy Solutions subsidiaries formerly owned interests in gathering and processing business in east Texas. As of July 1, 2011, the cost basis of Prospect’s investment in Energy Solutions, including debt and equity, was $42,003.
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
On January 4, 2012, Energy Solutions sold its gas gathering and processing assets held in Gas Solutions II Ltd. (“Gas Solutions”) for a potential sale price of $199,805, adjusted for the final working capital settlement, including a potential earn-out of $28,000 that may be paid based on the future performance of Gas Solutions. After expenses, including structuring fees of $9,966 paid to us, and $3,152 of third-party expenses, Gas Solutions LP LLC and Gas Solutions GP LLC, subsidiaries of Gas Solutions, received $157,100 and $1,587 in cash, respectively, and subsequently distributed these amounts, $158,687 in total, to Energy Solutions. The sale of Gas Solutions by Energy Solutions resulted in significant earnings and profits, as defined by the Code, at Energy Solutions for calendar year 2012. As a result, 2012 distributions from Energy Solutions to us were required to be recognized as dividend income, in accordance with ASC 946, as there were current year earnings and profits sufficient to support such recognition.
On November 25, 2013, Prospect restructured its investment in Freedom Marine. The $12,504 subordinated secured loan to Jettco Marine Services, LLC, a subsidiary of Freedom Marine, was replaced with a senior secured note to Vessel II. On December 3, 2013, Prospect made a $16,000 senior secured investment in Vessel III. Overall, the restructuring of Prospect’s investment in Freedom Marine provided approximately $16,000 net new senior secured debt financing to support the acquisition of two new vessels. Prospect received $2,480 of structuring fees from Energy Solutions related to the Freedom Marine restructuring which was recognized as other income.
On November 28, 2012 and January 1, 2014, Prospect received $475 and $25 of litigation settlement proceeds related to Change Clean and recorded a reduction in its equity investment cost basis for Energy Solutions, respectively.

On June 4, 2014, Gas Solutions GP LLC and Gas Solutions LP LLC merged with and into Freedom Marine, with Freedom Marine as the surviving entity.
On July 1, 2014, Prospect began consolidating Energy Solutions. As a result, any transactions between Energy Solutions and Prospect are eliminated in consolidation and as such, transactions after July 1, 2014 are not presented below. Transactions between Prospect and Freedom Marine are separately discussed below under “Freedom Marine Solutions, LLC.”
During the three months ended December 31, 2014, Prospect determined that the impairments of Change Clean and Yatesville were other-than-temporary and recorded a realized loss of $1,449, reducing the amortized cost to zero.
In addition to the repayments noted above, the following amounts were paid from Energy Solutions to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended March 31, 2014	$—
Three Months Ended March 31, 2015	N/A
Nine Months Ended March 31, 2014	8,500
Nine Months Ended March 31, 2015	N/A
The following interest payments, including prepayment penalty fees, were accrued and paid from Energy Solutions to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2014	$—
Three Months Ended March 31, 2015	N/A
Nine Months Ended March 31, 2014	5,368
Nine Months Ended March 31, 2015	N/A
The following managerial assistance payments were paid from Energy Solutions to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2014	$45
Three Months Ended March 31, 2015	N/A
Nine Months Ended March 31, 2014	135
Nine Months Ended March 31, 2015	N/A
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2014	$45
March 31, 2015	N/A
First Tower Finance Company LLC
Prospect owns 100% of the equity of First Tower Holdings of Delaware LLC (“First Tower Delaware”), a Consolidated Holding Company. First Tower Delaware owns 80.1% of First Tower Finance Company LLC (f/k/a First Tower Holdings LLC) (“First Tower Finance”). First Tower Finance owns 100% of First Tower, LLC (“First Tower”), a multiline specialty finance company.
On June 15, 2012, Prospect made a $287,953 investment (including 14,518,207 common shares of Prospect at a fair value of $160,571) in First Tower Delaware, of which $244,760 was a Senior Secured Revolving Credit Facility and $43,193 of membership interest in First Tower Delaware. The proceeds were utilized by First Tower Delaware to purchase 80.1% of the membership interests in First Tower Finance for $282,968. The remaining proceeds at First Tower Delaware were used to pay $4,038 of structuring fees from First Tower Delaware to Prospect (which was recognized by Prospect as structuring fee income), $940 of legal services provided by attorneys at Prospect Administration, and $7 of third party expenses. Prospect received an additional $4,038 of structuring fees from First Tower (which was recognized by Prospect as structuring fee income). Management purchased the additional 19.9% of First Tower Finance common stock for $70,300. The combined proceeds received by First Tower Finance of $353,268 ($282,968 equity financing from First Tower Delaware mentioned above and $70,300 equity financing from management) were used to purchase 100% of the common stock of First Tower for $338,042, pay $11,188 of third-party expenses and $4,038 of structuring fees from First Tower mentioned above (which was recognized by Prospect as structuring fee income).

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
The following dividends were declared and paid from First Tower Finance to First Tower Delaware and recognized as dividend income by First Tower Delaware:

Three Months Ended March 31, 2014	$9,524
Three Months Ended March 31, 2015	N/A
Nine Months Ended March 31, 2014	25,766
Nine Months Ended March 31, 2015	N/A
During the three months ended December 31, 2014, Prospect reclassified $1,929 of return of capital received from First Tower Finance in prior periods as dividend income.
All dividends were paid from earnings and profits of First Tower Finance.
The following cash distributions were declared and paid from First Tower Finance to First Tower Delaware and recognized as a return of capital by First Tower Delaware:

Three Months Ended March 31, 2014	$3,755
Three Months Ended March 31, 2015	N/A
Nine Months Ended March 31, 2014	14,913
Nine Months Ended March 31, 2015	N/A
The following interest payments were accrued and paid from First Tower Delaware to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2014	$13,663
Three Months Ended March 31, 2015	N/A
Nine Months Ended March 31, 2014	40,737
Nine Months Ended March 31, 2015	N/A
The following interest payments were accrued and paid from First Tower to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2014	$—
Three Months Ended March 31, 2015	14,334
Nine Months Ended March 31, 2014	—
Nine Months Ended March 31, 2015	38,921
The following interest income recognized had not yet been paid by First Tower to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$119
March 31, 2015	154

The following royalty payments were paid from First Tower Delaware to Prospect and recognized by Prospect as other income:

Three Months Ended March 31, 2014	$664
Three Months Ended March 31, 2015	N/A
Nine Months Ended March 31, 2014	2,045
Nine Months Ended March 31, 2015	N/A
The following managerial assistance payments were paid from First Tower Delaware to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2014	$600
Three Months Ended March 31, 2015	N/A
Nine Months Ended March 31, 2014	1,800
Nine Months Ended March 31, 2015	N/A
At June 30, 2014, $600 of managerial assistance received by Prospect had not yet been remitted to Prospect Administration and was included by Prospect within due to Prospect Administration.
The following managerial assistance payments were accrued and paid from First Tower Delaware to Prospect Administration and recognized by Prospect as an expense:

Three Months Ended March 31, 2014	$—
Three Months Ended March 31, 2015	600
Nine Months Ended March 31, 2014	—
Nine Months Ended March 31, 2015	1,800
At March 31, 2015, $600 of managerial assistance recognized had not yet been paid by First Tower Delaware to Prospect Administration and was included by Prospect within due to Prospect Administration.
The following payments were paid from First Tower Delaware to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to First Tower Delaware (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended March 31, 2014	$16
Three Months Ended March 31, 2015	N/A
Nine Months Ended March 31, 2014	243
Nine Months Ended March 31, 2015	N/A
The following amounts were due from First Tower to Prospect for reimbursement of expenses paid by Prospect on behalf of First Tower and were included by Prospect within other receivables:

June 30, 2014	$37
March 31, 2015	11
Freedom Marine Solutions, LLC
As discussed above, Prospect owns 100% of the equity of Energy Solutions, a Consolidated Holding Company. Energy Solutions owns 100% of Freedom Marine. Freedom Marine owns 100% of each of Vessel, Vessel II, and Vessel III.
As of July 1, 2014, the cost basis of Prospect’s total debt and equity investment in Freedom Marine was $39,811, which consisted of the following: $3,500 senior secured note to Vessel; $12,504 senior secured note to Vessel II; $16,000 senior secured note to Vessel III; and $7,807 of equity.

On December 29, 2014, Freedom Marine reached a settlement for and received $5,174, net of third party obligations, related to the contingent earn-out from the sale of Gas Solutions in January 2012 which was retained by Freedom Marine. This is a final settlement and no further payments are expected from the sale. (See “Energy Solutions Holdings Inc.” above for more information related to the sale of Gas Solutions.)
The following interest payments were accrued and paid from Vessel to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2014	$157
Three Months Ended March 31, 2015	157
Nine Months Ended March 31, 2014	481
Nine Months Ended March 31, 2015	480
The following interest income recognized had not yet been paid by Vessel to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$2
March 31, 2015	2
The following interest payments were accrued and paid from Vessel II to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2014	$422
Three Months Ended March 31, 2015	422
Nine Months Ended March 31, 2014	596
Nine Months Ended March 31, 2015	1,286
The following interest income recognized had not yet been paid by Vessel II to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$5
March 31, 2015	5
The following interest payments were accrued and paid from Vessel III to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2014	$520
Three Months Ended March 31, 2015	520
Nine Months Ended March 31, 2014	688
Nine Months Ended March 31, 2015	1,583
The following interest income recognized had not yet been paid by Vessel III to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$6
March 31, 2015	6
The following managerial assistance payments were paid from Freedom Marine to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2014	$—
Three Months Ended March 31, 2015	75
Nine Months Ended March 31, 2014	—
Nine Months Ended March 31, 2015	225

The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2014	$—
March 31, 2015	75
The following payments were paid from Freedom Marine to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Freedom Marine (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended March 31, 2014	$—
Three Months Ended March 31, 2015	1
Nine Months Ended March 31, 2014	38
Nine Months Ended March 31, 2015	1
The following amounts were due from Freedom Marine to Prospect for reimbursement of expenses paid by Prospect on behalf of Freedom Marine and were included by Prospect within other receivables:

June 30, 2014	$1
March 31, 2015	1
Gulf Coast Machine & Supply Company
Prospect owns 100% of the preferred equity of Gulf Coast Machine & Supply Company (“Gulf Coast”). Gulf Coast is a provider of value-added forging solutions to energy and industrial end markets.
On October 12, 2012, Prospect initially made a $42,000 first lien term loan to Gulf Coast, of which $840 was used to pay structuring fees from Gulf Coast to Prospect (which was recognized by Prospect as structuring fee income). During the year ended June 30, 2013, Gulf Coast repaid $787 of the first lien term loan.
Between July 1, 2013 and November 8, 2013, Gulf Coast repaid $263 of the first lien term loan, leaving a balance of $40,950. On November 8, 2013, Gulf Coast issued $25,950 of convertible preferred stock to Prospect (representing 99.9% of the voting securities of Gulf Coast) in exchange for crediting the same amount to the first lien term loan previously outstanding, leaving a first lien loan balance of $15,000. Prior to this conversion, Prospect was just a lender to Gulf Coast and the investment was not a controlled investment. On November 29, 2013 and December 16, 2013, Prospect provided an additional $1,000 and $1,500, respectively, to fund working capital needs, increasing the first lien loan balance to $17,500.
During the nine months ended March 31, 2015, Prospect made an additional $5,500 investment in the first lien term loan to Gulf Coast to fund capital improvements to key forging equipment and other liquidity needs.
The following interest payments were accrued and paid from Gulf Coast to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2014	$547
Three Months Ended March 31, 2015	324
Nine Months Ended March 31, 2014	896
Nine Months Ended March 31, 2015	1,370
The following interest income recognized had not yet been paid by Gulf Coast to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$6
March 31, 2015	—
The following amounts were due from Gulf Coast to Prospect for reimbursement of expenses paid by Prospect on behalf of Gulf Coast and were included by Prospect within other receivables:

June 30, 2014	$342
March 31, 2015	1

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
On September 30, 2014, Prospect made a new $26,431 senior secured term loan to Harbortouch to support an acquisition. As part of the transaction, Prospect received $529 of structuring fees (which was recognized by Prospect as structuring fee income) and $50 of amendment fees (which was recognized by Prospect as amendment fee income).
On December 19, 2014, Prospect made an additional $1,292 equity investment in Harbortouch Class C voting units. This amount was deferred consideration stipulated in the original agreement.
In addition to the repayments noted above, the following amounts were paid from Harbortouch to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended March 31, 2014	$—
Three Months Ended March 31, 2015	1,914
Nine Months Ended March 31, 2014	—
Nine Months Ended March 31, 2015	3,554
The following cash distributions were declared and paid from Harbortouch to Harbortouch Holdings and recognized as a return of capital by Harbortouch Holdings:

Three Months Ended March 31, 2014	$—
Three Months Ended March 31, 2015	41
Nine Months Ended March 31, 2014	—
Nine Months Ended March 31, 2015	41
During the three months ended March 31, 2015, Harbortouch Holdings reclassified $27 of dividend income received from Harbortouch in prior periods as a return of capital.

The following interest payments were accrued and paid from Harbortouch Delaware to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2014	$55
Three Months Ended March 31, 2015	N/A
Nine Months Ended March 31, 2014	55
Nine Months Ended March 31, 2015	N/A
The following interest payments were accrued and paid from Harbortouch to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2014	$33
Three Months Ended March 31, 2015	7,502
Nine Months Ended March 31, 2014	33
Nine Months Ended March 31, 2015	22,092
The following interest income recognized had not yet been paid by Harbortouch to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$1,962
March 31, 2015	7,714
The following managerial assistance payments were paid from Harbortouch to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2014	$—
Three Months Ended March 31, 2015	125
Nine Months Ended March 31, 2014	—
Nine Months Ended March 31, 2015	375
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2014	$125
March 31, 2015	125
The following payments were paid from Harbortouch to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Harbortouch (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended March 31, 2014	$1,761
Three Months Ended March 31, 2015	—
Nine Months Ended March 31, 2014	1,761
Nine Months Ended March 31, 2015	31
The following amounts were due from Harbortouch to Prospect for reimbursement of expenses paid by Prospect on behalf of Harbortouch and were included by Prospect within other receivables:

June 30, 2014	$—
March 31, 2015	2

Manx Energy, Inc.
As of June 30, 2014, Prospect owned 41% of the equity of Manx Energy, Inc. (“Manx”). Manx was formed on January 19, 2010 for the purpose of rolling up the assets of existing Prospect portfolio companies, Coalbed, LLC (“Coalbed”), Appalachian Energy LLC (f/k/a Appalachian Energy Holdings, LLC) (“AEH”) and Kinley Exploration LLC. The three companies were combined under new common management.
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
On June 30, 2012, AEH and Coalbed loans held by Manx with a cost basis of $7,991 were removed from Manx and contributed by Prospect to Wolf Energy Holdings Inc., a separate holding company wholly owned by Prospect. During the three months ended June 30, 2013, Prospect determined that the impairment of Manx was other-than-temporary and recorded a realized loss of $9,397 for the amount that the amortized cost exceeded the fair value, reducing the amortized cost to $500. During the year ended June 30, 2014, Manx repaid $450 of the senior secured note. During the three months ended December 31, 2014, Manx was dissolved and Prospect recorded a realized loss of $50, reducing the amortized cost to zero.
MITY, Inc.
Prospect owns 100% of the equity of MITY Holdings of Delaware Inc. (“MITY Delaware”), a Consolidated Holding Company. MITY Delaware holds 94.99% of the equity of MITY, Inc. (f/k/a MITY Enterprises, Inc.) (“MITY”), with management of MITY owning the remaining 5.01% of the equity of MITY. MITY owns 100% of each of MITY-Lite, Inc. (“MITY-Lite”); Broda USA, Inc. (f/k/a Broda Enterprises USA, Inc.) (“Broda USA”); and Broda Enterprises ULC (“Broda Canada”). MITY is a designer, manufacturer and seller of multipurpose room furniture and specialty healthcare seating products.
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
On June 23, 2014, Prospect made a new $15,769 debt investment in MITY and MITY distributed proceeds to MITY Delaware as a return of capital. MITY Delaware used this distribution to pay down the senior secured debt of MITY Delaware to Prospect by the same amount. The remaining amount of the senior secured debt due from MITY Delaware to Prospect, $7,200, was then contributed to the capital of MITY Delaware. On June 23, 2014, Prospect also extended a new $7,500 senior secured revolving facility to MITY, which was unfunded at closing.
On July 1, 2014, Prospect began consolidating MITY Delaware. As a result, any transactions between MITY Delaware and Prospect are eliminated in consolidation and as such, transactions after July 1, 2014 are not presented below.
During the nine months ended March 31, 2015, Prospect funded $2,500 of MITY’s senior secured revolving facility, which MITY fully repaid during that time.

The following dividends were declared and paid from MITY to MITY Delaware and recognized as dividend income by MITY Delaware:

Three Months Ended March 31, 2014	$6
Three Months Ended March 31, 2015	N/A
Nine Months Ended March 31, 2014	473
Nine Months Ended March 31, 2015	N/A
All dividends were paid from earnings and profits of MITY.
The following cash distributions were declared and paid from MITY to MITY Delaware and recognized as a return of capital by MITY Delaware:

Three Months Ended March 31, 2014	$601
Three Months Ended March 31, 2015	N/A
Nine Months Ended March 31, 2014	737
Nine Months Ended March 31, 2015	N/A
The following interest payments were accrued and paid from MITY Delaware to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2014	$1,033
Three Months Ended March 31, 2015	N/A
Nine Months Ended March 31, 2014	2,224
Nine Months Ended March 31, 2015	N/A
Included above, the following payment-in-kind interest from MITY Delaware was capitalized and recognized by Prospect as interest income:

Three Months Ended March 31, 2014	$—
Three Months Ended March 31, 2015	N/A
Nine Months Ended March 31, 2014	177
Nine Months Ended March 31, 2015	N/A
The following interest payments were accrued and paid from Broda Canada to MITY Delaware and recognized by Prospect as interest income:

Three Months Ended March 31, 2014	$—
Three Months Ended March 31, 2015	149
Nine Months Ended March 31, 2014	—
Nine Months Ended March 31, 2015	486
During the three and nine months ended March 31, 2015, there was an unfavorable fluctuation in the foreign currency exchange rate and MITY Delaware recognized $3 of realized loss related to its investment in Broda Canada.
The following interest payments were accrued and paid from MITY to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2014	$456
Three Months Ended March 31, 2015	1,259
Nine Months Ended March 31, 2014	983
Nine Months Ended March 31, 2015	3,874

Included above, the following payment-in-kind interest from MITY was capitalized and recognized by Prospect as interest income:

Three Months Ended March 31, 2014	$—
Three Months Ended March 31, 2015	127
Nine Months Ended March 31, 2014	—
Nine Months Ended March 31, 2015	127
The following interest income recognized had not yet been paid by MITY to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$14
March 31, 2015	14
The following managerial assistance payments were paid from MITY to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2014	$75
Three Months Ended March 31, 2015	75
Nine Months Ended March 31, 2014	150
Nine Months Ended March 31, 2015	235
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2014	$75
March 31, 2015	75
The following managerial assistance recognized had not yet been paid by MITY to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2014	$10
March 31, 2015	—
The following payments were paid from MITY to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to MITY (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended March 31, 2014	$12
Three Months Ended March 31, 2015	121
Nine Months Ended March 31, 2014	490
Nine Months Ended March 31, 2015	121
The following amounts were due to MITY from Prospect for reimbursement of expenses paid by MITY on behalf of Prospect and were included within other liabilities:

June 30, 2014	$5
March 31, 2015	3
National Property REIT Corp.
Prospect owns 100% of the equity of NPH Property Holdings, LLC (“NPH”), a Consolidated Holding Company. NPH owns 100% of the common equity of National Property REIT Corp. (f/k/a National Property Holdings Corp.) (“NPRC”). NPRC is a Maryland corporation and a qualified REIT for federal income tax purposes. In order to qualify as a REIT, NPRC issued 125 shares of Series A Cumulative Non-Voting Preferred Stock to 125 accredited investors. The preferred stockholders are entitled to receive cumulative dividends semi-annually at an annual rate of 12.5% and do not have the ability to participate in the management or operation of NPRC.

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
Between January 7, 2014 and March 13, 2014, Prospect made a $14,000 investment in NPH, of which $11,900 was a Senior Term Loan and $2,100 was used to purchase additional membership interests of NPH. The proceeds were utilized by certain of NPRC’s wholly-owned subsidiaries to purchase online consumer loans from a third party.
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
Effective April 1, 2014, Prospect made a new $104,460 senior term loan to NPRC. NPRC then distributed this amount to NPH as a return of capital which was used to pay down the Senior Term Loan from NPH by the same amount.
Between April 3, 2014 and May 21, 2014, Prospect made an $11,000 investment in NPH and NPRC, of which $9,350 was a Senior Term Loan to NPRC and $1,650 was used to purchase additional membership interests of NPH. The proceeds were utilized by NPH to purchase additional NPRC common equity for $1,650. The proceeds were utilized by certain of NPRC’s wholly-owned subsidiaries to purchase online consumer loans from a third party.
On July 1, 2014, Prospect began consolidating NPH. As a result, any transactions between NPH and Prospect are eliminated in consolidation and as such, transactions after July 1, 2014 are not presented below.
On January 16, 2015, Prospect made a $13,871 investment in NPRC, of which $11,810 was a Senior Term Loan directly to NPRC and $2,061 was used to purchase additional common equity of NPRC through NPH. The proceeds were utilized by NPRC to purchase additional ownership interest in Michigan Storage, LLC (which was originally purchased by UPRC and transferred to NPRC, as discussed below) for $13,854, with $17 retained by NPRC for working capital. The minority interest holder also invested an additional $2,445 in the JV. With additional debt financing of $12,602, the total proceeds were used by the JV to purchase five additional properties for $26,405. The remaining proceeds were used to pay $276 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), $1,762 of third party expenses, $65 in pre-funded capital expenditures, and $393 of prepaid assets.
During the nine months ended March 31, 2015, APRC and UPRC transferred their investments in certain properties to NPRC. As a result, Prospect’s investments in APRC and UPRC related to these properties also transferred to NPRC. The investments transferred consisted of $11,518 of equity and $75,030 of debt. There was no gain or loss realized on these transactions.

On March 17, 2015, Prospect entered into a new credit agreement, effective June 30, 2014, with ACL Loan Holdings, Inc. (“ACLLH”), a wholly-owned subsidiary of NPRC. The new credit agreement was in the form of two tranches of senior secured term loans, Term Loan A and Term Loan B, with the same terms as the existing NPRC Term Loan A and Term Loan B due to Prospect. On June 30, 2014, ACLLH made a non-cash return of capital distribution of $22,390 to NPRC and NPRC transferred and assigned to ACLLH a senior secured Term Loan A due to Prospect.
During the nine months ended March 31, 2015, Prospect made twenty-nine follow-on investments in NPRC totaling $174,500 to support the online consumer lending initiative. Prospect invested $39,425 of equity through NPH and $135,075 of debt directly to NPRC and its wholly-owned subsidiaries. In addition, during the nine months ended March 31, 2015, Prospect received partial repayments of $31,365 of the NPRC loan previously outstanding and $5,577 as a return of capital on the equity investment in NPRC.
The following dividends were declared and paid from NPRC to NPH (partially via a wholly-owned subsidiary of NPH) and recognized as dividend income by NPH:

Three Months Ended March 31, 2014	$2,696
Three Months Ended March 31, 2015	N/A
Nine Months Ended March 31, 2014	2,696
Nine Months Ended March 31, 2015	N/A
All dividends were paid from earnings and profits of NPRC.
The following interest payments were accrued and paid by NPH to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2014	$2,832
Three Months Ended March 31, 2015	N/A
Nine Months Ended March 31, 2014	2,838
Nine Months Ended March 31, 2015	N/A
Included above, the following payment-in-kind interest from NPH was capitalized and recognized by Prospect as interest income:

Three Months Ended March 31, 2014	$432
Three Months Ended March 31, 2015	N/A
Nine Months Ended March 31, 2014	432
Nine Months Ended March 31, 2015	N/A
The following interest payments were accrued and paid by NPRC to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2014	$—
Three Months Ended March 31, 2015	4,832
Nine Months Ended March 31, 2014	—
Nine Months Ended March 31, 2015	14,775
Included above, the following payment-in-kind interest from NPRC was capitalized and recognized by Prospect as interest income:

Three Months Ended March 31, 2014	$—
Three Months Ended March 31, 2015	1,738
Nine Months Ended March 31, 2014	—
Nine Months Ended March 31, 2015	3,056
The following interest income recognized had not yet been paid by NPRC to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$—
March 31, 2015	55

The following interest payments were accrued and paid by ACLLH to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2014	$—
Three Months Ended March 31, 2015	3,293
Nine Months Ended March 31, 2014	—
Nine Months Ended March 31, 2015	3,293
The following interest income recognized had not yet been paid by ACLLH to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$—
March 31, 2015	48
The following royalty payments were paid from NPH to Prospect and recognized by Prospect as other income:

Three Months Ended March 31, 2014	$278
Three Months Ended March 31, 2015	N/A
Nine Months Ended March 31, 2014	278
Nine Months Ended March 31, 2015	N/A
The following royalty payments were paid from NPRC to Prospect and recognized by Prospect as other income:

Three Months Ended March 31, 2014	$—
Three Months Ended March 31, 2015	506
Nine Months Ended March 31, 2014	—
Nine Months Ended March 31, 2015	1,150
The following managerial assistance payments were paid from NPRC to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2014	$128
Three Months Ended March 31, 2015	128
Nine Months Ended March 31, 2014	128
Nine Months Ended March 31, 2015	383
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2014	$128
March 31, 2015	128
The following payments were paid from NPRC to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to NPRC (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended March 31, 2014	$7
Three Months Ended March 31, 2015	649
Nine Months Ended March 31, 2014	7
Nine Months Ended March 31, 2015	709
The following amounts were due from NPRC to Prospect for reimbursement of expenses paid by Prospect on behalf of NPRC and included by Prospect within other receivables:

June 30, 2014	$13
March 31, 2015	66

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
In December 2013, Prospect received $1,500 of structuring fees from Nationwide Holdings related to the amendment of the loan agreement. On March 28, 2014, Prospect funded an additional $4,000 to Nationwide Holdings ($3,400 through the Senior Secured Revolving Credit Facility and $600 to purchase additional membership interests in Nationwide Holdings). The additional funding along with cash on hand was utilized by Nationwide Holdings to fund a $5,000 dividend to Prospect.
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
On September 30, 2014, Prospect made an additional $938 equity investment in Nationwide.
The following dividends were declared and paid from Nationwide to Nationwide Holdings and recognized as dividend income by Nationwide Holdings:

Three Months Ended March 31, 2014	$1,984
Three Months Ended March 31, 2015	N/A
Nine Months Ended March 31, 2014	5,694
Nine Months Ended March 31, 2015	N/A
The following dividends were declared and paid from Nationwide Holdings to Prospect and recognized as dividend income by Prospect:

Three Months Ended March 31, 2014	$5,000
Three Months Ended March 31, 2015	N/A
Nine Months Ended March 31, 2014	5,000
Nine Months Ended March 31, 2015	N/A
The following dividends were declared and paid from Nationwide to Nationwide Holdings and recognized as dividend income by Prospect:

Three Months Ended March 31, 2014	$—
Three Months Ended March 31, 2015	1,139
Nine Months Ended March 31, 2014	—
Nine Months Ended March 31, 2015	2,444
All dividends were paid from earnings and profits of Nationwide and Nationwide Holdings.

The following interest payments were accrued and paid from Nationwide Holdings to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2014	$1,067
Three Months Ended March 31, 2015	N/A
Nine Months Ended March 31, 2014	3,245
Nine Months Ended March 31, 2015	N/A
The following interest payments were accrued and paid from Nationwide to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2014	$—
Three Months Ended March 31, 2015	741
Nine Months Ended March 31, 2014	—
Nine Months Ended March 31, 2015	2,256
The following interest income recognized had not yet been paid by Nationwide to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$8
March 31, 2015	8
The following royalty payments were paid from Nationwide Holdings to Prospect and recognized by Prospect as other income:

Three Months Ended March 31, 2014	$99
Three Months Ended March 31, 2015	N/A
Nine Months Ended March 31, 2014	285
Nine Months Ended March 31, 2015	N/A
The following managerial assistance payments were paid from Nationwide to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2014	$100
Three Months Ended March 31, 2015	100
Nine Months Ended March 31, 2014	300
Nine Months Ended March 31, 2015	300
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2014	$100
March 31, 2015	100
The following payments were paid from Nationwide to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Nationwide (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended March 31, 2014	$17
Three Months Ended March 31, 2015	—
Nine Months Ended March 31, 2014	228
Nine Months Ended March 31, 2015	4

The following amounts were due from Nationwide to Prospect for reimbursement of expenses paid by Prospect on behalf of Nationwide and were included by Prospect within other receivables:

June 30, 2014	$2
March 31, 2015	—
The following amounts were due to Nationwide from Prospect for reimbursement of expenses paid by Nationwide on behalf of Prospect and were included by Prospect within other liabilities:

June 30, 2014	$—
March 31, 2015	16
NMMB, Inc.
Prospect owns 100% of the equity of NMMB Holdings, Inc. (“NMMB Holdings”), a Consolidated Holding Company. NMMB Holdings owns 96.33% of the fully-diluted equity of NMMB, Inc. (f/k/a NMMB Acquisition, Inc.) (“NMMB”), with NMMB management owning the remaining 3.67% of the equity. NMMB owns 100% of Refuel Agency, Inc. (“Refuel Agency”). Refuel Agency owns 100% of Armed Forces Communications, Inc. (“Armed Forces”). NMMB is an advertising media buying business.
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
On October 1, 2014, Prospect made an additional $383 equity investment in NMMB Series B Preferred Stock, increasing Prospect’s ownership to 93.13%. During the three months ended March 31, 2015, NMMB repurchased 460 shares of NMMB stock from a former NMMB executive, decreasing the number of shares outstanding and increasing Prospect’s ownership to 96.33%.
The following interest payments were accrued and paid from NMMB Holdings to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2014	$—
Three Months Ended March 31, 2015	N/A
Nine Months Ended March 31, 2014	192
Nine Months Ended March 31, 2015	N/A

The following interest payments were accrued and paid from NMMB to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2014	$375
Three Months Ended March 31, 2015	130
Nine Months Ended March 31, 2014	1,480
Nine Months Ended March 31, 2015	393
The following interest income recognized had not yet been paid by NMMB to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$1
March 31, 2015	1
The following interest payments were accrued and paid from Armed Forces to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2014	$—
Three Months Ended March 31, 2015	245
Nine Months Ended March 31, 2014	—
Nine Months Ended March 31, 2015	749
The following interest income recognized had not yet been paid by Armed Forces to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$3
March 31, 2015	3
The following managerial assistance payments were paid from NMMB to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2014	$—
Three Months Ended March 31, 2015	—
Nine Months Ended March 31, 2014	100
Nine Months Ended March 31, 2015	—
The following managerial assistance recognized had not yet been paid by NMMB to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2014	$300
March 31, 2015	600
The following payments were paid from NMMB to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to NMMB (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended March 31, 2014	$15
Three Months Ended March 31, 2015	—
Nine Months Ended March 31, 2014	15
Nine Months Ended March 31, 2015	—
The following amounts were due from NMMB to Prospect for reimbursement of expenses paid by Prospect on behalf of NMMB and were included by Prospect within other receivables:

June 30, 2014	$1
March 31, 2015	1

R-V Industries, Inc.
As of July 1, 2011 and continuing through March 31, 2015, Prospect owns 88.27% of the fully-diluted equity of R-V Industries, Inc. (“R-V”), with R-V management owning the remaining 11.73% of the equity. As of June 30, 2011, Prospect’s equity investment cost basis was $1,682 and $5,087 for warrants and common stock, respectively.
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
The following dividends were declared and paid from R-V to Prospect and recognized as dividend income by Prospect:

Three Months Ended March 31, 2014	$75
Three Months Ended March 31, 2015	75
Nine Months Ended March 31, 2014	1,026
Nine Months Ended March 31, 2015	224
All dividends were paid from earnings and profits of R-V.
The following interest payments were accrued and paid from R-V to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2014	$789
Three Months Ended March 31, 2015	761
Nine Months Ended March 31, 2014	2,428
Nine Months Ended March 31, 2015	2,281
The following managerial assistance payments were paid from R-V to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2014	$45
Three Months Ended March 31, 2015	45
Nine Months Ended March 31, 2014	135
Nine Months Ended March 31, 2015	135
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2014	$45
March 31, 2015	45
The following amounts were due to R-V from Prospect for reimbursement of expenses paid by R-V on behalf of Prospect and were included by Prospect within other liabilities:

June 30, 2014	$2
March 31, 2015	2

United Property REIT Corp.
Prospect owns 100% of the equity of UPH Property Holdings, LLC (“UPH”), a Consolidated Holding Company. UPH owns 100% of the common equity of United Property REIT Corp. (f/k/a United Property Holdings Corp.) (“UPRC”). UPRC is a Maryland corporation and a qualified REIT for federal income tax purposes. In order to qualify as a REIT, UPRC issued 125 shares of Series A Cumulative Non-Voting Preferred Stock to 125 accredited investors. The preferred stockholders are entitled to receive cumulative dividends semi-annually at an annual rate of 12.5% and do not have the ability to participate in the management or operation of UPRC.
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
Effective April 1, 2014, Prospect made a new $19,027 senior term loan to UPRC. UPRC then distributed this amount to UPH as a return of capital which was used to pay down the Senior Term Loan from UPH by the same amount.
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
On August 19,  2014 and August 27, 2014, Prospect made a combined $11,046 investment in UPRC, of which $9,389 was a Senior Term Loan directly to UPRC and $1,657 was used to purchase additional common equity of UPRC through UPH. On October 1, 2015, UPRC distributed $376 to Prospect as a return of capital. The net proceeds were utilized by UPRC to purchase an 85.0% ownership interest in Michigan Storage, LLC for $10,579, with $42 retained by UPRC for working capital and $49 restricted for future property acquisitions. The JV was purchased for $38,275 which included debt financing and minority interest of $28,705 and $1,867, respectively. The remaining proceeds were used to pay $210 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), $2,589 of third party expenses, and $77 for legal services provided by attorneys at Prospect Administration. The investment was subsequently contributed to NPRC.
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
On September 30, 2014 and October 29, 2014, Prospect made a combined $22,688 investment in UPRC, of which $19,290 was a Senior Term Loan and $3,398 was used to purchase additional common equity of UPRC through UPH. The proceeds were utilized by UPRC to purchase a 66.2% ownership interest in Columbus OH Apartment Holdco, LLC for $21,992 and to pay $241 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), with $455 retained by UPRC for working capital. The JV was purchased for $114,377 which included debt financing and minority interest of $97,902 and $11,250, respectively. The remaining proceeds were used to pay $440 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), $7,711 of third party expenses, $180 for legal services provided by attorneys at Prospect Administration, $6,778 in pre-funded capital expenditures, and $1,658 of prepaid assets.

On October 23, 2014, UPRC transferred its investment in certain properties to NPRC. As a result, Prospect’s investment in UPRC related to these properties also transferred to NPRC. The investments transferred consisted of $1,281 of equity and $9,444 of debt. There was no gain or loss realized on these transactions.
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
The following dividends were declared and paid from UPRC to UPH and recognized as dividend income by UPH:

Three Months Ended March 31, 2014	$510
Three Months Ended March 31, 2015	N/A
Nine Months Ended March 31, 2014	510
Nine Months Ended March 31, 2015	N/A
All dividends were paid from earnings and profits of UPRC.
The following interest payments were accrued and paid by UPH to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2014	$548
Three Months Ended March 31, 2015	N/A
Nine Months Ended March 31, 2014	548
Nine Months Ended March 31, 2015	N/A
Included above, the following payment-in-kind interest from UPH was capitalized and recognized by Prospect as interest income:

Three Months Ended March 31, 2014	$173
Three Months Ended March 31, 2015	N/A
Nine Months Ended March 31, 2014	173
Nine Months Ended March 31, 2015	N/A
The following interest payments were accrued and paid by UPRC to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2014	$—
Three Months Ended March 31, 2015	1,674
Nine Months Ended March 31, 2014	—
Nine Months Ended March 31, 2015	4,134
Included above, the following payment-in-kind interest from UPRC was capitalized and recognized by Prospect as interest income:

Three Months Ended March 31, 2014	$—
Three Months Ended March 31, 2015	—
Nine Months Ended March 31, 2014	—
Nine Months Ended March 31, 2015	162
The following interest income recognized had not yet been paid by UPRC to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$6
March 31, 2015	19

The following royalty payments were paid from UPH to Prospect and recognized by Prospect as other income:

Three Months Ended March 31, 2014	$69
Three Months Ended March 31, 2015	N/A
Nine Months Ended March 31, 2014	69
Nine Months Ended March 31, 2015	N/A
The following royalty payments were paid from UPRC to Prospect and recognized by Prospect as other income:

Three Months Ended March 31, 2014	$—
Three Months Ended March 31, 2015	—
Nine Months Ended March 31, 2014	—
Nine Months Ended March 31, 2015	320
The following managerial assistance payments were paid from UPRC to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2014	$50
Three Months Ended March 31, 2015	—
Nine Months Ended March 31, 2014	50
Nine Months Ended March 31, 2015	100
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2014	$50
March 31, 2015	—
The following managerial assistance recognized had not yet been paid by UPRC to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2014	$—
March 31, 2015	50
The following payments were paid from UPRC to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to UPRC (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended March 31, 2014	$41
Three Months Ended March 31, 2015	104
Nine Months Ended March 31, 2014	41
Nine Months Ended March 31, 2015	177
The following amounts were due from UPRC to Prospect for reimbursement of expenses paid by Prospect on behalf of UPRC and were included by Prospect within other receivables:

June 30, 2014	$32
March 31, 2015	9

Valley Electric Company, Inc.
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
On December 31, 2012, Prospect initially invested $52,098 (including 4,141,547 common shares of Prospect at a fair value of $44,650) in exchange for $32,572 was in the form of a senior secured note to Valley Holdings I, a $10,000 senior secured note to Valley (discussed below) and $9,526 to purchase the common stock of Valley Holdings I. The proceeds were partially utilized by Valley Holdings I to purchase 100% of Valley Holdings II common stock for $40,528. The remaining proceeds at Valley Holdings I were used to pay $977 of structuring fees from Valley Holdings I to Prospect (which were recognized by Prospect as structuring fee income), $345 for legal services provided by attorneys at Prospect Administration and $248 was retained by Valley Holdings I for working capital. The $40,528 of proceeds received by Valley Holdings II were subsequently used to purchase 96.3% of Valley’s common stock. Valley management provided a $1,500 co-investment in Valley.
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
In addition to the repayments noted above, the following amounts were paid from Valley to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended March 31, 2014	$50
Three Months Ended March 31, 2015	—
Nine Months Ended March 31, 2014	150
Nine Months Ended March 31, 2015	—
The following dividends were declared and paid from Valley to Valley Holdings II, which were subsequently distributed to and recognized as dividend income by Valley Holdings I:

Three Months Ended March 31, 2014	$867
Three Months Ended March 31, 2015	N/A
Nine Months Ended March 31, 2014	2,303
Nine Months Ended March 31, 2015	N/A
All dividends were paid from earnings and profits of Valley and Valley Holdings II.

The following interest payments were accrued and paid from Valley Holdings I to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2014	$1,613
Three Months Ended March 31, 2015	N/A
Nine Months Ended March 31, 2014	4,792
Nine Months Ended March 31, 2015	N/A
Included above, the following payment-in-kind interest from Valley Holdings I was capitalized and recognized by Prospect as interest income:

Three Months Ended March 31, 2014	$802
Three Months Ended March 31, 2015	N/A
Nine Months Ended March 31, 2014	2,386
Nine Months Ended March 31, 2015	N/A
The following interest payments were accrued and paid from Valley Electric to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2014	$—
Three Months Ended March 31, 2015	972
Nine Months Ended March 31, 2014	—
Nine Months Ended March 31, 2015	2,906
Included above, the following payment-in-kind interest from Valley Electric was capitalized and recognized by Prospect as interest income:

Three Months Ended March 31, 2014	$—
Three Months Ended March 31, 2015	454
Nine Months Ended March 31, 2014	—
Nine Months Ended March 31, 2015	1,335
The following interest income recognized had not yet been paid by Valley Electric to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$45
March 31, 2015	546
The following interest payments were accrued and paid from Valley to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2014	$264
Three Months Ended March 31, 2015	268
Nine Months Ended March 31, 2014	806
Nine Months Ended March 31, 2015	812
Included above, the following payment-in-kind interest from Valley was capitalized and recognized by Prospect as interest income:

Three Months Ended March 31, 2014	$63
Three Months Ended March 31, 2015	64
Nine Months Ended March 31, 2014	192
Nine Months Ended March 31, 2015	194

The following interest income recognized had not yet been paid by Valley to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$3
March 31, 2015	3
The following royalty payments were paid from Valley Holdings I to Prospect and recognized by Prospect as other income:

Three Months Ended March 31, 2014	$43
Three Months Ended March 31, 2015	N/A
Nine Months Ended March 31, 2014	115
Nine Months Ended March 31, 2015	N/A
The following managerial assistance payments were paid from Valley to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2014	$75
Three Months Ended March 31, 2015	75
Nine Months Ended March 31, 2014	225
Nine Months Ended March 31, 2015	225
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2014	$75
March 31, 2015	75
The following payments were paid from Valley Electric to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Valley Electric (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended March 31, 2014	$—
Three Months Ended March 31, 2015	—
Nine Months Ended March 31, 2014	86
Nine Months Ended March 31, 2015	18
The following amounts were due from Valley Electric to Prospect for reimbursement of expenses paid by Prospect on behalf of Valley Electric and were included by Prospect within other receivables:

June 30, 2014	$—
March 31, 2015	2
The following amounts were due to Valley Electric from Prospect for reimbursement of expenses paid by Valley Electric on behalf of Prospect and were included by Prospect within other liabilities:

June 30, 2014	$6
March 31, 2015	—

Vets Securing America, Inc.
Prospect owns 100% of the equity of Vets Securing America, Inc. (“VSA”) and 100% of the equity of The Healing Staff, Inc. (“THS”), a former wholly-owned subsidiary of ESA Environmental Specialists, Inc. (“ESA”). During the nine months ended March 31, 2015, THS ceased operations. As of March 31, 2015, the VSA management team is supervising both the continued operations of VSA and the wind-down of activities at THS. VSA provides out-sourced security guards staffing.
As of July 1, 2011, the cost basis of Prospect’s investment in THS and VSA, including debt and equity, was $18,219. During the year ended June 30, 2012, Prospect made follow-on secured debt investments of $1,033 to support the ongoing operations of THS and VSA. In October 2011, Prospect sold a building previously acquired from ESA for $894. In January 2012, Prospect received $2,250 of litigation settlement proceeds related to ESA. The proceeds from both of these transactions were used to reduce the outstanding loan balances due from THS and VSA by $3,144. In June 2012, THS and VSA repaid $118 and $42, respectively, of loans previously outstanding.
In May 2012, in connection with the implementation of accounts receivable based funding programs for THS and VSA with a third party provider, Prospect agreed to subordinate Prospect’s first priority security interest in all of the accounts receivable and other assets of THS and VSA to the third party provider of that accounts receivable based funding.
During the year ended June 30, 2013, Prospect determined that the impairment of THS and VSA was other-than-temporary and recorded a realized loss of $12,117, reducing the amortized cost to $3,831. During the nine months ended March 31, 2014, Prospect received $5,000 of legal cost reimbursement related to the ESA litigation settlement which had been expensed in prior years. The proceeds were recognized by Prospect as other income during the nine months ended March 31, 2014. During the nine months ended March 31, 2015, Prospect received $685 related to the ESA litigation settlement which was recognized as realized gain.
The following amounts were due from THS and VSA to Prospect for reimbursement of expenses paid by Prospect on behalf of THS and VSA and were included by Prospect within other receivables:

June 30, 2014	$6
March 31, 2015	9
Wolf Energy, LLC
Prospect owns 100% of the equity of Wolf Energy Holdings Inc. (“Wolf Energy Holdings”), a Consolidated Holding Company. Wolf Energy Holdings owns 100% of each of Appalachian Energy LLC (f/k/a Appalachian Energy Holdings, LLC) (“AEH”); Coalbed, LLC (“Coalbed”); and Wolf Energy, LLC (“Wolf Energy”). AEH owns 100% of C&S Operating, LLC.
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

On April 15, 2013, Prospect foreclosed on the assets of H&M Oil & Gas, LLC (“H&M”). At the time of foreclosure, H&M was in default on loans receivables due to Prospect with a cost basis of $64,449. The assets previously held by H&M were assigned by Prospect to Wolf Energy in exchange for a $66,000 term loan secured by the assets. The cost basis in this loan of $44,632 was determined in accordance with ASC 310-40, Troubled Debt Restructurings by Creditors, and was equal to the fair value of assets at the time of transfer resulting in a capital loss of $19,647 in connection with the foreclosure on the assets. On May 17, 2013, Wolf Energy sold the assets located in Martin County, which were previously held by H&M, for $66,000. Proceeds from the sale were primarily used to repay the loan and net profits interest receivable due to us resulting in a realized capital gain of $11,826 offsetting the previously recognized loss. Prospect received $3,960 of structuring and advisory fees from Wolf Energy during the year ended June 30, 2013 related to the sale and $991 under the net profits interest agreement which was recognized as other income during the fiscal year ended June 30, 2013.
On July 1, 2014, Prospect began consolidating Wolf Energy Holdings. As a result, any transactions between Wolf Energy Holdings and Prospect are eliminated in consolidation and as such, transactions after July 1, 2014 are not presented below.
During the three months ended September 30, 2014, Prospect determined that the impairment of AEH was other-than temporary and recorded a realized loss of $2,050, reducing the amortized cost to zero. On November 21, 2014, Coalbed merged with and into Wolf Energy, with Wolf Energy as the surviving entity. During the three months ended December 31, 2014, Prospect determined that the impairment of the Coalbed debt assumed by Wolf Energy was other-than-temporary and recorded a realized loss of $5,991, reducing the amortized cost to zero.
During the nine months ended March 31, 2015, Wolf Energy received a tax refund of $173 related to its investment in C&J and Prospect realized a gain of the same amount.
The following payments were paid from Wolf Energy to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Wolf Energy (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended March 31, 2014	$101
Three Months Ended March 31, 2015	—
Nine Months Ended March 31, 2014	101
Nine Months Ended March 31, 2015	—
Note 15. Litigation
From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of these matters as they arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material litigation as of March 31, 2015.

Note 16. Financial Highlights
The following is a schedule of financial highlights for the three and nine months ended March 31, 2015 and March 31, 2014:

	Three Months Ended March 31,			Nine Months Ended March 31,
	2015		2014	2015		2014
Per Share Data
Net asset value at beginning of period	$10.35		$10.73	$10.56		$10.72
Net investment income(1)	0.24		0.31	0.78		0.95
Net realized gains (losses) on investments(1)	0.01		(0.01)	(0.44)		(0.01)
Net change in unrealized (depreciation) appreciation on investments(1)	(0.02)		(0.04)	0.37		(0.08)
Net realized losses on extinguishment of debt(1)	—	(2)	—	—	(2)	—
Dividends to shareholders	(0.28)		(0.33)	(0.94)		(0.99)
Common stock transactions(3)	—		0.02	(0.03)		0.09
Net asset value at end of period	$10.30		$10.68	$10.30		$10.68

Per share market value at end of period	$8.45		$10.80	$8.45		$10.80
Total return based on market value(4)	5.97%		(0.85%)	(11.98%)		9.19%
Total return based on net asset value(4)	3.09%		2.52%	8.00%		8.78%
Shares of common stock outstanding at end of period	358,661,441		333,499,861	358,661,441		333,499,861
Weighted average shares of common stock outstanding	358,449,304		316,388,733	351,922,217		286,949,781

Ratios/Supplemental Data
Net assets at end of period	$3,694,588		$3,561,376	$3,694,588		$3,561,376
Portfolio turnover rate	1.65%		3.63%	18.65%		12.59%
Annualized ratio of operating expenses to average net assets	11.23%		10.81%	11.63%		11.00%
Annualized ratio of net investment income to average net assets	9.45%		11.60%	9.96%		11.71%

(1)	Financial highlights are based on the weighted average number of common shares outstanding for the period presented (except for dividends to shareholders which is based on actual rate per share).

(2)	Amount is less than $0.01 per weighted average share.

(3)
Common stock transactions include the effect of our issuance of common stock in public offerings (net of underwriting and offering costs), shares issued in connection with our dividend reinvestment plan and shares issued to acquire investments.

(4)
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

The following is a schedule of financial highlights for each of the five years in the period ended June 30, 2014:

	Year Ended June 30,
	2014	2013	2012	2011	2010
Per Share Data
Net asset value at beginning of year	$10.72	$10.83	$10.36	$10.30	$12.40
Net investment income(1)	1.19	1.57	1.63	1.10	1.13
Net realized (losses) gains on investments(1)	(0.01)	(0.13)	0.32	0.19	(0.87)
Net change in unrealized (depreciation) appreciation on investments(1)	(0.12)	(0.37)	(0.28)	0.09	0.07
Dividends to shareholders	(1.32)	(1.28)	(1.22)	(1.21)	(1.33)
Common stock transactions(2)	0.10	0.10	0.02	(0.11)	(1.22)
Fair value of equity issued for Patriot acquisition	—	—	—	—	0.12
Net asset value at end of year	$10.56	$10.72	$10.83	$10.36	$10.30

Per share market value at end of year	$10.63	$10.80	$11.39	$10.11	$9.65
Total return based on market value(3)	10.88%	6.24%	27.21%	17.22%	17.66%
Total return based on net asset value(3)	10.97%	10.91%	18.03%	12.54%	(6.82%)
Shares of common stock outstanding at end of year	342,626,637	247,836,965	139,633,870	107,606,690	69,086,862
Weighted average shares of common stock outstanding	300,283,941	207,069,971	114,394,554	85,978,757	59,429,222

Ratios/Supplemental Data
Net assets at end of year	$3,618,182	$2,656,494	$1,511,974	$1,114,357	$711,424
Portfolio turnover rate	15.21%	29.24%	29.06%	27.63%	21.61%
Annualized ratio of operating expenses to average net assets	11.11%	11.50%	10.73%	8.47%	7.54%
Annualized ratio of net investment income to average net assets	11.18%	14.86%	14.92%	10.60%	10.69%

(1)	Financial highlights are based on the weighted average number of common shares outstanding for the period presented (except for dividends to shareholders which is based on actual rate per share).

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

Note 17. Selected Quarterly Financial Data (Unaudited)
The following table sets forth selected financial data for each quarter within the three years ending June 30, 2015.

	Investment Income		Net Investment Income		Net Realized and Unrealized Losses		Net Increase in Net Assets from Operations
Quarter Ended	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)
September 30, 2012	$123,636	$0.76	$74,027	$0.46	$(26,778)	$(0.17)	$47,249	$0.29
December 31, 2012	166,035	0.85	99,216	0.51	(52,727)	(0.27)	46,489	0.24
March 31, 2013	120,195	0.53	59,585	0.26	(15,156)	(0.07)	44,429	0.20
June 30, 2013	166,470	0.68	92,096	0.38	(9,407)	(0.04)	82,689	0.34

September 30, 2013	161,034	0.62	82,337	0.32	(2,437)	(0.01)	79,900	0.31
December 31, 2013	178,090	0.62	92,215	0.32	(6,853)	(0.02)	85,362	0.30
March 31, 2014	190,327	0.60	98,523	0.31	(16,422)	(0.05)	82,101	0.26
June 30, 2014	182,840	0.54	84,148	0.25	(12,491)	(0.04)	71,657	0.21

September 30, 2014	202,021	0.59	94,463	0.28	(10,355)	(0.04)	84,108	0.24
December 31, 2014	198,883	0.56	91,325	0.26	(5,355)	(0.02)	85,970	0.24
March 31, 2015	191,350	0.53	87,441	0.24	(5,949)	(0.01)	81,492	0.23

(1)
Per share amounts are calculated using the weighted average number of common shares outstanding for the period presented. As such, the sum of the quarterly per share amounts above will not necessarily equal the per share amounts for the fiscal year.

Note 18. Subsequent Events
On April 2, 2015, we sold our $74,654 investment in American Broadband Holding Company. There was no gain or loss realized on the sale.
On April 8, 2015, we sold 60% of the outstanding principal balance of the senior secured Term Loan A investment in Trinity Services Group, Inc. for $59,253. There was no gain or loss realized on the sale.
On April 10, 2015, Sandow repaid the $24,425 loan receivable to us.
On April 10, 2015, we provided notice of our intent to redeem $100,000 aggregate principal amount of the 2022 Notes on May 15, 2015. We expect to recognize approximately $2,599 of realized loss as a result of the call.
On April 11, 2015, we announced the then current conversion rate on the 2020 Notes as 80.6670 shares of common stock per $1 principal amount of the 2020 Notes converted, which is equivalent to a conversion price of approximately $12.40.
On April 15, 2015, we provided $48,500 of first lien senior secured financing, of which $43,500 was funded at closing, to USG Intermediate, LLC, an entrepreneur-owned direct marketing company.
On April 16, 2015, we made a $10,000 second lien secured debt investment in SESAC Holdco II LLC, a performance rights organization based in Nashville, Tennessee.
On April 16, 2015, Ikaria, Inc. repaid the $20,000 loan receivable to us.
On April 16, 2015, we announced the then current conversion rate on the 2017 Notes as 87.7516 shares of common stock per $1 principal amount of the 2017 Notes converted, which is equivalent to a conversion price of approximately $11.40.
On April 23, 2015, we issued 131,971 shares of our common stock in connection with the dividend reinvestment plan.
During the period from April 1, 2015 through May 6, 2015, we made two follow-on investments in NPRC totaling $20,000 to support the online consumer lending initiative. We invested $5,500 of equity through NPH and $14,500 of debt directly to ACL Loan Holdings, Inc., a wholly-owned subsidiary of NPRC.
During the period from April 1, 2015 through May 6, 2015, our wholly-owned subsidiary PSBL purchased $13,779 of small business whole loans from OnDeck.
During the period from April 1, 2015 through May 6, 2015, we sold portions of two of our investments in syndicated debt totaling $20,500.
During the period from April 1, 2015 through May 6, 2015, we issued $25,045 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $24,632. In addition, we sold $5,075 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $4,991 with expected closing on May 7, 2015.
On May 6, 2015, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•	$0.08333 per share for May 2015 to holders of record on May 29, 2015 with a payment date of June 18, 2015;

•	$0.08333 per share for June 2015 to holders of record on June 30, 2015 with a payment date of July 23, 2015;

•	$0.08333 per share for July 2015 to holders of record on July 31, 2015 with a payment date of August 20, 2015; and

•	$0.08333 per share for August 2015 to holders of record on August 31, 2015 with a payment date of September 17, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(All figures in this item are in thousands except share, per share and other data.)
The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this quarterly report. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed in Part II, “Item 1A. Risk Factors” and “Forward-Looking Statements” appearing elsewhere herein.
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
Real Estate Investments – We make investments in real estate through our three wholly-owned tax-efficient real estate investment trusts (“REITs”), American Property REIT Corp. (“APRC”), National Property REIT Corp. (“NPRC”) and United Property REIT Corp. (“UPRC” and collectively with APRC and NPRC, “our REITs”). Our real estate investments are in various classes of fully developed and occupied real estate properties that generate current yields. We seek to identify properties that have historically high occupancy and steady cash flow generation. Our REITs partner with established property managers with experience in managing the property type to manage such properties after acquisition. This is a more recent investment strategy that has comprised approximately 5%-10% of our business.
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
Aircraft Leasing – We invest debt as well as equity in aircraft assets subject to commercial leases to credit-worthy airlines across the globe. These investments present attractive return opportunities due to cash flow consistency from long-lived assets coupled with hard asset collateral. We seek to deliver risk-adjusted returns with strong downside protection by analyzing relative value characteristics across the spectrum of aircraft types of all vintages. Our target portfolio includes both in-production and out-of-production jet and turboprop aircraft and engines, operated by airlines across the globe. This strategy comprised approximately 1.5% of our business in the fiscal year ended June 30, 2014 and approximately 1% as of March 31, 2015.
Online Lending – We make investments in loans originated by certain consumer loan and small and medium sized business (“SME”) originators. We purchase each loan in its entirety (i.e., a “whole loan”). The borrowers are consumers and SMEs. The loans are typically serviced by the originators of the loans. This strategy comprised approximately 1% of our business in the fiscal year ended June 30, 2014 and less than 3% as of March 31, 2015.
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

We hold many of our control investments in a two-tier structure consisting of a holding company and one or more related operating companies for tax purposes. These holding companies serve various business purposes including concentration of management teams, optimization of third party borrowing costs, improvement of supplier, customer, and insurance terms, and enhancement of co-investments by the management teams. In these cases, our investment in the holding company, generally as equity, its equity investment in the operating company and along with any debt from us directly to the operating company structure represents our total exposure for the investment. As of March 31, 2015, as shown in our Consolidated Schedule of Investments, the cost basis and fair value of our investments in controlled companies was $1,792,504 and $1,828,211, respectively. This structure gives rise to several of the risks described in our public documents and highlighted in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2014. On July 1, 2014, we began consolidating all wholly-owned and substantially wholly-owned holding companies formed by us for the purpose of holding our controlled investments in operating companies. There were no significant effects of consolidating these holding companies as they hold minimal assets other than their investments in the controlled operating companies. Investment company accounting prohibits the consolidation of any operating companies.
We seek to be a long-term investor with our portfolio companies. The aggregate fair value of our portfolio investments was $6,602,771 and $6,253,739 as of March 31, 2015 and June 30, 2014, respectively. During the nine months ended March 31, 2015, our net cost of investments increased by $218,504, or 3.4%, as a result of the following: twelve new investments, several follow-on investments, and nine revolver advances totaling $1,612,536 (including structuring fees of $18,055); payment-in-kind interest of $16,485; net amortization of discounts and premiums of $64,200; and full repayments on ten investments, sale of ten investments, and several partial prepayments and amortization payments totaling $1,195,344, net of realized losses totaling $150,973.
Compared to the end of last fiscal year (ended June 30, 2014), net assets increased by $76,406, or 2.1%, during the nine months ended March 31, 2015, from $3,618,182 to $3,694,588. This increase resulted from the issuance of new shares of our common stock (less offering costs) in the amount of $145,500, dividend reinvestments of $11,199, and $251,570 from operations. These increases, in turn, were offset by $331,863 in dividend distributions to our stockholders. The $251,570 from operations is net of the following: net investment income of $273,229, net realized losses on investments of $150,973, net change in unrealized appreciation on investments of $130,528, and net realized losses on extinguishment of debt of $1,214.
Third Quarter Highlights
Investment Transactions
During the three months ended March 31, 2015, we acquired $3,000 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $186,913, funded $23,000 of revolver advances, and recorded PIK interest of $6,198, resulting in gross investment originations of $219,111. During the three months ended March 31, 2015, we received full repayments on two investments and received several partial prepayments and amortization payments totaling $108,124, including realized gains totaling $4,704. The more significant of these transactions are discussed in “Portfolio Investment Activity.”
Revolving Credit Facility
On January 16, 2015, we increased total commitments to the 2014 Facility by $75,000. The lenders have extended total commitments of $885,000 as of March 31, 2015.
Debt Issuances and Redemptions
On January 30, 2015, we repurchased $8,000 aggregate principal amount of the 2020 Notes (as defined below) at a price of 93.0, including commissions. As a result of this transaction, we recorded a gain in the amount of the difference between the reacquisition price and the net carrying amount of the 2020 Notes, net of the proportionate amount of unamortized debt issuance costs. The net gain on extinguishment of debt we recorded in the three months ended March 31, 2015 was $342.
During the three months ended March 31, 2015, we redeemed $58,711 aggregate principal amount of our Prospect Capital InterNotes® at par with a weighted average interest rate of 6.12% and issued $53,178 aggregate principal amount of our Prospect Capital InterNotes® with stated interest rates ranging from 4.25% to 4.75% with a weighted average interest rate of 4.72% to reduce our borrowing cost. The newly issued notes mature between July 15, 2020 and September 15, 2020 and generated net proceeds of $52,301. During the three months ended March 31, 2015, we repaid $1,066 aggregate principal amount of our Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus.
Equity Issuances
On January 22, 2015, February 19, 2015 and March 19, 2015, we issued 151,538, 146,186 and 113,596 shares of our common stock in connection with the dividend reinvestment plan, respectively.

Spin-Offs of Certain Business Strategies
On November 6, 2014, we announced that we intend to spin off certain “pure play” business strategies to our shareholders. We initially intend on focusing our spin-off efforts on three separate companies consisting of portions of our (i) CLO structured credit business, (ii) online consumer lending business, and (iii) real estate business. The size and likelihood of such spin-offs, which may be partial rather than complete spin-offs, remain to be determined. We may seek to file non-registered investment company spin-offs with confidential treatment with parallel registration progress to be made in the coming weeks toward the goal of consummating these initial spin-offs in mid-2015. The consummation of any of the spin-offs depends upon, among other things: market conditions, regulatory and exchange listing approval, and sufficient investor interest, and there can be no guarantee that we will consummate any of these spin-offs.
On March 11, 2015, Prospect Yield Corporation, LLC, our wholly-owned subsidiary, filed a registration statement with the SEC in connection with our rights offering disposition of a portion of our CLO structured credit business. We are a selling stockholder under the registration statement. We seek but cannot guarantee consummation of this disposition, which is subject to regulatory review, in the next several months of calendar year 2015.
On May 6, 2015, Prospect Finance Company, LLC, our indirect wholly-owned subsidiary, filed a confidential registration statement with the SEC in connection with our rights offering disposition of our online consumer lending business. We are a selling stockholder under the registration statement. We seek but cannot guarantee consummation of this disposition, which is subject to regulatory review, in the next several months of calendar year 2015.
Prospect Realty Income Trust Corp., our wholly-owned subsidiary, expects to file a confidential registration statement with the SEC in connection with our rights offering disposition of a portion of our real estate business imminently.
Investment Holdings
As of March 31, 2015, we continue to pursue our investment strategy. At March 31, 2015, approximately $6,602,771, or 178.7%, of our net assets are invested in 132 long-term portfolio investments and CLOs.
During the nine months ended March 31, 2015, we originated $1,629,021 of new investments, primarily composed of $1,188,116 of debt and equity financing to non-controlled investments, $299,738 of debt and equity financing to controlled investments, and $141,167 of subordinated notes in CLOs. Our origination efforts are focused primarily on secured lending to non-control investments to reduce the risk in the portfolio by investing primarily in first lien loans, though we also continue to close select junior debt and equity investments. Our annualized current yield was 12.1% and 12.4% as of June 30, 2014 and March 31, 2015, respectively, across all performing interest bearing investments. The increase in our current yield is primarily the result of an increase in the interest rate for First Tower, LLC and increased investments in small business whole loans. Monetization of equity positions that we hold and loans on non-accrual status are not included in this yield calculation. In many of our portfolio companies we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.
We are a non-diversified company within the meaning of the 1940 Act. As required by the 1940 Act, we classify our investments by level of control. As defined in the 1940 Act, “Control Investments” are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual possesses or has the right to acquire within 60 days or less, a beneficial ownership of 25% or more of the voting securities of an investee company. Under the 1940 Act, “Affiliate Investments” are defined by a lesser degree of influence and are deemed to exist through the possession outright or via the right to acquire within 60 days or less, beneficial ownership of 5% or more of the outstanding voting securities of another person. “Non-Control/Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments.
As of March 31, 2015, we own controlling interests in the following portfolio companies: American Property REIT Corp.; Arctic Energy Services, LLC; CCPI Inc.; CP Energy Services Inc.; Credit Central Loan Company, LLC; Echelon Aviation LLC; First Tower Finance Company LLC; Freedom Marine Solutions, LLC; Gulf Coast Machine & Supply Company; Harbortouch Payments, LLC; MITY, Inc.; National Property REIT Corp.; Nationwide Acceptance LLC; NMMB, Inc.; R-V Industries, Inc.; United Property REIT Corp.; Valley Electric Company, Inc.; Vets Securing America, Inc.; and Wolf Energy, LLC. We also own an affiliated interest in BNN Holdings Corp.

The following shows the composition of our investment portfolio by level of control as of March 31, 2015 and June 30, 2014:

	March 31, 2015				June 30, 2014
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Control Investments	$1,792,504	27.2%	$1,828,211	27.7%	$1,719,242	27.0%	$1,640,454	26.2%
Affiliate Investments	45,370	0.7%	46,273	0.7%	31,829	0.5%	32,121	0.5%
Non-Control/Non-Affiliate Investments	4,752,152	72.1%	4,728,287	71.6%	4,620,451	72.5%	4,581,164	73.3%
Total Investments	$6,590,026	100.0%	$6,602,771	100.0%	$6,371,522	100.0%	$6,253,739	100.0%
The following shows the composition of our investment portfolio by type of investment as of March 31, 2015 and June 30, 2014:

	March 31, 2015				June 30, 2014
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Revolving Line of Credit	$11,850	0.2%	$11,850	0.2%	$3,445	0.1%	$2,786	—%
Senior Secured Debt	3,718,150	56.4%	3,657,943	55.4%	3,578,339	56.2%	3,514,198	56.2%
Subordinated Secured Debt	1,320,511	20.0%	1,283,682	19.4%	1,272,275	20.0%	1,200,221	19.2%
Subordinated Unsecured Debt	94,353	1.4%	94,353	1.4%	85,531	1.3%	85,531	1.4%
Small Business Loans	40,320	0.6%	38,290	0.6%	4,637	0.1%	4,252	0.1%
CLO Debt	28,485	0.4%	32,958	0.5%	28,118	0.4%	33,199	0.5%
CLO Residual Interest	1,019,332	15.5%	1,061,992	16.1%	1,044,656	16.4%	1,093,985	17.5%
Preferred Stock	42,694	0.7%	5,625	0.1%	80,096	1.3%	10,696	0.2%
Common Stock	288,101	4.4%	342,863	5.2%	84,768	1.3%	80,153	1.3%
Membership Interest	18,668	0.3%	18,251	0.3%	187,384	2.9%	217,763	3.5%
Participating Interest(1)	—	—%	46,196	0.7%	—	—%	213	—%
Escrow Receivable	5,880	0.1%	5,727	0.1%	—	—%	1,589	—%
Warrants	1,682	—%	3,041	—%	2,273	—%	9,153	0.1%
Total Investments	$6,590,026	100.0%	$6,602,771	100.0%	$6,371,522	100.0%	$6,253,739	100.0%

(1)	Participating Interest includes our participating equity investments, such as net profits interests, net operating income interests, net revenue interests, and overriding royalty interests.

The following shows our investments in interest bearing securities by type of investment as of March 31, 2015 and June 30, 2014:

	March 31, 2015				June 30, 2014
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien	$3,730,000	59.8%	$3,669,793	59.4%	$3,581,784	59.5%	$3,516,984	59.3%
Second Lien	1,320,511	21.2%	1,283,682	20.8%	1,272,275	21.1%	1,200,221	20.2%
Unsecured	94,353	1.5%	94,353	1.5%	85,531	1.4%	85,531	1.4%
Small Business Loans	40,320	0.6%	38,290	0.6%	4,637	0.1%	4,252	0.1%
CLO Debt	28,485	0.5%	32,958	0.5%	28,118	0.5%	33,199	0.6%
CLO Residual Interest	1,019,332	16.4%	1,061,992	17.2%	1,044,656	17.4%	1,093,985	18.4%
Total Debt Investments	$6,233,001	100.0%	$6,181,068	100.0%	$6,017,001	100.0%	$5,934,172	100.0%
The following shows the composition of our investment portfolio by geographic location as of March 31, 2015 and June 30, 2014:

	March 31, 2015				June 30, 2014
Geographic Location	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Canada	$15,000	0.2%	$15,000	0.2%	$15,000	0.2%	$15,000	0.2%
Cayman Islands	1,047,817	15.9%	1,094,950	16.6%	1,072,774	16.8%	1,127,184	18.0%
France	10,131	0.2%	10,145	0.2%	10,170	0.2%	10,339	0.2%
Midwest US	732,180	11.1%	717,274	10.9%	787,482	12.4%	753,543	12.0%
Northeast US	1,125,919	17.1%	1,148,888	17.4%	1,224,403	19.2%	1,181,533	18.9%
Puerto Rico	41,010	0.6%	37,690	0.5%	41,307	0.7%	36,452	0.6%
Southeast US	1,600,872	24.3%	1,635,214	24.8%	1,491,554	23.4%	1,461,516	23.4%
Southwest US	1,026,164	15.6%	983,981	14.9%	759,630	11.9%	737,271	11.8%
Western US	990,933	15.0%	959,629	14.5%	969,202	15.2%	930,901	14.9%
Total Investments	$6,590,026	100.0%	$6,602,771	100.0%	$6,371,522	100.0%	$6,253,739	100.0%

The following shows the composition of our investment portfolio by industry as of March 31, 2015 and June 30, 2014:

	March 31, 2015				June 30, 2014
Industry	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Aerospace & Defense	$70,846	1.1%	$79,086	1.2%	$102,803	1.6%	$102,967	1.6%
Auto Finance	—	—%	—	—%	11,139	0.2%	11,139	0.2%
Automobile	12,381	0.2%	12,500	0.2%	22,296	0.4%	22,452	0.4%
Business Services	643,827	9.8%	672,820	10.2%	598,940	9.4%	611,286	9.8%
Chemicals	19,695	0.3%	20,000	0.3%	19,648	0.3%	19,713	0.3%
Commercial Services	199,171	3.0%	188,010	2.8%	301,610	4.7%	301,610	4.8%
Construction & Engineering	58,314	0.9%	32,110	0.5%	56,860	0.9%	33,556	0.5%
Consumer Finance	424,522	6.4%	468,142	7.1%	425,497	6.7%	434,348	6.9%
Consumer Services	201,433	3.1%	178,329	2.7%	502,862	7.9%	504,647	8.1%
Contracting	3,831	0.1%	—	—%	3,831	0.1%	—	—%
Diversified Financial Services(1)	162,210	2.5%	159,834	2.4%	42,574	0.7%	42,189	0.7%
Durable Consumer Products	378,452	5.7%	373,074	5.7%	377,205	5.9%	375,329	6.0%
Energy	67,859	1.0%	56,554	0.9%	77,379	1.2%	67,637	1.1%
Food Products	373,975	5.7%	372,411	5.6%	173,375	2.7%	174,603	2.8%
Healthcare	413,450	6.3%	412,618	6.3%	329,408	5.2%	326,142	5.2%
Hotels, Restaurants & Leisure	177,441	2.7%	177,441	2.7%	132,193	2.1%	132,401	2.1%
Machinery	396	—%	621	—%	396	—%	621	—%
Manufacturing	160,249	2.4%	126,709	1.9%	204,394	3.2%	171,577	2.7%
Media	372,086	5.6%	358,069	5.4%	362,738	5.7%	344,278	5.5%
Metal Services & Minerals	48,412	0.7%	47,809	0.7%	48,402	0.8%	51,977	0.8%
Oil & Gas Production	231,101	3.5%	213,594	3.2%	283,490	4.4%	248,494	4.0%
Personal & Nondurable Consumer Products	210,284	3.2%	206,136	3.1%	10,604	0.2%	11,034	0.2%
Pharmaceuticals	76,794	1.2%	76,594	1.2%	78,069	1.2%	73,690	1.2%
Property Management	5,880	0.1%	3,752	0.1%	57,500	0.9%	45,284	0.7%
Real Estate	581,106	8.8%	627,235	9.5%	353,506	5.5%	355,236	5.7%
Retail	63	—%	150	—%	14,231	0.2%	14,625	0.2%
Software & Computer Services	243,978	3.7%	243,839	3.7%	240,469	3.8%	241,260	3.9%
Telecommunication Services	79,226	1.2%	79,249	1.2%	79,630	1.2%	79,654	1.3%
Textiles, Apparel & Luxury Goods	253,675	3.8%	253,675	3.8%	275,023	4.3%	259,690	4.2%
Transportation	71,552	1.1%	67,460	1.0%	112,676	1.8%	69,116	1.1%
Subtotal	$5,542,209	84.1%	$5,507,821	83.4%	$5,298,748	83.2%	$5,126,555	82.0%
CLO Investments(1)	1,047,817	15.9%	1,094,950	16.6%	1,072,774	16.8%	1,127,184	18.0%
Total Investments	$6,590,026	100.0%	$6,602,771	100.0%	$6,371,522	100.0%	$6,253,739	100.0%

(1)
Although designated as Diversified Financial Services within our Schedules of Investments in Item 1 of this report, our CLO investments do not have industry concentrations and as such have been separated in the table above.

Portfolio Investment Activity
During the nine months ended March 31, 2015, we acquired $671,970 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $902,066, funded $38,500 of revolver advances, and recorded PIK interest of $16,485, resulting in gross investment originations of $1,629,021. The more significant of these transactions are briefly described below.
On July 17, 2014, we restructured our investments in BXC Company, Inc. (“BXC”) and Boxercraft Incorporated (“Boxercraft”), a wholly-owned subsidiary of BXC. The existing Senior Secured Term Loan A and a portion of the existing Senior Secured Term Loan B were replaced with a new Senior Secured Term Loan A to Boxercraft. The remainder of the existing Senior Secured Term Loan B and the existing Senior Secured Term Loan C, Senior Secured Term Loan D, and Senior Secured Term Loan E were replaced with a new Senior Secured Term Loan B to Boxercraft. The existing Senior Secured Term Loan to Boxercraft was converted into Series D Preferred Stock in BXC.
On August 5, 2014, we made an investment of $39,105 to purchase 70.94% of the subordinated notes in CIFC Funding 2014-IV Investor, Ltd. in a co-investment transaction with Priority Income Fund, Inc., a closed-end fund managed by an affiliate of Prospect Capital Management L.P. (the “Investment Adviser”).
On August 13, 2014, we provided $210,000 of first lien senior secured financing, of which $200,000 was funded at closing, to support the recapitalization of Trinity Services Group, Inc. (“Trinity”), a leading food services company in the H.I.G. Capital portfolio. We invested $100,000 in Term Loan A notes and $100,000 in Term Loan B notes. The Term Loan A bears interest in cash at the greater of 6.5% or LIBOR plus 5.5% and has a final maturity of August 13, 2019. The Term Loan B bears interest in cash at the greater of 11.5% or LIBOR plus 10.5% and has a final maturity of August 13, 2019. The $10,000 senior secured revolver, which was unfunded at closing, bears interest in cash at the greater of 9.0% or LIBOR plus 8.0% and had an original final maturity of February 13, 2015, which was extended to April 13, 2015.
On August 19, 2014 and August 27, 2014, we made a combined $10,670 follow-on investment in UPRC to acquire Michigan Storage, LLC, a portfolio of seven self-storage facilities located in Michigan. We invested $1,281 of equity through UPH Property Holdings, LLC and $9,389 of debt directly to UPRC. The senior secured term loan bears interest in cash at the greater of 6.0% or LIBOR plus 4.0% and interest payment in kind of 5.5% and has a final maturity of April 1, 2019. These properties were subsequently contributed to NPRC.
On August 29, 2014, we made a first lien senior secured investment of $44,000 to support the recapitalization of BNN Holdings Corp. (“Biotronic”). We invested an equal amount in Term Loan A notes and Term Loan B notes. The Term Loan A bears interest in cash at the greater of 6.5% or LIBOR plus 5.5% and has a final maturity of August 29, 2019. The Term Loan B bears interest in cash at the greater of 11.5% or LIBOR plus 10.5% and has a final maturity of August 29, 2019. As part of the recapitalization, we received repayment of the $28,950 loan previously outstanding.
On September 10, 2014, we made a $55,869 follow-on first lien senior secured debt investment in Onyx Payments (“Onyx”), of which $50,869 was funded at closing, to fund an acquisition. We invested an additional $25,028 in Term Loan A notes and $25,841 in Term Loan B notes. The Term Loan A bears interest in cash at the greater of 6.5% or LIBOR plus 5.5% and has a final maturity of September 10, 2019. The Term Loan B bears interest in cash at the greater of 13.5% or LIBOR plus 12.5% and has a final maturity of September 10, 2019. The $5,000 senior secured revolver, which was unfunded at closing, originally bore interest in cash at the greater of 9.0% or LIBOR plus 7.75%. Effective November 25, 2014, the terms of the revolver changed to the greater of 9.0% or LIBOR plus 8.0%. The revolver has a final maturity of September 10, 2015.
On September 26, 2014, we provided $215,000 of first lien senior secured financing, of which $202,500 was funded at closing, to Pacific World Corporation (“Pacific World”), a supplier of nail and beauty care products to food, drug, mass, and value retail channels worldwide. The $200,000 term loan originally bore interest in cash at the greater of 8.0% or LIBOR plus 7.0%. On December 31, 2014, the outstanding $200,000 term loan was split into equal tranches of Term Loan A notes and Term Loan B notes. The Term Loan A bears interest in cash at the greater of 6.0% or LIBOR plus 5.0% and has a final maturity of September 26, 2020. The Term Loan B bears interest in cash at the greater of 10.0% or LIBOR plus 9.0% and has a final maturity of September 26, 2020. The $15,000 senior secured revolver, of which $2,500 was funded at closing, bears interest in cash at the greater of 8.0% or LIBOR plus 7.0% and has a final maturity of September 26, 2020.
On September 29, 2014, we made a second lien secured investment of $144,000 to support the recapitalization of PGX Holdings, Inc. (“Progrexion”). The second lien term loan bears interest in cash at the greater of 10.0% or LIBOR plus 9.0% and has a final maturity of September 29, 2021. As part of the recapitalization, we received repayment of the $436,647 loan previously outstanding.

On September 29, 2014, we made a $22,618 follow-on investment in UPRC to acquire Canterbury Green Apartments Holdings, LLC, a multi-family property located in Fort Wayne, Indiana. We invested $3,393 of equity through UPH and $19,225 of debt directly to UPRC. The senior secured term loan bears interest in cash at the greater of 6.0% or LIBOR plus 4.0% and interest payment in kind of 5.5% and has a final maturity of April 1, 2019.
On September 30, 2014, we made a $26,431 follow-on first lien senior secured debt investment in Harbortouch Payments, LLC (“Harbortouch”) to support an acquisition. The Term Loan C bears interest in cash at the greater of 13.0% or LIBOR plus 9.0% and has a final maturity of September 29, 2018.
On September 30, 2014, we made a $42,200 follow-on first lien senior secured debt investment in PrimeSport, Inc. (“PrimeSport”) to fund a dividend recapitalization. We invested an equal amount in Term Loan A notes and Term Loan B notes. The Term Loan A originally bore interest in cash at the greater of 7.5% or LIBOR plus 6.5% and had a final maturity of December 23, 2019. Effective February 11, 2015, we amended the terms of this investment to the greater of 7.0% or LIBOR plus 6.0% and extended the final maturity to February 11, 2021. The Term Loan B originally bore interest in cash at the greater of 11.5% or LIBOR plus 10.5% and interest payment in kind of 1.0% and had a final maturity of December 23, 2019. Effective November 1, 2014, we amended the terms of this investment to the greater of 12.0% or LIBOR plus 11.0%, and on February 11, 2015, we extended the final maturity to February 11, 2021.
On September 30, 2014 and October 29, 2014, we made a combined $22,688 follow-on investment in UPRC to acquire Columbus OH Apartment Holdco, LLC, a portfolio of eight multi-family residential properties located in Ohio. We invested $3,398 of equity through UPH and $19,290 of debt directly to UPRC. The senior secured term loan bears interest in cash at the greater of 6.0% or LIBOR plus 4.0% and interest payment in kind of 5.5% and has a final maturity of April 1, 2019.
On October 6, 2014, we made a $35,221 follow-on first lien senior secured debt investment in Onyx to fund an acquisition. We invested an equal amount in Term Loan A notes and Term Loan B notes. The Term Loan A bears interest in cash at the greater of 6.5% or LIBOR plus 5.5% and has a final maturity of September 10, 2019. The Term Loan B bears interest in cash at the greater of 13.5% or LIBOR plus 12.5% and has a final maturity of September 10, 2019.
On October 8, 2014, we made a $65,000 second lien secured debt investment in Capstone Logistics Acquisition, Inc., a logistics services portfolio company. The second lien term loan bears interest in cash at the greater of 8.75% or LIBOR plus 7.75% and has a final maturity of October 7, 2022.
On October 9, 2014, we made an investment of $50,743 to purchase 83.60% of the subordinated notes in Babson CLO Ltd. 2014-III in a co-investment transaction with Priority Income Fund, Inc.
On October 17, 2104, we made an investment of $48,994 to purchase 90.54% of the subordinated notes in Symphony CLO XV, Ltd.
On October 21, 2014, we made a $22,500 first lien senior secured debt investment in Hollander Sleep Products, LLC, a manufacturer of bed pillows and mattress pads in the United States. The first lien term loan bears interest in cash at the greater of 9.0% or LIBOR plus 8.0% and has a final maturity of October 21, 2020.
On November 17, 2014, we made a $35,000 follow-on first lien senior secured debt investment in System One Holdings, LLC, of which $23,500 was funded at closing, to fund a dividend recapitalization. We invested an additional $23,500 of first lien term loan which bears interest in cash at the greater of 10.5% or LIBOR plus 9.5% and has a final maturity of November 17, 2020. We also provided $11,500 of delayed draw term loan commitment to support a future dividend recapitalization. The delayed draw term loan, which was unfunded at closing, would increase the existing first lien term loan and bear the same terms and conditions as the initial loan, if drawn.
On November 25, 2014, we made a $127,000 follow-on first lien senior secured debt investment in InterDent, Inc. (“InterDent”), of which $120,000 was funded at closing, as part of an add-on acquisition growth and recapitalization strategy. We invested an additional $60,000 in Term Loan A notes and $60,000 in Term Loan B notes. The Term Loan A bears interest in cash at the greater of 6.25% or LIBOR plus 5.25% and has a final maturity of August 3, 2017. The Term Loan B bears interest in cash at the greater of 11.25% or LIBOR plus 10.25% and has a final maturity of August 3, 2017. We also provided $7,000 of delayed draw term loan commitment to support future acquisitions. The delayed draw term loan, which was unfunded at closing, was fully drawn on December 23, 2014, increasing the existing Term Loan A and Term Loan B on a pro rata basis and bearing the same terms and conditions as the initial loans.

On December 19, 2014, we provided a $25,000 loan to support the growth of Security Alarm Financing Enterprises, L.P., a national security alarm company. The senior subordinated note bears interest in cash at the greater of 11.5% or LIBOR plus 9.5% and has a final maturity of December 19, 2020.
On January 16, 2015, we made a $13,871 follow-on investment in NPRC to acquire five additional properties in Michigan Storage, LLC, a portfolio of twelve self-storage facilities located in Michigan. We invested $2,061 of equity through NPH Property Holdings, LLC and $11,810 of debt directly to NPRC. The senior secured term loan bears interest in cash at the greater of 6.0% or LIBOR plus 4.0% and interest payment in kind of 5.5% and has a final maturity of April 1, 2019.
On February 11, 2015, we made a $20,268 follow-on first lien senior secured debt investment in PrimeSport to support its acquisition by a new financial sponsor. We invested an additional $10,680 in Term Loan A notes and $9,588 in Term Loan B notes.The Term Loan A bears interest in cash at the greater of 7.0% or LIBOR plus 6.0% and has a final maturity of February 11, 2021. The Term Loan B bears interest in cash at the greater of 12.0% or LIBOR plus 11.0% and has a final maturity of February 11, 2021.
On March 30, 2015, we made a $74,700 follow-on first lien senior secured debt investment in Instant Web, LLC (“IWCO”), of which $58,700 was funded at closing, to support a recapitalization of the business. We invested an additional $22,100 in Term Loan A notes, $22,100 in Term Loan B notes, and $14,500 in Term Loan C notes. The Term Loan A bears interest in cash at the greater of 5.5% or LIBOR plus 4.5% and has a final maturity of March 28, 2019. The Term Loan B bears interest in cash at the greater of 12.0% or LIBOR plus 11.0% and has a final maturity of March 28, 2019. The Term Loan C bears interest in cash at the greater of 12.75% or LIBOR plus 11.75% and has a final maturity of March 28, 2019. We also provided $16,000 of delayed draw term loan commitment to support a future dividend recapitalization. The delayed draw term loan, which was unfunded at closing, would increase the existing Term Loan A and Term Loan B on a pro rata basis and bear the same terms and conditions as the initial loans, if drawn.
In addition to the purchases noted above, during the nine months ended March 31, 2015, we made twenty-nine follow-on investments in NPRC totaling $174,500 to support the online consumer lending initiative. We invested $39,425 of equity through NPH Property Holdings, LLC and $135,075 of debt directly to NPRC and its wholly-owned subsidiaries.
Additionally, during the nine months ended March 31, 2015, our wholly-owned subsidiary PSBL purchased $62,154 of small business whole loans from OnDeck and Direct Capital.
During the nine months ended March 31, 2015, we received full repayments on ten investments, sold ten investments, and received several partial prepayments and amortization payments totaling $1,195,344, net of realized losses totaling $150,973. The more significant of these transactions are briefly described below.
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
On August 20, 2014, we sold the assets of Borga, Inc. (“Borga”), a wholly-owned subsidiary of STI Holding, Inc., for net proceeds of $382 and realized a loss of $2,589 on the sale. On December 29, 2014, Borga was dissolved.
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
On September 15, 2014, Echelon Aviation LLC (“Echelon”) repaid $37,313 of the $78,121 loan receivable to us.

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
On December 4, 2014, we sold our $29,075 investment in Babson CLO Ltd. 2012-I and realized a loss of $3,767 on the sale.
On December 4, 2014, we sold our $27,850 investment in Babson CLO Ltd. 2012-II and realized a loss of $2,949 on the sale.
On December 24, 2014, Focus Products Group International, LLC repaid the $19,745 loan receivable to us.
On February 13, 2015, CRT MIDCO, LLC repaid the $46,754 loan receivable to us.
In addition to the repayments noted above, during the nine months ended March 31, 2015, we received partial repayments of $31,365 of the NPRC loan previously outstanding and $5,577 as a return of capital on the equity investment in NPRC.
The following table provides a summary of our investment activity for each quarter within the three years ending June 30, 2015:

Quarter Ended	Acquisitions(1)	Dispositions(2)
September 30, 2012	$747,937	$158,123
December 31, 2012	772,125	349,269
March 31, 2013	784,395	102,527
June 30, 2013	798,760	321,615

September 30, 2013	556,843	164,167
December 31, 2013	608,153	255,238
March 31, 2014	1,343,256	197,947
June 30, 2014	444,104	169,617

September 30, 2014	887,205	863,144
December 31, 2014	522,705	224,076
March 31, 2015	219,111	108,124

(1)	Includes investments in new portfolio companies, follow-on investments in existing portfolio companies, refinancings and PIK interest.

(2)	Includes sales, scheduled principal payments, prepayments and refinancings.
Investment Valuation
In determining the fair value of our portfolio investments at March 31, 2015, the Audit Committee considered valuations from the independent valuation firms and from management having an aggregate range of $6,339,186 to $6,744,849, excluding money market investments.
In determining the range of value for debt instruments except CLOs, management and the independent valuation firm generally estimate corporate and security credit ratings and identify corresponding yields to maturity for each loan from relevant market data. A discounted cash flow analysis was then prepared using the appropriate yield to maturity as the discount rate, to determine range of value. For non-traded equity investments, the enterprise value was determined by applying EBITDA multiples or book value multiples for similar guideline public companies and/or similar recent investment transactions. For stressed equity investments, a liquidation analysis was prepared.
In determining the range of value for our investments in CLOs, management and the independent valuation firm used a discounted cash flow model. The valuations were accomplished through the analysis of the CLO deal structures to identify the risk exposures from the modeling point of view as well as to determine an appropriate call date. For each CLO security, the most appropriate valuation approach was chosen from alternative approaches to ensure the most accurate valuation for such security. A waterfall engine is used to store the collateral data, generate collateral cash flows from the assets based on various assumptions for the risk factors, and distribute the cash flows to the liability structure based on the payment priorities, and discount them back using proper discount rates.
The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties, comparable multiples for recent sales of companies within the industry and discounted cash flow models for our investments in CLOs. The composite of all these analyses, applied to each investment, was a total valuation of $6,602,771.
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
American Property REIT Corp.
APRC is a Maryland corporation and a qualified REIT for federal income tax purposes. APRC was formed to hold for investment, operate, finance, lease, manage, and sell a portfolio of real estate assets and engage in any and all other activities as may be necessary, incidental or convenient to carry out the foregoing. APRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties. APRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity. As of March 31, 2015, we own 100% of the fully-diluted common equity of APRC.
During the nine months ended March 31, 2015, we did not provide any additional financing to APRC for the acquisition of real estate properties. On November 26, 2014, APRC transferred its investment in one property to NPRC. As a result, our investment in APRC related to this property also transferred to NPRC. The investment transferred consisted of $10,237 of equity and $65,586 of debt. There was no gain or loss realized on the transaction. In addition, during the nine months ended March 31, 2015, we received $8 as a return of capital on the equity investment in APRC. As of March 31, 2015, our investment in APRC had an amortized cost of $131,455 and a fair value of $143,516.
As of March 31, 2015, APRC’s real estate portfolio was comprised of thirteen multi-family properties and one commercial property. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by APRC as of March 31, 2015.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	1557 Terrell Mill Road, LLC	Marietta, GA	12/28/2012	$23,500	$15,229
2	5100 Live Oaks Blvd, LLC	Tampa, FL	1/17/2013	63,400	39,600
3	Lofton Place, LLC	Tampa, FL	4/30/2013	26,000	16,965
4	Vista Palma Sola, LLC	Bradenton, FL	4/30/2013	27,000	17,550
5	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	9,650
6	Cordova Regency, LLC	Pensacola, FL	11/15/2013	13,750	9,026
7	Crestview at Oakleigh, LLC	Pensacola, FL	11/15/2013	17,500	11,488
8	Inverness Lakes, LLC	Mobile, AL	11/15/2013	29,600	19,400
9	Kings Mill Pensacola, LLC	Pensacola, FL	11/15/2013	20,750	13,622
10	Plantations at Pine Lake, LLC	Tallahassee, FL	11/15/2013	18,000	11,817
11	Verandas at Rock Ridge, LLC	Birmingham, AL	11/15/2013	15,600	10,205
12	Plantations at Hillcrest, LLC	Mobile, AL	1/17/2014	6,930	4,993
13	Crestview at Cordova, LLC	Pensacola, FL	1/17/2014	8,500	4,972
14	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
				$287,099	$184,517

Due to an increase in same property values driven by an increase in net operating income and a decrease in observed market capitalization rates for the properties, the Board of Directors increased the fair value of our investment in APRC to $143,516 as of March 31, 2015, a premium of $12,061 to its amortized cost, compared to the $3,392 unrealized appreciation recorded at June 30, 2014.
First Tower Finance Company LLC
We own 80.1% of First Tower Finance Company LLC (“First Tower Finance”), which owns 100% of First Tower, LLC (“First Tower”), the operating company. First Tower is a multiline specialty finance company based in Flowood, Mississippi with over 170 branch offices.
On June 15, 2012, we acquired 80.1% of First Tower businesses for $110,200 in cash and 14,518,207 unregistered shares of our common stock. Based on our share price of $11.06 at the time of issuance, we acquired our 80.1% interest in First Tower for approximately $270,771. The assets of First Tower acquired include, among other things, the subsidiaries owned by First Tower, which hold finance receivables, leaseholds, and tangible property associated with First Tower’s businesses. As part of the transaction, we received $4,038 in structuring fee income from First Tower. On October 18, 2012, we funded an additional $20,000 of senior secured debt to support seasonally high demand during the holiday season. On December 30, 2013, we funded an additional $10,000 to again support seasonal demand and received $8,000 of structuring fees related to the renegotiation and expansion of First Tower’s revolver with a third party which was recognized as other income. As of March 31, 2015, First Tower had total assets of approximately $608,732 including $395,891 of finance receivables net of unearned charges. As of March 31, 2015, First Tower’s total debt outstanding to parties senior to us was $264,432.
Due to First Tower’s maintained positive momentum driven by strong volumes and historically low delinquencies, the Board of Directors increased the fair value of our investment in First Tower Finance to $355,130 as of March 31, 2015, a premium of $37,411 to its amortized cost, compared to the $7,134 unrealized appreciation recorded at June 30, 2014.
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
On March 31, 2014, we acquired a controlling interest in Harbortouch for $147,898 in cash and 2,306,294 unregistered shares of our common stock. We funded $130,796 of senior secured term debt, $123,000 of subordinated term debt and $24,898 of equity at closing. As part of the transaction, we received $7,536 of structuring fee income from Harbortouch. On April 1, 2014, we restructured our investment in Harbortouch and $14,226 of equity was converted into additional debt investment. On September 30, 2014, we made a $26,431 follow-on investment in Harbortouch to support an acquisition. As part of the transaction, we received $529 of structuring fee income and $50 of amendment fee income from Harbortouch which was recorded as other income. On December 19, 2014, we made an additional $1,292 equity investment in Harbortouch Class C voting units. As of March 31, 2015, we own 100% of the Class C voting units of Harbortouch, which provide for a 53.5% residual profits allocation.
Due to favorable industry trends that resulted in higher EBITDA multiples and a corresponding increase in Harbortouch’s enterprise value, the Board of Directors increased the fair value of our investment in Harbortouch to $330,272 as of March 31, 2015, a premium of $30,633 to its amortized cost, compared to the $12,620 unrealized appreciation recorded at June 30, 2014.
National Property REIT Corp.
NPRC is a Maryland corporation and a qualified REIT for federal income tax purposes. NPRC was formed to hold for investment, operate, finance, lease, manage, and sell a portfolio of real estate assets and engage in any and all other activities as may be necessary, incidental or convenient to carry out the foregoing. NPRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties. NPRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity. Additionally, through its wholly-owned subsidiaries, NPRC invests in online consumer loans. As of March 31, 2015, we own 100% of the fully-diluted common equity of NPRC.

During the nine months ended March 31, 2015, we provided $135,075 and $39,425 of debt and equity financing, respectively, to NPRC to enable certain of its wholly-owned subsidiaries to invest in online consumer loans. In addition, during the nine months ended March 31, 2015, we received partial repayments of $31,365 of the NPRC loan previously outstanding and $5,577 as a return of capital on the equity investment in NPRC.
The online consumer loan investments held by certain of NPRC’s wholly-owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $35, with fixed interest rates and fixed terms of either 36 or 60 months. As of March 31, 2015, the investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries had a fair value of $262,250. The average outstanding individual loan balance is approximately $9 and the loans mature on dates ranging from October 31, 2016 to March 30, 2020. Fixed interest rates range from 6.0% to 29.0% with a weighted-average current interest rate of 19.4%.
During the nine months ended March 31, 2015, we provided $11,810 and $2,061 of debt and equity financing, respectively, to NPRC for the acquisition of real estate properties. During the nine months ended March 31, 2015, APRC and UPRC transferred their investments in certain properties to NPRC. As a result, our investments in APRC and UPRC related to these properties also transferred to NPRC. The investments transferred consisted of $11,518 of equity and $75,030 of debt. There was no gain or loss realized on these transactions. As of March 31, 2015, our investment in NPRC had an amortized cost of $367,672 and a fair value of $389,801.
As of March 31, 2015, NPRC’s real estate portfolio was comprised of ten multi-family properties and thirteen commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of March 31, 2015.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	146 Forest Parkway, LLC	Forest Park, GA	10/24/2012	$7,400	$—
2	NPRC Carroll Resort, LLC	Pembroke Pines, FL	6/24/2013	225,000	157,500
3	APH Carroll 41, LLC	Marietta, GA	11/1/2013	30,600	22,173
4	Matthews Reserve II, LLC	Matthews, NC	11/19/2013	22,063	17,571
5	City West Apartments II, LLC	Orlando, FL	11/19/2013	23,562	18,533
6	Vinings Corner II, LLC	Smyrna, GA	11/19/2013	35,691	26,640
7	Uptown Park Apartments II, LLC	Altamonte Springs, FL	11/19/2013	36,590	27,471
8	Mission Gate II, LLC	Plano, TX	11/19/2013	47,621	36,148
9	St. Marin Apartments II, LLC	Coppell, TX	11/19/2013	73,078	53,863
10	APH Carroll Bartram Park, LLC	Jacksonville, FL	12/31/2013	38,000	28,500
11	APH Carroll Atlantic Beach, LLC	Atlantic Beach, FL	1/31/2014	13,025	8,951
12	23 Mile Road Self Storage, LLC	Chesterfield, MI	8/19/2014	5,804	4,350
13	36th Street Self Storage, LLC	Wyoming, MI	8/19/2014	4,800	3,600
14	Ball Avenue Self Storage, LLC	Grand Rapids, MI	8/19/2014	7,281	5,460
15	Ford Road Self Storage, LLC	Westland, MI	8/29/2014	4,642	3,480
16	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	4,458	3,345
17	Ann Arbor Kalamazoo Self Storage, LLC	Scio, MI	8/29/2014	8,927	6,695
18	Ann Arbor Kalamazoo Self Storage, LLC	Kalamazoo, MI	8/29/2014	2,363	1,775
19	Jolly Road Self Storage, LLC	Okemos, MI	1/16/2015	7,492	5,620
20	Eaton Rapids Road Self Storage, LLC	Lansing West, MI	1/16/2015	1,741	1,305
21	Haggerty Road Self Storage, LLC	Novi, MI	1/16/2015	6,700	5,025
22	Waldon Road Self Storage, LLC	Lake Orion, MI	1/16/2015	6,965	5,225
23	Tyler Road Self Storage, LLC	Ypsilanti, MI	1/16/2015	3,507	2,630
				$617,310	$445,860
Due to an increase in same property values driven by an increase in net operating income and a decrease in observed market capitalization rates for the properties, the Board of Directors increased the fair value of our investment in NPRC to $389,801 as of March 31, 2015, a premium of $22,129 to its amortized cost, compared to the $2,088 unrealized depreciation recorded at June 30, 2014.

United Property REIT Corp.
UPRC is a Delaware limited liability company and a qualified REIT for federal income tax purposes. UPRC was formed to hold for investment, operate, finance, lease, manage, and sell a portfolio of real estate assets and engage in any and all other activities as may be necessary, incidental or convenient to carry out the foregoing. UPRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties. UPRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity. As of March 31, 2015, we own 100% of the fully-diluted common equity of UPRC.
During the nine months ended March 31, 2015, we provided $48,473 and $8,172 of debt and equity financing, respectively, to UPRC for the acquisition of certain properties. On October 23, 2014, UPRC transferred its investments in certain properties to NPRC. As a result, our investment in UPRC related to these properties also transferred to NPRC. The investments transferred consisted of $1,281 of equity and $9,444 of debt. There was no gain or loss realized on these transactions. As of March 31, 2015, our investment in UPRC had an amortized cost of $70,165 and a fair value of $81,918.
As of March 31, 2015, UPRC’s real estate portfolio was comprised of fifteen multi-families properties and one commercial property. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by UPRC as of March 31, 2015.

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
Due to an increase in same property values driven by an increase in net operating income and a decrease in observed market capitalization rates for the properties, the Board of Directors increased the fair value of our investment in UPRC to $81,918 as of March 31, 2015, a premium of $11,753 to its amortized cost, compared to the $426 unrealized appreciation recorded at June 30, 2014.
Valley Electric Company, Inc.
We own 94.99% of Valley Electric Company, Inc. (“Valley Electric”) as of March 31, 2015. Valley Electric owns 100% of the equity of VE Company, Inc., which owns 100% of the equity of Valley Electric Co. of Mt. Vernon, Inc. (“Valley”). Valley is a leading provider of specialty electrical services in the state of Washington and is among the top 50 electrical contractors in the U.S. The company, with its headquarters in Everett, Washington, offers a comprehensive array of contracting services, primarily for commercial, industrial, and transportation infrastructure applications, including new installation, engineering and design, design-build, traffic lighting and signalization, low to medium voltage power distribution, construction management, energy management and control systems, 24-hour electrical maintenance and testing, as well as special projects and tenant improvement services. Valley was founded in 1982 by the Ward family, who held the company until the end of 2012.

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
Due to soft operating results, the Board of Directors decreased the fair value of our investment in Valley Electric to $32,110 as of March 31, 2015, a discount of $26,204 from its amortized cost, compared to the $23,304 unrealized depreciation recorded at June 30, 2014.
Equity positions in the portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results. Several of our controlled companies experienced such volatility and we recorded corresponding fluctuations in valuations during the nine months ended March 31, 2015. See above for discussions regarding the fluctuations in APRC, First Tower, Harbortouch, NPRC, and UPRC. During the nine months ended March 31, 2015, the value of our investment in CP Energy Services Inc. (“CP Energy”) decreased by $29,555 as a result of depressed earnings resulting from softness of the energy markets; Gulf Coast Machine & Supply Company (“Gulf Coast”) decreased by $11,760 due to a decline in operating results; and R-V Industries, Inc. (“R-V”) decreased by $15,995 due to lower sales profitability. In total, thirteen of the controlled investments are valued at the original investment amounts or higher, and six of the controlled investments have been valued at discounts to the original investment. Overall, at March 31, 2015, control investments are valued at $35,707 above their amortized cost.
We hold one affiliate investment at March 31, 2015. Our affiliate portfolio company did not experience a significant change in valuation during the nine months ended March 31, 2015.
With the non-control/non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is generally limited on the high side to each loan’s par value, plus any prepayment premia that could be imposed. Many of the debt investments in this category have not experienced a significant change in value, as they were previously valued at or near par value. Non-control/non-affiliate investments did not experience significant changes and are generally performing as expected or better than expected. During the nine months ended March 31, 2015, the value of one of our non-control/non-affiliate investments, Edmentum, Inc. (“Edmentum”), depreciated by $24,855 due to a decline in operating results. Overall, at March 31, 2015, non-control/non-affiliate investments are valued at $23,865 below their amortized cost.
Capitalization
Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt as of March 31, 2015 consists of: a Revolving Credit Facility availing us of the ability to borrow debt subject to borrowing base determinations; Convertible Notes which we issued in December 2010, February 2011, April 2012, August 2012, December 2012 and April 2014; Public Notes which we issued in May 2012, March 2013 and April 2014; and Prospect Capital InterNotes® which we may issue from time to time. Our equity capital is comprised entirely of common equity.
The following table shows the maximum draw amounts and outstanding borrowings of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of March 31, 2015 and June 30, 2014.

	March 31, 2015		June 30, 2014
	Maximum Draw Amount	Amount Outstanding	Maximum Draw Amount	Amount Outstanding
Revolving Credit Facility	$885,000	$317,700	$857,500	$92,000
Convertible Notes	1,239,500	1,239,500	1,247,500	1,247,500
Public Notes	648,045	648,045	647,881	647,881
Prospect Capital InterNotes®	778,718	778,718	785,670	785,670
Total	$3,551,263	$2,983,963	$3,538,551	$2,773,051

The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of March 31, 2015.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$317,700	$—	$—	$317,700	$—
Convertible Notes	1,239,500	150,000	497,500	200,000	392,000
Public Notes	648,045	—	—	300,000	348,045
Prospect Capital InterNotes®	778,718	—	45,750	276,962	456,006
Total Contractual Obligations	$2,983,963	$150,000	$543,250	$1,094,662	$1,196,051
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
Historically, we have funded a portion of our cash needs through borrowings from banks, issuances of senior securities, including secured, unsecured and convertible debt securities, or issuances of common equity. For flexibility, we maintain a universal shelf registration statement that allows for the public offering and sale of our debt securities, common stock, preferred stock, subscription rights, and warrants and units to purchase such securities in an amount up to $5,000,000 less issuances to date. As of March 31, 2015, we can issue up to $4,873,355 of additional debt and equity securities in the public market under this shelf registration. We may from time to time issue securities pursuant to the shelf registration statement or otherwise pursuant to private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.
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
Revolving Credit Facility
On March 27, 2012, we closed on an extended and expanded credit facility with a syndicate of lenders through PCF (the “2012 Facility”). The lenders had extended commitments of $857,500 under the 2012 Facility as of June 30, 2014, which was increased to $877,500 in July 2014. The 2012 Facility included an accordion feature which allowed commitments to be increased up to $1,000,000 in the aggregate. Interest on borrowings under the 2012 Facility was one-month LIBOR plus 275 basis points with no minimum LIBOR floor. Additionally, the lenders charged a fee on the unused portion of the 2012 Facility equal to either 50 basis points if at least half of the credit facility is drawn or 100 basis points otherwise.
On August 29, 2014, we renegotiated the 2012 Facility and closed an expanded five and a half year revolving credit facility (the “2014 Facility” and collectively with the 2012 Facility, the “Revolving Credit Facility”). The lenders have extended commitments of $885,000 under the 2014 Facility as of March 31, 2015. The 2014 Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The revolving period of the 2014 Facility extends through March 2019, with an additional one year amortization period (with distributions allowed) after the completion of the revolving period. During such one year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one year amortization period, the remaining balance will become due, if required by the lenders.

The 2014 Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The 2014 Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the 2014 Facility. The 2014 Facility also requires the maintenance of a minimum liquidity requirement. As of March 31, 2015, we were in compliance with the applicable covenants.
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
As of March 31, 2015 and June 30, 2014, we had $739,066 and $780,620, respectively, available to us for borrowing under the Revolving Credit Facility, of which the amount outstanding was $317,700 and $92,000, respectively. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $885,000. As of March 31, 2015, the investments used as collateral for the Revolving Credit Facility had an aggregate fair value of $1,609,258, which represents 24.2% of our total investments and money market funds. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and as such, these investments are not available to our general creditors. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $8,885 of new fees and $3,539 of fees carried over for continuing participants from the previous facility, which are being amortized over the term of the facility in accordance with ASC 470-50, of which $10,983 remains to be amortized and is included within deferred financing costs on the Consolidated Statement of Assets and Liabilities as of March 31, 2015. In accordance with ASC 470-50, we expensed $332 of fees relating to credit providers in the 2012 Facility who did not commit to the 2014 Facility.

During the three months ended March 31, 2015 and March 31, 2014, we recorded $3,545 and $3,243, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense. During the nine months ended March 31, 2015 and March 31, 2014, we recorded $10,803 and $8,319, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
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
On February 18, 2011, we issued $172,500 aggregate principal amount of convertible notes that mature on August 15, 2016 (the “2016 Notes”), unless previously converted or repurchased in accordance with their terms. The 2016 Notes bear interest at a rate of 5.50% per year, payable semi-annually on February 15 and August 15 of each year, beginning August 15, 2011. Total proceeds from the issuance of the 2016 Notes, net of underwriting discounts and offering costs, were $167,325. Between January 30, 2012 and February 2, 2012, we repurchased $5,000 aggregate principal amount of the 2016 Notes at a price of 97.5, including commissions. The transactions resulted in our recognizing $10 of loss in the year ended June 30, 2012.
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

On April 11, 2014, we issued $400,000 aggregate principal amount of convertible notes that mature on April 15, 2020 (the “2020 Notes”), unless previously converted or repurchased in accordance with their terms. The 2020 Notes bear interest at a rate of 4.75% per year, payable semi-annually on April 15 and October 15 each year, beginning October 15, 2014. Total proceeds from the issuance of the 2020 Notes, net of underwriting discounts and offering costs, were $387,500. On January 30, 2015, we repurchased $8,000 aggregate principal amount of the 2020 Notes at a price of 93.0, including commissions. As a result of this transaction, we recorded a gain in the amount of the difference between the reacquisition price and the net carrying amount of the 2020 Notes, net of the proportionate amount of unamortized debt issuance costs. The net gain on extinguishment of debt we recorded in the three and nine months ended March 31, 2015 was $342.
Certain key terms related to the convertible features for the 2015 Notes, the 2016 Notes, the 2017 Notes, the 2018 Notes, the 2019 Notes and the 2020 Notes (collectively, the “Convertible Notes”) are listed below.

	2015 Notes	2016 Notes	2017 Notes	2018 Notes	2019 Notes	2020 Notes
Initial conversion rate(1)	88.0902	78.3699	85.8442	82.3451	79.7766	80.6647
Initial conversion price	$11.35	$12.76	$11.65	$12.14	$12.54	$12.40
Conversion rate at March 31, 2015(1)(2)	89.9752	80.2196	86.9426	83.6661	79.8248	80.6647
Conversion price at March 31, 2015(2)(3)	$11.11	$12.47	$11.50	$11.95	$12.53	$12.40
Last conversion price calculation date	12/21/2014	2/18/2015	4/16/2014	8/14/2014	12/21/2014	4/11/2014
Dividend threshold amount (per share)(4)	$0.101125	$0.101150	$0.101500	$0.101600	$0.110025	$0.110525

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at March 31, 2015 was calculated on the last anniversary of the issuance and will be adjusted again on the next anniversary, unless the exercise price shall have changed by more than 1% before the anniversary.

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
In connection with the issuance of the Convertible Notes, we incurred $39,167 of fees which are being amortized over the terms of the notes, of which $22,462 remains to be amortized and is included within deferred financing costs on the Consolidated Statement of Assets and Liabilities as of March 31, 2015.
During the three months ended March 31, 2015 and March 31, 2014, we recorded $18,572 and $13,378, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense. During the nine months ended March 31, 2015 and March 31, 2014, we recorded $55,776 and $40,048, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.
Public Notes
On May 1, 2012, we issued $100,000 aggregate principal amount of unsecured notes that mature on November 15, 2022 (the “2022 Notes”). The 2022 Notes bear interest at a rate of 6.95% per year, payable quarterly on February 15, May 15, August 15 and November 15 of each year, beginning August 15, 2012. Total proceeds from the issuance of the 2022 Notes, net of underwriting discounts and offering costs, were $97,000. On April 10, 2015, we provided notice of our intent to redeem 100% of the 2022 Notes outstanding (see Recent Developments).
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
In connection with the issuance of the Public Notes, we incurred $11,367 of fees which are being amortized over the term of the notes, of which $9,507 remains to be amortized and is included within deferred financing costs on the Consolidated Statement of Assets and Liabilities as of March 31, 2015.
During the three months ended March 31, 2015 and March 31, 2014, we recorded $9,493 and $5,591, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense. During the nine months ended March 31, 2015 and March 31, 2014, we recorded $28,440 and $16,764, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
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
During the nine months ended March 31, 2015, we issued $74,967 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $73,730. These notes were issued with stated interest rates ranging from 4.25% to 4.75% with a weighted average interest rate of 4.58%. These notes mature between May 15, 2020 and September 15, 2020. All notes issued during the nine months ended March 31, 2015 mature 5.5 years from the original date of issuance.

During the nine months ended March 31, 2014, we issued $407,208 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $400,062. These notes were issued with stated interest rates ranging from 3.75% to 6.75% with a weighted average interest rate of 5.14%. These notes mature between October 15, 2016 and October 15, 2043. The following table summarizes the Prospect Capital InterNotes® issued during the nine months ended March 31, 2014.

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
	$407,208
During the nine months ended March 31, 2015, we redeemed $76,931 aggregate principal amount of our Prospect Capital InterNotes® at par with a weighted average interest rate of 6.06% in order to replace debt with higher interest rates with debt with lower interest rates. As a result of these transactions, we recorded a loss in the amount of the difference between the reacquisition price and the net carrying amount of the Prospect Capital InterNotes®, net of the proportionate amount of unamortized debt issuance costs. The net loss on extinguishment of debt we recorded in the three and nine months ended March 31, 2015 was $1,220 and $1,556, respectively. During the nine months ended March 31, 2015, we repaid $4,988 aggregate principal amount of our Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus.
The following table summarizes the Prospect Capital InterNotes® outstanding as of March 31, 2015.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$5,710	4.00%	4.00%	October 15, 2016
3.5	3,109	4.00%	4.00%	April 15, 2017
4	45,690	3.75%–4.00%	3.92%	November 15, 2017 – May 15, 2018
5	212,784	4.25%–5.00%	4.91%	July 15, 2018 – August 15, 2019
5.5	78,787	4.25%–5.00%	4.60%	February 15, 2019 – September 15, 2020
6.5	1,800	5.50%	5.50%	February 15, 2020
7	185,497	4.00%–5.85%	5.13%	September 15, 2019 – May 15, 2021
7.5	1,996	5.75%	5.75%	February 15, 2021
10	36,925	3.27%–7.00%	6.11%	March 15, 2022 – May 15, 2024
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	17,400	5.00%–6.00%	5.14%	May 15, 2028 – November 15, 2028
18	22,804	4.125%–6.25%	5.52%	December 15, 2030 – August 15, 2031
20	4,630	5.75%–6.00%	5.90%	November 15, 2032 – October 15, 2033
25	36,579	6.25%–6.50%	6.39%	August 15, 2038 – May 15, 2039
30	122,029	5.50%–6.75%	6.23%	November 15, 2042 – October 15, 2043
	$778,718

During the nine months ended March 31, 2014, we repaid $3,341 aggregate principal amount of our Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. During the year ended June 30, 2014, we repaid $6,869 aggregate principal amount of our Prospect Capital InterNotes® in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. In connection with the issuance of the 5.00% 2019 Notes, $45,000 of previously-issued Prospect Capital InterNotes® were exchanged for the 5.00% 2019 Notes.
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
	$785,670
In connection with the issuance of the Prospect Capital InterNotes®, we incurred $19,936 of fees which are being amortized over the term of the notes, of which $17,966 remains to be amortized and is included within deferred financing costs on the Consolidated Statement of Assets and Liabilities as of March 31, 2015.
During the three months ended March 31, 2015 and March 31, 2014, we recorded $10,603 and $9,535, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense. During the nine months ended March 31, 2015 and March 31, 2014, we recorded $32,352 and $23,279, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.
Net Asset Value
During the nine months ended March 31, 2015, we issued $156,699 of additional equity, net of underwriting and offering costs, by issuing 16,034,804 shares of our common stock. During the nine months ended March 31, 2015, we sold 14,845,556 shares of our common stock at an average price of $9.89 per share, and raised $146,827 of gross proceeds, under our ATM Program. Net proceeds were $145,500 after commissions to the broker-dealer on shares sold and offering costs. During the nine months ended March 31, 2015, we issued 1,189,248 shares of our common stock in connection with the dividend reinvestment plan. The following table shows the calculation of net asset value per share as of March 31, 2015 and June 30, 2014.

	March 31, 2015	June 30, 2014
Net assets	$3,694,588	$3,618,182
Shares of common stock issued and outstanding	358,661,441	342,626,637
Net asset value per share	$10.30	$10.56

Results of Operations
Net increase in net assets resulting from operations for the three months ended March 31, 2015 and March 31, 2014 was $81,492 and $82,101, respectively. These results are relatively stable from year to year, but have significant fluctuations within the components of the change. The significant increase in the asset base resulted in an additional $28,617 of interest income which was offset by increased interest costs from the leverage utilized of $10,466 and increased base management fees of $4,970. Also reducing the net increase in net assets resulting from operations for the three months ended March 31, 2015 versus March 31, 2014 were significant declines in the dividends received from Credit Central and Nationwide, and a decrease in other income of $21,375. The decrease in other income is primarily from a reduction in structuring fees from lower origination levels and purchases of online consumer and commercial loans, which do not generate structuring fees. (See “Investment Income” for more details on our originations in each period.) These decreases were partially offset by an $11,351 favorable decrease in net realized and unrealized losses on investments. (See “Net Realized Gains (Losses)” and “Net Change in Unrealized Appreciation (Depreciation)” for further discussion.)
Net increase in net assets resulting from operations for the three months ended March 31, 2015 and March 31, 2014 was $0.23 and $0.26 per weighted average share, respectively. During the three months ended March 31, 2015, the decrease is primarily due to a $0.07 per weighted average share decrease in other income driven by reduced structuring fees and a $0.02 per weighted average share increase in interest and credit facility expenses. These decreases were partially offset by a $0.04 per weighted average share favorable decrease in net realized and unrealized losses on investments and a $0.02 per weighted average share decrease in income incentive fees.
Net increase in net assets resulting from operations for the nine months ended March 31, 2015 and March 31, 2014 was $251,570 and $247,363, respectively. These results are again relatively stable from year to year, but have significant fluctuations within the components of the change. The significant increase in the asset base resulted in an additional $116,047 of interest income which was offset by increased interest costs from the leverage utilized of $38,961 and increased base management fees of $24,049. Also reducing the net increase in net assets resulting from operations for the nine months ended March 31, 2015 versus March 31, 2014 were significant declines in the dividends received from Airmall, Credit Central and Nationwide, and a decrease in other income of $35,280. The decrease in other income is primarily from a reduction in structuring fees from lower origination levels and purchases of online consumer and commercial loans, which do not generate structuring fees. (See “Investment Income” for more details on our originations in each period.) These decreases were partially offset by a $5,267 favorable decrease in net realized and unrealized losses on investments. (See “Net Realized Gains (Losses)” and “Net Change in Unrealized Appreciation (Depreciation)” for further discussion.)
Net increase in net assets resulting from operations for the nine months ended March 31, 2015 and March 31, 2014 was $0.71 and $0.86 per weighted average share, respectively. During the nine months ended March 31, 2015, the decrease is primarily due to a $0.15 per weighted average share decrease in other income driven by reduced structuring fees and a $0.07 per weighted average share decrease in dividend income received from our investments in Airmall, Credit Central and Nationwide. These decreases were partially offset by a $0.05 per weighted average share decrease in income incentive fees and a $0.02 per weighted average share favorable decrease in net realized and unrealized losses on investments.
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
Investment income, which consists of interest income, including accretion of loan origination fees and prepayment penalty fees, dividend income and other income, including settlement of net profits interests, overriding royalty interests and structuring fees, was $191,350 and $190,327 for the three months ended March 31, 2015 and March 31, 2014, respectively. Investment income was $592,254 and $529,451 for the nine months ended March 31, 2015 and March 31, 2014, respectively. During the three and nine months ended March 31, 2015, the increase in investment income is primarily the result of a larger income producing portfolio.
The following table describes the various components of investment income and the related levels of debt investments:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Interest income	$184,993	$156,376	$557,947	$441,900
Dividend income	1,371	7,590	5,607	23,571
Other income	4,986	26,361	28,700	63,980
Total investment income	$191,350	$190,327	$592,254	$529,451

Average debt principal of performing investments	$6,248,211	$4,959,427	$6,161,906	$4,536,199
Weighted average interest rate earned on performing assets	11.84%	12.61%	11.90%	12.80%
Average interest income producing assets increased from $4,959,427 for the three months ended March 31, 2014 to $6,248,211 for the three months ended March 31, 2015. The average interest earned on interest bearing performing assets decreased from 12.61% for the three months ended March 31, 2014 to 11.84% for the three months ended March 31, 2015. Average interest income producing assets increased from $4,536,199 for the nine months ended March 31, 2014 to $6,161,906 for the nine months ended March 31, 2015. The average interest earned on interest bearing performing assets decreased from 12.80% for the nine months ended March 31, 2014 to 11.90% for the nine months ended March 31, 2015. The decrease in returns during the respective periods is primarily due to originations at lower rates than our average existing portfolio yield and, to a lesser extent, a decline in prepayment penalty income.
Investment income is also generated from dividends and other income. Dividend income decreased from $7,590 for the three months ended March 31, 2014 to $1,371 for the three months ended March 31, 2015. The decrease in dividend income is primarily attributed to a $1,841 and $3,861 decrease in the level of dividends received from our investments in Credit Central and Nationwide, respectively. We received dividends of $159 and $2,000 from Credit Central during the three months ended March 31, 2015 and March 31, 2014, respectively. We received dividends of $1,139 and $5,000 from Nationwide during the three months ended March 31, 2015 and March 31, 2014, respectively. The dividends received from Credit Central and Nationwide during the three months ended March 31, 2014 include distributions as part of follow-on financings in March 2014 for which we provided an additional $2,500 and $4,000, respectively.
Dividend income decreased from $23,571 for the nine months ended March 31, 2014 to $5,607 for the nine months ended March 31, 2015. The decrease in dividend income is primarily attributed to a $12,000 decrease in the level of dividends received from our investment in Airmall. We received dividends of $12,000 from Airmall during the nine months ended March 31, 2014. No such dividends were received during the nine months ended March 31, 2015 related to our investment in Airmall. The decrease in dividend income is further attributed to a $4,841 and $2,556 decrease in the level of dividends received from our investments in Credit Central and Nationwide, respectively. We received dividends of $159 and $5,000 from Credit Central during the nine months ended March 31, 2015 and March 31, 2014, respectively. We received dividends of $2,444 and $5,000 from Nationwide during the nine months ended March 31, 2015 and March 31, 2014, respectively. The decrease in dividend income was partially offset by dividends of $1,929 received from our investment in First Tower during the nine months ended March 31, 2015. No dividends were received from First Tower during the nine months ended March 31, 2014.

Other income has come primarily from structuring fees, royalty interests, and settlement of net profits interests. Income from other sources decreased from $26,361 for the three months ended March 31, 2014 to $4,986 for the three months ended March 31, 2015. The decrease is primarily due to a $21,292 decrease in structuring fees. These fees are primarily generated from originations and will fluctuate as levels of originations and types of loan originations fluctuate. The decrease is primarily from a reduction in structuring fees from lower origination levels and purchases of online consumer and commercial loans, which do not generate structuring fees. Total originations decreased from $1,343,256 in the three months ended March 31, 2014 to $219,111 in the three months ended March 31, 2015. During the three months ended March 31, 2014 and March 31, 2015, total originations included $17,320 and $88,249, respectively, of investments in online consumer and commercial loans. As a result, structuring fees fell from $24,659 in the three months ended March 31, 2014 to $3,367 in the three months ended March 31, 2015. The structuring fees recognized during the three months ended March 31, 2015 resulted from follow-on investments in existing portfolio companies, primarily from our investments in IWCO, NPRC, and PrimeSport, as discussed above.
Income from other sources decreased from $63,980 for the nine months ended March 31, 2014 to $28,700 for the nine months ended March 31, 2015. The decrease is primarily due to a $28,511 decrease in structuring fees. These fees are primarily generated from originations and will fluctuate as levels of originations and types of originations fluctuate. The decrease is primarily from a reduction in structuring fees from lower origination levels and purchases of online consumer and commercial loans, which do not generate structuring fees. Total originations decreased from $2,508,252 in the nine months ended March 31, 2014 to $1,629,021 in the nine months ended March 31, 2015. During the nine months ended March 31, 2014 and March 31, 2015, total originations included $28,320 and $236,654, respectively, of investments in online consumer and commercial loans. As a result, structuring fees fell from $52,673 in the nine months ended March 31, 2014 to $24,162 in the nine months ended March 31, 2015. Included within the $24,162 of structuring fees recognized during the nine months ended March 31, 2015 is a $3,000 fee from Airmall related to the sale of the operating company for which a fee was received in August 2014 and a $2,000 fee from Ajax related to the sale of the operating company for which a fee was received in October 2014. The remaining $19,162 of structuring fees recognized during the nine months ended March 31, 2015 resulted from follow-on investments in existing portfolio companies and new originations, primarily from our investments in InterDent, IWCO, Pacific World, PrimeSport, Trinity, and UPRC, as discussed above. To a lesser extent, the decrease in other income resulted from a decrease in miscellaneous income due to the receipt of $5,000 of legal cost reimbursement from a litigation settlement during the nine months ended March 31, 2014 which had been expensed in prior years. No such income was received during the nine months ended March 31, 2015.
Operating Expenses
Our primary operating expenses consist of investment advisory fees (base management and income incentive fees), borrowing costs, legal and professional fees and other operating and overhead-related expenses. These expenses include our allocable portion of overhead under the Administration Agreement with Prospect Administration under which Prospect Administration provides administrative services and facilities for us. Our investment advisory fees compensate the Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions. Operating expenses were $103,909 and $91,804 for the three months ended March 31, 2015 and March 31, 2014, respectively. Operating expenses were $319,025 and $256,376 for the nine months ended March 31, 2015 and March 31, 2014, respectively.
The base management fee was $33,679 and $28,709 for the three months ended March 31, 2015 and March 31, 2014, respectively, holding consistent at $0.09 per weighted average share. The $4,970 increase is directly related to our growth in total assets. The base management fee was $100,878 and $76,829 for the nine months ended March 31, 2015 and March 31, 2014, respectively ($0.29 and $0.27 per weighted average share, respectively). The $24,049 increase is directly related to our growth in total assets and the $0.02 per weighted average share increase is also attributable to our increase in leverage.
For the three months ended March 31, 2015 and March 31, 2014, we incurred $21,860 and $24,631 of income incentive fees, respectively ($0.06 and $0.08 per weighted average share, respectively). This decrease was driven by a corresponding decrease in pre-incentive fee net investment income from $123,154 for the three months ended March 31, 2014 to $109,301 for the three months ended March 31, 2015 ($0.39 and $0.30 per weighted average share, respectively), primarily due to a decrease in dividend and other income. For the nine months ended March 31, 2015 and March 31, 2014, we incurred $68,307 and $68,269 of income incentive fees, respectively ($0.19 and $0.24 per weighted average share, respectively). Income income fees remained stable year-over-year on a dollars basis, but the per share decrease was driven by a corresponding decrease in pre-incentive fee net investment income from $1.19 per weighted average share for the nine months ended March 31, 2014 to $0.97 per weighted average share for the nine months ended March 31, 2015, primarily due to a decrease in dividend and other income. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
During the three months ended March 31, 2015 and March 31, 2014, we incurred $42,213 and $31,747, respectively, of expenses related to our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Notes”). During the nine months ended March 31, 2015 and March 31, 2014, we incurred $127,371 and $88,410, respectively, of expenses related to our Notes. These expenses are related directly to the leveraging capacity put into place for each of those periods and the levels of indebtedness actually undertaken in those periods.

The table below describes the various expenses of our Notes and the related indicators of leveraging capacity and indebtedness during these periods.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Interest on borrowings	$37,605	$27,206	$112,319	$75,826
Amortization of deferred financing costs	2,913	2,812	9,601	7,810
Accretion of discount on Public Notes	47	45	164	133
Facility commitment fees	1,648	1,684	5,287	4,641
Total interest and credit facility expenses	$42,213	$31,747	$127,371	$88,410

Average principal debt outstanding	$2,879,132	$1,921,384	$2,819,457	$1,756,678
Weighted average stated interest rate on borrowings(1)	5.22%	5.66%	5.31%	5.76%
Weighted average interest rate on borrowings(2)	5.86%	6.61%	6.02%	6.71%
Revolving Credit Facility amount at beginning of period	$810,000	$650,000	$857,500	$552,500

(1)	Includes only the stated interest expense.

(2)	Includes the stated interest expense, amortization of deferred financing costs, accretion of discount on Public Notes and commitment fees on the undrawn portion of our Revolving Credit Facility.
The increase in interest expense for the three and nine months ended March 31, 2015 is primarily due to utilizing more debt including the issuance of additional Prospect Capital InterNotes®, the 5.00% 2019 Notes, and the 2020 Notes for which we incurred an incremental $10,095 and $36,218 of collective interest expense, respectively. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) decreased from 5.66% for the three months ended March 31, 2014 to 5.22% for the three months ended March 31, 2015. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) decreased from 5.76% for the nine months ended March 31, 2014 to 5.31% for the nine months ended March 31, 2015. This decrease is primarily due to issuances of debt at lower rates.
The allocation of overhead expense from Prospect Administration was $6,021 and $3,986 for the three months ended March 31, 2015 and March 31, 2014, respectively. The allocation of overhead expense from Prospect Administration was $14,772 and $11,958 for the nine months ended March 31, 2015 and March 31, 2014, respectively. During the three and nine months ended March 31, 2015, Prospect Administration received payments of $3,037 and $6,358, respectively, directly from our portfolio companies for legal, tax and portfolio level accounting services. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration, resulting in net overhead expense of $2,984 and $8,414 during the three and nine months ended March 31, 2015, respectively. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by these amounts. As our portfolio continues to grow, we expect Prospect Administration to continue to increase the size of its administrative and financial staff.
Excise tax expense was $1,000 and $3,000 for the three and nine months ended March 31, 2014, respectively. There was an excise tax benefit of $793 for the three months ended March 31, 2015, and an excise tax expense of $982 for the nine months ended March 31, 2015. We are in the process of amending our historical excise tax returns, which resulted in a reversal of $793 of previously recognized expense during the three months ended March 31, 2015. We previously paid $4,500 of excise taxes for the undistributed ordinary income retained at December 31, 2012. As of March 31, 2014 and March 31, 2015, we had a deposit with the IRS of $1,218 for excise taxes as we had made excise tax payments in excess of the excise tax liability through March 31, 2014 and March 31, 2015, respectively.
Total operating expenses, net of investment advisory fees, interest and credit facility expenses, allocation of overhead from Prospect Administration and excise tax (“Other Operating Expenses”) were $3,966 and $1,731 for the three months ended March 31, 2015 and March 31, 2014, respectively, holding consistent at $0.01 per weighted average share outstanding. Other Operating Expenses were $13,073 and $7,910 for the nine months ended March 31, 2015 and March 31, 2014, respectively. The increase of $5,163 during the nine months ended March 31, 2015 is primarily due to an increase in our legal fees related to the discussions with the SEC regarding consolidation and an increase in our investor relations expense due to increased proxy costs incurred for our larger investor base.

Net Investment Income
Net investment income represents the difference between investment income and operating expenses. Net investment income was $87,441 and $98,523 for the three months ended March 31, 2015 and March 31, 2014, respectively. The significant increase in the asset base resulted in an additional $28,617 of interest income which was offset by increased interest costs from the leverage utilized of $10,466 and increased base management fees of $4,970. Also reducing net investment income for the three months ended March 31, 2015 versus March 31, 2014 were significant declines in the dividends received from Credit Central and Nationwide, and a decrease in other income of $21,375. The decrease in other income is primarily from a reduction in structuring fees from lower origination levels and purchases of online consumer and commercial loans, which do not generate structuring fees. (Refer to “Investment Income” and “Operating Expenses” above for further discussion.)
Net investment income for the three months ended March 31, 2015 and March 31, 2014 was $0.24 and $0.31 per weighted average share, respectively. During the three months ended March 31, 2015, the decrease is primarily due to a $0.07 per weighted average share decrease in other income driven by reduced structuring fees and a $0.02 per weighted average share increase in interest and credit facility expenses. These decreases were partially offset by a $0.02 per weighted average share decrease in income incentive fees.
Net investment income was $273,229 and $273,075 for the nine months ended March 31, 2015 and March 31, 2014, respectively. The significant increase in the asset base resulted in an additional $116,047 of interest income which was offset by increased interest costs from the leverage utilized of $38,961 and increased base management fees of $24,049. Also reducing net investment income for the nine months ended March 31, 2015 versus March 31, 2014 were significant declines in the dividends received from Airmall, Credit Central and Nationwide, and a decrease in other income of $35,280. The decrease in other income is primarily from a reduction in structuring fees from lower origination levels and purchases of online consumer and commercial loans, which do not generate structuring fees. (Refer to “Investment Income” and “Operating Expenses” above for further discussion.)
Net investment income for the nine months ended March 31, 2015 and March 31, 2014 was $0.78 and $0.95 per weighted average share, respectively. During the nine months ended March 31, 2015, the decrease is primarily due to a $0.15 per weighted average share decrease in other income driven by reduced structuring fees and a $0.07 per weighted average share decrease in dividend income received from our investments in Airmall, Credit Central and Nationwide. These decreases were partially offset by a $0.05 per weighted average share decrease in income incentive fees.
Net Realized Gains (Losses)
During the three months ended March 31, 2015 and March 31, 2014, we recognized net realized gains (losses) on investments of $4,704 and $(1,600), respectively. The net realized gain during the three months ended March 31, 2015 was primarily due to a distribution related to our investment in NRG Manufacturing, Inc. (“NRG”) for which we realized a gain $4,647. This gain was supplemented by other realized gains totaling $357, primarily from partial sales and the release of escrowed amounts due to us from other portfolio companies. These gains were partially offset by realized losses resulting from the impairments of certain investments for which we recognized total realized losses of $300.
During the three months ended March 31, 2015, we repurchased $8,000 aggregate principal amount of the 2020 Notes and redeemed $58,711 aggregate principal amount of our Prospect Capital InterNotes®. As a result of these transactions, we recognized net realized losses of $878. We did not repurchase or redeem any of our debt during the three months ended March 31, 2014.
During the nine months ended March 31, 2015 and March 31, 2014, we recognized net realized losses on investments of $150,973 and $3,482, respectively. The net realized loss during the nine months ended March 31, 2015 was primarily due to the sale of our investments in Airmall, Ajax, Borga and BXC for which we recognized total realized losses of $46,571, and the sale of four of our CLO investments for which we realized total losses of $15,561, as discussed above. During the nine months ended March 31, 2015, we determined that the impairments of several of our investments (e.g., Appalachian Energy, Change Clean Energy Company, Coalbed, Manx, New Century Transportation, Stryker Energy, Wind River Resources Corporation, and Yatesville Coal Company) were other-than-temporary and recorded total realized losses of $96,700 (which were previously recognized as unrealized losses) for the amount that the amortized cost exceeded the fair value. These losses were partially offset by net realized gains from the proceeds collected on warrants redeemed from Snacks Parent Corporation, litigation settlements, partial sales, and the release of escrowed amounts due to us from several portfolio companies, for which we recognized total realized gains of $7,859.
During the nine months ended March 31, 2015, we repurchased $8,000 aggregate principal amount of the 2020 Notes and redeemed $76,931 aggregate principal amount of our Prospect Capital InterNotes®. As a result of these transactions, we recognized net realized losses of $1,214. We did not repurchase or redeem any of our debt during the nine months ended March 31, 2014.

Net Change in Unrealized Appreciation (Depreciation)
Net change in unrealized depreciation was $9,775 and $14,822 for the three months ended March 31, 2015 and March 31, 2014, respectively. The variability in results is primarily due to the valuation of equity positions in our portfolio susceptible to significant changes in value, both increases as well as decreases, due to operating results. For the three months ended March 31, 2015, the $5,047 decrease in net change in unrealized depreciation was primarily the result of significant write-downs in our investments in CP Energy, Edmentum, Gulf Coast, and R-V. These instances of unrealized depreciation were partially offset by unrealized appreciation related to APRC, Echelon, First Tower, and UPRC.
Net change in unrealized appreciation (depreciation) was $130,528 and $(22,230) for the nine months ended March 31, 2015 and March 31, 2014, respectively. The variability in results is primarily due to the valuation of equity positions in our portfolio susceptible to significant changes in value, both increases as well as decreases, due to operating results. For the nine months ended March 31, 2015, the $152,758 increase in net change in unrealized appreciation was primarily the result of realizing losses that were previously unrealized related to the sale of our investments in Airmall, Ajax, Borga and BXC, and the impairment of certain investments for which we eliminated the unrealized depreciation balances related to these investments. We also experienced significant write-ups in our investments in First Tower, Harbortouch, and NPRC. These instances of unrealized appreciation were partially offset by unrealized depreciation related to CP Energy, Edmentum, Gulf Coast, R-V, and USES.
Financial Condition, Liquidity and Capital Resources
For the nine months ended March 31, 2015 and March 31, 2014, our operating activities used $88,389 and $1,547,828 of cash, respectively. There were no investing activities for the nine months ended March 31, 2015 and March 31, 2014. Financing activities provided $17,788 and $1,619,560 of cash during the nine months ended March 31, 2015 and March 31, 2014, respectively, which included dividend payments of $328,620 and $268,028, respectively.
Our primary uses of funds have been to continue to invest in portfolio companies, through both debt and equity investments, repay outstanding borrowings and to make cash distributions to holders of our common stock.
Our primary sources of funds have historically been issuances of debt and equity. More recently, we have and may continue to fund a portion of our cash needs through repayments and opportunistic sales of our existing investment portfolio. We may also securitize a portion of our investments in unsecured or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the nine months ended March 31, 2015, we borrowed $1,187,000 and made repayments totaling $961,300 under our Revolving Credit Facility. As of March 31, 2015, we had $317,700 outstanding on our Revolving Credit Facility, $1,239,500 outstanding on our Convertible Notes, Public Notes with a carrying value of $648,045 and $778,718 outstanding on our Prospect Capital InterNotes®. (See “Capitalization” above.)
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 2.00%. As of March 31, 2015 and June 30, 2014, we had $89,400 and $72,118, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies.
Our Board of Directors, pursuant to the Maryland General Corporation Law, executed Articles of Amendment to increase the number of shares authorized for issuance from 500,000,000 to 1,000,000,000 in the aggregate. The amendment became effective May 6, 2014.
On November 4, 2014, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $4,873,355 of additional debt and equity securities in the public market as of March 31, 2015.
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
On November 7, 2014, we entered into an ATM Program with BB&T Capital Markets, Goldman Sachs, KeyBanc Capital Markets, RBC Capital Markets and Santander Investment Securities through which we could sell, by means of at-the-market offerings from time to time, up to 50,000,000 shares of our common stock. During the period from November 12, 2014 through November 28, 2014, (with settlement dates of November 17, 2014 to December 3, 2014), we sold 5,354,581 shares of our common stock at an average price of $9.65 per share, and raised $51,678 of gross proceeds, under the ATM Program. Net proceeds were $51,000 after commissions to the broker-dealer on shares sold and offering costs. There have been no issuances under the ATM Program subsequent to December 3, 2014.

Off-Balance Sheet Arrangements
As of March 31, 2015, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than those which originate from 1) the investment advisory and management agreement and the administration agreement and 2) the portfolio companies.
Recent Developments
On April 2, 2015, we sold our $74,654 investment in American Broadband Holding Company. There was no gain or loss realized on the sale.
On April 8, 2015, we sold 60% of the outstanding principal balance of the senior secured Term Loan A investment in Trinity for $59,253. There was no gain or loss realized on the sale.
On April 10, 2015, Sandow Media, LLC repaid the $24,425 loan receivable to us.
On April 10, 2015, we provided notice of our intent to redeem $100,000 aggregate principal amount of the 2022 Notes on May 15, 2015. We expect to recognize approximately $2,599 of realized loss as a result of the call.
On April 11, 2015, we announced the then current conversion rate on the 2020 Notes as 80.6670 shares of common stock per $1 principal amount of the 2020 Notes converted, which is equivalent to a conversion price of approximately $12.40.
On April 15, 2015, we provided $48,500 of first lien senior secured financing, of which $43,500 was funded at closing, to USG Intermediate, LLC, an entrepreneur-owned direct marketing company.
On April 16, 2015, we made a $10,000 second lien secured debt investment in SESAC Holdco II LLC, a performance rights organization based in Nashville, Tennessee.
On April 16, 2015, Ikaria, Inc. repaid the $20,000 loan receivable to us.
On April 16, 2015, we announced the then current conversion rate on the 2017 Notes as 87.7516 shares of common stock per $1 principal amount of the 2017 Notes converted, which is equivalent to a conversion price of approximately $11.40.
On April 23, 2015, we issued 131,971 shares of our common stock in connection with the dividend reinvestment plan.
During the period from April 1, 2015 through May 6, 2015, we made two follow-on investments in NPRC totaling $20,000 to support the online consumer lending initiative. We invested $5,500 of equity through NPH and $14,500 of debt directly to ACL Loan Holdings, Inc., a wholly-owned subsidiary of NPRC.
During the period from April 1, 2015 through May 6, 2015, our wholly-owned subsidiary PSBL purchased $13,779 of small business whole loans from OnDeck.
During the period from April 1, 2015 through May 6, 2015, we sold portions of two of our investments in syndicated debt totaling $20,500.
During the period from April 1, 2015 through May 6, 2015, we issued $25,045 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $24,632. In addition, we sold $5,075 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $4,991 with expected closing on May 7, 2015.
On May 6, 2015, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•	$0.08333 per share for May 2015 to holders of record on May 29, 2015 with a payment date of June 18, 2015;

•	$0.08333 per share for June 2015 to holders of record on June 30, 2015 with a payment date of July 23, 2015;

•	$0.08333 per share for July 2015 to holders of record on July 31, 2015 with a payment date of August 20, 2015; and

•	$0.08333 per share for August 2015 to holders of record on August 31, 2015 with a payment date of September 17, 2015.

Critical Accounting Policies and Estimates
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) pursuant to the requirements for reporting on Form 10-Q, ASC 946, Financial Services—Investment Companies (“ASC 946”), and Articles 6, 10 and 12 of Regulation S-X. Under the 1940 Act, ASC 946, and the regulations pursuant to Article 6 of Regulation S-X, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit us. Our consolidated financial statements include the accounts of Prospect, PCF, PSBL, PYC, and the Consolidated Holding Companies. All intercompany balances and transactions have been eliminated in consolidation. The financial results of our non-substantially wholly-owned holding companies and operating portfolio company investments are not consolidated in the financial statements. Any operating companies owned by the Consolidated Holding Companies are not consolidated.
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
Investment Classification
We are a non-diversified company within the meaning of the 1940 Act. As required by the 1940 Act, we classify our investments by level of control. As defined in the 1940 Act, “Control Investments” are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual possesses or has the right to acquire within 60 days or less, a beneficial ownership of more than 25% of the voting securities of an investee company. Under the 1940 Act, “Affiliate Investments” are defined by a lesser degree of influence and are deemed to exist through the possession outright or via the right to acquire within 60 days or less, beneficial ownership of 5% or more of the outstanding voting securities of another person. “Non-Control/Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments.
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
Investment Valuation
To value our investments, we follow the guidance of ASC 820, Fair Value Measurement (“ASC 820”), that defines fair value, establishes a framework for measuring fair value in conformity with GAAP, and requires disclosures about fair value measurements. In accordance with ASC 820, the fair value of our investments is defined as the price that we would receive upon selling an investment in an orderly transaction to an independent buyer in the principal or most advantageous market in which that investment is transacted.
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

3.
The Audit Committee of our Board of Directors reviews and discusses the preliminary valuation of Prospect Capital Management L.P. (the “Investment Adviser”) and that of the independent valuation firms.

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
Our investments in CLOs are classified as ASC 820 Level 3 securities and are valued using a discounted cash flow model. The valuations have been accomplished through the analysis of the CLO deal structures to identify the risk exposures from the modeling point of view as well as to determine an appropriate call date. For each CLO security, the most appropriate valuation approach has been chosen from alternative approaches to ensure the most accurate valuation for such security. To value a CLO, both the assets and the liabilities of the CLO capital structure are modeled. We use a waterfall engine to store the collateral data, generate collateral cash flows from the assets based on various assumptions for the risk factors, distribute the cash flows to the liability structure based on the payment priorities, and discount them back using current market discount rates. The main risk factors are: default risk, interest rate risk, downgrade risk, and credit spread risk.
Valuation of Other Financial Assets and Financial Liabilities
ASC 825, Financial Instruments, specifically ASC 825-10-25, permits an entity to choose, at specified election dates, to measure eligible items at fair value (the “Fair Value Option”). We have not elected the Fair Value Option to report selected financial assets and financial liabilities. See Note 8 for further discussion of our financial liabilities that are measured using another measurement attribute.
Convertible Notes
We have recorded the Convertible Notes at their contractual amounts. The Convertible Notes were analyzed for any features that would require bifurcation and such features were determined to be immaterial. See Note 5 for further discussion.
Revenue Recognition
Realized gains or losses on the sale of investments are calculated using the specific identification method.
Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of such purchase discounts or amortization of premiums is calculated by the effective interest method as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as interest income. The purchase discount for portfolio investments acquired from Patriot Capital Funding, Inc. (“Patriot”) was determined based on the difference between par value and fair value as of December 2, 2009, and continued to accrete until maturity or repayment of the respective loans. As of December 31, 2013, the purchase discount for the assets acquired from Patriot had been fully accreted. See Note 3 for further discussion.
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current. As of March 31, 2015, approximately 0.5% of our total assets are in non-accrual status.

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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. For the calendar year ended December 31, 2014, we did not incur an excise tax expense because our distributions exceeded our annual taxable income. As of March 31, 2015, we had a deposit with the IRS of $1,218 for excise taxes as we had made excise tax payments in excess of our expected excise tax liability through March 31, 2015.
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
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of March 31, 2015 and for the three and nine months then ended, we did not have a liability for any tax benefits. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2010 remain subject to examination by the Internal Revenue Service.
Dividends and Distributions
Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a monthly dividend or distribution is approved by our Board of Directors quarterly and is generally based upon our management’s estimate of our future earnings. Net realized capital gains, if any, are distributed at least annually.

Financing Costs
We record origination expenses related to our Revolving Credit Facility and Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Unsecured Notes”) as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method for our Revolving Credit Facility and the effective interest method for our Unsecured Notes over the respective expected life or maturity. In the event that we modify or extinguish our debt before maturity, we follow the guidance in ASC 470-50, Modification and Extinguishments (“ASC 470-50”). For modifications to or exchanges of our Revolving Credit Facility, any unamortized deferred costs relating to lenders who are not part of the new lending group are expensed. For extinguishments of our Unsecured Notes, any unamortized deferred costs are deducted from the carrying amount of the debt in determining the gain or loss from the extinguishment.
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
Recent Accounting Pronouncements
In August 2014, the FASB issued Accounting Standards Update 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. ASU 2014-15 is effective for annual and interim periods ending after December 15, 2016. Early application is permitted. The adoption of the amended guidance in ASU 2014-15 is not expected to have a significant effect on our consolidated financial statements and disclosures.
In January 2015, the FASB issued Accounting Standards Update 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). ASU 2015-01 simplifies income statement presentation by eliminating the need to determine whether to classify an item as an extraordinary item. ASU 2015-01 is effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted; however, adoption must occur at the beginning of an annual period. The adoption of the amended guidance in ASU 2015-01 is not expected to have a significant effect on our consolidated financial statements and disclosures.
In February 2015, the FASB issued Accounting Standards Update 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 eliminates the deferral of FAS 167, which allowed reporting entities with interests in certain investment funds to follow the previous consolidation guidance in FIN 46(R), and makes other changes to both the variable interest model and the voting model. ASU 2015-02 is effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. A reporting entity may apply the amendments using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the period of adoption or may apply the amendments retrospectively. We are currently evaluating the effect the adoption of the amended guidance in ASU 2015-02 may have on our consolidated financial statements and disclosures.
In April 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. The new guidance will make the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The new guidance must be applied on a retrospective basis to all prior periods presented in the financial statements. The adoption of the amended guidance in ASU 2015-03 is not expected to have a significant effect on our consolidated financial statements and disclosures.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have no material changes to the disclosures on this matter made in our Annual Report on Form 10-K for the year ended June 30, 2014.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2015, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of these matters as they arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material litigation as of March 31, 2015.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2014, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
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
4.1
Three Hundred Thirtieth Supplemental Indenture dated as of January 2, 2015, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(3)

4.2	Form of 4.250% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.1)(3)
4.3
Three Hundred Thirty-First Supplemental Indenture dated as of January 8, 2015, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(4)

4.4	Form of 4.250% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.3)(4)
4.5
Three Hundred Thirty-Second Supplemental Indenture dated as of January 15, 2015, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(5)

4.6	Form of 4.500% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.5)(5)
4.7
Three Hundred Thirty-Third Supplemental Indenture dated as of January 23, 2015, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(6)

4.8	Form of 4.750% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.7)(6)
4.9
Three Hundred Thirty-Fourth Supplemental Indenture dated as of January 29, 2015, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(7)

4.10	Form of 4.750% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.9)(7)
4.11
Three Hundred Thirty-Fifth Supplemental Indenture dated as of February 5, 2015, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(8)

4.12	Form of 4.750% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.11)(8)
4.13
Three Hundred Thirty-Sixth Supplemental Indenture dated as of February 20, 2015, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(9)

4.14	Form of 4.750% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.13)(9)
4.15
Three Hundred Thirty-Seventh Supplemental Indenture dated as of February 26, 2015, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(10)

4.16	Form of 4.750% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.15)(10)
4.17
Three Hundred Thirty-Eighth Supplemental Indenture dated as of March 5, 2015, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(11)

4.18	Form of 4.750% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.17)(11)

Exhibit No.
4.19
Three Hundred Thirty-Ninth Supplemental Indenture dated as of March 12, 2015, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(12)

4.20	Form of 4.750% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.19)(12)
4.21
Three Hundred Fortieth Supplemental Indenture dated as of March 19, 2015, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(13)

4.22	Form of 4.750% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.21)(13)
4.23
Three Hundred Forty-First Supplemental Indenture dated as of March 26, 2015, to the Indenture dated as of February 16, 2012, as amended by that certain Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee, by and between the Registrant and U.S. Bank National Association, as Trustee(14)

4.24	Form of 4.750% Prospect Capital InterNote® due 2020 (included as part of Exhibit 4.23)(14)
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
________________________

*	Filed herewith.
(1)	Incorporated by reference from the Registrant's Form 8-K filed on May 9, 2014.
(2)	Incorporated by reference from the Registrant's Form 8-K filed on August 26, 2011.
(3)	Incorporated by reference from Post-Effective Amendment No. 8 to the Registrant's Registration Statement, filed on January 5, 2015.
(4)	Incorporated by reference from Post-Effective Amendment No. 9 to the Registrant's Registration Statement, filed on January 8, 2015.
(5)	Incorporated by reference from Post-Effective Amendment No. 10 to the Registrant's Registration Statement, filed on January 15, 2015.
(6)	Incorporated by reference from Post-Effective Amendment No. 11 to the Registrant's Registration Statement, filed on January 23, 2015.
(7)	Incorporated by reference from Post-Effective Amendment No. 12 to the Registrant's Registration Statement, filed on January 29, 2015.
(8)	Incorporated by reference from Post-Effective Amendment No. 13 to the Registrant's Registration Statement, filed on February 5, 2015.
(9)	Incorporated by reference from Post-Effective Amendment No. 14 to the Registrant's Registration Statement, filed on February 20, 2015.
(10)	Incorporated by reference from Post-Effective Amendment No. 15 to the Registrant's Registration Statement, filed on February 26, 2015.
(11)	Incorporated by reference from Post-Effective Amendment No. 16 to the Registrant's Registration Statement, filed on March 5, 2015.
(12)	Incorporated by reference from Post-Effective Amendment No. 17 to the Registrant's Registration Statement, filed on March 12, 2015.
(13)	Incorporated by reference from Post-Effective Amendment No. 18 to the Registrant's Registration Statement, filed on March 19, 2015.
(14)	Incorporated by reference from Post-Effective Amendment No. 19 to the Registrant's Registration Statement, filed on March 26, 2015.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPECT CAPITAL CORPORATION

Date:	May 6, 2015	By:	/s/ JOHN F. BARRY III
John F. Barry III
Chairman of the Board and Chief Executive Officer

Date:	May 6, 2015	By:	/s/ BRIAN H. OSWALD
Brian H. Oswald
Chief Financial Officer