Form 10-K
period 2015-06-30
PROSPECT CAPITAL CORP
filed 2015-08-26
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2015 OR
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant as of December 31, 2014 was $2.913 billion (based on the closing price on that date of $8.26 on the NASDAQ Global Select Market). For the purposes of calculating this amount only, all executive officers and Directors are “affiliates” of the Registrant.
As of August 25, 2015, there were 355,278,797 shares of the Registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of the Registrant’s definitive Proxy Statement relating to the 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described therein.

FORWARD-LOOKING STATEMENTS
This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future—including statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results—are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part I, “Item 1A. Risk Factors” and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission.
The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	difficulty in obtaining financing or raising capital, especially in the current credit and equity environment;

•	the level and volatility of prevailing interest rates and credit spreads, magnified by the current turmoil in the credit markets;

•	adverse developments in the availability of desirable loan and investment opportunities whether they are due to competition, regulation or otherwise;

•	a compression of the yield on our investments and the cost of our liabilities, as well as the level of leverage available to us;

•	our regulatory structure and tax treatment, including our ability to operate as a business development company and a regulated investment company;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of the Investment Adviser to locate suitable investments for us and to monitor and administer our investments; and

•
authoritative generally accepted accounting principles or policy changes from such standard-setting bodies as the Financial Accounting Standards Board, the Securities and Exchange Commission, Internal Revenue Service, the NASDAQ Global Select Market, and other authorities that we are subject to, as well as their counterparts in any foreign jurisdictions where we might do business.

PART I
Item 1. Business
In this report, the terms “Prospect,” “we,” “us” and “our” mean Prospect Capital Corporation and all entities included in our consolidated financial statements, unless the context specifically requires otherwise.
General
Prospect Capital Corporation is a financial services company that primarily lends to and invests in middle market privately-held companies. We are a closed-end investment company incorporated in Maryland. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As a BDC, we have elected to be treated as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986 (the “Code”). We were organized on April 13, 2004 and were funded in an initial public offering completed on July 27, 2004. We are one of the largest BDCs with approximately $6.8 billion of total assets as of June 30, 2015.
We are externally managed by our investment adviser, Prospect Capital Management L.P. (“Prospect Capital Management” or the “Investment Adviser”). Prospect Administration LLC (“Prospect Administration” or the “Administrator”) provides administrative services and facilities necessary for us to operate.
Our investment objective is to generate both current income and long-term capital appreciation through debt and equity investments. We invest primarily in senior and subordinated debt and equity of private companies in need of capital for acquisitions, divestitures, growth, development, recapitalizations and other purposes. We work with the management teams or financial sponsors to seek investments with historical cash flows, asset collateral or contracted pro-forma cash flows.
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
Aircraft Leasing – We invest debt as well as equity in aircraft assets subject to commercial leases to credit-worthy airlines across the globe. These investments present attractive return opportunities due to cash flow consistency from long-lived assets coupled with hard asset collateral. We seek to deliver risk-adjusted returns with strong downside protection by analyzing relative value characteristics across the spectrum of aircraft types of all vintages. Our target portfolio includes both in-production and out-of-production jet and turboprop aircraft and engines, operated by airlines across the globe. This strategy comprised approximately 1.5% of our business in the fiscal year ended June 30, 2014 and approximately 1% as of June 30, 2015.
Online Lending – We make investments in loans originated by certain consumer loan and small and medium sized business (“SME”) originators. We purchase each loan in its entirety (i.e., a “whole loan”). The borrowers are consumers and SMEs. The loans are typically serviced by the originators of the loans. This strategy comprised approximately 1% of our business in the fiscal year ended June 30, 2014 and less than 5% as of June 30, 2015.
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
“Spin-Offs” of Certain Business Strategies
We previously announced that we intend to unlock value by “spinning off” certain “pure play” business strategies to our shareholders. We desire through these transactions to (i) transform some of the business strategies we have successfully grown and developed inside Prospect into pure play public companies with the potential for increased earnings multiples, (ii) allow for continued revenue and earnings growth through more flexible non-BDC formats (which are expected to benefit from not having one or more of the (a) 30% basket, (b) leverage, and (c) control basket constraints with which BDCs must comply), and (iii) free up our 30% basket and leverage capacity for new originations at Prospect. The business strategies we intend to enable our shareholders to participate in on a “pure play” basis have grown faster than our overall growth rate in the past few years, with outlets in less constraining structures required to continue this strong growth. We anticipate these non-BDC companies will have tax efficient structures.
We initially intend on focusing these efforts on three separate companies consisting of portions of our (i) consumer online lending business, (ii) real estate business and (iii) structured credit business. We are seeking to divest these businesses in conjunction with rights offering capital raises in which existing Prospect shareholders could elect to participate in each offering or sell their rights. The goals of these dispositions include leverage and earnings neutrality for Prospect. Our primary objective is to maximize the valuation of each offering (declining to proceed with any offering if we find any valuation not to be attractive).

The sizes and likelihood of these dispositions, some of which are expected to be partial rather than complete spin-offs, remain to be determined, but we currently expect the collective size of these three dispositions to be approximately 10% of our asset base. We seek to complete the first of these dispositions late in calendar year 2015 and the others in 2016 in a sequential fashion. The consummation of any of the spin-offs depends upon, among other things: market conditions, regulatory and exchange listing approval, and sufficient investor demand, and there can be no guarantee that we will consummate any of these spin-offs.
On March 11, 2015, Prospect Yield Corporation, LLC (“Prospect Yield”), our wholly-owned subsidiary, filed a registration statement with the SEC in connection with our rights offering disposition of a portion of our structured credit business, and Prospect Yield filed an amendment on April 17, 2015. We are a selling stockholder under the registration statement. We seek but cannot guarantee consummation of this disposition, which is subject to regulatory review, during calendar year 2016.
On May 6, 2015, Prospect Finance Company, LLC (“Prospect Finance”), our indirect wholly-owned subsidiary, filed a confidential registration statement with the SEC in connection with our rights offering disposition of our online consumer lending business, and Prospect Finance filed confidential amendments on June 16, July 20 and August 12, 2015. We are a selling stockholder under the registration statement. We seek but cannot guarantee consummation of this disposition, which is subject to regulatory review, late in calendar year 2015.
On May 6, 2015, Prospect Realty Income Trust Corp. (“Prospect Realty”), our wholly-owned subsidiary, filed a confidential registration statement with the SEC in connection with our rights offering disposition of a portion of our real estate business, and Prospect Realty filed confidential amendments on June 30, July 27 and August 12, 2015. We are a selling stockholder under the registration statement. We seek but cannot guarantee consummation of this disposition, which is subject to regulatory review, during calendar year 2016.
On May 19, 2015, Prospect, Prospect Capital Management, Prospect Yield, Prospect Finance and Prospect Realty filed an application for an exemptive order authorizing a joint transaction that may otherwise be prohibited by Section 57(a)(4) of the 1940 Act in order to complete each of the rights offerings described above and are awaiting comments from the SEC.
We expect to continue as a BDC in the future to pursue our multi-line origination strategy (including continuing to invest in the businesses discussed above) as a value-added differentiating factor compared with other BDCs.
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
We also acquire controlling interests in companies in conjunction with making secured debt investments in such companies. These may be in several industries, including industrial, service, aircraft leasing, real estate and financial businesses.

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
For a discussion of the risks inherent in our portfolio investments, see “Risk Factors – Risks Relating to Our Investments.”
Industry Sectors
Our portfolio is invested across 28 industry categories. Excluding our CLO investments, which do not have industry concentrations, no individual industry comprises more than 10.8% of the portfolio on either a cost or fair value basis.

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

1.	Each portfolio company or investment is reviewed by our investment professionals with independent valuation firms engaged by our Board of Directors.

2.	The independent valuation firms conduct independent valuations and make their own independent assessments.

3.	The Audit Committee of our Board of Directors reviews and discusses the preliminary valuation of the Investment Adviser and that of the independent valuation firms.

4.
The Board of Directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of the Investment Adviser, the respective independent valuation firm and the Audit Committee.

Our non-CLO investments are valued utilizing a yield analysis, enterprise value (“EV”) analysis, net asset value analysis, liquidation analysis, discounted cash flow analysis, or a combination of methods, as appropriate. The yield analysis uses loan spreads for loans, dividend yields for certain investments and other relevant information implied by market data involving identical or comparable assets or liabilities. Under the EV analysis, the EV of a portfolio company is first determined and allocated over the portfolio company’s securities in order of their preference relative to one another (i.e., “waterfall” allocation). To determine the EV, we typically use a market multiples approach that considers relevant and applicable market trading data of guideline public companies, transaction metrics from precedent M&A transactions and/or a discounted cash flow analysis. The net asset value analysis is used to derive a value of an underlying investment (such as real estate property) by dividing a relevant earnings stream by an appropriate capitalization rate. For this purpose, we consider capitalization rates for similar properties as may be obtained from guideline public companies and/or relevant transactions. The liquidation analysis is intended to approximate the net recovery value of an investment based on, among other things, assumptions regarding liquidation proceeds based on a hypothetical liquidation of a portfolio company’s assets. The discounted cash flow analysis uses valuation techniques to convert future cash flows or earnings to a range of fair values from which a single estimate may be derived utilizing an appropriate discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts.
In applying these methodologies, additional factors that we consider in valuing our investments may include, as we deem relevant: security covenants, call protection provisions, and information rights; the nature and realizable value of any collateral; the portfolio company’s ability to make payments; the principal markets in which the portfolio company does business; publicly available financial ratios of peer companies; the principal market; and enterprise values, among other factors.
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
For a discussion of the risks inherent in determining the value of securities for which readily available market values do not exist, see “Risk Factors – Risks Relating to Our Business – Most of our portfolio investments are recorded at fair value as determined in good faith under the direction of our Board of Directors and, as a result, there is uncertainty as to the value of our portfolio investments.”
Managerial Assistance
As a BDC, we are obligated under the 1940 Act to make available to certain of our portfolio companies significant managerial assistance. “Making available significant managerial assistance” refers to any arrangement whereby we provide significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company. We are also deemed to be providing managerial assistance to all portfolio companies that we control, either by ourselves or in conjunction with others. The nature and extent of significant managerial assistance provided by us to controlled and non-controlled portfolio companies will vary according to the particular needs of each portfolio company. Examples of such activities include (i) advice on recruiting, hiring, management and termination of employees, officers and directors, succession planning and other human resource matters; (ii) advice on capital raising, capital budgeting, and capital expenditures; (iii) advice on advertising, marketing, and sales; (iv) advice on fulfillment, operations, and execution; (v) advice on managing relationships with unions and other personnel organizations, financing sources, vendors, customers, lessors, lessees, lawyers, accountants, regulators and other important counterparties; (vi) evaluating acquisition and divestiture opportunities, plant expansions and closings, and market expansions; (vii) participating in audit committee, nominating committee, board and management meetings; (viii) consulting with and advising board members and officers of portfolio companies (on overall strategy and other matters); and (ix) providing other organizational, operational, managerial and financial guidance.
Prospect Administration, when performing a managerial assistance agreement executed with each portfolio company to which we provide managerial assistance, arranges for the provision of such managerial assistance on our behalf. When doing so, Prospect Administration utilizes personnel of our Investment Adviser. We, on behalf of Prospect Administration, invoice portfolio companies receiving and paying for managerial assistance, and we remit to Prospect Administration its cost of providing such services, including the charges deemed appropriate by our Investment Adviser for providing such managerial assistance. No income was recognized by Prospect.

Investment Adviser
Prospect Capital Management manages our investments as the Investment Adviser. Prospect Capital Management is a Delaware limited partnership that has been registered as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”) since March 31, 2004. Prospect Capital Management is led by John F. Barry III and M. Grier Eliasek, two senior executives with significant investment advisory and business experience. Both Messrs. Barry and Eliasek spend a significant amount of their time in their roles at Prospect Capital Management working on our behalf. The principal executive offices of Prospect Capital Management are 10 East 40th Street, 42nd Floor, New York, NY 10016. We depend on the due diligence, skill and network of business contacts of the senior management of the Investment Adviser. We also depend, to a significant extent, on the Investment Adviser’s investment professionals and the information and deal flow generated by those investment professionals in the course of their investment and portfolio management activities. The Investment Adviser’s senior management team evaluates, negotiates, structures, closes, monitors and services our investments. Our future success depends to a significant extent on the continued service of the senior management team, particularly John F. Barry III and M. Grier Eliasek. The departure of any of the senior managers of the Investment Adviser could have a materially adverse effect on our ability to achieve our investment objective. In addition, we can offer no assurance that Prospect Capital Management will remain the Investment Adviser or that we will continue to have access to its investment professionals or its information and deal flow. Under the Investment Advisory Agreement (as defined below), we pay Prospect Capital Management investment advisory fees, which consist of an annual base management fee based on our gross assets as well as a two-part incentive fee based on our performance. Mr. Barry currently controls Prospect Capital Management.
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

Alternative 3
Assumptions

•	Year 1: $20 million investment made in company A (“Investment A”) and $20 million investment made in company B (“Investment B”)

•	Year 2: FMV of Investment A is determined to be $21 million and Investment B is sold for $18 million

•	Year 3: Investment A is sold for $23 million
The impact, if any, on the capital gains portion of the incentive fee would be:

•	Year 1: No impact

•	Year 2: Decrease base amount on which the second part of the incentive fee is calculated by $2 million (realized capital loss on Investment B)

•	Year 3: Increase base amount on which the second part of the incentive fee is calculated by $3 million (realized capital gain on Investment A)
Alternative 4
Assumptions

•	Year 1: $20 million investment made in company A (“Investment A”) and $20 million investment made in company B (“Investment B”)

•	Year 2: FMV of Investment A is determined to be $21 million and FMV of Investment B is determined to be $17 million

•	Year 3: FMV of Investment A is determined to be $18 million and FMV of Investment B is determined to be $18 million

•	Year 4: FMV of Investment A is determined to be $19 million and FMV of Investment B is determined to be $21 million

•	Year 5: Investment A is sold for $17 million and Investment B is sold for $23 million
The impact, if any, on the capital gains portion of the incentive fee would be:

•	Year 1: No impact

•	Year 2: Decrease base amount on which the second part of the incentive fee is calculated by $3 million (unrealized capital depreciation on Investment B)

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
The Investment Advisory Agreement was originally approved by our Board of Directors on June 23, 2004 and was recently re-approved by the Board of Directors on May 5, 2015 for an additional one-year term expiring June 22, 2016. Unless terminated earlier as described below, it will remain in effect from year to year thereafter if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon not more than 60 days’ written notice to the other. See “Risk Factors – Risks Relating to Our Business – We are dependent upon Prospect Capital Management’s key management personnel for our future success.”
Indemnification
The Investment Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, Prospect Capital Management and its officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of Prospect Capital Management’s services under the Investment Advisory Agreement or otherwise as the Investment Adviser.
Administration Agreement
We have also entered into an administration agreement with Prospect Administration (the “Administration Agreement”) under which Prospect Administration, among other things, provides (or arranges for the provision of) administrative services and facilities for us. For providing these services, we reimburse Prospect Administration for our allocable portion of overhead incurred by Prospect Administration in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of Brian H. Oswald, our Chief Financial Officer and Chief Compliance Officer, and his staff, including the internal legal staff. Under this agreement, Prospect Administration furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Prospect Administration also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Prospect Administration assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, Prospect Administration also provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance (see “Ongoing Relationships with Portfolio Companies – Managerial Assistance”). The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Prospect Administration is a subsidiary of the Investment Adviser.
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
Payment of Our Expenses
All investment professionals of the Investment Adviser and its respective staff, when and to the extent engaged in providing investment advisory and management services, and the compensation and routine overhead expenses of such personnel allocable to such services, will be provided and paid for by the Investment Adviser. We bear all other costs and expenses of our operations and transactions, including those relating to: organization and offering; calculation of our net asset value (including the cost and expenses of any independent valuation firm); expenses incurred by Prospect Capital Management payable to third parties, including agents, consultants or other advisers (such as independent valuation firms, accountants and legal counsel), in monitoring our financial and legal affairs and in monitoring our investments and performing due diligence on our prospective portfolio companies; interest payable on debt, if any, and dividends payable on preferred stock, if any, incurred to finance our investments; offerings of our debt, our preferred shares, our common stock and other securities; investment advisory fees; fees payable to third parties, including agents, consultants or other advisors, relating to, or associated with, evaluating and making investments; transfer agent and custodial fees; registration fees; listing fees; taxes; independent directors’ fees and expenses; costs of preparing and filing reports or other documents with the SEC; the costs of any reports, proxy statements or other notices to stockholders, including printing costs; our allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; direct costs and expenses of administration, including auditor and legal costs; and all other expenses incurred by us, by the Investment Adviser or by Prospect Administration in connection with administering our business, such as our allocable portion of overhead under the Administration Agreement, including rent and our allocable portion of the costs of our Chief Financial Officer and Chief Compliance Officer and the respective staffs.
License Agreement
We entered into a license agreement with Prospect Capital Management pursuant to which Prospect Capital Management agreed to grant us a non-exclusive, royalty free license to use the name “Prospect Capital.” Under this agreement, we have a right to use the Prospect Capital name, for so long as Prospect Capital Management or one of its affiliates remains the Investment Adviser. Other than with respect to this limited license, we have no legal right to the Prospect Capital name. This license agreement will remain in effect for so long as the Investment Advisory Agreement with the Investment Adviser is in effect.
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
Most of the investments in our portfolio do not have market quotations which are readily available, meaning the investments do not have actively traded markets. Debt and equity securities for which market quotations are not readily available are valued with the assistance of an independent valuation service using a documented valuation policy and a valuation process that is consistently applied under the direction of our Board of Directors. For a discussion of the risks inherent in determining the value of securities for which readily available market values do not exist, see “Risk Factors – Risks Relating to Our Business – Most of our portfolio investments are recorded at fair value as determined in good faith under the direction of our Board of Directors and, as a result, there is uncertainty as to the value of our portfolio investments.”
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
As part of the fair valuation process, the independent valuation firms engaged by the Board of Directors perform a review of each debt and equity investment requiring fair valuation and provide a range of values for each investment, which, along with management’s valuation recommendations, is reviewed by our Audit Committee. Management and the independent valuation firms may adjust their preliminary evaluations to reflect comments provided by our Audit Committee. The Audit Committee reviews the final valuation reports and management’s valuation recommendations and makes a recommendation to the Board of Directors based on its analysis of the methodologies employed and the various weights that should be accorded to each portion of the valuation as well as factors that the independent valuation firms and management may not have included in their evaluation processes. The Board of Directors then evaluates the Audit Committee recommendations and undertakes a similar analysis to determine the fair value of each investment in the portfolio in good faith.
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
Stockholders who receive dividends in the form of stock are subject to the same U.S. federal, state and local tax consequences as are stockholders who elect to receive their dividends in cash. A stockholder’s basis for determining gain or loss upon the sale of stock received in a dividend from us will be equal to the total dollar amount of the dividend payable to the stockholder. Any stock received in a dividend will have a new holding period for tax purposes commencing on the day following the day on which the shares are credited to the U.S. Stockholder’s account (as defined below).
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

◦
At least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets and more than 10% of the outstanding voting securities of the issuer (which for these purposes includes the equity securities of a “qualified publicly traded partnership”); and

◦
No more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, (i) of one issuer (ii) of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) of one or more “qualified publicly traded partnerships,” (the “Diversification Tests”).

To the extent that we invest in entities treated as partnerships for U.S. federal income tax purposes (other than a “qualified publicly traded partnership”), we generally must include the items of gross income derived by the partnerships for purposes of the 90% Income Test, and the income that is derived from a partnership (other than a “qualified publicly traded partnership”) will be treated as qualifying income for purposes of the 90% Income Test only to the extent that such income is attributable to items of income of the partnership which would be qualifying income if realized by us directly. In addition, we generally must take into account our proportionate share of the assets held by partnerships (other than a “qualified publicly traded partnership”) in which we are a partner for purposes of the Diversification Tests. If the partnership is a “qualified publicly traded partnership,” the net income derived from such partnership will be qualifying income for purposes of the 90% Income Test, and interests in the partnership will be “securities” for purposes of the Diversification Tests. We monitor our investments in equity securities of entities that are treated as partnerships for U.S. federal income tax purposes to prevent our disqualification as a RIC.
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
Provided that we qualify as a RIC and satisfy the Annual Distribution Requirement, we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (which we define as net long-term capital gains in excess of net short-term capital losses) we timely distribute to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders. Any undistributed taxable income is subject to U.S. federal income tax.
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
Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Regulation as a Business Development Company – Senior Securities.” Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or to avoid the excise tax, we may make such dispositions at times that, from an investment standpoint, are not advantageous.
On June 26, 2014, we received a private letter ruling from the Internal Revenue Service (the “IRS”) permitting us to pay up to 80% of our required dividends in stock for the tax years ending August 31, 2014 and August 31, 2015. We have filed an application for a similar private letter ruling for our taxable years ending August 31, 2016 and August 31, 2017. Any dividends paid in stock will be taxable to the shareholder as if the dividend had been paid in cash and we will receive a dividend paid deduction for such distribution.
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

Distributions of our net capital gain (which is generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly designated by us as “capital gain dividends” will be taxable to a U.S. Stockholder as long-term capital gains, regardless of the U.S. Stockholder’s holding period for its common stock and regardless of whether paid in cash or reinvested in additional common stock. Distributions in excess of our current and accumulated earnings and profits first will reduce a U.S. Stockholder’s adjusted tax basis in such stockholder’s common stock and, after the adjusted basis is reduced to zero, will constitute capital gains to such U.S. Stockholder.
Although we currently intend to distribute any long-term capital gains at least annually, we may in the future decide to retain some or all of our long-term capital gains, and designate the retained amount as a “deemed distribution.” In that case, among other consequences, we will pay tax on the retained amount, each U.S. Stockholder will be required to include his, her or its proportionate share of the deemed distribution in income as if it had been actually distributed to the U.S. Stockholder, and the U.S. Stockholder will be entitled to claim a credit equal to its allocable share of the tax paid thereon by us. The amount of the deemed distribution net of such tax will be added to the U.S. Stockholder’s tax basis for his, her or its common stock. Since we expect to pay tax on any retained capital gains at our regular corporate tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of tax that individual stockholders will be treated as having paid and for which they will receive a credit will exceed the tax they owe on the retained net capital gain. Such excess generally may be claimed as a credit against the U.S. Stockholder’s other U.S. federal income tax obligations or may be refunded to the extent it exceeds a stockholder’s liability for U.S. federal income tax. A stockholder that is not subject to U.S. federal income tax or otherwise required to file a U.S. federal income tax return would be required to file a U.S. federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. In order to utilize the deemed distribution approach, we must provide written notice to our stockholders prior to the expiration of 60 days after the close of the relevant taxable year. We cannot treat any of our investment company taxable income as a “deemed distribution.”
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
Certain U.S. Stockholders who are individuals, estates or trusts and whose income exceeds certain thresholds will be required to pay a 3.8% Medicare tax on all or a portion of their “net investment income,” which includes dividends received from us and capital gains from the sale or other disposition of our stock.
We will make available to each of our U.S. Stockholders, as promptly as possible after the end of each calendar year, a notice detailing, on a per share basis, the amounts includible in such U.S. Stockholder’s taxable income for such year as ordinary income and as long-term capital gain. In addition, the amount and the U.S. federal tax status of each year’s distributions generally will be reported to the IRS. Distributions may also be subject to additional state, local and foreign taxes depending on a U.S. Stockholder’s particular situation.

Payments of dividends, including deemed payments of constructive dividends, or the proceeds of the sale or other taxable disposition of our common stock generally are subject to information reporting unless the U.S. Stockholder is an exempt recipient. Such payments may also be subject to U.S. federal backup withholding at the applicable rate if the recipient of such payment fails to supply a taxpayer identification number and otherwise comply with the rules for establishing an exemption from backup withholding. Backup withholding is not an additional tax, and any amounts withheld under the backup withholding rules generally will be allowed as a refund or credit against the holder’s U.S. federal income tax liability, provided that certain information is provided timely to the IRS.
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
For our taxable years beginning before January 1, 2014 (and, if extended as has happened in the past, for taxable years covered by such extension), properly reported distributions to Non-U.S. Stockholders are generally exempt from U.S. federal withholding tax where they (i) are paid in respect of our “qualified net interest income” (generally, our U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we are at least a 10% shareholder, reduced by expenses that are allocable to such income) or (ii) are paid in respect of our “qualified short-term capital gains” (generally, the excess of our net short-term capital gain over our long-term capital loss for such taxable year). There can be no assurance as to whether this provision will be extended. In addition, depending on our circumstances, we may report all, some or none of our potentially eligible dividends as such qualified net interest income or as qualified short-term capital gains, and/or treat such dividends, in whole or in part, as ineligible for this exemption from withholding. In order to qualify for this exemption from withholding, a Non-U.S. Stockholder needs to comply with applicable certification requirements relating to its non-U.S. status (including, in general, furnishing an IRS Form W-8BEN or substitute form). In the case of shares held through an intermediary, the intermediary may withhold even if we report the payment as qualified net interest income or qualified short-term capital gain. Non-U.S. Stockholders should contact their intermediaries with respect to the application of these rules to their accounts. There can be no assurance as to what portion of our distributions will qualify for favorable treatment as qualified net interest income or qualified short-term capital gains.
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
Distributions of our “investment company taxable income” and net capital gain (including deemed distributions) to Non-U.S. Stockholders, and gains realized by Non-U.S. Stockholders upon the sale of our common stock that are effectively connected with a U.S. trade or business conducted by the Non-U.S. Stockholder, will be subject to U.S. federal income tax at the graduated rates applicable to U.S. citizens, residents and domestic corporations. In addition, if such Non-U.S. Stockholder is a foreign corporation, it may also be subject to a 30% (or lower applicable treaty rate) branch profits tax on its effectively connected earnings and profits for the taxable year, subject to adjustments, if its investment in our common stock is effectively connected with its conduct of a U.S. trade or business.
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

In addition, after June 30, 2014, withholding at a rate of 30% will be required on dividends in respect of, and after December 31, 2016, withholding at a rate of 30% will be required on gross proceeds from the sale of, shares of our stock held by or through certain foreign financial institutions (including investment funds), unless such institution enters into an agreement with the Secretary of the Treasury to report, on an annual basis, information with respect to interests in, and accounts maintained by, the institution to the extent such interests or accounts are held by certain U.S. persons or by certain non-U.S. entities that are wholly or partially owned by U.S. persons and to withhold on certain payments. Accordingly, the entity through which our shares are held will affect the determination of whether such withholding is required. An intergovernmental agreement between the United States and an applicable foreign country, or future Treasury regulations or other guidance, may modify these requirements. Similarly, dividends in respect of, and gross proceeds from the sale of, our shares held by an investor that is a non-financial non-U.S. entity that does not qualify under certain exemptions will be subject to withholding at a rate of 30%, unless such entity either (i) certifies to us that such entity does not have any “substantial United States owners” or (ii) provides certain information regarding the entity’s “substantial United States owners,” which we will in turn provide to the IRS. We will not pay any additional amounts to stockholders in respect of any amounts withheld. Non-U.S. Stockholders are encouraged to consult their tax advisors regarding the possible implications of the legislation on their investment in our shares.
A Non-U.S. Stockholder generally will be required to comply with certain certification procedures to establish that such holder is not a U.S. person in order to avoid backup withholding with respect to payments of dividends, including deemed payments of constructive dividends, or the proceeds of a disposition of our common stock. In addition, we are required to annually report to the IRS and each Non-U.S. Stockholder the amount of any dividends or constructive dividends treated as paid to such Non-U.S. Stockholder, regardless of whether any tax was actually withheld. Copies of the information returns reporting such dividend or constructive dividend payments and the amount withheld may also be made available to the tax authorities in the country in which a Non-U.S. Stockholder resides under the provisions of an applicable income tax treaty. Backup withholding is not an additional tax, and any amounts withheld under the backup withholding rules generally will be allowed as a refund or credit against a Non-U.S. Stockholder’s U.S. federal income tax liability, if any, provided that certain required information is provided timely to the IRS.
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

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate and other market fluctuations. However, in connection with an investment or acquisition financing of a portfolio company, we may purchase or otherwise receive warrants to purchase the common stock of the portfolio company. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except with respect to money market funds, we generally cannot acquire more than 3% of the voting stock of any regulated investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments subject our stockholders indirectly to additional expenses. None of these policies are fundamental and may be changed without stockholder approval.
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
Senior Securities
We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any preferred stock or public debt securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios after giving effect to such distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors – Risks Relating to Our Securities.”

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
Available Information
We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This information is available free of charge by contacting us at (212) 448-0702 or on our website at www.prospectstreet.com. Information contained on our website is not incorporated into this Annual Report and you should not consider such information to be part of this Annual Report. You also may inspect and copy these reports, proxy statements and other information, as well as the Annual Report and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street NE, Washington, D.C. 20549. Such information is also available from the EDGAR database on the SEC’s website at http://www.sec.gov. You also can obtain copies of such information, after paying a duplicating fee, by sending a request by e-mail to publicinfo@sec.gov or by writing the SEC’s Public Reference Branch, Office of Consumer Affairs and Information Services, Securities and Exchange Commission, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at (202) 551-8090 or (800) SEC-0330.
Item 1A. Risk Factors
You should carefully consider the risks described below, together with all of the other information included in this Annual Report, before you decide whether to make an investment in our securities. The risks set forth below are not the only risks we face. If any of the adverse events or conditions described below occurs, our business, financial condition and results of operations could be materially adversely affected. In such case, our NAV, and the trading price of our common stock could decline, or the value of our preferred stock, debt securities, and warrants, if any are outstanding, may decline, and you may lose all or part of your investment.
Our $150.0 million of 6.25% convertible notes due 2015 are referred to as the 2015 Notes. Our $167.5 million of 5.50% convertible notes due 2016 are referred to as the 2016 Notes. Our $130.0 million of 5.375% convertible notes due 2017 are referred to as the 2017 Notes. Our $200.0 million of 5.75% convertible notes due 2018 are referred to as the 2018 Notes. Our $200.0 million of 5.875% convertible notes due 2019 are referred to as the 2019 Notes. Our $392.0 million of 4.75% convertible notes due 2020 are referred to as the 2020 Notes, and collectively with the 2015 Notes, the 2016 Notes, the 2017 Notes, the 2018 Notes and the 2019 Notes, the Convertible Notes. Our recently called $100.0 million of 6.95% unsecured notes due 2022 are referred to as the 2022 Notes. Our $250.0 million of 5.875% unsecured notes due 2023 are referred to as the 2023 Notes. Our $300.0 million of 5.00% unsecured notes due 2019 are referred to as the 5.00% 2019 Notes, and collectively with the 2022 Notes and the 2023 Notes, the Public Notes. Any corporate notes issued pursuant to our medium term notes program with Incapital LLC are referred to as Prospect Capital InterNotes®, and together with the Convertible Notes and the Public Notes, the Unsecured Notes.

Risks Relating to Our Business
Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.
From time to time, capital markets may experience periods of disruption and instability. For example, between 2007 and 2009, the global capital markets experienced an extended period of disruption as evidenced by a lack of liquidity in the debt capital markets, write-offs in the financial services sector, the re-pricing of credit risk and the failure of certain major financial institutions. Despite actions of the United States federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While the adverse effects of these conditions have abated to a degree, global financial markets experienced significant volatility following the downgrade by Standard & Poor’s on August 5, 2011 of the long-term credit rating of U.S. Treasury debt from AAA to AA+. These market conditions have historically and could again have a material adverse effect on debt and equity capital markets in the United States and Europe, which could have a materially negative impact on our business, financial condition and results of operations. We and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital. In such circumstances, equity capital may be difficult to raise because subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without general approval by our stockholders, which we currently have, and approval of the specific issuance by our Board of Directors. In addition, our ability to incur indebtedness or issue preferred stock is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 200% immediately after each time we incur indebtedness or issue preferred stock. The debt capital that may be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.
Market conditions may in the future make it difficult to extend the maturity of or refinance our existing indebtedness, including the final maturity of our credit facility in March 2019, and any failure to do so could have a material adverse effect on our business. The illiquidity of our investments may make it difficult for us to sell such investments if required. As a result, we may realize significantly less than the value at which we have recorded our investments.
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

The downgrade of the U.S. credit rating and economic crisis in Europe could negatively impact our business, financial condition and earnings.
Although U.S. lawmakers passed legislation to raise the federal debt ceiling and Standard & Poor’s Ratings Services affirmed its AA+ long-term sovereign credit rating on the United States and revised the outlook on the long-term rating from negative to stable in June of 2013, U.S. debt ceiling and budget deficit concerns together with signs of deteriorating sovereign debt conditions in Europe continue to present the possibility of a credit-rating downgrade, economic slowdowns, or a recession for the United States. The impact of any further downgrades to the U.S. government’s sovereign credit rating or downgraded sovereign credit ratings of European countries or the Russian Federation, or their perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. These developments, along with any further European sovereign debt issues, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.
In October 2014, the Federal Reserve announced that it was concluding its bond-buying program. It is unknown what effect, if any, the conclusion of this program will have on credit markets and the value of our investments. These and any future developments and reactions of the credit markets toward these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to obtain debt financing on favorable terms. Additionally, in January 2015, the Federal Reserve reaffirmed its view that the current target range for the federal funds rate was appropriate based on current economic conditions. However, if key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.
Rising interest rates may adversely affect the value of our portfolio investments which could have an adverse effect on our business, financial condition and results of operations.
Our debt investments may be based on floating rates, such as London Interbank Offer Rate (“LIBOR”), EURIBOR, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.
Because we have borrowed money, and may issue preferred stock to finance investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds or pay distributions on preferred stock and the rate that our investments yield. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase except to the extent we have issued fixed rate debt or preferred stock, which could reduce our net investment income.
You should also be aware that a change in the general level of interest rates can be expected to lead to a change in the interest rate we receive on many of our debt investments. Accordingly, a change in the interest rate could make it easier for us to meet or exceed the performance threshold and may result in a substantial increase in the amount of incentive fees payable to our Investment Adviser with respect to the portion of the Incentive Fee based on income.
Changes relating to the LIBOR calculation process may adversely affect the value of our portfolio of LIBOR-indexed, floating-rate debt securities.
In the recent past, concerns have been publicized that some of the member banks surveyed by the British Bankers’ Association (“BBA”) in connection with the calculation of LIBOR across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing.

Actions by the BBA, regulators or law enforcement agencies as a result of these or future events, may result in changes to the manner in which LIBOR is determined. Potential changes, or uncertainty related to such potential changes may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities.
Volatility in the global financial markets resulting from relapse of the Eurozone crisis, geopolitical developments in Eastern Europe, turbulence in the Chinese stock markets and global commodity markets or otherwise could have a material adverse effect on our business, financial condition and results of operations.
Volatility in the global financial markets could have an adverse effect on the economic recovery in the United States and could result from a number of causes, including a relapse in the Eurozone crisis, geopolitical developments in Eastern Europe, turbulence in the Chinese stock markets and global commodity markets or otherwise. The effects of the Eurozone crisis, which began in late 2009 as part of the global economic and financial crisis, continued to impact the global financial markets through 2015. Numerous factors continued to fuel the Eurozone crisis, including continued high levels of government debt, the undercapitalization and liquidity problems of many banks in the Eurozone and relatively low levels of economic growth. These factors made it difficult or impossible for some countries in the Eurozone, including Greece, Ireland and Portugal, to repay or refinance their debt without the assistance of third parties. As a combination of austerity programs, debt write-downs and the European Central Bank’s commitment to restore financial stability to the Eurozone and the finalization of the primary European Stability Mechanism bailout fund, in 2013 and into 2014 interest rates began to fall and stock prices began to increase. Although these trends helped to stabilize the effects of the Eurozone crisis in the first half of 2014, the underlying causes of the crisis were not completely eliminated. As a result, the financial markets relapsed toward the end of 2014. In particular, Greece’s newly elected government, which campaigned against austerity measures, has been unable to reach an acceptable solution to the country’s debt crisis with the European Union, and in June 2015, Greece failed to make a scheduled debt repayment to the International Monetary Fund, falling into arrears. Following further unsuccessful negotiations between the government of Greece and the European Union to solve the Greek debt crisis, on July 5, 2015, Greek voters rejected a bailout package submitted by the European Commission, the European Central Bank and the International Monetary Fund, and while the European Central Bank continues to extend credit to Greece, it is uncertain how long such support will last, whether Greece will receive and accept any future bailout packages and whether Greece will default on future payments. The result of continued defaults and the removal of credit support for Greek banks may cause Greece to exit the European Union, which could lead to significant economic uncertainty and abandonment of the Euro common currency, resulting in destabilization in the financial markets. Continued financial instability in Greece and in other similarly situated Eurozone countries could have a continued contagion effect on the financial markets. Stock prices in China have experienced a significant drop in the second quarter of 2015, resulting primarily from continued sell-off of shares trading in Chinese markets. The volatility has been followed by volatility in stock markets around the world, including in the United States, as well as increased turbulence in commodity markets, such as reductions in prices of crude oil. Although the Chinese government has already taken steps to halt the collapse, it is uncertain what effect such measures will have, if any. Continued sell-off and price drops in the Chinese stock markets may have a contagion effect across the financial markets. In addition, Russian intervention in Ukraine during 2014 significantly increased regional geopolitical tensions. In response to Russian actions, U.S. and European governments have imposed sanctions on a limited number of Russian individuals and business entities. The situation remains fluid with potential for further escalation of geopolitical tensions, increased severity of sanctions against Russian interests, and possible Russian counter-measures. Further economic sanctions could destabilize the economic environment and result in increased volatility. Should the economic recovery in the United States be adversely impacted by increased volatility in the global financial markets caused by continued contagion from the Eurozone crisis, developments in respect of the Russian sanctions, further turbulence in Chinese stock markets and global commodity markets or for any other reason, loan and asset growth and liquidity conditions at U.S. financial institutions, including us, may deteriorate.
We may suffer credit losses.
Investment in small and middle-market companies is highly speculative and involves a high degree of risk of credit loss. These risks are likely to increase during volatile economic periods. See “Risks Related to Our Investments.”

Our financial condition and results of operations will depend on our ability to manage our future growth effectively.
Prospect Capital Management has been registered as an investment adviser since March 31, 2004, and we have been organized as a closed-end investment company since April 13, 2004. Our ability to achieve our investment objective depends on our ability to grow, which depends, in turn, on the Investment Adviser’s ability to continue to identify, analyze, invest in and monitor companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of the Investment Adviser’s structuring of investments, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. As we continue to grow, Prospect Capital Management will need to continue to hire, train, supervise and manage new employees. Failure to manage our future growth effectively could have a materially adverse effect on our business, financial condition and results of operations.
We are dependent upon Prospect Capital Management’s key management personnel for our future success.
We depend on the diligence, skill and network of business contacts of the senior management of the Investment Adviser. We also depend, to a significant extent, on the Investment Adviser’s access to the investment professionals and the information and deal flow generated by these investment professionals in the course of their investment and portfolio management activities. The senior management team of the Investment Adviser evaluates, negotiates, structures, closes, monitors and services our investments. Our success depends to a significant extent on the continued service of the senior management team, particularly John F. Barry III and M. Grier Eliasek. The departure of any of the senior management team could have a materially adverse effect on our ability to achieve our investment objective. In addition, we can offer no assurance that Prospect Capital Management will remain the Investment Adviser or that we will continue to have access to its investment professionals or its information and deal flow.
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
Our most recent NAV was calculated on June 30, 2015 and our NAV when calculated effective September 30, 2015 and thereafter may be higher or lower.
Our most recently estimated NAV per share is $10.35 on an adjusted basis solely to give effect to our issuance of 346,788 shares of our common stock since June 30, 2015 in connection with our dividend reinvestment plan and our repurchase of 4,158,750 shares of our common stock during the period from July 28, 2015 through August 14, 2015, $0.04 higher than the $10.31 determined by us as of June 30, 2015. NAV per share as of September 30, 2015 may be higher or lower than $10.35 based on potential changes in valuations, issuances of securities, repurchases of securities, dividends paid and earnings for the quarter then ended. Our Board of Directors has not yet determined the fair value of portfolio investments at any date subsequent to June 30, 2015. Our Board of Directors determines the fair value of our portfolio investments on a quarterly basis in connection with the preparation of quarterly financial statements and based on input from independent valuation firms, the Investment Adviser, the Administrator and the Audit Committee of our Board of Directors.
The Investment Adviser’s liability is limited under the Investment Advisory Agreement, and we are required to indemnify the Investment Adviser against certain liabilities, which may lead the Investment Adviser to act in a riskier manner on our behalf than it would when acting for its own account.
The Investment Adviser has not assumed any responsibility to us other than to render the services described in the Investment Advisory Agreement, and it will not be responsible for any action of our Board of Directors in declining to follow the Investment Adviser’s advice or recommendations. Pursuant to the Investment Advisory Agreement, the Investment Adviser and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entity affiliated with it will not be liable to us for their acts under the Investment Advisory Agreement, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have agreed to indemnify, defend and protect the Investment Adviser and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entity affiliated with it with respect to all damages, liabilities, costs and expenses resulting from acts of the Investment Adviser not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties under the Investment Advisory Agreement. These protections may lead the Investment Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.

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
The Investment Adviser and Administrator have the right to resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our business, financial condition and results of operations.
The Investment Adviser and Administrator have the right, under the Investment Advisory Agreement and Administration Agreement, respectively, to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If the Investment Adviser or Administrator resigns, we may not be able to find a replacement or hire internal management or administration with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our business, financial condition and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities or our internal administration activities, as applicable, is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Investment Adviser and its affiliates or the Administrator and its affiliates. Even if we are able to retain comparable management or administration, whether internal or external, the integration of such management or administration and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition and results of operations.
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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm (when undertaken, as noted below), may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors and lenders to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.
We face cyber-security risks.
Our business operations rely upon secure information technology systems for data processing, storage and reporting. Despite careful security and controls design, implementation and updating, our information technology systems could become subject to cyber-attacks. Network, system, application and data breaches could result in operational disruptions or information misappropriation, which could have a material adverse effect on our business, results of operations and financial condition.
The failure in cyber-security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.
The occurrence of a disaster such as a cyber-attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.
We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.
We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.
Our business is dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•	sudden electrical or telecommunications outages;

•	natural disasters such as earthquakes, tornadoes and hurricanes;

•	disease pandemics;

•	events arising from local or larger scale political or social matters, including terrorist acts; and

•	cyber-attacks.
These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.

Risks Relating to Our Operation as a Business Development Company
If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.
As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. We may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could be found to be in violation of the 1940 Act provisions applicable to BDCs, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.
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
If we fail to qualify as a RIC for any reason or become subject to corporate income tax, the resulting corporate taxes would substantially reduce our net assets, the amount of income available for distribution, and the actual amount of our distributions. Such a failure would have a materially adverse effect on us and our stockholders. For additional information regarding asset coverage ratio and RIC requirements, see “Business – Material U.S. Federal Income Tax Considerations” and “Business – Regulation as a Business Development Company.”
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

Since in some cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty distributing at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, as required to maintain RIC tax treatment. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify for RIC treatment and thus become subject to corporate-level income tax. See “Business – Material U.S. Federal Income Tax Considerations” and “Business – Regulation as a Business Development Company.”
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
Alternatively, we may securitize our future loans to generate cash for funding new investments. See “Securitization of our assets subjects us to various risks.”
Securitization of our assets subjects us to various risks.
We may securitize assets to generate cash for funding new investments. We refer to the term securitize to describe a form of leverage under which a company such as us (sometimes referred to as an “originator” or “sponsor”) transfers income producing assets to a single-purpose, bankruptcy-remote subsidiary (also referred to as a “special purpose entity” or “SPE”), which is established solely for the purpose of holding such assets and entering into a structured finance transaction. The SPE then issues notes secured by such assets. The special purpose entity may issue the notes in the capital markets either publicly or privately to a variety of investors, including banks, non-bank financial institutions and other investors. There may be a single class of notes or multiple classes of notes, the most senior of which carries less credit risk and the most junior of which may carry substantially the same credit risk as the equity of the SPE.

An important aspect of most debt securitization transactions is that the sale and/or contribution of assets into the SPE be considered a true sale and/or contribution for accounting purposes and that a reviewing court would not consolidate the SPE with the operations of the originator in the event of the originator’s bankruptcy based on equitable principles. Viewed as a whole, a debt securitization seeks to lower risk to the note purchasers by isolating the assets collateralizing the securitization in an SPE that is not subject to the credit and bankruptcy risks of the originator. As a result of this perceived reduction of risk, debt securitization transactions frequently achieve lower overall leverage costs for originators as compared to traditional secured lending transactions.
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Subject to certain exceptions for follow-on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as qualifying assets only if such issuer has a market capitalization that is less than $250 million at the time of such investment.

Risks Relating to Our Investments
We may not realize gains or income from our investments.
We seek to generate both current income and capital appreciation. However, the securities we invest in may not appreciate and, in fact, may decline in value, and the issuers of debt securities we invest in may default on interest and/or principal payments. Accordingly, we may not be able to realize gains from our investments, and any gains that we do realize may not be sufficient to offset any losses we experience. See “Business – Our Investment Objective and Policies.”
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
In addition, decreases in the market values or fair values of our investments are recorded as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets experienced during a financial crisis will result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio will reduce our NAV by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses which could have a material adverse impact on our business, financial condition and results of operations. We have no policy regarding holding a minimum level of liquid assets. As such, a high percentage of our portfolio generally is not liquid at any given point in time. See “The lack of liquidity may adversely affect our business.”
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
We may purchase common and other equity securities. Although common stock has historically generated higher average total returns than fixed income securities over the long-term, common stock has significantly more volatility in those returns and may significantly underperform relative to fixed income securities. The equity securities we acquire may fail to appreciate and may decline in value or become worthless and our ability to recover our investment will depend on our portfolio company’s success. Investments in equity securities involve a number of significant risks, including:

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
We may invest, to the extent permitted by law, in the equity securities of investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds and, to the extent we so invest, will bear our ratable share of any such company’s expenses, including management and performance fees. We will also remain obligated to pay management and incentive fees to Prospect Capital Management with respect to the assets invested in the securities and instruments of such companies. With respect to each of these investments, each of our common stockholders will bear his or her share of the management and incentive fee of Prospect Capital Management as well as indirectly bearing the management and performance fees and other expenses of any such investment funds or advisers.
There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.
If one of our portfolio companies were to go bankrupt, even though we may have structured our interest as senior debt, depending on the facts and circumstances, a bankruptcy court might recharacterize our debt holding as an equity investment and subordinate all or a portion of our claim to that of other creditors. In addition, lenders can be subject to lender liability claims for actions taken by them where they become too involved in the borrower’s business or exercise control over the borrower. For example, we could become subject to a lender’s liability claim, if, among other things, we actually render significant managerial assistance.
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
The rights we may have with respect to the collateral securing any junior priority loans we make to our portfolio companies may also be limited pursuant to the terms of one or more intercreditor agreements (including agreements governing “first out” and “last out” structures) that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that senior obligations are outstanding, we may forfeit certain rights with respect to the collateral to the holders of the senior obligations. These rights may include the right to commence enforcement proceedings against the collateral, the right to control the conduct of such enforcement proceedings, the right to approve amendments to collateral documents, the right to release liens on the collateral and the right to waive past defaults under collateral documents. We may not have the ability to control or direct such actions, even if as a result our rights as junior lenders are adversely affected.
This risk is characteristic of many of the majority-owned operating companies in our portfolio in that any debt to us from a holding company and the holding company’s substantial equity investments in the related operating company are subordinated to any creditors of the operating company.
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
Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.
Our portfolio contains a limited number of portfolio companies, some of which comprise a substantial percentage of our portfolio, which subjects us to a greater risk of significant loss if any of these companies defaults on its obligations under any of its debt securities.
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
Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in order to: (1) increase or maintain in whole or in part our equity ownership percentage; (2) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing or (3) attempt to preserve or enhance the value of our investment.
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
Until we identify new investment opportunities, we intend to either invest the net proceeds of future offerings and repayments from investments in interest-bearing deposits or other short-term instruments or use the net proceeds from such offerings to reduce then-outstanding obligations under our credit facility. We cannot assure you that we will be able to find enough appropriate investments that meet our investment criteria or that any investment we complete using the proceeds from an offering or repayments will produce a sufficient return.
We may have limited access to information about privately-held companies in which we invest.
We invest primarily in privately-held companies. Generally, little public information exists about these companies, and we are required to rely on the ability of the Investment Adviser’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. These companies and their financial information are not subject to the Sarbanes-Oxley Act of 2002 and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investment.

We may not be able to fully realize the value of the collateral securing our debt investments.
Although a substantial amount of our debt investments are protected by holding security interests in the assets or equity interests of the portfolio companies, we may not be able to fully realize the value of the collateral securing our investments due to one or more of the following factors:

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
Our CLO investment strategy allows investments in foreign CLOs. Investing in foreign entities may expose us to additional risks not typically associated with investing in U.S. issuers. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Further, we, and the CLOs in which we invest, may have difficulty enforcing creditor’s rights in foreign jurisdictions. In addition, the underlying companies of the CLOs in which we invest may be foreign, which may create greater exposure for us to foreign economic developments.
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
Furthermore, our CLO investments generally do not contain optional call provisions, other than a call at the option of the holders of the equity tranches for the senior notes and the junior secured notes to be paid in full after the expiration of an initial period in the deal (referred to as the “non-call period”).
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
We are not able to directly enforce any rights and remedies in the event of a default of a senior secured loan held by a CLO vehicle. In addition, the terms and conditions of the senior secured loans underlying our CLO investments may be amended, modified or waived only by the agreement of the underlying lenders. Generally, any such agreement must include a majority or a super majority (measured by outstanding loans or commitments) or, in certain circumstances, a unanimous vote of the lenders. Consequently, the terms and conditions of the payment obligations arising from senior secured loans could be modified, amended or waived in a manner contrary to our preferences.

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
The senior secured loans underlying our CLO investments typically are BB or B rated (non-investment grade) and in limited circumstances, unrated, senior secured loans. Non-investment grade securities are predominantly speculative with respect to the issuer’s capacity to pay interest and repay principal when due and therefore involve a greater risk of default and higher price volatility than investment grade debt.
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
Section 13 of the Bank Holding Company Act of 1956, as amended, often referred to as the “Volcker Rule,” is expected to impose significant restrictions on banking entities’ ability to sponsor or invest in hedge funds, private equity funds or commodity pools, collectively referred to as covered funds. Certain CLOs will be considered covered funds under the Volcker Rule and banking entities’ investments in such CLOs may be considered ownership interests that are prohibited. The rules are highly complex, and many aspects of the implementation of the Volcker Rule remain unclear. We are in the process of assessing the impact of the Volcker Rule on our investments, CLOs and on our industry. The Volcker Rule may have a material adverse effect on our ability to invest in bank-sponsored CLOs in the future and therefore may adversely affect our share price.
Risks affecting investments in real estate.
We make investments in commercial and multi-family residential real estate through our three wholly-owned real estate investment trusts (“REITs”), American Property REIT Corp., National Property REIT Corp. and United Property REIT Corp. (collectively, “our REITs”). A number of factors may prevent each of our REITs’ properties and assets from generating sufficient net cash flow or may adversely affect their value, or both, resulting in less cash available for distribution, or a loss, to us. These factors include:

•	national economic conditions;

•	regional and local economic conditions (which may be adversely impacted by plant closings, business layoffs, industry slow-downs, weather conditions, natural disasters, and other factors);

•	local real estate conditions (such as over-supply of or insufficient demand for office space);

•	changing demographics;

•	perceptions by prospective tenants of the convenience, services, safety, and attractiveness of a property;

•	the ability of property managers to provide capable management and adequate maintenance;

•	the quality of a property’s construction and design;

•	increases in costs of maintenance, insurance, and operations (including energy costs and real estate taxes);

•	changes in applicable laws or regulations (including tax laws, zoning laws, or building codes);

•	potential environmental and other legal liabilities;

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

To the extent OID and PIK interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.
Our investments may include original issue discount, or OID, instruments and payment in kind, or PIK, interest arrangements, which represents contractual interest added to a loan balance and due at the end of such loan’s term. To the extent OID or PIK interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

•
The higher interest rates of OID and PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and OID and PIK instruments generally represent a significantly higher credit risk than coupon loans.

•	Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation.

•
OID and PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectibility of the deferred payments and the value of any associated collateral. OID and PIK income may also create uncertainty about the source of our cash distributions.

For accounting purposes, any cash distributions to shareholders representing OID and PIK income are not treated as coming from paid-in capital, even if the cash to pay them comes from offering proceeds. As a result, despite the fact that a distribution representing OID and PIK income could be paid out of amounts invested by our stockholders, the 1940 Act does not require that stockholders be given notice of this fact by reporting it as a return of capital.
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
With certain limited exceptions, as a BDC, we are only allowed to borrow amounts or otherwise issue senior securities such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing or other issuance. The amount of leverage that we employ will depend on the Investment Adviser’s and our Board of Directors’ assessment of market conditions and other factors at the time of any proposed borrowing. There is no assurance that a leveraging strategy will be successful. Leverage involves risks and special considerations for stockholders, any of which could adversely affect our business, financial condition and results of operations, including the following:

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

•
Convertible or exchangeable securities, such as the Convertible Notes outstanding or those issued in the future may have rights, preferences and privileges more favorable than those of our common stock;

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
Illustration.    The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of interest expense. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $6.8 billion in total assets, (ii) an average cost of funds of 5.02%, (iii) $3.0 billion in debt outstanding and (iv) $3.8 billion of shareholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding Return to Stockholder	(21.9)%	(12.9)%	(4.0)%	5.0%	13.9%
The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table.
The Convertible Notes and the Public Notes present other risks to holders of our common stock, including the possibility that such notes could discourage an acquisition of us by a third party and accounting uncertainty.
Certain provisions of the Convertible Notes and the Public Notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of the Convertible Notes and the Public Notes will have the right, at their option, to require us to repurchase all of their notes or any portion of the principal amount of such notes in integral multiples of $1,000. We may also be required to increase the conversion rate or provide for conversion into the acquirer’s capital stock in the event of certain fundamental changes with respect to the Convertible Notes. These provisions could discourage an acquisition of us by a third party.
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
The agreement governing our credit facility requires us to comply with certain financial and operational covenants. These covenants include:

•	Restrictions on the level of indebtedness that we are permitted to incur in relation to the value of our assets;

•	Restrictions on our ability to incur liens; and

•	Maintenance of a minimum level of stockholders’ equity.
As of June 30, 2015, we were in compliance with these covenants. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, there are no assurances that we will continue to comply with the covenants in our credit facility. Failure to comply with these covenants would result in a default under this facility which, if we were unable to obtain a waiver from the lenders thereunder, could result in an acceleration of repayments under the facility and thereby have a material adverse impact on our business, financial condition and results of operations.
Failure to extend our existing credit facility, the revolving period of which is currently scheduled to expire on March 27, 2019, could have a material adverse effect on our results of operations and financial position and our ability to pay expenses and make distributions.
The revolving period for our credit facility with a syndicate of lenders is currently scheduled to terminate on March 27, 2019, with an additional one year amortization period (with distributions allowed) after the completion of the revolving period. During such one year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one year amortization period, the remaining balance will become due, if required by the lenders. If the credit facility is not renewed or extended by the participant banks by March 27, 2019, we will not be able to make further borrowings under the facility after such date and the outstanding principal balance on that date will be due and payable on March 27, 2020. As of June 30, 2015, we had $368.7 million of outstanding borrowings under our credit facility. Interest on borrowings under the credit facility is one-month LIBOR plus 225 basis points with no minimum LIBOR floor. Additionally, the lenders charge a fee on the unused portion of the credit facility equal to either 50 basis points if at least 35% of the credit facility is drawn or 100 basis points otherwise.

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
Failure to refinance our existing Unsecured Notes could have a material adverse effect on our results of operations and financial position.
The Unsecured Notes mature at various dates from December 15, 2015 to October 15, 2043. If we are unable to refinance the Unsecured Notes or find a new source of borrowing on acceptable terms, we will be required to pay down the amounts outstanding at maturity under the facility during the two-year term-out period through one or more of the following: (1) borrowing additional funds under our then current credit facility, (2) issuance of additional common stock or (3) possible liquidation of some or all of our loans and other assets, any of which could have a material adverse effect on our results of operations and financial position. In addition, our stock price could decline significantly; we would be restricted in our ability to acquire new investments and, in connection with our year-end audit, our independent registered accounting firm could raise an issue as to our ability to continue as a going concern.
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
If our noteholders’ debt securities are redeemable at our option, we may choose to redeem their debt securities at times when prevailing interest rates are lower than the interest rate paid on their debt securities. In addition, if our noteholders’ debt securities are subject to mandatory redemption, we may be required to redeem their debt securities also at times when prevailing interest rates are lower than the interest rate paid on their debt securities. In this circumstance, our noteholders may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as their debt securities being redeemed.

Our shares of common stock currently trade at a discount from net asset value and may continue to do so in the future, which could limit our ability to raise additional equity capital.
Shares of closed-end investment companies frequently trade at a market price that is less than the net asset value that is attributable to those shares. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share may decline. It is not possible to predict whether any shares of our common stock will trade at, above, or below net asset value. The stocks of BDCs as an industry, including shares of our common stock, currently trade below net asset value as a result of concerns over liquidity, interest rate changes, leverage restrictions and distribution requirements. When our common stock is trading below its net asset value per share, we will not be able to issue additional shares of our common stock at its market price without first obtaining approval for such issuance from our stockholders and our independent directors. At our 2014 annual meeting of stockholders held on December 5, 2014, our stockholders approved our ability, subject to the condition that the maximum number of shares salable below net asset value pursuant to this authority in any particular offering that could result in such dilution is limited to 25% of our then outstanding common stock immediately prior to each such offering, to sell shares of our common stock at any level of discount from net asset value per share during the 12 month period following December 5, 2014.
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
Sales of substantial amounts of our common stock, or the availability of such common stock for sale (including as a result of the conversion of the Convertible Notes into common stock), could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.

If we sell shares of our common stock or securities to subscribe for or are convertible into shares of our common stock at a discount to our net asset value per share, stockholders who do not participate in such sale will experience immediate dilution in an amount that may be material.
At our 2014 annual meeting of stockholders held on December 5, 2014, our stockholders approved our ability, subject to the condition that the maximum number of shares salable below net asset value pursuant to this authority in any particular offering that could result in such dilution is limited to 25% of our then outstanding common stock immediately prior to each such offering, to sell shares of our common stock at any level of discount from net asset value per share during the 12 month period following December 5, 2014. The issuance or sale by us of shares of our common stock or securities to subscribe for or are convertible into shares of our common stock at a discount to net asset value poses a risk of dilution to our stockholders. In particular, stockholders who do not purchase additional shares of common stock at or below the discounted price in proportion to their current ownership will experience an immediate decrease in net asset value per share (as well as in the aggregate net asset value of their shares of common stock if they do not participate at all). These stockholders will also experience a disproportionately greater decrease in their participation in our earnings and assets and their voting power than the increase we experience in our assets, potential earning power and voting interests from such issuance or sale. In addition, such sales may adversely affect the price at which our common stock trades. We have sold shares of our common stock at prices below net asset value per share in the past and may do so to the future. We have not issued any shares of our common stock at prices below net asset value per share since December 3, 2014.
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

•	price and volume fluctuations in the overall stock market from time to time;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or business development companies;

•	loss of RIC qualification;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	departure of one or more of Prospect Capital Management’s key personnel;

•	operating performance of companies comparable to us;

•	short-selling pressure with respect to shares of our common stock or BDCs generally;

•	future sales of our securities convertible into or exchangeable or exercisable for our common stock or the conversion of such securities, including the Convertible Notes;

•	uncertainty surrounding the strength of the U.S. economic recovery;

•	concerns regarding European sovereign debt;

•	changes in prevailing interest rates;

•	litigation matters;

•	general economic trends and other external factors; and

•	loss of a major funding source.
In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has, from time to time, been brought against that company.
If our stock price fluctuates significantly, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.
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
We may distribute taxable dividends that are payable in part in our stock. The IRS has issued a private letter ruling on cash/stock dividends paid by us if certain requirements are satisfied, and the ruling permits us to declare such taxable cash/stock dividends, up to 80% in stock, with respect to our taxable years ending August 31, 2014 and August 31, 2015. We have filed an application for a similar private letter ruling for our taxable years ending August 31, 2016 and August 31, 2017. Taxable stockholders receiving such dividends would be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. Stockholder (as defined in “Material U.S. Federal Income Tax Considerations”) may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. Stockholder sells the stock it receives as a dividend in order to pay this tax, it may be subject to transaction fees (e.g., broker fees or transfer agent fees) and the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of its stock at the time of the sale. Furthermore, with respect to Non-U.S. Stockholders (as defined in “Material U.S. Federal Income Tax Considerations”), we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock. It is unclear whether and to what extent we will be able to pay dividends in cash and our stock.
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
Item 3. Legal Proceedings
From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such of these matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any such litigation as of June 30, 2015.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the NASDAQ Global Select Market under the symbol “PSEC.”
The following table sets forth, for the quarterly reporting periods indicated, the net asset value per share of our common stock and the high and low sales prices for our common stock, as reported on the NASDAQ Global Select Market. Our common stock historically has traded at prices both above and below its net asset value. There can be no assurance, however, that such premium or discount, as applicable, to net asset value will be maintained. See also “Item 1A. Risk Factors” in Part I of this report for additional information about the risks and uncertainties we face.

Year Ended	Net Asset Value Per Share(1)	Sales Price		Premium (Discount) of High Sales Price to Net Asset Value	Premium (Discount) of Low Sales Price to Net Asset Value
		High	Low
June 30, 2014
First quarter	$10.72	$11.61	$10.76	8.3%	0.4%
Second quarter	10.73	11.48	10.80	7.0%	0.7%
Third quarter	10.68	11.39	10.73	6.6%	0.5%
Fourth quarter	10.56	10.99	9.64	4.1%	(8.7%)

June 30, 2015
First quarter	$10.47	$11.00	$9.90	5.1%	(5.4%)
Second quarter	10.35	9.92	8.11	(4.2%)	(21.6%)
Third quarter	10.30	8.81	8.23	(14.5%)	(20.1%)
Fourth quarter	10.31	8.65	7.22	(16.1%)	(30.0%)

(1)
Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of the relevant quarter.

As of August 25, 2015, there were 124 shareholders of record of our common stock. This figure does not include a substantially greater number of beneficial holders of our common stock, whose shares are held in the names of brokers, dealers and clearing agencies.
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
As a RIC, we generally are not subject to U.S. federal income tax on income and gains we distribute each taxable year to our stockholders, provided that in such taxable year, we distribute an amount equal to at least 90% of our investment company taxable income (as defined by the Code) to our stockholders. Any undistributed taxable income is subject to U.S. federal income tax. In addition, we will be subject to a 4% non-deductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (i) 98% of our ordinary income recognized during the calendar year, (ii) 98.2% of our capital gain net income, as defined by the Code, recognized for the one year period ending October 31 in that calendar year and (iii) any income recognized, but not distributed, in preceding years.
We had an excise tax liability of $461 for the calendar year ended December 31, 2014. Through June 30, 2015, we have an accrued excise tax payable of $305. Tax characteristics of all distributions will be reported to stockholders, as appropriate, on Form 1099-DIV after the end of the calendar year.

In addition, although we currently intend to distribute realized net capital gains (which we define as net long-term capital gains in excess of short-term capital losses), if any, at least annually out of the assets legally available for such distributions, we may decide in the future to retain such capital gains for investment. In such event, the consequences of our retention of net capital gains are described under “Material U.S. Federal Income Tax Considerations.” We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we may be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.
During the years ended June 30, 2015 and June 30, 2014, we distributed approximately $421.6 million and $403.2 million, respectively, to our stockholders. The following table summarizes our distributions declared and payable for the years ended June 30, 2014 and June 30, 2015.

Declaration Date	Record Date	Payment Date	Amount Per Share	Amount Distributed (in thousands)
5/6/2013	7/31/2013	8/22/2013	$0.110175	$28,001
5/6/2013	8/30/2013	9/19/2013	0.110200	28,759
6/17/2013	9/30/2013	10/24/2013	0.110225	29,915
6/17/2013	10/31/2013	11/21/2013	0.110250	31,224
6/17/2013	11/29/2013	12/19/2013	0.110275	32,189
6/17/2013	12/31/2013	1/23/2014	0.110300	33,229
8/21/2013	1/31/2014	2/20/2014	0.110325	34,239
8/21/2013	2/28/2014	3/20/2014	0.110350	35,508
8/21/2013	3/31/2014	4/17/2014	0.110375	36,810
11/4/2013	4/30/2014	5/22/2014	0.110400	37,649
11/4/2013	5/30/2014	6/19/2014	0.110425	37,822
11/4/2013	6/30/2014	7/24/2014	0.110450	37,843
Total declared and payable for the year ended June 30, 2014				$403,188

2/3/2014	7/31/2014	8/21/2014	$0.110475	$37,863
2/3/2014	8/29/2014	9/18/2014	0.110500	37,885
2/3/2014	9/30/2014	10/22/2014	0.110525	38,519
5/6/2014	10/31/2014	11/20/2014	0.110550	38,977
5/6/2014	11/28/2014	12/18/2014	0.110575	39,583
5/6/2014	12/31/2014	1/22/2015	0.110600	39,623
9/24/2014	1/30/2015	2/19/2015	0.110625	39,648
12/8/2014	2/27/2015	3/19/2015	0.083330	29,878
12/8/2014	3/31/2015	4/23/2015	0.083330	29,887
12/8/2014	4/30/2015	5/21/2015	0.083330	29,898
5/6/2015	5/29/2015	6/18/2015	0.083330	29,910
5/6/2015	6/30/2015	7/23/2015	0.083330	29,923
Total declared and payable for the year ended June 30, 2015				$421,594
Dividends and distributions to common stockholders are recorded on the ex-dividend date. As such, the table above includes distributions with record dates during the years ended June 30, 2015 and June 30, 2014. It does not include distributions previously declared to stockholders of record on any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be payable subsequent to June 30, 2015:

•	$0.08333 per share for July 2015 to holders of record on July 31, 2015 with a payment date of August 20, 2015;

•	$0.08333 per share for August 2015 to holders of record on August 31, 2015 with a payment date of September 17, 2015;

•	$0.08333 per share for September 2015 to holders of record on September 30, 2015 with a payment date of October 22, 2015; and

•	$0.08333 per share for October 2015 to holders of record on October 30, 2015 with a payment date of November 19, 2015.

Dividend Reinvestment Plan
We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution (as discussed above), stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically opt out of the dividend reinvestment plan so as to receive cash distributions. Stockholders who receive distributions in the form of stock are subject to the same U.S. federal, state and local tax consequences as are stockholders who elect to receive their distributions in cash. Stockholders are advised to consult with their brokers or financial institutions, as appropriate, with respect to the administration of their dividends and related instructions. See also “Dividend Reinvestment Plan” in Part I of this report for additional information.
We primarily use newly-issued shares to implement the plan, whether our shares are trading at a premium or at a discount to net asset value. However, we reserve the right to purchase shares in the open market in connection with the implementation of the plan. Our Board of Directors determines how the stock to be distributed as part of the plan is made available.
During the years ended June 30, 2015 and June 30, 2014, we distributed 1,618,566 and 1,408,070 shares of our common stock, respectively, in connection with the dividend reinvestment plan. All of the shares distributed were new issues. The following table summarizes the shares issued through the reinvestment of dividends in the years ended June 30, 2014 and June 30, 2015.

Record Date	Payment Date	Shares Issued	Value of Shares (in thousands)	% of Distribution
6/28/2013	7/18/2013	109,437	$1,208	4.4%
7/31/2013	8/22/2013	113,610	1,246	4.4%
8/30/2013	9/19/2013	132,597	1,540	5.4%
9/30/2013	10/24/2013	135,212	1,548	5.2%
10/31/2013	11/21/2013	206,586	2,343	7.5%
11/29/2013	12/19/2013	106,620	1,208	3.8%
12/31/2013	1/23/2014	109,087	1,237	3.7%
1/31/2014	2/20/2014	88,112	995	2.9%
2/28/2014	3/20/2014	93,735	1,011	2.8%
3/31/2014	4/17/2014	86,333	938	2.5%
4/30/2014	5/22/2014	114,111	1,132	3.0%
5/30/2014	6/19/2014	112,630	1,168	3.1%
Total issued in the year ended June 30, 2014		1,408,070	$15,574

6/30/2014	7/24/2014	98,503	$1,074	2.8%
7/31/2014	8/21/2014	129,435	1,412	3.7%
8/29/2014	9/18/2014	113,020	1,154	3.0%
9/30/2014	10/22/2014	138,721	1,346	3.5%
10/31/2014	11/20/2014	136,076	1,314	3.4%
11/28/2014	12/18/2014	162,173	1,370	3.5%
12/31/2014	1/22/2015	151,538	1,279	3.2%
1/30/2015	2/19/2015	146,186	1,279	3.2%
2/27/2015	3/19/2015	113,596	971	3.2%
3/31/2015	4/23/2015	131,971	1,140	3.8%
4/30/2015	5/21/2015	137,878	1,122	3.8%
5/29/2015	6/18/2015	159,469	1,220	4.1%
Total issued in the year ended June 30, 2015		1,618,566	$14,681
Registered stockholders who opt out of the dividend reinvestment plan must notify the plan administrator prior to the payment date in order for that distribution to be paid in cash. As such, the table above includes distributions with payment dates during the years ended June 30, 2015 and June 30, 2014. It does not include distributions previously declared and recorded as payable to stockholders on any future dates, as those amounts are not yet determinable.

Stock Performance Graph
The following graph compares a shareholder’s cumulative total return for the last five fiscal years as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the S&P 500 Index; (iii) the stocks included in the S&P 500 Financials Sector Index; and (iv) a customized BDC Peer Group composed of Apollo Investment Corporation, Ares Capital Corporation, BlackRock Capital Investment Corporation, Gladstone Capital Corporation, and MVC Capital, Inc. The graph is based on historical stock prices and measures total shareholder return, which takes into account both changes in stock price and dividends. The total return assumes that dividends were reinvested daily and is based on a $100 investment on June 30, 2010.
SOURCE: S&P Capital IQ
The graph and other information furnished under this Part II, Item 5 of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the above graph is not necessarily indicative of future stock performance.

Item 6. Selected Financial Data
The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and notes thereto contained in “Item 8. Financial Statements and Supplementary Data” of this report. All amounts are in thousands except per share data and number of portfolio companies at year end.

	Year Ended June 30,
	2015	2014	2013	2012	2011
Summary of Operations
Total investment income	$791,084	$712,291	$576,336	$320,910	$169,476
Total operating expenses	428,337	355,068	251,412	134,226	75,255
Net investment income	362,747	357,223	324,924	186,684	94,221
Net realized and unrealized (losses) gains on investments	(12,458)	(38,203)	(104,068)	4,220	24,017
Net realized losses on extinguishment of debt	(3,950)	—	—	—	—
Net increase in net assets resulting from operations	346,339	319,020	220,856	190,904	118,238

Per Share Data
Net investment income(1)	$1.03	$1.19	$1.57	$1.63	$1.10
Net increase in net assets resulting from operations(1)	0.98	1.06	1.07	1.67	1.38
Dividends to shareholders	(1.19)	(1.32)	(1.28)	(1.22)	(1.21)
Net asset value at end of year	10.31	10.56	10.72	10.83	10.36

Balance Sheet Data
Total assets	$6,798,054	$6,477,269	$4,448,217	$2,255,254	$1,549,317
Total debt outstanding	2,983,736	2,773,051	1,683,002	664,138	406,700
Net assets	3,703,049	3,618,182	2,656,494	1,511,974	1,114,357

Other Data
Investment purchases for the year	$2,088,988	$2,952,356	$3,103,217	$1,120,659	$953,337
Investment sales and repayments for the year	$1,633,073	$786,969	$931,534	$500,952	$285,562
Number of portfolio companies at year end	131	142	124	85	72
Total return based on market value(2)	(20.8%)	10.9%	6.2%	27.2%	17.2%
Total return based on net asset value(2)	11.5%	11.0%	10.9%	18.0%	12.5%
Weighted average yield on debt portfolio at year end(3)	12.7%	12.1%	13.6%	13.9%	12.8%

(1)	Per share data is based on the weighted average number of common shares outstanding for the period presented (except for dividends to shareholders which is based on actual rate per share).

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

(3)	Excludes equity investments and non-performing loans.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(All figures in this item are in thousands except share, per share and other data.)
The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report. In addition to historical information, the following discussion and other parts of this Annual Report contain forward-looking information that involves risks and uncertainties. Our actual results may differ significantly from any results expressed or implied by these forward-looking statements due to the factors discussed in Part I, “Item 1A. Risk Factors” and “Forward-Looking Statements” appearing elsewhere herein.
Overview
Prospect Capital Corporation is a financial services company that primarily lends to and invests in middle market privately-held companies. We are a closed-end investment company incorporated in Maryland. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As a BDC, we have elected to be treated as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986 (the “Code”). We were organized on April 13, 2004 and were funded in an initial public offering completed on July 27, 2004.
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
We are externally managed by our investment adviser, Prospect Capital Management L.P. (“Prospect Capital Management” or the “Investment Adviser”). Prospect Administration LLC (“Prospect Administration” or the “Administrator”) provides administrative services and facilities necessary for us to operate.
Our investment objective is to generate both current income and long-term capital appreciation through debt and equity investments. We invest primarily in senior and subordinated debt and equity of private companies in need of capital for acquisitions, divestitures, growth, development, recapitalizations and other purposes. We work with the management teams or financial sponsors to seek investments with historical cash flows, asset collateral or contracted pro-forma cash flows.
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
Aircraft Leasing – We invest debt as well as equity in aircraft assets subject to commercial leases to credit-worthy airlines across the globe. These investments present attractive return opportunities due to cash flow consistency from long-lived assets coupled with hard asset collateral. We seek to deliver risk-adjusted returns with strong downside protection by analyzing relative value characteristics across the spectrum of aircraft types of all vintages. Our target portfolio includes both in-production and out-of-production jet and turboprop aircraft and engines, operated by airlines across the globe. This strategy comprised approximately 1.5% of our business in the fiscal year ended June 30, 2014 and approximately 1% as of June 30, 2015.
Online Lending – We make investments in loans originated by certain consumer loan and small and medium sized business (“SME”) originators. We purchase each loan in its entirety (i.e., a “whole loan”). The borrowers are consumers and SMEs. The loans are typically serviced by the originators of the loans. This strategy comprised approximately 1% of our business in the fiscal year ended June 30, 2014 and less than 5% as of June 30, 2015.
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

We hold many of our control investments in a two-tier structure consisting of a holding company and one or more related operating companies for tax purposes. These holding companies serve various business purposes including concentration of management teams, optimization of third party borrowing costs, improvement of supplier, customer, and insurance terms, and enhancement of co-investments by the management teams. In these cases, our investment in the holding company, generally as equity, its equity investment in the operating company and along with any debt from us directly to the operating company structure represents our total exposure for the investment. As of June 30, 2015, as shown in our Consolidated Schedule of Investments, the cost basis and fair value of our investments in controlled companies was $1,894,644 and $1,974,202, respectively. This structure gives rise to several of the risks described in our public documents and highlighted elsewhere in this Annual Report. On July 1, 2014, we began consolidating all wholly-owned and substantially wholly-owned holding companies formed by us for the purpose of holding our controlled investments in operating companies. There were no significant effects of consolidating these holding companies as they hold minimal assets other than their investments in the controlled operating companies. Investment company accounting prohibits the consolidation of any operating companies.
We seek to be a long-term investor with our portfolio companies. The aggregate fair value of our portfolio investments was $6,609,558 and $6,253,739 as of June 30, 2015 and June 30, 2014, respectively. During the year ended June 30, 2015, our net cost of investments increased by $187,854, or 2.9%, as a result of the following: twenty-three new investments, several follow-on investments, and thirteen revolver advances totaling $2,059,711 (including structuring fees of $20,916); payment-in-kind interest of $29,277; net amortization of discounts and premiums of $87,638; and full repayments on eighteen investments, sale of twelve investments, and several partial prepayments and amortization payments totaling $1,633,073, net of realized losses totaling $180,423.
Compared to the end of last fiscal year (ended June 30, 2014), net assets increased by $84,867, or 2.3%, during the year ended June 30, 2015, from $3,618,182 to $3,703,049. This increase resulted from the issuance of new shares of our common stock (less offering costs) in the amount of $145,441, dividend reinvestments of $14,681, and $346,339 from operations. These increases, in turn, were offset by $421,594 in dividend distributions to our stockholders. The $346,339 from operations is net of the following: net investment income of $362,747, net realized losses on investments of $180,423, net change in unrealized appreciation on investments of $167,965, and net realized losses on extinguishment of debt of $3,950.
Fourth Quarter Highlights
Investment Transactions
During the three months ended June 30, 2015, we acquired $257,053 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $171,426, funded $18,696 of revolver advances, and recorded PIK interest of $12,792, resulting in gross investment originations of $459,967. During the three months ended June 30, 2015, we received full repayments on eight investments and received several partial prepayments and amortization payments totaling $437,729, including realized losses totaling $29,450. The more significant of these transactions are discussed in “Portfolio Investment Activity.”
Debt Issuances and Redemptions
During the three months ended June 30, 2015, we issued $50,729 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $49,910. These notes were issued with stated interest rates ranging from 3.375% to 5.10% with a weighted average interest rate of 4.74%. These notes mature between August 15, 2020 and June 15, 2022. The following table summarizes the Prospect Capital InterNotes® issued during the three months ended June 30, 2015.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5.25	$7,126	4.625%	4.625%	August 15, 2020 – September 15, 2020
5.5	31,397	4.75%	4.75%	October 15, 2020 – November 15, 2020
6	2,197	3.375%	3.375%	April 15, 2021 – May 15, 2021
6.5	3,912	5.10%	5.10%	December 15, 2021
7	6,097	5.10%	5.10%	May 15, 2022 – June 15, 2022
	$50,729

On May 15, 2015, we redeemed $100,000 aggregate principal amount of the 2022 Notes (as defined below) at par. As a result of this transaction, we recorded a loss in the amount of the difference between the reacquisition price and the net carrying amount of the notes, net of the proportionate amount of unamortized debt issuance costs. The net loss on the extinguishment of the 2022 Notes in the three months ended June 30, 2015 was $2,600.
During the three months ended June 30, 2015, we repaid $2,005 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the difference between the reacquisition price and the net carrying amount of the notes, net of the proportionate amount of unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended June 30, 2015 was $126.
Equity Issuances
On April 23, 2015, May 21, 2015 and June 18, 2015, we issued 131,971, 137,878 and 159,469 shares of our common stock in connection with the dividend reinvestment plan, respectively.
“Spin-Offs” of Certain Business Strategies
We previously announced that we intend to unlock value by “spinning off” certain “pure play” business strategies to our shareholders. We desire through these transactions to (i) transform some of the business strategies we have successfully grown and developed inside Prospect into pure play public companies with the potential for increased earnings multiples, (ii) allow for continued revenue and earnings growth through more flexible non-BDC formats (which are expected to benefit from not having one or more of the (a) 30% basket, (b) leverage, and (c) control basket constraints with which BDCs must comply), and (iii) free up our 30% basket and leverage capacity for new originations at Prospect. The business strategies we intend to enable our shareholders to participate in on a “pure play” basis have grown faster than our overall growth rate in the past few years, with outlets in less constraining structures required to continue this strong growth. We anticipate these non-BDC companies will have tax efficient structures.
We initially intend on focusing these efforts on three separate companies consisting of portions of our (i) consumer online lending business, (ii) real estate business and (iii) structured credit business. We are seeking to divest these businesses in conjunction with rights offering capital raises in which existing Prospect shareholders could elect to participate in each offering or sell their rights. The goals of these dispositions include leverage and earnings neutrality for Prospect. Our primary objective is to maximize the valuation of each offering (declining to proceed with any offering if we find any valuation not to be attractive).
The sizes and likelihood of these dispositions, some of which are expected to be partial rather than complete spin-offs, remain to be determined, but we currently expect the collective size of these three dispositions to be approximately 10% of our asset base. We seek to complete the first of these dispositions late in calendar year 2015 and the others in 2016 in a sequential fashion. The consummation of any of the spin-offs depends upon, among other things: market conditions, regulatory and exchange listing approval, and sufficient investor demand, and there can be no guarantee that we will consummate any of these spin-offs.
On March 11, 2015, Prospect Yield Corporation, LLC (“Prospect Yield”), our wholly-owned subsidiary, filed a registration statement with the SEC in connection with our rights offering disposition of a portion of our structured credit business, and Prospect Yield filed an amendment on April 17, 2015. We are a selling stockholder under the registration statement. We seek but cannot guarantee consummation of this disposition, which is subject to regulatory review, during calendar year 2016.
On May 6, 2015, Prospect Finance Company, LLC (“Prospect Finance”), our indirect wholly-owned subsidiary, filed a confidential registration statement with the SEC in connection with our rights offering disposition of our online consumer lending business, and Prospect Finance filed confidential amendments on June 16, July 20 and August 12, 2015. We are a selling stockholder under the registration statement. We seek but cannot guarantee consummation of this disposition, which is subject to regulatory review, late in calendar year 2015.
On May 6, 2015, Prospect Realty Income Trust Corp. (“Prospect Realty”), our wholly-owned subsidiary, filed a confidential registration statement with the SEC in connection with our rights offering disposition of a portion of our real estate business, and Prospect Realty filed confidential amendments on June 30, July 27 and August 12, 2015. We are a selling stockholder under the registration statement. We seek but cannot guarantee consummation of this disposition, which is subject to regulatory review, during calendar year 2016.
On May 19, 2015, Prospect, Prospect Capital Management, Prospect Yield, Prospect Finance and Prospect Realty filed an application for an exemptive order authorizing a joint transaction that may otherwise be prohibited by Section 57(a)(4) of the 1940 Act in order to complete each of the rights offerings described above and are awaiting comments from the SEC.

We expect to continue as a BDC in the future to pursue our multi-line origination strategy (including continuing to invest in the businesses discussed above) as a value-added differentiating factor compared with other BDCs.
Investment Holdings
As of June 30, 2015, we continue to pursue our investment strategy. At June 30, 2015, approximately $6,609,558, or 178.5%, of our net assets are invested in 131 long-term portfolio investments and CLOs.
During the year ended June 30, 2015, we originated $2,088,988 of new investments, primarily composed of $1,435,647 of debt and equity financing to non-controlled portfolio investments, $432,562 of debt and equity financing to controlled investments, and $220,779 of subordinated notes in CLOs. Our origination efforts are focused primarily on secured lending to non-control investments to reduce the risk in the portfolio by investing primarily in first lien loans, though we also continue to close select junior debt and equity investments. Our annualized current yield was 12.1% and 12.7% as of June 30, 2014 and June 30, 2015, respectively, across all performing interest bearing investments. The increase in our current yield is primarily the result of an increase in the interest rate for First Tower, LLC and increased investments in small business whole loans as well as online consumer lending. Monetization of equity positions that we hold and loans on non-accrual status are not included in this yield calculation. In many of our portfolio companies we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.
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
As of June 30, 2015, we own controlling interests in the following portfolio companies: American Property REIT Corp.; Arctic Energy Services, LLC; CCPI Inc.; CP Energy Services Inc.; Credit Central Loan Company, LLC; Echelon Aviation LLC; Edmentum Ultimate Holdings, LLC; First Tower Finance Company LLC; Freedom Marine Solutions, LLC; Gulf Coast Machine & Supply Company; Harbortouch Payments, LLC; MITY, Inc.; National Property REIT Corp.; Nationwide Loan Company LLC (f/k/a Nationwide Acceptance LLC); NMMB, Inc.; R-V Industries, Inc.; United Property REIT Corp.; Valley Electric Company, Inc.; and Wolf Energy, LLC. We also own an affiliated interest in BNN Holdings Corp.
The following shows the composition of our investment portfolio by level of control as of June 30, 2015 and June 30, 2014:

	June 30, 2015				June 30, 2014
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Control Investments	$1,894,644	28.9%	$1,974,202	29.9%	$1,719,242	27.0%	$1,640,454	26.2%
Affiliate Investments	45,150	0.7%	45,945	0.7%	31,829	0.5%	32,121	0.5%
Non-Control/Non-Affiliate Investments	4,619,582	70.4%	4,589,411	69.4%	4,620,451	72.5%	4,581,164	73.3%
Total Investments	$6,559,376	100.0%	$6,609,558	100.0%	$6,371,522	100.0%	$6,253,739	100.0%

The following shows the composition of our investment portfolio by type of investment as of June 30, 2015 and June 30, 2014:

	June 30, 2015				June 30, 2014
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Revolving Line of Credit	$30,546	0.5%	$30,546	0.5%	$3,445	0.1%	$2,786	—%
Senior Secured Debt	3,617,111	55.1%	3,533,447	53.5%	3,578,339	56.2%	3,514,198	56.2%
Subordinated Secured Debt	1,234,701	18.8%	1,205,303	18.2%	1,272,275	20.0%	1,200,221	19.2%
Subordinated Unsecured Debt	145,644	2.2%	144,271	2.2%	85,531	1.3%	85,531	1.4%
Small Business Loans	50,558	0.8%	50,892	0.8%	4,637	0.1%	4,252	0.1%
CLO Debt	28,613	0.4%	32,398	0.5%	28,118	0.4%	33,199	0.5%
CLO Residual Interest	1,072,734	16.4%	1,113,023	16.8%	1,044,656	16.4%	1,093,985	17.5%
Preferred Stock	41,047	0.6%	4,361	0.1%	78,448	1.2%	9,370	0.1%
Common Stock	181,404	2.8%	164,984	2.5%	83,129	1.3%	78,074	1.3%
Membership Interest	148,192	2.3%	278,537	4.2%	190,671	3.0%	221,168	3.6%
Participating Interest(1)	—	—%	42,787	0.6%	—	—%	213	—%
Escrow Receivable	7,144	0.1%	5,984	0.1%	—	—%	1,589	—%
Warrants	1,682	—%	3,025	—%	2,273	—%	9,153	0.1%
Total Investments	$6,559,376	100.0%	$6,609,558	100.0%	$6,371,522	100.0%	$6,253,739	100.0%

(1)	Participating Interest includes our participating equity investments, such as net profits interests, net operating income interests, net revenue interests, and overriding royalty interests.
The following shows our investments in interest bearing securities by type of investment as of June 30, 2015 and June 30, 2014:

	June 30, 2015				June 30, 2014
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien	$3,642,761	58.9%	$3,559,097	58.3%	$3,581,784	59.5%	$3,516,984	59.3%
Second Lien	1,239,597	20.0%	1,210,199	19.8%	1,272,275	21.1%	1,200,221	20.2%
Unsecured	145,644	2.4%	144,271	2.4%	85,531	1.4%	85,531	1.4%
Small Business Loans	50,558	0.8%	50,892	0.8%	4,637	0.1%	4,252	0.1%
CLO Debt	28,613	0.5%	32,398	0.5%	28,118	0.5%	33,199	0.6%
CLO Residual Interest	1,072,734	17.4%	1,113,023	18.2%	1,044,656	17.4%	1,093,985	18.4%
Total Debt Investments	$6,179,907	100.0%	$6,109,880	100.0%	$6,017,001	100.0%	$5,934,172	100.0%
The following shows the composition of our investment portfolio by geographic location as of June 30, 2015 and June 30, 2014:

	June 30, 2015				June 30, 2014
Geographic Location	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Canada	$15,000	0.2%	$15,000	0.2%	$15,000	0.2%	$15,000	0.2%
Cayman Islands	1,101,347	16.8%	1,145,421	17.3%	1,072,774	16.8%	1,127,184	18.0%
France	10,145	0.2%	9,734	0.2%	10,170	0.2%	10,339	0.2%
Midwest US	797,002	12.2%	822,591	12.4%	787,864	12.4%	753,932	12.1%
Northeast US	1,085,569	16.5%	1,151,510	17.4%	1,224,403	19.2%	1,181,533	18.9%
Puerto Rico	40,911	0.6%	37,539	0.6%	41,307	0.6%	36,452	0.6%
Southeast US	1,561,990	23.8%	1,606,305	24.3%	1,570,451	24.6%	1,539,076	24.6%
Southwest US	762,454	11.6%	693,138	10.5%	680,351	10.8%	659,322	10.5%
Western US	1,184,958	18.1%	1,128,320	17.1%	969,202	15.2%	930,901	14.9%
Total Investments	$6,559,376	100.0%	$6,609,558	100.0%	$6,371,522	100.0%	$6,253,739	100.0%

The following shows the composition of our investment portfolio by industry as of June 30, 2015 and June 30, 2014:

	June 30, 2015				June 30, 2014
Industry	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Aerospace & Defense	$70,860	1.1%	$78,675	1.2%	$102,803	1.6%	$102,967	1.6%
Auto Finance	—	—%	—	—%	11,139	0.2%	11,139	0.2%
Automobile	—	—%	—	—%	22,296	0.3%	22,452	0.4%
Business Services	646,021	9.8%	711,541	10.8%	598,940	9.4%	611,286	9.8%
Chemicals	4,963	0.1%	5,000	0.1%	19,648	0.3%	19,713	0.3%
Commercial Services	245,913	3.8%	241,620	3.6%	301,610	4.7%	301,610	4.8%
Construction & Engineering	58,837	0.9%	30,497	0.4%	56,860	0.9%	33,556	0.5%
Consumer Finance	426,697	6.5%	486,977	7.4%	425,497	6.7%	434,348	6.9%
Consumer Services	190,037	2.9%	190,216	2.9%	502,862	7.9%	504,647	8.1%
Contracting	—	—%	—	—%	3,831	0.1%	—	—%
Diversified Financial Services	120,327	1.8%	119,919	1.8%	37,937	0.6%	37,937	0.6%
Durable Consumer Products	439,172	6.7%	422,033	6.4%	377,205	5.9%	375,329	6.0%
Food Products	282,185	4.3%	281,365	4.3%	173,375	2.7%	174,603	2.8%
Healthcare	435,893	6.6%	434,446	6.6%	329,408	5.2%	326,142	5.2%
Hotels, Restaurants & Leisure	177,748	2.7%	177,926	2.7%	132,193	2.1%	132,401	2.1%
Machinery	376	—%	563	—%	396	—%	621	—%
Manufacturing	163,380	2.5%	126,921	1.9%	204,394	3.2%	171,577	2.7%
Media	361,825	5.5%	350,365	5.3%	362,738	5.7%	344,278	5.5%
Metal Services & Minerals	25,670	0.4%	23,745	0.4%	48,402	0.8%	51,977	0.8%
Oil & Gas Production	3,000	—%	22	—%	55,451	0.9%	3,599	0.1%
Oil & Gas Services	289,803	4.4%	246,817	3.7%	305,418	4.8%	312,532	5.0%
Online Lending	213,143	3.2%	213,477	3.2%	4,637	0.1%	4,252	0.1%
Personal & Nondurable Consumer Products	213,796	3.4%	193,046	2.8%	10,604	0.2%	11,034	0.2%
Pharmaceuticals	74,951	1.1%	74,588	1.1%	78,069	1.2%	73,690	1.2%
Property Management	5,880	0.1%	3,814	0.1%	57,500	0.9%	45,284	0.7%
Real Estate	462,895	7.1%	512,245	7.8%	353,506	5.5%	355,236	5.7%
Retail	63	—%	260	—%	14,231	0.2%	14,625	0.2%
Software & Computer Services	217,429	3.3%	217,472	3.3%	240,469	3.8%	241,260	3.9%
Telecommunication Services	4,573	0.1%	4,595	0.1%	79,630	1.2%	79,654	1.3%
Textiles, Apparel & Luxury Goods	252,200	3.8%	252,200	3.8%	275,023	4.3%	259,690	4.2%
Transportation	70,392	1.1%	63,792	1.0%	112,676	1.8%	69,116	1.1%
Subtotal	$5,458,029	83.2%	$5,464,137	82.7%	$5,298,748	83.2%	$5,126,555	82.0%
Structured Finance(1)	1,101,347	16.8%	1,145,421	17.3%	1,072,774	16.8%	1,127,184	18.0%
Total Investments	$6,559,376	100.0%	$6,609,558	100.0%	$6,371,522	100.0%	$6,253,739	100.0%

(1)	Our CLO investments do not have industry concentrations and as such have been separated in the table above.

Portfolio Investment Activity
During the year ended June 30, 2015, we acquired $929,023 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $1,073,492, funded $57,196 of revolver advances, and recorded PIK interest of $29,277, resulting in gross investment originations of $2,088,988. The more significant of these transactions are briefly described below.
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
On August 5, 2014, we made an investment of $39,105 to purchase 70.94% of the subordinated notes in CIFC Funding 2014-IV Investor, Ltd. in a co-investment transaction with Priority Income Fund, Inc., a closed-end fund managed by an affiliate of Prospect Capital Management.
On August 13, 2014, we provided $210,000 of first lien senior secured financing, of which $200,000 was funded at closing, to support the recapitalization of Trinity Services Group, Inc. (“Trinity”), a leading food services company in the H.I.G. Capital portfolio. We invested $100,000 in Term Loan A notes and $100,000 in Term Loan B notes. The Term Loan A bears interest in cash at the greater of 6.5% or LIBOR plus 5.5% and has a final maturity of August 13, 2019. The Term Loan B bears interest in cash at the greater of 11.5% or LIBOR plus 10.5% and has a final maturity of August 13, 2019. The $10,000 senior secured revolver, which was unfunded at closing, bore interest in cash at the greater of 9.0% or LIBOR plus 8.0% and was terminated upon maturity on June 5, 2015.
On August 19, 2014 and August 27, 2014, we made a combined $10,670 follow-on investment in UPRC to acquire Michigan Storage, LLC, a portfolio of seven self-storage facilities located in Michigan. We invested $1,281 of equity through UPH Property Holdings, LLC and $9,389 of debt directly to UPRC. The senior secured term loan bears interest in cash at the greater of 6.0% or LIBOR plus 4.0% and payment-in-kind interest of 5.5% and has a final maturity of April 1, 2019. These properties were subsequently contributed to NPRC.
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

On September 29, 2014, we made a $22,618 follow-on investment in UPRC to acquire Canterbury Green Apartments Holdings, LLC, a multi-family property located in Fort Wayne, Indiana. We invested $3,393 of equity through UPH and $19,225 of debt directly to UPRC. The senior secured term loan bears interest in cash at the greater of 6.0% or LIBOR plus 4.0% and payment-in-kind interest of 5.5% and has a final maturity of April 1, 2019.
On September 30, 2014, we made a $26,431 follow-on first lien senior secured debt investment in Harbortouch Payments, LLC (“Harbortouch”) to support an acquisition. The Term Loan C bears interest in cash at the greater of 13.0% or LIBOR plus 9.0% and has a final maturity of September 29, 2018.
On September 30, 2014, we made a $42,200 follow-on first lien senior secured debt investment in PrimeSport, Inc. (“PrimeSport”) to fund a dividend recapitalization. We invested an equal amount in Term Loan A notes and Term Loan B notes. The Term Loan A originally bore interest in cash at the greater of 7.5% or LIBOR plus 6.5% and had a final maturity of December 23, 2019. The Term Loan B originally bore interest in cash at the greater of 11.5% or LIBOR plus 10.5% and payment-in-kind interest of 1.0% and had a final maturity of December 23, 2019. On February 11, 2015, we made a $20,268 follow-on first lien senior secured debt investment in PrimeSport to support its acquisition by a new financial sponsor. We invested an additional $10,680 in Term Loan A notes and $9,588 in Term Loan B notes. In connection with the incremental funding, we amended the terms of the investments. The Term Loan A bears interest in cash at the greater of 7.0% or LIBOR plus 6.0% and has a final maturity of February 11, 2021. The Term Loan B bears interest in cash at the greater of 12.0% or LIBOR plus 11.0% and has a final maturity of February 11, 2021.
On September 30, 2014 and October 29, 2014, we made a combined $22,688 follow-on investment in UPRC to acquire Columbus OH Apartment Holdco, LLC, a portfolio of eight multi-family residential properties located in Ohio. We invested $3,398 of equity through UPH and $19,290 of debt directly to UPRC. The senior secured term loan bears interest in cash at the greater of 6.0% or LIBOR plus 4.0% and payment-in-kind interest of 5.5% and has a final maturity of April 1, 2019.
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
On October 8, 2014, we made a $65,000 second lien secured debt investment in Capstone Logistics Acquisition, Inc. (“Capstone”), a logistics services portfolio company. The second lien term loan originally bore interest in cash at the greater of 8.75% or LIBOR plus 7.75%. On June 12, 2015, we made a $37,500 follow-on second lien senior secured debt investment in Capstone to support an acquisition. In connection with the incremental funding, we amended the terms of this investment to the greater of 9.25% or LIBOR plus 8.25%. The investment has a final maturity of October 7, 2022.
On October 9, 2014, we made an investment of $50,743 to purchase 83.60% of the subordinated notes in Babson CLO Ltd. 2014-III in a co-investment transaction with Priority Income Fund, Inc., a closed-end fund managed by an affiliate of Prospect Capital Management.
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
On January 16, 2015, we made a $13,871 follow-on investment in NPRC to acquire five additional properties in Michigan Storage, LLC, a portfolio of twelve self-storage facilities located in Michigan. We invested $2,061 of equity through NPH Property Holdings, LLC and $11,810 of debt directly to NPRC. The senior secured Term Loan A bears interest in cash at the greater of 6.0% or LIBOR plus 4.0% and payment-in-kind interest of 5.5% and has a final maturity of April 1, 2019.
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
On April 15, 2015, we provided $48,500 of first lien senior secured financing, of which $43,500 was funded at closing, to USG Intermediate, LLC, an entrepreneur-owned direct marketing company. The Term Loan A bears interest in cash at the greater of 7.5% or LIBOR plus 6.5% and has a final maturity of April 15, 2020. The Term Loan B bears interest in cash at the greater of 12.5% or LIBOR plus 11.5% and has a final maturity of April 15, 2020. The $5,000 senior secured revolver, which was unfunded at closing, bears interest in cash at the greater of 10.0% or LIBOR plus 9.0% and has a final maturity of April 15, 2016.
On April 16, 2015, we made a $10,000 second lien secured debt investment in SESAC Holdco II LLC, a performance rights organization based in Nashville, Tennessee. The second lien term loan bears interest in cash at the greater of 9.0% or LIBOR plus 8.0% and has a final maturity of April 22, 2021.
On May 13, 2015, we made an investment of $44,645 to purchase 81.48% of the subordinated notes in Mountain View CLO IX Ltd. in a co-investment transaction with Priority Income Fund, Inc., a closed-end fund managed by an affiliate of Prospect Capital Management.
On May 28, 2015, we made a $15,000 follow-on first lien senior secured debt investment in Traeger Pellet Grills LLC in connection with a delayed purchase price payment. We invested an additional $7,500 in Term Loan A notes and $7,500 in Term Loan B notes. The Term Loan A bears interest in cash at the greater of 6.5% or LIBOR plus 4.5% and has a final maturity of June 18, 2018. The Term Loan B bears interest in cash at the greater of 11.5% or LIBOR plus 9.5% and has a final maturity of June 18, 2018.
On June 5, 2015, we made an investment of $15,106 to purchase 50.07% of the subordinated notes in HarbourView CLO VII, Ltd. in a co-investment transaction with Priority Income Fund, Inc., a closed-end fund managed by an affiliate of Prospect Capital Management.
On June 9, 2015, we provided additional debt and equity financing to support the recapitalization of Edmentum, Inc. (“Edmentum”). As part of the recapitalization, we exchanged 100% of the $50,000 second lien term loan previously outstanding for $26,365 of junior PIK notes and 370,964.14 Class A common units representing 37.1% equity ownership in Edmentum Ultimate Holdings, LLC (“Edmentum Holdings”). In addition, we invested $5,875 in senior PIK notes and committed $7,834 as part of a second lien revolving credit facility, of which $4,896 was funded at closing. The unsecured senior PIK note issued by Edmentum Holdings bears payment-in-kind interest of 8.5% and has a final maturity of June 9, 2020. The unsecured junior PIK note issued by Edmentum Holdings bears payment-in-kind interest of 10.0% and has a final maturity of June 9, 2020. The second lien revolver issued by Edmentum bears interest in cash at 5.0% and has a final maturity of June 9, 2020. On June 9, 2015, we determined that the impairment of Edmentum was other-than-temporary and recorded a realized loss of $22,116 for the amount that the amortized cost exceeded the fair value, reducing the amortized cost to $37,216.

On June 12, 2015, we made a second lien secured investment of $5,000 to support the recapitalization of Royal Holdings, Inc., a manufacturer of high-value specialty adhesives and sealants. The second lien term loan bears interest in cash at the greater of 8.5% or LIBOR plus 7.5% and has a final maturity of June 19, 2023. As part of the recapitalization, on June 22, 2015, we received repayment of the $20,000 loan previously outstanding from Royal Adhesives and Sealants, LLC, a wholly-owned subsidiary of Royal Holdings, Inc.
On June 19, 2015, we made a $10,000 second lien secured investment in Prime Security Services Borrower, LLC to support the simultaneous acquisitions of two providers of alarm monitoring services in the United States. The second lien term loan bears interest in cash at the greater of 9.75% or LIBOR plus 8.75% and has a final maturity of July 1, 2022.
On June 23, 2015, we made a $10,000 second lien secured investment in PlayPower, Inc., a global designer and manufacturer of commercial playgrounds as well as indoor and outdoor recreational equipment. The second lien term loan bears interest in cash at the greater of 9.75% or LIBOR plus 8.75% and has a final maturity of June 23, 2022.
On June 26, 2015, we made a $21,400 follow-on first lien senior secured debt investment in Global Employment Solutions, Inc. to support an acquisition. In connection with the incremental funding, we amended the terms of this investment to the greater of 10.25% or LIBOR plus 9.25% and extended the final maturity to June 26, 2020.
On June 26, 2015, we made an investment of $16,928 to purchase 56.52% of the subordinated notes in Jefferson Mill CLO Ltd. in a co-investment transaction with Priority Income Fund, Inc., a closed-end fund managed by an affiliate of Prospect Capital Management.
On June 30, 2015, we provided $58,500 of first lien senior secured financing, of which $44,000 was funded at closing, to BAART Programs, Inc., an operator of outpatient opioid treatment service clinics. We invested $21,500 in Term Loan A notes and $21,500 in Term Loan B notes. The Term Loan A bears interest in cash at the greater of 6.25% or LIBOR plus 5.75% and has a final maturity of June 30, 2020. The Term Loan B bears interest in cash at the greater of 11.25% or LIBOR plus 10.75% and has a final maturity of June 30, 2020. The $5,000 senior secured revolver, of which $1,000 was funded at closing, bears interest in cash at the greater of 8.75% or LIBOR plus 8.25% and has a final maturity of June 30, 2018. We also provided $10,500 of delayed draw term loan commitment to fund a future earnout payment to the sellers. The delayed draw term loan, which was unfunded at closing, would increase the existing Term Loan A and Term Loan B on a pro rata basis and bear the same terms and conditions as the initial loans, if drawn.
In addition to the purchases noted above, during the year ended June 30, 2015, we made thirty-six follow-on investments in NPRC totaling $224,200 to support the online consumer lending initiative. We invested $52,350 of equity through NPH Property Holdings, LLC and $171,850 of debt directly to NPRC and its wholly-owned subsidiaries.
Additionally, during the year ended June 30, 2015, our wholly-owned subsidiary PSBL purchased $96,380 of small business whole loans from OnDeck and Direct Capital.
During the year ended June 30, 2015, we received full repayments on eighteen investments, sold twelve investments, and received several partial prepayments and amortization payments totaling $1,633,073, net of realized losses totaling $180,423. The more significant of these transactions are briefly described below.
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
On October 7, 2014, Grocery Outlet, Inc. repaid the $14,457 loan receivable to us.
On October 10, 2014, ARRM Services, Inc. (“ARRM”) sold Ajax Rolled Ring & Machine, LLC (“Ajax”) to a third party and repaid the $19,337 loan receivable to us and we recorded a realized loss of $23,560 related to the sale. Concurrent with the sale, our ownership increased to 100% of the outstanding equity of ARRM Services, Inc. which was renamed SB Forging Company, Inc. (“SB Forging”). As such, we began consolidating SB Forging on October 11, 2014. In addition, there is $3,000 being held in escrow of which $802 was received on May 6, 2015 for which we realized a gain of the same amount. The remainder will be recognized as additional gain if and when received.
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
On April 10, 2015, Sandow Media, LLC repaid the $24,425 loan receivable to us.
On April 16, 2015, Ikaria, Inc. repaid the $20,000 loan receivable to us.
On May 22, 2015, Blue Coat Systems, Inc. repaid the $11,000 loan receivable to us.
On June 2, 2015, we sold 100% of the outstanding principal balance of the senior secured Term Loan A investment in Fleetwash, Inc. for $24,079. There was no gain or loss realized on the sale.
On June 5, 2015, we sold our equity investment in Vets Securing America, Inc. (“VSA”) and realized a net loss of $975 on the sale. In connection with the sale, VSA was released as a borrower on the secured promissory notes, leaving The Healing Staff, Inc. (“THS”) as the sole borrower. During the year ended June 30, 2015, THS ceased operations and we recorded a realized loss of $2,956, reducing the amortized cost to zero.
On June 8, 2015, we sold an additional 10% of the total outstanding principal balance of the senior secured Term Loan A investment in Trinity for $9,876. There was no gain or loss realized on the sale.
On June 22, 2015, IDQ Holdings, Inc. repaid the $12,500 loan receivable to us.
On June 22, 2015, we sold 26.85% of the outstanding principal balance of the senior secured Term Loan A investment in PrimeSport for $19,950. There was no gain or loss realized on the sale.
On June 22, 2015, we sold an additional 20% of the total outstanding principal balance of the senior secured Term Loan A investment in Trinity for $19,751. There was no gain or loss realized on the sale.
On June 25, 2015, Deltek, Inc. repaid the $12,000 loan receivable to us.

In addition to the repayments noted above, during the year ended June 30, 2015, we received partial repayments of $31,365 of the NPRC loan previously outstanding and $5,577 as a return of capital on the equity investment in NPRC.
The following table provides a summary of our investment activity for each quarter within the three years ending June 30, 2015:

Quarter Ended	Acquisitions(1)	Dispositions(2)
September 30, 2012	$747,937	$158,123
December 31, 2012	772,125	349,269
March 31, 2013	784,395	102,527
June 30, 2013	798,760	321,615

September 30, 2013	556,843	164,167
December 31, 2013	608,153	255,238
March 31, 2014	1,343,256	197,947
June 30, 2014	444,104	169,617

September 30, 2014	887,205	863,144
December 31, 2014	522,705	224,076
March 31, 2015	219,111	108,124
June 30, 2015	459,967	437,729

(1)	Includes investments in new portfolio companies, follow-on investments in existing portfolio companies, refinancings and PIK interest.

(2)	Includes sales, scheduled principal payments, prepayments and refinancings.
Investment Valuation
In determining the fair value of our portfolio investments at June 30, 2015, the Audit Committee considered valuations from the independent valuation firms and from management having an aggregate range of $6,304,870 to $6,736,378, excluding money market investments.
In determining the range of value for debt instruments except CLOs and debt investments in controlled portfolio companies, management and the independent valuation firm generally estimate corporate and security credit ratings and identify corresponding yields to maturity for each loan from relevant market data. A discounted cash flow analysis was then prepared using the appropriate yield to maturity as the discount rate, to determine range of value. For non-traded equity investments, the enterprise value was determined by applying EBITDA multiples or book value multiples for similar guideline public companies and/or similar recent investment transactions. For stressed equity investments, a liquidation analysis was prepared.
In determining the range of value for our investments in CLOs, management and the independent valuation firm used a discounted cash flow model. The valuations were accomplished through the analysis of the CLO deal structures to identify the risk exposures from the modeling point of view as well as to determine an appropriate call date. For each CLO security, the most appropriate valuation approach was chosen from alternative approaches to ensure the most accurate valuation for such security. A waterfall engine is used to store the collateral data, generate collateral cash flows from the assets based on various assumptions for the risk factors, and distribute the cash flows to the liability structure based on the payment priorities, and discount them back using proper discount rates to anticipated maturity and call dates.
The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties, comparable multiples for recent sales of companies within the industry and discounted cash flow models for our investments in CLOs. The composite of all these analyses, applied to each investment, was a total valuation of $6,609,558.
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
American Property REIT Corp.
APRC is a Maryland corporation and a qualified REIT for federal income tax purposes. APRC was formed to hold for investment, operate, finance, lease, manage, and sell a portfolio of real estate assets and engage in any and all other activities as may be necessary, incidental or convenient to carry out the foregoing. APRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties. APRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity. As of June 30, 2015, we own 100% of the fully-diluted common equity of APRC.
During the year ended June 30, 2015, we provided $1,381 and $107 of debt and equity financing, respectively, to APRC for the acquisition of real estate properties and to fund capital expenditures for existing properties. During the year ended June 30, 2015, APRC transferred its investments in certain properties to NPRC. As a result, our investments in APRC related to these properties also transferred to NPRC. The investments transferred consisted of $12,985 of equity and $95,576 of debt. There was no gain or loss realized on these transactions. In addition, during the year ended June 30, 2015, we received $8 as a return of capital on the equity investment in APRC.
As of June 30, 2015, APRC’s real estate portfolio was comprised of twelve multi-family properties and one commercial property. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by APRC as of June 30, 2015.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	1557 Terrell Mill Road, LLC	Marietta, GA	12/28/2012	$23,500	$15,164
2	Lofton Place, LLC	Tampa, FL	4/30/2013	26,000	16,965
3	Vista Palma Sola, LLC	Bradenton, FL	4/30/2013	27,000	17,550
4	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	9,650
5	Cordova Regency, LLC	Pensacola, FL	11/15/2013	13,750	9,026
6	Crestview at Oakleigh, LLC	Pensacola, FL	11/15/2013	17,500	11,488
7	Inverness Lakes, LLC	Mobile, AL	11/15/2013	29,600	19,400
8	Kings Mill Pensacola, LLC	Pensacola, FL	11/15/2013	20,750	13,622
9	Plantations at Pine Lake, LLC	Tallahassee, FL	11/15/2013	18,000	11,817
10	Verandas at Rock Ridge, LLC	Birmingham, AL	11/15/2013	15,600	10,205
11	Plantations at Hillcrest, LLC	Mobile, AL	1/17/2014	6,930	4,972
12	Crestview at Cordova, LLC	Pensacola, FL	1/17/2014	8,500	4,950
13	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
				$223,699	$144,809
Due to an increase in same property values driven by an increase in net operating income and a decrease in observed market capitalization rates for the properties, the Board of Directors increased the fair value of our investment in APRC to $118,256 as of June 30, 2015, a premium of $18,064 to its amortized cost, compared to the $3,392 unrealized appreciation recorded at June 30, 2014.

First Tower Finance Company LLC
We own 80.1% of First Tower Finance Company LLC (“First Tower Finance”), which owns 100% of First Tower, LLC (“First Tower”), the operating company. First Tower is a multiline specialty finance company based in Flowood, Mississippi with over 170 branch offices.
On June 15, 2012, we acquired 80.1% of First Tower businesses for $110,200 in cash and 14,518,207 unregistered shares of our common stock. Based on our share price of $11.06 at the time of issuance, we acquired our 80.1% interest in First Tower for approximately $270,771. The assets of First Tower acquired include, among other things, the subsidiaries owned by First Tower, which hold finance receivables, leaseholds, and tangible property associated with First Tower’s businesses. As part of the transaction, we received $4,038 in structuring fee income from First Tower. On October 18, 2012, we funded an additional $20,000 of senior secured debt to support seasonally high demand during the holiday season. On December 30, 2013, we funded an additional $10,000 to again support seasonal demand and received $8,000 of structuring fees related to the renegotiation and expansion of First Tower’s revolver with a third party which was recognized as other income. As of June 30, 2015, First Tower had total assets of approximately $605,260 including $400,451 of finance receivables net of unearned charges. As of June 30, 2015, First Tower’s total debt outstanding to parties senior to us was $334,637.
Due to First Tower’s maintained positive momentum driven by strong volumes and historically low delinquencies, the Board of Directors increased the fair value of our investment in First Tower Finance to $365,950 as of June 30, 2015, a premium of $47,899 to its amortized cost, compared to the $7,134 unrealized appreciation recorded at June 30, 2014.
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
On March 31, 2014, we acquired a controlling interest in Harbortouch for $147,898 in cash and 2,306,294 unregistered shares of our common stock. We funded $130,796 of senior secured term debt, $123,000 of subordinated term debt and $24,898 of equity at closing. As part of the transaction, we received $7,536 of structuring fee income from Harbortouch. On April 1, 2014, we restructured our investment in Harbortouch and $14,226 of equity was converted into additional debt investment. On September 30, 2014, we made a $26,431 follow-on investment in Harbortouch to support an acquisition. As part of the transaction, we received $529 of structuring fee income and $50 of amendment fee income from Harbortouch which was recorded as other income. On December 19, 2014, we made an additional $1,292 equity investment in Harbortouch Class C voting units. As of June 30, 2015, we own 100% of the Class C voting units of Harbortouch, which provide for a 53.5% residual profits allocation.
Due to improved operating results and a corresponding increase in Harbortouch’s enterprise value, the Board of Directors increased the fair value of our investment in Harbortouch to $376,936 as of June 30, 2015, a premium of $71,477 to its amortized cost, compared to the $12,620 unrealized appreciation recorded at June 30, 2014.
National Property REIT Corp.
NPRC is a Maryland corporation and a qualified REIT for federal income tax purposes. NPRC was formed to hold for investment, operate, finance, lease, manage, and sell a portfolio of real estate assets and engage in any and all other activities as may be necessary, incidental or convenient to carry out the foregoing. NPRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties. NPRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity. Additionally, through its wholly-owned subsidiaries, NPRC invests in online consumer loans. As of June 30, 2015, we own 100% of the fully-diluted common equity of NPRC.
During the year ended June 30, 2015, we provided $171,850 and $52,350 of debt and equity financing, respectively, to NPRC to enable certain of its wholly-owned subsidiaries to invest in online consumer loans. In addition, during the year ended June 30, 2015, we received partial repayments of $32,883 of the loans previously outstanding and $5,577 as a return of capital on the equity investment in NPRC.

The online consumer loan investments held by certain of NPRC’s wholly-owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $35, with fixed interest rates and fixed terms of either 36 or 60 months. As of June 30, 2015, the investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries had a fair value of $366,014. The average outstanding individual loan balance is approximately $9 and the loans mature on dates ranging from October 31, 2016 to June 29, 2020. Fixed interest rates range from 5.3% to 29.0% with a weighted-average current interest rate of 19.6%.
During the year ended June 30, 2015, we provided $12,046 and $2,077 of debt and equity financing, respectively, to NPRC for the acquisition of real estate properties and to fund capital expenditures for existing properties. During the year ended June 30, 2015, APRC and UPRC transferred their investments in certain properties to NPRC. As a result, our investments in APRC and UPRC related to these properties also transferred to NPRC. The investments transferred consisted of $14,266 of equity and $105,020 of debt. There was no gain or loss realized on these transactions.
As of June 30, 2015, NPRC’s real estate portfolio was comprised of eleven multi-family properties and thirteen commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of June 30, 2015.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	146 Forest Parkway, LLC	Forest Park, GA	10/24/2012	$7,400	$—
2	5100 Live Oaks Blvd, LLC	Tampa, FL	1/17/2013	63,400	39,600
3	NPRC Carroll Resort, LLC	Pembroke Pines, FL	6/24/2013	225,000	157,500
4	APH Carroll 41, LLC	Marietta, GA	11/1/2013	30,600	22,097
5	Matthews Reserve II, LLC	Matthews, NC	11/19/2013	22,063	17,571
6	City West Apartments II, LLC	Orlando, FL	11/19/2013	23,562	18,533
7	Vinings Corner II, LLC	Smyrna, GA	11/19/2013	35,691	26,640
8	Uptown Park Apartments II, LLC	Altamonte Springs, FL	11/19/2013	36,590	27,471
9	Mission Gate II, LLC	Plano, TX	11/19/2013	47,621	36,148
10	St. Marin Apartments II, LLC	Coppell, TX	11/19/2013	73,078	53,863
11	APH Carroll Bartram Park, LLC	Jacksonville, FL	12/31/2013	38,000	28,500
12	APH Carroll Atlantic Beach, LLC	Atlantic Beach, FL	1/31/2014	13,025	8,916
13	23 Mile Road Self Storage, LLC	Chesterfield, MI	8/19/2014	5,804	4,350
14	36th Street Self Storage, LLC	Wyoming, MI	8/19/2014	4,800	3,600
15	Ball Avenue Self Storage, LLC	Grand Rapids, MI	8/19/2014	7,281	5,460
16	Ford Road Self Storage, LLC	Westland, MI	8/29/2014	4,642	3,480
17	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	4,458	3,345
18	Ann Arbor Kalamazoo Self Storage, LLC	Scio, MI	8/29/2014	8,927	6,695
19	Ann Arbor Kalamazoo Self Storage, LLC	Kalamazoo, MI	8/29/2014	2,363	1,775
20	Jolly Road Self Storage, LLC	Okemos, MI	1/16/2015	7,492	5,620
21	Eaton Rapids Road Self Storage, LLC	Lansing West, MI	1/16/2015	1,741	1,305
22	Haggerty Road Self Storage, LLC	Novi, MI	1/16/2015	6,700	5,025
23	Waldon Road Self Storage, LLC	Lake Orion, MI	1/16/2015	6,965	5,225
24	Tyler Road Self Storage, LLC	Ypsilanti, MI	1/16/2015	3,507	2,630
				$680,710	$485,349
Due to an increase in same property values driven by an increase in net operating income and a decrease in observed market capitalization rates for the properties, the Board of Directors increased the fair value of our investment in NPRC to $471,889 as of June 30, 2015, a premium of $22,229 to its amortized cost, compared to the $2,088 unrealized depreciation recorded at June 30, 2014.

United Property REIT Corp.
UPRC is a Delaware limited liability company and a qualified REIT for federal income tax purposes. UPRC was formed to hold for investment, operate, finance, lease, manage, and sell a portfolio of real estate assets and engage in any and all other activities as may be necessary, incidental or convenient to carry out the foregoing. UPRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties. UPRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity. As of June 30, 2015, we own 100% of the fully-diluted common equity of UPRC.
During the year ended June 30, 2015, we provided $53,022 and $9,100 of debt and equity financing, respectively, to UPRC for the acquisition of certain properties and to fund capital expenditures for existing properties. During the year ended June 30, 2015, UPRC transferred its investments in certain properties to NPRC. As a result, our investments in UPRC related to these properties also transferred to NPRC. The investments transferred consisted of $1,281 of equity and $9,444 of debt. There was no gain or loss realized on the transaction.
As of June 30, 2015, UPRC’s real estate portfolio was comprised of fifteen multi-families properties and one commercial property. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by UPRC as of June 30, 2015.

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
Due to an increase in same property values driven by an increase in net operating income and a decrease in observed market capitalization rates for the properties, the Board of Directors increased the fair value of our investment in UPRC to $84,685 as of June 30, 2015, a premium of $9,057 to its amortized cost, compared to the $426 unrealized appreciation recorded at June 30, 2014.

Valley Electric Company, Inc.
We own 94.99% of Valley Electric Company, Inc. (“Valley Electric”) as of June 30, 2015. Valley Electric owns 100% of the equity of VE Company, Inc., which owns 100% of the equity of Valley Electric Co. of Mt. Vernon, Inc. (“Valley”). Valley is a leading provider of specialty electrical services in the state of Washington and is among the top 50 electrical contractors in the U.S. The company, with its headquarters in Everett, Washington, offers a comprehensive array of contracting services, primarily for commercial, industrial, and transportation infrastructure applications, including new installation, engineering and design, design-build, traffic lighting and signalization, low to medium voltage power distribution, construction management, energy management and control systems, 24-hour electrical maintenance and testing, as well as special projects and tenant improvement services. Valley was founded in 1982 by the Ward family, who held the company until the end of 2012.
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
Due to soft operating results, the Board of Directors decreased the fair value of our investment in Valley Electric to $30,497 as of June 30, 2015, a discount of $28,340 from its amortized cost, compared to the $23,304 unrealized depreciation recorded at June 30, 2014.
Equity positions in the portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results. Several of our controlled companies experienced such volatility and we recorded corresponding fluctuations in valuations during the year ended June 30, 2015. See above for discussions regarding the fluctuations in APRC, First Tower, Harbortouch, NPRC, UPRC, and Valley Electric. During the year ended June 30, 2015, the value of our investment in CP Energy Services Inc. (“CP Energy”) decreased by $41,927 as a result of depressed earnings resulting from softness of the energy markets; Gulf Coast Machine & Supply Company (“Gulf Coast”) decreased by $16,041 due to a decline in operating results; and R-V Industries, Inc. (“R-V”) decreased by $16,052 due to lower sales profitability. In total, thirteen of the controlled investments are valued at the original investment amounts or higher, and six of the controlled investments have been valued at discounts to the original investment. Overall, at June 30, 2015, control investments are valued at $79,558 above their amortized cost.
We hold one affiliate investment at June 30, 2015. Our affiliate portfolio company did not experience a significant change in valuation during the year ended June 30, 2015.
With the non-control/non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is generally limited on the high side to each loan’s par value, plus any prepayment premia that could be imposed. Many of the debt investments in this category have not experienced a significant change in value, as they were previously valued at or near par value. Non-control/non-affiliate investments did not experience significant changes and are generally performing as expected or better than expected. During the year ended June 30, 2015, the value of our investment in Pacific World decreased by $21,328 due to a decline in operating results. Overall, at June 30, 2015, non-control/non-affiliate investments are valued at $30,171 below their amortized cost.
Capitalization
Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt as of June 30, 2015 consists of: a Revolving Credit Facility availing us of the ability to borrow debt subject to borrowing base determinations; Convertible Notes which we issued in December 2010, February 2011, April 2012, August 2012, December 2012 and April 2014; Public Notes which we issued in March 2013 and April 2014; and Prospect Capital InterNotes® which we may issue from time to time. Our equity capital is comprised entirely of common equity.

The following table shows the maximum draw amounts and outstanding borrowings of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of June 30, 2015 and June 30, 2014.

	June 30, 2015		June 30, 2014
	Maximum Draw Amount	Amount Outstanding	Maximum Draw Amount	Amount Outstanding
Revolving Credit Facility	$885,000	$368,700	$857,500	$92,000
Convertible Notes	1,239,500	1,239,500	1,247,500	1,247,500
Public Notes	548,094	548,094	647,881	647,881
Prospect Capital InterNotes®	827,442	827,442	785,670	785,670
Total	$3,500,036	$2,983,736	$3,538,551	$2,773,051
The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of June 30, 2015.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$368,700	$—	$—	$368,700	$—
Convertible Notes	1,239,500	150,000	497,500	592,000	—
Public Notes	548,094	—	—	300,000	248,094
Prospect Capital InterNotes®	827,442	—	54,509	369,938	402,995
Total Contractual Obligations	$2,983,736	$150,000	$552,009	$1,630,638	$651,089
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
Historically, we have funded a portion of our cash needs through borrowings from banks, issuances of senior securities, including secured, unsecured and convertible debt securities, or issuances of common equity. For flexibility, we maintain a universal shelf registration statement that allows for the public offering and sale of our debt securities, common stock, preferred stock, subscription rights, and warrants and units to purchase such securities in an amount up to $5,000,000 less issuances to date. As of June 30, 2015, we can issue up to $4,822,626 of additional debt and equity securities in the public market under this shelf registration. We may from time to time issue securities pursuant to the shelf registration statement or otherwise pursuant to private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.
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
On August 29, 2014, we renegotiated the 2012 Facility and closed an expanded five and a half year revolving credit facility (the “2014 Facility” and collectively with the 2012 Facility, the “Revolving Credit Facility”). The lenders have extended commitments of $885,000 under the 2014 Facility as of June 30, 2015. The 2014 Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The revolving period of the 2014 Facility extends through March 2019, with an additional one year amortization period (with distributions allowed) after the completion of the revolving period. During such one year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one year amortization period, the remaining balance will become due, if required by the lenders.
The 2014 Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The 2014 Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the 2014 Facility. The 2014 Facility also requires the maintenance of a minimum liquidity requirement. As of June 30, 2015, we were in compliance with the applicable covenants.
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
As of June 30, 2015 and June 30, 2014, we had $721,800 and $780,620, respectively, available to us for borrowing under the Revolving Credit Facility, of which the amount outstanding was $368,700 and $92,000, respectively. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $885,000. As of June 30, 2015, the investments, including money market funds, used as collateral for the Revolving Credit Facility had an aggregate fair value of $1,539,763, which represents 22.9% of our total investments and money market funds. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and as such, these investments are not available to our general creditors. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $8,866 of new fees and $3,539 of fees carried over for continuing participants from the previous facility, which are being amortized over the term of the facility in accordance with ASC 470-50, of which $10,280 remains to be amortized and is included within deferred financing costs on the Consolidated Statement of Assets and Liabilities as of June 30, 2015. In accordance with ASC 470-50, we expensed $332 of fees relating to credit providers in the 2012 Facility who did not commit to the 2014 Facility.

During the years ended June 30, 2015, 2014 and 2013, we recorded $14,424, $12,216 and $9,082, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
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
On April 11, 2014, we issued $400,000 aggregate principal amount of convertible notes that mature on April 15, 2020 (the “2020 Notes”), unless previously converted or repurchased in accordance with their terms. The 2020 Notes bear interest at a rate of 4.75% per year, payable semi-annually on April 15 and October 15 each year, beginning October 15, 2014. Total proceeds from the issuance of the 2020 Notes, net of underwriting discounts and offering costs, were $387,500. On January 30, 2015, we repurchased $8,000 aggregate principal amount of the 2020 Notes at a price of 93.0, including commissions. As a result of this transaction, we recorded a gain in the amount of the difference between the reacquisition price and the net carrying amount of the notes, net of the proportionate amount of unamortized debt issuance costs. The net gain on the extinguishment of the 2020 Notes in the year ended June 30, 2015 was $332.
Certain key terms related to the convertible features for the 2015 Notes, the 2016 Notes, the 2017 Notes, the 2018 Notes, the 2019 Notes and the 2020 Notes (collectively, the “Convertible Notes”) are listed below.

	2015 Notes	2016 Notes	2017 Notes	2018 Notes	2019 Notes	2020 Notes
Initial conversion rate(1)	88.0902	78.3699	85.8442	82.3451	79.7766	80.6647
Initial conversion price	$11.35	$12.76	$11.65	$12.14	$12.54	$12.40
Conversion rate at June 30, 2015(1)(2)	89.9752	80.2196	87.7516	83.6661	79.8248	80.6670
Conversion price at June 30, 2015(2)(3)	$11.11	$12.47	$11.40	$11.95	$12.53	$12.40
Last conversion price calculation date	12/21/2014	2/18/2015	4/16/2015	8/14/2014	12/21/2014	4/11/2015
Dividend threshold amount (per share)(4)	$0.101125	$0.101150	$0.101500	$0.101600	$0.110025	$0.110525

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at June 30, 2015 was calculated on the last anniversary of the issuance and will be adjusted again on the next anniversary, unless the exercise price shall have changed by more than 1% before the anniversary.

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
In connection with the issuance of the Convertible Notes, we incurred $39,678 of fees which are being amortized over the terms of the notes, of which $21,274 remains to be amortized and is included within deferred financing costs on the Consolidated Statement of Assets and Liabilities as of June 30, 2015.
During the years ended June 30, 2015, 2014 and 2013, we recorded $74,365, $58,042 and $45,880, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.
Public Notes
On May 1, 2012, we issued $100,000 aggregate principal amount of unsecured notes that were scheduled to mature on November 15, 2022 (the “2022 Notes”). The 2022 Notes bore interest at a rate of 6.95% per year, payable quarterly on February 15, May 15, August 15 and November 15 of each year, beginning August 15, 2012. Total proceeds from the issuance of the 2022 Notes, net of underwriting discounts and offering costs, were $97,000. On May 15, 2015, we redeemed $100,000 aggregate principal amount of the 2022 Notes at par. As a result of this transaction, we recorded a loss in the amount of the difference between the reacquisition price and the net carrying amount of the notes, net of the proportionate amount of unamortized debt issuance costs. The net loss on the extinguishment of the 2022 Notes in the year ended June 30, 2015 was $2,600.
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
In connection with the issuance of the 2023 Notes and the 5.00% 2019 Notes, we incurred $8,036 of fees which are being amortized over the term of the notes, of which $6,604 remains to be amortized and is included within deferred financing costs on the Consolidated Statement of Assets and Liabilities as of June 30, 2015.
During the years ended June 30, 2015, 2014 and 2013, we recorded $37,063, $25,988 and $11,672, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.

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
During the year ended June 30, 2015, we issued $125,696 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $123,641. These notes were issued with stated interest rates ranging from 3.375% to 5.10% with a weighted average interest rate of 4.65%. These notes mature between May 15, 2020 and June 15, 2022. The following table summarizes the Prospect Capital InterNotes® issued during the year ended June 30, 2015.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5.25	$7,126	4.625%	4.625%	August 15, 2020 – September 15, 2020
5.5	106,364	4.25%–4.75%	4.63%	May 15, 2020 – November 15, 2020
6	2,197	3.375%	3.375%	April 15, 2021 – May 15, 2021
6.5	3,912	5.10%	5.10%	December 15, 2021
7	6,097	5.10%	5.10%	May 15, 2022 – June 15, 2022
	$125,696
During the year ended June 30, 2014, we issued $473,762 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $465,314. These notes were issued with stated interest rates ranging from 3.75% to 6.75% with a weighted average interest rate of 5.12%. These notes mature between October 15, 2016 and October 15, 2043. The following table summarizes the Prospect Capital InterNotes® issued during the year ended June 30, 2014.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$5,710	4.00%	4.00%	October 15, 2016
3.5	3,149	4.00%	4.00%	April 15, 2017
4	45,751	3.75%–4.00%	3.92%	November 15, 2017 – May 15, 2018
5	207,915	4.25%–5.00%	4.92%	July 15, 2018 – May 15, 2019
5.5	53,820	4.75%–5.00%	4.86%	February 15, 2019 – August 15, 2019
6.5	1,800	5.50%	5.50%	February 15, 2020
7	62,409	5.25%–5.75%	5.44%	July 15, 2020 – May 15, 2021
7.5	1,996	5.75%	5.75%	February 15, 2021
10	23,850	5.75%–6.50%	5.91%	January 15, 2024 – May 15, 2024
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	2,495	6.00%	6.00%	August 15, 2028 – November 15, 2028
18	4,062	6.00%–6.25%	6.21%	July 15, 2031 – August 15, 2031
20	2,791	6.00%	6.00%	September 15, 2033 – October 15, 2033
25	34,886	6.25%–6.50%	6.39%	August 15, 2038 – May 15, 2039
30	20,150	6.50%–6.75%	6.60%	July 15, 2043 – October 15, 2043
	$473,762

During the year ended June 30, 2015, we redeemed $76,931 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 6.06% in order to replace debt with higher interest rates with debt with lower rates. During the year ended June 30, 2015, we repaid $6,993 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the difference between the reacquisition price and the net carrying amount of the notes, net of the proportionate amount of unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the year ended June 30, 2015 was $1,682. The following table summarizes the Prospect Capital InterNotes® outstanding as of June 30, 2015.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$5,710	4.00%	4.00%	October 15, 2016
3.5	3,109	4.00%	4.00%	April 15, 2017
4	45,690	3.75%–4.00%	3.92%	November 15, 2017 – May 15, 2018
5	207,719	4.25%–5.00%	4.92%	July 15, 2018 – May 15, 2019
5.25	7,126	4.625%	4.63%	August 15, 2020 – September 15, 2020
5.5	115,184	4.25%–5.00%	4.65%	February 15, 2019 – November 15, 2020
6.0	2,197	3.375%	3.38%	April 15, 2021 – May 15, 2021
6.5	5,712	5.10%–5.50%	5.23%	February 15, 2020 – December 15, 2021
7	191,549	4.00%–5.85%	5.13%	September 15, 2019 – June 15, 2022
7.5	1,996	5.75%	5.75%	February 15, 2021
10	36,925	3.29%–7.00%	6.11%	March 15, 2022 – May 15, 2024
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	17,385	5.00%–6.00%	5.14%	May 15, 2028 – November 15, 2028
18	22,729	4.125%–6.25%	5.52%	December 15, 2030 – August 15, 2031
20	4,530	5.75%–6.00%	5.89%	November 15, 2032 – October 15, 2033
25	36,320	6.25%–6.50%	6.39%	August 15, 2038 – May 15, 2039
30	120,583	5.50%–6.75%	6.23%	November 15, 2042 – October 15, 2043
	$827,442
During the year ended June 30, 2014, we repaid $6,869 aggregate principal amount of Prospect Capital InterNotes® in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. In connection with the issuance of the 5.00% 2019 Notes, $45,000 of previously-issued Prospect Capital InterNotes® were exchanged for the 5.00% 2019 Notes. The following table summarizes the Prospect Capital InterNotes® outstanding as of June 30, 2014.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$5,710	4.00%	4.00%	October 15, 2016
3.5	3,149	4.00%	4.00%	April 15, 2017
4	45,751	3.75%–4.00%	3.92%	November 15, 2017 – May 15, 2018
5	207,915	4.25%–5.00%	4.92%	July 15, 2018 – August 15, 2019
5.5	8,820	5.00%	4.86%	February 15, 2019
6.5	1,800	5.50%	5.50%	February 15, 2020
7	256,903	4.00%–6.55%	5.39%	June 15, 2019 – May 15, 2021
7.5	1,996	5.75%	5.75%	February 15, 2021
10	41,952	3.23%–7.00%	6.18%	March 15, 2022 – May 15, 2024
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	17,465	5.00%–6.00%	5.14%	May 15, 2028 – November 15, 2028
18	25,435	4.125%–6.25%	5.49%	December 15, 2030 – August 15, 2031
20	5,847	5.625%–6.00%	5.85%	November 15, 2032 – October 15, 2033
25	34,886	6.25%–6.50%	6.39%	August 15, 2038 – May 15, 2039
30	125,063	5.50%–6.75%	6.22%	November 15, 2042 – October 15, 2043
	$785,670

In connection with the issuance of Prospect Capital InterNotes®, we incurred $20,168 of fees which are being amortized over the term of the notes, of which $16,262 remains to be amortized and is included within deferred financing costs on the Consolidated Statement of Assets and Liabilities as of June 30, 2015.
During the years ended June 30, 2015, 2014 and 2013, we recorded $44,808, $33,857 and $9,707, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.
Net Asset Value
During the year ended June 30, 2015, we issued $160,122 of additional equity, net of underwriting and offering costs, by issuing 16,464,122 shares of our common stock. During the year ended June 30, 2015, we sold 14,845,556 shares of our common stock at an average price of $9.89 per share, and raised $146,827 of gross proceeds, under our at-the-market offering program (the “ATM Program”). Net proceeds were $145,441 after commissions to the broker-dealer on shares sold and offering costs. During the year ended June 30, 2015, we issued 1,618,566 shares of our common stock in connection with the dividend reinvestment plan. The following table shows the calculation of net asset value per share as of June 30, 2015 and June 30, 2014.

	June 30, 2015	June 30, 2014
Net assets	$3,703,049	$3,618,182
Shares of common stock issued and outstanding	359,090,759	342,626,637
Net asset value per share	$10.31	$10.56
Results of Operations
Net increase in net assets resulting from operations for the years ended June 30, 2015, 2014 and 2013 was $346,339, $319,020 and $220,856, respectively. During the year ended June 30, 2015, the significant increase in the asset base resulted in an additional $135,233 of interest income which was partially offset by increased interest costs from the leverage utilized of $40,557 and increased base management fees of $25,600. Also reducing the net increase in net assets resulting from operations for the year ended June 30, 2015 versus June 30, 2014 were significant declines in the dividends received from Airmall, Borga, and Credit Central, and a decrease in other income of $37,266. The decrease in other income is primarily from a reduction in structuring fees from lower origination levels and purchases of online consumer and commercial loans, which do not generate structuring fees. (See “Investment Income” for more details on our originations in each period.) These decreases were partially offset by a $25,745 favorable decrease in net realized and unrealized losses on investments. (See “Net Realized Losses” and “Net Change in Unrealized Appreciation (Depreciation)” for further discussion.)
During the year ended June 30, 2014, the significant increase in the asset base resulted in an additional $178,286 of interest income which was partially offset by increased interest costs from the leverage utilized of $53,762 and increased base management fees of $39,190. Also reducing the net increase in net assets resulting from operations for the year ended June 30, 2014 versus June 30, 2013 were significant declines in the dividends received from Energy Solutions. These decreases were partially offset by a $65,865 favorable decrease in net realized and unrealized losses on investments. (See “Net Realized Losses” and “Net Change in Unrealized Appreciation (Depreciation)” for further discussion.)
Net increase in net assets resulting from operations for the years ended June 30, 2015, 2014 and 2013 was $0.98, $1.06 and $1.07 per weighted average share, respectively. During the year ended June 30, 2015, the decrease is primarily due to a $0.14 per weighted average share decrease in other income driven by reduced structuring fees and a $0.07 per weighted average share decrease in dividend income received from our investments in Airmall, Borga, and Credit Central. These decreases were partially offset by a $0.04 per weighted average share decrease in income incentive fees and a $0.09 per weighted average share favorable decrease in net realized and unrealized losses on investments.
During the year ended June 30, 2014, the decrease is primarily due to a $0.41 per weighted average share decrease in investment income driven by a $0.31 per weighted average share decrease in dividend income received from our investment in Energy Solutions. The decrease is also attributable to a $0.06 per weighted average share increase in interest costs from the leverage utilized. These decreases were partially offset by a $0.09 per weighted average share decrease in income incentive fees and a $0.37 per weighted average share favorable decrease in net realized and unrealized losses on investments.
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
Investment income, which consists of interest income, including accretion of loan origination fees and prepayment penalty fees, dividend income and other income, including settlement of net profits interests, overriding royalty interests and structuring fees, was $791,084, $712,291 and $576,336 for the years ended June 30, 2015, 2014 and 2013, respectively. The increases are primarily the result of a larger income producing portfolio. The following table describes the various components of investment income and the related levels of debt investments:

	Year Ended June 30,
	2015	2014	2013
Interest income	$748,974	$613,741	$435,455
Dividend income	7,663	26,837	82,705
Other income	34,447	71,713	58,176
Total investment income	$791,084	$712,291	$576,336

Average debt principal of performing investments	$6,183,163	$4,886,910	$2,878,417
Weighted average interest rate earned on performing debt and equity investments	12.11%	12.56%	15.13%
Average interest income producing assets increased from $2,878,417 for the year ended June 30, 2013 to $4,886,910 for the year ended June 30, 2014 to $6,183,163 for the year ended June 30, 2015. The average interest earned on interest bearing performing assets decreased from 15.13% for the year ended June 30, 2013 to 12.56% for the year ended June 30, 2014 to 12.11% for the year ended June 30, 2015. The decrease in returns during the respective periods is primarily due to originations at lower rates than our average existing portfolio yield and, to a lesser extent, a decline in prepayment penalty income. Excluding the adjustment for prepayment penalty income, our annual return would have been 14.13% for the year ended June 30, 2013, 12.28% for the year ended June 30, 2014, and 11.97% for the year ended June 30, 2015.
Investment income is also generated from dividends and other income. Dividend income decreased from $26,837 for the year ended June 30, 2014 to $7,663 for the year ended June 30, 2015. The decrease in dividend income is primarily attributed to a $12,000 decrease in the level of dividends received from our investment in Airmall. We received dividends of $12,000 from Airmall during the year ended June 30, 2014. No such dividends were received from Airmall during the year ended June 30, 2015. The decrease in dividend income is further attributed to a $4,682 and $3,246 decrease in the level of dividends received from our investments in Credit Central and Borga (f/k/a STI Holding, Inc.), respectively. We received dividends of $159 and $4,841 from Credit Central during the years ended June 30, 2015 and June 30, 2014, respectively. We received dividends of $3,246 from Borga during the year ended June 30, 2014. No dividends were received from Borga during the year ended June 30, 2015. The decrease in dividend income was partially offset by dividends of $1,929 received from our investment in First Tower during the year ended June 30, 2015. No dividends were received from First Tower during the year ended June 30, 2014.
Dividend income decreased from $82,705 for the year ended June 30, 2013 to $26,837 for the year ended June 30, 2014. The decrease in dividend income is primarily attributed to a $53,820 decrease in the level of dividends received from our investment in Energy Solutions. The sale of Gas Solutions by Energy Solutions resulted in significant earnings and profits, as defined by the Code, at Energy Solutions for calendar year 2012. In accordance with ASC 946, the distributions we received from Energy Solutions during calendar year 2012 were required to be recognized as dividend income, as there were current year earnings and profits sufficient to support such recognition. As a result, we recognized dividends of $53,820 from Energy Solutions during the year ended June 30, 2013. No such dividends were received from Energy Solutions during the year ended June 30, 2014. The decrease in dividend income is also attributed to a $23,362 decrease in the level of dividends received from our investment in R-V. We received dividends of $1,100 and $24,462 from R-V during the years ended June 30, 2014 and June 30, 2013, respectively. The dividends from R-V during the year ended June 30, 2013 included a distribution received as part of the portfolio company’s recapitalization in November 2012 for which we provided an additional $9,500 of senior secured financing. The decrease in dividend income was partially offset by dividends of $12,000, $4,841 and $5,000 received from our investments in Airmall, Credit Central and Nationwide, respectively, during the year ended June 30, 2014. The dividends from Credit Central and Nationwide included distributions received as part of the portfolio companies’ recapitalizations in March 2014 for which we provided an additional $2,500 and $4,000 of financing, respectively. No dividends were received from Airmall, Credit Central or Nationwide during the year ended June 30, 2013.
Other income has come primarily from structuring fees, royalty interests, and settlement of net profits interests. Income from other sources decreased from $71,713 for the year ended June 30, 2014 to $34,447 for the year ended June 30, 2015. The decrease is primarily due to a $30,568 decrease in structuring fees. These fees are primarily generated from originations and will fluctuate as levels of originations and types of originations fluctuate. During the fiscal year ended June 30, 2015, we elected to suspend our equity raising activities. The curtailment of capital raising activities suppressed our levels of origination. Total originations decreased from $2,952,356 in the year ended June 30, 2014 to $2,088,988 in the year ended June 30, 2015. As a result, structuring fees fell from $57,697 in the year ended June 30, 2014 to $27,129 in the year ended June 30, 2015. Included within the $27,129 of structuring fees recognized during the year ended June 30, 2015 is a $3,000 fee from Airmall related to the sale of the operating company for which a fee was received in August 2014 and a $2,000 fee from Ajax related to the sale of the operating company for which a fee was received in October 2014. The remaining $22,129 of structuring fees recognized during the year ended June 30, 2015 resulted from follow-on investments in existing portfolio companies and new originations, primarily from our investments in InterDent, IWCO, Pacific World, PrimeSport, Trinity, and UPRC, as discussed above. To a lesser extent, the decrease in other income resulted from a decrease in miscellaneous income due to the receipt of $5,825 of legal cost reimbursement from a litigation settlement during the year ended June 30, 2014 which had been expensed in prior years. No such income was received during the year ended June 30, 2015.
Income from other sources increased from $58,176 for the year ended June 30, 2013 to $71,713 for the year ended June 30, 2014. The increase is primarily due to a $4,998 increase in structuring fees, $5,825 of legal cost reimbursement from a litigation settlement which had been expensed in prior years, and a $1,771 increase in royalty interests from our controlled investments, particularly APH, Credit Central, First Tower, Nationwide, NPH and UPH. During the years ended June 30, 2014 and June 30, 2013, we recognized structuring fees of $57,697 and $52,699, respectively, from new originations, restructurings and follow-on investments. Included within the $57,697 of structuring fees recognized during the year ended June 30, 2014 is an $8,000 fee from First Tower Delaware related to the renegotiation and expansion of First Tower’s third party revolver for which a fee was received in December 2013. The remaining $49,697 of structuring fees recognized during the year ended June 30, 2014 resulted from follow-on investments and new originations, primarily from our investments in Echelon, Harbortouch, IWCO and Matrixx.
Operating Expenses
Our primary operating expenses consist of investment advisory fees (base management and income incentive fees), borrowing costs, legal and professional fees and other operating and overhead-related expenses. These expenses include our allocable portion of overhead under the Administration Agreement with Prospect Administration under which Prospect Administration provides administrative services and facilities for us. Our investment advisory fees compensate the Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions. Operating expenses were $428,337, $355,068 and $251,412 for the years ended June 30, 2015, 2014 and 2013, respectively.
The base management fee was $134,590, $108,990 and $69,800 for the years ended June 30, 2015, 2014 and 2013, respectively ($0.38, $0.36 and $0.34 per weighted average share, respectively). The increases are directly related to our growth in total assets and the per weighted average share increase is also attributable to our increase in leverage year-over-year.
For the years ended June 30, 2015, 2014 and 2013, we incurred $90,687, $89,306 and $81,231 of income incentive fees, respectively ($0.26, $0.30 and $0.39 per weighted average share, respectively). Income incentive fees remained stable year-over-year on a dollars basis, but the per share decreases were driven by corresponding decreases in pre-incentive fee net investment income from $1.96 per weighted average share for the year ended June 30, 2013 to $1.49 per weighted average share for the year ended June 30, 2014 to $1.28 per weighted average share for the year ended June 30, 2015, primarily due to decreases in dividend and other income per share. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
During the years ended June 30, 2015, 2014 and 2013, we incurred $170,660, $130,103 and $76,341, respectively, of interest expenses related to our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Notes”). These expenses are related directly to the leveraging capacity put into place for each of those periods and the levels of indebtedness actually undertaken in those periods.

The table below describes the various expenses of our Notes and the related indicators of leveraging capacity and indebtedness during these periods.

	Year Ended June 30,
	2015	2014	2013
Interest on borrowings	$149,312	$111,900	$62,657
Amortization of deferred financing costs	14,266	11,491	8,232
Accretion of discount on Public Notes	213	156	50
Facility commitment fees	6,869	6,556	5,402
Total interest and credit facility expenses	$170,660	$130,103	$76,341

Average principal debt outstanding	$2,830,727	$1,984,164	$1,066,368
Weighted average stated interest rate on borrowings(1)	5.27%	5.64%	5.88%
Weighted average interest rate on borrowings(2)	6.03%	6.56%	7.16%
Revolving Credit Facility amount at beginning of period	$857,500	$552,500	$492,500

(1)	Includes only the stated interest expense.

(2)	Includes the stated interest expense, amortization of deferred financing costs, accretion of discount on Public Notes and commitment fees on the undrawn portion of our Revolving Credit Facility.
The increase in interest expense during the year ended June 30, 2015 is primarily due to utilizing more debt in 2015 and late 2014 including the issuance of additional Prospect Capital InterNotes®, the 5.00% 2019 Notes and the 2020 Notes, for which we incurred an incremental $38,898 of collective interest expense. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) decreased from 5.64% for the year ended June 30, 2014 to 5.27% for the year ended June 30, 2015. This decrease is primarily due to issuances of debt at lower rates.
The increase in interest expense during the year ended June 30, 2014 compared to the year ended June 30, 2013 is primarily due to the issuance of additional Prospect Capital InterNotes®, the 2019 Notes, the 5.00% 2019 Notes, the 2020 Notes and the 2023 Notes, for which we incurred an incremental $49,101 of collective interest expense. The weighted average interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) decreased from 5.88% for the year ended June 30, 2013 to 5.64% for the year ended June 30, 2014. This decrease is primarily due to issuances of debt at lower coupon rates.
The allocation of overhead expense from Prospect Administration was $21,906, $14,373 and $8,737 for the years ended June 30, 2015, 2014 and 2013, respectively. During the year ended June 30, 2015, Prospect Administration received payments of $6,929 directly from our portfolio companies for legal, tax and portfolio level accounting services. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration, resulting in net overhead expense of $14,977 during the year ended June 30, 2015. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by these amounts. As our portfolio continues to grow, we expect Prospect Administration to continue to increase the size of its administrative and financial staff.
We accrued an expense of $6,500 for excise taxes for the year ended June 30, 2013. During the year ended June 30, 2014, we amended our excise tax returns resulting in the $4,200 reversal of previously recognized expense and we recorded a $2,200 prepaid asset for the amount our $4,500 excise tax payment exceeded the excise tax liability estimated through June 30, 2014. During the year ended June 30, 2015, we amended our historical excise tax returns which resulted in the increased excise tax expense of $2,505 and we recorded an excise tax payable of $305.
Total operating expenses, net of investment advisory fees, interest and credit facility expenses, allocation of overhead from Prospect Administration and excise tax (“Other Operating Expenses”) were $14,918, $16,496 and $8,803 for the years ended June 30, 2015, 2014 and 2013, respectively. The decrease of $1,578 during the year ended June 30, 2015 is primarily due to a decrease in the expenses related to potential investments that did not materialize. The increase of $7,693 during the year ended June 30, 2014 is primarily due to an increase in our investor relations expense which is included within other general and administrative expenses. Investor relations expense increased due to increased proxy costs incurred for our larger investor base.

Net Investment Income
Net investment income represents the difference between investment income and operating expenses. Net investment income was $362,747, $357,223 and $324,924 for the years ended June 30, 2015, 2014 and 2013, respectively. During the year ended June 30, 2015, the significant increase in the asset base resulted in an additional $135,233 of interest income which was offset by increased interest costs from the leverage utilized of $40,557 and increased base management fees of $25,600. Also reducing net investment income for the year ended June 30, 2015 versus June 30, 2014 were significant declines in the dividends received from Airmall, Borga, and Credit Central, and a decrease in other income of $37,266. The decrease in other income is primarily from a reduction in structuring fees from lower origination levels and purchases of online consumer and commercial loans, which do not generate structuring fees.
During the year ended June 30, 2014, the significant increase in the asset base resulted in an additional $178,286 of interest income which was partially offset by increased interest costs from the leverage utilized of $53,762 and increased base management fees of $39,190. Also reducing net investment income for the year ended June 30, 2014 versus June 30, 2013 were significant declines in the dividends received from Energy Solutions.
Net investment income for the years ended June 30, 2015, 2014 and 2013 was $1.03, $1.19 and $1.57 per weighted average share, respectively. During the year ended June 30, 2015, the decrease is primarily due to a $0.14 per weighted average share decrease in other income driven by reduced structuring fees and a $0.07 per weighted average share decrease in dividend income received from our investments in Airmall, Borga, and Credit Central. These decreases were partially offset by a $0.04 per weighted average share decrease in income incentive fees.
During the year ended June 30, 2014, the decrease is primarily due to a $0.41 per weighted average share decrease in investment income driven by a $0.31 per weighted average share decrease in dividend income received from our investment in Energy Solutions. The decrease is also attributable to a $0.06 per weighted average share increase in interest costs from the leverage utilized. These decreases were partially offset by a $0.09 per weighted average share decrease in income incentive fees.
Net Realized Losses
During the years ended June 30, 2015, 2014 and 2013, we recognized net realized losses on investments of $180,423, $3,346 and $26,234, respectively. The net realized loss during the year ended June 30, 2015 was primarily due to the sale of our investments in Airmall, Ajax, Borga, BXC and VSA for which we recognized total realized losses of $47,546, and the sale of four of our CLO investments for which we realized total losses of $15,561, as discussed above. During the year ended June 30, 2015, we determined that the impairments of several of our investments (e.g., Appalachian Energy, Change Clean Energy Company, Coalbed, Edmentum, Manx, New Century Transportation, Stryker Energy, THS, Wind River Resources Corporation, and Yatesville Coal Company) were other-than-temporary and recorded total realized losses of $123,555 (which were previously recognized as unrealized losses) for the amount that the amortized cost exceeded the fair value. These losses were partially offset by net realized gains from the proceeds collected on warrants redeemed from Snacks Parent Corporation, litigation settlements, partial sales, and the release of escrowed amounts due to us from several portfolio companies, for which we recognized total realized gains of $6,239.
The net realized loss during the year ended June 30, 2014 was due primarily to realized losses of $7,853 and $1,669 related to the sale of our investments in National Bankruptcy Services, LLC and ICON Health & Fitness, Inc. (“ICON”), respectively. These losses were partially offset by net realized gains from the redemption of the Apidos CLO VIII subordinated notes, partial sales, and the release of escrowed amounts due to us from several portfolio companies, for which we recognized total realized gains of $6,176. The net realized loss during the year ended June 30, 2013 was primarily due to the H&M debt restructuring which resulted in a capital loss of $19,647 in connection with the foreclosure on the assets, and the sale of our investment in New Meatco Provisions, LLC for which we recognized a realized loss of $10,814. During the year ended June 30, 2013, we determined that the impairment of THS/VSA was other-than-temporary and recorded a realized loss of $12,117 (which was previously recognized as unrealized losses) for the amount that the amortized cost exceeded the fair value. These losses were partially offset by net realized gains from the sale of the assets formerly held by H&M, partial sales, and the release of escrowed amounts due to us from several portfolio companies, for which we recognized total realized gains of $16,344.
During the year ended June 30, 2015, we repurchased $8,000 aggregate principal amount of the 2020 Notes, redeemed $100,000 aggregate principal amount of the 2022 Notes, and redeemed $83,924 aggregate principal amount of Prospect Capital InterNotes® (including amounts repaid in accordance with the Survivor’s Option). As a result of these transactions, we recognized net realized losses on debt extinguishment of $3,950 in the year ended June 30, 2015. We did not recognize any gains or losses on debt extinguishment during the years ended June 30, 2014 and June 30, 2013.

Net Change in Unrealized Appreciation (Depreciation)
Net change in unrealized appreciation (depreciation) was $167,965, $(34,857) and $(77,834) for the years ended June 30, 2015, 2014 and 2013, respectively. The variability in results is primarily due to the valuation of equity positions in our portfolio susceptible to significant changes in value, both increases as well as decreases, due to operating results. For the year ended June 30, 2015, the $202,822 increase in net change in unrealized appreciation was primarily the result of realizing losses that were previously unrealized related to the sale of our investments in Airmall, Ajax, Borga, BXC and VSA, and the impairment of certain investments for which we eliminated the unrealized depreciation balances related to these investments. We also experienced significant write-ups in our investments in APRC, First Tower, Harbortouch, NPRC, and UPRC. These instances of unrealized appreciation were partially offset by unrealized depreciation related to CP Energy, Gulf Coast, Pacific World, R-V, and Valley Electric.
For the year ended June 30, 2014, the $42,977 increase in net change in unrealized depreciation was primarily the result of significant write-ups in our investments in CP Well, First Tower, Harbortouch, and our CLO equity investments. These instances of unrealized appreciation were partially offset by the significant write-down of our investment in NCT, which filed for bankruptcy in June 2014. As we held a second lien position and did not expect liquidation proceeds to exceed the first lien liability, we decreased the fair value of our debt investment in NCT to zero. We also experienced significant write-downs in our investments in Airmall, Ajax, Gulf Coast, and Valley Electric.
Financial Condition, Liquidity and Capital Resources
For the years ended June 30, 2015, 2014 and 2013, our operating activities provided (used) $45,464, $(1,725,231) and $(1,786,158) of cash, respectively. There were no investing activities for the years ended June 30, 2015, 2014 and 2013. Financing activities (used) provided $(69,663), $1,656,220 and $1,868,200 of cash during the years ended June 30, 2015, 2014 and 2013, respectively, which included dividend payments of $414,833, $377,070 and $242,301, respectively.
Our primary uses of funds have been to continue to invest in portfolio companies, through both debt and equity investments, repay outstanding borrowings and to make cash distributions to holders of our common stock.
Our primary sources of funds have historically been issuances of debt and equity. More recently, we have and may continue to fund a portion of our cash needs through repayments and opportunistic sales of our existing investment portfolio. We may also securitize a portion of our investments in unsecured or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the year ended June 30, 2015, we borrowed $1,567,000 and made repayments totaling $1,290,300 under our Revolving Credit Facility. As of June 30, 2015, we had $368,700 outstanding on our Revolving Credit Facility, $1,239,500 outstanding on the Convertible Notes, Public Notes with a carrying value of $548,094, and $827,442 outstanding on the Prospect Capital InterNotes®. (See “Capitalization” above.)
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 2.00%. As of June 30, 2015 and June 30, 2014, we had $88,288 and $72,118, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies.
Our shareholders’ equity accounts as of June 30, 2015 and June 30, 2014 reflect cumulative shares issued as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our dividend reinvestment plan and in connection with the acquisition of certain controlled portfolio companies. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
On August 24, 2011, our Board of Directors approved a share repurchase plan (the “Repurchase Program”) under which we may repurchase up to $100,000 of our common stock at prices below our net asset value per share. Prior to any repurchase, we are required to notify shareholders of our intention to purchase our common stock. Our last notice was delivered on June 16, 2015. This notice lasts for six months after notice is given. We did not make any purchases of our common stock during the period from August 24, 2011 to June 30, 2015 pursuant to the Repurchase Program. See “Recent Developments” for shares purchased under the Repurchase Program subsequent to June 30, 2015.
Our Board of Directors, pursuant to the Maryland General Corporation Law, executed Articles of Amendment to increase the number of shares authorized for issuance from 500,000,000 to 1,000,000,000 in the aggregate. The amendment became effective May 6, 2014.
On November 4, 2014, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $4,822,626 of additional debt and equity securities in the public market as of June 30, 2015.

On August 29, 2014, we entered into an ATM Program with BB&T Capital Markets, Goldman Sachs, KeyBanc Capital Markets, and RBC Capital Markets through which we could sell, by means of at-the-market offerings from time to time, up to 50,000,000 shares of our common stock. During the period from September 8, 2014 through October 29, 2014 (with settlement dates of September 11, 2014 to November 3, 2014), we sold 9,490,975 shares of our common stock at an average price of $10.03 per share and raised $95,149 of gross proceeds under the ATM Program. Net proceeds were $94,500 after commissions to the broker-dealer on shares sold and offering costs.
On November 7, 2014, we entered into an ATM Program with BB&T Capital Markets, Goldman Sachs, KeyBanc Capital Markets, RBC Capital Markets and Santander Investment Securities through which we could sell, by means of at-the-market offerings from time to time, up to 50,000,000 shares of our common stock. During the period from November 12, 2014 through November 28, 2014 (with settlement dates of November 17, 2014 to December 3, 2014), we sold 5,354,581 shares of our common stock at an average price of $9.65 per share and raised $51,678 of gross proceeds under the ATM Program. Net proceeds were $50,941 after commissions to the broker-dealer on shares sold and offering costs. There have been no issuances under the ATM Program subsequent to December 3, 2014.
Off-Balance Sheet Arrangements
As of June 30, 2015, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than those which originate from 1) the investment advisory and management agreement and the administration agreement and 2) the portfolio companies.
Recent Developments
On July 1, 2015, we provided $31,000 of first lien senior secured financing, of which $30,200 was funded at closing, to Intelius, Inc. (“Intelius”), an online information commerce company.
On July 8, 2015, we sold 27.45% of the outstanding principal balance of the senior secured Term Loan A investment in InterDent for $34,415. There was no gain or loss realized on the sale.
On July 23, 2015, we made an investment of $37,969 to purchase 80.73% of the subordinated notes in Halcyon Loan Advisors Funding 2015-3 Ltd. in a co-investment transaction with Priority Income Fund, Inc., a closed-end fund managed by an affiliate of Prospect Capital Management.
On July 23, 2015, we issued 193,892 shares of our common stock in connection with the dividend reinvestment plan.
On July 24, 2015, TB Corp. repaid the $23,628 loan receivable to us.
On August 6, 2015, we provided $92,500 of first lien senior secured debt to support the refinancing of Crosman Corporation. Concurrent with the refinancing, we received repayment of the $40,000 second lien term loan previously outstanding.
On August 7, 2015, Ryan, LLC repaid the $72,701 loan receivable to us.
On August 11, 2015, we made a $13,500 follow-on first lien senior secured debt investment in Intelius, of which $13,000 was funded at closing, to support an acquisition.
On August 12, 2015, we made an investment of $22,898 to purchase 50.04% of the subordinated notes in Octagon Investment Partners XVIII, Ltd.
On August 12, 2015, we sold 780 of our small business whole loans purchased from OnDeck to Jefferies Asset Funding LLC for proceeds of $26,562, net of related transaction expenses, and a trust certificate representing a 41.54% interest in the MarketPlace Loan Trust, Series 2015-OD2.
On August 14, 2015, we announced the then current conversion rate on the 2018 Notes as 84.1497 shares of common stock per $1 principal amount of the 2018 Notes converted, which is equivalent to a conversion price of approximately $11.88.
On August 20, 2015, we issued 152,896 shares of our common stock in connection with the dividend reinvestment plan.
On August 21, 2015, we committed to funding a $16,000 second lien secured investment in a provider of customer care outsourcing services.

During the period from July 1, 2015 through August 26, 2015, we made seven follow-on investments in NPRC totaling $52,852 to support the online consumer lending initiative. We invested $12,508 of equity through NPH and $40,344 of debt directly to ACL Loan Holdings, Inc., a wholly-owned subsidiary of NPRC.
During the period from July 1, 2015 through August 26, 2015, our wholly-owned subsidiary PSBL purchased $14,101 of small business whole loans from OnDeck.
During the period from July 1, 2015 through August 26, 2015, we issued $32,362 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $31,870. In addition, we sold $1,425 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $1,405 with expected closing on August 27, 2015.
During the period from July 28, 2015 through August 14, 2015 (with settlement dates of July 31, 2015 to August 19, 2015), we repurchased 4,158,750 shares of our common stock at an average price of $7.22 per share, including commissions.
On August 24, 2015, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•	$0.08333 per share for September 2015 to holders of record on September 30, 2015 with a payment date of October 22, 2015; and

•	$0.08333 per share for October 2015 to holders of record on October 30, 2015 with a payment date of November 19, 2015.
Critical Accounting Policies and Estimates
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) pursuant to the requirements for reporting on Form 10-K, ASC 946, Financial Services—Investment Companies (“ASC 946”), and Articles 6, 10 and 12 of Regulation S-X. Under the 1940 Act, ASC 946, and the regulations pursuant to Article 6 of Regulation S-X, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit us. Our consolidated financial statements include the accounts of Prospect, PCF, PSBL, PYC, and the Consolidated Holding Companies. All intercompany balances and transactions have been eliminated in consolidation. The financial results of our non-substantially wholly-owned holding companies and operating portfolio company investments are not consolidated in the financial statements. Any operating companies owned by the Consolidated Holding Companies are not consolidated.
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

Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains or losses related to that instrument. Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Specifically, we record all security transactions on a trade date basis. Amounts for investments recognized or derecognized but not yet settled are reported in due to broker for investments purchased or as a receivable for investments sold in the consolidated statements of assets and liabilities.
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

1.	Each portfolio company or investment is reviewed by our investment professionals with independent valuation firms engaged by our Board of Directors.

2.	The independent valuation firms conduct independent valuations and make their own independent assessments.

3.	The Audit Committee of our Board of Directors reviews and discusses the preliminary valuation of the Investment Adviser and that of the independent valuation firms.

4.
The Board of Directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of the Investment Adviser, the respective independent valuation firm and the Audit Committee.

Our non-CLO investments are valued utilizing a yield analysis, enterprise value (“EV”) analysis, net asset value analysis, liquidation analysis, discounted cash flow analysis, or a combination of methods, as appropriate. The yield analysis uses loan spreads, dividend yields for certain investments and other relevant information implied by market data involving identical or comparable assets or liabilities. Under the EV analysis, the EV of a portfolio company is first determined and allocated over the portfolio company’s securities in order of their preference relative to one another (i.e., “waterfall” allocation). To determine the EV, we typically use a market multiples approach that considers relevant and applicable market trading data of guideline public companies, transaction metrics from precedent M&A transactions and/or a discounted cash flow analysis. The net asset value analysis is used to derive a value of an underlying investment (such as real estate property) by dividing a relevant earnings stream by an appropriate capitalization rate. For this purpose, we consider capitalization rates for similar properties as may be obtained from guideline public companies and/or relevant transactions. The liquidation analysis is intended to approximate the net recovery value of an investment based on, among other things, assumptions regarding liquidation proceeds based on a hypothetical liquidation of a portfolio company’s assets. The discounted cash flow analysis uses valuation techniques to convert future cash flows or earnings to a range of fair values from which a single estimate may be derived utilizing an appropriate discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts.
In applying these methodologies, additional factors that we consider in valuing our investments may include, as we deem relevant: security covenants, call protection provisions, and information rights; the nature and realizable value of any collateral; the portfolio company’s ability to make payments; the principal markets in which the portfolio company does business; publicly available financial ratios of peer companies; the principal market; and enterprise values, among other factors.
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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current. As of June 30, 2015, approximately 0.1% of our total assets are in non-accrual status.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. For the calendar year ended December 31, 2014, we incurred an excise tax expense of $461 because our annual taxable income exceeded our distributions. As of June 30, 2015, we had a payable of $305 for excise taxes as our expected excise tax liability exceeded our excise tax payments through June 30, 2015. This amount is included within accrued expenses on the Consolidated Statement of Assets and Liabilities as of June 30, 2015.

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
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of June 30, 2014 and June 30, 2015 and for the years then ended, we did not have a liability for any tax benefits. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our tax returns for our federal tax years ending August 31, 2012 and thereafter remain subject to examination by the Internal Revenue Service.
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
We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the year ended June 30, 2015, we did not engage in hedging activities.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Prospect Capital Corporation
New York, New York
We have audited the accompanying consolidated statements of assets and liabilities of Prospect Capital Corporation (the “Company”), including the consolidated schedules of investments, as of June 30, 2015 and June 30, 2014, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended June 30, 2015, and the financial highlights for each of the five years in the period ended June 30, 2015. These consolidated financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial highlights based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of June 30, 2015 and June 30, 2014 by correspondence with the custodian, trustees, online lending servicers and portfolio companies, or by other appropriate auditing procedures where replies were not received. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Prospect Capital Corporation at June 30, 2015 and June 30, 2014, the results of its operations, the changes in its net assets, and its cash flows for each of the three years in the period ended June 30, 2015, and the financial highlights for each of the five years in the period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Prospect Capital Corporation’s internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 26, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP
New York, New York
August 26, 2015

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	June 30, 2015	June 30, 2014
Assets
Investments at fair value:
Control investments (amortized cost of $1,894,644 and $1,719,242, respectively)	$1,974,202	$1,640,454
Affiliate investments (amortized cost of $45,150 and $31,829, respectively)	45,945	32,121
Non-control/non-affiliate investments (amortized cost of $4,619,582 and $4,620,451, respectively)	4,589,411	4,581,164
Total investments at fair value (amortized cost of $6,559,376 and $6,371,522, respectively)	6,609,558	6,253,739
Cash and cash equivalents	110,026	134,225
Receivables for:
Interest, net	20,408	21,997
Other	2,885	2,587
Prepaid expenses	757	2,828
Deferred financing costs	54,420	61,893
Total Assets	6,798,054	6,477,269

Liabilities
Revolving Credit Facility (Notes 4 and 8)	368,700	92,000
Convertible Notes (Notes 5 and 8)	1,239,500	1,247,500
Public Notes (Notes 6 and 8)	548,094	647,881
Prospect Capital InterNotes® (Notes 7 and 8)	827,442	785,670
Due to broker	26,778	—
Dividends payable	29,923	37,843
Due to Prospect Administration (Note 13)	4,238	2,208
Due to Prospect Capital Management (Note 13)	2,550	3
Accrued expenses	3,408	4,790
Interest payable	39,659	37,459
Other liabilities	4,713	3,733
Total Liabilities	3,095,005	2,859,087
Net Assets	$3,703,049	$3,618,182

Components of Net Assets
Common stock, par value $0.001 per share (1,000,000,000 common shares authorized; 359,090,759 and 342,626,637 issued and outstanding, respectively) (Note 9)	$359	$343
Paid-in capital in excess of par (Note 9)	3,975,672	3,814,634
Accumulated (overdistributed) underdistributed net investment income	(21,077)	42,086
Accumulated net realized loss on investments and extinguishment of debt	(302,087)	(121,098)
Net unrealized appreciation (depreciation) on investments	50,182	(117,783)
Net Assets	$3,703,049	$3,618,182

Net Asset Value Per Share (Note 16)	$10.31	$10.56

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended June 30,
	2015	2014	2013
Investment Income
Interest income:
Control investments	$200,409	$153,307	$106,425
Affiliate investments	3,799	4,358	6,515
Non-control/non-affiliate investments	385,710	334,039	234,013
Structured credit securities	159,056	122,037	88,502
Total interest income	748,974	613,741	435,455
Dividend income:
Control investments	6,811	26,687	78,282
Affiliate investments	778	—	728
Non-control/non-affiliate investments	46	98	3,656
Money market funds	28	52	39
Total dividend income	7,663	26,837	82,705
Other income:
Control investments	12,975	43,671	16,821
Affiliate investments	226	17	623
Non-control/non-affiliate investments	21,246	28,025	40,732
Total other income (Note 10)	34,447	71,713	58,176
Total Investment Income	791,084	712,291	576,336
Operating Expenses
Investment advisory fees:
Base management fee (Note 13)	134,590	108,990	69,800
Income incentive fee (Note 13)	90,687	89,306	81,231
Total investment advisory fees	225,277	198,296	151,031
Interest and credit facility expenses	170,660	130,103	76,341
Legal fees	2,375	2,771	1,918
Valuation services	1,686	1,836	1,579
Audit, compliance and tax related fees	3,772	2,959	1,566
Allocation of overhead from Prospect Administration (Note 13)	14,977	14,373	8,737
Insurance expense	583	373	356
Directors’ fees	379	325	300
Excise tax	2,505	(4,200)	6,500
Other general and administrative expenses	6,123	8,232	3,084
Total Operating Expenses	428,337	355,068	251,412
Net Investment Income	362,747	357,223	324,924

Net realized losses on investments	(180,423)	(3,346)	(26,234)
Net change in unrealized appreciation (depreciation) on investments	167,965	(34,857)	(77,834)
Net realized and unrealized losses on investments	(12,458)	(38,203)	(104,068)
Net realized losses on extinguishment of debt	(3,950)	—	—
Net Increase in Net Assets Resulting from Operations	$346,339	$319,020	$220,856
Net increase in net assets resulting from operations per share	$0.98	$1.06	$1.07
Dividends declared per share	$(1.19)	$(1.32)	$(1.28)

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except share data)

	Year Ended June 30,
	2015	2014	2013
Operations
Net investment income	$362,747	$357,223	$324,924
Net realized losses on investments	(180,423)	(3,346)	(26,234)
Net change in unrealized appreciation (depreciation) on investments	167,965	(34,857)	(77,834)
Net realized losses on extinguishment of debt	(3,950)	—	—
Net Increase in Net Assets Resulting from Operations	346,339	319,020	220,856

Distributions to Shareholders
Distribution from net investment income	(421,594)	(403,188)	(271,507)
Distribution of return of capital	—	—	—
Net Decrease in Net Assets Resulting from Distributions to Shareholders	(421,594)	(403,188)	(271,507)

Common Stock Transactions
Issuance of common stock, net of underwriting costs	146,085	973,832	1,121,648
Less: Offering costs from issuance of common stock	(644)	(1,380)	(1,815)
Value of shares issued to acquire controlled investments	—	57,830	59,251
Value of shares issued through reinvestment of dividends	14,681	15,574	16,087
Net Increase in Net Assets Resulting from Common Stock Transactions	160,122	1,045,856	1,195,171

Total Increase in Net Assets	84,867	961,688	1,144,520
Net assets at beginning of year	3,618,182	2,656,494	1,511,974
Net Assets at End of Year	$3,703,049	$3,618,182	$2,656,494

Common Stock Activity
Shares sold	14,845,556	88,054,653	101,245,136
Shares issued to acquire controlled investments	—	5,326,949	5,507,381
Shares issued through reinvestment of dividends	1,618,566	1,408,070	1,450,578
Total shares issued due to common stock activity	16,464,122	94,789,672	108,203,095
Shares issued and outstanding at beginning of year	342,626,637	247,836,965	139,633,870
Shares Issued and Outstanding at End of Year	359,090,759	342,626,637	247,836,965

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)

	Year Ended June 30,
	2015	2014	2013
Operating Activities
Net increase in net assets resulting from operations	$346,339	$319,020	$220,856
Net realized losses on extinguishment of debt	3,950	—	—
Net realized losses on investments	180,423	3,346	26,234
Net change in unrealized (appreciation) depreciation on investments	(167,965)	34,857	77,834
Amortization (accretion) of discounts and premiums, net	87,638	46,297	(11,016)
Accretion of discount on Public Notes (Note 6)	213	156	50
Amortization of deferred financing costs	14,266	11,491	8,232
Payment-in-kind interest	(29,277)	(15,145)	(10,947)
Structuring fees	(20,916)	(45,087)	(52,699)
Change in operating assets and liabilities:
Payments for purchases of investments	(2,038,795)	(2,834,294)	(2,980,320)
Proceeds from sale of investments and collection of investment principal	1,633,073	786,969	931,534
Decrease (increase) in interest receivable, net	1,589	866	(8,644)
(Increase) decrease in other receivables	(298)	1,810	(3,613)
Decrease (increase) in prepaid expenses	2,071	(2,288)	(119)
Increase (decrease) in due to broker	26,778	(43,588)	(945)
Increase in due to Prospect Administration	2,030	842	708
Increase (decrease) in due to Prospect Capital Management	2,547	(5,321)	(2,589)
(Decrease) increase in accrued expenses	(1,382)	2,445	(580)
Increase in interest payable	2,200	13,075	17,661
Increase (decrease) in other liabilities	980	(682)	2,205
Net Cash Provided by (Used in) Operating Activities	45,464	(1,725,231)	(1,786,158)
Financing Activities
Borrowings under Revolving Credit Facility (Note 4)	1,567,000	1,078,500	223,000
Principal payments under Revolving Credit Facility (Note 4)	(1,290,300)	(1,110,500)	(195,000)
Issuances of Convertible Notes (Note 5)	—	400,000	400,000
Repurchases of Convertible Notes, net (Note 5)	(7,668)	—	—
Issuances of Public Notes, net of original issue discount (Note 6)	—	255,000	247,675
Redemptions of Public Notes, net (Note 6)	(102,600)	—	—
Issuances of Prospect Capital InterNotes® (Note 7)	125,696	473,762	343,139
Redemptions of Prospect Capital InterNotes®, net (Note 7)	(85,606)	(6,869)	—
Financing costs paid and deferred	(6,793)	(29,055)	(28,146)
Proceeds from issuance of common stock, net of underwriting costs	146,085	973,832	1,121,648
Offering costs from issuance of common stock	(644)	(1,380)	(1,815)
Dividends paid	(414,833)	(377,070)	(242,301)
Net Cash (Used in) Provided by Financing Activities	(69,663)	1,656,220	1,868,200

Total (Decrease) Increase in Cash and Cash Equivalents	(24,199)	(69,011)	82,042
Cash and cash equivalents at beginning of year	134,225	203,236	121,194
Cash and Cash Equivalents at End of Year	$110,026	$134,225	$203,236

Supplemental Disclosures
Cash paid for interest	$153,982	$105,410	$45,363
Non-Cash Financing Activities
Value of shares issued through reinvestment of dividends	$14,681	$15,574	$16,087
Value of shares issued to acquire controlled investments	$—	$57,830	$59,251
Exchange of Prospect Capital InterNotes® for Public Notes	$—	$45,000	$—

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
(in thousands, except share data)

			June 30, 2015
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(49)

American Property REIT Corp.(32)	Various / Real Estate	Senior Secured Term Loan (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 4/1/2019)(4)	$78,077	$78,077	$78,077	2.1%
		Common Stock (301,845 shares)		22,115	32,098	0.9%
		Net Operating Income Interest (5% of Net Operating Income)		—	8,081	0.2%
				100,192	118,256	3.2%
Arctic Energy Services, LLC(30)	Wyoming / Oil & Gas Services	Senior Secured Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor), due 5/5/2019)(3)(4)	31,640	31,640	31,640	0.9%
		Senior Subordinated Term Loan (14.00% (LIBOR + 11.00% with 3.00% LIBOR floor), due 5/5/2019)(3)(4)	20,230	20,230	20,230	0.5%
		Class A Units (700 units)		8,879	8,374	0.2%
		Class C Units (10 units)		127	120	—%
				60,876	60,364	1.6%
CCPI Inc.(33)	Ohio / Manufacturing	Senior Secured Term Loan A (10.00%, due 12/31/2017)(3)	16,763	16,763	16,763	0.5%
		Senior Secured Term Loan B (12.00% plus 7.00% PIK, due 12/31/2017)	8,844	8,844	8,844	0.2%
		Common Stock (14,857 shares)		8,553	15,745	0.4%
				34,160	41,352	1.1%
CP Energy Services Inc.(38)	Oklahoma / Oil & Gas Services	Senior Secured Term Loan A to CP Well Testing, LLC (7.00% (LIBOR + 5.00% with 2.00% LIBOR floor), due 4/1/2019)(4)	11,035	11,035	11,035	0.3%
		Senior Secured Term Loan B to CP Well Testing, LLC (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor) plus 7.50% PIK, due 4/1/2019)(3)(4)	74,493	74,493	74,493	2.0%
		Second Lien Term Loan to CP Well Testing, LLC (9.00% (LIBOR + 7.00% with 2.00% LIBOR floor) plus 9.00% PIK, due 4/1/2019)(4)	15,563	15,563	5,481	0.2%
		Common Stock (2,924 shares)		15,227	—	—%
				116,318	91,009	2.5%
Credit Central Loan Company, LLC(34)	Ohio / Consumer Finance	Subordinated Term Loan (10.00% plus 10.00% PIK, due 6/26/2019)(22)	36,333	36,333	36,333	1.0%
		Class A Shares (7,500,000 shares)(22)		11,633	14,529	0.4%
		Net Revenues Interest (25% of Net Revenues)(22)		—	4,310	0.1%
				47,966	55,172	1.5%
Echelon Aviation LLC	New York / Aerospace & Defense	Senior Secured Term Loan (11.75% (LIBOR + 9.75% with 2.00% LIBOR floor) plus 2.25% PIK, due 3/31/2022)(4)	40,808	40,808	40,808	1.1%
		Class A Shares (11,335,318 shares)		19,907	28,133	0.8%
				60,715	68,941	1.9%
Edmentum Ultimate Holdings, LLC(47)	Minnesota / Consumer Services	Second Lien Revolving Credit Facility to Edmentum, Inc. – $7,834 Commitment (5.00%, due 6/9/2020)(25)(26)	4,896	4,896	4,896	0.1%
		Unsecured Senior PIK Note (8.50% PIK, due 6/9/2020)	5,875	5,875	5,875	0.2%
		Unsecured Junior PIK Note (10.00% PIK, due 6/9/2020)	19,868	19,868	19,868	0.5%
		Class A Common Units (370,964.14 units)		6,577	6,577	0.2%
				37,216	37,216	1.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2015
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(49)

First Tower Finance Company LLC(29)	Mississippi / Consumer Finance	Subordinated Term Loan to First Tower, LLC (10.00% plus 12.00% PIK, due 6/24/2019)(22)	$251,578	$251,578	$251,578	6.8%
		Class A Shares (83,729,323 shares)(22)		66,473	114,372	3.1%
				318,051	365,950	9.9%
Freedom Marine Solutions, LLC(8)	Louisiana / Oil & Gas Services	Senior Secured Note to Vessel Company, LLC (18.00%, due 12/12/2016)	3,500	3,500	3,500	0.1%
		Senior Secured Note to Vessel Company II, LLC (13.00%, due 11/25/2018)	13,000	12,504	8,680	0.2%
		Senior Secured Note to Vessel Company III, LLC (13.00%, due 12/3/2018)	16,000	16,000	13,790	0.4%
		Membership Interest (100%)		7,808	1,120	—%
				39,812	27,090	0.7%
Gulf Coast Machine & Supply Company	Texas / Manufacturing	Senior Secured Term Loan (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor), in non-accrual status effective 1/1/2015, due 10/12/2017)(4)	26,844	26,000	6,918	0.2%
		Series A Convertible Preferred Stock (99,900 shares)		25,950	—	—%
				51,950	6,918	0.2%
Harbortouch Payments, LLC(43)	Pennsylvania / Business Services	Senior Secured Term Loan A (9.00% (LIBOR + 7.00% with 2.00% LIBOR floor), due 9/30/2017)(3)(4)	128,980	128,980	128,980	3.5%
		Senior Secured Term Loan B (5.50% (LIBOR + 4.00% with 1.50% LIBOR floor) plus 5.50% PIK, due 3/31/2018)(4)	144,878	144,878	144,878	3.9%
		Senior Secured Term Loan C (13.00% (LIBOR + 9.00% with 4.00% LIBOR floor), due 9/29/2018)(4)	22,876	22,876	22,876	0.6%
		Class C Shares (535 shares)		8,725	80,202	2.2%
				305,459	376,936	10.2%
MITY, Inc.(17)	Utah / Durable Consumer Products	Senior Secured Note A (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor), due 3/19/2019)(3)(4)	18,250	18,250	18,250	0.5%
		Senior Secured Note B (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor) plus 10.00% PIK, due 3/19/2019)(4)	16,301	16,301	16,301	0.4%
		Subordinated Unsecured Note to Broda Enterprises ULC (10.00%, due on demand)(22)	7,200	7,200	5,827	0.2%
		Common Stock (42,053 shares)		6,849	10,417	0.3%
				48,600	50,795	1.4%
National Property REIT Corp.(40)	Various	Senior Secured Term Loan A (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 4/1/2019)(4)	202,629	202,629	202,629	5.5%
		Senior Secured Term Loan C (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 7.50% PIK, due 4/1/2019)(4)	44,147	44,147	44,147	1.2%
		Senior Secured Term Loan D (14.00% (LIBOR + 12.00% with 2.00% LIBOR floor) plus 4.50% PIK, due 4/1/2019)(4)	67,443	67,443	67,443	1.8%
		Senior Secured Term Loan A to ACL Loan Holdings, Inc. (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 7.50% PIK, due 4/1/2019)(4)	20,413	20,413	20,413	0.6%
		Senior Secured Term Loan B to ACL Loan Holdings, Inc. (14.00% (LIBOR + 12.00% with 2.00% LIBOR floor) plus 4.50% PIK, due 4/1/2019)(4)	30,582	30,582	30,582	0.8%
		Common Stock (643,175 shares)		84,446	87,002	2.3%
		Net Operating Income Interest (5% of Net Operating Income)		—	19,673	0.5%
				449,660	471,889	12.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2015
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(49)

Nationwide Loan Company LLC (f/k/a Nationwide Acceptance LLC)(36)	Illinois / Consumer Finance	Senior Subordinated Term Loan to Nationwide Acceptance LLC (10.00% plus 10.00% PIK, due 6/18/2019)(22)	$14,820	$14,820	$14,820	0.4%
		Class A Shares (26,974,454.27 shares)(22)		14,795	19,730	0.5%
				29,615	34,550	0.9%
NMMB, Inc.(24)	New York / Media	Senior Secured Note (14.00%, due 5/6/2016)	3,714	3,714	3,714	0.1%
		Senior Secured Note to Armed Forces Communications, Inc. (14.00%, due 5/6/2016)	7,000	7,000	7,000	0.2%
		Series A Preferred Stock (7,200 shares)		7,200	1,338	—%
		Series B Preferred Stock (5,669 shares)		5,669	—	—%
				23,583	12,052	0.3%
R-V Industries, Inc.	Pennsylvania / Manufacturing	Senior Subordinated Note (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 6/12/2018)(3)(4)	29,237	29,237	29,237	0.8%
		Common Stock (545,107 shares)		5,087	8,246	0.2%
		Warrant (to purchase 200,000 shares of Common Stock, expires 6/30/2017)		1,682	3,025	0.1%
				36,006	40,508	1.1%
United Property REIT Corp.(41)	Various / Real Estate	Senior Term Loan (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 4/1/2019)(4)	62,768	62,768	62,768	1.7%
		Common Stock (74,449 shares)		12,860	11,216	0.3%
		Net Operating Income Interest (5% of Net Operating Income)		—	10,701	0.3%
				75,628	84,685	2.3%
Valley Electric Company, Inc.(35)	Washington / Construction & Engineering	Senior Secured Note to Valley Electric Co. of Mt. Vernon, Inc. (8.00% (LIBOR + 5.00% with 3.00% LIBOR floor) plus 2.50% PIK, due 12/31/2017)(3)(4)	10,340	10,340	10,340	0.3%
		Senior Secured Note (10.00% plus 8.50% PIK, due 12/31/2018)	22,293	22,293	20,157	0.5%
		Common Stock (50,000 shares)		26,204	—	—%
				58,837	30,497	0.8%
Wolf Energy, LLC(12)	Kansas / Oil & Gas Production	Senior Secured Promissory Note secured by assets formerly owned by H&M (18.00%, in non-accrual status effective 4/15/2013, due 4/15/2018)(37)	32,112	—	—	—%
		Membership Interest (100%)		—	—	—%
		Net Profits Interest (8% of Equity Distributions)(7)		—	22	—%
				—	22	—%
Total Control Investments				$1,894,644	$1,974,202	53.3%

Affiliate Investments (5.00% to 24.99% voting control)(50)

BNN Holdings Corp.	Michigan / Healthcare	Senior Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 8/29/2019)(3)(4)	$21,182	$21,182	$21,182	0.6%
		Senior Term Loan B (11.50% (LIBOR + 10.50% with 1.00% LIBOR floor), due 8/29/2019)(3)(4)	21,740	21,740	21,740	0.6%
		Series A Preferred Stock (9,925.455 shares)(13)		1,780	2,569	—%
		Series B Preferred Stock (1,753.636 shares)(13)		448	454	—%
				45,150	45,945	1.2%
Total Affiliate Investments				$45,150	$45,945	1.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2015
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Aderant North America, Inc.	Georgia / Software & Computer Services	Second Lien Term Loan (10.00% (LIBOR + 8.75% with 1.25% LIBOR floor), due 6/20/2019)(4)(16)	$7,000	$6,928	$7,000	0.2%
				6,928	7,000	0.2%
AFI Shareholder, LLC (f/k/a Aircraft Fasteners International, LLC)	California / Machinery	Class A Units (32,500 units)		376	563	—%
				376	563	—%
Airmall Inc.(27)	Pennsylvania / Property Management	Escrow Receivable		5,880	3,814	0.1%
				5,880	3,814	0.1%
Ajax Rolled Ring & Machine, LLC(42)	South Carolina / Manufacturing	Escrow Receivable		1,264	2,170	0.1%
				1,264	2,170	0.1%
ALG USA Holdings, LLC	Pennsylvania / Hotels, Restaurants & Leisure	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 2/28/2020)(4)(16)	11,771	11,593	11,771	0.3%
				11,593	11,771	0.3%
American Gilsonite Company	Utah / Metal Services & Minerals	Second Lien Term Loan (11.50%, due 9/1/2017)(16)	15,755	15,755	14,287	0.4%
		Membership Interest (99.9999%)(15)		—	—	—%
				15,755	14,287	0.4%
Apidos CLO IX	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 22.56%)(11)(22)	23,525	20,644	22,325	0.6%
				20,644	22,325	0.6%
Apidos CLO XI	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.64%)(11)(22)	38,340	31,485	32,108	0.9%
				31,485	32,108	0.9%
Apidos CLO XII	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 17.68%)(11)(22)	44,063	37,751	38,817	1.0%
				37,751	38,817	1.0%
Apidos CLO XV	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.07%)(11)(22)	36,515	33,958	30,911	0.8%
				33,958	30,911	0.8%
Arctic Glacier U.S.A., Inc.	Minnesota / Food Products	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 11/10/2019)(3)(4)	150,000	150,000	149,180	4.0%
				150,000	149,180	4.0%
Ark-La-Tex Wireline Services, LLC	Louisiana / Oil & Gas Services	Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 4/8/2019)(4)	21,743	21,743	20,042	0.5%
		Senior Secured Term Loan B (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 4/8/2019)(4)	23,697	23,697	21,675	0.6%
				45,440	41,717	1.1%
Armor Holding II LLC	New York / Diversified Financial Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 12/26/2020)(3)(4)(16)	7,000	6,888	6,480	0.2%
				6,888	6,480	0.2%
Atlantis Health Care Group (Puerto Rico), Inc.	Puerto Rico / Healthcare	Revolving Line of Credit – $4,000 Commitment (13.00% (LIBOR + 11.00% with 2.00% LIBOR floor), due 8/21/2016)(4)(25)(26)	2,350	2,350	2,350	0.1%
		Senior Term Loan (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor), due 2/21/2018)(3)(4)	38,561	38,561	35,189	0.9%
				40,911	37,539	1.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2015
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

BAART Programs, Inc.	California / Healthcare	Revolving Line of Credit – $5,000 Commitment (8.75% (LIBOR + 8.25% with 0.50% LIBOR floor), due 6/30/2018)(25)(26)	$1,000	$1,000	$1,000	—%
		Senior Secured Term Loan A (6.25% (LIBOR + 5.75% with 0.50% LIBOR floor), due 6/30/2020)(4)	21,500	21,500	21,500	0.6%
		Senior Secured Term Loan B (11.25% (LIBOR + 10.75% with 0.50% LIBOR floor), due 6/30/2020)(4)	21,500	21,500	21,500	0.6%
		Delayed Draw Term Loan – $10,500 Commitment (expires 12/31/2015)(25)	—	—	—	—%
				44,000	44,000	1.2%
Babson CLO Ltd. 2014-III	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.25%)(11)(22)(48)	52,250	47,799	47,148	1.3%
				47,799	47,148	1.3%
Broder Bros., Co.	Pennsylvania / Textiles, Apparel & Luxury Goods	Senior Secured Notes (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 4/8/2019)(3)(4)(46)	252,200	252,200	252,200	6.8%
				252,200	252,200	6.8%
Brookside Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 19.25%)(11)(22)	26,000	21,432	24,566	0.7%
				21,432	24,566	0.7%
Caleel + Hayden, LLC	Colorado / Personal & Nondurable Consumer Products	Membership Interest(31)		—	227	—%
				—	227	—%
Capstone Logistics Acquisition, Inc.	Georgia / Business Services	Second Lien Term Loan (9.25% (LIBOR + 8.25% with 1.00% LIBOR floor), due 10/7/2022)(3)(4)	102,500	101,891	101,891	2.8%
				101,891	101,891	2.8%
Cent CLO 17 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.90%)(11)(22)	24,870	20,309	20,922	0.6%
				20,309	20,922	0.6%
Cent CLO 20 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.49%)(11)(22)	40,275	35,724	33,505	0.9%
				35,724	33,505	0.9%
Cent CLO 21 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.42%)(11)(22)(48)	48,528	43,038	41,910	1.1%
				43,038	41,910	1.1%
CIFC Funding 2011-I, Ltd.	Cayman Islands / Structured Finance	Class D Senior Secured Notes (5.28% (LIBOR + 5.00%, due 1/19/2023)(4)(22)	19,000	15,604	18,175	0.5%
		Class E Subordinated Notes (7.28% (LIBOR + 7.00%, due 1/19/2023)(4)(22)	15,400	13,009	14,223	0.4%
				28,613	32,398	0.9%
CIFC Funding 2013-III, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.56%)(11)(22)	44,100	35,412	35,599	1.0%
				35,412	35,599	1.0%
CIFC Funding 2013-IV, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.87%)(11)(22)	45,500	36,124	38,265	1.0%
				36,124	38,265	1.0%
CIFC Funding 2014-IV Investor, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 13.83%)(11)(22)(48)	41,500	34,921	36,195	1.0%
				34,921	36,195	1.0%
Cinedigm DC Holdings, LLC	New York / Software & Computer Services	Senior Secured Term Loan (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/31/2021)(4)	67,449	67,399	67,449	1.8%
				67,399	67,449	1.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2015
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Coverall North America, Inc.	Florida / Commercial Services	Senior Secured Term Loan (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor), due 12/17/2017)(3)(4)	$49,922	$49,922	$49,922	1.3%
				49,922	49,922	1.3%
Crosman Corporation	New York / Manufacturing	Second Lien Term Loan (12.00% (LIBOR + 10.50% with 1.50% LIBOR floor), due 12/30/2019)(3)(4)	40,000	40,000	35,973	1.0%
				40,000	35,973	1.0%
Diamondback Operating, LP	Oklahoma / Oil & Gas Production	Net Profits Interest (15% of Equity Distributions)(7)		—	—	—%
				—	—	—%
Empire Today, LLC	Illinois / Durable Consumer Products	Senior Secured Note (11.375%, due 2/1/2017)(16)	15,700	15,518	13,070	0.4%
				15,518	13,070	0.4%
Fleetwash, Inc.	New Jersey / Business Services	Senior Secured Term Loan B (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 4/30/2019)(3)(4)	24,446	24,446	24,446	0.7%
		Delayed Draw Term Loan – $15,000 Commitment (expires 4/30/2019)(25)	—	—	—	—%
				24,446	24,446	0.7%
Focus Brands, Inc.	Georgia / Consumer Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 8/21/2018)(4)(16)	18,000	17,821	18,000	0.5%
				17,821	18,000	0.5%
Galaxy XV CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.65%)(11)(22)	35,025	27,762	29,739	0.8%
				27,762	29,739	0.8%
Galaxy XVI CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.97%)(11)(22)	24,575	20,434	20,849	0.6%
				20,434	20,849	0.6%
Galaxy XVII CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.43%)(11)(22)(48)	39,905	33,493	33,742	0.9%
				33,493	33,742	0.9%
Global Employment Solutions, Inc.	Colorado / Business Services	Senior Secured Term Loan (10.25% (LIBOR + 9.25% with 1.00% LIBOR floor), due 6/26/2020)(3)(4)	49,567	49,567	49,567	1.3%
				49,567	49,567	1.3%
GTP Operations, LLC(10)	Texas / Software & Computer Services	Senior Secured Term Loan (10.00% (LIBOR + 5.00% with 5.00% LIBOR floor), due 12/11/2018)(3)(4)	116,411	116,411	116,411	3.1%
				116,411	116,411	3.1%
Halcyon Loan Advisors Funding 2012-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 30.89%)(11)(22)	23,188	19,941	23,172	0.6%
				19,941	23,172	0.6%
Halcyon Loan Advisors Funding 2013-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 21.41%)(11)(22)	40,400	34,936	39,208	1.1%
				34,936	39,208	1.1%
Halcyon Loan Advisors Funding 2014-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 17.17%)(11)(22)	24,500	21,020	22,096	0.6%
				21,020	22,096	0.6%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 18.73%)(11)(22)(48)	41,164	34,723	37,555	1.0%
				34,723	37,555	1.0%
HarbourView CLO VII, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 17.84%)(11)(22)(48)	19,025	15,252	15,197	0.4%
				15,252	15,197	0.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2015
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Harley Marine Services, Inc.	Washington / Transportation	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 12/20/2019)(3)(4)(16)	$9,000	$8,855	$8,748	0.2%
				8,855	8,748	0.2%
Hollander Sleep Products, LLC	Florida / Durable Consumer Products	Senior Secured Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 10/21/2020)(3)(4)	22,444	22,444	22,444	0.6%
				22,444	22,444	0.6%
ICON Health & Fitness, Inc.	Utah / Durable Consumer Products	Senior Secured Note (11.875%, due 10/15/2016)(16)	16,100	16,103	16,100	0.4%
				16,103	16,100	0.4%
ICV-CSI Holdings, LLC	New York / Transportation	Membership Units (1.6 units)		1,639	2,400	0.1%
				1,639	2,400	0.1%
Instant Web, LLC	Minnesota / Media	Senior Secured Term Loan A (5.50% (LIBOR + 4.50% with 1.00% LIBOR floor), due 3/28/2019)(4)	146,363	146,363	146,363	4.0%
		Senior Secured Term Loan B (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 3/28/2019)(3)(4)	150,100	150,100	150,100	4.0%
		Senior Secured Term Loan C (12.75% (LIBOR + 11.75% with 1.00% LIBOR floor), due 3/28/2019)(4)	27,000	27,000	27,000	0.7%
		Delayed Draw Term Loan – $16,000 Commitment (expires 5/29/2016)(25)	—	—	—	—%
				323,463	323,463	8.7%
InterDent, Inc.	California / Healthcare	Senior Secured Term Loan A (6.25% (LIBOR + 5.25% with 1.00% LIBOR floor), due 8/3/2017)(4)	125,350	125,350	125,350	3.4%
		Senior Secured Term Loan B (11.25% (LIBOR + 10.25% with 1.00% LIBOR floor), due 8/3/2017)(3)(4)	131,125	131,125	131,125	3.5%
				256,475	256,475	6.9%
JAC Holding Corporation	Michigan / Transportation	Senior Secured Note (11.50%, due 10/1/2019)(16)	3,000	3,000	3,000	0.1%
				3,000	3,000	0.1%
Jefferson Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.65%)(11)(22)(48)	19,500	16,928	16,928	0.5%
				16,928	16,928	0.5%
JHH Holdings, Inc.	Texas / Healthcare	Second Lien Term Loan (11.25% (LIBOR + 10.00% with 1.25% LIBOR floor) plus 0.50% PIK, due 3/30/2019)(3)(4)	35,297	35,297	35,297	1.0%
				35,297	35,297	1.0%
LaserShip, Inc.	Virginia / Transportation	Senior Secured Term Loan A (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor) plus 2.00% default interest, due 3/18/2019)(3)(4)	35,156	35,156	30,778	0.8%
		Senior Secured Term Loan B (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor) plus 2.00% default interest, due 3/18/2019)(3)(4)	21,555	21,555	18,866	0.5%
		Delayed Draw Term Loan – $6,000 Commitment (expires 12/31/2016)(25)	—	—	—	—%
				56,711	49,644	1.3%
LCM XIV Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 16.70%)(11)(22)	26,500	22,636	23,163	0.6%
				22,636	23,163	0.6%
Madison Park Funding IX, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 21.64%)(11)(22)	31,110	23,663	25,804	0.7%
				23,663	25,804	0.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2015
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Matrixx Initiatives, Inc.	New Jersey / Pharmaceuticals	Senior Secured Term Loan A (7.50% (LIBOR + 6.00% with 1.50% LIBOR floor), due 8/9/2018)(3)(4)	$34,389	$34,389	$34,026	0.9%
		Senior Secured Term Loan B (12.50% (LIBOR + 11.00% with 1.50% LIBOR floor), due 8/9/2018)(3)(4)	40,562	40,562	40,562	1.1%
				74,951	74,588	2.0%
Maverick Healthcare Equity, LLC	Arizona / Healthcare	Preferred Units (1,250,000 units)		1,252	2,190	0.1%
		Class A Common Units (1,250,000 units)		—	—	—%
				1,252	2,190	0.1%
Mountain View CLO 2013-I Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 18.47%)(11)(22)	43,650	37,168	40,480	1.1%
				37,168	40,480	1.1%
Mountain View CLO IX Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.43%)(11)(22)(48)	47,830	44,739	44,666	1.2%
				44,739	44,666	1.2%
Nathan's Famous, Inc.	New York / Food Products	Senior Secured Notes (10.00%, due 3/15/2020)(16)	3,000	3,000	3,000	0.1%
				3,000	3,000	0.1%
NCP Finance Limited Partnership(23)	Ohio / Consumer Finance	Subordinated Secured Term Loan (11.00% (LIBOR + 9.75% with 1.25% LIBOR floor), due 9/30/2018)(3)(4)(16)(22)	16,305	16,065	16,305	0.4%
				16,065	16,305	0.4%
New Century Transportation, Inc.	New Jersey / Transportation	Senior Subordinated Term Loan (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor) plus 4.00% PIK, in non-accrual status effective 4/1/2014, due 2/3/2018)(4)	187	187	—	—%
				187	—	—%
Nixon, Inc.	California / Durable Consumer Products	Senior Secured Term Loan (8.75% plus 2.75% PIK, due 4/16/2018)(3)(16)	13,925	13,749	13,616	0.4%
				13,749	13,616	0.4%
Octagon Investment Partners XV, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 20.72%)(11)(22)	28,571	24,515	26,461	0.7%
				24,515	26,461	0.7%
Onyx Payments(44)	Texas / Diversified Financial Services	Revolving Line of Credit – $5,000 Commitment (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 9/10/2015)(4)(25)(26)	2,000	2,000	2,000	0.1%
		Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 9/10/2019)(3)(4)	52,050	52,050	52,050	1.4%
		Senior Secured Term Loan B (13.50% (LIBOR + 12.50% with 1.00% LIBOR floor), due 9/10/2019)(4)	59,389	59,389	59,389	1.6%
				113,439	113,439	3.1%
Pacific World Corporation	California / Personal & Nondurable Consumer Products	Revolving Line of Credit – $15,000 Commitment (8.00% (LIBOR + 7.00% with 1.00% LIBOR floor), due 9/26/2020)(4)(25)(26)	6,500	6,500	6,500	0.2%
		Senior Secured Term Loan A (6.00% (LIBOR + 5.00% with 1.00% LIBOR floor), due 9/26/2020)(4)	99,250	99,250	95,400	2.6%
		Senior Secured Term Loan B (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/26/2020)(3)(4)	99,250	99,250	81,772	2.2%
				205,000	183,672	5.0%
Pelican Products, Inc.	California / Durable Consumer Products	Second Lien Term Loan (9.25% (LIBOR + 8.25% with 1.00% LIBOR floor), due 4/9/2021)(4)(16)	17,500	17,484	17,500	0.5%
				17,484	17,500	0.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2015
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

PGX Holdings, Inc.(28)	Utah / Consumer Services	Second Lien Term Loan (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/29/2021)(3)(4)	$135,000	$135,000	$135,000	3.6%
				135,000	135,000	3.6%
Photonis Technologies SAS	France / Aerospace & Defense	First Lien Term Loan (8.50% (LIBOR + 7.50% with 1.00% LIBOR floor), due 9/18/2019)(4)(16)(22)	10,369	10,145	9,734	0.3%
				10,145	9,734	0.3%
Pinnacle (US) Acquisition Co. Limited	Texas / Software & Computer Services	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 8/3/2020)(4)(16)	7,037	6,890	6,612	0.2%
				6,890	6,612	0.2%
PlayPower, Inc.	North Carolina / Durable Consumer Products	Second Lien Term Loan (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 6/23/2022)(4)(16)	10,000	9,850	9,850	0.3%
				9,850	9,850	0.3%
Prime Security Services Borrower, LLC	Illinois / Consumer Services	Second Lien Term Loan (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 7/1/2022)(4)(16)	10,000	9,850	9,850	0.3%
				9,850	9,850	0.3%
PrimeSport, Inc.	Georgia / Hotels, Restaurants & Leisure	Revolving Line of Credit – $15,000 Commitment (9.50% (LIBOR + 8.50% with 1.00% LIBOR floor), due 7/31/2015)(4)(25)(26)	13,800	13,800	13,800	0.4%
		Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor), due 2/11/2021)(3)(4)	54,227	54,227	54,227	1.4%
		Senior Secured Term Loan B (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 2/11/2021)(3)(4)	74,500	74,500	74,500	2.0%
				142,527	142,527	3.8%
Prince Mineral Holding Corp.	New York / Metal Services & Minerals	Senior Secured Term Loan (11.50%, due 12/15/2019)(16)	10,000	9,915	9,458	0.3%
				9,915	9,458	0.3%
Rocket Software, Inc.	Massachusetts / Software & Computer Services	Second Lien Term Loan (10.25% (LIBOR + 8.75% with 1.50% LIBOR floor), due 2/8/2019)(3)(4)(16)	20,000	19,801	20,000	0.5%
				19,801	20,000	0.5%
Royal Holdings, Inc.	Indiana / Chemicals	Second Lien Term Loan (8.50% (LIBOR + 7.50% with 1.00% LIBOR floor), due 6/19/2023)(4)(16)	5,000	4,963	5,000	0.1%
				4,963	5,000	0.1%
Ryan, LLC	Texas / Business Services	Subordinated Unsecured Notes (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor) plus 3.00% PIK, due 6/30/2018)(4)	72,701	72,701	72,701	2.0%
				72,701	72,701	2.0%
Security Alarm Financing Enterprises, L.P.(45)	California / Consumer Services	Subordinated Unsecured Notes (11.50% (LIBOR + 9.50% with 2.00% LIBOR floor), due 12/19/2020)(4)	25,000	25,000	25,000	0.7%
				25,000	25,000	0.7%
SESAC Holdco II LLC	Tennessee / Media	Second Lien Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 4/22/2021)(3)(4)(16)	10,000	9,854	9,925	0.3%
				9,854	9,925	0.3%
Small Business Whole Loan Portfolio(19)	New York / Online Lending	40 small business loans purchased from Direct Capital Corporation	492	492	362	—%
		2,306 small business loans purchased from On Deck Capital, Inc.	50,066	50,066	50,530	1.4%
				50,558	50,892	1.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2015
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Spartan Energy Services, Inc.	Louisiana / Oil & Gas Services	Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor), due 12/28/2017)(3)(4)	$13,422	$13,422	$12,973	0.3%
		Senior Secured Term Loan B (11.00% (LIBOR + 10.00% with 1.00% LIBOR floor), due 12/28/2017)(3)(4)	13,935	13,935	13,664	0.4%
				27,357	26,637	0.7%
Speedy Group Holdings Corp.	Canada / Consumer Finance	Senior Unsecured Notes (12.00%, due 11/15/2017)(16)(22)	15,000	15,000	15,000	0.4%
				15,000	15,000	0.4%
Stauber Performance Ingredients, Inc.	California / Food Products	Senior Secured Term Loan A (7.50% (LIBOR + 6.50% with 1.00% LIBOR floor), due 11/25/2019)(3)(4)	9,561	9,561	9,561	0.2%
		Senior Secured Term Loan B (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 11/25/2019)(3)(4)	9,799	9,799	9,799	0.3%
				19,360	19,360	0.5%
Stryker Energy, LLC	Ohio / Oil & Gas Production	Overriding Royalty Interests(18)	—	—	—	—%
				—	—	—%
Sudbury Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.92%)(11)(22)	28,200	22,562	24,425	0.7%
				22,562	24,425	0.7%
Symphony CLO IX Ltd.	Cayman Islands / Structured Finance	Preference Shares (Residual Interest, current yield 20.76%)(11)(22)	45,500	34,797	40,034	1.1%
				34,797	40,034	1.1%
Symphony CLO XIV Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.24%)(11)(22)(48)	49,250	44,018	45,641	1.2%
				44,018	45,641	1.2%
Symphony CLO XV, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 11.72%)(11)(22)	50,250	46,994	46,452	1.3%
				46,994	46,452	1.3%
System One Holdings, LLC	Pennsylvania / Business Services	Senior Secured Term Loan (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 11/17/2020)(3)(4)	68,146	68,146	68,146	1.8%
		Delayed Draw Term Loan – $11,500 Commitment (expires 12/31/2015)(25)	—	—	—	—%
				68,146	68,146	1.8%
Targus Group International, Inc.	California / Durable Consumer Products	First Lien Term Loan (11.75% (PRIME + 8.50%) plus 1.00% PIK and 2.00% default interest, due 5/24/2016)(4)(16)	21,487	21,378	17,233	0.5%
				21,378	17,233	0.5%
TB Corp.	Texas / Hotels, Restaurants & Leisure	Senior Subordinated Note (12.00% plus 1.50% PIK, due 12/19/2018)(3)	23,628	23,628	23,628	0.6%
				23,628	23,628	0.6%
Therakos, Inc.	New Jersey / Healthcare	Second Lien Term Loan (10.75% (LIBOR + 9.50% with 1.25% LIBOR floor), due 6/27/2018)(4)(16)	13,000	12,808	13,000	0.4%
				12,808	13,000	0.4%
Tolt Solutions, Inc.	South Carolina / Business Services	Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor), due 3/7/2019)(3)(4)	47,802	47,802	45,548	1.2%
		Senior Secured Term Loan B (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 3/7/2019)(3)(4)	48,900	48,900	46,155	1.2%
				96,702	91,703	2.4%
TouchTunes Interactive Networks, Inc.	New York / Media	Second Lien Term Loan (9.25% (LIBOR + 8.25% with 1.00% LIBOR floor), due 5/29/2022)(4)(16)	5,000	4,925	4,925	0.1%
				4,925	4,925	0.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2015
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Traeger Pellet Grills LLC	Oregon / Durable Consumer Products	Senior Secured Term Loan A (6.50% (LIBOR + 4.50% with 2.00% LIBOR floor), due 6/18/2018)(3)(4)	$35,644	$35,644	$35,644	1.0%
		Senior Secured Term Loan B (11.50% (LIBOR + 9.50% with 2.00% LIBOR floor), due 6/18/2018)(3)(4)	36,881	36,881	36,881	1.0%
				72,525	72,525	2.0%
Transaction Network Services, Inc.	Virginia / Telecommunication Services	Second Lien Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 8/14/2020)(4)(16)	4,595	4,573	4,595	0.1%
				4,573	4,595	0.1%
Trinity Services Group, Inc.(14)	Florida / Food Products	Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 8/13/2019)(4)	9,825	9,825	9,825	0.3%
		Senior Secured Term Loan B (11.50% (LIBOR + 10.50% with 1.00% LIBOR floor), due 8/13/2019)(3)(4)	100,000	100,000	100,000	2.7%
				109,825	109,825	3.0%
United Sporting Companies, Inc.(5)	South Carolina / Durable Consumer Products	Second Lien Term Loan (12.75% (LIBOR + 11.00% with 1.75% LIBOR floor), due 5/16/2018)(3)(4)	158,238	158,238	145,618	3.9%
				158,238	145,618	3.9%
United States Environmental Services, LLC	Texas / Commercial Services	Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor) plus 2.00% default interest, due 3/31/2019)(3)(4)	23,250	23,250	21,551	0.6%
		Senior Secured Term Loan B (11.50% (LIBOR + 10.50% with 1.00% LIBOR floor) plus 2.00% default interest, due 3/31/2019)(3)(4)	36,000	36,000	33,406	0.9%
				59,250	54,957	1.5%
USG Intermediate, LLC	Texas / Durable Consumer Products	Revolving Line of Credit – $5,000 Commitment (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 4/15/2016)(4)(25)(26)	—	—	—	—%
		Senior Secured Term Loan A (7.50% (LIBOR + 6.50% with 1.00% LIBOR floor), due 4/15/2020)(3)(4)	21,587	21,587	21,587	0.6%
		Senior Secured Term Loan B (12.50% (LIBOR + 11.50% with 1.00% LIBOR floor), due 4/15/2020)(3)(4)	21,695	21,695	21,695	0.6%
		Equity		1	—	—%
				43,283	43,282	1.2%
Venio LLC	Pennsylvania / Business Services	Second Lien Term Loan (12.00% (LIBOR + 9.50% with 2.50% LIBOR floor), due 2/19/2020)(3)(4)	17,000	17,000	16,042	0.4%
				17,000	16,042	0.4%
Voya CLO 2012-2, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 19.32%)(11)(22)	38,070	30,002	32,391	0.9%
				30,002	32,391	0.9%
Voya CLO 2012-3, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 16.87%)(11)(22)	46,632	37,208	38,465	1.0%
				37,208	38,465	1.0%
Voya CLO 2012-4, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 19.40%)(11)(22)	40,613	32,918	34,977	0.9%
				32,918	34,977	0.9%
Voya CLO 2014-1, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.25%)(11)(22)(48)	32,383	28,886	29,170	0.8%
				28,886	29,170	0.8%
Washington Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.28%)(11)(22)(48)	22,600	19,542	20,137	0.5%
				19,542	20,137	0.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2015
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Water Pik, Inc.	Colorado / Personal & Nondurable Consumer Products	Second Lien Term Loan (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 1/8/2021)(4)(16)	$9,147	$8,796	$9,147	0.2%
				8,796	9,147	0.2%
Wheel Pros, LLC	Colorado / Business Services	Senior Subordinated Secured Note (11.00% (LIBOR + 7.00% with 4.00% LIBOR floor), due 6/29/2020)(3)(4)	12,000	12,000	12,000	0.3%
		Delayed Draw Term Loan – $3,000 Commitment (expires 12/30/2015)(25)	—	—	—	—%
				12,000	12,000	0.3%
Wind River Resources Corporation(39)	Utah / Oil & Gas Production	Senior Secured Note (13.00% (LIBOR + 7.50% with 5.50% LIBOR floor) plus 3.00% default interest on principal and 16.00% default interest on past due interest, in non-accrual status effective 12/1/2008, past due)(4)	3,000	3,000	—	—%
		Net Profits Interest (5% of Equity Distributions)(7)		—	—	—%
				3,000	—	—%
Total Non-Control/Non-Affiliate Investments (Level 3)				$4,619,519	$4,589,151	124.0%

Total Level 3 Portfolio Investments				$6,559,313	$6,609,298	178.5%

LEVEL 1 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Dover Saddlery, Inc.	Massachusetts / Retail	Common Stock (30,974 shares)	$63	$260	—%
			63	260	—%
Total Non-Control/Non-Affiliate Investments (Level 1)			$63	$260	—%

Total Non-Control/Non-Affiliate Investments			$4,619,582	$4,589,411	124.0%

Total Portfolio Investments			$6,559,376	$6,609,558	178.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2014
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(51)

AMU Holdings Inc.(27)	Pennsylvania / Property Management	Senior Secured Term Loan A to Airmall Inc. (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor), due 6/30/2015)(3)(4)	$27,587	$27,587	$27,587	0.8%
		Senior Secured Term Loan B to Airmall Inc. (12.00% plus 6.00% PIK, due 12/31/2015)	19,993	19,993	17,697	0.5%
		Series A Preferred Stock of AMU Holdings Inc. (9,919.684 shares)		9,920	—	—%
		Common Stock of AMU Holdings Inc. (100 shares)		—	—	—%
				57,500	45,284	1.3%
APH Property Holdings, LLC(32)	Various / Real Estate	Senior Term Loan to American Property REIT Corp. (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 4/1/2019)(4)	167,743	167,743	167,743	4.6%
		Membership Interest in APH Property Holdings, LLC		35,024	38,416	1.1%
				202,767	206,159	5.7%
Arctic Oilfield Equipment USA, Inc.(30)	Wyoming / Oil & Gas Services	Senior Secured Term Loan to Arctic Energy Services, LLC (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor), due 5/5/2019)(4)	31,640	31,640	31,640	0.9%
		Senior Subordinated Term Loan to Arctic Energy Services, LLC (14.00% (LIBOR + 11.00% with 3.00% LIBOR floor), due 5/5/2019)(4)	20,230	20,230	20,230	0.6%
		Common Stock of Arctic Oilfield Equipment USA, Inc. (100 shares)		9,006	9,244	0.2%
				60,876	61,114	1.7%
ARRM Services, Inc.(42)	South Carolina / Manufacturing	Senior Secured Note to Ajax Rolled Ring & Machine, LLC (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 3/30/2018)(4)	19,337	19,337	19,337	0.5%
		Series B Preferred Stock of ARRM Services, Inc. (25,000 shares)		21,156	6,199	0.2%
		Series A Convertible Preferred Stock of ARRM Services, Inc. (6,142.60 shares)		6,057	—	—%
		Common Stock of ARRM Services, Inc. (6.00 shares)		—	—	—%
				46,550	25,536	0.7%
BXC Company, Inc. (f/k/a BXC Holding Company)(20)	Georgia / Textiles, Apparel & Luxury Goods	Senior Secured Term Loan A to Boxercraft Incorporated (10.00% plus 1.00% PIK, in non-accrual status effective 1/1/2014, due 9/15/2015)	1,629	1,621	1,629	0.1%
		Senior Secured Term Loan B to Boxercraft Incorporated (10.00% plus 1.00% PIK, in non-accrual status effective 1/1/2014, due 9/15/2015)	4,942	4,917	486	—%
		Senior Secured Term Loan C to Boxercraft Incorporated (10.00% plus 1.00% PIK, in non-accrual status effective 1/1/2014, due 9/15/2015)	2,395	2,383	—	—%
		Senior Secured Term Loan D to Boxercraft Incorporated (10.00% plus 1.00% PIK, in non-accrual status effective 4/18/2014, due 9/15/2015)	301	300	—	—%
		Senior Secured Term Loan to Boxercraft Incorporated (10.00% plus 1.00% PIK, in non-accrual status effective 1/1/2014, due 9/15/2015)	8,410	8,227	—	—%
		Series A Preferred Stock of BXC Company, Inc. (12,520,000 shares)		—	—	—%
		Series B Preferred Stock of BXC Company, Inc. (2,400,000 shares)		—	—	—%
		Common Stock of BXC Company, Inc. (138,250 shares)		—	—	—%
		Warrant (to purchase 15% of all classes of equity of BXC Company, Inc., expires 8/31/2022)		—	—	—%
				17,448	2,115	0.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2014
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(51)

CCPI Holdings Inc.(33)	Ohio / Manufacturing	Senior Secured Term Loan A to CCPI Inc. (10.00%, due 12/31/2017)(3)	$17,213	$17,213	$17,213	0.5%
		Senior Secured Term Loan B to CCPI Inc. (12.00% plus 7.00% PIK, due 12/31/2017)	8,245	8,245	8,245	0.2%
		Common Stock of CCPI Holdings Inc. (100 shares)		8,579	7,136	0.2%
				34,037	32,594	0.9%
CP Holdings of Delaware LLC(38)	Oklahoma / Oil & Gas Services	Senior Secured Term Loan A to CP Well Testing, LLC (7.00% (LIBOR + 5.00% with 2.00% LIBOR floor), due 4/1/2019)(4)	11,035	11,035	11,035	0.3%
		Senior Secured Term Loan B to CP Well Testing, LLC (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor) plus 7.50% PIK, due 4/1/2019)(4)	72,238	72,238	72,238	2.0%
		Second Lien Term Loan to CP Well Testing, LLC (9.00% (LIBOR + 7.00% with 2.00% LIBOR floor) plus 9.00% PIK, due 4/1/2019)(4)	15,000	15,000	15,000	0.4%
		Membership Interest in CP Holdings of Delaware LLC		15,228	31,846	0.9%
				113,501	130,119	3.6%
Credit Central Holdings of Delaware, LLC(34)	Ohio / Consumer Finance	Subordinated Term Loan to Credit Central Loan Company, LLC (10.00% plus 10.00% PIK, due 6/26/2019)(22)	36,333	36,333	36,333	1.0%
		Membership Interest in Credit Central Holdings of Delaware, LLC(22)		13,670	14,099	0.4%
				50,003	50,432	1.4%
Echelon Aviation LLC	New York / Aerospace & Defense	Senior Secured Term Loan to Echelon Aviation LLC (11.75% (LIBOR + 9.75% with 2.00% LIBOR floor) plus 2.25% PIK, due 3/31/2022)(4)	78,521	78,521	78,521	2.2%
		Membership Interest in Echelon Aviation LLC		14,107	14,107	0.4%
				92,628	92,628	2.6%
Energy Solutions Holdings Inc.(8)	Texas / Oil & Gas Services	Senior Secured Note to Vessel Company, LLC (18.00%, due 12/12/2016)	3,500	3,500	3,500	0.1%
		Senior Secured Note to Vessel Company II, LLC (13.00%, due 11/25/2018)	13,000	12,504	12,504	0.4%
		Senior Secured Note to Vessel Company III, LLC (13.00%, due 12/3/2018)	16,000	16,000	16,000	0.4%
		Senior Secured Note to Yatesville Coal Company, LLC (in non-accrual status effective 1/1/2009, past due)	1,449	1,449	—	—%
		Common Stock of Energy Solutions Holdings Inc. (100 shares)		8,293	—	—%
				41,746	32,004	0.9%
First Tower Holdings of Delaware LLC(29)	Mississippi / Consumer Finance	Subordinated Term Loan to First Tower, LLC (10.00% plus 7.00% PIK, due 6/24/2019)(22)	251,246	251,246	251,246	6.9%
		Membership Interest in First Tower Holdings of Delaware LLC(22)		68,405	75,539	2.1%
				319,651	326,785	9.0%
Gulf Coast Machine & Supply Company	Texas / Manufacturing	Senior Secured Term Loan to Gulf Coast Machine & Supply Company (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor) plus 2.00% default interest on principal, due 10/12/2017)(4)	17,500	17,500	14,459	0.4%
		Series A Convertible Preferred Stock of Gulf Coast Machine & Supply Company (99,900 shares)		25,950	—	—%
				43,450	14,459	0.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2014
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(51)

Harbortouch Holdings of Delaware Inc.(43)	Pennsylvania / Business Services	Senior Secured Term Loan A to Harbortouch Payments, LLC (9.00% (LIBOR + 7.00% with 2.00% LIBOR floor), due 9/30/2017)(4)	$130,796	$130,796	$130,796	3.6%
		Senior Secured Term Loan B to Harbortouch Payments, LLC (5.50% (LIBOR + 4.00% with 1.50% LIBOR floor) plus 5.50% PIK, due 3/31/2018)(4)	137,226	137,226	137,226	3.8%
		Common Stock of Harbortouch Holdings of Delaware Inc. (100 shares)		10,672	23,292	0.6%
				278,694	291,314	8.0%
The Healing Staff, Inc.(9)	North Carolina / Contracting	Secured Promissory Notes to The Healing Staff, Inc. and Vets Securing America, Inc. (15.00%, in non-accrual status effective 12/22/2010, past due)	1,688	1,686	—	—%
		Senior Demand Note to The Healing Staff, Inc. (15.00%, in non-accrual status effective 11/1/2010, past due)	1,170	1,170	—	—%
		Common Stock of The Healing Staff, Inc. (1,000 shares)		—	—	—%
		Common Stock of Vets Securing America, Inc. (1,500 shares)		975	—	—%
				3,831	—	—%
Manx Energy, Inc.(6)	Kansas / Oil & Gas Production	Senior Secured Note to Manx Energy, Inc. (13.00%, in non-accrual status effective 1/19/2010, past due)	50	50	—	—%
		Series A-1 Preferred Stock of Manx Energy, Inc. (6,635 shares)		—	—	—%
		Common Stock of Manx Energy, Inc. (17,082 shares)		—	—	—%
				50	—	—%
MITY Holdings of Delaware Inc.(17)	Utah / Durable Consumer Products	Revolving Line of Credit to MITY, Inc. – $7,500 Commitment (9.50% (LIBOR + 7.00% with 2.50% LIBOR floor), due 12/23/2014)(4)(25)(26)	—	—	—	—%
		Senior Secured Note A to MITY, Inc. (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor), due 3/19/2019)(3)(4)	18,250	18,250	18,250	0.5%
		Senior Secured Note B to MITY, Inc. (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor) plus 10.00% PIK, due 3/19/2019)(4)	15,769	15,769	15,769	0.4%
		Common Stock of MITY Holdings of Delaware Inc. (100 shares)		14,143	15,270	0.4%
				48,162	49,289	1.3%
Nationwide Acceptance Holdings LLC(36)	Illinois / Consumer Finance	Senior Subordinated Term Loan to Nationwide Acceptance LLC (10.00% plus 10.00% PIK, due 6/18/2019)(22)	14,820	14,820	14,820	0.4%
		Membership Interest in Nationwide Acceptance Holdings LLC(22)		14,331	15,103	0.4%
				29,151	29,923	0.8%
NMMB Holdings, Inc.(24)	New York / Media	Senior Secured Note to NMMB, Inc. (14.00%, due 5/6/2016)	3,714	3,714	2,183	0.1%
		Senior Secured Note to Armed Forces Communications, Inc. (14.00%, due 5/6/2016)	7,000	7,000	4,114	0.1%
		Series B Convertible Preferred Stock of NMMB Holdings, Inc. (8,086 shares)		8,086	—	—%
		Series A Preferred Stock of NMMB Holdings, Inc. (4,400 shares)		4,400	—	—%
				23,200	6,297	0.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2014
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(51)

NPH Property Holdings, LLC(40)	Various	Senior Term Loan to National Property REIT Corp. (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 4/1/2019)(4)	$105,309	$105,309	$105,309	2.9%
		Membership Interest in NPH Property Holdings, LLC		21,290	19,202	0.5%
				126,599	124,511	3.4%
R-V Industries, Inc.	Pennsylvania / Manufacturing	Senior Subordinated Note to R-V Industries, Inc. (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 6/12/2018)(3)(4)	30,411	30,411	30,411	0.8%
		Common Stock of R-V Industries, Inc. (545,107 shares)		5,087	19,989	0.6%
		Warrant (to purchase 200,000 shares of Common Stock of R-V Industries, expires 6/30/2017)		1,682	7,334	0.2%
				37,180	57,734	1.6%
STI Holding, Inc.(21)	California / Manufacturing	Revolving Line of Credit to Borga, Inc. – $1,150 Commitment (5.00% (PRIME + 1.75%), in non-accrual status effective 3/2/2010, past due)(4)(25)	1,150	1,095	436	—%
		Senior Secured Term Loan B to Borga, Inc. (8.50% (PRIME + 5.25%), in non-accrual status effective 3/2/2010, past due)(4)	1,612	1,501	—	—%
		Senior Secured Term Loan C to Borga, Inc. (12.00% plus 4.00% PIK, in non-accrual status effective 3/2/2010, past due)	10,016	581	—	—%
		Common Stock of STI Holding, Inc. (100 shares)		—	—	—%
		Warrant (to purchase 33,750 shares of Common Stock of Borga, Inc., expires 5/6/2015)		—	—	—%
				3,177	436	—%
UPH Property Holdings, LLC(41)	Various / Real Estate	Senior Term Loan to United Property REIT Corp. (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 4/1/2019)(4)	19,027	19,027	19,027	0.5%
		Membership Interest in UPH Property Holdings, LLC		5,113	5,539	0.2%
				24,140	24,566	0.7%
Valley Electric Holdings I, Inc.(35)	Washington / Construction & Engineering	Senior Secured Note to Valley Electric Co. of Mt. Vernon, Inc. (8.00% (LIBOR + 5.00% with 3.00% LIBOR floor) plus 2.50% PIK, due 12/31/2017)(3)(4)	10,081	10,081	10,081	0.3%
		Senior Secured Note to Valley Electric Company, Inc. (10.00% plus 8.5% PIK, due 12/31/2018)	20,500	20,500	20,500	0.6%
		Common Stock of Valley Electric Holdings I, Inc. (100 shares)		26,279	2,975	—%
				56,860	33,556	0.9%
Wolf Energy Holdings Inc.(12)	Kansas / Oil & Gas Production	Senior Secured Promissory Note to Wolf Energy, LLC secured by assets formerly owned by H&M (18.00%, in non-accrual status effective 4/15/2013, due 4/15/2018)(37)	22,000	—	3,386	0.1%
		Senior Secured Note to Appalachian Energy LLC (8.00%, in non-accrual status effective 1/19/2010, past due)(6)	2,865	2,000	—	—%
		Senior Secured Note to Appalachian Energy LLC (8.00%, in non-accrual status, past due)(6)	56	50	—	—%
		Senior Secured Note to Coalbed, LLC (8.00%, in non-accrual status effective 1/19/2010, past due)(6)	8,595	5,991	—	—%
		Common Stock of Wolf Energy Holdings Inc. (100 shares)		—	—	—%
		Net Profits Interest in Wolf Energy, LLC (8% of Equity Distributions)(7)		—	213	—%
				8,041	3,599	0.1%
Total Control Investments				$1,719,242	$1,640,454	45.3%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2014
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Affiliate Investments (5.00% to 24.99% voting control)(52)

BNN Holdings Corp.	Michigan / Healthcare	Senior Secured Note (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor), due 12/17/2017)(3)(4)	$28,950	$28,950	$28,950	0.8%
		Series A Preferred Stock (9,925.455 shares)(13)		2,300	2,614	0.1%
		Series B Preferred Stock (1,753.636 shares)(13)		579	557	—%
				31,829	32,121	0.9%
Total Affiliate Investments				$31,829	$32,121	0.9%

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Aderant North America, Inc.	Georgia / Software & Computer Services	Second Lien Term Loan (10.00% (LIBOR + 8.75% with 1.25% LIBOR floor), due 6/20/2019)(4)(16)	$7,000	$6,914	$7,000	0.2%
				6,914	7,000	0.2%
Aircraft Fasteners International, LLC	California / Machinery	Class A Units (32,500 units)		396	505	—%
				396	505	—%
ALG USA Holdings, LLC	Pennsylvania / Hotels, Restaurants & Leisure	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 2/28/2020)(4)(16)	12,000	11,792	12,000	0.3%
				11,792	12,000	0.3%
Allied Defense Group, Inc.	Virginia / Aerospace & Defense	Common Stock (10,000 shares)		5	—	—%
				5	—	—%
American Broadband Holding Company and Cameron Holdings of NC, Inc.	North Carolina / Telecommunication Services	Senior Secured Term Loan B (11.00% (LIBOR + 9.75% with 1.25% LIBOR floor), due 9/30/2018)(3)(4)	74,654	74,654	74,654	2.1%
				74,654	74,654	2.1%
American Gilsonite Company	Utah / Metal Services & Minerals	Second Lien Term Loan (11.50%, due 9/1/2017)(16)	38,500	38,500	38,500	1.1%
		Membership Interest (99.9999%)(15)		—	3,477	0.1%
				38,500	41,977	1.2%
Apidos CLO IX	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 18.84%)(11)(22)	20,525	18,444	19,903	0.5%
				18,444	19,903	0.5%
Apidos CLO XI	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.02%)(11)(22)	38,340	33,937	37,087	1.0%
				33,937	37,087	1.0%
Apidos CLO XII	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.82%)(11)(22)	44,063	42,042	42,499	1.2%
				42,042	42,499	1.2%
Apidos CLO XV	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.21%)(11)(22)	36,515	37,038	36,715	1.0%
				37,038	36,715	1.0%
Arctic Glacier U.S.A., Inc.	Minnesota / Food Products	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 11/10/2019)(3)(4)	150,000	150,000	150,000	4.1%
				150,000	150,000	4.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2014
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Ark-La-Tex Wireline Services, LLC	Louisiana / Oil & Gas Services	Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 4/8/2019)(4)	$26,831	$26,831	$26,831	0.7%
		Senior Secured Term Loan B (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 4/8/2019)(4)	26,831	26,831	26,831	0.7%
		Delayed Draw Term Loan – $5,000 Commitment (expires 10/8/2015)(4)(25)	—	—	—	—%
				53,662	53,662	1.4%
Armor Holding II LLC	New York / Diversified Financial Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 12/26/2020)(3)(4)(16)	7,000	6,874	6,874	0.2%
				6,874	6,874	0.2%
Atlantis Health Care Group (Puerto Rico), Inc.	Puerto Rico / Healthcare	Revolving Line of Credit – $3,000 Commitment (13.00% (LIBOR + 11.00% with 2.00% LIBOR floor), due 8/21/2014)(4)(25)(26)	2,350	2,350	2,350	0.1%
		Senior Term Loan (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor), due 2/21/2018)(3)(4)	38,957	38,957	34,102	0.9%
				41,307	36,452	1.0%
Babson CLO Ltd. 2011-I	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.44%)(11)(22)	35,000	33,591	33,801	0.9%
				33,591	33,801	0.9%
Babson CLO Ltd. 2012-I	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.35%)(11)(22)	29,075	23,471	26,401	0.7%
				23,471	26,401	0.7%
Babson CLO Ltd. 2012-II	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 11.33%)(11)(22)	27,850	26,764	27,230	0.8%
				26,764	27,230	0.8%
Blue Coat Systems, Inc.	Massachusetts / Software & Computer Services	Second Lien Term Loan (9.50% (LIBOR + 8.50% with 1.00% LIBOR floor), due 6/28/2020)(3)(4)(16)	11,000	10,902	11,000	0.3%
				10,902	11,000	0.3%
Broder Bros., Co.	Pennsylvania / Textiles, Apparel & Luxury Goods	Senior Secured Notes (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 4/8/2019)(3)(4)(46)	257,575	257,575	257,575	7.1%
				257,575	257,575	7.1%
Brookside Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 19.62%)(11)(22)	26,000	22,613	25,081	0.7%
				22,613	25,081	0.7%
Byrider Systems Acquisition Corp.	Indiana / Auto Finance	Senior Subordinated Notes (12.00% plus 2.00% PIK, due 11/3/2016)(3)(22)	11,139	11,139	11,139	0.3%
				11,139	11,139	0.3%
Caleel + Hayden, LLC	Colorado / Personal & Nondurable Consumer Products	Membership Interest(31)		—	182	—%
		Escrow Receivable		—	118	—%
				—	300	—%
Capstone Logistics, LLC	Georgia / Commercial Services	Senior Secured Term Loan A (6.50% (LIBOR + 5.00% with 1.50% LIBOR floor), due 9/16/2016)(4)	92,085	92,085	92,085	2.6%
		Senior Secured Term Loan B (11.50% (LIBOR + 10.00% with 1.50% LIBOR floor), due 9/16/2016)(3)(4)	98,465	98,465	98,465	2.7%
				190,550	190,550	5.3%
Cent CLO 17 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 10.10%)(11)(22)	24,870	21,999	23,896	0.7%
				21,999	23,896	0.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2014
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Cent CLO 20 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 10.83%)(11)(22)	$40,275	$40,483	$40,259	1.1%
				40,483	40,259	1.1%
Cent CLO 21 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.47%)(11)(22)(48)	48,528	46,597	46,154	1.3%
				46,597	46,154	1.3%
CIFC Funding 2011-I, Ltd.	Cayman Islands / Structured Finance	Class D Senior Secured Notes (5.23% (LIBOR + 5.00%, due 1/19/2023)(4)(22)	19,000	15,304	18,037	0.5%
		Class E Subordinated Notes (7.23% (LIBOR + 7.00%, due 1/19/2023)(4)(22)	15,400	12,814	15,162	0.4%
				28,118	33,199	0.9%
CIFC Funding 2013-III, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.01%)(11)(22)	44,100	39,534	43,217	1.2%
				39,534	43,217	1.2%
CIFC Funding 2013-IV, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.52%)(11)(22)	45,500	40,255	40,934	1.1%
				40,255	40,934	1.1%
Cinedigm DC Holdings, LLC	New York / Software & Computer Services	Senior Secured Term Loan (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/31/2021)(4)	68,714	68,664	68,714	1.9%
				68,664	68,714	1.9%
The Copernicus Group, Inc.	North Carolina / Healthcare	Escrow Receivable		—	115	—%
				—	115	—%
Correctional Healthcare Holding Company, Inc.	Colorado / Healthcare	Second Lien Term Loan (11.25%, due 1/11/2020)(3)	27,100	27,100	27,642	0.8%
				27,100	27,642	0.8%
Coverall North America, Inc.	Florida / Commercial Services	Senior Secured Term Loan (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor), due 12/17/2017)(3)(4)	51,210	51,210	51,210	1.4%
				51,210	51,210	1.4%
Crosman Corporation	New York / Manufacturing	Second Lien Term Loan (12.00% (LIBOR + 10.50% with 1.50% LIBOR floor), due 12/30/2019)(3)(4)	40,000	40,000	39,708	1.1%
				40,000	39,708	1.1%
CRT MIDCO, LLC	Wisconsin / Media	Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 6/30/2017)(3)(4)	47,504	47,504	47,504	1.3%
				47,504	47,504	1.3%
Deltek, Inc.	Virginia / Software & Computer Services	Second Lien Term Loan (10.00% (LIBOR + 8.75% with 1.25% LIBOR floor), due 10/10/2019)(3)(4)(16)	12,000	11,852	12,000	0.3%
				11,852	12,000	0.3%
Diamondback Operating, LP	Oklahoma / Oil & Gas Production	Net Profits Interest (15% of Equity Distributions)(7)		—	—	—%
				—	—	—%
Edmentum, Inc.(47)	Minnesota / Consumer Services	Second Lien Term Loan (11.25% (LIBOR + 9.75% with 1.50% LIBOR floor), due 5/17/2019)(3)(4)(16)	50,000	48,439	50,000	1.4%
				48,439	50,000	1.4%
Empire Today, LLC	Illinois / Durable Consumer Products	Senior Secured Note (11.375%, due 2/1/2017)(16)	15,700	15,419	15,700	0.4%
				15,419	15,700	0.4%
Fischbein, LLC	North Carolina / Machinery	Escrow Receivable		—	116	—%
				—	116	—%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2014
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Fleetwash, Inc.	New Jersey / Business Services	Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 4/30/2019)(4)	$25,000	$25,000	$25,000	0.7%
		Senior Secured Term Loan B (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 4/30/2019)(4)	25,000	25,000	25,000	0.7%
		Delayed Draw Term Loan – $15,000 Commitment (expires 4/30/2019)(25)	—	—	—	—%
				50,000	50,000	1.4%
Focus Brands, Inc.	Georgia / Consumer Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 8/21/2018)(4)(16)	18,000	17,776	18,000	0.5%
				17,776	18,000	0.5%
Focus Products Group International, LLC	Illinois / Durable Consumer Products	Senior Secured Term Loan (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 1/20/2017)(3)(4)	20,297	20,297	19,886	0.5%
		Common Stock (5,638 shares)		27	—	—%
				20,324	19,886	0.5%
Galaxy XII CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.31%)(11)(22)	22,000	19,498	20,449	0.6%
				19,498	20,449	0.6%
Galaxy XV CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.27%)(11)(22)	35,025	29,777	31,824	0.9%
				29,777	31,824	0.9%
Galaxy XVI CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.19%)(11)(22)	22,575	20,790	20,573	0.6%
				20,790	20,573	0.6%
Galaxy XVII CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.79%)(11)(22)(48)	39,905	36,811	36,589	1.0%
				36,811	36,589	1.0%
Global Employment Solutions, Inc.	Colorado / Business Services	Senior Secured Term Loan (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 3/25/2019)(3)(4)	28,464	28,464	28,464	0.8%
				28,464	28,464	0.8%
Grocery Outlet, Inc.	California / Retail	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 6/17/2019)(4)(16)	14,457	14,168	14,457	0.4%
				14,168	14,457	0.4%
GTP Operations, LLC(10)	Texas / Software & Computer Services	Senior Secured Term Loan (10.00% (LIBOR + 5.00% with 5.00% LIBOR floor), due 12/11/2018)(3)(4)	112,546	112,546	112,546	3.1%
				112,546	112,546	3.1%
Halcyon Loan Advisors Funding 2012-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 21.35%)(11)(22)	23,188	20,600	22,570	0.6%
				20,600	22,570	0.6%
Halcyon Loan Advisors Funding 2013-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 18.49%)(11)(22)	40,400	38,460	41,509	1.1%
				38,460	41,509	1.1%
Halcyon Loan Advisors Funding 2014-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.28%)(11)(22)	24,500	23,471	23,110	0.6%
				23,471	23,110	0.6%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 16.06%)(11)(22)(48)	41,164	38,630	38,066	1.1%
				38,630	38,066	1.1%
Harley Marine Services, Inc.	Washington / Transportation	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 12/20/2019)(3)(4)(16)	9,000	8,832	8,832	0.2%
				8,832	8,832	0.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2014
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

ICON Health & Fitness, Inc.	Utah / Durable Consumer Products	Senior Secured Note (11.875%, due 10/15/2016)(16)	$21,850	$22,005	$20,889	0.6%
				22,005	20,889	0.6%
ICV-CSI Holdings, LLC	New York / Transportation	Common Equity (1.6 units)		1,639	2,079	0.1%
				1,639	2,079	0.1%
IDQ Holdings, Inc.	Texas / Automobile	Senior Secured Note (11.50%, due 4/1/2017)(16)	12,500	12,344	12,500	0.3%
				12,344	12,500	0.3%
Ikaria, Inc.	New Jersey / Healthcare	Second Lien Term Loan (8.75% (LIBOR + 7.75% with 1.00% LIBOR floor), due 2/12/2022)(4)(16)	25,000	24,430	25,000	0.7%
				24,430	25,000	0.7%
Injured Workers Pharmacy, LLC	Massachusetts / Healthcare	Second Lien Term Loan (11.50% (LIBOR + 7.00% with 4.50% LIBOR floor) plus 1.00% PIK, due 5/31/2019)(3)(4)	22,678	22,678	22,904	0.6%
				22,678	22,904	0.6%
Instant Web, LLC	Minnesota / Media	Senior Secured Term Loan A (5.50% (LIBOR + 4.50% with 1.00% LIBOR floor), due 3/28/2019)(4)	126,453	126,453	126,453	3.5%
		Senior Secured Term Loan B (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 3/28/2019)(3)(4)	128,000	128,000	128,000	3.6%
		Senior Secured Term Loan C (12.75% (LIBOR + 11.75% with 1.00% LIBOR floor), due 3/28/2019)(4)	12,500	12,500	12,500	0.3%
				266,953	266,953	7.4%
InterDent, Inc.	California / Healthcare	Senior Secured Term Loan A (7.25% (LIBOR + 5.75% with 1.50% LIBOR floor), due 8/3/2017)(4)	63,225	63,225	63,225	1.7%
		Senior Secured Term Loan B (12.25% (LIBOR + 9.25% with 3.00% LIBOR floor), due 8/3/2017)(3)(4)	67,625	67,625	67,625	1.9%
				130,850	130,850	3.6%
JHH Holdings, Inc.	Texas / Healthcare	Second Lien Term Loan (11.25% (LIBOR + 10.00% with 1.25% LIBOR floor) plus 0.50% PIK, due 3/30/2019)(3)(4)	35,119	35,119	35,119	1.0%
				35,119	35,119	1.0%
LaserShip, Inc.	Virginia / Transportation	Revolving Line of Credit – $5,000 Commitment (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 12/21/2014)(4)(25)	—	—	—	—%
		Senior Secured Term Loan A (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 3/18/2019)(3)(4)	36,094	36,094	36,094	1.0%
		Senior Secured Term Loan B (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 3/18/2019)(3)(4)	22,111	22,111	22,111	0.6%
		Delayed Draw Term Loan – $6,000 Commitment (expires 12/31/2016)(25)	—	—	—	—%
				58,205	58,205	1.6%
LCM XIV Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 16.02%)(11)(22)	26,500	24,914	25,124	0.7%
				24,914	25,124	0.7%
LHC Holdings Corp.	Florida / Healthcare	Revolving Line of Credit – $750 Commitment (8.50% (LIBOR + 6.00% with 2.50% LIBOR floor), due 5/31/2015)(4)(25)(26)	—	—	—	—%
		Senior Subordinated Debt (10.50%, due 5/31/2015)(3)	1,865	1,865	1,865	0.1%
		Membership Interest (125 units)		216	253	—%
				2,081	2,118	0.1%
Madison Park Funding IX, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.97%)(11)(22)	31,110	24,546	27,266	0.8%
				24,546	27,266	0.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2014
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Matrixx Initiatives, Inc.	New Jersey / Pharmaceuticals	Senior Secured Term Loan A (7.50% (LIBOR + 6.00% with 1.50% LIBOR floor), due 8/9/2018)(3)(4)	$38,319	$38,319	$36,839	1.0%
		Senior Secured Term Loan B (12.50% (LIBOR + 11.00% with 1.50% LIBOR floor), due 8/9/2018)(3)(4)	39,750	39,750	36,851	1.0%
				78,069	73,690	2.0%
Maverick Healthcare Equity, LLC	Arizona / Healthcare	Preferred Units (1,250,000 units)		1,252	821	—%
		Class A Common Units (1,250,000 units)		—	—	—%
				1,252	821	—%
Mountain View CLO 2013-I Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.64%)(11)(22)	43,650	40,754	43,555	1.2%
				40,754	43,555	1.2%
NCP Finance Limited Partnership(23)	Ohio / Consumer Finance	Subordinated Secured Term Loan (11.00% (LIBOR + 9.75% with 1.25% LIBOR floor), due 9/30/2018)(3)(4)(16)(22)	11,910	11,692	12,208	0.3%
				11,692	12,208	0.3%
New Century Transportation, Inc.	New Jersey / Transportation	Senior Subordinated Term Loan (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor) plus 4.00% PIK, in non-accrual status effective 4/1/2014, due 2/3/2018)(4)	44,000	44,000	—	—%
				44,000	—	—%
Nixon, Inc.	California / Durable Consumer Products	Senior Secured Term Loan (8.75% plus 2.75% PIK, due 4/16/2018)(16)	13,532	13,316	13,316	0.4%
				13,316	13,316	0.4%
NRG Manufacturing, Inc.	Texas / Manufacturing	Escrow Receivable		—	1,110	—%
				—	1,110	—%
Octagon Investment Partners XV, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 20.60%)(11)(22)	26,901	24,338	26,732	0.7%
				24,338	26,732	0.7%
Onyx Payments(44)	Texas / Diversified Financial Services	Senior Secured Term Loan A (6.75% (LIBOR + 5.50% with 1.25% LIBOR floor), due 4/18/2018)(4)	15,125	15,125	15,125	0.4%
		Senior Secured Term Loan B (13.75% (LIBOR + 12.50% with 1.25% LIBOR floor), due 4/18/2018)(4)	15,938	15,938	15,938	0.4%
				31,063	31,063	0.8%
Pelican Products, Inc.	California / Durable Consumer Products	Second Lien Term Loan (9.25% (LIBOR + 8.25% with 1.00% LIBOR floor), due 4/9/2021)(4)(16)	17,500	17,482	17,500	0.5%
				17,482	17,500	0.5%
PGX Holdings, Inc.(28)	Utah / Consumer Services	Senior Secured Term Loan (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor), due 9/14/2017)(3)(4)	436,647	436,647	436,647	12.1%
				436,647	436,647	12.1%
Photonis Technologies SAS	France / Aerospace & Defense	First Lien Term Loan (8.50% (LIBOR + 7.50% with 1.00% LIBOR floor), due 9/18/2019)(4)(16)(22)	10,448	10,170	10,339	0.3%
				10,170	10,339	0.3%
Pinnacle (US) Acquisition Co. Limited	Texas / Software & Computer Services	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 8/3/2020)(4)(16)	10,000	9,833	10,000	0.3%
				9,833	10,000	0.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2014
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

PrimeSport, Inc.	Georgia / Hotels, Restaurants & Leisure	Revolving Line of Credit – $15,000 Commitment (10.00% (LIBOR + 9.50% with 0.50% LIBOR floor), due 6/30/2015)(4)(25)(26)	$—	$—	$—	—%
		Senior Secured Term Loan A (7.50% (LIBOR + 6.50% with 1.00% LIBOR floor), due 12/23/2019)(3)(4)	43,263	43,263	43,263	1.2%
		Senior Secured Term Loan B (11.50% (LIBOR + 10.50% with 1.00% LIBOR floor) plus 1.00% PIK, due 12/23/2019)(3)(4)	43,700	43,700	43,700	1.2%
				86,963	86,963	2.4%
Prince Mineral Holding Corp.	New York / Metal Services & Minerals	Senior Secured Term Loan (11.50%, due 12/15/2019)(16)	10,000	9,902	10,000	0.3%
				9,902	10,000	0.3%
Rocket Software, Inc.	Massachusetts / Software & Computer Services	Second Lien Term Loan (10.25% (LIBOR + 8.75% with 1.50% LIBOR floor), due 2/8/2019)(3)(4)(16)	20,000	19,758	20,000	0.6%
				19,758	20,000	0.6%
Royal Adhesives and Sealants, LLC	Indiana / Chemicals	Second Lien Term Loan (9.75% (LIBOR + 8.50% with 1.25% LIBOR floor), due 1/31/2019)(4)(16)	20,000	19,648	19,713	0.5%
				19,648	19,713	0.5%
Ryan, LLC	Texas / Business Services	Subordinated Unsecured Notes (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor) plus 3.00% PIK, due 6/30/2018)(4)	70,531	70,531	70,531	1.9%
				70,531	70,531	1.9%
Sandow Media, LLC	Florida / Media	Senior Secured Term Loan (12.00%, due 5/8/2018)(3)	25,081	25,081	23,524	0.7%
				25,081	23,524	0.7%
Small Business Whole Loan Portfolio(19)	New York / Online Lending	144 small business loans purchased from On Deck Capital, Inc.	4,637	4,637	4,252	0.1%
				4,637	4,252	0.1%
Snacks Parent Corporation	Minnesota / Food Products	Series A Preferred Stock (4,021.45 shares)		—	—	—%
		Series B Preferred Stock (1,866.10 shares)		—	—	—%
		Warrant (to purchase 31,196.52 shares of Common Stock, expires 11/12/2020)		591	1,819	0.1%
				591	1,819	0.1%
Spartan Energy Services, Inc.	Louisiana / Oil & Gas Services	Senior Secured Term Loan (10.50% (LIBOR + 9.00% with 1.50% LIBOR floor), due 12/28/2017)(3)(4)	35,633	35,633	35,633	1.0%
				35,633	35,633	1.0%
Speedy Group Holdings Corp.	Canada / Consumer Finance	Senior Unsecured Notes (12.00%, due 11/15/2017)(16)(22)	15,000	15,000	15,000	0.4%
				15,000	15,000	0.4%
Sport Helmets Holdings, LLC	New York / Personal & Nondurable Consumer Products	Escrow Receivable		—	130	—%
				—	130	—%
Stauber Performance Ingredients, Inc.	California / Food Products	Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 1/21/2016)(3)(4)	12,809	12,809	12,809	0.4%
		Senior Secured Term Loan (10.50% (LIBOR + 7.50% with 3.00% LIBOR floor), due 5/21/2017)(3)(4)	9,975	9,975	9,975	0.3%
				22,784	22,784	0.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2014
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Stryker Energy, LLC	Ohio / Oil & Gas Production	Subordinated Secured Revolving Credit Facility – $50,300 Commitment (12.25% (LIBOR + 10.75% with 1.50% LIBOR floor) plus 3.75% PIK, in non-accrual status effective 12/1/2011, due 12/1/2015)(4)(25)	$36,080	$32,710	$—	—%
		Overriding Royalty Interests(18)		—	—	—%
				32,710	—	—%
Sudbury Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 16.25%)(11)(22)	28,200	26,914	26,140	0.7%
				26,914	26,140	0.7%
Symphony CLO IX Ltd.	Cayman Islands / Structured Finance	Preference Shares (Residual Interest, current yield 19.76%)(11)(22)	45,500	37,734	44,294	1.2%
				37,734	44,294	1.2%
Symphony CLO XIV Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.03%)(11)(22)(48)	49,250	49,858	49,025	1.4%
				49,858	49,025	1.4%
System One Holdings, LLC	Pennsylvania / Business Services	Senior Secured Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor), due 12/31/2018)(3)(4)	44,646	44,646	44,646	1.2%
				44,646	44,646	1.2%
Targus Group International, Inc.	California / Durable Consumer Products	First Lien Term Loan (11.00% (LIBOR + 9.50% with 1.50% LIBOR floor) plus 1.0% PIK, due 5/24/2016)(3)(4)(16)	21,911	21,697	19,949	0.6%
				21,697	19,949	0.6%
TB Corp.	Texas / Hotels, Restaurants & Leisure	Senior Subordinated Note (12.00% plus 1.50% PIK, due 12/19/2018)(3)	23,628	23,628	23,628	0.7%
				23,628	23,628	0.7%
Tectum Holdings, Inc.	Michigan / Automobile	Second Lien Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 3/12/2019)(4)(16)	10,000	9,952	9,952	0.3%
				9,952	9,952	0.3%
Therakos, Inc.	New Jersey / Healthcare	Second Lien Term Loan (11.25% (LIBOR + 10.00% with 1.25% LIBOR floor), due 6/27/2018)(4)(16)	13,000	12,762	13,000	0.4%
				12,762	13,000	0.4%
Tolt Solutions, Inc.	South Carolina / Business Services	Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor), due 3/7/2019)(3)(4)	48,705	48,705	48,705	1.3%
		Senior Secured Term Loan B (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 3/7/2019)(3)(4)	48,900	48,900	48,900	1.4%
				97,605	97,605	2.7%
Traeger Pellet Grills LLC	Oregon / Durable Consumer Products	Senior Secured Term Loan A (6.50% (LIBOR + 4.50% with 2.00% LIBOR floor), due 6/18/2018)(3)(4)	29,100	29,100	29,100	0.8%
		Senior Secured Term Loan B (11.50% (LIBOR + 9.50% with 2.00% LIBOR floor), due 6/18/2018)(3)(4)	29,700	29,700	29,700	0.8%
				58,800	58,800	1.6%
Transaction Network Services, Inc.	Virginia / Telecommunication Services	Second Lien Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 8/14/2020)(4)(16)	5,000	4,976	5,000	0.1%
				4,976	5,000	0.1%
TriMark USA, LLC	Massachusetts / Hotels, Restaurants & Leisure	Second Lien Term Loan (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 8/11/2019)(4)(16)	10,000	9,810	9,810	0.3%
				9,810	9,810	0.3%
United Sporting Companies, Inc.(5)	South Carolina / Durable Consumer Products	Second Lien Term Loan (12.75% (LIBOR + 11.00% with 1.75% LIBOR floor), due 5/16/2018)(3)(4)	160,000	160,000	160,000	4.4%
				160,000	160,000	4.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2014
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

United States Environmental Services, LLC	Texas / Commercial Services	Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 3/31/2019)(3)(4)	$23,850	$23,850	$23,850	0.7%
		Senior Secured Term Loan B (11.50% (LIBOR + 10.50% with 1.00% LIBOR floor), due 3/31/2019)(3)(4)	36,000	36,000	36,000	1.0%
				59,850	59,850	1.7%
Venio LLC	Pennsylvania / Business Services	Second Lien Term Loan (12.00% (LIBOR + 9.50% with 2.50% LIBOR floor), due 2/19/2020)(3)(4)	17,000	17,000	16,726	0.5%
				17,000	16,726	0.5%
Voya CLO 2012-2, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 14.69%)(11)(22)	38,070	31,058	35,843	1.0%
				31,058	35,843	1.0%
Voya CLO 2012-3, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 12.97%)(11)(22)	46,632	39,368	43,960	1.2%
				39,368	43,960	1.2%
Voya CLO 2012-4, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 15.28%)(11)(22)	40,613	34,941	39,647	1.1%
				34,941	39,647	1.1%
Voya CLO 2014-1, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.49%)(11)(22)(48)	32,383	33,825	32,949	0.9%
				33,825	32,949	0.9%
Washington Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 17.43%)(11)(22)(48)	22,600	21,601	21,583	0.6%
				21,601	21,583	0.6%
Water Pik, Inc.	Colorado / Personal & Nondurable Consumer Products	Second Lien Term Loan (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 1/8/2021)(4)(16)	11,000	10,604	10,604	0.3%
				10,604	10,604	0.3%
Wheel Pros, LLC	Colorado / Business Services	Senior Subordinated Secured Note (11.00% (LIBOR + 7.00% with 4.00% LIBOR floor), due 6/29/2020)(4)	12,000	12,000	12,000	0.3%
		Delayed Draw Term Loan – $3,000 Commitment (expires 12/30/2015)(25)	—	—	—	—%
				12,000	12,000	0.3%
Wind River Resources Corporation(39)	Utah / Oil & Gas Production	Senior Secured Note (13.00% (LIBOR + 7.50% with 5.50% LIBOR floor) plus 3.00% default interest on principal and 16.00% default interest on past due interest, in non-accrual status effective 12/1/2008, past due)(4)	15,000	14,650	—	—%
		Net Profits Interest (5% of Equity Distributions)(7)		—	—	—%
				14,650	—	—%
Total Non-Control/Non-Affiliate Investments (Level 3)				$4,620,388	$4,580,996	126.6%

Total Level 3 Portfolio Investments				$6,371,459	$6,253,571	172.8%

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
(in thousands, except share data)

Endnote Explanations as of June 30, 2015 and June 30, 2014

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

(2)
Fair value is determined by or under the direction of our Board of Directors. As of June 30, 2015 and June 30, 2014, one of our portfolio investments, Dover Saddlery, Inc., was publicly traded and classified as Level 1 within the valuation hierarchy established by ASC 820, Fair Value Measurement (“ASC 820”). As of June 30, 2015 and June 30, 2014, the fair value of our remaining portfolio investments was determined using significant unobservable inputs. ASC 820 classifies such inputs used to measure fair value as Level 3 within the valuation hierarchy. See Notes 2 and 3 within the accompanying notes to consolidated financial statements for further discussion.

(3)
Security, or a portion thereof, is held by Prospect Capital Funding LLC (“PCF”), our wholly-owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral for the Revolving Credit Facility and such security is not available as collateral to our general creditors (see Note 4). The fair values of these investments held by PCF at June 30, 2015 and June 30, 2014 were $1,511,585 and $1,500,897, respectively; they represent 22.9% and 24.0% of our total investments, respectively.

(4)	Security, or a portion thereof, has a floating interest rate which may be subject to a LIBOR or PRIME floor. Stated interest rate was in effect at June 30, 2015 and June 30, 2014.

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2015 and June 30, 2014 (Continued)

(9)
As of June 30, 2014, we owned 100% of the equity of Vets Securing America, Inc. (“VSA”) and 100% of the equity of The Healing Staff, Inc. (“THS”), a former wholly-owned subsidiary of ESA Environmental Specialists, Inc. As of June 30, 2014, THS and VSA were joint borrowers on the secured promissory notes. On June 5, 2015, we sold our equity investment in VSA and realized a net loss of $975 on the sale. In connection with the sale, VSA was released as a borrower on the secured promissory notes, leaving THS as the sole borrower. During the year ended June 30, 2015, THS ceased operations and we recorded a realized loss of $2,956, reducing the amortized cost to zero.

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

(17)
MITY Holdings of Delaware Inc. (“MITY Delaware”), an entity in which we own 100% of the common stock, owns 94.99% of the equity of MITY, Inc. (f/k/a MITY Enterprises, Inc.) (“MITY”). MITY owns 100% of each of MITY-Lite, Inc.; Broda Enterprises USA, Inc.; and Broda Enterprises ULC (“Broda Canada”). On June 23, 2014, Prospect made a new $15,769 debt investment in MITY and MITY distributed proceeds to MITY Delaware as a return of capital. MITY Delaware used this distribution to pay down the senior secured debt of MITY Delaware to Prospect by the same amount. The remaining amount of the senior secured debt due from MITY Delaware to Prospect, $7,200, was then contributed to the capital of MITY Delaware. As a result of this transaction, Prospect held the $15,769 MITY note. Effective June 23, 2014, Mity Enterprises, Inc. was renamed MITY, Inc. and Broda Enterprises USA, Inc. was renamed Broda USA, Inc. On June 23, 2014, Prospect also extended a new $7,500 senior secured revolving facility to MITY, of which none was funded at closing. On July 1, 2014, we began consolidating MITY Delaware and as a result, we now report MITY, Inc. as a separate controlled company. MITY Delaware has a subordinated unsecured note issued and outstanding to Broda Canada that is denominated in Canadian Dollars (CAD). As of June 30, 2015, the principal balance of this note was CAD 7,371. In accordance with ASC 830, Foreign Currency Matters (“ASC 830”), this note was remeasured into our functional currency, US Dollars (USD), and is presented on our Consolidated Schedule of Investments in USD.

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2015 and June 30, 2014 (Continued)

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

(24)
On May 6, 2011, we made a secured first lien $24,250 debt investment to NMMB, Inc. (f/k/a NMMB Acquisition, Inc.) (“NMMB”), a $2,800 secured debt and $4,400 equity investment to NMMB Holdings, Inc. (“NMMB Holdings”). We owned 100% of the Series A Preferred Stock in NMMB Holdings. NMMB Holdings owned 100% of the Convertible Preferred Stock in NMMB. On December 13, 2013, we provided $8,086 in preferred equity for the recapitalization of NMMB Holdings. After the restructuring, we received repayment of $2,800 secured debt outstanding. We own 100% of the equity of NMMB Holdings as of June 30, 2015 and June 30, 2014. NMMB Holdings owns 96.33% and 92.93% of the fully diluted equity of NMMB as of June 30, 2015 and June 30, 2014, respectively. NMMB owns 100% of Refuel Agency, Inc. (“Refuel Agency”), which owns 100% of Armed Forces Communications, Inc. (“Armed Forces”). On June 12, 2014, Prospect made a new $7,000 senior secured term loan to Armed Forces. Armed Forces distributed this amount to Refuel Agency as a return of capital. Refuel Agency distributed this amount to NMMB as a return of capital, which was used to pay down $7,000 of NMMB’s $10,714 senior secured term loan to Prospect. On July 1, 2014, we began consolidating NMMB Holdings and as a result, we now report NMMB, Inc. as a separate controlled company.

(25)
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 2.00%. As of June 30, 2015 and June 30, 2014, we had $88,288 and $72,118, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies.

(26)
Stated interest rates are based on June 30, 2015 and June 30, 2014 one month or three month LIBOR rates plus applicable spreads based on the respective credit agreements. Interest rates are subject to change based on actual elections by the borrower for a LIBOR rate contract or Base Rate contract when drawing on the revolver.

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2015 and June 30, 2014 (Continued)

(28)
As of June 30, 2014, Progrexion Marketing, Inc., Progrexion Teleservices, Inc., Progrexion ASG, Inc., Progrexion IP, Inc., Creditrepair.com, Inc., and eFolks, LLC were joint borrowers on the senior secured term loan. PGX Holdings, Inc. was the parent guarantor of this debt investment. As of June 30, 2015, PGX Holdings, Inc. is the sole borrower on the second lien term loan.

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

(33)
CCPI Holdings Inc. (“CCPI Holdings”), an entity in which we own 100% of the common stock, owns 94.95% and 94.77% of CCPI Inc. (“CCPI”), the operating company, as of June 30, 2015 and June 30, 2014, respectively. On June 13, 2014, Prospect made a new $8,218 senior secured note to CCPI. CCPI then distributed this amount to CCPI Holdings as a return of capital which was used to pay down the $8,216 senior secured note from CCPI Holdings to Prospect. The remaining $2 was distributed to Prospect as a return of capital of Prospect’s equity investment in CCPI Holdings. On July 1, 2014, we began consolidating CCPI Holdings and as a result, we now report CCPI Inc. as a separate controlled company.

(34)
Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”), an entity in which we own 100% of the membership interests, owns 74.93% and 74.75% of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC) (“Credit Central”) as of June 30, 2015 and June 30, 2014, respectively. Credit Central owns 100% of each of Credit Central, LLC; Credit Central South, LLC; Credit Central of Texas, LLC; and Credit Central of Tennessee, LLC, the operating companies. On June 26, 2014, Prospect made a new $36,333 second lien term loan to Credit Central. Credit Central then distributed this amount to Credit Central Delaware as a return of capital which was used to pay down the Senior Secured Revolving Credit Facility from Credit Central Delaware by the same amount. The remaining amount of the Senior Secured Revolving Credit Facility, $3,874, was then converted into additional membership interests in Credit Central Delaware. On July 1, 2014, we began consolidating Credit Central Delaware and as a result, we now report Credit Central Loan Company, LLC as a separate controlled company.

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2015 and June 30, 2014 (Continued)

(36)
Nationwide Acceptance Holdings LLC (“Nationwide Holdings”), an entity in which we own 100% of the membership interests, owns 93.79% of Nationwide Loan Company LLC (f/k/a Nationwide Acceptance LLC) (“Nationwide”), the operating company. On June 18, 2014, Prospect made a new $14,820 second lien term loan to Nationwide. Nationwide distributed this amount to Nationwide Holdings as a return of capital. Nationwide Holdings used the distribution to pay down the Senior Secured Revolving Credit Facility. The remaining $9,888 of the Senior Secured Revolving Credit Facility was then converted into additional membership interests in Nationwide Holdings. On July 1, 2014, we began consolidating Nationwide Holdings and as a result, we now report Nationwide Loan Company LLC as a separate controlled company. On June 1, 2015, Nationwide completed a corporate reorganization. As part of the reorganization, Nationwide Acceptance LLC was renamed Nationwide Loan Company LLC (continues as “Nationwide”) and formed two new wholly-owned subsidiaries: Pelican Loan Company LLC (“Pelican”) and Nationwide Consumer Loans LLC. Nationwide assigned 100% of the equity interests in its other subsidiaries to Pelican which, in turn, assigned these interests to Nationwide Acceptance LLC (“New Nationwide”), the new operating company wholly-owned by Pelican. New Nationwide also assumed the existing senior subordinated term loan due to Prospect.

(37)
On April 15, 2013, assets previously held by H&M Oil & Gas, LLC (“H&M”) were assigned to Wolf Energy in exchange for a $66,000 term loan secured by the assets. The cost basis in this loan of $44,632 was determined in accordance with ASC 310-40, Troubled Debt Restructurings by Creditors, and was equal to the fair value of assets at the time of transfer resulting in a capital loss of $19,647 in connection with the foreclosure on the assets. On May 17, 2013, Wolf Energy sold the assets located in Martin County, which were previously held by H&M, for $66,000. Proceeds from the sale were primarily used to repay the loan, accrued interest and net profits interest receivable due to us resulting in a realized capital gain of $11,826. We received $3,960 of structuring and advisory fees from Wolf Energy during the year ended June 30, 2013 related to the sale and $991 under the net profits interest agreement which was recognized as other income during the fiscal year ended June 30, 2013.

(38)
CP Holdings of Delaware LLC (“CP Holdings”), an entity in which we own 100% of the membership interests, owns 82.3% and 82.9% of CP Energy Services Inc. (“CP Energy”) as of June 30, 2015 and June 30, 2014, respectively. As of June 30, 2014, CP Energy owned directly or indirectly 100% of each of CP Well Testing Services, LLC (“CP Well Testing”); CP Well Testing, LLC (“CP Well”); Fluid Management Services, Inc.; Fluid Management Services, LLC; Wright Transport, Inc.; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; Artexoma Logistics, LLC; and Wright Trucking, Inc. On April 1, 2014, Prospect made new loans to CP Well (with ProHaul Transports, LLC; Wright Trucking, Inc.; and Foster Testing Co., Inc. as co-borrowers), comprised of two first lien loans in the amount of $11,035 and $72,238 and a second lien loan in the amount of $15,000. The proceeds of these loans were used to repay CP Well Testing’s senior secured term loan and CP Energy’s senior secured term loan from Prospect. On July 1, 2014, we began consolidating CP Holdings and as a result, we now report CP Energy Services Inc. as a separate controlled company. Effective December 31, 2014, CP Energy underwent a corporate reorganization in order to consolidate certain of its wholly-owned subsidiaries. As of June 30, 2015, CP Energy owned directly or indirectly 100% of each of CP Well; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc.

(39)	Wind River Resources Corporation and Wind River II Corporation are joint borrowers on the senior secured note.

(40)
NPH Property Holdings, LLC (“NPH”), an entity in which we own 100% of the membership interests, owns 100% of the common equity of National Property REIT Corp. (f/k/a National Property Holdings Corp.) (“NPRC”), a property REIT which holds investments in several real estate properties. Additionally, through its wholly-owned subsidiaries, NPRC invests in online consumer loans. Effective April 1, 2014, Prospect made a new $104,460 senior term loan to NPRC. NPRC then distributed this amount to NPH as a return of capital which was used to pay down the Senior Term Loan from NPH by the same amount. On July 1, 2014, we began consolidating NPH and as a result, we now report NPRC as a separate controlled company. See Note 3 for further discussion of the properties held by NPRC. On March 17, 2015, we entered into a new credit agreement with ACL Loan Holdings, Inc. (“ACLLH”), a wholly-owned subsidiary of NPRC, to form two new tranches of senior secured term loans, Term Loan A and Term Loan B, with the same terms as the existing NPRC Term Loan A and Term Loan B due to us. The agreement was effective as of June 30, 2014. On June 30, 2014, ACLLH made a non-cash return of capital distribution of $22,390 to NPRC and NPRC transferred and assigned to ACLLH a senior secured Term Loan A due to us. On June 2, 2015, we amended the credit agreement with NPRC to form two new tranches of senior secured term loans, Term Loan C and Term Loan D, with the same terms as the existing ACLLH Term Loan A and Term Loan B due to us. The amendment was effective as of April 1, 2015.

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2015 and June 30, 2014 (Continued)

(42)
On April 4, 2008, we acquired a controlling equity interest in ARRM Holdings, Inc. (“ARRM”), which owned 100% of Ajax Rolled Ring & Machine, LLC (“Ajax”), the operating company. On April 1, 2013, we refinanced the existing $19,837 and $18,635 senior loans to Ajax and ARRM, respectively, increasing the total size of the debt investment to $38,537. Concurrent with the refinancing, we received repayment of the $18,635 loans previously outstanding. On October 11, 2013, we provided $25,000 in preferred equity for the recapitalization of ARRM. After the financing, we received repayment of the $20,009 subordinated unsecured loan previously outstanding. On June 12, 2014, ARRM Holdings, Inc. was renamed ARRM Services, Inc. As of June 30, 2014, we controlled 79.53% of the fully-diluted common, 85.76% of the Series A Preferred and 100% of the Series B Preferred equity of ARRM. On October 10, 2014, ARRM sold Ajax to a third party and repaid the $19,337 loan receivable to us and we recorded a realized loss of $23,560 related to the sale. Concurrent with the sale, our ownership increased to 100% of the outstanding equity of ARRM Services, Inc. which was renamed SB Forging Company, Inc. (“SB Forging”). As such, we began consolidating SB Forging on October 11, 2014. In addition, there is $3,000 being held in escrow of which $802 was received on May 6, 2015 for which we realized a gain of the same amount. The remainder will be recognized as additional gain if and when received.

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

(46)
A portion of the senior secured note is denominated in Canadian Dollars (CAD). As of June 30, 2014 and June 30, 2015, the principal balance of this note was CAD 37,422 and CAD 36,666, respectively. In accordance with ASC 830, this note was remeasured into our functional currency, US Dollars (USD), and is presented on our Consolidated Schedules of Investments in USD.

(47)
On June 9, 2015, we provided additional debt and equity financing to support the recapitalization of Edmentum, Inc. (“Edmentum”). As part of the recapitalization, we exchanged 100% of the $50,000 second lien term loan previously outstanding for $26,365 of junior PIK notes and 370,964.14 Class A common units representing 37.1% equity ownership in Edmentum Ultimate Holdings, LLC. In addition, we invested $5,875 in senior PIK notes and committed $7,834 as part of a second lien revolving credit facility, of which $4,896 was funded at closing. On June 9, 2015, we determined that the impairment of Edmentum was other-than-temporary and recorded a realized loss of $22,116 for the amount that the amortized cost exceeded the fair value, reducing the amortized cost to $37,216.

(48)	Co-investment with another fund managed by an affiliate of our investment adviser, Prospect Capital Management L.P. See Note 13 for further discussion.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2015 and June 30, 2014 (Continued)

(49)
As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended June 30, 2015 with these controlled investments were as follows:

Portfolio Company	Purchases*		Redemptions*	Sales	Interest income	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
Airmall Inc.	$—		$(47,580)	$(9,920)	$576	$—	$3,000	$(2,808)	$12,216
American Property REIT Corp.	(107,073)	**	(8)	—	14,747	—	1,342	—	14,672
Appalachian Energy LLC	—		(2,050)	—	—	—	—	(2,050)	2,050
Arctic Energy Services, LLC	—		—	—	6,721	—	—	—	(750)
ARRM Services, Inc.	—		(19,337)	(27,213)	956	—	2,000	(23,560)	21,014
Borga, Inc.	—		—	(2,589)	—	—	—	(2,589)	2,741
BXC Company, Inc.	250		(750)	(16,949)	—	—	5	(16,949)	15,333
CCPI Inc.	—		(450)	—	3,332	—	525	—	8,635
Change Clean Energy Company, LLC	—		—	—	—	—	—	—	—
Coalbed, LLC	—		—	—	—	—	—	—	—
CP Energy Services Inc.	—		—	—	16,420	—	—	—	(41,927)
Credit Central Loan Company, LLC	—		(141)	—	7,375	159	1,220	—	6,777
Echelon Aviation LLC	5,800		(37,313)	(400)	6,895	—	—	—	8,226
Edmentum Ultimate Holdings, LLC	59,333		(22,116)	—	—	—	—	(22,116)	—
First Tower Finance Company LLC	—		1,929	—	52,900	1,929	—	—	40,765
Freedom Marine Solutions, LLC	—		—	—	4,461	—	—	—	(4,429)
Gulf Coast Machine & Supply Company	8,500		—	—	1,370	—	—	—	(16,041)
Harbortouch Payments, LLC	27,722		(5,426)	—	29,834	—	579	—	58,857
Manx Energy, Inc.	—		(50)	—	—	—	—	(50)	50
MITY, Inc.	2,500		(2,500)	—	5,783	—	—	(5)	1,068
National Property REIT Corp.	357,609	**	(38,460)	—	30,611	—	1,959	—	24,317
Nationwide Loan Company LLC (f/k/a Nationwide Acceptance LLC)	2,814		—	—	3,005	4,425	—	—	4,163
NMMB, Inc.	383		—	—	1,521	—	—	—	5,372
R-V Industries, Inc.	—		(1,175)	—	3,018	298	—	—	(16,052)
United Property REIT Corp.	51,774	**	(376)	—	5,893	—	2,345	—	8,631
Valley Electric Company, Inc.	—		—	—	4,991	—	—	—	(5,036)
Vets Securing America, Inc.***	100		(2,956)	(975)	—	—	—	(3,246)	3,831
Wolf Energy, LLC	—		(5,991)	—	—	—	—	(5,818)	2,414
Yatesville Coal Company, LLC	—		(1,449)	—	—	—	—	(1,449)	1,449
Total	$409,712		$(186,199)	$(58,046)	$200,409	$6,811	$12,975	$(80,640)	$158,346

(50)
As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the year ended June 30, 2015 with these affiliated investments were as follows:

Portfolio Company	Purchases*	Redemptions*	Sales	Interest income	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
BNN Holdings Corp.	$44,000	$(30,679)	$—	$3,799	$778	$226	$—	$503
Total	$44,000	$(30,679)	$—	$3,799	$778	$226	$—	$503
* Purchase amounts do not include payment-in-kind interest. Redemption amounts include impairments. Redemption amounts do not include the cost basis adjustments resulting from consolidation on July 1, 2014.
** These amounts include the cost basis of investments transferred from APRC and UPRC to NPRC. (See Note 3 for details.)
*** During the year ended June 30, 2015, THS ceased operations and the VSA management team supervised both the continued operations of VSA and the wind-down of activities at THS.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2015 and June 30, 2014 (Continued)

(51)
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

(52)
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

Prospect Capital Corporation is a financial services company that primarily lends to and invests in middle market privately-held companies. We are a closed-end investment company incorporated in Maryland. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As a BDC, we have elected to be treated as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986 (the “Code”). We were organized on April 13, 2004 and were funded in an initial public offering completed on July 27, 2004.

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
We are externally managed by our investment adviser, Prospect Capital Management L.P. (“Prospect Capital Management” or the “Investment Adviser”). Prospect Administration LLC (“Prospect Administration” or the “Administrator”) provides administrative services and facilities necessary for us to operate.
Our investment objective is to generate both current income and long-term capital appreciation through debt and equity investments. We invest primarily in senior and subordinated debt and equity of private companies in need of capital for acquisitions, divestitures, growth, development, recapitalizations and other purposes. We work with the management teams or financial sponsors to seek investments with historical cash flows, asset collateral or contracted pro-forma cash flows.
Note 2. Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) pursuant to the requirements for reporting on Form 10-K, ASC 946, Financial Services—Investment Companies (“ASC 946”), and Articles 6, 10 and 12 of Regulation S-X. Under the 1940 Act, ASC 946, and the regulations pursuant to Article 6 of Regulation S-X, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit us. Our consolidated financial statements include the accounts of Prospect, PCF, PSBL, PYC, and the Consolidated Holding Companies. All intercompany balances and transactions have been eliminated in consolidation. The financial results of our non-substantially wholly-owned holding companies and operating portfolio company investments are not consolidated in the financial statements. Any operating companies owned by the Consolidated Holding Companies are not consolidated.

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
Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains or losses related to that instrument. Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Specifically, we record all security transactions on a trade date basis. Amounts for investments recognized or derecognized but not yet settled are reported in due to broker or as a receivable for investments sold in the consolidated statements of assets and liabilities.
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

1.	Each portfolio company or investment is reviewed by our investment professionals with independent valuation firms engaged by our Board of Directors.

2.	The independent valuation firms conduct independent valuations and make their own independent assessments.

3.	The Audit Committee of our Board of Directors reviews and discusses the preliminary valuation of the Investment Adviser and that of the independent valuation firms.

4.
The Board of Directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of the Investment Adviser, the respective independent valuation firm and the Audit Committee.

Our non-CLO investments are valued utilizing a yield analysis, enterprise value (“EV”) analysis, net asset value analysis, liquidation analysis, discounted cash flow analysis, or a combination of methods, as appropriate. The yield analysis uses loan spreads for loans, dividend yields for certain investments and other relevant information implied by market data involving identical or comparable assets or liabilities. Under the EV analysis, the EV of a portfolio company is first determined and allocated over the portfolio company’s securities in order of their preference relative to one another (i.e., “waterfall” allocation). To determine the EV, we typically use a market multiples approach that considers relevant and applicable market trading data of guideline public companies, transaction metrics from precedent M&A transactions and/or a discounted cash flow analysis. The net asset value analysis is used to derive a value of an underlying investment (such as real estate property) by dividing a relevant earnings stream by an appropriate capitalization rate. For this purpose, we consider capitalization rates for similar properties as may be obtained from guideline public companies and/or relevant transactions. The liquidation analysis is intended to approximate the net recovery value of an investment based on, among other things, assumptions regarding liquidation proceeds based on a hypothetical liquidation of a portfolio company’s assets. The discounted cash flow analysis uses valuation techniques to convert future cash flows or earnings to a range of fair values from which a single estimate may be derived utilizing an appropriate discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts.
In applying these methodologies, additional factors that we consider in valuing our investments may include, as we deem relevant: security covenants, call protection provisions, and information rights; the nature and realizable value of any collateral; the portfolio company’s ability to make payments; the principal markets in which the portfolio company does business; publicly available financial ratios of peer companies; the principal market; and enterprise values, among other factors.

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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current. As of June 30, 2015, approximately 0.1% of our total assets are in non-accrual status.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. For the calendar year ended December 31, 2014, we incurred an excise tax expense of $461 because our annual taxable income exceeded our distributions. As of June 30, 2015, we had a payable of $305 for excise taxes as our expected excise tax liability exceeded our excise tax payments through June 30, 2015. This amount is included within accrued expenses on the Consolidated Statement of Assets and Liabilities as of June 30, 2015.
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
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of June 30, 2014 and June 30, 2015 and for the years then ended, we did not have a liability for any unrecognized tax benefits. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our tax returns for our federal tax years ending August 31, 2012 and thereafter remain subject to examination by the Internal Revenue Service.
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

Note 3. Portfolio Investments
At June 30, 2015, we had investments in 131 long-term portfolio investments, which had an amortized cost of $6,559,376 and a fair value of $6,609,558. At June 30, 2014, we had investments in 142 long-term portfolio investments, which had an amortized cost of $6,371,522 and a fair value of $6,253,739.
The original cost basis of debt placements and equity securities acquired, including follow-on investments for existing portfolio companies, totaled $2,088,988 and $2,952,356 during the years ended June 30, 2015 and June 30, 2014, respectively. Debt repayments and proceeds from sales of equity securities of approximately $1,633,073 and $786,969 were received during the years ended June 30, 2015 and June 30, 2014, respectively.
The following table shows the composition of our investment portfolio as of June 30, 2015 and June 30, 2014.

	June 30, 2015		June 30, 2014
	Cost	Fair Value	Cost	Fair Value
Revolving Line of Credit	$30,546	$30,546	$3,445	$2,786
Senior Secured Debt	3,617,111	3,533,447	3,578,339	3,514,198
Subordinated Secured Debt	1,234,701	1,205,303	1,272,275	1,200,221
Subordinated Unsecured Debt	145,644	144,271	85,531	85,531
Small Business Loans	50,558	50,892	4,637	4,252
CLO Debt	28,613	32,398	28,118	33,199
CLO Residual Interest	1,072,734	1,113,023	1,044,656	1,093,985
Equity	379,469	499,678	354,521	319,567
Total Investments	$6,559,376	$6,609,558	$6,371,522	$6,253,739
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

The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of June 30, 2015.

	Level 1	Level 2	Level 3	Total
Revolving Line of Credit	$—	$—	$30,546	$30,546
Senior Secured Debt	—	—	3,533,447	3,533,447
Subordinated Secured Debt	—	—	1,205,303	1,205,303
Subordinated Unsecured Debt	—	—	144,271	144,271
Small Business Loans	—	—	50,892	50,892
CLO Debt	—	—	32,398	32,398
CLO Residual Interest	—	—	1,113,023	1,113,023
Equity	260	—	499,418	499,678
Total Investments	$260	$—	$6,609,298	$6,609,558
The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of June 30, 2014.

	Level 1	Level 2	Level 3	Total
Revolving Line of Credit	$—	$—	$2,786	$2,786
Senior Secured Debt	—	—	3,514,198	3,514,198
Subordinated Secured Debt	—	—	1,200,221	1,200,221
Subordinated Unsecured Debt	—	—	85,531	85,531
Small Business Loans	—	—	4,252	4,252
CLO Debt	—	—	33,199	33,199
CLO Residual Interest	—	—	1,093,985	1,093,985
Equity	168	—	319,399	319,567
Total Investments	$168	$—	$6,253,571	$6,253,739

The following tables show the aggregate changes in the fair value of our Level 3 investments during the year ended June 30, 2015.

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2014	$1,640,454	$32,121	$4,580,996	$6,253,571
Net realized losses on investments	(80,640)	—	(99,836)	(180,476)
Net change in unrealized appreciation	158,346	503	9,024	167,873
Net realized and unrealized gains (losses)	77,706	503	(90,812)	(12,603)
Purchases of portfolio investments	409,712	44,000	1,605,999	2,059,711
Payment-in-kind interest	22,850	—	6,427	29,277
Amortization of discounts and premiums	—	—	(87,638)	(87,638)
Repayments and sales of portfolio investments	(176,520)	(30,679)	(1,425,821)	(1,633,020)
Transfers within Level 3(1)	—	—	—	—
Transfers in (out) of Level 3(1)	—	—	—	—
Fair value as of June 30, 2015	$1,974,202	$45,945	$4,589,151	$6,609,298

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Small Business Loans	CLO Debt	CLO Residual Interest	Equity	Total
Fair value as of June 30, 2014	$2,786	$3,514,198	$1,200,221	$85,531	$4,252	$33,199	$1,093,985	$319,399	$6,253,571
Net realized losses on investments	(1,095)	(36,955)	(77,745)	(6,502)	(2,490)	—	(15,561)	(40,128)	(180,476)
Net change in unrealized appreciation (depreciation)	659	(19,521)	42,658	(1,374)	719	(1,296)	(9,043)	155,071	167,873
Net realized and unrealized (losses) gains	(436)	(56,476)	(35,087)	(7,876)	(1,771)	(1,296)	(24,604)	114,943	(12,603)
Purchases of portfolio investments	58,196	1,234,738	314,767	38,834	96,614	—	220,779	95,783	2,059,711
Payment-in-kind interest	—	25,695	1,412	2,170	—	—	—	—	29,277
Accretion (amortization) of discounts and premiums	—	314	3,617	—	—	495	(92,064)	—	(87,638)
Repayments and sales of portfolio investments	(30,000)	(1,185,022)	(254,627)	612	(48,203)	—	(85,073)	(30,707)	(1,633,020)
Transfers within Level 3(1)	—	—	(25,000)	25,000	—	—	—	—	—
Transfers in (out) of Level 3(1)	—	—	—	—	—	—	—	—	—
Fair value as of June 30, 2015	$30,546	$3,533,447	$1,205,303	$144,271	$50,892	$32,398	$1,113,023	$499,418	$6,609,298

(1)	Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred.

The following tables show the aggregate changes in the fair value of our Level 3 investments during the year ended June 30, 2014.

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2013	$811,634	$42,443	$3,318,663	$4,172,740
Net realized losses on investments	—	—	(3,346)	(3,346)
Net change in unrealized depreciation	(20,519)	(4,500)	(9,894)	(34,913)
Net realized and unrealized losses	(20,519)	(4,500)	(13,240)	(38,259)
Purchases of portfolio investments	901,197	—	2,036,014	2,937,211
Payment-in-kind interest	11,796	90	3,259	15,145
Accretion (amortization) of discounts and premiums	—	399	(46,696)	(46,297)
Repayments and sales of portfolio investments	(82,263)	(700)	(704,006)	(786,969)
Transfers within Level 3(1)	18,609	(5,611)	(12,998)	—
Transfers in (out) of Level 3(1)	—	—	—	—
Fair value as of June 30, 2014	$1,640,454	$32,121	$4,580,996	$6,253,571

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Small Business Loans	CLO Debt	CLO Residual Interest	Equity	Total
Fair value as of June 30, 2013	$8,729	$2,207,091	$1,024,901	$88,827	$—	$28,589	$658,086	$156,517	$4,172,740
Net realized (losses) gains on investments	—	(1,593)	(7,558)	—	—	—	1,183	4,622	(3,346)
Net change in unrealized (depreciation) appreciation	(150)	(8,907)	(34,566)	(357)	(386)	4,159	51,864	(46,570)	(34,913)
Net realized and unrealized (losses) gains	(150)	(10,500)	(42,124)	(357)	(386)	4,159	53,047	(41,948)	(38,259)
Purchases of portfolio investments	14,850	1,692,284	554,973	—	6,540	—	453,492	215,072	2,937,211
Payment-in-kind interest	—	13,850	428	867	—	—	—	—	15,145
Accretion (amortization) of discounts and premiums	—	683	2,065	73	—	451	(49,569)	—	(46,297)
Repayments and sales of portfolio investments	(20,643)	(389,210)	(270,022)	(73,879)	(1,902)	—	(21,071)	(10,242)	(786,969)
Transfers within Level 3(1)	—	—	(70,000)	70,000	—	—	—	—	—
Transfers in (out) of Level 3(1)	—	—	—	—	—	—	—	—	—
Fair value as of June 30, 2014	$2,786	$3,514,198	$1,200,221	$85,531	$4,252	$33,199	$1,093,985	$319,399	$6,253,571

(1)	Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred.
For the years ended June 30, 2015 and June 30, 2014, the net change in unrealized appreciation (depreciation) on the investments that use Level 3 inputs was $82,432 and $(27,973) for investments still held as of June 30, 2015 and June 30, 2014, respectively.

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2015 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Technique	Input	Range	Weighted Average
Senior Secured Debt	$2,421,188	Yield Analysis	Market Yield	6.1%-21.4%	11.3%
Senior Secured Debt	563,050	EV Analysis	EBITDA Multiple	3.5x-11.0x	8.1x
Senior Secured Debt(1)	64,560	EV Analysis	Loss-Adjusted Discount Rate	3.8%-10.7%	6.9%
Senior Secured Debt(2)	98,025	EV Analysis	Loss-Adjusted Discount Rate	5.4%-16.3%	10.0%
Senior Secured Debt	40,808	EV Analysis	Discount Rate	7.0%-9.0%	8.0%
Senior Secured Debt	25,970	EV Analysis	Appraisal	N/A	N/A
Senior Secured Debt	6,918	Liquidation Analysis	N/A	N/A	N/A
Senior Secured Debt	343,474	Net Asset Value Analysis	Capitalization Rate	5.6%-7.0%	6.0%
Subordinated Secured Debt	847,624	Yield Analysis	Market Yield	8.1%-18.3%	12.5%
Subordinated Secured Debt	54,948	EV Analysis	EBITDA Multiple	3.5x-6.0x	4.7x
Subordinated Secured Debt	302,731	EV Analysis	Book Value Multiple	1.2x-3.8x	2.7x
Subordinated Unsecured Debt	112,701	Yield Analysis	Market Yield	9.1%-15.3%	11.8%
Subordinated Unsecured Debt	31,570	EV Analysis	EBITDA Multiple	5.8x-8.0x	7.2x
Small Business Loans(3)	362	Discounted Cash Flow	Loss-Adjusted Discount Rate	11.7%-27.3%	23.5%
Small Business Loans(4)	50,530	Discounted Cash Flow	Loss-Adjusted Discount Rate	20.4%-33.2%	24.9%
CLO Debt	32,398	Discounted Cash Flow	Discount Rate	6.1%-6.9%	6.5%
CLO Residual Interest	1,113,023	Discounted Cash Flow	Discount Rate	11.2%-18.0%	14.0%
Equity	139,424	EV Analysis	EBITDA Multiple	2.0x-11.0x	8.5x
Equity	148,631	EV Analysis	Book Value Multiple	1.2x-3.8x	2.5x
Equity	1,120	EV Analysis	Appraisal	N/A	N/A
Equity	3,023	Yield Analysis	Market Yield	19.8%-24.7%	22.2%
Equity	130,316	Net Asset Value Analysis	Capitalization Rate	5.6%-7.0%	5.9%
Equity	28,133	Discounted Cash Flow	Discount Rate	7.0%-9.0%	8.0%
Participating Interest(5)	42,765	Yield Analysis	Market Yield	11.5%-18.0%	12.5%
Participating Interest(5)	22	Liquidation Analysis	N/A	N/A	N/A
Escrow Receivable	5,984	Discounted Cash Flow	Discount Rate	7.0%-8.2%	7.6%
Total Level 3 Investments	$6,609,298

(1)
EV analysis is based on the fair value of our investments in consumer loans purchased from Prosper, which are valued using a discounted cash flow valuation technique. The key unobservable input to the discounted cash flow analysis is noted above. In addition, the valuation also used projected loss rates as an unobservable input ranging from 0.6%-26.5%, with a weighted average of 8.4%.

(2)
EV analysis is based on the fair value of our investments in consumer loans purchased from Lending Club, which are valued using a discounted cash flow valuation technique. The key unobservable input to the discounted cash flow analysis is noted above. In addition, the valuation also used projected loss rates as an unobservable input ranging from 2.3%-23.8%, with a weighted average of 16.9%.

(3)
Includes our investments in small business whole loans purchased from Direct Capital. Valuation also used projected loss rates as an unobservable input ranging from 0.03%-60.0%, with a weighted average of 42.3%.

(4)
Includes our investments in small business whole loans purchased from OnDeck. Valuation also used projected loss rates as an unobservable input ranging from 4.2%-11.7%, with a weighted average of 9.7%.

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
In determining the range of value for debt instruments except CLOs and debt investments in controlling portfolio companies, management and the independent valuation firm generally estimated corporate and security credit ratings and identified corresponding yields to maturity for each loan from relevant market data. A discounted cash flow analysis was then prepared using the appropriate yield to maturity as the discount rate, to determine range of value. For non-traded equity investments, the enterprise value was determined by applying earnings before income tax, depreciation and amortization (“EBITDA”) multiples, net income multiples, or book value multiples for similar guideline public companies and/or similar recent investment transactions. For stressed equity investments, a liquidation analysis was prepared. For the private REIT investments, enterprise values were determined based on an average of results from a net asset value analysis of the underlying property investments and a dividend yield analysis utilizing capitalization rates and dividend yields, respectively, for similar guideline companies and/or similar recent investment transactions.
In determining the range of value for our investments in CLOs, management and the independent valuation firm used a discounted cash flow model. The valuations were accomplished through the analysis of the CLO deal structures to identify the risk exposures from the modeling point of view as well as to determine an appropriate call date. For each CLO security, the most appropriate valuation approach was chosen from alternative approaches to ensure the most accurate valuation for such security. A waterfall engine was used to store the collateral data, generate collateral cash flows from the assets based on various assumptions for the risk factors, distribute the cash flows to the liability structure based on the payment priorities, and discount them back using proper discount rates to expected maturity or call date.

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
The significant unobservable inputs used to value our investments based on the EV analysis may include market multiples of specified financial measures such as EBITDA, net income, or book value of identified guideline public companies, implied valuation multiples from precedent M&A transactions, and/or discount rates applied in a discounted cash flow analysis. The independent valuation firm identifies a population of publicly traded companies with similar operations and key attributes to that of the portfolio company. Using valuation and operating metrics of these guideline public companies and/or as implied by relevant precedent transactions, a range of multiples of the latest twelve months EBITDA, or other measure such as net income or book value, is typically calculated. The independent valuation firm utilizes the determined multiples to estimate the portfolio company’s EV generally based on the latest twelve months EBITDA of the portfolio company (or other meaningful measure). Increases or decreases in the multiple may result in an increase or decrease, respectively, in EV which may increase or decrease the fair value measurement of the debt and/or equity investment, as applicable. In certain instances, a discounted cash flow analysis may be considered in estimating EV, in which case, discount rates based on a weighted average cost of capital and application of the Capital Asset Pricing Model may be utilized.
The significant unobservable input used to value our investments based on the net asset value analysis is the capitalization rate applied to the earnings measure of the underlying property. Increases or decreases in the capitalization rate would result in a decrease or increase, respectively, in the fair value measurement.
Changes in market yields, discount rates, capitalization rates or EBITDA multiples, each in isolation, may change the fair value measurement of certain of our investments. Generally, an increase in market yields, discount rates or capitalization rates, or a decrease in EBITDA (or other) multiples may result in a decrease in the fair value measurement of certain of our investments.
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
During the year ended June 30, 2015, the valuation methodology for American Gilsonite Company (“AGC”) changed to incorporate secondary trade data in addition to the yield analysis used in previous periods. As a result of this change, and in recognition of recent company performance and current market conditions, we decreased the fair value of our investment in AGC to $14,287 as of June 30, 2015, a discount of $1,468 from its amortized cost, compared to the $3,477 unrealized appreciation recorded at June 30, 2014.

During the year ended June 30, 2015, the valuation methodology for CCPI Inc. (“CCPI”) changed to solely an EV analysis by removing the discounted cash flow used in previous periods. Management adopted this change due to a lack of long-term forecasts for CCPI. As a result of this change, and in recognition of recent company performance and current market conditions, we increased the fair value of our investment in CCPI to $41,352 as of June 30, 2015, a premium of $7,192 to its amortized cost, compared to the $1,443 unrealized depreciation recorded at June 30, 2014.
During the year ended June 30, 2015, the valuation methodology for Edmentum, Inc. (“Edmentum”) changed to an EV analysis in place of the yield analysis used in previous periods. Management adopted this change due to the company’s debt restructuring in June 2015, through which Prospect became the largest shareholder of the company. As a result of this change, and in recognition of recent company performance and subsequent other-than-temporary impairment, we decreased the fair value of our investment in Edmentum to $37,216 as of June 30, 2015, equal to its amortized cost, compared to the $1,561 unrealized appreciation recorded at June 30, 2014.
During the year ended June 30, 2015, the valuation methodology for Empire Today, LLC (“Empire Today”) changed to incorporate an EV analysis and secondary trade data in addition to the yield analysis used in previous periods. Management adopted the EV analysis due to a deterioration in operating results and resulting credit impairment. As a result of this change, and in recognition of recent company performance and current market conditions, we decreased the fair value of our investment in Empire Today to $13,070 as of June 30, 2015, a discount of $2,448 from its amortized cost, compared to the $281 unrealized appreciation recorded at June 30, 2014.
During the year ended June 30, 2015, the valuation methodology for Gulf Coast Machine & Supply Company (“Gulf Coast”) changed to a liquidation analysis in place of the EV analysis used in previous periods. Management adopted the liquidation analysis due to a deterioration in operating results, resulting credit impairment, and the unavailability of revised budget figures. As a result of this change, and in recognition of recent company performance and current market conditions, we decreased the fair value of our investment in Gulf Coast to $6,918 as of June 30, 2015, a discount of $45,032 from its amortized cost, compared to the $28,991 unrealized depreciation recorded at June 30, 2014.
During the year ended June 30, 2015, the valuation methodology for ICON Health & Fitness, Inc. (“ICON”) changed to incorporate secondary trade data in addition to the yield analysis used in previous periods. As a result of this change, and in recognition of recent company performance and current market conditions, we increased the fair value of our investment in ICON to $16,100 as of June 30, 2015, a discount of $3 from its amortized cost, compared to the $1,116 unrealized depreciation recorded at June 30, 2014.
During the year ended June 30, 2015, the valuation methodology for Prince Mineral Holding Corp. (“Prince”) changed to incorporate secondary trade data in addition to the yield analysis used in previous periods. As a result of this change, and in recognition of recent company performance and current market conditions, we decreased the fair value of our investment in Prince to $9,458 as of June 30, 2015, a discount of $457 from its amortized cost, compared to the $98 unrealized appreciation recorded at June 30, 2014.
During the year ended June 30, 2015, the valuation methodology for Targus Group International, Inc. (“Targus”) changed to incorporate an EV analysis in place of the yield analysis used in previous periods. Management adopted the EV analysis due to a deterioration in operating results and resulting credit impairment. As a result of this change, and in recognition of recent company performance and current market conditions, we decreased the fair value of our investment in Targus to $17,233 as of June 30, 2015, a discount of $4,145 from its amortized cost, compared to the $1,748 unrealized depreciation recorded at June 30, 2014.
During the year ended June 30, 2015, the valuation methodology for United Sporting Companies, Inc. (“USC”) changed to incorporate an EV analysis in addition to the yield analysis used in previous periods. Management adopted the EV analysis due to a deterioration in operating results and resulting credit impairment. As a result of this change, and in recognition of recent company performance and current market conditions, we decreased the fair value of our investment in USC to $145,618 as of June 30, 2015, a discount of $12,620 from its amortized cost, compared to being valued at cost at June 30, 2014.

During the year ended June 30, 2015, we provided $1,381 and $107 of debt and equity financing, respectively, to American Property REIT Corp. (“APRC”) for the acquisition of real estate properties and to fund capital expenditures for existing properties. During the year ended June 30, 2015, APRC transferred its investments in certain properties to National Property REIT Corp. (“NPRC”). As a result, our investments in APRC related to these properties also transferred to NPRC. The investments transferred consisted of $12,985 of equity and $95,576 of debt. There was no gain or loss realized on these transactions. In addition, during the year ended June 30, 2015, we received $8 as a return of capital on the equity investment in APRC. As of June 30, 2015, our investment in APRC had an amortized cost of $100,192 and a fair value of $118,256.
As of June 30, 2015, APRC’s real estate portfolio was comprised of twelve multi-family properties and one commercial property. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by APRC as of June 30, 2015.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	1557 Terrell Mill Road, LLC	Marietta, GA	12/28/2012	$23,500	$15,164
2	Lofton Place, LLC	Tampa, FL	4/30/2013	26,000	16,965
3	Vista Palma Sola, LLC	Bradenton, FL	4/30/2013	27,000	17,550
4	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	9,650
5	Cordova Regency, LLC	Pensacola, FL	11/15/2013	13,750	9,026
6	Crestview at Oakleigh, LLC	Pensacola, FL	11/15/2013	17,500	11,488
7	Inverness Lakes, LLC	Mobile, AL	11/15/2013	29,600	19,400
8	Kings Mill Pensacola, LLC	Pensacola, FL	11/15/2013	20,750	13,622
9	Plantations at Pine Lake, LLC	Tallahassee, FL	11/15/2013	18,000	11,817
10	Verandas at Rock Ridge, LLC	Birmingham, AL	11/15/2013	15,600	10,205
11	Plantations at Hillcrest, LLC	Mobile, AL	1/17/2014	6,930	4,972
12	Crestview at Cordova, LLC	Pensacola, FL	1/17/2014	8,500	4,950
13	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
				$223,699	$144,809

During the year ended June 30, 2015, we provided $171,850 and $52,350 of debt and equity financing, respectively, to NPRC to enable certain of its wholly-owned subsidiaries to invest in online consumer loans. In addition, during the year ended June 30, 2015, we received partial repayments of $32,883 of the loans previously outstanding and $5,577 as a return of capital on the equity investment in NPRC.
The online consumer loan investments held by certain of NPRC’s wholly-owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $35, with fixed interest rates and fixed terms of either 36 or 60 months. As of June 30, 2015, the investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries had a fair value of $366,014. The average outstanding individual loan balance is approximately $9 and the loans mature on dates ranging from October 31, 2016 to June 29, 2020. Fixed interest rates range from 5.3% to 29.0% with a weighted-average current interest rate of 19.6%.
During the year ended June 30, 2015, we provided $12,046 and $2,077 of debt and equity financing, respectively, to NPRC for the acquisition of real estate properties and to fund capital expenditures for existing properties. During the year ended June 30, 2015, APRC and United Property REIT Corp. (“UPRC”) transferred their investments in certain properties to NPRC. As a result, our investments in APRC and UPRC related to these properties also transferred to NPRC. The investments transferred consisted of $14,266 of equity and $105,020 of debt. There was no gain or loss realized on these transactions. As of June 30, 2015, our investment in NPRC had an amortized cost of $449,660 and a fair value of $471,889.
As of June 30, 2015, NPRC’s real estate portfolio was comprised of eleven multi-family properties and thirteen commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of June 30, 2015.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	146 Forest Parkway, LLC	Forest Park, GA	10/24/2012	$7,400	$—
2	5100 Live Oaks Blvd, LLC	Tampa, FL	1/17/2013	63,400	39,600
3	NPRC Carroll Resort, LLC	Pembroke Pines, FL	6/24/2013	225,000	157,500
4	APH Carroll 41, LLC	Marietta, GA	11/1/2013	30,600	22,097
5	Matthews Reserve II, LLC	Matthews, NC	11/19/2013	22,063	17,571
6	City West Apartments II, LLC	Orlando, FL	11/19/2013	23,562	18,533
7	Vinings Corner II, LLC	Smyrna, GA	11/19/2013	35,691	26,640
8	Uptown Park Apartments II, LLC	Altamonte Springs, FL	11/19/2013	36,590	27,471
9	Mission Gate II, LLC	Plano, TX	11/19/2013	47,621	36,148
10	St. Marin Apartments II, LLC	Coppell, TX	11/19/2013	73,078	53,863
11	APH Carroll Bartram Park, LLC	Jacksonville, FL	12/31/2013	38,000	28,500
12	APH Carroll Atlantic Beach, LLC	Atlantic Beach, FL	1/31/2014	13,025	8,916
13	23 Mile Road Self Storage, LLC	Chesterfield, MI	8/19/2014	5,804	4,350
14	36th Street Self Storage, LLC	Wyoming, MI	8/19/2014	4,800	3,600
15	Ball Avenue Self Storage, LLC	Grand Rapids, MI	8/19/2014	7,281	5,460
16	Ford Road Self Storage, LLC	Westland, MI	8/29/2014	4,642	3,480
17	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	4,458	3,345
18	Ann Arbor Kalamazoo Self Storage, LLC	Scio, MI	8/29/2014	8,927	6,695
19	Ann Arbor Kalamazoo Self Storage, LLC	Kalamazoo, MI	8/29/2014	2,363	1,775
20	Jolly Road Self Storage, LLC	Okemos, MI	1/16/2015	7,492	5,620
21	Eaton Rapids Road Self Storage, LLC	Lansing West, MI	1/16/2015	1,741	1,305
22	Haggerty Road Self Storage, LLC	Novi, MI	1/16/2015	6,700	5,025
23	Waldon Road Self Storage, LLC	Lake Orion, MI	1/16/2015	6,965	5,225
24	Tyler Road Self Storage, LLC	Ypsilanti, MI	1/16/2015	3,507	2,630
				$680,710	$485,349

During the year ended June 30, 2015, we provided $53,022 and $9,100 of debt and equity financing, respectively, to UPRC for the acquisition of certain properties and to fund capital expenditures for existing properties. During the year ended June 30, 2015, UPRC transferred its investments in certain properties to NPRC. As a result, our investments in UPRC related to these properties also transferred to NPRC. The investments transferred consisted of $1,281 of equity and $9,444 of debt. There was no gain or loss realized on the transaction. As of June 30, 2015, our investment in UPRC had an amortized cost of $75,628 and a fair value of $84,685.
As of June 30, 2015, UPRC’s real estate portfolio was comprised of fifteen multi-families properties and one commercial property. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by UPRC as of June 30, 2015.

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
On January 4, 2012, Energy Solutions Holdings Inc. (“Energy Solutions”) sold its gas gathering and processing assets held in Gas Solutions II Ltd. (“Gas Solutions”) for a potential sale price of $199,805, adjusted for the final working capital settlement, including a potential earn-out of $28,000 that may be paid based on the future performance of Gas Solutions. After expenses, including structuring fees of $9,966 paid to us, and $3,152 of third-party expenses, Gas Solutions LP LLC and Gas Solutions GP LLC, subsidiaries of Gas Solutions, received $157,100 and $1,587 in cash, respectively, and subsequently distributed these amounts, $158,687 in total, to Energy Solutions. On June 4, 2014, Gas Solutions GP LLC and Gas Solutions LP LLC merged with and into Freedom Marine Solutions, LLC (f/k/a Freedom Marine Services Holdings, LLC) (“Freedom Marine”), another subsidiary of Energy Solutions, with Freedom Marine as the surviving entity. On December 29, 2014, Freedom Marine reached a settlement for and received $5,174, net of third-party obligations, related to the contingent earn-out from the sale of Gas Solutions in January 2012 which was retained by Freedom Marine. This is a final settlement and no further payments are expected from the sale.
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
During the year ended June 30, 2014, Energy Solutions repaid $8,500 of our subordinated secured debt to us. In addition to the repayment of principal, we received $4,812 of make-whole fees for early repayment of the outstanding loan receivables, which was recorded as additional interest income during the year ended June 30, 2014.

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
During the year ended June 30, 2014, we received an $8,000 fee from First Tower Holdings of Delaware LLC (“First Tower Delaware”) related to the renegotiation and expansion of First Tower’s revolver in December 2013 which was recorded as other income and we provided an additional $8,500 and $1,500 of senior secured first-lien and common equity financing, respectively, to First Tower Delaware.
During the year ended June 30, 2014, we provided an additional $7,600 of subordinated secured financing to AMU Holdings Inc. (“AMU”). During the year ended June 30, 2014, we received distributions of $12,000 from AMU which were recorded as dividend income.
On March 31, 2014, we invested $246,250 in cash and 2,306,294 unregistered shares of our common stock to support the recapitalization of Harbortouch Payments, LLC (f/k/a United Bank Card, Inc. (d/b/a Harbortouch)), a provider of transaction processing services and point-of-sale equipment used by merchants across the United States. We invested $24,898 of equity and $123,000 of debt in Harbortouch Holdings of Delaware Inc., the newly-formed holding company, and $130,796 of debt in Harbortouch Payments, LLC, the operating company (collectively, “Harbortouch”). Through the recapitalization, we acquired a controlling interest in Harbortouch Holdings of Delaware Inc. After the recapitalization, we received repayment of the $23,894 loan previously outstanding. We received structuring fees of $7,536 related to our investment in Harbortouch which were recognized as other income during the year ended June 30, 2014.
On March 31, 2014, we provided $78,521 of debt and $14,107 of equity financing to Echelon Aviation LLC (“Echelon”), a newly established portfolio company which provides liquidity alternatives on aviation assets. In connection with our investment, we received a structuring fee of $2,771 from Echelon which was recognized as other income during the year ended June 30, 2014.
On August 1, 2014, we sold our investments in Airmall Inc. (“Airmall”) for net proceeds of $51,379 and realized a loss of $3,473 on the sale. In addition, there is $6,000 being held in escrow, of which 98% is due to Prospect, which will be recognized as an additional realized loss if it is not received. Included in the net proceeds were $3,000 of structuring fees from Airmall related to the sale of the operating company which was recognized as other income during the year ended June 30, 2015. On October 22, 2014, we received a tax refund of $665 related to our investment in Airmall for which we realized a gain of the same amount.
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
On October 10, 2014, ARRM Services, Inc. (“ARRM”) sold Ajax Rolled Ring & Machine, LLC (“Ajax”) to a third party and repaid the $19,337 loan receivable to us and we recorded a realized loss of $23,560 related to the sale. Concurrent with the sale, our ownership increased to 100% of the outstanding equity in SB Forging (see Note 1). As such, we began consolidating SB Forging on October 11, 2014. In addition, there is $3,000 being held in escrow of which $802 was received on May 6, 2015 for which we realized a gain of the same amount. The remainder will be recognized as additional gain if and when received. We received $2,000 of structuring fees from Ajax related to the sale of the operating company which was recognized as other income during the year ended June 30, 2015.
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
On June 5, 2015, we sold our equity investment in Vets Securing America, Inc. (“VSA”) and realized a net loss of $975 on the sale. In connection with the sale, VSA was released as a borrower on the secured promissory notes, leaving The Healing Staff, Inc. (“THS”) as the sole borrower. During the year ended June 30, 2015, THS ceased operations and we recorded a realized loss of $2,956, reducing the amortized cost to zero.
On June 9, 2015, we provided additional debt and equity financing to support the recapitalization of Edmentum. As part of the recapitalization, we exchanged 100% of the $50,000 second lien term loan previously outstanding for $26,365 of junior PIK notes and 370,964.14 Class A common units representing 37.1% equity ownership in Edmentum Ultimate Holdings, LLC. In addition, we invested $5,875 in senior PIK notes and committed $7,834 as part of a second lien revolving credit facility, of which $4,896 was funded at closing. On June 9, 2015, we determined that the impairment of Edmentum was other-than-temporary and recorded a realized loss of $22,116 for the amount that the amortized cost exceeded the fair value, reducing the amortized cost to $37,216.
During the year ended June 30, 2014, we recognized $400 of interest income due to purchase discount accretion for the assets acquired from Patriot. As of December 31, 2013, the purchase discount for the assets acquired from Patriot had been fully accreted. As such, no such income was recognized during the year ended June 30, 2015.
As of June 30, 2015, $4,413,161 of our loans, at fair value, bear interest at floating rates and $4,380,763 of those loans have LIBOR floors ranging from 0.5% to 5.5%. As of June 30, 2014, $4,212,376 of our loans, at fair value, bore interest at floating rates and $4,179,177 of those loans had LIBOR floors ranging from 1.25% to 6.00%.
At June 30, 2015, four loan investments were on non-accrual status: Gulf Coast, NCT, Wind River, and Wolf Energy. At June 30, 2014, nine loan investments were on non-accrual status: BXC, THS, Manx, NCT, STI, Stryker, Wind River, Wolf Energy Holdings Inc., and Yatesville. Principal balances of these loans amounted to $62,143 and $163,408 as of June 30, 2015 and June 30, 2014, respectively. The fair value of these loans amounted to $6,918 and $5,937 as of June 30, 2015 and June 30, 2014, respectively. The fair values of these investments represent approximately 0.1% and 0.1% of our total assets as of June 30, 2015 and June 30, 2014, respectively. For the years ended June 30, 2015, 2014 and 2013, the income foregone as a result of not accruing interest on non-accrual debt investments amounted to $22,927, $24,040 and $25,965, respectively.
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 2.00%. As of June 30, 2015 and June 30, 2014, we had $88,288 and $72,118, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies.
During the year ended June 30, 2015, we sold $132,909 of the outstanding principal balance of the senior secured Term Loan A investments in certain portfolio companies. There was no gain or loss realized on the sale. We serve as an agent for these loans and collect a servicing fee from the counterparties on behalf of the Investment Adviser. We receive a credit for these payments as a reduction of base management fee payable by us to the Investment Adviser. See Note 13 for further discussion.

Unconsolidated Significant Subsidiaries
Our investments are generally in small and mid-sized companies in a variety of industries. In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, we must determine which of our unconsolidated controlled portfolio companies are considered “significant subsidiaries”, if any. In evaluating these investments, there are three tests utilized to determine if any of our controlled investments are considered significant subsidiaries: the investment test, the asset test and the income test. Rule 3-09 of Regulation S-X, as interpreted by the SEC, requires separate audited financial statements of an unconsolidated majority-owned subsidiary in an annual report if any of the three tests exceed 20%. Rule 4-08(g) of Regulation S-X requires summarized financial information in an annual report if any of the three tests exceeds 10% and summarized financial information in a quarterly report if any of the three tests exceeds 20%.
As of June 30, 2015, we had no single investment that represented greater than 10% of our total investment portfolio at fair value. As of June 30, 2015, we had one investment whose assets represented greater than 10% but less than 20% of our total assets. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment or the marking to fair value of an investment in any given year can be highly concentrated among several investments. After performing the income analysis for the year ended June 30, 2015, we determined that one of our controlled investments individually generated more than 10% but less than 20% of our income, primarily due to the unrealized appreciation that was recognized on the investment during the year ended June 30, 2015. As such, the following unconsolidated majority-owned portfolio company was considered a significant subsidiary at a 10% level as of June 30, 2015: National Property REIT Corp.
The following tables show summarized financial information for National Property REIT Corp. and its subsidiaries, which met the 10% asset test and the 10% income test:

	June 30, 2015	June 30, 2014
Balance Sheet Data
Cash and cash equivalents	$43,722	$17,204
Real estate, net	639,012	312,896
Unsecured consumer loans, net	366,014	45,597
Other assets	51,383	8,185
Mortgages payable	484,771	240,176
Revolving credit facilities	208,296	27,600
Notes payable, due to Prospect or Affiliate	365,214	105,309
Other liabilities	21,736	5,173
Total equity	20,114	5,624

	Year Ended June 30, 2015	From Inception (December 30, 2013) to June 30, 2014
Summary of Operations
Total revenue	$120,576	$20,669
Operating expenses	115,206	20,507
Operating income	5,370	162
Depreciation and amortization	23,960	11,978
Fair value adjustment	7,005	578
Net loss	$(25,595)	$(12,394)

As of June 30, 2015, we had no single investment that represented greater than 20% of our total investment portfolio at fair value. As of June 30, 2015, we had no single investment whose assets represented greater than 20% of our total assets. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment or the marking to fair value of an investment in any given year can be highly concentrated among several investments. After performing the income analysis for the year ended June 30, 2015, we determined that two of our controlled investments individually generated more than 20% of our income, primarily due to the unrealized appreciation that was recognized on the investments during the year ended June 30, 2015. As such, the following unconsolidated majority-owned portfolio companies were considered significant subsidiaries at a 20% level as of June 30, 2015: First Tower Finance Company LLC and Harbortouch Payments, LLC. We will include the audited financial statements of First Tower Finance Company LLC and its subsidiaries as Exhibit 99.1 via an amendment to this report and the audited financial statements of Harbortouch Payments, LLC as Exhibit 99.2 via an amendment to this report.
The following tables show summarized financial information for First Tower Finance Company LLC and its subsidiaries:

	June 30, 2015	June 30, 2014
Balance Sheet Data
Cash and cash equivalents	$65,614	$60,368
Finance receivables, net	400,451	385,875
Intangibles, including goodwill	121,822	137,696
Other assets	17,373	14,056
Notes payable	334,637	313,563
Notes payable, due to Prospect or Affiliate	251,578	251,246
Other liabilities	47,493	46,276
Total equity	(28,448)	(13,090)

	Year Ended June 30,
	2015	2014	2013
Summary of Operations
Total revenue	$207,128	$201,724	$186,037
Total expenses	219,143	162,941	144,368
Net (loss) income	$(12,015)	$38,783	$41,669

The following tables show summarized financial information for Harbortouch Payments, LLC:

	June 30, 2015	June 30, 2014
Balance Sheet Data
Cash and cash equivalents	$168	$2,083
Receivables	28,721	24,530
Intangibles, including goodwill	351,396	400,453
Other assets	28,686	15,106
Notes payable	25,132	24,329
Notes payable, due to Prospect or Affiliate	296,734	268,022
Other liabilities	37,235	42,734
Total equity	49,870	107,087

	Year Ended June 30, 2015	From Inception (March 31, 2014) to June 30, 2014
Summary of Operations
Total revenue	$280,606	$68,759
Total expenses	329,469	82,673
Net loss	$(48,863)	$(13,914)
As the SEC has not released details on the mechanics of how the calculations related to Rules 3-09 and 4-08(g) of Regulation S-X are to be completed, there is diversity in practice for the calculation. Based on our interpretation of Rules 3-09 and 4-08(g) of Regulation S-X and related calculations, we do not believe that separate audited financial statements are required for any entities in our current annual financial statements. We expect that the SEC will clarify the calculation method in the near future.
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
On August 29, 2014, we renegotiated the 2012 Facility and closed an expanded five and a half year revolving credit facility (the “2014 Facility” and collectively with the 2012 Facility, the “Revolving Credit Facility”). The lenders have extended commitments of $885,000 under the 2014 Facility as of June 30, 2015. The 2014 Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The revolving period of the 2014 Facility extends through March 2019, with an additional one year amortization period (with distributions allowed) after the completion of the revolving period. During such one year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one year amortization period, the remaining balance will become due, if required by the lenders.
The 2014 Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The 2014 Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the 2014 Facility. The 2014 Facility also requires the maintenance of a minimum liquidity requirement. As of June 30, 2015, we were in compliance with the applicable covenants.
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

As of June 30, 2015 and June 30, 2014, we had $721,800 and $780,620, respectively, available to us for borrowing under the Revolving Credit Facility, of which the amount outstanding was $368,700 and $92,000, respectively. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $885,000. As of June 30, 2015, the investments, including money market funds, used as collateral for the Revolving Credit Facility had an aggregate fair value of $1,539,763, which represents 22.9% of our total investments and money market funds. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and as such, these investments are not available to our general creditors. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $8,866 of new fees and $3,539 of fees carried over for continuing participants from the previous facility, which are being amortized over the term of the facility in accordance with ASC 470-50, of which $10,280 remains to be amortized and is included within deferred financing costs on the Consolidated Statement of Assets and Liabilities as of June 30, 2015. In accordance with ASC 470-50, we expensed $332 of fees relating to credit providers in the 2012 Facility who did not commit to the 2014 Facility.

During the years ended June 30, 2015, 2014 and 2013, we recorded $14,424, $12,216 and $9,082, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
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
On April 11, 2014, we issued $400,000 aggregate principal amount of convertible notes that mature on April 15, 2020 (the “2020 Notes”), unless previously converted or repurchased in accordance with their terms. The 2020 Notes bear interest at a rate of 4.75% per year, payable semi-annually on April 15 and October 15 each year, beginning October 15, 2014. Total proceeds from the issuance of the 2020 Notes, net of underwriting discounts and offering costs, were $387,500. On January 30, 2015, we repurchased $8,000 aggregate principal amount of the 2020 Notes at a price of 93.0, including commissions. As a result of this transaction, we recorded a gain in the amount of the difference between the reacquisition price and the net carrying amount of the notes, net of the proportionate amount of unamortized debt issuance costs. The net gain on the extinguishment of the 2020 Notes in the year ended June 30, 2015 was $332.

Certain key terms related to the convertible features for the 2015 Notes, the 2016 Notes, the 2017 Notes, the 2018 Notes, the 2019 Notes and the 2020 Notes (collectively, the “Convertible Notes”) are listed below.

	2015 Notes	2016 Notes	2017 Notes	2018 Notes	2019 Notes	2020 Notes
Initial conversion rate(1)	88.0902	78.3699	85.8442	82.3451	79.7766	80.6647
Initial conversion price	$11.35	$12.76	$11.65	$12.14	$12.54	$12.40
Conversion rate at June 30, 2015(1)(2)	89.9752	80.2196	87.7516	83.6661	79.8248	80.6670
Conversion price at June 30, 2015(2)(3)	$11.11	$12.47	$11.40	$11.95	$12.53	$12.40
Last conversion price calculation date	12/21/2014	2/18/2015	4/16/2015	8/14/2014	12/21/2014	4/11/2015
Dividend threshold amount (per share)(4)	$0.101125	$0.101150	$0.101500	$0.101600	$0.110025	$0.110525

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at June 30, 2015 was calculated on the last anniversary of the issuance and will be adjusted again on the next anniversary, unless the exercise price shall have changed by more than 1% before the anniversary.

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
In connection with the issuance of the Convertible Notes, we incurred $39,678 of fees which are being amortized over the terms of the notes, of which $21,274 remains to be amortized and is included within deferred financing costs on the Consolidated Statement of Assets and Liabilities as of June 30, 2015.

During the years ended June 30, 2015, 2014 and 2013, we recorded $74,365, $58,042 and $45,880, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.
Note 6. Public Notes
On May 1, 2012, we issued $100,000 aggregate principal amount of unsecured notes that were scheduled to mature on November 15, 2022 (the “2022 Notes”). The 2022 Notes bore interest at a rate of 6.95% per year, payable quarterly on February 15, May 15, August 15 and November 15 of each year, beginning August 15, 2012. Total proceeds from the issuance of the 2022 Notes, net of underwriting discounts and offering costs, were $97,000. On May 15, 2015, we redeemed $100,000 aggregate principal amount of the 2022 Notes at par. As a result of this transaction, we recorded a loss in the amount of the difference between the reacquisition price and the net carrying amount of the notes, net of the proportionate amount of unamortized debt issuance costs. The net loss on the extinguishment of the 2022 Notes in the year ended June 30, 2015 was $2,600.
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
In connection with the issuance of the 2023 Notes and the 5.00% 2019 Notes, we incurred $8,036 of fees which are being amortized over the term of the notes, of which $6,604 remains to be amortized and is included within deferred financing costs on the Consolidated Statement of Assets and Liabilities as of June 30, 2015.
During the years ended June 30, 2015, 2014 and 2013, we recorded $37,063, $25,988 and $11,672, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
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
During the year ended June 30, 2015, we issued $125,696 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $123,641. These notes were issued with stated interest rates ranging from 3.375% to 5.10% with a weighted average interest rate of 4.65%. These notes mature between May 15, 2020 and June 15, 2022. The following table summarizes the Prospect Capital InterNotes® issued during the year ended June 30, 2015.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5.25	$7,126	4.625%	4.625%	August 15, 2020 – September 15, 2020
5.5	106,364	4.25%–4.75%	4.63%	May 15, 2020 – November 15, 2020
6	2,197	3.375%	3.375%	April 15, 2021 – May 15, 2021
6.5	3,912	5.10%	5.10%	December 15, 2021
7	6,097	5.10%	5.10%	May 15, 2022 – June 15, 2022
	$125,696

During the year ended June 30, 2014, we issued $473,762 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $465,314. These notes were issued with stated interest rates ranging from 3.75% to 6.75% with a weighted average interest rate of 5.12%. These notes mature between October 15, 2016 and October 15, 2043. The following table summarizes the Prospect Capital InterNotes® issued during the year ended June 30, 2014.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$5,710	4.00%	4.00%	October 15, 2016
3.5	3,149	4.00%	4.00%	April 15, 2017
4	45,751	3.75%–4.00%	3.92%	November 15, 2017 – May 15, 2018
5	207,915	4.25%–5.00%	4.92%	July 15, 2018 – May 15, 2019
5.5	53,820	4.75%–5.00%	4.86%	February 15, 2019 – August 15, 2019
6.5	1,800	5.50%	5.50%	February 15, 2020
7	62,409	5.25%–5.75%	5.44%	July 15, 2020 – May 15, 2021
7.5	1,996	5.75%	5.75%	February 15, 2021
10	23,850	5.75%–6.50%	5.91%	January 15, 2024 – May 15, 2024
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	2,495	6.00%	6.00%	August 15, 2028 – November 15, 2028
18	4,062	6.00%–6.25%	6.21%	July 15, 2031 – August 15, 2031
20	2,791	6.00%	6.00%	September 15, 2033 – October 15, 2033
25	34,886	6.25%–6.50%	6.39%	August 15, 2038 – May 15, 2039
30	20,150	6.50%–6.75%	6.60%	July 15, 2043 – October 15, 2043
	$473,762
During the year ended June 30, 2015, we redeemed $76,931 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 6.06% in order to replace debt with higher interest rates with debt with lower rates. During the year ended June 30, 2015, we repaid $6,993 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the difference between the reacquisition price and the net carrying amount of the notes, net of the proportionate amount of unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the year ended June 30, 2015 was $1,682. The following table summarizes the Prospect Capital InterNotes® outstanding as of June 30, 2015.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$5,710	4.00%	4.00%	October 15, 2016
3.5	3,109	4.00%	4.00%	April 15, 2017
4	45,690	3.75%–4.00%	3.92%	November 15, 2017 – May 15, 2018
5	207,719	4.25%–5.00%	4.92%	July 15, 2018 – May 15, 2019
5.25	7,126	4.625%	4.63%	August 15, 2020 – September 15, 2020
5.5	115,184	4.25%–5.00%	4.65%	February 15, 2019 – November 15, 2020
6.0	2,197	3.375%	3.38%	April 15, 2021 – May 15, 2021
6.5	5,712	5.10%–5.50%	5.23%	February 15, 2020 – December 15, 2021
7	191,549	4.00%–5.85%	5.13%	September 15, 2019 – June 15, 2022
7.5	1,996	5.75%	5.75%	February 15, 2021
10	36,925	3.29%–7.00%	6.11%	March 15, 2022 – May 15, 2024
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	17,385	5.00%–6.00%	5.14%	May 15, 2028 – November 15, 2028
18	22,729	4.125%–6.25%	5.52%	December 15, 2030 – August 15, 2031
20	4,530	5.75%–6.00%	5.89%	November 15, 2032 – October 15, 2033
25	36,320	6.25%–6.50%	6.39%	August 15, 2038 – May 15, 2039
30	120,583	5.50%–6.75%	6.23%	November 15, 2042 – October 15, 2043
	$827,442

During the year ended June 30, 2014, we repaid $6,869 aggregate principal amount of Prospect Capital InterNotes® in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. In connection with the issuance of the 5.00% 2019 Notes, $45,000 of previously-issued Prospect Capital InterNotes® were exchanged for the 5.00% 2019 Notes. The following table summarizes the Prospect Capital InterNotes® outstanding as of June 30, 2014.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$5,710	4.00%	4.00%	October 15, 2016
3.5	3,149	4.00%	4.00%	April 15, 2017
4	45,751	3.75%–4.00%	3.92%	November 15, 2017 – May 15, 2018
5	207,915	4.25%–5.00%	4.92%	July 15, 2018 – August 15, 2019
5.5	8,820	5.00%	4.86%	February 15, 2019
6.5	1,800	5.50%	5.50%	February 15, 2020
7	256,903	4.00%–6.55%	5.39%	June 15, 2019 – May 15, 2021
7.5	1,996	5.75%	5.75%	February 15, 2021
10	41,952	3.23%–7.00%	6.18%	March 15, 2022 – May 15, 2024
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	17,465	5.00%–6.00%	5.14%	May 15, 2028 – November 15, 2028
18	25,435	4.125%–6.25%	5.49%	December 15, 2030 – August 15, 2031
20	5,847	5.625%–6.00%	5.85%	November 15, 2032 – October 15, 2033
25	34,886	6.25%–6.50%	6.39%	August 15, 2038 – May 15, 2039
30	125,063	5.50%–6.75%	6.22%	November 15, 2042 – October 15, 2043
	$785,670
In connection with the issuance of Prospect Capital InterNotes®, we incurred $20,168 of fees which are being amortized over the term of the notes, of which $16,262 remains to be amortized and is included within deferred financing costs on the Consolidated Statement of Assets and Liabilities as of June 30, 2015.
During the years ended June 30, 2015, 2014 and 2013, we recorded $44,808, $33,857 and $9,707, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.
Note 8. Fair Value and Maturity of Debt Outstanding
The following table shows the maximum draw amounts and outstanding borrowings of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of June 30, 2015 and June 30, 2014.

	June 30, 2015		June 30, 2014
	Maximum Draw Amount	Amount Outstanding	Maximum Draw Amount	Amount Outstanding
Revolving Credit Facility	$885,000	$368,700	$857,500	$92,000
Convertible Notes	1,239,500	1,239,500	1,247,500	1,247,500
Public Notes	548,094	548,094	647,881	647,881
Prospect Capital InterNotes®	827,442	827,442	785,670	785,670
Total	$3,500,036	$2,983,736	$3,538,551	$2,773,051

The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of June 30, 2015.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$368,700	$—	$—	$368,700	$—
Convertible Notes	1,239,500	150,000	497,500	592,000	—
Public Notes	548,094	—	—	300,000	248,094
Prospect Capital InterNotes®	827,442	—	54,509	369,938	402,995
Total Contractual Obligations	$2,983,736	$150,000	$552,009	$1,630,638	$651,089
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
As permitted by ASC 825-10-25, we have not elected to value our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® at fair value. The following table shows the fair value of these financial liabilities disaggregated into the three levels of the ASC 820 valuation hierarchy as of June 30, 2015.

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Revolving Credit Facility(1)	$—	$368,700	$—	$368,700
Convertible Notes(2)	—	1,244,402	—	1,244,402
Public Notes(2)	—	564,052	—	564,052
Prospect Capital InterNotes®(3)	—	848,387	—	848,387
Total	$—	$3,025,541	$—	$3,025,541

(1)	The carrying value of our Revolving Credit Facility approximates the fair value.

(2)	We use available market quotes to estimate the fair value of the Convertible Notes and Public Notes.

(3)	The fair value of Prospect Capital InterNotes® is estimated by discounting remaining payments using current Treasury rates.
The following table shows the fair value of these financial liabilities disaggregated into the three levels of the ASC 820 valuation hierarchy as of June 30, 2014.

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Revolving Credit Facility(1)	$—	$92,000	$—	$92,000
Convertible Notes(2)	—	1,293,495	—	1,293,495
Public Notes(2)	—	679,816	—	679,816
Prospect Capital InterNotes®(3)	—	799,631	—	799,631
Total	$—	$2,864,942	$—	$2,864,942

(1)	The carrying value of our Revolving Credit Facility approximates the fair value.

(2)	We use available market quotes to estimate the fair value of the Convertible Notes and Public Notes.

(3)	The fair value of Prospect Capital InterNotes® is estimated by discounting remaining payments using current Treasury rates.

Note 9. Equity Offerings, Offering Expenses, and Distributions
Excluding dividend reinvestments, we issued 14,845,556 and 93,381,602 shares of our common stock during the years ended June 30, 2015 and June 30, 2014, respectively. The following table summarizes our issuances of common stock during the years ended June 30, 2014 and June 30, 2015.

Issuances of Common Stock	Number of Shares Issued	Gross Proceeds	Underwriting Fees	Offering Expenses	Average Offering Price
During the year ended June 30, 2014:
July 5, 2013 – August 21, 2013(1)	9,818,907	$107,725	$902	$169	$10.97
August 2, 2013(2)	1,918,342	21,006	—	—	$10.95
August 29, 2013 – November 4, 2013(1)	24,127,242	272,114	2,703	414	$11.28
November 12, 2013 – February 5, 2014(1)	27,301,889	307,045	3,069	436	$11.25
February 10, 2014 – April 9, 2014(1)	21,592,715	239,305	2,233	168	$11.08
March 31, 2014(2)	2,306,294	24,908	—	—	$10.80
April 15, 2014 – May 2, 2014(1)	5,213,900	56,995	445	193	$10.93
May 5, 2014(2)	1,102,313	11,916	—	—	$10.81

During the year ended June 30, 2015:
September 11, 2014 – November 3, 2014(1)	9,490,975	95,149	474	175	$10.03
November 17, 2014 – December 3, 2014(1)	5,354,581	51,678	268	469	$9.65

(1)	Shares were issued in connection with our at-the-market offering program which we enter into from time to time with various counterparties.

(2)
Shares were issued in conjunction with our investments in the following controlled portfolio companies: CP Holdings of Delaware LLC, Harbortouch Holdings of Delaware Inc., and Arctic Oilfield Equipment USA, Inc.

Our shareholders’ equity accounts as of June 30, 2015 and June 30, 2014 reflect cumulative shares issued as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our dividend reinvestment plan and in connection with the acquisition of certain controlled portfolio companies. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
On August 24, 2011, our Board of Directors approved a share repurchase plan (the “Repurchase Program”) under which we may repurchase up to $100,000 of our common stock at prices below our net asset value per share. Prior to any repurchase, we are required to notify shareholders of our intention to purchase our common stock. Our last notice was delivered on June 16, 2015. This notice lasts for six months after notice is given. We did not make any purchases of our common stock during the period from August 24, 2011 to June 30, 2015 pursuant to the Repurchase Program. See Note 18 for shares purchased under the Repurchase Program subsequent to June 30, 2015.
Our Board of Directors, pursuant to the Maryland General Corporation Law, executed Articles of Amendment to increase the number of shares authorized for issuance from 500,000,000 to 1,000,000,000 in the aggregate. The amendment became effective May 6, 2014.
On November 4, 2014, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $4,822,626 of additional debt and equity securities in the public market as of June 30, 2015.

During the years ended June 30, 2015 and June 30, 2014, we distributed approximately $421,594 and $403,188, respectively, to our stockholders. The following table summarizes our distributions declared and payable for the years ended June 30, 2014 and June 30, 2015.

Declaration Date	Record Date	Payment Date	Amount Per Share	Amount Distributed (in thousands)
5/6/2013	7/31/2013	8/22/2013	$0.110175	$28,001
5/6/2013	8/30/2013	9/19/2013	0.110200	28,759
6/17/2013	9/30/2013	10/24/2013	0.110225	29,915
6/17/2013	10/31/2013	11/21/2013	0.110250	31,224
6/17/2013	11/29/2013	12/19/2013	0.110275	32,189
6/17/2013	12/31/2013	1/23/2014	0.110300	33,229
8/21/2013	1/31/2014	2/20/2014	0.110325	34,239
8/21/2013	2/28/2014	3/20/2014	0.110350	35,508
8/21/2013	3/31/2014	4/17/2014	0.110375	36,810
11/4/2013	4/30/2014	5/22/2014	0.110400	37,649
11/4/2013	5/30/2014	6/19/2014	0.110425	37,822
11/4/2013	6/30/2014	7/24/2014	0.110450	37,843
Total declared and payable for the year ended June 30, 2014				$403,188

2/3/2014	7/31/2014	8/21/2014	$0.110475	$37,863
2/3/2014	8/29/2014	9/18/2014	0.110500	37,885
2/3/2014	9/30/2014	10/22/2014	0.110525	38,519
5/6/2014	10/31/2014	11/20/2014	0.110550	38,977
5/6/2014	11/28/2014	12/18/2014	0.110575	39,583
5/6/2014	12/31/2014	1/22/2015	0.110600	39,623
9/24/2014	1/30/2015	2/19/2015	0.110625	39,648
12/8/2014	2/27/2015	3/19/2015	0.083330	29,878
12/8/2014	3/31/2015	4/23/2015	0.083330	29,887
12/8/2014	4/30/2015	5/21/2015	0.083330	29,898
5/6/2015	5/29/2015	6/18/2015	0.083330	29,910
5/6/2015	6/30/2015	7/23/2015	0.083330	29,923
Total declared and payable for the year ended June 30, 2015				$421,594
Dividends and distributions to common stockholders are recorded on the ex-dividend date. As such, the table above includes distributions with record dates during the years ended June 30, 2015 and June 30, 2014. It does not include distributions previously declared to stockholders of record on any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be payable subsequent to June 30, 2015:

•	$0.08333 per share for July 2015 to holders of record on July 31, 2015 with a payment date of August 20, 2015;

•	$0.08333 per share for August 2015 to holders of record on August 31, 2015 with a payment date of September 17, 2015;

•	$0.08333 per share for September 2015 to holders of record on September 30, 2015 with a payment date of October 22, 2015; and

•	$0.08333 per share for October 2015 to holders of record on October 30, 2015 with a payment date of November 19, 2015.
During the years ended June 30, 2015 and June 30, 2014, we issued 1,618,566 and 1,408,070 shares of our common stock, respectively, in connection with the dividend reinvestment plan.
As of June 30, 2015, we have reserved 102,790,062 shares of our common stock for issuance upon conversion of the Convertible Notes (see Note 5).

Note 10. Other Income
Other income consists of structuring fees, overriding royalty interests, revenue receipts related to net profit interests, deal deposits, administrative agent fees, and other miscellaneous and sundry cash receipts. The following table shows income from such sources during the years ended June 30, 2015, 2014 and 2013.

	Year Ended June 30,
	2015	2014	2013
Structuring and amendment fees (refer to Note 3)	$28,562	$59,527	$53,708
Recovery of legal costs from prior periods from legal settlement	—	5,825	—
Royalty interests	5,219	5,893	4,122
Administrative agent fees	666	468	346
Total Other Income	$34,447	$71,713	$58,176
Note 11. Net Increase in Net Assets per Share
The following information sets forth the computation of net increase in net assets resulting from operations per share during the years ended June 30, 2015, 2014 and 2013.

	Year Ended June 30,
	2015	2014	2013
Net increase in net assets resulting from operations	$346,339	$319,020	$220,856
Weighted average common shares outstanding	353,648,522	300,283,941	207,069,971
Net increase in net assets resulting from operations per share	$0.98	$1.06	$1.07
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
For the tax year ending August 31, 2015, the tax character of dividends paid to shareholders through June 30, 2015 is expected to be ordinary income. Because of the difference between our fiscal and tax year ends, the final determination of the tax character of dividends will not be made until we file our tax return for the tax year ending August 31, 2015.
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
Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. The Regulated Investment Company Modernization Act (the “RIC Modernization Act”) was enacted on December 22, 2010. Under the RIC Modernization Act, capital losses incurred by taxpayers in taxable years beginning after the date of enactment will be allowed to be carried forward indefinitely and are allowed to retain their character as either short-term or long-term losses. As such, the capital loss carryforwards generated by us after the August 31, 2011 tax year will not be subject to expiration. Any losses incurred in post-enactment tax years will be required to be utilized prior to the losses incurred in pre-enactment tax years. As of August 31, 2014, we had capital loss carryforwards of approximately $117,393 available for use in later tax years. Of the amount available as of August 31, 2014, $623, $33,096 and $46,910 will expire on August 31, 2016, 2017 and 2018, respectively, and $36,764 is not subject to expiration. The unused balance each year will be carried forward and utilized as gains are realized, subject to limitations. While our ability to utilize losses in the future depends upon a variety of factors that cannot be known in advance, substantially all of our capital loss carryforwards may become permanently unavailable due to limitations by the Code.
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
As of June 30, 2015, the cost basis of investments for tax purposes was $6,599,876 resulting in estimated gross unrealized appreciation and depreciation of $263,892 and $254,210, respectively. As of June 30, 2014, the cost basis of investments for tax purposes was $6,424,182 resulting in estimated gross unrealized appreciation and depreciation of $139,620 and $310,063, respectively. Due to the difference between our fiscal and tax year ends, the cost basis of our investments for tax purposes as of June 30, 2015 and June 30, 2014 was calculated based on the book cost of investments as of June 30, 2015 and June 30, 2014, respectively, with cumulative book-to-tax adjustments for investments through each investment’s most current tax year end.
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
The total base management fee incurred to the favor of the Investment Adviser was $134,590, $108,990 and $69,800 during the years ended June 30, 2015, 2014 and 2013, respectively.
The Investment Adviser has entered into a servicing agreement with certain institutions, where we serve as the agent and collect a servicing fee on behalf of the Investment Adviser. During the year ended June 30, 2015, we received payments of $170 from these institutions, on behalf of the Investment Adviser, for providing such services under the servicing agreement. We were given a credit for these payments as a reduction of base management fee payable by us to Prospect Capital Management.
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
The total income incentive fee incurred was $90,687, $89,306 and $81,231 during the years ended June 30, 2015, 2014 and 2013, respectively. No capital gains incentive fee was incurred during the years ended June 30, 2015, 2014 and 2013.
Administration Agreement
We have also entered into an administration agreement (the “Administration Agreement”) with Prospect Administration under which Prospect Administration, among other things, provides (or arranges for the provision of) administrative services and facilities for us. For providing these services, we reimburse Prospect Administration for our allocable portion of overhead incurred by Prospect Administration in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of our Chief Financial Officer and Chief Compliance Officer and his staff. Under this agreement, Prospect Administration furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Prospect Administration also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Prospect Administration assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, Prospect Administration also provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance (see “Managerial Assistance” below). The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Prospect Administration is a subsidiary of the Investment Adviser.
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
The allocation of overhead expense from Prospect Administration was $21,906, $14,373 and $8,737 for the years ended June 30, 2015, 2014 and 2013, respectively. During the year ended June 30, 2015, Prospect Administration received payments of $6,929 directly from our portfolio companies for legal, tax and portfolio level accounting services. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration, resulting in net overhead expense of $14,977 during the year ended June 30, 2015. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by these amounts.

Managerial Assistance
As a BDC, we are obligated under the 1940 Act to make available to certain of our portfolio companies significant managerial assistance. “Making available significant managerial assistance” refers to any arrangement whereby we provide significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company. We are also deemed to be providing managerial assistance to all portfolio companies that we control, either by ourselves or in conjunction with others. The nature and extent of significant managerial assistance provided by us to controlled and non-controlled portfolio companies will vary according to the particular needs of each portfolio company. Examples of such activities include (i) advice on recruiting, hiring, management and termination of employees, officers and directors, succession planning and other human resource matters; (ii) advice on capital raising, capital budgeting, and capital expenditures; (iii) advice on advertising, marketing, and sales; (iv) advice on fulfillment, operations, and execution; (v) advice on managing relationships with unions and other personnel organizations, financing sources, vendors, customers, lessors, lessees, lawyers, accountants, regulators and other important counterparties; (vi) evaluating acquisition and divestiture opportunities, plant expansions and closings, and market expansions; (vii) participating in audit committee, nominating committee, board and management meetings; (viii) consulting with and advising board members and officers of portfolio companies (on overall strategy and other matters); and (ix) providing other organizational, operational, managerial and financial guidance.
Prospect Administration, when performing a managerial assistance agreement executed with each portfolio company to which we provide managerial assistance, arranges for the provision of such managerial assistance on our behalf. When doing so, Prospect Administration utilizes personnel of our Investment Adviser. We, on behalf of Prospect Administration, invoice portfolio companies receiving and paying for managerial assistance, and we remit to Prospect Administration its cost of providing such services, including the charges deemed appropriate by our Investment Adviser for providing such managerial assistance. No income was recognized by Prospect.
During the years ended June 30, 2015, 2014 and 2013, we received payments of $5,126, $6,612 and $4,776, respectively, from our portfolio companies for managerial assistance and subsequently remitted these amounts to Prospect Administration. During the year ended June 30, 2015, we incurred $2,400 of managerial assistance expense related to our consolidated entity First Tower Delaware which was included within allocation from Prospect Administration on our Consolidated Statement of Operations for the year ended June 30, 2015. Of this amount, $600 had not yet been paid by First Tower Delaware to Prospect Administration and was included within due to Prospect Administration on our Consolidated Statement of Assets and Liabilities as of June 30, 2015. See Note 14 for further discussion.
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
As of June 30, 2015, we had co-investments with Priority Income Fund, Inc. in the following CLO funds: Babson CLO Ltd. 2014-III; Cent CLO 21 Limited; CIFC Funding 2014-IV Investor, Ltd.; Galaxy XVII CLO, Ltd.; Halcyon Loan Advisors Funding 2014-2 Ltd.; HarbourView CLO VII, Ltd.; Jefferson Mill CLO Ltd.; Mountain View CLO IX Ltd.; Symphony CLO XIV Ltd.; Voya CLO 2014-1, Ltd.; and Washington Mill CLO Ltd.

Note 14. Transactions with Controlled Companies
The descriptions below detail the transactions which Prospect Capital Corporation (“Prospect”) has entered into with each of our controlled companies. Certain of the controlled entities discussed below were consolidated effective July 1, 2014 (see Note 1). As such, transactions with these Consolidated Holding Companies for the year ended June 30, 2015 are presented on a consolidated basis.
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
On August 1, 2014, Prospect sold its investments in Airmall for net proceeds of $51,379 and realized a loss of $3,473 on the sale. In addition, there is $6,000 being held in escrow, of which 98% is due to Prospect, which will be recognized as an additional realized loss if it is not received. Included in the net proceeds were $3,000 of structuring fees from Airmall related to the sale of the operating company which was recognized as other income during the year ended June 30, 2015. On October 22, 2014, Prospect received a tax refund of $665 related to its investment in Airmall and realized a gain of the same amount.
In addition to the repayments noted above, the following amounts were paid from Airmall to Prospect and recorded by Prospect as repayment of loan receivable:

Year Ended June 30, 2013	$600
Year Ended June 30, 2014	593
Year Ended June 30, 2015	49
The following dividends were declared and paid from Airmall to AMU and recognized as dividend income by AMU:

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	7,000
Year Ended June 30, 2015	N/A
The following dividends were declared and paid from AMU to Prospect and recognized as dividend income by Prospect:

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	12,000
Year Ended June 30, 2015	N/A

All dividends were paid from earnings and profits of Airmall and AMU.
The following interest payments were accrued and paid from AMU to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2013	$2,286
Year Ended June 30, 2014	3,159
Year Ended June 30, 2015	N/A
Included above, the following payment-in-kind interest from AMU was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	295
Year Ended June 30, 2015	N/A
The following interest payments were accrued and paid from Airmall to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2013	$3,536
Year Ended June 30, 2014	3,420
Year Ended June 30, 2015	576
The following interest income recognized had not yet been paid by Airmall to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$920
June 30, 2015	—
The following managerial assistance payments were paid from AMU to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2013	$225
Year Ended June 30, 2014	300
Year Ended June 30, 2015	N/A
The following managerial assistance payments were paid from Airmall to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	—
Year Ended June 30, 2015	75
The following managerial assistance recognized had not yet been paid by Airmall to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2014	$75
June 30, 2015	—
The following payments were paid from Airmall to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Airmall (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2013	$8
Year Ended June 30, 2014	—
Year Ended June 30, 2015	730

The following amounts were due from Airmall to Prospect for reimbursement of expenses paid by Prospect on behalf of Airmall and were included by Prospect within other receivables:

June 30, 2014	$11
June 30, 2015	—
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
On November 26, 2014, APRC transferred its investment in APH Carroll Resort, LLC to NPRC and the investment was renamed NPRC Carroll Resort, LLC. As a result, Prospect’s investments in APRC related to this property also transferred to NPRC. The investments transferred consisted of $10,237 of equity and $65,586 of debt. There was no gain or loss realized on the transaction.
On May 1, 2015, APRC transferred its investment in 5100 Live Oaks Blvd, LLC to NPRC. As a result, Prospect’s investments in APRC related to this property also transferred to NPRC. The investments transferred consisted of $2,748 of equity and $29,990 of debt. There was no gain or loss realized on the transaction.
On May 6, 2015, Prospect made a $1,475 investment in APRC, of which $1,381 was a Senior Term Loan and $94 was used to purchase additional common equity of APRC through APH. The proceeds were utilized by APRC to purchase additional ownership interest in its twelve multi-family properties for $1,473 and pay $2 of legal services provided by attorneys at Prospect Administration. The minority interest holder also invested an additional $17 in the JVs. The proceeds were used by the JVs to fund $1,490 of capital expenditures.
During the year ended June 30, 2015, Prospect received $8 as a return of capital on the equity investment in APRC.
The following dividends were declared and paid from APRC to APH (partially via a wholly-owned subsidiary of APH) and recognized as dividend income by APH:

Year Ended June 30, 2013	$1,676
Year Ended June 30, 2014	8,810
Year Ended June 30, 2015	—
All dividends were paid from earnings and profits of APRC.

The following interest payments were accrued and paid from APH to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2013	$2,898
Year Ended June 30, 2014	13,928
Year Ended June 30, 2015	N/A
Included above, the following payment-in-kind interest from APH was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2013	$892
Year Ended June 30, 2014	4,084
Year Ended June 30, 2015	N/A
The following interest payments were accrued and paid from APRC to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	4,860
Year Ended June 30, 2015	14,747
Included above, the following payment-in-kind interest from APRC was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	581
Year Ended June 30, 2015	4,529
The following interest income recognized had not yet been paid by APRC to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$54
June 30, 2015	25
The following royalty payments were paid from APH to Prospect and recognized by Prospect as other income:

Year Ended June 30, 2013	$140
Year Ended June 30, 2014	1,418
Year Ended June 30, 2015	N/A
The following royalty payments were paid from APRC to Prospect and recognized by Prospect as other income:

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	—
Year Ended June 30, 2015	1,342
The following managerial assistance payments were paid from APRC to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2013	$148
Year Ended June 30, 2014	637
Year Ended June 30, 2015	590
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2014	$148
June 30, 2015	148

The following payments were paid from APRC to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to APRC (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2013	$90
Year Ended June 30, 2014	1,791
Year Ended June 30, 2015	301
The following amounts were due from APRC to Prospect for reimbursement of expenses paid by Prospect on behalf of APRC and were included by Prospect within other receivables:

June 30, 2014	$202
June 30, 2015	124
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
The following interest payments were accrued and paid from Arctic Energy to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	1,050
Year Ended June 30, 2015	6,721
The following interest income recognized had not yet been paid by Arctic Energy to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$18
June 30, 2015	18
The following managerial assistance payments were paid from Arctic Energy to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	15
Year Ended June 30, 2015	100

The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2014	$15
June 30, 2015	25
The following payments were paid from Arctic Energy to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Arctic Energy (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	445
Year Ended June 30, 2015	—
The following amounts were due from Arctic Energy to Prospect for reimbursement of expenses paid by Prospect on behalf of Arctic Energy and were included by Prospect within other receivables:

June 30, 2014	$6
June 30, 2015	—
The following amounts were due to Arctic Energy from Prospect for reimbursement of expenses paid by Arctic Energy on behalf of Prospect and were included by Prospect within other liabilities:

June 30, 2014	$—
June 30, 2015	1
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
On April 1, 2013, Prospect refinanced its investment in Ajax and ARRM, increasing the total size of the debt investment to $38,537. The $19,837 Tranche A Term Loan was replaced with a new senior secured term loan to Ajax in the same amount. The $15,035 Tranche B Term Loan and $3,600 Promissory Demand Note were replaced with a new subordinated unsecured term loan to ARRM in the amount of $18,700. Prospect received $50 and $46 of structuring fees from Ajax and ARRM, respectively, which were recognized as other income.
On June 28, 2013, Prospect provided an additional $1,000 in the ARRM subordinated unsecured term loan to fund equity into Ajax. The proceeds were used by Ajax to repay senior debt to a third party. On October 11, 2013, Prospect provided $25,000 in preferred equity for the recapitalization of ARRM. After the financing, Prospect received repayment of the $20,008 subordinated unsecured term loan previously outstanding from ARRM. In March 2014, Prospect received $98 of structuring fees from Ajax related to the amendment of the loan agreement in September 2013.

On October 10, 2014, ARRM sold Ajax to a third party and repaid the $19,337 loan receivable to Prospect and Prospect recorded a realized loss of $23,560 related to the sale. Concurrent with the sale, Prospect’s ownership increased to 100% of the outstanding equity of ARRM Services, Inc. which was renamed SB Forging Company, Inc. (“SB Forging”). As such, Prospect began consolidating SB Forging on October 11, 2014. In addition, there is $3,000 being held in escrow of which $802 was received on May 6, 2015 for which Prospect realized a gain of the same amount. The remainder of the escrow will be recognized as additional gain if and when received. Prospect received $2,000 of structuring fees from Ajax related to the sale of the operating company which was recognized as other income during the year ended June 30, 2015.
In addition to the repayments noted above, the following amounts were paid from Ajax to Prospect and recorded by Prospect as repayment of loan receivable:

Year Ended June 30, 2013	$430
Year Ended June 30, 2014	400
Year Ended June 30, 2015	—
The following interest payments, including prepayment penalty fees, were accrued and paid from ARRM to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2013	$993
Year Ended June 30, 2014	1,029
Year Ended June 30, 2015	—
Included above, the following payment-in-kind interest from ARRM was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	309
Year Ended June 30, 2015	—
The following interest payments, including prepayment penalty fees, were accrued and paid from Ajax to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2013	$4,183
Year Ended June 30, 2014	2,082
Year Ended June 30, 2015	956
As of June 30, 2014, due to the pending sale transaction, Prospect reversed $3,844 of previously recognized payment-in-kind interest which we did not expect to receive.
The following interest income recognized had not yet been paid by Ajax to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$6
June 30, 2015	—
The following managerial assistance payments were paid from Ajax to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2013	$225
Year Ended June 30, 2014	180
Year Ended June 30, 2015	45
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2014	$45
June 30, 2015	—

The following payments were paid from ARRM to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to ARRM (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2013	$63
Year Ended June 30, 2014	17
Year Ended June 30, 2015	1,485
The following amounts were due from Ajax to Prospect for reimbursement of expenses paid by Prospect on behalf of Ajax and were included by Prospect within other receivables:

June 30, 2014	$2
June 30, 2015	—
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
During the year ended June 30, 2015, Prospect accrued $5 of administrative agent fees from Boxercraft (which were recognized by Prospect as other income). On August 25, 2014, Prospect sold Boxercraft, a wholly-owned subsidiary of BXC, for net proceeds of $750 and realized a net loss of $16,949 on the sale.
CCPI Inc.
Prospect owns 100% of the equity of CCPI Holdings Inc. (“CCPI Holdings”), a Consolidated Holding Company. CCPI Holdings owns 94.95% of the equity of CCPI Inc. (“CCPI”), with CCPI management owning the remaining 5.05% of the equity. CCPI owns 100% of each of CCPI Europe Ltd. and MEFEC B.V., and 45% of Gulf Temperature Sensors W.L.L.
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
During the year ended June 30, 2015, CCPI repurchased 30 shares of its common stock from a former CCPI executive, decreasing the number of shares outstanding and increasing Prospect’s ownership to 94.95%.
In June 2015, CCPI engaged Prospect to provide certain investment banking and financial advisory services in connection with a possible transaction. As compensation for the services provided, Prospect received $525 of advisory fees from CCPI which was recognized as other income during the year ended June 30, 2015.
In addition to the repayments noted above, the following amounts were paid from CCPI to Prospect and recorded by Prospect as repayment of loan receivable:

Year Ended June 30, 2013	$338
Year Ended June 30, 2014	450
Year Ended June 30, 2015	450
The following dividends were declared and paid from CCPI to CCPI Holdings and recognized as dividend income by CCPI Holdings:

Year Ended June 30, 2013	$794
Year Ended June 30, 2014	1,266
Year Ended June 30, 2015	—

The following dividends were declared and paid from CCPI Holdings to Prospect and recognized as dividend income by Prospect:

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	500
Year Ended June 30, 2015	N/A
All dividends were paid from earnings and profits of CCPI and CCPI Holdings.
The following interest payments were accrued and paid from CCPI Holdings to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2013	$801
Year Ended June 30, 2014	1,464
Year Ended June 30, 2015	N/A
Included above, the following payment-in-kind interest from CCPI Holdings was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2013	$159
Year Ended June 30, 2014	557
Year Ended June 30, 2015	N/A
The following interest payments were accrued and paid from CCPI to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2013	$991
Year Ended June 30, 2014	1,848
Year Ended June 30, 2015	3,332
Included above, the following payment-in-kind interest from CCPI was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	27
Year Ended June 30, 2015	599
The following interest income recognized had not yet been paid by CCPI to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$9
June 30, 2015	—
The following royalty payments were paid from CCPI Holdings to Prospect and recognized by Prospect as other income:

Year Ended June 30, 2013	$32
Year Ended June 30, 2014	71
Year Ended June 30, 2015	N/A
The following managerial assistance payments were paid from CCPI to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2013	$132
Year Ended June 30, 2014	240
Year Ended June 30, 2015	240

The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2014	$60
June 30, 2015	60
The following payments were paid from CCPI to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to CCPI (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2013	$214
Year Ended June 30, 2014	249
Year Ended June 30, 2015	—
The following amounts were due from CCPI to Prospect for reimbursement of expenses paid by Prospect on behalf of CCPI and were included by Prospect within other receivables:

June 30, 2014	$10
June 30, 2015	—
CP Energy Services Inc.
Prospect owns 100% of the equity of CP Holdings of Delaware LLC (“CP Holdings”), a Consolidated Holding Company. CP Holdings owns 82.3% of the equity of CP Energy Services Inc. (“CP Energy”), and the remaining 17.7% of the equity is owned by CP Energy management. As of June 30, 2014, CP Energy owned directly or indirectly 100% of each of CP Well Testing Services, LLC (f/k/a CP Well Testing Holding Company LLC) (“CP Well Testing”); CP Well Testing, LLC (“CP Well”); Fluid Management Services, Inc. (f/k/a Fluid Management Holdings, Inc.) (“Fluid Management”); Fluid Management Services LLC (f/k/a Fluid Management Holdings LLC); Wright Transport, Inc. (f/k/a Wright Holdings, Inc.); Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; Artexoma Logistics, LLC; and Wright Trucking, Inc. Effective December 31, 2014, CP Energy underwent a corporate reorganization in order to consolidate certain of its wholly-owned subsidiaries. As of June 30, 2015, CP Energy owned directly or indirectly 100% of each of CP Well; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. CP Energy provides oilfield flowback services and fluid hauling and disposal services through its subsidiaries.
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
During the year ended June 30, 2015, certain members of CP Energy management exercised options to purchase common stock, decreasing our ownership to 82.3%.
The following interest payments were accrued and paid from CP Energy to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	8,083
Year Ended June 30, 2015	—
The following interest payments were accrued and paid from CP Well Testing to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	1,657
Year Ended June 30, 2015	—
The following interest payments were accrued and paid from CP Well to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	4,118
Year Ended June 30, 2015	16,420
Included above, the following payment-in-kind interest from CP Well was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	—
Year Ended June 30, 2015	2,818
The following interest income recognized had not yet been paid by CP Well to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$45
June 30, 2015	46

The following managerial assistance payments were paid from CP Energy to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	275
Year Ended June 30, 2015	300
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2014	$75
June 30, 2015	75
The following payments were paid from CP Energy to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to CP Energy (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable to Prospect Administration):

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	609
Year Ended June 30, 2015	60
The following amounts were due from CP Energy to Prospect for reimbursement of expenses paid by Prospect on behalf of CP Energy and were included by Prospect within other receivables:

June 30, 2014	$4
June 30, 2015	1
Credit Central Loan Company, LLC
Prospect owns 100% of the equity of Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”), a Consolidated Holding Company. Credit Central Delaware owns 74.93% of the equity of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC) (“Credit Central”), with entities owned by Credit Central management owning the remaining 25.07% of the equity. Credit Central owns 100% of each of Credit Central, LLC; Credit Central South, LLC; Credit Central of Texas, LLC; and Credit Central of Tennessee, LLC. Credit Central is a branch-based provider of installment loans.
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
During the year ended June 30, 2015, Credit Central redeemed 24,629 shares of its membership interest from former Credit Central employees, decreasing the number of shares outstanding and increasing Prospect’s ownership to 74.93%.

In addition to the repayments noted above, the following amounts were paid from Credit Central to Prospect and recorded by Prospect as repayment of loan receivable:

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	—
Year Ended June 30, 2015	300
The following dividends were declared and paid from Credit Central to Credit Central Delaware and recognized as dividend income by Credit Central Delaware:

Year Ended June 30, 2013	$4,796
Year Ended June 30, 2014	10,431
Year Ended June 30, 2015	—
The following dividends were declared and paid from Credit Central Delaware to Prospect and recognized as dividend income by Prospect:

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	4,841
Year Ended June 30, 2015	N/A
During the year ended June 30, 2015, Prospect reclassified $159 of return of capital received from Credit Central Delaware in the year ended June 30, 2014 as dividend income.
All dividends were paid from earnings and profits of Credit Central and Credit Central Delaware.
The following interest payments were accrued and paid from Credit Central Delaware to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2013	$3,893
Year Ended June 30, 2014	7,744
Year Ended June 30, 2015	N/A
The following interest payments were accrued and paid from Credit Central to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	101
Year Ended June 30, 2015	7,375
Included above, the following payment-in-kind interest from Credit Central was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	—
Year Ended June 30, 2015	300
The following interest income recognized had not yet been paid by Credit Central to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$20
June 30, 2015	20

The following royalty payments were paid from Credit Central Delaware to Prospect and recognized by Prospect as other income:

Year Ended June 30, 2013	$240
Year Ended June 30, 2014	521
Year Ended June 30, 2015	N/A
The following royalty payments were paid from Credit Central to Prospect and recognized by Prospect as other income:

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	—
Year Ended June 30, 2015	1,220
The following managerial assistance payments were paid from Credit Central to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2013	$350
Year Ended June 30, 2014	700
Year Ended June 30, 2015	700
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2014	$175
June 30, 2015	175
The following payments were paid from Credit Central to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Credit Central (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable to Prospect Administration):

Year Ended June 30, 2013	$292
Year Ended June 30, 2014	131
Year Ended June 30, 2015	—
The following amounts were due to Credit Central from Prospect for reimbursement of expenses paid by Credit Central on behalf of Prospect and were included by Prospect within other liabilities:

June 30, 2014	$38
June 30, 2015	27
Echelon Aviation LLC
Prospect owns 99.02% of the membership interests of Echelon Aviation LLC (“Echelon”). Echelon owns 60.7% of the equity of AerLift Leasing Limited (“AerLift”).
On March 31, 2014, Prospect initially made a $92,628 investment in Echelon, of which $78,521 was a Senior Secured Revolving Credit Facility and $14,107 to purchase 100% of the membership interests of Echelon. The proceeds were partially utilized to purchase 60.7% of AerLift’s membership interests for $83,657. The remaining proceeds were used to pay $2,771 of structuring fees from Echelon to Prospect (which was recognized by Prospect as structuring fee income), $540 for third party expenses, $664 for legal and tax services provided by Prospect Administration and $4,996 was retained by Echelon for working capital.
During the year ended June 30, 2014, Echelon issued 57,779.44 Class B shares to the company’s President, decreasing Prospect’s ownership to 99.49%.
On July 1, 2014, Prospect sold a $400 participation in the Senior Secured Revolving Credit Facility, equal to 0.51% of the outstanding principal amount on that date.
On September 15, 2014, Echelon made an optional partial prepayment of $37,313 of the Senior Secured Revolving Credit Facility outstanding.

On September 30, 2014, Prospect made an additional $5,800 investment in the membership interests of Echelon.
During the year ended June 30, 2015, Echelon issued 54,482.06 Class B shares to the company’s President, decreasing Prospect’s ownership to 99.02%.
The following interest payments were accrued and paid from Echelon to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	2,809
Year Ended June 30, 2015	6,895
The following interest income recognized had not yet been paid by Echelon to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$2,809
June 30, 2015	2,412
The following managerial assistance payments were paid from Echelon to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	—
Year Ended June 30, 2015	313
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2014	$—
June 30, 2015	63
The following managerial assistance recognized had not yet been paid by Echelon to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2014	$63
June 30, 2015	—
The following payments were paid from Echelon to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Echelon (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	664
Year Ended June 30, 2015	211
The following amounts were due from Echelon to Prospect for reimbursement of expenses paid by Prospect on behalf of Echelon and were included by Prospect within other receivables:

June 30, 2014	$78
June 30, 2015	30
Edmentum Ultimate Holdings, LLC
Prospect owns 37.1% of the equity of Edmentum Ultimate Holdings, LLC (“Edmentum Holdings”). Edmentum Holdings owns 100% of the equity of Edmentum, Inc. (“Edmentum”). Edmentum is the largest all subscription based, software as a service provider of online curriculum and assessments to the U.S. education market. Edmentum provides high-value, comprehensive online solutions that support educators to successfully transition learners from one stage to the next.
On May 17, 2012, Prospect initially made a $50,000 second lien term loan to Edmentum.

On June 9, 2015, Prospect provided additional debt and equity financing to support the recapitalization of Edmentum. As part of the recapitalization, Prospect exchanged 100% of the $50,000 second lien term loan previously outstanding for $26,365 of junior PIK notes and 370,964.14 Class A common units representing 37.1% equity ownership in Edmentum Holdings. In addition, Prospect invested $5,875 in senior PIK notes and committed $7,834 as part of a second lien revolving credit facility, of which $4,896 was funded at closing. On June 9, 2015, we determined that the impairment of Edmentum was other-than-temporary and recorded a realized loss of $22,116 for the amount that the amortized cost exceeded the fair value, reducing the amortized cost to $37,216.
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
On January 4, 2012, Energy Solutions sold its gas gathering and processing assets held in Gas Solutions II Ltd. (“Gas Solutions”) for a potential sale price of $199,805, adjusted for the final working capital settlement, including a potential earn-out of $28,000 that may be paid based on the future performance of Gas Solutions. After expenses, including structuring fees of $9,966 paid to Prospect, and $3,152 of third-party expenses, Gas Solutions LP LLC and Gas Solutions GP LLC, subsidiaries of Gas Solutions, received $157,100 and $1,587 in cash, respectively, and subsequently distributed these amounts, $158,687 in total, to Energy Solutions. The sale of Gas Solutions by Energy Solutions resulted in significant earnings and profits, as defined by the Code, at Energy Solutions for calendar year 2012. In accordance with ASC 946, the distributions Prospect received from Energy Solutions during calendar year 2012 were required to be recognized as dividend income, as there were current year earnings and profits sufficient to support such recognition. As a result, we recognized dividends of $53,820 from Energy Solutions during the year ended June 30, 2013. No such dividends were received from Energy Solutions during the year ended June 30, 2014.
During the year ended June 30, 2013, Energy Solutions repaid $28,500 of senior and subordinated secured debt due to Prospect. In addition to the repayment of principal, Prospect received $19,543 of make-whole fees for early repayment of the outstanding loan receivables, which was recorded as additional interest income during the year ended June 30, 2013.
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
During the year ended June 30, 2014, Energy Solutions repaid the remaining $8,500 of the subordinated secured debt due to Prospect. In addition to the repayment of principal, Prospect received $4,812 of make-whole fees for early repayment of the outstanding loan receivables, which was recorded as additional interest income during the year ended June 30, 2014.
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

Year Ended June 30, 2013	$24,172
Year Ended June 30, 2014	5,368
Year Ended June 30, 2015	N/A
The following managerial assistance payments were paid from Energy Solutions to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2013	$180
Year Ended June 30, 2014	180
Year Ended June 30, 2015	N/A
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2014	$45
June 30, 2015	N/A
The following payments were paid from Energy Solutions to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Energy Solutions (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2013	$118
Year Ended June 30, 2014	—
Year Ended June 30, 2015	N/A
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

Year Ended June 30, 2013	$31,918
Year Ended June 30, 2014	14,912
Year Ended June 30, 2015	—
The following dividends were declared and paid from First Tower Finance to First Tower Delaware and recognized as dividend income by First Tower Delaware:

Year Ended June 30, 2013	$54,035
Year Ended June 30, 2014	36,064
Year Ended June 30, 2015	—
During the year ended June 30, 2015, Prospect reclassified $1,929 of return of capital received from First Tower Finance in prior periods as dividend income.
All dividends were paid from earnings and profits of First Tower Finance.
The following interest payments were accrued and paid from First Tower Delaware to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2013	$52,476
Year Ended June 30, 2014	53,489
Year Ended June 30, 2015	N/A
Included above, the following payment-in-kind interest from First Tower Delaware was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	1,698
Year Ended June 30, 2015	N/A
The following interest payments were accrued and paid from First Tower to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	831
Year Ended June 30, 2015	52,900

Included above, the following payment-in-kind interest from First Tower was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	—
Year Ended June 30, 2015	332
The following interest income recognized had not yet been paid by First Tower to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$119
June 30, 2015	4,612
The following royalty payments were paid from First Tower Delaware to Prospect and recognized by Prospect as other income:

Year Ended June 30, 2013	$2,426
Year Ended June 30, 2014	2,560
Year Ended June 30, 2015	N/A
The following managerial assistance payments were paid from First Tower Delaware to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2013	$2,520
Year Ended June 30, 2014	2,400
Year Ended June 30, 2015	N/A
At June 30, 2014, $600 of managerial assistance received by Prospect had not yet been remitted to Prospect Administration and was included by Prospect within due to Prospect Administration.
The following managerial assistance payments were accrued and paid from First Tower Delaware to Prospect Administration and recognized by Prospect as an expense:

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	—
Year Ended June 30, 2015	2,400
At June 30, 2015, $600 of managerial assistance recognized had not yet been paid by First Tower Delaware to Prospect Administration and was included by Prospect within due to Prospect Administration.
The following payments were paid from First Tower Delaware to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to First Tower Delaware (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2013	$4
Year Ended June 30, 2014	243
Year Ended June 30, 2015	N/A
The following amounts were due from First Tower to Prospect for reimbursement of expenses paid by Prospect on behalf of First Tower and were included by Prospect within other receivables:

June 30, 2014	$37
June 30, 2015	20

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
The following interest payments were accrued and paid from Vessel to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2013	$637
Year Ended June 30, 2014	641
Year Ended June 30, 2015	639
The following interest income recognized had not yet been paid by Vessel to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$2
June 30, 2015	2
The following interest payments were accrued and paid from Vessel II to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	1,023
Year Ended June 30, 2015	1,713
The following interest income recognized had not yet been paid by Vessel II to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$5
June 30, 2015	5
The following interest payments were accrued and paid from Vessel III to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	1,213
Year Ended June 30, 2015	2,109
The following interest income recognized had not yet been paid by Vessel III to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$6
June 30, 2015	6
The following managerial assistance payments were paid from Freedom Marine to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	—
Year Ended June 30, 2015	300

The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2014	$—
June 30, 2015	75
The following payments were paid from Freedom Marine to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Freedom Marine (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2013	$1
Year Ended June 30, 2014	38
Year Ended June 30, 2015	115
The following amounts were due from Freedom Marine to Prospect for reimbursement of expenses paid by Prospect on behalf of Freedom Marine and were included by Prospect within other receivables:

June 30, 2014	$1
June 30, 2015	3
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
During the year ended June 30, 2015, Prospect made an additional $8,500 investment in the first lien term loan to Gulf Coast to fund capital improvements to key forging equipment and other liquidity needs.
The following interest payments were accrued and paid from Gulf Coast to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	1,449
Year Ended June 30, 2015	1,370
The following interest income recognized had not yet been paid by Gulf Coast to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$6
June 30, 2015	—
The following amounts were due from Gulf Coast to Prospect for reimbursement of expenses paid by Prospect on behalf of Gulf Coast and were included by Prospect within other receivables:

June 30, 2014	$342
June 30, 2015	1

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
On December 19, 2014, Prospect made an additional $1,291 equity investment in Harbortouch Class C voting units. This amount was deferred consideration stipulated in the original agreement.
In addition to the repayments noted above, the following amounts were paid from Harbortouch to Prospect and recorded by Prospect as repayment of loan receivable:

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	—
Year Ended June 30, 2015	5,371
The following cash distributions were declared and paid from Harbortouch to Harbortouch Holdings and recognized as a return of capital by Harbortouch Holdings:

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	—
Year Ended June 30, 2015	55
The following interest payments were accrued and paid from Harbortouch Delaware to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	55
Year Ended June 30, 2015	N/A

The following interest payments were accrued and paid from Harbortouch to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	6,824
Year Ended June 30, 2015	29,834
Included above, the following payment-in-kind interest from Harbortouch was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	—
Year Ended June 30, 2015	7,652
The following interest income recognized had not yet been paid by Harbortouch to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$1,962
June 30, 2015	2,077
The following managerial assistance payments were paid from Harbortouch to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	125
Year Ended June 30, 2015	500
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2014	$125
June 30, 2015	125
The following payments were paid from Harbortouch to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Harbortouch (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	1,761
Year Ended June 30, 2015	46
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
During the year ended June 30, 2015, Prospect funded $2,500 of MITY’s senior secured revolving facility, which MITY fully repaid during that time.
The following cash distributions were declared and paid from MITY to MITY Delaware and recognized as a return of capital by MITY Delaware:

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	884
Year Ended June 30, 2015	—
The following dividends were declared and paid from MITY to MITY Delaware and recognized as dividend income by MITY Delaware:

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	861
Year Ended June 30, 2015	—
All dividends were paid from earnings and profits of MITY.

The following interest payments were accrued and paid from MITY Delaware to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	3,177
Year Ended June 30, 2015	N/A
Included above, the following payment-in-kind interest from MITY Delaware was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	177
Year Ended June 30, 2015	N/A
The following interest payments were accrued and paid from MITY to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	1,516
Year Ended June 30, 2015	5,146
Included above, the following payment-in-kind interest from MITY was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	—
Year Ended June 30, 2015	532
The following interest income recognized had not yet been paid by MITY to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$14
June 30, 2015	14
The following interest payments were accrued and paid from Broda Canada to MITY Delaware and recognized by Prospect as interest income:

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	—
Year Ended June 30, 2015	637
During the year ended June 30, 2015, there was an unfavorable fluctuation in the foreign currency exchange rate and MITY Delaware recognized $5 of realized loss related to its investment in Broda Canada.
The following managerial assistance payments were paid from MITY to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	225
Year Ended June 30, 2015	310
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2014	$75
June 30, 2015	75

The following managerial assistance recognized had not yet been paid by MITY to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2014	$10
June 30, 2015	—
The following payments were paid from MITY to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to MITY (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	495
Year Ended June 30, 2015	121
The following amounts were due to MITY from Prospect for reimbursement of expenses paid by MITY on behalf of Prospect and were included within other liabilities:

June 30, 2014	$5
June 30, 2015	1
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
On October 23, 2014, UPRC transferred its investment in Michigan Storage, LLC to NPRC. As a result, Prospect’s investments in UPRC related to these properties also transferred to NPRC. The investments transferred consisted of $1,281 of equity and $9,444 of debt. There was no gain or loss realized on the transaction.
On November 26, 2014, APRC transferred its investment in APH Carroll Resort, LLC to NPRC and the investment was renamed NPRC Carroll Resort, LLC. As a result, Prospect’s investments in APRC related to this property also transferred to NPRC. The investments transferred consisted of $10,237 of equity and $65,586 of debt. There was no gain or loss realized on the transaction.
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
On March 17, 2015, Prospect entered into a new credit agreement with ACL Loan Holdings, Inc. (“ACLLH”), a wholly-owned subsidiary of NPRC, to form two new tranches of senior secured term loans, Term Loan A and Term Loan B, with the same terms as the existing NPRC Term Loan A and Term Loan B due to Prospect. The agreement was effective as of June 30, 2014. On June 30, 2014, ACLLH made a non-cash return of capital distribution of $22,390 to NPRC and NPRC transferred and assigned to ACLLH a senior secured Term Loan A due to Prospect.
On May 1, 2015, APRC transferred its investment in 5100 Live Oaks Blvd, LLC to NPRC. As a result, Prospect’s investments in APRC related to this property also transferred to NPRC. The investments transferred consisted of $2,748 of equity and $29,990 of debt. There was no gain or loss realized on the transaction.
On May 6, 2015, Prospect made a $252 investment in NPRC, of which $236 was a Senior Term Loan and $16 was used to purchase additional common equity of NPRC through NPH. The proceeds were utilized by NPRC to purchase additional ownership interest in 5100 Live Oaks Blvd, LLC for $252. The minority interest holder also invested an additional $6 in the JV. The proceeds were used by the JV to fund $258 of capital expenditures.
On June 2, 2015, Prospect amended the credit agreement with NPRC to form two new tranches of senior secured term loans, Term Loan C and Term Loan D, with the same terms as the existing ACLLH Term Loan A and Term Loan B due to Prospect. The amendment was effective as of April 1, 2015.
During the year ended June 30, 2015, Prospect made thirty-six follow-on investments in NPRC totaling $224,200 to support the online consumer lending initiative. Prospect invested $52,350 of equity through NPH and $171,850 of debt directly to NPRC and its wholly-owned subsidiaries. In addition, during the year ended June 30, 2015, Prospect received partial repayments of $32,883 of the loans previously outstanding and $5,577 as a return of capital on the equity investment in NPRC.

The following dividends were declared and paid from NPRC to NPH (partially via a wholly-owned subsidiary of NPH) and recognized as dividend income by NPH:

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	2,696
Year Ended June 30, 2015	—
All dividends were paid from earnings and profits of NPRC.
The following interest payments were accrued and paid by NPH to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	2,838
Year Ended June 30, 2015	N/A
Included above, the following payment-in-kind interest from NPH was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	432
Year Ended June 30, 2015	N/A
The following interest payments were accrued and paid by NPRC to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	3,135
Year Ended June 30, 2015	23,869
Included above, the following payment-in-kind interest from NPRC was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	18
Year Ended June 30, 2015	3,056
The following interest income recognized had not yet been paid by NPRC to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$—
June 30, 2015	116
The following interest payments were accrued and paid by ACLLH to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	—
Year Ended June 30, 2015	6,742
Included above, the following payment-in-kind interest from ACLLH was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	—
Year Ended June 30, 2015	816

The following interest income recognized had not yet been paid by ACLLH to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$—
June 30, 2015	23
The following royalty payments were paid from NPH to Prospect and recognized by Prospect as other income:

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	567
Year Ended June 30, 2015	N/A
The following royalty payments were paid from NPRC to Prospect and recognized by Prospect as other income:

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	—
Year Ended June 30, 2015	1,683
The following managerial assistance payments were paid from NPRC to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	255
Year Ended June 30, 2015	510
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2014	$128
June 30, 2015	128
The following payments were paid from NPRC to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to NPRC (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	207
Year Ended June 30, 2015	1,164
The following amounts were due from NPRC to Prospect for reimbursement of expenses paid by Prospect on behalf of NPRC and included by Prospect within other receivables:

June 30, 2014	$13
June 30, 2015	108
Nationwide Acceptance LLC
Prospect owns 100% of the membership interests of Nationwide Acceptance Holdings LLC (“Nationwide Holdings”), a Consolidated Holding Company. Nationwide Holdings owns 93.79% of the equity of Nationwide Loan Company LLC (f/k/a Nationwide Acceptance LLC) (“Nationwide”), with members of Nationwide management owning the remaining 6.21% of the equity.
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
On June 1, 2015, Nationwide completed a corporate reorganization. As part of the reorganization, Nationwide Acceptance LLC was renamed Nationwide Loan Company LLC (continues as “Nationwide”) and formed two new wholly-owned subsidiaries: Pelican Loan Company LLC (“Pelican”) and Nationwide Consumer Loans LLC. Nationwide assigned 100% of the equity interests in its other subsidiaries to Pelican which, in turn, assigned these interests to Nationwide Acceptance LLC (“New Nationwide”), the new operating company wholly-owned by Pelican. New Nationwide also assumed the existing senior subordinated term loan due to Prospect.
During the year ended June 30, 2015, Prospect made additional equity investments totaling $2,814 in Nationwide. Nationwide management invested an additional $186 of equity in Nationwide, and Prospect’s ownership in Nationwide did not change.
The following dividends were declared and paid from Nationwide to Nationwide Holdings and recognized as dividend income by Nationwide Holdings:

Year Ended June 30, 2013	$2,615
Year Ended June 30, 2014	7,074
Year Ended June 30, 2015	4,425
The following dividends were declared and paid from Nationwide Holdings to Prospect and recognized as dividend income by Prospect:

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	5,000
Year Ended June 30, 2015	N/A
All dividends were paid from earnings and profits of Nationwide and Nationwide Holdings.
The following interest payments were accrued and paid from Nationwide Holdings to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2013	$1,788
Year Ended June 30, 2014	4,322
Year Ended June 30, 2015	N/A
The following interest payments were accrued and paid from Nationwide to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	107
Year Ended June 30, 2015	3,005
The following interest income recognized had not yet been paid by Nationwide to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$8
June 30, 2015	8

The following royalty payments were paid from Nationwide Holdings to Prospect and recognized by Prospect as other income:

Year Ended June 30, 2013	$131
Year Ended June 30, 2014	354
Year Ended June 30, 2015	N/A
The following managerial assistance payments were paid from Nationwide to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2013	$167
Year Ended June 30, 2014	400
Year Ended June 30, 2015	400
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2014	$100
June 30, 2015	100
The following payments were paid from Nationwide to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Nationwide (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2013	$163
Year Ended June 30, 2014	234
Year Ended June 30, 2015	4
The following amounts were due from Nationwide to Prospect for reimbursement of expenses paid by Prospect on behalf of Nationwide and were included by Prospect within other receivables:

June 30, 2014	$2
June 30, 2015	—
The following amounts were due to Nationwide from Prospect for reimbursement of expenses paid by Nationwide on behalf of Prospect and were included by Prospect within other liabilities:

June 30, 2014	$—
June 30, 2015	12
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
On October 1, 2014, Prospect made an additional $383 equity investment in NMMB Series B Preferred Stock, increasing Prospect’s ownership to 93.13%. During the year ended June 30, 2015, NMMB repurchased 460 shares of its common stock from a former NMMB executive, decreasing the number of shares outstanding and increasing Prospect’s ownership to 96.33%.
The following interest payments were accrued and paid from NMMB Holdings to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2013	$426
Year Ended June 30, 2014	192
Year Ended June 30, 2015	N/A
The following interest payments were accrued and paid from NMMB to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2013	$2,601
Year Ended June 30, 2014	1,826
Year Ended June 30, 2015	525
The following interest income recognized had not yet been paid by NMMB to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$1
June 30, 2015	133
The following interest payments were accrued and paid from Armed Forces to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	33
Year Ended June 30, 2015	996
The following interest income recognized had not yet been paid by Armed Forces to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$3
June 30, 2015	250
The following managerial assistance payments were paid from NMMB to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2013	$500
Year Ended June 30, 2014	100
Year Ended June 30, 2015	—

The following managerial assistance recognized had not yet been paid by NMMB to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2014	$300
June 30, 2015	700
The following payments were paid from NMMB to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to NMMB (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2013	$12
Year Ended June 30, 2014	15
Year Ended June 30, 2015	—
The following amounts were due from NMMB to Prospect for reimbursement of expenses paid by Prospect on behalf of NMMB and were included by Prospect within other receivables:

June 30, 2014	$1
June 30, 2015	2
R-V Industries, Inc.
As of July 1, 2011 and continuing through June 30, 2015, Prospect owns 88.27% of the fully-diluted equity of R-V Industries, Inc. (“R-V”), with R-V management owning the remaining 11.73% of the equity. As of June 30, 2011, Prospect’s equity investment cost basis was $1,682 and $5,087 for warrants and common stock, respectively.
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
In addition to the repayments noted above, the following amounts were paid from R-V to Prospect and recorded by Prospect as repayment of loan receivable:

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	2,339
Year Ended June 30, 2015	1,175
The following dividends were declared and paid from R-V to Prospect and recognized as dividend income by Prospect:

Year Ended June 30, 2013	$24,462
Year Ended June 30, 2014	1,100
Year Ended June 30, 2015	298
All dividends were paid from earnings and profits of R-V.
The following interest payments were accrued and paid from R-V to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2013	$781
Year Ended June 30, 2014	3,188
Year Ended June 30, 2015	3,018

The following managerial assistance payments were paid from R-V to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2013	$180
Year Ended June 30, 2014	180
Year Ended June 30, 2015	180
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2014	$45
June 30, 2015	45
The following payments were paid from R-V to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to R-V (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2013	$37
Year Ended June 30, 2014	—
Year Ended June 30, 2015	13
The following amounts were due to R-V from Prospect for reimbursement of expenses paid by R-V on behalf of Prospect and were included by Prospect within other liabilities:

June 30, 2014	$2
June 30, 2015	2
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
On October 23, 2014, UPRC transferred its investment in Michigan Storage, LLC to NPRC. As a result, Prospect’s investments in UPRC related to these properties also transferred to NPRC. The investments transferred consisted of $1,281 of equity and $9,444 of debt. There was no gain or loss realized on the transaction.
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
On April 27, 2015, Prospect made a $733 investment in UPRC, of which $623 was a Senior Term Loan and $110 was used to purchase additional common equity of UPRC through UPH. The proceeds were utilized by UPRC to purchase additional ownership interest in South Atlanta Portfolio Holding Company, LLC for $731 and pay $2 of legal services provided by attorneys at Prospect Administration. The minority interest holder also invested an additional $59 in the JV. The proceeds were used by the JV to fund $775 of capital expenditures and pay $15 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income).
On May 19, 2015, Prospect made a $4,730 investment in UPRC, of which $3,926 was a Senior Term Loan and $804 was used to purchase additional common equity of UPRC through UPH. The proceeds were utilized by UPRC to purchase additional ownership interest in Columbus OH Apartment Holdco, LLC for $4,658, with $72 retained by UPRC for working capital. The proceeds were used by the JV to fund $4,565 of capital expenditures and pay $93 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income).
The following dividends were declared and paid from UPRC to UPH and recognized as dividend income by UPH:

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	510
Year Ended June 30, 2015	—
All dividends were paid from earnings and profits of UPRC.

The following interest payments were accrued and paid by UPH to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	548
Year Ended June 30, 2015	N/A
Included above, the following payment-in-kind interest from UPH was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	173
Year Ended June 30, 2015	N/A
The following interest payments were accrued and paid by UPRC to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	553
Year Ended June 30, 2015	5,893
Included above, the following payment-in-kind interest from UPRC was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	—
Year Ended June 30, 2015	162
The following interest income recognized had not yet been paid by UPRC to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$6
June 30, 2015	20
The following royalty payments were paid from UPH to Prospect and recognized by Prospect as other income:

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	156
Year Ended June 30, 2015	N/A
The following royalty payments were paid from UPRC to Prospect and recognized by Prospect as other income:

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	—
Year Ended June 30, 2015	901
The following managerial assistance payments were paid from UPRC to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	100
Year Ended June 30, 2015	200
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2014	$50
June 30, 2015	50

The following payments were paid from UPRC to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to UPRC (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	85
Year Ended June 30, 2015	262
The following amounts were due from UPRC to Prospect for reimbursement of expenses paid by Prospect on behalf of UPRC and were included by Prospect within other receivables:

June 30, 2014	$32
June 30, 2015	15
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

Year Ended June 30, 2013	$100
Year Ended June 30, 2014	200
Year Ended June 30, 2015	—

The following dividends were declared and paid from Valley to Valley Holdings II, which were subsequently distributed to and recognized as dividend income by Valley Holdings I:

Year Ended June 30, 2013	$1,867
Year Ended June 30, 2014	2,953
Year Ended June 30, 2015	—
All dividends were paid from earnings and profits of Valley and Valley Holdings II.
The following interest payments were accrued and paid from Valley Holdings I to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2013	$2,982
Year Ended June 30, 2014	6,323
Year Ended June 30, 2015	N/A
Included above, the following payment-in-kind interest from Valley Holdings I was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2013	$1,491
Year Ended June 30, 2014	3,162
Year Ended June 30, 2015	N/A
The following interest payments were accrued and paid from Valley Electric to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	74
Year Ended June 30, 2015	3,905
Included above, the following payment-in-kind interest from Valley Electric was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2013	$—
Year Ended June 30, 2014	29
Year Ended June 30, 2015	1,794
The following interest income recognized had not yet been paid by Valley Electric to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$45
June 30, 2015	11
The following interest payments were accrued and paid from Valley to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2013	$530
Year Ended June 30, 2014	1,074
Year Ended June 30, 2015	1,086
Included above, the following payment-in-kind interest from Valley was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2013	$126
Year Ended June 30, 2014	255
Year Ended June 30, 2015	259

The following interest income recognized had not yet been paid by Valley to Prospect and was included by Prospect within interest receivable:

June 30, 2014	$3
June 30, 2015	3
The following royalty payments were paid from Valley Holdings I to Prospect and recognized by Prospect as other income:

Year Ended June 30, 2013	$98
Year Ended June 30, 2014	148
Year Ended June 30, 2015	N/A
The following managerial assistance payments were paid from Valley to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2013	$150
Year Ended June 30, 2014	300
Year Ended June 30, 2015	300
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2014	$75
June 30, 2015	75
The following payments were paid from Valley Electric to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Valley Electric (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2013	$345
Year Ended June 30, 2014	91
Year Ended June 30, 2015	18
The following amounts were due to Valley Electric from Prospect for reimbursement of expenses paid by Valley Electric on behalf of Prospect and were included by Prospect within other liabilities:

June 30, 2014	$6
June 30, 2015	—
Vets Securing America, Inc.
As of June 30, 2014, Prospect owned 100% of the equity of Vets Securing America, Inc. (“VSA”) and 100% of the equity of The Healing Staff, Inc. (“THS”), a former wholly-owned subsidiary of ESA Environmental Specialists, Inc. (“ESA”). During the year ended June 30, 2015, THS ceased operations and the VSA management team supervised both the continued operations of VSA and the wind-down of activities at THS. VSA provides out-sourced security guards staffing.
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
In May 2012, in connection with the implementation of accounts receivable based funding programs for THS and VSA with a third party provider, Prospect agreed to subordinate its first priority security interest in all of the accounts receivable and other assets of THS and VSA to the third party provider of that accounts receivable based funding.

During the year ended June 30, 2013, Prospect determined that the impairment of THS and VSA was other-than-temporary and recorded a realized loss of $12,117, reducing the amortized cost to $3,831. During the year ended June 30, 2014, Prospect received $5,825 of legal cost reimbursement related to the ESA litigation settlement which had been expensed in prior years. The proceeds were recognized by Prospect as other income during the year ended June 30, 2014. During the year ended June 30, 2015, Prospect received $685 related to the ESA litigation settlement which was recognized as realized gain.
On May 20, 2015, Prospect made a new $100 secured promissory note to provide liquidity to VSA.
As of June 30, 2014, THS and VSA were joint borrowers on the secured promissory notes. On June 5, 2015, Prospect sold its equity investment in VSA and realized a net loss of $975 on the sale. In connection with the sale, VSA was released as a borrower on the secured promissory notes, leaving THS as the sole borrower. During the year ended June 30, 2015, THS ceased operations and Prospect recorded a realized loss of $2,956, reducing the amortized cost to zero.
The following amounts were due from THS and VSA to Prospect for reimbursement of expenses paid by Prospect on behalf of THS and VSA and were included by Prospect within other receivables:

June 30, 2014	$6
June 30, 2015	—
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
On April 15, 2013, Prospect foreclosed on the assets of H&M Oil & Gas, LLC (“H&M”). At the time of foreclosure, H&M was in default on loans receivables due to Prospect with a cost basis of $64,449. The assets previously held by H&M were assigned by Prospect to Wolf Energy in exchange for a $66,000 term loan secured by the assets. The cost basis in this loan of $44,632 was determined in accordance with ASC 310-40, Troubled Debt Restructurings by Creditors, and was equal to the fair value of assets at the time of transfer resulting in a capital loss of $19,647 in connection with the foreclosure on the assets. On May 17, 2013, Wolf Energy sold the assets located in Martin County, which were previously held by H&M, for $66,000. Proceeds from the sale were primarily used to repay the loan, accrued interest and net profits interest receivable due to us resulting in a realized capital gain of $11,826 offsetting the previously recognized loss. Prospect received $3,960 of structuring and advisory fees from Wolf Energy during the year ended June 30, 2013 related to the sale and $991 under the net profits interest agreement which was recognized as other income during the fiscal year ended June 30, 2013.
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
During the year ended June 30, 2015, Wolf Energy Holdings received a tax refund of $173 related to its investment in C&J and Prospect realized a gain of the same amount.
The following payments were paid from Wolf Energy Holdings to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Wolf Energy Holdings (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2013	$22
Year Ended June 30, 2014	101
Year Ended June 30, 2015	N/A
Note 15. Litigation
From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of these matters as they arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material litigation as of June 30, 2015.

Note 16. Financial Highlights
The following is a schedule of financial highlights for each of the five years in the period ended June 30, 2015:

	Year Ended June 30,
	2015	2014	2013	2012	2011
Per Share Data
Net asset value at beginning of year	$10.56	$10.72	$10.83	$10.36	$10.30
Net investment income(1)	1.03	1.19	1.57	1.63	1.10
Net realized losses (gains) on investments(1)	(0.51)	(0.01)	(0.13)	0.32	0.19
Net change in unrealized appreciation (depreciation) on investments(1)	0.47	(0.12)	(0.37)	(0.28)	0.09
Net realized losses on extinguishment of debt(1)	(0.01)	—	—	—	—
Dividends to shareholders	(1.19)	(1.32)	(1.28)	(1.22)	(1.21)
Common stock transactions(2)	(0.04)	0.10	0.10	0.02	(0.11)
Net asset value at end of year	$10.31	$10.56	$10.72	$10.83	$10.36

Per share market value at end of year	$7.37	$10.63	$10.80	$11.39	$10.11
Total return based on market value(3)	(20.84%)	10.88%	6.24%	27.21%	17.22%
Total return based on net asset value(3)	11.47%	10.97%	10.91%	18.03%	12.54%
Shares of common stock outstanding at end of year	359,090,759	342,626,637	247,836,965	139,633,870	107,606,690
Weighted average shares of common stock outstanding	353,648,522	300,283,941	207,069,971	114,394,554	85,978,757

Ratios/Supplemental Data
Net assets at end of year	$3,703,049	$3,618,182	$2,656,494	$1,511,974	$1,114,357
Portfolio turnover rate	25.32%	15.21%	29.24%	29.06%	27.63%
Annualized ratio of operating expenses to average net assets	11.70%	11.11%	11.50%	10.73%	8.47%
Annualized ratio of net investment income to average net assets	9.91%	11.18%	14.86%	14.92%	10.60%

(1)	Per share data amount is based on the weighted average number of common shares outstanding for the period presented (except for dividends to shareholders which is based on actual rate per share).

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

Note 17. Selected Quarterly Financial Data (Unaudited)
The following table sets forth selected financial data for each quarter within the three years ended June 30, 2015.

	Investment Income		Net Investment Income		Net Realized and Unrealized Gains (Losses)		Net Increase in Net Assets from Operations
Quarter Ended	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)
September 30, 2012	$123,636	$0.76	$74,027	$0.46	$(26,778)	$(0.17)	$47,249	$0.29
December 31, 2012	166,035	0.85	99,216	0.51	(52,727)	(0.27)	46,489	0.24
March 31, 2013	120,195	0.53	59,585	0.26	(15,156)	(0.07)	44,429	0.20
June 30, 2013	166,470	0.68	92,096	0.38	(9,407)	(0.04)	82,689	0.34

September 30, 2013	161,034	0.62	82,337	0.32	(2,437)	(0.01)	79,900	0.31
December 31, 2013	178,090	0.62	92,215	0.32	(6,853)	(0.02)	85,362	0.30
March 31, 2014	190,327	0.60	98,523	0.31	(16,422)	(0.05)	82,101	0.26
June 30, 2014	182,840	0.54	84,148	0.25	(12,491)	(0.04)	71,657	0.21

September 30, 2014	202,021	0.59	94,463	0.28	(10,355)	(0.04)	84,108	0.24
December 31, 2014	198,883	0.56	91,325	0.26	(5,355)	(0.02)	85,970	0.24
March 31, 2015	191,350	0.53	87,441	0.24	(5,949)	(0.01)	81,492	0.23
June 30, 2015	198,830	0.55	89,518	0.25	5,251	0.01	94,769	0.26

(1)
Per share amounts are calculated using the weighted average number of common shares outstanding for the period presented. As such, the sum of the quarterly per share amounts above will not necessarily equal the per share amounts for the fiscal year.

Note 18. Subsequent Events
On July 1, 2015, we provided $31,000 of first lien senior secured financing, of which $30,200 was funded at closing, to Intelius, Inc. (“Intelius”), an online information commerce company.
On July 8, 2015, we sold 27.45% of the outstanding principal balance of the senior secured Term Loan A investment in InterDent, Inc. for $34,415. There was no gain or loss realized on the sale.
On July 23, 2015, we made an investment of $37,969 to purchase 80.73% of the subordinated notes in Halcyon Loan Advisors Funding 2015-3 Ltd. in a co-investment transaction with Priority Income Fund, Inc., a closed-end fund managed by an affiliate of Prospect Capital Management.
On July 23, 2015, we issued 193,892 shares of our common stock in connection with the dividend reinvestment plan.
On July 24, 2015, TB Corp. repaid the $23,628 loan receivable to us.
On August 6, 2015, we provided $92,500 of first lien senior secured debt to support the refinancing of Crosman Corporation. Concurrent with the refinancing, we received repayment of the $40,000 second lien term loan previously outstanding.
On August 7, 2015, Ryan, LLC repaid the $72,701 loan receivable to us.
On August 11, 2015, we made a $13,500 follow-on first lien senior secured debt investment in Intelius, of which $13,000 was funded at closing, to support an acquisition.
On August 12, 2015, we made an investment of $22,898 to purchase 50.04% of the subordinated notes in Octagon Investment Partners XVIII, Ltd.
On August 12, 2015, we sold 780 of our small business whole loans purchased from OnDeck to Jefferies Asset Funding LLC for proceeds of $26,562, net of related transaction expenses, and a trust certificate representing a 41.54% interest in the MarketPlace Loan Trust, Series 2015-OD2.
On August 14, 2015, we announced the then current conversion rate on the 2018 Notes as 84.1497 shares of common stock per $1 principal amount of the 2018 Notes converted, which is equivalent to a conversion price of approximately $11.88.
On August 20, 2015, we issued 152,896 shares of our common stock in connection with the dividend reinvestment plan.

On August 21, 2015, we committed to funding a $16,000 second lien secured investment in a provider of customer care outsourcing services.
During the period from July 1, 2015 through August 26, 2015, we made seven follow-on investments in NPRC totaling $52,852 to support the online consumer lending initiative. We invested $12,508 of equity through NPH and $40,344 of debt directly to ACL Loan Holdings, Inc., a wholly-owned subsidiary of NPRC.
During the period from July 1, 2015 through August 26, 2015, our wholly-owned subsidiary PSBL purchased $14,101 of small business whole loans from OnDeck.
During the period from July 1, 2015 through August 26, 2015, we issued $32,362 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $31,870. In addition, we sold $1,425 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $1,405 with expected closing on August 27, 2015.
During the period from July 28, 2015 through August 14, 2015 (with settlement dates of July 31, 2015 to August 19, 2015), we repurchased 4,158,750 shares of our common stock at an average price of $7.22 per share, including commissions.
On August 24, 2015, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•	$0.08333 per share for September 2015 to holders of record on September 30, 2015 with a payment date of October 22, 2015; and

•	$0.08333 per share for October 2015 to holders of record on October 30, 2015 with a payment date of November 19, 2015.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2015, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Report of Management on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2015. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015 based upon criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of June 30, 2015 based on the criteria on Internal Control—Integrated Framework (2013) issued by COSO. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.
Our management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2015 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Prospect Capital Corporation
New York, New York
We have audited Prospect Capital Corporation’s internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Prospect Capital Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Report of Management on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Prospect Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities of Prospect Capital Corporation, including the consolidated schedules of investments, as of June 30, 2015 and June 30, 2014, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended June 30, 2015, and the financial highlights for each of the five years in the period ended June 30, 2015, and our report dated August 26, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP
New York, New York
August 26, 2015

Item 9B. Other Information
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. To the Company’s knowledge, during the fiscal year ended June 30, 2015, the Company’s officers, directors and greater than 10% stockholders had complied with all Section 16(a) filing requirements, except that one Form 4 was filed three days late on behalf of John F. Barry III, Chief Executive Officer, for the purchase of shares of common stock due to an administrative error.
The information required by Item 10 is hereby incorporated by reference from our 2015 Proxy Statement.
Code of Ethics
We, Prospect Capital Management and Prospect Administration have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. For information on how to obtain a copy of each code of ethics, see “Available Information” in Part I of this Annual Report.
Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our 2015 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our 2015 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our 2015 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our 2015 Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules
The following documents are filed as part of this Annual Report:

1.	Financial Statements – See the Index to Consolidated Financial Statements in Item 8 of this report.

2.
Financial Statement Schedules – The financial statements of First Tower Finance Company LLC and its consolidated subsidiaries required by Rule 3-09 of Regulation S-X will be provided as Exhibit 99.1 via an amendment to this report. The financial statements of Harbortouch Payments, LLC required by Rule 3-09 of Regulation S-X will be provided as Exhibit 99.2 via an amendment to this report.

3.
Exhibits – The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.
3.1	Articles of Amendment and Restatement(1)
3.2	Amended and Restated Bylaws(3)
4.1	Form of Share Certificate(2)
4.2	Form of Indenture(9)
4.3
Indenture dated as of December 21, 2010 relating to the 6.25% Senior Convertible Notes, by and between the Registrant and American Stock Transfer & Trust Company, LLC, as Trustee and Form of 6.25% Senior Convertible Note due 2015(7)

4.4	Indenture dated as of February 18, 2011 relating to the 5.50% Senior Convertible Notes, by and between the Registrant and American Stock Transfer & Trust Company, LLC, as Trustee(8)
4.5	Form of 5.50% Senior Convertible Note due 2016(6)
4.6	Indenture dated as of February 16, 2012, by and between the Registrant and American Stock Transfer & Trust Company, LLC, as Trustee(10)
4.7
First Supplemental Indenture dated as of March 1, 2012, to the Indenture dated as of February 16, 2012, by and between the Registrant and American Stock Transfer & Trust Company, LLC, as Trustee and Form of 7.00% Prospect Capital InterNote® due 2022(10)

4.8	Second Supplemental Indenture dated as of March 8, 2012, to the Indenture dated as of February 16, 2012, by and between the Registrant and American Stock Transfer & Trust Company, LLC, as Trustee(11)
4.9
Joinder Supplemental Indenture dated as of March 8, 2012, to the Indenture dated as of February 16, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Original Trustee, and U.S. Bank National Association, as Series Trustee and Form of 6.900% Prospect Capital InterNote® due 2022(11)

4.10
Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee (the “U.S. Bank Indenture”)(12)

4.11	Third Supplemental Indenture dated as of April 5, 2012, to the U.S. Bank Indenture and Form of 6.850% Prospect Capital InterNote® due 2022(14)
4.12	Fourth Supplemental Indenture dated as of April 12, 2012, to the U.S. Bank Indenture and Form of 6.700% Prospect Capital InterNote® due 2022(15)
4.13	Indenture dated as of April 16, 2012 relating to the 5.375% Senior Convertible Notes, by and between the Registrant and American Stock Transfer & Trust Company, as Trustee(16)
4.14	Form of 5.375% Senior Convertible Note due 2017(17)
4.15	Fifth Supplemental Indenture dated as of April 26, 2012, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2022(18)
4.16	Indenture dated as of August 14, 2012 relating to the 5.75% Senior Convertible Notes, by and between the Registrant and American Stock Transfer & Trust Company, as Trustee(19)
4.17	Form of 5.75% Senior Convertible Note due 2018(20)
4.18	Nineteenth Supplemental Indenture dated as of September 27, 2012, to the U.S. Bank Indenture and Form of 5.850% Prospect Capital InterNote® due 2019(21)
4.19	Twentieth Supplemental Indenture dated as of October 4, 2012, to the U.S. Bank Indenture and Form of 5.700% Prospect Capital InterNote® due 2019(22)

Exhibit No.
4.20	Twenty-First Supplemental Indenture dated as of November 23, 2012, to the U.S. Bank Indenture and Form of 5.125% Prospect Capital InterNote® due 2019(23)
4.21	Twenty-Second Supplemental Indenture dated as of November 23, 2012, to the U.S. Bank Indenture and Form of 6.625% Prospect Capital InterNote® due 2042(23)
4.22	Twenty-Third Supplemental Indenture dated as of November 29, 2012, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2019(24)
4.23	Twenty-Fourth Supplemental Indenture dated as of November 29, 2012, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2032(24)
4.24	Twenty-Fifth Supplemental Indenture dated as of November 29, 2012, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2042(24)
4.25	Twenty-Sixth Supplemental Indenture dated as of December 6, 2012, to the U.S. Bank Indenture and Form of 4.875% Prospect Capital InterNote® due 2019(25)
4.26	Twenty-Eighth Supplemental Indenture dated as of December 6, 2012, to the U.S. Bank Indenture and Form of 6.375% Prospect Capital InterNote® due 2042(25)
4.27	Twenty-Ninth Supplemental Indenture dated as of December 13, 2012, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2019(26)
4.28	Thirty-First Supplemental Indenture dated as of December 13, 2012, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2042(26)
4.29	Thirty-Second Supplemental Indenture dated as of December 20, 2012, to the U.S. Bank Indenture and Form of 4.625% Prospect Capital InterNote® due 2019(27)
4.30	Thirty-Fourth Supplemental Indenture dated as of December 20, 2012, to the U.S. Bank Indenture and Form of 6.125% Prospect Capital InterNote® due 2042(27)
4.31	Indenture dated as of December 21, 2012, by and between the Registrant and American Stock Transfer & Trust Company, as Trustee and Form of Global Note 5.875% Convertible Senior Note Due 2019(28)
4.32	Thirty-Fifth Supplemental Indenture dated as of December 28, 2012, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2019(29)
4.33	Thirty-Sixth Supplemental Indenture dated as of December 28, 2012, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2030(29)
4.34	Thirty-Seventh Supplemental Indenture dated as of December 28, 2012, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2042(29)
4.35	Thirty-Eighth Supplemental Indenture dated as of January 4, 2013, to the U.S. Bank Indenture and Form of 4.375% Prospect Capital InterNote® due 2020(30)
4.36	Thirty-Ninth Supplemental Indenture dated as of January 4, 2013, to the U.S. Bank Indenture and Form of 4.875% Prospect Capital InterNote® due 2031(30)
4.37	Fortieth Supplemental Indenture dated as of January 4, 2013, to the U.S. Bank Indenture and Form of 5.875% Prospect Capital InterNote® due 2043(30)
4.38	Forty-First Supplemental Indenture dated as of January 10, 2013, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(31)
4.39	Forty-Second Supplemental Indenture dated as of January 10, 2013, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2031(31)
4.40	Forty-Third Supplemental Indenture dated as of January 10, 2013, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2043(31)
4.41	Forty-Fourth Supplemental Indenture dated as of January 17, 2013, to the U.S. Bank Indenture and Form of 4.125% Prospect Capital InterNote® due 2020(32)
4.42	Forty-Fifth Supplemental Indenture dated as of January 17, 2013, to the U.S. Bank Indenture and Form of 4.625% Prospect Capital InterNote® due 2031(32)
4.43	Forty-Sixth Supplemental Indenture dated as of January 17, 2013, to the U.S. Bank Indenture and Form of 5.625% Prospect Capital InterNote® due 2043(32)
4.44	Forty-Seventh Supplemental Indenture dated as of January 25, 2013, to the U.S. Bank Indenture and Form of 4.000% Prospect Capital InterNote® due 2020(33)
4.45	Forty-Eighth Supplemental Indenture dated as of January 25, 2013, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2031(33)

Exhibit No.
4.46	Forty-Ninth Supplemental Indenture dated as of January 25, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2043(33)
4.47	Fiftieth Supplemental Indenture dated as of January 31, 2013, to the U.S. Bank Indenture and Form of 4.000% Prospect Capital InterNote® due 2020(34)
4.48	Fifty-First Supplemental Indenture dated as of January 31, 2013, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2031(34)
4.49	Fifty-Second Supplemental Indenture dated as of January 31, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2043(34)
4.50	Fifty-Third Supplemental Indenture dated as of February 7, 2013, to the U.S. Bank Indenture and Form of 4.000% Prospect Capital InterNote® due 2020(35)
4.51	Fifty-Fourth Supplemental Indenture dated as of February 7, 2013, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2031(35)
4.52	Fifty-Fifth Supplemental Indenture dated as of February 7, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2043(35)
4.53	Fifty-Sixth Supplemental Indenture dated as of February 22, 2013, to the U.S. Bank Indenture and Form of 4.000% Prospect Capital InterNote® due 2020(36)
4.54	Fifty-Seventh Supplemental Indenture dated as of February 22, 2013, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2031(36)
4.55	Fifty-Eighth Supplemental Indenture dated as of February 22, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2043(36)
4.56	Fifty-Ninth Supplemental Indenture dated as of February 28, 2013, to the U.S. Bank Indenture and Form of 4.000% Prospect Capital InterNote® due 2020(37)
4.57	Sixtieth Supplemental Indenture dated as of February 28, 2013, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2031(37)
4.58	Sixty-First Supplemental Indenture dated as of February 28, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2043(37)
4.59	Sixty-Second Supplemental Indenture dated as of March 7, 2013, to the U.S. Bank Indenture and Form of 4.000% Prospect Capital InterNote® due 2020(38)
4.60	Sixty-Third Supplemental Indenture dated as of March 7, 2013, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2031(38)
4.61	Sixty-Fourth Supplemental Indenture dated as of March 7, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2043(38)
4.62	Sixty-Fifth Supplemental Indenture dated as of March 14, 2013, to the U.S. Bank Indenture and Form of 4.000% Prospect Capital InterNote® due 2020(39)
4.63	Sixty-Sixth Supplemental Indenture dated as of March 14, 2013, to the U.S. Bank Indenture and Form of 4.125% to 6.000% Prospect Capital InterNote® due 2031(39)
4.64	Sixty-Seventh Supplemental Indenture dated as of March 14, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2043(39)
4.65	Sixty-Eighth Supplemental Indenture dated as of March 14, 2013, to the U.S. Bank Indenture and Form of Floating Prospect Capital InterNote® due 2023(39)
4.66	Supplemental Indenture dated as of March 15, 2013, to the U.S. Bank Indenture(40)
4.67	Form of Global Note 5.875% Senior Note due 2023(41)
4.68	Sixty-Ninth Supplemental Indenture dated as of March 21, 2013, to the U.S. Bank Indenture and Form of 4.000% Prospect Capital InterNote® due 2020(42)
4.69	Seventieth Supplemental Indenture dated as of March 21, 2013, to the U.S. Bank Indenture and Form of 4.125% to 6.000% Prospect Capital InterNote® due 2031(42)
4.70	Seventy-First Supplemental Indenture dated as of March 21, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2043(42)
4.71	Seventy-Second Supplemental Indenture dated as of March 21, 2013, to the U.S. Bank Indenture and Form of Floating Prospect Capital InterNote® due 2023(42)
4.72	Seventy-Third Supplemental Indenture dated as of March 28, 2013, to the U.S. Bank Indenture and Form of 4.000% Prospect Capital InterNote® due 2020(43)

Exhibit No.
4.73	Seventy-Fourth Supplemental Indenture dated as of March 28, 2013, to the U.S. Bank Indenture and Form of 4.125% to 6.000% Prospect Capital InterNote® due 2031(43)
4.74	Seventy-Fifth Supplemental Indenture dated as of March 28, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2043(43)
4.75	Seventy-Sixth Supplemental Indenture dated as of March 28, 2013, to the U.S. Bank Indenture and Form of Floating Prospect Capital InterNote® due 2023(43)
4.76	Seventy-Seventh Supplemental Indenture dated as of April 4, 2013, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2020(44)
4.77	Seventy-Eighth Supplemental Indenture dated as of April 4, 2013, to the U.S. Bank Indenture and Form of 4.625% to 6.500% Prospect Capital InterNote® due 2031(44)
4.78	Seventy-Ninth Supplemental Indenture dated as of April 4, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2043(44)
4.79	Eightieth Supplemental Indenture dated as of April 4, 2013, to the U.S. Bank Indenture and Form of Floating Prospect Capital InterNote® due 2023(44)
4.80	Eighty-First Supplemental Indenture dated as of April 11, 2013, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2020(45)
4.81	Eighty-Second Supplemental Indenture dated as of April 11, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2031(45)
4.82	Eighty-Third Supplemental Indenture dated as of April 11, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2043(45)
4.83	Eighty-Fourth Supplemental Indenture dated as of April 11, 2013, to the U.S. Bank Indenture and Form of Floating Prospect Capital InterNote® due 2023(45)
4.84	Eighty-Fifth Supplemental Indenture dated as of April 18, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2020(46)
4.85	Eighty-Sixth Supplemental Indenture dated as of April 18, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2031(46)
4.86	Eighty-Seventh Supplemental Indenture dated as of April 18, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2043(46)
4.87	Eighty-Eighth Supplemental Indenture dated as of April 25, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2020(47)
4.88	Eighty-Ninth Supplemental Indenture dated as of April 25, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2031(47)
4.89	Ninetieth Supplemental Indenture dated as of April 25, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2043(47)
4.90	Ninety-First Supplemental Indenture dated as of May 2, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2020(48)
4.91	Ninety-Second Supplemental Indenture dated as of May 2, 2013, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2031(48)
4.92	Ninety-Third Supplemental Indenture dated as of May 2, 2013, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2043(48)
4.93	Ninety-Fourth Supplemental Indenture dated as of May 9, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2020(49)
4.94	Ninety-Fifth Supplemental Indenture dated as of May 9, 2013, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2031(49)
4.95	Ninety-Sixth Supplemental Indenture dated as of May 9, 2013, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2043(49)
4.96	Ninety-Seventh Supplemental Indenture dated as of May 23, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2020(50)
4.97	Ninety-Eighth Supplemental Indenture dated as of May 23, 2013, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2031(50)
4.98	Ninety-Ninth Supplemental Indenture dated as of May 23, 2013, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2043(50)

Exhibit No.
4.99	One Hundredth Supplemental Indenture dated as of May 23, 2013, to the U.S. Bank Indenture and Form of 5.000% to 7.000% Prospect Capital InterNote® due 2028(50)
4.100	One Hundred-First Supplemental Indenture dated as of May 31, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2020(51)
4.101	One Hundred-Second Supplemental Indenture dated as of May 31, 2013, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2031(51)
4.102	One Hundred-Third Supplemental Indenture dated as of May 31, 2013, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2043(51)
4.103	One Hundred-Fourth Supplemental Indenture dated as of June 6, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2020(52)
4.104	One Hundred-Fifth Supplemental Indenture dated as of June 6, 2013, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2031(52)
4.105	One Hundred-Sixth Supplemental Indenture dated as of June 6, 2013, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2043(52)
4.106	One Hundred-Seventh Supplemental Indenture dated as of June 6, 2013, to the U.S. Bank Indenture and Form of 5.000% to 7.000% Prospect Capital InterNote® due 2028(52)
4.107	One Hundred-Eighth Supplemental Indenture dated as of June 13, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2020(53)
4.108	One Hundred-Ninth Supplemental Indenture dated as of June 13, 2013, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2031(53)
4.109	One Hundred-Tenth Supplemental Indenture dated as of June 13, 2013, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2043(53)
4.110	One Hundred-Eleventh Supplemental Indenture dated as of June 20, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2020(54)
4.111	One Hundred-Twelfth Supplemental Indenture dated as of June 20, 2013, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2031(54)
4.112	One Hundred-Thirteenth Supplemental Indenture dated as of June 20, 2013, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2043(54)
4.113	One Hundred-Fifteenth Supplemental Indenture dated as of June 27, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2031(55)
4.114	One Hundred-Sixteenth Supplemental Indenture dated as of June 27, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2043(55)
4.115	One Hundred-Seventeenth Supplemental Indenture dated as of July 5, 2013, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(56)
4.116	One Hundred-Eighteenth Supplemental Indenture dated as of July 5, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2031(56)
4.117	One Hundred-Nineteenth Supplemental Indenture dated as of July 5, 2013, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2043(56)
4.118	One Hundred-Twentieth Supplemental Indenture dated as of July 5, 2013, to the U.S. Bank Indenture and Form of 6.750% Prospect Capital InterNote® due 2043(56)
4.119	One Hundred Twenty-First Supplemental Indenture dated as of July 11, 2013, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(57)
4.120	One Hundred Twenty-Second Supplemental Indenture dated as of July 11, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2031(57)
4.121	One Hundred Twenty-Third Supplemental Indenture dated as of July 11, 2013, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2043(57)
4.122	One Hundred Twenty-Fourth Supplemental Indenture dated as of July 11, 2013, to the U.S. Bank Indenture and Form of 6.750% Prospect Capital InterNote® due 2043(57)
4.123	One Hundred Twenty-Fifth Supplemental Indenture dated as of July 18, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2020(58)
4.124	One Hundred Twenty-Sixth Supplemental Indenture dated as of July 18, 2013, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2031(58)

Exhibit No.
4.125	One Hundred Twenty-Seventh Supplemental Indenture dated as of July 18, 2013, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2043(58)
4.126	One Hundred Twenty-Eighth Supplemental Indenture dated as of July 18, 2013, to the U.S. Bank Indenture and Form of 6.750% Prospect Capital InterNote® due 2043(58)
4.127	One Hundred Twenty-Ninth Supplemental Indenture dated as of July 25, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2020(59)
4.128	One Hundred Thirtieth Supplemental Indenture dated as of July 25, 2013, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2031(59)
4.129	One Hundred Thirty-First Supplemental Indenture dated as of July 25, 2013, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2043(59)
4.130	One Hundred Thirty-Second Supplemental Indenture dated as of July 25, 2013, to the U.S. Bank Indenture and Form of 6.750% Prospect Capital InterNote® due 2043(59)
4.131	One Hundred Thirty-Third Supplemental Indenture dated as of August 1, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2019(60)
4.132	One Hundred Thirty-Fourth Supplemental Indenture dated as of August 1, 2013, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2021(60)
4.133	One Hundred Thirty-Fifth Supplemental Indenture dated as of August 1, 2013, to the U.S. Bank Indenture and Form of 6.125% Prospect Capital InterNote® due 2031(60)
4.134	One Hundred Thirty-Sixth Supplemental Indenture dated as of August 1, 2013, to the U.S. Bank Indenture and Form of 6.625% Prospect Capital InterNote® due 2043(60)
4.135	One Hundred Thirty-Seventh Supplemental Indenture dated as of August 8, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2018(61)
4.136	One Hundred Thirty-Eighth Supplemental Indenture dated as of August 8, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2020(61)
4.137	One Hundred Thirty-Ninth Supplemental Indenture dated as of August 8, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2031(61)
4.138	One Hundred Fortieth Supplemental Indenture dated as of August 8, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2043(61)
4.139	One Hundred Forty-First Supplemental Indenture dated as of August 15, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2018(62)
4.140	One Hundred Forty-Second Supplemental Indenture dated as of August 15, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2020(62)
4.141	One Hundred Forty-Third Supplemental Indenture dated as of August 15, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2028(62)
4.142	One Hundred Forty-Fourth Supplemental Indenture dated as of August 15, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2038(62)
4.143	One Hundred Forty-Fifth Supplemental Indenture dated as of August 22, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2018(63)
4.144	One Hundred Forty-Sixth Supplemental Indenture dated as of August 22, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2020(63)
4.145	One Hundred Forty-Seventh Supplemental Indenture dated as of August 22, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2028(63)
4.146	One Hundred Forty-Eighth Supplemental Indenture dated as of August 22, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2038(63)
4.147	One Hundred Forty-Ninth Supplemental Indenture dated as of September 6, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2018(64)
4.148	One Hundred Fiftieth Supplemental Indenture dated as of September 6, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2020(64)
4.149	One Hundred Fifty-First Supplemental Indenture dated as of September 6, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2028(64)
4.150	One Hundred Fifty-Second Supplemental Indenture dated as of September 6, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2038(64)

Exhibit No.
4.151	One Hundred Fifty-Third Supplemental Indenture dated as of September 12, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2018(65)
4.152	One Hundred Fifty-Fourth Supplemental Indenture dated as of September 12, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2020(65)
4.153	One Hundred Fifty-Fifth Supplemental Indenture dated as of September 12, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2033(65)
4.154	One Hundred Fifty-Sixth Supplemental Indenture dated as of September 12, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2043(65)
4.155	One Hundred Fifty-Seventh Supplemental Indenture dated as of September 19, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2018(66)
4.156	One Hundred Fifty-Eighth Supplemental Indenture dated as of September 19, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2020(66)
4.157	One Hundred Fifty-Ninth Supplemental Indenture dated as of September 19, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2033(66)
4.158	One Hundred Sixtieth Supplemental Indenture dated as of September 19, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2043(66)
4.159	One Hundred Sixty-First Supplemental Indenture dated as of September 26, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2018(67)
4.160	One Hundred Sixty-Second Supplemental Indenture dated as of September 26, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2020(67)
4.161	One Hundred Sixty-Third Supplemental Indenture dated as of September 26, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2033(67)
4.162	One Hundred Sixty-Fourth Supplemental Indenture dated as of September 26, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2043(67)
4.163	One Hundred Sixty-Fifth Supplemental Indenture dated as of October 3, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2018(68)
4.164	One Hundred Sixty-Sixth Supplemental Indenture dated as of October 3, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2020(68)
4.165	One Hundred Sixty-Seventh Supplemental Indenture dated as of October 3, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2033(68)
4.166	One Hundred Sixty-Eighth Supplemental Indenture dated as of October 3, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2043(68)
4.167	One Hundred Sixty-Ninth Supplemental Indenture dated as of October 10, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2018(69)
4.168	One Hundred Seventieth Supplemental Indenture dated as of October 10, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2020(69)
4.169	One Hundred Seventy-First Supplemental Indenture dated as of October 10, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2033(69)
4.170	One Hundred Seventy-Second Supplemental Indenture dated as of October 10, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2043(69)
4.171	One Hundred Seventy-Third Supplemental Indenture dated as of October 18, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2018(70)
4.172	One Hundred Seventy-Fourth Supplemental Indenture dated as of October 18, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2020(70)
4.173	One Hundred Seventy-Fifth Supplemental Indenture dated as of October 18, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2033(70)
4.174	One Hundred Seventy-Sixth Supplemental Indenture dated as of October 18, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2043(70)
4.175	One Hundred Seventy-Seventh Supplemental Indenture dated as of October 24, 2013, to the U.S. Bank Indenture and Form of 4.000% Prospect Capital InterNote® due 2016(71)
4.176	One Hundred Seventy-Eighth Supplemental Indenture dated as of October 24, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2018(71)

Exhibit No.
4.177	One Hundred Seventy-Ninth Supplemental Indenture dated as of October 24, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2020(71)
4.178	One Hundred Eightieth Supplemental Indenture dated as of October 24, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2033(71)
4.179	One Hundred Eighty-First Supplemental Indenture dated as of October 24, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2043(71)
4.180	One Hundred Eighty-Second Supplemental Indenture dated as of October 31, 2013, to the U.S. Bank Indenture and Form of 4.000% Prospect Capital InterNote® due 2017(72)
4.181	One Hundred Eighty-Third Supplemental Indenture dated as of October 31, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2018(72)
4.182	One Hundred Eighty-Fourth Supplemental Indenture dated as of October 31, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2020(72)
4.183	One Hundred Eighty-Fifth Supplemental Indenture dated as of October 31, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2028(72)
4.184	One Hundred Eighty-Sixth Supplemental Indenture dated as of October 31, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2038(72)
4.185	One Hundred Eighty-Seventh Supplemental Indenture dated as of November 7, 2013, to the U.S. Bank Indenture and Form of 4.000% Prospect Capital InterNote® due 2017(73)
4.186	One Hundred Eighty-Eighth Supplemental Indenture dated as of November 7, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2018(73)
4.187	One Hundred Eighty-Ninth Supplemental Indenture dated as of November 7, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2020(73)
4.188	One Hundred Ninetieth Supplemental Indenture dated as of November 7, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2028(73)
4.189	One Hundred Ninety-First Supplemental Indenture dated as of November 7, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2038(73)
4.190	One Hundred Ninety-Second Supplemental Indenture dated as of November 15, 2013, to the U.S. Bank Indenture and Form of 4.000% Prospect Capital InterNote® due 2017(74)
4.191	One Hundred Ninety-Third Supplemental Indenture dated as of November 15, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2018(74)
4.192	One Hundred Ninety-Fourth Supplemental Indenture dated as of November 15, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2020(74)
4.193	One Hundred Ninety-Fifth Supplemental Indenture dated as of November 15, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2028(74)
4.194	One Hundred Ninety-Sixth Supplemental Indenture dated as of November 15, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2038(74)
4.195	One Hundred Ninety-Seventh Supplemental Indenture dated as of November 21, 2013, to the U.S. Bank Indenture and Form of 4.000% Prospect Capital InterNote® due 2017(75)
4.196	One Hundred Ninety-Eighth Supplemental Indenture dated as of November 21, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2018(75)
4.197	One Hundred Ninety-Ninth Supplemental Indenture dated as of November 21, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2020(75)
4.198	Two Hundredth Supplemental Indenture dated as of November 21, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2028(75)
4.199	Two Hundred First Supplemental Indenture dated as of November 21, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2038(75)
4.200	Two Hundred Second Supplemental Indenture dated as of November 29, 2013, to the U.S. Bank Indenture and Form of 4.000% Prospect Capital InterNote® due 2017(76)
4.201	Two Hundred Third Supplemental Indenture dated as of November 29, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2018(76)
4.202	Two Hundred Fourth Supplemental Indenture dated as of November 29, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2020(76)

Exhibit No.
4.203	Two Hundred Fifth Supplemental Indenture dated as of November 29, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2025(76)
4.204	Two Hundred Sixth Supplemental Indenture dated as of November 29, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2038(76)
4.205	Two Hundred Seventh Supplemental Indenture dated as of December 5, 2013, to the U.S. Bank Indenture and Form of 4.000% Prospect Capital InterNote® due 2017(77)
4.206	Two Hundred Eighth Supplemental Indenture dated as of December 5, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2018(77)
4.207	Two Hundred Tenth Supplemental Indenture dated as of December 5, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2025(77)
4.208	Two Hundred Eleventh Supplemental Indenture dated as of December 5, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2038(77)
4.209	Two Hundred Twelfth Supplemental Indenture dated as of December 12, 2013, to the U.S. Bank Indenture and Form of 4.000% Prospect Capital InterNote® due 2017(78)
4.210	Two Hundred Thirteenth Supplemental Indenture dated as of December 12, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2018(78)
4.211	Two Hundred Fifteenth Supplemental Indenture dated as of December 12, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2025(78)
4.212	Two Hundred Sixteenth Supplemental Indenture dated as of December 12, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2038(78)
4.213	Two Hundred Seventeenth Supplemental Indenture dated as of December 19, 2013, to the U.S. Bank Indenture and Form of 4.000% Prospect Capital InterNote® due 2017(79)
4.214	Two Hundred Eighteenth Supplemental Indenture dated as of December 19, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2018(79)
4.215	Two Hundred Twentieth Supplemental Indenture dated as of December 19, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2025(79)
4.216	Two Hundred Twenty-First Supplemental Indenture dated as of December 19, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2038(79)
4.217	Two Hundred Twenty-Second Supplemental Indenture dated as of December 27, 2013, to the U.S. Bank Indenture and Form of 4.000% Prospect Capital InterNote® due 2017(80)
4.218	Two Hundred Twenty-Third Supplemental Indenture dated as of December 27, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2018(80)
4.219	Two Hundred Twenty-Fifth Supplemental Indenture dated as of December 27, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2025(80)
4.220	Two Hundred Twenty-Sixth Supplemental Indenture dated as of December 27, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2038(80)
4.221	Two Hundred Twenty-Seventh Supplemental Indenture dated as of January 3, 2014, to the U.S. Bank Indenture and Form of 4.000% Prospect Capital InterNote® due 2018(81)
4.222	Two Hundred Twenty-Eighth Supplemental Indenture dated as of January 3, 2014, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2019(81)
4.223	Two Hundred Twenty-Ninth Supplemental Indenture dated as of January 3, 2014, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(81)
4.224	Two Hundred Thirtieth Supplemental Indenture dated as of January 3, 2014, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2026(81)
4.225	Two Hundred Thirty-First Supplemental Indenture dated as of January 3, 2014, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2039(81)
4.226	Two Hundred Thirty-Second Supplemental Indenture dated as of January 9, 2014, to the U.S. Bank Indenture and Form of 4.000% Prospect Capital InterNote® due 2018(82)
4.227	Two Hundred Thirty-Third Supplemental Indenture dated as of January 9, 2014, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2019(82)
4.228	Two Hundred Thirty-Fourth Supplemental Indenture dated as of January 9, 2014, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(82)

Exhibit No.
4.229	Two Hundred Thirty-Fifth Supplemental Indenture dated as of January 9, 2014, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2026(82)
4.230	Two Hundred Thirty-Sixth Supplemental Indenture dated as of January 9, 2014, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2039(82)
4.231	Two Hundred Thirty-Seventh Supplemental Indenture dated as of January 16, 2014, to the U.S. Bank Indenture and Form of 4.000% Prospect Capital InterNote® due 2018(83)
4.232	Two Hundred Thirty-Eighth Supplemental Indenture dated as of January 16, 2014, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2019(83)
4.233	Two Hundred Thirty-Ninth Supplemental Indenture dated as of January 16, 2014, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(83)
4.234	Two Hundred Fortieth Supplemental Indenture dated as of January 16, 2014, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2026(83)
4.235	Two Hundred Forty-First Supplemental Indenture dated as of January 16, 2014, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2039(83)
4.236	Two Hundred Forty-Second Supplemental Indenture dated as of January 24, 2014, to the U.S. Bank Indenture and Form of 4.000% Prospect Capital InterNote® due 2018(84)
4.237	Two Hundred Forty-Third Supplemental Indenture dated as of January 24, 2014, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2019(84)
4.238	Two Hundred Forty-Fourth Supplemental Indenture dated as of January 24, 2014, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(84)
4.239	Two Hundred Forty-Fifth Supplemental Indenture dated as of January 24, 2014, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2026(84)
4.240	Two Hundred Forty-Sixth Supplemental Indenture dated as of January 24, 2014, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2039(84)
4.241	Two Hundred Forty-Seventh Supplemental Indenture dated as of January 30, 2014, to the U.S. Bank Indenture and Form of 4.000% Prospect Capital InterNote® due 2018(85)
4.242	Two Hundred Forty-Eighth Supplemental Indenture dated as of January 30, 2014, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2019(85)
4.243	Two Hundred Forty-Ninth Supplemental Indenture dated as of January 30, 2014, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(85)
4.244	Two Hundred Fiftieth Supplemental Indenture dated as of January 30, 2014, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2026(85)
4.245	Two Hundred Fifty-First Supplemental Indenture dated as of January 30, 2014, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2039(85)
4.246	Two Hundred Fifty-Second Supplemental Indenture dated as of February 6, 2014, to the U.S. Bank Indenture and Form of 4.000% Prospect Capital InterNote® due 2018(86)
4.247	Two Hundred Fifty-Third Supplemental Indenture dated as of February 6, 2014, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2019(86)
4.248	Two Hundred Fifty-Fourth Supplemental Indenture dated as of February 6, 2014, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(86)
4.249	Two Hundred Fifty-Fifth Supplemental Indenture dated as of February 6, 2014, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2026(86)
4.250	Two Hundred Fifty-Sixth Supplemental Indenture dated as of February 6, 2014, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2039(86)
4.251	Two Hundred Fifty-Seventh Supplemental Indenture dated as of February 13, 2014, to the U.S. Bank Indenture and Form of 4.000% Prospect Capital InterNote® due 2018(87)
4.252	Two Hundred Fifty-Eighth Supplemental Indenture dated as of February 13, 2014, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2019(87)
4.253	Two Hundred Fifty-Ninth Supplemental Indenture dated as of February 13, 2014, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(87)
4.254	Two Hundred Sixtieth Supplemental Indenture dated as of February 13, 2014, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2026(87)

Exhibit No.
4.255	Two Hundred Sixty-First Supplemental Indenture dated as of February 13, 2014, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2039(87)
4.256	Two Hundred Sixty-Seventh Supplemental Indenture dated as of February 19, 2014, to the U.S. Bank Indenture and Form of 4.75% Prospect Capital InterNote® due 2019(88)
4.257	Two Hundred Sixty-Second Supplemental Indenture dated as of February 21, 2014, to the U.S. Bank Indenture and Form of 4.000% Prospect Capital InterNote® due 2018(89)
4.258	Two Hundred Sixty-Third Supplemental Indenture dated as of February 21, 2014, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2019(89)
4.259	Two Hundred Sixty-Fourth Supplemental Indenture dated as of February 21, 2014, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(89)
4.260	Two Hundred Sixty-Fifth Supplemental Indenture dated as of February 21, 2014, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2026(89)
4.261	Two Hundred Sixty-Sixth Supplemental Indenture dated as of February 21, 2014, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2039(89)
4.262	Two Hundred Sixty-Eighth Supplemental Indenture dated as of February 27, 2014, to the U.S. Bank Indenture and Form of 3.750% Prospect Capital InterNote® due 2018(90)
4.263	Two Hundred Sixty-Ninth Supplemental Indenture dated as of February 27, 2014, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2019(90)
4.264	Two Hundred Seventieth Supplemental Indenture dated as of February 27, 2014, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(90)
4.265	Two Hundred Seventy-First Supplemental Indenture dated as of February 27, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2026(90)
4.266	Two Hundred Seventy-Second Supplemental Indenture dated as of February 27, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(90)
4.267	Two Hundred Seventy-Third Supplemental Indenture dated as March 6, 2014, to the U.S. Bank Indenture and Form of 3.750% Prospect Capital InterNote® due 2018(91)
4.268	Two Hundred Seventy-Fourth Supplemental Indenture dated as of March 6, 2014, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2019(91)
4.269	Two Hundred Seventy-Fifth Supplemental Indenture dated as of March 6, 2014, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(91)
4.270	Two Hundred Seventy-Sixth Supplemental Indenture dated as of March 6, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2026(91)
4.271	Two Hundred Seventy-Seventh Supplemental Indenture dated as of March 6, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(91)
4.272	Supplement No. 1 to the Two Hundred Sixty-Seventh Supplemental Indenture dated as of March 11, 2014, to the U.S. Bank Indenture and Form of 4.75% Prospect Capital InterNote® due 2019(92)
4.273	Two Hundred Seventy-Eighth Supplemental Indenture dated as March 13, 2014, to the U.S. Bank Indenture and Form of 3.750% Prospect Capital InterNote® due 2018(93)
4.274	Two Hundred Seventy-Ninth Supplemental Indenture dated as of March 13, 2014, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2019(93)
4.275	Two Hundred Eightieth Supplemental Indenture dated as of March 13, 2014, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(93)
4.276	Two Hundred Eighty-First Supplemental Indenture dated as of March 13, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2026(93)
4.277	Two Hundred Eighty-Second Supplemental Indenture dated as of March 13, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(93)
4.278	Two Hundred Eighty-Fourth Supplemental Indenture dated as March 20, 2014, to the U.S. Bank Indenture and Form of 3.750% Prospect Capital InterNote® due 2018(94)
4.279	Two Hundred Eighty-Fifth Supplemental Indenture dated as of March 20, 2014, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2019(94)
4.280	Two Hundred Eighty-Sixth Supplemental Indenture dated as of March 20, 2014, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(94)

Exhibit No.
4.281	Two Hundred Eighty-Seventh Supplemental Indenture dated as of March 20, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2026(94)
4.282	Two Hundred Eighty-Eighth Supplemental Indenture dated as of March 20, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(94)
4.283	Two Hundred Eighty-Ninth Supplemental Indenture dated as March 27, 2014, to the U.S. Bank Indenture and Form of 3.750% Prospect Capital InterNote® due 2018(95)
4.284	Two Hundred Ninetieth Supplemental Indenture dated as of March 20, 2014, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2019(95)
4.285	Two Hundred Ninety-First Supplemental Indenture dated as of March 27, 2014, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(95)
4.286	Two Hundred Ninety-Second Supplemental Indenture dated as of March 27, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2026(95)
4.287	Two Hundred Ninety-Third Supplemental Indenture dated as of March 27, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(95)
4.288	Two Hundred Ninety-Fourth Supplemental Indenture dated as of April 3, 2014, to the U.S. Bank Indenture and Form of 3.750% Prospect Capital InterNote® due 2018(96)
4.289	Two Hundred Ninety-Fifth Supplemental Indenture dated as of April 3, 2014, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2019(96)
4.290	Two Hundred Ninety-Sixth Supplemental Indenture dated as of April 3, 2014, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(96)
4.291	Two Hundred Ninety-Seventh Supplemental Indenture dated as of April 3, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2024(96)
4.292	Two Hundred Ninety-Eighth Supplemental Indenture dated as of April 3, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(96)
4.293	Supplemental Indenture dated as of April 7, 2014, to the U.S. Bank Indenture and Form of 5.000% Senior Notes due 2019(97)
4.294	Two Hundred Ninety-Ninth Supplemental Indenture dated as of April 10, 2014, to the U.S. Bank Indenture and Form of 3.750% Prospect Capital InterNote® due 2018(98)
4.295	Three Hundredth Supplemental Indenture dated as of April 10, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2019(98)
4.296	Three Hundred First Supplemental Indenture dated as of April 10, 2014, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(98)
4.297	Three Hundred Second Supplemental Indenture dated as of April 10, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2024(98)
4.298	Three Hundred Third Supplemental Indenture dated as of April 10, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(98)
4.299
Indenture dated as of April 11, 2014, by and between Prospect Capital Corporation and American Stock Transfer & Trust Company, as Trustee and Form of Global Note of 4.75% Senior Convertible Notes Due 2020(99)

4.300	Three Hundred Fourth Supplemental Indenture dated as of April 17, 2014, to the U.S. Bank Indenture and Form of 3.750% Prospect Capital InterNote® due 2018(100)
4.301	Three Hundred Fifth Supplemental Indenture dated as of April 17, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2019(100)
4.302	Three Hundred Sixth Supplemental Indenture dated as of April 17, 2014, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(100)
4.303	Three Hundred Seventh Supplemental Indenture dated as of April 17, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2024(100)
4.304	Three Hundred Eighth Supplemental Indenture dated as of April 17, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(100)
4.305	Three Hundred Ninth Supplemental Indenture dated as of April 24, 2014, to the U.S. Bank Indenture and Form of 3.750% Prospect Capital InterNote® due 2018(101)
4.306	Three Hundred Tenth Supplemental Indenture dated as of April 24, 2014, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2019(101)

Exhibit No.
4.307	Three Hundred Eleventh Supplemental Indenture dated as of April 24, 2014, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(101)
4.308	Three Hundred Twelfth Supplemental Indenture dated as of April 24, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2024(101)
4.309	Three Hundred Thirteenth Supplemental Indenture dated as of April 24, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(101)
4.310	Three Hundred Fourteenth Supplemental Indenture dated as of May 1, 2014, to the U.S. Bank Indenture and Form of 3.750% Prospect Capital InterNote® due 2018(102)
4.311	Three Hundred Fifteenth Supplemental Indenture dated as of May 1, 2014, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2019(102)
4.312	Three Hundred Sixteenth Supplemental Indenture dated as of May 1, 2014, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(102)
4.313	Three Hundred Seventeenth Supplemental Indenture dated as of May 1, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2024(102)
4.314	Three Hundred Eighteenth Supplemental Indenture dated as of May 1, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(102)
4.315	Three Hundred Nineteenth Supplemental Indenture dated as of May 8, 2014, to the U.S. Bank Indenture and Form of 3.750% Prospect Capital InterNote® due 2018(103)
4.316	Three Hundred Twentieth Supplemental Indenture dated as of May 8, 2014, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2019(103)
4.317	Three Hundred Twenty-First Supplemental Indenture dated as of May 8, 2014, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(103)
4.318	Three Hundred Twenty-Second Supplemental Indenture dated as of May 8, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2024(103)
4.319	Three Hundred Twenty-Third Supplemental Indenture dated as of May 8, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(103)
4.320	Three Hundred Twenty-Fourth Supplemental Indenture dated as of November 17, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(110)
4.321	Three Hundred Twenty-Fifth Supplemental Indenture dated as of November 28, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(111)
4.322	Three Hundred Twenty-Sixth Supplemental Indenture dated as of December 4, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(112)
4.323	Three Hundred Twenty-Seventh Supplemental Indenture dated as of December 11, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(113)
4.324	Three Hundred Twenty-Eighth Supplemental Indenture dated as of December 18, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(114)
4.325	Three Hundred Twenty-Ninth Supplemental Indenture dated as of December 29, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(115)
4.326	Three Hundred Thirtieth Supplemental Indenture dated as of January 2, 2015, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(116)
4.327	Three Hundred Thirty-First Supplemental Indenture dated as of January 8, 2015, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(117)
4.328	Three Hundred Thirty-Second Supplemental Indenture dated as of January 15, 2015, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2020(118)
4.329	Three Hundred Thirty-Third Supplemental Indenture dated as of January 23, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(119)
4.330	Three Hundred Thirty-Fourth Supplemental Indenture dated as of January 29, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(120)
4.331	Three Hundred Thirty-Fifth Supplemental Indenture dated as of February 5, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(121)
4.332	Three Hundred Thirty-Sixth Supplemental Indenture dated as of February 20, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(122)

Exhibit No.
4.333	Three Hundred Thirty-Seventh Supplemental Indenture dated as of February 26, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(123)
4.334	Three Hundred Thirty-Eighth Supplemental Indenture dated as of March 5, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(124)
4.335	Three Hundred Thirty-Ninth Supplemental Indenture dated as of March 12, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(125)
4.336	Three Hundred Fortieth Supplemental Indenture dated as of March 19, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(126)
4.337	Three Hundred Forty-First Supplemental Indenture dated as of March 26, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(127)
4.338	Three Hundred Forty-Second Supplemental Indenture dated as of April 2, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(128)
4.339	Three Hundred Forty-Third Supplemental Indenture dated as of April 9, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(129)
4.340	Three Hundred Forty-Fourth Supplemental Indenture dated as of April 16, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(130)
4.341	Three Hundred Forty-Fifth Supplemental Indenture dated as of April 16, 2015, to the U.S. Bank Indenture and Form of 3.375% to 6.375% Prospect Capital InterNote® due 2021(130)
4.342	Three Hundred Forty-Sixth Supplemental Indenture dated as of April 23, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(131)
4.343	Three Hundred Forty-Seventh Supplemental Indenture dated as of April 23, 2015, to the U.S. Bank Indenture and Form of 3.375% to 6.375% Prospect Capital InterNote® due 2021(131)
4.344	Three Hundred Forty-Eighth Supplemental Indenture dated as of April 30, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(132)
4.345	Three Hundred Forty-Ninth Supplemental Indenture dated as of April 30, 2015, to the U.S. Bank Indenture and Form of 3.375% to 6.375% Prospect Capital InterNote® due 2021(132)
4.346	Three Hundred Fiftieth Supplemental Indenture dated as of May 7, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(133)
4.347	Three Hundred Fifty-First Supplemental Indenture dated as of May 7, 2015, to the U.S. Bank Indenture and Form of 3.375% to 6.375% Prospect Capital InterNote® due 2021(133)
4.348	Three Hundred Fifty-Second Supplemental Indenture dated as of May 21, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(134)
4.349	Three Hundred Fifty-Third Supplemental Indenture dated as of May 29, 2015, to the U.S. Bank Indenture and Form of 4.625% Prospect Capital InterNote® due 2020(135)
4.350	Three Hundred Fifty-Fourth Supplemental Indenture dated as of May 29, 2015, to the U.S. Bank Indenture and Form of 5.100% Prospect Capital InterNote® due 2022(135)
4.351	Three Hundred Fifty-Fifth Supplemental Indenture dated as of June 4, 2015, to the U.S. Bank Indenture and Form of 4.625% Prospect Capital InterNote® due 2020(136)
4.352	Three Hundred Fifty-Sixth Supplemental Indenture dated as of June 4, 2015, to the U.S. Bank Indenture and Form of 5.100% Prospect Capital InterNote® due 2022(136)
4.353	Three Hundred Fifty-Seventh Supplemental Indenture dated as of June 11, 2015, to the U.S. Bank Indenture and Form of 4.625% Prospect Capital InterNote® due 2020(137)
4.354	Three Hundred Fifty-Eighth Supplemental Indenture dated as of June 11, 2015, to the U.S. Bank Indenture and Form of 5.100% Prospect Capital InterNote® due 2022(137)
4.355	Three Hundred Fifty-Ninth Supplemental Indenture dated as of June 18, 2015, to the U.S. Bank Indenture and Form of 4.625% Prospect Capital InterNote® due 2020(138)
4.356	Three Hundred Sixtieth Supplemental Indenture dated as of June 18, 2015, to the U.S. Bank Indenture and Form of 5.100% Prospect Capital InterNote® due 2021(138)
4.357	Three Hundred Sixty-First Supplemental Indenture dated as of June 25, 2015, to the U.S. Bank Indenture and Form of 4.625% Prospect Capital InterNote® due 2020(139)
4.358	Three Hundred Sixty-Second Supplemental Indenture dated as of June 25, 2015, to the U.S. Bank Indenture and Form of 5.100% Prospect Capital InterNote® due 2021(139)

Exhibit No.
4.359	Three Hundred Sixty-Third Supplemental Indenture dated as of July 2, 2015, to the U.S. Bank Indenture and Form of 4.625% Prospect Capital InterNote® due 2020(140)
4.360	Three Hundred Sixty-Fourth Supplemental Indenture dated as of July 2, 2015, to the U.S. Bank Indenture and Form of 5.100% Prospect Capital InterNote® due 2021(140)
4.361	Three Hundred Sixty-Fifth Supplemental Indenture dated as of July 9, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(141)
4.362	Three Hundred Sixty-Sixth Supplemental Indenture dated as of July 9, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(141)
4.363	Three Hundred Sixty-Seventh Supplemental Indenture dated as of July 16, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(142)
4.364	Three Hundred Sixty-Eighth Supplemental Indenture dated as of July 16, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(142)
4.365	Three Hundred Sixty-Ninth Supplemental Indenture dated as of July 23, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(143)
4.366	Three Hundred Seventieth Supplemental Indenture dated as of July 23, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(143)
4.367	Three Hundred Seventy-First Supplemental Indenture dated as of July 30, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(144)
4.368	Three Hundred Seventy-Second Supplemental Indenture dated as of July 30, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(144)
4.369	Three Hundred Seventy-Third Supplemental Indenture dated as of August 6, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(145)
4.370	Three Hundred Seventy-Fourth Supplemental Indenture dated as of August 6, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(145)
4.371	Three Hundred Seventy-Fifth Supplemental Indenture dated as of August 13, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(146)
4.372	Three Hundred Seventy-Sixth Supplemental Indenture dated as of August 13, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(146)
4.373	Three Hundred Seventy-Fifth Supplemental Indenture dated as of August 20, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(147)
4.374	Three Hundred Seventy-Sixth Supplemental Indenture dated as of August 20, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(147)
10.1	Investment Advisory Agreement between Registrant and Prospect Capital Management L.P.(2)
10.2	Administration Agreement between Registrant and Propsect Administration LLC(2)
10.3	Dividend Reinvestment Plan(2)
10.4	Trademark License Agreement between the Registrant and Prospect Capital Investment Management, LLC(2)
10.5	Transfer Agency and Registrar Services Agreement(4)
10.6
Fifth Amended and Restated Loan and Servicing Agreement, dated August 29, 2014, among Prospect Capital Funding LLC, Prospect Capital Corporation, the lenders from time to time party thereto, the managing agents from time to time party thereto, U.S. Bank National Association as Calculation Agent, Paying Agent and Documentation Agent, KeyBank National Association as Facility Agent, Key Equipment Finance Inc. and Royal Bank of Canada as Syndication Agents, and KeyBank National Association as Structuring Agent, Sole Lead Arranger and Sole Bookrunner(13)

10.7
Fourth Amended and Restated Selling Agent Agreement, dated November 7, 2014, by and among, the Registrant, Prospect Capital Management L.P., Prospect Administration LLC, Incapital LLC and the Agents named therein and added from time to time(109)

10.8	Amended and Restated Custody Agreement, dated as of September 23, 2014, by and between the Registrant and U.S. Bank National Association(106)
10.9	Custody Agreement, dated as of April 24, 2013, by and between the Registrant and Israeli Discount Bank of New York Ltd.(5)
10.10	Custody Agreement, dated as of October 28, 2013, by and between the Registrant and Fifth Third Bank(82)
10.11	Custody Agreement, dated as of May 9, 2014, by and between the Registrant and Customers Bank(104)
10.12	Custody Agreement, dated as of May 9, 2014, by and between the Registrant and Peapack-Gladstone Bank(105)

Exhibit No.
10.13	Custody Agreement, dated as of October 10, 2014, by and between Prospect Yield Corporation, LLC and U.S. Bank National Association(106)
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
14	Code of Ethics*
21	Subsidiaries of the Registrant (included in the notes to the consolidated financial statements contained in this annual report)
22.1	Proxy Statement(148)
22.2	Published report regarding matters submitted to vote of security holders(149)
23.1	Consent of McGladrey LLP, Certified Public Accountants of First Tower Finance Company LLC**
23.2	Consent of Doeren Mayhew & Co., P.C., Certified Public Accountants of Harbortouch Payments, LLC**
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
99.1	Audited Consolidated Financial Statements of First Tower Finance Company LLC and its subsidiaries as of and for the years ended December 31, 2014 and 2013**
99.2	Audited Financial Statements of Harbortouch Payments, LLC as of December 31, 2014, and for the period from March 27, 2014 (date of inception) through December 31, 2014**
________________________

*	Filed herewith.
**	Will be filed by amendment.
(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on May 9, 2014.
(2)	Incorporated by reference from the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 6, 2004.
(3)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on August 26, 2011.
(4)	Incorporated by reference from the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on July 23, 2004.
(5)	Incorporated by reference to Exhibit 10.258 of the Registrant’s Form 10-K filed on August 21, 2013.
(6)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K, filed on February 18, 2011.
(7)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on December 21, 2010.
(8)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on February 18, 2011.
(9)	Incorporated by reference from the Registrant’s Registration Statement on Form N-2, filed on September 1, 2011.
(10)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on March 1, 2012.
(11)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on March 8, 2012.
(12)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on March 14, 2012.
(13)	Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K, filed on September 2, 2014.
(14)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on April 5, 2012.
(15)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on April 12, 2012.
(16)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on April 16, 2012.
(17)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K, filed on April 16, 2012.
(18)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on April 26, 2012.
(19)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on August 14, 2012.
(20)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K, filed on August 14, 2012.

(21)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on September 27, 2012.
(22)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on October 4, 2012.
(23)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 23, 2012.
(24)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 29, 2012.
(25)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on December 6, 2012.
(26)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on December 13, 2012.
(27)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on December 20, 2012.
(28)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on December 21, 2012.
(29)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on December 28, 2012.
(30)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on January 4, 2013.
(31)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on January 10, 2013.
(32)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on January 17, 2013.
(33)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on January 25, 2013.
(34)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on January 31, 2013.
(35)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on February 7, 2013.
(36)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on February 22, 2013.
(37)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on February 28, 2013.
(38)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on March 7, 2013.
(39)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on March 14, 2013.
(40)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on March 15, 2013.
(41)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K, filed on March 15, 2013.
(42)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on March 21, 2013.
(43)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on March 28, 2013.
(44)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on April 4, 2013.
(45)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on April 11, 2013.
(46)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on April 18, 2013.
(47)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on April 25, 2013.
(48)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on May 2, 2013.
(49)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on May 9, 2013.

(50)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on May 23, 2013.
(51)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on May 31, 2013.
(52)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on June 6, 2013.
(53)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on June 13, 2013.
(54)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on June 20, 2013.
(55)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on June 27, 2013.
(56)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 36 to the Registration Statement on Form N-2, filed on July 5, 2013.
(57)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 37 to the Registration Statement on Form N-2, filed on July 11, 2013.
(58)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 38 to the Registration Statement on Form N-2, filed on July 18, 2013.
(59)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 39 to the Registration Statement on Form N-2, filed on July 25, 2013.
(60)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 40 to the Registration Statement on Form N-2, filed on August 1, 2013.
(61)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 41 to the Registration Statement on Form N-2, filed on August 8, 2013.
(62)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 42 to the Registration Statement on Form N-2, filed on August 15, 2013.
(63)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 43 to the Registration Statement on Form N-2, filed on August 22, 2013.
(64)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 45 to the Registration Statement on Form N-2, filed on September 6, 2013.
(65)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 46 to the Registration Statement on Form N-2, filed on September 12, 2013.
(66)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 47 to the Registration Statement on Form N-2, filed on September 19, 2013.
(67)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 48 to the Registration Statement on Form N-2, filed on September 26, 2013.
(68)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 49 to the Registration Statement on Form N-2, filed on October 3, 2013.
(69)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 50 to the Registration Statement on Form N-2, filed on October 10, 2013.
(70)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 51 to the Registration Statement on Form N-2, filed on October 18, 2013.
(71)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on October 24, 2013.
(72)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on October 31, 2013.
(73)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on November 7, 2013.
(74)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on November 15, 2013.
(75)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on November 21, 2013.
(76)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on November 29, 2013.
(77)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on December 5, 2013.

(78)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on December 12, 2013.
(79)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on December 19, 2013.
(80)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on December 27, 2013.
(81)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on January 3, 2014.
(82)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on January 9, 2014.
(83)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on January 16, 2014.
(84)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on January 24, 2014.
(85)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on January 30, 2014.
(86)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on February 6, 2014.
(87)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 20 to the Registration Statement on Form N-2, filed on February 13, 2014.
(88)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on February 19, 2014.
(89)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on February 21, 2014.
(90)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on February 27, 2014.
(91)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on March 6, 2014.
(92)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on March 11, 2014.
(93)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on March 13, 2014.
(94)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on March 20, 2014.
(95)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 28 to the Registration Statement on Form N-2, filed on March 27, 2014.
(96)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on April 3, 2014.
(97)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on April 7, 2014.
(98)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on April 10, 2014.
(99)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on April 16, 2014.
(100)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on April 17, 2014.
(101)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on April 24, 2014.
(102)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on May 1, 2014.
(103)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on May 8, 2014.
(104)	Incorporated by reference to Exhibit 10.12 of the Registrant’s Form 10-K, filed on August 25, 2014.
(105)	Incorporated by reference to Exhibit 10.13 of the Registrant’s Form 10-K, filed on August 25, 2014.
(106)	Incorporated by reference from the Registrant's Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on October 14, 2014.

(107)	Incorporated by reference to Exhibit 99.1 of the Registrant's Form 10-K/A, filed on November 3, 2014.
(108)	Incorporated by reference from the Registrant's Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 3, 2014.
(109)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on November 3, 2014.
(110)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 20, 2014.
(111)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 28, 2014.
(112)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on December 4, 2014.
(113)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on December 11, 2014.
(114)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on December 18, 2014.
(115)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on December 29, 2014.
(116)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on January 5, 2015.
(117)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on January 8, 2015.
(118)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on January 15, 2015.
(119)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on January 23, 2015.
(120)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on January 29, 2015.
(121)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on February 5, 2015.
(122)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on February 20, 2015.
(123)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on February 26, 2015.
(124)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on March 5, 2015.
(125)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on March 12, 2015.
(126)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on March 19, 2015.
(127)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on March 26, 2015.
(128)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 20 to the Registration Statement on Form N-2, filed on April 2, 2015.
(129)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on April 9, 2015.
(130)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on April 16, 2015.
(131)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on April 23, 2015.
(132)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on April 29, 2015.
(133)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on May 7, 2015.
(134)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on May 21, 2015.

(135)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on May 29, 2015.
(136)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 28 to the Registration Statement on Form N-2, filed on June 4, 2015.
(137)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on June 11, 2015.
(138)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on June 18, 2015.
(139)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on June 25, 2015.
(140)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on July 2, 2015.
(141)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on July 9, 2015.
(142)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on July 16, 2015.
(143)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on July 23, 2015.
(144)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 36 to the Registration Statement on Form N-2, filed on July 30, 2015.
(145)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 37 to the Registration Statement on Form N-2, filed on August 6, 2015.
(146)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 38 to the Registration Statement on Form N-2, filed on August 13, 2015.
(147)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 39 to the Registration Statement on Form N-2, filed on August 20, 2015.
(148)	Incorporated by reference from the Registrant's Proxy Statement, filed on September 10, 2014.
(149)	Incorporated by reference from the Registrant’s Form 8-K, filed on December 5, 2014.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 26, 2015.

PROSPECT CAPITAL CORPORATION

By:	/s/ JOHN F. BARRY III
John F. Barry III
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JOHN F. BARRY III	/s/ ANDREW C. COOPER
John F. Barry III	Andrew C. Cooper
Chairman of the Board, Chief Executive Officer and Director	Director
August 26, 2015	August 26, 2015

/s/ BRIAN H. OSWALD	/s/ WILLIAM J. GREMP
Brian H. Oswald	William J. Gremp
Chief Financial Officer	Director
August 26, 2015	August 26, 2015

/s/ M. GRIER ELIASEK	/s/ EUGENE S. STARK
M. Grier Eliasek	Eugene S. Stark
President, Chief Operating Officer and Director	Director
August 26, 2015	August 26, 2015